Form 10-K
period 2013-12-31
Actavis plc
filed 2014-02-25
CIK 1578845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-55075

ACTAVIS plc

(Exact name of registrant as specified in its charter)

Ireland	98-1114402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1 Grand Canal Square, Docklands Dublin 2, Ireland

(Address of principal executive offices)

(862) 261-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Ordinary Shares, $0.0001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑            No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐            No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☑            No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑            No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

This Annual Report on Form 10-K is being filed by the registrant on behalf of and as successor registrant to Actavis, Inc. and Warner Chilcott plc. The aggregate market value of the voting and non-voting stock held by non-affiliates of Actavis, Inc. as of June 28, 2013, based upon the last sale price reported for such date on the New York Stock Exchange, was $16,671.7 million. The calculation of the aggregate market value of voting and non-voting stock excludes Class A common shares of Actavis, Inc. held by executive officers, directors, and stockholders that the registrant concluded were affiliates of Actavis, Inc. on that date.

On October 1, 2013, Actavis plc became the successor registrant to Actavis, Inc. and Warner Chilcott plc, and each of Actavis, Inc.’s Class A common shares was converted into one Actavis plc Ordinary Share.

Number of shares of Registrant’s Ordinary Shares outstanding on February 7, 2014: 174,199,744

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K (“Annual Report”) is incorporated by reference from the Registrant’s proxy statement to be filed pursuant to Regulation 14A with respect to the Registrant’s Annual Meeting of Shareholders to be held on May 9, 2014.

ACTAVIS plc

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013

ITEM 1.	BUSINESS

Company History

Actavis plc (formerly known as Actavis Limited) was incorporated in Ireland on May 16, 2013 as a private limited company and re-registered effective September 18, 2013 as a public limited company. It was established for the purpose of facilitating the business combination between Actavis, Inc. and Warner Chilcott plc (“Warner Chilcott”). On October 1, 2013, pursuant to the transaction agreement dated May 19, 2013 among Actavis, Inc., Warner Chilcott, Actavis plc, Actavis Ireland Holding Limited, Actavis W.C. Holding LLC (now known as Actavis W.C. Holding Inc.) and Actavis W.C. Holding 2 LLC (now known as Actavis W.C. Holding 2 Inc.) (“MergerSub”), (i) Actavis plc acquired Warner Chilcott (the “Warner Chilcott Acquisition”) pursuant to a scheme of arrangement under Section 201, and a capital reduction under Sections 72 and 74, of the Irish Companies Act of 1963 where each Warner Chilcott ordinary share was converted into 0.160 of an Actavis plc ordinary share (the “Company Ordinary Shares”), or $5,833.9 million in equity consideration, and (ii) MergerSub merged with and into Actavis, Inc., with Actavis, Inc. as the surviving corporation in the merger (the “Merger” and, together with the Warner Chilcott Acquisition, the “Transactions”). Following the consummation of the Transactions, Actavis, Inc. and Warner Chilcott became wholly-owned subsidiaries of Actavis plc. Each of Actavis, Inc.’s common shares was converted into one Company Ordinary Share.

The issuance of the Company Ordinary Shares in connection with the Transactions was registered under the Securities Act of 1933, as amended, pursuant to Actavis plc’s registration statement on Form S-4 (File No. 333-189402) filed with the Securities and Exchange Commission and declared effective on July 31, 2013.

Pursuant to Rule 12g-3(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Actavis plc is the successor issuer to Actavis, Inc. and to Warner Chilcott. The Company’s Ordinary Shares are deemed to be registered under Section 12(b) of the Exchange Act, and Actavis plc is subject to the informational requirements of the Exchange Act, and the rules and regulations promulgated thereunder. The Company’s Ordinary Shares were approved for listing on the New York Stock Exchange (“NYSE”) and trade under the symbol “ACT”.

On October 31, 2012, Watson Pharmaceuticals, Inc. completed the acquisition of the Actavis Group for a cash payment of €4.2 billion, or approximately $5.5 billion, and contingent consideration of 5.5 million newly issued shares of Actavis, Inc., which have since been issued (the “Actavis Group Acquisition”). Watson Pharmaceuticals, Inc.’s Common Stock was traded on the NYSE under the symbol “WPI” until close of trading on January 23, 2013, at which time Watson Pharmaceuticals, Inc. changed its corporate name to “Actavis, Inc.” and changed its ticker symbol to “ACT.”

On February 17, 2014, Actavis plc entered into a merger agreement with Forest Laboratories, Inc. (“Forest”). Forest is a leading, fully integrated, specialty pharmaceutical company largely focused on the United States market. Forest markets a portfolio of branded drug products and develops new medicines to treat patients suffering from diseases principally in the following therapeutic areas: central nervous system, cardiovascular, gastrointestinal, respiratory, anti-infective, and cystic fibrosis. Refer to “NOTE 23 – Subsequent Events” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report for a description of the merger agreement.

References throughout to “we,” “our,” “us,” the “Company” or “Actavis” refer to financial information and transactions of Watson Pharmaceuticals, Inc. prior to January 23, 2013, Actavis, Inc. from January 23, 2013 until October 1, 2013 and Actavis plc subsequent to October 1, 2013.

Business Overview

Actavis is a leading integrated global specialty pharmaceutical company engaged in the development, manufacturing, marketing, sale and distribution of generic, branded generic, brand name (“brand” or “branded”), biosimilar and over-the-counter (“OTC”) pharmaceutical products. We also develop and out-license generic pharmaceutical products primarily in Europe through our Medis third-party business. Following our renaming in January of 2013, we also changed the name of our three reporting segments, which remained in effect as of

December 31, 2013. The Global Generics segment became “Actavis Pharma,” Global Brands became “Actavis Specialty Brands,” and Distribution became “Anda Distribution.”

The Company has operations in more than 60 countries throughout the Americas (The United States of America (“U.S.”), Canada, Latin America), Europe (Europe, Russia, Commonwealth of Independent States (“CIS”), and Turkey), and MEAAP (Middle East, Africa, Australia, and Asia Pacific). The U.S. remains our largest commercial market and represented more than half of total net revenues for each of 2013 and 2012. As of December 31, 2013, we marketed approximately 250 generic pharmaceutical product families and approximately 45 brand pharmaceutical product families in the U.S. and distributed approximately 12,725 stock-keeping units (“SKUs”) through our Anda Distribution Division.

Our principal executive offices are located at 1 Grand Canal Square, Docklands, Dublin 2, Ireland and our administrative headquarters are located at Morris Corporate Center III, 400 Interpace Parkway, Parsippany, NJ 07054. Our Internet website address is www.actavis.com. We do not intend this website address to be an active link or to otherwise incorporate by reference the contents of the website into this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto are available free of charge on our Internet website. These reports are posted on our website as soon as reasonably practicable after such reports are electronically filed with the U.S. Securities and Exchange Commission (“SEC”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room or electronically through the SEC website (www.sec.gov). Within the Investors section of our website, we provide information concerning corporate governance, including our Corporate Governance Guidelines, Board Committee Charters and Composition, Code of Conduct and other information. Refer to “ITEM 1A. RISK FACTORS-CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS” in this Annual Report on Form 10-K (“Annual Report”).

Transactions Accounted for As Business Acquisitions

Acquisition of Warner Chilcott

On October 1, 2013, pursuant to the agreement dated May 19, 2013, we completed the Warner Chilcott Acquisition for a transaction value, including the assumption of debt, of $9.2 billion. Warner Chilcott was a leading specialty pharmaceutical company focused on women’s healthcare, gastroenterology, urology and dermatology segments of the branded pharmaceuticals market, primarily in North America. The Warner Chilcott Acquisition expands our presence in our Actavis Specialty Brands Segment. Warner Chilcott’s financial results included in this report do not include the financial results of Warner Chilcott for any of the periods or at any of the dates presented prior to October 1, 2013.

Medicines360

On June 11, 2013, we entered into an exclusive license agreement with Medicines360 to market, sell and distribute Medicines360 LNG20 intrauterine device (“LNG20”) in the U.S. and in Canada for a payment of approximately $52.3 million. According to the terms of the agreement, we are also required to pay Medicines360 certain regulatory and sales based milestone payments totaling up to nearly $125.0 million plus royalties. Medicines360 retained the rights to market the product in the U.S. public sector, including family planning clinics that provide services to low-income women. LNG20, originally developed by Uteron Pharma S.P.R.L. in Belgium (now a subsidiary of the Company), is designed to deliver 20 mcg of levonorgestrel per day for the indication of long-term contraception, and is currently in Phase III clinical trials in the U.S. Pending U.S. Food and Drug Administration (“FDA”) approval, the LNG20 product could be launched in the U.S. as early as 2014.

Metronidazole 1.3% Vaginal Gel

On May 1, 2013, we entered into an agreement to acquire the worldwide rights to Valeant Pharmaceuticals International, Inc.’s (“Valeant”) metronidazole 1.3% vaginal gel antibiotic development product, a topical antibiotic for the treatment of bacterial vaginosis. Under the terms of the agreement, we will acquire the product upon FDA approval for approximately $57.0 million, which includes upfront ($1.0 million) and certain milestone payments ($11.0 million) and guaranteed royalties for the first three years of commercialization. Upon FDA approval, or receipt of product launch quantity, we will account for this transaction using the acquisition method of accounting. In the event of generic competition on metronidazole 1.3%, and should we choose to launch an authorized generic product, we would share the gross profits of the authorized generic with Valeant.

Acquisition of Uteron Pharma SA

On January 23, 2013, the Company completed the acquisition of Belgium-based Uteron Pharma SA. The acquisition was consummated for a cash payment of $142.0 million, plus assumption of debt and other liabilities of $7.7 million and up to $155.0 million in potential future milestone payments (the “Uteron Acquisition”). The Uteron Acquisition expanded our Actavis Specialty Brands pipeline of Women’s Health products including two potential near term commercial opportunities in contraception and infertility, and one novel oral contraceptive. Several additional products in earlier stages of development were also included in the acquisition. This transaction is consistent with Actavis Specialty Brands’ growth strategy, which is focused on expanding our branded product portfolio globally.

Acquisition of Actavis Group

On October 31, 2012, we completed the Actavis Group Acquisition. Actavis Group was a privately held generic pharmaceutical company specializing in the development, manufacture and sale of generic pharmaceuticals. Actavis plc’s consolidated financial statements included in this report do not include the financial results of the Actavis Group for any of the periods or at any of the dates presented prior to November 1, 2012.

With the acquisition of Actavis Group, the Company became the third largest global generics pharmaceutical company with operations in more than 60 countries. The acquisition expanded the Company’s core leadership position in modified release, solid oral dosage and transdermal products into semi-solids, liquids and injectables. The result is a broader and more diversified global product portfolio, and an expanded development pipeline. As of December 31, 2013, the combined company had approximately 195 Abbreviated New Drug Applications (“ANDAs”) pending at the FDA.

Acquisition of Ascent Pharmahealth Ltd.

On January 24, 2012, we completed the acquisition of Ascent Pharmahealth Ltd. (“Ascent”), the Australian and Southeast Asian generic pharmaceutical business of Strides Arcolab Ltd, for AU$376.6 million in cash, or approximately $392.6 million, including working capital adjustments. As a result of the acquisition, the Company enhanced its commercial presence in Australia and we gained a selling and marketing capability in Southeast Asia through Ascent’s line of branded generic and OTC products.

Acquisition of Specifar Pharmaceuticals

On May 25, 2011, we completed the acquisition of Specifar Pharmaceuticals, a privately-held multinational generic pharmaceutical company for €400.0 million, or approximately $561.7 million in cash, subject to a net of working capital adjustment of €1.5 million, or approximately $2.2 million. As a result of the acquisition, we enhanced our commercial presence in key European markets through Specifar’s portfolio of approved products. The transaction also gave the Company a strong branded-generic commercial presence in the Greek pharmaceutical market.

Other Business Development Activities

Actavis completed additional business development activities to expand its Actavis Pharma and Actavis Specialty Brands development and commercial capabilities.

Palau Pharma S.A. Agreement

On August 1, 2013, we entered into a purchase agreement with Palau Pharma S.A. (“Palau”) to acquire worldwide product rights to develop and commercialize albaconazole for the treatment of candidiasis. We simultaneously entered into a manufacturing and supply agreement with Palau for the supply of clinical and commercial quantities of the products. In connection with the execution of the agreements, we paid an upfront non-refundable payment of €10.0 million, or $13.4 million to Palau, which was recorded as research and development (“R&D”) expense in the year ended December 31, 2013. The agreement also provides for certain future milestone payments up to €18.0 million in the aggregate, upon the successful completion of Phase III trials of the products and regulatory approvals.

Zovirax® Ointment and Cream

On April 5, 2013, we entered into an agreement with Valeant to be the exclusive marketer and distributor of the authorized generic version of Valeant’s Zovirax® ointment (acyclovir 5%) product. Under the terms of the agreement, Valeant will supply a generic version of Valeant’s Zovirax® ointment product and we will market and distribute the product in the U.S. Additionally, we were granted the exclusive right by Valeant to co-promote Zovirax® cream (acyclovir 5%) to obstetricians and gynecologists in the U.S. and we granted Valeant the exclusive right to co-promote Actavis Specialty Brands’ Cordran® Tape (flurandrenolide) product in the U.S. Under the terms of the agreement related to the co-promotion of Zovirax® cream, we will utilize our existing Specialty Brands sales and marketing structure to promote the product and we will receive a co-promotion fee from sales generated by prescriptions written by our defined targeted physician group. The fees earned under the Zovirax cream co-promotion arrangement will be recognized in other revenues in the period earned. Under the terms of the Cordran® Tape co-promotion agreement, Valeant will utilize its existing Dermatology sales and marketing structure to promote the product, and will receive a co-promotion fee on sales. The fees paid to Valeant under the Cordran® Tape arrangement will be recognized in the period incurred as selling and marketing expenses.

Actavis Pharma Business Development

Generic Concerta® and Lidoderm®

The Company’s two most significant products in 2013 were the authorized generic version of Concerta® (methylphenidate ER) and Lidoderm® (lidocaine topical patch 5%), which on a combined basis comprised 16% of the Actavis Pharma Segment’s revenues. These products are sold pursuant to exclusive marketing arrangements.

In November 2010, we entered into an exclusive agreement with Ortho-McNeil-Janssen Pharmaceuticals, Inc. (“OMJPI”) to market the authorized generic version of Concerta® (methylphenidate ER). Under the terms of the agreement, the product is supplied by OMJPI. We launched our authorized generic of Concerta® on May 1, 2011. Under the terms of our agreement with OMJPI, we agreed to pay a royalty to OMJPI based on the gross profit of product revenues as defined in the agreements. During 2012, the royalty payable to OMJPI ranged from 50% to 55% of sales. In 2013, our royalty payable on sales of methylphenidate ER declined to 30% when a third party competitor launched a competing bioequivalent product. The change in royalty was a one-time event and was applied on a strength-by-strength basis following the launch of the first third party generic competitor. This royalty includes the cost of the product supplied by OMJPI. The agreement with OMJPI expires on December 31, 2014 and is subject to normal and customary early termination provisions. The agreement with OMJPI has been accounted for as a distribution arrangement. Accordingly, we recorded the net sales of the authorized generic product in the period earned and reflected the cost of product sold and the royalty payments to OMJPI in costs of goods sold in the period incurred.

We entered into an agreement with Endo Pharmaceuticals Inc. (“Endo”) and Teikoku Seiyaku Co., Ltd to settle all outstanding patent litigation related to our generic version of Lidoderm®. Lidoderm® is a local anesthetic indicated to relieve post-shingles pain. Per the terms of the agreement, on September 15, 2013, we launched our generic version of Lidoderm® (lidocaine topical patch 5%) to customers in the U.S. more than two years before the product’s patents expire. Under applicable Hatch Waxman rules, we believe we are entitled to 180 days of marketing exclusivity. Additionally, under the terms of the agreement, we received and distributed branded Lidoderm® prior to the launch of the generic version of Lidoderm®.

Actavis Specialty Brands Business Development

License and supply agreement with Merck for Oxytrol® OTC

In November 2007, the Company entered into a license and supply agreement for Oxytrol® with Merck, Inc. Under terms of the agreement, Actavis will supply the Oxytrol® product to Merck and Merck will package, distribute, sell and market the product over-the-counter in the U.S. for the treatment of over active bladder in women (“OAB”). The agreement entitles Actavis to retain marketing rights for the prescription Oxytrol® product. After conducting numerous clinical trials, Merck submitted the application in March of 2012 and received FDA approval on January 25, 2013 as the first OTC product for the treatment of OAB.

Amgen Collaboration

In December 2011, we entered into a collaboration agreement with Amgen Inc. (“Amgen”) to develop and commercialize, on a worldwide basis, biosimilar versions of Herceptin®, Avastin®, Rituxan/Mab Thera®, and Erbitux® (the “Amgen Collaboration Agreement”). Amgen has assumed primary responsibility for developing, manufacturing and initially commercializing the oncology antibody products. The Company will contribute up to $312.4 million in co-development costs over the remaining course of development, including the provision of development support, and will share product development risks. In addition, we will contribute our significant expertise in the commercialization and marketing of products in highly competitive specialty and generic markets, including helping effectively manage the lifecycle of the biosimilar products. The collaboration products are expected to be sold under a joint Amgen/Actavis label. We will initially receive royalties and sales milestones from product revenues. The collaboration will not pursue biosimilars of Amgen’s proprietary products.

Global Licensing Agreement for Biosimilar Herceptin®

On July 13, 2012, the Company entered into a global license agreement with Synthon, obtaining an exclusive license to its trastuzumab molecule, which is being developed as a biosimilar to Herceptin®. Actavis subsequently contributed the product to the Company’s biosimilar collaboration with Amgen. Amgen and Actavis will assume all responsibility for worldwide development and commercialization of biosimilar trastuzumab, including Phase III clinical trials and global manufacturing. The agreement entitles Synthon to an initial payment and the opportunity to receive a milestone payment and royalties on net sales. Synthon will also receive compensation for transitional support activities provided under the agreement.

Amendment to Sanofi Collaboration Agreement

On October 28, 2013, Warner Chilcott Company, LLC (“WCCL”), our indirect wholly-owned subsidiary, and Sanofi-Aventis U.S. LLC (“Sanofi”) entered into an amendment (the “Sanofi Amendment”) to the global collaboration agreement as amended (the “Collaboration Agreement”) to which WCCL and Sanofi are parties. WCCL and Sanofi co-develop and market Actonel® and Atelvia® (risedronate sodium) on a global basis, excluding Japan.

Pursuant to the Sanofi Amendment, the parties amended the Collaboration Agreement with respect to Actonel® and Atelvia® in the U.S. and Puerto Rico (the “Exclusive Territory”) to provide that, in exchange for the payment of a lump sum of $125.0 million by WCCL to Sanofi in the year ended December 31, 2013, WCCL’s obligations with respect to the global reimbursement payment, which represented a percentage of Actavis’ net sales as defined, as it relates to the Exclusive Territory for the year ended December 31, 2014 shall be satisfied in full. The Sanofi Amendment did not and does not apply to or affect the parties’ respective rights and obligations under the Collaboration Agreement with respect to (i) the remainder of 2013 or (ii) territories outside the Exclusive Territory.

Disposals

Actavis (Foshan) Pharmaceuticals Co., Ltd. Assets Held for Sale

During the year ended December 31, 2013, we held our Chinese subsidiary, Actavis (Foshan) Pharmaceuticals Co., Ltd. (“Foshan”), for sale. On January 24, 2014, we completed an agreement with Zhejiang Chiral Medicine Chemicals Co., Ltd to acquire our interest in Foshan (the “Foshan Sale”). We intend to continue further commercial operations in China in collaboration with our preferred business partners. As a result of the transaction, we recognized an impairment on the net assets held for sale of $8.4 million in the year ended December 31, 2013.

Western European Assets Held for Sale

During the year ended December 31, 2013, we held for sale our Actavis’ Pharma’s commercial infrastructure in France, Italy, Spain, Portugal, Belgium, Germany and the Netherlands, including products, marketing authorizations and dossier license rights. We believe that the potential divestiture allows the Company to focus on faster growth markets including Central and Eastern Europe, and other emerging markets which we believe will enhance our long-term strategic objectives. On January 17, 2014, we announced our intention to enter into an agreement with Aurobindo Pharma Limited to sell these businesses. The transaction is conditional on certain antitrust approvals and completion of employee consultation processes. As a result of the transaction, the Company recognized an impairment on the net assets held for sale of $34.3 million in the year ended December 31, 2013.

Sale of Changzhou Watson Pharmaceuticals Co., Ltd

On November 27, 2013, we sold our Changzhou Watson Pharmaceuticals Co., Ltd (“Changzhou”) business to Great Harmony Enterprises Limited, a Hong Kong Company, for a total consideration of $8.0 million (the “Changzhou Sale”). As a result of the sale, we recorded a gain of $2.3 million in other income (expense) in the year ended December 31, 2013.

Rugby OTC Business

On October 29, 2012, we sold our Rugby Group, Inc. (“Rugby”) OTC pharmaceutical products and trademarks to The Harvard Drug Group, L.L.C. (“Harvard”) for $116.6 million (the “Rugby Sale”). Under the terms of the agreement, Harvard acquired the Rugby trademark and all rights to market, sell and distribute OTC products and nicotine gum products sold under the trademark. We retained all rights to manufacture, sell and distribute all store-branded OTC and nicotine gum products, as well as other non-Rugby OTC products in our portfolio. We retained ownership of our nicotine gum ANDAs, as well as nicotine gum manufacturing facilities. Also, as part of the transaction, we entered into a supply and license agreement with Harvard under which we manufacture and supply nicotine gum products sold under the Rugby and Major labels. Major is Harvard’s existing private label brand.

Sale of Moksha8 Ownership

On October 22, 2012, we sold our investment in Moksha8 Pharmaceuticals, Inc. (“Moksha8”) for $46.6 million (the “Moksha8 Sale”). Simultaneously, we expanded our ongoing sales and marketing collaboration with Moksha8 by granting a license to Moksha8 for five new branded generic products to be developed for the Brazilian and Mexican markets in exchange for defined milestones and sales royalties. We retained generic marketing rights in each market for all products licensed to Moksha8. As a result of the sale, we recorded a gain of $28.8 million in other income (expense) in the year ended December 31, 2012. During the year ended December 31, 2013, we terminated the agreement with Moksha8, resulting in a loss of $4.0 million.

Business Description

Prescription pharmaceutical products in the U.S. generally are marketed as either generic or brand pharmaceuticals. Generic pharmaceutical products are bioequivalents of their respective brand products, or in cases of protein-based biologic therapies, biosimilar, and provide a cost-efficient alternative to brand products. Brand pharmaceutical products are marketed under brand names through programs that are designed to generate physician and consumer loyalty. Through our Anda Distribution Segment, we distribute pharmaceutical products, primarily generics, which have been commercialized by us and others, to pharmacies and physicians’ offices. As a result of the differences between the types of products we market and/or distribute and the methods by which we distribute these products, we operated and managed our business as three distinct operating segments as of December 31, 2013: Actavis Pharma, Actavis Specialty Brands and Anda Distribution. The Company also develops and out-licenses generic pharmaceutical products through its Medis third-party business.

Business Strategy

We apply three key strategies to achieve growth for our Actavis Pharma and Actavis Specialty Brands pharmaceutical businesses: (i) internal development of differentiated and high-demand products, including, in certain circumstances, challenging patents associated with these products, (ii) establishment of strategic alliances and collaborations and (iii) acquisition of products and companies that complement our current business. Our Medis third-party business has a broad portfolio of over 175 developed products for out licensing to approximately 330 customers, primarily in Europe. Our Anda Distribution business distributes products for approximately 400 suppliers and is focused on providing next-day delivery and responsive service to its customers. Our Anda Distribution business also distributes a number of generic and brand products in the U.S. Growth in our Anda Distribution business will be largely dependent upon FDA approval of new generic products in the U.S. and expansion of our base of suppliers.

Based upon business conditions, our financial strength and other factors, we regularly reexamine our business strategies and may change them at any time. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our Business” in this Annual Report.

Actavis Pharma Segment

Actavis is a leader in the development, manufacturing and sale of generic, branded generic and OTC pharmaceutical products. In certain cases where patents or other regulatory exclusivity no longer protect a brand product, or other opportunities might exist, Actavis seeks to introduce generic counterparts to the brand product. These generic products are bioequivalent to their brand name counterparts and are generally sold at significantly lower prices than the brand product. Our portfolio of generic products includes products we have developed internally and products licensed from and distributed for third parties. Net revenues in our Actavis Pharma segment accounted for $6.4 billion, $4.4 billion and $3.4 billion, or approximately 73.2%, 75.2% and 73.4% of our total net revenues in the years ended December 31, 2013, 2012 and 2011, respectively. Our Actavis Pharma business in the U.S. remains the dominant source of revenue for the Company with approximately 60%, 75% and 84% of 2013, 2012 and 2011 segment net revenue coming from our U.S. businesses, respectively. While our U.S. generics business will continue to be the dominant source of revenue for the Company, we expect international generic revenue to represent an increasing percentage of total revenues in future periods due to the Actavis Group Acquisition.

Actavis Pharma Strategy

Our Actavis Pharma business is focused on maintaining a leading position within both the U.S. generics market and our key international markets and strengthening our global position by offering a consistent and reliable supply of quality products.

Our strategy in the U.S. is to develop generic pharmaceuticals that are difficult to formulate or manufacture or will complement or broaden our existing product lines. Internationally, we seek to grow our market share in key markets while expanding our presence in new markets. We plan to accomplish this through new product launches, filing existing products overseas and in-licensing products through acquisitions and strategic alliances. Additionally, we distribute generic versions of third parties’ brand products (sometimes known as “Authorized Generics”) to the extent such arrangements are complementary to our core business.

We have maintained an ongoing effort to enhance efficiencies and reduce costs in our manufacturing operations.

Actavis Pharma Product Portfolio

Our U.S. portfolio of approximately 250 generic pharmaceutical product families includes the following key products:

Actavis Generic Product	Comparable Brand Name	Therapeutic Classification

Amethia™	Seasonique®	Oral contraceptive

Bupropion hydrochloride ER	Wellbutrin XL®	Anti-depressant

Buprenorphine HCI, Naloxone HCI	Suboxone®	Anti-depressant

Desonide lotion and cream	Desowen®	Dermatology

Doxycycline hyclate	Vibramycin®	Antibiotic

Dronabinol	Marinol®	Antiemetic

Duloxetine HCI	Cymbalta®	Anti-depressant

Enoxaparin sodium	Lovenox®	Anticoagulant

Fentanyl transdermal system	Duragesic®	Analgesic/narcotic combination

Glipizide ER	Glucotrol XL®	Anti-diabetic

Hydrocodone bitartrate/ acetaminophen	Lorcet®, Lorcet® Plus, Lortab®, Norco®/Anexsia®, Maxidone®, Vicodin®, Vicodin ES®, Vicodin HP®	Analgesic

Levalbuterol inhaltion solution	Xopenex® Inhalation Solution	Broncodiolator

Lidocaine topical patch 5%	Lidoderm®	Anesthetic

Methylphenidate ER	Concerta®	Hypertension, attention-deficit/ hyperactivity disorder

Metoprolol succinate	Toprol XL®	Anti-hypertensive

Microgestin®/Microgestin® Fe	Loestrin®/Loestrin® Fe	Oral contraceptive

Mixed Amphetamine Salts ER	Adderall XR® CII	Hypertension, attention-deficit/ hyperactivity disorder

Modafinil	Provigil®	Sleep disorder

Morphine sulfate	Kadian®	Analgesic

Next Choice One DoseTM	Plan B One-Step®	Emergency oral contraceptive

Potassium	Micro-K®, K-Dur®	Hypokalemia

Permethrin	Elimite	Dermatology

Valsartan	Diovan®	Hypertension

In the U.S., we predominantly market our generic products to various drug wholesalers, mail order, government and national retail drug and food store chains utilizing a small team of sales and marketing professionals. We sell our generic prescription products primarily under the “Watson Laboratories”, “Watson Pharma” and “Actavis Pharma” labels, and our OTC generic products under private label. In early 2013, following the renaming of Watson Pharmaceuticals, Inc. to Actavis, Inc., efforts began to change the underlying “Watson” subsidiary and legal entity names to an “Actavis” name.

During 2013, on a combined business, we expanded our generic product line with the launch of approximately 700 generic products globally. Key U.S. generic launches in 2013 included a generic Lidoderm® (lidocaine topical patch 5%), Suboxone® (buprenorphine HCL / nalaxone HCL), Diovan® (valsartan), Provigil® (modafinil), Desowen® (desonide lotion and cream) and Cymbalta® (duloxetine HCI).

Operations in Key International Markets

Approximately 40%, 25% and 16% of our Actavis Pharma revenue was derived outside the U.S. in 2013, 2012 and 2011, respectively, primarily in Western Europe, Canada and Australia. With the close of the Actavis Group Acquisition on October 31, 2012, the Company now has operations in more than 60 countries, with leading generic market share positions in key strategic markets including the U.S., U.K., Canada, Australia, Nordics and Russia. In the year ended December 31, 2013, revenues attributed to Ireland, our country of domicile, were approximately $24.9 million.

Actavis Pharma Research and Development

We devote significant resources to the research and development of generic products and proprietary drug delivery technologies. The Actavis Pharma segment incurred R&D expenses of approximately $425.1 million, $256.3 million and $241.8 million in the years ended December 31, 2013, 2012 and 2011, respectively. We are presently developing a number of generic products through a combination of internal and collaborative programs.

Our Actavis Pharma R&D strategy focuses on the following product development areas:

•	off-patent drugs that are difficult to develop or manufacture, or that complement or broaden our existing product lines; and

•

the development of sustained-release, semi-solid, liquid, oral transmucosal, transdermal, gel, injectable, and other drug delivery technologies and the application of these technologies to proprietary drug forms.

We conduct research and development through a network of 17 global R&D centers. Our R&D activities focus on products using solid dosage form, oral controlled and sustained release, transdermal, gel and oral transmucosal technologies and, following the acquisition of Actavis Group, also focuses on liquids, semi-solids and injectables. As of December 31, 2013, we conducted the majority of our R&D activities in Davie and Weston, Florida; Salt Lake City, Utah; Elizabeth, New Jersey; Owings Mills, Maryland and Mumbai, India.

As of December 31, 2013, we had more than 195 ANDAs on file in the U.S. Refer to the “Government Regulation and Regulatory Matters” section below for a description of our process for obtaining FDA approval for our products. Refer to “ITEM 1A. RISK FACTORS — Risks Relating to Investing in the Pharmaceutical Industry — Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities” in this Annual Report.

Actavis Specialty Brands Segment

Newly developed pharmaceutical products normally are patented or have market exclusivity and, as a result, are generally offered by a single provider when first introduced to the market. We currently market a number of branded products to physicians, hospitals, and other markets that we serve. We classify these patented and off-patent trademarked products as our brand pharmaceutical products. In October 2013, as a result of the Warner Chilcott Acquisition, we began promoting a number of additional products, including, but not limited to, Actonel®, Asacol® HD, Atelvia®, Delzicol®, Doryx®, Estrace® Cream, Enablex®, Lo Loestrin® Fe and Minastrin® 24 Fe. In April 2012, we launched Gelnique 3%TM (oxybutynin), a clear, odorless topical gel that has been shown to be an effective and safe treatment for OAB. Gelnique 3%TM was obtained through an exclusive licensing agreement with Antares Pharma, Inc. Net revenues in our Actavis Specialty Brands segment were $1,124.8 million, $482.4 million and $441.0 million, or approximately 13.0%, 8.2% and 9.6% of our total net revenues in the years ended December 31, 2013, 2012 and 2011, respectively. Typically, our brand products realize higher profit margins than our generic products.

Our portfolio of approximately 45 brand pharmaceutical product families includes the following key products, which represented approximately 80% of total Actavis Specialty Brands segment product revenues in 2013:

Actavis Brand Product	Active Ingredient	Therapeutic Classification
Actonel®	Risedronate	Osteoporosis
Androderm®	Testosterone (transdermal patch)	Male testosterone replacement
Asacol® HD	Mesalamine	Ulcerative Colitis
Atelvia®	Risedronate	Osteoporosis
Crinone®	Progesterone	Progesterone supplementation
Delzicol®	Mesalamine	Ulcerative Colitis
Doryx®	Doxycycline hyclate	Acne
Enablex®	Darifenacin	Overactive bladder
Estrace® Cream	Estradiol	Hormone Therapy
Generess® Fe	Ethinyl estradiol and norethindrone	Oral contraceptive
INFeD®	Iron dextran	Hematinic
Kadian®	Morphine sulfate	Opioid analgesic
Lo Loestrin® Fe	Ethinyl estradiol and norethindrone	Oral contraceptive
Minastrin® 24 Fe	Ethinyl estradiol and norethindrone	Oral contraceptive
Oxytrol®	Oxybutnin (transdermal patch)	Overactive bladder
Rapaflo®	Silodosin	Benign prostatic hyperplasia
Trelstar®	Triptorelin pamoate injection	Prostate cancer

We market our brand products through approximately 3,500 active sales professionals in the world. Our sales and marketing efforts focus on physicians, specifically urologists, obstetricians, dermatologists, gastroenterologists and gynecologists, who specialize in the diagnosis and treatment of particular medical conditions. Each group offers products to satisfy the unique needs of these physicians. We believe this focused sales and marketing approach enables us to foster close professional relationships with specialty physicians, as well as cover the primary care physicians who also prescribe in selected therapeutic areas. Following the renaming of Watson Pharmaceuticals, Inc. to Actavis, Inc. in January 2013, and in connection with the Warner Chilcott Acquisition, efforts are underway to change the underlying subsidiary and legal entities names to an “Actavis” name. We believe that the current structure of sales professionals is very adaptable to the additional products we plan to add to our brand portfolio, particularly in the therapeutic category of women’s health.

Our key promoted products are Actonel®, Androderm®, Asacol® HD, Atelvia®, Crinone®, Delzicol®, Doryx®, Enablex®, Estrace® Cream, Generess® Fe, Lo Loestrin® Fe, Minastrin® 24 Fe, Rapaflo® and Trelstar®. Our Actavis Specialty Brands segment also receives other revenues consisting of co-promotion revenue and royalties. We promote AndroGel® on behalf of Abbvie Inc. We expect to continue this strategy of supplementing our existing brand revenues with co-promoted products within our targeted therapeutic areas. Other revenue, which consists primarily of royalties, milestone receipts, commission income and revenue from licensing arrangements totaled $82.2 million, $70.8 million and $76.1 million or approximately 7.3%, 14.7% and 17.3% of our total Actavis Specialty Brands segment net revenue for the years ended December 31, 2013, 2012 and 2011, respectively.

Operations in Key International Markets

In conjunction with our strategy to grow and expand our Actavis Specialty Brands business in the Americas, in 2011 we established a commercial presence in Canada. In 2012 we began marketing and selling Rapaflo®, Gelnique®, Oxytrol®, and Androderm® in Canada and in 2013 we launched Fibristal®. Our Canadian sales efforts are supported by our sales force which targets urologists and primary care physicians. Actavis plans to seek approval for several of its core Urology and Women’s healthcare branded products in both Brazil and Mexico and intends to commercialize the products in this region once approval is obtained.

Outside of the Americas, we intend to maximize the value of our brand product portfolio and pipeline by utilizing the assets and expertise brought to our organization by the Actavis Group and Warner Chilcott acquisitions. Outside of the U.S., Actavis has a sales force that actively promotes branded, generic, branded-generic, and OTC medicines. This sales force will play an important role in expanding the global commercial value of our portfolios, including our branded portfolio.

Actavis Specialty Brands Research and Development

We devote significant resources to the R&D of brand products, biosimilars and proprietary drug delivery technologies. A number of our brand products are protected by patents and have enjoyed market exclusivity. Actavis Specialty Brands segment R&D expenses were $191.8 million, $146.2 million and $64.8 million in the years ended December 31, 2013, 2012 and 2011, respectively.

Our Actavis Specialty Brands R&D strategy focuses on the following product development areas:

•	the application of proprietary drug-delivery technology for new product development in specialty areas; and

•	the acquisition of mid-to-late development-stage brand drugs and biosimilars.

We are presently developing a number of brand products, some of which utilize novel drug-delivery systems, through a combination of internal and collaborative programs including the following:

Project/Product	Potential Indication / Disease Area	Business Franchise	Formulation/ Route of Administration	Current Phase
Albaconazole VVC	Vulvovaginal candidiasis	Women’s Health		II
E4/Progestin OC	Oral Contraception	Women’s Health	Solid oral dose	II
WC3055 Udenafil BPH	BPH + Erectile Dysfunction	Urology	Solid oral dose	II
WC3035 Sarecycline	Moderate to severe acne	Dermatology	Solid oral dose	II
Oxybutynin Hyperhidrosis	Hyperhidrosis	Dermatology		II
Albaconazole Onychomycosis	Onychomycosis	Dermatology		II

Esmya®-Fibroids (US)	Treatment of signs and symptoms of uterine fibroids	Women’s Health	Solid oral dose	III
Diafert™	Improve embryo selection in IVF	Women’s Health	Testing kit	III
WC3011 E2 Vaginal Cream	Hormone therapy	Women’s Health	Vaginal cream/gel	III
WC3043 Udenafil ED	Erectile Dysfunction	Urology	Solid oral dose	III
Amg/Act Herceptin®	HER2 positive malignancies	Biologic	Intravenous vial	III
Amg/Act Avastin®	Various malignancies	Biologic	Intravenous vial	III
rFSH	Development of multiple follicles in ART program (IVF)	Biologic	Subcutaneous injectable pen	III
WC2055 Doxycycline NextGen	Doxycycline class labeling, including moderate/severe acne	Dermatology	Solid oral dose	III

We also have a number of products in development as part of our life-cycle management strategy on our existing product portfolio.

Biosimilars

Biosimilars development efforts are managed by our Actavis Specialty Brands segment.

In July 2010, the Company entered into an exclusive, worldwide licensing agreement with Itero Biopharmaceuticals, Inc. (“Itero”), a venture-backed specialty biopharmaceutical company, to develop and commercialize Itero’s recombinant follicle stimulating hormone (“rFSH”) product. In 2012, the product began clinical development as a biosimilar molecule for in vitro fertilization. Under the terms of the agreement, Actavis paid Itero an undisclosed licensing fee and will make additional payments based on the achievement of certain development and regulatory performance milestones. Upon successful commercialization, Actavis will also pay Itero a percentage of net sales or net profits in various regions of the world. Actavis assumed responsibility for all future development, manufacturing, and commercial expenses related to Itero’s rFSH product.

In December 2011, we entered into the Amgen Collaboration Agreement. The Company will contribute co-development costs over the remaining course of development, including the provision of development support, and will share product development risks. At December 31, 2013, Actavis’ maximum potential remaining co-development obligation under this agreement was $312.4 million. In addition, we will contribute our significant expertise in the commercialization and marketing of products in highly competitive specialty and generic markets, including helping effectively manage the lifecycle of the biosimilar products. The collaboration products are expected to be sold under a joint Amgen/Actavis label. We will initially receive royalties and sales milestones from product revenues. The collaboration will not pursue biosimilars of Amgen’s proprietary products.

Anda Distribution Segment

Our Anda Distribution business primarily distributes generic and selected brand pharmaceutical products, vaccines, injectables and OTC medicines to independent pharmacies, alternate care providers (hospitals, nursing homes and mail order pharmacies), pharmacy chains and physicians’ offices. Additionally, we sell to members of buying groups, which are independent pharmacies that join together to enhance their buying power. We believe that we are able to effectively compete in the distribution market, and therefore optimize our market share, based on three critical elements: (i) competitive pricing, (ii) high levels of inventory for approximately 12,725 SKUs for responsive customer service that includes, among other things, next day delivery to the entire U.S., and (iii) well established telemarketing relationships with our customers, supplemented by our electronic ordering capabilities. While we purchase most of the approximate 12,725 SKUs in our Anda Distribution operations from third party manufacturers, we also distribute our own products and our collaborative partners’ products. We are the only U.S. pharmaceutical company that has meaningful distribution operations with direct access to independent pharmacies.

Revenue growth in our distribution operations will primarily be dependent on the launch of new products, offset by the overall level of net price and unit declines on existing distributed products and will be subject to changes in market share.

We presently distribute products from our facilities in Weston, Florida, Groveport, Ohio, and Olive Branch, Mississippi. In 2012, we completed construction of the 234,000 square foot distribution facility in Olive Branch, Mississippi and over time, we expect to relocate our Groveport, Ohio distribution operations to this new facility.

Financial Information About Segments and Geographic Areas

Actavis evaluates the performance of its Actavis Pharma, Actavis Specialty Brands and Anda Distribution business segments based on net revenues and segment contribution. Summarized net revenues and segment contribution information for each of the last three fiscal years in the U.S. and internationally, where applicable, is presented in “NOTE 17 — Segments” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

Customers

In our Actavis Pharma and Actavis Specialty Brands operations, we sell our generic and brand pharmaceutical products primarily to drug wholesalers, retailers and distributors, including national retail drug and food store chains, hospitals, clinics, mail order, government agencies and managed healthcare providers such as health maintenance organizations and other institutions. In our Anda Distribution business, we distribute generic and brand pharmaceutical products to independent pharmacies, alternate care providers (hospitals, nursing homes and mail order pharmacies), pharmacy chains, physicians’ offices and buying groups.

Sales to certain of our customers accounted for 10% or more of our annual net revenues during the past three years. The acquisitions of Warner Chilcott and Actavis, and the related change in the mix of global sales resulting from these acquisitions had the impact of lowering overall concentration risk for us. The following table illustrates any customer, on a global basis, which accounted for 10% or more of our annual net revenues in any of the past three fiscal years and the respective percentage of our net revenues for which they account for each of the last three years:

Customer	2013	2012	2011
McKesson Corporation	11%	14%	14%
Walgreens	9%	16%	16%

McKesson and certain of our other customers comprise a significant part of the distribution network for pharmaceutical products in North America. As a result, a small number of large, wholesale distributors and large chain drug stores control a significant share of the market. This concentration may adversely impact pricing and create other competitive pressures on drug manufacturers. Our Anda Distribution business competes directly with our large wholesaler customers with respect to the distribution of generic products.

The loss of any of these customers could have a material adverse effect on our business, results of operations, financial condition and cash flows. Refer to “ITEM 1A. RISK FACTORS — Risk Relating to Investing in the Pharmaceutical Industry — Sales of our products may continue to be adversely affected by the continuing consolidation of our distribution network and the concentration of our customer base.” in this Annual Report.

Competition

The pharmaceutical industry is highly competitive. In our Actavis Pharma and Actavis Specialty Brands businesses, we compete with different companies depending upon product categories, and within each product category, upon dosage strengths and drug delivery systems. Such competitors include the major brand name and generic manufacturers of pharmaceutical products. In addition to product development, other competitive factors in the pharmaceutical industry include product quality and price, reputation and service and access to proprietary and technical information. It is possible that developments by others will make our products or technologies noncompetitive or obsolete.

We actively compete in the generic pharmaceutical industry. Revenues and gross profit derived from the sales of generic pharmaceutical products tend to follow a pattern based on certain regulatory and competitive factors. As patents and regulatory exclusivity for brand name products expire or are successfully challenged, the first off-patent manufacturer to receive regulatory approval for generic equivalents of such products is generally able to achieve significant market penetration. As competing off-patent manufacturers receive regulatory approvals on similar products, market share, revenues and gross profit typically decline, in some cases dramatically. Accordingly, the level of market share, revenues and gross profit attributable to a particular generic product normally is related to the number of competitors in that product’s market pricing and the timing of that product’s regulatory approval and launch, in relation to competing approvals and launches. Consequently, we must continue to develop and introduce new products in a timely and cost-effective manner to maintain our revenues and gross profit. In addition to competition from other generic drug manufacturers, we face competition from brand name companies in the generic market. Many of these companies seek to participate in sales of generic products by, among other things, collaborating with other generic pharmaceutical companies or by marketing their own generic equivalent to their brand products as Authorized Generics. Our major competitors include Teva Pharmaceutical Industries, Ltd., Mylan Inc. and Sandoz, Inc. (a division of Novartis AG). Refer to “ITEM 1A. RISK FACTORS — Risks Related to Investing in the Pharmaceutical Industry — The pharmaceutical industry is highly competitive and our future revenue growth and profitability are dependent on our timely development and launches of new products ahead of our competitors” in this Annual Report.

Competing in the brand product business requires us to identify and bring to market new products embodying technological innovations. Successful marketing of brand products depends primarily on the ability to communicate their effectiveness, safety and value to healthcare professionals in private practice, group practices and receive formulary status from managed care organizations. We anticipate that our brand product offerings will support our existing areas of therapeutic focus. Based upon business conditions and other factors, we regularly reevaluate our business strategies and may from time to time reallocate our resources from one therapeutic area to another, withdraw from a therapeutic area or add an additional therapeutic area in order to maximize our overall growth opportunities. Our competitors in brand products include major brand name manufacturers of pharmaceuticals. Based on total assets, annual revenues and market capitalization, our Actavis Specialty Brands segment is considerably smaller than many of these competitors and other global competitors in the brand product area. Many of our competitors have been in business for a longer period of time, have a greater number of products on the market and have greater financial and other resources than we do. If we directly compete with them for certain contracted business, such as the Pharmacy Benefit Manager business, and for the same markets and/or products, their financial strength could prevent us from capturing a meaningful share of those markets.

In our Anda Distribution business, we compete with a number of large wholesalers and other distributors of pharmaceuticals, including McKesson Corporation, AmerisourceBergen Corporation and Cardinal Health, Inc., which distribute both brand and generic pharmaceutical products to their customers. These same companies are significant customers of our Actavis Pharma and Actavis Specialty Brands pharmaceutical businesses. As generic products generally have higher gross margins than brand products for a pharmaceutical distribution business, each of the large wholesalers, on an increasing basis, are offering pricing incentives on brand products if the customers purchase a majority of their generic pharmaceutical products from the primary wholesaler. As we do not offer as broad a portfolio of brand products to our customers as some of our competitors, we are at times competitively disadvantaged. Increased competition in the generic industry as a whole may result in increased price erosion in the pursuit of market share. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our Business — Our Anda Distribution operations compete directly with significant customers of our generic and brand businesses” in this Annual Report.

Manufacturing, Suppliers and Materials

We manufacture many of our own finished products at our plants including major manufacturing sites in Athens, Greece; Barnstaple, UK; Birzebbugia, Malta; Corona, California; Davie, Florida; Nerviano, Italy; Dupnitsa, Bulgaria; Elizabeth, New Jersey; Goa, India; Hafnarfjordur, Iceland; Lincolnton, North Carolina; Fajardo, Puerto Rico; Weiderstadt, Germany and Salt Lake City, Utah. We have implemented several cost reduction initiatives, which included the transfer of several solid dosage products from our Corona, California facility to other facilities throughout our manufacturing network and the ongoing implementation of an operational excellence initiative at certain of our manufacturing facilities. We have also announced our intent to close our Pharmapack, Netherlands facility in 2014 and Lincolnton, North Carolina manufacturing facility by 2015, moving the production of certain prescription products to our Salt Lake City, Utah facility and contracting with third parties for the manufacture of certain OTC products. Our manufacturing facilities also include additional plants supporting local markets and alternative dosage forms. For a more complete list of manufacturing facilities please refer to “ITEM 2. PROPERTIES” in this Annual Report.

We have development and manufacturing capabilities for raw material and active pharmaceutical ingredients (“API”) and intermediate ingredients to support our internal product development efforts in our Coleraine, Northern Ireland and Ambernath, India facilities. Our Ambernath, India facility also manufactures API for third parties.

Our manufacturing operations are subject to extensive regulatory oversight and could be interrupted at any time. Our Corona, California facility is currently subject to a consent decree of permanent injunction. Refer to “ITEM 1A. RISK FACTORS — Risks Relating to Investing in the Pharmaceutical Industry — Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.” Also refer to Legal Matters in “NOTE 21 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

In addition, we are dependent on third parties for the supply of the raw materials necessary to develop and manufacture our products, including the API and inactive pharmaceutical ingredients used in many of our products.

We are required to identify the supplier(s) of all the raw materials for our products in the drug applications that we file with the FDA. If raw materials for a particular product become unavailable from an approved supplier specified in a drug application, we would be required to qualify a substitute supplier with the FDA, which would likely interrupt manufacturing of the affected product. To the extent practicable, we attempt to identify more than one supplier in each drug application. However, some raw materials are available only from a single source and, in many of our drug applications, only one supplier of raw materials has been identified, even in instances where multiple sources exist.

Further we obtain a significant portion of our raw materials from foreign suppliers. Arrangements with international raw material suppliers are subject to, among other things, FDA regulation, customs clearance, various import duties, foreign currency risk and other government clearances. Acts of governments outside the U.S. may affect the price or availability of raw materials needed for the development or manufacture of our products. In addition, any changes in patent laws in jurisdictions outside the U.S. may make it increasingly difficult to obtain raw materials for R&D prior to the expiration of the applicable U.S. or foreign patents. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our Business — If we are unable to obtain sufficient supplies from key manufacturing sites or suppliers that in some cases may be the only source of finished products or raw materials, our ability to deliver our products to the market may be impeded” in this Annual Report. Refer to “ITEM 1A — RISK FACTORS — Risks Relating to Investing in the Pharmaceutical Industry — The supply of APIs into Europe may be negatively affected by recent regulations promulgated by the European Union” in this Annual Report.

Patents and Proprietary Rights

We believe patent protection of our proprietary products is important to our Actavis Specialty Brands business. Our success with our brand products will depend, in part, on our ability to obtain, and successfully defend if challenged, patent or other proprietary protection for such products. We currently have a number of U.S. and foreign patents issued or pending. However, the issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. Accordingly, our patents may not prevent other companies from developing similar or functionally equivalent products or from successfully challenging the validity of our patents. If our patent applications are not approved or, even if approved, if such patents are circumvented or not upheld in a court of law, our ability to competitively market our patented products and technologies may be significantly reduced. Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by competitors, in which case our ability to commercially market these products may be diminished. From time to time, we may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market our products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially market such products may be inhibited or prevented. Patents covering our Estrace® Cream, Androderm®, Femhrt® and INFed® products have expired and we have no further patent protection on these products.

We also rely on trade secrets and proprietary know-how that we seek to protect, in part, through confidentiality agreements with our partners, customers, employees and consultants. It is possible that these agreements will be breached or will not be enforceable in every instance, and we will not have adequate remedies for any such breach. It is also possible that our trade secrets will otherwise become known or independently developed by competitors.

We may find it necessary to initiate litigation to enforce our patent rights, to protect our trade secrets or know-how or to determine the scope and validity of the proprietary rights of others. Litigation concerning patents, trademarks, copyrights and proprietary technologies can often be protracted and expensive and, as with litigation generally, the outcome is inherently uncertain.

Pharmaceutical companies with brand products are suing companies that produce off-patent forms of their brand name products for alleged patent infringement or other violations of intellectual property rights which may delay or prevent the entry of such a generic product into the market. For instance, when we file an ANDA in the U.S. seeking approval of a generic equivalent to a brand drug, we may certify under the Drug Price Competition and Patent Restoration Act of 1984 (the “Hatch-Waxman Act”) to the FDA that we do not intend to market our generic drug until any patent listed by the FDA as covering the brand drug has expired, in which case, the ANDA will be approved by the FDA no earlier than the expiration or final finding of invalidity of such patent(s). On the other hand, we could certify that we believe the patent or patents listed as covering the brand drug are invalid and/or will not be infringed by the manufacture, sale or use of our generic form of the brand drug. In that case, we are required to notify the brand product holder or the patent holder that such patent is invalid or is not infringed. If the patent holder sues us for patent infringement within 45 days from receipt of the notice, the FDA is then prevented from approving our ANDA for 30 months after receipt of the notice unless the lawsuit is resolved in our favor in less time or a shorter period is deemed appropriate by a court. In addition, increasingly aggressive tactics employed by brand companies to delay generic competition, including the use of Citizen Petitions and seeking changes to U.S. Pharmacopeia, have increased the risks and uncertainties regarding the timing of approval of generic products.

Litigation alleging infringement of patents, copyrights or other intellectual property rights may be costly and time consuming. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our Business — Third parties may claim that we infringe their proprietary rights and may prevent us from manufacturing and selling some of our products” and Legal Matters in “NOTE 21 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

Government Regulation and Regulatory Matters

United States

All pharmaceutical manufacturers, including Actavis, are subject to extensive, complex and evolving regulation by the federal government, principally the FDA, and to a lesser extent, by the U.S. Drug Enforcement Administration (“DEA”), Occupational Safety and Health Administration and state government agencies, as well as by various regulatory agencies in foreign countries where our products or product candidates are being manufactured and/or marketed. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products. In our international markets, the approval, manufacture and sale of pharmaceutical products is similar to the United States with some variations dependent upon local market dynamics.

FDA approval is required before any dosage form of any new drug, including an off-patent equivalent of a previously approved drug, can be marketed. The process for obtaining governmental approval to manufacture and market pharmaceutical products is rigorous, time-consuming and costly, and the extent to which it may be affected by legislative and regulatory developments cannot be predicted. We are dependent on receiving FDA and other governmental approvals prior to manufacturing, marketing and shipping new products. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our Business — If we are unable to successfully develop or commercialize new products, our operating results will suffer.” and “— Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities” in this Annual Report.

All applications for FDA approval must contain information relating to product formulation, raw material suppliers, stability, manufacturing processes, packaging, labeling and quality control. There are generally two types of applications for FDA approval that would be applicable to our new products:

•

NDA. We file a New Drug Application (“NDA”) when we seek approval for drugs with active ingredients and/or with dosage strengths, dosage forms, delivery systems or pharmacokinetic profiles that have not been previously approved by the FDA. Generally, NDAs are filed for newly developed brand products or for a new dosage form of previously approved drugs.

•	ANDA. We file an ANDA when we seek approval for off-patent, or generic equivalents of a previously approved drug.

For innovative, or non-generic, new drugs, an FDA-approved NDA is required before the drug may be marketed in the United States. The NDA must contain data to demonstrate that the drug is safe and effective for its intended uses and that it will be manufactured to appropriate quality standards. In order to demonstrate safety and effectiveness, an NDA generally must include or reference pre-clinical studies and clinical data from controlled trials in humans. For a new chemical entity, this generally means that lengthy, uncertain and rigorous pre-clinical and clinical testing must be conducted. For compounds that have a record of prior or current use, it may be possible to utilize existing data or medical literature and limited new testing to support an NDA. Any pre-clinical testing that we wish to rely upon for FDA action must comply with the FDA’s good laboratory practice and other requirements. Clinical testing in human subjects must be conducted in accordance with the FDA’s good clinical practice and other requirements. In order to initiate a clinical trial, the sponsor must submit an Investigational New Drug Application (“IND”) to the FDA or meet one of the narrow exemptions that exist from the IND requirement.

The FDA can, and does, reject NDAs, require additional clinical trials, or grant approvals on a restricted basis only, even when product candidates performed well in clinical trials. In addition, the FDA may approve an NDA subject to post-approval studies or monitoring requirements, or require that other risk management measures be utilized in connection with the product. There are also requirements to conduct pediatric trials for all new NDAs and supplements to NDAs, unless a waiver or deferral applies.

Similarly, FDA approval of an ANDA is required before we may begin marketing an off-patent or generic equivalent of a drug that has been approved under an NDA, or a previously unapproved dosage form of a drug that has been approved under an NDA. The ANDA approval process generally differs from the NDA approval process in that it does not typically require new preclinical and clinical studies; instead, it relies on the clinical studies establishing safety and efficacy conducted for the previously approved NDA drug. The ANDA process, however, typically requires data to show that the ANDA drug is bioequivalent to the previously approved drug. “Bioequivalence” compares the bioavailability of one drug product with another and, when established, indicates whether the rate and extent of absorption of a generic drug in the body are substantially equivalent to the previously approved drug. “Bioavailability” establishes the rate and extent of absorption, as determined by the time dependent concentrations of a drug product in the bloodstream or body needed to produce a therapeutic effect. The ANDA drug development and approval process generally takes three to four years which is less time than the NDA drug development and approval process since the ANDA process does not require new clinical trials establishing the safety and efficacy of the drug product.

Supplemental NDAs or ANDAs are required for, among other things, approval to transfer certain products from one manufacturing site to another or to change an API supplier, and may be under review for a year or more. In addition, certain products may only be approved for transfer once new bioequivalency studies are conducted or other requirements are satisfied.

To obtain FDA approval of both NDAs and ANDAs, our manufacturing procedures and operations must conform to FDA quality system and control requirements generally referred to as current Good Manufacturing Practices (“cGMP”), as defined in Title 21 of the U.S. Code of Federal Regulations. These regulations encompass all aspects of the production process from receipt and qualification of components to distribution procedures for finished products. They are evolving standards; thus, we must continue to expend substantial time, money and effort in all production and quality control areas to maintain compliance. The evolving and complex nature of regulatory requirements, the broad authority and discretion of the FDA, and the generally high level of regulatory oversight results in the continuing possibility that we may be adversely affected by regulatory actions despite our efforts to maintain compliance with regulatory requirements.

We are subject to the periodic inspection of our facilities, procedures and operations and/or the testing of our products by the FDA, the DEA and other authorities, which conduct periodic inspections to assess compliance with applicable regulations. In addition, in connection with its review of our applications for new products, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes comply with cGMP and other FDA regulations. Among other things, the FDA may withhold approval of NDAs, ANDAs or other product applications of a facility if deficiencies are found at that facility. Vendors that supply finished products or components to us that we use to manufacture, package and label products are subject to similar regulation and periodic inspections.

Following such inspections, the FDA may issue notices on Form 483 and Warning Letters that could cause us to modify certain activities identified during the inspection. A Form 483 notice is generally issued at the conclusion of an FDA inspection and lists conditions the FDA investigators believe may violate cGMP or other

FDA regulations. FDA guidelines specify that a Warning Letter be issued only for violations of “regulatory significance” for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action.

Failure to comply with FDA and other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of NDAs, ANDAs or other product application enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Although we have internal compliance programs, if these programs do not meet regulatory agency standards or if our compliance is deemed deficient in any significant way, it could have a material adverse effect on us. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our Business — Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.” in this Annual Report. The Generic Drug Enforcement Act of 1992 established penalties for wrongdoing in connection with the development or submission of an ANDA. Under this Act, the FDA has the authority to permanently or temporarily bar companies or individuals from submitting or assisting in the submission of an ANDA, and to temporarily deny approval and suspend applications to market generic drugs. The FDA may also suspend the distribution of all drugs approved or developed in connection with certain wrongful conduct and/or withdraw approval of an ANDA and seek civil penalties. The FDA can also significantly delay the approval of any pending NDA, ANDA or other regulatory submissions under the Fraud, Untrue Statements of Material Facts, Bribery and Illegal Gratuities Policy Act.

U.S. Government reimbursement programs include Medicare, Medicaid, TriCare, and State Pharmacy Assistance Programs established according to statute, government regulations and policy. Federal law requires that all pharmaceutical manufacturers, as a condition of having their products receive federal reimbursement under Medicaid, must pay rebates to state Medicaid programs on units of their pharmaceuticals that are dispensed to Medicaid beneficiaries. With enactment of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “ACA”), as it is now known, the required per-unit rebate for products marketed under ANDAs increased from 11% of the average manufacturer price to 13%. Additionally, for products marketed under NDAs, the manufacturers rebate increased from 15.1% to 23.1% of the average manufacturer price, or the difference between the average manufacturer price and the lowest net sales price to a non-government customer during a specified period. In some states, supplemental rebates are required as a condition of including the manufacturer’s drug on the state’s Preferred Drug List.

The ACA also made substantial changes to reimbursement when seniors reach the Medicare Part D coverage gap “donut hole.” By 2020, Medicare beneficiaries will pay 25% of drug costs when they reach the coverage threshold — the same percentage they were responsible for before they reached that threshold.

The cost of closing the donut hole is being borne by generic and brand drug companies. Beginning in 2011, brand drug manufacturers were required to provide a 50% discount on their drugs. Additionally, beginning in 2013, the government began providing subsidies for brand-name drugs bought by seniors who enter the coverage gap. The government’s share started at 2.5%, but will increase to 25% by 2020. At that point, the combined industry discounts and government subsidies will add up to 75% of brand-name drug costs. Government subsidies currently cover 7% of generic drug costs. The government will subsidize additional portions each year until 2020, when federal government subsidies will cover 75% of generic drug costs. By 2020, the donut hole will be completely closed through these manufacturers’ subsidies.

The Deficit Reduction Act of 2005 (“DRA”) mandated a number of changes in the Medicaid program, including the use of Average Manufacturers Price (“AMP”) as the basis for reimbursement to pharmaceutical companies that dispense generic drugs under the Medicaid program. Three health care reform bills passed in 2010 significantly changed the definition of AMP, effective October 1, 2010. These legislative changes were part of the ACA and the FAA Air Transportation Modernization & Safety Improvement Act (the “Transportation Bill”). The impact of this legislation was that there were increases in Medicaid reimbursement to pharmacies for generics. These changes became effective on October 1, 2010.

On November 9, 2010, the Center for Medicare and Medicaid Services (“CMS”) issued a final rule withdrawing and amending regulations that have governed the calculation of AMP and the establishment of federal upper limits since October 2007. The regulations were withdrawn to mandate AMP calculation under the revised drug rebate statute. The withdrawal required manufacturers to base October 2010 and subsequent months’ AMPs on the statutory language until official guidance is issued.

In the absence of regulatory guidance governing the AMP calculation, CMS had instructed pharmaceutical manufacturers to base their AMP calculations on the definitions set forth in the statute, as amended by the ACA, the Health Care and Education Reconciliation Act, and the Transportation Bill. On January 27, 2012, CMS issued proposed rules on Medicaid pharmacy reimbursement using the AMP model. Actavis has adopted mechanisms to ensure that we are calculating and reporting AMP in a manner that is consistent with the text and intent of the statute and the proposed rules.

In addition, in connection with the commercialization of our products, we have obtained authorization to receive reimbursement at varying levels for the cost of certain products and related treatments from government authorities and private health insurers and other organizations, such as Health Maintenance Organizations (“HMOs”) and Managed Care Organizations (“MCOs”).

Federal, state, local and foreign laws of general applicability, such as laws regulating working conditions, also govern us. In addition, we are subject, as are all manufacturers generally, to numerous and increasingly stringent federal, state and local environmental laws and regulations concerning, among other things, the generation, handling, storage, transportation, treatment and disposal of toxic and hazardous substances and the discharge of pollutants into the air and water. Environmental permits and controls are required for some of our operations, and these permits are subject to modification, renewal and revocation by the issuing authorities. Our environmental capital expenditures and costs for environmental compliance may increase in the future as a result of changes in environmental laws and regulations or increased manufacturing activities at any of our facilities. We could be adversely affected by any failure to comply with environmental laws, including the costs of undertaking a clean-up at a site to which our wastes were transported.

As part of the Medicare Prescription Drug and Modernization Act of 2003 (“MMA”), companies are required to file with the U.S. Federal Trade Commission (“FTC”) and the Department of Justice certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of brand drugs. This requirement could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with brand pharmaceutical companies, and could result generally in an increase in private-party litigation against pharmaceutical companies. The impact of this requirement, and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers, is uncertain and could adversely affect our business. For example, in January 2009, the FTC and the State of California filed a lawsuit against us alleging that our settlement with Solvay related to our ANDA for a generic version of Androgel® is unlawful. Beginning in February 2009, several private parties purporting to represent various classes of plaintiffs filed similar lawsuits. Those lawsuits, as well as additional suits challenging the validity of our settlements related generic versions of Actos®, Cipro®, Lidoderm® and Loestrin®24, remain pending.

Additionally, we may, and have, received requests for information, sometimes in the form of civil investigative demands or subpoenas, from the FTC and the European Competition Commission, and are subject to ongoing FTC and European Competition Commission investigations. Two of our Arrow Group subsidiaries are the subject of a European Competition Commission Statement of Objection related to their 2002 and 2003 settlements of patent litigation related to citalopram. Any adverse outcome of these or other investigations or actions could have a material adverse effect on our business, results of operations, financial condition and cash flows. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our Business—Federal regulation of arrangements between manufacturers of brand and generic products could adversely affect our business.” Also refer to Legal Matters in “NOTE 21 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

Our Anda Distribution operations and our customers are also subject to various regulatory requirements, including requirements from the DEA, FDA, and state boards of pharmacy and city and county health regulators, among others. These include licensing, registration, recordkeeping, security and reporting requirements. For example, the DEA requires our Anda Distribution business to monitor customer orders of DEA Scheduled Drugs and to report suspicious orders to the DEA. Any determination by the DEA that we have failed to comply with applicable laws and regulations could result in the DEA suspending, terminating or refusing to renew Anda Distribution’s license to distribute Scheduled Drugs. Additionally, numerous states and the federal government have begun to enforce anti-counterfeit drug pedigree laws which require the tracking of all transactions involving prescription drugs beginning with the manufacturer, through the supply chain, and down to the pharmacy or other health care provider dispensing or administering prescription drug products. For example, the Florida Department of Health enforces drug pedigree requirements for distribution of prescription drugs in the State of Florida. Pursuant to Florida law and regulations, wholesalers and distributors, including our subsidiary, Anda, are required to maintain records documenting the chain of custody of prescription drug products they distribute beginning with the purchase of such products from the manufacturer. These entities are required to provide documentation of the prior transaction(s) to their customers in Florida, including pharmacies and other health care entities. Several other states have proposed or enacted legislation to implement similar or more stringent drug pedigree requirements. In addition, federal law requires that a “non-authorized distributor of record” must provide a drug pedigree documenting the prior purchase of a prescription drug from the manufacturer or from an “authorized distributor of record.” In cases where the wholesaler or distributor selling the drug product is not deemed an “authorized distributor of record,” it would need to maintain such records. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our Business — Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities” in this Annual Report.

European Union

We encounter similar regulatory and legislative issues in most other countries. Pharmaceutical manufacturers are regulated in the European Union (the “EU”) by the European Medicines Agency (the “EMA”). All manufacturers are required to submit medicinal products, including generic versions of previously approved products and new strengths, dosages and formulations of previously approved products, to the EMA and its member states for review and marketing authorization before such products are placed on the market in the EU.

Marketing authorizations are granted to applicants after the relevant health authority issues a positive assessment of quality, safety and efficacy of the product. In order to receive such assessment, applicants must submit applications, which must contain the results of pre-clinical tests, pharmaceutical tests, and clinical trials with respect to original products, or originator data with respect to the generic versions of previously approved products. All of these tests or trials must be conducted in accordance within European regulations and must allow the reviewing body to evaluate the quality, safety and efficacy of the medicinal product.

In addition to obtaining marketing authorization for each product, all member states require that a manufacturer’s facilities obtain approval from the national authority. The EU has a code of good manufacturing practices that each manufacturer must follow and comply with. Regulatory authorities in the EU may conduct inspections of the manufacturing facilities to review procedures, operating systems and personnel qualifications. Refer to “ITEM 1A. – RISK FACTORS – Risks Related to Our Business — The supply of APIs into Europe may be negatively affected by recent regulations promulgated by the European Union” in this Annual Report.

In the EU, member states regulate the pricing of pharmaceutical products, and in some cases, the formulation and dosing of products. This regulation is handled by individual member state national health services. These individual regulatory bodies can result in considerable price differences and product availability among member states. The implementation of tendering systems for the pricing of pharmaceuticals in several countries generally impacts drug pricing for generics; generally “tendering” refers to a system that requires bids to be submitted to the government by competing manufacturers to be the exclusive, or one of a few, supplier(s) of a product in a particular country.

Further, faced with major budget constraints, many European countries have resorted to price cuts that affect both innovative and generic pharmaceuticals although in some countries it has disproportionately affected generic products. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our Business—Global economic conditions could harm us” in this Annual Report. In addition, some EU countries such as France, Serbia and Spain, recently had to address statements and rumors claiming that generics are not as safe and effective as reference drugs, which may undermine efforts to increase generic utilization rates.

Canada

In Canada, pharmaceutical manufacturers are regulated by the Therapeutic Products Directorate (the “TPD”) which derives its authority from the Canadian federal government under the Food and Drugs Act and the Controlled Drug and Substances Act. The TPD evaluates and monitors the safety, effectiveness and quality of pharmaceutical products. Products are officially approved for marketing in Canada following receipt of a market authorization, or “Notice of Compliance” (an “NOC”), which is subject to the Food and Drug Regulations. Issuance of an NOC for generic drug products is also subject to the Patented Medicines (Notice of Compliance) Regulations (the “NOC Regulations”) under the Patent Act.

In Canada, the registration process for approval of generic pharmaceuticals has two tracks that proceed in parallel. To obtain an NOC for a generic drug, a company submits an application called an abbreviated new drug submission (“ANDS”) to Health Canada, which compares the drug to a reference product that is marketed in Canada under a NOC issued to a first person. The first track of the process involves an examination of the ANDS and proposed generic product by Health Canada to ensure that the quality, safety and efficacy of the proposed generic product meet Canadian standards and bioequivalence. The second track is governed by the NOC Regulations and links the grant of an NOC for the proposed generic to patent rights related to the reference product. Health Canada will grant an NOC when it is satisfied that the generic pharmaceutical product described in the ANDS is safe and efficacious and the requirements under the NOC Regulations are met.

The NOC Regulations allow branded drug marketers to list patents relating to the medicinal ingredient, formulation, dosage form or the use of the medicinal ingredient in their branded drug on a patent register maintained by Health Canada. In its ANDS, a generic applicant must address each patent listed against the reference product by making at least one statutory allowed allegation (for example, alleging that the patent is invalid or would not be infringed). If the generic applicant alleges invalidity or non-infringement, it must provide the branded manufacturer with an explanation of its allegations. Upon receipt of the explanation, the branded manufacturer may apply to the Federal Court of Canada for an Order prohibiting Health Canada from issuing an NOC for the generic. Health Canada may not issue a NOC until the earlier of the determination of the application by the court after a hearing on the allegations, or the expiration of 24 months from the commencement of the application.

Facilities, procedures, operations and/or testing of products are subject to periodic inspection by Health Canada and the Health Products and Food Branch Inspectorate. In addition, Health Canada conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems are in compliance with the good manufacturing practices in Canada, Drug Establishment Licensing requirements and other provisions of the NOC Regulations. Competitors are subject to similar regulations and inspections.

Each Canadian province also provides a comprehensive public drug program, which controls drug pricing and reimbursement and is responsible for ensuring eligible patients receive drugs through public funding. The provinces and territories in Canada operate drug benefit programs through which eligible recipients receive drugs through public funding; these drugs are listed on provincial or territorial Drug Benefit Formularies (“Formularies”). Eligible recipients include seniors, persons on social assistance, low-income earners, and those with certain specified conditions or diseases. Formulary listings are also used by private payors to reimburse generic products. To be listed in a Formulary, drug products must have been issued a NOC and must comply with each jurisdiction’s individual review process. Currently, Canada’s provinces are looking at national competitive bidding processes/tendering of drugs, which may affect the sustainability of the industry and the supply of pharmaceuticals.

Finally, Canada has reached a trade agreement in principle with the European Union (CETA) in which it has agreed to implement patent term extensions and certain procedural amendments to the NOC Regulations. Canada is further involved in trade negotiations with ten Pacific countries including the United States (the “Trans Pacific Partnership”), which could lead to further changes to Canada’s intellectual property framework, which could delay generic competition.

Australia

Pharmaceutical manufacturers and products are regulated in Australia by the Therapeutic Goods Administration (the “TGA”) which oversees the quality, safety and efficacy of pharmaceutical products and other therapeutic goods. The TGA is a Division of the Australian Department of Health and Aging and established under the Therapeutic Goods Act of 1989.

Australian pharmaceutical manufacturers must be licensed under Part 3-3 of the Therapeutic Goods Act, and their manufacturing facilities and processes must comply with good manufacturing practices in Australia. All pharmaceutical products manufactured for supply in Australia must be listed in the Australian Register of Therapeutic Goods (the “ARTG”), before they can be marketed or supplied for sale in Australia.

The government regulates the pharmaceuticals market through the Pharmaceutical Benefits Scheme (the “PBS”), which is a governmental healthcare program established to subsidize the cost of pharmaceuticals to Australian citizens. The PBS is operated under the National Health Act 1953. This statute legislates who may sell pharmaceutical products, pharmaceutical product pricing and governmental subsidies. More than 80% of all prescription medicines sold in Australia are reimbursed by the PBS. For pharmaceutical products listed on the PBS, the price is determined through negotiations between the Pharmaceutical Benefits Pricing Authority and pharmaceutical suppliers.

The IP Laws Amendment (Raising the Bar) Act 2012 came into full effect in April 2013 making numerous changes to Australia’s intellectual property system. The Act included updates to almost all of the intellectual property legislative instruments, including the Patents Act 1990. The changes were aimed at raising the quality of granted patents, providing free access to patented inventions for regulatory approvals and research, reducing delays in resolution of patent and trademark applications and improving mechanisms for trademark and copyright enforcement as well as simplifying the intellectual property system generally.

In May 2013, a final report from the Pharmaceutical Patents Review was provided to the Australian government. The report provided 14 recommendations relating to hotly debated topics, such as extensions of term, contributory infringement, ever-greening, manufacture for export, data exclusivity, a public database identifying and linking specific patents to molecules and early warning of generic launch. Further, the Productivity Commission’s report on Compulsory Licensing was issued in late May 2013. The report found that there are no clear alternatives to the current compulsory licensing system that would significantly reduce its cost without also reducing the quality of the outcomes and increasing the scope for appeals, but recommended a number of changes to the Patents Act 1990 and other legislative instruments to strengthen the current system. No action has yet been taking by the Australian government in response to these reports.

Australia remains engaged in various trade negotiations, including the Trans Pacific Partnership that could have pricing implications for its patent and regulatory frameworks and affect the Pharmaceutical Benefits Scheme.

Russia

In Russia. Federal Law on the Circulation of Medicines, effective from January 9, 2010 (the “Pharmaceutical Law”), establishes the general framework of legal requirements applicable to the development, production, trials, quality control, efficacy, safety, importation and sale of pharmaceutical products in Russia.

Given the importance to the public of the health care sector, and providing the population with safe and high quality pharmaceuticals, the Pharmaceutical Law makes it a priority for the state to control the production, quality, efficacy, and safety of pharmaceuticals.

Russia’s pharmaceutical market consists largely of an out-of-pocket retail market, and the retail market is driven by the promotion of branded products, including both originator and branded generics. A trend of increases in the cost of health care has drawn public scrutiny. Government budget constraints may impact the timing of market entry and/or adversely affect pricing, and compel the government to resort to a tendering model. This could create new challenges—particularly for foreign companies, as along with downward pricing pressures, Russia tends to favor domestically based producers.

Environmental Matters

We are subject to federal, state, and local environmental laws and regulations in the United States and abroad. We believe that our operations comply in all material respects with applicable environmental laws and regulations in each jurisdiction where we have a business presence. Although we continue to make capital expenditures for environmental protection, we do not anticipate any significant expenditure in order to comply with such laws and regulations that would have a material impact on our earnings or competitive position. We are not aware of any pending litigation or significant financial obligations arising from current or past environmental practices that are likely to have a material adverse effect on our financial position. We cannot assure you, however, that environmental problems relating to facilities owned or operated by us will not develop in the future, and we cannot predict whether any such problems, if they were to develop, could require significant expenditures on our part. In addition, we are unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our Business — Our business will continue to expose us to risks of environmental liabilities” in this Annual Report.

Seasonality

There are no significant seasonal aspects that are expected to materially impact our business.

Backlog

As a result of the extent of our supply chain, backlog of orders is not material to our business.

Employees

As of December 31, 2013, we had approximately 19,200 employees. Of our employees, approximately 1,775 were engaged in R&D, 7,765 in manufacturing, 1,750 in quality assurance and quality control, 6,975 in sales, marketing and distribution, and 935 in administration.

ITEM 1A.	RISK FACTORS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Any statements made in this report that are not statements of historical fact or that refer to estimated or anticipated future events are forward-looking statements. We have based our forward-looking statements on management’s beliefs and assumptions based on information available to our management at the time these statements are made. Such forward-looking statements reflect our current perspective of our business, future performance, existing trends and information as of the date of this filing. These include, but are not limited to, our beliefs about future revenue and expense levels and growth rates, prospects related to our strategic initiatives and business strategies, including the integration of, and synergies associated with, strategic acquisitions, express or implied assumptions about government regulatory action or inaction, anticipated product approvals and launches, business initiatives and product development activities, assessments related to clinical trial results, product performance and competitive environment, and anticipated financial performance. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “plan,” “intend,” “could,” “would,” “should,” “estimate,” “continue,” or “pursue,” or the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. The statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We caution the reader that these statements are based on certain assumptions, risks and uncertainties, many of which are beyond our control. In addition, certain important factors may affect our actual operating results and could cause such results to differ materially from those expressed or implied by forward-looking statements. We believe the risks and uncertainties discussed under the section entitled “Risks Related to Our Business,” and other risks and uncertainties detailed herein and from time to time in our SEC filings, may cause our actual results to vary materially from those anticipated in any forward-looking statement.

We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

We operate in a rapidly changing environment that involves a number of risks and uncertainties, some of which are beyond our control. The following discussion highlights some of these risks and speaks as of the date of this Annual Report. These and other risks could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Risks Related to Our Business

We may not realize all of the anticipated benefits of the Warner Chilcott Acquisition or those benefits may take longer to realize than expected. We may also encounter significant unexpected difficulties in integrating the two businesses.

Our ability to fully realize the anticipated benefits of the transaction with Warner Chilcott will depend, to a large extent, on our ability to continue integrating the Actavis and the Warner Chilcott businesses. The combination of two independent businesses is a complex, costly and time-consuming process. As a result, we have been and will continue to be required to devote significant management attention and resources to integrating the business practices and operations. The integration process may disrupt the businesses and, if implemented ineffectively, would preclude realization of the full benefits expected by us. Our failure to meet the challenges involved in integrating the two businesses in order to realize the anticipated benefits of the Warner Chilcott Acquisition could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations.

In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships and diversion of management’s attention. The difficulties of combining the operations of the companies include, among others:

•	the diversion of management’s attention to integration matters;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from combining the business of Actavis with that of Warner Chilcott;

•	difficulties in the integration of operations and systems;

•	difficulties in the assimilation of employees;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	challenges in keeping existing customers and obtaining new customers; and

•	challenges in attracting and retaining key personnel.

Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact our business, financial condition and results of operations. In addition, even if the operations of the businesses of Actavis and Warner Chilcott are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings or sales or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. Additional unanticipated costs may be incurred in the integration of the businesses of Actavis and Warner Chilcott. All of these factors could cause a reduction to our earnings per share, decrease or delay the expected accretive effect of the transaction, and negatively impact the price of our ordinary shares. As a result, we cannot assure you that the combination of the Actavis and Warner Chilcott businesses will result in the realization of the full benefits anticipated from the Warner Chilcott Acquisition.

We and Forest Laboratories must obtain required approvals and governmental and regulatory consents to consummate our acquisition of Forest Laboratories, which, if delayed, not granted or granted with unacceptable conditions, may delay or jeopardize the consummation of the transaction, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the transaction.

The Forest Laboratories transaction is subject to customary closing conditions. These closing conditions include, among others, the receipt of required approvals of our shareholders and Forest Laboratories stockholders, the approval of the merger by the U.S. Department of Justice and other governmental and regulatory authorities and the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and the relevant approvals under the antitrust, competition and foreign investment laws of certain foreign countries under which filings or approvals are or may be required. The governmental agencies from which the parties will seek certain of these approvals and consents have broad discretion in administering the governing regulations. We can provide no assurance that all required approvals and consents will be obtained. Moreover, as a condition to their approval of the transaction, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of Actavis’ business after the closing. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the effective time or reduce the anticipated benefits of the transaction. Further, no assurance can be given that the required stockholder approvals will be obtained or that the required closing conditions will be satisfied, and, if all required consents and approvals are obtained and the closing conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals. If we and Forest Laboratories agree to any material requirements, limitations, costs, divestitures or restrictions in order to obtain any approvals required to consummate the transaction, these requirements, limitations, costs, divestitures or restrictions could adversely affect Actavis’ ability to integrate our operations with Forest Laboratories’ operations and/or reduce the anticipated benefits of the transaction. This could result in a failure to consummate the transaction or have a material adverse effect on Actavis’ business and results of operations.

Failure to consummate the Forest Laboratories transaction could negatively impact our share price and our future business and financial results.

If the Forest Laboratories transaction is not consummated, our ongoing businesses may be adversely affected and, without realizing any of the benefits of having consummated the transaction, we will be subject to a number of risks, including the following:

•	we will be required to pay costs and expenses relating to the proposed transaction;

•

if the Merger Agreement is terminated under specified circumstances, we may be required to pay to Forest Laboratories a termination fee equal to $1,175.0 million, subject to reduction in certain circumstances;

•

matters relating to the transaction (including integration planning) may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us;

•

the Merger Agreement restricts us, without Forest Laboratories’ consent and subject to certain exceptions, from making certain acquisitions and taking other specified actions until the merger is consummated or the Merger Agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business that may arise prior to completion of the merger or termination of the Merger Agreement; and

•

we also could be subject to litigation related to any failure to consummate the merger or related to any enforcement proceeding commenced against us to perform our respective obligations under the Merger Agreement.

If the merger is not consummated, these risks may materialize and may adversely affect our business, financial results and share price.

We may not realize all of the anticipated benefits of the Forest Laboratories merger or those benefits may take longer to realize than expected. We may also encounter significant unexpected difficulties in integrating the two businesses. The merger may result in adverse tax consequences to Actavis.

Our ability to realize the anticipated benefits of the Forest Laboratories transaction will depend, to a large extent, on our ability to integrate our business with Forest Laboratories’ businesses. The combination of two independent businesses is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrating the business practices and operations of Actavis and Forest Laboratories. The integration process may disrupt the businesses and, if implemented ineffectively, would preclude realization of the full benefits expected by us. Our failure to meet the challenges involved in integrating the two businesses to realize the anticipated benefits of the transaction could cause an interruption of, or a loss of momentum in, the activities of Actavis and could adversely affect Actavis’ results of operations. In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management’s attention. The difficulties of combining the operations of the companies include, among others:

•	the diversion of management’s attention to integration matters;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from combining our business with that of Forest Laboratories;

•	difficulties in the integration of operations and systems;

•	difficulties in the assimilation of employees;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	challenges in keeping existing customers and obtaining new customers;

•

potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the merger, including possible adverse tax consequences to the Actavis group pursuant to the anti-inversion rules under section 7874 of the Internal Revenue Code of 1986, as amended “Section 7874”) as a result of the merger; and

•	challenges in attracting and retaining key personnel.

Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact the business, financial condition and results of operations of Actavis. In addition, even if the operations of the businesses of Actavis and Forest Laboratories are integrated successfully, we may not realize the full benefits of the transaction, including the synergies, cost savings or sales or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. Or, additional unanticipated costs may be incurred in the integration of the businesses of Actavis and Forest Laboratories. All of these factors could cause dilution to the earnings per share of Actavis, decrease or delay the expected accretive effect of the merger, and negatively impact the price of Actavis’ ordinary shares. As a result, we cannot assure you that the combination of Actavis and Forest Laboratories businesses will result in the realization of the full benefits anticipated from the transaction.

Actavis will incur direct and indirect costs as a result of the transaction.

Actavis and Forest Laboratories will incur substantial expenses in connection with completing the merger, and over a period of time following the completion of the merger, Actavis further expects to incur substantial expenses in connection with coordinating the businesses, operations, policies and procedures of Actavis and Forest Laboratories. While Actavis has assumed that a certain level of transaction and coordination expenses will be incurred, there are a number of factors beyond Actavis’s control that could affect the total amount or the timing of these transaction and coordination expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses may exceed the costs historically borne by Actavis and Forest Laboratories.

Our operating results and financial condition may fluctuate.

Our operating results and financial condition may fluctuate from quarter to quarter and year to year for a number of reasons. The following events or occurrences, among others, could cause fluctuations in our financial performance from period to period:

•	development of new competitive products or generics by others;

•	the timing and receipt of approvals by the FDA and other regulatory authorities;

•	the failure to obtain, delay in obtaining or restrictions or limitations on approvals from the FDA or other regulatory authorities;

•

difficulties or delays in resolving FDA or other regulatory authority-observed deficiencies at our manufacturing facilities, which could delay our ability to obtain approvals of pending product applications or curtail availability to continue production of existing products;

•	delays or failures in clinical trials that affect our ability to achieve FDA approvals or approvals from other regulatory authorities;

•	serious or unexpected health or safety concerns with our products or product candidates;

•	changes in the amount we spend to research and develop, acquire or license new products, technologies or businesses;

•	changes in the amount we spend to promote our products;

•	delays between our expenditures to acquire new products, technologies or businesses and the generation of revenues from those acquired products, technologies or businesses;

•	changes in treatment practices of physicians that currently prescribe our products;

•	changes in coverage and reimbursement policies of health plans and other health insurers, including changes that affect newly developed or newly acquired products;

•	changes in laws and regulations concerning coverage and reimbursement of pharmaceutical products, including changes to Medicare, Medicaid and similar programs;

•	increases in the cost of raw materials used to manufacture our products;

•	realization of assets and settlement of liabilities at amounts equal to estimated fair value as of the acquisition date in connection with any acquisitions or dispositions;

•	manufacturing and supply interruptions, including failure to comply with manufacturing specifications;

•	the effect of economic changes in hurricane, monsoon, earthquake and other natural disaster-affected areas;

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

•	the mix of products that we sell during any time period;

•	lower than expected demand for our products;

•	our responses to price competition;

•	our ability to successfully integrate and commercialize the products, technologies and businesses we acquire or license, as applicable;

•	expenditures as a result of legal actions;

•	market acceptance of our products;

•	the impairment and write-down of goodwill or other intangible assets or investments or long-lived assets;

•	disposition of our primary products, technologies and other rights;

•	termination or expiration of, or the outcome of disputes relating to, trademarks, patents, license agreements and other rights;

•	changes in insurance rates for existing products and the cost and availability of insurance for new and existing products;

•	general economic and industry conditions, including changes in interest rates affecting returns on cash balances and investments that affect customer demand;

•	costs and outcomes of any tax audits;

•	fluctuations in foreign currency exchange rates;

•	costs and outcomes of any litigation involving intellectual property, product promotional activities, drug pricing or reimbursement, product liability, customers or other issues;

•	timing of revenue recognition related to licensing agreements and/or strategic collaborations;

•	our ability to successfully integrate newly acquired businesses; and

•	risks related to the growth of our business across numerous countries world-wide and the inherent international economic, regulatory, political and business risks.

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

If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance our indebtedness and other financial transactions, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms, if at all. Any refinancing of our indebtedness could be at significantly higher interest rates, and/or incur significant transaction fees. See “Liquidity and Capital Resources — Credit Facility Indebtedness” for a detailed discussion of our outstanding indebtedness.

If we do not successfully integrate newly acquired businesses into our business operations, our business could be adversely affected.

We will need to successfully integrate the operations of newly acquired businesses, including Warner Chilcott, with our business operations. Integrating the operations of new businesses with that of our own is a complex and time-consuming process. Prior to each acquisition, the acquired business operated independently, with its own business, corporate culture, locations, employees and systems. There may be substantial difficulties, costs and delays involved in any integration of other businesses with that of our own. These may include:

•	distracting management from day-to-day operations;

•	potential incompatibility of corporate cultures;

•	an inability to achieve synergies as planned;

•	costs and delays in implementing common systems and procedures; and

•	increased difficulties in managing our business due to the addition of international locations.

These risks may be accentuated if the majority of the former businesses’ operations, employees and customers are located outside of the United States. Any one or all of these factors may increase operating costs or lower anticipated financial performance. Many of these factors are also outside of our control.

Achieving anticipated synergies and the potential benefits underlying our reasons for any acquisition will depend on successful integration of the businesses. The failure to integrate the business operations of the acquired business successfully would have a material adverse effect on our business, financial condition and results of operations.

Any acquisitions of technologies, products and businesses could adversely affect our relationships with key customers and/or could result in significant charges to earnings.

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

In addition, as a result of acquiring businesses or products, or entering into other significant transactions, we may experience significant charges to earnings for merger and related expenses. These costs may include substantial fees for investment bankers, attorneys, accountants, and severance and other closure costs associated with the elimination of duplicate or discontinued products, operations and facilities. Charges that we may incur in connection with acquisitions could adversely affect our results of operations for particular quarterly or annual periods.

We are subject to federal and state healthcare fraud and abuse laws which may adversely affect our business.

In the United States, most of our products are reimbursed under federal and state health care programs such as Medicaid, Medicare, TriCare, and/or state pharmaceutical assistance programs. Many foreign countries have similar laws. Federal and state laws designed to prevent fraud and abuse under these programs prohibit pharmaceutical companies from offering valuable items or services to customers or potential customers to induce them to buy, prescribe, or recommend Actavis’ product (the so-called “anti-kickback” laws). Exceptions are provided for discounts and certain other arrangements if specified requirements are met. Other federal and state laws, and similar foreign laws, not only prohibit us from submitting any false information to government reimbursement programs but also prohibit us and our employees from doing anything to cause, assist, or encourage our customers to submit false claims for payment to these programs. Violations of the fraud and abuse laws may result in severe penalties against the responsible employees and Actavis, including jail sentences, large fines, and the exclusion of our products from reimbursement under federal and state programs. We are committed to conducting the sales and marketing of our products in compliance with the healthcare fraud and abuse laws, but certain applicable laws may impose liability even in the absence of specific intent to defraud. Furthermore, should there be ambiguity, a governmental authority may take a position contrary to a position we have taken, or should an employee violate these laws without our knowledge, a governmental authority may impose civil and/or criminal sanctions.

For example, in December 2009, we learned that numerous pharmaceutical companies, including certain of our subsidiaries, have been named as defendants in a federal qui tam action pending in the United States District Court for the District of Massachusetts alleging that the defendants falsely reported to the United States that certain pharmaceutical products were eligible for Medicaid reimbursement and thereby allegedly caused false claims for payment to be made through the Medicaid program. A similar action was filed by the State of Louisiana in August 2013 and additional lawsuits are possible. Any adverse outcome in these actions, or the imposition of penalties or sanctions for failing to comply with the fraud and abuse laws, could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows. Some of the statutes and regulations that govern our activities, such as federal and state anti-kickback and false claims laws, are broad in scope, and while exemptions and safe harbors protecting certain common activities exist, they are often narrowly drawn. Certain other requirements, such as those under the ACA’s “Sunshine Act” provisions, are new and their breadth and application are uncertain. While we manage our business activities to comply with these statutory provisions, due to their breadth, complexity and, in certain cases, uncertainty of application, it is possible that our activities could be subject to challenge by various government agencies. In particular, the FDA, the U.S. Department of Justice and other agencies have increased their enforcement activities with respect to the sales, marketing, research and similar activities of pharmaceutical companies in recent years, and many pharmaceutical companies have been subject to government investigations related to these practices.

Beginning in February 2012, Warner Chilcott, along with several then and former employees in its sales organization and certain third parties, received subpoenas from the United States Attorney for the District of Massachusetts. The subpoena Warner Chilcott received sought information and documentation relating to a wide range of matters, including sales and marketing activities, payments to people who are in a position to recommend drugs, medical education, consultancies, prior authorization processes, clinical trials, off-label use and employee training (including with respect to laws and regulations concerning off-label information and physician remuneration), in each case relating to all of our current key products. We cannot predict or determine the impact of this inquiry on our future financial condition or results of operations. A determination that we are in violation of these and/or other government regulations and legal requirements may result in civil damages and penalties, criminal fines and prosecution, administrative remedies, the recall of products, the total or partial suspension of manufacture and/or distribution, seizure of products, injunctions, whistleblower lawsuits, failure to obtain approval of pending product applications, withdrawal of existing product approvals, exclusion from participation in government healthcare programs and other sanctions. The U.S. Attorney’s investigation and any other threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could be used productively on other aspects of our business. Any of these types of investigations or enforcement actions could affect our ability to commercially distribute our products and could materially and adversely affect our business, financial condition, results of operations and cash flows.

If we are unable to successfully develop or commercialize new products, our operating results will suffer.

Our future results of operations depend to a significant extent upon our ability to successfully develop and commercialize new brand and generic products in a timely manner. There are numerous difficulties in developing and commercializing new products, including:

•	developing, testing and manufacturing products in compliance with regulatory standards in a timely manner;

•	receiving requisite regulatory approvals for such products in a timely manner or at all;

•	the availability, on commercially reasonable terms, of raw materials, including API and other key ingredients;

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

As a result of these and other difficulties, products currently in development by us may or may not receive timely regulatory approvals, or approvals at all, necessary for marketing by us or other third-party partners. This risk particularly exists with respect to the development of proprietary products because of the uncertainties, higher costs and lengthy time frames associated with R&D of such products and the inherent unproven market acceptance of such products. Additionally, we face heightened risks in connection with our development of extended release or controlled release generic products because of the technical difficulties and regulatory requirements related to such products. Additionally, with respect to generic products for which we are the first applicant to request approval on the basis that an innovator patent is invalid or not infringed (a paragraph IV filing), our ability to obtain 180 days of generic market exclusivity may be contingent on our ability to obtain FDA approval or tentative approval within 30 months of the FDA’s acceptance of our application for filing. We therefore risk forfeiting such market exclusivity if we are unable to obtain such approval or tentative approval on a timely basis. If any of our products or the products of our third-party partners are not approved timely or, when acquired or developed and approved, cannot be successfully manufactured or commercialized timely, our operating results could be adversely affected. We cannot guarantee that any investment we make in developing products will be recouped, even if we are successful in commercializing those products.

If generic products that compete with any of our branded pharmaceutical products are approved and sold, sales of our products will be adversely affected.

As a result of our acquisition of Warner Chilcott, specialty branded products now comprise a larger percentage of our total revenues. Generic equivalents for branded pharmaceutical products are typically sold at lower costs than the branded products. After the introduction of a competing generic product, a significant percentage of the prescriptions previously written for the branded product are often written for the generic version. In addition, legislation enacted in most U.S. states and Canadian provinces allows or, in some instances mandates, that a pharmacist dispense an available generic equivalent when filling a prescription for a branded product, in the absence of specific instructions from the prescribing physician. As a result, branded products typically experience a significant loss in revenues following the introduction of a competing generic product. Our branded pharmaceutical products are or may become subject to competition from generic equivalents because there is no proprietary protection for some of the branded pharmaceutical products we sell, because our patent protection expires or because our patent protection is not sufficiently broad or enforceable. In addition, we may not be successful in our efforts to extend the proprietary protection afforded our branded products through the development and commercialization of proprietary product improvements and new and enhanced dosage forms.

Our Actonel® products no longer have patent protection in Canada or the Western European countries in which we sell these products, and Asacol® is not protected by a patent in the United Kingdom. In addition, other products such as Estrace® Cream, Asacol® 400 mg and Femhrt® are not protected by patents in the United States where we sell these products. Generic equivalents are currently available in Canada and Western Europe for Actonel® and in the United States for certain versions of our Doryx® and Femhrt® products, Femcon® Fe and certain other less significant products.

During the next few years, additional products of ours will lose patent protection or likely become subject to generic competition. Our Actonel® once-a-week product will lose U.S. patent protection in June 2014 (including a 6-month pediatric extension of regulatory exclusivity); generic versions of our Loestrin® 24 Fe product entered the market in January 2014 pursuant to settlement agreements previously entered into; generic versions of our Asacol® HD 800 mg product may enter the market as early as November 2015 pursuant to an agreement previously entered into; and generic versions of our Enablex® product may enter the market as early as March 2016 pursuant to settlement agreements previously entered into. Some of our products may also become subject to generic competition prior to the expiration of patent protection in the event a generic competitor elects to launch its generic equivalent product “at-risk.” Competition from generic equivalents could result in a material impairment of our intangible assets or the acceleration of amortization on our non-impaired intangible assets and may have a material adverse impact on our revenues, financial condition, results of operations and cash flows.

Our branded pharmaceutical expenditures may not result in commercially successful products.

Developing and commercializing branded pharmaceutical products is generally more costly than generic products. In the future, and particularly following the Warner Chilcott Acquisition, we anticipate continuing our product development expenditures for our Actavis Specialty Brands business segment, including products acquired from Warner Chilcott. In order to grow and achieve success in our business, we must continually identify, develop, acquire and license new products that we can ultimately market. There are many difficulties and uncertainties inherent in pharmaceutical research and development, and there is a high rate of failure inherent in new drug discovery and development. Failure can occur at any point in the process, including late in the process after substantial investment. New product candidates that appear promising in development may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, inability to obtain necessary regulatory approvals and payer reimbursement, limited scope of approved uses, difficulty or excessive costs to manufacture, or infringement of the patents or intellectual property rights of others. Delays and uncertainties in the FDA approval process and the approval processes in other countries can result in delays in product launches and lost market opportunity.

We currently have products in various stages of development. For example in 2013, we initiated a Phase 3 clinical trial for our EsmyaTM product for treatment of uterine fibroids. We also have new hormonal contraceptive therapy products in various stages of development from preclinical development to Phase 3 development, as well as osteoporosis products in preclinical and clinical development and dermatology and infectious disease products in various stages of clinical development, among others. Such clinical trials are costly and may not result in successful outcomes. We cannot be sure that our business expenditures, including but not limited to our expenditures related to our EsmyaTM product, products recently acquired in the Warner Chilcott Acquisition or products of our third-party partners, among others, will result in the successful discovery, development or launch of brand products that will prove to be commercially successful or will improve the long-term profitability of our business. If such business expenditures do not result in successful discovery, development or launch of commercially successful brand products our results of operations and financial condition could be materially adversely affected.

Our investments in biosimilar products may not result in products that are approved by the FDA or other ex-U.S. regulatory authorities and, even if approved by such authorities, may not result in commercially successful products.

In 2011, we entered into the Amgen Collaboration Agreement. Under the agreement, we will be required to invest up to $312.4 million in furtherance of the development and regulatory approval of such products. Although Amgen, our development partner, has substantial expertise and experience in the development of biological products, significant uncertainty remains concerning the regulatory pathway in the United States and in other countries to obtain regulatory approval of biosimilar products, and the commercial pathway to successfully market and sell such products. In particular, although recently enacted legislation authorizes the FDA to establish a regulatory pathway for the review and approval of such products, only draft guidance has been issued by the FDA. Even if the FDA enacts rules and regulations concerning the development and approval of biosimilars, such regulations could include provisions that provide up to twelve or more years of data exclusivity for the original developer of the product on which a biosimilar product is based. Additionally, biosimilar products will likely be subject to extensive patent clearances and/or patent infringement litigation, which could delay or prevent the commercial launch of a product for many years. Further, our collaboration with Amgen may not result in products that meet the requirements established by the FDA or other ex-U.S. regulatory authorities. If our collaboration does result in biosimilar products that obtain FDA or other ex-U.S. regulatory authority approval, such product(s) may not be commercially successful and/or may not generate profits in amounts that are sufficient to offset the amount invested to obtain such approvals. Market success of biosimilar products will depend on demonstrating to patients, physicians and payors that such products are safe and efficacious compared to other existing products yet offer a more competitive price or other benefit over existing therapies. If our collaboration with Amgen does not result in the development and timely approval of biosimilar products or if such products, once developed and approved, are not commercially successful, our results of operations, financial condition and cash flows could be materially adversely affected.

If we are unsuccessful in our joint ventures and other collaborations, our operating results could suffer.

We have made substantial investments in joint ventures and other collaborations, including our collaboration agreements with Amgen and Sanofi, and may use these and other methods to develop or commercialize products in the future. These arrangements typically involve other pharmaceutical companies as partners that may be competitors of ours in certain markets. In many instances, we will not control these joint ventures or collaborations or the commercial exploitation of the licensed products, and cannot assure you that these ventures will be profitable. Any such marketing restrictions could affect future revenues and have a material adverse effect on our operations. Our results of operations may suffer if existing joint venture or collaboration partners withdraw, or if these products are not timely developed, approved or successfully commercialized.

If we are unable to adequately protect our technology or enforce our patents, our business could suffer.

Our success with the brand products that we develop will depend, in part, on our ability to obtain patent protection for these products. We currently have a number of U.S. and foreign patents issued and pending. However, issuance of a patent is not conclusive evidence of its validity or enforceability. We cannot be sure that we will receive patents for any of our pending patent applications or any patent applications we may file in the future, or that our issued patents will be upheld if challenged. If our current and future patent applications are not approved or, if approved, our patents are not upheld in a court of law if challenged, it may reduce our ability to competitively utilize our patented products. Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by our competitors, in which case our ability to commercially market these products may be diminished. For example, patents covering our Androderm® and INFed® products have expired and we have no further patent protection on these products. Therefore, it is possible that a competitor may launch a generic version of Androderm® and/or INFed® at any time, which would result in a significant decline in that product’s revenue and profit. Both of these products were significant contributors to our Actavis Specialty Brands business in 2012. During the next five years, additional products acquired pursuant to the Warner Chilcott Acquisition will lose patent protection or likely become subject to generic competition. For example, our newly acquired Asacol® 400 mg product lost U.S. patent protection in July 2013, our Actonel® once-a-week product will lose U.S. patent protection in June 2014 (including a 6-month pediatric extension of regulatory exclusivity), generic versions of our Loestrin® 24 Fe product entered the market in January 2014 pursuant to settlement agreements previously entered into; generic versions of our Asacol® HD 800 mg product may enter the market as early as November 2015 pursuant to an agreement previously entered into; and generic versions of our Enablex® product may enter the market as early as March 2016 pursuant to settlement agreements previously entered into. Some of our products may also become subject to generic competition prior to the expiration of patent protection in the event a generic competitor elects to launch its generic equivalent product “at-risk.” For example, although our Doryx® patent does not expire until 2022, and Warner Chilcott and Mayne filed infringement lawsuits against Mylan and Impax arising from their ANDA filings with respect to our Doryx® 75 mg, 100 mg and 150mg products, generic versions of such products have been launched following the FDA’s approval of their respective ANDAs.

Generic competitors to our branded products may also challenge the validity or enforceability of the patents protecting our products or otherwise seek to circumvent them. For example, Warner Chilcott has received a challenge relating to its Generess® Fe oral contraceptive product. In October 2011, Warner Chilcott received separate Paragraph IV certification notice letters from Mylan Pharmaceuticals, Inc. and Famy Care Ltd. (collectively “Mylan”) and Lupin Ltd. and Lupin Pharmaceuticals, Inc. (collectively “Lupin”), indicating that both Mylan and Lupin had submitted to the FDA ANDAs seeking approval to manufacture and sell a generic version of Generess® Fe prior to the expiration of U.S. Patent No. 6,667,050. Warner Chilcott filed suit against Mylan and Lupin in November 2011 and December 2011, respectively. The cases against Mylan and Lupin have been consolidated, and the case is currently pending. Trial began on January 13, 2014 and the court has not yet issued a decision. Refer to Legal Matters in “NOTE 21 – Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

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

Certain of our competitors have challenged our ability to distribute Authorized Generics during the competitors’ 180-day period of ANDA exclusivity under the Hatch-Waxman Act. Under the challenged arrangements, we have obtained rights to market and distribute under a brand manufacturer’s NDA a generic alternative of the brand product. Some of our competitors have challenged the propriety of these arrangements by filing Citizen Petitions with the FDA, initiating lawsuits alleging violation of the antitrust and consumer protection laws, and seeking legislative intervention. For example, legislation has been introduced in the U.S. Senate that would prohibit the marketing of Authorized Generics during the 180-day period of ANDA exclusivity under the Hatch-Waxman Act. If distribution of Authorized Generic versions of brand products is otherwise restricted or found unlawful, our results of operations, financial condition and cash flows could be materially adversely affected.

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

The manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the pharmaceutical industry. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. We may have to defend ourselves against charges that we violated patents or proprietary rights of third parties. This is especially true in the case of generic products on which the patent covering the brand product is expiring, an area where infringement litigation is prevalent, and in the case of new brand products where a competitor has obtained patents for similar products. Litigation may be costly and time-consuming, and could divert the attention of our management and technical personnel. In addition, if we infringe the rights of others, we could lose our right to develop, manufacture or market products or could be required to pay monetary damages or royalties to license proprietary rights from third parties. For example, we are engaged in litigation with Momenta Pharmaceuticals concerning whether our distribution and sale of enoxaparin injection infringes Momenta’s U.S. Patent No. 7,575,886, and we continue to market enoxaparin.

Further, in August 2012, Bayer Pharma AG (together with its affiliates, “Bayer”) filed a complaint against Warner Chilcott alleging that its manufacture, use, offer for sale, and/or sale of Lo Loestrin® Fe infringes Bayer’s U.S. Patent No. 5,980,940. In the complaint, Bayer seeks injunctive relief and unspecified monetary damages for the alleged infringement. In December 2012, Bayer amended the complaint to add a claim seeking to invalidate the Company’s U.S. Patent No. 7,704,984 (the “‘984 Patent”), which covers the Lo Loestrin® Fe product. Although the parties to patent and intellectual property disputes in the pharmaceutical industry have often settled their disputes through licensing or similar arrangements, the costs associated with these arrangements may be substantial and could include ongoing royalties. Refer to Legal Matters in “NOTE 21 – Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

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

In our Anda Distribution business, our main competitors are McKesson Corporation, AmerisourceBergen Corporation and Cardinal Health, Inc. These companies are significant customers of our Actavis Pharma and Actavis Specialty Brands operations, including the newly acquired Warner Chilcott products and collectively accounted for approximately 29% , 30% and 30% of our annual net revenues in the years ended December 31, 2013, 2012 and 2011, respectively. Our activities related to our Anda Distribution business, as well as the acquisition of other businesses that compete with our customers, may result in the disruption of our business, which could harm relationships with our current customers, employees or suppliers, and could adversely affect our expenses, pricing, third-party relationships and revenues. Further, a loss of a significant customer of our Actavis Pharma or Actavis Specialty Brands operations could have a material adverse effect on our business, results of operations, financial condition and cash flows.

If we are unable to obtain sufficient supplies from key manufacturing sites or suppliers that in some cases may be the only source of finished products or raw materials, our ability to deliver our products to the market may be impeded.

We are required to identify the supplier(s) of all the raw materials for our products in our applications with the FDA and other regulatory agencies. To the extent practicable, we attempt to identify more than one supplier in each drug application. However, some products and raw materials are available only from a single source and, in many of our drug applications, only one supplier of products and raw materials or site of manufacture has been identified, even in instances where multiple sources exist. Some of these products have historically accounted for a significant portion of our revenues, such as INFed®, metoprolol succinate extended release tablets, methylphenidate hydrochloride extended release tablets, and a significant number of our oral contraceptive and controlled substance products. We expect to continue to rely on our third-party manufacturing partners, such as Ortho-McNeil-Janssen Pharmaceuticals, Inc. for methylphenidate ER, Mayne for Doryx®, Contract Pharmaceuticals Limited Canada (“CPL”) for Estrace® Cream and NPI for Actonel® and Atelvia®. GlaxoSmithKline plc (“GSK”) currently manufactures our Asacol® 400 mg product sold in the United Kingdom. CPL, which manufactures our Estrace® Cream product, recently closed its manufacturing facility in Buffalo, New York and transferred its operations at that location to its facilities in Mississauga, Canada. Such transfers are subject to regulatory approvals, and the failure to obtain such approvals in a timely manner may delay production at the new facility and result in an interruption in our product supply. From time to time, certain of our manufacturing sites or outside suppliers have experienced regulatory or supply-related difficulties that have inhibited their ability to deliver products and raw materials to us, causing supply delays or interruptions. To the extent any difficulties experienced by our manufacturing sites or suppliers cannot be resolved or extensions of our key supply agreements cannot be negotiated within a reasonable time and on commercially reasonable terms, or if raw materials for a particular product become unavailable from an approved supplier and we are required to qualify a new supplier with the FDA or other regulatory agency, or if we are unable to do so, our profit margins and market share for the affected product could decrease or be eliminated, as well as delay our development and sales and marketing efforts. Such outcomes could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Many government and third-party payers, including Medicare, Medicaid, HMOs and MCOs, have historically reimbursed doctors, pharmacies and others for the purchase of certain prescription drugs based on a drug’s average wholesale price (“AWP”) or wholesale acquisition cost (“WAC”). In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers’ reporting practices with respect to AWP and WAC, in which they have suggested that reporting of inflated AWP’s or WAC’s have led to excessive payments for prescription drugs. For example, beginning in July 2002, we and certain of our subsidiaries, as well as numerous other pharmaceutical companies, were named as defendants in various state and federal court actions alleging improper or fraudulent practices related to the reporting of AWP and/or WAC of certain products, and other improper acts, in order to increase prices and market shares. Additional actions are possible. These actions, if successful, could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

A significant amount of our total assets is related to acquired intangibles and goodwill. As of December 31, 2013, the carrying value of our product rights and other intangible assets was approximately $8,234.5 million and the carrying value of our goodwill was approximately $8,197.6 million.

Upon consummation of the Actavis Group Acquisition, we recorded goodwill of approximately $2,868.8 million. We will also record goodwill following the Warner Chilcott Acquisition of $3,992.9 million. We also allocated approximately $2,268.0 million and $3,021.0 million of the total consideration paid in connection with the Actavis Group Acquisition and the Warner Chilcott Acquisition, respectively, to identified intangibles including currently marketed products (“CMP”) and approximately $272.9 million and $1,708.0 million, respectively, to in-process research and development (“IPR&D”) intangibles.

Our product rights are stated at cost, less accumulated amortization. We determine original fair value and amortization periods for product rights based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired products. Such factors include the product’s position in its life cycle, the existence or absence of like products in the market, various other competitive and regulatory issues and contractual terms. Significant adverse changes to any of these factors would require us to perform an impairment test on the affected asset and, if evidence of impairment exists, we would be required to take an impairment charge with respect to the asset. For assets that are not impaired, the Company may adjust the remaining useful lives. Such a charge could have a material adverse effect on our results of operations and financial condition.

Our other significant intangible assets include acquired core technology and customer relationships, which are intangible assets with definite lives, our Anda trade name and acquired IPR&D intangible products, acquired in recent business acquisitions, which are intangible assets with indefinite lives.

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

Goodwill, our Anda trade name intangible asset and our IPR&D intangible assets are tested for impairment annually, or when events occur or circumstances change that could potentially reduce the fair value of the reporting unit or intangible asset. Impairment testing compares the fair value of the reporting unit or intangible asset to its carrying amount. A goodwill, trade name or IPR&D impairment, if any, would be recorded in operating income and could have a material adverse effect on our results of operations and financial condition. For example, in 2013 the Company recognized a goodwill impairment charge of $647.5 million.

We may need to raise additional funds in the future which may not be available on acceptable terms or at all.

We may consider issuing additional debt or equity securities in the future to fund potential acquisitions or investments, to refinance existing debt, or for general corporate purposes. If we issue equity or convertible debt securities to raise additional funds, our existing shareholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing shareholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses and potentially lowering our credit ratings. We may not be able to market such issuances on favorable terms, or at all, in which case, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements.

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

Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies during recent years. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global real estate markets have contributed to increased market volatility and diminished expectations for western and emerging economies. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have contributed to volatility of unprecedented levels.

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

Our global operations, particularly following the Actavis Group and Warner Chilcott Acquisitions, expose us to risks and challenges associated with conducting business internationally.

We operate on a global basis with offices or activities in Europe, Iceland, Africa, Asia, South America, Australia and North America. We face several risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to our international operations. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, U.S. laws such as the Foreign Corrupt Practices Act, and other U.S. federal laws and regulations established by the office of Foreign Asset Control, local laws such as the UK Bribery Act 2010 or other local laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. Given the high level of complexity of these laws, however, there is a risk that some provisions may be inadvertently breached by us, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements, or otherwise. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Our success depends, in part, on our ability to anticipate these risks and manage these challenges. These factors or any combination of these factors may adversely affect our revenue or our overall financial performance. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties.

In addition to the foregoing, engaging in international business inherently involves a number of other difficulties and risks, including:

•	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	political and economic instability;

•	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers;

•	regulations related to customs and import/export matters (including sanctions);

•	tax issues, such as tax law changes and variations in tax laws

•	challenges in collecting accounts receivable from customers in the jurisdictions in which we operate;

•	complying with laws, rules and regulations relating to the manufacturing, marketing, distribution and sale of pharmaceutical products in the jurisdictions in which we do or will operate;

•	operating under regulations in jurisdictions related to obtaining eligibility for government or private payor reimbursement for our products at the wholesale/retail level;

•	Competition from local, regional and international competitors;

•

difficulties and costs of staffing and managing foreign operations, including cultural and language differences and additional employment regulations, union workforce negotiations and potential disputes in the jurisdictions in which we operate;

•	difficulties protecting or procuring intellectual property rights; and

•	fluctuations in foreign currency exchange rates.

These factors or any combination of these factors could have a material adverse effect on our results of operations and financial condition.

We have exposure to tax liabilities.

As a multinational corporation, we are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. Changes in tax laws or tax rulings may have a significantly adverse impact on our effective tax rate. Proposals by the current U.S. administration for fundamental U.S. international tax reform, including without limitation provisions that would limit the ability of U.S. multinationals to defer U.S. taxes on foreign income, if enacted, could have a significant adverse impact on our effective tax rate following the Actavis Group and Warner Chilcott acquisitions.

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

We have incurred and will continue to incur significant transaction, integration and restructuring costs in connection with recent transactions, including the Actavis Group and Warner Chilcott acquisitions.

We have incurred significant transaction costs related to the Actavis Group and Warner Chilcott acquisitions and will continue to incur significant transaction costs related to the Warner Chilcott Acquisition. In addition, we will incur integration costs and restructuring costs as we integrate the businesses. Although we expect that the realization of benefits and efficiencies related to the integration of the businesses may offset these transaction costs, integration costs and restructuring costs over time, no assurances can be made that this net benefit will be achieved in the near term, or at all. The failure to realize the expected benefits and efficiencies related to the integration of the businesses could adversely affect our financial condition and results of operations.

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

A failure of our internal control over financial reporting could materially impact our business or share price.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. An internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, internal control over financial reporting may not prevent or detect misstatements. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud, and could expose us to litigation or adversely affect the market price of our ordinary shares. See Part II, “Item 9A. Controls and Procedures” for our conclusion on the effectiveness on internal controls over financial reporting.

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

As of July 2, 2013, all API’s imported into the EU must be certified as complying with the good manufacturing practice (“GMP”) standards established by the EU, as stipulated by the International Conference for Harmonization (“ICH Q7”). These new regulations place the certification requirement on the regulatory bodies of the exporting countries. Accordingly, as of July 2, 2013, the national regulatory authorities of each exporting country must: (i) insure that all manufacturing plants within their borders that export API into the EU comply with EU manufacturing standards and; (ii) for each API exported, present a written document confirming that the exporting plant conforms to EU manufacturing standards. The imposition of this responsibility on the governments of the nations exporting API may cause a shortage of API necessary to manufacture our products, as certain governments may not be willing or able to comply with the regulation in a timely fashion, or at all. A shortage in API may cause us to have to cease manufacture of certain products, or to incur costs and delays to qualify other suppliers to substitute for those API manufacturers unable to export. This could adversely affect the Company and could have a material adverse effect on our business, results of operations, financial condition and cash flow.

Federal regulation of arrangements between manufacturers of brand and generic products could adversely affect our business.

As part of the MMA, companies are required to file with the FTC and the Department of Justice certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of brand drugs. This requirement, as well as new legislation pending in the U.S. Congress related to settlements between brand and generic drug manufacturers, could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with brand pharmaceutical companies and could result generally in an increase in private-party litigation against pharmaceutical companies or additional investigations or proceedings by the FTC or other governmental authorities. The impact of this requirement, the pending legislation and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers, is uncertain and could adversely affect our business. For example, on April 5, 2013, two putative class actions were filed against Actavis, Inc. and certain affiliates alleging that Watson Pharmaceuticals, Inc.’s 2009 patent lawsuit settlement with Warner Chilcott related to Loestrin® 24 Fe (norethindrone acetate/ethinyl estradiol tablets and ferrous fumarate tablets, “Loestrin® 24”) is unlawful. The complaints, both asserted on behalf of putative classes of end-payors, generally allege that Watson and another generic manufacturer improperly delayed launching generic versions of Loestrin® 24 in exchange for substantial payments from Warner Chilcott, which at the time was an unrelated company, in violation of federal and state antitrust and consumer protection laws. Further, in January 2009, the FTC and the State of California filed a lawsuit against us alleging that our settlement with Solvay related to our ANDA for a generic version of Androgel® is unlawful. Numerous private parties purporting to represent various classes of plaintiffs filed similar lawsuits. Similar lawsuits have been filed against us challenging the lawfulness of our settlements related to generic versions of Actos®, Androgel®, Cipro®, and Lidoderm®. We have also received requests for information and Statements of Objection in connection with investigations into settlements and other arrangements between competing pharmaceutical companies by the European Competition Commission. In the past, we have also received requests for information and Statements of Objection in connection with investigations into settlements and other arrangements between competing pharmaceutical companies by the European Competition Commission. Any adverse outcome of these actions or investigations, or actions or investigations related to other settlements we have entered into, could have a material adverse effect on our business, results of operations, financial condition and cash flows. Refer to Legal Matters in “NOTE 21 – Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

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

There is uncertainty surrounding implementation of legislation involving payments for pharmaceuticals under government programs such as Medicare, Medicaid and Tricare. Depending on how existing provisions are implemented, the methodology for certain payment rates and other computations under the Medicaid Drug Rebate program reimbursements may be reduced or not be available for some of our products. Additionally, any reimbursement granted may not be maintained or limits on reimbursement available from third-party payers may reduce demand for, or negatively affect the price of those products. Ongoing uncertainty and challenges to the ACA, including but not limited to, modification in calculation of rebates, mandated financial or other contributions to close the Medicare Part D coverage gap “donut hole,” calculation of AMP, and other provisions could have a material adverse effect on our business. In addition, various legislative and regulatory initiatives in states, including proposed modifications to reimbursements and rebates, product pedigree and tracking, pharmaceutical waste “take-back” initiatives, and therapeutic category generic substitution carve-out legislation may also have a negative impact on the Company. We maintain a full-time government affairs department in Washington, DC, which is responsible for coordinating state and federal legislative activities, and places a major emphasis in terms of management time and resources to ensure a fair and balanced legislative and regulatory arena.

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

We also face strong competition in our Anda Distribution business, where we compete with a number of large wholesalers and other distributors of pharmaceuticals, including McKesson Corporation, AmerisourceBergen Corporation and Cardinal Health, Inc., which market both brand and generic pharmaceutical products to their customers. These companies are significant customers of our Actavis Specialty Brands and Actavis Pharma businesses. As generic products generally have higher gross margins for distributors, each of the large wholesalers, on an increasing basis, are offering pricing incentives on brand products if the customers purchase a large portion of their generic pharmaceutical products from the primary wholesaler. As Anda does not offer a full line of brand products to our customers, we have been at times competitively disadvantaged and must compete with these wholesalers based upon our very competitive pricing for generic products, greater service levels and our well-established telemarketing relationships with our customers, supplemented by our electronic ordering capabilities. The large wholesalers have historically not used telemarketers to sell to their customers, but recently have begun to do so. Additionally, generic manufacturers are increasingly marketing their products directly to smaller chains and thus increasingly bypassing wholesalers and distributors. Increased competition in the generic industry as a whole may result in increased price erosion in the pursuit of market share.

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

Additional Risks Related to the Warner Chilcott Acquisition and Re-domiciliation of Actavis to Ireland

We incurred direct and indirect costs as a result of the Warner Chilcott Acquisition.

We incurred costs and expenses in connection with, and as a result of, the Warner Chilcott Acquisition. These costs and expenses included professional fees to comply with Irish corporate and tax laws and financial reporting requirements, costs and expenses incurred in connection with holding a majority of the meetings of the board of directors and certain executive management meetings in Ireland, as well as any additional costs we may incur going forward as a result of our new corporate structure. These costs may exceed the costs historically borne by Actavis, Inc. and Warner Chilcott.

The Internal Revenue Service (the “IRS”) may not agree with our conclusion to treat Actavis plc as a foreign corporation for U.S. federal tax purposes following the Warner Chilcott Acquisition.

Although we are incorporated in Ireland, the IRS may assert that we should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal tax purposes pursuant to Section 7874. For U.S. federal tax purposes, a corporation generally is considered a tax resident in the jurisdiction of its organization or incorporation. Because we are an Irish incorporated entity, we would generally be classified as a foreign corporation (and, therefore, a non-U.S. tax resident) under these rules. Section 7874 provides an exception under which a foreign incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal tax purposes.

For us to be treated as a foreign corporation for U.S. federal tax purposes under section 7874, either (i) the former stockholders of Actavis, Inc. must own (within the meaning of section 7874) less than 80% (by both vote and value) of our ordinary shares by reason of holding shares in Actavis, Inc., which is referred to in this report as the “ownership test,” or (ii) we must have substantial business activities in Ireland (taking into account the activities of our expanded affiliated group). Immediately following the transaction with Warner Chilcott, the former Actavis, Inc. stockholders owned less than 80% (by both vote and value) of our shares after the transaction by reason of their ownership of shares of Actavis, Inc. As a result, under current law, we believe we are treated as a foreign corporation for U.S. federal tax purposes. We cannot assure you that the IRS will agree with the position that the ownership test is satisfied, however.

Section 7874 likely will limit Actavis, Inc.’s and its U.S. affiliates’ ability to utilize their U.S. tax attributes to offset certain U.S. taxable income, if any, generated by the Warner Chilcott Acquisition or certain specified transactions for a period of time following the transaction.

Following the acquisition of a U.S. corporation by a foreign corporation, Section 7874 can limit the ability of the acquired U.S. corporation and its U.S. affiliates to utilize U.S. tax attributes such as net operating losses to offset U.S. taxable income resulting from certain transactions. Based on the limited guidance available, we currently expect that following the transaction, this limitation will apply and as a result, Actavis currently does not expect that it or its U.S. affiliates will be able to utilize their U.S. tax attributes to offset their U.S. taxable income, if any, resulting from certain specified taxable transactions.

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

Moreover, the U.S. Congress, the Organisation for Economic Co-operation and Development and other Government agencies in jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is where payments are made between affiliates within a multinational corporation. As a result, the tax laws in the U.S. and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect us.

We will seek Irish High Court approval of the creation of distributable reserves. We expect this will be forthcoming but cannot guarantee this.

Under Irish law, dividends may only be paid and share repurchases and redemptions must generally be funded only out of “distributable reserves,” which we do not have immediately following the closing of our acquisition of Warner Chilcott. The creation of distributable reserves requires the approval of the Irish High Court and, in connection with seeking such court approval, the approval of the former Actavis, Inc. stockholders and Warner Chilcott shareholders has been obtained. The approval of the Irish High Court is expected in the second quarter of 2014. We are not aware of any reason why the Irish High Court would not approve the creation of distributable reserves; however, the issuance of the required order is a matter for the discretion of the Irish High Court. In the event that distributable reserves are not created, no distributions by way of dividends, share repurchases or otherwise will be permitted under Irish law until such time as the group has created sufficient distributable reserves from its trading activities.

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

Shareholders resident in the U.S. that hold their shares through DTC will not be subject to dividend withholding tax provided the addresses of the beneficial owners of such shares in the records of the brokers holding such shares are recorded as being in the U.S. (and such brokers have further transmitted the relevant information to a qualifying intermediary appointed by us). Similarly, shareholders resident in the U.S. that hold their shares outside of DTC will not be subject to dividend withholding tax if, in the case of former Actavis, Inc. shareholders, they provide a IRS Form 6166 to our transfer agent to confirm their U.S. residence and claim an exemption, or, in the case of former Warner Chilcott shareholders, such shareholders previously filed valid dividend withholding tax forms with Warner Chilcott or its transfer agent in respect of their Warner Chilcott shareholdings. All new U.S. resident shareholders in Actavis plc that hold their shares outside of DTC and shareholders resident in certain other countries (irrespective of whether they hold their shares through DTC or outside DTC) will not be subject to dividend withholding tax provided the beneficial owners of such shares have furnished completed and valid dividend withholding tax forms or an IRS Form 6166, as appropriate, to our transfer agent or their brokers (and such brokers have further transmitted the relevant information to our transfer agent). However, other shareholders may be subject to dividend withholding tax, which could adversely affect the price of your shares.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We conduct our operations using a combination of owned and leased properties.

Our owned properties consist of facilities used for R&D, manufacturing, distribution (including warehousing and storage), sales and marketing and administrative functions. The following table provides a summary of locations for our significant owned properties:

Location	Primary Use	Segment
Ag. Varvara, Greece	Manufacturing, R&D, Administration	Actavis Pharma
Auckland, New Zealand	Distribution, Administration	Actavis Pharma
Barnstaple, UK	Manufacturing, Administration	Actavis Pharma
Bucharest, Romania	Manufacturing, Distribution, Administration, R&D	Actavis Pharma
Corona, CA, USA	Manufacturing, Warehouse, Distribution	Actavis Pharma / Actavis Specialty Brands
Davie, FL, USA	Manufacturing, Distribution, R&D, Administration	Actavis Pharma/ Actavis Specialty Brands
Dundalk, Ireland	Administration	Actavis Specialty Brands
Dupnitsa, Bulgaria	Manufacturing	Actavis Pharma
Elizabeth, NJ, USA	Manufacturing, R&D, Administration	Actavis Pharma/ Actavis Specialty Brands
Fajardo, Puerto Rico	Manufacturing, Packaging	Actavis Specialty Brands
Goa, India	Manufacturing	Actavis Pharma
Gurnee, IL, USA	Warehousing, Distribution	Actavis Pharma/ Actavis Specialty Brands
Hafnarfjordur, Iceland	Manufacturing, Warehousing, Distribution, Administration	Actavis Pharma
Jakarta-Timur, Indonesia	Manufacturing, Warehousing, Distribution, Administration	Actavis Pharma
Larne, Northern Ireland	Manufacturing	Actavis Specialty Brands
Leskovac, Serbia	Manufacturing	Actavis Pharma
Lincolnton, NC, USA	Manufacturing, Administration, Warehouse	Actavis Pharma

Location	Primary Use	Segment
Liverpool, UK	Administration, R&D	Actavis Specialty Brands
Manati, Puerto Rico	Warehouse, Distribution, Administration	Actavis Specialty Brands
Mississauga, Canada	Manufacturing, R&D, Administration	Actavis Pharma
Nerviano, Italy	Manufacturing, R&D	Actavis Pharma
Rio de Janeiro, Brazil	Manufacturing, Distribution, Administration	Actavis Pharma
Troyan, Bulgaria	Manufacturing	Actavis Pharma
Weiterstadt, Germany	Manufacturing	Actavis Specialty Brands

Properties that we lease include R&D, manufacturing, distribution (including warehousing and storage), and administrative facilities. The following table provides a summary of locations for our significant leased properties:

Location	Primary Use	Segment
Belgrade, Serbia	Manufacturing, Administration	Actavis Pharma
Birzebbuga, Malta	Manufacturing, Distribution, Administration	Actavis Pharma/Actavis Specialty Brands
Dublin, Ireland	Administration	Actavis Pharma/Actavis Specialty Brands
Gentofte, Denmark	Administration	Actavis Pharma
Groveport, OH, USA	Distribution	Anda Distribution
Haan, Germany	Distribution	Actavis Pharma
Istanbul, Turkey	Administration	Actavis Pharma
Kiev, Ukraine	Administration	Actavis Pharma
Liege, Belgium	Manufacturing, Administration, R&D	Specialty Brands
London, UK	Administration	Actavis Pharma
Lyon, France	Administration	Actavis Pharma
Moscow, Russia	Administration	Actavis Pharma
Mumbai, India	R&D, Administration	Actavis Pharma
Munich, Germany	Administration	Actavis Pharma
Olive Branch, MI, USA	Distribution, Administration	Anda Distribution
Owings Mills, MD, USA	Manufacturing, R&D, Administration	Actavis Pharma
Parsippany, NJ, USA	Administration	Actavis Pharma/Actavis Specialty Brands
Rockaway, NJ, USA	Administration	Actavis Specialty Brands
Salt Lake City, UT, USA	Manufacturing, Distribution, R&D	Actavis Pharma / Actavis Specialty Brand
Singapore City, Singapore	Manufacturing, Administration, R&D	Actavis Pharma
Sofia, Bulgaria	Administration	Actavis Pharma
Stockholm, Sweden	Administration	Actavis Pharma
Warsaw, Poland	Administration	Actavis Pharma
Weston, FL, USA	Distribution, Administration, R&D	Actavis Pharma/Anda Distribution
Zejtun, Malta	Manufacturing, Distribution, Administration, R&D	Actavis Pharma

Our leased properties are subject to various lease terms and expirations.

We believe that we have sufficient facilities to conduct our operations during 2014. However, we continue to evaluate the purchase or lease of additional properties, or the consolidation of existing properties as our business requires.

ITEM 3.	LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to Legal Matters in “NOTE 21 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

Our Ordinary Shares (formerly Class A common shares of Actavis, Inc.) traded on the New York Stock Exchange under the symbol “WPI” until close of business on January 24, 2013, at which time the symbol was changed to “ACT.” The following table sets forth the quarterly high and low share trading price information for the periods indicated:

	High	Low
Year ended December 31, 2013:
First	$92.37	$82.02
Second	$133.00	$91.88
Third	$145.50	$121.12
Fourth	$170.51	$136.52
Year ended December 31, 2012:
First	$67.50	$55.00
Second	$77.73	$65.70
Third	$86.07	$73.39
Fourth	$91.47	$81.73

As of February 7, 2014, there were approximately 2,560 registered holders of our Ordinary Shares.

We have not paid any cash dividends since our initial public offering in February 1993, and do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2013, we repurchased 26,151 of our Ordinary Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicaly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 - 31, 2013	364	$143.09	—	—
November 1 - 30, 2013	9,159	$162.85	—	—
December 1 - 31, 2013	16,628	$166.01	—	—

October 1 - December 31, 2013	26,151	$164.58

Recent Sale of Unregistered Securities; Uses of Proceeds from Registered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under equity compensation plans, refer to “ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” and “NOTE 16 — Stockholders’ Equity” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

Performance Graph

The information in this section of the Annual Report pertaining to our performance relative to our peers is being furnished but not filed with the SEC, and as such, the information is neither subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Securities Exchange Act of 1934.

The following graph compares the cumulative 5-year total return of holders of Actavis’ Ordinary Shares (formerly Class A common shares of Actavis, Inc.) with the cumulative total returns of the S&P 500 index and the Dow Jones US Pharmaceuticals index. The graph tracks the performance of a $100 investment in our Ordinary Shares and in each of the indexes (with reinvestment of all dividends, if any) on December 31, 2008 with relative performance tracked through December 31, 2013.

Notwithstanding anything to the contrary set forth in our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, which might incorporate future filings made by us under those statutes, the following graph will not be deemed incorporated by reference into any future filings made by us under those statutes.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Actavis plc, the S&P 500 Index, and the Dow Jones US Pharmaceuticals Index

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Copyright© 2014 Dow Jones & Co. All rights reserved.

	12/08	12/09	12/10	12/11	12/12	12/13
Actavis plc	100.00	149.08	194.39	227.10	323.67	632.29
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
Dow Jones US Pharmaceuticals	100.00	119.09	121.62	144.30	164.36	220.11

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data. The selected consolidated financial data at December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 presented in this table have been derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report. The selected consolidated financial data at December 31, 2011, 2010 and 2009 and for the years ended December 31, 2010 and 2009 presented in this table are derived from our audited consolidated financial statements and related notes which are not included in this Annual Report.

The selected consolidated financial data set forth below should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report and in our previously filed Annual Reports on Form 10-K.

ACTAVIS PLC

FINANCIAL HIGHLIGHTS

(In millions, except per share amounts)

	Years Ended December 31,
	2013(1)(2)(5)	2012(5)	2011	2010	2009(6)
Operating Highlights:
Net revenues	$8,677.6	$5,914.9	$4,584.4	$3,566.9	$2,793.0
Operating (loss)/income	(423.2)	315.7	523.4	305.4	383.9
Net (loss)/income attributable to common shareholders	(750.4)	97.3	260.9	184.4	222.0
Basic (loss)/earnings per share	$(5.27)	$0.77	$2.10	$1.51	$2.11
Diluted (loss)/earnings per share	$(5.27)	$0.76	$2.06	$1.48	$1.96
Weighted average shares outstanding:
Basic	142.3	125.8	124.5	122.4	105.0
Diluted	142.3	128.4	126.5	124.2	116.4

	At December 31,
	2013(1)(2)(3)(4)(5)	2012(5)	2011	2010	2009(6)
Balance Sheet Highlights:
Current assets	$4,434.7	$3,838.3	$2,569.7	$1,786.7	$1,749.2
Working capital, excluding assets and liabilities held for sale	1,115.4	1,089.0	730.2	978.7	721.6
Total assets	22,725.9	14,114.8	6,698.3	5,686.6	5,772.4
Total debt	9,052.0	6,433.3	1,033.0	1,016.1	1,457.8
Total equity	9,537.1	3,856.4	3,562.5	3,282.6	3,023.1

(1)	On October 1, 2013, we completed the Warner Chilcott Acquisition. Warner Chilcott was a leading specialty pharmaceutical company focused on women’s healthcare, gastroenterology, urology and dermatology segments of the branded pharmaceuticals market, primarily in North America. Beginning October 1, 2013, the following items were included in our operating results:

•	total revenues and related cost of sales for Warner Chilcott products;

•	selling, general and administrative expenses and research and development expenses;

•	amortization expense for intangible assets acquired; and

•

increased interest expense from the senior secured notes assumed and the $2.0 billion aggregate term loan indebtedness assumed, and subsequently refinanced, in connection with the Warner Chilcott Acquisition.

(2)	On August 1, 2013, we entered into a transaction with Palau to acquire worldwide product rights to develop and commercialize albaconazole for the treatment of candidiasis. We simultaneously entered into a manufacturing and supply agreement with Palau for the supply of clinical and commercial quantities of the products. In connection with the execution of the agreements, we paid an upfront non-refundable payment of €10.0 million, or $13.4 million to Palau, which was recorded as R&D expense in the year ended December 31, 2013.

(3)	On June 11, 2013, we entered into an exclusive license agreement with Medicines360 to market, sell and distribute Medicines360 LNG20 intrauterine device in the U.S. and in Canada for a payment of approximately $52.3 million. We will also pay Medicines360 certain regulatory and sales based milestone payments totaling up to nearly $125.0 million plus royalties. Medicines360 retains the rights to market the product in the U.S. public sector, including family planning clinics that provide services to low-income women. LNG20, originally developed by Uteron Pharma S.P.R.L. in Belgium (now a subsidiary of the Company), is designed to deliver 20 mcg of levonorgestrel per day for the indication of long term contraception, and is currently in Phase III clinical trials in the United States. Pending FDA approval, the LNG20 product could be launched in the U.S. as early as 2014.

(4)	On January 23, 2013, we completed the Uteron Acquisition. The Uteron Acquisition expanded our Specialty Brands’ pipeline of Women’s Health products including two potential near term commercial opportunities in contraception and infertility, and one oral contraceptive project projected to launch by 2018. Several additional products in earlier stages of development are also included in the acquisition.

(5)	On October 31, 2012, we completed the Actavis Group Acquisition. As of December 31, 2012, the estimated number of shares contingently issuable in connection with the Actavis Group earn-out was calculated to be 3.85 million shares. In the year ended December 31, 2013, the decision was made to award the remaining 1.65 million shares. The 1.6 additional shares are included in the basic weighted average common shares outstanding for the year ended December 31, 2013 beginning on March 28, 2013. Actavis Group was a privately held generic pharmaceutical company specializing in the development, manufacture and sale of generic pharmaceuticals. Our financial statements included in this report do not include the financial results of the Actavis Group for any of the periods presented prior to October 31, 2012.

(6)	On December 2, 2009, we acquired all the outstanding equity of the Arrow Group in exchange for cash consideration of $1.05 billion, approximately 16.9 million shares of our Restricted Ordinary Shares and 200,000 shares of our Mandatorily Redeemable Preferred Stock and certain contingent consideration (the “Arrow Group Acquisition”). The fair value of the total consideration was approximately $1.95 billion.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Cautionary Note Regarding Forward-Looking Statements” under “ITEM 1A. RISK FACTORS” in this Annual Report. In addition, the following discussion of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report.

In prior periods, our consolidated financial statements present the accounts of Actavis, Inc., and all of its wholly-owned subsidiaries. On May 16, 2013, Actavis plc (formally known as Actavis Limited) was incorporated in Ireland as a private limited company and re-registered effective September 18, 2013 as a public limited company. It was established for the purpose of facilitating the business combination between Actavis, Inc. and Warner Chilcott. On October 1, 2013, we became the successor registrant of Actavis, Inc. and Warner Chilcott in connection with the consummation of certain transactions further described elsewhere in this Annual Report. In addition, on October 1, 2013, the shares of Actavis Public Limited Company began trading on the NYSE under the symbol “ACT,” the same symbol under which Actavis, Inc.’s shares previously traded. References throughout to “ordinary shares” refer to Actavis Inc.’s Class A common shares, par value $0.0033 per share, prior to the consummation of the transactions and to our ordinary shares, par value $0.0001 per share, since the consummation of the transactions.

EXECUTIVE SUMMARY

Overview

We are a leading integrated global specialty pharmaceutical company engaged in the development, manufacturing, marketing, sale and distribution of generic, branded generic, brand name, biosimilar and OTC pharmaceutical products. Through our third-party business within the Actavis Pharma segment, we out-license generic pharmaceutical products rights that we develop or acquire, primarily in Europe. We are also developing biosimilar products within our Actavis Specialty Brands segment. Additionally, we distribute generic and branded pharmaceutical products manufactured by third parties through our Anda Distribution segment. Our largest market is the United States of America, followed by our key international markets including Europe, Canada, Australia, Southeast Asia.

We have supported our Actavis Pharma and Actavis Specialty Brands businesses with a significant commitment of R&D expenditures of approximately 7% of net revenues for the years ended December 31, 2013, 2012 and 2011. Our global growth strategy is focused on: (i) internal development of differentiated high-demand products; (ii) establishment of strategic alliances and collaborations that bring new products, technologies and markets to our existing portfolio; and (iii) acquisition of products and/or companies that complement our existing portfolio in generics, brands and biosimilars.

As of December 31, 2013, we marketed over 250 generic pharmaceutical product families and approximately 45 branded pharmaceutical product families in the U.S. and a significant number of product families internationally. Generic pharmaceutical products are bioequivalents of their respective branded products and provide a cost-efficient alternative to branded products. Branded pharmaceutical products are marketed under brand names through programs that are designed to generate physician and consumer loyalty. Through our Anda Distribution segment, we distribute approximately 12,725 SKUs in the U.S. primarily to independent pharmacies, alternate care providers (hospitals, nursing homes and mail order pharmacies) and pharmacy chains, as well as generic products and certain selective branded products to physicians’ offices.

2013 Transactions

During 2013, we completed the following transactions that impacted our results of operations and will continue to have an impact on our future operations.

Actavis (Foshan) Pharmaceuticals Co., Ltd. Assets Held for Sale

As a result of the Foshan Sale, we recognized an impairment on the net assets held for sale of $8.4 million in the year ended December 31, 2013.

Western European Assets Held for Sale

During the year ended December 31, 2013, we held for sale our Actavis Pharma’s commercial infrastructure in France, Italy, Spain, Portugal, Belgium, Germany and the Netherlands, including products, marketing authorizations and dossier license rights. We believe that the potential divestiture allows the Company to focus on faster growth markets including Central and Eastern Europe, and other emerging markets which we believe will enhance our long-term strategic objectives. On January 17, 2014, we announced our intention to enter into an agreement with Aurobindo Pharma Limited to sell these businesses. The transaction is conditional on certain antitrust approvals and completion of employee consultation processes. As a result of the transaction, in 2013 the Company recognized an impairment on the net assets held for sale of $34.3 million.

Sale of Changzhou Watson Pharmaceuticals Co., Ltd

On November 27, 2013, we sold our Changzhou business to Great Harmony Enterprises Limited, a Hong Kong Company, for a total consideration of $8.0 million. As a result of the sale, we recorded a gain of $2.3 million in other income (expense) in the year ended December 31, 2013.

Amendment to Sanofi Collaboration Agreement

On October 28, 2013, WCCL and Sanofi entered into the Sanofi Amendment. Pursuant to the Amendment, the parties amended the Collaboration Agreement with respect to Actonel® and Atelvia® in the Exclusive Territory to provide that, in exchange for the payment of a lump sum of $125.0 million by WCCL to Sanofi in the year ended December 31, 2013, WCCL’s obligations with respect to the global reimbursement payment, which represented a percentage of Actavis’ net sales as defined, as it related to the Exclusive Territory for the year ended December 31, 2014, shall be satisfied in full. The Sanofi Amendment did not and does not apply to or affect the parties’ respective rights and obligations under the Collaboration Agreement with respect to (i) the remainder of 2013 or (ii) territories outside the Exclusive Territory. The $125.0 million was recorded as an intangible asset during the year ended December 31, 2013, which will be amortized over the course of the year ending December 31, 2014.

Acquisition of Warner Chilcott

On October 1, 2013, we completed the Warner Chilcott Acquisition for a transaction value, including the assumption of debt, of $9.2 billion. Warner Chilcott was a leading specialty pharmaceutical company focused on women’s healthcare, gastroenterology, urology and dermatology segments of the branded pharmaceuticals market, primarily in North America. The Warner Chilcott Acquisition expands our presence in our Specialty Brands Segment. Warner Chilcott’s financial statements included in this report do not include the financial results of Warner Chilcott for any of the periods or at any of the dates presented prior to October 1, 2013. For additional information, refer to “NOTE 4 — Acquisitions and Other Agreements” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

In order to obtain regulatory clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“Hart-Scott-Rodino”), in connection with the Warner Chilcott Acquisition, we were required to divest certain assets. On October 1, 2013, four generic pharmaceutical products were sold to Amneal Pharmaceuticals for consideration of $10.0 million, subject to certain refunds of purchase price provisions, which resulted in a deminimis impact to the consolidated statement of operations. The divested products consisted of both commercial and development stage products in both oral contraception and osteoporosis treatment. Net sales of divested products included in our results of operations were $2.5 million, $4.6 million and $0.7 million in the years ended December 31, 2013, 2012 and 2011, respectively.

On October 1, 2013 in connection with the Warner Chilcott Acquisition, Actavis plc, Bank of America, N.A. (“BofA”), as Administrative Agent and a syndicate of banks participating as lenders became parties to the

Warner Chilcott Term Loan Credit and Guaranty Agreement (the “WC Term Loan Agreement”), pursuant to which the lenders party to the agreement provide loans to Warner Chilcott Corporation, a Delaware corporation (the “US Borrower”), WC Luxco S.à r.l., a private limited liability company (société à responsabilité limitée) incorporated under the laws of the Grand-Duchy of Luxembourg (the “Luxembourg Borrower”), and WCCL, a limited liability company organized under the laws of the Commonwealth of Puerto Rico (the “Puerto Rico Borrower” and, together with the US Borrower and the Luxembourg Borrower, the “WC Borrowers”) in an aggregate amount of $2.0 billion, comprised of (i) a $1.0 billion tranche that will mature on October 1, 2016 (the “Three Year Tranche”) and (ii) a $1.0 billion tranche that will mature on October 1, 2018 (the “Five Year Tranche”). The proceeds of borrowings under the WC Term Loan Agreement, together with $41.0 million of cash on hand, were used to finance the repayment in full of all amounts outstanding under Warner Chilcott’s then-existing Credit Agreement, dated as of March 17, 2011, as amended by Amendment No. 1 on August 20, 2012, among the WC Borrowers, BofA, as administrative agent and a syndicate of banks participating as lenders.

Palau Pharma S.A. Agreement

On August 1, 2013, we entered into a purchase agreement with Palau to acquire worldwide product rights to develop and commercialize albaconazole for the treatment of candidiasis. We simultaneously entered into a manufacturing and supply agreement with Palau for the supply of clinical and commercial quantities of the products. In connection with the execution of the agreements, we paid an upfront non-refundable payment of €10.0 million, or $13.4 million to Palau, which was recorded as R&D expense in the year ended December 31, 2013. The agreement also provides for certain future milestone payments up to €18.0 million in the aggregate, upon the successful completion of Phase III trials of the products and regulatory approvals.

Acquisition of Medicines360

On June 11, 2013, we entered into an exclusive license agreement with Medicines360 to market, sell and distribute LNG20 in the U.S. and in Canada for a payment of approximately $52.3 million. According to the terms of the agreement, we are also required to pay Medicines360 certain regulatory and sales based milestone payments totaling up to $125.0 million plus royalties. Medicines360 retained the rights to market the product in the U.S. public sector, including family planning clinics that provide services to low-income women. LNG20, originally developed by Uteron Pharma S.P.R.L. in Belgium (now a subsidiary of the Company), is designed to deliver 20 mcg of levonorgestrel per day for the indication of long-term contraception, and is currently in Phase III clinical trials in the United States. Pending FDA approval, the LNG20 product could be launched in the U.S. as early as 2014. The transaction has been accounted for using the acquisition method of accounting. In connection with the acquisition, the Company recorded $191.7 million in IPR&D, $6.7 million in prepaid R&D and contingent consideration of $146.1 million.

Metronidazole 1.3% Vaginal Gel and Zovirax® Ointment and Cream

On May 1, 2013, we entered into an agreement to acquire the worldwide rights to Valeant’s metronidazole 1.3% vaginal gel antibiotic development product, a topical antibiotic for the treatment of bacterial vaginosis. Under the terms of the agreement, we will acquire the product upon FDA approval for approximately $57.0 million, which includes upfront and certain milestone payments and guaranteed royalties for the first three years of commercialization. Upon FDA approval, or receipt of product launch quantity, we will account for this transaction using the acquisition method of accounting. In the event of generic competition on metronidazole 1.3%, and should we choose to launch an authorized generic product, we would share the gross profits of the authorized generic with Valeant.

On April 5, 2013, we entered into an agreement with Valeant to be the exclusive marketer and distributor of the authorized generic version of Valeant’s Zovirax® ointment (acyclovir 5%) product. Under the terms of the agreement, Valeant will supply a generic version of Valeant’s Zovirax® ointment product and we will market and distribute the product in the U.S. Additionally, we were granted the exclusive right by Valeant to co-promote Zovirax® cream (acyclovir 5%) to obstetricians and gynecologists in the U.S. and we granted Valeant the exclusive right to co-promote Actavis Specialty Brands’ Cordran® Tape (flurandrenolide) product in the U.S. Under the terms of the agreement related to the co-promotion of Zovirax® cream, we will utilize our existing Specialty Brands sales and marketing structure to promote the product and we will receive a co-promotion fee from sales generated by prescriptions written by our defined targeted physician group. The fees earned under the Zovirax cream co-promotion arrangement will be recognized in other revenues in the period earned. Under the terms of the Cordran® Tape co-promotion agreement, Valeant will utilize its existing Dermatology sales and marketing structure to promote the product, and will receive a co-promotion fee on sales. The fees paid to Valeant under the Cordran® Tape arrangement will be recognized in the period incurred as selling and marketing expenses.

Acquisition of Uteron Pharma, S.A

On January 23, 2013, we completed the Uteron Acquisition. The acquisition expands our Specialty Brands’ pipeline of Women’s Health products, including two potential near term commercial opportunities in contraception and infertility, and one oral contraceptive project projected to launch by 2018. Several additional products in earlier stages of development were also included in the acquisition.

Other Agreements

We entered into an agreement with Endo and Teikoku Seiyaku Co., Ltd to settle all outstanding patent litigation related to our generic version of Lidoderm®. Lidoderm® is a local anesthetic indicated to relieve post-shingles pain. Per the terms of the agreement, on September 15, 2013, we launched our generic version of Lidoderm® (lidocaine topical patch 5%) to customers in the U.S. more than two years before the product’s patents expire. Under applicable Hatch Waxman rules, we believe we are entitled to 180 days of marketing exclusivity. Additionally, under the terms of the agreement, we received and distributed branded Lidoderm® prior to the launch of the generic version of Lidoderm®.

2012 Transactions

During 2012, we completed the following transactions that impacted our results of operations and will continue to have an impact on our future operations.

Acquisition of Actavis Group

On October 31, 2012, we completed the Actavis Group Acquisition. Actavis Group was a privately held generic pharmaceutical company specializing in the development, manufacture and sale of generic pharmaceuticals. With the acquisition of the Actavis Group, the Company became the third largest global generics pharmaceutical company with operations in more than 60 countries. The acquisition expanded the Company’s core leadership position in modified release, solid oral dosage and transdermal products into semi-solids, liquids and injectables. The result is a broader and more diversified global product portfolio, and an expanded development pipeline.

To finance the purchase of the Actavis Group, we incurred $5.7 billion of indebtedness, including proceeds from (i) the October 2, 2012 issuance of $3.9 billion in senior debt (the “2012 Senior Notes”). This debt was issued in three tranches as follows:

•	$1,200.0 million aggregate principal amount of 1.875% senior notes due October 1, 2017,

•	$1,700.0 million aggregate principal amount of 3.250% senior notes due October 1, 2022, and

•	$1,000.0 million aggregate principal amount of 4.625% senior notes due October 1, 2042

In addition, on October 31, 2012, the Company borrowed $1.8 billion under a senior unsecured Term loan credit agreement (the “Term Loan Credit Agreement). For further details, refer to “NOTE 13 — Long–Term Debt” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report. As a result of the transaction, we continue to incur greater interest expense than we incurred in prior periods and are required to dedicate cash flow to servicing our debt.

Sale of Equity Interest in Moksha8 Pharmaceuticals, Inc.

On October 22, 2012, we completed the Moksha8 Sale. Simultaneously, we expanded our ongoing sales and marketing collaboration with Moksha8 by granting a license to Moksha8 for five new branded generic products to be developed for the Brazilian and Mexican markets in exchange for defined milestones and sales royalties. We retained generic marketing rights in each market for all products licensed to Moksha8. As a result of the sale, we recorded a gain of $28.8 million in other income (expense) in the year ended December 31, 2012. During the year ended December 31, 2013, we terminated the agreement with Moksha8 resulting in a loss of $4.0 million.

Acquisition of Ascent Pharmahealth Limited

On January 24, 2012, we completed the acquisition of Ascent, the Australian and Southeast Asian generic pharmaceutical business of Strides Arcolab Ltd, for AU$376.6 million in cash, or approximately $392.6 million, including working capital adjustments. The transaction was funded using cash-on-hand and borrowings from our revolving credit facility. As a result of the acquisition, we enhanced our commercial presence in Australia and we gained selling and marketing capability in Southeast Asia through Ascent’s line of branded-generic and OTC products. For additional information regarding the Ascent acquisition, refer to “NOTE 4 — Acquisitions and Other Agreements in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

Product Divestitures

In order to obtain regulatory clearance under Hart-Scott-Rodino, in connection with the Actavis Group Acquisition, we were required to divest certain assets. On October 31, 2012, a total of 22 generic pharmaceutical products owned by either Actavis Group or Watson were sold to Par Pharmaceuticals Companies, Inc. and Sandoz, Inc., which resulted in a gain of $24.0 million in the year ended December 31, 2012. The divested products consisted of both commercial and development stage products in a number of therapeutic categories where the two companies owned overlapping products. Watson’s net sales of divested products were $18.5 million and $7.3 million for the years ended December 31, 2012 and 2011, respectively. Actavis Group’s net sales of divested products were $60.8 million and $90.2 million for the years ended December 31, 2012 and 2011, respectively. The sale of the Actavis Group divested products did not have an impact on our net revenues as these amounts were not included in the results of operations of the Company for the respective periods. For the years ended December 31, 2012 and 2011, no one product accounted for more than one percent of our consolidated net revenues.

Rugby OTC Business

On October 29, 2012, we completed the Rugby Sale. Under the terms of the agreement, Harvard acquired the Rugby trademark and all rights to market, sell and distribute OTC products and nicotine gum products sold under the trademark. We retained all rights to manufacture, sell and distribute all store-branded OTC and nicotine gum products, as well as other non-Rugby OTC products in our portfolio. We retained ownership of our nicotine gum ANDAs, as well as nicotine gum manufacturing facilities. Also, as part of the transaction, we entered into a supply and license agreement with Harvard under which we manufacture and supply nicotine gum products sold under the Rugby and Major labels. Major is Harvard’s existing private label brand. In connection with the sale of the Rugby assets, we recorded a gain of $88.7 million in other income (expense) in the year ended December 31, 2012.

Other Agreements

Our two most significant products in 2012 were the authorized generic version of Concerta® (methylphenidate ER) and Lipitor® (atorvastatin), which on a combined basis comprised 16% and 21% of our revenues in the years ended December 31, 2013 and 2012, respectively. These products were sold pursuant to exclusive marketing arrangements.

In November 2010, we entered into an exclusive agreement with OMJPI to market the authorized generic version of Concerta® (methylphenidate ER). Under the terms of the agreement, the product is supplied by OMJPI. We launched our authorized generic of Concerta® on May 1, 2011. Under the terms of our agreement with OMJPI, we agreed to pay a royalty to OMJPI based on the gross profit of product revenues as defined in the agreements. During 2012, the royalty payable to OMJPI ranged from 50% to 55% of sales. Our royalty payable on sales of methylphenidate ER declined to 30% in 2013 when a third party competitor launched a competing bioequivalent product. The change in royalty was a one-time event and was applied on a strength-by-strength basis following the launch of the first third party generic competitor. This royalty includes the cost of the product supplied by OMJPI. The agreement with OMJPI expires on December 31, 2014 and is subject to normal and customary early termination provisions. The agreement with OMJPI has been accounted for as a distribution arrangement. Accordingly, we recorded the net sales of the authorized generic product in the period earned and reflected the cost of product sold and the royalty payments to OMJPI in costs of goods sold in the period incurred.

During 2011 and 2012, Atorvastatin was sold pursuant to an exclusive agreement with Pfizer, Inc. (“Pfizer”). We launched our authorized generic of Lipitor® on November 30, 2011. Due to the significant decline in the market for this product, we agreed to terminate this agreement effective January 1, 2013. In exchange, we are entitled to receive a royalty on future sales of the product by Pfizer through 2015.

On July 13, 2012, we entered into a global license agreement with Synthon, obtaining an exclusive license to its trastuzumab molecule, which is being developed as a biosimilar to Herceptin®. We subsequently contributed the product to our biosimilar collaboration agreement with Amgen mentioned below. Under the terms of the Synthon agreement, we, along with Amgen, assumed all responsibility for worldwide development and commercialization of biosimilar trastuzumab, including Phase III clinical trials and global manufacturing. The agreement entitled Synthon to an initial payment and the opportunity to receive a milestone payment and royalties on net sales. Synthon also received compensation for transitional support activities provided under the agreement.

2011 Transactions

During 2011, we completed the following transactions that impacted our results of operations and will continue to have an impact on our future operations.

Biosimilars Collaboration with Amgen Inc.

On December 19, 2011, we entered into the Amgen Collaboration Agreement. Under the terms of the agreement, Amgen assumed primary responsibility for developing, manufacturing and initially commercializing the oncology antibody products. We agreed to contribute up to $400.0 million in co-development costs over the course of development ($312.4 million as of December 31, 2013), including the provision of development support, and to share product development risks. In addition, we agreed to contribute our significant expertise in the commercialization and marketing of products in highly competitive specialty and generic markets, including helping effectively manage the lifecycle of the biosimilar products. The collaboration products are expected to be sold under a joint Amgen/Actavis label. We will initially receive royalties and sales milestones from product revenues. The collaboration does not pursue biosimilars of Amgen’s proprietary products.

Acquisition of Specifar Commercial Industrial Pharmaceutical, Chemical and Construction Exploitations Societe Anonyme (ABEE)

On May 25, 2011, we acquired all of the outstanding equity of Paomar PLC (“Paomar”) for cash totaling €400.0 million, or approximately $561.7 million at closing, subject to a net of working capital adjustment of €1.5 million, or approximately $2.2 million, and certain contingent consideration (the “Specifar Acquisition”). Paomar was a company incorporated under the laws of Cyprus and owner of 100 percent of the shares of Specifar Commercial Industrial Pharmaceutical, Chemical and Construction Exploitations Societe Anonyme (“Specifar”), a company organized under the laws of Greece. Specifar developed, manufactured and marketed generic pharmaceuticals. Specifar also out-licensed generic pharmaceutical products, primarily in Europe. Specifar had a commercial presence in the Greek branded generics pharmaceuticals market and owned 100 percent of the shares of Alet Pharmaceuticals Industrial and Commercial Societe Anonyme, a company that markets branded-generic pharmaceutical products in the Greek market. For additional information on the Specifar acquisition, refer to “NOTE 4 — Acquisitions and Other Agreements.”

2013 Financial Highlights

Among the significant consolidated financial highlights for 2013 were the following:

•	Net revenues in 2013 increased $2,762.7 million, or 47% to $8,677.6 million in 2013 from $5,914.9 million in 2012;

•	Operating income decreased $738.9 million, or (234)%, to $(423.2) million in 2013 from $315.7 million in 2012; and

•	Net loss attributable to common shareholders for 2013 was $(750.4) million ($(5.27) per diluted share), compared to net income of $97.3 million ($0.76 per diluted share) in 2012.

Segments

We operated our business in three segments during the year ended December 31, 2013: Actavis Pharma, Actavis Specialty Brands and Anda Distribution. The Actavis Pharma segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The Actavis Specialty Brands segment includes patent-protected products and certain trademarked off-patent products that we sell and market as branded pharmaceutical products. The Anda Distribution segment distributes generic and branded pharmaceutical products manufactured by third parties, as well as by Actavis, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. The Anda Distribution segment operating results exclude sales by Anda of products developed, acquired, or licensed by Actavis Pharma and Actavis Specialty Brands segments.

We evaluate segment performance based on segment net revenues and segment contribution. Segment contribution represents segment net revenues less cost of sales (excludes amortization and impairment of acquired intangibles including product rights), R&D expenses and selling and marketing expenses. We do not report total assets, capital expenditures, corporate general and administrative expenses, amortization, gains or losses on asset sales or disposals and impairments by segment as such information is not accounted for at the segment level, nor is such information used by all segments.

YEAR ENDED DECEMBER 31, 2013 COMPARED TO 2012

Results of operations, including segment net revenues, segment operating expenses and segment contribution information for our Actavis Pharma, Actavis Specialty Brands and Anda Distribution segments consisted of the following (in millions):

	Years Ended December 31,
	2013				2012
		Actavis				Actavis
	Actavis	Specialty	Anda		Actavis	Specialty	Anda
	Pharma	Brands	Distribution	Total	Pharma	Brands	Distribution	Total
Product sales	$6,252.3	$1,042.6	$1,196.9	$8,491.8	$4,385.2	$411.6	$986.4	$5,783.2
Other revenue	103.6	82.2	—	185.8	60.9	70.8	—	131.7

Net revenues	6,355.9	1,124.8	1,196.9	8,677.6	4,446.1	482.4	986.4	5,914.9
Operating expenses:
Cost of sales(1)	3,294.0	372.2	1,024.5	4,690.7	2,430.9	116.8	846.6	3,394.3
Research and development	425.1	191.8	—	616.9	256.3	146.2	—	402.5
Selling and marketing	638.3	269.5	112.5	1,020.3	281.2	175.5	89.8	546.5

Contribution	$1,998.5	$291.3	$59.9	$2,349.7	$1,477.7	$43.9	$50.0	$1,571.6

Contribution margin	31.4%	25.9%	5.0%	27.1%	33.2%	9.1%	5.1%	26.6%
General and administrative				1,027.5				625.3
Amortization				842.7				481.1
Goodwill impairments				647.5				—
Loss on assets held for sale				42.7
Loss on asset sales, other impairments and commitment contingencies, net				212.5				149.5

Operating (loss) / income				$(423.2)				$315.7

Operating margin				(4.9)%				5.3%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

Actavis Pharma Segment

	Years Ended December 31,		Change
($ in millions)	2013	2012	Dollars	%
Product sales	$6,252.3	$4,385.2	$1,867.1	42.6%
Other revenue	103.6	60.9	42.7	70.1%

Net revenues	6,355.9	4,446.1	1,909.8	43.0%
Operating expenses:
Cost of sales(1)	3,294.0	2,430.9	863.1	35.5%
Research and development	425.1	256.3	168.8	65.9%
Selling and marketing	638.3	281.2	357.1	127.0%

Contribution	$1,998.5	$1,477.7	$520.8	35.2%

Contribution margin	31.4%	33.2%		-1.8%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

Net Revenues

Our Actavis Pharma segment develops, manufactures, markets, sells and distributes generic, branded generic and OTC products. Generic products are the therapeutic equivalent to their branded name counterparts and are generally sold at prices significantly less than the branded product. As such, generic products provide an effective and cost-efficient alternative to brand products. When patents or other regulatory exclusivity no longer protect a branded product, or if we are successful in developing a bioequivalent, non-infringing version of a branded product, opportunities exist to introduce off-patent or generic counterparts to the branded product. Additionally, we distribute Authorized Generics to the extent such arrangements are complementary to our core business. Our portfolio of generic products includes products we have internally developed, products we have licensed from third parties and products we distribute for third parties.

Net revenues in our Actavis Pharma segment include product sales and other revenue derived from generic, branded generic and OTC products. Our Actavis Pharma segment product line includes a variety of products and dosage forms. Indications for this line include, but are not limited to, pregnancy prevention, pain management, depression, hypertension, attention-deficit/hyperactivity disorder and smoking cessation. Dosage forms include oral solids, semi-solids, liquids, gels, transdermals, injectables, inhalation and oral transmucosals.

Other revenues consist primarily of royalties, milestone receipts, commission income and revenue from licensing arrangements.

The increase in net revenues is primarily due to the full year net sales resulting from the Actavis Group Acquisition of $2,799.5 million in the year ended December 31, 2013 versus $428.3 million in the year ended December 31, 2012. Also contributing to the increase are higher U.S. unit sales related to new products including lidocaine topical patch 5% ($392.9 million) and mixed amphetamine (Adderall XR® CII) ($145.2 million), offset in part by lower net sales of certain U.S. products including the authorized generic version of Lipitor® (atorvastatin) ($403.6 million, of which $24.3 million is due to price and $379.3 million is due to volume) and declines in other international revenues.

Cost of Sales

Cost of sales includes production and packaging costs for the products we manufacture, third party acquisition costs for products manufactured by others, profit-sharing or royalty payments for products sold pursuant to licensing agreements, inventory reserve charges and excess capacity utilization charges, where applicable. Cost of sales does not include amortization or impairment costs for acquired product rights or other acquired intangibles.

The increase in cost of sales was mainly due to the full year manufacturing expenses resulting from the Actavis Group Acquisition of $1,508.6 million in the year ended December 31, 2013 versus $284.2 million in the year ended December 31, 2012. Also contributing to the increase were new product launches including the September 2013 launch of a generic version of Lidoderm® (lidocaine topical patch 5%) ($120.5 million) and mixed ampethamine (Adderall XR® CII) ($36.1 million), offset, in part by a decrease in costs resulting from lower Lipitor® sales ($251.6 million). Cost of sales as a percentage of net revenues decreased to 51.8% as compared to 54.7% in the prior period.

Research and Development Expenses

R&D expenses consist predominantly of personnel-related costs, API costs, contract research, biostudy and facilities costs associated with product development.

The increase in R&D expenses was primarily due to the full year effect of higher costs associated with the Actavis Group Acquisition ($228.2 million), compared to only two months in 2012 ($41.8 million).

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel-related costs, distribution costs, professional services costs, insurance, depreciation and travel costs.

The increase in selling and marketing expenses within our Actavis Pharma segment was primarily due to the full year effect of higher selling and marketing expenses incurred resulting from the Actavis Group Acquisition ($427.7 million), compared to only two months in 2012 ($74.0 million).

Actavis Specialty Brands Segment

	Years Ended December 31,		Change
($ in millions)	2013	2012	Dollars	%
Product sales	$1,042.6	$411.6	$631.0	153.3%
Other revenue	82.2	70.8	11.4	16.1%

Net revenues	1,124.8	482.4	642.4	133.2%
Operating expenses:
Cost of sales(1)	372.2	116.8	255.4	218.7%
Research and development	191.8	146.2	45.6	31.2%
Selling and marketing	269.5	175.5	94.0	53.6%

Contribution	$291.3	$43.9	$247.4	563.6%

Contribution margin	25.9%	9.1%		16.8%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

Net Revenues

Our Actavis Specialty Brands segment for the full year ended December 31, 2013 included our key promoted products such as Rapaflo®, Androderm®, Generess® Fe, INFeD®, Crinone® and Trelstar® and a number of non-promoted products. In October 2013, as a result of the Warner Chilcott Acquisition, we began promoting a number of products, including, but not limited to, Actonel®, Asacol® HD, Atelvia®, Delzicol®, Doryx®, Estrace® Cream, Enablex®, Lo Loestrin® Fe and Minastrin® 24 Fe.

Other revenues in the Actavis Specialty Brands segment consist primarily of co-promotion revenue, royalties and the recognition of deferred revenue relating to our obligation to manufacture and supply brand products to third parties. Other revenues also include revenue recognized from R&D and licensing agreements.

The increase in net revenues is primarily due to the Warner Chilcott Acquisition, which contributed three months of sales in 2013 compared to no sales in the prior period ($545.4 million). In addition, the increase in net revenues was due to continued product sales growth from Generess® Fe and Rapaflo® and sales of Kadian® acquired as part of the Actavis Group Acquisition ($68.1 million).

Cost of Sales

Cost of sales includes production and packaging costs for the products we manufacture, third party acquisition costs for products manufactured by others, profit-sharing or royalty payments for products sold pursuant to licensing agreements, inventory reserve charges and excess capacity utilization charges, where applicable. Cost of sales does not include amortization or impairment costs for acquired product rights or other acquired intangibles.

The increase in cost of sales was due to higher product sales as a result of the Warner Chilcott Acquisition ($231.9 million), including the impact of selling through a portion of the fair value step-up of the October 1, 2013 Warner Chilcott inventory ($173.5 million). In addition, the increase was driven by increased product volume primarily from Generess® Fe, Rapaflo® and Kadian® and contingent consideration fair value adjustments associated with previous business combinations. Cost of sales as a percentage of net revenues increased to 33.1% from 24.2% in the prior year period due to product mix and the fair value accounting for acquired inventory in the Warner Chilcott Acquisition.

Research and Development Expenses

R&D expenses consist mainly of personnel-related costs, contract research costs, clinical and facilities costs associated with the development of our products.

The increase in R&D expenses was primarily due to higher costs associated with the Warner Chilcott Acquisition ($33.1 million).

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel-related costs, product promotion costs, distribution costs, professional services costs, insurance and depreciation.

The increase in selling and marketing expenses was primarily due to higher selling and marketing costs associated with the Warner Chilcott Acquisition ($81.2 million), including co-promotion costs to Sanofi ($44.6 million).

Anda Distribution Segment

	Years Ended December 31,		Change
($ in millions)	2013	2012	Dollars	%
Product sales	$1,196.9	$986.4	$210.5	21.3%
Other revenue	—	—	—	0.0%

Net revenues	1,196.9	986.4	210.5	21.3%
Operating expenses:
Cost of sales(1)	1,024.5	846.6	177.9	21.0%
Research and development	—	—	—	0.0%
Selling and marketing	112.5	89.8	22.7	25.3%

Contribution	$59.9	$50.0	$9.9	19.8%

Contribution margin	5.0%	5.1%		(0.1)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

Net Revenues

Our Anda Distribution segment distributes generic and brand pharmaceutical products manufactured by third parties, as well as by Actavis, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. Sales are principally generated through an in-house telemarketing staff and through internally developed ordering systems. The Anda Distribution segment operating results exclude sales by Anda of products developed, acquired, or licensed by Actavis Pharma and Actavis Specialty Brands segments.

The increase was primarily due to an increase in U.S. base product sales due to volume increases ($136.6 million) and an increase in third party launches ($73.9 million).

Cost of Sales

Cost of sales includes third party acquisition costs, profit-sharing or royalty payments for products sold pursuant to licensing agreements and inventory reserve charges, where applicable. Cost of sales does not include amortization or impairment costs for other acquired intangibles.

The increase in cost of sales within our Anda Distribution segment was due to higher product sales. Cost of sales as a percentage of revenue decreased to 85.6% compared to 85.8% in the prior year period primarily due to product and customer mix.

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel costs, facilities costs, insurance and freight costs which support the Anda Distribution segment sales and marketing functions.

The increase in selling and marketing expenses relate to higher freight costs and higher personnel costs.

General and Administrative Expenses

General and administrative expenses consist mainly of personnel-related costs, facilities costs, insurance, depreciation, litigation and settlement costs and professional services costs which are general in nature and not directly related to specific segment operations.

	Years Ended December 31,		Change
($ in millions)	2013	2012	Dollars	%
General and administrative expenses	$1,027.5	$625.3	$402.2	64.3%
as % of net revenues	11.8%	10.6%

The increase in general and administrative expenses was due in part to the increase resulting from the Actavis Group Acquisition of $206.5 million, higher domestic costs including increased personnel, legal fees and other costs, costs incurred by Warner Chilcott for restructuring charges of $124.7 million including stock-based compensation ($45.4 million), costs incurred in order to complete to the Warner Chilcott Acquisition ($45.6 million) and higher stock-based compensation and related employer payroll taxes resulting from the acceleration of directors’ and named executive officers unvested equity-based awards immediately prior to the Warner Chilcott Acquisition ($41.3 million).

Amortization

	Years Ended December 31,		Change
($ in millions)	2013	2012	Dollars	%
Amortization	$842.7	$481.1	$361.6	75.2%
as % of net revenues	9.7%	8.1%

Amortization for the year ended December 31, 2013 increased as compared to the prior year period primarily as a result of amortization of identifiable assets acquired in the Warner Chilcott ($244.1 million) and the increase due to the Actavis Group ($95.8 million) acquisitions.

Goodwill Impairments

	Years Ended December 31,		Change
($ in millions)	2013	2012	Dollars	%
Goodwill impairments	$647.5	$—	$647.5	100.0%

In the year ended December 31, 2013, we recorded an impairment charge related to the goodwill in the Actavis Pharma — Europe reporting unit ($647.5 million). For further details on the goodwill impairment charge, refer to “NOTE 12 — Goodwill, Product Rights and Other Intangible Assets” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

Loss on Assets Held for Sale and Loss on Asset Sales, Other Impairments and Contingent Considerations, net

	Years Ended December 31,		Change
($ in millions)	2013	2012	Dollars	%
Loss on assets held for sale	$42.7	$—	$42.7	100.0%
Loss on asset sales, other impairments and contingent considerations, net	$212.5	$149.5	$63.0	42.1%

Loss on assets held for sale relates to the Company’s announced intention in 2013 to sell Actavis Pharma’s infrastructure in France, Italy, Spain, Portugal, Belgium, Germany and the Netherlands, including products, marketing authorizations and dossier license rights and the Company’s announced Foshan Sale.

Loss on asset sales, other impairments and contingent considerations, net for the year ended December 31, 2013 included a charge associated with the issuance of an additional 1.65 million shares of Ordinary Shares in connection with the Actavis Group Acquisition ($150.3 million), an impairment charge related to a facility in Greece ($19.4 million), an impairment of fixed assts in Serbia ($24.2 million), an impairment of a product right intangible asset in connection with the Specifar Acquisition ($13.9 million), the impairment of the Gabapentin asset acquired as part of the Actavis Group Acquisition ($10.8 million), a loss on the termination of the agreement with Moksha8 ($4.0 million), an impairment of IPR&D intangibles in connection with the Arrow Group Acquisition ($4.4 million) and the impairment of the Curosurf assets ($2.5 million), offset, in part, by gains related to the sale of our Russian subsidiary ($11.7 million), a manufacturing facility in India ($4.5 million), and other miscellaneous gains. The impairment charges recognized were due to various factors impacting future value to be realized by such assets.

Loss on asset sales and impairments for the year ended December 31, 2012 includes a non-cash impairment charge related to product rights and IPR&D intangible assets acquired in connection with the Specifar Acquisition ($117.8 million, of which $101.0 million related to IPR&D and $16.8 million related to product rights), an impairment charge related to a manufacturing facility located in Greece ($40.3 million), an impairment related to the sale of a German subsidiary ($17.6 million) and an impairment related to API manufacturing assets in India ($1.6 million). Partially offsetting these charges was a fair value adjustment of the contingent obligation due to the Specifar selling shareholders based on esomeprazole gross profits ($27.5 million) and net gains on miscellaneous asset sales ($0.3 million). The impairment relating to the intangible assets acquired in connection with the Specifar acquisition was recorded during the fourth quarter of 2012 and related to esomeprazole product rights following the Company’s decision to discontinue selling the product as a result of products acquired in connection with the Actavis Group Acquisition ($16.8 million). In addition, we recorded during the second quarter of 2012 a charge related to three products in development as a result of various factors occurring during the same period mainly related to delays in expected launch dates, competitive factors resulting in realization of lower pricing and incremental costs related to manufacturing efforts. These events led to revised estimates of the fair value of each IPR&D asset compared to the carrying values ($101.0 million). The impairment for the Greece facility was due to a change in the intended use of the facility as a result of the Company’s decision during the third quarter of 2012 to discontinue further construction as a result of the planned acquisition of the Actavis Group.

Interest Income

	Years Ended December 31,		Change
($ in millions)	2013	2012	Dollars	%
Interest income	$4.8	$2.5	$2.3	92.0%

Interest income represents interest earned on cash and cash equivalents held during the respective periods.

Interest Expense

	Year Ended December 31,		Change
($ in millions)	2013	2012	Dollars	%
Interest expense — 2009 Senior Notes	$45.7	$49.3	$(3.6)	(7.3)%
Interest expence — 2012 Senior Notes	128.3	32.8	95.5	291.2%
Interest expense — WC Notes	18.8	—	18.8	100.0%
Interest expense — Term Loans	38.4	5.9	32.5	550.8%
Interest expense — Revolving Credit Facility	2.7	4.5	(1.8)	(40.0)%
Interest expense — Manditorily Redeemable
Preferred Stock accretion	—	16.8	(16.8)	(100.0)%
Interest expense — Foreign exchange currency option premium payable accretion	—	0.5	(0.5)	(100.0)%
Interest expense — Other	5.9	1.8	4.1	227.8%

Interest expense	$239.8	$111.6	$128.2	114.9%

Interest expense increased for the year ended December 31, 2013 over the prior year primarily due to the full year effect of interest expense on the 2012 Senior Notes and the Term Loan Credit Agreement issued in connection with the Actavis Group Acquisition, as well as the interest expense on the approximately $3.3 billion of term loan indebtedness assumed, and subsequently refinanced, and the WC Notes relating to the Warner Chilcott Acquisition.

Other Income (expense)

	Years Ended December 31,		Change
($ in millions)	2013	2012	Dollars	%
Gain on sale of products	$4.3	$88.7	$(84.4)	(95.2)%
Gain on sale of investments	—	28.8	(28.8)	(100.0)%
Gain on sale of divested products	—	24.0	(24.0)	(100.0)%
Gain on sale of business	2.3	—	2.3	100.0%
Loss on extinguishment of debt	(18.5)	—	(18.5)	(100.0)%
Loss on foreign exchange derivative	—	(70.4)	70.4	(100.0)%
Bridge loan expenses	—	(37.1)	37.1	(100.0)%
Earnings (losses) on equity method investments	6.0	1.3	4.7	361.5%
Other income	25.7	3.2	22.5	703.1%

Other income (expense)	$19.8	$38.5	$(18.7)	(48.6)%

Gain on Sale of Products

As a result of the sale of select rights to Taro Pharmaceuticals North America, Inc., we recorded a gain of $4.3 million in other income (expense), in the year ended December 31, 2013. As a result of the Rugby Sale, we recorded a gain of $88.7 million in other income (expense), in the year ended December 31, 2012.

Gain on Sale of Investments

As a result of the Moksha8 Sale, we recorded a gain of $28.8 million in other income (expense) in the year ended December 31, 2012.

Gain on Sale of Divested Products

In order to obtain regulatory clearance under Hart-Scott-Rodino, in connection with the Warner Chilcott Acquisition, we were required to divest certain assets. On October 1, 2013, four generic pharmaceutical products were sold to Amneal Pharmaceuticals for consideration of $10.0 million, subject to certain refunds of purchase price provisions, which resulted in a deminimis impact on net income. The divested products consisted of both commercial and development stage products in both oral contraceptive and osteoporosis treatment. Net sales of divested products were $2.5 million, $4.6 million and $0.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

In order to obtain regulatory clearance under Hart-Scott-Rodino, in connection with the Actavis Group Acquisition, we were required to divest certain assets. On October 31, 2012, a total of 22 generic pharmaceutical products owned by either Actavis Group or Watson were sold to Par Pharmaceuticals Companies, Inc. and Sandoz, Inc., which resulted in a gain of $24.0 million in the year ended December 31, 2012. The divested products consisted of both commercial and development stage products in a number of therapeutic categories where the two companies owned overlapping products.

Gain on Sale of Business

As a result of the Changzou Sale, we recorded a gain of $2.3 million in other income (expense), in the year ended December 31, 2013.

Loss on Extinguishment of Debt

As a result of the extinguishment of our $450.0 million notes, we recorded a loss of $17.1 million in other income (expense), in the year ended December 31, 2013. In addition, the Company incurred a $1.5 million non-cash write-off of deferred loan costs in connection with the optional prepayment of term loan indebtedness.

Loss on Foreign Exchange Derivative

Included in the year ended December 31, 2012 is approximately $70.4 million of realized losses for the derivative instruments entered into to mitigate the exposure resulting from movements of the U.S. dollar against the Euro in connection with the Actavis Group Acquisition.

Bridge Loan Expenses

Included in the year ended December 31, 2012 is approximately $37.1 million for the expenses of the bridge loan entered into to fund the Actavis Group Acquisition.

Other Income

Other income for the year ended December 31, 2013 includes a gain from the release of funds held in an escrow account established in connection with the Arrow Acquisition ($15.0 million), a gain on foreign currency derivative transactions ($14.1 million) and a gain on the sale of securities ($1.1 million), offset in part by the release of an indemnification receivable established in connection with an acquisition ($8.8 million).

Included in other income for the year ended December 31, 2012 is a $3.0 million contract termination settlement received by an equity method investee and a $0.8 million gain related to the revaluation of securities issued by an equity method investee.

Provision for Income Taxes

	Years Ended December 31,		Change
($ in millions)	2013	2012	Dollars	%
Provision for income taxes	$112.7	$146.8	$(34.1)	(23.2)
Effective tax rate	(17.7)%	59.9%

The effective tax rate for the year ended December 31, 2013 was impacted by certain non-deductible pre-tax expenses including a goodwill impairment charge of $647.5 million, a charge for consideration due to the former Actavis Group stakeholders of $150.3 million and non-deductible executive compensation. In addition, the pre-tax expense for the amortization of Warner Chilcott’s inventory and intangible step-up resulted in a rate detriment of $152.8 million. These items were partially offset by non-taxable pre-tax income of $15.0 million related to the Arrow Acquisition and $50.2 million primarily related to the carryback of current year capital losses against prior year capital gains. The effective tax rate for the year ended December 31, 2012 was impacted by the non-deductibility of a loss from foreign exchange derivatives partially offset by the reversal of deferred tax liabilities relating to the Ascent Acquisition. The effective tax rate was also impacted by losses in certain non-US jurisdictions for which no tax benefit is provided and the amortization of intangible assets being tax benefited at a lower rate than the U.S. federal tax rate.

YEAR ENDED DECEMBER 31, 2012 COMPARED TO 2011

Results of operations, including segment net revenues, segment operating expenses and segment contribution information for our Actavis Pharma, Actavis Specialty Brands and Anda Distribution segments, consisted of the following (in millions):

	Years Ended December 31,
	2012				2011
		Actavis				Actavis
	Actavis	Specialty	Anda		Actavis	Specialty	Anda
	Pharma	Brands	Distribution	Total	Pharma	Brands	Distribution	Total
Product sales	$4,385.2	$411.6	$986.4	$5,783.2	$3,320.2	$364.9	$776.2	$4,461.3
Other revenue	60.9	70.8	—	131.7	47.0	76.1	—	123.1

Net revenues	4,446.1	482.4	986.4	5,914.9	3,367.2	441.0	776.2	4,584.4
Operating expenses:
Cost of sales(1)	2,430.9	116.8	846.6	3,394.3	1,818.8	95.0	652.7	2,566.5
Research and development	256.3	146.2	—	402.5	241.8	64.8	—	306.6
Selling and marketing	281.2	175.5	89.8	546.5	156.0	168.6	77.2	401.8

Contribution	$1,477.7	$43.9	$50.0	$1,571.6	$1,150.6	$112.6	$46.3	$1,309.5

Contribution margin	33.2%	9.1%	5.1%	26.6%	34.2%	25.5%	6.0%	28.6%
General and administrative				625.3				353.1
Amortization				481.1				354.3
Loss on asset sales and impairments, net				149.5				78.7

Operating income				$315.7				$523.4

Operating margin				5.3%				11.4%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

Actavis Pharma Segment

	Years Ended December 31,		Change
($ in millions)	2012	2011	Dollars	%
Product sales	$4,385.2	$3,320.2	$1,065.0	32.1%
Other revenue	60.9	47.0	13.9	29.6%

Net revenues	4,446.1	3,367.2	1,078.9	32.0%
Operating expenses:
Cost of sales(1)	2,430.9	1,818.8	612.1	33.7%
Research and development	256.3	241.8	14.5	6.0%
Selling and marketing	281.2	156.0	125.2	80.3%

Contribution	$1,477.7	$1,150.6	$327.1	28.4%

Contribution margin	33.2%	34.2%		(1.0)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

Net Revenues

We completed three acquisitions within the relevant periods that contributed to the year-over-year net revenue increase. During 2012, Actavis Group contributed two months of sales compared to no sales in the prior period ($428.3 million), Specifar contributed twelve months of sales in 2012 compared to seven months in 2011 and Ascent contributed twelve months of sales in 2012 compared to no sales in 2011 ($637.9 million on a combined basis for all three acquisitions). In addition to the acquisitions, the increase in net revenues were due to increased unit sales of authorized generic versions of Concerta® (methylphenidate ER) and Lipitor® (atorvastatin) ($280.2 million), which we launched in May 2011 and November 2011, respectively and increased U.S. unit sales related to new products including enoxaparin, progesterone capsules, levalbuterol, vancomycin hydrochloride, metformin hydrochloride extended-release, morphine sulfate extended-release and trospium choride ($247.2 million). These increases were partially offset by price and unit sales declines due to competition including metoprolol, potassium XR and fentanyl transdermal system ($116.2 million).

Cost of Sales

The increase in cost of sales was primarily due to product costs on atorvastatin, enoxaparin, metformin hydrochloride extended-release, progesterone capsules ($182.5 million) and increased unit sales as a result of the Actavis Group, Ascent and Specifar acquisitions in October 2012, January 2012 and May 2011, respectively ($406.6 million). Cost of sales as a percentage of net revenues increased to 54.7% from 54.0% in the prior year period.

Research and Development Expenses

The increase in R&D expenses was primarily due to higher costs associated with the Actavis Group Acquisition ($41.8 million), offset, in part, by decreases in domestic spend.

Selling and Marketing Expenses

The increase in selling and marketing expenses within our Actavis Pharma segment was primarily due to higher selling and marketing expenses incurred resulting from the Actavis Group, Ascent and Specifar acquisitions ($112.6 million).

Actavis Specialty Brands Segment

	Years Ended December 31,		Change
($ in millions)	2012	2011	Dollars	%
Product sales	$411.6	$364.9	$46.7	12.8%
Other revenue	70.8	76.1	(5.3)	(7.0)%

Net revenues	482.4	441.0	41.4	9.4%
Operating expenses:
Cost of sales(1)	116.8	95.0	21.8	22.9%
Research and development	146.2	64.8	81.4	125.6%
Selling and marketing	175.5	168.6	6.9	4.1%

Contribution	$43.9	$112.6	$(68.7)	(61.0)%

Contribution margin	9.1%	25.5%		(16.4)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

Net Revenues

The increase in net revenues was due to higher product sales ($46.7 million) mainly resulting from new products including Generess® Fe, sodium ferric gluconate and Kadian®, which was acquired as part of the Actavis Group Acquisition and key promoted products including Rapaflo®, Crinone® and INFeD®. This increase was partially offset by lower sales of certain non-promoted products.

Cost of Sales

The increase in cost of sales was due to higher product sales. Cost of sales as a percentage of net revenues increased to 24.2% from 21.5% in the prior year period due to product mix.

Research and Development Expenses

The increase in R&D expenses was primarily due to an increase in biosimilar product development costs including rFSH and products being developed under our collaboration agreement with Amgen ($59.6 million), higher contractual in-licensing costs ($13.5 million) and prior year fair value adjustment of certain contingent obligations relating to the acquisition of our progesterone business from Columbia Labs ($7.7 million), which lowered R&D expense in the prior year.

Selling and Marketing Expenses

The increase in selling and marketing expenses compared to the prior year period was due to higher U.S. field force and support costs ($7.3 million), primarily related to increased headcount and higher commercial spending in Canada ($11.2 million), offset, in part, by lower U.S. product promotional spending ($11.9 million).

Anda Distribution Segment

	Years Ended December 31,		Change
($ in millions)	2012	2011	Dollars	%
Product sales	$986.4	$776.2	$210.2	27.1%
Other revenue	—	—	—	0.0%

Net revenues	986.4	776.2	210.2	27.1%
Operating expenses:
Cost of sales(1)	846.6	652.7	193.9	29.7%
Research and development	—	—	—	0.0%
Selling and marketing	89.8	77.2	12.6	16.3%

Contribution	$50.0	$46.3	$3.7	8.0%

Contribution margin	5.1%	6.0%		(0.9)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

Net Revenues

The increase in net revenues compared to the prior year period was primarily due to an increase in third-party new product launches ($180.4 million) and an increase in U.S. base product sales, which includes volume increases in both generic and branded pharmaceutical product sales, offset, in part, by price declines ($29.7 million).

Cost of Sales

The increase in cost of sales compared to the prior year period was due to higher product sales. Cost of sales as a percentage of revenue increased to 85.8% compared to 84.1% in the prior year period primarily due to an increase of sales to chain customers at lower than average margins.

Selling and Marketing Expenses

The increase in selling and marketing expenses compared to the prior year period was primarily due to higher freight costs ($6.6 million), higher expenses associated with relocating our Groveport, Ohio distribution operations to the Olive Branch, Mississippi facility ($3.1 million) and higher sales related expenses ($2.4 million).

General and Administrative Expenses

	Years Ended December 31,		Change
($ in millions)	2012	2011	Dollars	%
General and administrative expenses	$625.3	$353.1	$272.2	77.1%
as % of net revenues	10.6%	7.7%

The increase in general and administrative expenses was primarily due to higher acquisition, integration and restructuring costs ($103.1 million), higher costs ($61.1 million) resulting from the Actavis Group, Ascent and Specifar acquisitions in October 2012, January 2012 and May 2011, respectively, higher litigation charges ($82.7 million), higher legal costs ($16.3 million) and higher stock-based compensation expenses ($7.7 million).

Amortization

	Years Ended December 31,		Change
($ in millions)	2012	2011	Dollars	%
Amortization	$481.1	$354.3	$126.8	35.8%
as % of net revenues	8.1%	7.7%

Amortization expense for the year ended December 31, 2012 increased as a result of the amortization of atorvastatin and levalbuterol product rights associated with the launch of these products in late 2011 and 2012 ($40.8 million) and amortization of product rights and other intangible assets acquired in the Actavis Group, Specifar and Ascent acquisitions ($85.1 million), offset, in part, by product rights and other intangible assets which were fully amortized subsequent to the prior year period.

Loss on Asset Sales and Impairments, net

	Years Ended December 31,		Change
($ in millions)	2012	2011	Dollars	%
Loss on asset sales and impairments, net	$149.5	$78.7	$70.8	90.0%

Loss on asset sales and impairments for the year ended December 31, 2012 includes a non-cash impairment charge related to product rights and IPR&D intangible assets acquired in connection with the Specifar Acquisition ($117.8 million, of which $101.0 million related to IPR&D and $16.8 million related to product rights), an impairment charge related to a manufacturing facility located in Greece ($40.3 million), an impairment related to the sale of a German subsidiary ($17.6 million) and an impairment related to API manufacturing assets in India ($1.6 million). Partially offsetting these charges was a fair value adjustment of the contingent obligation due to the Specifar selling shareholders based on esomeprazole gross profits ($27.5 million) and net gains on miscellaneous asset sales ($0.3 million). The impairment relating to the intangible assets acquired in connection with the Specifar acquisition was recorded during the fourth quarter of 2012 and related to esomeprazole product rights following the Company decision to discontinue selling the product as a result of products acquired in connection with the Actavis Group Acquisition ($16.8 million). In addition, we recorded during the second quarter of 2012 a charge related to three products in development as a result of various factors occurring during the same period mainly related to delays in expected launch dates, competitive factors resulting in realization of lower pricing and incremental costs related to manufacturing efforts. These events led to revised estimates of the fair value of each IPR&D asset compared to the carrying values ($101.0 million). The impairment for the Greece facility was due to a change in the intended use of the facility as a result of the Company’s decision during the third quarter of 2012 to discontinue further construction as a result of the planned acquisition of the Actavis Group.

Loss on assets sales and impairments for the year ended December 31, 2011 included an impairment charge of IPR&D intangibles assets relating to progesterone gel business acquired from Columbia ($75.8 million), impairment charges of IPR&D intangible assets acquired as part of the December 2, 2009 acquisition of the Arrow Group ($27.0 million), impairment charges related to the sale of our Australia R&D facility and two buildings at our Copiague, New York manufacturing facility ($14.4 million), an other-than-temporary impairment charges related to equity-method investments ($9.4 million) and a loss on the sale of an equity method investment ($2.4 million). These amounts were offset by fair value adjustments of certain contingent obligations relating to the acquisition of our progesterone gel business from Columbia Labs ($49.0 million) and net gains on the sale of certain assets ($1.3 million).

Interest Income

	Years Ended December 31,		Change
($ in millions)	2012	2011	Dollars	%
Interest income	$2.5	$2.1	$0.4	19.0%

Interest Expense

	Year Ended December 31,		Change
($ in millions)	2012	2011	Dollars	%
Interest expense — 2009 Senior Notes	$49.3	$49.2	$0.1	0.2%
Interest expence — 2012 Senior Notes	32.8	—	32.8	100.0%
Interest expense — Term Loans	5.9	—	5.9	100.0%
Interest expense — Revolving Credit Facility	4.5	0.8	3.7	462.5%
Interest expense — 2006 Credit Facility	—	1.1	(1.1)	(100.0)%
Interest expense — Manditorily Redeemable
Preferred Stock accretion	16.8	16.7	0.1	0.6%
Interest expense — Foreign exchange currency option premium payable accretion	0.5	—	0.5	100.0%
Interest expense — Other	1.8	1.2	0.6	50.0%

Interest expense	$111.6	$69.0	$42.6	61.7%

Interest expense increased for the year ended December 31, 2012 over the prior year primarily due to interest expense on the 2012 Senior Notes and the Term Loan Credit Agreement issued in connection with the Actavis Group Acquisition.

Other Income (expense)

	Years Ended December 31,		Change
($ in millions)	2012	2011	Dollars	%
Gain on sale of products	$88.7	$—	$88.7	100.0%
Gain on sale of investments	28.8	0.8	28.0	NM
Gain on sale of divested products	24.0	—	24.0	100.0%
Loss on foreign exchange derivative	(70.4)	—	(70.4)	(100.0)%
Bridge loan expenses	(37.1)	—	(37.1)	(100.0)%
Earnings (losses) on equity method investments	1.3	(4.5)	5.8	NM
Other income	3.2	3.2	—	0%

Other income (expense)	$38.5	$(0.5)	$39.0	NM

Gain on Sale of Products

As a result of the Rugby Sale, we recorded a gain of $88.7 million in other income (expense), in the year ended December 31, 2012.

Gain on Sale of Investments

As a result of the Moksha8 Sale, we recorded a gain of $28.8 million in other income (expense) in the year ended December 31, 2012.

Gain on Sale of Divested Products

In order to obtain regulatory clearance under Hart-Scott-Rodino, in connection with the Actavis Group Acquisition, we were required to divest certain assets. On October 31, 2012, a total of 22 generic pharmaceutical products owned by either Actavis Group or Watson were sold to Par Pharmaceuticals Companies, Inc. and Sandoz, Inc., which resulted in a gain of $24.0 million in the year ended December 31, 2012. The divested products consisted of both commercial and development stage products in a number of therapeutic categories where the two companies owned overlapping products.

Loss on Foreign Exchange Derivative

Included in the year ended December 31, 2012 is approximately $70.4 million of realized losses for the derivative instruments entered into to mitigate the exposure resulting from movements of the U.S. dollar against the Euro in connection with the Actavis Group Acquisition.

Bridge Loan Expenses

Included in the year ended December 31, 2012 is approximately $37.1 million for the expenses of the bridge loan entered into to fund the Actavis Group Acquisition.

Other Income (loss)

Included in other income (loss) for the year ended December 31, 2012 is a $3.0 million contract termination settlement received by an equity method investee and a $0.8 million gain related to the revaluation of securities issued by an equity method investee.

Provision for Income Taxes

	Years Ended December 31,		Change
($ in millions)	2012	2011	Dollars	%
Provision for income taxes	$146.8	$196.9	$(50.1)	(25.4)%
Effective tax rate	59.9%	43.2%

The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate primarily due to the inability to tax benefit losses incurred in certain foreign jurisdictions and the amortization and impairment of foreign intangibles being tax benefited at rates that are lower than the U.S. federal income tax rate.

The higher effective tax rate for the year ended December 31, 2012, as compared to the prior year period, is primarily a result of additional amortization relating to certain of our foreign intangibles which are tax benefited at rates lower than the U.S. federal rate. In addition, the effective tax rate for the year ended December 31, 2012 included certain non-recurring items such as an impairment charge being tax benefited at a lower tax rate than the U.S. federal rate and a non deductible loss from a foreign exchange derivative for which no tax benefit was provided. These increases to the effective tax rate were partially offset by the reversal of a deferred tax liability related to the Ascent Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Position

Working capital at December 31, 2013 and 2012 is summarized as follows:

($ in millions):	2013	2012	Increase (Decrease)

Current Assets:
Cash and cash equivalents	$329.0	$319.0	$10.0
Marketable securities	2.5	9.0	(6.5)
Accounts receivable, net of allowances	1,404.9	1,330.9	74.0
Inventories, net	1,786.3	1,546.5	239.8
Prepaid expenses and other current assets	409.2	323.6	85.6
Assets held for sale	271.0	—	271.0
Deferred tax assets	231.8	309.3	(77.5)

Total current assets	4,434.7	3,838.3	596.4

Current liabilities:
Accounts payable and accrued expenses	$2,343.2	2,467.9	(124.7)
Income taxes payable	96.6	68.1	28.5
Current portion of long-term debt and capital leases	534.6	176.2	358.4
Liabilities held for sale	246.6	—	246.6
Other	73.9	37.1	36.8

Total current liabilities	3,294.9	2,749.3	545.6

Working Capital	$1,139.8	$1,089.0	$50.8

Working Capital excluding assets held for sale, net	$1,115.4	$1,089.0	$26.4

Adjusted Current Ratio	1.37	1.40

Working capital excluding assets held for sale, net, increased $26.4 million to $1,115.4 million at December 31, 2013 compared to $1,089.0 million at December 31, 2012. This increase is due in part to the working capital acquired in the Warner Chilcott Acquisition as of October 1, 2013 ($297.8 million) and timing of other working capital movements, offset, in part, by an increase in the current portion of long-term debt ($358.4 million).

Cash Flows from Operations

Summarized cash flow from operations is as follows:

	Years Ended December 31,
($ in millions)	2013	2012	2011
Net cash provided by operating activities	$1,213.5	$665.8	$632.0

Cash flows from operations represent net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities increased $547.7 million in the year ended December 31, 2013 versus the prior year period, due primarily to an increase in net income, adjusted for non-cash activity of $631.0 million ($1,377.1 million and $746.1 million of adjusted cash net income in the years ended December 31, 2013 and 2012, respectively), offset, in part, by certain working capital movements including the payment of liabilities assumed in the Warner Chilcott Acquisition relating to tax liabilities associated with the employee stock based compensation awards that vested on October 1, 2014 ($34.3 million).

Management expects that available cash balances and 2014 cash flows from operating activities will provide sufficient resources to fund our operating liquidity needs and expected 2014 capital expenditure funding requirements.

Investing Cash Flows

Our cash flows from investing activities are summarized as follows:

	Years Ended December 31,
($ in millions)	2013	2012	2011
Net cash used in investing activities	$275.3	$5,749.0	$719.0

Investing cash flows consist primarily of cash used in acquisitions of businesses and intangibles (primarily product rights), capital expenditures for property, plant and equipment and purchases of investments and marketable securities partially offset by proceeds from the sale of investments and marketable securities. Included in the year ended December 31, 2013 was cash used in connection with the Uteron Acquisition, net of cash acquired ($141.3 million), cash used in connection with the October 28, 2013, WCCL and Sanofi Amendment, whereby the parties amended the Collaboration Agreement with respect to Actonel ® and Atelvia® in the Exclusive Territory ($125.0 million), cash used in connection with Medicines360 Acquisition ($52.3 million) and capital expenditures for property, plant and equipment ($177.9 million), offset, in part, by cash acquired in connection with the Warner Chilcott Acquisition ($179.5 million) and proceeds from the sale of property, plant and equipment and marketable securities and other investments ($40.3 million).

Included in the year ended December 31, 2012 was cash used in connection with the Actavis Group Acquisition, net of cash acquired ($5,359.3 million), the Ascent Acquisition, net of cash acquired ($383.5 million), capital expenditures for property, plant and equipment ($137.5 million) and investment in foreign exchange derivative instruments ($156.7 million). Partially offsetting these uses of cash were proceeds from the sale of the Rugby assets ($116.6 million), products divested in connection with the Actavis Group Acquisition ($115.9 million) and the sale of our Moksha8 equity investment ($46.6 million).

Financing Cash Flows

Our cash flows from financing activities are summarized as follows:

	Years Ended December 31,
($ in millions)	2013	2012	2011
Net cash (used in) provided by financing activities	$867.3	$5,189.6	$16.4

Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of Ordinary Shares and proceeds from the exercise of stock options. Cash provided by financing activities in the year ended December 31, 2013 included payments on debt, net of borrowings, in connection with the extinguishment of the Company’s $450.0 million 5.00% notes ($450.0 million), the refinancing of the Warner Chilcott term debt and other borrowings and repayments, including capital leases ($342.2 million), the acquisition of non-controlling interests ($10.4 million), the payment of debt issuance costs in connection with the refinancing of the Company’s term loan indebtedness ($7.4 million) and the repurchase of Ordinary Shares to satisfy tax withholding obligations in connection with vested restricted stock issued to employees ($170.0 million), offset, in part, by excess tax benefit from stock based compensation ($69.0 million) and proceeds from stock option exercises ($48.0 million). Cash provided by financing activities in 2012 included proceeds from the issuance of 2012 Senior Notes and the Term Loan Credit Agreement to fund the purchase of the Actavis Group ($3.9 billion and $1.8 billion, respectively), proceeds from borrowing under the Revolving Credit Facility ($375.0 million) and proceeds from stock option exercises ($18.8 million), offset, in part, by principal payments on debt ($679.7 million), payments on contingent consideration liabilities primarily related to atorvastatin ($105.3 million), debt issuance costs ($77.8 million) and the repurchase of Ordinary Shares to satisfy tax withholding obligations in connection with vested restricted stock issued to employees ($16.1 million).

Debt and Borrowing Capacity

Debt consisted of the following (in millions):

	December 31, 2013	December 31, 2012
WC Term Loan Agreement	$1,832.8	$—
Amended and Restated ACT Term Loan	1,310.0	1,700.0
Revolving Credit Facility	265.0	—
Senior Notes:
$450.0 million 5.00% notes	—	450.0
$1,200.0 million 1.875% notes due October 1, 2017	1,200.0	1,200.0
$1,250.0 million 7.75% notes due September 15, 2018	1,250.0	—
$400.0 million 6.125% notes due August 14, 2019	400.0	400.0
$1,700.0 million 3.250% notes due October 1, 2022	1,700.0	1,700.0
$1,000.0 million 4.625% notes due October 1, 2042	1,000.0	1,000.0
Plus: Unamortized premium	103.9	—
Less: Unamortized discount	(31.9)	(35.1)

Senior Notes, net	5,622.0	4,714.9
Capital leases	22.2	18.4

Total debt	9,052.0	6,433.3
Less: Current portion	534.6	176.2

Total long-term debt and capital leases	$8,517.4	$6,257.1

Credit Facility Indebtedness

2013 Term Loan

WC Term Loan Agreement

On October 1, 2013 in connection with the Warner Chilcott Acquisition, Actavis plc, BofA, as Administrative Agent and a syndicate of banks participating as lenders became parties to the WC Term Loan Agreement, pursuant to which the lenders party to the agreement provide the Three Year Tranche and the Five Year Tranche. The proceeds of borrowings under the WC Term Loan Agreement, together with $41.0 million of cash on hand, were used to finance, the repayment in full of all amounts outstanding under Warner Chilcott’s then-existing Credit Agreement, dated as of March 17, 2011, as amended by Amendment No. 1 on August 20, 2012, among the WC Borrowers, BofA, as administrative agent and a syndicate of banks participating as lenders.

Borrowings under the WC Term Loan Agreement bear interest at the applicable WC Borrower’s choice of a per annum rate equal to either (i) a base rate plus an applicable margin per annum varying from (x) 0.00% per annum to 0.75% per annum under the Three Year Tranche and (y) 0.125% per annum to 0.875% per annum under the Five Year Tranche, depending on the publicly announced debt ratings for non-credit-enhanced, senior unsecured long-term indebtedness of Parent (such applicable debt rating the “Debt Rating”) or (b) a Eurodollar rate, plus an applicable margin varying from (x) 1.00% per annum to 1.75% per annum under the Three Year Tranche and (y) 1.125% per annum to 1.875% per annum under the Five Year Tranche, depending on the Debt Rating.

The outstanding principal amount of loans under the Three Year Tranche is not subject to quarterly amortization and shall be payable in full on the three year anniversary of October 1, 2013 (the “Closing Date”), which is October 1, 2016. The outstanding principal amount of loans under the Five Year Tranche is payable in equal quarterly amounts of 2.50% per quarter prior to the fifth anniversary of the Closing Date, with the remaining balance payable on the fifth year anniversary of the Closing Date, which is October 1, 2018.

The WC Term Loan Agreement provides that all obligations thereunder are jointly and severally guaranteed by (i) us, (ii) each subsidiary of the Company (other than any WC Borrower) that is a primary obligor or a guarantor under the 7.75% senior notes due 2018 issued by the Puerto Rico Borrower and Warner Chilcott Finance LLC and (iii) any subsidiary (other than any WC Borrower) that becomes a guarantor of third party indebtedness of a WC Borrower in an aggregate principal amount exceeding $200.0 million (unless, in the case of a foreign subsidiary, such guarantee would give rise to adverse tax consequences as reasonably determined by Parent).

The New Term Loan Agreement contains representations and warranties, financial reporting covenants and other affirmative covenants, negative covenants, a financial covenant and events of default that are substantially similar to those in the Amended and Restated Credit Facilities.

During the year ended December 31, 2013, we made optional prepayments totaling $75.0 million of our indebtedness under the Three Year Tranche and $67.3 million of our indebtedness under the Five Year Tranche. As of December 31, 2013, the outstanding indebtedness under the Three Year Tranche and the Five Year Tranche was $925.0 million and $907.8 million, respectively. The book value of the outstanding indebtedness approximates fair value as the debt is at variable interest rates and re-prices frequently.

Amended and Restated Actavis, Inc. Credit and Guaranty Agreements

Amended and Restated ACT Term Loan

On the Closing Date and pursuant to that certain Term Loan Amendment Agreement (the “Term Amendment Agreement”), by and among Actavis, Inc., a wholly owned subsidiary of the Company, BofA, as administrative agent thereunder, and the lenders party thereto, dated as of August 1, 2013, the Company, as parent guarantor, Actavis WC Holding S.à r.l. (the “ACT Borrower”), as borrower, Actavis, Inc., as a subsidiary guarantor, and BofA, as administrative agent, entered into that certain Amended and Restated Actavis Term Loan Credit and Guaranty Agreement (the “ACT Term Loan Agreement”), dated as of October 1, 2013. The ACT Term Loan Agreement amended and restated Actavis, Inc.’s $1,800.0 million senior unsecured term loan credit facility, dated as of June 22, 2012. At closing, an aggregate principal amount of $1,572.5 million was outstanding under the ACT Term Loan Agreement.

The Amended and Restated Term Loan provides that loans thereunder will bear interest, at our choice, of a per annum rate equal to either (a) a base rate, plus an applicable margin per annum varying from 0.00% per annum to 1.00% per annum depending on the Debt Rating or (b) a Eurodollar rate, plus an applicable margin varying from 1.00% per annum to 2.00% per annum depending on the Debt Rating.

The Amended and Restated Term Loan matures on October 31, 2017 (or if such day is not a business day, the next preceding business day). The outstanding principal amount is payable in equal quarterly installments of 2.50% per quarter, with the remaining balance payable on the maturity date.

The ACT Term Loan Agreement contains covenants that are substantially similar to those in the Company’s Amended and Restated Revolver (defined below). The ACT Term Loan Agreement contains standard events of default (the occurrence of which may trigger an acceleration of amounts outstanding under the ACT Term Loan Agreement). The ACT Term Loan Agreement became effective in accordance with its terms on October 1, 2013.

We are subject to, and, at December 31, 2013, were in compliance with, all financial and operational covenants under the terms of the ACT Term Loan Agreement. During the year ended December 31, 2013, we made optional prepayments of $220.0 million of indebtedness under the ACT Term Loan Agreement. The outstanding balance of the Term Loan at December 31, 2013 was $1,310.0 million. The book value of the outstanding indebtedness approximates fair value as the debt is at variable interest rates and re-prices frequently.

Revolving Credit Facility

On the Closing Date and pursuant to that certain Revolver Loan Amendment Agreement (the “Revolver Amendment Agreement” and, together with the Term Amendment Agreement, the “Amendment Agreements”), by and among Actavis, Inc., as subsidiary guarantor, BofA, as administrative agent thereunder, and the lenders party thereto, dated as of August 1, 2013, the Company, as parent guarantor, the ACT Borrower, as borrower, Actavis, Inc., as a subsidiary guarantor, and BofA, as administrative agent, entered into that certain Amended and

Restated Actavis Revolving Credit and Guaranty Agreement (the “ACT Revolving Credit Agreement” and, together with the ACT Term Loan Agreement, the “Amended and Restated Credit Agreements”), dated as of October 1, 2013. The ACT Revolving Credit Agreement amended and restated Actavis, Inc.’s $750.0 million senior unsecured revolving credit facility dated as of September 16, 2011, as amended by that certain Amendment No. 1 to the credit agreement and joinder agreement, dated as of May 21, 2012. At closing, $9.4 million of letters of credit were outstanding under the ACT Revolving Credit Agreement and no loans were outstanding.

The ACT Revolving Credit Agreement provides that loans thereunder will bear interest, at our choice of a per annum rate equal to either (a) a base rate, plus an applicable margin per annum varying from 0.00% per annum to 0.75% per annum depending on the Debt Rating or (b) a Eurodollar rate, plus an applicable margin varying from 0.875% per annum to 1.75% per annum depending on the Debt Rating. Additionally, to maintain availability of funds, we pay an unused commitment fee, which according to the pricing grid is set at 0.15% of the unused portion of the revolver.

Subject to certain limitations, borrowings under the ACT Revolving Credit Agreement may be made in alternative currencies, including Euros, British Pounds Sterling and other currencies. The ACT Revolving Credit Agreement contains sublimits on letters of credit and swingline loans in the amount of $100.0 million and $50.0 million, respectively. The issuance of letters of credit and borrowings of swingline loans reduces the amount available to be borrowed under the ACT Revolving Credit Agreement on a dollar-for-dollar basis. Amounts borrowed under the ACT Revolving Credit Agreement may be used to finance working capital and other general corporate purposes.

The ACT Revolving Credit Agreement imposes certain customary restrictions including, but not limited to, limits on the incurrence of debt or liens upon the assets of us or our subsidiaries, investments and restricted payments. The ACT Revolving Credit Agreement includes a consolidated leverage ratio covenant, as defined, whereby we are permitted to have a maximum consolidated leverage ratio as of the last day of any period of four consecutive fiscal quarters of the Company of up to (i) with respect to the four consecutive fiscal quarters from the Acquisition Date through December 31, 2013, 4.25 to 1.00; (ii) with respect to the four consecutive fiscal quarters from January 1, 2014 through December 31, 2014, 4.00 to 1.00; and (iii) with respect to the period of four consecutive fiscal quarters ending from January 1, 2015 and thereafter, 3.50 to 1.00.

We are subject to, and, as of December 31, 2013, were in compliance with, all financial and operational covenants under the terms of the Revolving Credit Facility. At December 31, 2013, loans and letters of credit outstanding were $265.0 million and $9.4 million, respectively. The net availability under the Revolving Credit Facility was $475.6 million. As of the date of this report, we repaid the full amount of our indebtedness under the Revolving Credit Facility.

Senior Notes Indebtedness

Actavis, Inc. Supplemental Indenture

On October 1, 2013, the Company, Actavis, Inc., a wholly owned subsidiary of the Company, and Wells Fargo Bank, National Association, as trustee, entered into a fourth supplemental indenture (the “Fourth Supplemental Indenture”) to the indenture, dated as of August 24, 2009 (the “Base Indenture” and, together with the First Supplemental Indenture, the Second Supplemental Indenture and the Third Supplemental Indenture (each as defined below), the “Indenture”), as supplemented by the first supplemental indenture, dated as of August 24, 2009 (the “First Supplemental Indenture”), the second supplemental indenture, dated as of May 7, 2010 (the “Second Supplemental Indenture”), and the third supplemental indenture, dated as of October 2, 2012 (the “Third Supplemental Indenture”). Pursuant to the Fourth Supplemental Indenture, we have provided a full and unconditional guarantee of Actavis, Inc.’s obligations under its $450.0 million 5.000% senior notes due August 15, 2014, (the “2014 Notes”), its $400.0 million 6.125% senior notes due August 15, 2019 (the “2019 Notes”), its $1,200.0 million 1.875% senior notes due October 1, 2017 (the “2017 Notes”), its $1,700.0 million 3.250% senior notes due October 1, 2022 (the “2022 Notes”) and its $1,000.0 million 4.625% Senior Notes due 2042 (the “2042 Notes”, and together with the 2014 Notes, the 2019 Notes, the 2017 Notes and the 2022 Notes, the “Notes”).

On October 18, 2013, Actavis, Inc., a wholly-owned subsidiary of ours, instructed Wells Fargo Bank, National Association, as trustee (the “Trustee”), pursuant to the Indenture governing its 2014 Notes, to issue a notice from Actavis, Inc. to the holders of the 2014 Notes that Actavis, Inc. has elected to redeem in full the entire aggregate principal amount of the 2014 Notes on November 5, 2013 (the “Redemption Date”). The 2014 Notes, which had an outstanding principal balance of $450.0 million and which were fully and unconditionally guaranteed by us, were redeemed on November 5, 2013 at a redemption price equal to $465.6 million, which resulted in a cash expense of $15.6 million.

WC Supplemental Indenture

On October 1, 2013, the Company, WCCL, Warner Chilcott Finance LLC (the “Co-Issuer” and together with WC Company, the “Issuers”) and Wells Fargo Bank, National Association, as trustee (the “WC Trustee”), entered into a third supplemental indenture (the “Supplemental Indenture”) to the indenture, dated as of August 20, 2010 (the “WC Indenture”), among the Issuers, the guarantors party thereto and the WC Trustee, with respect to the Issuers’ 7.75% senior notes due 2018 (the “WC Notes”). Pursuant to the Supplemental Indenture, we have provided a full and unconditional guarantee of the Issuers’ obligations under the WC Notes and the WC Indenture.

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

The WC Notes are unsecured senior obligations of the Issuers, guaranteed on a senior basis by us and are, subject to certain exceptions. The WC Notes will mature on September 15, 2018. Interest on the WC Notes is payable on March 15 and September 15 of each year.

The Indenture contains restrictive covenants that limit, among other things, the ability to incur additional indebtedness, pay dividends and make distributions on common and preferred stock, repurchase subordinated debt and common and preferred stock, make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. Certain of these restrictive covenants will be suspended at any time when the WC Notes are rated Investment Grade by each of Moody’s Investors Service, Inc. and Standard & Poor’s Rating Services and no default has occurred and is continuing, in each case as described and defined in the Indenture. The Indenture also contains customary events of default which would permit the holders of the WC Notes to declare those WC Notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the WC Notes or other material indebtedness, the failure to comply with covenants, and specified events of bankruptcy and insolvency.

The Company may redeem the WC Notes on or after September 15, 2014, in whole at any time or in part from time to time, at the Issuer’s option, at a redemption price equal to 103.875% of the principal amount of notes to be redeemed plus accrued and unpaid interest, if any. The Company may redeem the WC Notes on or after September 15, 2015, in whole at any time or in part from time to time, at the Issuer’s option, at a redemption price equal to 101.938% of the principal amount of notes to be redeemed plus accrued and unpaid interest, if any. The Company may redeem the WC Notes on or after September 15, 2016, in whole at any time or in part from time to time, at the Issuer’s option, at a redemption price equal to 100% of the principal amount of notes to be redeemed plus accrued and unpaid interest, if any.

The fair value of the outstanding WC Notes ($1,250.0 million book value), as determined in accordance with ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) under Level 2 based upon quoted prices for similar items in active markets, was $1,357.4 million as of December 31, 2013.

2012 Notes Issuance

On October 2, 2012, Actavis, Inc., a wholly owned subsidiary of ours, issued the 2017 Notes, the 2022 Notes, and the 2042 Notes (collectively the “2012 Senior Notes”). Interest payments are due on the 2012 Senior Notes semi-annually in arrears on April 1 and October 1 beginning April 1, 2013.

Actavis, Inc. may redeem the 2012 Senior Notes, in whole at any time or in part from time to time, at the Issuer’s option, at a redemption price equal to the greater of 100% of the principal amount of notes to be redeemed and the sum of the present values of the remaining scheduled payments of principal and interest in respect of the 2012 Senior Notes being redeemed discounted on a semi-annual basis at the treasury rate plus 20 basis points in the case of the 2017 Notes, 25 basis points in the case of the 2022 Notes and 30 basis points in the case of the 2042 Notes plus in each case accrued and unpaid interest, if any, to, but excluding, the date of redemption.

In addition, Actavis, Inc. may redeem the 2022 Notes on or after July 1, 2022 (three months prior to their maturity date), and the 2042 Notes on or after April 1, 2042 (six months prior to their maturity date) in each case, in whole at any time or in part from time to time, at the Issuer’s option at a redemption price equal to 100% of the aggregate principal amount of the 2012 Senior Notes being redeemed, plus, in each case, accrued and unpaid interest, if any, to, but excluding, the date of redemption.

Upon a change of control triggering event and a downgrade of the 2012 Senior Notes below an investment grade rating by each of Moody’s Investors Service, Inc. and Standard & Poor’s Rating Services, the Issuer will be required to make an offer to purchase each of the 2012 Senior Notes at a price equal to 101% of the principal amount of the 2012 Senior Notes to be repurchased, plus any accrued and unpaid interest, if any, to, but excluding, the date of repurchase.

Net proceeds from the offering of the 2012 Senior Notes were used for the Actavis Group Acquisition. The fair value of the outstanding 2012 Senior Notes ($3,900.0 million book value) as determined in accordance with ASC 820 under Level 2 based upon quoted prices for similar items in active markets, was $3,683.2 million as of December 31, 2013.

2009 Notes Issuance

On August 24, 2009, Actavis, Inc. issued the 2014 Notes and the 2019 Notes (collectively the “2009 Senior Notes”). Interest payments are due on the 2009 Senior Notes semi-annually in arrears on February 15 and August 15, respectively, beginning February 15, 2010.

Actavis, Inc. may redeem the 2019 Notes in whole at any time or in part from time to time, at the Issuer’s option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect of the notes being redeemed, discounted on a semi-annual basis at the treasury rate plus 40 basis points, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

Upon a change of control triggering event, as defined by the Base Indenture, Actavis, Inc. is required to make an offer to repurchase the 2019 Notes for cash at a repurchase price equal to 101% of the principal amount of the 2019 Notes to be repurchased plus accrued and unpaid interest to the date of purchase.

Net proceeds from the offering of 2009 Senior Notes were used to repay certain debt with the remaining net proceeds being used to fund a portion of the cash consideration for the Arrow Acquisition. The fair value of the outstanding 2009 Senior Notes ($400.0 million book value) as determined in accordance with ASC 820 under Level 2 based upon quoted prices for similar items in active markets, was $460.9 million as of December 31, 2013.

Long-term Obligations

The following table lists our enforceable and legally binding obligations as of December 31, 2013. Some of the amounts included herein are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligation we will actually pay in future periods may vary from those reflected in the table:

	Payments Due by Period (Including Interest on Debt)
(in millions):	Total	2014	2015-2016	2017-2018	Thereafter
Long-term debt(1)	$8,957.8	$241.3	$1,407.6	$3,943.9	$3,365.0
Cash interest(1)	1,434.9	294.1	572.9	473.4	94.5
Contingent consideration liabilities(2)	451.1	26.5	111.7	53.0	259.9
Operating lease obligations(3)	208.6	50.8	71.5	38.4	47.9
Capital lease obligations(4)	24.1	9.7	7.5	3.0	3.9
Milestone obligations(5)	610.9	364.9	104.5	81.5	60.0
Other obligations and commitments(6)	396.5	189.2	112.9	76.8	17.6

Total(7)	12,083.9	1,176.5	2,388.6	4,670.0	3,848.8

(1)	Amounts represent total minimum cash payments and anticipated interest payments, as applicable, assuming scheduled repayments under the WC Term Loan Agreement, the ACT Term Loan Agreement and maturities of the Company’s existing notes. Amounts exclude fair value adjustments, discounts or premiums on outstanding debt obligations.

(2)	Amount primarily represents contingent consideration obligations, including accretion resulting from various acquisitions.

(3)	Amount represents operating leases for our global business. There are no contingent rental amounts or sublease rentals.

(4)	Amount represents capital leases for our global business. Leases are for property, plant and equipment, vehicles and furniture and fixtures.

(5)	We have future potential milestone payments and co-development expenses payable to third parties as part of our licensing, development and co-development programs. Payments under these agreements generally become due and are payable upon the satisfaction or achievement of certain developmental, regulatory or commercial milestones or as development expenses are incurred on defined projects. Amounts represent contractual payment obligations due as actual expenditures are incurred by our partners or upon the achievement of developmental, regulatory or commercial milestones based on anticipated approval dates assuming all milestone approval events are met, the most significant of which are future potential co-development costs under the Amgen Collaboration Agreement. At December 31, 2013, our maximum potential remaining co-development obligation under the Amgen Collaboration Agreement was $312.4 million.

Other significant milestone payments include:

•	Amounts owed to PregLem, to develop and, if approved, market products under development in the United States and Canada of $74.0 million relating to Esmya in the United States and Fibristal in Canada;

•	Amounts owed to Medicines360 relating to LNG 20 in the United States and Canada of $122.5 million;

•	Amounts owed to Valeant upon the FDA approval of Metronidazole 1.3% vaginal gel antibiotic development product of $9.0 million;

•	Amounts owed to Palau to develop and, if approved, market albaconazole for the treatment of candidiasis of $18.0 million;

•

Amounts owed to Dong-A PharmTech Co. Ltd. (“Dong-A”), to develop and, if approved, market its orally-administered udenafil product, a PDE5 inhibitor for the treatment of erectile dysfunction (“ED”) in the United States of $13.0 million;

•	Amounts owed to Paratek Pharmaceuticals Inc. (“Paratek”) under which it acquired certain rights to novel tetracyclines under development for the treatment of acne and rosacea of $21.0 million; and

•

Amounts owed to Dong-A for the right to develop, and if approved, market in the United States and Canada, Dong-A’s udenafil product for the treatment of lower urinary tract symptoms associated with Benign Prostatic Hyperplasia (“BPH”) of $25.0 million

Milestone payment obligations are uncertain, including the prediction of timing and the occurrence of events triggering a future obligation and are not reflected as liabilities in our consolidated balance sheet. Amounts in the table above do not include royalty obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to milestone obligations is not reasonably estimable.

(6)	Other obligations and commitments include agreements to purchase third-party manufactured products, capital purchase obligations for the construction or purchase of property, plant and equipment and the liability for income tax associated with uncertain tax positions.

(7)	Total does not include contractual obligations already included in current liabilities on our Consolidated Balance Sheet (except for capital leases and the current portion of long-term debt) or certain purchase obligations, which are discussed below.

For purposes of the table above, obligations for the purchase of goods or services are included only for purchase orders that are enforceable, legally binding and specify all significant terms including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the timing of the obligation. Our purchase orders are based on our current manufacturing needs and are typically fulfilled by our suppliers within a relatively short period. At December 31, 2013, we have open purchase orders that represent authorizations to purchase rather than binding agreements that are not included in the table above.

We are involved in certain equity investments that are intended to complement our core business and markets. We have the discretion to provide funding on occasion for working capital or capital expenditures. We make an evaluation of additional funding based on an assessment of the venture’s business opportunities. We believe that any possible commitments arising from the current arrangements will not be significant to our financial condition, results of operations or liquidity.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, net revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting estimates that we believe are important to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue and Provision for Sales Returns, Allowances and Other Trade-Related Deductions

•	Revenue Recognition Including Multiple-Element Arrangements

•	Inventory Valuation

•	Product Rights and other Definite-Lived Intangible Assets

•	Goodwill and Intangible Assets with Indefinite-Lives

•	Allocation of Acquisition Fair Values to Assets Acquired and Liabilities Assumed

•	Contingent Consideration and Other Commitments

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and requires management’s best estimates of the underlying data in its application. There are also areas in which management’s judgment in selecting among available GAAP alternatives would not produce a materially different result.

Revenue and Provision for Sales Returns and Allowances and Other Trade-Related Deductions

As is customary in the pharmaceutical industry, our gross product sales are subject to a variety of deductions in arriving at reported net product sales. When we recognize revenue from the sale of our products, an estimate of sales returns, allowances and other trade-related deductions (“SRA”) is recorded which reduces product sales. Accounts receivable and/or accrued liabilities are also reduced and/or increased by the SRA amount. These adjustments include estimates for chargebacks, rebates, cash discounts and returns and other allowances. These provisions are estimated based on historical payment experience, historical relationship to revenues, government regulations, estimated customer inventory levels and current contract sales terms with direct and indirect customers. The estimation process used to determine our SRA provision has been applied on a consistent basis and no material adjustments have been necessary to increase or decrease our reserves for SRA as a result of a significant change in underlying estimates. We use a variety of methods to assess the adequacy of our SRA reserves to ensure that our financial statements are fairly stated. This includes periodic reviews of customer inventory data, customer contract programs and product pricing trends to analyze and validate the SRA reserves.

Chargebacks — The provision for chargebacks is our most significant SRA. A chargeback represents an amount payable in the future to a wholesaler for the difference between the invoice price paid by our wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product. Our chargeback provision and related reserve varies with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventories. The provision for chargebacks also takes into account an estimate of the expected wholesaler sell-through levels to indirect customers at contract prices. We validate the chargeback accrual quarterly through a review of the inventory reports obtained from our largest wholesale customers. This customer inventory information is used to verify the estimated liability for future chargeback claims based on historical chargeback and contract rates. These large wholesalers represent the vast majority of our chargeback payments. We continually monitor current pricing trends and wholesaler inventory levels to ensure the liability for future chargebacks is fairly stated.

Rebates — Rebates include volume related incentives to direct and indirect customers, Medicaid, other government rebates based on claims incurred and third party managed care and Medicare Part D rebates.

Volume rebates are generally offered to customers as an incentive to continue to carry our products and to encourage greater product sales. These rebate programs include contracted rebates based on customers’ purchases made during an applicable monthly, quarterly or annual period. The provision for rebates is estimated based on our customers’ contracted rebate programs and our historical experience of rebates paid. Any significant changes to our customer rebate programs are considered in establishing our provision for rebates. We continually monitor our customer rebate programs to ensure that the liability for accrued rebates is fairly stated.

The provisions are based, in part, upon historical experience of claims submitted by the various states and third party providers, contractual terms, as well as government regulations. We monitor Medicaid legislative changes to determine what impact such legislation may have on our provision for Medicaid rebates. Our rebates are reviewed on a quarterly basis against actual claims data to ensure the liability is fairly stated.

Cash Discounts — Cash discounts are provided to customers that pay within a specific period. The provision for cash discounts are estimated based upon invoice billings, utilizing historical customer payment experience. Our customer’s payment experience is fairly consistent and most customer payments qualify for the cash discount. Accordingly, our reserve for cash discounts is readily determinable.

Returns and Other Allowances — Our provision for returns and other allowances include returns, pricing adjustments, promotional allowances including loyalty cards and billback adjustments.

Consistent with industry practice, we maintain a returns policy that allows our customers to return product for a credit. In accordance with our return goods policy, credits for customer returns of products are applied against outstanding account activity or settled by check. Product exchanges are not permitted. Customer returns of product are not resalable unless the return is due to a shipping error. Our estimate of the provision for returns is based upon historical experience and current trends of actual customer returns. Additionally, we consider other factors when estimating our current period returns provision, including levels of inventory in our distribution channel, as well as significant market changes which may impact future expected returns, and may cause adjustments to our current period provision for returns when it appears product returns may differ from original estimates.

Pricing, which includes shelf stock adjustments, are credits issued to reflect price decreases in selling prices charged to our direct customers. Shelf stock adjustments are based upon the amount of product our customers have in their inventory at the time of an agreed-upon price reduction. The provision for shelf stock adjustments is based upon specific terms with our direct customers and includes estimates of existing customer inventory levels based upon their historical purchasing patterns. We regularly monitor all price changes to help evaluate our reserve balances. The adequacy of these reserves is readily determinable as pricing adjustments and shelf stock adjustments are negotiated and settled on a customer-by-customer basis.

Promotional allowances are credits that are issued in connection with a product launch or as an incentive for customers to carry our product. We establish a reserve for promotional allowances based upon these contractual terms.

Billback adjustments are credits that are issued to certain customers who purchase directly from us as well as indirectly through a wholesaler. These credits are issued in the event there is a difference between the customer’s direct and indirect contract price. The provision for billbacks is estimated based upon historical purchasing patterns of qualified customers who purchase product directly from us and supplement their purchases indirectly through our wholesale customers.

The Company does not expect future payments of SRAs to materially exceed our current estimates. However, if future SRA payments were to materially exceed our estimates, such adjustments may have a material adverse impact on our financial position, results of operations and cash flows.

The following table summarizes the activity in the Company’s major categories of SRA (in millions):

	Chargebacks	Rebates	Returns and Other Allowances	Cash Discounts	Total
Balance at December 31, 2010	$100.8	$219.9	$89.3	$17.0	$427.0
Provision related to sales in 2011	1,308.1	1,113.2	306.6	120.5	2,848.4
Credits and payments	(1,248.0)	(844.1)	(273.9)	(102.6)	(2,468.6)

Balance at December 31, 2011	160.9	489.0	122.0	34.9	806.8

Add: Actavis Group Acquisition	94.3	359.4	171.4	9.7	634.8
Provision related to sales in 2012	1,522.4	1,484.4	485.5	155.2	3,647.5
Credits and payments	(1,566.1)	(1,482.0)	(429.4)	(162.9)	(3,640.4)

Balance at December 31, 2012	$211.5	$850.8	$349.5	$36.9	$1,448.7

Add: Warner Chilcott Acquistion	5.6	255.5	121.3	5.5	387.9
Less: Assets held for sale	—	(155.2)	(3.3)	(1.0)	(159.5)
Less: Actavis Acquisition adjustment	—	(31.0)	—	—	(31.0)
Provision related to sales in 2013	2,340.0	2,339.1	904.1	201.7	5,784.9
Credits and payments	(2,310.7)	(2,197.4)	(753.7)	(195.4)	(5,457.2)

Balance at December 31, 2013	$246.4	$1,061.8	$617.9	$47.7	$1,973.8

The following table summarizes the activity in gross-to-net revenues (in millions):

Year Ended December 31,	Gross Product Sales	Chargebacks	Rebates	Returns and Other Allowances	Cash Discounts	Net product sales
2011	$7,309.7	$1,308.1	$1,113.2	$306.6	$120.5	$4,461.3
2012	9,430.7	1,522.4	1,484.4	485.5	155.2	5,783.2
2013	14,276.7	2,340.0	2,339.1	904.1	201.7	8,491.8

Included in the tables above are accounts receivable deductions within SRA’s of $1,254.8 million and $814.3 million at December 31, 2013 and 2012, respectively. SRA balances in accounts receivable at December 31, 2013 increased $440.5 million compared to December 31, 2012. SRA’s within accounts payable and accrued expenses were $719.0 million and $634.4 million at December 31, 2013 and 2012, respectively, an increase of $84.6 million. The primary driver to the overall increase was the impact of the Warner Chilcott Acquisition ($387.9 million).

The provision for chargebacks as a percentage of gross product sales has decreased from 17.9% in 2011 to 16.1% in 2012 and 16.4% in 2013 primarily related to growth of international revenues as a result of the acquisitions of Specifar in 2011, and Ascent and Actavis in January and October 2012, respectively, in the Actavis Pharma Segment. The provision for rebates as a percentage of gross product sales has increased from 15.2% in 2011, to 15.7% in 2012 and to 16.4% in 2013 primarily related to the increase in commercial rebates of the branded business due in large part to the Warner Chilcott Acquisition and the growth of international revenues as a result of the acquisitions of Specifar in 2011 and Ascent and Actavis in January and October 2012, respectively, in the Actavis Pharma segment. Returns and other allowances increased due to returns for new product launches and other allowances related to new product launches and customer and product mix. The increase in provision for cash discounts is due to the acquisitions of Specifar, Ascent, Actavis and Warner Chilcott.

Revenue Recognition Including Multiple-Element Arrangements

Revenue is generally realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured. We record revenue from product sales when title and risk of ownership have been transferred to the customer, which is typically upon delivery to the customer. We identify each discrete deliverable included in a multiple element arrangement and identify which of those deliverables have standalone value to the customer under Financial Standards Accounting Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-25 “Revenue Recognition — Multiple-Element Arrangements” (“ASC 605-25”) and Accounting Standards Update (“ASU”) 2009-13 “Revenue Recognition — Multiple-Deliverable Revenue” (“ASU No. 2009-13”). We allocate arrangement consideration to the deliverables based on the appropriate selling price using the hierarchy outlined in ASC 605-25, as amended by ASU No. 2009-13. The selling price used for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or best estimated selling price (“BESP”) if neither VSOE nor TPE is available. BESP is determined in a manner consistent with that used to establish the price to sell the deliverable on a standalone basis. Revenue is recognized for each unit of accounting based on the relevant authoritative literature for that deliverable.

Revenues recognized from research, development and licensing agreements (including milestone receipts) are recorded on the “contingency-adjusted performance model” which requires deferral of revenue until such time as contract milestone requirements, as specified in the individual agreements, have been met. Under this model, revenue related to each payment is recognized over the entire contract performance period, starting with the contract’s commencement, but not prior to earning and/or receiving the milestone amount (i.e., removal of any contingency). The amount of revenue recognized is based on the ratio of costs incurred to date to total estimated cost to be incurred. In certain circumstances, it may be appropriate to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. In order to recognize milestone consideration as revenue in the period in which the milestone is achieved, there needs to be “substantive” certainty that the milestone will be achieved, relate solely to past performance and the consideration needs to be commensurate with our performance. Factors we consider in determining whether a milestone is substantive at the inception of an arrangement include: whether substantive effort will be required to achieve the milestone; what labor, skill, other costs will be incurred to achieve the milestone; how certain the achievement of the milestone is; whether a reasonable amount of time will elapse between any upfront payment and the first milestone as well as between each successive milestone; and, whether the milestone is nonrefundable or contain clawback provisions.

Royalty and commission revenue is recognized as a component of net revenues in accordance with the terms of their respective contractual agreements when collectability is reasonably assured and revenue can be reasonably measured.

Inventory Valuation

Inventories consist of finished goods held for distribution, raw materials and work in process. Included in inventory are generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product is already FDA approved and is awaiting a contractual triggering event to enter the marketplace. Inventory valuation reserves are established based on a number of factors/situations including, but not limited to, raw materials, work in process, or finished goods not meeting product specifications, product obsolescence, or application of the lower of cost (first-in, first-out method) or market (net realizable value). The determination of events requiring the establishment of inventory valuation reserves, together with the calculation of the amount of such reserves may require judgment. Assumptions utilized in our quantification of inventory reserves include, but are not limited to, estimates of future product demand, consideration of current and future market conditions, product net selling price, anticipated product launch dates, potential product obsolescence and other events relating to special circumstances surrounding certain products. No material adjustments have been required to our inventory reserve estimates for the periods presented. Adverse changes in assumptions utilized in our inventory reserve calculations could result in an increase to our inventory valuation reserves and higher cost of sales.

Product Rights and Other Definite-Lived Intangible Assets

Our product rights and other definite-lived intangible assets are stated at cost, less accumulated amortization, and are amortized using the economic benefit model or the straight-line method, if results are materially aligned, over their estimated useful lives. We determine amortization periods for product rights and other definite-lived intangible assets based on our assessment of various factors impacting estimated useful lives and cash flows. Such factors include the product’s position in its life cycle, the existence or absence of like products in the market, various other competitive and regulatory issues, and contractual terms. Significant changes to any of these factors may result in a reduction in the intangibles useful life and an acceleration of related amortization expense, which could cause our operating income, net income and earnings per share to decline.

Product rights and other definite-lived intangible assets are tested periodically for impairment when events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. The impairment testing involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows. In the event the carrying value of the asset exceeds the undiscounted future cash flows, the carrying value is considered not recoverable and an impairment exists. An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using a discounted future cash flow method. The computed impairment loss is recognized in net income / (loss) in the period that the impairment occurs. Assets which are not impaired may require an adjustment to the remaining useful lives for which to amortize the asset. Our projections of discounted cash flows use a discount rate determined by our management to be commensurate with the risk inherent in our business model. Our estimates of future cash flows attributable to our other definite-lived intangible assets require significant judgment based on our historical and anticipated results and are subject to many factors. Different assumptions and judgments could materially affect the calculation of the fair value of the other definite-lived intangible assets which could trigger impairment.

Goodwill and Intangible Assets with Indefinite-Lives

We test goodwill and intangible assets with indefinite-lives for impairment annually at the end of the second quarter by comparing the fair value of each of our reporting units to the respective carrying value of the reporting units. Additionally, we may perform tests between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit below its carrying amount. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units.

Goodwill is considered impaired if the carrying amount of the net assets exceeds the fair value of the reporting unit. Impairment, if any, would be recorded in operating income and this could result in a material reduction in net income / (loss) and earnings per share. During the 2013 integration of the Actavis Group with the Watson business, we reorganized our organizational structure and management performance reporting. Consequently, the reporting units within our Actavis Pharma operating segment were organized as follows: Americas; Europe; MEAAP; and Third-Party Business. These reporting units combine the Watson and Actavis Group businesses. Previously, goodwill for the Watson’s Global Generics operating segment was tested as one unit.

During the second quarter of 2013, concurrent with the availability of discrete financial information for the our new reporting units, we completed an extensive review of our operating businesses, including exploring options for addressing overall profitability of seven Western European commercial operations consisting of, among other things, restructuring their operations, refocusing their activities on specific sub-markets, as well as potential divestitures of such businesses to other third parties. The potential impact of these conditions were considered in our projections when determining the indicated fair value of our reporting units for the impairment tests that were performed during the second quarter of this year. Upon completion of step one of the impairment analysis for each of our reporting units, it was concluded the fair value of the Actavis Pharma — Europe reporting unit was below its carrying value including goodwill. This was primarily related to the integration of our Arrow Group with the Actavis Group in Europe. The fair value of our reporting units was estimated based on a discounted cash flow model using management’s business plans and projections as the basis for expected future cash flows for approximately five years and residual growth rates ranging from 2% to 4% thereafter. Management believes that the assumptions it used for the impairment tests performed are consistent with those that would be utilized by a market participant in performing similar valuations of our reporting units. A separate discount rate was utilized for each reporting unit that was derived from published sources and, on a weighted average basis, a discount rate of 8% was utilized using our weighted average cost of capital, which considered the overall inherent risk of the reporting unit and the rate of return a market participant would expect. As a result of completing step two of our impairment analysis, we recorded an impairment of the Actavis Pharma — Europe reporting unit of $647.5 million, representing primarily all the goodwill allocated to this reporting unit, in the year ended December 31, 2013.

During the second quarter of 2012, we performed our annual impairment assessment of goodwill, IPR&D intangible assets and trade name intangibles assets with indefinite-lives. The Company determined there was no impairment associated with goodwill or trade name intangible assets.

IPR&D intangible assets represent the value assigned to acquired research and development projects that, as of the date acquired, represent the right to develop, use, sell and/or offer for sale a product or other intellectual property that we have acquired with respect to products and/or processes that have not been completed or approved. The IPR&D intangible assets will be subject to impairment testing until completion or abandonment of each project. Impairment testing will require the development of significant estimates and assumptions involving the determination of estimated net cash flows for each year for each project or product (including net revenues, cost of sales, research and development costs, selling and marketing costs), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, competitive trends impacting the asset and each cash flow stream as well as other factors. The major risks and uncertainties associated with the timely and successful completion of the IPR&D projects include legal risk and regulatory risk. Changes in these assumptions or uncertainties could result in future impairment charges. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change or the timely completion of each project to commercial success will occur. For these and other reasons, actual results may vary significantly from estimated results. During the year ended December 31, 2013, we recorded an impairment charge associated with Gabapentin of $10.8 million, acquired as part of the Actavis Group Acquisition, a $4.4 million impairment charge associated with the Arrow Group Acquisition and an impairment of a product right intangible asset in connection with the Specifar Acquisition for $13.9 million. During 2012, we recorded a $101.0 million impairment charge related to certain IPR&D assets acquired in the Specifar Acquisition. The impairments were related to delays in expected launch dates, and other competitive factors that resulted in lower forecasted pricing and additional projected manufacturing costs. These events led us to revise the estimated fair value of these IPR&D assets compared to the carrying values. In 2011, we recorded $102.8 million of impairment charges related to certain IPR&D assets due to changes in market conditions in certain international locations and forecasted performance of certain products not yet launched.

Upon successful completion of each project and approval of the product, we will make a separate determination of useful life of the intangible, transfer the amount to currently marketed products and amortization expense will be recorded over the estimated useful life.

Allocation of Acquisition Fair Values to Assets Acquired and Liabilities Assumed

We account for acquired businesses using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at date of acquisition at their respective fair values. The consolidated financial statements and results of operations reflect an acquired business after the completion of the acquisition. The fair value of the consideration paid, including contingent consideration, is assigned to the underlying net assets of the acquired business based on their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Intangible assets, including IPR&D assets upon successful completion of the project and approval of the product, are amortized to amortization expense over the expected life of the asset. Significant judgments are used in determining the estimated fair values assigned to the assets acquired and liabilities assumed and in determining estimates of useful lives of long-lived assets. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future net cash flows, estimates of appropriate discount rates used to present value expected future net cash flow streams, the timing of approvals for IPR&D projects and the timing of related product launch dates, the assessment of each asset’s life cycle, the impact of competitive trends on each asset’s life cycle and other factors. These judgments can materially impact the estimates used to allocate acquisition date fair values to assets acquired and liabilities assumed and the future useful lives. For these and other reasons, actual results may vary significantly from estimated results.

Contingent Consideration and Other Commitments

We determine the acquisition date fair value of contingent consideration obligations based on a probability-weighted income approach derived from revenue estimates, post-tax gross profit levels and a probability assessment with respect to the likelihood of achieving contingent obligations including contingent payments such as milestone obligations, royalty obligations and contract earn-out criteria, where applicable. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined using the fair value concepts defined in ASC Topic 820 “Fair Value Measurement”. The resultant probability-weighted cash flows are discounted using an appropriate effective annual interest rate. At each reporting date, the contingent consideration obligation will be revalued to estimated fair value and changes in fair value will be reflected as income or expense in our consolidated statement of operations. Changes in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations. Adverse changes in assumptions utilized in our contingent consideration fair value estimates could result in an increase in our contingent consideration obligation and a corresponding charge to operating income.

We are involved in various legal proceedings in the normal course of our business, including product liability litigation, intellectual property litigation, employment litigation and other litigation. We record reserves related to these legal matters when losses related to such litigation or contingencies are both probable and reasonably estimable. Refer to “NOTE 21 — Commitment and Contingencies” in the accompanying “Notes to the Consolidated Financial Statements” in this Annual Report for a description of our significant current legal proceedings.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued guidance to address the diversity in practice related to the financial statement presentation of unrecognized tax benefits as either a reduction of a deferred tax asset or a liability when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company’s financial statement presentation is in accordance with this guidance; therefore this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued clarifying guidance for the release of the cumulative translation adjustment in accumulated other comprehensive income when an entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in the subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. This guidance is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion provides forward-looking quantitative and qualitative information about our potential exposure to market risk. Market risk represents the potential loss arising from adverse changes in the value of financial instruments. The risk of loss is assessed based on the likelihood of adverse changes in fair values, cash flows or future earnings. We are exposed to market risk for changes in the market values of our investments (Investment Risk) and the impact of interest rate changes (Interest Rate Risk) and the impact of foreign currency exchange changes (Foreign Currency Exchange Risk).

We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and government agency obligations with ratings of A or better and money market funds. Our investments in marketable securities are governed by our investment policy which seeks to preserve the value of our principal, provide liquidity and maximize return on the Company’s investment against minimal interest rate risk. Consequently, our interest rate and principal risk are minimal on our non-equity investment portfolio. The quantitative and qualitative disclosures about market risk are set forth below.

Investment Risk

As of December 31, 2013, our total investments in marketable and equity securities of other companies, including equity method investments were $15.8 million (included in marketable securities and investments and other assets). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.

We regularly review the carrying value of our investments and identify and recognize losses, for income statement purposes, when events and circumstances indicate that any declines in the fair values of such investments below our accounting basis are other than temporary.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our non-equity investment portfolio and our floating rate debt. Our cash is invested in bank deposits and A-rated or better money market mutual funds.

Our portfolio of marketable securities includes U.S. treasury and agency securities classified as available-for-sale securities, with no security having a maturity in excess of two years. These securities are exposed to interest rate fluctuations. Because of the short-term nature of these investments, we are subject to minimal interest rate risk and do not believe that an increase in market rates would have a significant negative impact on the realized value of our portfolio.

Floating Rate Debt

At December 31, 2013, there were borrowings outstanding of $265.0 million under our Revolving Credit Facility. Borrowings under the revolving credit facility bear interest based on one-month London Interbank Offered Rate (“LIBOR”), plus an applicable margin. At December 31, 2013, borrowings outstanding under the WC Term Loan Agreement and the Amended and Restated Term Loan were $3,142.8 million. Assuming a one percent increase in the applicable interest rate, annual interest expense under the WC Term Loan Agreement and the Amended and Restated ACT Term Loan would increase by approximately $31.4 million in 2014.

Fixed Rate Debt

The Company has $5,550.0 million outstanding under its Senior Notes. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.

Foreign Currency Exchange Risk

We operate and transact business in various foreign countries and are, therefore, subject to the risk of foreign currency exchange rate fluctuations. The Company manages this foreign currency risk, in part, through operational means including managing foreign currency revenues in relation to same currency costs as well as managing foreign currency assets in relation to same currency liabilities. The Company is also exposed to the potential earnings effects from intercompany foreign currency assets and liabilities that arise from normal trade receivables and payables and other intercompany loans. The Company seeks to limit exposure to foreign exchange risk involving intercompany trade receivables and payables by settling outstanding amounts through normal payment terms. Other methodologies to limit the Company’s foreign exchange risks are being developed currently which may include foreign exchange forward contracts or options.

Net foreign currency gains and losses did not have a material effect on the Company’s results of operations for the years ended December 31, 2013 or 2011, respectively. In April 2012, the Company entered into foreign exchange derivative contracts including options and forward contracts, with an aggregate notional value of €4.25 billion, to hedge the Company’s agreed upon purchase price of Actavis Group. These derivatives were purchased to mitigate exposure resulting from movements of the U.S. dollar against the Euro in connection with the Actavis Acquisition. The foreign currency derivative contracts outstanding were settled on October 31, 2012. Since these derivatives are hedges of foreign currency exposures for a business combination denominated in a foreign currency, change in the value of the derivatives are recognized in the statement of operations. For the year ended December 31, 2012, net losses on foreign exchange derivatives was $70.4 million.

At this time, we have no material commodity price risks.

We do not believe that inflation has had a significant impact on our revenues or operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is contained in the financial statements set forth in Item 15 (a) under the caption “Consolidated Financial Statements and Supplementary Data” as a part of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as such term is defined under Rule 13a-15(e) of the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2013. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2013 because of the material weakness in our internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined under Rule 13a-15(f) of the Exchange Act. We maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, internal control over financial reporting determined to be effective provides only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A material weakness is a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based on criteria set forth in Internal Control – Integrated Framework issued by Committee of Sponsoring Organizations (1992). Based on its evaluation of internal control over financial reporting as described above, management concluded that it did not design or maintain effective internal controls with respect to segregation of duties and related information technology general controls regarding user access and change management activities. Specifically, the controls were not designed to provide reasonable assurance that incompatible access within the system, including the ability to record transactions, was appropriately segregated, impacting the validity, accuracy and completeness of all key accounts and disclosures. The locations impacted were principally related to the international entities acquired as part of the Actavis Group in 2012.

While this control deficiency did not result in any audit adjustments, this control deficiency could result in a material misstatement to the annual or interim consolidated financial statements and disclosures that would be not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

Because of the above described material weakness in internal control over financial reporting, management concluded that our internal control over financial reporting was not effective as of December 31, 2013.

On October 1, 2013, the Company completed the Warner Chilcott Acquisition. As a result, management excluded Warner Chilcott from its assessment of internal control over financial reporting. Warner Chilcott, a wholly owned subsidiary of the Company, represents approximately 6% of the total assets (excluding amounts resulting from purchase price allocation); and 6.3% of net revenues of the related consolidated financial statement amounts as of and for the year ended December 31, 2013, respectively.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 15(a)(1) of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting, during the fiscal quarter ended December 31, 2013, that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information concerning directors of Actavis required under this Item is incorporated herein by reference to the “Board of Directors and Committees” section of our definitive proxy statement, to be filed pursuant to Regulation 14A, related to our 2014 Annual Meeting of Shareholders to be held on May 9, 2014 (our “2014 Proxy Statement”).

The information concerning our Audit Committee and the independence of its members required by this Item, along with information about the financial expert(s) serving on the Audit Committee, is incorporated by reference to “The Audit Committee” section of our 2014 Proxy Statement.

Executive Officers of the Registrant

Below are our executive officers as of February 25, 2014:

Name	Age	Principal Position with Registrant
Paul M. Bisaro	53	Chairman of the Board of Directors and Chief Executive Officer
Sigurdur O. Olafsson	45	President, Actavis Pharma
G. Frederick Wilkinson	57	President, Actavis Global Research and Development
Robert A. Stewart	46	President, Global Operations
R. Todd Joyce	56	Chief Financial Officer — Global
David A. Buchen	49	Chief Legal Officer — Global & Secretary
Charles M. Mayr	57	Chief Communications Officer — Global
Patrick J. Eagan	56	Chief Human Resources Officer — Global
James C. D’Arecca	43	Chief Accounting Officer — Global

Paul M. Bisaro

Paul M. Bisaro, age 53, has served as our President and Chief Executive Officer and as our chairman of our Board of Directors since October 2013, prior to which he served on the Board of Directors of Actavis, Inc. since September 2007. Prior to joining Actavis, Mr. Bisaro was President, Chief Operating Officer and a member of the Board of Directors of Barr Pharmaceuticals, Inc. (“Barr”) from 1999 to 2007. Between 1992 and 1999, Mr. Bisaro served as General Counsel of Barr and from 1997 to 1999 served in various additional capacities including Senior Vice President — Strategic Business Development. Prior to joining Barr, he was associated with the law firm Winston & Strawn and a predecessor firm, Bishop, Cook, Purcell and Reynolds from 1989 to 1992. Mr. Bisaro also currently serves on the Boards of Visitors of the Catholic University of America’s Columbus School of Law and Zimmer Holdings, Inc. Mr. Bisaro received his undergraduate degree in General Studies from the University of Michigan in 1983 and a Juris Doctor from Catholic University of America in Washington, D.C. in 1989.

Sigurdur O. Olafsson

Sigurdur O. Olafsson, age 45, is the President, Actavis Pharma and joined Actavis as Executive Vice President, Global Generics in September 2010, and was appointed President of the Global Generics business in April 2012. Mr. Olafsson was also appointed as a member of our Board of Directors since October 2013. Prior to joining Actavis, Mr. Olafsson served as Chief Executive Officer of the Actavis Group from 2008 to 2010, where he was responsible for overseeing its global pharmaceuticals business with operations in more than 40 countries. From 2006 until 2008 Mr. Olafsson served as Deputy CEO of the Actavis Group and was CEO, Actavis Inc. U.S. and Chief Executive Corporate Development from 2003 to 2006, where he led Actavis’ sales and marketing organization. Prior to joining the Actavis Group, he held increasingly responsible positions with Pfizer’s Global

Research and Development organization in both the U.S. and the U.K. from 1998 to 2003, and served as head of Drug Development for Omega Farma in Iceland for four years. Mr. Olafsson has a M.S. in Pharmacy (Cand Pharm) from the University of Iceland.

G. Frederick Wilkinson

G. Frederick Wilkinson, age 57, was appointed President, Actavis Global Research and Development on January 31, 2014. Prior to his current appointment, he was President, Actavis Specialty Brands since April 27, 2012. He joined Actavis as Executive Vice President, Actavis Specialty Brands in September 2009. Prior to joining Actavis, Mr. Wilkinson was President and Chief Operating Officer of Duramed Pharmaceuticals, Inc. the proprietary products subsidiary of Barr from 2006 to 2009. Prior to joining Duramed Pharmaceuticals, Inc., he was President and Chief Executive Officer of Columbia Laboratories, Inc. from 2001 to 2006. From 1996 to 2001, Mr. Wilkinson was Senior Vice President and Chief Operating Officer of Watson Pharmaceuticals, Inc. Prior to joining Watson, he spent sixteen years at Sandoz, Inc. in numerous senior management positions of increasing responsibility. Mr. Wilkinson received his M.B.A. from Capital University in 1984 and his B.S. in Pharmacy from Ohio Northern University in 1979. Mr. Wilkinson serves as the Company designee on the Board of Directors for Columbia Laboratories, Inc.

Robert A. Stewart

Robert A. Stewart, age 46, was appointed President, Global Operations on April 27, 2012. As President, Global Operations, Mr. Stewart is responsible for managing Actavis’ Anda, Inc. distribution business, in addition to Global Operations. He had served as Executive Vice President, Global Operations, since August 2010. He joined Actavis in November 2009 as Senior Vice President, Global Operations. Prior to joining Actavis, Mr. Stewart held various positions with Abbott Laboratories, Inc. from 2002 until 2009 where he most recently served as Divisional Vice President, Global Supply Chain. From 2005 until 2008, he served as Divisional Vice President, Quality Assurance and prior to this position served as Divisional Vice President for U.S./Puerto Rico and Latin America Plant Operations as well as Director of Operations for Abbott’s Whippany plant. Prior to joining Abbott Laboratories, Inc., he worked for Knoll Pharmaceutical Company from 1995 to 2001 and Hoffman La-Roche Inc. Mr. Stewart received B.S. degrees in Business Management / Finance in 1994 from Fairleigh Dickinson University.

R. Todd Joyce

R. Todd Joyce, age 56, has served as Chief Financial Officer — Global of Actavis since April 27, 2012. Mr. Joyce had served as Executive Vice President, Chief Financial Officer since March 2011. He had previously served as Senior Vice President, Chief Financial Officer of Actavis from October 2009 to March 2011. Mr. Joyce joined Actavis in 1997 as Corporate Controller, and was named Vice President, Corporate Controller and Treasurer in 2001. During the periods October 2006 to November 2007 and from July 2009 until his appointment as Chief Financial Officer, Mr. Joyce served as interim Principal Financial Officer of Actavis. Prior to joining Actavis, Mr. Joyce served as Vice President of Tax from 1992 to 1996 and as Vice President of Tax and Finance from 1996 until 1997 at ICN Pharmaceuticals. Prior to ICN Pharmaceuticals, Mr. Joyce served as a Certified Public Accountant with Coopers & Lybrand and Price Waterhouse. Mr. Joyce received a B.S. in Business Administration from the University of North Carolina at Chapel Hill in 1983 and a M.S. in Taxation from Golden Gate University in 1992.

David A. Buchen

David A. Buchen, age 49, was appointed Chief Legal Officer — Global and Secretary on April 27, 2012. He also serves as Secretary to Actavis’ Board of Directors. Mr. Buchen had served as Executive Vice President, General Counsel and Secretary since March 2011. He had served as Senior Vice President, General Counsel and Secretary from November 2002 to March 2011. From November 2000 to November 2002, Mr. Buchen served as Vice President and Associate General Counsel. From February 2000 to November 2000, he served as Vice President and Senior Corporate Counsel. From November 1998 to February 2000, he served as Senior Corporate Counsel and as Corporate Counsel. He also served as Assistant Secretary from February 1999 to November 2002. Prior to joining Actavis, Mr. Buchen was Corporate Counsel at Bausch & Lomb Surgical (formerly Chiron Vision

Corporation) from November 1995 until November 1998 and was an attorney with the law firm of Fulbright & Jaworski, LLP. Mr. Buchen received a B.A. in Philosophy from the University of California, Berkeley in 1985, and a Juris Doctor with honors from George Washington University Law School in 1989.

Charles M. Mayr

Charles M. Mayr, age 57, was appointed Chief Communication Officer — Global on April 27, 2012. Mr. Mayr joined Actavis as Senior Vice President, Corporate Affairs in September 2009. Prior to joining Actavis, Mr. Mayr operated advertising and public relations consulting company, serving such clients as Actavis, the Generic Pharmaceuticals Association, Barr Pharmaceuticals, Inc. and a variety of professional associations and consumer products and service companies. Prior to starting his consultancy business, he served as director of corporate communications for Barr. Prior to joining Barr, he served as director of global communications for Sterling Drug Inc., the global brand and consumer health products pharmaceutical subsidiary of Kodak. Mr. Mayr began his career as a broadcast and print journalist and has a B.A. in journalism from New York University.

Patrick J. Eagan

Patrick J. Eagan, age 56, was appointed Chief Human Resources Officer — Global on November 01, 2012. Mr. Eagan joined Actavis in July 2011 as Senior Vice President, Human Resources. Prior to joining Actavis, Mr. Eagan held various positions with Abbott Laboratories, Inc. from 1993 until 2011 where he most recently served as Divisional Vice President, Human Resources, in global manufacturing operations. From 2007 until 2009 he served as Divisional Vice President, Human Resources in U.S. commercial operations and prior to this position served as Director, Talent Management at the corporate level. Prior to joining Abbott Laboratories, Inc., he worked for McDonnell Douglas Corporation from 1980 to 1993. Mr. Eagan received his M.B.A. from Lindenwood University, and his B.S. degree in Business Administration in 1980 from the University of Missouri — St. Louis.

James C. D’Arecca

James C. D’Arecca, age 43, was appointed Chief Accounting Officer — Global, on August 7, 2013. Prior to joining Actavis, Mr. D’Arecca held a similar position at Bausch & Lomb. Prior to joining Bausch & Lomb, Mr. D’Arecca worked for Merck & Co., Inc. where he was Executive Director and Business Development Controller responsible for being the primary liaison between the Controller’s organization and the business development and corporate licensing functions. Prior to joining Merck, Mr. D’Arecca was Executive Director and Assistant Controller at Schering-Plough. Mr. D’Arecca also spent 13 years with PricewaterhouseCoopers as a Certified Public Accountant. Mr. D’Arecca received his MBA from Columbia University and his BS in Accounting from Rutgers University.

Our executive officers are appointed annually by the Board of Directors, hold office until their successors are chosen and qualified, and may be removed at any time by the affirmative vote of a majority of the Board of Directors. We have employment agreements with most of our executive officers. There are no family relationships between any director and executive officer of Actavis.

Section 16(a) Compliance

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2014 Proxy Statement.

Code of Ethics

Actavis has adopted a Code of Conduct that applies to our employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Conduct is posted on our Internet website at www.Actavis.com. Any person may request a copy of our Code of Conduct by contacting us at our administrative address: Morris Corporate Center III, 400 Interpace Parkway, Parsippany, NJ 07054, Attn: Secretary. Any amendments to or waivers from the Code of Conduct will be posted on our website at www.Actavis.com under the caption “Corporate Governance” within the Investors section of our website.

ITEM 11.	EXECUTIVE COMPENSATION

The information concerning executive and director compensation, and concerning our compensation committee and the compensation committee report for Actavis required under this Item is incorporated herein by reference to the “Compensation Discussion and Analysis” section of our 2014 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning security ownership of certain beneficial owners and management and related stockholder matters and the equity compensation plan information required under this Item is incorporated herein by reference to the “Beneficial Ownership of Stockholders, Directors and Executive Officers” and “Equity Compensation Plan Information as of December 31, 2013” sections of our 2014 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions, and director independence required under this Item is incorporated herein by reference to the “Certain Relationships and Related Transactions” and “Director Independence” sections of our 2014 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning principal accountant fees and services required under this Item is incorporated herein by reference to the “Audit Fees” section of our 2014 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements and Supplementary Data

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2013 and 2012	F-3

Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011	F-4

Consolidated Statements of Comprehensive (Loss) / Income for the years ended December 31, 2013, 2012 and 2011	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	F-6

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011	F-7

Notes to Consolidated Financial Statements	F-8

Supplementary Data (Unaudited)	F-93

2. Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	F-92

All other financial statement schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

3.	Exhibits

Reference is hereby made to the Exhibit Index immediately following page F-93 Supplementary Data (Unaudited) of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2014.

ACTAVIS PLC

By:	/s/ Paul M. Bisaro
Name:	Paul M. Bisaro
Title:	President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2014.

Signature	Title

/s/ Paul M. Bisaro Paul M. Bisaro	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ R. Todd Joyce R. Todd Joyce	Chief Financial Officer — Global (Principal Financial Officer)

/s/ James C. D’Arecca James C. D’Arecca	Chief Accounting Officer (Principal Accounting Officer)

/s/ Sigurdur Oli Olafsson Sigurdur Oli Olafsson	President — Actavis Pharma and Director

/s/ James H. Bloem James H. Bloem	Director

/s/ Christopher W. Bodine Christopher W. Bodine	Director

/s/ Tamar D. Howson Tamar D. Howson	Director

/s/ Catherine M. Klema Catherine M. Klema	Director

/s/ John A. King, Ph.D. John A. King, Ph.D.	Director

/s/ Jiri Michal Jiri Michal	Director

/s/ Jack Michelson Jack Michelson	Director

/s/ Patrick J. O’Sullivan Patrick J. O’Sullivan	Director

/s/ Ronald R. Taylor Ronald R. Taylor	Director

/s/ Andrew L. Turner Andrew L. Turner	Director

/s/ Fred G. Weiss Fred G. Weiss	Director

Reference is hereby made to the Exhibit Index immediately following page F-93 Supplementary Data (Unaudited) of this Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Actavis plc

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive (loss)/income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Actavis plc and its subsidiaries at December 31, 2013 and December 31, 2012 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because of a material weakness in internal control over financial reporting related to segregation of duties and related information technology general controls regarding user access and change management activities. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Warner Chilcott from its assessment of internal control over financial reporting as of December 31, 2013 because it was acquired by the Company in a purchase business combination in 2013. We have also excluded Warner Chilcott from our audit of internal control over financial reporting. Warner Chilcott is a wholly-owned subsidiary whose total assets and total revenues represent approximately 6% and 6.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

/s/ PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey

February 25, 2014

ACTAVIS PLC

CONSOLIDATED BALANCE SHEETS

(In millions, except par value and share data)

	December 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$329.0	$319.0
Marketable securities	2.5	9.0
Accounts receivable, net	1,404.9	1,330.9
Inventories, net	1,786.3	1,546.5
Prepaid expenses and other current assets	409.2	323.6
Assets held for sale	271.0	—
Deferred tax assets	231.8	309.3

Total current assets	4,434.7	3,838.3
Property, plant and equipment, net	1,616.8	1,485.0
Investments and other assets	137.5	91.2
Deferred tax assets	104.8	61.8
Product rights and other intangibles	8,234.5	3,784.3
Goodwill	8,197.6	4,854.2

Total assets	$22,725.9	$14,114.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,343.2	$2,467.9
Income taxes payable	96.6	68.1
Current portion of long-term debt and capital leases	534.6	176.2
Deferred revenue	38.8	32.3
Liabilities held for sale	246.6	—
Deferred tax liabilities	35.1	4.8

Total current liabilities	3,294.9	2,749.3
Long-term debt and capital leases	8,517.4	6,257.1
Deferred revenue	40.1	11.3
Other long-term liabilities	326.2	162.6
Other taxes payable	187.3	70.3
Deferred tax liabilities	822.9	1,007.8

Total liabilities	13,188.8	10,258.4

Commitments and contingencies
Equity:
Ordinary Shares; $0.0001 and $0.0033 par value per share; 1,000.0 million shares authorized, 174.2 million and 138.0 million shares issued and 174.2 million and 127.7 million shares outstanding, respectively	—	0.4
Additional paid-in capital	8,012.6	1,956.7
Retained earnings	1,432.3	2,182.7
Accumulated other comprehensive income	90.5	36.8
Treasury shares, at cost; 18.3 thousand and 10.3 million shares held, respectively	(3.3)	(342.8)

Total stockholders’ equity	9,532.1	3,833.8
Noncontrolling interest	5.0	22.6

Total equity	9,537.1	3,856.4

Total liabilities and equity	$22,725.9	$14,114.8

See accompanying Notes to Consolidated Financial Statements.

ACTAVIS PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Net revenues	$8,677.6	$5,914.9	$4,584.4

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	4,690.7	3,394.3	2,566.5
Research and development	616.9	402.5	306.6
Selling and marketing	1,020.3	546.5	401.8
General and administrative	1,027.5	625.3	353.1
Amortization	842.7	481.1	354.3
Goodwill impairment	647.5	—	—
Loss on assets held for sale	42.7	—	—
Loss on asset sales, impairments and contingent consideration adjustment, net	212.5	149.5	78.7

Total operating expenses	9,100.8	5,599.2	4,061.0

Operating (loss)/income	(423.2)	315.7	523.4

Non-Operating income (expense):
Interest income	4.8	2.5	2.1
Interest expense	(239.8)	(111.6)	(69.0)
Other income (expense), net	19.8	38.5	(0.5)

Total other income (expense), net	(215.2)	(70.6)	(67.4)

(Loss)/income before income taxes and noncontrolling interest	(638.4)	245.1	456.0
Provision for income taxes	112.7	146.8	196.9

Net (loss)/income	(751.1)	98.3	259.1
Loss/(income) attributable to noncontrolling interest	0.7	(1.0)	1.8

Net (loss)/income attributable to common shareholders	$(750.4)	$97.3	$260.9

(Loss)/earnings per share attributable to common shareholders:
Basic	$(5.27)	$0.77	$2.10

Diluted	$(5.27)	$0.76	$2.06

Weighted average shares outstanding:
Basic	142.3	125.8	124.5

Diluted	142.3	128.4	126.5

See accompanying Notes to Consolidated Financial Statements.

ACTAVIS PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME

(In millions)

	Years Ended December 31,
	2013	2012	2011
Net (loss)/income	$(751.1)	$98.3	$259.1
Other comprehensive income / (loss)
Foreign currency translation gains / (losses)	48.4	113.3	(64.9)
Unrealized gains / (losses), net of tax	5.3	—	(8.3)
Reclassification for gains included in net income, net of tax	—	—	(0.8)

Total other comprehensive income / (loss), net of tax	53.7	113.3	(74.0)

Comprehensive (loss) / income	(697.4)	211.6	185.1
Comprehensive loss / (income) attributable to noncontrolling interest	0.7	(1.0)	1.8

Comprehensive (loss) / income attributable to common shareholders	$(696.7)	$210.6	$186.9

See accompanying Notes to Consolidated Financial Statements.

ACTAVIS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2013	2012	2011
Cash Flows From Operating Activities:
Net (loss)/income	$(751.1)	$98.3	$259.1

Reconciliation to net cash provided by operating activities:
Depreciation	202.0	97.5	93.6
Amortization	842.7	481.1	354.3
Provision for inventory reserve	113.8	62.5	44.4
Share-based compensation	133.6	48.8	39.8
Deferred income tax benefit	(275.0)	(221.0)	(126.9)
(Earnings)/ loss on equity method investments	(5.7)	(1.3)	4.5
Gain on sale of securities	—	(28.8)	(0.8)
Goodwill impairment	647.5	—	—
Loss on asset sales and impairment, net	60.8	58.7	76.3
Amortization of inventory step up	267.0	44.1	10.0
Loss on foreign exchange derivatives	—	70.4	—
Amortization of deferred financing costs	10.3	40.6	—
(Decrease) / increase in allowance for doubtful accounts	(0.3)	3.6	2.3
Accretion of preferred stock and contingent payment consideration	11.4	21.5	14.6
Contingent consideration fair value adjustment	148.6	(19.5)	—
Excess tax benefit from stock-based compensation	(69.0)	(13.7)	(14.6)
Impact of assets held for sale	42.7	—	—
Other, net	(2.2)	3.3	(0.2)
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	19.1	371.1	(590.9)
Decrease / (increase) in inventories	(213.1)	(50.3)	(292.2)
Decrease / (increase) in prepaid expenses and other current assets	49.9	(41.6)	43.5
Increase / (decrease) in accounts payable and accrued expenses	(20.4)	(222.7)	671.8
Increase / (decrease) in deferred revenue	28.2	(14.9)	(8.7)
Increase / (decrease) in income and other taxes payable	7.4	(130.6)	85.5
Increase / (decrease) in other assets and liabilities	(34.7)	8.7	(33.4)

Total adjustments	1,964.6	567.5	372.9

Net cash provided by operating activities	1,213.5	665.8	632.0

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(177.9)	(137.5)	(126.7)
Additions to product rights and other intangibles	(130.0)	(9.0)	(18.7)
Additions to marketable securities and other investments	—	(5.2)	(13.6)
Proceeds from sales of property, plant and equipment	7.1	8.0	6.7
Proceeds from sales of marketable securities and other investments	33.2	58.9	6.1
Proceeds from sales of divested products	4.5	232.5	—
Acquisition of business, net of cash acquired	(15.1)	(5,742.8)	(575.1)
Investment in foreign exchange derivative	—	(156.7)	—
Other investing activities, net	2.9	2.8	2.3

Net cash (used in) investing activities	(275.3)	(5,749.0)	(719.0)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	1,882.3	5,665.5	—
Proceeds from borrowings on revolving credit facility	555.0	375.0	400.0
Debt issuance costs	(7.4)	(77.8)	—
Principal payments on debt, including the revolving credit facility	(3,229.5)	(679.7)	(428.8)
Proceeds from stock plans	48.0	18.8	54.9
Payment of contingent consideration	(4.3)	(105.3)	(4.5)
Repurchase of ordinary shares	(170.0)	(16.1)	(14.2)
Acquisition of noncontrolling interest	(10.4)	(4.5)	(5.6)
Excess tax benefit from stock-based compensation	69.0	13.7	14.6

Net cash (used in) provided by financing activities	(867.3)	5,189.6	16.4

Effect of currency exchange rate changes on cash and cash equivalents	(23.9)	3.3	(2.9)
Less: Cash held for sale	(37.0)	—	—

Net increase / (decrease) in cash and cash equivalents	10.0	109.7	(73.5)
Cash and cash equivalents at beginning of period	319.0	209.3	282.8

Cash and cash equivalents at end of period	$329.0	$319.0	$209.3

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$226.5	$56.7	$48.9

Income taxes, net of refunds	380.1	$489.0	$223.4

Schedule of Non-Cash Investing Activities:
Acquisition of Warner Chilcott net assets	$5,654.4	$—	$—

Schedule of Non-Cash Financing Activities:
Equity consideration related to Warner Chilcott Acquisition, net of shares cancelled	$5,833.9	$—	$—

Shares issued in connection with Actavis Group Acquisition	$486.3	$—	$—

See accompanying Notes to Consolidated Financial Statements.

ACTAVIS PLC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Ordinary Shares		Additional Paid-in Captial	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Shares
	Shares	Amount				Shares	Amount	Total
BALANCE, January 1, 2011	135.5	$0.4	$1,771.8	$1,824.5	$(2.5)	(9.7)	$(312.5)	$3,281.7
Comprehensive income:
Net income attributable to common shareholders	—	—	—	260.9	—	—	—	260.9
Other comprehensive (loss), net of tax	—	—	—	—	(74.0)	—	—	(74.0)

Total comprehensive income								186.9
Share-based compensation	—	—	39.8	—	—	—	—	39.8
Ordinary shares issued under employee stock plans	1.6	—	54.8	—	—	—	—	54.8
Tax benefits from exercise of options	—	—	14.6	—	—	—	—	14.6
Repurchase of ordinary shares	—	—	—	—	—	(0.3)	(14.2)	(14.2)

BALANCE, December 31, 2011	137.1	$0.4	$1,881.0	$2,085.4	$(76.5)	(10.0)	$(326.7)	$3,563.6
Comprehensive income:
Net income attributable to common shareholders	—	—	—	97.3	—	—	—	97.3
Other comprehensive income, net of tax	—	—	—	—	113.3	—	—	113.3

Total comprehensive income								210.6
Share-based compensation	—	—	48.1	—	—	—	—	48.1
Ordinary shares issued under employee stock plans	0.9	—	18.8	—	—	—	—	18.8
Tax benefits from exercise of options	—	—	13.7	—	—	—	—	13.7
Acquisition of noncontrolling interest			(4.9)					(4.9)
Repurchase of ordinary shares	—	—	—	—	—	(0.3)	(16.1)	(16.1)

BALANCE, December 31, 2012	138.0	$0.4	$1,956.7	$2,182.7	$36.8	(10.3)	$(342.8)	$3,833.8
Comprehensive income:
Net (loss) attributable to common shareholders	—	—		(750.4)	—	—	—	(750.4)
Other comprehensive income, net of tax	—	—	—	—	53.7	—	—	53.7

Total comprehensive income								(696.7)
Ordinary shares issued in connection with the Actavis Acquisition	5.5	—	486.3	—		—	—	486.3
Ordinary shares issued in connection with the Warner Chilcott Acquisition	40.4		5,833.9	—	—	—	—	5,833.9
Result of contribution of Actavis, Inc. to Actavis plc	(11.5)	(0.4)	(509.1)			11.5	509.5	—
Share-based compensation			132.1	—		—	—	132.1
Ordinary shares issued under employee stock plans	1.8	—	48.0	—	—	—	—	48.0
Tax benefits from exercise of options	—	—	69.0	—	—	—	—	69.0
Acquisition of noncontrolling interest			(4.3)					(4.3)
Repurchase of ordinary shares		—	—	—	—	(1.2)	(170.0)	(170.0)

BALANCE, December 31, 2013	174.2	$—	$8,012.6	$1,432.3	$90.5	—	$(3.3)	$9,532.1

See accompanying Notes to Consolidated Financial Statements.

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Description of Business

Actavis plc (formerly known as Actavis Limited) is an integrated global specialty pharmaceutical company engaged in the development, manufacturing, marketing, sale and distribution of generic, branded generic, brand name (“brand” or “branded”), biosimilar and over-the-counter (“OTC”) pharmaceutical products. The Company also develops and out-licenses generic pharmaceutical products primarily in Europe through our Medis third-party business. Following the renaming of the Company (discussed below) in January of 2013, the Company changed the name of the Company’s three reporting segments, the effect of which remained through December 31, 2013. The Global Generics segment became “Actavis Pharma,” Global Brands became “Actavis Specialty Brands,” and Distribution became “Anda Distribution.” The Company operates manufacturing, distribution, research and development (“R&D”) and administrative facilities in many of the world’s established and growing international markets, including the United States of America (“U.S.”), followed by its key international markets including the other Americas (Canada, Latin America), Europe (Europe, Russia, Commonwealth of Independent States (“CIS”), and Turkey), and MEAAP (Middle East, Africa, Australia, and Asia Pacific).

NOTE 2 — Formation of the Company

Actavis plc was incorporated in Ireland on May 16, 2013 as a private limited company and re-registered effective September 18, 2013 as a public limited company. It was established for the purpose of facilitating the business combination between Actavis, Inc. and Warner Chilcott plc (“Warner Chilcott”). On October 1, 2013, pursuant to the transaction agreement dated May 19, 2013 among Actavis, Inc., Warner Chilcott, the Company, Actavis Ireland Holding Limited, Actavis W.C. Holding LLC (now known as Actavis W.C. Holding Inc.) and Actavis W.C. Holding 2 LLC (now known as Actavis W.C. Holding 2 Inc.) (“MergerSub”), (i) the Company acquired Warner Chilcott (the “Warner Chilcott Acquisition”) pursuant to a scheme of arrangement under Section 201, and a capital reduction under Sections 72 and 74, of the Irish Companies Act of 1963 where each Warner Chilcott ordinary share was converted into 0.160 of a Company ordinary share (the “Company Ordinary Shares”), or $5,833.9 million in equity consideration, and (ii) MergerSub merged with and into Actavis, Inc., with Actavis, Inc. as the surviving corporation in the merger (the “Merger” and, together with the Warner Chilcott Acquisition, the “Transactions”). Following the consummation of the Transactions, each of Actavis, Inc. and Warner Chilcott became wholly-owned subsidiaries of the Company. Each of Actavis, Inc.’s common shares was converted into one Company Ordinary Share.

The issuance of the Company Ordinary Shares in connection with the Transactions was registered under the Securities Act of 1933, as amended, pursuant to the Company’s registration statement on Form S-4 (File No. 333-189402) filed with the Securities and Exchange Commission and declared effective on July 31, 2013.

Pursuant to Rule 12g-3(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is the successor issuer to Actavis, Inc. and to Warner Chilcott. The Company Ordinary Shares are deemed to be registered under Section 12(b) of the Exchange Act, and the Company is subject to the informational requirements of the Exchange Act, and the rules and regulations promulgated thereunder. The Company’s Ordinary Shares were approved for listing on the New York Stock Exchange (“NYSE”) and trade under the symbol “ACT”.

On October 31, 2012, Watson Pharmaceuticals, Inc. completed the acquisition of the Actavis Group for a cash payment of €4,219.7 million, or approximately $5,469.8 million, and contingent consideration of up to 5.5 million newly issued shares of Actavis, Inc. which have since been issued (the “Actavis Group Acquisition”). Watson Pharmaceuticals, Inc.’s Common Stock traded on the NYSE under the symbol “WPI” until close of trading on January 23, 2013, at which time Watson Pharmaceuticals, Inc. changed its corporate name to “Actavis, Inc.” and changed its ticker symbol to “ACT.”

References throughout to “we,” “our,” “us,” the “Company” or “Actavis” refer to financial information and transactions of Watson Pharmaceuticals, Inc. prior to January 23, 2013, Actavis, Inc. from January 23, 2013 until October 1, 2013 and Actavis plc subsequent to October 1, 2013.

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The consolidated financial statements include the accounts of wholly owned subsidiaries, after elimination of intercompany accounts and transactions. The consolidated financial information presented herein reflects all financial information that, in the opinion of management, is necessary for a fair statement of financial position, results of operations and cash flows for the periods presented.

The Company’s consolidated financial statements include the financial results of all acquired companies subsequent to the acquisition date.

Reclassifications

The Company has made certain reclassifications to prior period information to conform to the current period presentation, including (i) the reclassification of contingent consideration accretion expense from interest expense into operating expenses, which includes the by quarter impact on the year ended December 31, 2012 as seen in “Schedule II” and (ii) expanding the categories disclosed in the accompanying footnotes related to accounts payable and accrued expenses, revenues by therapeutic category and other long term liabilities.

Use of Estimates

Management is required to make certain estimates and assumptions in order to prepare consolidated financial statements in conformity with GAAP. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Company’s most significant estimates relate to the determination of sales returns, allowances and other trade-related deductions (“SRA”) included within either accounts receivable or accrued liabilities, the valuation of inventory balances, the determination of useful lives for intangible assets, pension and other post-retirement benefit plan assumptions, the assessment of expected cash flows used in evaluating goodwill and other long-lived assets for impairment and recognition and measurement of assets acquired and liabilities assumed in business combinations at fair value. The estimation process required to prepare the Company’s consolidated financial statements requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. The Company’s actual results could differ materially from those estimates.

Foreign Currency Translation

For most of the Company’s international operations, the local currency has been determined to be the functional currency. The results of its non-U.S. dollar based operations are translated to U.S. dollars at the average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing rate of exchange at the date of the equity transaction. Translation adjustments are reflected in stockholders’ equity and are included as a component of other comprehensive income / (loss). The effects of converting non-functional currency assets and liabilities into the functional currency are recorded as general and administrative expenses in the consolidated statements of operations.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include cash in banks, commercial paper and deposits with financial institutions that can be liquidated without prior notice or penalty. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Fair Value of Other Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts and other receivables, investments, trade accounts payable, and long-term debt, including the current

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

portion. The carrying amounts of cash and cash equivalents, marketable securities, accounts and other receivables and trade accounts payable are representative of their respective fair values due to their relatively short maturities. The fair values of investments in companies that are publicly traded and not accounted for under the equity method are based on quoted market prices. The Company estimates the fair value of its fixed rate long-term obligations based on quoted market rates. The carrying amount reported for long-term debt, other than the Company’s indebtedness under senior notes, is considered to be representative of fair value as they are at variable rates and reprice frequently.

Inventories

Inventories consist of finished goods held for sale and distribution, raw materials and work in process. Inventory includes product pending approval by the U.S. Food and Drug Administration (“FDA”), by other regulatory agencies or product that has not been launched due to contractual restrictions. This inventory consists of generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product has already received regulatory approval and is awaiting a contractual triggering event to enter the marketplace. Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). The Company writes down inventories to net realizable value based on forecasted demand, market conditions or other factors, which may differ from actual results.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Major renewals and improvements are capitalized, while routine maintenance and repairs are expensed as incurred. The Company capitalizes interest on qualified construction projects. At the time property, plant and equipment are retired from service, the cost and accumulated depreciation is removed from the respective accounts.

Depreciation expense is computed principally on the straight-line method, over the estimated useful lives of the related assets. The following table provides the range of estimated useful lives used for each asset type:

Computer software / hardware (including internally developed)	3-10 years
Machinery and equipment	3-15 years
Research and laboratory equipment	3-10 years
Furniture and fixtures	3-10 years
Buildings, improvements, leasehold improvements and other	4-50 years
Transportation equipment	3-20 years

The Company assesses property, plant and equipment for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable.

Investments

The Company’s equity investments are accounted for under the equity method of accounting when the Company can exert significant influence and the Company’s ownership interest does not exceed 50%. The Company records equity method investments at cost and adjusts for the appropriate share of investee net earnings or losses. Investments in which the Company owns less than a 20% interest and cannot exert significant influence are accounted for using the cost method if the fair value of such investments is not readily determinable.

Marketable Securities

The Company’s marketable securities consist of U.S. treasury and agency securities and equity securities of publicly-held companies. The Company’s marketable securities are classified as available-for-sale and are recorded at fair value, based upon quoted market prices. Unrealized temporary adjustments to fair value are

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included on the balance sheet in a separate component of stockholders’ equity as unrealized gains and losses and are reported as a component of accumulated other comprehensive income / (loss). No gains or losses on marketable securities are realized until shares are sold or a decline in fair value is determined to be other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

Goodwill and Intangible Assets with Indefinite-Lives

The Company tests goodwill and intangible assets with indefinite-lives for impairment annually in the second quarter by comparing the fair value of each of the Company’s reporting units to the respective carrying value of the reporting units. Additionally, the Company may perform interim tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit below its carrying amount. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units.

Goodwill is considered impaired if the carrying amount of the net assets exceeds the fair value of the reporting unit. Impairment, if any, would be recorded in operating income and this could result in a material reduction in net income and earnings per share.

Acquired in-process research and development (“IPR&D”) intangible assets represent the value assigned to acquired research and development projects that, as of the date acquired, represent the right to develop, use, sell and/or offer for sale a product or other intellectual property that the Company has acquired with respect to products and/or processes that have not been completed or approved. The IPR&D intangible assets are subject to impairment testing until completion or abandonment of each project. Impairment testing requires the development of significant estimates and assumptions involving the determination of estimated net cash flows for each year for each project or product (including net revenues, cost of sales, R&D costs, selling and marketing costs), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, competitive trends impacting the asset and each cash flow stream as well as other factors. The major risks and uncertainties associated with the timely and successful completion of the IPR&D projects include legal risk and regulatory risk. Changes in these assumptions or uncertainties could result in future impairment charges. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change or the timely completion of each project to commercial success will occur. For these and other reasons, actual results may vary significantly from estimated results.

Upon successful completion of each project and approval of the product, we will make a separate determination of the useful life of the intangible, transfer the amount to currently marketed products (“CMP”) and amortization expense will be recorded over the estimated useful life.

Contingent Consideration

Contingent consideration is recorded at the acquisition date estimated fair value of the contingent payment for all acquisitions. The fair value of the contingent consideration is remeasured at each reporting period with any adjustments in fair value included in our consolidated statement of operations. (Refer to “NOTE 20 — Fair Value Measurement” for additional details regarding the fair value of contingent consideration.)

Revenue Recognition Including Multiple-Element Arrangements

Revenue is generally realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured. The Company records revenue from product sales when title and risk of ownership have been transferred to the customer, which is typically upon delivery to the customer. The Company

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

identifies each discrete deliverable included in a multiple element arrangement and identifies which of those deliverables have standalone value to the customer under Financial Standards Accounting Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-25 “Revenue Recognition — Multiple-Element Arrangements” (“ASC 605-25”) and Accounting Standards Update (“ASU”) 2009-13 “Revenue Recognition — Multiple-Deliverable Revenue” (“ASU No. 2009-13”). The Company allocates arrangement consideration to the deliverables based on the appropriate selling price using the hierarchy outlined in ASC 605-25, as amended by ASU No. 2009-13. The selling price used for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or best estimated selling price (“BESP”) if neither VSOE nor TPE is available. BESP is determined in a manner consistent with that used to establish the price to sell the deliverable on a standalone basis. Revenue is recognized for each unit of accounting based on the relevant authoritative literature for that deliverable.

Revenues recognized from research, development and licensing agreements (including milestone receipts) are recorded on the “contingency-adjusted performance model” which requires deferral of revenue until such time as contract milestone requirements, as specified in the individual agreements, have been met. Under this model, revenue related to each payment is recognized over the entire contract performance period, starting with the contract’s commencement, but not prior to earning and/or receiving the milestone amount (i.e., removal of any contingency). The amount of revenue recognized is based on the ratio of costs incurred to date to total estimated cost to be incurred. In certain circumstances, it may be appropriate to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. In order to recognize milestone consideration as revenue in the period in which the milestone is achieved, there needs to be “substantive” certainty that the milestone will be achieved, relate solely to past performance and the consideration needs to be commensurate with the Company’s performance. Factors the Company considers in determining whether a milestone is substantive at the inception of an arrangement include: whether substantive effort will be required to achieve the milestone; what labor, skill, other costs will be incurred to achieve the milestone; how certain the achievement of the milestone is; whether a reasonable amount of time will elapse between any upfront payment and the first milestone as well as between each successive milestone; and, whether the milestone is nonrefundable or contain clawback provisions.

Royalty and commission revenue is recognized as a component of net revenues in accordance with the terms of their respective contractual agreements when collectability is reasonably assured and revenue can be reasonably measured.

Provisions for Sales Returns and Allowances

As is customary in the pharmaceutical industry, our gross product sales are subject to a variety of deductions in arriving at reported net product sales. When the Company recognizes revenue from the sale of products, an estimated SRA is recorded which reduces product sales. Accounts receivable and/or accrued liabilities are also reduced and/or increased by the SRA amount. These adjustments include estimates for chargebacks, rebates, cash discounts and returns and other allowances. These provisions are estimated based on historical payment experience, historical relationship to revenues, government regulations, estimated customer inventory levels and current contract sales terms with direct and indirect customers. The estimation process used to determine our SRA provision has been applied on a consistent basis and no material adjustments have been necessary to increase or decrease our reserves for SRA as a result of a significant change in underlying estimates. The Company uses a variety of methods to assess the adequacy of the SRA reserves to ensure that our financial statements are fairly stated. This includes periodic reviews of customer inventory data, customer contract programs and product pricing trends to analyze and validate the SRA reserves.

Chargebacks — The provision for chargebacks is the Company’s most significant SRA. A chargeback represents an amount payable in the future to a wholesaler for the difference between the invoice price paid by our wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pays for that product. The chargeback provision and related reserve varies with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventories. The provision for chargebacks also takes into account an estimate of the expected wholesaler sell-through levels to indirect customers at contract prices. The Company validates the chargeback accrual quarterly through a review of the inventory reports obtained from our largest wholesale customers. This customer inventory information is used to verify the estimated liability for future chargeback claims based on historical chargeback and contract rates. These large wholesalers represent the vast majority of the Company’s chargeback payments. We continually monitor current pricing trends and wholesaler inventory levels to ensure the liability for future chargebacks is fairly stated.

Rebates — Rebates include volume related incentives to direct and indirect customers, Medicaid, other government rebates based on claims incurred and third party managed care and Medicare Part D rebates.

Volume rebates are generally offered to customers as an incentive to continue to carry the Company’s products and to encourage greater product sales. These rebate programs include contracted rebates based on customers’ purchases made during an applicable monthly, quarterly or annual period. The provision for rebates is estimated based on our customers’ contracted rebate programs and the Company’s historical experience of rebates paid. Any significant changes to our customer rebate programs are considered in establishing the provision for rebates. The Company continually monitors our customer rebate programs to ensure that the liability for accrued rebates is fairly stated.

The provisions are based, in part, upon historical experience of claims submitted by the various states and third party providers, contractual terms, as well as government regulations. We monitor Medicaid legislative changes to determine what impact such legislation may have on our provision for Medicaid rebates. Rebates are reviewed on a quarterly basis against actual claims data to ensure the liability is fairly stated.

Cash Discounts — Cash discounts are provided to customers that pay within a specific period. The provision for cash discounts are estimated based upon invoice billings, utilizing historical customer payment experience. The Company’s customer’s payment experience is fairly consistent and most customer payments qualify for the cash discount. Accordingly, our reserve for cash discounts is readily determinable.

Returns and Other Allowances — The Company’s provision for returns and other allowances include returns, pricing adjustments, promotional allowances including loyalty cards and billback adjustments.

Consistent with industry practice, the Company maintains a returns policy that allows customers to return product for a credit. In accordance with the Company’s return goods policy, credits for customer returns of products are applied against outstanding account activity or settled by check. Product exchanges are not permitted. Customer returns of product are not resalable unless the return is due to a shipping error. The Company’s estimate of the provision for returns is based upon historical experience and current trends of actual customer returns. Additionally, we consider other factors when estimating the current period returns provision, including levels of inventory in the distribution channel, as well as significant market changes which may impact future expected returns, and may cause adjustments to the Company’s current period provision for returns when it appears product returns may differ from original estimates.

Pricing, which includes shelf stock adjustments, are credits issued to reflect price decreases in selling prices charged to the Company’s direct customers. Shelf stock adjustments are based upon the amount of product our customers have in their inventory at the time of an agreed-upon price reduction. The provision for shelf stock adjustments is based upon specific terms with the Company’s direct customers and includes estimates of existing customer inventory levels based upon their historical purchasing patterns. We regularly monitor all price changes to help evaluate the Company’s reserve balances. The adequacy of these reserves is readily determinable as pricing adjustments and shelf stock adjustments are negotiated and settled on a customer-by-customer basis.

Promotional allowances are credits that are issued in connection with a product launch or as an incentive for customers to carry our product. The Company establishes a reserve for promotional allowances based upon these contractual terms.

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Billback adjustments are credits that are issued to certain customers who purchase directly from us as well as indirectly through a wholesaler. These credits are issued in the event there is a difference between the customer’s direct and indirect contract price. The provision for billbacks is estimated based upon historical purchasing patterns of qualified customers who purchase product directly from us and supplement their purchases indirectly through our wholesale customers.

The following table summarizes the activity in the Company’s major categories of SRA (in millions):

	Chargebacks	Rebates	Returns and Other Allowances	Cash Discounts	Total
Balance at December 31, 2010	$100.8	$219.9	$89.3	$17.0	$427.0
Provision related to sales in 2011	1,308.1	1,113.2	306.6	120.5	2,848.4
Credits and payments	(1,248.0)	(844.1)	(273.9)	(102.6)	(2,468.6)

Balance at December 31, 2011	160.9	489.0	122.0	34.9	806.8

Add: Actavis Group Acquisition	94.3	359.4	171.4	9.7	634.8
Provision related to sales in 2012	1,522.4	1,484.4	485.5	155.2	3,647.5
Credits and payments	(1,566.1)	(1,482.0)	(429.4)	(162.9)	(3,640.4)

Balance at December 31, 2012	$211.5	$850.8	$349.5	$36.9	$1,448.7

Add: Warner Chilcott Acquistion	5.6	255.5	121.3	5.5	387.9
Less: Assets held for sale	—	(155.2)	(3.3)	(1.0)	(159.5)
Less: Actavis Acquisition adjustment	—	(31.0)	—	—	(31.0)
Provision related to sales in 2013	2,340.0	2,339.1	904.1	201.7	5,784.9
Credits and payments	(2,310.7)	(2,197.4)	(753.7)	(195.4)	(5,457.2)

Balance at December 31, 2013	$246.4	$1,061.8	$617.9	$47.7	$1,973.8

The following table summarizes the activity in gross-to-net revenues (in millions):

Year Ended December 31,	Gross Product Sales	Chargebacks	Rebates	Returns and Other Allowances	Cash Discounts	Net product sales
2011	$7,309.7	$1,308.1	$1,113.2	$306.6	$120.5	$4,461.3
2012	9,430.7	1,522.4	1,484.4	485.5	155.2	5,783.2
2013	14,276.7	2,340.0	2,339.1	904.1	201.7	8,491.8

Included in the tables above are accounts receivable deductions within SRA’s of $1,254.8 million and $814.3 million at December 31, 2013 and 2012, respectively. SRA balances in accounts receivable at December 31, 2013 increased $440.5 million compared to December 31, 2012. SRA’s within accounts payable and accrued expenses were $719.0 million and $634.4 million at December 31, 2013 and 2012, respectively, an increase of $84.6 million. The primary driver to the overall increase was the impact of the Warner Chilcott Acquisition ($387.9 million).

The provision for chargebacks as a percentage of gross product sales has decreased from 17.9% in 2011 to 16.1% in 2012 and 16.4% in 2013 primarily related to growth of international revenues as a result of the acquisitions of Specifar in 2011, and Ascent and Actavis in January and October 2012, respectively, in the Actavis Pharma Segment. The provision for rebates as a percentage of gross product sales has increased from 15.2% in 2011, to 15.7% in 2012 and to 16.4% in 2013 primarily related to the increase in commercial rebates of the

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

branded business due in large part to the Warner Chilcott Acquisition and the growth of international revenues as a result of the acquisitions of Specifar in 2011 and Ascent and Actavis in January and October 2012, respectively, in the Actavis Pharma segment. Returns and other allowances increased due to returns for new product launches and other allowances related to new product launches and customer and product mix. The increase in provision for cash discounts is due to the acquisitions of Specifar, Ascent, Actavis and Warner Chilcott.

The Company does not expect future payments of SRA to materially exceed our current estimates. However, if future SRA payments were to materially exceed our estimates, such adjustments may have a material adverse impact on our financial position, results of operations and cash flows.

Shipping and Handling Costs

The Company records shipping and handling costs in selling and marketing expenses. These expenses, which include the allocation of personnel costs associated with shipping and handling, were $153.0 million, $102.3 million and $72.9 million in the years ended December 2013, 2012 and 2011, respectively.

Litigation and Contingencies

The Company is involved in various legal proceedings in the normal course of its business, including product liability litigation, intellectual property litigation, employment litigation and other litigation. Additionally, the Company, in consultation with its counsel, assesses the need to record a liability for contingencies on a case-by-case basis in accordance with ASC Topic 450 “Contingencies” (“ASC 450”). Accruals are recorded when the Company determines that a loss related to a matter is both probable and reasonably estimable. These accruals are adjusted periodically as assessment efforts progress or as additional information becomes available. Acquired contingencies in business combinations are recorded at fair value to the extent determinable, otherwise in accordance ASC 450.

Concentration

For the year ended December 31, 2013, the Company’s largest customer accounted for 11% of the Company’s net revenues. For each of the years ended December 2012 and 2011 the Company’s two largest customers accounted for 16% and 14% individually, of the Company’s net revenues. No other individual customers accounted for more than 10% of net revenues. The acquisitions of Warner Chilcott and Actavis, and the related change in the mix of global sales resulting from these acquisitions had the impact of lowering overall concentration risk for the Company.

The Company’s accounts receivable primarily arise from product sales in North America and Europe and primarily represent amounts due from wholesalers, distributors, drug store chains and service providers in the health care and pharmaceutical industries, public hospitals and other government entities. Approximately 55% and 53% of the gross accounts receivable balance are concentrated among the Company’s four largest customers as of December 31, 2013 and 2012, respectively. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential uncollectible accounts. Actual losses from uncollectible accounts have been minimal.

Outside of the U.S., concentrations of credit risk with respect to accounts receivable are limited due to the wide variety of customers and markets using the Company’s products, as well as their dispersion across many different geographic areas. The Company monitors economic conditions, including volatility associated with international economies, and related impacts on the relevant financial markets and its business, especially in light of sovereign credit issues. As of December 31, 2013, the Company’s value of gross accounts receivable and allowance for potential uncollectible accounts in Western Europe were reduced as a result of the announced intention in 2013 to hold for sale our Actavis Pharma’s commercial infrastructure in France, Italy, Spain,

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Portugal, Belgium, Germany and the Netherlands, including products, marketing authorizations and dossier license rights. The remaining exposure in Western Europe due to deteriorating credit and economic conditions resides within Greece. The Company continues to monitor these conditions, including the length of time that it takes to collect on its accounts receivable outstanding in Greece. The Company does not expect to have write-offs or adjustments to accounts receivable which would have a material adverse effect on its financial position, liquidity or results of operations.

Certain of the Company’s finished products and raw materials are obtained from single source suppliers. Although the Company seeks to identify more than one source for its various finished products and raw materials, loss of a single source supplier could have an adverse effect on the Company’s results of operations, financial condition and cash flows. Further, a second source supplier may not be able to produce the same volumes of inventory as the Company’s primary supplier. Third-party manufactured products accounted for approximately 29%, 55% and 49% of our Actavis Pharma and Actavis Specialty Brands segments product sales in the years ended December 31, 2013, 2012 and 2011, respectively, including products supplied under authorized generic arrangements.

R&D Activities

R&D activities are expensed as incurred and consist of self-funded R&D costs, the costs associated with work performed under collaborative R&D agreements, regulatory fees, and milestone payments, if any. R&D expenses include direct and allocated expenses. R&D expenses incurred under collaborative agreements were approximately $100.6 million, $74.2 million and $21.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Income Taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities at the applicable tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings.

Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first financial reporting period in which that threshold is no longer met. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within the consolidated statements of income as income tax expense.

Comprehensive Income/(Loss)

Comprehensive income/(loss) includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders. Other comprehensive income /(loss) refers to revenues, expenses, gains and losses that are included in comprehensive income / (loss), but excluded from net

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income/(loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s other comprehensive income / (loss) is comprised of unrealized gains / (losses) on certain holdings of publicly traded equity securities, investments in U.S. treasury and agency securities and actuarial gains/(losses), net of realized gains / (losses) included in net income, net of tax and foreign currency translation adjustments.

Earnings Per Share (“EPS”)

The Company accounts for EPS in accordance with ASC Topic 260, “Earnings Per Share” (“ASC 260”) and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. Basic EPS is computed by dividing net (loss) / income by the weighted average common shares outstanding during a period. Diluted EPS is based on the treasury stock method and includes the effect from potential issuance of Ordinary Shares, such as shares issuable pursuant to the exercise of stock options and restricted stock units. Common share equivalents have been excluded where their inclusion would be anti-dilutive.

Our 2012 results included the Company’s then current estimate of shares issuable to the former shareholders of the Actavis Group. The number of shares issuable was based upon year over year growth in Cash EBITDA, as defined, in correlation with the Actavis Group Acquisition. Based on the Company’s then current estimate, the Company accounted for the issuance of 3.85 million shares associated with contingent earn-out. On March 28, 2013, based on further evaluation, the decision was made to award the remaining 1.65 million contingent shares.

A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following (in millions, except per share amounts):

	Years Ended December 31,
	2013	2012	2011
EPS — basic
Net (loss) / income attributable to common shareholders	$(750.4)	$97.3	$260.9

Basic weighted average ordinary shares outstanding	142.3	125.8	124.5

EPS — basic	$(5.27)	$0.77	$2.10

EPS — diluted
Net (loss) / income attributable to common shareholders	$(750.4)	$97.3	$260.9

Basic weighted average ordinary shares outstanding	142.3	125.8	124.5
Effect of dilutive securities:
Dilutive stock awards	—	2.6	2.0

Diluted weighted average ordinary shares outstanding	142.3	128.4	126.5

EPS — diluted	$(5.27)	$0.76	$2.06

Stock awards to purchase 2.1 million and 0.1 million common shares during the year ended December 31, 2013 and 2011, respectively, were outstanding, but not included in the computation of diluted EPS, because the awards were anti-dilutive. There were no anti-dilutive shares for the year ended December 31, 2012.

Employee Benefits

Defined Contribution Plans

The Company has a defined contribution plan that is a post-employment benefit plan under which the Company pays fixed contributions to a separate entity and has no legal or constructive obligation to pay further amounts. Obligations for contributions to the defined contribution plans are recognized as an employee benefit expense in the consolidated statement of operations in the periods during which the related services were rendered.

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined Benefit Plans

The Company recognizes the overfunded or underfunded status of each of its defined benefit plans as an asset or liability on its consolidated balance sheets. The obligations are generally measured at the actuarial present value of all benefits attributable to employee service rendered, as provided by the applicable benefit formula. The estimates of the obligation and related expense of these plans recorded in the financial statements are based on certain assumptions. The most significant assumptions relate to discount rate and expected return on plan assets. Other assumptions used may include employee demographic factors such as compensation rate increases, retirement patterns, expected employee turnover and participant mortality rates. The difference between these assumptions and actual experience results in the recognition of an asset or liability based upon a net actuarial (gain) / loss. If the total net actuarial (gain) / loss included in accumulated other comprehensive income / (loss) exceeds a threshold of 10% of the greater of the projected benefit obligation or the market related value of plan assets, it is subject to amortization and recorded as a component of net periodic pension cost over the average remaining service lives of the employees participating in the pension plan. Net periodic benefit costs are recognized in the consolidated statement of operations.

Share-based Compensation

The Company issues non-vested shares in the form of restricted stock and restricted stock units under its long-term equity incentives program. Non-vested shares granted to employees and directors are valued at the market price of the shares on the date of grant. Share-based compensation expense recognized during a period is based on the value of the portion of share-based awards that are expected to vest with employees. That is, share-based compensation expense is reduced for estimated future forfeitures. These estimates are revised in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation expense in the period in which the change in estimate occurs.

In connection with the Transactions, the Actavis Board of Directors modified the existing awards for its directors and executive officers during the second quarter of 2013 such that immediately prior to closing of the Warner Chilcott Acquisition, each stock option, share of restricted stock and restricted stock unit held became fully vested and exercisable and converted into a right to receive an Actavis plc ordinary share net of applicable tax withholding. The effect of the modification resulted in an increase of $38.3 million in stock compensation expense in the year ended December 31, 2013 (in addition to $3.0 million related to employer payroll taxes resulting from the one-time charge).

Restructuring Costs

The Company records liabilities for costs associated with exit or disposal activities in the period in which the liability is incurred. In accordance with existing benefit arrangements, employee severance costs are accrued when the restructuring actions are probable and estimable. Costs for one-time termination benefits in which the employee is required to render service until termination in order to receive the benefits are recognized ratably over the future service period. Refer to “NOTE 18 — Business Restructuring Charges” for more information.

Recent Accounting Pronouncements

In July 2013, the FASB issued guidance to address the diversity in practice related to the financial statement presentation of unrecognized tax benefits as either a reduction of a deferred tax asset or a liability when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company’s financial statement presentation is in accordance with this guidance; therefore this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2013, the FASB issued clarifying guidance for the release of the cumulative translation adjustment in accumulated other comprehensive income when an entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in the subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. This guidance is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 4 — Acquisitions and Other Agreements

Acquisition of Warner Chilcott

On October 1, 2013, the Company completed the Warner Chilcott Acquisition in a stock for stock transaction for a value, including the assumption of debt, of $9.2 billion. Warner Chilcott was a leading specialty pharmaceutical company focused on the women’s healthcare, gastroenterology, urology and dermatology segments of the branded pharmaceuticals market, primarily in North America.

Recognition and Measurement of Assets Acquired and Liabilities Assumed at Fair Value

The transaction has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. As of December 31, 2013, certain amounts relating to SRA reserves have not been finalized. The finalization of these matters may result in changes to goodwill and the Company expects to finalize such matters in 2014.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date:

(in millions)	Amount
Cash and cash equivalents	$179.5
Accounts receivable	306.1
Inventories	532.5
Other current assets	83.4
Property, plant and equipment	220.0
Other long-term assets	1.2
IPR&D intangible assets	1,708.0
Intangible assets	3,021.0
Goodwill	3,992.9
Current liabilities	(670.1)
Deferred tax liabilities, net	(40.6)
Other long-term liabilities	(99.6)
Outstanding indebtedness	(3,400.4)

Net assets acquired	$5,833.9

Consideration

The total consideration for the Warner Chilcott Acquisition of $5,833.9 million is comprised of the equity value of shares that were outstanding and vested prior to October 1, 2013 ($5,761.3 million) and the portion of outstanding equity awards deemed to have been earned as of October 1, 2013 ($72.6 million). The portion

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deemed not to have been earned ($77.4 million) as of October 1, 2013 will be expensed over the remaining future vesting period, including $45.4 million relating to Warner Chilcott restructuring charges recognized in the year ended December 31, 2013.

Inventories

The fair value of inventories acquired included a step-up in the value of inventories of $408.3 million. In the year ended December 31, 2013, the Company recognized $173.5 million as a component of cost of sales as the inventory acquired on October 1, 2013 was sold to the Company’s customers.

IPR&D and Intangible Assets

IPR&D intangible assets represent the value assigned to acquired R&D projects that, as of the acquisition date, had not established technological feasibility and had no alternative future use. The IPR&D intangible assets are capitalized and accounted for as indefinite-lived intangible assets and will be subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project and launch of the product, the Company will make a separate determination of the estimated useful life of the IPR&D intangible asset and the related amortization will be recorded as an expense over the estimated useful life (“IPR&D Acquisition Accounting”). Intangible assets represent CMPs and IPR&D and have an estimated weighted average useful life of 2.7 years.

The estimated fair value of the IPR&D and identifiable intangible assets was determined using the “income approach,” which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of those asset valuations include the estimated net cash flows for each year for each asset or product (including net revenues, cost of sales, R&D costs, selling and marketing costs and working capital/asset contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the potential regulatory and commercial success risks, competitive trends impacting the asset and each cash flow stream as well as other factors (the “IPR&D and Intangible Asset Valuation Technique”). The discount rates used to arrive at the present value at the acquisition date of CMPs was 8.0% and for IPR&D ranged from 8.0% to 9.0%, to reflect the internal rate of return and incremental commercial uncertainty in the cash flow projections. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results.

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table identifies the summarized amounts recognized and the weighted average useful lives of intangible assets:

(In millions)	Amounts Recognized as of Acquisition Date	Weighted Average Useful Lives (Years)
CMP:
Oral contraceptive franchise	$1,181.0	3.2
Mesalamine franchise	589.0	1.8
Estrace® Cream	397.0	2.1
Risedronate franchise	311.0	3.6
Doryx®	237.0	2.4
Enablex®	107.0	2.1
Other CMP products	199.0	3.9

Total CMP	3,021.0	2.7
IPR&D:
Mesalamine franchise	809.0
Oral Contraceptive segment	321.0
Estradiol	278.0
Urology segment	165.0
Other	135.0

Total IPR&D	1,708.0

Total identifiable intangible assets	$4,729.0

Goodwill

Among the primary reasons the Company acquired Warner Chilcott and factors that contributed to the preliminary recognition of goodwill were to expand the Company’s branded pharmaceuticals product portfolio, and to acquire certain benefits from the Warner Chilcott structure. The goodwill recognized from the Warner Chilcott Acquisition is not deductible for tax purposes. Goodwill from the Warner Chilcott Acquisition was assigned to the Actavis Specialty Brands segment.

Deferred Tax Liabilities, net

Deferred tax liabilities, net, include the impact resulting from identifiable intangible assets and inventory fair value adjustments. These adjustments create excess book basis over the tax basis which is multiplied by the statutory tax rate for the jurisdiction in which the deferred taxes exist.

Unaudited Pro Forma Results of Operations

The following table presents the unaudited pro forma consolidated operating results for the Company, as though the Warner Chilcott Acquisition had occurred as of the beginning of the prior annual reporting period. The unaudited pro forma results reflect certain adjustments related to past operating performance, acquisition costs and acquisition accounting adjustments, such as increased depreciation and amortization expense based on the fair valuation of assets acquired and the related tax effects. The pro forma results do not include any

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

anticipated synergies which may be achievable subsequent to the acquisition date. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor are they indicative of the future operating results of the combined company:

	Year Ended December 31,
(in millions; except per share amounts)	2013	2012
Net revenues	$10,468.2	$10,555.3
Net (loss) attributable to common shareholders	$(244.2)	$(445.4)
Earnings per share:
Basic	$(1.72)	$(2.68)
Diluted	$(1.72)	$(2.68)

Divested Products

In order to obtain regulatory clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“Hart-Scott-Rodino”), as amended, in connection with the Warner Chilcott Acquisition, the Company was required to divest certain assets. On October 1, 2013, four generic pharmaceutical products were sold to Amneal Pharmaceuticals for consideration of $10.0 million, subject to certain refunds of purchase price provisions, which had a deminimis impact on the consolidated statement of operations. The divested products consisted of both commercial and development stage products in both oral contraceptive and osteoporosis treatment. Net sales of divested products were $2.5 million, $4.6 million and $0.7 million in the years ended December 31, 2013, 2012 and 2011, respectively.

Acquisition-Related Expenses

Included in general and administrative expenses for the year ended December 31, 2013 are restructuring charges of $124.7 million, including stock-based compensation ($45.4 million), and $45.6 million for acquisition and integration costs including advisory, legal and regulatory costs incurred in connection with the Warner Chilcott Acquisition. Additionally, the acceleration of directors and named executive officers unvested equity-based awards immediately prior to the Transactions resulted in $41.3 million of general and administrative expenses in the year ended December 31, 2013.

Acquisition of Medicines360

On June 11, 2013, the Company entered into an exclusive license agreement with Medicines360 to market, sell and distribute Medicines360’s LNG20 intrauterine device (“LNG 20”) in the U.S. and in Canada for a payment of approximately $52.3 million. According to the terms of the agreement, the Company is also required to pay Medicines360 certain regulatory and sales based milestone payments totaling up to $125.0 million plus royalties (the “Medicines360 Acquisition”). Medicines360 retained the rights to market the product in the U.S. public sector, including family planning clinics that provide services to low-income women. LNG20, originally developed by Uteron Pharma S.P.R.L. in Belgium (now a subsidiary of the Company), is designed to deliver 20 mcg of levonorgestrel per day for the indication of long-term contraception, and is currently in Phase III clinical trials in the United States. Pending FDA approval, the LNG20 product could be launched in the U.S. as early as 2014. The transaction has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their respective fair values as of the acquisition date. In connection with the acquisition, the Company recorded $191.7 million in IPR&D, $6.7 million in prepaid R&D and contingent consideration of $146.1 million.

Unaudited Pro Forma Results of Operations

Pro forma results of operations have not been presented because the effect of the Medicines360 Acquisition was not material.

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of Uteron Pharma, SA

On January 23, 2013, the Company completed the acquisition of Uteron Pharma, SA for approximately $142.0 million in cash, plus assumption of debt and other liabilities of $7.7 million and up to $155.0 million in potential future milestone payments (the “Uteron Acquisition”). The acquisition expanded the Company’s Specialty Brands’ pipeline of Women’s Health products including two potential near term commercial opportunities in contraception and infertility, and one oral contraceptive project projected to launch by 2018. Several additional products in earlier stages of development were also acquired in the Uteron Acquisition.

Recognition and Measurement of Assets Acquired and Liabilities Assumed at Fair Value

The transaction has been accounted for using the acquisition method of accounting. The following table summarizes the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date:

(in millions)	Amount
Accounts receivable	$1.6
Other current assets	1.2
Property, plant & equipment	5.7
Other long-term assets	0.5
IPR&D intangible assets	250.0
Goodwill	26.4
Current liabilities, excluding current portion of debt	(8.0)
Long-term deferred tax and other tax liabilities	(82.5)
Contingent consideration	(43.4)
Debt	(5.2)
Other long-term liabilities	(4.3)

Net assets acquired	$142.0

IPR&D

The fair value of the IPR&D intangible assets as determined by IPR&D Acquisition Accounting was determined using the IPR&D and Intangible Asset Valuation Technique. The discount rate used to arrive at the present value of IPR&D intangible assets as of the acquisition date was 22% to reflect the internal rate of return and incremental commercial uncertainty in the cash flow projections. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results.

Contingent Consideration

Additional consideration is conditionally due to the seller upon the achievement of certain milestones in respect to the development and commercialization of the products as well as reaching certain sales targets. The Company estimated the fair value of the contingent consideration to be $43.4 million using a probability weighting approach that considered the possible outcomes based on assumptions related to the timing and probability of the product launch date, discount rates matched to the timing of first payment, and probability of success rates and discount adjustments on the related cash flows.

Long-Term Deferred Tax Liabilities and Other Tax Liabilities

Long-term deferred tax liabilities and other tax liabilities result from identifiable intangible assets fair value adjustments. These adjustments create excess book basis over the tax basis which is multiplied by the statutory tax rate for the jurisdiction in which the deferred taxes exist.

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unaudited Pro Forma Results of Operations

Pro forma results of operations have not been presented because the effect of the Uteron Acquisition was not material.

Acquisition of Actavis Group

On October 31, 2012, the Company completed the Actavis Group Acquisition. The Actavis Group was a privately held generic pharmaceutical company specializing in the development, manufacture and sale of generic pharmaceuticals. With the Actavis Group Acquisition, the Company significantly expanded its international market presence in established markets including Europe and MEAAP. In addition, the acquisition expanded the Company’s product portfolio and pipeline in modified release, solid oral dosage and transdermal products into semi-solids, liquids and injectables. Actavis Group results are included in the Actavis Pharma and Actavis Specialty Brands segments as of the acquisition date.

The Company funded the cash portion of the transaction through a combination of term loan borrowings and senior unsecured notes. For additional information, refer to “Note 13 — Long-term Debt.”

Recognition and Measurement of Assets Acquired and Liabilities Assumed at Fair Value

The transaction has been accounted for using the acquisition method of accounting. The following table summarizes the final fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date:

(in millions)	Amount
Cash and cash equivalents	$110.5
Accounts receivable	527.9
Inventories	680.1
Other current assets	274.7
Property, plant and equipment	763.0
Other long-term assets	16.9
IPR&D intangible assets	272.9
Intangible assets	2,268.0
Goodwill	2,868.8
Current liabilities	(1,365.5)
Long-term deferred tax and other tax liabilities	(735.5)
Other long-term liabilities	(176.0)
Long-term debt	(14.1)
Noncontrolling interests	(21.9)

Net assets acquired	$5,469.8

Inventories

The fair value of inventories acquired included a step-up in the value of inventories of approximately $137.3 million. In the years ended December 31, 2013 and 2012, the Company recognized $93.5 million (which includes the U.S. dollar impact of foreign currency on EURO denominated inventory) and $44.1 million, respectively, as a component of cost of sales as the inventory acquired was sold to the Company’s customers.

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

IPR&D and Intangible Assets

The fair value of the IPR&D intangible assets as determined by IPR&D Acquisition Accounting and the fair value of intangible assets was determined using the IPR&D and Intangible Asset Valuation Technique. Intangible assets represent product rights, trademarks, customer relationships and technology rights and have an estimated weighted average useful life of 10.8 years.

The discount rates used to arrive at the present value of product right intangible assets as of the acquisition date ranged from 8.8% to 11.5% to reflect the internal rate of return and incremental commercial uncertainty in the cash flow projections. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results. The following table identifies the summarized amounts recognized and the weighted average useful lives of intangible assets.

(In millions)	Amounts Recognized as of Acquisition Date	Weighted Average Useful Lives (Years)
CMPs
Top 6 Global CMP	$570.3	6.5
Americas	505.1	7.0
Europe
Western Europe, excluding U.K.	116.7	7.0
U.K.	103.7	6.9
Central Eastern Europe (“CEE”), excluding Russia	194.4	9.0
Russia	25.9	9.0

Total Europe	440.7	8.0
MEAAP
MEAAP, excluding Indonesia	155.6	8.0
Indonesia	25.9	8.0

Total MEAAP	181.5	8.0

Total CMP	1,697.6	7.2
IPR&D:
Americas	246.9
Europe
Western Europe, excluding U.K.	13.0
CEE, excluding Russia	13.0

Total Europe	26.0

Total IPR&D	272.9
Other finite lived intangible assets:
Trademarks	427.8	23.9
Customer relationships	103.7	15.0
Technology rights	38.9	15.0

Total Other finite lived intangible assets:	570.4	21.7

Total identifiable intangible assets	$2,540.9	10.8

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

Among the primary reasons the Company acquired the Actavis Group and factors that contributed to the preliminary recognition of goodwill were a strong commercial presence on an expanded global basis. In addition, the acquisition expanded the Company’s product portfolio and pipeline in modified release, solid oral dosage and transdermal products into semi-solids, liquids and injectables. The goodwill recognized from the Actavis Group Acquisition is not deductible for tax purposes. Goodwill from the Actavis Group Acquisition was assigned to the Actavis Pharma and Actavis Specialty Brands segments.

Contingent Consideration

At December 31, 2012, the Company estimated the Actavis Group earn-out to be 3.85 million shares. On March 28, 2013, based on further evaluation, the decision was made to award the remaining 1.65 million contingent shares. Accordingly, during the first quarter of 2013, the Company recorded expense of $150.3 million for contingent consideration as a result of the decision to award all remaining contingent shares.

Long-Term Deferred Tax Liabilities and Other Tax Liabilities

Long-term deferred tax liabilities and other tax liabilities result from identifiable intangible assets fair value adjustments. These adjustments create excess book basis over the tax basis which is multiplied by the statutory tax rate for the jurisdiction in which the deferred taxes exist.

Unaudited Pro Forma Results of Operations

The following table presents the unaudited pro forma consolidated operating results for the Company, as though the Actavis Group Acquisition had occurred as of the beginning of the prior annual reporting period. The unaudited pro forma results reflect certain adjustments related to past operating performance, acquisition costs and acquisition accounting adjustments, such as increased depreciation and amortization expense based on the fair valuation of assets acquired, the impact of acquisition financing in place at January 1, 2012 and the related tax effects. The pro forma results do not include any anticipated synergies which may be achievable subsequent to the acquisition date. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor are they indicative of the future operating results of the combined company:

	Year Ended December 31,
(in millions; except per share amounts)	2012	2011
Net revenues	$8,082.7	$7,090.7
Net income / (loss) attributable to common shareholders	$111.6	$(429.4)
Earnings per share:
Basic	$0.86	$(3.35)
Diluted	$0.85	$(3.35)

Divested Products

In order to obtain regulatory clearance under the Hart-Scott-Rodino, in connection with the Actavis Group Acquisition, the Company was required to divest certain assets. On October 31, 2012, a total of 22 generic pharmaceutical products owned by either Actavis Group or Watson Pharmaceuticals, Inc. were sold to Par Pharmaceuticals Companies, Inc. and Sandoz, Inc., which resulted in a gain of $24.0 million in the fourth quarter of 2012. The divested products consisted of both commercial and development stage products in a number of therapeutic categories where the two companies owned overlapping products. Watson Pharmaceuticals, Inc.’s net sales of divested products were $18.5 million and $7.3 million for the years ended December 31, 2012 and 2011,

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. Actavis Group’s net sales of divested products were $60.8 million and $90.2 million for the years ended December 31, 2012 and 2011, respectively. The sale of the Actavis Group divested products did not have an impact on our net revenues as these amounts were not included in the results of operations of the Company for the respective periods. For the years ended December 31, 2012 and 2011, no one product accounted for more than one percent of the Company’s consolidated net revenues.

Measurement Period Adjustments

In connection with the Actavis Group Acquisition, the Company has notified the Centers for Medicare and Medicaid Services (“CMS”) that certain Medicaid price submissions require adjustment for the period 2007 through 2012. The Company is in the process of completing that resubmission. The Company has proposed to CMS that periods prior to 2007 not be recalculated and as a result no amounts have been estimated for those periods. The Company recorded a measurement period adjustment of $31.0 million to reduce the estimated liability originally recorded in the acquisition accounting in the third quarter of 2013. The amount was not considered material and therefore prior periods have not been revised.

Acquisition-Related Expenses

Included in general and administrative expenses for the years ended December 31, 2013 and 2012 is acquisition costs totaling $26.8 million and $73.5 million, respectively, for acquisition and integration costs including advisory, legal and regulatory costs incurred in connection with the Actavis Group Acquisition.

Acquisition of Ascent Pharmahealth Ltd.

On January 24, 2012, the Company acquired all of the outstanding equity of Ascent Pharmahealth Ltd. (“Ascent”) the Australian and Southeast Asian generic pharmaceutical business of Strides Arcolab Ltd. for AU$376.6 million, or approximately $392.6 million, including working capital adjustments (the “Ascent Acquisition”). As a result of the acquisition, the Company enhanced its commercial presence in Australia and gained selling and marketing capabilities in Southeast Asia. In Australia, Ascent markets generic, brands, OTC and dermatology and skin care products. In Southeast Asia, Ascent markets generic and OTC products. Ascent’s Southeast Asian business includes commercial operations in Singapore, Malaysia, Hong Kong, Vietnam and Thailand. Ascent operates a manufacturing facility in Singapore for generic products in Southeast Asian markets. Ascent’s results are included in the Actavis Pharma segment as of the acquisition date.

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recognition and Measurement of Assets Acquired and Liabilities Assumed at Fair Value

The transaction has been accounted for using the acquisition method of accounting. The following table summarizes the final fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at acquisition date:

(in millions)	Amount
Cash and cash equivalents	$9.1
Accounts receivable	29.7
Inventories	27.2
Other current assets	3.3
Property, plant & equipment	4.4
Intangible assets	192.6
Goodwill	214.3
Current liabilities	(35.7)
Long-term deferred tax and other tax liabilities	(51.8)
Other long-term liabilities	(0.4)
Long-term debt	(0.1)

Net assets acquired	$392.6

Intangible Assets

Intangible assets represent product rights, contractual rights and trade names and have an estimated weighted average useful life of nine years. The estimated fair value of the identifiable intangible assets was determined using the IPR&D and Intangible Asset Valuation Technique. The discount rates used to arrive at the present value of product right intangible assets as of the acquisition date ranged from 7.5% to 10.0% to reflect the internal rate of return and incremental commercial uncertainty in the cash flow projections. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results.

Goodwill

Among the primary reasons the Company acquired Ascent and factors that contributed to the preliminary recognition of goodwill were a strong commercial presence in the Australian and Southeast Asian pharmaceutical markets, history of operating margins and profitability, opportunity to generate revenue as well as a platform to grow in additional Southeast Asian markets. The goodwill recognized from the Ascent Acquisition is not deductible for tax purposes. All goodwill from the Ascent acquisition was assigned to the Actavis Pharma segment.

Long-Term Deferred Tax Liabilities and Other Tax Liabilities

Long-term deferred tax liabilities and other tax liabilities result from identifiable intangible assets fair value adjustments. These adjustments create excess book basis over the tax basis which is multiplied by the statutory tax rate for the jurisdiction in which the deferred taxes exist.

Acquisition-Related Expenses

Included in general and administrative expenses for the year ended December 31, 2012 is acquisition costs totaling $5.0 million for advisory, legal and regulatory costs incurred in connection with the Ascent Acquisition.

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unaudited Pro Forma Results of Operations

Pro forma results of operations have not been presented because the effect of the acquisition was not material.

Acquisition of Specifar

On May 25, 2011, the Company and each of the shareholders (together, the “Sellers”) of Paomar PLC (“Paomar”) entered into a stock purchase agreement pursuant to which the Company purchased all of the outstanding equity of Paomar for cash totaling €400.0 million, or approximately $561.7 million at closing, subject to a net of working capital adjustment of €1.5 million, or approximately $2.2 million, and certain contingent consideration (the “Specifar Acquisition”). Paomar is a company incorporated under the laws of Cyprus and owner of 100 percent of the shares of Specifar Commercial Industrial Pharmaceutical, Chemical and Construction Exploitations Societe Anonyme, a company organized under the laws of Greece. Specifar owns 100 percent of the shares of Alet Pharmaceuticals Industrial and Commercial Societe Anonyme (“Alet”). The contingent consideration due to the Specifar Acquisition (not to exceed an aggregate total of €40.0 million) is based on the gross profits on sales of the generic tablet version of Nexium® (esomeprazole) developed by Specifar during its first five years of sales in countries including major markets in Europe, Asia and Latin America, as well as in Canada. For additional information on the contingent payment, refer to “NOTE 20 — Fair Value Measurements”.

Through the Specifar Acquisition, the Company gained a generic pharmaceuticals product development company that develops and out-licenses generic pharmaceutical products primarily in Europe. In addition, the acquisition enhanced the Company’s commercial presence in key European markets by providing a portfolio of products and provides a commercial presence in the branded-generic Greek pharmaceuticals market, including the Specifar and Alet brands of products. The Company funded the transaction using cash on hand and borrowings from the Company’s credit facility. Specifar results are included in the Actavis Pharma segment subsequent to the acquisition date.

Recognition and Measurement of Assets Acquired and Liabilities Assumed at Fair Value

The transaction has been accounted for using the acquisition method of accounting. The following table summarizes the final fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at acquisition date:

(in millions)	Amount
Cash and cash equivalents	$0.6
Accounts receivable	20.6
Inventories	27.1
Other current assets	9.3
Property, plant & equipment	65.1
IPR&D intangible assets	164.3
Intangible assets	265.1
Goodwill	195.1
Other assets	5.6
Current liabilties	(28.4)
Long-term deferred tax and other tax liabilities	(94.6)
Long-term debt	(27.9)
Other long-term liabilities	(42.4)

Net assets acquired	$559.5

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2011, the Company paid and retired $28.8 million in long-term debt assumed in the Specifar Acquisition. During the year ended December 31, 2012, the Company recorded an impairment loss of $40.3 million related to a manufacturing facility located in Greece that was acquired as part of the Specifar Acquisition. The impairment for the Greece facility was due to a change in the intended use of the facility as a result of the Company’s decision during the third quarter of 2012 to discontinue further construction as a result of the Actavis Group Acquisition.

Inventories

The fair value of inventories acquired includes a step-up in the value of inventories of approximately $10.0 million, which was recognized as a component of cost of sales as the inventory acquired was sold to the Company’s customers during the year ended December 31, 2011.

IPR&D and Intangible Assets

The fair value of the IPR&D intangible assets as determined by IPR&D Acquisition Accounting and the fair value of intangible assets was determined using the IPR&D and Intangible Asset Valuation Technique. The discount rate used to arrive at the present value of IPR&D projects as of the acquisition date was approximately 17.0% to reflect the internal rate of return and incremental commercial uncertainty in the projections as the products have not yet received regulatory approval. The major risks and uncertainties associated with the timely and successful completion of the IPR&D projects include development, legal and regulatory risk. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change or the timely completion of each project to commercial success will occur. For these and other reasons, actual results may vary significantly from estimated results.

Intangible assets represent currently marketed products and have an estimated weighted average useful life of 7.0 years. IPR&D intangible assets represent products that were expected to be approved for marketing over the next few years.

During the year ended December 31, 2012, the Company recorded impairment charges of $117.8 million related to product rights and IPR&D acquired in connection with the Specifar Acquisition. The impairment relating to the intangible assets acquired in connection with the Specifar Acquisition related to esomeprazole product rights following the Company decision to discontinue selling the product as a result of products acquired in connection with the Actavis Group Acquisition ($16.8 million). In addition, the Company recorded a charge related to three products in development as a result of various factors occurring during the same period mainly related to delays in expected launch dates, competitive factors resulting in realization of lower pricing and incremental costs related to manufacturing efforts. These events led to revised estimates of the fair value of each IPR&D asset compared to the carrying values ($101.0 million).

Goodwill Allocation

Among the primary reasons the Company entered into the Specifar Acquisition and factors that contributed to a purchase price allocation resulting in the recognition of goodwill were a history of operating margins and profitability, a strong R&D organization and the ability to expand the Company’s commercial footprint on a global basis, which will enable it to expand its product offerings. The goodwill recognized from the Specifar Acquisition is not deductible for tax purposes. All goodwill from the Specifar Acquisition was assigned to the Actavis Pharma segment.

Contingent Consideration

The Company’s purchase price allocation determined the fair value of the contingent consideration obligation to be $35.5 million based on a probability-weighted income approach derived from revenue estimates

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and post-tax gross profit levels and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. During the year ended December 31, 2012, the Company recorded fair value adjustments resulting in a gain of $27.5 million based on forecasted esomeprazole profits. As of December 31, 2013, all contingent consideration has been settled.

Long-Term Deferred Tax Liabilities and Other Tax Liabilities

Long-term deferred tax liabilities and other tax liabilities result from purchase accounting adjustments for the inventory fair value step-up and identifiable IPR&D and intangible assets fair value adjustments. These adjustments create excess book basis over the tax basis which is multiplied by the statutory tax rate for the jurisdiction in which the deferred taxes exist.

Acquisition-Related Expenses

Included in general and administrative expenses for the year ended December 31, 2011 is acquisition costs totaling $6.5 million for advisory, legal and regulatory costs incurred in connection with the Specifar Acquisition.

Other Agreements

Actavis (Foshan) Pharmaceuticals Co., Ltd. Assets Held for Sale

During the year ended December 31, 2013, the Company held its Chinese subsidiary, Actavis (Foshan) Pharmaceuticals Co., Ltd. (“Foshan”), for sale. On January 24, 2014, the Company completed an agreement with Zhejiang Chiral Medicine Chemicals Co., Ltd to acquire its interest in Foshan (the “Foshan Sale”). The Company intends to continue further commercial operations in China in collaboration with our preferred business partners. As a result of the transaction, the Company recognized an impairment on the net assets held for sale of $8.4 million in the year ended December 31, 2013.

Western European Assets Held for Sale

During the year ended December 31, 2013, the Company held for sale our Actavis’ Pharma’s commercial infrastructure in France, Italy, Spain, Portugal, Belgium, Germany and the Netherlands, including products, marketing authorizations and dossier license rights. The Company believes that the potential divestiture allows the Company to focus on faster growth markets including Central and Eastern Europe, and other emerging markets which we believe will enhance our long-term strategic objectives. On January 17, 2014, we announced our intention to enter into an agreement with Aurobindo Pharma Limited to sell these businesses. The transaction is conditional on certain antitrust approvals and completion of employee consultation processes, which is anticipated in the year ending December 31, 2014. As a result of the transaction, the Company recognized an impairment on the net assets held for sale of $34.3 million in the year ended December 31, 2013.

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents the global net assets held for sale:

As of December 31, 2013
Cash and cash equivalents	$37.0
Accounts receivable, net	94.2
Inventories, net	122.9
Prepaid expenses and other current assets	59.6
Impairment on the assets held for sale	(42.7)

Total assets held for sale	$271.0

Accounts payable and accrued expenses	$246.6

Total liabilities held for sale	$246.6

Net assets held for sale	$24.4

Amendment to Sanofi Collaboration Agreement

On October 28, 2013, Warner Chilcott Company, LLC (“WCCL”), our indirect wholly-owned subsidiary, and Sanofi- Aventis U.S. LLC (“Sanofi”) entered into an amendment (the “Sanofi Amendment”) to the global collaboration agreement as amended (the “Collaboration Agreement”) to which WCCL and Sanofi are parties. WCCL and Sanofi co-develop and market Actonel® and Atelvia® (risedronate sodium) on a global basis, excluding Japan.

Pursuant to the Sanofi Amendment, the parties amended the Collaboration Agreement with respect to Actonel® and Atelvia® in the U.S. and Puerto Rico (the “Exclusive Territory”) to provide that, in exchange for the payment of a lump sum of $125.0 million by WCCL to Sanofi in the year ended December 31, 2013, WCCL’s obligations with respect to the global reimbursement payment, which represented a percentage of Actavis’ net sales as defined, as it relates to the Exclusive Territory for the year ended December 31, 2014, shall be satisfied in full. The Sanofi Amendment did not and does not apply to or affect the parties’ respective rights and obligations under the Collaboration Agreement with respect to (i) the remainder of 2013 or (ii) territories outside the Exclusive Territory. The $125.0 million was recorded as an intangible asset during the year ended December 31, 2013, which will be amortized over the course of the year ending December 31, 2014.

Endo Pharmaceuticals Inc.

The Company entered into an agreement with Endo Pharmaceuticals Inc. (“Endo”) and Teikoku Seiyaku Co., Ltd to settle all outstanding patent litigation related to the Company’s generic version of Lidoderm®. Per the terms of the agreement, on September 15, 2013, the Company launched its generic version of Lidoderm® (lidocaine topical patch 5%) to customers in the U.S. more than two years before the product’s patents expire. Under applicable Hatch Waxman rules, the Company believes it is entitled to 180 days of marketing exclusivity. Lidoderm® is a local anesthetic indicated to relieve post-shingles pain. Additionally, under the terms of the agreement, the Company has received and distributed branded Lidoderm® prior to the launch of the generic version of Lidoderm®.

Palau Pharma, S.A.

On August 1, 2013, the Company entered into a purchase agreement with Palau Pharma S.A. (“Palau”) to acquire worldwide product rights to develop and commercialize albaconazole for the treatment of candidiasis.

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company simultaneously entered into a manufacturing and supply agreement with Palau for the supply of clinical and commercial quantities of the products. In connection with the execution of the agreements, the Company paid an upfront non-refundable payment of €10.0 million, or $13.4 million to Palau, which was recorded as R&D expense in the year ended December 31, 2013. The agreement also provides for certain future milestone payments up to €18.0 million in aggregate upon the successful completion of Phase III trials of the products, and regulatory approvals.

Metronidazole 1.3% Vaginal Gel and Zovirax Ointment and Cream

On May 1, 2013, the Company entered into an agreement to acquire the worldwide rights to Valeant Pharmaceuticals International, Inc. (“Valeant”) metronidazole 1.3% vaginal gel antibiotic development product, a topical antibiotic for the treatment of bacterial vaginosis. Under the terms of the agreement, the Company will acquire the product upon FDA approval for approximately $57.0 million which includes upfront ($1.0 million) and certain milestone payments ($11.0 million), and guaranteed royalties for the first three years of commercialization. Upon FDA approval or receipt of product launch quantity, the Company will account for this transaction using the acquisition method of accounting. In the event of generic competition on metronidazole 1.3% and should the Company choose to launch an authorized generic product, the Company would share the gross profits of the authorized generic with Valeant.

On April 5, 2013, the Company and Valeant entered into an agreement for the Company to be the exclusive marketer and distributor of the authorized generic version of Valeant’s Zovirax® ointment (acyclovir 5%) product. Under the terms of the agreement, Valeant will supply the Company with a generic version of Valeant’s Zovirax® ointment product and the Company will market and distribute the product in the U.S. Additionally, Valeant granted the Company the exclusive right to co-promote Zovirax® cream (acyclovir 5%) to obstetricians and gynecologists in the U.S. and the Company granted Valeant the exclusive right to co-promote Actavis Specialty Brands’ Cordran® Tape (flurandrenolide) product in the U.S. Under terms of the agreement related to the co-promotion of Zovirax® cream, the Company will utilize its existing Specialty Brands sales and marketing structure to promote the product and will receive a co-promotion fee from sales generated by prescriptions written by its defined targeted physician group. The fees earned by the Company under the Zovirax cream co-promotion arrangement will be recognized in other revenues in the period earned. Under the terms of the Cordran® Tape co-promotion agreement, Valeant will utilize its existing Dermatology sales and marketing structure to promote the product, and will receive a co-promotion fee on sales. The fees paid by the Company under the Cordran Tape arrangement will be recognized in the period incurred as selling and marketing expenses.

Sale of Equity Interest in Moksha8 Pharmaceuticals, Inc.

On October 22, 2012, we sold our investment in Moksha8 Pharmaceuticals, Inc. (“Moksha8”) for $46.6 million (the “Moksha8 Sale”). Simultaneously, we expanded our ongoing sales and marketing collaboration with Moksha8 by granting a license to Moksha8 for five new branded generic products to be developed for the Brazilian and Mexican markets in exchange for defined milestones and sales royalties. We retained generic marketing rights in each market for all products licensed to Moksha8. As a result of the sale, the Company recorded a gain of $28.8 million in other income (expense) in the year ended December 31, 2012. During the year ended December 31, 2013, the Company terminated the agreement with Moksha8 resulting in a loss of $4.0 million.

Rugby OTC Business

On October 29, 2012, the Company sold our Rugby Group, Inc. (“Rugby”) OTC pharmaceutical products and trademarks to The Harvard Drug Group, L.L.C. (“Harvard”) for $116.6 million (the “Rugby Sale”). Under the terms of the agreement, Harvard acquired the Rugby trademark and all rights to market, sell and distribute OTC products and nicotine gum products sold under the trademark. We retained all rights to manufacture, sell

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and distribute all store-branded OTC and nicotine gum products, as well as other non-Rugby OTC products in our portfolio. We retained ownership of our nicotine gum Abbreviated New Drug Applications (“ANDAs”), as well as nicotine gum manufacturing facilities. Also, as part of the transaction, we entered into a supply and license agreement with Harvard under which we manufacture and supply nicotine gum products sold under the Rugby and Major labels. Major is Harvard’s existing private label brand. In connection with the sale of the Rugby assets, the Company recorded a gain of $88.7 million in other income (expense) in the year ended December 31, 2012.

Actavis Pharma Business Development

The Company’s two most significant products in 2012 were the authorized generic version of Concerta® (methylphenidate ER) and Lipitor® (atorvastatin), which on a combined basis comprised 20.8% of the Company’s revenues. These products were sold pursuant to exclusive marketing arrangements.

In November 2010, the Company entered into an exclusive agreement with Ortho-McNeil-Janssen Pharmaceuticals, Inc. (“OMJPI”) to market the authorized generic version of Concerta® (methylphenidate ER). Under the terms of the agreement, OMJPI supplies the Company with product. The Company launched its authorized generic of Concerta® on May 1, 2011.

Under the terms of its agreement with OMJPI, the Company pays a royalty to OMJPI based on the gross profit of product revenues as defined in the agreement. During 2012, the royalty payable to OMJPI ranged from 50% to 55% of sales. In 2013, the Company’s royalty payable on sales of methylphenidate ER declined to 30% when a third party competitor launched a competing bioequivalent product. The change in royalty was a one-time event and was applied on a strength-by-strength basis following the launch of the first third-party generic competitor. This royalty includes the cost of the product supplied by OMJPI. The agreement with OMJPI expires on December 31, 2014 and is subject to normal and customary early termination provisions. The agreement with OMJPI has been accounted for as a distribution arrangement. Accordingly, the Company has recorded the net sales of the authorized generic product in the period earned and reflected the cost of product sold and the royalty payments to OMJPI in costs of goods sold in the period incurred.

During 2011 and 2012, Atorvastatin was sold pursuant to an exclusive agreement with Pfizer, Inc. (“Pfizer”). The Company launched its authorized generic of Lipitor® on November 30, 2011. Due to the significant decline in the market for this product, the Company agreed to terminate this agreement effective January 1, 2013. In exchange, the Company is entitled to receive a royalty on future sales of the product by Pfizer through 2015.

Biosimilars Collaborations

On December 19, 2011, the Company entered into a collaboration agreement with Amgen, Inc. (“Amgen”) to develop and commercialize, on a worldwide basis, several oncology antibody biosimilar medicines (the “Amgen Collaboration Agreement”). Under the terms of the agreement, Amgen assumed primary responsibility for developing, manufacturing and initially commercializing the oncology antibody products. The Company agreed to contribute up to $400.0 million in co-development costs over the course of development, including the provision of development support, and will share product development risks. As of December 31, 2013, the Company has outstanding commitments of up to $312.4 million under the agreement. In addition, the Company will contribute its significant expertise in the commercialization and marketing of products in highly competitive specialty and generic markets, including helping effectively manage the lifecycle of the biosimilar products. The collaboration products are expected to be sold under a joint Amgen/Actavis label. The Company will initially receive royalties and sales milestones from product revenues. The collaboration will not pursue biosimilars of Amgen’s proprietary products.

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On July 13, 2012, the Company entered into a global license agreement with Synthon, obtaining an exclusive license to its trastuzumab molecule, which is being developed as a biosimilar to Herceptin®. The Company subsequently assigned the agreement to Amgen, and contributed the product to the Company’s biosimilars collaboration with Amgen. Under the terms of the Synthon agreement, Amgen and the Company will assume all responsibility for worldwide development and commercialization of biosimilar trastuzumab, including Phase III clinical trials and global manufacturing. The agreement entitles Synthon to an initial payment and the opportunity to receive a milestone payment and royalties on net sales. Synthon will also receive compensation for transitional support activities provided under the agreement.

NOTE 5 — Share-Based Compensation

The Company recognizes compensation expense for all share-based compensation awards made to employees and directors based on the fair value of the awards on the date of grant. A summary of the Company’s share-based compensation plans is presented below.

Equity Award Plans

The Company has adopted several equity award plans, all of which have been approved by the Company’s shareholders, which authorize the granting of options, restricted shares, restricted stock units and other forms of equity awards of the Company’s ordinary shares, subject to certain conditions. At December 31, 2013, the Company had reserved 10.2 million of its ordinary shares for issuance of share-based compensation awards under the Company’s equity award plans, which includes 1.3 million shares reserved under the Warner Chilcott plan.

Option award plans require options to be granted at the fair value of the shares underlying the options at the date of the grant and generally become exercisable over periods ranging from three to five years. Each option granted expires ten years from the date of grant. During the year ended December 31, 2013, the Company issued 225,000 stock options with an aggregate fair value of $4.9 million. The grant date fair value of options is based on a Black-Scholes grant date fair value of $21.63 per share. There were no option grants during the years ended December 31, 2012 and 2011. The Compensation Committee of the Company’s Board of Directors (the “Board”) authorized and issued restricted stock and restricted stock units to the Company’s employees, including its executive officers and certain non-employee directors (the “Participants”) under the Company’s equity compensation plans. Restricted stock awards are grants that entitle the holder to shares of Ordinary Shares, subject to certain terms. Restricted stock unit awards are grants that entitle the holder the right to receive an Ordinary Share, subject to certain terms. Restricted stock and restricted stock unit awards (both time-based vesting and performance-based vesting) generally have restrictions eliminated over a one to four year vesting period. Restrictions generally lapse for non-employee directors after one year. Certain restricted stock units are performance-based awards issued at a target number with the actual number of restricted shares issued ranging based on achievement of the performance criteria.

During the year-ended December 31, 2013, the Company incurred $45.4 million of stock-based compensation relating to the Warner Chilcott Acquisition. These costs included the immediate vesting of outstanding equity for certain employees on October 1, 2013, as well as the recognition of compensation over the remaining vesting period for severed employees.

Fair Value Assumptions

The Company has granted equity-based incentives to its employees comprised of restricted stock and restricted stock units. All restricted stock and restricted stock units (whether time-based vesting or performance-based vesting), are granted and expensed, using the closing market price per share on the applicable grant date, over the applicable vesting period. Non-qualified options to purchase ordinary shares were granted to employees at exercise prices per share equal to the closing market price per share on the date of grant. The fair value of non-qualified options was determined on the applicable grant dates using the Black-Scholes method of valuation and that amount was recognized as an expense over the four year vesting period.

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-Based Compensation Expense

Share-based compensation expense recognized in the Company’s results of operations for the years ended December 31, 2013, 2012 and 2011 was $133.6 million (including $1.5 million of non-equity settled awards), $48.8 million (including $0.7 million of non-equity settled awards) and $39.8 million, respectively (related tax benefits were $44.4 million, $17.7 million and $14.4 million, respectively). Unrecognized future stock-based compensation expense was $75.3 million as of December 31, 2013. This amount will be recognized as an expense over a remaining weighted average period of 1.9 years. Stock-based compensation is being amortized and charged to operations over the same period as the restrictions are eliminated for the Participants, which is generally on a straight-line basis.

Share Activity

The following is a summary of equity award activity for unvested restricted stock and stock units in the period from December 31, 2012 through December 31, 2013:

(in millions, except per share data)	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Grant Date Fair Value
Restricted shares outstanding at December 31, 2012	2.6	$52.88	1.4	$137.5
Assumed in the Warner Chilcott Acquisition	0.4	144.00		57.6
Granted	0.9	84.48		76.0
Vested	(1.8)	(58.71)		(105.7)
Cancelled	(0.2)	(66.06)		(13.2)

Restricted shares outstanding at December 31, 2013	1.9	$80.12	1.4	$152.2

The following is a summary of equity award activity for non-qualified options to purchase ordinary shares in the period from December 31, 2012 through December 31, 2013:

(in millions, except per share data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2012	1.1	$31.50
Assumed in the Warner Chilcott Acquisition	0.2	63.11
Granted	0.2	86.86
Exercised	(1.0)	44.78
Cancelled	(0.1)	39.72

Outstanding, December 31, 2013	0.4	$43.50	3.4	$54.5

Vested and expected to vest at December 31, 2013	0.4	$40.35	3.1	$52.5

In addition to the awards discussed above, the Company also grants deminimis awards to be settled in cash due to local statutory requirements.

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — Pension and Other Postretirement Benefit Plans

Employee Benefit Plan Obligations

As part of the Warner Chilcott Acquisition, on October 1, 2013, the Company assumed defined benefit pension plans (the “WC Plan”) covering certain employees in Western Europe. In connection with the Actavis Group Acquisition on October 31, 2012, the Company assumed all of the Actavis Group’s defined benefit obligations and assets for its qualified and non-qualified pension plans and postretirement plans. Prior to these acquisitions the Company did not have any material defined benefit plans. Retirement benefits are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances.

Net periodic benefit cost of the defined benefit plans was deminimis in the year ended December 31, 2012. The net periodic benefit cost of the defined benefit plans for the year ended December 31, 2013 was as follows:

Defined Benefit Year Ended December 31,
2013(1)
Service cost	$7.0
Interest cost	6.0
Other investments	(1.3)
Expected return on plan assets	(4.8)
Settlement loss	0.2

Net periodic benefit cost	$7.1

(1)	Includes net periodic benefit cost from the WC Plan following the Warner Chilcott Acquisition on October 1, 2013.

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Obligations and Funded Status

Employee benefit plans are an exception to the recognition and fair value measurement principles in business combinations. Employee benefit plan obligations are recognized and measured in accordance with the existing authoritative literature for accounting for benefit plans rather than at fair value. Accordingly, the Company remeasured the benefit plans acquired as part of its acquisitions and recognized an asset or liability for the funded status of these plans as of the respective acquisition dates.

Benefit obligation and asset data for the defined benefit plans, were as follows:

	Year Ended December 31,
(in millions)	2013(2)	2012(1)
Change in Plan Assets
Fair value of plan assets at beginning of year	$67.2	$66.5
Fair value of plan assets assumed in the Warner Chilcott Acquistion	79.1	—
Other acquisition related activity	18.2	—
Reclassification to assets held for sale	(4.9)	—
Other contributions	1.9	—
Actuarial gain	4.5	—
Employer contribution	8.4	—
Return on plan assets	7.1	0.5
Benefits paid	(4.4)	(0.2)
Effects of exchange rate changes	2.2	0.4

Fair value of plan assets at end of year	$179.3	$67.2

Change in Benefit Obligation
Benefit obligation at beginning of year	$90.9	$89.9
Benefit obligation assumed in the Warner Chilcott Acquistion	97.5	—
Reclassification to assets held for sale	(10.4)	—
Other acquisition related activity	40.6	—
Contributions	2.0	—
Service cost	7.0	—
Interest cost	6.0	0.6
Actuarial (gain)	(1.1)	—
Benefit paid	(5.5)	(0.2)
Effects of exchange rate changes	4.2	0.6

Benefit obligation at end of year	$231.2	$90.9

Funded status at end of year	$(51.9)	$(23.7)

(1)	The year ended December 31, 2012 represents the period from October 31, 2012 to December 31, 2012.

(2)	The year ended December 31, 2013 includes benefit obligation and asset data from the WC Plan following the Warner Chilcott Acquisition on October 1, 2013.

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table outlines the funded actuarial amounts recognized:

	As of December 31,
(in millions)	2013	2012
Current liabilities	$(0.1)	$(3.5)
Noncurrent liabilities	(51.8)	(20.2)

	$(51.9)	$(23.7)

The underfunding of pension benefits is primarily a function of the different funding incentives that exist outside of the United States. In certain countries, there are no legal requirements or financial incentives provided to companies to pre-fund pension obligations. In these instances, benefit payments are typically paid directly by the Company as they become due.

Plan Assets

Companies are required to use a fair value hierarchy as defined in ASC Topic 820 “Fair Value Measurement,” (“ASC 820”) which maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. There are three levels of inputs used to measure fair value with Level 1 having the highest priority and Level 3 having the lowest:

Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity. The Level 3 assets are those whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques with significant unobservable inputs, as well as instruments for which the determination of fair value requires significant judgment or estimation.

If the inputs used to measure the financial assets fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Company’s pension plan assets at December 31, 2013 by asset category are as follows:

(in millions)	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investment funds
U.S. large cap equities	$—	$—	$—	$—
Non-U.S. developed markets equities	70.3	—	—	70.3
Fixed income obligations	83.6	—	—	83.6
Other investments
Other	—	25.4	—	25.4

Total Assets	$153.9	$25.4	$—	$179.3

The fair values of the Company’s pension plan assets at December 31, 2012 by asset category are as follows:

(in millions)	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investment funds
U.S. large cap equities	$5.4	$—	$—	$5.4
Non-U.S. developed markets equities	28.2	—	—	28.2
Corporate obligations	27.8	—	—	27.8
Other investments
Other	5.8	—	—	5.8

Total Assets	$67.2	$—	$—	$67.2

The assets of the pension plan are held in separately administered trusts. The investment guidelines for the Company’s pension plans is to create an asset allocation that is expected to deliver a rate of return sufficient to meet the long-term obligation of the plan, given an acceptable level of risk. The target investment portfolio of the Company’s pension plans is allocated as follows:

	Actual Asset Allocations As of December 31,
	2013(1)	2012
Bonds	47%	40%
Equity securities	39%	50%
Other investments	14%	10%

(1)	Includes the asset allocation of the WC Plan following the Warner Chilcott Acquisition on October 1, 2013.

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected Contributions

Employer contributions to the pension plan during the year ending December 31, 2014 are expected to be $10.0 million.

Expected Benefit Payments

Total expected benefit payments for the Company’s pension plans are as follows (in millions):

2014	$7.4
2015	6.8
2016	7.1
2017	8.1
2018	8.5
Thereafter	193.3

Total Liability	$231.2

Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service. The majority of the payments will be paid from plan assets and not Company assets.

Amounts Recognized in Other Comprehensive Income (Loss)

Net loss amounts reflect experience differentials primarily relating to differences between expected and actual returns on plan assets as well as the effects of changes in actuarial assumptions. Net loss amounts in excess of certain thresholds are amortized into net pension cost over the average remaining service life of employees. Balances recognized within accumulated other comprehensive income (loss) that have not been recognized as components of net periodic benefit costs are as follows (in million):

Defined Benefit
Balance as of December 31, 2012	$—
Net actuarial loss(1)	5.6

Balance as of December 31, 2013	$5.6

(1)	Includes net accrual loss associated with the WC Plan following the Warner Chilcott Acquisition on October 1, 2013.

The Company does not expect to amortize amounts from accumulated other comprehensive income to net periodic benefit costs during 2014.

Information for defined benefit plans with an accumulated benefit obligation in excess of plan assets is presented below (in millions):

	Defined Benefit As of December 31,
	2013	2012
Projected benefit obligations	$231.2	$90.9
Accumulated benefit obligations	$214.4	$90.9
Plan assets	$179.3	$67.2

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actuarial Assumptions

The weighted average assumptions used to calculate the projected benefit obligations of the Company’s defined benefit plans are as follows:

	As of December 31,
	2013	2012
Discount rate	3.9%	4.5%
Salary growth rate	3.8%	4.6%

The weighted average assumptions used to calculate the net periodic benefit cost of the Company’s defined benefit plans are as follows:

	As of December 31,
	2013	2012
Discount rate	3.8%	4.5%
Expected rate of return on plan assets	3.3%	5.1%
Salary growth rate	2.5%	4.6%

In order to select a discount rate for purposes of valuing the plan obligations the Company uses returns of long-term investment grade bonds and adjusts them as needed to fit the estimated duration of the plan liabilities.

The expected rate of return represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, long-term historical returns data are considered as well as actual returns on the plan assets and other capital markets experience. Using this reference information, the long-term return expectations for each asset category and a weighted average expected return was developed, according to the allocation among those investment categories.

Savings Plans

The Company also maintains certain defined contribution savings plans covering substantially all U.S.-based employees. The Company contributes to the plans based upon the employee contributions. The Company’s contributions to these retirement plans were $46.9 million, $25.8 million and $15.7 million in the years ended December 31, 2013, 2012 and 2011, respectively.

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 — Other Income (Expense)

Other income (expense) consisted of the following (in millions):

	Years Ended December 31,
	2013	2012	2011
Gain on sale of products	$4.3	$88.7	$—
Gain on sale of investments	—	28.8	0.8
Gain on sale of divested products	—	24.0	—
Gain on sale of business	2.3	—	—
Loss on extinguishment of debt	(18.5)	—	—
Loss on foreign exchange derivative	—	(70.4)	—
Bridge loan expenses	—	(37.1)	—
Earnings (losses) on equity method investments	6.0	1.3	(4.5)
Other income	25.7	3.2	3.2

Other income (expense)	$19.8	$38.5	$(0.5)

Gain on Sale of Products

As a result of the sale of select rights to Taro Pharmaceuticals North America, Inc., we recorded a gain of $4.3 million in other income (expense), in the year ended December 31, 2013. As a result of the Rugby Sale, the Company recorded a gain of $88.7 million in other income (expense), in the year ended December 31, 2012.

Gain on Sale of Investments

As a result of the Moksha8 Sale, the Company recorded a gain of $28.8 million in other income (expense) in the year ended December 31, 2012.

Gain on Sale of Divested Products

In order to obtain regulatory clearance under Hart-Scott-Rodino, in connection with the Warner Chilcott Acquisition, we were required to divest certain assets. On October 1, 2013, four generic pharmaceutical products were sold to Amneal Pharmaceuticals for consideration of $10.0 million, subject to certain refunds of purchase price provisions, which resulted in a deminimis impact on net income. The divested products consisted of both commercial and development stage products in both oral contraceptive and osteoporosis treatment. Net sales of divested products were $2.5 million, $4.6 million and $0.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

In order to obtain regulatory approval under Hart-Scott-Rodino, in connection with the Actavis Group Acquisition, the Company was required to divest certain assets. On October 31, 2012, a total of 22 generic pharmaceutical products owned by either Actavis Group or Watson Pharmaceuticals, Inc. were sold to Par Pharmaceuticals Companies, Inc. and Sandoz, Inc., which resulted in a gain of $24.0 million in the year ended December 31, 2012. The divested products consisted of both commercial and development stage products in a number of therapeutic categories where the two companies owned overlapping products. Watson Pharmaceuticals, Inc.’s net sales of divested products were $18.5 million and $7.3 million for the years ended December 31, 2012 and 2011, respectively. Actavis Group’s net sales of divested products were $60.8 million and $90.2 million for the years ended December 31, 2012 and 2011, respectively. The sale of the Actavis Group divested products did not have an impact on our net revenues as these amounts were not included in the results of

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations of the Company for the respective periods. For the years ended December 31, 2012 and 2011, no one product accounted for more than one percent of the Company’s consolidated net revenues. For additional information refer to “NOTE — 4 “Acquisitions and Other Agreements.”

Gain on Sale of Business

On November 27, 2013, the Company sold its Changzhou Watson Pharmaceuticals Co., Ltd (“Changzhou”) business to Great Harmony Enterprises Limited, a Hong Kong Company. As a result of the sale, we recorded a gain of $2.3 million in other income (expense) in the year ended December 31, 2013.

Loss on Extinguishment of Debt

As a result of the termination of our $450.0 million senior secured notes (Refer to “Note 13 — Long Term Debt”), the Company recorded a loss of $17.1 million in other income (expense) in the year ended December 31, 2013. In addition, the Company incurred a $1.5 million non-cash write-off of deferred loan costs in connection with the optional prepayment of term loan indebtedness.

Loss on Foreign Exchange Derivative

Included in the year ended December 31, 2012 is approximately $70.4 million of realized losses for the derivative instruments entered into in order to mitigate the exposure resulting from movements of the U.S. dollar against the Euro in connection with the Actavis Group Acquisition.

Bridge Loan Expenses

Included in the year ended December 31, 2012 is approximately $37.1 million for the expenses of the bridge loan entered into to fund the Actavis Group Acquisition.

Other Income (loss)

Other income for the year ended December 31, 2013 includes a gain from the release of funds held in an escrow account established in connection with the Arrow Acquisition ($15.0 million), a gain on foreign currency derivative transactions ($14.1 million), and a gain on the sale of securities ($1.1 million), offset in part by the release of an indemnification receivable established in connection with an acquisition ($8.8 million).

Included in other income for the year ended December 31, 2012 is a $3.0 million contract termination settlement received by an equity method investee and a $0.8 million gain related to the revaluation of securities issued by an equity method investee.

NOTE 8 — Inventories

Inventories consist of finished goods held for sale and distribution, raw materials and work-in-process. Included in inventory at December 31, 2013 and December 31, 2012 is approximately $16.4 million and $49.7 million, respectively, of inventory that is pending approval by the FDA, by other regulatory agencies or has not been launched due to contractual restrictions. The decrease was primarily due to lidocaine inventories. This inventory consists of generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product has already received regulatory approval and is awaiting a contractual triggering event to enter the marketplace.

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories consisted of the following as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Raw materials	$522.0	$426.9
Work-in-process	168.9	126.2
Finished goods	1,250.3	1,104.6

	1,941.2	1,657.7
Less: inventory reserves	154.9	111.2

Inventories, net	$1,786.3	$1,546.5

Included in finished goods inventory as of December 31, 2013 was $235.1 million relating to the fair value step-up associated with the Warner Chilcott Acquisition.

NOTE 9 — Accounts payable and accrued expenses

Trade accounts payable was $493.3 million and $598.6 million as of December 31, 2013 and 2012, respectively.

Accrued expenses consisted of the following (in millions):

	December 31,
	2013	2012
Accrued expenses:
Accrued third-party rebates	$615.8	$551.1
Litigation-related reserves and legal fees	265.7	183.8
Accrued payroll and related benefits	240.2	260.1
Royalties and sales agent payables	119.1	86.2
Accrued indirect returns	103.2	83.3
Accrued severence, retention and other shutdown costs	89.3	65.1
Interest payable	68.9	49.5
Accrued R&D expenditures	46.6	17.7
Accrued non-provision taxes	43.7	13.5
Accrued selling and marketing expenditures	38.1	11.1
Current portion of contingent consideration obligations	33.8	351.9
Accrued professional fees	22.6	13.1
Accrued co-promotion liabilities	14.8	—
Other accrued expenses	148.1	182.9

Total accrued expenses	$1,849.9	$1,869.3

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 — Property, plant and equipment, net

Property, plant and equipment, net consisted of the following (in millions):

	Land and land improvements	Machinery and equipment	Research and laboratory equipment	Other	Transportation	Buildings and leasehold improvements	Construction in progress	Total
Cost
At December 31, 2012	$62.7	$805.1	$112.4	$296.7	$30.2	$808.7	$114.7	$2,230.5
Additions	4.0	79.1	3.5	36.9	4.8	30.2	19.3	177.8
Additions due to the Warner Chilcott Acquisition	20.7	62.1	—	34.9	32.5	51.1	18.7	220.0
Disposals / transfers / impairments	(19.2)	(48.0)	(1.4)	(4.2)	(5.7)	(25.5)	(1.0)	(105.0)
Transfer to assets held for sale	—	(8.0)	—	(1.3)	—	(3.6)	—	(12.9)
Currency translation	0.2	11.4	0.1	0.3	—	5.3	1.2	18.5

At December 31, 2013	$68.4	$901.7	$114.6	$363.3	$61.8	$866.2	$152.9	$2,528.9

Accumulated depreciation
At December 31, 2012	$—	$299.9	$80.9	$214.7	$5.4	$144.6	$—	$745.5
Additions	—	97.3	8.9	32.3	6.4	57.1	—	202.0
Disposals / transfers / impairments	—	(25.0)	(0.9)	(1.1)	(3.8)	(5.4)	—	(36.2)
Transfer to assets held for sale	—	(0.5)	—	(0.8)	—	(0.7)	—	(2.0)
Currency translation	—	2.6	(0.1)	—	—	0.3	—	2.8

At December 31, 2013	$—	$374.3	$88.8	$245.1	$8.0	$195.9	$—	$912.1

Net book value
At December 31, 2012	$62.7	505.2	31.5	82.0	24.8	664.1	114.7	$1,485.0

At December 31, 2013	$68.4	527.4	25.8	118.2	53.8	670.3	152.9	$1,616.8

Depreciation expense was $202.0 million, $97.5 million and $93.6 million in the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 11 — Investments in Marketable Securities and Other Investments

Investments in marketable securities and other investments consisted of the following (in millions):

	December 31,
	2013	2012
Marketable securities:
U.S. Treasury and agency securities — maturing within one year	$2.5	$6.5
U.S. Treasury and agency securities — maturing within two years	—	2.5

Total marketable securities	$2.5	$9.0

Investments and other assets:
Equity method investments	$12.3	$9.6
Cost method and other long-term investments	1.0	1.0
Taxes receivable	57.7	—
Other assets	66.5	80.6

Total investments and other assets	$137.5	$91.2

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s marketable securities and other long-term investments are classified as available-for-sale and are recorded at fair value based on quoted market prices using the specific identification method. These investments are classified as either current or non-current, as appropriate, in the Company’s consolidated balance sheets.

The following table provides a summary of the fair value and unrealized gains (losses) related to the Company’s available-for-sale securities classified as current assets (in millions):

At December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. treasury and agency securities	$2.5	$—	$—	$2.5

Total	$2.5	$—	$—	$2.5

At December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. treasury and agency securities	$9.0	$—	$—	$9.0

Total	$9.0	$—	$—	$9.0

Current Investments

The Company invests in U.S. treasury and agency securities. These investments are included in marketable securities on the Company’s consolidated balance sheets at December 31, 2013 and 2012. Current investments are classified as available-for-sale and are recorded at fair value based on quoted market prices.

Investment in Equity Method Investments

The Company’s equity method investments at December 31, 2013 consist of various equity method investments in privately held companies.

Cost Method Investments

The Company’s cost method investments consist primarily of investments in common shares of a number of private and public companies where its ownership interest is less than 20% or where it does not have the ability to exercise significant influence.

The movements in long-term investments were as follows (in millions):

	Equity Method	Cost Method
Balance at December 31, 2012	$9.6	$1.0

Additions	5.6	—
Distributions	(3.3)	—
Impairment	—	—
Foreign currency	0.4	—

Balance at December 31, 2013	$12.3	$1.0

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Assets

Other assets include security and equipment deposits and deferred financing fees, net of amortization.

NOTE 12 — Goodwill, Product Rights and Other Intangible Assets

Goodwill for the Company’s reporting segments consisted of the following (in millions):

	Actavis Specialty Brands	Actavis Pharma	Anda Distribution	Total
Balance at December 31, 2012	$474.7	$4,293.2	$86.3	$4,854.2

Additions through acquisitions and adjustments to acquisition accounting	4,019.3	—	—	4,019.3
Measurement period adjustments and other	3.3	(38.8)	—	(35.5)
Impairment losses	—	(647.5)	—	(647.5)
Foreign exchange and other adjustments	(0.6)	7.7	—	7.1

Balance at December 31, 2013	$4,496.7	$3,614.6	$86.3	$8,197.6

During the year ended December 31, 2013, the following key items impacted goodwill:

•	The increase in Actavis Specialty Brands segment goodwill in 2013 is primarily due to goodwill of $3,992.9 million recognized in connection with the Warner Chilcott Acquisition;

•	As described below, the Company recorded an impairment of the Actavis Pharma — Europe reporting unit of $647.5 million, representing primarily all the goodwill allocated to this reporting unit; and

•	The Company recognized goodwill in connection with the Uteron Acquisition of $26.4 million in the Actavis Specialty Brands segment.

During the 2013 integration of the Actavis Group with the Watson business, the Company reorganized its organizational structure and management performance reporting. Consequently, the reporting units within our Actavis Pharma operating segment were organized as follows: Americas; Europe; MEAAP; and Third-Party Business. These reporting units combine the Watson and Actavis Group businesses. Previously, goodwill for the Watson’s Global Generics operating segment was tested as one unit. The combination of the Watson and the Actavis Group business and net assets in the European reporting unit, combined with other market factors, led to the impairment of the goodwill associated with this reporting unit.

During the second quarter of 2013, concurrent with the availability of discrete financial information for our new reporting units, the Company completed an extensive review of its operating businesses, including exploring options for addressing overall profitability of seven Western European commercial operations consisting of, among other things, restructuring their operations, refocusing their activities on specific sub-markets, as well as potential divestitures of such businesses to other third parties. The potential impact of these conditions were considered in the Company’s projections when determining the indicated fair value of its reporting units for the impairment tests that were performed during the second quarter of this year. Upon completion of step one of the impairment analysis for each of the Company’s reporting units, it was concluded the fair value of the Actavis Pharma — Europe reporting unit was below its carrying value including goodwill. This was primarily related to the integration of our Arrow Group (acquired on December 2, 2009, in exchange for cash consideration of $1.05 billion, approximately 16.9 million shares of the Company’s Restricted Ordinary Shares and 200,000 shares of the Company’s Mandatorily Redeemable Preferred Stock and certain contingent consideration (the “Arrow Group Acquisition”)) with the Actavis Group in Europe. The fair value of the Company’s reporting

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

units was estimated based on a discounted cash flow model using management’s business plans and projections as the basis for expected future cash flows for approximately five years and residual growth rates ranging from 2% to 4% thereafter. Management believes that the assumptions it used for the impairment tests performed are consistent with those that would be utilized by a market participant in performing similar valuations of its reporting units. A separate discount rate was utilized for each reporting unit that was derived from published sources and, on a weighted average basis, a discount rate of 8% was utilized using the Company’s weighted average cost of capital, which considered the overall inherent risk of the reporting unit and the rate of return a market participant would expect. As a result of completing step two of the Company’s impairment analysis, the Company recorded an impairment of the Actavis Pharma — Europe reporting unit of $647.5 million, representing primarily all the goodwill allocated to this reporting unit, in the year ended December 31, 2013.

During the second quarter of 2013, the Company tested its reporting units, in addition to Actavis Pharma — Europe, for impairment, none of which yielded an impairment in step one of the test. The Company will continue to monitor the carrying value of goodwill, particularly with respect to our Actavis Pharma — MEAAP and Actavis Pharma — Third Party reporting units. As of June 30, 2013, Actavis Pharma — Third Party had $125.0 million of goodwill and Actavis Pharma — MEAAP had $178.0 million of goodwill. As of the annual impairment test, these two reporting units had fair values that exceeded carrying values by at least 23%. However, because some of the inherent assumptions and estimates used in determining fair value of these reporting units are outside the control of management, including interest rates, the cost of capital and tax rates, changes in these underlying assumptions can also adversely impact the business units’ fair value. The amount of any impairment is dependent on all these factors, which cannot be predicted with certainty, and may result in impairment for a portion or all of the goodwill amounts noted previously. Holding all other assumptions constant at the test date, a 100 basis point increase in the discount rate would reduce the fair values that exceeded carrying values from the 23% to as low as 6%. If economic and market conditions deteriorate or do not perform as forecasted in these reporting units, this could increase the likelihood of future non-cash impairment charges related to our goodwill. The Company also reconciled the fair value of its aggregated reporting units to its market capitalization as of June 30, 2013 with a reasonable implied control premium.

During the second quarter of 2012, the Company performed its annual impairment assessment of goodwill, IPR&D and trade name intangibles assets with indefinite-lives. The Company determined there was no impairment associated with goodwill or trade name intangible assets.

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product rights and other intangible assets consisted of the following (in millions):

Cost basis	Balance as of December 31, 2012	Acquisitions	Impairments	Other	CTA	Balance as of December 31, 2013
Intangibles with definite lives:
Product rights and other related intangibles	$5,117.6	$3,150.2	$(98.7)	$231.1	$19.3	$8,419.5
Core technology	92.2	—	—	—	0.9	93.1
Customer relationships	169.0	—	—	(13.6)	1.8	157.2

Total definite-lived intangible assets	$5,378.8	$3,150.2	$(98.7)	$217.5	$22.0	$8,669.8

Intangibles with indefinite lives:
IPR&D	384.6	2,149.7	(4.9)	(204.3)	9.5	2,334.6
Trade Name	76.2	—	—	—	—	76.2

Total indefinite-lived intangible assets	460.8	2,149.7	(4.9)	(204.3)	9.5	2,410.8

Total product rights and related intangibles	$5,839.6	$5,299.9	$(103.6)	$13.2	$31.5	$11,080.6

Accumulated Amortization	Balance as of December 31, 2012	Amortization	Impairments	Other	CTA	Balance as of December 31, 2013
Intangibles with definite lives:
Product rights and other related intangibles	$(2,000.3)	$(823.8)	$42.4	$—	$9.5	$(2,772.2)
Core technology	(27.9)	(7.1)	—	—	—	(35.0)
Customer relationships	(27.1)	(11.8)	—	—	—	(38.9)

Total definite-lived intangible assets	$(2,055.3)	$(842.7)	$42.4	$—	$9.5	$(2,846.1)

Total indefinite-lived intangible assets	—	—	—	—	—	—

Total product rights and related intangibles	$(2,055.3)	$(842.7)	$42.4	$—	$9.5	$(2,846.1)

Net Product Rights and Other Intangibles	$3,784.3					$8,234.5

On October 1, 2013, the Company acquired intangible assets in connection with the Warner Chilcott Acquisition of $4,729.0 million, including $3,021.0 million relating to product rights and other related intangibles. In addition the Company acquired IPR&D of $1,708.0 million. In the fourth quarter of 2013, the Company entered into the Sanofi Amendment, resulting in an addition to intangible assets of $125.0 million.

In January 2013, in connection with the Uteron Acquisition, the Company acquired IPR&D of $250.0 million.

In June 2013, in connection with the acquisition of Medicines360, the Company recorded IPR&D of $191.7 million.

During the year ended December 31, 2013, we recorded an impairment charge associated with Gabapentin of $10.8 million, acquired as part of the Actavis Group Acquisition, a $4.4 million impairment charge associated with the Arrow Group Acquisition, an impairment of a product right intangible asset in connection with the Specifar Acquisition for $13.9 million and charges associated with fair value adjustments relating to our assets held for sale.

In October 2012, the Company acquired intangible assets in connection with the Actavis Group Acquisition of $1,697.6 million relating to CMP, $272.9 relating to IPR&D, $38.9 relating to core technology, $427.8 million

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

relating to trademarks and $103.7 relating to customer relationships. CMP intangibles have been included in product rights and other related intangibles and will be amortized over a weighted average useful life of 10.8 years.

In January 2012, the Company acquired product rights, contractual rights and trade name intangible assets in connection with the Ascent Acquisition of $192.6 million. These intangibles have been included in product rights and other related intangibles and will be amortized over a weighted average useful life.

During the second quarter of 2012, the Company recorded an impairment charge of $101.0 million related to certain IPR&D assets acquired as part of the Specifar Acquisition resulting in the decrease of IPR&D assets at December 31, 2012. The charge was related to three products in development as a result of various factors occurring during the same period mainly related to delays in expected launch dates, competitive factors resulting in realization of lower pricing and incremental costs related to manufacturing efforts. During the fourth quarter of 2012, the Company recorded an impairment charge of $16.8 million related to esomeprazole product rights following the Company decision to discontinue selling the product as a result of products acquired in connection with the Actavis Group acquisition.

The Company re-evaluates the carrying value of identifiable intangible and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company continually evaluates the appropriateness of useful lives assigned to long-lived assets, including product rights.

Due to changes in market conditions in certain international locations and forecasted performance of certain products not yet launched, the Company performed off-cycle impairment reviews in 2011 and recorded impairment charges of $102.8 million related to certain acquired IPR&D assets during 2011. The impairment charges in 2011 include $75.8 million related to IPR&D intangibles acquired in the Company’s acquisition of the progesterone gel business from Columbia and $27.0 million of IPR&D intangibles acquired in the Arrow Acquisition. These impairment charges result from the Company’s then current estimates of the fair value of these IPR&D assets, based on updated forecasts, compared to their assigned fair values on the acquisition date. The fair value of acquired identifiable intangible assets generally is determined using an income approach, based on a forecast of all expected future net cash flows related to the asset which are adjusted to present value using appropriate discount rates. Forecasts used to determine fair values of IPR&D assets are based on assumptions which include, among other factors, the impact of changes to the development programs, the current competitive environment, the regulatory timeframes impacting future product launch dates and the risk associated with these assets.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights over the next five years is estimated to be as follows (in millions):

Amount
2014	$1,667.0
2015	$1,243.0
2016	$767.0
2017	$609.0
2018	$496.0

The above amortization expense is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, finalization of preliminary fair value estimate, potential impairments, accelerated amortization or other events.

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 — Long-Term Debt

Debt consisted of the following (in millions):

	December 31, 2013	December 31, 2012
WC Term Loan Agreement	$1,832.8	$—
Amended and Restated ACT Term Loan	1,310.0	1,700.0
Revolving Credit Facility	265.0	—
Senior Notes:
$450.0 million 5.00% notes	—	450.0
$1,200.0 million 1.875% notes due October 1, 2017	1,200.0	1,200.0
$1,250.0 million 7.75% notes due September 15, 2018	1,250.0	—
$400.0 million 6.125% notes due August 14, 2019	400.0	400.0
$1,700.0 million 3.250% notes due October 1, 2022	1,700.0	1,700.0
$1,000.0 million 4.625% notes due October 1, 2042	1,000.0	1,000.0
Plus: Unamortized premium	103.9	—
Less: Unamortized discount	(31.9)	(35.1)

Senior Notes, net	5,622.0	4,714.9
Capital leases	22.2	18.4

Total debt	9,052.0	6,433.3
Less: Current portion	534.6	176.2

Total long-term debt and capital leases	$8,517.4	$6,257.1

Credit Facility Indebtedness

2013 Term Loan

WC Term Loan Agreement

On October 1, 2013 (the “Closing Date”), Warner Chilcott Corporation (“WC Corporation”), WC Luxco S.à r.l. (“WC Luxco”), WCCL (“WC Company” and, together with WC Corporation and WC Luxco, the “WC Borrowers”), as borrowers, and Warner Chilcott Finance LLC, as a subsidiary guarantor, became parties to that certain Warner Chilcott Term Loan Credit and Guaranty Agreement (the “WC Term Loan Agreement”), dated as of August 1, 2013, by and among the Company, as parent guarantor, Bank of America (“BofA”), as administrative agent thereunder and a syndicate of banks participating as lenders. Pursuant to the WC Term Loan Agreement, on the Closing Date, the lenders party thereto provided term loans to the WC Borrowers in a total aggregate principal amount of $2.0 billion, comprised of (i) a $1.0 billion tranche that will mature on October 1, 2016 (the “Three Year Tranche”) and (ii) a $1.0 billion tranche that will mature on October 1, 2018 (the “Five Year Tranche”). The proceeds of borrowings under the WC Term Loan Agreement, together with $41.0 million of cash on hand, were used to finance, the repayment in full of all amounts outstanding under Warner Chilcott’s then-existing Credit Agreement, dated as of March 17, 2011, as amended by Amendment No. 1 on August 20, 2012, among the WC Borrowers, BofA, as administrative agent and a syndicate of banks participating as lenders.

Borrowings under the WC Term Loan Agreement bear interest at the applicable WC Borrower’s choice of a per annum rate equal to either (i) a base rate plus an applicable margin per annum varying from (x) 0.00% per

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annum to 0.75% per annum under the Three Year Tranche and (y) 0.125% per annum to 0.875% per annum under the Five Year Tranche, depending on the publicly announced debt ratings for non-credit-enhanced, senior unsecured long-term indebtedness of Parent (such applicable debt rating the “Debt Rating”) or (b) a Eurodollar rate, plus an applicable margin varying from (x) 1.00% per annum to 1.75% per annum under the Three Year Tranche and (y) 1.125% per annum to 1.875% per annum under the Five Year Tranche, depending on the Debt Rating.

The outstanding principal amount of loans under the Three Year Tranche is not subject to quarterly amortization and shall be payable in full on the three year anniversary of the Closing Date. The outstanding principal amount of loans under the Five Year Tranche is payable in equal quarterly amounts of 2.50% per quarter prior to the fifth anniversary of the Closing Date, with the remaining balance payable on the fifth year anniversary of the Closing Date.

The WC Term Loan Agreement provides that all obligations thereunder are jointly and severally guaranteed by (i) the Company, (ii) each subsidiary of the Company (other than any WC Borrower) that is a primary obligor or a guarantor under the 7.75% senior notes due 2018 issued by the Puerto Rico Borrower and Warner Chilcott Finance LLC and (iii) any subsidiary (other than any WC Borrower) that becomes a guarantor of third party indebtedness of a WC Borrower in an aggregate principal amount exceeding $200.0 million (unless, in the case of a foreign subsidiary, such guarantee would give rise to adverse tax consequences as reasonably determined by Parent).

The New Term Loan Agreement contains representations and warranties, financial reporting covenants and other affirmative covenants, negative covenants, a financial covenant and events of default that are substantially similar to those in the Amended and Restated Credit Facilities.

During the year ended December 31, 2013, the Company made optional prepayments totaling $75.0 million of its indebtedness under the Three Year Tranche and $67.3 million of its indebtedness under the Five Year Tranche. As of December 31, 2013, the outstanding indebtedness under the Three Year Tranche and the Five Year Tranche was $925.0 million and $907.8 million, respectively. The book value of the outstanding indebtedness approximates fair value as the debt is at variable interest rates and re-prices frequently.

Amended and Restated Actavis, Inc. Credit and Guaranty Agreements

Amended and Restated ACT Term Loan

On the Closing Date and pursuant to that certain Term Loan Amendment Agreement (the “Term Amendment Agreement”), by and among Actavis, Inc., a wholly owned subsidiary of the Company, BofA, as administrative agent thereunder, and the lenders party thereto, dated as of August 1, 2013, the Company, as parent guarantor, Actavis WC Holding S.à r.l. (the “ACT Borrower”), as borrower, Actavis, Inc., as a subsidiary guarantor, and BofA, as administrative agent, entered into that certain Amended and Restated Actavis Term Loan Credit and Guaranty Agreement (the “ACT Term Loan Agreement”), dated as of October 1, 2013. The ACT Term Loan Agreement amended and restated Actavis, Inc.’s $1,800.0 million senior unsecured term loan credit facility, dated as of June 22, 2012. At closing, an aggregate principal amount of $1,572.5 million was outstanding under the ACT Term Loan Agreement.

The Amended and Restated Term Loan provides that loans thereunder will bear interest, at the Company’s choice, of a per annum rate equal to either (a) a base rate, plus an applicable margin per annum varying from 0.00% per annum to 1.00% per annum depending on the Debt Rating or (b) a Eurodollar rate, plus an applicable margin varying from 1.00% per annum to 2.00% per annum depending on the Debt Rating.

The Amended and Restated Term Loan matures on October 31, 2017 (or if such day is not a business day, the next preceding business day). The outstanding principal amount is payable in equal quarterly installments of 2.50% per quarter, with the remaining balance payable on the maturity date.

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The ACT Term Loan Agreement contains covenants that are substantially similar to those in the Company’s Amended and Restated Revolver (defined below). The ACT Term Loan Agreement contains standard events of default (the occurrence of which may trigger an acceleration of amounts outstanding under the ACT Term Loan Agreement). The ACT Term Loan Agreement became effective in accordance with its terms on October 1, 2013.

The Company is subject to, and, at December 31, 2013, was in compliance with, all financial and operational covenants under the terms of the ACT Term Loan Agreement. During the year ended December 31, 2013, the Company made optional prepayments of $220.0 million of indebtedness under the ACT Term Loan Agreement. The outstanding balance of the Term Loan at December 31, 2013 was $1,310.0 million. The book value of the outstanding indebtedness approximates fair value as the debt is at variable interest rates and re-prices frequently.

Revolving Credit Facility

On the Closing Date and pursuant to that certain Revolver Loan Amendment Agreement (the “Revolver Amendment Agreement” and, together with the Term Amendment Agreement, the “Amendment Agreements”), by and among Actavis, Inc., as subsidiary guarantor, BofA, as administrative agent thereunder, and the lenders party thereto, dated as of August 1, 2013, the Company, as parent guarantor, the ACT Borrower, as borrower, Actavis, Inc., as a subsidiary guarantor, and BofA, as administrative agent, entered into that certain Amended and Restated Actavis Revolving Credit and Guaranty Agreement (the “ACT Revolving Credit Agreement” and, together with the ACT Term Loan Agreement, the “Amended and Restated Credit Agreements”), dated as of October 1, 2013. The ACT Revolving Credit Agreement amended and restated Actavis, Inc.’s $750.0 million senior unsecured revolving credit facility dated as of September 16, 2011, as amended by that certain Amendment No. 1 to the credit agreement and joinder agreement, dated as of May 21, 2012. At closing, $9.4 million of letters of credit were outstanding under the ACT Revolving Credit Agreement. At closing, no loans were outstanding under the ACT Revolving Credit Agreement.

The ACT Revolving Credit Agreement provides that loans thereunder will bear interest, at the Company’s choice, of a per annum rate equal to either (a) a base rate, plus an applicable margin per annum varying from 0.00% per annum to 0.75% per annum depending on the Debt Rating or (b) a Eurodollar rate, plus an applicable margin varying from 0.875% per annum to 1.75% per annum depending on the Debt Rating. Additionally, to maintain availability of funds, the Company pays an unused commitment fee, which according to the pricing grid is set at 0.15% of the unused portion of the revolver.

Subject to certain limitations, borrowings under the ACT Revolving Credit Agreement may be made in alternative currencies, including Euros, British Pounds Sterling and other currencies. The ACT Revolving Credit Agreement contains sublimits on letters of credit and swingline loans in the amount of $100.0 million and $50.0 million, respectively. The issuance of letters of credit and borrowings of swingline loans reduces the amount available to be borrowed under the ACT Revolving Credit Agreement on a dollar-for-dollar basis. Amounts borrowed under the ACT Revolving Credit Agreement may be used to finance working capital and other general corporate purposes.

The ACT Revolving Credit Agreement imposes certain customary restrictions including, but not limited to, limits on the incurrence of debt or liens upon the assets of the Company or its subsidiaries, investments and restricted payments. The ACT Revolving Credit Agreement includes a consolidated leverage ratio covenant, as defined, whereby the Company is permitted to have a maximum consolidated leverage ratio as of the last day of any period of four consecutive fiscal quarters of the Company of up to (i) with respect to the four consecutive fiscal quarters from the Acquisition Date through December 31, 2013, 4.25 to 1.00; (ii) with respect to the four consecutive fiscal quarters from January 1, 2014 through December 31, 2014, 4.00 to 1.00; and (iii) with respect to the period of four consecutive fiscal quarters ending from January 1, 2015 and thereafter, 3.50 to 1.00.

The Company is subject to, and, as of December 31, 2013, was in compliance with, all financial and operational covenants under the terms of the Revolving Credit Facility. At December 31, 2013, loans and letters

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of credit outstanding were $265.0 million and $9.4 million, respectively. The net availability under the Revolving Credit Facility was $475.6 million. As of the date of this report, the Company repaid the full amount of its indebtedness under the Revolving Credit Facility.

Senior Notes Indebtedness

Actavis, Inc. Supplemental Indenture

On October 1, 2013, the Company, Actavis, Inc., a wholly owned subsidiary of the Company, and Wells Fargo Bank, National Association, as trustee, entered into a fourth supplemental indenture (the “Fourth Supplemental Indenture”) to the indenture, dated as of August 24, 2009 (the “Base Indenture” and, together with the First Supplemental Indenture, the Second Supplemental Indenture and the Third Supplemental Indenture (each as defined below), the “Indenture”), as supplemented by the first supplemental indenture, dated as of August 24, 2009 (the “First Supplemental Indenture”), the second supplemental indenture, dated as of May 7, 2010 (the “Second Supplemental Indenture”), and the third supplemental indenture, dated as of October 2, 2012 (the “Third Supplemental Indenture”). Pursuant to the Fourth Supplemental Indenture, the Company has provided a full and unconditional guarantee of Actavis, Inc.’s obligations under its $450.0 million 5.000% senior notes due August 15, 2014, (the “2014 Notes”), its $400.0 million 6.125% senior notes due August 15, 2019 (the “2019 Notes”), its $1,200.0 million 1.875% senior notes due October 1, 2017 (the “2017 Notes”), its $1,700.0 million 3.250% senior notes due October 1, 2022 (the “2022 Notes”) and its $1,000.0 million 4.625% Senior Notes due 2042 (the “2042 Notes”, and together with the 2014 Notes, the 2019 Notes, the 2017 Notes and the 2022 Notes, the “Notes”).

On October 18, 2013, Actavis, Inc., a wholly-owned subsidiary of the Company, instructed Wells Fargo Bank, National Association, as trustee (the “Trustee”), pursuant to the Indenture governing its 2014 Notes, to issue a notice from Actavis, Inc. to the holders of the 2014 Notes that Actavis, Inc. has elected to redeem in full the entire aggregate principal amount of the 2014 Notes on November 5, 2013 (the “Redemption Date”). The 2014 Notes, which had an outstanding principal balance of $450.0 million and which were fully and unconditionally guaranteed by the Company, were redeemed on November 5, 2013 at a redemption price equal to $465.6 million, which resulted in a cash expense of $15.6 million.

WC Supplemental Indenture

On October 1, 2013, the Company, WCCL, Warner Chilcott Finance LLC (the “Co-Issuer” and together with WC Company, the “Issuers”) and Wells Fargo Bank, National Association, as trustee (the “WC Trustee”), entered into a third supplemental indenture (the “Supplemental Indenture”) to the indenture, dated as of August 20, 2010 (the “WC Indenture”), among the Issuers, the guarantors party thereto and the WC Trustee, with respect to the Issuers’ 7.75% senior notes due 2018 (the “WC Notes”). Pursuant to the Supplemental Indenture, the Company has provided a full and unconditional guarantee of the Issuers’ obligations under the WC Notes and the WC Indenture.

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

The WC Notes are unsecured senior obligations of the Issuers, guaranteed on a senior basis by the Company and are, subject to certain exceptions. The WC Notes will mature on September 15, 2018. Interest on the WC Notes is payable on March 15 and September 15 of each year.

The WC Indenture contains restrictive covenants that limit, among other things, the ability to incur additional indebtedness, pay dividends and make distributions on common and preferred stock, repurchase subordinated debt and common and preferred stock, make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

enter into certain transactions with affiliates. Certain of these restrictive covenants will be suspended at any time when the WC Notes are rated Investment Grade by each of Moody’s Investors Service, Inc. and Standard & Poor’s Rating Services and no Default has occurred and is continuing, in each case as described and defined in the WC Indenture. The WC Indenture also contains customary events of default which would permit the holders of the WC Notes to declare those WC Notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the WC Notes or other material indebtedness, the failure to comply with covenants, and specified events of bankruptcy and insolvency.

The Company may redeem the WC Notes on or after September 15, 2014, in whole at any time or in part from time to time, at the Issuer’s option, at a redemption price equal to 103.875% of the principal amount of notes to be redeemed plus accrued and unpaid interest, if any. The Company may redeem the WC Notes on or after September 15, 2015, in whole at any time or in part from time to time, at the Issuer’s option, at a redemption price equal to 101.938% of the principal amount of notes to be redeemed plus accrued and unpaid interest, if any. The Company may redeem the WC Notes on or after September 15, 2016, in whole at any time or in part from time to time, at the Issuer’s option, at a redemption price equal to 100% of the principal amount of notes to be redeemed plus accrued and unpaid interest, if any.

The fair value of the Company’s outstanding WC Notes ($1,250.0 million book value), as determined in accordance with ASC 820 under Level 2 based upon quoted prices for similar items in active markets, was $1,357.4 million as of December 31, 2013.

2012 Notes Issuance

On October 2, 2012, Actavis, Inc., a wholly owned subsidiary of the Company, issued the 2017 Notes, the 2022 Notes, and the 2042 Notes (collectively the “2012 Senior Notes”). Interest payments are due on the 2012 Senior Notes semi-annually in arrears on April 1 and October 1 beginning April 1, 2013.

Actavis, Inc. may redeem the 2012 Senior Notes, in whole at any time or in part from time to time, at the Issuer’s option, at a redemption price equal to the greater of 100% of the principal amount of notes to be redeemed and the sum of the present values of the remaining scheduled payments of principal and interest in respect of the 2012 Senior Notes being redeemed discounted on a semi-annual basis at the treasury rate plus 20 basis points in the case of the 2017 Notes, 25 basis points in the case of the 2022 Notes and 30 basis points in the case of the 2042 Notes plus in each case accrued and unpaid interest, if any, to, but excluding, the date of redemption.

In addition, Actavis, Inc. may redeem the 2022 Notes on or after July 1, 2022 (three months prior to their maturity date), and the 2042 Notes on or after April 1, 2042 (six months prior to their maturity date) in each case, in whole at any time or in part from time to time, at the Issuer’s option at a redemption price equal to 100% of the aggregate principal amount of the 2012 Senior Notes being redeemed, plus, in each case, accrued and unpaid interest, if any, to, but excluding, the date of redemption.

Upon a change of control triggering event and a downgrade of the 2012 Senior Notes below an investment grade rating by each of Moody’s Investors Service, Inc. and Standard & Poor’s Rating Services, the Issuer will be required to make an offer to purchase each of the 2012 Senior Notes at a price equal to 101% of the principal amount of the 2012 Senior Notes to be repurchased, plus any accrued and unpaid interest, if any, to, but excluding, the date of repurchase.

Net proceeds from the offering of the 2012 Senior Notes were used for the Actavis Group Acquisition. The fair value of the Company’s outstanding 2012 Senior Notes ($3,900.0 million book value), as determined in accordance with ASC 820 under Level 2 based upon quoted prices for similar items in active markets, was $3,683.2 million as of December 31, 2013.

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009 Notes Issuance

On August 24, 2009, Actavis, Inc. issued the 2014 Notes and the 2019 Notes (collectively the “2009 Senior Notes”). Interest payments are due on the 2009 Senior Notes semi-annually in arrears on February 15 and August 15, respectively, beginning February 15, 2010.

Actavis, Inc. may redeem the 2019 Notes in whole at any time or in part from time to time, at the Issuer’s option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect of the notes being redeemed, discounted on a semi-annual basis at the treasury rate plus 40 basis points, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

Upon a change of control triggering event, as defined by the Base Indenture, Actavis, Inc. is required to make an offer to repurchase the 2019 Notes for cash at a repurchase price equal to 101% of the principal amount of the 2019 Notes to be repurchased plus accrued and unpaid interest to the date of purchase.

Net proceeds from the offering of 2009 Senior Notes were used to repay certain debt with the remaining net proceeds being used to fund a portion of the cash consideration for the Arrow Acquisition. The fair value of the Company’s outstanding 2009 Senior Notes ($400.0 million book value), as determined in accordance with ASC 820 under Level 2 based upon quoted prices for similar items in active markets, was $460.9 million as of December 31, 2013.

Annual Debt Maturities

As of December 31, 2013, annual debt maturities were as follows (in millions):

Total Payments
2014	$241.3
2015	241.3
2016	1,166.3
2017	2,159.3
2018	1,784.6
2019 and after	3,100.0

8,692.8

Capital Leases	22.2
Revolving Credit Facility	265.0
Unamortized Premium	103.9
Unamortized Discount	(31.9)

Total Indebtedness	$9,052.0

Amounts represent total anticipated cash payments assuming scheduled repayments under the WC Term Loan Agreement, the ACT Term Loan Agreement and maturities of the Company’s existing notes.

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Commitments

The Company has operating leases for certain facilities and equipment. The terms of the operating leases for the Company’s facility leases require the Company to pay property taxes, normal maintenance expense and maintain minimum insurance coverage. Total rental expense for operating leases for December 31, 2013, 2012, and 2011 was $48.1 million, $33.1 million, and $32.4 million, respectively. The Company also has capital leases for certain facilities and equipment, as addressed below. The future minimum lease payments under both capital and operating leases that have remaining terms in excess of one year are:

	Capital	Operating
2014	9.7	50.8
2015	3.9	41.1
2016	3.6	30.4
2017	2.0	22.0
2018	1.0	16.4
Thereafter	3.9	47.9

Total minimum lease payments	24.1	$208.6

Less: amount representing interest	(1.9)

Present value of net minimum lease payments	$22.2

The assets capitalized under capital leases as of December 31, 2013 and 2012 are:

	December 31,
	2013	2012
Machinery & Equipment	$1.3	$7.9
Other	4.5	0.8
Building & Improvements	6.8	0.5
Transportation	15.9	—
Land	6.6	6.5
Computer software / hardware	1.0	—

Total	$36.1	$15.7

NOTE 14 — Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in millions):

	December 31,
	2013	2012
Acquisition related contingent consideration liabilities	$180.9	$11.2
Long-term pension liability	48.5	44.3
Long-term severance liabilities	27.4	5.9
Litigation-related reserves	24.3	65.9
Other long-term liabilities	45.1	35.3

Total other long-term liabilities	$326.2	$162.6

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company determines the acquisition date fair value of contingent consideration obligations based on a probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving contingent obligations including contingent payments such as milestone obligations, royalty obligations and contract earn-out criteria, where applicable. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The resultant probability-weighted cash flows are discounted using an appropriate effective annual interest rate to reflect the internal rate of return and incremental commercial uncertainty, major risks and uncertainties associated with the successful completion of the projects triggering the contingent obligation. At each reporting date, the Company revalues the contingent consideration obligation to estimated fair value and records changes in fair value as income or expense in our consolidated statement of operations. Changes in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various contingent consideration obligations. Accretion expense related to the increase in the net present value of the contingent liability is included in operating income for the period.

NOTE 15 — Income Taxes

The Company’s income before provision for income taxes was generated from the U.S. and non-U.S. operations as follows (in millions):

	Years Ended December 31,
	2013	2012	2011
Income before income taxes:
U.S.	$637.2	$730.6	$731.4
Non-U.S.	(1,275.6)	(485.5)	(275.4)

Income before income taxes	$(638.4)	$245.1	$456.0

The Company’s provision for income taxes consisted of the following (in millions):

	Years Ended December 31,
	2013	2012	2011
Current provision:
U.S. federal	$318.1	$328.5	$301.2
U.S. state	9.0	18.0	10.8
Non-U.S.	60.6	21.3	11.8

Total current provision	387.7	367.8	323.8

Deferred (benefit) provision:
U.S. federal	(101.7)	(75.5)	(53.2)
U.S. state	1.2	5.6	(3.9)
Non-U.S.	(174.5)	(151.1)	(69.8)

Total deferred (benefit) provision	(275.0)	(221.0)	(126.9)

Total provision for income taxes	$112.7	$146.8	$196.9

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The exercise of certain stock options resulted in a tax benefit and has been reflected as a reduction of income taxes payable and an increase to additional paid-in capital. Such benefits recorded were $69.0 million, $13.7 million and $14.6 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Reconciliations between the statutory U.S. federal income tax rate and the Company’s effective income tax rate were as follows:

	Years Ended December 31,
	2013	2012	2011
U.S. federal income tax at statutory rates	35.0%	35.0%	35.0%
U.S. state income taxes, net of U.S. federal benefit	(2.1)%	5.5%	2.4%
Non-U.S. rate differential	10.6%	(3.7)%	1.9%
Non-U.S. intangible amortization	(22.0)%	18.7%	6.1%
Loss on non-U.S. currency hedge	—%	10.1%	—%
Impact of acquisitions and reorganizations	0.8%	(15.0)%	—%
Non-U.S. impairments	(38.0)%	8.4%	0.6%
Tax audit outcomes	(1.1)%	(7.0)%	(1.4)%
Non-deductible expenses	(3.5)%	8.6%	2.7%
R&D credits and U.S. manufacturing deduction	5.7%	(4.5)%	(3.7)%
Rate changes	(0.3)%	2.8%	(1.2)%
Valuation allowance	(0.6)%	(1.6)%	1.4%
Other	(2.2)%	2.6%	(0.6)%

Effective income tax rate	(17.7)%	59.9%	43.2%

For the year ended December 31, 2013, the impact of acquisitions and reorganizations above includes a tax benefit for a capital loss.

In December 2009, the Commonwealth of Puerto Rico Department of Economic Development and Commerce granted a tax ruling to the Company on behalf of its Puerto Rican subsidiary for industrial development income derived from its manufacturing, servicing and licensing activities subject to a reduced 2% income tax rate. Continued qualification for the tax ruling is subject to certain requirements. The tax ruling is effective through 2024.

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities are measured based on the difference between the financial statement and tax basis of assets and liabilities at the applicable tax rates. The significant components of the Company’s net deferred tax assets (liabilities) consisted of the following (in millions):

	December 31,
	2013	2012
Benefits from net operating and capital losses and tax credit carryforwards	$1,121.2	$248.1
Differences in financial statement and tax accounting for:
Inventories, receivables and accruals	473.7	397.7
Deferred revenue	16.7	(0.1)
Share-based compensation	33.1	24.0
Other	47.2	51.2

Total deferred tax asset, gross	1,691.9	720.9
Less: Valuation allowance	(900.7)	(103.0)

Total deferred tax asset, net	$791.2	$617.9

Differences in financial statement and tax accounting for:
Property, equipment and intangible assets	(961.8)	(923.9)
Basis difference in debt	(281.7)	(265.6)
Deferred interest expense	(69.1)	(76.3)

Total deferred tax liabilities	$(1,312.6)	$(1,265.8)

Total deferred taxes	$(521.4)	$(647.9)

The total net deferred tax liability increased by $123.1 million due to current year acquisitions. For the year ended December 31, 2012, the deferred taxes reported on the consolidated balance sheet include $6.4 million related to long-term taxes receivable.

The Company had the following carryforward tax attributes at December 31, 2013:

•	$2,162.9 million U.S. capital loss which will expire in 2018

•	$47.8 million U.S. state tax net operating losses (“NOL”) which begin to expire in 2014;

•	$940.2 million non-U.S. tax NOLs which begin to expire in 2014; and $474.2 million non-U.S. tax NOLs which are not subject to expiration.

•	$26.0 million of tax credits in non-U.S. jurisdictions which begin to expire in 2014 and $69.4 million of tax credits in non-U.S. jurisdictions which are not subject to expiration.

A valuation allowance has been established due to the uncertainty of realizing a capital loss carryforward ($757.0 million), certain net operating losses ($106.8 million), some non-U.S. deferred tax assets ($32.3 million) and deferred tax assets relating to some impaired investments ($4.6 million).

Deferred income taxes have not been provided on the undistributed earnings of certain of the Company’s non-Irish subsidiaries of approximately $1,258.4 million as of December 31, 2013, as these amounts are intended to be indefinitely reinvested in non-Irish operations. It is not practicable to calculate the deferred taxes associated with these earnings because of the variability of multiple factors that would need to be assessed at the time of any

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumed repatriation. In making this assertion, the Company evaluates, among other factors, the profitability of its Irish and non-Irish operations and the need for cash within and outside Ireland, including cash requirements for capital improvement, acquisitions and market expansion. Additionally, the Company has accrued withholding taxes of approximately $6.9 million for certain pre-acquisition earnings for some acquired subsidiaries. The Company expects that future earnings in these subsidiaries will be indefinitely reinvested.

Accounting for Uncertainty in Income Taxes

At December 31, 2013, 2012 and 2011, the liability for income tax associated with uncertain tax positions was $232.8 million, $103.7 million and $71.2 million, respectively. As of December 31, 2013, the Company estimates that this liability would be reduced by $58.4 million from offsetting tax benefits associated with the correlative effects of state income taxes and net operating losses with valuation allowances. The net amount of $174.4 million, if recognized, would favorably affect the Company’s effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	December 31,
	2013	2012	2011
Balance at the beginning of the year	$103.7	$71.2	$68.0
Increases for current year tax positions	54.3	4.3	8.5
Increases for prior year tax positions	53.0	6.7	11.0
Increases due to acquisitions	85.9	41.9	—
Decreases for prior year tax positions	(17.8)	(10.4)	(14.9)
Settlements	(42.7)	(9.3)	(1.2)
Lapse of applicable statue of limitations	(5.3)	(1.3)	(0.2)
Foreign Exchange	1.7	0.6	—

Balance at the end of the year	$232.8	$103.7	$71.2

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in tax expense. During the years ended December 31, 2013, 2012 and 2011, the company recognized approximately $2.1 million, $1.3 million and $2.2 million in interest and penalties, respectively. At December 31, 2013, 2012 and 2011 the Company had accrued $9.9 million (net of tax benefit of $4.3 million), $9.5 million (net of tax benefit of $4.4 million) and $4.2 million (net of tax benefit of $2.6 million) of interest and penalties related to uncertain tax positions, respectively. Although the company cannot determine the impact with certainty, it is reasonably possible that the unrecognized tax benefits may change by up to $11.0 million within the next twelve months.

The Company conducts business globally and, as a result, it files federal, state and foreign tax returns. The Company strives to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at any time. While the Company has accrued for amounts it believes are the probable outcomes, the final outcome with a tax authority may result in a tax liability that is more or less than that reflected in the condensed consolidated financial statements. Furthermore, the Company may later decide to challenge any assessments, if made, and may exercise its right to appeal. The uncertain tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues and issuance of new legislation, regulations or case law. Management believes that adequate amounts of tax and related penalty and interest have been provided for any adjustments that may result from these uncertain tax positions.

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2008. In the first quarter of 2013, the Company resolved the 2007-2009 examination for Arrow’s U.S. business, resulting in a reduction of the uncertain tax positions by $3.9 million with no impact on the effective tax rate. For the Company’s 2008-2009 tax years, the IRS has agreed on all issues except the timing of the deductibility of certain litigation costs. The IRS is examining the 2009-2011 tax returns for Actavis’ pre-acquisition U.S. business. Additionally, the IRS has begun the examination of the Company’s 2010-2011 tax years in the second quarter of 2013.

The Company’s acquired Warner Chilcott U.S. business is currently under audit by the IRS for the 2008-2009 tax years. Although the Company believes that this audit is near completion, the IRS is still assessing whether there may be proposed adjustments. Further, the IRS has indicated that it will commence an audit of the 2010-2011 tax years upon completion of the audit of the 2008-2009 tax years, both of which the IRS expects will occur in 2014. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company has accrued for amounts it believes are the likely outcomes at this time.

The Warner Chilcott U.S. operating entities entered into an Advanced Pricing Agreement (“APA”) with the IRS that specifies the agreed upon terms under which the Warner Chilcott U.S. entities are compensated for distribution and service transactions between the Warner Chilcott U.S. entities and the Warner Chilcott non-U.S. entities, effective for 2011 through 2017. On December 17, 2013, Warner Chilcott UK Limited signed an APA with the United Kingdom tax authorities that specifies the agreed upon terms under which Warner Chilcott UK Limited is compensated for the purchase of certain finished pharmaceutical products by Warner Chilcott U.K. from various Warner Chilcott non-U.K. entities related to the distribution of these products in the U.K. for calendar years 2013 through 2017 with a rollback covering 2010 through 2012. These APAs provide the Company with greater certainty with respect to the mix of its pretax income in certain of the tax jurisdictions in which the Company operates and is applicable to the Company’s Warner Chilcott U.S. and U.K. operations. The Company believes that its transfer pricing arrangements comply with existing U.S. and non-U.S. tax rules.

NOTE 16 — Stockholders’ Equity

Preferred stock

In 1992, the Company authorized 2.5 million shares of no par preferred shares. The board of directors has the authority to fix the rights, preferences, privileges and restrictions, including but not limited to, dividend rates, conversion and voting rights, terms and prices of redemptions and liquidation preferences without vote or action by the stockholders. On December 2, 2009 the Company issued 200,000 shares of Mandatorily Redeemable Preferred Shares in connection with Arrow Acquisition. The Mandatorily Redeemable Preferred Stock was redeemed for cash of $200.0 million on December 2, 2012. As of December 31, 2013 there were no outstanding preferred shares.

Share Repurchases

During the years ended December 31, 2013 and 2012, the Company repurchased approximately 1.2 million and 0.3 million of its Ordinary Shares surrendered to the Company to satisfy tax withholding obligations in connection with the exercise and sale of stock options or vesting of restricted stock issued to employees for total consideration of $170.0 million and $16.1 million, respectively.

Accumulated Other Comprehensive Income (Loss)

For most of the Company’s international operations, the local currency has been determined to be the functional currency. The results of its non-U.S. dollar based operations are translated to U.S. dollars at the average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing rate of exchange at the date of the equity

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transaction. Translation adjustments are reflected in stockholders’ equity and are included as a component of other comprehensive income / (loss). The effects of converting non-functional currency assets and liabilities into the functional currency are recorded as general and administrative expenses in the consolidated statements of operations.

The movements in accumulated other comprehensive (loss) were as follows (in millions):

	Foreign Currency Translation Items	Unrealized gains/(losses) net of tax	Total Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2011	$(76.6)	$0.1	$(76.5)
Other comprehensive (loss)/income before reclassifications into general and administrative	113.3		113.3
Amounts reclassified from accumulated other comprehensive (loss) into general and administrative	—		—

Total other comprehensive (loss)/income	113.3	—	113.3

Balance as of December 31, 2012	$36.7	$0.1	$36.8

Other comprehensive (loss)/income before reclassifications into general and administrative	48.4	5.3	53.7
Amounts reclassified from accumulated other comprehensive (loss) into general and administrative	—	—	—

Total other comprehensive (loss)/income	48.4	5.3	53.7

Balance as of December 31, 2013	$85.1	$5.4	$90.5

NOTE 17 — Segments

The Company operated and managed its business as of December 31, 2013 as three distinct operating segments: Actavis Pharma, Actavis Specialty Brands and Anda Distribution. The Actavis Pharma segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The Actavis Specialty Brands segment includes patent-protected products and certain trademarked off-patent products that the Company sells and markets as brand pharmaceutical products. The Anda Distribution segment distributes generic and brand pharmaceutical products manufactured by third parties, as well as by the Company, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. The Anda Distribution segment operating results exclude sales of products developed, acquired, or licensed by the Actavis Pharma and Actavis Specialty Brands segments.

The accounting policies of the operating segments are the same as those described in “NOTE 3 — Summary of Significant Accounting Policies.” The Company evaluates segment performance based on segment contribution. Segment contribution represents segment net revenues less cost of sales (excluding amortization and impairment of acquired intangibles including product rights), R&D expenses and selling and marketing expenses. The Company does not report total assets, capital expenditures, general and administrative expenses,

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortization, gains or (losses) on asset sales or disposals and impairments by segment as not all such information has been accounted for at the segment level, nor has such information been used by all segments.

Segment net revenues, segment operating expenses and segment contribution information for the Company’s Actavis Pharma, Actavis Specialty Brands and Anda Distribution segments consisted of the following for the year ended December 31, 2013 (in millions):

	Actavis Pharma	Actavis Specialty Brands	Anda Distribution	Total
Product sales	$6,252.3	$1,042.6	$1,196.9	$8,491.8
Other revenue	103.6	82.2	—	185.8

Net revenues	6,355.9	1,124.8	1,196.9	8,677.6
Operating expenses:
Cost of sales(1)	3,294.0	372.2	1,024.5	4,690.7
Research and development	425.1	191.8	—	616.9
Selling and marketing	638.3	269.5	112.5	1,020.3

Contribution	$1,998.5	$291.3	$59.9	$2,349.7

Contribution margin	31.4%	25.9%	5.0%	27.1%
General and administrative				1,027.5
Amortization				842.7
Goodwill impairments				647.5
Loss on assets held for sale				42.7
Loss on asset sales, other impairments and commitment contingencies, net				212.5

Operating (loss) / income				$(423.2)

Operating margin				(4.9)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment net revenues, segment operating expenses and segment contribution information for the Company’s Actavis Pharma, Actavis Specialty Brands and Anda Distribution segments consisted of the following for the year ended December 31, 2012 (in millions):

	Actavis Pharma	Actavis Specialty Brands	Anda Distribution	Total
Product sales	$4,385.2	$411.6	$986.4	$5,783.2
Other revenue	60.9	70.8	—	131.7

Net revenues	4,446.1	482.4	986.4	5,914.9
Operating expenses:
Cost of sales(1)	2,430.9	116.8	846.6	3,394.3
Research and development	256.3	146.2	—	402.5
Selling and marketing	281.2	175.5	89.8	546.5

Contribution	$1,477.7	$43.9	$50.0	$1,571.6

Contribution margin	33.2%	9.1%	5.1%	26.6%
General and administrative				625.3
Amortization				481.1
Goodwill impairments				—
Loss on asset sales, other impairments and commitment contingencies, net				149.5

Operating income				$315.7

Operating margin				5.3%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment net revenues, segment operating expenses and segment contribution information for the Company’s Actavis Pharma, Actavis Specialty Brands and Anda Distribution segments consisted of the following for the year ended December 31, 2011 (in millions):

	Actavis Pharma	Actavis Specialty Brands	Anda Distribution	Total
Product sales	$3,320.2	$364.9	$776.2	$4,461.3
Other revenue	47.0	76.1	—	123.1

Net revenues	3,367.2	441.0	776.2	4,584.4
Operating expenses:
Cost of sales(1)	1,818.8	95.0	652.7	2,566.5
Research and development	241.8	64.8	—	306.6
Selling and marketing	156.0	168.6	77.2	401.8

Contribution	$1,150.6	$112.6	$46.3	$1,309.5

Contribution margin	34.2%	25.5%	6.0%	28.6%
General and administrative				353.1
Amortization				354.3
Loss on asset sales and impairments, net				78.7

Operating income				$523.4

Operating margin				11.4%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

The Company’s net product sales are represented by the sale of products in the following geographic areas for the years ended December 31, 2013, 2012 and 2011 (in millions):

	Year Ended December 31,
	2013	2012	2011
Americas	$6,051.4	$4,867.3	$4,089.9
Europe	2,003.8	677.7	288.8
MEAAP	436.6	238.2	82.6

	$8,491.8	$5,783.2	$4,461.3

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s net product sales are represented by the sale of products in the following therapeutic categories for the years ended December 31, 2013, 2012 and 2011 (in millions):

	Year Ended December 31,
	2013	2012	2011
Central nervous system	$2,465.6	$1,964.0	$1,517.4
Cardiovascular	1,692.6	1,298.5	977.2
Hormones and synthetic substitutes	1,181.0	868.5	724.7
Anti-infective agents	469.1	267.9	197.9
Dermatologicals	375.0	78.7	55.3
Gastrointestinal	303.5	160.0	95.5
Alimentary tract and metabolism	246.1	47.5	—
Urology	161.7	174.0	140.5
Musculo-skeletal system	153.5	—	—
Women’s healthcare	120.0	—	—
Other	1,323.7	924.1	752.8

	$8,491.8	$5,783.2	$4,461.3

NOTE 18 — Business Restructuring Charges

During the year ended December 31, 2013 activity related to our business restructuring and facility rationalization activities primarily related to the cost optimization initiatives in conjunction with the Warner Chilcott and Actavis Acquisitions as well as optimization of our operating cost structure through our global supply chain initiative (“GSCI”). Restructuring activities for the year ended December 31, 2013 as follows (in millions):

	Accrual Balance at December 31, 2012	Assumed Liability Warner Chilcott	Charged to Expense	Cash Payments	Non-cash Adjustments	Accrual Balance at December 31, 2013
Cost of sales
Severance and retention	$14.9	$—	$14.5	$(5.4)	$0.9	$24.9
Product transfer costs	0.5	—	15.5	(13.1)	(2.5)	0.4
Facility decommission costs	7.3	—	7.2	(9.2)	—	5.3
Accelerated depreciation	—	—	28.1	—	(28.1)	—

	22.7	—	65.3	(27.7)	(29.7)	30.6

Operating expenses
R&D	3.4	—	12.8	(5.2)	(9.6)	1.4
Accelerated depreciation — R & D	—	—	3.6	—	(3.6)	—
Selling, general and administrative	39.0	18.1	90.2	(59.7)	(2.9)	84.7
Share-based compensation restructuring related to Warner Chilcott Acquisition	—	—	45.4	—	(45.4)	—
Accelerated depreciation — SG&A	—	—	4.3	—	(4.3)	—

	$42.4	$18.1	$156.3	$(64.9)	$(65.8)	$86.1

Total	$65.1	$18.1	$221.6	$(92.6)	$(95.5)	$116.7

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2012 activity related to our business restructuring and facility rationalization activities primarily related to the cost optimization initiatives in conjunction with the Actavis Group Acquisition and our GSCI. Restructuring activities involved facilities and operations in Corona, California; Morristown, New Jersey; and Zug, Switzerland. For the year ended December 31, 2012, restructuring activities were as follows (in millions):

	Accrual Balance at December 31, 2011	Assumed Liability Actavis Group	Charged to Expense	Cash Payments	Non-cash Adjustments	Accrual Balance at December 31, 2012
Cost of sales
Severance and retention	$7.9	$1.0	$7.9	$(0.6)	$(1.3)	$14.9
Product transfer costs	0.3	—	4.7	(4.5)	—	0.5
Facility decommission costs	1.2	6.2	0.8	(0.7)	(0.2)	7.3
Accelerated depreciation	—	—	0.3	—	(0.3)	—

	9.4	7.2	13.7	(5.8)	(1.8)	22.7

Operating expenses
Research and development	3.8	1.4	1.1	(2.9)	—	3.4
Accelerated — R & D	—	—	0.2	—	(0.2)	—
Selling, general and administrative	0.9	12.0	32.3	(6.5)	0.3	39.0

	$4.7	$13.4	$33.6	$(9.4)	$0.1	$42.4

Total	$14.1	$20.6	$47.3	$(15.2)	$(1.7)	$65.1

During the year ended December 31, 2013, 2012 and 2011, the Company recognized restructuring charges of $221.6 million, $47.3 million and $16.1 million, respectively.

NOTE 19 — Derivative Instruments and Hedging Activities

The Company’s revenue, earnings, cash flows and fair value of its assets and liabilities can be impacted by fluctuations in foreign exchange risks and interest rates, as applicable. The Company manages the impact of foreign exchange risk and interest rate movements through operational means and through the use of various financial instruments, including derivative instruments such as foreign currency contracts.

Foreign Currency Forward Contracts

As a result of the Actavis Group Acquisition, the Company’s exposure to foreign exchange fluctuations has increased. The Company has entered into foreign currency forward contracts to mitigate volatility in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward contracts outstanding at December 31, 2013 have settlement dates within one month. The effect of the derivative contracts was a gain of $0.3 million and a loss of $70.4 million for the years ended December 31, 2013 and 2012, respectively, and was recognized in other income (expense). The forward contracts are classified in the consolidated balance sheet in prepaid expenses and other assets or accounts payable and accrued expenses, as applicable. In 2012, the Company entered into foreign currency exchange options and forward contracts to hedge its agreed upon purchase of Actavis of €4.25 billion. The foreign currency options had a net premium payable of $156.8 million, which was settled and paid on October 9, 2012. These transactions were entered into to mitigate

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exposure resulting from movements of the U.S. dollar against the Euro in connection with the Actavis Acquisition, and resulted in a (loss) being reflected in other income and expense of $70.4 million during the year ended December 31, 2012.

The foreign currency forward contracts to buy Euros and US dollars and sell New Zealand dollars at December 31, 2013 were as follows:

	Notional Amount
Foreign Currency	Buy	Sell
New Zealand Dollar	€—	€0.3

	€—	€0.3

	Notional Amount
Foreign Currency	Buy	Sell
New Zealand Dollar	$—	$1.1

	$—	$1.1

NOTE 20 — Fair Value Measurement

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants. Fair values determined based on Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined based on Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices for identical or similar assets in markets that are not very active. Fair values determined based on Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. A financial asset or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Assets and liabilities measured at fair value or disclosed at fair value on a recurring basis as of December 31, 2013 and 2012 consisted of the following (in millions):

	Fair Value Measurements as at December 31, 2013 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$2.5	$2.5	$—	$—
Foreign exchange forward contracts	0.3	—	0.3	—

Total assets	2.8	2.5	0.3	—

Liabilities:
Contingent consideration	214.7	6.9	—	207.8

Total liabilities	$214.7	$6.9	$—	$207.8

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements as at December 31, 2012 Using:
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities	$9.0	$9.0	$—	$—

Total assets	9.0	9.0	—	—

Liabilities:
Contingent consideration	363.1	—	—	363.1

Total liabilities	$363.1	$—	$—	$363.1

Marketable securities and investments consist of available-for-sale investments in U.S. treasury and agency securities and publicly traded equity securities for which market prices are readily available. Unrealized gains or losses on marketable securities and investments are recorded in accumulated other comprehensive (loss) income.

The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on our own assumptions. Changes in the fair value of the contingent consideration obligations are recorded in our consolidated statement of operations. For the year ended December 31, 2013, charges of $7.2 million, $1.4 million, and $1.1 million have been included in cost of sales, general and administrative, and R&D, respectively. For the year ended December 31, 2012, charges (credits) of $4.9 million, $0.7 million, $0.6 million and ($27.5) million have been included in cost of sales, R&D, general and administrative and loss on asset sales and impairments, respectively, in the accompanying consolidated statement of operations.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and 2012 (in millions):

	Balance at December 31, 2012	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments	Foreign currency translation	Balance at December 31, 2013
Liabilities:
Contingent consideration obligations	$363.1	$(342.7)	$176.9	$9.7	$0.8	$207.8

	Balance at December 31, 2011	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments	Foreign currency translation	Balance at December 31, 2012
Liabilities:
Contingent consideration obligations	$181.6	$—	$197.3	$(21.3)	$5.5	$363.1

During the year ended December 31, 2013, the Company transferred to level 1 the contingent obligation for the Actavis Group earn-out ($335.8 million) and the Specifar Acquisition ($6.9 million). The Company recorded additional contingent consideration of $43.4 million and $146.1 million in connection with the Uteron Acquisition and the license agreement entered into with Medicines360, respectively, offset in part by contingent payments made to the Arrow Group selling shareholders based on the after-tax gross profits sales of atorvastatin. During the year ended December 31, 2012, the Company recorded contingent payments made to the Arrow Group selling shareholders based on the after-tax gross profits on sales of atorvastatin within the U.S. of $127.0 million. The Company recorded additional contingent consideration of $329.1 million in connection with Actavis Acquisition.

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 21 — Commitments and Contingencies

Legal Matters

The Company and its affiliates are involved in various disputes, governmental and/or regulatory inspections, inquires, investigations and proceedings, and litigation matters that arise from time to time in the ordinary course of business. The process of resolving matters through litigation or other means is inherently uncertain and it is possible that an unfavorable resolution of these matters will adversely affect the Company, its results of operations, financial condition and cash flows. The Company’s general practice is to expense legal fees as services are rendered in connection with legal matters, and to accrue for liabilities when losses are probable and reasonably estimable.

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued. As of December 31, 2013, the Company’s consolidated balance sheet includes accrued loss contingencies of approximately $260.0 million.

The Company’s legal proceedings range from cases brought by a single plaintiff to mass tort actions and class actions with thousands of putative class members. These legal proceedings, as well as other matters, involve various aspects of the Company’s business and a variety of claims (including, but not limited to, qui tam actions, antitrust, product liability, breach of contract, securities, patent infringement and trade practices), some of which present novel factual allegations and/or unique legal theories. In addition, a number of the matters pending against the Company are at very early stages of the legal process (which in complex proceedings of the sort faced by us often extend for several years). As a result, some matters have not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable the Company to estimate a range of possible loss. In those proceedings in which plaintiffs do request publicly quantified amounts of relief, the Company does not believe that the quantified amounts are meaningful because they are merely stated jurisdictional limits, exaggerated and/or unsupported by the evidence or applicable burdens of proof.

Antitrust Litigation

Actos® Litigation. On December 31, 2013 two putative class actions were filed in the federal district court (United Food and Commercial Workers Local 1776 & Participating Employers Health and Welfare Fund v. Takeda Pharmaceutical Co. Ltc. Et al., S.D.N.Y. Civ. No. 13-9244 and Crosby Tugs LLC v. Takeda Pharmaceuticals Co. Ltd., et al., S.D.N.Y. Civ. No. 13-9250) against Actavis plc and certain of its affiliates alleging that Watson’s 2010 patent lawsuit settlement with Takeda Pharmaceutical, Co. Ltd. related to Actos® (pioglitazone hydrochloride and metformin “Actos®”) is unlawful. One additional complaint has been filed (Fraternal Order of Police, Fort Lauderdale Lodge 31, Insurance Trust Fund v. Takeda Pharmaceutical Co. Ltd., et al., S.D.N.Y. Civ. No. 14-0116). The complaints, each asserted on behalf of putative classes of direct purchaser plaintiffs, generally allege an overall scheme that included Watson improperly delaying the launch of its generic version of Actos® in exchange for substantial payments from Takeda in violation of federal and state antitrust and consumer protection laws. The complaint seeks declaratory and injunctive relief and unspecified damages.

The Company believes that it has substantial meritorious defenses to the claims alleged. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Androgel® Litigation.    On January 29, 2009, the U.S. Federal Trade Commission and the State of California filed a lawsuit in the United States District Court for the Central District of California (Federal Trade Commission, et. al. v. Watson Pharmaceuticals, Inc., et. al., USDC Case No. CV 09-00598) alleging that the September 2006 patent lawsuit settlement between Watson Pharmaceuticals, Inc. (“Watson” now known as Actavis, Inc.) and Solvay Pharmaceuticals, Inc. (“Solvay”), related to AndroGel® 1% (testosterone gel) CIII is unlawful. The complaint generally alleged that Watson improperly delayed its launch of a generic version of

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Androgel ® in exchange for Solvay’s agreement to permit Watson to co-promote Androgel® for consideration in excess of the fair value of the services provided by Watson, in violation of federal and state antitrust and consumer protection laws. The complaint sought equitable relief and civil penalties. On February 2 and 3, 2009, three separate lawsuits alleging similar claims were filed in the United States District Court for the Central District of California by various private plaintiffs purporting to represent certain classes of similarly situated claimants (Meijer, Inc., et. al., v. Unimed Pharmaceuticals, Inc., et. al., USDC Case No. EDCV 09-0215); (Rochester Drug Co-Operative, Inc. v. Unimed Pharmaceuticals Inc., et. al., Case No. EDCV 09-0226); (Louisiana Wholesale Drug Co. Inc. v. Unimed Pharmaceuticals Inc., et. al, Case No. EDCV 09-0228). On April 8, 2009, the Court transferred the government and private cases to the United States District Court for the Northern District of Georgia. On April 21, 2009 the State of California voluntarily dismissed its lawsuit against Watson without prejudice. The Federal Trade Commission and the private plaintiffs in the Northern District of Georgia filed amended complaints on May 28, 2009. The private plaintiffs amended their complaints to include allegations concerning conduct before the U.S. Patent and Trademark Office, conduct in connection with the listing of Solvay’s patent in the FDA “Orange Book,” and sham litigation. Additional actions alleging similar claims have been filed in various courts by other private plaintiffs purporting to represent certain classes of similarly situated direct or indirect purchasers of Androgel ® (Stephen L. LaFrance Pharm., Inc. d/b/a SAJ Dist. v. Unimed Pharms., Inc., et al., D. NJ Civ. No. 09-1507); (Fraternal Order of Police, Fort Lauderdale Lodge 31, Insurance Trust Fund v. Unimed Pharms. Inc., et al., D. NJ Civ. No. 09-1856); (Scurto v. Unimed Pharms., Inc., et al., D. NJ Civ. No. 09-1900); (United Food and Commercial Workers Unions and Employers Midwest Health Benefits Fund v. Unimed Pharms., Inc., et al., D. MN Civ. No. 09-1168); (Rite Aid Corp. et al. v. Unimed Pharms., Inc. et al., M.D. PA Civ. No. 09-1153); (Walgreen Co., et al. v. Unimed Pharms., LLC, et al., MD. PA Civ. No. 09-1240); (Supervalu, Inc. v. Unimed Pharms., LLC, et al, ND. GA Civ. No. 10-1024); (LeGrand v. Unimed Pharms., Inc., et al., ND. GA Civ. No. 10-2883); (Jabo’s Pharmacy Inc. v. Solvay Pharmaceuticals, Inc., et al., Cocke County, TN Circuit Court Case No. 31,837). On April 20, 2009, Watson was dismissed without prejudice from the Stephen L. LaFrance action pending in the District of New Jersey. On October 5, 2009, the Judicial Panel on Multidistrict Litigation transferred all actions then pending outside of the United States District Court for the Northern District of Georgia to that district for consolidated pre-trial proceedings (In re: AndroGel® Antitrust Litigation (No. II), MDL Docket No. 2084), and all currently-pending related actions are presently before that court. On February 22, 2010, the judge presiding over all the consolidated litigations related to Androgel® then pending in the United States District Court for the Northern District of Georgia granted Watson’s motions to dismiss the complaints, except the portion of the private plaintiffs’ complaints that include allegations concerning sham litigation. Final judgment in favor of the defendants was entered in the Federal Trade Commission’s action on April 21, 2010. On April 25, 2012, the Court of Appeals affirmed the dismissal. On June 17, 2013, the Supreme Court issued a decision, holding that the settlements between brand and generic drug companies which include a payment from the brand company to the generic competitor must be evaluated under a “rule of reason” standard of review and ordered the case remanded (the “Supreme Court Androgel Decision”). On July 20, 2010, the plaintiff in the Fraternal Order of Police action filed an amended complaint adding allegations concerning conduct before the U.S. Patent and Trademark Office, conduct in connection with the listing of Solvay’s patent in the FDA’s “Orange Book,” and sham litigation similar to the claims raised in the direct purchaser actions. On October 28, 2010, the judge presiding over MDL 2084 entered an order pursuant to which the LeGrand action, filed on September 10, 2010, was consolidated for pretrial purposes with the other indirect purchaser class action as part of MDL 2084 and made subject to the Court’s February 22, 2010 order on the motion to dismiss. In February 2012, the direct and indirect purchaser plaintiffs and the defendants filed cross-motions for summary judgment, and on June 22, 2012, the indirect purchaser plaintiffs, including Fraternal Order of Police, LeGrand and HealthNet, filed a motion for leave to amend and consolidate their complaints. On September 28, 2012, the district court granted summary judgment in favor of the defendants on all outstanding claims. The plaintiffs then appealed. On September 12 and 13, 2013, respectively, the indirect purchaser plaintiffs and direct purchaser plaintiffs filed motions with the district court, asking the court for an indicative ruling that it would vacate its final order on the parties’ summary judgment motions and conduct further

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

proceedings in light of the Supreme Court Androgel Decision, should the Court of Appeals remand the case to the district court. On October 23, 2013, the district court granted the motions. The court of appeals recently decided to remand the case back to the district court, which has already indicated it will grant plaintiffs relief under Rule 60(b) of the Federal Rules of Civil Procedure, vacating the ruling from which plaintiffs appealed.

The Company believes it has substantial meritorious defenses and intends to defend itself vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Cipro® Litigation.    Beginning in July 2000, a number of suits were filed against Watson and certain Company affiliates including The Rugby Group, Inc. (“Rugby”) in various state and federal courts alleging claims under various federal and state competition and consumer protection laws. Several plaintiffs have filed amended complaints and motions seeking class certification. Approximately 42 cases were filed against Watson, Rugby and other Company entities. Many of these actions have been dismissed. Actions remain pending in various state courts, including California, Kansas, Tennessee, and Florida. The actions generally allege that the defendants engaged in unlawful, anticompetitive conduct in connection with alleged agreements, entered into prior to Watson’s acquisition of Rugby from Sanofi Aventis (“Sanofi”), related to the development, manufacture and sale of the drug substance ciprofloxacin hydrochloride, the generic version of Bayer’s brand drug, Cipro®. The actions generally seek declaratory judgment, damages, injunctive relief, restitution and other relief on behalf of certain purported classes of individuals and other entities. The action pending in Kansas, which the court previously terminated administratively, has been reopened. Plaintiffs’ motion for class certification in the Kansas case is due on February 21, 2014. There has been no action in the cases pending in Florida and Tennessee since 2003. In the action pending in the California Superior Court for the County of San Diego (In re: Cipro Cases I & II, JCCP Proceeding Nos. 4154 & 4220 ), on July 21, 2004, the California Court of Appeal ruled that the majority of the plaintiffs would be permitted to pursue their claims as a class. On August 31, 2009, the California Superior Court granted defendants’ motion for summary judgment, and final judgment was entered on September 24, 2009. On October 31, 2011, the California Court of Appeal affirmed the Superior Court’s judgment. On December 13, 2011, the plaintiffs filed a petition for review in the California Supreme Court. On February 15, 2012, the California Supreme Court granted review. On September 12, 2012, the California Supreme Court entered a stay of all proceedings in the case pending a decision from the United States Supreme Court in the Federal Trade Commission v. Actavis matter involving Androgel, described above. The California Supreme Court lifted the stay on June 26, 2013 following the ruling by the United States Supreme Court. Plaintiffs and Bayer recently announced that they have reached an agreement to settle the claims pending against Bayer. Plaintiffs are continuing to pursue claims against the generic defendants, including Watson and Rugby. The remaining parties submitted letter briefs to the court regarding the impact of the Supreme Court Androgel Decision. Response briefs are due on February 14, 2014.

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

Doryx Litigation.    In July 2012, Mylan Pharmaceuticals Inc. (“Mylan”) filed a complaint against Warner Chilcott and Mayne Pharma International Pty. Ltd. (“Mayne”) in the U.S. District Court for the Eastern District of Pennsylvania alleging that Warner Chilcott and Mayne prevented or delayed Mylan’s generic competition to Warner Chilcott’s Doryx® products in violation of U.S. federal antitrust laws and tortiously interfered with Mylan’s prospective economic relationships under Pennsylvania state law. (Mylan Pharmaceuticals Inc. v. Warner Chilcott Public Limited Co., et al., E.D.Pa. No. 12-cv-03824). In the complaint, Mylan seeks unspecified treble and punitive damages and attorneys’ fees.

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following the filing of Mylan’s complaint, three putative class actions were filed against Warner Chilcott and Mayne by purported direct purchasers, and one putative class action was filed against Warner Chilcott and Mayne by purported indirect purchasers, each in the same court. On December 5, 2013 an additional complaint was filed by the International Union of Operating Engineers Local 132 Health and Welfare Fund on behalf of another group of purported indirect purchasers. Warner has moved to dismiss this new complaint. In each case the plaintiffs allege that they paid higher prices for Warner Chilcott’s Doryx® products as a result of Warner Chilcott’s and Mayne’s alleged actions preventing or delaying generic competition in violation of U.S. federal antitrust laws and/or state laws. Plaintiffs seek unspecified injunctive relief, treble damages and/or attorneys’ fees. The court consolidated the purported class actions and the action filed by Mylan and ordered that all the pending cases proceed on the same schedule.

On February 5, 2013, four retailers, including HEB Grocery, Safeway, Inc., Supervalu, Inc. and Walgreen Co., filed in the same court a civil antitrust complaint in their individual capacities against Warner Chilcott and Mayne regarding Doryx®. (Walgreen Co., Safeway, Inc., Supervalu, Inc. and HEB Grocery Co, LP. v. Warner Chilcott Public Limited Co., et al., E.D.Pa. No. 13-cv-00658). On March 28, 2013, another retailer, Rite Aid, filed a similar complaint in the same court. (Rite Aid Corp. v. Warner Chilcott Public Limited Co., et al., E.D.Pa. No. 13-cv-01644). Both retailer complaints recite similar facts and assert similar legal claims for relief to those asserted in the related cases described above. Both retailer complaints have been consolidated with the cases described above.

Warner Chilcott and Mayne moved to dismiss the claims of Mylan, the direct purchasers, the indirect purchasers and the retailers. On November 21, 2012, the Federal Trade Commission filed with the court an amicus curiae brief supporting the plaintiffs’ theory of relief. On June 12, 2013, the court entered a denial, without prejudice, of Warner Chilcott and Mayne’s motions to dismiss. Discovery is ongoing in the consolidated cases. On November 13, 2013, Warner Chilcott and Mayne reached an agreement in principle to settle the claims of the Direct Purchaser Plaintiff class representatives for $15 million. On February 18, 2014 the court preliminarily approved the settlement and set a hearing for final approval on June 9, 2014. Indirect Purchasers Plaintiffs’ motion for class certification remains pending before the court, with no class having yet been certified.

The Company intends to vigorously defend its rights in the litigations. However, it is impossible to predict with certainty the outcome of any litigation, and the Company can offer no assurance as to when the lawsuits will be decided, whether the Company will be successful in its defense and whether any additional similar suits will be filed. The plaintiffs collectively seek approximately $1.2 billion in compensatory damages, which includes approximately $650 million in purported damages of the Direct Purchaser Plaintiffs with whom the company has a settlement in principle. The Company believes these amounts are unfounded and without merit. However, any award of compensatory damages could be subject to trebling. If these claims are successful such claims could adversely affect the Company and could have a material adverse effect on the Company’s business, financial condition, results of operation and cash flows.

Lidoderm® Litigation. On November 8, 2013, a putative class action was filed in the federal district court (Drogueria Betances, Inc. v. Endo Pharmaceuticals, Inc., et al., E.D.Pa. Civ. No. 13-06542) against Actavis, Inc. and certain of its affiliates alleging that Watson’s 2012 patent lawsuit settlement with Endo Pharmaceuticals, Inc. related to Lidoderm® (lidocaine transdermal patches, “Lidoderm®”) is unlawful. The complaint, asserted on behalf of putative classes of direct purchaser plaintiffs, generally alleges that Watson improperly delayed launching generic versions of Lidoderm® in exchange for substantial payments from Endo Pharmaceuticals in violation of federal and state antitrust and consumer protection laws. The complaint seeks declaratory and injunctive relief and damages. Additional lawsuits contain similar allegations have followed on behalf of putative classes of direct purchasers (Rochester Drug Cooperative, Inc. v. Endo Pharmaceuticals, Inc., et al.., E.D.Pa. Civ. No. 13-7217; American Sales Co. LLC, v. Endo Pharmaceuticals, Inc., et al., M.D.Tenn. Civ. No. 14-0022) and suits filed on behalf of a putative class of end-payer plaintiffs (United Food and Commercial Workers Local 1776 & Participating Employers Health and Welfare Fund v.Teikoku Pharma USA, Inc., et al., N.D.Cal. Civ.

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 13-5257; Fraternal Order of Police, Fort Lauderdale Lodge 31, Insurance Trust Fund v. Teikoku Pharma USA, Inc., et al., N.D.Cal. Civ. No. 13-5280; City of Providence v. Teikoku Pharma USA, Inc., et al., D.R.I. Civ. No. 13-771; Greater Metropolitan Hotel Employers — Employees Health and Welfare Fund v. Endo Pharmaceuticals, Inc., et al., D.Minn. Civ. No. 13-3399; Pirelli Armstrong Retiree Medical Benefits Trust v. Teikoku Pharma USA, Inc., et al., M.D.Tenn. Civ. No. 13-1378; Plumbers and Pipefitters Local 178 Health and Welfare Trust Fund v. Teikoku Pharma USA, Inc., et al., N.D.Cal. Civ. No. 13-5938; Philadelphia Federation of Teachers Health and Welfare Fund v. Endo Pharmaceuticals, Inc., et al., E.D.Pa. Civ. No. 14-0057; International Association of Fire Fighters Local 22 Health & Welfare Fund v. Endo Pharmaceuticals, Inc., et al., E.D.Pa. Civ. No. 14-0092; Painters District Council No. 30 Health and Welfare Fund v. Teikoku Pharma USA, Inc., et al., C.D.Cal. Civ. No. 14-0289; Local 17 Hospitality Benefit Fund v. Endo Pharmaceuticals, Inc., et al., N.D.Cal. Civ. No. 14-0503; Teamsters Local Union 115 Health and Welfare Fund v. Endo Pharmaceuticals, Inc., et al., E.D.Pa. Civ. No. 14-0772). On December 23, 2013, plaintiffs in the United Food and Commercial Workers action filed a motion with the JPML to have all the Lidoderm® antitrust cases consolidated in the Northern District of California. Plaintiffs in several of the other actions filed objections and argued for consolidation in districts where their suits were filed. A hearing with the JPML has not yet been scheduled.

The Company believes it has substantial meritorious defenses and intends to defend itself vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Loestrin® 24 Litigation.    On April 5, 2013, two putative class actions were filed in the federal district court (New York Hotel Trades Council & Hotel Assoc. of New York City, Inc. Health Benefits Fund v. Warner Chilcott Pub. Ltd. Co., et al., D.N.J., Civ. No. 13-02178, and United Food and Commercial Workers Local 1776 & Participating Employers Health and Welfare Fund v. Warner Chilcott (US), LLC, et al., E.D.Pa., No. 13-01807) against Actavis, Inc. and certain affiliates alleging that Watson’s 2009 patent lawsuit settlement with Warner Chilcott related to Loestrin® 24 Fe (norethindrone acetate/ethinyl estradiol tablets and ferrous fumarate tablets, “Loestrin® 24”) is unlawful. The complaints, both asserted on behalf of putative classes of end-payors, generally allege that Watson and another generic manufacturer improperly delayed launching generic versions of Loestrin® 24 in exchange for substantial payments from Warner Chilcott, which at the time was an unrelated company, in violation of federal and state antitrust and consumer protection laws. The complaints each seek declaratory and injunctive relief and damages. On April 15, 2013, the plaintiff in New York Hotel Trades withdrew its complaint and, on April 16, 2013, refiled it in the federal court for the Eastern District of Pennsylvania (New York Hotel Trades Council & Hotel Assoc. of New York City, Inc. Health Benefits Fund v. Warner Chilcott Public Ltd. Co., et al., E.D.Pa., Civ. No. 13-02000). Additional complaints have been filed by different plaintiffs seeking to represent the same putative class of end-payors (A.F. of L. — A.G.C. Building Trades Welfare Plan v. Warner Chilcott, et al., D.N.J. 13-02456, Fraternal Order of Police, Fort Lauderdale Lodge 31, Insurance Trust Fund v. Warner Chilcott Public Ltd. Co., et al., E.D.Pa. Civ. No. 13-02014). Electrical Workers 242 and 294 Health & Welfare Fund v. Warner Chilcott Public Ltd. Co., et al., E.D.Pa. Civ. No. 13-2862 and City of Providence v. Warner Chilcott Public Ltd. Co., et al., D.R.I. Civ. No. 13-307). In addition to the end-payor suits, two lawsuits have been filed on behalf of a class of direct payors (American Sales Company, LLC v. Warner Chilcott Public Ltd., Co. et al., D.R.I. Civ. No. 12-347 and Rochester Drug Co-Operative Inc., v. Warner Chilcott (US), LLC, et al., E.D.Pa. Civ. No. 13-133476). On June 18, 2013, defendants filed a motion with the Judicial Panel on Multidistrict Litigation (“JPML”) to consolidate these cases in one federal district court. After a hearing on September 26, 2013, the JPML issued an order conditionally transferring all related Loestrin® 24 cases to the federal court for the District of Rhode Island. A preliminary hearing was held on November 4, 2013 after which an amended, consolidated complaint was filed on December 6, 2013. On February 6, 2014, the Company filed a motion to dismiss plaintiffs’ complaints. The consolidated case is still in its early stages and discovery has not yet begun on either the class allegations or merits. The Company anticipates additional claims or lawsuits based on the same or similar allegations.

The Company believes it has substantial meritorious defenses and intends to defend both its brand and generic defendant entities vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Commercial Litigation

Columbia Laboratories, Inc. Securities Litigation.    On June 8, 2012, Watson and certain of its officers were named as defendants in a consolidated amended class action complaint filed in the United States District Court for the District of New Jersey (In re: Columbia Laboratories, Inc. Securities Litigation, Case No. CV 12-614) by a putative class of Columbia Laboratories’ stock purchasers. The amended complaint generally alleges that between December 6, 2010 and January 20, 2012, Watson and certain of its officers, as well as Columbia Laboratories and certain of its officers, made false and misleading statements regarding the likelihood of Columbia Laboratories obtaining FDA approval of Prochieve® progesterone gel, Columbia Laboratories’ developmental drug for prevention of preterm birth. Watson licensed the rights to Prochieve® from Columbia Laboratories in July 2010. The amended complaint further alleges that the defendants failed to disclose material information concerning the statistical analysis of the clinical studies performed by Columbia Laboratories in connection with its pursuit of FDA approval of Prochieve®. The complaint seeks unspecified damages. On August 14, 2012, the defendants filed a motion to dismiss all of the claims in the amended complaint, which the court granted on June 11, 2013. Plaintiffs filed a second amended complaint on July 11, 2013. Defendants filed motions to dismiss the second amended complaint on August 9, 2013. On October 21, 2013, the court granted the motion to dismiss the second amended complaint. In ruling on the motion to dismiss, the court also ruled that if the plaintiffs seek to further amend the complaint, they must file a motion within thirty days seeking permission to do so. On December 20, 2013, plaintiffs filed a notice of appeal on the district court’s motion to dismiss ruling. The Company believes it has substantial meritorious defenses and it intends to defend itself vigorously. Additionally, the Company maintains insurance to provide coverage for the claims alleged in the action. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. The action, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Fax Litigation — Medical West Ballas Pharmacy, LTD, et al. v. Anda, Inc., (Circuit Court of the County of St. Louis, State of Missouri, Case No. 08SL-CC00257). In January 2008, Medical West Ballas Pharmacy, LTD, filed a putative class action complaint against Anda, Inc. (“Anda”), a subsidiary of the Company, alleging conversion and alleged violations of the Telephone Consumer Protection Act (“TCPA”) and Missouri Consumer Fraud and Deceptive Business Practices Act. In April 2008, plaintiff filed an amended complaint substituting Anda as the defendant. The amended complaint alleges that by sending unsolicited facsimile advertisements, Anda misappropriated the class members’ paper, toner, ink and employee time when they received the alleged unsolicited faxes, and that the alleged unsolicited facsimile advertisements were sent to the plaintiff in violation of the TCPA and Missouri Consumer Fraud and Deceptive Business Practices Act. The TCPA allows recovery of minimum statutory damages of $500 per violation, which can be trebled if the violations are found to be willful. The complaint seeks to assert class action claims on behalf of the plaintiff and other similarly situated third parties. In April 2008, Anda filed an answer to the amended complaint, denying the allegations. In November 2009, the court granted plaintiff’s motion to expand the proposed class of plaintiffs from individuals for which Anda lacked evidence of express permission or an established business relationship to “All persons who on or after four years prior to the filing of this action, were sent telephone facsimile messages advertising pharmaceutical drugs and products by or on behalf of Defendant.” In November 2010, the plaintiff filed a second

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amended complaint further expanding the definition and scope of the proposed class of plaintiffs. On December 2, 2010, Anda filed a motion to dismiss claims the plaintiff is seeking to assert on behalf of putative class members who expressly consented or agreed to receive faxes from Defendant, or in the alternative, to stay the court proceedings pending resolution of Anda’s petition to the Federal Communications Commission (“FCC”) (discussed below). On April 11, 2011, the court denied the motion. On May 19, 2011, the plaintiff’s filed their motion seeking certification of a class of entities with Missouri telephone numbers who were sent Anda faxes for the period January 2004 through January 2008. The motion has been briefed. However, the court granted Anda’s motion to vacate the class certification hearing until similar issues are resolved in either or both the pending Nack litigation or with the FCC Petition, both of which are described in more detail below. No trial date has been set in the matter.

On May 1, 2012, an additional action under the TCPA was filed by Physicians Healthsource, Inc., purportedly on behalf of the “end users of the fax numbers in the United States but outside Missouri to which faxes advertising pharmaceutical products for sale by Anda were sent.” (Physicians Healthsource Inc. v. Anda Inc. S.D. Fla., Civ, No. 12-60798). On July 10, 2012, Anda filed its answer and affirmative defenses. The parties have filed a joint motion to stay the action pending the resolution of the FCC Petition and the FCC’s recently filed Public Notice, described below.

Several issues raised in plaintiff’s motion for class certification in the Medical West matter were addressed by the Eighth Circuit Court of Appeals in an unrelated case to which Anda is not a party, Nack v. Walburg, No. 11-1460. Nack concerned whether there is a private right of action for failing to include any opt-out notice on faxes sent with express permission, contrary to a FCC regulation that requires such notice on fax advertisements. The Eighth Circuit granted Anda leave to file an amicus brief and to participate during oral argument in the matter, which was held on September 19, 2012. In its ruling, issued May 21, 2013, the Eighth Circuit held that Walburg’s arguments on appeal amounted to challenges to the FCC’s regulation and that the court lacked jurisdiction to entertain such challenges pursuant to the Hobbs Act and it would otherwise not decide any similar challenges without the benefit of full participation by the FCC. The defendant in Nack has filed a petition for certiorari with the United States Supreme Court.

In a related matter, on November 30, 2010, Anda filed a petition with the FCC, asking the FCC to clarify the statutory basis for its regulation requiring “opt-out” language on faxes sent with express permission of the recipient (the “FCC Petition”). On May 2, 2012, the Consumer & Governmental Affairs Bureau of the FCC dismissed the FCC Petition. On May 14, 2012, Anda filed an application for review of the Bureau’s dismissal by the full Commission, requesting the FCC to vacate the dismissal and grant the relief sought in the FCC Petition. The FCC has not ruled on the application for review. On January 31, 2014, the FCC issued a Public Notice seeking comment on several more recently-filed petitions, all similar to the one Anda filed in 2010. Anda believes it has substantial meritorious defenses to the putative class actions brought under the TCPA, and intends to defend the actions vigorously. However, these actions, if successful, could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

West Virginia Prescription Drug Abuse Litigation.    On June 26, 2012, the State of West Virginia filed a lawsuit against multiple distributors of prescription drugs, including Anda, Inc., a subsidiary of the Company (State of West Virginia v. Amerisourcebergen Drug Corporation, et. al., Boone County Circuit Court Civil Case No. 12-C-141). The complaint generally alleges that the defendants distributed prescription drugs in West Virginia in violation of state statutes, regulation and common law. The complaint seeks injunctive relief and unspecified damages and penalties. On July 26, 2012, a co-defendant removed the case to the federal court for the Southern District of West Virginia. On March 27, 2013, the court granted plaintiff’s motion to remand the case to state court. On January 3, 2014, plaintiff filed an amended complaint to which defendants’ must respond by February 14, 2014. The case is in its preliminary stages and the Company believes it has substantial meritorious defenses to the claims alleged. However, an adverse determination in the case could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pursuant to the agreement, the Company hired an independent expert to conduct inspections of the Corona facility at least once each year. In each year from 2002 through 2012, the independent expert has reported its opinion to the FDA that, based on the findings of the audit of the facility, the FDA’s applicable cGMP requirements, applicable FDA regulatory guidance, and the collective knowledge, education, qualifications and experience of the expert’s auditors and reviewers, the systems at the Corona facility audited and evaluated by the expert are in compliance with the FDA’s cGMP regulations. However, the FDA is not required to accept or agree with the independent expert’s opinion. The FDA has conducted periodic inspections of the Corona facility since the entry of the consent decree, and concluded its most recent general cGMP inspection in November 2012. At the conclusion of the inspection, the FDA inspectors issued a Form 483 to the facility identifying certain observations concerning the instances where the facility failed to follow cGMP regulations. The facility has responded to the Form 483 observations and has provided the FDA with a corrective action plan to address the observations noted in the Form 483. In September 2013, the FDA requested an update on the actions taken by the Company to correct the violations noted at the conclusion of the November 2012 inspection. The Company has responded to the FDA and has provided the requested information. In February 2014 the independent expert concluded its most recent inspection of the Corona facility. At the conclusion of the inspection, the independent expert reported its opinion to the FDA that, based on the findings of the audit of the facility, the FDA’s applicable cGMP requirements, applicable FDA regulatory guidance, and the collective knowledge, education, qualifications and experience of the expert’s auditors and reviewers, the systems at the Corona facility audited and evaluated by the expert are in compliance with the FDA’s cGMP regulations. If in the future, the FDA determines that, with respect to its Corona facility, the Company has failed to comply with the consent decree or FDA regulations, including cGMPs, or has failed to adequately address the FDA’s inspectional observations, the consent decree allows the FDA to order a variety of actions to remedy the deficiencies. These actions could include ceasing manufacturing and related operations at the Corona facility, and recalling affected products. Such actions, if taken by the FDA, could have a material adverse effect on the Company, its results of operations, financial position and cash flows.

Patent Litigation

Patent Enforcement Matters

Actonel Once-a-Month.    In August 2008, December 2008 and January 2009, Procter & Gamble’s global branded pharmaceutical business (“PGP”) and Hoffman-La Roche Inc. (“Roche”) received Paragraph IV certification notice letters from Teva Pharmaceutical Industries, Ltd. (together with its subsidiaries “Teva”), Sun Pharma Global, Inc. (“Sun”) and Apotex Inc. and Apotex Corp. (together “Apotex”), indicating that each such company had submitted to the FDA an Abbreviated New Drug Application (“ANDA”) seeking approval to manufacture and sell generic versions of the Actonel® 150 mg product (“Actonel® OaM”). The notice letters contended that Roche’s U.S. Patent No. 7,192,938 (the “‘938 Patent”), a method patent expiring in November 2023 (including a 6-month pediatric extension of regulatory exclusivity) which Roche licensed to PGP with respect to Actonel® OaM, was invalid, unenforceable or not infringed. PGP and Roche filed patent infringement suits against Teva in September 2008 (Procter & Gamble Co. et al. v. Teva Pharms. USA, Inc., Case No. 08-cv-627), Sun in January 2009 (Procter & Gamble Co. et al. v. Sun Pharma Global, Inc., Case No. 09-cv-061) and Apotex in March 2009 (Procter & Gamble Co. et al. v. Apotex Inc. et al., Case No. 09-cv-143) in the U.S. District Court for the District of Delaware charging each with infringement of the ‘938 Patent. The lawsuits

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resulted in a stay of FDA approval of each defendant’s ANDA for 30 months from the date of PGP’s and Roche’s receipt of notice, subject to the prior resolution of the matters before the court. The stay of approval of each of Teva’s, Sun’s and Apotex’s ANDAs has expired, and the FDA has tentatively approved Teva’s ANDA with respect to Actonel® OaM. However, none of the defendants challenged the validity of the underlying U.S. Patent No. 5,583,122 (the “‘122 Patent”), which covers all of the Actonel® products, including Actonel® OaM, and does not expire until June 2014 (including a 6-month pediatric extension of regulatory exclusivity). As a result, the Company does not believe that any of the defendants will be permitted to market their proposed generic versions of Actonel® OaM prior to June 2014.

On February 24, 2010, Warner Chilcott and Roche received a Paragraph IV certification notice letter from Mylan indicating that it had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of Actonel® OaM. The notice letter contends that the ‘938 Patent, which expires in November 2023 and covers Actonel® OaM, is invalid and/or will not be infringed. Warner Chilcott and Roche filed a patent suit against Mylan in April 2010 in the U.S. District Court for the District of Delaware charging Mylan with infringement of the ‘938 Patent based on its proposed generic version of Actonel® OaM (Procter & Gamble Co. et al. v. Mylan Pharms. Inc., Case No. 10-cv-285). The lawsuit resulted in a stay of FDA approval of Mylan’s ANDA for 30 months from the date of Warner Chilcott’s and Roche’s receipt of notice, subject to prior resolution of the matter before the court. The stay of approval of Mylan’s ANDA has now expired. Since Mylan did not challenge the validity of the underlying ‘122 Patent, which expires in June 2014 (including a 6-month pediatric extension of regulatory exclusivity) and covers all of the Actonel® products, the Company does not believe that Mylan will be permitted to market its proposed ANDA product prior to the June 2014 expiration of the ‘122 Patent (including a 6-month pediatric extension of regulatory exclusivity).

In October, November and December 2010 and February 2011, Warner Chilcott and Roche received Paragraph IV certification notice letters from Sun, Apotex, Teva and Mylan, respectively, indicating that each such company had amended its existing ANDA covering generic versions of Actonel® OaM to include a Paragraph IV certification with respect to Roche’s U.S. Patent No. 7,718,634 (the “‘634 Patent”). The notice letters contended that the ‘634 Patent, a method patent expiring in November 2023 (including a 6-month pediatric extension of regulatory exclusivity) which Roche licensed to Warner Chilcott with respect to Actonel® OaM, was invalid, unenforceable or not infringed. Warner Chilcott and Roche filed patent infringement suits against Sun and Apotex in December 2010, against Teva in January 2011 and against Mylan in March 2011 in the U.S. District Court for the District of Delaware charging each with infringement of the ‘634 Patent. The Company believes that no additional 30-month stay is available in these matters because the ‘634 Patent was listed in the FDA’s Orange Book subsequent to the date on which Sun, Apotex, Teva and Mylan filed their respective ANDAs with respect to Actonel® OaM. However, the underlying ‘122 Patent, which covers all of the Actonel® products, including Actonel® OaM, does not expire until June 2014 (including a 6-month pediatric extension of regulatory exclusivity).

Warner Chilcott and Roche’s actions against Teva, Apotex, Sun and Mylan for infringement of the ‘938 Patent and the ‘634 Patent arising from each such party’s proposed generic version of Actonel® OaM were consolidated for all pretrial purposes (in Case No. 08-cv-627), and a consolidated trial for those suits was previously expected to be held in July 2012. Following an adverse ruling in Roche’s separate ongoing patent infringement suit before the U.S. District Court for the District of New Jersey relating to its Boniva® product, in which the court held that claims of the ‘634 Patent covering a monthly dosing regimen using ibandronate were invalid as obvious, Teva, Apotex, Sun and Mylan filed a motion for summary judgment in Warner Chilcott’s Actonel® OaM patent infringement litigation. In the motion, the defendants have sought to invalidate the asserted claims of the ‘938 Patent and ‘634 Patent, which cover a monthly dosing regimen using risedronate, on similar grounds. The previously scheduled trial has been postponed pending resolution of the new summary judgment motion. A hearing on Teva, Apotex, Sun and Mylan’s motions for summary judgment of invalidity and a separate motion by Warner Chilcott and Roche for summary judgment of infringement took place on December 14, 2012.

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

To the extent that any ANDA filer also submitted a Paragraph IV certification with respect to U.S. Patent No. 6,165,513 covering Actonel® OaM, Warner Chilcott has determined not to pursue an infringement action with respect to this patent. While Warner Chilcott and Roche intend to vigorously defend the ‘938 Patent and the ‘634 Patent and protect their legal rights, the Company can offer no assurance as to when the lawsuits will be decided, whether the lawsuits will be successful or that a generic equivalent of Actonel® OaM will not be approved and enter the market prior to the expiration of the ‘938 Patent and the ‘634 Patent in 2023 (including, in each case, a 6-month pediatric extension of regulatory exclusivity).

Asacol HD.    In September 2011, Warner Chilcott received a Paragraph IV certification notice letter from Zydus Pharmaceuticals USA, Inc. (together with its affiliates, “Zydus”) indicating that Zydus had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of Warner Chilcott’s Asacol® 800 mg product (“ASACOL HD”). Zydus contends that Warner Chilcott’s U.S. Patent No. 6,893,662, expiring in November 2021 (the “‘662 Patent”), is invalid and/or not infringed. In addition, Zydus indicated that it had submitted a Paragraph III certification with respect to Medeva Pharma Suisse AG’s (“Medeva”) U.S. Patent No. 5,541,170 (the “‘170 Patent”) and U.S. Patent No. 5,541,171 (the “‘171 Patent”), formulation and method patents which the Company exclusively licenses from Medeva covering Warner Chilcott’s ASACOL products, consenting to the delay of FDA approval of the ANDA product until the ‘170 Patent and the ‘171 Patent expire in July 2013. In November 2011, Warner Chilcott filed a lawsuit against Zydus in the U.S. District Court for the District of Delaware charging Zydus with infringement of the ‘662 Patent (Warner Chilcott Co., LLC v. Zydus Pharms. (USA) Inc. et al., Case No. 1:2011cv01105). The lawsuit results in a stay of FDA approval of Zydus’ ANDA for 30 months from the date of Warner Chilcott’s receipt of the Zydus notice letter, subject to prior resolution of the matter before the court. While the Company intends to vigorously defend the ‘662 Patent and pursue its legal rights, the Company can offer no assurance as to when the pending litigation will be decided, whether the lawsuit will be successful or that a generic equivalent of ASACOL HD will not be approved and enter the market prior to the expiration of the ‘662 Patent in 2021. In January 2014 the parties reached an agreement in principle to settle the case. Under the terms of the settlement, Zydus can launch its ANDA product in November 2015, or can launch an authorized generic version of Asacol HD in July 2016 if it fails to obtain FDA approval of its ANDA by such time. The settlement is subject to execution of definitive documentation.

Atelvia.    In August and October 2011 and March 2012, Warner Chilcott received Paragraph IV certification notice letters from Watson Laboratories, Inc. — Florida (together with Actavis, Inc. (formerly Watson Pharmaceuticals, Inc.) and its subsidiaries, “Actavis”), Teva and Ranbaxy Laboratories Ltd. (together with its affiliates, “Ranbaxy”) indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of Atelvia® 35 mg tablets (“Atelvia®”). The notice letters contend that Warner Chilcott’s U.S. Patent Nos. 7,645,459 (the “‘459 Patent”) and 7,645,460 (the “‘460 Patent”), two formulation and method patents expiring in January 2028, are invalid, unenforceable and/or not infringed. Warner Chilcott filed a lawsuit against Actavis in October 2011 (Warner Chilcott Co., LLC et al. v. Watson Pharms., Inc. et al., Case No. 11-cv-5989), against Teva in November 2011 (Warner Chilcott Co., LLC et al. v. Teva Pharms. USA, Inc. et al., Case No. 11-cv-6936) and against Ranbaxy in April 2012 (Warner Chilcott Co., LLC et al. v.Ranbaxy, Inc. et al., Case No. 12-cv-2474) in the U.S. District Court for the District of New Jersey charging each with infringement of the ‘459 Patent and ‘460 Patent. On August 21, 2012, the United States Patent and Trademark Office issued to the Company U.S. Patent No. 8,246,989 (the “‘989 Patent”), a formulation patent expiring in January 2026. The Company listed the ‘989 Patent in the FDA’s Orange Book, each of Actavis, Teva and Ranbaxy amended its Paragraph IV certification notice letter to contend that the ‘989 Patent is invalid and/or not infringed, and Warner Chilcott amended its complaints against Actavis, Teva and Ranbaxy to assert the ‘989 Patent. The lawsuits result in a stay of FDA approval of each defendant’s ANDA for 30 months from the date of Warner Chilcott’s receipt of such defendant’s original notice letter, subject to prior resolution of the matter before the court. The Company does not believe that the amendment of its complaints against Actavis, Teva and Ranbaxy to assert the ‘989 Patent will result in any additional 30-month stay. In addition, none of the ANDA filers certified against the ‘122 Patent, which covers all of the Actonel® and

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Atelvia® products and expires in June 2014 (including a 6-month pediatric extension of regulatory exclusivity). On October 2, 2013, Actavis divested its ANDA to Amneal Pharmaceuticals. No trial date has been set.

While the Company intends to vigorously defend the ‘459 Patent, the ‘460 Patent and the ‘989 Patent and pursue its legal rights, the Company can offer no assurance as to when the lawsuits will be decided, whether such lawsuits will be successful or that a generic equivalent of Atelvia® will not be approved and enter the market prior to the expiration of the ‘989 Patent in 2026 and/or the ‘459 Patent and the ‘460 Patent in 2028.

Enablex®.      On December 18, 2013, Warner Chilcott Company LLC and Warner Chilcott (US) LLC sued Torrent Pharmaceuticals Ltd. and Torrent Pharma Inc. (together “Torrent”) in the United States District Court for the District of Delaware, alleging that sales of Torrent’s darifenacin tablets, a generic version of Warner Chilcott’s Enablex®, would infringe U.S. Patent No. 6,106,864 (the ‘864 patent) (Warner Chilcott Company LLC et al. v. Torrent Pharms. Ltd, et al., Case No. 13cv02039). The complaint seeks injunctive relief. Pursuant to the provisions of the Hatch-Waxman Act, the FDA is precluded from granting final approval to Torrent until the earlier of thirty months after the generic applicant provided Warner Chilcott with notice of its ANDA filing or the generic applicant prevails in the pending litigation, subject to any other exclusivities, such as a first filer 180 day market exclusivity. Under the settlement agreements entered into in the third quarter of 2010 to resolve outstanding patent litigation, each of Teva, Anchen Pharmaceuticals, Inc. and Watson agreed not to launch a generic version of Enablex® until the earlier of March 15, 2016 (or June 15, 2016, if a 6-month pediatric extension of regulatory exclusivity is granted) or, among other circumstances, (i) the effective date of any license granted to a third party for a generic Enablex product or (ii) in the event a third party launches a generic Enablex® product “at risk” and injunctive relief is not sought or granted.

The Company believes it has meritorious claims to prevent Torrent from launching a generic version of Enablex. However, if Torrent prevails in the pending litigation or launches a generic version of Enablex® before the pending litigation is finally resolved, it could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Generess® Fe.    On November 22, 2011, Warner Chilcott Company sued Mylan Inc., Mylan Pharmaceuticals Inc. and Famy Care Ltd. in the United States District Court for the District of New Jersey, alleging that sales of norethindrone and ethinyl estradiol and ferrous fumarate tablets, a generic version of Warner Chilcott’s Generess® Fe tablets (which is exclusively licensed by Warner Chilcott), would infringe U.S. Patent No. 6,667,050 (the ‘050 patent) (Warner Chilcott Company LLC v. Mylan Inc., et al., Case No. 11cv6844). The complaint seeks injunctive relief. On December 12, 2011 Warner Chilcott sued Lupin Ltd. and Lupin Pharmaceuticals, Inc. in the United States District Court for the District of New Jersey, alleging that sales of Lupin’s generic version of Generess® Fe would infringe the ‘050 patent. (Warner Chilcott Company LLC v. Lupin Ltd., et al., Case No. 11cv7228). The complaint seeks injunctive relief. Warner Chilcott’s lawsuits against Mylan and Lupin have been consolidated and remain pending. Pursuant to the provisions of the Hatch-Waxman Act, the FDA is precluded from granting final approval to the generic applicants until the earlier of thirty months after the generic applicant provided Warner Chilcott with notice of its abbreviated new drug application filing or the generic applicant prevails in the pending litigation. The trial began on January 13, 2014, and the court has not yet issued its decision. The Company believes Warner Chilcott has meritorious claims to prevent the generic applicants from launching a generic version of Generess® Fe. However, if a generic applicant prevails in the pending litigation or launches a generic version of Generess® Fe before the pending litigation is finally resolved, it could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Lo Loestrin® FE.    In July 2011 and April 2012, Warner Chilcott received Paragraph IV certification notice letters from Lupin and Actavis indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of Warner Chilcott’s oral contraceptive, Lo Loestrin® Fe. The notice letters contend that the ‘394 Patent and Warner Chilcott’s U.S. Patent No. 7,704,984 (the “‘984 Patent”), which cover Lo Loestrin® Fe and expire in 2014 and 2029, respectively, are invalid and/or not infringed. Warner

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Chilcott filed a lawsuit against Lupin in September 2011 (Warner Chilcott Co., LLC v. Lupin Ltd. et al., Case No. 11-cv-5048) and against Actavis in May 2012 (Warner Chilcott Co., LLC v. Watson Labs., Inc. et al., Case No. 12-cv-2928) in the U.S. District Court for the District of New Jersey charging each with infringement of the ‘394 Patent and the ‘984 Patent. Warner Chilcott granted Lupin and Actavis covenants not to sue on the ‘394 Patent with regard to their ANDAs seeking approval for a generic version of Lo Loestrin® Fe, and the court dismissed all claims concerning the ‘394 Patent in the Lupin and the Actavis litigations in December 2012 and February 2013, respectively. The lawsuits result in a stay of FDA approval of each defendant’s ANDA for 30 months from the date of Warner Chilcott’s receipt of such defendant’s notice letter, subject to the prior resolution of the matter before the court. On October 2, 2013, Actavis divested its ANDA to Amneal Pharmaceuticals. On October 4, 2013, Amneal Pharmaceuticals was substituted for Actavis as a defendant. A joint trial began on October 7, 2013 and concluded on October 17, 2013. On January 17, 2014, the district court issued its decision that the ‘984 Patent is valid and infringed by Lupin’s and Amneal’s respective ANDAs. On January 21, 2014, Lupin filed a notice of appeal to the United States Court of Appeals for the Federal Circuit (Appeal No. CAFC 14-1262). The appeal is currently pending.

While the Company intends to vigorously defend the ‘984 Patent and pursue its legal rights, it can offer no assurance as to when the lawsuits will be decided, whether such lawsuits will be successful or that a generic equivalent of Lo Loestrin® Fe will not be approved and enter the market prior to the expiration of the ‘984 Patent in 2029.

Rapaflo®.      On June 17, 2013, Actavis, Inc., Watson Laboratories, Inc., and Kissei Pharmaceutical Co., Ltd. sued Hetero USA Inc., Hetero Labs Limited, and Hetero Labs Limited, Unit 3 (collectively, “Hetero”) in the United States District Court for the District of Delaware, alleging that sales of silodosin tablets, a generic version of Actavis’ Rapaflo® tablets, would infringe U.S. Patent No. 5,387,603 (the ‘603 patent) (Kissei Pharm. Co., Ltd. et al v. Hetero USA Inc. et al., Case No. 13cv01091). The complaint seeks injunctive relief. On June 17, 2013 Actavis, Inc., Watson Laboratories, Inc., and Kissei Pharmaceutical Co., Ltd. sued Sandoz Inc. in the United States District Court for the District of Delaware, alleging that sales of Sandoz’s generic version of Rapaflo® would infringe the ‘603 patent. (Kissei Pharm. Co., Ltd. et al v. Sandoz, Inc., Case No. 13cv01092). The complaint seeks injunctive relief. Actavis and Kissei’s lawsuits against Hetero and Sandoz have been consolidated and remain pending. Pursuant to the provisions of the Hatch-Waxman Act, the FDA is precluded from granting final approval to the generic applicants prior to April 8, 2016. The Company believes it has meritorious claims to prevent the generic applicants from launching a generic version of Rapaflo. However, if a generic applicant prevails in the pending litigation or launches a generic version of Rapaflo before the pending litigation is finally resolved, it could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Patent Defense Matters

Bayer Patent Litigation.    In August 2012, Bayer Pharma AG (together with its affiliates, “Bayer”) filed a complaint against Warner Chilcott in the U.S. District Court for the District of Delaware alleging that Warner Chilcott’s manufacture, use, offer for sale, and/or sale of its Lo Loestrin® Fe oral contraceptive product infringes Bayer’s U.S. Patent No. 5,980,940 (Bayer Intellectual Property GMBH et al. v. Warner Chilcott Co., LLC et al., Case No. 12-cv-1032). In the complaint, Bayer seeks injunctive relief and unspecified monetary damages for the alleged infringement. In December 2012, Bayer amended the complaint to add a patent interference claim seeking to invalidate the Company’s ‘984 Patent, which covers the Lo Loestrin® Fe product.

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

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ibandronate Tablets (Generic version of Boniva®).    On September 21, 2007, Hoffmann-La Roche Inc. sued Cobalt Laboratories, Inc. and Cobalt Pharmaceuticals Inc. (both of which were subsequently acquired by Watson in 2009) in the United States District Court for the District of New Jersey, alleging that sales of Ibandronate Tablets, a generic version of Hoffmann-La Roche’s Boniva ® tablets, would infringe U.S. Patent Nos. 4,927,814 (the ‘814 Patent); 6,294,196 (the ‘196 Patent); and 7,192,938 (the ‘938 Patent) (Hoffmann-La Roche Inc. v. Cobalt Pharmaceuticals Inc., et. al., Case No. 07cv4540). The complaint sought damages and injunctive relief. Thereafter, Hoffmann-La Roche asserted additional claims, alleging infringement of U.S. Patent Nos. 7,410,957 (the ‘957 Patent) and 7,718,634 (the ‘634 patent) against Cobalt, and the parties entered into stipulations to dismiss Hoffman-La Roche’s claims related to the ‘196 and the ‘938 Patent. On August 24, 2010, the District Court granted Hoffmann-La Roche’s motion for summary judgment that Cobalt would infringe at least one claim of the ‘814 patent. On March 17, 2012, the ‘814 patent expired, leaving the ‘957 and ‘634 patents as the only patents in suit. On May 7, 2012, the District Court granted the Company’s motion for summary judgment that certain claims of the ‘634 patent are invalid. On October 1, 2012, the District Court granted Cobalt’s motion for summary judgment that certain claims of the ‘957 patent are invalid. On January 25, 2013 the District Court denied Plaintiffs’ motion for reconsideration of the summary judgment decisions finding the ‘634 patent and ‘957 patent claims invalid. The plaintiff has appealed. The Court of Appeals heard oral arguments on the appeal on December 6, 2013. In June 2012, the Company began selling its generic version of Boniva®. The Company believes it has substantial meritorious defenses to the case. However, the Company has sold and is continuing to sell its generic version of Boniva®. Therefore, an adverse final appellate determination that one of the patents in suit is valid and infringed could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Oxymorphone Extended-Release Tablets (Generic version of Opana® ER).    On December 11, 2012, Endo Pharmaceuticals Inc. (“Endo”) sued Actavis and certain of its affiliates in the United States District Court for the Southern District of New York, alleging that sales of the Company’s 7.5 mg and 15 mg oxymorphone extended-release tablets, generic versions of Endo’s Opana® ER, infringe U.S. Patent Nos. 7,851,482; 8,309,122; and 8,329,216, which the USPTO recently issued or Endo recently acquired (Endo Pharms. Inc. v. Actavis Inc. et al., Case No. 12-cv-8985). On July 11, 2013, the FDA approved Actavis’ 5 mg, 10 mg, 20 mg, 30 mg, and 40 mg oxymorphone extended-release tablets. On August 6, 2013, Endo filed a motion for a preliminary injunction seeking to prevent Actavis from selling its 5 mg, 10 mg, 20 mg, 30 mg, and 40 mg oxymorphone extended-release tablets. On September 12, 2013, the Court denied Endo’s motion for a preliminary injunction and Actavis began selling its generic versions of Opana® ER. On September 17, 2013, Endo filed a motion for an injunction pending appeal, which the Federal Court of Appeals for the Federal Circuit denied on November 21, 2013. On January 9, 2014, the Federal Circuit heard oral arguments on Endo’s appeal of the district court’s denial of the motion for a preliminary injunction. No decision on the appeal has been issued. The Company believes it has substantial meritorious defenses to the case. However, Actavis has sold and is continuing to sell its generic versions of Opana® ER, 5mg, 7.5 mg, 10 mg, 15 mg, 20 mg, 30 mg and 40 mg. Therefore, an adverse final determination that one of the patents in suit is valid and infringed could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Tranexamic Acid Tablets (Generic version of Lysteda®).    On July 7, 2011, Ferring B.V. sued Watson in the United States District Court for the District of Nevada, alleging that sales of the Company’s tranexamic acid tablets, a generic version of Ferring’s Lysteda® tablets, would infringe U.S. Patent No. 7,947,739 (“the ‘739 patent”) (Ferring B.V. v. Watson Pharmaceuticals, Inc., et. al., Case No. 3:11-cv-00481). On November 25, 2011, Ferring filed a second complaint in the District of Nevada alleging that sales of Actavis’ tranexamic acid tablets would infringe U.S. Patent No. 8,022,106 (“the ‘106 patent”). (Ferring B.V. v. Watson Pharmaceuticals, Inc., et. al., Case No. 3:11-cv-00853). On November 9, 2012, Ferring filed a third complaint in the District of Nevada alleging that sales of Actavis’ tranexamic acid tablets would infringe U.S. Patent No. 8,273,795 (“the ‘795 patent”) (Ferring B.V. v. Watson Pharmaceuticals, Inc., et. al., Case No. 2:12-cv-01935). The cases are still pending. The District Court has consolidated all three cases. On January 3, 2013, Actavis began selling its

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

generic version of Lysteda®. On September 6, 2013, Ferring filed a fourth complaint in the District of Nevada alleging that sales of Actavis’ tranexamic acid tablets would infringe U.S. Patent No. 8,487,055 (“the ‘795 patent”) (Ferring B.V. v. Actavis, Inc., et. al., Case No. 3:13-cv-00477). The fourth complaint also seeks damages for the alleged infringement of the ‘739, ‘106, ‘759, and ‘055 patents by Actavis’ sales of its generic version of Lysteda®. The fourth case has not been consolidated with the first three cases. Trial regarding the ‘739, ‘106 and ‘759 patents began on January 21, 2014, and on January 30, 2014, the Judge tentatively ruled that the ‘739, ‘106 and ‘759 patents are valid and infringed by Watson’s ANDA product. As of February 12, 2014, the court had not issued a final order or ruling. The Company believes it has substantial meritorious defenses to the case. However, Actavis has sold and is continuing to sell its generic version of Lysteda®. Therefore, an adverse final determination that one of the patents in suit is valid and infringed could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Product Liability Litigation

Actonel Litigation.    Warner Chilcott is a defendant in approximately 275 cases and a potential defendant with respect to approximately 382 unfiled claims involving a total of approximately 665 plaintiffs and potential plaintiffs relating to the Warner Chilcott’s bisphosphonate prescription drug Actonel®. The claimants allege, among other things, that Actonel® caused them to suffer osteonecrosis of the jaw (“ONJ”), a rare but serious condition that involves severe loss or destruction of the jawbone, and/or atypical fractures of the femur (“AFF”). All of the cases have been filed in either federal or state courts in the United States. Warner Chilcott is in the initial stages of discovery in these litigations. The 382 unfiled claims involve potential plaintiffs that have agreed, pursuant to a tolling agreement, to postpone the filing of their claims against Warner Chilcott in exchange for Warner Chilcott’s agreement to suspend the statutes of limitations relating to their potential claims. In addition, Warner Chilcott is aware of four purported product liability class actions that were brought against Warner Chilcott in provincial courts in Canada alleging, among other things, that Actonel® caused the plaintiffs and the proposed class members who ingested Actonel® to suffer atypical fractures or other side effects. It is expected that these plaintiffs will seek class certification. Of the approximately 669 total Actonel®-related claims, approximately 137 include ONJ-related claims, approximately 514 include AFF-related claims and approximately four include both ONJ and AFF-related claims. Warner Chilcott is reviewing these lawsuits and potential claims and intends to defend these claims vigorously.

Sanofi-Aventis U.S. LLC (“Sanofi”), which co-promoted Actonel® with Warner Chilcott in the United States through the end of 2013 pursuant to a collaboration agreement, is a defendant in many of Warner Chilcott’s Actonel® product liability cases. Sanofi and Warner Chilcott continue to co-promote Actonel® in other countries pursuant to the collaboration agreement. In some of the cases, manufacturers of other bisphosphonate products are also named as defendants. Plaintiffs have typically asked for unspecified monetary and injunctive relief, as well as attorneys’ fees. Under the collaboration agreement, Sanofi has agreed to indemnify Warner Chilcott, subject to certain limitations, for 50% of the losses from any product liability claims in Canada relating to Actonel® and for 50% of the losses from any product liability claims in the United States and Puerto Rico relating to Actonel® brought prior to April 1, 2010, which would include approximately 90 claims relating to ONJ and other alleged injuries that were pending as of March 31, 2010 and not subsequently dismissed. Pursuant to the April 2010 amendment to the collaboration agreement, Warner Chilcott will be fully responsible for any product liability claims in the United States and Puerto Rico relating to Actonel® brought on or after April 1, 2010. Warner Chilcott may be liable for product liability, warranty or similar claims in relation to products acquired from The Procter & Gamble Company (“P&G”) in October 2009 in connection with Warner Chilcott’s acquisition (the “PGP Acquisition”) of P&G’s global branded pharmaceutical’s business (“PGP”), including ONJ-related claims that were pending as of the closing of the PGP Acquisition. Warner Chilcott’s agreement with P&G provides that P&G will indemnify Warner Chilcott, subject to certain limits, for 50% of Warner Chilcott’s losses from any such claims, including approximately 88 claims relating to ONJ and other alleged injuries, pending as of October 30, 2009 and not subsequently dismissed.

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2013, Warner Chilcott entered into a settlement agreement in respect of up to 74 ONJ-related claims, subject to the acceptance thereof by the individual respective claimants. Warner Chilcott recorded a charge in the six months ended June 30, 2013 in the amount of $2 million in accordance with ASC Topic 450 “Contingencies” in connection with Warner Chilcott’s entry into the settlement agreement. This charge represents Warner Chilcott’s current estimate of the aggregate amount that is probable to be paid by Warner Chilcott in connection with the settlement agreement. In September 2013, Warner Chilcott entered into a separate settlement agreement in respect of up to 53 additional ONJ-related claims, subject to the acceptance thereof by the individual respective claimants. Assuming that all of the relevant claimants accept the settlement agreements, approximately 562 Actonel®-related claims would remain outstanding, of which approximately 30 include ONJ-related claims, approximately 514 include AFF-related claims and approximately four include both ONJ and AFF-related claims. However, it is impossible to predict with certainty (i) the number of such individual claimants that will accept the settlement agreement or (ii) the outcome of any litigation with claimants rejecting the settlement or other plaintiffs and potential plaintiffs with ONJ, AFF or other Actonel®-related claims, and the Company can offer no assurance as to the likelihood of an unfavorable outcome in any of these matters. An estimate of the potential loss, or range of loss, if any, to the Company relating to proceedings with (i) claimants rejecting the settlement or (ii) other plaintiffs and potential plaintiffs with ONJ, AFF or other Actonel®-related claims is not possible at this time. The Company believes it has substantial meritorious defenses to these cases and Warner Chilcott maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Alendronate Litigation.    Beginning in 2010, a number of product liability suits were filed against Watson and certain of its affiliates, as well as other manufacturers and distributors of alendronate, for personal injuries including femur fractures and ONJ allegedly arising out of the use of alendronate. Approximately 282 cases are pending against Watson and/or its affiliates in various state and federal courts, representing claims by approximately 362 plaintiffs. These cases are generally at their preliminary stages. Watson believes that it will be defended in, and indemnified for, the majority of these claims by Merck & Co., the New Drug Application holder and manufacturer of the product sold by Watson during most of 2008. In addition, there are 85 lawsuits that name as a defendant Cobalt Laboratories, which Watson acquired in 2009 as part of its acquisition of the Arrow Group, in connection with Cobalt’s manufacture and sale of alendronate. Twenty of the cases naming Watson and/or Cobalt were consolidated for pre-trial proceedings as part of a multi-district litigation (MDL) matter pending in the United States District Court for the District of New Jersey (In re: Fosamax (Alendronate Sodium) Products Liability Litigation, MDL No. 2243). In 2012, the United States District Court for the District of New Jersey granted Watson’s motion to dismiss all of the cases then pending against Watson and its affiliates in the New Jersey MDL matter. Several of the plaintiffs appealed the dismissal to the United States Court of Appeals for the Third Circuit and that appeal remains pending. Any cases filed against Watson or its affiliates in the District of New Jersey MDL after the Court’s January 2012 dismissal are subject to a case management order that calls for their dismissal unless plaintiffs can establish that their claims should be exempted from the 2012 dismissal order. To date, no plaintiff with a post-January 2012 complaint in the District of New Jersey against Watson or its affiliates has moved for such exemption have been or are expected to be dismissed. Eleven other cases were part of an MDL in the United States District Court for the Southern District of New York, where Watson has filed a similar motion to dismiss. The Court granted, in part, a motion to dismiss, which has resulted in the dismissal of eight cases. Watson and/or Cobalt have also been served with nine cases that are part of consolidated litigation in the California Superior Court (Orange County). The Orange County Court partially granted a similar motion to dismiss, but the Company has not yet been able to determine how that will affect the cases filed against and served on Watson and its affiliates. All cases pending in the state court of Missouri have been discontinued against Watson. The remaining 269 active cases are part of a mass tort coordinated proceeding in the Superior Court of New Jersey, Atlantic County. In that state court proceeding, the Court recently granted, in part, a motion

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to dismiss. As a result, the Company has obtained the stipulated dismissal of 144 cases and has the stipulated dismissal of 51 more pending. Additionally, the Company has moved for dismissal of 15 cases and will soon file a similar motion to dismiss seeking dismissal of 141 more cases. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if our indemnification arrangements or insurance do not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Fentanyl Transdermal System Litigation.    Beginning in 2009, a number of product liability suits were filed against Watson and other Company affiliates, as well as other manufacturers and distributors of fentanyl transdermal system products, for personal injuries or deaths allegedly arising out of the use of the fentanyl transdermal system products. Watson settled the majority of these cases in November 2012. Since that time, additional cases have been resolved individually. There are approximately 5 cases that remain pending against Watson and/or its affiliates in state and federal courts that have not been resolved, representing claims by approximately 10 plaintiffs. Discovery is ongoing. The Company believes it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Metoclopramide Litigation.    Beginning in 2009, a number of product liability suits were filed against certain Company affiliates, including legacy Actavis and Watson companies, as well as other manufacturers and distributors of metoclopramide, for personal injuries allegedly arising out of the use of metoclopramide. Approximately 1,190 cases are pending against Actavis, Watson and/or its affiliates in state and federal courts, representing claims by multiple plaintiffs. These cases are generally in their preliminary stages and discovery is ongoing. The Company believes that, with respect to the majority of the cases against the legacy Watson companies, it will be defended in and indemnified by Pliva, Inc., an affiliate of Teva, from whom the Company purchased its metoclopramide product line in late 2008. With respect to the cases pending against the legacy Actavis companies, the Company is actively defending them. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if our indemnification arrangements or insurance do not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Propoxyphene Litigation.    Beginning in 2011, a number of product liability suits were filed against Watson and certain of its affiliates, as well as other manufacturers and distributors of propoxyphene, for personal injuries including adverse cardiovascular events or deaths allegedly arising out of the use of propoxyphene. Cases are pending against Watson and/or its affiliates in various state and federal courts, representing claims by approximately 1,385 plaintiffs. Approximately 77 of the cases naming Watson were consolidated for pre-trial proceedings as part of a multi-district litigation (MDL) matter pending in the United States District Court for the Eastern District of Kentucky (In re: Darvocet, Darvon, and Propoxyphene Products Liability Litigation, MDL No. 2226). Four of the MDL cases were voluntarily dismissed by plaintiffs with prejudice. On June 22, 2012, the court hearing the MDL cases granted the generic defendants’ joint motion to dismiss the remaining MDL cases. Approximately 34 of the dismissed cases were appealed by the plaintiffs to the United States Court of Appeals for the Sixth Circuit. Briefing on the appeal is now complete but oral argument has not yet been scheduled. Approximately 35 of the cases naming Watson or its affiliates have been consolidated in a state court proceeding pending in the Superior Court of California in Los Angeles. These cases are at their preliminary stages and Watson intends to file demurrers and/or motions to dismiss. The Company believes that it has substantial

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

The Company is aware of two qui tam complaints filed by former Warner Chilcott sales representatives and unsealed in February and March 2013 (United States ex rel. Lisa A. Alexander and James P. Goan. v. Warner Chilcott PLC, et al., D. Mass. No. 11-10545 and United States et al. ex rel. Chris Wible, v. Warner Chilcott PLC, et al., D. Mass. No. 11-11143). The unsealed qui tam complaints allege that Warner Chilcott violated Federal and state false claims acts through the promotion of all of Warner Chilcott’s current key products by, among other things, making improper claims concerning the products, providing kickbacks to physicians and engaging in improper conduct concerning prior authorizations. The complaints seek, among other things, treble damages, civil penalties of up to eleven thousand dollars for each alleged false claim and attorneys’ fees and costs. Other similar complaints may exist under seal. The United States of America has elected not to intervene at this time in each of the unsealed qui tam actions, stating at the times of the relevant seal expirations that its investigation of the allegations raised in the relevant complaint was continuing and, as such, it was not able to decide at such time whether to intervene in the action. The United States of America may later seek to intervene, and its election does not prevent the plaintiffs/relators from litigating the actions. The government has, however, successfully moved the court in the Alexander and Goan litigation to stay that proceeding until March 5, 2014. On December 2, 2013, plaintiff in the Wible action filed a notice of voluntary dismissal with respect to all of its claims except his for retaliation and claims under CA and IL state law. Warner Chilcott moved to dismiss the remaining cause of action in this Wible complaint on December 20, 2013 and that motion is still pending. Warner Chilcott intends to vigorously defend itself in the litigations. However, these cases are in the early stages of litigation, it is impossible to predict with certainty the outcome of any litigation, and the Company can offer no assurance as to when the lawsuits will be decided, whether Warner Chilcott will be successful in its defense and whether any additional similar suits will be filed. If these claims are successful such claims could adversely affect the Company and could have a material adverse effect on the Company’s business, financial condition, results of operation and cash flows.

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

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In 2011, Watson settled certain claims made against it by a relator in a qui tam action brought against the Company on behalf of the United States. The settlement of that qui tam action resolved all claims on behalf of the United States asserted in that action except for claims relating to the federal share of Medicaid payments made by the States of Alabama, Alaska, Kentucky, Idaho, Illinois, South Carolina and Wisconsin. The Company subsequently settled all claims, including the claims on behalf of the United States, brought by Alabama. In addition, the Company has reached settlements with the states of the Louisiana, and Missouri, and has agreements in principle with the states of South Carolina and Kansas though the parties have yet to reach definitive agreements with these two states. The case against Watson on behalf of Kentucky was tried in November 2011. The jury reached a verdict in Watson’s favor on each of Kentucky’s claims against Watson. An agreed form of judgment has been entered and the case now has been dismissed with prejudice. The case against Watson on behalf of Mississippi was tried from November 2012 through April 2013. On August 28, 2013, the court issued a ruling in favor of the state and awarded the state $12.4 million in compensatory damages and civil penalties. A hearing will be scheduled on the state’s request for the imposition of punitive damages against Watson.

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

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company and its affiliates are involved in various other disputes, governmental and/or regulatory inspections, inquires, investigations and proceedings that could result in litigation, and other litigation matters that arise from time to time. The process of resolving matters through litigation or other means is inherently uncertain and it is possible that an unfavorable resolution of these matters will adversely affect the Company, its results of operations, financial condition and cash flows.

NOTE 22 — Compensation

The following table represents compensation costs for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
Wages and salaries	$887.2	$553.1
Stock-based compensation	133.6	48.8
Pensions	53.9	25.8
Social welfare	62.4	29.4
Other benefits	287.7	168.2

Total	1,424.8	825.3

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 23 — Subsequent Events

On February 17, 2014, the Company entered into a Merger Agreement (the “Forest Merger Agreement”) by and among the Company, Tango US Holdings Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“US Holdco”), Tango Merger Sub 1 LLC, a Delaware limited liability company and a direct wholly owned subsidiary of US Holdco (“Merger Sub 1”), Tango Merger Sub 2 LLC, a Delaware limited liability company and a direct wholly owned subsidiary of US Holdco (“Merger Sub 2” and, together with Merger Sub 1, the “Merger Subs”) and Forest Laboratories, Inc., a Delaware corporation (“Forest”).

Forest is a leading, fully integrated, specialty pharmaceutical company largely focused on the United States market. Forest markets a portfolio of branded drug products and develops new medicines to treat patients suffering from diseases principally in the following therapeutic areas: central nervous system, cardiovascular, gastrointestinal, respiratory, anti-infective, and cystic fibrosis.

Under the terms of the Forest Merger Agreement, the acquisition of Forest will be accomplished through a merger of Merger Sub 1 with and into Forest (“Merger 1”), with Forest being the surviving entity (the “First Surviving Corporation”). Immediately following the consummation of Merger 1, the First Surviving Corporation will merge with and into Merger Sub 2 (“Merger 2” and, together with Merger 1, the “Mergers”), with Merger Sub 2 being the surviving entity.

At the effective time of Merger 1, each share of Forest’s common stock issued and outstanding immediately prior to Merger 1 (other than dissenting shares) will be converted into the right to receive, at the election of the holder of such share of Forest common stock, (i) a combination of $26.04 in cash, plus .3306 Company shares (the “Mixed Election”), (ii) $86.81 in cash (the “Cash Election”) or (iii) .4723 Company shares (the “Stock Election”). The Cash Election and the Stock Election will be subject to proration to ensure that the total amount of cash paid and the total number of Company shares issued to Forest shareholders as a whole are equal to the total amount of cash and number of Company shares that would have been paid and issued if all Forest shareholders received the Mixed Election consideration.

The foregoing description of the Mergers and the Forest Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Forest Merger Agreement, which is filed as Exhibit 2.1 to our Current Report on Form 8-K, filed with the SEC on February 19, 2014.

Pursuant to the Forest Merger Agreement, the Company is obligated to obtain financing to fund the cash portion of the merger consideration. On February 17, 2014, the Company entered into a commitment letter (the “Commitment Letter”) with Bank of America, N.A., Mizuho Bank, Ltd., Mizuho Securities USA Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. Receipt of financing by the Company is not a condition to its obligations under the Forest Merger Agreement.

The foregoing description of the Commitment Letter does not purport to be complete and is qualified in its entirety by reference to the Commitment Letter, which is filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on February 19, 2014.

Schedule II

Actavis plc

Valuation and Qualifying Accounts

Years Ended December 31, 2013, 2012 and 2011

(in millions)

	Balance at beginning of period	Charged to costs and expenses	Deductions/ Write-offs	Other*	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2013	$47.9	$1.6	$(11.7)	$0.8	$38.6
Year ended December 31, 2012	$6.8	$3.6	$(1.9)	$39.4	$47.9
Year ended December 31, 2011	$12.5	$2.3	$(8.3)	$0.3	$6.8
Tax valuation allowance:
Year ended December 31, 2013	$101.6	$763.2	$(3.6)	$39.5	$900.7
Year ended December 31, 2012	$37.8	$15.1	$1.8	$46.9	$101.6
Year ended December 31, 2011	$29.7	$9.1	$(1.6)	$0.6	$37.8

*	Represents opening balances of businesses acquired in the period.

SUPPLEMENTARY DATA (UNAUDITED)

Selected unaudited quarterly consolidated financial data and market price information are shown below (in millions except per share data):

		For Three Month Periods Ended
	Year Ended 12/31/2013	Dec. 31, 2013*	Sept. 30, 2013	June 30, 2013*	Mar. 31, 2013
Net revenues	$8,677.6	$2,779.3	$2,013.0	$1,989.8	$1,895.5
Operating expenses	9,100.8	2,853.9	1,857.3	2,451.9	1,937.7

Operating (loss)/income	(423.2)	(74.6)	155.7	(462.1)	(42.2)
Provision for income taxes	112.7	1.7	31.4	51.4	28.2

Net (loss)/income attributable to common shareholders	$(750.4)	$(148.4)	$65.6	$(564.8)	$(102.8)

Basic earnings per share	$(5.27)	$(0.86)	$0.50	$(4.27)	$(0.79)

Diluted earnings per share	$(5.27)	$(0.86)	$0.49	$(4.27)	$(0.79)

Market price per share:
High		$136.52	$145.50	$133.00	$92.37

Low		$170.51	$121.12	$91.88	$82.02

*	During the quarter ended December 31, 2013, the Company recorded an adjustment to property, plant and equipment ($19.2 million) relating to the Actavis Acquisition which has been recorded as a component of “Loss on asset sales, impairments and contingent consideration adjustment, net”. The Company notes that this adjustment should have been recorded in the quarter ended June 30, 2013. The Company does not believe that this adjustment has a material impact on either of the quarters ended December 31, 2013 or June 30, 2013, and has no impact on the year ended December 31, 2013.

		For Three Month Periods Ended
	Year Ended 12/31/2012	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012
Net revenues	$5,914.9	$1,750.2	$1,285.2	$1,355.2	$1,524.3
Operating expenses	5,599.2	1,730.0	1,197.0	1,261.3	1,410.9

Operating income	315.7	20.2	88.2	93.9	113.4
Provision/(benefit) for income taxes	146.8	88.2	35.0	(18.7)	42.3

Net income/(loss) attributable to common shareholders	$97.3	$28.0	$76.7	$(62.2)	$54.8

Basic earnings per share	$0.77	$0.22	$0.61	$(0.49)	$0.44

Diluted earnings per share	$0.76	$0.21	$0.60	$(0.49)	$0.43

Market price per share:
High		$91.47	$86.07	$77.73	$67.50

Low		$81.73	$73.39	$65.70	$55.00

EXHIBIT INDEX

Exhibit No.	Description

2.1	Transaction Agreement, dated May 19, 2013, by and among Actavis, Inc., Warner Chilcott Public Limited Company, Actavis Limited (now known as Actavis plc), Actavis Ireland Holding Limited, Actavis W.C. Holding LLC (now known as Actavis W.C. Holding Inc.) and Actavis W.C. Holding 2 LLC (now known as Actavis W.C. Holding 2 Inc.) (incorporated by reference to Exhibit 2.1 of Actavis, Inc.’s Current Report on Form 8-K, filed with the SEC on May 23, 2013).

2.2	Share Purchase Agreement, dated as of June 16, 2009, by and among Robin Hood Holdings Limited, Watson Pharmaceuticals, Inc., certain shareholders of Robin Hood Holdings Limited, and Anthony Selwyn Tabatznik, solely in his capacity as the Shareholders’ Representative (incorporated by reference to Exhibit 2.1 of Watson Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on June 19, 2009).

2.3	First Amendment to Share Purchase Agreement, dated as of November 26, 2009, by and among Robin Hood Holdings Limited, Arrow Pharmaceutical Holdings Ltd., Cobalt Laboratories, Inc., Arrow International Ltd., Arrow Supplies Ltd., Watson Pharmaceuticals, Inc., Watson Pharma S.À.R.L., Watson Cobalt Holdings, LLC, the shareholders of Robin Hood Holdings Limited, and Anthony Selwyn Tabatznik, solely in his capacity as Shareholders’ Representative (incorporated by reference to Exhibit 2.2 of Watson Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on December 2, 2009).

2.4	Share Purchase Agreement, dated as of May 25, 2011, by and among Watson Pharmaceuticals, Inc. and each of the shareholders of Paomar PLC (incorporated by reference to Exhibit 2.1 of Watson Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on May 27, 2011).

2.5	Share Purchase Agreement, dated as of January 24, 2012, by and among Watson Pharmaceuticals, Inc., Strides Pharma Limited, I-Investments Pty Ltd, Strides Arcolab Limited, Ascent Pharmahealth Limited and Dennis Bastas (incorporated by reference to Exhibit 2.1 to Watson Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on January 26, 2012).

2.6	Sale and Purchase Agreement, dated as of April 25, 2012, by and among Nitrogen DS Limited, Landsbanki Islands hf., ALMC Eignarhaldsfélag ehf., ALMC hf, Argon Management S.à.r.l., the Managers party thereto, Deutsche Bank AG, London Branch, Actavis Acquisition Debt S.à.r.l., Watson Pharma S.à.r.l., and Watson Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to Watson Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on April 30, 2012).

2.7	Deed of Modification and Withdrawal from Escrow Accounts, dated as of October 31, 2012, to the Sale and Purchase Agreement dated April 25, 2012, by and among Nitrogen DS Limited, Landsbanki Islands hf., ALMC Eignarhaldsfélag ehf., ALMC hf., Argon Management S.à r.l., the Managers party thereto, Deutsche Bank AG, London Branch, Actavis Acquisition Debt S.à r.l., Watson Pharma S.à r.l. and Watson Pharmaceuticals, Inc. (incorporated by reference to Watson Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on November 2, 2012).

2.8	Stock Purchase Agreement, dated as of January 19, 2013, by and among Actavis, Inc., Watson Pharma Actavis S.a.r.l. and each of the shareholders of Uteron Pharma SA (incorporated by reference to Actavis, Inc.’s Current Report on Form 8-K, filed with the SEC on January 25, 2013).

2.9	Agreement and Plan of Merger, dated as of February 17, 2014, by and among Actavis plc, Tango US Holdings Inc., Tango Merger Sub 1 LLC, Tango Merger Sub 2 LLC and Forest Laboratories, Inc. (incorporated by reference to Exhibit 2.1 of Actavis plc’s Current Report on Form 8-K, filed with the SEC on February 19, 2014).

3.1	Certificate of Incorporation of Actavis plc (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 2, 2013).

3.2	Amended and Restated Memorandum and Articles of Association of Actavis plc (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on October 2, 2013).

4.1	Indenture between Watson Pharmaceuticals, Inc. and Wells Fargo Bank, N.A., as trustee, dated as of August 24, 2009 (incorporated by reference to Exhibit 4.1 to Watson Pharmaceuticals, Inc.’s Form 8-K, filed with the SEC on August 24, 2009).

4.2	First Supplemental Indenture between Watson Pharmaceuticals, Inc. and Wells Fargo Bank, N.A., as trustee, dated as of August 24, 2009, including the forms of the Company’s 5.000% Senior Notes due 2014 and 6.125% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to Watson Pharmaceuticals, Inc.’s Form 8-K, filed with the SEC on August 24, 2009).

4.3	Second Supplemental Indenture between Watson Pharmaceuticals, Inc. and Wells Fargo Bank, N.A., as trustee, dated as of May 7, 2010 (incorporated by reference to Exhibit 10.2 to Watson Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2010).

4.4	Third Supplemental Indenture between Watson Pharmaceuticals, Inc. and Wells Fargo Bank, N. A., as trustee, dated as of October 2, 2012, including the forms of the Company’s 1.875% Notes due 2017, 3.250% Notes due 2022 and 4.625% Notes due 2042 (incorporated by reference to Exhibit 4.2 to Watson Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on October 2, 2012).

4.5	Fourth Supplemental Indenture, dated as of October 1, 2013, by and among Actavis, Inc., Actavis plc and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 2, 2013).

4.6	Indenture, dated as of August 20, 2010, between Warner Chilcott Company, LLC, Warner Chilcott Finance LLC, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Warner Chilcott plc’s Current Report on Form 8-K, filed with the SEC on August 24, 2010).

4.7	Third Supplemental Indenture, dated as of October 1, 2013, by and among Warner Chilcott Company, LLC, Warner Chilcott Finance LLC, Actavis plc and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed with the SEC on October 2, 2013).

10.1	Term Loan Amendment Agreement, by and among Actavis, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto, dated as of August 1, 2013 (incorporated by reference to Exhibit 10.1 of Actavis, Inc.’s Current Report on Form 8-K, filed with the SEC on August 2, 2013).

10.2	Revolver Loan Amendment Agreement, by and among Actavis, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto, dated as of August 1, 2013 (incorporated by reference to Exhibit 10.2 of Actavis, Inc.’s Current Report on Form 8-K, filed with the SEC on August 2, 2013).

10.3	Amended and Restated Actavis Term Loan Credit Facility, by and among Actavis WC Holding S.à r.l., Actavis, Inc., Actavis plc, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, dated as of October 1, 2013 (incorporated by reference to Exhibit 10.3 of Actavis, Inc.’s Current Report on Form 8-K, filed with the SEC on August 2, 2013).

10.4	Amended and Restated Actavis Revolving Credit Facility, by and among Actavis WC Holding S.à r.l., Actavis, Inc., Actavis plc, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, dated as of October 1, 2013 (incorporated by reference to Exhibit 10.4 of Actavis, Inc.’s Current Report on Form 8-K, filed with the SEC on August 2, 2013).

10.5	WC Term Loan Credit and Guaranty Facility, dated as of August 1, 2013, by and among Actavis plc (formerly Actavis Limited), Warner Chilcott Corporation, WC Luxco S.à r.l, Warner Chilcott Company, LLC, Warner Chilcott Finance LLC, the lenders from time to time party thereto and

Bank of America, N.A., as administrative agent thereunder (incorporated by reference to Exhibit 10.5 to Actavis, Inc.’s Current Report on Form 8-K, filed with the SEC on August 2, 2013).

10.6	Form of Deed of Indemnification, Actavis plc (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed with the SEC on October 2, 2013).

10.7	Form of Indemnification Agreement, Actavis W.C. Holding Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, filed with the SEC on October 2, 2013).

10.8#	Key Employee Agreement entered into as of February 28, 2000, between David A. Buchen and Watson Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.4 to Watson Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.9#	Amendment to Key Employment Agreement entered into as of December 31, 2008, between David A. Buchen and Watson Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.9 to Watson Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.10#	Amended and Restated Key Employee Agreement between Watson Pharmaceuticals, Inc. and Paul M. Bisaro, entered into as of November 12, 2012 (incorporated by reference to the Watson Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on November 14, 2012).

10.11#	Key Employee Agreement between Anda, Inc. and Al Paonessa III, dated as of August 2, 2007 (incorporated by reference to Exhibit 10.29 to Watson Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.12#	Amendment to Key Employment Agreement, entered into as of December 31, 2008, between Al Paonessa III and Watson Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.8 to Watson Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.13#	Key Employee Agreement, entered into as of October 30, 2009 by and between R. Todd Joyce and Watson Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Watson Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on October 30, 2009).

10.14	Purchase and Collaboration Agreement, dated as of March 3, 2010, by and among Columbia Laboratories, Inc., Coventry Acquisition, Inc. and Watson Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to Watson Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on March 5, 2010).

10.15	Letter agreement dated February 10, 2012 amending the Purchase and Collaboration Agreement, dated as of March 3, 2010, by and among Columbia Laboratories, Inc., Coventry Acquisition, Inc. and Watson Pharmaceuticals, Inc (incorporated by reference to Exhibit 10.23B to Watson Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.16	Supply Agreement, dated November 1, 2010, by and between Ortho-McNeil-Janssen Pharmaceuticals, Inc. and Watson Laboratories, Inc., (incorporated by reference to Exhibit 10.26 to Watson Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 3, 2012).

10.17#	Watson Pharmaceuticals, Inc. 2012 Annual Incentive Compensation Plan (incorporated by reference to Watson Pharmaceuticals, Inc.’s Form DEF 14A, filed with the SEC on March 30, 2012).

10.18#	The 2013 Incentive Award Plan of Actavis plc (incorporated by reference to Exhibit 99.1 to Actavis plc’s Registration Statement on Form S-8, filed with the SEC on October 1, 2013).

10.19#	Warner Chilcott Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to Actavis plc’s Registration Statement on Form S-8, filed with the SEC on October 1, 2013).

10.20	Purchase Agreement, dated as of August 24, 2009, between The Procter & Gamble Company and Warner Chilcott plc (incorporated by reference to Exhibit 2.1 to Warner Chilcott plc’s Current Report on Form 8-K, filed with the SEC on August 24, 2009).

10.21	Amended and Restated Collaboration Agreement, dated October 8, 2004, by and between The Procter & Gamble Company and Procter & Gamble Pharmaceuticals, Inc. and Aventis Pharmaceuticals Inc. (the “Sanofi Collaboration Agreement”) (incorporated by reference to Exhibit 10.57 to Warner Chilcott plc’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.22	Amendment Agreement to the Sanofi Collaboration Agreement, dated December 19, 2007, by and between The Procter & Gamble Company and Procter & Gamble Pharmaceuticals, Inc. and Sanofi-Aventis U.S. LLC, as successor in interest to Aventis Pharmaceuticals, Inc. (the “Sanofi Amendment Agreement”) (incorporated by reference to Exhibit 10.58 to Warner Chilcott plc’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.23	Amendment to the Sanofi Amendment Agreement, dated October 9, 2008, by and between The Procter & Gamble Company and Procter & Gamble Pharmaceuticals, Inc. and Sanofi-Aventis U.S. LLC (incorporated by reference to Exhibit 10.59 to Warner Chilcott plc’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.24	U.S. Amendment Agreement, effective as of April 1, 2010 (the “U.S. Amendment Agreement”), by and between Warner Chilcott Company, LLC and Sanofi-Aventis U.S. LLC, to the Amended and Restated Collaboration Agreement, dated October 8, 2004, by and between Warner Chilcott Company, LLC (as assignee of the Procter & Gamble Company and Procter & Gamble Pharmaceuticals, Inc.) and Sanofi-Aventis U.S. LLC (as successor in interest to Aventis Pharmaceuticals, Inc.) (incorporated by reference to Exhibit 10.1 to Warner Chilcott plc’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2010).

10.25*	Amendment to the U.S. Amendment Agreement, effective as of October 28, 2013, by and between Warner Chilcott Company, LLC and Sanofi-Aventis U.S. LLC.

10.26#*	Form of retention bonus letter (one payment).

10.27#*	Form of retention bonus letter (two payments).

10.28	Commitment Letter, dated as of February 17, 2014, by and among Actavis plc, Bank of America, N.A., Mizuho Bank, Ltd., Mizuho Securities USA Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 of Actavis plc’s Current Report on Form 8-K, filed with the SEC on February 19, 2014).

21.1*	Subsidiaries of the Company.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Label Definition Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates a management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith and not “filed” for purposes of Section 18 of the Exchange Act.