Form 10-Q
period 2014-03-31
Actavis plc
filed 2014-05-05
CIK 1578845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes    ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of Registrant’s Ordinary Shares outstanding on April 18, 2014: 174,446,635

ACTAVIS PLC

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

ACTAVIS PLC

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except par value and share data)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$337.7	$329.0
Marketable securities	2.5	2.5
Accounts receivable, net	1,508.7	1,404.9
Inventories, net	1,726.3	1,786.3
Prepaid expenses and other current assets	393.4	409.2
Current assets held for sale	294.9	271.0
Deferred tax assets	277.2	231.8

Total current assets	4,540.7	4,434.7
Property, plant and equipment, net	1,581.3	1,616.8
Investments and other assets	145.2	137.5
Deferred tax assets	105.1	104.8
Product rights and other intangibles	7,866.8	8,234.5
Goodwill	8,164.8	8,197.6

Total assets	$22,403.9	$22,725.9

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,323.8	$2,343.2
Income taxes payable	138.9	96.6
Current portion of long-term debt and capital leases	268.3	534.6
Deferred revenue	35.8	38.8
Current liabilities held for sale	204.7	246.6
Deferred tax liabilities	30.6	35.1

Total current liabilities	3,002.1	3,294.9

Long-term debt and capital leases	8,452.2	8,517.4
Deferred revenue	37.9	40.1
Other long-term liabilities	346.0	326.2
Other taxes payable	191.4	187.3
Deferred tax liabilities	745.7	822.9

Total liabilities	12,775.3	13,188.8

Commitments and contingencies
Equity:
Ordinary shares; $0.0001 par value per share; 1,000.0 million shares authorized, 174.7 million and 174.2 million shares issued and 174.4 million and 174.2 million shares outstanding, respectively	—	—
Additional paid-in capital	8,072.6	8,012.6
Retained earnings	1,528.8	1,432.3
Accumulated other comprehensive income	83.7	90.5
Treasury stock, at cost; 291.3 thousand and 18.3 thousand shares held, respectively	(60.4)	(3.3)

Total shareholders’ equity	9,624.7	9,532.1
Noncontrolling interest	3.9	5.0

Total equity	9,628.6	9,537.1

Total liabilities and equity	$22,403.9	$22,725.9

See accompanying Notes to Consolidated Financial Statements.

ACTAVIS PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Net revenues	$2,655.1	$1,895.5

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	1,293.0	1,086.6
Research and development	171.5	132.1
Selling and marketing	283.1	227.2
General and administrative	275.8	185.8
Amortization	424.2	158.4
Loss on asset sales, impairments, and contingent consideration adjustment, net	(0.4)	148.0

Total operating expenses	2,447.2	1,938.1

Operating income / (loss)	207.9	(42.6)

Non-Operating income (expense):

Interest income	1.0	0.8
Interest expense	(72.8)	(54.1)
Other income (expense), net	5.0	20.6

Total other income (expense), net	(66.8)	(32.7)

Income / (loss) before income taxes and noncontrolling interest	141.1	(75.3)
Provision for income taxes	44.4	28.2

Net income / (loss)	96.7	(103.5)
(Income) / loss attributable to noncontrolling interest	(0.2)	0.7

Net income / (loss) attributable to common shareholders	$96.5	$(102.8)

Earnings / (loss) per share attributable to common shareholders:
Basic	$0.56	$(0.79)

Diluted	$0.55	$(0.79)

Weighted average shares outstanding:
Basic	173.8	130.2

Diluted	174.9	130.2

See accompanying Notes to Consolidated Financial Statements.

ACTAVIS PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

(Unaudited; in millions)

	Three Months Ended March 31,
	2014	2013
Net income / (loss)	$96.7	$(103.5)
Other comprehensive (loss)
Foreign currency translation (losses)	(7.5)	(128.5)
Unrealized gains, net of tax	0.7	—
Reclassification for gains included in net income, net of tax	—	—

Total other comprehensive (loss), net of tax	(6.8)	(128.5)

Comprehensive income / (loss)	89.9	(232.0)
Comprehensive (income) / loss attributable to noncontrolling interest	(0.2)	0.7

Comprehensive income / (loss) attributable to common shareholders	$89.7	$(231.3)

See accompanying Notes to Consolidated Financial Statements.

ACTAVIS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Three Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities:
Net income / (loss)	$96.7	$(103.5)

Reconciliation to net cash provided by operating activities:
Depreciation	55.6	47.4
Amortization	424.2	158.4
Provision for inventory reserve	38.1	3.5
Share-based compensation	16.7	12.5
Deferred income tax benefit	(149.9)	(118.0)
(Earnings) on equity method investments	(1.1)	(0.9)
Gain on sale of securities and assets, net	(4.3)	(2.3)
Amortization of inventory step up	124.6	93.5
Amortization of deferred financing costs	11.1	1.9
(Decrease)/increase in allowance for doubtful accounts	(0.3)	3.8
Accretion of contingent payment consideration	4.0	0.4
Contingent consideration fair value adjustment	(11.0)	150.3
Excess tax benefit from stock-based compensation	(36.8)	(11.9)
Other, net	(5.6)	0.7
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	(113.6)	66.7
Decrease / (increase) in inventories	(108.9)	(122.6)
Decrease / (increase) in prepaid expenses and other current assets	21.8	50.1
Increase / (decrease) in accounts payable and accrued expenses	(22.6)	(123.3)
Increase / (decrease) in deferred revenue	(5.2)	29.1
Increase / (decrease) in income and other taxes payable	113.1	84.3
Increase / (decrease) in other assets and liabilities	(7.0)	(1.5)

Total adjustments	342.9	322.1

Net cash provided by operating activities	439.6	218.6

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(42.5)	(29.2)
Additions to product rights and other intangibles	—	(2.2)
Proceeds from the sale of investments	15.0	—
Proceeds from sales of property, plant and equipment	3.4	1.1
Acquisition of business, net of cash acquired	—	(141.3)

Net cash (used in) investing activities	(24.1)	(171.6)

Cash Flows From Financing Activities:
Proceeds from borrowings on revolving credit facility	—	75.0
Debt issuance and other financing costs	(20.3)	—
Payments on debt, including capital lease obligations	(326.1)	(97.1)
Proceeds from stock plans	6.4	3.2
Payments of contingent consideration	(7.8)	(4.4)
Repurchase of ordinary shares	(57.0)	(21.9)
Acquisition of noncontrolling interest	—	(9.2)
Excess tax benefit from stock-based compensation	36.8	11.9

Net cash (used in) financing activities	(368.0)	(42.5)

Effect of currency exchange rate changes on cash and cash equivalents	(1.9)	4.9
Less: Movement in cash held for sale	(36.9)	—

Net increase in cash and cash equivalents	8.7	9.4
Cash and cash equivalents at beginning of period	329.0	319.0

Cash and cash equivalents at end of period	$337.7	$328.4

See accompanying Notes to Consolidated Financial Statements.

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — General

Actavis plc is an integrated global specialty pharmaceutical company engaged in the development, manufacturing, marketing, sale and distribution of generic, branded generic, brand name (“brand” or “branded”), biosimilar and over-the-counter (“OTC”) pharmaceutical products. The Company also develops and out-licenses generic pharmaceutical products primarily in Europe through our Medis third-party business. The Company operates manufacturing, distribution, research and development (“R&D”) and administrative facilities in many of the world’s established and growing international markets, including the United States of America (“U.S.”), Canada and Puerto Rico (together “North America”), and its key international markets around the world (“International”).

The accompanying consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2013 (“Annual Report”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted from the accompanying consolidated financial statements. The accompanying year end consolidated balance sheet was derived from the audited financial statements included in the Annual Report. The accompanying interim financial statements are unaudited, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the Company’s consolidated financial position, results of operations, comprehensive income / (loss) and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. All intercompany transactions and balances have been eliminated in consolidation. The Company’s results of operations, comprehensive income / (loss) and cash flows for the interim periods are not necessarily indicative of the results of operations, comprehensive income / (loss) and cash flows that it may achieve in future periods.

The Company has made certain reclassifications to prior period information to conform to the current period presentation including (i) changes to the definition and reporting of our operating segments and (ii) the reclassification of contingent consideration accretion expense from interest expense into operating expenses.

In prior periods, the Company’s consolidated financial statements presented the accounts of Actavis, Inc. On May 16, 2013, Actavis plc was incorporated in Ireland as a private limited company and re-registered effective September 18, 2013 as a public limited company. It was established for the purpose of facilitating the business combination between Actavis, Inc. and Warner Chilcott plc (“Warner Chilcott”). On October 1, 2013, pursuant to the transaction agreement dated May 19, 2013 among Actavis, Inc., Warner Chilcott, the Company, Actavis Ireland Holding Limited, Actavis W.C. Holding LLC (now known as Actavis W.C. Holding Inc.) and Actavis W.C. Holding 2 LLC (now known as Actavis W.C. Holding 2 Inc.) (“MergerSub”), (i) the Company acquired Warner Chilcott (the “Warner Chilcott Acquisition”) pursuant to a scheme of arrangement under Section 201, and a capital reduction under Sections 72 and 74, of the Irish Companies Act of 1963 where each Warner Chilcott ordinary share was converted into 0.160 of a Company ordinary share (the “Company Ordinary Shares”), or $5,833.9 million in equity consideration, and (ii) MergerSub merged with and into Actavis, Inc., with Actavis, Inc. as the surviving corporation in the merger (the “Merger” and, together with the Warner Chilcott Acquisition, the “Transactions”).

References throughout to “ordinary shares” refer to Actavis Inc.’s Class A common shares, par value $0.0033 per share, prior to the consummation of the Transactions and to the Company’s ordinary shares, par value $0.0001 per share, since the consummation of the Transactions.

References throughout to “we,” “our,” “us,” the “Company” or “Actavis” refer to financial information and transactions of Watson Pharmaceuticals, Inc. prior to January 23, 2013, Actavis, Inc. from January 23, 2013 until October 1, 2013 and Actavis plc on and subsequent to October 1, 2013.

NOTE 2 — Summary of Significant Accounting Policies

The following are interim updates to certain of the policies described in “Note 3” of the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2013 included in the Annual Report.

Revenue Recognition Including Multiple-Element Arrangements

General

Revenue from product sales is recognized when title and risk of loss to the product transfers to the customer, which is based on the transaction shipping terms. Recognition of revenue also requires reasonable assurance of collection of sales proceeds, the seller’s price to the buyer to be fixed or determinable and the completion of all performance obligations. The Company warrants products against defects and for specific quality standards, permitting the return of products under certain circumstances. Product sales are recorded net of all sales-related deductions including, but not limited to: chargebacks, trade discounts, billback adjustments, sales returns and allowances, commercial and government rebates, customer loyalty programs and fee for service arrangements with certain distributors, which we refer to in the aggregate as “SRA” allowances.

Royalty and commission revenue is recognized as a component of net revenues in accordance with the terms of their respective contractual agreements when collectability is reasonably assured and revenue can be reasonably measured.

Multiple-Element Arrangements

The Company identifies each discrete deliverable included in a multiple-element arrangement and identifies which of those deliverables have standalone value to the customer under Financial Standards Accounting Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-25 “Revenue Recognition — Multiple-Element Arrangements” (“ASC 605-25”) and Accounting Standards Update (“ASU”) 2009-13 “Revenue Recognition — Multiple-Deliverable Revenue” (“ASU No. 2009-13”). The Company allocates arrangement consideration to the deliverables based on the appropriate selling price using the hierarchy outlined in ASC 605-25, as amended by ASU No. 2009-13. The selling price used for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or best estimated selling price (“BESP”) if neither VSOE nor TPE is available. BESP is determined in a manner consistent with that used to establish the price to sell the deliverable on a standalone basis. Revenue is recognized for each unit of accounting based on the relevant authoritative literature for that deliverable.

Contingency-Adjusted Performance Model

Revenues recognized from research, development and licensing agreements (including milestone receipts) are recorded on the “contingency-adjusted performance model” which requires deferral of revenue until such time as contract milestone requirements, as specified in the individual agreements, have been met. Under this model, revenue related to each payment is recognized over the entire contract performance period, starting with the contract’s commencement, but not prior to earning and/or receiving the milestone amount (i.e., removal of any contingency). The amount of revenue recognized is based on the ratio of costs incurred to date to total estimated cost to be incurred. In certain circumstances, it may be appropriate to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. In order to recognize milestone consideration as revenue in the period in which the milestone is achieved, there needs to be “substantive” certainty that the milestone will be achieved, relate solely to past performance and the consideration needs to be commensurate with the Company’s performance. Factors the Company considers in determining whether a milestone is substantive at the inception of an arrangement include: whether substantive effort will be required to achieve the milestone; what labor, skill, other costs will be incurred to achieve the milestone; how certain the achievement of the milestone is; whether a reasonable amount of time will elapse between any upfront payment and the first milestone as well as between each successive milestone; and, whether the milestone is nonrefundable or contains clawback provisions.

Provisions for SRAs

As is customary in the pharmaceutical industry, our gross product sales are subject to a variety of deductions in arriving at reported net product sales. When the Company recognizes revenue from the sale of products, an estimate of SRA is recorded which reduces product sales. Accounts receivable and/or accrued liabilities are also reduced and/or increased by the SRA amount. These provisions are estimated based on historical payment experience, historical relationship of the deductions to gross product revenues, government regulations, estimated utilization or redemption rates, estimated customer inventory levels and current contract sales terms with direct and indirect customers. The estimation process used to determine our SRA provision has been applied on a consistent basis and no material revenue adjustments have been necessary to increase or decrease our reserves for SRA as a result of a significant change in underlying estimates. The Company uses a variety of methods to assess the adequacy of the SRA reserves to ensure that our financial statements are fairly stated. This includes periodic reviews of customer inventory data, customer contract programs and product pricing trends to analyze and validate the SRA reserves.

Chargebacks — A chargeback represents an amount payable in the future to a wholesaler for the difference between the invoice price paid by our wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product. The chargeback provision and related reserve varies with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventories. The provision for chargebacks also takes into account an estimate of the expected wholesaler sell-through levels to indirect customers at contract prices. The Company validates the chargeback accrual quarterly through a review of the inventory reports obtained from our largest wholesale customers. This customer inventory information is used to verify the estimated liability for future chargeback claims based on historical chargeback and contract rates. These large wholesalers represent the vast majority of the Company’s chargeback payments. We continually monitor current pricing trends and wholesaler inventory levels to ensure the liability for future chargebacks is fairly stated.

Rebates — Rebates include volume related incentives to direct and indirect customers, third party managed care and Medicare Part D rebates and Medicaid and other government rebates. Rebates are accrued for an estimate of claims to be paid for product sold into trade by the Company. Volume rebates are generally offered to customers as an incentive to use the Company’s products and to encourage greater product sales. These rebate programs include contracted rebates based on customers’ purchases made during an applicable monthly, quarterly or annual period. The provision for third party rebates is estimated based on our customers’ contracted rebate programs and the Company’s historical experience of rebates paid. Any significant changes to our customer rebate programs are considered in establishing the provision for rebates. The provisions for government rebates are based, in part, upon historical experience of claims submitted by the various states / authorities, contractual terms, as well as government regulations. We monitor legislative changes to determine what impact such legislation may have on our provision.

Cash Discounts — Cash discounts are provided to customers that pay within a specific period. The provision for cash discounts is estimated based upon invoice billings, utilizing historical customer payment experience. The Company’s experience of payment history is fairly consistent and most customer payments qualify for the cash discount. Accordingly, our reserve for cash discounts is readily determinable.

Returns and Other Allowances — The Company’s provision for returns and other allowances include returns, pricing adjustments, promotional allowances, loyalty cards and billback adjustments.

Consistent with industry practice, the Company maintains a returns policy that allows customers to return product for a credit. In accordance with the Company’s return goods policy, credits for customer returns of products are applied against outstanding account activity or are settled in cash. Product exchanges are not permitted. Customer returns of product are generally not resalable. The Company’s estimate of the provision for returns is based upon historical experience and current trends of actual customer returns. Additionally, we consider other factors when estimating the current period returns provision, including levels of inventory in the distribution channel, as well as significant market changes which may impact future expected returns, and may cause adjustments to the Company’s current period provision for returns when it appears product returns may differ from original estimates.

Pricing adjustments, which includes shelf stock adjustments, are credits issued to reflect price decreases in selling prices charged to the Company’s direct customers. Shelf stock adjustments are based upon the amount of product our customers have in their inventory at the time of an agreed-upon price reduction. The provision for shelf stock adjustments is based upon specific terms with the Company’s direct customers and includes estimates of existing customer inventory levels based upon their historical purchasing patterns. We regularly monitor all price changes to evaluate the Company’s reserve balances. The adequacy of these reserves is readily determinable as pricing adjustments and shelf stock adjustments are negotiated and settled on a customer-by-customer basis.

Promotional allowances are credits that are issued in connection with a product launch or as an incentive for customers to carry our product. The Company establishes a reserve for promotional allowances based upon contractual terms.

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

Loyalty cards are incentives for customers to continue to use marketed products. These programs allow the end user a discount per prescription and is accrued based on historical experience, contract terms and the volume of product and cards in the distribution channel.

        Net revenues and accounts receivable balances in the Company’s consolidated financial statements are presented net of SRA estimates. Accounts receivable are presented net of SRA balances of $1,210.9 million and $1,254.8 million at March 31, 2014 and December 31, 2013, respectively. SRA balances in accounts payable and accrued expenses were $642.6 million and $719.0 million at March 31, 2014 and December 31, 2013, respectively. The provisions recorded to reduce gross sales to net sales were $1,732.1 million, or 40.0% of gross product sales and $1,335.1 million, or 41.6% of gross product sales in the quarters ended March 31, 2014 and 2013, respectively. The decrease in the SRA deductions as a percentage of gross product sales primarily relates to the increase in branded sales versus the prior year period, which generally have lower rebate percentages. During the quarter ended March 31, 2014, the Company lowered SRA balances relating to the valuation of assets and liabilities as part of the Warner Chilcott Acquisition measurement period adjustment by $56.6 million.

Litigation and Contingencies

The Company is involved in various legal proceedings in the normal course of its business, including product liability litigation, intellectual property litigation, employment litigation and other litigation. Additionally, the Company, in consultation with its counsel, assesses the need to record a liability for contingencies on a case-by-case basis in accordance with ASC Topic 450 “Contingencies” (“ASC 450”). Accruals are recorded when the Company determines that a loss related to a matter is both probable and reasonably estimable. These accruals are adjusted periodically as assessment efforts progress or as additional information becomes available. Acquired contingencies in business combinations are recorded at fair value to the extent determinable, otherwise in accordance ASC 450. Refer to “NOTE 17 — Commitments and Contingencies” for more information.

R&D Activities

R&D activities are expensed as incurred and consist of self-funded R&D costs, the costs associated with work performed under collaborative R&D agreements, regulatory fees, and milestone payments, if any. R&D expenses include direct and allocated expenses. On December 19, 2011, the Company entered into a collaboration agreement with Amgen, Inc. (“Amgen”) to develop and commercialize, on a worldwide basis, several oncology antibody biosimilar medicines. Amgen has assumed primary responsibility for developing, manufacturing and initially commercializing the oncology antibody products. As of March 31, 2014, the Company’s maximum potential remaining co-development obligation under this agreement was $297.3 million.

Earnings Per Share (“EPS”)

The Company accounts for EPS in accordance with ASC Topic 260, “Earnings Per Share” (“ASC 260”) and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. Basic EPS is computed by dividing net income / (loss) by the weighted average common shares outstanding during a period. Diluted EPS is based on the treasury stock method and includes the effect from potential issuance of ordinary shares, such as shares issuable pursuant to the exercise of stock options and restricted stock units. Ordinary share equivalents have been excluded where their inclusion would be anti-dilutive.

A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following (in millions, except per share amounts):

	Quarter Ended March 31, 2014	Quarter Ended March 31, 2013
EPS — basic
Net income / (loss) attributable to common shareholders	$96.5	$(102.8)

Basic weighted average ordinary shares outstanding	173.8	130.2

EPS — basic	$0.56	$(0.79)

EPS — diluted
Net income / (loss) attributable to common shareholders	$96.5	$(102.8)

Basic weighted average ordinary shares outstanding	173.8	130.2
Effect of dilutive securities:
Dilutive stock awards	1.1	—

Diluted weighted average ordinary shares outstanding	174.9	130.2

EPS — diluted	$0.55	$(0.79)

Stock awards to purchase 2.2 million common shares for the quarter March 31, 2013, were outstanding, but not included in the computation of diluted EPS, because the awards were anti-dilutive. There were no anti-dilutive shares for the quarter ended March 31, 2014.

Restructuring Costs

The Company records liabilities for costs associated with exit or disposal activities in the period in which the liability is incurred. In accordance with existing benefit arrangements, employee severance costs are accrued when the restructuring actions are probable and estimable. Costs for one-time termination benefits in which the employee is required to render service until termination in order to receive the benefits are recognized ratably over the future service period. Refer to “NOTE 16 — Business Restructuring Charges” for more information.

NOTE 3 — Acquisitions and Other Agreements

The following are interim updates to certain acquisition and other agreements described in “Note 4” of the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2013 included in the Annual Report, which are expected to, or have had, a material impact on the financial results of the Company as of and for the periods ended March 31, 2014 and 2013.

Forest Laboratories

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

The foregoing description of the Mergers and the Forest Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Form S-4 filed with the Securities and Exchange Commission (“SEC”) on May 2, 2014.

As a result of the transaction, the Company incurred costs of $14.2 million in the three months ended March 31, 2014 and anticipates incurring additional acquisition related costs throughout the remainder of the year ending December 31, 2014.

Metronidazole 1.3% Vaginal Gel

On May 1, 2013, we entered into an agreement to acquire the worldwide rights to Valeant Pharmaceuticals International, Inc.’s (“Valeant”) metronidazole 1.3% vaginal gel antibiotic development product, a topical antibiotic for the treatment of bacterial vaginosis, which is being accounted for as a business combination. Under the terms of the agreement, we acquired the product upon U.S. Food and Drug Administration (“FDA”) approval on March 25, 2014 for acquisition accounting consideration of approximately $62.3 million, which includes the fair value contingent consideration of $50.3 million and upfront and milestone payments of $12.0 million, of which $9.0 million was incurred in the quarter ended March 31, 2014. As a result of this transaction the Company recognized intangible assets and goodwill of $61.8 million and $0.5 million, respectively in the quarter ended March 31, 2014.

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

Recognition and Measurement of Assets Acquired and Liabilities Assumed at Fair Value

The Warner Chilcott Acquisition has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. During the quarter ended March 31, 2014, the Company received updated information regarding estimated rebates and returns recorded as of the acquisition date. As a result of the updated information received, the Company recorded a measurement period adjustment relating to SRAs which impacted current liabilities, goodwill and deferred taxes by $56.6 million, $36.8 million and $19.8 million, respectively, in the quarter ended March 31, 2014.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date:

(in millions)	Amount
Cash and cash equivalents	$179.5
Accounts receivable	306.1
Inventories	532.5
Other current assets	83.4
Property, plant and equipment	220.0
Other long-term assets	1.2
IPR&D intangible assets	1,708.0
Intangible assets	3,021.0
Goodwill	3,956.1
Current liabilities	(613.5)
Deferred tax liabilities, net	(60.4)
Other long-term liabilities	(99.6)
Outstanding indebtedness	(3,400.4)

Net assets acquired	$5,833.9

Consideration

The total consideration for the Warner Chilcott Acquisition of $5,833.9 million is comprised of the equity value of shares that were outstanding and vested prior to October 1, 2013 ($5,761.3 million) and the portion of outstanding equity awards deemed to have been earned as of October 1, 2013 ($72.6 million). The portion deemed not to have been earned ($77.4 million) as of October 1, 2013 will be expensed over the remaining future vesting period, including $5.0 million and $45.4 million relating to Warner Chilcott restructuring charges recognized in the quarter ended March 31, 2014 and the year ended December 31, 2013, respectively.

Inventories

The fair value of inventories acquired included a step-up in the value of inventories of $408.3 million. In the quarter and year ended March 31, 2014 and December 31, 2013, the Company recognized $124.6 million and $173.5 million, respectively, as a component of cost of sales as the inventory acquired on October 1, 2013 was sold to the Company’s customers. Included in finished goods inventory as of March 31, 2014 was $110.4 million relating to the remaining fair value step-up associated with the Warner Chilcott Acquisition.

Unaudited Pro Forma Results of Operations

The following table presents the unaudited pro forma consolidated operating results for the Company, as though the Warner Chilcott Acquisition had occurred as of the beginning of the prior annual reporting period. The unaudited pro forma results reflect certain adjustments related to past operating performance, the impact of the debt assumed, acquisition costs and acquisition accounting adjustments, such as increased depreciation and amortization expense based on the fair valuation of assets acquired and the related tax effects. The pro forma results do not include any anticipated synergies which may be achievable subsequent to the acquisition date. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor are they indicative of the future operating results of the combined company:

(in millions; except per share amounts)	Quarter ended March 31, 2013
Net revenues	$2,481.8
Net (loss) attributable to common shareholders	$(123.1)
Earnings per share:
Basic	$(0.72)
Diluted	$(0.72)

Acquisition-Related Expenses

Included in general and administrative expenses for the quarter ended March 31, 2014 are integration and restructuring charges of $12.4 million, including stock-based compensation of $5.0 million incurred in connection with the Warner Chilcott Acquisition.

Acquisition of Uteron Pharma, SA

On January 23, 2013, the Company completed the acquisition of Uteron Pharma, SA for approximately $142.0 million in cash, plus assumption of debt and other liabilities of $7.7 million and up to $155.0 million in potential future milestone payments, of which $43.4 million was recognized on the date of acquisition (the “Uteron Acquisition”). The acquisition expanded the Company’s Specialty Brands’ pipeline of Women’s Health products including two potential near term commercial opportunities in contraception and infertility, and one oral contraceptive project projected to launch by 2018. Several additional products in earlier stages of development were also acquired in the Uteron Acquisition.

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

Acquisition of Actavis Group

On October 31, 2012, we completed the acquisition of the Actavis Group for a cash payment of €4,219.7 million, or approximately $5,469.8 million, and contingent consideration of up to 5.5 million newly issued shares of Actavis, Inc. which have since been issued (the “Actavis Group Acquisition”). Actavis Group was a privately held generic pharmaceutical company specializing in the development, manufacture and sale of generic pharmaceuticals.

The Company funded the cash portion of the transaction through a combination of term loan borrowings and senior unsecured notes. For additional information, refer to “Note 10 — Long-Term Debt.”

Inventories

The fair value of inventories acquired included a step-up in the value of inventories of approximately $137.3 million. In the quarter ended March 31, 2013, the Company recognized the remaining $93.5 million as a component of cost of sales as the inventory acquired was sold to the Company’s customers.

Contingent Consideration

At December 31, 2012, the Company estimated the Actavis Group earn-out to be 3.85 million shares, or $329.2 million, which was recognized on the date of acquisition. On March 28, 2013, based on further evaluation, the decision was made to award the remaining 1.65 million contingent shares. Accordingly, during the first quarter of 2013, the Company recorded an expense of $150.3 million for contingent consideration as a result of the decision to award all remaining contingent shares.

Other Transactions

The following transactions are expected to, or have had, a material impact on the financial results of the Company as of and for the periods ended March 31, 2014 and 2013.

Property, Plant and Equipment Assets Held for Sale

During the quarter ended March 31, 2014, the Company held for sale assets in our Lincolnton manufacturing facility. As a result, the Company recognized an impairment charge of $5.7 million in the quarter ended March 31, 2014.

Columbia Laboratories Inc.

During the quarter ended March 31, 2014, the Company sold its minority interest in Columbia Laboratories Inc. for $8.5 million. As a result, the Company recognized a gain on the sale of the investment of $4.3 million in the quarter ended March 31, 2014.

Actavis (Foshan) Pharmaceuticals Co., Ltd. Assets Held for Sale

During the year ended December 31, 2013, the Company held its Chinese subsidiary, Actavis (Foshan) Pharmaceuticals Co., Ltd. (“Foshan”), for sale, which resulted in an impairment charge of $8.4 million in the fourth quarter of 2013. On January 24, 2014, the Company completed an agreement with Zhejiang Chiral Medicine Chemicals Co., Ltd to acquire its interest in Foshan (the “Foshan Sale”). The Company intends to continue further commercial operations in China in collaboration with our preferred business partners.

Western European Assets Held for Sale

During the year ended December 31, 2013, the Company held for sale our commercial infrastructure in France, Italy, Spain, Portugal, Belgium, Germany and the Netherlands, including products, marketing authorizations and dossier license rights. The Company believes that the potential divestiture allows the Company to focus on faster growth markets including Central and Eastern Europe, and other emerging markets which we believe will enhance our long-term strategic objectives. On January 17, 2014, we announced our intention to enter into an agreement with Aurobindo Pharma Limited (“Aurobindo”) to sell these businesses. On April 1, 2014, the Company completed the sale of the assets in Western Europe.

In connection with the sale of our Western European assets, the Company has entered into a supply agreement whereby the Company will supply product to Aurobindo over a period of five years. In the second quarter of 2014, the Company will allocate the fair value of the consideration for the sale of the Western European assets of $65.0 million to each element of the agreement, including the supply of product.

As a result of the transactions, the Company recognized an impairment reversal / (loss) on the net assets held for sale of $3.4 million and $(34.3) million in the quarter ended March 31, 2014 and the year ended December 31, 2013, respectively. The Company anticipates recording a loss on the sale of assets in the second quarter of 2014.

The following represents the global net assets held for sale:

	March 31, 2014	December 31, 2013
Cash and cash equivalents	$73.9	$37.0
Accounts receivable, net	91.0	94.2
Inventories, net	113.8	122.9
Prepaid expenses and other current assets	52.8	59.6
Impairment on the assets held for sale	(36.6)	(42.7)

Total assets held for sale	$294.9	$271.0

Accounts payable and accrued expenses	$204.7	$246.6

Total liabilities held for sale	$204.7	$246.6

Net assets held for sale	$90.2	$24.4

Amendment to Sanofi Collaboration Agreement

On October 28, 2013, Warner Chilcott Company, LLC (“WCCL”), one of our indirect wholly-owned subsidiaries, and Sanofi-Aventis U.S. LLC (“Sanofi”) entered into an amendment (the “Sanofi Amendment”) to the global collaboration agreement as amended (the “Collaboration Agreement”) to which WCCL and Sanofi are parties. WCCL and Sanofi co-develop and market Actonel® and Atelvia® (risedronate sodium) on a global basis, excluding Japan.

Pursuant to the Sanofi Amendment, the parties amended the Collaboration Agreement with respect to Actonel® and Atelvia® in the U.S. and Puerto Rico (the “Exclusive Territory”) to provide that, in exchange for the payment of a lump sum of $125.0 million by WCCL to Sanofi in the year ended December 31, 2013, WCCL’s obligations with respect to the global reimbursement payment, which represented a percentage of Actavis’ net sales as defined, as it relates to the Exclusive Territory for the year ended December 31, 2014, shall be satisfied in full. The Sanofi Amendment did not and does not apply to or affect the parties’ respective rights and obligations under the Collaboration Agreement with respect to (i) the year ended December 31, 2013 or (ii) territories outside the Exclusive Territory. The $125.0 million was recorded as an intangible asset during the year ended December 31, 2013, which will be amortized over the course of the year ending December 31, 2014 using the economic benefit model.

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

NOTE 4 — Share-Based Compensation

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

Option award plans require options to be granted at the fair value of the shares underlying the options at the date of the grant and generally become exercisable over periods ranging from three to five years. Each option granted expires ten years from the date of grant. During the year ended December 31, 2013, the Company issued 225,000 stock options with an aggregate fair value of $4.9 million. The grant date fair value of options was based on a Black-Scholes grant date fair value of $21.63 per share. The Compensation Committee of the Company’s Board of Directors (the “Board”) authorized and issued restricted stock and restricted stock units to the Company’s employees, including its executive officers and certain non-employee directors (the “Participants”) under the Company’s equity compensation plans. Restricted stock awards are grants that entitle the holder to ordinary shares, subject to certain terms. Restricted stock unit awards are grants that entitle the holder the right to receive an ordinary share, subject to certain terms. Restricted stock and restricted stock unit awards (both time-based vesting and performance-based vesting) generally have restrictions eliminated over a one to four year vesting period. Restrictions generally lapse for non-employee directors after one year. Certain restricted stock units are performance-based awards issued at a target number with the actual number of restricted shares issued ranging based on achievement of the performance criteria.

Fair Value Assumptions

The Company has granted equity-based incentives to its employees comprised of non-qualified options, restricted stock and restricted stock units. All restricted stock and restricted stock units (whether time-based vesting or performance-based vesting), are granted and expensed, using the closing market price per share on the applicable grant date, over the applicable vesting period. Non-qualified options to purchase ordinary shares are granted to employees at exercise prices per share equal to the closing market price per share on the date of grant. The fair value of non-qualified options is determined on the applicable grant dates using the Black-Scholes method of valuation and that amount is recognized as an expense over the four year vesting period.

Share-Based Compensation Expense

Share-based compensation expense recognized in the Company’s results of operations for the quarters ended March 31, 2014 and 2013 was $16.7 million and $12.5 million (including $0.3 million of non-equity settled awards), respectively. Unrecognized future stock-based compensation expense was $108.8 million as of March 31, 2014. This amount will be recognized as an expense over a remaining weighted average period of 2.8 years. Stock-based compensation is being amortized and charged to operations over the same period as the restrictions are eliminated for the participants, which is generally on a straight-line basis.

Share Activity

The following is a summary of equity award activity for unvested restricted stock and stock units in the period from December 31, 2013 through March 31, 2014:

(in millions, except per share data)	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Grant Date Fair Value
Restricted shares / units outstanding at December 31, 2013	1.9	$80.12	1.4	$152.2
Granted	0.3	219.54		65.9
Vested	(0.8)	83.75		(67.0)

Restricted shares / units outstanding at March 31, 2014	1.4	$107.93	1.3	$151.1

The following is a summary of equity award activity for non-qualified options to purchase ordinary shares in the period from December 31, 2013 through March 31, 2014:

(in millions, except per share data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2013	0.4	$43.50
Exercised	(0.1)	56.20

Outstanding, March 31, 2014	0.3	$38.95	2.49	$53.9

Vested and expected to vest at March 31, 2014	0.3	$36.51	2.22	$52.2

In addition to the awards discussed above, the Company also grants deminimis awards to be settled in cash due to local statutory requirements.

NOTE 5 — Reportable Segments

In the first quarter of 2014, the Board of Directors realigned the Company’s global strategic business structure. Prior to the realignment, the Company operated and managed its business as three distinct operating segments: Actavis Pharma, Actavis Specialty Brands and Anda Distribution.

Under the new organizational structure, generics, specialty brands and third-party commercial operations have been consolidated into a single new division. As a result of the realignment, the Company organized its business into two operating segments: Actavis Pharma and Anda Distribution. The Actavis Pharma segment includes patent-protected products and certain trademarked off-patent products that the Company sells and markets as brand pharmaceutical products and off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The Anda Distribution segment distributes generic and brand pharmaceutical products manufactured by third parties, as well as by the Company, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. The Anda Distribution segment operating results exclude sales of products developed, acquired, or licensed by the Actavis Pharma segment.

The Company evaluates segment performance based on segment contribution. Segment contribution for Actavis Pharma and Anda Distribution represents segment net revenues less cost of sales (excluding amortization and impairment of acquired intangibles including product rights), selling and marketing expenses and general and administrative expenses. The Company does not report total assets, capital expenditures, R&D, amortization loss on asset sales, impairments and contingent consideration adjustment, net by segment as not all such information has been accounted for at the segment level, nor has such information been used by all segments. R&D related to our Actavis Pharma segment was $171.5 million in the first quarter of 2014. Within R&D, $113.9 million was generic development, $33.2 million was invested in brand development and $24.4 million was invested in biosimilar development during the quarter.

Segment net revenues, segment operating expenses and segment contribution information for the Company’s Actavis Pharma and Anda Distribution segments consisted of the following for the quarter ended March 31, 2014 (in millions):

	Actavis Pharma	Anda Distribution	Total
Product sales	$2,206.7	$390.2	$2,596.9
Other revenue	58.2	—	58.2

Net revenues	2,264.9	390.2	2,655.1
Operating expenses:
Cost of sales(1)	961.8	331.2	1,293.0
Selling and marketing	256.1	27.0	283.1
General and administrative	268.0	7.8	275.8

Contribution	$779.0	$24.2	$803.2

Contribution margin	34.4%	6.2%	30.3%
Research and development			171.5
Amortization			424.2
Loss on asset sales, impairments and contingent consideration adjustment, net			(0.4)

Operating income			$207.9

Operating margin			7.8%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

Segment net revenues, segment operating expenses and segment contribution information for the Company’s Actavis Pharma and Anda Distribution segments consisted of the following for the quarter ended March 31, 2013 (in millions):

	Actavis Pharma	Anda Distribution	Total
Product sales	$1,640.3	$231.0	$1,871.3
Other revenue	24.2	—	24.2

Net revenues	1,664.5	231.0	1,895.5
Operating expenses:
Cost of sales(1)	892.1	194.5	1,086.6
Selling and marketing	207.3	19.9	227.2
General and administrative	178.3	7.5	185.8

Contribution	$386.8	$9.1	$395.9

Contribution margin	23.2%	3.9%	20.9%
Research and development			132.1
Amortization			158.4
Loss on asset sales, impairments and contingent consideration adjustment, net			148.0

Operating (loss)			$(42.6)

Operating margin			(2.2)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

The following table presents net revenues for the reporting units in the Actavis Pharma segment for the quarters ended March 31, 2014 and 2013 (in millions):

	March 31, 2014	March 31, 2013
North American Brands:
Women’s Health	$212.6	$20.0
Urology / Gastroenterology	225.2	56.7
Dermatology / Established Brands	156.2	52.9

Total North American Brands	594.0	129.6

North American Generics	1,024.2	956.7
International	646.7	578.2

Net Revenues	$2,264.9	$1,664.5

North American Brand revenues are monitored based on the current mix of promoted products within Women’s Health, Urology / Gastroenterology and Dermatology / Established Brands. Movement of products between categories may occur from time to time based on changes in promotional activities.

NOTE 6 — Inventories

Inventories consist of finished goods held for sale and distribution, raw materials and work-in-process. Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). The Company writes down inventories to net realizable value based on forecasted demand, market conditions or other factors, which may differ from actual results.

Inventories consisted of the following (in millions):

	March 31, 2014	December 31, 2013
Raw materials	$511.4	$522.0
Work-in-process	176.9	168.9
Finished goods	1,197.8	1,250.3

	1,886.1	1,941.2
Less: inventory reserves	159.8	154.9

Inventories, net	$1,726.3	$1,786.3

Included in finished goods inventory as of March 31, 2014 and December 31, 2013 was $110.4 million and $235.1 million, respectively, relating to the fair value step-up associated with the Warner Chilcott Acquisition.

NOTE 7 — Investments in Marketable Securities and Other Investments

Investments in marketable securities and other investments consisted of the following (in millions):

	March 31, 2014	December 31, 2013
Marketable securities:
U.S. Treasury and agency securities — maturing within one year	$2.5	$2.5

Total marketable securities	$2.5	$2.5

Investments and other assets:
Equity method investments	$8.9	$12.3
Cost method and other long-term investments	1.0	1.0
Taxes receivable	57.8	57.7
Deferred loan costs	53.1	44.0
Other assets	24.4	22.5

Total investments and other assets	$145.2	$137.5

NOTE 8 — Accounts payable and accrued expenses

Trade accounts payable was $594.7 million and $493.3 million as of March 31, 2014 and December 31, 2013, respectively.

Accrued expenses consisted of the following (in millions):

	March 31, 2014	December 31, 2013
Accrued expenses:
Accrued third-party rebates	$550.2	$615.8
Litigation-related reserves and legal fees	248.4	265.7
Accrued payroll and related benefits	190.6	240.2
Royalties and sales agent payables	92.9	119.1
Accrued indirect returns	92.4	103.2
Interest payable	69.6	68.9
Accrued severance, retention and other shutdown costs	47.2	89.3
Accrued selling and marketing expenditures	46.6	38.1
Accrued professional fees	43.2	22.6
Accrued R&D expenditures	41.1	46.6
Accrued pharmaceutical fees	40.0	16.2
Accrued non-provision taxes	37.1	43.7
Accrued co-promotion liabilities	33.6	14.8
Current portion of contingent consideration obligations	33.2	33.8
Other accrued expenses	163.0	131.9

Total accrued expenses	$1,729.1	$1,849.9

NOTE 9 — Goodwill, Product Rights and Other Intangible Assets

Goodwill for the Company’s reporting segments consisted of the following (in millions):

	Actavis Pharma	Anda Distribution	Total
Balance at December 31, 2013	$8,111.3	$86.3	$8,197.6

Additions through acquisitions	0.5	—	0.5
Measurement period adjustments and other	(36.8)	—	(36.8)
Foreign exchange and other adjustments	3.5	—	3.5

Balance at March 31, 2014	$8,078.5	$86.3	$8,164.8

During the quarter ended March 31, 2014, there was a decrease in goodwill resulting from adjustments to SRA reserves and the applicable deferred taxes relating to the SRA reserves in connection with the Warner Chilcott Acquisition.

As a result of the change in operating segments during the quarter ended March 31, 2014, the Company reviewed goodwill for a triggering event indicating a possible impairment, noting no such indicators existed.

Product rights and other intangible assets consisted of the following (in millions):

Cost basis	Balance as of December 31, 2013	Acquisitions	Impairments	Other	Foreign Currency Translation	Balance as of March 31, 2014
Intangibles with definite lives:
Product rights and other related intangibles	$8,512.6	$61.8	$—	$8.4	$(6.8)	$8,576.0
Customer relationships	157.2	—	—	—	—	157.2

Total definite-lived intangible assets	$8,669.8	$61.8	$—	$8.4	$(6.8)	$8,733.2

Intangibles with indefinite lives:
IPR&D	$2,334.6	$—	$—	$(2.9)	$(1.9)	$2,329.8
Trade Name	76.2	—	—	—	—	76.2

Total indefinite-lived intangible assets	$2,410.8	$—	$—	$(2.9)	$(1.9)	$2,406.0

Total product rights and related intangibles	$11,080.6	$61.8	$—	$5.5	$(8.7)	$11,139.2

Accumulated Amortization	Balance as of December 31, 2013	Amortization	Impairments	Other	CTA	Balance as of March 31, 2014
Intangibles with definite lives:
Product rights and other related intangibles	$(2,807.2)	$(421.4)	$(1.5)	$(7.0)	$6.4	$(3,230.7)
Customer relationships	(38.9)	(2.8)	—	—	—	(41.7)

Total definite-lived intangible assets	$(2,846.1)	$(424.2)	$(1.5)	$(7.0)	$6.4	$(3,272.4)

Total indefinite-lived intangible assets	—	—	—	—	—	—

Total product rights and related intangibles	$(2,846.1)	$(424.2)	$(1.5)	$(7.0)	$6.4	$(3,272.4)

Net Product Rights and Other Intangibles	$8,234.5					$7,866.8

On March 25, 2014, upon FDA approval, the Company acquired metronidazole 1.3% vaginal gel antibiotic, a topical antibiotic for the treatment of bacterial vaginosis, from Valeant and recognized an intangible asset of $61.8 million.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights over the remainder of 2014 and each of the next five years is estimated to be as follows (in millions):

Amount
2014 (remaining)	$1,205.8
2015	$1,214.0
2016	$752.2
2017	$597.0
2018	$500.0
2019	$387.2

The above amortization expense is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, finalization of preliminary fair value estimate, potential impairments, accelerated amortization or other events.

NOTE 10 — Long-Term Debt

Debt consisted of the following (in millions):

	March 31, 2014	December 31, 2013
WC Term Loan Agreement	$1,809.5	$1,832.8
Amended and Restated ACT Term Loan	1,273.6	1,310.0
Revolving Credit Facility	—	265.0
Senior Notes:
$1,200.0 million 1.875% notes due October 1, 2017	1,200.0	1,200.0
$1,250.0 million 7.75% notes due September 15, 2018	1,250.0	1,250.0
$400.0 million 6.125% notes due August 14, 2019	400.0	400.0
$1,700.0 million 3.250% notes due October 1, 2022	1,700.0	1,700.0
$1,000.0 million 4.625% notes due October 1, 2042	1,000.0	1,000.0
Plus: Unamortized premium	98.4	103.9
Less: Unamortized discount	(31.3)	(31.9)

Senior Notes, net	5,617.1	5,622.0
Capital leases	20.3	22.2

Total debt and capital leases	8,720.5	9,052.0
Less: Current portion	268.3	534.6

Total long-term debt and capital leases	$8,452.2	$8,517.4

Credit Facility Indebtedness

2013 Term Loan

WC Term Loan Agreement

On October 1, 2013 (the “Closing Date”), Warner Chilcott Corporation (“WC Corporation”), WC Luxco S.à r.l. (“WC Luxco”), WCCL (“WC Company” and, together with WC Corporation and WC Luxco, the “WC Borrowers”), as borrowers, and Warner Chilcott Finance LLC, as a subsidiary guarantor, became parties to the Warner Chilcott Term Loan Credit and Guaranty Agreement (the “WC Term Loan Agreement”), dated as of August 1, 2013, by and among the Company, as parent guarantor, Bank of America (“BofA”), as administrative agent thereunder and a syndicate of banks participating as lenders. Pursuant to the WC Term Loan Agreement, on the Closing Date, the lenders party thereto provided term loans to the WC Borrowers in a total aggregate principal amount of $2.0 billion, comprised of (i) a $1.0 billion tranche that will mature on October 1, 2016 (the “Three Year Tranche”) and (ii) a $1.0 billion tranche that will mature on October 1, 2018 (the “Five Year Tranche”). The proceeds of borrowings under the WC Term Loan Agreement, together with $41.0 million of cash on hand, were used to finance, the repayment in full of all amounts outstanding under Warner Chilcott’s then-existing Credit Agreement, dated as of March 17, 2011, as amended by Amendment No. 1 on August 20, 2012, among the WC Borrowers, BofA, as administrative agent and a syndicate of banks participating as lenders.

Borrowings under the WC Term Loan Agreement bear interest at the applicable WC Borrower’s choice of a per annum rate equal to either (a) a base rate plus an applicable margin per annum varying from (x) 0.00% per annum to 0.75% per annum under the Three Year Tranche and (y) 0.125% per annum to 0.875% per annum under the Five Year Tranche, depending on the publicly announced debt ratings for non-credit-enhanced, senior unsecured long-term indebtedness of the parent (such applicable debt rating the “Debt Rating”) or (b) a Eurodollar rate, plus an applicable margin varying from (x) 1.00% per annum to 1.75% per annum under the Three Year Tranche and (y) 1.125% per annum to 1.875% per annum under the Five Year Tranche, depending on the Debt Rating.

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

The Company is subject to, and, at March 31, 2014, was in compliance with, all financial and operational covenants under the terms of the WC Term Loan Agreement. As of March 31, 2014, the outstanding indebtedness under the Three Year Tranche and the Five Year Tranche was $925.0 million and $884.5 million, respectively. The book value of the outstanding indebtedness approximates fair value as the debt is at variable interest rates and re-prices frequently.

Amended and Restated Actavis, Inc. Credit and Guaranty Agreements

Amended and Restated ACT Term Loan

On the Closing Date and pursuant to the Term Loan Amendment Agreement (the “Term Amendment Agreement”), by and among Actavis, Inc., a wholly owned subsidiary of the Company, BofA, as administrative agent thereunder, and the lenders party thereto, dated as of August 1, 2013, the Company, as parent guarantor, Actavis WC Holding S.à r.l. (the “ACT Borrower”), as borrower, Actavis, Inc., as a subsidiary guarantor, and BofA, as administrative agent, entered into the Amended and Restated Actavis Term Loan Credit and Guaranty Agreement (the “ACT Term Loan Agreement”), dated as of October 1, 2013. The ACT Term Loan Agreement amended and restated Actavis, Inc.’s $1,800.0 million senior unsecured term loan credit facility, dated as of June 22, 2012. At closing, an aggregate principal amount of $1,572.5 million was outstanding under the ACT Term Loan Agreement.

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

The Amended and Restated Term Loan matures on October 31, 2017. The outstanding principal amount is payable in equal quarterly installments of 2.50% per quarter, with the remaining balance payable on the maturity date.

The Company is subject to, and at March 31, 2014 was in compliance with, all financial and operational covenants under the terms of the ACT Term Loan Agreement. The outstanding balance of the Term Loan at March 31, 2014 was $1,273.6 million. The book value of the outstanding indebtedness approximates fair value as the debt is at variable interest rates and re-prices frequently.

Revolving Credit Facility

On the Closing Date and pursuant to the Revolver Loan Amendment Agreement (the “Revolver Amendment Agreement” and, together with the Term Amendment Agreement, the “Amendment Agreements”), by and among Actavis, Inc., as subsidiary guarantor, BofA, as administrative agent thereunder, and the lenders party thereto, dated as of August 1, 2013, the Company, as parent guarantor, the ACT Borrower, as borrower, Actavis, Inc., as a subsidiary guarantor, and BofA, as administrative agent, entered into that certain Amended and Restated Actavis Revolving Credit and Guaranty Agreement (the “ACT Revolving Credit Agreement” and, together with the ACT Term Loan Agreement, the “Amended and Restated Credit Agreements”), dated as of October 1, 2013. The ACT Revolving Credit Agreement amended and restated Actavis, Inc.’s $750.0 million senior unsecured revolving credit facility dated as of September 16, 2011, as amended by that certain Amendment No. 1 to the credit agreement and joinder agreement, dated as of May 21, 2012. At closing, $9.4 million of letters of credit were outstanding under the ACT Revolving Credit Agreement. At closing, no loans were outstanding under the ACT Revolving Credit Agreement.

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

The Company is subject to, and as of March 31, 2014 was in compliance with, all financial and operational covenants under the terms of the Revolving Credit Facility. At March 31, 2014, letters of credit outstanding were $9.4 million. The net availability under the Revolving Credit Facility was $740.6 million.

Senior Notes Indebtedness

Actavis, Inc. Supplemental Indenture

On October 1, 2013, the Company, Actavis, Inc., a wholly owned subsidiary of the Company, and Wells Fargo Bank, National Association, as trustee, entered into a fourth supplemental indenture (the “Fourth Supplemental Indenture”) to the indenture, dated as of August 24, 2009 (the “Base Indenture” and, together with the First Supplemental Indenture, the Second Supplemental Indenture and the Third Supplemental Indenture (each as defined below), the “Indenture”), as supplemented by the first supplemental indenture, dated as of August 24, 2009 (the “First Supplemental Indenture”), the second supplemental indenture, dated as of May 7, 2010 (the “Second Supplemental Indenture”), and the third supplemental indenture, dated as of October 2, 2012 (the “Third Supplemental Indenture”). Pursuant to the Fourth Supplemental Indenture, the Company has provided a full and unconditional guarantee of Actavis, Inc.’s obligations under its $450.0 million 5.000% senior notes due August 15, 2014, (the “2014 Notes”), its $400.0 million 6.125% senior notes due August 15, 2019 (the “2019 Notes”), its $1,200.0 million 1.875% senior notes due October 1, 2017 (the “2017 Notes”), its $1,700.0 million 3.250% senior notes due October 1, 2022 (the “2022 Notes”) and its $1,000.0 million 4.625% Senior Notes due October 1, 2042 (the “2042 Notes”, and together with the 2014 Notes, the 2019 Notes, the 2017 Notes and the 2022 Notes, the “Notes”).

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

The fair value of the Company’s outstanding WC Notes ($1,250.0 million face value), as determined in accordance with ASC Topic 820 “Fair Value Measurement” (“ASC 820”) under Level 2 based upon quoted prices for similar items in active markets, was $1,336.0 million and $1,357.4 million as of March 31, 2014 and December 31, 2013, respectively.

2012 Notes Issuance

On October 2, 2012, Actavis, Inc., issued the 2017 Notes, the 2022 Notes, and the 2042 Notes (collectively the “2012 Senior Notes”). Interest payments are due on the 2012 Senior Notes semi-annually in arrears on April 1 and October 1 beginning April 1, 2013. Net proceeds from the offering of the 2012 Senior Notes were used for the Actavis Group Acquisition. The fair value of the Company’s outstanding 2012 Senior Notes ($3,900.0 million face value), as determined in accordance with ASC 820 under Level 2 based upon quoted prices for similar items in active markets, was $3,779.0 million and $3,683.2 million as of March 31, 2014 and December 31, 2013, respectively.

2009 Notes Issuance

On August 24, 2009, Actavis, Inc. issued the 2014 Notes and the 2019 Notes (collectively the “2009 Senior Notes”). Interest payments are due on the 2009 Senior Notes semi-annually in arrears on February 15 and August 15, respectively, beginning February 15, 2010. Net proceeds from the offering of 2009 Senior Notes were used to repay certain debt with the remaining net proceeds being used to fund a portion of the cash consideration for the Arrow Group (acquired on December 2, 2009, in exchange for cash consideration of $1.05 billion, approximately 16.9 million shares of the Company’s Restricted Ordinary Shares and 200,000 shares of the Company’s Mandatorily Redeemable Preferred Stock and certain contingent consideration (the “Arrow Group Acquisition”). The 2014 Notes, which had an outstanding principal balance of $450.0 million and which were fully and unconditionally guaranteed by us, were redeemed on November 5, 2013 at a redemption price equal to $465.6 million, which resulted in a cash expense of $15.6 million in the fourth quarter of 2013. The fair value of the Company’s outstanding 2009 Senior Notes ($400.0 million face value), as determined in accordance with ASC 820 under Level 2 based upon quoted prices for similar items in active markets, was $461.1 million and $460.9 million as of March 31, 2014 and December 31, 2013, respectively.

Annual Debt Maturities

As of March 31, 2014, annual debt maturities were as follows (in millions):

Total Payments
2014 (remaining)	$179.0
2015	238.7
2016	1,163.7
2017	2,166.4
2018	1,785.3
2019 and after	3,100.0

8,633.1

Capital Leases	20.3
Unamortized Premium	98.4
Unamortized Discount	(31.3)

Total Indebtedness and Capital Leases	$8,720.5

Amounts represent total anticipated cash payments assuming scheduled repayments under the WC Term Loan Agreement, the ACT Term Loan Agreement and maturities of the Company’s existing notes.

NOTE 11 — Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in millions):

	March 31, 2014	December 31, 2013
Acquisition related contingent consideration liabilities	$216.0	$180.9
Long-term pension liability	45.4	48.5
Long-term severance liabilities	18.4	27.4
Litigation-related reserves	24.2	24.3
Other long-term liabilities	42.0	45.1

Total other long-term liabilities	$346.0	$326.2

NOTE 12 — Income Taxes

The Company’s effective tax rate for the quarter ended March 31, 2014 was 31.5% compared to (37.5)% for the quarter ended March 31, 2013. The effective tax rate for the quarter ended March 31, 2014 was impacted by income earned in jurisdictions with tax rates lower than the U.S. federal tax rate, offset by losses in certain non-U.S. jurisdictions for which no tax benefit is provided and the amortization of intangibles and inventory being tax benefited at a lower rate than the U.S. federal tax rate. Additionally, the tax provision included a benefit of $9.7 million related to certain changes to the Company’s uncertain tax positions. The effective tax rate for the quarter ended March 31, 2013 was impacted by certain non-deductible pre-tax expenses including a charge for consideration due to the former Actavis Group stakeholders of $150.3 million. This was partially offset by non-taxable pre-tax income of $15.0 million related to the Arrow Acquisition.

The Company conducts business globally and, as a result, it files U.S. federal, state, and non-U.S. tax returns. The Company strives to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at any time. While the Company believes it has appropriately accrued for open tax matters, the final outcome with a tax authority may result in a tax liability that is more or less than that reflected in the consolidated financial statements. Furthermore, the Company may later decide to challenge any assessments, if made, and may exercise its right to appeal. The uncertain tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues, and issuance of new legislation, regulations, or case law. Management believes that appropriate amounts of tax and related penalty and interest have been provided for any adjustments that may result from these uncertain tax positions.

With few exceptions, the Company is no longer subject to U.S. federal, state, or non-U.S. income tax examinations for years before 2008. For the Company’s 2008-2009 tax years, the IRS has agreed on all issues except the timing of the deductibility of certain litigation costs. The IRS has begun the examination of the Company’s 2010-2011 tax years in the second quarter of 2013. Additionally, the IRS is examining the 2009-2011 tax returns for Actavis’ pre-acquisition U.S. business.

During the first quarter of 2014, the Company settled Warner Chilcott’s U.S. federal tax audit for the 2008-2009 tax years with the IRS. Further, the IRS has indicated that it will commence an audit of the 2010-2011 tax years in the second quarter of 2014. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company has accrued for amounts it believes are the likely outcomes at this time.

NOTE 13 — Shareholders’ Equity

A summary of the changes in shareholders’ equity for the quarter ended March 31, 2014 consisted of the following (in millions):

Shareholders’ equity as of December 31, 2013	$9,532.1
Ordinary shares issued under employee plans	6.4
Increase in additional paid-in-capital for share-based compensation plans	16.7
Net income attributable to common shareholders	96.5
Other comprehensive (loss)	(6.8)
Excess tax benefit from employee stock plans	36.8
Repurchase of ordinary shares	(57.0)

Shareholders’ equity as of March 31, 2014	$9,624.7

Accumulated Other Comprehensive Income / (Loss)

For most of the Company’s international operations, the local currency has been determined to be the functional currency. The results of its non-U.S. dollar based operations are translated to U.S. dollars at the average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing rate of exchange at the date of the equity transaction. Translation adjustments are reflected in shareholders’ equity and are included as a component of other comprehensive income / (loss). The effects of converting non-functional currency assets and liabilities into the functional currency are recorded as general and administrative expenses in the consolidated statements of operations.

The movements in accumulated other comprehensive income for the quarter ended March 31, 2014 were as follows (in millions):

	Foreign Currency Translation Items	Unrealized gains/ (losses) net of tax	Total Accumulated Other Comprehensive Income / (Loss)
Balance as of December 31, 2013	$85.1	$5.4	$90.5
Other comprehensive (loss)/income before reclassifications into general and administrative	(7.5)	0.7	(6.8)
Amounts reclassified from accumulated other comprehensive income into general and administrative	—	—	—

Total other comprehensive (loss)/income	(7.5)	0.7	(6.8)

Balance as of March 31, 2014	$77.6	$6.1	$83.7

The movements in accumulated other comprehensive income / (loss) for the quarter ended March 31, 2013 were as follows (in millions):

	Foreign Currency Translation Items	Unrealized gains/ (losses) net of tax	Total Accumulated Other Comprehensive Income / (Loss)
Balance as of December 31, 2012	$36.7	$0.1	$36.8
Other comprehensive (loss) before reclassifications into general and administrative	(128.5)	—	(128.5)
Amounts reclassified from accumulated other comprehensive (loss) into general and administrative	—	—	—

Total other comprehensive (loss)	(128.5)	—	(128.5)

Balance as of March 31, 2013	$(91.8)	$0.1	$(91.7)

NOTE 14 — Derivative Instruments and Hedging Activities

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

Foreign Currency Forward Contracts

As a result of the acquisition of the Actavis Group on October 31, 2012, the Company’s exposure to foreign exchange fluctuations has increased. The Company has entered into foreign currency forward contracts to mitigate volatility in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward contracts outstanding at March 31, 2014 have settlement dates within 12 months. The effect of the derivative contracts was zero and a gain of $0.3 million for the quarters ended March 31, 2014 and 2013, respectively, and was recognized in other income (expense). The forward contracts are classified in the consolidated balance sheet in prepaid expenses and other assets or accounts payable and accrued expenses, as applicable.

The foreign currency forward contracts to buy Euros and sell Russian Rubles at March 31, 2014 were as follows (in millions):

	Notional Amount
Foreign Currency	Buy	Sell
Russian Ruble	€—	€18.6

	€—	€18.6

NOTE 15 — Fair Value Measurement

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

Assets and liabilities measured at fair value or disclosed at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 consisted of the following (in millions):

	Fair Value Measurements as at March 31, 2014 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$2.5	$2.5	$—	$—

Total assets	2.5	2.5	—	—

Liabilities:
Contingent consideration	249.2	—	—	249.2

Total liabilities	$249.2	$—	$—	$249.2

	Fair Value Measurements as at December 31, 2013 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$2.5	$2.5	$—	$—
Foreign exchange forward contracts	0.3	—	0.3	—

Total assets	2.8	2.5	0.3	—

Liabilities:
Contingent consideration	214.7	6.9	—	207.8

Total liabilities	$214.7	$6.9	$—	$207.8

Marketable securities and investments consist of available-for-sale investments in U.S. treasury and agency securities and publicly traded equity securities for which market prices are readily available. Unrealized gains or losses on marketable securities and investments are recorded in accumulated other comprehensive income.

The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs and is based on a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on our own assumptions. Changes in the fair value of the contingent consideration obligations are recorded in our consolidated statement of operations. For the quarter ended March 31, 2014, charges of $0.3 million and $7.3 million have been included in cost of sales and R&D, respectively. For the quarter ended March 31, 2013, charges of $0.4 million have been included in cost of sales in the accompanying consolidated statement of operations.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ended March 31, 2014 and 2013 (in millions):

	Balance at December 31, 2013	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments	Foreign currency translation	Balance at March 31, 2014
Liabilities:
Contingent consideration obligations	$207.8	$—	$49.2	$(7.0)	$(0.8)	$249.2

	Balance at December 31, 2012	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments	Foreign currency translation	Balance at March 31, 2013
Liabilities:
Contingent consideration obligations	$363.1	$(335.8)	$37.4	$0.4	$(2.5)	$62.6

During the quarter ended March 31, 2014, the Company recorded additional contingent consideration of $50.3 million in connection with the acquisition of metronidazole 1.3% vaginal gel antibiotic from Valeant. During the quarter ended March 31, 2013, the Company transferred to level 1 the contingent obligation for the Actavis Group earn-out ($335.8 million). The Company recorded additional contingent consideration of $43.4 million in connection with the Uteron Acquisition offset, in part, by contingent payments made to the Arrow Group selling shareholders based on the after-tax gross profits on sales of atorvastatin within the U.S.

NOTE 16 — Business Restructuring Charges

During 2013 and the quarter ended March 31, 2014 activity related to our business restructuring and facility rationalization activities primarily related to the cost optimization initiatives in conjunction with the Warner Chilcott and Actavis Acquisitions as well as optimization of our operating cost structure through our global supply chain initiative (“GSCI”). Restructuring activities for the quarter ended March 31, 2014 as follows (in millions):

	Accrual Balance at December 31, 2013	Charged to Expense	Cash Payments	Non-cash Adjustments	Accrual Balance at March 31, 2014
Cost of sales
Severance and retention	$24.9	$0.9	$(6.9)	$0.1	$19.0
Product transfer costs	0.4	3.0	(3.0)	0.2	0.6
Facility decommission costs	5.3	0.5	(0.7)	—	5.1
Accelerated depreciation	—	7.5	—	(7.5)	—

	$30.6	$11.9	$(10.6)	$(7.2)	$24.7

Operating expenses
R&D	$1.4	$0.2	$(0.6)	$—	$1.0
Accelerated depreciation — R & D	—	0.9	—	(0.9)	—
Selling, general and administrative	84.7	5.7	(50.7)	0.2	39.9
Share-based compensation restructuring related to Warner Chilcott Acquisition	—	5.0	—	(5.0)	—
Accelerated depreciation — SG&A	—	1.1	—	(1.1)	—

	$86.1	$12.9	$(51.3)	$(6.8)	$40.9

Total	$116.7	$24.8	$(61.9)	$(14.0)	$65.6

During the quarters ended March 31, 2014 and 2013, the Company recognized restructuring charges of $24.8 million and $16.4 million, respectively.

NOTE 17 — Commitments and Contingencies

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued. As of March 31, 2014, the Company’s consolidated balance sheet includes accrued loss contingencies of approximately $230.0 million.

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

Antitrust Litigation

Actos® Litigation. On December 31, 2013 two putative class actions were filed in the federal district court (United Food and Commercial Workers Local 1776 & Participating Employers Health and Welfare Fund v. Takeda Pharmaceutical Co. Ltc. Et al., S.D.N.Y. Civ. No. 13-9244 and Crosby Tugs LLC v. Takeda Pharmaceuticals Co. Ltd., et al., S.D.N.Y. Civ. No. 13-9250) against Actavis plc and certain of its affiliates alleging that Watson’s 2010 patent lawsuit settlement with Takeda Pharmaceutical, Co. Ltd. related to Actos® (pioglitazone hydrochloride and metformin “Actos®”) is unlawful. Several additional complaints have been filed (Fraternal Order of Police, Fort Lauderdale Lodge 31, Insurance Trust Fund v. Takeda Pharmaceutical Co. Ltd., et al., S.D.N.Y. Civ. No. 14-0116; International Union of Operating Engineers Local 132 Health & Welfare Fund v. Takeda Pharmaceutical Co. Ltd., et al., S.D.N.Y. Civ. No. 14-0644; A.F. of L. – A.G.C. Building Trades Welfare Plan v. Takeda Pharmaceutical Co. Ltd., et al., S.D.N.Y. Civ. No. 14-1493; NECA-IBEW Welfare Trust Fund v. Takeda Pharmaceutical Co. Ltd., et al., S.D.N.Y. Civ. No. 14-1661; Painters District Council No. 30 Health and Welfare Fund v. Takeda Pharmaceutical Co. Ltd., et al., N.D.Ill. Civ. No. 14-1601; City of Providence v. Takeda Pharmaceutical Co. Ltd., et al., D.R.I. Civ. No. 14-125; Minnesota and North Dakota Bricklayers and Allied Craftworkers Health Fund and Greater Metropolitan Hotel Employers-Employees Health and Welfare Fund v. Takeda Pharmaceutical Co. Ltd., et al., S.D.N.Y. Civ. No. 14-1691; Local 17 Hospitality Benefit Fund v. Takeda Pharmaceutical Co. Ltd., et al., S.D.N.Y. Civ. No. 14-1788; New England Electrical Workers Benefit Fund v. Takeda Pharmaceutical Co. Ltd., et al., S.D.N.Y. Civ. No. 14-2424; Plumbers & Pipefitters Local 178 Health & Welfare Trust Fund v. Takeda Pharmaceutical Co. Ltd., Civ. No. 14-2378; Dennis Kreish v. Takeda Pharmaceutical Co. Ltd., et al., Civ. No. 14-2137; Man-U Service Contract Trust Fund and Teamsters Union Local 115 Health & Welfare Fund v. Takeda Pharmaceutical Co. Ltd., et al., Civ. No. 14-2846). The Company anticipates additional claims or lawsuits based on the same or similar allegations may be filed. Prior to the filing of the Painters District Council and City of Providence complaints, plaintiffs in the cases pending in federal court in New York filed a consolidated class action complaint. Plaintiffs in the Painters District Council and City of Providence cases subsequently voluntarily dismissed their complaints in Illinois and Rhode Island, respectively, and refiled their complaints in the Southern District of New York where all the cases have been referred to the same judge. The complaints, each asserted on behalf of putative classes of indirect purchaser plaintiffs, generally allege an overall scheme that included Watson improperly delaying the launch of its generic version of Actos® in exchange for substantial payments from Takeda in violation of federal and state antitrust and consumer protection laws. The complaint seeks declaratory and injunctive relief and unspecified damages.

The Company believes that it has substantial meritorious defenses to the claims alleged. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Androgel® Litigation. On January 29, 2009, the U.S. Federal Trade Commission and the State of California filed a lawsuit in the United States District Court for the Central District of California (Federal Trade Commission, et. al. v. Watson Pharmaceuticals, Inc., et. al., USDC Case No. CV 09-00598) alleging that the September 2006 patent lawsuit settlement between Watson Pharmaceuticals, Inc. (“Watson” now known as Actavis, Inc.) and Solvay Pharmaceuticals, Inc. (“Solvay”), related to AndroGel® 1% (testosterone gel) CIII is unlawful. The complaint generally alleged that Watson improperly delayed its launch of a generic version of Androgel® in exchange for Solvay’s agreement to permit Watson to co-promote Androgel® for consideration in excess of the fair value of the services provided by Watson, in violation of federal and state antitrust and consumer protection laws. The complaint sought equitable relief and civil penalties. On February 2 and 3, 2009, three separate lawsuits alleging similar claims were filed in the United States District Court for the Central District of California by various private plaintiffs purporting to represent certain classes of similarly situated claimants (Meijer, Inc., et. al., v. Unimed Pharmaceuticals, Inc., et. al., USDC Case No. EDCV 09-0215); (Rochester Drug Co-Operative, Inc. v. Unimed Pharmaceuticals Inc., et. al., Case No. EDCV 09-0226); (Louisiana Wholesale Drug Co. Inc. v. Unimed Pharmaceuticals Inc., et. al, Case No. EDCV 09-0228). On April 8, 2009, the Court transferred the government and private cases to the United States District Court for the Northern District of Georgia. On April 21, 2009 the State of California voluntarily dismissed its lawsuit against Watson without prejudice. The Federal Trade Commission and the private plaintiffs in the Northern District of Georgia filed amended complaints on May 28, 2009. The private plaintiffs amended their complaints to include allegations concerning conduct before the U.S. Patent and Trademark Office, conduct in connection with the listing of Solvay’s patent in the FDA “Orange Book,” and sham litigation. Additional actions alleging similar claims have been filed in various courts by other private plaintiffs purporting to represent certain classes of similarly situated direct or indirect purchasers of Androgel® (Stephen L. LaFrance Pharm., Inc. d/b/a SAJ Dist. v. Unimed Pharms., Inc., et al., D. NJ Civ. No. 09-1507); (Fraternal Order of Police, Fort Lauderdale Lodge 31, Insurance Trust Fund v. Unimed Pharms. Inc., et al., D. NJ Civ. No. 09-1856); (Scurto v. Unimed Pharms., Inc., et al., D. NJ Civ. No. 09-1900); (United Food and Commercial Workers Unions and Employers Midwest Health Benefits Fund v. Unimed Pharms., Inc., et al., D. MN Civ. No. 09-1168); (Rite Aid Corp. et al. v. Unimed Pharms., Inc. et al., M.D. PA Civ. No. 09-1153); (Walgreen Co., et al. v. Unimed Pharms., LLC, et al., MD. PA Civ. No. 09-1240); (Supervalu, Inc. v. Unimed Pharms., LLC, et al, ND. GA Civ. No. 10-1024); (LeGrand v. Unimed Pharms., Inc., et al., ND. GA Civ. No. 10-2883); (Jabo’s Pharmacy Inc. v. Solvay Pharmaceuticals, Inc., et al., Cocke County, TN Circuit Court Case No. 31,837). On April 20, 2009, Watson was dismissed without prejudice from the Stephen L. LaFrance action pending in the District of New Jersey. On October 5, 2009, the Judicial Panel on Multidistrict Litigation transferred all actions then pending outside of the United States District Court for the Northern District of Georgia to that district for consolidated pre-trial proceedings (In re: AndroGel® Antitrust Litigation (No. II), MDL Docket No. 2084), and all currently-pending related actions are presently before that court. On February 22, 2010, the judge presiding over all the consolidated litigations related to Androgel® then pending in the United States District Court for the Northern District of Georgia granted Watson’s motions to dismiss the complaints, except the portion of the private plaintiffs’ complaints that include allegations concerning sham litigation. Final judgment in favor of the defendants was entered in the Federal Trade Commission’s action on April 21, 2010. On April 25, 2012, the Court of Appeals affirmed the dismissal. On June 17, 2013, the Supreme Court issued a decision, holding that the settlements between brand and generic drug companies which include a payment from the brand company to the generic competitor must be evaluated under a “rule of reason” standard of review and ordered the case remanded (the “Supreme Court Androgel Decision”). On July 20, 2010, the plaintiff in the Fraternal Order of Police action filed an amended complaint adding allegations concerning conduct before the U.S. Patent and Trademark Office, conduct in connection with the listing of Solvay’s patent in the FDA’s “Orange Book,” and sham litigation similar to the claims raised in the direct purchaser actions. On October 28, 2010, the judge presiding over MDL 2084 entered an order pursuant to which the LeGrand action, filed on September 10, 2010, was consolidated for pretrial purposes with the other indirect purchaser class action as part of MDL 2084 and made subject to the Court’s February 22, 2010 order on the motion to dismiss. In February 2012, the direct and indirect purchaser plaintiffs and the defendants filed cross-motions for summary judgment, and on June 22, 2012, the indirect purchaser plaintiffs, including Fraternal Order of Police, LeGrand and HealthNet, filed a motion for leave to amend and consolidate their complaints. On September 28, 2012, the district court granted summary judgment in favor of the defendants on all outstanding claims. The plaintiffs then appealed. On September 12 and 13, 2013, respectively, the indirect purchaser plaintiffs and direct purchaser plaintiffs filed motions with the district court, asking the court for an indicative ruling that it would vacate its final order on the parties’ summary judgment motions and conduct further proceedings in light of the Supreme Court Androgel Decision, should the Court of Appeals remand the case to the district court. On October 23, 2013, the district court granted the motions. The court of appeals recently remanded the case back to the district court which has granted plaintiffs relief under Rule 60(b) of the Federal Rules of Civil Procedure, vacating the ruling from which plaintiffs appealed. The remanded case is still in its early stages and the parties are working to determine the appropriate scope of additional discovery for both the class allegations and merits.

The Company believes it has substantial meritorious defenses and intends to defend itself vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Cipro® Litigation. Beginning in July 2000, a number of suits were filed against Watson and certain Company affiliates including The Rugby Group, Inc. (“Rugby”) in various state and federal courts alleging claims under various federal and state competition and consumer protection laws. Several plaintiffs have filed amended complaints and motions seeking class certification. Approximately 42 cases were filed against Watson, Rugby and other Company entities. Many of these actions have been dismissed. Actions remain pending in various state courts, including California, Kansas, Tennessee, and Florida. The actions generally allege that the defendants engaged in unlawful, anticompetitive conduct in connection with alleged agreements, entered into prior to Watson’s acquisition of Rugby from Sanofi Aventis (“Sanofi”), related to the development, manufacture and sale of the drug substance ciprofloxacin hydrochloride, the generic version of Bayer’s brand drug, Cipro®. The actions generally seek declaratory judgment, damages, injunctive relief, restitution and other relief on behalf of certain purported classes of individuals and other entities. The action pending in Kansas, which the court previously terminated administratively, has been reopened. Plaintiffs’ in that case moved for class certification on February 21, 2014; defendants’ opposition to the class certification motion is due May 23, 2014. There has been no action in the cases pending in Florida and Tennessee since 2003. In the action pending in the California Superior Court for the County of San Diego (In re: Cipro Cases I & II, JCCP Proceeding Nos. 4154 & 4220 ), on July 21, 2004, the California Court of Appeal ruled that the majority of the plaintiffs would be permitted to pursue their claims as a class. On August 31, 2009, the California Superior Court granted defendants’ motion for summary judgment, and final judgment was entered on September 24, 2009. On October 31, 2011, the California Court of Appeal affirmed the Superior Court’s judgment. On December 13, 2011, the plaintiffs filed a petition for review in the California Supreme Court. On February 15, 2012, the California Supreme Court granted review. On September 12, 2012, the California Supreme Court entered a stay of all proceedings in the case pending a decision from the United States Supreme Court in the Federal Trade Commission v. Actavis matter involving Androgel, described above. The California Supreme Court lifted the stay on June 26, 2013 following the ruling by the United States Supreme Court. Plaintiffs and Bayer recently announced that they have reached an agreement to settle the claims pending against Bayer. Plaintiffs are continuing to pursue claims against the generic defendants, including Watson and Rugby. The remaining parties submitted letter briefs to the court regarding the impact of the Supreme Court Androgel Decision. Response briefs were submitted on February 14, 2014. Amicus briefs were submitted on March 18, 2014 and the parties filed responses to such briefs on April 24, 2014.

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

Warner Chilcott and Mayne moved to dismiss the claims of Mylan, the direct purchasers, the indirect purchasers and the retailers. On November 21, 2012, the Federal Trade Commission filed with the court an amicus curiae brief supporting the plaintiffs’ theory of relief. On June 12, 2013, the court entered a denial, without prejudice, of Warner Chilcott and Mayne’s motions to dismiss. Discovery is ongoing in the consolidated cases. On November 13, 2013, Warner Chilcott and Mayne reached an agreement in principle to settle the claims of the Direct Purchaser Plaintiff class representatives for $15 million. On February 18, 2014 the court preliminarily approved the settlement and set a hearing for final approval on June 9, 2014. On April 18, 2014, Warner Chilcott and Mayne reached an agreement in principle to settle the claims of the opt-out direct purchasers for $10.9 million. The settlement remains subject to execution of definitive agreements and court approval. Indirect Purchasers Plaintiffs’ motion for class certification remains pending before the court, with no class having yet been certified. Warner Chilcott, Mylan and the class of indirect purchasers each filed motions for summary judgment on March 10, 2014. Trial in the remaining cases is scheduled to commence in June 2014.

The Company intends to vigorously defend its rights in the litigations. However, it is impossible to predict with certainty the outcome of any litigation, and the Company can offer no assurance as to when the lawsuits will be decided, whether the Company will be successful in its defense and whether any additional similar suits will be filed. The plaintiffs collectively seek approximately $1.2 billion in compensatory damages, which includes approximately $1.05 billion in purported damages of the Direct Purchaser Plaintiffs and opt-out direct purchaser plaintiffs with whom the company has settlements in principle. The Company believes these amounts are unfounded and without merit. However, any award of compensatory damages could be subject to trebling. If these claims are successful such claims could adversely affect the Company and could have a material adverse effect on the Company’s business, financial condition, results of operation and cash flows.

Lidoderm® Litigation. On November 8, 2013, a putative class action was filed in the federal district court (Drogueria Betances, Inc. v. Endo Pharmaceuticals, Inc., et al., E.D.Pa. Civ. No. 13-06542) against Actavis, Inc. and certain of its affiliates alleging that Watson’s 2012 patent lawsuit settlement with Endo Pharmaceuticals, Inc. related to Lidoderm® (lidocaine transdermal patches, “Lidoderm®”) is unlawful. The complaint, asserted on behalf of putative classes of direct purchaser plaintiffs, generally alleges that Watson improperly delayed launching generic versions of Lidoderm® in exchange for substantial payments from Endo Pharmaceuticals in violation of federal and state antitrust and consumer protection laws. The complaint seeks declaratory and injunctive relief and damages. Additional lawsuits contain similar allegations have followed on behalf of putative classes of direct purchasers (Rochester Drug Cooperative, Inc. v. Endo Pharmaceuticals,

Inc., et al., E.D.Pa. Civ. No. 13-7217; American Sales Co. LLC, v. Endo Pharmaceuticals, Inc., et al., M.D.Tenn. Civ. No. 14-0022; Cesar Castillo, Inc. v. Endo Pharmaceuticals, Inc., et al., M.D.Tenn. Civ. No. 14-0569) and suits filed on behalf of a putative class of end-payer plaintiffs (United Food and Commercial Workers Local 1776 & Participating Employers Health and Welfare Fund v.Teikoku Pharma USA, Inc., et al., N.D.Cal. Civ. No. 13-5257; Fraternal Order of Police, Fort Lauderdale Lodge 31, Insurance Trust Fund v. Teikoku Pharma USA, Inc., et al., N.D.Cal. Civ. No. 13-5280; City of Providence v. Teikoku Pharma USA, Inc., et al., D.R.I. Civ. No. 13-771; Greater Metropolitan Hotel Employers – Employees Health and Welfare Fund v. Endo Pharmaceuticals, Inc., et al., D.Minn. Civ. No. 13-3399; Pirelli Armstrong Retiree Medical Benefits Trust v. Teikoku Pharma USA, Inc., et al., M.D.Tenn. Civ. No. 13-1378; Plumbers and Pipefitters Local 178 Health and Welfare Trust Fund v. Teikoku Pharma USA, Inc., et al., N.D.Cal. Civ. No. 13-5938; Philadelphia Federation of Teachers Health and Welfare Fund v. Endo Pharmaceuticals, Inc., et al., E.D.Pa. Civ. No. 14-0057; International Association of Fire Fighters Local 22 Health & Welfare Fund v. Endo Pharmaceuticals, Inc., et al., E.D.Pa. Civ. No. 14-0092; Painters District Council No. 30 Health and Welfare Fund v. Teikoku Pharma USA, Inc., et al., C.D.Cal. Civ. No. 14-0289; Local 17 Hospitality Benefit Fund v. Endo Pharmaceuticals, Inc., et al., N.D.Cal. Civ. No. 14-0503; Teamsters Local Union 115 Health and Welfare Fund v. Endo Pharmaceuticals, Inc., et al., E.D.Pa. Civ. No. 14-0772; Roller v. Endo Pharmaceuticals, Inc., et al., N.D.Cal. Civ. No. 14-0792; Welfare Plan of the International Union of Operation Engineers Locals 137, 137A, 137B, 137C, 137R v. Endo Pharmaceuticals, Inc., et al., M.D.Tenn. Civ. No. 13-1378; NECA-IBEW Welfare Trust v. Endo Pharmaceuticals, Inc., et al., N.D.Cal. Civ. No. 14-1141; Allied Services Division Welfare Fund v. Endo Pharmaceuticals USA Inc., et al., E.D.Pa. Civ. No. 14-1548; Irene Kampanis v. Endo Pharmaceuticals, Inc., et al., E.D.Pa. Civ. No. 14-1562). The Company anticipates additional claims or lawsuits based on the same or similar allegations may be filed. On December 23, 2013, plaintiffs in the United Food and Commercial Workers action filed a motion with the JPML to have all the Lidoderm® antitrust cases consolidated in the Northern District of California. Plaintiffs in several of the other actions filed objections and argued for consolidation in districts where their suits were filed. The motion was heard by the JPML at a hearing on March 27, 2014 and on April 3, 2014 the JPML consolidated the cases in the Northern District of California. (In re Lidoderm Antitrust Litigation, N.D. Cal., MDL No. 14-2521). An initial case conference is scheduled for May 9, 2014.

The Company believes it has substantial meritorious defenses and intends to defend itself vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Loestrin® 24 Litigation. On April 5, 2013, two putative class actions were filed in the federal district court (New York Hotel Trades Council & Hotel Assoc. of New York City, Inc. Health Benefits Fund v. Warner Chilcott Pub. Ltd. Co., et al., D.N.J., Civ. No. 13-02178, and United Food and Commercial Workers Local 1776 & Participating Employers Health and Welfare Fund v. Warner Chilcott (US), LLC, et al., E.D.Pa., No. 13-01807) against Actavis, Inc. and certain affiliates alleging that Watson’s 2009 patent lawsuit settlement with Warner Chilcott related to Loestrin® 24 Fe (norethindrone acetate/ethinyl estradiol tablets and ferrous fumarate tablets, “Loestrin® 24”) is unlawful. The complaints, both asserted on behalf of putative classes of end-payors, generally allege that Watson and another generic manufacturer improperly delayed launching generic versions of Loestrin® 24 in exchange for substantial payments from Warner Chilcott, which at the time was an unrelated company, in violation of federal and state antitrust and consumer protection laws. The complaints each seek declaratory and injunctive relief and damages. On April 15, 2013, the plaintiff in New York Hotel Trades withdrew its complaint and, on April 16, 2013, refiled it in the federal court for the Eastern District of Pennsylvania (New York Hotel Trades Council & Hotel Assoc. of New York City, Inc. Health Benefits Fund v. Warner Chilcott Public Ltd. Co., et al., E.D.Pa., Civ. No. 13-02000). Additional complaints have been filed by different plaintiffs seeking to represent the same putative class of end-payors (A.F. of L. – A.G.C. Building Trades Welfare Plan v. Warner Chilcott, et al., D.N.J. 13-02456, Fraternal Order of Police, Fort Lauderdale Lodge 31, Insurance Trust Fund v. Warner Chilcott Public Ltd. Co., et al., E.D.Pa. Civ. No. 13-02014). Electrical Workers 242 and 294 Health & Welfare Fund v. Warner Chilcott Public Ltd. Co., et al., E.D.Pa. Civ. No. 13-2862 and City of Providence v. Warner Chilcott Public Ltd. Co., et al., D.R.I. Civ. No. 13-307). The Company anticipates additional claims or lawsuits based on the same or similar allegations may be filed. In addition to the end-payor suits, two lawsuits have been filed on behalf of a class of direct payors (American Sales Company, LLC v. Warner Chilcott Public Ltd., Co. et al., D.R.I. Civ. No. 12-347 and Rochester Drug Co-Operative Inc., v. Warner Chilcott (US), LLC, et al., E.D.Pa. Civ. No. 13-133476). On June 18, 2013, defendants filed a motion with the Judicial Panel on Multidistrict Litigation

(“JPML”) to consolidate these cases in one federal district court. After a hearing on September 26, 2013, the JPML issued an order conditionally transferring all related Loestrin® 24 cases to the federal court for the District of Rhode Island. (In re Loestrin 24 Fe Antitrust Litigation, D.R.I. MDL No. 13-2472). A preliminary hearing was held on November 4, 2013 after which an amended, consolidated complaint was filed on December 6, 2013. On February 6, 2014, the Company filed a motion to dismiss the direct and indirect purchaser plaintiffs’ complaints. Plaintiffs’ filed oppositions to the motion on March 24, 2014 and the Company filed its responses on April 23, 2014. On February 25, 2014, a group of opt-out direct purchasers filed a complaint based on the same or similar allegations asserted by the direct and indirect purchaser plaintiffs. The Company will have forty-five days after the court rules on the pending motions to dismiss the direct and indirect purchaser plaintiffs’ complaints to respond to the opt-out plaintiffs’ complaint. The consolidated case is still in its early stages and discovery has not yet begun on either the class allegations or merits. The Company anticipates additional claims or lawsuits based on the same or similar allegations.

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

Commercial Litigation

Columbia Laboratories, Inc. Securities Litigation. On June 8, 2012, Watson and certain of its officers were named as defendants in a consolidated amended class action complaint filed in the United States District Court for the District of New Jersey (In re: Columbia Laboratories, Inc. Securities Litigation, Case No. CV 12-614) by a putative class of Columbia Laboratories’ stock purchasers. The amended complaint generally alleges that between December 6, 2010 and January 20, 2012, Watson and certain of its officers, as well as Columbia Laboratories and certain of its officers, made false and misleading statements regarding the likelihood of Columbia Laboratories obtaining FDA approval of Prochieve® progesterone gel, Columbia Laboratories’ developmental drug for prevention of preterm birth. Watson licensed the rights to Prochieve® from Columbia Laboratories in July 2010. The amended complaint further alleges that the defendants failed to disclose material information concerning the statistical analysis of the clinical studies performed by Columbia Laboratories in connection with its pursuit of FDA approval of Prochieve®. The complaint seeks unspecified damages. On August 14, 2012, the defendants filed a motion to dismiss all of the claims in the amended complaint, which the court granted on June 11, 2013. Plaintiffs filed a second amended complaint on July 11, 2013. Defendants filed motions to dismiss the second amended complaint on August 9, 2013. On October 21, 2013, the court granted the motion to dismiss the second amended complaint. In ruling on the motion to dismiss, the court also ruled that if the plaintiffs seek to further amend the complaint, they must file a motion within thirty days seeking permission to do so. On December 20, 2013, plaintiffs filed a notice of appeal on the district court’s motion to dismiss ruling and filed their opening appellate brief on March 20, 2014. Respondents’ briefs in the appeal were filed on April 9, 2014. The oral argument on the appeal will be held in July 2014. The Company believes it has substantial meritorious defenses and it intends to defend itself vigorously. Additionally, the Company maintains insurance to provide coverage for the claims alleged in the action. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. The action, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Forest Laboratories, Inc. Securities Litigation. On February 21, 2014, Actavis plc and certain of its subsidiaries were named as defendants in a class action complaint filed in state court in New York (Paul Rosenberg v. Forest Laboratories Inc., et al., Supreme Court of the State of New York, Case

No. 650625/2014) by a putative class of Forest Laboratories, Inc. shareholders. The complaint alleges generally that the Forest Laboratories board members breached their fiduciary duties in pursuit of a sale of the company at an unfair price and through an unfair process. The complaints allege that the Actavis defendants aided and abetted the fiduciary duty breaches. The complaints seek injunctive relief to enjoin the transaction from being consummated. Since the original suit was filed, several additional actions, each making the same basic claims and seeking the same injunctive relief, have been filed. (Elenor Turberg v. Forest Laboratories, Inc., et al., Supreme Court of the State of New York, Case No. 650579/2014; Vladimir Gusinsky Revocable Trust v. Forest Laboratories Inc., et al., Supreme Court of the State of New York, Case No. 650588/2014; Bernice Katz v. Forest Laboratories Inc., et al., Supreme Court of the State of New York, Case No. 650601/2014; Andrew Bailis v. Forest Laboratories Inc., et al., Supreme Court of the State of New York, Case No. 650791/2014; Booth Family Trust v. Forest Laboratories, Inc., et al., Delaware Court of Chancery, Case No. 9396-VCP; Ian Alan Holder v. Forest Laboratories, Inc., et al. , Delaware Court of Chancery, Case No. 9400-VCP; Samuel David Scher v. Forest Laboratories, Inc., et al., Delaware Court of Chancery, Case No. 9401-VCP; Sandra Missakian v. Forest Laboratories, Inc., et al., Delaware Court of Chancery, Case No. 9407-VCP). These litigations are still in their early stages and discovery has not yet begun. The Company anticipates additional claims or lawsuits based on the same or similar allegations may be filed. The Company believes it has substantial meritorious defenses to the claims alleged. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

On May 1, 2012, an additional action under the TCPA was filed by Physicians Healthsource, Inc., purportedly on behalf of the “end users of the fax numbers in the United States but outside Missouri to which faxes advertising pharmaceutical products for sale by Anda were sent.” (Physicians Healthsource Inc. v. Anda Inc. S.D. Fla., Civ. No. 12-60798). On July 10, 2012, Anda filed its answer and affirmative defenses. The parties have filed a joint motion to stay the action pending the resolution of the FCC Petition and the FCC’s recently filed Public Notice, described below. On April 17, 2014, the court lifted the stay but has not yet issued a revised scheduling order.

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

In a related matter, on November 30, 2010, Anda filed a petition with the FCC, asking the FCC to clarify the statutory basis for its regulation requiring “opt-out” language on faxes sent with express permission of the recipient (the “FCC Petition”). On May 2, 2012, the Consumer & Governmental Affairs Bureau of the FCC dismissed the FCC Petition. On May 14, 2012, Anda filed an application for review of the Bureau’s dismissal by the full Commission, requesting the FCC to vacate the dismissal and grant the relief sought in the FCC Petition. The FCC has not ruled on the application for review. On January 31, 2014, the FCC issued a Public Notice seeking comment on several more recently-filed petitions, all similar to the one Anda filed in 2010. Anda was one of several parties that submitted comments on the Public Notice. Anda believes it has substantial meritorious defenses to the putative class actions brought under the TCPA, and intends to defend the actions vigorously. However, these actions, if successful, could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Mezzion Declaratory Judgment Action. On April 8, 2014, Warner Chilcott Company, LLC filed a declaratory judgment action against Mezzion Pharma Co. Ltd. (“Mezzion”), a Korean pharmaceutical company formerly known as Dong-A PharmaTech Co. Ltd. (Warner Chilcott Company, LLC v. Mezzion Pharma Co. Ltd., N.Y. Sup. Ct., Case No. 14-651094). The suit was filed to protect Warner Chilcott Company, LLC’s rights and interests under an exclusive license and distribution agreement, involving Mezzion’s product udenafil that is used to treat erectile dysfunction and benign prostate hyperplasia. The parties first executed the agreement in 2008 and later amended it 2010. On February 14, 2014, Mezzion sent a notice a breach letter to Warner Chilcott Company, LLC alleging that Warner Chilcott had failed to use commercially reasonable efforts to develop and commercialize the product for the U.S. and Canadian markets. In its notice letter, Mezzion threatened to terminate the exclusive license and distribution agreement as a result of Warner Chilcott’s purported breaches. Warner Chilcott believes that it has not breached the agreement and will prevail in the declaratory judgment action. Mezzion has not yet responded to the complaint. The Company intends to pursue this action vigorously. However, this action, if unsuccessful, could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

West Virginia Prescription Drug Abuse Litigation. On June 26, 2012, the State of West Virginia filed a lawsuit against multiple distributors of prescription drugs, including Anda, Inc., a subsidiary of the Company (State of West Virginia v. Amerisourcebergen Drug Corporation, et. al., Boone County Circuit Court Civil Case No. 12-C-141). The complaint generally alleges that the defendants distributed prescription drugs in West Virginia in violation of state statutes, regulation and common law. The complaint seeks injunctive relief and unspecified damages and penalties. On July 26, 2012, a co-defendant removed the case to the federal court for the Southern District of West Virginia. On March 27, 2013, the court granted plaintiff’s motion to remand the case to state court. On January 3, 2014, plaintiff filed an amended complaint which the defendants moved to dismiss on February 14, 2014. The case is in its preliminary stages and the Company believes it has substantial meritorious defenses to the claims alleged. However, an adverse determination in the case could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Pursuant to the agreement, the Company hired an independent expert to conduct inspections of the Corona facility at least once each year. In February 2014 the independent expert concluded its most recent inspection of the Corona facility. At the conclusion of the inspection, the independent expert reported its opinion to the FDA that, based on the findings of the audit of the facility, the FDA’s applicable cGMP requirements, applicable FDA regulatory guidance, and the collective knowledge, education, qualifications and experience of the expert’s auditors and reviewers, the systems at the Corona facility audited and evaluated by the expert are in compliance with the FDA’s cGMP regulations. However, the FDA is not required to accept or agree with the independent expert’s opinion. The FDA has conducted periodic inspections of the Corona facility since the entry of the consent decree, and concluded its most recent general cGMP inspection in April 2014. At the conclusion of the inspection, the FDA inspectors issued a Form 483 to the facility identifying certain observations concerning the instances where the facility failed to follow cGMP regulations. The facility intends to respond to the Form 483 observations. If in the future, the FDA determines that, with respect to its Corona facility, the Company has failed to comply with the consent decree or FDA regulations, including cGMPs, or has failed to adequately address the FDA’s inspectional observations, the consent decree allows the FDA to order a variety of actions to remedy the deficiencies. These actions could include ceasing manufacturing and related operations at the Corona facility, and recalling affected products. Such actions, if taken by the FDA, could have a material adverse effect on the Company, its results of operations, financial position and cash flows.

Patent Litigation

Patent Enforcement Matters

Actonel Once-a-Month. In August 2008, December 2008 and January 2009, Procter & Gamble’s global branded pharmaceutical business (“PGP”) and Hoffman-La Roche Inc. (“Roche”) received Paragraph IV certification notice letters from Teva Pharmaceutical Industries, Ltd. (together with its subsidiaries “Teva”), Sun Pharma Global, Inc. (“Sun”) and Apotex Inc. and Apotex Corp. (together “Apotex”), respectively, indicating that each such company had submitted to the FDA an Abbreviated New Drug Application (“ANDA”) seeking approval to manufacture and sell generic versions of the Actonel® 150 mg product (“Actonel® OaM”). The notice letters contended that Roche’s U.S. Patent No. 7,192,938 (the “‘938 Patent”), a method patent expiring in November 2023 (including a 6-month pediatric extension of regulatory exclusivity) which Roche licensed to PGP with respect to Actonel® OaM, was invalid, unenforceable or not infringed. PGP and Roche filed patent infringement suits against Teva in September 2008 (Procter & Gamble Co. et al. v. Teva Pharms. USA, Inc., Case No. 08-cv-627), Sun in January 2009 (Procter & Gamble Co. et al. v. Sun Pharma Global, Inc., Case No. 09-cv-061) and Apotex in March 2009 (Procter & Gamble Co. et al. v. Apotex Inc. et al., Case No. 09-cv-143) in the U.S. District Court for the District of Delaware charging each with infringement of the ‘938 Patent. The lawsuits resulted in a stay of FDA approval of each defendant’s ANDA for 30 months from the date of PGP’s and Roche’s receipt of notice, subject to the prior resolution of the matters before the court. The stay of approval of each of Teva’s, Sun’s and Apotex’s ANDAs has expired, and the FDA has tentatively approved Teva’s ANDA with respect to Actonel® OaM. However, none of the defendants challenged the validity of the underlying U.S. Patent No. 5,583,122 (the “‘122 Patent”), which covers all of the Actonel® products, including Actonel® OaM, and does not expire until June 2014 (including a 6-month pediatric extension of regulatory exclusivity). As a result, the Company does not believe that any of the defendants will be permitted to market their proposed generic versions of Actonel® OaM prior to June 2014.

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

Warner Chilcott and Roche’s actions against Teva, Apotex, Sun and Mylan for infringement of the ‘938 Patent and the ‘634 Patent arising from each such party’s proposed generic version of Actonel® OaM were consolidated for all pretrial purposes (in Case No. 08-cv-627), and a consolidated trial for those suits was previously expected to be held in July 2012. Following an adverse ruling in Roche’s separate ongoing patent infringement suit before the U.S. District Court for the District of New Jersey relating to its Boniva® product, in which the court held that claims of the ‘634 Patent covering a monthly dosing regimen using ibandronate were invalid as obvious, Teva, Apotex, Sun and Mylan filed a motion for summary judgment in Warner Chilcott’s Actonel® OaM patent infringement litigation. In the motion, the defendants sought to invalidate the asserted claims of the ‘938 Patent and ‘634 Patent, which cover a monthly dosing regimen using risedronate, on similar grounds. The previously scheduled trial has been postponed pending resolution of the new summary judgment motion. A hearing on Teva, Apotex, Sun and Mylan’s motions for summary judgment of invalidity and a separate motion by Warner Chilcott and Roche for summary judgment of infringement took place on December 14, 2012. On March 28, 2014, the district court granted the defendants’ motions for summary judgment that the ‘938 and ‘634 patents are invalid. Warner Chilcott and Roche intend to appeal the district court’s decision, and on April 25, 2014, Warner Chilcott and Roche filed a notice of appeal.

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

v. Teva Pharms. USA, Inc. et al., Case No. 11-cv-6936) and against Ranbaxy in April 2012 (Warner Chilcott Co., LLC et al. v.Ranbaxy, Inc. et al., Case No. 12-cv-2474) in the U.S. District Court for the District of New Jersey charging each with infringement of the ‘459 Patent and ‘460 Patent. On August 21, 2012, the United States Patent and Trademark Office issued to the Company U.S. Patent No. 8,246,989 (the “‘989 Patent”), a formulation patent expiring in January 2026. The Company listed the ‘989 Patent in the FDA’s Orange Book, each of Actavis, Teva and Ranbaxy amended its Paragraph IV certification notice letter to contend that the ‘989 Patent is invalid and/or not infringed, and Warner Chilcott amended its complaints against Actavis, Teva and Ranbaxy to assert the ‘989 Patent. The lawsuits result in a stay of FDA approval of each defendant’s ANDA for 30 months from the date of Warner Chilcott’s receipt of such defendant’s original notice letter, subject to prior resolution of the matter before the court. The Company does not believe that the amendment of its complaints against Actavis, Teva and Ranbaxy to assert the ‘989 Patent will result in any additional 30-month stay. In addition, none of the ANDA filers certified against the ‘122 Patent, which covers all of the Actonel® and Atelvia® products and expires in June 2014 (including a 6-month pediatric extension of regulatory exclusivity). On October 2, 2013, Actavis divested its ANDA to Amneal Pharmaceuticals. In September 2013, Warner Chilcott received a Paragraph IV certification notice letter from Impax Laboratories, Inc. indicating that it had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of Atelvia®. Warner Chilcott filed a lawsuit against Impax on October 23, 2013, asserting infringement of the ‘459, ‘460, and ‘989 patents. The lawsuit results in a stay of FDA approval of Impax’s ANDA for 30 months from the date of Warner Chilcott’s receipt of the notice letter, subject to prior resolution of the matter before the court. Impax has not been consolidated with the Teva, Amneal and Ranbaxy case. No trial date has been set in any action.

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

Generess® Fe. On November 22, 2011, Warner Chilcott Company sued Mylan Inc., Mylan Pharmaceuticals Inc. and Famy Care Ltd. in the United States District Court for the District of New Jersey, alleging that sales of norethindrone and ethinyl estradiol and ferrous fumarate tablets, a generic version of Warner Chilcott’s Generess® Fe tablets (which is exclusively licensed by Warner Chilcott), would infringe U.S. Patent No. 6,667,050 (the ‘050 patent) (Warner Chilcott Company LLC v. Mylan Inc., et al., Case No. 11cv6844). The complaint seeks injunctive relief. On December 12, 2011 Warner Chilcott sued Lupin Ltd. and Lupin Pharmaceuticals, Inc. in the United States District Court for the District of New Jersey, alleging that sales of Lupin’s generic version of Generess® Fe would infringe the ‘050 patent. (Warner Chilcott Company LLC v. Lupin Ltd., et al., Case No. 11cv7228). The complaint seeks injunctive relief. Warner Chilcott’s lawsuits against Mylan and Lupin have been consolidated and remain pending. Pursuant to the provisions of the Hatch-

Waxman Act, the FDA is precluded from granting final approval to the generic applicants until the earlier of thirty months after the generic applicant provided Warner Chilcott with notice of its abbreviated new drug application filing or the generic applicant prevails in the pending litigation. The trial concluded on February 21, 2014, and the court has not yet issued its decision. On April 15, 2014 Warner Chilcott reached an agreement with Mylan to settle their case. Under the terms of the settlement, Mylan may launch its ANDA product on April 1, 2015, or Mylan can launch an authorized generic version of Generess on October 1, 2015. The litigation against Lupin is still pending. On April 29, 2014, the district court ruled that the ‘050 patent is invalid. Warner Chilcott intends to appeal the decision. The Company believes Warner Chilcott has meritorious claims on appeal. However, if Lupin prevails in the pending litigation or launches a generic version of Generess® Fe before the pending litigation is finally resolved or April 1, 2015, it could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

In September 2013, Warner Chilcott received Paragraph IV certification notice letter from Mylan and Famy Care indicating that they had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of Warner Chilcott’s oral contraceptive, Lo Loestrin® Fe. The notice letter contends that Warner Chilcott’s ‘984 Patent, which covers Lo Loestrin® Fe and expires in 2029, is invalid and/or not infringed. Warner Chilcott filed a lawsuit against Mylan in October 2013 (Warner Chilcott Co., LLC v. Mylan Inc. et al., Case No. 13-cv-06560) in the U.S. District Court for the District of New Jersey charging Mylan and Famy Care with infringement of the ‘984 Patent. The complaint seeks injunctive relief. The lawsuit results in a stay of FDA approval of Mylan and Famy Care’s ANDA for 30 months from the date of Warner Chilcott’s receipt of the notice letter, subject to the prior resolution of the matter before the court. The Mylan/Famy Care case is not consolidated with the Lupin case and is currently pending in the district court.

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

Ibandronate Tablets (Generic version of Boniva®). On September 21, 2007, Hoffmann-La Roche Inc. sued Cobalt Laboratories, Inc. and Cobalt Pharmaceuticals Inc. (both of which were subsequently acquired by Watson in 2009) in the United States District Court for the District of New Jersey, alleging that sales of Ibandronate Tablets, a generic version of Hoffmann-La Roche’s Boniva® tablets, would infringe U.S. Patent Nos. 4,927,814 (the ‘814 Patent); 6,294,196 (the ‘196 Patent); and 7,192,938 (the ‘938 Patent) (Hoffmann-La Roche Inc. v. Cobalt Pharmaceuticals Inc., et. al., Case No. 07cv4540). The complaint sought damages and injunctive relief. Thereafter, Hoffmann-La Roche asserted additional claims, alleging infringement of U.S. Patent Nos. 7,410,957 (the ‘957 Patent) and 7,718,634 (the ‘634 patent) against Cobalt, and the parties entered into stipulations to dismiss Hoffman-La Roche’s claims related to the ‘196 and the ‘938 Patent. On August 24, 2010, the District Court granted Hoffmann-La Roche’s motion for summary judgment that Cobalt would infringe at least one claim of the ‘814 patent. On March 17, 2012, the ‘814 patent expired, leaving the ‘957 and ‘634 patents as the only patents in suit. On May 7, 2012, the District Court granted the Company’s motion for summary judgment that certain claims of the ‘634 patent are invalid. In June 2012, the Company began selling its generic version of Boniva®. On October 1, 2012, the District Court granted Cobalt’s motion for summary judgment that certain claims of the ‘957 patent are invalid. On January 25, 2013 the District Court denied Plaintiffs’ motion for reconsideration of the summary judgment decisions finding the ‘634 patent and ‘957 patent claims invalid. The plaintiff appealed. The Court of Appeals heard oral arguments on the appeal on December 6, 2012. On April 11, 2014, the Federal Circuit affirmed the district court’s decision that the ‘957 and ‘634 patents are invalid. The Company believes it has substantial meritorious defenses to the case. However, the Company has sold and is continuing to sell its generic version of Boniva®. Therefore, an adverse final appellate determination that one of the patents in suit is valid and infringed could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Oxymorphone Extended-Release Tablets (Generic version of Opana® ER). On December 11, 2012, Endo Pharmaceuticals Inc. (“Endo”) sued Actavis and certain of its affiliates in the United States District Court for the Southern District of New York, alleging that sales of the Company’s 7.5 mg and 15 mg oxymorphone extended-release tablets, generic versions of Endo’s Opana® ER, infringe U.S. Patent Nos. 7,851,482; 8,309,122; and 8,329,216, which the USPTO recently issued or Endo recently acquired (Endo Pharms. Inc. v. Actavis Inc. et al., Case No. 12-cv-8985). On July 11, 2013, the FDA approved Actavis’ 5 mg, 10 mg, 20 mg, 30 mg, and 40 mg oxymorphone extended-release tablets. On August 6, 2013, Endo filed a motion for a preliminary injunction seeking to prevent Actavis from selling its 5 mg, 10 mg, 20 mg, 30 mg, and 40 mg oxymorphone extended-release tablets. On September 12, 2013, the Court denied Endo’s motion for a preliminary injunction and Actavis began selling its generic versions of Opana® ER. On September 17, 2013, Endo filed a motion for an injunction pending appeal, which the Federal Court of Appeals for the Federal Circuit denied on November 21, 2013. On January 9, 2014, the Federal Circuit heard oral arguments on Endo’s appeal of the district court’s denial of the motion for a preliminary injunction. On March 31, 2014, the Federal Circuit reversed the district court’s denial of Endo’s motion for a preliminary injunction and remanded the matter to the district court for further consideration. The Company believes it has substantial meritorious defenses to the case. However, Actavis has sold and is continuing to sell its generic versions of Opana® ER, 5mg, 7.5 mg, 10 mg, 15 mg, 20 mg, 30 mg and 40 mg. Therefore, an adverse final determination that one of the patents in suit is valid and infringed could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Tranexamic Acid Tablets (Generic version of Lysteda®). On July 7, 2011, Ferring B.V. sued Watson in the United States District Court for the District of Nevada, alleging that sales of the Company’s tranexamic acid tablets, a generic version of Ferring’s Lysteda® tablets, would infringe U.S. Patent No. 7,947,739 (“the ‘739 patent”) (Ferring B.V. v. Watson Pharmaceuticals, Inc., et. al., Case No. 3:11-cv-00481). On November 25, 2011, Ferring filed a second complaint in the District of Nevada alleging that sales of Actavis’ tranexamic acid tablets would infringe U.S. Patent No. 8,022,106 (“the ‘106 patent”). (Ferring B.V. v. Watson Pharmaceuticals, Inc., et. al., Case No. 3:11-cv-00853). On November 9, 2012, Ferring filed a third complaint in the District of Nevada alleging that sales of Actavis’ tranexamic acid tablets would infringe U.S. Patent No. 8,273,795 (“the ‘795 patent”) (Ferring B.V. v. Watson Pharmaceuticals, Inc., et. al., Case No. 2:12-cv-01935). The cases are still pending. The District Court has consolidated all three cases. On January 3, 2013, Actavis began selling its generic version of Lysteda®. On September 6, 2013, Ferring filed a fourth complaint in the District of Nevada alleging that sales of Actavis’ tranexamic acid tablets would infringe U.S. Patent No. 8,487,055 (“the ‘055 patent”) (Ferring B.V. v. Actavis, Inc., et. al., Case No. 3:13-cv-00477). The fourth complaint also seeks damages for the alleged infringement of the ‘739, ‘106, ‘759, and ‘055 patents by Actavis’ sales of its generic version of Lysteda®. The fourth case has not been consolidated with the first three cases, and Actavis has filed a motion to dismiss that action. The motion is pending. Trial regarding the ‘739, ‘106 and ‘759 patents began on January 21, 2014, and on January 30, 2014, the Judge tentatively ruled that the ‘739, ‘106 and ‘759 patents are valid and infringed by Watson’s ANDA product. On April 15, 2014, the district court entered judgment that Watson’s products infringe the ‘739, ‘106 and ‘759 patents and entered an injunction preventing the Company from further sales. On April 15, 2014, the Company filed a notice of appeal. On April 16, 2014, the Company filed a motion to stay the injunction pending appeal in the Federal Circuit. On April 28, 2014, the Federal Circuit granted the motion to stay the district court’s injunction. The Company believes it has substantial meritorious defenses to the case and that the district court erred in its decision. However, Actavis has sold and is continuing to sell its generic version of Lysteda®. Therefore, an adverse final determination that one of the patents in suit is valid and infringed could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Product Liability Litigation

Actonel Litigation. Warner Chilcott is a defendant in approximately 249 cases and a potential defendant with respect to approximately 383 unfiled claims involving a total of approximately 640 plaintiffs and potential plaintiffs relating to the Warner Chilcott’s bisphosphonate prescription drug Actonel®. The claimants allege, among other things, that Actonel® caused them to suffer osteonecrosis of the jaw (“ONJ”), a rare but serious condition that involves severe loss or destruction of the jawbone, and/or atypical fractures of the femur (“AFF”). All of the cases have been filed in either federal or state courts in the United States. Warner Chilcott is in the initial stages of discovery in these litigations. The 383 unfiled claims involve potential plaintiffs that have agreed, pursuant to a tolling agreement, to postpone the filing of their claims against Warner Chilcott in exchange for Warner Chilcott’s agreement to suspend the statutes of limitations relating to their potential claims. In addition, Warner Chilcott is aware of four purported product liability class actions that were brought against Warner Chilcott in provincial courts in Canada alleging, among other things, that Actonel® caused the plaintiffs and the proposed class members who ingested Actonel® to suffer atypical fractures or other side effects. It is expected that these plaintiffs will seek class certification. Of the approximately 644 total Actonel®-related claims, approximately 121 include ONJ-related claims, approximately 506 include AFF-related claims and approximately four include both ONJ and AFF-related claims. In some of the cases, manufacturers of other bisphosphonate products are also named as defendants. Plaintiffs have typically asked for unspecified monetary and injunctive relief, as well as attorneys’ fees. Warner Chilcott is reviewing these lawsuits and potential claims and intends to defend these claims vigorously.

Sanofi-Aventis U.S. LLC (“Sanofi”), which co-promoted Actonel® with Warner Chilcott in the United States through the end of 2013 pursuant to a collaboration agreement, is a defendant in some of Warner Chilcott’s Actonel® product liability cases. Sanofi and Warner Chilcott continue to co-promote Actonel® in other countries pursuant to the collaboration agreement. Under the collaboration agreement, Sanofi has agreed to indemnify Warner Chilcott, subject to certain limitations, for 50% of the losses from any product liability claims in Canada relating to Actonel® and for 50% of the losses from any product liability claims in the United States and Puerto Rico relating to Actonel® brought prior to April 1, 2010, which included approximately 90 claims relating to ONJ and other alleged injuries that were pending as of March 31, 2010. Pursuant to the April 2010 amendment to the collaboration agreement, Warner Chilcott will be fully responsible for any product liability claims in the United States and Puerto Rico relating to Actonel® brought on or after April 1, 2010. Warner Chilcott may be liable for product liability, warranty or similar claims in relation to products acquired from The Procter & Gamble Company (“P&G”) in October 2009 in connection with Warner Chilcott’s acquisition (the “PGP Acquisition”) of P&G’s global branded pharmaceutical’s business (“PGP”), including ONJ-related claims that were pending as of the closing of the PGP Acquisition. Warner Chilcott’s agreement with P&G provides that P&G will indemnify Warner Chilcott, subject to certain limits, for 50% of Warner Chilcott’s losses from any such claims, including approximately 88 claims relating to ONJ and other alleged injuries, pending as of October 30, 2009.

In May 2013, Warner Chilcott entered into a settlement agreement in respect of up to 74 ONJ-related claims, subject to the acceptance thereof by the individual respective claimants. Warner Chilcott recorded a charge in the six months ended June 30, 2013 in the amount of $2 million in accordance with ASC Topic 450 “Contingencies” in connection with Warner Chilcott’s entry into the settlement agreement. This charge represents Warner Chilcott’s current estimate of the aggregate amount that is probable to be paid by Warner Chilcott in connection with the settlement agreement. In September 2013, Warner Chilcott entered into a separate settlement agreement in respect of up to 53 additional ONJ-related claims, subject to the acceptance thereof by the individual respective claimants. Assuming that all of the relevant claimants accept the settlement agreements, approximately 554 Actonel®-related claims would remain outstanding, of which approximately 31 include ONJ-related claims, approximately 506 include AFF-related claims and approximately four include both ONJ and AFF-related claims. However, it is impossible to predict with certainty (i) the number of such individual claimants that will accept the settlement agreement or (ii) the outcome of any litigation with claimants rejecting the settlement or other plaintiffs and potential plaintiffs with ONJ, AFF or other Actonel®-related claims, and the Company can offer no assurance as to the likelihood of an unfavorable outcome in any of these matters. An estimate of the potential loss, or range of loss, if any, to the Company relating to proceedings with (i) claimants rejecting the settlement or (ii) other plaintiffs and potential plaintiffs with ONJ, AFF or other Actonel®-related claims is not possible at this time. The Company believes it has substantial meritorious defenses to these cases and Warner Chilcott maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Alendronate Litigation. Beginning in 2010, a number of product liability suits were filed against the Company and certain of its affiliates, as well as other manufacturers and distributors of alendronate, for personal injuries including femur fractures and ONJ allegedly arising out of the use of alendronate. Approximately 132 cases are pending against Watson and/or its affiliates in various state and federal courts, representing claims by approximately 177 plaintiffs. These cases are generally at their preliminary stages. Fifty-five lawsuits also name as a defendant Cobalt Laboratories, which Watson acquired in 2009 as part of its acquisition of the Arrow Group, in connection with Cobalt’s manufacture and sale of alendronate. Twenty cases naming the Company and/or Cobalt were consolidated for pre-trial proceedings as part of a multi-district litigation (MDL) matter pending in the United States District Court for the District of New Jersey (In re: Fosamax (Alendronate Sodium) Products Liability Litigation, MDL No. 2243). In 2012, the United States District Court for the District of New Jersey granted the Company’s motion to dismiss all of the cases then pending against the Company in the New Jersey MDL. Several plaintiffs appealed the dismissal to the United States Court of Appeals for the Third Circuit and that appeal is still pending. Any cases filed against the Company in the District of New Jersey MDL after the Court’s January 2012 dismissal are subject to a case management order that calls for their dismissal unless plaintiffs can establish that their claims should be exempted from the 2012 dismissal order. To date, no plaintiff with a post-January 2012 complaint in the District of New Jersey against the Company has moved for such exemption and all such cases have been dismissed. Eleven other cases were part of an MDL in the United States District Court for the Southern District of New York, where the Company filed a similar motion to dismiss. The Court granted, in part, that motion to dismiss, which has resulted in the dismissal of eight cases. Watson and/or Cobalt have also been served with nine cases that are part of consolidated litigation in the California Superior Court (Orange County). The Orange County Court partially granted a similar motion to dismiss, but the Company has not yet been able to determine how that will affect the cases filed against and served on it. Generic drug manufacturers similarly situated to the Company have petitioned the U.S. Supreme Court for review of the California decision. All cases pending in the state court of Missouri have been discontinued against the Company. The remaining 120 active cases are part of a mass tort coordinated proceeding in the Superior Court of New Jersey, Atlantic County. In that state court proceeding, the Court recently granted, in part, a motion to dismiss. As a result, the Company has obtained the stipulated dismissal of 294 cases. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if our indemnification arrangements or insurance do not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Androderm Litigation. Beginning in 2014, a number of product liability suits were filed against the Company and certain of its affiliates, as well as other manufacturers and distributors of testosterone products, for personal injuries including but not limited to cardiovascular events allegedly arising out of the use of Androderm®. Actavis, Inc. and one or more of its subsidiaries have been served in three actions (Hall v. Actavis, plc, et al., No. 2:14-cv-00453 (D. Nev.); (Smyer v. Actavis plc, et al., No: BC537755 (Cal. Super. Ct., L.A. County); and a proposed personal injury class action (McGill, et al. v. Actavis, Inc., et al., No. 2:14-cv-02177 (E.D. Pa.)). The Company is aware of three additional cases that have not been served (Couwenhoven v. Abbott Laboratories, Inc., et al., No. 5:14-cv-667, (C.D. Ca.); Davis, et al., v. Actavis Pharma, Inc., et al., No. 2:14-cv-000596, (D. Nev.); and Schwalm v. AbbVie Inc., et al., No. 1:14-cv-2899, (N.D. Ill.)), and anticipates that additional suits will be filed. These cases are in the initial stages and discovery has not yet commenced. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Fentanyl Transdermal System Litigation. Beginning in 2009, a number of product liability suits were filed against Actavis and other Company affiliates, as well as other manufacturers and distributors of fentanyl transdermal system products, for personal injuries or deaths allegedly arising out of the use of the fentanyl transdermal system products. Actavis settled the majority of these cases in November 2012. Since that time, additional cases have been resolved individually and/or are in the process of being resolved. There are approximately 5 cases that remain pending against the Company in state and federal courts that have not been resolved. Discovery is ongoing. The Company believes it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Metoclopramide Litigation. Beginning in 2009, a number of product liability suits were filed against certain Company affiliates, including legacy Actavis and Watson companies, as well as other manufacturers and distributors of metoclopramide, for personal injuries allegedly arising out of the use of metoclopramide. Approximately 1,190 cases remain pending against Actavis, Watson and/or its affiliates in state and federal courts, representing claims by multiple plaintiffs. These cases are generally in their preliminary stages and discovery is ongoing. The Company believes that, with respect to the majority of the cases against the legacy Watson companies, it will be defended in and indemnified by Pliva, Inc., an affiliate of Teva, from whom the Company purchased its metoclopramide product line in late 2008. With respect to the cases pending against the legacy Actavis companies, the Company is actively defending them. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if our indemnification arrangements or insurance do not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Propoxyphene Litigation. Beginning in 2011, a number of product liability suits were filed against Watson and certain of its affiliates, as well as other manufacturers and distributors of propoxyphene, for personal injuries including adverse cardiovascular events or deaths allegedly arising out of the use of propoxyphene. Cases are pending against Watson and/or its affiliates in various state and federal courts, representing claims by approximately 1,385 plaintiffs. Approximately 77 of the cases naming Watson were consolidated for pre-trial proceedings as part of a multi-district litigation (MDL) matter pending in the United States District Court for the Eastern District of Kentucky (In re: Darvocet, Darvon, and Propoxyphene Products Liability Litigation, MDL No. 2226). Four of the MDL cases were voluntarily dismissed by plaintiffs with prejudice. On June 22, 2012, the court hearing the MDL cases granted the generic defendants’ joint motion to dismiss the remaining MDL cases. Approximately 34 of the dismissed cases were appealed by the plaintiffs to the United States Court of Appeals for the Sixth Circuit. Briefing on the appeal is now complete and oral argument has been set for May 7, 2014. In addition to the 77 consolidated cases, the MDL court remanded seven (7) additional cases to California state court. Defendants jointly filed a petition with the Sixth Circuit to appeal that remand, which petition was denied, as was the subsequently filed petition for rehearing on the petition to appeal. The Sixth Circuit’s Order denying Defendants’ petition for rehearing was recently vacated due to the Ninth Circuit’s granting of a petition for en banc rehearing on the same issue. The Ninth Circuit case involves remand by a federal court in California to state court in a propoxyphene case involving the same defendants. The Sixth Circuit has now stayed these 7 cases pending the ruling of the Ninth Circuit on the issue. Depending on the Ninth Circuit’s ruling, these cases will either be sent back to the MDL court, which is expected to dismiss them on the same basis that it dismissed the other cases against the generic defendants, or they will be remanded to California state court to be litigated in that forum. Approximately 35 of the cases naming Watson or its affiliates have been consolidated in a state court proceeding pending in the Superior Court of California in Los Angeles. After the consolidation, the defendants jointly removed all of the cases to various US District Courts in California after which counsel for the plaintiffs moved to remand the cases back to state court. The various US district Court Judges granted the motions. The defendants jointly appealed the remand of these cases to the Ninth Circuit Court of Appeals. The Ninth Circuit affirmed the granting of the motions to remand. The defendants then jointly petitioned the Ninth Circuit for an en banc rehearing of the defendants’ appeal. The Ninth Circuit recently granted the defendants’ Petition and oral argument is scheduled for June 16, 2014. Depending on the Ninth Circuit’s ruling, these cases will either be sent back to the MDL court (which is expected to dismiss them on the same basis on which it dismissed the other cases against the generic defendants) or they will be remanded to the California state court to be litigated in that forum. If the cases return to state court, they will be in their preliminary stages and we intend to file demurrers and/or motions to dismiss. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

The Company is aware of three qui tam complaints filed by former Warner Chilcott sales representatives and unsealed in February and March 2013 and March 2014 (United States ex rel. Lisa A. Alexander and James P. Goan. v. Warner Chilcott PLC, et al., D. Mass. No. 11-10545 and United States et al. ex rel. Chris Wible, v.

Warner Chilcott PLC, et al., D. Mass. No. 11-11143; People of the State of California ex rel. Schirrell Johnson, Lisa A. Alexander and James P. Goan v. Warner Chilcott PLC, et al., CA Super. Ct., Case No. BC496620-MHS). The unsealed federal qui tam complaints allege that Warner Chilcott violated Federal and state false claims acts through the promotion of all of Warner Chilcott’s current key products by, among other things, making improper claims concerning the products, providing kickbacks to physicians and engaging in improper conduct concerning prior authorizations. The complaints seek, among other things, treble damages, civil penalties of up to eleven thousand dollars for each alleged false claim and attorneys’ fees and costs. Other similar complaints may exist under seal. The United States of America has elected not to intervene at this time in the unsealed Alexander/Goan or Wible qui tam actions, stating at the times of the relevant seal expirations that its investigation of the allegations raised in the relevant complaint was continuing and, as such, it was not able to decide at such time whether to intervene in the action. The United States of America may later seek to intervene, and its election does not prevent the plaintiffs/relators from litigating the actions. The government has, however, successfully moved the court in the Alexander and Goan litigation to stay that proceeding through June 2, 2014. On December 2, 2013, plaintiff in the Wible action filed a notice of voluntary dismissal with respect to all of its claims except his for retaliation and claims under CA and IL state law. Warner Chilcott moved to dismiss the remaining cause of action in this Wible complaint on December 20, 2013. While the Company’s motion was pending, the plaintiff in Wible moved for leave to file a third amended complaint which the court granted thus rendering the Company’s motion to dismiss moot. The State of California declined to intervene in the recently unsealed Johnson/Alexander/Goan qui tam action. Warner Chilcott intends to vigorously defend itself in the litigations. However, these cases are in the early stages of litigation, it is impossible to predict with certainty the outcome of any litigation, and the Company can offer no assurance as to when the lawsuits will be decided, whether Warner Chilcott will be successful in its defense and whether any additional similar suits will be filed. If these claims are successful such claims could adversely affect the Company and could have a material adverse effect on the Company’s business, financial condition, results of operation and cash flows.

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

In 2011, Watson settled certain claims made against it by a relator in a qui tam action brought against the Company on behalf of the United States. The settlement of that qui tam action resolved all claims on behalf of the United States asserted in that action except for claims relating to the federal share of Medicaid payments made by the States of Alabama, Alaska, Kentucky, Idaho, Illinois, South Carolina and Wisconsin. The Company subsequently settled all claims, including the claims on behalf of the United States, brought by Alabama. In addition, the Company has reached settlements with the states of the Louisiana, Missouri and Kansas and has an agreement in principle with the state of South Carolina though the Company has yet to reach definitive agreement with that state. The court in the Utah case recently dismissed that state’s claims against the Company. The case against Watson on behalf of Kentucky was tried in November 2011. The jury reached a verdict in Watson’s favor on each of Kentucky’s claims against Watson. An agreed form of judgment has been entered and the case now has been dismissed with prejudice. The case against Watson on behalf of Mississippi was tried from November 2012 through April 2013. On August 28, 2013, the court issued a ruling in favor of the state and awarded the state $12.4 million in compensatory damages and civil penalties, and on March 20, 2014 issued its ruling imposing an additional $17.9 million in punitive damages. The Company intends to appeal both the original and punitive damage awards.

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

Medicaid Drug Reimbursement Litigation. In December 2009, the Company learned that numerous pharmaceutical companies, including certain subsidiaries of the Company, were named as defendants in a qui tam action pending in the United States District Court for the District of Massachusetts (United States of America ex rel. Constance A. Conrad v. Abbott Laboratories, Inc. et. al., USDC Case No. 02-CV-11738-NG). The seventh amended complaint, which was served on certain of the Company’s subsidiaries in December 2009, alleges that the defendants falsely reported to the United States that certain pharmaceutical products were eligible for Medicaid reimbursement and thereby allegedly caused false claims for payment to be made through the Medicaid program. In July 2011, the plaintiff served a tenth amended complaint that unseals the action in its entirety and continues to allege the previously asserted claims against certain subsidiaries of the Company. The Company’s subsidiaries named in the action together with all other named defendants filed a Joint Motion to Dismiss the Tenth Amended Complaint on December 9, 2011. On February 25, 2013, the court granted the motion to dismiss as to all defendants. The plaintiff may appeal. On September 11, 2013, a new action was filed against certain Company subsidiaries as well as Warner Chilcott and numerous other pharmaceutical company defendants by the State of Louisiana based on the same core set of allegations as asserted in the Conrad qui tam action. The state filed the case in state court and defendants removed it to the federal district court. Plaintiff’s motion to remand the case back to state court is still pending. Additional actions alleging similar claims could be asserted. The Company believes that it has meritorious defenses to the claims and intends to vigorously defend itself against such allegations. However, these actions or similar actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

NOTE 18 — Subsequent Events

Akorn

On April 17, 2014, the Company entered into agreements with Akorn, Inc. and Hi-Tech Pharmacal Co. Inc. to purchase four currently marketed products and one product under development for cash consideration. The closing of the purchase agreements are contingent upon the consummation of Akorn’s acquisition of Hi-Tech. The agreements include three products marketed under Abbreviated New Drug Applications; Ciprofloxacin Hydrochloride Ophthalmic Solution, Levofloxacin Ophthalmic Solution and Lidocaine Hydrochloride Jelly, and one product marketed under a New Drug Application: Lidocaine/Prilocaine Topical Cream.

Silom Medical Company

On April 1, 2014, the Company announced the acquisition of the Silom Medical Company, a privately held generic pharmaceutical company focused on developing and marketing therapies in Thailand, for consideration of approximately $100.0 million in cash. The acquisition of Silom Medical immediately elevates the Company into a top-five position in the Thai generic pharmaceutical market, with leading positions in the ophthalmic and respiratory therapeutic categories and a strong cardiovascular franchise.

Valeant

During the second quarter of 2014, the Company and Valeant terminated our existing co-promotion agreements relating to Zovirax and Cordan® Tape. Prior to this termination, we co-promoted Zovirax® cream (acyclovir 5%) to obstetricians and gynecologists in the U.S. and Valeant co-promoted Actavis Pharma’s Cordran® Tape (flurandrenolide) product in the U.S. Under terms of the agreement related to the co-promotion of Zovirax® cream, we utilized our existing Actavis Pharma sales and marketing structure to promote the product and received a co-promotion fee from sales generated by prescriptions written by our defined targeted physician group. The fees we earned under the Zovirax cream co-promotion arrangement were recognized in other revenues in the period in which the revenues are earned. Under the terms of the Cordran® Tape co-promotion agreement, Valeant utilized its existing Dermatology sales and marketing structure to promote the product, and received a co-promotion fee on sales. The fees we paid under the Cordran Tape arrangement were recognized in the period incurred as an operating expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and the results of operations should be read in conjunction with the “Consolidated Financial Statements” and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”). This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under “Risk Factors” in our Annual Report, and elsewhere in this Quarterly Report.

In prior periods, our consolidated financial statements presented the accounts of Actavis, Inc. On May 16, 2013, Actavis plc was incorporated in Ireland as a private limited company and re-registered effective September 18, 2013 as a public limited company. It was established for the purpose of facilitating the business combination between Actavis, Inc. and Warner Chilcott plc (“Warner Chilcott”). On October 1, 2013, pursuant to the transaction agreement dated May 19, 2013 among Actavis, Inc., Warner Chilcott, the Company, Actavis Ireland Holding Limited, Actavis W.C. Holding LLC (now known as Actavis W.C. Holding Inc.) and Actavis W.C. Holding 2 LLC (now known as Actavis W.C. Holding 2 Inc.) (“MergerSub”), (i) the Company acquired Warner Chilcott (the “Warner Chilcott Acquisition”) pursuant to a scheme of arrangement under Section 201, and a capital reduction under Sections 72 and 74, of the Irish Companies Act of 1963 where each Warner Chilcott ordinary share was converted into 0.160 of a Company ordinary share (the “Company Ordinary Shares”), or $5,833.9 million in equity consideration, and (ii) MergerSub merged with and into Actavis, Inc., with Actavis, Inc. as the surviving corporation in the merger (the “Merger” and, together with the Warner Chilcott Acquisition, the “Transactions”).

References throughout to “ordinary shares” refer to Actavis Inc.’s Class A common shares, par value $0.0033 per share, prior to the consummation of the Transactions and to the Company’s ordinary shares, par value $0.0001 per share, since the consummation of the Transactions.

References throughout to “we,” “our,” “us,” the “Company” or “Actavis” refer to financial information and transactions of Watson Pharmaceuticals, Inc. prior to January 23, 2013, Actavis, Inc. from January 23, 2013 until October 1, 2013 and Actavis plc on and subsequent to October 1, 2013.

Overview

We are an integrated global specialty pharmaceutical company engaged in the development, manufacturing, marketing, sale and distribution of generic, branded generic, brand name (“brand” or “branded”), biosimilar and over-the-counter (“OTC”) pharmaceutical products. We also develop and out-license generic pharmaceutical products primarily in Europe through our Medis third-party business. The Company operates manufacturing, distribution, research and development (“R&D”) and administrative facilities in many of the world’s established and growing international markets, including the United States of America (“U.S.”), Canada and Puerto Rico (together “North America”), and its key international markets around the world (“International”).

2014 Significant Business Developments

During 2014, we announced the following transactions that impacted our results of operations and will continue to have an impact on our future operations.

Acquisition of Forest Laboratories

On February 17, 2014, we entered into a Merger Agreement (the “Forest Merger Agreement”) by and among the Company, Tango US Holdings Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“US Holdco”), Tango Merger Sub 1 LLC, a Delaware limited liability company and a direct wholly owned subsidiary of US Holdco (“Merger Sub 1”), Tango Merger Sub 2 LLC, a Delaware limited liability company and a direct wholly owned subsidiary of US Holdco (“Merger Sub 2” and, together with Merger Sub 1, the “Merger Subs”) and Forest Laboratories, Inc., a Delaware corporation (“Forest”).

Forest is a leading, fully integrated, specialty pharmaceutical company largely focused on the United States market. Forest markets a portfolio of branded drug products and develops new medicines to treat patients suffering from diseases principally in the following therapeutic areas: central nervous system, cardiovascular, gastrointestinal, respiratory, anti-infective, and cystic fibrosis.

As a result of the transaction, the Company incurred costs of $14.2 million in the three months ended March 31, 2014 and anticipates incurring additional acquisition related costs throughout the remainder of the year ending December 31, 2014.

Silom Medical Company

On April 1, 2014, the Company announced the acquisition of the Silom Medical Company, a privately held generic pharmaceutical company focused on developing and marketing therapies in Thailand, for consideration of approximately $100.0 million in cash. The acquisition of Silom Medical immediately elevates the Company into a top-five position in the Thai generic pharmaceutical market, with leading positions in the ophthalmic and respiratory therapeutic categories and a strong cardiovascular franchise.

Metronidazole 1.3% Vaginal Gel

On May 1, 2013, we entered into an agreement to acquire the worldwide rights to Valeant Pharmaceuticals International, Inc.’s (“Valeant”) metronidazole 1.3% vaginal gel antibiotic development product, a topical antibiotic for the treatment of bacterial vaginosis, which is being accounted for as a business combination. Under the terms of the agreement, we acquired the product upon U.S. Food and Drug Administration (“FDA”) approval on March 25, 2014 for acquisition accounting consideration of approximately $62.3 million, which includes the fair value contingent consideration of $50.3 million and upfront and milestone payments of $12.0 million, of which $9.0 million was incurred in the quarter ended March 31, 2014. As a result of this transaction the Company recognized intangible assets and goodwill of $61.8 million and $0.5 million, respectively in the quarter ended March 31, 2014.

Property, Plant and Equipment Assets Held for Sale

During the quarter ended March 31, 2014, the Company held for sale assets in our Lincolnton manufacturing facility. As a result, the Company recognized an impairment charge of $5.7 million in the quarter ended March 31, 2014.

Columbia Laboratories Inc.

During the quarter ended March 31, 2014, we sold our minority interest in Columbia Laboratories Inc. for $8.5 million. As a result, we recognized a gain on the sale of the investment of $4.3 million in the quarter ended March 31, 2014.

2013 Significant Business Developments

During 2013, we completed and / or initiated the following transactions that impacted our results of operations and will continue to have an impact on our future operations.

Actavis (Foshan) Pharmaceuticals Co., Ltd. Assets Held for Sale

During the year ended December 31, 2013, we held our Chinese subsidiary, Actavis (Foshan) Pharmaceuticals Co., Ltd. (“Foshan”), for sale, which resulted in an impairment charge of $8.4 million in the fourth quarter of 2013. On January 24, 2014, we completed an agreement with Zhejiang Chiral Medicine Chemicals Co., Ltd to acquire its interest in Foshan (the “Foshan Sale”). The Company intends to continue further commercial operations in China in collaboration with our preferred business partners.

Western European Assets Held for Sale

During the year ended December 31, 2013, we held for sale our commercial infrastructure in France, Italy, Spain, Portugal, Belgium, Germany and the Netherlands, including products, marketing authorizations and dossier license rights. The Company believes that the potential divestiture allows the Company to focus on faster growth markets including Central and Eastern Europe, and other emerging markets which we believe will enhance our long-term strategic objectives. On January 17, 2014, we announced our intention to enter into an agreement with Aurobindo Pharma Limited (“Aurobindo”) to sell these businesses. On April 1, 2014, the Company completed the sale of the assets in Western Europe.

In connection with the sale of our Western European assets, we have entered into a supply agreement whereby the Company will supply product to Aurobindo over a period of five years. In the second quarter of 2014, the Company will allocate the fair value of the consideration for the sale of the Western European assets of $65.0 million to each element of the agreement, including the supply of product.

As a result of the transactions, we recognized an impairment reversal / (loss) on the net assets held for sale of $3.4 million and $(34.3) million in the quarter ended March 31, 2014 and the year ended December 31, 2013, respectively. The Company anticipates recording a loss on the sale of assets in the second quarter of 2014.

Amendment to Sanofi Collaboration Agreement

On October 28, 2013, Warner Chilcott Company, LLC (“WCCL”), one of our indirect wholly-owned subsidiaries, and Sanofi-Aventis U.S. LLC (“Sanofi”) entered into an amendment (the “Sanofi Amendment”) to the global collaboration agreement as amended (the “Collaboration Agreement”) to which WCCL and Sanofi are parties. WCCL and Sanofi co-develop and market Actonel® and Atelvia® (risedronate sodium) on a global basis, excluding Japan.

Pursuant to the Sanofi Amendment, the parties amended the Collaboration Agreement with respect to Actonel® and Atelvia® in the U.S. and Puerto Rico (the “Exclusive Territory”) to provide that, in exchange for the payment of a lump sum of $125.0 million by WCCL to Sanofi in the year ended December 31, 2013, WCCL’s obligations with respect to the global reimbursement payment, which represented a percentage of Actavis’ net sales as defined, as it relates to the Exclusive Territory for the year ended December 31, 2014, shall be satisfied in full. The Sanofi Amendment did not and does not apply to or affect the parties’ respective rights and obligations under the Collaboration Agreement with respect to (i) the year ended December 31, 2013 or (ii) territories outside the Exclusive Territory. The $125.0 million was recorded as an intangible asset during the year ended December 31, 2013, which will be amortized over the course of the year ending December 31, 2014 using the economic benefit model.

Acquisition of Warner Chilcott

On October 1, 2013, we completed the Warner Chilcott Acquisition for a transaction value, including the assumption of debt, of $9.2 billion. Warner Chilcott was a leading specialty pharmaceutical company focused on women’s healthcare, gastroenterology, urology and dermatology segments of the branded pharmaceuticals market, primarily in North America. The Warner Chilcott Acquisition expands our presence in our Actavis Pharma segment. For additional information, refer to “NOTE 3 — Acquisitions and Other Agreements” in the accompanying “Notes to Consolidated Financial Statements” in this Quarterly Report.

On October 1, 2013 (the “Closing Date”), in connection with the Warner Chilcott Acquisition, Actavis plc, Bank of America, N.A. (“BofA”), as Administrative Agent and a syndicate of banks participating as lenders became parties to the Warner Chilcott Term Loan Credit and Guaranty Agreement (the “WC Term Loan Agreement”), pursuant to which the lenders party to the agreement provide loans to Warner Chilcott Corporation, a Delaware corporation (the “US Borrower”), WC Luxco S.à r.l., a private limited liability company (société à responsabilité limitée) incorporated under the laws of the Grand-Duchy of Luxembourg (the “Luxembourg Borrower”), and WCCL, a limited liability company organized under the laws of the Commonwealth of Puerto Rico (the “Puerto Rico Borrower” and, together with the US Borrower and the Luxembourg Borrower, the “WC Borrowers”) in an aggregate amount of $2.0 billion, comprised of (i) a $1.0 billion tranche that will mature on October 1, 2016 (the “Three Year Tranche”) and (ii) a $1.0 billion tranche that will mature on October 1, 2018 (the “Five Year Tranche”). The proceeds of borrowings under the WC Term Loan Agreement, together with $41.0 million of cash on hand, were used to finance the repayment in full of all amounts outstanding under Warner Chilcott’s then-existing Credit Agreement, dated as of March 17, 2011, as amended by Amendment No. 1 on August 20, 2012, among the WC Borrowers, BofA, as administrative agent and a syndicate of banks participating as lenders.

Endo Pharmaceuticals Inc.

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

Acquisition of Uteron Pharma, S.A

On January 23, 2013, we completed the acquisition of Belgium-based Uteron Pharma SA. The acquisition was consummated for a cash payment of $142.0 million, plus assumption of debt and other liabilities of $7.7 million and up to $155.0 million in potential future milestone payments, of which $43.4 million was recognized on the date of acquisition (the “Uteron Acquisition”). The Uteron Acquisition expands our pipeline of Women’s Health products, including two potential near term commercial opportunities in contraception and infertility, and one oral contraceptive project projected to launch by 2018. Several additional products in earlier stages of development were also included in the Uteron Acquisition.

2012 Significant Business Development

During 2012, we completed the following transaction that impacted our results of operations and will continue to have an impact on our future operations.

Acquisition of Actavis Group

On October 31, 2012, we completed the acquisition of the Actavis Group for a cash payment of €4,219.7 million, or approximately $5,469.8 million, and contingent consideration of up to 5.5 million newly issued shares of Actavis, Inc. which have since been issued (the “Actavis Group Acquisition”). Actavis Group was a privately held generic pharmaceutical company specializing in the development, manufacture and sale of generic pharmaceuticals.

Operating results

Segments

In the first quarter of 2014, the Board of Directors realigned the Company’s global strategic business structure. Prior to the realignment, the Company operated and managed its business as three distinct operating segments: Actavis Pharma, Actavis Specialty Brands and Anda Distribution.

Under the new organizational structure, generics, specialty brands and third-party commercial operations have been consolidated into a single new division. As a result of the realignment, we organized our business into two operating segments: Actavis Pharma and Anda Distribution. The Actavis Pharma segment includes patent-protected products and certain trademarked off-patent products that the Company sells and markets as brand pharmaceutical products and off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The Anda Distribution segment distributes generic and brand pharmaceutical products manufactured by third parties, as well as by the Company, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. The Anda Distribution segment operating results exclude sales of products developed, acquired, or licensed by the Actavis Pharma segment.

We evaluate segment performance based on segment contribution. Segment contribution for Actavis Pharma and Anda Distribution represents segment net revenues less cost of sales (excluding amortization and impairment of acquired intangibles including product rights), selling and marketing expenses and general and administrative expenses. We do not report total assets, capital expenditures, R&D, amortization loss on asset sales, impairments and contingent consideration adjustment, net by segment as not all such information has been accounted for at the segment level, nor has such information been used by all segments. R&D related to our Actavis Pharma segment was $171.5 million in the first quarter of 2014. Within R&D, $113.9 million was generic development, $33.2 million was invested in brand development and $24.4 million was invested in biosimilar development during the quarter.

Quarter Ended March 31, 2014 Compared to Quarter Ended March 31, 2013

Results of operations, including segment net revenues, segment operating expenses and segment contribution information for our Actavis Pharma and Anda Distribution segments consisted of the following (in millions):

	Quarter Ended March 31, 2014			Quarter Ended March 31, 2013
	Actavis Pharma	Anda Distribution	Total	Actavis Pharma	Anda Distribution	Total
Product sales	$2,206.7	$390.2	$2,596.9	$1,640.3	$231.0	$1,871.3
Other revenue	58.2	—	58.2	24.2	—	24.2

Net revenues	2,264.9	390.2	2,655.1	1,664.5	231.0	1,895.5
Operating expenses:
Cost of sales(1)	961.8	331.2	1,293.0	892.1	194.5	1,086.6
Selling and marketing	256.1	27.0	283.1	207.3	19.9	227.2
General and administrative	268.0	7.8	275.8	178.3	7.5	185.8

Contribution	$779.0	$24.2	$803.2	$386.8	$9.1	$395.9

Contribution margin	34.4%	6.2%	30.3%	23.2%	3.9%	20.9%
Research and development			171.5			132.1
Amortization			424.2			158.4
Loss on asset sales, impairments and contingent consideration adjustment, net			(0.4)			148.0

Operating income / (loss)			$207.9			$(42.6)

Operating margin			7.8%			(2.2)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

Actavis Pharma Segment

	Quarter Ended March 31,		Change
($ in millions)	2014	2013	Dollars	%
Product sales	$2,206.7	$1,640.3	$566.4	34.5%
Other revenue	58.2	24.2	34.0	140.5%

Net revenues	2,264.9	1,664.5	600.4	36.1%
Operating expenses:
Cost of sales(1)	961.8	892.1	69.7	7.8%
Selling and marketing	256.1	207.3	48.8	23.5%
General and administrative	268.0	178.3	89.7	50.3%

Contribution	$779.0	$386.8	$392.2	101.4%

Contribution margin	34.4%	23.2%		11.2%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

Net Revenues

The following table presents net revenues for the reporting units in the Actavis Pharma segment for the quarters ended March 31, 2014 and 2013 (in millions):

North American Brands:	March 31,	March 31,	Change
	2014	2013	Dollars	%
Women’s Health	$212.6	$20.0	$192.6	n.m.
Urology / Gastroenterology	225.2	56.7	168.5	n.m.
Dermatology / Established Brands	156.2	52.9	103.3	n.m.

Total North American Brands	594.0	129.6	464.4	358.3%

North American Generics	1,024.2	956.7	67.5	7.1%
International	646.7	578.2	68.5	11.8%

Net Revenues	$2,264.9	$1,664.5	$600.4	36.1%

North American Brand revenues are monitored based on the current mix of promoted products within Women’s Health, Urology / Gastroenterology and Dermatology / Established Brands. Movement of products between categories may occur from time to time based on changes in promotional activities.

Net revenues in our Actavis Pharma segment include product sales and other revenue derived from generic, branded generic, branded and OTC products. Our Actavis Pharma segment product line includes a variety of products and dosage forms. Indications for this line include, but are not limited to, pregnancy prevention, ulcerative colitis, acne, pain management, depression, hypertension, attention-deficit/hyperactivity disorder and smoking cessation. Dosage forms include oral solids, semi-solids, liquids, gels, transdermals, injectables, inhalation and oral transmucosals. Included within our Actavis Pharma segment are our key promoted North American Brand promoted products such as Rapaflo®, Androderm®, Generess® Fe, Crinone® and Trelstar®. In October 2013, as a result of the Warner Chilcott Acquisition, we began promoting a number of products, including, but not limited to, Asacol® HD, Atelvia®, Delzicol®, Doryx®, Estrace® Cream, Enablex®, Lo Loestrin® Fe and Minastrin® 24 Fe. The increase in net revenues in North American Brands due to the Warner Chilcott Acquisition was $433.8 million in the quarter ended March 31, 2014.

Other revenues consist primarily of royalties, milestone receipts, commission income and revenue from licensing arrangements, co-promotion revenue and the recognition of deferred revenue relating to our obligation to manufacture and supply brand products to third parties. Other revenues also include revenue recognized from R&D and licensing agreements.

The increase in net revenues is primarily due to the Warner Chilcott Acquisition, which contributed three months of sales in 2014 compared to no sales in the prior period ($481.3 million world wide).

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

The increase in cost of sales was due to higher product sales as a result of the Warner Chilcott Acquisition ($172.0 million), including the impact of selling through a portion of the fair value step-up of the October 1, 2013 Warner Chilcott inventory acquired ($124.6 million). Included in the quarter ended March 31, 2013 was $93.5 million relating to the impact of selling through a portion of the fair value step-up related to the Actavis Group Acquisition.

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel-related costs, product promotion costs, distribution costs, professional services costs, insurance, depreciation and travel costs.

The increase in selling and marketing expenses was primarily due to higher selling and marketing costs associated with the Warner Chilcott Acquisition ($55.9 million), offset, in part, by restructuring activities related to the Actavis Group during the year ended December 31, 2013.

General and Administrative Expenses

General and administrative expenses consist mainly of personnel-related costs, facilities costs, transaction costs, insurance, depreciation, litigation and settlement costs and professional services costs which are general in nature.

The increase in general and administrative expenses was due in part to increased operating costs including additional personnel costs due to the expansion of the Company’s size, costs incurred by Warner Chilcott for both ongoing operating expenses of $46.8 million and integration and restructuring charges of $12.4 million, including $5.0 million of stock-based compensation. In the quarter ended March 31, 2014, the Company also incurred costs in connection with the proposed acquisition of Forest Laboratories of $14.2 million.

Anda Distribution Segment

	Quarter Ended March 31,		Change
($ in millions)	2014	2013	Dollars	%
Product sales	$390.2	$231.0	$159.2	69.0%
Other revenue	—	—	—	0.0%

Net revenues	390.2	231.0	159.2	69.0%
Operating expenses:
Cost of sales(1)	331.2	194.5	136.7	70.3%
Selling and marketing	27.0	19.9	7.1	35.7%
General and administrative	7.8	7.5	0.3	0.4%

Contribution	$24.2	$9.1	$15.1	165.9%

Contribution margin	6.2%	3.9%		2.3%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

Net Revenues

Our Anda Distribution segment distributes generic and brand pharmaceutical products manufactured by third parties, as well as by Actavis, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. Sales are principally generated through an in-house telemarketing staff and through internally developed ordering systems. The Anda Distribution segment operating results exclude sales by Anda of products developed, acquired, or licensed by the Actavis Pharma segment.

The increase was primarily due to an increase in U.S. base product sales due to volume increases ($112.7 million) and an increase in period-over-period third party launches ($46.5 million).

Cost of Sales

Cost of sales includes third party acquisition costs, profit-sharing or royalty payments for products sold pursuant to licensing agreements and inventory reserve charges, where applicable. Cost of sales does not include amortization or impairment costs for other acquired intangibles.

The increase in cost of sales within our Anda Distribution segment was due to higher product sales. Cost of sales as a percentage of revenue increased to 84.9% compared to 84.2% in the prior year period primarily due to product and customer mix.

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel costs, facilities costs, insurance and freight costs which support the Anda Distribution segment sales and marketing functions.

The increase in selling and marketing expenses relate to higher freight costs and higher personnel costs.

General and Administrative Expenses

General and administrative expenses consist mainly of personnel-related costs, facilities costs, insurance, depreciation and professional services costs.

Research and Development Expenses

	Quarter Ended March 31,		Change
($ in millions)	2014	2013	Dollars	%
Research and development	$171.5	$132.1	$39.4	29.8%
as % of net revenues	6.5%	7.0%

R&D expenses consist predominantly of personnel-related costs, API costs, contract research, biostudy and facilities costs associated with product development. The increase in R&D expenses was primarily due to higher costs associated with the Warner Chilcott Acquisition ($19.9 million).

Amortization

	Quarter Ended March 31,		Change
($ in millions)	2014	2013	Dollars	%
Amortization	$424.2	$158.4	$265.8	167.8%
as % of net revenues	16.0%	8.4%

Amortization for the quarter ended March 31, 2014 increased as compared to the prior year period primarily as a result of amortization of identifiable assets acquired in the Warner Chilcott Acquisition ($284.5 million).

Loss on asset sales, impairments and contingent consideration adjustment, net

	Quarter Ended March 31,		Change
($ in millions)	2014	2013	Dollars	%
Loss on asset sales, impairments and contingent consideration adjustment, net	$(0.4)	$148.0	$(148.4)	(100.3)%

Loss on asset sales, impairments and contingent consideration adjustment, net for the quarter ended March 31, 2014 primarily included the reversal of impairment losses due to movements in working capital related to our Western European assets held for sale of $3.4 million and the gain on the sale of Columbia Laboratories, Inc. of $4.3 million, offset, in part, by the impairment on our Lincolnton assets held for sale of $5.7 million as well as the impairment of select intangible assets of $1.5 million. Loss on asset sales, impairments and contingent consideration adjustment, net for the three months ended March 31, 2013 includes a non-cash fair value adjustment for contingent consideration as a result of the decision to award the remaining 1.65 million contingent shares in connection with the Actavis Group Acquisition ($150.3 million), offset, in part, by net gains on miscellaneous asset sales.

Interest Income

	Quarter Ended March 31,		Change
($ in millions)	2014	2013	Dollars	%
Interest income	$1.0	$0.8	$0.2	25.0%

Interest income represents interest earned on cash and cash equivalents held during the respective periods.

Interest Expense

	Quarter Ended March 31,		Change
($ in millions)	2014	2013	Dollars	%
Interest expense — 2009 Senior Notes	$6.3	$12.3	$(6.0)	(48.8)%
Interest expense — 2012 Senior Notes	32.5	31.8	0.7	2.2%
Interest expense — WC Notes	18.8	—	18.8	n.m.
Interest expense — Term Loans	13.7	8.2	5.5	67.1%
Interest expense — Revolving Credit Facility	0.7	0.6	0.1	16.7%
Interest expense — Other	0.8	1.2	(0.4)	(33.3)%

Interest expense	$72.8	$54.1	$18.7	34.6%

Interest expense increased for the quarter ended March 31, 2014 over the prior year primarily due to the indebtedness under the WC Notes (defined below) and the WC Term Loan Agreement incurred in connection with the Warner Chilcott Acquisition.

Other Income (expense), net

	Quarter Ended March 31,		Change
($ in millions)	2014	2013	Dollars	%
Gain on sale of investments	$4.3	$—	4.3	n.m.
Bridge loan commitment fee	(9.4)	—	(9.4)	n.m.
Earnings on equity method investments	1.1	0.9	0.2	22.2%
Other income	9.0	19.7	(10.7)	(54.3)%

Other income (expense), net	$5.0	$20.6	$(15.6)	(75.7)%

Gain on Sale of Investment

During the quarter ended March 31, 2014, we sold our minority interest in Columbia Laboratories Inc. for $8.5 million. As a result, we recognized a gain on the sale of $4.3 million.

Bridge Loan Commitment Fee

In connection with the Forest Merger Agreement, we secured a bridge loan commitment of up to $7.0 billion and incurred associated commitment costs of $20.3 million. During the quarter ended March 31, 2014, we recorded an expense of $9.4 million, of which $7.5 million related to the termination of $2.0 billion of the bridge loan commitments.

Other Income

In the quarter ended March 31, 2014, we recorded income of $5.0 million, in connection with the agreement entered into on January 24, 2014 with Nitrogen DS Limited, one of the sellers associated with the Actavis Group Acquisition, in which we received payment from Nitrogen DS Limited in exchange for their right to transfer, sell, or assign or otherwise dispose of 50% of the locked up Actavis shares owned.

During the quarter ended March 31, 2013, in connection with the Arrow Group acquisition in December 2009, an amount had been maintained in escrow pending the settlement of certain post-closing matters. In January 2013, the Company received $15.0 million from the escrow account.

Provision for Income Taxes

	Quarter Ended March 31,		Change
($ in millions)	2014	2013	Dollars	%
Provision for income taxes	$44.4	$28.2	$16.2	57.4%
Effective tax rate	31.5%	(37.5)%

The Company’s effective tax rate for the quarter ended March 31, 2014 was 31.5% compared to (37.5)% for the quarter ended March 31, 2013. The effective tax rate for the quarter ended March 31, 2014 was impacted by income earned in jurisdictions with tax rates lower than the U.S. federal tax rate, offset by losses in certain non-U.S. jurisdictions for which no tax benefit is provided and the amortization of intangibles and inventory being tax benefited at a lower rate than the U.S. federal tax rate. Additionally, the tax provision included a benefit of $9.7 million related to certain changes to the Company’s uncertain tax positions. The effective tax rate for the quarter ended March 31, 2013 was impacted by certain non-deductible pre-tax expenses including a charge for consideration due to the former Actavis Group stakeholders of $150.3 million. This was partially offset by non-taxable pre-tax income of $15.0 million related to the Arrow Acquisition.

Liquidity and Capital Resources

Working Capital Position

Working capital at March 31, 2014 and December 31, 2013 is summarized as follows:

($ in millions):	March 31, 2014	December 31, 2013	Increase (Decrease)
Current Assets:
Cash and cash equivalents	$337.7	$329.0	$8.7
Marketable securities	2.5	2.5	—
Accounts receivable, net	1,508.7	1,404.9	103.8
Inventories, net	1,726.3	1,786.3	(60.0)
Prepaid expenses and other current assets	393.4	409.2	(15.8)
Current assets held for sale	294.9	271.0	23.9
Deferred tax assets	277.2	231.8	45.4

Total current assets	4,540.7	4,434.7	106.0

Current liabilities:
Accounts payable and accrued expenses	$2,323.8	$2,343.2	$(19.4)
Income taxes payable	138.9	96.6	42.3
Current portion of long-term debt and capital leases	268.3	534.6	(266.3)
Deferred revenue	35.8	38.8	(3.0)
Current liabilities held for sale	204.7	246.6	(41.9)
Deferred tax liabilities	30.6	35.1	(4.5)

Total current liabilities	3,002.1	3,294.9	(292.8)

Working Capital	$1,538.6	$1,139.8	$398.8

Working Capital excluding assets held for sale, net	$1,448.4	$1,115.4	$333.0

Adjusted Current Ratio	1.52	1.37

Working capital excluding assets held for sale, net, increased $333.0 million to $1,448.4 million at March 31, 2014 compared to $1,115.4 million at December 31, 2013. This increase is due to net income, adjusted for non-cash activity during the quarter ended March 31, 2014 of $562.0 million, offset, in part, by the paydown of the outstanding balance under the revolving credit facility of $265.0 million.

Cash Flows from Operations

Summarized cash flow from operations is as follows:

	Quarter Ended March 31,
($ in millions)	2014	2013
Net cash provided by operating activities	$439.6	$218.6

Cash flows from operations represent net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities increased $221.0 million in the quarter ended March 31, 2014 versus the prior year period, due primarily to an increase in net income, adjusted for non-cash activity of $326.2 million ($562.0 million and $235.8 million of adjusted cash net income in the quarters ended March 31, 2014 and 2013, respectively), offset, in part, by an increase in working capital.

Management expects that available cash balances and the remaining 2014 cash flows from operating activities will provide sufficient resources to fund our operating liquidity needs and expected 2014 capital expenditure funding requirements.

Investing Cash Flows

Our cash flows from investing activities are summarized as follows:

	Quarter Ended March 31,
($ in millions)	2014	2013
Net cash (used in) investing activities	$(24.1)	$(171.6)

Investing cash flows consist primarily of cash used in acquisitions of businesses and intangibles (primarily product rights), capital expenditures for property, plant and equipment and purchases of investments and marketable securities partially offset by proceeds from the sale of investments and marketable securities. Included in the quarter ended March 31, 2014 was cash used in connection with capital expenditures for property, plant and equipment of $42.5 million, offset, in part by cash received from the sale of investments of $15.0 million.

Included in the three months ended March 31, 2013 was cash used in connection with the Uteron Acquisition, net of cash acquired of $141.3 million, and capital expenditures for property, plant and equipment of $29.2 million.

Financing Cash Flows

Our cash flows from financing activities are summarized as follows:

	Quarter Ended March 31,
($ in millions)	2014	2013
Net cash (used in) financing activities	$(368.0)	$(42.5)

Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of ordinary shares and proceeds from the exercise of stock options. Cash used in financing activities in the quarter ended March 31, 2014 included payments on outstanding indebtedness of $326.1 million including $265.0 million on the revolving credit facility, debt issuance costs of $20.3 million and the repurchase of ordinary shares to satisfy tax withholding obligations in connection with vested restricted stock issued to employees of $57.0 million, offset, in part, by the excess tax benefit relating to stock-based compensation of $36.8 million. Included in the three months ended March 31, 2013 were net payments on debt of $22.1 million and the repurchase of outstanding shares of $21.9 million.

Debt and Borrowing Capacity

Debt consisted of the following (in millions):

	March 31, 2014	December 31, 2013
WC Term Loan Agreement	$1,809.5	$1,832.8
Amended and Restated ACT Term Loan	1,273.6	1,310.0
Revolving Credit Facility	—	265.0
Senior Notes:
$1,200.0 million 1.875% notes due October 1, 2017	1,200.0	1,200.0
$1,250.0 million 7.75% notes due September 15, 2018	1,250.0	1,250.0
$400.0 million 6.125% notes due August 14, 2019	400.0	400.0
$1,700.0 million 3.250% notes due October 1, 2022	1,700.0	1,700.0
$1,000.0 million 4.625% notes due October 1, 2042	1,000.0	1,000.0
Plus: Unamortized premium	98.4	103.9
Less: Unamortized discount	(31.3)	(31.9)

Senior Notes, net	5,617.1	5,622.0
Capital leases	20.3	22.2

Total debt	8,720.5	9,052.0
Less: Current portion	268.3	534.6

Total long-term debt and capital leases	$8,452.2	$8,517.4

Credit Facility Indebtedness

2013 Term Loan

WC Term Loan Agreement

On October 1, 2013 the Company borrowed $1.0 billion under the Three Year Tranche and $1.0 billion under the Five Year Tranche. The proceeds of borrowings under the WC Term Loan Agreement, together with $41.0 million of cash on hand, were used to finance, the repayment in full of all amounts outstanding under Warner Chilcott’s then-existing Credit Agreement, dated as of March 17, 2011, as amended by Amendment No. 1 on August 20, 2012, among the WC Borrowers, BofA, as administrative agent and a syndicate of banks participating as lenders.

Borrowings under the WC Term Loan Agreement bear interest at the applicable WC Borrower’s choice of a per annum rate equal to either (a) a base rate plus an applicable margin per annum varying from (x) 0.00% per annum to 0.75% per annum under the Three Year Tranche and (y) 0.125% per annum to 0.875% per annum under the Five Year Tranche, depending on the publicly announced debt ratings for non-credit-enhanced, senior unsecured long-term indebtedness of the parent (such applicable debt rating the “Debt Rating”) or (b) a Eurodollar rate, plus an applicable margin varying from (x) 1.00% per annum to 1.75% per annum under the Three Year Tranche and (y) 1.125% per annum to 1.875% per annum under the Five Year Tranche, depending on the Debt Rating.

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

We are subject to, and at March 31, 2014 were in compliance with, all financial and operational covenants under the terms of the WC Term Loan Agreement. As of March 31, 2014, the outstanding indebtedness under the Three Year Tranche and the Five Year Tranche was $925.0 million and $884.5 million, respectively. The book value of the outstanding indebtedness approximates fair value as the debt is at variable interest rates and re-prices frequently.

Amended and Restated Actavis, Inc. Credit and Guaranty Agreements

Amended and Restated ACT Term Loan

On the Closing Date and pursuant to the Term Loan Amendment Agreement (the “Term Amendment Agreement”), by and among Actavis, Inc., a wholly owned subsidiary of the Company, BofA, as administrative agent thereunder, and the lenders party thereto, dated as of August 1, 2013, we, as parent guarantor, Actavis WC Holding S.à r.l. (the “ACT Borrower”), as borrower, Actavis, Inc., as a subsidiary guarantor, and BofA, as administrative agent, entered into the Amended and Restated Actavis Term Loan Credit and Guaranty Agreement (the “ACT Term Loan Agreement”), dated as of October 1, 2013. The ACT Term Loan Agreement amended and restated Actavis, Inc.’s $1,800.0 million senior unsecured term loan credit facility, dated as of June 22, 2012. At closing, an aggregate principal amount of $1,572.5 million was outstanding under the ACT Term Loan Agreement.

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

The Amended and Restated Term Loan matures on October 31, 2017. The outstanding principal amount is payable in equal quarterly installments of 2.50% per quarter, with the remaining balance payable on the maturity date.

We are subject to, and at March 31, 2014 were in compliance with, all financial and operational covenants under the terms of the ACT Term Loan Agreement. The outstanding balance of the Term Loan at March 31, 2014 was $1,273.6 million. The book value of the outstanding indebtedness approximates fair value as the debt is at variable interest rates and re-prices frequently.

Revolving Credit Facility

On the Closing Date and pursuant to the Revolver Loan Amendment Agreement (the “Revolver Amendment Agreement” and, together with the Term Amendment Agreement, the “Amendment Agreements”), by and among Actavis, Inc., as subsidiary guarantor, BofA, as administrative agent thereunder, and the lenders party thereto, dated as of August 1, 2013, the Company, as parent guarantor, the ACT Borrower, as borrower, Actavis, Inc., as a subsidiary guarantor, and BofA, as administrative agent, entered into that certain Amended and Restated Actavis Revolving Credit and Guaranty Agreement (the “ACT Revolving Credit Agreement” and, together with the ACT Term Loan Agreement, the “Amended and Restated Credit Agreements”), dated as of October 1, 2013. The ACT Revolving Credit Agreement amended and restated Actavis, Inc.’s $750.0 million senior unsecured revolving credit facility dated as of September 16, 2011, as amended by that certain Amendment No. 1 to the credit agreement and joinder agreement, dated as of May 21, 2012. At closing, $9.4 million of letters of credit were outstanding under the ACT Revolving Credit Agreement. At closing, no loans were outstanding under the ACT Revolving Credit Agreement.

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

We are subject to, and as of March 31, 2014 were in compliance with, all financial and operational covenants under the terms of the Revolving Credit Facility. At March 31, 2014, letters of credit outstanding were $9.4 million. The net availability under the Revolving Credit Facility was $740.6 million.

Senior Notes Indebtedness

Actavis, Inc. Supplemental Indenture

On October 1, 2013, the Company, Actavis, Inc., a wholly owned subsidiary of the Company, and Wells Fargo Bank, National Association, as trustee, entered into a fourth supplemental indenture (the “Fourth Supplemental Indenture”) to the indenture, dated as of August 24, 2009 (the “Base Indenture” and, together with the First Supplemental Indenture, the Second Supplemental Indenture and the Third Supplemental Indenture (each as defined below), the “Indenture”), as supplemented by the first supplemental indenture, dated as of August 24, 2009 (the “First Supplemental Indenture”), the second supplemental indenture, dated as of May 7, 2010 (the “Second Supplemental Indenture”), and the third supplemental indenture, dated as of October 2, 2012 (the “Third Supplemental Indenture”). Pursuant to the Fourth Supplemental Indenture, the Company has provided a full and unconditional guarantee of Actavis, Inc.’s obligations under its $450.0 million 5.000% senior notes due August 15, 2014, (the “2014 Notes”), its $400.0 million 6.125% senior notes due August 15, 2019 (the “2019 Notes”), its $1,200.0 million 1.875% senior notes due October 1, 2017 (the “2017 Notes”), its $1,700.0 million 3.250% senior notes due October 1, 2022 (the “2022 Notes”) and its $1,000.0 million 4.625% Senior Notes due October 1, 2042 (the “2042 Notes”, and together with the 2014 Notes, the 2019 Notes, the 2017 Notes and the 2022 Notes, the “Notes”).

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

The fair value of the outstanding WC Notes ($1,250.0 million face value), as determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurement” (“ASC 820”) under Level 2 based upon quoted prices for similar items in active markets, was $1,336.0 million and $1,357.4 million as of March 31, 2014 and December 31, 2013, respectively.

2012 Notes Issuance

On October 2, 2012, Actavis, Inc., a wholly owned subsidiary of the Company, issued the 2017 Notes, the 2022 Notes, and the 2042 Notes (collectively the “2012 Senior Notes”). Interest payments are due on the 2012 Senior Notes semi-annually in arrears on April 1 and October 1 beginning April 1, 2013. Net proceeds from the offering of the 2012 Senior Notes were used for the Actavis Group Acquisition. The fair value of the outstanding 2012 Senior Notes ($3,900.0 million face value), as determined in accordance with ASC 820 under Level 2 based upon quoted prices for similar items in active markets, was $3,779.0 million and $3,683.2 million as of March 31, 2014 and December 31, 2013, respectively.

2009 Notes Issuance

On August 24, 2009, Actavis, Inc. issued the 2014 Notes and the 2019 Notes (collectively the “2009 Senior Notes”). Interest payments are due on the 2009 Senior Notes semi-annually in arrears on February 15 and August 15, respectively, beginning February 15, 2010. Net proceeds from the offering of 2009 Senior Notes were used to repay certain debt with the remaining net proceeds being used to fund a portion of the cash consideration for the Arrow Group (acquired on December 2, 2009, in exchange for cash consideration of $1.05 billion, approximately 16.9 million shares of the Company’s Restricted Ordinary Shares and 200,000 shares of the Company’s Mandatorily Redeemable Preferred Stock and certain contingent consideration). The 2014 Notes, which had an outstanding principal balance of $450.0 million and which were fully and unconditionally guaranteed by us, were redeemed on November 5, 2013 at a redemption price equal to $465.6 million, which resulted in a cash expense of $15.6 million in the fourth quarter of 2013. The fair value of the Company’s outstanding 2009 Senior Notes ($400.0 million face value), as determined in accordance with ASC 820 under Level 2 based upon quoted prices for similar items in active markets, was $461.1 million and $460.9 million as of March 31, 2014 and December 31, 2013, respectively.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, net revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Investment Risk

As of March 31, 2014, our total investments in marketable and equity securities of other companies, including equity method investments were $12.4 million (included in marketable securities and investments and other assets). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.

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

Floating Rate Debt

At March 31, 2014, borrowings outstanding under the WC Term Loan Agreement and the Amended and Restated Term Loan were $3,083.1 million. Assuming a one percent increase in the applicable interest rate, annual interest expense under the WC Term Loan Agreement and the Amended and Restated ACT Term Loan would increase by approximately $30.8 million over the next twelve months.

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

Net foreign currency gains and losses did not have a material effect on the Company’s results of operations for the quarters ended March 31, 2014 or 2013, respectively.

Other

We do not believe that inflation has had a significant impact on our revenues or operations.

At this time, we have no material commodity price risks.

ITEM 4.	CONTROLS AND PROCEDURES

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2013. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2013 because of the material weakness in our internal control over financial reporting described in our Annual Report on Form 10-K. The Company has started the remediation of implementing changes in information technology general controls in order to improve controls over segregation of duties, restricted access to programs and data, and change management activities in order to address the previously reported internal control deficiencies in our Form 10-K. The Company will continue to take measures that may be necessary and advisable so as to institute measures to address the material weakness.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting, during the fiscal quarter ended March 31, 2014, that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to “PART I, ITEM 3. LEGAL PROCEEDINGS,” of our Annual Report on Form 10-K for the year ended December 31, 2013 and “Legal Matters” in “NOTE 17 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Quarterly Report.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors previously disclosed in “Item 1A” of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities; Uses of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2014, we repurchased 272,990 of our ordinary shares to satisfy tax withholding obligations in connection with the vesting of restricted shares issued to employees as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 - 31, 2014	39,421	$188.84	—	—
February 1 - 28, 2014	29,133	$204.25	—	—
March 1 - 31, 2014	204,436	$213.11	—	—

January 1 - March 31, 2014	272,990	$208.66

ITEM 6.	EXHIBITS

Reference is hereby made to the Exhibit Index on page 63.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 5, 2014.

ACTAVIS PLC

By:	/s/ R.Todd Joyce
Name:	R.Todd Joyce
Title:	Chief Financial Officer - Global (Principal Executive Officer)

By:	/s/ James C. D’Arecca
Name:	James C. D’Arecca
Title:	Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*#	Employee Severance Pay Plan for Employees of Actavis Inc. and Certain of Its U.S. Subsidiaries.

10.2*#	Change of Control Severance Pay Plan for Certain Management Employees of Actavis, Inc. and Its U.S. Subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Label Definition Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Exchange Act.