Form 10-Q
period 2014-06-30
Actavis plc
filed 2014-08-05
CIK 1578845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Number of shares of Registrant’s Ordinary Shares outstanding on July 18, 2014: 264,260,713

ACTAVIS PLC

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

ACTAVIS PLC

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except par value and share data)

	June 30, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$4,293.6	$329.0
Marketable securities	2.5	2.5
Accounts receivable, net	1,567.7	1,404.9
Inventories, net	1,633.3	1,786.3
Prepaid expenses and other current assets	534.8	409.2
Current assets held for sale	37.6	271.0
Deferred tax assets	203.4	231.8

Total current assets	8,272.9	4,434.7
Property, plant and equipment, net	1,532.9	1,616.8
Investments and other assets	164.6	137.5
Deferred tax assets	109.6	104.8
Product rights and other intangibles	7,528.0	8,234.5
Goodwill	8,181.4	8,197.6

Total assets	$25,789.4	$22,725.9

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,443.1	$2,343.2
Income taxes payable	82.2	96.6
Current portion of long-term debt and capital leases	1,588.8	534.6
Deferred revenue	39.5	38.8
Current liabilities held for sale	—	246.6
Deferred tax liabilities	29.8	35.1

Total current liabilities	4,183.4	3,294.9

Long-term debt and capital leases	10,742.6	8,517.4
Deferred revenue	40.6	40.1
Other long-term liabilities	261.1	326.2
Other taxes payable	199.3	187.3
Deferred tax liabilities	677.7	822.9

Total liabilities	16,104.7	13,188.8

Commitments and contingencies
Equity:
Ordinary shares; $0.0001 par value per share; 1,000.0 million shares authorized, 174.5 million and 174.2 million shares issued and outstanding, respectively	—	—
Additional paid-in capital	8,011.9	8,012.6
Retained earnings	1,577.5	1,432.3
Accumulated other comprehensive income	90.3	90.5
Treasury stock, at cost; zero and 18.3 thousand shares held, respectively	0.0	(3.3)

Total shareholders’ equity	9,679.7	9,532.1
Noncontrolling interest	5.0	5.0

Total equity	9,684.7	9,537.1

Total liabilities and equity	$25,789.4	$22,725.9

See accompanying Notes to Consolidated Financial Statements.

ACTAVIS PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net revenues	$2,667.2	$1,989.8	$5,322.3	$3,885.3

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	1,296.5	1,050.3	2,589.5	2,136.9
Research and development	158.0	136.3	329.5	268.4
Selling and marketing	291.5	235.6	574.6	462.8
General and administrative	270.1	225.8	545.9	411.6
Goodwill impairment	—	647.5	—	647.5
Amortization	422.9	149.6	847.1	308.0
Asset sales, impairments and contingent consideration adjustment, net	22.1	7.8	21.7	155.8

Total operating expenses	2,461.1	2,452.9	4,908.3	4,391.0

Operating income / (loss)	206.1	(463.1)	414.0	(505.7)

Non-Operating income (expense):

Interest income	1.2	1.2	2.2	2.0
Interest expense	(79.1)	(55.1)	(151.9)	(109.2)
Other income (expense), net	(35.8)	3.8	(30.8)	24.4

Total other income (expense), net	(113.7)	(50.1)	(180.5)	(82.8)

Income / (loss) before income taxes and noncontrolling interest	92.4	(513.2)	233.5	(588.5)
Provision for income taxes	43.6	51.4	88.0	79.6

Net income / (loss)	48.8	(564.6)	145.5	(668.1)
(Income) / loss attributable to noncontrolling interest	(0.1)	(0.2)	(0.3)	0.5

Net income / (loss) attributable to ordinary shareholders	$48.7	$(564.8)	$145.2	$(667.6)

Earnings / (loss) per share attributable to ordinary shareholders:
Basic	$0.28	$(4.27)	$0.83	$(5.09)

Diluted	$0.28	$(4.27)	$0.83	$(5.09)

Weighted average shares outstanding:
Basic	174.2	132.2	174.0	131.2

Diluted	175.0	132.2	175.0	131.2

See accompanying Notes to Consolidated Financial Statements.

ACTAVIS PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

(Unaudited; in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income / (loss)	$48.8	$(564.6)	$145.5	$(668.1)
Other comprehensive income / (loss)
Foreign currency translation gains / (losses)	6.6	7.4	(0.9)	(121.1)
Unrealized gains, net of tax	—	—	0.7	—
Reclassification of gains included in net income / (loss), net of tax	—	—	—	—

Total other comprehensive income / (loss), net of tax	6.6	7.4	(0.2)	(121.1)

Comprehensive income / (loss)	55.4	(557.2)	145.3	(789.2)
Comprehensive (income) / loss attributable to noncontrolling interest	(0.1)	(0.2)	(0.3)	0.5

Comprehensive income / (loss) attributable to ordinary shareholders	$55.3	$(557.4)	$145.0	$(788.7)

See accompanying Notes to Consolidated Financial Statements.

ACTAVIS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Six Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities:
Net income / (loss)	$145.5	$(668.1)

Reconciliation to net cash provided by operating activities:
Depreciation	105.1	97.6
Amortization	847.1	308.0
Provision for inventory reserve	75.3	29.5
Share-based compensation	31.2	26.3
Deferred income tax benefit	(151.5)	(137.5)
(Earnings) loss on equity method investments	(1.8)	(1.7)
Goodwill impairment	—	647.5
Loss / (gain) on sale of securities and asset sales and impairments, net	43.7	5.5
Amortization of inventory step up	210.0	93.5
Amortization of deferred financing costs	26.4	3.8
Increase / (decrease) in allowance for doubtful accounts	3.0	(1.0)
Accretion of contingent payment consideration	8.5	1.4
Contingent consideration fair value adjustment	(36.4)	150.3
Excess tax benefit from stock-based compensation	(22.7)	(14.2)
Other, net	(11.2)	1.2
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	(162.9)	(46.1)
Decrease / (increase) in inventories	(154.4)	(215.0)
Decrease / (increase) in prepaid expenses and other current assets	30.5	21.2
Increase / (decrease) in accounts payable and accrued expenses	53.0	(18.5)
Increase / (decrease) in deferred revenue	(8.6)	22.8
Increase / (decrease) in income and other taxes payable	(101.4)	(19.8)
Increase / (decrease) in other assets and liabilities	(19.3)	4.3

Total adjustments	763.6	959.1

Net cash provided by operating activities	909.1	291.0

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(80.8)	(73.8)
Additions to product rights and other intangibles	—	(2.4)
Proceeds from the sale of assets	18.0	11.9
Proceeds from sales of property, plant and equipment	4.2	5.9
Acquisitions of business, net of cash acquired	(119.2)	(194.6)

Net cash (used in) investing activities	(177.8)	(253.0)

Cash Flows From Financing Activities:
Proceeds from borrowings on credit facility	80.0	125.0
Proceeds from borrowings of long-term indebtedness	3,676.2	—
Debt issuance and other financing costs	(51.9)	—
Payments on debt, including capital lease obligations	(467.8)	(216.7)
Proceeds from stock plans	8.1	5.5
Payments of contingent consideration	(7.8)	(2.2)
Repurchase of ordinary shares	(59.4)	(22.5)
Acquisition of noncontrolling interest	—	(10.4)
Excess tax benefit from stock-based compensation	22.7	14.2

Net cash provided by / (used in) financing activities	3,200.1	(107.1)

Effect of currency exchange rate changes on cash and cash equivalents	(3.8)	(23.0)
Movement in cash held for sale	37.0	—

Net increase / (decrease) in cash and cash equivalents	3,964.6	(92.1)
Cash and cash equivalents at beginning of period	329.0	319.0

Cash and cash equivalents at end of period	$4,293.6	$226.9

See accompanying Notes to Consolidated Financial Statements.

ACTAVIS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — General

Actavis plc is an integrated global specialty pharmaceutical company engaged in the development, manufacturing, marketing, sale and distribution of generic, branded generic, brand name (“brand,” “specialty brand” or “branded”), biosimilar and over-the-counter (“OTC”) pharmaceutical products. The Company also develops and out-licenses generic pharmaceutical products primarily in Europe through our Medis third-party business. The Company operates manufacturing, distribution, research and development (“R&D”) and administrative facilities in many of the world’s established and growing international markets, including the United States of America (“U.S.”), Canada and Puerto Rico (together “North America”), and its key international markets around the world (“International”).

The accompanying consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2013 (“Annual Report”), as revised by Form 8-K filed on May 20, 2014, in which the Company revised its previously filed financial statements and other relevant sections of the Annual Report to reflect the impact of changes in operating segments. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted from the accompanying consolidated financial statements. The accompanying year end consolidated balance sheet was derived from the audited financial statements included in the Annual Report. The accompanying interim financial statements are unaudited, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the Company’s consolidated financial position, results of operations, comprehensive income / (loss) and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. All intercompany transactions and balances have been eliminated in consolidation. The Company’s results of operations, comprehensive income / (loss) and cash flows for the interim periods are not necessarily indicative of the results of operations, comprehensive income / (loss) and cash flows that it may achieve in future periods.

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

Royalty and commission revenue is recognized as a component of net revenues in accordance with the terms of their respective contractual agreements when collectability is reasonably assured and when revenue can be reasonably measured.

Multiple-Element Arrangements

The Company identifies each discrete deliverable included in a multiple-element arrangement and identifies which of those deliverables have standalone value to the customer under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-25 “Revenue Recognition — Multiple-Element Arrangements” (“ASC 605-25”) and Accounting Standards Update (“ASU”) 2009-13 “Revenue Recognition — Multiple-Deliverable Revenue” (“ASU No. 2009-13”). The Company allocates arrangement consideration to the deliverables based on the appropriate selling price using the hierarchy outlined in ASC 605-25, as amended by ASU No. 2009-13. The selling price used for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or best estimated selling price (“BESP”) if neither VSOE nor TPE is available. BESP is determined in a manner consistent with that used to establish the price to sell the deliverable on a standalone basis. Revenue is recognized for each unit of accounting based on the relevant authoritative literature for that deliverable.

Contingency-Adjusted Performance Model

Revenues recognized from research, development and licensing agreements (including milestone receipts) are recorded on the “contingency-adjusted performance model” which requires deferral of revenue until such time as contract milestone requirements have been met. Under this model, revenue related to each payment is recognized over the entire contract performance period, starting with the contract’s commencement, but not prior to earning and/or receiving the milestone amount (i.e., removal of any contingency). The amount of revenue recognized is based on the ratio of costs incurred to date to total estimated cost to be incurred. In certain circumstances, it may be appropriate to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. In order to recognize milestone consideration as revenue in the period in which the milestone is achieved, there needs to be “substantive” certainty that the milestone will be achieved, relate solely to past performance and the consideration needs to be commensurate with the Company’s performance. Factors the Company considers in determining whether a milestone is substantive at the inception of an arrangement include: whether substantive effort will be required to achieve the milestone; what labor, skill, and other costs will be incurred to achieve the milestone; how certain the achievement of the milestone is; whether a reasonable amount of time will elapse between any upfront payment and the first milestone as well as between each successive milestone; and, whether the milestone is nonrefundable or contains clawback provisions.

Provisions for SRAs

As is customary in the pharmaceutical industry, our gross product sales are subject to a variety of deductions in arriving at reported net product sales. When the Company recognizes gross revenue from the sale of products, an estimate of SRA is recorded, which reduces the gross product revenues. Accounts receivable and/or accrued liabilities are also reduced and/or increased by the SRA amount. These provisions are estimated based on historical payment experience, historical relationship of the deductions to gross product revenues, government regulations, estimated utilization or redemption rates, estimated customer inventory levels and current contract sales terms with direct and indirect customers. The estimation process used to determine our SRA provision has been applied on a consistent basis and no material revenue adjustments have been necessary to increase or decrease our reserves for SRA as a result of a significant change in underlying estimates. The Company uses a variety of methods to assess the adequacy of the SRA reserves to ensure that our financial statements are fairly stated. This includes periodic reviews of customer inventory data, customer contract programs and product pricing trends to analyze and validate the SRA reserves.

Chargebacks — A chargeback represents an amount payable in the future to a wholesaler for the difference between the invoice price paid by our wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product. The chargeback provision and related reserve varies with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventories. The provision for chargebacks also takes into account an estimate of the expected wholesaler sell-through levels to indirect customers at contract prices. The Company validates the chargeback accrual quarterly through a review of the inventory reports obtained from our largest wholesale customers. This customer inventory information is used to verify the estimated liability for future chargeback claims based on historical chargeback and contract rates. These large wholesalers represent the vast majority of the recipients of the Company’s chargeback payments. We continually monitor current pricing trends and wholesaler inventory levels to ensure the liability for future chargebacks is fairly stated.

Rebates — Rebates include volume related incentives to direct and indirect customers, third party managed care and Medicare Part D rebates, Medicaid rebates and other government rebates. Rebates are accrued based on an estimate of claims to be paid for product sold into trade by the Company. Volume rebates are generally offered to customers as an incentive to use the Company’s products and to encourage greater product sales. These rebate programs include contracted rebates based on customers’ purchases made during an applicable monthly, quarterly or annual period. The provision for third party rebates is estimated based on our customers’ contracted rebate programs and the Company’s historical experience of rebates paid. Any significant changes to our customer rebate programs are considered in establishing the provision for rebates. The provisions for government rebates are based, in part, upon historical experience of claims submitted by the various states / authorities, contractual terms, as well as government regulations. We monitor legislative changes to determine what impact such legislation may have on our provision.

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

Consistent with industry practice, the Company maintains a returns policy that allows customers to return product for a credit. In accordance with the Company’s policy, credits for customer returns of products are applied against outstanding account activity or are settled in cash. Product exchanges are not permitted. Customer returns of product are generally not resalable. The Company’s estimate of the provision for returns is based upon historical experience and current trends of actual customer returns. Additionally, we consider other factors when estimating the current period returns provision, including levels of inventory in the distribution channel, as well as significant market changes which may impact future expected returns.

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

Loyalty cards allow the end user patients a discount per prescription and is accrued based on historical experience, contract terms and the volume of product and cards in the distribution channel.

Net revenues and accounts receivable balances in the Company’s consolidated financial statements are presented net of SRA estimates. SRA balances in accounts receivable were $1,358.7 million and $1,254.8 million at June 30, 2014 and December 31, 2013, respectively. SRA balances in accounts payable and accrued expenses were $668.3 million and $719.0 million at June 30, 2014 and December 31, 2013, respectively. The provisions recorded to reduce gross product sales to net product sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gross product sales	$4,505.7	$3,355.7	$8,834.7	$6,562.1
Provisions to reduce gross product sales to net product sales	1,879.7	1,427.5	3,611.8	2,762.6

Net product sales	$2,626.0	$1,928.2	$5,222.9	$3,799.5

Percentage of provisions to gross sales	41.7%	42.5%	40.9%	42.1%

The decrease in the SRA deductions as a percentage of gross product sales primarily relates to the increase in branded sales versus the prior year periods, which generally have lower rebate percentages, offset, in part, by a shift in U.S. generics sales whereby a higher portion of sales are going through the wholesale channel, which has the impact of raising the rebate percentages. During the six months ended June 30, 2014, the Company lowered SRA balances relating to the valuation of assets and liabilities as part of the Warner Chilcott Acquisition measurement period adjustment by $56.6 million, with an offset to goodwill ($36.8 million) and deferred tax liabilities ($19.8 million).

Goodwill and Intangible Assets with Indefinite-Lives

We test goodwill and intangible assets with indefinite-lives for impairment annually at the end of the second quarter by comparing the fair value of each of our reporting units as determined by a five year cash-flow forecast with a terminal value, to the respective carrying value of the reporting units. Additionally, we may perform tests between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit below its carrying amount. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. During the second quarter of 2014, we performed our annual impairment assessment of goodwill, IPR&D intangible assets and trade name intangibles assets with indefinite-lives. The Company utilized discount rates for its reporting units ranging from 7.5% to 9.5% and long-term growth rates ranging from 2.0% to 4.5% in its estimation of fair value. The factors used in evaluating goodwill for impairment are subject to change and are tracked against historical results by management. Changes in the key assumptions by management can change the results of testing. The Company determined there was no impairment associated with goodwill or trade name intangible assets. During the second quarter of 2014, the Company recorded a $16.3 million impairment related to IPR&D for select projects as the Company decided to no longer invest in these IPR&D projects.

Goodwill is considered impaired if the carrying amount of the net assets exceeds the fair value of the reporting unit. Impairment, if any, would be recorded in operating income and this could result in a material reduction in net income / (loss) and earnings per share. During the 2013 integration of the Actavis Group with the Watson business, the Company reorganized its organizational structure and management performance reporting, which was then further reorganized in January of 2014. In 2013, the reporting units within our Actavis Pharma operating segment were organized as follows: Americas (The United States of America (“U.S.”), Canada, Latin America), Europe (Europe, Russia, Commonwealth of Independent States (“CIS”), and Turkey), and MEAAP (Middle East, Africa, Australia, and Asia Pacific). These reporting units combined the Watson and Actavis Group businesses. The combination of the Watson and the Actavis Group business and net assets in the European reporting unit, combined with other market factors, led to the impairment of the goodwill associated with this reporting unit in the second quarter of 2013.

During the second quarter of 2013, concurrent with the availability of discrete financial information for the then new reporting units, we completed an extensive review of our operating businesses, including exploring options for addressing overall profitability of seven Western European commercial operations consisting of, among other things, restructuring their operations, refocusing their activities on specific sub-markets, as well as potential divestitures of such businesses to other third parties. The potential impact of these conditions were considered in our projections when determining the indicated fair value of our reporting units for the impairment tests that were performed during the second quarter of 2013. Upon completion of step one of the impairment analysis for each of our reporting units, it was concluded the fair value of the Actavis Pharma — Europe reporting unit was below its carrying value including goodwill. This was primarily related to the integration of our Arrow Group (acquired on December 2, 2009, in exchange for cash consideration of $1.05 billion, approximately 16.9 million shares of the Company’s Restricted Ordinary Shares and 200,000 shares of the Company’s Mandatorily Redeemable Preferred Stock and certain contingent consideration (the “Arrow Group Acquisition”)) with the Actavis Group in Europe. The fair value of our reporting units was estimated based on a discounted cash flow model using management’s business plans and projections as the basis for expected future cash flows for approximately five years and residual growth rates ranging from 2% to 4% thereafter. Management believes that the assumptions it used for the impairment tests performed were consistent with those that would be utilized by a market participant in performing similar valuations of our reporting units. A separate discount rate was utilized for each reporting unit that was derived from published sources and, on a weighted average basis, a discount rate of 8% was utilized using our weighted average cost of capital, which considered the overall inherent risk of the reporting unit and the rate of return a market participant would expect. As a result of completing step two of our impairment analysis, we recorded an impairment of the Actavis Pharma — Europe reporting unit of $647.5 million, representing primarily all the goodwill allocated to this reporting unit, in the three and six months ended June 30, 2013.

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

R&D Activities

R&D activities are expensed as incurred and consist of self-funded R&D costs, the costs associated with work performed under collaborative R&D agreements, regulatory fees, and milestone payments, if any. R&D expenses include direct and allocated expenses. On December 19, 2011, the Company entered into a collaboration agreement with Amgen, Inc. (“Amgen”) to develop and commercialize, on a worldwide basis, several oncology antibody biosimilar medicines. Amgen has assumed primary responsibility for developing, manufacturing and initially commercializing the oncology antibody products. As of June 30, 2014, the Company’s maximum potential remaining co-development obligation under this agreement was $282.2 million.

Earnings Per Share (“EPS”)

The Company accounts for EPS in accordance with ASC Topic 260, “Earnings Per Share” (“ASC 260”) and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. Basic EPS is computed by dividing net income / (loss) by the weighted average ordinary shares outstanding during a period. Diluted EPS is based on the treasury stock method and includes the effect from potential issuance of ordinary shares, such as shares issuable pursuant to the exercise of stock options and restricted stock units. Ordinary share equivalents have been excluded where their inclusion would be anti-dilutive.

A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
EPS — basic
Net income / (loss) attributable to ordinary shareholders	$48.7	$(564.8)	$145.2	$(667.6)

Basic weighted average ordinary shares outstanding	174.2	132.2	174.0	131.2

EPS — basic	$0.28	$(4.27)	$0.83	$(5.09)

EPS — diluted

Net income / (loss) attributable to ordinary shareholders	$48.7	$(564.8)	$145.2	$(667.6)

Basic weighted average ordinary shares outstanding	174.2	132.2	174.0	131.2
Effect of dilutive securities:
Dilutive stock awards	0.8	—	1.0	—

Diluted weighted average ordinary shares outstanding	175.0	132.2	175.0	131.2

EPS — diluted	$0.28	$(4.27)	$0.83	$(5.09)

Stock awards to purchase 2.0 million and 2.2 million ordinary shares for the three and six months June 30, 2013, respectively, were outstanding, but not included in the computation of diluted EPS, because the awards were anti-dilutive. There were no anti-dilutive shares for the three and six months ended June 30, 2014.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606” (“ASU 2014-09”) and the International Accounting Standards Board (“IASB”) issued International Financial Reporting Standards (“IFRS”) 15, “Revenue from Contracts with Customers.” The issuance of these documents completes the joint effort by the FASB and the IASB to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and IFRS. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 will supersede the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts.” In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, “Property, Plant, and Equipment,” and intangible assets within the scope of Topic 350, “Intangibles—Goodwill and Other”) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is evaluating the impact, if any, this pronouncement will have on future financial positions and results of operations.

NOTE 3 — Acquisitions and Other Agreements

The following are interim updates to certain acquisition and other agreements described in “Note 4” of the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2013 included in the Annual Report, which are expected to, or have had, a material impact on the financial results of the Company as of and for the periods ended June 30, 2014 and 2013.

Forest Laboratories

On February 17, 2014, the Company entered into a Merger Agreement (the “Forest Merger Agreement”) by and among the Company, Tango US Holdings Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“US Holdco”), Tango Merger Sub 1 LLC, a Delaware limited liability company and a direct wholly owned subsidiary of US Holdco (“Merger Sub 1”), Tango Merger Sub 2 LLC, a Delaware limited liability company and a direct wholly owned subsidiary of US Holdco (“Merger Sub 2” and, together with Merger Sub 1, the “Merger Subs”) and Forest Laboratories, Inc., a Delaware corporation (“Forest” or “Forest Laboratories”).

Under the terms of the Forest Merger Agreement, the acquisition of Forest was accomplished through a merger of Merger Sub 1 with and into Forest (“Merger 1”), with Forest being the surviving entity (the “First Surviving Corporation”). Immediately following the consummation of Merger 1, the First Surviving Corporation merged with and into Merger Sub 2 (“Merger 2” and, together with Merger 1, the “Mergers”), with Merger Sub 2 being the surviving entity.

At the effective time of Merger 1, each share of Forest’s common stock issued and outstanding immediately prior to Merger 1 (other than dissenting shares) was converted into the right to receive, at the election of the holder of such share of Forest common stock, (i) a combination of $26.04 in cash, plus .3306 Company shares (the “Mixed Election”), (ii) $86.81 in cash (the “Cash Election”) or (iii) .4723 Company shares (the “Stock Election”). On July 1, 2014, the transaction closed and Actavis acquired Forest for equity consideration which includes outstanding equity awards (approximately $20.6 billion) and cash consideration (approximately $7.0 billion which was funded in part with cash on hand and financing available on July 1, 2014) of approximately $27.6 billion (the “Forest Acquisition”). Under the terms of the transaction, Forest shareholders received 89.8 million Actavis plc ordinary shares, 6.0 million Actavis plc non-qualified stock options and 1.1 million of Actavis plc share units. The assets acquired and the results of operations of Forest will be included in Actavis plc’s financial statements from the date of acquisition, July 1, 2014.

Forest was a leading, fully integrated, specialty pharmaceutical company largely focused on the United States market. Forest marketed a portfolio of branded drug products and developed new medicines to treat patients suffering from diseases principally in the following therapeutic areas: central nervous system, cardiovascular, gastrointestinal, respiratory, anti-infective, and cystic fibrosis.

As a result of the transaction, the Company incurred transaction and integration costs of $39.8 million, including severance-related charges of $14.8 million, financing-related charges of $5.8 million and other costs associated with the acquisition of $19.2 million in the three months ended June 30, 2014. For the six months ended June 30, 2014, the Company incurred transaction and integration costs of $53.9 million, including severance-related charges of $14.8 million, financing-related charges of $8.7 million and other costs associated with the acquisition of $30.4 million. The Company also incurred $13.5 million and $23.0 million of other expenses relating to the bridge loan commitments as a result of the transaction in the three and six months ended June 30, 2014, respectively.

In order to complete the acquisition, the Company divested two Actavis products to Impax Laboratories, Inc. (“Impax”); Lamotrigine ODT and Ursodiol Tablets for cash consideration. In exchange for the products, the Company received $8.0 million on July 1, 2014. In addition, the Company and Impax entered into a supply agreement whereby the Company will supply product to Impax. Revenues recognized from the divested products were deminimis in the three and six months ended June 30, 2014 and 2013. In addition, on July 1, 2014, the Company divested two acquired Forest products for a combined consideration of $13.5 million. The product revenues were not included in the results of operations of Actavis plc.

May 2014 Acquisition

On May 20, 2014, the Company entered into an agreement to license the product rights for an injectable (the “May 2014 Acquisition”) in certain European territories for an upfront and milestone payments of €5.7 million, or approximately $7.8 million. Under acquisition accounting, the full consideration includes the fair value contingent consideration of €12.5 million, or approximately $17.1 million, for a total consideration equal to approximately €18.2 million, or approximately $24.9 million. The Company is accounting for the acquisition as a business combination requiring that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. As a result of this transaction, the Company recognized intangible assets of €18.2 million, or $24.9 million, in the six months ended June 30, 2014. The Company also entered into a supply agreement, under which it will receive product for a period of five years from the launch of the product with potential renewals thereafter. Pro forma results of operations have not been presented because the effect was not material.

Akorn

On April 17, 2014, the Company entered into agreements with Akorn, Inc. (“Akorn”) and Hi-Tech Pharmacal Co. Inc. to purchase four currently marketed products and one product under development for cash consideration of $16.8 million (the “Akorn Acquisition”). The agreements include three products marketed under Abbreviated New Drug Applications (“ANDA”): Ciprofloxacin Hydrochloride Ophthalmic Solution, Levofloxacin Ophthalmic Solution and Lidocaine Hydrochloride Jelly, and one product marketed under a New Drug Application (“NDA”): Lidocaine/Prilocaine Topical Cream. The Company treated the purchase of the specific products as an acquisition of a business requiring that the assets acquired and liabilities assumed in the business combination be recognized at their fair values as of the acquisition date. Included in the purchase price allocation was the fair value of inventory that the Company purchased of $0.7 million and $16.1 million for intangible assets. The Company also entered into a supply agreement with Akorn, under which Akorn will supply product for a period of either of two years or until an alternative supplier is found. Pro forma results of operations have not been presented because the effect was not material.

Silom Medical Company

On April 1, 2014, the Company acquired Silom Medical Company (“Silom”), a privately held generic pharmaceutical company focused on developing and marketing therapies in Thailand, for consideration of approximately $103.0 million in cash (the “Silom Acquisition”). The Silom Acquisition immediately elevated the Company into a top-five position in the Thai generic pharmaceutical market, with leading positions in the ophthalmic and respiratory therapeutic categories and a strong cardiovascular franchise.

The Silom Acquisition has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date as follows:

Cash and cash equivalents	$3.0
Inventories, net	4.0
Property, plant and equipment, net	16.0
Product rights and other intangibles	64.0
Goodwill	20.0
Other assets and liabilities	(4.0)

Net assets acquired	$103.0

Unaudited Pro Forma Results of Operations

Pro forma results of operations have not been presented because the effect of the Silom Acquisition was not material.

Metronidazole 1.3% Vaginal Gel

On May 1, 2013, we entered into an agreement to acquire the worldwide rights to Valeant Pharmaceuticals International, Inc.’s (“Valeant”) metronidazole 1.3% vaginal gel antibiotic development product, a topical antibiotic for the treatment of bacterial vaginosis, which is being accounted for as a business combination. Under the terms of the agreement, we acquired the product upon U.S. Food and Drug Administration (“FDA”) approval on March 25, 2014 for acquisition accounting consideration of approximately $62.3 million, which included the fair value contingent consideration of $50.3 million and upfront and milestone payments of $12.0 million, of which $9.0 million was incurred in the six months ended June 30, 2014. As a result of this transaction, the Company recognized intangible assets and goodwill of $61.8 million and $0.5 million, respectively in the six months ended June 30, 2014.

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

Recognition and Measurement of Assets Acquired and Liabilities Assumed at Fair Value

The Warner Chilcott Acquisition has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. During the six months ended June 30, 2014, the Company received updated information regarding estimated rebates and returns recorded as of the acquisition date. While finalizing acquisition accounting, the Company recorded a measurement period adjustment relating to SRAs which impacted current liabilities, goodwill and deferred taxes by $56.6 million, $36.8 million and $19.8 million, respectively, in the six months ended June 30, 2014.

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

Consideration

The total consideration for the Warner Chilcott Acquisition of $5,833.9 million is comprised of the equity value of shares that were outstanding and vested prior to October 1, 2013 ($5,761.3 million) and the portion of outstanding equity awards deemed to have been earned as of October 1, 2013 ($72.6 million). The portion deemed not to have been earned ($77.4 million) as of October 1, 2013 will be expensed over the remaining future vesting period, including $5.0 million and $45.4 million relating to Warner Chilcott restructuring charges recognized in the six months ended June 30, 2014 and the year ended December 31, 2013, respectively.

Inventories

The fair value of inventories acquired included a step-up in the value of inventories of $408.3 million. In the three and six months ended June 30, 2014 and the year ended December 31, 2013, the Company recognized $84.9 million, $209.5 million and $173.5 million, respectively, as a component of cost of sales as the inventory acquired on October 1, 2013 was sold to the Company’s customers. Included in finished goods inventory as of June 30, 2014 was $25.3 million relating to the remaining fair value step-up associated with the Warner Chilcott Acquisition.

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

(in millions; except per share amounts)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Net revenues	$2,600.5	$5,082.3
Net (loss) attributable to ordinary shareholders	$(683.6)	$(806.7)
(Loss) per share:
Basic	$(3.96)	$(4.70)
Diluted	$(3.96)	$(4.70)

Acquisition-Related Expenses

Included in general and administrative expenses for the three and six months ended June 30, 2014 are integration and restructuring charges of $7.2 million and $19.6 million, respectively, including stock-based compensation of $5.0 million incurred in connection with the Warner Chilcott Acquisition during the six months ended June 30, 2014.

Acquisition of Uteron Pharma, SA

On January 23, 2013, the Company completed the acquisition of Uteron Pharma, SA for approximately $142.0 million in cash, plus the assumption of debt and other liabilities of $7.7 million and up to $155.0 million in potential future milestone payments, of which $43.4 million was recognized on the date of acquisition (the “Uteron Acquisition”). The acquisition expanded the Company’s specialty brands’ pipeline of Women’s Health products including two potential near term commercial opportunities in contraception and infertility, and one oral contraceptive project. Several additional products in earlier stages of development were also acquired in the Uteron Acquisition.

Contingent Consideration and IPR&D

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

At March 31, 2014, the fair value of the contingent consideration was $38.2 million, of which $22.8 million related specifically to IPR&D related to a project named Estelle and $1.5 million related to IPR&D for Colvir. Estelle is a novel natural estrogen-based 28 day cycle oral contraceptive for the prevention of pregnancy. At June 30, 2014, after an identified triggering event, the acquired IPR&D intangible asset of $13.1 million was deemed to be fully impaired. Consequently, the $22.8 million contingent liability related to Estelle was written off, resulting in a net gain of $9.7 million. Colvir is a treatment of premalignant Human Papilloma Virus (HPV) lesions of the uterine. At June 30, 2014, after an identified triggering event, the acquired IPR&D intangible asset of $2.0 million was deemed to be fully impaired. Consequently the $1.5 million contingent liability was also written off, resulting in a net loss of $0.5 million.

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

Inventories

The fair value of inventories acquired included a step-up in the value of inventories of approximately $137.3 million. In the six months ended June 30, 2013, the Company recognized the remaining $93.5 million as a component of cost of sales as the inventory acquired was sold to the Company’s customers.

Contingent Consideration

At December 31, 2012, the Company estimated the Actavis Group earn-out to be 3.85 million shares, or $329.2 million, which was recognized on the date of acquisition. On March 28, 2013, based on further evaluation, the decision was made to award the remaining 1.65 million contingent shares. Accordingly, during the six months ended June 30, 2013, the Company recorded an expense of $150.3 million for contingent consideration as a result of the decision to award all remaining contingent shares.

Other Transactions

The following transactions are expected to, or have had, a material impact on the financial results of the Company as of and for the periods ended June 30, 2014 and 2013.

Lincolnton Manufacturing Facility

During the six months ended June 30, 2014, the Company sold assets in our Lincolnton manufacturing facility. As of March 31, 2014, these assets were held for sale resulting in an impairment charge of $5.7 million in the three months ended March 31, 2014. During the three months ended June 30, 2014, the Company sold the manufacturing facility to G&W NC Laboratories, LLC (“G&W”) for $21.5 million. In addition, the Company and G&W entered into a supply agreement, whereby G&W will supply the Company product during a specified transition period. The Company allocated the fair value of the consideration to the business sold of $25.8 million and the supply agreement, which resulted in a prepaid asset to be amortized into cost of sales over the transition period of $4.3 million. As a result of the final sales terms, the Company recorded a gain on business sold of $6.6 million and $0.9 million during the three and six months ended June 30, 2014, respectively.

Corona Facility

During the quarter ended June 30, 2014, the Company held for sale assets in our Corona, California manufacturing facility. As a result, the Company recognized an impairment charge of $18.6 million in the quarter ended June 30, 2014, including a write-off of property, plant and equipment, net, due to the integration of Warner Chilcott of $5.8 million.

Valeant

During the second quarter of 2014, the Company and Valeant terminated our existing co-promotion agreements relating to Zovirax and Cordan® Tape. Prior to this termination, we co-promoted Zovirax® cream (acyclovir 5%) to obstetricians and gynecologists in the U.S. and Valeant co-promoted Actavis Pharma’s Cordran® Tape (flurandrenolide) product in the U.S. Under terms of the agreement related to the co-promotion of Zovirax® cream, we utilized our existing Actavis Pharma sales and marketing structure to promote the product and received a co-promotion fee from sales generated by prescriptions written by our defined targeted physician group. The fees we earned under the Zovirax cream co-promotion arrangement were recognized in other revenues in the period in which the revenues were earned. Under the terms of the Cordran® Tape co-promotion agreement, Valeant utilized its existing Dermatology sales and marketing structure to promote the product, and received a co-promotion fee on sales. The fees we paid under the Cordran Tape arrangement were recognized in the period incurred as an operating expense.

Columbia Laboratories Inc.

During the six months ended June 30, 2014, the Company sold its minority interest in Columbia Laboratories Inc. for $8.5 million. As a result, the Company recorded a gain on the sale of the investment of $4.3 million in the six months ended June 30, 2014. Our former investment in Columbia Laboratories, Inc. was accounted for as an equity method investment.

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

Western European Assets Held for Sale

During the year ended December 31, 2013, the Company held for sale our commercial infrastructure in France, Italy, Spain, Portugal, Belgium, Germany and the Netherlands, including products, marketing authorizations and dossier license rights. The

Company believes that the divestiture allows the Company to focus on faster growth markets including Central and Eastern Europe, and other emerging markets which we believe will enhance our long-term strategic objectives. On January 17, 2014, we announced our intention to enter into an agreement with Aurobindo Pharma Limited (“Aurobindo”) to sell these businesses. On April 1, 2014, the Company completed the sale of the assets in Western Europe.

In connection with the sale of our Western European assets, the Company entered into a supply agreement whereby the Company will supply product to Aurobindo over a period of five years. In the second quarter of 2014, the Company allocated the fair value of the consideration for the sale of the Western European assets of $65.0 million to each element of the agreement, including the supply of product.

As a result of the transactions, the Company recognized income / (loss) on the net assets held for sale of $3.4 million and $(34.3) million in the six months ended June 30, 2014 and the year ended December 31, 2013, respectively. In addition, the Company recognized a loss on the disposal of the assets in the three and six months ended June 30, 2014 of $20.9 million and deferred revenue of $10.1 million to be recognized over the course of the supply agreement.

The following represents the global net assets held for sale ($ in millions):

	June 30, 2014	December 31, 2013
Cash and cash equivalents	$—	$37.0
Accounts receivable, net	—	94.2
Inventories, net	—	122.9
Prepaid expenses and other current assets	50.5	59.6
Impairment on the assets held for sale	(12.9)	(42.7)

Total assets held for sale	$37.6	$271.0

Accounts payable and accrued expenses	$—	$246.6

Total liabilities held for sale	$—	$246.6

Net assets held for sale	$37.6	$24.4

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

Endo Pharmaceuticals Inc.

The Company entered into an agreement with Endo Pharmaceuticals Inc. (“Endo”) and Teikoku Seiyaku Co., Ltd to settle all outstanding patent litigation related to the Company’s generic version of Lidoderm®. Per the terms of the agreement, on September 15, 2013, the Company launched its generic version of Lidoderm® (lidocaine topical patch 5%) to customers in the U.S. more than two years before the product’s patents expire. Lidoderm® is a local anesthetic indicated to relieve post-shingles pain. Additionally, under the terms of the agreement, the Company received and distributed branded Lidoderm® prior to the launch of the generic version of Lidoderm®.

NOTE 4 — Share-Based Compensation

The Company recognizes compensation expense for all share-based compensation awards made to employees and directors based on the grant date fair value of the awards. A summary of the Company’s share-based compensation plans is presented below.

Equity Award Plans

The Company has adopted several equity award plans, all of which have been approved by the Company’s shareholders, which authorize the granting of options, restricted shares, restricted stock units and other forms of equity awards of the Company’s ordinary shares, subject to certain conditions.

The Compensation Committee of the Company’s Board of Directors (the “Board”) authorized and issued restricted stock and restricted stock units and non-qualified options to the Company’s employees, including its executive officers and certain non-employee directors (the “Participants”) under the Company’s equity compensation plans. Option award plans require options to be granted at the fair value of the shares underlying the options at the date of the grant and generally become exercisable over periods ranging from three to five years. Each option granted expires ten years from the date of grant. During the year ended December 31, 2013, the Company issued 225,000 stock options with an aggregate fair value of $4.9 million. The grant date fair value of options was based on a Black-Scholes grant date fair value of $21.63 per option. Restricted stock awards are grants that entitle the holder to ordinary shares, subject to certain terms. Restricted stock unit awards are grants that entitle the holder the right to receive an ordinary share, subject to certain terms. Restricted stock and restricted stock unit awards (both time-based vesting and performance-based vesting) generally have restrictions eliminated over a one to four year vesting period. Restrictions generally lapse for non-employee directors after one year. Certain restricted stock units are performance-based awards issued at a target number with the actual number of restricted shares issued ranging based on achievement of the performance criteria.

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

Share-Based Compensation Expense

Share-based compensation expense recognized in the Company’s results of operations for the three months ended June 30, 2014 and 2013 was $14.5 million and $13.8 million (including a de minimis amount of non-equity settled awards), respectively. Share-based compensation expense recognized in the Company’s results of operations for the six months ended June 30, 2014 and 2013 was $31.2 million and $26.3 million (including a de minimis amount of non-equity settled awards), respectively. Unrecognized future stock-based compensation expense was $93.0 million as of June 30, 2014. This amount will be recognized as an expense over a remaining weighted average period of 3.3 years. Stock-based compensation is being amortized and charged to operations over the same period as the restrictions are eliminated for the participants, which is generally on a straight-line basis. As a result of completion of the Forest Merger, the Company will also have unrecognized future stock-based compensation expense resulting from the acquisition accounting treatment of the outstanding Forest equity awards on July 1, 2014.

Share Activity

The following is a summary of equity award activity for unvested restricted stock and stock units in the period from December 31, 2013 through June 30, 2014:

(in millions, except per share data)	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Grant Date Fair Value

Restricted shares / units outstanding at December 31, 2013	1.9	$80.12	1.4	$152.2
Granted	0.4	$215.95		86.4
Vested	(0.8)	$(78.98)		(63.2)
Forfeited	(0.1)	$(131.00)		(13.1)

Restricted shares / units outstanding at June 30, 2014	1.4	$115.90	2.3	162.3

The following is a summary of equity award activity for non-qualified options to purchase ordinary shares in the period from December 31, 2013 through June 30, 2014:

(in millions, except per share data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2013	0.4	$43.50
Exercised	(0.1)	$52.74
Cancelled	(0.1)	$28.59

Outstanding, June 30, 2014	0.2	$44.78	3.4	$31.1

Vested and expected to vest at June 30, 2014	0.2	$44.00	3.3	$30.7

In addition to the awards discussed above, the Company also grants deminimis awards to be settled in cash due to local statutory requirements.

NOTE 5 — Reportable Segments

In the first quarter of 2014, the Company realigned its global strategic business structure. Prior to the realignment, the Company operated and managed its business as three distinct operating segments: Actavis Pharma, Actavis Specialty Brands and Anda Distribution.

Under the new organizational structure in place for the six months ended June 30, 2014, generics, specialty brands and third-party commercial operations have been consolidated into a single new division. As a result of the realignment, the Company organized its business into two operating segments: Actavis Pharma and Anda Distribution. The Actavis Pharma segment includes patent-protected products and certain trademarked off-patent products that the Company sells and markets as brand pharmaceutical products and off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The Anda Distribution segment distributes generic and brand pharmaceutical products manufactured by third parties, as well as by the Company, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. The Anda Distribution segment operating results exclude sales of products developed, acquired, or licensed by the Actavis Pharma segment.

During the quarter ending September 30, 2014, as a result of the Forest Acquisition, the Company realigned its organizational structure. Beginning with the quarter ending September 30, 2014, the Company will be operated and managed as three distinct operating segments: North American Brands, North American Generics and International and Anda Distribution.

The Company evaluates segment performance based on segment contribution. Segment contribution for Actavis Pharma and Anda Distribution represents segment net revenues less cost of sales (excluding amortization and impairment of acquired intangibles including product rights), selling and marketing expenses and general and administrative expenses. The Company does not report total assets, capital expenditures, R&D, amortization, goodwill impairments and asset sales, impairments and contingent consideration adjustment, net by segment as not all such information has been accounted for at the segment level, nor has such information been used by all segments. R&D related to our Actavis Pharma segment was $158.0 million and $329.5 million in the three and six months ended June 30, 2014, respectively. Within R&D, $124.3 million and $238.2 million was generic development, $9.4 million and $42.6 million was invested in brand development and $24.3 million and $48.7 million was invested in biosimilar development during the three and six months ended June 30, 2014, respectively.

Segment net revenues, segment operating expenses and segment contribution information for the Company’s Actavis Pharma and Anda Distribution segments consisted of the following for the three months ended June 30, 2014 and 2013 ($ in millions):

	Three months Ended June 30,
	2014			2013
	Actavis Pharma	Anda Distribution	Total	Actavis Pharma	Anda Distribution	Total

Product sales	$2,199.0	$427.0	$2,626.0	$1,652.4	$275.8	$1,928.2
Other revenue	41.2	—	41.2	61.6	—	61.6

Net revenues	2,240.2	427.0	2,667.2	1,714.0	275.8	1,989.8

Operating expenses:
Cost of sales(1)	922.0	374.5	1,296.5	811.5	238.8	1,050.3
Selling and marketing	264.3	27.2	291.5	212.9	22.7	235.6
General and administrative	261.3	8.8	270.1	218.0	7.8	225.8

Contribution	$792.6	$16.5	$809.1	$471.6	$6.5	$478.1

Contribution margin	35.4%	3.9%	30.3%	27.5%	2.4%	24.0%
Research and development			158.0			136.3
Amortization			422.9			149.6
Goodwill impairment			—			647.5
Asset sales, impairments and contingent consideration adjustment, net			22.1			7.8

Operating income			$206.1			$(463.1)

Operating margin			7.7%			(23.3)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

Segment net revenues, segment operating expenses and segment contribution information for the Company’s Actavis Pharma and Anda Distribution segments consisted of the following for the six months ended June 30, 2014 and 2013 ($ in millions):

	Six Months Ended June 30,
	2014			2013
	Actavis Pharma	Anda Distribution	Total	Actavis Pharma	Anda Distribution	Total

Product sales	$4,405.7	$817.2	$5,222.9	$3,292.7	$506.8	$3,799.5
Other revenue	99.4	—	99.4	85.8	—	85.8

Net revenues	4,505.1	817.2	5,322.3	3,378.5	506.8	3,885.3

Operating expenses:
Cost of sales(1)	1,883.8	705.7	2,589.5	1,703.6	433.3	2,136.9
Selling and marketing	520.4	54.2	574.6	420.2	42.6	462.8
General and administrative	529.3	16.6	545.9	396.3	15.3	411.6

Contribution	$1,571.6	$40.7	$1,612.3	$858.4	$15.6	$874.0

Contribution margin	34.9%	5.0%	30.3%	25.4%	3.1%	22.5%
Research and development			329.5			268.4
Amortization			847.1			308.0
Goodwill impairment			—			647.5
Asset sales, impairments and contingent consideration adjustment, net			21.7			155.8

Operating income			$414.0			$(505.7)

Operating margin			7.8%			(13.0)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

The following table presents net revenues for the reporting units in the Actavis Pharma segment for the three and six months ended June 30, 2014 and 2013 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

North American Brands:
Women’s Health
Lo Loestrin® Fe	$68.0	$—	$130.4	$—
Minastrin® 24 Fe	56.5	—	104.4	—
Estrace® Cream	57.9	—	111.2	—
Other Women’s Health	48.4	21.3	97.4	41.3

Total Women’s Health	230.8	21.3	443.4	41.3
Urology / Gastroenterology
Rapaflo®	25.3	21.2	56.5	43.8
Delzicol® / Asacol® HD	136.4	—	277.2	—
Other Urology / Gastroenterology	52.8	34.6	106.0	68.7

Total Urology / Gastroenterology	214.5	55.8	439.7	112.5
Dermatology / Established Brands
Doryx®	17.5	—	29.4	—
Actonel®	54.2	—	115.3	—
Other Dermatology / Established Brands	70.2	67.7	153.4	120.6

Total Dermatology / Established Brands	141.9	67.7	298.1	120.6

Total North American Brands	587.2	144.8	1,181.2	274.4

North American Generics	1,031.4	949.8	2,055.6	1,906.5
International	621.6	619.4	1,268.3	1,197.6

Net Revenues	$2,240.2	$1,714.0	$4,505.1	$3,378.5

North American Brand revenues are classified based on the current mix of promoted products within Women’s Health, Urology / Gastroenterology and Dermatology / Established Brands. Movement of products between categories may occur from time to time based on changes in promotional activities.

NOTE 6 — Inventories

Inventories consist of finished goods held for sale and distribution, raw materials and work-in-process. Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). The Company writes down inventories to net realizable value based on forecasted demand, market conditions or other factors, which may differ from actual results.

Inventories consisted of the following (in millions):

	June 30, 2014	December 31, 2013

Raw materials	$488.4	$522.0
Work-in-process	190.8	168.9
Finished goods	1,107.0	1,250.3

	1,786.2	1,941.2
Less: inventory reserves	152.9	154.9

Inventories, net	$1,633.3	$1,786.3

Included in finished goods inventory as of June 30, 2014 and December 31, 2013 was $25.3 million and $235.1 million, respectively, relating to the fair value step-up associated with the Warner Chilcott Acquisition.

NOTE 7 — Investments in Marketable Securities and Other Investments

Investments in marketable securities and other investments consisted of the following (in millions):

	June 30, 2014	December 31, 2013
Marketable securities:
U.S. Treasury and agency securities — maturing within one year	$2.5	$2.5

Total marketable securities	$2.5	$2.5

Investments and other assets:
Equity method investments	$9.6	$12.3
Cost method and other long-term investments	1.0	1.0
Taxes receivable	57.7	57.7
Deferred loan costs	71.3	44.0
Other assets	25.0	22.5

Total investments and other assets	$164.6	$137.5

NOTE 8 — Accounts payable and accrued expenses

Trade accounts payable was $588.8 million and $493.3 million as of June 30, 2014 and December 31, 2013, respectively.

Accrued expenses consisted of the following (in millions):

	June 30, 2014	December 31, 2013
Accrued expenses:
Accrued third-party rebates	$571.9	$615.8
Litigation-related reserves and legal fees	251.9	265.7
Accrued payroll and related benefits	194.5	240.2
Royalties and sales agent payables	103.6	119.1
Current portion of contingent consideration obligations	102.8	33.8
Accrued indirect returns	96.4	103.2
Interest payable	73.5	68.9
Accrued severance, retention and other shutdown costs	51.9	89.3
Accrued R&D expenditures	45.2	46.6
Accrued co-promotion liabilities	42.6	14.8
Accrued professional fees	40.1	22.6
Accrued selling and marketing expenditures	31.0	38.1
Accrued pharmaceutical fees	30.2	16.2
Accrued non-provision taxes	24.4	43.7
Other accrued expenses	194.3	131.9

Total accrued expenses	$1,854.3	$1,849.9

NOTE 9 — Goodwill, Product Rights and Other Intangible Assets

Goodwill for the Company’s reporting segments consisted of the following (in millions):

	Actavis Pharma	Anda Distribution	Total
Balance at December 31, 2013	$8,111.3	$86.3	$8,197.6
Additions through acquisitions	20.4	—	20.4
Measurement period adjustments and other	(36.8)	—	(36.8)
Divestitures	(2.2)		(2.2)
Foreign exchange and other adjustments	2.4	—	2.4

Balance at June 30, 2014	$8,095.1	$86.3	$8,181.4

During the six months ended June 30, 2014, there was a decrease in goodwill resulting from adjustments to SRA reserves and the applicable deferred taxes relating to the SRA reserves in connection with the Warner Chilcott Acquisition. Also impacting the six months ended June 30, 2014 was the addition to goodwill relating to the Silom Acquisition of $20.0 million and the reduction of goodwill relating to the Lincolnton divestiture of $2.2 million.

Product rights and other intangible assets consisted of the following (in millions):

Cost basis	December 31, 2013	Acquisitions	Impairments	Other	CTA	June 30, 2014
Intangibles with definite lives:

Product rights and other related intangibles	$8,512.6	$130.5	$—	$36.2	$2.4	$8,681.7

Customer relationships	157.2	—	—	1.9	(0.8)	158.3

Total definite-lived intangible assets	$8,669.8	$130.5	$—	$38.1	$1.6	$8,840.0

Intangibles with indefinite lives:
IPR&D	$2,334.6	$36.3	$(16.3)	$(29.3)	$(5.1)	$2,320.2
Trade Name	76.2	—	—	—	—	76.2

Total indefinite-lived intangible assets	$2,410.8	$36.3	$(16.3)	$(29.3)	$(5.1)	$2,396.4

Total product rights and related intangibles	$11,080.6	$166.8	$(16.3)	$8.8	$(3.5)	$11,236.4

Accumulated Amortization	December 31, 2013	Amortization	Impairments	Other	CTA	June 30, 2014
Intangibles with definite lives:

Product rights and other related intangibles	$(2,807.2)	$(841.6)	$(1.5)	$(11.0)	$(2.8)	$(3,664.1)

Customer relationships	(38.9)	(5.5)	—	—	0.1	(44.3)

Total definite-lived intangible assets	$(2,846.1)	$(847.1)	$(1.5)	$(11.0)	$(2.7)	$(3,708.4)

Total indefinite-lived intangible assets	$—	$—	$—	$—	$—	$—

Total product rights and related intangibles	$(2,846.1)	$(847.1)	$(1.5)	$(11.0)	$(2.7)	$(3,708.4)

Net Product Rights and Other Intangibles	$8,234.5					$7,528.0

The following items had a material impact on net product rights and other intangibles in the six months ended June 30, 2014:

•	On March 25, 2014, upon FDA approval, the Company acquired metronidazole 1.3% vaginal gel antibiotic, a topical antibiotic for the treatment of bacterial vaginosis, from Valeant and recognized an intangible asset of $61.8 million.

•	On April 1, 2014, the Company acquired intangible assets in connection with the Silom acquisition of $64.0 million, including $52.6 million related to product rights and other related intangibles and $11.4 million of acquired IPR&D.

•	On April 17, 2014, the Company acquired product rights and other intangibles of $16.1 million in connection with the Akorn Acquisition.

•	On May 20, 2014, the Company acquired IPR&D of $24.9 million in connection with the May 2014 Acquisition.

•	During the three and six months ended June 30, 2014, the acquired IPR&D relating to the Estelle and Colvir projects acquired in the Uteron Acquisition of $15.1 million was deemed to be fully impaired.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights as of June 30, 2014 over the remainder of 2014 and each of the next five years is estimated to be as follows (in millions):

Amount
2014 (remaining)	$794.5
2015	$1,230.6
2016	$766.1
2017	$610.3
2018	$511.3
2019	$395.2

The above amortization expense is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, finalization of preliminary fair value estimates, potential impairments, accelerated amortization or other events.

NOTE 10 — Long-Term Debt

Debt consisted of the following (in millions):

	June 30, 2014	December 31, 2013
WC Term Loan Agreement	$1,786.2	$1,832.8
Amended and Restated ACT Term Loan	1,237.2	1,310.0
Revolving Credit Facility	—	265.0
Senior Notes:
$500.0 million 1.300% notes due June 15, 2017	500.0	—
$1,200.0 million 1.875% notes due October 1, 2017	1,200.0	1,200.0
$1,250.0 million 7.75% notes due September 15, 2018	1,250.0	1,250.0
$500.0 million 2.450% notes due June 15, 2019	500.0	—
$400.0 million 6.125% notes due August 14, 2019	400.0	400.0
$1,700.0 million 3.250% notes due October 1, 2022	1,700.0	1,700.0
$1,200.0 million 3.850% notes due June 15, 2024	1,200.0	—
$1,000.0 million 4.625% notes due October 1, 2042	1,000.0	1,000.0
$1,500.0 million 4.850% notes due June 15, 2044	1,500.0	—
Plus: Unamortized premium	93.0	103.9
Less: Unamortized discount	(54.4)	(31.9)

Senior Notes, net	9,288.6	5,622.0

Capital leases	19.4	22.2

Total debt and capital leases	12,331.4	9,052.0

Less: Current portion	1,588.8	534.6

Total long-term debt and capital leases	$10,742.6	$8,517.4

July 1, 2014 Financing

On July 1, 2014, in connection with the Forest Acquisition, the Company incurred indebtedness not included in the table above. The indebtedness assumed / incurred is discussed below.

Notes

On July 1, 2014, in connection with the Forest Acquisition, Actavis plc guaranteed certain of the acquired indebtedness of Forest in exchange for the elimination of the existing registration right obligations of the Company with respect to those outstanding debt securities, which are a component of the Company’s outstanding indebtedness effective July 1, 2014. Actavis plc issued a guarantee for the $1.05 billion 4.375% senior notes due 2019, the $750.0 million senior notes due 2021 and the $1.2 billion senior notes due 2021 (together the “Acquired Forest Notes”) acquired July 1, 2014.

Term Debt

On July 1, 2014, in connection with the Forest Acquisition, the Company borrowed $2.0 billion of term loan indebtedness which is due July 1, 2019. The outstanding principal amount of loans is payable in equal quarterly amounts of 2.50% per quarter prior to the fifth anniversary, with the remaining balance payable on the fifth year anniversary.

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

The Company is subject to, and, at June 30, 2014, was in compliance with, all financial and operational covenants under the terms of the WC Term Loan Agreement. As of June 30, 2014, the outstanding indebtedness under the Three Year Tranche and the Five Year Tranche was $925.0 million and $861.2 million, respectively. The book value of the outstanding indebtedness approximates fair value as the debt is at variable interest rates and re-prices frequently.

Amended and Restated Actavis, Inc. Credit and Guaranty Agreements

Amended and Restated ACT Term Loan

On the Closing Date and pursuant to the Term Loan Amendment Agreement (the “Term Amendment Agreement”), by and among Actavis, Inc., a wholly owned subsidiary of the Company, BofA, as administrative agent thereunder, and the lenders party thereto, dated as of August 1, 2013, the Company, as parent guarantor, Actavis WC Holding S.à r.l. (the “ACT Borrower”), as borrower, Actavis, Inc., as a subsidiary guarantor, and BofA, as administrative agent, entered into the Amended and Restated Actavis Term Loan Credit and Guaranty Agreement (the “Existing ACT Term Loan Agreement”), dated as of October 1, 2013. The Existing ACT Term Loan Agreement amended and restated Actavis, Inc.’s $1,800.0 million senior unsecured term loan credit facility, dated as of June 22, 2012. At closing, an aggregate principal amount of $1,572.5 million was outstanding under the Existing ACT Term Loan Agreement.

On March 31, 2014, Actavis plc, Actavis Capital, Actavis, Inc., BofA, as Administrative Agent, and a syndicate of banks participating as lenders entered into an amendment agreement (the “ACT Term Loan Amendment”) to amend and restate Actavis Capital’s Existing ACT Term Loan Agreement. The Existing ACT Term Loan Agreement together with the ACT Term Loan Amendment is referred to herein as the “ACT Term Loan Agreement.” The ACT Term Loan Agreement became effective in accordance with its terms on March 31, 2014.

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

The Company is subject to, and at June 30, 2014 was in compliance with, all financial and operational covenants under the terms of the ACT Term Loan Agreement. The outstanding balance of the Term Loan at June 30, 2014 was $1,237.2 million. The book value of the outstanding indebtedness approximates fair value as the debt is at variable interest rates and re-prices frequently.

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

The Company is subject to, and as of June 30, 2014 was in compliance with, all financial and operational covenants under the terms of the Revolving Credit Facility. At June 30, 2014, letters of credit outstanding were $8.8 million. The net availability under the Revolving Credit Facility was $741.2 million.

Senior Notes Indebtedness

2014 Notes Issuance

On June 10, 2014, Actavis Funding SCS, a limited partnership (societe en commandite simple), organized under the laws of the Grand Duchy of Luxembourg, an indirect subsidiary of Actavis plc, issued $500.0 million 1.300% notes due 2017, $500.0 million 2.450% notes due 2019, $1,200.0 million 3.850% notes due 2024 and $1,500.0 million 4.850% notes due 2044 (collectively the “2014 New Notes”). Interest payments are due on the 2014 New Notes on June 15 and December 15 annually, beginning on December 15, 2014. The guarantors of the debt are Warner Chilcott Limited, Actavis Capital Sarl, and Actavis, Inc. Actavis plc will not guarantee the 2014 New Notes. The fair value of the Company’s outstanding 2014 New Notes ($3,700 million face value), as determined in accordance with ASC Topic 820 “Fair Value Measurement” (“ASC 820”) under Level 2 based upon quoted prices for similar items in active markets, was $3,711.3 million as of June 30, 2014.

Actavis, Inc. Supplemental Indenture

On October 1, 2013, the Company, Actavis, Inc., a wholly owned subsidiary of the Company, and Wells Fargo Bank, National Association, as trustee, entered into a fourth supplemental indenture (the “Fourth Supplemental Indenture”) to the indenture, dated as of August 24, 2009 (the “Base Indenture” and, together with the First Supplemental Indenture, the Second Supplemental Indenture and the Third Supplemental Indenture (each as defined below), the “Indenture”), as supplemented by the first supplemental indenture, dated as of August 24, 2009 (the “First Supplemental Indenture”), the second supplemental indenture, dated as of May 7, 2010 (the “Second Supplemental Indenture”), and the third supplemental indenture, dated as of October 2, 2012 (the “Third Supplemental Indenture”). Pursuant to the Fourth Supplemental Indenture, the Company has provided a full and unconditional guarantee of Actavis, Inc.’s obligations under its then outstanding $450.0 million 5.000% senior notes due August 15, 2014, (the “2014 Notes”), its $400.0 million 6.125% senior notes due August 15, 2019 (the “2019 Notes”), its $1,200.0 million 1.875% senior notes due October 1, 2017 (the “2017 Notes”), its $1,700.0 million 3.250% senior notes due October 1, 2022 (the “2022 Notes”) and its $1,000.0 million 4.625% Senior Notes due October 1, 2042 (the “2042 Notes”, and together with the 2014 Notes, the 2019 Notes, the 2017 Notes and the 2022 Notes, the “Notes”).

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

The fair value of the Company’s outstanding WC Notes ($1,250.0 million face value), as determined in accordance with ASC 820 under Level 2 based upon quoted prices for similar items in active markets, was $1,314.1 million and $1,357.4 million as of June 30, 2014 and December 31, 2013, respectively.

In June 2014, the Company notified the Issuers that it would irrevocably call the WC Notes in July 2014. On July 21, 2014, the Company redeemed the WC Notes for $1,311.8 million, which includes a make-whole premium of $61.8 million and the principal amount of the WC Notes of $1,250.0 million. As a result of the transaction, the Company recognized a gain in July of 2014 of $29.9 million, which includes the write-off of the unamortized premium.

2012 Notes Issuance

On October 2, 2012, Actavis, Inc. issued the 2017 Notes, the 2022 Notes, and the 2042 Notes (collectively the “2012 Senior Notes”). Interest payments are due on the 2012 Senior Notes semi-annually in arrears on April 1 and October 1 beginning April 1, 2013. Net proceeds from the offering of the 2012 Senior Notes were used for the Actavis Group Acquisition. The fair value of the Company’s outstanding 2012 Senior Notes ($3,900.0 million face value), as determined in accordance with ASC 820 under Level 2 based upon quoted prices for similar items in active markets, was $3,855.7 million and $3,683.2 million as of June 30, 2014 and December 31, 2013, respectively.

2009 Notes Issuance

On August 24, 2009, Actavis, Inc. issued the 2014 Notes and the 2019 Notes (collectively the “2009 Senior Notes”). Interest payments are due on the 2009 Senior Notes semi-annually in arrears on February 15 and August 15, respectively, beginning February 15, 2010. Net proceeds from the offering of 2009 Senior Notes were used to repay certain debt with the remaining net proceeds being used to fund a portion of the cash consideration for the Arrow Group Acquisition. The 2014 Notes, which had an outstanding principal balance of $450.0 million and which were fully and unconditionally guaranteed by us, were redeemed on November 5, 2013 at a redemption price equal to $465.6 million, which resulted in a cash expense of $15.6 million in the fourth quarter of 2013. The fair value of the Company’s outstanding 2009 Senior Notes ($400.0 million face value), as determined in accordance with ASC 820 under Level 2 based upon quoted prices for similar items in active markets, was $467.6 million and $460.9 million as of June 30, 2014 and December 31, 2013, respectively.

Annual Debt Maturities

As of June 30, 2014, annual debt maturities were as follows (in millions):

Total Payments
2014 (remaining)	$1,369.3
2015	238.7
2016	1,163.7
2017	2,666.4
2018	535.3
2019 and after	6,300.0

12,273.4

Capital Leases	19.4
Unamortized Premium	93.0
Unamortized Discount	(54.4)

Total Indebtedness and Capital Leases	$12,331.4

Amounts represent total anticipated cash payments as of June 30, 2014 assuming scheduled repayments under the WC Term Loan Agreement, the ACT Term Loan Agreement and maturities of the Company’s existing notes.

NOTE 11 — Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in millions):

	June 30, 2014	December 31, 2013
Acquisition related contingent consideration liabilities	$146.8	$180.9
Long-term pension liability	46.5	48.5
Long-term severance liabilities	10.6	27.4
Litigation-related reserves	6.7	24.3
Other long-term liabilities	50.5	45.1

Total other long-term liabilities	$261.1	$326.2

NOTE 12 — Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2014 was 37.7% compared to (13.5)% for the six months ended June 30, 2013. The effective tax rate for the six months ended June 30, 2014 was impacted by income earned in jurisdictions with tax rates higher than the Irish statutory rate, losses in certain jurisdictions for which no tax benefit is provided, and the amortization of the step-up in inventory tax benefited at a lower rate than the Irish statutory rate. This was partially offset by the amortization of intangibles tax benefited at a higher rate than the Irish statutory rate. Additionally, the tax provision included a benefit of $9.7 million related to certain changes in the Company’s uncertain tax positions. The effective tax rate for the six months ended June 30, 2013 was impacted by certain one-time non-deductible pre-tax expenses including a goodwill impairment charge of $647.5 million and a charge for consideration due to the former Actavis stakeholders of $150.3 million. This was partially offset by non-taxable pre-tax income of $15.0 million related to the Arrow Acquisition.

The Company conducts business globally and, as a result, it files U.S. federal, state, and non-U.S. tax returns. The Company strives to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at any time. While the Company believes it has appropriately accrued for open tax matters, the final outcome with a tax authority may result in a tax liability that is more or less than that reflected in the consolidated financial statements. Furthermore, the Company may later decide to challenge any assessments, if made, and may exercise its right to appeal. The uncertain tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues and issuance of new legislation, regulations, or case law. Management believes that appropriate amounts of tax and related penalty and interest have been provided for any adjustments that may result from these uncertain tax positions.

With few exceptions, the Company is no longer subject to U.S. federal, state, or non-U.S. income tax examinations for years before 2008. For the Company’s 2008-2009 tax years, the Internal Revenue Service (“IRS”) has agreed on all issues except the timing of the deductibility of certain litigation costs. The IRS has begun the examination of the Company’s 2010-2011 tax years in the second quarter of 2013. Additionally, the IRS is examining the 2009-2011 tax returns for Actavis’ pre-acquisition U.S. business.

During the first quarter of 2014, the Company settled Warner Chilcott’s U.S. federal tax audit for the 2008-2009 tax years with the IRS. Further, the IRS has indicated that it will commence an audit of the 2010-2011 tax years before the end of 2014. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company has accrued for amounts it believes are the likely outcomes at this time.

NOTE 13 — Shareholders’ Equity

A summary of the changes in shareholders’ equity for the six months ended June 30, 2014 consisted of the following (in millions):

Shareholders’ equity as of December 31, 2013	$9,532.1
Ordinary shares issued under employee plans	8.1
Increase in additional paid-in-capital for share-based compensation plans	31.2
Net income attributable to ordinary shareholders	145.2
Other comprehensive (loss)	(0.2)
Excess tax benefit from employee stock plans	22.7
Repurchase of ordinary shares	(59.4)

Shareholders’ equity as of June 30, 2014	$9,679.7

During the six months ended June 30, 2014, the Company approved the cancellation of its then outstanding treasury shares. The Company has approved the cancellation of future shares repurchased and currently does not intend to hold shares repurchased by the Company in treasury shares. The financial statement impact resulting from this transaction was a reclassification from treasury stock to additional paid-in-capital.

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

The movements in accumulated other comprehensive income for the three and six months ended June 30, 2014 was as follows (in millions):

	Foreign Currency Translation Items	Unrealized Gains/(Losses), Net of Taxes	Total Accumulated Other Comprehensive Income/(Loss)

Balance as of December 31, 2013	$85.1	$5.4	$90.5
Other comprehensive (loss)/income before reclassifications into general and administrative expense	(7.5)	0.7	(6.8)
Amounts reclassified from accumulated other comprehensive income into general and administrative expense	—	—	—

Total other comprehensive (loss)/income	(7.5)	0.7	(6.8)

Balance as of March 31, 2014	$77.6	$6.1	$83.7

Other comprehensive income before reclassifications into general and administrative expense	$6.6	$—	$6.6
Amounts reclassified from accumulated other comprehensive income into general and administrative expense	—	—	—

Total other comprehensive income	6.6	—	6.6

Balance as of June 30, 2014	$84.2	$6.1	$90.3

The movements in accumulated other comprehensive income / (loss) for the three and six months ended June 30, 2013 was as follows (in millions):

	Foreign Currency Translation Items	Unrealized Gains / (Losses), Net of Tax	Total Accumulated Other Comprehensive Income / (Loss)
Balance as of December 31, 2012	$36.7	$0.1	$36.8
Other comprehensive (loss) before reclassifications into general and administrative expense	(128.5)	—	(128.5)
Amounts reclassified from accumulated other comprehensive (loss) into general and administrative expense	—	—	—

Total other comprehensive (loss)	(128.5)	—	(128.5)

Balance as of March 31, 2013	$(91.8)	$0.1	$(91.7)

Other comprehensive income before reclassifications into general and administrative expense	7.4	—	7.4
Amounts reclassified from accumulated other comprehensive income into general and administrative expense	—	—	—

Total other comprehensive income	7.4	—	7.4

Balance as of June 30, 2013	$(84.4)	$0.1	$(84.3)

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

Foreign Currency Forward Contracts

As a result of the acquisition of the Actavis Group on October 31, 2012, the Company’s exposure to foreign exchange fluctuations has increased. The Company has entered into foreign currency forward contracts to mitigate volatility in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward contracts outstanding at June 30, 2014 have settlement dates within 12 months. The effect of the derivative contracts was a loss of $1.4 million for the three and six months ended June 30, 2014. The effect of the derivative contracts was a gain of $1.0 million and $0.7 million for the three and six months ended June 30, 2013, respectively. The forward contracts are classified in the consolidated balance sheet in prepaid expenses and other assets or accounts payable and accrued expenses, as applicable.

The foreign currency forward contracts to buy Euros and sell Russian Rubles at June 30, 2014 were as follows (in millions):

	Notional Amount
Foreign Currency	Buy	Sell
Russian Ruble	€—	€21.4

	€—	€21.4

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

Assets and liabilities measured at fair value or disclosed at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 consisted of the following (in millions):

	Fair Value Measurements at June 30, 2014 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$2.5	$2.5	$—	$—

Total assets	2.5	2.5	—	—

Liabilities:
Foreign exchange forward contracts	1.4	—	1.4	—
Contingent consideration	249.6	—	—	249.6

Total liabilities	$251.0	$—	$1.4	$249.6

	Fair Value Measurements at December 31, 2013 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$2.5	$2.5	$—	$—
Foreign exchange forward contracts	0.3	—	0.3	—

Total assets	2.8	2.5	0.3	—

Liabilities:
Contingent consideration	214.7	6.9	—	207.8

Total liabilities	$214.7	$6.9	$—	$207.8

Marketable securities and investments consist of available-for-sale investments in U.S. treasury and agency securities and publicly traded equity securities for which market prices are readily available. Unrealized gains or losses on marketable securities and investments are recorded in accumulated other comprehensive income.

The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs and is based on a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on our own assumptions. Changes in the fair value of the contingent consideration obligations are recorded in our consolidated statement of operations. For the three months ended June 30, 2014, charges / (income) of $7.2 million and ($28.2) million have been included in cost of sales and R&D, respectively. For the six months ended June 30, 2014, charges/ (income) of $7.5 million and ($35.4) million have been included in cost of sales and R&D, respectively. For the three months ended June 30, 2013, charges of $0.3 million and $0.7 million have been included in cost of sales and R&D, respectively. For the six months ended June 30, 2013, charges of $0.7 million and $0.7 million have been included in cost of sales and R&D, respectively.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2014 and 2013 (in millions):

	December 31, 2013	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments	Foreign currency translation	June 30, 2014
Liabilities:
Contingent consideration obligations	$207.8	$—	$70.5	$(27.9)	$(0.8)	$249.6

	December 31, 2012	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments	Foreign currency translation	June 30, 2013
Liabilities:
Contingent consideration obligations	$363.1	$(335.8)	$179.0	$1.4	$(1.8)	$205.9

During the six months ended June 30, 2014, the Company recorded additional contingent consideration of $50.3 million in connection with the acquisition of metronidazole 1.3% vaginal gel antibiotic from Valeant and $17.1 million plus milestones in connection with the May 2014 Acquisition. The Company recorded fair value adjustments of contingent consideration of $22.8 million related specifically to IPR&D related to a project named Estelle and $1.5 million related to IPR&D for Colvir. Estelle is a novel natural estrogen-based 28 day cycle oral contraceptive for the prevention of pregnancy. At June 30, 2014, the acquired IPR&D intangible asset of $13.1 million was deemed to be fully impaired. Consequently the $22.8 million contingent liability was written off, resulting in a net gain of $9.7 million. Colvir is a treatment of premalignant Human Papilloma Virus (HPV) lesions of the uterine cervix. At June 30, 2014, the acquired IPR&D intangible asset of $2.0 million was deemed to be fully impaired. Consequently the $1.5 million contingent liability was written off, resulting in a net loss of $0.5 million. During the six months ended June 30, 2013, the Company transferred to level 1 the contingent obligation for the Actavis Group earn-out ($335.8 million). The Company recorded additional contingent consideration of $43.4 million and $144.8 million in connection with the Uteron Acquisition and the license agreement entered into with Medicines360, respectively, offset in part, by contingent payments made to the Arrow Group selling shareholders based on the after-tax gross profits on sales of atorvastatin within the U.S.

NOTE 16 — Business Restructuring Charges

During 2013 and the six months ended June 30, 2014 activity related to our business restructuring and facility rationalization activities primarily related to the cost optimization initiatives in conjunction with the Warner Chilcott and Actavis acquisitions as well as optimization of our operating cost structure through our global supply chain initiative (“GSCI”). Restructuring activities for the six months ended June 30, 2014 as follows (in millions):

	Accrual Balance at December 31, 2013	Charged to Expense	Cash Payments	Non-cash Adjustments	Accrual Balance at June 30, 2014

Cost of sales
Severance and retention	$24.9	$(3.8)	$(8.4)	$0.1	$12.8
Product transfer costs	0.4	8.7	(8.9)	0.2	0.4
Facility decommission costs	5.3	2.0	(2.6)	—	4.7
Accelerated depreciation	—	16.4	—	(16.4)	—

	30.6	23.3	(19.9)	(16.1)	17.9

Operating expenses
Research and development	1.4	0.9	(0.8)	(0.1)	1.4
Accelerated depreciation R & D	—	1.5	—	(1.5)	—
Selling, general and administrative	84.7	23.0	(65.9)	1.4	43.2
Share-based compensation restructuring related to acquisitions	—	7.1	—	(7.1)	—
Accelerated depreciation SG&A	—	1.8	—	(1.8)	—

	86.1	34.3	(66.7)	(9.1)	44.6

Total	$116.7	$57.6	$(86.6)	$(25.2)	$62.5

During the three months ended June 30, 2014 and 2013, the Company recognized restructuring charges of $32.8 million and $24.7 million, respectively. During the six months ended June 30, 2014 and 2013, the Company recognized restructuring charges of $57.6 million and $41.1 million, respectively. Included in the restructuring charges for the quarter and six months ended June 30, 2014, are $14.8 million related to the termination of certain Company executives as a result of the Forest Acquisition.

NOTE 17 — Commitments and Contingencies

Legal Matters

Actavis plc and its affiliates are involved in various disputes, governmental and/or regulatory inspections, investigations and proceedings, and litigation matters that arise from time to time in the ordinary course of business. The process of resolving matters through litigation or other means is inherently uncertain and it is possible that an unfavorable resolution of these matters will adversely affect the Company, its results of operations, financial condition and cash flows. The Company’s general practice is to expense legal fees as services are rendered in connection with legal matters, and to accrue for liabilities when losses are probable and reasonably estimable.

We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued. As of June 30, 2014, our consolidated balance sheet includes accrued loss contingencies of approximately $210.0 million.

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

Antitrust Litigation

Actos® Litigation. On December 31, 2013 two putative class actions were filed in the federal district court (United Food and Commercial Workers Local 1776 & Participating Employers Health and Welfare Fund v. Takeda Pharmaceutical Co. Ltc. Et al., S.D.N.Y. Civ. No. 13-9244 and Crosby Tugs LLC v. Takeda Pharmaceuticals Co. Ltd., et al., S.D.N.Y. Civ. No. 13-9250) against Actavis plc and certain of its affiliates alleging that Watson Pharmaceuticals, Inc.’s (“Watson” now known as Actavis, Inc.) 2010 patent lawsuit settlement with Takeda Pharmaceutical, Co. Ltd. related to Actos® (pioglitazone hydrochloride and metformin “Actos®”) is unlawful. Several additional complaints have been filed (Fraternal Order of Police, Fort Lauderdale Lodge 31, Insurance Trust Fund v. Takeda Pharmaceutical Co. Ltd., et al., S.D.N.Y. Civ. No. 14-0116; International Union of Operating Engineers Local 132 Health & Welfare Fund v. Takeda Pharmaceutical Co. Ltd., et al., S.D.N.Y. Civ. No. 14-0644; A.F. of L. – A.G.C. Building Trades Welfare Plan v. Takeda Pharmaceutical Co. Ltd., et al., S.D.N.Y. Civ. No. 14-1493; NECA-IBEW Welfare Trust Fund v. Takeda Pharmaceutical Co. Ltd., et al., S.D.N.Y. Civ. No. 14-1661; Painters District Council No. 30 Health and Welfare Fund v. Takeda Pharmaceutical Co. Ltd., et al., N.D.Ill. Civ. No. 14-1601; City of Providence v. Takeda Pharmaceutical Co. Ltd., et al., D.R.I. Civ. No. 14-125; Minnesota and North Dakota Bricklayers and Allied Craftworkers Health Fund and Greater Metropolitan Hotel Employers-Employees Health and Welfare Fund v. Takeda Pharmaceutical Co. Ltd., et al., S.D.N.Y. Civ.

No. 14-1691; Local 17 Hospitality Benefit Fund v. Takeda Pharmaceutical Co. Ltd., et al., S.D.N.Y. Civ. No. 14-1788; New England Electrical Workers Benefit Fund v. Takeda Pharmaceutical Co. Ltd., et al., S.D.N.Y. Civ. No. 14-2424; Plumbers & Pipefitters Local 178 Health & Welfare Trust Fund v. Takeda Pharmaceutical Co. Ltd., Civ. No. 14-2378; Dennis Kreish v. Takeda Pharmaceutical Co. Ltd., et al., Civ. No. 14-2137; Man-U Service Contract Trust Fund and Teamsters Union Local 115 Health & Welfare Fund v. Takeda Pharmaceutical Co. Ltd., et al., Civ. No. 14-2846). The Company anticipates additional claims or lawsuits based on the same or similar allegations may be filed. Prior to the filing of the Painters District Council and City of Providence complaints, plaintiffs in the cases pending in federal court in New York filed a consolidated class action complaint. Plaintiffs in the Painters District Council and City of Providence cases subsequently voluntarily dismissed their complaints in Illinois and Rhode Island, respectively, and refiled their complaints in the Southern District of New York where all the cases have been referred to the same judge. Plaintiffs then filed a consolidated, amended complaint on May 20, 2014 (In re Actos End-Payor Antitrust Litigation, Civ. No. 13-9244). The amended complaint, asserted on behalf of a putative class of indirect purchaser plaintiffs, generally alleges an overall scheme that included Watson improperly delaying the launch of its generic version of Actos® in exchange for substantial payments from Takeda in violation of federal and state antitrust and consumer protection laws. The complaint seeks declaratory and injunctive relief and unspecified damages. Defendants filed motions to dismiss the consolidated amended complaint on July 11, 2014.

The Company believes that it has substantial meritorious defenses to the claims alleged. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Androgel® Litigation. On January 29, 2009, the U.S. Federal Trade Commission and the State of California filed a lawsuit in the United States District Court for the Central District of California (Federal Trade Commission, et. al. v. Watson Pharmaceuticals, Inc., et. al., USDC Case No. CV 09-00598) alleging that the September 2006 patent lawsuit settlement between Watson and Solvay Pharmaceuticals, Inc. (“Solvay”), related to AndroGel® 1% (testosterone gel) CIII is unlawful. The complaint generally alleged that Watson improperly delayed its launch of a generic version of Androgel® in exchange for Solvay’s agreement to permit Watson to co-promote Androgel® for consideration in excess of the fair value of the services provided by Watson, in violation of federal and state antitrust and consumer protection laws. The complaint sought equitable relief and civil penalties. On February 2 and 3, 2009, three separate lawsuits alleging similar claims were filed in the United States District Court for the Central District of California by various private plaintiffs purporting to represent certain classes of similarly situated claimants (Meijer, Inc., et. al., v. Unimed Pharmaceuticals, Inc., et. al., USDC Case No. EDCV 09-0215); (Rochester Drug Co-Operative, Inc. v. Unimed Pharmaceuticals Inc., et. al., Case No. EDCV 09-0226); (Louisiana Wholesale Drug Co. Inc. v. Unimed Pharmaceuticals Inc., et. al, Case No. EDCV 09-0228). On April 8, 2009, the Court transferred the government and private cases to the United States District Court for the Northern District of Georgia. On April 21, 2009 the State of California voluntarily dismissed its lawsuit against Watson without prejudice. The Federal Trade Commission and the private plaintiffs in the Northern District of Georgia filed amended complaints on May 28, 2009. The private plaintiffs amended their complaints to include allegations concerning conduct before the U.S. Patent and Trademark Office, conduct in connection with the listing of Solvay’s patent in the FDA “Orange Book,” and sham litigation. Additional actions alleging similar claims have been filed in various courts by other private plaintiffs purporting to represent certain classes of similarly situated direct or indirect purchasers of Androgel® (Stephen L. LaFrance Pharm., Inc. d/b/a SAJ Dist. v. Unimed Pharms., Inc., et al., D. NJ Civ. No. 09-1507); (Fraternal Order of Police, Fort Lauderdale Lodge 31, Insurance Trust Fund v. Unimed Pharms. Inc., et al., D. NJ Civ. No. 09-1856); (Scurto v. Unimed Pharms., Inc., et al., D. NJ Civ. No. 09-1900); (United Food and Commercial Workers Unions and Employers Midwest Health Benefits Fund v. Unimed Pharms., Inc., et al., D. MN Civ. No. 09-1168); (Rite Aid Corp. et al. v. Unimed Pharms., Inc. et al., M.D. PA Civ. No. 09-1153); (Walgreen Co., et al. v. Unimed Pharms., LLC, et al., MD. PA Civ. No. 09-1240); (Supervalu, Inc. v. Unimed Pharms., LLC, et al, ND. GA Civ. No. 10-1024); (LeGrand v. Unimed Pharms., Inc., et al., ND. GA Civ. No. 10-2883); (Jabo’s Pharmacy Inc. v. Solvay Pharmaceuticals, Inc., et al., Cocke County, TN Circuit Court Case No. 31,837). On April 20, 2009, Watson was dismissed without prejudice from the Stephen L. LaFrance action pending in the District of New Jersey. On October 5, 2009, the Judicial Panel on Multidistrict Litigation transferred all actions then pending outside of the United States District Court for the Northern District of Georgia to that district for consolidated pre-trial proceedings (In re: AndroGel® Antitrust Litigation (No. II), MDL Docket No. 2084), and all currently-pending related actions are presently before that court. On February 22, 2010, the judge presiding over all the consolidated litigations related to Androgel® then pending in the United States District Court for the Northern District of Georgia granted Watson’s motions to dismiss the complaints, except the portion of the private plaintiffs’ complaints that include allegations concerning sham litigation. Final judgment in favor of the defendants was entered in the Federal Trade Commission’s action on April 21, 2010. On April 25, 2012, the Court of Appeals affirmed the dismissal. On June 17, 2013, the Supreme Court issued a decision, holding that the settlements between brand and generic drug companies which include a payment from the brand company to the generic competitor must be evaluated under a “rule of reason” standard of review and ordered the case remanded (the “Supreme Court Androgel Decision”). On July 20, 2010, the plaintiff in the Fraternal Order of Police action filed an amended complaint adding allegations concerning conduct before the U.S. Patent and Trademark Office, conduct in connection with the listing of Solvay’s patent in the FDA’s “Orange Book,” and sham litigation similar to the claims raised in the direct purchaser actions. On October 28, 2010, the judge presiding over MDL 2084 entered an order pursuant to which the LeGrand action, filed on September 10, 2010, was consolidated for pretrial purposes with the other indirect purchaser class action as part of MDL 2084 and made subject to the Court’s February 22, 2010 order on the motion to dismiss. In February 2012, the direct and indirect purchaser plaintiffs and the defendants filed cross-motions for summary judgment, and on June 22, 2012, the indirect purchaser plaintiffs, including Fraternal Order of Police, LeGrand and HealthNet, filed a motion for leave to amend and consolidate their complaints. On September 28, 2012, the district court granted summary judgment in favor of the defendants on all outstanding claims. The plaintiffs then appealed. On September 12 and 13, 2013, respectively, the indirect purchaser plaintiffs and direct purchaser plaintiffs filed motions with the district court, asking the court for an indicative ruling that it would vacate its final order on the parties’ summary judgment motions and conduct further proceedings in light of the

Supreme Court Androgel Decision, should the Court of Appeals remand the case to the district court. On October 23, 2013, the district court granted the motions. The court of appeals remanded the case back to the district court which has granted plaintiffs relief under Rule 60(b) of the Federal Rules of Civil Procedure, vacating the ruling from which plaintiffs appealed. The remanded case is still in its early stages and the parties are working on additional discovery matters for both the class allegations and merits.

The Company believes it has substantial meritorious defenses and intends to defend itself vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Cipro® Litigation. Beginning in July 2000, a number of suits were filed against Watson and certain Company affiliates including The Rugby Group, Inc. (“Rugby”) in various state and federal courts alleging claims under various federal and state competition and consumer protection laws. Several plaintiffs have filed amended complaints and motions seeking class certification. Approximately 42 cases were filed against Watson, Rugby and other Company entities. Many of these actions have been dismissed. Actions remain pending in various state courts, including California, Kansas, Tennessee, and Florida. The actions generally allege that the defendants engaged in unlawful, anticompetitive conduct in connection with alleged agreements, entered into prior to Watson’s acquisition of Rugby from Sanofi Aventis (“Sanofi”), related to the development, manufacture and sale of the drug substance ciprofloxacin hydrochloride, the generic version of Bayer’s brand drug, Cipro®. The actions generally seek declaratory judgment, damages, injunctive relief, restitution and other relief on behalf of certain purported classes of individuals and other entities. The action pending in Kansas, which the court previously terminated administratively, has been reopened. Plaintiffs’ in that case moved for class certification on February 21, 2014; defendants’ filed opposition to the class certification motion on May 23, 2014. Class discovery ends on July 25, 2014 and plaintiffs’ reply briefs in support of certification are due on August 22, 2014. There has been no action in the cases pending in Florida and Tennessee since 2003. In the action pending in the California Superior Court for the County of San Diego (In re: Cipro Cases I & II, JCCP Proceeding Nos. 4154 & 4220), on July 21, 2004, the California Court of Appeal ruled that the majority of the plaintiffs would be permitted to pursue their claims as a class. On August 31, 2009, the California Superior Court granted defendants’ motion for summary judgment, and final judgment was entered on September 24, 2009. On October 31, 2011, the California Court of Appeal affirmed the Superior Court’s judgment. On December 13, 2011, the plaintiffs filed a petition for review in the California Supreme Court. On February 15, 2012, the California Supreme Court granted review. On September 12, 2012, the California Supreme Court entered a stay of all proceedings in the case pending a decision from the United States Supreme Court in the Federal Trade Commission v. Actavis matter involving Androgel, described above. The California Supreme Court lifted the stay on June 26, 2013 following the ruling by the United States Supreme Court. Plaintiffs and Bayer recently announced that they have reached an agreement to settle the claims pending against Bayer. Plaintiffs are continuing to pursue claims against the generic defendants, including Watson and Rugby. The remaining parties submitted letter briefs to the court regarding the impact of the Supreme Court Androgel Decision. Response briefs were submitted on February 14, 2014. Amicus briefs were submitted on March 18, 2014 and the parties filed responses to such briefs on April 24, 2014.

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

Following the filing of Mylan’s complaint, three putative class actions were filed against Warner Chilcott and Mayne by purported direct purchasers, and one putative class action was filed against Warner Chilcott and Mayne by purported indirect purchasers, each in the same court. On December 5, 2013 an additional complaint was filed by the International Union of Operating Engineers Local 132 Health and Welfare Fund and on May 9, 2014, Laborers’ Trust Fund for Northern California filed a complaint each on behalf of additional groups of purported indirect purchasers. Warner has moved to dismiss each of these new complaints. In each case the plaintiffs allege that they paid higher prices for Warner Chilcott’s Doryx® products as a result of Warner Chilcott’s and Mayne’s alleged actions preventing or delaying generic competition in violation of U.S. federal antitrust laws and/or state laws. Plaintiffs seek unspecified injunctive relief, treble damages and/or attorneys’ fees. The court consolidated the purported class actions and the action filed by Mylan and ordered that all the pending cases proceed on the same schedule.

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

Warner Chilcott and Mayne moved to dismiss the claims of Mylan, the direct purchasers, the indirect purchasers and the retailers. On November 21, 2012, the Federal Trade Commission filed with the court an amicus curiae brief supporting the plaintiffs’ theory of relief. On June 12, 2013, the court entered a denial, without prejudice, of Warner Chilcott and Mayne’s motions to dismiss. On November 13, 2013, Warner Chilcott and Mayne reached an agreement in principle to settle the claims of the Direct Purchaser Plaintiff class representatives for $15.0 million. On February 18, 2014 the court preliminarily approved the settlement and held a hearing for final approval on June 9, 2014. On April 18, 2014, Warner Chilcott and Mayne reached an agreement to settle the claims of the opt-out direct purchasers for $10.9 million. On May 29, 2014 Warner Chilcott and Mayne reached an agreement in principle to settle the claims of the Indirect Purchaser Plaintiff class representatives for $8.0 million. On July 11, 2014, the indirect purchaser plaintiffs filed a motion to approve the settlement with the court. Warner Chilcott and Mylan filed motions for summary judgment on March 10, 2014. On June 2, 2014, the court vacated the trial date. A new trial date has not been set.

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

International Association of Fire Fighters Local 22 Health & Welfare Fund v. Endo Pharmaceuticals, Inc., et al., E.D.Pa. Civ. No. 14-0092; Painters District Council No. 30 Health and Welfare Fund v. Teikoku Pharma USA, Inc., et al., C.D.Cal. Civ. No. 14-0289; Local 17 Hospitality Benefit Fund v. Endo Pharmaceuticals, Inc., et al., N.D.Cal. Civ. No. 14-0503; Teamsters Local Union 115 Health and Welfare Fund v. Endo Pharmaceuticals, Inc., et al., E.D.Pa. Civ. No. 14-0772; Roller v. Endo Pharmaceuticals, Inc., et al., N.D.Cal. Civ. No. 14-0792; Welfare Plan of the International Union of Operation Engineers Locals 137, 137A, 137B, 137C, 137R v. Endo Pharmaceuticals, Inc., et al., M.D.Tenn. Civ. No. 13-1378; NECA-IBEW Welfare Trust v. Endo Pharmaceuticals, Inc., et al., N.D.Cal. Civ. No. 14-1141; Allied Services Division Welfare Fund v. Endo Pharmaceuticals USA Inc., et al., E.D.Pa. Civ. No. 14-1548; Irene Kampanis v. Endo Pharmaceuticals, Inc., et al., E.D.Pa. Civ. No. 14-1562). The Company anticipates additional claims or lawsuits based on the same or similar allegations may be filed. On December 23, 2013, plaintiffs in the United Food and Commercial Workers action filed a motion with the JPML to have all the Lidoderm® antitrust cases consolidated in the Northern District of California. Plaintiffs in several of the other actions filed objections and argued for consolidation in districts where their suits were filed. The motion was heard by the JPML at a hearing on March 27, 2014 and on April 3, 2014 the JPML consolidated the cases in the Northern District of California. (In re Lidoderm Antitrust Litigation, N.D. Cal., MDL No. 14-2521). An initial case conference was held on May 9, 2014 after which the court issued a schedule order. Pursuant to that order, on June 13, 2014 the direct and indirect purchaser plaintiffs filed amended and consolidated complaints. The defendants have until July 28, 2014 to respond to the amended and consolidated complaints.

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

13-02456, Fraternal Order of Police, Fort Lauderdale Lodge 31, Insurance Trust Fund v. Warner Chilcott Public Ltd. Co., et al., E.D.Pa. Civ. No. 13-02014). Electrical Workers 242 and 294 Health & Welfare Fund v. Warner Chilcott Public Ltd. Co., et al., E.D.Pa. Civ. No. 13-2862 and City of Providence v. Warner Chilcott Public Ltd. Co., et al., D.R.I. Civ. No. 13-307). In addition to the end-payor suits, two lawsuits have been filed on behalf of a class of direct payors (American Sales Company, LLC v. Warner Chilcott Public Ltd., Co. et al., D.R.I. Civ. No. 12-347 and Rochester Drug Co-Operative Inc., v. Warner Chilcott (US), LLC, et al., E.D.Pa. Civ. No. 13-133476). On June 18, 2013, defendants filed a motion with the Judicial Panel on Multidistrict Litigation (“JPML”) to consolidate these cases in one federal district court. After a hearing on September 26, 2013, the JPML issued an order conditionally transferring all related Loestrin® 24 cases to the federal court for the District of Rhode Island. (In re Loestrin 24 Fe Antitrust Litigation, D.R.I. MDL No. 13-2472). A preliminary hearing was held on November 4, 2013 after which an amended, consolidated complaint was filed on December 6, 2013. On February 6, 2014, the Company filed a motion to dismiss the direct and indirect purchaser plaintiffs’ complaints. Plaintiffs’ filed oppositions to the motion on March 24, 2014 and the Company filed its responses on April 23, 2014. A hearing was held on June 27, 2014 on the motion to dismiss. On February 25, 2014, a group of opt-out direct purchasers filed a complaint based on the same or similar allegations asserted by the direct and indirect purchaser plaintiffs. The Company will have forty-five days after the court rules on the pending motions to dismiss the direct and indirect purchaser plaintiffs’ complaints to respond to the opt-out plaintiffs’ complaint. If the court denies the pending motions, the Company anticipates additional claims or lawsuits based on the same or similar allegations may be filed. The consolidated case is still in its early stages and discovery has not yet begun on either the class allegations or merits. The Company anticipates additional claims or lawsuits based on the same or similar allegations.

The Company believes it has substantial meritorious defenses and intends to defend both its brand and generic defendant entities vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Commercial Litigation

Celexa®/Lexapro® Class Actions. Forest and certain of its affiliates are defendants in three federal court actions filed on behalf of individuals who purchased Celexa® and/or Lexapro® for pediatric use, all of which have been consolidated for pretrial purposes in a Multi-District Litigation (“MDL”) proceeding in the U.S. District Court for the District of Massachusetts under the caption “In re Celexa and Lexapro Marketing and Sales Practices Litigation.” These actions, two of which were originally filed as putative nationwide class actions, and one of which is a putative California-wide class action, allege that Forest marketed Celexa® and/or Lexapro® for off-label pediatric use and paid illegal kickbacks to physicians to induce prescriptions of Celexa® and Lexapro®. The complaints assert various similar claims, including claims under the Missouri and California consumer protection statutes, respectively, and state common laws. On February 5, 2013, the district judge overseeing the MDL denied all plaintiffs’ motions for class certification. On February 18, 2013, the plaintiff in the California action filed a petition seeking leave to appeal this decision to the U.S. Court of Appeals for the First Circuit. On April 16, 2013, the First Circuit denied the petition. On April 30, 2013, plaintiffs in the other two actions filed an Amended Complaint seeking to certify state-wide class actions in Illinois, Missouri, and New York under those states’ consumer protection statutes. On January 13, 2014, the district judge denied plaintiffs’ motion with respect to the proposed Illinois and New York classes and allowed it with respect to the proposed Missouri class. We filed a petition seeking leave to appeal this decision to the U.S. Court of Appeals for the First Circuit on January 27, 2014. On March 12, 2014, we reached agreement with the MDL plaintiffs to settle the Missouri class claims, including claim by both individuals and third party payors that purchased Celexa® or Lexapro® for use by a minor from 1998 to December 31, 2013. In exchange for a release from class members, we will pay $7.65 million into a fund that will cover (1) the settlement benefits paid to class members, (2) administration costs, (3) incentive awards to be paid to the representative plaintiffs, and (4) attorneys’ fees and costs. If valid claims are greater than $4.215 million, we will pay up to $2.7 million more to pay for the additional valid claims (our total settlement payment shall not exceed $10.35 million). The district court judge preliminarily approved the settlement on March 14, 2014 and issued an order enjoining all class members and other persons from litigating claims relating to those covered by the settlement. A hearing on whether the court should grant final approval of the settlement was held on July 16, 2014.

On May 3, 2013, another action was filed in the U.S. District Court for the Central District of California on behalf of individuals who purchased Lexapro® for adolescent use, seeking to certify a state-wide class action in California and alleging that our promotion of Lexapro® for adolescent depression has been deceptive. This action was transferred to the MDL mentioned in the preceding paragraph and, on July 29, 2013, we moved to dismiss the complaint. The district court judge granted our motion to dismiss on March 5, 2014. Plaintiff filed a Notice of Appeal with the U.S. Court of Appeals for the First Circuit on March 17, 2014 and filed its appeal brief on July 24, 2014. Our opposition brief is due on August 25, 2014.

On November 13, 2013, another action was filed in the U.S. District Court for the District of Minnesota seeking to certify a nationwide class of third-party payor entities that purchased Celexa® and Lexapro® for pediatric use. The complaint asserts claims under the federal Racketeer Influenced and Corrupt Organizations Act, alleging that Forest engaged in an off-label marketing scheme and paid illegal kickbacks to physicians to induce prescriptions of Celexa® and Lexapro®. This action was transferred to the MDL mentioned in the preceding paragraphs, and we filed a motion to dismiss the complaint on January 15, 2014. On February 5, 2014, the plaintiffs voluntarily dismissed the complaint and filed a First Amended Complaint, which, among other things, added claims on behalf of a Minnesota class of entities and consumers under Minnesota’s consumer protection statutes. We filed a motion to dismiss the First Amended Complaint on April 9, 2014. A motion hearing has been scheduled for October 1, 2014.

On March 13, 2014, an action was filed in the U.S. District Court for the District of Massachusetts by two third-party payors seeking to certify a nationwide class of persons and entities that purchased Celexa® and Lexapro® for use by pediatric use. The complaint asserts claims under the federal Racketeer Influenced and Corrupt Organizations Act, state consumer protection statutes, and state common laws, alleging that Forest engaged in an off-label marketing scheme and paid illegal kickbacks to physicians to induce prescriptions of Celexa® and Lexapro®. This action was filed as a related action to the action described above in the preceding paragraph. We filed a motion to dismiss the complaint on April 30, 2014. A motion hearing has been scheduled for October 1, 2014.

We intend to continue to vigorously defend against these actions. At this time, we do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

Forest and certain of its affiliates are also named as defendants in two actions filed on behalf of entities or individuals who purchased or reimbursed certain purchases of Celexa® and Lexapro® for pediatric use pending in the Missouri Circuit Court, Twenty-Second Judicial Circuit, and arising from similar allegations as those contained in the federal actions described in the preceding paragraphs. The first action, filed on November 6, 2009 under the caption “St. Louis Labor Healthcare Network et al. v. Forest Pharmaceuticals, Inc. and Forest Laboratories, Inc.,” is brought by two entities that purchased or reimbursed certain purchases of Celexa® and/or Lexapro®. The complaint asserts claims under the Missouri consumer protection statute and Missouri common law, and seeks unspecified damages and attorneys’ fees. We have reached an agreement with the plaintiffs to resolve this action for payments that are not material to our financial condition or results of operations. The second action, filed on July 22, 2009 under the caption “Crawford v. Forest Pharmaceuticals, Inc.,” and now known as “Luster v. Forest Pharmaceuticals, Inc.,” is a putative class action on behalf of a class of Missouri citizens who purchased Celexa® for pediatric use. The complaint asserts claims under the Missouri consumer protection statute and Missouri common law, and seeks unspecified damages and attorneys’ fees. In October 2010, the court certified a class of Missouri domiciliary citizens who purchased Celexa® for pediatric use at any time prior to the date of the class certification order, but who do not have a claim for personal injury. On December 9, 2013, we filed a motion for summary judgment, which was argued on January 8, 2014. On February 21, 2014, we filed a motion to de-certify the class. Decisions on these motions are pending. On March 12, 2014, we informed the judge of the MDL Missouri class settlement described above, including that the federal class encompasses the members of the certified Missouri class in Luster. At a status conference on April 2, 2014 the parties agreed that the action is stayed in light of the injunction contained in the MDL Preliminary Approval Order, described above. We intend to continue to vigorously defend against this action. At this time, we do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

Columbia Laboratories, Inc. Securities Litigation. On June 8, 2012, Watson and certain of its officers were named as defendants in a consolidated amended class action complaint filed in the United States District Court for the District of New Jersey (In re: Columbia Laboratories, Inc. Securities Litigation, Case No. CV 12-614) by a putative class of Columbia Laboratories’

stock purchasers. The amended complaint generally alleges that between December 6, 2010 and January 20, 2012, Watson and certain of its officers, as well as Columbia Laboratories and certain of its officers, made false and misleading statements regarding the likelihood of Columbia Laboratories obtaining FDA approval of Prochieve® progesterone gel, Columbia Laboratories’ developmental drug for prevention of preterm birth. Watson licensed the rights to Prochieve® from Columbia Laboratories in July 2010. The amended complaint further alleges that the defendants failed to disclose material information concerning the statistical analysis of the clinical studies performed by Columbia Laboratories in connection with its pursuit of FDA approval of Prochieve®. The complaint seeks unspecified damages. On August 14, 2012, the defendants filed a motion to dismiss all of the claims in the amended complaint, which the court granted on June 11, 2013. Plaintiffs filed a second amended complaint on July 11, 2013. Defendants filed motions to dismiss the second amended complaint on August 9, 2013. On October 21, 2013, the court granted the motion to dismiss the second amended complaint. In ruling on the motion to dismiss, the court also ruled that if the plaintiffs seek to further amend the complaint, they must file a motion within thirty days seeking permission to do so. On December 20, 2013, plaintiffs filed a notice of appeal on the district court’s motion to dismiss ruling and filed their opening appellate brief on March 20, 2014. Respondents’ briefs in the appeal were filed on April 9, 2014. The oral argument on the appeal likely will be held in the third quarter of 2014. The Company believes it has substantial meritorious defenses and it intends to defend itself vigorously. Additionally, the Company maintains insurance to provide coverage for the claims alleged in the action. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. The action, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Forest Laboratories Securities Litigation. In February and March 2014, nine putative stockholder class actions were brought against Forest, Forest’s directors, Actavis plc, and certain of Actavis’s affiliates. Four actions were filed in the Delaware Court of Chancery and have been consolidated under the caption “In re Forest Laboratories, Inc. Stockholders Litigation” (the “Delaware Action”). Five actions were filed in New York State Supreme Court and have been consolidated under the caption “Turberg v. Forest Laboratories, Inc. et al.” (the “New York Action”). On April 4 and May 5, 2014, respectively, the Delaware and New York plaintiffs filed consolidated amended complaints in their respective jurisdictions. The amended complaints seek, among other remedies, to enjoin Actavis’s proposed acquisition of Forest or damages in the event the transaction closes. The complaints generally allege, among other things, that the members of the Forest Board of Directors breached their fiduciary duties by agreeing to sell Forest for inadequate consideration and pursuant to an inadequate process, and that the disclosure document fails to disclose allegedly material information about the transaction. The complaints also allege that Actavis, and certain of its affiliates, aided and abetted these alleged breaches. On May 28, 2014, the defendants reached an agreement in principle with plaintiffs in the Delaware Action and the New York Action regarding a settlement of both Actions, and that agreement is reflected in a memorandum of understanding. In connection with the settlement contemplated by the memorandum of understanding, Forest agreed to make certain additional disclosures related to the proposed transaction with Actavis, which are contained in a Form 8-K filed May 28, 2014. The memorandum of understanding contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Delaware Court of Chancery will consider the fairness, reasonableness, and adequacy of the settlement. If the settlement is finally approved by the court, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the proposed transaction, the merger agreement, and any disclosure made in connection therewith, including in the Definitive Joint Proxy Statement/Prospectus, pursuant to terms that will be disclosed to stockholders prior to final approval of the settlement. In addition, in connection with the settlement, the parties contemplate that the parties shall negotiate in good faith regarding the amount of attorneys’ fees and expenses that shall be paid to plaintiffs’ counsel in connection with the Actions. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Delaware Court of Chancery will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated. At this time, we do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

                Furiex Securities Litigation. In May 2014, four putative stockholder class actions were brought against Forest, Furiex Pharmaceuticals, Inc. (“Furiex”), and Furiex’s board of directors. Two actions were brought in the Delaware Court of Chancery under the captions “Steven Kollman v. Furiex Pharmaceuticals, Inc. et al.” and “Donald Powell v. Furiex Pharmaceuticals, Inc. et al.” (the “Delaware Actions”). Two actions were brought in North Carolina state court under the captions “Walter Nakatsukasa v. Furiex Pharmaceuticals, Inc. et al.” and “Christopher Shinneman v. Furiex Pharmaceuticals, Inc. et al.” (the “North Carolina Actions”). These actions alleged, among other things, that the members of the Furiex Board of Directors breached their fiduciary duties by agreeing to sell Furiex for inadequate consideration and pursuant to an inadequate process. These actions also alleged that Forest aided and abetted these alleged breaches. These actions sought class certification, to enjoin the proposed acquisition of Furiex, and an award of unspecified damages, attorneys’ fees, experts’ fees, and other costs. The Kollman and Nakatsukasa actions also sought recission of the acquisition and unspecified recissory damages if the acquisition was completed. On June 23, 2014, the defendants reached an agreement in principle with plaintiffs in the Delaware Actions and the North Carolina Actions regarding a settlement of all four actions, and that agreement is reflected in a memorandum of understanding. In connection with the settlement contemplated by the memorandum of understanding, Furiex agreed to make certain additional disclosures related to the proposed transaction with us, which are contained in a Form DEFA14A filed June 23, 2014. The memorandum of understanding contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the North Carolina state court will consider the fairness, reasonableness, and adequacy of the settlement. If the settlement is finally approved by the court, it will resolve and release all claims in all four actions that were or could have been brought challenging any aspect of the proposed transaction and any disclosure made in connection therewith, pursuant to terms that will be disclosed to stockholders prior to final approval of the settlement. In addition, in connection with the settlement, the parties contemplate that the parties shall negotiate in good faith regarding the amount of attorneys’ fees and expenses that shall be paid to plaintiffs’ counsel in connection with the actions. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the North Carolina state court will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated. At this time, we do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

Telephone Consumer Protection Act Litigation – Medical West Ballas Pharmacy, LTD, et al. v. Anda, Inc., (Circuit Court of the County of St. Louis, State of Missouri, Case No. 08SL-CC00257). In January 2008, Medical West Ballas Pharmacy, LTD, filed a putative class action complaint against Anda, Inc. (“Anda”), a subsidiary of the Company, alleging conversion and alleged violations of the Telephone Consumer Protection Act (“TCPA”) and Missouri Consumer Fraud and Deceptive Business Practices Act. In April 2008, plaintiff filed an amended complaint substituting Anda as the defendant. The amended complaint alleges that by sending unsolicited facsimile advertisements, Anda misappropriated the class members’ paper, toner, ink and employee time when they received the alleged unsolicited faxes, and that the alleged unsolicited facsimile advertisements were sent to the plaintiff in violation of the TCPA and Missouri Consumer Fraud and Deceptive Business Practices Act. The TCPA allows recovery of minimum statutory damages of $500 per violation, which can be trebled if the violations are found to be willful. The complaint seeks to assert class action claims on behalf of the plaintiff and other similarly situated third parties. In April 2008, Anda filed an answer to the amended complaint, denying the allegations. In November 2009, the court granted plaintiff’s motion to expand the proposed class of plaintiffs from individuals for which Anda lacked evidence of express permission or an established business relationship to “All persons who on or after four years prior to the filing of this action, were sent telephone facsimile messages advertising pharmaceutical drugs and products by or on behalf of Defendant.” In November 2010, the plaintiff filed a second amended complaint further expanding the definition and scope of the proposed class of plaintiffs. On December 2, 2010, Anda filed a motion to dismiss claims the plaintiff is seeking to assert on behalf of putative class members who expressly consented or agreed to receive faxes from Defendant, or in the alternative, to stay the court proceedings pending resolution of Anda’s petition to the Federal Communications Commission (“FCC”) (discussed below). On April 11, 2011, the court denied the motion. On May 19, 2011, the plaintiff’s filed their motion seeking certification of a class of entities with Missouri telephone numbers who were sent Anda faxes for the period January 2004 through January 2008. The motion has been briefed. However, the court granted Anda’s motion to vacate the class certification hearing until similar issues are resolved in either or both the pending Nack litigation or with the FCC Petition, both of which are described in more detail below. No trial date has been set in the matter.

On May 1, 2012, an additional action under the TCPA was filed by Physicians Healthsource, Inc., purportedly on behalf of the “end users of the fax numbers in the United States but outside Missouri to which faxes advertising pharmaceutical products for sale by Anda were sent.” (Physicians Healthsource Inc. v. Anda Inc. S.D. Fla., Civ. No. 12-60798). On July 10, 2012, Anda filed its answer and affirmative defenses. The parties filed a joint motion to stay the action pending the resolution of the FCC Petition and the FCC’s recently filed Public Notice, described below, which the court granted, staying the action for sixty days. On April 17, 2014 following the expiration of the sixty day period, the court lifted the stay but reentered it sua sponte on May 23, 2014.

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

In a related matter, on November 30, 2010, Anda filed a petition with the FCC, asking the FCC to clarify the statutory basis for its regulation requiring “opt-out” language on faxes sent with express permission of the recipient (the “FCC Petition”). On May 2, 2012, the Consumer & Governmental Affairs Bureau of the FCC dismissed the FCC Petition. On May 14, 2012, Anda filed an application for review of the Bureau’s dismissal by the full Commission, requesting the FCC to vacate the dismissal and grant the relief sought in the FCC Petition. The FCC has not ruled on the application for review. On June 27, 2013, Forest filed a Petition for Declaratory Ruling with the FCC requesting that the FCC find that (1) the faxes at issue in the action complied, or substantially complied with the FCC regulation, and thus did not violate it, or (2) the FCC regulation was not properly promulgated under the TCPA. On January 31, 2014, the FCC issued a Public Notice seeking comment on several other recently-filed petitions, all similar to the one Anda filed in 2010. Anda was one of several parties that submitted comments on the Public Notice. Anda believes it has substantial meritorious defenses to the putative class actions brought under the

TCPA, and intends to defend the actions vigorously. However, these actions, if successful, could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

In October 2012, Forest and certain of its affiliates were named as a defendant, along with The Peer Group, Inc. (“TPG”), in a putative class action brought by the St. Louis Heart Center (“SLHC”) under the caption “St. Louis Heart Center, Inc. v. Forest Pharmaceuticals, Inc. and The Peer Group, Inc.” The action is now pending in the U.S. District Court for the Eastern District of Missouri. On May 17, 2013, SLHC filed a Fourth Amended Complaint, alleging that Forest and TPG violated the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005, 47 U.S.C. § 227 (“TCPA”), on behalf of a proposed class that includes all persons who, from four years prior to the filing of the action, were sent telephone facsimile messages of material advertising the commercial availability of any property, goods, or services by or on behalf of defendants, which did not display an opt-out notice compliant with a certain regulation promulgated by the Federal Communications Commission (“FCC”). The Fourth Amended Complaint seeks $500 for each alleged violation of the TCPA, treble damages if the Court finds the violations to be willful, knowing or intentional, interest, and injunctive and other relief. On July 17, 2013, the district court granted Forest’s motion to stay the action pending the administrative proceeding initiated by the pending FCC Petitions, including any appeal therefrom. We intend to continue to vigorously defend against this action. At this time, we do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

Mezzion Declaratory Judgment Action. On April 8, 2014, Warner Chilcott Company, LLC filed a declaratory judgment action against Mezzion Pharma Co. Ltd. (“Mezzion”), a Korean pharmaceutical company formerly known as Dong-A PharmaTech Co. Ltd. (Warner Chilcott Company, LLC v. Mezzion Pharma Co. Ltd., N.Y. Sup. Ct., Case No. 14-651094). The suit was filed to protect Warner Chilcott Company, LLC’s rights and interests under an exclusive license and distribution agreement, involving Mezzion’s product udenafil that is used to treat erectile dysfunction and benign prostate hyperplasia. The parties first executed the agreement in 2008 and later amended it 2010. On February 14, 2014, Mezzion sent a notice a breach letter to Warner Chilcott Company, LLC alleging that Warner Chilcott had failed to use commercially reasonable efforts to develop and commercialize the product for the U.S. and Canadian markets. In its notice letter, Mezzion threatened to terminate the exclusive license and distribution agreement as a result of Warner Chilcott’s purported breaches. Warner Chilcott believes that it has not breached the agreement and will prevail in the declaratory judgment action. On June 2, 2014, Mezzion filed an answer and asserted counterclaims against the Company. The Company filed its answer to the counterclaims on July 14, 2014. The Company intends to pursue its claims against Mezzion and believes it has substantial meritorious defenses to Mezzion’s counterclaims and it intends to defend itself vigorously. Litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. However, this action, if unsuccessful, could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

West Virginia Prescription Drug Abuse Litigation. On June 26, 2012, the State of West Virginia filed a lawsuit against multiple distributors of prescription drugs, including Anda, Inc., a subsidiary of the Company (State of West Virginia v. Amerisourcebergen Drug Corporation, et. al., Boone County Circuit Court Civil Case No. 12-C-141). The complaint generally alleges that the defendants distributed prescription drugs in West Virginia in violation of state statutes, regulation and common law. The complaint seeks injunctive relief and unspecified damages and penalties. On July 26, 2012, a co-defendant removed the case to the federal court for the Southern District of West Virginia. On March 27, 2013, the court granted plaintiff’s motion to remand the case to state court. On January 3, 2014, plaintiff filed an amended complaint which the defendants moved to dismiss on February 14, 2014. Oral argument on the motion to dismiss was held on June 5, 2014. The case is in its preliminary stages and the Company believes it has substantial meritorious defenses to the claims alleged. However, an adverse determination in the case could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Prescription Drug Abuse Litigation. On May 21, 2014, California counties Santa Clara and Orange filed a lawsuit on behalf of the State of California against several pharmaceutical manufacturers. Plaintiffs named Actavis plc in the suit. (The People of the State of California v. Purdue Pharam L.P., et al, CA Super. Ct., Civil Case No. 30-2014-00725287)(“California Action”). The California plaintiffs filed an amended complaint on June 9, 2014. On July 11, 2014, co-defendant Teva Pharmaceuticals removed the case to the federal court for the Central

District of California (Civ. No. 14-1080). On June 2, 2014, the City of Chicago also filed a complaint against the same set of defendants, including Actavis plc, that were sued in the California Action. Co-defendants Janssen Pharmaceuticals and Endo Pharmaceuticals removed the City of Chicago’s complaint to the federal court for the Northern District of Illinois (Civ. No. 14-4361). On June 16, 2014, the City of Chicago moved to have the case remanded to state court but later withdrew its remand motion. Defendants’ responses to the City of Chicago’s complaint are due August 29, 2014. Both complaints allege that the manufacturer defendants engaged in a deceptive campaign to promote their products in violation of state and local laws. Each of the complaints seeks unspecified monetary damages and penalties and the California Action also seeks injunctive relief. The Company believes it has several meritorious defenses to the claims alleged. However, an adverse determination in these actions could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Employment Litigation

In July 2012, Forest and certain of its affiliates were named as defendants in an action brought by Megan Barrett, Lindsey Houser, Jennifer Jones, and Jennifer Seard, former Company Sales Representatives, in the U.S. District Court for the Southern District of New York under the caption “Megan Barrett et al. v. Forest Laboratories Inc. and Forest Pharmaceuticals, Inc.” In November 2012, Plaintiffs amended the complaint, adding six additional plaintiffs: Kimberly Clinton, Erin Eckenrode, Julie Smyth, Marie Avila, Andrea Harley, and Christy Lowder, all of whom alleged that they were current or former Company Sales Representatives or Specialty Sales Representatives. In March 2013, Plaintiffs filed a Second Amended Complaint, adding one additional plaintiff: Tracy Le, a now-former Company Sales Representative. The action is a putative class and collective action, and the Second Amended Complaint alleges class claims under Title VII for gender discrimination with respect to pay and promotions, as well as discrimination on the basis of pregnancy, and a collective action claim under the Equal Pay Act. The proposed Title VII gender class includes all current and former female Sales Representatives (defined to include Territory Sales Representatives, Field Sales Representatives, Medical Sales Representatives, Professional Sales Representatives, Specialty Sales Representatives, Field Sales Trainers, and Regional Sales Trainers) employed by the Company throughout the U.S. from 2008 to the date of judgment, and the proposed Title VII pregnancy sub-class includes all current and former female Sales Representatives who have been, are, or will become pregnant while employed by the Company throughout the U.S. from 2008 to the date of judgment. The proposed Equal Pay Act collective action class includes current, former, and future female Sales Representatives who were not compensated equally to similarly-situated male employees during the applicable liability period. The Second Amended Complaint also includes non-class claims on behalf of certain of the named Plaintiffs for sexual harassment and retaliation under Title VII, and for violations of the Family and Medical Leave Act. We filed a motion to dismiss certain claims on April 29, 2013, which was argued on January 16, 2014. We intend to continue to vigorously defend against this action. At this time, we do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

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

Pursuant to the agreement, the Company hired an independent expert to conduct inspections of the Corona facility at least once each year. In February 2014 the independent expert concluded its most recent inspection of the Corona facility. At the conclusion of the inspection, the independent expert reported its opinion to the FDA that, based on the findings of the audit of the facility, the FDA’s applicable cGMP requirements, applicable FDA regulatory guidance, and the collective knowledge, education, qualifications and experience of the expert’s auditors and reviewers, the systems at the Corona facility audited and evaluated by the expert are in compliance with the FDA’s cGMP regulations. However, the FDA is not required to accept or agree with the independent expert’s opinion. The FDA has conducted periodic inspections of the Corona facility since the entry of the consent decree, and concluded its most recent general cGMP inspection in April 2014. At the conclusion of the inspection, the FDA inspectors issued a Form 483 to the facility identifying certain observations concerning the instances where the facility failed to follow cGMP regulations. The facility recently responded to the Form 483 observations. If in the future, the FDA determines that, with respect to its Corona facility, the Company has failed to comply with the consent decree or FDA regulations, including cGMPs, or has failed to adequately address the FDA’s inspectional observations, the consent decree allows the FDA to order a variety of actions to remedy the deficiencies. These actions could include ceasing manufacturing and related operations at the Corona facility, and recalling affected products. Such actions, if taken by the FDA, could have a material adverse effect on the Company, its results of operations, financial position and cash flows.

Patent Litigation

Patent Enforcement Matters

Actonel Once-a-Month. In August 2008, December 2008 and January 2009, Procter & Gamble’s global branded pharmaceutical business (“PGP”) and Hoffman-La Roche Inc. (“Roche”) received Paragraph IV certification notice letters from Teva Pharmaceutical Industries, Ltd. (together with its subsidiaries “Teva”), Sun Pharma Global, Inc. (“Sun”) and Apotex Inc. and Apotex Corp. (together “Apotex”), respectively, indicating that each such company had submitted to the FDA an Abbreviated New Drug Application (“ANDA”) seeking approval to manufacture and sell generic versions of the Actonel® 150 mg product (“Actonel® OaM”). The notice letters contended that Roche’s U.S. Patent No. 7,192,938 (the “‘938 Patent”), a method patent expiring in November 2023 (including a 6-month pediatric extension of regulatory exclusivity) which Roche licensed to PGP with respect to Actonel® OaM, was invalid, unenforceable or not infringed. PGP and Roche filed patent infringement suits against Teva in September 2008 (Procter & Gamble Co. et al. v. Teva Pharms. USA, Inc., Case No. 08-cv-627), Sun in January 2009 (Procter & Gamble Co. et al. v. Sun Pharma Global, Inc., Case No. 09-cv-061) and Apotex in March 2009 (Procter & Gamble Co. et al. v. Apotex Inc. et al., Case No. 09-cv-143) in the U.S. District Court for the District of Delaware charging each with infringement of the ‘938 Patent. The lawsuits resulted in a stay of FDA approval of each defendant’s ANDA for 30 months from the date of PGP’s and Roche’s receipt of notice, subject to the prior resolution of the matters before the court. The stay of approval of each of Teva’s, Sun’s and Apotex’s ANDAs has expired, and the FDA has tentatively approved Teva’s ANDA with respect to Actonel® OaM. However, none of the defendants challenged the validity of the underlying U.S. Patent No. 5,583,122 (the “‘122 Patent”), which covers all of the Actonel® products, including Actonel® OaM, and did not expire until June 2014 (including a 6-month pediatric extension of regulatory exclusivity). As a result, the defendants were not permitted to market their proposed generic versions of Actonel® OaM prior to June 2014.

On February 24, 2010, Warner Chilcott and Roche received a Paragraph IV certification notice letter from Mylan indicating that it had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of Actonel® OaM. The notice letter contends that the ‘938 Patent, which expires in November 2023 and covers Actonel® OaM, is invalid and/or will not be infringed. Warner Chilcott and Roche filed a patent suit against Mylan in April 2010 in the U.S. District Court for the District of Delaware charging Mylan with infringement of the ‘938 Patent based on its proposed generic version of Actonel® OaM (Procter & Gamble Co. et al. v. Mylan Pharms. Inc., Case No. 10-cv-285). The lawsuit resulted in a stay of FDA approval of Mylan’s ANDA for 30 months from the date of Warner Chilcott’s and Roche’s receipt of notice, subject to prior resolution of the matter before the court. The stay of approval of Mylan’s ANDA has now expired. Mylan did not challenge the validity of the underlying ‘122 Patent, which expired in June 2014 (including a 6-month pediatric extension of regulatory exclusivity) and covers all of the Actonel® products.

In October, November and December 2010 and February 2011, Warner Chilcott and Roche received Paragraph IV certification notice letters from Sun, Apotex, Teva and Mylan, respectively, indicating that each such company had amended its existing ANDA covering generic versions of Actonel® OaM to include a Paragraph IV certification with respect to Roche’s U.S. Patent No. 7,718,634 (the “‘634 Patent”). The notice letters contended that the ‘634 Patent, a method patent expiring in November 2023 (including a 6-month pediatric extension of regulatory exclusivity) which Roche licensed to Warner Chilcott with respect to Actonel® OaM, was invalid, unenforceable or not infringed. Warner Chilcott and Roche filed patent infringement suits against Sun and Apotex in December 2010, against Teva in January 2011 and against Mylan in March 2011 in the U.S. District Court for the District of Delaware charging each with infringement of the ‘634 Patent. No additional 30-month stay was available in these matters because the ‘634 Patent was listed in the FDA’s Orange Book subsequent to the date on which Sun, Apotex, Teva and Mylan filed their respective ANDAs with respect to Actonel® OaM.

Warner Chilcott and Roche’s actions against Teva, Apotex, Sun and Mylan for infringement of the ‘938 Patent and the ‘634 Patent arising from each such party’s proposed generic version of Actonel® OaM were consolidated for all pretrial purposes (in Case No. 08-cv-627), and a consolidated trial for those suits was previously expected to be held in July 2012. Following an adverse ruling in Roche’s separate ongoing patent infringement suit before the U.S. District Court for the District of New Jersey relating to its Boniva® product, in which the court held that claims of the ‘634 Patent covering a monthly dosing regimen using ibandronate were invalid as obvious, Teva, Apotex, Sun and Mylan filed a motion for summary judgment in Warner Chilcott’s Actonel® OaM patent infringement litigation. In the motion, the defendants sought to invalidate the asserted claims of the ‘938 Patent and ‘634 Patent, which cover a monthly dosing regimen using risedronate, on similar grounds. The previously scheduled trial has been postponed pending resolution of the new summary judgment motion. A hearing on Teva, Apotex, Sun and Mylan’s motions for summary judgment of invalidity and a separate motion by Warner Chilcott and Roche for summary judgment of infringement took place on December 14, 2012. On March 28, 2014, the district court granted the defendants’ motions for summary judgment that the ‘938 and ‘634 patents are invalid. Warner Chilcott and Roche intend to appeal the district court’s decision, and on April 25, 2014, Warner Chilcott and Roche filed a notice of appeal. On May 21, 2014, Warner Chilcott and Roche filed a motion for a preliminary injunction to prevent the launch of generic Actonel OaM. On June 6, 2014, the court denied the motion for preliminary injunction. On June 10, 2014, FDA approved generic versions of Actonel OaM. On June 11, 2014, the United States Court of Appeals for the Federal Circuit denied the Company’s appeal of the District Court’s preliminary injunction ruling. Warner Chilcott and Roche continue to appeal the District Court’s summary judgment ruling. Certain generic manufacturers have launched their products notwithstanding this appeal.

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

Asacol HD. In September 2011, Warner Chilcott received a Paragraph IV certification notice letter from Zydus Pharmaceuticals USA, Inc. (together with its affiliates, “Zydus”) indicating that Zydus had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of Warner Chilcott’s Asacol® 800 mg product (“ASACOL HD”). Zydus contends that Warner Chilcott’s U.S. Patent No. 6,893,662, expiring in November 2021 (the “‘662 Patent”), is invalid and/or not infringed. In addition, Zydus indicated that it had submitted a Paragraph III certification with respect to Medeva Pharma Suisse AG’s (“Medeva”) U.S. Patent No. 5,541,170 (the “‘170 Patent”) and U.S. Patent No. 5,541,171 (the “‘171 Patent”), formulation and method patents which the Company exclusively licenses from Medeva covering Warner Chilcott’s ASACOL products, consenting to the delay of FDA approval of the ANDA product until the ‘170 Patent and the ‘171 Patent expire in July 2013. In November 2011, Warner Chilcott filed a lawsuit against Zydus in the U.S. District Court for the District of Delaware charging Zydus with infringement of the ‘662 Patent (Warner Chilcott Co., LLC v. Zydus Pharms. (USA) Inc. et al., Case No. 1:2011cv01105). The lawsuit results in a stay of FDA approval of Zydus’ ANDA for 30 months from the date of Warner Chilcott’s receipt of the Zydus notice letter, subject to prior resolution of the matter before the court. In January 2014 the parties reached an agreement in principle to settle the case. Under the terms of the settlement, Zydus can launch its ANDA product in November 2015, or can launch an authorized generic version of Asacol HD in July 2016 if it fails to obtain FDA approval of its ANDA by such time. On June 9, 2014, Warner Chilcott announced that the parties executed a definitive settlement agreement incorporating the terms set forth above.

Atelvia. In August and October 2011 and March 2012, Warner Chilcott received Paragraph IV certification notice letters from Watson Laboratories, Inc. – Florida (together with Actavis, Inc. (formerly Watson Pharmaceuticals, Inc.) and its subsidiaries, “Actavis”), Teva and Ranbaxy Laboratories Ltd. (together with its affiliates, “Ranbaxy”) indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of Atelvia® 35 mg tablets (“Atelvia®”). The notice letters contend that Warner Chilcott’s U.S. Patent Nos. 7,645,459 (the “‘459 Patent”) and 7,645,460 (the “‘460 Patent”), two formulation and method patents expiring in January 2028, are invalid, unenforceable and/or not infringed. Warner Chilcott filed a lawsuit against Actavis in October 2011 (Warner Chilcott Co., LLC et al. v. Watson Pharms., Inc. et al., Case No. 11-cv-5989), against Teva in November 2011 (Warner Chilcott Co., LLC et al. v. Teva Pharms. USA, Inc. et al., Case No. 11-cv-6936) and against Ranbaxy in April 2012 (Warner Chilcott Co., LLC et al. v.Ranbaxy, Inc. et al., Case No. 12-cv-2474) in the U.S. District Court for the District of New Jersey charging each with infringement of the ‘459 Patent and ‘460 Patent. On August 21, 2012, the United States Patent and Trademark Office issued to the Company U.S. Patent No. 8,246,989 (the “‘989 Patent”), a formulation patent expiring in January 2026. The Company listed the ‘989 Patent in the FDA’s Orange Book, each of Actavis, Teva and Ranbaxy amended its Paragraph IV certification notice letter to contend that the ‘989 Patent is invalid and/or not infringed, and Warner Chilcott amended its complaints against Actavis, Teva and Ranbaxy to assert the ‘989 Patent. The lawsuits result in a stay of FDA approval of each defendant’s ANDA for 30 months from the date of Warner Chilcott’s receipt of such defendant’s original notice letter, subject to prior resolution of the matter before the court. The Company does not believe that the amendment of its complaints against Actavis, Teva and Ranbaxy to assert the ‘989 Patent will result in any additional 30-month stay. In addition, none of the ANDA filers certified against the ‘122 Patent, which covers all of the Actonel® and Atelvia® products and expires in June 2014 (including a 6-month pediatric extension of regulatory exclusivity). On October 2, 2013, Actavis divested its ANDA to Amneal Pharmaceuticals. In September 2013, Warner Chilcott received a Paragraph IV certification notice letter from Impax Laboratories, Inc. indicating that it had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of Atelvia®. Warner Chilcott filed a lawsuit against Impax on October 23, 2013, asserting infringement of the ‘459, ‘460, and ‘989 patents. The lawsuit results in a stay of FDA approval of Impax’s ANDA for 30 months from the date of Warner Chilcott’s receipt of the notice letter, subject to prior resolution of the matter before the court. On June 13, June 30, and July 15, 2014, the Company entered into settlement agreements with Ranbaxy, Amneal and Impax, respectively. Each agreement permits Ranbaxy, Amneal and Impax to launch generic versions of Atelvia® on July 9, 2025, or earlier in certain circumstances. Trial against Teva began on July 14, 2014 and concluded on July 18, 2014. The Court has not issued its decision.

While the Company intends to vigorously defend the ‘459 Patent, the ‘460 Patent, and the ‘989 Patent and pursue its legal rights, the Company can offer no assurance as to when the lawsuit will be decided, whether such lawsuit will be successful or that a generic equivalent of Atelvia® will not be approved and enter the market prior to the July 9, 2025 settlement dates above.

Canasa. In July 2013, Aptalis Pharma US, Inc. and Aptalis Pharma Canada Inc. brought actions for infringement of U.S. Patent No. 8,217,083 (the “‘083 patent”) and U.S. Patent No. 8,436,051 (the “‘051 patent”) in the U.S. District Court for the District of New Jersey against Mylan (Aptalis Pharma US, Inc., et al. v. Mylan Pharmaceuticals Inc., et al., Case No. 13-cv-4158) and Sandoz (Aptalis Pharma US, Inc., et al. v. Sandoz, Inc., Case No. 13-cv-4290). These companies have notified Aptalis that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of CANASA before these patents expire. Amended complaints were filed against these companies in November 2013 adding claims for infringement of U.S. Patent No. 7,854,384 (the “‘384 patent”). The ‘083, ‘051, and ‘384 patents expire in June 2028. Aptalis believes these ANDAs were filed before the patents covering Canasa were listed in the Orange Book, which generally means that Aptalis is not entitled to the 30-month stay of the approval of these ANDAs provided for by the Hatch-Waxman Act. A claim construction hearing has been set for August 27, 2014. No trial date has been set. The Company believes it has meritorious claims to prevent the generic applicants from launching a generic version of Canasa. However, there can be no assurance a generic version will not be launched.

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

On June 6, 2014, Warner Chilcott Company LLC and Warner Chilcott (US) LLC sued Amneal Pharmaceuticals LLC and Amneal Pharmaceuticals of New York, LLC (together “Amneal”) in the United States District Court for the District of Delaware, alleging that sales of Amneal’s darifenacin tablets, a generic version of Warner Chilcott’s Enablex®, would infringe the ‘864 patent (Warner Chilcott Company LLC et al. v. Torrent Pharms. Ltd, et al., Case No. 14cv00718). The complaint seeks injunctive relief. Pursuant to the provisions of the Hatch-Waxman Act, the FDA is precluded from granting final approval to Amneal until the earlier of thirty months after the generic applicant provided Warner Chilcott with notice of its ANDA filing or the generic applicant prevails in the pending litigation, subject to any other exclusivities, such as a first filer 180 day market exclusivity. On July 7, 2014, the Company settled with Torrent. The litigation against Amneal remains pending. The Company has also received a Notice Letter from another ANDA filer, which is now under review.

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

The Company believes it has meritorious claims to prevent Amneal from launching a generic version of Enablex. However, if Amneal prevails in the pending litigation or if Amneal or another ANDA filer launches a generic version of Enablex® before the pending or any subsequent litigation is finally resolved, it could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Generess® Fe. On November 22, 2011, Warner Chilcott Company sued Mylan Inc., Mylan Pharmaceuticals Inc. and Famy Care Ltd. in the United States District Court for the District of New Jersey, alleging that sales of norethindrone and ethinyl estradiol and ferrous fumarate tablets, a generic version of Warner Chilcott’s Generess® Fe tablets (which is exclusively licensed by Warner Chilcott), would infringe U.S. Patent No. 6,667,050 (the ‘050 patent) (Warner Chilcott Company LLC v. Mylan Inc., et al., Case No. 11cv6844). The complaint seeks injunctive relief. On December 12, 2011 Warner Chilcott sued Lupin Ltd. and Lupin Pharmaceuticals, Inc. in the United States District Court for the District of New Jersey, alleging that sales of Lupin’s generic version of Generess® Fe would infringe the ‘050 patent. (Warner Chilcott Company LLC v. Lupin Ltd., et al., Case No. 11cv7228). The complaint seeks injunctive relief. Warner Chilcott’s lawsuits against Mylan and Lupin have been consolidated and remain pending. Pursuant to the provisions of the Hatch-Waxman Act, the FDA is precluded from granting final approval to the generic applicants until the earlier of thirty months after the generic applicant provided Warner Chilcott with notice of its abbreviated new drug application filing or the generic applicant prevails in the pending litigation. The trial concluded on February 21, 2014. On April 15, 2014 Warner Chilcott reached an agreement with Mylan to settle their case. Under the terms of the settlement, Mylan may launch its ANDA product on April 1, 2015, or Mylan can launch an authorized generic version of Generess on October 1, 2015. The litigation against Lupin is still pending. On April 29, 2014, the district court ruled that the ‘050 patent is invalid. Warner Chilcott has appealed the decision and the appeal is currently pending. The Company believes Warner Chilcott has meritorious claims on appeal. However, if Lupin prevails in the pending litigation or launches a generic version of Generess® Fe before the pending litigation is finally resolved or April 1, 2015, it could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Minastrin® 24 Fe. On June 6, 2014, Warner Chilcott sued Lupin Atlantis Holdings SA, Lupin Ltd. and Lupin Pharmaceuticals, Inc. (collectively, “Lupin”) in the United States District Court for the District of Maryland, alleging that sales of Lupin’s norethindrone and ethinyl estradiol chewable tablets, a generic version of Warner Chilcott’s Minastrin® 24 Fe, would infringe U.S. Patent 6,667,050 (the “‘050 patent”). The Complaint seeks an injunction. Pursuant to the provisions of the Hatch-Waxman Act, the FDA is precluded from granting final approval to the generic applicants until the earlier of thirty months after the generic applicant provided Warner Chilcott with notice of its abbreviated new drug application filing or the generic applicant prevails in the pending litigation. Warner Chilcott further notes that FDA will not approve any ANDA product before May 8, 2016 due to Minastrin® 24 Fe’s new dosage form exclusivity, which expires on that date. The litigation against Lupin is pending. Warner Chilcott notes that on April 29, 2014, several of the claims of the ‘050 patent were declared invalid in the Generess litigation discussed above. Warner Chilcott has appealed the Generess decision and the appeal is currently pending. The Company believes Warner Chilcott has meritorious claims on appeal. However, if Lupin prevails in the Generess appeal, or in the instant litigation, it could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Namenda XR. In January, February, April, and May 2014, Forest Laboratories, Inc., Forest Laboratories Holdings, Ltd. (collectively, “Forest”) and Merz Pharma and Adamas Pharmaceuticals, Forest’s licensors for Namenda XR (all collectively, “Plaintiffs”), brought actions for infringement of some or all of U.S. Patent No. 5,061,703 (the “‘703 patent”), U.S. Patent No. 8,168,209 (the “‘209 patent”), U.S. Patent No. 8,173,708 (the “‘708 patent”), U.S. Patent No. 8,283,379 (the “‘379 patent”), U.S. Patent No. 8,329,752 (the “‘752 patent”), U.S. Patent No. 8,362,085 (the “‘085 patent”), and U.S. Patent No. 8,598,233 (the “‘233 patent”) in the U.S. District Court for the District of Delaware against Wockhardt, Teva, and Sun (Forest Laboratories, Inc., et al. v. Teva Pharmaceuticals USA, Inc., et al., Case No. 14-cv-121), Apotex, Anchen, Zydus, Watson, and Par (Forest Laboratories, Inc., et al. v. Apotex Corp., et al., Case No. 14-cv-200), Mylan, Amneal, and Amerigen (Forest Laboratories, Inc., et al. v. Amneal Pharmaceuticals LLC, et al., Case No. 14-cv-508), and Ranbaxy (Forest Laboratories, Inc., et al. v. Ranbaxy Inc., et al., Case No. 14-cv-686), and related subsidiaries and affiliates thereof. These companies have notified Plaintiffs that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Namenda XR before these certain patents expire. On or about June 16, 2014, the FDA informed Forest that pediatric exclusivity had been granted for studies conducted on memantine hydrochloride, the active ingredient of Namenda XR. (As a result, the ‘703 patent expires in October 2015, the ‘009 patent expires in September 2029, and the ‘209, ‘708, ‘379, ‘752, ‘085, and ‘233 patents expire in May 2026.) These lawsuits triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than June 2016 (unless a court issues a decision adverse to Plaintiffs sooner). On June 11, 2014, Mylan filed a motion to dismiss for lack of personal jurisdiction, which Plaintiffs opposed on June 30, 2014. Mylan’s motion remains pending. No trial date has been set. The Company believes it has meritorious claims to prevent the generic applicants from launching a generic version of Namenda XR. However, there can be no assurance a generic version will not be launched.

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

Savella. In September, October, and November 2013, and February 2014, Forest Laboratories, Inc., Forest Laboratories Holdings, Ltd. (collectively, “Forest”) and Royalty Pharma Collection Trust (“Royalty”), Forest’s licensor for Savella, brought actions for infringement of U.S. Patent No. 6,602,911 (the “‘911 patent”), U.S. Patent No. 7,888,342 (the “‘342 patent”), and U.S. Patent No. 7,994,220 (the “‘220 patent”) in the U.S. District Court for the District of Delaware against Amneal (Case No. 13-cv-1737), Apotex (Case No. 13-cv-1602), First Time US Generics (Case No. 13-cv-1642), Glenmark (Case No. 14-cv-159), Hetero (Case No. 13-cv-1603), Lupin (Case No. 13-cv-1604), Mylan (Case No. 13-cv-1605), Par (Case No. 13-cv-1606), Ranbaxy (Case No. 13-cv-1607), Sandoz (Case No. 13-cv-1830), and related subsidiaries and affiliates thereof. These companies have notified Forest and Royalty that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Savella before these patents expire. (The ‘342 patent expires in November 2021, the ‘911 patent expires in January 2023, and the ‘220 patent expires in September 2029.) These lawsuits triggered an automatic stay of approval of the applicable ANDAs until July 14, 2016 (unless a court issues a decision adverse to Forest and Royalty Pharma sooner). On March 7, 2014, Forest and Royalty voluntarily dismissed, without prejudice, all claims against Sandoz. On March 20, 2014, the district court consolidated all of the remaining pending actions for all purposes and issued a scheduling order setting a claim construction hearing in December 2015 and a trial date in January 2016. On May 12, 2014, Forest and Royalty entered into a settlement agreement with First Time US Generics. Under the terms of the settlement agreement, and subject to review of the settlement terms by the U.S. Federal Trade Commission, Forest will provide a license to First Time that will permit it to launch its generic version of Savella as of the date that is the later of (a) six (6) calendar months prior to the expiration date of the last to expire of the ‘911 patent, the ‘342 patent, and the ‘220 patent, including any extensions and/or pediatric exclusivities; or (b) the date that First Time obtains final FDA approval of its ANDA, or earlier in certain circumstances. The Company believes it has meritorious claims to prevent the generic applicants from launching a generic version of Savella. However, there can be no assurance a generic version will not be launched.

Patent Defense Matters

Bayer Patent Litigation. In August 2012, Bayer Pharma AG (together with its affiliates, “Bayer”) filed a complaint against Warner Chilcott in the U.S. District Court for the District of Delaware alleging that Warner Chilcott’s manufacture, use, offer for sale, and/or sale of its Lo Loestrin® Fe oral contraceptive product infringes Bayer’s U.S. Patent No. 5,980,940 (Bayer Intellectual Property GMBH et al. v. Warner Chilcott Co., LLC et al., Case No. 12-cv-1032). In the complaint, Bayer seeks injunctive relief and unspecified monetary damages for the alleged infringement. In December 2012, Bayer amended the complaint to add a patent interference claim seeking to invalidate the Company’s ‘984 Patent, which covers the Lo Loestrin® Fe product. In June 2014, a claim construction hearing was held before the Court, and the Parties are awaiting the Court’s conclusions.

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

Cobalt Pharmaceuticals Inc., et. al., Case No. 07cv4540). The complaint sought damages and injunctive relief. Thereafter, Hoffmann-La Roche asserted additional claims, alleging infringement of U.S. Patent Nos. 7,410,957 (the ‘957 Patent) and 7,718,634 (the ‘634 patent) against Cobalt, and the parties entered into stipulations to dismiss Hoffman-La Roche’s claims related to the ‘196 and the ‘938 Patent. On August 24, 2010, the District Court granted Hoffmann-La Roche’s motion for summary judgment that Cobalt would infringe at least one claim of the ‘814 patent. On March 17, 2012, the ‘814 patent expired, leaving the ‘957 and ‘634 patents as the only patents in suit. On May 7, 2012, the District Court granted the Company’s motion for summary judgment that certain claims of the ‘634 patent are invalid. In June 2012, the Company began selling its generic version of Boniva®. On October 1, 2012, the District Court granted Cobalt’s motion for summary judgment that certain claims of the ‘957 patent are invalid. On January 25, 2013 the District Court denied Plaintiffs’ motion for reconsideration of the summary judgment decisions finding the ‘634 patent and ‘957 patent claims invalid. The plaintiff appealed. The Court of Appeals heard oral arguments on the appeal on December 6, 2012. On April 11, 2014, the Federal Circuit affirmed the district court’s decision that the ‘957 and ‘634 patents are invalid. On May 12, 214, Hoffman- La Roche filed a petition for rehearing, and the defendants responded on June 10, 2014. On July 11, 2014, the Court of Appeals denied the petition for rehearing. The Company believes it has substantial meritorious defenses to the case. However, the Company has sold and is continuing to sell its generic version of Boniva®. Therefore, an adverse final appellate determination that one of the patents in suit is valid and infringed could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Teva Namenda XR Patent Litigation. In December 2013, Forest Laboratories, Inc. (“Forest”) was named as a defendant in an action brought by Teva Pharmaceuticals USA, Inc. and Mayne Pharma International Pty Ltd. in the U.S. District Court for the District of Delaware (Teva Pharmaceuticals USA, Inc., et al. v. Forest Laboratories, Inc., Case No. 13-cv-2002). The complaint alleges that Forest infringes U.S. Patent No. 6,194,000 by making, using, selling, offering to sell, and importing Namenda XR. The relief requested includes preliminary and permanent injunctive relief, and damages. On June 11, 2014, Forest filed a motion for judgment of non-infringement on the pleadings, which remains pending. The district court has scheduled a claim construction hearing in June 2015, and trial to begin in July 2016. The Company intends to continue to vigorously defend against this action. At this time, we do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

Tranexamic Acid Tablets (Generic version of Lysteda®). On July 7, 2011, Ferring B.V. sued Watson in the United States District Court for the District of Nevada, alleging that sales of the Company’s tranexamic acid tablets, a generic version of Ferring’s Lysteda® tablets, would infringe U.S. Patent No. 7,947,739 (“the ‘739 patent”) (Ferring B.V. v. Watson Pharmaceuticals, Inc., et. al., Case No. 3:11-cv-00481). On November 25, 2011, Ferring filed a second complaint in the District of Nevada alleging that sales of Actavis’ tranexamic acid tablets would infringe U.S. Patent No. 8,022,106 (“the ‘106 patent”). (Ferring B.V. v. Watson Pharmaceuticals, Inc., et. al., Case No. 3:11-cv-00853). On November 9, 2012, Ferring filed a third complaint in the District of Nevada alleging that sales of Actavis’ tranexamic acid tablets would infringe U.S. Patent No. 8,273,795 (“the ‘795 patent”) (Ferring B.V. v. Watson Pharmaceuticals, Inc., et. al., Case No. 2:12-cv-01935). The cases are still pending. The District Court has consolidated all three cases. On January 3, 2013, Actavis began selling its generic version of Lysteda®. On September 6, 2013, Ferring filed a fourth complaint in the District of Nevada alleging that sales of Actavis’ tranexamic acid tablets would infringe U.S. Patent No. 8,487,055 (“the ‘055 patent”) (Ferring B.V. v. Actavis, Inc., et. al., Case No. 3:13-cv-00477). The fourth complaint also seeks damages for the alleged infringement of the ‘739, ‘106, ‘759, and ‘055 patents by Actavis’ sales of its generic version of Lysteda®. The fourth case has not been consolidated with the first three cases, and Actavis has filed a motion to dismiss that action. The motion is pending. Trial regarding the ‘739, ‘106 and ‘759 patents began on January 21, 2014, and on January 30, 2014, the Judge tentatively ruled that the ‘739, ‘106 and ‘759 patents are valid and infringed by Watson’s ANDA product. On April 15, 2014, the district court entered judgment that Watson’s products infringe the ‘739, ‘106 and ‘759 patents and entered an injunction preventing the Company from further sales. On April 15, 2014, the Company filed a notice of appeal. On April 16, 2014, the Company filed a motion to stay the injunction pending appeal in the Federal Circuit. On April 28, 2014, the Federal Circuit granted the motion to stay the district court’s injunction. The Federal Circuit heard oral arguments on the appeal on June 10, 2014, but has not yet issued a decision. The Company believes it has substantial meritorious defenses to the case and that the district court erred in its decision. However, Actavis has sold and is continuing to sell its generic version of Lysteda®. Therefore, an adverse final determination that one of the patents in suit is valid and infringed could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Product Liability Litigation

Actonel Litigation. Warner Chilcott is a defendant in approximately 218 cases and a potential defendant with respect to approximately 383 unfiled claims involving a total of approximately 609 plaintiffs and potential plaintiffs relating to Warner Chilcott’s bisphosphonate prescription drug Actonel®. The claimants allege, among other things, that Actonel® caused them to suffer osteonecrosis of the jaw (“ONJ”), a rare but serious condition that involves severe loss or destruction of the jawbone, and/or atypical fractures of the femur (“AFF”). All of the cases have been filed in either federal or state courts in the United States. Warner Chilcott is in the initial stages of discovery in these litigations. The 383 unfiled claims involve potential plaintiffs that have agreed, pursuant to a tolling agreement, to postpone the filing of their claims against Warner Chilcott in exchange for Warner Chilcott’s agreement to suspend the statutes of limitations relating to their potential claims. In addition, Warner Chilcott is aware of four purported product liability class actions that were brought against Warner Chilcott in provincial courts in Canada alleging, among other things, that Actonel® caused the plaintiffs and the proposed class members who ingested Actonel® to suffer atypical fractures or other side effects. It is expected that these plaintiffs will seek class certification. Of the approximately 613 total Actonel®-related claims, approximately 84 include ONJ-related claims, approximately 512 include AFF-related claims and approximately four include both ONJ and AFF-related claims. In some of the cases, manufacturers of other bisphosphonate products are also named as defendants. Plaintiffs have typically asked for unspecified monetary and injunctive relief, as well as attorneys’ fees. Warner Chilcott is reviewing these lawsuits and potential claims and intends to defend these claims vigorously.

Sanofi, which co-promoted Actonel® with Warner Chilcott in the United States through the end of 2013 pursuant to a collaboration agreement, is a defendant in some of Warner Chilcott’s Actonel® product liability cases. Sanofi and Warner Chilcott continue to co-promote Actonel® in other countries pursuant to the collaboration agreement. Under the collaboration agreement, Sanofi has agreed to indemnify Warner Chilcott, subject to certain limitations, for 50% of the losses from any product liability claims in Canada relating to Actonel® and for 50% of the losses from any product liability claims in the United States and Puerto Rico relating to Actonel® brought prior to April 1, 2010, which included approximately 90 claims relating to ONJ and other alleged injuries that were pending as of March 31, 2010. Pursuant to the April 2010 amendment to the collaboration agreement, Warner Chilcott will be fully responsible for any product liability claims in the United States and Puerto Rico relating to Actonel® brought on or after April 1, 2010. Warner Chilcott may be liable for product liability, warranty or similar claims in relation to products acquired from The Procter & Gamble Company (“P&G”) in October 2009 in connection with Warner Chilcott’s acquisition (the “PGP Acquisition”) of P&G’s global branded pharmaceutical’s business (“PGP”), including ONJ-related claims that were pending as of the closing of the PGP Acquisition. Warner Chilcott’s agreement with P&G provides that P&G will indemnify Warner Chilcott, subject to certain limits, for 50% of Warner Chilcott’s losses from any such claims, including approximately 88 claims relating to ONJ and other alleged injuries, pending as of October 30, 2009.

In May 2013, Warner Chilcott entered into a settlement agreement in respect of up to 74 ONJ-related claims, subject to the acceptance thereof by the individual respective claimants.

Warner Chilcott recorded a charge in the six months ended June 30, 2013 in the amount of $2.0 million in accordance with ASC Topic 450 “Contingencies” in connection with Warner Chilcott’s entry into the settlement agreement. This charge represents Warner Chilcott’s current estimate of the aggregate amount that is probable to be paid by Warner Chilcott in connection with the settlement agreement. In September 2013, Warner Chilcott entered into a separate settlement agreement in respect of up to 53 additional ONJ-related claims, subject to the acceptance thereof by the individual respective claimants. Assuming that all of the relevant claimants accept the settlement agreements, approximately 560 Actonel®-related claims would remain outstanding, of which approximately 31 include ONJ-related claims, approximately 512 include AFF-related claims and approximately four include both ONJ and AFF-related claims. However, it is impossible to predict with certainty (i) the number of such individual claimants that will accept the settlement agreement or (ii) the outcome of any litigation with claimants rejecting the settlement or other plaintiffs and potential plaintiffs with ONJ, AFF or other Actonel®-related claims, and the Company can offer no assurance as to the likelihood of an unfavorable outcome in any of these matters. An estimate of the potential loss, or range of loss, if any, to the Company relating to proceedings with (i) claimants rejecting the settlement or (ii) other plaintiffs and potential plaintiffs with ONJ, AFF or other Actonel®-related claims is not possible at this time. The Company believes it has substantial meritorious defenses to these cases and Warner Chilcott maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Alendronate Litigation. Beginning in 2010, a number of product liability suits were filed against the Company and certain of its affiliates, as well as other manufacturers and distributors of alendronate, for personal injuries including femur fractures and ONJ allegedly arising out of the use of alendronate. Approximately 137 cases are pending against Watson and/or its affiliates in various state and federal courts, representing claims by approximately 183 plaintiffs. These cases are generally at their preliminary stages. Fifty-four lawsuits also name as a defendant Cobalt Laboratories, which Watson acquired in 2009 as part of its acquisition of the Arrow Group, in connection with Cobalt’s manufacture and sale of alendronate. Twenty cases naming the Company and/or Cobalt were consolidated for pre-trial proceedings as part of a multi-district litigation (MDL) matter pending in the United States District Court for the District of New Jersey (In re: Fosamax (Alendronate Sodium) Products Liability Litigation, MDL No. 2243). In 2012, the United States District Court for the District of New Jersey granted the Company’s motion to dismiss all of the cases then pending against the Company in the New Jersey MDL. The Third Circuit affirmed. Any cases filed against the Company in the District of New Jersey MDL after the Court’s January 2012 dismissal are subject to a case management order that calls for their dismissal unless plaintiffs can establish that their claims should be exempted from the 2012 dismissal order. To date, no plaintiff with a post-January 2012 complaint in the District of New Jersey against the Company has moved for such exemption and all such cases have been dismissed. Eleven other cases were part of an MDL in the United States District Court for the Southern District of New York, where the Company filed a similar motion to dismiss. The Court granted, in part, that motion to dismiss, which has resulted in the dismissal of eight cases. Watson and/or Cobalt have also been served with nine cases that are part of consolidated litigation in the California Superior Court (Orange County). The Orange County Court partially granted a similar motion to dismiss, but the Company has not yet been able to determine how that will affect the cases filed against and served on it. Generic drug manufacturers similarly situated to the Company have petitioned the U.S. Supreme Court for review of the California decision. All cases pending in the state court of Missouri have been discontinued against the Company. The remaining 125 active cases are part of a mass tort coordinated proceeding in the Superior Court of New Jersey, Atlantic County. In that state court proceeding, the Court recently granted, in part, a motion to dismiss. As a result, the Company has obtained the stipulated dismissal of 293 cases. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if our indemnification arrangements or insurance do not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Androderm Litigation. Beginning in 2014, a number of product liability suits were filed against the Company and certain of its affiliates, as well as other manufacturers and distributors of testosterone products, for personal injuries including but not limited to cardiovascular events allegedly arising out of the use of Androderm®. Actavis, Inc. and one or more of its subsidiaries have been served in seven currently pending actions, six in federal court (Laney v. Actavis, Inc., et al., No. 2:14cv-02809 (D.N.J.); Roberts v. Abbot Laboratories, Inc., et al., Civ. No. 14-3910 (N.D.Ill.); Couwenhoven v. Abbott Laboratories, Inc., et al., Civ. No. 14-0667 (C.D.Cal.); Gendron v. Actavis Pharma, Inc., No. 1:14-cv-05119 (N.D. Ill.), Szalkowski v. Actavis, Inc., et al., No. 1:14-cv-00530 (W.D. NY), and a proposed personal injury class action McGill, et al. v. Actavis, Inc., et al., No. 2:14-cv-02177 (E.D. Pa.)) and one in state court (Smyer v. Actavis plc, et al., No. BC537755 (Cal. Super. Ct. L.A. County)). On June 6, 2014 the Judicial Panel on Multidistrict Litigation ordered all federal actions claiming injury from testosterone products be consolidated for pretrial proceedings in the U.S. District Court for the Northern District of Illinois (MDL 2545). Accordingly, the aforementioned federal actions have been consolidated into MDL 2545. The Company anticipates that additional suits will be filed. These cases are in the initial stages and discovery has not yet commenced. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Benicar® Litigation. Forest and its affiliates are defendants in approximately 221 product liability actions. Approximately twelve actions involve allegations that Benicar®, a treatment for hypertension that Forest co-promoted with Daiichi Sankyo between 2002 and 2008, caused certain gastrointestinal injuries. Under Forest’s Co-Promotion Agreement, Daiichi Sankyo is defending us in these lawsuits.

Celexa®/Lexapro® Litigation. Forest and its affiliates are defendants in thirteen actions involving allegations that Celexa® or Lexapro® caused or contributed to individuals committing or attempting suicide, or caused a violent event. The MDL that was established for the federal suicidality-related litigation in the U.S. District Court for the Eastern District of Missouri has concluded and the remaining cases have been remanded to the federal district courts in which they were filed originally. Nine trials have been scheduled in these actions in 2014 and 2015.

Approximately 194 of the actions against Forest and its affiliates involve allegations that Celexa® or Lexapro® caused various birth defects. The majority of these actions have been consolidated in Cole County Circuit Court in Missouri. One action is set for trial in Cole County in April 2015. Fifteen actions were recently remanded to New Jersey state courts from the U.S. District Court for the District of New Jersey (nine actions are now pending in Atlantic County, New Jersey and six actions are now pending in Hudson County, New Jersey). Approximately five actions remain pending in New Jersey federal court. One action is pending in Orange County, California and is set for trial in March 2015.

Fentanyl Transdermal System Litigation. Beginning in 2009, a number of product liability suits were filed against Actavis and other Company affiliates, as well as other manufacturers and distributors of fentanyl transdermal system products, for personal injuries or deaths allegedly arising out of the use of the fentanyl transdermal system products. Actavis settled the majority of these cases in November 2012. Since that time, additional cases have been resolved individually and/or are in the process of being resolved. There are approximately four cases that remain pending against the Company in state and federal courts that have not been resolved. Discovery is ongoing. The Company believes it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Metoclopramide Litigation. Beginning in 2009, a number of product liability suits were filed against certain Company affiliates, including legacy Actavis and Watson companies, as well as other manufacturers and distributors of metoclopramide, for personal injuries allegedly arising out of the use of metoclopramide. Approximately 1,180 cases remain pending against Actavis, Watson and/or its affiliates in state and federal courts, representing claims by multiple plaintiffs. Discovery in these cases is in the preliminary stages as the Company is actively moving to dismiss the suits and either initiating or defending appeals on such motions. The Company believes that, with respect to the majority of the cases against the legacy Watson companies, it will be defended in and indemnified by Pliva, Inc., an affiliate of Teva, from whom the Company purchased its metoclopramide product line in late 2008. With respect to the cases pending against the legacy Actavis companies, the Company is actively defending them. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if our indemnification arrangements or insurance do not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Propoxyphene Litigation. Beginning in 2011, a number of product liability suits were filed against Watson and certain of its affiliates, as well as other manufacturers and distributors of propoxyphene, for personal injuries including adverse cardiovascular events or deaths allegedly arising out of the use of propoxyphene. Cases are pending against Watson and/or its affiliates in various state and federal courts, representing claims by approximately 1,385 plaintiffs. Approximately 77 of the cases naming Watson were consolidated for pre-trial proceedings as part of a multi-district litigation (MDL) matter pending in the United States District Court for the Eastern District of Kentucky (In re: Darvocet, Darvon, and Propoxyphene Products Liability Litigation, MDL No. 2226). Four of the MDL cases were voluntarily dismissed by plaintiffs with prejudice. On June 22, 2012, the court hearing the MDL cases granted the generic defendants’ joint motion to dismiss the remaining MDL cases. Approximately 34 of the dismissed cases were appealed by the plaintiffs to the United States Court of Appeals for the Sixth Circuit. On June 27, 2014, the Sixth Circuit issued its opinion affirming the District Court’s dismissal of the generic defendants in all respects. It is anticipated that the plaintiffs will seek further review by the United States Supreme Court. They have 90 days from the issuance of the Sixth Circuit’s decision within which to file a petition for a writ of certiorari with the United States Supreme Court. In addition to the 77 consolidated cases, the MDL court remanded seven additional cases to California state court. Defendants jointly filed a petition with the Sixth Circuit to appeal that remand, which petition was denied, as was the subsequently filed petition for rehearing on the petition to appeal. The Sixth Circuit’s Order denying Defendants’ petition for rehearing was recently vacated due to the Ninth Circuit’s granting of a petition for en banc rehearing on the same issue. The Ninth Circuit case involves remand by a federal court in California to state court in a propoxyphene case involving the same defendants. The Sixth Circuit has now stayed these 7 cases pending the ruling of the Ninth Circuit on the issue. Approximately 35 of the cases naming Watson or its affiliates have been consolidated in a state court proceeding pending in the Superior Court of California in Los Angeles. After the consolidation, the defendants jointly removed all of the cases to various US District Courts in California after which counsel for the plaintiffs moved to remand the cases back to state court. The various US district Court Judges granted the motions. The defendants jointly appealed the remand of these cases to the Ninth Circuit Court of Appeals. The Ninth Circuit affirmed the granting of the motions to remand. The defendants then jointly petitioned the Ninth Circuit for an en banc rehearing of the defendants’ appeal. The Ninth Circuit recently granted the defendants’ Petition and oral argument was heard on June 26, 2014. Depending on the Ninth Circuit’s ruling, these cases will either be sent back to the MDL court (which is expected to dismiss them on the same basis on which it dismissed the other cases against the generic defendants) or they will be remanded to the California state court to be litigated in that forum. If the cases return to state court, they will be in their preliminary stages and we intend to file demurrers and/or motions to dismiss. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Zarah Litigation. A number of product liability suits, nine (9) in total, are pending against the Company and/or certain of its affiliates as well as other manufacturers and distributors of oral contraceptive products for personal injuries allegedly arising out of the use of the generic oral contraceptive, Zarah®. Eight of those actions are consolidated in the Yaz/Yasmin Multidistrict Litigation pending in the United States District Court for the Southern District of Illinois: Camp v. Bayer Pharma AG, et al., No. 3:13-cv-10765; Edwards v. Bayer Corp., et al., No. 3:12-cv-10318; Emeson v. Bayer Healthcare Corp., et al., No. 3:12-cv-11088; Hagar v. Watson Pharmaceuticals, Inc., et al., No. 3:12-cv-20116; Janousek v. Bayer Corp., et al., No. 3:14-cv-10320; Mueller v. Bayer Corp., et al., No. 3:14-cv-10315; Tidwell v. Bayer Pharma AG, et al., No. 3:13-cv-10584; and York v. Bayer Corp., et al., No. 3:14-cv-10051. In addition, one such case is pending in the Superior Court of Bergen County, New Jersey: Farrell v. Bayer Corp., et al., No. L-635-14. The injuries alleged include, but are not limited to, pulmonary emboli, deep vein thrombosis, and gallbladder disease. These cases are in the initial stages and discovery has not yet commenced. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if our insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

The Company is aware of three qui tam complaints filed by former Warner Chilcott sales representatives and unsealed in February and March 2013 and March 2014 (United States ex rel. Lisa A. Alexander and James P. Goan. v. Warner Chilcott PLC, et al., D. Mass. No. 11-10545 and United States et al. ex rel. Chris Wible, v. Warner Chilcott PLC, et al., D. Mass. No. 11-11143; People of the State of California ex rel. Schirrell Johnson, Lisa A. Alexander and James P. Goan v. Warner Chilcott PLC, et al., CA Super. Ct., Case No. BC496620-MHS). The unsealed federal qui tam complaints allege that Warner Chilcott violated Federal and state false claims acts through the promotion of all of Warner Chilcott’s current key products by, among other things, making improper claims concerning the products, providing kickbacks to physicians and engaging in improper conduct concerning prior authorizations. The complaints seek, among other things, treble damages, civil penalties of up to eleven thousand dollars for each alleged false claim and attorneys’ fees and costs. Other similar complaints may exist under seal. The United States of America has elected not to intervene at this time in the unsealed Alexander/Goan or Wible qui tam actions, stating at the times of the relevant seal expirations that its investigation of the allegations raised in the relevant complaint was continuing and, as such, it was not able to decide at such time whether to intervene in the action. The United States of America may later seek to intervene, and its election does not prevent the plaintiffs/relators from litigating the actions. The government has, however, successfully moved the court in the Alexander and Goan litigation to stay that proceeding through September 1, 2014. On December 2, 2013, plaintiff in the Wible action filed a notice of voluntary dismissal with respect to all of its claims except his for retaliation and claims under CA and IL state law. Warner Chilcott moved to dismiss the remaining cause of action in this Wible complaint on December 20, 2013. While the Company’s motion was pending, the plaintiff in Wible moved for leave to file a third amended complaint which the court granted thus rendering the Company’s motion to dismiss moot. The Company and the plaintiff in Wible have reached an agreement to settle the matter. The State of California declined to intervene in the recently unsealed Johnson/Alexander/Goan qui tam action. Warner Chilcott removed the Johnson/Alexander/Goan case to the federal court for the Central District of California (Civ. No. 14-3249). On May 30, 2014, Warner Chilcott filed a motion to dismiss the Johnson/Alexander/Goan complaint. Plaintiffs will have until July 18, 2014 to respond to the motion to dismiss. Warner Chilcott intends to vigorously defend itself in the litigations. However, these cases are in the early stages of litigation, it is impossible to predict with certainty the outcome of any litigation, and the Company can offer no assurance as to when the lawsuits will be decided, whether Warner Chilcott will be successful in its defense and whether any additional similar suits will be filed. If these claims are successful such claims could adversely affect the Company and could have a material adverse effect on the Company’s business, financial condition, results of operation and cash flows.

Forest received a subpoena dated August 5, 2013 from the U.S. Department of Health and Human Services, Office of Inspector General. The subpoena requests documents relating to the marketing and promotion of Bystolic®, Savella®, and Namenda®, including with respect to speaker programs for these products. In February 2014, the U.S. District Court for the Eastern District of Wisconsin unsealed a qui tam complaint with the caption “United States of America ex rel. Kurt Kroening et al. v. Forest Pharmaceuticals, Inc. and Forest Laboratories, Inc.” This complaint, which was filed in April 2012, asserts claims under the False Claims Act and contains allegations regarding off-label promotion of Bystolic® and Savella® and “kickbacks” provided to physicians to induce prescriptions of Bystolic®, Savella®, and Viibryd®. In January 2014, the Eastern District of Wisconsin U.S. Attorney’s Office notified the court that it had not completed its investigation and therefore would not intervene in the action at that time (while reserving the right to intervene at a later date). We are continuing to cooperate with this investigation and to discuss these issues with the government. We intend to vigorously defend against the complaint. At this time, we do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

In April 2014, the U.S. District Court for the District of Massachusetts unsealed a qui tam complaint with the caption “United States of America ex rel. Timothy Leysock v. Forest Laboratories, Inc. and Forest Pharmaceuticals, Inc.” This complaint, which was filed in July 2012, asserts claims under the False Claims Act and contains allegations regarding off-label promotion of Namenda®. An Amended Complaint was filed in October 2012 and a Second Amended Complaint was filed in April 2014. On April 16, 2014, the District of Massachusetts U.S. Attorney’s Office notified the court that it was declining to intervene in the action. We intend to vigorously defend against the complaint. We filed a motion to dismiss the Second Amended Complaint on June 30, 2014. At this time, we do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

Government Investigations

Forest and its affiliates received a subpoena dated April 20, 2011 from the Office of the U.S. Attorney for the District of Massachusetts. The subpoena requests documents relating to Benicar®, Benicar HCT®, and Azor®, prescription medications approved for the treatment of hypertension. Forest co-marketed Benicar® and Benicar® HCT from 2002 to 2008, and Azor® from 2007 to 2008, together with the drug’s originator Sankyo under co-promotion agreements. We are cooperating in responding to the subpoena.

Forest received a subpoena dated May 6, 2013 from the Office of the U.S. Attorney for the Southern District of New York. The subpoena requests documents relating to the marketing and promotion of Tudorza Pressair, including with respect to speaker programs for this product. We are cooperating in responding to the subpoena.

On February 20, 2014, Forest received a letter from the U.S. Federal Trade Commission (“FTC”) indicating that the FTC is conducting a nonpublic investigation into our agreements with the ANDA filers for Bystolic®. On May 2, 2014, Forest received a Civil Investigative Demand from the FTC requesting documents regarding such agreements. We are cooperating in responding to the investigation.

On February 28, 2014, May 7, 2014, and May 29, 2014, Forest received Investigatory Subpoenas from the New York Attorney General’s Office primarily requesting (1) information regarding plans to discontinue the sale of Namenda® tablets and (2) the Company’s agreements with ANDA filers for Bystolic®. We are cooperating in responding to the subpoena.

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

The Company and certain of its subsidiaries also are named as defendants in various lawsuits filed by numerous states and qui tam relators, including Wisconsin, Kentucky, Illinois, Mississippi, Missouri, South Carolina, Utah, Kansas and Louisiana captioned as follows: State of Wisconsin v. Abbott Laboratories, et al., Case No. 04-cv-1709, Wisconsin Circuit Court for Dane County; State of Wisconsin, ex rel., et al. v. Actavis Mid Atlantic LLC, et al., Case No. 11-cv-5544, Wisconsin Circuit Court for Dane County; Commonwealth of Kentucky v. Alpharma, Inc., et al., Case Number 04-CI-1487, Kentucky Circuit Court for Franklin County; State of Illinois v. Abbott Laboratories, Inc. et al., Civil Action No. 05-CH-02474, Illinois Circuit Court for Cook County; State of Mississippi v. Abbott Laboratories, Inc. et al., Civil Action No. G2005-2021 S/2, Mississippi Chancery Court of Hinds County; State of Missouri ex rel. Jeremiah W. (Jay) Nixon v. Mylan Laboratories, et al, Case No. 054-2486, Missouri Circuit Court of St. Louis; State of South Carolina and Henry D. McMaster v. Watson Pharmaceuticals (New Jersey), Inc., In the Court of Common Pleas for the Fifth Judicial Circuit, State of South Carolina, County of Richland, C.A. No. 2006-CP-40-7152; State of South Carolina and Henry D. McMaster v. Watson Pharmaceuticals (New Jersey), Inc., In the Court of Common Pleas for the Fifth Judicial Circuit, State of South Carolina, County of Richland, C.A. No. 2006-CP-40-7155; State of Utah v. Actavis U.S., Inc., et al., In the Third Judicial District Court of Salt

Lake County, Civil No. 07-0913719; State of Kansas ex rel. Steve Six v. Watson Pharmaceuticals, Inc. and Watson Pharma, Inc., Case Number: 08CV2228, District Court of Wyandotte County, Kansas, Civil Court Department; and State of Louisiana V. Abbott Laboratories, Inc., et al., Case No. 596144, Parish of East Baton Rouge, 19th Judicial District.

In 2011, Watson settled certain claims made against it by a relator in a qui tam action brought against the Company on behalf of the United States. The settlement of that qui tam action resolved all claims on behalf of the United States asserted in that action except for claims relating to the federal share of Medicaid payments made by the States of Alabama, Alaska, Kentucky, Idaho, Illinois, South Carolina and Wisconsin. The Company subsequently settled all claims, including the claims on behalf of the United States, brought by Alabama. In addition, the Company has reached settlements with the states of the Louisiana, Missouri and Kansas and has an agreement in principle with the state of South Carolina though the Company has yet to reach definitive agreement with that state. The court in the Utah case recently dismissed that state’s claims against the Company. The case against Watson on behalf of Kentucky was tried in November 2011. The jury reached a verdict in Watson’s favor on each of Kentucky’s claims against Watson. An agreed form of judgment has been entered and the case now has been dismissed with prejudice. The case against Watson on behalf of Mississippi was tried from November 2012 through April 2013. On August 28, 2013, the court issued a ruling in favor of the state and awarded the state $12.4 million in compensatory damages and civil penalties, and on March 20, 2014 issued its ruling imposing an additional $17.9 million in punitive damages. The Company recently filed post-trial motions with the trial court in Mississippi and intends to appeal both the original and punitive damage awards.

In addition, Forest and certain of its affiliates are defendants in four state court actions that allege that the plaintiffs (all governmental entities) were overcharged for their share of Medicaid drug reimbursement costs as a result of reporting by manufacturers of “average wholesale prices” (“AWP”) that did not correspond to actual provider costs of prescription drugs. These actions are pending in Illinois (commenced February 7, 2005), Mississippi (commenced October 20, 2005), Utah (commenced May 2008), and Wisconsin (a qui tam AWP action commenced by the former Attorney General of the State of Wisconsin on February 20, 2012 that the State declined to join). Discovery is ongoing in these actions. On November 15, 2013, the plaintiff in the Mississippi action moved for leave to file a Second Amended Complaint. On March 26, 2014, the Mississippi state court granted plaintiff’s motion in part, but denied plaintiff’s request to add generic drug products to its claims. Forest has filed a motion to dismiss certain of the claims asserted in the Second Amended Complaint. On May 21, 2014, the plaintiff in the Mississippi action filed a separate complaint asserting claims against Forest with respect to the pricing of its generic drugs, and Forest has filed a motion to dismiss certain of these claims. A trial in the Mississippi action is scheduled in August 2015. A motion to dismiss the Utah action was granted, but the Utah Supreme Court, while upholding the lower court’s ruling regarding a statute of limitations issue, reversed that ruling and allowed the plaintiff to replead. The plaintiff filed another Amended Complaint, and the defendants filed a motion to dismiss. This motion to dismiss was denied in part, and discovery is proceeding. On February 17, 2014, the Wisconsin state court granted defendants’ motion to dismiss plaintiff’s Second Amended Complaint. On April 14, 2014, plaintiff filed a motion for leave to file a Third Amended Complaint, and on May 16, 2014, plaintiff filed an appeal of the court’s February 17, 2014 ruling. On June 12, 2014, the court denied plaintiff’s motion to file a Third Amended Complaint and dismissed the case without prejudice. We intend to continue to vigorously defend against these actions. At this time, we do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

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

Medicaid Drug Reimbursement Litigation. In December 2009, the Company learned that numerous pharmaceutical companies, including certain subsidiaries of the Company, were named as defendants in a qui tam action pending in the United States District Court for the District of Massachusetts (United States of America ex rel. Constance A. Conrad v. Abbott Laboratories, Inc. et. al., USDC Case No. 02-CV-11738-NG). The seventh amended complaint, which was served on certain of the Company’s subsidiaries in December 2009, alleges that the defendants falsely reported to the United States that certain pharmaceutical products were eligible for Medicaid reimbursement and thereby allegedly caused false claims for payment to be made through the Medicaid program. In July 2011, the plaintiff served a tenth amended complaint that unseals the action in its entirety and continues to allege the previously asserted claims against certain subsidiaries of the Company. The Company’s subsidiaries named in the action together with all other named defendants filed a Joint Motion to Dismiss the Tenth Amended Complaint on December 9, 2011. On February 25, 2013, the court granted the motion to dismiss as to all defendants. The plaintiff may appeal. On September 11, 2013, a new action was filed against certain Company subsidiaries as well as Warner Chilcott and numerous other pharmaceutical company defendants by the State of Louisiana based on the same core set of allegations as asserted in the Conrad qui tam action. The state filed the case in state court and defendants removed it to the federal district court (Civ. No. 13-0681). Plaintiff’s motion to remand the case back to state court is still pending. Additional actions alleging similar claims could be asserted. The Company believes that it has meritorious defenses to the claims and intends to vigorously defend itself against such allegations. However, these actions or similar actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Medicaid Price Adjustments

The Company has notified the Centers for Medicare and Medicaid Services (“CMS”) that certain of the legacy Actavis group’s Medicaid price submissions require adjustment for the period 2007 through 2012. The Company is in the process of completing the resubmissions. Based on prevailing CMS practices the Company does not expect to incur penalties in connection with the resubmissions. With respect to periods prior to 2007, the Company has advised CMS that its records are insufficient to support a reliable recalculation of its price submissions, and has proposed not to recalculate the price submissions for such periods. Because there are insufficient records to support a reliable recalculation of its price submissions prior to 2007, at this time the amount of any potential liability related to the price submissions prior to 2007 is not estimatable and the Company has not concluded that any liability for periods prior to 2007 is probable. The Company believes it has substantial meritorious positions and defenses with respect to these pricing resubmission matters. However, if CMS were to successfully pursue claims against the Company for the periods in question, such claims could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

NOTE 18 — Subsequent Events

Furiex Pharmaceuticals

On July 2, 2014, Forest Laboratories, LLC, a subsidiary of the Company effective July 1, 2014, entered into an agreement to acquire Furiex Pharmaceuticals, Inc. in an all-cash transaction valued at approximately $1.1 billion, and up to approximately $360.0 million in a Contingent Value Right (“CVR”) that may be payable based on the status of eluxadoline, Furiex’s lead product, as a controlled drug following approval. In connection with the close of the Furiex acquisition, the Company further announced that it has closed the transaction related to the sale of Furiex’s royalties on Alogliptin and Priligy to Royalty Pharma for approximately $415.0 million.

Tretin-X

On July 8, 2014, the Company finalized an agreement to purchase the product rights and inventory for Tretin-X (a product currently marketed by Onset Dermatologics, a PreCision Dermatology company) from Valeant for $70.0 million. As part of the acquisition, the Company will enter into a supply agreement with DPT Laboratories, LTD. The acquisition will be accounted for as a business combination in the third quarter of 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and the results of operations should be read in conjunction with the “Consolidated Financial Statements” and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”), as revised by Form 8-K filed on May 20, 2014. This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under “Risk Factors” in our Annual Report, and elsewhere in this Quarterly Report.

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

Overview

We are an integrated global specialty pharmaceutical company engaged in the development, manufacturing, marketing, sale and distribution of generic, branded generic, brand name (“brand”, “specialty brand” or “branded”), biosimilar and over-the-counter (“OTC”) pharmaceutical products. We also develop and out-license generic pharmaceutical products primarily in Europe through our Medis third-party business. The Company operates manufacturing, distribution, research and development (“R&D”) and administrative facilities in many of the world’s established and growing international markets, including the United States of America (“U.S.”), Canada and Puerto Rico (together “North America”), and its key international markets around the world (“International”).

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

Under the terms of the Forest Merger Agreement, the acquisition of Forest was accomplished through a merger of Merger Sub 1 with and into Forest (“Merger 1”), with Forest being the surviving entity (the “First Surviving Corporation”). Immediately following the consummation of Merger 1, the First Surviving Corporation merged with and into Merger Sub 2 (“Merger 2” and, together with Merger 1, the “Mergers”), with Merger Sub 2 being the surviving entity.

At the effective time of Merger 1, each share of Forest’s common stock issued and outstanding immediately prior to Merger 1 (other than dissenting shares) was converted into the right to receive, at the election of the holder of such share of Forest common stock, (i) a combination of $26.04 in cash, plus .3306 Company shares (the “Mixed Election”), (ii) $86.81 in cash (the “Cash Election”) or (iii) .4723 Company shares (the “Stock Election”). On July 1, 2014, the transaction closed and Actavis acquired Forest for equity consideration which includes outstanding equity awards (approximately $20.6 billion) and cash consideration (approximately $7.0 billion which was funded in part with cash on hand and financing available on July 1, 2014) of approximately $27.6 billion (the “Forest Acquisition”). Under the terms of the transaction, Forest shareholders received 89.8 million outstanding Actavis plc ordinary shares, 6.0 million Actavis plc non-qualified stock options and 1.1 million of Actavis plc restricted shares / share units. The assets acquired and the results of operations of Forest will be included in Actavis plc’s financial statements from the date of acquisition, July 1, 2014.

Forest was a leading, fully integrated, specialty pharmaceutical company largely focused on the United States market. Forest marketed a portfolio of branded drug products and developed new medicines to treat patients suffering from diseases principally in the following therapeutic areas: central nervous system, cardiovascular, gastrointestinal, respiratory, anti-infective, and cystic fibrosis.

As a result of the transaction, we incurred transaction and integration costs of $39.8 million, including severance-related charges of $14.8 million, financing-related charges of $5.8 million and other costs associated with the acquisition of $19.2 million in the three months ended June 30, 2014. For the six months ended June 30, 2014, we incurred transaction and integration costs of $53.9 million, including severance-related charges of $14.8 million, financing-related charges of $8.7 million and other costs associated with the acquisition of $30.4 million. We also incurred $13.5 million and $23.0 million of other expenses relating to the bridge loan commitments as a result of the transaction in the three and six months ended June 30, 2014, respectively.

In order to complete the acquisition, we divested two Actavis products to Impax Laboratories, Inc. (“Impax”); Lamotrigine ODT and Ursodiol Tablets for cash consideration. In exchange for the products, the Company received $8.0 million on July 1, 2014. In addition, the Company and Impax entered into a supply agreement whereby we will supply product to Impax. Revenues recognized from the divested products were deminimis in the three and six months ended June 30, 2014 and 2013. In addition, on July 1, 2014, the Company divested two acquired Forest products for a combined consideration of $13.5 million. The product revenues were not included in the results of operations of Actavis plc.

May 2014 Acquisition

On May 20, 2014, we entered into an agreement to license the product rights for an injectable (the “May 2014 Acquisition”) in certain European territories for an upfront and milestone payments of € 5.7 million, or approximately $7.8 million. Under acquisition accounting, the full consideration includes the fair value contingent consideration of € 12.5 million, or approximately $17.1 million, for a total consideration equal to approximately € 18.2 million, or approximately $24.9 million. We are accounting for the acquisition as a business combination requiring that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. As a result of this transaction, we recognized intangible assets of € 18.2 million, or $24.9 million, in the six months ended June 30, 2014. We also entered into a supply agreement, under which we will receive product for a period of five years from the launch of the product with potential renewals thereafter.

Akorn

On April 17, 2014, we entered into agreements with Akorn, Inc. (“Akorn”) and Hi-Tech Pharmacal Co. Inc. to purchase four currently marketed products and one product under development for cash consideration of $16.8 million. The agreements include three products marketed under Abbreviated New Drug Applications (“ANDA”): Ciprofloxacin Hydrochloride Ophthalmic Solution, Levofloxacin Ophthalmic Solution and Lidocaine Hydrochloride Jelly, and one product marketed under a New Drug Application (“NDA”): Lidocaine/Prilocaine Topical Cream. The Company treated the purchase of the specific products as an acquisition of a business requiring that the assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. Included in the purchase price allocation was the fair value of inventory that the Company purchased of $0.7 million and $16.1 million for intangible assets. The Company also entered into a supply agreement with Akorn, under which Akorn will supply product for a period of either of two years or until an alternative supplier is found.

Silom Medical Company

On April 1, 2014, we acquired the Silom Medical Company (“Silom”), a privately held generic pharmaceutical company focused on developing and marketing therapies in Thailand, for consideration of approximately $103.0 million in cash (the “Silom Acquisition”). The Silom Acquisition immediately elevates us into a top-five position in the Thai generic pharmaceutical market, with leading positions in the ophthalmic and respiratory therapeutic categories and a strong cardiovascular franchise.

Lincolnton Manufacturing Facility

During the six months ended June 30, 2014, we sold assets in our Lincolnton manufacturing facility. As of March 31, 2014, these assets were held for sale resulting in an impairment charge of $5.7 million in the three months ended March 31, 2014. During the three months ended June 30, 2014, we sold the manufacturing facility to G&W NC Laboratories, LLC (“G&W”) for $21.5 million. In addition, the Company and G&W entered into a supply agreement, whereby G&W will supply the Company product during a specified transition period. We allocated the fair value of the consideration to the business sold of $25.8 million and the supply agreement, which resulted in a prepaid asset to be amortized into cost of sales over the transition period of $4.3 million. As a result of the final sales terms, we recorded a gain on business sold of $6.6 million and $0.9 million during the three and six months ended June 30, 2014, respectively.

Corona Facility

During the quarter ended June 30, 2014, we held for sale assets in our Corona, California manufacturing facility. As a result, the Company recognized an impairment charge of $18.6 million in the quarter ended June 30, 2014, including a write-off of property, plant and equipment, net, due to the integration of Warner Chilcott of $5.8 million.

Valeant

During the second quarter of 2014, the Company and Valeant Pharmaceuticals International, Inc.’s (“Valeant”) terminated our existing co-promotion agreements relating to Zovirax and Cordan® Tape. Prior to this termination, we co-promoted Zovirax® cream (acyclovir 5%) to obstetricians and gynecologists in the U.S. and Valeant co-promoted Actavis Pharma’s Cordran® Tape (flurandrenolide) product in the U.S. Under terms of the agreement related to the co-promotion of Zovirax® cream, we utilized our existing Actavis Pharma sales and marketing structure to promote the product and received a co-promotion fee from sales generated by prescriptions written by our defined targeted physician group. The fees we earned under the Zovirax cream co-promotion arrangement were recognized in other revenues in the period in which the revenues are earned. Under the terms of the Cordran® Tape co-promotion agreement, Valeant utilized its existing Dermatology sales and marketing structure to promote the product, and received a co-promotion fee on sales. The fees we paid under the Cordran Tape arrangement were recognized in the period incurred as an operating expense.

Metronidazole 1.3% Vaginal Gel

On May 1, 2013, we entered into an agreement to acquire the worldwide rights to Valeant’s metronidazole 1.3% vaginal gel antibiotic development product, a topical antibiotic for the treatment of bacterial vaginosis, which is being accounted for as a business combination. Under the terms of the agreement, we acquired the product upon U.S. Food and Drug Administration (“FDA”) approval on March 25, 2014 for acquisition accounting consideration of approximately $62.3 million, which includes the fair value contingent consideration of $50.3 million and upfront and milestone payments of $12.0 million, of which $9.0 million was incurred in the six months ended June 30, 2014. As a result of this transaction we recognized intangible assets and goodwill of $61.8 million and $0.5 million, respectively in the six months ended June 30, 2014.

Columbia Laboratories Inc.

During the six months ended June 30, 2014, we sold our minority interest in Columbia Laboratories Inc. for $8.5 million. As a result, we recorded a gain on the sale of the investment of $4.3 million in the six months ended June 30, 2014. Our former investment in Columbia Laboratories, Inc. was accounted for as an equity method investment.

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

Western European Assets Held for Sale

During the year ended December 31, 2013, we held for sale our commercial infrastructure in France, Italy, Spain, Portugal, Belgium, Germany and the Netherlands, including products, marketing authorizations and dossier license rights. We believe that the divestiture allows us to focus on faster growth markets including Central and Eastern Europe, and other emerging markets which we believe will enhance our long-term strategic objectives. On January 17, 2014, we announced our intention to enter into an agreement with Aurobindo Pharma Limited (“Aurobindo”) to sell these businesses. On April 1, 2014, we completed the sale of the assets in Western Europe.

In connection with the sale of our Western European assets, we entered into a supply agreement whereby the Company will supply product to Aurobindo over a period of five years. In the second quarter of 2014, we allocated the fair value of the consideration for the sale of the Western European assets of $65.0 million to each element of the agreement, including the supply of product.

As a result of the transactions, we recognized income / (loss) on the net assets held for sale of $3.4 million and $(34.3) million in the six months ended June 30, 2014 and the year ended December 31, 2013, respectively. In addition, the Company recognized a loss on the disposal of the assets in the three and six months ended June 30, 2014 of $20.9 million and deferred revenue of $10.1 million to be recognized over the course of the supply agreement.

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

Acquisition of Uteron Pharma, S.A

On January 23, 2013, we completed the acquisition of Belgium-based Uteron Pharma SA. The acquisition was consummated for a cash payment of $142.0 million, plus the assumption of debt and other liabilities of $7.7 million and up to $155.0 million in potential future milestone payments, of which $43.4 million was recognized on the date of acquisition (the “Uteron Acquisition”). The Uteron Acquisition expanded our pipeline of Women’s Health products, including two potential near term commercial opportunities in contraception and infertility, and one oral contraceptive project. Several additional products in earlier stages of development were also included in the Uteron Acquisition.

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

Operating results

Segments

In the first quarter of 2014, we realigned our global strategic business structure. Prior to the realignment, we operated and managed our business as three distinct operating segments: Actavis Pharma, Actavis Specialty Brands and Anda Distribution.

Under the new organizational structure in place for the six months ended June 30, 2014, generics, specialty brands and third-party commercial operations have been consolidated into a single new division. As a result of the realignment, we organized our business into two operating segments: Actavis Pharma and Anda Distribution. The Actavis Pharma segment includes patent-protected products and certain trademarked off-patent products that the Company sells and markets as brand pharmaceutical products and off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The Anda Distribution segment distributes generic and brand pharmaceutical products manufactured by third parties, as well as by the Company, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. The Anda Distribution segment operating results exclude sales of products developed, acquired, or licensed by the Actavis Pharma segment.

We evaluate segment performance based on segment contribution. Segment contribution for Actavis Pharma and Anda Distribution represents segment net revenues less cost of sales (excluding amortization and impairment of acquired intangibles including product rights), selling and marketing expenses and general and administrative expenses. The Company does not report total assets, capital expenditures, R&D, amortization, goodwill impairments and asset sales, impairments and contingent consideration adjustment, net by segment as not all such information has been accounted for at the segment level, nor has such information been used by all segments. R&D related to our Actavis Pharma segment was $158.0 million and $329.5 million in the three and six months ended June 30, 2014, respectively. Within R&D, $124.3 million and $238.2 million was generic development, $9.4 million and $42.6 million was invested in brand development and $24.3 million and $48.7 million was invested in biosimilar development during the three and six months ended June 30, 2014, respectively. With the acquisition of Forest Laboratories, the Company will evaluate all current R&D projects in development, including those with IPR&D assets. Some current projects being worked on may be placed on hold or terminated based upon Company priorities.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Results of operations, including segment net revenues, segment operating expenses and segment contribution information for our Actavis Pharma and Anda Distribution segments consisted of the following ($ in millions):

	Three months Ended June 30,
	2014			2013
	Actavis Pharma	Anda Distribution	Total	Actavis Pharma	Anda Distribution	Total

Product sales	$2,199.0	$427.0	$2,626.0	$1,652.4	$275.8	$1,928.2
Other revenue	41.2	—	41.2	61.6	—	61.6

Net revenues	2,240.2	427.0	2,667.2	1,714.0	275.8	1,989.8

Operating expenses:
Cost of sales(1)	922.0	374.5	1,296.5	811.5	238.8	1,050.3
Selling and marketing	264.3	27.2	291.5	212.9	22.7	235.6
General and administrative	261.3	8.8	270.1	218.0	7.8	225.8

Contribution	$792.6	$16.5	$809.1	$471.6	$6.5	$478.1

Contribution margin	35.4%	3.9%	30.3%	27.5%	2.4%	24.0%
Research and development			158.0			136.3
Amortization			422.9			149.6
Goodwill impairment			—			647.5
Asset sales, impairments and contingent consideration adjustment, net			22.1			7.8

Operating income			$206.1			$(463.1)

Operating margin			7.7%			(23.3)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

Actavis Pharma Segment

The following table presents net contribution for the Actavis Pharma segment for the three months ended June 30, 2014 and 2013 ($ in millions):

	Three Months Ended June 30,		Change
	2014	2013	Dollars	%

Product sales	$2,199.0	$1,652.4	$546.6	33.1%
Other revenue	41.2	61.6	(20.4)	(33.1)%

Net revenues	2,240.2	1,714.0	526.2	30.7%
Operating expenses:
Cost of sales(1)	922.0	811.5	110.5	13.6%
Selling and marketing	264.3	212.9	51.4	24.1%
General and administrative	261.3	218.0	43.3	19.9%

Segment contribution	$792.6	$471.6	$321.0	68.1%

Segment margin	35.4%	27.5%		7.9%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

Net Revenues

The following table presents net revenues for the reporting units in the Actavis Pharma segment for the three months ended June 30, 2014 and 2013 ($ in millions):

	Three Months Ended June 30,		Change
	2014	2013	Dollars	%

North American Brands:
Women’s Health
Lo Loestrin® Fe	$68.0	$—	$68.0	100.0%
Minastrin® 24 Fe	56.5	—	56.5	100.0%
Estrace® Cream	57.9	—	57.9	100.0%
Other Women’s Health	48.4	21.3	27.1	127.2%

Total Women’s Health	230.8	21.3	209.5	983.6%
Urology / Gastroenterology
Rapaflo®	25.3	21.2	4.1	19.3%
Delzicol® / Asacol® HD	136.4	—	136.4	100.0%
Other Urology / Gastroenterology	52.8	34.6	18.2	52.6%

Total Urology / Gastroenterology	214.5	55.8	158.7	284.4%
Dermatology / Established Brands
Doryx®	17.5	—	17.5	100.0%
Actonel®	54.2	—	54.2	100.0%
Other Dermatology / Established Brands	70.2	67.7	2.5	3.7%

Total Dermatology / Established Brands	141.9	67.7	74.2	109.6%

Total North American Brands	587.2	144.8	442.4	305.5%

North American Generics	1,031.4	949.8	81.6	8.6%
International	621.6	619.4	2.2	0.4%

Net Revenues	$2,240.2	$1,714.0	$526.2	30.7%

North American Brand revenues are classified based on the current mix of promoted products within Women’s Health, Urology / Gastroenterology and Dermatology / Established Brands. Movement of products between categories may occur from time to time based on changes in promotional activities.

Net revenues in our Actavis Pharma segment include product sales and other revenue derived from generic, branded generic, branded and OTC products. Our Actavis Pharma segment product line includes a variety of products and dosage forms. Indications for this line include, but are not limited to, pregnancy prevention, ulcerative colitis, acne, pain management, depression, hypertension, attention-deficit/hyperactivity disorder and smoking cessation. Dosage forms include oral solids, semi-solids, liquids, gels, transdermals, injectables, inhalation and oral transmucosals. In October 2013, as a result of the Warner Chilcott Acquisition, we began promoting a number of products, including, but not limited to, Asacol® HD, Delzicol®, Doryx®, Estrace® Cream, Lo Loestrin® Fe and Minastrin® 24 Fe. Beginning on July 1, 2014, as a result of the Forest Acquisition, the Company also began promoting North American brands, including, but not limited to, Bystolic®, Daliresp®, Linzess®, Namenda®, Namenda XR®, Savella® and Vibryd®. The results of these products, and other products acquired in the Forest Acquisition will be included in the three months ending September 30, 2014.

The increase in the Actavis Pharma net revenues is primarily due to the Warner Chilcott Acquisition, which contributed three months of sales in 2014 compared to no sales in the prior period ($493.2 million worldwide), including $443.5 million in North American Brands. The increase in North American Generics revenues was primarily the result of period-over-period increases in Lidocaine topical patch 5% (generic of Lidoderm®) of $116.1 million due to the timing of the launch in 2013 and Duloxetine HCI (generic of Cymbalta®), which was not sold in the first six months of 2013, of $47.5 million, offset, in part, by a decline in Methlyphenidate ER (generic of Concerta®) of $78.1 million due primarily to decreased volume. Other movements within this category are due to product mix.

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

The increase in cost of sales was due to higher product sales as a result of the Warner Chilcott Acquisition ($134.7 million), including the impact of selling through a portion of the inventory associated with the fair value step-up of the October 1, 2013 Warner Chilcott inventory acquired ($84.9 million).

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel-related costs, product promotion costs, distribution costs, professional service costs, insurance, depreciation and travel costs.

The increase in selling and marketing expenses was primarily due to higher selling and marketing costs associated with the Warner Chilcott Acquisition ($59.9 million), offset, in part, by decreased spending as a result of restructuring activities related to the Actavis Group during the year ended December 31, 2013.

General and Administrative Expenses

General and administrative expenses consist mainly of personnel-related costs, facilities costs, transaction costs, insurance, depreciation, litigation and settlement costs and professional services costs which are general in nature.

The increase in general and administrative expenses was due in part to increased operating costs related to the expansion of the Company’s size, including costs incurred by Warner Chilcott for ongoing operating expenses of $44.3 million. Included in the three months ended June 30, 2014, were costs incurred relating to the Forest Acquisition of $34.5 million. Included in the three months ended June 30, 2013 were $25.5 million of charges incurred associated with the settlements of ongoing litigation, as well as $22.6 million of costs incurred for the Warner Chilcott Acquisition.

Anda Distribution Segment

The following table presents net contribution for the Anda Distribution segment for the three months ended June 30, 2014 and 2013 ($ in millions):

	Three Months Ended June 30,		Change
	2014	2013	Dollars	%

Net revenues	$427.0	$275.8	$151.2	54.8%
Operating expenses:
Cost of sales(1)	374.5	238.8	135.7	56.8%
Selling and marketing	27.2	22.7	4.5	19.8%
General and administrative	8.8	7.8	1.0	12.8%

Segment contribution	$16.5	$6.5	$10.0	153.8%

Segment margin	3.9%	2.4%		1.5%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

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

The increase was primarily due to an increase in U.S. base product sales due to volume increases ($138.1 million) and an increase in period-over-period third party launches ($13.1 million).

Cost of Sales

Cost of sales includes third party acquisition costs, profit-sharing or royalty payments for products sold pursuant to licensing agreements and inventory reserve charges, where applicable. Cost of sales does not include amortization or impairment costs for other acquired intangibles.

The increase in cost of sales within our Anda Distribution segment was due to higher product sales. Cost of sales as a percentage of revenue increased to 87.7% compared to 86.6% in the prior year period primarily due to product and customer mix.

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel costs, facilities costs, insurance and freight costs which support the Anda Distribution segment sales and marketing functions. Selling and marketing costs exclude fees allocated from the Anda Distribution segment for services they provide on behalf of Actavis Pharma.

The increase in selling and marketing expenses relate to higher freight costs and higher personnel costs.

General and Administrative Expenses

General and administrative expenses consist mainly of personnel-related costs, facilities costs, insurance, depreciation and professional services costs. General and administrative costs within the Actavis Pharma segment exclude fees allocated from the Anda Distribution segment for services they provide on behalf of Actavis Pharma.

Research and Development Expenses

	Three Months Ended June 30,		Change
($ in millions)	2014	2013	Dollars	%
Research and development	$158.0	$136.3	$21.7	15.9%
as % of net revenues	5.9%	6.8%

R&D expenses consist predominantly of personnel-related costs, API costs, contract research, clinical, biostudy and facilities costs associated with product development. The increase in R&D expenses was primarily due to higher costs associated with the Warner Chilcott Acquisition ($18.2 million) and higher legacy spend for both generics ($20.5 million) and branded products ($11.9 million), including biologics of $6.2 million, offset, in part, by $28.2 million of income relating to the reduction of acquisition related contingent consideration liabilities, net of accretion expense, including $24.3 million associated with the contingent consideration write-off of Estelle and Colvir.

Amortization

	Three Months Ended June 30,		Change
($ in millions)	2014	2013	Dollars	%
Amortization	$422.9	$149.6	$273.3	182.7%
as % of net revenues	15.9%	7.5%

Amortization for the three months ended June 30, 2014 increased as compared to the prior year period primarily as a result of amortization of identifiable assets acquired in the Warner Chilcott Acquisition ($282.8 million).

Goodwill Impairments

During the second quarter of 2013, concurrent with the availability of discrete financial information for our then new reporting units, we completed an extensive review of our operating businesses, including exploring options for addressing overall profitability of seven Western European commercial operations consisting of, among other things, restructuring their operations, refocusing their activities on specific sub-markets, as well as potential divestitures of such businesses to other third parties. The potential impact of these conditions was considered in our projections when determining the indicated fair value of our reporting units for the impairment tests that were performed. In the quarter ended June 30, 2013, we recorded an impairment charge related to the goodwill in the Actavis Pharma – Europe reporting unit of $647.5 million as a result of our review.

Asset sales, impairments and contingent consideration adjustment, net

	Three Months Ended June 30,		Change
($ in millions)	2014	2013	Dollars	%
Asset sales, impairments and contingent consideration adjustment, net	$22.1	$7.8	$14.3	183.3%

Asset sales, impairments and contingent consideration adjustment, net for the three months ended June 30, 2014 primarily included the impact of our Corona manufacturing facility assets held for sale of $12.8 million and IPR&D impairments related to the Estelle and Colvir assets acquired in the Uteron Acquisition of $15.1 million offset, in part, by a gain on sale of the Lincolnton facility of $6.6 million.

Asset sales, impairments and contingent consideration adjustment, net for three months ended June 30, 2013 included impairment charges relating to a facility in Greece of $19.4 million, IPR&D intangibles in connection with the Arrow Group (acquired on December 2, 2009, in exchange for cash consideration of $1.05 billion, approximately 16.9 million shares of the Company’s Restricted Ordinary Shares and 200,000 shares of the Company’s Mandatorily Redeemable Preferred Stock and certain contingent consideration (the “Arrow Group Acquisition”)) of $4.4 million and net losses on miscellaneous asset sales, offset in part by gains related to the sale of a Russian subsidiary and a manufacturing facility in India totaling $16.2 million.

Interest Income

	Three Months Ended June 30,		Change
($ in millions)	2014	2013	Dollars	%
Interest income	$1.2	$1.2	$—	0.0%

Interest income represents interest earned on cash and cash equivalents held during the respective periods.

Interest Expense

	Three Months Ended
	June 30,		Change
($ in millions)	2014	2013	Dollars	%

Interest expense - 2009 Senior Notes	$6.3	$12.4	$(6.1)	(49.2)%
Interest expense - 2012 Senior Notes	32.9	32.5	0.4	1.2%
Interest expense - 2014 New Notes	4.6	—	4.6	100.0%
Interest expense - WC Notes	18.8	—	18.8	100.0%
Interest expense - Term Loans	14.6	7.9	6.7	84.8%
Interest expense - Revolving Credit Facility	0.6	0.4	0.2	50.0%
Interest expense - Other	1.3	1.9	(0.6)	(31.6)%

Interest Expense	$79.1	$55.1	$24.0	43.6%

Interest expense increased for the three months ended June 30, 2014 over the prior year primarily due to the indebtedness under the 2014 New Notes (defined below) incurred in connection with the Forest Acquisition, WC Notes (defined below) and the WC Term Loan Agreement (defined below) incurred in connection with the Warner Chilcott Acquisition.

Other Income (expense), net

	Three Months Ended June 30,		Change
($ in millions)	2014	2013	Dollars	%
Bridge loan commitment fee	$(13.5)	$—	(13.5)	(100.0)%
Disposal of a business	(20.9)	—	(20.9)	(100.0)%
Earnings on equity method investments	0.7	1.1	(0.4)	(36.4)%
Other income	(2.1)	2.7	(4.8)	(177.8)%

Other income (expense), net	$(35.8)	$3.8	$(39.6)	(1,042.1)%

Bridge Loan Commitment Fee

In connection with the Forest Merger Agreement, we secured a bridge loan commitment of up to $7.0 billion and incurred associated commitment costs of $25.8 million. During the three months ended June 30, 2014, recorded an expense of $13.5 million associated with the amortization and write-off of such deferred fees.

Disposal of a business

Disposal of a business includes the loss on the disposal of our Western European operations divested in the second quarter of 2014 of $20.9 million.

Provision for Income Taxes

	Three Months Ended June 30,		Change
($ in millions)	2014	2013	Dollars	%
Provision for income taxes	$43.6	$51.4	$7.8	15.2%
Effective tax rate	47.2%	(10.0)%

The Company’s effective tax rate for the three months ended June 30, 2014 was 47.2% compared to (10.0)% for the three months ended June 30, 2013. The effective tax rate for the three months ended June 30, 2014 was impacted by losses in certain jurisdictions for which no tax benefit is provided and the amortization of the step-up in inventory tax benefited at a lower rate than the Irish statutory rate. This was partially offset by the amortization of intangibles tax benefited at a higher rate than the Irish statutory rate. The effective tax rate for the three months ended June 30, 2013 was impacted by certain one-time non-deductible pre-tax expenses including a goodwill impairment charge of $647.5 million.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Results of operations, including segment net revenues, segment operating expenses and segment contribution information for our Actavis Pharma and Anda Distribution segments consisted of the following ($ in millions):

	Six Months Ended June 30,
	2014			2013
	Actavis	Anda		Actavis	Anda
	Pharma	Distribution	Total	Pharma	Distribution	Total

Product sales	$4,405.7	$817.2	$5,222.9	$3,292.7	$506.8	$3,799.5
Other revenue	99.4	—	99.4	85.8	—	85.8

Net revenues	4,505.1	817.2	5,322.3	3,378.5	506.8	3,885.3

Operating expenses:
Cost of sales(1)	1,883.8	705.7	2,589.5	1,703.6	433.3	2,136.9
Selling and marketing	520.4	54.2	574.6	420.2	42.6	462.8
General and administrative	529.3	16.6	545.9	396.3	15.3	411.6

Contribution	$1,571.6	$40.7	$1,612.3	$858.4	$15.6	$874.0

Contribution margin	34.9%	5.0%	30.3%	25.4%	3.1%	22.5%
Research and development			329.5			268.4
Amortization			847.1			308.0
Goodwill impairment			—			647.5
Asset sales, impairments and contingent consideration adjustment, net			21.7			155.8

Operating income			$414.0			$(505.7)

Operating margin			7.8%			(13.0)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

Actavis Pharma Segment

The following table presents net contribution for the Actavis Pharma segment for the six months ended June 30, 2014 and 2013 ($ in millions):

	Six Months Ended
	June 30,		Change
	2014	2013	Dollars	%

Product sales	$4,405.7	$3,292.7	$1,113.0	33.8%
Other revenue	99.4	85.8	13.6	15.9%

Net revenues	4,505.1	3,378.5	1,126.6	33.3%
Operating expenses:
Cost of sales(1)	1,883.8	1,703.6	180.2	10.6%
Selling and marketing	520.4	420.2	100.2	23.8%
General and administrative	529.3	396.3	133.0	33.6%

Segment contribution	$1,571.6	$858.4	$713.2	83.1%

Segment margin	34.9%	25.4%		9.5%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

Net Revenues

The following table presents net revenues for the reporting units in the Actavis Pharma segment for the six months ended June 30, 2014 and 2013 ($ in millions):

	Six Months Ended
	June 30,		Change
	2014	2013	Dollars	%

North American Brands:
Women’s Health
Lo Loestrin® Fe	$130.4	$—	$130.4	100.0%
Minastrin® 24 Fe	104.4	—	104.4	100.0%
Estrace® Cream	111.2	—	111.2	100.0%
Other Women’s Health	97.4	41.3	56.1	135.8%

Total Women’s Health	443.4	41.3	402.1	973.6%
Urology / Gastroenterology
Rapaflo®	56.5	43.8	12.7	29.0%
Delzicol® / Asacol® HD	277.2	—	277.2	100.0%
Other Urology / Gastroenterology	106.0	68.7	37.3	54.3%

Total Urology / Gastroenterology	439.7	112.5	327.2	290.8%
Dermatology / Established Brands
Doryx®	29.4	—	29.4	100.0%
Actonel®	115.3	—	115.3	100.0%
Other Dermatology / Established Brands	153.4	120.6	32.8	27.2%

Total Dermatology / Established Brands	298.1	120.6	177.5	147.2%

Total North American Brands	1,181.2	274.4	906.8	330.5%

North American Generics	2,055.6	1,906.5	149.1	7.8%
International	1,268.3	1,197.6	70.7	5.9%

Net Revenues	$4,505.1	$3,378.5	$1,126.6	33.3%

The increase in the Actavis Pharma net revenues is primarily due to the Warner Chilcott Acquisition, which contributed six months of sales in 2014 compared to no sales in the prior period ($974.5 million worldwide), including $877.3 million in North American Brands. The increase in North American Generics revenues was primarily the result of period-over-period increases in Lidocaine topical patch 5% (generic of Lidoderm®) of $251.3 million due to the timing of the launch in 2013 and Duloxetine HCI (generic of Cymbalta®), which was not sold in the first six months of 2013, of $110.1 million, offset in part by declines in Methlyphenidate ER (generic of Concerta®) of $196.3 million due primarily to decreased volume. Other movements within this category are due to product mix.

Cost of Sales

The increase in cost of sales was due to higher product sales as a result of the Warner Chilcott Acquisition ($306.7 million), including the impact of selling through a portion of the inventory associated with the fair value step-up of the October 1, 2013 Warner Chilcott inventory acquired ($209.5 million). Included in the six months ended June 30, 2013 was $93.5 million relating to the impact of selling through a portion of the inventory associated with the fair value step-up on inventory related to the Actavis Group Acquisition.

Selling and Marketing Expenses

The increase in selling and marketing expenses was primarily due to higher selling and marketing costs associated with the Warner Chilcott Acquisition ($115.8 million), offset, in part, by decreased spending as a result of restructuring activities related to the Actavis Group during the year ended December 31, 2013.

General and Administrative Expenses

The increase in general and administrative expenses was due in part to increased operating costs related to the expansion of the Company’s size, including costs incurred by Warner Chilcott for ongoing operating expenses of $91.1 million. Included in the six months ended June 30, 2014, were costs incurred relating to the Forest Acquisition of $48.6 million. Included in the six months ended June 30, 2013 were $30.8 million of charges incurred due to the settlements of ongoing litigation, as well as $22.6 million of costs incurred for the Warner Chilcott Acquisition and other costs associated with the restructuring of the Actavis Group.

Anda Distribution Segment

The following table presents net contribution for the ANDA Distribution segment for the six months ended June 30, 2014 and 2013 ($ in millions):

	Six Months Ended
	June 30,		Change
	2014	2013	Dollars	%

Net revenues	$817.2	$506.8	$310.4	61.2%
Operating expenses:
Cost of sales(1)	705.7	433.3	272.4	62.9%
Selling and marketing	54.2	42.6	11.6	27.2%
General and administrative	16.6	15.3	1.3	8.5%

Segment contribution	$40.7	$15.6	$25.1	160.9%

Segment margin	5.0%	3.1%		1.9%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

Net Revenues

The increase in revenues was primarily due to an increase in U.S. base product sales due to volume increases ($289.7 million) and an increase in period-over-period third party launches ($20.7 million).

Cost of Sales

The increase in cost of sales within our Anda Distribution segment was due to higher product sales. Cost of sales as a percentage of revenue increased to 86.4% compared to 85.5% in the prior year period primarily due to product and customer mix.

Selling and Marketing Expenses

The increase in selling and marketing expenses relate to higher freight costs and higher personnel costs.

General and Administrative Expenses

General and administrative expenses were in line period-over-period.

Research and Development Expenses

	Six Months Ended June 30,		Change
($ in millions)	2014	2013	Dollars	%
Research and development	$329.5	$268.4	$61.1	22.8%
as % of net revenues	6.2%	6.9%

The increase in R&D expenses was primarily due to higher costs associated with the Warner Chilcott Acquisition ($38.1 million) and higher legacy spend for both generics ($35.6 million) and branded products ($23.4 million), including biologics of $14.6 million, offset, in part, by $35.4 million of income relating to the reduction of acquisition related contingent consideration liabilities, net of accretion expense, including $24.7 million associated with the write-off of contingent consideration associated with Estelle and Colvir.

Amortization

	Six Months Ended June 30,		Change
($ in millions)	2014	2013	Dollars	%
Amortization	$847.1	$308.0	$539.1	175.0%
as % of net revenues	15.9%	7.9%

Amortization for the six months ended June 30, 2014 increased as compared to the prior year period primarily as a result of amortization of identifiable assets acquired in the Warner Chilcott Acquisition ($567.4 million).

Goodwill Impairments

In the six months ended June 30, 2013, we recorded an impairment charge related to the goodwill in the Actavis Pharma – Europe reporting unit of $647.5 million.

Asset sales, impairments and contingent consideration adjustment, net

	Six Months Ended June 30,		Change
($ in millions)	2014	2013	Dollars	%
Asset sales, impairments and contingent consideration adjustment, net	$21.7	$155.8	$(134.1)	(86.1)%

Asset sales, impairments and contingent consideration adjustment, net for the six months ended June 30, 2014 primarily included the gain on assets related to our Western European assets held for sale of $3.4 million, the expenses related to our Corona manufacturing facility assets held for sale of $12.8 million, and IPR&D impairments related to the Estelle and Colvir assets acquired in the Uteron Acquisition of $15.1 million.

Asset sales, impairments and contingent consideration adjustment, net for the six months ended June 30, 2013 includes a non-cash fair value adjustment for contingent consideration as a result of the decision to award the remaining 1.65 million contingent shares in connection with the Actavis Group Acquisition of $150.3 million, an impairment charge related to a facility in Greece of $19.4 million and an impairment of IPR&D intangibles in connection with the Arrow Group acquisition of $4.4 million, offset, in part, by gains related to the sale of a Russian subsidiary and a manufacturing facility in India totaling $16.2 million, as well as other miscellaneous gains.

Interest Income

	Six Months Ended June 30,		Change
($ in millions)	2014	2013	Dollars	%
Interest income	$2.2	$2.0	$0.2	10.0%

Interest Expense

	Six Months Ended
	June 30,		Change
($ in millions)	2014	2013	Dollars	%

Interest expense - 2009 Senior Notes	$12.6	$24.7	$(12.1)	(49.0)%
Interest expense - 2012 Senior Notes	65.4	64.3	1.1	1.7%
Interest expense - 2014 New Notes	4.6	—	4.6	100.0%
Interest expense - WC Notes	37.6	—	37.6	100.0%
Interest expense - Term Loans	28.3	16.1	12.2	75.8%
Interest expense - Revolving Credit Facility	1.3	1.0	0.3	30.0%
Interest expense - Other	2.1	3.1	(1.0)	(32.3)%

Interest Expense	$151.9	$109.2	$42.7	39.1%

Interest expense increased for the six months ended June 30, 2014 over the prior year primarily due to the indebtedness under the WC Notes and the WC Term Loan Agreement incurred in connection with the Warner Chilcott Acquisition.

Other Income (expense), net

	Six Months Ended June 30,		Change
($ in millions)	2014	2013	Dollars	%
Gain on sale of investments	$4.3	$—	4.3	100.0%
Bridge loan commitment fee	(23.0)	—	(23.0)	(100.0)%
Disposal of a business	(20.9)	—	(20.9)	(100.0)%
Earnings on equity method investments	1.8	2.0	(0.2)	(10.0)%
Other income	7.0	22.4	(15.4)	(68.8)%

Other income (expense), net	$(30.8)	$24.4	$(55.2)	(226.2)%

Gain on Sale of Investment

During the six months ended June 30, 2014, we sold our minority interest in Columbia Laboratories Inc. for $8.5 million. As a result, we recognized a gain on the sale of $4.3 million.

Bridge Loan Commitment Fee

In connection with the Forest Merger Agreement, we secured a bridge loan commitment of up to $7.0 billion and incurred associated commitment costs of $25.8 million. During the six months ended June 30, 2014, we recorded an expense of $23.0 million associated with these fees.

Disposal of a business

Disposal of a business includes the loss on the disposal of our Western European operations divested in the second quarter of 2014 of $20.9 million.

Other Income

In the six months ended June 30, 2014, we recorded income of $5.0 million, in connection with the agreement entered into on January 24, 2014 with Nitrogen DS Limited, one of the sellers associated with the Actavis Group Acquisition, in which we received payment from Nitrogen DS Limited in exchange for their right to transfer, sell, or assign or otherwise dispose of 50% of the locked up Actavis shares owned.

Other (expense), net for the six months ended June 30, 2013 includes a gain on the purchase of Icelandic krona of $14.8 million.

Provision for Income Taxes

	Six Months Ended June 30,		Change
($ in millions)	2014	2013	Dollars	%
Provision for income taxes	$88.0	$79.6	$8.4	10.6%
Effective tax rate	37.7%	(13.5)%

The Company’s effective tax rate for the six months ended June 30, 2014 was 37.7% compared to (13.5)% for the six months ended June 30, 2013. The effective tax rate for the six months ended June 30, 2014 was impacted by income earned in jurisdictions with tax rates higher than the Irish statutory rate, losses in certain jurisdictions for which no tax benefit is provided, and the amortization of the step-up in inventory tax benefited at a lower rate than the Irish statutory rate. This was partially offset by the amortization of intangibles tax benefited at a higher rate than the Irish statutory rate. Additionally, the tax provision included a benefit of $9.7 million related to certain changes in the Company’s uncertain tax positions. The effective tax rate for the six months ended June 30, 2013 was impacted by certain one-time non-deductible pre-tax expenses including a goodwill impairment charge of $647.5 million and a charge for consideration due to the former Actavis stakeholders of $150.3 million. This was partially offset by non-taxable pre-tax income of $15.0 million related to the Arrow Acquisition.

Liquidity and Capital Resources

Working Capital Position

Working capital at June 30, 2014 and December 31, 2013 is summarized as follows:

($ in millions):	June 30, 2014	December 31, 2013	Increase (Decrease)
Current Assets:
Cash and cash equivalents	$4,293.6	$329.0	$3,964.6
Marketable securities	2.5	2.5	—
Accounts receivable, net	1,567.7	1,404.9	162.8
Inventories, net	1,633.3	1,786.3	(153.0)
Prepaid expenses and other current assets	534.8	409.2	125.6
Current assets held for sale	37.6	271.0	(233.4)
Deferred tax assets	203.4	231.8	(28.4)

Total current assets	8,272.9	4,434.7	3,838.2

Current liabilities:
Accounts payable and accrued expenses	$2,443.1	$2,343.2	$99.9
Income taxes payable	82.2	96.6	(14.4)
Current portion of long-term debt and capital leases	1,588.8	534.6	1,054.2
Deferred revenue	39.5	38.8	0.7
Current liabilities held for sale	—	246.6	(246.6)
Deferred tax liabilities	29.8	35.1	(5.3)

Total current liabilities	4,183.4	3,294.9	888.5

Working Capital	$4,089.5	$1,139.8	$2,949.7

Working Capital excluding assets held for sale, net	$4,051.9	$1,115.4	$2,936.5

Adjusted Current Ratio	1.97	1.37

Working capital excluding assets held for sale, net, increased $2,936.5 million to $4,051.9 million at June 30, 2014 compared to $1,115.4 million at December 31, 2013. This increase is due primarily to net proceeds received in connection with the 2104 New Notes issuance of approximately $3,650.0 million, which was used in part to fund the Forest Acquisition on July 1, 2014 and net income excluding non-cash charges of $1,272.2 million, offset in part by an increase in the current portion of long-term debt due to the classification of the WC Notes, a decrease in inventories, primarily due to the portion of the fair value step-up of the October 1, 2013 Warner Chilcott inventory acquired that was sold in the six months ended June 30, 2014 of $209.5 million.

Cash Flows from Operations

Summarized cash flow from operations is as follows:

	Six Months Ended June 30,
($ in millions)	2014	2013
Net cash provided by operating activities	$909.1	$291.0

Cash flows from operations represent net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities increased $618.1 million in the six months ended June 30, 2014 versus the prior year period, due primarily to an increase in net income, adjusted for non-cash activity of $730.1 million ($1,272.2 million and $542.1 million of net income, adjusted for non-cash activity in the six months ended June 30, 2014 and 2013, respectively), offset, in part, by a decrease in working capital movements.

Management expects that available cash balances and the remaining 2014 cash flows from operating activities will provide sufficient resources to fund our operating liquidity needs and expected 2014 non-operating funding requirements.

Investing Cash Flows

Our cash flows from investing activities are summarized as follows:

	Six Months Ended June 30,
($ in millions)	2014	2013
Net cash (used in) investing activities	$(177.8)	$(253.0)

Investing cash flows consist primarily of cash used in acquisitions of businesses and intangibles (primarily product rights), capital expenditures for property, plant and equipment and purchases of investments and marketable securities partially offset by proceeds from the sale of investments and marketable securities. Included in the six months ended June 30, 2014 was cash used in connection with capital expenditures for property, plant and equipment of $80.8 million and the purchases of businesses, net of cash acquired of $119.2 million, offset, in part by cash received from the sale of assets of $18.0 million.

Included in the six months ended June 30, 2013 was cash used in connection with the Uteron Acquisition, net of cash acquired of $141.3 million, cash used in connection with the acquisition of Medicines360 of $52.3 million and capital expenditures for property, plant and equipment of $73.8 million.

Financing Cash Flows

Our cash flows from financing activities are summarized as follows:

	Six Months Ended June 30,
($ in millions)	2014	2013
Net cash provided by / (used in) financing activities	$3,200.1	$(107.1)

Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of ordinary shares and proceeds from the exercise of stock options. Cash used in financing activities in the six months ended June 30, 2014 includes the proceeds from the issuance of the 2014 New Notes of $3,676.2 million, offset, in part, by net repayments of other indebtedness, net of $387.8 million, and the payment of debt issuance costs of $51.9 million.

Included in the six months ended June 30, 2013 were net payments on long-term debt of $91.7 million, acquisition of non-controlling interests of $10.4 million and the repurchase of outstanding shares of $22.5 million, partially offset, by proceeds from stock option exercises of $5.5 million.

Debt and Borrowing Capacity

Debt consisted of the following (in millions):

	June 30, 2014	December 31, 2013
WC Term Loan Agreement	$1,786.2	$1,832.8
Amended and Restated ACT Term Loan	1,237.2	1,310.0
Revolving Credit Facility	—	265.0
Senior Notes:
$ 500.0 million 1.300% notes due June 15, 2017	500.0	—
$ 1,200.0 million 1.875% notes due October 1, 2017	1,200.0	1,200.0
$ 1,250.0 million 7.75% notes due September 15, 2018	1,250.0	1,250.0
$ 500.0 million 2.450% notes due June 15, 2019	500.0	—
$ 400.0 million 6.125% notes due August 14, 2019	400.0	400.0
$ 1,700.0 million 3.250% notes due October 1, 2022	1,700.0	1,700.0
$ 1,200.0 million 3.850% notes due June 15, 2024	1,200.0	—
$ 1,000.0 million 4.625% notes due October 1, 2042	1,000.0	1,000.0
$ 1,500.0 million 4.850% notes due June 15, 2044	1,500.0	—
Plus: Unamortized premium	93.0	103.9
Less: Unamortized discount	(54.4)	(31.9)

Senior Notes, net	9,288.6	5,622.0

Capital leases	19.4	22.2

Total debt and capital leases	12,331.4	9,052.0

Less: Current portion	1,588.8	534.6

Total long-term debt and capital leases	$10,742.6	$8,517.4

July 1, 2014 Financing

On July 1, 2014, in connection with the Forest Acquisition, the Company incurred indebtedness not included in the table above. The indebtedness assumed / incurred is discussed below.

Notes

On July 1, 2014, in connection with the Forest Acquisition, Actavis plc guaranteed certain of the acquired indebtedness of Forest in exchange for the elimination of the existing registration right obligations of the Company with respect to those outstanding debt securities, which are a component of the Company’s outstanding indebtedness effective July 1, 2014. Actavis plc issued a guarantee for the $1.05 billion 4.375% senior notes due 2019, the $750.0 million senior notes due 2021 and the $1.2 billion senior notes due 2021 (together the “Acquired Forest Notes”) acquired July 1, 2014.

Term Debt

On July 1, 2014, in connection with the Forest Acquisition, we borrowed $2.0 billion of term loan indebtedness which is due July 1, 2019. The outstanding principal amount of loans is payable in equal quarterly amounts of 2.50% per quarter prior to the fifth anniversary, with the remaining balance payable on the fifth year anniversary.

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

The Company is subject to, and, at June 30, 2014, was in compliance with, all financial and operational covenants under the terms of the WC Term Loan Agreement. As of June 30, 2014, the outstanding indebtedness under the Three Year Tranche and the Five Year Tranche was $925.0 million and $861.2 million, respectively. The book value of the outstanding indebtedness approximates fair value as the debt is at variable interest rates and re-prices frequently.

Amended and Restated Actavis, Inc. Credit and Guaranty Agreements

Amended and Restated ACT Term Loan

On the Closing Date and pursuant to the Term Loan Amendment Agreement (the “Term Amendment Agreement”), by and among Actavis, Inc., a wholly owned subsidiary of the Company, BofA, as administrative agent thereunder, and the lenders party thereto, dated as of August 1, 2013, the Company, as parent guarantor, Actavis WC Holding S.à r.l. (the “ACT Borrower”), as borrower, Actavis, Inc., as a subsidiary guarantor, and BofA, as administrative agent, entered into the Amended and Restated Actavis Term Loan Credit and Guaranty Agreement (the “Existing ACT Term Loan Agreement”), dated as of October 1, 2013. The ACT Term Loan Agreement amended and restated Actavis, Inc.’s $1,800.0 million senior unsecured term loan credit facility, dated as of June 22, 2012. At closing, an aggregate principal amount of $1,572.5 million was outstanding under the ACT Term Loan Agreement.

On March 31, 2014, Actavis plc, Actavis Capital, Actavis, Inc., BofA, as Administrative Agent, and a syndicate of banks participating as lenders entered into an amendment agreement (the “ACT Term Loan Amendment”) to amend and restate Actavis Capital’s Existing ACT Term Loan Agreement. The Existing ACT Term Loan Agreement together with the ACT Term Loan Amendment is referred to herein as the “ACT Term Loan Agreement.” The ACT Term Loan Agreement became effective in accordance with its terms on March 31, 2014.

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

The Company is subject to, and at June 30, 2014 was in compliance with, all financial and operational covenants under the terms of the ACT Term Loan Agreement. The outstanding balance of the Term Loan at June 30, 2014 was $1,237.2 million. The book value of the outstanding indebtedness approximates fair value as the debt is at variable interest rates and re-prices frequently.

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

The Company is subject to, and as of June 30, 2014 was in compliance with, all financial and operational covenants under the terms of the Revolving Credit Facility. At June 30, 2014, letters of credit outstanding were $8.8 million. The net availability under the Revolving Credit Facility was $741.2 million.

Senior Notes Indebtedness

2014 Notes Issuance

On June 10, 2014, Actavis Funding SCS, a limited partnership (societe en commandite simple), organized under the laws of the Grand Duchy of Luxembourg, an indirect subsidiary of Actavis plc, issued $500.0 million 1.300% notes due 2017, $500.0 million 2.450% notes due 2019, $1,200.0 million 3.850% notes due 2024 and $1,500.0 million 4.850% notes due 2044 (collectively the “2014 New Notes”). Interest payments are due on the 2014 New Notes on June 15 and December 15 annually, beginning on December 15, 2014. The guarantors of the debt are Warner Chilcott Limited, Actavis Capital Sarl, and Actavis, Inc. Actavis plc will not guarantee the 2014 New Notes. The fair value of the Company’s outstanding 2014 New Notes ($3,700 million face value), as determined in accordance with ASC Topic 820 “Fair Value Measurement” (“ASC 820”) under Level 2 based upon quoted prices for similar items in active markets, was $3,711.3 million as of June 30, 2014.

Actavis, Inc. Supplemental Indenture

On October 1, 2013, the Company, Actavis, Inc., a wholly owned subsidiary of the Company, and Wells Fargo Bank, National Association, as trustee, entered into a fourth supplemental indenture (the “Fourth Supplemental Indenture”) to the indenture, dated as of August 24, 2009 (the “Base Indenture” and, together with the First Supplemental Indenture, the Second Supplemental Indenture and the Third Supplemental Indenture (each as defined below), the “Indenture”), as supplemented by the first supplemental indenture, dated as of August 24, 2009 (the “First Supplemental Indenture”), the second supplemental indenture, dated as of May 7, 2010 (the “Second Supplemental Indenture”), and the third supplemental indenture, dated as of October 2, 2012 (the “Third Supplemental Indenture”). Pursuant to the Fourth Supplemental Indenture, the Company has provided a full and unconditional guarantee of Actavis, Inc.’s obligations under its then outstanding $450.0 million 5.000% senior notes due August 15, 2014, (the “2014 Notes”), its $400.0 million 6.125% senior notes due August 15, 2019 (the “2019 Notes”), its $1,200.0 million 1.875% senior notes due October 1, 2017 (the “2017 Notes”), its $1,700.0 million 3.250% senior notes due October 1, 2022 (the “2022 Notes”) and its $1,000.0 million 4.625% Senior Notes due October 1, 2042 (the “2042 Notes”, and together with the 2014 Notes, the 2019 Notes, the 2017 Notes and the 2022 Notes, the “Notes”).

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

The fair value of the Company’s outstanding WC Notes ($1,250.0 million face value), as determined in accordance with ASC 820 under Level 2 based upon quoted prices for similar items in active markets, was $1,314.1 million and $1,357.4 million as of June 30, 2014 and December 31, 2013, respectively.

In June 2014, the Company notified the Issuers that it will irrevocably call the WC Notes in July 2014. On July 21, 2014, the Company redeemed the WC Notes for $1,311.8 million, which includes a make-whole premium of $61.8 million and the principal amount of the WC Notes of $1,250.0 million. As a result of the transaction, the Company recognized a gain in July of 2014 of $29.9 million, which includes the write-off of the unamortized premium.

2012 Notes Issuance

On October 2, 2012, Actavis, Inc. issued the 2017 Notes, the 2022 Notes, and the 2042 Notes (collectively the “2012 Senior Notes”). Interest payments are due on the 2012 Senior Notes semi-annually in arrears on April 1 and October 1 beginning April 1, 2013. Net proceeds from the offering of the 2012 Senior Notes were used for the Actavis Group Acquisition. The fair value of the Company’s outstanding 2012 Senior Notes ($3,900.0 million face value), as determined in accordance with ASC 820 under Level 2 based upon quoted prices for similar items in active markets, was $3,855.7 million and $3,683.2 million as of June 30, 2014 and December 31, 2013, respectively.

2009 Notes Issuance

On August 24, 2009, Actavis, Inc. issued the 2014 Notes and the 2019 Notes (collectively the “2009 Senior Notes”). Interest payments are due on the 2009 Senior Notes semi-annually in arrears on February 15 and August 15, respectively, beginning February 15, 2010. Net proceeds from the offering of 2009 Senior Notes were used to repay certain debt with the remaining net proceeds being used to fund a portion of the cash consideration for the Arrow Group Acquisition. The 2014 Notes, which had an outstanding principal balance of $450.0 million and which were fully and unconditionally guaranteed by us, were redeemed on November 5, 2013 at a redemption price equal to $465.6 million, which resulted in a cash expense of $15.6 million in the fourth quarter of 2013. The fair value of the Company’s outstanding 2009 Senior Notes ($400.0 million face value), as determined in accordance with ASC 820 under Level 2 based upon quoted prices for similar items in active markets, was $467.6 million and $460.9 million as of June 30, 2014 and December 31, 2013, respectively.

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

Investment Risk

As of June 30, 2014, our total investments in marketable and equity securities of other companies, including equity method investments were $13.1 million (included in marketable securities and investments and other assets). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.

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

Floating Rate Debt

At June 30, 2014, borrowings outstanding under the WC Term Loan Agreement and the Amended and Restated Term Loan were $3,023.4 million. Assuming a one percent increase in the applicable interest rate, annual interest expense under the WC Term Loan Agreement and the Amended and Restated ACT Term Loan would increase by approximately $30.2 million over the next twelve months.

Fixed Rate Debt

The Company has indebtedness outstanding under its senior notes. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.

Foreign Currency Exchange Risk

We operate and transact business in various foreign countries and are, therefore, subject to the risk of foreign currency exchange rate fluctuations. The Company manages this foreign currency risk, in part, through operational means including managing foreign currency revenues in relation to same currency costs as well as managing foreign currency assets in relation to same currency liabilities. The Company is also exposed to the potential earnings effects from intercompany foreign currency assets and liabilities that arise from normal trade receivables and payables and other intercompany loans. The Company seeks to limit exposure to foreign exchange risk involving intercompany trade receivables and payables by settling outstanding amounts through normal payment terms. Other methodologies to limit the Company’s foreign exchange risks are being reviewed currently which may include foreign exchange forward contracts or options.

Net foreign currency gains and losses did not have a material effect on the Company’s results of operations for the three and six months ended June 30, 2014 or 2013, respectively.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described in our Annual Report on Form 10-K. The Company has implemented changes in information technology general controls in order to improve controls over segregation of duties, restricted access to programs and data, and change management activities, and has begun testing their effectiveness in order to address the previously reported internal control deficiencies in our Form 10-K. The Company will continue to take measures that may be necessary and advisable so as to institute measures to address the material weakness.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting, during the fiscal quarter ended June 30, 2014, that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Related to Our Business

We may not realize all of the anticipated benefits of the Forest Acquisition, including the acquisition of Furiex, or those benefits may take longer to realize than expected. We may also encounter significant unexpected difficulties in integrating the businesses. The Forest Acquisition may result in adverse tax consequences to the Actavis group.

We anticipate achieving a variety of synergies in connection with the Forest Acquisition over the next one to three years, including approximately $1 billion of operating and tax synergies. Our anticipated synergies are inherently estimates that are difficult to predict and are necessarily speculative in nature, and we cannot provide assurance that we will achieve expected or actual synergies. Our ability to fully realize the anticipated benefits of the transaction with Forest Laboratories will depend, to a large extent, on our ability to integrate the Actavis and the Forest Laboratories, including Furiex and Aptalis, businesses. The combination of two independent businesses is a complex, costly and time-consuming process. As a result, we have been and will continue to be required to devote significant management attention and resources to integrating the business practices and operations. The integration process may disrupt the businesses and, if implemented ineffectively, would preclude realization of the full benefits expected by us. Our failure to meet the challenges involved in integrating the two businesses in order to realize the anticipated benefits of the Forest Laboratories acquisition could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations.

In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships and diversion of management’s attention. The difficulties of combining the operations of the companies include, among others:

•	the diversion of management’s attention to integration matters;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from combining the business of Actavis with that of Forest Laboratories, including Furiex and Aptalis;

•	difficulties in the integration of operations and systems;

•	difficulties in the assimilation of employees;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	challenges in keeping existing customers and obtaining new customers;

•	potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the Forest Acquisition, including possible adverse tax consequences to the Actavis group pursuant to the anti-inversion rules under section 7874 of the Internal Revenue Code of 1986, as amended, (“Section 7874”) as a result of the acquisition; and

•	challenges in attracting and retaining key personnel.

Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact our business, financial condition and results of operations. In addition, even if the operations of the businesses of Actavis and Forest Laboratories are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings or sales or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. Additional unanticipated costs may be incurred in the integration of the businesses of Actavis and Forest Laboratories. All of these factors could cause a reduction to our earnings per share, decrease or delay the expected accretive effect of the transaction, and negatively impact the price of our ordinary shares. As a result, we cannot assure you that the combination of the Actavis and Forest Laboratories businesses will result in the realization of the full benefits anticipated from the Forest Laboratories acquisition.

Actavis has incurred and will continue to incur direct and indirect costs as a result of the Forest Acquisition.

Actavis has incurred substantial expenses in connection with completing the Forest Acquisition, and over a period of time following the completion of the Forest Acquisition, Actavis further expects to incur substantial expenses in connection with coordinating the businesses, operations, policies and procedures of Actavis and Forest Laboratories. While Actavis has assumed that a certain level of transaction and coordination expenses will be incurred, there are a number of factors beyond Actavis’ control that could affect the total amount or the timing of these transaction and coordination expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses may exceed the costs historically borne by Actavis and Forest Laboratories.

Following the Forest Acquisition, we have significantly less cash on hand than the sum of cash on hand of Actavis and Forest Laboratories prior to the acquisition. This reduced amount of cash could adversely affect our ability to grow.

We have significantly less cash and cash equivalents on hand than the approximately $7,717.8 million of combined cash and cash equivalents of Actavis and Forest Laboratories, as of June 30, 2014, which was used, in part, to complete the Forest Acquisition on July 1, 2014. Although our management believes that we will have access to cash sufficient to meet our business objectives and capital needs, the lessened availability of cash and cash equivalents following the consummation of the Forest Acquisition could constrain our ability to grow our business. Our financial position could also make us vulnerable to general economic downturns and industry conditions, and place us at a competitive disadvantage relative to our competitors that have more cash at their disposal. In the event that we do not have adequate capital to maintain or develop our business, additional capital may not be available to us on a timely basis, on favorable terms, or at all.

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

If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance our indebtedness and other financial transactions, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms, if at all. Any refinancing of our indebtedness could be at significantly higher interest rates, and/or incur significant transaction fees. See “Liquidity and Capital Resources — Credit Facility Indebtedness” and “Liquidity and Capital Resources — Senior Note Indebtedness” for a detailed discussion of our outstanding indebtedness.

If we do not successfully integrate newly acquired businesses into our business operations, our business could be adversely affected.

We will need to successfully integrate the operations of newly acquired businesses, including Forest Laboratories, Furiex and Aptalis, with our business operations. Integrating the operations of new businesses with that of our own is a complex and time-consuming process. Prior to each acquisition, the acquired business operated independently, with its own business, corporate culture, locations, employees and systems. There may be substantial difficulties, costs and delays involved in any integration of other businesses with that of our own. These may include:

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

We are subject to federal and state healthcare fraud and abuse and health information privacy and security laws, and the failure to comply with such laws may adversely affect our business.

In the United States, many of our products are reimbursed under federal and state health care programs such as Medicaid, Medicare, TriCare, and/or state pharmaceutical assistance programs, and as a result, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include: (i) the U.S. Anti-Kickback Statute, which constrains our marketing practices, educational programs, pricing policies and relationships with healthcare providers or other entities, by prohibiting, among other things, soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, either the referral of an individual or the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs; (ii) federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payers that are false or fraudulent; (iii) the U.S. Health Insurance Portability and Accountability Act of 1996, (HIPAA), which among other things created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; (iv) the U.S. Physician Payments Sunshine Act, which among other things, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under a federal healthcare program to report annually information related to “payments or other transfers of value” made to physicians and teaching hospitals, and ownership and investment interests held by certain healthcare professionals and their immediate family members; (v) HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information and places restrictions on the use of such information for marketing communications; and (vi) state and foreign law equivalents of each of the above U.S. laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Violations of the fraud and abuse laws may result in severe penalties against the responsible employees and Actavis, including jail sentences, large fines, and the exclusion of our products from reimbursement under federal and state programs. We are committed to conducting the sales and marketing of our products in compliance with the healthcare fraud and abuse laws, but certain applicable laws may impose liability even in the absence of specific intent to defraud. Furthermore, should there be ambiguity, a governmental authority may take a position contrary to a position we have taken, or should an employee violate these laws without our knowledge, a governmental authority may impose civil and/or criminal sanctions.

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

Beginning in February 2012, Warner Chilcott, along with several then and former employees in its sales organization and certain third parties, received subpoenas from the United States Attorney for the District of Massachusetts. The subpoena Warner Chilcott received sought information and documentation relating to a wide range of matters, including sales and marketing activities, payments to people who are in a position to recommend drugs, medical education, consultancies, prior authorization processes, clinical trials, off-label use and employee training (including with respect to laws and regulations concerning off-label information and physician remuneration), in each case relating to all of our current key products. Forest Laboratories is also subject to other claims and investigations. We cannot predict or determine the impact of this inquiry on our future financial condition or results of operations. The U.S. Attorney’s investigation and any other threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could be used productively on other aspects of our business.

Furthermore, in connection with a settlement of certain claims brought by the U.S. government, Forest Laboratories operates under a Corporate Integrity Agreement (the “CIA”) with the Office of Inspector General of Health and Human Services that requires Forest Laboratories to maintain its current compliance program and to undertake a set of defined corporate integrity obligations until September 2015. The CIA also provides for an independent third-party review organization to assess and report on Forest Laboratories’ compliance program. While we expect to fully and timely comply with all of our assumed obligations under the CIA, the failure to do so could result in substantial penalties and being excluded from government healthcare programs.

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

Our future results of operations depend to a significant extent upon our ability to successfully develop and commercialize new brand and generic products in a timely manner. There are numerous difficulties in developing and commercializing new products, including:

•	developing, testing and manufacturing products in compliance with regulatory standards in a timely manner;

•	receiving requisite regulatory approvals for such products in a timely manner, or at all;

•	the availability, on commercially reasonable terms, of raw materials, including API and other key ingredients;

•	developing and commercializing a new product is time consuming, costly and subject to numerous factors, including legal actions brought by our competitors, that may delay or prevent the development and commercialization of new products;

•	experiencing delays as a result of limited resources at the FDA or other regulatory agencies;

•	changing review and approval policies and standards at the FDA and other regulatory agencies; and

•	commercializing generic products may be substantially delayed by the listing with the FDA of patents that have the effect of potentially delaying approval of a generic product by up to 30 months.

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

As a result of our acquisitions of Forest Laboratories and Warner Chilcott, specialty branded products now comprise a larger percentage of our total revenues. Generic equivalents for branded pharmaceutical products are typically sold at lower costs than the branded products. After the introduction of a competing generic product, a significant percentage of the prescriptions previously written for the branded product are often written for the generic version. In addition, legislation enacted in most U.S. states and Canadian provinces allows or, in some instances mandates, that a pharmacist dispense an available generic equivalent when filling a prescription for a branded product, in the absence of specific instructions from the prescribing physician. As a result, branded products typically experience a significant loss in revenues following the introduction of a competing generic product. Our branded pharmaceutical products are or may become subject to competition from generic equivalents because there is no proprietary protection for some of the branded pharmaceutical products we sell, because our patent protection expires or because our patent protection is not sufficiently broad or enforceable. In addition, we may not be successful in our efforts to extend the proprietary protection afforded our branded products through the development and commercialization of proprietary product improvements and new and enhanced dosage forms.

Our Actonel® products no longer have patent protection in Canada or the Western European countries in which we sell these products, and Asacol® is not protected by a patent in the United Kingdom. Our Actonel® once-a-month product lost U.S. patent protection in June 2014 (including a 6-month pediatric extension of regulatory exclusivity) and generic versions of our Loestrin® 24 Fe product entered the market in January 2014 pursuant to settlement agreements previously entered into. In addition, other products such as Estrace® Cream, Asacol® 400 mg and Femhrt® are not protected by patents in the United States where we sell these products. Generic equivalents are currently available in Canada and Western Europe for Actonel® and in the United States for certain versions of our Doryx® and Femhrt® products, Femcon® Fe and certain other less significant products.

During the next few years, additional products of ours will lose patent protection or likely become subject to generic competition. Generic versions of our Asacol® HD 800 mg product may enter the market as early as November 2015 pursuant to an agreement previously entered into and generic versions of our Enablex® product may enter the market as early as March 2016 pursuant to settlement agreements previously entered into. Some of our products may also become subject to generic competition prior to the expiration of patent protection in the event a generic competitor elects to launch its generic equivalent product “at-risk.” Competition from generic equivalents could result in a material impairment of our intangible assets or the acceleration of amortization on our non-impaired intangible assets and may have a material adverse impact on our revenues, financial condition, results of operations and cash flows.

Our branded pharmaceutical expenditures may not result in commercially successful products.

Developing and commercializing branded pharmaceutical products is generally more costly than generic products. In the future, and particularly following the Warner Chilcott and Forest Laboratories acquisitions, we anticipate continuing and increasing our product development expenditures for our Actavis Specialty Brands business segment, including products acquired from Warner Chilcott and Forest Laboratories. In order to grow and achieve success in our business, we must continually identify, develop, acquire and license new products that we can ultimately market. There are many difficulties and uncertainties inherent in pharmaceutical research and development, and there is a high rate of failure inherent in new drug discovery and development. Failure can occur at any point in the process, including late in the process after substantial investment. New product candidates that appear promising in development may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, inability to obtain necessary regulatory approvals and payer reimbursement, limited scope of approved uses, difficulty or excessive costs to manufacture, or infringement of the patents or intellectual property rights of others. Delays and uncertainties in the FDA approval process and the approval processes in other countries can result in delays in product launches and lost market opportunity.

We currently have products in various stages of development. For example in 2013, we initiated a Phase 3 clinical trial for our EsmyaTM product for treatment of uterine fibroids. We also have new hormonal contraceptive therapy products in various stages of development from preclinical development to Phase 3 development, as well as osteoporosis products in preclinical and clinical development and dermatology and infectious disease products in various stages of clinical development, among others. Such clinical trials are costly and may not result in successful outcomes. The results of preclinical studies and early clinical studies may not be predictive of the results of later-stage clinical studies. Product candidates that have shown promising results in early-stage clinical studies may still suffer significant setbacks in subsequent clinical studies. There is a high rate of failure for products proceeding through clinical studies, and product candidates in later stages of clinical studies may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical studies. Clinical studies may not proceed as planned or be completed on schedule, if at all. The rate of completion of clinical trials is significantly dependent upon a number of factors, including the rate of patient enrollment. We may not be able to attract a sufficient number of sites or enroll a sufficient number of patients in a timely manner in order to complete clinical trials. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and our data may not provide adequate efficacy and safety information to obtain regulatory approval of our candidates. We cannot be sure that our business expenditures, including but not limited to our expenditures related to our EsmyaTM product, JNJ-Q2 product, products acquired in the Warner Chilcott and Forest Laboratories acquisitions or products of our third-party partners, among others, will result in the successful discovery, development or launch of brand products that will prove to be commercially successful or will improve the long-term profitability of our business. If such business expenditures do not result in successful discovery, development or launch of commercially successful brand products our results of operations and financial condition could be materially adversely affected.

Our investments in biosimilar products may not result in products that are approved by the FDA or other ex-U.S. regulatory authorities and, even if approved by such authorities, may not result in commercially successful products.

In 2011, we entered into the Amgen Collaboration Agreement. Under the agreement, we will be required to invest up to $282.2 million in furtherance of the development and regulatory approval of such products. Although Amgen, our development partner, has substantial expertise and experience in the development of biological products, significant uncertainty remains concerning the regulatory pathway in the United States and in other countries to obtain regulatory approval of biosimilar products, and the commercial pathway to successfully market and sell such products. In the United States, an abbreviated pathway for approval of biosimilar products was established by the Biologics Price Competition and Innovation Act of 2009, or BPCIA, enacted on March 23, 2010, as part of the Patient Protection and Affordable Care Act. The BPCIA established this abbreviated pathway under section 351(k) of the Public Health Services Act, or PHSA. Subsequent to the enactment of the BPCIA, the FDA issued draft guidance regarding the demonstration of biosimilarity as well as the submission and review of biosimilar applications. However, there have been no biosimilar products approved under the 251(k) pathway to date.

The BPCIA prohibits the FDA from accepting an application for a biosimilar candidate to a reference product within four years of the reference product’s licensure by the FDA. In addition, the BPCIA provides innovative biologics with twelve years of exclusivity from the data of their licensure, during which time the FDA cannot approve any application for a biosimilar candidate to the reference product. Additionally, biosimilar products will likely be subject to extensive patent clearances and/or patent infringement litigation, which could delay or prevent the commercial launch of a product for many years. Further, our collaboration with Amgen may not result in products that meet the requirements established by the FDA or other ex-U.S. regulatory authorities. If our collaboration does result in biosimilar products that obtain FDA or other ex-U.S. regulatory authority approval, such product(s) may not be commercially successful and/or may not generate profits in amounts that are sufficient to offset the amount invested to obtain such approvals. Market success of biosimilar products will depend on demonstrating to patients, physicians and payors that such products are safe and efficacious compared to other existing products yet offer a more competitive price or other benefit over existing therapies. If our collaboration with Amgen does not result in the development and timely approval of biosimilar products or if such products, once developed and approved, are not commercially successful, our results of operations, financial condition and cash flows could be materially adversely affected.

If we are unsuccessful in our joint ventures and other collaborations, our operating results could suffer.

We have made substantial investments in joint ventures and other collaborations, including our collaboration agreements with Amgen and Sanofi, and may use these and other methods to develop or commercialize products in the future. These arrangements typically involve other pharmaceutical companies as partners that may be competitors of ours in certain markets. In many instances, we will not control these joint ventures or collaborations or the commercial exploitation of the licensed products, and cannot assure you that these ventures will be profitable. Any such marketing restrictions could affect future revenues and have a material adverse effect on our operations. Our results of operations may suffer if existing joint venture or collaboration partners withdraw, or if these products are not timely developed, approved or successfully commercialized and we cannot guarantee the successful outcome of such efforts, nor that they will result in any intellectual property rights or products that inure to our benefit.

If we are unable to adequately protect our technology or enforce our patents, our business could suffer.

Our success with the brand products that we develop will depend, in part, on our ability to obtain patent protection for these products. We currently have a number of U.S. and foreign patents issued and pending. However, issuance of a patent is not conclusive evidence of its validity or enforceability. We cannot be sure that we will receive patents for any of our pending patent applications or any patent applications we may file in the future, or that our issued patents will be upheld if challenged. If our current and future patent applications are not approved or, if approved, our patents are not upheld in a court of law if challenged, it may reduce our ability to competitively utilize our patented products. Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by our competitors, in which case our ability to commercially market these products may be diminished. For example, patents covering our Androderm® and INFed® products and our Carafate® product, which we acquired in the Forest Acquisition, have expired and we have no further patent protection on these products. Therefore, it is possible that a competitor may launch a generic version of Androderm® and/or INFed® at any time, which would result in a significant decline in that product’s revenue and profit.

During the next five years, additional products acquired pursuant to the Warner Chilcott and Forest Laboratories acquisitions will lose patent protection or likely become subject to generic competition. For example, our Asacol® 400 mg product lost U.S. patent protection in July 2013, our Actonel® once-a-week product lost U.S. patent protection in June 2014 (including a 6-month pediatric extension of regulatory exclusivity), generic versions of our Loestrin® 24 Fe product entered the market in January 2014 pursuant to settlement agreements previously entered into; generic versions of our Asacol® HD 800 mg product may enter the market as early as November 2015 pursuant to an agreement previously entered into; our newly acquired Namenda product will lose U.S. patent protection in 2015; and generic versions of our Enablex® product may enter the market as early as March 2016 pursuant to settlement agreements previously entered into. Some of our products may also become subject to generic competition prior to the expiration of patent protection in the event a generic competitor elects to launch its generic equivalent product “at-risk.” For example, although our Doryx® patent does not expire until 2022, and Warner Chilcott and Mayne filed infringement lawsuits against Mylan and Impax arising from their ANDA filings with respect to our Doryx® 75 mg, 100 mg and 150mg products, generic versions of such products have been launched following the FDA’s approval of their respective ANDAs.

Generic competitors to our branded products may also challenge the validity or enforceability of the patents protecting our products or otherwise seek to circumvent them. For example, Warner Chilcott received a challenge relating to its Atelvia® (risedronate) 35 mg tablets product. In October 2011 and March 2012, Warner Chilcott received separate Paragraph IV certification notice letters from Watson Laboratories, Inc. — Florida (“Watson), Teva Pharmaceutical Industries, Ltd. (“Teva”) and Ranbaxy Laboratories Ltd. (“Ranbaxy”) indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of Atelvia® 35 mg tablets. Warner Chilcott brought actions against each of Watson, Teva and Ranbaxy, charging each with infringement. In October 2013, Watson divested its ANDA to Amneal Pharmaceuticals (“Amneal”). In September 2013, Warner Chilcott received a Paragraph IV certification notice letter from Impax Laboratories, Inc. (“Impax”) indicating that it had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of Atelvia®. Warner Chilcott filed a lawsuit against Impax in October 2013, asserting infringement. The Company has settled with Ranbaxy, Amneal and Impax; however, trial against Teva began on July 14, 2014 and ended on July 18, 2014. Similarly, Forest Laboratories also recently brought actions against certain manufacturers of generic drugs for infringement of several patents covering our newly acquired Savella®, Namenda XR and Canasa® products. We believe that ANDAs were filed before the patents covering Canasa® were listed in the Orange Book, which generally means that ANDAs are not subject to the 30-month stay of the approval under the Hatch-Waxman Act. While we intend to vigorously defend these and other patents and pursue our legal rights, we can offer no assurance as to when the pending or any future litigation will be decided, whether such lawsuits will be successful or that a generic equivalent of one or more of our products will not be approved and enter the market. Refer to Legal Matters in “NOTE 17 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Quarterly Report.

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

We may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially market our products may be inhibited or prevented, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. For example, because we license significant intellectual property with respect to certain of our newly acquired products, including Namenda, Namenda XR, Linzess® and Viibryd®, any loss or suspension of our rights to licensed intellectual property could materially adversely affect Forest Laboratories’ business, financial condition, cash flows and results of operations.

Third parties may claim that we infringe their proprietary rights and may prevent us from manufacturing and selling some of our products.

The manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the pharmaceutical industry. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. We may have to defend ourselves against charges that we violated patents or proprietary rights of third parties. This is especially true in the case of generic products on which the patent covering the brand product is expiring, an area where infringement litigation is prevalent, and in the case of new brand products where a competitor has obtained patents for similar products. Litigation may be costly and time-consuming, and could divert the attention of our management and technical personnel. In addition, if we infringe the rights of others, we could lose our right to develop, manufacture or market products or could be required to pay monetary damages or royalties to license proprietary rights from third parties. For example, we are currently engaged in litigation with Ferring B.V. concerning whether our generic version of Lysteda tablets infringe U.S. Patent Nos. 7,947,739, 8,022,106, 8,273,795, and 8,487,005, and we continue to market our generic version of Lysteda. We are also engaged in litigation with Teva Pharmaceuticals USA, Inc. and Mayne Pharma International Pty Ltd. concerning whether our manufacture and sale of Namenda XR, which we acquired in the Forest Acquisition, infringes U.S. Patent No. 6,194,000.

Further, in August 2012, Bayer Pharma AG (together with its affiliates, “Bayer”) filed a complaint against Warner Chilcott alleging that its manufacture, use, offer for sale, and/or sale of Lo Loestrin® Fe infringes Bayer’s U.S. Patent No. 5,980,940. In the complaint, Bayer seeks injunctive relief and unspecified monetary damages for the alleged infringement. In December 2012, Bayer amended the complaint to add a claim seeking to invalidate the Company’s U.S. Patent No. 7,704,984, which covers the Lo Loestrin® Fe product. Although the parties to patent and intellectual property disputes in the pharmaceutical industry have often settled their disputes through licensing or similar arrangements, the costs associated with these arrangements may be substantial and could include ongoing royalties. Refer to Legal Matters in “NOTE 17 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Quarterly Report.

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

Certain aspects of our operations are highly dependent upon third-party service providers.

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

In our Anda Distribution business, we compete with McKesson Corporation, AmerisourceBergen Corporation and Cardinal Health, Inc. These companies are significant customers of our Actavis Pharma and Actavis Specialty

Brands operations, including the newly acquired Warner Chilcott products and collectively accounted for approximately 29%, 30% and 30% of our annual net revenues in the years ended December 31, 2013, 2012 and 2011, respectively. Our activities related to our Anda Distribution business, as well as the acquisition of other businesses that compete with our customers, may result in the disruption of our business, which could harm relationships with our current customers, employees or suppliers, and could adversely affect our expenses, pricing, third-party relationships and revenues. Further, a loss of a significant customer of our Actavis Pharma operations could have a material adverse effect on our business, results of operations, financial condition and cash flows.

If we are unable to obtain sufficient supplies from key manufacturing sites or suppliers that in some cases may be the only source of finished products or raw materials, our ability to deliver our products to the market may be impeded.

We are required to identify the supplier(s) of all the raw materials for our products in our applications with the FDA and other regulatory agencies. To the extent practicable, we attempt to identify more than one supplier in each drug application. However, some products and raw materials are available only from a single source and, in many of our drug applications, only one supplier of products and raw materials or site of manufacture has been identified, even in instances where multiple sources exist. Some of these products have historically or may in the future account for a significant portion of our revenues, such as our newly acquired product Namenda®, INFed®, metoprolol succinate extended release tablets, methylphenidate hydrochloride extended release tablets, and a significant number of our oral contraceptive and controlled substance products. In addition, certain manufacturing facilities in Ireland are the exclusive qualified manufacturing facilities for finished dosage forms of many of our products, including our newly acquired products, Namenda®, Bystolic® and Savella®. We expect to continue to rely on our third-party manufacturing partners, such as Ortho-McNeil-Janssen Pharmaceuticals, Inc. for methylphenidate ER, Mayne for Doryx®, Contract Pharmaceuticals Limited Canada (“CPL”) for Estrace® Cream and NPI for Actonel® and Atelvia®. GlaxoSmithKline plc (“GSK”) currently manufactures our Asacol® 400 mg product sold in the United Kingdom. CPL, which manufactures our Estrace® Cream product, recently closed its manufacturing facility in Buffalo, New York and transferred its operations at that location to its facilities in Mississauga, Canada. Such transfers are subject to regulatory approvals, and the failure to obtain such approvals in a timely manner may delay production at the new facility and result in an interruption in our product supply. From time to time, certain of our manufacturing sites or outside suppliers have experienced regulatory or supply-related difficulties that have inhibited their ability to deliver products and raw materials to us, causing supply delays or interruptions. To the extent any difficulties experienced by our manufacturing sites or suppliers cannot be resolved or extensions of our key supply agreements cannot be negotiated within a reasonable time and on commercially reasonable terms, or if raw materials for a particular product become unavailable from an approved supplier and we are required to qualify a new supplier with the FDA or other regulatory agency, or if we are unable to do so, our profit margins and market share for the affected product could decrease or be eliminated, as well as delay our development and sales and marketing efforts. Such outcomes could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Many government and third-party payers, including Medicare, Medicaid, HMOs and MCOs, have historically reimbursed doctors, pharmacies and others for the purchase of certain prescription drugs based on a drug’s average wholesale price (“AWP”) or wholesale acquisition cost (“WAC”). In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers’ reporting practices with respect to AWP and WAC, in which they have suggested that reporting of inflated AWP’s or WAC’s have led to excessive payments for prescription drugs. For example, beginning in July 2002, we and certain of our subsidiaries, as well as numerous other pharmaceutical companies, were named as defendants in various state and federal court actions alleging improper or fraudulent practices related to the reporting of AWP and/or WAC of certain products, and other improper acts, in order to increase prices and market shares. Similarly, Forest Laboratories is a defendant in four pending state actions alleging that manufacturers’ reporting of AWP did not correspond to actual provider costs of prescription drugs. Additional actions are possible. These actions, if successful, could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows.

The design, development, manufacture and sale of our products involves the risk of product liability claims by consumers and other third parties, and insurance against such potential claims is expensive and may be difficult to obtain.

The design, development, manufacture and sale of our products involve an inherent risk of product liability claims and the associated adverse publicity. For example, as of August 1, 2014, Forest Laboratories was subject to approximately 200 legal actions asserting product liability claims relating to the use of Celexa® or Lexapro. These cases include claims for wrongful death from suicide or injury from suicide attempts while using Celexa® or Lexapro as well as claims that Celexa® or Lexapro caused various birth defects. While we believe there is no merit to these cases, litigation is inherently subject to uncertainties and we may be required to expend substantial amounts in the defense or resolution of certain of these matters. Further, insurance coverage is expensive and may be difficult to obtain, and may not be available in the future on acceptable terms, or at all. We regularly monitor the use of our products for trends or increases in reports of adverse events or product complaints, and regularly report such matters to the FDA. In some, but not all cases, an increase in adverse event reports may be an indication that there has been a change in a product’s specifications or efficacy. Such changes could lead to a recall of the product in question or, in some cases, increases in product liability claims related to the product in question. If the coverage limits for product liability insurance policies are not adequate or if certain of our products are excluded from coverage, a claim brought against us, whether covered by insurance or not, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The loss of our key personnel could cause our business to suffer.

The success of our present and future operations will depend, to a significant extent, upon the experience, abilities and continued services of key personnel. For example, although we have other senior management personnel, a significant loss of the services of Brent Saunders, our Chief Executive Officer, or Paul Bisaro, our Executive Chairman, or other senior executive officers without having or hiring a suitable successor, could cause our business to suffer. We cannot assure you that we will be able to attract and retain key personnel. We have entered into employment agreements with many of our senior executive officers but such agreements do not guarantee that our senior executive officers will remain employed by us for a significant period of time, or at all. We do not carry key-employee life insurance on any of our officers.

Significant balances of intangible assets, including product rights and goodwill acquired, are subject to impairment testing and may result in impairment charges, which will adversely affect our results of operations and financial condition.

A significant amount of our total assets is related to acquired intangibles and goodwill. As of June 30, 2014, the carrying value of our product rights and other intangible assets was approximately $7,528.0 million and the carrying value of our goodwill was approximately $8,181.4 million. We expect a material portion of the purchase price paid in the Forest Acquisition to be allocated to product rights and other intangible assets and goodwill.

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

Our global operations, particularly following the Actavis Group, Warner Chilcott and Forest Laboratories (including Furiex and Aptalis) acquisitions, expose us to risks and challenges associated with conducting business internationally.

We operate on a global basis with offices or activities in Europe, Africa, Asia, South America, Australia and North America. We face several risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to our international operations. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, U.S. laws such as the Foreign Corrupt Practices Act, and other U.S. federal laws and regulations established by the office of Foreign Asset Control, local laws such as the UK Bribery Act 2010 or other local laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. Given the high level of complexity of these laws, however, there is a risk that some provisions may be inadvertently breached by us, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements, or otherwise. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Our success depends, in part, on our ability to anticipate these risks and manage these challenges. These factors or any combination of these factors may adversely affect our revenue or our overall financial performance. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties.

Further, certain of our employees, including employees located in certain jurisdictions in Canada, Europe and Asia, are represented by collective bargaining or other labor agreements or arrangements that provide bargaining or other rights to employees. Such employment rights require us to expend greater time and expense in making changes to employees’ terms of employment or carrying out staff reductions. In addition, any national or other labor disputes in these regions could result in a work stoppage or strike by our employees that could delay or interrupt our ability to supply products and conduct operations. Due to the nature of these collective bargaining agreements, we will have no control over such work stoppages or strikes by such employees, and a strike may occur even if the employees do not have any grievances against us. Any interruption in manufacturing or operations could interfere with our business and could have a material adverse effect on our revenues.

In addition to the foregoing, engaging in international business inherently involves a number of other difficulties and risks, including:

•	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	political and economic instability;

•	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers;

•	regulations related to customs and import/export matters (including sanctions);

•	tax issues, such as tax law changes and variations in tax laws;

•	challenges in collecting accounts receivable from customers in the jurisdictions in which we operate;

•	complying with laws, rules and regulations relating to the manufacturing, marketing, distribution and sale of pharmaceutical products in the jurisdictions in which we do or will operate;

•	operating under regulations in jurisdictions related to obtaining eligibility for government or private payor reimbursement for our products at the wholesale/retail level;

•	Competition from local, regional and international competitors;

•	difficulties and costs of staffing and managing foreign operations, including cultural and language differences and additional employment regulations, union workforce negotiations and potential disputes in the jurisdictions in which we operate;

•	difficulties protecting or procuring intellectual property rights; and

•	fluctuations in foreign currency exchange rates.

These factors or any combination of these factors could have a material adverse effect on our results of operations and financial condition.

We have exposure to tax liabilities.

As a multinational corporation, we are subject to income taxes as well as non-income based taxes in various jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. Changes in tax laws or tax rulings may have a significantly adverse impact on our effective tax rate. Proposals by the current U.S. administration for fundamental U.S. international tax reform, including without limitation provisions that would limit the ability of U.S. multinationals to deduct interest on related party debt, if enacted, could have a significant adverse impact on our effective tax rate.

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. An internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, internal control over financial reporting may not prevent or detect misstatements. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud, and could expose us to litigation or adversely affect the market price of our ordinary shares. See Part I, “Item 4 . Controls and Procedures” for our conclusion on the effectiveness on internal controls over financial reporting.

Risks Relating To Investing In the Pharmaceutical Industry

Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.

All pharmaceutical companies, including Actavis plc, are subject to extensive, complex, costly and evolving government regulation. For the U.S., this is principally administered by the FDA and to a lesser extent by the DEA and state government agencies, as well as by varying regulatory agencies in foreign countries where products or product candidates are being manufactured and/or marketed. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations, and similar foreign statutes and regulations, govern or influence the development, testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale, distribution and import/export of our products.

Under these statutes and regulations, we are subject to periodic inspection of our facilities, procedures and operations and/or the testing of our products by the FDA and similar ex-U.S. authorities, the DEA and other authorities, which conduct periodic inspections to confirm that we are in compliance with all applicable requirements. In addition, the FDA and foreign regulatory agencies conduct pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with cGMP and other regulations. Following such inspections, the FDA or other agency may issue observations, notices, citations and/or Warning Letters that could cause us to modify certain activities identified during the inspection. FDA guidelines specify that a Warning Letter is issued only for violations of “regulatory significance” for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action. We are also required to report adverse events associated with our products to the FDA and other regulatory authorities. Unexpected or serious health or safety concerns would result in product liability claims, labeling changes, recalls, market withdrawals or other regulatory actions, including withdrawal of product approvals.

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

In order to market our products in the United States and other jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The process for obtaining governmental approval to manufacture and market pharmaceutical products is rigorous, time-consuming, uncertain and costly, and we cannot predict the extent to which we may be affected by legislative and regulatory developments. We are dependent on receiving FDA and other governmental or third-party approvals prior to manufacturing, marketing and shipping our products. There is always the chance that we will not obtain FDA or other necessary approvals, or that the rate, timing and cost of obtaining such approvals, will adversely affect our product introduction plans or results of operations. Additionally, any regulatory approvals we receive may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval or may contain requirements for potentially costly additional clinical trials and surveillance to monitor the safety and efficacy of the product. We may only market or promote our products for their approved indications, and our labeling, promotional activities and advertising are subject to extensive regulation and oversight. We carry inventories of certain product(s) in anticipation of launch, and if such product(s) are not subsequently launched, we may be required to write-off the related inventory.

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

As part of the MMA, companies are required to file with the FTC and the Department of Justice certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of brand drugs. This requirement, as well as new legislation pending in the U.S. Congress related to settlements between brand and generic drug manufacturers, could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with brand pharmaceutical companies and could result generally in an increase in private-party litigation against pharmaceutical companies or additional investigations or proceedings by the FTC or other governmental authorities. The impact of this requirement, the pending legislation and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers, is uncertain and could adversely affect our business. For example, on April 5, 2013, two putative class actions were filed against Actavis, Inc. and certain affiliates alleging that Watson Pharmaceuticals, Inc.’s 2009 patent lawsuit settlement with Warner Chilcott related to Loestrin® 24 Fe (norethindrone acetate/ethinyl estradiol tablets and ferrous fumarate tablets, “Loestrin® 24”) is unlawful. The complaints, both asserted on behalf of putative classes of end-payors, generally allege that Watson and another generic manufacturer improperly delayed launching generic versions of Loestrin® 24 in exchange for substantial payments from Warner Chilcott, which at the time was an unrelated company, in violation of federal and state antitrust and consumer protection laws. Further, in January 2009, the FTC and the State of California filed a lawsuit against us alleging that our settlement with Solvay related to our ANDA for a generic version of Androgel® is unlawful. Numerous private parties purporting to represent various classes of plaintiffs filed similar lawsuits. Similar lawsuits have been filed against us challenging the lawfulness of our settlements related to generic versions of Actos®, Androgel®, Cipro®, and Lidoderm®. We have also received requests for information and Statements of Objection in connection with investigations into settlements and other arrangements between competing pharmaceutical companies by the Federal Trade Commission and the European Competition Commission. In the past, we have also received requests for information and Statements of Objection in connection with investigations into settlements and other arrangements between competing pharmaceutical companies by the Federal Trade Commission and the European Competition Commission. In May 2014, Forest Laboratories received a Civil Investigatory Demand from the FTC requesting information about Forest Laboratories’ agreements with ANDA filers for Bystolic®. In February 2014, Forest Laboratories received an Investigatory Subpoena from the New York Attorney General’s Office requesting information regarding, among other things, plans to discontinue the sale of Namenda tablets. Any adverse outcome of these actions or investigations, or actions or investigations related to other settlements we have entered into, could have a material adverse effect on our business, results of operations, financial condition and cash flows. Refer to Legal Matters in “NOTE 17 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Quarterly Report.

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

We might face additional regulation in the U.S. if our drug candidate eluxadoline, which we acquired in the Furiex acquisition, is classified as a controlled substance by the Drug Enforcement Agency; we may be required to make additional payments in connection with the Furiex acquisition based on the outcome of any DEA schedule decision with respect to eluxadoline.

The Drug Enforcement Agency (DEA) regulates drugs that are controlled substances. Controlled substances are those drugs that appear on one of the five schedules promulgated and administered by the DEA under the Controlled Substances Act (the “CSA”). Any drug that acts on the central nervous system has the potential to become a controlled substance, and scheduling by the DEA is an independent process that might delay the commercial launch of a drug even after FDA approval of the NDA. The CSA governs, among other things, the inventory distribution, recordkeeping, handling, security and disposal of controlled substances.

Eluxadoline is a novel, orally active, investigational agent in Phase III development, with combined mu opioid receptor agonist and delta opioid receptor antagonist activity. Because it likely acts on the central nervous system, eluxadoline has the potential to be scheduled as a controlled substance by the DEA. However, our animal and clinical studies indicate eluxadoline is not absorbed into the blood in an appreciable amount via an oral route of administration, thus limiting delivery to the central nervous system. If the DEA schedules eluxadoline as a controlled substance, we will be subject to periodic and on-going inspections by the DEA and similar state drug enforcement authorities to assess our on-going compliance with the DEA’s regulations. Any failure to comply with these regulations could lead to a variety of sanctions, including the revocation, or a denial of renewal, of any DEA registrations, injunctions, or civil or criminal penalties. Additionally, if the DEA schedules a drug because it is addictive, doctors might be reluctant to prescribe that drug. It is possible that the DEA will schedule eluxadoline as a controlled substance, and, based on the type of scheduling, doctors might not prescribe eluxadoline as frequently as they would otherwise, which could negatively impact our revenues.

In addition, under the terms of the agreements we entered into at the time of the Furiex acquisition, we may be required to make contingent payments to the former Furiex shareholders based on the outcome of any DEA scheduling decision with respect to eluxadoline. These payments would be approximately $120.0 million, in the aggregate, if eluxadoline is designated on Schedule IV of the CSA and would increase up to $360.0 million, in the aggregate, if eluxadoline is not designated on any schedule of the CSA.

Additional Risks Related to the Warner Chilcott and Forest Laboratories Acquisitions and Re-domiciliation of Actavis to Ireland

The Internal Revenue Service (the “IRS”) may not agree that Actavis plc is a foreign corporation for U.S. federal tax purposes.

Although we are incorporated in Ireland, the IRS may assert that we should be treated as a U.S. corporation for U.S. federal tax purposes pursuant to Section 7874. For U.S. federal tax purposes, a corporation generally is classified as either a U.S. corporation or a foreign corporation by reference to the jurisdiction of its organization or incorporation. Because we are an Irish incorporated entity, we would generally be classified as a foreign corporation under these rules. Section 7874 provides an exception under which a foreign incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal tax purposes.

Under Section 7874, a corporation created or organized outside the United States (i.e., a foreign corporation) will nevertheless be treated as a U.S. corporation for U.S. federal tax purposes when (i) the foreign corporation directly or indirectly acquires substantially all of the assets held directly or indirectly by a U.S. corporation (including the indirect acquisition of assets of the U.S. corporation by acquiring all of the outstanding shares of the U.S. corporation), (ii) the shareholders of the acquired U.S. corporation hold at least 80% (by either vote or value) of the shares of the foreign acquiring corporation after the acquisition by reason of holding shares in the acquired U.S. corporation (including the receipt of the foreign corporation’s shares in exchange for the U.S. corporation’s shares), and (iii) the foreign corporation’s “expanded affiliated group” does not have substantial business activities in the foreign corporation’s country of organization or incorporation relative to such expanded affiliated group’s worldwide activities. For purposes of Section 7874, multiple acquisitions of U.S. corporations by a foreign corporation, if treated as part of a plan or series of related transactions, may be treated as a single acquisition. If multiple acquisitions of U.S. corporations are treated as a single acquisition, all shareholders of the acquired U.S. corporations would be aggregated for purposes of the test set forth above concerning such shareholders holding at least 80% (by either vote or value) of the shares of the foreign acquiring corporation after the acquisitions by reason of holding shares in the acquired U.S. corporations.

On October 1, 2013, we acquired all of the capital stock of Warner Chilcott plc, a company incorporated under the laws of Ireland, and Actavis, Inc., a Nevada corporation, in the Warner Chilcott acquisition. We believe that, in the Warner Chilcott acquisition, the Actavis, Inc. shareholders received less than 80% (by both vote and value) of our shares and consequently that the test set forth above to treat Actavis as a foreign corporation was satisfied. However, the law and Treasury regulations promulgated under Section 7874 are relatively new and somewhat unclear, and thus we cannot assure you that the IRS will agree that the ownership requirements to treat Actavis as a foreign corporation were met in the Warner Chilcott acquisition. Moreover, even if such ownership requirements were met in the Warner Chilcott acquisition, the IRS may assert that, even though the Forest Acquisition was a separate transaction from the Warner Chilcott acquisition, the Forest Acquisition should be integrated with the Warner Chilcott acquisition. In the event the IRS were to prevail with such assertion, we would be treated as a U.S. corporation for U.S. federal tax purposes. We have received opinions from Latham & Watkins and PricewaterhouseCoopers LLP to the effect that we should not be treated as a domestic corporation for U.S. federal income tax purposes as a result of the Forest Acquisition, but we cannot assure you that the IRS will agree with this position and/or would not successfully challenge our status as a foreign corporation. If such a challenge by the IRS were successful, significant adverse tax consequences would result for Actavis.

Section 7874 likely will limit our and our U.S. affiliates’ ability to utilize certain U.S. tax attributes to offset certain U.S. taxable income, if any, generated by the Warner Chilcott and Forest Laboratories acquisitions or certain specified transactions for a period of time following the transactions.

Following the acquisition of a U.S. corporation by a foreign corporation, Section 7874 can limit the ability of the acquired U.S. corporation and its U.S. affiliates to utilize U.S. tax attributes such as net operating losses to offset U.S. taxable income resulting from certain transactions. Based on the limited guidance available, we believe that this limitation applies to us and our U.S. affiliates following the Warner Chilcott and Forest Laboratories acquisitions and as a result, we currently do not expect that we or our U.S. affiliates will be able to utilize certain U.S. tax attributes to offset certain U.S. taxable income, if any, resulting from certain specified taxable transactions.

Our status as a foreign corporation for U.S. federal tax purposes could be affected by a change in law.

We believe that, under current law, we are treated as a foreign corporation for U.S. federal tax purposes. However, changes to the inversion rules in Section 7874 or the U.S. Treasury Regulations promulgated thereunder or other IRS guidance could adversely affect our status as a foreign corporation for U.S. federal tax purposes, and any such changes could have prospective or retroactive application to us, Forest Laboratories, our respective stockholders, shareholders and affiliates, and/or the Forest Acquisition. In addition, recent legislative proposals have aimed to expand the scope of U.S. corporate tax residence, and such legislation, if passed, could have an adverse effect on us. For example, in March 2014, the President of the United States proposed legislation which would amend the anti-inversion rules. Although its application is limited to transactions closing after 2014, no assurance can be given that that proposal will not be changed in the legislative process and be enacted to apply to prior transactions. In addition, more recently, bills have been introduced in Congress, including those that, if enacted, would have retroactive application to a date prior to the closing date of the Forest Acquisition, that could cause us to be treated as a domestic corporation for U.S. federal income tax purposes as a result of the Forest Acquisition.

Future changes to the international tax laws could adversely affect us.

The U.S. Congress, the Organisation for Economic Co-operation and Development and other Government agencies in jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in the United States and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect us and our affiliates.

We will seek Irish High Court approval of the creation of distributable reserves. We expect this will be forthcoming but cannot guarantee this.

Under Irish law, dividends may only be paid and share repurchases and redemptions must generally be funded only out of “distributable reserves,” which we did not have immediately following the closing of our acquisition of Warner Chilcott. The creation of distributable reserves requires the approval of the Irish High Court and, in connection with seeking such court approval, the approval of the former Actavis, Inc. stockholders and Warner Chilcott shareholders has been obtained. The approval of the Irish High Court is expected in the fourth quarter of 2014. We are not aware of any reason why the Irish High Court would not approve the creation of distributable reserves; however, the issuance of the required order is a matter for the discretion of the Irish High Court. In the event that distributable reserves are not created, no distributions by way of dividends, share repurchases or otherwise will be permitted under Irish law until such time as the group has created sufficient distributable reserves from its trading activities.

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

In certain limited circumstances, Irish dividend withholding tax (currently at a rate of 20%) may arise in respect of dividends, if any, paid on our ordinary shares. A number of exemptions from dividend withholding tax exist such that shareholders resident in the U.S. and shareholders resident in certain countries may be entitled to exemptions from dividend withholding tax.

Shareholders resident in the U.S. that hold their shares through DTC will not be subject to dividend withholding tax provided the addresses of the beneficial owners of such shares in the records of the brokers holding such shares are recorded as being in the U.S. (and such brokers have further transmitted the relevant information to a qualifying intermediary appointed by us). Similarly, shareholders resident in the U.S. that hold their shares outside of DTC will not be subject to dividend withholding tax if, in the case of former Actavis, Inc. or former Forest Laboratories stockholders, they provide an IRS Form 6166 or a valid dividend withholding tax form to our transfer agent to confirm their U.S. residence and claim an exemption, or, in the case of former Warner Chilcott shareholders, such shareholders previously filed forms confirming exemption from dividend withholding tax with Warner Chilcott or its transfer agent in respect of their Warner Chilcott shareholdings and such forms are still current and have not expired. All new U.S. resident shareholders in Actavis plc that hold their shares outside of DTC and shareholders resident in certain other countries (irrespective of whether they hold their shares through DTC or outside DTC) will not be subject to dividend withholding tax provided the beneficial owners of such shares have furnished completed and valid dividend withholding tax forms or an IRS Form 6166, as appropriate, to our transfer agent or their brokers (and such brokers have further transmitted the relevant information to our transfer agent). However, shareholders who do not fall within the categories outlined above may be subject to dividend withholding tax, which could adversely affect the price of your shares.

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

Irish capital acquisitions tax (“CAT”) could apply to a gift or inheritance of Company Ordinary Shares irrespective of the place of residence, ordinary residence or domicile of the parties. This is because Company Ordinary Shares are regarded as property situated in Ireland. The person who receives the gift or inheritance has primary liability for CAT. CAT is currently levied at a rate of 33% above certain tax-free thresholds. The appropriate tax-free threshold is dependent upon (i) the relationship between the donor and the donee and (ii) the aggregation of the values of previous gifts and inheritances received by the donee from persons within the same group threshold. Gifts and inheritances passing between spouses are exempt from CAT. Children have a tax-free threshold of €225,000 in respect of taxable gifts or inheritances received from their parents. There is also a “small gift exemption” from CAT whereby the first €3,000 of the taxable value of all taxable gifts taken by a donee from any one donor, in each calendar year, is exempt from CAT and is also excluded from any future aggregation. This exemption does not apply to an inheritance.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities; Uses of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2014, we repurchased 13,157 of our ordinary shares to satisfy tax withholding obligations in connection with the vesting of restricted shares issued to employees as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 - 30, 2014	3,756	$208.35	—	—
May 1 - 31, 2014	8,922	$210.21	—	—
June 1 - 30, 2014	479	$221.50	—	—

April 1 - June 30, 2014	13,157	$210.09

ITEM 6.	EXHIBITS

Reference is hereby made to the Exhibit Index on page 120.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2014.

ACTAVIS PLC

By:	/s/ R.Todd Joyce
Name:	R.Todd Joyce
Title:	Chief Financial Officer (Principal Executive Officer)

By:	/s/ James C. D’Arecca
Name:	James C. D’Arecca
Title:	Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of April 27, 2014, by and among Forest Laboratories, LLC (as successor to Forest Laboratories, Inc.), Royal Empress, Inc. and Furiex Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 of Forest Laboratories, Inc.’s Current Report on Form 8-K filed with the SEC on April 28, 2014).

4.1	Indenture for the 4.375% Senior Notes, dated as of January 31, 2014, between Forest Laboratories, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Forest Laboratories, Inc.’s Current Report on Form 8-K filed with the SEC on February 3, 2014) (Forest February 3, 2014 8-K).

4.2	Indenture for the 4.875% Senior Notes, dated as of January 31, 2014, between Forest Laboratories, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Forest February 3, 2014 8-K).

4.3	Indenture, dated as of December 10, 2013, by and among Forest Laboratories, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Forest February 3, 2014 8-K).

4.4	First Supplemental Indenture, dated as of June 12, 2014, to the Indenture dated as of December 10, 2013, between Forest Laboratories, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee (5.00% Senior Notes due 2021) (incorporated by reference to Exhibit 4.1 of Forest Laboratories, Inc.’s Current Report on Form 8-K filed with the SEC on June 13, 2014) (Forest June 13, 2014 8-K).

4.5	First Supplemental Indenture, dated as of June 12, 2014, to the Indenture dated as of January 31, 2014, between Forest Laboratories, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee (4.375% Senior Notes due 2019) (incorporated by reference to Exhibit 4.2 of the Forest June 13, 2014 8-K).

4.6	First Supplemental Indenture, dated as of June 12, 2014, to the Indenture dated as of January 31, 2014, between Forest Laboratories, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee (4.875% Senior Notes due 2021) (incorporated by reference to Exhibit 4.3 of the Forest June 13, 2014 8-K).

4.7	Second Supplemental Indenture, between Tango Merger Sub 2 LLC and Wells Fargo Bank, National Association, as trustee, dated July 1, 2014 (5.00% Senior Notes due 2021) (incorporated by reference to Exhibit 4.1 of Actavis plc’s Current Report on Form 8-K filed with the SEC on July 3, 2014) (Actavis July 3, 2014 8-K).

4.8	Second Supplemental Indenture, between Tango Merger Sub 2 LLC and Wells Fargo Bank, National Association, as trustee, dated July 1, 2014 (4.375% Senior Notes due 2019) (incorporated by reference to Exhibit 4.2 of the Actavis July 3, 2014 8-K).

4.9	Second Supplemental Indenture, between Tango Merger Sub 2 LLC and Wells Fargo Bank, National Association, as trustee, dated July 1, 2014 (4.875% Senior Notes due 2021) (incorporated by reference to Exhibit 4.3 of the Actavis July 3, 2014 8-K).

4.10	Third Supplemental Indenture, among Actavis plc, Tango Merger Sub 2 LLC and Wells Fargo Bank, National Association, as trustee, dated July 1, 2014 (5.00% Senior Notes due 2021) (incorporated by reference to Exhibit 4.4 of the Actavis July 3, 2014 8-K).

4.11	Third Supplemental Indenture, among Actavis plc, Tango Merger Sub 2 LLC and Wells Fargo Bank, National Association, as trustee, dated July 1, 2014 (4.375% Senior Notes due 2019) (incorporated by reference to Exhibit 4.5 of the Actavis July 3, 2014 8-K).

4.12	Third Supplemental Indenture, among Actavis plc, Tango Merger Sub 2 LLC and Wells Fargo Bank, National Association, as trustee, dated July 1, 2014 (4.875% Senior Notes due 2021) (incorporated by reference to Exhibit 4.6 of the Actavis July 3, 2014 8-K).

4.13	Indenture, dated June 19, 2014, by and among Actavis Funding SCS, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Actavis plc’s Current Report on Form 8-K filed with the SEC on June 20, 2014) (Actavis June 20, 2014 8-K).

4.14	Form of 1.300% Note (incorporated by reference to Exhibit 4.2 of the Actavis June 20, 2014 8-K).

4.15	Form of 2.450% Note (incorporated by reference to Exhibit 4.3 of the Actavis June 20, 2014 8-K).

4.16	Form of 3.850% Note (incorporated by reference to Exhibit 4.4 of the Actavis June 20, 2014 8-K).

4.17	Form of 4.850% Note (incorporated by reference to Exhibit 4.5 of the Actavis June 20, 2014 8-K).

10.1	Contingent Value Rights Agreement, dated as of July 2, 2014, by and between Forest Laboratories, LLC and American Stock Transfer & Trust Company, LLC. (incorporated by reference to Exhibit 10.1 of the Actavis July 3, 2014 8-K).

10.2	Joinder to Revenue Rights Purchase Agreement, dated as of July 2, 2014, entered into by Furiex Pharmaceuticals, Inc., GenuPro, LLC, Development Partners, LLC and APBI Holdings, LLC (incorporated by reference to Exhibit 10.1 of Furiex Pharmaceuticals, Inc.’s Current Report on Form 8-K filed with the SEC on July 3, 2014).

10.3	Revenue Rights Purchase Agreement, dated as of April 27, 2014, by and between Forest Laboratories, LLC (as successor to Forest Laboratories, Inc.) and RPI Finance Trust (incorporated by reference to Exhibit 10.3 of Forest Laboratories, Inc.’s Current Report on Form 8-K filed with the SEC on April 28, 2014).

10.4	Second Amendment Agreement, by and among Actavis Capital S.à r.l., Actavis, Inc., Actavis plc, Bank of America, N.A., as Administrative Agent, and the lenders party thereto, dated as of June 30, 2014 (incorporated by reference to Exhibit 10.1 of the Actavis July 3, 2014 8-K).

10.5	Second Amended and Restated Actavis Revolving Credit and Guaranty Agreement, by and among Actavis plc, Warner Chilcott Limited, Actavis Capital S.à r.l., Actavis, Inc., Actavis Funding SCS, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, dated as of June 30, 2014 (incorporated by reference to Exhibit 10.2 of the Actavis July 3, 2014 8-K).

10.6	Cash Bridge Credit and Guaranty Agreement, by and among Warner Chilcott Limited, Actavis Capital S.à r.l., Actavis, Inc., Actavis Funding SCS, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, dated as of June 30, 2014 (incorporated by reference to Exhibit 10.3 of the Actavis July 3, 2014 8-K).

10.7	Form of Deed of Indemnification, Actavis plc (incorporated by reference to Exhibit 10.4 of the Actavis July 3, 2014 8-K).

10.8	Form of Indemnification Agreement, Actavis W.C. Holding Inc. (incorporated by reference to Exhibit 10.5 of the Actavis July 3, 2014 8-K).

10.9#	Employment Agreement between Actavis, Inc. and Paul M. Bisaro, dated June 30, 2014 (incorporated by reference to Exhibit 10.6 of the Actavis July 3, 2014 8-K).

10.10#	Employment Agreement between Actavis, Inc. and Brenton L. Saunders, dated June 30, 2014 (incorporated by reference to Exhibit 10.7 of the Actavis July 3, 2014 8-K).

10.11#*	Retention Letter between Actavis plc and Sigurdur Olafsson, dated May 19, 2014

10.12#	Amended and Restated 2013 Incentive Award Plan of Actavis plc (Actavis Plan) (incorporated by reference to Exhibit 99.4 of Actavis plc’s Registration Statement on Form S-8 filed with the SEC on July 1, 2014) (Actavis July 1, 2014 S-8).

10.13#	Form of Notice of Grant and Signature Page and Form of Option Award Agreement (Actavis Plan) (incorporated by reference to Exhibit 99.5 of the Actavis July 1, 2014 S-8).

10.14#*	Form of Notice of Grant and Signature Page and Form of Restricted Stock Unit Award Agreement (Actavis Plan).

10.15#	Employee Restricted Stock Agreement (Time-Based) granted to Karen Ling on January 21, 2014 (incorporated by reference to Exhibit 10.32 of Forest Laboratories, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 filed with the SEC on May 30, 2014) (Forest FY 2014 10-K).

10.16#	Employee Stock Option Agreement granted to Karen Ling on January 21, 2014 (incorporated by reference to Exhibit 10.33 of the Forest FY 2014 10-K).

10.17#	Employee Stock Unit Agreement (Time-Based) granted to Karen Ling on January 21, 2014 (incorporated by reference to Exhibit 10.34 of the Forest FY 2014 10-K).

10.18#	2000 Stock Option Plan of Forest Laboratories, Inc. (incorporated by reference to Exhibit A of Forest Laboratories, Inc.’s Proxy Statement for the fiscal year ended March 31, 2000 filed with the SEC on June 29, 2000).

10.19 #	2004 Stock Option Plan of Forest Laboratories, Inc. (incorporated by reference to Appendix C of Forest Laboratories, Inc.’s Proxy Statement for the fiscal year ended March 31, 2004 filed with the SEC on June 28, 2004).

10.20 #	2007 Equity Incentive Plan of Forest Laboratories, Inc., as amended (incorporated by reference to Exhibit 10.1 of Forest Laboratories, Inc.’s Current Report on Form 8-K filed with the SEC on August 21, 2013).

10.21 #	Amendment to 2007 Equity Incentive Plan of Forest Laboratories, Inc., as amended (Amended Forest Plan) (incorporated by reference to Exhibit 99.7 of the Actavis July 1, 2014 S-8).

10.22 #*	Form Employee Stock Unit Agreement (Performance-Based Conditions) (Amended Forest Plan).

10.23 #	Form of Director Restricted Stock Agreement under the 2007 Equity Incentive Plan of Forest Laboratories, Inc. (Forest Plan) (incorporated by reference to Forest Laboratories, Inc.’s Form S-8 on Registration Statement No. 333-145415 filed August 14, 2007).

10.24 #	Form of Director Stock Option Agreement under the Forest Plan (incorporated by reference to Forest Laboratories Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5438) for the Quarter ended September 30, 2007 (Forest September 30, 2007 10-Q)).

10.25 #	Form of Employee Restricted Stock Agreement (Time-Based) under the Forest Plan (incorporated by reference to Forest Laboratories Inc.’s Annual Report on Form 10-K (Commission File No. 1-5438) for the fiscal year ended March 31, 2008).

10.26 #	Form of Employee Stock Option Agreement under the Forest Plan (incorporated by reference to the Forest September 30, 2007 10-Q).

10.27 #	Form of Employee Stock Unit Agreement (Time-Based) under the Forest Plan (incorporated by reference to Forest Laboratories Inc.’s Annual Report on Form 10-K (Commission File No. 1-5438) for the fiscal year ended March 31, 2012).

10.28 #	Form of Employee Stock Unit Agreement (Performance-Based) under the Forest Plan (incorporated by reference to Forest Laboratories Inc.’s Annual Report on Form 10-K (Commission File No. 1-5438) for the fiscal year ended March 31, 2012).

10.29	Registration Rights Agreement, dated June 19, 2014, by and among Actavis Funding SCS, the guarantors named therein, and Merrill Lynch, Pierce Fenner & Smith Incorporated, Mizuho Securities USA Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers (incorporated by reference to Exhibit 10.1 of the Actavis June 20, 2014 8-K).

10.30	Amendment Agreement, by and among, Actavis plc, Warner Chilcott Finance, LLC, Actavis WC 2 S.à. r.l., Warner Chilcott Company, LLC, Bank of America, N.A., as Administrative Agent, and the lenders party thereto, dated as of June 9, 2014 (incorporated by reference to Exhibit 10.1 of Actavis plc’s Current Report on Form 8-K filed with the SEC on June 10, 2014).

10.31	Amended and Restated WC Term Loan Credit and Guaranty Facility, by and among, Actavis plc, Warner Chilcott Finance, LLC, Actavis WC 2 S.à. r.l., Warner Chilcott Company, LLC, Bank of America, N.A., as Administrative Agent, and the lenders party thereto, dated as of June 9, 2014 (incorporated by reference to Exhibit 10.2 of Actavis plc’s Current Report on Form 8-K filed with the SEC on June 10, 2014).

10.32 ***	Amendment to Supply Agreement, effective as of May 14, 2014, by and between Janssen Pharmaceuticals, Inc. and Watson Laboratories, Inc. (incorporated by reference to Exhibit 10.1 of Actavis plc’s Current Report on Form 8-K filed with the SEC on May 20, 2014).

10.33	Second Amendment Agreement, by and among, Actavis Capital S.à. r.l., Actavis, Inc., Actavis plc, Bank of America, N.A., as Administrative Agent, and the lenders party thereto, dated as of March 31, 2014 (incorporated by reference to Exhibit 10.1 of Actavis plc’s Current Report on Form 8-K filed with the SEC on April 2, 2014).

10.34	Second Amended and Restated Actavis Term Loan Credit and Guarantee Agreement, by and among Actavis plc, Warner Chilcott Limited, Actavis Capital S.à r.l., Actavis, Inc., the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, dated as of March 31, 2014 (incorporated by reference to Exhibit 10.2 of Actavis plc’s Current Report on Form 8-K filed with the SEC on April 2, 2014).

10.35	Waiver and Amendment, dated as of June 12, 2014, to the Registration Rights Agreements dated as of December 10, 2013 and January 31, 2014, between Forest Laboratories, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.1 of Forest Laboratories, Inc.’s Current Report on Form 8-K filed with the SEC on June 13, 2014).

10.36	Corporate Integrity Agreement dated September 15, 2010 between the Office of Inspector General of the U.S. Department of Health and Human Services and Forest Laboratories, Inc. (incorporated by reference to Exhibit 10.1 to Forest Laboratories Inc.’s Quarterly Report on Form 10-Q (Commission File No. 0-12943) for the quarter ended September 30, 2010).

10.37	Plea Agreement, dated September 15, 2010, among the U.S. Attorney for the District of Massachusetts, the U.S. Department of Justice, and Forest Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to Forest Laboratories, Inc.’s Quarterly Report on Form 10-Q (Commission File No. 0-12943) for the quarter ended the September 30, 2010).

10.38	Settlement Agreement and Release, dated September 15, 2010, among Forest Laboratories, Inc., Forest Pharmaceuticals, Inc., the U.S. of America, acting through the U.S. Department of Justice on behalf of the Office of Inspector General of the Department of Health and Human Services, TRICARE Management Activity, the Veteran’s Affairs Administration, the U.S. Office of Personnel Management, and certain individual relators named therein (incorporated by reference to Exhibit 10.3 to Forest Laboratories, Inc.’s Quarterly Report on Form 10-Q (Commission File No. 0-12943) for the quarter ended September 30, 2010).

10.39 ***	License and Cooperation Agreement dated June 28, 2000 between Merz & Co. GmbH and Forest Laboratories Ireland Limited. (incorporated by reference to Exhibit 10.16 to Forest Laboratories Inc.’s Annual Report on Form 10-K (Commission File No. 1-5438) for the fiscal year ended March 31, 2004).

10.40 ***	License, Development and Cooperation Agreement dated September 22, 2004 between Merck KGaA and Genaissance Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.3 to Forest Laboratories Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5438) for the quarter ended September 30, 2011).

10.41 ***	Collaboration Agreement dated September 12, 2007, as amended on November 3, 2009 between Forest Laboratories Inc. and Ironwood Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.50 to Forest Laboratories Inc.’s Annual Report on Form 10-K/A (Commission File No. 1-5438) for the fiscal year ended March 31, 2013).

10.42 ***	Sale and Transfer Agreement dated March 30, 2012 between Janssen Pharmaceutica NV and Forest Laboratories Holding Limited. (incorporated by reference to Exhibit 10.51 to Forest Laboratories Inc.’s Annual Report on Form 10-K (Commission File No. 1-5438) for the fiscal year ended March 31, 2012).

10.43***	MuDelta Development and License Agreement, dated as of November 16, 2009, by and between Janssen Pharmaceutica, N.V. and PPD Therapeutics, Inc., as amended February 9, 2010 (incorporated by reference to Exhibit 10.6 to Furiex Pharmaceuticals, Inc.’s Form 10 - 12B/A (Commission File No. 001-34641) filed with the SEC on May 14, 2010).

10.44#*	Form of Notice of Grant and Signature Page and Form of Other Cash-Based Award Agreement (Actavis Plan).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Label Definition Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Exchange Act.
***	Confidential portions of this exhibit have been omitted and filed separately with the SEC pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.