Form 10-Q
period 2014-09-30
Actavis plc; Warner Chilcott Ltd
filed 2014-11-05
CIK 1578845, 1620602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number	Exact name of registrant as specified in its charter, principal office and address and telephone number	State of incorporation or organization	I.R.S. Employer Identification No.
000-55075	Actavis plc 1 Grand Canal Square, Docklands Dublin 2, Ireland (862) 261-7000	Ireland	98-1114402

333-199019	Warner Chilcott Limited Cannon’s Court 22	Bermuda	98-0496358
Victoria Street
Hamilton HM 12
Bermuda
(441) 295-2244

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Actavis plc	YES ☒	NO ☐

Warner Chilcott Limited	YES ☒	NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Actavis plc	YES ☒	NO ☐

Warner Chilcott Limited	YES ☒	NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Actavis plc	Large accelerated filer	☒	Accelerated filer	☐

	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Warner Chilcott Limited	Large accelerated filer	☐	Accelerated filer	☐

	Non-accelerated filer (Do not check if a smaller reporting company)	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Actavis plc	YES ☐	NO ☒

Warner Chilcott Limited	YES ☐	NO ☒

Number of shares of Actavis plc’s Ordinary Shares outstanding on October 27, 2014: 265,061,115. There is no trading market for securities of Warner Chilcott Limited, all of which are indirectly wholly owned by Actavis plc.

This Quarterly Report on Form 10-Q is a combined report being filed separately by two different registrants: Actavis plc and Warner Chilcott Limited. Warner Chilcott Limited is an indirect wholly owned subsidiary of Actavis plc. The information in this Quarterly Report on Form 10-Q is equally applicable to Actavis plc and Warner Chilcott Limited, except where otherwise indicated. Warner Chilcott Limited meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and, to the extent applicable, is therefore filing this form with a reduced disclosure format.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED September 30, 2014

		PAGE
PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (unaudited)	3
	Consolidated Balance Sheets of Actavis plc as of September 30, 2014 and December 31, 2013	3
	Consolidated Statements of Operations of Actavis plc for the three and nine months ended September 30, 2014 and September 30, 2013	4
	Consolidated Statements of Comprehensive (Loss) / Income of Actavis plc for the three and nine months ended September 30, 2014 and September 30, 2013	5
	Consolidated Statements of Cash Flows of Actavis plc for the nine months ended September 30, 2014 and September 30, 2013	6
	Consolidated Balance Sheets of Warner Chilcott Limited as of September 30, 2014 and December 31, 2013	7
	Consolidated Statements of Operations of Warner Chilcott Limited for the three and nine months ended September 30, 2014 and September 30, 2013	8
	Consolidated Statements of Comprehensive (Loss) / Income of Warner Chilcott Limited for the three and nine months ended September 30, 2014 and September 30, 2013	9
	Consolidated Statements of Cash Flows of Warner Chilcott Limited for the nine months ended September 30, 2014 and September 30, 2013	10
	Notes to Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	90
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	112
Item 4.	Controls and Procedures	113
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	114
Item 1A.	Risk Factors	114
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	114
Item 6.	Exhibits	114
	Signatures	115

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

ACTAVIS PLC

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except par value)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$339.4	$329.0
Marketable securities	1.0	2.5
Accounts receivable, net	2,229.3	1,404.9
Inventories, net	2,627.3	1,786.3
Prepaid expenses and other current assets	652.1	409.2
Current assets held for sale	124.7	271.0
Deferred tax assets	278.5	231.8

Total current assets	6,252.3	4,434.7
Property, plant and equipment, net	1,704.3	1,616.8
Investments and other assets	233.3	137.5
Deferred tax assets	143.5	104.8
Product rights and other intangibles	19,957.3	8,234.5
Goodwill	25,176.7	8,197.6

Total assets	$53,467.4	$22,725.9

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,937.5	$2,343.2
Income taxes payable	11.3	96.6
Current portion of long-term debt and capital leases	443.3	534.6
Deferred revenue	35.6	38.8
Current liabilities held for sale	—	246.6
Deferred tax liabilities	53.6	35.1

Total current liabilities	4,481.3	3,294.9

Long-term debt and capital leases	15,093.8	8,517.4
Deferred revenue	41.3	40.1
Other long-term liabilities	447.9	326.2
Other taxes payable	871.7	187.3
Deferred tax liabilities	3,386.4	822.9

Total liabilities	24,322.4	13,188.8

Commitments and contingencies
Equity:
Ordinary shares; $0.0001 par value per share; 1,000.0 million shares authorized, 264.9 million and 174.2 million shares issued and outstanding, respectively	—	—
Additional paid-in capital	28,826.0	8,012.6
Retained earnings	534.7	1,432.3
Accumulated other comprehensive (loss) / income	(220.3)	90.5
Treasury stock, at cost; zero and 18.3 thousand shares held, respectively	—	(3.3)

Total shareholders’ equity	29,140.4	9,532.1
Noncontrolling interest	4.6	5.0

Total equity	29,145.0	9,537.1

Total liabilities and equity	$53,467.4	$22,725.9

See accompanying Notes to Consolidated Financial Statements.

ACTAVIS PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net revenues	$3,683.1	$2,013.0	$9,005.4	$5,898.3

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	1,883.0	1,083.2	4,472.5	3,220.1
Research and development	391.8	163.7	721.3	432.1
Selling and marketing	707.2	223.6	1,281.8	686.4
General and administrative	567.3	232.1	1,113.2	643.7
Goodwill impairment	—	—	—	647.5
In-process research and development impairments	305.0	—	321.3	4.4
Amortization	873.6	146.3	1,720.7	454.3
Asset sales, impairments and contingent consideration adjustment, net	7.3	13.6	12.7	165.0

Total operating expenses	4,735.2	1,862.5	9,643.5	6,253.5

Operating (loss) / income	(1,052.1)	150.5	(638.1)	(355.2)

Non-Operating income (expense):

Interest income	1.6	1.4	3.8	3.4
Interest expense	(132.1)	(52.9)	(284.0)	(162.1)
Other income (expense), net	31.9	(2.1)	1.1	22.3

Total other income (expense), net	(98.6)	(53.6)	(279.1)	(136.4)

(Loss) / income before income taxes and noncontrolling interest	(1,150.7)	96.9	(917.2)	(491.6)
(Benefit) / provision for income taxes	(107.9)	31.4	(19.9)	111.0

Net (loss) / income	(1,042.8)	65.5	(897.3)	(602.6)
Loss / (income) attributable to noncontrolling interest	—	0.1	(0.3)	0.6

Net (loss) / income attributable to ordinary shareholders	$(1,042.8)	$65.6	$(897.6)	$(602.0)

(Loss) / earnings per share attributable to ordinary shareholders:
Basic	$(3.95)	$0.50	$(4.39)	$(4.57)

Diluted	$(3.95)	$0.49	$(4.39)	$(4.57)

Weighted average shares outstanding:
Basic	264.3	132.5	204.4	131.7

Diluted	264.3	134.4	204.4	131.7

See accompanying Notes to Consolidated Financial Statements.

ACTAVIS PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME

(Unaudited; in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net (loss) / income	$(1,042.8)	$65.5	$(897.3)	$(602.6)
Other comprehensive (loss) / income
Foreign currency translation (losses) / gains	(308.3)	127.8	(309.2)	6.7

Unrealized (losses), net of tax	(2.3)	—	(1.6)	—

Reclassification for gains included in net income, net of tax	—	—	—	—

Total other comprehensive (loss) / income, net of tax	(310.6)	127.8	(310.8)	6.7

Comprehensive (loss) / income	(1,353.4)	193.3	(1,208.1)	(595.9)

Comprehensive (income) / loss attributable to noncontrolling interest	—	0.1	(0.3)	0.6

Comprehensive (loss) / income attributable to ordinary shareholders	$(1,353.4)	$193.4	$(1,208.4)	$(595.3)

See accompanying Notes to Consolidated Financial Statements.

ACTAVIS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Nine Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities:
Net (loss)	$(897.3)	$(602.6)

Reconciliation to net cash provided by operating activities:
Depreciation	169.7	147.7
Amortization	1,720.7	454.3
Provision for inventory reserve	110.2	50.5
Share-based compensation	259.4	75.8
Deferred income tax benefit	(412.5)	(170.0)
(Earnings) loss on equity method investments	(2.3)	(3.3)
Goodwill impairment	—	647.5
In-process research and development impairments	321.3	4.4
Loss / (gain) on sale of securities and asset sales and impairments, net	34.2	24.1
Amortization of inventory step up	703.3	93.5
Amortization of deferred financing costs	34.4	5.7
Increase / (decrease) in allowance for doubtful accounts	10.3	(0.5)
Accretion of contingent payment consideration	13.6	6.5
Contingent consideration fair value adjustment	(37.8)	156.2
Non-cash impact of debt extinguishment	(91.7)	—
Excess tax benefit from stock-based compensation	(22.7)	(69.2)
Other, net	(27.1)	2.3
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	(365.6)	(28.7)
Decrease / (increase) in inventories	(266.7)	(266.5)
Decrease / (increase) in prepaid expenses and other current assets	69.3	62.0
Increase / (decrease) in accounts payable and accrued expenses	292.3	19.5
Increase / (decrease) in deferred revenue	(11.2)	23.7
Increase / (decrease) in income and other taxes payable	(140.9)	(71.9)
Increase / (decrease) in other assets and liabilities	(31.5)	0.8

Total adjustments	2,328.7	1,164.4

Net cash provided by operating activities	1,431.4	561.8

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(174.1)	(117.4)
Additions to product rights and other intangibles	(0.1)	(5.0)
Proceeds from the sale of assets	451.2	25.0
Proceeds from sales of property, plant and equipment	12.0	5.9
Net proceeds from marketable securities	1.5	—
Acquisitions of business, net of cash acquired	(4,922.6)	(194.6)

Net cash (used in) investing activities	(4,632.1)	(286.1)

Cash Flows From Financing Activities:
Proceeds from borrowings on credit facility	80.0	125.0
Proceeds from borrowings of long-term indebtedness	8,076.2	—
Debt issuance and other financing costs	(58.2)	(0.5)
Payments on debt, including capital lease obligations	(4,875.5)	(260.6)
Proceeds from stock plans	43.3	44.0
Payments of contingent consideration	(12.6)	(3.1)
Repurchase of ordinary shares	(99.7)	(165.4)
Acquisition of noncontrolling interest	—	(10.4)
Excess tax benefit from stock-based compensation	22.7	69.2

Net cash provided by / (used in) financing activities	3,176.2	(201.8)

Effect of currency exchange rate changes on cash and cash equivalents	(2.1)	(24.9)
Movement in cash held for sale	37.0	—

Net increase in cash and cash equivalents	10.4	49.0
Cash and cash equivalents at beginning of period	329.0	319.0

Cash and cash equivalents at end of period	$339.4	$368.0

Schedule of Non-Cash Investing Activities:
Acquisition of Forest net assets	20,590.5	—

Schedule of Non-Cash Financing Activities:
Acquisition of Forest net assets	20,590.5	—

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$338.4	$323.5
Marketable securities	1.0	2.5
Accounts receivable, net	2,228.6	1,404.3
Receivable from Parents	220.8	126.5
Inventories, net	2,627.3	1,786.3
Prepaid expenses and other current assets	649.2	406.3
Current assets held for sale	124.7	271.0
Deferred tax assets	278.5	231.8

Total current assets	6,468.5	4,552.2
Property, plant and equipment, net	1,702.8	1,615.1
Investments and other assets	233.3	137.5
Deferred tax assets	143.5	104.8
Product rights and other intangibles	19,957.3	8,234.5
Goodwill	25,176.7	8,197.6

Total assets	53,682.1	22,841.7

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,933.5	$2,334.2
Payables to Parents	369.1	60.4
Income taxes payable	9.8	96.6
Current portion of long-term debt and capital leases	443.3	534.6
Deferred revenue	35.6	38.8
Current liabilities held for sale	—	246.6
Deferred tax liabilities	53.6	35.1

Total current liabilities	4,844.9	3,346.3

Long-term debt and capital leases	15,093.8	8,517.4
Deferred revenue	41.3	40.1
Other long-term liabilities	447.9	324.2
Other taxes payable	871.7	187.3
Deferred tax liabilities	3,386.4	822.9

Total liabilities	24,686.0	13,238.2

Commitments and contingencies
Equity:
Member’s capital	29,455.9	8,049.8
Accumulated (deficit) / retained earnings	(244.1)	1,458.2
Accumulated other comprehensive (loss) / income	(220.3)	90.5

Total shareholders’ equity	28,991.5	9,598.5
Noncontrolling interest	4.6	5.0

Total equity	28,996.1	9,603.5

Total liabilities and equity	53,682.1	22,841.7

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues	$3,683.1	$2,013.0	$9,005.4	$5,898.3

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	1,883.0	1,083.2	4,472.5	3,220.1
Research and development	391.8	163.7	721.3	432.1
Selling and marketing	707.2	223.6	1,281.8	686.4
General and administrative	564.8	232.1	1,103.8	643.7
Goodwill impairment	—	—	—	647.5
In-process research and development impairments	305.0	—	321.3	4.4
Amortization	873.6	146.3	1,720.7	454.3
Asset sales, impairments and contingent consideration adjustment, net	7.3	13.6	12.7	165.0

Total operating expenses	4,732.7	1,862.5	9,634.1	6,253.5

Operating (loss) / income	(1,049.6)	150.5	(628.7)	(355.2)

Non-Operating income (expense):
Interest income	1.6	1.4	3.8	3.4
Interest expense	(132.1)	(52.9)	(284.0)	(162.1)
Other income (expense), net	31.9	(2.1)	1.1	22.3

Total other income (expense), net	(98.6)	(53.6)	(279.1)	(136.4)

(Loss) / income before income taxes and noncontrolling interest	(1,148.2)	96.9	(907.8)	(491.6)
(Benefit) / provision for income taxes	(102.7)	31.4	(21.4)	111.0

Net (loss) / income	(1,045.5)	65.5	(886.4)	(602.6)
Loss / (income) attributable to noncontrolling interest	—	0.1	(0.3)	0.6

Net (loss) / income attributable to member’s	$(1,045.5)	$65.6	$(886.7)	$(602.0)

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME

(Unaudited; in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net (loss) / income	$(1,045.5)	$65.5	$(886.4)	$(602.6)
Other comprehensive (loss) / income
Foreign currency translation (losses) / gains	(308.3)	127.8	(309.2)	6.7

Unrealized (losses), net of tax	(2.3)	—	(1.6)	—

Reclassification for gains included in net income, net of tax	—	—	—	—

Total other comprehensive (loss) / income, net of tax	(310.6)	127.8	(310.8)	6.7

Comprehensive (loss) / income	(1,356.1)	193.3	(1,197.2)	(595.9)

Comprehensive (income) / loss attributable to noncontrolling interest	—	0.1	(0.3)	0.6

Comprehensive (loss) / income attributable to members	$(1,356.1)	$193.4	$(1,197.5)	$(595.3)

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Nine Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities:
Net (loss)	$(886.4)	$(602.6)

Reconciliation to net cash provided by operating activities:
Depreciation	169.7	147.7
Amortization	1,720.7	454.3
Provision for inventory reserve	110.2	50.5
Share-based compensation	259.4	75.8
Deferred income tax benefit	(412.5)	(170.0)
(Earnings) loss on equity method investments	(2.3)	(3.3)
Goodwill impairment	—	647.5
In-process research and development impairments	321.3	4.4
Loss / (gain) on sale of securities and asset sales and impairments, net	34.2	24.1
Amortization of inventory step up	703.3	93.5
Amortization of deferred financing costs	34.4	5.7
Increase / (decrease) in allowance for doubtful accounts	10.3	(0.5)
Accretion of contingent payment consideration	13.6	6.5
Contingent consideration fair value adjustment	(37.8)	156.2
Non-cash impact of debt extinguishment	(91.7)	—
Excess tax benefit from stock-based compensation	—	(69.2)
Other, net	(27.1)	2.3
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	(365.7)	(28.7)
Decrease / (increase) in inventories	(266.7)	(266.5)
Decrease / (increase) in prepaid expenses and other current assets	69.3	62.0
Increase / (decrease) in accounts payable and accrued expenses	287.3	19.5
Increase / (decrease) in deferred revenue	(11.2)	23.7
Increase / (decrease) in income and other taxes payable	(140.9)	(71.9)
Increase / (decrease) in other assets and liabilities, including receivable / payable with Parents	(89.2)	0.8

Total adjustments	2,288.6	1,164.4

Net cash provided by operating activities	1,402.2	561.8

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(174.1)	(117.4)
Additions to product rights and other intangibles	(0.1)	(5.0)
Proceeds from the sale of assets	451.2	5.9
Proceeds from sales of property, plant and equipment	12.0	25.0
Net proceeds from marketable securities	1.5	—
Acquisitions of business, net of cash acquired	(4,922.6)	(194.6)

Net cash (used in) investing activities	(4,632.1)	(286.1)

Cash Flows From Financing Activities:
Proceeds from borrowings on credit facility	80.0	125.0
Proceeds from borrowings of long-term indebtedness	8,076.2	—
Debt issuance and other financing costs	(58.2)	(0.5)
Payments on debt, including capital lease obligations	(4,875.2)	(260.6)
Proceeds from stock plans	—	44.0
Payments of contingent consideration	(12.6)	(3.1)
Repurchase of ordinary shares	—	(165.4)
Acquisition of noncontrolling interest	—	(10.4)
Excess tax benefit from stock-based compensation	—	69.2

Net cash provided by / (used in) financing activities	3,209.9	(201.8)

Effect of currency exchange rate changes on cash and cash equivalents	(2.1)	(24.9)
Movement in cash held for sale	37.0	—

Net increase in cash and cash equivalents	14.9	49.0
Cash and cash equivalents at beginning of period	323.5	319.0

Cash and cash equivalents at end of period	$338.4	$368.0

See accompanying Notes to Consolidated Financial Statements.

ACTAVIS PLC AND WARNER CHILCOTT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — General

Actavis plc (the “Company”) is a unique specialty pharmaceutical company focused on developing, manufacturing and commercializing high quality affordable generic and innovative branded (“brand”, “speciality brand” or “branded”) pharmaceutical products for patients around the world. Actavis markets a broad portfolio of branded and generic pharmaceuticals and develops innovative medicines for patients suffering from diseases principally in the central nervous system, gastroenterology, women’s health, urology, cardiovascular, respiratory and anti-infective therapeutic categories. The Company conducts product research and development (“R&D”) for its North American Brands and North American Generics and International segments. Actavis has commercial operations in more than 60 countries and operates more than 30 manufacturing and distribution facilities around the world. The Company organizes its global markets by the United States of America (“U.S.”), Canada and Puerto Rico (together “North America”), and its key international markets around the world. Warner Chilcott Limited is a wholly owned subsidiary of Actavis plc and it has the same principle business activities.

The accompanying consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2013 (“Annual Report”), as revised by Form 8-K filed on May 20, 2014, in which the Company revised its previously filed financial statements and other relevant sections of the Annual Report to reflect the impact of changes in operating segments made during the first quarter of 2014. These financial statements should also be read in conjunction with the Warner Chilcott Limited annual financial statements as filed on Warner Chilcott Limited’s Registration Statement on Form S-4 filed on October 14, 2014. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted from the accompanying consolidated financial statements. The accompanying year end consolidated balance sheet was derived from the audited financial statements included in the Annual Report and Form S-4/A. The accompanying interim financial statements are unaudited, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the Companies’ consolidated financial position, results of operations, comprehensive (loss) / income and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. All intercompany transactions and balances have been eliminated in consolidation. The Companies’ results of operations, comprehensive (loss) / income and cash flows for the interim periods are not necessarily indicative of the results of operations, comprehensive (loss) / income and cash flows that it may achieve in future periods.

The Company has made certain reclassifications to prior period information to conform to the current period presentation including (i) changes to the definition and reporting of our operating segments and (ii) the reclassification of contingent consideration accretion expense from interest expense into operating expenses.

In prior periods, the Company’s consolidated financial statements presented the accounts of Actavis, Inc. On May 16, 2013, Actavis plc was incorporated in Ireland as a private limited company and re-registered effective September 18, 2013 as a public limited company. It was established for the purpose of facilitating the business combination between Actavis, Inc. and Warner Chilcott plc (“Warner Chilcott”). On October 1, 2013, pursuant to the transaction agreement dated May 19, 2013 among Actavis, Inc., Warner Chilcott, the Company, Actavis Ireland Holding Limited, Actavis W.C. Holding LLC (now known as Actavis W.C. Holding Inc.) and Actavis W.C. Holding 2 LLC (now known as Actavis W.C. Holding 2 Inc.) (“MergerSub”), (i) the Company acquired Warner Chilcott (the “Warner Chilcott Acquisition”) pursuant to a scheme of arrangement under Section 201, and a capital reduction under Sections 72 and 74, of the Irish Companies Act of 1963 where each Warner Chilcott ordinary share was converted into 0.160 of a Company ordinary share (the “Company Ordinary Shares”), or $5,833.9 million in equity consideration, and (ii) MergerSub merged with and into Actavis, Inc., with Actavis, Inc. as the surviving corporation in the merger (the “Merger” and, together with the Warner Chilcott Acquisition, the “Transactions”). Following the consummation of the Transactions, Actavis, Inc. and Warner Chilcott became wholly-owned subsidiaries of Actavis plc. Each of Actavis, Inc.’s common shares was converted into one Company Ordinary Share. Effective October 1, 2013, through a series of related-party transactions, Actavis plc contributed its indirect subsidiaries, including Actavis Inc. to Warner Chilcott Limited.

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

References throughout to “we,” “our,” “us,” the “Company” or “Actavis” refer to financial information and transactions of Watson Pharmaceuticals, Inc. prior to January 23, 2013, Actavis, Inc. from January 23, 2013 until October 1, 2013 and Actavis plc on and subsequent to October 1, 2013. References to “Warner Chilcott Limited” refer to Warner Chilcott Limited, the Company’s wholly owned subsidiary, and, unless the context otherwise requires, its subsidiaries.

NOTE 2 – Reconciliation of Warner Chilcott Limited results to Actavis plc results

Warner Chilcott Limited is an indirect wholly-owned subsidiary of Actavis plc, the ultimate parent of the group. The results of Warner Chilcott Limited are consolidated into the results of Actavis plc. Due to the deminimis activity between Actavis plc and Warner Chilcott Limited, references throughout this filing relate to both Actavis plc and Warner Chilcott Limited. Warner Chilcott Limited representations relate only to itself and not to any other company.

Except where otherwise indicated, and excluding certain insignificant cash and non-cash transactions at the Actavis plc level, these notes relate to the consolidated financial statements for both separate registrants, Actavis plc and Warner Chilcott Limited. In addition to certain inter-company payable and receivable amounts between the entities, the following is a reconciliation of the results of Warner Chilcott Limited to Actavis plc.

	September 30, 2014			December 31, 2013
	Actavis plc	Warner Chilcott Limited	Change	Actavis plc	Warner Chilcott Limited	Change
Cash and cash equivalents	$339.4	$338.4	$1.0	$329.0	$323.5	$5.5
Accounts receivable, net	2,229.3	2,228.6	0.7	1,404.9	1,404.3	0.6
Prepaid expenses and other current assets	652.1	649.2	2.9	409.2	406.3	2.9
Property, plant and equipment, net	1,704.3	1,702.8	1.5	1,616.8	1,615.1	1.7
Accounts payables and accrued liabilities	3,937.5	3,933.5	4.0	2,343.2	2,334.2	9.0
Total equity	29,145.0	28,996.1	148.9	9,537.1	9,603.5	(66.4)

	Three months ended September 30, 2014			Nine months ended September 30, 2014
	Actavis plc	Warner Chilcott Limited	Change	Actavis plc	Warner Chilcott Limited	Change
General and administrative expenses	$567.3	$564.8	$2.5	$1,113.2	$1,103.8	$9.4
Operating (loss) / income	(1,052.1)	(1,049.6)	(2.5)	(638.1)	(628.7)	(9.4)
(Loss) / income before income taxes and noncontrolling interest	(1,150.7)	(1,148.2)	(2.5)	(917.2)	(907.8)	(9.4)
(Benefit) / provision for income taxes	(107.9)	(102.7)	(5.2)	(19.9)	(21.4)	1.5
Net (loss) / income	(1,042.8)	(1,045.5)	2.7	(897.3)	(886.4)	(10.9)

NOTE 3 — Summary of Significant Accounting Policies

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

Chargebacks — A chargeback represents an amount payable in the future to a wholesaler for the difference between the invoice price paid by our wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product. The chargeback provision and related reserve varies with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventories. The provision for chargebacks also takes into account an estimate of the expected wholesaler sell-through levels to indirect customers at certain contract prices. The Company validates the chargeback accrual quarterly through a review of the inventory reports obtained from our largest wholesale customers. This customer inventory information is used to verify the estimated liability for future chargeback claims based on historical chargeback and contract rates. These large wholesalers represent the vast majority of the recipients of the Company’s chargeback payments. We continually monitor current pricing trends and wholesaler inventory levels to ensure the liability for future chargebacks is fairly stated.

Rebates — Rebates include volume related incentives to direct and indirect customers, third party managed care and Medicare Part D rebates, Medicaid rebates and other government rebates. Rebates are accrued based on an estimate of claims to be paid for product sold into trade by the Company. Volume rebates are generally offered to customers as an incentive to use the Company’s products and to encourage greater product sales. These rebate programs include contracted rebates based on customers’ purchases made during an applicable monthly, quarterly or annual period. The provision for third party rebates is estimated based on our customers’ contracted rebate programs and the Company’s historical experience of rebates paid. Any significant changes to our customer rebate programs are considered in establishing the provision for rebates. The provisions for government rebates are based, in part, upon historical experience of claims submitted by the various states / authorities, contractual terms and government regulations. We monitor legislative changes to determine what impact such legislation may have on our provision.

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

Net revenues and accounts receivable balances in the Company’s consolidated financial statements are presented net of SRA estimates. SRA balances in accounts receivable were $1,646.2 million and $1,254.8 million at September 30, 2014 and December 31, 2013, respectively. SRA balances in accounts payable and accrued expenses were $1,272.1 million and $719.0 million at September 30, 2014 and December 31, 2013, respectively. The main movements in the SRA reserve balances are as follows:

Balance as of December 31, 2013	$1,973.8
Acquired reserves in the Forest Acquisition (defined below)	570.3
Warner Chilcott measurement period adjustment	(56.6)
Provision to reduce gross product sales to net product sales	6,171.6
Payments and other	(5,740.8)

Balance as of September 30, 2014	$2,918.3

During the nine months ended September 30, 2014, the Company lowered SRA balances relating to the valuation of assets and liabilities as part of the Warner Chilcott Acquisition measurement period adjustment by $56.6 million, with an offset to goodwill ($36.8 million) and deferred tax liabilities ($19.8 million).

The provisions recorded to reduce gross product sales to net product sales were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Gross product sales	$6,204.5	$3,296.1	$15,039.2	$9,858.2
Provisions to reduce gross product sales to net product sales	2,559.8	1,324.1	6,171.6	4,086.7

Net product sales	$3,644.7	$1,972.0	$8,867.6	$5,771.5

Percentage of provisions to gross sales	41.3%	40.2%	41.0%	41.5%

The movement in the percentage of provisions to gross sales is a result of changes in product mix, competition and channels of distribution. In the three and nine months ended September 30, 2014, the Company increased sales of branded products, which lowered the provision percentage. Offsetting this, was the impact of increased generic competition on some of the Company’s larger generic products which increased the rebates offered, as well as a higher portion of sales going through the wholesale channel, which has the impact of raising the rebate and chargeback percentages.

Goodwill and Intangible Assets with Indefinite-Lives

We test goodwill and intangible assets with indefinite-lives for impairment annually during the second quarter by comparing the fair value of each of our reporting units as determined by a five year cash-flow forecast with a terminal value, to the respective carrying value of the reporting units. Additionally, we may perform tests between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit below its carrying amount. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. During the second quarter of 2014, we performed our annual impairment assessment of goodwill, IPR&D intangible assets and trade name intangibles assets with indefinite-lives. The Company utilized discount rates for its reporting units ranging from 7.5% to 9.5% and long-term growth rates ranging from 2.0% to 4.5% in its estimation of fair value. The factors used in evaluating goodwill for impairment are subject to change and are tracked against historical results by management. Changes in the key assumptions by management can change the results of testing. The Company determined there was no impairment associated with goodwill or intangible assets.

Indefinite-lived

In connection with the Forest Acquisition, the Company reviewed all ongoing R&D projects of both legacy Forest and Actavis. As a result of that review, the Company aligned R&D expenditures with revised strategic priorities. As part of the review, the Company abandoned certain ongoing R&D projects resulting in an impairment charge of $165.0 million in the three and nine months ended September 30, 2014. During the third quarter of 2014, the U.S. Food and Drug Administration’s (“FDA”) Cardiovascular and Renal Drugs Advisory Committee (“CRDAC”) has voted to recommend against approval of Actavis’ New Drug Application (“NDA”) for the fixed-dose combination of nebivolol and valsartan for the treatment of hypertension. As a result of the announcement, the Company recorded an impairment charge of $140.0 million in the three and nine months ended September 30, 2014 as the fair market value of the IPR&D asset was reduced. During the second quarter of 2014, the Company recorded a $16.3 million impairment related to IPR&D for select projects as the Company decided to no longer invest in these IPR&D projects.

Goodwill

Goodwill is considered impaired if the carrying amount of the net assets exceeds the fair value of the reporting unit. Impairment, if any, would be recorded in operating income and this could result in a material reduction in net (loss) / income and earnings per share. During the 2013 integration of the Actavis Group with the Watson business, the Company reorganized its organizational structure and management performance reporting, which was then further reorganized in January of 2014 and July of 2014. In 2013, the reporting units within our Actavis Pharma operating segment were organized as follows: Americas (The United States of America (“U.S.”), Canada, Latin America), Europe (Europe, Russia, Commonwealth of Independent States (“CIS”), and Turkey), and MEAAP (Middle East, Africa, Australia, and Asia Pacific). These reporting units combined the Watson and Actavis Group businesses. The combination of the Watson and the Actavis Group business and net assets in the European reporting unit, combined with other market factors, led to the impairment of the goodwill associated with this reporting unit in the second quarter of 2013.

During the second quarter of 2013, concurrent with the availability of discrete financial information for the then new reporting units, we completed an extensive review of our operating businesses, including exploring options for addressing overall profitability of seven Western European commercial operations consisting of, among other things, restructuring their operations, refocusing their activities on specific sub-markets, as well as potential divestitures of such businesses to other third parties. The potential impact of these conditions were considered in our projections when determining the indicated fair value of our reporting units for the impairment tests that were performed during the second quarter of 2013. Upon completion of step one of the impairment analysis for each of our reporting units, it was concluded the fair value of the Actavis Pharma — Europe reporting unit was below its carrying value including goodwill. This was primarily related to the integration of our Arrow Group (acquired on December 2, 2009, in exchange for cash consideration of $1.05 billion, approximately 16.9 million shares of the Company’s Restricted Ordinary Shares and 200,000 shares of the Company’s Mandatorily Redeemable Preferred Stock and certain contingent consideration (the “Arrow Group Acquisition”)) with the Actavis Group in Europe. The fair value of our reporting units was estimated based on a discounted cash flow model using management’s business plans and projections as the basis for expected future cash flows for approximately five years and residual growth rates ranging from 2% to 4% thereafter. Management believes that the assumptions it used for the impairment tests performed were consistent with those that would be utilized by a market participant in performing similar valuations of our then current reporting units. A separate discount rate was utilized for each reporting unit that was derived from published sources and, on a weighted average basis, a discount rate of 8% was utilized using our weighted average cost of capital, which considered the overall inherent risk of the reporting unit and the rate of return a market participant would expect. As a result of completing step two of our impairment analysis, we recorded an impairment of the Actavis Pharma — Europe reporting unit of $647.5 million, representing primarily all the goodwill allocated to this reporting unit, in the nine months ended September 30, 2013.

Litigation and Contingencies

The Company is involved in various legal proceedings in the normal course of its business, including product liability litigation, intellectual property litigation, employment litigation and other litigation. Additionally, the Company, in consultation with its counsel, assesses the need to record a liability for contingencies on a case-by-case basis in accordance with ASC Topic 450 “Contingencies” (“ASC 450”). Accruals are recorded when the Company determines that a loss related to a matter is both probable and reasonably estimable. These accruals are adjusted periodically as assessment efforts progress or as additional information becomes available. Acquired contingencies in business combinations are recorded at fair value to the extent determinable, otherwise in accordance ASC 450. Refer to “NOTE 18 — Commitments and Contingencies” for more information.

R&D Activities

R&D activities are expensed as incurred and consist of self-funded R&D costs, the costs associated with work performed under collaborative R&D agreements, regulatory fees, and milestone payments, if any. R&D expenses include direct and allocated expenses. On December 19, 2011, the Company entered into a collaboration agreement with Amgen, Inc. (“Amgen”) to develop and commercialize, on a worldwide basis, several oncology antibody biosimilar medicines. Amgen has assumed primary responsibility for developing, manufacturing and initially commercializing the oncology antibody products. As of September 30, 2014, the Company’s maximum potential remaining co-development obligation under this agreement was $265.9 million.

Earnings Per Share (“EPS”) of Actavis plc

The Company accounts for EPS in accordance with ASC Topic 260, “Earnings Per Share” (“ASC 260”) and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. Basic EPS is computed by dividing net (loss) / income by the weighted average ordinary shares outstanding during a period. Diluted EPS is based on the treasury stock method and includes the effect from potential issuance of ordinary shares, such as shares issuable pursuant to the exercise of stock options and restricted stock units. Ordinary share equivalents have been excluded where their inclusion would be anti-dilutive.

A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
EPS — basic
Net (loss) / income attributable to ordinary shareholders	$(1,042.8)	$65.6	$(897.6)	$(602.0)

Basic weighted average ordinary shares outstanding	264.3	132.5	204.4	131.7

EPS — basic	$(3.95)	$0.50	$(4.39)	$(4.57)

EPS — diluted
Net (loss) / income attributable to ordinary shareholders	$(1,042.8)	$65.6	$(897.6)	$(602.0)

Basic weighted average ordinary shares outstanding	264.3	132.5	204.4	131.7
Effect of dilutive securities:
Dilutive stock awards	—	1.9	—	—

Diluted weighted average ordinary shares outstanding	264.3	134.4	204.4	131.7

EPS — diluted	$(3.95)	$0.49	$(4.39)	$(4.57)

Stock awards to purchase 2.2 million and 2.0 million ordinary shares for the nine months September 30, 2014 and September 30, 2013, respectively, were outstanding, but not included in the computation of diluted EPS, because the awards were anti-dilutive. Stock awards to purchase 3.1 million ordinary shares for the three months September 30, 2014, were outstanding, but not included in the computation of diluted EPS, because the awards were anti-dilutive. There were no anti-dilutive shares for the three months ended September 30, 2013.

Restructuring Costs

The Company records liabilities for costs associated with exit or disposal activities in the period in which the liability is incurred. In accordance with existing benefit arrangements, employee severance costs are accrued when the restructuring actions are probable and estimable. Costs for one-time termination benefits in which the employee is required to render service until termination in order to receive the benefits are recognized ratably over the future service period. Refer to “NOTE 17 — Business Restructuring Charges” for more information.

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

In June 2014, the FASB issued guidance that clarifies the accounting for share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. In this case, the performance target would be required to be treated as a performance conditions, and should not be reflected in estimating the grant-date fair value of the award. The guidance also addresses when to recognize the related compensation cost. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company is evaluating the impact, if any, this pronouncement will have on future financial positions and results of operations.

NOTE 4 — Acquisitions and Other Agreements

The following are interim updates to certain acquisition and other agreements described in “Note 4” of the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2013 included in the Annual Report, which are expected to, or have had, a material impact on the financial results of the Company as of and for the periods ended September 30, 2014 and 2013.

Tretin-X

On July 8, 2014, the Company finalized an agreement to purchase the product rights and inventory for Tretin-X (a product formerly marketed by Onset Dermatologics, a PreCision Dermatology company) from Valeant Pharmaceuticals International, Inc. (“Valeant”) for $70.0 million. Included in the purchase price allocation was the fair value of inventory that the Company purchased of $0.3 million, $37.7 million for intangible assets and $32.0 million of goodwill, which was allocated to the North American Brand segment. The Company is accounting for the acquisition as a business combination requiring that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Pro forma results of operations have not been presented because the effect was not material.

Furiex Acquisition

On July 2, 2014, the Company completed an agreement to acquire Furiex Pharmaceuticals, Inc. (“Furiex”) in an all-cash transaction (the “Furiex Acquisition”) valued at $1,156.2 million (including the assumption of debt) and up to approximately $360.0 million in a Contingent Value Right (“CVR”) that may be payable based on the designation of eluxadoline, Furiex’s lead product, as a controlled drug following approval, if any, which had an acquisition accounting fair value of $88.0 million on the date of acquisition (included in the value of $1,156.2 million).

Eluxadoline is a first-in-class, locally-acting mu opioid receptor agonist and delta opioid receptor antagonist for treating symptoms of diarrhea-predominant irritable bowel syndrome (IBS-d), a condition that affects approximately 28 million patients in the United States and Europe. The CVR payment is based on the status of eluxadoline, Furiex’s lead product, as a controlled drug following approval, if any, as follows:

•	If eluxadoline is determined to be a schedule III (C-III) drug, there will be no additional consideration for the CVR.

•	If eluxadoline is determined to be a schedule IV (C-IV) drug, CVR holders are entitled to $10 in cash for each CVR held.

•	If eluxadoline is determined to be a schedule V (C-V) drug, CVR holders are entitled to $20 in cash for each CVR held.

•	If eluxadoline is determined to not be subject to DEA scheduling, CVR holders are entitled to $30 in cash for each CVR held.

In connection with the close of the Furiex Acquisition, the Company further announced that it has closed the transaction related to the sale of Furiex’s royalties on Alogliptin and Priligy to Royalty Pharma for $408.6 million in cash consideration.

Recognition and Measurement of Assets Acquired and Liabilities Assumed at Fair Value

The Furiex Acquisition has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. As of September 30, 2014, certain matters relating to the validation of tax related matters have not been finalized. The following table summarizes the preliminary fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date:

(in millions)	Amount
Cash and cash equivalents	$14.9
IPR&D intangible assets	1,003.0
Intangible assets	408.6
Goodwill	301.0
Other assets and liabilities	(30.1)
Contingent consideration	(88.0)
Deferred tax liabilities, net	(453.2)
Outstanding indebtedness	(55.3)

Net assets acquired	$1,100.9

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

The fair value of the IPR&D intangible assets as determined by IPR&D Acquisition Accounting was determined using the IPR&D and Intangible Asset Valuation Technique. The discount rate used to arrive at the present value of IPR&D intangible assets as of the acquisition date was 9.9% to reflect the internal rate of return and incremental commercial uncertainty in the cash flow projections. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results. As a result of this transaction, the Company recognized IPR&D of $1,003.0 million related to eluxadoline and $408.6 million of product rights and other intangibles related to the royalty rights for Alogliptin and Priligy, which were sold in the three and nine months ended September 30, 2014.

Goodwill

Goodwill resulting from the Furiex Acquisition is assigned to our North American brands segment and is not deductible for tax purposes.

Contingent Consideration

Additional consideration is conditionally due to the seller based upon the status of eluxadoline, Furiex’s lead product, as a controlled drug following approval, if any. The Company estimated the acquisition accounting fair value of the contingent consideration to be $88.0 million using a probability weighting approach that considered the possible outcomes based on assumptions related to the timing and probability of the product launch date, discount rates matched to the timing of the payment, and probability of success rates and discount adjustments on the related cash flows.

Long-Term Deferred Tax Liabilities and Other Tax Liabilities

Long-term deferred tax liabilities and other tax liabilities result from identifiable intangible assets fair value adjustments. These adjustments create excess book basis over the tax basis which is multiplied by the statutory tax rate for the jurisdiction in which the deferred taxes exist.

Unaudited Pro Forma Results of Operations

Pro forma results of operations have not been presented because the effect of the Furiex Acquisition was not material.

Forest Laboratories

On July 1, 2014, the Company acquired Forest Laboratories, Inc. (“Forest”) for $30.9 billion including outstanding indebtedness assumed of $3.3 billion, equity consideration of $20.6 billion, which includes outstanding equity awards, and cash consideration of $7.1 billion (the “Forest Acquisition”). Under the terms of the transaction, Forest shareholders received 89.8 million Actavis plc ordinary shares, 6.1 million Actavis plc non-qualified stock options and 1.1 million Actavis plc share units. Forest was a leading, fully integrated, specialty pharmaceutical company largely focused on the United States market. Forest marketed a portfolio of branded drug products and developed new medicines to treat patients suffering from diseases principally in the following therapeutic areas: central nervous system, cardiovascular, gastrointestinal, respiratory, anti-infective, and cystic fibrosis.

Assets Acquired and Liabilities Assumed at Fair Value

The transaction has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. As of September 30, 2014, certain amounts relating to the valuation of IPR&D, inventory valuations, SRA reserves and tax related matters have not been finalized. The finalization of these matters may result in changes to goodwill. The Company expects to finalize such matters in 2015.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Amounts
Cash and cash equivalents	$3,424.2
Accounts receivable	496.2
Inventories	1,455.8
Other current assets	233.3
Current assets held for sale	87.1
Property, plant and equipment, net	221.1
Other long-term assets	84.1
IPR&D intangible assets	1,363.0
Intangible assets	11,405.5
Goodwill	16,706.1
Current liabilities	(1,346.0)
Deferred tax liabilities, net	(2,449.7)
Other taxes payable	(661.5)
Other long-term liabilities	(96.2)
Outstanding indebtedness	(3,261.9)

$27,661.1

Consideration

The total consideration for the Forest Acquisition of $27.7 billion is comprised of the equity value of shares that were outstanding and vested prior to July 1, 2014 of $20.0 billion, the portion of outstanding equity awards deemed to have been earned as of July 1, 2014 of $568.1 million and cash of $7.1 billion. The portion of outstanding equity awards deemed not to have been earned of $570.4 million as of July 1, 2014 will be expensed over the remaining future vesting period, including $206.7 million in the three and nine months ended September 30, 2014.

Inventories

The fair value of inventories acquired included an acquisition accounting fair market value step-up of $1,036.3 million. In the three and nine months ended September 30, 2014, the Company recognized $479.5 million, as a component of cost of sales as the inventory acquired on July 1, 2014 was sold to the Company’s customers. Included in finished goods and Work-in process (“WIP”) inventory as of September 30, 2014 was $356.6 million and $200.2 million, respectively, relating to the remaining fair value step-up associated with the Forest Acquisition.

IPR&D and Intangible Assets

The estimated fair value of the IPR&D and identifiable intangible assets was determined using the IPR&D and Intangible Asset Valuation Technique. The discount rates used to arrive at the present value at the acquisition date of CMPs was 8.0% and for IPR&D ranged from 8.0% to 9.0%, to reflect the internal rate of return and incremental commercial uncertainty in the cash flow projections. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results.

The following table identifies the summarized amounts recognized and the weighted average useful lives using the economic benefit of intangible assets:

	Amounts Recognized as of the	Weighted Average Useful
(In Millions)	Acquisition Date	Lives (Years)
CMP:
Namenda Franchise	$2,125.0	1.7
Bystolic Franchise	1,810.0	3.3
Linzess®	1,002.0	5.0
Zenpep®	978.0	6.8
Carafate®	916.0	6.2
Armour Thyroid®	711.0	5.9
Viibryd®	413.0	4.5
Fetzima®	392.0	5.0
Teflaro®	327.0	3.0
Canasa®	327.0	2.6
Daliresp®	269.0	3.5
Other CMP Products	1,902.0	5.7

	11,172.0	4.3

IPR&D
Gastroenterology	791.0
Central nervous system	304.0
Cardiovascular	193.0
Other	75.0

	1,363.0

Customer relationships	60.0	4.5

Other	173.5	4.2

Total identifiable intangible assets	$12,768.5

Goodwill

Among the primary reasons the Company acquired Forest and factors that contributed to the preliminary recognition of goodwill were to expand the Company’s branded pharmaceuticals product portfolio, and to acquire certain benefits from the Forest pipeline and the expectation of us generating certain synergies. The goodwill recognized from the Forest Acquisition, which includes the increase in the purchase price resulting from the movement in Actavis plc’s share price from the date of announcing the deal, until the date of acquisition, is not deductible for tax purposes. Goodwill from the Forest Acquisition was assigned to the North American Brands segment.

Deferred Tax Liabilities, net

Deferred tax liabilities, net, include the impact resulting from identifiable intangible assets and inventory fair value adjustments. These adjustments create excess book basis over the tax basis which is multiplied by the statutory tax rate for the jurisdiction in which the deferred taxes exist.

Unaudited Pro Forma Results of Operations

The following table presents the unaudited pro forma consolidated operating results for the Company, as though the Forest Acquisition had occurred as of the beginning of the prior annual reporting period. The unaudited pro forma results reflect certain adjustments related to past operating performance, acquisition costs and acquisition accounting adjustments, such as increased depreciation and amortization expense based on the fair valuation of assets acquired and the related tax effects. The pro forma results do not include any anticipated synergies which may be achievable subsequent to the acquisition date. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor are they indicative of the future operating results of the combined company (in millions, except per share data):

	Nine Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Net Revenues	$11,313.2	$4,290.7	$8,916.4
Net (loss) attributable to ordinary shareholders	$(1,744.4)	$(75.5)	$(2,371.1)
(Loss) per share
Basic	$(8.53)	$(0.34)	$(10.71)
Diluted	$(8.53)	$(0.34)	$(10.71)

Divested Products

In order to complete the Forest Acquisition, the Company divested two legacy Actavis products to Impax Laboratories, Inc. (“Impax”); Lamotrigine ODT and Ursodiol Tablets for cash consideration. In exchange for the products, the Company received $8.0 million on July 1, 2014, which resulted in a gain on sale of asset of $5.4 million. In addition, the Company and Impax entered into a supply agreement whereby the Company will supply product to Impax. Revenues recognized from the divested products were deminimis in the three and nine months ended September 30, 2014 and 2013. In addition, on July 1, 2014, the Company divested two acquired Forest products for a combined consideration of $13.5 million. The product revenues were not included in the results of operations of Actavis plc.

Acquisition-Related Expenses

As a result of the transaction, the Company incurred the following transaction and integration costs in the three and nine months ended September 30, 2014 ($ in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Cost of Sales
Stock-based compensation acquired for Forest employees	$6.1	$6.1
Severance related charges	7.6	7.6

Research and development
Stock-based compensation acquired for Forest employees	38.8	38.8
Severance related charges	19.1	19.1

Selling and marketing
Stock-based compensation acquired for Forest employees	37.9	37.9
Severance related charges	38.8	42.2
Other integration costs	1.6	3.4

General and administrative
Stock-based compensation acquired for Forest employees	123.9	123.9
Severance related charges	49.1	59.3
Other integration costs	53.6	80.5
Financing related charges	0.6	9.3

Other income (expense)
Bridge loan facilities	2.8	25.8

Total costs	$379.9	$453.9

Assets Held for Sale

In connection with the integration of Forest with Actavis, the Company has held for sale certain properties acquired in the Forest Acquisition. As of September 30, 2014, the Company held for sale the following properties:

•	Commack, Long Island - $49.2 million

•	St. Louis, Missouri - $19.9 million

•	Blue Ash, Ohio - $18.0 million

May 2014 Acquisition

On May 20, 2014, the Company entered into an agreement to license the product rights for an injectable (the “May 2014 Acquisition”) in certain European territories for an upfront and milestone payments of €5.7 million, or approximately $7.8 million. Under acquisition accounting, the full consideration includes the fair value contingent consideration of €12.5 million, or approximately $17.1 million, for a total consideration equal to approximately €18.2 million, or approximately $24.9 million. The Company is accounting for the acquisition as a business combination requiring that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. As a result of this transaction, the Company recognized intangible assets of €18.2 million, or $24.9 million, in the nine months ended September 30, 2014. The Company also entered into a supply agreement, under which it will receive product for a period of five years from the launch of the product with potential renewals thereafter. Pro forma results of operations have not been presented because the effect was not material.

Akorn

On April 17, 2014, the Company entered into agreements with Akorn, Inc. (“Akorn”) and Hi-Tech Pharmacal Co. Inc. to purchase four currently marketed products and one product under development for cash consideration of $16.8 million (the “Akorn Acquisition”). The agreements include three products marketed under Abbreviated New Drug Applications (“ANDA”): Ciprofloxacin Hydrochloride Ophthalmic Solution, Levofloxacin Ophthalmic Solution and Lidocaine Hydrochloride Jelly, and one product marketed under a NDA: Lidocaine/Prilocaine Topical Cream. The Company treated the purchase of the specific products as an acquisition of a business requiring that the assets acquired and liabilities assumed in the business combination be recognized at their fair values as of the acquisition date. Included in the purchase price allocation was the fair value of inventory that the Company purchased of $0.7 million and $16.1 million for intangible assets. The Company also entered into a supply agreement with Akorn, under which Akorn will supply product for a period of either of two years or until an alternative supplier is found. Pro forma results of operations have not been presented because the effect was not material.

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

The Silom Acquisition has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date as follows (in millions):

Cash and cash equivalents	$3.0
Inventories, net	4.0
Property, plant and equipment, net	16.0
Product rights and other intangibles	64.0
Goodwill	20.0
Other assets and liabilities	(4.0)

Net assets acquired	$103.0

Unaudited Pro Forma Results of Operations

Pro forma results of operations have not been presented because the effect of the Silom Acquisition was not material.

Metronidazole 1.3% Vaginal Gel

On May 1, 2013, we entered into an agreement to acquire the worldwide rights to Valeant’s metronidazole 1.3% vaginal gel antibiotic development product, a topical antibiotic for the treatment of bacterial vaginosis, which is being accounted for as a business combination. Under the terms of the agreement, we acquired the product upon FDA approval on March 25, 2014 for acquisition accounting consideration of approximately $62.3 million, which included the fair value contingent consideration of $50.3 million and upfront and milestone payments of $12.0 million, of which $9.0 million was incurred in the nine months ended September 30, 2014. As a result of this transaction, the Company recognized intangible assets and goodwill of $61.8 million and $0.5 million, respectively, in the nine months ended September 30, 2014.

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

Recognition and Measurement of Assets Acquired and Liabilities Assumed at Fair Value

The Warner Chilcott Acquisition has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. During the nine months ended September 30, 2014, the Company received updated information regarding estimated rebates and returns recorded as of the acquisition date. While finalizing acquisition accounting, the Company recorded a measurement period adjustment relating to SRAs which impacted current liabilities, goodwill and deferred taxes by $56.6 million, $36.8 million and $19.8 million, respectively, in the nine months ended September 30, 2014.

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

Consideration

The total consideration for the Warner Chilcott Acquisition of $5,833.9 million is comprised of the equity value of shares that were outstanding and vested prior to October 1, 2013 ($5,761.3 million) and the portion of outstanding equity awards deemed to have been earned as of October 1, 2013 ($72.6 million). The portion deemed not to have been earned ($77.4 million) as of October 1, 2013 will be expensed over the remaining future vesting period, including $5.0 million and $45.4 million relating to Warner Chilcott restructuring charges recognized in the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively.

Inventories

The fair value of inventories acquired included a step-up in the value of inventories of $408.3 million. In the three and nine months ended September 30, 2014 and the year ended December 31, 2013, the Company recognized $13.8 million, $223.3 million and $173.5 million, respectively, as a component of cost of sales as the inventory acquired on October 1, 2013 was sold to the Company’s customers. Included in finished goods inventory as of September 30, 2014 was $11.5 million relating to the remaining fair value step-up associated with the Warner Chilcott Acquisition.

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

(in millions; except per share amounts)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Net revenues	$2,606.6	$7,688.9
Net income / (loss) attributable to ordinary shareholders	$120.6	$(686.1)
Earnings / (Loss) per share:
Basic	$0.70	$(3.99)
Diluted	$0.69	$(3.99)

Acquisition-Related Expenses

Included in general and administrative expenses for the three and nine months ended September 30, 2014 are integration and restructuring charges of $3.2 million and $22.8 million, respectively, including stock-based compensation of $5.0 million incurred in connection with the Warner Chilcott Acquisition during the nine months ended September 30, 2014.

Acquisition of Uteron Pharma, SA

On January 23, 2013, the Company completed the acquisition of Uteron Pharma, SA for approximately $142.0 million in cash, plus the assumption of debt and other liabilities of $7.7 million and up to $155.0 million in potential future milestone payments, of which $43.4 million was recognized on the date of acquisition (the “Uteron Acquisition”). The acquisition expanded the Company’s specialty brands’ pipeline of Women’s Health products including commercial opportunities in contraception and infertility, and one oral contraceptive project. Several additional products in earlier stages of development were also acquired in the Uteron Acquisition.

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

At June 30, 2014, after an identified triggering event, the acquired IPR&D intangible asset related to Estelle, a novel natural estrogen-based 28 day cycle oral contraceptive for the prevention of pregnancy, of $13.1 million was deemed to be fully impaired. Consequently, the $22.8 million contingent liability related to Estelle was written off, resulting in a net gain of $9.7 million. At June 30, 2014, after an identified triggering event, the acquired IPR&D intangible asset related to Colvir, a treatment of premalignant Human Papilloma Virus (HPV) lesions of the uterine, of $2.0 million was deemed to be fully impaired. Consequently the $1.5 million contingent liability was also written off, resulting in a net loss of $0.5 million.

Unaudited Pro Forma Results of Operations

Pro forma results of operations have not been presented because the effect of the Uteron Acquisition was not material.

Acquisition of Actavis Group

On October 31, 2012, we completed the Actavis Group Acquisition. Actavis Group was a privately held generic pharmaceutical company specializing in the development, manufacture and sale of generic pharmaceuticals. The Company funded the cash portion of the transaction through a combination of term loan borrowings and senior unsecured notes. For additional information, refer to “Note 11 — Long-Term Debt.”

Inventories

The fair value of inventories acquired included a step-up in the value of inventories of approximately $137.3 million. In the nine months ended September 30, 2013, the Company recognized the remaining $93.5 million as a component of cost of sales as the inventory acquired was sold to the Company’s customers.

Contingent Consideration

At December 31, 2012, the Company estimated the Actavis Group earn-out to be 3.85 million shares, or $329.2 million, which was recognized on the date of acquisition. On March 28, 2013, based on further evaluation, the decision was made to award the remaining 1.65 million contingent shares. Accordingly, during the nine months ended September 30, 2013, the Company recorded an expense of $150.3 million for contingent consideration as a result of the decision to award all remaining contingent shares.

Other Transactions

The following transactions are expected to, or have had, a material impact on the financial results of the Company as of and for the periods ended September 30, 2014 and 2013.

Lincolnton Manufacturing Facility

During the second quarter of 2014, the Company sold its Lincolnton manufacturing facility to G&W NC Laboratories, LLC (“G&W”) for $21.5 million. In addition, the Company and G&W entered into a supply agreement, whereby G&W will supply the Company product during a specified transition period. The Company allocated the fair value of the consideration to the business sold of $25.8 million and the supply agreement, which resulted in a prepaid asset to be amortized into cost of sales over the transition period of $4.3 million. As a result of the final sales terms, the Company recorded a gain on business sold of $0.9 million during the nine months ended September 30, 2014.

Corona Facility

During the second quarter of 2014, the Company held for sale assets in our Corona, California manufacturing facility. As a result, the Company recognized an impairment charge of $18.6 million in the nine months ended September 30, 2014, including a write-off of property, plant and equipment, net, due to the integration of Warner Chilcott of $5.8 million.

Valeant

During the second quarter of 2014, the Company and Valeant terminated our existing co-promotion agreements relating to Zovirax and Cordan ® Tape. Prior to this termination, we co-promoted Zovirax ® cream (acyclovir 5%) to obstetricians and gynecologists in the U.S. and Valeant co-promoted Actavis’ Cordran ® Tape (flurandrenolide) product in the U.S. Under terms of the agreement related to the co-promotion of Zovirax ® cream, we utilized our existing Actavis sales and marketing structure to promote the product and received a co-promotion fee from sales generated by prescriptions written by our defined targeted physician group. The fees we earned under the Zovirax cream co-promotion arrangement were recognized in other revenues in the period in which the revenues were earned. Under the terms of the Cordran ® Tape co-promotion agreement, Valeant utilized its existing Dermatology sales and marketing structure to promote the product, and received a co-promotion fee on sales. The fees we paid under the Cordran Tape arrangement were recognized in the period incurred as an operating expense.

Columbia Laboratories Inc.

During the nine months ended September 30, 2014, the Company sold its minority interest in Columbia Laboratories Inc. for $8.5 million. As a result, the Company recorded a gain on the sale of the investment of $4.3 million in the nine months ended September 30, 2014. Our former investment in Columbia Laboratories, Inc. was accounted for as an equity method investment.

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

Western European Assets Held for Sale

During the year ended December 31, 2013, the Company held for sale our then current commercial infrastructure in France, Italy, Spain, Portugal, Belgium, Germany and the Netherlands, including products, marketing authorizations and dossier license rights. The Company believes that the divestiture allowed the Company to focus on faster growth markets including Central and Eastern Europe, and other emerging markets which we believe will enhance our long-term strategic objectives. On January 17, 2014, we announced our intention to enter into an agreement with Aurobindo Pharma Limited (“Aurobindo”) to sell these businesses. On April 1, 2014, the Company completed the sale of the assets in Western Europe.

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

As a result of the transactions, the Company recognized income / (loss) on the net assets held for sale of $3.4 million and $(34.3) million in the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively. In addition, the Company recognized a loss on the disposal of the assets in the nine months ended September 30, 2014 of $20.9 million and deferred revenue of $10.1 million to be recognized over the course of the supply agreement.

Total Assets Held for Sale

The following represents the global net assets held for sale ($ in millions):

	September 30, 2014	December 31, 2013
Cash and cash equivalents	$—	$37.0
Accounts receivable, net	—	94.2
Inventories, net	—	122.9
Prepaid expenses and other current assets	124.7	59.6
Impairment on the assets held for sale	—	(42.7)

Total assets held for sale	$124.7	$271.0

Accounts payable and accrued expenses	$—	$246.6

Total liabilities held for sale	$—	$246.6

Net assets held for sale	$124.7	$24.4

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

Pursuant to the Sanofi Amendment, the parties amended the Collaboration Agreement with respect to Actonel® and Atelvia® in the U.S. and Puerto Rico (the “Exclusive Territory”) to provide that, in exchange for the payment of a lump sum of $125.0 million by WCCL to Sanofi in the year ended December 31, 2013, WCCL’s obligations with respect to the global reimbursement payment, which represented a percentage of Actavis’ net sales as defined, as it relates to the Exclusive Territory for the year ended December 31, 2014, shall be satisfied in full. The Sanofi Amendment did not and does not apply to or affect the parties’ respective rights and obligations under the Collaboration Agreement with respect to (i) the year ended December 31, 2013 or (ii) territories outside the Exclusive Territory. The $125.0 million was recorded as an intangible asset during the year ended December 31, 2013, which is being amortized over the course of the year ending December 31, 2014 using the economic benefit model.

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

Equity Award Plans

The Company has adopted several equity award plans which authorize the granting of options, restricted shares, restricted stock units and other forms of equity awards of the Company’s ordinary shares, subject to certain conditions.

The Compensation Committee of the Company’s Board of Directors (the “Board”) authorized and issued restricted stock and restricted stock units and non-qualified options to the Company’s employees, including its executive officers and certain non-employee directors (the “Participants”) under the Company’s equity compensation plans.

The company grants awards with the following features:

•	Time based vesting restricted stock awards

•	Performance based restricted stock awards measured to the EBITDA, as defined, of the Company or other performance based targets defined by the Company

•	Performance based restricted stock awards measured to the Total Stockholders Return, compared to pre-defined metrics

•	Non-qualified options to purchase outstanding shares

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

Fair Value Assumptions

All restricted stock and restricted stock units (whether time-based vesting or performance-based vesting), are granted and expensed, using the fair value per share on the applicable grant date, over the applicable vesting period. Non-qualified options to purchase ordinary shares are granted to employees at exercise prices per share equal to the closing market price per share on the date of grant. The fair value of non-qualified options is determined on the applicable grant dates using the Black-Scholes method of valuation and that amount is recognized as an expense over the vesting period. Using the Black-Scholes valuation model, the fair value of options is based on the following assumptions:

	2014	2014 Acquired	2013	2013 Acquired
	Grants	Awards	Grants	Awards
Dividend yield	0%	0%	0%	0%
Expected volatility	29.0%	28.0%	20.3%	25.5%
Risk-free interest rate	2.2%	0 - 2.1%	1.31	1.0 - 2.0%
Expected term (years)	7.5	up to 6.4	7.0	3.8 - 6.4

Share-Based Compensation Expense

Share-based compensation expense recognized in the Company’s results of operations for the three months ended September 30, 2014 and 2013 was $244.8 million, including $16.6 million of awards related to the Furiex Acquisition which were settled in cash on the date of Acquisition, and $49.5 million (including a de minimis amount of non-equity settled awards), respectively. Share-based compensation expense recognized in the Company’s results of operations for the nine months ended September 30, 2014 and 2013 was $276.0 million, including $16.6 million of awards related to the Furiex Acquisition which were settled in cash on the date of Acquisition, and $75.8 million (including a de minimis amount of non-equity settled awards), respectively. Included in the three and nine months ended September 30, 2014, was $206.7 million of stock-based compensation inclusive of a $194.1 million of a step-up relating to the acquisition accounting treatment of outstanding awards acquired in the Forest Acquisition. Included in the three and nine months ended September 30, 2013, was higher stock-based compensation and related employer payroll taxes resulting from acceleration of directors and named executive officers unvested equity-based awards immediately prior to, but in connection with, the Warner Chilcott Acquisition, as provided by the transaction agreement of $41.3 million.

Unrecognized future stock-based compensation expense was $535.2 million as of September 30, 2014, including $352.9 million resulting from the Forest Acquisition. This amount will be recognized as an expense over a remaining weighted average period of 2.1 years. Stock-based compensation is being amortized and charged to operations over the same period as the restrictions are eliminated for the participants, which is generally on a straight-line basis.

Share Activity

The following is a summary of equity award activity for unvested restricted stock and stock units in the period from December 31, 2013 through September 30, 2014:

			Average	Aggregate
		Weighted	Remaining	Grant
		Average Fair	Contractual Term	Date Fair
(in millions, except per share data)	Shares	Value	(Years)	Value

Restricted shares / units outstanding at December 31, 2013	1.9	$80.12	1.4	$152.2
Granted	0.8	$219.05		175.2
Vested	(1.2)	$(97.71)		(117.2)
Assumed as part of the Forest Acquisition - aggregate outstanding	1.1	$149.39 **		171.0
Forfeited	(0.1)	$(98.05)		(20.1)

Restricted shares / units outstanding at September 30, 2014	2.5	$144.44	1.7	361.1

**	Assumed as part of the Forest Acquisition for pro rata amount representing future compensation as of July 1, 2014.

The following is a summary of equity award activity for non-qualified options to purchase ordinary shares in the period from December 31, 2013 through September 30, 2014:

(in millions, except per share data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2013	0.4	$43.50
Granted	0.5	$223.68
Exercised	(0.6)	$(71.88)
Assumed as part of the Forest Acquisition - aggregate	6.1	$83.79 **
Cancelled	(0.2)	$(58.97)

Outstanding, September 30, 2014	6.2	$96.37	7.1	$882.7

Vested and expected to vest at September 30, 2014	6.0	$98.83	7.0	$860.6

**	Assumed as part of the Forest Acquisition for pro rata amount representing future compensation as of July 1, 2014.

In addition to the awards discussed above, the Company also grants deminimis awards to be settled in cash, due to local statutory requirements.

NOTE 6 — Reportable Segments

In the third quarter of 2014, in connection with the Forest Acquisition, the Board of Directors realigned the Company’s global strategic business structure. Prior to the realignment, the Company operated and managed its business as two distinct operating segments: Actavis Pharma and Anda Distribution.

Under the new organizational structure being reported, the Company organized its business into three operating segments: North American Brands, North American Generics and International and Anda Distribution. The North American Brands segment includes patent-protected and off-patent products that the Company sells and markets as brand pharmaceutical products within North America. The North American Generics and International segment includes certain trademarked off-patent products that the Company sells and markets as off-patent pharmaceutical products that are therapeutically equivalent to proprietary products within North America. Also included in this segment are international revenues which include patent-protected and off-patent products that the Company sells and markets as brand pharmaceutical products, certain trademarked off-patent products that the Company sells and markets as off-patent pharmaceutical products that are therapeutically equivalent to proprietary products, over the counter products and revenues from our third party Medis business. The Anda Distribution segment distributes generic and brand pharmaceutical products manufactured by third parties, as well as by the Company, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. The Anda Distribution segment operating results exclude sales of products developed, acquired, or licensed by the North American Brands and North American Generics and International segments.

The Company evaluates segment performance based on segment contribution. Segment contribution for North American Brands, North American Generics and International, and Anda Distribution represents segment net revenues less cost of sales (excluding amortization and impairment of acquired intangibles including product rights), selling and marketing expenses and general and administrative expenses. The Company does not evaluate total assets, capital expenditures, R&D expenses, amortization, goodwill impairments, in-process research and development impairments and asset sales, impairments and contingent consideration adjustment, net by segment as not all such information has been accounted for at the segment level, or such information has not been used by all segments.

Segment net revenues, segment operating expenses and segment contribution information for the Company’s North American Brands, North American Generics and International and Anda Distribution segments consisted of the following for the three months ended September 30, 2014 and 2013 ($ in millions):

	Three months Ended September 30,
	2014				2013
	North America Brands	North America Generics and International	Anda Distribution	Total	North America Brands	North America Generics and International	Anda Distribution	Total

Product sales	$1,608.3	$1,613.2	$423.2	$3,644.7	$136.9	$1,528.0	$307.1	$1,972.0
Other revenue	11.0	27.4	—	38.4	16.1	24.9	—	41.0

Net revenues	1,619.3	1,640.6	423.2	3,683.1	153.0	1,552.9	307.1	2,013.0

Operating expenses:
Cost of sales(1)	706.3	811.9	364.8	1,883.0	41.4	774.6	267.2	1,083.2
Selling and marketing	503.3	175.1	28.8	707.2	46.1	153.8	23.7	223.6
General and administrative	377.0	181.2	9.1	567.3	32.8	190.7	8.6	232.1

Contribution	$32.7	$472.4	$20.5	$525.6	$32.7	$433.8	$7.6	$474.1

Contribution margin	2.0%	28.8%	4.8%	14.3%	21.4%	27.9%	2.5%	23.6%
Research and Development				391.8				163.7
Amortization				873.6				146.3
Goodwill impairments				—				—
In-process research and development impairments				305.0				—
Asset sales, impairments and contingent consideration adjustment, net				7.3				13.6

Operating (loss) / income				$(1,052.1)				$150.5

Operating margin				(28.6)%				7.5%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

Segment net revenues, segment operating expenses and segment contribution information for the Company’s North American Brands, North American Generics and International and Anda Distribution segments consisted of the following for the nine months ended September 30, 2014 and 2013 ($ in millions):

	Nine Months Ended September 30,
	2014				2013
	North America Brands	North America Generics and International	Anda Distribution	Total	North America Brands	North America Generics and International	Anda Distribution	Total
Product sales	$2,754.6	$4,872.6	$1,240.4	$8,867.6	$379.0	$4,578.6	$813.9	$5,771.5
Other revenue	45.9	91.9	—	137.8	48.4	78.4	—	126.8

Net revenues	2,800.5	4,964.5	1,240.4	9,005.4	427.4	4,657.0	813.9	5,898.3

Operating expenses:
Cost of sales(1)	1,055.6	2,346.4	1070.5	4,472.5	105.6	2,414.0	700.5	3,220.1
Selling and marketing	694.9	503.9	83.0	1,281.8	136.6	483.5	66.3	686.4
General and administrative	529.8	557.7	25.7	1,113.2	78.9	540.9	23.9	643.7

Contribution	$520.2	$1,556.5	$61.2	$2,137.9	$106.3	$1,218.6	$23.2	$1,348.1

Contribution margin	18.6%	31.4%	4.9%	23.7%	24.9%	26.2%	2.9%	22.9%
Research and Development				721.3				432.1
Amortization				1,720.7				454.3
Goodwill impairments				—				647.5
In-process research and development impairments				321.3				4.4
Asset sales, impairments and contingent consideration adjustment, net				12.7				165.0

Operating (loss) / income				$(638.1)				$(355.2)

Operating margin				(7.1)%				(6.0)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

The following table presents net revenues for the reporting units in the North American Brands segment for the three and nine months ended September 30, 2014 and 2013 (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
North American Brands
CNS
Namenda franchise	$427.6	$—	$427.6	$—
Viibyrd® / Fetzima®	66.4	—	66.4	—
Saphris ®	36.8	—	36.8	—
Other CNS	23.8	—	23.8	—

Total CNS	554.6	—	554.6	—
Gastroenterology
Delzicol®/Asacol® HD	141.2	—	418.4	—
Linzess®/Costella ™	80.0	—	80.0	—
Carafate ® / Sulcrate ®	42.3	—	42.3	—
Canasa ® / Salofalk ®	34.8	—	34.8	—
Zenpep ®, Ultrase ® & Viokace ®	34.1	—	34.1	—
Other Gastroenterology	8.5	—	8.5	—

Total Gastroenterology	340.9	—	618.1	—
Women’s Health
Lo Loestrin® Fe	71.6	—	202.0	—
Estrace® Cream	66.7	—	177.9	—
Minastrin® 24 Fe	54.0	—	158.4	—
Other Women’s Health	49.2	26.9	146.5	68.2

Total Women’s Health	241.5	26.9	684.8	68.2
Cardiovascular, Respiratory & Acute Care
Bystolic®	138.6	—	138.6	—
Daliresp ®	30.0	—	30.0	—
Tudorza ®	28.4	—	28.4	—

Total Cardiovascular, Respiratory & Acute Care	197.0	—	197.0	—
Urology	73.5	60.1	213.3	172.6
Infectious Disease	20.2	—	20.2	—
Dermatology/Established Brands	191.6	66.0	512.5	186.6

Total North American Brands	$1,619.3	$153.0	$2,800.5	$427.4

North American Brand revenues are classified based on the current mix of promoted products within the respective categories. Movement of products between categories may occur from time to time based on changes in promotional activities.

Net revenues in our North American Generics and International segment consisted of the following for the three and nine months ended September 30, 2014 and 2013 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

North American Generics	$979.9	$976.1	$3,035.5	$2,882.6
International	660.7	576.8	1,929.0	1,774.4

Net revenues	$1,640.6	$1,552.9	$4,964.5	$4,657.0

NOTE 7 — Inventories

Inventories consist of finished goods held for sale and distribution, raw materials and work-in-process. Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). The Company writes down inventories to net realizable value based on forecasted demand, market conditions or other factors, which may differ from actual results.

Inventories consisted of the following (in millions):

	September 30, 2014	December 31, 2013
Raw materials	$670.0	$522.0
Work-in process	473.5	168.9
Finished goods	1,660.3	1,250.3

	2,803.8	1,941.2
Less: inventory reserves	176.5	154.9

Inventories, net	$2,627.3	$1,786.3

Included in finished goods and WIP inventory as of September 30, 2014 was $356.6 and $200.2, respectively, million relating to the fair value step-up associated with the Forest Acquisition. Included in finished goods inventory as of September 30, 2014 and December 31, 2013 was $11.5 million and $235.1 million, respectively, relating to the fair value step-up associated with the Warner Chilcott Acquisition.

NOTE 8 — Investments in Marketable Securities and Other Investments

Investments in marketable securities and other investments consisted of the following (in millions):

	September 30, 2014	December 31, 2013
Marketable securities:
U.S. Treasury and agency securities — maturing within one year	$1.0	$2.5

Total marketable securities	$1.0	$2.5

Investments and other assets:
Equity method investments	$59.3	$12.3
Cost method and other long-term investments	0.9	1.0
Taxes receivable	57.7	57.7
Deferred loan costs	60.4	44.0
Other assets	55.0	22.5

Total investments and other assets	$233.3	$137.5

NOTE 9 — Accounts payable and accrued expenses

Trade accounts payable was $717.3 million and $493.3 million as of September 30, 2014 and December 31, 2013, respectively.

Accrued expenses consisted of the following (in millions):

	September 30, 2014	December 31, 2013
Accrued expenses:
Accrued third-party rebates	$1,145.5	$615.8
Accrued payroll and related benefits	379.7	240.2
Litigation-related reserves and legal fees	273.0	265.7
Accrued R&D expenditures	190.9	46.6
Accrued pharmaceutical fees	186.0	16.2
Accrued severance, retention and other shutdown costs	157.1	89.3
Interest payable	135.2	68.9
Accrued indirect returns	126.6	103.2
Current portion of contingent consideration obligations	105.3	33.8
Royalties and sales agent payables	96.9	119.1
Accrued co-promotion liabilities	53.0	14.8
Accrued professional fees	31.1	22.6
Accrued other taxes	27.7	43.7
Manufacturing related	26.7	8.2
Accrued selling and marketing expenditures	8.2	38.1
Other accrued expenses	277.3	123.7

Total accrued expenses	$3,220.2	$1,849.9

On July 28, 2014, the IRS issued a revised final rules and regulations for the Branded Prescription Drug Fee, an annual fee payable to the federal government based on an allocation of the Company’s market share for branded prescription and authorized generic drugs sold to certain government programs compared to that of the industry. The final rules accelerated the expense recognition criteria for the fee obligation from the year in which the fee is paid, to the year in which the market share used to allocate the fee is determined. This change required Actavis (and other industry participants) to recognize an additional year of expense in the third quarter of 2014 of $115.8 million, which is reflected in accrued liabilities and selling and marketing expense.

NOTE 10 — Goodwill, Product Rights and Other Intangible Assets

Goodwill for the Company’s reporting segments consisted of the following (in millions):

	North American Brands	North American Generics and International	Anda Distribution	Total
Balance at December 31, 2013	$4,371.9	$3,739.4	$86.3	$8,197.6
Additions through acquisitions	17,006.9	52.7	—	17,059.6
Measurement period adjustments and other	(36.8)	—	—	(36.8)
Disposals	—	(2.2)	—	(2.2)
Foreign exchange and other adjustments	3.2	(44.7)	—	(41.5)

Balance at September 30, 2014	$21,345.2	$3,745.2	$86.3	$25,176.7

During the nine months ended September 30, 2014, there was an increase in goodwill of $16,706.1 million resulting from the Forest Acquisition. Also impacting the nine months ended September 30, 2014 was the addition to goodwill relating to the Furiex Acquisition of $301.0, the Tretin-X acquisition of $32.0 million and the Silom Acquisition of $20.0 million, offset, in part, by the reduction of goodwill relating to the adjustments to SRA reserves and the applicable deferred taxes in connection with the Warner Chilcott Acquisition of $36.8 million and the Lincolnton divestiture of $2.2 million.

Product rights and other intangible assets consisted of the following (in millions):

Cost basis	Balance as of December 31, 2013	Acquisitions	Impairments	Disposals/ Other	Foreign Currency Translation	Balance as of September 30, 2014
Intangibles with definite lives:

Product rights and other related intangibles	$8,512.6	$11,922.0	$—	$(386.2)	$(199.9)	$19,848.5

Customer relationships	157.2	60.0	—	—	(0.8)	216.4

Total definite-lived intangible assets	$8,669.8	$11,982.0	$—	$(386.2)	$(200.7)	$20,064.9

Intangibles with indefinite lives:
IPR&D	$2,334.6	$2,402.3	$(321.3)	$(29.3)	$(37.9)	$4,348.4
Trade Name	76.2	—	—		—	76.2

Total indefinite-lived intangible assets	$2,410.8	$2,402.3	$(321.3)	$(29.3)	$(37.9)	$4,424.6

Total product rights and related intangibles	$11,080.6	$14,384.3	$(321.3)	$(415.5)	$(238.6)	$24,489.5

Accumulated Amortization	Balance as of December 31, 2013	Amortization	Impairments	Disposals/ Other	CTA	Balance as of September 30, 2014
Intangibles with definite lives:

Product rights and other related intangibles	$(2,807.2)	$(1,715.2)	$(2.5)	$(12.1)	$49.1	$(4,487.9)

Customer relationships	(38.9)	(5.5)	—	—	0.1	(44.3)

Total definite-lived intangible assets	$(2,846.1)	$(1,720.7)	$(2.5)	$(12.1)	$49.2	$(4,532.2)

Total product rights and related intangibles	$(2,846.1)	$(1,720.7)	$(2.5)	$(12.1)	$49.2	$(4,532.2)

Net Product Rights and Other Intangibles	$8,234.5					$19,957.3

The following items had a significant impact on net product rights and other intangibles in the nine months ended September 30, 2014:

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

• On May 20, 2014, the Company acquired IPR&D of $24.9 million in connection with the May 2014 Acquisition.

•       On July 1, 2014, the Company acquired intangible assets in connection with the Forest Acquisition of $12,768.5 million, including $11,405.5 million related to product rights and other intangibles and $1,363.0 million of acquired IPR&D. On July 1, 2014, the Company divested certain products resulting in a reduction of intangible assets of approximately $13.5 million.

•       On July 2, 2014, the Company acquired intangible assets in connection with the Furiex Acquisition of $1,411.6 million, including $408.6 million related to product rights and other intangibles and $1,003.0 million of acquired IPR&D. On July 2, 2014, the Company sold the product rights and other intangibles related to the royalty rights for Alogliptin and Priligy of $408.6 million to Royalty Pharm, Inc.

• On July 8, 2014, the Company acquired Tretin-X and recorded an intangible asset of $37.7 million.

• During the nine months ended September 30, 2014, the acquired IPR&D relating to the Estelle and Colvir projects acquired in the Uteron Acquisition of $15.1 million was deemed to be fully impaired.

•       In connection with the Forest Acquisition, the Company reviewed all ongoing R&D projects of both legacy Forest and Actavis. As a result of that review, the Company aligned future R&D expenditures with revised strategic priorities. As a result of this review, the Company abandoned certain ongoing R&D projects resulting in an impairment charge of $165.0 million in the three and nine months ended September 30, 2014.

•       During the third quarter of 2014, the FDA’s Cardiovascular and Renal Drugs Advisory Committee has voted to recommend against approval of Actavis’ NDA for the fixed-dose combination of nebivolol and valsartan for the treatment of hypertension. As a result of the announcement, the Company recorded an impairment charge of $140.0 million for its asset in the three and nine months ended September 30, 2014.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights and other related intangibles as of September 30, 2014 over the remainder of 2014 and each of the next five years is estimated to be as follows (in millions):

Amount
2014 (remaining)	$873.5
2015	$3,070.2
2016	$2,432.4
2017	$2,125.5
2018	$1,569.2
2019	$1,382.6

The above amortization expense is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, finalization of preliminary fair value estimates, potential impairments, accelerated amortization or other events.

NOTE 11 — Long-Term Debt

Debt consisted of the following (in millions):

	September 30,	December 31,
	2014	2013
WC Term Loan Agreement	$1,410.9	$1,832.8
Amended and Restated ACT Term Loan	2,911.7	1,310.0
Revolving Credit Facility	—	265.0
Senior Notes:
$500.0 million 1.300% notes due June 15, 2017	500.0	—
$1,200.0 million 1.875% notes due October 1, 2017	1,200.0	1,200.0
$1,250.0 million 7.75% notes due September 15, 2018	—	1,250.0
$1,050.0 million 4.375% notes due February 1, 2019	1,050.0	—
$500.0 million 2.450% notes due June 15, 2019	500.0	—
$400.0 million 6.125% notes due August 14, 2019	400.0	400.0
$750.0 million 4.875% notes due February 15, 2021	750.0	—
$1,200.0 million 5.000% notes due December 15, 2021	1,200.0	—
$1,700.0 million 3.250% notes due October 1, 2022	1,700.0	1,700.0
$1,200.0 million 3.850% notes due June 15, 2024	1,200.0	—
$1,000.0 million 4.625% notes due October 1, 2042	1,000.0	1,000.0
$1,500.0 million 4.850% notes due June 15, 2044	1,500.0	—
Plus: Unamortized premium	249.2	103.9
Less: Unamortized discount	(53.2)	(31.9)

Senior Notes, net	11,196.0	5,622.0

Capital leases	18.5	22.2

Total debt and capital leases	15,537.1	9,052.0

Less: Current portion	443.3	534.6

Total long-term debt and capital leases	$15,093.8	$8,517.4

Credit Facility Indebtedness

2013 Term Loan

Amended and Restated Actavis, Inc. Credit and Guaranty Agreements

Amended and Restated ACT Term Loan

On the Closing Date and pursuant to the Term Loan Amendment Agreement (the “Term Amendment Agreement”), by and among Actavis, Inc., a wholly owned subsidiary of the Company, Bank of America (“BofA”), as administrative agent thereunder, and the lenders party thereto, dated as of August 1, 2013, the Company, as parent guarantor, Actavis WC Holding S.à r.l. (the “ACT Borrower”), as borrower, Actavis, Inc., as a subsidiary guarantor, and BofA, as administrative agent, entered into the Amended and Restated Actavis Term Loan Credit and Guaranty Agreement (the “Existing ACT Term Loan Agreement”), dated as of October 1, 2013. The Existing ACT Term Loan Agreement amended and restated Actavis, Inc.’s $1,800.0 million senior unsecured term loan credit facility, dated as of June 22, 2012. At closing, an aggregate principal amount of $1,572.5 million was outstanding under the Existing ACT Term Loan Agreement (the “2017 term-loan”). The 2017 term-loan matures on October 31, 2017. The outstanding principal amount is payable in equal quarterly installments of 2.50% per quarter, with the remaining balance payable on the maturity date.

On March 31, 2014, Actavis plc, Actavis Capital, Actavis, Inc., BofA, as Administrative Agent, and a syndicate of banks participating as lenders entered into an amendment agreement (the “ACT Term Loan Amendment”) to amend and restate Actavis Capital’s Existing ACT Term Loan Agreement. On July 1, 2014, in connection with the Forest Acquisition and under the ACT Term Loan Amendment, the Company borrowed $2.0 billion of term loan indebtedness under tranche A-2, which is due July 1, 2019 (the “2019 term-loan”). The outstanding principal amount is payable in equal quarterly installments of 2.50% per quarter, with the remaining balance payable on the maturity date.

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

The Company is subject to, and at September 30, 2014 was in compliance with, all financial and operational covenants under the terms of the ACT Term Loan Agreement. The outstanding balance of the 2017 term-loan and the 2019 term-loan at September 30, 2014 was $961.7 million and $1,950.0 million, respectively. The book value of the outstanding indebtedness approximates fair value as the debt is at variable interest rates and re-prices frequently.

Revolving Credit Facility

On the Closing Date and pursuant to the Revolver Loan Amendment Agreement (the “Revolver Amendment Agreement” and, together with the Term Amendment Agreement, the “Amendment Agreements”), by and among Actavis, Inc., as subsidiary guarantor, BofA, as administrative agent thereunder, and the lenders party thereto, dated as of August 1, 2013, the Company, as parent guarantor, the ACT Borrower, as borrower, Actavis, Inc., as a subsidiary guarantor, and BofA, as administrative agent, entered into that certain Amended and Restated Actavis Revolving Credit and Guaranty Agreement (the “Existing ACT Revolving Credit Agreement” and, together with the Existing ACT Term Loan Agreement, the “Amended and Restated Credit Agreements”), dated as of October 1, 2013. The ACT Revolving Credit Agreement amended and restated Actavis, Inc.’s $750.0 million senior unsecured revolving credit facility dated as of September 16, 2011, as amended by that certain Amendment No. 1 to the credit agreement and joinder agreement, dated as of May 21, 2012. At closing, $9.4 million of letters of credit were outstanding under the ACT Revolving Credit Agreement.

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

The Company is subject to, and as of September 30, 2014 was in compliance with, all financial and operational covenants under the terms of the Revolving Credit Facility. At September 30, 2014, no amounts were outstanding and letters of credit outstanding were $17.3 million. The net availability under the Revolving Credit Facility was $732.7 million.

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

The Company is subject to, and, at September 30, 2014, was in compliance with, all financial and operational covenants under the terms of the WC Term Loan Agreement. As of September 30, 2014, the outstanding indebtedness under the Three Year Tranche and the Five Year Tranche was $573.0 million and $837.9 million, respectively. The book value of the outstanding indebtedness approximates fair value as the debt is at variable interest rates and re-prices frequently.

Senior Notes Indebtedness

Acquired Forest Notes

On July 1, 2014 in connection with the Forest Acquisition, the Company acquired the indebtedness of Forest comprised of the $1,050.0 million 4.375% senior notes due 2019, the $750.0 million 4.875% senior notes due 2021 and the $1,200.0 million 5.000% senior notes due 2021 (together the “Acquired Forest Notes”). Interest payments are due on the $1,050.0 million senior notes semi-annually in arrears on February 1 and August 1 beginning August 1, 2014. Interest payments are due on the $750.0 million senior notes due 2021 semi-annually in arrears on February 15 and August 15 beginning August 15, 2014. Interest payments are due on the $1,200.0 million senior note due 2021 semi-annually in arrears on June 15 and December 15, beginning December 15, 2014. As a result of acquisition accounting, the notes were fair valued with a premium of $260.3 million as of July 1, 2014, which will be amortized as contra-interest over the life of the notes. The fair value of the Company’s outstanding Acquired Forest Notes ($3,000.0 million face value), as determined in accordance with ASC Topic 820 “Fair Value Measurement” (“ASC 820”) under Level 2 based upon quoted prices for similar items in active markets, was $3,188.2 million as of September 30, 2014.

2014 Notes Issuance

On June 10, 2014, Actavis Funding SCS, a limited partnership (societe en commandite simple), organized under the laws of the Grand Duchy of Luxembourg, an indirect subsidiary of Actavis plc, issued $500.0 million 1.300% notes due 2017, $500.0 million 2.450% notes due 2019, $1,200.0 million 3.850% notes due 2024 and $1,500.0 million 4.850% notes due 2044 (collectively the “2014 New Notes”). Interest payments are due on the 2014 New Notes on June 15 and December 15 semi-annually, beginning on December 15, 2014. The guarantors of the debt are Warner Chilcott Limited, Actavis Capital Sarl, and Actavis, Inc. Actavis plc will not guarantee the 2014 New Notes. The fair value of the Company’s outstanding 2014 New Notes ($3,700.0 million face value), as determined in ASC 820 under Level 2 based upon quoted prices for similar items in active markets, was $3,554.4 million as of September 30, 2014.

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

WC Supplemental Indenture

On October 1, 2013, the Company, WCCL, Warner Chilcott Finance LLC (the “Co-Issuer” and together with WC Company, the “Issuers”) and Wells Fargo Bank, National Association, as trustee (the “WC Trustee”), entered into a third supplemental indenture (the “Supplemental Indenture”) to the indenture, dated as of August 20, 2010 (the “WC Indenture”), among the Issuers, the guarantors party thereto and the WC Trustee, with respect to the Issuers’ 7.75% senior notes due 2018 (the “WC Notes”). Pursuant to the Supplemental Indenture, the Company had provided a full and unconditional guarantee of the Issuers’ obligations under the WC Notes and the WC Indenture.

On July 21, 2014, the Company redeemed the WC Notes for $1,311.8 million, which includes a make-whole premium of $61.8 million and the principal amount of the WC Notes of $1,250.0 million. As a result of the transaction, the Company recognized a gain in July of 2014 of $29.9 million, which includes the write-off of the then outstanding unamortized premium.

2012 Notes Issuance

On October 2, 2012, Actavis, Inc. issued the 2017 Notes, the 2022 Notes, and the 2042 Notes (collectively the “2012 Senior Notes”). Interest payments are due on the 2012 Senior Notes semi-annually in arrears on April 1 and October 1 beginning April 1, 2013. Net proceeds from the offering of the 2012 Senior Notes were used for the Actavis Group Acquisition. The fair value of the Company’s outstanding 2012 Senior Notes ($3,900.0 million face value), as determined in accordance with ASC 820 under Level 2 based upon quoted prices for similar items in active markets, was $3,733.9 million and $3,683.2 million as of September 30, 2014 and December 31, 2013, respectively.

2009 Notes Issuance

On August 24, 2009, Actavis, Inc. issued the 2014 Notes and the 2019 Notes (collectively the “2009 Senior Notes”). Interest payments are due on the 2009 Senior Notes semi-annually in arrears on February 15 and August 15, respectively, beginning February 15, 2010. Net proceeds from the offering of 2009 Senior Notes were used to repay certain debt with the remaining net proceeds being used to fund a portion of the cash consideration for the Arrow Group Acquisition. The 2014 Notes, which had an outstanding principal balance of $450.0 million and which were fully and unconditionally guaranteed by us, were redeemed on November 5, 2013 at a redemption price equal to $465.6 million, which resulted in a cash expense of $15.6 million in the fourth quarter of 2013. The fair value of the Company’s outstanding 2009 Senior Notes ($400.0 million face value), as determined in accordance with ASC 820 under Level 2 based upon quoted prices for similar items in active markets, was $453.6 million and $460.9 million as of September 30, 2014 and December 31, 2013, respectively.

Annual Debt Maturities

As of September 30, 2014, annual debt maturities were as follows (in millions):

Total Payments
2014 (remaining)	$101.7
2015	406.8
2016	979.8
2017	2,699.1
2018	735.2
2019 and after	10,400.0

15,322.6

Capital Leases	18.5
Unamortized Premium	249.2
Unamortized Discount	(53.2)

Total Indebtedness and Capital Leases	$15,537.1

Amounts represent total anticipated cash payments as of September 30, 2014 assuming scheduled repayments under the WC Term Loan Agreement, the ACT Term Loan Agreement and maturities of the Company’s existing notes.

NOTE 12 — Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in millions):

	September 30,	December 31,
	2014	2013
Acquisition related contingent consideration liabilities	$310.8	$180.9
Long-term pension liability	62.0	48.5
Long-term severance liabilities	4.3	27.4
Litigation-related reserves	6.3	24.3
Other long-term liabilities	64.5	45.1

Total other long-term liabilities	$447.9	$326.2

NOTE 13 — Income Taxes

Actavis plc’s effective tax rate for the nine months ended September 30, 2014 was 2.2% compared to (22.6)% for the nine months ended September 30, 2013. Warner Chilcott Limited’s effective tax rate for the nine months ended September 30, 2014 was 2.4% compared to (22.6)% for the nine months ended September 30, 2013. The effective tax rates for the nine months ended September 30, 2014 were impacted by a one-time non-deductible pre-tax expense for the 2015 Branded Prescription Drug Fee of $115.8 million and certain IPR&D impairments of $305.0 million in low tax jurisdictions, losses in certain jurisdictions for which no tax benefit is provided, and the amortization of intangibles and the step-up in inventory tax benefited at a lower rate than the Irish statutory rate and a one time restructuring tax charge of $10.3 million. Additionally, the tax provision included a benefit of $9.7 million related to certain changes in the Company’s uncertain tax positions. The effective tax rate for the nine months ended September 30, 2013 was impacted by certain one-time non-deductible pre-tax expenses including a goodwill impairment charge of $647.5 million and a charge for consideration due to the former Actavis stakeholders of $150.3 million. This was partially offset by non-taxable pre-tax income of $15.0 million related to the Arrow Acquisition.

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

With the exception of the newly acquired Forest group, the Company is generally no longer subject to U.S. federal, state, or non-U.S. income tax examinations for years before 2008. For the Company’s 2008-2009 tax years, the Internal Revenue Service (“IRS”) has agreed on all issues except the timing of the deductibility of certain litigation costs. The IRS began the examination of the Company’s 2010-2011 tax years in the second quarter of 2013. Additionally, the IRS is examining the 2009-2011 tax returns for Actavis’ pre-acquisition U.S. business.

During the first quarter of 2014, the Company settled Warner Chilcott’s U.S. federal tax audit for the 2008-2009 tax years with the IRS. Further, the IRS stated that it will commence an audit of the 2010-2012 tax years for the Warner Chilcott U.S. group in October of 2014. The Forest U.S. group is currently under audit for the fiscal years ended March 31, 2007 through March 31, 2009. This audit cycle commenced shortly before the Company’s acquisition. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company has accrued for amounts it believes are the likely outcomes at this time.

As part of acquisition accounting, the liability for income taxes associated with uncertain tax positions increased by $596.4 million due to the acquisition of the Forest group. The amount of $548.1 million, if recognized, would favorably affect the Company’s effective tax rate.

NOTE 14 — Shareholders’ Equity

A summary of the changes in shareholders’ equity for the nine months ended September 30, 2014 consisted of the following (in millions):

Actavis plc
Shareholders’ equity as of December 31, 2013	$9,532.1
Ordinary shares issued under employee plans	43.3
Additional paid-in-capital issued on July 1, 2014 for the Forest Acquisition	20,590.5
Increase in additional paid-in-capital for share-based compensation plans	259.9
Net (loss) attributable to ordinary shareholders	(897.6)
Other comprehensive (loss)	(310.8)
Excess tax benefit from employee stock plans	22.7
Repurchase of ordinary shares	(99.7)

Shareholders’ equity as of September 30, 2014	$29,140.4

Warner Chilcott Limited
Shareholders’ equity as of December 31, 2013	$9,598.5
Contribution from Parent	21,405.8
Dividend to Parent	(815.6)
Net (loss)	(886.4)
Other comprehensive (loss)	(310.8)

Shareholders’ equity as of September 30, 2014	$28,991.5

During the nine months ended September 30, 2014, the Company approved the cancellation of its then outstanding treasury shares. The Company has approved the cancellation of future shares repurchased and currently does not intend to hold shares repurchased by the Company in treasury shares. The financial statement impact resulting from this transaction was a reclassification from treasury stock to additional paid-in-capital.

Accumulated Other Comprehensive (Loss) / Income

For most of the Company’s international operations, the local currency has been determined to be the functional currency. The results of its non-U.S. dollar based operations are translated to U.S. dollars at the average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing rate of exchange at the date of the equity transaction. Translation adjustments are reflected in shareholders’ equity and are included as a component of other comprehensive (loss) / income. The effects of converting non-functional currency assets and liabilities into the functional currency are recorded as general and administrative expenses in the consolidated statements of operations.

The movements in accumulated other comprehensive (loss) / income for the three and nine months ended September 30, 2014 was as follows (in millions):

	Foreign Currency Translation Items	Unrealized Gains/(Losses), Net of Taxes	Total Accumulated Other Comprehensive Income/(Loss)

Balance as of December 31, 2013	$85.1	$5.4	$90.5
Other comprehensive (loss)/income before reclassifications into general and administrative expense	(0.9)	0.7	(0.2)
Amounts reclassified from accumulated other comprehensive income into general and administrative expense	—	—	—

Total other comprehensive (loss)/income	(0.9)	0.7	(0.2)

Balance as of June 30, 2014	$84.2	$6.1	$90.3

Other comprehensive (loss) before reclassifications into general and administrative expense	$(308.3)	$(2.3)	$(310.6)
Amounts reclassified from accumulated other comprehensive income into general and administrative expense	—	—	—

Total other comprehensive (loss)	(308.3)	(2.3)	(310.6)

Balance as of September 30, 2014	$(224.1)	$3.8	$(220.3)

Movements in accumulated other comprehensive (loss) / income during the three and nine months ended September 30, 2014 were the same for both Actavis plc and Warner Chilcott Limited.

The movements in accumulated other comprehensive (loss) / income for the three and nine months ended September 30, 2013 was as follows (in millions):

	Foreign Currency Translation Items	Unrealized Gains / (Losses), Net of Tax	Total Accumulated Other Comprehensive Income / (Loss)
Balance as of December 31, 2012	$36.7	$0.1	$36.8
Other comprehensive (loss) before reclassifications into general and administrative expense	(121.1)	—	(121.1)
Amounts reclassified from accumulated other comprehensive (loss) into general and administrative expense	—	—	—

Total other comprehensive (loss)	(121.1)	—	(121.1)

Balance as of June 30, 2013	$(84.4)	$0.1	$(84.3)

Other comprehensive income before reclassifications into general and administrative expense	127.8	—	127.8
Amounts reclassified from accumulated other comprehensive income into general and administrative expense	—	—	—

Total other comprehensive income	127.8	—	127.8

Balance as of September 30, 2013	$43.4	$0.1	$43.5

NOTE 15 — Derivative Instruments and Hedging Activities

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

Foreign Currency Forward Contracts

As a result of the acquisition of the Actavis Group on October 31, 2012, the Company’s exposure to foreign exchange fluctuations increased. The Company has entered into foreign currency forward contracts to mitigate volatility in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward contracts outstanding at September 30, 2014 have settlement dates within 12 months. The effect of the derivative contracts was a gain of $2.2 million and $0.8 million for the three and nine months ended September 30, 2014, respectively. The effect of the derivative contracts was a loss of $0.5 million and a gain of $0.2 million for the three and nine months ended September 30, 2013, respectively. The forward contracts are classified in the consolidated balance sheet in prepaid expenses and other assets or accounts payable and accrued expenses, as applicable.

The foreign currency forward contracts to buy Euros and sell Russian Rubles at September 30, 2014 were as follows (in millions):

	Notional Amount
Foreign Currency	Buy	Sell
Russian Ruble	€—	€39.5

	€—	€39.5

NOTE 16 — Fair Value Measurement

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

Assets and liabilities measured at fair value or disclosed at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 consisted of the following (in millions):

	Fair Value Measurements at September 30, 2014 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$1.0	$1.0	$—	$—
Foreign exchange forward contracts	0.8	—	0.8	—

Total assets	1.8	1.0	0.8	—

Liabilities:
Contingent obligations	416.1	—	—	416.1

Total liabilities	$416.1	$—	$—	$416.1

	Fair Value Measurements at December 31, 2013 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$2.5	$2.5	$—	$—
Foreign exchange forward contracts	0.3	—	0.3	—

Total assets	2.8	2.5	0.3	—

Liabilities:
Contingent obligations	214.7	6.9	—	207.8

Total liabilities	$214.7	$6.9	$—	$207.8

Marketable securities and investments consist of available-for-sale investments in U.S. treasury and agency securities and publicly traded equity securities for which market prices are readily available. Unrealized gains or losses on marketable securities and investments are recorded in accumulated other comprehensive (loss) / income.

The fair value measurement of the contingent obligations is determined using Level 3 inputs and is based on a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on our own assumptions. Changes in the fair value of the contingent obligations are recorded in our consolidated statement of operations. For the three months ended September 30, 2014, charges of $0.9 million and $2.8 million have been included in cost of sales and R&D, respectively. For the nine months ended September 30, 2014, charges / (income) of $8.4 million and ($32.6) million have been included in cost of sales and R&D, respectively. For the three months ended September 30, 2013, charges of $6.2 million and $4.8 million have been included in cost of sales and R&D, respectively. For the nine months ended September 30, 2013, charges of $6.9 million and $5.5 million have been included in cost of sales and R&D, respectively.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2014 and 2013 (in millions):

	December 31, 2013	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments	Foreign currency translation	September 30, 2014
Liabilities:
Contingent obligations	$207.8	$—	$234.9	$(24.2)	$(2.4)	$416.1

	Balance at December 31, 2012	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments	Foreign currency translation	Balance at September 30, 2013
Liabilities:
Contingent obligations	$363.1	$(335.8)	$178.0	$12.4	$—	$217.7

During the nine months ended September 30, 2014, the Company recorded additional contingent consideration of $50.3 million in connection with the acquisition of metronidazole 1.3% vaginal gel antibiotic from Valeant, $17.1 million plus milestones in connection with the May 2014 Acquisition, $86.0 million in connection with the Forest Acquisition and $88.0 million in connection with the Furiex Acquisition.

During the second quarter of 2014, the Company recorded fair value adjustments of contingent consideration of $22.8 million related specifically to IPR&D related to a project named Estelle and $1.5 million related to IPR&D for Colvir. Estelle is a novel natural estrogen-based 28 day cycle oral contraceptive for the prevention of pregnancy. At June 30, 2014, the acquired IPR&D intangible asset of $13.1 million was deemed to be fully impaired. Consequently the $22.8 million contingent liability was written off, resulting in a net gain of $9.7 million in the nine months ended September 30, 2014. Colvir is a treatment of premalignant Human Papilloma Virus (HPV) lesions of the uterine cervix. At June 30, 2014, the acquired IPR&D intangible asset of $2.0 million was deemed to be fully impaired. Consequently the $1.5 million contingent liability was written off, resulting in a net loss of $0.5 million in the nine months ended September 30, 2014.

During the nine months ended September 30, 2013, the Company transferred to Level 1 the contingent obligation for the Actavis Group earn-out ($335.8 million). The Company recorded additional contingent consideration of $43.4 million and $146.1 million in connection with the Uteron Acquisition and the license agreement entered into with Medicines360, respectively, offset in part, by contingent payments made to the Arrow Group selling shareholders based on the after-tax gross profits on sales of atorvastatin within the U.S.

NOTE 17 — Business Restructuring Charges

During 2013 and the nine months ended September 30, 2014, activity related to our business restructuring and facility rationalization activities primarily related to the cost optimization initiatives in conjunction with the Forest, Warner Chilcott and Actavis acquisitions as well as optimization of our operating cost structure through our global supply chain initiative (“GSCI”). Restructuring activities for the nine months ended September 30, 2014 as follows (in millions):

	Accrual Balance at December 31, 2013	Assumed Liability	Charged to Expense	Cash Payments	Non-cash Adjustments	Accrual Balance at September 30, 2014

Cost of sales
Severance and retention	24.9	—	6.4	(10.9)	0.1	20.5
Product transfer costs	0.4	—	14.8	(15.2)	0.2	0.2
Facility decommission costs	5.3	—	2.0	(6.0)		1.3
Share-based compensation restructuring related to acquisitions	—	—	3.4	—	(3.4)	—
Accelerated depreciation	—	—	16.4	—	(16.4)	—

	30.6	—	43.0	(32.1)	(19.5)	22.0

Operating expenses		—	—	—	—
Research and development	1.4	—	20.3	(2.0)	(0.2)	19.5
Accelerated depreciation R & D	—	—	1.5	—	(1.5)	—
Selling, general and administrative	84.7	12.2	111.9	(89.9)	1.0	119.9
Share-based compensation restructuring related to acquisitions	—	—	153.1	—	(153.1)	—
Accelerated depreciation SG&A	—	—	1.8	—	(1.8)	—

	86.1	12.2	288.6	(91.9)	(155.6)	139.4

Total	116.7	12.2	331.6	(124.0)	(175.1)	161.4

During the three months ended September 30, 2014 and 2013, the Company recognized restructuring charges of $274.0 million and $32.2 million, respectively. During the nine months ended September 30, 2014 and 2013, the Company recognized restructuring charges of $331.6 million and $73.3 million, respectively.

NOTE 18 — Commitments and Contingencies

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

We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued. As of September 30, 2014, our consolidated balance sheet includes accrued loss contingencies of approximately $230.0 million.

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

Antitrust Litigation

Actos® Litigation. On December 31, 2013 two putative class actions were filed in the federal district court (United Food and Commercial Workers Local 1776 & Participating Employers Health and Welfare Fund v. Takeda Pharmaceutical Co. Ltc. Et al., S.D.N.Y. Civ. No. 13-9244 and Crosby Tugs LLC v. Takeda Pharmaceuticals Co. Ltd., et al., S.D.N.Y. Civ. No. 13-9250) against Actavis plc and certain of its affiliates alleging that Watson Pharmaceuticals, Inc.’s (“Watson” now known as Actavis, Inc.) 2010 patent lawsuit settlement with Takeda Pharmaceutical, Co. Ltd. related to Actos® (pioglitazone hydrochloride and metformin “Actos®”) is unlawful. Several additional complaints have been filed (Fraternal Order of Police, Fort Lauderdale Lodge 31, Insurance Trust Fund v. Takeda Pharmaceutical Co. Ltd., et al., S.D.N.Y. Civ. No. 14-0116; International Union of Operating Engineers Local 132 Health & Welfare Fund v. Takeda Pharmaceutical Co. Ltd., et al., S.D.N.Y. Civ. No. 14-0644; A.F. of L. — A.G.C. Building Trades Welfare Plan v. Takeda Pharmaceutical Co. Ltd., et al., S.D.N.Y. Civ. No. 14-1493; NECA-IBEW Welfare Trust Fund v. Takeda Pharmaceutical Co. Ltd., et al., S.D.N.Y. Civ. No. 14-1661; Painters District Council No. 30 Health and Welfare Fund v. Takeda Pharmaceutical Co. Ltd., et al., N.D.Ill. Civ. No. 14-1601; City of Providence v. Takeda Pharmaceutical Co. Ltd., et al., D.R.I. Civ. No. 14-125; Minnesota and North Dakota Bricklayers and Allied Craftworkers Health Fund and Greater Metropolitan Hotel Employers-Employees Health and Welfare Fund v. Takeda Pharmaceutical Co. Ltd.,

et al., S.D.N.Y. Civ. No. 14-1691; Local 17 Hospitality Benefit Fund v. Takeda Pharmaceutical Co. Ltd., et al., S.D.N.Y. Civ. No. 14-1788; New England Electrical Workers Benefit Fund v. Takeda Pharmaceutical Co. Ltd., et al., S.D.N.Y. Civ. No. 14-2424; Plumbers & Pipefitters Local 178 Health & Welfare Trust Fund v. Takeda Pharmaceutical Co. Ltd., Civ. No. 14-2378; Dennis Kreish v. Takeda Pharmaceutical Co. Ltd., et al., Civ. No. 14-2137; Man-U Service Contract Trust Fund and Teamsters Union Local 115 Health & Welfare Fund v. Takeda Pharmaceutical Co. Ltd., et al., Civ. No. 14-2846). The Company anticipates additional claims or lawsuits based on the same or similar allegations may be filed. Prior to the filing of the Painters District Council and City of Providence complaints, plaintiffs in the cases pending in federal court in New York filed a consolidated class action complaint. Plaintiffs in the Painters District Council and City of Providence cases subsequently voluntarily dismissed their complaints in Illinois and Rhode Island, respectively, and refiled their complaints in the Southern District of New York where all the cases have been referred to the same judge. Plaintiffs then filed a consolidated, amended complaint on May 20, 2014 (In re Actos End-Payor Antitrust Litigation, Civ. No. 13-9244). The amended complaint, asserted on behalf of a putative class of indirect purchaser plaintiffs, generally alleges an overall scheme that included Watson improperly delaying the launch of its generic version of Actos® in exchange for substantial payments from Takeda in violation of federal and state antitrust and consumer protection laws. The complaint seeks declaratory and injunctive relief and unspecified damages. Defendants filed motions to dismiss the consolidated amended complaint on July 11, 2014. Rather than oppose the motions to dismiss, plaintiffs amended their complaint on August 22, 2014. Defendants moved to dismiss the amended complaint on October 10, 2014. Plaintiffs’ oppositions to the motion are due November 21, 2014.

The Company believes that it has substantial meritorious defenses to the claims alleged. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Androgel® Litigation. On January 29, 2009, the U.S. Federal Trade Commission and the State of California filed a lawsuit in the United States District Court for the Central District of California (Federal Trade Commission, et. al. v. Watson Pharmaceuticals, Inc., et. al., USDC Case No. CV 09-00598) alleging that the September 2006 patent lawsuit settlement between Watson and Solvay Pharmaceuticals, Inc. (“Solvay”), related to AndroGel® 1% (testosterone gel) CIII is unlawful. The complaint generally alleged that Watson improperly delayed its launch of a generic version of Androgel® in exchange for Solvay’s agreement to permit Watson to co-promote Androgel® for consideration in excess of the fair value of the services provided by Watson, in violation of federal and state antitrust and consumer protection laws. The complaint sought equitable relief and civil penalties. On February 2 and 3, 2009, three separate lawsuits alleging similar claims were filed in the United States District Court for the Central District of California by various private plaintiffs purporting to represent certain classes of similarly situated claimants (Meijer, Inc., et. al., v. Unimed Pharmaceuticals, Inc., et. al., USDC Case No. EDCV 09-0215); (Rochester Drug Co-Operative, Inc. v. Unimed Pharmaceuticals Inc., et. al., Case No. EDCV 09-0226); (Louisiana Wholesale Drug Co. Inc. v. Unimed Pharmaceuticals Inc., et. al, Case No. EDCV 09-0228). On April 8, 2009, the Court transferred the government and private cases to the United States District Court for the Northern District of Georgia. On April 21, 2009 the State of California voluntarily dismissed its lawsuit against Watson without prejudice. The Federal Trade Commission and the private plaintiffs in the Northern District of Georgia filed amended complaints on May 28, 2009. The private plaintiffs amended their complaints to include allegations concerning conduct before the U.S. Patent and Trademark Office, conduct in connection with the listing of Solvay’s patent in the FDA “Orange Book,” and sham litigation. Additional actions alleging similar claims have been filed in various courts by other private plaintiffs purporting to represent certain classes of similarly situated direct or indirect purchasers of Androgel® (Stephen L. LaFrance Pharm., Inc. d/b/a SAJ Dist. v. Unimed Pharms., Inc., et al., D. NJ Civ. No. 09-1507); (Fraternal Order of Police, Fort Lauderdale Lodge 31, Insurance Trust Fund v. Unimed Pharms. Inc., et al., D. NJ Civ. No. 09-1856); (Scurto v. Unimed Pharms., Inc., et al., D. NJ Civ. No. 09-1900); (United Food and Commercial Workers Unions and Employers Midwest Health Benefits Fund v. Unimed Pharms., Inc., et al., D. MN Civ. No. 09-1168); (Rite Aid Corp. et al. v. Unimed Pharms., Inc. et al., M.D. PA Civ. No. 09-1153); (Walgreen Co., et al. v. Unimed Pharms., LLC, et al., MD. PA Civ. No. 09-1240); (Supervalu, Inc. v. Unimed Pharms., LLC, et al, ND. GA Civ. No. 10-1024); (LeGrand v. Unimed Pharms., Inc., et al., ND. GA Civ. No. 10-2883); (Jabo’s Pharmacy Inc. v. Solvay Pharmaceuticals, Inc., et al., Cocke County, TN Circuit Court Case No. 31,837). On April 20, 2009, Watson was dismissed without prejudice from the Stephen L. LaFrance action pending in the District of New Jersey. On October 5, 2009, the Judicial Panel on Multidistrict Litigation transferred all actions then pending outside of the United States District Court for the Northern District of Georgia to that district for consolidated pre-trial proceedings (In re: AndroGel® Antitrust Litigation (No. II), MDL Docket No. 2084), and all currently-pending related actions are presently before that court. On February 22, 2010, the judge presiding over all the consolidated litigations related to Androgel® then pending in the United States District Court for the Northern District of Georgia granted Watson’s motions to dismiss the complaints, except the portion of the private plaintiffs’ complaints that include allegations concerning sham litigation. Final judgment in favor of the defendants was entered in the Federal Trade Commission’s action on April 21, 2010. On April 25, 2012, the Court of Appeals affirmed the dismissal. On June 17, 2013, the Supreme Court issued a decision, holding that the settlements between brand and generic drug companies which include a payment from the brand company to the generic competitor must be evaluated under a “rule of reason” standard of review and ordered the case remanded (the “Supreme Court Androgel Decision”). On July 20, 2010, the plaintiff in the Fraternal Order of Police action filed an amended complaint adding allegations concerning conduct before the U.S. Patent and Trademark Office, conduct in connection with the listing of Solvay’s patent in the FDA’s “Orange Book,” and sham litigation similar to the claims raised in the direct purchaser actions. On October 28, 2010, the judge presiding over MDL 2084 entered an order pursuant to which the LeGrand action, filed on September 10, 2010, was consolidated for pretrial purposes with the other indirect purchaser class action as part of MDL 2084 and made subject to the Court’s February 22, 2010 order on the motion to dismiss. In February 2012, the direct and indirect purchaser plaintiffs and the defendants filed cross-motions for summary judgment, and on June 22, 2012, the indirect purchaser plaintiffs, including Fraternal Order of Police, LeGrand and HealthNet, filed a motion for leave to amend and consolidate their complaints. On September 28, 2012, the district court granted summary judgment in favor of the defendants on all outstanding claims. The plaintiffs then appealed. On September 12 and 13, 2013, respectively, the indirect purchaser plaintiffs and direct purchaser plaintiffs filed motions with the district court, asking the court for an indicative ruling that it would vacate its final order on the parties’ summary judgment motions and conduct further proceedings in light of the Supreme Court Androgel Decision, should the Court of Appeals remand the case to the district court. On October 23, 2013, the district court granted the motions. The court of appeals remanded the case back to the district court which has granted plaintiffs relief under Rule 60(b) of the Federal Rules of Civil Procedure, vacating the ruling from which plaintiffs appealed. On August 5, 2014 the indirect purchaser plaintiffs filed an amended complaint. The Company moved to dismiss the amended complaint on September 15, 2014.

The Company believes it has substantial meritorious defenses and intends to defend itself vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Cipro ® Litigation. Beginning in July 2000, a number of suits were filed against Watson and certain Company affiliates including The Rugby Group, Inc. (“Rugby”) in various state and federal courts alleging claims under various federal and state competition and consumer protection laws. Several plaintiffs have filed amended complaints and motions seeking class certification. Approximately 42 cases were filed against Watson, Rugby and other Company entities. Many of these actions have been dismissed. Actions remain pending in various state courts, including California, Kansas, Tennessee, and Florida. The actions generally allege that the defendants engaged in unlawful, anticompetitive conduct in connection with alleged agreements, entered into prior to Watson’s acquisition of Rugby from Sanofi Aventis (“Sanofi”), related to the development, manufacture and sale of the drug substance ciprofloxacin hydrochloride, the generic version of Bayer’s brand drug, Cipro®. The actions generally seek declaratory judgment, damages, injunctive relief, restitution and other relief on behalf of certain purported classes of individuals and other entities. The action pending in Kansas, which the court previously terminated administratively, has been reopened. Plaintiffs’ in that case moved for class certification on February 21, 2014; defendants’ filed opposition to the class certification motion on May 23, 2014. Class discovery ended on July 25, 2014 and plaintiffs filed reply briefs in support of certification on August 22, 2014. A hearing was held on October 28, 2014 on defendants’ motion for an evidentiary hearing on class discovery. There has been no action in the cases pending in Florida and Tennessee since 2003. In the action pending in the California Superior Court for the County of San Diego (In re: Cipro Cases I & II, JCCP Proceeding Nos. 4154 & 4220), on July 21, 2004, the California Court of Appeal ruled that the majority of the plaintiffs would be permitted to pursue their claims as a class. On August 31, 2009, the California Superior Court granted defendants’ motion for summary judgment, and final judgment was entered on September 24, 2009. On October 31, 2011, the California Court of Appeal affirmed the Superior Court’s judgment. On December 13, 2011, the plaintiffs filed a petition for review in the California Supreme Court. On February 15, 2012, the California Supreme Court granted review. On September 12, 2012, the California Supreme Court entered a stay of all proceedings in the case pending a decision from the United States Supreme Court in the Federal Trade Commission v. Actavis matter involving Androgel, described above. The California Supreme Court lifted the stay on June 26, 2013 following the ruling by the United States Supreme Court. Plaintiffs and Bayer announced that they have reached an agreement to settle the claims pending against Bayer and Bayer has now been dismissed from the action. Plaintiffs are continuing to pursue claims against the generic defendants, including Watson and Rugby. The remaining parties submitted letter briefs to the court regarding the impact of the Supreme Court Androgel Decision. Response briefs were submitted on February 14, 2014. Amicus briefs were submitted on March 18, 2014 and the parties filed responses to such briefs on April 24, 2014.

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

Warner Chilcott and Mayne moved to dismiss the claims of Mylan, the direct purchasers, the indirect purchasers and the retailers. On November 21, 2012, the Federal Trade Commission filed with the court an amicus curiae brief supporting the plaintiffs’ theory of relief. On June 12, 2013, the court entered a denial, without prejudice, of Warner Chilcott and Mayne’s motions to dismiss. On November 13, 2013, Warner Chilcott and Mayne reached an agreement in principle to settle the claims of the Direct Purchaser Plaintiff class representatives for $15.0 million. On February 18, 2014 the court preliminarily approved the settlement and held a hearing for final approval on June 9, 2014. On April 18, 2014, Warner Chilcott and Mayne reached an agreement to settle the claims of the opt-out direct purchasers for $10.9 million. On May 29, 2014 Warner Chilcott and Mayne reached an agreement in principle to settle the claims of the Indirect Purchaser Plaintiff class representatives for $8.0 million. On July 11, 2014, the indirect purchaser plaintiffs filed a motion to approve the settlement with the court and on September 9, 2014 the court, after a hearing, issued an order preliminarily approving this settlement. The final fairness hearing on the indirect purchaser settlement is scheduled for January 7, 2015. Warner Chilcott and Mylan filed motions for summary judgment on March 10, 2014. On June 2, 2014, the court vacated the trial date. A new trial date has not been set.

The Company intends to vigorously defend its rights in the litigations. However, it is impossible to predict with certainty the outcome of any litigation, and the Company can offer no assurance as to when the lawsuits will be decided, whether the Company will be successful in its defense and whether any additional similar suits will be filed. The plaintiffs collectively seek approximately $1.2 billion in compensatory damages, which includes approximately $1.12 billion in purported damages of the Direct Purchaser Plaintiffs, opt-out direct purchaser plaintiffs and Indirect Purchaser Plaintiffs with whom the company has settled. The Company believes the damage amounts are unfounded and without merit. However, any award of compensatory damages could be subject to trebling. If the remaining claims are successful such claims could adversely affect the Company and could have a material adverse effect on the Company’s business, financial condition, results of operation and cash flows.

Lidoderm ® Litigation. On November 8, 2013, a putative class action was filed in the federal district court (Drogueria Betances, Inc. v. Endo Pharmaceuticals, Inc., et al., E.D.Pa. Civ. No. 13-06542) against Actavis, Inc. and certain of its affiliates alleging that Watson’s 2012 patent lawsuit settlement with Endo Pharmaceuticals, Inc. related to Lidoderm® (lidocaine transdermal patches, “Lidoderm®”) is unlawful. The complaint, asserted on behalf of putative classes of direct purchaser plaintiffs, generally alleges that Watson improperly delayed launching generic versions of Lidoderm® in exchange for substantial payments from Endo Pharmaceuticals in violation of federal and state antitrust and consumer protection laws. The complaint seeks declaratory and injunctive relief and damages. Additional lawsuits contain similar allegations have followed on behalf of putative classes of direct purchasers (Rochester Drug Cooperative, Inc. v. Endo Pharmaceuticals, Inc., et al., E.D.Pa. Civ. No. 13-7217; American Sales Co. LLC, v. Endo Pharmaceuticals, Inc., et al., M.D.Tenn. Civ. No. 14-0022; Cesar Castillo, Inc. v. Endo Pharmaceuticals, Inc., et al., M.D.Tenn. Civ. No. 14-0569) and suits filed on behalf of a putative class of end-payer plaintiffs (United Food and Commercial Workers Local 1776 & Participating Employers Health and Welfare Fund v.Teikoku Pharma USA, Inc., et al., N.D.Cal. Civ. No. 13-5257; Fraternal Order of Police, Fort Lauderdale Lodge 31, Insurance Trust Fund v. Teikoku Pharma USA, Inc., et al., N.D.Cal. Civ. No. 13-5280; City of Providence v. Teikoku Pharma USA, Inc., et al., D.R.I. Civ. No. 13-771; Greater Metropolitan Hotel Employers — Employees Health and Welfare Fund v. Endo Pharmaceuticals, Inc., et al., D.Minn. Civ. No. 13-3399; Pirelli Armstrong Retiree Medical Benefits Trust v. Teikoku Pharma USA, Inc., et al., M.D.Tenn. Civ. No. 13-1378; Plumbers and Pipefitters Local 178 Health and Welfare Trust Fund v. Teikoku Pharma USA, Inc., et al., N.D.Cal. Civ. No. 13-5938; Philadelphia Federation of Teachers Health and Welfare Fund v. Endo Pharmaceuticals, Inc., et al., E.D.Pa. Civ. No. 14-0057; International Association of Fire Fighters Local 22 Health & Welfare Fund v. Endo Pharmaceuticals, Inc., et al., E.D.Pa. Civ. No. 14-0092; Painters District Council No. 30 Health and Welfare Fund v. Teikoku Pharma USA, Inc., et al., C.D.Cal. Civ. No. 14-0289; Local 17 Hospitality Benefit Fund v. Endo Pharmaceuticals, Inc., et al., N.D.Cal. Civ. No. 14-0503; Teamsters Local Union 115 Health and Welfare Fund v. Endo Pharmaceuticals, Inc., et al., E.D.Pa. Civ. No. 14-0772; Roller v. Endo Pharmaceuticals, Inc., et al., N.D.Cal. Civ. No. 14-0792; Welfare Plan of the International Union

of Operation Engineers Locals 137, 137A, 137B, 137C, 137R v. Endo Pharmaceuticals, Inc., et al., M.D.Tenn. Civ. No. 13-1378; NECA-IBEW Welfare Trust v. Endo Pharmaceuticals, Inc., et al., N.D.Cal. Civ. No. 14-1141; Allied Services Division Welfare Fund v. Endo Pharmaceuticals USA Inc., et al., E.D.Pa. Civ. No. 14-1548; Irene Kampanis v. Endo Pharmaceuticals, Inc., et al., E.D.Pa. Civ. No. 14-1562). The Company anticipates additional claims or lawsuits based on the same or similar allegations may be filed. On December 23, 2013, plaintiffs in the United Food and Commercial Workers action filed a motion with the JPML to have all the Lidoderm® antitrust cases consolidated in the Northern District of California. Plaintiffs in several of the other actions filed objections and argued for consolidation in districts where their suits were filed. The motion was heard by the JPML at a hearing on March 27, 2014 and on April 3, 2014 the JPML consolidated the cases in the Northern District of California. (In re Lidoderm Antitrust Litigation, N.D. Cal., MDL No. 14-2521). An initial case conference was held on May 9, 2014 after which the court issued a schedule order. Pursuant to that order, on June 13, 2014 the direct and indirect purchaser plaintiffs filed amended and consolidated complaints. The defendants thereafter filed a joint motion to dismiss on July 28, 2014. Plaintiffs filed their opposition to the joint motion on September 8, 2014. Defendants filed reply briefs on October 14, 2014. Oral argument on the motion is scheduled for November 5, 2014.

The Company believes it has substantial meritorious defenses and intends to defend itself vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Loestrin ® 24 Litigation. On April 5, 2013, two putative class actions were filed in the federal district court (New York Hotel Trades Council & Hotel Assoc. of New York City, Inc. Health Benefits Fund v. Warner Chilcott Pub. Ltd. Co., et al., D.N.J., Civ. No. 13-02178, and United Food and Commercial Workers Local 1776 & Participating Employers Health and Welfare Fund v. Warner Chilcott (US), LLC, et al., E.D.Pa., No. 13-01807) against Actavis, Inc. and certain affiliates alleging that Watson’s 2009 patent lawsuit settlement with Warner Chilcott related to Loestrin® 24 Fe (norethindrone acetate/ethinyl estradiol tablets and ferrous fumarate tablets, “Loestrin® 24”) is unlawful. The complaints, both asserted on behalf of putative classes of end-payors, generally allege that Watson and another generic manufacturer improperly delayed launching generic versions of Loestrin® 24 in exchange for substantial payments from Warner Chilcott, which at the time was an unrelated company, in violation of federal and state antitrust and consumer protection laws. The complaints each seek declaratory and injunctive relief and damages. On April 15, 2013, the plaintiff in New York Hotel Trades withdrew its complaint and, on April 16, 2013, refiled it in the federal court for the Eastern District of Pennsylvania (New York Hotel Trades Council & Hotel Assoc. of New York City, Inc. Health Benefits Fund v. Warner Chilcott Public Ltd. Co., et al., E.D.Pa., Civ. No. 13-02000). Additional complaints have been filed by different plaintiffs seeking to represent the same putative class of end-payors (A.F. of L. — A.G.C. Building Trades Welfare Plan v. Warner Chilcott, et al., D.N.J. 13-02456, Fraternal Order of Police, Fort Lauderdale Lodge 31, Insurance Trust Fund v. Warner Chilcott Public Ltd. Co., et al., E.D.Pa. Civ. No. 13-02014). Electrical Workers 242 and 294 Health & Welfare Fund v. Warner Chilcott Public Ltd. Co., et al., E.D.Pa. Civ. No. 13-2862 and City of Providence v. Warner Chilcott Public Ltd. Co., et al., D.R.I. Civ. No. 13-307). In addition to the end-payor suits, two lawsuits have been filed on behalf of a class of direct payors (American Sales Company, LLC v. Warner Chilcott Public Ltd., Co. et al., D.R.I. Civ. No. 12-347 and Rochester Drug Co-Operative Inc., v. Warner Chilcott (US), LLC, et al., E.D.Pa.

Civ. No. 13-133476). On June 18, 2013, defendants filed a motion with the Judicial Panel on Multidistrict Litigation (“JPML”) to consolidate these cases in one federal district court. After a hearing on September 26, 2013, the JPML issued an order conditionally transferring all related Loestrin® 24 cases to the federal court for the District of Rhode Island. (In re Loestrin 24 Fe Antitrust Litigation, D.R.I. MDL No. 13-2472). A preliminary hearing was held on November 4, 2013 after which an amended, consolidated complaint was filed on December 6, 2013. On February 6, 2014, the Company filed a motion to dismiss the direct and indirect purchaser plaintiffs’ complaints. Plaintiffs’ filed oppositions to the motion on March 24, 2014 and the Company filed its responses on April 23, 2014. A hearing was held on June 27, 2014 on the motion to dismiss and on September 4, 2014, the court granted the motion. On October 6, 2014, the direct purchaser plaintiffs filed a notice of appeal of the district court’s opinion and on October 20, 2014, they filed a motion for entry of a final judgment. Also, on October 20, 2014 the indirect purchaser plaintiffs filed a motion for reconsideration of the court’s September 4, 2014 opinion and the Company filed a motion for leave to move to stay the action brought by a group of opt-out direct purchaser plaintiffs. The Company has until November 21, 2014 to move to stay the opt-out direct purchasers’ action. The Company anticipates additional claims or lawsuits based on the same or similar allegations.

The Company believes it has substantial meritorious defenses and intends to defend itself vigorously including in the appeal of the district court’s decision granting the Company’s motion to dismiss. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Namenda. On September 15, 2014, the State of New York, through the Office of the Attorney General of the State of New York filed a lawsuit in the United States District Court for the Southern District of New York (The People of the State of New York v. Actavis, PLC, et al., Civ. No. 14-7473) alleging that Forest is acting to prevent or delay generic competition to Forest’s immediate-release product Namenda in violation of federal and New York antitrust laws and committed other fraudulent acts in connection with its commercial plans for Namenda XR. Previously, the Attorney General’s office had issued a subpoena for records relating to Namenda XR and Namenda to which Forest was responding. In the complaint, the state seeks unspecified monetary damages and injunctive relief. On September 24, 2014, the state filed a motion for a preliminary injunction prohibiting Forest from discontinuing or otherwise limiting the availability of immediate-release Namenda until the conclusion of the litigation. Forest filed an opposition to the Attorney General’s motion on October 21, 2014. A hearing on the Attorney General’s preliminary injunction motion has been rescheduled to begin on November 10, 2014. Discovery in connection with the preliminary injunction motion is ongoing.

The Company believes it has substantial meritorious defenses and intends to defend both its brand and generic defendant entities vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Commercial Litigation

Celexa ®/Lexapro® Class Actions. Forest and certain of its affiliates are defendants in three federal court actions filed on behalf of individuals who purchased Celexa® and/or Lexapro® for pediatric use, all of which have been consolidated for pretrial purposes in a Multi-District Litigation (“MDL”) proceeding in the U.S. District Court for the District of Massachusetts under the caption “In re Celexa and Lexapro Marketing and Sales Practices Litigation.” These actions, two of which were originally filed as putative nationwide class actions, and one of which is a putative California-wide class action, allege that Forest marketed Celexa® and/or Lexapro® for off-label pediatric use and paid illegal kickbacks to physicians to induce prescriptions of Celexa® and Lexapro®. The complaints assert various similar claims, including claims under the Missouri and California consumer protection statutes, respectively, and state common laws. On February 5, 2013, the district judge overseeing the MDL denied all plaintiffs’ motions for class certification. On February 18, 2013, the plaintiff in the California action filed a petition seeking leave to appeal this decision to the U.S. Court of Appeals for the First Circuit. On April 16, 2013, the First Circuit denied the petition. On April 30, 2013, plaintiffs in the other two actions filed an Amended Complaint seeking to certify state-wide class actions in Illinois, Missouri, and New York under those states’ consumer protection statutes. On January 13, 2014, the district judge denied plaintiffs’ motion with respect to the proposed Illinois and New York classes and allowed it with respect to the proposed Missouri class. We filed a petition seeking leave to appeal this decision to the U.S. Court of Appeals for the First Circuit on January 27, 2014. On March 12, 2014, we reached agreement with the MDL plaintiffs to settle the Missouri class claims, including claim by both individuals and third party payors that purchased Celexa® or Lexapro® for use by a minor from 1998 to December 31, 2013. In exchange for a release from class members, Forest will pay $7.65 million into a fund that will cover (1) the settlement benefits paid to class members, (2) administration costs, (3) incentive awards to be paid to the representative plaintiffs, and (4) attorneys’ fees and costs. If valid claims are greater than $4.215 million, Forest will pay up to $2.7 million more to pay for the additional valid claims (the total settlement payment shall not exceed $10.35 million). The district court judge preliminarily approved the settlement on March 14, 2014 and issued an order enjoining all class members and other persons from litigating claims relating to those covered by the settlement. On September 8, 2014 the court granted final approval for the settlement.

On May 3, 2013, another action was filed in the U.S. District Court for the Central District of California on behalf of individuals who purchased Lexapro® for adolescent use, seeking to certify a state-wide class action in California and alleging that our promotion of Lexapro® for adolescent depression has been deceptive. This action was transferred to the MDL mentioned in the preceding paragraph and, on July 29, 2013, we moved to dismiss the complaint. The district court judge granted Forest’s motion to dismiss on March 5, 2014. Plaintiff filed a Notice of Appeal with the U.S. Court of Appeals for the First Circuit on March 17, 2014 and filed its appeal brief on July 24, 2014. Forest filed its opposition brief on August 25, 2014.

On November 13, 2013, another action was filed in the U.S. District Court for the District of Minnesota seeking to certify a nationwide class of third-party payor entities that purchased Celexa® and Lexapro® for pediatric use. The complaint asserts claims under the federal Racketeer Influenced and Corrupt Organizations Act, alleging that Forest engaged in an off-label marketing scheme and paid illegal kickbacks to physicians to induce prescriptions of Celexa® and Lexapro®. This action was transferred to the MDL mentioned in the preceding paragraphs, and we filed a motion to dismiss the complaint on January 15, 2014. On February 5, 2014, the plaintiffs voluntarily dismissed the complaint and filed a First Amended Complaint, which, among other things, added claims on behalf of a Minnesota class of entities and consumers under Minnesota’s consumer protection statutes. We filed a motion to dismiss the First Amended Complaint on April 9, 2014. A motion hearing was held on October 1, 2014.

On March 13, 2014, an action was filed in the U.S. District Court for the District of Massachusetts by two third-party payors seeking to certify a nationwide class of persons and entities that purchased Celexa® and Lexapro® for use by pediatric use. The complaint asserts claims under the federal Racketeer Influenced and Corrupt Organizations Act, state consumer protection statutes, and state common laws, alleging that Forest engaged in an off-label marketing scheme and paid illegal kickbacks to physicians to induce prescriptions of Celexa® and Lexapro®. This action was filed as a related action to the action described above in the preceding paragraph. We filed a motion to dismiss the complaint on April 30, 2014. A motion hearing was held on October 1, 2014.

On August 28, 2014, an action was filed in the U.S. District Court for the Western District of Washington (Civ. No. 14-1339) seeking to certify a nationwide class of consumers and subclasses of Washington and Massachusetts consumers that purchased Celexa® and Lexapro® for pediatric use. The complaint asserts claims under the federal Racketeer Influenced and Corrupt Organizations Act, alleging that Forest engaged in off-label marketing scheme and paid illegal kickbacks to physicians to induce prescriptions of Celexa® and Lexapro®. On October 14, 2014, the court entered a conditional transfer order to transfer the case to the U.S. District Court for the District of Massachusetts where it has been consolidated with the other actions pending in that court relating to marketing of Celexa® and Lexapro®.

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

Columbia Laboratories, Inc. Securities Litigation. On June 8, 2012, Watson and certain of its officers were named as defendants in a consolidated amended class action complaint filed in the United States District Court for the District of New Jersey (In re: Columbia Laboratories, Inc. Securities Litigation, Case No. CV 12-614) by a putative class of Columbia Laboratories’ stock purchasers. The amended complaint generally alleges that between December 6, 2010 and January 20, 2012, Watson and certain of its officers, as well as Columbia Laboratories and certain of its officers, made false and misleading statements regarding the likelihood of Columbia Laboratories obtaining FDA approval of Prochieve® progesterone gel, Columbia Laboratories’ developmental drug for prevention of preterm birth. Watson licensed the rights to Prochieve® from Columbia Laboratories in July 2010. The amended complaint further alleges that the defendants failed to disclose material information concerning the statistical analysis of the clinical studies performed by Columbia Laboratories in connection with its pursuit of FDA approval of Prochieve®. The complaint seeks unspecified damages. On August 14, 2012, the defendants filed a motion to dismiss all of the claims in the amended complaint, which the court granted on June 11, 2013. Plaintiffs filed a second amended complaint on July 11, 2013. Defendants filed motions to dismiss the second amended complaint on August 9, 2013. On October 21, 2013, the court granted the motion to dismiss the second amended complaint. In ruling on the motion to dismiss, the court also ruled that if the plaintiffs seek to further amend the complaint, they must file a motion within thirty days seeking permission to do so. On December 20, 2013, plaintiffs filed a notice of appeal on the district court’s motion to dismiss ruling and filed their opening appellate brief on March 20, 2014. Respondents’ briefs in the appeal were filed on April 9, 2014. The oral argument on the appeal likely will be held on December 8, 2014. The Company believes it has substantial meritorious defenses and it intends to defend itself vigorously. Additionally, the Company maintains insurance to provide coverage for the claims alleged in the action. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. The action, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Telephone Consumer Protection Act Litigation — Medical West Ballas Pharmacy, LTD, et al. v. Anda, Inc., (Circuit Court of the County of St. Louis, State of Missouri, Case No. 08SL-CC00257). In January 2008, Medical West Ballas Pharmacy, LTD, filed a putative class action complaint against Anda, Inc. (“Anda”), a subsidiary of the Company, alleging conversion and alleged violations of the Telephone Consumer Protection Act (“TCPA”) and Missouri Consumer Fraud and Deceptive Business Practices Act. In April 2008, plaintiff filed an amended complaint substituting Anda as the defendant. The amended complaint alleges that by sending unsolicited facsimile advertisements, Anda misappropriated the class members’ paper, toner, ink and employee time when they received the alleged unsolicited faxes, and that the alleged unsolicited facsimile advertisements were sent to the plaintiff in violation of the TCPA and Missouri Consumer Fraud and Deceptive Business Practices Act. The TCPA allows recovery of minimum statutory damages of $500 per violation, which can be trebled if the violations are found to be willful. The complaint seeks to assert class action claims on behalf of the plaintiff and other similarly situated third parties. In April 2008, Anda filed an answer to the amended complaint, denying the allegations. In November 2009, the court granted plaintiff’s motion to expand the proposed class of plaintiffs from individuals for which Anda lacked evidence of express permission or an established business relationship to “All persons who on or after four years prior to the filing of this action, were sent telephone facsimile messages advertising pharmaceutical drugs and products by or on behalf of Defendant.” In November 2010, the plaintiff filed a second amended complaint further expanding the definition and scope of the proposed class of plaintiffs. On December 2, 2010, Anda filed a motion to dismiss claims the plaintiff is seeking to assert on behalf of putative class members who expressly consented or agreed to receive faxes from Defendant, or in the alternative, to stay the court proceedings pending resolution of Anda’s petition to the Federal Communications Commission (“FCC”) (discussed below). On April 11, 2011, the court denied the motion. On May 19, 2011, the plaintiff’s filed their motion seeking certification of a class of entities with Missouri telephone numbers who were sent Anda faxes for the period January 2004 through January 2008. The motion has been briefed. However, the court granted Anda’s motion to vacate the class certification hearing until similar issues are resolved in either or both the pending Nack litigation or with the FCC Petition, both of which are described in more detail below. No trial date has been set in the matter.

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

Mezzion Declaratory Judgment Action. On April 8, 2014, Warner Chilcott Company, LLC filed a declaratory judgment action against Mezzion Pharma Co. Ltd. (“Mezzion”), a Korean pharmaceutical company formerly known as Dong-A PharmaTech Co. Ltd. (Warner Chilcott Company, LLC v. Mezzion Pharma Co. Ltd., N.Y. Sup. Ct., Case No. 14-651094). The suit was filed to protect Warner Chilcott Company, LLC’s rights and interests under an exclusive license and distribution agreement, involving Mezzion’s product udenafil that is used to treat erectile dysfunction and benign prostate hyperplasia. The parties first executed the agreement in 2008 and later amended it 2010. On February 14, 2014, Mezzion sent a notice a breach letter to Warner Chilcott Company, LLC alleging that Warner Chilcott had failed to use commercially reasonable efforts to develop and commercialize the product for the U.S. and Canadian markets. In its notice letter, Mezzion threatened to terminate the exclusive license and distribution agreement as a result of Warner Chilcott’s purported breaches. Warner Chilcott believes that it has not breached the agreement and will prevail in the declaratory judgment action. On June 2, 2014, Mezzion filed an answer and asserted counterclaims against the Company. The Company filed its answer to the counterclaims on July 14, 2014. The litigation is still in its early stages and the parties are beginning to work on discovery matters. The Company intends to pursue its claims against Mezzion and believes it has substantial meritorious defenses to Mezzion’s counterclaims and it intends to defend itself vigorously. Litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. However, this action, if unsuccessful, could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Plaintiffs named Actavis plc in the suit. (The People of the State of California v. Purdue Pharam L.P., et al, CA Super. Ct., Civil Case No. 30-2014-00725287)(“California Action”). The California plaintiffs filed an amended complaint on June 9, 2014. On July 11, 2014, co-defendant Teva Pharmaceuticals removed the case to the federal court for the Central District of California (Civ. No. 14-1080). The California plaintiffs moved to remand the case to state court on August 11, 2014. Defendants filed an opposition to the remand motion on September 19, 2014. On June 2, 2014, the City of Chicago also filed a complaint against the same set of defendants, including Actavis plc, that were sued in the California Action. Co-defendants Janssen Pharmaceuticals and Endo Pharmaceuticals removed the City of Chicago’s complaint to the federal court for the Northern District of Illinois (Civ. No. 14-4361). On June 16, 2014, the City of Chicago moved to have the case remanded to state court but later withdrew its remand motion. Defendants filed motions to dismiss the complaint on August 29, 2014. On October 20, 2014, the City of Chicago filed an amended complaint against all defendants. Both the California and Chicago complaints allege that the manufacturer defendants engaged in a deceptive campaign to promote their products in violation of state and local laws. Each of the complaints seeks unspecified monetary damages, penalties and injunctive relief. The Company anticipates that additional suits will be filed. The Company believes it has several meritorious defenses to the claims alleged. However, an adverse determination in these actions could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Employment Litigation

In July 2012, Forest and certain of its affiliates were named as defendants in an action brought by Megan Barrett, Lindsey Houser, Jennifer Jones, and Jennifer Seard, former Company Sales Representatives, in the U.S. District Court for the Southern District of New York under the caption “Megan Barrett et al. v. Forest Laboratories Inc. and Forest Pharmaceuticals, Inc.” In November 2012, Plaintiffs amended the complaint, adding six additional plaintiffs: Kimberly Clinton, Erin Eckenrode, Julie Smyth, Marie Avila, Andrea Harley, and Christy Lowder, all of whom alleged that they were current or former Company Sales Representatives or Specialty Sales Representatives. In March 2013, Plaintiffs filed a Second Amended Complaint, adding one additional plaintiff: Tracy Le, a now-former Company Sales Representative. The action is a putative class and collective action, and the Second Amended Complaint alleges class claims under Title VII for gender discrimination with respect to pay and promotions, as well as discrimination on the basis of pregnancy, and a collective action claim under the Equal Pay Act. The proposed Title VII gender class includes all current and former female Sales Representatives (defined to include Territory Sales Representatives, Field Sales Representatives, Medical Sales Representatives, Professional Sales Representatives, Specialty Sales Representatives, Field Sales Trainers, and Regional Sales Trainers) employed by the Company throughout the U.S. from 2008 to the date of judgment, and the proposed Title VII pregnancy sub-class includes all current and former female Sales Representatives who have been, are, or will become pregnant while employed by the Company throughout the U.S. from 2008 to the date of judgment. The proposed Equal Pay Act collective action class includes current, former, and future female Sales Representatives who were not compensated equally to similarly-situated male employees during the applicable liability period. The Second Amended Complaint also includes non-class claims on behalf of certain of the named Plaintiffs for sexual harassment and retaliation under Title VII, and for violations of the Family and Medical Leave Act. We filed a motion to dismiss certain claims on April 29, 2013, which was argued on January 16, 2014. On August 14, 2014, the court issued a decision on the motion granting it in part and denying it in part, striking the plaintiffs’ proposed class definition and instead limiting the proposed class to a smaller set of potential class members and dismissing certain of the individual plaintiffs’ claims. Forest filed an answer to the complaint on October 27, 2014. We intend to continue to vigorously defend against this action. At this time, we do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

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

Patent Litigation

Patent Enforcement Matters

Actonel Once-a-Month. In August 2008, December 2008 and January 2009, Procter & Gamble’s global branded pharmaceutical business (“PGP”) and Hoffman-La Roche Inc. (“Roche”) received Paragraph IV certification notice letters from Teva Pharmaceutical Industries, Ltd. (together with its subsidiaries “Teva”), Sun Pharma Global, Inc. (“Sun”) and Apotex Inc. and Apotex Corp. (together “Apotex”), respectively, indicating that each such company had submitted to the FDA an Abbreviated

New Drug Application (“ANDA”) seeking approval to manufacture and sell generic versions of the Actonel® 150 mg product (“Actonel® OaM”). The notice letters contended that Roche’s U.S. Patent No. 7,192,938 (the “938 Patent”), a method patent expiring in November 2023 (including a 6-month pediatric extension of regulatory exclusivity) which Roche licensed to PGP with respect to Actonel® OaM, was invalid, unenforceable or not infringed. PGP and Roche filed patent infringement suits against Teva in September 2008 (Procter & Gamble Co. et al. v. Teva Pharms. USA, Inc., Case No. 08-cv-627), Sun in January 2009 (Procter & Gamble Co. et al. v. Sun Pharma Global, Inc., Case No. 09-cv-061) and Apotex in March 2009 (Procter & Gamble Co. et al. v. Apotex Inc. et al., Case No. 09-cv-143) in the U.S. District Court for the District of Delaware charging each with infringement of the ‘938 Patent. The lawsuits resulted in a stay of FDA approval of each defendant’s ANDA for 30 months from the date of PGP’s and Roche’s receipt of notice, subject to the prior resolution of the matters before the court. The stay of approval of each of Teva’s, Sun’s and Apotex’s ANDAs has expired, and the FDA has tentatively approved Teva’s ANDA with respect to Actonel® OaM. However, none of the defendants challenged the validity of the underlying U.S. Patent No. 5,583,122 (the “122 Patent”), which covers all of the Actonel® products, including Actonel® OaM, and did not expire until June 2014 (including a 6-month pediatric extension of regulatory exclusivity). As a result, the defendants were not permitted to market their proposed generic versions of Actonel® OaM prior to June 2014.

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

In October, November and December 2010 and February 2011, Warner Chilcott and Roche received Paragraph IV certification notice letters from Sun, Apotex, Teva and Mylan, respectively, indicating that each such company had amended its existing ANDA covering generic versions of Actonel® OaM to include a Paragraph IV certification with respect to Roche’s U.S. Patent No. 7,718,634 (the “634 Patent”). The notice letters contended that the ‘634 Patent, a method patent expiring in November 2023 (including a 6-month pediatric extension of regulatory exclusivity) which Roche licensed to Warner Chilcott with respect to Actonel® OaM, was invalid, unenforceable or not infringed. Warner Chilcott and Roche filed patent infringement suits against Sun and Apotex in December 2010, against Teva in January 2011 and against Mylan in March 2011 in the U.S. District Court for the District of Delaware charging each with infringement of the ‘634 Patent. No additional 30-month stay was available in these matters because the ‘634 Patent was listed in the FDA’s Orange Book subsequent to the date on which Sun, Apotex, Teva and Mylan filed their respective ANDAs with respect to Actonel® OaM.

Warner Chilcott and Roche’s actions against Teva, Apotex, Sun and Mylan for infringement of the ‘938 Patent and the ‘634 Patent arising from each such party’s proposed generic version of Actonel® OaM were consolidated for all pretrial purposes (in Case No. 08-cv-627), and a consolidated trial for those suits was previously expected to be held in July 2012. Following an adverse ruling in Roche’s separate ongoing patent infringement suit before the U.S. District Court for the District of New Jersey relating to its Boniva® product, in which the court held that claims of the ‘634 Patent covering a monthly dosing regimen using ibandronate were invalid as obvious, Teva, Apotex, Sun and Mylan filed a motion for summary judgment in Warner Chilcott’s Actonel® OaM patent infringement litigation. In the motion, the defendants sought to invalidate the asserted claims of the ‘938 Patent and ‘634 Patent, which cover a monthly dosing regimen using risedronate, on similar grounds. The previously scheduled trial has been postponed pending resolution of the new summary judgment motion. A hearing on Teva, Apotex, Sun and Mylan’s motions for summary judgment of invalidity and a separate motion by Warner Chilcott and Roche for summary judgment of infringement took place on December 14, 2012. On March 28, 2014, the district court granted the defendants’ motions for summary judgment that the ‘938 and ‘634 patents are invalid. Warner Chilcott and Roche intend to appeal the district court’s decision, and on April 25, 2014, Warner Chilcott and Roche filed a notice of appeal. On May 21, 2014, Warner Chilcott and Roche filed a motion for a preliminary injunction to prevent the launch of generic Actonel OaM. On June 6, 2014, the court denied the motion for preliminary injunction. On June 10, 2014, FDA approved generic versions of Actonel OaM. On June 11, 2014, the United States Court of Appeals for the Federal Circuit denied the Company’s appeal of the District Court’s preliminary injunction ruling. Warner Chilcott and Roche continue to appeal the District Court’s summary judgment ruling. Certain generic manufacturers have launched their products notwithstanding this appeal. Oral argument occurred on October 6, 2014.

To the extent that ANDA filers also submitted a Paragraph IV certification with respect to U.S. Patent No. 6,165,513 covering Actonel® OaM, Warner Chilcott has not pursued an infringement action with respect to this patent. The Company also received a Notice Letter from Aurobindo Pharma Ltd. dated on or about June 12, 2014. A complaint was filed on July 28, 2014 before the United States District Court for the District of Delaware (Warner Chilcott Company, LLC and Hoffmann-La Roche, Inc. v. Aurobindo Pharma Ltd. and Aurobindo Pharma USA, Inc., C.A. No. 14-cv-00990). While Warner Chilcott and Roche intend to vigorously defend the ‘938 Patent and the ‘634 Patent and protect their legal rights, the Company can offer no assurance as to when the lawsuits will be decided, whether the lawsuits will be successful or that a generic equivalent of Actonel® OaM will not be approved and enter the market prior to the expiration of the ‘938 Patent and the ‘634 Patent in 2023 (including, in each case, a 6-month pediatric extension of regulatory exclusivity).

Amrix®. In August 2014, Aptalis Pharmatech, Inc. (“Aptalis”) and Ivax International GmbH (“Ivax”), Aptalis’s licensee for Amrix, brought an action for infringement of U.S. Patent No. 7,790,199 (the “199 patent”), and U.S. Patent No. 7,829,121 (the “121 patent”) in the U.S. District Court for the District of Delaware against Apotex Inc. and Apotex Corp. (collectively “Apotex”) (Case No. 14-cv-1038). Apotex has notified Aptalis that it has filed an ANDA with the FDA seeking to obtain approval to market a generic version of Amrix before these patents expire. (The ‘199 and ‘121 patents expire in November 2023.) This lawsuit triggered an automatic stay of approval of Apotex’s ANDA until no earlier than December 27, 2016 (unless a court issues a decision adverse to Forest sooner, and subject to any other exclusivities, such as a first filer 180 day market exclusivity). On October 6, 2014, the parties filed a joint stipulation in which Apotex agreed, among other things, to waive all defenses and counterclaims with the exception of its affirmative defenses and counterclaim of non-infringement. On October 9, 2014, the district court issued a scheduling order setting a claim construction hearing in May 2015 and a trial date in November 2015. The Company believes it has meritorious claims to prevent the generic applicant from launching a generic version of Amrix. However, there can be no assurance a generic version will not be launched.

Asacol HD. In September 2011, Warner Chilcott received a Paragraph IV certification notice letter from Zydus Pharmaceuticals USA, Inc. (together with its affiliates, “Zydus”) indicating that Zydus had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of Warner Chilcott’s Asacol® 800 mg product (“ASACOL HD”). Zydus contends that Warner Chilcott’s U.S. Patent No. 6,893,662, expiring in November 2021 (the “662 Patent”), is invalid and/or not infringed. In addition, Zydus indicated that it had submitted a Paragraph III certification with respect to Medeva Pharma Suisse AG’s (“Medeva”) U.S. Patent No. 5,541,170 (the “170 Patent”) and U.S. Patent No. 5,541,171 (the “171 Patent”), formulation and method patents which the Company exclusively licenses from Medeva covering Warner Chilcott’s ASACOL products, consenting to the delay of FDA approval of the ANDA product until the ‘170 Patent and the ‘171 Patent expire in July 2013. In November 2011, Warner Chilcott filed a lawsuit against Zydus in the U.S. District Court for the District of Delaware charging Zydus with infringement of the ‘662 Patent (Warner Chilcott Co., LLC v. Zydus Pharms. (USA) Inc. et al., Case No. 1:2011cv01105). The lawsuit results in a stay of FDA approval of Zydus’ ANDA for 30 months from the date of Warner Chilcott’s receipt of the Zydus notice letter, subject to prior resolution of the matter before the court. In January 2014 the parties reached an agreement in principle to settle the case. Under the terms of the settlement, Zydus can launch its ANDA product in November 2015, or can launch an authorized generic version of Asacol HD in July 2016 if it fails to obtain FDA approval of its ANDA by such time. On June 9, 2014, Warner Chilcott announced that the parties executed a definitive settlement agreement incorporating the terms set forth above.

Atelvia. In August and October 2011 and March 2012, Warner Chilcott received Paragraph IV certification notice letters from Watson Laboratories, Inc. — Florida (together with Actavis, Inc. (formerly Watson Pharmaceuticals, Inc.) and its subsidiaries, “Actavis”), Teva and Ranbaxy Laboratories Ltd. (together with its affiliates, “Ranbaxy”) indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of Atelvia® 35 mg tablets (“Atelvia®”). The notice letters contend that Warner Chilcott’s U.S. Patent Nos. 7,645,459 (the “459 Patent”) and 7,645,460 (the “460 Patent”), two formulation and method patents expiring in January 2028, are invalid, unenforceable and/or not infringed. Warner Chilcott filed a lawsuit against Actavis in October 2011 (Warner Chilcott Co., LLC et al. v. Watson Pharms., Inc. et al., Case No. 11-cv-5989), against Teva in November 2011 (Warner Chilcott Co., LLC et al. v. Teva Pharms. USA, Inc. et al., Case No. 11-cv-6936) and against Ranbaxy in April 2012 (Warner Chilcott Co., LLC et al. v.Ranbaxy, Inc. et al., Case No. 12-cv-2474) in the U.S. District Court for the District of New Jersey charging each with infringement of the ‘459 Patent and ‘460 Patent. On August 21, 2012, the United States Patent and Trademark Office issued to the Company U.S. Patent No. 8,246,989 (the “989 Patent”), a formulation patent expiring in January 2026. The Company listed the ‘989 Patent in the FDA’s Orange Book, each of Actavis, Teva and Ranbaxy amended its Paragraph IV certification notice letter to contend that the ‘989 Patent is invalid and/or not infringed, and Warner Chilcott amended its complaints against Actavis, Teva and Ranbaxy to assert the

‘989 Patent. The lawsuits result in a stay of FDA approval of each defendant’s ANDA for 30 months from the date of Warner Chilcott’s receipt of such defendant’s original notice letter, subject to prior resolution of the matter before the court. The Company does not believe that the amendment of its complaints against Actavis, Teva and Ranbaxy to assert the ‘989 Patent will result in any additional 30-month stay. In addition, none of the ANDA filers certified against the ‘122 Patent, which covers all of the Actonel® and Atelvia® products and expires in June 2014 (including a 6-month pediatric extension of regulatory exclusivity). On October 2, 2013, Actavis divested its ANDA to Amneal Pharmaceuticals. In September 2013, Warner Chilcott received a Paragraph IV certification notice letter from Impax Laboratories, Inc. indicating that it had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of Atelvia®. Warner Chilcott filed a lawsuit against Impax on October 23, 2013, asserting infringement of the ‘459, ‘460, and ‘989 patents. The lawsuit results in a stay of FDA approval of Impax’s ANDA for 30 months from the date of Warner Chilcott’s receipt of the notice letter, subject to prior resolution of the matter before the court. On June 13, June 30, and July 15, 2014, the Company entered into settlement agreements with Ranbaxy, Amneal and Impax, respectively. Each agreement permits Ranbaxy, Amneal and Impax to launch generic versions of Atelvia® on July 9, 2025, or earlier in certain circumstances. Trial against Teva began on July 14, 2014 and concluded on July 18, 2014. The Court has not issued its decision.

While the Company intends to vigorously defend the ‘459 Patent, the ‘460 Patent, and the ‘989 Patent and pursue its legal rights, the Company can offer no assurance as to when the lawsuit will be decided, whether such lawsuit will be successful or that a generic equivalent of Atelvia® will not be approved and enter the market prior to the July 9, 2025 settlement dates above.

Canasa . In July 2013, Aptalis Pharma US, Inc. and Aptalis Pharma Canada Inc. brought actions for infringement of U.S. Patent No. 8,217,083 (the “083 patent”) and U.S. Patent No. 8,436,051 (the “051 patent”) in the U.S. District Court for the District of New Jersey against Mylan (Aptalis Pharma US, Inc., et al. v. Mylan Pharmaceuticals Inc., et al., Case No. 13-cv-4158) and Sandoz (Aptalis Pharma US, Inc., et al. v. Sandoz, Inc., Case No. 13-cv-4290). These companies have notified Aptalis that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of CANASA before these patents expire. Amended complaints were filed against these companies in November 2013 adding claims for infringement of U.S. Patent No. 7,854,384 (the “384 patent”). The ‘083, ‘051, and ‘384 patents expire in June 2028. Aptalis believes these ANDAs were filed before the patents covering Canasa were listed in the Orange Book, which generally means that Aptalis is not entitled to the 30-month stay of the approval of these ANDAs provided for by the Hatch-Waxman Act. The previously scheduled claim construction hearing set for August 27, 2014 has been postponed to an undetermined date. No trial date has been set. The Company believes it has meritorious claims to prevent the generic applicants from launching a generic version of Canasa. However, there can be no assurance a generic version will not be launched.

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

On June 6, 2014, Warner Chilcott Company LLC and Warner Chilcott (US) LLC sued Amneal Pharmaceuticals LLC and Amneal Pharmaceuticals of New York, LLC (together “Amneal”) in the United States District Court for the District of Delaware, alleging that sales of Amneal’s darifenacin tablets, a generic version of Warner Chilcott’s Enablex®, would infringe the ‘864 patent (Warner Chilcott Company LLC et al. v. Amneal Pharmaceuticals, LLC, et al., Case No. 14cv00718). The complaint seeks injunctive relief. Pursuant to the provisions of the Hatch-Waxman Act, the FDA is precluded from granting final approval to Amneal until the earlier of thirty months after the generic applicant provided Warner Chilcott with notice of its ANDA filing or the generic applicant prevails in the pending litigation, subject to any other exclusivities, such as a first filer 180 day market exclusivity. On July 7, 2014, the Company settled with Torrent. The Company also settled with Amneal on September 24, 2014. The Company has also received a Notice Letter dated June 19, 2014 from Apotex Corp et al. and an analogous complaint was filed (Warner Chilcott Company LLC et al. v. Apotex Corp., et al., Case No. 14cv00998).

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

The Company believes it has meritorious claims to prevent Apotex from launching a generic version of Enablex. However, if Apotex prevails in the pending litigation or if Amneal or another ANDA filer launches a generic version of Enablex® before the pending or any subsequent litigation is finally resolved, it could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Lo Loestrin® Fe. In July 2011 and April 2012, Warner Chilcott received Paragraph IV certification notice letters from Lupin and Actavis indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of Warner Chilcott’s oral contraceptive, Lo Loestrin® Fe. The notice letters contend that the ‘394 Patent and Warner Chilcott’s U.S. Patent No. 7,704,984 (the “984 Patent”), which cover Lo Loestrin® Fe and expire in 2014 and 2029, respectively, are invalid and/or not infringed. Warner Chilcott filed a lawsuit against Lupin in September 2011 (Warner Chilcott Co., LLC v. Lupin Ltd. et al., Case No. 11-cv-5048) and against Actavis in May 2012 (Warner Chilcott Co., LLC v. Watson Labs., Inc. et al., Case No. 12-cv-2928) in the U.S. District Court for the District of New Jersey charging each with infringement of the ‘394 Patent and the ‘984 Patent. Warner Chilcott granted Lupin and Actavis covenants not to sue on the ‘394 Patent with regard to their ANDAs seeking approval for a generic version of Lo Loestrin® Fe, and the court dismissed all claims concerning the ‘394 Patent in the Lupin and the Actavis litigations in December 2012 and February 2013, respectively. The lawsuits result in a stay of FDA approval of each defendant’s ANDA for 30 months from the date of Warner Chilcott’s receipt of such defendant’s notice letter, subject to the prior resolution of the matter before the court. On October 2, 2013, Actavis divested its ANDA to Amneal Pharmaceuticals. On October 4, 2013, Amneal Pharmaceuticals was substituted for Actavis as a defendant. A joint trial began on October 7, 2013 and concluded on October 17, 2013. On January 17, 2014, the district court issued its decision that the ‘984 Patent is valid and infringed by Lupin’s and Amneal’s respective ANDAs. On January 21, 2014, Lupin filed a notice of appeal to the United States Court of Appeals for the Federal Circuit (Appeal No. CAFC 14-1262). Oral argument regarding the matter occurred on October 9, 2014, and United States Court of Appeals for the Federal Circuit issued its decision affirming the District Court and upholding the validity of the ‘984 patent on October 22, 2014.

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

Minastrin® 24 Fe. On June 6, 2014, Warner Chilcott sued Lupin Atlantis Holdings SA, Lupin Ltd. and Lupin Pharmaceuticals, Inc. (collectively, “Lupin”) in the United States District Court for the District of Maryland, alleging that sales of Lupin’s norethindrone and ethinyl estradiol chewable tablets, a generic version of Warner Chilcott’s Minastrin® 24 Fe, would infringe U.S. Patent 6,667,050 (the “050 patent”). The Complaint seeks an injunction. Pursuant to the provisions of the Hatch-Waxman Act, the FDA is precluded from granting final approval to the generic applicants until the earlier of thirty months after the generic applicant provided Warner Chilcott with notice of its abbreviated new drug application filing or the generic applicant prevails in the pending litigation. Warner Chilcott further notes that FDA will not approve any ANDA product before May 8, 2016 due to Minastrin® 24 Fe’s new dosage form exclusivity, which expires on that date. The litigation against Lupin is pending. Warner Chilcott notes that on April 29, 2014, several of the claims of the ‘050 patent were declared invalid in the Generess litigation discussed above. Warner Chilcott has appealed the Generess decision and the appeal is currently pending. The Company believes Warner Chilcott has meritorious claims on appeal. However, if Lupin prevails in the Generess appeal, or in the instant litigation, it could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Namenda®. In June 2014, Forest Laboratories, Inc., Forest Laboratories Holdings, Ltd. (collectively, “Forest”) and Merz Pharma, Forest’s licensor for Namenda (all collectively, “Plaintiffs”), brought an action for infringement of U.S. Patent No. 5,061,703 (the “703 patent”) in the U.S. District Court for the District of Delaware against Aurobindo Pharma USA Inc. and Aurobindo Pharma Ltd. (collectively “Aurobindo”) (Case No. 14-cv-833). Aurobindo has notified Plaintiffs that it has filed an ANDA with the FDA seeking to obtain approval to market a generic version of Namenda before the ‘703 patent expires. On or about June 16, 2014, the FDA informed Forest that pediatric exclusivity had been granted for studies conducted on memantine hydrochloride, the active ingredient of Namenda. (As a result, the ‘703 patent expires in October 2015.) This lawsuit triggered an automatic stay of approval of Aurobindo’s ANDA until no later than the expiration of the ‘703 patent (unless a court issues a decision adverse to Forest sooner, and subject to any other exclusivities, such as a first filer 180 day market exclusivity). No trial date has been set. The Company believes it has meritorious claims to prevent the generic applicant from launching a generic version of Namenda. However, there can be no assurance a generic version will not be launched.

Namenda XR. In January, February, April, May, August and October 2014, Forest Laboratories, Inc., Forest Laboratories Holdings, Ltd. (collectively, “Forest”) and Merz Pharma and Adamas Pharmaceuticals, Forest’s licensors for Namenda XR (all collectively, “Plaintiffs”), brought actions for infringement of some or all of U.S. Patent No. 5,061,703 (the “703 patent”), U.S. Patent No. 8,039,009 (the “009 patent”), U.S. Patent No. 8,168,209 (the “209 patent”), U.S. Patent No. 8,173,708 (the “708 patent”), U.S. Patent No. 8,283,379 (the “379 patent”), U.S. Patent No. 8,329,752 (the “752 patent”), U.S. Patent No. 8,362,085 (the “085 patent”), and U.S. Patent No. 8,598,233 (the “233 patent”) in the U.S. District Court for the District of Delaware against Wockhardt, Teva, and Sun (Forest Laboratories, Inc., et al. v. Teva Pharmaceuticals USA, Inc., et al., Case No. 14-cv-121), Apotex, Anchen, Zydus, Watson, and Par (Forest Laboratories, Inc., et al. v. Apotex Corp., et al., Case No. 14-cv-200), Mylan,

Amneal, and Amerigen (Forest Laboratories, Inc., et al. v. Amneal Pharmaceuticals LLC, et al., Case No. 14-cv-508), Ranbaxy (Forest Laboratories, Inc., et al. v. Ranbaxy Inc., et al., Case No. 14-cv-686), Lupin (Forest Laboratories, LLC, et al. v. Lupin Limited, et al., Case No. 14-cv-1058), and Amerigen (Forest Laboratories, LLC, et al. v. Amerigen Pharmaceuticals, Inc., et al., Case No. 14-cv-1271 (and related subsidiaries and affiliates thereof. These companies have notified Plaintiffs that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Namenda XR before these certain patents expire. On or about June 16, 2014, the FDA informed Forest that pediatric exclusivity had been granted for studies conducted on memantine hydrochloride, the active ingredient of Namenda XR. (As a result, the ‘703 patent expires in October 2015, the ‘009 patent expires in September 2029, and the ‘209, ‘708, ‘379, ‘752, ‘085, and ‘233 patents expire in May 2026.) These lawsuits triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than June 2016 (unless a court issues a decision adverse to Plaintiffs sooner). On June 11, 2014, Mylan filed a motion to dismiss for lack of personal jurisdiction, which Plaintiffs opposed on June 30, 2014. Mylan’s motion remains pending. On October 17, 2014, Forest and Actavis Laboratories FL, Inc. (f/k/a Watson Laboratories, Inc. — Florida) filed a stipulation dismissing their respective claims without prejudice. On November 3, 2014, Plaintiffs entered into a settlement agreement with Wockhardt. Under the terms of the settlement agreement, and subject to review of the settlement terms by the U.S. Federal Trade Commission, Plaintiffs will provide a license to Wockhardt that will permit it to launch its generic version of Namenda XR as of the date that is the later of (a) two (2) calendar months prior to the expiration date of the last to expire of the ‘703 patent, the ‘209 patent, the ‘708 patent, the ‘379 patent, the ‘752 patent, the ‘085 patent, and the ‘233 patent, including any extensions and/or pediatric exclusivities; or (b) the date that Wockhardt obtains final FDA approval of its ANDA, or earlier in certain circumstances. No trial date has been set. The Company believes it has meritorious claims to prevent the generic applicants from launching a generic version of Namenda XR. However, there can be no assurance a generic version will not be launched.

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

Savella. In September, October, and November 2013, and February 2014, Forest Laboratories, Inc., Forest Laboratories Holdings, Ltd. (collectively, “Forest”) and Royalty Pharma Collection Trust (“Royalty”), Forest’s licensor for Savella, brought actions for infringement of U.S. Patent No. 6,602,911 (the “911 patent”), U.S. Patent No. 7,888,342 (the “342 patent”), and U.S. Patent No. 7,994,220 (the “220 patent”) in the U.S. District Court for the District of Delaware against Amneal (Case No. 13-cv-1737), Apotex (Case No. 13-cv-1602), First Time US Generics (Case No. 13-cv-1642), Glenmark (Case No. 14-cv-159), Hetero (Case No. 13-cv-1603), Lupin (Case No. 13-cv-1604), Mylan (Case No. 13-cv-1605), Par (Case No. 13-cv-1606), Ranbaxy (Case No. 13-cv-1607), Sandoz (Case No. 13-cv-1830), and related subsidiaries and affiliates thereof. These companies have notified Forest and Royalty that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Savella before these patents expire. (The ‘342 patent expires in November 2021, the ‘911 patent expires in January 2023, and the ‘220 patent expires in September 2029.) These lawsuits triggered an automatic stay of approval of the applicable ANDAs until July 14, 2016 (unless a court issues a decision adverse to Forest and Royalty Pharma sooner). On March 7, 2014, Forest and Royalty voluntarily dismissed, without prejudice, all claims against Sandoz. On March 20, 2014, the district court consolidated all of the remaining pending actions for all purposes and issued a scheduling order setting a claim construction hearing in December 2015 and a trial date in January 2016. On May 12, 2014, Forest and Royalty entered into a settlement agreement with First Time US Generics. Under the terms of the settlement agreement, and subject to review of the settlement terms by the U.S. Federal Trade Commission, Forest will provide a license to First Time that will permit it to launch its generic version of Savella as of the date that is the later of (a) six (6) calendar months prior to the expiration date of the last to expire of the ‘911 patent, the ‘342 patent, and the ‘220 patent, including any extensions and/or pediatric exclusivities; or (b) the date that First Time obtains final FDA approval of its ANDA, or earlier in certain circumstances. The Company believes it has meritorious claims to prevent the generic applicants from launching a generic version of Savella. However, there can be no assurance a generic version will not be launched.

Saphris®. In September and October 2014, Forest Laboratories, LLC, and Forest Laboratories Holdings, Ltd. (collectively, “Forest”) brought actions for infringement of some or all of U.S. Patent No. 5,763,476 (the “476 patent”), U.S. Patent No. 7,741,358 (the “358 patent”) and U.S. Patent No. 8,022,228 (the “228 patent”) in the U.S. District Court for the District of Delaware against Sigmapharm Laboratories, LLC (“Sigmapharm”) (Case No. 14-cv-1119) and Hikma Pharmaceuticals, LLC (“Hikma”) (Case No. 14-cv-1266), and related subsidiaries and affiliates thereof. These companies have notified Forest that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Saphris before the ‘476 and ‘358 patents expire (Sigmapharm), and before the ‘358 patent expires (Hikma). (The ‘476 patent expires in June 2020, and the ‘358 and ‘228 patents expire in April 2026.) These lawsuits triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than February 13, 2017 (unless a court issues a decision adverse to Forest sooner). The Company believes it has meritorious claims to prevent the generic applicants from launching a generic version of Saphris. However, there can be no assurance a generic version will not be launched.

Patent Defense Matters

Bayer Patent Litigation. In August 2012, Bayer Pharma AG (together with its affiliates, “Bayer”) filed a complaint against Warner Chilcott in the U.S. District Court for the District of Delaware alleging that Warner Chilcott’s manufacture, use, offer for sale, and/or sale of its Lo Loestrin® Fe oral contraceptive product infringes Bayer’s U.S. Patent No. 5,980,940 (Bayer Intellectual Property GMBH et al. v. Warner Chilcott Co., LLC et al., Case No. 12-cv-1032). In the complaint, Bayer seeks injunctive relief and unspecified monetary damages for the alleged infringement. In December 2012, Bayer amended the complaint to add a patent interference claim seeking to invalidate the Company’s ‘984 Patent, which covers the Lo Loestrin® Fe product. In June 2014, a claim construction hearing was held before the Court, and the the Court issued its constructions on October 9, 2014.

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

Ibandronate Tablets (Generic version of Boniva®). On September 21, 2007, Hoffmann-La Roche Inc. sued Cobalt Laboratories, Inc. and Cobalt Pharmaceuticals Inc. (both of which were subsequently acquired by Watson in 2009) in the United States District Court for the District of New Jersey, alleging that sales of Ibandronate Tablets, a generic version of Hoffmann-La Roche’s Boniva® tablets, would infringe U.S. Patent Nos. 4,927,814 (the ‘814 Patent); 6,294,196 (the ‘196 Patent); and 7,192,938 (the ‘938 Patent) (Hoffmann-La Roche Inc. v. Cobalt Pharmaceuticals Inc., et. al., Case No. 07cv4540). The complaint sought damages and injunctive relief. Thereafter, Hoffmann-La Roche asserted additional claims, alleging infringement of U.S. Patent Nos. 7,410,957 (the ‘957 Patent) and 7,718,634 (the ‘634 patent) against Cobalt, and the parties entered into stipulations to dismiss Hoffman-La Roche’s claims related to the ‘196 and the ‘938 Patent. On August 24, 2010, the District Court granted Hoffmann-La Roche’s motion for summary judgment that Cobalt would infringe at least one claim of the ‘814 patent. On March 17, 2012, the ‘814 patent expired, leaving the ‘957 and ‘634 patents as the only patents in suit. On May 7, 2012, the District Court granted the Company’s motion for summary judgment that certain claims of the ‘634 patent are invalid. In June 2012, the Company began selling its generic version of Boniva®. On October 1, 2012, the District Court granted Cobalt’s motion for summary judgment that certain claims of the ‘957 patent are invalid. On January 25, 2013 the District Court denied Plaintiffs’ motion for reconsideration of the summary judgment decisions finding the ‘634 patent and ‘957 patent claims invalid. The plaintiff appealed. The Court of Appeals heard oral arguments on the appeal on December 6, 2012. On April 11, 2014, the Federal Circuit affirmed the district court’s decision that the ‘957 and ‘634 patents are invalid. On May 12, 214, Hoffman- La Roche filed a petition for rehearing, and the defendants responded on June 10, 2014. On July 11, 2014, the Court of Appeals denied the petition for rehearing. On October 9, 2014, Hoffman- La Roche filed a petition for certiorari with the United States Supreme Court. The Company believes it has substantial meritorious defenses to the case. However, the Company has sold and is continuing to sell its generic version of Boniva®. Therefore, an adverse final appellate determination that one of the patents in suit is valid and infringed could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Oxymorphone Extended-Release Tablets (Generic version of Opana® ER). On December 11, 2012, Endo Pharmaceuticals Inc. (“Endo”) sued Actavis and certain of its affiliates in the United States District Court for the Southern District of New York, alleging that sales of the Company’s 7.5 mg and 15 mg oxymorphone extended-release tablets, generic versions of Endo’s Opana® ER, infringe U.S. Patent Nos. 7,851,482; 8,309,122; and 8,329,216, which the USPTO recently issued or Endo recently acquired (Endo Pharms. Inc. v. Actavis Inc. et al., Case No. 12-cv-8985). On July 11, 2013, the FDA approved Actavis’ 5 mg, 10 mg, 20 mg, 30 mg, and 40 mg oxymorphone extended-release tablets. On August 6, 2013, Endo filed a motion for a preliminary injunction seeking to prevent Actavis from selling its 5 mg, 10 mg, 20 mg, 30 mg, and 40 mg oxymorphone extended-release tablets. On September 12, 2013, the Court denied Endo’s motion for a preliminary injunction and Actavis began selling its generic versions of Opana® ER. On September 17, 2013, Endo filed a motion for an injunction pending appeal, which the Federal Court of Appeals for the Federal Circuit denied on November 21, 2013. On January 9, 2014, the Federal Circuit heard oral arguments on Endo’s appeal of the district court’s denial of the motion for a preliminary injunction. On March 31, 2014, the Federal Circuit reversed the district court’s denial of Endo’s motion for a preliminary injunction and remanded the matter to the district court for further consideration. Trial in this matter will begin in March 2015. The Company believes it has substantial meritorious defenses to the case. However, Actavis has sold and is continuing to sell its generic versions of Opana® ER, 5mg, 7.5 mg, 10 mg, 15 mg, 20 mg, 30 mg and 40 mg. Therefore, an adverse final determination that one of the patents in suit is valid and infringed could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Tranexamic Acid Tablets (Generic version of Lysteda®). On July 7, 2011, Ferring B.V. sued Watson in the United States District Court for the District of Nevada, alleging that sales of the Company’s tranexamic acid tablets, a generic version of Ferring’s Lysteda® tablets, would infringe U.S. Patent No. 7,947,739 (“the ‘739 patent”) (Ferring B.V. v. Watson Pharmaceuticals, Inc., et. al., Case No. 3:11-cv-00481). On November 25, 2011, Ferring filed a second complaint in the District of Nevada alleging that sales of Actavis’ tranexamic acid tablets would infringe U.S. Patent No. 8,022,106 (“the ‘106 patent”). (Ferring B.V. v. Watson Pharmaceuticals, Inc., et. al., Case No. 3:11-cv-00853). On November 9, 2012, Ferring filed a third complaint in the District of Nevada alleging that sales of Actavis’ tranexamic acid tablets would infringe U.S. Patent No. 8,273,795 (“the ‘795 patent”) (Ferring B.V. v. Watson Pharmaceuticals, Inc., et. al., Case No. 2:12-cv-01935). The District Court consolidated all three cases. On January 3, 2013, Actavis began selling its generic version of Lysteda®. On September 6, 2013, Ferring filed a fourth complaint in the District of Nevada alleging that sales of Actavis’ tranexamic acid tablets would infringe U.S. Patent No. 8,487,005 (“the ‘005 patent”) (Ferring B.V. v. Actavis, Inc., et. al., Case No. 3:13-cv-00477). The fourth complaint also seeks damages for the alleged infringement of the ‘739, ‘106, ‘759, and ‘005 patents by Actavis’ sales of its generic version of Lysteda®. The fourth case has not been consolidated with the first three cases, and Actavis has filed a motion to dismiss that action. On July 23, 2014, the District Court granted Actavis’s motion to dismiss Ferring’s damages claims with respect to the ‘739, ‘106, and ‘795 patents, but denied Actavis’s motion to dismiss the ‘005 patent claims. Trial regarding the ‘739, ‘106 and ‘759 patents began on January 21, 2014, and on January 30, 2014, the Judge tentatively ruled that the ‘739, ‘106 and ‘759 patents are valid and infringed by Watson’s ANDA product. On April 15, 2014, the district court entered judgment that Watson’s products infringe the ‘739, ‘106 and ‘759 patents and entered an injunction preventing the Company from further sales. On April 15, 2014, the Company filed a notice of appeal. On April 16, 2014, the Company filed a motion to stay the injunction pending appeal in the Federal Circuit. On April 28, 2014, the Federal Circuit granted the motion to stay the district court’s injunction pending appeal. On August 22, 2014, the Federal Circuit reversed the District Court’s decision, holding that Watson’s products do not infringe the ‘739, ‘106 and ‘759 patents and vacated the injunction. On September 22, 2014, Ferring filed a petition for rehearing with the Federal Circuit. On October 27, 2014, the Federal Circuit denied Ferring’s petition for rehearing, and the mandate will issue on November 3, 2014. The Company believes it has substantial meritorious defenses to the case. However, Actavis has sold and is continuing to sell its generic version of Lysteda®. Therefore, an adverse final determination that one of the patents in suit is valid and infringed could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Product Liability Litigation

Actonel® Litigation. Warner Chilcott is a defendant in approximately 217 cases and a potential defendant with respect to approximately 378 unfiled claims involving a total of approximately 603 plaintiffs and potential plaintiffs relating to Warner Chilcott’s bisphosphonate prescription drug Actonel®. The claimants allege, among other things, that Actonel® caused them to suffer osteonecrosis of the jaw (“ONJ”), a rare but serious condition that involves severe loss or destruction of the jawbone, and/or atypical fractures of the femur (“AFF”). All of the cases have been filed in either federal or state courts in the United States. Warner Chilcott is in the initial stages of discovery in these litigations. The 378 unfiled claims involve potential plaintiffs that have agreed, pursuant to a tolling agreement, to postpone the filing of their claims against Warner Chilcott in exchange for Warner Chilcott’s agreement to suspend the statutes of limitations relating to their potential claims. In addition, Warner Chilcott is aware of four purported product liability class actions that were brought against Warner Chilcott in provincial courts in Canada alleging, among other things, that Actonel® caused the plaintiffs and the proposed class members who ingested Actonel® to suffer atypical fractures or other side effects. It is expected that these plaintiffs will seek class certification. Of the approximately 607 total Actonel®-related claims, approximately 76 include ONJ-related claims, approximately 514 include AFF-related claims and approximately four include both ONJ and AFF-related claims. In some of the cases, manufacturers of other bisphosphonate products are also named as defendants. Plaintiffs have typically asked for unspecified monetary and injunctive relief, as well as attorneys’ fees. Warner Chilcott is reviewing these lawsuits and potential claims and intends to defend these claims vigorously.

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

In May 2013, Warner Chilcott entered into a settlement agreement in respect of up to 74 ONJ-related claims, subject to the acceptance thereof by the individual respective claimants. Warner Chilcott recorded a charge in the six months ended June 30, 2013 in the amount of $2.0 million in accordance with ASC Topic 450 “Contingencies” in connection with Warner Chilcott’s entry into the settlement agreement. This charge represents Warner Chilcott’s current estimate of the aggregate amount that is probable to be paid by Warner Chilcott in connection with the settlement agreement. In September 2013, Warner Chilcott entered into a separate settlement agreement in respect of up to 53 additional ONJ-related claims, subject to the acceptance thereof by the individual respective claimants. Assuming that all of the relevant claimants accept the settlement agreements, approximately 562 Actonel®-related claims would remain outstanding, of which approximately 31 include ONJ-related claims, approximately 514 include AFF-related claims and approximately four include both ONJ and AFF-related claims. However, it is impossible to predict with certainty (i) the number of such individual claimants that will accept the settlement agreement or (ii) the outcome of any litigation with claimants rejecting the settlement or other plaintiffs and potential plaintiffs with ONJ, AFF or other Actonel®-related claims, and the Company can offer no assurance as to the likelihood of an unfavorable outcome in any of these matters. An estimate of the potential loss, or range of loss, if any, to the Company relating to proceedings with (i) claimants rejecting the settlement or (ii) other plaintiffs and potential plaintiffs with ONJ, AFF or other Actonel®-related claims is not possible at this time. The Company believes it has substantial meritorious defenses to these cases and Warner Chilcott maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Alendronate Litigation. Beginning in 2010, a number of product liability suits were filed against the Company and certain of its affiliates, as well as other manufacturers and distributors of alendronate, for personal injuries including femur fractures and ONJ allegedly arising out of the use of alendronate. Approximately 134 cases are pending against Actavis and/or its affiliates in various state and federal courts, representing claims by approximately 177 plaintiffs. These cases are generally at their preliminary stages. Fifty-two lawsuits also name as a defendant Cobalt Laboratories, which Watson acquired in 2009 as part of its acquisition of the Arrow Group, in connection with Cobalt’s manufacture and sale of alendronate. Twenty cases naming the Company and/or its affiliates were consolidated for pre-trial proceedings as part of a multi-district litigation (MDL) matter pending in the United States District Court for the District of New Jersey (In re: Fosamax (Alendronate Sodium) Products Liability Litigation, MDL No. 2243). In 2012, the United States District Court for the District of New Jersey granted the Company’s motion to dismiss all of the cases then pending against the Company in the New Jersey MDL. The Third Circuit affirmed. Any cases filed against the Company in the District of New Jersey MDL after the Court’s January 2012 dismissal are subject to a case management order that calls for their dismissal unless plaintiffs can establish that their claims should be exempted from the 2012 dismissal order. To date, no plaintiff with a post-January 2012 complaint in the District of New Jersey against the Company has moved for such exemption and all such cases have been dismissed. Eleven other cases were part of an MDL in the United States District Court for the Southern District of New York, where the Company filed a similar motion to dismiss. The Court granted, in part, that motion to dismiss, which has resulted in the dismissal of eight cases. The Company has also been served with nine cases that are part of consolidated litigation in the California Superior Court (Orange County). The Orange County Court partially granted a similar motion to dismiss, but the Company has not yet been able to determine how that will affect the cases filed against and served on it. Generic drug manufacturers similarly situated to the Company have petitioned the U.S. Supreme Court for review of the California decision. All cases pending in state courts in Kentucky and Missouri have been discontinued against the Company. The remaining 122 active cases are part of a mass tort coordinated proceeding in the Superior Court of New Jersey, Atlantic County. In that state court proceeding, the Court granted, in part, a motion to dismiss. As a result, the Company has obtained the stipulated dismissal of 297 cases. Due to a recent reorganization of the mass tort docket in the State of New Jersey, the coordinated alendronate proceedings will be transferred to Middlesex County some time before the end of 2014. The Company has not yet determined what affect, if any, the transfer of venue will have on the New Jersey state court litigation. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if our indemnification arrangements or insurance do not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Benicar® Litigation. Approximately 22 actions involve allegations that Benicar®, a treatment for hypertension that Forest co-promoted with Daiichi Sankyo between 2002 and 2008, caused certain gastrointestinal injuries. Under Forest’s Co-Promotion Agreement, Daiichi Sankyo is defending us in these lawsuits.

Celexa®/Lexapro® Litigation. Forest and its affiliates are defendants in 12 actions involving allegations that Celexa® or Lexapro® caused or contributed to individuals committing or attempting suicide, or caused a violent event. The MDL that was established for the federal suicidality-related litigation in the U.S. District Court for the Eastern District of Missouri has concluded and the remaining cases have been remanded to the federal district courts in which they were filed originally. The Company was granted summary judgment in the first case set for trial. There are no trials presently scheduled in 2014 and seven trials are scheduled in these actions in 2015.

Approximately 200 of the actions against Forest and its affiliates involve allegations that Celexa® or Lexapro® caused various birth defects. Several of the cases involve multiple minor-plaintiffs. The majority of these actions have been consolidated in Cole County Circuit Court in Missouri. One action is set for trial in Cole County in November 2015. Multiple actions also were filed in New Jersey and at present there are 10 actions pending in Hudson County, New Jersey. One action is pending in Orange County, California and is set for trial in June 2015. Of the actions pending in other jurisdictions none are set for trial.

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

Propoxyphene Litigation. Beginning in 2011, a number of product liability suits were filed against Watson and certain of its affiliates, as well as other manufacturers and distributors of propoxyphene, for personal injuries including adverse cardiovascular events or deaths allegedly arising out of the use of propoxyphene. Cases are pending against Watson and/or its affiliates in various state and federal courts, representing claims by approximately 1,385 plaintiffs. Approximately 77 of the cases naming Watson were consolidated for pre-trial proceedings as part of a multi-district litigation (MDL) matter pending in the United States District Court for the Eastern District of Kentucky (In re: Darvocet, Darvon, and Propoxyphene Products Liability Litigation, MDL No. 2226). Four of the MDL cases were voluntarily dismissed by plaintiffs with prejudice. On June 22, 2012, the court hearing the MDL cases granted the generic defendants’ joint motion to dismiss the remaining MDL cases. Approximately 34 of the dismissed cases were appealed by the plaintiffs to the United States Court of Appeals for the Sixth Circuit. On June 27, 2014, the Sixth Circuit issued its opinion affirming the District Court’s dismissal of the generic defendants in all respects. It is anticipated that the plaintiffs will seek further review by the United States Supreme Court. They have 90 days from the issuance of the Sixth Circuit’s decision within which to file a petition for a writ of certiorari with the United States Supreme Court. Plaintiffs have not filed such petition to date. In addition to the 77 consolidated cases, the MDL court remanded seven additional cases to California state court. Defendants jointly filed a petition with the Sixth Circuit to appeal that remand, which petition was denied, as was the subsequently filed petition for rehearing on the petition to appeal. The Sixth Circuit’s Order denying Defendants’ petition for rehearing was recently vacated due to the Ninth Circuit’s granting of a petition for en banc rehearing on the same issue. The Ninth Circuit case involves remand by a federal court in California to state court in a propoxyphene case involving the same defendants. The Sixth Circuit has now stayed these 7 cases pending the ruling of the Ninth Circuit on the issue. Approximately 35 of the cases naming Watson or its affiliates have been consolidated in a state court proceeding pending in the Superior Court of California in Los Angeles. After the consolidation, the defendants jointly removed all of the cases to various US District Courts in California after which counsel for the plaintiffs moved to remand the cases back to state court. The various US district Court Judges granted the motions. The defendants jointly appealed the remand of these cases to the Ninth Circuit Court of Appeals. The Ninth Circuit affirmed the granting of the motions to remand. The defendants then jointly petitioned the Ninth Circuit for an en banc rehearing of the defendants’ appeal. The Ninth Circuit granted the defendants’ Petition and oral argument was heard on June 26, 2014. The Ninth Circuit has not yet ruled on the rehearing of defendants’ appeal. Depending on the Ninth Circuit’s ruling, these cases will either be sent back to the MDL court (which is expected to dismiss them on the same basis on which it dismissed the other cases against the generic defendants) or they will be remanded to the California state court to be litigated in that forum. If the cases return to state court, they will be in their preliminary stages and we intend to file demurrers and/or motions to dismiss. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Testosterone Litigation. Beginning in 2014, a number of product liability suits were filed against the Company and certain of its affiliates, as well as other manufacturers and distributors of testosterone products, for personal injuries including but not limited to cardiovascular events allegedly arising out of the use of Androderm®. Actavis, Inc. and one or more of its subsidiaries have been served in 18 currently pending federal court actions. On June 6, 2014 the Judicial Panel on Multidistrict Litigation ordered all federal actions claiming injury from testosterone products be consolidated for pretrial proceedings in the U.S. District Court for the Northern District of Illinois (In re Testosterone Replacement Therapy Products Liability Litigation, MDL 2545). Accordingly, the aforementioned federal actions have been consolidated into MDL 2545. The Company anticipates that additional suits will be filed. These cases are in the initial stages and discovery has not yet commenced. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Zarah Litigation. A number of product liability suits, eight (8) in total, are pending against the Company and/or certain of its affiliates as well as other manufacturers and distributors of oral contraceptive products for personal injuries allegedly arising out of the use of the generic oral contraceptive, Zarah®. All of the actions are consolidated in the Yaz/Yasmin Multidistrict Litigation pending in the United States District Court for the Southern District of Illinois. The injuries alleged include, but are not limited to, pulmonary emboli, deep vein thrombosis, and gallbladder disease. These cases are in the initial stages and discovery has not yet commenced. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if our insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

The Company is aware of three qui tam complaints filed by former Warner Chilcott sales representatives and unsealed in February and March 2013 and March 2014 (United States ex rel. Lisa A. Alexander and James P. Goan. v. Warner Chilcott PLC, et al., D. Mass. No. 11-10545 and United States et al. ex rel. Chris Wible, v. Warner Chilcott PLC, et al., D. Mass. No. 11-11143; People of the State of California ex rel. Schirrell Johnson, Lisa A. Alexander and James P. Goan v. Warner Chilcott PLC, et al., CA Super. Ct., Case No. BC496620-MHS). The unsealed federal qui tam complaints allege that Warner Chilcott violated Federal and state false claims acts through the promotion of all of Warner Chilcott’s current key products by, among other things, making improper claims concerning the products, providing kickbacks to physicians and engaging in improper conduct concerning prior authorizations. The complaints seek, among other things, treble damages, civil penalties of up to eleven thousand dollars for each alleged false claim and attorneys’ fees and costs. Other similar complaints may exist under seal. The United States of America has elected not to intervene at this time in the unsealed Alexander/Goan or Wible qui tam actions, stating at the times of the relevant seal expirations that its investigation of the allegations raised in the relevant complaint was continuing and, as such, it was not able to decide at such time whether to intervene in the action. The United States of America may later seek to intervene, and its election does not prevent the plaintiffs/relators from litigating the actions. The government has, however, successfully moved the court in the Alexander and Goan litigation to stay that proceeding through December 1, 2014. On December 2, 2013, plaintiff in the Wible action filed a notice of voluntary dismissal with respect to all of its claims except his for retaliation and claims under CA and IL state law.

Warner Chilcott moved to dismiss the remaining cause of action in this Wible complaint on December 20, 2013. While the Company’s motion was pending, the plaintiff in Wible moved for leave to file a third amended complaint which the court granted thus rendering the Company’s motion to dismiss moot. The Company and the plaintiff in Wible have reached an agreement to settle the matter. The State of California declined to intervene in the recently unsealed Johnson/Alexander/Goan qui tam action. Warner Chilcott removed the Johnson/Alexander/Goan case to the federal court for the Central District of California (Civ. No. 14-3249). On May 30, 2014, Warner Chilcott filed a motion to dismiss the Johnson/Alexander/Goan complaint. Rather than respond to the motion, Plaintiffs filed an amended complaint on August 8, 2014. Warner Chilcott’s response to the amended complaint was filed on September 12, 2014. Plaintiffs filed their opposition to the motion on October 17, 2014 and Warner Chilcott’s reply brief is due on October 31, 2014. Oral argument on the motion is scheduled for November 21, 2014. Warner Chilcott intends to vigorously defend itself in the litigations. However, these cases are in the early stages of litigation, it is impossible to predict with certainty the outcome of any litigation, and the Company can offer no assurance as to when the lawsuits will be decided, whether Warner Chilcott will be successful in its defense and whether any additional similar suits will be filed. If these claims are successful such claims could adversely affect the Company and could have a material adverse effect on the Company’s business, financial condition, results of operation and cash flows.

Forest received a subpoena dated August 5, 2013 from the U.S. Department of Health and Human Services, Office of Inspector General. The subpoena requests documents relating to the marketing and promotion of Bystolic®, Savella®, and Namenda®, including with respect to speaker programs for these products. In February 2014, the U.S. District Court for the Eastern District of Wisconsin unsealed a qui tam complaint with the caption “United States of America ex rel. Kurt Kroening et al. v. Forest Pharmaceuticals, Inc. and Forest Laboratories, Inc.” This complaint, which was filed in April 2012, asserts claims under the False Claims Act and contains allegations regarding off-label promotion of Bystolic® and Savella® and “kickbacks” provided to physicians to induce prescriptions of Bystolic®, Savella®, and Viibryd®. Plaintiff filed an amended complaint on June 13, 2014. Forest’s response to the complaint is due by December 15, 2014. In January 2014, the Eastern District of Wisconsin U.S. Attorney’s Office notified the court that it had not completed its investigation and therefore would not intervene in the action at that time (while reserving the right to intervene at a later date). We are continuing to cooperate with this investigation and to discuss these issues with the government. We intend to vigorously defend against the complaint. At this time, we do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

In April 2014, the U.S. District Court for the District of Massachusetts unsealed a qui tam complaint with the caption “United States of America ex rel. Timothy Leysock v. Forest Laboratories, Inc. and Forest Pharmaceuticals, Inc.” This complaint, which was filed in July 2012, asserts claims under the False Claims Act and contains allegations regarding off-label promotion of Namenda®. An Amended Complaint was filed in October 2012 and a Second Amended Complaint was filed in April 2014. On April 16, 2014, the District of Massachusetts U.S. Attorney’s Office notified the court that it was declining to intervene in the action. We intend to vigorously defend against the complaint. We filed a motion to dismiss the Second Amended Complaint on June 30, 2014. On October 27, 2014, the court issued a decision, granting in part and denying in part Forest’s motion, dismissing the False Claims Act conspiracy claim only. At this time, we do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

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

On February 28, 2014, May 7, 2014, and May 29, 2014, Forest received Investigatory Subpoenas from the New York Attorney General’s Office primarily requesting (1) information regarding plans to discontinue the sale of Namenda® tablets and (2) the Company’s agreements with ANDA filers for Bystolic®. We are cooperating in responding to the subpoena. On October 22, 2014, the Company received a Civil Investigative Demand from the Texas Attorney General’s Office also seeking information regarding the Company’s plans to discontinue the sale of Namenda tablets. We are cooperating in responding to Texas’ requests for information.

On September 12, 2104, Actavis received an investigatory subpoena from the Office of the U.S. Attorney of the District of South Carolina. The subpoena requests information and documents relating to certain categories of drug pricing including, but not limited to, Average Wholesale Price and Wholesale Acquisition Cost. The company intends to cooperate with this subpoena.

Paroxetine Investigation. On April 19, 2013, the UK Office of Fair Trading (which closed in April, 2014 in connection with a government restructuring and transferred responsibility for this matter to the U.K. Competition and Markets Authority) issued a Statement of Objections against GlaxoSmithKline (“GSK”) and various generic drug companies, including Actavis UK Limited, formerly known as

Alpharma Limited, now a subsidiary of the Company, alleging that GSK’s settlements with such generic drug companies improperly delayed generic entry of paroxetine, in violation of the United Kingdom’s competition laws. The Company has responded to the Statement of Objections, and believes it has substantial meritorious defenses to the allegations. However, an adverse determination in the matter could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

In 2011, Watson settled certain claims made against it by a relator in a qui tam action brought against the Company on behalf of the United States. The settlement of that qui tam action resolved all claims on behalf of the United States asserted in that action except for claims relating to the federal share of Medicaid payments made by the States of Alabama, Alaska, Kentucky, Idaho, Illinois, South Carolina and Wisconsin. The Company subsequently settled all claims, including the claims on behalf of the United States, brought by Alabama. In addition, the Company has reached settlements with the states of the Louisiana, Missouri and Kansas and has an agreement in principle with the state of South Carolina though the Company has yet to reach definitive agreement with that state. The court in the Utah case recently dismissed that state’s claims against the Company. The case against Watson on behalf of Kentucky was tried in November 2011. The jury reached a verdict in Watson’s favor on each of Kentucky’s claims against Watson. An agreed form of judgment has been entered and the case now has been dismissed with prejudice. The case against Watson on behalf of Mississippi was tried from November 2012 through April 2013. On August 28, 2013, the court issued a ruling in favor of the state and awarded the state $12.4 million in compensatory damages and civil penalties, and on March 20, 2014 issued its ruling imposing an additional $17.9 million in punitive damages. Post-trial motions were filed and denied by the court. The Company is appealing both the original and punitive damage awards.

In addition, Forest and certain of its affiliates are defendants in three state court actions that allege that the plaintiffs (all governmental entities) were overcharged for their share of Medicaid drug reimbursement costs as a result of reporting by manufacturers of “average wholesale prices” (“AWP”) that did not correspond to actual provider costs of prescription drugs. These actions are pending in Illinois (commenced February 7, 2005), Mississippi (commenced October 20, 2005), Utah (commenced May 2008), and Wisconsin (a qui tam AWP action commenced by the former Attorney General of the State of Wisconsin on February 20, 2012 that the State declined to join). Discovery is ongoing in these actions. On November 15, 2013, the plaintiff in the Mississippi action moved for leave to file a Second Amended Complaint. On March 26, 2014, the Mississippi state court granted plaintiff’s motion in part, but denied plaintiff’s request to add generic drug products to its claims. Forest has filed a motion to dismiss certain of the claims asserted in the Second Amended Complaint. On May 21, 2014, the plaintiff in the Mississippi action filed a separate complaint asserting claims against Forest with respect to the pricing of its generic drugs, and Forest has filed a motion to dismiss certain of these claims. A trial in the Mississippi action is scheduled in August 2015. A motion to dismiss the Utah action was granted, but the Utah Supreme Court, while upholding the lower court’s ruling regarding a statute of limitations issue, reversed that ruling and allowed the plaintiff to replead. The plaintiff filed another Amended Complaint, and the defendants filed a motion to dismiss. This motion to dismiss was denied in part, and discovery is proceeding. On February 17, 2014, the Wisconsin state court granted defendants’ motion to dismiss plaintiff’s Second Amended Complaint. On April 14, 2014, plaintiff filed a motion for leave to file a Third Amended Complaint, and on May 16, 2014, plaintiff filed an appeal of the court’s February 17, 2014 ruling. On June 12, 2014, the court denied plaintiff’s motion to file a Third Amended Complaint and dismissed the case without prejudice. The plaintiff in the Wisconsin case has abandoned its appeal of the lower court’s dismissal of its complaint. We intend to continue to vigorously defend against these actions. At this time, we do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

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

Medicaid Drug Reimbursement Litigation. In December 2009, the Company learned that numerous pharmaceutical companies, including certain subsidiaries of the Company, were named as defendants in a qui tam action pending in the United States District Court for the District of Massachusetts (United States of America ex rel. Constance A. Conrad v. Abbott Laboratories, Inc. et. al., USDC Case No. 02-CV-11738-NG). The seventh amended complaint, which was served on certain of the Company’s subsidiaries in December 2009, alleges that the defendants falsely reported to the United States that certain pharmaceutical products were eligible for Medicaid reimbursement and thereby allegedly caused false claims for payment to be made through the Medicaid program. In July 2011, the plaintiff served a tenth amended complaint that unseals the action in its entirety and continues to allege the previously asserted claims against certain subsidiaries of the Company. The Company’s subsidiaries named in the action together with all other named defendants filed a Joint Motion to Dismiss the Tenth Amended Complaint on December 9, 2011. On February 25, 2013, the court granted the motion to dismiss as to all defendants. The plaintiff may appeal. On September 11, 2013, a similar action was filed against certain Company subsidiaries as well as Warner Chilcott and numerous other pharmaceutical company defendants by the State of Louisiana based on the same core set of allegations as asserted in the Conrad qui tam action. The state filed the case in state court and defendants removed it to the federal district court (Civ. No. 13-0681). On September 9, 2014, the magistrate judge in the case issued a report recommending that the case be remanded to state court and the case is now proceeding in state court. Defendants’ responses to the plaintiff’s complaint were submitted on October 30, 2014. Additional actions alleging similar claims could be asserted. The Company believes that it has meritorious defenses to the claims and intends to vigorously defend itself against such allegations. However, these actions or similar actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Medicaid Price Adjustments. The Company has notified the Centers for Medicare and Medicaid Services (“CMS”) that certain of the legacy Actavis group’s Medicaid price submissions require adjustment for the period 2007 through 2012. The Company is in the process of completing the resubmissions. Based on prevailing CMS practices the Company does not expect to incur penalties in connection with the resubmissions. With respect to periods prior to 2007, the Company has advised CMS that its records are insufficient to support a reliable recalculation of its price submissions, and has proposed not to recalculate the price submissions for such periods. Because there are insufficient records to support a reliable recalculation of its price submissions prior to 2007, at this time the amount of any potential liability related to the price submissions prior to 2007 is not estimatable and the Company has not concluded that any liability for periods prior to 2007 is probable. The Company believes it has substantial meritorious positions and defenses with respect to these pricing resubmission matters. However, if CMS were to successfully pursue claims against the Company for the periods in question, such claims could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

NOTE 19 – Warner Chilcott Limited (“WCL”) Guarantor and Non-Guarantor Condensed Consolidating Financial Information

The following financial information is presented to segregate the financial results of WCL, Actavis Funding SCS (the issuers of the long-term notes), the guarantor subsidiaries for the long-term notes and the non-guarantor subsidiaries. The guarantors jointly and severally, and fully and unconditionally, guarantee the Company’s obligation under the long-term notes.

The information includes elimination entries necessary to consolidate the guarantor and the non-guarantor subsidiaries. Investments in subsidiaries are accounted for using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries, equity and intercompany balances and transactions.

WCL, Actavis Capital S.a.r.l. and Actavis, Inc. are guarantors of the long-term notes.

The following financial information presents the consolidating balance sheets as of September 30, 2014 and December 31, 2013, the related statement of operations for the three and nine months ended September 30, 2014 and 2013 and the statement of cash flows for the nine months ended September 30, 2014 and 2013.

Warner Chilcott Limited

Consolidating Balance Sheets

As of September 30, 2014

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Guarantor)	Non-guarantors	Eliminations	Consolidated Warner Chilcott Limited
Current assets:
Cash and cash equivalents	$—	$4.5	$0.0	$1.7	$332.2	$—	$338.4
Marketable securities	—	—	—	—	1.0	—	1.0
Accounts receivable, net	—	—	—	—	2,228.6	—	2,228.6
Receivable from Parents	—	—	—	—	220.8	—	220.8
Inventories, net	—	—	—	—	2,627.3	—	2,627.3
Intercompany receivables	—	23,298.7	3,650.2	17,570.5	49,898.6	(94,418.1)	—
Prepaid expenses and other current assets	—	3.0	2.7	45.7	597.8	—	649.2
Current assets held for sale	—	—	—	—	124.7	—	124.7
Deferred tax assets	—	—	—	—	278.5	—	278.5

Total current assets	—	23,306.1	3,653.0	17,617.9	56,309.5	(94,418.1)	6,468.5

Property, plant and equipment, net	—	—	—	48.4	1,654.4	—	1,702.8
Investments and other assets	—	8.4	24.3	84.0	116.6	—	233.3
Investment in subsidiaries	28,996.1	22,563.0	—	3,746.7	—	(55,305.7)	—
Deferred tax assets	—	—	—	—	143.5	—	143.5
Product rights and other intangibles	—	—	—	—	19,957.3	—	19,957.3
Goodwill	—	—	—	—	25,176.7	—	25,176.7

Total assets	$28,996.1	$45,877.5	$3,677.3	$21,497.0	$103,358.1	$(149,723.8)	$53,682.1

Current liabilities:
Accounts payable and accrued expenses	—	3.1	39.0	$156.5	3,734.9	—	$3,933.5
Intercompany payables	—	24,153.1	2.0	25,743.5	44,519.4	(94,418.1)	—
Payable to Parents	—	—	—	—	369.1	—	369.1
Income taxes payable	—	—	—	9.8	—	—	9.8
Current portion of long-term debt and capital leases	—	345.6	—	—	97.7	—	443.3
Deferred revenue	—	—	—	—	35.6	—	35.6
Current liabilities held for sale	—	—	—	—	—	—	—
Deferred tax liabilities	—	—	—	—	53.6	—	53.6

Total current liabilities	—	24,501.7	41.1	25,909.8	48,810.4	(94,418.1)	4,844.9

Long-term debt and capital leases	—	2,566.2	3,676.7	4,270.0	4,580.9	—	15,093.8
Deferred revenue	—	—	—	—	41.3	—	41.3
Other long-term liabilities	—	—	—	—	447.9	—	447.9
Other taxes payable	—	—	—	871.7	—	—	871.7
Deferred tax liabilities	—	—	—	—	3,386.4	—	3,386.4

Total liabilities	—	27,067.9	3,717.8	31,051.5	57,267.0	(94,418.1)	24,686.0

Total equity	28,996.1	18,809.6	(40.5)	(9,554.5)	46,091.1	(55,305.7)	28,996.1

Total liabilities and equity	$28,996.1	$45,877.5	$3,677.3	$21,497.0	$103,358.1	$(149,723.8)	$53,682.1

Warner Chilcott Limited

Consolidating Balance Sheets

As of December 31, 2013

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Guarantor)	Non-guarantors	Eliminations	Consolidated Warner Chilcott Limited
Current assets:
Cash and cash equivalents	$0.1	$0.3	$—	$1.4	$321.7	$—	$323.5
Marketable securities	—	—	—	—	2.5	—	2.5
Accounts receivable, net	—	—	—	—	1,404.3	—	1,404.3
Receivable from Parents	—	—		—	126.5	—	126.5
Inventories, net	—	—	—	—	1,786.3	—	1,786.3
Intercompany receivables	—	15,621.8	—	22,411.7	50,088.4	(88,121.9)	—
Prepaid expenses and other current	—	—	—	6.0	400.3	—	406.3
Current assets held for sale	—	—	—	—	271.0	—	271.0
Deferred tax assets	—	—	—	—	231.8	—	231.8

Total current assets	0.1	15,622.1	—	22,419.1	54,632.8	(88,121.9)	4,552.2

Property, plant and equipment, net	—	—	—	41.0	1,574.1	—	1,615.1
Investments and other assets	—	7.8	—	0.6	129.1	—	137.5
Investment in subsidiaries	9,603.4	4,325.5	—	3,875.0	—	(17,803.9)	—
Deferred tax assets	—	—	—	—	104.8	—	104.8
Product rights and other intangibles	—	—	—	—	8,234.5	—	8,234.5
Goodwill	—	—	—	—	8,197.6	—	8,197.6

Total assets	$9,603.5	$19,955.4	$—	$26,335.7	$72,872.9	$(105,925.8)	$22,841.7

Current liabilities:
Accounts payable and accrued expen	—	0.4	—	$115.6	2,218.2	—	$2,334.2
Intercompany payables	—	19,158.7	—	30,929.7	38,033.5	(88,121.9)	—
Payable to Parents	—	—	—	—	60.4	—	60.4
Income taxes payable	—	—	—	96.6	—	—	96.6
Current portion of long-term debt an	—	410.6	—	4.0	120.0	—	534.6
Deferred revenue	—	—	—	—	38.8	—	38.8
Current liabilities held for sale	—	—	—	—	246.6	—	246.6
Deferred tax liabilities	—	—	—	—	35.1	—	35.1

Total current liabilities	—	19,569.7	—	31,145.9	40,752.6	(88,121.9)	3,346.3

Long-term debt and capital leases	—	1,164.4	—	4,264.1	3,088.9	—	8,517.4
Deferred revenue	—	—	—	—	40.1	—	40.1
Other long-term liabilities	—	—	—	1.3	322.9	—	324.2
Other taxes payable	—	—	—	187.3	—	—	187.3
Deferred tax liabilities	—	—	—	—	822.9	—	822.9

Total liabilities	—	20,734.1	—	35,598.6	45,027.4	(88,121.9)	13,238.2

Member’s equity	9,603.5	(778.7)	—	(9,262.9)	27,845.5	(17,803.9)	9,603.5

Total liabilities and member’s	$9,603.5	$19,955.4	$—	$26,335.7	$72,872.9	$(105,925.8)	$22,841.7

Warner Chilcott Limited

Consolidating Statements of Operations

For the Three Months Ended September 30, 2014

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Guarantor)	Non-guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$—	$—	$—	$—	$3,683.1	$—	$3,683.1

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	—	—	—	—	1,883.0	—	1,883.0
Research and development	—	—	—	—	391.8	—	391.8
Selling and marketing	—	—	—	—	707.2	—	707.2
General and administrative	—	—	—	76.7	488.1	—	564.8
Goodwill impairment	—	—	—	—	—	—	—
In-process research and development impairment	—	—	—	—	305.0	—	305.0
Amortization	—	—	—	—	873.6	—	873.6
Asset sales, impairments and contingent consideration adjustment, net	—	—	—	0.0	7.3	—	7.3

Total operating expenses	—	—	—	76.7	4,656.0	—	4,732.7

Operating (loss)	—	—	—	(76.7)	(972.9)	—	(1,049.6)

Non-operating income (expense):
Interest income / (expense), net	—	203.0	(35.9)	(45.8)	(251.8)	—	(130.5)
Other income (expense), net	—	(3.8)	—	—	35.7	—	31.9

Total other income (expense), net	—	199.2	(35.9)	(45.8)	(216.1)	—	(98.6)

Income / (loss) before income taxes and noncontrolling interest	—	199.2	(35.9)	(122.5)	(1,189.0)	—	(1,148.2)
Provision for income taxes	—	—	—	(61.1)	(41.6)	—	(102.7)
Losses / (earnings) of equity interest subsidiaries	1,045.5	1,195.7	—	638.2	—	(2,879.3)	—

Net (loss) / income	$(1,045.5)	$(996.4)	$(35.9)	$(699.6)	$(1,147.4)	$2,879.3	$(1,045.5)

(Income) / loss attributable to noncontrolling interest	—	—	—	—	—	—	—

Net (loss) / income attributable to members	$(1,045.5)	$(996.4)	$(35.9)	$(699.6)	$(1,147.4)	$2,879.3	$(1,045.5)

Other Comprehensive (loss) / income	(310.6)	(293.6)	—	—	(310.6)	604.2	(310.6)

Comprehensive (loss) / income	$(1,356.1)	$(1,290.0)	$(35.9)	$(699.6)	$(1,458.0)	$3,483.5	$(1,356.1)

Warner Chilcott Limited

Consolidating Statements of Operations

For the Nine Months Ended September 30, 2014

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Guarantor)	Non-guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$—	$—	$—	$—	$9,005.4	$—	$9,005.4

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	—	—	—	—	4,472.5	—	4,472.5
Research and development	—	—	—	—	721.3	—	721.3
Selling and marketing	—	—	—	—	1,281.8	—	1,281.8
General and administrative	—	—	—	136.8	967.0	—	1,103.8
Goodwill impairment	—	—	—	—	—	—	—
In-process research and development impairment	—	—	—	—	321.3	—	321.3
Amortization	—	—	—	—	1,720.7	—	1,720.7
Asset sales, impairments and contingent consideration adjustment, net	—	—	—	(0.1)	12.8	—	12.7

Total operating expenses	—	—	—	136.7	9,497.4	—	9,634.1

Operating (loss)	—	—	—	(136.7)	(492.0)	—	(628.7)

Non-operating income (expense):
Interest income / (expense), net	—	380.9	(40.5)	(136.5)	(484.1)	—	(280.2)
Other income (expense), net	—	(26.8)	—	0.1	27.8	—	1.1

Total other income (expense), net	—	354.1	(40.5)	(136.4)	(456.3)	—	(279.1)

Income / (loss) before income taxes and noncontrolling interest	—	354.1	(40.5)	(273.1)	(948.3)	—	(907.8)
Provision for income taxes	—	—	—	(109.9)	88.5	—	(21.4)
Losses / (earnings) of equity interest subsidiaries	886.4	1,062.8	—	128.5	—	(2,077.8)	—

Net (loss) / income	$(886.4)	$(708.7)	$(40.5)	$(291.8)	$(1,036.8)	$2,077.8	$(886.4)

(Income) / loss attributable to noncontrolling interest	—	—	—	—	(0.3)	—	(0.3)

Net (loss) / income attributable to members	$(886.4)	$(708.7)	$(40.5)	$(291.8)	$(1,037.1)	$2,077.8	$(886.7)

Other Comprehensive (loss) / income	(310.8)	(291.2)	—	—	(310.8)	602.0	(310.8)

Comprehensive (loss) / income	$(1,197.2)	$(999.9)	$(40.5)	$(291.8)	$(1,347.9)	$2,679.8	$(1,197.5)

Warner Chilcott Limited

Consolidating Statements of Operations

For the Three Months Ended September 30, 2013

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$—	$—	$—	$—	$2,013.0	$—	$2,013.0

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	—	—	—	—	1,083.2	—	1,083.2
Research and development	—	—	—	—	163.7	—	163.7
Selling and marketing	—	—	—	—	223.6	—	223.6
General and administrative	—	—	—	24.5	207.6	—	232.1
Goodwill impairment	—	—	—	—	—	—	—
Amortization	—	—	—	—	146.3	—	146.3
Asset sales, impairments and contingent	—	—	—	—	13.6	—	13.6

Total operating expenses	—	—	—	24.5	1,838.0	—	1,862.5

Operating (loss) / income	—	—	—	(24.5)	175.0	—	150.5

Non-operating income (expense):
Interest income / (expense), net	—	—	—	79.3	(130.8)	—	(51.5)
Other income (expense), net	—	—	—	—	(2.1)	—	(2.1)

Total other income (expense), net	—	—	—	79.3	(132.9)	—	(53.6)

Income before income taxes and noncontrolling interest	—	—	—	54.8	42.1	—	96.9
Provision for income taxes	—	—	—	13.0	18.4	—	31.4
(Earnings) / losses of equity interest subsidiaries	—	—	—	(23.7)	—	23.7	—

Net income / (loss)	$—	$—	$—	$65.5	$23.7	$(23.7)	$65.5

(Income) / loss attributable to noncontrolling interest	—	—	—	—	0.1	—	0.1

Net income /(loss) attributable to ordinary shareholders	$—	$—	$—	$65.5	$23.8	$(23.7)	$65.6

Comprehensive income / (loss)	—	—	—	193.3	193.3	(193.3)	193.3
Comprehensive (income) / loss attributable to noncontrolling interests	—	—	—	—	0.1	—	0.1

Comprehensive income / (loss) attributable to common shareholders	$—	$—	$—	$193.3	$193.4	$(193.3)	$193.4

Warner Chilcott Limited

Consolidating Statements of Operations

For the Nine Months Ended September 30, 2013

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$—	$—	$—	$—	$5,898.3	$—	$5,898.3

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	—	—	—	—	3,220.1	—	3,220.1
Research and development	—	—	—	—	432.1	—	432.1
Selling and marketing	—	—	—	—	686.4	—	686.4
General and administrative	—	—	—	71.2	572.5	—	643.7
Goodwill impairment	—	—	—	—	647.5	—	647.5
Amortization	—	—	—	—	454.3	—	454.3
Asset sales, impairments and contingent	—	—	—	—	169.4	—	169.4

Total operating expenses	—	—	—	71.2	6,182.3	—	6,253.5

Operating (loss) / income	—	—	—	(71.2)	(284.0)	—	(355.2)

Non-operating income (expense):
Interest income / (expense), net	—	—	—	236.8	(395.5)	—	(158.7)
Other income (expense), net	—	—	—	15.0	7.3	—	22.3

Total other income (expense), net	—	—	—	251.8	(388.2)	—	(136.4)

Income / (loss) before income taxes and noncontrolling interest	—	—	—	180.6	(672.2)	—	(491.6)
Provision for income taxes	—	—	—	44.0	67.0	—	111.0
Losses / (earnings) of equity interest subsidiaries	—	—	—	739.2	—	(739.2)	—

Net (loss) / income	$—	$—	$—	$(602.6)	$(739.2)	$739.2	$(602.6)

Loss attributable to noncontrolling interest	—	—	—	—	0.6	—	0.6

Net (loss) / income attributable to ordinary shareholders	$—	$—	$—	$(602.6)	$(738.6)	$739.2	$(602.0)

Comprehensive income / (loss)	—	—	—	(595.9)	(595.9)	595.9	(595.9)
Comprehensive (income) / loss attributable to noncontrolling interests	—	—	—	—	0.6	—	0.6

Comprehensive (loss) / income attributable to common shareholders	$—	$—	$—	$(595.9)	$(595.3)	$595.9	$(595.3)

Warner Chilcott Limited

Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2014

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:

Net (loss) / income	$(886.4)	$(708.7)	$(40.5)	$(291.8)	$(1,036.8)	$2,077.8	$(886.4)

Reconciliation to net cash provided by operating activities:
Losses / (earnings) of equity interest subsidiaries	886.4	1,062.8	—	128.5	—	(2,077.8)	—
Depreciation	—	—	—	0.2	169.5	—	169.7
Amortization	—	—	—	—	1,720.7	—	1,720.7
Provision for inventory reserve	—	—	—	—	110.2	—	110.2
Share-based compensation	—	—	—	1.4	258.0	—	259.4
Deferred income tax benefit	—	—	—	—	(412.5)	—	(412.5)
Earnings on equity method investments	—	—	—	—	(2.3)	—	(2.3)
Goodwill impairment	—	—	—	—	—	—	—
In-process research and development impairment	—	—	—	—	321.3	—	321.3
Loss / (gain) on sale of securities and asset sales and impairments, net	—	—	—	—	34.2	—	34.2
Amortization of inventory step up	—	—	—	—	703.3	—	703.3
Amortization of deferred financing costs	—	1.0	22.9	2.4	8.1	—	34.4
Increase/(decrease) in allowance for doubtful accounts	—	—	—	—	10.3	—	10.3
Accretion of contingent consideration obligations	—	—	—	—	13.6	—	13.6
Contingent consideration fair value adjustment	—	—	—	—	(37.8)	—	(37.8)
Non-cash impact of debt extinguishment	—	—	—	—	(91.7)	—	(91.7)
Excess tax benefit from stock-based compensation	—	—	—	—	—	—	—
Other, net	—	—	—	—	(27.1)	—	(27.1)
Changes in assets and liabilities (net of effects of acquisitions)	(0.1)	(13.2)	(3,606.7)	167.2	2,935.7	—	(517.1)

Net cash (used in) provided by operating activities	(0.1)	341.9	(3,624.3)	7.9	4,676.7	—	1,402.2

Cash Flows From Investing Activities:
Additions to property plant and equipment	—	—	—	(7.6)	(166.5)	—	(174.1)
Additions to product rights and other intangibles	—	—	—	—	(0.1)	—	(0.1)
Proceeds from sale of assets	—	—	—	—	451.2	—	451.2
Proceeds from sales of property, plant and equipment	—	—	—	—	12.0	—	12.0
Net proceeds from marketable securities	—	—	—	—	1.5	—	1.5
Acquisitions of business, net of cash acquired	—	—	—	—	(4,922.6)	—	(4,922.6)

Net cash (used in) investing activities	—	—	—	(7.6)	(4,624.5)	—	(4,632.1)

Cash Flows From Financing Activities:
Proceeds from borrowings on credit facility	—	80.0	—	—	—	—	80.0
Proceeds from borrowings of long-term indebtedness	—	—	6,076.2	—	2,000.0	—	8,076.2
Debt issuance and other financing costs	—	—	(51.9)	—	(6.3)	—	(58.2)
Payments on debt, including capital lease obligations	—	(417.8)	(2,400.0)	—	(2,057.7)	—	(4,875.5)
Proceeds from stock plans	—	—	—	—	—	—	—
Payments of contingent consideration	—	—	—	—	(12.6)	—	(12.6)
Repurchase of ordinary shares	—	—	—	—	—	—	—
Acquisition of noncontrolling interest	—	—	—	—	—	—	—
Excess tax benefit from stock-based compensation	—	—	—	—	—	—	—

Net cash (used in) / provided by financing activities	—	(337.8)	3,624.3	—	(76.6)	—	3,209.9

Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	—	(2.1)	—	(2.1)
Movement in cash held for sale	—	—	—	—	37.0	—	37.0

Net (decrease) / increase in cash and cash equivalents	(0.1)	4.1	0.0	0.3	10.5	—	14.9

Cash and cash equivalents at beginning of period	0.1	0.3	—	1.4	321.7	—	323.5

Cash and cash equivalents at end of period	$—	$4.5	$0.0	$1.7	$332.2	$—	$338.4

Warner Chilcott Limited

Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2013

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:

Net (loss) / income	$—	$—	$—	$(602.6)	$(739.2)	$739.2	$(602.6)

Reconciliation to net cash provided by operating activities:
(Earnings) / losses of equity interest subsidiaries	—	—	—	739.2	—	(739.2)	—
Depreciation	—	—	—	0.8	146.9	—	147.7
Amortization	—	—	—	—	454.3	—	454.3
Provision for inventory reserve	—	—	—	—	50.5	—	50.5
Share-based compensation	—	—	—	48.6	27.2	—	75.8
Deferred income tax benefit	—	—	—	—	(170.0)	—	(170.0)
(Earnings) on equity method investments	—	—	—	—	(3.3)	—	(3.3)
Goodwill impairment	—	—	—	—	647.5	—	647.5
Loss / (gain) on sale of securities and asset sales and impairments, net	—	—	—	—	28.5	—	28.5
Amortization of inventory step up	—	—	—	—	93.5	—	93.5
Amortization of deferred financing costs	—	—	—	5.7	—	—	5.7
Increase/(decrease) in allowance for doubtful accounts	—	—	—	—	(0.5)	—	(0.5)
Accretion of contingent consideration obligations	—	—	—	—	6.5	—	6.5
Contingent consideration fair value adjustment	—	—	—	—	156.2	—	156.2
Excess tax benefit from stock-based compensation	—	—	—	(69.2)	—	—	(69.2)
Inter-company dividends	—	—	—	—	—	—	—
Other, net	—	—	—	—	2.3	—	2.3
Changes in assets and liabilities (net of effects of acquisitions)	—	—	—	77.7	(338.8)	—	(261.1)

Net cash provided by operating activities	—	—	—	200.2	361.6	—	561.8

Cash Flows From Investing Activities:
Additions to property plant and equipment	—	—	—	(13.0)	(104.4)	—	(117.4)
Additions to product rights and other intangibles	—	—	—	—	(5.0)	—	(5.0)
Proceeds from sale of assets	—	—	—	—	5.9	—	5.9
Proceeds from sales of property, plant and equipment	—	—	—	—	25.0	—	25.0
Acquisitions of business, net of cash acquired	—	—	—	—	(194.6)	—	(194.6)

Net cash (used in) investing activities	—	—	—	(13.0)	(273.1)	—	(286.1)

Cash Flows From Financing Activities:
Proceeds from borrowings on credit facility	—	—	—	125.0	—	—	125.0
Proceeds from borrowings of long-term indebtedness	—	—	—	—	—	—	—
Debt issuance and other financing costs	—	—	—	(0.5)	—	—	(0.5)
Payments on debt, including capital lease obligations	—	—	—	(260.6)	—	—	(260.6)
Proceeds from stock plans	—	—	—	44.0	—	—	44.0
Payments of contingent consideration	—	—	—	—	(3.1)	—	(3.1)
Repurchase of ordinary shares	—	—	—	(165.4)	—	—	(165.4)
Acquisition of noncontrolling interest	—	—	—	—	(10.4)	—	(10.4)
Excess tax benefit from stock-based compensation	—	—	—	69.2	—	—	69.2

Net cash (used in) financing activities	—	—	—	(188.3)	(13.5)	—	(201.8)

Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	—	(24.9)	—	(24.9)
Movement in cash held for sale	—	—	—	—	—	—	—

Net (decrease) / increase in cash and cash equivalents	—	—	—	(1.1)	50.1	—	49.0

Cash and cash equivalents at beginning of period	—	—	—	1.1	317.9	—	319.0

Cash and cash equivalents at end of period	$—	$—	$—	$0.0	$368.0	$—	$368.0

NOTE 20 — Subsequent Events

On October 6, 2014, the Company entered into a definitive merger agreement to acquire all of the outstanding shares of Durata Therapeutics, Inc. for $23.00 per share in cash, or approximately $675.0 million in the aggregate, and contingent value rights (CVRs) entitling the holder to receive additional cash payments of up to $5.00 per share if certain regulatory or commercial milestones related to Durata’s lead product DALVANCE™ are achieved. The acquisition will be accounted for as a business combination and is anticipated to close in late 2014.

On October 22, 2014, the Company entered into a definitive agreement with the exclusive option to acquire Rhythm Health, Inc., and have worldwide rights to RM-131 (relamorelin), a peptide ghrelin agonist being developed by Rhythm Health for the treatment of diabetic gastroparesis and other GI functional disorders. Under the terms of the agreement, the Company will provide an upfront payment of $40.0 million, which will be used principally to conduct the Phase 2b study. Following the completion of the Phase 2b study, the Company will have the option as early as 2016 to acquire the company and the worldwide rights to relamorelin.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and the results of operations should be read in conjunction with the “Consolidated Financial Statements” and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”), as revised by Form 8-K filed on May 20, 2014. Except where otherwise indicated, and excluding certain insignificant cash and non-cash transactions at the Actavis PLC level, these notes relate to the consolidated financial statements for both separate registrants, Actavis plc and Warner Chilcott Limited. This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under “Risk Factors” in our Annual Report, elsewhere in this Quarterly Report and in other reports we file with the SEC.

In prior periods, our consolidated financial statements presented the accounts of Actavis, Inc. On May 16, 2013, Actavis plc was incorporated in Ireland as a private limited company and re-registered effective September 18, 2013 as a public limited company. It was established for the purpose of facilitating the business combination between Actavis, Inc. and Warner Chilcott plc (“Warner Chilcott”). On October 1, 2013, pursuant to the transaction agreement dated May 19, 2013 among Actavis, Inc., Warner Chilcott, the Company, Actavis Ireland Holding Limited, Actavis W.C. Holding LLC (now known as Actavis W.C. Holding Inc.) and Actavis W.C. Holding 2 LLC (now known as Actavis W.C. Holding 2 Inc.) (“MergerSub”), (i) the Company acquired Warner Chilcott (the “Warner Chilcott Acquisition”) pursuant to a scheme of arrangement under Section 201, and a capital reduction under Sections 72 and 74, of the Irish Companies Act of 1963 where each Warner Chilcott ordinary share was converted into 0.160 of a Company ordinary share (the “Company Ordinary Shares”), or $5,833.9 million in equity consideration, and (ii) MergerSub merged with and into Actavis, Inc., with Actavis, Inc. as the surviving corporation in the merger (the “Merger” and, together with the Warner Chilcott Acquisition, the “Transactions”). Following the consummation of the Transactions, Actavis, Inc. and Warner Chilcott became wholly-owned subsidiaries of Actavis plc. Each of Actavis, Inc.’s common shares was converted into one Company Ordinary Share. Warner Chilcott Limited is an indirect wholly-owned subsidiary of Actavis plc, the ultimate parent of the group. The results of Warner Chilcott Limited are consolidated into the results of Actavis plc. Due to the de minimis activity between Actavis plc and Warner Chilcott Limited, references throughout Item 2 in this filing relates to both Actavis plc and Warner Chilcott Limited. Refer to “Note 2” in the accompanying footnotes for the details on the differences between Actavis plc and Warner Chilcott Limited.

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

Overview

Actavis plc (the “Company”) is a unique specialty pharmaceutical company focused on developing, manufacturing and commercializing high quality affordable generic and innovative branded (“brand”, “speciality brand” or “branded”) pharmaceutical products for patients around the world. Actavis markets a broad portfolio of branded and generic pharmaceuticals and develops innovative medicines for patients suffering from diseases principally in the central nervous system, gastroenterology, women’s health, urology, cardiovascular, respiratory and anti-infective therapeutic categories. The Company is an industry leader in product research and development (“R&D”), with one of the broadest brand development pipelines in the pharmaceutical industry, and a leading position in the submission of generic product applications. Actavis has commercial operations in more than 60 countries and operates more than 30 manufacturing and distribution facilities around the world. The Company organizes its global markets by the United States of America (“U.S.”), Canada and Puerto Rico (together “North America”), and its key international markets around the world.

2014 Significant Business Developments

During 2014, we announced the following transactions and business developments that impacted our results of operations and will continue to have an impact on our future operations.

Tretin-X Acquisition

On July 8, 2014, we finalized an agreement to purchase the product rights and inventory for Tretin-X (a product formerly marketed by Onset Dermatologics, a PreCision Dermatology company) from Valeant Pharmaceuticals International, Inc. (“Valeant”) for $70.0 million. Included in the purchase price allocation was the fair value of inventory that we purchased of $0.3 million, $37.7 million for intangible assets and $32.0 million of goodwill. We accounted for the acquisition as a business combination requiring that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. As part of the acquisition, we entered into a supply agreement with DPT Laboratories, LTD.

Furiex Acquisition

On July 2, 2014, we completed an agreement to acquire Furiex Pharmaceuticals, Inc. (“Furiex”) in an all-cash transaction (the “Furiex Acquisition”) valued at $1,156.2 million (including the assumption of debt) and up to approximately $360.0 million in a Contingent Value Right (“CVR”) that may be payable based on the designation of eluxadoline, Furiex’s lead product, as a controlled drug following approval, if any, which had an acquisition accounting fair value of $88.0 million on the date of acquisition (included in the value of $1,156.2 million).

Eluxadoline is a first-in-class, locally-acting mu opioid receptor agonist and delta opioid receptor antagonist for treating symptoms of diarrhea-predominant irritable bowel syndrome (IBS-d), a condition that affects approximately 28 million patients in the United States and Europe. The CVR payment is based on the status of eluxadoline, Furiex’s lead product, as a controlled drug following approval, if any, as follows:

•	If eluxadoline is determined to be a schedule III (C-III) drug, there will be no additional consideration for the CVR.

•	If eluxadoline is determined to be a schedule IV (C-IV) drug, CVR holders are entitled to $10 in cash for each CVR held.

•	If eluxadoline is determined to be a schedule V (C-V) drug, CVR holders are entitled to $20 in cash for each CVR held.

•	If eluxadoline is determined to not be subject to DEA scheduling, CVR holders are entitled to $30 in cash for each CVR held.

In connection with the close of the Furiex Acquisition, the Company further announced that it has closed the transaction related to the sale of Furiex’s royalties on Alogliptin and Priligy to Royalty Pharma for $408.6 million with no income statement impact.

Acquisition of Forest Laboratories

On July 1, 2014, we acquired Forest Laboratories, Inc. (“Forest”) for $30.9 billion including outstanding indebtedness assumed of $3.3 billion, equity consideration of $20.6 billion, which includes outstanding equity awards, and cash consideration of $7.1 billion (the “Forest Acquisition”). Under the terms of the transaction, Forest shareholders received 89.8 million Actavis plc ordinary shares, 6.1 million Actavis plc non-qualified stock options and 1.1 million Actavis plc share units. Forest was a leading, fully integrated, specialty pharmaceutical company largely focused on the United States market. Forest marketed a portfolio of branded drug products and developed new medicines to treat patients suffering from diseases principally in the following therapeutic areas: central nervous system, cardiovascular, gastrointestinal, respiratory, anti-infective, and cystic fibrosis.

May 2014 Acquisition

On May 20, 2014, we entered into an agreement to license the product rights for an injectable (the “May 2014 Acquisition”) in certain European territories for an upfront and milestone payments of € 5.7 million, or approximately $7.8 million. Under acquisition accounting, the full consideration includes the fair value contingent consideration of € 12.5 million, or approximately $17.1 million, for a total consideration equal to approximately € 18.2 million, or approximately $24.9 million. We are accounting for the acquisition as a business combination requiring that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. As a result of this transaction, we recognized intangible assets of € 18.2 million, or $24.9 million, in the nine months ended September 30, 2014. We also entered into a supply agreement, under which we will receive product for a period of five years from the launch of the product with potential renewals thereafter.

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

Lincolnton Manufacturing Facility

During the second quarter of 2014, we sold the Lincolnton manufacturing facility to G&W NC Laboratories, LLC (“G&W”) for $21.5 million. In addition, the Company and G&W entered into a supply agreement, whereby G&W will supply us product during a specified transition period. The Company allocated the fair value of the consideration to the business sold of $25.8 million and the supply agreement, which resulted in a prepaid asset to be amortized into cost of sales over the transition period of $4.3 million. As a result of the final sales terms, we recorded a gain on business sold of $0.9 million during the nine months ended September 30, 2014.

Corona Facility

During the nine months ended September 30, 2014, we held for sale assets in our Corona, California manufacturing facility. As a result, the Company recognized an impairment charge of $18.6 million in the nine months ended September 30, 2014, including a write-off of property, plant and equipment, net, due to the integration of Warner Chilcott of $5.8 million.

Valeant

During the second quarter of 2014, the Company and Valeant terminated our existing co-promotion agreements relating to Zovirax and Cordan ® Tape. Prior to this termination, we co-promoted Zovirax ® cream (acyclovir 5%) to obstetricians and gynecologists in the U.S. and Valeant co-promoted Actavis’ Cordran ® Tape (flurandrenolide) product in the U.S. Under terms of the agreement related to the co-promotion of Zovirax ® cream, we utilized our existing Actavis sales and marketing structure to promote the product and received a co-promotion fee from sales generated by prescriptions written by our defined targeted physician group. The fees we earned under the Zovirax cream co-promotion arrangement were recognized in other revenues in the period in which the revenues are earned. Under the terms of the Cordran ® Tape co-promotion agreement, Valeant utilized its existing Dermatology sales and marketing structure to promote the product, and received a co-promotion fee on sales. The fees we paid under the Cordran Tape arrangement were recognized in the period incurred as an operating expense.

Metronidazole 1.3% Vaginal Gel

On May 1, 2013, we entered into an agreement to acquire the worldwide rights to Valeant’s metronidazole 1.3% vaginal gel antibiotic development product, a topical antibiotic for the treatment of bacterial vaginosis, which is being accounted for as a business combination. Under the terms of the agreement, we acquired the product upon U.S. Food and Drug Administration (“FDA”) approval on March 25, 2014 for acquisition accounting consideration of approximately $62.3 million, which includes the fair value contingent consideration of $50.3 million and upfront and milestone payments of $12.0 million, of which $9.0 million was incurred in the nine months ended September 30, 2014. As a result of this transaction, we recognized intangible assets and goodwill of $61.8 million and $0.5 million, respectively in the nine months ended September 30, 2014.

Columbia Laboratories Inc.

During the nine months ended September 30, 2014, we sold our minority interest in Columbia Laboratories Inc. for $8.5 million. As a result, we recorded a gain on the sale of the investment of $4.3 million in the nine months ended September 30, 2014. Our former investment in Columbia Laboratories, Inc. was accounted for as an equity method investment.

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

Western European Assets Held for Sale

During the year ended December 31, 2013, we held for sale our then current commercial infrastructure in France, Italy, Spain, Portugal, Belgium, Germany and the Netherlands, including products, marketing authorizations and dossier license rights. We believe that the divestiture allowed the Company to focus on faster growth markets including Central and Eastern Europe, and other emerging markets which we believe will enhance our long-term strategic objectives. On January 17, 2014, we announced our intention to enter into an agreement with Aurobindo Pharma Limited (“Aurobindo”) to sell these businesses. On April 1, 2014, the Company completed the sale of the assets in Western Europe.

In connection with the sale of our Western European assets, we entered into a supply agreement whereby the Company will supply product to Aurobindo over a period of five years. In the second quarter of 2014, we allocated the fair value of the consideration for the sale of the Western European assets of $65.0 million to each element of the agreement, including the supply of product.

As a result of the transactions, we recognized income / (loss) on the net assets held for sale of $3.4 million and $(34.3) million in the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively. In addition, the Company recognized a loss on the disposal of the assets in the nine months ended September 30, 2014 of $20.9 million and deferred revenue of $10.1 million to be recognized over the course of the supply agreement.

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

Pursuant to the Sanofi Amendment, the parties amended the Collaboration Agreement with respect to Actonel® and Atelvia® in the U.S. and Puerto Rico (the “Exclusive Territory”) to provide that, in exchange for the payment of a lump sum of $125.0 million by WCCL to Sanofi in the year ended December 31, 2013, WCCL’s obligations with respect to the global reimbursement payment, which represented a percentage of Actavis’ net sales as defined, as it relates to the Exclusive Territory for the year ended December 31, 2014, shall be satisfied in full. The Sanofi Amendment did not and does not apply to or affect the parties’ respective rights and obligations under the Collaboration Agreement with respect to (i) the year ended December 31, 2013 or (ii) territories outside the Exclusive Territory. The $125.0 million was recorded as an intangible asset during the year ended December 31, 2013, which is being amortized over the course of the year ending December 31, 2014 using the economic benefit model.

Acquisition of Warner Chilcott

On October 1, 2013, we completed the Warner Chilcott Acquisition for a transaction value, including the assumption of debt, of $9.2 billion. Warner Chilcott was a leading specialty pharmaceutical company focused on women’s healthcare, gastroenterology, urology and dermatology segments of the branded pharmaceuticals market, primarily in North America. The Warner Chilcott Acquisition expands our presence in our North American Brands segments. For additional information, refer to “NOTE 4 — Acquisitions and Other Agreements” in the accompanying “Notes to Consolidated Financial Statements” in this Quarterly Report.

Endo Pharmaceuticals Inc.

We entered into an agreement with Endo Pharmaceuticals Inc. (“Endo”) and Teikoku Seiyaku Co., Ltd to settle all outstanding patent litigation related to our generic version of Lidoderm ®. Per the terms of the agreement, on September 15, 2013, we launched our generic version of Lidoderm ® (lidocaine topical patch 5%) to customers in the U.S. more than two years before the product’s patents expire. Lidoderm ® is a local anesthetic indicated to relieve post-shingles pain. Additionally, under the terms of the agreement, we received and distributed branded Lidoderm ® prior to the launch of the generic version of Lidoderm ®.

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

Operating results

Segments

In the third quarter of 2014 in connection with the Forest Acquisition, the Board of Directors realigned our global strategic business structure. Prior to the realignment, we operated and managed our business as two distinct operating segments: Actavis Pharma and Anda Distribution.

Under the new organizational structure being reported, we organized our business into three operating segments: North American Brands, North American Generics and International and Anda Distribution. The North American Brands segment includes patent-protected and off-patent products that the Company sells and markets as brand pharmaceutical products within North America. The North American Generic and International segment includes certain trademarked off-patent products that the Company sells and markets as off-patent pharmaceutical products that are therapeutically equivalent to proprietary products within North America. Also included in this segment are international revenues which include patent-protected and off-patent products that the Company sells and markets as brand pharmaceutical products, certain trademarked off-patent products that the Company sells and markets as off-patent pharmaceutical products that are therapeutically equivalent to proprietary products, over the counter products and revenues from our third party Medis business. The Anda Distribution segment distributes generic and brand pharmaceutical products manufactured by third parties, as well as by the Company, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. The Anda Distribution segment operating results exclude sales of products developed, acquired, or licensed by the North American Brands and North American Generics and International segments.

The Company evaluates segment performance based on segment contribution. Segment contribution for North American Brands, North American Generics and International, and Anda Distribution represents segment net revenues less cost of sales (excluding amortization and impairment of acquired intangibles including product rights), selling and marketing expenses and general and administrative expenses. The Company does not report total assets, capital expenditures, R&D expenses, amortization, goodwill impairments, in-process research and development impairments and asset sales, impairments and contingent consideration adjustment, net by segment as not all such information has been accounted for at the segment level, nor has such information been used by all segments.

Segment net revenues, segment operating expenses and segment contribution information for the Company’s North American Brands, North American Generics and International and Anda Distribution segments consisted of the following for the three months ended September 30, 2014 and 2013 ($ in millions):

	Three months Ended September 30,
	2014				2013
	North America Brands	North America Generics and International	Anda Distribution	Total	North America Brands	North America Generics and International	Anda Distribution	Total

Product sales	$1,608.3	$1,613.2	$423.2	$3,644.7	$136.9	$1,528.0	$307.1	$1,972.0
Other revenue	11.0	27.4	—	38.4	16.1	24.9	—	41.0

Net revenues	1,619.3	1,640.6	423.2	3,683.1	153.0	1,552.9	307.1	2,013.0

Operating expenses:
Cost of sales(1)	706.3	811.9	364.8	1,883.0	41.4	774.6	267.2	1,083.2
Selling and marketing	503.3	175.1	28.8	707.2	46.1	153.8	23.7	223.6
General and administrative	377.0	181.2	9.1	567.3	32.8	190.7	8.6	232.1

Contribution	$32.7	$472.4	$20.5	$525.6	$32.7	$433.8	$7.6	$474.1

Contribution margin	2.0%	28.8%	4.8%	14.3%	21.4%	27.9%	2.5%	23.6%
Research and Development				391.8				163.7
Amortization				873.6				146.3
Goodwill impairments				—				—
In-process research and development impairments				305.0				—
Asset sales, impairments and contingent consideration adjustment, net				7.3				13.6

Operating (loss) / income				$(1,052.1)				$150.5

Operating margin				(28.6)%				7.5%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

North American Brands Segment

The following table presents net contribution for the North American Brands segment for the three months ended September 30, 2014 and 2013 ($ in millions):

	Three Months Ended
	September 30,		Change
	2014	2013	Dollars	%

Product sales	$1,608.3	$136.9	$1,471.4	1,074.8%
Other revenue	11.0	16.1	(5.1)	(31.7)%

Net revenues	1,619.3	153.0	1,466.3	958.4%
Operating expenses:
Cost of sales(1)	706.3	41.4	664.9	1,606.0%
Selling and marketing	503.3	46.1	457.2	991.8%
General and administrative	377.0	32.8	344.2	1,049.4%

Segment contribution	$32.7	$32.7	$—	0.0%

Segment margin	2.0%	21.4%		(19.4)%

(1)	Cost of sales excludes amortization and impairment of acquired intangibles.

Net Revenues

The following table presents net revenues for the reporting units in the North American Brand segment for the three months ended September 30, 2014 and 2013 ($ in millions):

	Three Months Ended September 30		Change
	2014	2013	Dollars	%
North American Brands
CNS
Namenda franchise	$427.6	$—	$427.6	100.0%
Viibyrd® / Fetzima®	66.4	—	66.4	100.0%
Saphris ®	36.8	—	36.8	100.0%
Other CNS	23.8	—	23.8	100.0%

Total CNS	554.6	—	554.6	100.0%
Gastroenterology
Delzicol®/Asacol® HD	141.2	—	141.2	100.0%
Linzess®/Costella ™	80.0	—	80.0	100.0%
Carafate ® / Sulcrate ®	42.3	—	42.3	100.0%
Canasa ® / Salofalk ®	34.8	—	34.8	100.0%
Zenpep ®, Ultrase ® & Viokace ®	34.1	—	34.1	100.0%
Other Gastroenterology	8.5	—	8.5	100.0%

Total Gastroenterology	340.9	—	340.9	100.0%
Women’s Health
Lo Loestrin® Fe	71.6	—	71.6	100.0%
Estrace® Cream	66.7	—	66.7	100.0%
Minastrin® 24 Fe	54.0	—	54.0	100.0%
Other Women’s Health	49.2	26.9	22.3	82.9%

Total Women’s Health	241.5	26.9	214.6	797.8%
Cardiovascular, Respiratory & Acute Care
Bystolic®	138.6	—	138.6	100.0%
Daliresp ®	30.0	—	30.0	100.0%
Tudorza ®	28.4	—	28.4	100.0%

Total Cardiovascular, Respiratory & Acute Care	197.0	—	197.0	100.0%
Urology	73.5	60.1	13.4	22.3%
Infectious Disease	20.2	—	20.2	100.0%
Dermatology/Established Brands	191.6	66.0	125.6	190.2%

Total North American Brands	$1,619.3	$153.0	$1,466.3	958.4%

North American Brand revenues are classified based on the current mix of promoted products within the respective categories. Movement of products between categories may occur from time to time based on changes in promotional activities.

Net revenues in our North American Brands segment include product sales and other revenue derived from branded products. Our North American Brands segment product line includes a variety of products and dosage forms. In October 2013, as a result of the Warner Chilcott Acquisition, we began promoting a number of products, including, but not limited to, Asacol ® HD, Delzicol ®, Doryx ®, Estrace ® Cream, Lo Loestrin ® Fe and Minastrin ® 24 Fe. In July 2014, as a result of the Forest Acquisition, the Company also began recognizing revenues on key North American brands, including, but not limited to, Bystolic ®, Canasa®, Carafate®, Daliresp ®, Fetzima ®, Linzess ®, Namenda ®, Namenda XR ®, Telflaro ® and Viibryd ®.

The increase in the North American Brands net revenues is primarily due to the Forest and Warner Chilcott Acquisitions, which contributed three months of sales in 2014 compared to no sales in the prior period ($1,126.3 million and $473.6 million worldwide, respectively), including $1,054.1 million and $428.4 million in North American Brands, respectively.

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

The increase in cost of sales was due to higher product sales driving, the corresponding cost of sales primarily, as a result of the Forest Acquisition ($633.8 million) and the Warner Chilcott Acquisition ($45.0 million), including the impact of selling through a portion of the inventory associated with the fair value step-up of the July 1, 2014 Forest inventory acquired of $423.3 million and the October 1, 2013 Warner Chilcott inventory acquired of $13.8 million.

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel-related costs, product promotion costs, distribution costs, professional service costs, insurance, depreciation and travel costs.

The increase in selling and marketing expenses was primarily due to higher selling and marketing costs associated with the Forest Acquisition ($295.5 million) and the Warner Chilcott Acquisition ($54.5 million), as well as a charge of $105.0 million to account for an additional year of the non-tax deductible Branded Prescription Drug Fee in accordance with final regulations issued in the third quarter by the Internal Revenue Service, offset, in part, by decreased spending as a result of restructuring activities related to the Actavis Group during the year ended December 31, 2013. Included in selling and marketing in the three months ended September 30, 2014 are expenses associated with stock-based compensation, including the fair value adjustment of the awards as part of acquisition accounting, for awards issued to acquired Forest employees of $37.9 million as well as integration and restructuring costs associated with the Forest Acquisition of $40.4 million.

General and Administrative Expenses

General and administrative expenses consist mainly of personnel-related costs, facilities costs, transaction costs, insurance, depreciation, litigation and settlement costs and professional services costs which are general in nature.

The increase in general and administrative expenses was due in part to increased operating costs related to the expansion of the Company’s size, including costs incurred by Forest for ongoing operating expenses of $105.7 million as well as acquisition related expenses, which includes stock-based compensation charges (including the fair value adjustment of the awards as part of acquisition accounting) of $123.9 million, severance related charges of $49.1 million and other integration and financing costs of $54.2 million. Also included in the three months ended September 30, 2014 are expenses relating to Warner Chilcott for ongoing operating expenses of $21.7 million.

North American Generics and International Segment

The following table presents net contribution for the North American Generics and International segment for the three months ended September 30, 2014 and 2013 ($ in millions):

	Three Months Ended
	September 30,		Change
	2014	2013	Dollars	%

Product sales	$1,613.2	$1,528.0	$85.2	5.6%
Other revenue	27.4	24.9	2.5	10.0%

Net revenues	1,640.6	1,552.9	87.7	5.6%
Operating expenses:
Cost of sales(1)	811.9	774.6	37.3	4.8%
Selling and marketing	175.1	153.8	21.3	13.8%
General and administrative	181.2	190.7	(9.5)	(5.0)%

Segment contribution	$472.4	$433.8	$38.6	8.9%

Segment margin	28.8%	27.9%		0.9%

(1)	Cost of sales excludes amortization and impairment of acquired intangibles.

Net Revenues

Net revenues in our North American Generics and International segment consisted of the following ($ in millions):

	Three Months Ended
	September 30,		Change
	2014	2013	Dollars	%

North American Generics	$979.9	$976.1	$3.8	0.4%
International	660.7	576.8	83.9	14.5%

Net revenues	$1,640.6	$1,552.9	$87.7	5.6%

Net revenues in our North American Generics and International segment include product sales and other revenue derived from generic, branded generic, and OTC products in North America and the rest of the world and all patent-protected and trademarked off-patent pharmaceutical products outside of North America. Our North American Generics and International segment product line includes a variety of products and dosage forms.

The movement in North American Generics revenues was primarily the result of changes in product mix.

The increase in international revenues is primarily due to the results of the Forest ($67.5 million) and Warner Chilcott ($45.2 million) acquisitions, which had no sales in the three months ended September 30, 2013.

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

The increase in cost of sales was due to the Forest Acquisition ($86.0 million) and the Warner Chilcott Acquisition ($10.5 million), including the impact of selling through a portion of the inventory associated with the fair value step-up of the July 1, 2014 Forest inventory acquired of $56.2 million. Offsetting the increased cost of sales from recent acquisitions were cost savings resulting from our global supply chain initiatives and divestitures in Western Europe.

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel-related costs, product promotion costs, distribution costs, professional service costs, insurance, depreciation and travel costs. The increase in selling and marketing expenses was primarily due to costs incurred in connection with the acquired Forest business of $17.7 million, the acquired Warner Chilcott business of $5.5 million, as well as a charge of $10.8 million to account for an additional year of the non-tax deductible Branded Prescription Drug Fee in accordance with final regulations issued in the third quarter by the Internal Revenue Service, offset, in part, by savings due to the restructuring of the legacy Actavis business as well as the sale of our Western European assets.

General and Administrative Expenses

General and administrative expenses consist mainly of personnel-related costs, facilities costs, transaction costs, insurance, depreciation, litigation and settlement costs and professional services costs, which are general in nature. The decrease in G&A was primarily the result of our restructurings throughout 2013 of the legacy Actavis business along with the sale of our Western European assets, offset, in part, by increased costs associated with the Forest business of $14.3 million.

Anda Distribution Segment

The following table presents net contribution for the Anda Distribution segment for the three months ended September 30, 2014 and 2013 ($ in millions):

	Three Months Ended
	September 30,		Change
	2014	2013	Dollars	%

Net revenues	$423.2	$307.1	$116.1	37.8%
Operating expenses:
Cost of sales(1)	364.8	267.2	97.6	36.5%
Selling and marketing	28.8	23.7	5.1	21.5%
General and administrative	9.1	8.6	0.5	5.8%

Segment contribution	$20.5	$7.6	$12.9	169.7%

Segment margin	4.8%	2.5%		2.3%

(1)	Cost of sales excludes amortization and impairment of acquired intangibles.

Net Revenues

Our Anda Distribution segment distributes generic and brand pharmaceutical products manufactured by third parties, as well as by Actavis, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. Sales are principally generated through an in-house telemarketing staff and through internally developed ordering systems. The Anda Distribution segment operating results exclude sales by Anda of products developed, acquired, or licensed by the North American Brands and North American Generics and International segments.

The increase was primarily due to an increase in U.S. base product sales due to volume increases ($94.1 million) and an increase in period-over-period third party launches ($22.0 million).

Cost of Sales

Cost of sales includes third party acquisition costs, profit-sharing or royalty payments for products sold pursuant to licensing agreements and inventory reserve charges, where applicable. Cost of sales does not include amortization or impairment costs for other acquired intangibles.

The increase in cost of sales within our Anda Distribution segment was due to higher product sales. Cost of sales as a percentage of revenue decreased to 86.2% compared to 87.0% in the prior year period primarily due to product and customer mix.

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel costs, facilities costs, insurance and freight costs which support the Anda Distribution segment sales and marketing functions. Selling and marketing costs exclude fees allocated from the Anda Distribution segment for services they provide on behalf of North American Brands and North American Generics and International.

The increase in selling and marketing expenses relate to higher freight costs and higher personnel costs.

General and Administrative Expenses

General and administrative expenses consist mainly of personnel-related costs, facilities costs, insurance, depreciation and professional services costs. General and administrative costs within the segment excludes fees allocated from the Anda Distribution segment for services they provide on behalf of North American Brands and North American Generics and International.

Research and Development Expenses

	Three Months Ended September 30,		Change
($ in millions)	2014	2013	Dollars	%
Research and development	$391.8	$163.7	$228.1	139.3%
as % of net revenues	10.6%	8.1%

R&D expenses consist predominantly of personnel-related costs, API costs, contract research, clinical, biostudy and facilities costs associated with product development. The increase in R&D expenses was primarily due to higher costs associated with ongoing operating expenses for the acquired Forest business of $124.2 million, Forest related stock-based compensation charges, including the fair value adjustment of the awards as part of acquisition accounting, of $38.8 million, acquisition accounting stock-based compensation charges associated with the Furiex Acquisition of $7.4 million, severance charges associated with the Forest Acquisition of $19.1 million, the operating costs associated with the acquired Warner Chilcott business of $18.6 million and milestone payments of $17.1 million. In the three months ended September 30, 2013, the Company paid $28.3 million of milestone expenses.

Amortization

	Three Months Ended September 30,		Change
($ in millions)	2014	2013	Dollars	%
Amortization	$873.6	$146.3	$727.3	497.1%
as % of net revenues	23.7%	7.3%

Amortization for the three months ended September 30, 2014 increased as compared to the prior year period primarily as a result of amortization of identifiable assets acquired in the Forest Acquisition of $478.2 million and the Warner Chilcott Acquisition of $255.8 million.

In-process research and development impairments

	Three Months Ended September 30,		Change
($ in millions)	2014	2013	Dollars	%
In-process research and development impairments	$305.0	$—	$305.0	100.0%

In-process research and development impairments for the three months ended September 30, 2014 increased as compared to the prior year period primarily as a result of an impairment charge of $165.0 million related to the abandonment of certain R&D projects and an impairment charge of $140.0 million related to acquired IPR&D due to the U.S. Food and Drug Administration’s (FDA) Cardiovascular and Renal Drugs Advisory Committee (CRDAC) voting to recommend against approval of Actavis’ New Drug Application (NDA) for the fixed-dose combination of nebivolol and valsartan for the treatment of hypertension.

Asset sales, impairments and contingent consideration adjustment, net

	Three Months Ended September 30,		Change
($ in millions)	2014	2013	Dollars	%
Asset sales, impairments and contingent consideration adjustment, net	$7.3	$13.6	$(6.3)	(46.3)%

Asset sales, impairments and contingent consideration adjustment, net for the three months ended September 30, 2014 primarily included the impairment of property, plant and equipment, net relating to an international facility of $9.8 million, offset in part by the impact of a gain of $5.4 million on the sale of the Lamotrigine ODT and Ursodiol Tablets assets divested.

Asset sales, impairments and contingent consideration adjustment, net for three months ended September 30, 2013 includes an impairment of a product right intangible assets acquired as part of the Specifar acquisition ($13.9 million), offset in part by net gains on miscellaneous asset sales and impairments ($0.3 million).

Interest Income

	Three Months Ended September 30,		Change
($ in millions)	2014	2013	Dollars	%
Interest income	$1.6	$1.4	$0.2	14.3%

Interest income represents interest earned on cash and cash equivalents held during the respective periods.

Interest Expense

	Three Months Ended September 30,		Change
($ in millions)	2014	2013	Dollars	%
Interest expense - 2009 Senior Notes	$6.3	$12.3	$(6.0)	(48.9)%
Interest expense - 2012 Senior Notes	32.5	32.4	0.1	0.3%
Interest expense - 2014 New Notes	35.9	—	35.9	100.0%
Interest expense - WC Notes	4.4	—	4.4	100.0%
Interest expense - Forest Notes	24.5	—	24.5	100.0%
Interest expense - Term Loans	25.9	7.8	18.1	231.6%
Interest expense - Revolving Credit Facility	0.6	0.3	0.3	96.1%
Interest expense - Other	2.0	0.1	1.9	n.m.

Interest expense	$132.1	$52.9	$79.2	149.7%

Interest expense increased for the three months ended September 30, 2014 over the prior year primarily due to the indebtedness under the 2014 New Notes (defined below), the $2.0 billion of term-loan borrowings incurred as part of the Forest Acquisition financing, and the $3.0 billion of notes acquired in connection with the Forest Acquisition, as well as the WC Notes (defined below) and the WC Term Loan Agreement (defined below) incurred in connection with the Warner Chilcott Acquisition.

Other Income (expense), net

	Three Months Ended September 30,		Change
($ in millions)	2014	2013	Dollars	%
Extinguishment of debt	$29.9	$—	$29.9	100.0%
Other	2.0	(2.1)	4.1	(195.2)%

Other income (expense), net	$31.9	$(2.1)	$34.0	1,619.0%

Extinguishment of Debt

On July 21, 2014, the Company redeemed the WC Notes for $1,311.8 million, which includes a make-whole premium of $61.8 million and the principal amount of the WC Notes of $1,250.0 million. As a result of the transaction, the Company recognized a gain of $29.9 million, which includes the write-off of the then outstanding unamortized premium.

Provision for Income Taxes

	Three Months Ended September 30,		Change
($ in millions)	2014	2013	Dollars	%
Provision for income taxes	$(107.9)	$31.4	$(139.3)	(443.6)%
Effective tax rate	9.4%	32.4%

The Company’s effective tax rate for the three months ended September 30, 2014 was 9.4% compared to 32.4% for the three months ended September 30, 2013. The effective tax rate for the three months ended September 30, 2014 was impacted by a one-time non-deductible pre-tax expense for the 2015 Branded Prescription Drug Fee of $115.8 million and certain IPR&D impairments of $305.0 million in low tax jurisdictions, losses in certain jurisdictions for which no tax benefit is provided and the amortization of intangibles and the step-up in inventory tax benefited at a lower rate than the Irish statutory rate and a one time restructuring tax charge of $10.3 million.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Results of operations, including segment net revenues, segment operating expenses and segment contribution information for our North American Brands, North American Generics and International, and Anda Distribution segments consisted of the following ($ in millions):

	Nine Months Ended September 30,
	2014				2013
	North America Brands	North America Generics and International	Anda Distribution	Total	North America Brands	North America Generics and International	Anda Distribution	Total

Product sales	$2,754.6	$4,872.6	$1,240.4	$8,867.6	$379.0	$4,578.6	$813.9	$5,771.5
Other revenue	45.9	91.9	—	137.8	48.4	78.4	—	126.8

Net revenues	2,800.5	4,964.5	1,240.4	9,005.4	427.4	4,657.0	813.9	5,898.3

Operating expenses:
Cost of sales(1)	1,055.6	2,346.4	1,070.5	4,472.5	105.6	2,414.0	700.5	3,220.1
Selling and marketing	694.9	503.9	83.0	1,281.8	136.6	483.5	66.3	686.4
General and administrative	529.8	557.7	25.7	1,113.2	78.9	540.9	23.9	643.7

Contribution	$520.2	$1,556.5	$61.2	$2,137.9	$106.3	$1,218.6	$23.2	$1,348.1

Contribution margin	18.6%	31.4%	4.9%	23.7%	24.9%	26.2%	2.9%	22.9%
Research and Development				721.3				432.1
Amortization				1,720.7				454.3
Goodwill impairments				—				647.5
In-process research and development impairments				321.3				4.4
Asset sales, impairments and contingent consideration adjustment, net				12.7				165.0

Operating (loss) / income				$(638.1)				$(355.2)

Operating margin				(7.1)%				(6.0)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

North American Brands Segment

The following table presents net contribution for the North American Brands segment for the nine months ended September 30, 2014 and 2013 ($ in millions):

	Nine Months Ended
	September 30,		Change
	2014	2013	Dollars	%

Product sales	$2,754.6	$379.0	$2,375.6	626.8%
Other revenue	45.9	48.4	(2.5)	(5.2)%

Net revenues	2,800.5	427.4	2,373.1	555.2%
Operating expenses:
Cost of sales(1)	1,055.6	105.6	950.0	899.6%
Selling and marketing	694.9	136.6	558.3	408.7%
General and administrative	529.8	78.9	450.9	571.5%

Segment contribution	$520.2	$106.3	$413.9	389.4%

Segment margin	18.6%	24.9%		(6.3)%

(1)	Cost of sales excludes amortization and impairment of acquired intangibles.

Net Revenues

The following table presents net revenues for the reporting units in the North American Brands segment for the nine months ended September 30, 2014 and 2013 ($ in millions):

	Nine Months Ended September 30		Change
	2014	2013	Dollars	%
North American Brands
CNS
Namenda franchise	$427.6	$—	$427.6	100.0%
Viibyrd® / Fetzima®	66.4	—	66.4	100.0%
Saphris ®	36.8	—	36.8	100.0%
Other CNS	23.8	—	23.8	100.0%

Total CNS	554.6	—	554.6	100.0%
Gastroenterology
Delzicol®/Asacol® HD	418.4	—	418.4	100.0%
Linzess®/Costella ™	80.0	—	80.0	100.0%
Carafate ® / Sulcrate ®	42.3	—	42.3	100.0%
Canasa ® / Salofalk ®	34.8	—	34.8	100.0%
Zenpep ®, Ultrase ® & Viokace ®	34.1	—	34.1	100.0%
Other Gastroenterology	8.5	-—	8.5	100.0%

Total Gastroenterology	618.1	—	618.1	100.0%
Women’s Health
Lo Loestrin® Fe	202.0	—	202.0	100.0%
Estrace® Cream	177.9	—	177.9	100.0%
Minastrin® 24 Fe	158.4	—	158.4	100.0%
Other Women’s Health	146.5	68.2	78.3	114.8%

Total Women’s Health	684.8	68.2	616.6	904.1%
Cardiovascular, Respiratory & Acute Care
Bystolic®	138.6	—	138.6	100.0%
Daliresp ®	30.0	—	30.0	100.0%
Tudorza ®	28.4	—	28.4	100.0%

Total Cardiovascular, Respiratory & Acute Care	197.0	—	197.0	100.0%
Urology	213.3	172.6	40.7	23.6%
Infectious Disease	20.2	—	20.2	100.0%
Dermatology/Established Brands	512.5	186.6	325.9	174.6%

Total North American Brands	$2,800.5	$427.4	$2,373.1	555.2%

The increase in the North American Brands net revenues is primarily due to the Forest and Warner Chilcott Acquisitions, which contributed nine months of sales in 2014 compared to no sales in the prior period ($1,126.3 million and $1,448.1 million worldwide, respectively), including $1,054.1 million and $1,305.4 million in North American Brands, respectively.

Cost of Sales

The increase in cost of sales was due to higher product sales driving the corresponding cost of sales primarily, as a result of the Forest Acquisition ($633.8 million) and the Warner Chilcott Acquisition ($317.2 million), including the impact of selling through a portion of the inventory associated with the fair value step-up of the July 1, 2014 Forest inventory acquired of $423.3 million and the October 1, 2013 Warner Chilcott inventory acquired of $211.9 million.

Selling and Marketing Expenses

The increase in selling and marketing expenses was primarily due to higher selling and marketing costs associated with the Forest Acquisition ($295.5 million) and the Warner Chilcott Acquisition ($154.0 million), and a charge of $105.0 million to account for an additional year of the non-tax deductible Branded Prescription Drug Fee in accordance with final regulations issued in the third quarter by the Internal Revenue Service.

Included in selling and marketing in the nine months ended September 30, 2014 are expenses associated with stock-based compensation, including the fair value adjustment of the awards as part of acquisition accounting, for awards issued to acquired Forest employees of $37.9 million as well as integration and restructuring costs associated with the Forest Acquisition of $45.6 million.

General and Administrative Expenses

The increase in general and administrative expenses was due in part to increased operating costs related to the expansion of the Company’s size, including costs incurred by Forest for ongoing operating expenses of $105.7 million as well as acquisition related expenses, which includes stock-based compensation charges (including the fair value adjustment of the awards as part of acquisition accounting) of $123.9 million, severance related charges of $59.3 million and other integration and financing costs of $89.8 million. Also included in the nine months ended September 30, 2014 are expenses relating to Warner Chilcott for ongoing operating expenses of $113.9 million. Included in the nine months ended September 30, 2013 were $21.2 million of costs incurred for the Warner Chilcott Acquisition and other costs associated with the restructuring of the Actavis Group.

North American Generics and International Segment

The following table presents net contribution for the North American Generics and International segment for the nine months ended September 30, 2014 and 2013 ($ in millions):

	Nine Months Ended September 30,		Change
	2014	2013	Dollars	%

Product sales	$4,872.6	$4,578.6	$294.0	6.4%
Other revenue	91.9	78.4	13.5	17.2%

Net revenues	4,964.5	4,657.0	307.5	6.6%
Operating expenses:
Cost of sales(1)	2,346.4	2,414.0	(67.6)	(2.8)%
Selling and marketing	503.9	483.5	20.4	4.2%
General and administrative	557.7	540.9	16.8	3.1%

Segment contribution	$1,556.5	$1,218.6	$337.9	27.7%

Segment margin	31.4%	26.2%		5.2%

(1)	Cost of sales excludes amortization and impairment of acquired intangibles.

Net revenues in our North American Generics and International segment consisted of the following ($ in millions):

	Nine Months Ended September 30,		Change
	2014	2013	Dollars	%

North American Generics	$3,035.5	$2,882.6	$152.9	5.3%
International	1,929.0	1,774.4	154.6	8.7%

Net revenues	$4,964.5	$4,657.0	$307.5	6.6%

The increase in North American Generics revenues was primarily the result of period-over-period increases in Lidocaine topical patch 5% (generic of Lidoderm ®) of $197.2 million due to the timing of the launch in 2013 and Duloxetine HCI (generic of Cymbalta ® ), which was not sold in the first nine months of 2013, of $122.1 million, offset, in part by declines in Methlyphenidate ER (generic of Concerta ® ) of $228.0 million due primarily to decreased volume. Other movements within this category are due to product mix.

The increase in international revenues is primarily due to the results of the Forest ($67.5 million) and Warner Chilcott ($142.7 million) acquisitions, which had no sales in the nine months ended September 30, 2013.

Cost of Sales

The decrease in cost of sales is due to the impact of our global supply chain initiatives occurring throughout 2013 and the sale of our Western European assets that were held for sale in 2013 and sold in 2014 as well as a charge of $93.5 million in the nine months ended September 30, 2013 relating to the impact of selling a portion of the inventory associated with the fair value step-up on inventory related to the Actavis Group Acquisition, more than offsetting the increase in cost of as a result of the Forest Acquisition ($86.0 million) and the Warner Chilcott Acquisition ($45.0 million), including the impact of selling through a portion of the inventory associated with the fair value step-up of the July 1, 2014 Forest inventory acquired of $56.2 million.

Selling and Marketing Expenses

The increase in selling and marketing expenses was primarily due to costs incurred in connection with the acquired Forest business of $17.7 million, the acquired Warner Chilcott business of $21.8 million, as well as a charge of $10.8 million to account for an additional year of the non-tax deductible Branded Prescription Drug Fee in accordance with final regulations issued in the third quarter by the Internal Revenue Service, offset, in part, by savings due to the restructuring of the legacy Actavis business as well as the sale of our Western European assets.

General and Administrative Expenses

The increase in general and administrative expenses was primarily due to costs incurred in connection with the acquired Forest business of $14.3 million.

Anda Distribution Segment

The following table presents net contribution for the ANDA Distribution segment for the nine months ended September 30, 2014 and 2013 ($ in millions):

	Nine Months Ended September 30,		Change
	2014	2013	Dollars	%

Net revenues	$1,240.4	$813.9	$426.5	52.4%
Operating expenses:
Cost of sales	1,070.5	700.5	370.0	52.8%
Selling and marketing	83.0	66.3	16.7	25.2%
General and administrative	25.7	23.9	1.8	7.5%

Segment contribution	$61.2	$23.2	$38.0	163.8%

Segment margin	4.9%	2.9%		2.0%

Net Revenues

The increase in revenues was primarily due to an increase in U.S. base product sales due to volume increases ($383.9 million) and an increase in period-over-period third party launches ($42.6 million).

Cost of Sales

The increase in cost of sales within our Anda Distribution segment was due to higher product sales. Cost of sales as a percentage of revenue increased to 86.3% compared to 86.1% in the prior year period primarily due to product and customer mix.

Selling and Marketing Expenses

The increase in selling and marketing expenses relate to higher freight costs and higher personnel costs.

General and Administrative Expenses

General and administrative expenses were in line period-over-period.

Research and Development Expenses

	Nine Months Ended September 30,		Change
($ in millions)	2014	2013	Dollars	%
Research and development	$721.3	$432.1	$289.2	66.9%
as % of net revenues	8.0%	7.3%

The increase in R&D expenses was primarily due to higher costs associated with ongoing operating expenses for the acquired Forest business of $124.2 million, Forest related stock-based compensation charges, including the fair value adjustment of the awards as part of acquisition accounting, of $38.8 million, acquisition accounting stock-based compensation charges associated with the Furiex Acquisition of $7.4 million, severance charges associated with the Forest Acquisition of $19.1 million, the operating costs associated with the acquired Warner Chilcott business of $56.7 million and milestone payments of $17.1 million, offset, in part, by $13.3 million of income relating to the reduction of acquisition related contingent consideration liabilities, net of accretion expense, including $24.3 million associated with the write-off of contingent consideration associated with Estelle and Colvir. In the nine months ended September 30, 2013, the Company paid $34.7 million of milestone expenses. The remaining increase is due to higher spending on both legacy branded and biologic products ($34.2 million) and generics ($39.7 million).

Amortization

	Nine Months Ended September 30,		Change
($ in millions)	2014	2013	Dollars	%
Amortization	$1,720.7	$454.3	$1,266.4	278.8%
as % of net revenues	19.2%	7.7%

Amortization for the nine months ended September 30, 2014 increased as compared to the prior year period primarily as a result of amortization of identifiable assets acquired in the Warner Chilcott Acquisition of $823.1 million and the Forest Acquisition of $478.2 million.

Goodwill Impairments

In the nine months ended September 30, 2013, we recorded an impairment charge related to the goodwill in the Actavis Pharma – Europe reporting unit of $647.5 million.

In-process research and development impairments

	Nine Months Ended September 30,		Change
($ in millions)	2014	2013	Dollars	%
In-process research and development impairments	$321.3	$4.4	$316.9	n.m.

In-process research and development impairments for the nine months ended September 30, 2014 increased as compared to the prior year period primarily as a result of an impairment charge of $165.0 million related to the abandonment of certain R&D projects, an impairment charge of $140.0 million related to acquired IPR&D due to the U.S. Food and Drug Administration’s (FDA) Cardiovascular and Renal Drugs Advisory Committee (CRDAC) voting to recommend against approval of Actavis’ New Drug Application (NDA) for the fixed-dose combination of nebivolol and valsartan for the treatment of hypertension, and impairments related to the Estelle and Colvir assets acquired in the Uteron Acquisition of $15.1 million. In process research and development impairments for the nine months ended September 30, 2013 included an impairment IPR&D intangibles in connection with the Arrow Group (acquired on December 2, 2009, in exchange for cash consideration of $1.05 billion, approximately 16.9 million shares of the Company’s Restricted Ordinary Shares and 200,000 shares of the Company’s Mandatorily Redeemable Preferred Stock and certain contingent consideration (the “Arrow Group Acquisition”)) of $4.4 million.

Asset sales, impairments and contingent consideration adjustment, net

	Nine Months Ended September 30,		Change
($ in millions)	2014	2013	Dollars	%
Asset sales, impairments and contingent consideration adjustment, net	$12.7	$165.0	$(152.3)	(92.3)%

Asset sales, impairments and contingent consideration adjustment, net for the nine months ended September 30, 2014 primarily included an impairment charge related to our Corona manufacturing facility assets held for sale of $12.8 million, and the impairment of property, plant and equipment, net relating to an international facility of $9.8 million, offset, in part, by a gain on assets related to our Western European assets held for sale of $3.4 million and a gain of $5.4 million on the sale of the Lamotrigine ODT and Ursodiol Tablets assets divested.

Asset sales, impairments, and contingent consideration fair value adjustment, net for the nine months ended September 30, 2013 includes a charge associated with the issuance of an additional 1.7 million ordinary shares in connection with the Actavis Group Acquisition of $150.3 million, an impairment charge related to a facility in Greece of $19.4 million, and an impairment of a product right intangible asset in connection with the Specifar acquisition of $13.9 million, offset in part by gains related to the sale of our Russian subsidiary, a manufacturing facility in India, the sale of a German subsidiary and net gains on miscellaneous asset sales and impairments of $18.6 million.

Interest Income

	Nine Months Ended September 30,		Change
($ in millions)	2014	2013	Dollars	%
Interest income	$3.8	$3.4	$0.4	11.8%

Interest Expense

	Nine Months Ended September 30,		Change
($ in millions)	2014	2013	Dollars	%
Interest expense - 2009 Senior Notes	$18.9	$37.1	$(18.2)	(49.1)%
Interest expense - 2012 Senior Notes	97.9	96.7	1.2	1.2%
Interest expense - 2014 New Notes	40.5	—	40.5	100.0%
Interest expense - WC Notes	42.0	—	42.0	100.0%
Interest expense - Forest Notes	24.5	—	24.5	100.0%
Interest expense - Term Loans	54.2	23.9	30.3	126.6%
Interest expense - Revolving Credit Facility	1.9	0.9	1.0	109.8%
Interest expense - Other	4.1	3.5	0.6	17.1%

Interest expense	$284.0	$162.1	$121.9	75.2%

Interest expense increased for the nine months ended September 30, 2014 over the prior year primarily due to the indebtedness under the 2014 New Notes, the $2.0 billion of term-loan borrowings incurred as part of the Forest Acquisition financing, and the $3.0 billion of notes acquired in connection with the Forest Acquisition, as well as the WC Notes and the WC Term Loan Agreement incurred in connection with the Warner Chilcott Acquisition.

Other Income (expense), net

	Nine Months Ended September 30,		Change
($ in millions)	2014	2013	Dollars	%
Gain on sale of investments	$4.3	$—	4.3	100.0%
Extinguishment of debt	29.9	—	29.9	100.0%
Bridge loan commitment fee	(25.8)	—	(25.8)	(100.0)%
Disposal of a business	(20.9)	—	(20.9)	(100.0)%
Other	13.6	22.3	8.7	(39.0)%

Other income (expense), net	$1.1	$22.3	$(21.2)	(95.1)%

Gain on Sale of Investment

During the nine months ended September 30, 2014, we sold our minority interest in Columbia Laboratories Inc. for $8.5 million. As a result, we recognized a gain on the sale of $4.3 million.

Extinguishment of Debt

On July 21, 2014, the Company redeemed the WC Notes for $1,311.8 million, which includes a make-whole premium of $61.8 million and the principal amount of the WC Notes of $1,250.0 million. As a result of the transaction, the Company recognized a gain of $29.9 million, which includes the write-off of the then outstanding unamortized premium.

Bridge Loan Commitment Fee

In connection with the Forest Merger Agreement, we secured a bridge loan commitment of up to $7.0 billion and incurred associated commitment costs of $25.8 million. During the nine months ended September 30, 2014, we recorded an expense associated with these fees.

Disposal of a business

Disposal of a business includes the loss on the disposal of our Western European operations divested in the second quarter of 2014 of $20.9 million.

Other Income

In the nine months ended September 30, 2014, we recorded income of $5.0 million, in connection with the agreement entered into on January 24, 2014 with Nitrogen DS Limited, one of the sellers associated with the Actavis Group Acquisition, in which we received payment from Nitrogen DS Limited in exchange for their right to transfer, sell, or assign or otherwise dispose of 50% of the locked up Actavis shares owned.

Other income (expense), net for the nine months ended September 30, 2013 includes a gain from the release of funds held in an escrow account established in connection with the Arrow Acquisition of $15.0 million, a gain on foreign currency transactions of $10.9 million, and a gain on the sale of securities of $1.1 million, offset in part by the release of an indemnification receivable established in connection with an acquisition of $8.8 million.

Provision for Income Taxes

	Nine Months Ended September 30,		Change
($ in millions)	2014	2013	Dollars	%
Provision for income taxes	$(19.9)	$111.0	$(130.9)	(117.9)%
Effective tax rate	2.2%	(22.6)%

The Company’s effective tax rate for the nine months ended September 30, 2014 was 2.2% compared to (22.6)% for the nine months ended September 30, 2013. The effective tax rate for the nine months ended September 30, 2014 was impacted by a one-time non-deductible pre-tax expense for the 2015 Branded Prescription Drug Fee of $115.8 million and certain IPR&D impairments of $305 million in low tax jurisdictions, losses in certain jurisdictions for which no tax benefit is provided, and the amortization of intangibles and the step-up in inventory tax benefited at a lower rate than the Irish statutory rate and a one time restructuring tax charge of $10.3 million. Additionally, the tax provision included a benefit of $9.7 million related to certain changes in the Company’s uncertain tax positions. The effective tax rate for the nine months ended September 30, 2013 was impacted by certain one-time non-deductible pre-tax expenses including a goodwill impairment charge of $647.5 million and a charge for consideration due to the former Actavis stakeholders of $150.3 million. This was partially offset by non-taxable pre-tax income of $15.0 million related to the Arrow Acquisition.

Liquidity and Capital Resources

Working Capital Position

Working capital at September 30, 2014 and December 31, 2013 is summarized as follows:

($ in millions):	September 30, 2014	December 31, 2013	Increase (Decrease)
Current Assets:
Cash and cash equivalents	$339.4	$329.0	$10.4
Marketable securities	1.0	2.5	(1.5)
Accounts receivable, net	2,229.3	1,404.9	824.4
Inventories, net	2,627.3	1,786.3	841.0
Prepaid expenses and other current assets	652.1	409.2	242.9
Current assets held for sale	124.7	271.0	(146.3)
Deferred tax assets	278.5	231.8	46.7

Total current assets	6,252.3	4,434.7	1,817.6

Current liabilities:
Accounts payable and accrued expenses	$3,937.5	$2,343.2	$1,594.3
Income taxes payable	11.3	96.6	(85.3)
Current portion of long-term debt and capital leases	443.3	534.6	(91.3)
Deferred revenue	35.6	38.8	(3.2)
Current liabilities held for sale	—	246.6	(246.6)
Deferred tax liabilities	53.6	35.1	18.5

Total current liabilities	4,481.3	3,294.9	1,186.4

Working Capital	$1,771.0	$1,139.8	$631.2

Working Capital excluding assets held for sale, net	$1,646.3	$1,115.4	$530.9

Adjusted Current Ratio	1.37	1.37

Working capital excluding assets held for sale, net, increased $530.9 million to $1,646.3 million at September 30, 2014 compared to $1,115.4 million at December 31, 2013. This increase is primarily due to net income excluding non-cash charges of $1,885.7 million, net cash raised through borrowings in the nine months ended September 30, 2014 of $3,280.7, cash received from the sale of asset rights acquired in the Furiex Acquisition of $408.6 million and the working capital acquired in the Forest Acquisition on July 1, 2014 of $4,457.8 million, offset by cash utilized to fund the Forest ($7,070.6 million) and Furiex ($1,086.0 million) acquisitions as well as other balance movements including the amortization of inventory step-ups of $703.3 million.

Cash Flows from Operations

Summarized cash flow from operations is as follows:

	Nine Months Ended September 30,
($ in millions)	2014	2013
Net cash provided by operating activities	$1,431.4	$561.8

Cash flows from operations represent net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities increased $869.6 million in the nine months ended September 30, 2014 versus the prior year period, due primarily to an increase in net income, adjusted for non-cash activity of $1,062.8 million ($1,885.7 million and $822.9 million of net income, adjusted for non-cash activity in the nine months ended September 30, 2014 and 2013, respectively).

Management expects that available cash balances and the remaining 2014 cash flows from operating activities will provide sufficient resources to fund our operating liquidity needs and expected 2014 non-operating funding requirements.

Investing Cash Flows

Our cash flows from investing activities are summarized as follows:

	Nine Months Ended September 30,
($ in millions)	2014	2013
Net cash (used in) investing activities	$(4,632.1)	$(286.1)

Investing cash flows consist primarily of cash used in acquisitions of businesses and intangibles (primarily product rights), capital expenditures for property, plant and equipment and purchases of investments and marketable securities partially offset by proceeds from the sale of investments and marketable securities. Included in the nine months ended September 30, 2014 was net cash used in connection with the acquisitions of Forest ($3,646.4 million) and Furiex ($1,086.0 million), capital expenditures for property, plant and equipment of $174.1 million and the purchases of other businesses, net of cash acquired of $190.2 million, offset, in part by cash received from the sale of assets of $451.2 million, including royalty streams related to former Furiex products.

Included in the nine months ended September 30, 2013 was cash used in connection with the Uteron Acquisition, net of cash acquired ($141.3 million), cash used in connection with Medicines360 acquisition ($52.3 million) and capital expenditures for property and equipment ($117.4 million), offset by proceeds from the sale of property and equipment and marketable securities and other investments ($30.9 million).

Financing Cash Flows

Our cash flows from financing activities are summarized as follows:

	Nine Months Ended September 30,
($ in millions)	2014	2013
Net cash provided by / (used in) financing activities	$3,176.2	$(201.8)

Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of ordinary shares and proceeds from the exercise of stock options. Cash used in financing activities in the nine months ended September 30, 2014 includes the net proceeds from the issuance of the 2014 New Notes of $3,676.2 million, term-loan indebtedness of $2,000.0 million and a bridge loan of $2,400.0 million, offset, in part, by net repayments of other indebtedness, net of $4,875.5 million, including the bridge loan of $2,400.0 million, the repurchase of shares of $99.7 million and the payment of debt issuance costs of $58.2 million.

Included in the nine months ended September 30, 2013 were net payments on debt ($135.6 million), acquisition of non-controlling interests ($10.4 million), the repurchase of common stock to satisfy tax withholding obligations in connection with vested restricted stock issued to employees ($165.4 million), offset by excess tax benefit from stock based compensation ($69.2 million) and proceeds from stock option exercises ($44.0 million).

Debt and Borrowing Capacity

Debt consisted of the following (in millions):

	September 30, 2014	December 31, 2013
WC Term Loan Agreement	$1,410.9	$1,832.8
Amended and Restated ACT Term Loan	2,911.7	1,310.0
Revolving Credit Facility	—	265.0
Senior Notes:
$500.0 million 1.300% notes due June 15, 2017	500.0	—
$1,200.0 million 1.875% notes due October 1, 2017	1,200.0	1,200.0
$1,250.0 million 7.75% notes due September 15, 2018	—	1,250.0
$1,050.0 million 4.375% notes due February 1, 2019	1,050.0	—
$500.0 million 2.450% notes due June 15, 2019	500.0	—
$400.0 million 6.125% notes due August 14, 2019	400.0	400.0
$750.0 million 4.875% notes due February 15, 2021	750.0	—
$1,200.0 million 5.000% notes due December 15, 2021	1,200.0	—
$1,700.0 million 3.250% notes due October 1, 2022	1,700.0	1,700.0
$1,200.0 million 3.850% notes due June 15, 2024	1,200.0	—
$1,000.0 million 4.625% notes due October 1, 2042	1,000.0	1,000.0
$1,500.0 million 4.850% notes due June 15, 2044	1,500.0	—
Plus: Unamortized premium	249.2	103.9
Less: Unamortized discount	(53.2)	(31.9)

Senior Notes, net	11,196.0	5,622.0

Capital leases	18.5	22.2

Total debt and capital leases	15,537.1	9,052.0

Less: Current portion	443.3	534.6

Total long-term debt and capital leases	$15,093.8	$8,517.4

Credit Facility Indebtedness

2013 Term Loan

Amended and Restated Actavis, Inc. Credit and Guaranty Agreements

Amended and Restated ACT Term Loan

On the Closing Date and pursuant to the Term Loan Amendment Agreement (the “Term Amendment Agreement”), by and among Actavis, Inc., a wholly owned subsidiary of the Company, Bank of America (“BofA”), as administrative agent thereunder, and the lenders party thereto, dated as of August 1, 2013, the Company, as parent guarantor, Actavis WC Holding S.à r.l. (the “ACT Borrower”), as borrower, Actavis, Inc., as a subsidiary guarantor, and BofA, as administrative agent, entered into the Amended and Restated Actavis Term Loan Credit and Guaranty Agreement (the “Existing ACT Term Loan Agreement”), dated as of October 1, 2013. The Existing ACT Term Loan Agreement amended and restated Actavis, Inc.’s $1,800.0 million senior unsecured term loan credit facility, dated as of June 22, 2012. At closing, an aggregate principal amount of $1,572.5 million was outstanding under the Existing ACT Term Loan Agreement (the “2017 term-loan”). The 2017 term-loan matures on October 31, 2017. The outstanding principal amount is payable in equal quarterly installments of 2.50% per quarter, with the remaining balance payable on the maturity date.

On March 31, 2014, Actavis plc, Actavis Capital, Actavis, Inc., BofA, as Administrative Agent, and a syndicate of banks participating as lenders entered into an amendment agreement (the “ACT Term Loan Amendment”) to amend and restate Actavis Capital’s Existing ACT Term Loan Agreement. On July 1, 2014, in connection with the Forest Acquisition and under the ACT Term Loan Amendment, the Company borrowed $2.0 billion of term loan indebtedness under tranche A-2, which is due July 1, 2019 (the “2019 term-loan”). The outstanding principal amount is payable in equal quarterly installments of 2.50% per quarter, with the remaining balance payable on the maturity date.

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

The Company is subject to, and at September 30, 2014 was in compliance with, all financial and operational covenants under the terms of the ACT Term Loan Agreement. The outstanding balance of the 2017 term-loan and the 2019 term-loan at September 30, 2014 was $961.7 million and $1,950.0 million, respectively. The book value of the outstanding indebtedness approximates fair value as the debt is at variable interest rates and re-prices frequently.

Revolving Credit Facility

On the Closing Date and pursuant to the Revolver Loan Amendment Agreement (the “Revolver Amendment Agreement” and, together with the Term Amendment Agreement, the “Amendment Agreements”), by and among Actavis, Inc., as subsidiary guarantor, BofA, as administrative agent thereunder, and the lenders party thereto, dated as of August 1, 2013, the Company, as parent guarantor, the ACT Borrower, as borrower, Actavis, Inc., as a subsidiary guarantor, and BofA, as administrative agent, entered into that certain Amended and Restated Actavis Revolving Credit and Guaranty Agreement (the “Existing ACT Revolving Credit Agreement” and, together with the Existing ACT Term Loan Agreement, the “Amended and Restated Credit Agreements”), dated as of October 1, 2013. The ACT Revolving Credit Agreement amended and restated Actavis, Inc.’s $750.0 million senior unsecured revolving credit facility dated as of September 16, 2011, as amended by that certain Amendment No. 1 to the credit agreement and joinder agreement, dated as of May 21, 2012. At closing, $9.4 million of letters of credit were outstanding under the ACT Revolving Credit Agreement.

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

The Company is subject to, and as of September 30, 2014 was in compliance with, all financial and operational covenants under the terms of the Revolving Credit Facility. At September 30, 2014, no amounts were outstanding and letters of credit outstanding were $17.3 million. The net availability under the Revolving Credit Facility was $732.7 million.

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

The Company is subject to, and, at September 30, 2014, was in compliance with, all financial and operational covenants under the terms of the WC Term Loan Agreement. As of September 30, 2014, the outstanding indebtedness under the Three Year Tranche and the Five Year Tranche was $573.0 million and $837.9 million, respectively. The book value of the outstanding indebtedness approximates fair value as the debt is at variable interest rates and re-prices frequently.

Senior Notes Indebtedness

Acquired Forest Notes

On July 1, 2014 in connection with the Forest Acquisition, the Company acquired the indebtedness of Forest comprised of the $1,050.0 million 4.375% senior notes due 2019, the $750.0 million 4.875% senior notes due 2021 and the $1,200.0 million 5.000% senior notes due 2021 (together the “Acquired Forest Notes”). Interest payments are due on the $1,050.0 million senior notes semi-annually in arrears on February 1 and August 1 beginning August 1, 2014. Interest payments are due on the $750.0 million senior notes due 2021 semi-annually in arrears on February 15 and August 15 beginning August 15, 2014. Interest payments are due on the $1,200.0 million senior note due 2021 semi-annually in arrears on June 15 and December 15, beginning December 15, 2014. As a result of acquisition accounting, the notes were fair valued with a premium of $260.3 million as of July 1, 2014, which will be amortized as contra-interest over the life of the notes. The fair value of the Company’s outstanding Acquired Forest Notes ($3,000.0 million face value), as determined in accordance with ASC Topic 820 “Fair Value Measurement” (“ASC 820”) under Level 2 based upon quoted prices for similar items in active markets, was $3,188.2 million as of September 30, 2014.

2014 Notes Issuance

On June 10, 2014, Actavis Funding SCS, a limited partnership (societe en commandite simple), organized under the laws of the Grand Duchy of Luxembourg, an indirect subsidiary of Actavis plc, issued $500.0 million 1.300% notes due 2017, $500.0 million 2.450% notes due 2019, $1,200.0 million 3.850% notes due 2024 and $1,500.0 million 4.850% notes due 2044 (collectively the “2014 New Notes”). Interest payments are due on the 2014 New Notes on June 15 and December 15 semi-annually, beginning on December 15, 2014. The guarantors of the debt are Warner Chilcott Limited, Actavis Capital Sarl, and Actavis, Inc. Actavis plc will not guarantee the 2014 New Notes. The fair value of the Company’s outstanding 2014 New Notes ($3,700.0 million face value), as determined in ASC 820 under Level 2 based upon quoted prices for similar items in active markets, was $3,554.4 million as of September 30, 2014.

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

WC Supplemental Indenture

On October 1, 2013, the Company, WCCL, Warner Chilcott Finance LLC (the “Co-Issuer” and together with WC Company, the “Issuers”) and Wells Fargo Bank, National Association, as trustee (the “WC Trustee”), entered into a third supplemental indenture (the “Supplemental Indenture”) to the indenture, dated as of August 20, 2010 (the “WC Indenture”), among the Issuers, the guarantors party thereto and the WC Trustee, with respect to the Issuers’ 7.75% senior notes due 2018 (the “WC Notes”). Pursuant to the Supplemental Indenture, the Company had provided a full and unconditional guarantee of the Issuers’ obligations under the WC Notes and the WC Indenture.

On July 21, 2014, the Company redeemed the WC Notes for $1,311.8 million, which includes a make-whole premium of $61.8 million and the principal amount of the WC Notes of $1,250.0 million. As a result of the transaction, the Company recognized a gain in July of 2014 of $29.9 million, which includes the write-off of the then outstanding unamortized premium.

2012 Notes Issuance

On October 2, 2012, Actavis, Inc. issued the 2017 Notes, the 2022 Notes, and the 2042 Notes (collectively the “2012 Senior Notes”). Interest payments are due on the 2012 Senior Notes semi-annually in arrears on April 1 and October 1 beginning April 1, 2013. Net proceeds from the offering of the 2012 Senior Notes were used for the Actavis Group Acquisition. The fair value of the Company’s outstanding 2012 Senior Notes ($3,900.0 million face value), as determined in accordance with ASC 820 under Level 2 based upon quoted prices for similar items in active markets, was $3,733.9 million and $3,683.2 million as of September 30, 2014 and December 31, 2013, respectively.

2009 Notes Issuance

On August 24, 2009, Actavis, Inc. issued the 2014 Notes and the 2019 Notes (collectively the “2009 Senior Notes”). Interest payments are due on the 2009 Senior Notes semi-annually in arrears on February 15 and August 15, respectively, beginning February 15, 2010. Net proceeds from the offering of 2009 Senior Notes were used to repay certain debt with the remaining net proceeds being used to fund a portion of the cash consideration for the Arrow Group Acquisition. The 2014 Notes, which had an outstanding principal balance of $450.0 million and which were fully and unconditionally guaranteed by us, were redeemed on November 5, 2013 at a redemption price equal to $465.6 million, which resulted in a cash expense of $15.6 million in the fourth quarter of 2013. The fair value of the Company’s outstanding 2009 Senior Notes ($400.0 million face value), as determined in accordance with ASC 820 under Level 2 based upon quoted prices for similar items in active markets, was $453.6 million and $460.9 million as of September 30, 2014 and December 31, 2013, respectively.

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

Investment Risk

As of September 30, 2014, our total investments in marketable and equity securities of other companies, including equity method investments were $61.2 million (included in marketable securities and investments and other assets). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.

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

Floating Rate Debt

At September 30, 2014, borrowings outstanding under the WC Term Loan Agreement and the Amended and Restated Term Loan were $4,322.6 million. Assuming a one percent increase in the applicable interest rate, annual interest expense under the WC Term Loan Agreement and the Amended and Restated ACT Term Loan would increase by approximately $43.2 million over the next twelve months.

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

Net foreign currency gains and losses did not have a material effect on the Company’s results of operations for the three and nine months ended September 30, 2014 or 2013, respectively.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described in our Annual Report on Form 10-K. The Company has implemented changes in information technology general controls in order to improve controls over segregation of duties, restricted access to programs and data, and change management activities, and has begun testing their effectiveness in order to address the previously reported internal control deficiencies in our Form 10-K. As we complete operating effectiveness testing, the Company will continue to take measures that may be necessary and advisable so as to institute measures to remediate the material weakness.

Changes in Internal Control Over Financial Reporting

As described above, in the third quarter the Company has implemented changes to its disclosure controls and procedures and internal control over financial reporting as it continues to remediate its previously reported material weakness. We have made significant progress towards remediation with the majority of the remediation controls put into operation and we expect to complete our testing of their operating effectiveness in the fourth quarter of 2014. There have been no other changes in the Company’s internal control over financial reporting, during the fiscal quarter ended September 30, 2014, that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to “PART I, ITEM 3. LEGAL PROCEEDINGS,” of our Annual Report on Form 10-K for the year ended December 31, 2013 and “Legal Matters” in “NOTE 18 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Quarterly Report.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors previously disclosed in “Item 1A” of our Annual Report on Form 10-K for the year ended December 31, 2013, as revised by Form 8-K filed on May 20, 2014 and the Warner Chilcott Limited’s Registration Statement on Form S-4 filed on October 14, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities; Uses of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2014, we repurchased 182,216 of our ordinary shares to satisfy tax withholding obligations in connection with the vesting of restricted shares issued to employees as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 - 31, 2014	14,529	$221.15	—	—
August 1 - 31, 2014	163,437	$226.44	—	—
September 1 - 30, 2014	4,250	$240.90	—	—

July 1 - September 30, 2014	182,216	$226.36

ITEM 6.	EXHIBITS

Reference is hereby made to the Exhibit Index on page 116.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2014.

ACTAVIS PLC WARNER CHILCOTT LIMITED

By:	/s/ R.Todd Joyce
Name:	R.Todd Joyce
Title:	Chief Financial Officer (Principal Executive Officer)

By:	/s/ James C. D’Arecca
Name:	James C. D’Arecca
Title:	Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of October 5, 2014, by and among Actavis W.C. Holding Inc., Delaware Merger Sub, Inc. and Durata Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to Actavis plc’s Current Report on Form 8-K filed on October 8, 2014)

10.1	Form of Contingent Value Rights Agreement (incorporated by reference to Exhibit 99.1 to Actavis plc’s Current Report on Form 8-K filed on October 8, 2014).

10.2	Tender and Support Agreement, dated as of October 5, 2014, by and among Actavis W.C. Holding Inc., Delaware Merger Sub, Inc. and the individuals listed therein (incorporated by reference to Exhibit 99.2 to Actavis plc’s Current Report on Form 8-K filed on October 8, 2014).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Label Definition Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Exchange Act.