Form 10-K
period 2014-12-31
Actavis plc; Warner Chilcott Ltd
filed 2015-02-18
CIK 1578845, 1620602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	Exact name of registrant as specified in its charter, principal office and address and telephone number	State of incorporation or organization	I.R.S. Employer Identification No.
000-55075	Actavis plc 1 Grand Canal Square, Docklands Dublin 2, Ireland (862) 261-7000	Ireland	98-1114402
333-199019	Warner Chilcott Limited Cannon’s Court 22 Victoria Street Hamilton HM 12 Bermuda (441) 295-2244	Bermuda	98-0496358

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Actavis plc Ordinary Shares, $0.0001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Actavis plc	Yes	☑	No	☐
Warner Chilcott Limited	Yes	☑	No	☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Actavis plc	Yes	☐	No	☑
Warner Chilcott Limited	Yes	☐	No	☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Actavis plc	Yes	☑	No	☐
Warner Chilcott Limited	Yes	☑	No	☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Actavis plc	Yes	☑	No	☐
Warner Chilcott Limited	Yes	☑	No	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Actavis plc	☑
Warner Chilcott Limited	☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Actavis plc	Large accelerated filer	☑	Accelerated filer	☐
	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
Warner Chilcott Limited	Large accelerated filer	☐	Accelerated filer	☐
	Non-accelerated filer (Do not check if a smaller reporting company)	☑	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Actavis plc	Yes	☐	No	☑
Warner Chilcott Limited	Yes	☐	No	☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of Actavis plc as of June 30, 2014, based upon the last sale price reported for such date on the New York Stock Exchange, was $38,723.0 million. The calculation of the aggregate market value of voting and non-voting stock excludes Class A ordinary shares of Actavis plc held by executive officers, directors, and stockholders that the registrant concluded were affiliates of Actavis plc on that date.

Number of shares of Actavis plc’s Ordinary Shares outstanding on February 13, 2015: 266,252,295

This Annual Report on Form 10-K is a combined report being filed separately by two different registrants: Actavis plc and Warner Chilcott Limited. Warner Chilcott Limited is an indirect wholly owned subsidiary of Actavis plc. The information in this Annual Report on Form 10-K is equally applicable to Actavis plc and Warner Chilcott Limited, except where otherwise indicated. Warner Chilcott Limited meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-K and, to the extent applicable, is therefore filing this form with a reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K (“Annual Report”) is incorporated by reference from the Actavis plc proxy statement to be filed pursuant to Regulation 14A with respect to the Registrant’s Annual Meeting of Shareholders to be held on or about May 8, 2015.

ACTAVIS PLC

WARNER CHILCOTT LIMITED

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2014

ITEM 1.	BUSINESS

Explanatory Note

This Annual Report on Form 10-K is a combined annual report being filed separately by two registrants: Actavis plc and its wholly-owned subsidiary, Warner Chilcott Limited. Each registrant hereto is filing on its own behalf all the information contained in this annual report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representations as to any such information.

Company History

Actavis plc (formerly known as Actavis Limited) was incorporated in Ireland on May 16, 2013 as a private limited company and re-registered effective September 18, 2013 as a public limited company. It was established for the purpose of facilitating the business combination between Actavis, Inc. and Warner Chilcott plc (“Warner Chilcott”). On October 1, 2013, pursuant to the transaction agreement dated May 19, 2013 among Actavis, Inc., Warner Chilcott, the Company, Actavis Ireland Holding Limited, Actavis W.C. Holding LLC (now known as Actavis W.C. Holding Inc.) and Actavis W.C. Holding 2 LLC (now known as Actavis W.C. Holding 2 Inc.) (“MergerSub”), (i) the Company acquired Warner Chilcott (the “Warner Chilcott Acquisition”) pursuant to a scheme of arrangement under Section 201, and a capital reduction under Sections 72 and 74, of the Irish Companies Act of 1963 where each Warner Chilcott ordinary share was converted into 0.160 of an Actavis plc ordinary share (the “Company Ordinary Shares”), or $5,833.9 million in equity consideration, and (ii) MergerSub merged with and into Actavis, Inc., with Actavis, Inc. as the surviving corporation in the merger (the “Merger” and, together with the Warner Chilcott Acquisition, the “Transactions”). Following the consummation of the Transactions, Actavis, Inc. and Warner Chilcott became wholly-owned subsidiaries of Actavis plc. Each of Actavis, Inc.’s common shares was converted into one Company Ordinary Share. Effective October 1, 2013, through a series of related-party transactions, Actavis plc contributed its indirect subsidiaries, including Actavis, Inc. to Warner Chilcott Limited.

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

References throughout to “we,” “our,” “us,” the “Company” or “Actavis” refer to financial information and transactions of Watson Pharmaceuticals, Inc. prior to January 23, 2013, Actavis, Inc. from January 23, 2013 until October 1, 2013 and Actavis plc and Warner Chilcott Limited subsequent to October 1, 2013.

References throughout to “Ordinary Shares” refer to Actavis, Inc.’s Class A common shares, par value $0.0033 per share, prior to the consummation of the Transactions and to Actavis plc’s ordinary shares, par value $0.0001 per share, since the consummation of the Transactions.

Pursuant to Rule 12g-3(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Actavis plc is the successor issuer to Actavis, Inc. and to Warner Chilcott. Actavis plc’s ordinary shares are deemed to be registered under Section 12(b) of the Exchange Act, and Actavis plc is subject to the informational requirements of the Exchange Act, and the rules and regulations promulgated thereunder. Actavis plc’s ordinary shares are approved for listing on the New York Stock Exchange (“NYSE”) and trade under the symbol “ACT”.

On November 17, 2014, Actavis plc and Allergan, Inc. (“Allergan”) announced that they entered into a definitive agreement under which Actavis plc will acquire Allergan for a combination of $129.22 in cash and 0.3683 of a Company Ordinary Share for each share of Allergan common stock (the “Pending Allergan Acquisition”). Based on the closing price of Actavis ordinary shares on November 14, 2014, the transaction was valued at approximately $66.0 billion. The addition of Allergan’s therapeutic franchises in ophthalmology, neurosciences and medical aesthetics/dermatology/plastic surgery will complement Actavis’ existing central nervous system, gastroenterology, women’s health and urology franchises. The combined company will also benefit significantly from Allergan’s global brand equity and consumer awareness of key products, including Botox® and Restasis®. The transaction also expands our presence, market and product reach across many international markets, with strengthened commercial positions across Canada, Europe, Southeast Asia and other high-value growth markets, including China, India, the Middle East and Latin America. The transaction is expected to close late in the first quarter or early in the second quarter of 2015.

Except where otherwise indicated, and excluding certain insignificant cash and non-cash transactions at the Actavis plc level, the consolidated financial statements and disclosures are for two separate registrants, Actavis plc and Warner Chilcott Limited. The results of Warner Chilcott Limited are consolidated into the results of Actavis plc. Due to the deminimis activity between Actavis plc and Warner Chilcott Limited, references throughout this document relate to both Actavis plc and Warner Chilcott Limited. Refer to “Note 3 —Reconciliation of Warner Chilcott Limited results to Actavis plc results” in the accompanying “Notes to the Consolidated Financial Statements” in this document for a summary of the details on the differences between Actavis plc and Warner Chilcott Limited.

This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under “Risk Factors” in this Annual Report and in other reports we have filed with the U.S. Securities and Exchange Commission (“SEC”).

Business Overview

Actavis is a global specialty pharmaceutical company engaged in the development, manufacturing, marketing, and distribution of generic, branded generic, brand name (“brand”, “branded” or “specialty brand”), biosimilar and over-the-counter (“OTC”) pharmaceutical products. We also develop and out-license generic pharmaceutical products primarily in Europe through our Medis third-party business. In the third quarter of 2014, in connection with the Forest Acquisition (defined below), the Board of Directors realigned the Company’s global strategic business structure. Under the new organizational structure, the Company organized its business into three operating segments: North American Brands, North American Generics and International, and Anda Distribution.

The Company has operations in more than 60 countries throughout North America (The United States of America (“U.S.”), Canada, and Puerto Rico) and the rest of world. The U.S. remains our largest commercial market and represented more than half of our total net revenues for each of 2014, 2013 and 2012. As of December 31, 2014, we marketed approximately 250 generic pharmaceutical product families and approximately 80 brand pharmaceutical product families in the U.S. and distributed approximately 12,650 stock-keeping units (“SKUs”) through our Anda Distribution segment.

Actavis plc’s principal executive offices are located at 1 Grand Canal Square, Docklands, Dublin 2, Ireland and our administrative headquarters are located at Morris Corporate Center III, 400 Interpace Parkway, Parsippany, NJ 07054. Our Internet website address is www.actavis.com. We do not intend this website address to be an active link or to otherwise incorporate by reference the contents of the website into this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto are available free of charge on our Internet website. These reports are posted on our website as soon as reasonably practicable after such reports are electronically filed with the SEC. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549 or electronically through the SEC website (www.sec.gov). The information contained on the SEC’s website is not incorporated by reference into this Form 10-K and should not be considered to be part of this Form 10-K. Information may be obtained regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Within the Investors section of our website, we provide information concerning corporate governance, including our Corporate Governance Guidelines, Board Committee Charters and Composition, Code of Conduct and other information. Refer to “ITEM 1A. RISK FACTORS-CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS” in this document.

Business Development

2014 Significant Business Developments

During 2014, we entered into the following business development transactions that impacted our results of operations and will continue to have an impact on our future operations.

Pending Allergan Acquisition

On November 16, 2014, Actavis plc and Allergan entered into an Agreement and Plan of Merger (the “Allergan Merger Agreement”) in connection with the Pending Allergan Acquisition.

Respiratory Business

As part of the Forest Acquisition, we acquired certain assets that comprised a respiratory business. During the fourth quarter of 2014, we held for sale the respiratory assets of $734.0 million, including allocated goodwill to this unit of $309.1 million. On February 5, 2015, the Company announced the sale of its respiratory business to AstraZeneca for consideration of $600.0 million upon closing, additional funds to be received for the sale of certain of our inventory to AstraZeneca and low single-digit royalties above a certain revenue threshold. AstraZeneca will also pay Actavis an additional $100.0 million, and Actavis has agreed to a number of contractual consents and approvals, including certain amendments to the ongoing collaboration agreements between AstraZeneca and Actavis.

Pharmatech

As part of the Forest Acquisition, we acquired certain manufacturing plants and contract manufacturing agreements within our Aptalis Pharmaceutical Technologies (“Pharmatech”) entities. In accordance with acquisition accounting, the assets were fair valued on July 1, 2014 as assets held in use, including market participant synergies anticipated under the concept of “highest and best use”. During the fourth quarter, the decision was made to hold these assets for sale as one complete unit, without integrating the unit and realizing anticipated synergies (the “Pharmatech Transaction”). In the year ended December 31, 2014, the Company recognized an impairment on assets held for sale of $189.9 million which included a portion of goodwill allocated to this business unit. On February 13, 2015, the Company and TPG, a global private investment firm, announced that they have entered into definitive agreement under which Actavis will divest Pharmatech to TPG.

Durata

On November 17, 2014, we completed our tender offer to purchase all of the outstanding shares of Durata Therapeutics, Inc. (“Durata”), an innovative pharmaceutical company focused on the development and commercialization of novel therapeutics for patients with infectious diseases and acute illnesses (the “Durata Acquisition”). Actavis purchased all outstanding shares of Durata, which were valued at approximately $724.5 million, including the assumption of debt, as well as one contingent value right (“CVR”) per share, entitling the holder to receive additional cash payments of up to $5.00 per CVR if certain regulatory or commercial milestones related to Durata’s lead product Dalvance™ are achieved. The CVR had an acquisition date fair value of $49.0 million. We accounted for the acquisition as a business combination requiring that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

Rhythm

On October 22, 2014, we entered into a definitive agreement with the exclusive option to acquire Rhythm Health, Inc. (“Rhythm”), which has worldwide rights to RM-131 (relamorelin), a peptide ghrelin agonist being developed by Rhythm for the treatment of diabetic gastroparesis and other GI functional disorders. Under the terms of the agreement, the Company provided an upfront payment of $40.0 million, which will be used principally to conduct the Phase 2b study. Following the completion of the Phase 2b study, the Company will have the option as early as 2016 to acquire the company and the worldwide rights to relamorelin (the “Rhythm Transaction”). The $40.0 million payment was expensed as a component of research and development (“R&D”) in the year ended December 31, 2014.

Tretin-X

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

Furiex Acquisition

On July 2, 2014, the Company completed an agreement to acquire Furiex Pharmaceuticals, Inc. (“Furiex”) in an all-cash transaction (the “Furiex Acquisition”) valued at $1,156.2 million (including the assumption of debt) and up to approximately $360.0 million in a CVR that may be payable based on the designation of eluxadoline, Furiex’s lead product, as a controlled drug following approval (if any) which had an acquisition accounting fair value of $88.0 million on the date of acquisition (included in the value of $1,156.2 million). We accounted for the acquisition as a business combination requiring that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

Eluxadoline is a first-in-class, locally-acting mu opioid receptor agonist and delta opioid receptor antagonist for treating symptoms of diarrhea-predominant irritable bowel syndrome (IBS-d), a condition that affects approximately 28 million patients in the United States and Europe. The CVR payment is based on the status of eluxadoline, as a controlled drug following approval, if any, as follows:

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

In connection with the close of the Furiex Acquisition, the Company closed the transaction related to the sale of Furiex’s royalties on Alogliptin and Priligy to Royalty Pharma for $408.6 million with no income statement impact.

Forest Laboratories

On July 1, 2014, Actavis plc acquired Forest Laboratories, Inc. (“Forest”) for $30.9 billion including outstanding indebtedness assumed of $3.3 billion, equity consideration of $20.6 billion, which includes outstanding equity awards, and cash consideration of $7.1 billion (the “Forest Acquisition”). Under the terms of the transaction, Forest shareholders received 89.8 million Company Ordinary Shares, 6.1 million Actavis plc non-qualified stock options and 1.1 million Actavis plc share units. We accounted for the acquisition as a business combination requiring that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Forest was a leading, fully integrated, specialty pharmaceutical company largely focused on the United States market. Forest marketed a portfolio of branded drug products and developed new medicines to treat patients suffering from diseases principally in the following therapeutic areas: central nervous system, cardiovascular, gastrointestinal, respiratory, anti-infective, and cystic fibrosis.

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

Silom Medical Company

On April 1, 2014, the Company acquired Silom Medical Company (“Silom”), a privately held generic pharmaceutical company focused on developing and marketing therapies in Thailand, for consideration of approximately $103.0 million in cash (the “Silom Acquisition”). The Silom Acquisition expanded the Company’s position in the Thai generic pharmaceutical market, with leading positions in the ophthalmic and respiratory therapeutic categories and a strong cardiovascular franchise. We accounted for the acquisition as a business combination requiring that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

Lincolnton Manufacturing Facility

During the second quarter of 2014, we sold the Lincolnton manufacturing facility to G&W NC Laboratories, LLC (“G&W”) for $21.5 million. In addition, the Company and G&W entered into a supply agreement, whereby G&W will supply us product during a specified transition period. The Company allocated the fair value of the consideration to the business sold of $25.8 million and the supply agreement, which resulted in a prepaid asset to be amortized into cost of sales over the transition period of $4.3 million. As a result of the final sales terms, we recorded a gain on business sold of $0.9 million during the year ended December 31, 2014.

Corona Facility

During the year ended December 31, 2014, we held for sale assets in our Corona, California manufacturing facility. As a result, the Company recognized an impairment charge of $20.0 million in the year ended December 31, 2014, including a write-off of property, plant and equipment, net, due to the integration of Warner Chilcott of $5.8 million. As of December 31, 2014, the assets held for sale relating to Corona were $36.2 million.

Metronidazole 1.3% Vaginal Gel

On May 1, 2013, we entered into an agreement to acquire the worldwide rights to Valeant’s metronidazole 1.3% vaginal gel antibiotic development product, a topical antibiotic for the treatment of bacterial vaginosis, which is being accounted for as a business combination, which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Under the terms of the agreement, we acquired the product upon the U.S. Food and Drug Administration (“FDA”) approval on March 25, 2014 for acquisition accounting consideration of approximately $62.3 million, which included the fair value contingent consideration of $50.3 million and upfront and milestone payments of $12.0 million, of which $9.0 million was incurred in the year ended December 31, 2014. As a result of this transaction, the Company recognized intangible assets and goodwill of $61.8 million and $0.5 million, respectively, in the year ended December 31, 2014 (the “Metrogel Acquisition”). In the quarter ended December 31, 2014, the Company evaluated future projections of the product. As a result of this review, the Company noted the intangible asset was not fully recoverable. As such, the Company impaired the asset by $25.0 million. At the same time, the Company reversed contingent consideration (through cost of sales) of $21.0 million, for a net loss of $4.0 million.

2013 Significant Business Developments

During 2013, we completed and / or initiated the following transactions that impacted our results of operations and will continue to have an impact on our future operations.

Western European Assets

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

As a result of the transactions, we recognized income / (loss) on the net assets held for sale of $3.4 million and $(34.3) million in the years ended December 31, 2014 and 2013, respectively. In addition, the Company recognized a loss on the disposal of the assets in the year ended December 31, 2014 of $20.9 million and deferred revenue of $10.1 million to be recognized over the course of the supply agreement.

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

Pursuant to the Sanofi Amendment, the parties amended the Collaboration Agreement with respect to Actonel® and Atelvia® in the U.S. and Puerto Rico (the “Exclusive Territory”) to provide that, in exchange for the payment of a lump sum of $125.0 million by WCCL to Sanofi in the year ended December 31, 2013, WCCL’s obligations with respect to the global reimbursement payment, which represented a percentage of Actavis’ net sales as defined, as it relates to the Exclusive Territory for the year ended December 31, 2014, shall be satisfied in full. The Sanofi Amendment did not and does not apply to or affect the parties’ respective rights and obligations under the Collaboration Agreement with respect to (i) the year ended December 31, 2013 or (ii) territories outside the Exclusive Territory. The $125.0 million was recorded as an intangible asset during the year ended December 31, 2013, which was amortized over the course of the year ended December 31, 2014 using the economic benefit model.

In accordance with the terms of the Collaboration Agreement, the Company regained world-wide rights to promote Actonel® and Atelvia® in all territories on January 1, 2015.

Acquisition of Warner Chilcott

On October 1, 2013, we completed the Warner Chilcott Acquisition for a transaction value, including the assumption of debt, of $9.2 billion. Warner Chilcott was a leading specialty pharmaceutical company focused on women’s healthcare, gastroenterology, urology and dermatology segments of the branded pharmaceuticals market, primarily in North America. The Warner Chilcott Acquisition expanded our presence worldwide, primarily in our North American Brands segment.

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

Medicines360

On June 10, 2013, we entered into an exclusive license agreement with Medicines360 to market, sell and distribute Medicines360 LNG20 intrauterine device (“LNG20”) in the U.S. and in Canada for a payment of approximately $52.3 million. According to the terms of the agreement, we are also required to pay Medicines360 certain regulatory and sales based milestone payments totaling up to nearly $125.0 million plus royalties. Medicines360 retained the rights to market the product in the U.S. public sector, including family planning clinics that provide services to low-income women. LNG20, originally developed by Uteron Pharma Operations SPRL in Belgium (now a subsidiary of the Company), is designed to deliver 20 mcg of levonorgestrel per day for the indication of long-term contraception. We accounted for the acquisition as a business combination requiring that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

Acquisition of Uteron Pharma, S.A.

On January 23, 2013, the Company completed the acquisition of Uteron Pharma, S.A. for approximately $142.0 million in cash, plus assumption of debt and other liabilities of $7.7 million and up to $155.0 million in potential future milestone payments (the “Uteron Acquisition”). The acquisition expanded the Company’s specialty brand pipeline of women’s health products including two potential near term commercial opportunities in contraception and infertility, and one oral contraceptive project projected to launch by 2018 at the time of the acquisition. Several additional products that were then in earlier stages of development were also acquired in the Uteron Acquisition. We accounted for the acquisition as a business combination requiring that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

At June 30, 2014, after an identified triggering event, the acquired in-process research and development (“ IPR&D”) intangible asset related to Estelle, a novel natural estrogen-based 28 day cycle oral contraceptive for the prevention of pregnancy, of $13.1 million was deemed to be fully impaired. Consequently, the $22.8 million contingent liability related to Estelle was written off, resulting in a net gain of $9.7 million. At June 30, 2014, after an identified triggering event, the acquired IPR&D intangible asset related to Colvir, a treatment of premalignant Human Papilloma Virus (HPV) lesions of the uterine, of $2.0 million was deemed to be fully impaired. Consequently the $1.5 million contingent liability was also written off, resulting in a net loss of $0.5 million.

2012 and Prior Significant Business Developments

During 2012 and prior, we completed and / or initiated the following transactions that impacted our results of operations and will continue to have an impact on our future operations.

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

Sale of Moksha8 Ownership

On October 22, 2012, we sold our investment in Moksha8 Pharmaceuticals, Inc. (“Moksha8”) for $46.6 million (the “Moksha8 Sale”). Simultaneously, we expanded our ongoing sales and marketing collaboration with Moksha8 by granting a license to Moksha8 for five new branded generic products to be developed for the Brazilian and Mexican markets in exchange for defined milestones and sales royalties. We retained generic marketing rights in each market for all products licensed to Moksha8. As a result of the sale, the Company recorded a gain of $28.8 million in other income (expense) in the year ended December 31, 2012. During the year ended December 31, 2013, the Company terminated the agreement with Moksha8 resulting in a loss of $4.0 million. As part of the Forest Acquisition, the Company acquired Forest’s agreement with Moksha8. Refer to “Note 6 — Collaborations” in the accompanying “Notes to Consolidated Financial Statements” in this document for more information.

Amgen Collaboration

In December 2011, we entered into a collaboration agreement with Amgen Inc. (“Amgen”) to develop and commercialize, on a worldwide basis, biosimilar versions of Herceptin®, Avastin®, Rituxan/Mab Thera®, and Erbitux® (the “Amgen Collaboration Agreement”). Amgen has assumed primary responsibility for developing, manufacturing and initially commercializing the oncology antibody products. As of December 31, 2014, the Company’s maximum future contributions were up to $254.8 million in remaining co-development costs over the remaining course of development, including the provision of development support, and the Company will share product development risks. In addition, we will contribute our significant expertise in the commercialization and marketing of products in highly competitive specialty and generic markets, including helping effectively manage the lifecycle of the biosimilar products. The collaboration products are expected to be sold under a joint Amgen/Actavis label. We will initially receive royalties and sales milestones from product revenues. The collaboration will not pursue biosimilars of Amgen’s proprietary products.

Business Description

Prescription pharmaceutical products in the U.S. generally are marketed as either generic or brand pharmaceuticals. Generic pharmaceutical products are bioequivalents of, or in cases of protein-based biologic therapies, biosimilar to, their respective brand products, and provide a cost-efficient alternative to brand products. Brand pharmaceutical products are marketed under brand names through programs that are designed to generate physician and consumer loyalty. Through our Anda Distribution segment, we distribute pharmaceutical products, primarily generics, which have been commercialized by us and others, to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices.

As a result of the differences between the types of products we market and/or distribute and the methods by which we distribute these products, we operate and manage our business in three distinct operating segments: North American Brands, North American Generics and International and Anda Distribution. The North American Brands segment includes patent-protected and off-patent products that the Company sells and markets as brand pharmaceutical products within North America. The North American Generics and International segment includes certain trademarked off-patent products that the Company sells and markets as off-patent pharmaceutical products that are therapeutically equivalent to proprietary products within North America. Also included in this segment are international revenues that include patent-protected and off-patent products that the Company sells and markets as brand pharmaceutical products, certain trademarked off-patent products that the Company sells and markets as off-patent pharmaceutical products that are therapeutically equivalent to proprietary products, over the counter products and revenues from our third party Medis business. The Anda Distribution segment distributes generic and brand pharmaceutical products manufactured by third parties, as well as by the Company, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. The Anda Distribution segment operating results exclude sales of products developed, acquired, or licensed by the North American Brands and North American Generics and International segments.

Business Strategy

We apply three key strategies to achieve growth for our North American Brands and North American Generics and International businesses: (i) internal development of differentiated and high-demand products, including, in certain circumstances as it relates to generics, challenging patents associated with these products, (ii) establishment of strategic alliances and collaborations and (iii) acquisition of products and companies that complement our current business. The Company also develops and out licenses generic pharmaceutical products through its Medis third party business. Our Anda Distribution business distributes products for approximately 340 suppliers and is focused on providing next-day delivery and responsive service to its customers. Our Anda Distribution business distributes a number of generic and brand products in the U.S. Growth in our Anda Distribution business will be largely dependent upon customer expansion, FDA approval of new generic products in the U.S. and expansion of our base of suppliers.

Based upon business conditions, our financial strength and other factors, we regularly reexamine our business strategies and may change them at any time. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our Business” in this document.

North American Brands Segment

Newly developed pharmaceutical products normally are patented or have market exclusivity and, as a result, are generally offered by a single provider when first introduced to the market. We market a number of branded products to physicians, hospitals, and other markets that we serve. These patented and off-patent trademarked products are brand pharmaceutical products. In November 2014, as a result of the Durata Acquisition, we began promoting Dalvance™. In July 2014, as a result of the Forest Acquisition, we began promoting a number of additional brand products including, but not limited to Bystolic®, Canasa®, Carafate®, Daliresp®, Fetzima®, Linzess®, Namenda®, Namenda XR®, Saphris®, Teflaro® and Viibryd®. In October 2013, as a result of the Warner Chilcott Acquisition, we began promoting a number of additional brand products, including, but not limited to, Actonel®, Asacol® HD, Atelvia®, Delzicol®, Doryx®, Estrace® Cream, Enablex®, Lo Loestrin® Fe and Minastrin® 24 Fe.

Net revenues in our North American Brands segment were $4,631.4 million, $1,062.5 million, and $478.2 million, or approximately 35.5%, 12.2% and 8.1% of our total net revenues in the years ended December 31, 2014, 2013, and 2012, respectively. Typically, our brand products realize higher profit margins than our generic products.

North American Brands Strategy

Our North American Brands business is focused on maintaining a leading position within North America, and in particular, the U.S. market.

We market our brand products through our active sales professionals in North America. Our sales and marketing efforts focus on general and specialty physicians who specialize in the diagnosis and treatment of particular medical conditions. Each group offers products to satisfy the unique needs of these physicians. We believe this focused sales and marketing approach enables us to foster close professional relationships with specialty physicians, as well as cover the primary care physicians who also prescribe in selected therapeutic areas. We believe that the current structure of sales professionals is very adaptable to the additional products we plan to add to our brand portfolio.

We have maintained an ongoing effort to enhance efficiencies and reduce costs in our manufacturing operations.

North American Brand Product Portfolio

As of December 31, 2014, our portfolio of approximately 80 brand pharmaceutical product families includes the following key promoted products:

Actavis Brand Product	Active Ingredient	Therapeutic Classification
Actonel®	Risedronate	Osteoporosis
Androderm®	Testosterone (transdermal patch)	Male testosterone replacement
Asacol® HD	Mesalamine	Ulcerative Colitis
Atelvia®	Risedronate	Osteoporosis
Bystolic®	Nebivolol	Hypertension
Canasa®	Mesalamine USP	Ulcerative proctitis
Carafte®	Solifenacin succinate	Anti-ulcer
Crinone®	Progesterone	Progesterone supplementation
Dalvance™	Dalbavancin	Antibacterial - ABSSSI
*Daliresp®	Roflumilast	Chronic Obstructive Pulmonary Disease
Delzicol®	Mesalamine	Ulcerative Colitis
*Doryx®	Doxycycline hyclate	Acne
Enablex®	Darifenacin	Overactive bladder
Estrace® Cream	Estradiol	Hormone Therapy
Fetzima®	Levomilnacipran	Major depressive disorders
Generess® Fe	Ethinyl estradiol and norethindrone	Oral contraceptive
INFeD®	Iron dextran	Hematinic
Kadian®	Morphine sulfate	Opioid analgesic
Linzess®	Linaclotide	Irritable bowel syndrome
Lo Loestrin® Fe	Ethinyl estradiol and norethindrone	Oral contraceptive
Minastrin® 24 Fe	Ethinyl estradiol and norethindrone	Oral contraceptive
Namenda franchise	Memantine HCl	Dementia
Oxytrol®	Oxybutnin (transdermal patch)	Overactive bladder
Rapaflo®	Silodosin	Benign prostatic hyperplasia
Saphris®	Asenapine	Schizophrenia
Savella®	Milnacipran HCl	Fibromyalgia
Teflaro®	Ceftaroline fosamil	Bacterial pneumonia
Trelstar®	Triptorelin pamoate injection	Prostate cancer
*Tudorza®	Aclidinium bromide	Bronchospasm
Viibryd®	Vilazodone HCl	Major depressive disorders
Zenpep®	Pancrelipase	Exocrine pancreatic insufficiency

*	The Company recently entered into agreements to divest these products.

North American Generics and International Segment

Actavis is a leader in the development, manufacturing and sale of generic, branded generic and OTC pharmaceutical products. In certain cases where patents or other regulatory exclusivity no longer protect a brand product, or other opportunities might exist, Actavis seeks to introduce generic counterparts to the brand product. These generic products are bioequivalent to their brand name counterparts and are generally sold at significantly lower prices than the brand product. Our portfolio of generic products includes products we have developed internally and products licensed from and distributed for third parties. Also included in this segment are international revenues, which include patent-protected and off-patent products that the Company sells and markets as brand pharmaceutical products, certain trademarked off-patent products that the Company sells and markets as off-patent pharmaceutical products that are therapeutically equivalent to proprietary products, over the counter products and revenues from our third party Medis business. Within the Company’s North American Generics and International reporting segment, the United States is the largest contributing market.

Net revenues in our North American Generics and International segment accounted for $6,747.2 million, $6,418.2 million, and $4,450.3 million, or approximately 51.7%, 74.0%, and 75.2% of our total net revenues in the years ended December 31, 2014, 2013 and 2012, respectively. Within this segment approximately 61.9%, 61.0%, and 78.0% of 2014, 2013 and 2012 segment net revenue came from our North American generics, respectively.

North American Generics and International Strategy

Our North American Generics and International business is focused on maintaining a leading position within both the North American, and in particular, the U.S. market and our key international markets and strengthening our global position by offering a consistent and reliable supply of quality brand and generic products.

Our strategy in the U.S. is to develop pharmaceuticals that are difficult to formulate or manufacture or will complement or broaden our existing product lines. Internationally, we seek to grow our market share in key markets while expanding our presence in new markets. We plan to accomplish this through new product launches, filing existing products overseas and in-licensing products through acquisitions and strategic alliances.

We have maintained an ongoing effort to enhance efficiencies and reduce costs in our manufacturing operations.

Generic Product Portfolio

As of December 31, 2014, our U.S. portfolio of approximately 250 generic pharmaceutical product families includes the following key products which comprised a majority of product sales for North American Generics for the year-ended December 31, 2014:

Actavis Generic Product	Comparable Brand Name	Therapeutic Classification

Amethia™	Seasonique®	Oral contraceptive

Bupropion hydrochloride ER	Wellbutrin XL®	Anti-depressant

Buprenorphine HCI, Naloxone HCI	Suboxone®	Anti-depressant

Celecoxib	Celebrex®	Anti-inflammatory

Desonide lotion and cream	Desowen®	Dermatology

Doxycycline hyclate	Vibramycin®	Antibiotic

Dronabinol	Marinol®	Antiemetic

Duloxetine HCI	Cymbalta®	Anti-depressant

Enoxaparin sodium	Lovenox®	Anticoagulant

Fentanyl transdermal system	Duragesic®	Analgesic/narcotic combination

Glipizide ER	Glucotrol XL®	Anti-diabetic

Guanfacine ER	Intuniv®	Attention-deficit/hyperactivity disorder

Hydrocodone bitartrate/acetaminophen	Lorcet®, Lorcet® Plus, Lortab®, Norco®/Anexsia®, Maxidone®, Vicodin®, Vicodin ES®, Vicodin HP®	Analgesic

Hydromorphone ER	Exalgo®	Analgesic

Lidocaine topical patch 5%	Lidoderm®	Anesthetic

Actavis Generic Product	Comparable Brand Name	Therapeutic Classification

Methylphenidate ER	Concerta®	Hypertension, attention-deficit/ hyperactivity disorder

Metoprolol succinate	Toprol XL®	Anti-hypertensive

Microgestin® /Microgestin ® Fe	Loestrin®/Loestrin® Fe	Oral contraceptive

Mixed Amphetamine Salts ER	Adderall XR® CII	Hypertension, attention-deficit/ hyperactivity disorder

Morphine sulfate	Avinza®, Kadian®	Analgesic

Next Choice One DoseTM	Plan B One-Step®	Emergency oral contraceptive

Potassium	Micro-K®, K-Dur®	Hypokalemia

Permethrin	Elimite	Dermatology

Risedronate	Actonel	Osteoporosis

Ursodiol	Actigall®	Bile stone therapy

In the U.S., we predominantly market our generic products to various drug wholesalers, mail order, government and national retail drug and food store chains utilizing a small team of sales and marketing professionals. During 2014, on a combined business, we expanded our generic product line with the launch of approximately 550 generic products globally.

Operations in Key International Markets

Approximately 38.1%, 39.0% and 22.0% of our North American Generics and International revenue was derived outside of North America in 2014, 2013, and 2012, respectively.

Research and Development

We devote significant resources to the R&D of brand products, generic products, biosimilars and proprietary drug delivery technologies. R&D activities are expensed as incurred and consist of self-funded R&D costs, the costs associated with work performed under collaborative R&D agreements, regulatory fees, and milestone payments, if any. R&D expenses include the following key components (in millions):

	Years Ended December 31,
	2014	2013	2012
Generic expenditures	$474.9	$425.1	$255.6
Brand expenditures	512.1	110.7	68.6
Biosimilar expenditures	98.9	81.1	78.3

Total R&D	$1,085.9	$616.9	$402.5

We are presently developing a number of products through a combination of internal and collaborative programs.

Our R&D strategy focuses on the following product development areas:

•	the application of proprietary drug-delivery technology for new product development in specialty areas;

•	the acquisition of mid-to-late development-stage brand drugs and biosimilars;

•	off-patent drugs that are difficult to develop or manufacture, or that complement or broaden our existing product lines; and

•

the development of sustained-release, semi-solid, liquid, oral transmucosal, transdermal, gel, injectable, and other drug delivery technologies and the application of these technologies to proprietary drug forms.

We conduct R&D through a network of more than 20 global R&D centers. As of December 31, 2014, we conducted the majority of our R&D activities in Davie and Weston, Florida; Salt Lake City, Utah and Elizabeth, New Jersey.

As of December 31, 2014, we had more than 200 ANDAs on file in the U.S. Refer to the “Government Regulation and Regulatory Matters” section below for a description of our process for obtaining FDA approval for our products. Refer to “ITEM 1A. RISK FACTORS — Risks Relating to Investing in the Pharmaceutical Industry — Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities” in this document.

As of December 31, 2014, we are presently developing a number of brand products, some of which utilize novel drug-delivery systems, through a combination of internal and collaborative programs including the following:

Product	Therapeutic Area	Indication	Expected Launch Year	Phase
Liletta	Women’s healthcare	IUD for contraception	2015	Registration
Ceftazidime-avibactam	Anti-infective	Antibiotic for gram negative infections	2015	Registration
Cariprazine	Central nervous system	Bipolar Schizophrenia	2015	Registration
Eluxadoline	Gastroenterology	IBS-D	2016	Registration
Esmya	Women’s healthcare	Uterine fibroids	2017	III
Sarecycline	Dermatology	Severe acne	2017	III
Travena	Cardiovascular	Acute heart failure	2018	II
Relamorelin	Gastroenterology	Gastroparesis	2019	II

We also have a number of products in development as part of our life-cycle management strategy on our existing product portfolio.

Anda Distribution Segment

Our Anda Distribution segment distributes generic and brand pharmaceutical products manufactured by third parties, as well as by Actavis, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. Sales are principally generated through our national accounts relationships, an in-house telemarketing staff and through internally developed ordering systems. Additionally, we sell to members of buying groups, which are independent pharmacies that join together to enhance their buying power. We believe that we are able to effectively compete in the distribution market, and therefore optimize our market share, based on three critical elements: (i) competitive pricing, (ii) high levels of inventory for approximately 12,650 SKUs for responsive customer service that includes, among other things, next day delivery to the entire U.S., and (iii) well-established telemarketing relationships with our customers, supplemented by our electronic ordering capabilities. While we purchase most of the SKUs in our Anda Distribution operations from third party manufacturers, we also distribute our own products and our collaborative partners’ products. We are the only U.S. pharmaceutical company that has meaningful distribution operations with direct access to independent pharmacies.

Revenue growth in our distribution operations will in part be dependent on the launch of new products, offset by the overall level of net price and unit declines on existing distributed products, and will be subject to changes in market share.

Financial Information About Segments and Geographic Areas

The Company evaluates segment performance based on segment contribution. Segment contribution for North American Brands, North American Generics and International, and Anda Distribution represents segment net revenues less cost of sales (excluding amortization and impairment of acquired intangibles including product rights), selling and marketing expenses and general and administrative expenses. The Company does not evaluate total assets, capital expenditures, R&D expenses, amortization, goodwill impairments, in-process research and development impairments, loss on assets held for sale and asset sales, impairments and contingent consideration adjustment, net by segment as not all such information has been accounted for at the segment level, or such information has not been used by all segments.

Customers

In our North American Brands and North American Generics and International operations, we sell our generic and brand pharmaceutical products primarily to drug wholesalers, retailers and distributors, including national retail drug and food store chains, hospitals, clinics, mail order retailers, government agencies and managed healthcare providers such as health maintenance organizations and other institutions. In our Anda Distribution business, we distribute generic and brand pharmaceutical products to independent pharmacies, alternate care providers (hospitals, nursing homes and mail order pharmacies), pharmacy chains, physicians’ offices and buying groups.

Sales to certain of our customers accounted for 10% or more of our annual revenues during the past three years. The following table illustrates any customer, on a global basis, which accounted for 10% or more of our annual revenues in any of the past three fiscal years and the respective percentage of our revenues for which they account for each of the last three years:

Customer	2014	2013	2012
AmerisourceBergen Corporation	28%	8%	7%
McKesson Corporation	21%	11%	14%
Cardinal Healthcare, Inc.	13%	9%	9%
Walgreens	1%	9%	16%

Our significant customers comprise a large part of the distribution network for pharmaceutical products in North America. As a result, a small number of large, wholesale distributors and large drug store chains control a significant share of the market. Changes in the mix of concentration amongst the Company’s largest customers over the last three years are due, in part, to the impact of acquisitions as well as changes in the supply chain of our indirect customers. This concentration may adversely impact pricing and create other competitive pressures on drug manufacturers. Our Anda Distribution business competes directly with our large wholesaler customers with respect to the distribution of generic products.

The loss of any of these customers could have a material adverse effect on our business, results of operations, financial condition and cash flows. Refer to “ITEM 1A. RISK FACTORS — Risk Relating to Investing in the Pharmaceutical Industry — Sales of our products may continue to be adversely affected by the continuing consolidation of our distribution network and the concentration of our customer base.” in this document.

Competition

The pharmaceutical industry is highly competitive. In our North American Brands and North American Generics and International businesses, we compete with different companies depending upon product categories, and within each product category, upon dosage strengths and drug delivery systems. Such competitors include the major brand name and generic manufacturers of pharmaceutical products. In addition to product development, other competitive factors in the pharmaceutical industry include product quality, price, reputation, service and access to proprietary and technical information. It is possible that developments by others will make our products or technologies noncompetitive or obsolete.

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

We actively compete in the generic pharmaceutical industry. Revenues and gross profit derived from the sales of generic pharmaceutical products tend to follow a pattern based on certain regulatory and competitive factors. As patents and regulatory exclusivity for brand name products expire or are successfully challenged, the first off-patent manufacturer to receive regulatory approval for generic equivalents of such products is generally able to achieve significant market penetration. As competing off-patent manufacturers receive regulatory approvals on similar products, market share, revenues and gross profit typically decline, in some cases dramatically. Accordingly, the level of market share, revenues and gross profit attributable to a particular generic product normally is related to the number of competitors in that product’s market, pricing and the timing of that product’s regulatory approval and launch, in relation to competing approvals and launches. Consequently, we must continue to develop and introduce new products in a timely and cost-effective manner to maintain our revenues and gross profit. In addition to competition from other generic drug manufacturers, we face competition from brand name companies in the generic market. Many of these companies seek to participate in sales of generic products by, among other things, collaborating with other generic pharmaceutical companies or by marketing their own generic equivalent to their brand products as “Authorized Generics”. Our major competitors include Teva Pharmaceutical Industries, Ltd., Mylan Inc. and Sandoz, Inc. (a division of Novartis AG). Refer to “ITEM 1A. RISK FACTORS — Risks Related to Investing in the Pharmaceutical Industry — The pharmaceutical industry is highly competitive and our future revenue growth and profitability are dependent on our timely development and launches of new products ahead of our competitors” in this document.

In our Anda Distribution segment, we compete with a number of large wholesalers and other distributors of pharmaceuticals, including McKesson Corporation, AmerisourceBergen Corporation and Cardinal Health, Inc., which distribute both brand and generic pharmaceutical products to their customers. These same companies are significant customers of our North American Brand and North American Generics and International businesses. As generic products generally have higher gross margins than brand products for a pharmaceutical distribution business, each of the large wholesalers, on an increasing basis, are offering pricing incentives on brand products if the customers purchase a majority of their generic pharmaceutical products from the primary wholesaler. As we do not offer as broad a portfolio of brand products to our customers as some of our competitors, we are at times competitively disadvantaged. Increased competition in the generic industry as a whole may result in increased price erosion in the pursuit of market share. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our Business — Our Anda Distribution operations compete directly with significant customers of our generic and brand businesses” in this document.

Manufacturing, Suppliers and Materials

As of December 31, 2014, we manufactured many of our own finished products at our plants including major manufacturing sites in:

Location	State / Country
Dupnitsa	Bulgaria
Davie	Florida
Weiderstadt	Germany
Athens	Greece
Hafnarfjordur	Iceland
Ambernath	India
Goa	India
Dublin	Ireland
Nerviano	Italy
Birzebbugia	Malta
Elizabeth	New Jersey
Coleraine	Northern Ireland
Fajardo	Puerto Rico
Barnstaple	UK
Salt Lake City	Utah

We have implemented several cost reduction initiatives, which included the transfer of several solid dosage products from our Corona, California facility to other facilities throughout our manufacturing network and the ongoing implementation of an operational excellence initiative at certain of our manufacturing facilities. Our manufacturing facilities also include additional plants supporting local markets and alternative dosage forms. For a more complete list of manufacturing facilities please refer to “ITEM 2. PROPERTIES” in this document.

We have development and manufacturing capabilities for raw material and active pharmaceutical ingredients (“API”) and intermediate ingredients to support our internal product development efforts in our Coleraine, Northern Ireland and Ambernath, India facilities. Our Ambernath, India facility also manufactures API for third parties.

Our manufacturing operations are subject to extensive regulatory oversight and could be interrupted at any time. Refer to “ITEM 1A. RISK FACTORS — Risks Relating to Investing in the Pharmaceutical Industry — Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.” Also refer to Legal Matters in “NOTE 24 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this document.

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

Further we obtain a significant portion of our raw materials from foreign suppliers. Arrangements with international raw material suppliers are subject to, among other things, FDA regulation, customs clearance, various import duties, foreign currency risk and other government clearances. Acts of governments outside the U.S. may affect the price or availability of raw materials needed for the development or manufacture of our products. In addition, any changes in patent laws in jurisdictions outside the U.S. may make it increasingly difficult to obtain raw materials for R&D prior to the expiration of the applicable U.S. or foreign patents. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our Business — If we are unable to obtain sufficient supplies from key manufacturing sites or suppliers that in some cases may be the only source of finished products or raw materials, our ability to deliver our products to the market may be impeded” in this document. Refer to “ITEM 1A — RISK FACTORS — Risks Relating to Investing in the Pharmaceutical Industry — The supply of APIs into Europe may be negatively affected by recent regulations promulgated by the European Union” in this document.

Patents and Proprietary Rights

We believe patent protection of our proprietary products is important to our North American Brands’ business as well as certain international products. Our success with our brand products will depend, in part, on our ability to obtain, and successfully defend if challenged, patent or other proprietary protection for such products. We currently have a number of U.S. and foreign patents issued or pending. However, the issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. Accordingly, our patents may not prevent other companies from developing similar or functionally equivalent products or from successfully challenging the validity of our patents. If our patent applications are not approved or, even if approved, if such patents are circumvented or not upheld in a court of law, or administrative proceedings, including oppositions, re-examinations or inter partes review (IPR), our ability to competitively market our patented products and technologies may be significantly reduced. Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by competitors, in which case our ability to commercially market these products may be diminished. From time to time, we may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market our products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially market such products may be inhibited or prevented. Patents covering our Estrace® Cream, Actonel® (certain indications), Androderm®, Femhrt®, INFed® and Carafate® products have expired and we have no further patent protection on these products.

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

Litigation alleging infringement of patents, copyrights or other intellectual property rights may be costly and time consuming. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our Business — Third parties may claim that we infringe their proprietary rights and may prevent us from manufacturing and selling some of our products” and Legal Matters in “NOTE 24 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this document.

Government Regulation and Regulatory Matters

The following discussion focuses on key markets to the Company’s overall business.

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

FDA approval is required before any dosage form of any new drug, including an off-patent equivalent of a previously approved drug, can be marketed. The process for obtaining governmental approval to manufacture and market pharmaceutical products is rigorous, time-consuming and costly, and the extent to which it may be affected by legislative and regulatory developments cannot be predicted. We are dependent on receiving FDA and other governmental approvals prior to manufacturing, marketing and shipping new products. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our Business — If we are unable to successfully develop or commercialize new products, our operating results will suffer” and “— Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities” in this document.

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

•	ANDA. We file an ANDA when we seek approval for off-patent or generic equivalents of a previously approved drug.

For innovative or non-generic new drugs, an FDA-approved NDA is required before the drug may be marketed in the United States. The NDA must contain data to demonstrate that the drug is safe and effective for its intended uses and that it will be manufactured to appropriate quality standards. In order to demonstrate safety and effectiveness, an NDA generally must include or reference pre-clinical studies and clinical data from controlled trials in humans. For a new chemical entity, this generally means that lengthy, uncertain and rigorous pre-clinical and clinical testing must be conducted. For compounds that have a record of prior or current use, it may be possible to utilize existing data or medical literature and limited new testing to support an NDA. Any pre-clinical testing that we wish to rely upon for FDA action must comply with the FDA’s good laboratory practice and other requirements. Clinical testing in human subjects must be conducted in accordance with the FDA’s good clinical practice and other requirements. In order to initiate a clinical trial, the sponsor must submit an Investigational New Drug Application (“IND”) to the FDA or meet one of the narrow exemptions that exist from the IND requirement.

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

Similarly, FDA approval of an ANDA is required before we may begin marketing an off-patent or generic equivalent of a drug that has been approved under an NDA, or a previously unapproved dosage form of a drug that has been approved under an NDA. The ANDA approval process generally differs from the NDA approval process in that it does not typically require new preclinical and clinical studies; instead, it relies on the clinical studies establishing safety and efficacy conducted for the previously approved NDA drug. The ANDA process, however, typically requires data to show that the ANDA drug is bioequivalent to the previously approved drug. “Bioequivalence” compares the bioavailability of one drug product with another and, when established, indicates whether the rate and extent of absorption of a generic drug in the body are substantially equivalent to the previously approved drug. “Bioavailability” establishes the rate and extent of absorption, as determined by the time dependent concentrations of a drug product in the bloodstream or body needed to produce a therapeutic effect. The ANDA drug development and approval process generally takes three to four years, which is less time than the NDA drug development and approval process since the ANDA process does not require new clinical trials establishing the safety and efficacy of the drug product.

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

Failure to comply with FDA and other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of NDAs, ANDAs or other product application enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Although we have internal compliance programs, if these programs do not meet regulatory agency standards or if our compliance is deemed deficient in any significant way, it could have a material adverse effect on us. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our Business — Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.” in this document. The Generic Drug Enforcement Act of 1992 established penalties for wrongdoing in connection with the development or submission of an ANDA. Under this Act, the FDA has the authority to permanently or temporarily bar companies or individuals from submitting or assisting in the submission of an ANDA, and to temporarily deny approval to and suspend applications to market generic drugs. The FDA may also suspend the distribution of all drugs approved or developed in connection with certain wrongful conduct and/or withdraw approval of an ANDA and seek civil penalties. The FDA can also significantly delay the approval of any pending NDA, ANDA or other regulatory submissions under the Fraud, Untrue Statements of Material Facts, Bribery and Illegal Gratuities Policy Act.

U.S. Government reimbursement programs include Medicare, Medicaid, TriCare, and State Pharmacy Assistance Programs established according to statute, government regulations and policy. Federal law requires that all pharmaceutical manufacturers, as a condition of having their products receive federal reimbursement under Medicaid, must pay rebates to state Medicaid programs on units of their pharmaceuticals that are dispensed to Medicaid beneficiaries. With enactment of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “ACA”), the required per-unit rebate for products marketed under ANDAs increased from 11% of the average manufacturer price to 13%. Additionally, for products marketed under NDAs, the manufacturers rebate increased from 15.1% to 23.1% of the average manufacturer price, or the difference between the average manufacturer price and the lowest net sales price to a non-government customer during a specified period. In some states, supplemental rebates are required as a condition of including the manufacturer’s drug on the state’s Preferred Drug List.

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

As part of the Medicare Prescription Drug and Modernization Act of 2003 (“MMA”), companies are required to file with the U.S. Federal Trade Commission (“FTC”) and the Department of Justice certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of brand drugs. This requirement could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with brand pharmaceutical companies, and could result generally in an increase in private-party litigation against pharmaceutical companies. The impact of this requirement, and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers, is uncertain and could adversely affect our business. For example, in January 2009, the FTC and the State of California filed a lawsuit against us alleging that our settlement with Solvay related to our ANDA for a generic version of Androgel® is unlawful. Beginning in February 2009, several private parties purporting to represent various classes of plaintiffs filed similar lawsuits. Those lawsuits, as well as additional suits challenging the validity of our settlements related generic versions of Actos®, Cipro®, Lidoderm®, Loestrin®24 and Opana ER®, remain pending.

Additionally, we may, and have, received requests for information, sometimes in the form of civil investigative demands or subpoenas, from the FTC and the European Competition Commission, and are subject to ongoing FTC and European Competition Commission investigations. Two of our Arrow Group subsidiaries are the subject of a European Competition Commission Statement of Objection related to their 2002 and 2003 settlements of patent litigation related to citalopram. Any adverse outcome of these or other investigations or actions could have a material adverse effect on our business, results of operations, financial condition and cash flows. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our Business—Federal regulation of arrangements between manufacturers of brand and generic products could adversely affect our business.” Also refer to Legal Matters in “NOTE 24 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this document.

Our Anda Distribution operations and our customers are also subject to various regulatory requirements, including requirements from the DEA, FDA, and state boards of pharmacy and city and county health regulators, among others. These include licensing, registration, recordkeeping, security and reporting requirements. For example, the DEA requires our Anda Distribution business to monitor customer orders of DEA Scheduled Drugs and to report suspicious orders to the DEA. Any determination by the DEA that we have failed to comply with applicable laws and regulations could result in the DEA suspending, terminating or refusing to renew Anda Distribution’s license to distribute Scheduled Drugs. Additionally, numerous states and the federal government have begun to enforce anti-counterfeit drug pedigree laws which require the tracking of all transactions involving prescription drugs beginning with the manufacturer, through the supply chain, and down to the pharmacy or other health care provider dispensing or administering prescription drug products. For example, the Florida Department of

Health enforces drug pedigree requirements for distribution of prescription drugs in the State of Florida. Pursuant to Florida law and regulations, wholesalers and distributors, including our subsidiary, Anda, are required to maintain records documenting the chain of custody of prescription drug products they distribute beginning with the purchase of such products from the manufacturer. These entities are required to provide documentation of the prior transaction(s) to their customers in Florida, including pharmacies and other health care entities. Several other states have proposed or enacted legislation to implement similar or more stringent drug pedigree requirements. In addition, federal law requires that a “non-authorized distributor of record” must provide a drug pedigree documenting the prior purchase of a prescription drug from the manufacturer or from an “authorized distributor of record.” In cases where the wholesaler or distributor selling the drug product is not deemed an “authorized distributor of record,” it would need to maintain such records. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our Business — Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities” in this document.

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

In addition to obtaining marketing authorization for each product, all member states require that a manufacturer’s facilities obtain approval from the national authority. The EU has a code of good manufacturing practices that each manufacturer must follow and comply with. Regulatory authorities in the EU may conduct inspections of the manufacturing facilities to review procedures, operating systems and personnel qualifications. Refer to “ITEM 1A. — RISK FACTORS — Risks Related to Our Business — The supply of APIs into Europe may be negatively affected by recent regulations promulgated by the European Union” in this document.

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

Further, faced with major budget constraints, many European countries have resorted to price cuts that affect both innovative and generic pharmaceuticals although in some countries it has disproportionately affected generic products. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our Business—Global economic conditions could harm us” in this document. In addition, some EU countries such as France, Serbia and Spain, recently had to address statements and rumors claiming that generics are not as safe and effective as reference drugs, which may undermine efforts to increase generic utilization rates.

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

Finally, Canada has reached a trade agreement in principle with the European Union (“CETA”) in which it has agreed to implement patent term extensions and certain procedural amendments to the NOC Regulations. Canada is further involved in trade negotiations with ten Pacific countries including the United States (the “Trans Pacific Partnership”), which could lead to further changes to Canada’s intellectual property framework, which could delay generic competition.

Russia

In Russia, Federal Law on the Circulation of Medicines, effective from January 9, 2010 (the “Russian Pharmaceutical Law”), establishes the general framework of legal requirements applicable to the development, production, trials, quality control, efficacy, safety, importation and sale of pharmaceutical products in Russia.

Given the importance to the public of the health care sector, and providing the population with safe and high quality pharmaceuticals, the Russian Pharmaceutical Law makes it a priority for the state to control the production, quality, efficacy, and safety of pharmaceuticals.

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

Environmental Matters

We are subject to federal, state, and local environmental laws and regulations in the United States and abroad. We believe that our operations comply in all material respects with applicable environmental laws and regulations in each jurisdiction where we have a business presence. Although we continue to make capital expenditures for environmental protection, we do not anticipate any significant expenditure in order to comply with such laws and regulations that would have a material impact on our earnings or competitive position. We are not aware of any pending litigation or significant financial obligations arising from current or past environmental practices that are likely to have a material adverse effect on our financial position. We cannot assure you, however, that environmental problems relating to facilities owned or operated by us will not develop in the future, and we cannot predict whether any such problems, if they were to develop, could require significant expenditures on our part. In addition, we are unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our Business — Our business will continue to expose us to risks of environmental liabilities” in this document.

Seasonality

There are no significant seasonal aspects that are expected to materially impact our business.

Backlog

As a result of the extent of our supply chain, backlog of orders is not material to our business.

Employees

As of December 31, 2014, we had approximately 21,600 employees. Of our employees, approximately 2,070 were engaged in R&D, 7,600 in manufacturing, 2,400 in quality assurance and quality control, 8,580 in sales, marketing and distribution, and 950 in administration.

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

We operate in a rapidly changing environment that involves a number of risks and uncertainties, some of which are beyond our control. The following discussion highlights some of these risks and speaks as of the date of this document. These and other risks could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Our future results of operations depend to a significant extent upon our ability to successfully develop and commercialize new brand and generic products in a timely manner. There are numerous difficulties in developing and commercializing new products, including:

•	developing, testing and manufacturing products in compliance with regulatory standards in a timely manner;

•	receiving requisite regulatory approvals for such products in a timely manner, or at all;

•	the availability, on commercially reasonable terms, of raw materials, including API and other key ingredients;

•	preclusion from commercialization by the proprietary rights of others;

•	developing products that are economical to manufacture and commercialize;

•	time consuming and costly nature of developing and commercializing new products;

•	costly legal actions brought by our competitors, that may delay or prevent the development and commercialization of new products;

•	experiencing delays as a result of limited resources at the FDA or other regulatory agencies;

•	changing review and approval policies and standards at the FDA and other regulatory agencies; and

•	commercializing generic products may be substantially delayed by the listing with the FDA of patents that have the effect of potentially delaying approval of a generic product by up to 30 months.

As a result of these and other difficulties, products currently in development by us may or may not receive timely regulatory approvals, or approvals at all, necessary for marketing by us or other third-party partners. This risk particularly exists with respect to the development of proprietary products because of the uncertainties, higher costs and lengthy time frames associated with R&D of such products and the inherent unproven market acceptance of such products. Our operating results and financial condition may fluctuate as the amount we spend to research and develop, promote, acquire or license new products, technologies and businesses changes. Additionally, we face heightened risks in connection with our development of extended release or controlled release generic products because of the technical difficulties and regulatory requirements related to such products. Additionally, with respect to generic products for which we are the first applicant to request approval on the basis that an innovator patent is invalid or not infringed (a Paragraph IV filing), our ability to obtain 180 days of generic market exclusivity may be contingent on our ability to obtain FDA approval or tentative approval within 30 months of the FDA’s acceptance of our application for filing. We therefore risk forfeiting such market exclusivity if we are unable to obtain such approval or tentative approval on a timely basis. If any of our products or the products of our third-party partners are not approved timely or, when acquired or developed and approved, cannot be successfully manufactured or commercialized in a timely manner, our operating results could be adversely affected. We cannot guarantee that any investment we make in developing products will be recouped, even if we are successful in commercializing those products. Refer to “Our branded pharmaceutical expenditures may not result in commercially successful products.”

Our operating results and financial condition may fluctuate.

Our operating results and financial condition may fluctuate from quarter to quarter and year to year for a number of reasons. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and these comparisons should not be relied upon as an indication of future performance. In particular, as a pharmaceutical company that manufactures and sells both branded and generic products, the development and launch of new competitive products or generics by ourselves and may result in fluctuations in our financial performance, particularly as we work to balance our product offerings in light of our recent and future growth via acquisitions. Our operating results and financial condition are also subject to fluctuation from all of the risks described throughout this section. These fluctuations may adversely affect our results of operations and financial conditions.

If we do not successfully integrate newly acquired businesses into our business operations, our business could be adversely affected.

We will need to successfully integrate the operations of recently and pending acquired businesses, including Allergan, Forest and Furiex, with our business operations. As a result of these recent and pending acquisitions, we have undergone substantial changes in a short period of time and our business has changed and broadened in size and the scope of products we offer. Integrating the operations of multiple new businesses with that of our own is a complex, costly and time-consuming process, which results in significant management attention and resources to integrate the business practice and operations. The integration process may disrupt the businesses and, if implemented ineffectively, would preclude realization of the full benefits expected by us. Our failure to meet the challenges involved in integrating the businesses in order to realize the anticipated benefits of the acquisitions could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations. Prior to each acquisition, the acquired business operated independently, with its own business, corporate culture, locations, employees and systems. There may be substantial difficulties, costs and delays involved in any integration of other businesses with that of our own. These may include:

•	distracting management from day-to-day operations;

•	potential incompatibility of corporate cultures;

•	an inability to achieve synergies as planned;

•	risks associated with the assumption of contingent or other liabilities of acquisition targets;

•	adverse effects on existing business relationships with suppliers or customers;

•	inheriting and uncovering previously unknown issues, problems and costs from the acquired company;

•	delays between our expenditures to acquire new products, technologies or businesses and the generation of revenues from those acquired products, technologies or businesses;

•	realization of assets and settlement of liabilities at amounts equal to estimated fair value as of the acquisition date of any acquisition or disposition;

•	revenue recognition related to licensing agreements and/or strategic collaborations;

•	costs and delays in implementing common systems and procedures (including technology, compliance programs, financial systems, distribution and general business operations, among others); and

•	increased difficulties in managing our business due to the addition of international locations.

These risks may be heightened in cases where the majority of the former businesses’ operations, employees and customers are located outside of the United States. Any one or all of these factors may increase operating costs or lower anticipated financial performance. Many of these factors are also outside of our control. In addition, dispositions of certain key products, technologies and other rights may affect our business operations.

Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact our business, financial condition and results of operations. In addition, even if the operations of the businesses are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings or sales or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. Additional unanticipated costs may be incurred in the integration of the businesses. All of these factors could cause a reduction to our earnings per share, decrease or delay the expected accretive effect of the transaction, and negatively impact the price of the Actavis plc Ordinary Shares.

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

Our substantial indebtedness and other financial obligations could:

•	impair our ability to obtain financing or additional debt in the future for working capital, capital expenditures, acquisitions or general corporate purposes;

•	impair our ability to access capital and credit markets on terms that are favorable to us;

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

If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance our indebtedness and other financial transactions, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms, if at all. Any refinancing of our indebtedness could be at significantly higher interest rates, and/or incur significant transaction fees. Refer to “Liquidity and Capital Resources — Credit Facility Indebtedness” and “Liquidity and Capital Resources — Senior Note Indebtedness” for a detailed discussion of our outstanding indebtedness.

Any acquisitions of businesses, technologies, or products or other significant transactions could adversely affect our relationships with employees, vendors or key customers.

We regularly review potential acquisitions of technologies, products and businesses complementary to our business. Acquisitions typically entail many risks and could result in difficulties in integrating operations, personnel, technologies and products. Refer to “If we do not successfully integrate newly acquired businesses into our business operations our business could be adversely affected.” In connection with acquisitions, we could experience disruption in our business, technology and information systems, financial systems, vendors customer or employee base, including diversion of management’s attention from our continuing operations, among others. Refer to “Certain aspects of our operations are highly dependent on third party service providers.” There is also a risk that key employees of companies that we acquire or key employees necessary to successfully commercialize technologies and products that we acquire may seek employment elsewhere, including with our competitors. Furthermore, there may be overlap between our products or customers and the companies that we acquire that may create conflicts in relationships or other commitments detrimental to the integrated businesses.

We are subject to federal and state healthcare fraud and abuse and health information privacy and security laws, and the failure to comply with such laws may adversely affect our business.

In the United States, many of our products are reimbursed under federal and state health care programs such as Medicaid, Medicare, TriCare, and/or state pharmaceutical assistance programs, and as a result, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include, but are not limited to: (i) the U.S. Anti-Kickback Statute, which constrains our marketing practices, educational programs, pricing policies and relationships with healthcare providers or other entities, by prohibiting, among other things, soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, either the referral of an individual or the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs; (ii) federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payers that are false or fraudulent; (iii) the U.S. Health Insurance Portability and Accountability Act of 1996, (“HIPAA”), which among other things created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters, and HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information and places restrictions on the use of such information for marketing communications; (iv) the U.S. Physician Payments Sunshine Act, which among other things, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under a federal healthcare program to report annually information related to “payments or other transfers of value” made to physicians and teaching hospitals, and ownership and investment interests held by certain healthcare professionals and their immediate family members; and (v) state and foreign law equivalents of each of the above U.S. laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Violations of the fraud and abuse laws may result in severe penalties against the responsible employees and Actavis, including jail sentences, large fines, and the exclusion of our products from reimbursement under federal and state programs. Defense of litigation claims and government investigations can be costly, time-consuming, and distract management, and it is possible that Actavis could incur judgments or enter into settlements that would require us to change the way we operate our business. We are committed to conducting the sales and marketing of our products in compliance with the healthcare fraud and abuse laws, but certain applicable laws may impose liability even in the absence of specific intent to defraud. Furthermore, should there be ambiguity, a governmental authority may take a position contrary to a position we have taken, or should an employee violate these laws without our knowledge, a governmental authority may impose civil and/or criminal sanctions.

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

Beginning in February 2012, Warner Chilcott, along with several then current and former employees in its sales organization and certain third parties, received subpoenas from the United States Attorney for the District of Massachusetts. The subpoena Warner Chilcott received sought information and documentation relating to a wide range of matters, including sales and marketing activities, payments to people who are in a position to recommend drugs, medical education, consultancies, prior authorization processes, clinical trials, off-label promotion and employee training (including with respect to laws and regulations concerning off-label information and physician remuneration), in each case relating to all of our current key products. Warner Chilcott is currently defending qui tam litigations based on allegations relating to its sales practices. In addition, Forest is also currently responding to subpoenas seeking information relating to its sales and marketing activities, including payments to people who are in a position to recommend drugs and off-label promotion and the Company is defending litigations based on similar allegations. Refer to Legal Matters in “NOTE 24 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” for more information. We cannot predict or determine the impact of this inquiry on our future financial condition or results of operations. The U.S. Attorney’s investigations and any other threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could be used productively on other aspects of our business.

Furthermore, in connection with a settlement of certain claims brought by the U.S. government, Forest operated under a Corporate Integrity Agreement (the “CIA”) with the Office of Inspector General of Health and Human Services that requires us to maintain Forest’s compliance program and to undertake a set of defined corporate integrity obligations until September 2015. The CIA also provides for an independent third-party review organization to assess and report on our compliance program. While we expect to fully and timely comply with all of our assumed obligations under the CIA, the failure to do so could result in substantial penalties and being excluded from government healthcare programs.

Any of these types of investigations or enforcement actions could affect our ability to commercially distribute our products and could materially and adversely affect our business, financial condition, results of operations and cash flows.

If generic products that compete with any of our branded pharmaceutical products are approved and sold, sales of our products will be adversely affected.

As a result of our mergers with Forest and Warner Chilcott, and our expected acquisition of Allergan, specialty branded products now comprise a larger percentage of our total revenues and are expected to grow with the acquisition of Allergan. Generic equivalents for branded pharmaceutical products are typically sold at lower costs than the branded products. After the introduction of a competing generic product, a significant percentage of the prescriptions previously written for the branded product are often written for the generic version. In addition, legislation enacted in most U.S. states and Canadian provinces allows or, in some instances mandates, that a pharmacist dispense an available generic equivalent when filling a prescription for a branded product, in the absence of specific instructions from the prescribing physician. Pursuant to the provisions of the Hatch-Waxman Act, manufacturers of branded products often bring lawsuits to enforce their patent rights against generic products released prior to the expiration of branded products’ patents, but it is possible for generic manufacturers to offer generic products while such litigation is pending. Refer to “If we are unable to adequately protect our technology or enforce our patents, our business could suffer.” As a result, branded products typically experience a significant loss in revenues following the introduction of a competing generic product, even if subject to an existing patent. Our branded pharmaceutical products are or may become subject to competition from generic equivalents because there is no proprietary protection for some of the branded pharmaceutical products we sell, because our patent protection expires or because our patent protection is not sufficiently broad or enforceable. In addition, we may not be successful in our efforts to extend the proprietary protection afforded our branded products through the development and commercialization of proprietary product improvements and new and enhanced dosage forms.

Our Actonel® products no longer have patent protection in Canada or the Western European countries in which we sell these products, and Asacol® is not protected by a patent in the United Kingdom. Our Actonel® once-a-month product lost U.S. patent protection in June 2014 (including a 6-month pediatric extension of regulatory exclusivity) and generic versions of our Loestrin® 24 Fe product entered the market in January 2014 pursuant to settlement agreements previously entered into. In addition, other products such as Estrace® Cream, Asacol® 400 mg, Femhrt® and Carafate® are not protected by patents in the United States where we sell these products. Generic equivalents are currently available in Canada and Western Europe for Actonel® and in the United States for certain versions of our Femhrt® products, Femcon® Fe and certain other less significant products.

During the next few years, additional products of ours including some of our large revenue drivers, like Bystolic®, Linzess® and Viibryd®, will lose patent protection or likely become subject to generic competition. Generic versions of our Asacol® HD 800 mg product may enter the market as early as November 2015 pursuant to an agreement previously entered into and generic versions of our Enablex® product may enter the market as early as March 2016 pursuant to settlement agreements previously entered into. Some of our products may also become subject to generic competition prior to the expiration of patent protection in the event a generic competitor elects to launch its generic equivalent product “at-risk.” Competition from generic equivalents could result in a material impairment of our intangible assets or the acceleration of amortization on our non-impaired intangible assets and may have a material adverse impact on our revenues, financial condition, results of operations and cash flows.

Our branded pharmaceutical expenditures may not result in commercially successful products.

Developing and commercializing branded pharmaceutical products is generally more costly than generic products. In the future, and particularly following the Warner Chilcott Acquisition the Forest Acquisition, and the Pending Allergan Acquisition, we anticipate continuing and increasing our product development expenditures for our North American Brands business segment, including products acquired from Warner Chilcott and Forest, and may include Allergan products. In order to grow and achieve success in our business, we must continually identify, develop, acquire and license new products that we can ultimately market. There are many difficulties and uncertainties inherent in pharmaceutical research and development, and there is a high rate of failure inherent in new drug discovery and development. Failure can occur at any point in the process, including late in the process after substantial investment. New product candidates that appear promising in development may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, inability to obtain necessary regulatory approvals and payer reimbursement, limited scope of approved uses, difficulty or excessive costs to manufacture, or infringement of the patents or intellectual property rights of others. Products that do reach the market may ultimately be subject to recalls or other suspensions in sales. Delays and uncertainties in the FDA approval process and the approval processes in other countries can result in delays in product launches and lost market opportunity. Because there is a high rate of failure inherent in the research and development process of new products, there is a significant risk that funds invested by the Company in research and development will not generate financial returns. The Company cannot be certain when or whether any of its products currently under development will be approved or launched or whether, once launched, such products will be commercially successful.

We may be required to spend several years and incur substantial expense in completing certain clinical trials. The length of time, number of trial sites and patients required for clinical trials vary substantially, and we may have difficulty finding a sufficient number of sites and subjects to participate in our trials. Delays in planned clinical trials can result in increased development costs, delays in regulatory approvals and delays in product candidates reaching the market. We rely on independent third-party clinical investigators to recruit subjects and conduct clinical trials in accordance with applicable study protocols and laws and regulations. If regulatory authorities determine that we have not complied with regulations in the R&D of a product candidate, they may refuse to accept trial data from the site, not approve the product candidate, and we would not be able to market and sell it. If we are not able to market and sell our products or product candidates after significant expenditures to develop and test them, our business and results of operations could be materially and adversely affected.

We currently have products in various stages of development. For example in 2013, we initiated a Phase 3 clinical trial for our Esmya™ product for treatment of uterine fibroids. We also have new hormonal contraceptive therapy products in various stages of development from preclinical development to Phase 3 development, as well as osteoporosis products in preclinical and clinical development and dermatology and infectious disease products in various stages of clinical development, among others. Such clinical trials are costly and may not result in successful outcomes. The results of preclinical studies and early clinical studies may not be predictive of the results of later-stage clinical studies. Product candidates that have shown promising results in early-stage clinical studies may still suffer significant setbacks in subsequent clinical studies. There is a high rate of failure for products proceeding through clinical studies, and product candidates in later stages of clinical studies may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical studies. Clinical studies may not proceed as planned or be completed on schedule, if at all. The rate of completion of clinical trials is significantly dependent upon a number of factors, including the rate of patient enrollment. We may not be able to attract a sufficient number of sites or enroll a sufficient number of patients in a timely manner in order to complete clinical trials. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and our data may not provide adequate efficacy and safety information to obtain regulatory approval of our candidates. We cannot be sure that our business expenditures, including but not limited to our expenditures related to our Esmya™ product, JNJ-Q2 product, products acquired in the Warner Chilcott Acquisition and the Forest Acquisition, products that are expected to be acquired in the Pending Allergan Acquisition or products of our third-party partners, among others, will result in the successful discovery, development or launch of brand products that will prove to be commercially successful or will improve the long-term profitability of our business. If such business expenditures do not result in successful discovery, development or launch of commercially successful brand products our results of operations and financial condition could be materially adversely affected.

Our investments in biosimilar products may not result in products that are approved by the FDA or other ex- U.S. regulatory authorities and, even if approved by such authorities, may not result in commercially successful products.

In 2011, we entered into a collaboration agreement with Amgen Inc. to develop and commercialize, on a worldwide basis, biosimilar versions of Herceptin®, Avastin®, Rituxan/Mab Thera®, and Erbitux® (the “Amgen Collaboration Agreement”). Under the agreement, we will be required to invest up to $254.8 million (as of December 31, 2014) in furtherance of the development and regulatory approval of such products, and such amount is subject to change or adjustment as specified in the agreement. Although Amgen, our development partner, has substantial expertise and experience in the development of biological products, significant uncertainty remains concerning the regulatory pathway in the United States and in other countries to obtain regulatory approval of biosimilar products, and the commercial pathway to successfully market and sell such products. In the United States, an abbreviated pathway for approval of biosimilar products was established by the Biologics Price Competition and Innovation Act of 2009, or BPCIA, enacted on March 23, 2010, as part of the ACA. The BPCIA established this abbreviated pathway under section 351(k) of the Public Health Services Act, or PHSA. Subsequent to the enactment of the BPCIA, the FDA issued draft guidance regarding the demonstration of biosimilarity as well as the submission and review of biosimilar applications. However, there have been no biosimilar products approved under the 251(k) pathway to date. Further, many other markets outside of the U.S. do not yet have a legislative or regulatory pathway for the approval of biosimilar products.

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

We expect to face increasing competition from biosimilar products in the future, particularly if foreign governments adopt more permissive approval frameworks and competitors begin to obtain broader marketing approval for biosimilar products. A growing number of companies have announced their intentions to develop biosimilar versions of existing biotechnology products. We are unable to predict the precise impact of the pending introduction of biosimilar products on our products, and additional competition could have a material adverse effect on our business and results of operations.

If we are unsuccessful in our joint ventures and other collaborations, our operating results could suffer.

We have made substantial investments in joint ventures and other collaborations, including our collaboration agreements with Amgen and Sanofi, and may use these and other methods to develop or commercialize products in the future. These arrangements typically involve other pharmaceutical companies as partners that may be competitors of ours in certain markets. In many instances, we will not control these joint ventures or collaborations or the commercial exploitation of the licensed products, and cannot assure you that these ventures will be profitable. Joint venture agreements may place limitations or restrictions on marketing our products. Any such marketing restrictions could affect future revenues and have a material adverse effect on our operations. Our results of operations may suffer if existing joint venture or collaboration partners withdraw, or if these products are not timely developed, approved or successfully commercialized and we cannot guarantee the successful outcome of such efforts, nor that they will result in any intellectual property rights or products that inure to our benefit.

If we are unable to adequately protect our technology or enforce our patents, our business could suffer.

Our success with the brand products that we develop will depend, in part, on our ability to obtain patent protection for these products. We currently have a number of U.S. and foreign patents issued and pending. However, issuance of a patent is not conclusive evidence of its validity or enforceability. We cannot be sure that we will receive patents for any of our pending patent applications or any patent applications we may file in the future, or that our issued patents will be upheld if challenged. If our current and future patent applications are not approved or, if approved, our patents are not upheld in a court of law if challenged, it may reduce our ability to competitively utilize our patented products. Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by our competitors, in which case our ability to commercially market these products may be diminished. Patent disputes may be lengthy and a potential violator of our patents may bring a potentially infringing product to market during the dispute, subjecting us to competition and damages due to infringement of the competitor product. For example, patents covering our Androderm®, Asacol® 400 mg product, Actonel® once-a-week product, INFed® products and our Carafate® product have expired and we have no further patent protection on these products. During the next five years, additional products acquired pursuant to the Warner Chilcott Acquisition and the Forest Acquisition will lose patent protection or likely become subject to generic competition, including Bystolic®, Linzess® and Viibryd®. Therefore, it is possible that a competitor may launch a generic version of any of these products at any time, which would result in a significant decline in that product’s revenue and profit.

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

Generic competitors to our branded products may also challenge the validity or enforceability of the patents protecting our products or otherwise seek to circumvent them. For example, Warner Chilcott received a challenge relating to its Atelvia® (risedronate) 35 mg tablets product. In October 2011 and March 2012, Warner Chilcott received separate Paragraph IV certification notice letters from Watson Laboratories, Inc. — Florida (“Watson”), Teva Pharmaceutical Industries, Ltd. (“Teva”) and Ranbaxy Laboratories Ltd. (“Ranbaxy”) indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of Atelvia® 35 mg tablets. Warner Chilcott brought actions against each of Watson, Teva and Ranbaxy, charging each with infringement. In October 2013, Watson divested its ANDA to Amneal Pharmaceuticals (“Amneal”). In September 2013, Warner Chilcott received a Paragraph IV certification notice letter from Impax Laboratories, Inc. (“Impax”) indicating that it had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of Atelvia®. Warner Chilcott filed a lawsuit against Impax in October 2013, asserting infringement. The Company has settled with Ranbaxy, Amneal and Impax; however, trial against Teva began on July 14, 2014 and ended on July 18, 2014. Similarly, Forest also recently brought actions against certain manufacturers of generic drugs for infringement of several patents covering our newly acquired Savella®, Namenda® XR and Canasa® products. We believe that ANDAs were filed before the patents covering Canasa® were listed in the Orange Book, which generally means that ANDAs are not subject to the 30-month stay of the approval under the Hatch-Waxman Act. While we intend to vigorously defend these and other patents and pursue our legal rights, we can offer no assurance as to when the pending or any future litigation will be decided, whether such lawsuits will be successful or that a generic equivalent of one or more of our products will not be approved and enter the market. In addition, patents covering our branded pharmaceutical products may be challenged in proceedings other than court proceedings, including inter partes review (IPR) at the patent and trademark office. In 2011, Congress amended the patent laws and created a new way to challenge the validity of patents: the inter partes review. IPR proceedings take place in the Patent Office and have both advantages and disadvantages when compared to district court proceedings. Although IPR proceedings are limited to certain types of invalidity challenges, the Patent Office applies different standards that make it easier for challengers to invalidate patents. Moreover, IPR proceedings generally take no more than 18 months, which means it is much faster than challenging a patent’s validity in a district court proceeding. In addition, an IPR challenge can be mounted even after a patent has been upheld in court. For example, the Company has recently received an IPR challenge to the patent covering its Lo Loestrin® Fe product notwithstanding that the patent’s validity was upheld by the Federal Circuit Court of Appeals. Refer to Legal Matters in “NOTE 24 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements”.

In addition to patent protection, our business relies on our protection of other intellectual property rights, trade secrets, and other proprietary technologies. We rely on trademark, copyright, and patent law, trade-secret protection, and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. The protection of our proprietary technology may require the expenditure of significant financial and managerial resources. We may not be able to discover or determine the extent of any unauthorized use of our proprietary rights, and we may not be able to prevent third parties from misappropriating or infringing upon our proprietary rights.

We rely on certain information, processes, and know-how that are not protected by patents or other intellectual property rights. We seek to protect this information through trade secret or confidentiality agreements, as well as through other measures. These measures may not provide adequate protection for our unpatented technology.

If we are unable to adequately protect our technology, trade secrets or propriety know-how, or enforce our intellectual property rights, our results of operations, financial condition and cash flows could suffer.

Our branded pharmaceutical products will face increased competition with generic products, including our own.

As a result of our recent acquisitions, we have expanded our branded pharmaceutical products, and we face increased competition from generic pharmaceutical manufacturers, including in some circumstances us. Because the regulatory approval process in the United States and European Union exempts generic products from costly and time-consuming clinical trials to demonstrate their safety and efficacy and rely instead on the safety and efficacy of prior products, manufacturers of generic products can invest far less in research and development. As a result, our branded products will face intense price competition from generic forms of the product once market exclusivity has expired. Upon the expiration of market exclusivity, we may lose the majority of our revenues of that product in a very short period of time.

In addition, our branded products may conflict with our existing generic products. Because the revenues from branded products and generic products are derived using contradictory strategies, investments made in one sector may conflict with the other. For example, we now own Loestrin® / Loestrin® Fe as both a branded product and a generic product, which may directly or indirectly compete as sales of one product will inherently reduce sales of the other and decrease overall revenues. We may face the same pressures for multiple products. The expansion of our branded pharmaceutical products may result in increased competition from generic manufacturers and our own generics business.

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

•	selling the brand product as an Authorized Generic, either by the brand company directly, through an affiliate or by a marketing partner;

•	using the Citizen Petition process (e.g., under 21 C.F.R. s. 10.30) to request amendments to FDA standards or otherwise delay generic drug approvals;

•	seeking changes to U.S. Pharmacopeia, an organization which publishes industry recognized compendia of drug standards;

•	attempting to use the legislative and regulatory process to have drugs reclassified or rescheduled;

•	using the legislative and regulatory process to set definitions of abuse deteriant formulations to protect brand company patents and profits;

•	attaching patent extension amendments to non-related federal legislation;

•	engaging in state-by-state initiatives to enact legislation that restricts the substitution of some generic drugs, which could have an impact on products that we are developing;

•	entering into agreements with pharmacy benefit management companies which have the effect of blocking the dispensing of generic products; and

•	seeking patents on methods of manufacturing certain API.

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

We may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially market our products may be inhibited or prevented, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. For example, because we license significant intellectual property with respect to certain of our newly acquired products, including Namenda XR®, Linzess® and Viibryd®, any loss or suspension of our rights to licensed intellectual property could materially adversely affect our business, financial condition, cash flows and results of operations.

Third parties may claim that we infringe their proprietary rights and may prevent us from manufacturing and selling some of our products.

The manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the pharmaceutical industry. These lawsuits relate to the validity, enforceability and infringement of patents or proprietary rights of third parties. We may have to defend ourselves against charges that we violated patents or proprietary rights of third parties. This is especially true in the case of generic products on which the patent covering the brand product is expiring, an area where infringement litigation is prevalent, and in the case of new brand products where a competitor has obtained patents for similar products. Litigation may be costly, unpredictable, time-consuming, often involves complex legal, scientific and factual questions, and could divert the attention of our management and technical personnel. In addition, if it is determined that we infringe the rights of others, we could lose our right to develop, manufacture or market products, product launches could be delayed or we could be required to pay monetary damages or royalties to license proprietary rights from third parties. For example, we are currently engaged in litigation with Endo Pharmaceuticals Inc. Ferring B.V. concerning whether our generic version the original (now discontinued) formulation of Opana ER infringe U.S. Patent Nos. 8,309,122 and 8,329,216, and we continue to market our generic product. We are also engaged in litigation with Teva Pharmaceuticals USA, Inc. and Mayne Pharma International Pty Ltd. (“Mayne”) concerning whether our manufacture and sale of Namenda XR, which we acquired in the Forest Acquisition, infringes U.S. Patent No. 6,194,000.

Further, in August 2012, Bayer Pharma AG (together with its affiliates, “Bayer”) filed a complaint against Warner Chilcott alleging that its manufacture, use, offer for sale, and/or sale of Lo Loestrin® Fe infringes Bayer’s U.S. Patent No. 5,980,940. In the complaint, Bayer seeks injunctive relief and unspecified monetary damages for the alleged infringement. In December 2012, Bayer amended the complaint to add a claim seeking to invalidate the Company’s U.S. Patent No. 7,704,984, which covers the Lo Loestrin® Fe product. Although the parties to patent and intellectual property disputes in the pharmaceutical industry have often settled their disputes through licensing or similar arrangements, the costs associated with these arrangements may be substantial and could include ongoing royalties. Refer to Legal Matters in “NOTE 24 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements”.

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

We rely on suppliers, vendors and other third-party service providers to research, develop, manufacturing, commercialize, promote and sell our products. Reliance on third-party manufacturers reduces our oversight and control of the manufacturing process. Some of these third-party providers are subject to legal and regulatory requirements, privacy and security risks, and market risks of their own. The failure of a critical third-party service provider to meet its obligations could have a material adverse impact on our operations and results. If any third-party service providers have violated or are alleged to have violated any laws or regulations during the performance of their obligations to us, it is possible that we could suffer financial and reputation harm or other negative outcomes, including possible legal consequences.

In particular, product deliveries within our Anda Distribution business are highly dependent on overnight delivery services to deliver our products in a timely and reliable manner, typically by overnight service. Our Anda Distribution business ships a substantial portion of products via one courier’s air and ground delivery service. If the courier terminates our contract or if we cannot renew the contract on favorable terms or enter into a contract with an equally reliable overnight courier to perform and offer the same service level at similar or more favorable rates, our business, results of operations, financial condition and cash flows could be materially adversely affected.

Our Anda Distribution operations compete directly with significant customers of our generic and brand businesses.

In our Anda Distribution business, we compete with McKesson Corporation (“McKesson”), AmerisourceBergen Corporation (“AmerisourceBergen”) and Cardinal Health, Inc. (“Cardinal”). These companies are significant customers of our North American Brands and North American Generics businesses, including the newly acquired Forest products and collectively accounted for approximately 62%, 29%, 30% of our annual net revenues in the years ended December 31, 2014, 2013, and 2012, respectively. Our activities related to our Anda Distribution business, as well as the acquisition of other businesses that compete with our customers, may result in the disruption of our business, which could harm relationships with our current customers, employees or suppliers, and could adversely affect our expenses, pricing, third-party relationships and revenues. Further, a loss of a significant customer of our North American Brands and North American Generics businesses could have a material adverse effect on our business, results of operations, financial condition and cash flows.

If we are unable to obtain sufficient supplies from key manufacturing sites or suppliers that in some cases may be the only source of finished products or raw materials, our ability to deliver our products to the market may be impeded.

We are required to identify the supplier(s) of all the raw materials for our products in our applications with the FDA and other regulatory agencies. To the extent practicable, we attempt to identify more than one supplier in each drug application. However, some products and raw materials are available only from a single source and, in many of our drug applications, only one supplier of products and raw materials or site of manufacture has been identified, even in instances where multiple sources exist. Some of these products have historically or may in the future account for a significant portion of our revenues, such as our newly acquired product Namenda®, INFed®, metoprolol succinate extended release tablets, methylphenidate hydrochloride extended release tablets, and a significant number of our oral contraceptive and controlled substance products. In addition, certain manufacturing facilities in Ireland are the exclusive qualified manufacturing facilities for finished dosage forms of many of our products, including our newly acquired products, Namenda®, Bystolic® and Savella®. We expect to continue to rely on our third-party manufacturing partners, such as Ortho-McNeil- Janssen Pharmaceuticals, Inc. for methylphenidate ER, Mayne for Doryx®, Contract Pharmaceuticals Limited Canada (“CPL”) for

Estrace® Cream and Norwich Pharmaceuticals Inc. (“NPI”) for Actonel® and Atelvia®. GlaxoSmithKline plc (“GSK”) currently manufactures our Asacol® 400 mg product sold in the United Kingdom. CPL, which manufactures our Estrace® Cream product, recently closed its manufacturing facility in Buffalo, New York and transferred its operations at that location to its facilities in Mississauga, Canada. Such transfers are subject to regulatory approvals, and the failure to obtain such approvals in a timely manner may delay production at the new facility and result in an interruption in our product supply. From time to time, certain of our manufacturing sites or outside suppliers have experienced regulatory or supply-related difficulties that have inhibited their ability to deliver products and raw materials to us, causing supply delays or interruptions. The availability and prices of raw materials and supplies are subject to volatility and are influenced by worldwide economic conditions, speculative action, world supply and demand balances, inventory levels, availability of substitute materials, currency exchange rates, anticipated or perceived shortages, product contamination, among other factors. To the extent any difficulties experienced by our manufacturing sites or suppliers cannot be resolved or extensions of our key supply agreements cannot be negotiated within a reasonable time and on commercially reasonable terms, or if raw materials for a particular product become unavailable from an approved supplier and we are required to qualify a new supplier with the FDA or other regulatory agency, or if we are unable to do so, our profit margins and market share for the affected product could decrease or be eliminated, as well as delay our development and sales and marketing efforts. Such outcomes could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Consistent with generic industry practice we have liberal return policies and have been willing to give customers post-sale inventory allowances. Under these arrangements, from time to time, we may give our customers credits on our generic products that our customers hold in inventory after we have decreased the market prices of the same generic products. Therefore, if new competitors enter the marketplace and significantly lower the prices of any of their competing products, we may reduce the price of our product. As a result, we may be obligated to provide significant credits to our customers who are then holding inventories of such products, which could reduce sales revenue and gross margin for the period the credit is provided. Like our competitors, we also give credits for chargebacks to wholesale customers that have contracts with us for their sales to hospitals, group purchasing organizations, pharmacies or other retail customers. A chargeback represents an amount payable in the future to a wholesaler for the difference between the invoice price paid to us by our wholesale customer for a particular product and the negotiated price that the wholesaler’s customer pays for that product. Although we establish reserves based on our prior experience and our best estimates of the impact that these policies may have in subsequent periods, we cannot ensure that our reserves are adequate or that actual product returns, allowances and chargebacks will not exceed our estimates, which could have a material adverse effect on our results of operations, financial condition, cash flows and the market price of our stock.

Investigations of the calculation of average wholesale prices may adversely affect our business.

Many government and third-party payers, including Medicare, Medicaid, Health Maintenance Organization (“HMOs”) and Managed Care Organization (“MCOs”), have historically reimbursed doctors, pharmacies and others for the purchase of certain prescription drugs based on a drug’s average wholesale price (“AWP”) or wholesale acquisition cost (“WAC”). In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers’ reporting practices with respect to AWP and WAC, in which they have suggested that reporting of inflated AWP’s or WAC’s has led to excessive payments for prescription drugs. For example, beginning in July 2002, we and certain of our subsidiaries, as well as numerous other pharmaceutical companies, were named as defendants in various state and federal court actions alleging improper or fraudulent practices related to the reporting of AWP and/or WAC of certain products, and other improper acts, in order to increase prices and market shares. Similarly, Forest is a defendant in four pending state actions alleging that manufacturers’ reporting of AWP did not correspond to actual provider costs of prescription drugs. Additional actions are possible. These actions, if successful, could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows.

The design, development, manufacture and sale of our products involves the risk of product liability claims by consumers and other third parties, and insurance against such potential claims is expensive and may be difficult to obtain.

The design, development, manufacture and sale of our products involve an inherent risk of product liability claims and the associated adverse publicity. For example, as of December 31, 2014, as a result of our acquisition of Forest we were subject to approximately 200 legal actions asserting product liability claims relating to the use of Celexa® or Lexapro. These cases include claims for wrongful death from suicide or injury from suicide attempts while using Celexa® or Lexapro as well as claims that Celexa® or Lexapro caused various birth defects. While we believe there is no merit to these cases, litigation is inherently subject to uncertainties and we may be required to expend substantial amounts in the defense or resolution of certain of these matters. We regularly monitor the use of our products for trends or increases in reports of adverse events or product complaints, and regularly report such matters to the FDA. In some, but not all cases, an increase in adverse event reports may be an indication that there has been a change in a product’s specifications or efficacy. Such changes could lead to a recall of the product in question or, in some cases, increases in product liability claims related to the product in question. If the coverage limits for product liability insurance policies are not adequate or if certain of our products are excluded from coverage, a claim brought against us, whether covered by insurance or not, could have a material adverse effect on our business, results of operations, financial condition and cash flows. We also rely on self-insurance to cover product liability claims, and these claims may exceed amounts we have reserved under our self-insurance program.

We are also subject to a variety of other types of claims, proceedings, investigations and litigation initiated by government agencies or third parties. These include compliance matters, product regulation or safety, taxes, employee benefit plans, employment discrimination, health and safety, environmental, antitrust, customs, import/export, government contract compliance, financial controls or reporting, intellectual property, allegations of misrepresentation, false claims or false statements, commercial claims, claims regarding promotion of our products and services, or other similar matters. Any such claims, proceedings, investigations or litigation, regardless of the merits, might result in substantial costs, restrictions on product use or sales, or otherwise injure our business.

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

A significant amount of our total assets is related to acquired intangibles and goodwill. As of December 31, 2014, the carrying value of our product rights and other intangible assets was $19,188.4 million and the carrying value of our goodwill was $24,521.5 million.

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

We may consider issuing additional debt or equity securities in the future to fund potential acquisitions or investments, to refinance existing debt, or for general corporate purposes. If we issue equity, convertible preferred equity or convertible debt securities to raise additional funds, our existing shareholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing shareholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses and potentially lowering our credit ratings. We may not be able to market such issuances on favorable terms, or at all, in which case, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements.

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

Our manufacturing and other processes utilize sophisticated equipment, which sometimes require a significant amount of time to obtain and install. Our business could suffer if certain manufacturing or other equipment, or a portion or all of our facilities were to become inoperable for a period of time. This could occur for various reasons, including catastrophic events such as earthquake, monsoon, hurricane or explosion, unexpected equipment failures or delays in obtaining components or replacements thereof, contamination by microorganisms or viruses, labor disputes or shortages, contractual disputes with our suppliers and contract manufacturers, as well as construction delays or defects and other events, both within and outside of our control. Interruption of our efficient manufacture and supply of products may cause delays in shipments and supply constraints. Our inability to timely manufacture any of our significant products could have a material adverse effect on our results of operations, financial condition and cash flows.

Our manufacturing processes and those of our third-party contract manufacturers must undergo a potentially lengthy FDA or other regulatory approval process and are subject to continued review by the FDA and other regulatory authorities. It can take longer than five years to build, validate and license a new manufacturing plant and it can take longer than three years to qualify and license a new contract manufacturer. If regulatory authorities determine that we or our third-party contract manufacturers or certain of our third-party service providers have violated regulations or if they restrict, suspend or revoke our prior approvals, they could prohibit us from manufacturing our products or conducting clinical trials or selling our marketed products until we or the affected third-party contract manufacturers or third-party service providers comply, or indefinitely. Because our third-party contract manufacturers and certain of our third-party service providers are subject to the FDA and foreign regulatory authorities, alternative qualified third-party contract manufacturers and third-party service providers may not be available on a timely basis or at all. If we or our third-party contract manufacturers or third-party service providers cease or interrupt production or if our third-party contract manufacturers and third-party service providers fail to supply materials, products or services to us, we may experience delayed shipments, supply constraints, stock-outs and/or recalls of our products.

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

Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies during recent years. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues particularly in areas in which we operate, the availability and cost of credit, and the global real estate markets have contributed to increased market volatility and diminished expectations for western and emerging economies. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have contributed to volatility of unprecedented levels.

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

Global efforts towards health care cost containment continue to exert pressure on product pricing and market access. In many international markets, government-mandated pricing actions have reduced prices of generic and patented drugs.

Global economic conditions could adversely affect the ability of third-party distributors, partners, manufacturers and suppliers to obtain liquidity required to buy inventory or raw materials and to perform their obligations under agreements with us, which could disrupt our operations.

In particular, some countries within emerging markets may be especially vulnerable to periods of global financial instability or may have very limited resources to spend on healthcare or may be or will be in the future subject to economic sanctions, and our business in these countries may be disproportionately affected by economic changes. In addition, many of these countries have currencies that fluctuate substantially and if such currencies devalue and the Company cannot offset the devaluations, the Company’s financial performance within such countries could be adversely affected.

Our foreign operations may become less attractive if political and diplomatic relations between the United States and any country where we conduct business operations deteriorates.

The relationship between the United States and the foreign countries where we conduct business operations may weaken over time. Changes in the state of the relations between any such country and the United States are difficult to predict and could adversely affect our future operations. This could lead to a decline in our profitability. Any meaningful deterioration of the political, economic and diplomatic relations between the United States and the relevant country could have a material adverse effect on our operations.

Our global operations, particularly following the Pending Allergan Acquisition, the Actavis Group Acquisition, the Warner Chilcott Acquisition and the Forest Acquisition (including Furiex and Aptalis), expose us to risks and challenges associated with conducting business internationally.

We operate on a global basis with offices or activities in Europe, Africa, Asia, South America, Australia and North America. We face several risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to our international operations. These laws and regulations include data privacy requirements, labor relations laws, tax laws, competition regulations, import and trade restrictions, economic sanctions, export requirements, U.S. laws such as the Foreign Corrupt Practices Act, the UK Bribery Act 2010 and other local laws that prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. Given the high level of complexity of these laws there is a risk that some provisions may be breached by us, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements, or otherwise. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Our success depends, in part, on our ability to anticipate these risks and manage these challenges. These factors or any combination of these factors may adversely affect our revenue or our overall financial performance. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties. Further, certain of our employees, including employees located in certain jurisdictions in Canada, Europe and Asia, are represented by collective bargaining or other labor agreements or arrangements that provide bargaining or other rights to employees. Such employment rights require us to expend greater time and expense in making changes to employees’ terms of employment or carrying out staff reductions. In addition, any national or other labor disputes in these regions could result in a work stoppage or strike by our employees that could delay or interrupt our ability to supply products and conduct operations. Due to the nature of these collective bargaining agreements, we will have no control over such work stoppages or strikes by such employees, and a strike may occur even if the employees do not have any grievances against us. Any interruption in manufacturing or operations could interfere with our business and could have a material adverse effect on our revenues.

In addition to the foregoing, engaging in international business inherently involves a number of other difficulties and risks, including:

•	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	political and economic instability or sanctions in areas in which we operate;

•	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers;

•	regulations related to customs and import/export matters (including sanctions);

•	tax issues, such as tax law changes and variations in tax laws;

•	challenges in collecting accounts receivable from customers in the jurisdictions in which we operate;

•	complying with laws, rules and regulations relating to the manufacturing, marketing, distribution and sale of pharmaceutical products in the jurisdictions in which we do or will operate;

•	operating under regulations in jurisdictions related to obtaining eligibility for government or private payor reimbursement for our products at the wholesale/retail level;

•	Competition from local, regional and international competitors;

•

difficulties and costs of staffing and managing foreign operations, including cultural and language differences and additional employment regulations, union workforce negotiations and potential disputes in the jurisdictions in which we operate;

•	difficulties associated with compliance with a variety of laws and regulations governing international trade, including the Foreign Corrupt Practices Act;

•	difficulties protecting or procuring intellectual property rights; and

•	fluctuations in foreign currency exchange rates.

These factors or any combination of these factors could have a material adverse effect on our results of operations and financial condition.

We have exposure to tax liabilities.

As a multinational corporation, we are subject to income taxes as well as non-income based taxes in various jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. We are subject to costs and other potential outcomes from tax audits. The Company believes that its accrual for tax contingencies is adequate for all open years based on past experience, interpretations of tax law, and judgments about potential actions by tax authorities; however, due to the complexity of tax contingencies, the ultimate resolution of any tax matters may result in payments greater or less than amounts accrued.

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

We would be adversely affected if, either based on current law or in the event of a change in law, the Internal Revenue Service did not agree that Actavis plc is a foreign corporation for U.S. federal tax purposes. In addition, future changes to international tax laws not specifically related to inversions could adversely affect us.

Actavis plc believes that, under current law, it is treated as a foreign corporation for U.S. federal tax purposes, because it is an Irish incorporated entity. However, the IRS may assert that Actavis plc should be treated as a U.S. corporation for U.S. federal tax purposes pursuant to Section 7874. Under Section 7874, a corporation created or organized outside the United States (i.e., a foreign corporation) will be treated as a U.S. corporation for U.S. federal tax purposes when (i) the foreign corporation directly or indirectly acquires substantially all of the assets held directly or indirectly by a U.S. corporation (including the indirect acquisition of assets of the U.S. corporation by acquiring all the outstanding shares of the U.S. corporation), (ii) the shareholders of the acquired U.S. corporation hold at least 80% (by either vote or value) of the shares of the foreign acquiring corporation after the acquisition by reason of holding shares in the U.S. acquired corporation (including the receipt of the foreign corporation’s shares in exchange for the U.S. corporation’s shares), and (iii) the foreign corporation’s “expanded affiliated group” does not have substantial business activities in the foreign corporation’s country of organization or incorporation relative to such expanded affiliated group’s worldwide activities. For purposes of Section 7874, multiple acquisitions of U.S. corporations by a foreign corporation, if treated as part of a plan or series of related transactions, may be treated as a single acquisition. If multiple acquisitions of U.S. corporations are treated as a single acquisition, all shareholders of the acquired U.S. corporations would be aggregated for purposes of the test set forth above concerning such shareholders holding at least 80% (by either vote or value) of the shares of the foreign acquiring corporation after the acquisitions by reason of holding shares in the acquired U.S. corporations.

Actavis believes that the test set forth above to treat Actavis as a foreign corporation was satisfied in connection with the [acquisition of Actavis, Inc., a Nevada corporation, and Warner Chilcott plc, a company incorporated under the laws of Ireland] (the “Warner Chilcott Transaction”) on October 1, 2013. However, the law and Treasury regulations promulgated under Section 7874 are relatively new and somewhat unclear, and thus it cannot be assured that the IRS will agree that the ownership requirements to treat Actavis as a foreign corporation were met. Moreover, even if such ownership requirements were met in the Warner Chilcott Transaction and the subsequent acquisition of all of the common stock of Forest Laboratories Inc., a company incorporated under the laws of the State of Delaware (the “Forest Transaction”), the IRS may assert that, even though the Merger is a separate transaction from the Warner Chilcott Transaction and the Forest Transaction, the Merger should be integrated with the Warner Chilcott Transaction and the Forest Transaction as a single transaction. In the event the IRS were to prevail with such assertion, Actavis would be treated as a U.S. corporation for U.S. federal tax purposes and significant adverse tax consequences would result for Actavis.

In addition, changes to the inversion rules in Section 7874 or the U.S. Treasury Regulations promulgated thereunder or other IRS guidance could adversely affect Actavis plc’s status as a foreign corporation for U.S. federal tax purposes, and any such changes could have prospective or retroactive application to Actavis, Allergan, their respective stockholders, shareholders and affiliates, and/or the Pending Allergan Acquisition. For example, in March 2014, the President of the United States proposed legislation that would amend the anti-inversion rules. In September 2014, the U.S. Treasury and the IRS issued additional guidance stating that they intend to issue regulations that will address certain inversion transactions.

Even if Actavis is respected as a foreign corporation for U.S. federal tax purposes, Actavis might be adversely impacted by recent proposals have aimed to make other changes in the taxation of multinational corporations. For example, the Organisation for Economic Co-operation and Development has released proposals to create an agreed set of international rules for fighting base erosion and profit shifting. As a result, the tax laws in the United States, Ireland, and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect Actavis and its affiliates (including Allergan and its affiliates after the Pending Allergan Acquisition).

Moreover, U.S. and foreign tax authorities may carefully scrutinize companies that result from cross-border business combination, such as Actavis plc, which may lead such authorities to assert that Actavis plc owes additional taxes.

Foreign currency fluctuations could adversely affect our business and financial results.

We do business and generate sales in numerous countries outside the United States. The Company has also entered and will continue to enter into acquisition, licensing, borrowing, hedging or other financial transactions that may give rise to currency and interest rate exposure. As such, foreign currency fluctuations may affect the costs that we incur in such international operations. Some of our operating expenses are incurred in non-U.S. dollar currencies. The appreciation of non-U.S. dollar currencies in those countries where we have operations against the U.S. dollar could increase our costs and could harm our results of operations and financial condition.

We have incurred and will continue to incur significant transaction, integration and restructuring costs in connection with recent transactions, including the Pending Allergan Acquisition, the Actavis Group Acquisition, the Warner Chilcott Acquisition and the Forest Acquisition.

We have incurred significant transaction costs related to the Pending Allergan Acquisition, the Actavis Group Acquisition, the Warner Chilcott Acquisition and the Forest Acquisition and will continue to incur significant transaction costs related past acquisitions and the Pending Allergan Acquisition. In addition, we will incur integration costs and restructuring costs as we integrate the businesses. While Actavis has assumed that a certain level of transaction and coordination expenses will be incurred, there are a number of factors beyond Actavis’ control that could affect the total amount or the timing of these transaction and coordination expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. Although we expect that the realization of benefits and efficiencies related to the integration of the businesses may offset these transaction costs, integration costs and restructuring costs over time, no assurances can be made that this net benefit will be achieved in the near term, or at all. The failure to realize the expected benefits and efficiencies related to the integration of the businesses could adversely affect our financial condition and results of operations.

In addition, as a result of acquiring businesses, technologies or products, or entering into other significant transactions, we may experience significant charges to earnings for merger and related expenses. These costs may include substantial fees for investment bankers, attorneys, accountants, advisors, consultants and severance and other closure costs associated with regulator-mandated divestitures and the elimination of duplicate or discontinued products, operations and facilities. Charges that we may incur in connection with acquisitions could adversely affect our results of operations for particular quarterly or annual periods.

Substantial amounts of our information concerning our products, customers, employees and ongoing business are stored digitally and are subject to threats of theft, tampering, or other intrusion.

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent upon information technology systems, infrastructure and data. This digital information includes, but is not limited to, confidential and proprietary information as well as personal information regarding our customers and employees. Data maintained in digital form is subject to the risk of intrusion, tampering, and theft. Cyber-attacks are increasing in frequency, sophistication and intensity. Cyber-attacks could include the deployment of harmful malware, denial-of-service attacks, worms, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. We have established physical, electronic, and organizational measures to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for the processing, transmission and storage of digital information. However, the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly more sophisticated. Despite our efforts, the possibility of a future data compromise cannot be eliminated entirely, and risks associated with intrusion, tampering, and theft remain. Data privacy or security breaches by employees or others may pose a risk that data, including intellectual property or personal information, may be exposed to unauthorized individuals or to the public. In addition, we provide confidential, proprietary and personal information to third parties when it is necessary to pursue our business objectives. While we obtain assurances that these third parties will protect this information and, where appropriate, monitor the protections employed by these third parties, there is a risk the confidentiality of data held by third parties may be compromised. If our data systems are compromised, our business operations may be impaired, we may lose profitable opportunities or the value of those opportunities may be diminished, and we may lose revenue as a result of unlicensed use of our intellectual property. If personal information of our customers or employees is misappropriated, our reputation with our customers and employees may be injured resulting in loss of business and/or morale, and we may incur costs to remediate possible injury to our customers and employees or be required to pay fines or take other action with respect to judicial or regulatory actions arising out of such incidents.

A failure of our internal control over financial reporting could materially impact our business or share price.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. An internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, internal control over financial reporting may not prevent or detect misstatements. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud, and could expose us to litigation or adversely affect the market price of the Actavis plc Ordinary Shares.

As of December 31, 2013, management concluded that there was a material weakness in internal controls over financial reporting as it did not design or maintain effective internal controls with respect to segregation of duties and related information technology general controls regarding user access and change management activities. Specifically, the controls were not designed to provide reasonable assurance that incompatible access within the system, including the ability to record transactions, was appropriately segregated, impacting the validity, accuracy and completeness of all key accounts and disclosures. The locations impacted were principally related to the international entities acquired as part of the Actavis Group in 2012. The Company has remediated the material weaknesses as of December 31, 2014.

Risks Relating To Investing In the Pharmaceutical Industry

Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.

All pharmaceutical companies, including Actavis, are subject to extensive, complex, costly and evolving government regulation. For the U.S., this is principally administered by the FDA and to a lesser extent by the DEA and state government agencies, as well as by varying regulatory agencies in foreign countries where products or product candidates are being manufactured and/or marketed. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations, and similar foreign statutes and regulations, govern or influence the development, testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale, distribution and import/ export of our products. Foreign regulatory authorities impose similar requirements focused on drug safety and effectiveness. Obtaining and maintaining regulatory approval has been and will continue to be increasingly difficult, time-consuming and costly. In addition, changes in applicable federal, state and foreign laws and regulations or the implementation of new laws and regulations could affect our ability to obtain or maintain approval of our products and could have a material adverse effect on the Company’s business.

Once regulatory approval has been obtained, agencies continue to have substantial authority to require additional testing, perform inspections, change product labeling or mandate withdrawals of our products. Failure to comply with applicable regulatory requirements may subject us to administrative or judicially-imposed sanctions. These sanctions may include, among others, warning letters, fines, civil penalties, criminal penalties, injunctions, debarment, product seizure or detention, product recalls and total or partial suspension of production, sale and promotion. In addition, we may voluntarily elect to recall or restrict the use of a product. Any recall or restriction could divert managerial and financial resources and might harm our reputation.

Under these statutes and regulations, we are subject to periodic inspection of our facilities, procedures and operations and/or the testing of our products by the FDA and similar ex-U.S. authorities, the DEA and other authorities, which conduct periodic inspections to confirm that we are in compliance with all applicable requirements. In addition, the FDA and foreign regulatory agencies conduct pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with cGMP and other regulations. Following such inspections, the FDA or other agency may issue observations, notices, citations and/or Warning Letters that could cause us to modify certain activities identified during the inspection. FDA guidelines specify that a Warning Letter is issued only for violations of “regulatory significance” for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action. We are also required to report adverse events associated with our products to the FDA and other regulatory authorities. Unexpected or serious health or safety concerns would result in product liability claims, labeling changes, recalls, market withdrawals or other regulatory actions, including withdrawal of product approvals. Safety problems can arise as our product candidates are evaluated in clinical trials or as our marketed products are used in clinical practice. We are required to communicate to regulatory agencies adverse events reported to us regarding our products.

Our manufacturing facility in Corona, California is currently subject to a consent decree of permanent injunction. We cannot assure that the FDA will determine we have adequately corrected deficiencies at our Corona manufacturing site, that subsequent FDA inspections at any of our manufacturing sites will not result in additional inspectional observations at such sites, that approval of any of the pending or subsequently submitted NDAs, ANDAs or supplements to such applications by Actavis plc or our subsidiaries will be granted or that the FDA will not seek to impose additional sanctions against Actavis plc or any of its subsidiaries. The range of possible sanctions includes, among others, FDA issuance of adverse publicity, product recalls or seizures, fines, total or partial suspension of production and/or distribution, suspension of the FDA’s review of product applications, enforcement actions, injunctions, and civil or criminal prosecution. Any such sanctions, if imposed, could have a material adverse effect on our business, operating results, financial condition and cash flows. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Similar sanctions as detailed above may be available to the FDA under a consent decree, depending upon the actual terms of such decree. Although we have instituted internal compliance programs, if these programs do not meet regulatory agency standards or if compliance is deemed deficient in any significant way, it could materially harm our business. Certain of our vendors are subject to similar regulation and periodic inspections and may be operating under consent decrees.

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

Our Anda Distribution operations and our customers are subject to various regulatory requirements, including requirements of the DEA, FDA, state boards of pharmacy and city and county health regulators, among others. These include licensing, registration, recordkeeping, security and reporting requirements. The DEA requires our Anda Distribution business to monitor customer orders of DEA Scheduled Drugs and to report suspicious orders to the DEA. Any determination by the DEA that we have failed to comply with applicable laws and regulations could result in DEA suspending, terminating or refusing to renew Anda Distribution’s license to distribute Scheduled Drugs. Additionally, although physicians may prescribe FDA approved products for an “off label” indication, we are permitted to market our products only for the indications for which they have been approved. Some of our products are prescribed off label and the FDA, the U.S. Department of Justice, the U.S. Attorney or other regulatory authorities could take enforcement actions if they conclude that we or our distributors have engaged in off label marketing. In addition, several states and the federal government have begun to enforce anti-counterfeit drug pedigree laws which require the tracking of all transactions involving prescription drugs beginning with the manufacturer, through the supply chain, and down to the pharmacy or other health care provider dispensing or administering prescription drug products. For example, effective July 1, 2006, the Florida Department of Health began enforcement of the drug pedigree requirements for distribution of prescription drugs in the State of Florida. Pursuant to Florida law and regulations, wholesalers and distributors, including our subsidiary, Anda Pharmaceuticals, are required to maintain records documenting the chain of custody of prescription drug products they distribute beginning with the purchase of products from the manufacturer. These entities are required to provide documentation of the prior transaction(s) to their customers in Florida, including pharmacies and other health care entities. Several other states have proposed or enacted legislation to implement similar or more stringent drug pedigree requirements. In addition, federal law requires that a “non-authorized distributor of record” must provide a drug pedigree documenting the prior purchase of a prescription drug from the manufacturer or from an “authorized distributor of record”. In cases where the wholesaler or distributor selling the drug product is not deemed an “authorized distributor of record” it would need to maintain such records. The FDA had announced its intent to impose additional drug pedigree requirements (e.g., tracking of lot numbers and documentation of all transactions) through implementation of drug pedigree regulations which were to have taken effect on December 1, 2006. However, a federal appeals court has issued a preliminary injunction to several wholesale distributors granting an indefinite stay of these regulations pending a challenge to the regulations by these wholesale distributors.

In addition to government agencies that promulgate regulations and guidelines directly applicable to us, other professional societies, practice management groups, insurance carriers, physicians, private health or science foundations and organizations involved in various diseases from time to time may also publish guidelines or recommendations to healthcare providers, administrators and payers, and patient communities. For example, the treatment practices of physicians that currently prescribe our products may change. Recommendations by government agencies or other groups and organizations may relate to such matters as usage, dosage, route of administration and use of related therapies, as well as reimbursement of our products by government and private payers. Any recommendations or guidelines that result in decreased use, dosage or reimbursement of our products could materially and adversely affect our product sales, business and operating results.

The supply of APIs into Europe may be negatively affected by recent regulations promulgated by the European Union.

As of July 2, 2013, all API’s imported into the EU must be certified as complying with the good manufacturing practice (“GMP”) standards established by the EU, as stipulated by the International Conference for Harmonization. These new regulations place the certification requirement on the regulatory bodies of the exporting countries. Accordingly, as of July 2, 2013, the national regulatory authorities of each exporting country must: (i) insure that all manufacturing plants within their borders that export API into the EU comply with EU manufacturing standards and; (ii) for each API exported, present a written document confirming that the exporting plant conforms to EU manufacturing standards. The imposition of this responsibility on the governments of the nations exporting API may cause a shortage of API necessary to manufacture our products, as certain governments may not be willing or able to comply with the regulation in a timely fashion, or at all. A shortage in API may cause us to have to cease manufacture of certain products, or to incur costs and delays to qualify other suppliers to substitute for those API manufacturers unable to export. This could adversely affect the

Company and could have a material adverse effect on our business, results of operations, financial condition and cash flow.

Federal regulation of arrangements between manufacturers of brand and generic products could adversely affect our business.

As part of the MMA, companies are required to file with the FTC and the Department of Justice certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of brand drugs. This requirement, as well as new legislation pending in the U.S. Congress related to settlements between brand and generic drug manufacturers, could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with brand pharmaceutical companies and could result generally in an increase in private-party litigation against pharmaceutical companies or additional investigations or proceedings by the FTC or other governmental authorities. The impact of this requirement, the pending legislation and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers, is uncertain and could adversely affect our business. For example, on April 5, 2013, two putative class actions were filed against Actavis, Inc. and certain affiliates alleging that Watson Pharmaceuticals, Inc.’s 2009 patent lawsuit settlement with Warner Chilcott related to Loestrin® 24 Fe (norethindrone acetate/ethinyl estradiol tablets and ferrous fumarate tablets, “Loestrin® 24”) is unlawful. The complaints, both asserted on behalf of putative classes of end-payors, generally allege that Watson and another generic manufacturer improperly delayed launching generic versions of Loestrin® 24 in exchange for substantial payments from Warner Chilcott, which at the time was an unrelated company, in violation of federal and state antitrust and consumer protection laws. Further, in January 2009, the FTC and the State of California filed a lawsuit against us alleging that our settlement with Solvay related to our ANDA for a generic version of Androgel® is unlawful. Numerous private parties purporting to represent various classes of plaintiffs filed similar lawsuits. Similar lawsuits have been filed against us challenging the lawfulness of our settlements related to generic versions of Actos®, Androgel®, Cipro®, and Lidoderm®. We have also received requests for information and Statements of Objection in connection with investigations into settlements and other arrangements between competing pharmaceutical companies by the Federal Trade Commission and the European Competition Commission. In the past, we have also received requests for information and Statements of Objection in connection with investigations into settlements and other arrangements between competing pharmaceutical companies by the Federal Trade Commission and the European Competition Commission. In May 2014, Forest received a Civil Investigatory Demand from the FTC requesting information about Forest’s agreements with ANDA filers for Bystolic®. In February 2014, Forest received an Investigatory Subpoena from the New York Attorney General’s Office requesting information regarding, among other things, plans to discontinue the sale of Namenda tablets. Any adverse outcome of these actions or investigations, or actions or investigations related to other settlements we have entered into, could have a material adverse effect on our business, results of operations, financial condition and cash flows. Refer to Legal Matters in “NOTE 24 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements”.

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

There is uncertainty surrounding implementation of legislation involving payments for pharmaceuticals under government programs such as Medicare, Medicaid and Tricare. Depending on how existing provisions are implemented, the methodology for certain payment rates and other computations under the Medicaid Drug Rebate program reimbursements may be reduced or not be available for some of our products. Additionally, any reimbursement granted may not be maintained or limits on reimbursement available from third-party payers may reduce demand for, or negatively affect the price of, those products. Ongoing uncertainty and challenges to the ACA, including but not limited to, modification in calculation of rebates, mandated financial or other contributions to close the Medicare Part D coverage gap “donut hole,” calculation of AMP, and other provisions could have a material adverse effect on our business. In addition, various legislative and regulatory initiatives in states, including proposed modifications to reimbursements and rebates, product pedigree and tracking, pharmaceutical waste “take-back” initiatives, and therapeutic category generic substitution carve-out legislation may also have a negative impact on the Company. We maintain a full-time government affairs department in Washington, DC, which is responsible for coordinating state and federal legislative activities, and places a major emphasis in terms of management time and resources to ensure a fair and balanced legislative and regulatory arena.

There is additional uncertainty surrounding the insurance coverage mandate that goes into effect in the U.S. in 2015 and 2016. Employers may seek to reduce costs by reducing or eliminating employer group healthcare plans or transferring a greater portion of healthcare costs ot their employees. Job losses or other economic hardships may also result in reduced levels of coverage for some individuals, potentially resulting in lower levels of healthcare coverage for themselves or their families. These economic conditions may affect patients’ ability to afford health care as a result of increased co-pay or deductible obligations, greater cost sensitivity to existing co-pay or deductible obligations, lost healthcare insurance coverage or for other reasons. We believe such conditions have led and could continue to lead to changes in patient behavior and spending patterns that negatively affect usage of certain of our products, including some patients delaying treatment, rationing prescription medications, leaving prescriptions unfilled, reducing the frequency of visits to healthcare facilities, utilizing alternative therapies, or foregoing healthcare insurance coverage. Such changes may result in reduced demand for our products, which could materially and adversely affect the sales of our products, our business and results of operations.

The pharmaceutical industry is highly competitive and our future revenue growth and profitability are dependent on our timely development and launches of new products ahead of our competitors.

We face strong competition in all of our businesses. The intensely competitive environment requires an ongoing, extensive search for technological innovations and the ability to market products effectively, including the ability to communicate the effectiveness, safety and value of brand products to healthcare professionals in private practice, group practices and MCOs. Our competitors vary depending upon product categories, and within each product category, upon dosage strengths and drug-delivery systems. Based on total assets, annual revenues, and market capitalization, we are smaller than certain of our national and international competitors in the brand and distribution product arenas. Most of our competitors have been in business for a longer period of time than us, have a greater number of products on the market and have greater financial and other resources than we do. Furthermore, recent trends in this industry are toward further market consolidation of large drug companies into a smaller number of very large entities, further concentrating financial, technical and market strength and increasing competitive pressure in the industry. If we directly compete with them for the same markets and/or products, their financial strength could prevent us from capturing a profitable share of those markets. It is possible that developments by our competitors will make our products or technologies noncompetitive or obsolete. In addition, competitive forces may result in changes to the mix of products that we sell during a given time period or lower demand for our products than expected.

Some of our competitors have technical, competitive or other advantages over us for the development of technologies and processes. We face increased competition from new infection prevention, sterile processing, contamination control, surgical support, cleaning consumables, gastrointestinal endoscopy accessories, contract sterilization, and other products and services entering the market. These advantages may make it difficult for us to compete with them to successfully discover, develop and market new products and for our current products to compete with new products that these competitors may bring to market. As a result, our products may compete against products that have lower prices, equivalent or superior performance, a better safety profile, are easier to administer, achieve earlier entry into the market or that are otherwise competitive with our products.

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

We also face strong competition in our Anda Distribution business, where we compete with a number of large wholesalers and other distributors of pharmaceuticals, including McKesson, AmerisourceBergen and Cardinal, which market both brand and generic pharmaceutical products to their customers. These companies are significant customers of our North American Brands and North American Generics businesses. As generic products generally have higher gross margins for distributors, each of the large wholesalers, on an increasing basis, are offering pricing incentives on brand products if the customers purchase a large portion of their generic pharmaceutical products from the primary wholesaler. As Anda does not offer a full line of brand products to our customers, we have been at times competitively disadvantaged and must compete with these wholesalers based upon our very competitive pricing for generic products, greater service levels and our well-established telemarketing relationships with our customers, supplemented by our electronic ordering capabilities. The large wholesalers have historically not used telemarketers to sell to their customers, but recently have begun to do so. Additionally, generic manufacturers are increasingly marketing their products directly to smaller chains and thus increasingly bypassing wholesalers and distributors. Increased competition in the generic industry as a whole may result in increased price erosion in the pursuit of market share.

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

We might face additional regulation in the U.S. if our drug candidate eluxadoline, which we acquired in the Furiex acquisition, is classified as a controlled substance by the DEA; we may be required to make additional payments in connection with the Furiex acquisition based on the outcome of any DEA schedule decision with respect to eluxadoline.

The DEA regulates drugs that are controlled substances. Controlled substances are those drugs that appear on one of the five schedules promulgated and administered by the DEA under the Controlled Substances Act (the “CSA”). Any drug that acts on the central nervous system has the potential to become a controlled substance, and scheduling by the DEA is an independent process that might delay the commercial launch of a drug even after FDA approval of the NDA. The CSA governs, among other things, the inventory distribution, recordkeeping, handling, security and disposal of controlled substances.

Eluxadoline is a novel, orally active, investigational agent that was filed with the FDA, with combined mu opioid receptor agonist and delta opioid receptor antagonist activity. Because it likely acts on the central nervous system, eluxadoline has the potential to be scheduled as a controlled substance by the DEA. However, our animal and clinical studies indicate eluxadoline is not absorbed into the blood in an appreciable amount via an oral route of administration, thus limiting delivery to the central nervous system. If the DEA schedules eluxadoline as a controlled substance, we will be subject to periodic and on-going inspections by the DEA and similar state drug enforcement authorities to assess our on-going compliance with the DEA’s regulations. Any failure to comply with these regulations could lead to a variety of sanctions, including the revocation, or a denial of renewal, of any DEA registrations, injunctions, or civil or criminal penalties. Additionally, if the DEA schedules a drug because it is addictive, doctors might be reluctant to prescribe that drug. It is possible that the DEA will schedule eluxadoline as a controlled substance, and, based on the type of scheduling, doctors might not prescribe eluxadoline as frequently as they would otherwise, which could negatively impact our revenues.

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

Developments after a product reaches the market may adversely affect sales of our products.

Even after regulatory approval, certain developments may decrease demand for our products, including the following:

•	the re-review of products that are already marketed;

•	new scientific information and evolution of scientific theories;

•	the recall or loss of marketing approval of products that are already marketed;

•	changing government standards or public expectations regarding safety, efficacy or labeling changes; and

•	greater scrutiny in advertising and promotion.

In the past, clinical trials and post-marketing surveillance of certain marketed drugs of the Company and of competitors within the industry have raised concerns that have led to recalls, withdrawals or adverse labeling of marketed products. If previously unknown side effects are discovered or if there is an increase in negative publicity regarding known side effects of any of our products, it could significantly reduce demand for the product or require us to take actions that could negatively affect sales, including removing the product from the market, restricting its distribution or applying for labeling changes.

In addition, certain health authorities, regulators and agencies have increased their focus on safety when assessing the balance of benefits and risks of drugs. Some health authorities appear to have become more cautious when making decisions about approvability of new products and are re-reviewing select products that are already marketed, adding further to the uncertainties in the regulatory processes. There is also greater regulatory scrutiny, especially in the U.S., on advertising and promotion and, in particular, direct-to-consumer advertising.

Additional Risks Related to the Warner Chilcott Acquisition and Re-domiciliation of Actavis to Ireland

We are seeking Irish High Court approval of the creation of distributable reserves. We expect this will be forthcoming but cannot guarantee this.

Under Irish law, dividends may only be paid and share repurchases and redemptions must generally be funded only out of “distributable reserves”. Distributable reserves generally means our accumulated realized profits less our accumulated realized losses and also includes reserves created by way of a reduction of capital, determined by reference to our most recent unconsolidated accounts laid before shareholders at our annual general meeting. In addition, under Irish law, we cannot make any distribution or dividend unless our net assets are equal to, or in excess of, the aggregate of our called up share capital plus undistributable reserves and the distribution does not reduce our net assets below such aggregate. Undistributable reserves include our share premium account and the amount by which our accumulated unrealized profits, so far as not previously utilized by any capitalization, exceed our accumulated unrealized losses, so far as not previously written off in a reduction or reorganization of our capital. While we do not currently have distributable reserves we have filed a petition with the Irish High Court to confirm the creation of distributable reserves by reducing the share premium created by the issuance of ordinary shares in connection with the Warner Chilcott acquisition. The approval of the Irish High Court is expected late in the first quarter of 2015 or early in the second quarter of 2015. We are not aware of any reason why the Irish High Court would not approve the creation of distributable reserves; however, the issuance of the required order is a matter for the discretion of the Irish High Court. In the event that distributable reserves are not created, no distributions by way of dividends, share repurchases or otherwise will be permitted under Irish law until such time as the Company has created sufficient distributable reserves from its trading activities.

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

Risks Associated with the Pending Allergan Acquisition

The market price for Actavis ordinary shares following the closing of the Pending Allergan Acquisition may be affected by factors different from those that historically have affected or currently affect Allergan common stock and Actavis ordinary shares.

Upon completion of the Pending Allergan Acquisition, holders of shares of Allergan common stock (other than the holders of excluded shares and dissenting shares) will become holders of Actavis ordinary shares. Actavis’ businesses differ from those of Allergan, and accordingly the results of operations of Actavis will be affected by some factors that are different from those currently affecting the results of operations of Allergan. In addition, upon completion of the Pending Allergan Acquisition, holders of Actavis ordinary shares will become holders of shares in the combined company. The results of operation of the combined company may also be affected by factors different from those currently affecting Actavis.

Actavis and Allergan must obtain required approvals and governmental and regulatory consents to consummate the Pending Allergan Acquisition, which if delayed or not granted or granted with unacceptable conditions, may prevent (for example, if the approval of Actavis shareholders or Allergan stockholders is not obtained), delay or jeopardize the consummation of the Pending Allergan Acquisition, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the merger.

The Pending Allergan Acquisition is subject to customary closing conditions. These closing conditions include, among others, the receipt of required approvals by the Actavis shareholders and the Allergan stockholders, the clearances of the Pending Allergan Acquisition by certain governmental and regulatory authorities, including multiple governmental and regulatory authorities, and the expiration or termination of applicable waiting periods under the HSR Act (for which early termination was granted on January 9, 2015), and the antitrust and competition laws of certain foreign countries under which filings or approvals are or may be required. The governmental agencies with which the parties will make these filings and seek certain of these approvals and consents have broad discretion in administering the governing regulations. Actavis and Allergan can provide no assurance that all required approvals and consents will be obtained. Moreover, as a condition to their approval of the transaction, certain governmental agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the business of the combined company after the closing of the Pending Allergan Acquisition. Any one of these requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the effective time of the Pending Allergan Acquisition or reduce the anticipated benefits of the transaction. Further, no assurance can be given that the required Actavis shareholder and Allergan stockholder approvals will be obtained or that the required closing conditions will be satisfied, and, if all required consents and approvals are obtained and the closing conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals or clearances. If Actavis and Allergan agree to any material requirements, limitations, costs, divestitures or restrictions in order to obtain any approvals or clearances required to consummate the transaction, these requirements, limitations, costs, divestitures or restrictions could adversely affect Actavis’ ability to integrate Allergan’s operations with Actavis’ operations and/or reduce the anticipated benefits of the transactions. This could result in a failure to consummate the transactions or have a material adverse effect on the business and results of operations of the combined company.

The Allergan Merger Agreement may be terminated in accordance with its terms and the Pending Allergan Acquisition may not be completed.

The Allergan Merger Agreement contains a number of conditions that must be fulfilled to complete the Pending Allergan Acquisition. Those conditions include: the approval of the merger proposal by Allergan stockholders, approval of the Actavis share issuance proposal by Actavis shareholders, receipt of requisite regulatory and antitrust approvals, absence of orders prohibiting the closing of the merger, effectiveness of the registration statement , approval of the Actavis ordinary shares to be issued to Allergan stockholders for listing on the NYSE, the continued accuracy of the representations and warranties of both parties subject to specified materiality standards, the performance by both parties of their covenants and agreements and that, since the date of the Allergan Merger Agreement, no material adverse effect of Allergan or Actavis has occurred and is continuing. These conditions to the closing of the Pending Allergan Acquisition may not be fulfilled and, accordingly, the Pending Allergan Acquisition may not be completed. In addition, if the Pending Allergan Acquisition is not completed by September 30, 2015 (subject to extension to November 16, 2015, if the only conditions not satisfied or waived (other than those conditions that by their nature are to be satisfied at the closing of the Pending Allergan Acquisition, which conditions are capable of being satisfied) are conditions relating to certain required filings and clearances under antitrust laws, the absence of certain proceedings under certain antitrust laws and the absence of any orders, judgments or decrees under certain antitrust laws), either Actavis or Allergan may choose not to proceed with the Pending Allergan Acquisition. In addition, Actavis or Allergan may elect to terminate the Allergan Merger Agreement in certain other circumstances, and the parties can mutually decide to terminate the Allergan Merger Agreement at any time prior to the consummation of the Pending Allergan Acquisition, whether before or after Allergan stockholder approval or Actavis shareholder approval.

The Allergan Merger Agreement contains provisions that restrict the ability of the Actavis board of directors to change its recommendation that Actavis shareholders vote for the approval of the Actavis share issuance proposal and, in specified circumstances, could require Actavis to pay Allergan a termination fee of up to $2.1 billion.

Under the Allergan Merger Agreement, the Actavis board of directors is restricted, subject to certain exceptions, from withdrawing, changing, amending, modifying or qualifying, or otherwise proposing publicly to withdraw, change, amend, modify or qualify, in a manner adverse to Allergan, its recommendation that Actavis shareholders vote for the approval of the Actavis share issuance proposal. If the Actavis board of directors (after consultation with Actavis’ legal counsel) determines that an Actavis change of recommendation is advisable and effects such a change of recommendation, Allergan would be entitled to terminate the Allergan Merger Agreement. Under such circumstances, Actavis would be required to pay Allergan a termination fee equal to $2.1 billion. In the event the Allergan Merger Agreement is terminated due to the failure of the Actavis shareholders to approve the Actavis share issuance proposal at the Actavis extraordinary general meeting, Actavis would be required to pay Allergan a termination fee of $1.3 billion.

While the merger is pending, Actavis and Allergan will be subject to business uncertainties that could adversely affect their business.

Uncertainty about the effect of the Pending Allergan Acquisition on employees, customers and suppliers may have an adverse effect on Allergan and Actavis. These uncertainties may impair Actavis’ and Allergan’s ability to attract, retain and motivate key personnel until the merger is consummated and for a period of time thereafter, and could cause customers, suppliers and others who deal with Actavis and Allergan to seek to change existing business relationships with Actavis and Allergan. Employee retention may be challenging during the pendency of the merger, as certain employees may experience uncertainty about their future roles. If key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with the businesses, the business of the combined company following the Pending Allergan Acquisition could be seriously harmed. In addition, the Allergan Merger Agreement restricts Allergan and, to a lesser extent, Actavis, from taking specified actions until the merger occurs without the consent of the other party. These restrictions may prevent Actavis or Allergan from pursuing attractive business opportunities that may arise prior to the completion of the merger.

Risks Related to the Business of the Combined Company

Actavis may fail to realize all of the anticipated benefits of the Pending Allergan Acquisition or those benefits may take longer to realize than expected. Actavis may also encounter significant difficulties in integrating the two businesses.

The ability of Actavis to realize the anticipated benefits of the Pending Allergan Acquisition will depend, to a large extent, on Actavis’ ability to integrate the two businesses. The combination of two independent businesses is a complex, costly and time-consuming process. As a result, Actavis and Allergan will be required to devote significant management attention and resources prior to closing to prepare for integrating, and Actavis will be required to devote significant management attention and resources post-closing to integrate, the business practices and operations of Actavis and Allergan. The integration process may disrupt the businesses and, if implemented ineffectively, would restrict the realization of the full expected benefits. The failure to meet the challenges involved in integrating the two businesses and to realize the anticipated benefits of the transactions could cause an interruption of, or a loss of momentum in, the activities of the combined company and could adversely affect the results of operations of the combined company.

In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other business relationships, and diversion of management’s attention. Refer to “If we do not successfully integrate newly acquired businesses into our business operations, our business could be adversely affected.”

Many of these factors will be outside of the control of Actavis or Allergan and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact the business, financial condition and results of operations of the combined company. In addition, even if the operations of the businesses of Actavis and Allergan are integrated successfully, the full benefits of the transactions may not be realized, including the synergies, cost savings or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integration of the businesses of Actavis and Allergan. All of these factors could cause dilution to the earnings per share of Actavis, decrease or delay the expected accretive effect of the transactions, and negatively impact the price of Actavis ordinary shares. As a result, it cannot be assured that the combination of Actavis and Allergan will result in the realization of the full benefits anticipated from the transactions.

Actavis and Allergan will incur direct and indirect costs as a result of the Pending Allergan Acquisition.

Actavis and Allergan will incur substantial expenses in connection with and as a result of completing the merger and, over a period of time following the completion of the merger, Actavis further expects to incur substantial expenses in connection with coordinating the businesses, operations, policies and procedures of Actavis and Allergan. While Actavis has assumed that a certain level of transaction expenses will be incurred, factors beyond Actavis’ control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately.

If the merger is consummated, Actavis will incur a substantial amount of debt to finance the aggregate Cash Consideration Portion and certain other amounts to be paid in connection with the Pending Allergan Acquisition, which could adversely affect Actavis’ business, including by restricting its ability to engage in additional transactions or incur additional indebtedness or resulting in a downgrade or other adverse action with respect to Actavis’ credit rating.

In connection with the Pending Allergan Acquisition, Actavis expects that one or more of its subsidiaries will (i) borrow up to $5.5 billion under the Term Facilities, (ii) issue and sell up to $22.0 billion in aggregate principal amount of notes, (iii) under certain circumstances, borrow up to $4.698 billion in loans under the cash bridge facility and (iv) if and to the extent the notes or the equity securities are not issued and sold, borrow up to $30.9 billion in loans under the Bridge Credit Agreement. Following the completion of the merger, the combined company will have a significant amount of indebtedness outstanding. On a pro forma basis, giving effect to the incurrence of indebtedness, the consolidated indebtedness of Actavis would be approximately $45.2 billion as of December 31, 2014. Actavis’ net consolidated borrowing costs, which cannot be predicted at this time, will depend on rates in effect from time to time, the structure of the indebtedness, taxes and other factors. This substantial level of indebtedness could have important consequences to Actavis’ business, including, but not limited to:

•	reducing the benefits Actavis expects to receive from the Pending Allergan Acquisition;

•	making it more difficult for Actavis to satisfy its obligations;

•	limiting Actavis’ ability to borrow additional funds and increasing the cost of any such borrowing;

•	increasing Actavis’ vulnerability to, and reducing its flexibility to respond to, general adverse economic and industry conditions;

•	limiting Actavis’ flexibility in planning for, or reacting to, changes in its business and the industry in which it operates;

•	placing Actavis at a competitive disadvantage as compared to its competitors, to the extent that they are not as highly leveraged; and

•	restricting Actavis from pursuing certain business opportunities.

Actavis’ credit ratings impact the cost and availability of future borrowings and, accordingly, Actavis’ cost of capital. Actavis’ ratings at any time will reflect each rating organization’s then opinion of Actavis’ financial strength, operating performance and ability to meet its debt obligations. Following the announcement of the Pending Allergan Acquisition, Standard & Poor’s Rating Services, Moody’s Investor Service, Inc. and Fitch Ratings, Inc. each reaffirmed its respective ratings of Actavis. However, there can be no assurance that Actavis will achieve a particular rating or maintain a particular rating in the future. Any reduction in Actavis’ credit ratings may limit Actavis’ ability to borrow at interest rates consistent with the interest rates that have been available to Actavis prior to the Pending Allergan Acquisition. If Actavis’ credit ratings are downgraded or put on watch for a potential downgrade, Actavis may not be able to sell additional debt securities or borrow money in the amounts, at the times or interest rates or upon the more favorable terms and conditions that might be available if Actavis’ current credit ratings are maintained. Any impairment of Actavis’ ability to obtain future financing on favorable terms could have an adverse effect on Actavis’ ability to refinance the Bridge Credit Agreement, if drawn, with the issuance of debt securities or alternatives to the Bridge Credit Agreement on terms more favorable than under the Bridge Credit Agreement, or to refinance, to the extent the cash bridge facility is not otherwise repaid using Allergan’s cash on hand, the cash bridge facility.

Actavis expects that, for a period of time following the consummation of the merger, Actavis will have significantly less cash on hand than the sum of cash on hand of Actavis and Allergan prior to the Pending Allergan Acquisition. This reduced amount of cash could adversely affect Actavis’ ability to grow.

Actavis is expected to have, for a period of time following the consummation of the merger, significantly less cash and cash equivalents on hand than the approximately $5.16 billion of combined cash and cash equivalents of the two companies as of December 31, 2014, and would have on a pro forma basis, giving effect to the Pending Allergan Acquisition as if they had been consummated on December 31, 2014, $1.9 billion of cash and cash equivalents. Although the management of Actavis believes that it will have access to cash sufficient to meet Actavis’ business objectives and capital needs, the lessened availability of cash and cash equivalents for a period of time following the consummation of the Pending Allergan Acquisition could constrain Actavis’ ability to grow its business. Actavis’ more leveraged financial position following the Pending Allergan Acquisition could also make it vulnerable to general economic downturns and industry conditions, and place it at a competitive disadvantage relative to its competitors that have more cash at their disposal. In the event that Actavis does not have adequate capital to maintain or develop its business, additional capital may not be available to Actavis on a timely basis, on favorable terms, or at all.

Disruption in the financial markets could affect Actavis’ ability to refinance the bridge loan facilities on favorable terms, or at all.

If and to the extent drawn, the $30.9 billion Bridge Credit Agreement must be repaid within 364 days after the consummation of the Pending Allergan Acquisition and, if the $4.698 billion cash bridge facility is necessary, the cash bridge facility must be repaid within 60 days after the consummation of the Pending Allergan Acquisition. Actavis anticipates refinancing, or obtaining alternative financing to repay, the Bridge Credit Agreement and, to the extent the cash bridge facility is not otherwise repaid using Allergan’s cash on hand, the cash bridge facility. Disruptions in the commercial credit markets or uncertainty in the United States, European Union or elsewhere could result in a tightening of financial markets. As a result of financial market turmoil, Actavis may not be able to obtain alternate financing in order to repay the bridge loan facilities or refinance the bridge loan facilities on favorable terms (or at all).

If Actavis is unable to successfully obtain alternative financing or refinance the bridge loan facilities at favorable terms and conditions (including, but not limited to, pricing and other fee payments), this could result in additional costs to Actavis. If Actavis is unable to obtain alternate financing or refinance at all, the outstanding amounts under the $30.9 billion Bridge Credit Agreement must be repaid within 364 days after the consummation of the merger and, if the $4.698 billion cash bridge facility is necessary, the cash bridge facility must be repaid within 60 days after the consummation of the merger.

The Pending Allergan Acquisition may not be accretive and may cause dilution to Actavis’ earnings per share, which may negatively affect the market price of Actavis ordinary shares.

Although Actavis currently anticipates that the Pending Allergan Acquisition will be accretive to earnings per share (on a non-GAAP adjusted earnings basis) from and after the Pending Allergan Acquisition, this expectation is based on preliminary estimates, which may change materially.

Actavis expects to issue or reserve for issuance approximately 128 million ordinary shares to pay the aggregate stock portion of the merger consideration to Allergan stockholders and assume Allergan equity-based awards at the closing of the Pending Allergan Acquisition. Actavis also expects to issue ordinary shares and/or mandatorily convertible preferred equity interests to finance a portion of the aggregate cash portion of the merger consideration on terms that cannot be predicted.

In addition, Actavis could also encounter additional transaction-related costs or other factors such as the failure to realize all of the benefits anticipated in the Pending Allergan Acquisition. All of these factors could cause dilution to Actavis’ earnings per share or decrease or delay the expected accretive effect of the Pending Allergan Acquisition and cause a decrease in the market price of Actavis ordinary shares.

Legislative or other governmental action relating to the denial of U.S. federal or state governmental contracts to U.S. companies that redomicile abroad could adversely affect Actavis’ business.

Various U.S. federal and state legislative and other proposals that would deny governmental contracts to U.S. companies (and subsidiaries of U.S. companies) that move (or have moved) their corporate location abroad may affect Actavis if adopted. The likelihood that any such proposals might be adopted, the nature of regulations that might be promulgated, or the effect such adoptions and increased regulatory scrutiny might have on Actavis’ business cannot be predicted.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We conduct our operations using a combination of owned and leased properties.

Our owned and leased properties consist of facilities used for R&D, manufacturing, distribution (including warehousing and storage), sales and marketing and administrative functions. The following table provides a summary of locations for our significant owned and leased properties, and unless indicated, all relate to our North American Brands and North American Generics and International segments as of December 31, 2014:

Location	Primary Use	Leased/Owned
Ambernath, India	Manufacturing, R&D, Administration	Both
Athens, Greece	Manufacturing	Both
Banglaore, India	R&D	Leased
Barnstaple, UK	Manufacturing, Administration	Both
Birzebbuga, Malta	Manufacturing, Distribution, Administration	Leased
Bucharest, Romania	Manufacturing, Distribution, Administration, R&D	Both
Cincinnati, OH, USA	Manufacturing	Owned
Coleraine, Northern Ireland	Manufacturing	Both
Copiague, NY, USA	Manufacturing	Owned
Davie, FL, USA	Manufacturing, Distribution, R&D, Administration	Both
Dublin, Ireland	Manufacturing, R&D, Administration	Owned
Dupnitsa, Bulgaria	Manufacturing	Owned
Elizabeth, NJ, USA	Manufacturing, R&D, Administration	Owned
Fajardo, Puerto Rico	Manufacturing, Packaging	Both
Gentofte, Denmark	Administration	Leased
Goa, India	Manufacturing	Leased
Grace-Hollogne, Belgium	Manufacturing	Leased
Groveport, OH, USA	Distribution (ANDA Distribution)	Leased
Hafnarfjordur, Iceland	Manufacturing, Warehousing, Distribution, Administration	Both
Jersey City, NJ, USA	Administration	Leased
London, UK	Administration	Leased
Manati, Puerto Rico	Distribution, Administration	Owned
Mississauga, Canada	Manufacturing, R&D, Administration	Leased
Moscow, Russia	Administration	Leased
Mumbai, India	R&D, Administration	Leased
Nerviano, Italy	Manufacturing, R&D	Both
North Brunswick, NJ, USA	R&D	Leased
Olive Branch, MS, USA	Distribution, Administration (ANDA Distribution)	Leased
Paris, France	Administration	Leased
Parsippany, NJ, USA	Administration	Leased
Salt Lake City, UT, USA	Manufacturing, Distribution, R&D	Leased
Singapore City, Singapore	Manufacturing, Administration, R&D	Leased
Troyan, Bulgaria	Manufacturing	Owned
Weiterstadt, Germany	Manufacturing	Owned
Weston, FL, USA	Distribution, Administration, R&D (ANDA Distribution and North American Brands and North American Generics and International)	Leased
Zejtun, Malta	Manufacturing, Distribution, Administration, R&D	Leased
Zug, Switzerland	Administration	Leased

Our leased properties are subject to various lease terms and expirations.

We believe that we have sufficient facilities to conduct our operations during 2015. However, we continue to evaluate the purchase or lease of additional properties, or the consolidation of existing properties as our business requires.

ITEM 3.	LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to Legal Matters in “NOTE 24 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

Actavis plc Ordinary Shares (formerly Class A common shares of Actavis, Inc.) traded on the New York Stock Exchange under the symbol “WPI” until close of business on January 24, 2013, at which time the symbol was changed to “ACT.” The following table sets forth the quarterly high and low share trading price information for the periods indicated:

	High	Low
Year ended December 31, 2014:
First	$230.77	$166.38
Second	$226.23	$184.71
Third	$249.94	$201.91
Fourth	$272.75	$208.64
Year ended December 31, 2013:
First	$92.37	$82.02
Second	$133.00	$91.88
Third	$145.50	$121.12
Fourth	$170.51	$136.52

As of February 13, 2015, there were approximately 1,743 registered holders of Actavis plc’s Ordinary Shares.

We have not paid any cash dividends since our initial public offering in February 1993. The Company may pay dividends in the future on certain types of equity instruments. Warner Chilcott is a wholly-owned subsidiary of Actavis and has no publicly traded equity securities.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2014, we repurchased 118,947 of Actavis plc’s Ordinary Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 - 31, 2014	45,607	235.44	—	—
November 1 - 30, 2014	13,569	253.24	—	—
December 1 - 31, 2014	59,771	270.59	—	—

October 1 - December 31, 2014	118,947	255.14

Recent Sale of Unregistered Securities; Uses of Proceeds from Registered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under equity compensation plans, refer to “ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” and “NOTE 19 — Stockholders’ Equity” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

Performance Graph

The information in this section of the Annual Report pertaining to Actavis plc’s performance relative to our peers is being furnished but not filed with the SEC, and as such, the information is neither subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

The following graph compares the cumulative 5-year total return of holders of Actavis plc’s Ordinary Shares (formerly Class A common shares of Actavis, Inc.) with the cumulative total returns of the S&P 500 index and the Dow Jones US Pharmaceuticals index. The graph tracks the performance of a $100 investment in our Ordinary Shares and in each of the indexes (with reinvestment of all dividends, if any) on December 31, 2009 with relative performance tracked through December 31, 2014.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Actavis plc, the S&P 500 Index, and the Dow Jones US Pharmaceuticals Index

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Copyright© 2015 Dow Jones & Co. All rights reserved.

	12/09	12/10	12/11	12/12	12/13	12/14
Actavis plc	100.00	130.40	152.34	217.12	424.14	649.86
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
Dow Jones US Pharmaceuticals	100.00	102.13	121.17	138.01	184.83	224.39

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data. The selected consolidated financial data as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 presented in this table have been derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report. The selected consolidated financial data as of December 31, 2012, 2011 and 2010 and for the years ended December 31, 2011 and 2010 presented in this table are derived from our audited consolidated financial statements and related notes which are not included in this Annual Report.

The selected consolidated financial data set forth below should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report and in our previously filed Annual Reports on Form 10-K, as amended by Form 8-K, where applicable.

ACTAVIS PLC

FINANCIAL HIGHLIGHTS

(In millions, except per share amounts)

	Years Ended December 31,
	2014(3)	2013(4)(5)	2012(5)	2011	2010
Operating Highlights:
Net revenues	$13,062.3	$8,677.6	$5,914.9	$4,584.4	$3,566.9
Operating (loss)/income	(1,267.7)	(423.2)	315.7	523.4	305.4
Net (loss)/income attributable to ordinary shareholders	(1,630.5)	(750.4)	97.3	260.9	184.4
Basic (loss)/earnings per share	$(7.42)	$(5.27)	$0.77	$2.10	$1.51
Diluted (loss)/earnings per share	$(7.42)	$(5.27)	$0.76	$2.06	$1.48
Weighted average shares outstanding:
Basic	219.7	142.3	125.8	124.5	122.4
Diluted	219.7	142.3	128.4	126.5	124.2

	At December 31,
	2014(1)(2)(3)	2013(4)(5)	2012(5)	2011	2010
Balance Sheet Highlights:
Current assets	$6,881.7	$4,434.7	$3,838.3	$2,569.7	$1,786.7
Working capital, excluding assets and liabilities held for sale	939.8	1,115.4	1,089.0	730.2	978.7
Total assets	52,529.1	22,725.9	14,114.8	6,698.3	5,686.6
Total debt and capital leases	15,543.7	9,052.0	6,433.3	1,033.0	1,016.1
Total equity	28,335.5	9,537.1	3,856.4	3,562.5	3,282.6

(1)	On November 17, 2014, Actavis plc completed the Durata Acquisition. The acquisition increased the Company’s intangible assets as well as long-term indebtedness.

(2)	On July 2, 2014, the Company completed the Furiex Acquisition. The acquisition had the impact of increasing the Company’s intangible assets and lowering working capital.

(3)	On July 1, 2014, the Company completed the Forest Acquisition. Forest was a leading, fully integrated, specialty pharmaceutical company largely focused on the United States market. Forest marketed a portfolio of branded drug products and developed new medicines to treat patients suffering from diseases principally in the following therapeutic areas: central nervous system, cardiovascular, gastrointestinal, respiratory, anti-infective, and cystic fibrosis. Beginning July 1, 2014, the following items were included in our operating results:

•	total revenues and related cost of sales for Forest products;

•	selling, general and administrative expenses and research and development expenses;

•	amortization expense for intangible assets acquired;

•	impairment losses on select assets; and

•	increased interest expense from the senior secured notes assumed and the indebtedness incurred.

(4)	On October 1, 2013, we completed the Warner Chilcott Acquisition. Warner Chilcott was a leading specialty pharmaceutical company focused on women’s healthcare, gastroenterology, urology and dermatology segments of the branded pharmaceuticals market, primarily in North America. Beginning October 1, 2013, the following items were included in our operating results:

•	total revenues and related cost of sales for Warner Chilcott products;

•	selling, general and administrative expenses and research and development expenses;

•	amortization expense for intangible assets acquired; and

•

increased interest expense from the senior secured notes assumed and the $2.0 billion aggregate term loan indebtedness assumed, and subsequently refinanced, in connection with the Warner Chilcott Acquisition.

(5)	On October 31, 2012, we completed the Actavis Group Acquisition. As of December 31, 2012, the estimated number of shares contingently issuable in connection with the Actavis Group earn-out was calculated to be 3.85 million shares. In the year ended December 31, 2013, the decision was made to award the remaining 1.65 million shares. The 1.65 million additional shares are included in the basic weighted average common shares outstanding for the year ended December 31, 2013 beginning on March 28, 2013. Actavis Group was a privately held generic pharmaceutical company specializing in the development, manufacture and sale of generic pharmaceuticals. Our financial statements included in this report do not include the financial results of the Actavis Group for any of the periods presented prior to October 31, 2012.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Cautionary Note Regarding Forward-Looking Statements” under “ITEM 1A. RISK FACTORS” in this document. In addition, the following discussion of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this document.

In prior periods, our consolidated financial statements present the accounts of Actavis, Inc., and all of its wholly-owned subsidiaries. On May 16, 2013, Actavis plc (formally known as Actavis Limited) was incorporated in Ireland as a private limited company and re-registered effective September 18, 2013 as a public limited company. It was established for the purpose of facilitating the business combination between Actavis, Inc. and Warner Chilcott. On October 1, 2013, Actavis plc became the successor registrant of Actavis, Inc. and Warner Chilcott in connection with the consummation of certain transactions further described elsewhere in this document. In addition, on October 1, 2013, the shares of Actavis plc began trading on the NYSE under the symbol “ACT,” the same symbol under which Actavis, Inc.’s shares previously traded. References throughout to “ordinary shares” refer to Actavis, Inc.’s Class A common shares, par value $0.0033 per share, prior to the consummation of the transactions and to our ordinary shares, par value $0.0001 per share, since the consummation of the transactions. The results of Warner Chilcott Limited are consolidated into the results of Actavis. Due to the deminimis activity between Actavis and Warner Chilcott Limited, references throughout this section relate to both Actavis and Warner Chilcott.

EXECUTIVE SUMMARY

Overview

We are a global specialty pharmaceutical company engaged in the development, manufacturing, marketing and distribution of generic, branded generic, brand name, biosimilar and OTC pharmaceutical products. Through our third-party business within the North American Generics and International segment, we out-license generic pharmaceutical products rights that we develop or acquire, primarily in Europe. The Company operates manufacturing, distribution, R&D and administrative facilities in many of the world’s established and growing international markets, including the United States of America (“U.S.”), Canada and Puerto Rico (together “North America”), followed by its key international markets around the world (“ROW”). Additionally, we distribute generic and branded pharmaceutical products manufactured by third parties through our Anda Distribution segment.

We have supported our business with a significant commitment of R&D expenditures. Our global growth strategy is focused on: (i) internal development of differentiated high-demand products; (ii) establishment of strategic alliances and collaborations that bring new products, technologies and markets to our existing portfolio; and (iii) acquisition of products and/or companies that complement our existing portfolio in generics, brands and biosimilars.

As of December 31, 2014, we marketed over 250 generic pharmaceutical product families and approximately 80 branded pharmaceutical product families in the U.S. and a significant number of product families internationally. Generic pharmaceutical products are bioequivalents of their respective branded products and provide a cost-efficient alternative to branded products. Branded pharmaceutical products are marketed under brand names through programs that are designed to generate physician and consumer loyalty. Through our Anda Distribution segment, we distribute approximately 12,650 SKUs in the U.S. primarily to independent pharmacies, alternate care providers (hospitals, nursing homes and mail order pharmacies) and pharmacy chains, as well as generic products and certain selective branded products to physicians’ offices.

2014 Significant Business Developments

During 2014, we entered into the following business development transactions that impacted our results of operations and will continue to have an impact on our future operations.

Pending Allergan Acquisition

On November 17, 2014, Actavis plc and Allergan announced the Pending Allergan Acquisition. Based on the closing price of Actavis ordinary shares on November 14, 2014, the transaction was valued at approximately $66.0 billion. The addition of Allergan’s therapeutic franchises in ophthalmology, neurosciences and medical aesthetics/dermatology/plastic surgery will complement Actavis’ existing central nervous system, gastroenterology, women’s health and urology franchises. The combined company will also benefit significantly from Allergan’s global brand equity and consumer awareness of key products, including Botox® and Restasis®. The transaction also expands our presence, market and product reach across many international markets, with strengthened commercial positions across Canada, Europe, Southeast Asia and other high-value growth markets, including China, India, the Middle East and Latin America. The transaction is expected to close late in the first quarter or early in the second quarter of 2015.

As a result of the transaction, the Company incurred transaction costs of $17.8 million in the year ended December 31, 2014.

Pharmatech

In the year ended December 31, 2014, the Company recognized an impairment on assets held for sale, including the write-off of goodwill, of $189.9 million as part of the Pharmatech Transaction.

Durata Therapeutics Acquisition

On November 17, 2014, we purchased all outstanding shares of Durata, which were valued at approximately $724.5 million, including the assumption of debt, as well as one CVR per share, entitling the holder to receive additional cash payments of up to $5.00 per CVR if certain regulatory or commercial milestones related to Durata’s lead product Dalvance™ are achieved. The CVR had an acquisition date fair value of $49.0 million.

Rhythm

On October 22, 2014, the Company entered into the Rhythm Transaction. As a result of the transaction, the company incurred an expense of $40.0 million, which is included as a component of R&D.

Tretin-X Acquisition

On July 8, 2014, we finalized an agreement to purchase the product rights and inventory for Tretin-X (a product formerly marketed by Onset Dermatologics, a PreCision Dermatology company) from Valeant for $70.0 million. Included in the purchase price allocation was the fair value of inventory that we purchased of $0.3 million, $37.7 million for intangible assets and $32.0 million of goodwill. We accounted for the acquisition as a business combination requiring that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. As part of the acquisition, we entered into a supply agreement with DPT Laboratories, LTD.

Furiex Acquisition

On July 2, 2014, we completed the Furiex Acquisition valued at $1,156.2 million (including the assumption of debt) and up to approximately $360.0 million in a CVR that may be payable based on the designation of eluxadoline, Furiex’s lead product, as a controlled drug following approval (if any) which had an acquisition accounting fair value of $88.0 million on the date of acquisition (included in the value of $1,156.2 million).

In connection with the close of the Furiex Acquisition, the Company further closed the transaction related to the sale of Furiex’s royalties on Alogliptin and Priligy to Royalty Pharma for $408.6 million with no income statement impact.

As a result of the transaction, the Company incurred transaction costs of $3.0 million, severance costs of $2.0 million and stock-based compensation related to the acquisition accounting for equity awards acquired of $16.6 million.

Acquisition of Forest Laboratories

On July 1, 2014, we completed the Forest Acquisition. Under the terms of the transaction, Forest shareholders received 89.8 million Company Ordinary Shares, 6.1 million Actavis plc non-qualified stock options and 1.1 million Actavis plc share units. Forest was a leading, fully integrated, specialty pharmaceutical company largely focused on the United States market. Forest marketed a portfolio of branded drug products and developed new medicines to treat patients suffering from diseases principally in the following therapeutic areas: central nervous system, cardiovascular, gastrointestinal, respiratory, anti-infective, and cystic fibrosis.

As a result of the transaction, the Company incurred the following transaction and integration costs in the year ended December 31, 2014 (in millions):

Year Ended December 31, 2014
Cost of Sales
Stock-based compensation acquired for Forest employees	$9.5
Severance related charges	11.3
Research and Development
Stock-based compensation acquired for Forest employees	66.7
Severance related charges	24.5
Selling and Marketing
Stock-based compensation acquired for Forest employees	58.7
Severance related charges	45.3
Other integration costs	3.8
General and Administrative
Stock-based compensation acquired for Forest employees	152.6
Severance related charges	71.5
Other integration costs	92.9
Finance related charges	9.3
Other income (expense)
Bridge loan facilities	25.8

Total Costs	$571.9

May 2014 Acquisition

On May 20, 2014, we entered into the May 2014 Acquisition for an upfront and milestone payments of € 5.7 million, or approximately $7.8 million. Under acquisition accounting, the full consideration includes the fair value contingent consideration of € 12.5 million, or approximately $17.1 million, for a total consideration equal to approximately € 18.2 million, or approximately $24.9 million. We are accounting for the acquisition as a business combination requiring that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. As a result of this transaction, we recognized intangible assets of € 18.2 million, or $24.9 million. We also entered into a supply agreement, under which we will receive product for a period of five years from the launch of the product with potential renewals thereafter.

Akorn

On April 17, 2014, we entered into the Akorn Acquisition. The Company treated the purchase of the specific products as an acquisition of a business requiring that the assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. Included in the purchase price allocation was the fair value of inventory that the Company purchased of $0.7 million and $16.1 million for intangible assets. The Company also entered into a supply agreement with Akorn, under which Akorn will supply product for a period of either of two years or until an alternative supplier is found.

Silom Medical Company

On April 1, 2014, we completed the Silom Acquisition. The Silom Acquisition immediately expands our position in the Thai generic pharmaceutical market, with leading positions in the ophthalmic and respiratory therapeutic categories and a strong cardiovascular franchise.

Lincolnton Manufacturing Facility

During the second quarter of 2014, we sold the Lincolnton manufacturing facility to G&W for $21.5 million. In addition, the Company and G&W entered into a supply agreement, whereby G&W will supply us product during a specified transition period. The Company allocated the fair value of the consideration to the business sold of $25.8 million and the supply agreement, which resulted in a prepaid asset to be amortized into cost of sales over the transition period of $4.3 million. As a result of the final sales terms, we recorded a gain on business sold of $0.9 million during the year ended December 31, 2014.

Corona Facility

During the year ended December 31, 2014, we held for sale assets in our Corona, California manufacturing facility. As a result, the Company recognized an impairment charge of $20.0 million in the year ended December 31, 2014, including a write-off of property, plant and equipment, net, due to the integration of Warner Chilcott of $5.8 million.

Metronidazole 1.3% Vaginal Gel

On March 25, 2014 we completed the Metrogel Acquisition for acquisition accounting consideration of approximately $62.3 million, which includes the fair value contingent consideration of $50.3 million and upfront and milestone payments of $12.0 million, of which $9.0 million was incurred in the year ended December 31, 2014. In the quarter ended December 31, 2014, the Company evaluated future projections of the product. As a result of this review, the Company noted the intangible asset was not fully recoverable. As such, the Company impaired the asset by $25.0 million. At the same time, the Company reversed contingent consideration (through cost of sales) of $21.0 million, for a net loss of $4.0 million.

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

As a result of the transactions, the Company recognized income / (loss) on the net assets held for sale of $3.4 million and $(34.3) million in the years ended December 31, 2014 and 2013, respectively. In addition, the Company recognized a loss on the disposal of the assets in the year ended December 31, 2014 of $20.9 million and deferred revenue of $10.1 million to be recognized over the course of the supply agreement.

Amendment to Sanofi Collaboration Agreement

On October 28, 2013, WCCL and Sanofi entered into the Sanofi Amendment. Pursuant to the Amendment, the parties amended the Collaboration Agreement with respect to Actonel® and Atelvia® in the Exclusive Territory to provide that, in exchange for the payment of a lump sum of $125.0 million by WCCL to Sanofi in the year ended December 31, 2013, WCCL’s obligations with respect to the global reimbursement payment, which represented a percentage of Actavis’ net sales as defined, as it related to the Exclusive Territory for the year ended December 31, 2014, shall be satisfied in full. The Sanofi Amendment did not and does not apply to or affect the parties’ respective rights and obligations under the Collaboration Agreement with respect to (i) the remainder of 2013 or (ii) territories outside the Exclusive Territory. The $125.0 million was recorded as an intangible asset during the year ended December 31, 2013, which was amortized over the course of the year ended December 31, 2014 using the economic benefit model.

In accordance with the terms of the Collaboration Agreement, the Company regained world-wide rights to promote Actonel® and Atelvia® in all territories on January 1, 2015.

Acquisition of Warner Chilcott

On October 1, 2013, we completed the Warner Chilcott Acquisition for a transaction value, including the assumption of debt, of $9.2 billion. Warner Chilcott was a leading specialty pharmaceutical company focused on women’s healthcare, gastroenterology, urology, and dermatology segments of the branded pharmaceuticals market, primarily in North America. The Warner Chilcott Acquisition expanded our presence in the specialty brands business. Warner Chilcott’s financial statements included in this report do not include the financial results of Warner Chilcott for any of the periods or at any of the dates presented prior to October 1, 2013. For additional information, refer to “NOTE 5 — Business Development” in the accompanying “Notes to Consolidated Financial Statements” in this document.

In order to obtain regulatory clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“Hart-Scott-Rodino”), in connection with the Warner Chilcott Acquisition, we were required to divest certain assets. On October 1, 2013, four generic pharmaceutical products were sold to Amneal Pharmaceuticals for consideration of $10.0 million, subject to certain refunds of purchase price provisions, which resulted in a de minimis impact to the consolidated statement of operations. The divested products consisted of both commercial and development stage products in both oral contraception and osteoporosis treatment. Net sales of divested products included in our results of operations were $2.5 million and $4.6 million in the years ended December 31, 2013 and 2012, respectively.

Endo Pharmaceuticals Inc.

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

Medicines360

On June 10, 2013, we entered into an exclusive license agreement with Medicines360 to market, sell and distribute LNG20 in the U.S. and in Canada for a payment of approximately $52.3 million. According to the terms of the agreement, we are also required to pay Medicines360 certain regulatory and sales based milestone payments totaling up to nearly $125.0 million plus royalties. Medicines360 retained the rights to market the product in the U.S. public sector, including family planning clinics that provide services to low-income women. LNG20, originally developed by Uteron Pharma Operations SPRL in Belgium (now a subsidiary of the Company), is designed to deliver 20 mcg of levonorgestrel per day for the indication of long-term contraception. We accounted for the acquisition as a business combination requiring that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

Acquisition of Uteron Pharma, S.A

On January 23, 2013, we completed the Uteron Acquisition. The acquisition expanded our specialty brand pipeline of Women’s Health products, including two the potential near term commercial opportunities in contraception and infertility, and one oral contraceptive project. Several additional products in earlier stages of development were also included in the acquisition.

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

2012 Significant Business Developments

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

In order to obtain regulatory clearance under Hart-Scott-Rodino, in connection with the Actavis Group Acquisition, we were required to divest certain assets. On October 31, 2012, a total of 22 generic pharmaceutical products owned by either Actavis Group or Watson were sold to Par Pharmaceuticals Companies, Inc. and Sandoz, Inc., which resulted in a gain of $24.0 million in the year ended December 31, 2012. The divested products consisted of both commercial and development stage products in a number of therapeutic categories where the two companies owned overlapping products. Watson’s net sales of divested products were $18.5 million for the year ended December 31, 2012. Actavis Group’s net sales of divested products were $60.8 million for the year ended December 31, 2012. The sale of the Actavis Group divested products did not have an impact on our net revenues as these amounts were not included in the results of operations of the Company for the period. For the year ended December 31, 2012, no one product accounted for more than one percent of our consolidated net revenues.

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

Sale of Moksha8 Ownership

On October 22, 2012, we entered into the Moksha8 Sale. Simultaneously, we expanded our ongoing sales and marketing collaboration with Moksha8 by granting a license to Moksha8 for five new branded generic products to be developed for the Brazilian and Mexican markets in exchange for defined milestones and sales royalties. We retained generic marketing rights in each market for all products licensed to Moksha8. As a result of the sale, we recorded a gain of $28.8 million in other income (expense) in the year ended December 31, 2012. During the year ended December 31, 2013, we terminated the agreement with Moksha8, resulting in a loss of $4.0 million. As part of the Forest Acquisition, the Company acquired Forest’s agreement with Moksha8. Refer to “Note 6 — Collaborations” in the accompanying “Notes to the Consolidated Financial Statements” for more information.

2014 Financial Data

Among the significant consolidated financial data for 2014 were the following ($ in millions, except per share data):

	Years Ended December 31,
	2014	2013	Change	%
Net revenues	$13,062.3	$8,677.6	$4,384.7	50.5%
Operating (loss)	(1,267.7)	(423.2)	(844.5)	199.6%
Net (loss) attributable to ordinary shareholders	(1,630.5)	(750.4)	(880.1)	117.3%
Net (loss) per diluted share	$(7.42)	$(5.27)	$(2.15)	40.8%

Segments

The Company operated and managed its business as of December 31, 2014 as three distinct operating segments: North American Brands, North American Generics and International and Anda Distribution. The North American Brands segment includes patent-protected and off-patent products that the Company sells and markets as brand pharmaceutical products within North America. The North American Generics and International segment includes certain trademarked off-patent products that the Company sells and markets as off-patent pharmaceutical products that are therapeutically equivalent to proprietary products within North America. Also included in this segment are international revenues, which include patent-protected and off-patent products that the Company sells and markets as brand pharmaceutical products, certain trademarked off-patent products that the Company sells and markets as off-patent pharmaceutical products that are therapeutically equivalent to proprietary products, over the counter products and revenues from our third party Medis business. The Anda Distribution segment distributes generic and brand pharmaceutical products manufactured by third parties, as well as by the Company, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. The Anda Distribution segment operating results exclude sales of products developed, acquired, or licensed by the North American Brands and North American Generics and International segments.

The Company evaluates segment performance based on segment contribution. Segment contribution for North American Brands, North American Generics and International, and Anda Distribution represents segment net revenues less cost of sales (excluding amortization and impairment of acquired intangibles including product rights), selling and marketing expenses and general and administrative expenses. The Company does not report total assets, capital expenditures, R&D expenses, amortization, goodwill impairments, in-process research and development impairments, loss on assets held for sale and asset sales, impairments and contingent consideration adjustment, net by segment as not all such information has been accounted for at the segment level, nor has such information been used by all segments.

YEAR ENDED DECEMBER 31, 2014 COMPARED TO 2013

Results of operations, including segment net revenues, segment operating expenses and segment contribution information for our North American Brands, North American Generics and International and Anda Distribution segments consisted of the following ($ in millions):

	Year Ended December 31, 2014
	North American Brands	North American Generics and International	Anda Distribution	Total
Product sales	$4,568.0	$6,632.7	$1,683.7	$12,884.4
Other revenue	63.4	114.5	—	177.9

Net revenues	4,631.4	6,747.2	1,683.7	13,062.3
Operating expenses:
Cost of sales(1)	1,649.0	3,198.6	1,456.2	6,303.8
Selling and marketing	1,057.5	679.9	112.6	1,850.0
General and administrative	997.4	709.4	36.4	1,743.2

Contribution	$927.5	$2,159.3	$78.5	$3,165.3

Contribution margin	20.0%	32.0%	4.7%	24.2%
Research and Development				1,085.9
Amortization				2,597.5
Goodwill impairments				17.3
In-process research and development impairments				424.3
Loss on asset held for sale				190.8
Asset sales, impairments and contingent consideration adjustment, net				117.2

Operating (loss)				$(1,267.7)

Operating margin				(9.7)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

	Year Ended December 31, 2013
	North American Brands	North American Generics and International	Anda Distribution	Total
Product sales	$995.0	$6,299.9	$1,196.9	$8,491.8
Other revenue	67.5	118.3	—	185.8

Net revenues	1,062.5	6,418.2	1,196.9	8,677.6
Operating expenses:
Cost of sales(1)	343.6	3,322.6	1,024.5	4,690.7
Selling and marketing	264.8	663.4	92.1	1,020.3
General and administrative	237.9	756.9	32.7	1,027.5

Contribution	$216.2	$1,675.3	$47.6	$1,939.1

Contribution margin	20.3%	26.1%	4.0%	22.3%
Research and Development				616.9
Amortization				842.7
Goodwill impairments				647.5
In-process research and development impairments				4.9
Loss on asset held for sale				42.7
Asset sales, impairments and contingent consideration adjustment, net				207.6

Operating (loss)				$(423.2)

Operating margin				(4.9)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

North American Brands Segment

The following table presents net contribution for the North American Brands segment for the years ended December 31, 2014 and 2013 ($ in millions):

	Years Ended December 31,		Change
	2014	2013	Dollars	%
Product sales	$4,568.0	$995.0	$3,573.0	359.1%
Other revenue	63.4	67.5	(4.1)	(6.1)%

Net revenues	4,631.4	1,062.5	3,568.9	335.9%
Operating expenses:
Cost of sales(1)	1,649.0	343.6	1,305.4	379.9%
Selling and marketing	1,057.5	264.8	792.7	299.4%
General and administrative	997.4	237.9	759.5	319.3%

Segment contribution	$927.5	$216.2	$711.3	329.0%

Segment margin	20.0%	20.3%		(0.3)%

(1)	Cost of sales excludes amortization and impairment of acquired intangibles including product rights.

Net Revenues

The following table presents net revenues for the reporting units in the North American Brands segment for the years ended December 31, 2014 and 2013 ($ in millions):

	Year Ended December 31,		Change
	2014	2013	Dollars	%
North American Brands
CNS
Namenda Franchise	$899.3	$—	$899.3	100.0%
Viibyrd® / Fetzima ®	140.3	—	140.3	100.0%
Saphris ®	69.9	—	69.9	100.0%
Other CNS	49.4	—	49.4	100.0%

Total CNS	1,158.9	—	1,158.9	100.0%
Gastroenterology
Delzicol®/Asacol ® HD	564.0	150.2	413.8	275.5%
Linzess®/Costella ™	174.4	—	174.4	100.0%
Carafate ® / Sulcrate ®	92.2	—	92.2	100.0%
Canasa ® / Salofalk ®	86.6	—	86.6	100.0%
Zenpep ®, Ultrase ® & Viokace ®	71.9	—	71.9	100.0%
Other Gastroenterology	17.5	—	17.5	100.0%

Total Gastroenterology	1,006.6	150.2	856.4	570.2%
Women’s Health
Lo Loestrin® Fe	277.1	63.3	213.8	337.8%
Minastrin® 24 Fe	217.9	55.7	162.2	291.2%
Estrace® Cream	258.2	60.7	197.5	325.4%
Other Women’s Health	199.0	113.1	85.9	76.0%

Total Women’s Health	952.2	292.8	659.4	225.2%
Cardiovascular, Respiratory & Acute Care
Bystolic®	292.6	—	292.6	100.0%
Daliresp ®	61.7	—	61.7	100.0%
Tudorza ®	58.6	—	58.6	100.0%

Total Cardiovascular, Respiratory & Acute Care	412.9	—	412.9	100.0%
Urology	289.2	258.6	30.6	11.8%
Infectious Disease	56.2	—	56.2	100.0%
Dermatology/Established Brands	755.4	360.9	394.5	109.3%

Total North American Brands	$4,631.4	$1,062.5	$3,568.9	335.9%

North American Brands revenues are classified based on the current mix of promoted products within the respective categories. Movement of products between categories may occur from time to time based on changes in promotional activities.

Net revenues in our North American Brands segment include product sales and other revenue derived from branded products. Our North American Brands segment product line includes a variety of products and dosage forms. In October 2013, as a result of the Warner Chilcott Acquisition, we began promoting a number of products, including, but not limited to, Asacol ® HD, Delzicol ®, Estrace ® Cream, Lo Loestrin ® Fe and Minastrin ® 24 Fe. In July 2014, as a result of the Forest Acquisition, the Company also began recognizing revenues on key North American brands, including, but not limited to, Bystolic ®, Canasa®, Carafate®, Daliresp ®, Fetzima ®, Linzess ®, Namenda ®, Namenda XR ®, Saphris®, Teflaro ® and Viibryd ®.

The increase in revenues is primarily due to the results of the Forest Acquisition of $2,249.8 million, which did not account for any sales in the year ended December 31, 2013, and the results of Warner Chilcott Acquisition, which had $1,774.9 million of sales in the year ended December 31, 2014, compared to $480.7 million in sales in the year ended December 31, 2013.

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

The increase in cost of sales was due to higher product sales driving the corresponding cost of sales, primarily as a result of the Forest Acquisition ($1,141.7 million), including the impact of selling through a portion of the inventory associated with the fair value step-up of the July 1, 2014 Forest inventory acquired of $652.8 million. Also impacting cost of sales is the period-over-period impact of the October 1, 2013 Warner Chilcott Acquisition of $176.4 million, including the increase in the amount sold for the fair value step-up portion of the inventory acquired of $221.5 million and $152.1 million for the years ended December 31, 2014 versus 2013, respectively.

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel-related costs, product promotion costs, distribution costs, professional service costs, insurance, depreciation and travel costs.

The increase in selling and marketing expenses was primarily due to higher selling and marketing costs associated with the Forest Acquisition of $562.7 million, including expenses associated with stock-based compensation (which includes the fair value adjustment of the awards as part of acquisition accounting) for awards issued to acquired Forest employees of $58.7 million as well as integration and restructuring costs associated with the Forest Acquisition of $49.1 million. Also impacting the increase in selling and marketing expenses is the period-over-period impact of the Warner Chilcott Acquisition of $146.2 million, as well as a charge of $105.0 million to account for an additional year of the non-tax deductible Branded Prescription Drug Fee in accordance with final regulations issued in the third quarter of 2014 by the Internal Revenue Service, offset, in part, by decreased spending as a result of restructuring activities related to the Actavis Group during the year ended December 31, 2013.

General and Administrative Expenses

General and administrative expenses consist mainly of personnel-related costs, facilities costs, transaction costs, insurance, depreciation, litigation and settlement costs and professional services costs which are general in nature.

The increase in general and administrative expenses was due in part to increased operating costs related to the expansion of the Company’s size, including costs incurred by Forest for ongoing operating expenses of $149.6 million as well as acquisition related expenses, which includes stock-based compensation charges (including the fair value adjustment of the awards as part of acquisition accounting) of $152.6 million, severance related charges of $56.8 million and other integration and financing costs of $94.2 million. Also impacting general and administrative expenses is the period-over-period impact of the Warner Chilcott Acquisition which resulted in increased costs of $118.7 million as well as an increase in legal settlements and reserves.

North American Generics and International Segment

The following table presents net contribution for the North American Generics and International segment for the years ended December, 2014 and 2013 ($ in millions):

	December 31,		Change
	2014	2013	Dollars	%
Product sales	$6,632.7	$6,299.9	$332.8	5.3%
Other revenue	114.5	118.3	(3.8)	(3.2)%

Net revenues	6,747.2	6,418.2	329.0	5.1%
Operating expenses:
Cost of sales(1)	3,198.6	3,322.6	(124.0)	(3.7)%
Selling and marketing	679.9	663.4	16.5	2.5%
General and administrative	709.4	756.9	(47.5)	(6.3)%

Segment contribution	$2,159.3	$1,675.3	$484.0	28.9%

Segment margin	32.0%	26.1%		5.9%

(1)	Cost of sales excludes amortization and impairment of acquired intangibles including product rights.

Net revenues in our North American Generics and International segment consisted of the following ($ in millions):

	Years Ended December 31,		Change
	2014	2013	Dollars	%
North American Generics	$4,173.6	$3,915.7	$257.9	6.6%
International	2,573.6	2,502.5	71.1	2.8%

Net revenues	$6,747.2	$6,418.2	$329.0	5.1%

The North American Generics and International segment includes certain trademarked off-patent products that the Company sells and markets as off-patent pharmaceutical products that are therapeutically equivalent to proprietary products within North America. Also included in this segment are international revenues which include patent-protected and off-patent products that the Company sells and markets as brand pharmaceutical products, certain trademarked off-patent products that the Company sells and markets as off-patent pharmaceutical products that are therapeutically equivalent to proprietary products, over the counter products and revenues from our third party Medis business. Our North American Generics and International segment product line includes a variety of products and dosage forms. Indications for this line include, but are not limited to, pregnancy prevention, pain management, depression, hypertension, attention-deficit/hyperactivity disorder and smoking cessation. Dosage forms include oral solids, semi-solids, liquids, gels, transdermals, injectables, inhalation and oral transmucosals. Our generic products are the therapeutic equivalent to their brand name counterparts and are generally sold at prices significantly less than the branded product. As such, generic products provide an effective and cost-efficient alternative to brand products. When patents or other regulatory exclusivity no longer protect a branded product, or if we are successful in developing a bioequivalent, non-infringing version of a branded product, opportunities exist to introduce off-patent or generic counterparts to the branded product. Additionally, we distribute Authorized Generics to the extent such arrangements are complementary to our core business. Our portfolio of generic products includes products we have internally developed, products we have licensed from third parties and products we distribute for third parties.

Within North American Generics, revenue by product moves based on the timing of launches, including an exclusivity period in certain circumstances, and the amount of generic competition in the market. An increase in competition can decrease both volume and the price received for each product. The increase in North American Generics revenues was primarily the result of changes in product mix including new product launches and competition on existing products.

The increase in international revenues is primarily due to the results of the Forest Acquisition of $123.1 million, which had no sales in the year ended December 31, 2013, and Warner Chilcott Acquisition, which had $181.4 million of sales in the year ended December 31, 2014, compared to $64.7 million in sales in the year ended December 31, 2013. In addition to the impact of the acquisitions, the Company had growth across a number of the international markets, offset, in part by the period-over-period decrease in revenues associated with the divested Western European assets of $237.3 million.

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

The decrease in cost of sales is due to cost savings resulting from our global supply chain initiatives and divestitures in Western Europe which had a period-over-period reduction of $133.3 million. Offsetting these measures, in part, was an increase in cost of sales due to the Forest Acquisition of $152.2 million, including the impact of selling through a portion of the inventory associated with the fair value step-up of the July 1, 2014 Forest inventory acquired of $98.2 million. Also contributing to the movement is an increase in expenses resulting from the Warner Chilcott Acquisition of $21.8 million.

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel-related costs, product promotion costs, distribution costs, professional service costs, insurance, depreciation and travel costs. The increase in selling and marketing expenses was primarily due to costs incurred in connection with the acquired Forest business of $33.9 million, the period-over-period impact of the acquired Warner Chilcott business of $15.8 million, as well as a charge of $10.8 million to account for an additional year of the non-tax deductible Branded Prescription Drug Fee in accordance with final regulations issued in the third quarter by the Internal Revenue Service, offset, in part, by savings due to the restructuring of the legacy Actavis business as well as the sale of our Western European assets.

General and Administrative Expenses

General and administrative expenses consist mainly of personnel-related costs, facilities costs, transaction costs, insurance, depreciation, litigation and settlement costs and professional services costs, which are general in nature. The decrease in general and administrative expenses was primarily due the restructuring of the legacy Actavis Group and the disposal of our Western European assets, offset, in part, by costs incurred in connection with the acquired Forest business of $41.7 million.

Anda Distribution Segment

The following table presents net contribution for the Anda Distribution segment for the years ended December 31, 2014 and 2013 ($ in millions):

	Year Ended December 31,		Change
	2014	2013	Dollars	%
Net revenues	$1,683.7	$1,196.9	$486.8	40.7%
Operating expenses:
Cost of sales	1,456.2	1,024.5	431.7	42.1%
Selling and marketing	112.6	92.1	20.5	22.3%
General and administrative	36.4	32.7	3.7	11.3%

Segment contribution	$78.5	$47.6	$30.9	64.9%

Segment margin	4.7%	4.0%		0.7%

Net Revenues

Our Anda Distribution segment distributes generic and brand pharmaceutical products manufactured by third parties, as well as by Actavis, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. Sales are principally generated through our national accounts relationships, an in-house telemarketing staff and through internally developed ordering systems. The Anda Distribution segment operating results exclude sales by Anda of products developed, acquired, or licensed by North American Brands and North American Generics and International segments.

The increase in net revenues was primarily due to an increase in U.S. base product sales due to volume and price increases ($421.0 million) and an increase in third-party launches ($65.8 million).

Cost of Sales

Cost of sales includes third-party acquisition costs, profit-sharing or royalty payments for products sold pursuant to licensing agreements and inventory reserve charges, where applicable. Cost of sales does not include amortization or impairment costs for other acquired intangibles.

The increase in cost of sales within our Anda Distribution segment was due to higher product sales. Cost of sales as a percentage of revenue increased to 86.5% compared to 85.6% in the prior year period primarily due to product and customer mix.

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

Research and Development Expenses

	Years Ended December 31,		Change
($ in millions)	2014	2013	Dollars	%
R&D	$1,085.9	$616.9	$469.0	76.0%
as % of net revenues	8.3%	7.1%

R&D expenses consist predominantly of personnel-related costs, API costs, contract research, biostudy, clinical and facilities costs associated with development of our products to support our North American Brands and North American Generics and International segment.

The increase in R&D expenses was primarily due to higher costs associated with ongoing operating expenses for the acquired Forest business of $214.0 million, Forest related stock-based compensation charges (which includes the fair value adjustment of the awards as part of acquisition accounting) of $66.7 million, acquisition accounting stock-based compensation charges associated with the Furiex Acquisition of $7.4 million, severance charges associated with the Forest Acquisition of $24.5 million, an expense relating to the option to acquire Rhythm of $40.0 million and the increase in operating costs associated with the acquired Warner Chilcott business of $52.3 million, offset, in part, by $67.9 million of income relating to the reduction of acquisition related contingent consideration liabilities, net of accretion expense, including $24.3 million associated with the write-off of contingent consideration associated with Estelle and Colvir and $16.0 million associated with the write-off of Aeroquin. Also contributing to the increased R&D expenses was an increase in generic spending of $49.8 million due to timing of studies and in part to the expansion of our facilities.

Amortization

	Years Ended December 31,		Change
($ in millions)	2014	2013	Dollars	%
Amortization	$2,597.5	$842.7	$1,754.8	208.2%
as % of net revenues	19.9%	9.7%

Amortization for the year ended December 31, 2014 increased as compared to the prior year period primarily as a result of increased amortization of identifiable assets acquired in the Warner Chilcott Acquisition of $830.7 million and the Forest Acquisition of $961.1 million.

Goodwill Impairments

	Years Ended December 31,		Change
($ in millions)	2014	2013	Dollars	%
Goodwill impairment	$17.3	$647.5	$(630.2)	(97.3)%

In the year ended December 31, 2014, as part of the Pharmatech Transaction, the Company recognized a goodwill impairment of $17.3 million. In the year ended December 31, 2013, we recorded an impairment charge related to the goodwill in the then current Actavis Pharma — Europe reporting unit ($647.5 million).

In-process research and development impairments

	Years Ended December 31,		Change
($ in millions)	2014	2013	Dollars	%
In-process research and development impairment	$424.3	$4.9	$419.4	n.m.

In-process research and development impairments for the year ended December 31, 2014 primarily include an impairment charge of $165.0 million related to the abandonment of certain R&D projects, an impairment charge of $193.0 million related to acquired IPR&D due to the FDA communications relating to Actavis’ NDA for the fixed-dose combination of nebivolol and valsartan for the treatment of hypertension, the abandonment of a select dermatology project of $32.0 million, the impairment of IPR&D relating to Aeroquin of $18.0 million and impairments related to the Estelle and Colvir assets acquired in the Uteron Acquisition of $15.1 million. In process research and development impairments for the year ended December 31, 2013 include an impairment IPR&D intangibles in connection with the Arrow Group (acquired on December 2, 2009, in exchange for cash consideration of $1.05 billion, approximately 16.9 million shares of the Company’s restricted Ordinary Shares and 200,000 shares of the Company’s mandatorily redeemable preferred stock and certain contingent consideration (the “Arrow Group Acquisition”)) of $4.4 million.

Loss on Assets Held for Sale and Asset Sales, Other Impairments and Contingent Considerations, net

	Years Ended December 31,		Change
($ in millions)	2014	2013	Dollars	%
Loss on assets held for sale	$190.8	$42.7	$148.1	346.8%
Asset sales, other impairments and contingent considerations, net	$117.2	$207.6	$(90.4)	(43.5)%

Loss on assets held for sale in the year-ended December 31, 2014 includes $172.6 million as a result of the Pharmatech Transaction, the loss on the Corona manufacturing facilities held for sale of $14.2 million and miscellaneous charges for acquired Forest assets held for sale. Loss on assets held for sale in the year-ended December 31, 2014 also includes the Company’s sale of the North American Generic and International’s then current infrastructure in France, Italy, Spain, Portugal, Belgium, Germany and the Netherlands, including products, marketing authorizations and dossier license rights as well as the Company’s announced Foshan Sale.

Asset sales, impairments and contingent consideration adjustment, net for the year ended December 31, 2014 primarily included an impairment charge related to Doryx® of $89.0 million. The impairment was caused by a shortening of the products life cycle for which to recover the value of the asset. Also included in asset sales, impairments and contingent consideration, net in the year ended December 31, 2014 is the impairment of an international facility of $9.8 million, PP&E write-offs for properties disposed of in connection with the Forest Acquisition of $7.8 million as well as miscellaneous other activity.

Asset sales, impairments and contingent consideration adjustment, net for the year ended December 31, 2013 included a charge associated with the issuance of an additional 1.65 million Ordinary Shares in connection with the Actavis Group Acquisition ($150.3 million), an impairment charge related to a facility in Greece ($19.4 million), an impairment of fixed assets in Serbia ($24.2 million), an impairment of a product right intangible asset in connection with the Specifar acquisition ($13.9 million), the impairment of the Gabapentin asset acquired as part of the Actavis Group Acquisition ($10.8 million), a loss on the termination of the agreement with Moksha8 ($4.0 million) and the impairment of the Curosurf assets ($2.5 million), offset, in part, by gains related to the sale of our Russian subsidiary ($11.7 million), a manufacturing facility in India ($4.5 million), and other miscellaneous gains. The impairment charges recognized were due to various factors impacting future value to be realized by such assets.

Interest Income

	Years Ended December 31,		Change
($ in millions)	2014	2013	Dollars	%
Interest income	$8.9	$4.8	$4.1	85.4%

Interest income represents interest earned on cash and cash equivalents held during the respective periods.

Interest Expense

	Year Ended December 31,		Change
($ in millions)	2014	2013	Dollars	%
Interest expense — 2009 Senior Notes	$25.2	$45.7	$(20.5)	(44.9)%
Interest expense — 2012 Senior Notes	130.4	128.3	2.1	1.7%
Interest expense — 2014 New Notes	76.0	—	76.0	100.0%
Interest expense — WC Notes	42.0	18.8	23.2	123.3%
Interest expense — Forest Notes	50.8	—	50.8	100.0%
Interest expense — Term Loans	75.4	38.4	37.0	96.3%
Interest expense — Revolving Credit Facility	3.5	2.7	0.8	29.6%
Interest expense — Other	8.5	5.9	2.6	44.2%

Interest expense	$411.8	$239.8	$172.0	71.7%

Interest expense increased for the year ended December 31, 2014 over the prior year primarily due to the indebtedness under Actavis Funding SCS, a limited partnership (societe en commandite simple), organized under the laws of the Grand Duchy of Luxembourg, an indirect subsidiary of Actavis plc, issuance of $500.0 million 1.300% notes due 2017, $500.0 million 2.450% notes due 2019, $1,200.0 million 3.850% notes due 2024 and $1,500.0 million 4.850% notes due 2044 (the “2014 New Notes”), the $2.0 billion of term-loan borrowings incurred as part of the Forest Acquisition financing, and the $3.0 billion of notes acquired in connection with the Forest Acquisition, as well as the Company’s, Warner Chilcott Company, LLC’s and Warner Chilcott Finance LLC’s 7.75% senior notes due 2018 (the “WC Notes”) and the Warner Chilcott Corporation’s, WC Luxco S.à r.l.’s, Warner Chilcott Company, LLC ‘s, as borrowers, and Warner Chilcott Finance LLC’s, as a subsidiary guarantor, Warner Chilcott Term Loan Credit and Guaranty Agreement (the “WC Term Loan Agreement”) dated August 1, 2013 incurred in connection with the Warner Chilcott Acquisition.

Other Income (expense)

	Years Ended December 31,		Change
($ in millions)	2014	2013	Dollars	%
Extinguishment of debt (gain/(loss))	$29.9	$(18.5)	$48.4	(261.6)%
(Loss) / gain on sale of assets	(16.6)	6.6	(23.2)	(351.5)%
Bridge loan expenses	(73.6)	—	(73.6)	(100.0)%
Other	18.8	31.7	(12.9)	(40.7)%

Other income (expense)	$(41.5)	$19.8	$(61.3)	(309.6)%

Extinguishment of Debt

On July 21, 2014, the Company redeemed the WC Notes for $1,311.8 million, which included a make-whole premium of $61.8 million and the principal amount of the WC Notes of $1,250.0 million. As a result of the transaction, the Company recognized a gain of $29.9 million, which includes the write-off of the then outstanding unamortized premium.

As a result of the extinguishment of our $450.0 million 5.000% senior notes due 2014 (refer to “Note 16 — Long Term Debt and Leases”), the Company recorded a loss of $17.1 million in the year ended December 31, 2013. In addition, the Company incurred a $1.4 million non-cash write-off of deferred loan costs in connection with the optional prepayment of term loan indebtedness.

(Loss) / gain on Sale of Assets

During the year ended December 31, 2014, we sold our minority interest in Columbia Laboratories Inc. for $8.5 million. As a result, we recognized a gain on the sale of $4.3 million. The year ended December 31, 2014 also includes the loss on the disposal of our Western European operations divested in the second quarter of 2014 of $20.9 million.

On November 27, 2013, the Company sold its Changzhou Watson Pharmaceuticals Co., Ltd (“Changzhou”) business to Great Harmony Enterprises Limited, a Hong Kong Company. As a result of the sale, we recorded a gain of $2.3 million in other income (expense) in the year ended December 31, 2013. The Company sold select rights to Taro Pharmaceuticals North America, Inc. for a gain of $4.3 million in the year ended December 31, 2013.

Bridge Loan Expenses

In connection with the Pending Allergan Acquisition, the Company secured bridge loan financing of up to $36.4 billion and incurred commitment fees for the bridge loan and term loan of $162.8 million. During the year ended December 31, 2014, the Company recognized an expense of $47.8 million associated with these fees. In connection with the Forest Merger Agreement, we secured a bridge loan commitment of up to $7.0 billion and incurred associated commitment costs of $25.8 million, which have been expensed in full.

Provision for Income Taxes

	Years Ended December 31,		Change
($ in millions)	2014	2013	Dollars	%
(Benefit)/Provision for income taxes	$(81.9)	$112.7	$(194.6)	(172.7)%
	4.8%	(17.7)%

The Company’s effective tax rate for the twelve months ended December 31, 2014 was 4.8% compared to (17.7)% for the twelve months ended December 31, 2013. The effective tax rate for the twelve months ended December 31, 2014 was impacted by one-time non-deductible pre-tax expenses for the 2015 Branded Prescription Drug Fee of $179.2 million and penalties of $99.9 million, a benefit related to the extension of the U.S. research and development credit of $39.4 million, losses in certain jurisdictions for which no tax benefit is provided, and the amortization of intangibles and the step-up in inventory tax benefited at a lower rate than the Irish statutory rate. The effective tax rate for the twelve months ended December 31, 2013 was impacted by certain one-time non-deductible pre-tax expenses including a goodwill impairment charge of $647.5 million and a charge for consideration due to the former Actavis stakeholders of $150.3 million. This was partially offset by non-taxable pre-tax income of $15.0 million related to the Arrow Acquisition.

YEAR ENDED DECEMBER 31, 2013 COMPARED TO 2012

Results of operations, including segment net revenues, segment operating expenses and segment contribution information for our North American Brands, North American Generics and International and Anda Distribution segments consisted of the following for the year ended December 31, 2013 ($ in millions):

	Year Ended December 31, 2013
	North America Brands	North America Generics and International	Anda Distribution	Total
Product sales	$995.0	$6,299.9	$1,196.9	$8,491.8
Other revenue	67.5	118.3	—	185.8

Net revenues	1,062.5	6,418.2	1,196.9	8,677.6
Operating expenses:
Cost of sales(1)	343.6	3,322.6	1,024.5	4,690.7
Selling and marketing	264.8	663.4	92.1	1,020.3
General and administrative	237.9	756.9	32.7	1,027.5

Contribution	$216.2	$1,675.3	$47.6	$1,939.1

Contribution margin	20.3%	26.1%	4.0%	22.3%
Research and Development				616.9
Amortization				842.7
Goodwill impairments				647.5
In-process research and development impairments				4.9
Loss on asset held for sale				42.7
Asset sales, impairments and contingent consideration adjustment, net				207.6

Operating (loss)				$(423.2)

Operating margin				(4.9)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

Results of operations, including segment net revenues, segment operating expenses and segment contribution information for our North American Brands, North American Generics and International and Anda Distribution segments consisted of the following for the year ended December 31, 2012 ($ in millions):

	Year Ended December 31, 2012
	North American Brands	North American Generics and International	Anda Distribution	Total
Product sales	$407.8	$4,389.0	$986.4	$5,783.2
Other revenue	70.4	61.3	—	131.7

Net revenues	478.2	4,450.3	986.4	5,914.9
Operating expenses:
Cost of sales(1)	116.2	2,431.5	846.6	3,394.3
Selling and marketing	175.3	297.6	73.6	546.5
General and administrative	27.5	559.9	37.9	625.3

Contribution	$159.2	$1,161.3	$28.3	$1,348.8

Contribution margin	33.3%	26.1%	2.9%	22.8%
Research and Development				402.5
Amortization				481.1
Goodwill impairments				—
In-process research and development impairments				101.0
Loss on asset held for sale				—
Asset sales, impairments and contingent consideration adjustment, net				48.5

Operating income				$315.7

Operating margin				5.3%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

North American Brands

The following table presents net contribution for the North American Brands segment for the years ended December 31, 2013 and 2012 ($ in millions):

	Years Ended December 31,		Change
	2013	2012	Dollars	%
Product sales	$995.0	$407.8	$587.2	144.0%
Other revenue	67.5	70.4	(2.9)	(4.1)%

Net revenues	1,062.5	478.2	584.3	122.2%
Operating expenses:
Cost of sales(1)	343.6	116.2	227.4	195.7%
Selling and marketing	264.8	175.3	89.5	51.1%
General and administrative	237.9	27.5	210.4	765.1%

Segment contribution	$216.2	$159.2	$57.0	35.8%

Segment margin	20.3%	33.3%		(13.0)%

(1)	Cost of sales excludes amortization and impairment of acquired intangibles including product rights.

Net Revenues

The following table presents net revenues in the North American Brands segment for the years ended December 31, 2013 and 2012 ($ in millions):

	Years Ended December 31,		Change
	2013	2012	Dollars	%
North American Brands
Gastroenterology
Delzicol®/Asacol ® HD	$150.2	$—	$150.2	100.0%

Total Gastroenterology	150.2	—	150.2	100.0%
Women’s Health
Lo Loestrin® Fe	63.3	—	63.3	100.0%
Minastrin® 24 Fe	55.7	—	55.7	100.0%
Estrace® Cream	60.7	—	60.7	100.0%
Other Women’s Health	113.1	61.9	51.2	82.7%

Total Women’s Health	292.8	61.9	230.9	373.0%
Urology	258.6	217.7	40.9	18.8%
Dermatology/Established Brands	360.9	198.6	162.3	81.7%

Total North American Brands	$1,062.5	$478.2	$584.3	122.2%

Period-over-period movements include the impact and timing of acquisitions from the date the assets / businesses were acquired. The increase in net revenues is primarily due to the Warner Chilcott Acquisition, which contributed three months of sales in 2013 compared to no sales in the prior period ($480.7 million). Also contributing to the increase are higher U.S. unit sales related to the continued product sales growth from Rapaflo® and the continued product sales growth from Generess® Fe and sales of Kadian® acquired as part of the Actavis Group Acquisition ($73.1 million).

Cost of Sales

The increase in cost of sales was mainly due to the full year manufacturing expenses of products resulting from the Warner Chilcott Acquisition ($201.1 million), including the impact of selling through a portion of the fair value step-up of the October 1, 2013 Warner Chilcott inventory ($152.1 million). Also contributing to the increase were increased product volume primarily from Rapaflo®.

Selling and Marketing Expenses

The increase in selling and marketing expenses within our North American Brands segment was primarily due to costs associated with the Warner Chilcott Acquisition ($71.3 million) including co-promotion costs to Sanofi ($39.5 million).

General and Administrative Expenses

The increase in general and administrative expenses was due in part to higher legacy domestic costs including increased personnel, legal fees and other costs, costs incurred by Warner Chilcott for restructuring charges of $124.7 million including stock-based compensation ($45.4 million), costs incurred in order to complete to the Warner Chilcott Acquisition of $45.6 million and higher stock-based compensation and related employer payroll taxes resulting from the acceleration of directors’ and named executive officers unvested equity-based awards immediately prior to the Warner Chilcott Acquisition of $20.7 million.

North American Generics and International

The following table presents net contribution for the North American Generics and International segment for the years ended December 31, 2013 and 2012 ($ in millions):

	Years Ended December 31,		Change
	2013	2012	Dollars	%
Product sales	$6,299.9	$4,389.0	$1,910.9	43.5%
Other revenue	118.3	61.3	57.0	93.0%

Net revenues	6,418.2	4,450.3	1,967.9	44.2%
Operating expenses:
Cost of sales(1)	3,322.6	2,431.5	891.1	36.6%
Selling and marketing	663.4	297.6	365.8	122.9%
General and administrative	756.9	559.9	197.0	35.2%

Segment contribution	$1,675.3	$1,161.3	$514.0	44.3%

Segment margin	26.1%	26.1%		—%

(1)	Cost of sales excludes amortization and impairment of acquired intangibles including product rights.

Net Revenues

The following table presents net revenues for the reporting units in the North American Generics and International segment for the years ended December 31, 2013 and 2012 ($ in millions):

	Years Ended December 31,		Change
	2013	2012	Dollars	%
North American Generics	$3,915.7	$3,472.2	$443.5	12.8%
International	2,502.5	978.1	1,524.4	155.9%

Net Revenues	$6,418.2	$4,450.3	$1,967.9	44.2%

The increase in net revenues is primarily due to the full year net sales from the Actavis Group Acquisition of $2,799.5 million in the year ended December 31, 2013 versus $428.3 million in the year ended December 31, 2012 as well as the Warner Chilcott Acquisition, which contributed three months of sales in 2013 compared to no sales in the prior period ($64.7 million). Also contributing to the movement are higher U.S. unit sales related to new products including lidocaine topical patch 5% ($392.9 million) and mixed amphetamine (Adderall XR® CII) ($145.2 million); offset in part by lower net sales of certain U.S. products including the authorized generic version of Lipitor® (atorvastatin) ($403.6 million, of which $24.3 million is due to price and $379.3 million is due to volume) and declines in other international revenues.

Cost of Sales

The increase in cost of sales was mainly due to the full year manufacturing expenses of products resulting from the Actavis Group Acquisition of $1,508.6 million in the year ended December 31, 2013 versus $284.2 million in the year ended December 31, 2012 and higher product sales as a result of the Warner Chilcott Acquisition ($30.8 million), including the impact of selling through a portion of the fair value step-up of the October 1, 2013 Warner Chilcott inventory ($21.4 million). Also contributing to the increase were contingent consideration fair value adjustments associated with previous business combinations, new product launches including the September 2013 launch of a generic version of Lidoderm® (lidocaine topical patch 5%) ($120.5 million) and mixed ampethamine (Adderall XR® CII) ($36.1 million), offset, in part by a decrease in costs resulting from lower Lipitor® sales ($251.6 million) and other products sold.

Selling and Marketing Expenses

The increase in selling and marketing expenses within our North American Generics and International segment was primarily due to the full year effect of higher selling and marketing expenses incurred resulting from the Actavis Group Acquisition ($427.7 million) compared to only two months in 2012 ($74.0 million). In addition, as a result of the Warner Chilcott Acquisition, the Company incurred $9.9 million of selling and marketing costs in the year ended December 31, 2013.

General and Administrative Expenses

The increase in general and administrative expenses was due in part to the increase resulting from the costs relating to the Actavis Group Acquisition of $206.5 million versus the prior year period.

Anda Distribution Segment

The following table presents net contribution for the Anda Distribution segment for the years ended December 31, 2013 and 2012 ($ in millions):

	Years Ended December 31,		Change
	2013	2012	Dollars	%
Product sales	$1,196.9	$986.4	$210.5	21.3%
Other revenue	—	—	—	—

Net revenues	1,196.9	986.4	210.5	21.3%
Operating expenses:
Cost of sales(1)	1,024.5	846.6	177.9	21.0%
Selling and marketing	92.1	73.6	18.5	25.1%
General and administrative	32.7	37.9	(5.2)	(13.7)%

Contribution	$47.6	$28.3	$19.3	68.2%

Contribution margin	4.0%	2.9%		1.1%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

Net Revenues

The increase in revenues was primarily due to an increase in U.S. base product sales due to volume increases ($136.6 million) and an increase in third-party launches ($73.9 million).

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

General and Administrative Expenses

General and administrative expenses consist mainly of personnel-related costs, facilities costs, insurance, depreciation, litigation and settlement costs and professional services costs which are general in nature and were in line period-over-period.

Research and Development Expenses

	Years Ended December 31,		Change
($ in millions)	2013	2012	Dollars	%
R&D	$616.9	$402.5	$214.4	53.3%
as % of net revenues	7.1%	6.8%

The increase in R&D expenses was primarily due to the full year effect of higher costs associated with the Actavis Group Acquisition ($228.2 million), compared to only two months in 2012 ($41.8 million) and higher costs associated with the Warner Chilcott Acquisition ($33.1 million).

Amortization

	Years Ended December 31,		Change
($ in millions)	2013	2012	Dollars	%
Amortization	$842.7	$481.1	$361.6	75.2%
as % of net revenues	9.7%	8.1%

Amortization for the year ended December 31, 2013 increased as compared to the prior year period primarily as a result of amortization of identifiable assets acquired in the Warner Chilcott Acquisition ($244.1 million) and the increase due to the Actavis Group and other acquisitions.

Goodwill Impairments

	Years Ended December 31,		Change
($ in millions)	2013	2012	Dollars	%
Goodwill impairment	$647.5	$—	$647.5	100.0%

In the year ended December 31, 2013, we recorded an impairment charge related to the goodwill in the then current Actavis Pharma — Europe reporting unit ($647.5 million).

In-process research and development impairments

	Years Ended December 31,		Change
($ in millions)	2013	2012	Dollars	%
In-process research and development impairment	$4.9	$101.0	$(96.1)	(95.1)%

In the year ended December 31, 2013, we recorded an impairment of IPR&D intangibles in connection with the Arrow Group Acquisition of $4.4 million. In the year ended December 31, 2012, we recorded an impairment charge related to IPR&D intangible assets acquired in connection with the Specifar acquisition of $101.0 million relating to three products in development as a result of various factors occurring during the same period mainly related to delays in expected launch dates, competitive factors resulting in realization of lower pricing and incremental costs related to manufacturing efforts. These events led to revised estimates of the fair value of each IPR&D asset compared to the carrying values of $101.0 million.

Loss on Assets Held for Sale and Asset Sales, Other Impairments and Contingent Considerations, net

	Years Ended December 31,		Change
($ in millions)	2013	2012	Dollars	%
Loss on assets held for sale	$42.7	$—	$42.7	100.0%
Asset sales, other impairments and contingent considerations, net	$207.6	$48.5	$159.1	328.0%

Loss on assets held for sale relates to the Company’s announced intention in 2013 to sell North American Generic and International’s infrastructure in France, Italy, Spain, Portugal, Belgium, Germany and the Netherlands, including products, marketing authorizations and dossier license rights as well as the Company’s announced Foshan Sale.

Asset sales, other impairments and contingent considerations, net for the year ended December 31, 2013 included a charge associated with the issuance of an additional 1.65 million Ordinary Shares in connection with the Actavis Group Acquisition ($150.3 million), an impairment charge related to a facility in Greece ($19.4 million), an impairment of fixed assets in Serbia ($24.2 million), an impairment of a product right intangible asset in connection with the Specifar acquisition ($13.9 million), the impairment of the Gabapentin asset acquired as part of the Actavis Group Acquisition ($10.8 million), a loss on the termination of the agreement with Moksha8 ($4.0 million) and the impairment of the Curosurf assets ($2.5 million), offset, in part, by gains related to the sale of our Russian subsidiary ($11.7 million), a manufacturing facility in India ($4.5 million), and other miscellaneous gains. The impairment charges recognized were due to various factors impacting future value to be realized by such assets.

Asset sales, other impairments and contingent considerations, net for the year ended December 31, 2012 includes a non-cash impairment charge related to product rights intangible assets acquired in connection with the Specifar acquisition ($16.8 million), an impairment charge related to a manufacturing facility located in Greece ($40.3 million), an impairment related to the sale of a German subsidiary ($17.6 million) and an impairment related to API manufacturing assets in India ($1.6 million). Partially offsetting these charges was a fair value adjustment of the contingent obligation due to the Specifar selling shareholders based on esomeprazole gross profits ($27.5 million) and net gains on miscellaneous asset sales ($0.3 million). The impairment relating to the intangible assets acquired in connection with the Specifar acquisition was recorded during the fourth quarter of 2012 and related to esomeprazole product rights following the Company’s decision to discontinue selling the product as a result of products acquired in connection with the Actavis Group Acquisition ($16.8 million). The impairment for the Greece facility was due to a change in the intended use of the facility as a result of the Company’s decision during the third quarter of 2012 to discontinue further construction as a result of the planned acquisition of the Actavis Group.

Interest Income

	Years Ended December 31,		Change
($ in millions)	2013	2012	Dollars	%
Interest income	$4.8	$2.5	$2.3	92.0%

Interest income represents interest earned on cash and cash equivalents held during the respective periods.

Interest Expense

	Years Ended December 31,		Change
($ in millions)	2013	2012	Dollars	%
Interest expense — 2009 Senior Notes	$45.7	49.3	$(3.6)	(7.3)%
Interest expense — 2012 Senior Notes	128.3	32.8	95.5	291.2%
Interest expense — WC Notes	18.8	0	18.8	100.0%
Interest expense — Term Loans	38.4	5.9	32.5	550.8%
Interest expense — Revolving Credit Facility	2.7	4.5	(1.8)	(40.0)%
Interest expense — Manditorily Redemable Preferred
Stock accretion	—	16.8	(16.8)	(100.0)%
Interest expense — Other	5.9	2.3	3.6	156.5%

Total interest expense	$239.8	$111.6	$128.2	114.9%

Interest expense increased for the year ended December 31, 2013 over the prior year primarily due to the full year effect of interest expense on the 2012 Senior Notes and the ACT Term Loan Agreement (defined below) incurred in connection with the Actavis Group Acquisition, as well as the interest expense on the approximately $3.3 billion of term loan indebtedness assumed and subsequently refinanced and the WC Notes relating to the Warner Chilcott Acquisition.

Other Income (expense)

	Years Ended December 31,		Change
($ in millions)	2013	2012	Dollars	%
Gain on sale of assets	$6.6	$141.5	$(134.9)	(95.3)%
Loss on extinguishment of debt	(18.5)	—	(18.5)	(100.0)%
Loss on foreign exchange derivative	—	(70.4)	70.4	(100.0)%
Bridge loan expenses	—	(37.1)	37.1	(100.0)%
Other income	31.7	4.5	27.2	604.4%

Other income (expense)	$19.8	$38.5	$(18.7)	(48.6)%

Gain on Sale of Assets

On November 27, 2013, we sold our Changzhou business to Great Harmony Enterprises Limited, a Hong Kong Company, for a total consideration of $8.0 million. As a result of the sale, we recorded a gain of $2.3 million in the year ended December 31, 2013. As a result of the sale of select rights to Taro Pharmaceuticals North America, Inc., we recorded a gain of $4.3 in the year ended December 31, 2013.

As a result of the Rugby Sale and Moksha8 Sale we recorded a gain of $88.7 million and $28.8 million, respectively in the year ended December 31, 2012. In order to obtain regulatory clearance under Hart-Scott-Rodino, in connection with the Actavis Group Acquisition, we were required to divest certain assets. On October 31, 2012, a total of 22 generic pharmaceutical products owned by either Actavis Group or Watson were sold to Par Pharmaceuticals Companies, Inc. and Sandoz, Inc., which resulted in a gain of $24.0 million in the year ended December 31, 2012.

Loss on Extinguishment of Debt

As a result of the extinguishment of our $450.0 million 5.000% senior notes due 2014, we recorded a loss of $17.1 million in the year ended December 31, 2013. In addition, the Company incurred a $1.4 million non-cash write-off of deferred loan costs in connection with the optional prepayment of term loan indebtedness.

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

Provision for Income Taxes

	Years Ended December 31,		Change
($ in millions)	2013	2012	Dollars	%
Provision for income taxes	$112.7	$146.8	$(34.1)	(23.2)%
	(17.7)%	59.9%

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Position

Working capital at December 31, 2014 and 2013 is summarized as follows:

($ in millions):	December 31, 2014	December 31, 2013	Increase (Decrease)
Current Assets:
Cash and cash equivalents	$250.0	$329.0	$(79.0)
Marketable securities	1.0	2.5	(1.5)
Accounts receivable, net	2,372.3	1,404.9	967.4
Inventories	2,075.5	1,786.3	289.2
Prepaid expenses and other current assets	733.4	409.2	324.2
Current assets held for sale	949.2	271.0	678.2
Deferred tax assets	500.3	231.8	268.5

Total current assets	6,881.7	4,434.7	2,447.0

Current liabilities:
Accounts payable and accrued expenses	$4,170.6	$2,343.2	$1,827.4
Income taxes payable	50.4	96.6	(46.2)
Current portion of long-term debt and capital leases	697.4	534.6	162.8
Deferred revenue	27.0	38.8	(11.8)
Current liabilities held for sale	25.9	246.6	(220.7)
Deferred tax liabilities	47.3	35.1	12.2

Total current liabilities	5,018.6	3,294.9	1,723.7

Working Capital	$1,863.1	$1,139.8	$723.3

Working Capital excluding assets held for sale, net	$939.8	$1,115.4	$(175.6)

Adjusted Current Ratio	1.19	1.37

Working capital excluding assets held for sale, net, decreased $175.6 million to $939.8 million at December 31, 2014 compared to $1,115.4 million at December 31, 2013. This decrease is primarily due to cash utilized to fund the Forest ($7,070.6 million), Furiex ($1,086.0 million), and Durata ($639.7 million) acquisitions as well as other balance sheet movements including the amortization of inventory step-ups of $985.8 million, an increase in accrued liabilities, subsequent to the acquisition dates of Forest and Furiex and the impact of decreasing net working capital internationally due to foreign currency translation impacts, offset by net income excluding non-cash charges of $2,674.9 million, net cash raised through borrowings of $3,229.2, cash received from the sale of asset rights acquired in the Furiex Acquisition of $408.6 million and the working capital acquired in the Forest Acquisition on July 1, 2014 of $4,315.3 million.

Cash Flows from Operations

Summarized cash flow from operations is as follows:

	Years Ended December 31,		Change
($ in millions)	2014	2013	Dollars	%
Net cash provided by operating activities	$2,243.0	$1,213.5	$1,029.5	84.8%

Cash flows from operations represent net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities increased $1,029.5 million in the year ended December 31, 2014 versus the prior year period, due primarily to an increase in net income, adjusted for non-cash activity of $1,297.8 million ($2,674.9 million and $1,377.1 million of net income, adjusted for non-cash activity in the years ended December 31, 2014 and 2013, respectively), offset, in part, by certain working capital movements including the payment of liabilities and increase in accounts receivable.

Management expects that available cash balances and 2015 cash flows from operating activities will provide sufficient resources to fund our operating liquidity needs and expected 2015 capital expenditure funding requirements.

Investing Cash Flows

Our cash flows from investing activities are summarized as follows:

	Years Ended December 31,		Change
($ in millions)	2014	2013	Dollars	%
Net cash (used in) investing activities	$(5,370.6)	$(275.3)	$(5,095.3)	1,850.7%

Investing cash flows consist primarily of cash used in acquisitions of businesses and intangibles (primarily product rights), capital expenditures for property, plant and equipment and purchases of investments and marketable securities partially offset by proceeds from the sale of investments and marketable securities. Included in the year ended December 31, 2014 was net cash used in connection with the acquisitions of Forest ($3,646.4 million), Furiex ($1,086.0 million) and Durata ($639.7 million), capital expenditures for property, plant and equipment of $238.6 million and the purchases of other businesses, net of cash acquired of $190.2 million, offset, in part by cash received from the sale of assets of $441.7 million, including royalty streams related to former Furiex products.

Included in the year ended December 31, 2013 was cash used in connection with the Uteron Acquisition, net of cash acquired ($141.3 million), cash used in connection with the Sanofi Amendment, whereby the parties amended the Collaboration Agreement with respect to Actonel ® and Atelvia® in the Exclusive Territory ($125.0 million), cash used in connection with Medicines360 Acquisition ($52.3 million) and capital expenditures for property, plant and equipment ($177.9 million), offset, in part, by cash acquired in connection with the Warner Chilcott Acquisition ($179.5 million) and proceeds from the sale of property, plant and equipment and marketable securities and other investments ($40.3 million).

Financing Cash Flows

Our cash flows from financing activities are summarized as follows:

	Years Ended December 31,		Change
($ in millions)	2014	2013	Dollars	%
Net cash provided by/(used in) financing activities	$3,017.5	$(867.3)	$3,884.8	(447.9)%

Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of ordinary shares and proceeds from the exercise of stock options. Cash used in financing activities in the year ended December 31, 2014 primarily included the net proceeds from the issuance of the 2014 New Notes of $3,676.2 million, term-loan indebtedness of $2,000.0 million, a bridge loan of $2,400.0 million and $1,280.0 million under the Revolving Credit Facility, offset, in part, by net repayments of other indebtedness of $6,127.0 million, including the bridge loan of $2,400.0 million, the repurchase of Ordinary Shares of $130.1 million and the payment of debt issuance costs of $224.3 million.

Cash provided by financing activities in the year ended December 31, 2013 primarily included payments on debt, net of borrowings, in connection with the extinguishment of the Company’s $450.0 million 5.000% notes due 2014 ($450.0 million), the refinancing of the Warner Chilcott term debt and other borrowings and repayments, net, including capital leases ($342.2 million), the acquisition of non-controlling interests ($10.4 million), the payment of debt issuance costs in connection with the refinancing of the Company’s term loan indebtedness ($7.4 million) and the repurchase of Ordinary Shares to satisfy tax withholding obligations in connection with vested restricted stock issued to employees ($170.0 million), offset, in part, by excess tax benefit from stock based compensation ($69.0 million) and proceeds from stock option exercises ($48.0 million).

Debt and Borrowing Capacity

Debt consisted of the following (in millions):

	December 31, 2014	December 31, 2013
WC Term Loan Agreement	$1,251.6	$1,832.8
Amended and Restated ACT Term Loan	2,832.6	1,310.0
Revolver borrowings	255.0	265.0
Senior Notes:
$500.0 million 1.300% notes due June 15, 2017	500.0	—
$1,200.0 million 1.875% notes due October 1, 2017	1,200.0	1,200.0
$1,250.0 million 7.75% notes due September 15, 2018	—	1,250.0
$1,050.0 million 4.375% notes due February 1, 2019	1,050.0	—
$500.0 million 2.450% notes due June 15, 2019	500.0	—
$400.0 million 6.125% notes due August 14, 2019	400.0	400.0
$750.0 million 4.875% notes due February 15, 2021	750.0	—
$1,200.0 million 5.000% notes due December 15, 2021	1,200.0	—
$1,700.0 million 3.250% notes due October 1, 2022	1,700.0	1,700.0
$1,200.0 million 3.850% notes due June 15, 2024	1,200.0	—
$1,000.0 million 4.625% notes due October 1, 2042	1,000.0	1,000.0
$1,500.0 million 4.850% notes due June 15, 2044	1,500.0	—
Plus: Unamortized premium	239.9	103.9
Less: Unamortized discount	(52.1)	(31.9)

Senior Notes, net	11,187.8	5,622.0

Capital leases	16.7	22.2

Total debt and capital leases	15,543.7	9,052.0

Less: Current portion	697.4	534.6

Total long-term debt and capital leases	$14,846.3	$8,517.4

Credit Facility Indebtedness

Allergan Related Financing

As part of the Pending Allergan Acquisition, Actavis plc plans to pay the cash consideration portion of the transaction from cash on hand and with the anticipated borrowings. On November 16, 2014, we entered into a commitment letter (the “Commitment Letter”) with certain financial institutions (the “Commitment Parties”) in connection with the anticipated financing. Pursuant to the commitment letter, the Commitment Parties have committed to provide to us, if cash on hand of Allergan is not available at the closing of the Pending Allergan Acquisition, up to $4.698 billion in loans under a senior unsecured cash bridge facility and commitments for a senior unsecured bridge facility and a senior unsecured term loan facility which have been replaced with the Bridge Credit Agreement (to the extent Actavis does not arrange for alternative financing prior to the consummation of the Pending Allergan Acquisition) and the Term Loan Credit Agreement, each as described further below. As of December 31, 2014, no borrowings were outstanding under the Bridge Credit Agreement or the Term Loan Credit Agreement.

The Company has amended its term loan facilities during the fourth quarter of 2014 to, amongst other things, permit transactions related to the Pending Allergan Acquisition (including the incurrence of the anticipated financing), which had no impact on the company’s financial position as of December 31, 2014. In addition, the Company refinanced its revolving credit facility during the fourth quarter of 2014, as described further below.

Credit Facility Indebtedness

WC Term Loan Agreement

On December 17, 2014, Actavis plc and certain of its subsidiaries entered into a second amendment agreement (the “WC Term Loan Amendment”) among Actavis plc, Warner Chilcott Limited, Warner Chilcott Finance, LLC, Actavis WC 2 S.à r.l. (“Actavis WC 2”), Warner Chilcott Company, LLC (“WCCL”), Warner Chilcott Corporation (“WC Corporation” and together with Actavis WC 2 and WCCL, the “WC Borrowers”), Bank of America, N.A. (“BofA”), as administrative agent, and the lenders party thereto. The WC Term Loan Amendment amends and restates Actavis plc’s existing amended and restated WC term loan credit and guaranty agreement, dated as of June 9, 2014 (such agreement, prior to its amendment and restatement pursuant to the WC Term Loan Amendment, the “2014 WC Term Loan Agreement”), among the WC Borrowers, Actavis plc, Warner Chilcott Limited, Warner Chilcott Finance, LLC, the lenders from time to time party thereto and BofA, as administrative agent, which amended and restated Actavis plc’s existing WC term loan credit and guaranty agreement, dated as of August 1, 2013 (such agreement, prior to its amendment and restatement pursuant to the 2014 WC Term Loan Amendment, the “Existing WC Term Loan Agreement”) among the WC Borrowers, Warner Chilcott Finance, LLC, Actavis Limited, BofA, as administrative agent and a syndicate of banks participating as lenders.

Pursuant to the Existing WC Term Loan Agreement, on October 1, 2013 (the “WC Closing Date”), the lenders party thereto provided term loans in a total aggregate principal amount of $2.0 billion, comprised of (i) a $1.0 billion tranche that will mature on October 1, 2016 (the “WC Three Year Tranche”) and (ii) a $1.0 billion tranche that will mature on October 1, 2018 (the “WC Five Year Tranche”). The proceeds of borrowings under the Existing WC Term Loan Agreement, together with $41.0 million of cash on hand, were used to finance the repayment in full of all amounts outstanding under Warner Chilcott’s then-existing Credit Agreement, dated as of March 17, 2011, as amended by Amendment No. 1 on August 20, 2012, among the WC Borrowers, Warner Chilcott Holdings Company III, Limited, BofA, as administrative agent and a syndicate of banks participating as lenders.

Borrowings under the WC Term Loan Agreement bear interest at the applicable borrower’s choice of a per annum rate equal to either (a) a base rate plus an applicable margin per annum varying from (x) 0.00% per annum to 0.75% per annum under the WC Three Year Tranche and (y) 0.125% per annum to 0.875% per annum under the WC Five Year Tranche, depending on the publicly announced debt ratings for non-credit-enhanced, senior unsecured long-term indebtedness of Actavis plc (such applicable debt rating the “Debt Rating”) or (b) a Eurodollar rate, plus an applicable margin varying from (x) 1.00% per annum to 1.75% per annum under the WC Three Year Tranche and (y) 1.125% per annum to 1.875% per annum under the WC Five Year Tranche, depending on the Debt Rating. The outstanding principal amount of loans under the WC Three Year Tranche is not subject to quarterly amortization and shall be payable in full on the three year anniversary of the WC Closing Date. The outstanding principal amount of loans under the WC Five Year Tranche is payable in equal quarterly amounts of 2.50% per quarter prior to the fifth anniversary of the WC Closing Date, with the remaining balance payable on the fifth year anniversary of the WC Closing Date.

The Company is subject to, and, at December 31, 2014, was in compliance with, all financial and operational covenants under the terms of the WC Term Loan Agreement. As of December 31, 2014, the outstanding indebtedness under the WC Three Year Tranche and the WC Five Year Tranche was $506.9 million and $744.7 million, respectively. The book value of the outstanding indebtedness approximates fair value as the debt is at variable interest rates and re-prices frequently.

Amended and Restated ACT Term Loan

On December 17, 2014, Actavis plc and certain of its subsidiaries entered into a third amendment agreement (the “ACT Term Loan Amendment”) among Actavis plc, Warner Chilcott Limited, Actavis Capital S.à r.l. (“Actavis Capital”), Actavis, Inc., Actavis Funding SCS, BofA, as administrative agent, and the lenders party thereto. The ACT Term Loan Amendment amends and restates Actavis plc’s existing second amended and restated Actavis term loan credit and guaranty agreement, dated as of March 31, 2014 (such agreement, prior to its amendment and restatement pursuant to the ACT Term Loan Amendment, the “2014 ACT Term Loan Agreement”) among Actavis Capital, Actavis plc, Warner Chilcott Limited, Actavis, Inc., Actavis Funding SCS, BofA, as administrative agent, and the lenders from time to time party thereto, which amended and restated Actavis plc’s existing amended and restated Actavis term loan credit and guaranty agreement, dated as of October 1, 2013 (such agreement, prior to its amendment and restatement pursuant to the ACT Term Loan Amendment, the “Existing ACT Term Loan Agreement”) among Actavis Capital, Actavis plc, Actavis, Inc., BofA, as administrative agent, and the lenders from time to time party thereto.

The Existing ACT Term Loan Agreement amended and restated Actavis, Inc.’s $1,800.0 million senior unsecured term loan credit facility, dated as of June 22, 2012. At the closing of the Existing ACT Term Loan Agreement, an aggregate principal amount of $1,572.5 million was outstanding (the “2017 term-loan”). The 2017 term-loan matures on October 31, 2017. The outstanding principal amount is payable in equal quarterly installments of 2.50% per quarter, with the remaining balance payable on the maturity date.

On March 31, 2014, Actavis plc, Actavis Capital, Actavis, Inc., BofA, as Administrative Agent, and a syndicate of banks participating as lenders entered into the 2014 ACT Term Loan Agreement to amend and restate the Existing ACT Term Loan Agreement. On July 1, 2014, in connection with the Forest Acquisition, the Company borrowed $2.0 billion of term loan indebtedness under tranche A-2 of the 2014 ACT Term Loan Agreement, which is due July 1, 2019 (the “2019 term-loan”). The outstanding principal amount is payable in equal quarterly installments of 2.50% per quarter, with the remaining balance payable on the maturity date.

The ACT Term Loan Agreement provides that loans thereunder will bear interest, at the Company’s choice, of a per annum rate equal to either (a) a base rate, plus an applicable margin per annum varying from (x) 0.00% per annum to 1.00% per annum with respect to the 2017 term-loan and (y) 0.125% per annum to 0.875% per annum with respect to the 2019 term-loan, depending on the Debt Rating or (b) a Eurodollar rate, plus an applicable margin varying from (x) 1.00% per annum to 2.00% per annum with respect to the 2017 term-loan and (y) 1.125% per annum to 1.875% per annum with respect to the 2019 term-loan, depending on the Debt Rating.

The Company is subject to, and at December 31, 2014 was in compliance with, all financial and operational covenants under the terms of the ACT Term Loan Agreement. The outstanding balance of the 2017 term-loan and the 2019 term-loan at December 31, 2014 was $932.6 million and $1,900.0 million, respectively. The book value of the outstanding indebtedness approximates fair value as the debt is at variable interest rates and re-prices frequently.

Revolving Credit Facility

On December 17, 2014, Actavis plc and certain of its subsidiaries entered into a revolving credit loan and guaranty agreement (the “Revolver Agreement”) among Actavis Capital, as borrower, Actavis plc, Warner Chilcott Limited, Actavis, Inc., Actavis Funding SCS, the lenders from time to time party thereto (the “Revolving Lenders”), JPMorgan Chase Bank, N.A. (“JPMCB”) as administrative agent, J.P. Morgan Europe

Limited, as London agent, and the other financial institutions party thereto. Under the Revolver Agreement, the Revolving Lenders have committed to provide an unsecured revolving credit facility in an aggregate principal amount of up to $1.0 billion. The Revolver Agreement replaces Actavis plc’s existing $750 million second amended and restated Actavis revolving credit and guaranty agreement dated as of June 30, 2014 (the “Existing Revolver”) among Actavis Capital, Actavis plc, Warner Chilcott Limited, Actavis, Inc., Actavis Funding SCS, BofA, as administrative agent and the lenders from time to time party thereto. At closing, $600.0 million of loans were borrowed under the Revolver Agreement.

The Revolver Agreement provides that loans thereunder will bear interest, at Actavis Capital’s choice, of a per annum rate equal to either (a) a base rate, plus an applicable margin per annum varying from 0.00% per annum to 1.00% per annum depending on the Debt Rating or (b) a Eurodollar rate, plus an applicable margin varying from 0.875% per annum to 2.00% per annum depending on the Debt Rating. Additionally, to maintain availability of funds, the Company pays an unused commitment fee, which according to the pricing grid is set at 0.075% to 0.250% per annum, depending on the Debt Rating, of the unused portion of the revolver. The Revolving Credit Agreement will mature on December 17, 2019.

The obligations of Actavis Capital under the Revolver Agreement are guaranteed by Actavis plc, Warner Chilcott Limited, Actavis, Inc. and Actavis Funding SCS and will be guaranteed by any subsidiary of Actavis (other than Actavis Capital) that becomes a guarantor of third party indebtedness in an aggregate principal amount exceeding $350 million (unless, in the case of a foreign subsidiary, such guarantee would give rise to adverse tax consequences as reasonably determined by Actavis plc).

The Company is subject to, and as of December 31, 2014 was in compliance with, all financial and operational covenants under the terms of the Revolving Credit Facility. At December 31, 2014, $255.0 million was outstanding and letters of credit outstanding were $10.4 million. The net availability under the Revolving Credit Facility was $734.6 million.

Term Loan Credit Agreement

On December 17, 2014, Actavis and certain of its subsidiaries entered into a senior unsecured term loan credit agreement (the “Term Loan Credit Agreement”), among Actavis Capital, as borrower, Actavis plc, Warner Chilcott Limited, Actavis, Inc., Actavis Funding SCS, the lenders from time to time party thereto (the “Term Lenders”), JPMCB, as administrative agent and the other financial institutions party thereto. Under the Term Loan Credit Agreement, the Term Lenders have committed to provide, subject to certain conditions, (i) a $2.75 billion tranche maturing three years after the funding date thereunder (the “Three Year Tranche”) and (ii) a $2.75 billion tranche and maturing five years after the funding date thereunder (the “Five Year Tranche”). The proceeds of borrowings under the Term Loan Credit Agreement are to be used to finance, in part, the cash component of the Pending Allergan Acquisition consideration and certain fees and expenses incurred in connection with the Pending Allergan Acquisition.

Borrowings under the Term Loan Credit Agreement bear interest at Actavis Capital’s choice of a per annum rate equal to either (a) a base rate plus an applicable margin per annum varying from (x) 0.00% per annum to 1.00% per annum under the Three Year Tranche and (y) 0.125% per annum to 1.250%% per annum under the Five Year Tranche, depending on the Debt Rating or (b) a Eurodollar rate, plus an applicable margin varying from (x) 1.00% per annum to 2.00% per annum under the Three Year Tranche and (y) 1.125% per annum to 2.250% per annum under the Five Year Tranche, depending on the Debt Rating. The outstanding principal amount of loans under the Three Year Tranche is not subject to quarterly amortization and shall be payable in full on the three year anniversary of the funding date. The outstanding principal amount of loans under the Five Year Tranche is payable in equal quarterly amounts of 2.50% per quarter prior to the fifth anniversary of the funding date, with the remaining balance payable on the fifth year anniversary of the funding date. In addition, under the Term Loan Credit Agreement, Actavis Capital will pay a nonrefundable ticking fee of 0.175% on the amount of the aggregate commitments in effect from December 17, 2014 until the earlier of the termination or expiration of the commitments thereunder and the funding date thereunder.

The obligations of Actavis Capital under the Term Loan Credit Agreement are guaranteed by Warner Chilcott Limited, Actavis, Inc. and Actavis Funding SCS and will be guaranteed by any subsidiary of Actavis plc

(other than Actavis Capital or a direct subsidiary of Actavis plc) that becomes a guarantor of third party indebtedness in an aggregate principal amount exceeding $350 million (unless, in the case of a foreign subsidiary, such guarantee would give rise to adverse tax consequences as reasonably determined by Actavis plc).

Bridge Credit Agreement

On December 17, 2014, Actavis and certain of its subsidiaries entered into a 364-day senior unsecured bridge credit agreement (the “Bridge Credit Agreement”), among Actavis Capital, as borrower, Actavis plc, Warner Chilcott Limited, Actavis, Inc., Actavis Funding SCS, the lenders from time to time party thereto (the “Bridge Lenders”), JPMCB, as administrative agent and the other financial institutions party thereto. Under the Bridge Credit Agreement, the Bridge Lenders have committed to provide, subject to certain conditions, unsecured bridge financing in an aggregate principal amount of up to $30.9 billion. The proceeds of borrowings under the Bridge Credit Agreement are to be used to finance, in part, the cash component of the Pending Allergan Acquisition consideration and certain fees and expenses incurred in connection with the Pending Allergan Acquisition, to the extent Actavis plc does not arrange for alternative financing prior to the consummation of the Pending Allergan Acquisition. The Bridge Credit Agreement will mature on the day that is 364 days after the funding date thereunder (or if such day is not a business day, the immediately preceding business day). Actavis Capital would expect to refinance any borrowings under the Bridge Credit Agreement with the proceeds of other external indebtedness.

Borrowings under the Bridge Credit Agreement bear interest at Actavis Capital’s choice of a per annum rate equal to either (a) a base rate plus an applicable margin per annum varying from 0.00% per annum to 2.50% per annum, depending on the Debt Rating and the number of days for which the loans remain outstanding from the date of funding thereunder or (b) a Eurodollar rate, plus an applicable margin varying from 1.00% per annum to 3.50% per annum, depending on the Debt Rating and the number of days for which the loans remain outstanding from the date of funding thereunder. In addition, under the Bridge Credit Agreement, Actavis Capital will pay (x) a nonrefundable ticking fee of 0.175% on the amount of the aggregate commitments in effect from December 17, 2014 until the earlier of the termination or expiration of the commitments thereunder and the funding date thereunder and (y) a non-refundable duration fee of 0.50%, 1.00% and 1.50% is payable on the 90th, 180th and 270th day, respectively, after the funding date on the aggregate principal amount of the loans outstanding on such day.

The Bridge Credit Agreement requires (i) mandatory commitment reductions with the net cash proceeds of certain asset sales and recovery events and the gross cash proceeds of debt or equity issuances or (ii) if the loans under the Bridge Credit Agreement have been funded, mandatory prepayments with the net cash proceeds of certain asset sales and recovery events and debt or equity issuances, in each case, subject to customary exceptions.

The obligations of Actavis Capital under the Bridge Credit Agreement are guaranteed by Warner Chilcott Limited, Actavis, Inc. and Actavis Funding SCS and will be guaranteed by any subsidiary of Actavis plc (other than Actavis Capital or a direct subsidiary of Actavis plc) that becomes a guarantor of third party indebtedness in an aggregate principal amount exceeding $350 million (unless, in the case of a foreign subsidiary, such guarantee would give rise to adverse tax consequences as reasonably determined by Actavis plc).

Senior Notes Indebtedness

Acquired Forest Notes

On July 1, 2014 in connection with the Forest Acquisition, the Company acquired the indebtedness of Forest comprised of the $1,050.0 million 4.375% senior notes due 2019, the $750.0 million 4.875% senior notes due 2021 and the $1,200.0 million 5.000% senior notes due 2021 (together the “Acquired Forest Notes”). Interest payments are due on the $1,050.0 million senior notes semi-annually in arrears on February 1 and August 1 beginning August 1, 2014. Interest payments are due on the $750.0 million senior notes due 2021 semi-annually in arrears on February 15 and August 15 beginning August 15, 2014. Interest payments are due on the $1,200.0 million senior note due 2021 semi-annually in arrears on June 15 and December 15, beginning December 15,

2014. As a result of acquisition accounting, the notes were fair valued with a premium of $260.3 million as of July 1, 2014, which will be amortized as contra-interest over the life of the notes. The fair value of the Company’s outstanding Acquired Forest Notes ($3,000.0 million face value), as determined in accordance with ASC Topic 820 under Level 2 based upon quoted prices for similar items in active markets, was $3,221.3 million as of December 31, 2014.

2014 Notes Issuance

On June 10, 2014, Actavis Funding SCS, a limited partnership (societe en commandite simple), organized under the laws of the Grand Duchy of Luxembourg, an indirect subsidiary of Actavis plc, issued the 2014 New Notes. Interest payments are due on the 2014 New Notes on June 15 and December 15 semi-annually, beginning on December 15, 2014. The guarantors of the debt are Warner Chilcott Limited, Actavis Capital S.a.r.l., and Actavis, Inc. Actavis plc will not guarantee the 2014 New Notes. The fair value of the Company’s outstanding 2014 New Notes ($3,700.0 million face value), as determined in ASC 820 under Level 2 based upon quoted prices for similar items in active markets, was $3,742.6 million as of December 31, 2014.

Actavis, Inc. Supplemental Indenture

On October 1, 2013, the Company, Actavis, Inc., a wholly owned subsidiary of the Company, and Wells Fargo Bank, National Association, as trustee, entered into a fourth supplemental indenture (the “Fourth Supplemental Indenture”) to the indenture, dated as of August 24, 2009 (the “Base Indenture” and, together with the First Supplemental Indenture, the Second Supplemental Indenture and the Third Supplemental Indenture (each as defined below), the “Indenture”), as supplemented by the first supplemental indenture, dated as of August 24, 2009 (the “First Supplemental Indenture”), the second supplemental indenture, dated as of May 7, 2010 (the “Second Supplemental Indenture”), and the third supplemental indenture, dated as of October 2, 2012 (the “Third Supplemental Indenture”). Pursuant to the Fourth Supplemental Indenture, the Company has provided a full and unconditional guarantee of Actavis, Inc.’s obligations under its then outstanding $450.0 million 5.000% senior notes due August 15, 2014, (the “2014 Notes”), its $400.0 million 6.125% senior notes due August 15, 2019 (the “2019 Notes”), its $1,200.0 million 1.875% senior notes due October 1, 2017 (the “2017 Notes”), its $1,700.0 million 3.250% senior notes due October 1, 2022 (the “2022 Notes”) and its $1,000.0 million 4.625% Senior Notes due October 1, 2042 (the “2042 Notes”, and together with the 2014 Notes, the 2019 Notes, the 2017 Notes and the 2022 Notes, the “Actavis, Inc. Notes”).

WC Supplemental Indenture

On October 1, 2013, the Company, WCCL, Warner Chilcott Finance LLC (the “Co-Issuer” and together with WC Company, the “Issuers”) and Wells Fargo Bank, National Association, as trustee (the “WC Trustee”), entered into a third supplemental indenture (the “Supplemental Indenture”) to the indenture, dated as of August 20, 2010 (the “WC Indenture”), among the Issuers, the guarantors party thereto and the WC Trustee, with respect to the Issuers’ WC Notes. Pursuant to the Supplemental Indenture, the Company had provided a full and unconditional guarantee of the Issuers’ obligations under the WC Notes and the WC Indenture.

On July 21, 2014, the Company redeemed the WC Notes for $1,311.8 million, which includes a make-whole premium of $61.8 million and the principal amount of the WC Notes of $1,250.0 million. As a result of the transaction, the Company recognized a gain in July of 2014 of $29.9 million, which includes the write-off of the then outstanding unamortized premium.

2012 Notes Issuance

On October 2, 2012, Actavis, Inc. issued the 2017 Notes, the 2022 Notes, and the 2042 Notes (collectively the “2012 Senior Notes”). Interest payments are due on the 2012 Senior Notes semi-annually in arrears on April 1 and October 1 beginning April 1, 2013. Net proceeds from the offering of the 2012 Senior Notes were used for the Actavis Group Acquisition. The fair value of the Company’s outstanding 2012 Senior Notes ($3,900.0 million face value), as determined in accordance with ASC 820 under Level 2 based upon quoted prices for similar items in active markets, was $3,814.9 million and $3,683.2 million as of December 31, 2014 and 2013, respectively.

2009 Notes Issuance

On August 24, 2009, Actavis, Inc. issued the 2014 Notes and the 2019 Notes (collectively the “2009 Senior Notes”). Interest payments are due on the 2009 Senior Notes semi-annually in arrears on February 15 and August 15, respectively, beginning February 15, 2010. Net proceeds from the offering of 2009 Senior Notes were used to repay certain debt with the remaining net proceeds being used to fund a portion of the cash consideration for the Arrow Group Acquisition. The 2014 Notes, which had an outstanding principal balance of $450.0 million and which were fully and unconditionally guaranteed by us, were redeemed on November 5, 2013 at a redemption price equal to $465.6 million, which resulted in a cash expense of $15.6 million in the fourth quarter of 2013. The fair value of the Company’s outstanding 2009 Senior Notes ($400.0 million face value), as determined in accordance with ASC 820 under Level 2 based upon quoted prices for similar items in active markets, was $457.9 million and $460.9 million as of December 31, 2014 and 2013, respectively.

Long-term Obligations

The following table lists our enforceable and legally binding obligations as of December 31, 2014. Some of the amounts included herein are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligation we will actually pay in future periods may vary from those reflected in the table:

	Payments Due by Period (Including Interest on Debt)
(in millions):	Total	2015	2016-2017	2018-2019	Thereafter
Long-term debt(1)	$15,084.2	$401.7	$3,593.1	$3,739.4	$7,350.0
Cash interest(1)	5,431.5	502.7	968.6	804.8	3,155.4
Contingent consideration liabilities(2)	631.0	237.8	57.1	66.8	269.3
Operating lease obligations(3)	618.1	78.4	134.4	98.2	307.1
Capital lease obligations(4)	18.2	5.0	8.6	3.9	0.7
Milestone obligations(5)	668.6	396.2	134.3	76.1	62.0
Other obligations and commitments(6)	955.5	202.0	309.0	401.3	43.2

Total(7)	$23,407.1	$1,823.8	$5,205.1	$5,190.5	$11,187.7

(1)	Amounts represent total minimum cash payments and anticipated interest payments, as applicable, assuming scheduled repayments under the WC Term Loan Agreement, the ACT Term Loan Agreement and maturities of the Company’s existing notes. Amounts exclude fair value adjustments, discounts or premiums on outstanding debt obligations and amounts outstanding under the Revolver Agreement of $255.0 million.

(2)	Amount primarily represents contingent consideration obligations, including accretion resulting from various acquisitions.

(3)	Amount represents operating leases for our global business. There are no contingent rental amounts or sublease rentals.

(4)	Amount represents capital leases for our global business, including interest. Leases are for property, plant and equipment, vehicles and furniture and fixtures.

(5)	We have future potential milestone payments and co-development expenses payable to third parties as part of our licensing, development and co-development programs. Payments under these agreements generally become due and are payable upon the satisfaction or achievement of certain developmental, regulatory or commercial milestones or as development expenses are incurred on defined projects. Amounts represent contractual payment obligations due as actual expenditures are incurred by our partners or upon the achievement of developmental, regulatory or commercial milestones based on anticipated approval dates assuming all milestone approval events are met.

Other significant R&D milestone payments include:

•	Amounts owed to Amgen of up to $254.8 million;

•	Amounts owed to PregLem, to develop and, if approved, market products under development in the United States and Canada of $74.0 million relating to Esmya in the United States and Fibristal in Canada;

•	Amounts owed to Medicines360 relating to LNG 20 in the United States and Canada of $122.5 million;

•	Amounts owed to Paratek Pharmaceuticals Inc. under which we acquired certain rights to novel tetracyclines under development for the treatment of acne and rosacea of $17.0 million;

•	Amounts owed to Almirall, S.A. relating to the development and approval of an Aclidinium/Formoteral combination product of $50.0 million;

•	Amounts owed to Gideon Richter relating to the development and approval of Cariprazine of $50.0 million; and

•	Amounts owed to Janssen Pharmaceutica NV relating to the development and approval of Eluxadoline of $35.0 million.

We also have potential sales based milestones based on certain licensing agreements, which are not included in the table above as they are subject to the achievement of future results.

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

(6)	Other obligations and commitments include agreements to purchase third-party manufactured products, capital purchase obligations for the construction or purchase of property, plant and equipment and the liability for income tax associated with uncertain tax positions.

(7)	Total does not include contractual obligations already included in current liabilities on our Consolidated Balance Sheet (except for capital leases, contingent consideration and the current portion of long-term debt) or certain purchase obligations, which are discussed below.

For purposes of the table above, obligations for the purchase of goods or services are included only for purchase orders that are enforceable, legally binding and specify all significant terms including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the timing of the obligation. Our purchase orders are based on our current manufacturing needs and are typically fulfilled by our suppliers within a relatively short period. At December 31, 2014, we have open purchase orders that represent authorizations to purchase rather than binding agreements that are not included in the table above.

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

Rebates — Rebates include volume related incentives to direct and indirect customers, third party managed care and Medicare Part D rebates, Medicaid rebates and other government rebates. Rebates are accrued based on an estimate of claims to be paid for product sold into trade by the Company. Volume rebates are generally offered to customers as an incentive to use the Company’s products and to encourage greater product sales. These rebate programs include contracted rebates based on customers’ purchases made during an applicable monthly, quarterly or annual period. The provision for third-party rebates is estimated based on our customers’ contracted rebate programs and the Company’s historical experience of rebates paid. Any significant changes to our customer rebate programs are considered in establishing the provision for rebates. The provisions for government rebates are based, in part, upon historical experience of claims submitted by the various states /

authorities, contractual terms and government regulations. We monitor legislative changes to determine what impact such legislation may have on our provision.

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

Pricing adjustments, which includes shelf stock adjustments, are credits issued to reflect decreases in selling prices charged to the Company’s direct customers. Shelf stock adjustments are based upon the amount of product our customers have in their inventory at the time of an agreed-upon price reduction. The provision for shelf stock adjustments is based upon specific terms with the Company’s direct customers and includes estimates of existing customer inventory levels based upon their historical purchasing patterns. We regularly monitor all price changes to evaluate the Company’s reserve balances. The adequacy of these reserves is readily determinable as pricing adjustments and shelf stock adjustments are negotiated and settled on a customer-by-customer basis.

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

The following table summarizes the activity in the Company’s major categories of SRA (in millions):

	Chargebacks	Rebates	Returns and Other Allowances	Cash Discounts	Total
Balance at December 31, 2011	$160.9	$489.0	$122.0	$34.9	$806.8
Add: Actavis Group Acquisition	94.3	359.4	171.4	9.7	634.8
Provision related to sales in 2012	1,522.4	1,484.4	485.5	155.2	3,647.5
Credits and payments	(1,566.1)	(1,482.0)	(429.4)	(162.9)	(3,640.4)

Balance at December 31, 2012	$211.5	$850.8	$349.5	$36.9	$1,448.7

Add: Warner Chilcott Acquisition	5.6	255.5	121.3	5.5	387.9
Less: Assets held for sale	—	(155.2)	(3.3)	(1.0)	(159.5)
Less: Actavis Acquisition measurement period adjustment	—	(31.0)	—	—	(31.0)
Provision related to sales in 2013	2,340.0	2,339.1	904.1	201.7	5,784.9
Credits and payments	(2,310.7)	(2,197.4)	(753.7)	(195.4)	(5,457.2)

Balance at December 31, 2013	$246.4	$1,061.8	$617.9	$47.7	$1,973.8

	Chargebacks	Rebates	Returns and Other Allowances	Cash Discounts	Total
Add: Forest Acquisition	27.9	425.0	94.3	9.8	557.0
Less: Warner Chilcott acquisition measurement period adjustment	—	(34.3)	(22.3)	—	(56.6)
Provision related to sales in 2014	4,591.7	3,323.9	859.4	350.7	9,125.7
Credits and payments	(4,301.1)	(3,029.8)	(937.2)	(347.5)	(8,615.6)

Balance at December 31, 2014	$564.9	$1,746.6	$612.1	$60.7	$2,984.3

During the year ended December 31, 2014, the Company lowered SRA balances relating to the valuation of assets and liabilities as part of the Warner Chilcott Acquisition measurement period adjustment by $56.6 million, with an offset to goodwill ($36.8 million) and deferred tax liabilities ($19.8 million).

The provisions recorded to reduce gross product sales to net product sales were as follows:

Year Ended December 31,	Gross Product Sales	Chargebacks	Rebates	Returns and Other Allowances	Cash Discounts	Net Product Sales	Gross-to-net Percentage
2012	$9,430.7	$1,522.4	$1,484.4	$485.5	$155.2	$5,783.2	61.3%
2013	$14,276.7	$2,340.0	$2,339.1	$904.1	$201.7	$8,491.8	59.5%
2014	$22,010.1	$4,591.7	$3,323.9	$859.4	$350.7	$12,884.4	58.5%

Included in the tables above are accounts receivable deductions within SRA’s of $1,660.9 million and $1,254.8 million at December 31, 2014 and 2013, respectively. SRA’s within accounts payable and accrued expenses were $1,323.4 million and $719.0 million at December 31, 2014 and 2013, respectively.

The movement in the percentage of provisions to gross sales is a result of changes in product mix, competition and channels of distribution. In the year ended December 31, 2014, the Company increased sales of branded products, which lowered the provision percentage. Offsetting this, was the impact of increased generic competition on some of the Company’s larger generic products which increased the rebates offered, as well as a higher portion of sales going through the wholesale channel, which has the impact of raising the rebate and chargeback percentages.

The Company does not expect future payments of SRA reserves to materially exceed our current estimates. However, if future SRA payments were to materially exceed our estimates, such adjustments may have a material adverse impact on our financial position, results of operations and cash flows.

Inventory Valuation

Inventories consist of finished goods held for distribution, raw materials and work in process. Included in inventory are generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product is already FDA approved and is awaiting a contractual triggering event to enter the marketplace. Inventory also includes brand pharmaceutical products which represents FDA approved indications. Inventory valuation reserves are established based on a number of factors/situations including, but not limited to, raw materials, work in process, or finished goods not meeting product specifications, product obsolescence, or application of the lower of cost (first-in, first-out method) or market (net realizable value) concepts. The determination of events requiring the establishment of inventory valuation reserves, together with the calculation of the amount of such reserves may require judgment. Assumptions utilized in our quantification of inventory reserves include, but are not limited to, estimates of future product demand, consideration of current and future market conditions, product net selling price, anticipated product launch dates, potential product obsolescence and other events relating to special circumstances surrounding certain products. No material adjustments have been required to our inventory reserve estimates for the periods presented. Adverse changes in assumptions utilized in our inventory reserve calculations could result in an increase to our inventory valuation reserves and higher cost of sales.

Product Rights and Other Definite-Lived Intangible Assets

Our product rights and other definite-lived intangible assets are stated at cost, less accumulated amortization, and are amortized using the economic benefit model or the straight-line method, if results are materially aligned, over their estimated useful lives. We determine amortization periods for product rights and other definite-lived intangible assets based on our assessment of various factors impacting estimated useful lives and cash flows. Such factors include the product’s position in its life cycle, the existence or absence of like products in the market, various other competitive and regulatory issues, and contractual terms. Significant changes to any of these factors may result in a reduction in the intangibles useful life and an acceleration of related amortization expense, which could cause our net results to decline.

Product rights and other definite-lived intangible assets are tested periodically for impairment when events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. The impairment testing involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows. In the event the carrying value of the asset exceeds the undiscounted future cash flows, the carrying value is considered not recoverable and an impairment exists. An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using a discounted future cash flow method. The computed impairment loss is recognized in net (loss) / income in the period that the impairment occurs. Assets which are not impaired may require an adjustment to the remaining useful lives for which to amortize the asset. Our projections of discounted cash flows use a discount rate determined by our management to be commensurate with the risk inherent in our business model. Our estimates of future cash flows attributable to our other definite-lived intangible assets require significant judgment based on our historical and anticipated results and are subject to many factors. Different assumptions and judgments could materially affect the calculation of the fair value of the other definite-lived intangible assets which could trigger impairment.

Goodwill and Intangible Assets with Indefinite-Lives

Intangibles

IPR&D intangible assets represent the value assigned to acquired research and development projects that, as of the date acquired, represent the right to develop, use, sell and/or offer for sale a product or other intellectual property that we have acquired with respect to products and/or processes that have not been completed or approved. The IPR&D intangible assets will be subject to impairment testing until completion or abandonment of each project. Upon abandonment, the IPR&D asset is impaired. Upon successful completion of each project and approval of the product, we will make a separate determination of useful life of the intangible, transfer the amount to currently marketed products and amortization expense will be recorded over the estimated useful life.

Impairment testing requires the development of significant estimates and assumptions involving the determination of estimated net cash flows for each year for the business as well as each project or product (including net revenues, cost of sales, research and development costs, selling and marketing costs and other costs which may be allocated), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, competitive trends impacting the asset and each cash flow stream as well as other factors. Changes in these assumptions or uncertainties could result in future impairment charges. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change or the timely completion of each project to commercial success will occur. For these and other reasons, actual results may vary significantly from estimated results.

Goodwill

Goodwill is considered impaired if the carrying amount of the net assets exceeds the fair value of the reporting unit. Impairment, if any, would be recorded in operating income and this could result in a material reduction in net (loss) / income and earnings per share.

General

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

During the second quarter of 2014, we performed our annual impairment assessment of goodwill, IPR&D intangible assets and trade name intangibles assets with indefinite-lives. The Company utilized discount rates for its reporting units ranging from 7.5% to 9.5% and long-term growth rates ranging from 2.0% to 4.5% in its estimation of fair value. The factors used in evaluating goodwill for impairment are subject to change and are tracked against historical results by management. Changes in the key assumptions by management can change the results of testing. The Company determined there was no impairment associated with goodwill or intangible assets from the annual impairment test as of June 30, 2014. The Company noted impairments due to specific events for various products as discussed in “Goodwill Impairments” and “In-process research and development impairments” earlier in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

During the 2013 integration of the Actavis Group with the Watson business, the Company reorganized its organizational structure and management performance reporting, which was then further reorganized in January of 2014 and July of 2014. In 2013, the reporting units within our then current Actavis Pharma operating segment were organized as follows: Americas (The United States of America (“U.S.”), Canada, Latin America), Europe (Europe, Russia, Commonwealth of Independent States (“CIS”), and Turkey), and MEAAP (Middle East, Africa, Australia, and Asia Pacific). These reporting units combined the Watson and Actavis Group businesses. The combination of the Watson and the Actavis Group business and net assets in the European reporting unit, combined with other market factors, led to the impairment of the goodwill associated with this reporting unit in the second quarter of 2013.

During the second quarter of 2013, concurrent with the availability of discrete financial information for the then new reporting units, we completed an extensive review of our operating businesses, including exploring options for addressing overall profitability of seven Western European commercial operations consisting of, among other things, restructuring their operations, refocusing their activities on specific sub-markets, as well as potential divestitures of such businesses to other third parties. The potential impact of these conditions were considered in our projections when determining the indicated fair value of our reporting units for the impairment tests that were performed during the second quarter of 2013. Upon completion of step one of the impairment analysis for each of our reporting units, it was concluded the fair value of the then current Actavis Pharma — Europe reporting unit was below its carrying value including goodwill. This was primarily related to the integration of our Arrow Group with the Actavis Group in Europe. The fair value of our reporting units was estimated based on a discounted cash flow model using management’s business plans and projections as the basis for expected future cash flows for approximately five years and residual growth rates ranging from 2% to 4% thereafter. Management believes that the assumptions it used for the impairment tests performed were consistent with those that would be utilized by a market participant in performing similar valuations of our then current reporting units. A separate discount rate was utilized for each reporting unit that was derived from published sources and, on a weighted average basis, a discount rate of 8% was utilized using our weighted average cost of capital, which considered the overall inherent risk of the reporting unit and the rate of return a market participant would expect. As a result of completing step two of our impairment analysis, we recorded an impairment of the Actavis Pharma — Europe reporting unit of $647.5 million, representing primarily all the goodwill allocated to this reporting unit, in the year ended December 31, 2013.

During the second quarter of 2012, we performed our annual impairment assessment of goodwill, IPR&D intangible assets and trade name intangibles assets with indefinite-lives. The Company determined there was no impairment associated with goodwill or trade name intangible assets.

Allocation of Acquisition Fair Values to Assets Acquired and Liabilities Assumed

We account for acquired businesses using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at date of acquisition at their respective fair values. The consolidated financial statements and results of operations reflect an acquired business after the completion of the acquisition. The fair value of the consideration paid, including contingent consideration, is assigned to the underlying net assets of the acquired business based on their respective fair values as determined using a market participant concept. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

Intangible assets (including IPR&D assets upon successful completion of the project and approval of the product) are amortized to amortization expense over the expected life of the asset. Significant judgments are used in determining the estimated fair values assigned to the assets acquired and liabilities assumed and in determining estimates of useful lives of long-lived assets. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future net cash flows, estimates of appropriate discount rates used to present value expected future net cash flow streams, the timing of approvals for IPR&D projects and the timing of related product launch dates, the assessment of each asset’s life cycle, the impact of competitive trends on each asset’s life cycle and other factors. These judgments can materially impact the estimates used to allocate acquisition date fair values to assets acquired and liabilities assumed and the future useful lives. For these and other reasons, actual results may vary significantly from estimated results.

Inventory is recorded at fair market value factoring in selling price and costs to dispose. Inventory acquired is typically valued higher than replacement cost.

Contingent Consideration and Other Commitments

We determine the acquisition date fair value of contingent consideration obligations based on a probability-weighted income approach derived from revenue estimates, post-tax gross profit levels and a probability assessment with respect to the likelihood of achieving contingent obligations including contingent payments such as milestone obligations, royalty obligations and contract earn-out criteria, where applicable. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined using the fair value concepts defined in ASC 820. The resultant probability-weighted cash flows are discounted using an appropriate effective annual interest rate. At each reporting date, the contingent consideration obligation will be revalued to estimated fair value and changes in fair value will be reflected as income or expense in our consolidated statement of operations. Changes in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations. Adverse changes in assumptions utilized in our contingent consideration fair value estimates could result in an increase in our contingent consideration obligation and a corresponding charge to operating results.

We are involved in various legal proceedings in the normal course of our business, including product liability litigation, intellectual property litigation, employment litigation and other litigation. We record reserves related to these legal matters when losses related to such litigation or contingencies are both probable and reasonably estimable. Refer to “NOTE 24 — Commitment and Contingencies” in the accompanying “Notes to the Consolidated Financial Statements” in this document for a description of our significant current legal proceedings.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued ASU No. 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Under the new guidance, a disposal of a component of an entity or group of components of an entity that represents a strategic shift that has, or will have, a major effect on operations and financial results is a discontinued operation when any of the following occurs: (i) it meets the criteria to be classified as held for sale, (ii) it is disposed of by sale, or (iii) it is disposed of other than by sale. Also, a business that, on acquisition, meets the criteria to be classified as held for sale is reported in discontinued operations. Additionally, the new guidance requires expanded disclosures about discontinued operations, as well as disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation. The guidance is effective prospectively for all disposals (or classifications as held for sale) of components of an entity and all businesses that, on acquisition, are classified as held for sale, that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The adoption of this guidance did not have a material impact on the Company’s financial position as of December 31, 2014 or results of operations for the year ended December 31, 2014, however future transactions may be impacted.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606” (“ASU 2014-09”) and the International Accounting Standards Board (“IASB”) issued International Financial Reporting Standards (“IFRS”) 15, “Revenue from Contracts with Customers.” The issuance of these documents completes the joint effort by the FASB and the IASB to improve financial reporting by creating common revenue recognition guidance for GAAP and IFRS. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 will supersede the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition — Construction-Type and Production-Type Contracts.” In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, “Property, Plant, and Equipment,” and intangible assets within the scope of Topic 350, “Intangibles — Goodwill and Other”) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU.

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

In June 2014, the FASB issued ASU No. 2014-12 “Compensation — Stock Compensation (Topic 718).” This guidance clarifies the accounting for share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. In this case, the performance target would be required to be treated as a performance condition, and should not be reflected in estimating the grant-date fair value of the award. The guidance also addresses when to recognize the related compensation cost. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company is evaluating the impact, if any, this pronouncement will have on future financial positions and results of operations.

In November 2014, the FASB ASU No. 2014-16 “Business Combinations (Topic 805): Pushdown Accounting a consensus of the FASB Emerging Issues Task Force.” The issued guidance provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. The adoption of this guidance did not have a material impact on the Company’s financial position as of December 31, 2014 or results of operations for the year ended December 31, 2014.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion provides forward-looking quantitative and qualitative information about our potential exposure to market risk. Market risk represents the potential loss arising from adverse changes in the value of financial instruments. The risk of loss is assessed based on the likelihood of adverse changes in fair values, cash flows or future earnings. We are exposed to market risk for changes in the market values of our investments (Investment Risk), the impact of interest rate changes (Interest Rate Risk) and the impact of foreign currency exchange changes (Foreign Currency Exchange Risk).

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

Investment Risk

As of December 31, 2014, our total investments in marketable and equity securities of other companies, including equity method investments were $65.6 million (included in marketable securities and investments and other assets). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.

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

Floating Rate Debt

At December 31, 2014, there were borrowings outstanding of $255.0 million under our Revolver Agreement. Borrowings under the revolving credit facility bear interest based on one-month London Interbank Offered Rate (“LIBOR”), plus an applicable margin. At December 31, 2014, borrowings outstanding under the WC Term Loan Agreement and the ACT Term Loan Agreement were $4,084.2 million. Assuming a one percent increase in the applicable interest rate, annual interest expense under the WC Term Loan Agreement and the ACT Term Loan Agreement would increase by approximately $40.8 million in 2015.

Fixed Rate Debt

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

Net foreign currency gains and losses did not have a material effect on the Company’s results of operations for the years ended December 31, 2014, 2013 or 2012, respectively. In April 2012, the Company entered into foreign exchange derivative contracts including options and forward contracts, with an aggregate notional value of €4.25 billion, to hedge the Company’s agreed upon purchase price of Actavis Group. These derivatives were purchased to mitigate exposure resulting from movements of the U.S. dollar against the Euro in connection with the Actavis Acquisition. The foreign currency derivative contracts outstanding were settled on October 31, 2012. Since these derivatives are hedges of foreign currency exposures for a business combination denominated in a foreign currency, change in the value of the derivatives are recognized in the statement of operations. For the year ended December 31, 2012, net losses on foreign exchange derivatives was $70.4 million.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2014. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2014.

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based on criteria set forth in Internal Control — Integrated Framework (2013) issued by Committee of Sponsoring Organizations. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

On July 1, 2014, the Company completed the Forest Acquisition. Subsequent to the acquisition, certain elements of the acquired businesses’ internal control over financial reporting and related functions, processes and systems were integrated into the Company’s existing internal control over financial reporting and related functions, processes and systems. As a result, management excluded the elements not integrated of Forest, a wholly owned subsidiary of the Company, from its assessment of internal control over financial reporting. The elements not integrated represent controls over accounts of approximately 3.5% of total assets and 7.5% of net revenues of the related consolidated financial statement amounts as of and for the year ended December 31, 2014, respectively.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation of Prior Material Weakness in Internal Control Over Financial Reporting

Management previously identified and disclosed a material weakness in our internal control over financial reporting with respect to segregation of duties and related information technology general controls regarding user access and change management activities. Specifically, the controls were not designed to provide reasonable assurance that incompatible access within the system, including the ability to record transactions, was appropriately segregated, impacting the validity, accuracy and completeness of all key accounts and disclosures. The locations impacted were principally related to the international entities acquired as part of the Actavis Group in 2012.

In response to this material weakness, changes were made to the Company’s internal control over financial reporting, including enhancements to our process over granting access and monitoring segregation of duties conflicts in our Company’s information technology systems and the creation of a governance function to implement a standardized change management program.

The Company has completed the documentation and testing of the corrective actions described above and, as of December 31, 2014, has concluded that the remediation activities implemented are sufficient to allow us to conclude that the previously disclosed material weakness has been remediated as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting, during the fiscal quarter ended December 31, 2014, that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information concerning directors of Actavis required under this Item is incorporated herein by reference to the “Board of Directors and Committees” section of our definitive proxy statement, to be filed pursuant to Regulation 14A, related to our 2015 Annual Meeting of Shareholders to be held on or about May 8, 2015 (our “2015 Proxy Statement”).

The information concerning our Audit Committee and the independence of its members required by this Item, along with information about the financial expert(s) serving on the Audit Committee, is incorporated by reference to “The Audit Committee” section of our 2015 Proxy Statement.

Executive Officers of the Registrant

Below are our executive officers as of February 18, 2015:

Name	Age	Principal Position with Registrant
Paul M. Bisaro	54	Executive Chairman
Brenton L. Saunders	44	Chief Executive Officer and President
Robert A. Stewart	47	Chief Operating Officer
William Meury	46	Executive Vice President Commercial, North American Brands
David A. Buchen	50	Executive Vice President Commercial, North American Generics and International
Maria Teresa Hilado	50	Chief Financial Officer
Robert Bailey	51	Chief Legal Officer and Corporate Secretary
Charles M. Mayr	58	Chief Communications Officer
Karen Ling	51	Chief Human Resources Officer
James C. D’Arecca	44	Chief Accounting Officer

Paul M. Bisaro

Mr. Bisaro, age 54, has served as Executive Chairman of our Board of Directors since July 2014. He previously served as our President and Chief Executive Officer and as Chairman of our Board of Directors since October 2013, prior to which he served on the Board of Directors of Actavis, Inc. since September 2007. Prior to joining Actavis, Mr. Bisaro was President, Chief Operating Officer and a member of the Board of Directors of Barr Pharmaceuticals, Inc. (“Barr”) from 1999 to 2007. Between 1992 and 1999, Mr. Bisaro served as General Counsel of Barr and from 1997 to 1999 served in various additional capacities including Senior Vice President — Strategic Business Development. Prior to joining Barr, he was associated with the law firm Winston & Strawn and a predecessor firm, Bishop, Cook, Purcell and Reynolds from 1989 to 1992. Mr. Bisaro also currently serves on the Boards of Visitors of the Catholic University of America’s Columbus School of Law and Zimmer Holdings, Inc. Mr. Bisaro received his undergraduate degree in General Studies from the University of Michigan in 1983 and a Juris Doctor from Catholic University of America in Washington, D.C. in 1989.

Brenton L. Saunders

Mr. Saunders, 44, has served as a member of our Board and as President and Chief Executive Officer since July 2014. He was previously President and Chief Executive Officer of Forest Laboratories, Inc. since October 2013 and a member of the board of directors of Forest since 2011. Mr. Saunders served as Chief Executive Officer and as a board member of Bausch + Lomb Incorporated from March 2010 until August 2013, and as a senior executive with Schering-Plough from 2003 to 2010, most recently as President of Global Consumer Health Care. He also served as Head of Integration for both Schering-Plough’s merger with Merck & Co. and for its $16 billion acquisition of Organon BioSciences. Before joining Schering-Plough, Mr. Saunders was a Partner and Head of the Compliance Business Advisory Group at PricewaterhouseCoopers LLP from 2000 to 2003. Prior to that, he was Chief Risk Officer at Coventry Health Care between 1998 and 1999 and a co-founder of the Health Care Compliance Association in 1995. Mr. Saunders began his career as Chief Compliance Officer for the Thomas Jefferson University Health System. In addition to the Bausch + Lomb board, he served on the board of ElectroCore LLC. He is also the former Chairman of the New York chapter of the American Heart Association. He currently is on the board of the Overlook Hospital Foundation and is also a member of the Board of Trustees of the University of Pittsburgh, The Business Council and PhRMA. He received a B.A. from the University of Pittsburgh, an M.B.A. from Temple University School of Business, and a J.D. from Temple University School of Law.

Robert A. Stewart

Mr. Stewart, age 47, has served as our Chief Operating Officer since July 2014. He previously served as our President, Global Operations since April 2012 and served as Executive Vice President, Global Operations, since August 2010. He joined Actavis in November 2009 as Senior Vice President, Global Operations. Prior to joining Actavis, Mr. Stewart held various positions with Abbott Laboratories, Inc. from 2002 until 2009 where he most recently served as Divisional Vice President, Global Supply Chain. From 2005 until 2008, he served as Divisional Vice President, Quality Assurance and prior to this position served as Divisional Vice President for U.S./Puerto Rico and Latin America Plant Operations as well as Director of Operations for Abbott’s Whippany plant. Prior to joining Abbott Laboratories, Inc., he worked for Knoll Pharmaceutical Company from 1995 to 2001 and Hoffman La-Roche Inc. Mr. Stewart received B.S. degrees in Business Management / Finance in 1994 from Fairleigh Dickinson University.

William Meury

Mr. Meury, age 46, has served as our Executive Vice President Commercial, North American Brands since July 2014. He previously served as Executive Vice President, Sales and Marketing, Forest Laboratories, Inc. He joined Forest in 1993 and has held positions in Marketing, New Products, Business Development, and Sales. Most recently, as Senior Vice President, Global Commercial and U.S. Marketing, Mr. Meury oversaw the activities of several departments including Product Management, Market Research, and Commercial Assessments, as well as Forest’s Global Marketing and Early Commercialization groups. Mr. Meury has directed 10 product launches during his tenure at Forest. Before joining Forest, Mr. Meury worked in public accounting for Reznick Fedder & Silverman and in financial reporting for MCI Communications. He has a B.S. in Economics from the University of Maryland.

David A. Buchen

Mr. Buchen, age 50, has served as our Executive Vice President Commercial, North American Generics and International since July 2014. He previously served as our Chief Legal Officer — Global and Secretary since 2012, Executive Vice President, General Counsel and Secretary since March 2011, Senior Vice President, General Counsel and Secretary from November 2002 to March 2011. From November 2000 to November 2002, Mr. Buchen served as Vice President and Associate General Counsel. From February 2000 to November 2000, he served as Vice President and Senior Corporate Counsel. From November 1998 to February 2000, he served as Senior Corporate Counsel and as Corporate Counsel. He also served as Assistant Secretary from February 1999 to November 2002. Prior to joining Actavis, Mr. Buchen was Corporate Counsel at Bausch & Lomb Surgical (formerly Chiron Vision Corporation) from November 1995 until November 1998 and was an attorney with the law firm of Fulbright & Jaworski, LLP. Mr. Buchen received a B.A. in Philosophy from the University of California, Berkeley in 1985, and a Juris Doctor with honors from George Washington University Law School in 1989.

Maria Teresa Hilado

Ms. Hilado, age 50, has served as our Chief Financial Officer since December 2014. Prior to joining Actavis, Ms. Hilado served as Senior Vice President, Finance and Treasurer of PepsiCo, Inc. since 2009. Ms. Hilado has over 26 years of finance, treasury and strategic experience in large global public corporations across a variety of industries. Prior to joining PepsiCo in 2009, she served as the Vice President and Treasurer at

Schering-Plough Corp., a pharmaceutical company now known as Merck & Co., from 2008 to 2009. Ms. Hilado joined General Motors (GM) Corporation in 1990, spending 17 years in a variety of senior finance roles including Assistant Treasurer. In addition, she held a variety of positions in mergers and acquisitions, labor negotiations, and treasury. She also served as Chief Financial Officer of General Motors Acceptance Corporation Commercial Finance from 2001 to 2005. Ms. Hilado currently serves on the board of directors of H.B. Fuller Company, which she joined in October 2013, and from May 2013 until August 2013, served on the board of directors of Bausch + Lomb. Ms. Hilado earned a M.B.A. from the University of Virginia’s Darden School of Business Administration, and a B.S. in Management Engineering from Ateneo de Manila University in the Philippines.

Robert Bailey

Mr. Bailey, age 51, has served as our Chief Legal Officer and Corporate Secretary since July 2014. He previously served from November 2013 to June 2014 as Senior Vice President, Chief Legal Officer, General Counsel and Corporate Secretary of Forest Laboratories, Inc. He previously served from 2007 to 2013 as Executive Vice President, Law, Policy and Communications at Bausch + Lomb. Before joining Bausch + Lomb in 1994, Mr. Bailey was an attorney at Nixon Peabody (formerly Nixon Hargrave Devans & Doyle). Mr. Bailey received his law degree from the University of Minnesota and his undergraduate degree from St. Olaf College in Northfield, MN.

Charles M. Mayr

Mr. Mayr, age 58, has served as our Chief Communication Officer since April 2012. Mr. Mayr joined Actavis as Senior Vice President, Corporate Affairs in September 2009. Prior to joining Actavis, Mr. Mayr operated advertising and public relations consulting company, serving such clients as Actavis, the Generic Pharmaceuticals Association, Barr Pharmaceuticals, Inc. and a variety of professional associations and consumer products and service companies. Prior to starting his consultancy business, he served as director of corporate communications for Barr. Prior to joining Barr, he served as director of global communications for Sterling Drug Inc., the global brand and consumer health products pharmaceutical subsidiary of Kodak. Mr. Mayr began his career as a broadcast and print journalist and has a B.A. in journalism from New York University.

Karen Ling

Ms. Ling, age 51, has served as our Chief Human Resources Officer since July 2014. She previously served as Senior Vice President and Chief Human Resources Officer at Forest Laboratories, Inc. since January 2014. Ms. Ling joined Forest from Merck & Co., Inc., where she served as Senior Vice President, Human Resources, for the company’s Global Human Health and Consumer Care businesses worldwide. Prior to that role at Merck, she was Vice President, Compensation and Benefits. Before Merck, Ms. Ling was Group Vice President, Global Compensation & Benefits at Schering-Plough. She also spent 14 years at Wyeth in various positions of responsibility in human resources as well as in Wyeth Pharmaceutical’s Labour and Employment Department. Prior to joining Wyeth, Ms. Ling practiced corporate law with Goldstein and Manello, P.C. in Boston. Ms. Ling holds a B.A. from Yale University and a J.D. from Boston University School of Law.

James C. D’Arecca

Mr. D’Arecca, age 44, has served as our Chief Accounting Officer since August 2013. Prior to joining Actavis, Mr. D’Arecca held a similar position at Bausch & Lomb. Prior to joining Bausch + Lomb, Mr. D’Arecca worked for Merck & Co., Inc. where he was Executive Director and Business Development Controller responsible for being the primary liaison between the Controller’s organization and the business development and corporate licensing functions. Prior to joining Merck, Mr. D’Arecca was Executive Director and Assistant Controller at Schering-Plough. Mr. D’Arecca also spent 13 years with PricewaterhouseCoopers as a Certified Public Accountant. Mr. D’Arecca received his M.B.A. from Columbia University and his B.S. in Accounting from Rutgers University.

Our executive officers are appointed annually by the Board of Directors, hold office until their successors are chosen and qualified, and may be removed at any time by the affirmative vote of a majority of the Board of

Directors. We have employment agreements with most of our executive officers. There are no family relationships between any director and executive officer of Actavis.

Section 16(a) Compliance

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2015 Proxy Statement.

Code of Ethics

We have adopted a Code of Conduct that applies to our employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Conduct is posted on our Internet website at www.Actavis.com. Any person may request a copy of our Code of Conduct by contacting us at our administrative address: Morris Corporate Center III, 400 Interpace Parkway, Parsippany, NJ 07054, Attn: Secretary. Any amendments to or waivers from the Code of Conduct will be posted on our website at www.Actavis.com under the caption “Corporate Governance” within the Investors section of our website.

ITEM 11.	EXECUTIVE COMPENSATION

The information concerning executive and director compensation, and concerning our compensation committee and the compensation committee report for Actavis required under this Item is incorporated herein by reference to the “Compensation Discussion and Analysis” section of our 2015 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning security ownership of certain beneficial owners and management and related stockholder matters and the equity compensation plan information required under this Item is incorporated herein by reference to the “Beneficial Ownership of Stockholders, Directors and Executive Officers” and “Equity Compensation Plan Information as of December 31, 2014” sections of our 2015 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions, and director independence required under this Item is incorporated herein by reference to the “Certain Relationships and Related Transactions” and “Director Independence” sections of our 2015 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning principal accountant fees and services required under this Item is incorporated herein by reference to the “Audit Fees” section of our 2015 Proxy Statement.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of the Annual Report on Form 10-K:

1.	Consolidated Financial Statement and Supplementary Data

All other financial statement schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

3.	Exhibits

Reference is hereby made to the Exhibit Index immediately following page F-133 Supplementary Data (Unaudited) of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of February, 2015.

ACTAVIS plc

By:	/s/ Brenton L. Saunders
Brenton L. Saunders
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons and in the capacities indicated on the 18th day of February, 2015.

Signature	Title

/s/ Paul M. Bisaro	Executive Chairman, Director
Paul M. Bisaro

/s/ Brenton L. Saunders	Chief Executive Officer, President, Director
Brenton L. Saunders

/s/ Maria Teresa Hilado	Chief Financial Officer
Maria Teresa Hilado

/s/ James C. D’Arecca	Chief Accounting Officer
James D’Arecca

*	Director
Nesli Basgoz, M.D.

*	Director
James H. Bloem

*	Director
Christopher W. Bodine

*	Director
Christopher J. Coughlin

*	Director
Tamar D. Howson

*	Director
John A. King, Ph.D.

*	Director
Catherine M. Klema

Signature	Title
*	Director
Jiri Michal

*	Director
Patrick J. O’Sullivan

*	Director
Ronald Taylor

*	Director
Andrew Turner

*	Director
Fred Weiss

*By:	/s/ A. Robert D. Bailey
A. Robert D. Bailey
Attorney-in-fact

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of February, 2015.

WARNER CHILCOTT LIMITED

By:	/s/ A. Robert D. Bailey
A. Robert D. Bailey
Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons and in the capacities indicated on the 18th day of February, 2015.

Signature	Title
/s/ Claire Gilligan	President (Principal Executive Officer)
Claire Gilligan

/s/ Robert Whiteford	Vice President, Director of Finance and Assistant Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)
Robert Whiteford

/s/ A. Robert D. Bailey	Authorized Representative in the United States
A. Robert D. Bailey

*	Director
Claire Gilligan

*	Director
Robert Whiteford

*	Director
Tony Hynds

*By:	/s/ A. Robert D. Bailey
A. Robert D. Bailey
Attorney-in-fact

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Registrants and their subsidiaries are required to be included in Item 15:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Actavis plc

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive (loss)/income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Actavis plc and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded certain non-integrated aspects of Forest Laboratories, Inc. (“Forest”), a wholly-owned subsidiary, from its assessment of internal control over financial reporting as of December 31, 2014 because it was acquired by the Company in a purchase business combination during 2014. We have also excluded those aspects of Forest from our audit of internal control over financial reporting, which represent approximately 3.5% of total assets and 7.5% of net revenues of the related consolidated financial statement amounts as of and for the year ended December 31, 2014, respectively.

/s/ PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey

February 18, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Warner Chilcott Limited

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive (loss)/income, member’s equity and cash flows present fairly, in all material respects, the financial position of Warner Chilcott Limited and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey

February 18, 2015

ACTAVIS PLC

CONSOLIDATED BALANCE SHEETS

(In millions, except par value and share data)

	December 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$250.0	$329.0
Marketable securities	1.0	2.5
Accounts receivable, net	2,372.3	1,404.9
Inventories	2,075.5	1,786.3
Prepaid expenses and other current assets	733.4	409.2
Current assets held for sale	949.2	271.0
Deferred tax assets	500.3	231.8

Total current assets	6,881.7	4,434.7
Property, plant and equipment, net	1,594.7	1,616.8
Investments and other assets	235.4	137.5
Deferred tax assets	107.4	104.8
Product rights and other intangibles	19,188.4	8,234.5
Goodwill	24,521.5	8,197.6

Total assets	$52,529.1	$22,725.9

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,170.6	$2,343.2
Income taxes payable	50.4	96.6
Current portion of long-term debt and capital leases	697.4	534.6
Deferred revenue	27.0	38.8
Current liabilities held for sale	25.9	246.6
Deferred tax liabilities	47.3	35.1

Total current liabilities	5,018.6	3,294.9
Long-term debt and capital leases	14,846.3	8,517.4
Deferred revenue	38.8	40.1
Other long-term liabilities	335.8	326.2
Other taxes payable	892.2	187.3
Deferred tax liabilities	3,061.9	822.9

Total liabilities	24,193.6	13,188.8

Commitments and contingencies
Equity:
Ordinary shares; $0.0001 par value per share; 1,000.0 million shares authorized, 265.9 million and 174.2 million shares issued and outstanding, respectively	—	—
Additional paid-in capital	28,994.7	8,012.6
(Accumulated deficit) / retained earnings	(198.2)	1,432.3
Accumulated other comprehensive (loss) / income	(465.4)	90.5
Treasury stock, at cost; zero and 18.3 thousand shares held, respectively	—	(3.3)

Total shareholders’ equity	28,331.1	9,532.1
Noncontrolling interest	4.4	5.0

Total equity	28,335.5	9,537.1

Total liabilities and equity	$52,529.1	$22,725.9

See accompanying Notes to Consolidated Financial Statements.

ACTAVIS PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Net revenues	$13,062.3	$8,677.6	$5,914.9

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	6,303.8	4,690.7	3,394.3
Research and development	1,085.9	616.9	402.5
Selling and marketing	1,850.0	1,020.3	546.5
General and administrative	1,743.2	1,027.5	625.3
Amortization	2,597.5	842.7	481.1
Goodwill impairments	17.3	647.5	—
In-process research and development impairments	424.3	4.9	101.0
Loss on assets held for sale	190.8	42.7	—
Asset sales, impairments, and contingent consideration adjustment, net	117.2	207.6	48.5

Total operating expenses	14,330.0	9,100.8	5,599.2

Operating (loss) / income	(1,267.7)	(423.2)	315.7

Interest income	8.9	4.8	2.5
Interest expense	(411.8)	(239.8)	(111.6)
Other income (expense), net	(41.5)	19.8	38.5

Total other income (expense), net	(444.4)	(215.2)	(70.6)

(Loss) / income before income taxes and noncontrolling interest	(1,712.1)	(638.4)	245.1
(Benefit) / provision for income taxes	(81.9)	112.7	146.8

Net (loss) / income	(1,630.2)	(751.1)	98.3
(Income) / loss attributable to noncontrolling interest	(0.3)	0.7	(1.0)

Net (loss) / income attributable to ordinary shareholders	$(1,630.5)	$(750.4)	$97.3

(Loss) / earnings per share attributable to ordinary shareholders:
Basic	$(7.42)	$(5.27)	$0.77

Diluted	$(7.42)	$(5.27)	$0.76

Weighted average shares outstanding:
Basic	219.7	142.3	125.8

Diluted	219.7	142.3	128.4

See accompanying Notes to Consolidated Financial Statements.

ACTAVIS PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME

(In millions)

	Years Ended December 31,
	2014	2013	2012
Net (loss) / income	$(1,630.2)	$(751.1)	$98.3
Other comprehensive (loss) / income
Foreign currency translation (losses) / gains	(519.5)	48.4	113.3
Unrealized (losses) / gains, net of tax	(36.4)	5.3	—
Reclassification for gains included in net income, net of tax	—	—	—

Total other comprehensive (loss) / income, net of tax	(555.9)	53.7	113.3

Comprehensive (loss) / income	(2,186.1)	(697.4)	211.6
Comprehensive (income) / loss attributable to noncontrolling interest	(0.3)	0.7	(1.0)

Comprehensive (loss) / income attributable to ordinary shareholders	$(2,186.4)	$(696.7)	$210.6

See accompanying Notes to Consolidated Financial Statements.

ACTAVIS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities:
Net (loss) / income	$(1,630.2)	$(751.1)	$98.3

Reconciliation to net cash provided by operating activities:
Depreciation	230.9	202.0	97.5
Amortization	2,597.5	842.7	481.1
Provision for inventory reserve	156.1	113.8	62.5
Share-based compensation	368.0	133.6	48.8
Deferred income tax benefit	(690.1)	(275.0)	(221.0)
(Earnings) loss on equity method investments	(6.1)	(5.7)	(1.3)
Gain on sale of securities	(4.3)	—	(28.8)
Goodwill impairment	17.3	647.5	—
In-process research and development impairments	424.3	4.9	101.0
Loss / (gain) on asset sale and impairment, net	143.1	55.9	(42.3)
Amortization of inventory step up	985.8	267.0	44.1
Loss on foreign exchange derivatives	—	—	70.4
Amortization of deferred financing costs	87.2	10.3	40.6
Increase / (decrease) in allowance for doubtful accounts	11.9	(0.3)	3.6
Accretion of preferred stock and contingent payment consideration	20.7	11.4	21.5
Contingent consideration fair value adjustment	(91.9)	148.6	(19.5)
Non-cash impact of debt extinguishment	(91.7)	—	—
Excess tax benefit from stock-based compensation	(51.1)	(69.0)	(13.7)
Impact of assets held for sale	190.8	42.7	—
Other, net	6.7	(2.2)	3.3
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	(611.1)	19.1	371.1
Decrease / (increase) in inventories	(207.2)	(213.1)	(50.3)
Decrease / (increase) in prepaid expenses and other current assets	29.4	49.9	(41.6)
Increase / (decrease) in accounts payable and accrued expenses	416.5	(20.4)	(222.7)
Increase / (decrease) in deferred revenue	(21.9)	28.2	(14.9)
Increase / (decrease) in income and other taxes payable	29.7	7.4	(130.6)
Increase / (decrease) in other assets and liabilities	(67.3)	(34.7)	8.7

Total adjustments	3,873.2	1,964.6	567.5

Net cash provided by operating activities	2,243.0	1,213.5	665.8

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(238.6)	(177.9)	(137.5)
Additions to product rights and other intangibles	(36.1)	(130.0)	(9.0)
Additions to marketable securities and other investments	(1.0)	—	(5.2)
Proceeds from sales of property, plant and equipment	13.7	7.1	8.0
Proceeds from sales of marketable securities and other investments	12.0	33.2	58.9
Proceeds from sales of assets	441.7	4.5	232.5
Acquisitions of business, net of cash acquired	(5,562.3)	(15.1)	(5,742.8)
Investment in foreign exchange derivative	—	—	(156.7)
Other investing activities, net	—	2.9	2.8

Net cash (used in) investing activities	(5,370.6)	(275.3)	(5,749.0)

Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness	8,076.2	1,882.3	5,665.5
Proceeds from borrowings on credit facility	1,280.0	555.0	375.0
Debt issuance and other financing costs	(224.3)	(7.4)	(77.8)
Payments on debt, including capital lease obligations	(6,127.0)	(3,229.5)	(679.7)
Proceeds from stock plans	105.9	48.0	18.8
Payments of contingent consideration	(14.3)	(4.3)	(105.3)
Repurchase of ordinary shares	(130.1)	(170.0)	(16.1)
Acquisition of noncontrolling interest	—	(10.4)	(4.5)
Excess tax benefit from stock-based compensation	51.1	69.0	13.7

Net cash provided / (used in) by financing activities	3,017.5	(867.3)	5,189.6

Effect of currency exchange rate changes on cash and cash equivalents	(5.9)	(23.9)	3.3
Movement in cash held for sale	37.0	(37.0)	—

Net increase / (decrease) in cash and cash equivalents	(79.0)	10.0	109.7
Cash and cash equivalents at beginning of period	329.0	319.0	209.3

Cash and cash equivalents at end of period	$250.0	$329.0	$319.0

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$316.8	$226.5	$56.7
Income taxes, net of refunds	$560.6	$380.1	$489.0
Schedule of Non-Cash Investing Activities
Acquisition of Forest net assets	$20,590.5	$—	$—
Acquisition of Warner Chilcott net assets	$—	$5,654.4	$—
Schedule of Non-Cash Financing Activities
Acquisition of Forest net assets	$20,590.5	$—	$—
Equity consideration related to Warner Chilcott Acquisition, net of shares cancelled	$—	$5,833.9	$—
Shares issued in connection with Actavis Group Acquisition	$—	$486.3	$—

See accompanying Notes to Consolidated Financial Statements.

ACTAVIS PLC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Ordinary Shares		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Shares		Total
	Shares	Amount				Shares	Amount
BALANCE, January 1, 2012	137.1	$0.4	$1,881.0	$2,085.4	$(76.5)	(10.0)	$(326.7)	$3,563.6
Comprehensive income:
Net income attributable to ordinary shareholders	—	—	—	97.3	—	—	—	97.3
Other comprehensive income, net of tax	—	—	—	—	113.3	—	—	113.3

Total comprehensive income								210.6
Share-based compensation	—	—	48.1	—	—	—	—	48.1
Ordinary shares issued under employee stock plans	0.9	—	18.8	—	—	—	—	18.8
Tax benefits from exercise of options	—	—	13.7	—	—	—	—	13.7
Acquisition of noncontrolling interest	—	—	(4.9)	—	—	—	—	(4.9)
Repurchase of ordinary shares	—	—	—	—	—	(0.3)	(16.1)	(16.1)

BALANCE, December 31, 2012	138.0	$0.4	$1,956.7	$2,182.7	$36.8	(10.3)	$(342.8)	$3,833.8
Comprehensive income:
Net (loss) income attributable to ordinary shareholders	—	—	—	(750.4)	—	—	—	(750.4)
Other comprehensive income, net of tax	—	—	—	—	53.7	—	—	53.7

Total comprehensive income								(696.7)
Ordinary shares issued in connection with the Actavis Acquisition	5.5	—	486.3	—	—	—	—	486.3
Ordinary shares issued in connection with the Warner Chilcott Acquistion	40.4	—	5,833.9	—	—	—	—	5,833.9
Result of contribution of Actavis, Inc. to Actavis plc	(11.5)	(0.4)	(509.1)	—	—	11.5	509.5	—
Share-based compensation	—	—	132.1	—	—	—	—	132.1
Ordinary shares issued under employee stock plans	1.8	—	48.0	—	—	—	—	48.0
Tax benefits from exercise of options	—	—	69.0	—	—	—	—	69.0
Acquisition of noncontrolling interest	—	—	(4.3)	—	—	—	—	(4.3)
Repurchase of ordinary shares	—	—	—	—	—	(1.2)	(170.0)	(170.0)

BALANCE, December 31, 2013	174.2	$—	$8,012.6	$1,432.3	$90.5	—	$(3.3)	$9,532.1
Comprehensive income:
Net (loss) attributable to ordinary shareholders	—	—	—	(1,630.5)	—	—	—	(1,630.5)
Other comprehensive income, net of tax	—	—	—	—	(555.9)	—	—	(555.9)

Total comprehensive income								(2,186.4)
Share-based compensation	—	—	368.0	—	—	—	—	368.0
Issuance for the July 1, 2014 Forest Acquisition	90.9	—	20,590.5	—	—	—	—	20,590.5
Ordinary shares issued under employee stock plans	1.4	—	105.9	—	—	—	—	105.9
Tax benefits from exercise of options	—	—	51.1	—	—	—	—	51.1
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—
Repurchase of ordinary shares	(0.6)	—	(133.4)	—	—	—	3.3	(130.1)

BALANCE, December 31, 2014	265.9	$—	$28,994.7	$(198.2)	$(465.4)	—	$—	$28,331.1

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$244.3	$323.5
Marketable securities	1.0	2.5
Accounts receivable, net	2,371.6	1,404.3
Receivable from Parents	269.8	126.5
Inventories	2,075.5	1,786.3
Prepaid expenses and other current assets	730.5	406.3
Current assets held for sale	949.2	271.0
Deferred tax assets	500.3	231.8

Total current assets	7,142.2	4,552.2
Property, plant and equipment, net	1,593.8	1,615.1
Investments and other assets	235.4	137.5
Deferred tax assets	107.4	104.8
Product rights and other intangibles	19,188.4	8,234.5
Goodwill	24,521.5	8,197.6

Total assets	$52,788.7	$22,841.7

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,167.5	$2,334.2
Payables to Parents	521.1	60.4
Income taxes payable	50.4	96.6
Current portion of long-term debt and capital leases	697.4	534.6
Deferred revenue	27.0	38.8
Current liabilities held for sale	25.9	246.6
Deferred tax liabilities	47.3	35.1

Total current liabilities	5,536.6	3,346.3
Long-term debt and capital leases	14,846.3	8,517.4
Deferred revenue	38.8	40.1
Other long-term liabilities	335.9	324.2
Other taxes payable	892.2	187.3
Deferred tax liabilities	3,061.9	822.9

Total liabilities	24,711.7	13,238.2

Commitments and contingencies
Equity:
Member’s capital	29,455.9	8,049.8
(Accumulated deficit) / retained earnings	(917.9)	1,458.2
Accumulated other comprehensive (loss) / income	(465.4)	90.5

Total member’s equity	28,072.6	9,598.5
Noncontrolling interest	4.4	5.0

Total equity	28,077.0	9,603.5

Total liabilities and equity	$52,788.7	$22,841.7

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Years Ended December 31,
	2014	2013	2012
Net revenues	$13,062.3	$8,677.6	$5,914.9

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	6,303.8	4,690.7	3,394.3
Research and development	1,085.9	616.9	402.5
Selling and marketing	1,850.0	1,020.3	546.5
General and administrative	1,673.2	1,003.1	625.3
Amortization	2,597.5	842.7	481.1
Goodwill impairment	17.3	647.5	—
In-process research and development impairments	424.3	4.9	101.0
Loss on assets held for sale	190.8	42.7	—
Asset sales, impairments and contingent consideration adjustment, net	117.2	207.6	48.5

Total operating expenses	14,260.0	9,076.4	5,599.2

Operating (loss) / income	(1,197.7)	(398.8)	315.7

Non-Operating income (expense):
Interest income	8.9	4.8	2.5
Interest expense	(411.8)	(239.8)	(111.6)
Other income (expense), net	(41.5)	20.4	38.5

Total other income (expense), net	(444.4)	(214.6)	(70.6)

(Loss) / income before income taxes and noncontrolling interest	(1,642.1)	(613.4)	245.1
(Benefit) / provision for income taxes	(81.9)	111.8	146.8

Net (loss) / income	(1,560.2)	(725.2)	98.3
(Income) / loss attributable to noncontrolling interest	(0.3)	0.7	(1.0)

Net / (loss) / income to member’s	$(1,560.5)	$(724.5)	$97.3

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME

(In millions)

	Years Ended December 31,
	2014	2013	2012
Net (loss) / income	$(1,560.2)	$(725.2)	$98.3
Other comprehensive (loss) / income
Foreign currency translation (losses) / gains	(519.5)	48.4	113.3
Unrealized (losses) / gains, net of tax	(36.4)	5.3	—
Reclassification for gains included in net income, net of tax	—	—	—

Total other comprehensive (loss) / income, net of tax	(555.9)	53.7	113.3

Comprehensive (loss) / income	(2,116.1)	(671.5)	211.6
Comprehensive (income) / loss attributable to noncontrolling interest	(0.3)	0.7	(1.0)

Comprehensive (loss) / income attributable to members	$(2,116.4)	$(670.8)	$210.6

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities:
Net (loss) / income	$(1,560.2)	$(725.2)	$98.3

Reconciliation to net cash provided by operating activities:
Depreciation	230.9	202.0	97.5
Amortization	2,597.5	842.7	481.1
Provision for inventory reserve	156.1	113.8	62.5
Share-based compensation	368.0	133.6	48.8
Deferred income tax benefit	(690.1)	(275.0)	(221.0)
(Earnings) loss on equity method investments	(6.1)	(5.7)	(1.3)
Loss / (gain) on sale of securities and assets, net	(4.3)	—	(28.8)
Goodwill impairment	17.3	647.5	—
In-process research and development impairments	424.3	4.9	101.0
Loss / (gain) on asset sales and impairments, net	143.1	55.9	(42.3)
Amortization of inventory step up	985.8	267.0	44.1
Loss on foreign exchange derivatives	—	—	70.4
Amortization of deferred financing costs	87.2	10.3	40.6
Increase / (decrease) in allowance for doubtful accounts	11.9	(0.3)	3.6
Accretion of contingent payment consideration	20.7	11.4	21.5
Contingent consideration fair value adjustment	(91.9)	148.6	(19.5)
Non-cash impact of debt extinguishment	(91.7)	—	—
Excess tax benefit from stock-based compensation	—	(69.2)	(13.7)
Impact of assets held for sale	190.8	42.7	—
Other, net	6.7	(2.2)	3.3
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	(611.2)	19.3	371.1
Decrease / (increase) in inventories	(207.2)	(213.1)	(50.3)
Decrease / (increase) in prepaid expenses and other current assets	29.4	49.9	(41.6)
Increase / (decrease) in accounts payable and accrued expenses	409.5	(24.3)	(222.7)
Increase / (decrease) in deferred revenue	(21.9)	28.2	(14.9)
Increase / (decrease) in income and other taxes payable	29.7	7.4	(130.6)
Increase / (decrease) in other assets and liabilities, including receivable / payable with Parents	(154.6)	(63.0)	8.7

Total adjustments	3,829.9	1,932.4	567.5

Net cash provided by operating activities	2,269.7	1,207.2	665.8

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(238.6)	(177.9)	(137.5)
Additions to product rights and other intangibles	(36.1)	(130.0)	(9.0)
Additions to marketable securities and other investments	(1.0)	—	(5.2)
Proceeds from sales of property, plant and equipment	13.7	7.1	8.0
Proceeds from sales of marketable securities and other investments	12.0	33.2	58.9
Proceeds from sales of assets	441.7	4.5	232.5
Acquisitions of business, net of cash acquired	(5,562.3)	(15.1)	(5,742.8)
Investment in foreign exchange derivative	—	—	(156.7)
Other investing activities, net	—	2.9	2.8

Net cash (used in) investing activities	(5,370.6)	(275.3)	(5,749.0)

Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness	8,076.2	1,882.3	5,665.5
Proceeds from borrowings on credit facility	1,280.0	555.0	375.0
Debt issuance and other financing costs	(224.3)	(7.4)	(77.8)
Payments on debt, including capital lease obligations	(6,127.0)	(3,229.5)	(679.7)
Proceeds from stock plans	—	44.0	18.8
Payments of contingent consideration	(14.3)	(4.3)	(105.3)
Repurchase of ordinary shares	—	(165.4)	(16.1)
Acquisition of noncontrolling interest	—	(10.4)	(4.5)
Excess tax benefit from stock-based compensation	—	69.2	13.7

Net cash provided by / (used in) financing activities	2,990.6	(866.5)	5,189.6

Effect of currency exchange rate changes on cash and cash equivalents	(5.9)	(23.9)	3.3
Movement in cash held for sale	37.0	(37.0)	—

Net increase / (decrease) in cash and cash equivalents	(79.2)	4.5	109.7
Cash and cash equivalents at beginning of period	323.5	319.0	209.3

Cash and cash equivalents at end of period	$244.3	$323.5	$319.0

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$316.8	$226.5	$56.7
Income taxes, net of refunds	560.6	$380.1	$489.0
Schedule of Non-Cash Investing Activities:
Acquisition of Forest net assets	$21,406.1	$—	$—
Acquisition of Warner Chilcott net assets	$—	$5,661.8	$—
Schedule of Non-Cash Financing Activities:
Acquisition of Forest net assets	$21,406.1	$—	$—
Acquisition of Warner Chilcott net assets	$—	$5,833.9	$—
Contribution to Parent	$(815.6)	$—	$—
Shares issued in connection with Actavis Group Acquisition	$—	$486.3	$—
See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY

(In millions, except share data)

	Member’s Capital		(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total
	Shares	Amount
BALANCE, January 1, 2012	100.0	$1,554.7	$2,085.4	$(76.5)	$3,563.6
Comprehensive income:
Net income attributable to members	—	—	97.3	—	$97.3
Other comprehensive income, net of tax	—	—	—	113.3	113.3

Total comprehensive income					210.6
Share-based compensation	—	64.5	—	—	64.5
Acquisition of noncontrolling interest	—	(4.9)	—	—	(4.9)

BALANCE, December 31, 2012	100.0	$1,614.3	$2,182.7	$36.8	$3,833.8
Comprehensive income:
Net (loss) attributable to members	—	—	(724.5)	—	(724.5)
Other comprehensive income, net of tax	—	—	—	53.7	53.7

Total comprehensive income					(670.8)
Ordinary shares issued in connection with the Actavis Acquisition		486.3	—	—	486.3
Ordinary shares issued in connection with the Warner Chilcott Acquistion		5,833.9	—	—	5,833.9
Share-based compensation	—	119.6	—	—	119.6
Acquisition of noncontrolling interest	—	(4.3)	—	—	(4.3)

BALANCE, December 31, 2013	100.0	$8,049.8	$1,458.2	$90.5	$9,598.5
Comprehensive income:
Net (loss) attributable to members	—	—	(1,560.5)	—	(1,560.5)
Other comprehensive income, net of tax	—	—	—	(555.9)	(555.9)

Total comprehensive income					(2,116.4)
Contribution from Parent	—	21,406.1	—	—	21,406.1
Dividend to Parent	—	—	(815.6)	—	(815.6)

BALANCE, December 31, 2014	100.0	$29,455.9	$(917.9)	$(465.4)	$28,072.6

See accompanying Notes to Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Description of Business

Actavis plc (formerly known as Actavis Limited) is a global specialty pharmaceutical company engaged in the development, manufacturing, marketing, and distribution of generic, branded generic, brand name (“brand”, “branded” or “specialty brand”), biosimilar and over-the-counter (“OTC”) pharmaceutical products. We also develop and out-license generic pharmaceutical products primarily in Europe through our Medis third-party business. In the third quarter of 2014, in connection with the Forest Acquisition (defined below), the Board of Directors realigned the Company’s global strategic business structure. Under the new organizational structure, the Company organized its business into three operating segments: North American Brand, North American Generics and International, and Anda Distribution.

The Company has operations in more than 60 countries throughout North America (The United States of America (“U.S.”), Canada, and Puerto Rico) and the rest of world. The U.S. remains our largest commercial market and represented more than half of total net revenues for each of 2014, 2013 and 2012. As of December 31, 2014, we marketed approximately 250 generic pharmaceutical product families and approximately 80 brand pharmaceutical product families in the U.S. and distributed approximately 12,650 stock-keeping units (“SKUs”) through our Anda Distribution segment.

NOTE 2 — Formation of the Company

Actavis plc (formerly known as Actavis Limited) was incorporated in Ireland on May 16, 2013 as a private limited company and re-registered effective September 18, 2013 as a public limited company. It was established for the purpose of facilitating the business combination between Actavis, Inc. and Warner Chilcott plc (“Warner Chilcott”). On October 1, 2013, pursuant to the transaction agreement dated May 19, 2013 among Actavis, Inc., Warner Chilcott, the Company, Actavis Ireland Holding Limited, Actavis W.C. Holding LLC (now known as Actavis W.C. Holding Inc.) and Actavis W.C. Holding 2 LLC (now known as Actavis W.C. Holding 2 Inc.) (“MergerSub”), (i) the Company acquired Warner Chilcott (the “Warner Chilcott Acquisition”) pursuant to a scheme of arrangement under Section 201, and a capital reduction under Sections 72 and 74, of the Irish Companies Act of 1963 where each Warner Chilcott ordinary share was converted into 0.160 of an Actavis plc ordinary share (the “Company Ordinary Shares”), or $5,833.9 million in equity consideration, and (ii) MergerSub merged with and into Actavis, Inc., with Actavis, Inc. as the surviving corporation in the merger (the “Merger” and, together with the Warner Chilcott Acquisition, the “Transactions”). Following the consummation of the Transactions, Actavis, Inc. and Warner Chilcott became wholly-owned subsidiaries of Actavis plc. Each of Actavis, Inc.’s common shares was converted into one Company Ordinary Share. Effective October 1, 2013, through a series of related-party transactions, Actavis plc contributed its indirect subsidiaries, including Actavis, Inc. to Warner Chilcott Limited.

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

References throughout to “we,” “our,” “us,” the “Company” or “Actavis” refer to financial information and transactions of Watson Pharmaceuticals, Inc. prior to January 23, 2013, Actavis, Inc. from January 23, 2013 until October 1, 2013 and Actavis plc and Warner Chilcott Limited subsequent to October 1, 2013.

References throughout to “ordinary shares” refer to Actavis, Inc.’s Class A common shares, par value $0.0033 per share, prior to the consummation of the Transactions and to Actavis plc’s ordinary shares, par value $0.0001 per share, since the consummation of the Transactions.

Pursuant to Rule 12g-3(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Actavis plc is the successor issuer to Actavis, Inc. and to Warner Chilcott. Actavis plc’s ordinary shares are

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deemed to be registered under Section 12(b) of the Exchange Act, and Actavis plc is subject to the informational requirements of the Exchange Act, and the rules and regulations promulgated thereunder. Actavis plc’s ordinary shares were approved for listing on the New York Stock Exchange (“NYSE”) and trade under the symbol “ACT”.

NOTE 3 — Reconciliation of Warner Chilcott Limited results to Actavis plc results

Warner Chilcott Limited is an indirect wholly-owned subsidiary of Actavis plc, the ultimate parent of the group. The results of Warner Chilcott Limited are consolidated into the results of Actavis plc. Due to the deminimis activity between Actavis plc and Warner Chilcott Limited, references throughout this filing relate to both Actavis plc and Warner Chilcott Limited. Warner Chilcott Limited references relate only to itself and not to any other company.

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

	December 31, 2014			December 31, 2013
(in millions)	Actavis plc	Warner Chilcott Limited	Difference	Actavis plc	Warner Chilcott Limited	Difference
Cash and cash equivalents	$250.0	$244.3	$5.7	$329.0	$323.5	$5.5
Accounts receivable, net	2,372.3	2,371.6	0.7	1,404.9	1,404.3	0.6
Prepaid expenses and other current assets	733.4	730.5	2.9	409.2	406.3	2.9
Property, plant and equipment, net	1,594.7	1,593.8	0.9	1,616.8	1,615.1	1.7
Accounts payables and accrued liabilities	4,170.6	4,167.5	3.1	2,343.2	2,334.2	9.0

	Year ended December 31, 2014			Year ended December 31, 2013
	Actavis plc	Warner Chilcott Limited	Difference	Actavis plc	Warner Chilcott Limited	Difference
General and administrative expenses	$1,743.2	$1,673.2	$70.0	$1,027.5	$1,003.1	$24.4
Operating (loss)	(1,267.7)	(1,197.7)	(70.0)	(423.2)	(398.8)	(24.4)
(Loss) before income taxes and noncontrolling interest	(1,712.1)	(1,642.1)	(70.0)	(638.4)	(613.4)	(25.0)
(Benefit) / provision for income taxes	(81.9)	(81.9)	—	112.7	111.8	0.9
Net (loss)	(1,630.2)	(1,560.2)	(70.0)	(751.1)	(725.2)	(25.9)

The difference between general and administrative expenses in the years ending December 31, 2014 and 2013 were due to non-recurring transaction costs incurred as part of the pending transaction with Allergan, Inc. (“Allergan”), the Forest Acquisition and the Warner Chilcott Acquisition. There were no differences between the Consolidated Statement of Operations for the year ended December 31, 2012 as Actavis, Inc. was the predecessor company to both Actavis plc and Warner Chilcott Limited.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 — Summary of Significant Accounting Policies

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

Reclassifications

The Company has made certain reclassifications to prior period information to conform to the current period presentation, including expanding the categories disclosed in the accompanying statement of operations and cash flows to include “In-process research and development impairments” which were previously disclosed within the “Asset sales, impairments, and contingent consideration adjustment, net” line item.

Use of Estimates

Management is required to make certain estimates and assumptions in order to prepare consolidated financial statements in conformity with GAAP. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Company’s most significant estimates relate to the determination of SRA’s (defined below) included within either accounts receivable or accrued liabilities, the valuation of inventory balances, the determination of useful lives for intangible assets, pension and other post-retirement benefit plan assumptions, the assessment of expected cash flows used in evaluating goodwill and other long-lived assets for impairment and recognition and measurement of assets acquired and liabilities assumed in business combinations at fair value. The estimation process required to prepare the Company’s consolidated financial statements requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. The Company’s actual results could differ materially from those estimates.

Foreign Currency Translation

For most of the Company’s international operations, the local currency has been determined to be the functional currency. The results of its non-U.S. dollar based operations are translated to U.S. dollars at the average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing rate of exchange at the date of the equity transaction. Translation adjustments are reflected in stockholders’ equity and are included as a component of other comprehensive (loss) / income. The effects of converting non-functional currency assets and liabilities into the functional currency are recorded as general and administrative expenses in the consolidated statements of operations.

The Company realizes foreign currency gains / (losses) in the normal course of business based on movement in the applicable exchange rates. These gains / (losses) are included as a component of general and administrative expenses.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include cash in banks, commercial paper and deposits with financial institutions that can be liquidated without prior notice or penalty. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Other Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts and other receivables, investments, trade accounts payable, and long-term debt, including the current portion. The carrying amounts of cash and cash equivalents, marketable securities, accounts and other receivables and trade accounts payable are representative of their respective fair values due to their relatively short maturities. The fair values of investments in companies that are publicly traded and not accounted for under the equity method are based on quoted market prices. The Company estimates the fair value of its fixed rate long-term obligations based on quoted market rates. The carrying amount reported for long-term debt, other than the Company’s indebtedness under senior notes, is considered to be representative of fair value as they are at variable rates and reprice frequently.

Inventories

Inventories consist of finished goods held for sale and distribution, raw materials and work in process. Inventory includes product pending approval by the U.S. Food and Drug Administration (“FDA”), by other regulatory agencies or product that has not been launched due to contractual restrictions. This inventory consists of generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product has already received regulatory approval and is awaiting a contractual triggering event to enter the marketplace. Inventory also includes brand pharmaceutical products which represents FDA approved indications. Inventory valuation reserves are established based on a number of factors/situations including, but not limited to, raw materials, work in process, or finished goods not meeting product specifications, product obsolescence, or application of the lower of cost (first-in, first-out method) or market (net realizable value) concepts.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketable Securities

The Company’s marketable securities consist of U.S. treasury and agency securities and equity securities of publicly-held companies. The Company’s marketable securities are classified as available-for-sale and are recorded at fair value, based upon quoted market prices. Unrealized temporary adjustments to fair value are included on the balance sheet in a separate component of stockholders’ equity as unrealized gains and losses and are reported as a component of accumulated other comprehensive (loss) / income. No gains or losses on marketable securities are realized until shares are sold or a decline in fair value is determined to be other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

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

Acquired in-process research and development (“IPR&D”) intangible assets represent the value assigned to acquired research and development projects that, as of the date acquired, represent the right to develop, use, sell and/or offer for sale a product or other intellectual property that the Company has acquired with respect to products and/or processes that have not been completed or approved. The IPR&D intangible assets are subject to impairment testing until completion or abandonment of each project. Upon abandonment, the assets are impaired. Impairment testing requires the development of significant estimates and assumptions involving the determination of estimated net cash flows for each year for each project or product (including net revenues, cost of sales, research and development (“R&D”) costs, selling and marketing costs and other costs which may be allocated), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, competitive trends impacting the asset and each cash flow stream as well as other factors. The major risks and uncertainties associated with the timely and successful completion of the IPR&D projects include legal risk and regulatory risk. Changes in these assumptions or uncertainties could result in future impairment charges. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change or the timely completion of each project to commercial success will occur. For these and other reasons, actual results may vary significantly from estimated results.

Upon successful completion of each project and approval of the product, we will make a separate determination of the useful life of the intangible, transfer the amount to currently marketed products (“CMP”) and amortization expense will be recorded over the estimated useful life.

Contingent Consideration

Contingent consideration is recorded at the acquisition date estimated fair value of the contingent payment for all acquisitions. The fair value of the contingent consideration is remeasured at each reporting period with any adjustments in fair value included in our consolidated statement of operations. (Refer to “NOTE 23 — Fair Value Measurement” for additional details regarding the fair value of contingent consideration.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Rebates — Rebates include volume related incentives to direct and indirect customers, third-party managed care and Medicare Part D rebates, Medicaid rebates and other government rebates. Rebates are accrued based on an estimate of claims to be paid for product sold into trade by the Company. Volume rebates are generally offered to customers as an incentive to use the Company’s products and to encourage greater product sales. These rebate programs include contracted rebates based on customers’ purchases made during an applicable monthly, quarterly or annual period. The provision for third-party rebates is estimated based on our customers’ contracted rebate programs and the Company’s historical experience of rebates paid. Any significant changes to our customer rebate programs are considered in establishing the provision for rebates. The provisions for government rebates are based, in part, upon historical experience of claims submitted by the various states / authorities, contractual terms and government regulations. We monitor legislative changes to determine what impact such legislation may have on our provision.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the activity in the Company’s major categories of SRA (in millions):

	Chargebacks	Rebates	Returns and Other Allowances	Cash Discounts	Total
Balance at December 31, 2011	$160.9	$489.0	$122.0	$34.9	$806.8
Add: Actavis Group Acquisition	94.3	359.4	171.4	9.7	634.8
Provision related to sales in 2012	1,522.4	1,484.4	485.5	155.2	3,647.5
Credits and payments	(1,566.1)	(1,482.0)	(429.4)	(162.9)	(3,640.4)

Balance at December 31, 2012	$211.5	$850.8	$349.5	$36.9	$1,448.7

Add: Warner Chilcott Acquisition	5.6	255.5	121.3	5.5	387.9
Less: Assets held for sale	—	(155.2)	(3.3)	(1.0)	(159.5)
Less: Actavis Acquisition measurement period adjustment	—	(31.0)	—	—	(31.0)
Provision related to sales in 2013	2,340.0	2,339.1	904.1	201.7	5,784.9
Credits and payments	(2,310.7)	(2,197.4)	(753.7)	(195.4)	(5,457.2)

Balance at December 31, 2013	$246.4	$1,061.8	$617.9	$47.7	$1,973.8

Add: Forest Acquisition	27.9	425.0	94.3	9.8	557.0
Less: Warner Chilcott Acquisition measurement period adjustment	—	(34.3)	(22.3)	—	(56.6)
Provision related to sales in 2014	4,591.7	3,323.9	859.4	350.7	9,125.7
Credits and payments	(4,301.1)	(3,029.8)	(937.2)	(347.5)	(8,615.6)

Balance at December 31, 2014	$564.9	$1,746.6	$612.1	$60.7	$2,984.3

During the year ended December 31, 2014, the Company lowered SRA balances relating to the valuation of assets and liabilities as part of the Warner Chilcott Acquisition measurement period adjustment by $56.6 million, with an offset to goodwill ($36.8 million) and deferred tax liabilities ($19.8 million).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provisions recorded to reduce gross product sales to net product sales were as follows ($ in millions):

Year Ended December 31,	Gross Product Sales	Chargebacks	Rebates	Returns and Other Allowances	Cash Discounts	Net Product Sales	Gross-to-net Percentage
2012	$9,430.7	$1,522.4	$1,484.4	$485.5	$155.2	$5,783.2	61.3%
2013	$14,276.7	$2,340.0	$2,339.1	$904.1	$201.7	$8,491.8	59.5%
2014	$22,010.1	$4,591.7	$3,323.9	$859.4	$350.7	$12,884.4	58.5%

Included in the tables above are accounts receivable deductions within SRA’s of $1,660.9 million and $1,254.8 million at December 31, 2014 and 2013, respectively. SRA’s within accounts payable and accrued expenses were $1,323.4 million and $719.0 million at December 31, 2014 and 2013, respectively.

The movement in the percentage of provisions to gross sales is a result of changes in product mix, competition and channels of distribution. In the year ended December 31, 2014, the Company increased sales of branded products, which lowered the provision percentage. Offsetting this, was the impact of increased generic competition on some of the Company’s larger generic products which increased the rebates offered, as well as a higher portion of sales going through the wholesale channel, which has the impact of raising the rebate and chargeback percentages.

The Company does not expect future payments of SRA reserves to materially exceed our current estimates. However, if future SRA payments were to materially exceed our estimates, such adjustments may have a material adverse impact on our financial position, results of operations and cash flows.

Branded Prescription Drug Fee

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Comprehensive (Loss) / Income

Comprehensive (loss) / income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders. Other comprehensive (loss) / income refers to revenues, expenses, gains and losses that are included in comprehensive (loss) / income, but excluded from net (loss) / income as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s other comprehensive (loss) / income is comprised of unrealized gains / (losses) on certain holdings of publicly traded equity securities, investments in U.S. treasury and agency securities and actuarial gains/(losses), net of realized gains / (losses) included in net (loss) / income, net of tax and foreign currency translation adjustments.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following (in millions, except per share amounts):

	Years Ended December 31,
	2014	2013	2012
EPS — basic
Net (loss) / income attributable to ordinary shareholders	$(1,630.5)	$(750.4)	$97.3

Basic weighted average ordinary shares outstanding	219.7	142.3	125.8

EPS — basic	$(7.42)	$(5.27)	$0.77

EPS — diluted
Net (loss) / income attributable to ordinary shareholders	$(1,630.5)	$(750.4)	$97.3

Basic weighted average ordinary shares outstanding	$219.7	142.3	125.8
Effect of dilutive securities:
Dilutive stock awards	—	—	2.6

Dilutive weighted average ordinary shares outstanding	219.7	142.3	128.4

EPS — dilutive	$(7.42)	$(5.27)	$0.76

Stock awards to purchase / acquire 3.0 million and 2.1 million ordinary shares during the year ended December 31, 2014 and 2013, respectively, were outstanding, but not included in the computation of diluted EPS, because the awards were anti-dilutive. There were no anti-dilutive shares for the year ended December 31, 2012.

Employee Benefits

Defined Contribution Plans

The Company has defined contribution plans that are post-employment benefit plans under which the Company pays fixed contributions to a separate entity and has no legal or constructive obligation to pay further amounts. Obligations for contributions to the defined contribution plans are recognized as an employee benefit expense in the consolidated statement of operations in the periods during which the related services were rendered.

Defined Benefit Plans

The Company recognizes the overfunded or underfunded status of each of its defined benefit plans as an asset or liability on its consolidated balance sheets. The obligations are generally measured at the actuarial present value of all benefits attributable to employee service rendered, as provided by the applicable benefit formula. The estimates of the obligation and related expense of these plans recorded in the financial statements are based on certain assumptions. The most significant assumptions relate to discount rate and expected return on plan assets. Other assumptions used may include employee demographic factors such as compensation rate increases, retirement patterns, expected employee turnover and participant mortality rates. The difference between these assumptions and actual experience results in the recognition of an asset or liability based upon a net actuarial (gain) / loss. If the total net actuarial (gain) / loss included in accumulated other comprehensive (loss) / income exceeds a threshold of 10% of the greater of the projected benefit obligation or the market related value of plan assets, it is subject to amortization and recorded as a component of net periodic pension cost over the average remaining service lives of the employees participating in the pension plan. Net periodic benefit costs are recognized in the consolidated statement of operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-based Compensation

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

The company grants awards with the following features:

•	Time based vesting restricted stock awards

•	Performance based restricted stock awards measured to the EBITDA, as defined, of the Company or other performance based targets defined by the Company

•	Performance based restricted stock awards measured to the Total Stockholders Return, compared to pre-defined metrics

•	Non-qualified options to purchase outstanding shares

•	Cash settled awards classified as a liability

The Company recognizes share-based compensation expense for the granted awards over the applicable vesting period, net of estimated forfeitures. Estimates of anticipated vesting of awards are revised in future periods based on actual forfeiture rates and targets achieved. Such revisions may have a material impact on the results of operations.

Restructuring Costs

The Company records liabilities for costs associated with exit or disposal activities in the period in which the liability is incurred. In accordance with existing benefit arrangements, employee severance costs are accrued when the restructuring actions are probable and estimable. Costs for one-time termination benefits in which the employee is required to render service until termination in order to receive the benefits are recognized ratably over the future service period. The Company also incurs costs with contract terminations and costs of transferring products as part of restructuring activities. Refer to “NOTE 21 — Business Restructuring Charges” for more information.

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Under the new guidance, a disposal of a component of an entity or group of components of an entity that represents a strategic shift that has, or will have, a major effect on operations and financial results is a discontinued operation when any of the following occurs: (i) it meets the criteria to be classified as held for sale, (ii) it is disposed of by sale, or (iii) it is disposed of other than by sale. Also, a business that, on acquisition, meets the criteria to be classified as held for sale is reported in discontinued operations. Additionally, the new guidance requires expanded disclosures about discontinued operations, as well as disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation. The guidance is effective prospectively for all disposals (or classifications as held for sale) of components of an entity and all businesses that, on acquisition, are classified as held for sale, that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The adoption of this guidance did not have a material impact on the Company’s financial position as of December 31, 2014 or results of operations for the year ended December 31, 2014, however future transactions may be impacted.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606” (“ASU 2014-09”) and the International Accounting Standards Board (“IASB”) issued International Financial Reporting Standards (“IFRS”) 15, “Revenue from Contracts with Customers.” The issuance of these documents completes the joint effort by the FASB and the IASB to improve financial reporting by creating common revenue recognition guidance for GAAP and IFRS. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 will supersede the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition — Construction-Type and Production-Type Contracts.” In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, “Property, Plant, and Equipment,” and intangible assets within the scope of Topic 350, “Intangibles — Goodwill and Other”) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU.

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

In June 2014, the FASB issued ASU No. 2014-12 “Compensation — Stock Compensation (Topic 718).” This guidance clarifies the accounting for share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. In this case, the performance target would be required to be treated as a performance condition, and should not be reflected in estimating the grant-date fair value of the award. The guidance also addresses when to recognize the related compensation cost. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company is evaluating the impact, if any, this pronouncement will have on future financial positions and results of operations.

In November 2014, the FASB ASU No. 2014-16 “Business Combinations (Topic 805): Pushdown Accounting a consensus of the FASB Emerging Issues Task Force.” The issued guidance provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. The adoption of this guidance did not have a material impact on the Company’s financial position as of December 31, 2014 or results of operations for the year ended December 31, 2014.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — Business Development

During the years ended December 31, 2014, 2013 and 2012, the Company acquired material assets and businesses. The pro forma results of the businesses acquired that materially impacted the reported results of the Company are as follows (unaudited; $ in millions except per share information):

	Year Ended December 31, 2014
	As reported	Forest Acquisition	Pro Forma
Net Revenue	$13,062.3	$2,307.8	$15,370.1
Net (loss)/income attributable to ordinary shareholders	$(1,630.5)	$142.4	$(1,488.1)
(Loss) per share
Basic	$(7.42)		$(5.62)
Diluted	$(7.42)		$(5.62)

	Year Ended December 31, 2013
	As reported	Forest Acquisition	Warner Chilcott Acquisition	Pro Forma
Net Revenue	$8,677.6	$4,042.6	$1,790.6	$14,510.8
Net (loss)/income attributable to ordinary shareholders	$(750.4)	$(2,307.7)	$506.2	$(2,551.9)
(Loss) per share
Basic	$(5.27)			$(9.73)
Diluted	$(5.27)			$(9.73)

	Year Ended December 31, 2012
	As reported	Warner Chilcott Acquisition	Actavis Acquisition	Pro Forma
Net Revenue	$5,914.9	$2,525.1	$2,115.3	$10,555.3
Net income/(loss) attributable to ordinary shareholders	$97.3	$(159.2)	$(383.5)	$(445.4)
Earnings/(Loss) per share
Basic	$0.77			$(2.68)
Diluted	$0.76			$(2.68)

2014 Significant Business Developments

During 2014, we entered into the following business development transactions that impacted our results of operations and will continue to have an impact on our future operations.

Allergan Acquisition

On November 17, 2014, Actavis plc and Allergan announced that they have entered into a definitive agreement under which Actavis plc will acquire Allergan for a combination of $129.22 in cash and 0.3683 of an ordinary share of Actavis plc for each share of Allergan common stock (the “Pending Allergan Acquisition”). Based on the closing price of Actavis ordinary shares on November 14, 2014, the transaction was valued at approximately $66.0 billion. The addition of Allergan’s therapeutic franchises in ophthalmology, neurosciences and medical aesthetics/dermatology/plastic surgery will complement Actavis’ existing central nervous system, gastroenterology, women’s health and urology franchises. The combined company will also benefit significantly from Allergan’s global brand equity and consumer awareness of key products, including Botox® and Restasis®. The transaction also expands our presence, market and product reach across many international markets, with

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

strengthened commercial positions across Canada, Europe, Southeast Asia and other high-value growth markets, including China, India, the Middle East and Latin America. The transaction is expected to close late in the first quarter or early in the second quarter of 2015.

Pharmatech

As part of the Forest Acquisition, the Company acquired certain manufacturing plants and contract manufacturing agreements within our Aptalis Pharmaceutical Technologies (“Pharmatech”) entities. In accordance with acquisition accounting, the assets were fair valued on July 1, 2014 as assets held in use, including market participant synergies anticipated under the concept of “highest and best use”. During the fourth quarter, the decision was made to hold these assets for sale as one complete unit, without integrating the unit and realizing anticipated synergies. In the quarter ended December 31, 2014, the Company recognized an impairment on assets held for sale of $189.9 million (the “Pharmatech Transaction”) which included a portion of goodwill allocated to this business unit. On February 13, 2015, the Company and TPG, a global private investment firm, announced that they have entered into definitive agreement under which Actavis will divest Pharmatech to TPG.

Durata Therapeutics Acquisition

On November 17, 2014, the Company completed its tender offer to purchase all of the outstanding shares of Durata Therapeutics, Inc. (“Durata”), an innovative pharmaceutical company focused on the development and commercialization of novel therapeutics for patients with infectious diseases and acute illnesses (the “Durata Acquisition”). Actavis purchased all outstanding shares of Durata, which were valued at approximately $724.5 million, including the assumption of debt. Additionally, there is one contingent value right (“CVR”) per share, entitling the holder to receive additional cash payments of up to $5.00 per CVR if certain regulatory or commercial milestones related to Durata’s lead product Dalvance™ are achieved. The CVR had an acquisition date fair value of $49.0 million.

Recognition and Measurement of Assets Acquired and Liabilities Assumed at Fair Value

The Durata Acquisition has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. As of December 31, 2014, certain amounts relating to the valuation of tax related matters have not been finalized. The following table summarizes the preliminary fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date:

(in millions)	Amount
Cash and cash equivalents	$17.8
Inventory	21.0
IPR&D intangible assets	249.0
Intangible assets	480.0
Goodwill	71.6
Other assets and liabilities	(26.0)
Contingent Consideration	(49.0)
Deferred tax liabilities, net	(39.9)
Outstanding indebtedness	(67.0)

Net assets acquired	$657.5

IPR&D and Intangible Assets

IPR&D intangible assets represent the value assigned to acquired R&D projects that, as of the acquisition date, had not established technological feasibility and had no alternative future use. The IPR&D intangible assets are capitalized and accounted for as indefinite-lived intangible assets and will be subject to impairment testing

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The fair value of the IPR&D and CMP intangible assets was determined using the IPR&D and Intangible Asset Valuation Technique. The discount rate used to arrive at the present value of CMPs was 9.5% and for IPR&D intangible assets was 10.5% to reflect the internal rate of return and incremental commercial uncertainty in the cash flow projections. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results.

Goodwill

Goodwill resulting from the Durata Acquisition is assigned to our North American Brands segment and is not deductible for tax purposes. Among the primary reasons the Company acquired Durata and the factors that contributed to the recognition of goodwill is the strategic fit of DalvanceTM into our specialty brand portfolio.

Contingent Consideration

Additional consideration is conditionally due to the seller based upon the approval of DalvanceTM in Europe, the approval of a single dose indication and the product reaching certain sales milestones. The Company estimated the acquisition accounting fair value of the contingent consideration to be $49.0 million using a probability weighting approach that considered the possible outcomes based on assumptions related to the timing and probability of the product launch date, discount rates matched to the timing of the payment, and probability of success rates and discount adjustments on the related cash flows.

Long-Term Deferred Tax Liabilities and Other Tax Liabilities

Long-term deferred tax liabilities and other tax liabilities result from identifiable intangible assets fair value adjustments. These adjustments create excess book basis over the tax basis which is multiplied by the statutory tax rate for the jurisdiction in which the deferred taxes exist.

Rhythm

On October 22, 2014, the Company entered into a definitive agreement with the exclusive option to acquire Rhythm Health, Inc. (“Rhythm”), which has worldwide rights to RM-131 (relamorelin), a peptide ghrelin agonist being developed by Rhythm for the treatment of diabetic gastroparesis and other GI functional disorders. Under the terms of the agreement, the Company provided an upfront payment of $40.0 million, which will be used principally to conduct the Phase 2b study. Following the completion of the Phase 2b study, the Company will have the option as early as 2016 to acquire the company and the worldwide rights to relamorelin (the “Rhythm Transaction”). The $40.0 million payment was expensed as a component of R&D in the year ended December 31, 2014.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tretin- X

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

Furiex Acquisition

On July 2, 2014, the Company completed an agreement to acquire Furiex Pharmaceuticals, Inc. (“Furiex”) in an all-cash transaction (the “Furiex Acquisition”) valued at $1,156.2 million (including the assumption of debt) and up to approximately $360.0 million in a CVR that may be payable based on the designation of eluxadoline, Furiex’s lead product, as a controlled drug following approval (if any) which had an acquisition accounting fair value of $88.0 million on the date of acquisition (included in the value of $1,156.2 million).

Eluxadoline is a first-in-class, locally-acting mu opioid receptor agonist and delta opioid receptor antagonist for treating symptoms of diarrhea-predominant irritable bowel syndrome (IBS-d), a condition that affects approximately 28 million patients in the United States and Europe. The CVR payment is based on the status of eluxadoline, as a controlled drug following approval, if any, as follows:

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recognition and Measurement of Assets Acquired and Liabilities Assumed at Fair Value

The Furiex Acquisition has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. During the quarter ended December 31, 2014, the Company finalized the assessment of certain information regarding tax related matters recorded as of the acquisition date. While finalizing acquisition accounting, the Company recorded a measurement period adjustment for tax related matters which impacted deferred taxes and goodwill by $49.1 million. The following table summarizes the final fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date:

(in millions)	Preliminary Values as of September 30, 2014	Measurement Period Adjustment	Final Amount
Cash and cash equivalents	$14.9	$—	$14.9
IPR&D intangible assets	1,003.0	—	1,003.0
Intangible assets	408.6	—	408.6
Goodwill	301.0	(49.1)	251.9
Other assets and liabilities	(30.1)	—	(30.1)
Contingent consideration	(88.0)	—	(88.0)
Deferred tax liabilities, net	(453.2)	49.1	(404.1)
Outstanding indebtedness	(55.3)	—	(55.3)

Net assets acquired	$1,100.9	$—	$1,100.9

IPR&D and Intangible Assets

The fair value of the IPR&D and CMP intangible assets was determined using the IPR&D and Intangible Asset Valuation Technique. The discount rate used to arrive at the present value of IPR&D intangible assets as of the acquisition date was 9.9% to reflect the internal rate of return and incremental commercial uncertainty in the cash flow projections. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results. As a result of this transaction, the Company recognized IPR&D of $1,003.0 million related to eluxadoline and $408.6 million of product rights and other intangibles related to the royalty rights for Alogliptin and Priligy, which were sold in the year ended December 31, 2014.

Goodwill

Goodwill resulting from the Furiex Acquisition is assigned to our North American Brands segment and is not deductible for tax purposes. Among the primary reasons the Company acquired Furiex and the factors that contributed to the recognition of goodwill was to expand the Company’s branded pharmaceuticals specialty business within this therapeutic area.

Contingent Consideration

Additional consideration is conditionally due to the seller based upon the status of eluxadoline as a controlled drug following approval, if any. The Company estimated the acquisition accounting fair value of the contingent consideration to be $88.0 million using a probability weighting approach that considered the possible outcomes based on assumptions related to the timing and probability of the product launch date, discount rates matched to the timing of the payment, and probability of success rates and discount adjustments on the related cash flows. The fair value as of December 31, 2014 is $88.4 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Deferred Tax Liabilities and Other Tax Liabilities

Long-term deferred tax liabilities and other tax liabilities result from identifiable intangible assets fair value adjustments. These adjustments create excess book basis over the tax basis which is multiplied by the statutory tax rate for the jurisdiction in which the deferred taxes exist.

Forest Laboratories

On July 1, 2014, the Company acquired Forest Laboratories, Inc. (“Forest”) for $30.9 billion including outstanding indebtedness assumed of $3.3 billion, equity consideration of $20.6 billion, which includes outstanding equity awards, and cash consideration of $7.1 billion (the “Forest Acquisition”). Under the terms of the transaction, Forest shareholders received 89.8 million Company Ordinary Shares, 6.1 million Actavis plc non-qualified stock options and 1.1 million Actavis plc share units. Forest was a leading, fully integrated, specialty pharmaceutical company largely focused on the United States market. Forest marketed a portfolio of branded drug products and developed new medicines to treat patients suffering from diseases principally in the following therapeutic areas: central nervous system, cardiovascular, gastrointestinal, respiratory, anti-infective, and cystic fibrosis.

Assets Acquired and Liabilities Assumed at Fair Value

The transaction has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. During the quarter ended December 31, 2014, the Company finalized the valuation of certain information regarding contingent liabilities and intangible assets, and updated certain tax related matters recorded as of the acquisition date. As of December 31, 2014, certain amounts relating to the valuation of tax related matters have not been finalized. While updating acquisition accounting, the Company recorded a measurement period adjustment relating to contingent liabilities and tax related matters which impacted intangible assets, IPR&D intangible assets, current liabilities, deferred taxes and goodwill. The amortization expense related to the revised intangible asset was not material in either the quarter ended September 30, 2014 or the quarter ended December 31, 2014.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

	Preliminary Amounts as of September 30, 2014	Measurement Period Adjustments	Preliminary Amounts as of December 31, 2014
Cash and cash equivalents	$3,424.2	$—	$3,424.2
Accounts receivable	496.2	—	496.2
Inventories	1,455.8	—	1,455.8
Other current assets	233.3	27.9	261.2
Current assets held for sale	87.1	—	87.1
Property, plant and equipment, net	221.1	—	221.1
Other long-term assets	84.1	—	84.1
IPR&D intangible assets	1,363.0	(1.0)	1,362.0
Intangible assets	11,405.5	110.0	11,515.5
Goodwill	16,706.1	(320.8)	16,385.3
Current liabilities	(1,346.0)	23.9	(1,322.1)
Deferred tax liabilities, net	(2,449.7)	146.8	(2,302.9)
Other taxes payable	(661.5)	37.0	(624.5)
Other long-term liabilities	(96.2)	(23.8)	(120.0)
Outstanding indebtedness	(3,261.9)	—	(3,261.9)

	$27,661.1	$—	$27,661.1

Consideration

The total consideration for the Forest Acquisition of $27.7 billion is comprised of the equity value of shares that were outstanding and vested prior to July 1, 2014 of $20.0 billion, the portion of outstanding equity awards deemed to have been earned as of July 1, 2014 of $568.1 million and cash of $7.1 billion. The portion of outstanding equity awards deemed not to have been earned of $570.4 million as of July 1, 2014 will be expensed over the remaining future vesting period, including $287.5 million in the year ended December 31, 2014.

Inventories

The fair value of inventories acquired included an acquisition accounting fair market value step-up of $1,036.3 million. In the year ended December 31, 2014, the Company recognized $751.0 million, as a component of cost of sales as the inventory acquired on July 1, 2014 was sold to the Company’s customers. Included in inventory as of December 31, 2014 was $285.3 million, relating to the remaining fair value step-up associated with the Forest Acquisition.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table identifies the summarized amounts recognized and the weighted average useful lives using the economic benefit of intangible assets:

($ In Millions)	Amounts Recognized as of the Acquisition Date	Weighted Average Useful Lives (Years)
CMP:
Namenda Franchise	$2,125.0	1.7
Bystolic Franchise	1,810.0	3.3
Linzess®	1,052.0	5.0
Zenpep®	978.0	6.8
Carafate®	915.0	6.2
Armour Thyroid®	747.0	5.9
Viibryd®	413.0	4.5
Fetzima®	392.0	5.0
Teflaro®	343.0	3.0
Canasa®	327.0	2.6
Daliresp®	269.0	3.5
Other CMP Products	1,904.0	5.7

	11,275.0	4.3
IPR&D
Gastroenterology	791.0
Central nervous system	304.0
Cardiovascular	193.0
Other	74.0

	1,362.0
Customer relationships	67.0	4.5
Other	173.5	4.2

Total identifiable intangible assets	$12,877.5

Goodwill

Among the primary reasons the Company acquired Forest and factors that contributed to the preliminary recognition of goodwill were to expand the Company’s branded pharmaceuticals product portfolio, and to acquire certain benefits from the Forest pipeline and the expectation of the Company generating certain synergies. The goodwill recognized from the Forest Acquisition, which includes the increase in the purchase price resulting from the movement in Actavis plc’s share price from the date of announcing the deal, until the date of acquisition, is not deductible for tax purposes. Goodwill from the Forest Acquisition was assigned to the North American Brands segment.

Deferred Tax Liabilities, net

Deferred tax liabilities, net, include the impact resulting from identifiable intangible assets and inventory fair value adjustments. These adjustments create excess book basis over the tax basis which is multiplied by the statutory tax rate for the jurisdiction in which the deferred taxes exist.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Divested Products

In order to complete the Forest Acquisition, the Company divested two legacy Actavis products to Impax Laboratories, Inc. (“Impax”); Lamotrigine ODT and Ursodiol Tablets for cash consideration. In exchange for the products, the Company received $8.0 million on July 1, 2014, which resulted in a gain on sale of asset of $5.4 million. In addition, the Company and Impax entered into a supply agreement whereby the Company will supply product to Impax. Revenues recognized from the divested products were deminimis in the years ended December 31, 2014, 2013 and 2012. In addition, on July 1, 2014, the Company divested two acquired Forest products for a combined consideration of $13.5 million. The product revenues were not included in the results of operations of the Company.

Acquisition-Related Expenses

As a result of the Forest transaction, the Company incurred the following transaction and integration costs in the year ended December 31, 2014 ($ in millions):

Year Ended December 31, 2014
Cost of Sales
Stock-based compensation acquired for Forest employees	$9.5
Severance related charges	11.3
Research and Development
Stock-based compensation acquired for Forest employees	66.7
Severance related charges	24.5
Selling and Marketing
Stock-based compensation acquired for Forest employees	58.7
Severance related charges	45.3
Other integration costs	3.8
General and Administrative
Stock-based compensation acquired for Forest employees	152.6
Severance related charges	71.5
Other integration costs	92.9
Finance related charges	9.3
Other income (expense)
Bridge loan facilities	25.8

Total Costs	$571.9

May 2014 Acquisition

On May 20, 2014, the Company entered into an agreement to license the product rights for an injectable (the “May 2014 Acquisition”) in certain European territories for an upfront and milestone payments of €5.7 million, or approximately $7.8 million. Under acquisition accounting, the full consideration includes the fair value contingent consideration of €12.5 million, or approximately $17.1 million, for a total consideration equal to approximately €18.2 million, or approximately $24.9 million. The Company is accounting for the acquisition as a business combination requiring that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. As a result of this transaction, the Company recognized intangible assets of €18.2 million, or $24.9 million, in the year ended December 31, 2014. The Company also entered into a supply

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement, under which it will receive product for a period of five years from the launch of the product with potential renewals thereafter.

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

Silom Medical Company

On April 1, 2014, the Company acquired Silom Medical Company (“Silom”), a privately held generic pharmaceutical company focused on developing and marketing therapies in Thailand, for consideration of approximately $103.0 million in cash (the “Silom Acquisition”). The Silom Acquisition expanded the Company’s position in the Thai generic pharmaceutical market, with leading positions in the ophthalmic and respiratory therapeutic categories and a strong cardiovascular franchise.

The Silom Acquisition has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date as follows (in millions):

Amount
Cash and cash equivalents	$3.0
Inventories, net	4.0
Property, plant and equipment, net	16.0
Product rights and other intangibles	64.0
Goodwill	20.0
Other assets and liabilities	(4.0)

Net assets acquired	$103.0

Lincolnton Manufacturing Facility

During the second quarter of 2014, the Company sold its Lincolnton manufacturing facility to G&W NC Laboratories, LLC (“G&W”) for $21.5 million. In addition, the Company and G&W entered into a supply agreement, whereby G&W will supply the Company product during a specified transition period. The Company allocated the fair value of the consideration to the business sold of $25.8 million and the supply agreement, which resulted in a prepaid asset to be amortized into cost of sales over the transition period of $4.3 million. As a result of the final sales terms, the Company recorded a gain on business sold of $0.9 million during the year ended December 31, 2014.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corona Facility

During the year ended December 31, 2014, we held for sale assets in our Corona, California manufacturing facility. As a result, the Company recognized an impairment charge of $20.0 million in the year ended December 31, 2014, including a write-off of property, plant and equipment, net, due to the integration of Warner Chilcott of $5.8 million. As of December 31, 2014, the assets held for sale relating to Corona were $36.2 million.

Metronidazole 1.3% Vaginal Gel

On May 1, 2013, we entered into an agreement to acquire the worldwide rights to Valeant’s metronidazole 1.3% vaginal gel antibiotic development product, a topical antibiotic for the treatment of bacterial vaginosis, which is being accounted for as a business combination. Under the terms of the agreement, we acquired the product upon FDA approval on March 25, 2014 for acquisition accounting consideration of approximately $62.3 million, which included the fair value contingent consideration of $50.3 million and upfront and milestone payments of $12.0 million, of which $9.0 million was incurred in the year ended December 31, 2014. As a result of this transaction, the Company recognized intangible assets and goodwill of $61.8 million and $0.5 million, respectively, in the year ended December 31, 2014 (the “Metrogel Acquisition”). In the quarter ended December 31, 2014, the Company evaluated future projections of the product. As a result of this review, the Company noted the intangible asset was not fully recoverable. As such, the Company impaired the asset by $25.0 million. At the same time, the Company reversed contingent consideration (through cost of sales) of $21.0 million, for a net loss of $4.0 million.

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

As a result of the transactions, the Company recognized income / (loss) on the net assets held for sale of $3.4 million and $(34.3) million in the years ended December 31, 2014 and 2013, respectively. In addition, the Company recognized a loss on the disposal of the assets in the year ended December 31, 2014 of $20.9 million and deferred revenue of $10.1 million to be recognized over the course of the supply agreement.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recognition and Measurement of Assets Acquired and Liabilities Assumed at Fair Value

The Warner Chilcott Acquisition has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. During the year ended December 31, 2014, the Company received updated information regarding estimated rebates and returns recorded as of the acquisition date. While finalizing acquisition accounting, the Company recorded a measurement period adjustment relating to SRAs which impacted current liabilities, goodwill and deferred taxes by $56.6 million, $36.8 million and $19.8 million, respectively, in the year ended December 31, 2014.

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

Consideration

The total consideration for the Warner Chilcott Acquisition of $5,833.9 million is comprised of the equity value of shares that were outstanding and vested prior to October 1, 2013 ($5,761.3 million) and the portion of outstanding equity awards deemed to have been earned as of October 1, 2013 ($72.6 million). The portion deemed not to have been earned ($77.4 million) as of October 1, 2013 will be expensed over the remaining future vesting period, including $5.8 million and $45.4 million relating to Warner Chilcott restructuring charges recognized in the years ended December 31, 2014 and 2013, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

The fair value of inventories acquired included a step-up in the value of inventories of $408.3 million. In the years ended December 31, 2014 and 2013, the Company recognized $232.9 million and $173.5 million, respectively, as a component of cost of sales as the inventory acquired on October 1, 2013 was sold to the Company’s customers. Included in finished goods inventory as of December 31, 2014 was $1.9 million relating to the remaining fair value step-up associated with the Warner Chilcott Acquisition.

IPR&D and Intangible Assets

The fair value of the IPR&D and CMP intangible assets was determined using the IPR&D and Intangible Asset Valuation Technique. The discount rates used to arrive at the present value at the acquisition date of CMPs was 8.0% and for IPR&D ranged from 8.0% to 9.0%, to reflect the internal rate of return and incremental commercial uncertainty in the cash flow projections. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results.

The following table identifies the summarized amounts recognized and the weighted average useful lives of intangible assets:

($ in millions)	Amounts Recognized as of Acquistion Date	Weighted Average Useful Lives (Years)
CMP:
Oral contraceptive franchise	$1,181.0	3.2
Mesalamine franchise	589.0	1.8
Estrace® Cream	397.0	2.1
Risedronate franchise	311.0	3.6
Doryx®	237.0	2.4
Enablex®	107.0	2.1
Other CMP products	199.0	3.9

Total CMP	3,021.0	2.7
IPR&D:
Mesalamine franchise	809.0
Oral Contraceptive franchise	321.0
Estradiol	278.0
Urology	165.0
Other	135.0

Total IPR&D	1,708.0

Total identifiable intangible assets	$4,729.0

Goodwill

Among the primary reasons the Company acquired Warner Chilcott and factors that contributed to the preliminary recognition of goodwill were to expand the Company’s branded pharmaceuticals product portfolio, and to acquire certain benefits from the Warner Chilcott structure. The goodwill recognized from the Warner Chilcott Acquisition is not deductible for tax purposes. Goodwill of $3,857.7 million was assigned to the North American Brands segment and goodwill of $98.4 million was assigned to the North American Generics and International segment.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Tax Liabilities, net

Deferred tax liabilities, net, include the impact resulting from identifiable intangible assets and inventory fair value adjustments. These adjustments create excess book basis over the tax basis which is multiplied by the statutory tax rate for the jurisdiction in which the deferred taxes exist.

Divested Products

In order to obtain regulatory clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“Hart-Scott-Rodino”), as amended, in connection with the Warner Chilcott Acquisition, the Company was required to divest certain assets. On October 1, 2013, four generic pharmaceutical products were sold to Amneal Pharmaceuticals for consideration of $10.0 million, subject to certain refunds of purchase price provisions, which had a deminimis impact on the consolidated statement of operations. The divested products consisted of both commercial and development stage products in both oral contraceptive and osteoporosis treatment. Net sales of divested products were $2.5 million and $4.6 million in the years ended December 31, 2013 and 2012, respectively.

Acquisition-Related Expenses

Included in selling, general and administrative expenses for the year ended December 31, 2014 are integration and restructuring charges of $17.5 million, including stock-based compensation of $5.8 million incurred in connection with the Warner Chilcott Acquisition.

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

Acquisition of Medicines360

On June 10, 2013, the Company entered into an exclusive license agreement with Medicines360 to market, sell and distribute Medicines360’s LNG20 intrauterine device (“LNG 20”) in the U.S. and in Canada for a payment of approximately $52.3 million. According to the terms of the agreement, the Company is also required to pay Medicines360 certain regulatory and sales based milestone payments totaling up to $125.0 million plus royalties (the “Medicines360 Acquisition”). Medicines360 retained the rights to market the product in the U.S. public sector, including family planning clinics that provide services to low-income women. LNG20, originally developed by Uteron Pharma Operations SPRL in Belgium (now a subsidiary of the Company), is designed to deliver 20 mcg of levonorgestrel per day for the indication of long-term contraception. Pending FDA approval, the LNG20 product could be launched in the U.S. as early as 2015. The transaction has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their respective fair values as of the acquisition date. In connection with the acquisition, the Company recorded $191.7 million in IPR&D, $6.7 million in prepaid R&D and contingent consideration of $146.1 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of Uteron Pharma, SA

On January 23, 2013, the Company completed the acquisition of Uteron Pharma, SA for approximately $142.0 million in cash, plus assumption of debt and other liabilities of $7.7 million and up to $155.0 million in potential future milestone payments (the “Uteron Acquisition”). The acquisition expanded the Company’s specialty brand pipeline of Women’s Health products including two potential near term commercial opportunities in contraception and infertility, and one oral contraceptive project projected to launch by 2018 at the time of the acquisition. Several additional products that were then in earlier stages of development were also acquired in the Uteron Acquisition.

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

IPR&D

The fair value of the IPR&D intangible assets was determined using the IPR&D and Intangible Asset Valuation Technique. The discount rate used to arrive at the present value of IPR&D intangible assets as of the acquisition date was 22% to reflect the internal rate of return and incremental commercial uncertainty in the cash flow projections. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

2012 and Prior Significant Business Developments

During 2012 and prior, we completed and / or initiated the following transactions that impacted our results of operations and will continue to have an impact on our future operations.

Acquisition of Actavis Group

On October 31, 2012, we completed the Actavis Group Acquisition. Actavis Group was a privately held generic pharmaceutical company specializing in the development, manufacture and sale of generic pharmaceuticals. The Company funded the cash portion of the transaction through a combination of term loan borrowings and senior unsecured notes. For additional information, refer to “Note 16 — Long-Term Debt and Leases.”

Inventories

The fair value of inventories acquired included a step-up in the value of inventories of approximately $137.3 million. In the years ended December 31, 2013 and 2012, the Company recognized $93.5 million and $44.1 million, respectively, as a component of cost of sales as the inventory acquired was sold to the Company’s customers.

Contingent Consideration

At December 31, 2012, the Company estimated the Actavis Group earn-out to be 3.85 million shares, or $329.2 million, which was recognized on the date of acquisition. On March 28, 2013, based on further evaluation, the decision was made to award the remaining 1.65 million contingent shares. Accordingly, during the year ended December 31, 2013, the Company recorded an expense of $150.3 million for contingent consideration as a result of the decision to award all remaining contingent shares.

Divested Products

In order to obtain regulatory clearance under the Hart-Scott-Rodino, in connection with the Actavis Group Acquisition, the Company was required to divest certain assets. On October 31, 2012, a total of 22 generic pharmaceutical products owned by either Actavis Group or Watson Pharmaceuticals, Inc. were sold to Par Pharmaceuticals Companies, Inc. and Sandoz, Inc., which resulted in a gain of $24.0 million in the fourth quarter of 2012. The divested products consisted of both commercial and development stage products in a number of therapeutic categories where the two companies owned overlapping products. Watson Pharmaceuticals, Inc.’s net sales of divested products were $18.5 million for the year ended December 31, 2012. Actavis Group’s net sales of divested products were $60.8 million for the year ended December 31, 2012. The sale of the Actavis Group divested products did not have an impact on our net revenues as these amounts were not included in the results of operations of the Company for the period. For the year ended December 31, 2012, no one product accounted for more than one percent of the Company’s consolidated net revenues.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Sale of Equity Interest in Moksha8 Pharmaceuticals, Inc.

On October 22, 2012, we sold our investment in Moksha8 Pharmaceuticals, Inc. (“Moksha8”) for $46.6 million (the “Moksha8 Sale”). Simultaneously, we expanded our ongoing sales and marketing collaboration with Moksha8 by granting a license to Moksha8 for five new branded generic products to be developed for the Brazilian and Mexican markets in exchange for defined milestones and sales royalties. We retained generic marketing rights in each market for all products licensed to Moksha8. As a result of the sale, the Company recorded a gain of $28.8 million in other income (expense) in the year ended December 31, 2012. During the year ended December 31, 2013, the Company terminated the agreement with Moksha8 resulting in a loss of $4.0 million. As part of the Forest Acquisition, the Company acquired Forest’s agreement with Moksha8. Refer to Note 6 — “Collaborations” for more information.

NOTE 6 — Collaborations

The Company has ongoing transactions with other entities through collaboration agreements. The following represent the material collaboration agreements impacting the years ended December 31, 2014, 2013 and 2012.

Acquired agreements from the Forest Acquisition

Trevena

On May 9, 2013, Forest entered into a collaborative licensing option agreement with Trevena for the development of TRV027, a novel beta-arrestin biased ligand of the angiotensin II type 1 receptor for the treatment of acute decompensated heart failure. Pursuant to the agreement, the Company purchased $30.0 million of Trevena preferred stock in a round of private placement financing. Trevena filed an initial public offering (“IPO”), at which time the Company’s preferred stock was converted to common stock traded on the NASDAQ stock market. In conjunction with the IPO, the Company purchased an additional $3.0 million of common stock of Trevena. The investment was subsequently accounted for using the fair value method of accounting. At December 31, 2014, the fair value of the Trevena common stock held by the Company was $20.3 million and is included as a component of “investments and other assets”.

Ironwood collaboration agreement

In September 2007, Forest entered into a collaboration agreement with Ironwood Pharmaceuticals (“Ironwood”) to jointly develop and commercialize Linzess® (linaclotide) for the treatment of irritable bowel syndrome with constipation (IBS-C) and chronic idiopathic constipation (CIC). Under the terms of the agreement, the Company shares equally with Ironwood all profits and losses (as defined) from the development and commercialization of Linzess in the U.S. In addition, Forest obtained exclusive rights to the linaclotide license in Canada and Mexico, for which the Company will pay royalties to Ironwood based on net sales in those territories, subject to receiving regulatory approval.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The agreement included contingent milestone payments as well as a contingent equity investment based on the achievement of specific clinical and commercial milestones. The Company may be obligated to pay up to an additional $100.0 million if certain sales milestones are achieved.

Based on the nature of the arrangement (including its contractual terms), the nature of the payments and applicable guidance, the Company records receipts from and payments to Ironwood in two pools: the Development pool which consists of R&D expenses, and the Commercialization pool, which consists of revenue, cost of sales and other operating expenses. The net payment to or receipt from Ironwood for the Development pool is recorded in R&D expense and the net payment to or receipt from Ironwood for the Commercialization pool is recorded in selling and marketing expense.

Moksha8

On October 22, 2012, Forest announced an agreement with Moksha8 which includes an exclusive license from Forest to Moksha8 to commercialize Viibryd®, and potentially other Forest products, in Latin America. Under the arrangement, Forest has provided $101.9 million of debt financing to Moksha8. Such debt financing has a term of seven years from the date of initial funding and is collateralized by the assets of Moksha8, which was fair valued by the Company as part of acquisition accounting. As of December 31, 2014, the Company had a loan receivable of $31.1 million within “Prepaid expenses and other current assets” related to this transaction.

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

Pursuant to the Sanofi Amendment, the parties amended the Collaboration Agreement with respect to Actonel® and Atelvia® in the U.S. and Puerto Rico (the “Exclusive Territory”) to provide that, in exchange for the payment of a lump sum of $125.0 million by WCCL to Sanofi in the year ended December 31, 2013, WCCL’s obligations with respect to the global reimbursement payment, which represented a percentage of Actavis’ net sales as defined, as it relates to the Exclusive Territory for the year ended December 31, 2014, shall be satisfied in full. The Sanofi Amendment did not and does not apply to or affect the parties’ respective rights and obligations under the Collaboration Agreement with respect to (i) the year ended December 31, 2013 or (ii) territories outside the Exclusive Territory. The $125.0 million was recorded as an intangible asset during the year ended December 31, 2013, which was amortized over the course of the year ended December 31, 2014 using the economic benefit model.

In accordance with the terms of the Collaboration Agreement, the Company regained world-wide rights to promote Actonel® and Atelvia® in all territories on January 1, 2015.

Amgen Collaboration

In December 2011, we entered into a collaboration agreement with Amgen Inc. (“Amgen”) to develop and commercialize, on a worldwide basis, biosimilar versions of Herceptin®, Avastin®, Rituxan/Mab Thera®, and Erbitux® (the “Amgen Collaboration Agreement”). Amgen has assumed primary responsibility for developing, manufacturing and initially commercializing the oncology antibody products. As of December 31, 2014, the Company will contribute up to $254.8 million in co-development costs over the remaining course of development, including the provision of development support, and will share product development risks. In addition, we will contribute our significant expertise in the commercialization and marketing of products in highly competitive specialty and generic markets, including helping effectively manage the lifecycle of the biosimilar products. The collaboration products are expected to be sold under a joint Amgen/Actavis label. We will initially receive royalties and sales milestones from product revenues. The collaboration will not pursue biosimilars of Amgen’s proprietary products.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 — Assets Held For Sale

The following represents the global net assets held for sale ($ in millions):

	December 31, 2014	December 31, 2013
Cash and cash equivalents	$—	$37.0
Accounts receivable, net	17.7	94.2
Inventories, net	161.5	122.9
Prepaid expenses and other current assets	197.5	59.6
Intangible assets	453.0	—
Goodwill	309.1	—
Impairment on the assets held for sale	(189.6)	(42.7)

Total assets held for sale	$949.2	$271.0

Accounts payable and accrued expenses	$25.9	$246.6

Total liabilities held for sale	$25.9	$246.6

Net assets held for sale	$923.3	$24.4

As of December 31, 2014, the Company had the followings assets held for sale:

•

Certain intangible assets and related inventory for products sold under the respiratory therapeutic unit. The book value of the respiratory assets held for sale was $734.0 million as of December 31, 2014, including allocated goodwill to this unit included within North American Brands of $309.1 million. On February 5, 2015, the Company announced the sale of its respiratory business to AstraZeneca for consideration of $600.0 million upon closing, additional funds to be received for the sale of certain of our inventory to AstraZeneca and low single-digit royalties above a certain revenue threshold. AstraZeneca will also pay Actavis an additional $100.0 million, and Actavis has agreed to a number of contractual consents and approvals, including certain amendments to the ongoing collaboration agreements between AstraZeneca and Actavis.

•	Assets in connection with the Pharmatech Transaction. The result was an increase in assets held for sale of $97.2 million and liabilities held for sale of $25.9 million;

•	Properties acquired in the Forest Acquisition including:

•	Commack, Long Island - $46.4 million

•	St. Louis, Missouri - $20.4 million

•	Hauppauge, NY - $14.8 million

•	The facility in Corona, California, raising assets held for sale by $36.2 million; and

As of December 31, 2013, the Company had the followings assets held for sale, which were all sold in the year ended December 31, 2014:

•	The Company’s then current Western European business; and

•	The Company’s assets in Foshan China.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 — Share-Based Compensation

The Company recognizes compensation expense for all share-based compensation awards made to employees and directors based on the fair value of the awards on the date of grant. A summary of the Company’s share-based compensation plans is presented below.

Equity Award Plans

The Company has adopted several equity award plans which authorize the granting of options, restricted shares, restricted stock units and other forms of equity awards of the Company’s ordinary shares, subject to certain conditions. The Compensation Committee of the Company’s Board authorized 281.1 million shares for issuance under the Company’s equity compensation plans.

The Company grants awards with the following features:

•	Time based vesting restricted stock awards

•	Performance based restricted stock awards measured to the EBITDA, as defined, of the Company or other performance based targets defined by the Company

•	Performance based restricted stock awards measured to the Total Stockholders Return, compared to pre-defined metrics

•	Non-qualified options to purchase outstanding shares

•	Cash settled awards recorded as a liability

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2014 Grants	2014 Acquired Awards	2013 Grants	2013 Acquired Awards
Dividend yield	0%	0%	0%	0%
Expected volatility	29.0%	28.0%	20.3%	25.5%
Risk-free interest rate	1.9 - 2.2%	0 - 2.1%	1.31	1.0 - 2.0%
Expected term (years)	7.5	up to 6.4	7.0	3.8 - 6.4

Share-Based Compensation Expense

Share-based compensation expense recognized in the Company’s results of operations for the years ended December 31, 2014, 2013 and 2012 was as follows:

	Years Ended December 31,
	2014	2013	2012
Equity based compensation awards	$368.0	$132.1	$48.1
Non equity-settled awards in connection with the Furiex Acquisition	16.6	—	—
Non equity-settled awards in connection with the Durata Acquisition	16.6	—	—
Non equity-settled awards other	—	1.5	0.7

Total stock-based compensation expense	$401.2	$133.6	$48.8

In the years ended December 31, 2014, 2013 and 2012 the related tax benefits were $145.7 million, $44.4 million and $17.7 million, respectively relating to stock-based compensation.

Included in the year ended December 31, 2014, was $287.5 million of stock-based compensation inclusive of a $249.1 million of a step-up relating to the acquisition accounting treatment of outstanding awards acquired in the Forest Acquisition. Included in the year ended December 31, 2013, was higher stock-based compensation and related employer payroll taxes resulting from acceleration of directors and named executive officers unvested equity-based awards immediately prior to, but in connection with, the Warner Chilcott Acquisition, as provided by the transaction agreement of $41.3 million. Also included in the year-ended December 31, 2013, was $45.4 million of stock-based compensation relating to the Warner Chilcott Acquisition. These costs included the immediate vesting of outstanding equity for certain employees on October 1, 2013, as well as the recognition of compensation over the remaining vesting period for severed employees.

Unrecognized future stock-based compensation expense was $487.8 million as of December 31, 2014, including $265.9 million resulting from the Forest Acquisition. This amount will be recognized as an expense over a remaining weighted average period of 1.8 years. Stock-based compensation is being amortized and charged to operations over the same period as the restrictions are eliminated for the participants, which is generally on a straight-line basis.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share Activity

The following is a summary of equity award activity for unvested restricted stock and stock units in the period from December 31, 2013 through December 31, 2014:

(in millions, except per share data)	Shares	Weighted Average Fair Value	Average Remaining Contractual Term (Years)	Aggregate Grant Date Fair Value
Restricted shares / units outstanding at December 31, 2013	1.9	$80.12	1.4	$152.2
Granted	0.8	$221.08		$176.9
Vested	(1.5)	$(106.69)		$(160.0)
Assumed as part of the Forest Acquisition — aggregate outstanding	1.1	$149.39 **		$164.3
Forfeited	(0.2)	$(102.20)		$(20.9)

Restricted shares / units outstanding at December 31, 2014	2.1	$148.79	1.3	$312.5

**	Assumed as part of the Forest Acquisition for the pro rata portion representing future compensation as of July 1, 2014.

The following is a summary of equity award activity for non-qualified options to purchase ordinary shares in the period from December 31, 2013 through December 31, 2014:

(in millions, except per share data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2013	0.4	$43.50
Granted	0.5	$224.19
Exercised	(1.4)	$(54.19)
Assumed as part of the Forest Acquisition - aggregate	6.1	$83.79 **
Cancelled	(0.2)	$(28.37)

Outstanding, December 31, 2014	5.4	$93.96	7.3	$858.9

Vested and expected to vest at December 31, 2014	5.2	$102.28	7.2	$804.4

**	Assumed as part of the Forest Acquisition for the pro rata portion representing future compensation as of July 1, 2014.

In addition to the awards discussed above, the Company also grants deminimis awards to be settled in cash due to local statutory requirements.

NOTE 9 — Pension and Other Postretirement Benefit Plans

Defined Benefit Plan Obligations

The Company has numerous defined benefit plans offered to employees around the world. For these plans, retirement benefits are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net periodic benefit cost of the defined benefit plans was deminimis in the year ended December 31, 2012. The net periodic benefit cost of the defined benefit plans for the year ended December 31, 2014 and 2013 was as follows:

	Defined Benefit Year Ended December 31,
(in millions)	2014	2013
Service Cost	$7.0	$7.0
Interest Cost	9.6	6.0
Other investments	—	(1.3)
Expected return on plan assets	(9.1)	(4.8)
Curtaliment	(1.4)	0.0
Settlement loss	0.5	0.2

Net periodic benefit cost	$6.6	$7.1

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

Benefit obligation and asset data for the defined benefit plans, were as follows:

	Year Ended December 31,
(in millions)	2014(1)	2013(2)
Change in Plan Assets
Fair value of plan assets at beginning of year	$179.3	$67.2
Fair value of plan assets assumed in the Forest Acquisition	11.4	—
Fair value of plan assets assumed in the Warner Chilcott Acquisition	—	79.1
Other business development related activity	(4.7)	13.3
Other contributions	1.4	1.9
Other	(2.1)	4.5
Employer contribution	13.9	8.4
Return on plan assets	20.0	7.1
Benefits paid	(6.5)	(4.4)
Effects of exchange rate changes	(16.5)	2.2

Fair value of plan assets at end of year	$196.2	$179.3

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
(in millions)	2014(1)	2013(2)
Change in Benefit Obligation
Benefit obligation at beginning of year	$231.2	$90.9
Benefit obligation assumed in the Forest Acquisition	19.3	—
Benefit obligation assumed in the Warner Chilcott Acquisition	—	97.5
Other business development related activity	(0.6)	30.2
Contributions	1.4	2.0
Service cost	7.0	7.0
Interest cost	9.6	6.0
Actuarial loss/(gain)	54.6	(1.1)
Other	(1.6)	—
Curtailments	(4.0)	—
Benefit paid	(6.6)	(5.5)
Effects of exchange rate changes	(24.2)	4.2

Benefit obligation at end of year	286.1	231.2

Funded status at end of year	$(89.9)	$(51.9)

(1)	The year ended December 31, 2014 includes benefit obligation and asset data from the Forest Plans following the Forest Acquisition on July 1, 2014.

(2)	The year ended December 31, 2013 includes benefit obligation and asset data from the Warner Chilcott Plans following the Warner Chilcott Acquisition on October 1, 2013.

The following table outlines the funded actuarial amounts recognized:

	As of December 31,
(in millions)	2014	2013
Current liabilities	$(7.3)	$(0.1)
Noncurrent liabilities	(82.6)	(51.8)

	$(89.9)	$(51.9)

The underfunding of pension benefits is primarily a function of the different funding incentives that exist outside of the United States. In certain countries, there are no legal requirements or financial incentives provided to companies to pre-fund pension obligations. In these instances, benefit payments are typically paid directly by the Company as they become due.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The fair values of the Company’s pension plan assets at December 31, 2014 by asset category are as follows:

(in millions)	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investment funds
Equity securities	$74.3	$—	$—	$74.3
Debt securities	93.2	—	—	93.2
Other investments
Other	3.1	25.6	—	28.7

Total Assets	$170.6	$25.6	$—	$196.2

The fair values of the Company’s pension plan assets at December 31, 2013 by asset category are as follows:

(in millions)	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investment funds
Non-U.S. developed markets equities	$70.3	$—	$—	$70.3
Fixed income obligations	83.6	—	—	83.6
Other investments	—	—	—
Other	—	25.4	—	25.4

Total Assets	$153.9	$25.4	$—	$179.3

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assets of the pension plan are held in separately administered trusts. The investment guidelines for the Company’s pension plans is to create an asset allocation that is expected to deliver a rate of return sufficient to meet the long-term obligation of the plan, given an acceptable level of risk. The target investment portfolio of the Company’s pension plans is allocated as follows:

	Target Allocation As of December 31,
	2014(1)	2013(2)
Bonds	49%	47%
Equity securities	40%	39%
Other investments	11%	14%

(1)	Includes the asset allocation of the Forest Plans following the Forest Acquisition on July 1, 2014.

(2)	Includes the asset allocation of the Warner Chilcott Plans following the Warner Chilcott Acquisition on October 1, 2013.

Expected Contributions

Employer contributions to the pension plan during the year ending December 31, 2015 are expected to be $9.8 million.

Expected Benefit Payments

Total expected benefit payments for the Company’s pension plans are as follows (in millions):

2015	$7.3
2016	8.5
2017	8.4
2018	9.4
2019	11.0
Thereafter	241.5

Total Liability	$286.1

Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service. The majority of the payments will be paid from plan assets and not Company assets.

Amounts Recognized in Other Comprehensive (Loss)/Income

Net loss amounts reflect experience differentials primarily relating to differences between expected and actual returns on plan assets as well as the effects of changes in actuarial assumptions. Net loss amounts in excess of certain thresholds are amortized into net pension cost over the average remaining service life of employees. Balances recognized within accumulated other comprehensive (loss) / income that have not been recognized as components of net periodic benefit costs are as follows (in millions):

Defined Benefit
Balance as of December 31, 2013	$5.6
Net actuarial loss	(36.4)

Balance as of December 31, 2014	$(30.8)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information for defined benefit plans with an accumulated benefit obligation in excess of plan assets is presented below (in millions):

	Defined Benefit As of December 31,
	2014	2013
Projected benefit obligations	$286.1	$231.2
Accumulated benefit obligations	$262.6	$214.4
Plan assets	$196.2	$179.3

Actuarial Assumptions

The weighted average assumptions used to calculate the projected benefit obligations of the Company’s defined benefit plans are as follows:

	As of December 31,
	2014	2013
Discount rate	2.9%	3.9%
Salary growth rate	3.7%	3.8%

The weighted average assumptions used to calculate the net periodic benefit cost of the Company’s defined benefit plans are as follows:

	As of December 31,
	2014	2013
Discount Rate	3.9%	3.8%
Expected rate of return on plan assets	4.9%	3.3%
Salary growth rate	3.7%	2.5%

In order to select a discount rate for purposes of valuing the plan obligations the Company uses market returns and adjusts them as needed to fit the estimated duration of the plan liabilities.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Post-Employment Benefit Plans

As a result of the Forest Acquisition, the Company assumed a post-retirement benefit plan for former Forest employees. Accumulated benefit obligation and asset data for the defined benefit plans, were as follows (in millions):

December 31,
2014
Accumulated benefit obligation assumed as part of the Forest Acquisition	$14.0
Interest cost	0.4
Actuarial charge	6.4
Benefit payments	(0.3)

Accumulated benefit obligation as of December 31, 2014	$20.5

Savings Plans

The Company also maintains certain defined contribution savings plans covering substantially all U.S.-based employees. The Company contributes to the plans based upon the employee contributions. The Company’s contributions to these retirement plans were $66.0 million, $46.9 million and $25.8 million in the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 10 — Other Income (Expense)

Other income (expense) consisted of the following (in millions):

	Years Ended December 31,
	2014	2013	2012
Extinguishment of debt (gain/(loss))	$29.9	$(18.5)	$—
Loss on foreign exchange derivative	—	—	(70.4)
(Loss) / gain on sale of assets	(16.6)	6.6	141.5
Bridge loan expenses	(73.6)	—	(37.1)
Other	18.8	31.7	4.5

Other income (expense)	$(41.5)	$19.8	$38.5

Extinguishment of Debt

On July 21, 2014, the Company redeemed the WC Notes (defined below) for $1,311.8 million, which included a make-whole premium of $61.8 million and the principal amount of the WC Notes of $1,250.0 million. As a result of the transaction, the Company recognized a gain of $29.9 million, which includes the write-off of the then outstanding unamortized premium.

As a result of the extinguishment of our $450.0 million senior secured notes (Refer to “Note 16 — Long Term Debt and Leases”), the Company recorded a loss of $17.1 million in the year ended December 31, 2013. In addition, the Company incurred a $1.4 million non-cash write-off of deferred loan costs in connection with the optional prepayment of term loan indebtedness.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loss on Foreign Exchange Derivative

Included in the year ended December 31, 2012 is approximately $70.4 million of realized losses for the derivative instruments entered into in order to mitigate the exposure resulting from movements of the U.S. dollar against the Euro in connection with the Actavis Group Acquisition.

(Loss) / gain on Sale of Assets

During the year ended December 31, 2014, we sold our minority interest in Columbia Laboratories Inc. for $8.5 million. As a result, we recognized a gain on the sale of $4.3 million. The year ended December 31, 2014 also includes the loss on the disposal of our Western European operations divested in the second quarter of 2014 of $20.9 million.

On November 27, 2013, the Company sold its Changzhou Watson Pharmaceuticals Co., Ltd business to Great Harmony Enterprises Limited, a Hong Kong Company. As a result of the sale, we recorded a gain of $2.3 million in the year ended December 31, 2013. The Company sold select rights to Taro Pharmaceuticals North America, Inc. for a gain of $4.3 million in the year ended December 31, 2013.

In order to obtain regulatory approval under Hart-Scott-Rodino, in connection with the Actavis Group Acquisition, the Company was required to divest certain assets. On October 31, 2012, a total of 22 generic pharmaceutical products owned by either Actavis Group or Watson Pharmaceuticals, Inc. were sold to Par Pharmaceuticals Companies, Inc. and Sandoz, Inc., which resulted in a gain of $24.0 million in the year ended December 31, 2012. As a result of the Moksha8 Sale, the Company recorded a gain of $28.8 million in the year ended December 31, 2012. The Company also recorded a gain of $88.7 million resulting from the Rugby Sale in the year ended December 31, 2012.

Bridge Loan Expenses

In connection with the Pending Allergan Acquisition, the Company secured bridge loan financing of up to $36.4 billion and incurred commitment costs of $162.8 million. During the year ended December 31, 2014, the Company recognized an expense of $47.8 million associated with these fees. In connection with the Forest Merger Agreement, we secured a bridge loan commitment of up to $7.0 billion and incurred associated commitment costs of $25.8 million, which have been expensed in full.

Included in the year ended December 31, 2012 is approximately $37.1 million for the expenses of the bridge loan entered into to fund the Actavis Group Acquisition.

NOTE 11 — Inventories

Inventories consist of finished goods held for sale and distribution, raw materials and work-in-process.

Inventories consisted of the following as of December 31, 2014 and 2013 (in millions):

	December 31,
	2014	2013
Raw materials	$625.3	$522.0
Work-in-process	205.3	168.9
Finished goods	1,421.6	1,250.3

	2,252.2	1,941.2
Less: inventory reserves	176.7	154.9

Inventories	$2,075.5	$1,786.3

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in finished goods inventory as of December 31, 2014 was $285.3 million and $16.3 million relating to the fair value step-up associated with the Forest and Durata acquisitions, respectively. Included in finished goods inventory as of December 31, 2014 and 2013 was $1.9 million and $235.1 million relating to the fair value step-up associated with the Warner Chilcott Acquisition.

NOTE 12 — Accounts payable and accrued expenses

Trade accounts payable was $644.6 million and $493.3 million as of December 31, 2014 and 2013, respectively.

Accrued expenses consisted of the following (in millions):

	December 31, 2014	December 31, 2013
Accrued expenses:
Accrued third-party rebates	$1,200.8	$615.8
Litigation-related reserves and legal fees	415.3	265.7
Accrued payroll and related benefits	387.2	240.2
Current portion of contingent consideration obligations	237.8	33.8
Royalties and sales agent payables	212.4	119.1
Accrued R&D expenditures	179.4	46.6
Accrued pharmaceutical fees	132.7	16.2
Accrued severance, retention and other shutdown costs	125.1	89.3
Accrued indirect returns	122.6	103.2
Interest payable	82.7	68.9
Accrued professional fees	44.1	22.6
Accrued selling and marketing expenditures	24.2	38.1
Accrued other taxes	19.4	43.7
Manufacturing related	11.2	8.2
Accrued co-promotion liabilities	7.5	14.8
Other accrued expenses	323.6	123.7

Total accrued expenses	$3,526.0	$1,849.9

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 — Property, plant and equipment, net

Property, plant and equipment, net consisted of the following (in millions):

	Machinery and equipment	Research and laboratory equipment	Other	Transportation	Land, Buildings and leasehold improvements	Construction in progress	Total
Cost
At December 31, 2013	$901.7	$114.6	$363.3	$61.8	$934.6	$152.9	$2,528.9
Additions	119.7	21.9	5.0	37.5	50.6	11.8	246.5
Additions due to Acquisitions	87.5	24.3	4.9	0.5	99.4	20.5	237.1
Disposals/transfers/ impairments	(80.5)	(3.0)	1.1	(7.5)	(32.4)	(34.2)	(156.5)
Transfer to assets held for sale	(33.4)	(1.9)	(6.0)	—	(105.0)	—	(146.3)
Currency translation	(44.7)	(0.4)	(2.9)	(6.6)	(40.1)	(0.3)	(95.0)

At December 31, 2014	$950.3	$155.5	$365.4	$85.7	$907.1	$150.7	$2,614.7

Accumulated depreciation
At December 31, 2013	$374.3	$88.8	$245.1	$8.0	$195.9	$—	$912.1
Additions	127.0	44.5	4.9	9.3	44.6	0.6	230.9
Disposals/transfers/ impairments	(63.9)	(1.5)	1.8	(4.1)	6.2	—	(61.5)
Transfer to assets held for sale	(12.6)	(0.9)	(1.2)	—	(29.7)	—	(44.4)
Currency translation	(9.5)	(0.1)	(1.2)	(1.8)	(4.5)	—	(17.1)

At December 31, 2014	$415.3	$130.8	$249.4	$11.4	$212.5	$0.6	$1,020.0

Net book value
At December 31, 2013	$527.4	$25.8	$118.2	$53.8	$738.7	$152.9	$1,616.8

At December 31, 2014	$535.0	$24.7	$116.0	$74.3	$694.6	$150.1	$1,594.7

Depreciation expense was $230.9 million, $202.0 million and $97.5 million in the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 14 — Other assets

Prepaid expenses and other current assets consisted of the following (in millions):

	December 31, 2014	December 31, 2013
Prepaid income taxes	$165.7	$80.0
Current portion of deferred loan costs	124.9	7.5
Prepaid insurance	21.4	30.3
Other	421.4	291.4

Total prepaid expenses and other current assets	$733.4	$409.2

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments in marketable securities and other investments consisted of the following (in millions):

	December 31, 2014	December 31, 2013
Marketable securities:
U.S. Treasury and agency securities — maturing within one year	$1.0	$2.5

Total marketable securities	$1.0	$2.5

Investments and other assets:
Equity method investments	$9.8	$12.3
Cost method and other long-term investments	54.8	1.0
Taxes receivable	57.7	57.7
Deferred loan costs	58.9	44.0
Other assets	54.2	22.5

Total investments and other non-current assets	$235.4	$137.5

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

The following table provides a summary of the fair value and unrealized gains (losses) related to the Company’s available-for-sale securities classified as current assets (in millions):

At December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. treasury and agency securities	$1.0	$—	$—	$1.0

Total	$1.0	$—	$—	$1.0

At December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. treasury and agency securities	$2.5	$—	$—	$2.5

Total	$2.5	$—	$—	$2.5

Current Investments

The Company invests in U.S. treasury and agency securities. These investments are included in marketable securities on the Company’s consolidated balance sheets at December 31, 2014 and 2013. Current investments are classified as available-for-sale and are recorded at fair value based on quoted market prices.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment in Equity Method Investments

The Company’s equity method investments at December 31, 2014 and 2013 consist of various equity method investments in privately held companies.

Cost Method Investments

The Company’s cost method investments consist primarily of investments in common shares of a number of private and public companies where its ownership interest is less than 20% or where it does not have the ability to exercise significant influence.

The movements in long-term investments were as follows (in millions):

	Equity Method Investments	Cost Method and Other Long-term Investments
Balance at December 31, 2013	$12.3	$1.0

Additions	5.8	—
Distributions	(3.9)	—
Acquired from the Forest Acquisition	—	51.1
Sale	(4.2)	—
Other	(0.2)	2.7

Balance at December 31, 2014	$9.8	$54.8

Deferred Loan Costs

Expenses associated with the issuance of indebtedness are capitalized and amortized as a component of interest expense over the term of the respective financing arrangements using the effective interest method. In the event that long-term debt is prepaid, the deferred loan costs associated with such indebtedness are expensed as a component of interest expense in the period in which such prepayment is made. Also included in deferred loan costs are fees associated with the bridge loan commitments in connection with the Pending Allergan Acquisition.

Other Assets

Other assets include security and equipment deposits and long-term receivables.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15 — Goodwill, Product Rights and Other Intangible Assets

Goodwill

Goodwill for the Company’s reporting segments consisted of the following (in millions):

	North American Brands	North American Generics and International	Anda Distribution	Total
Gross Goodwill Balance at December 31, 2013	4,371.9	4,386.9	86.3	8,845.1
Accumulated Impairment Losses, December 31, 2013	—	(647.5)	—	(647.5)

Net Balance at December 31, 2013	$4,371.9	$3,739.4	$86.3	$8,197.6

Additions through acquisitions	16,708.6	52.7	—	16,761.3
Measurement period adjustments and other	(36.8)	—	—	(36.8)
Accumulated Impairment losses	(17.3)			(17.3)
Disposals	—	(2.2)	—	(2.2)
Held for sale	(309.1)	—	—	(309.1)
Foreign exchange and other adjustments	0.6	(72.6)	—	(72.0)

Net Balance at December 31, 2014	$20,717.9	$3,717.3	$86.3	$24,521.5

During the year ended December 31, 2014, there was an increase in goodwill of $16,761.3 million, primarily resulting from the Forest Acquisition of $16,385.3 million. Also impacting the year ended December 31, 2014 was the addition to goodwill relating to the Furiex Acquisition of $251.9 million, the Tretin-X acquisition of $32.0 million, the Durata Acquisition of $71.6 million and the Silom Acquisition of $20.0 million. The acquisitions were offset, in part, by the reduction of goodwill relating to the adjustments to SRA reserves and the applicable deferred taxes in connection with the Warner Chilcott Acquisition of $36.8 million, the Lincolnton divestiture of $2.2 million and a goodwill impairment of $17.3 million related to the Pharmatech Transaction. On February 5, 2015, the Company announced the sale of its respiratory business to AstraZeneca for consideration of $600.0 million upon closing and low single-digit royalties above a certain revenue threshold. AstraZeneca will also pay Actavis an additional $100.0 million, and Actavis has agreed to a number of contractual consents and approvals, including certain amendments to the ongoing collaboration agreements between AstraZeneca and Actavis. As part of this transaction, the Company held for sale goodwill of $309.1 million as of December 31, 2014.

During the second quarter of 2014, the Company performed its annual impairment assessment of goodwill, IPR&D and trade name intangibles assets with indefinite-lives. The Company determined there was no impairment associated with goodwill or trade name intangible assets as of June 30, 2014.

During the 2013 integration of the Actavis Group with the Watson business, the Company reorganized its organizational structure and management performance reporting, which was further reorganized in 2014. Previously, the reporting units within our then current Actavis Pharma operating segment was organized as follows: Americas (The United States of America (“U.S.”), Canada, Latin America), Europe (Europe, Russia, Commonwealth of Independent States (“CIS”), and Turkey), and MEAAP (Middle East, Africa, Australia, and Asia Pacific). These reporting units combined the Watson and Actavis Group businesses. Previously, goodwill for the Watson’s Global Generics operating segment was tested as one unit. The combination of the Watson and the Actavis Group business and net assets in the European reporting unit, combined with other market factors, led to the impairment of the goodwill associated with this reporting unit.

During the second quarter of 2013, concurrent with the availability of discrete financial information for our new reporting units, the Company completed an extensive review of its operating businesses, including exploring options for addressing overall profitability of seven Western European commercial operations consisting of,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

among other things, restructuring their operations, refocusing their activities on specific sub-markets, as well as potential divestitures of such businesses to other third parties. The potential impact of these conditions were considered in the Company’s projections when determining the indicated fair value of its then current reporting units for the impairment tests that were performed during the second quarter of 2013. Upon completion of step one of the impairment analysis for each of the Company’s reporting units, it was concluded the fair value of the then current Actavis Pharma — Europe reporting unit was below its carrying value including goodwill. This was primarily related to the integration of our Arrow Group (acquired on December 2, 2009, in exchange for cash consideration of $1.05 billion, approximately 16.9 million shares of the Company’s Restricted Ordinary Shares and 200,000 shares of the Company’s Mandatorily Redeemable Preferred Stock and certain contingent consideration (the “Arrow Group Acquisition”)) with the Actavis Group in Europe. The fair value of the Company’s reporting units was estimated based on a discounted cash flow model using management’s business plans and projections as the basis for expected future cash flows for approximately five years and residual growth rates ranging from 2% to 4% thereafter. Management believes that the assumptions it used for the impairment tests performed are consistent with those that would be utilized by a market participant in performing similar valuations of its reporting units. A separate discount rate was utilized for each reporting unit that was derived from published sources and, on a weighted average basis, a discount rate of 8% was utilized using the Company’s weighted average cost of capital, which considered the overall inherent risk of the reporting unit and the rate of return a market participant would expect. As a result of completing step two of the Company’s impairment analysis, the Company recorded an impairment of the then current Actavis Pharma — Europe reporting unit of $647.5 million, representing primarily all the goodwill allocated to this reporting unit, in the year ended December 31, 2013.

Product Rights and Other Intangible Assets

Product rights and other intangible assets consisted of the following for the years ended December 31, 2014 and 2013 (in millions):

Cost basis	Balance as of December 31, 2013	Acquistions	Impairments	Disposals/ Other	Held for Sale	CTA	Balance as of December 31, 2014
Intangibles with definite lives:
Product rights and other related intangibles	$8,512.6	$12,480.2	$—	$(211.9)	$(269.0)	$(284.1)	$20,227.8
Customer relationships	157.2	60.0	—	1.9	—	(0.8)	218.3

Total definite-lived intangible assets	$8,669.8	$12,540.2	$—	$(210.0)	$(269.0)	$(284.9)	$20,446.1

Intangibles with indefinite lives:
IPR&D and other	$2,334.6	$2,712.1	$(449.4)	$(203.9)	$(37.0)	$(55.9)	$4,300.5
Trade Name	76.2	—	—	—	—	—	76.2

Total indefinite-lived intangible assets	$2,410.8	$2,712.1	$(449.4)	$(203.9)	$(37.0)	$(55.9)	$4,376.7

Total product rights and related intangibles	$11,080.6	$15,252.3	$(449.4)	$(413.9)	$(306.0)	$(340.8)	$24,822.8

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Amortization	Balance as of December 31, 2013	Amortization	Impairments	Disposals/ Other	Held for Sale	CTA	Balance as of December 31, 2014
Intangibles with definite lives:
Product rights and other related intangibles	$(2,807.2)	$(2,589.7)	$(263.1)	$(12.2)	$20.7	$63.7	$(5,587.8)
Customer relationships	(38.9)	(7.8)	—	—	—	0.1	(46.6)

Total definite-lived intangible assets	$(2,846.1)	$(2,597.5)	$(263.1)	$(12.2)	$20.7	$63.8	$(5,634.4)

Total product rights and related intangibles	$(2,846.1)	$(2,597.5)	$(263.1)	$(12.2)	$20.7	$63.8	$(5,634.4)

Net Product Rights and Other Intangibles	$8,234.5						$19,188.4

The following items had a significant impact on net product rights and other intangibles in the year ended December 31, 2014:

•

On March 25, 2014, upon FDA approval, the Company acquired metronidazole 1.3% vaginal gel antibiotic, a topical antibiotic for the treatment of bacterial vaginosis, from Valeant and recognized an intangible asset of $61.8 million. In the quarter ended December 31, 2014, the Company evaluated future projections of the product. As a result of this review, the Company noted the intangible asset was not fully recoverable. As such, the Company impaired the asset by $25.0 million. At the same time, the Company reversed contingent consideration (through cost of sales) of $21.0 million, for a net loss of $4.0 million.

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

•

On July 1, 2014, the Company acquired intangible assets in connection with the Forest Acquisition of $12,877.5 million, including $11,515.5 million related to product rights and other intangibles and $1,362.0 million of acquired IPR&D. On July 1, 2014, the Company divested certain products resulting in a reduction of intangible assets of approximately $13.5 million.

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

•	On July 8, 2014, the Company acquired Tretin-X and recorded an intangible asset of $37.7 million.

•	During the second quarter of 2014, the acquired IPR&D relating to the Estelle and Colvir projects acquired in the Uteron Acquisition of $15.1 million was deemed to be fully impaired.

•

In connection with the Forest Acquisition, the Company reviewed all ongoing R&D projects of both legacy Forest and Actavis. As a result of that review, the Company aligned future R&D expenditures with revised strategic priorities. As a result of this review, the Company abandoned certain ongoing R&D projects resulting in an impairment charge of $165.0 million in the year ended December 31, 2014.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•

During the third quarter of 2014, the FDA’s Cardiovascular and Renal Drugs Advisory Committee has voted to recommend against approval of Actavis’ NDA for the fixed-dose combination of nebivolol and valsartan for the treatment of hypertension. As a result of the announcement, the Company recorded an impairment charge of $140.0 million for its asset in the quarter ended September 30, 2014. During the fourth quarter of 2014, the Company abandoned the IPR&D project based on FDA correspondence. As a result, the Company impaired the remaining $53.0 million related to the asset.

•

On November 17, 2014, the Company acquired intangible assets in connection with the Durata Acquisition of $729.0 million, including $480.0 million related to product rights and other intangibles and $249.0 million of acquired IPR&D.

•

On December 24, 2014, the Company’s Namzaric™ product was approved by the FDA. As part of the approval the Company paid a $30.0 million milestone payment to our development partner which was capitalized as an intangible asset.

•

During the fourth quarter of 2014, the Company received a Complete Response Letter from the FDA relating to and IPR&D dermatology project. As a result of the letter, the Company abandoned the project and impaired the $32.0 million related to the asset.

•

During the fourth quarter of 2014, the Company sold its rights in IPR&D related to Aeroquin. As a result of the transaction, the Company wrote-off IPR&D of $18.0 million through assets sales and impairments and wrote-off contingent consideration of $16.0 million as a component of R&D expenses which related to Aeroquin. The net result was a loss of $2.0 million.

•	During the fourth quarter of 2014, the Company held for sale intangible assets in connection with the Pharmatech Transaction and its respiratory franchise.

•

During the fourth quarter of 2014, the Company recorded an impairment related to Doryx of $89.0 million. The impairment was caused by a shortening of the products life cycle for which to recover the value of the asset.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product rights and other intangible assets consisted of the following for the years ended December 31, 2013 and 2012 (in millions):

Cost basis	Balance as of December 31, 2012	Acquisitions	Impairments	Disposals / Other	CTA	Balance as of December 31, 2013
Intangibles with definite lives:
Product rights and other related intangibles	$5,209.8	$3,150.2	$(98.7)	$231.1	$20.2	$8,512.6
Customer relationships	169.0	—	—	(13.6)	1.8	157.2

Total definite-lived intangible assets	$5,378.8	$3,150.2	$(98.7)	$217.5	$22.0	$8,669.8

Intangibles with indefinite lives:
IPR&D and other	384.6	2,149.7	(4.9)	(204.3)	9.5	2,334.6
Trade Name	76.2	—	—	—	—	76.2

Total indefinite-lived intangible assets	460.8	2,149.7	(4.9)	(204.3)	9.5	2,410.8

Total product rights and related intangibles	$5,839.6	$5,299.9	$(103.6)	$13.2	$31.5	$11,080.6

Accumulated Amortization	Balance as of December 31, 2012	Amortization	Impairments	Disposals /Other	CTA	Balance as of December 31, 2013
Intangibles with definite lives:
Product rights and other related intangibles	$(2,000.3)	$(823.8)	$42.4	$—	$9.5	$(2,772.2)
Core technology	(27.9)	(7.1)	—	—	—	(35.0)
Customer relationships	(27.1)	(11.8)	—	—	—	(38.9)

Total definite-lived intangible assets	$(2,055.3)	$(842.7)	$42.4	$—	$9.5	$(2,846.1)

Total indefinite-lived intangible assets	—	—	—	—	—	—

Total product rights and related intangibles	$(2,055.3)	$(842.7)	$42.4	$—	$9.5	$(2,846.1)

Net Product Rights and Other Intangibles	$3,784.3					$8,234.5

The following items had a significant impact on net product rights and other intangibles in the year ended December 31, 2013:

•

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

•	In January 2013, in connection with the Uteron Acquisition, the Company acquired IPR&D of $250.0 million.

•	In June 2013, in connection with the acquisition of Medicines360, the Company recorded IPR&D of $191.7 million.

•

During the year ended December 31, 2013, we recorded an impairment charge associated with Gabapentin of $10.8 million (acquired as part of the Actavis Group Acquisition), a $4.4 million impairment charge associated with the Arrow Group Acquisition, an impairment of a product right intangible asset in connection with the Specifar acquisition for $13.9 million and charges associated with fair value adjustments relating to our assets held for sale.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Amount
2015	$3,040.0
2016	$2,390.0
2017	$2,090.0
2018	$1,540.0
2019	$1,365.0

The above amortization expense is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, finalization of preliminary fair value estimate, potential impairments, accelerated amortization or other events.

NOTE 16 — Long-Term Debt and Leases

Debt consisted of the following (in millions):

	December 31, 2014	December 31, 2013
WC Term Loan Agreement	$1,251.6	$1,832.8
Amended and Restated ACT Term Loan	2,832.6	1,310.0
Revolver borrowings	255.0	265.0
Senior Notes:
$500.0 million 1.300% notes due June 15, 2017	500.0	—
$1,200.0 million 1.875% notes due October 1, 2017	1,200.0	1,200.0
$1,250.0 million 7.75% notes due September 15, 2018	—	1,250.0
$1,050.0 million 4.375% notes due February 1, 2019	1,050.0	—
$500.0 million 2.450% notes due June 15, 2019	500.0	—
$400.0 million 6.125% notes due August 14, 2019	400.0	400.0
$750.0 million 4.875% notes due February 15, 2021	750.0	—
$1,200.0 million 5.000% notes due December 15, 2021	1,200.0	—
$1,700.0 million 3.250% notes due October 1, 2022	1,700.0	1,700.0
$1,200.0 million 3.850% notes due June 15, 2024	1,200.0	—
$1,000.0 million 4.625% notes due October 1, 2042	1,000.0	1,000.0
$1,500.0 million 4.850% notes due June 15, 2044	1,500.0	—
Plus: Unamortized premium	239.9	103.9
Less: Unamortized discount	(52.1)	(31.9)

Senior Notes, net	11,187.8	5,622.0

Capital leases	16.7	22.2

Total debt and capital leases	15,543.7	9,052.0

Less: Current portion	697.4	534.6

Total long-term debt and capital leases	$14,846.3	$8,517.4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allergan-Related Financing

As part of the Pending Allergan Acquisition, Actavis plc plans to pay the cash consideration portion of the transaction from cash on hand and with the anticipated borrowings. On November 16, 2014, we entered into a commitment letter (the “Commitment Letter”) with certain financial institutions (the “Commitment Parties”) in connection with the anticipated financing. Pursuant to the commitment letter, the Commitment Parties have committed to provide to us, if cash on hand of Allergan is not available at the closing of the Pending Allergan Acquisition, up to $4.698 billion in loans under a senior unsecured cash bridge facility and commitments for a senior unsecured bridge facility and a senior unsecured term loan facility which have been replaced with the Bridge Credit Agreement (to the extent Actavis does not arrange for alternative financing prior to the consummation of the Pending Allergan Acquisition) and the Term Loan Credit Agreement, each as described further below. As of December 31, 2014, no borrowings were outstanding under the Bridge Credit Agreement or the Term Loan Credit Agreement.

The Company has amended its term loan facilities during the fourth quarter of 2014 to, amongst other things, permit transactions related to the pending Allergan Acquisition (including the incurrence of the anticipated financing), as described further below. In addition, the Company refinanced its revolving credit facility during the fourth quarter of 2014, as described further below.

Credit Facility Indebtedness

WC Term Loan Agreement

On December 17, 2014, Actavis plc and certain of its subsidiaries entered into a second amendment agreement (the “WC Term Loan Amendment”) among Actavis plc, Warner Chilcott Limited, Warner Chilcott Finance, LLC, Actavis WC 2 S.à r.l. (“Actavis WC 2”), Warner Chilcott Company, LLC (“WCCL”), Warner Chilcott Corporation (“WC Corporation” and together with Actavis WC 2 and WCCL, the “WC Borrowers”), Bank of America, N.A. (“BofA”), as administrative agent, and the lenders party thereto. The WC Term Loan Amendment amends and restates Actavis plc’s existing amended and restated WC term loan credit and guaranty agreement, dated as of June 9, 2014 (such agreement, prior to its amendment and restatement pursuant to the WC Term Loan Amendment, the “2014 WC Term Loan Agreement”), among the WC Borrowers, Actavis plc, Warner Chilcott Limited, Warner Chilcott Finance, LLC, the lenders from time to time party thereto and BofA, as administrative agent, which amended and restated Actavis plc’s existing WC term loan credit and guaranty agreement, dated as of August 1, 2013 (such agreement, prior to its amendment and restatement pursuant to the 2014 WC Term Loan Amendment, the “Existing WC Term Loan Agreement”) among the WC Borrowers, Warner Chilcott Finance, LLC, Actavis Limited, BofA, as administrative agent and a syndicate of banks participating as lenders.

Pursuant to the Existing WC Term Loan Agreement, on October 1, 2013 (the “WC Closing Date”), the lenders party thereto provided term loans in a total aggregate principal amount of $2.0 billion, comprised of (i) a $1.0 billion tranche that will mature on October 1, 2016 (the “WC Three Year Tranche”) and (ii) a $1.0 billion tranche that will mature on October 1, 2018 (the “WC Five Year Tranche”). The proceeds of borrowings under the Existing WC Term Loan Agreement, together with $41.0 million of cash on hand, were used to finance the repayment in full of all amounts outstanding under Warner Chilcott’s then-existing Credit Agreement, dated as of March 17, 2011, as amended by Amendment No. 1 on August 20, 2012, among the WC Borrowers, Warner Chilcott Holdings Company III, Limited, BofA, as administrative agent and a syndicate of banks participating as lenders.
Borrowings under the WC Term Loan Agreement bear interest at the applicable borrower’s choice of a per annum rate equal to either (a) a base rate plus an applicable margin per annum varying from (x) 0.00% per annum to 0.75% per annum under the WC Three Year Tranche and (y) 0.125% per annum to 0.875% per annum under the WC Five Year Tranche, depending on the publicly announced debt ratings for non-credit-enhanced, senior unsecured long-term indebtedness of Actavis plc (such applicable debt rating the “Debt Rating”) or (b) a Eurodollar rate, plus an applicable margin varying from (x) 1.00% per annum to 1.75% per annum under the WC Three Year Tranche and (y) 1.125% per annum to 1.875% per annum under the WC Five Year Tranche, depending on the Debt Rating. The outstanding principal amount of loans under the WC Three Year Tranche is

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not subject to quarterly amortization and shall be payable in full on the three year anniversary of the WC Closing Date. The outstanding principal amount of loans under the WC Five Year Tranche is payable in equal quarterly amounts of 2.50% per quarter prior to the fifth anniversary of the WC Closing Date, with the remaining balance payable on the fifth year anniversary of the WC Closing Date.

The Company is subject to, and, at December 31, 2014, was in compliance with, all financial and operational covenants under the terms of the WC Term Loan Agreement. As of December 31, 2014, the outstanding indebtedness under the WC Three Year Tranche and the WC Five Year Tranche was $506.9 million and $744.7 million, respectively. The book value of the outstanding indebtedness approximates fair value as the debt is at variable interest rates and re-prices frequently.

Amended and Restated ACT Term Loan

On December 17, 2014, Actavis plc and certain of its subsidiaries entered into a third amendment agreement (the “ACT Term Loan Amendment”) among Actavis plc, Warner Chilcott Limited, Actavis Capital S.à r.l. (“Actavis Capital”), Actavis, Inc., Actavis Funding SCS, BofA, as administrative agent, and the lenders party thereto. The ACT Term Loan Amendment amends and restates Actavis plc’s existing second amended and restated Actavis term loan credit and guaranty agreement, dated as of March 31, 2014 (such agreement, prior to its amendment and restatement pursuant to the ACT Term Loan Amendment, the “2014 ACT Term Loan Agreement”) among Actavis Capital, Actavis plc, Warner Chilcott Limited, Actavis, Inc., Actavis Funding SCS, BofA, as administrative agent, and the lenders from time to time party thereto, which amended and restated Actavis plc’s existing amended and restated Actavis term loan credit and guaranty agreement, dated as of October 1, 2013 (such agreement, prior to its amendment and restatement pursuant to the ACT Term Loan Amendment, the “Existing ACT Term Loan Agreement”) among Actavis Capital, Actavis plc, Actavis, Inc., BofA, as administrative agent, and the lenders from time to time party thereto.

The Existing ACT Term Loan Agreement amended and restated Actavis, Inc.’s $1,800.0 million senior unsecured term loan credit facility, dated as of June 22, 2012. At the closing of the Existing ACT Term Loan Agreement, an aggregate principal amount of $1,572.5 million was outstanding (the “2017 term-loan”). The 2017 term-loan matures on October 31, 2017. The outstanding principal amount is payable in equal quarterly installments of 2.50% per quarter, with the remaining balance payable on the maturity date.

On March 31, 2014, Actavis plc, Actavis Capital, Actavis, Inc., BofA, as Administrative Agent, and a syndicate of banks participating as lenders entered into the 2014 ACT Term Loan Agreement to amend and restate the Existing ACT Term Loan Agreement. On July 1, 2014, in connection with the Forest Acquisition, the Company borrowed $2.0 billion of term loan indebtedness under tranche A-2 of the 2014 ACT Term Loan Agreement, which is due July 1, 2019 (the “2019 term-loan”). The outstanding principal amount is payable in equal quarterly installments of 2.50% per quarter, with the remaining balance payable on the maturity date.

The ACT Term Loan Agreement provides that loans thereunder will bear interest, at the Company’s choice, of a per annum rate equal to either (a) a base rate, plus an applicable margin per annum varying from (x) 0.00% per annum to 1.00% per annum with respect to the 2017 term-loan and (y) 0.125% per annum to 0.875% per annum with respect to the 2019 term-loan, depending on the Debt Rating or (b) a Eurodollar rate, plus an applicable margin varying from (x) 1.00% per annum to 2.00% per annum with respect to the 2017 term-loan and (y) 1.125% per annum to 1.875% per annum with respect to the 2019 term-loan, depending on the Debt Rating.

The Company is subject to, and at December 31, 2014 was in compliance with, all financial and operational covenants under the terms of the ACT Term Loan Agreement. The outstanding balance of the 2017 term-loan and the 2019 term-loan at December 31, 2014 was $932.6 million and $1,900.0 million, respectively. The book value of the outstanding indebtedness approximates fair value as the debt is at variable interest rates and re-prices frequently.

Revolving Credit Facility

On December 17, 2014, Actavis plc and certain of its subsidiaries entered into a revolving credit loan and guaranty agreement (the “Revolver Agreement”) among Actavis Capital, as borrower, Actavis plc, Warner

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Chilcott Limited, Actavis, Inc., Actavis Funding SCS, the lenders from time to time party thereto (the “Revolving Lenders”), JPMorgan Chase Bank, N.A. (“JPMCB”) as administrative agent, J.P. Morgan Europe Limited, as London agent, and the other financial institutions party thereto. Under the Revolver Agreement, the Revolving Lenders have committed to provide an unsecured revolving credit facility in an aggregate principal amount of up to $1.0 billion. The Revolver Agreement replaces Actavis plc’s existing $750 million second amended and restated Actavis revolving credit and guaranty agreement dated as of June 30, 2014 (the “Existing Revolver”) among Actavis Capital, Actavis plc, Warner Chilcott Limited, Actavis, Inc., Actavis Funding SCS, BofA, as administrative agent and the lenders from time to time party thereto. At closing, $600.0 million of loans were borrowed under the Revolver Agreement.

The Revolver Agreement provides that loans thereunder will bear interest, at Actavis Capital’s choice, of a per annum rate equal to either (a) a base rate, plus an applicable margin per annum varying from 0.00% per annum to 1.00% per annum depending on the Debt Rating or (b) a Eurodollar rate, plus an applicable margin varying from 0.875% per annum to 2.00% per annum depending on the Debt Rating. Additionally, to maintain availability of funds, the Company pays an unused commitment fee, which according to the pricing grid is set at 0.075% to 0.250% per annum, depending on the Debt Rating, of the unused portion of the revolver. The Revolving Credit Agreement will mature on December 17, 2019.

The obligations of Actavis Capital under the Revolver Agreement are guaranteed by Actavis plc, Warner Chilcott Limited, Actavis, Inc. and Actavis Funding SCS and wil’l be guaranteed by any subsidiary of Actavis (other than Actavis Capital) that becomes a guarantor of third party indebtedness in an aggregate principal amount exceeding $350 million (unless, in the case of a foreign subsidiary, such guarantee would give rise to adverse tax consequences as reasonably determined by Actavis plc).

The Company is subject to, and as of December 31, 2014 was in compliance with, all financial and operational covenants under the terms of the Revolving Credit Facility. At December 31, 2014, $255.0 million was outstanding and letters of credit outstanding were $10.4 million. The net availability under the Revolving Credit Facility was $734.6 million.

Term Loan Credit Agreement

On December 17, 2014, Actavis and certain of its subsidiaries entered into a senior unsecured term loan credit agreement (the “Term Loan Credit Agreement”), among Actavis Capital, as borrower, Actavis plc, Warner Chilcott Limited, Actavis, Inc., Actavis Funding SCS, the lenders from time to time party thereto (the “Term Lenders”), JPMCB, as administrative agent and the other financial institutions party thereto. Under the Term Loan Credit Agreement, the Term Lenders have committed to provide, subject to certain conditions, (i) a $2.75 billion tranche maturing three years after the funding date thereunder (the “Three Year Tranche”) and (ii) a $2.75 billion tranche and maturing five years after the funding date thereunder (the “Five Year Tranche”). The proceeds of borrowings under the Term Loan Credit Agreement are to be used to finance, in part, the cash component of the Pending Allergan Acquisition consideration and certain fees and expenses incurred in connection with the Pending Allergan Acquisition.

Borrowings under the Term Loan Credit Agreement bear interest at Actavis Capital’s choice of a per annum rate equal to either (a) a base rate plus an applicable margin per annum varying from (x) 0.00% per annum to 1.00% per annum under the Three Year Tranche and (y) 0.125% per annum to 1.250%% per annum under the Five Year Tranche, depending on the Debt Rating or (b) a Eurodollar rate, plus an applicable margin varying from (x) 1.00% per annum to 2.00% per annum under the Three Year Tranche and (y) 1.125% per annum to 2.250% per annum under the Five Year Tranche, depending on the Debt Rating. The outstanding principal amount of loans under the Three Year Tranche is not subject to quarterly amortization and shall be payable in full on the three year anniversary of the funding date. The outstanding principal amount of loans under the Five Year Tranche is payable in equal quarterly amounts of 2.50% per quarter prior to the fifth anniversary of the funding date, with the remaining balance payable on the fifth year anniversary of the funding date. In addition, under the Term Loan Credit Agreement, Actavis Capital will pay a nonrefundable ticking fee of 0.175% on the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount of the aggregate commitments in effect from December 17, 2014 until the earlier of the termination or expiration of the commitments thereunder and the funding date thereunder.

The obligations of Actavis Capital under the Term Loan Credit Agreement are guaranteed by Warner Chilcott Limited, Actavis, Inc. and Actavis Funding SCS and will be guaranteed by any subsidiary of Actavis plc (other than Actavis Capital or a direct subsidiary of Actavis plc) that becomes a guarantor of third party indebtedness in an aggregate principal amount exceeding $350 million (unless, in the case of a foreign subsidiary, such guarantee would give rise to adverse tax consequences as reasonably determined by Actavis plc).

Bridge Credit Agreement

On December 17, 2014, Actavis and certain of its subsidiaries entered into a 364-day senior unsecured bridge credit agreement (the “Bridge Credit Agreement”), among Actavis Capital, as borrower, Actavis plc, Warner Chilcott Limited, Actavis, Inc., Actavis Funding SCS, the lenders from time to time party thereto (the “Bridge Lenders”), JPMCB, as administrative agent and the other financial institutions party thereto. Under the Bridge Credit Agreement, the Bridge Lenders have committed to provide, subject to certain conditions, unsecured bridge financing in an aggregate principal amount of up to $30.9 billion. The proceeds of borrowings under the Bridge Credit Agreement are to be used to finance, in part, the cash component of the Pending Allergan Acquisition consideration and certain fees and expenses incurred in connection with the Pending Allergan Acquisition, to the extent Actavis plc does not arrange for alternative financing prior to the consummation of the Pending Allergan Acquisition. The Bridge Credit Agreement will mature on the day that is 364 days after the funding date thereunder (or if such day is not a business day, the immediately preceding business day). Actavis Capital would expect to refinance any borrowings under the Bridge Credit Agreement with the proceeds of other external indebtedness.

Borrowings under the Bridge Credit Agreement bear interest at Actavis Capital’s choice of a per annum rate equal to either (a) a base rate plus an applicable margin per annum varying from 0.00% per annum to 2.50% per annum, depending on the Debt Rating and the number of days for which the loans remain outstanding from the date of funding thereunder or (b) a Eurodollar rate, plus an applicable margin varying from 1.00% per annum to 3.50% per annum, depending on the Debt Rating and the number of days for which the loans remain outstanding from the date of funding thereunder. In addition, under the Bridge Credit Agreement, Actavis Capital will pay (x) a nonrefundable ticking fee of 0.175% on the amount of the aggregate commitments in effect from December 17, 2014 until the earlier of the termination or expiration of the commitments thereunder and the funding date thereunder and (y) a non-refundable duration fee of 0.50%, 1.00% and 1.50% is payable on the 90th, 180th and 270th day, respectively, after the funding date on the aggregate principal amount of the loans outstanding on such day.

The Bridge Credit Agreement requires (i) mandatory commitment reductions with the net cash proceeds of certain asset sales and recovery events and the gross cash proceeds of debt or equity issuances or (ii) if the loans under the Bridge Credit Agreement have been funded, mandatory prepayments with the net cash proceeds of certain asset sales and recovery events and debt or equity issuances, in each case, subject to customary exceptions.

The obligations of Actavis Capital under the Bridge Credit Agreement are guaranteed by Warner Chilcott Limited, Actavis, Inc. and Actavis Funding SCS and will be guaranteed by any subsidiary of Actavis plc (other than Actavis Capital or a direct subsidiary of Actavis plc) that becomes a guarantor of third party indebtedness in an aggregate principal amount exceeding $350 million (unless, in the case of a foreign subsidiary, such guarantee would give rise to adverse tax consequences as reasonably determined by Actavis plc).

Senior Notes Indebtedness

Acquired Forest Notes

On July 1, 2014 in connection with the Forest Acquisition, the Company acquired the indebtedness of Forest comprised of the $1,050.0 million 4.375% senior notes due 2019, the $750.0 million 4.875% senior notes due 2021 and the $1,200.0 million 5.000% senior notes due 2021 (together the “Acquired Forest Notes”). Interest

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payments are due on the $1,050.0 million senior notes semi-annually in arrears on February 1 and August 1 beginning August 1, 2014. Interest payments are due on the $750.0 million senior notes due 2021 semi-annually in arrears on February 15 and August 15 beginning August 15, 2014. Interest payments are due on the $1,200.0 million senior note due 2021 semi-annually in arrears on June 15 and December 15, beginning December 15, 2014. As a result of acquisition accounting, the notes were fair valued with a premium of $260.3 million as of July 1, 2014, which will be amortized as contra-interest over the life of the notes. The fair value of the Company’s outstanding Acquired Forest Notes ($3,000.0 million face value), as determined in accordance with ASC Topic 820 under Level 2 based upon quoted prices for similar items in active markets, was $3,221.3 million as of December 31, 2014.

2014 Notes Issuance

On June 10, 2014, Actavis Funding SCS, a limited partnership (societe en commandite simple), organized under the laws of the Grand Duchy of Luxembourg, an indirect subsidiary of Actavis plc, issued $500.0 million 1.300% notes due 2017, $500.0 million 2.450% notes due 2019, $1,200.0 million 3.850% notes due 2024 and $1,500.0 million 4.850% notes due 2044 (collectively the “2014 New Notes”). Interest payments are due on the 2014 New Notes on June 15 and December 15 semi-annually, beginning on December 15, 2014. The guarantors of the debt are Warner Chilcott Limited, Actavis Capital S.a.r.l., and Actavis, Inc. Actavis plc will not guarantee the 2014 New Notes. The fair value of the Company’s outstanding 2014 New Notes ($3,700.0 million face value), as determined in ASC 820 under Level 2 based upon quoted prices for similar items in active markets, was $3,742.6 million as of December 31, 2014.

Actavis, Inc. Supplemental Indenture

On October 1, 2013, the Company, Actavis, Inc., a wholly owned subsidiary of the Company, and Wells Fargo Bank, National Association, as trustee, entered into a fourth supplemental indenture (the “Fourth Supplemental Indenture”) to the indenture, dated as of August 24, 2009 (the “Base Indenture” and, together with the First Supplemental Indenture, the Second Supplemental Indenture and the Third Supplemental Indenture (each as defined below), the “Indenture”), as supplemented by the first supplemental indenture, dated as of August 24, 2009 (the “First Supplemental Indenture”), the second supplemental indenture, dated as of May 7, 2010 (the “Second Supplemental Indenture”), and the third supplemental indenture, dated as of October 2, 2012 (the “Third Supplemental Indenture”). Pursuant to the Fourth Supplemental Indenture, the Company has provided a full and unconditional guarantee of Actavis, Inc.’s obligations under its then outstanding $450.0 million 5.000% senior notes due August 15, 2014, (the “2014 Notes”), its $400.0 million 6.125% senior notes due August 15, 2019 (the “2019 Notes”), its $1,200.0 million 1.875% senior notes due October 1, 2017 (the “2017 Notes”), its $1,700.0 million 3.250% senior notes due October 1, 2022 (the “2022 Notes”) and its $1,000.0 million 4.625% Senior Notes due October 1, 2042 (the “2042 Notes”, and together with the 2014 Notes, the 2019 Notes, the 2017 Notes and the 2022 Notes, the “Actavis, Inc. Notes”).

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2012 Notes Issuance

On October 2, 2012, Actavis, Inc. issued the 2017 Notes, the 2022 Notes, and the 2042 Notes (collectively the “2012 Senior Notes”). Interest payments are due on the 2012 Senior Notes semi-annually in arrears on April 1 and October 1 beginning April 1, 2013. Net proceeds from the offering of the 2012 Senior Notes were used for the Actavis Group Acquisition. The fair value of the Company’s outstanding 2012 Senior Notes ($3,900.0 million face value), as determined in accordance with ASC 820 under Level 2 based upon quoted prices for similar items in active markets, was $3,814.9 million and $3,683.2 million as of December 31, 2014 and 2013, respectively.

2009 Notes Issuance

On August 24, 2009, Actavis, Inc. issued the 2014 Notes and the 2019 Notes (collectively the “2009 Senior Notes”). Interest payments are due on the 2009 Senior Notes semi-annually in arrears on February 15 and August 15, respectively, beginning February 15, 2010. Net proceeds from the offering of 2009 Senior Notes were used to repay certain debt with the remaining net proceeds being used to fund a portion of the cash consideration for the Arrow Group Acquisition. The 2014 Notes, which had an outstanding principal balance of $450.0 million and which were fully and unconditionally guaranteed by us, were redeemed on November 5, 2013 at a redemption price equal to $465.6 million, which resulted in a cash expense of $15.6 million in the fourth quarter of 2013. The fair value of the Company’s outstanding 2009 Senior Notes ($400.0 million face value), as determined in accordance with ASC 820 under Level 2 based upon quoted prices for similar items in active markets, was $457.9 million and $460.9 million as of December 31, 2014 and 2013, respectively.

Annual Debt Maturities

As of December 31, 2014, annual debt maturities were as follows (in millions):

Total Payments
2015	$401.7
2016	908.6
2017	2,684.5
2018	689.4
2019	3,050.0
2020 and after	7,350.0

15,084.2

Capital Leases	16.7
Revolving Credit Facility	255.0
Unamortized Premium	239.9
Unamortized Discount	(52.1)

Total Indebtedness	15,543.7

Amounts represent total anticipated cash payments assuming scheduled repayments under the WC Term Loan Agreement, the ACT Term Loan Agreement and maturities of the Company’s existing notes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease Commitments

The Company has operating leases for certain facilities and equipment. The terms of the operating leases for the Company’s facility leases require the Company to pay property taxes, normal maintenance expense and maintain minimum insurance coverage. Total rental expense for operating leases for December 31, 2014, 2013, and 2012 was $68.3 million, $48.1 million, and $33.1 million, respectively. The Company also has capital leases for certain facilities and equipment, as addressed below. The future minimum lease payments under both capital and operating leases that have remaining terms in excess of one year are (in millions):

	Capital	Operating
2015	$5.0	$78.4
2016	3.7	70.4
2017	4.9	64.0
2018	1.0	51.4
2019	2.9	46.8
Thereafter	0.7	307.1

Total minimum lease payments	$18.2	$618.1

Less: amount representing interest	1.5

Present value of net minimum lease payments	$16.7

During the year-ended December 31, 2014, the Company subleased a facility acquired in the Forest Acquisition. As a result of the transaction, the Company agreed to fund some of the future rent, which resulted in a loss of $38.9 million during the year ended December 31, 2014.

NOTE 17 — Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in millions):

	December 31,
	2014	2013
Acquisition related contingent consideration liabilities	$159.0	$180.9
Long-term pension and post retirement liability	103.1	51.8
Long-term contractual obligations	29.7	—
Litigation-related reserves	4.9	24.3
Long-term severance and restructuring liabilities	4.3	27.4
Other long-term liabilities	34.8	41.8

Total other long-term liabilities	$335.8	$326.2

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 18 — Income Taxes

For the years ended December 31, 2014 and 2013, foreign losses before taxes were $1,683.5 million and $617.0 million respectively. For the year ended December 31, 2012, the Company was U.S. based with a Non-U.S. loss before taxes of $485.5 million.

The Company’s provision/(benefit) for income taxes consisted of the following (in millions):

	Years Ended December 31,
	2014	2013	2012
Current provision:
U.S. federal	$493.2	$318.1	$328.5
U.S. state	40.2	9.0	$18.0
Non-U.S.	79.3	60.6	$21.3

Total current provision	612.7	387.7	367.8

Deferred (benefit) provision:
U.S. federal	(453.0)	(101.7)	(75.5)
U.S. state	(16.1)	1.2	5.6
Non-U.S.	(225.5)	(174.5)	(151.1)

Total deferred (benefit) provision	(694.6)	(275.0)	(221.0)

Total provision/(benefit) for income taxes	$(81.9)	$112.7	$146.8

The exercise of certain equity-based awards resulted in a tax benefit and has been reflected as a reduction of income taxes payable and an increase to additional paid-in capital. Such benefits recorded were $51.0 million, $69.0 million and $13.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliations between the statutory Irish and Bermuda income tax rates for Actavis plc and Warner Chilcott Limited, respectively, and the effective income tax rates were as follows:

	Actavis plc		Warner Chilcott Limited
	Years Ended December 31,		Years Ended December 31,
	2014	2013	2014	2013
Statutory rate	12.5%	12.5%	0.0%	0.0%
Earnings subject to the U.S. federal and state tax rates	(0.3)%	(37.7)%	0.3%	(54.7)%
Earnings subject to rates different than the statutory rate	7.1%	13.5%	8.5%	11.0%
Intangible amortization	(7.6)%	8.4%	9.2%	25.9%
Impact of acquisitions and reorganizations	0.0%	0.8%	0.0%	0.8%
Impairments	2.0%	(13.2)%	(3.6)%	0.6%
Tax audit outcomes	(0.1)%	(1.1)%	(0.1)%	(1.2)%
Non-deductible expenses	(8.4)%	(3.5)%	(8.7)%	(3.7)%
R&D credits and U.S. manufacturing deduction	3.5%	5.7%	3.6%	5.9%
Tax rate changes	(2.5)%	(0.3)%	(2.6)%	(0.3)%
Valuation allowances	0.1%	(0.6)%	0.1%	(0.6)%
Other	(1.5)%	(2.2)%	(1.7)%	(1.9)%

Effective income tax rate	4.8%	(17.7)%	5.0%	(18.2)%

The reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate was as follows:

Year Ended December 31, 2012

U.S. federal income tax at statutory rate	35.0%
U.S. state income taxes, net of U.S. federal benefit	5.5%
Non-U.S. rate differential	(3.7)%
Non-U.S. intangible amortization	18.7%
Loss on non-U.S. currency hedge	10.1%
Impact of acquisitions and reorganizations	(15.0)%
Non-U.S. impairments	8.4%
Tax audit outcomes	(7.0)%
Non-deductible expenses	8.6%
R&D credits and U.S. manufacturing deduction	(4.5)%
Tax rate changes	2.8%
Valuation allowances	(1.6)%
Other	2.6%

Effective income tax rate	59.9%

In December 2009, the Commonwealth of Puerto Rico Department of Economic Development and Commerce granted a tax ruling to the Company on behalf of its Puerto Rican subsidiary for industrial

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

development income derived from its manufacturing, servicing and licensing activities subject to a reduced 2% income tax rate. Continued qualification for the tax ruling is subject to certain requirements. The tax ruling is effective through 2024.

Deferred tax assets and liabilities are measured based on the difference between the financial statement and tax basis of assets and liabilities at the applicable tax rates. The significant components of the Company’s net deferred tax assets and liabilities consisted of the following (in millions):

	December 31,
	2014	2013
Benefits from net operating and capital losses and tax credit carryfowards	$1,560.3	$1,121.2
Differences in financial statement and tax accounting for:
Inventories, receivables and accruals	695.4	473.7
Share-based compensation	222.5	33.1
Other	57.6	2.3

Total deferred tax asset, gross	$2,535.8	$1,630.3
Less: Valuation allowance	(1,077.9)	(900.7)

Total deferred tax asset, net	$1,457.9	$729.6

Differences in financial statement and tax accounting for:
Property, equipment and intangible assets	(2,849.7)	(961.8)
Investment in subsidiaries	(951.6)	(7.5)
Basis difference in debt	(158.1)	(281.7)

Total deferred tax liabilities	$(3,959.4)	$(1,251.0)

Total deferred taxes	$(2,501.5)	$(521.4)

For the year ended December 31, 2014, the total net deferred tax liability increased by $2,744.3 million due to current year acquisitions. For the year ended December 31, 2013, the total net deferred tax liability increased by $123.1 million due to current year acquisitions.

The Company had the following carryforward tax attributes at December 31, 2014:

•	$2,184.8 million U.S. capital loss which will expire in 2018;

•	$603.3 million U.S. federal net operating losses (‘NOL’) and other tax attributes which are expected to be utilized within the carryforward period;

•	$193.2 million U.S. tax credits, of which $98.7 million is not expected to be utilized within the carryforward period;

•	$27.1 million U.S. state tax NOLs which begin to expire in 2015;

•	$1,124.2 million non-U.S. tax NOLs which begin to expire in 2015 and $631.2 million non-U.S. tax NOLs which are not subject to expiration;

•	$27.0 million non-U.S. tax credits which begin to expire in 2015 and $54.1 million non-U.S. tax credits which are not subject to expiration.

Net operating loss and tax credit carryforwards of $489.7 million and $183.7 million, respectively, are subject to an annual limitation under Internal Revenue Code Section 382. All of the net operating losses and $85.0 million of the tax credits are expected to be realized.

A valuation allowance has been established due to the uncertainty of realizing a capital loss carryforward ($764.7 million), certain net operating losses ($129.7 million), tax credits ($122.4 million) and other deferred tax assets ($61.1 million).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2014, deferred income taxes have not been provided on approximately $1,204.9 million of undistributed earnings of certain non-Irish subsidiaries as these amounts are intended to be indefinitely reinvested in non-Irish operations. It is not practicable to calculate the deferred taxes associated with these earnings because of the variability of multiple factors that would need to be assessed at the time of any assumed repatriation. In making this assertion, the Company evaluates, among other factors, the profitability of its Irish and non-Irish operations and the need for cash within and outside Ireland, including cash requirements for capital improvement, acquisitions and market expansion. Additionally, the Company has accrued income taxes, including withholding taxes, of approximately $951.6 million for certain pre-acquisition earnings primarily related to the Forest acquisition. The Company expects that future subsidiary earnings will be indefinitely reinvested.

Accounting for Uncertainty in Income Taxes

At December 31, 2014, 2013 and 2012, the liability for income tax associated with uncertain tax positions was $846.2 million, $232.8 million and $103.7 million, respectively. As of December 31, 2014, the Company estimates that this liability would be reduced by $80.5 million from offsetting tax benefits associated with the effects of state income taxes and net operating losses with valuation allowances. The net amount of $765.7 million, if recognized, would favorably affect the Company’s effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	December 31,
	2014	2013	2012
Balance at the beginning of the year	$232.8	$103.7	$71.2
Increases for current year tax positions	59.0	54.3	4.3
Increases for prior year tax positions	15.4	53.0	6.7
Increases due to acquisitions	571.2	85.9	41.9
Decreases for prior year tax positions	(31.4)	(17.8)	(10.4)
Settlements	(1.9)	(42.7)	(9.3)
Lapse of applicable statue of limitations	(1.1)	(5.3)	(1.3)
Foreign Exchange	2.2	1.7	0.6

Balance at the end of the year	$846.2	$232.8	$103.7

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in tax expense. During the years ended December 31, 2014, 2013 and 2012, the company recognized approximately $8.6 million, $2.1 million and $1.3 million in interest and penalties, respectively. At December 31, 2014, 2013 and 2012, the Company had accrued $68.0 million (net of tax benefit of $35.5 million), $9.9 million (net of tax benefit of $4.3 million) and $9.5 million (net of tax benefit of $4.4 million) of interest and penalties related to uncertain tax positions, respectively. Although the company cannot determine the impact with certainty, it is reasonably possible that the unrecognized tax benefits may change by up to $36.0 million within the next twelve months.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

With the exception of the newly acquired Forest group, the Company is generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2008. For the Company’s 2008-2009 tax years, the IRS has agreed on all issues except the timing of the deductibility of certain litigation costs. Due to our numerous acquisitions we have several concurrent IRS tax audits for pre-acquisition periods. The table set forth below lists the acquired U.S. entities and taxable years that are currently under audit by the IRS:

IRS Audits	Tax Years
Actavis Inc.	2009, 2010, 2011 and 2012
Warner Chilcott Corporation	2010, 2011 and 2012
Forest Laboratories, Inc.	2007, 2008 and 2009
Aptalis Holdings, Inc.	2013
Durata Therapeutics Inc.	2012

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

NOTE 19 — Stockholders’ Equity

Share Repurchases

During the year ended December 31, 2014, the Company approved the cancellation of its then outstanding treasury shares. The Company has approved the cancellation of future shares repurchased and currently does not intend to hold shares repurchased by the Company in treasury shares. The financial statement impact resulting from this transaction was a reclassification from treasury stock to additional paid-in-capital.

During the years ended December 31, 2014 and 2013, the Company repurchased approximately 0.6 million and 1.2 million of its Ordinary Shares surrendered to the Company to satisfy tax withholding obligations in connection with the exercise and sale of stock options or vesting of restricted stock issued to employees for total consideration of $130.1 million and $170.0 million, respectively.

Accumulated Other Comprehensive (Loss) / Income

For most of the Company’s international operations, the local currency has been determined to be the functional currency. The results of its non-U.S. dollar based operations are translated to U.S. dollars at the average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing rate of exchange at the date of the equity transaction. Translation adjustments are reflected in stockholders’ equity and are included as a component of other comprehensive (loss) / income. The effects of converting non-functional currency assets and liabilities into the functional currency are recorded as general and administrative expenses in the consolidated statements of operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The movements in accumulated other comprehensive (loss) / income were as follows (in millions):

	Foreign Currency Translation Items	Unrealized gains/ (losses) net of tax	Total Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2012	$36.7	$0.1	$36.8
Other comprehensive income before reclassifications into general and administrative	48.4	5.3	53.7
Amounts reclassified from accumulated other comprehensive income into general and administrative	—	—	—

Total other comprehensive income	48.4	5.3	53.7

Balance as of December 31, 2013	$85.1	$5.4	$90.5

Other comprehensive (loss) before reclassifications into general and administrative	(519.5)	(36.4)	(555.9)
Amounts reclassified from accumulated other comprehensive (loss) into general and administrative	—	—	—
Total other comprehensive (loss)	(519.5)	(36.4)	(555.9)

Balance as of December 31, 2014	$(434.4)	$(31.0)	$(465.4)

NOTE 20 — Segments

The Company organized its business into three operating segments: North American Brands, North American Generics and International and Anda Distribution. The North American Brands segment includes patent-protected and off-patent products that the Company sells and markets as brand pharmaceutical products within North America. The North American Generics and International segment includes certain trademarked off-patent products that the Company sells and markets as off-patent pharmaceutical products that are therapeutically equivalent to proprietary products within North America. Also included in this segment are international revenues which include patent-protected and off-patent products that the Company sells and markets as brand pharmaceutical products, certain trademarked off-patent products that the Company sells and markets as off-patent pharmaceutical products that are therapeutically equivalent to proprietary products, over the counter products and revenues from our third-party Medis business. The Anda Distribution segment distributes generic and brand pharmaceutical products manufactured by third parties, as well as by the Company, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. The Anda Distribution segment operating results exclude sales of products developed, acquired, or licensed by the North American Brands and North American Generics and International segments.

The Company evaluates segment performance based on segment contribution. Segment contribution for North American Brands, North American Generics and International, and Anda Distribution represents segment net revenues less cost of sales (excluding amortization and impairment of acquired intangibles including product rights), selling and marketing expenses and general and administrative expenses. The Company does not evaluate total assets, capital expenditures, R&D expenses, amortization, goodwill impairments, in-process research and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

development impairments, loss on assets held for sale and asset sales, impairments and contingent consideration adjustment, net by segment as not all such information has been accounted for at the segment level, or such information has not been used by all segments.

Segment net revenues, segment operating expenses and segment contribution information for the Company’s North American Brands, North American Generics and International and Anda Distribution segments consisted of the following for the years ended December 31, 2014, 2013, and 2012 ($ in millions):

	Year Ended December 31, 2014
	North American Brands	North American Generics and International	Anda Distribution	Total
Product sales	$4,568.0	$6,632.7	$1,683.7	$12,884.4
Other revenue	63.4	114.5	—	177.9

Net revenues	4,631.4	6,747.2	1,683.7	13,062.3
Operating expenses:
Cost of sales(1)	1,649.0	3,198.6	1,456.2	6,303.8
Selling and marketing	1,057.5	679.9	112.6	1,850.0
General and administrative	997.4	709.4	36.4	1,743.2

Contribution	$927.5	$2,159.3	$78.5	$3,165.3

Contribution margin	20.0%	32.0%	4.7%	24.2%
Research and Development				1,085.9
Amortization				2,597.5
Goodwill impairments				17.3
In-process research and development impairments				424.3
Loss on asset held for sale				190.8
Asset sales, impairments and contingent consideration adjustment, net				117.2

Operating (loss)				$(1,267.7)

Operating margin				(9.7)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2013
	North American Brands	North American Generics and International	Anda Distribution	Total
Product sales	$995.0	$6,299.9	$1,196.9	$8,491.8
Other revenue	67.5	118.3	—	185.8

Net revenues	1,062.5	6,418.2	1,196.9	8,677.6
Operating expenses:
Cost of sales(1)	343.6	3,322.6	1,024.5	4,690.7
Selling and marketing	264.8	663.4	92.1	1,020.3
General and administrative	237.9	756.9	32.7	1,027.5

Contribution	$216.2	$1,675.3	$47.6	$1,939.1

Contribution margin	20.3%	26.1%	4.0%	22.3%
Research and Development				616.9
Amortization				842.7
Goodwill impairments				647.5
In-process research and development impairments				4.9
Loss on asset held for sale				42.7
Asset sales, impairments and contingent consideration adjustment, net				207.6

Operating (loss)				$(423.2)

Operating margin				(4.9)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2012
	North American Brands	North American Generics and International	Anda Distribution	Total
Product sales	$407.8	$4,389.0	$986.4	$5,783.2
Other revenue	70.4	61.3	—	131.7

Net revenues	478.2	4,450.3	986.4	5,914.9
Operating expenses:
Cost of sales(1)	116.2	2,431.5	846.6	3,394.3
Selling and marketing	175.3	297.6	73.6	546.5
General and administrative	27.5	559.9	37.9	625.3

Contribution	$159.2	$1,161.3	$28.3	$1,348.8

Contribution margin	33.3%	26.1%	2.9%	22.8%
Research and Development				402.5
Amortization				481.1
Goodwill impairments				—
In-process research and development impairments				101.0
Loss on asset held for sale				—
Asset sales, impairments and contingent consideration adjustment, net				48.5

Operating income				$315.7

Operating margin				5.3%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents net revenues for the North American Brands segment for the years ended December 31, 2014, 2013 and 2012. (in millions):

	Years Ended December 31,
	2014	2013	2012
North American Brands
CNS
Namenda Franchise	$899.3	$—	$—
Viibyrd® / Fetzima ®	140.3	—	—
Saphris ®	69.9	—	—
Other CNS	49.4	—	—

Total CNS	1,158.9	—	—
Gastroenterology
Delzicol®/Asacol ® HD	564.0	150.2	—
Linzess®/Costella ™	174.4	—	—
Carafate ® / Sulcrate ®	92.2	—	—
Canasa ® / Salofalk ®	86.6	—	—
Zenpep ®, Ultrase ® & Viokace ®	71.9	—	—
Other Gastroenterology	17.5	—	—

Total Gastroenterology	1,006.6	150.2	—
Women’s Health
Lo Loestrin® Fe	277.1	63.3	—
Minastrin® 24 Fe	217.9	55.7	—
Estrace® Cream	258.2	60.7	—
Other Women’s Health	199.0	113.1	61.9

Total Women’s Health	952.2	292.8	61.9
Cardiovascular, Respiratory & Acute Care
Bystolic®	292.6	—	—
Daliresp ®	61.7	—	—
Tudorza ®	58.6	—	—

Total Cardiovascular, Respiratory & Acute Care	412.9	—	—
Urology	289.2	258.6	217.7
Infectious Disease	56.2	—	—
Dermatology/Established Brands	755.4	360.9	198.6

Total North American Brands	$4,631.4	$1,062.5	$478.2

North American Brand revenues are classified based on the current mix of promoted products within the respective categories. Movement of products between categories may occur from time to time based on changes in promotional activities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net revenues in our North American Generics and International segment consisted of the following for the years ended December 31, 2014, 2013, and 2012 (in millions):

	Years Ended December 31,
	2014	2013	2012
North American Generics	$4,173.6	$3,915.7	$3,472.2
International	2,573.6	2,502.5	978.1

Net revenues	$6,747.2	$6,418.2	$4,450.3

For the years ended December 31, 2014, 2013, and 2012, no international country comprised more than ten percent of the segment net revenues.

NOTE 21 — Business Restructuring Charges

During the year ended December 31, 2014 activity related to our business restructuring and facility rationalization activities primarily related to the cost optimization initiatives in conjunction with the Forest and Warner Chilcott acquisitions as well as optimization of our operating cost structure through our global supply chain initiative (“GSCI”). Restructuring activities for the year ended December 31, 2014 as follows (in millions):

	Accrual Balance at December 31, 2013	Assumed Liability	Charged to Expense	Cash Payments	Non-cash Adjustments	Accrual Balance at December 31, 2014
Cost of sales
Severance and retention	$24.9	$—	$10.3	$(15.8)	$0.1	$19.5
Product transfer costs	0.4	—	27.0	(27.5)	0.2	0.1
Facility decommission costs	5.3	—	2.1	(6.5)	—	0.9
Share-based compensation restructuring related to acquisitions	—	—	3.4	—	(3.4)	—
Accelerated depreciation	—	—	17.8	—	(17.8)	—

	30.6	—	60.6	(49.8)	(20.9)	20.5

Operating expenses				—	—
Research and development	1.4	—	25.1	(6.6)	—	19.9
Accelerated depreciation R & D	—	—	1.5	—	(1.5)	—
Selling, general and administrative	84.7	12.2	138.6	(147.5)	1.0	89.0
Share-based compensation restructuring related to acquisitions	—	—	183.2	—	(183.2)	—
Accelerated depreciation SG&A	—	—	1.8	—	(1.8)	—

	86.1	12.2	350.2	(154.1)	(185.5)	108.9

Total	$116.7	$12.2	$410.8	$(203.9)	$(206.4)	$129.4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2013 activity related to our business restructuring and facility rationalization activities primarily related to the cost optimization initiatives in conjunction with the Warner Chilcott and Actavis acquisitions as well as optimization of our operating cost structure through our GSCI. Restructuring activities for the year ended December 31, 2013 as follows (in millions):

	Accrual Balance at December 31, 2012	Assumed Liability Warner Chilcott	Charged to Expense	Cash Payments	Non-cash Adjustments	Accrual Balance at December 31, 2013
Cost of Sales
Severance and retention	$14.9	$—	$14.5	$(5.4)	$0.9	$24.9
Product transfer costs	0.5	—	15.5	(13.1)	(2.5)	0.4
Facility decommission costs	7.3	—	7.2	(9.2)	—	5.3
Accelerated depreciation	—	—	28.1	—	(28.1)	—

	22.7	$—	65.3	(27.7)	(29.7)	30.6

Operating expenses
R&D	3.4	—	12.8	(5.2)	(9.6)	1.4
Accelerated depreciation — R & D	—	—	3.6	—	(3.6)	—
Selling, general and administrative	39.0	18.1	90.2	(59.7)	(2.9)	84.7
Share-based compensation restructuring related to Warner Chilcott Acquisition	—	—	45.4	—	(45.4)	—
Accelerated depreciation — SG&A	—	—	4.3	—	(4.3)	—

	42.4	18.1	156.3	(64.9)	(65.8)	86.1

Total	$65.1	$18.1	$221.6	$(92.6)	$(95.5)	$116.7

During the year ended December 31, 2014, 2013 and 2012, the Company recognized restructuring charges of $410.8 million, $221.6 million and $47.3 million, respectively.

NOTE 22 — Derivative Instruments and Hedging Activities

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

Foreign Currency Forward Contracts

The Company has entered into foreign currency forward contracts to mitigate volatility in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward contracts outstanding at December 31, 2014 have settlement dates within one month. The effect of the derivative contracts was a gain of $2.3 million, a loss of $0.3 million and a loss of $70.4 million for the years ended December 31, 2014, 2013 and 2012, respectively, and was recognized in other income (expense). The forward contracts are classified in the consolidated balance sheet in prepaid expenses and other assets or accounts

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payable and accrued expenses, as applicable. In 2012, the Company entered into foreign currency exchange options and forward contracts to hedge its agreed upon purchase of the Actavis Group for €4.25 billion. The foreign currency options had a net premium payable of $156.8 million, which was settled and paid on October 9, 2012. These transactions were entered into to mitigate exposure resulting from movements of the U.S. dollar against the Euro in connection with the Actavis Acquisition, and resulted in a (loss) being reflected in other income (expense) of $70.4 million during the year ended December 31, 2012.

The foreign currency forward contracts to buy Euros and US dollars and sell Russian Rubles at December 31, 2014 were as follows:

	Notional Amount
Foreign Currency	Buy	Sell
Russian Ruble	€—	€0.8

	€—	€0.8

NOTE 23 — Fair Value Measurement

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

Assets and liabilities measured at fair value or disclosed at fair value on a recurring basis as of December 31, 2014 and 2013 consisted of the following (in millions):

	Fair Value Measurements as of December 31, 2014 using:
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$1.0	$1.0	$—	$—
Foreign exchange forward contracts	2.3	—	2.3	—

Total assets	$3.3	$1.0	$2.3	$—

Liabilities:
Contingent consideration	396.8	—	—	396.8

Total liabilities	$396.8	$—	$—	$396.8

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fair Value Measurements as of December 31, 2013 using:
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$2.5	$2.5	$—	$—
Foreign exchange forward contracts	0.3	—	0.3	—

Total assets	$2.8	$2.5	$0.3	$—

Liabilities:
Contingent consideration	214.7	6.9	—	207.8

Total liabilities	$214.7	$6.9	$—	$207.8

Marketable securities and investments consist of available-for-sale investments in U.S. treasury and agency securities and publicly traded equity securities for which market prices are readily available. Unrealized gains or losses on marketable securities and investments are recorded in accumulated other comprehensive (loss) / income.

The fair value measurement of the contingent consideration obligations is primarily determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on our own cash flow assumptions. Changes in the fair value of the contingent consideration obligations, including accretion expenses, are recorded in our consolidated statement of operations. For the year ended December 31, 2014, income of $3.9 million, $0.4 million and $67.9 million has been included in cost of sales, general and administrative and R&D, respectively, including the write-offs of contingent consideration. For the year ended December 31, 2013, charges of $7.2 million, $1.4 million, $1.1 million have been included in cost of sales, general and administrative, and R&D respectively, in the accompanying consolidated statement of operations.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2014 and 2013 (in millions):

	Balance at December 31, 2013	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments	Foreign currency translation	Balance at December 31, 2014
Liabilities:
Contingent consideration obligations	$207.8	$—	$281.1	$(89.0)	$(3.1)	$396.8

	Balance at December 31, 2012	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments	Foreign currency translation	Balance at December 31, 2013
Liabilities:
Contingent consideration obligations	$363.1	$(342.7)	$176.9	$9.7	$0.8	$207.8

During the year ended December 31, 2014, the Company recorded additional contingent consideration of $50.3 million in connection with the acquisition of metronidazole 1.3% vaginal gel antibiotic from Valeant, $17.1 million plus milestones in connection with the May 2014 Acquisition, $68.0 million in connection with the Forest Acquisition, $88.0 million in connection with the Furiex Acquisition, and $49.0 million in connection with the Durata Acquisition.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the second quarter of 2014, the Company recorded fair value adjustments of contingent consideration of $22.8 million related specifically to IPR&D related to a project named Estelle and $1.5 million related to IPR&D for Colvir. Estelle is a novel natural estrogen-based 28 day cycle oral contraceptive for the prevention of pregnancy. At June 30, 2014, the acquired IPR&D intangible asset of $13.1 million was deemed to be fully impaired. Consequently the $22.8 million contingent liability was written off; resulting in a net gain of $9.7 million in the year ended December 31, 2014. Colvir is a treatment of premalignant Human Papilloma Virus (HPV) lesions of the uterine cervix. At June 30, 2014, the acquired IPR&D intangible asset of $2.0 million was deemed to be fully impaired. Consequently the $1.5 million contingent liability was written off; resulting in a net loss of $0.5 million in the year ended December 31, 2014.

During the fourth quarter of 2014, the Company sold its rights in Aeroquin. As a result, the Company wrote-off $16.0 million in contingent consideration in the year ended December 31, 2014. In addition, the Company wrote-off IPR&D of $18.0 million, resulting in a net loss of $2.0 million.

In the quarter ended December 31, 2014, the Company evaluated future projections under the Metrogel Acquisition of the acquired product. As a result of this review, the Company noted the intangible asset was not fully recoverable. As such, the Company impaired the asset by $25.0 million. At the same time, the Company reversed contingent consideration (through cost of sales) of $21.0 million, for a net loss of $4.0 million.

As of December 31, 2014 and 2013, the Company has contingent consideration obligations arising out of the following acquisitions (in millions):

	December 31, 2014	December 31, 2013
Medicines 360 Acquisition	$126.6	$146.1
Furiex Acquisition	88.4	—
Forest Acquisition	52.4	—
Durata Acquisition	49.0	—
Metrogel Acquisition	31.2	—
May 2014 Acquisition	19.1	—
Uteron Acquisition	10.4	45.0
Other	19.7	23.6

Total	$396.8	$214.7

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

NOTE 24 — Commitments and Contingencies

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued. As of December 31, 2014, the Company’s consolidated balance sheet includes accrued loss contingencies of approximately $365.0 million.

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

Antitrust Litigation

Actos® Litigation.    On December 31, 2013 two putative class actions were filed in the federal district court (United Food and Commercial Workers Local 1776 & Participating Employers Health and Welfare Fund v. Takeda Pharmaceutical Co. Ltc. Et al., S.D.N.Y. Civ. No. 13-9244 and Crosby Tugs LLC v. Takeda Pharmaceuticals Co. Ltd., et al., S.D.N.Y. Civ. No. 13-9250) against Actavis plc and certain of its affiliates alleging that Watson Pharmaceuticals, Inc.’s (“Watson” now known as Actavis, Inc.) 2010 patent lawsuit settlement with Takeda Pharmaceutical, Co. Ltd. related to Actos® (pioglitazone hydrochloride and metformin “Actos®”) is unlawful. Several additional complaints have been filed (Fraternal Order of Police, Fort Lauderdale Lodge 31, Insurance Trust Fund v. Takeda Pharmaceutical Co. Ltd., et al., S.D.N.Y. Civ. No. 14-0116; International Union of Operating Engineers Local 132 Health & Welfare Fund v. Takeda Pharmaceutical Co. Ltd., et al., S.D.N.Y. Civ. No. 14-0644; A.F. of L. — A.G.C. Building Trades Welfare Plan v. Takeda Pharmaceutical Co. Ltd., et al., S.D.N.Y. Civ. No. 14-1493; NECA-IBEW Welfare Trust Fund v. Takeda Pharmaceutical Co. Ltd., et al., S.D.N.Y. Civ. No. 14-1661; Painters District Council No. 30 Health and Welfare Fund v. Takeda Pharmaceutical Co. Ltd., et al., N.D.Ill. Civ. No. 14-1601; City of Providence v. Takeda Pharmaceutical Co. Ltd., et al., D.R.I. Civ. No. 14-125; Minnesota and North Dakota Bricklayers and Allied Craftworkers Health Fund and Greater Metropolitan Hotel Employers-Employees Health and Welfare Fund v. Takeda Pharmaceutical Co. Ltd., et al., S.D.N.Y. Civ. No. 14-1691; Local 17 Hospitality Benefit Fund v. Takeda Pharmaceutical Co. Ltd., et al., S.D.N.Y. Civ. No. 14-1788; New England Electrical Workers Benefit Fund v. Takeda Pharmaceutical Co. Ltd., et al., S.D.N.Y. Civ. No. 14-2424; Plumbers & Pipefitters Local 178 Health & Welfare Trust Fund v. Takeda Pharmaceutical Co. Ltd., Civ. No. 14-2378; Dennis Kreish v. Takeda Pharmaceutical Co. Ltd., et al., Civ. No. 14-2137; Man-U Service Contract Trust Fund and Teamsters Union Local 115 Health & Welfare Fund v. Takeda Pharmaceutical Co. Ltd., et al., Civ. No. 14-2846). The Company anticipates additional claims or lawsuits based on the same or similar allegations may be filed. Prior to the filing of the Painters District Council and City of Providence complaints, plaintiffs in the cases pending in federal court in New York filed a consolidated class action complaint. Plaintiffs in the Painters District Council and City of Providence cases subsequently voluntarily dismissed their complaints in Illinois and Rhode Island, respectively, and refiled their complaints in the Southern District of New York where all the cases have been referred to the same judge. Plaintiffs then filed a consolidated, amended complaint on May 20, 2014 (In re Actos End-Payor Antitrust Litigation, Civ. No. 13-9244). The amended complaint, asserted on behalf of a putative class of indirect purchaser plaintiffs, generally alleges an overall scheme that included Watson improperly delaying the launch of its generic version of Actos® in exchange for substantial payments from Takeda in violation of federal and state antitrust and consumer protection laws. The complaint seeks declaratory and injunctive relief and unspecified damages. Defendants filed motions to dismiss the consolidated amended complaint on July 11, 2014. Rather than oppose the motions to dismiss, plaintiffs amended their complaint on August 22, 2014. Defendants moved to dismiss the amended complaint on October 10, 2014. Plaintiffs’ oppositions to the motion were filed on

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 5, 2014 and defendants’ reply briefs were filed on January 9, 2015. Oral argument on the motion is scheduled for March 10, 2015.

The Company believes that it has substantial meritorious defenses to the claims alleged. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

AndroGel® Litigation.    On January 29, 2009, the U.S. Federal Trade Commission and the State of California filed a lawsuit in the United States District Court for the Central District of California (Federal Trade Commission, et. al. v. Watson Pharmaceuticals, Inc., et. al., USDC Case No. CV 09-00598) alleging that the September 2006 patent lawsuit settlement between Watson and Solvay Pharmaceuticals, Inc. (“Solvay”), related to AndroGel® 1% (testosterone gel) CIII is unlawful. The complaint generally alleged that Watson improperly delayed its launch of a generic version of Androgel® in exchange for Solvay’s agreement to permit Watson to co-promote Androgel® for consideration in excess of the fair value of the services provided by Watson, in violation of federal and state antitrust and consumer protection laws. The complaint sought equitable relief and civil penalties. On February 2 and 3, 2009, three separate lawsuits alleging similar claims were filed in the United States District Court for the Central District of California by various private plaintiffs purporting to represent certain classes of similarly situated claimants (Meijer, Inc., et. al., v. Unimed Pharmaceuticals, Inc., et. al., USDC Case No. EDCV 09-0215); (Rochester Drug Co-Operative, Inc. v. Unimed Pharmaceuticals Inc., et. al., Case No. EDCV 09-0226); (Louisiana Wholesale Drug Co. Inc. v. Unimed Pharmaceuticals Inc., et. al, Case No. EDCV 09-0228). On April 8, 2009, the Court transferred the government and private cases to the United States District Court for the Northern District of Georgia. On April 21, 2009 the State of California voluntarily dismissed its lawsuit against Watson without prejudice. The Federal Trade Commission and the private plaintiffs in the Northern District of Georgia filed amended complaints on May 28, 2009. The private plaintiffs amended their complaints to include allegations concerning conduct before the U.S. Patent and Trademark Office, conduct in connection with the listing of Solvay’s patent in the FDA “Orange Book,” and sham litigation. Additional actions alleging similar claims have been filed in various courts by other private plaintiffs purporting to represent certain classes of similarly situated direct or indirect purchasers of Androgel® (Stephen L. LaFrance Pharm., Inc. d/b/a SAJ Dist. v. Unimed Pharms., Inc., et al., D. NJ Civ. No. 09-1507); (Fraternal Order of Police, Fort Lauderdale Lodge 31, Insurance Trust Fund v. Unimed Pharms. Inc., et al., D. NJ Civ. No. 09-1856); (Scurto v. Unimed Pharms., Inc., et al., D. NJ Civ. No. 09-1900); (United Food and Commercial Workers Unions and Employers Midwest Health Benefits Fund v. Unimed Pharms., Inc., et al., D. MN Civ. No. 09-1168); (Rite Aid Corp. et al. v. Unimed Pharms., Inc. et al., M.D. PA Civ. No. 09-1153); (Walgreen Co., et al. v. Unimed Pharms., LLC, et al., MD. PA Civ. No. 09-1240); (Supervalu, Inc. v. Unimed Pharms., LLC, et al, ND. GA Civ. No. 10-1024); (LeGrand v. Unimed Pharms., Inc., et al., ND. GA Civ. No. 10-2883); (Jabo’s Pharmacy Inc. v. Solvay Pharmaceuticals, Inc., et al., Cocke County, TN Circuit Court Case No. 31,837). On April 20, 2009, Watson was dismissed without prejudice from the Stephen L. LaFrance action pending in the District of New Jersey. On October 5, 2009, the Judicial Panel on Multidistrict Litigation transferred all actions then pending outside of the United States District Court for the Northern District of Georgia to that district for consolidated pre-trial proceedings (In re: AndroGel® Antitrust Litigation (No. II), MDL Docket No. 2084), and all currently-pending related actions are presently before that court. On February 22, 2010, the judge presiding over all the consolidated litigations related to Androgel® then pending in the United States District Court for the Northern District of Georgia granted Watson’s motions to dismiss the complaints, except the portion of the private plaintiffs’ complaints that include allegations concerning sham litigation. Final judgment in favor of the defendants was entered in the Federal Trade Commission’s action on April 21, 2010. On April 25, 2012, the Court of Appeals affirmed the dismissal. On June 17, 2013, the Supreme Court issued a decision, holding that the settlements between brand and generic drug companies which include a payment from the brand company to the generic competitor must be evaluated under a “rule of reason” standard of review and ordered the case remanded (the “Supreme Court Androgel Decision”). On July 20, 2010, the plaintiff in the Fraternal Order of Police action filed an amended complaint adding allegations concerning conduct before the U.S. Patent and Trademark Office, conduct in connection with the listing of Solvay’s patent in the FDA’s “Orange Book,” and sham litigation similar to the claims raised in the direct purchaser actions. On

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 28, 2010, the judge presiding over MDL 2084 entered an order pursuant to which the LeGrand action, filed on September 10, 2010, was consolidated for pretrial purposes with the other indirect purchaser class action as part of MDL 2084 and made subject to the Court’s February 22, 2010 order on the motion to dismiss. In February 2012, the direct and indirect purchaser plaintiffs and the defendants filed cross-motions for summary judgment, and on June 22, 2012, the indirect purchaser plaintiffs, including Fraternal Order of Police, LeGrand and HealthNet, filed a motion for leave to amend and consolidate their complaints. On September 28, 2012, the district court granted summary judgment in favor of the defendants on all outstanding claims. The plaintiffs then appealed. On September 12 and 13, 2013, respectively, the indirect purchaser plaintiffs and direct purchaser plaintiffs filed motions with the district court, asking the court for an indicative ruling that it would vacate its final order on the parties’ summary judgment motions and conduct further proceedings in light of the Supreme Court Androgel Decision, should the Court of Appeals remand the case to the district court. On October 23, 2013, the district court granted the motions. The court of appeals remanded the case back to the district court which has granted plaintiffs relief under Rule 60(b) of the Federal Rules of Civil Procedure, vacating the ruling from which plaintiffs appealed. On August 5, 2014 the indirect purchaser plaintiffs filed an amended complaint. The Company answered the amended complaint on September 15, 2014.

The Company believes it has substantial meritorious defenses and intends to defend itself vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Cipro® Litigation.    Beginning in July 2000, a number of suits were filed against Watson and certain Company affiliates including The Rugby Group, Inc. (“Rugby”) in various state and federal courts alleging claims under various federal and state competition and consumer protection laws. Several plaintiffs have filed amended complaints and motions seeking class certification. Approximately 42 cases were filed against Watson, Rugby and other Company entities. Many of these actions have been dismissed. Actions remain pending in various state courts, including California, Kansas, Tennessee, and Florida. The actions generally allege that the defendants engaged in unlawful, anticompetitive conduct in connection with alleged agreements, entered into prior to Watson’s acquisition of Rugby from Sanofi Aventis (“Sanofi”), related to the development, manufacture and sale of the drug substance ciprofloxacin hydrochloride, the generic version of Bayer’s brand drug, Cipro®. The actions generally seek declaratory judgment, damages, injunctive relief, restitution and other relief on behalf of certain purported classes of individuals and other entities. The action pending in Kansas, which the court previously terminated administratively, has been reopened. Plaintiffs’ in that case moved for class certification on February 21, 2014; defendants’ filed opposition to the class certification motion on May 23, 2014. Class discovery ended on July 25, 2014 and plaintiffs filed reply briefs in support of certification on August 22, 2014. A hearing was held on October 28, 2014 on defendants’ motion for an evidentiary hearing on class discovery and a hearing on the certification was held on December 15, 2014. There has been no action in the cases pending in Florida and Tennessee since 2003. In the action pending in the California Superior Court for the County of San Diego (In re: Cipro Cases I & II, JCCP Proceeding Nos. 4154 & 4220), on July 21, 2004, the California Court of Appeal ruled that the majority of the plaintiffs would be permitted to pursue their claims as a class. On August 31, 2009, the California Superior Court granted defendants’ motion for summary judgment, and final judgment was entered on September 24, 2009. On October 31, 2011, the California Court of Appeal affirmed the Superior Court’s judgment. On December 13, 2011, the plaintiffs filed a petition for review in the California Supreme Court. On February 15, 2012, the California Supreme Court granted review. On September 12, 2012, the California Supreme Court entered a stay of all proceedings in the case pending a decision from the United States Supreme Court in the Federal Trade Commission v. Actavis matter involving Androgel, described above. The California Supreme Court lifted the stay on June 26, 2013 following the ruling by the United States Supreme Court. Plaintiffs and Bayer announced that they have reached an agreement to settle the claims pending against Bayer and Bayer has now been dismissed from the action. Plaintiffs are continuing to pursue claims against the generic defendants, including Watson and Rugby. The remaining parties submitted letter briefs to the court regarding the impact of the Supreme Court Androgel Decision. Response briefs were submitted on February 14, 2014. Amicus briefs were submitted on March 18, 2014 and the parties filed responses to such briefs on April 24, 2014.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Warner Chilcott and Mayne moved to dismiss the claims of Mylan, the direct purchasers, the indirect purchasers and the retailers. On November 21, 2012, the Federal Trade Commission filed with the court an amicus curiae brief supporting the plaintiffs’ theory of relief. On June 12, 2013, the court entered a denial, without prejudice, of Warner Chilcott and Mayne’s motions to dismiss. On November 13, 2013, Warner Chilcott and Mayne reached an agreement in principle to settle the claims of the Direct Purchaser Plaintiff class representatives for $15.0 million. On February 18, 2014 the court preliminarily approved the settlement and after a hearing issued a final approval of the settlement on September 15, 2014. On April 18, 2014, Warner Chilcott and Mayne reached an agreement to settle the claims of the opt-out direct purchasers for $10.9 million. On May 29, 2014 Warner Chilcott and Mayne reached an agreement in principle to settle the claims of the Indirect Purchaser Plaintiff class representatives for $8.0 million. On July 11, 2014, the indirect purchaser plaintiffs filed a motion to approve the settlement with the court and on September 9, 2014 the court, after a hearing, issued an order preliminarily approving this settlement. After a final fairness hearing, the indirect purchaser settlement received final approval on January 28, 2015. Warner Chilcott and Mylan filed motions for summary judgment on March 10, 2014. On June 2, 2014, the court vacated the trial date. A new trial date has not been set.

The Company intends to vigorously defend its rights in the litigations. However, it is impossible to predict with certainty the outcome of any litigation, and the Company can offer no assurance as to when the lawsuits will be decided, whether the Company will be successful in its defense and whether any additional similar suits will

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Lidoderm® Litigation.    On November 8, 2013, a putative class action was filed in the federal district court (Drogueria Betances, Inc. v. Endo Pharmaceuticals, Inc., et al., E.D.Pa. Civ. No. 13-06542) against Actavis, Inc. and certain of its affiliates alleging that Watson’s 2012 patent lawsuit settlement with Endo Pharmaceuticals, Inc. related to Lidoderm® (lidocaine transdermal patches, “Lidoderm®”) is unlawful. The complaint, asserted on behalf of putative classes of direct purchaser plaintiffs, generally alleges that Watson improperly delayed launching generic versions of Lidoderm® in exchange for substantial payments from Endo Pharmaceuticals in violation of federal and state antitrust and consumer protection laws. The complaint seeks declaratory and injunctive relief and damages. Additional lawsuits contain similar allegations have followed on behalf of putative classes of direct purchasers (Rochester Drug Cooperative, Inc. v. Endo Pharmaceuticals, Inc., et al., E.D.Pa. Civ. No. 13-7217; American Sales Co. LLC, v. Endo Pharmaceuticals, Inc., et al., M.D.Tenn. Civ. No. 14-0022; Cesar Castillo, Inc. v. Endo Pharmaceuticals, Inc., et al., M.D.Tenn. Civ. No. 14-0569) and suits filed on behalf of a putative class of end-payer plaintiffs (United Food and Commercial Workers Local 1776 & Participating Employers Health and Welfare Fund v.Teikoku Pharma USA, Inc., et al., N.D.Cal. Civ. No. 13-5257; Fraternal Order of Police, Fort Lauderdale Lodge 31, Insurance Trust Fund v. Teikoku Pharma USA, Inc., et al., N.D.Cal. Civ. No. 13-5280; City of Providence v. Teikoku Pharma USA, Inc., et al., D.R.I. Civ. No. 13-771; Greater Metropolitan Hotel Employers — Employees Health and Welfare Fund v. Endo Pharmaceuticals, Inc., et al., D.Minn. Civ. No. 13-3399; Pirelli Armstrong Retiree Medical Benefits Trust v. Teikoku Pharma USA, Inc., et al., M.D.Tenn. Civ. No. 13-1378; Plumbers and Pipefitters Local 178 Health and Welfare Trust Fund v. Teikoku Pharma USA, Inc., et al., N.D.Cal. Civ. No. 13-5938; Philadelphia Federation of Teachers Health and Welfare Fund v. Endo Pharmaceuticals, Inc., et al., E.D.Pa. Civ. No. 14-0057; International Association of Fire Fighters Local 22 Health & Welfare Fund v. Endo Pharmaceuticals, Inc., et al., E.D.Pa. Civ. No. 14-0092; Painters District Council No. 30 Health and Welfare Fund v. Teikoku Pharma USA, Inc., et al., C.D.Cal. Civ. No. 14-0289; Local 17 Hospitality Benefit Fund v. Endo Pharmaceuticals, Inc., et al., N.D.Cal. Civ. No. 14-0503; Teamsters Local Union 115 Health and Welfare Fund v. Endo Pharmaceuticals, Inc., et al., E.D.Pa. Civ. No. 14-0772; Roller v. Endo Pharmaceuticals, Inc., et al., N.D.Cal. Civ. No. 14-0792; Welfare Plan of the International Union of Operation Engineers Locals 137, 137A, 137B, 137C, 137R v. Endo Pharmaceuticals, Inc., et al., M.D.Tenn. Civ. No. 13-1378; NECA-IBEW Welfare Trust v. Endo Pharmaceuticals, Inc., et al., N.D.Cal. Civ. No. 14-1141; Allied Services Division Welfare Fund v. Endo Pharmaceuticals USA Inc., et al., E.D.Pa. Civ. No. 14-1548; Irene Kampanis v. Endo Pharmaceuticals, Inc., et al., E.D.Pa. Civ. No. 14-1562). The Company anticipates additional claims or lawsuits based on the same or similar allegations may be filed. On December 23, 2013, plaintiffs in the United Food and Commercial Workers action filed a motion with the JPML to have all the Lidoderm® antitrust cases consolidated in the Northern District of California. Plaintiffs in several of the other actions filed objections and argued for consolidation in districts where their suits were filed. The motion was heard by the JPML at a hearing on March 27, 2014 and on April 3, 2014 the JPML consolidated the cases in the Northern District of California. (In re Lidoderm Antitrust Litigation, N.D. Cal., MDL No. 14-2521). An initial case conference was held on May 9, 2014 after which the court issued a schedule order. Pursuant to that order, on June 13, 2014 the direct and indirect purchaser plaintiffs filed amended and consolidated complaints. The defendants thereafter filed a joint motion to dismiss on July 28, 2014. Plaintiffs filed their opposition to the joint motion on September 8, 2014. Defendants filed reply briefs on October 14, 2014. Oral argument on the motion was held on November 5, 2014. The court issued its decision on November 17, 2014 granting the motion in part but denying it with respect to the claims under Section 1 the Sherman Act. Plaintiffs filed an amended complaint on December 19, 2014. Defendants’ responses to the amended complaint were filed on January 30, 2015.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company believes it has substantial meritorious defenses and intends to defend itself vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Loestrin® 24 Litigation.    On April 5, 2013, two putative class actions were filed in the federal district court (New York Hotel Trades Council & Hotel Assoc. of New York City, Inc. Health Benefits Fund v. Warner Chilcott Pub. Ltd. Co., et al., D.N.J., Civ. No. 13-02178, and United Food and Commercial Workers Local 1776 & Participating Employers Health and Welfare Fund v. Warner Chilcott (US), LLC, et al., E.D.Pa., No. 13-01807) against Actavis, Inc. and certain affiliates alleging that Watson’s 2009 patent lawsuit settlement with Warner Chilcott related to Loestrin® 24 Fe (norethindrone acetate/ethinyl estradiol tablets and ferrous fumarate tablets, “Loestrin® 24”) is unlawful. The complaints, both asserted on behalf of putative classes of end-payors, generally allege that Watson and another generic manufacturer improperly delayed launching generic versions of Loestrin® 24 in exchange for substantial payments from Warner Chilcott, which at the time was an unrelated company, in violation of federal and state antitrust and consumer protection laws. The complaints each seek declaratory and injunctive relief and damages. On April 15, 2013, the plaintiff in New York Hotel Trades withdrew its complaint and, on April 16, 2013, refiled it in the federal court for the Eastern District of Pennsylvania (New York Hotel Trades Council & Hotel Assoc. of New York City, Inc. Health Benefits Fund v. Warner Chilcott Public Ltd. Co., et al., E.D.Pa., Civ. No. 13-02000). Additional complaints have been filed by different plaintiffs seeking to represent the same putative class of end-payors (A.F. of L. — A.G.C. Building Trades Welfare Plan v. Warner Chilcott, et al., D.N.J. 13-02456, Fraternal Order of Police, Fort Lauderdale Lodge 31, Insurance Trust Fund v. Warner Chilcott Public Ltd. Co., et al., E.D.Pa. Civ. No. 13-02014). Electrical Workers 242 and 294 Health & Welfare Fund v. Warner Chilcott Public Ltd. Co., et al., E.D.Pa. Civ. No. 13-2862 and City of Providence v. Warner Chilcott Public Ltd. Co., et al., D.R.I. Civ. No. 13-307). In addition to the end-payor suits, two lawsuits have been filed on behalf of a class of direct payors (American Sales Company, LLC v. Warner Chilcott Public Ltd., Co. et al., D.R.I. Civ. No. 12-347 and Rochester Drug Co-Operative Inc., v. Warner Chilcott (US), LLC, et al., E.D.Pa. Civ. No. 13-133476). On June 18, 2013, defendants filed a motion with the Judicial Panel on Multidistrict Litigation (“JPML”) to consolidate these cases in one federal district court. After a hearing on September 26, 2013, the JPML issued an order conditionally transferring all related Loestrin® 24 cases to the federal court for the District of Rhode Island. (In re Loestrin 24 Fe Antitrust Litigation, D.R.I. MDL No. 13-2472). A preliminary hearing was held on November 4, 2013 after which an amended, consolidated complaint was filed on December 6, 2013. On February 6, 2014, the Company filed a motion to dismiss the direct and indirect purchaser plaintiffs’ complaints. Plaintiffs’ filed oppositions to the motion on March 24, 2014 and the Company filed its responses on April 23, 2014. A hearing was held on June 27, 2014 on the motion to dismiss and on September 4, 2014, the court granted the motion. On October 6, 2014, the direct purchaser plaintiffs filed a notice of appeal of the district court’s opinion and on October 20, 2014, they filed a motion for entry of a final judgment. Also, on October 20, 2014 the indirect purchaser plaintiffs filed a motion for reconsideration of the court’s September 4, 2014 opinion. On November 21, 2014 the Company moved to stay the opt-out direct purchasers’ action. The Company anticipates additional claims or lawsuits based on the same or similar allegations.

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

Namenda Litigation.    On September 15, 2014, the State of New York, through the Office of the Attorney General of the State of New York filed a lawsuit in the United States District Court for the Southern District of New York (The People of the State of New York v. Actavis, PLC, et al., Civ. No. 14-7473) alleging that Forest is acting to prevent or delay generic competition to Forest’s immediate-release product Namenda in violation of federal and New York antitrust laws and committed other fraudulent acts in connection with its commercial plans for Namenda XR. Previously, the Attorney General’s office had issued a subpoena for records relating to Namenda XR and Namenda to which Forest was responding. In the complaint, the state seeks unspecified

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

monetary damages and injunctive relief. On September 24, 2014, the state filed a motion for a preliminary injunction prohibiting Forest from discontinuing or otherwise limiting the availability of immediate-release Namenda until the conclusion of the litigation. Forest filed an opposition to the Attorney General’s motion on October 21, 2014. On November 5, 2014, Forest announced its plans to discontinue the general sale and distribution of Namenda tablets in January 2015. Forest further announced that, after that date, Forest will make Namenda tablets available for prescribing to patients upon an indication of medical need as determined by their physician, and that the product will be made available through Foundation Care, a full service specialty mail-order pharmacy serving patients nationwide. On November 5, 2014, the state filed a first amended complaint, alleging that Forest’s actions announced on November 5, 2014 violated additional federal antitrust laws. On November 7, 2014, Forest filed a motion to dismiss the state’s first amended complaint. A hearing was held from November 10, 2014 through November 17, 2014 on the Attorney General’s preliminary injunction motion. At a November 24, 2014 hearing, the district court heard the parties’ closing arguments for the preliminary injunction hearing and oral argument on Forest’s motion to dismiss the state’s first amended complaint. On December 11, 2014, the court issued a ruling granting the Attorney General’s injunction motion and issued an injunction on December 15, 2014. Forest filed a notice of appeal of the court’s decision and filed a motion with the Second Circuit Court of Appeals for an emergency stay of the district court’s injunction and an expedited review on the appeal. On January 6, 2015, the Second Circuit Court of Appeals denied Forest’s stay motion and granted Forest’s motion for expedited review of the appeal. Forest filed its appeal brief on January 8, 2015 and New York filed its opposition brief on February 13, 2015. Forest’s reply brief is due by February 23. The Court has ordered that oral argument be scheduled “as soon as practicable thereafter.”

The Company believes it has substantial meritorious defenses and intends to defend both its brand and generic defendant entities vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Opana Litigation.    On December 19, 2014, a putative class action was filed in California state court (Mahaffay v. Impax Laboratories, Inc., et al., CA Super. Ct. Case No. HG14752254) against Actavis, Inc. and Actavis South Atlantic LLC alleging, among other things, that Actavis’ 2009 patent lawsuit settlement with Endo Pharmaceuticals, Inc. related to Opana ER® (extended release oxymorphone hydrochloride tablets) is unlawful. The complaint, asserted on behalf of a putative class of end payer plaintiffs, generally alleges that Actavis and Impax improperly delayed launching generic versions of Opana ER® in exchange for substantial consideration from Endo in violation of CA state antitrust, unfair competition and consumer protection laws. The complaint seeks damages and other equitable relief. The Company anticipates additional claims or lawsuits based on the same or similar allegations may be filed. The Company believes it has substantial meritorious defenses and intends to defend itself vigorously. However, this action and any others like it, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Commercial Litigation

Celexa®/Lexapro® Class Actions.    Forest and certain of its affiliates are defendants in three federal court actions filed on behalf of individuals who purchased Celexa® and/or Lexapro® for pediatric use, all of which have been consolidated for pretrial purposes in a Multi-District Litigation (“MDL”) proceeding in the U.S. District Court for the District of Massachusetts under the caption “In re Celexa and Lexapro Marketing and Sales Practices Litigation.” These actions, two of which were originally filed as putative nationwide class actions, and one of which is a putative California-wide class action, allege that Forest marketed Celexa® and/or Lexapro® for off-label pediatric use and paid illegal kickbacks to physicians to induce prescriptions of Celexa® and Lexapro®. The complaints assert various similar claims, including claims under the Missouri and California consumer protection statutes, respectively, and state common laws. On February 5, 2013, the district judge overseeing the MDL denied all plaintiffs’ motions for class certification. On February 18, 2013, the plaintiff in the California action filed a petition seeking leave to appeal this decision to the U.S. Court of Appeals for the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

First Circuit. On April 16, 2013, the First Circuit denied the petition. On April 30, 2013, plaintiffs in the other two actions filed an Amended Complaint seeking to certify state-wide class actions in Illinois, Missouri, and New York under those states’ consumer protection statutes. On January 13, 2014, the district judge denied plaintiffs’ motion with respect to the proposed Illinois and New York classes and allowed it with respect to the proposed Missouri class. Forest filed a petition seeking leave to appeal this decision to the U.S. Court of Appeals for the First Circuit on January 27, 2014. On March 12, 2014, Forest reached agreement with the MDL plaintiffs to settle the Missouri class claims, including claim by both individuals and third party payors that purchased Celexa® or Lexapro® for use by a minor from 1998 to December 31, 2013. In exchange for a release from class members, Forest will pay $7.65 million into a fund that will cover (1) the settlement benefits paid to class members, (2) administration costs, (3) incentive awards to be paid to the representative plaintiffs, and (4) attorneys’ fees and costs. If valid claims are greater than $4.215 million, Forest will pay up to $2.7 million more to pay for the additional valid claims (the total settlement payment shall not exceed $10.35 million). The district court judge preliminarily approved the settlement on March 14, 2014 and issued an order enjoining all class members and other persons from litigating claims relating to those covered by the settlement. On September 8, 2014 the court granted final approval for the settlement.

On May 3, 2013, another action was filed in the U.S. District Court for the Central District of California on behalf of individuals who purchased Lexapro® for adolescent use, seeking to certify a state-wide class action in California and alleging that our promotion of Lexapro® for adolescent depression has been deceptive. This action was transferred to the MDL mentioned in the preceding paragraph and, on July 29, 2013, Forest moved to dismiss the complaint. The district court judge granted Forest’s motion to dismiss on March 5, 2014. Plaintiff filed a Notice of Appeal with the U.S. Court of Appeals for the First Circuit on March 17, 2014 and filed its appeal brief on July 24, 2014. Forest filed its opposition brief on August 25, 2014.

On November 13, 2013, another action was filed in the U.S. District Court for the District of Minnesota seeking to certify a nationwide class of third-party payor entities that purchased Celexa® and Lexapro® for pediatric use. The complaint asserts claims under the federal Racketeer Influenced and Corrupt Organizations Act, alleging that Forest engaged in an off-label marketing scheme and paid illegal kickbacks to physicians to induce prescriptions of Celexa® and Lexapro®. This action was transferred to the MDL mentioned in the preceding paragraphs, and Forest filed a motion to dismiss the complaint on January 15, 2014. On February 5, 2014, the plaintiffs voluntarily dismissed the complaint and filed a First Amended Complaint, which, among other things, added claims on behalf of a Minnesota class of entities and consumers under Minnesota’s consumer protection statutes. Forest filed a motion to dismiss the First Amended Complaint on April 9, 2014. A motion hearing was held on October 1, 2014. On December 12, 2014, the court issued a ruling dismissing plaintiff’s claims under Minnesota’s Deceptive Trade Practices Act, but denying the remaining portions of the motion.

On March 13, 2014, an action was filed in the U.S. District Court for the District of Massachusetts by two third-party payors seeking to certify a nationwide class of persons and entities that purchased Celexa® and Lexapro® for use by pediatric use. The complaint asserts claims under the federal Racketeer Influenced and Corrupt Organizations Act, state consumer protection statutes, and state common laws, alleging that Forest engaged in an off-label marketing scheme and paid illegal kickbacks to physicians to induce prescriptions of Celexa® and Lexapro®. This action was filed as a related action to the action described above in the preceding paragraph. Forest filed a motion to dismiss the complaint on April 30, 2014. In its December 12, 2014 ruling, the court granted Forest’s motion to dismiss.

On August 28, 2014, an action was filed in the U.S. District Court for the Western District of Washington (Civ. No. 14-1339) seeking to certify a nationwide class of consumers and subclasses of Washington and Massachusetts consumers that purchased Celexa® and Lexapro® for pediatric use. The complaint asserts claims under the federal Racketeer Influenced and Corrupt Organizations Act, alleging that Forest engaged in off-label marketing scheme and paid illegal kickbacks to physicians to induce prescriptions of Celexa® and Lexapro®. On October 14, 2014, the court entered a conditional transfer order to transfer the case to the U.S. District Court for the District of Massachusetts where it has been consolidated with the other actions pending in that court relating to marketing of Celexa® and Lexapro®. Forest’s response to the complaint was filed on December 19, 2014.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We intend to continue to vigorously defend against these actions. At this time, we do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

Forest and certain of its affiliates are also named as defendants in two actions filed on behalf of entities or individuals who purchased or reimbursed certain purchases of Celexa® and Lexapro® for pediatric use pending in the Missouri Circuit Court, Twenty-Second Judicial Circuit, and arising from similar allegations as those contained in the federal actions described in the preceding paragraphs. The first action, filed on November 6, 2009 under the caption “St. Louis Labor Healthcare Network et al. v. Forest Pharmaceuticals, Inc. and Forest Laboratories, Inc.,” is brought by two entities that purchased or reimbursed certain purchases of Celexa® and/or Lexapro®. The complaint asserts claims under the Missouri consumer protection statute and Missouri common law, and seeks unspecified damages and attorneys’ fees. We have reached an agreement with the plaintiffs to resolve this action for payments that are not material to our financial condition or results of operations. The second action, filed on July 22, 2009 under the caption “Crawford v. Forest Pharmaceuticals, Inc.,” and now known as “Luster v. Forest Pharmaceuticals, Inc.,” is a putative class action on behalf of a class of Missouri citizens who purchased Celexa® for pediatric use. The complaint asserts claims under the Missouri consumer protection statute and Missouri common law, and seeks unspecified damages and attorneys’ fees. In October 2010, the court certified a class of Missouri domiciliary citizens who purchased Celexa® for pediatric use at any time prior to the date of the class certification order, but who do not have a claim for personal injury. On December 9, 2013, we filed a motion for summary judgment, which was argued on January 8, 2014. On February 21, 2014, we filed a motion to de-certify the class. Decisions on these motions are pending. On March 12, 2014, we informed the judge of the MDL Missouri class settlement described above, including that the federal class encompasses the members of the certified Missouri class in Luster. At a status conference on April 2, 2014 the parties agreed that the action is stayed in light of the injunction contained in the MDL Preliminary Approval Order, described above. On January 21, 2015, the company reached an agreement to settle with the Luster plaintiffs for a payment that is not material to our financial condition or results of operations We intend to continue to vigorously defend against this action. At this time, we do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

Columbia Laboratories, Inc. Securities Litigation.    On June 8, 2012, Watson and certain of its officers were named as defendants in a consolidated amended class action complaint filed in the United States District Court for the District of New Jersey (In re: Columbia Laboratories, Inc. Securities Litigation, Case No. CV 12-614) by a putative class of Columbia Laboratories’ stock purchasers. The amended complaint generally alleges that between December 6, 2010 and January 20, 2012, Watson and certain of its officers, as well as Columbia Laboratories and certain of its officers, made false and misleading statements regarding the likelihood of Columbia Laboratories obtaining FDA approval of Prochieve® progesterone gel, Columbia Laboratories’ developmental drug for prevention of preterm birth. Watson licensed the rights to Prochieve® from Columbia Laboratories in July 2010. The amended complaint further alleges that the defendants failed to disclose material information concerning the statistical analysis of the clinical studies performed by Columbia Laboratories in connection with its pursuit of FDA approval of Prochieve®. The complaint seeks unspecified damages. On August 14, 2012, the defendants filed a motion to dismiss all of the claims in the amended complaint, which the court granted on June 11, 2013. Plaintiffs filed a second amended complaint on July 11, 2013. Defendants filed motions to dismiss the second amended complaint on August 9, 2013. On October 21, 2013, the court granted the motion to dismiss the second amended complaint. In ruling on the motion to dismiss, the court also ruled that if the plaintiffs seek to further amend the complaint, they must file a motion within thirty days seeking permission to do so. On December 20, 2013, plaintiffs filed a notice of appeal on the district court’s motion to dismiss ruling and filed their opening appellate brief on March 20, 2014. Respondents’ briefs in the appeal were filed on April 9, 2014. The oral argument on the appeal was held on December 9, 2014. The Company believes it has substantial meritorious defenses and it intends to defend itself vigorously. Additionally, the Company maintains insurance to provide coverage for the claims alleged in the action. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. The action, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Forest Laboratories Securities Litigation.    In February and March 2014, nine putative stockholder class actions were brought against Forest, Forest’s directors, Actavis plc, and certain of Actavis’s affiliates. Four actions were filed in the Delaware Court of Chancery and have been consolidated under the caption “In re Forest Laboratories, Inc. Stockholders Litigation” (the “Delaware Action”). Five actions were filed in New York State Supreme Court and have been consolidated under the caption “Turberg v. Forest Laboratories, Inc. et al.” (the “New York Action”). On April 4 and May 5, 2014, respectively, the Delaware and New York plaintiffs filed consolidated amended complaints in their respective jurisdictions. The amended complaints seek, among other remedies, to enjoin Actavis’s proposed acquisition of Forest or damages in the event the transaction closes. The complaints generally allege, among other things, that the members of the Forest Board of Directors breached their fiduciary duties by agreeing to sell Forest for inadequate consideration and pursuant to an inadequate process, and that the disclosure document fails to disclose allegedly material information about the transaction. The complaints also allege that Actavis, and certain of its affiliates, aided and abetted these alleged breaches. On May 28, 2014, the defendants reached an agreement in principle with plaintiffs in the Delaware Action and the New York Action regarding a settlement of both Actions, and that agreement is reflected in a memorandum of understanding pursuant to which Forest agreed to make certain additional disclosures related to the proposed transaction with Actavis, which are contained in a Form 8-K filed May 28, 2014. The parties entered into a definitive stipulation of settlement on February 6, 2015 that remains subject to customary conditions, including court approval. A fairness hearing has not yet been scheduled. If the settlement is finally approved by the court, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the proposed transaction, the merger agreement, and any disclosure made in connection therewith, including in the Definitive Joint Proxy Statement/Prospectus. There can be no assurance that the Delaware Court of Chancery will approve the settlement In such event, the proposed settlement may be terminated. At this time, we do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

Furiex Securities Litigation.    In May 2014, four putative stockholder class actions were brought against Forest, Furiex Pharmaceuticals, Inc. (“Furiex”), and Furiex’s board of directors. Two actions were brought in the Delaware Court of Chancery under the captions “Steven Kollman v. Furiex Pharmaceuticals, Inc. et al.” and “Donald Powell v. Furiex Pharmaceuticals, Inc. et al.” (the “Delaware Actions”). Two actions were brought in North Carolina state court under the captions “Walter Nakatsukasa v. Furiex Pharmaceuticals, Inc. et al.” and “Christopher Shinneman v. Furiex Pharmaceuticals, Inc. et al.” (the “North Carolina Actions”). These actions alleged, among other things, that the members of the Furiex Board of Directors breached their fiduciary duties by agreeing to sell Furiex for inadequate consideration and pursuant to an inadequate process. These actions also alleged that Forest aided and abetted these alleged breaches. These actions sought class certification, to enjoin the proposed acquisition of Furiex, and an award of unspecified damages, attorneys’ fees, experts’ fees, and other costs. The Kollman and Nakatsukasa actions also sought recission of the acquisition and unspecified recissory damages if the acquisition was completed. On June 23, 2014, the defendants reached an agreement in principle with plaintiffs in the Delaware Actions and the North Carolina Actions regarding a settlement of all four actions, and that agreement is reflected in a memorandum of understanding. In connection with the settlement contemplated by the memorandum of understanding, Furiex agreed to make certain additional disclosures related to the proposed transaction with us, which are contained in a Form DEFA14A filed June 23, 2014. On January 15, 2015, the parties entered into a stipulation of settlement which is subject to court approval. A fairness hearing has not yet been scheduled. If the settlement is finally approved by the court, it will resolve and release all claims in all four actions that were or could have been brought challenging any aspect of the proposed transaction and any disclosure made in connection therewith. There can be no assurance that the North Carolina state court will approve the settlement. In such event, the proposed settlement may be terminated. At this time, we do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

Telephone Consumer Protection Act Litigation — Medical West Ballas Pharmacy, LTD, et al. v. Anda, Inc., (Circuit Court of the County of St. Louis, State of Missouri, Case No. 08SL-CC00257). In January 2008, Medical West Ballas Pharmacy, LTD, filed a putative class action complaint against Anda, Inc. (“Anda”), a subsidiary of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In October 2012, Forest and certain of its affiliates were named as defendants, along with The Peer Group, Inc. (“TPG”), in a putative class action brought by the St. Louis Heart Center (“SLHC”) under the caption “St. Louis Heart Center, Inc. v. Forest Pharmaceuticals, Inc. and The Peer Group, Inc.” The action is now pending in the U.S. District Court for the Eastern District of Missouri. On May 17, 2013, SLHC filed a Fourth Amended Complaint, alleging that Forest and TPG violated the Telephone Consumer Protection Act of 1991, as amended by the TCPA, on behalf of a proposed class that includes all persons who, from four years prior to the filing of the action, were sent telephone facsimile messages of material advertising the commercial availability of any property, goods, or services by or on behalf of defendants, which did not display an opt-out notice compliant

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with a certain regulation promulgated by the FCC. The Fourth Amended Complaint seeks $500 for each alleged violation of the TCPA, treble damages if the Court finds the violations to be willful, knowing or intentional, interest, and injunctive and other relief. On July 17, 2013, the district court granted Forest’s motion to stay the action pending the administrative proceeding initiated by the pending FCC Petitions, including any appeal therefrom.

In a related matter, on November 30, 2010, Anda filed a petition with the FCC, asking the FCC to clarify the statutory basis for its regulation requiring “opt-out” language on faxes sent with express permission of the recipient (the “FCC Petition”). On May 2, 2012, the Consumer & Governmental Affairs Bureau of the FCC dismissed the FCC Petition. On May 14, 2012, Anda filed an application for review of the Bureau’s dismissal by the full Commission, requesting the FCC to vacate the dismissal and grant the relief sought in the FCC Petition. The FCC has not ruled on the application for review. On June 27, 2013, Forest filed a Petition for Declaratory Ruling with the FCC requesting that the FCC find that (1) the faxes at issue in the action complied, or substantially complied with the FCC regulation, and thus did not violate it, or (2) the FCC regulation was not properly promulgated under the TCPA. On January 31, 2014, the FCC issued a Public Notice seeking comment on several other recently-filed petitions, all similar to the one Anda filed in 2010. Anda and Forest were among several parties that submitted comments on the Public Notice. On October 30, 2014, the FCC issued a final order granting the FCC Petition granting Anda, Forest and several other petitioners a retroactive waiver of the opt-out notice requirement for all faxes sent with express consent. The litigation plaintiffs, who had filed comments on the January 2014 Public Notice, have appealed the final order to the Court of Appeals for the District of Columbia. Anda, Forest and other petitioners have moved to intervene in the appeal seeking review of that portion of the FCC final order addressing the statutory basis for the opt out/express consent portion of the regulation.

Anda and Forest believe they have substantial meritorious defenses to the putative class actions brought under the TCPA, and intend to defend the actions vigorously. However, these actions, if successful, could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Mezzion Declaratory Judgment Action.    On April 8, 2014, Warner Chilcott Company, LLC filed a declaratory judgment action against Mezzion Pharma Co. Ltd. (“Mezzion”), a Korean pharmaceutical company formerly known as Dong-A PharmaTech Co. Ltd. (Warner Chilcott Company, LLC v. Mezzion Pharma Co. Ltd., N.Y. Sup. Ct., Case No. 14-651094). The suit was filed to protect Warner Chilcott Company, LLC’s rights and interests under an exclusive license and distribution agreement, involving Mezzion’s product udenafil that is used to treat erectile dysfunction and benign prostate hyperplasia. The parties first executed the agreement in 2008 and later amended it 2010. On February 14, 2014, Mezzion sent a notice a breach letter to Warner Chilcott Company, LLC alleging that Warner Chilcott had failed to use commercially reasonable efforts to develop and commercialize the product for the U.S. and Canadian markets. In its notice letter, Mezzion threatened to terminate the exclusive license and distribution agreement as a result of Warner Chilcott’s purported breaches. Warner Chilcott believes that it has not breached the agreement and will prevail in the declaratory judgment action. On June 2, 2014, Mezzion filed an answer and asserted counterclaims against the Company. The Company filed its answer to the counterclaims on July 14, 2014. On January 22, 2015, the Company and Mezzion reached an agreement to settle the litigation.

West Virginia Prescription Drug Abuse Litigation.    On June 26, 2012, the State of West Virginia filed a lawsuit against multiple distributors of prescription drugs, including Anda, Inc., a subsidiary of the Company (State of West Virginia v. Amerisourcebergen Drug Corporation, et. al., Boone County Circuit Court Civil Case No. 12-C-141). The complaint generally alleges that the defendants distributed prescription drugs in West Virginia in violation of state statutes, regulation and common law. The complaint seeks injunctive relief and unspecified damages and penalties. On July 26, 2012, a co-defendant removed the case to the federal court for the Southern District of West Virginia. On March 27, 2013, the court granted plaintiff’s motion to remand the case to state court. On January 3, 2014, plaintiff filed an amended complaint which the defendants moved to dismiss on February 14, 2014. Oral argument on the motion to dismiss was held on June 5, 2014. On December 16, 2014, the court issued its order denying the defendants’ motion to dismiss. The case is in its

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

preliminary stages and the Company believes it has substantial meritorious defenses to the claims alleged. However, an adverse determination in the case could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Prescription Drug Abuse Litigation.    On May 21, 2014, California counties Santa Clara and Orange filed a lawsuit on behalf of the State of California against several pharmaceutical manufacturers. Plaintiffs named Actavis plc in the suit. (The People of the State of California v. Purdue Pharam L.P., et al, CA Super. Ct., Civil Case No. 30-2014-00725287)(“California Action”). The California plaintiffs filed an amended complaint on June 9, 2014. On July 11, 2014, co-defendant Teva Pharmaceuticals removed the case to the federal court for the Central District of California (Civ. No. 14-1080). The California plaintiffs moved to remand the case to state court on August 11, 2014. Defendants filed an opposition to the remand motion on September 19, 2014. On June 2, 2014, the City of Chicago also filed a complaint against the same set of defendants, including Actavis plc, that were sued in the California Action. Co-defendants Janssen Pharmaceuticals and Endo Pharmaceuticals removed the City of Chicago’s complaint to the federal court for the Northern District of Illinois (Civ. No. 14-4361). On June 16, 2014, the City of Chicago moved to have the case remanded to state court but later withdrew its remand motion. Defendants filed motions to dismiss the complaint on August 29, 2014. On October 20, 2014, the City of Chicago filed an amended complaint against all defendants. Certain Actavis defendants filed motions to dismiss for lack of personal jurisdiction. The California motion was filed on December 12, 2014 and the Chicago motion was filed on December 19, 2014. Both the California and Chicago complaints allege that the manufacturer defendants engaged in a deceptive campaign to promote their products in violation of state and local laws. Each of the complaints seeks unspecified monetary damages, penalties and injunctive relief. The Company anticipates that additional suits will be filed. The Company believes it has several meritorious defenses to the claims alleged. However, an adverse determination in these actions could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Testosterone Replacement Therapy Class Action.    On November 24, 2014, the Company was served with a putative class action complaint filed on behalf a class of third party payers in the U.S. District Court for the Northern District of Illinois alleging that the Company and other named pharmaceutical defendants violated various laws including the federal Racketeer Influenced and Corrupt Organizations Act and state consumer protection laws in connection with the sale and marketing of certain testosterone replacement therapy pharmaceutical products (“TRT Products”), including the Company’s Androderm® product. (Medical Mutual of Ohio v. Abbvie Inc., at el., Civ. No. 14-8857). This matter was filed in the TRT Products Liability multi-district litigation (“MDL”), described in more detail below, notwithstanding that it is not a product liability matter. Plaintiff alleges that it reimbursed third parties for dispensing TRT Products to beneficiaries of its insurance policies. Plaintiff seeks to obtain certain equitable relief, including injunctive relief and an order requiring restitution and/or disgorgement, and to recover damages and multiple damages in an unspecified amount. The Company has not yet responded to the Complaint and intends to vigorously defend the action. The parties have reached agreement on a briefing schedule for motions on the pleadings whereby briefing would be complete by July 7, 2015. The Company believes it has substantial meritorious defenses to the claims alleged. However, an adverse determination in the case could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Employment Litigation

In July 2012, Forest and certain of its affiliates were named as defendants in an action brought by Megan Barrett, Lindsey Houser, Jennifer Jones, and Jennifer Seard, former Company Sales Representatives, in the U.S. District Court for the Southern District of New York under the caption “Megan Barrett et al. v. Forest Laboratories Inc. and Forest Pharmaceuticals, Inc.” In November 2012, Plaintiffs amended the complaint, adding six additional plaintiffs: Kimberly Clinton, Erin Eckenrode, Julie Smyth, Marie Avila, Andrea Harley, and Christy Lowder, all of whom alleged that they were current or former Company Sales Representatives or Specialty Sales Representatives. In March 2013, Plaintiffs filed a Second Amended Complaint, adding one additional plaintiff: Tracy Le, a now-former Company Sales Representative. The action is a putative class and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

collective action, and the Second Amended Complaint alleges class claims under Title VII for gender discrimination with respect to pay and promotions, as well as discrimination on the basis of pregnancy, and a collective action claim under the Equal Pay Act. The proposed Title VII gender class includes all current and former female Sales Representatives (defined to include Territory Sales Representatives, Field Sales Representatives, Medical Sales Representatives, Professional Sales Representatives, Specialty Sales Representatives, Field Sales Trainers, and Regional Sales Trainers) employed by the Company throughout the U.S. from 2008 to the date of judgment, and the proposed Title VII pregnancy sub-class includes all current and former female Sales Representatives who have been, are, or will become pregnant while employed by the Company throughout the U.S. from 2008 to the date of judgment. The proposed Equal Pay Act collective action class includes current, former, and future female Sales Representatives who were not compensated equally to similarly-situated male employees during the applicable liability period. The Second Amended Complaint also includes non-class claims on behalf of certain of the named Plaintiffs for sexual harassment and retaliation under Title VII, and for violations of the Family and Medical Leave Act. We filed a motion to dismiss certain claims on April 29, 2013, which was argued on January 16, 2014. On August 14, 2014, the court issued a decision on the motion granting it in part and denying it in part, striking the plaintiffs’ proposed class definition and instead limiting the proposed class to a smaller set of potential class members and dismissing certain of the individual plaintiffs’ claims. Forest filed an answer to the complaint on October 27, 2014. On January 12, 2015, Plaintiffs filed a motion for equitable tolling; seeking tolling back to April 29, 2013 – the date of the Company’s filing of the motion to dismiss the Second Amended Complaint. The Company’s response to this motion is due on January 26, 2015. Plaintiffs have until March 6, 2015 to file a motion for conditional certification of the Equal Pay Act class. The litigation is still in its early stages and the parties are beginning to work on discovery matters. We intend to continue to vigorously defend against this action. At this time, we do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Warner Chilcott and Roche’s actions against Teva, Apotex, Sun and Mylan for infringement of the ‘938 Patent and the ‘634 Patent arising from each such party’s proposed generic version of Actonel® OaM were

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated for all pretrial purposes (in Case No. 08-cv-627), and a consolidated trial for those suits was previously expected to be held in July 2012. Following an adverse ruling in Roche’s separate ongoing patent infringement suit before the U.S. District Court for the District of New Jersey relating to its Boniva® product, in which the court held that claims of the ‘634 Patent covering a monthly dosing regimen using ibandronate were invalid as obvious, Teva, Apotex, Sun and Mylan filed a motion for summary judgment in Warner Chilcott’s Actonel® OaM patent infringement litigation. In the motion, the defendants sought to invalidate the asserted claims of the ‘938 Patent and ‘634 Patent, which cover a monthly dosing regimen using risedronate, on similar grounds. The previously scheduled trial has been postponed pending resolution of the new summary judgment motion. A hearing on Teva, Apotex, Sun and Mylan’s motions for summary judgment of invalidity and a separate motion by Warner Chilcott and Roche for summary judgment of infringement took place on December 14, 2012. On March 28, 2014, the district court granted the defendants’ motions for summary judgment that the ‘938 and ‘634 patents are invalid. Warner Chilcott and Roche intend to appeal the district court’s decision, and on April 25, 2014, Warner Chilcott and Roche filed a notice of appeal. On May 21, 2014, Warner Chilcott and Roche filed a motion for a preliminary injunction to prevent the launch of generic Actonel OaM. On June 6, 2014, the court denied the motion for preliminary injunction. On June 10, 2014, FDA approved generic versions of Actonel OaM. On June 11, 2014, the United States Court of Appeals for the Federal Circuit denied the Company’s appeal of the District Court’s preliminary injunction ruling. Warner Chilcott and Roche continue to appeal the District Court’s summary judgment ruling. Certain generic manufacturers have launched their products notwithstanding this appeal. Oral argument occurred on October 6, 2014. The United States Court of Appeals for the Federal Circuit affirmed the District Court’s summary judgment of invalidity on November 18, 2014.

To the extent that ANDA filers also submitted a Paragraph IV certification with respect to U.S. Patent No. 6,165,513 covering Actonel® OaM, Warner Chilcott has not pursued an infringement action with respect to this patent. The Company also received a Notice Letter from Aurobindo Pharma Ltd. dated on or about June 12, 2014. A complaint was filed on July 28, 2014 before the United States District Court for the District of Delaware (Warner Chilcott Company, LLC and Hoffmann-La Roche, Inc. v. Aurobindo Pharma Ltd. and Aurobindo Pharma USA, Inc., C.A. No. 14-cv-00990). The parties dismissed this suit with prejudice on January 22, 2015.

Amrix®.    In August 2014, Aptalis Pharmatech, Inc. (“Aptalis”) and Ivax International GmbH (“Ivax”), Aptalis’s licensee for Amrix, brought an action for infringement of U.S. Patent No. 7,790,199 (the “‘199 patent”), and U.S. Patent No. 7,829,121 (the “‘121 patent”) in the U.S. District Court for the District of Delaware against Apotex Inc. and Apotex Corp. (collectively “Apotex”) (Case No. 14-cv-1038). Apotex has notified Aptalis that it has filed an ANDA with the FDA seeking to obtain approval to market a generic version of Amrix before these patents expire. (The ‘199 and ‘121 patents expire in November 2023.) This lawsuit triggered an automatic stay of approval of Apotex’s ANDA until no earlier than December 27, 2016 (unless a court issues a decision adverse to Forest sooner, and subject to any other exclusivities, such as a first filer 180 day market exclusivity). On October 6, 2014, the parties filed a joint stipulation in which Apotex agreed, among other things, to waive all defenses and counterclaims with the exception of its affirmative defenses and counterclaim of non-infringement. On October 9, 2014, the district court issued a scheduling order setting a claim construction hearing in May 2015 and a trial date in November 2015. The Company believes it has meritorious claims to prevent the generic applicant from launching a generic version of Amrix. However, there can be no assurance a generic version will not be launched.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pharmaceuticals, Inc. in the United States District Court for the District of New Jersey, alleging that sales of Lupin’s generic version of Generess® Fe would infringe the ‘050 patent. (Warner Chilcott Company LLC v. Lupin Ltd., et al., Case No. 11cv7228). The complaint seeks injunctive relief. Warner Chilcott’s lawsuits against Mylan and Lupin have been consolidated and remain pending. Pursuant to the provisions of the Hatch-Waxman Act, the FDA is precluded from granting final approval to the generic applicants until the earlier of thirty months after the generic applicant provided Warner Chilcott with notice of its abbreviated new drug application filing or the generic applicant prevails in the pending litigation. The trial concluded on February 21, 2014. On April 14, 2014 Warner Chilcott reached an agreement with Mylan and the counterparties to settle their case. Under the terms of the settlement, Mylan may launch its ANDA product on April 1, 2015, or Mylan can launch an authorized generic version of Generess on October 1, 2015. The litigation against Lupin is still pending. On April 29, 2014, the district court ruled that the ‘050 patent is invalid. Warner Chilcott has appealed the decision and the appeal is currently pending. The Company believes Warner Chilcott has meritorious claims on appeal. However, if Lupin prevails in the pending litigation or launches a generic version of Generess® Fe before the pending litigation is finally resolved or April 1, 2015, it could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

In September 2013, Warner Chilcott received Paragraph IV certification notice letter from Mylan and Famy Care indicating that they had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of Warner Chilcott’s oral contraceptive, Lo Loestrin® Fe. The notice letter contends that Warner Chilcott’s ‘984 Patent, which covers Lo Loestrin® Fe and expires in 2029, is invalid and/or not infringed. Warner Chilcott filed a lawsuit against Mylan in October 2013 (Warner Chilcott Co., LLC v. Mylan Inc. et al., Case No. 13-cv-06560) in the U.S. District Court for the District of New Jersey charging Mylan and Famy Care with infringement of the ‘984 Patent. The complaint seeks injunctive relief. The lawsuit results in a stay of FDA approval of Mylan and Famy Care’s ANDA for 30 months from the date of Warner Chilcott’s receipt of the notice letter, subject to the prior resolution of the matter before the court. The Mylan/Famy Care case is not consolidated with the Lupin case and is currently pending in the district court. On February 3, 2015, Mylan filed an Inter Partes Review before the Patent Trial and Appeal Board, U.S. Patent and Trademark Office, (No. 2015-00682), with respect to the ‘984 patent.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Namenda®.    In June 2014, Forest Laboratories, Inc., Forest Laboratories Holdings, Ltd. (collectively, “Forest”) and Merz Pharma, Forest’s licensor for Namenda (all collectively, “Plaintiffs”), brought an action for infringement of U.S. Patent No. 5,061,703 (the “‘703 patent”) in the U.S. District Court for the District of Delaware against Aurobindo Pharma USA Inc. and Aurobindo Pharma Ltd. (collectively “Aurobindo”) (Case No. 14-cv-833). Aurobindo has notified Plaintiffs that it has filed an ANDA with the FDA seeking to obtain approval to market a generic version of Namenda before the ‘703 patent expires. On or about June 16, 2014, the FDA informed Forest that pediatric exclusivity had been granted for studies conducted on memantine hydrochloride, the active ingredient of Namenda. (As a result, the ‘703 patent expires in October 2015.) This lawsuit triggered an automatic stay of approval of Aurobindo’s ANDA until no later than the expiration of the ‘703 patent (unless a court issues a decision adverse to Plaintiffs sooner, and subject to any other exclusivities, such as a first filer 180 day market exclusivity). On November 4, 2014, Plaintiffs entered into a settlement agreement with Aurobindo. Under the terms of the settlement agreement, and subject to review of the settlement terms by the U.S. Federal Trade Commission, Plaintiffs will provide a license to Aurobindo that will permit it to launch its generic versions of Namenda 5 milligram and 10 milligram tablet products as of the date that is the later of (a) the expiration date of the ‘703 patent, including any extensions and/or pediatric exclusivities, or (b) the date that Aurobindo obtains final FDA approval of its ANDA, or earlier in certain circumstances.

Namenda XR.    In January, February, April, May, August and October 2014, Forest Laboratories, Inc., Forest Laboratories Holdings, Ltd. (collectively, “Forest”) and Merz Pharma and Adamas Pharmaceuticals, Forest’s licensors for Namenda XR (all collectively, “Plaintiffs”), brought actions for infringement of some or all of U.S. Patent No. 5,061,703 (the “‘703 patent”), U.S. Patent No. 8,039,009 (the “’009 patent”), U.S. Patent No. 8,168,209 (the “‘209 patent”), U.S. Patent No. 8,173,708 (the “‘708 patent”), U.S. Patent No. 8,283,379 (the “‘379 patent”), U.S. Patent No. 8,329,752 (the “‘752 patent”), U.S. Patent No. 8,362,085 (the “‘085 patent”), and U.S. Patent No. 8,598,233 (the “‘233 patent”) in the U.S. District Court for the District of Delaware against Wockhardt, Teva, and Sun (Forest Laboratories, Inc., et al. v. Teva Pharmaceuticals USA, Inc., et al., Case No. 14-cv-121), Apotex, Anchen, Zydus, Watson, and Par (Forest Laboratories, Inc., et al. v. Apotex Corp., et al., Case No. 14-cv-200), Mylan, Amneal, and Amerigen (Forest Laboratories, Inc., et al. v. Amneal Pharmaceuticals LLC, et al., Case No. 14-cv-508), Ranbaxy (Forest Laboratories, Inc., et al. v. Ranbaxy Inc., et al., Case No. 14-cv-686), Lupin (Forest Laboratories, LLC, et al. v. Lupin Limited, et al., Case No. 14-cv-1058), and Amerigen (Forest Laboratories, LLC, et al. v. Amerigen Pharmaceuticals, Inc., et al., Case No. 14-cv-1271) and related subsidiaries and affiliates thereof. These companies have notified Plaintiffs that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Namenda XR before these certain patents expire. On or about June 16, 2014, the FDA informed Forest that pediatric exclusivity had been

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

granted for studies conducted on memantine hydrochloride, the active ingredient of Namenda XR. (As a result, the ‘703 patent expires in October 2015, the ‘009 patent expires in September 2029, and the ‘209, ‘708, ‘379, ‘752, ‘085, and ‘233 patents expire in May 2026.) These lawsuits triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than June 2016 (unless a court issues a decision adverse to Plaintiffs sooner). On June 11, 2014, Mylan filed a motion to dismiss for lack of personal jurisdiction, which Plaintiffs opposed on June 30, 2014. Mylan’s motion remains pending. On December 18, 2014, Ranbaxy filed an Inter Partes Review before the Patent Trial and Appeal Board, U.S. Patent and Trademark Office, (No. 2015-00410), with respect to the ‘085 patent. On October 17, 2014, Forest and Actavis Laboratories FL, Inc. (f/k/a Watson Laboratories, Inc. — Florida) filed a stipulation dismissing their respective claims without prejudice. On November 3, 2014, Plaintiffs entered into a settlement agreement with Wockhardt. Under the terms of the settlement agreement, and subject to review of the settlement terms by the U.S. Federal Trade Commission, Plaintiffs will provide a license to Wockhardt that will permit it to launch its generic version of Namenda XR as of the date that is the later of (a) two (2) calendar months prior to the expiration date of the last to expire of the ‘703 patent, the ‘209 patent, the ‘708 patent, the ‘379 patent, the ‘752 patent, the ‘085 patent, and the ‘233 patent, including any extensions and/or pediatric exclusivities; or (b) the date that Wockhardt obtains final FDA approval of its ANDA, or earlier in certain circumstances. On January 13, 2015, Plaintiffs entered into settlement agreements with Anchen and Par. Under the terms of the settlement agreements, and subject to review of the settlement terms by the U.S. Federal Trade Commission, Plaintiffs will provide licenses to Anchen and Par that will permit them to launch their generic versions of Namenda XR as of the date that is the later of (a) two (2) calendar months prior to the expiration date of the last to expire of the ‘209 patent, the ‘708 patent, the ‘379 patent, the ‘752 patent, the ‘085 patent, and the ‘233 patent, as well as the ‘009 patent for Par only, including any extensions and/or pediatric exclusivities; or (b) the dates that Anchen and Par obtain final FDA approval of their respective ANDAs, or earlier in certain circumstances. On November 20, 2014, the district court issued a scheduling order setting a claim construction hearing in May 2015 and a trial date in February 2016. The Company believes it has meritorious claims to prevent the generic applicants from launching a generic version of Namenda XR. However, there can be no assurance a generic version will not be launched.

Rapaflo®.    On June 17, 2013, Actavis, Inc., Watson Laboratories, Inc., and Kissei Pharmaceutical Co., Ltd. sued Hetero USA Inc., Hetero Labs Limited, and Hetero Labs Limited, Unit 3 (collectively, “Hetero”) in the United States District Court for the District of Delaware, alleging that sales of silodosin tablets, a generic version of Actavis’ Rapaflo® tablets, would infringe U.S. Patent No. 5,387,603 (the ‘603 patent) (Kissei Pharm. Co., Ltd. et al v. Hetero USA Inc. et al., Case No. 13cv01091). The complaint seeks injunctive relief. On June 17, 2013 Actavis, Inc., Watson Laboratories, Inc., and Kissei Pharmaceutical Co., Ltd. sued Sandoz Inc. in the United States District Court for the District of Delaware, alleging that sales of Sandoz’s generic version of Rapaflo® would infringe the ‘603 patent. (Kissei Pharm. Co., Ltd. et al v. Sandoz, Inc., Case No. 13cv01092). The complaint seeks injunctive relief. Actavis and Kissei’s lawsuits against Hetero and Sandoz have been consolidated and remain pending. Pursuant to the provisions of the Hatch-Waxman Act, the FDA is precluded from granting final approval to the generic applicants prior to April 8, 2016. The Company believes it has meritorious claims to prevent the generic applicants from launching a generic version of Rapaflo. However, if a generic applicant prevails in the pending litigation or launches a generic version of Rapaflo before the pending litigation is finally resolved, it could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows. On December 22, the Parties completed a settlement agreement with Hetero.

Savella.    In September, October, and November 2013, and February 2014, Forest Laboratories, Inc., Forest Laboratories Holdings, Ltd. (collectively, “Forest”) and Royalty Pharma Collection Trust (“Royalty”), Forest’s licensor for Savella, brought actions for infringement of U.S. Patent No. 6,602,911 (the “‘911 patent”), U.S. Patent No. 7,888,342 (the “‘342 patent”), and U.S. Patent No. 7,994,220 (the “‘220 patent”) in the U.S. District Court for the District of Delaware against Amneal (Case No. 13-cv-1737), Apotex (Case No. 13-cv-1602), First Time US Generics (Case No. 13-cv-1642), Glenmark (Case No. 14-cv-159), Hetero (Case No. 13-cv-1603), Lupin (Case No. 13-cv-1604), Mylan (Case No. 13-cv-1605), Par (Case No. 13-cv-1606), Ranbaxy (Case No. 13-cv-1607), Sandoz (Case No. 13-cv-1830), and related subsidiaries and affiliates thereof. These companies have notified Forest and Royalty that they have filed ANDAs with the FDA seeking to obtain approval to market

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

generic versions of Savella before these patents expire. (The ‘342 patent expires in November 2021, the ‘911 patent expires in January 2023, and the ‘220 patent expires in September 2029.) These lawsuits triggered an automatic stay of approval of the applicable ANDAs until July 14, 2016 (unless a court issues a decision adverse to Forest and Royalty Pharma sooner). On March 7, 2014, Forest and Royalty voluntarily dismissed, without prejudice, all claims against Sandoz. On March 20, 2014, the district court consolidated all of the remaining pending actions for all purposes and issued a scheduling order setting a claim construction hearing in December 2015 and a trial date in January 2016. On May 12, 2014, Forest and Royalty entered into a settlement agreement with First Time US Generics. Under the terms of the settlement agreement, and subject to review of the settlement terms by the U.S. Federal Trade Commission, Forest will provide a license to First Time that will permit it to launch its generic version of Savella as of the date that is the later of (a) six (6) calendar months prior to the expiration date of the last to expire of the ‘911 patent, the ‘342 patent, and the ‘220 patent, including any extensions and/or pediatric exclusivities; or (b) the date that First Time obtains final FDA approval of its ANDA, or earlier in certain circumstances. On December 15, 2014, Forest and Royalty entered into a settlement agreement with Ranbaxy. The Company believes it has meritorious claims to prevent the remaining generic applicants from launching a generic version of Savella. However, there can be no assurance a generic version will not be launched.

Saphris®.    In September, October and December 2014 and February 2015, Forest Laboratories, LLC, and Forest Laboratories Holdings, Ltd. (collectively, “Forest”) brought actions for infringement of some or all of U.S. Patent No. 5,763,476 (the “‘476 patent”), U.S. Patent No. 7,741,358 (the “‘358 patent”) and U.S. Patent No. 8,022,228 (the “‘228 patent”) in the U.S. District Court for the District of Delaware against Sigmapharm Laboratories, LLC (“Sigmapharm”) (Case No. 14-cv-1119), Hikma Pharmaceuticals, LLC (“Hikma”) (Case No. 14-cv-1266), Breckenridge Pharmaceutical, Inc. (“Breckenridge”) (Case No. 14-cv-1504) and Alembic Pharmaceuticals, Ltd., and related subsidiaries and affiliates thereof. These companies have notified Forest that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Saphris before some or all of these patents expire. (The ‘476 patent expires in June 2020, and the ‘358 and ‘228 patents expire in April 2026.) These lawsuits triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than February 13, 2017 (unless a court issues a decision adverse to Forest sooner). On February 3, 2015, the district court consolidated the pending actions for all purposes and issued a scheduling order setting a claim construction hearing in October 2015 and a trial date in August 2016. The Company believes it has meritorious claims to prevent the generic applicants from launching a generic version of Saphris. However, there can be no assurance a generic version will not be launched.

Teflaro.    In January 2015, Forest Laboratories, LLC, Forest Laboratories Holdings, Ltd., and Cerexa, Inc. (collectively, “Forest”) and Takeda Pharmaceutical Company Limited (“Takeda”), Forest’s licensor for Teflaro, brought an action for infringement of U.S. Patent No. 6,417,175 (the “‘175 patent”), U.S. Patent No. 6,906,055 (the “‘055 patent”), U.S. Patent No. 7,419,973 (the “‘973 patent”) and U.S. Patent No. 8,247,000 (the “‘400 patent”) in the U.S. District Court for the District of Delaware against Apotex and Sandoz (Case No. 15-cv-0018), and related subsidiaries and affiliates thereof. These companies have notified Forest and Takeda that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Teflaro before the ‘175, ‘055, ‘973 and ‘400 patents expire (Sandoz), and before the ‘400 patent expires (Apotex). (The ‘175 patent expires in December 2018, the ‘055 and ‘973 patents expire in December 2021, and the ‘400 patent expires in February 2031.) These lawsuits triggered an automatic stay of approval of the applicable ANDAs until April 29, 2018 (unless a court issues a decision adverse to Forest and Takeda sooner).

Patent Defense Matters

Bayer Patent Litigation.    In August 2012, Bayer Pharma AG (together with its affiliates, “Bayer”) filed a complaint against Warner Chilcott in the U.S. District Court for the District of Delaware alleging that Warner Chilcott’s manufacture, use, offer for sale, and/or sale of its Lo Loestrin® Fe oral contraceptive product infringes Bayer’s U.S. Patent No. 5,980,940 (Bayer Intellectual Property GMBH et al. v. Warner Chilcott Co., LLC et al., Case No. 12-cv-1032). In the complaint, Bayer seeks injunctive relief and unspecified monetary damages for the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

alleged infringement. In December 2012, Bayer amended the complaint to add a patent interference claim seeking to invalidate the Company’s ‘984 Patent, which covers the Lo Loestrin® Fe product. In June 2014, a claim construction hearing was held before the Court, and the Court issued its constructions on October 9, 2014. On December 15, 2014, Warner Chilcott filed a Summary Judgment motion seeking dismissal of the case.

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

Lamictal ODT.    On November 19, 2014, Aptalis Pharmatech, Inc. and Aptalis Pharma Canada Inc. (“Aptalis”) were named as defendants in a declaratory judgment action brought by Par Pharmaceutical, Inc. (“Par”) in the U.S. District Court for the Eastern District of Pennsylvania (Par Pharmaceutical, Inc. v. GlaxoSmithKline LLC, et al., Civil Action No. 14-6627). In the complaint, Par alleges that it submitted an ANDA seeking approval to market its generic version of Lamictal ODT and that its ANDA received tentative approval from FDA on October 30, 2014. Par alleges that U.S Patent No. 7,919,115 (“the ‘115 patent”), which is listed in the Orange Book for Lamictal ODT and is assigned to Aptalis, will not be infringed by Par’s generic product. Par alleges that the ‘115 patent remains a barrier to it receiving final FDA approval for its generic product because, prior to the submission of Par’s ANDA, another applicant submitted an ANDA for a generic version of Lamictal ODT containing a Paragraph IV certification to the ‘115 patent. Par seeks a declaration that its generic product will not infringe the ‘115 patent. On January 14, 2015, Impax Laboratories, Inc. filed a motion to intervene in the action, which it withdrew on January 27, 2015. On January 15, 2015, Aptalis, GlaxoSmithKline LLC and Par filed a consent judgment and dismissal order, which the district court entered on January 30, 2015.

Oxymorphone Extended-Release Tablets (Generic version of Opana® ER).    On December 11, 2012, Endo Pharmaceuticals Inc. (“Endo”) sued Actavis and certain of its affiliates in the United States District Court for the Southern District of New York, alleging that sales of the Company’s 7.5 mg and 15 mg oxymorphone extended-release tablets, generic versions of Endo’s Opana® ER, infringe U.S. Patent Nos. 7,851,482; 8,309,122; and 8,329,216, which the USPTO recently issued or Endo recently acquired (Endo Pharms. Inc. v. Actavis Inc. et al., Case No. 12-cv-8985). On July 11, 2013, the FDA approved Actavis’ 5 mg, 10 mg, 20 mg, 30 mg, and 40 mg oxymorphone extended-release tablets. On August 6, 2013, Endo filed a motion for a preliminary injunction seeking to prevent Actavis from selling its 5 mg, 10 mg, 20 mg, 30 mg, and 40 mg oxymorphone extended-release tablets. On September 12, 2013, the Court denied Endo’s motion for a preliminary injunction and Actavis began selling its generic versions of Opana® ER. On September 17, 2013, Endo filed a motion for an injunction pending appeal, which the Federal Court of Appeals for the Federal Circuit denied on November 21, 2013. On January 9, 2014, the Federal Circuit heard oral arguments on Endo’s appeal of the district court’s denial of the motion for a preliminary injunction. On March 31, 2014, the Federal Circuit reversed the district court’s denial of Endo’s motion for a preliminary injunction and remanded the matter to the district court for further consideration. Trial in this matter will begin in March 2015. On November 7, 2014, Endo and Mallinckrodt LLC sued Actavis and certain of its affiliates in the United States District Court for the District of Delaware, alleging that sales of the Company’s generic versions of Opana® ER, 5mg, 7.5 mg, 10 mg, 15 mg, 20 mg, 30 mg and 40 mg, generic versions of Endo’s Opana® ER, infringe U.S. Patent Nos. 7,808,737 and 8,871,779, which Endo licensed from Mallinckrodt and the USPTO recently issued to or Endo, respectively (Endo Pharms. Inc. et. al v. Actavis Inc. et al., Case No. 14-cv-01381). The Company believes it has substantial meritorious defenses to the case. However, Actavis has sold and is continuing to sell its generic versions of Opana® ER, 5mg, 7.5 mg, 10 mg, 15 mg, 20 mg, 30 mg and 40 mg. Therefore, an adverse final determination that one of the patents in suit is valid and infringed could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Budesonide Inhalation Suspension (Generic version of Pulmicort Respules®).    On March 19, 2008, AstraZeneca LP and AstraZeneca AB (“Astra”) sued Breath Limited in the United States District Court for the District of New Jersey, alleging that Breath’s filing of an ANDA for Budesonide Inhalation Suspension 0.25 mg/

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2 mL and 0.5 mg/2 mL, a generic version of Astra’s Pulmicort Respules product, infringe U.S. Patent Nos. 6,598,603 (“the ‘603 patent”); 6,899,099 (“the ‘099 patent”); and 7,524,834 (“the ‘834 patent”) (AstraZeneca LP et al. v. Breath Ltd., Case No. 1:2008cv01512). On December 2, 2009, Watson Pharmaceuticals, Inc. (now known as Actavis, Inc., acquired Breath Limited as part of its acquisition of the Arrow Group. On November 1, 2010, in connection with a preliminary injunction against Apotex, the Federal Circuit affirmed a district court decision that the asserted claims of the ‘099 patent are invalid. On July 31, 2012, the FDA approved Breath/Watson’s ANDA for Budesonide Inhalation Suspension 0.25 mg/2 mL and 0.5 mg/2 mL. On April 1, 2013, the United States District Court for the District of New Jersey found the asserted claims of the ‘603 patent invalid and that Breath/Watson’s ANDA did not infringe the asserted claims of the ‘834 patent. On April 3, 2013, the district court entered an injunction preventing the launch of any generic product to allow Astra to file an appeal with the Federal Circuit. The Federal Circuit continued that injunction pending the appeal. On October 30, 2013, the Federal Circuit affirmed the district court’s finding that the asserted claims of the ‘603 patent are invalid, but reversed the district court’s non-infringement finding with respect to the ‘834 patent and remanded the case back to the district court for reconsideration under a new claim construction for the term “micronized powder composition”. On January 17, 2014, Astra moved for a preliminary injunction. On June 4, 2014, the district court consolidated the preliminary injunction proceedings with the upcoming trial. The second trial concluded on October 29, 2014, and the court heard closing arguments on January 29, 2015. On February 13, 2015, the district court found that the asserted claims of the ‘834 patent are invalid and denied Astra’s request for a permanent injunction. That same day, Astra filed a motion for an injunction pending appeal. The court denied Astra’s motion for an injunction that same day. On February 13, 2015, Actavis commercially launched the Breath/Watson approved product. On February 16, 2015, Astra filed a notice of appeal and filed with the Federal Circuit an emergency motion for an injunction pending appeal. On February 17, 2015, the Federal Circuit ordered that (i) Actavis is to respond no later than February 20, 2015 and any reply is due within 3 days of the Actavis’ response; and (ii) Actavis and the other generic defendants are temporarily enjoined from launching or distributing the accused generic products, pending the Federal Circuit’s review of the papers submitted. The Company believes it has substantial meritorious defenses to the case. However, Actavis has sold and is continuing to sell its generic versions of the 0.25 mg/2 mL and 0.5 mg/2 mL strengths of Pulmicort Respules. Therefore, an adverse final determination that ‘834 patent is valid and infringed could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Product Liability Litigation

Actonel® Litigation.    Warner Chilcott is a defendant in approximately 204 cases and a potential defendant with respect to approximately 415 unfiled claims involving a total of approximately 627 plaintiffs and potential plaintiffs relating to Warner Chilcott’s bisphosphonate prescription drug Actonel®. The claimants allege, among other things, that Actonel® caused them to suffer osteonecrosis of the jaw (“ONJ”), a rare but serious condition that involves severe loss or destruction of the jawbone, and/or atypical fractures of the femur (“AFF”). All of the cases have been filed in either federal or state courts in the United States. Warner Chilcott is in the initial stages of discovery in these litigations. The 415 unfiled claims involve potential plaintiffs that have agreed, pursuant to a tolling agreement, to postpone the filing of their claims against Warner Chilcott in exchange for Warner Chilcott’s agreement to suspend the statutes of limitations relating to their potential claims. In addition, Warner Chilcott is aware of four purported product liability class actions that were brought against Warner Chilcott in provincial courts in Canada alleging, among other things, that Actonel® caused the plaintiffs and the proposed

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

class members who ingested Actonel® to suffer atypical fractures or other side effects. It is expected that these plaintiffs will seek class certification. Of the approximately 631 total Actonel®-related claims, approximately 75 include ONJ-related claims, approximately 538 include AFF-related claims and approximately four include both ONJ and AFF-related claims. In some of the cases, manufacturers of other bisphosphonate products are also named as defendants. Plaintiffs have typically asked for unspecified monetary and injunctive relief, as well as attorneys’ fees. Warner Chilcott is reviewing these lawsuits and potential claims and intends to defend these claims vigorously.

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

In May 2013, Warner Chilcott entered into a settlement agreement in respect of up to 74 ONJ-related claims, subject to the acceptance thereof by the individual respective claimants. Warner Chilcott recorded a charge in the six months ended June 30, 2013 in the amount of $2.0 million in accordance with ASC Topic 450 “Contingencies” in connection with Warner Chilcott’s entry into the settlement agreement. This charge represents Warner Chilcott’s current estimate of the aggregate amount that is probable to be paid by Warner Chilcott in connection with the settlement agreement. In September 2013, Warner Chilcott entered into a separate settlement agreement in respect of up to 53 additional ONJ-related claims, subject to the acceptance thereof by the individual respective claimants. Assuming that all of the relevant claimants accept the settlement agreements, approximately 587 Actonel®-related claims would remain outstanding, of which approximately 31 include ONJ-related claims, approximately 538 include AFF-related claims and approximately four include both ONJ and AFF-related claims. However, it is impossible to predict with certainty (i) the number of such individual claimants that will accept the settlement agreement or (ii) the outcome of any litigation with claimants rejecting the settlement or other plaintiffs and potential plaintiffs with ONJ, AFF or other Actonel®-related claims, and the Company can offer no assurance as to the likelihood of an unfavorable outcome in any of these matters. An estimate of the potential loss, or range of loss, if any, to the Company relating to proceedings with (i) claimants rejecting the settlement or (ii) other plaintiffs and potential plaintiffs with ONJ, AFF or other Actonel®-related claims is not possible at this time. The Company believes it has substantial meritorious defenses to these cases and Warner Chilcott maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Alendronate Litigation.    Beginning in 2010, a number of product liability suits were filed against the Company and certain of its affiliates, as well as other manufacturers and distributors of alendronate, for personal injuries including femur fractures and ONJ allegedly arising out of the use of alendronate. Approximately

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

132 cases are pending against Actavis and/or its affiliates in various state and federal courts, representing claims by approximately 176 plaintiffs. These cases are generally at their preliminary stages. Fifty-one lawsuits also name as a defendant Cobalt Laboratories, which Watson acquired in 2009 as part of its acquisition of the Arrow Group, in connection with Cobalt’s manufacture and sale of alendronate. Twenty cases naming the Company and/or its affiliates were consolidated for pre-trial proceedings as part of a multi-district litigation (MDL) matter pending in the United States District Court for the District of New Jersey (In re: Fosamax (Alendronate Sodium) Products Liability Litigation, MDL No. 2243). In 2012, the United States District Court for the District of New Jersey granted the Company’s motion to dismiss all of the cases then pending against the Company in the New Jersey MDL. The Third Circuit affirmed. Any cases filed against the Company in the District of New Jersey MDL after the Court’s January 2012 dismissal are subject to a case management order that calls for their dismissal unless plaintiffs can establish that their claims should be exempted from the 2012 dismissal order. To date, no plaintiff with a post-January 2012 complaint in the District of New Jersey against the Company has moved for such exemption and all such cases have been dismissed. Eleven other cases were part of an MDL in the United States District Court for the Southern District of New York, where the Company filed a similar motion to dismiss. The Court granted, in part, that motion to dismiss, which has resulted in the dismissal of eight cases. The Company has also been served with nine cases that are part of consolidated litigation in the California Superior Court (Orange County). In 2012, the Orange County Court partially granted a motion filed on behalf of all generic defendants seeking dismissal. The cases in California were stayed while appeals were taken. Those appeals were recently exhausted and, the Company has not yet been able to determine how that will affect the cases filed against and served on it. All cases pending in state courts in Kentucky and Missouri have been discontinued against the Company. The remaining 120 active cases are part of a mass tort coordinated proceeding in the Superior Court of New Jersey, Atlantic County. In that state court proceeding, the Court granted, in part, a motion to dismiss. As a result, the Company has obtained the stipulated dismissal of 299 cases. Due to a recent reorganization of the mass tort docket in the State of New Jersey, the coordinated alendronate proceedings have been transferred to Middlesex County. The Company has not yet determined what affect, if any, the transfer of venue will have on the New Jersey state court litigation. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if our indemnification arrangements or insurance do not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Benicar® Litigation.    Approximately 62 actions involve allegations that Benicar®, a treatment for hypertension that Forest co-promoted with Daiichi Sankyo between 2002 and 2008, caused certain gastrointestinal injuries. Under Forest’s Co-Promotion Agreement, Daiichi Sankyo is defending us in these lawsuits.

Celexa®/Lexapro® Litigation.    Forest and its affiliates are defendants in 12 actions involving allegations that Celexa® or Lexapro® caused or contributed to individuals committing or attempting suicide, or caused a violent event. The MDL that was established for the federal suicidality-related litigation in the U.S. District Court for the Eastern District of Missouri has concluded and the remaining cases have been remanded to the federal district courts in which they were filed originally. The Company was granted summary judgment in two cases, one of which is being appealed. The other case may be appealed. At present, six trials are scheduled in 2015 with the possibility that additional cases could be set for trial in 2015 or 2016.

Approximately 195 of the actions against Forest and its affiliates involve allegations that Celexa® or Lexapro® caused various birth defects. Several of the cases involve multiple minor-plaintiffs. The majority of these actions have been consolidated in Cole County Circuit Court in Missouri. One action is set for trial in Cole County in November 2015. Another action is pending in Orange County, California and is set for trial in June 2015. Multiple actions also were filed in New Jersey and at present there are 10 actions pending in Hudson County, New Jersey. None of the New Jersey cases are set for trial. There are birth defect cases pending in other jurisdictions but none currently are set for trial.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company believes it has substantial meritorious defenses to the Celexa®/Lexapro® cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Fentanyl Transdermal System Litigation.    Beginning in 2009, a number of product liability suits were filed against Actavis and other Company affiliates, as well as other manufacturers and distributors of fentanyl transdermal system products, for personal injuries or deaths allegedly arising out of the use of the fentanyl transdermal system products. Actavis settled the majority of these cases in November 2012. Since that time, additional cases have been resolved individually and/or are in the process of being resolved. There are approximately three cases that remain pending against the Company in state and federal courts that have not been resolved. Discovery is ongoing. The Company believes it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Metoclopramide Litigation.    Beginning in 2009, a number of product liability suits were filed against certain Company affiliates, including legacy Actavis and Watson companies, as well as other manufacturers and distributors of metoclopramide, for personal injuries allegedly arising out of the use of metoclopramide. Approximately 1,500 cases remain pending against Actavis, Watson and/or its affiliates in state and federal courts, representing claims by multiple plaintiffs. Discovery in these cases is in the preliminary stages as the Company is actively moving to dismiss the suits and either initiating or defending appeals on such motions. The Company believes that, with respect to the majority of the cases against the legacy Watson companies, it will be defended in and indemnified by Pliva, Inc., an affiliate of Teva, from whom the Company purchased its metoclopramide product line in late 2008. With respect to the cases pending against the legacy Actavis companies, the Company is actively defending them. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if our indemnification arrangements or insurance do not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Propoxyphene Litigation.    Beginning in 2011, a number of product liability suits were filed against Watson and certain of its affiliates, as well as other manufacturers and distributors of propoxyphene, for personal injuries including adverse cardiovascular events or deaths allegedly arising out of the use of propoxyphene. Cases are pending against Watson and/or its affiliates in various state and federal courts, representing claims by approximately 1,385 plaintiffs. Approximately 77 of the cases naming Watson were consolidated for pre-trial proceedings as part of a multi-district litigation (MDL) matter pending in the United States District Court for the Eastern District of Kentucky (In re: Darvocet, Darvon, and Propoxyphene Products Liability Litigation, MDL No. 2226). Four of the MDL cases were voluntarily dismissed by plaintiffs with prejudice. On June 22, 2012, the court hearing the MDL cases granted the generic defendants’ joint motion to dismiss the remaining MDL cases. Approximately 34 of the dismissed cases were appealed by the plaintiffs to the United States Court of Appeals for the Sixth Circuit. On June 27, 2014, the Sixth Circuit issued its opinion affirming the District Court’s dismissal of the generic defendants in all respects. It is anticipated that the plaintiffs will seek further review by the United States Supreme Court. Plaintiffs had 90 days from the issuance of the Sixth Circuit’s decision within which to file a petition for a writ of certiorari with the United States Supreme Court but they did not do so. In addition to the 77 consolidated cases, the MDL court remanded seven additional cases to California state court. Defendants jointly filed a petition with the Sixth Circuit to appeal that remand, which petition was denied, as was the subsequently filed petition for rehearing on the petition to appeal. The Sixth Circuit’s Order denying Defendants’ petition for rehearing was recently vacated due to the Ninth Circuit’s granting of a petition for en banc rehearing on the same issue. The Ninth Circuit case involves remand by a federal court in California to state

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

court in a propoxyphene case involving the same defendants. The Sixth Circuit has now stayed these 7 cases pending the ruling of the Ninth Circuit on the issue. The Ninth Circuit issued its en banc opinion on November 18, 2014 reversing the district court’s remand to California state court. Defendants notified the Sixth Circuit of the opinion issued by the Ninth Circuit, and on December 1, 2014 filed a Motion to Lift Stay of the 7 cases pending in the Sixth Circuit, requesting that the Sixth Circuit accept Defendants’ petition for permission to appeal and summarily reverse the district court’s remand order. Approximately 35 of the cases naming Watson or its affiliates have been consolidated in a state court proceeding pending in the Superior Court of California in Los Angeles. After the consolidation, the defendants jointly removed all of the cases to various U.S. District Courts in California after which counsel for the plaintiffs moved to remand the cases back to state court. The various U.S. District Court Judges granted the motions. The defendants jointly appealed the remand of these cases to the Ninth Circuit Court of Appeals. The Ninth Circuit affirmed the granting of the motions to remand. The defendants then jointly petitioned the Ninth Circuit for an en banc rehearing of the defendants’ appeal. The Ninth Circuit granted the defendants’ Petition and oral argument was heard on June 26, 2014. On November 18, 2014 the Ninth Circuit, en banc, issued its ruling reversing the remand of the California cases to state court. In light of the Ninth Circuit’s en banc opinion, the Company is awaiting further direction from the court regarding the California cases. The defendants in the California cases have served notice of the Ninth Circuit’s ruling on the Judge handling the cases in state court so that his court can return the cases to the various District Courts from which they were remanded. Once all the cases are returned to the District Courts, the defendants will attempt to have the cases transferred to the MDL, which may not be possible under the provisions of the Class Action Fairness Act, or request that the cases be assigned to a single District Court Judge in California. Once these procedural matters are resolved the Company will file demurrers and motions to dismiss. On November 18, 2014 a new propoxyphene action naming Watson among the many defendants was filed in Oklahoma state court and it is believed that others may have been filed in that court as well, although Watson has not yet been served with the Complaints in the Oklahoma case(s). The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Testosterone Litigation.    Beginning in 2014, a number of product liability suits were filed against the Company and certain of its affiliates, as well as other manufacturers and distributors of testosterone products, for personal injuries including but not limited to cardiovascular events allegedly arising out of the use of Androderm® testosterone cypionate, AndroGel and/or testosterone enanthate. Actavis, Inc. and/or one or more of its subsidiaries have been served in sixty-four currently pending actions, all of which are pending in federal court. On June 6, 2014 the Judicial Panel on Multidistrict Litigation ordered all federal actions claiming injury from testosterone products be consolidated for pretrial proceedings in the U.S. District Court for the Northern District of Illinois (In re Testosterone Replacement Therapy Products Liability Litigation, MDL 2545). Accordingly, the aforementioned federal actions have been consolidated into MDL 2545. The Company anticipates that additional suits will be filed. These cases are in the initial stages and discovery is in the early stages. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Qui Tam and Related Litigation

Governmental Investigation and False Claims Act Litigation.    Beginning in February 2012, Warner Chilcott, along with several of its current and former employees in its sales organization and certain third parties, received subpoenas from the United States Attorney for the District of Massachusetts. The subpoena received by Warner Chilcott seeks information and documentation relating to a wide range of matters, including sales and marketing activities, payments to people who are in a position to recommend drugs, medical education, consultancies, prior authorization processes, clinical trials, off-label use and employee training (including with respect to laws and regulations concerning off-label information and physician remuneration), in each case relating to all of Warner Chilcott’s current key products. The Company is cooperating in responding to the subpoena. The Company has recorded a contingent liability for the year ended December 31, 2014 under ACS 450, Contingencies, based on its analysis of this matter, however, there can be no assurance that the Company’s estimate will not differ materially from the recorded contingent liability.

The Company is aware of three qui tam complaints filed by former Warner Chilcott sales representatives and unsealed in February and March 2013 and March 2014 (United States ex rel. Lisa A. Alexander and James P. Goan. v. Warner Chilcott PLC, et al., D. Mass. No. 11-10545 and United States et al. ex rel. Chris Wible, v. Warner Chilcott PLC, et al., D. Mass. No. 11-11143; People of the State of California ex rel. Schirrell Johnson, Lisa A. Alexander and James P. Goan v. Warner Chilcott PLC, et al., CA Super. Ct., Case No. BC496620-MHS). The unsealed federal qui tam complaints allege that Warner Chilcott violated Federal and state false claims acts through the promotion of all of Warner Chilcott’s current key products by, among other things, making improper claims concerning the products, providing kickbacks to physicians and engaging in improper conduct concerning prior authorizations. The complaints seek, among other things, treble damages, civil penalties of up to eleven thousand dollars for each alleged false claim and attorneys’ fees and costs. Other similar complaints may exist under seal. The United States of America has elected not to intervene at this time in the unsealed Alexander/Goan or Wible qui tam actions, stating at the times of the relevant seal expirations that its investigation of the allegations raised in the relevant complaint was continuing and, as such, it was not able to decide at such time whether to intervene in the action. The United States of America may later seek to intervene, and its election does not prevent the plaintiffs/relators from litigating the actions. The government has, however, successfully moved the court in the Alexander and Goan litigation to stay that proceeding through March 1, 2015. The company has met with the government to discuss the status, and a potential resolution of, its investigation. On December 2, 2013, plaintiff in the Wible action filed a notice of voluntary dismissal with respect to all of its claims except his for retaliation and claims under CA and IL state law. Warner Chilcott moved to dismiss the remaining cause of action in this Wible complaint on December 20, 2013. While the Company’s motion was pending, the plaintiff in Wible moved for leave to file a third amended complaint which the court granted thus rendering the Company’s motion to dismiss moot. The Company and the plaintiff in Wible have reached an agreement to settle the matter. The State of California declined to intervene in the recently unsealed Johnson/Alexander/Goan qui tam action. Warner Chilcott removed the Johnson/Alexander/Goan case to the federal court for the Central District of California (Civ. No. 14-3249). On May 30, 2014, Warner Chilcott filed a motion to dismiss the Johnson/Alexander/Goan complaint. Rather than respond to the motion, Plaintiffs filed an amended complaint on August 8, 2014. Warner Chilcott’s response to the amended complaint was filed on September 12, 2014. Plaintiffs filed their opposition to the motion on October 17, 2014 and Warner Chilcott’s reply brief was filed on October 31, 2014. Oral argument on the motion will be held in January 2015. Warner Chilcott intends to vigorously defend itself in the litigations. However, these cases are in the early stages of litigation, it is impossible to predict with certainty the outcome of any litigation, and the Company can offer no assurance as to when the lawsuits will be decided, whether Warner Chilcott will be successful in its defense and whether any

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

additional similar suits will be filed. If these claims are successful such claims could adversely affect the Company and could have a material adverse effect on the Company’s business, financial condition, results of operation and cash flows.

Forest received a subpoena dated August 5, 2013 from the U.S. Department of Health and Human Services, Office of Inspector General. The subpoena requests documents relating to the marketing and promotion of Bystolic®, Savella®, and Namenda®, including with respect to speaker programs for these products. In February 2014, the U.S. District Court for the Eastern District of Wisconsin unsealed a qui tam complaint with the caption “United States of America ex rel. Kurt Kroening et al. v. Forest Pharmaceuticals, Inc. and Forest Laboratories, Inc.” This complaint, which was filed in April 2012, asserts claims under the False Claims Act and contains allegations regarding off-label promotion of Bystolic® and Savella® and “kickbacks” provided to physicians to induce prescriptions of Bystolic®, Savella®, and Viibryd®. Plaintiff filed an amended complaint on June 13, 2014. Forest’s response to the complaint is due by April 15, 2015. In January 2014, the Eastern District of Wisconsin U.S. Attorney’s Office notified the court that it had not completed its investigation and therefore would not intervene in the action at that time (while reserving the right to intervene at a later date). We are continuing to cooperate with this investigation and to discuss these issues with the government. We intend to vigorously defend against the complaint. At this time, we do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

In April 2014, the U.S. District Court for the District of Massachusetts unsealed a qui tam complaint with the caption “United States of America ex rel. Timothy Leysock v. Forest Laboratories, Inc. and Forest Pharmaceuticals, Inc.” This complaint, which was filed in July 2012, asserts claims under the False Claims Act and contains allegations regarding off-label promotion of Namenda®. An Amended Complaint was filed in October 2012 and a Second Amended Complaint was filed in April 2014. On April 16, 2014, the District of Massachusetts U.S. Attorney’s Office notified the court that it was declining to intervene in the action. We intend to vigorously defend against the complaint. We filed a motion to dismiss the Second Amended Complaint on June 30, 2014. On October 27, 2014, the court issued a decision, granting in part and denying in part Forest’s motion, dismissing the False Claims Act conspiracy claim only. Forest filed an answer to the remaining claims on December 10, 2014. At this time, we do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

drug pricing including, but not limited to, Average Wholesale Price and Wholesale Acquisition Cost. The company intends to cooperate with this subpoena.

On November 3, 2014, Forest received an investigatory subpoena from the State of California Department of Justice which requests information and documents relating to certain categories of drug pricing including, but not limited to, Average Wholesale Price and Wholesale Acquisition Cost relating to one product. Forest intends to cooperate with this subpoena.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Court of Wyandotte County, Kansas, Civil Court Department; and State of Louisiana V. Abbott Laboratories, Inc., et al., Case No. 596144, Parish of East Baton Rouge, 19th Judicial District.

In 2011, Watson settled certain claims made against it by a relator in a qui tam action brought against the Company on behalf of the United States. The settlement of that qui tam action resolved all claims on behalf of the United States asserted in that action except for claims relating to the federal share of Medicaid payments made by the States of Alabama, Alaska, Kentucky, Idaho, Illinois, South Carolina and Wisconsin. The Company subsequently settled all claims, including the claims on behalf of the United States, brought by Alabama. In addition, the Company has reached settlements with the states of the Louisiana, Missouri, Kansas and South Carolina. The court in the Utah case recently dismissed that state’s claims against the Company. The case against Watson on behalf of Kentucky was tried in November 2011. The jury reached a verdict in Watson’s favor on each of Kentucky’s claims against Watson. An agreed form of judgment has been entered and the case now has been dismissed with prejudice. The case against Watson on behalf of Mississippi was tried from November 2012 through April 2013. On August 28, 2013, the court issued a ruling in favor of the state and awarded the state $12.4 million in compensatory damages and civil penalties, and on March 20, 2014 issued its ruling imposing an additional $17.9 million in punitive damages. Post-trial motions were filed and denied by the court. The Company is appealing both the original and punitive damage awards.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Medicaid Price Adjustments.    The Company has notified the Centers for Medicare and Medicaid Services (“CMS”) that certain of the legacy Actavis group’s Medicaid price submissions require adjustment for the period 2007 through 2012. The Company is in the process of completing the resubmissions. Based on prevailing CMS practices the Company does not expect to incur penalties in connection with the resubmissions. With respect to periods prior to 2007, the Company has advised CMS that its records are insufficient to support a reliable recalculation of its price submissions, and has proposed not to recalculate the price submissions for such periods. Because there are insufficient records to support a reliable recalculation of its price submissions prior to 2007, at this time the amount of any potential liability related to the price submissions prior to 2007 is not estimable and the Company has not concluded that any liability for periods prior to 2007 is probable. The Company believes it has substantial meritorious positions and defenses with respect to these pricing resubmission matters. However, if CMS were to successfully pursue claims against the Company for the periods in question, such claims could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

NOTE 25 — Warner Chilcott Limited (“WCL”) Guarantor and Non-Guarantor Condensed Consolidating Financial Information

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WCL, Actavis Capital S.a.r.l. and Actavis, Inc. are guarantors of the long-term notes.

The following financial information presents the consolidating balance sheets as of December 31, 2014 and December 31, 2013, the related statement of operations for the years ended December 31, 2014, 2013, and 2012 and the statement of cash flows for the years ended December 31, 2014, 2013, and 2012.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warner Chilcott Limited

Consolidating Balance Sheets

As of December 31, 2014

($ in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash and cash equivalents	$0.1	$5.5	$—	$1.5	$237.2	$—	$244.3
Marketable securities	—	—	—	—	1.0	—	1.0
Accounts receivable, net	—	—	—	—	2,371.6	—	2,371.6
Receivable from Parents	—	—	—	—	269.8	—	269.8
Inventories, net	—	—	—	—	2,075.5	—	2,075.5
Intercompany receivables	—	22,987.9	3,659.0	18,720.9	52,730.5	(98,098.3)	—
Prepaid expenses and other current assets	—	123.1	2.7	—	604.7	—	730.5
Current assets held for sale	—	—	—	—	949.2	—	949.2
Deferred tax assets	—	—	—	—	500.3	—	500.3

Total current assets	0.1	23,116.5	3,661.7	18,722.4	59,739.8	(98,098.3)	7,142.2
Property, plant and equipment, net	—	—	—	50.7	1,543.1	—	1,593.8
Investments and other assets	—	9.0	23.6	82.9	119.9	—	235.4
Investment in subsidiaries	28,076.9	24,064.7	—	3,747.2	706.5	(56,595.3)	—
Deferred tax assets	—	—	—	—	107.4	—	107.4
Product rights and other intangibles	—	—	—	—	19,188.4	—	19,188.4
Goodwill	—	—	—	—	24,521.5	—	24,521.5

Total assets	$28,077.0	$47,190.2	$3,685.3	$22,603.2	$105,926.6	$(154,693.6)	$52,788.7

Current liabilities:
Accounts payable and accrued expenses	—	2.8	6.1	159.0	3,999.6	—	$4,167.5
Intercompany payables	—	25,953.8	2.0	26,774.7	45,367.8	(98,098.3)	—
Payable to Parents	—	—	—	—	521.1	—	521.1
Income taxes payable	—	—	—	50.4	—	—	50.4
Current portion of long—term debt and capital leases	—	571.6	—	—	125.8	—	697.4
Deferred revenue	—	—	—	—	27.0	—	27.0
Current liabilities held for sale	—	—	—	—	25.9	—	25.9
Deferred tax liabilities	—	—	—	—	47.3	—	47.3

Total current liabilities	—	26,528.2	8.1	26,984.1	50,114.5	(98,098.3)	5,536.6
Long-term debt and capital leases	—	2,516.0	3,677.2	4,270.7	4,382.4	—	14,846.3
Deferred revenue	—	—	—	—	38.8	—	38.8
Other long-term liabilities	—	—	—	—	335.9	—	335.9
Other taxes payable	—	—	—	892.2	—	—	892.2
Deferred tax liabilities	—	—	—	—	3,061.9	—	3,061.9

Total liabilities	—	29,044.2	3,685.3	32,147.0	57,933.5	(98,098.3)	24,711.7

Total equity	28,077.0	18,146.0	—	(9,543.8)	47,993.1	(56,595.3)	28,077.0

Total liabilities and equity	$28,077.0	$47,190.2	$3,685.3	$22,603.2	$105,926.6	$(154,693.6)	$52,788.7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warner Chilcott Limited

Consolidating Balance Sheets

As of December 31, 2013

($ in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis, Inc. (Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Current assets:
Cash and cash equivalents	$0.1	$0.3	$—	$1.4	$321.7	$—	$323.5
Marketable securities	—	—	—	—	2.5	—	2.5
Accounts receivable, net	—	—	—	—	1,404.3	—	1,404.3
Receivable from Parents	—	—		—	126.5	—	126.5
Inventories	—	—	—	—	1,786.3	—	1,786.3
Intercompany receivables	—	15,621.8	—	22,411.7	50,088.4	(88,121.9)	—
Prepaid expenses and other current assets	—	—	—	6.0	400.3	—	406.3
Current assets held for sale	—	—	—	—	271.0	—	271.0
Deferred tax assets	—	—	—	—	231.8	—	231.8

Total current assets	0.1	15,622.1	—	22,419.1	54,632.8	(88,121.9)	4,552.2
Property, plant and equipment, net	—	—	—	41.0	1,574.1	—	1,615.1
Investments and other assets	—	7.8	—	0.6	129.1	—	137.5
Investment in subsidiaries	9,603.4	4,325.5	—	3,875.0	—	(17,803.9)	—
Deferred tax assets	—	—	—	—	104.8	—	104.8
Product rights and other intangibles	—	—	—	—	8,234.5	—	8,234.5
Goodwill	—	—	—	—	8,197.6	—	8,197.6

Total assets	$9,603.5	$19,955.4	$—	$26,335.7	$72,872.9	$(105,925.8)	$22,841.7

Current liabilities:
Accounts payable and accrued expenses	—	0.4	—	115.6	2,218.2	—	2,334.2
Intercompany payables	—	19,158.7	—	30,929.7	38,033.5	(88,121.9)	—
Payable to Parents	—	—	—	—	60.4	—	60.4
Income taxes payable	—	—	—	96.6	—	—	96.6
Current portion of long-term debt and capital leases	—	410.6	—	4.0	120.0	—	534.6
Deferred revenue	—	—	—	—	38.8	—	38.8
Current liabilities held for sale	—	—	—	—	246.6	—	246.6
Deferred tax liabilities	—	—	—	—	35.1	—	35.1

Total current liabilities	—	19,569.7	—	31,145.9	40,752.6	(88,121.9)	3,346.3
Long-term debt and capital leases	—	1,164.4	—	4,264.1	3,088.9	—	8,517.4
Deferred revenue	—	—	—	—	40.1	—	40.1
Other long-term liabilities	—	—	—	1.3	322.9	—	324.2
Other taxes payable	—	—	—	187.3	—	—	187.3
Deferred tax liabilities	—	—	—	—	822.9	—	822.9

Total liabilities	—	20,734.1	—	35,598.6	45,027.4	(88,121.9)	13,238.2

Member’s equity	9,603.5	(778.7)	—	(9,262.9)	27,845.5	(17,803.9)	9,603.5

Total liabilities and member’s equity	$9,603.5	$19,955.4	$—	$26,335.7	$72,872.9	$(105,925.8)	$22,841.7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warner Chilcott Limited

Consolidating Statements of Operations

For the Year Ended December 31, 2014

($ in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$—	$—	$—	$—	$13,062.3	$—	$13,062.3
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	—	—	—	—	6,303.8	—	6,303.8
Research and development	—	—	—	—	1,085.9	—	1,085.9
Selling and marketing	—	—	—	—	1,850.0	—	1,850.0
General and administrative	—	—	—	79.9	1,593.3	—	1,673.2
Amortization	—	—	—	—	2,597.5	—	2,597.5
Goodwill impairment	—	—	—	—	17.3	—	17.3
In-process research and development impairment	—	—	—	—	424.3	—	424.3
Loss on assets held for sale	—	—	—	—	190.8		190.8
Asset sales, impairments and contingent consideration adjustment, net	—	—	—	(0.1)	117.3	—	117.2

Total operating expenses	—	—	—	79.8	14,180.2	—	14,260.0

Operating (loss)	—	—	—	(79.8)	(1,117.9)	—	(1,197.7)

Non-operating income (expense):
Interest income / (expense), net	—	(740.0)	—	(182.0)	519.1	—	(402.9)
Other income (expense), net	—	(74.5)	—	0.1	32.9	—	(41.5)

Total other income (expense), net	—	(814.5)	—	(181.9)	552.0	—	(444.4)

(Loss) before income taxes and noncontrolling interest	—	(814.5)	—	(261.7)	(565.9)	—	(1,642.1)
Benefit for income taxes	—	—	—	(108.6)	26.7	—	(81.9)
(Earnings) / losses of equity interest subsidiaries	1,560.2	345.4	—	127.7	—	(2,033.3)	—

Net (loss) / income	$(1,560.2)	$(1,159.9)	$—	$(280.8)	$(592.6)	$2,033.3	$(1,560.2)

(Income) attributable to noncontrolling interest	—	—	—	—	(0.3)	—	(0.3)

Net (loss) / income attributable to ordinary shareholders	$(1,560.2)	$(1,159.9)	$—	$(280.8)	$(592.9)	$2,033.3	$(1,560.5)

Other Comprehensive (loss) /income	(555.9)	(505.9)	—	—	(555.9)	1,061.8	(555.9)

Comprehensive (loss) / income	$(2,116.1)	$(1,665.8)	$—	$(280.8)	$(1,148.8)	$3,095.1	$(2,116.4)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warner Chilcott Limited

Consolidating Statements of Operations

For the Year Ended December 31, 2013

($ in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis, Inc. (Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$—	$—	$—	$—	$8,677.6	$—	$8,677.6
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	—	—	—	—	4,690.7	—	4,690.7
Research and development	—	—	—	—	616.9	—	616.9
Selling and marketing	—	—	—	—	1,020.3	—	1,020.3
General and administrative	—	0.3	—	75.0	927.8	—	1,003.1
Amortization	—	—	—	—	842.7	—	842.7
Goodwill impairment	—	—	—	—	647.5	—	647.5
In-process research and development impairments	—	—	—	—	4.9	—	4.9
Loss on assets held for sale	—	—	—	—	42.7	—	42.7
Assets sales, impairments and contingent consideration adjustment, net	—	—	—	(0.3)	207.6	—	207.6
Total operating expenses	—	0.3	—	74.7	9,001.4	—	9,076.4

Operating income / (loss)	—	(0.3)	—	(74.7)	(323.8)	—	(398.8)

Non-operating income (expense):
Interest income / (expense), net	—	87.5	—	264.5	(587.0)	—	(235.0)
Other income (expense), net	—	(1.1)	—	(6.4)	27.9	—	20.4
Total other income (expense), net	—	86.4	—	258.1	(559.1)	—	(214.6)

Income / (loss) before income taxes and noncontrolling interest	—	86.1	—	183.4	(882.9)	—	(613.4)

Provision for income taxes	—	—	—	19.1	92.7	—	111.8
(Earnings) / losses of equity interest subsidiaries	725.2	505.8	—	498.8	—	(1,729.8)	—

Net income / (loss)	$(725.2)	$(419.7)	$—	$(334.5)	$(975.6)	$1,729.8	$(725.2)

(Income) / loss attributable to noncontrolling interest	—	—	—	—	0.7	—	0.7

Net income / (loss) attributable to ordinary shareholders	$(725.2)	$(419.7)	$—	$(334.5)	$(974.9)	$1,729.8	$(724.5)

Other Comprehensive income / (loss)	53.7	48.2	—	6.7	53.7	(108.6)	53.7

Comprehensive income / (loss)	$(671.5)	$(371.5)	$—	$(327.8)	$(921.2)	$1,621.2	$(670.8)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warner Chilcott Limited

Consolidating Statements of Operations

For the Twelve Months Ended December 31, 2012

($ in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Issuer)	Actavis Funding SCS (Issuer)	Actavis, Inc. (Guarantor)	Non-guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$—	$—	$—	$—	$5,914.9	$—	$5,914.9
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	—	—	—	—	3,394.3	—	3,394.3
Research and development	—	—	—	—	402.5	—	402.5
Selling and marketing	—	—	—	—	546.5	—	546.5
General and administrative	—	—	—	(8.9)	634.2	—	625.3
Amortization	—	—	—	—	481.1	—	481.1
Goodwill impairment	—	—	—	—	—	—	—
In-process research and development impairments	—	—	—	—	101.0	—	101.0
Loss on assets held for sale	—	—	—	—	—	—	—
Asset sales, impairments and contingent consideration adjustment, net	—	—	—	—	48.5	—	48.5

Total operating expenses	—	—	—	(8.9)	5,608.1	—	5,599.2

Operating income / (loss)	—	—	—	8.9	306.8	—	315.7

Non-operating income (expense):
Interest income / (Expense), net	—	—	—	28.9	(138.0)	—	(109.1)
Other income (expense), net	—	—	—	11.8	26.7	—	38.5

Total other income (expense), net	—	—	—	40.7	(111.3)	—	(70.6)

Income / (loss) before income taxes and noncontrolling interest	—	—	—	49.6	195.5	—	245.1
Provision for income taxes	—	—	—	16.5	130.3	—	146.8
(Earnings) / losses of equity interest subsidiaries	—	—	—	(65.2)	—	65.2	—

Net income / (loss)	$—	$—	$—	$98.3	$65.2	$(65.2)	$98.3

(Income) / loss attributable to noncontrolling interest	—	—	—	—	(1.0)	—	(1.0)

Net income / (loss) attributable to ordinary shareholders	$—	$—	$—	$98.3	$64.2	$(65.2)	$97.3

Other Comprehensive income / (loss)	—	—	—	113.3	113.3	(113.3)	113.3

Comprehensive income / (loss)	$—	$—	$—	$211.6	$177.5	$(178.5)	$210.6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warner Chilcott Limited

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2014

($ in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net (loss) / income	$(1,560.2)	$(1,159.9)	$—	$(280.8)	$(592.6)	$2,033.3	$(1,560.2)

Reconciliation to net cash provided by operating activities:
(Earnings) / losses of equity interest subsidiaries	1,560.2	345.4	—	127.7	—	(2,033.3)	—
Depreciation	—	—	—	0.2	230.7	—	230.9
Amortization	—	—	—	—	2,597.5	—	2,597.5
Provision for inventory reserve	—	—	—	—	156.1	—	156.1
Share-based compensation	—	—	—	1.4	366.6	—	368.0
Deferred income tax benefit	—	—	—	—	(690.1)	—	(690.1)
Earnings on equity method investments	—	—	—	—	(6.1)	—	(6.1)
Gain on sale of securities	—	—	—	—	(4.3)	—	(4.3)
Goodwill impairment	—	—	—	—	17.3	—	17.3
In-process research and development impairment	—	—	—	—	424.3	—	424.3
Loss / (gain) on asset sales and impairments, net	—	—	—	—	143.1	—	143.1
Amortization of inventory step up	—	—	—	—	985.8	—	985.8
Amortization of deferred financing costs	—	1.0	22.9	2.4	60.9	—	87.2
Increase/(decrease) in allowance for doubtful accounts	—	—	—	—	11.9	—	11.9
Accretion of contingent consideration obligations	—	—	—	—	20.7	—	20.7
Contingent consideration fair value adjustment	—	—	—	—	(91.9)	—	(91.9)
Non-cash impact of debt extinguishment	—	—	—	—	(91.7)	—	(91.7)
Excess tax benefit from stock-based compensation	—	—	—	—	—	—	—
Impact of assets held for sale	—	—	—	—	190.8	—	190.8
Other, net	—	—	—	—	6.7	—	6.7
Changes in assets and liabilities (net of effects of acquisitions)	—	1,156.5	(3,647.2)	159.1	1,805.4	—	(526.3)

Net cash provided by operating activities	—	343.0	(3,624.3)	10.0	5,541.0	—	2,269.7

Cash Flows From Investing Activities:
Additions to property plant and equipment	—	—	—	(9.9)	(228.7)	—	(238.6)
Additions to product rights and other intangibles	—	—	—	—	(36.1)	—	(36.1)
Proceeds from sale of assets	—	—	—	—	441.7	—	441.7
Proceeds from sales of property, plant and equipment	—	—	—	—	13.7	—	13.7
Net proceeds from marketable securities	—	—	—	—	11.0	—	11.0
Acquisitions of business, net of cash acquired	—	—	—	—	(5,562.3)	—	(5,562.3)

Net cash (used in) investing activities	—	—	—	(9.9)	(5,360.7)	—	(5,370.6)

Cash Flows From Financing Activities:
Proceeds from borrowings on credit facility	—	80.0	—	—	1,200.0	—	1,280.0
Proceeds from borrowings of long-term indebtedness	—	—	6,076.2	—	2,000.0	—	8,076.2
Debt issuance and other financing costs	—	—	(51.9)	—	(172.4)	—	(224.3)
Payments on debt, including capital lease obligations	—	(417.8)	(2,400.0)	—	(3,309.2)	—	(6,127.0)
Proceeds from stock plans	—	—	—	—	—	—	—
Payments of contingent consideration	—	—	—	—	(14.3)	—	(14.3)
Repurchase of ordinary shares	—	—	—	—	—	—	—
Acquisition of noncontrolling interest	—	—	—	—	—	—	—
Excess tax benefit from stock-based compensation	—	—	—	—	—	—	—

Net cash (used in) / provided by financing activities	—	(337.8)	3,624.3	—	(295.9)	—	2,990.6

Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	—	(5.9)	—	(5.9)
Movement in cash held for sale	—	—	—	—	37.0	—	37.0

Net increase / (decrease) in cash and cash equivalents	—	5.2	—	0.1	(84.5)	—	(79.2)
Cash and cash equivalents at beginning of period	0.1	0.3	—	1.4	321.7	—	323.5

Cash and cash equivalents at end of period	$0.1	$5.5	$—	$1.5	$237.2	$—	$244.3

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warner Chilcott Limited

Consolidating Statement of Cash Flows

For the Twelve Months Ended December 31, 2013

($ in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis, Inc. (Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net (loss) / income	$(725.2)	$(419.7)	$—	$(334.5)	$(975.6)	$1,729.8	$(725.2)

Reconciliation to net cash provided by operating activities:
(Earnings) / losses of equity interest subsidiaries	725.2	505.8	—	498.8	—	(1,729.8)	—
Depreciation	—	—	—	1.0	201.0	—	202.0
Amortization	—	—	—	—	842.7	—	842.7
Provision for inventory reserve	—	—	—	—	113.8	—	113.8
Share-based compensation	—	—	—	48.2	85.4	—	133.6
Deferred income tax benefit	—	—	—	—	(275.0)	—	(275.0)
(Earnings) / loss on equity method investments	—	—	—	—	(5.7)	—	(5.7)
Gain on sale of securities	—	—	—	—	—	—	—
Goodwill impairment	—	—	—	—	647.5	—	647.5
In-process research and development impairments	—	—	—	—	4.9	—	4.9
Loss / (gain) on asset sales and impairments, net	—	—	—	—	55.9	—	55.9
Amortization of inventory step up	—	—	—	—	267.0	—	267.0
Loss on foreign exchange derivatives	—	—	—	—	—	—	—
Amortization of deferred financing costs	—	—	—		10.3	—	10.3
Increase/(decrease) in allowance for doubtful accounts	—	—	—	—	(0.3)	—	(0.3)
Accretion of preferred stock and contingent consideration obligations	—	—	—	—	11.4	—	11.4
Contingent consideration fair value adjustment	—	—	—	—	148.6	—	148.6
Excess tax benefit from stock-based compensation	—	—	—	(69.2)	—	—	(69.2)
Impact of assets held for sale	—	—	—	—	42.7	—	42.7
Other, net	—	—	—	—	(2.2)	—	(2.2)
Changes in assets and liabilities (net of effects of acquisitions)	0.1	(86.1)	—	503.8	(613.4)	—	(195.6)

Net cash provided by operating activities	0.1	0.0	—	648.1	559.0	—	1,207.2

Cash Flows From Investing Activities:
Additions to property plant and equipment	—	—	—	(17.6)	(160.3)	—	(177.9)
Additions to product rights and other intangibles	—	—	—	—	(130.0)	—	(130.0)
Additions to marketable securities and other investments	—	—	—	—	—	—	—
Proceeds from sales of property, plant and equipment	—	—	—	—	7.1	—	7.1
Proceeds from sale of marketable securities and other investments	—	—	—	—	33.2	—	33.2
Proceeds from sales of divested products	—	—	—	—	4.5	—	4.5
Acquisitions of business, net of cash acquired	—	—	—	—	(15.1)	—	(15.1)
Investment in foreign exchange derivative	—	—	—	—	—	—	—
Other investing activities, net	—	—	—	—	2.9	—	2.9

Net cash (used in) investing activities	—	—	—	(17.6)	(257.7)	—	(275.3)

Cash Flows From Financing Activities:
Proceeds from issuance of long term debt	—	—	—	—	1,882.3	—	1,882.3
Proceeds from borrowings on the revolving credit facility	—	430.0	—	125.0	—	—	555.0
Debt issuance costs	—	(2.2)	—	(0.5)	(4.7)	—	(7.4)
Payments on debt, including capital lease obligations	—	(427.5)	—	(702.5)	(2,099.5)	—	(3,229.5)
Proceeds from stock plans	—	—	—	44.0	—	—	44.0
Payments of contingent consideration	—	—	—	—	(4.3)	—	(4.3)
Repurchase of ordinary shares (2012 and before common stock)	—	—	—	(165.4)	—	—	(165.4)
Acquisition of noncontrolling interest	—	—	—	—	(10.4)	—	(10.4)
Excess tax benefit from stock-based compensation	—	—	—	69.2	—	—	69.2

Net cash provided by / (used in) financing activities	—	0.3	—	(630.2)	(236.6)	—	(866.5)

Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	—	(23.9)	—	(23.9)
Movement in cash held for sale	—	—	—	—	(37.0)	—	(37.0)

Net increase / (decrease) in cash and cash equivalents	0.1	0.3	—	0.3	3.8	—	4.5
Cash and cash equivalents at beginning of period	—	—	—	1.1	317.9	—	319.0

Cash and cash equivalents at end of period	$0.1	$0.3	$—	$1.4	$321.7	$—	$323.5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warner Chilcott Limited

Consolidating Statement of Cash Flows

For the Twelve Months Ended December 31, 2012

($ in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis, Inc. (Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net income / (loss)	$—	$—	$—	$98.3	$65.2	$(65.2)	$98.3

Reconciliation to net cash provided by operating activities:
(Earnings) / losses of equity interest subsidiaries	—	—	—	(65.2)	—	65.2	—
Depreciation	—	—	—	1.1	96.4	—	97.5
Amortization	—	—	—	—	481.1	—	481.1
Provision for inventory reserve	—	—	—	—	62.5	—	62.5
Share-based compensation	—	—	—	26.8	22.0	—	48.8
Deferred income tax benefit	—	—	—	—	(221.0)	—	(221.0)
(Earnings) / loss on equity method investments	—	—	—	—	(1.3)	—	(1.3)
Gain on sale of securities	—	—	—	—	(28.8)	—	(28.8)
Goodwill impairment	—	—	—	—	—	—	—
In-process research and development impairments	—	—	—	—	101.0	—	101.0
Loss / (gain) on asset sales and impairments, net	—	—	—	—	(42.3)	—	(42.3)
Amortization of inventory step up	—	—	—	—	44.1	—	44.1
Loss on foreign exchange derivatives	—	—	—	—	70.4	—	70.4
Amortization of deferred financing costs	—	—	—	40.6	—	—	40.6
Increase/(decrease) in allowance for doubtful accounts	—	—	—	—	3.6	—	3.6
Accretion of preferred stock and contingent consideration obligations	—	—	—	—	21.5	—	21.5
Contingent consideration fair value adjustment	—	—	—	—	(19.5)	—	(19.5)
Excess tax benefit from stock-based compensation	—	—	—	(13.7)	—	—	(13.7)
Impact of assets held for sale	—	—	—	—	—	—	—
Other, net	—	—	—	—	3.3	—	3.3
Changes in assets and liabilities (net of effects of acquisitions)	—	—	—	(50.4)	(29.9)	—	(80.3)

Net cash provided by operating activities	—	—	—	37.5	628.3	—	665.8

Cash Flows From Investing Activities:
Additions to property plant and equipment	—	—	—	(3.1)	(134.4)	—	(137.5)
Additions to product rights and other intangibles	—	—	—	—	(9.0)	—	(9.0)
Additions to marketable securities and other investments	—	—	—	—	(5.2)	—	(5.2)
Proceeds from sales of property, plant and equipment	—	—	—	—	8.0	—	8.0
Proceeds from sale of marketable securities and other investments	—	—	—	—	58.9	—	58.9
Proceeds from sales of divested products	—	—	—	—	232.5	—	232.5
Acquisitions of business, net of cash acquired	—	—	—	(5,359.3)	(383.5)	—	(5,742.8)
Investment in foreign exchange derivative	—	—	—	—	(156.7)	—	(156.7)
Other investing activities, net	—	—	—	—	2.8	—	2.8

Net cash (used in) investing activities	—	—	—	(5,362.4)	(386.6)	—	(5,749.0)

Cash Flows From Financing Activities:
Proceeds from issuance of long term debt	—	—	—	5,665.5	—	—	5,665.5
Proceeds from borrowings on the revolving credit facility	—	—	—	375.0	—	—	375.0
Debt issuance costs	—	—	—	(77.8)	—	—	(77.8)
Payments on debt, including capital lease obligations	—	—	—	(679.7)	—	—	(679.7)
Proceeds from stock plans	—	—	—	18.8	—	—	18.8
Payments of contingent consideration	—	—	—	—	(105.3)	—	(105.3)
Repurchase of ordinary shares (2012 and before common stock)	—	—	—	(16.1)	—	—	(16.1)
Acquisition of noncontrolling interest	—	—	—	—	(4.5)	—	(4.5)
Excess tax benefit from stock-based compensation	—	—	—	13.7	—	—	13.7

Net cash provided by / (used in) financing activities	—	—	—	5,299.4	(109.8)	—	5,189.6

Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	—	3.3	—	3.3
Movement in cash held for sale	—	—	—	—	—	—	—

Net increase / (decrease) in cash and cash equivalents	—	—	—	(25.5)	135.2	—	109.7
Cash and cash equivalents at beginning of period	—	—	—	26.6	182.7	—	209.3

Cash and cash equivalents at end of period	$—	$—	$—	$1.1	$317.9	$—	$319.0

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 26 — Compensation

The following table represents compensation costs for the years ended December 31, 2014 and 2013 (in millions):

	Year Ended December 31,
	2014	2013	2012
Wages and salaries	$1,557.9	$887.2	$553.1
Stock-based compensation	401.2	133.6	48.8
Pensions	89.0	53.9	25.8
Social welfare	97.1	62.4	29.4
Other benefits	231.8	287.7	168.2

Total	$2,377.0	$1,424.8	$825.3

NOTE 27 — Concentration

The Company considers there to be a concentration risk for customers that account for 10% of more of their third party revenues. The following table illustrates any customer, on a global basis, which accounted for 10% or more of our annual revenues in any of the past three fiscal years and the respective percentage of our revenues for which they account for each of the last three years:

Customer	2014	2013	2012
AmerisourceBergen Corporation	28%	8%	7%
McKesson Corporation	21%	11%	14%
Cardinal Healthcare, Inc.	13%	9%	9%
Walgreens	1%	9%	16%

Changes in the mix of concentration amongst the Company’s largest customers are due, in part, to the impact of acquisitions as well as changes in the supply chain of our indirect customers.

The Company’s accounts receivable primarily arise from product sales in North America and Europe and primarily represent amounts due from wholesalers, distributors, drug store chains and service providers in the health care and pharmaceutical industries, public hospitals and other government entities. Approximately 67% and 45% of the gross accounts receivable balance are concentrated among the Company’s three largest customers as of December 31, 2014 and 2013, respectively. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential uncollectible accounts. Actual losses from uncollectible accounts have been minimal.

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

Certain of the Company’s finished products and raw materials are obtained from single source suppliers. Although the Company seeks to identify more than one source for its various finished products and raw materials, loss of a single source supplier could have an adverse effect on the Company’s results of operations, financial condition and cash flows. Further, a second source supplier may not be able to produce the same volumes of inventory as the Company’s primary supplier. No manufacturer accounted for 10% or more of the Company’s products sold based on third-party revenues for the year ended December 31, 2014.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 28 — Subsequent Events

On January 26, 2015, the Company announced that they have reached a definitive agreement, under which Actavis will acquire Auden Mckenzie for approximately £306 million in cash, plus a two-year royalty on a percentage of gross profits of one of Auden Mckenzie’s products. The acquisition will be accounted for as a business combination and is expected to close in the first half of 2015.

Schedule II

Actavis plc

Valuation and Qualifying Accounts

Years Ended December 31, 2014, 2013 and 2012

(in millions)

	Balance at beginning of period	Charged to costs and expenses	Deductions/ Write-offs	Other*	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2014	$38.6	$7.4	$(5.0)	$2.4	$43.4
Year ended December 31, 2013	$47.9	$1.6	$(11.7)	$0.8	$38.6
Year ended December 31, 2012	$6.8	$3.6	$(1.9)	$39.4	$47.9
Tax valuation allowance:
Year ended December 31, 2014	$900.7	$80.9	$(2.3)	$98.6	$1,077.9
Year ended December 31, 2013	$101.6	$763.2	$(3.6)	$39.5	$900.7
Year ended December 31, 2012	$37.8	$15.1	$1.8	$46.9	$101.6

*	Represents opening balances of businesses acquired in the period.

SUPPLEMENTARY DATA (UNAUDITED)

Selected unaudited quarterly consolidated financial data and market price information are shown below (in millions except per share data):

		For Three Month Periods Ended
	Year Ended 12/31/2014	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	Mar. 31, 2014
Net revenues	$13,062.3	$4,056.9	$3,683.1	$2,667.2	$2,655.1
Operating expenses	14,330.0	4,686.5	4,735.2	2,461.1	2,447.2

Operating (loss)/income	(1,267.7)	(629.6)	(1,052.1)	206.1	207.9
Provision for income taxes	(81.9)	(62.0)	(107.9)	43.6	44.4

Net (loss)/income attributable to common shareholders	(1,630.5)	(732.9)	$(1,042.8)	$48.7	$96.5

Basic earnings per share	(7.42)	(2.76)	$(3.95)	$0.28	$0.56

Diluted earnings per share	(7.42)	(2.76)	$(3.95)	$0.28	$0.55

Market price per share:
High		$272.75	$249.94	$226.23	$230.77

Low		$208.64	$201.91	$184.71	$166.38

		For Three Month Periods Ended
	Year Ended 12/31/2013	Dec. 31, 2013*	Sept. 30, 2013	June 30, 2013*	Mar. 31, 2013
Net revenues	$8,677.6	$2,779.3	$2,013.0	$1,989.8	$1,895.5
Operating expenses	9,100.8	2,853.9	1,857.3	2,451.9	1,937.7

Operating (loss)/income	(423.2)	(74.6)	155.7	(462.1)	(42.2)
Provision for income taxes	112.7	1.7	31.4	51.4	28.2

Net (loss)/income attributable to common shareholders	$(750.4)	$(148.4)	$65.6	$(564.8)	$(102.8)

Basic earnings per share	$(5.27)	$(0.86)	$0.50	$(4.27)	$(0.79)

Diluted earnings per share	$(5.27)	$(0.86)	$0.49	$(4.27)	$(0.79)

Market price per share:
High		$170.51	$145.50	$133.00	$92.37

Low		$136.52	$121.12	$91.88	$82.02

*	During the quarter ended December 31, 2013, the Company recorded an adjustment to property, plant and equipment ($19.2 million) relating to the Actavis Acquisition which has been recorded as a component of “Asset sales, impairments and contingent consideration adjustment, net”. The Company notes that this adjustment should have been recorded in the quarter ended June 30, 2013. The Company does not believe that this adjustment has a material impact on either of the quarters ended December 31, 2013 or June 30, 2013, and has no impact on the year ended December 31, 2013.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Transaction Agreement, dated May 19, 2013, by and among Actavis, Inc., Warner Chilcott Public Limited Company, Actavis Limited (now known as Actavis plc), Actavis Ireland Holding Limited, Actavis W.C. Holding LLC (now known as Actavis W.C. Holding Inc.) and Actavis W.C. Holding 2 LLC (now known as Actavis W.C. Holding 2 Inc.) (incorporated by reference to Exhibit 2.1 of Actavis, Inc.’s Current Report on Form 8-K, filed with the SEC on May 23, 2013).

2.2	Share Purchase Agreement, dated as of June 16, 2009, by and among Robin Hood Holdings Limited, Watson Pharmaceuticals, Inc., certain shareholders of Robin Hood Holdings Limited, and Anthony Selwyn Tabatznik, solely in his capacity as the Shareholders’ Representative (incorporated by reference to Exhibit 2.1 of Watson Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on June 19, 2009).

2.3	First Amendment to Share Purchase Agreement, dated as of November 26, 2009, by and among Robin Hood Holdings Limited, Arrow Pharmaceutical Holdings Ltd., Cobalt Laboratories, Inc., Arrow International Ltd., Arrow Supplies Ltd., Watson Pharmaceuticals, Inc., Watson Pharma S.À.R.L., Watson Cobalt Holdings, LLC, the shareholders of Robin Hood Holdings Limited, and Anthony Selwyn Tabatznik, solely in his capacity as Shareholders’ Representative (incorporated by reference to Exhibit 2.2 of Watson Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on December 2, 2009).

2.4	Share Purchase Agreement, dated as of May 25, 2011, by and among Watson Pharmaceuticals, Inc. and each of the shareholders of Paomar PLC (incorporated by reference to Exhibit 2.1 of Watson Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on May 27, 2011).

2.5	Share Purchase Agreement, dated as of January 24, 2012, by and among Watson Pharmaceuticals, Inc., Strides Pharma Limited, I-Investments Pty Ltd, Strides Arcolab Limited, Ascent Pharmahealth Limited and Dennis Bastas (incorporated by reference to Exhibit 2.1 to Watson Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on January 26, 2012).

2.6	Sale and Purchase Agreement, dated as of April 25, 2012, by and among Nitrogen DS Limited, Landsbanki Islands hf., ALMC Eignarhaldsfélag ehf., ALMC hf, Argon Management S.à.r.l., the Managers party thereto, Deutsche Bank AG, London Branch, Actavis Acquisition Debt S.à.r.l., Watson Pharma S.à.r.l., and Watson Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to Watson Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on April 30, 2012).

2.7	Deed of Modification and Withdrawal from Escrow Accounts, dated as of October 31, 2012, to the Sale and Purchase Agreement dated April 25, 2012, by and among Nitrogen DS Limited, Landsbanki Islands hf., ALMC Eignarhaldsfélag ehf., ALMC hf., Argon Management S.à r.l., the Managers party thereto, Deutsche Bank AG, London Branch, Actavis Acquisition Debt S.à r.l., Watson Pharma S.à r.l. and Watson Pharmaceuticals, Inc. (incorporated by reference to Watson Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on November 2, 2012).

2.8	Stock Purchase Agreement, dated as of January 19, 2013, by and among Actavis, Inc., Watson Pharma Actavis S.a.r.l. and each of the shareholders of Uteron Pharma SA (incorporated by reference to Actavis, Inc.’s Current Report on Form 8-K, filed with the SEC on January 25, 2013).

2.9	Agreement and Plan of Merger, dated as of February 17, 2014, by and among Actavis plc, Tango US Holdings Inc., Tango Merger Sub 1 LLC, Tango Merger Sub 2 LLC and Forest Laboratories, Inc. (incorporated by reference to Exhibit 2.1 of Actavis plc’s Current Report on Form 8-K, filed with the SEC on February 19, 2014).

2.10	Agreement and Plan of Merger, dated as of April 27, 2014, by and among Forest Laboratories, LLC (as successor to Forest Laboratories, Inc.), Royal Empress, Inc. and Furiex Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 of Forest Laboratories, Inc.’s Current Report on Form 8-K filed with the SEC on April 28, 2014).

Exhibit No.	Description

2.11	Agreement and Plan of Merger, dated as of October 5, 2014, by and among Actavis W.C. Holding Inc., Delaware Merger Sub, Inc. and Durata Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to Actavis plc’s Current Report on Form 8-K filed on October 8, 2014).

2.12	Agreement and Plan of Merger, dated November 16, 2014, by and among Actavis plc, Avocado Acquisition Inc. and Allergan, Inc. (incorporated by reference to Exhibit 2.1 to Actavis plc’s Current Report on Form 8-K filed with the SEC on November 16, 2014).

3.1	Certificate of Incorporation of Actavis plc (incorporated by reference to Exhibit 3.1 of Actavis plc’s Current Report on Form 8-K, filed with the SEC on October 2, 2013).

3.2	Amended and Restated Memorandum and Articles of Association of Actavis plc (incorporated by reference to Exhibit 3.2 of Actavis plc’s Current Report on Form 8-K, filed with the SEC on October 2, 2013).

4.1	Indenture between Watson Pharmaceuticals, Inc. and Wells Fargo Bank, N.A., as trustee, dated as of August 24, 2009 (incorporated by reference to Exhibit 4.1 to Watson Pharmaceuticals, Inc.’s Form 8-K, filed with the SEC on August 24, 2009).

4.2	First Supplemental Indenture between Watson Pharmaceuticals, Inc. and Wells Fargo Bank, N.A., as trustee, dated as of August 24, 2009, including the forms of Watson Pharmaceuticals, Inc.’s 5.000% Senior Notes due 2014 and 6.125% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to Watson Pharmaceuticals, Inc.’s Form 8-K, filed with the SEC on August 24, 2009).

4.3	Second Supplemental Indenture between Watson Pharmaceuticals, Inc. and Wells Fargo Bank, N.A., as trustee, dated as of May 7, 2010 (incorporated by reference to Exhibit 10.2 to Watson Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2010).

4.4	Third Supplemental Indenture between Watson Pharmaceuticals, Inc. and Wells Fargo Bank, N. A., as trustee, dated as of October 2, 2012, including the forms of Watson Pharmaceuticals, Inc.’s1.875% Notes due 2017, 3.250% Notes due 2022 and 4.625% Notes due 2042 (incorporated by reference to Exhibit 4.2 to Watson Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on October 2, 2012).

4.5	Fourth Supplemental Indenture, dated as of October 1, 2013, by and among Actavis, Inc., Actavis plc and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Actavis plc’s Current Report on Form 8-K, filed with the SEC on October 2, 2013).

4.6	Indenture, dated as of August 20, 2010, between Warner Chilcott Company, LLC, Warner Chilcott Finance LLC, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Warner Chilcott plc’s Current Report on Form 8-K, filed with the SEC on August 24, 2010).

4.7	Third Supplemental Indenture, dated as of October 1, 2013, by and among Warner Chilcott Company, LLC, Warner Chilcott Finance LLC, Actavis plc and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of Actavis plc’s Current Report on Form 8-K, filed with the SEC on October 2, 2013).

4.8	Indenture, dated as of January 31, 2014, between Forest Laboratories, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Forest Laboratories, Inc.’s Current Report on Form 8-K filed with the SEC on February 3, 2014).

4.9	Indenture, dated as of January 31, 2014, between Forest Laboratories, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of Forest Laboratories, Inc.’s Current Report on Form 8-K filed with the SEC on February 3, 2014).

4.10	Indenture, dated as of December 10, 2013, by and among Forest Laboratories, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 of Forest Laboratories, Inc.’s Current Report on Form 8-K filed with the SEC on February 3, 2014).

Exhibit No.	Description

4.11	First Supplemental Indenture, dated as of June 12, 2014, between Forest Laboratories, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Forest Laboratories, Inc.’s Current Report on Form 8-K filed with the SEC on June 13, 2014).

4.12	First Supplemental Indenture, dated as of June 12, 2014, between Forest Laboratories, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of Forest Laboratories, Inc.’s Current Report on Form 8-K filed with the SEC on June 13, 2014).

4.13	First Supplemental Indenture, dated as of June 12, 2014, between Forest Laboratories, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 of Forest Laboratories, Inc.’s Current Report on Form 8-K filed with the SEC on June 13, 2014).

4.14	Second Supplemental Indenture, between Tango Merger Sub 2 LLC and Wells Fargo Bank, National Association, as trustee, dated July 1, 2014 (incorporated by reference to Exhibit 4.1 of Actavis plc’s Current Report on Form 8-K filed with the SEC on July 3, 2014).

4.15	Second Supplemental Indenture, between Tango Merger Sub 2 LLC and Wells Fargo Bank, National Association, as trustee, dated July 1, 2014 (incorporated by reference to Exhibit 4.2 of Actavis plc’s Current Report on Form 8-K filed with the SEC on July 3, 2014).

4.16	Second Supplemental Indenture, between Tango Merger Sub 2 LLC and Wells Fargo Bank, National Association, as trustee, dated July 1, 2014 (incorporated by reference to Exhibit 4.3 of Actavis plc’s Current Report on Form 8-K filed with the SEC on July 3, 2014.

4.17	Third Supplemental Indenture, among Actavis plc, Tango Merger Sub 2 LLC and Wells Fargo Bank, National Association, as trustee, dated July 1, 2014 (incorporated by reference to Exhibit 4.4 of Actavis plc’s Current Report on Form 8-K filed with the SEC on July 3, 2014).

4.18	Third Supplemental Indenture, among Actavis plc, Tango Merger Sub 2 LLC and Wells Fargo Bank, National Association, as trustee, dated July 1, 2014 (incorporated by reference to Exhibit 4.5 of Actavis plc’s Current Report on Form 8-K filed with the SEC on July 3, 2014).

4.19	Third Supplemental Indenture, among Actavis plc, Tango Merger Sub 2 LLC and Wells Fargo Bank, National Association, as trustee, dated July 1, 2014 (incorporated by reference to Exhibit 4.6 of Actavis plc’s Current Report on Form 8-K filed with the SEC on July 3, 2014).

4.20	Indenture, dated June 19, 2014, by and among Actavis Funding SCS, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Actavis plc’s Current Report on Form 8-K filed with the SEC on June 20, 2014).

10.1	Term Loan Amendment Agreement, by and among Actavis, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto, dated as of August 1, 2013 (incorporated by reference to Exhibit 10.1 of Actavis, Inc.’s Current Report on Form 8-K, filed with the SEC on August 2, 2013).

10.2	Revolver Loan Amendment Agreement, by and among Actavis, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto, dated as of August 1, 2013 (incorporated by reference to Exhibit 10.2 of Actavis, Inc.’s Current Report on Form 8-K, filed with the SEC on August 2, 2013).

10.3	Amended and Restated Actavis Term Loan Credit Facility, by and among Actavis WC Holding S.à r.l., Actavis, Inc., Actavis plc, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, dated as of October 1, 2013 (incorporated by reference to Exhibit 10.3 of Actavis, Inc.’s Current Report on Form 8-K, filed with the SEC on August 2, 2013).

10.4	Amended and Restated Actavis Revolving Credit Facility, by and among Actavis WC Holding S.à r.l., Actavis, Inc., Actavis plc, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, dated as of October 1, 2013 (incorporated by reference to Exhibit 10.4 of Actavis, Inc.’s Current Report on Form 8-K, filed with the SEC on August 2, 2013).

Exhibit No.	Description

10.5	WC Term Loan Credit and Guaranty Facility, dated as of August 1, 2013, by and among Actavis plc (formerly Actavis Limited), Warner Chilcott Corporation, WC Luxco S.à r.l, Warner Chilcott Company, LLC, Warner Chilcott Finance LLC, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent thereunder (incorporated by reference to Exhibit 10.5 to Actavis, Inc.’s Current Report on Form 8-K, filed with the SEC on August 2, 2013).

10.6	Form of Deed of Indemnification, Actavis plc (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed with the SEC on October 2, 2013).

10.7	Form of Deed of Indemnification, Actavis plc (incorporated by reference to Exhibit 10.4 of Actavis plc’s Current Report on Form 8-K, filed with the SEC on July 3, 2014).

10.8	Form of Indemnification Agreement, Actavis W.C. Holding Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, filed with the SEC on October 2, 2013).

10.9	Form of Indemnification Agreement, Actavis W.C. Holding Inc. (incorporated by reference to Exhibit 10.5 of Actavis plc’s Current Report on Form 8-K, filed with the SEC on July 3, 2014).

10.10#	Key Employee Agreement entered into as of February 28, 2000, between David A. Buchen and Watson Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.4 to Watson Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.11#	Amendment to Key Employment Agreement entered into as of December 31, 2008, between David A. Buchen and Watson Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.9 to Watson Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.12#	Key Employee Agreement between Anda, Inc. and Al Paonessa III, dated as of August 2, 2007 (incorporated by reference to Exhibit 10.29 to Watson Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.13#	Key Employee Agreement, entered into as of October 30, 2009 by and between R. Todd Joyce and Watson Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Watson Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on October 30, 2009).

10.14	Purchase and Collaboration Agreement, dated as of March 3, 2010, by and among Columbia Laboratories, Inc., Coventry Acquisition, Inc. and Watson Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to Watson Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on March 5, 2010).

10.15	Letter agreement dated February 10, 2012 amending the Purchase and Collaboration Agreement, dated as of March 3, 2010, by and among Columbia Laboratories, Inc., Coventry Acquisition, Inc. and Watson Pharmaceuticals, Inc (incorporated by reference to Exhibit 10.23B to Watson Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.16	Supply Agreement, dated November 1, 2010, by and between Ortho-McNeil-Janssen Pharmaceuticals, Inc. and Watson Laboratories, Inc., (incorporated by reference to Exhibit 10.26 to Watson Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 3, 2012).

10.17#	Watson Pharmaceuticals, Inc. 2012 Annual Incentive Compensation Plan (incorporated by reference to Watson Pharmaceuticals, Inc.’s Form DEF 14A, filed with the SEC on March 30, 2012).

10.18#	The 2013 Incentive Award Plan of Actavis plc (incorporated by reference to Exhibit 99.1 to Actavis plc’s Registration Statement on Form S-8, filed with the SEC on October 1, 2013).

10.19#	Warner Chilcott Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to Actavis plc’s Registration Statement on Form S-8, filed with the SEC on October 1, 2013).

10.20	Purchase Agreement, dated as of August 24, 2009, between The Procter & Gamble Company and Warner Chilcott plc (incorporated by reference to Exhibit 2.1 to Warner Chilcott plc’s Current Report on Form 8-K, filed with the SEC on August 24, 2009).

Exhibit No.	Description

10.21	Amended and Restated Collaboration Agreement, dated October 8, 2004, by and between The Procter & Gamble Company and Procter & Gamble Pharmaceuticals, Inc. and Aventis Pharmaceuticals Inc. (the “Sanofi Collaboration Agreement”) (incorporated by reference to Exhibit 10.57 to Warner Chilcott plc’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.22	Amendment Agreement to the Sanofi Collaboration Agreement, dated December 19, 2007, by and between The Procter & Gamble Company and Procter & Gamble Pharmaceuticals, Inc. and Sanofi-Aventis U.S. LLC, as successor in interest to Aventis Pharmaceuticals, Inc. (the “Sanofi Amendment Agreement”) (incorporated by reference to Exhibit 10.58 to Warner Chilcott plc’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.23	Amendment to the Sanofi Amendment Agreement, dated October 9, 2008, by and between The Procter & Gamble Company and Procter & Gamble Pharmaceuticals, Inc. and Sanofi-Aventis U.S. LLC (incorporated by reference to Exhibit 10.59 to Warner Chilcott plc’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.24	U.S. Amendment Agreement, effective as of April 1, 2010 (the “U.S. Amendment Agreement”), by and between Warner Chilcott Company, LLC and Sanofi-Aventis U.S. LLC, to the Amended and Restated Collaboration Agreement, dated October 8, 2004, by and between Warner Chilcott Company, LLC (as assignee of the Procter & Gamble Company and Procter & Gamble Pharmaceuticals, Inc.) and Sanofi-Aventis U.S. LLC (as successor in interest to Aventis Pharmaceuticals, Inc.) (incorporated by reference to Exhibit 10.1 to Warner Chilcott plc’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2010).

10.25	Amendment to the U.S. Amendment Agreement, effective as of October 28, 2013, by and between Warner Chilcott Company, LLC and Sanofi-Aventis U.S. LLC (incorporated by reference to Exhibit 10.25 to Actavis plc’s Annual Report on Form 10-K, filed with the SEC for the year ended December 31, 2013).

10.26#	Form of retention bonus letter (one payment) (incorporated by reference to Exhibit 10.26 to Actavis plc’s Annual Report on Form 10-K, filed with the SEC for the year ended December 31, 2013).

10.27#	Form of retention bonus letter (two payments) (incorporated by reference to Exhibit 10.27 to Actavis plc’s Annual Report on Form 10-K, filed with the SEC for the year ended December 31, 2013).

10.28	Commitment Letter, dated as of February 17, 2014, by and among Actavis plc, Bank of America, N.A., Mizuho Bank, Ltd., Mizuho Securities USA Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 of Actavis plc’s Current Report on Form 8-K, filed with the SEC on February 19, 2014).

10.29	Contingent Value Rights Agreement, dated as of July 2, 2014, by and between Forest Laboratories, LLC and American Stock Transfer & Trust Company, LLC. (incorporated by reference to Exhibit 10.1 of Actavis plc’s Current Report on Form 8-K filed with the SEC on July 3, 2014).

10.30	Second Amendment Agreement to the Amended and Restated Actavis Revolving Credit and Guaranty Agreement, by and among Actavis Capital S.à r.l., Actavis, Inc., Actavis plc, Bank of America, N.A., as Administrative Agent, and the lenders party thereto, dated as of June 30, 2014 (incorporated by reference to Exhibit 10.1 of Actavis plc’s Current Report on Form 8-K filed with the SEC on July 3, 2014).

10.31	Second Amended and Restated Actavis Revolving Credit and Guaranty Agreement, by and among Actavis plc, Warner Chilcott Limited, Actavis Capital S.à r.l., Actavis, Inc., Actavis Funding SCS, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, dated as of June 30, 2014 (incorporated by reference to Exhibit 10.2 of Actavis plc’s Current Report on Form 8-K filed with the SEC on July 3, 2014).

Exhibit No.	Description

10.32	Cash Bridge Credit and Guaranty Agreement, by and among Warner Chilcott Limited, Actavis Capital S.à r.l., Actavis, Inc., Actavis Funding SCS, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, dated as of June 30, 2014 (incorporated by reference to Exhibit 10.3 of Actavis plc’s Current Report on Form 8-K filed with the SEC on July 3, 2014).

10.33#	Employment Agreement between Actavis, Inc. and Paul M. Bisaro, dated June 30, 2014 (incorporated by reference to Exhibit 10.6 of Actavis plc’s Current Report on Form 8-K filed with the SEC on July 3, 2014).

10.34#	Employment Agreement between Actavis, Inc. and Brenton L. Saunders, dated June 30, 2014 (incorporated by reference to Exhibit 10.7 of Actavis plc’s Current Report on Form 8-K filed with the SEC on July 3, 2014).

10.35#	Retention Letter between Actavis plc and Sigurdur Olafsson, dated May 19, 2014 (incorporated by reference to Exhibit 10.11 of Actavis plc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.36#	Amended and Restated 2013 Incentive Award Plan of Actavis plc (Actavis Plan) (incorporated by reference to Exhibit 99.4 of Actavis plc’s Registration Statement on Form S-8 filed with the SEC on July 1, 2014) (Actavis July 1, 2014 S-8).

10.37	Amendment Agreement to the WC Term Loan Credit and Guaranty Facility, by and among, Actavis plc, Warner Chilcott Finance, LLC, Actavis WC 2 S.à. r.l., Warner Chilcott Company, LLC, Bank of America, N.A., as Administrative Agent, and the lenders party thereto, dated as of June 9, 2014 (incorporated by reference to Exhibit 10.1 of Actavis plc’s Current Report on Form 8-K filed with the SEC on June 10, 2014).

10.38	Amended and Restated WC Term Loan Credit and Guaranty Facility, by and among, Actavis plc, Warner Chilcott Finance, LLC, Actavis WC 2 S.à. r.l., Warner Chilcott Company, LLC, Bank of America, N.A., as Administrative Agent, and the lenders party thereto, dated as of June 9, 2014 (incorporated by reference to Exhibit 10.2 of Actavis plc’s Current Report on Form 8-K filed with the SEC on June 10, 2014).

10.39***	Amendment to Supply Agreement, effective as of May 14, 2014, by and between Janssen Pharmaceuticals, Inc. and Watson Laboratories, Inc. (incorporated by reference to Exhibit 10.1 of Actavis plc’s Current Report on Form 8-K filed with the SEC on May 20, 2014).

10.40	Second Amendment Agreement to the Restated Actavis Term Loan Credit and Guarantee Agreement, by and among, Actavis Capital S.à. r.l., Actavis, Inc., Actavis plc, Bank of America, N.A., as Administrative Agent, and the lenders party thereto, dated as of March 31, 2014 (incorporated by reference to Exhibit 10.1 of Actavis plc’s Current Report on Form 8-K filed with the SEC on April 2, 2014).

10.41	Second Amended and Restated Actavis Term Loan Credit and Guarantee Agreement, by and among Actavis plc, Warner Chilcott Limited, Actavis Capital S.à r.l., Actavis, Inc., the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, dated as of March 31, 2014 (incorporated by reference to Exhibit 10.2 of Actavis plc’s Current Report on Form 8-K filed with the SEC on April 2, 2014).

10.42	Corporate Integrity Agreement dated September 15, 2010 between the Office of Inspector General of the U.S. Department of Health and Human Services and Forest Laboratories, Inc. (incorporated by reference to Exhibit 10.1 to Forest Laboratories Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

Exhibit No.	Description

10.43	Settlement Agreement and Release, dated September 15, 2010, among Forest Laboratories, Inc., Forest Pharmaceuticals, Inc., the U.S. of America, acting through the U.S. Department of Justice on behalf of the Office of Inspector General of the Department of Health and Human Services, TRICARE Management Activity, the Veteran’s Affairs Administration, the U.S. Office of Personnel Management, and certain individual relators named therein (incorporated by reference to Exhibit 10.3 to Forest Laboratories, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.44***	License and Cooperation Agreement dated June 28, 2000 between Merz & Co. GmbH and Forest Laboratories Ireland Limited. (incorporated by reference to Exhibit 10.16 to Forest Laboratories Inc.’s Annual Report on Form 10-K (Commission File No. 1-5438) for the fiscal year ended March 31, 2004).

10.45 ***	License, Development and Cooperation Agreement dated September 22, 2004 between Merck KGaA and Genaissance Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.3 to Forest Laboratories Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5438) for the quarter ended September 30, 2011).

10.46 ***	Collaboration Agreement dated September 12, 2007, as amended on November 3, 2009 between Forest Laboratories Inc. and Ironwood Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.50 to Forest Laboratories Inc.’s Annual Report on Form 10-K/A (Commission File No. 1-5438) for the fiscal year ended March 31, 2013).

10.47 ***	Sale and Transfer Agreement dated March 30, 2012 between Janssen Pharmaceutica NV and Forest Laboratories Holding Limited. (incorporated by reference to Exhibit 10.51 to Forest Laboratories Inc.’s Annual Report on Form 10-K (Commission File No. 1-5438) for the fiscal year ended March 31, 2012).

10.48***	MuDelta Development and License Agreement, dated as of November 16, 2009, by and between Janssen Pharmaceutica, N.V. and PPD Therapeutics, Inc., as amended February 9, 2010 (incorporated by reference to Exhibit 10.6 to Furiex Pharmaceuticals, Inc.’s Form 10—12B/A (Commission File No. 001-34641) filed with the SEC on May 14, 2010).

10.49	Tender and Support Agreement, dated as of October 5, 2014, by and among Actavis W.C. Holding Inc., Delaware Merger Sub, Inc. and the individuals listed therein (incorporated by reference to Exhibit 99.2 to Actavis plc’s Current Report on Form 8-K filed on October 8, 2014).

10.50	Contingent Value Rights Agreement, dated as of November 17, 2014, by and between Actavis W.C. Holding Inc., Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.1 to Actavis plc’s Current Report on Form 8-K filed on November 17, 2014).

10.51	Commitment Letter, dated as of November 16, 2014, by and among Actavis plc, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Mizuho Bank, Ltd., Wells Fargo Bank, National Association and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.1 to Actavis plc’s Current Report on Form 8-K filed on November 17, 2014).

10.52	Second Amendment Agreement, dated as of December 17, 2014, among Actavis plc, Warner Chilcott Limited, Warner Chilcott Corporation, Actavis WC 2 S.à r.l., Warner Chilcott Company, LLC, Warner Chilcott Finance, LLC, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Actavis plc’s Current Report on Form 8-K filed on December 22, 2014).

10.53	Third Amendment Agreement, dated as of December 17, 2014, among Actavis plc, Warner Chilcott Limited, Actavis Capital S.à r.l., Actavis, Inc., Actavis Funding SCS, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Actavis plc’s Current Report on Form 8-K filed on December 22, 2014).

Exhibit No.	Description

10.54	Actavis Revolving Credit and Guaranty Agreement, dated as of December 17, 2014, by and among Actavis plc, Warner Chilcott Limited, Actavis Capital S.à r.l., Actavis, Inc., Actavis Funding SCS, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as London Agent and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to Actavis plc’s Current Report on Form 8-K filed on December 22, 2014).

10.55	Actavis Bridge Loan Credit and Guaranty Agreement, dated as of December 17, 2014, by and among Actavis plc, Warner Chilcott Limited, Actavis Capital S.à r.l., Actavis, Inc., Actavis Funding SCS, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to Actavis plc’s Current Report on Form 8-K filed on December 22, 2014).

10.56	Actavis Term Loan Credit and Guaranty Agreement, dated as of December 17, 2014, by and among Actavis plc, Warner Chilcott Limited, Actavis Capital S.à r.l., Actavis, Inc., Actavis Funding SCS, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to Actavis plc’s Current Report on Form 8-K filed on December 22, 2014).

10.57#	Employee Severance Pay Plan for Employees of Actavis Inc. and Certain of Its U.S. Subsidiaries (incorporated by reference to Exhibit 10.1 of Actavis plc’s Quarterly Report on Form 10-Q for the period ending March 31, 2014).

10.58#	Change of Control Severance Pay Plan for Certain Management Employees of Actavis, Inc. and Its U.S. Subsidiaries (incorporated by reference to Exhibit 10.1 of Actavis plc’s Quarterly Report on Form 10-Q for the period ending March 31, 2014).

10.59#	2000 Stock Option Plan of Forest Laboratories, Inc. (incorporated by reference to Exhibit A of Forest Laboratories, Inc.’s Proxy Statement for the fiscal year ended March 31, 2000 filed with the SEC on June 29, 2000).

10.60#	2004 Stock Option Plan of Forest Laboratories, Inc. (incorporated by reference to Appendix C of Forest Laboratories, Inc.’s Proxy Statement for the fiscal year ended March 31, 2004 filed with the SEC on June 28, 2004).

10.61#	2007 Equity Incentive Plan of Forest Laboratories, Inc., as amended (incorporated by reference to Exhibit 10.1 of Forest Laboratories, Inc.’s Current Report on Form 8-K filed with the SEC on August 21, 2013).

10.62#	Amendment to 2007 Equity Incentive Plan of Forest Laboratories, Inc., as amended (Amended Forest Plan) (incorporated by reference to Exhibit 99.7 of the Actavis July 1, 2014 S-8).

10.63#	Form of Notice of Grant and Signature Page and Form of Option Award Agreement (Actavis Plan) (incorporated by reference to Exhibit 99.5 of the Actavis July 1, 2014 S-8).

10.64#	Form of Notice of Grant and Signature Page and Form of Restricted Stock Unit Award Agreement (Actavis Plan) (incorporated by reference to Exhibit 99.6 of the Actavis July 1, 2014 S-8).

10.65#	Form Employee Stock Unit Agreement (Performance-Based Conditions) (Forest Plan) (incorporated by reference to Exhibit 99.8 of the Actavis July 1, 2014 S-8).

21.1*	Subsidiaries of the Company.

23.1*	Actavis plc Consent of PricewaterhouseCoopers LLP.

23.2*	Warner Chilcott Limited Consent of PricewaterhouseCoopers LLP.

24.1*	Power of Attorney

24.2*	Power of Attorney

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Label Definition Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates a management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith and not “filed” for purposes of Section 18 of the Exchange Act.

***	Confidential portions of this exhibit have been omitted and filed separately with the SEC pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.