Form 10-Q
period 2015-06-30
Allergan plc; Warner Chilcott Ltd
filed 2015-08-06
CIK 1578845, 1620602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number	Exact name of registrant as specified in its charter, principal office and address and telephone number	State of incorporation or organization	I.R.S. Employer Identification No.
001-36867	Allergan plc Clonshaugh Business and Technology Park Coolock, Dublin, D17 E400, Ireland (862) 261-7000	Ireland	98-1114402

001-36887	Warner Chilcott Limited Cannon’s Court 22	Bermuda	98-0496358
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

Allergan plc	YES ☒	NO ☐
Warner Chilcott Limited	YES ☒	NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Allergan plc	YES ☒	NO ☐
Warner Chilcott Limited	YES ☒	NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Allergan plc	Large accelerated filer	☒	Accelerated filer	☐
	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Warner Chilcott Limited	Large accelerated filer	☐	Accelerated filer	☐
	Non-accelerated filer (Do not check if a smaller reporting company)	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Allergan plc	YES ☐	NO ☒
Warner Chilcott Limited	YES ☐	NO ☒

Number of shares of Allergan plc’s Ordinary Shares outstanding on July 31, 2015: 393,635,637. There is no trading market for securities of Warner Chilcott Limited, all of which are indirectly wholly owned by Allergan plc.

This Quarterly Report on Form 10-Q is a combined report being filed separately by two different registrants: Allergan plc and Warner Chilcott Limited. Warner Chilcott Limited is an indirect wholly owned subsidiary of Allergan plc. The information in this Quarterly Report on Form 10-Q is equally applicable to Allergan plc and Warner Chilcott Limited, except where otherwise indicated. Warner Chilcott Limited meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and, to the extent applicable, is therefore filing this form with a reduced disclosure format.

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

ALLERGAN PLC

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except par value)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$1,517.9	$250.0
Marketable securities	8.5	1.0
Accounts receivable, net	4,420.1	2,372.3
Inventories	2,786.0	2,075.5
Prepaid expenses and other current assets	1,004.8	733.4
Current assets held for sale	38.0	949.2
Deferred tax assets	711.6	500.3
Total current assets	10,486.9	6,881.7

Property, plant and equipment, net	2,859.0	1,594.7
Investments and other assets	530.3	235.4
Deferred tax assets	113.6	107.4
Product rights and other intangibles	72,825.0	19,188.4
Goodwill	51,596.3	24,521.5
Total assets	$138,411.1	$52,529.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,945.0	$4,170.6
Income taxes payable	70.4	50.4
Current portion of long-term debt and capital leases	1,550.9	697.4
Deferred revenue	25.7	27.0
Current liabilities held for sale	—	25.9
Deferred tax liabilities	57.5	47.3
Total current liabilities	7,649.5	5,018.6

Long-term debt and capital leases	41,319.4	14,846.3
Deferred revenue	56.4	38.8
Other long-term liabilities	1,167.5	335.8
Other taxes payable	907.7	892.2
Deferred tax liabilities	15,236.1	3,061.9
Total liabilities	66,336.6	24,193.6
Commitments and contingencies
Equity:
Preferred shares, $0.0001 par value per share, 5.1 million shares authorized,
5.1 million and zero shares issued and outstanding, respectively	4,929.7	—
Ordinary shares; $0.0001 par value per share; 1,000.0 million shares authorized, 393.1 million and 265.9 million shares issued and outstanding, respectively	—	—
Additional paid-in capital	68,103.1	28,994.7
(Accumulated deficit)	(953.3)	(198.2)
Accumulated other comprehensive (loss)	(10.4)	(465.4)
Total shareholders’ equity	72,069.1	28,331.1
Noncontrolling interest	5.4	4.4
Total equity	72,074.5	28,335.5
Total liabilities and equity	$138,411.1	$52,529.1

See accompanying Notes to Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues	$5,755.0	$2,667.2	$9,989.2	$5,322.3
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	2,130.1	1,296.5	3,843.5	2,589.5
Research and development	454.9	158.0	885.9	329.5
Selling and marketing	981.0	291.5	1,716.5	574.6
General and administrative	480.2	270.1	1,173.2	545.9
Amortization	1,673.5	422.9	2,598.9	847.1
In-process research and development impairments	197.6	16.3	197.6	16.3
Asset sales and impairments, net	0.6	5.8	58.4	5.4
Total operating expenses	5,917.9	2,461.1	10,474.0	4,908.3
Operating (loss) / income	(162.9)	206.1	(484.8)	414.0

Interest income	2.6	1.2	4.4	2.2
Interest expense	(339.9)	(79.1)	(511.8)	(151.9)
Other (expense) income, net	(48.7)	(35.8)	(246.7)	(30.8)
Total other income (expense), net	(386.0)	(113.7)	(754.1)	(180.5)
(Loss) / income before income taxes and noncontrolling interest	(548.9)	92.4	(1,238.9)	233.5
(Benefit) / provision for income taxes	(307.3)	43.6	(485.0)	88.0
Net (loss) / income	(241.6)	48.8	(753.9)	145.5
(Income) attributable to noncontrolling interest	(1.5)	(0.1)	(1.2)	(0.3)
Net (loss) attributable to shareholders	(243.1)	48.7	(755.1)	145.2
Dividends on preferred shares	69.6	—	92.8	—
Net (loss) / income attributable to ordinary shareholders	$(312.7)	$48.7	$(847.9)	$145.2

(Loss) / earnings per share attributable to ordinary shareholders:
Basic	$(0.80)	$0.28	$(2.48)	$0.83
Diluted	$(0.80)	$0.28	$(2.48)	$0.83

Weighted average shares outstanding:
Basic	392.6	174.2	341.3	174.0
Diluted	392.6	175.0	341.3	175.0

See accompanying Notes to Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

(Unaudited; in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net (loss) / income	$(241.6)	$48.8	$(753.9)	$145.5
Other comprehensive (loss) / income
Foreign currency translation gains / (losses)	765.3	6.6	451.4	(0.9)
Unrealized gains, net of tax	7.6	—	3.6	0.7
Reclassification for gains included in net income, net of tax	—	—	—	—
Total other comprehensive income / (loss), net of tax	772.9	6.6	455.0	(0.2)
Comprehensive income / (loss)	531.3	55.4	(298.9)	145.3
Comprehensive (income) attributable to noncontrolling interest	(1.5)	(0.1)	(1.2)	(0.3)
Comprehensive income / (loss) attributable to ordinary shareholders	$529.8	$55.3	$(300.1)	$145.0

See accompanying Notes to Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities:
Net (loss) / income	$(753.9)	$145.5
Reconciliation to net cash provided by operating activities:
Depreciation	132.5	105.1
Amortization	2,598.9	847.1
Provision for inventory reserve	63.4	75.3
Share-based compensation	400.7	31.2
Deferred income tax benefit	(588.9)	(151.5)
In-process research and development impairments	197.6	16.3
Loss / (gain) on asset sales and impairments, net	58.4	27.4
Amortization of inventory step up	706.1	210.0
Amortization of deferred financing costs	280.5	26.4
Accretion and contingent consideration	8.1	(27.9)
Excess tax benefit from stock-based compensation	(36.3)	(22.7)
Other, net	64.3	(10.0)
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	(896.1)	(162.9)
Decrease / (increase) in inventories	(234.8)	(154.4)
Decrease / (increase) in prepaid expenses and other current assets	83.1	30.5
Increase / (decrease) in accounts payable and accrued expenses	108.6	53.0
Increase / (decrease) in income and other taxes payable	(216.2)	(101.4)
Increase / (decrease) in other assets and liabilities	(49.7)	(27.9)
Net cash provided by operating activities	1,926.3	909.1
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(248.2)	(80.8)
Additions to product rights and other intangibles	(28.5)	—
Additions to investments	(21.0)	—
Proceeds from sale of investments and other assets	855.8	18.0
Proceeds from sales of property, plant and equipment	81.5	4.2
Acquisitions of business, net of cash acquired	(35,109.9)	(119.2)
Net cash (used in) investing activities	(34,470.3)	(177.8)
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness	26,456.4	3,676.2
Proceeds from borrowings on credit facility and other	2,882.0	80.0
Debt issuance and other financing costs	(310.8)	(51.9)
Payments on debt, including capital lease obligations	(4,096.2)	(467.8)
Proceeds from issuance of preferred shares	4,929.7	—
Proceeds from issuance of ordinary shares	4,071.1	—
Proceeds from stock plans	108.2	8.1
Payments of contingent consideration	(92.0)	(7.8)
Repurchase of ordinary shares	(101.0)	(59.4)
Dividends	(68.7)	—
Excess tax benefit from stock-based compensation	36.3	22.7
Net cash provided by financing activities	33,815.0	3,200.1
Effect of currency exchange rate changes on cash and cash equivalents	(3.1)	(3.8)
Movement in cash held for sale	—	37.0
Net increase in cash and cash equivalents	1,267.9	3,964.6
Cash and cash equivalents at beginning of period	250.0	329.0
Cash and cash equivalents at end of period	$1,517.9	$4,293.6
Schedule of Non-Cash Investing and Financing Activities
Non-cash equity issuance for the Acquisition of Allergan net assets	$34,687.2	$—

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$1,465.4	$244.3
Marketable securities	8.5	1.0
Accounts receivable, net	4,420.1	2,371.6
Receivable from Parents	388.7	269.8
Inventories	2,786.0	2,075.5
Prepaid expenses and other current assets	1,000.7	730.5
Current assets held for sale	38.0	949.2
Deferred tax assets	711.6	500.3
Total current assets	10,819.0	7,142.2
Property, plant and equipment, net	2,859.0	1,593.8
Investments and other assets	530.3	235.4
Deferred tax assets	113.6	107.4
Product rights and other intangibles	72,825.0	19,188.4
Goodwill	51,596.3	24,521.5
Total assets	$138,743.2	$52,788.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,907.6	$4,167.5
Payables to Parents	1,039.8	521.1
Income taxes payable	70.4	50.4
Current portion of long-term debt and capital leases	1,550.9	697.4
Deferred revenue	25.7	27.0
Current liabilities held for sale	—	25.9
Deferred tax liabilities	57.5	47.3
Total current liabilities	8,651.9	5,536.6
Long-term debt and capital leases	41,319.4	14,846.3
Deferred revenue	56.4	38.8
Other long-term liabilities	1,167.5	335.9
Other taxes payable	907.7	892.2
Deferred tax liabilities	15,236.1	3,061.9
Total liabilities	67,339.0	24,711.7
Commitments and contingencies
Equity:
Member's capital	73,074.4	29,455.9
(Accumulated deficit)	(1,665.2)	(917.9)
Accumulated other comprehensive (loss)	(10.4)	(465.4)
Total shareholders’ equity	71,398.8	28,072.6
Noncontrolling interest	5.4	4.4
Total equity	71,404.2	28,077.0
Total liabilities and equity	$138,743.2	$52,788.7

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues	$5,755.0	$2,667.2	$9,989.2	$5,322.3
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	2,130.1	1,296.5	3,843.5	2,589.5
Research and development	454.9	158.0	885.9	329.5
Selling and marketing	981.0	291.5	1,716.5	574.6
General and administrative	476.0	262.6	1,165.4	539.0
Amortization	1,673.5	422.9	2,598.9	847.1
In-process research and development impairments	197.6	16.3	197.6	16.3
Asset sales and impairments, net	0.6	5.8	58.4	5.4
Total operating expenses	5,913.7	2,453.6	10,466.2	4,901.4
Operating (loss) / income	(158.7)	213.6	(477.0)	420.9
Non-Operating income (expense):
Interest income	2.6	1.2	4.4	2.2
Interest expense	(339.9)	(79.1)	(511.8)	(151.9)
Other income (expense), net	(48.7)	(35.8)	(246.7)	(30.8)
Total other income (expense), net	(386.0)	(113.7)	(754.1)	(180.5)
(Loss) / income before income taxes and noncontrolling interest	(544.7)	99.9	(1,231.1)	240.4
(Benefit) / provision for income taxes	(307.3)	36.9	(485.0)	81.3
Net (loss) / income	(237.4)	63.0	(746.1)	159.1
(Income) attributable to noncontrolling interest	(1.5)	(0.1)	(1.2)	(0.3)
Net (loss) / income to member's	$(238.9)	$62.9	$(747.3)	$158.8

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

(Unaudited; in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net (loss) / income	$(237.4)	$63.0	$(746.1)	$159.1
Other comprehensive (loss) / income
Foreign currency translation gains / (losses)	765.3	6.6	451.4	(0.9)
Unrealized gains, net of tax	7.6	—	3.6	0.7
Reclassification for gains included in net income, net of tax	—	—	—	—
Total other comprehensive income / (loss), net of tax	772.9	6.6	455.0	(0.2)
Comprehensive income / (loss)	535.5	69.6	(291.1)	158.9
Comprehensive (income) attributable to noncontrolling interest	(1.5)	(0.1)	(1.2)	(0.3)
Comprehensive income / (loss) attributable to members	$534.0	$69.5	$(292.3)	$158.6

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities:
Net (loss) / income	$(746.1)	$159.1
Reconciliation to net cash provided by operating activities:
Depreciation	132.5	105.1
Amortization	2,598.9	847.1
Provision for inventory reserve	63.4	75.3
Share-based compensation	400.7	31.2
Deferred income tax benefit	(588.9)	(151.5)
In-process research and development impairments	197.6	16.3
Loss / (gain) on asset sales and impairments, net	58.4	27.4
Amortization of inventory step up	706.1	210.0
Amortization of deferred financing costs	280.5	26.4
Accretion and contingent consideration	8.1	(27.9)
Other, net	64.3	(10.0)
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	(895.4)	(162.1)
Decrease / (increase) in inventories	(234.8)	(154.4)
Decrease / (increase) in prepaid expenses and other current assets	81.9	31.1
Increase / (decrease) in accounts payable and accrued expenses	142.9	58.8
Increase / (decrease) in income and other taxes payable	(216.2)	(108.1)
Increase / (decrease) in other assets and liabilities, including receivable / payable with Parents	(130.8)	(88.3)
Net cash provided by operating activities	1,923.1	885.5
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(248.2)	(80.8)
Additions to product rights and other intangibles	(28.5)	—
Additions to investments	(21.0)	—
Proceeds from the sale of investments and other assets	855.8	18.0
Proceeds from sales of property, plant and equipment	81.5	4.2
Acquisitions of business, net of cash acquired	(35,109.9)	(119.2)
Net cash (used in) investing activities	(34,470.3)	(177.8)
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness	26,456.4	3,676.2
Proceeds from borrowings on credit facility and other	2,882.0	80.0
Debt issuance and other financing costs	(310.8)	(51.9)
Payments on debt, including capital lease obligations	(4,096.2)	(467.8)
Payments of contingent consideration	(92.0)	(7.8)
Dividend to Parent	(68.8)	—
Contribution from Parent	9,000.8	—
Net cash provided by financing activities	33,771.4	3,228.7
Effect of currency exchange rate changes on cash and cash equivalents	(3.1)	(3.8)
Movement in cash held for sale	—	37.0
Net increase in cash and cash equivalents	1,221.1	3,969.6
Cash and cash equivalents at beginning of period	244.3	323.5
Cash and cash equivalents at end of period	$1,465.4	$4,293.1

See accompanying Notes to Consolidated Financial Statements

ALLERGAN PLC AND WARNER CHILCOTT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — General

Allergan plc is a global specialty pharmaceutical company engaged in the development, manufacturing, marketing, and distribution of brand name (“brand”, “branded” or “specialty brand”), medical aesthetics, generic, branded generic, biosimilar and over-the-counter (“OTC”) pharmaceutical products. The Company has operations in more than 100 countries. Warner Chilcott Limited is a wholly owned subsidiary of Allergan plc and it has the same principal business activities. As a result of the Allergan Acquisition (defined below) which closed on March 17, 2015, the Company expanded its franchises to include ophthalmology, neurosciences and medical aesthetics/dermatology/plastic surgery, which complements the Company’s existing central nervous system, gastroenterology, women’s health and urology franchises. The combined company benefits significantly from Allergan Inc’s. (“Legacy Allergan”) global brand equity and consumer awareness of key products, including Botox® and Restasis®. The transaction also expands our presence and market and product reach across many international markets, with strengthened commercial positions across Canada, Europe, Southeast Asia and other high-value growth markets, including China, India, the Middle East and Latin America.

The accompanying consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2014 (“Annual Report”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted from the accompanying consolidated financial statements. The accompanying year end consolidated balance sheet was derived from the audited financial statements included in the Annual Report. The accompanying interim financial statements are unaudited, and reflect all adjustments which are in the opinion of management, necessary for a fair statement of the Company’s consolidated financial position, results of operations, comprehensive income / (loss) and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. All intercompany transactions and balances have been eliminated in consolidation. The Company’s results of operations, comprehensive income / (loss) and cash flows for the interim periods are not necessarily indicative of the results of operations, comprehensive income / (loss) and cash flows that it may achieve in future periods.

References throughout to “we,” “our,” “us,” the “Company” or “Allergan” refer to financial information and transactions of Allergan plc. References to “Warner Chilcott Limited” refer to Warner Chilcott Limited, the Company’s indirect wholly owned subsidiary, and, unless the context otherwise requires, its subsidiaries.

In connection with the Allergan Acquisition, the Company changed its name from Actavis plc to Allergan plc.  Actavis plc’s ordinary shares were traded on the NYSE under the symbol “ACT” until the opening of trading on June 15, 2015, at which time Actavis plc changed its corporate name to “Allergan plc” and changed its ticker symbol to “AGN.”  Pursuant to Rule 12g-3(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Allergan plc is the successor issuer to Actavis plc’s ordinary shares which are deemed to be registered under Section 12(b) of the Exchange Act, and Allergan plc is subject to the informational requirements of the Exchange Act, and the rules and regulations promulgated thereunder.

Effective July 26, 2015 we entered into a master purchase agreement under which Teva Pharmaceutical Industries Ltd. (“Teva”) agreed to acquire our global generic pharmaceuticals business and certain other assets for $40.5 billion.  We will receive $33.75 billion in cash and $6.75 billion in Teva stock.   Under the agreement, Teva will acquire our global generics business, including the United States (“U.S.”) and international generic commercial units, third-party supplier Medis, global generic manufacturing operations, the global generic R&D unit, the international over-the-counter (OTC) commercial unit (excluding OTC eye care products) and some established international brands. The results of these operations are primarily reflected in our International Brands and Global Generics segments, along with certain shared general and administrative corporate costs. The transaction is subject to customary closing conditions and expected to close in 2016.

NOTE 2 – Reconciliation of Warner Chilcott Limited results to Allergan plc results

Warner Chilcott Limited is an indirect wholly-owned subsidiary of Allergan plc (together with other Warner Chilcott Limited parents, or “Parent”), the ultimate parent of the group. The results of Warner Chilcott Limited are consolidated into the results of Allergan plc. Due to the deminimis activity between Allergan plc and Warner Chilcott Limited, references throughout this filing relate to both Allergan plc and Warner Chilcott Limited. Warner Chilcott Limited representations relate only to itself and not to any other company.

Except where otherwise indicated, and excluding certain insignificant cash and non-cash transactions at the Allergan plc level, these notes relate to the consolidated financial statements for both separate registrants, Allergan plc and Warner Chilcott Limited. In addition to certain inter-company payable and receivable amounts between the entities, the following is a reconciliation of the results of Warner Chilcott Limited to Allergan plc ($ in millions):

	June 30, 2015			December 31, 2014
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
Cash and cash equivalents	$1,517.9	$1,465.4	$52.5	$250.0	$244.3	$5.7
Accounts receivable, net	4,420.1	4,420.1	—	2,372.3	2,371.6	0.7
Prepaid expenses and other current assets	1,004.8	1,000.7	4.1	733.4	730.5	2.9
Property, plant and equipment, net	2,859.0	2,859.0	—	1,594.7	1,593.8	0.9
Accounts payables and accrued liabilities	5,945.0	5,907.6	37.4	4,170.6	4,167.5	3.1

	Three months ended June 30, 2015			Six months ended June 30, 2015
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
General and administrative expenses	$480.2	$476.0	$4.2	$1,173.2	$1,165.4	$7.8
Operating (loss) / income	(162.9)	(158.7)	(4.2)	(484.8)	(477.0)	(7.8)
(Loss) / income before income taxes and noncontrolling interest	(548.9)	(544.7)	(4.2)	(1,238.9)	(1,231.1)	(7.8)
(Benefit) / provision for income taxes	(307.3)	(307.3)	—	(485.0)	(485.0)	—
Net (loss) / income	(241.6)	(237.4)	(4.2)	(753.9)	(746.1)	(7.8)
Dividends on preferred stock	69.6	—	69.6	92.8	—	92.8

	Three months ended June 30, 2014			Six months ended June 30, 2014
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
General and administrative expenses	$270.1	$262.6	$7.5	$545.9	$539.0	$6.9
Operating (loss) / income	206.1	213.6	(7.5)	414.0	420.9	(6.9)
(Loss) / income before income taxes and noncontrolling interest	92.4	99.9	(7.5)	233.5	240.4	(6.9)
(Benefit) / provision for income taxes	43.6	36.9	6.7	88.0	81.3	6.7
Net (loss) / income	48.8	63.0	(14.2)	145.5	159.1	(13.6)

NOTE 3 — Summary of Significant Accounting Policies

The following are interim updates to certain of the policies described in “Note 4” of the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2014 included in the Annual Report.

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

Provisions for SRAs

As is customary in the pharmaceutical industry, our gross product sales are subject to a variety of deductions in arriving at reported net product sales. When the Company recognizes gross revenue from the sale of products, an estimate of SRA is recorded, which reduces the product revenues. Accounts receivable and/or accrued liabilities are also reduced and/or increased by the SRA amount. These provisions are estimated based on historical payment experience, historical relationship of the deductions to gross product revenues, government regulations, estimated utilization or redemption rates, estimated customer inventory levels and current contract sales terms. The estimation process used to determine our SRA provision has been applied on a consistent basis and no material revenue adjustments have been necessary to increase or decrease our reserves for SRA as a result of a significant change in underlying estimates. The Company uses a variety of methods to assess the adequacy of the SRA reserves to ensure that our financial statements are fairly stated.

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

Cash Discounts — Cash discounts are provided to customers that pay within a specific period. The provision for cash discounts is estimated based upon invoice billings and historical customer payment experience. The Company’s experience of payment history is fairly consistent and most customer payments qualify for the cash discount.

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

Pricing adjustments, which includes shelf stock adjustments, are credits issued to reflect price decreases in selling prices charged to the Company’s direct customers. Shelf stock adjustments are based upon the amount of product our customers have in their inventory at the time of an agreed-upon price reduction. The provision for shelf stock adjustments is based upon specific terms with the Company’s customers and includes estimates of existing customer inventory levels based upon their historical purchasing patterns. We regularly monitor all price changes to evaluate the Company’s reserve balances. The adequacy of these reserves is readily determinable as pricing adjustments and shelf stock adjustments are negotiated and settled on a customer-by-customer basis.

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

Accounts receivable balances in the Company’s consolidated financial statements are presented net of SRA estimates. SRA balances in accounts receivable were $1,419.4 million and $1,660.9 million at June 30, 2015 and December 31, 2014, respectively. SRA balances within accounts payable and accrued expenses were $1,847.5 million and $1,323.4 million at June 30, 2015 and December 31, 2014, respectively. The movements in the SRA reserve balances in the six months ended June 30, 2015 are as follows (in millions):

Balance as of December 31, 2014	$2,984.3
Acquired reserves in the Allergan Acquisition (defined below)	429.5
Provision to reduce gross product sales to net product sales	6,751.3
Payments and other	(6,898.2)
Balance as of June 30, 2015	$3,266.9

The provisions recorded to reduce gross product sales to net product sales were as follows ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gross product sales	$9,252.0	$4,505.7	$16,635.5	$8,834.7
Provisions to reduce gross product sales to net product sales	(3,561.3)	(1,879.7)	(6,751.3)	(3,611.8)
Net product sales	$5,690.7	$2,626.0	$9,884.2	$5,222.9
Percentage of provisions to gross sales	38.5%	41.7%	40.6%	40.9%

The movement in the percentage of provisions to gross sales is a result of changes in product mix, competition and channels of distribution. In the six months ended June 30, 2015, the Company increased sales of branded products, which lowered the provision percentage. Offsetting this, was the impact of increased generic competition on some of the Company’s larger generic products which increased the rebates offered, as well as a higher portion of sales going through the wholesale channel, which has the impact of raising the rebate and chargeback percentages.

Warranties

As a result of the Allergan Acquisition, the Company provides warranty programs for breast implant sales primarily in the United States, Europe and certain other countries. Management estimates the amount of potential future claims from these warranty programs based on actuarial analyses. Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value. The provision for warranty expense in the six months ended June 30, 2015 was $1.7 million.  The liability is included in both current and long-term liabilities in the Company’s consolidated balance sheets and amounted to $8.5 million and $30.3 million, respectively, as of June 30, 2015. The U.S. programs include the ConfidencePlus® and ConfidencePlus® Premier warranty programs. The ConfidencePlus® program, which is limited to saline breast implants, currently provides lifetime product replacement and contralateral implant replacement. The ConfidencePlus® Premier program, which is standard for silicone gel implants and requires a low enrollment fee for saline breast implants, generally provides lifetime product replacement, $2,400 of financial assistance for saline breast implants and $3,500 of financial assistance for silicone gel breast implants for surgical procedures within ten years of implantation and contralateral implant replacement. The warranty programs in non-U.S. markets generally have similar terms and conditions to the U.S. programs. The Company does not warrant any level of aesthetic result and, as required by government regulation, makes extensive disclosures concerning the risks of the use of its products and breast implant surgery. Changes to actual warranty claims incurred and interest rates could have a material impact on the actuarial analysis and the Company’s estimated liabilities. A large majority of the product warranty liability arises from the U.S. warranty programs. The Company does not currently offer any similar warranty program on any other product.

Goodwill and Intangible Assets with Indefinite-Lives

General

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

Goodwill is considered impaired if the carrying amount of the net assets exceeds the fair value of the reporting unit. Impairment, if any, would be recorded in operating income and this could result in a material impact to net (loss) / income and (loss) / earnings per share.

Acquired in-process research and development (“IPR&D”) intangible assets represent the value assigned to acquired research and development projects that, as of the date acquired, represent the right to develop, use, sell and/or offer for sale a product or other intellectual property that the Company has acquired with respect to products and/or processes that have not been completed or approved. The IPR&D intangible assets are subject to impairment testing until completion or abandonment of each project. Upon abandonment, the assets are impaired. Impairment testing requires the development of significant estimates and assumptions involving the determination of estimated net cash flows for each year for each project or product (including net revenues, cost of sales, research and development (“R&D”) costs, selling and marketing costs and other costs which may be allocated), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the potential regulatory and commercial success risks, and competitive trends impacting the asset and each cash flow stream as well as other factors. The major risks and uncertainties associated with the timely and successful completion of the IPR&D projects include legal risk, market risk and regulatory risk. Changes in these assumptions could result in future impairment charges. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change or the timely completion of each project to commercial success will occur. For these and other reasons, actual results may vary significantly from estimated results.

Upon successful completion of each project and approval of the product, we will make a separate determination of the useful life of the intangible, transfer the amount to currently marketed products (“CMP”) and amortization expense will be recorded over the estimated useful life.

Annual Testing

During the second quarter of 2015, we performed our annual impairment assessment of goodwill.  We also assessed IPR&D intangible assets and trade name intangible assets with indefinite-lives for impairment. The Company utilized a discount rate for its reporting units of 10.0% and long-term growth rates ranging from 0.0% to 5.0% in its estimation of fair value. The factors used in evaluating goodwill for impairment are subject to change and are tracked against historical results by management. Changes in the key assumptions by management can change the results of testing. The Company determined there was no impairment associated with goodwill or trade name intangible assets. During the second quarter of 2015, the Company recorded a $197.6 million impairment related to IPR&D for select projects as the Company revised its sales forecast of certain assets as well as the timing of the launch of certain projects.

Litigation and Contingencies

The Company is involved in various legal proceedings in the normal course of its business, including product liability litigation, intellectual property litigation, employment litigation and other litigation. Additionally, the Company, in consultation with its counsel, assesses the need to record a liability for contingencies on a case-by-case basis in accordance with ASC Topic 450 “Contingencies” (“ASC 450”). Accruals are recorded when the Company determines that a loss related to a matter is both probable and reasonably estimable. These accruals are adjusted periodically as assessment efforts progress or as additional information becomes available. Acquired contingencies in business combinations are recorded at fair value to the extent determinable, otherwise in accordance ASC 450. Refer to “NOTE 19 — Commitments and Contingencies” for more information.

Earnings Per Share (“EPS”)

The Company computes EPS in accordance with ASC Topic 260, “Earnings Per Share” (“ASC 260”) and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. Basic EPS is computed by dividing net (loss) / income by the weighted average ordinary shares outstanding during a period. Diluted EPS is based on the treasury stock method and includes the effect from potential issuance of ordinary shares, such as shares issuable pursuant to the exercise of stock options and restricted stock units. Diluted EPS also includes the impact of ordinary share equivalents to be issued upon the mandatory conversion of the Company’s preferred shares. Ordinary share equivalents have been excluded where their inclusion would be anti-dilutive.

A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
EPS — basic
Net (loss) / income attributable to ordinary shareholders	$(312.7)	$48.7	$(847.9)	$145.2
Basic weighted average ordinary shares outstanding	392.6	174.2	341.3	174.0
EPS — basic	$(0.80)	$0.28	$(2.48)	$0.83
EPS — diluted
Net (loss) / income attributable to ordinary shareholders	$(312.7)	$48.7	$(847.9)	$145.2
Basic weighted average ordinary shares outstanding	392.6	174.2	341.3	174.0
Effect of dilutive securities:
Dilutive stock awards	—	0.8	—	1.0
Diluted weighted average ordinary shares outstanding	392.6	175.0	341.3	175.0
EPS — diluted	$(0.80)	$0.28	$(2.48)	$0.83

Stock awards to purchase 5.1 million and 4.7 million ordinary shares for the three and six months ended June 30, 2015, respectively, were outstanding, but not included in the computation of diluted EPS, because the awards were anti-dilutive. The weighted average impact of ordinary share equivalents of 16.7 million and 11.1 million for the three and six months ended June 30, 2015, respectively, which are anticipated to result from the mandatory conversion of the Company’s preferred shares were not included in the calculation of diluted EPS as their impact would be anti-dilutive.

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

Recent Accounting Pronouncements

In April 2015, the FASB issued guidance which changes the classification of debt issuance costs, from being an asset on the balance sheet to netting the costs against the carrying value of the debt. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Management believes that the adoption of this guidance will not have a material impact on our financial statements.

NOTE 4 — Acquisitions and Other Agreements

During the six months ended June 30, 2015 and the year ended December 31, 2014, the Company acquired material assets and businesses. The pro forma results of the businesses acquired that materially impacted the reported results of the Company are as follows (unaudited; $ in millions except per share information):

	Six Months Ended June 30, 2015
	As reported	Allergan Acquisition	Pro Forma
Net Revenue	$9,989.2	$1,523.0	$11,512.2
Net (loss) / income attributable to ordinary shareholders	$(847.9)	$377.7	$(470.2)
Net (loss) per share
Basic	$(2.48)		$(1.19)
Diluted	$(2.48)		$(1.19)

	Three Months Ended June 30, 2014
	As reported	Allergan Acquisition	Forest Acquisition	Pro Forma
Net Revenue	$2,667.2	$1,864.2	$1,157.1	$5,688.5
Net income / (loss) attributable to ordinary shareholders	$48.7	$(760.9)	$490.1	$(222.1)
Net income / (loss) per share
Basic	$0.28			$(0.57)
Diluted	$0.28			$(0.57)

	Six Months Ended June 30, 2014
	As reported	Allergan Acquisition	Forest Acquisition	Pro Forma
Net Revenue	$5,322.3	$3,507.2	$2,307.8	$11,137.3
Net income / (loss) attributable to ordinary shareholders	$145.2	$(1,781.5)	$142.4	$(1,493.9)
Net income / (loss) per share
Basic	$0.83			$(3.84)
Diluted	$0.83			$(3.84)

Pro forma net (loss) per share includes the impact of share issuances as part of the respective acquisitions.

2015 Transactions

The following are the material transactions that were entered into / completed in the six months ended June 30, 2015.

Kythera

On June 17, 2015, the Company announced that it has agreed to acquire Kythera Biopharmaceuticals (“Kythera”), for $75 per share, or approximately $2.1 billion. Kythera is focused on the discovery, development and commercialization of novel prescription aesthetic products. Kythera’s lead product is Kybella® injection, the first and only Food and Drug Administration (“FDA”) approved, non-surgical treatment for moderate to severe submental fullness, commonly referred to as double chin. The Company expects the deal to close in the second half of the year.

Auden Mckenzie

On May 29, 2015 the Company acquired Auden Mckenzie Holdings Limited (“Auden”), a company specializing in the development, licensing and marketing of niche generic medicines and proprietary brands in the United Kingdom (“UK”) and across Europe for approximately 323.7 million British Pounds, or $495.9 million (the “Auden Acquisition”).

Recognition and Measurement of Assets Acquired and Liabilities Assumed at Fair Value

The Auden Acquisition has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. As of June 30, 2015, certain amounts relating to the valuation of tax related matters, intangible assets and inventory have not been finalized. The following table summarizes the preliminary fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date ($ in millions):

Amount
Cash and cash equivalents	$32.2
Inventory	49.1
IPR&D intangible assets	38.6
Intangible assets	342.4
Goodwill	123.3
Other assets and liabilities	7.2
Contingent consideration	(17.3)
Deferred tax liabilities, net	(79.6)
Net assets acquired	$495.9

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

The fair value of the IPR&D and CMP intangible assets was determined using the IPR&D and Intangible Asset Valuation Technique. The discount rate used to arrive at the present value of CMPs was 15.0% and for IPR&D intangible assets was 16.0% to reflect the internal rate of return and incremental commercial uncertainty in the cash flow projections. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results.

The acquired intangible assets represent generic products with multiple useful lives across multiple therapeutic areas.

Goodwill

Goodwill resulting from the Auden Acquisition is assigned to our Global Generics segment and is not deductible for tax purposes. Goodwill in the transaction is due to anticipated synergies in the UK market.

Contingent Consideration

As part of the acquisition, the Company is required to pay the former shareholders of Auden amounts based on the results of a specified product. The Company estimated the acquisition accounting fair value of the contingent consideration to be $17.3 million using a probability weighted approach that considered the possible outcomes of the scenarios relating to the specified product.

Long-Term Deferred Tax Liabilities and Other Tax Liabilities

Long-term deferred tax liabilities and other tax liabilities result from identifiable intangible assets fair value adjustments. These adjustments create excess book basis over the tax basis which is multiplied by the statutory tax rate for the jurisdiction in which the deferred taxes exist.

Australia

During the first quarter of 2015, the Company entered into an agreement with Amneal Pharmaceuticals LLC to divest the Australian generics business for upfront consideration of $5.0 million plus future royalties, which closed on May 1, 2015 (the “Australia Transaction”). As a result of holding the assets for sale as of March 31, 2015, the Company impaired intangible assets of $36.1 million, miscellaneous assets and goodwill allocated to the business of $2.5 million in the six months ended June 30, 2015. In addition, the Company recognized a loss on the sale of the business, which is included as a component of other (expense) income of $13.6 million in the three and six months ended June 30, 2015.

Allergan Acquisition

On March 17, 2015, the Company acquired Allergan, Inc. for approximately $77.0 billion including outstanding indebtedness assumed of $2.2 billion, cash consideration of $40.1 billion and equity consideration of $34.7 billion, which includes outstanding equity awards (the “Allergan Acquisition”). Under the terms of the agreement, Legacy Allergan shareholders received 111.2 million of the Company’s ordinary shares, 7.0 million of the Company’s non-qualified stock options and 0.5 million of the Company’s  share units. The addition of Allergan Inc.’s therapeutic franchises in ophthalmology, neurosciences and medical aesthetics/dermatology/plastic surgery complements the Company’s existing central nervous system, gastroenterology, women’s health and urology franchises. The combined company will also benefit significantly from Legacy Allergan’s global brand equity and consumer awareness of key products, including Botox® and Restasis®. The transaction also expands our presence and market and product reach across many international markets, with strengthened commercial positions across Canada, Europe, Southeast Asia and other high-value growth markets, including China, India, the Middle East and Latin America.

Assets Acquired and Liabilities Assumed at Fair Value

The transaction has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. As of June 30, 2015, certain amounts relating to the valuation tax related matters, SRAs, inventories and intangible assets have not been finalized. The finalization of these matters may result in changes to goodwill. The Company expects to finalize such matters by the end of 2015.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date and reflecting purchase accounting adjustments identified during the quarter ($ in millions):

	Preliminary Values as of March 31, 2015	Measurement Period Adjustments	Preliminary Values as of June 30, 2015
Cash and cash equivalents	$5,424.5	$—	$5,424.5
Accounts receivable	962.7	(14.0)	948.7
Inventories	1,223.2	(4.6)	1,218.6
Other current assets	318.8	—	318.8
Property, plant and equipment, net	1,202.5	12.0	1,214.5
Other long-term assets	189.3	—	189.3
IPR&D intangible assets	11,010.0	(100.0)	10,910.0
Intangible assets	45,050.5	(20.0)	45,030.5
Goodwill	26,368.5	102.9	26,471.4
Current liabilities	(1,212.2)	(5.3)	(1,217.5)
Contingent consideration	(379.1)	(4.6)	(383.7)
Deferred tax liabilities, net	(12,512.9)	33.6	(12,479.3)
Other taxes payable	(82.4)	—	(82.4)
Other long-term liabilities	(622.0)	—	(622.0)
Outstanding indebtedness	(2,183.5)	—	(2,183.5)
Net assets acquired	$74,757.9	$—	$74,757.9

Consideration

The total consideration for the Allergan Acquisition of $74.8 billion is comprised of the equity value of shares that were outstanding and vested prior to March 17, 2015 of $33.9 billion, the portion of outstanding equity awards deemed to have been earned as of March 17, 2015 of $0.8 billion and cash of $40.1 billion. The portion of outstanding equity awards deemed not to have been earned of $843.1 million as of March 17, 2015 will be expensed over the remaining future vesting period, including $126.4 million and $395.0 million in the three and six months ended June 30, 2015, respectively.

Inventories

The fair value of inventories acquired included an acquisition accounting fair market value step-up of $923.9 million. In the three and six months ended June 30, 2015, the Company recognized $433.4 million and $504.4 million, respectively, as a component of cost of sales as the inventory acquired was sold to the Company’s customers. Included in finished goods inventory as of June 30, 2015, was $419.5 million, relating to the remaining fair value step-up associated with the Allergan Acquisition.

IPR&D and Intangible Assets

The fair value of the intangible assets was determined using the IPR&D and Intangible Asset Valuation Technique. The discount rate used to arrive at the present value at the acquisition date of CMPs was 10.0% and for IPR&D intangibles ranged from 10.0% to 11.0% to reflect the internal rate of return and incremental commercial uncertainty in the cash flow projections. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results.

The following table identifies the summarized amounts recognized and the weighted average useful lives using the economic benefit of intangible assets:

	Amount recognized as of the acquisition date	Weighted average useful lives (years)
Definite lived assets
Restasis ®	$3,970.0	4.0
Refresh® / Optive ®	2,720.0	7.6
Other Eye Care Products	6,690.0	4.2
Botox ®	22,580.0	8.0
Aczone ®	160.0	1.3
Other Skin Products	820.0	5.0
Other Aesthetics	6,350.0	6.0
Total CMP	43,290.0	6.7
Trade name	690.0	4.5
Customer relationships	1,050.5	3.4
Total definite lived assets	45,030.5	6.6
In-process research and development
Eye Care	6,420.0
Botox ®	810.0
Aesthetics	2,560.0
Other	1,120.0
Total IPR&D	10,910.0
Total intangible assets	$55,940.5

Goodwill

Among the primary reasons the Company acquired Allergan and factors that contributed to the preliminary recognition of goodwill were to expand the Company’s product portfolio, and to acquire certain benefits from the Legacy Allergan pipeline and the expectation of certain synergies. The goodwill recognized from the Allergan Acquisition, which includes the increase in the purchase price resulting from the movement in Allergan plc’s share price from the date of announcing the deal, until the date of acquisition, is not deductible for tax purposes. Goodwill from the Allergan Acquisition of $14,171.9 million, $3,679.8 million, $6,372.5 million, and $2,247.2 million was assigned to the US Brands, US Medical Aesthetics, International Brands, and Global Generics segments, respectively.

Contingent Consideration

The Company acquired certain contingent obligations classified as contingent consideration related to historical business combinations. Additional consideration is conditionally due upon the achievement of certain milestones in respect to the development and commercialization of the products as well as reaching certain sales targets. The Company estimated the fair value of the contingent consideration acquired to be $383.7 million using a probability weighting approach that considered the possible outcomes based on assumptions related to the timing and probability of the product launch date, discount rates matched to the timing of first payment, and probability of success rates and discount adjustments on the related cash flows.

Retirement Plans

The Company acquired post-retirement plans as part of the Allergan Acquisition including defined benefit pension plans in the United States and Europe which had a net liability balance of $302.6 million. As of March 17, 2015, the Allergan Inc. defined benefit pension plans had assets with a fair value of $1,042.0 million, which include cash and cash equivalents of $13.6 million, equity securities of $480.1 million, and fixed income securities of $548.3 million. In addition, the Company acquired other benefit obligations which had an acquisition date fair value of assets of $117.1 million and an acquisition date fair value of liabilities of $120.0 million. Prior to the Allergan Acquisition, Legacy Allergan froze most of their defined benefit plans.  As a result, the company anticipates deminimis service costs in its statement of operations.

Deferred Tax Liabilities, Net

Deferred tax liabilities, net, include the impact resulting from identifiable intangible assets and inventory fair value adjustments. These adjustments create excess book basis over the tax basis which is multiplied by the statutory tax rate for the jurisdiction in which the deferred taxes exist.

Acquisition-Related Expenses

As a result of the acquisition, the Company incurred the following transaction and integration costs in the three and six months ended June 30, 2015 ($ in millions):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Cost of sales
Stock-based compensation acquired for Legacy Allergan employees	$7.4	$14.3
Acquisition, integration and restructuring related charges	6.8	21.3
Research and development
Stock-based compensation acquired for Legacy Allergan employees	36.1	91.6
Acquisition, integration and restructuring related charges	6.8	67.4
Selling and marketing
Stock-based compensation acquired for Legacy Allergan employees	39.7	62.9
Acquisition, integration and restructuring related charges	10.6	72.8
General and administrative
Stock-based compensation acquired for Legacy Allergan employees	43.2	226.2
Acquisition related expenditures	—	65.5
Acquisition, integration and restructuring related charges	48.8	179.4
Other (expense) income
Bridge loan facilities expense	(1.9)	(264.9)
Interest rate lock	—	30.9
Total transaction and integration costs	$201.3	$1,035.4

Respiratory Business

As part of the Forest Acquisition (defined below), we acquired certain assets that comprised a respiratory business. During the year ended December 31, 2014, we held for sale the respiratory assets of $734.0 million, including allocated goodwill to this unit of $309.1 million. On February 5, 2015, the Company announced the sale of its respiratory business to AstraZeneca plc (“AstraZeneca”) for consideration of $600.0 million upon closing, additional funds to be received for the sale of certain of our inventory to AstraZeneca and low single-digit royalties above a certain revenue threshold. AstraZeneca also paid Actavis an additional $100.0 million, and Allergan has agreed to a number of contractual consents and approvals, including certain amendments to the ongoing collaboration agreements between AstraZeneca and Allergan (the “Respiratory Sale”). The transaction closed on March 2, 2015. As a result of the final terms of the agreement, in the six months ended June 30, 2015, the Company recognized an incremental charge in cost of sales (including the acquisition accounting fair value mark-up of inventory) relating to inventory that will not be sold to AstraZeneca of $35.3 million. In the quarter ended June 30, 2015, the Company recorded an out-of-period pre-tax expense of $38.8 million related to the write off of royalty rights that expired in April 2015 in connection with the first quarter 2015 transaction. The impact of the out-of-period adjustment is not material to either the three months ended March 31, 2015 or the three months ended June 30, 2015. The Company recognized a loss in other (expense) income for the sales of the business of $38.8 million and $5.3 million, in the three and six months ended June 30, 2015, respectively.

Pharmatech

As part of the Forest Acquisition, the Company acquired certain manufacturing plants and contract manufacturing agreements within our Aptalis Pharmaceutical Technologies (“Pharmatech”) entities. In accordance with acquisition accounting, the assets were fair valued on July 1, 2014 as assets held in use, including market participant synergies anticipated under the concept of “highest and best use”. During the fourth quarter of 2014, the decision was made to hold these assets for sale as one complete unit, without integrating the unit and realizing anticipated synergies. During the year ended December 31, 2014, the Company recognized an impairment on assets held for sale of $189.9 million (the “Pharmatech Transaction”) which included a portion of goodwill allocated to this business unit. In the second quarter of 2015, the Company completed the divestiture of the Pharmatech business.

2014 Transactions

The following are the material transactions that were completed in the year ended December 31, 2014.

Durata Therapeutics Acquisition

On November 17, 2014, the Company completed its tender offer to purchase all of the outstanding shares of Durata Therapeutics, Inc. (“Durata”), an innovative pharmaceutical company focused on the development and commercialization of novel therapeutics for patients with infectious diseases and acute illnesses (the “Durata Acquisition”). Allergan purchased all outstanding shares of Durata, which were valued at approximately $724.5 million, including the assumption of debt. Additionally, there is one contingent value right (“CVR”) per share, entitling the holder to receive additional cash payments of up to $5.00 per CVR if certain regulatory or commercial milestones related to Durata’s lead product Dalvance™ are achieved. The CVR had an acquisition date fair value of $49.0 million.

Recognition and Measurement of Assets Acquired and Liabilities Assumed at Fair Value

The Durata Acquisition has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The following table summarizes the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date (in millions):

Final Values
Cash and cash equivalents	$17.8
Inventory	21.0
IPR&D intangible assets	249.0
Intangible assets	480.0
Goodwill	75.8
Other assets and liabilities	(30.2)
Contingent consideration	(49.0)
Deferred tax liabilities, net	(39.9)
Outstanding indebtedness	(67.0)
Net assets acquired	$657.5

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

Contingent Consideration

At the time of the acquisition, additional consideration was conditionally due to the seller based upon the approval of DalvanceTM in Europe, the approval of a single dose indication and the product reaching certain sales milestones. The Company estimated the acquisition accounting fair value of the contingent consideration to be $49.0 million using a probability weighted approach that considered the possible outcomes based on assumptions related to the timing and probability of the product launch date, discount rates matched to the timing of the payment, and probability of success rates and discount adjustments on the related cash flows. On March 2, 2015, the Company announced that the European Commission has granted Allergan’s subsidiary Durata Therapeutics International B.V., marketing authorization for Xydalba™ (dalbavancin) for the treatment of acute bacterial skin and skin structure infections (ABSSSI) in adults. The approval triggered the first Contingent Value Right (“CVR”) payment. The difference between the fair value of the CVR on the date of acquisition of $24.5 million and the payment made of $30.9 million, or $6.4 million, was recorded as an operating expense in the six months ended June 30, 2015.

Furiex Acquisition

On July 2, 2014, the Company completed an agreement to acquire Furiex Pharmaceuticals, Inc. (“Furiex”) in an all-cash transaction (the “Furiex Acquisition”) valued at $1,156.2 million (including the assumption of debt) and up to approximately $360.0 million in a CVR that may be payable based on the designation of eluxadoline, Furiex’s lead product, as a controlled drug following approval (if any) which had an acquisition accounting fair value of $88.0 million on the date of acquisition (included in the value of $1,156.2 million). In the second quarter of 2015, the Company received approval from the FDA of the eluxadoline product, Viberzi®.  The Company is awaiting final scheduling of the product from the Drug Enforcement Agency.

Viberzi® is a first-in-class, locally-acting mu opioid receptor agonist and delta opioid receptor antagonist for treating symptoms of diarrhea-predominant irritable bowel syndrome (IBS-d), a condition that affects approximately 28 million patients in the United States and Europe. The CVR payment is based on the status of Viberzi®, as a controlled drug, if any, as follows:

•	If Viberzi® is determined to be a schedule III (C-III) drug, there will be no additional consideration for the CVR.
•	If Viberzi® is determined to be a schedule IV (C-IV) drug, CVR holders are entitled to $10 in cash for each CVR held.
•	If Viberzi® is determined to be a schedule V (C-V) drug, CVR holders are entitled to $20 in cash for each CVR held.
•	If Viberzi® is determined to not be subject to DEA scheduling, CVR holders are entitled to $30 in cash for each CVR held.

In connection with the close of the Furiex Acquisition, the Company further announced that it has closed the transaction related to the sale of Furiex’s royalties on Alogliptin and Priligy® to Royalty Pharma for $408.6 million in cash consideration.

Contingent Consideration

Additional consideration is conditionally due to the seller based upon the status of eluxadoline as a controlled drug, if any. The Company estimated the acquisition accounting fair value of the contingent consideration to be $88.0 million using a probability weighted approach that considered the possible outcomes based on assumptions related to the timing and probability of the product launch date, discount rates matched to the timing of the payment, and probability of success rates and discount adjustments on the related cash flows.

In the second quarter of 2015, the Company updated the probability weighted outcomes of the contingent liability for Viberzi® based on the approval received from the FDA and recognized income of $29.5 million as a component of research and development expense. The fair value of the contingent consideration as of June 30, 2015 is $59.3 million.

Forest Laboratories

On July 1, 2014, the Company acquired Forest Laboratories, Inc. (“Forest”) for $30.9 billion including outstanding indebtedness assumed of $3.3 billion, equity consideration of $20.6 billion, which includes outstanding equity awards, and cash consideration of $7.1 billion (the “Forest Acquisition”). Under the terms of the transaction, Forest shareholders received 89.8 million Allergan plc ordinary shares, 6.1 million Allergan plc non-qualified stock options and 1.1 million Allergan plc share units. Forest was a leading, fully integrated, specialty pharmaceutical company largely focused on the United States market. Forest marketed a portfolio of branded drug products and developed new medicines to treat patients suffering from diseases principally in the following therapeutic areas: central nervous system, cardiovascular, gastrointestinal, respiratory, anti-infective, and cystic fibrosis.

Assets Acquired and Liabilities Assumed at Fair Value

The transaction has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Final Values
Cash and cash equivalents	$3,424.2
Accounts receivable	496.2
Inventories	1,455.8
Other current assets	261.2
Current assets held for sale	87.1
Property, plant and equipment, net	221.1
Other long-term assets	84.1
IPR&D intangible assets	1,362.0
Intangible assets	11,515.5
Goodwill	16,403.6
Current liabilities	(1,372.1)
Deferred tax liabilities, net	(2,277.3)
Other taxes payable	(618.4)
Other long-term liabilities	(120.0)
Outstanding indebtedness	(3,261.9)
Net assets acquired	$27,661.1
Consideration

The total consideration for the Forest Acquisition of $27.7 billion is comprised of the equity value of shares that were outstanding and vested prior to July 1, 2014 of $20.0 billion, the portion of outstanding equity awards deemed to have been earned as of July 1, 2014 of $568.1 million and cash of $7.1 billion. The portion of outstanding equity awards deemed not to have been earned of $570.4 million as of July 1, 2014 will be expensed over the remaining future vesting period, including $29.9 million and $87.8 million in the three and six months ended June 30, 2015, respectively.

Inventories

The fair value of inventories acquired included an acquisition accounting fair market value step-up of $1,036.3 million. In the three and six months ended June 30, 2015, the Company recognized $49.8 million and $186.6 million, respectively, as a component of cost of sales as the inventory acquired on July 1, 2014 was sold to the Company’s customers in addition to a write-off associated with the Respiratory Sale. Included in finished goods inventory as of June 30, 2015 was $58.2 million, relating to the remaining fair value step-up associated with the Forest Acquisition.

Acquisition-Related Expenses

As a result of the Forest Acquisition, the Company incurred the following transaction and integration costs in the three and six months ended June 30, 2015 ($ in millions):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Cost of sales
Stock-based compensation acquired for Forest employees	$1.5	$2.7
Severance related charges	0.1	1.1
Research and development
Stock-based compensation acquired for Forest employees	8.5	24.5
Severance related charges	—	8.8
Selling and marketing
Stock-based compensation acquired for Forest employees	8.8	28.4
Severance related charges	0.1	16.9
General and administrative
Stock-based compensation acquired for Forest employees	11.1	32.2
Other integration charges	28.1	29.7
Severance related charges	1.2	12.6
Total transaction and integration costs	$59.4	$156.9

Western European Divestiture

During the year ended December 31, 2013, the Company held for sale its then current commercial infrastructure in France, Italy, Spain, Portugal, Belgium, Germany and the Netherlands, including products, marketing authorizations and dossier license rights. On January 17, 2014, the Company announced its intention to enter into an agreement with Aurobindo Pharma Limited (“Aurobindo”) to sell these businesses. On April 1, 2014, the Company completed the sale of the assets in Western Europe for a loss of $20.9 million.

2013 Transactions

The following are the material transactions that were completed in the year ended December 31, 2013.

Acquisition of Warner Chilcott

On October 1, 2013, the Company completed the acquisition of Warner Chilcott plc (“Warner Chilcott”) in a stock for stock transaction for a value, including the assumption of debt, of $9.2 billion (the “Warner Chilcott Acquisition”). Warner Chilcott was a leading specialty pharmaceutical company focused on the women’s healthcare, gastroenterology, urology and dermatology segments of the branded pharmaceuticals market, primarily in North America.

Inventories

In the six months ended June 30, 2015, the Company recognized $1.9 million of fair value step-up as a component of cost of sales as the inventory acquired on October 1, 2013 was sold to the Company’s customers. In the three and six months ended June 30, 2014, the Company recognized $84.9 million and $209.5 million of step-up as a component of cost of sales, respectively.

NOTE 5 – Assets Held For Sale

The following represents net assets held for sale ($ in millions):

	June 30, 2015	December 31, 2014
Accounts receivable, net	$—	$17.7
Inventories	—	161.5
Prepaid expenses and other assets	38.0	197.5
Intangible assets	—	453.0
Goodwill	—	309.1
Impairment on assets held for sale	—	(189.6)
Total assets held for sale	$38.0	$949.2
Accounts payable and accrued expenses	$—	$25.9
Total liabilities held for sale	$—	$25.9
Net assets held for sale	$38.0	$923.3

As of June 30, 2015, the Company had the followings assets held for sale:

•	Properties acquired in the Forest Acquisition including the following remaining assets from those held for sale at December 31, 2014:
•	Commack, Long Island - $12.3 million
•	Hauppauge, New York - $12.9 million
•	Facilities in Corona, California of $2.8 million.
•	A facility in Ontario, Canada of $4.8 million.
•	Facilities in Irvine, California of $5.2 million.

As of December 31, 2014, the Company included the following assets held for sale:

•

Certain intangible assets and related inventory for products sold under the respiratory therapeutic unit. The book value of the respiratory assets held for sale was $734.0 million as of December 31, 2014, including allocated goodwill to this unit included within US Brands of $309.1 million. The transaction closed on March 2, 2015.

•

Assets in connection with the Pharmatech Transaction, which included assets held for sale of $97.2 million and liabilities held for sale of $25.9 million. The transaction closed in the second quarter of 2015.

•	Properties acquired in the Forest Acquisition including:
•	Commack, Long Island - $46.4 million
•	St. Louis, Missouri - $20.4 million
•	Hauppauge, New York - $14.8 million
•	Facilities in Corona, California of $36.2 million.

NOTE 6 — Share-Based Compensation

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

The Company grants awards with the following features:

•	Time-based vesting restricted stock awards;

•	Performance-based restricted stock awards measured to the EBITDA, as defined, of the Company or other performance-based targets defined by the Company;
•	Performance-based restricted stock awards measured to the Total Stockholders Return, compared to pre-defined metrics;
•	Non-qualified options to purchase outstanding shares; and
•	Cash-settled awards recorded as a liability. These cash settled awards are based on pre-established earnings per share, total shareholder returns and cost savings targets.

Option award plans require options to be granted at the fair value of the shares underlying the options at the date of the grant and generally become exercisable over periods ranging from three to five years. Each option granted expires ten years from the date of grant. Restricted stock awards are grants that entitle the holder to ordinary shares, subject to certain terms. Restricted stock unit awards are grants that entitle the holder the right to receive an ordinary share, subject to certain terms. Restricted stock and restricted stock unit awards (both time-based vesting and performance-based vesting) generally have restrictions eliminated over a one to four year vesting period. Restrictions generally lapse for non-employee directors after one year. Certain restricted stock units are performance-based awards issued at a target number with the actual number of restricted shares issued ranging based on achievement of the performance criteria. The Company’s equity award plans include the acquired awards from the Allergan Acquisition (“2015 Acquired Awards”) and the acquired awards from the Forest Acquisition (“2014 Acquired Awards”).

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

	2015 Grants	2015 Acquired Awards	2014 Grants	2014 Acquired Awards
Dividend yield	0%	0%	0%	0%
Expected volatility	26.0 - 29.0%	26.0%	29.0%	28.0%
Risk-free interest rate	1.9%	0.1 – 1.9%	1.9 – 2.2%	0 - 2.1%
Expected term (years)	7.0 - 7.5	up to 6.9	7.5	up to 6.4

Share-Based Compensation Expense

Share-based compensation expense recognized in the Company’s results of operations for the three months ended June 30, 2015 and 2014 were as follows ($ in millions):

	Three Months Ended June 30,
	2015	2014
Equity based compensation awards	$175.2	$14.5
Cash-settled equity awards in connection with the Allergan Acquisition	—	—
Non equity-settled awards other	—	—
Total stock-based compensation expense	$175.2	$14.5

Share-based compensation expense recognized in the Company’s results of operations for the six months ended June 30, 2015 and 2014 was as follows ($ in millions):

	Six Months Ended June 30,
	2015	2014
Equity based compensation awards	$400.7	$31.2
Cash-settled equity awards in connection with the Allergan Acquisition	127.1	—
Non equity-settled awards other	—	—
Total stock-based compensation expense	$527.8	$31.2

Included in the equity-based compensation awards for the three months ended June 30, 2015 is the impact of accelerations and step-ups relating to the acquisition accounting treatment of outstanding awards acquired in the Allergan and Forest Acquisitions of

$105.5 million and $26.0 million, respectively. Included in the equity-based compensation awards for the six months ended June 30, 2015 is the impact of accelerations and step-ups relating to the acquisition accounting treatment of outstanding awards acquired in the Allergan and Forest Acquisitions of $239.8 million and $70.9 million, respectively.

Unrecognized future stock-based compensation expense was $882.4 million as of June 30, 2015, including $439.3 million from the Allergan Acquisition and $168.7 million from the Forest Acquisition. This amount will be recognized as an expense over a remaining weighted average period of 2.2 years. Stock-based compensation is being amortized and charged to operations over the same period as the restrictions are eliminated for the participants, which is generally on a straight-line basis.

Share Activity

The following is a summary of equity award activity for unvested restricted stock and stock units in the period from December 31, 2014 through June 30, 2015:

(in millions, except per share data)	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Grant Date Fair Value
Restricted shares / units outstanding at December 31, 2014	2.1	$148.79	1.3	$312.5
Granted	0.4	324.79		129.9
Vested	(0.8)	(140.65)		(112.5)
Assumed as part of the Allergan Acquisition **	0.5	218.47		102.8
Forfeited	(0.1)	(110.35)		(12.5)
Restricted shares / units outstanding at June 30, 2015	2.1	$200.11	2.1	$420.2

**	Assumed as part of the Allergan Acquisition for the pro rata portion representing future compensation as of March 17, 2015.

The following is a summary of equity award activity for non-qualified options to purchase ordinary shares in the period from December 31, 2014 through June 30, 2015:

(in millions, except per share data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2014	5.4	$93.96	7.3	$858.9
Granted	0.2	300.56
Exercised	(1.1)	(90.03)
Assumed as part of the Allergan Acquisition**	7.0	103.63
Cancelled	(0.4)	(127.24)
Outstanding, June 30, 2015	11.1	$141.91	7.0	$1,793.3
Vested and expected to vest at June 30, 2015	10.4	$141.45	6.9	$1,686.1

**	Assumed as part of the Allergan Acquisition for the pro rata portion representing future compensation as of March 17, 2015.

NOTE 7 — Reportable Segments

In the second quarter of 2015, management realigned the Company’s global strategic business structure as a result of the Allergan Acquisition.  Prior to the realignment, the Company operated and managed its business as four distinct operating segments: North American Brands, North American Generics and International, Allergan (from March 17, 2015 through March 31, 2015), and Anda Distribution.

Under the new organizational structure being reported, the Company organized its business into five operating segments: US Brands, US Medical Aesthetics, International Brands, Global Generics, and Anda Distribution. In addition, certain revenues and shared costs and the results of corporate initiatives are being managed outside of the five segments.  The new operating segments are organized as follows:

•	The US Brands segment includes sales and expenses relating to branded products within the United States, including certain Botox® therapies.
•	The US Medical Aesthetics segment includes sales and expenses relating to aesthetics and dermatology products within the United States, including certain Botox® therapies.
•

The International Brands segment includes sales and expenses relating to countries that sell brand and generic products, but that have the majority of their business represented by branded product sales, as well as sales and expenses relating to branded product sales in Canada, Switzerland and Austria.

•

The Global Generics segment includes sales and expenses relating to countries that sell brand and generic products, but that have the majority of their business represented by generic product sales, our third party Medis business, as well as sales and expenses relating to generic sales within the US, Canada, Switzerland and  Austria.

•

The Anda Distribution segment includes distribution of generic and brand pharmaceutical products manufactured by third parties, as well as by the Company, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. The Anda Distribution segment operating results exclude sales of products developed, acquired, or licensed by the US Brands, US Medical Aesthetics, International Brands, and Global Generics segments.

The Company evaluates segment performance based on segment contribution. Segment contribution for segments represent net revenues less cost of sales (excluding amortization and impairment of acquired intangibles including product rights), selling and marketing expenses, and select general and administrative expenses. The Company does not evaluate the following items at the segment level:

•

Revenues and operating expenses within cost of sales (excluding amortization and impairment of acquired intangibles including product rights), selling and marketing expenses, and general and administrative expenses that result from the impact of corporate initiatives.

•	General and administrative expenses that result from shared infrastructure, including expenses located within the United States.
•	Total assets including capital expenditures.
•

Other select revenues and operating expenses including R&D expenses, amortization, IPR&D impairments and asset sales and impairments, net as not all such information has been accounted for at the segment level, or such information has not been used by all segments.

Operating results relating to assets included in the pending transaction with Teva are primarily included within the Global Generics and International Brands segments.

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the three months ended June 30, 2015 and 2014 ($ in millions):

	Three Months Ended June 30, 2015
	US	US Medical	International	Global	Anda
	Brands	Aesthetics	Brands	Generics	Distribution	Total

Net revenues	$2,435.7	$486.8	$717.0	$1,629.0	$462.4	$5,730.9

Operating expenses:
Cost of sales(1)	307.3	34.0	159.5	680.3	404.5	1,585.6
Selling and marketing	459.4	97.9	181.8	162.1	31.3	932.5
General and administrative	47.2	11.2	47.5	82.2	8.9	197.0
Segment Contribution	$1,621.8	$343.7	$328.2	$704.4	$17.7	$3,015.8
Contribution margin	66.6%	70.6%	45.8%	43.2%	3.8%	52.6%
Corporate						852.1
Research and development						454.9
Amortization						1,673.5
In-process research and development impairments						197.6
Asset sales and impairments, net						0.6
Operating (loss)						(162.9)
Operating margin						(2.8)%

(1) Excludes amortization and impairment of acquired intangibles including product rights.
	Three Months Ended June 30, 2014
	US	US Medical	International	Global	Anda
	Brands	Aesthetics	Brands	Generics	Distribution	Total

Net revenues	$564.6	$—	$169.1	$1,474.6	$427.0	$2,635.3

Operating expenses:
Cost of sales(1)	71.1	—	74.3	631.2	374.5	1,151.1
Selling and marketing	75.7	—	36.4	136.6	27.1	275.8
General and administrative	24.7	—	13.2	97.0	8.8	143.7
Segment Contribution	$393.1	$—	$45.2	$609.8	$16.6	$1,064.7
Contribution margin	69.6%	0.0%	26.7%	41.4%	3.9%	40.4%
Corporate						255.6
Research and development						158.0
Amortization						422.9
In-process research and development impairments						16.3
Asset sales and impairments, net						5.8
Operating income						206.1
Operating margin						7.8%

(1) Excludes amortization and impairment of acquired intangibles including product rights.

The following is a reconciliation of net revenues for the operating segments to the Company’s net revenues for the three months ended June 30, 2015 and 2014 ($ in millions):

	Three Months Ended June 30,
	2015	2014
Segment net revenues	$5,730.9	$2,635.3
Corporate revenues	24.1	31.9
Net revenues	$5,755.0	$2,667.2

The following represents net revenues by geographic region for the three months ended June 30, 2015 and 2014 ($ in millions):

	Three Months Ended June 30,
	2015	2014
United States	$4,462.0	$1,989.0
International	1,293.0	678.2
Net revenues	$5,755.0	$2,667.2

No other country represents ten percent or more of net revenues.

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the six months ended June 30, 2015 and 2014 ($ in millions):

	Six Months Ended June 30, 2015
	US	US Medical	International	Global	Anda
	Brands	Aesthetics	Brands	Generics	Distribution	Total

Net revenues	$4,234.1	$566.6	$947.5	$3,260.8	$924.0	$9,933.0

Operating expenses:
Cost of sales(1)	533.9	39.0	244.3	1,321.7	808.5	2,947.4
Selling and marketing	831.7	111.6	249.6	296.5	62.7	1,552.1
General and administrative	105.7	13.9	70.1	177.2	18.0	384.9
Segment Contribution	$2,762.8	$402.1	$383.5	$1,465.4	$34.8	$5,048.6
Contribution margin	65.3%	71.0%	40.5%	44.9%	3.8%	50.8%
Corporate						1,792.6
Research and development						885.9
Amortization						2,598.9
In-process research and development impairments						197.6
Asset sales and impairments, net						58.4
Operating (loss)						(484.8)
Operating margin						(4.9)%

(1) Excludes amortization and impairment of acquired intangibles including product rights.
	Six Months Ended June 30, 2014
	US	US Medical	International	Global	Anda
	Brands	Aesthetics	Brands	Generics	Distribution	Total

Net revenues	$1,139.4	$—	$313.5	$2,908.3	$817.2	$5,178.4

Operating expenses:
Cost of sales(1)	138.6	—	145.7	1,238.9	705.7	2,228.9
Selling and marketing	150.3	—	70.1	255.5	54.1	530.0
General and administrative	49.9	—	28.7	207.6	16.6	302.8
Segment Contribution	$800.6	$—	$69.0	$1,206.3	$40.8	$2,116.7
Contribution margin	70.3%		22.0%	41.5%	5.0%	40.9%
Corporate						504.4
Research and Development						329.5
Amortization						847.1
In-process research and development impairments						16.3
Asset sales and impairments, net						5.4
Operating income						414.0
Operating margin						8.0%

(1) Excludes amortization and impairment of acquired intangibles including product rights.

The following is a reconciliation of net revenues for the operating segments to the Company’s net revenues for the six months ended June 30, 2015 and 2014 ($ in millions):

	Six Months Ended June 30,
	2015	2014
Segment net revenues	$9,933.0	$5,178.4
Corporate revenues	56.2	143.9
Net revenues	$9,989.2	$5,322.3

The following represents net revenues by geographic region for the six months ended June 30, 2015 and 2014 ($ in millions):

	Six Months Ended June 30,
	2015	2014
United States	$7,993.9	$3,944.3
International	1,995.3	1,378.0
Net revenues	$9,989.2	$5,322.3

No other country represents ten percent or more of net revenues.

The following table presents global net revenues for the top products of the Company for the three and six months ended June 30, 2015 and 2014 ($ in million):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Botox®	$631.5	$—	$750.8	$—
Restasis®	325.0	—	354.9	—
Namenda® IR	232.6	—	478.0	—
Namenda XR®	204.7	—	355.3	—
Fillers	195.9	—	220.5	—
Lumigan®/Ganfort®	176.5	—	197.7	—
Bystolic®	157.1	—	321.2	—
Asacol®/Delzicol®	149.3	148.9	298.5	301.7
Alphagan®/Combigan®	135.5	—	151.5	—
Linzess®/Constella®	112.1	—	208.3	—
Viibryd®/Fetzima®	80.7	—	160.3	—
Lo Loestrin®	79.2	68.0	162.5	130.4
Breast Implants	71.8	—	81.4	—
Estrace® Cream	70.1	57.9	142.0	111.2
Aczone®	60.3	—	66.3	—
Minastrin® 24	56.1	56.5	121.5	104.4
Other Branded Products Revenues	973.6	305.6	1,687.9	631.0
Total Branded Products Revenues	3,712.0	636.9	5,758.6	1,278.7
Total Generic Products Revenues	1,580.6	1,603.3	3,306.6	3,226.4
ANDA Revenues	462.4	427.0	924.0	817.2
Total Net Revenues	$5,755.0	$2,667.2	$9,989.2	$5,322.3

No other product represents ten percent or more of total net revenues.

The following table presents net revenues for the US Brands segment for the three and six months ended June 30, 2015 and 2014 ($ in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Central Nervous System (CNS)	$802.9	$—	$1,375.2	$—
Eyecare	578.6	—	673.3	—
Gastroenterology (GI)	373.2	136.4	739.8	266.0
Women's Health	230.0	230.8	494.3	443.3
Cardiovascular	157.1	—	320.8	—
Infectious Disease	44.1	—	86.0	—
Urology	63.3	25.3	100.7	56.5
Other	186.5	172.1	444.0	373.6

Total US Brands Net Revenues	$2,435.7	$564.6	$4,234.1	$1,139.4

The following table presents revenues for the US Medical Aesthetics segment for the three and six months ended June 30, 2015 and 2014 ($ in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Facial Aesthetics Total	$263.7	$—	$300.9	$—
Medical Dermatology Total	169.0	—	193.7	—
Plastic Surgery Total	54.1	—	72.0	—
Total US Medical Net Revenues	$486.8	$—	$566.6	$—

The following table presents net revenues for the International Brands segment for the three and six months ended June 30, 2015 and 2014 ($ in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Eyecare	$269.4	$—	$306.3	$—
Facial Aesthetics	172.1	—	190.5	—
Other Therapeutics	167.8	49.6	250.5	113.8
Plastic Surgery	36.1	—	42.6	—
Generics and other	71.6	119.5	157.6	199.7
Total International Brands Net Revenues	$717.0	$169.1	$947.5	$313.5

The following tables presents net revenues for the Global Generics segment for the three and six months ended June 30, 2015 and 2014 ($ in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
United States	$1,077.1	$997.4	$2,269.2	$1,987.8
UK & Ireland	190.5	115.3	325.1	214.7
Other markets	361.4	361.9	666.5	705.8

Total Global Generics Net Revenues	$1,629.0	$1,474.6	$3,260.8	$2,908.3

No other market represented ten percent of the segments net revenues.

NOTE 8 — Inventories

Inventories consist of finished goods held for sale and distribution, raw materials and work-in-process. Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). The Company writes down inventories to net realizable value based on forecasted demand, market conditions or other factors, which may differ from actual results.

Inventories consisted of the following ($ in millions):

	June 30,	December 31,
	2015	2014
Raw materials	$687.4	$625.3
Work-in-process	299.1	205.3
Finished goods	1,992.5	1,421.6
	2,979.0	2,252.2
Less: inventory reserves	193.0	176.7
Total Inventories	$2,786.0	$2,075.5

Included in finished goods were the following amounts related to the fair-value step-up of acquired inventory ($ in millions):

	Auden	Allergan	Forest	Durata	Warner Chilcott
	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition	Total
June 30, 2015	$42.3	$419.5	$58.2	$10.4	$—	$530.4
December 31, 2014	$—	$—	$285.3	$16.3	$1.9	$303.5

NOTE 9 — Investments and Other Assets

Investments in marketable securities, other investments and other assets consisted of the following ($ in millions):

	June 30, 2015	December 31, 2014
Marketable securities:
U.S. Treasury and agency securities — maturing within one year	$8.5	$1.0
Total marketable securities	$8.5	$1.0
Investments and other assets:
Deferred loan costs	$177.7	$58.9
Legacy Allergan Deferred executive compensation investments	120.4	—
Cost method and other long-term investments	107.8	54.8
Equity method investments	28.9	9.8
Taxes receivable	26.0	57.7
Other assets	69.5	54.2
Total investments and other assets	$530.3	$235.4

The Company’s marketable securities and other long-term investments are classified as available-for-sale and are recorded at fair value based on quoted market prices using the specific identification method. These investments are classified as either current or non-current, as appropriate, in the Company’s consolidated balance sheets.

NOTE 10 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following ($ in millions):

	June 30, 2015	December 31, 2014
Accrued expenses:
Accrued third-party rebates	$1,661.5	$1,200.8
Accrued payroll and related benefits	460.8	387.2
Litigation-related reserves and legal fees	400.7	415.3
Interest payable	314.8	82.7
Royalties payables	249.4	212.4
Accrued pharmaceutical fees	245.8	132.7
Current portion of contingent consideration obligations	235.8	237.8
Accrued non-provision taxes	205.8	19.4
Accrued indirect returns	186.0	122.6
Accrued severance, retention and other shutdown costs	169.0	125.1
Accrued R&D expenditures	145.1	179.4
Accrued selling and marketing expenditures	113.9	24.2
Accrued co-promotion liabilities	86.3	7.5
Manufacturing related	33.3	11.2
Accrued professional fees	25.6	44.1
Dividends payable	24.0	—
Accrued warranties	8.5	—
Other accrued expenses	407.6	323.6
Total accrued expenses	$4,973.9	$3,526.0
Accounts payables	971.1	644.6
Total Accounts Payable and Accrued Expenses	$5,945.0	$4,170.6

NOTE 11 — Goodwill, Product Rights and Other Intangible Assets

Goodwill for the Company’s segments consisted of the following ($ in millions):

	US Brands	US Medical Aesthetics	International Brands	Global Generics	Anda Distribution	Total
Balance at December 31, 2014	$20,571.7	$—	$369.4	$3,494.1	$86.3	$24,521.5
Additions through acquisitions	14,171.9	3,679.8	6,372.5	2,370.5	—	26,594.7
Measurement period adjustments and other	22.5	—	—	—	—	22.5
Impairments	—	—	—	(2.5)	—	(2.5)
Foreign exchange and other adjustments	9.6	—	366.6	83.9	—	460.1
Balance at June 30, 2015	$34,775.7	$3,679.8	$7,108.5	$5,946.0	$86.3	$51,596.3

As of June 30, 2015 and December 31, 2014, the gross balance of goodwill, pre-impairments was $52,263.6 million and $25,186.3 million, respectively.

The following items had a significant impact on goodwill in the six months ended June 30, 2015:

•	An increase in goodwill of $26,471.4 million resulting from the Allergan Acquisition;
•	An increase in goodwill of $123.3 million resulting from the Auden Acquisition; and
•	Measurement period adjustments increasing goodwill of $22.5 million resulting from the Forest and Durata Acquisitions.

Product rights and other intangible assets consisted of the following ($ in millions):

Cost Basis	Balance as of December 31, 2014	Acquisitions	Impairments	Held for Sale/ Disposals/ Other	Foreign Currency Translation	Balance as of June 30, 2015
Intangibles with definite lives:
Product rights and other related intangibles	$20,034.9	$44,691.1	$—	$564.3	$169.7	$65,460.0
Trade name	411.2	690.0	—	(4.2)	(31.0)	1,066.0
Total definite-lived intangible assets	$20,446.1	$45,381.1	$—	$560.1	$138.7	$66,526.0
Intangibles with indefinite lives:
IPR&D	$4,300.5	$10,968.8	$(197.6)	$(1,107.1)	$(9.2)	$13,955.4
Trade name	76.2	—	—	—	—	76.2
Total indefinite-lived intangible assets	$4,376.7	$10,968.8	$(197.6)	$(1,107.1)	$(9.2)	$14,031.6
Total product rights and related intangibles	$24,822.8	$56,349.9	$(197.6)	$(547.0)	$129.5	$80,557.6

Accumulated Amortization	Balance as of December 31, 2014	Amortization	Impairments	Held for Sale/ Disposals/ Other	Foreign Currency Translation	Balance as of June 30, 2015
Intangibles with definite lives:
Product rights and other related intangibles	$(5,595.9)	$(2,568.7)	$(33.4)	$446.6	$82.5	$(7,668.9)
Trade name	(38.5)	(30.2)	(2.7)	4.2	3.5	(63.7)
Total definite-lived intangible assets	$(5,634.4)	$(2,598.9)	$(36.1)	$450.8	$86.0	$(7,732.6)
Total product rights and related intangibles	$(5,634.4)	$(2,598.9)	$(36.1)	$450.8	$86.0	$(7,732.6)
Net Product Rights and Other Intangibles	$19,188.4					$72,825.0

The following items had a significant impact on net product rights and other intangibles in the six months ended June 30, 2015:

•	On March 17, 2015, the Company acquired intangibles assets in connection with the Allergan Acquisition of $55,940.5 million.
•

In the quarter ended June 30, 2015, the Company acquired intangible assets in connection with the Auden Acquisition of $381.0 million, including $342.4 million related to product rights and other related intangibles and $38.6 million of acquired IPR&D.

•	In the six months ended June 30, 2015, the Company divested Doryx resulting in a reduction of intangible assets of approximately $46.6 million.
•

In the six months ended June 30, 2015, the Company evaluated its product portfolio as part of the integration of Allergan. As a result of this review, the Company is no longer promoting certain products in Australia, resulting in an impairment charge of $36.1 million in the six months ended June 30, 2015 and a divestiture of the remaining assets of $15.4 million related to the Australian generics business.

•	In the six months ended June 30, 2015, the Company recognized $197.6 million in IPR&D impairments which reduced product rights and other intangibles.
•	In the six months ended June 30, 2015, the company wrote-off the value of royalty rights that expired in connection with the Respiratory Sale of $38.8 million.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights and other related intangibles as of June 30, 2015 over the remainder of 2015 and each of the next five years is estimated to be as follows ($ in millions):

Amortization Expense
2015 remaining	$3,339.0
2016	$6,535.6
2017	$6,447.1
2018	$5,887.9
2019	$5,740.4
2020	$5,366.2

The above amortization expense is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, finalization of preliminary fair value estimates, potential impairments, accelerated amortization or other events.

NOTE 12 — Long-Term Debt and Capital Leases

Total debt and capital leases consisted of the following ($ in millions):

	Balance As of		Fair Market Value As of
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Senior Notes:
Floating Rate Notes
$500.0 million floating rate notes due September 1, 2016	$500.0	$—	$500.2	$—
$500.0 million floating rate notes due March 12, 2018	500.0	—	500.7	—
$500.0 million floating rate notes due March 12, 2020	500.0	—	504.7	—
	1,500.0	—	1,505.6	—
Fixed Rate Notes
$800.0 million 5.750% notes due April 1, 2016	800.0	—	825.8	—
$1,000.0 million 1.850% notes due March 1, 2017	1,000.0	—	1,004.2	—
$500.0 million 1.300% notes due June 15, 2017	500.0	500.0	495.2	489.0
$1,200.0 million 1.875% notes due October 1, 2017	1,200.0	1,200.0	1,185.0	1,187.3
$3,000.0 million 2.350% notes due March 12, 2018	3,000.0	—	3,021.0	—
$250.0 million 1.350% notes due March 15, 2018	250.0	—	244.6	—
$1,050.0 million 4.375% notes due February 1, 2019	1,050.0	1,050.0	1,107.2	1,111.4
$500.0 million 2.450% notes due June 15, 2019	500.0	500.0	494.8	498.2
$400.0 million 6.125% notes due August 15, 2019	400.0	400.0	447.0	457.9
$3,500.0 million 3.000% notes due March 12, 2020	3,500.0	—	3,504.9	—
$650.0 million 3.375% notes due September 15, 2020	650.0	—	656.1	—
$750.0 million 4.875% notes due February 15, 2021	750.0	750.0	803.9	808.9
$1,200.0 million 5.000% notes due December 15, 2021	1,200.0	1,200.0	1,292.3	1,301.0
$3,000.0 million 3.450% notes due March 15, 2022	3,000.0	—	2,968.2	—
$1,700.0 million 3.250% notes due October 1, 2022	1,700.0	1,700.0	1,643.9	1,647.5
$350.0 million 2.800% notes due March 15, 2023	350.0	—	323.4	—
$1,200.0 million 3.850% notes due June 15, 2024	1,200.0	1,200.0	1,184.5	1,215.5
$4,000.0 million 3.800% notes due March 15, 2025	4,000.0	—	3,912.8	—
$2,500.0 million 4.550% notes due March 15, 2035	2,500.0	—	2,371.5	—
$1,000.0 million 4.625% notes due October 1, 2042	1,000.0	1,000.0	928.8	980.1
$1,500.0 million 4.850% notes due June 15, 2044	1,500.0	1,500.0	1,438.8	1,539.9
$2,500.0 million 4.750% notes due March 15, 2045	2,500.0	—	2,369.8	—
	32,550.0	11,000.0	32,223.7	11,236.7
Total Senior Notes Gross	34,050.0	11,000.0	33,729.3	11,236.7
Unamortized premium	266.4	239.9	—	—
Unamortized discount	(113.2)	(52.1)	—	—
Total Senior Notes Net	34,203.2	11,187.8	33,729.3	11,236.7
Term Loan Indebtedness:
WC Term Loan
WC Three Year Tranche variable rate debt maturing October 1, 2016	191.5	506.9
WC Five Year Tranche variable rate debt maturing October 1, 2018**	531.0	744.7
	722.5	1,251.6
ACT Term Loan
2017 Term Loan variable rate debt maturing October 31, 2017**	613.0	932.6
2019 Term Loan variable rate debt maturing July 1, 2019**	1,800.0	1,900.0
	2,413.0	2,832.6
AGN Term Loan
AGN Three Year Tranche variable rate debt maturing March 17, 2018	2,750.0	—
AGN Five Year Tranche variable rate debt maturing March 17, 2020**	2,681.3	—
	5,431.3	—
Total Term Loan Indebtedness	8,566.8	4,084.2
Other Indebtedness
Revolver Borrowings	—	255.0
Other	88.4	—
Total Other Borrowings	88.4	255.0
Capital Leases	11.9	16.7
Total Indebtedness	$42,870.3	$15,543.7

**	The indebtedness requires a quarterly repayment of 2.5%.

Fair market value in the table above is determined in accordance with ASC Topic 820 “Fair Value Measurement” (“ASC 820”) under Level 2 based upon quoted prices for similar items in active markets. The book value of the outstanding term loan indebtedness approximates fair value as the debt is at variable interest rates and re-prices frequently.

Unless otherwise indicated, the remaining loan balances after the quarterly required payments are due upon maturity.

Floating Rate Notes

On March 4, 2015, Actavis Funding SCS, a limited partnership (société en commandite simple) organized under the laws of the Grand Duchy of Luxembourg and an indirect wholly-owned subsidiary of Allergan plc, issued floating rate notes due 2016 (the “2016 Floating Rate Notes”), floating rate notes due 2018 (the “2018 Floating Rate Notes”), floating rate notes due 2020 (the “2020 Floating Rate Notes”), 1.850% notes due 2017 (the “1.850% 2017 Notes”), 2.350% notes due 2018 (the “2.350% 2018 Notes”), 3.000% notes due 2020 (the “3.000% 2020 Notes”), 3.450% notes due 2022 (the “3.450% 2022 Notes”), 3.800% notes due 2025 (the “3.800% 2025 Notes”), 4.550% notes due 2035 (the “4.550% 2035 Notes”) and 4.750% notes due 2045 (the “4.750% 2045 Notes”). The notes are fully and unconditionally guaranteed by Actavis Funding SCS’s indirect parents, Warner Chilcott Limited and Actavis Capital S.a.r.l. (“Actavis Capital”), and by Actavis, Inc., a subsidiary of Actavis Capital, on an unsecured and unsubordinated basis. Allergan plc has not guaranteed the notes.

The 2016 Floating Rate Notes, the 2018 Floating Rate Notes and the 2020 Floating Rate Notes will bear interest at a floating rate equal to three-month LIBOR plus 0.875%, 1.080% and 1.255% per annum, respectively. Interest on the 2016 Floating Rate Notes is payable quarterly on March 1, June 1, September 1 and December 1 of each year, and began on June 1, 2015. Interest on the 2018 Floating Rate Notes and the 2020 Floating Rate Notes is payable quarterly on March 12, June 12, September 12 and December 12 of each year, and began on June 12, 2015.

Fixed Rate Notes

The Company has issued fixed rate notes over multiple issuances for various business needs. Interest on the various notes is generally payable semi-annually with various payment dates.

The following represents the activity to the fixed rate notes during the six months ended June 30, 2015:

•	Actavis Funding SCS issued the 1.850% 2017 Notes, the 2.350% 2018 Notes, the 3.000% 2020 Notes, the 3.450% 2022 Notes, the 3.800% 2025 Notes, the 4.550% 2035 Notes and the 4.750% 2045 Notes; and
•

On May 7, 2015, Actavis Funding SCS and Wells Fargo entered into a second supplemental indenture amending the indenture dated as of March 12, 2015 between Actavis Funding SCS and Warner Chilcott Limited, Actavis Capital S.à r.l., and Actavis, Inc., as guarantors (collectively, the “Guarantors”), and Wells Fargo as supplemented and amended by the first supplemental indenture dated as of March 12, 2015 between Actavis Funding SCS, the Guarantors and Wells Fargo (the “Indenture”). The second supplemental indenture amends certain inconsistencies in the terms of the notes offered under the Indenture.

•

On March 17, 2015 in connection with the Allergan Acquisition, the Company acquired, and subsequently guaranteed, along with Warner Chilcott Limited, the indebtedness of Allergan, Inc. comprised of the $350.0 million 2.800% senior notes due 2023, the $650.0 million 3.375% senior notes due 2020, the $250.0 million 1.350% senior notes due 2018 and the $800.0 million 5.750% senior notes due 2016. Interest payments are due on the $350.0 million senior notes semi-annually on the principal amount of the notes at a rate of 2.80% per annum, and are redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption, if the redemption occurs prior to December 15, 2022 (three months prior to the maturity of the 2023 senior notes). If the redemption occurs on or after December 15, 2022, then such redemption is not subject to the make-whole provision. Interest payments are due on the $650.0 million senior notes semi-annually on the principal amount of the notes at a rate of 3.375% per annum, and are redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption. Interest payments are due on the $250.0 million senior notes semi-annually on the principal amount of the notes at a rate of 1.350% per annum, and are redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption. Interest payments are due on the $800.0 million senior notes semi-annually on the principal amount of the notes at a rate of 5.750% per annum, and are redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption. The fair value of the acquired senior notes was determined to be $2,087.5 million as of March 17, 2015. As such, as part of acquisition accounting, the company recorded a premium of $37.5 million to be amortized as contra interest over the life of the notes.

Term Loan Indebtedness

WC Term Loan

On December 17, 2014, Allergan plc and certain of its subsidiaries entered into a second amendment agreement (the “WC Term Loan Amendment”) among Allergan plc, Warner Chilcott Limited, Warner Chilcott Finance, LLC, Actavis WC 2 S.à r.l. (“Actavis WC 2”), Warner Chilcott Company, LLC (“WCCL”), Warner Chilcott Corporation (“WC Corporation” and together with Actavis WC 2 and WCCL, the “WC Borrowers”), Bank of America, N.A. (“BofA”), as administrative agent, and the lenders party thereto. The WC Term Loan Amendment amends and restates Allergan plc’s existing amended and restated WC term loan credit and guaranty agreement, dated as of June 9, 2014 (such agreement, prior to its amendment and restatement pursuant to the WC Term Loan Amendment, the “2014 WC Term Loan”), among the WC Borrowers, Allergan plc, Warner Chilcott Limited, Warner Chilcott Finance, LLC, the lenders from time to time party thereto and BofA, as administrative agent, which amended and restated Allergan plc’s existing WC term loan credit and guaranty agreement, dated as of August 1, 2013 (such agreement, prior to its amendment and restatement pursuant to the 2014 WC Term Loan Amendment, the “Existing WC Term Loan”) among the WC Borrowers, Warner Chilcott Finance, LLC, Actavis Limited, BofA, as administrative agent and a syndicate of banks participating as lenders.

Pursuant to the Existing WC Term Loan, on October 1, 2013 (the “WC Closing Date”), the lenders party thereto provided term loans in a total aggregate principal amount of $2.0 billion, comprised of (i) a $1.0 billion tranche that will mature on October 1, 2016 (the “WC Three Year Tranche”) and (ii) a $1.0 billion tranche that will mature on October 1, 2018 (the “WC Five Year Tranche”). The proceeds of borrowings under the Existing WC Term Loan Agreement, together with $41.0 million of cash on hand, were used to finance the repayment in full of all amounts outstanding under Warner Chilcott’s then-existing Credit Agreement, dated as of March 17, 2011, as amended by Amendment No. 1 on August 20, 2012, among the WC Borrowers, Warner Chilcott Holdings Company III, Limited, BofA, as administrative agent and a syndicate of banks participating as lenders.

Borrowings under the WC Term Loan Agreement bear interest at the applicable borrower’s choice of a per annum rate equal to either (a) a base rate plus an applicable margin per annum varying from (x) 0.00% per annum to 0.75% per annum under the WC Three Year Tranche and (y) 0.125% per annum to 0.875% per annum under the WC Five Year Tranche, depending on the publicly announced debt ratings for non-credit-enhanced, senior unsecured long-term indebtedness of Allergan plc (such applicable debt rating the “Debt Rating”) or (b) a Eurodollar rate, plus an applicable margin varying from (x) 1.00% per annum to 1.75% per annum under the WC Three Year Tranche and (y) 1.125% per annum to 1.875% per annum under the WC Five Year Tranche, depending on the Debt Rating.

The Company is subject to, and, at June 30, 2015, was in compliance with, all financial and operational covenants under the terms of the WC Term Loan.

ACT Term Loan

On December 17, 2014, Allergan plc and certain of its subsidiaries entered into a third amendment agreement (the “ACT Term Loan Amendment”) among Allergan plc, Warner Chilcott Limited, Actavis Capital, Actavis, Inc., Actavis Funding SCS, BofA, as administrative agent, and the lenders party thereto. The ACT Term Loan Amendment amends and restates Allergan plc’s existing second amended and restated Allergan term loan credit and guaranty agreement, dated as of March 31, 2014 (such agreement, prior to its amendment and restatement pursuant to the ACT Term Loan Amendment, the “2014 ACT Term Loan Agreement” and together with the Existing ACT Term Loan Agreement (defined below), the “ACT Term Loan”) among Actavis Capital, Allergan plc, Warner Chilcott Limited, Actavis, Inc., Actavis Funding SCS, BofA, as administrative agent, and the lenders from time to time party thereto, which amended and restated Allergan plc’s existing amended and restated Allergan term loan credit and guaranty agreement, dated as of October 1, 2013 (such agreement, prior to its amendment and restatement pursuant to the ACT Term Loan Amendment, the “Existing ACT Term Loan Agreement”) among Actavis Capital, Allergan plc, Actavis, Inc., BofA, as administrative agent, and the lenders from time to time party thereto.

The Existing ACT Term Loan Agreement amended and restated Actavis, Inc.’s $1,800.0 million senior unsecured term loan credit facility, dated as of June 22, 2012. At the closing of the Existing ACT Term Loan Agreement, an aggregate principal amount of $1,572.5 million was outstanding (the “2017 Term Loan”). The 2017 Term Loan matures on October 31, 2017.

On March 31, 2014, Allergan plc, Actavis Capital, Actavis, Inc., BofA, as Administrative Agent, and a syndicate of banks participating as lenders entered into the 2014 ACT Term Loan Agreement to amend and restate the Existing ACT Term Loan Agreement. On July 1, 2014, in connection with the Forest Acquisition, the Company borrowed $2.0 billion of term loan indebtedness under tranche A-2 of the 2014 ACT Term Loan Agreement, which is due July 1, 2019 (the “2019 Term Loan”).

The ACT Term Loan provides that loans thereunder will bear interest, at the Company’s choice, of a per annum rate equal to either (a) a base rate, plus an applicable margin per annum varying from (x) 0.00% per annum to 1.00% per annum with respect to the 2017 term-loan and (y) 0.125% per annum to 0.875% per annum with respect to the 2019 term-loan, depending on the Debt Rating or

(b) a Eurodollar rate, plus an applicable margin varying from (x) 1.00% per annum to 2.00% per annum with respect to the 2017 term-loan and (y) 1.125% per annum to 1.875% per annum with respect to the 2019 term-loan, depending on the Debt Rating.

The Company is subject to, and at June 30, 2015 was in compliance with, all financial and operational covenants under the terms of the ACT Term Loan.

AGN Term Loan

On December 17, 2014, Allergan, Inc. and certain of its subsidiaries entered into a senior unsecured term loan credit agreement (the “AGN Term Loan”), among Actavis Capital, as borrower, Allergan plc, Warner Chilcott Limited, Actavis, Inc., Actavis Funding SCS, the lenders from time to time party thereto (the “Term Lenders”), JPMorgan Chase Bank, N.A. (“JPMCB”), as administrative agent and the other financial institutions party thereto. Under the AGN Term Loan, the Term Lenders provided (i) a $2.75 billion tranche maturing on March 17, 2018 (the “AGN Three Year Tranche”) and (ii) a $2.75 billion tranche and maturing on March 17, 2020 (the “AGN Five Year Tranche”). The proceeds of borrowings under the AGN Term Loan were to be used to finance, in part, the cash component of the Allergan Acquisition consideration and certain fees and expenses incurred in connection with the Allergan Acquisition.

Borrowings under the AGN Term Loan bear interest at our choice of a per annum rate equal to either (a) a base rate plus an applicable margin per annum varying from (x) 0.00% per annum to 1.00% per annum under the AGN Three Year Tranche and (y) 0.125% per annum to 1.250%% per annum under the AGN Five Year Tranche, depending on the Debt Rating or (b) a Eurodollar rate, plus an applicable margin varying from (x) 1.00% per annum to 2.00% per annum under the AGN Three Year Tranche and (y) 1.125% per annum to 2.250% per annum under the AGN Five Year Tranche, depending on the Debt Rating. The outstanding principal amount of loans under the AGN Three Year Tranche is not subject to quarterly amortization and shall be payable in full on the maturity date. The outstanding principal amount of loans under the AGN Five Year Tranche is payable in equal quarterly amounts of 2.50% per quarter prior to March 17, 2020, with the remaining balance payable on March 17, 2020.

The obligations of Actavis Capital under the Term Loan Credit Agreement are guaranteed by Warner Chilcott Limited, Actavis, Inc. and Actavis Funding SCS and will be guaranteed by any subsidiary of Allergan plc (other than Actavis Capital or a direct subsidiary of Allergan plc) that becomes a guarantor of third party indebtedness in an aggregate principal amount exceeding $350.0 million (unless, in the case of a foreign subsidiary, such guarantee would give rise to adverse tax consequences as reasonably determined by Allergan plc).

Bridge Loan Facility

On December 17, 2014, Allergan and certain of its subsidiaries entered into a 364-day senior unsecured bridge credit agreement (the “Bridge Loan Facility”), among Actavis Capital, as borrower, Allergan plc, Warner Chilcott Limited, Actavis, Inc., Actavis Funding SCS, the lenders from time to time party thereto (the “Bridge Lenders”), JPMCB, as administrative agent and the other financial institutions party thereto. Under the Bridge Loan Facility, the Bridge Lenders committed to provide, subject to certain conditions, unsecured bridge financing, of which $2.8 billion was drawn to finance the Allergan Acquisition on March 17, 2015. The outstanding balance of the Bridge Loan Facility was repaid on April 9, 2015.

Borrowings under the Bridge Loan Facility bore interest at our choice of a per annum rate equal to either (a) a base rate plus an applicable margin per annum varying from 0.00% per annum to 2.50% per annum, depending on the Debt Rating and the number of days for which the loans remain outstanding from the date of funding thereunder or (b) a Eurodollar rate, plus an applicable margin varying from 1.00% per annum to 3.50% per annum, depending on the Debt Rating and the number of days for which the loans remain outstanding from the date of funding thereunder.

Revolving Credit Facility

On December 17, 2014, Allergan plc and certain of its subsidiaries entered into a revolving credit loan and guaranty agreement (the “Revolver Agreement”) among Actavis Capital, as borrower, Allergan plc, Warner Chilcott Limited, Actavis, Inc., Actavis Funding SCS, the lenders from time to time party thereto (the “Revolving Lenders”), JPMCB as administrative agent, J.P. Morgan Europe Limited, as London agent, and the other financial institutions party thereto. Under the Revolver Agreement, the Revolving Lenders have committed to provide an unsecured revolving credit facility in an aggregate principal amount of up to $1.0 billion.

The Revolver Agreement provides that loans thereunder will bear interest, at our choice, of a per annum rate equal to either (a) a base rate, plus an applicable margin per annum varying from 0.00% per annum to 1.00% per annum depending on the Debt Rating or (b) a Eurodollar rate, plus an applicable margin varying from 0.875% per annum to 2.00% per annum depending on the Debt Rating. Additionally, to maintain availability of funds, the Company pays an unused commitment fee, which according to the pricing grid is set at 0.075% to 0.250% per annum, depending on the Debt Rating, of the unused portion of the revolver. The Revolving Credit Agreement will mature on December 17, 2019.

The obligations under the Revolver Agreement are guaranteed by Allergan plc, Warner Chilcott Limited, Actavis, Inc. and Actavis Funding SCS and will be guaranteed by any subsidiary of Allergan (other than Actavis Capital) that becomes a guarantor of third party indebtedness in an aggregate principal amount exceeding $350.0 million (unless, in the case of a foreign subsidiary, such guarantee would give rise to adverse tax consequences as reasonably determined by Allergan plc).

The Company is subject to, and as of June 30, 2015 was in compliance with, all financial and operational covenants under the terms of the Revolving Credit Facility. At June 30, 2015, there was no outstanding borrowings under the Revolving Credit Facility and letters of credit outstanding were $29.2 million. The net availability under the Revolving Credit Facility was $970.8 million.

Annual Debt Maturities

As of June 30, 2015, annual debt maturities were as follows ($ in millions):

Total Payments
2015 remaining	$310.5
2016	2,178.5
2017	3,999.8
2018	7,095.1
2019	3,325.0
2020	6,093.8
2021 and after	19,614.1
$42,616.8
Capital leases	11.9
Other short-term borrowings	88.4
Unamortized premium	266.4
Unamortized discount	(113.2)
Total Indebtedness	$42,870.3

Amounts represent total anticipated cash payments assuming scheduled repayments.

NOTE 13 — Other Long-Term Liabilities

Other long-term liabilities consisted of the following ($ in millions):

	June 30,	December 31,
	2015	2014
Acquisition related contingent consideration liabilities	$461.5	$159.0
Long-term pension and post retirement liability	406.3	103.1
Legacy Allergan deferred executive compensation	120.7	—
Long-term severance and restructuring liabilities	49.2	4.3
Product warranties	30.3	—
Long-term contractual obligations	28.0	29.7
Litigation-related reserves	—	4.9
Other long-term liabilities	71.5	34.8
Total other long-term liabilities	$1,167.5	$335.8

NOTE 14 — Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2015 and 2014 was 39.1% and 37.7%, respectively. The effective tax rate for both periods was impacted by income earned in low tax jurisdictions, losses in certain jurisdictions for which no tax benefit is provided and the amortization of intangibles and the step-up in inventory benefited at rates other than the Irish statutory rate. Additionally, the tax provision for the six months ended June 30, 2015 included the impact of certain IRS audit adjustments offset by the release of tax reserves.

ASC 740-270-25 generally requires the tax (or benefit) for an interim period to be computed based on an estimated annual effective tax rate. Our estimated annual effective tax rate for 2015 is subject to wide variability due to the overall level of forecasted pre-tax book income, the mix of earnings between jurisdictions and significant acquisition related expenses. As a result, we have computed the income tax benefit for the six months ended June 30, 2015 based on year to date results.

The Company conducts business globally and, as a result, it files federal, state and foreign tax returns. The Company strives to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at any time. While the Company has accrued for amounts it believes are the likely outcomes, the final outcome with a tax authority may result in a tax liability that is more or less than that reflected in the condensed consolidated financial statements. Furthermore, the Company may later decide to challenge any assessments, if made, and may exercise its right to appeal. The uncertain tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues and issuance of new legislation, regulations or case law. Management believes that appropriate amounts of tax and related penalty and interest have been provided for any adjustments that may result from these uncertain tax positions.

The Company is generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2007. For the Watson group’s 2008 and 2009 tax years, the Company and the IRS have agreed on all issues except the timing of the deductibility of certain litigation costs. Due to our numerous acquisitions we have several concurrent IRS tax audits for pre-acquisition periods. The table below lists the U.S. entities and taxable years that are currently under audit by the IRS:

IRS Audits	Tax Years
Actavis Inc.	2009, 2010, 2011 and 2012
Warner Chilcott Corporation	2010, 2011 and 2012
Forest Laboratories, Inc.	2007, 2008 and 2009
Aptalis Holdings, Inc.	2013
Durata Therapeutics Inc.	2012
Allergan, Inc.	2009 and 2010

While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company has accrued for amounts it believes are the likely outcomes at this time.

As part of acquisition accounting, the Company accrued income taxes, including withholding taxes, of approximately $1,221.5 million for certain pre-acquisition earnings related to the Allergan acquisition. The Company expects that future subsidiary earnings will be indefinitely reinvested. In addition, as part of acquisition accounting, the Company accrued $69.9 million of uncertain tax positions related to the Allergan pre-acquisition tax years. This amount, if recognized, would favorably impact the Company’s effective tax rate.

NOTE 15 — Shareholders’ Equity

A summary of the changes in shareholders’ equity for the six months ended June 30, 2015 consisted of the following ($ in millions):

Allergan plc
Shareholders’ equity as of December 31, 2014	$28,331.1
Additional paid-in-capital issued on March 17, 2015 for the Allergan Acquisition	34,685.9
Increase in additional paid in capital for share based compensation plans	400.7
Net (loss) attributable to ordinary shareholders	(847.9)
Proceeds from stock plans	108.2
Proceeds from the issuance of Mandatory Convertible Preferred Shares (defined below)	4,929.7
Proceeds from the March 2, 2015 issuance of ordinary shares	4,071.1
Excess tax benefit from employee stock plans	36.3
Repurchase of ordinary shares	(101.0)
Other comprehensive income	455.0
Shareholders’ equity as of June 30, 2015	$72,069.1

Warner Chilcott Limited
Member’s equity as of December 31, 2014	$28,072.6
Contribution from Parent	43,687.3
Dividend to Parent	(68.8)
Net (loss)	(747.3)
Other comprehensive income	455.0
Member’s equity as of June 30, 2015	$71,398.8

Preferred Shares

On February 24, 2015, the Company completed an offering of 5,060,000 of our 5.500% mandatorily convertible preferred shares, Series A, par value $0.0001 per share (the “Mandatory Convertible Preferred Shares”). Dividends on the Mandatory Convertible Preferred Shares will be payable on a cumulative basis when, as and if declared by our board of directors, or an authorized committee thereof, at an annual rate of 5.500% on the liquidation preference of $1,000.00 per Mandatory Convertible Preferred Share. The Company may pay declared dividends in cash, by delivery of our ordinary shares or by delivery of any combination of cash and our ordinary shares, as determined by us in our sole discretion, subject to certain limitations, on March 1, June 1, September 1 and December 1 of each year commencing June 1, 2015, to and including March 1, 2018. The net proceeds from the Mandatory Convertible Preferred Share issuance of $4,929.7 million were used to fund the Allergan Acquisition.

Each Mandatory Convertible Preferred Share will automatically convert on March 1, 2018, into between 2.8345 and 3.4722 ordinary shares, subject to anti-dilution adjustments. The number of our ordinary shares issuable on conversion of the Mandatory Convertible Preferred Shares will be determined based on the volume weighted average price per ordinary share over the 20 consecutive trading day period beginning on and including the 22nd scheduled trading day immediately preceding March 1, 2018, the mandatory conversion date. At any time prior to March 1, 2018, other than during a fundamental change conversion period as defined, holders of the Mandatory Convertible Preferred Shares may elect to convert each Mandatory Convertible Preferred Share into our ordinary shares at the minimum conversion rate of 2.8345 ordinary shares per Mandatory Convertible Preferred Share, subject to anti-dilution adjustments. In addition, holders may elect to convert any Mandatory Convertible Preferred Shares during a specified period beginning on the fundamental change effective date, in which case such Mandatory Convertible Preferred Shares will be converted into our ordinary shares at the fundamental change conversion rate and converting holders will also be entitled to receive a fundamental change dividend make-whole amount and accumulated dividend amount.

On June 1, 2015, the Company paid its first dividend on preferred shares in the amount of $68.7 million.

2015 Ordinary Shares Offering

On March 2, 2015, in connection with the Allergan Acquisition, the Company issued 14,513,889 of its ordinary shares for an actual public offering price of $288.00 per share. The net proceeds of $4,071.1 million were used, in part, to finance the Allergan Acquisition.

Accumulated Other Comprehensive (Loss)

For most of the Company’s international operations, the local currency has been determined to be the functional currency. The results of its non-U.S. dollar based operations are translated to U.S. dollars at the average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing rate of exchange at the date of the equity transaction. Translation adjustments are reflected in shareholders’ equity and are included as a component of other comprehensive (loss) / income. The effects of converting non-functional currency assets and liabilities into the functional currency are recorded as transaction gains/losses in general and administrative expenses in the consolidated statements of operations.

The movements in accumulated other comprehensive (loss) for the three and six months ended June 30, 2015 were as follows (in millions):

	Foreign Currency Translation Items	Unrealized (losses) net of tax	Total Accumulated Other Comprehensive Income / (Loss)
Balance as of December 31, 2014	$(434.4)	$(31.0)	$(465.4)
Other comprehensive (loss) before reclassifications into general and administrative	(313.9)	(4.0)	(317.9)
Total other comprehensive (loss)	(313.9)	(4.0)	(317.9)
Balance as of March 31, 2015	$(748.3)	$(35.0)	$(783.3)
Other comprehensive income before reclassifications into general and administrative	765.3	7.6	772.9
Total other comprehensive income	765.3	7.6	772.9
Balance as of June 30, 2015	$17.0	$(27.4)	$(10.4)

The movements in accumulated other comprehensive income / (loss) for the three and six months ended June 30, 2014 were as follows (in millions):

	Foreign Currency Translation Items	Unrealized gains net of tax	Total Accumulated Other Comprehensive Income / (Loss)
Balance as of December 31, 2013	$85.1	$5.4	$90.5
Other comprehensive (loss) / income before reclassifications into general and administrative	(7.5)	0.7	(6.8)
Total other comprehensive (loss) / income	(7.5)	0.7	(6.8)
Balance as of March 31, 2014	$77.6	$6.1	$83.7
Other comprehensive income before reclassifications into general and administrative	6.6	—	6.6
Total other comprehensive income	6.6	—	6.6
Balance as of June 30, 2014	$84.2	$6.1	$90.3

NOTE 16 — Derivative Instruments and Hedging Activities

The Company’s revenue, earnings, cash flows and fair value of its assets and liabilities can be impacted by fluctuations in foreign exchange risks and interest rates, as applicable. The Company manages the impact of foreign exchange risk and interest rate movements through operational means and through the use of various financial instruments, including derivative instruments such as foreign currency derivatives.

Foreign Currency Derivatives

Overall, the Company is a net recipient of currencies other than the U.S. dollar and, as such, benefits from a weaker dollar and is adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect the Company’s consolidated revenues and favorably impact operating expenses in U.S. dollars.

Primarily as a result of the Allergan Acquisition and from time to time, the Company enters into foreign currency derivatives to reduce current and future earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business issues. Accordingly, the Company enters into various contracts which change in value as foreign exchange rates change to economically offset the effect of changes in the value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. The Company enters into foreign currency derivatives in amounts between minimum and maximum anticipated foreign exchange exposures. The Company does not designate the current derivative instruments as accounting hedges.

The Company uses foreign currency derivatives, which provide for the sale or purchase or the option to sell or purchase of foreign currencies to economically hedge the currency exchange risks associated with probable but not firmly committed transactions that arise in the normal course of the Company’s business. Probable but not firmly committed transactions are comprised primarily of sales of products and purchases of raw material in currencies other than the U.S. dollar. The foreign currency derivatives are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar. While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying exposures.

The Company recognized losses on such contracts of $24.9 million and $37.7 million during the three and six months ended June 30, 2015 respectively. The Company recognized a gain on such contracts of $1.3 million and a loss of $1.1 million during the three and six months June 30, 2014, respectively.

The fair value of outstanding foreign currency derivatives are recorded in “Prepaid expenses and other current assets” or “Accounts payable and accrued expenses.” At June 30, 2015 and December 31, 2014, foreign currency derivative assets associated with the foreign exchange option contracts of $99.9 million and $2.3 million, respectively, were included in “Prepaid expenses and other current assets.” At June 30, 2015, net foreign currency derivative liabilities associated with the foreign exchange forward contracts of $2.4 million were included in “Accounts payable and accrued expenses.”

NOTE 17 — Fair Value Measurement

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

Assets and liabilities measured at fair value or disclosed at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 consisted of the following (in millions):

	Fair Value Measurements as of June 30, 2015 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$8.5	$8.5	$—	$—
Deferred executive compensation investments	120.4	97.0	23.4
Foreign currency derivatives	99.9	—	99.9	—
Marketable equity securities	33.6	33.6	—	—
Total assets	$262.4	$139.1	$123.3	$—
Liabilities:
Foreign currency derivatives	2.4	—	2.4	—
Deferred executive compensation liabilities	120.7	97.3	23.4
Contingent consideration obligations	697.3	—	—	697.3
Total liabilities	$820.4	$97.3	$25.8	$697.3

	Fair Value Measurements as of December 31, 2014 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$1.0	$1.0	$—	$—
Foreign currency derivatives	2.3	—	2.3	—
Total assets	$3.3	$1.0	$2.3	$—
Liabilities:
Contingent consideration obligations	396.8	—	—	396.8
Total liabilities	$396.8	$—	$—	$396.8

Marketable securities and investments consist of available-for-sale investments in U.S. treasury and agency securities and publicly traded equity securities for which market prices are readily available. Unrealized gains or losses on marketable securities and investments are recorded in accumulated other comprehensive (loss).

Foreign Currency Contracts

At June 30, 2015 and December 31, 2014, the notional principal and fair value of the Company’s outstanding foreign currency derivative financial instruments were as follows:

	June 30, 2015		December 31, 2014
	Notional Principal	Fair Value	Notional Principal	Fair Value
(in millions)
Foreign currency forward exchange contracts	$41.4	$(2.4)	$10.3	$2.3
Foreign currency sold — put options	850.9	99.9	—	—

The notional principal amounts provide one measure of the transaction volume outstanding as of June 30, 2015 and December 31, 2014, and do not represent the amount of the Company’s exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of June 30, 2015 and December 31, 2014. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Contingent Consideration Obligations

The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs and is based on a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on our own assumptions. Changes in the fair value of the contingent consideration obligations, including accretion, are recorded in our consolidated statements of operations as follows ($ in millions):

	Three Months Ended
Expense / (income)	June 30, 2015	June 30, 2014
Cost of sales	$4.4	$7.2
Research and development	(25.1)	(28.2)
General and administrative	0.1	—
Total	$(20.6)	$(21.0)

	Six Months Ended
Expense / (income)	June 30, 2015	June 30, 2014
Cost of sales	$32.4	$7.5
Research and development	(24.6)	(35.4)
General and administrative	0.3	—
Total	$8.1	$(27.9)

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2015 and 2014 (in millions):

	Balance at December 31, 2014	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments	Foreign currency translation	Balance at June 30, 2015
Liabilities:
Contingent consideration obligations	$396.8	$—	$293.6	$8.1	$(1.2)	$697.3

	Balance at December 31, 2013	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments	Foreign currency translation	Balance at June 30, 2014
Liabilities:
Contingent consideration obligations	$207.8	$—	$70.5	$(27.9)	$(0.8)	$249.6

During the six months ended June 30, 2015, the following activity in contingent consideration obligations by acquisition was incurred ($ in million):

	Balance at December 31, 2014	Acquisitions	Fair Value Adjustments and Accretion	Payments and Other	Balance at June 30, 2015
Medicines 360 Acquisition	$126.6	$—	$54.0	$(75.1)	$105.5
Furiex Acquisition	88.4	—	(29.1)	—	59.3
Forest Acquisition	52.4	—	(29.1)	—	23.3
Durata Acquisition	49.0	—	6.4	(30.9)	24.5
Metrogel Acquisition	31.2	—	0.8	—	32.0
May 2014 Acquisition	19.1	—	0.8	(1.5)	18.4
Uteron Acquisition	10.4	—	0.2	—	10.6
Allergan Acquisition	—	383.7	3.9	0.4	388.0
Auden Acquisition	—	17.3	—	0.5	17.8
Other	19.7	—	0.2	(2.0)	17.9
Total	$396.8	$401.0	$8.1	$(108.6)	$697.3

NOTE 18 — Business Restructuring Charges

During 2014 and the six months ended June 30, 2015, activity related to our business restructuring and facility rationalization activities primarily related to the cost optimization initiatives in conjunction with the Allergan, Forest, Warner Chilcott and Actavis acquisitions as well as optimization of our operating cost structure through our global supply chain initiative. Restructuring activities for the six months ended June 30, 2015 as follows (in millions):

	Severance and Retention	Share-Based Compensation	Accelerated Depreciation	Other	Total
Reserve balance at December 31, 2014	$129.4	$—	$—	$—	$129.4
Acquired liability	27.9	—	—	29.2	57.1
Charged to expense
Cost of sales	29.9	11.1	1.7	15.0	57.7
Research and development	71.1	83.0	—	—	154.1
Selling and marketing	77.1	42.0	—	—	119.1
General and administrative	130.6	234.7	—	21.5	386.8
Total Expense	308.7	370.8	1.7	36.5	717.7
Cash payments	(289.1)	(127.1)	—	(20.0)	(436.2)
Other reserve impact	(3.4)	(243.7)	(1.7)	(1.0)	(249.8)
Reserve balance at June 30, 2015	$173.5	$—	$—	$44.7	$218.2

During the three months ended June 30, 2015 and 2014, the Company recognized restructuring charges of $133.0 million and $32.8 million, respectively.  During the six months ended June 30, 2015 and 2014, the Company recognized restructuring charges of $717.7 million and $57.6 million, respectively.

NOTE 19 — Commitments and Contingencies

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued. As of June 30, 2015, the Company’s consolidated balance sheet includes accrued loss contingencies of approximately $370.0 million.

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

Antitrust Litigation

Actos® Litigation. On December 31, 2013 two putative class actions, on behalf of putative classes of indirect purchaser plaintiffs, were filed in the federal court for the Southern District of New York against Actavis plc and certain of its affiliates alleging that Watson Pharmaceuticals, Inc.’s (“Watson” now known as Actavis, Inc.) 2010 patent lawsuit settlement with Takeda Pharmaceutical, Co. Ltd. related to Actos® (pioglitazone hydrochloride and metformin “Actos®”) is unlawful. Several additional complaints have also been filed. Plaintiffs then filed a consolidated, amended complaint on May 20, 2014. The amended complaint generally alleges an overall scheme that included Watson improperly delaying the launch of its generic version of Actos® in exchange for substantial payments from Takeda in violation of federal and state antitrust and consumer protection laws. The complaint seeks declaratory and injunctive relief and unspecified damages. Defendants have moved to dismiss the amended complaint. In May 2015, two additional putative class action complaints, each of which makes similar allegations against the Company and Takeda, were filed by plaintiffs on behalf of a putative class of direct purchasers.

The Company believes that it has substantial meritorious defenses to the claims alleged. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

AndroGel® Litigation. On January 29, 2009, the U.S. Federal Trade Commission and the State of California filed a lawsuit in federal district court in California alleging that the September 2006 patent lawsuit settlement between Watson and Solvay Pharmaceuticals, Inc. (“Solvay”), related to AndroGel® 1% (testosterone gel) CIII is unlawful. The complaint generally alleged that Watson improperly delayed its launch of a generic version of AndroGel® in exchange for Solvay’s agreement to permit Watson to co-promote AndroGel® for consideration in excess of the fair value of the services provided by Watson, in violation of federal and state antitrust and consumer protection laws. The complaint sought equitable relief and civil penalties. On February 2 and 3, 2009, three separate lawsuits alleging similar claims were filed in federal district court in California by various private plaintiffs purporting to represent certain classes of similarly situated claimants. On April 8, 2009, the Court transferred the government and private cases to the United States District Court for the Northern District of Georgia. The FTC and the private plaintiffs filed amended complaints on May 28, 2009. The private plaintiffs amended their complaints to include allegations concerning conduct before the U.S. Patent and Trademark Office (the “USPTO”), conduct in connection with the listing of Solvay’s patent in the FDA “Orange Book,” and sham litigation. Additional actions alleging similar claims have been filed in various courts by other private plaintiffs purporting to represent certain classes of similarly situated direct or indirect purchasers of AndroGel®. The Judicial Panel on Multidistrict Litigation (“JPML”) transferred all federal court actions then pending outside of Georgia to that district. The district court then granted the Company’s motion to dismiss all claims except the private plaintiffs’ sham litigation claims. After the dismissal was upheld by the Eleventh Circuit Court of Appeals, the FTC petitioned the United States Supreme Court to hear the case. On June 17, 2013, the Supreme Court issued a decision, holding that the settlements between brand and generic drug companies which include a payment from the brand company to the generic competitor must be evaluated under a “rule of reason” standard of review and ordered the case remanded (the “Supreme Court AndroGel Decision”). The case in now back in the district court in Georgia August 5, 2014 the indirect purchaser plaintiffs filed an amended complaint which the Company answered on September 15, 2014.

The Company believes it has substantial meritorious defenses and intends to defend itself vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Asacol® Litigation.  On June 22, 2015, two class action complaints were filed in federal court in Massachusetts on behalf of a putative class of indirect purchasers.  In each complaint plaintiffs allege that they paid higher prices for Warner Chilcott’s Asacol® HD and Delzicol® products as a result of Warner Chilcott’s alleged actions preventing or delaying generic competition in the market for Warner Chilcott’s older Asacol® product in violation of U.S. federal antitrust laws and/or state laws. Plaintiffs seek unspecified injunctive relief, treble damages and/or attorneys’ fees. All of the actions were consolidated in the federal district court.

The Company believes it has substantial meritorious defenses and intends to defend itself vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Botox® Litigation. On February 24, 2015, a class action complaint was filed in federal court in California. The complaint alleges unlawful market allocation in violation of Section 1 of the Sherman Act, 15 U.S.C. §1, agreement in restraint of trade in violation of 15 U.S.C. §1 of the Sherman Act, unlawful maintenance of monopoly market power in violation of Section 2 of the Sherman Act, 15 U.S.C. §2 of the Sherman Act, violations of California’s Cartwright Act, Section 16700 et seq. of Calif. Bus. and Prof. Code., and violations of California’s unfair competition law, Section 17200 et seq. of Calif. Bus. and Prof. Code. Plaintiffs filed an amended complaint on May 29, 2015.  On June 29, 2015, the Company filed a motion to dismiss the complaint.  The Company believes it has substantial meritorious defenses and intends to defend itself vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Cipro® Litigation. Beginning in July 2000, a number of suits were filed against Watson and certain Company affiliates including The Rugby Group, Inc. (“Rugby”) in various state and federal courts alleging claims under various federal and state competition and consumer protection laws. The actions generally allege that the defendants engaged in unlawful, anticompetitive conduct in connection with alleged agreements, entered into prior to Watson’s acquisition of Rugby from Sanofi Aventis (“Sanofi”), related to the development, manufacture and sale of the drug substance ciprofloxacin hydrochloride, the generic version of Bayer’s brand drug, Cipro®. The actions generally seek declaratory judgment, damages, injunctive relief, restitution and other relief on behalf of certain purported classes of individuals and other entities. While many of these actions have been dismissed, actions remain pending in various state courts, including California, Kansas, Tennessee, and Florida. There has been activity in Tennessee and Florida since 2003. In the action pending in Kansas, plaintiffs’ motion for class certification has been fully briefed. In the action pending in the California state court, following the decision from the United States Supreme Court in the Federal Trade Commission v. Actavis matter involving AndroGel®, described above, Plaintiffs and Bayer announced that they reached an agreement to settle the claims pending against Bayer and Bayer has now been dismissed from the action. Plaintiffs are continuing to pursue claims against the generic defendants, including Watson and Rugby. The remaining parties submitted letter briefs to the court regarding the impact of the Supreme Court AndroGel Decision and on May 7, 2015, the California Supreme Court issued a ruling, consistent with the Supreme Court AndroGel Decision discussed above, that the settlements between brand and generic drug companies which include a payment from the brand company to the generic competitor must be evaluated under a “rule of reason” standard of review.

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

Doryx ® Litigation. In July 2012, Mylan Pharmaceuticals Inc. (“Mylan”) filed a complaint against Warner Chilcott and Mayne Pharma International Pty. Ltd. (“Mayne”) in federal court in Pennsylvania alleging that Warner Chilcott and Mayne prevented or delayed Mylan’s generic competition to Warner Chilcott’s Doryx® products in violation of U.S. federal antitrust laws and tortiously interfered with Mylan’s prospective economic relationships under Pennsylvania state law. In the complaint, Mylan seeks unspecified treble and punitive damages and attorneys’ fees. Following the filing of Mylan’s complaint, three putative class actions were filed against Warner Chilcott and Mayne by purported direct purchasers, and one putative class action was filed against by purported indirect purchasers. In addition, four retailers filed in the same court a civil antitrust complaint in their individual capacities against Warner Chilcott and Mayne regarding Doryx®. In each of the class and individual cases the plaintiffs allege that they paid higher prices for Warner Chilcott’s Doryx® products as a result of Warner Chilcott’s and Mayne’s alleged actions preventing or delaying generic competition in violation of U.S. federal antitrust laws and/or state laws. Plaintiffs seek unspecified injunctive relief, treble damages and/or attorneys’ fees. All of the actions were consolidated in the federal district court.

Warner Chilcott and Mayne’s motion to dismiss was denied without prejudice by the court in June 2013. Thereafter, Warner Chilcott and Mayne reached agreements to settle the claims of the Direct Purchaser Plaintiff class representatives, the Indirect Purchaser Plaintiff class representatives and each of the individual retailer plaintiffs. Warner Chilcott and Mylan filed motions for summary judgment on March 10, 2014. On April 16, 2015, the court issued an order granting Warner Chilcott and Mayne’s motion for summary judgment, denying Mylan’s summary judgment motion and entering judgment in favor of Warner Chilcott and Mayne on all counts. Mylan is appealing the district court’s decision to the Third Circuit Court of Appeals.

The Company intends to vigorously defend its rights in the litigations. However, it is impossible to predict with certainty the outcome of any litigation and whether any additional similar suits will be filed.

Lidoderm® Litigation. On November 8, 2013, a putative class action was filed in the federal district court against Actavis, Inc. and certain of its affiliates alleging that Watson’s 2012 patent lawsuit settlement with Endo Pharmaceuticals, Inc. related to Lidoderm®

(lidocaine transdermal patches, “Lidoderm®”) is unlawful. The complaint, asserted on behalf of putative classes of direct purchaser plaintiffs, generally alleges that Watson improperly delayed launching generic versions of Lidoderm® in exchange for substantial payments from Endo in violation of federal and state antitrust and consumer protection laws. The complaint seeks declaratory and injunctive relief and damages. Additional lawsuits containing similar allegations have followed on behalf of other classes of putative direct purchasers and suits have been filed on behalf of putative classes of end-payer plaintiffs. The Company anticipates additional claims or lawsuits based on the same or similar allegations may be filed. On April 3, 2014 the JPML consolidated the cases in federal district court in California. Defendants filed motions to dismiss each of the plaintiff classes’ claims. On November 17, 2014, the court issued an order granting the motion in part but denying it with respect to the claims under Section 1 of the Sherman Act. Plaintiffs then filed an amended, consolidated complaint on December 19, 2014. Defendants have responded to the amended consolidated complaint. On March 5, 2015, a group of five retailers filed a civil antitrust complaint in their individual capacities regarding Lidoderm® in the same court where it was consolidated with the direct and indirect purchaser class complaints. The retailer complaint recites similar facts and asserts similar legal claims for relief to those asserted in the related cases described above.  The five retailers amended their complaint on July 27, 2015.

The Company believes it has substantial meritorious defenses and intends to defend itself vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Loestrin ® 24 Litigation. On April 5, 2013, two putative class actions were filed in the federal district court against Actavis, Inc. and certain affiliates alleging that Watson’s 2009 patent lawsuit settlement with Warner Chilcott related to Loestrin® 24 Fe (norethindrone acetate/ethinyl estradiol tablets and ferrous fumarate tablets, “Loestrin® 24”) is unlawful. The complaints, both asserted on behalf of putative classes of end-payors, generally allege that Watson and another generic manufacturer improperly delayed launching generic versions of Loestrin® 24 in exchange for substantial payments from Warner Chilcott, which at the time was an unrelated company, in violation of federal and state antitrust and consumer protection laws. The complaints each seek declaratory and injunctive relief and damages. Additional complaints have been filed by different plaintiffs seeking to represent the same putative class of end-payors. In addition to the end-payor suits, two lawsuits have been filed on behalf of a class of direct payors. The Company anticipates additional claims or lawsuits based on the same or similar allegations. After a hearing on September 26, 2013, the JPML issued an order transferring all related Loestrin® 24 cases to the federal court for the District of Rhode Island. On September 4, 2014, the court granted the defendants’ motion to dismiss the complaint. The plaintiffs are appealing the district court’s decision to the First Circuit Court of Appeals.

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

Namenda ® Litigation. On September 15, 2014, the State of New York, through the Office of the Attorney General of the State of New York, filed a lawsuit in the United States District Court for the Southern District of New York alleging that Forest is acting to prevent or delay generic competition to Forest’s immediate-release product Namenda® in violation of federal and New York antitrust laws and committed other fraudulent acts in connection with its commercial plans for Namenda® XR. In the complaint, the state seeks unspecified monetary damages and injunctive relief. On September 24, 2014, the state filed a motion for a preliminary injunction prohibiting Forest from discontinuing or otherwise limiting the availability of immediate-release Namenda® until the conclusion of the litigation. A hearing was held in November 2014 on the state’s preliminary injunction motion. On December 11, 2014, the district court issued a ruling granting the state’s injunction motion and issued an injunction on December 15, 2014. On May 22, 2015, the Court of Appeals for the Second Circuit affirmed the preliminary injunction. On June 5, 2015, Forest filed a petition with the Second Circuit for rehearing en banc. Forest’s petition remains pending.  On May 29, 2015, a putative class action was filed on behalf of a class of direct purchasers and on June 8, 2015 a similar putative class action was filed on behalf of a class of indirect purchasers.  The class action complaints make claims similar to those asserted by the New York Attorney General and also include claims that Namenda® XR patent litigation settlements between Forest and generic companies also violated the antitrust laws. On June 12, 2015, the putative class of direct purchasers voluntarily dismissed its compliant without prejudice.  The Company believes it has substantial meritorious defenses and intends to defend both its brand and generic defendant entities vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Zymar®/Zymaxid® Litigation. On February 16, 2012, Apotex Inc. and Apotex Corp. filed a complaint in the federal district court in Delaware Senju Pharmaceuticals Co., Ltd. (“Senju”), Kyorin Pharmaceutical Co., Ltd. (“Kyorin”), and Allergan, Inc. (“Allergan”) alleging monopolization in violation of Section 2 of the Sherman Act, conspiracy to monopolize, and unreasonable restraint of trade in the market for gatifloxacin ophthalmic formulations, which includes Allergan’s ZYMAR® gatifloxacin ophthalmic solution 0.3% and ZYMAXID® gatifloxacin ophthalmic solution 0.5% products. On May 24, 2012, Allergan filed a motion to dismiss the complaint to the extent it seeks to impose liability for alleged injuries occurring prior to August 19, 2011, which is the date Apotex obtained final approval of its proposed generic product. Allergan and the other defendants also moved to dismiss. Defendants also filed a motion to stay the action pending resolution of related patent actions in the federal court in Delaware and in the U.S. Court of Appeals for the Federal Circuit. On February 7, 2013, the court granted defendants’ motion to stay the proceedings pending resolution of the appeal in the patent dispute and denied the motion to dismiss without prejudice to renew. On September 18, 2014, defendants filed a new motion to dismiss the Apotex plaintiffs’ complaint. On June 6, 2014, a separate antitrust class action complaint was filed in the federal district court in Delaware against the same defendants as in the Apotex case. The complaint alleges that defendants unlawfully excluded or delayed generic competition in the gatifloxacin ophthalmic formulations market (generic versions of ZYMAR® and ZYMAXID®). On September 18, 2014, Allergan filed a motion to dismiss for lack of subject matter jurisdiction and joined in co-defendants’ motion to dismiss for failure to state a claim.  The court dismissed Allergan’s motion on May 2, 2015.  Thereafter, Allergan filed an answer to the complaint on June 1, 2015.

The Company believes it has substantial meritorious defenses and intends to defend itself vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Commercial Litigation

Botox® Royalty Dispute. On June 3, 2014, the Regents for the University of the Colorado filed a complaint against Allergan, Inc. and Allergan Botox Limited (together, the “Allergan Parties”) in federal district court in Colorado. The complaint alleges various breaches of a license agreement. On July 24, 2014, plaintiffs filed an amended complaint alleging that the Allergan Parties breached the license agreement with the University of Colorado as follows: (1) failing to use a mutually agreed-upon survey provider for calculation of net BOTOX® sales covered by the license agreement, (2) failing to provide books and records to the University, (3) failing to pay for an inspection by an outside vendor of the Allergan Parties’ books and records, (4) underpaying royalties owed, and (5) failing to prosecute the European patent application number 10169366.1. The Company has reached an agreement with plaintiffs to settle the dispute.

Celexa®/Lexapro® Class Actions. Forest and certain of its affiliates are defendants in three federal court actions filed on behalf of individuals who purchased Celexa® and/or Lexapro® for pediatric use, all of which have been consolidated for pretrial purposes in an MDL proceeding in the federal district court Massachusetts (the “Celexa®/Lexapro® MDL”). These actions, two of which were originally filed as putative nationwide class actions, and one of which is a putative California-wide class action, allege that Forest marketed Celexa® and/or Lexapro® for off-label pediatric use and paid illegal kickbacks to physicians to induce prescriptions of Celexa® and Lexapro®. The complaints assert various similar claims, including claims under the state consumer protection statutes and state common laws. Plaintiffs in the various actions sought to have certified California, Missouri, Illinois and New York state-wide classes. However, only the Missouri state class was certified. Forest subsequently reached an agreement with the MDL plaintiffs to settle the Missouri class claims, including claims by both individuals and third party payors that purchased Celexa® or Lexapro® for use by a minor from 1998 to December 31, 2013, for $7.65 million with a potential to increase the amount to $10.35 million if settling plaintiffs meet certain thresholds. On September 8, 2014 the court granted final approval for the settlement.

Additional actions relating to the promotion of Celexa® and/or Lexapro® have been filed all of which have been consolidated in the Celexa®/Lexapro® MDL. On May 3, 2013, an action was filed in federal court in California on behalf of individuals who purchased Lexapro® for adolescent use, seeking to certify a state-wide class action in California and alleging that our promotion of Lexapro® for adolescent depression has been deceptive. On March 5, 2014 the court granted Forest’s motion to dismiss this complaint. Plaintiff then appealed the district court’s decision to the Court of Appeals for the First Circuit and on February 20, 2015, the First Circuit affirmed the dismissal of the complaint, ruling that Plaintiffs’ California state law claims were preempted by the Federal Food, Drug, and Cosmetic Act (FDCA). On November 13, 2013, an action was filed in federal court in Minnesota seeking to certify a nationwide class of third-party payor entities that purchased Celexa® and Lexapro® for pediatric use. The complaint asserts claims under the federal Racketeer Influenced and Corrupt Organizations Act, alleging that Forest engaged in an off-label marketing scheme and paid illegal kickbacks to physicians to induce prescriptions of Celexa® and Lexapro®. Forest moved to dismiss the complaint and on December 12, 2014, the court issued a ruling dismissing plaintiff’s claims under Minnesota’s Deceptive Trade Practices Act, but denying the remaining portions of the motion. On March 13, 2014, an action was filed in the federal court in Massachusetts by two third-party payors seeking to certify a nationwide class of persons and entities that purchased Celexa® and Lexapro® for use by pediatric use. The complaint asserts claims under the federal Racketeer Influenced and Corrupt Organizations Act, state consumer protection statutes, and state common laws, alleging that Forest engaged in an off-label marketing scheme and paid illegal kickbacks to physicians to induce prescriptions of Celexa® and Lexapro®. The court granted Forest’s motion to dismiss this complaint in its December 12, 2014 ruling. On August 28, 2014, an action was filed in the federal district court in Washington seeking to certify a nationwide class of consumers and subclasses of Washington and Massachusetts consumers that purchased Celexa® and Lexapro® for pediatric use. The complaint asserts claims under the federal Racketeer Influenced and Corrupt Organizations Act, alleging that Forest engaged in off-label marketing scheme and paid illegal kickbacks to physicians to induce prescriptions of Celexa® and Lexapro®. Forest’s response to the complaint was filed on December 19, 2014. On June 16, 2015, the court issued a ruling on the motion to dismiss, granting it in part and denying it in part.

Forest and certain of its affiliates are also named as defendants in two actions filed on behalf of entities or individuals who purchased or reimbursed certain purchases of Celexa® and Lexapro® for pediatric use pending in the Missouri state court. These claims arise from similar allegations as those contained in the federal actions described in the preceding paragraphs. One action, filed on November 6, 2009, was brought by two entities that purchased or reimbursed certain purchases of Celexa® and/or Lexapro®. The complaint asserts claims under the Missouri consumer protection statute and Missouri common law, and seeks unspecified damages and attorneys’ fees. The other action, filed on July 22, 2009, was filed as a putative class action on behalf of a class of Missouri citizens who purchased Celexa® for pediatric use. The complaint asserts claims under the Missouri consumer protection statute and Missouri common law, and seeks unspecified damages and attorneys’ fees. In October 2010, the court certified a class of Missouri domiciliary citizens who purchased Celexa® for pediatric use at any time prior to the date of the class certification order, but who do not have a claim for personal injury. The Company reached agreements with both sets of plaintiffs in the Missouri actions to resolve each matter for payments that are not material to our financial condition or results of operations.

The Company intends to continue to vigorously defend against these actions. At this time, the Company does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

Forest Laboratories Securities Litigation. In February and March 2014, several putative stockholder class actions were brought against Forest, Forest’s directors, Actavis plc, and certain of Actavis’s affiliates. Four actions were filed in the Delaware Court of Chancery and in New York State Supreme Court. The amended complaints in these actions seek, among other remedies, to enjoin Actavis’s proposed acquisition of Forest or damages in the event the transaction closes. The complaints generally allege, among other things, that the members of the Forest Board of Directors breached their fiduciary duties by agreeing to sell Forest for inadequate consideration and pursuant to an inadequate process, and that the disclosure document fails to disclose allegedly material information about the transaction. The complaints also allege that Actavis, and certain of its affiliates, aided and abetted these alleged breaches. On May 28, 2014, the defendants reached an agreement in principle with plaintiffs to settle both actions. The parties entered into a definitive stipulation of settlement on February 6, 2015 and on June 25, 2015, the court approved the settlement agreement.

Furiex Securities Litigation. In May 2014, four putative stockholder class actions were brought against Forest, Furiex Pharmaceuticals, Inc. (“Furiex”), and Furiex’s board of directors in the Delaware Court of Chancery and in North Carolina state court. These actions alleged, among other things, that the members of the Furiex Board of Directors breached their fiduciary duties by agreeing to sell Furiex for inadequate consideration and pursuant to an inadequate process. These actions also alleged that Forest aided and abetted these alleged breaches. These actions sought class certification, to enjoin the proposed acquisition of Furiex, and an award of unspecified damages, attorneys’ fees, experts’ fees, and other costs. Two of the actions also sought rescission of the acquisition and unspecified rescissory damages if the acquisition was completed. On June 23, 2014, the defendants reached an agreement in principle with plaintiffs regarding a settlement of all actions, and on January 15, 2015, the parties entered into a stipulation of settlement which is subject to court approval. On July 1, 2015, the court approved the settlement agreement.

Telephone Consumer Protection Act Litigation. A putative class action complaint against Anda, Inc. (“Anda”), a subsidiary of the Company, in Missouri state court alleging conversion and alleged violations of the Telephone Consumer Protection Act (“TCPA”) and Missouri Consumer Fraud and Deceptive Business Practices Act. An amended complaint alleges that by sending unsolicited facsimile advertisements, Anda misappropriated the class members’ paper, toner, ink and employee time when they received the alleged unsolicited faxes, and that the alleged unsolicited facsimile advertisements were sent to the plaintiff in violation of the TCPA and Missouri Consumer Fraud and Deceptive Business Practices Act. The complaint seeks to assert class action claims on behalf of the plaintiff and other similarly situated third parties. On May 19, 2011, the plaintiff’s filed a motion seeking certification of a class of entities with Missouri telephone numbers who were sent Anda faxes for the period January 2004 through January 2008 but the court vacated the class certification hearing until the FCC Petition, described in more detail below, was addressed. On May 1, 2012, a separate action was filed in federal court in Florida, purportedly on behalf of the “end users of the fax numbers in the United States but outside Missouri to which faxes advertising pharmaceutical products for sale by Anda were sent.” On July 10, 2012, Anda filed its answer and affirmative defenses. The parties filed a joint motion to stay the action pending the resolution of the FCC Petition which the court granted. In addition, in October 2012, Forest and certain of its affiliates were named as defendants, in a putative class action in federal court in Missouri. This suit alleges that Forest and another defendant violated the TCPA and was filed on behalf of a proposed class that includes all persons who, from four years prior to the filing of the action, were sent telephone facsimile messages of material advertising the commercial availability of any property, goods, or services by or on behalf of defendants, which did not display an opt-out notice compliant with a certain regulation promulgated by the FCC. On July 17, 2013, the district court granted Forest’s motion to stay the action pending the administrative proceeding initiated by the pending FCC Petition and a separate petition Forest filed.

In a related matter, in November 2010 Anda filed a petition with the FCC, asking the FCC to clarify the statutory basis for its regulation requiring “opt-out” language on faxes sent with express permission of the recipient (the “FCC Petition”). On May 2, 2012, the Consumer & Governmental Affairs Bureau of the FCC dismissed the FCC Petition. On May 14, 2012, Anda filed an application for review of the Bureau’s dismissal by the full Commission, requesting the FCC to vacate the dismissal and grant the relief sought in the FCC Petition. The FCC did not rule on the application for review. On June 27, 2013, Forest filed a Petition for Declaratory Ruling with the FCC requesting that the FCC find that (1) the faxes at issue in the action complied, or substantially complied with the FCC regulation, and thus did not violate it, or (2) the FCC regulation was not properly promulgated under the TCPA. On January 31, 2014, the FCC issued a Public Notice seeking comment on several other recently-filed petitions, all similar to the one Anda filed in 2010. On October 30, 2014, the FCC issued a final order on the FCC Petition granting Anda, Forest and several other petitioners a retroactive waiver of the opt-out notice requirement for all faxes sent with express consent. The litigation plaintiffs, who had filed comments on the January 2014 Public Notice, have appealed the final order to the Court of Appeals for the District of Columbia. Anda, Forest and other petitioners have moved to intervene in the appeal seeking review of that portion of the FCC final order addressing the statutory basis for the opt out/express consent portion of the regulation.

Anda and Forest believe they have substantial meritorious defenses to the putative class actions brought under the TCPA, and intend to defend the actions vigorously. However, these actions, if successful, could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Prescription Drug Abuse Litigation. On May 21, 2014, the California counties Santa Clara and Orange filed a lawsuit in California state court on behalf of the State of California against several pharmaceutical manufacturers. Plaintiffs named Actavis plc in the suit. The California plaintiffs filed an amended complaint on June 9, 2014. On June 2, 2014, the City of Chicago also filed a complaint in Illinois state court against the same set of defendants, including Actavis plc, that were sued in the California Action. Co-defendants in the action removed the matter to the federal court in Illinois. Both the California and Chicago complaints allege that the manufacturer defendants engaged in a deceptive campaign to promote their products in violation of state and local laws. Each of the complaints seeks unspecified monetary damages, penalties and injunctive relief. Defendants have moved to dismiss the complaints in each action. On May 8, 2015, the court in the Chicago litigation granted the Company’s motion to dismiss the complaint but has given plaintiff the opportunity to replead its claims.  The Company anticipates that additional suits will be filed. The Company believes it has several meritorious defenses to the claims alleged. However, an adverse determination in these actions could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Testosterone Replacement Therapy Class Action. On November 24, 2014, the Company was served with a putative class action complaint filed on behalf a class of third party payers in federal court in Illinois. The suit alleges that the Company and other named pharmaceutical defendants violated various laws including the federal Racketeer Influenced and Corrupt Organizations Act and state consumer protection laws in connection with the sale and marketing of certain testosterone replacement therapy pharmaceutical products (“TRT Products”), including the Company’s Androderm® product. This matter was filed in the TRT Products Liability MDL, described in more detail below, notwithstanding that it is not a product liability matter. Plaintiff alleges that it reimbursed third parties for dispensing TRT Products to beneficiaries of its insurance policies. Plaintiff seeks to obtain certain equitable relief, including injunctive relief and an order requiring restitution and/or disgorgement, and to recover damages and multiple damages in an unspecified amount. Defendants filed a joint motion to dismiss the complaint, after which plaintiff amended its complaint.  Defendants jointly filed a motion to dismiss the amended complaint and the motion remains pending. The Company believes it has substantial meritorious defenses to the claims alleged and intends to vigorously defend the action. However, an adverse determination in the case could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

TNS Products Litigation. On March 19, 2014, a complaint was filed in the federal district court in California. The complaint alleges violations of the California Unfair Competition Law, the Consumers Legal Remedies Act, and the False Advertising Law, and deceit. On June 2, 2014, Plaintiff filed a first amended complaint. On June 23, 2014, Allergan filed a motion to dismiss the first amended complaint. On September 5, 2014, the court granted-in-part and denied-in-part Allergan’s motion to dismiss. On September 8, 2014, the court set trial for September 1, 2015. On November 4, 2014, Allergan and SkinMedica filed a motion to dismiss. On January 7, 2015, Allergan and SkinMedica’s motion to dismiss was denied.  The case is currently stayed pending the decision of the Ninth Circuit Court of Appeals in another matter involving similar legal issues. The Company believes it has substantial meritorious defenses and intends to defend itself vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

West Virginia Prescription Drug Abuse Litigation. On June 26, 2012, the State of West Virginia filed a lawsuit against multiple distributors of prescription drugs, including Anda. The complaint generally alleges that the defendants distributed prescription drugs in West Virginia in violation of state statutes, regulation and common law. The complaint seeks injunctive relief and unspecified damages and penalties. On January 3, 2014, plaintiff filed an amended complaint which the defendants moved to dismiss. On December 16, 2014, the court issued an order denying the defendants’ motion to dismiss. The case is in its preliminary stages and the Company believes it has substantial meritorious defenses to the claims alleged. However, an adverse determination in the case could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Employment Litigation

In July 2012, Forest and certain of its affiliates were named as defendants in an action brought by certain former company sales representatives and specialty sales representatives in the federal district court in New York. The action is a putative class and collective action, and alleges class claims under Title VII for gender discrimination with respect to pay and promotions, as well as discrimination on the basis of pregnancy, and a collective action claim under the Equal Pay Act. The proposed Title VII gender class includes all current and former female sales representatives employed by the Company throughout the U.S. from 2008 to the date of judgment, and the proposed Title VII pregnancy sub-class includes all current and former female sales representatives who have been, are, or will become pregnant while employed by the Company throughout the U.S. from 2008 to the date of judgment. The proposed Equal Pay Act collective action class includes current, former, and future female sales representatives who were not compensated equally to similarly-situated male employees during the applicable liability period. The Second Amended Complaint also includes non-class claims on behalf of certain of the named Plaintiffs for sexual harassment and retaliation under Title VII, and for violations of the Family and Medical Leave Act. On August 14, 2014, the court issued a decision on the Company’s motion to dismiss, granting it in part and denying it in part, striking the plaintiffs’ proposed class definition and instead limiting the proposed class to a smaller set of potential class members and dismissing certain of the individual plaintiffs’ claims. Plaintiffs filed a motion for conditional certification of an Equal Pay Act collective action on May 22, 2015 which the Company has opposed. The litigation is still in its early stages and the parties are beginning to work on discovery matters. The Company intends to continue to vigorously defend against this action. At this time, the Company does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

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

Patent Litigation

Patent Enforcement Matters

Amrix®. In August 2014, Aptalis Pharmatech, Inc. (“Aptalis”) and Ivax International GmbH (“Ivax”), Aptalis’s licensee for Amrix®, brought an action for infringement of U.S. Patent No. 7,790,199 (the “‘199 patent”), and 7,829,121 (the “‘121 patent”) in the U.S. District Court for the District of Delaware against Apotex Inc. and Apotex Corp. (collectively “Apotex”). Apotex has notified Aptalis that it has filed an ANDA with the FDA seeking to obtain approval to market a generic version of Amrix® before these patents expire. (The ‘199 and ‘121 patents expire in November 2023.) This lawsuit triggered an automatic stay of approval of Apotex’s ANDA until no earlier than December 27, 2016 (unless a court issues a decision adverse to Forest sooner, and subject to any other exclusivities, such as a first filer 180 day market exclusivity). Trial is scheduled to begin on November 16, 2015. The Company believes it has meritorious claims to prevent the generic applicant from launching a generic version of Amrix®. However, there can be no assurance a generic version will not be launched.

Atelvia®. In August and October 2011 and March 2012, Warner Chilcott received Paragraph IV certification notice letters from Watson Laboratories, Inc. – Florida (together with Actavis, Inc. (formerly Watson Pharmaceuticals, Inc.) and its subsidiaries,

“Actavis”), Teva and Ranbaxy Laboratories Ltd. (together with its affiliates, “Ranbaxy”) indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of Atelvia® 35 mg tablets (“Atelvia®”). The notice letters contend that Warner Chilcott’s U.S. Patent Nos. 7,645,459 (the “‘459 Patent”) and 7,645,460 (the “‘460 Patent”), two formulation and method patents expiring in January 2028, are invalid, unenforceable and/or not infringed. Warner Chilcott filed a lawsuit against Actavis in October 2011, against Teva in November 2011 and against Ranbaxy in April 2012 in the U.S. District Court for the District of New Jersey charging each with infringement of the ‘459 Patent and ‘460 Patent. On August 21, 2012, the United States Patent and Trademark Office issued to the Company U.S. Patent No. 8,246,989 (the “‘989 Patent”), a formulation patent expiring in January 2026. The Company listed the ‘989 Patent in the FDA’s Orange Book, each of Actavis, Teva and Ranbaxy amended its Paragraph IV certification notice letter to contend that the ‘989 Patent is invalid and/or not infringed, and Warner Chilcott amended its complaints against Actavis, Teva and Ranbaxy to assert the ‘989 Patent. On October 2, 2013, Actavis divested its ANDA to Amneal Pharmaceuticals (“Amneal”). In September 2013, Warner Chilcott received a Paragraph IV certification notice letter from Impax Laboratories, Inc. (“Impax”) indicating that it had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of Atelvia®. Warner Chilcott filed a lawsuit against Impax on October 23, 2013, asserting infringement of the ‘459, ‘460, and ‘989 patents. On June 13, June 30, and July 15, 2014, the Company entered into settlement agreements with Ranbaxy, Amneal and Impax, respectively. Each agreement permits Ranbaxy, Amneal and Impax to launch generic versions of Atelvia® on July 9, 2025, or earlier in certain circumstances. Trial against Teva began on July 14, 2014 and concluded on July 18, 2014. On March 4, 2015, the District Court ruled that the claims at issue in the litigation are invalid for obviousness. The Company intends to appeal this ruling. On March 5, 2015, the Company filed a motion for entry of an injunction or stay pending appeal seeking to enjoin Teva from launching a generic version of Atelvia® pending such appeal. On March 30, 2015, the District Court denied the Company’s motion for entry of an injunction or stay during the pendency of an appeal, but temporarily enjoined Teva from launching its generic product for 10 business days following entry of the order so that the Company could move before the Federal Circuit for an injunction pending appeal. On April 27, 2015, the Federal Circuit temporarily enjoined Teva from launching its generic product pending resolution of the Company’s motion for an injunction pending appeal.  The Federal Circuit denied the Company’s motion on May 15, 2015, and Teva launched their generic version of Atelvia®.  Appellate briefing is ongoing.

While the Company intends to vigorously defend the ‘459 Patent, the ‘460 Patent, and the ‘989 Patent and pursue its legal rights, the Company can offer no assurance as to when the lawsuit will be decided, whether such lawsuit will be successful.

Canasa ®. In July 2013, Aptalis Pharma US, Inc. and Aptalis Pharma Canada Inc. (“Aptalis”) brought actions for infringement of U.S. Patent Nos. 8,217,083 (the “‘083 patent”) and 8,436,051 (the “‘051 patent”) in the U.S. District Court for the District of New Jersey against Mylan and Sandoz. These companies have notified Aptalis that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Canasa® before these patents expire. Amended complaints were filed against these companies in November 2013 adding claims for infringement of U.S. Patent No. 7,854,384 (the “‘384 patent”). The ‘083, ‘051, and ‘384 patents expire in June 2028. Trial in the Mylan action is scheduled to begin in June 2016.  The Company believes it has meritorious claims to prevent the generic applicants from launching a generic version of Canasa®. However, there can be no assurance a generic version will not be launched.

Combigan® I. After Sandoz, Inc. (“Sandoz”), Alcon Research, Ltd. and its affiliates (“Alcon”), Hi-Tech, Apotex, Watson Pharma, Inc. and Watson Pharmaceuticals, Inc. (“Watson,” and collectively, the “Combigan Defendants”) each filed an ANDA seeking approval of generic forms of Combigan®, brimonidine tartrate 0.2%, timolol maleate 0.5% ophthalmic solution. Allergan, Inc. (“Allergan”) received Paragraph IV invalidity and noninfringement certifications from the Combigan Defendants contending that U.S. Patent Numbers 7,030,149 (the “’149 Patent”), 7,320,976 (the “’976 Patent”), 7,323,463 (the “’463 Patent”) and 7,642,258 (the “’258 Patent”) (collectively, the “Combigan Patents”) are invalid or not infringed by the proposed generic products. Allergan filed a complaint against the Combigan Defendants in the U.S. District Court for the Eastern District of Texas, Marshall Division, alleging infringement of the Combigan Patents. Before trial, Allergan settled with Hi-Tech. In 2011, the U.S. District Court held a bench trial and issued its opinion holding that the Combigan Patents are not invalid and are infringed by defendants’ proposed products, and entered a final judgment and injunction in Allergan’s favor. In May 2013, the U.S. Court of Appeals for the Federal Circuit affirmed the ruling of the U.S. District Court finding that the ʼ149 Patent is not invalid, affirmed the District Court’s claim construction ruling and reversed the District Court’s ruling finding that the asserted claims of the ʼ463 Patent are not invalid; the Court of Appeals declined to address the claims regarding the ʼ976 Patent and the ʼ258 Patent. In January 2014, Sandoz and Alcon filed a Petition for Writ of Certiorari to the U.S. Supreme Court appealing this Court of Appeals ruling. In September and October 2013, Sandoz, Alcon, and Apotex filed a motion seeking to modify the permanent injunction issued by the U.S. District Court for the Eastern District of Texas. In December 2013, the U.S. District Court for the Eastern District of Texas denied Sandoz, Alcon, and Apotex’s motion to modify the permanent injunction. In February 2014, Sandoz, Alcon and Apotex filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit appealing this District Court ruling. In March 2014, the U.S. Supreme Court denied Sandoz, Alcon and Falcon’s Petition for Writ of Certiorari. In December 2014, the U.S. Court of Appeals for the Federal Circuit heard oral argument and affirmed the decision of the U.S. District Court for the Eastern District of Texas denying Sandoz, Alcon, and Apotex’s amended motion to modify the injunction. In February 2015, Sandoz and Alcon filed a petition for panel rehearing and rehearing en banc. In April 2015, the U.S. Court of Appeals for the Federal Circuit denied Sandoz and Alcon’s Petition for rehearing and rehearing en banc. On April 3, 2015, Allergan entered into a settlement agreement with Apotex. In April 2015, Allergan filed a stipulated voluntary dismissal of the Apotex defendants with respect to the rehearing petition appeal. On April 28, 2015, the District Court for the Eastern District of Texas entered the Mandate of the U.S. Court of Appeals for the Federal Circuit.

Combigan® II. In 2012, Allergan filed a complaint against Sandoz, Alcon, Apotex and Watson in the U.S. District Court for the Eastern District of Texas, Marshall Division, alleging that their proposed products infringe U.S. Patent Number 8,133,890 (the “ʼ890 Patent”), and subsequently amended their complaint to assert infringement of U.S. Patent Number 8,354,409 (the “ʼ409 Patent”). In March 2013, Allergan received a Paragraph IV invalidity and noninfringement certification from Sandoz, contending that the ʼ890 Patent is invalid and not infringed by the proposed generic product. In October 2013, Allergan filed a motion to stay and administratively close the Combigan II matter, which was granted. In April 2015, Allergan filed a stipulation of dismissal and the U.S. District Court granted the Order with respect to the Watson defendants.

Combigan® III. On January 26, 2015, Allergan received a Paragraph IV letter from Sandoz contending that U.S. Patent Numbers 7,030,149 (the “’149 Patent”), 7,320,976 (the “’976 Patent”), 7,642,258 (the “’258 Patent”), and 8,748,425 (the “’425 Patent”) are invalid and not infringed by the proposed generic product. In March 2015, Allergan filed a complaint against Sandoz in the U.S. District Court for the Eastern District of Texas, Marshall Division, alleging that their proposed products infringe the ʼ149 Patent, the ʼ976 Patent, the ʼ258 Patent, and the ʼ425 Patent (collectively, the “Combigan Patents”). In April 2015, Sandoz filed a counterclaim against Allergan.  On July 30, 2015, the District Court set the bench trial for February 6, 2017.

Combigan® IPR. On March 10, 2015, Allergan received a notification letter that an Inter Partes Review of the USPTO (“IPR”) petition was filed by Ferrum Ferro Capital, LLC (“FFC”) regarding U.S. Patent No. 7,030,149, expiring in April 2022 (the “’149 Patent”). FFC filed the IPR petition on March 9, 2015. Allergan filed its Patent Owner’s Preliminary Response on June 22, 2015.

Combigan® FFC Extortion. On June 19, 2015, Allergan filed a complaint against Ferrum Ferro Capital, LLC and Kevin Barnes (collectively, “FFC”) in the U.S. District Court for the Central District of California, Southern Division, alleging civil extortion, malicious prosecution, and unfair business practices arising from U.S. Patent Laws regarding the IPR petition regarding U.S. Patent No. 7,030,149, expiring in April 2022 (the “’149 Patent”) filed by FFC on March 9, 2015.

Enablex®. On December 18, 2013, Warner Chilcott Company LLC and Warner Chilcott (US) LLC (“Warner Chilcott”) sued Torrent Pharmaceuticals Ltd. and Torrent Pharma Inc. (together, “Torrent”) in the U.S. District Court for the District of Delaware, alleging that sales of Torrent’s darifenacin tablets, a generic version of Warner Chilcott’s Enablex®, would infringe U.S. Patent No. 6,106,864 (the “‘864 patent”). The complaint seeks injunctive relief. Pursuant to the provisions of the Hatch-Waxman Act, the FDA is precluded from granting final approval to Torrent until the earlier of thirty months after the generic applicant provided Warner Chilcott with notice of its ANDA filing or the generic applicant prevails in the pending litigation, subject to any other exclusivities, such as a first filer 180 day market exclusivity.

On June 6, 2014, Warner Chilcott sued Amneal Pharmaceuticals LLC and Amneal Pharmaceuticals of New York, LLC (together, “Amneal”) in the U.S. District Court for the District of Delaware, alleging that sales of Amneal’s darifenacin tablets, a generic version of Warner Chilcott’s Enablex®, would infringe the ‘864 patent. The complaint seeks injunctive relief. Pursuant to the provisions of the Hatch-Waxman Act, the FDA is precluded from granting final approval to Amneal until the earlier of thirty months after the generic applicant provided Warner Chilcott with notice of its ANDA filing or the generic applicant prevails in the pending litigation, subject to any other exclusivities, such as a first filer 180 day market exclusivity. On July 7, 2014, Warner Chilcott settled with Torrent.  Warner Chilcott also settled with Amneal on September 24, 2014.  Warner Chilcott has also received a Notice Letter dated June 19, 2014 from Apotex Corp et al. and an analogous complaint was filed.

Under the settlement agreements entered into in the third quarter of 2010 to resolve outstanding patent litigation, each of Teva, Anchen Pharmaceuticals, Inc. (“Anchen”) and Watson agreed not to launch a generic version of Enablex® until the earlier of March 15, 2016 (or June 15, 2016, if a 6-month pediatric extension of regulatory exclusivity is granted) or, among other circumstances, (i) the effective date of any license granted to a third party for a generic Enablex® product or (ii) in the event a third party launches a generic Enablex® product “at risk” and injunctive relief is not sought or granted.

The Company believes it has meritorious claims to prevent Apotex from launching a generic version of Enablex®. However, if Apotex prevails in the pending litigation or launches a generic version of Enablex® before the pending or any subsequent litigation is finally resolved, it could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Generess® Fe. On November 22, 2011, Warner Chilcott Company (“Warner Chilcott”) sued Mylan Inc., Mylan Pharmaceuticals Inc. and Famy Care Ltd. (collectively, “Mylan”) in the U.S. District Court for the District of New Jersey, alleging that sales of norethindrone and ethinyl estradiol and ferrous fumarate tablets, a generic version of Warner Chilcott’s Generess® Fe tablets (which is exclusively licensed by Warner Chilcott), would infringe U.S. Patent No. 6,667,050 (the “‘050 patent”). The complaint seeks injunctive relief. On December 12, 2011 Warner Chilcott sued Lupin Ltd. and Lupin Pharmaceuticals, Inc. (“Lupin”) in the U.S. District Court for the District of New Jersey, alleging that sales of Lupin’s generic version of Generess® Fe would infringe the ‘050 patent. The trial concluded on February 21, 2014. On April 14, 2014 Warner Chilcott reached an agreement with Mylan and the counterparties to settle their case. Under the terms of the settlement, Mylan may launch its ANDA product on April 1, 2015, or Mylan can launch an authorized generic version of Generess® Fe on October 1, 2015. The litigation against Lupin is still pending. On April 29, 2014, the District Court ruled that the ‘050 patent is invalid. Warner Chilcott has appealed the decision.  Lupin and Warner Chilcott have entered into a settlement agreement and moved the District Court for an indicative ruling that it would vacate the prior decision if the pending appeal is remanded. On April 8, 2015, the District Court granted the parties’ motion. On May 18, 2015, the District Court vacated its prior judgment and opinion.  On June 4, 2015, the Federal Circuit terminated the appeal.  On July 23, 2015, the District Court dismissed the case.

Latisse® III. In December 2014, Allergan and Duke filed a complaint for declaratory judgment of infringement of U.S. Patent Nos. 8,906,962 (the “’962 Patent”) against Apotex. In January 2015, Allergan and Duke subsequently filed an amended complaint against Apotex to assert infringement of U.S. Patent Number 8,926,953 (the “’953 Patent”). In March 2015, Allergan and Duke filed a second amended complaint asserting only the ’953 Patent. Apotex filed a motion to dismiss for failure to state a claim with respect to the ’953 Patent.

In December 2014, Allergan and Duke filed a complaint for infringement of U.S. Patent No. 8,906,962 (the “’962 Patent”) against Sandoz, Inc. (“Sandoz”), Akorn, Inc. (“Akorn”), Hi-Tech Pharmacal Co., Inc. (“Hi-Tech”), and Actavis, Inc., Watson Laboratories, Inc., and Actavis Pharma, Inc. (collectively, “Actavis”). In January 2015, Allergan and Duke subsequently filed an amended complaint against Sandoz, Akorn, Hi-Tech, and Actavis to assert infringement of U.S. Patent Number 8,926,953 (the “’953 Patent”). In March 2015, Allergan filed a notice of voluntary dismissal as to the Actavis defendants. In March 2015, Allergan and Duke filed a motion for leave to file a second amended complaint asserting only the ’953 Patent.  In April 2015, Sandoz filed a motion to dismiss for failure to state a claim.  In May 2015, Akorn and Hi‑Tech filed a motion to dismiss for failure to state a claim.  On May 19, 2015, the court entered an opinion and order granting Allergan and Duke’s motion for leave to file a second amended complaint, which will render moot Apotex’s motion to dismiss for failure to state a claim, Allergan and Duke’s motion to dismiss Apotex’s counterclaims, Sandoz’s motion to dismiss for failure to state a claim, and Akorn and Hi‑Tech’s motion to dismiss for failure to state a claim.  On May 22, 2015, Allergan and Duke filed a second amended complaint. On June 22, 2015, Apotex and Sandoz filed separate motions to dismiss for failure to state a claim.  On July 2, 2015, Akorn and Hi-Tech filed a motion for judgment on the pleadings.

Lo Loestrin® Fe. In July 2011 and April 2012, Warner Chilcott received Paragraph IV certification notice letters from Lupin and Actavis indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of Warner Chilcott’s oral contraceptive, Lo Loestrin® Fe. The notice letters contend that the ‘394 Patent and Warner Chilcott’s U.S. Patent No. 7,704,984 (the “‘984 Patent”), which cover Lo Loestrin® Fe and expire in 2014 and 2029, respectively, are invalid and/or not infringed. Warner Chilcott filed a lawsuit against Lupin in September 2011 and against Actavis in May 2012 in the U.S. District Court for the District of New Jersey charging each with infringement of the ‘394 Patent and the ‘984 Patent. On October 2, 2013, Actavis divested its ANDA to Amneal Pharmaceuticals. On January 17, 2014, the District Court issued its decision that the ‘984 Patent is valid and infringed by Lupin’s and Amneal’s respective ANDAs and the United States Court of Appeals for the Federal Circuit issued its decision affirming the District Court and upholding the validity of the ‘984 Patent on October 22, 2014.

In September 2013, Warner Chilcott received Paragraph IV certification notice letter from Mylan and Famy Care indicating that they had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of Warner Chilcott’s oral contraceptive, Lo Loestrin® Fe. The notice letter contends that Warner Chilcott’s ‘984 Patent, which covers Lo Loestrin® Fe and expires in 2029, is invalid and/or not infringed. Warner Chilcott filed a lawsuit against Mylan in October 2013 in the U.S. District Court for the District of New Jersey charging Mylan and Famy Care with infringement of the ‘984 Patent. The complaint seeks injunctive relief. The lawsuit results in a stay of FDA approval of Mylan and Famy Care’s ANDA for 30 months from the date of Warner Chilcott’s receipt of the notice letter, subject to the prior resolution of the matter before the court. The Mylan/Famy Care case is not consolidated with the Lupin case and is currently pending in the District Court. On February 3, 2015, Mylan filed an IPR before the Patent Trial and Appeal Board, U.S. Patent and Trademark Office (“USPTO Appeal Board”), (No. 2015-00682), with respect to the ‘984 patent.

While the Company intends to vigorously defend the ‘984 Patent and pursue its legal rights, it can offer no assurance as to when the lawsuits will be decided, whether such lawsuits will be successful or that a generic equivalent of Lo Loestrin® Fe will not be approved and enter the market prior to the expiration of the ‘984 Patent in 2029.

Lumigan® 0.01%. After Sandoz, Lupin, Hi-Tech and Watson (the “Lumigan Defendants”) each filed an ANDA seeking approval of a generic form of Lumigan® 0.01% bimatoprost ophthalmic solution, Allergan received Paragraph IV invalidity and noninfringement certifications contending that U.S. Patent Numbers 7,851,504 (the “’504 Patent”) and 5,688,819 (the “’819 Patent”) (collectively, the “Lumigan Patents”) are invalid or not infringed by the proposed generic products. Allergan filed complaints against the Lumigan Defendants in the U.S. District Court for the Eastern District of Texas alleging that their proposed products infringe the Lumigan Patents. In January 2013, Allergan filed an amended complaint against the Lumigan Defendants alleging that, in addition to the Lumigan Patents, the defendants’ proposed generic products infringe U.S. Patent Numbers 8,278,353 (the “’353 Patent”), 8,299,118 (the “’118 Patent”), 8,309,605 (the “’605 Patent”), and 8,338,479 (the “’479 Patent”) (collectively, the “Additional Lumigan Patents”). In July 2013, a bench trial was held and the U.S. District Court for the Eastern District of Texas took the matter under submission. In 2013, after Lupin and Watson separately filed an ANDA with the FDA seeking approval to market a generic version of Lumigan® 0.01%, Allergan received Paragraph IV invalidity and noninfringement certifications from Lupin and Watson, contending that the Additional Lumigan Patents are invalid and not infringed by the proposed generic product. In January 2014, the U.S. District Court issued its opinion holding that the Lumigan Patents and Additional Lumigan Patents (excluding the ʼ819 Patent, which claim was previously dismissed by Allergan) are not invalid and are infringed by the Lumigan Defendants’ proposed products and entered a final judgment and injunction in Allergan’s favor and against the Lumigan Defendants. In February 2014, the Lumigan Defendants filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit. On May 7, 2015, the U.S. Court of Appeals for the Federal Circuit heard oral argument and took the matter under submission. On August 4, 2015, the U.S. Court of Appeals for the Federal Circuit entered an opinion and judgment affirming the U.S. District Court’s ruling in favor of Allergan and found that Allergan’s patents are not invalid and the defendants’ proposed products infringe the claims of the ʼ504, ʼ605, and ʼ479 patents.

Minastrin® 24 Fe. On June 6, 2014, Warner Chilcott sued Lupin Atlantis Holdings SA, Lupin Ltd. and Lupin Pharmaceuticals, Inc. (collectively, “Lupin”) in the U.S. District Court for the District of Maryland, alleging that sales of Lupin’s norethindrone and ethinyl estradiol chewable tablets, a generic version of Warner Chilcott’s Minastrin® 24 Fe, would infringe U.S. Patent 6,667,050 (the “‘050 patent”). The Complaint seeks an injunction. Pursuant to the provisions of the Hatch-Waxman Act, the FDA is precluded from granting final approval to the generic applicants until the earlier of thirty months after the generic applicant provided Warner Chilcott with notice of its Abbreviated New Drug Application (“ANDA”) filing or the generic applicant prevails in the pending litigation. Warner Chilcott further notes that FDA will not approve any ANDA product before May 8, 2016 due to Minastrin® 24 Fe’s new dosage form exclusivity, which expires on that date. The litigation against Lupin is pending. Warner Chilcott notes that on April 29, 2014, several of the claims of the ‘050 patent were declared invalid in the Generess litigation discussed above. Warner Chilcott has appealed the Generess decision and the appeal is currently pending. Lupin and Warner Chilcott have entered into a settlement agreement and have moved the District Court in the Generess matter for an indicative ruling that it would vacate the decision in Generess if the pending appeal in that case is remanded. On April 8, 2015, the District Court granted the parties’ motion and the Generess appeal has been terminated.  The parties request that the District Court in Generess vacate its prior opinion was granted on May 18, 2015. This case was dismissed on May 18, 2015.

Namenda XR®. Between January and October 2014, Forest Laboratories, Inc., Forest Laboratories Holdings, Ltd. (collectively, “Forest”) and Merz Pharma (“Merz”) and Adamas Pharmaceuticals (“Adamas”), Forest’s licensors for Namenda XR® (all collectively, “Plaintiffs”), brought actions for infringement of some or all of U.S. Patent Nos. 5,061,703 (the “‘703 patent”), 8,039,009 (the “’009 patent”), 8,168,209 (the “‘209 patent”), 8,173,708 (the “‘708 patent”), 8,283,379 (the “‘379 patent”), 8,329,752 (the “‘752 patent”), 8,362,085 (the “‘085 patent”), and 8,598,233 (the “‘233 patent”) in the U.S. District Court for the District of Delaware against Wockhardt, Teva, Sun, Apotex, Anchen, Zydus, Watson, Par, Mylan, Amneal, Ranbaxy, and Amerigen, and related subsidiaries and affiliates thereof. These companies have notified Plaintiffs that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Namenda XR® before these certain patents expire. Including a 6‑month pediatric extension of regulatory exclusivity, the ‘703 patent expires in October 2015, the ‘009 patent expires in September 2029, and the ‘209 patent, ‘708 patent, ‘379 patent, ‘752 patent, ‘085 patent, and the ‘233 patent expires in May 2026. These lawsuits triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than June 2016 (unless a court issues a decision adverse to Plaintiffs sooner). On June 11, 2014, Mylan filed a motion to dismiss for lack of personal jurisdiction, which the District Court denied on March 30, 2015. On December 18, 2014, Ranbaxy filed an IPR before the Patent Trial and Appeal Board, U.S. Patent and Trademark Office (“USPTO Appeal Board”), with respect to the ‘085 patent. Adamas filed a preliminary response on April 14, 2015. On May 1, 2015, Forest entered into a settlement agreement with Ranbaxy. On May 15, 2015, the USPTO Appeal Board granted Adamas and Ranbaxy’s joint motion to terminate the case. On October 17, 2014, Forest and Actavis Laboratories FL, Inc. (f/k/a Watson Laboratories, Inc. — Florida) (“Actavis”) filed a stipulation dismissing their respective claims without prejudice. On November 3, 2014, Plaintiffs entered into a settlement agreement with Wockhardt. Under the terms of the settlement agreement, and subject to review of the settlement terms by the U.S. Federal Trade Commission, Plaintiffs will provide a license to Wockhardt that will permit it to launch its generic version of Namenda XR® as of the date that is the later of (a) two (2) calendar months prior to the expiration date of the last to expire of the ‘703 patent, the ‘209 patent, the ‘708 patent, the ‘379 patent, the ‘752 patent, the ‘085 patent, and the ‘233 patent, including any extensions and/or pediatric exclusivities; or (b) the date that Wockhardt obtains final FDA approval of its ANDA, or earlier in certain circumstances. On January 13, 2015, Plaintiffs entered into settlement agreements with Anchen and Par. Under the terms of the settlement agreements, and subject to review of the settlement terms by the U.S. Federal Trade Commission, Plaintiffs will provide licenses to Anchen and Par that will permit them to launch their generic versions of Namenda XR® as of the date that is the later of (a) two (2) calendar months prior to the expiration date of the last to expire of the ‘209 patent, the ‘708 patent, the ‘379 patent, the ‘752 patent, the ‘085 patent, and the ‘233 patent, as well as the ‘009 patent for Par only, including any extensions and/or pediatric exclusivities; or (b) the dates that Anchen and Par obtain final FDA approval of their respective ANDAs, or earlier in certain circumstances. On May 11, 2015, Forest entered into a settlement agreement with Sun. Trial is scheduled to begin in February 2016. The Company believes it has meritorious claims to prevent the generic applicants from launching a generic version of Namenda XR®. However, there can be no assurance a generic version will not be launched.

Rapaflo®. On June 17, 2013, Actavis, Inc., Watson Laboratories, Inc. (“Actavis”), and Kissei Pharmaceutical Co., Ltd. (“Kissei”) sued Hetero USA Inc., Hetero Labs Limited, and Hetero Labs Limited, Unit 3 (collectively, “Hetero”) in the U.S. District Court for the District of Delaware, alleging that sales of silodosin tablets, a generic version of Actavis’ Rapaflo® tablets would infringe U.S. Patent No. 5,387,603 (the “‘603 patent”). On June 17, 2013 Actavis and Kissei sued Sandoz Inc. (“Sandoz”) in the U.S. District Court for the District of Delaware, alleging that sales of Sandoz’s generic version of Rapaflo® would infringe the ‘603 patent. The complaints seeks injunctive relief. On December 22, 2014, the Actavis and Kissei completed a settlement agreement with Hetero. Actavis and Kissei’s lawsuit against Sandoz has been consolidated and remains pending. Pursuant to the provisions of the Hatch-Waxman Act, the FDA is precluded from granting final approval to the generic applicants prior to April 8, 2016. The Company believes it has meritorious claims to prevent the generic applicants from launching a generic version of Rapaflo®. However, if a generic applicant prevails in the pending litigation or launches a generic version of Rapaflo® before the pending litigation is finally resolved, it could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Restasis®.  On July 15, 2015, the Company issued a press release indicating that the Company received a notice letter dated July 10, 2015 from Akorn Pharmaceuticals (“Akorn”) stating that the FDA has received Akorn’s ANDA containing a Paragraph IV patent certification seeking approval to market a generic version of Restasis®.  On July 28, 2015, the FDA opened the public docket.  In addition, the Company has received Paragraph IV certification notice letters from other ANDA filers seeking approval to market generic versions of Restasis®, each claiming non-infringement and/or invalidity of five patents listed in the Orange Book, each expiring in August 2024.  The Company is evaluating patent infringement actions in response to these ANDA filings.

Restasis® IPR. On June 4, 2015, Apotex filed Inter Partes Review petitions in the United States Patent Office asserting that the claims of U.S. Patent Numbers 8,629,111 (the “’111 patent”), 8,633,162 (the “’162 patent”), 8,642,556 (the “’556 patent”), 8,648,048 (the “’048 patent”), and 8,685,930 (the “’930 patent”) listed in the Orange Book under RESTASIS® (collectively, the “Restasis Patents”) are unpatentable. Allergan will be filing its Preliminary Patent Owner’s Response in September 2015.

Saphris®. Between September 2014 and May 2015, Forest Laboratories, LLC, and Forest Laboratories Holdings, Ltd. (collectively, “Forest”) brought actions for infringement of some or all of U.S. Patent Nos. 5,763,476 (the “‘476 patent”), 7,741,358 (the “‘358 patent”) and 8,022,228 (the “‘228 patent”) in the U.S. District Court for the District of Delaware against Sigmapharm Laboratories, LLC (“Sigmapharm”), Hikma Pharmaceuticals, LLC (“Hikma”), Breckenridge Pharmaceutical, Inc. (“Breckenridge”), Alembic Pharmaceuticals, Ltd. (“Alembic”) and Amneal Pharmaceuticals, LLC (“Amneal”), and related subsidiaries and affiliates thereof (collectively, the “Saphris Defendants”). Including a 6-month pediatric extension of regulatory exclusivity, the ‘476 patent expires in December 2020, and the ‘358 and ‘228 patents expire in October 2026. These lawsuits triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than February 13, 2017 (unless a court issues a decision adverse to Forest sooner). On February 3, 2015, the District Court consolidated the then-pending actions for all purposes and issued a scheduling order setting a trial date in August 2016. The District Court has not set a schedule in the Amneal action. The Company believes it has meritorious claims to prevent the generic applicants from launching a generic version of Saphris®. However, there can be no assurance a generic version will not be launched.

Savella®. Between September 2013 and February 2014, Forest Laboratories, Inc., Forest Laboratories Holdings, Ltd. (collectively, “Forest”) and Royalty Pharma Collection Trust (“Royalty”), Forest’s licensor for Savella®, brought actions for infringement of U.S. Patent Nos. 6,602,911 (the “‘911 patent”), 7,888,342 (the “‘342 patent”), and 7,994,220 (the “‘220 patent”) in the U.S. District Court for the District of Delaware against Amneal, Apotex, First Time US Generics (“First Time”), Glenmark, Hetero, Lupin, Mylan, Par, Ranbaxy, and Sandoz, and related subsidiaries and affiliates thereof (collectively, the “Savella Defendants”). These companies have notified Forest and Royalty that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Savella® before these patents expire (the ‘342 patent expires in November 2021, the ‘911 patent expires in January 2023, and the ‘220 patent expires in September 2029). These lawsuits triggered an automatic stay of approval of the applicable ANDAs until July 14, 2016 (unless a court issues a decision adverse to Forest and Royalty sooner). On March 7, 2014, Forest and Royalty voluntarily dismissed, without prejudice, all claims against Sandoz. On March 20, 2014, the District Court consolidated all of the remaining pending actions for all purposes and issued a scheduling order setting a trial date in January 2016. On May 12, 2014, Forest and Royalty entered into a settlement agreement with First Time. Under the terms of the settlement agreement, and subject to review of the settlement terms by the U.S. Federal Trade Commission, Forest will provide a license to First Time that will permit it to launch its generic version of Savella® as of the date that is the later of (a) six (6) calendar months prior to the expiration date of the last to expire of the ‘911 patent, the ‘342 patent, and the ‘220 patent, including any extensions and/or pediatric exclusivities; or (b) the date that First Time obtains final FDA approval of its ANDA, or earlier in certain circumstances. On December 15, 2014, Forest and Royalty entered into a settlement agreement with Ranbaxy. On April 8, 2015, Defendants filed a motion to dismiss for lack of standing. On or about April 29, 2015, Forest entered into a settlement agreement with Par that will permit Par to launch its generic version of Savella® as of the date that is the later of (a) six (6) calendar months prior to the expiration date of the last to expire of the ‘911 patent, the ‘342 patent, and the ‘220 patent, including any extensions and/or pediatric exclusivities; or (b) the date that Par obtains final FDA approval of its ANDA, or earlier in certain circumstances. The Company believes it has meritorious claims to prevent the remaining generic applicants from launching a generic version of Savella®. However, there can be no assurance a generic version will not be launched.

Teflaro®. In January 2015, Forest Laboratories, LLC, Forest Laboratories Holdings, Ltd., and Cerexa, Inc.  (collectively, “Forest”) and Takeda Pharmaceutical Company Limited (“Takeda”), Forest’s licensor for Teflaro®, brought an action for infringement of some or all of U.S. Patent Nos. 6,417,175 (the “‘175 patent”), 6,906,055 (the “‘055 patent”), 7,419,973 (the “‘973 patent”) and 8,247,400 (the “‘400 patent”) in the U.S. District Court for the District of Delaware against Apotex and Sandoz, and related subsidiaries and affiliates thereof. These companies have notified Forest and Takeda that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Teflaro® before some or all of the ‘175 patent, ‘055 patent, ‘973 patent and the ‘400 patent expires (the ‘175 patent expires in April 2022 including a patent term extension, the ‘055 patent and ‘973 patent expires in December 2021, and the ‘400 patent expires in February 2031). These lawsuits triggered an automatic stay of approval of the applicable ANDAs until April 29, 2018 (unless a court issues a decision adverse to Forest and Takeda sooner). On June 24, 2015, the District Court issued a scheduling order setting a trial date in June 2017.

Viibryd®. In March 2015, Forest Laboratories, LLC, Forest Laboratories Holdings, Ltd., (collectively, “Forest”) and Merck KGaA and Merck Patent Gesellschaft Mit Beschränkter Haftung (collectively, “Merck”), Forest’s licensor for Viibryd®, brought actions for infringement of U.S. Patent Nos. 7,834,020 (the “‘020 patent”), 8,193,195 (the “‘195 patent”), 8,236,804 (the “‘804 patent”) and 8,673,921 (the “‘921 patent”) in the U.S. District Court for the District of Delaware against Accord Healthcare Inc. (“Accord”), Alembic Pharmaceuticals, Ltd. (“Alembic”), Apotex, Inc. (“Apotex”), InvaGen Pharmaceuticals, Inc. (“InvaGen”), and Teva Pharmaceuticals USA, Inc. (“Teva”), and related subsidiaries and affiliates thereof (collectively, the “Viibryd Defendants”). TheViibryd Defendants have notified Forest and/or Merck that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Viibryd® before the ‘020 patent, ‘195 patent, ‘804 patent and ‘921 patent expires in June 2022. These lawsuits triggered an automatic stay of approval of the applicable ANDAs until July 21, 2018 (unless a court issues a decision adverse to Forest and Merck sooner). No trial date has been set.

Patent Defense Matters

Bayer Patent Litigation. In August 2012, Bayer Pharma AG (together with its affiliates, “Bayer”) filed a complaint against Warner Chilcott in the U.S. District Court for the District of Delaware alleging that Warner Chilcott’s manufacture, use, offer for sale, and/or sale of its Lo Loestrin® Fe oral contraceptive product infringes Bayer’s U.S. Patent No. 5,980,940 (the “’940 patent”). In the complaint, Bayer seeks injunctive relief and unspecified monetary damages for the alleged infringement. In December 2012, Bayer amended the complaint to add a patent interference claim seeking to invalidate the Company’s ‘984 patent, which covers the Lo Loestrin® Fe product. On December 15, 2014, Warner Chilcott filed a Summary Judgment motion seeking dismissal of the case. On April 21, 2015, the District Court granted Warner Chilcott’s motion and held the ‘940 patent invalid for indefiniteness. On June 5, 2015, Bayer filed a notice of appeal.

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

Oxymorphone Extended-Release Tablets (Generic version of Opana® ER). On December 11, 2012, Endo Pharmaceuticals Inc. (“Endo”) sued Actavis and certain of its affiliates in the United States District Court for the Southern District of New York, alleging that sales of the Company’s 7.5 mg and 15 mg oxymorphone extended-release tablets, generic versions of Endo’s Opana® ER, infringe U.S. Patent Nos. 7,851,482; 8,309,122; and 8,329,216. Thereafter, FDA approved Actavis’ 5 mg, 10 mg, 20 mg, 30 mg, and 40 mg oxymorphone extended-release tablets and Endo filed a motion for a preliminary injunction seeking to prevent Actavis from selling the new strengths. On September 12, 2013, the district court denied Endo’s motion for a preliminary injunction and Actavis immediately launched the new strengths. On March 31, 2014, the Federal Circuit reversed the district court’s denial of Endo’s motion for a preliminary injunction and remanded the matter to the district court for further consideration. On January 13, 2015, Endo dismissed its claims against Actavis concerning the ‘482 patent. Trial with respect to the ‘122 and ‘216 patents began on March 23, 2015 and concluded on April 24, 2015. The court has not issued its decision. On November 7, 2014, Endo and Mallinckrodt LLC sued Actavis and certain of its affiliates in the United States District Court for the District of Delaware, alleging that sales of the Company’s generic versions of Opana® ER, 5mg, 7.5 mg, 10 mg, 15 mg, 20 mg, 30 mg and 40 mg, generic versions of Endo’s Opana® ER, infringe U.S. Patent Nos. 7,808,737 and 8,871,779, which Endo licensed from Mallinckrodt and the USPTO recently issued to or Endo, respectively.  The case is currently pending, and trial is scheduled to begin on February 21, 2017. The Company believes it has substantial meritorious defenses to the case. However, Actavis has sold and is continuing to sell its generic versions of Opana® ER. Therefore, an adverse final determination that one of the patents in suit is valid and infringed could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Budesonide Inhalation Suspension (Generic version of Pulmicort Respules®). On March 19, 2008, AstraZeneca LP and AstraZeneca AB (“Astra”) sued Breath Limited in the United States District Court for the District of New Jersey, alleging that Breath’s filing of an ANDA for Budesonide Inhalation Suspension 0.25 mg/2 mL and 0.5 mg/2 mL, a generic version of Astra’s Pulmicort Respules product, infringe U.S. Patent Nos. 6,598,603 (“the ‘603 patent”); 6,899,099 (“the ‘099 patent”); and 7,524,834

(“the ‘834 patent”). On December 2, 2009, Watson Pharmaceuticals, Inc. (now known as Actavis, Inc.), acquired Breath Limited as part of its acquisition of the Arrow Group. On November 1, 2010, in connection with a preliminary injunction against Apotex, the Federal Circuit affirmed a district court decision that the asserted claims of the ‘099 patent are invalid. On April 1, 2013, the United States District Court for the District of New Jersey found the asserted claims of the ‘603 patent invalid and that Breath/Watson’s ANDA did not infringe the asserted claims of the ‘834 patent. On April 3, 2013, the district court entered an injunction preventing the launch of any generic product to allow Astra to file an appeal with the Federal Circuit. The Federal Circuit continued that injunction pending the appeal. On October 30, 2013, the Federal Circuit affirmed the district court’s finding that the asserted claims of the ‘603 patent are invalid, but reversed the district court’s non-infringement finding with respect to the ‘834 patent and remanded the case back to the district court for reconsideration and a new trial under a new claim construction for the term “micronized powder composition”. The second trial concluded on October 29, 2014, and the court heard closing arguments on January 29, 2015. On February 13, 2015, the district court found that the asserted claims of the ‘834 patent are invalid and denied Astra’s request for a permanent injunction. That same day, Astra filed a motion for an injunction pending appeal. The court denied Astra’s motion for an injunction that same day. On February 13, 2015, Actavis commercially launched the Breath/Watson approved product. On February 16, 2015, Astra filed a notice of appeal and filed with the Federal Circuit an emergency motion for an injunction pending appeal. On March 12, 2015, the Federal Circuit issued an order granting Astra’s motion for an injunction pending the appeal. On May 7, 2015, the Federal Circuit issued its decision affirming the district court’s decision that the asserted claims of the ‘834 patent are invalid and dissolving the March 12, 2015 injunction pending appeal. That same day, Actavis re-launched the Breath/Watson approved product. Astra did not file petition for rehearing in the Federal Circuit and the Mandate issued on June 18, 2015.  The Company believes it has substantial meritorious defenses to the case. However, Actavis has sold its generic versions of the 0.25 mg/2 mL and 0.5 mg/2 mL strengths of Pulmicort Respules. Therefore, an adverse final determination that ‘834 patent is valid and infringed could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Teva Namenda XR Patent Litigation. In December 2013, Forest Laboratories, Inc. (“Forest”) was named as a defendant in an action brought by Teva Pharmaceuticals USA, Inc. and Mayne Pharma International Pty Ltd. (collectively, “Teva”) in the U.S. District Court for the District of Delaware. The complaint alleges that Forest infringes U.S. Patent No. 6,194,000 by making, using, selling, offering to sell, and importing Namenda XR®. The relief requested includes preliminary and permanent injunctive relief, and damages. The District Court has scheduled a trial to begin in July 2016. The Company intends to continue to vigorously defend against this action. At this time, the Company does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

Product Liability Litigation

Actonel® Litigation. Warner Chilcott is a defendant in approximately 200 cases and a potential defendant with respect to approximately 415 unfiled claims involving a total of approximately 627 plaintiffs and potential plaintiffs relating to Warner Chilcott’s bisphosphonate prescription drug Actonel®. The claimants allege, among other things, that Actonel® caused them to suffer osteonecrosis of the jaw (“ONJ”), a rare but serious condition that involves severe loss or destruction of the jawbone, and/or atypical fractures of the femur (“AFF”). All of the cases have been filed in either federal or state courts in the United States. Warner Chilcott is in the initial stages of discovery in these litigations. In addition, Warner Chilcott is aware of four purported product liability class actions that were brought against Warner Chilcott in provincial courts in Canada alleging, among other things, that Actonel® caused the plaintiffs and the proposed class members who ingested Actonel® to suffer atypical fractures or other side effects. It is expected that these plaintiffs will seek class certification. Plaintiffs have typically asked for unspecified monetary and injunctive relief, as well as attorneys’ fees. Warner Chilcott is indemnified by Sanofi for certain Actonel claims pursuant to a collaboration agreement relating to the two parties’ co-promotion of the product in the United States and other countries. In addition, Warner Chilcott is also partially indemnified by the Proctor & Gamble Company (“P&G”) for ONJ claims that were pending at the time Warner Chilcott acquired P&G’s global pharmaceutical business in October 2009. In May and September 2013, Warner Chilcott entered into two settlement agreements which will resolve a majority of the then-existing ONJ-related claims which are subject to the acceptance by the individual respective claimants.

The Company believes it has substantial meritorious defenses to these cases and intends to defend these claims vigorously. Warner Chilcott maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Alendronate Litigation. Beginning in 2010, approximately 130 product liability suits on behalf of approximately 175 plaintiffs have been filed against the Company and certain of its affiliates, including Cobalt Laboratories, as well as other manufacturers and distributors of alendronate for personal injuries including AFF and ONJ allegedly arising out of the use of alendronate. The actions are pending in various state and federal courts. Several of the cases were consolidated in an MDL proceeding in federal court in New Jersey. In 2012, the MDL court granted the Company’s motion to dismiss all of the cases then pending against the Company in the New Jersey MDL. The Third Circuit affirmed the dismissal. Any new cases against the Company filed in the MDL are subject to dismissal unless plaintiffs can establish that their claims should be exempted from the 2012 dismissal order. Other cases were consolidated in an MDL in federal court in New York, where the Company filed a similar motion to dismiss. The Court granted, in part, the motion to dismiss which has resulted in the dismissal of several other cases. The Company has also been served with nine cases that are part of a consolidated litigation in the California state court. In 2012, the California court partially granted a motion filed on behalf of all generic defendants seeking dismissal. Appeals in the California cases have been exhausted and the Company has not yet been able to determine how that will affect the cases filed against it. All cases pending in state courts in Kentucky and Missouri have been discontinued against the Company. The remaining active cases are part of a mass tort coordinated proceeding in New Jersey state court. In the New Jersey proceeding, the Court granted, in part, a motion to dismiss. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if our indemnification arrangements or insurance do not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Benicar® Litigation. The Company is named in approximately 225 actions involving allegations that Benicar®, a treatment for hypertension that Forest co-promoted with Daiichi Sankyo between 2002 and 2008, caused certain gastrointestinal injuries. Under Forest’s Co-Promotion Agreement, Daiichi Sankyo is defending us in these lawsuits.

Celexa®/Lexapro® Litigation. Forest and its affiliates are defendants in approximately nine actions pending in various federal district courts involving allegations that Celexa® or Lexapro® caused or contributed to individuals committing or attempting suicide, or caused a violent event. The Company was granted summary judgment in three cases, all of which are being appealed. Two other matters have been stayed pending a decision by the Fourth Circuit Court of Appeals. At present, one trial is scheduled for November 30, 2015.  The only other two trials currently scheduled are set to begin on January 5, 2016 and March 21, 2016 with the possibility that additional cases could be set for trial in 2016.

Approximately 195 actions are pending against Forest and its affiliates involving allegations that Celexa® or Lexapro® caused various birth defects. Several of the cases involve multiple minor-plaintiffs. The majority of these actions have been consolidated in state court in Missouri where one case is set for trial in May 2016. In addition, one matter is pending in federal district court in Missouri and set for trial in August 2016. Five actions remain in New Jersey state court, none of which are set for trial.  There are birth defect cases pending in other jurisdictions but none currently are set for trial.

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

Propoxyphene Litigation. Beginning in 2011, a number of product liability suits were filed against Watson and certain of its affiliates, as well as other manufacturers and distributors of propoxyphene, for personal injuries including adverse cardiovascular events or deaths allegedly arising out of the use of propoxyphene. Cases are pending against Watson and/or its affiliates in various state and federal courts, representing claims by approximately 1,400 plaintiffs. A number of the cases were consolidated in an MDL in federal district court in Kentucky. On June 22, 2012, the MDL court granted the generic defendants’ joint motion to dismiss the remaining MDL cases. On June 27, 2014, the Sixth Circuit affirmed the district court’s dismissal. Plaintiffs did not file a petition for a writ of certiorari with the United States Supreme Court. In addition, approximately 35 cases were filed in California state court. These cases were removed to federal district courts and, after disputes over whether the cases should be remanded to state court, the Ninth Circuit Court of Appeals determined that the removals to federal court were proper. Many of the cases in California federal courts were transferred to the MDL in Kentucky.  Once the remaining procedural matters are resolved, the defendants will file demurrers and motions to dismiss the remaining suits. In  addition, approximately eight lawsuits have been filed in Oklahoma which plaintiffs are seeking to have remanded from federal to state court. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Testosterone Litigation. Beginning in 2014, a number of product liability suits were filed against the Company and certain of its affiliates, as well as other manufacturers and distributors of testosterone products, for personal injuries including but not limited to cardiovascular events allegedly arising out of the use of Androderm® testosterone cypionate, AndroGel and/or testosterone enanthate. Actavis, Inc. and/or one or more of its subsidiaries have been served in approximately 135 currently pending actions, all of which are pending in federal court. These actions have been consolidated in an MDL in federal court in Illinois. The defendants have responded to the plaintiffs’ master complaint. Plaintiffs have agreed to dismiss all claims relating to any of Actavis’ generic TRT products from the cases.  These cases are in the initial stages and discovery is in the early stages. The Company anticipates that additional suits will be filed. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Government Investigations, Government Litigation and Qui Tam Litigation

Warner Chilcott. Beginning in February 2012, Warner Chilcott, along with several of its current and former employees in its sales organization and certain third parties, received subpoenas from the United States Attorney for the District of Massachusetts. The subpoena received by Warner Chilcott seeks information and documentation relating to a wide range of matters, including sales and marketing activities, payments to people who are in a position to recommend drugs, medical education, consultancies, prior authorization processes, clinical trials, off-label use and employee training (including with respect to laws and regulations concerning off-label information and physician remuneration), in each case relating to all of Warner Chilcott’s current key products. The Company is cooperating in responding to the subpoena. The Company has recorded a contingent liability for the quarter ended March 31, 2015 under ASC 450, Contingencies, based on its analysis of this matter, however, there can be no assurance that the Company’s estimate will not differ materially from the recorded contingent liability. The Company is also aware of three qui tam complaints filed by former Warner Chilcott sales representatives and unsealed in February and March 2013 and March 2014. Two unsealed federal qui tam complaints were filed in the federal court in Massachusetts and allege that Warner Chilcott violated Federal and state false claims acts through the promotion of all of Warner Chilcott’s current key products by, among other things, making improper claims concerning the products, providing kickbacks to physicians and engaging in improper conduct concerning prior authorizations. Since then, one of the two complaints was voluntarily dismissed. The remaining complaint seeks, among other things, treble damages, civil penalties of up to eleven thousand dollars for each alleged false claim and attorneys’ fees and costs. Other similar complaints may exist under seal. The United States of America has elected not to intervene at this time in the unsealed actions though it may choose to at a later time. The government has successfully moved the court in the federal actions litigation to stay that proceeding through March 1, 2015. The company has met with the government to discuss the status, and a potential resolution of, its investigation. The third complaint was filed in California state court and contains similar allegations as the other qui tam complaints and asserts additional causes of action under California state law. The State of California declined to intervene in this action. Warner Chilcott filed a motion to dismiss this complaint and has recently reached an agreement in principal to settle the California action. Warner Chilcott intends to vigorously defend itself in the litigations. However, these cases are in the early stages of litigation, it is impossible to predict with certainty the outcome of any litigation, and the Company can offer no assurance as to when the lawsuits will be decided, whether Warner Chilcott will be successful in its defense and whether any additional similar suits will be filed. If these claims are successful, such claims could adversely affect the Company and could have a material adverse effect on the Company’s business, financial condition, results of operation and cash flows.

Forest. Forest received a subpoena dated August 5, 2013 from the U.S. Department of Health and Human Services, Office of Inspector General. The subpoena requests documents relating to the marketing and promotion of Bystolic®, Savella®, and Namenda®, including with respect to speaker programs for these products. In February 2014, the U.S. District Court for the Eastern District of Wisconsin unsealed a qui tam complaint. The complaint asserts claims under the False Claims Act and contains allegations regarding off-label promotion of Bystolic® and Savella® and “kickbacks” provided to physicians to induce prescriptions of Bystolic®, Savella®, and Viibryd®. Forest has responded to the complaint. The U.S. Attorney’s Office declined to intervene in this action but has reserved the right to do so at a later date. The Company continues to cooperate with this investigation and to discuss these issues with the government.

Forest received a subpoena, dated April 29, 2015, from the U.S. Department of Health and Human Services, Office of Inspector General (“OIG”).  The subpoena requests documents relating to Average Manufacturer (“AMP”) and Best Price calculations for several of its products.  The Company intends to cooperate fully with the OIG’s requests.

In April 2014, the federal district court in Massachusetts unsealed a qui tam complaint which asserts claims under the False Claims Act and contains allegations regarding off-label promotion of Namenda®. The Company filed a motion to dismiss the relator’s Second Amended Complaint and the court granted in part and denied in part Forest’s motion, dismissing the False Claims Act conspiracy claim only. The U.S. Attorney’s Office declined to intervene in this action but has reserved the right to do so at a later date.

The Company intends to vigorously defend itself in the litigations. However, these cases are in the early stages of litigation, it is impossible to predict with certain the outcome of any litigation, and the Company can offer no assurance as to when the lawsuits will be decided, whether the Company will be successful in its defense and whether any additional similar suits will be filed. If these claims are successful, such claims could adversely affect the Company and could have a material adverse effect on the Company’s business, financial condition, results of operation and cash flows.

Allergan. In December 2011, the federal district court in Pennsylvania issued an order partially unsealing the second amended qui tam complaint, filed by relators Herbert J. Nevyas, M.D. and Anita Nevyas-Wallace, M.D., to be informally provided to Allergan, Inc. The complaint asserts claims under Federal and State False Claims Acts and Federal and State Anti-Kickback Acts. On December 16, 2013, the court entered an order to unseal this qui tam action. On April 1, 2014, Allergan filed a motion to dismiss. On May 26, 2015, the court issued a ruling on the motion to dismiss granting it in part  and denying it in part.  Allergan filed an answer to the remaining claims on June 25, 2015.

Actavis.  On June 25, 2015, the Company received a subpoena from the U.S. Department of Justice (“DOJ”), Antitrust Division seeking information relating to the marketing and pricing of certain of the Company’s generic products and communications with competitors about such products.  The Company intends to cooperate fully with the DOJ’s requests.

Patent Settlement Investigations. The Company and various of its affiliates have received letters and investigatory subpoenas from the U.S. Federal Trade Commission (“FTC”) indicating that the FTC is conducting a nonpublic investigations into certain agreements the Company have made to settle patent disputes with other brand and generic pharmaceutical companies. The Company is cooperating in responding to the investigations.

Governmental Reimbursement and Drug Pricing Investigations and Litigation. The Company has also received investigatory subpoenas from the U.S. Attorney’s Office and various state agencies requesting information and documents relating to certain categories of drug pricing including, but not limited to, Average Wholesale Price (“AWP”), Wholesale Acquisition Cost (“WAC”), Average Manufacturer Price (“AMP”) and Best Price (“BP”). The company intends to cooperate with this subpoena.

Beginning in 1999, the Company was informed by the DOJ that it, along with numerous other pharmaceutical companies, is a defendant in a qui tam action brought in 1995 under the U.S. False Claims Act. Since that time, the Company also received and responded to notices or subpoenas from the U.S. House Committee on Energy and Commerce as well as from Attorneys General of various states, including Florida, Nevada, New York, California and Texas, relating to pharmaceutical pricing issues and whether allegedly improper actions by pharmaceutical manufacturers led to excessive payments by Medicare and/or Medicaid. Other state and federal inquiries regarding pricing and reimbursement issues are anticipated.

The Company and certain of its subsidiaries have also been named as defendants in various lawsuits filed by numerous states and qui tam relators, including Wisconsin, Kentucky, Illinois, Mississippi, Missouri, South Carolina, Utah, Kansas and Louisiana. These actions allege generally that the plaintiffs (all governmental entities) were overcharged for their share of Medicaid drug reimbursement costs as a result of reporting by manufacturers of AWP that did not correspond to actual provider costs of prescription drugs. In 2011, Watson settled certain claims made against it by a relator in a qui tam action brought against the Company on behalf of the United States. The settlement of that qui tam action resolved all claims on behalf of the United States asserted in that action except for claims relating to the federal share of Medicaid payments made by the States of Alabama, Alaska, Kentucky, Idaho, Illinois, South Carolina and Wisconsin. The Company subsequently settled all claims, including the claims on behalf of the United States, brought by Alabama. In addition, the Company has reached settlements with the states of the Louisiana, Missouri, Kansas and South Carolina. In addition, the Company has begun having discussions with the plaintiffs in the Illinois and Wisconsin actions about a possible resolution of those matters. The court in the Utah case dismissed that state’s claims against the Company. The case against Watson on behalf of Kentucky was tried in November 2011. The jury reached a verdict in Watson’s favor on each of Kentucky’s claims against Watson. An agreed form of judgment has been entered and the case now has been dismissed with prejudice. The case against Watson on behalf of Mississippi was tried from November 2012 through April 2013. On August 28, 2013, the court issued a ruling in favor of the state and awarded the state $12.4 million in compensatory damages and civil penalties, and on March 20, 2014 issued its ruling imposing an additional $17.9 million in punitive damages. Post-trial motions were filed and denied by the court. The Company is appealing both the original and punitive damage awards.

In addition, Forest and certain of its affiliates are defendants in four state court actions pending in Illinois, Mississippi, Utah and Wisconsin that contain similar actions as those raised in the actions against Watson. Discovery is ongoing in these actions. A trial in the Mississippi action is scheduled in August 2015. Forest and the other defendants filed a motion to dismiss Utah’s amended complaint. This motion to dismiss was denied in part, and discovery is proceeding. On February 17, 2014, the Wisconsin state court granted defendants’ motion to dismiss plaintiff’s Second Amended Complaint. However, the relator filed a separate action making the same basic allegations as in its amended complaint in the original action. The Company intends to continue to vigorously defend against these actions. At this time, the Company does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

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

DESI Drug Reimbursement Litigation. In December 2009, the Company learned that numerous pharmaceutical companies, including certain subsidiaries of the Company, were named as defendants in a qui tam action pending in federal court in Massachusetts. The tenth amended complaint, which was served on certain of the Company’s subsidiaries, alleges that the defendants falsely reported to the United States that certain pharmaceutical products, including those subject to the Food and Drug Administration’s Drug Efficacy Study Implementation (“DESI”) review program, were eligible for Medicaid reimbursement and thereby allegedly caused false claims for payment to be made through the Medicaid program. The Company’s subsidiaries named in the action together with all other named defendants filed a Joint Motion to Dismiss the Tenth Amended Complaint on December 9, 2011. On February 25, 2013, the court granted the motion to dismiss as to all defendants. The plaintiff may appeal. On September 11, 2013, a similar action was filed against certain Company subsidiaries as well as Warner Chilcott and numerous other pharmaceutical company defendants by the State of Louisiana based on the same core set of allegations as asserted in the federal court action in Massachusetts. Defendants filed exceptions to plaintiffs’ complaint. Additional actions alleging similar claims could be asserted. The Company believes that it has meritorious defenses to the claims and intends to vigorously defend itself against such allegations. However, these actions or similar actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

NOTE 20 – Warner Chilcott Limited (“WCL”) Guarantor and Non-Guarantor Condensed Consolidating Financial Information

The following financial information is presented to segregate the financial results of WCL, Actavis Funding SCS, and Actavis, Inc. (the issuers of the long-term notes), the guarantor subsidiaries for the long-term notes and the non-guarantor subsidiaries. The guarantors jointly and severally, and fully and unconditionally, guarantee the Company’s obligation under the long-term notes.

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

Warner Chilcott Limited has revised its consolidating balance sheet as previously presented in Footnote 25 of the 2014 Annual Report on Form 10-K due to an incorrect presentation of intercompany activity relating to certain subsidiaries inappropriately included in the Actavis, Inc. and non-guarantor columns of such disclosure. The Company overstated the line item “Investment in Subsidiaries” for the non-guarantor column with an offsetting amount in total equity with a corresponding offset to the elimination column. Also, the Company understated in the footnote disclosure for the guarantor labeled Actavis, Inc. the net income with a corresponding offset to the elimination column. Specifically, the balance sheet caption “Investment in Subsidiaries” has been revised from the previously reported amount of $3,747.2 million as of December 31, 2014 to $4,761.1 million with an offset to total equity. Further, the line item disclosure related to the earnings in equity subsidiaries in the consolidating statement of operations footnote will be revised from a loss of $(127.7) million for the year end December 31, 2014 to income of $886.2 when next presented. The amounts presented in the Quarterly Report on Form 10-Q for the period ended September 30, 2014 will also be revised when presented next. No other periods were impacted. There is no impact to the consolidated financial statements of Allergan plc or Warner Chilcott Limited as previously filed in the 2014 Annual Report on Form 10-K or Quarterly Reports on Form 10-Q.

The following financial information presents the consolidating balance sheets as of June 30, 2015 and December 31, 2014, the related statement of operations for the three and six months ended June 30, 2015 and 2014 and the statement of cash flows for the six months ended June 30, 2015 and 2014.

Warner Chilcott Limited

Consolidating Balance Sheets

As of June 30, 2015

(Unaudited; in millions)

Current assets:	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash and cash equivalents	$—	$0.7	$—	$2.3	$1,462.4	$—	$1,465.4
Marketable securities	—	—	—	—	8.5	—	8.5
Accounts receivable, net	—	—	—	—	4,420.1	—	4,420.1
Receivable from Parents	—	—	—	—	388.7	—	388.7
Inventories, net	—	—	—	—	2,786.0	—	2,786.0
Intercompany receivables	—	93,055.5	24,789.9	13,568.3	113,098.4	(244,512.1)	—
Prepaid expenses and other current assets	—	12.6	24.5	6.0	957.6	—	1,000.7
Current assets held for sale	—	—	—	—	38.0	—	38.0
Deferred tax assets	—	—	—	—	711.6	—	711.6
Total current assets	—	93,068.8	24,814.4	13,576.6	123,871.3	(244,512.1)	10,819.0

Property, plant and equipment, net	—	—	—	65.6	2,793.4	—	2,859.0
Investments and other assets	—	17.7	136.8	35.9	339.9	—	530.3
Investment in subsidiaries	71,404.2	67,663.1	—	5,152.5	—	(144,219.8)	—
Deferred tax assets	—	—	—	—	113.6	—	113.6
Product rights and other intangibles	—	—	—	—	72,825.0	—	72,825.0
Goodwill	—	—	—	—	51,596.3	—	51,596.3
Total assets	$71,404.2	$160,749.6	$24,951.2	$18,830.6	$251,539.5	$(388,731.9)	$138,743.2

Current liabilities:
Accounts payable and accrued expenses	—	3.3	213.8	177.3	5,513.2	—	$5,907.6
Intercompany payables	—	91,348.0	102.3	21,648.1	131,413.7	(244,512.1)	—
Payable to Parents	—	—	—	—	1,039.8	—	1,039.8
Income taxes payable	—	—	—	70.4	—	—	70.4
Current portion of long-term debt and capital leases	—	556.7	—	—	994.2	—	1,550.9
Deferred revenue	—	—	—	—	25.7	—	25.7
Current liabilities held for sale	—	—	—	—	—	—	—
Deferred tax liabilities	—	—	—	—	57.5	—	57.5
Total current liabilities	—	91,908.0	316.1	21,895.8	139,044.1	(244,512.1)	8,651.9

Long-term debt and capital leases	—	7,287.5	24,634.9	4,272.1	5,124.9	—	41,319.4
Deferred revenue	—	—	—	—	56.4	—	56.4
Other long-term liabilities	—	—	—	3.2	1,164.3	—	1,167.5
Other taxes payable	—	—	—	907.7	—	—	907.7
Deferred tax liabilities	—	—	—	—	15,236.1	—	15,236.1
Total liabilities	—	99,195.5	24,951.0	27,078.8	160,625.8	(244,512.1)	67,339.0
Total equity	71,404.2	61,554.1	0.2	(8,248.2)	90,913.7	(144,219.8)	71,404.2
Total liabilities and equity	$71,404.2	$160,749.6	$24,951.2	$18,830.6	$251,539.5	$(388,731.9)	$138,743.2

Warner Chilcott Limited

Consolidating Balance Sheets

As of December 31, 2014

($ in millions)

Current assets:	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash and cash equivalents	$0.1	$5.5	$—	$1.5	$237.2	$—	$244.3
Marketable securities	—	—	—	—	1.0	—	1.0
Accounts receivable, net	—	—	—	—	2,371.6	—	2,371.6
Receivable from Parents	—	—	—	—	269.8	—	269.8
Inventories	—	—	—	—	2,075.5	—	2,075.5
Intercompany receivables	—	22,987.9	3,659.0	18,720.9	52,730.5	(98,098.3)	—
Prepaid expenses and other current assets	—	123.1	2.7	—	604.7	—	730.5
Current assets held for sale	—	—	—	—	949.2	—	949.2
Deferred tax assets	—	—	—	—	500.3	—	500.3
Total current assets	0.1	23,116.5	3,661.7	18,722.4	59,739.8	(98,098.3)	7,142.2

Property, plant and equipment, net	—	—	—	50.7	1,543.1	—	1,593.8
Investments and other assets	—	9.0	23.6	82.9	119.9	—	235.4
Investment in subsidiaries	28,076.9	24,064.7	—	4,761.1	—	(56,902.7)	—
Deferred tax assets	—	—	—	—	107.4	—	107.4
Product rights and other intangibles	—	—	—	—	19,188.4	—	19,188.4
Goodwill	—	—	—	—	24,521.5	—	24,521.5
Total assets	$28,077.0	$47,190.2	$3,685.3	$23,617.1	$105,220.1	$(155,001.0)	$52,788.7

Current liabilities:
Accounts payable and accrued expenses	—	2.8	6.1	159.0	3,999.6	—	$4,167.5
Intercompany payables	—	25,953.8	2.0	26,774.7	45,367.8	(98,098.3)	—
Payable to Parents	—	—	—	—	521.1	—	521.1
Income taxes payable	—	—	—	50.4	—	—	50.4
Current portion of long-term debt and capital leases	—	571.6	—	—	125.8	—	697.4
Deferred revenue	—	—	—	—	27.0	—	27.0
Current liabilities held for sale	—	—	—	—	25.9	—	25.9
Deferred tax liabilities	—	—	—	—	47.3	—	47.3
Total current liabilities	—	26,528.2	8.1	26,984.1	50,114.5	(98,098.3)	5,536.6

Long-term debt and capital leases	—	2,516.0	3,677.2	4,270.7	4,382.4	—	14,846.3
Deferred revenue	—	—	—	—	38.8	—	38.8
Other long-term liabilities	—	—	—	—	335.9	—	335.9
Other taxes payable	—	—	—	892.2	—	—	892.2
Deferred tax liabilities	—	—	—	—	3,061.9	—	3,061.9
Total liabilities	—	29,044.2	3,685.3	32,147.0	57,933.5	(98,098.3)	24,711.7
Total equity	28,077.0	18,146.0	—	(8,529.9)	47,286.6	(56,902.7)	28,077.0
Total liabilities and equity	$28,077.0	$47,190.2	$3,685.3	$23,617.1	$105,220.1	$(155,001.0)	$52,788.7

Warner Chilcott Limited

Consolidating Statements of Operations

For the Three Months Ended June 30, 2015

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$—	$—	$—	$—	$5,755.0	$—	$5,755.0

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	—	—	—	—	2,130.1	—	2,130.1
Research and development	—	—	—	—	454.9	—	454.9
Selling and marketing	—	—	—	—	981.0	—	981.0
General and administrative	—	1.0	0.1	80.1	394.8	—	476.0
Amortization	—	—	—	—	1,673.5	—	1,673.5
In process research and development impairments	—	—	—	—	197.6	—	197.6
Asset sales and impairments, net	—	—	—	0.3	0.3	—	0.6
Total operating expenses	—	1.0	0.1	80.4	5,832.2	—	5,913.7
Operating income / (loss)	—	(1.0)	(0.1)	(80.4)	(77.2)	—	(158.7)

Non-operating income (expense):
Interest income / (expense), net	—	235.9	2.4	(43.6)	(532.0)	—	(337.3)
Other income (expense), net	—	(1.9)	—	—	(46.8)	—	(48.7)
Total other income (expense), net	—	234.0	2.4	(43.6)	(578.8)	—	(386.0)
Income / (loss) before income taxes and noncontrolling interest	—	233.0	2.3	(124.0)	(656.0)	—	(544.7)
Provision for income taxes	—	—	—	(45.3)	(262.0)	—	(307.3)
(Earnings) / losses of equity interest subsidiaries	238.9	390.9	—	(132.8)	—	(497.0)	—
Net income / (loss)	$(238.9)	$(157.9)	$2.3	$54.1	$(394.0)	$497.0	$(237.4)
(Income) / loss attributable to noncontrolling interest	—	—	—	—	(1.5)	—	(1.5)
Net income / (loss) attributable to ordinary shareholders	$(238.9)	$(157.9)	$2.3	$54.1	$(395.5)	$497.0	$(238.9)
Other Comprehensive income / (loss)	772.9	751.5	—	—	772.9	(1,524.4)	772.9
Comprehensive income / (loss)	$534.0	$593.6	$2.3	$54.1	$377.4	$(1,027.4)	$534.0

Warner Chilcott Limited

Consolidating Statements of Operations

For the Six Months Ended June 30, 2015

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$—	$—	$—	$—	$9,989.2	$—	$9,989.2

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	—	—	—	—	3,843.5	—	3,843.5
Research and development	—	—	—	—	885.9	—	885.9
Selling and marketing	—	—	—	—	1,716.5	—	1,716.5
General and administrative	—	213.2	16.1	89.9	846.2	—	1,165.4
Amortization	—	—	—	—	2,598.9	—	2,598.9
In process research and development impairments	—	—	—	—	197.6	—	197.6
Asset sales and impairments, net	—	—	—	0.3	58.1	—	58.4
Total operating expenses	—	213.2	16.1	90.2	10,146.7	—	10,466.2
Operating income / (loss)	—	(213.2)	(16.1)	(90.2)	(157.5)	—	(477.0)

Non-operating income (expense):
Interest income / (expense), net	—	288.3	(14.7)	(87.4)	(693.6)	—	(507.4)
Other income (expense), net	—	(265.4)	31.0	0.1	(12.4)	—	(246.7)
Total other income (expense), net	—	22.9	16.3	(87.3)	(706.0)	—	(754.1)
Income / (loss) before income taxes and noncontrolling interest	—	(190.3)	0.2	(177.5)	(863.5)	—	(1,231.1)
Provision for income taxes	—	—	—	(67.8)	(417.2)	—	(485.0)
(Earnings) / losses of equity interest subsidiaries	747.3	609.5	—	(391.4)	—	(965.4)	—
Net income / (loss)	$(747.3)	$(799.8)	$0.2	$281.7	$(446.3)	$965.4	$(746.1)
(Income) / loss attributable to noncontrolling interest	—	—	—	—	(1.2)	—	(1.2)
Net income / (loss) attributable to ordinary shareholders	$(747.3)	$(799.8)	$0.2	$281.7	$(447.5)	$965.4	$(747.3)
Other Comprehensive income / (loss)	455.0	520.6	—	—	455.0	(975.6)	455.0
Comprehensive income / (loss)	$(292.3)	$(279.2)	$0.2	$281.7	$7.5	$(10.2)	$(292.3)

Warner Chilcott Limited

Consolidating Statements of Operations

For the Three Months Ended June 30, 2014

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$—	$—	$—	$—	$2,667.2	$—	$2,667.2

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	—	—	—	—	1,296.5	—	1,296.5
Research and development	—	—	—	—	158.0	—	158.0
Selling and marketing	—	—	—	—	291.5	—	291.5
General and administrative	—	—	—	27.8	234.8	—	262.6
Goodwill impairment	—	—	—	—	—	—	—
Amortization	—	—	—	—	422.9	—	422.9
In process research and development impairments	—	—	—	—	16.3	—	16.3
Asset sales and impairments, net	—	—	—	0.1	5.7	—	5.8
Total operating expenses	—	—	—	27.9	2,425.7	—	2,453.6
Operating income / (loss)	—	—	—	(27.9)	241.5	—	213.6

Non-operating income (expense):
Interest income / (expense), net	—	89.3	(4.6)	(45.4)	(117.2)	—	(77.9)
Other income (expense), net	—	(13.5)	—	—	(22.3)	—	(35.8)
Total other income (expense), net	—	75.8	(4.6)	(45.4)	(139.5)	—	(113.7)
Income / (loss) before income taxes and noncontrolling interest	—	75.8	(4.6)	(73.3)	102.0	—	99.9
Provision for income taxes	—	—	—	(22.0)	58.9	—	36.9
(Earnings) / losses of equity interest subsidiaries	(61.3)	(5.9)	—	(220.4)	—	287.6	—
Net income / (loss)	$61.3	$81.7	$(4.6)	$169.1	$43.1	$(287.6)	$63.0
(Income) / loss attributable to noncontrolling interest	—	—	—	—	(0.1)	—	(0.1)
Net income / (loss) attributable to ordinary shareholders	$61.3	$81.7	$(4.6)	$169.1	$43.0	$(287.6)	$62.9
Other Comprehensive income / (loss)	6.6	9.0	—	—	6.6	(15.6)	6.6
Comprehensive income / (loss)	$67.9	$90.7	$(4.6)	$169.1	$49.6	$(303.2)	$69.5

Warner Chilcott Limited

Consolidating Statements of Operations

For the Six Months Ended June 30, 2014

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$—	$—	$—	$—	$5,322.3	$—	$5,322.3

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	—	—	—	—	2,589.5	—	2,589.5
Research and development	—	—	—	—	329.5	—	329.5
Selling and marketing	—	—	—	—	574.6	—	574.6
General and administrative	—	—	—	60.1	478.9	—	539.0
Goodwill impairment	—	—	—	—	—	—	—
Amortization	—	—	—	—	847.1	—	847.1
In process research and development impairments	—	—	—	—	16.3	—	16.3
Asset sales and impairments, net	—	—	—	(0.1)	5.5	—	5.4
Total operating expenses	—	—	—	60.0	4,841.4	—	4,901.4
Operating income / (loss)	—	—	—	(60.0)	480.9	—	420.9

Non-operating income (expense):
Interest income / (expense), net	—	177.9	(4.6)	(90.7)	(232.3)	—	(149.7)
Other income (expense), net	—	(23.0)	—	0.1	(7.9)	—	(30.8)
Total other income (expense), net	—	154.9	(4.6)	(90.6)	(240.2)	—	(180.5)
Income / (loss) before income taxes and noncontrolling interest	—	154.9	(4.6)	(150.6)	240.7	—	240.4
Provision for income taxes	—	—	—	(48.8)	130.1	—	81.3
(Earnings) / losses of equity interest subsidiaries	(158.8)	(132.8)	—	(509.6)	—	801.2	—
Net income / (loss)	$158.8	$287.7	$(4.6)	$407.8	$110.6	$(801.2)	$159.1
(Income) / loss attributable to noncontrolling interest	—	—	—	—	(0.3)	—	(0.3)
Net income / (loss) attributable to ordinary shareholders	$158.8	$287.7	$(4.6)	$407.8	$110.3	$(801.2)	$158.8
Other Comprehensive income / (loss)	(0.2)	2.4	—	—	(0.2)	(2.2)	(0.2)
Comprehensive income / (loss)	$158.6	$290.1	$(4.6)	$407.8	$110.1	$(803.4)	$158.6

Warner Chilcott Limited

Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2015

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:

Net income / (loss)	$(747.3)	$(799.8)	$0.2	$281.7	$(446.3)	$965.4	$(746.1)
Reconciliation to net cash provided by operating activities:
(Earnings) / losses of equity interest subsidiaries	747.3	609.5	—	(391.4)	—	(965.4)	—
Depreciation	—	—	—	0.1	132.4	—	132.5
Amortization	—	—	—	—	2,598.9	—	2,598.9
Provision for inventory reserve	—	—	—	—	63.4	—	63.4
Share-based compensation	—	—	—	18.3	382.4	—	400.7
Deferred income tax benefit	—	—	—	—	(588.9)	—	(588.9)
In-process research and development impairments	—	—	—	—	197.6	—	197.6
Loss / (gain) on asset sales and impairments, net					58.4		58.4
Amortization of inventory step up	—	—	—	—	706.1	—	706.1
Amortization of deferred financing costs	—	268.8	8.6	2.0	1.1	—	280.5
Accretion and contingent consideration	—	—	—	—	8.1	—	8.1
Dividends from subsidiaries	68.8	68.8	—	—	—	(137.6)	—
Other, net	—	—	—	—	64.3	—	64.3
Changes in assets and liabilities (net of effects of acquisitions)	(0.1)	(4,672.9)	(20,820.7)	111.9	24,129.4	—	(1,252.4)
Net cash provided by operating activities	68.7	(4,525.6)	(20,811.9)	22.6	27,306.9	(137.6)	1,923.1

Cash Flows From Investing Activities:
Additions to property plant and equipment	—	—	—	(21.8)	(226.4)	—	(248.2)
Additions to product rights and other intangibles	—	—	—	—	(28.5)	—	(28.5)
Additions to investments	(9,000.8)	(9,000.8)	—	—	(21.0)	18,001.6	(21.0)
Proceeds from sale of investments and other assets	—	—	—	—	855.8	—	855.8
Proceeds from sales of property, plant and equipment	—	—	—	—	81.5	—	81.5
Acquisitions of business, net of cash acquired	—	—	—	—	(35,109.9)	—	(35,109.9)
Net cash (used in) investing activities	(9,000.8)	(9,000.8)	—	(21.8)	(34,448.5)	18,001.6	(34,470.3)

Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness	—	5,500.0	20,955.6	—	0.8	—	26,456.4
Proceeds from borrowings on credit facility	—	2,810.0	—	—	72.0	—	2,882.0
Debt issuance and other financing costs	—	(167.1)	(143.7)	—	—	—	(310.8)
Payments on debt, including capital lease obligations	—	(3,553.3)	—	—	(542.9)	—	(4,096.2)
Payments of contingent consideration	—	—	—	—	(92.0)	—	(92.0)
Dividends to Parent	(68.8)	(68.8)	—	—	(68.8)	137.6	(68.8)
Contribution from Parent	9,000.8	9,000.8	—	—	9,000.8	(18,001.6)	9,000.8
Net cash provided by / (used in) financing activities	8,932.0	13,521.6	20,811.9	—	8,369.9	(17,864.0)	33,771.4

Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	—	(3.1)	—	(3.1)
Movement in cash held for sale	—	—	—	—	—	—	—

Net increase / (decrease) in cash and cash equivalents	(0.1)	(4.8)	—	0.8	1,225.2	—	1,221.1

Cash and cash equivalents at beginning of period	0.1	5.5	—	1.5	237.2	—	244.3
Cash and cash equivalents at end of period	$—	$0.7	$—	$2.3	$1,462.4	$—	$1,465.4

Warner Chilcott Limited

Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2014

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:

Net income / (loss)	$158.8	$287.7	$(4.6)	$407.8	$110.6	$(801.2)	$159.1
Reconciliation to net cash provided by operating activities:
(Earnings) / losses of equity interest subsidiaries	(158.8)	(132.8)	—	(509.6)	—	801.2	—
Depreciation	—	—	—	0.2	104.9	—	105.1
Amortization	—	—	—	—	847.1	—	847.1
Provision for inventory reserve	—	—	—	—	75.3	—	75.3
Share-based compensation	—	—	—	1.4	29.8	—	31.2
Deferred income tax benefit	—	—	—	—	(151.5)	—	(151.5)
In-process research and development impairments	—	—	—	—	16.3	—	16.3
Loss / (gain) on asset sales and impairments, net	—	—	—	—	27.4	—	27.4
Amortization of inventory step up	—	—	—	—	210.0	—	210.0
Amortization of deferred financing costs	—	1.0	22.9	2.4	0.1	—	26.4
Accretion and contingent consideration	—	—	—	—	(27.9)	—	(27.9)
Dividends from subsidiaries	—	—	—	—	—	—	—
Other, net	—	—	—	—	(10.0)	—	(10.0)
Changes in assets and liabilities (net of effects of acquisitions)	—	3,764.0	(3,642.6)	126.2	(670.6)	—	(423.0)
Net cash provided by operating activities	—	3,919.9	(3,624.3)	28.4	561.5	—	885.5

Cash Flows From Investing Activities:
Additions to property plant and equipment	—	—	—	(7.5)	(73.3)	—	(80.8)
Additions to product rights and other intangibles	—	—	—	—	—	—	—
Proceeds from sale of assets	—	—	—	—	18.0	—	18.0
Proceeds from sales of property, plant and equipment	—	—	—	—	4.2	—	4.2
Acquisitions of business, net of cash acquired	—	—	—	—	(119.2)	—	(119.2)
Net cash (used in) investing activities	—	—	—	(7.5)	(170.3)	—	(177.8)

Cash Flows From Financing Activities:
Proceeds from borrowings on credit facility	—	80.0	—	—	—	—	80.0
Proceeds from borrowings of long-term indebtedness	—	—	3,676.2	—	—	—	3,676.2
Debt issuance and other financing costs	—	—	(51.9)	—	—	—	(51.9)
Payments on debt, including capital lease obligations	—	(417.8)	—	—	(50.0)	—	(467.8)
Payments of contingent consideration	—	—	—	—	(7.8)	—	(7.8)
Net cash provided by / (used in) financing activities	—	(337.8)	3,624.3	—	(57.8)	—	3,228.7

Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	—	(3.8)	—	(3.8)
Movement in cash held for sale	—	—	—	—	37.0	—	37.0

Net increase / (decrease) in cash and cash equivalents	—	3,582.1	—	20.9	366.6	—	3,969.6

Cash and cash equivalents at beginning of period	0.1	0.3	—	1.4	321.7	—	323.5
Cash and cash equivalents at end of period	$0.1	$3,582.4	$—	$22.3	$688.3	$—	$4,293.1

NOTE 21 – Subsequent Events

On July 6, 2015, the Company announced it has entered an agreement to acquire Oculeve Inc. (“Oculeve”), a development-stage medical device company focused on developing novel treatments for dry eye disease. Under the terms of the agreement, the Company will acquire Oculeve for a $125.0 million upfront payment and commercialization milestone payments related to Oculeve’s lead development program OD-01, a non-invasive nasal neurostimulation device that increases tear production in patients with dry eye disease.  The transaction is expected to close in the third quarter of 2015.

Only July 7, 2015, the Company announced that it has entered into an agreement with Merck & Co. (“Merck”), known as MSD outside the United States and Canada, under which the Company will acquire the exclusive worldwide rights to Merck’s investigational small molecule oral calcitonin gene-related peptide receptor antagonists, which are being developed for the treatment and prevention of migraines. The deal is subject to expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR”). The Company will acquire these rights for an upfront payment of $250.0 million, $125.0 million of which is payable upon HSR clearance and $125.0 million of which is payable in April 2016.   Additionally, Merck will be owed contingent payments based on commercial and development milestones.

On July 26, 2015, the Company announced that it has entered into an agreement to acquire Naurex Inc. (“Naurex”), a clinical-stage biopharmaceutical company developing transformative therapies for challenging disorders of the central nervous system, in an all-cash transaction. Under the terms of the agreement, Allergan will acquire Naurex for a $560.0 million upfront payment net of cash acquired, $460.0 million of which is payable upon the closing of the acquisition and $100.0 million of which is payable by January of 2016 (or upon the closing if the closing has not occurred by such time), as well as potential R&D success-based and sales-threshold milestone payments.

Effective July 26, 2015 we entered into a master purchase agreement under which Teva Pharmaceutical Industries Ltd. agreed to acquire our global generic pharmaceuticals business and certain other assets for $40.5 billion.  We will receive $33.75 billion in cash and $6.75 billion in Teva stock.   Under the agreement, Teva will acquire our global generics business, including the US and international generic commercial units, third-party supplier Medis, global generic manufacturing operations, the global generic R&D unit, the international over-the-counter commercial unit (excluding OTC eye care products) and some established international brands. The results of these operations are primarily reflected in our International Brands and Global Generics segments, along with certain shared general and administrative corporate costs. The transaction is subject to customary closing conditions and expected to close in 2016

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and the results of operations should be read in conjunction with the “Consolidated Financial Statements” and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “Annual Report”). This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under “Risk Factors” in our Annual Report, and elsewhere in this Quarterly Report.

References throughout to “we,” “our,” “us,” the “Company” or “Allergan” refer to financial information and transactions of Allergan plc. References to “Warner Chilcott Limited” refer to Warner Chilcott Limited, the Company’s indirect wholly owned subsidiary, and, unless the context otherwise requires, its subsidiaries. Warner Chilcott Limited is an indirect wholly-owned subsidiary of Allergan plc, the ultimate parent of the group. The results of Warner Chilcott Limited are consolidated into the results of Allergan plc. Due to the deminimis activity between Allergan plc and Warner Chilcott Limited, references throughout this filing relate to both Allergan plc and Warner Chilcott Limited. Warner Chilcott Limited representations relate only to itself and not to any other company.

Overview

We are a global specialty pharmaceutical company engaged in the development, manufacturing, marketing, and distribution of brand name (“brand”, “branded” or “specialty brand”), medical aesthetics, generic, branded generic, biosimilar and over-the-counter (“OTC”) pharmaceutical products. The Company has operations in more than 100 countries. Warner Chilcott Limited is a wholly owned subsidiary of Allergan plc and it has the same principal business activities. As a result of the Allergan Acquisition (defined below) which closed on March 17, 2015, the Company expanded its franchises to include ophthalmology, neurosciences and medical aesthetics/dermatology/plastic surgery, which complements Allergan’s existing central nervous system, gastroenterology, women’s health and urology franchises. The combined company benefits significantly from Allergan Inc.’s (“Legacy Allergan”) global brand equity and consumer awareness of key products, including Botox® and Restasis®. The transaction also expands our presence and market and product reach across many international markets, with strengthened commercial positions across Canada, Europe, Southeast Asia and other high-value growth markets, including China, India, the Middle East and Latin America.

Effective July 26, 2015 we entered into a master purchase agreement under which Teva Pharmaceutical Industries Ltd. (“Teva”) agreed to acquire our global generic pharmaceuticals business and certain other assets for $40.5 billion. We will receive $33.75 billion in cash, subject to customary adjustments, and $6.75 billion in Teva stock. Under the agreement, Teva will acquire our global generics business, including the United States (“U.S.”) and international generic commercial units, third-party supplier Medis, global generic manufacturing operations, the global generic R&D unit, the international over-the-counter (OTC) commercial unit (excluding OTC eye care products) and some established international brands. The results of these operations are primarily reflected in our International Brands and Global Generics segments, along with certain shared general and administrative corporate costs. The transaction is subject to customary closing conditions and expected to close in 2016.

2015 Significant Business Developments

During 2015, we entered into / completed the following transactions that impacted our results of operations and will continue to have an impact on our future operations.

Kythera

On June 17, 2015, the Company announced that it has agreed to acquire Kythera Biopharmaceuticals (“Kythera”), for $75 per share, or approximately $2.1 billion. Kythera is focused on the discovery, development and commercialization of novel prescription aesthetic products. Kythera’s lead product is Kybella® injection, the first and only Food and Drug Administration (“FDA”) approved, non-surgical treatment for moderate to severe submental fullness, commonly referred to as double chin. The Company expects the deal to close in the second half of the year.

Auden Mckenzie

On May 29, 2015 the Company acquired Auden Mckenzie Holdings Limited (“Auden”), a company specializing in the development, licensing and marketing of niche generic medicines and proprietary brands in the United Kingdom (“UK”) and across Europe for approximately 323.7 million British Pounds, or $495.9 million (the “Auden Acquisition”).

Australia

During the first quarter of 2015, the Company entered into an agreement with Amneal Pharmaceuticals LLC to divest the Australian generics business for upfront consideration of $5.0 million plus future royalties, which closed on May 1, 2015 (the “Australia Transaction”). As a result of holding the assets for sale as of March 31, 2015, the Company impaired intangible assets of $36.1 million, miscellaneous assets and goodwill allocated to the business of $2.5 million in the six months ended June 30, 2015. In addition, the Company recognized a loss on the sale of the business, which is included as a component of other (expense) income of $13.6 million in the three and six months ended June 30, 2015.

Allergan Acquisition

On March 17, 2015, the Company acquired Allergan, Inc. for approximately $77.0 billion including outstanding indebtedness assumed of $2.2 billion, cash consideration of $40.1 billion and equity consideration of $34.7 billion, which includes outstanding equity awards (the “Allergan Acquisition”). Under the terms of the agreement, Allergan, Inc. shareholders received 111.2 million of the Company’s ordinary shares, 7.0 million of the Company’s non-qualified stock options and 0.5 million of the Company’s  share units. The addition of Legacy Allergan’s therapeutic franchises in ophthalmology, neurosciences and medical aesthetics/dermatology/plastic surgery complements the Company’s existing central nervous system, gastroenterology, women’s health and urology franchises. The combined company will also benefit significantly from Legacy Allergan’s global brand equity and consumer awareness of key products, including Botox® and Restasis®. The transaction also expands our presence and market and product reach across many international markets, with strengthened commercial positions across Canada, Europe, Southeast Asia and other high-value growth markets, including China, India, the Middle East and Latin America.

The contribution from the acquisition of Legacy Allergan for the three and six months ended June 30, 2015 is as follows ($ in millions):

	Three Months Ended June 30, 2015
	US	US Medical	International	Global	Anda
	Brands	Aesthetics	Brands	Generics	Distribution	Corporate	Total

Net revenues	$825.9	$473.9	$558.9	$121.1	$—	$—	$1,979.8

Operating expenses:
Cost of sales(1)	46.4	33.3	85.0	13.8	—	447.6	626.1
Selling and marketing	149.4	97.8	143.3	17.4	—	50.3	458.2
General and administrative	1.9	11.2	30.1	2.7	—	147.7	193.6
Contribution	$628.2	$331.6	$300.5	$87.2	$—	$(645.6)	$701.9

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

	Six Months Ended June 30, 2015
	US	US Medical	International	Global	Anda
	Brands	Aesthetics	Brands	Generics	Distribution	Corporate	Total

Net revenues	$928.5	$542.0	$629.6	$138.0	$—	$—	$2,238.1

Operating expenses:
Cost of sales(1)	49.3	37.2	100.8	15.8	—	540.0	743.1
Selling and marketing	172.0	111.6	168.1	20.6	—	135.6	607.9
General and administrative	1.9	13.9	33.6	2.7	—	549.4	601.5
Contribution	$705.3	$379.3	$327.1	$98.9	$—	$(1,225.0)	$285.6

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

As a result of the acquisition, the Company incurred the following transaction and integration costs in the three and six months ended June 30, 2015 ($ in millions):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Cost of sales
Stock-based compensation acquired for Legacy Allergan employees	$7.4	$14.3
Acquisition, integration and restructuring related charges	6.8	21.3
Research and development
Stock-based compensation acquired for Legacy Allergan employees	36.1	91.6
Acquisition, integration and restructuring related charges	6.8	67.4
Selling and marketing
Stock-based compensation acquired for Legacy Allergan employees	39.7	62.9
Acquisition, integration and restructuring related charges	10.6	72.8
General and administrative
Stock-based compensation acquired for Legacy Allergan employees	43.2	226.2
Acquisition related expenditures	—	65.5
Acquisition, integration and restructuring related charges	48.8	179.4
Other (expense) income
Bridge loan facilities expense	(1.9)	(264.9)
Interest rate lock	—	30.9
Total transaction and integration costs	$201.3	$1,035.4

Respiratory Business

As part of the Forest Acquisition (defined below), we acquired certain assets that comprised a respiratory business. During the year ended December 31, 2014, we held for sale the respiratory assets of $734.0 million, including allocated goodwill to this unit of $309.1 million. On February 5, 2015, the Company announced the sale of its respiratory business to AstraZeneca plc (“AstraZeneca”) for consideration of $600.0 million upon closing, additional funds to be received for the sale of certain of our inventory to AstraZeneca and low single-digit royalties above a certain revenue threshold. AstraZeneca also paid Actavis an additional $100.0 million, and Allergan has agreed to a number of contractual consents and approvals, including certain amendments to the ongoing collaboration agreements between AstraZeneca and Allergan (the “Respiratory Sale”). The transaction closed on March 2, 2015. As a result of the final terms of the agreement, in the six months ended June 30, 2015, the Company recognized an incremental charge in cost of sales (including the acquisition accounting fair value mark-up of inventory) relating to inventory that will not be sold to AstraZeneca of $35.3 million. In the quarter ended June 30, 2015, the Company recorded an out-of-period pre-tax expense of $38.8 million related to the write off of royalty rights that expired in April 2015 in connection with the first quarter 2015 transaction. The impact of the out-of-period adjustment is not material to either the three months ended March 31, 2015 or the three months ended June 30, 2015. The Company recognized a loss in other (expense) income for the sales of the business of $38.8 million and $5.3 million, in the quarter and six months ended June 30, 2015, respectively

Pharmatech

As part of the Forest Acquisition, the Company acquired certain manufacturing plants and contract manufacturing agreements within our Aptalis Pharmaceutical Technologies (“Pharmatech”) entities. In accordance with acquisition accounting, the assets were fair valued on July 1, 2014 as assets held in use, including market participant synergies anticipated under the concept of “highest and best use”. During the fourth quarter of 2014, the decision was made to hold these assets for sale as one complete unit, without integrating the unit and realizing anticipated synergies. During the year ended December 31, 2014, the Company recognized an impairment on assets held for sale of $189.9 million (the “Pharmatech Transaction”) which included a portion of goodwill allocated to this business unit. In the second quarter of 2015, the Company completed the divestiture of the Pharmatech business.

2014 Significant Business Developments

During 2014, we completed the following transactions that impacted our results of operations and will continue to have an impact on our future operations.

Durata Therapeutics Acquisition

On November 17, 2014, we completed our tender offer to purchase all of the outstanding shares of Durata Therapeutics, Inc. (“Durata”), an innovative pharmaceutical company focused on the development and commercialization of novel therapeutics for patients with infectious diseases and acute illnesses (the “Durata Acquisition”). Allergan purchased all outstanding shares of Durata, which were valued at approximately $724.5 million, including the assumption of debt, as well as one contingent value right (“CVR”) per share, entitling the holder to receive additional cash payments of up to $5.00 per CVR if certain regulatory or commercial milestones related to Durata’s lead product Dalvance™ are achieved. The CVR had an acquisition date fair value of $49.0 million. We accounted for the acquisition as a business combination requiring that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. On March 2, 2015, the Company announced that the European Commission has granted Allergan’s subsidiary Durata Therapeutics International B.V., marketing authorization for Xydalba™ (dalbavancin) for the treatment of acute bacterial skin and skin structure infections (ABSSSI) in adults. The approval triggered the first CVR payment. The difference between the fair value of the CVR on the date of acquisition of $24.5 million and the payment made of $30.9 million, or $6.4 million, was recorded as an operating expense in the six months ended June 30, 2015.

Furiex Acquisition

On July 2, 2014, the Company completed an agreement to acquire Furiex Pharmaceuticals, Inc. (“Furiex”) in an all-cash transaction (the “Furiex Acquisition”) valued at $1,156.2 million (including the assumption of debt) and up to approximately $360.0 million in a CVR that may be payable based on the designation of eluxadoline, Furiex’s lead product, as a controlled drug following approval (if any) which had an acquisition accounting fair value of $88.0 million on the date of acquisition (included in the value of $1,156.2 million). In the second quarter of 2015, the Company received approval from the FDA of the eluxadoline product, Viberzi®.

Viberzi® is a first-in-class, locally-acting mu opioid receptor agonist and delta opioid receptor antagonist for treating symptoms of diarrhea-predominant irritable bowel syndrome (IBS-d), a condition that affects approximately 28 million patients in the United States and Europe. The CVR payment is based on the status of Viberzi®, as a controlled drug, if any, as follows:

•	If Viberzi® is determined to be a schedule III (C-III) drug, there will be no additional consideration for the CVR.
•	If Viberzi® is determined to be a schedule IV (C-IV) drug, CVR holders are entitled to $10 in cash for each CVR held.
•	If Viberzi® is determined to be a schedule V (C-V) drug, CVR holders are entitled to $20 in cash for each CVR held.
•	If Viberzi® is determined to not be subject to DEA scheduling, CVR holders are entitled to $30 in cash for each CVR held.

In connection with the close of the Furiex Acquisition, the Company closed the transaction related to the sale of Furiex’s royalties on Alogliptin and Priligy® to Royalty Pharma for $408.6 million with no income statement impact.

Contingent Consideration

Additional consideration is conditionally due to the seller based upon the status of eluxadoline as a controlled drug, if any. The Company estimated the acquisition accounting fair value of the contingent consideration to be $88.0 million on the date of acquisition using a probability weighted approach that considered the possible outcomes based on assumptions related to the timing and probability of the product launch date, discount rates matched to the timing of the payment, and probability of success rates and discount adjustments on the related cash flows.

In the second quarter of 2015, the Company updated the probability weighted outcomes of the contingent liability for Viberzi® based on the approval received from the FDA and recognized income of $29.5 million as a component of research and development expense. The fair value of the contingent consideration as of June 30, 2015 is $59.3 million.

Acquisition of Forest Laboratories

On July 1, 2014, the Company acquired Forest Laboratories, Inc. (“Forest”) for $30.9 billion including outstanding indebtedness assumed of $3.3 billion, equity consideration of $20.6 billion, which includes outstanding equity awards, and cash consideration of $7.1 billion (the “Forest Acquisition”). Under the terms of the transaction, Forest shareholders received 89.8 million Allergan plc ordinary shares, 6.1 million Allergan plc non-qualified stock options and 1.1 million Allergan plc share units. Forest was a leading, fully integrated, specialty pharmaceutical company largely focused on the United States market. Forest marketed a portfolio of branded drug products and developed new medicines to treat patients suffering from diseases principally in the following therapeutic areas: central nervous system, cardiovascular, gastrointestinal, respiratory, anti-infective, and cystic fibrosis.

The contribution from the acquisition of Forest for the three and six months ended June 30, 2015 is as follows ($ in millions):

	Three Months Ended June 30, 2015
	US	International	Global
	Brands	Brands	Generics	Corporate	Total

Net revenues	$1,111.1	$25.9	$17.2	$—	$1,154.2

Operating expenses:
Cost of sales(1)	197.0	4.3	8.2	51.4	260.9
Selling and marketing	270.6	3.7	2.5	8.5	285.3
General and administrative	39.6	3.3	2.2	40.4	85.5
Contribution	$603.9	$14.6	$4.3	$(100.3)	$522.5

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

	Six Months Ended June 30, 2015
	US	International	Global
	Brands	Brands	Generics	Corporate	Total

Net revenues	$2,242.9	$66.4	$47.3	$—	$2,356.6

Operating expenses:
Cost of sales(1)	374.9	11.1	22.5	190.4	598.9
Selling and marketing	539.2	9.6	6.8	44.9	600.5
General and administrative	79.9	8.5	6.0	74.5	168.9
Contribution	$1,248.9	$37.2	$12.0	$(309.8)	$988.3

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

As a result of the Forest Acquisition, the Company incurred the following transaction and integration costs in the three and six months ended June 30, 2015 ($ in millions):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Cost of sales
Stock-based compensation acquired for Forest employees	$1.5	$2.7
Severance related charges	0.1	1.1
Research and development
Stock-based compensation acquired for Forest employees	8.5	24.5
Severance related charges	—	8.8
Selling and marketing
Stock-based compensation acquired for Forest employees	8.8	28.4
Severance related charges	0.1	16.9
General and administrative
Stock-based compensation acquired for Forest employees	11.1	32.2
Other integration charges	28.1	29.7
Severance related charges	1.2	12.6
Total transaction and integration costs	$59.4	$156.9

Western European Divestiture

During the year ended December 31, 2013, the Company held for sale its then current commercial infrastructure in France, Italy, Spain, Portugal, Belgium, Germany and the Netherlands, including products, marketing authorizations and dossier license rights. On January 17, 2014, the Company announced its intention to enter into an agreement with Aurobindo Pharma Limited (“Aurobindo”) to sell these businesses. On April 1, 2014, the Company completed the sale of the assets in Western Europe.

2013 Significant Business Developments

During 2013, we completed the following transactions that impacted our results of operations and will continue to have an impact on our future operations.

Acquisition of Warner Chilcott

On October 1, 2013, the Company completed the acquisition of Warner Chilcott plc (“Warner Chilcott”) in a stock for stock transaction for a value, including the assumption of debt, of $9.2 billion (the “Warner Chilcott Acquisition”). Warner Chilcott was a leading specialty pharmaceutical company focused on the women’s healthcare, gastroenterology, urology and dermatology segments of the branded pharmaceuticals market, primarily in North America.

Operating results

Segments

In the second quarter of 2015, management realigned the Company’s global strategic business structure as a result of the Allergan Acquisition.  Prior to the realignment, the Company operated and managed its business as four distinct operating segments: North American Brands, North American Generics and International, Allergan (from March 17, 2015 through March 31, 2015), and Anda Distribution.

Under the new organizational structure being reported, the Company organized its business into five operating segments: US Brands, US Medical Aesthetics, International Brands, Global Generics, and Anda Distribution. In addition, certain revenues and shared costs and the results of corporate initiatives are being managed outside of the five segments.  The new operating segments are organized as follows:

•	The US Brands segment includes sales and expenses relating to branded products within the United States, including certain Botox® therapies.
•	The US Medical Aesthetics segment includes sales and expenses relating to aesthetics and dermatology products within the United States, including certain Botox® therapies.
•

The International Brands segment includes sales and expenses relating to countries that sell brand and generic products, but that have the majority of their business represented by branded product sales, our third party Medis business, as well as sales and expenses relating to branded product sales in Canada, Switzerland and Austria.

•

The Global Generics segment includes sales and expenses relating to countries that sell brand and generic products, but that have the majority of their business represented by generic product sales, as well as sales and expenses relating to generic sales within the US, Canada, Switzerland and  Austria.

•

The Anda Distribution segment includes distribution of generic and brand pharmaceutical products manufactured by third parties, as well as by the Company, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. The Anda Distribution segment operating results exclude sales of products developed, acquired, or licensed by the US Brands, US Medical Aesthetics, International Brands, and Global Generics segments.

The Company evaluates segment performance based on segment contribution. Segment contribution for segments represent net revenues less cost of sales (excluding amortization and impairment of acquired intangibles including product rights), selling and marketing expenses, and select general and administrative expenses. The Company does not evaluate the following items at the segment level:

•

Revenues and operating expenses within cost of sales (excluding amortization and impairment of acquired intangibles including product rights), selling and marketing expenses and general and administrative expenses that result from the impact of corporate initiatives.

•	General and administrative expenses that result from shared infrastructure, including expenses located within the United States.

•	Total assets including capital expenditures.
•

Other select revenues and operating expenses including R&D expenses, amortization, IPR&D impairments and asset sales and impairments, net as not all such information has been accounted for at the segment level, or such information has not been used by all segments.

Operating results relating to assets included in the pending transaction with Teva are primarily included within the Global Generics and International Brands segments.

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the three months ended June 30, 2015 and 2014 ($ in millions):

	Three Months Ended June 30, 2015
	US	US Medical	International	Global	Anda
	Brands	Aesthetics	Brands	Generics	Distribution	Total

Net revenues	$2,435.7	$486.8	$717.0	$1,629.0	$462.4	$5,730.9

Operating expenses:
Cost of sales(1)	307.3	34.0	159.5	680.3	404.5	1,585.6
Selling and marketing	459.4	97.9	181.8	162.1	31.3	932.5
General and administrative	47.2	11.2	47.5	82.2	8.9	197.0
Segment Contribution	$1,621.8	$343.7	$328.2	$704.4	$17.7	$3,015.8
Contribution margin	66.6%	70.6%	45.8%	43.2%	3.8%	52.6%
Corporate						852.1
Research and development						454.9
Amortization						1,673.5
In-process research and development impairments						197.6
Asset sales and impairments, net						0.6
Operating (loss)						(162.9)
Operating margin						(2.8)%

(1) Excludes amortization and impairment of acquired intangibles including product rights.
	Three Months Ended June 30, 2014
	US	US Medical	International	Global	Anda
	Brands	Aesthetics	Brands	Generics	Distribution	Total

Net revenues	$564.6	$—	$169.1	$1,474.6	$427.0	$2,635.3

Operating expenses:
Cost of sales(1)	71.1	—	74.3	631.2	374.5	1,151.1
Selling and marketing	75.7	—	36.4	136.6	27.1	275.8
General and administrative	24.7	—	13.2	97.0	8.8	143.7
Segment Contribution	$393.1	$—	$45.2	$609.8	$16.6	$1,064.7
Contribution margin	69.6%	0.0%	26.7%	41.4%	3.9%	40.4%
Corporate						255.6
Research and development						158.0
Amortization						422.9
In-process research and development impairments						16.3
Asset sales and impairments, net						5.8
Operating income						206.1
Operating margin						7.8%

(1) Excludes amortization and impairment of acquired intangibles including product rights.

The following is a reconciliation of net revenues for the operating segments to the Company’s net revenues for the three months ended June 30, 2015 and 2014 ($ in millions):

	Three Months Ended June 30,		Change
	2015	2014	Dollars	%
Segment net revenues	$5,730.9	$2,635.3	3,095.6	117.5%
Corporate revenues	24.1	31.9	(7.8)	(24.5%)
Net revenues	$5,755.0	$2,667.2	3,087.8	115.8%

The following represents net revenues by geographic region for the three months ended June 30, 2015 and 2014 ($ in millions):

	Three Months Ended June 30,		Change
	2015	2014	Dollars	%
United States	$4,462.0	$1,989.0	2,473.0	124.3%
International	1,293.0	678.2	614.8	90.7%
Net revenues	$5,755.0	$2,667.2	3,087.8	115.8%

No other country represents ten percent or more of Company revenues.

The following table represents global net revenues for the top products for the three months ended June 30, 2015 and 2014 ($ in millions):

	Three Months Ended
	June 30,		Change
	2015	2014	Dollars	%
Botox®	$631.5	$—	$631.5	100.0%
Restasis®	325.0	—	325.0	100.0%
Namenda® IR	232.6	—	232.6	100.0%
Namenda XR®	204.7	—	204.7	100.0%
Fillers	195.9	—	195.9	100.0%
Lumigan®/Ganfort®	176.5	—	176.5	100.0%
Bystolic®	157.1	—	157.1	100.0%
Asacol®/Delzicol®	149.3	148.9	0.4	0.3%
Alphagan®/Combigan®	135.5	—	135.5	100.0%
Linzess®/Constella®	112.1	—	112.1	100.0%
Viibryd®/Fetzima®	80.7	—	80.7	100.0%
Lo Loestrin®	79.2	68.0	11.2	16.5%
Breast Implants	71.8	—	71.8	100.0%
Estrace® Cream	70.1	57.9	12.2	21.1%
Aczone®	60.3	—	60.3	100.0%
Minastrin® 24	56.1	56.5	(0.4)	(0.7)%
Other Branded Products Revenues	973.6	305.6	668.0	218.6%
Total Branded Products Revenues	3,712.0	636.9	3,075.1	482.8%
Total Generic Products Revenues	1,580.6	1,603.3	(22.7)	(1.4)%
ANDA Revenues	462.4	427.0	35.4	8.3%
Total Net Revenues	$5,755.0	$2,667.2	$3,087.8	115.8%

No other product represents ten percent or more of total net revenues.

US Brands Segment

The following table presents net contribution for the US Brands segment for the three months ended June 30, 2015 and 2014    ($ in millions):

	Three Months Ended
	June 30,		Change
	2015	2014	Dollars	%

Net revenues	$2,435.7	$564.6	$1,871.1	331.4%
Operating expenses:
Cost of sales(1)	307.3	71.1	236.2	332.2%
Selling and marketing	459.4	75.7	383.7	506.9%
General and administrative	47.2	24.7	22.5	91.1%
Segment contribution	$1,621.8	$393.1	$1,228.7	312.6%
Segment margin	66.6%	69.6%		(3.0)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

Net Revenues

The following table presents net revenues for the US Brands segment for the three months ended June 30, 2015 and 2014 ($ in millions):

	Three Months Ended
	June 30,		Change
	2015	2014	Dollars	%
Central Nervous System (CNS)	$802.9	$—	$802.9	100.0%
Eyecare	578.6	—	578.6	100.0%
Gastroenterology (GI)	373.2	136.4	236.8	173.6%
Women's Health	230.0	230.8	(0.8)	(0.3)%
Cardiovascular	157.1	—	157.1	100.0%
Infectious Disease	44.1	—	44.1	100.0%
Urology	63.3	25.3	38.0	150.2%
Other	186.5	172.1	14.4	8.4%

Total US Brands Net Revenues	$2,435.7	$564.6	$1,871.1	331.4%

US Brands revenues are classified based on the current mix of promoted products within the respective categories. Movement of products between categories may occur from time to time based on changes in promotional activities.

Net revenues in our US Brands segment include product sales and other revenue derived from branded products. Our US Brands segment product line includes a variety of products and dosage forms. In March 2015, as a result of the Allergan Acquisition, we began to promote Restasis®, Lumigan®/Ganfort®, Alphagan®/Combigan®, Botox®, and other eye care products. In July 2014, as a result of the Forest Acquisition, the Company also began recognizing revenues on key US brands, including, but not limited to, Bystolic ®, Canasa®, Carafate®, Fetzima ®, Linzess ®, Namenda ® IR (which lost exclusivity in July 2015), Namenda XR ®, Saphris®, Teflaro ® and Viibryd ®.

The increase in the US Brands net revenues is primarily due to the Allergan Acquisition and Forest Acquisition, which contributed three months of sales in 2015 compared to no sales in the prior period.

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

The increase in cost of sales was due to higher product sales driving the corresponding cost of sales, primarily as a result of the Allergan and Forest acquisitions.

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel-related costs, product promotion costs, distribution costs, professional service costs, insurance, depreciation and travel costs.

The increase in selling and marketing expenses was due in part to increased operating costs related to the expansion of the Company’s size, including costs incurred by Legacy Allergan and Forest for ongoing operations, offset, in part, by synergies in the base business as a result of our corporate initiatives.

General and Administrative Expenses

General and administrative expenses consist mainly of personnel-related costs, facilities costs, transaction costs, insurance, depreciation, litigation and settlement costs and professional services costs which are general in nature and attributable to the segment.

The increase in general and administrative expenses was due in part to increased operating costs related to the expansion of the Company’s size, including costs incurred by Legacy Allergan and Forest for ongoing operations, offset, in part, by synergies in the base business as a result of our corporate initiatives.

US Medical Aesthetics

The following table presents net contribution for the US Medical Aesthetics segment for the three months ended June 30, 2015 and 2014 ($ in millions):

	Three Months Ended
	June 30,		Change
	2015	2014	Dollars	%

Net revenues	$486.8	$—	$486.8	100.0%
Operating expenses:
Cost of sales(1)	34.0	—	34.0	100.0%
Selling and marketing	97.9	—	97.9	100.0%
General and administrative	11.2	—	11.2	100.0%
Segment contribution	$343.7	$—	$343.7	100.0%
Segment margin	70.6%	n.a.		n.a.

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

Net Revenues

The following table presents net revenues for the US Medical Aesthetics segment for the three months ended June 30, 2015 and 2014 ($ in millions):

	Three Months Ended
	June 30,		Change
	2015	2014	Dollars	%
Facial Aesthetics Total	$263.7	$—	$263.7	100.0%
Medical Dermatology Total	169.0	—	169.0	100.0%
Plastic Surgery Total	54.1	—	54.1	100.0%
Total US Medical Net Revenues	$486.8	$—	$486.8	100.0%

Net revenues in our US Medical Aesthetics segment include a variety of products which were primarily acquired in connection with the Allergan Acquisition in March 2015.  The increase in the US Medical Aesthetics net revenues is due to the Allergan Acquisition, which contributed three months of sales in 2015 compared to no sales in the prior period.

Operating Expenses

The increase in operating expenses was due to the Allergan Acquisition.

International Brands

The following table presents net contribution for the International Brands segment for the three months ended June 30, 2015 and 2014 ($ in millions):

	Three Months Ended
	June 30,		Change
	2015	2014	Dollars	%

Net revenues	$717.0	$169.1	$547.9	324.0%
Operating expenses:
Cost of sales(1)	159.5	74.3	85.2	114.7%
Selling and marketing	181.8	36.4	145.4	399.5%
General and administrative	47.5	13.2	34.3	259.8%
Segment contribution	$328.2	$45.2	$283.0	626.1%
Segment margin	45.8%	26.7%		19.1%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

Net Revenues

The following table presents net revenues for the International Brands segment for the three months ended June 30, 2015 and 2014 ($ in millions):

	Three Months Ended
	June 30,		Change
	2015	2014	Dollars	%
Eyecare	$269.4	$—	$269.4	100.0%
Facial Aesthetics	172.1	—	172.1	100.0%
Other Therapeutics	167.8	49.6	118.2	238.3%
Plastic Surgery	36.1	—	36.1	100.0%
Generics and other	71.6	119.5	(47.9)	(40.1)%
Total International Brands Net Revenues	$717.0	$169.1	$547.9	324.0%

Net revenues in our International Brands segment include product sales and other revenue derived from branded products and certain generic products in select markets. Our International Brands segment product line of branded products includes a variety of products and dosage forms primarily resulting from the Allergan Acquisition including therapeutic and cosmetic indications of Botox®, Juvederm® and other facial aesthetics, and eye care products as well as plastic surgery products and skin care products.

The increase in the International Brands net revenues is primarily due to the Allergan Acquisition and Forest Acquisition, which contributed three months of sales in 2015 compared to no sales in the prior period, offset, in part, by declines in the legacy business due in part to the impact of foreign currency exchange rates of $27.3 million.

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

The increase in cost of sales was due to higher product sales driving the corresponding cost of sales, primarily as a result of the Allergan Acquisition and Forest Acquisition, offset, in part, by declines in the legacy business due in part to the impact of foreign currency exchange rates of $12.6 million.

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel-related costs, product promotion costs, distribution costs, professional service costs, insurance, depreciation and travel costs.

The increase in selling and marketing expenses was due in part to increased operating costs related to the expansion of the Company’s size, including costs incurred by Legacy Allergan and Forest for ongoing operating expenses.

General and Administrative Expenses

General and administrative expenses consist mainly of personnel-related costs, facilities costs, transaction costs, insurance, depreciation, litigation and settlement costs and professional services costs which are general in nature and attributable to the segment.

The increase in general and administrative expenses was due in part to increased operating costs related to the expansion of the Company’s size, including costs incurred by Legacy Allergan and Forest for ongoing operating expenses.

Global Generics

The following table presents net contribution for the Global Generics segment for the three months ended June 30, 2015 and 2014 ($ in millions):

	Three Months Ended
	June 30,		Change
	2015	2014	Dollars	%

Net revenues	$1,629.0	$1,474.6	$154.4	10.5%
Operating expenses:
Cost of sales(1)	680.3	631.2	49.1	7.8%
Selling and marketing	162.1	136.6	25.5	18.7%
General and administrative	82.2	97.0	(14.8)	(15.3)%
Segment contribution	$704.4	$609.8	$94.6	15.5%
Segment margin	43.2%	41.4%		1.8%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

The following table presents net revenues for the Global Generics segment for the three months ended June 30, 2015 and 2014 ($ in millions):

	Three Months Ended
	June 30,		Change
	2015	2014	Dollars	%
United States	$1,077.1	$997.4	$79.7	8.0%
UK & Ireland	190.5	115.3	75.2	65.2%
Other markets	361.4	361.9	(0.5)	(0.1)%

Total Global Generics Net Revenues	$1,629.0	$1,474.6	$154.4	10.5%

The Global Generics segment includes certain trademarked off-patent products that the Company sells and markets as off-patent pharmaceutical products that are therapeutically equivalent to proprietary products.

Our Global Generics segment products are the therapeutic equivalent to their brand name counterparts and are generally sold at prices significantly less than the branded product. As such, generic products provide an effective and cost-efficient alternative to brand products. When patents or other regulatory exclusivity no longer protect a branded product, or if we are successful in developing a bioequivalent, non-infringing version of a branded product, opportunities exist to introduce off-patent or generic counterparts to the branded product. Additionally, we distribute authorized generics to the extent such arrangements are complementary to our core business. Our portfolio of generic products includes products we have internally developed, products we have licensed from third parties and products we distribute for third parties.

Within the Global Generics segment, and in particular the United States market, revenue by product moves based on the timing of launches, including an exclusivity period in certain circumstances, and the amount of generic competition in the market. An increase in competition can decrease both volume and the price received for each product.

The increase in Global Generics revenues was primarily the result of changes in product mix within the United States and the acquisition of Legacy Allergan, offset, in part, by a decline in international revenues due in part to the impact of foreign currency exchange rates of $102.1 million.

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

The increase in cost of sales was due to higher product sales driving the corresponding cost of sales, primarily as a result of the Allergan Acquisition and Forest Acquisition, offset, in part, a decrease in expenses due in part to the impact of foreign currency exchange rates of $53.3 million.

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel-related costs, product promotion costs, distribution costs, professional service costs, insurance, depreciation and travel costs.

The increase in selling and marketing expenses was due in part to increased operating costs related to the expansion of the Company’s size, including costs incurred by Legacy Allergan and Forest.

General and Administrative Expenses

General and administrative expenses consist mainly of personnel-related costs, facilities costs, transaction costs, insurance, depreciation, litigation and settlement costs and professional services costs which are general in nature and attributable to the segment.

The decrease in general and administrative expenses was due in part to cost savings initiatives and the impact of foreign currency, offset in part by increased operating costs incurred by Legacy Allergan and Forest.

Anda Distribution Segment

The following table presents net contribution for the Anda Distribution segment for the three months ended June 30, 2015 and 2014 ($ in millions):

	Three Months Ended
	June 30,		Change
	2015	2014	Dollars	%

Net revenues	$462.4	$427.0	$35.4	8.3%
Operating expenses:
Cost of sales(1)	404.5	374.5	30.0	8.0%
Selling and marketing	31.3	27.1	4.2	15.5%
General and administrative	8.9	8.8	0.1	1.1%
Segment contribution	$17.7	$16.6	$1.1	6.6%
Segment margin	3.8%	3.9%		(0.1)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

Net Revenues

Our Anda Distribution segment distributes generic and brand pharmaceutical products manufactured by third parties, as well as by Allergan, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. Sales are principally generated through our national accounts relationships, an in-house telemarketing staff and through internally developed ordering systems. The Anda Distribution segment operating results exclude sales by Anda of products developed, acquired, or licensed by US Brands, International Brands, and Global Generics segments.

The increase in net revenues was primarily due to an increase in U.S. base product sales due to volume and price increases ($12.7 million) and an increase in third-party launches ($22.7 million).

Cost of Sales

Cost of sales includes third-party acquisition costs, profit-sharing or royalty payments for products sold pursuant to licensing agreements and inventory reserve charges, where applicable. Cost of sales does not include amortization or impairment costs for other acquired intangibles.

The increase in cost of sales within our Anda Distribution segment was due to higher product sales. Cost of sales as a percentage of revenue decreased to 87.5% compared to 87.7% in the prior year period primarily due to product and customer mix.

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel costs, facilities costs, insurance and freight costs which support the Anda Distribution segment sales and marketing functions.

The increase in selling and marketing expenses relate to higher freight costs and higher personnel costs.

General and Administrative Expenses

General and administrative expenses consist mainly of personnel-related costs, facilities costs, insurance, depreciation, litigation and settlement costs and professional services costs which are general in nature. General and administrative costs were consistent period over period.

Corporate

Corporate represents the results of corporate initiatives as well as the impact of select revenues and shared costs.  The following represents the corporate amounts for the three months ended June 30, 2015 and 2014 ($ in millions):

	Three Months Ended June 30, 2015
	Operating Results For Assets Held for Sale	Integration and Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Other	Revenues and Shared Costs	Total

Net Sales	$23.5	$—	$—	$—	$—	$0.6	$24.1
Operating expenses:
Cost of sales(1)	23.0	14.0	4.4	493.3	8.2	1.6	544.5
Selling and marketing	—	48.3	—	—	0.2	—	48.5
General and administrative	—	135.6	(6.8)	—	40.7	113.7	283.2
Contribution	$0.5	$(197.9)	$2.4	$(493.3)	$(49.1)	$(114.7)	$(852.1)

(1) Excludes amortization and impairment of acquired intangibles including product rights.
	Three Months Ended June 30, 2014
	Operating Results For Assets Held for Sale	Integration and Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Other	Revenues and Shared Costs	Total

Net Sales	$37.4	$—	$—	$(5.5)	$—	$—	$31.9
Operating expenses:
Cost of sales(1)	38.3	3.8	6.9	85.4	11.0	—	145.4
Selling and marketing	—	5.7	—	—	10.0	—	15.7
General and administrative	—	47.2	—	—	5.3	73.9	126.4
Contribution	$(0.9)	$(56.7)	$(6.9)	$(90.9)	$(26.3)	$(73.9)	$(255.6)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

In the three months ended June 30, 2015, integration and restructuring charges primarily related to the integration of the Legacy Allergan business, as well as the acquisition of Forest.  In the three months ended June 30, 2015, the Company incurred $493.3 million in cost of sales primarily related to the fair value inventory step-up from the Allergan Acquisition and the Forest Acquisition as products were sold to the Company’s third party customers.  In addition, in the quarter ended June 30, 2015, the Company incurred mark-to-market unrealized losses for foreign currency option contracts that are entered into to offset future exposure to movements in currencies.

In the three months ended June 30, 2014, the operating results for assets held for sale primarily relate to the Western European assets divested in April of 2014, including the continuing operating involvement in those entities.  Integration and restructuring charges in the three months ended June 30, 2014, primarily related to integration of the Warner Chilcott business, as well as $22.7 million of general and administrative costs incurred for the then-pending acquisition of Forest.  In the three months ended June 30, 2014, the Company incurred $85.4 million in cost of sales for the pull through of the acquisition accounting fair value adjustment to inventory step-up related primarily to the acquired Warner Chilcott inventory as that product was sold to the Company’s third party customers.

Research and Development Expenses

R&D expenses consist predominantly of personnel-related costs, active pharmaceutical ingredient costs, contract research, biostudy and facilities costs associated with product development. R&D expenses consisted of the following components in the three months ended June 30, 2015 and 2014 ($ in millions):

	Three Months Ended June 30,		Change
	2015	2014	Dollars	%
Ongoing operating expenses	$406.0	$184.8	$221.2	119.7%
Contingent consideration adjustments, net	(25.1)	(3.5)	(21.6)	617.1%
Write-off of contingent consideration	—	(24.7)	24.7	(100.0)%
Brand related milestone payments and upfront option payments	30.0	—	30.0	100.0%
Accelerated depreciation and product transfer costs	—	0.6	(0.6)	(100.0)%
Acquisition accounting fair market value adjustment to stock-based compensation	37.4	—	37.4	100.0%
Acquisition, integration, and restructuring charges	6.6	0.8	5.8	725.0%
Total expenditures	$454.9	$158.0	$296.9	187.9%

The increase in ongoing operating expenses is primarily due to the impact of the Forest Acquisition and Allergan Acquisition.

Amortization

	Three Months Ended June 30,		Change
($ in millions)	2015	2014	Dollars	%
Amortization	$1,673.5	$422.9	$1,250.6	295.7%

Amortization for the three months ended June 30, 2015 increased as compared to the prior year period primarily as a result of increased amortization of identifiable assets acquired in the Forest Acquisition of $471.9 million, the Allergan Acquisition of $878.4 million and the Auden Acquisition of $9.8 million.

IPR&D Impairments and Asset Sales and Impairments, Net

	Three Months Ended June 30,		Change
($ in millions)	2015	2014	Dollars	%
IPR&D impairments	$197.6	$16.3	$181.3	n.m.
Asset sales and impairments, net	0.6	5.8	(5.2)	(89.7)%

During the second quarter of 2015, the Company recorded a $197.6 million impairment related to IPR&D for select projects within women’s health care as the Company revised its sales forecast of certain assets as well as the timing of launch of certain projects.

IPR&D impairments for the three months ended June 30, 2014 primarily included the impairments related to the Estelle and Colvir assets acquired in the Uteron acquisition of $15.1 million after an identified triggering event. Asset sales and impairments, net for the three months ended June 30, 2014 primarily included the impact of our Corona manufacturing facility assets held for sale of $12.8 million offset, in part, by a gain on sale of the Lincolnton facility of $6.6 million.

Interest Income

	Three Months Ended June 30,		Change
($ in millions)	2015	2014	Dollars	%
Interest income	$2.6	$1.2	$1.4	116.7%

Interest income represents interest earned on cash and cash equivalents held during the respective periods.

Interest Expense

	Three Months Ended June 30,		Change
($ in millions)	2015	2014	Dollars	%
Interest expense—Fixed Rate Notes	$287.0	$62.6	$224.4	358.5%
Interest expense—AGN Term Loan	25.1	—	25.1	100.0%
Interest expense—ACT Term Loan	14.4	6.6	7.8	118.2%
Interest expense—Floating Rate Notes	5.7	—	5.7	100.0%
Interest expense—WC Term Loan	4.2	8.0	(3.8)	(47.5)%
Interest expense—Revolving Credit Facility	0.2	0.6	(0.4)	(66.7)%
Interest expense—Other	3.3	1.3	2.0	153.8%
Interest expense	$339.9	$79.1	$260.8	329.7%

Interest expense increased for the three months ended June 30, 2015 over the prior year primarily due to interest from the indebtedness incurred as part of the Allergan Acquisition of $221.9 million and indebtedness incurred from the Forest Acquisition of $70.0 million.

Other (expense) income, net

	Three Months Ended June 30,		Change
($ in millions)	2015	2014	Dollars	%
Disposal of a business and related charges	$(52.4)	$(20.9)	$(31.5)	150.7%
Bridge loan commitment fee	(1.9)	(13.5)	11.6	(85.9)%
Other (expense) income	5.6	(1.4)	7.0	n.m.
Other (expense) income, net	(48.7)	(35.8)	(12.9)

Bridge loan commitment fee

During the three months ended June 30, 2015, in connection with the Allergan Acquisition, we incurred costs associated with bridge loan commitments of $1.9 million. In connection with the Forest Acquisition, we secured a bridge loan commitment of up to $7.0 billion and incurred associated commitment costs of $25.8 million. During the three months ended June 30, 2014, the Company recorded expense of $13.5 million associated with the amortization and write-off of such deferred fees.

Disposal of a business

As a result of the Australia Transaction, the Company recorded a loss on the sale of business of $13.6 million in the quarter ended June 30, 2015.  In the quarter ended June 30, 2015, the Company wrote-off $38.8 million of royalty rights that expired in connection with the Respiratory Sale. In the three months ended June 30, 2014 we incurred a loss on the disposal of our Western European operations divested of $20.9 million.

(Benefit) / Provision for Income Taxes

	Three Months Ended June 30,		Change
($ in millions)	2015	2014	Dollars	%
(Benefit) / Provision for income taxes	$(307.3)	$43.6	$(350.9)	(804.8)%
Effective tax rate	56.0%	47.2%

The Company’s effective tax rate for the three months ended June 30, 2015 was 56.0% compared to 47.2% for the three months ended June 30, 2014. The effective tax rate for the three months ended June 30, 2015 was impacted by income earned in low tax jurisdictions, losses in certain jurisdictions for which no tax benefit is provided and the amortization of intangibles and the step-up in inventory benefited at rates other than the Irish statutory rate. Additionally, the tax provision for the three months ended June 30, 2015 included the impact of certain IRS audit adjustments offset by the release of tax reserves. The effective tax rate for the three months ended June 30, 2014 was impacted by income earned in low tax jurisdictions, losses in certain jurisdictions for which no tax benefit is provided and the amortization of intangibles and the step-up in inventory benefited at rates other than the Irish statutory rate.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Results of operations, including segment net revenues, segment operating expenses and segment contribution information consisted of the following ($ in millions):

	Six Months Ended June 30, 2015
	US	US Medical	International	Global	Anda
	Brands	Aesthetics	Brands	Generics	Distribution	Total

Net revenues	$4,234.1	$566.6	$947.5	$3,260.8	$924.0	$9,933.0

Operating expenses:
Cost of sales(1)	533.9	39.0	244.3	1,321.7	808.5	2,947.4
Selling and marketing	831.7	111.6	249.6	296.5	62.7	1,552.1
General and administrative	105.7	13.9	70.1	177.2	18.0	384.9
Segment Contribution	$2,762.8	$402.1	$383.5	$1,465.4	$34.8	$5,048.6
Contribution margin	65.3%	71.0%	40.5%	44.9%	3.8%	50.8%
Corporate						1,792.6
Research and development						885.9
Amortization						2,598.9
In-process research and development impairments						197.6
Asset sales and impairments, net						58.4
Operating (loss)						(484.8)
Operating margin						(4.9)%

(1) Excludes amortization and impairment of acquired intangibles including product rights.
	Six Months Ended June 30, 2014
	US	US Medical	International	Global	Anda
	Brands	Aesthetics	Brands	Generics	Distribution	Total

Net revenues	$1,139.4	$—	$313.5	$2,908.3	$817.2	$5,178.4

Operating expenses:
Cost of sales(1)	138.6	—	145.7	1,238.9	705.7	2,228.9
Selling and marketing	150.3	—	70.1	255.5	54.1	530.0
General and administrative	49.9	—	28.7	207.6	16.6	302.8
Segment Contribution	$800.6	$—	$69.0	$1,206.3	$40.8	$2,116.7
Contribution margin	70.3%		22.0%	41.5%	5.0%	40.9%
Corporate						504.4
Research and Development						329.5
Amortization						847.1
In-process research and development impairments						16.3
Asset sales and impairments, net						5.4
Operating income						414.0
Operating margin						8.0%

(1) Excludes amortization and impairment of acquired intangibles including product rights.

The following is a reconciliation of net revenues for the operating segments to the Company’s net revenues for the six months ended June 30, 2015 and 2014 ($ in millions):

	Six Months Ended June 30,		Change
	2015	2014	Dollars	%
Segment net revenues	$9,933.0	$5,178.4	4,754.6	91.8%
Corporate revenues	56.2	143.9	(87.7)	(60.9%)
Net revenues	$9,989.2	$5,322.3	4,666.9	87.7%

The following represents net revenues by geographic region for the three months ended June 30, 2015 and 2014 $ in millions):

	Six Months Ended June 30,		Change
	2015	2014	Dollars	%
United States	$7,993.9	$3,944.3	4,049.6	102.7%
International	1,995.3	1,378.0	617.3	44.8%
Net revenues	$9,989.2	$5,322.3	4,666.9	87.7%

No other country represents 10% or more of Company revenues.

The following table represents global net revenues of key promoted products for the six months ended June 30, 2015 and 2014 ($ in millions):

	Six Months Ended
	June 30,		Change
	2015	2014	Dollars	%
Botox®	$750.8	$—	$750.8	100.0%
Restasis®	354.9	—	354.9	100.0%
Namenda® IR	478.0	—	478.0	100.0%
Namenda XR®	355.3	—	355.3	100.0%
Fillers	220.5	—	220.5	100.0%
Lumigan®/Ganfort®	197.7	—	197.7	100.0%
Bystolic®	321.2	—	321.2	100.0%
Asacol®/Delzicol®	298.5	301.7	(3.2)	(1.1)%
Alphagan®/Combigan®	151.5	—	151.5	100.0%
Linzess®/Constella®	208.3	—	208.3	100.0%
Viibryd®/Fetzima®	160.3	—	160.3	100.0%
Lo Loestrin®	162.5	130.4	32.1	24.6%
Breast Implants	81.4	—	81.4	100.0%
Estrace® Cream	142.0	111.2	30.8	27.7%
Aczone®	66.3	—	66.3	100.0%
Minastrin® 24	121.5	104.4	17.1	16.4%
Other Branded Products Revenues	1,687.9	631.0	1,056.9	167.5%
Total Branded Products Revenues	5,758.6	1,278.7	4,479.9	350.3%
Total Generic Products Revenues	3,306.6	3,226.4	80.2	2.5%
ANDA Revenues	924.0	817.2	106.8	13.1%
Total Net Revenues	$9,989.2	$5,322.3	$4,666.9	87.7%

No other product represents ten percent or more of total revenues.

US Brands Segment

The following table presents net contribution for the US Brands segment for the six months ended June 30, 2015 and 2014 ($ in millions):

	Six Months Ended
	June 30,		Change
	2015	2014	Dollars	%

Net revenues	$4,234.1	$1,139.4	$3,094.7	271.6%
Operating expenses:
Cost of sales(1)	533.9	138.6	395.3	285.2%
Selling and marketing	831.7	150.3	681.4	453.4%
General and administrative	105.7	49.9	55.8	111.8%
Segment contribution	$2,762.8	$800.6	$1,962.2	245.1%
Segment margin	65.3%	70.3%		(5.0)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

The following table presents net revenues for the US Brands segment for the six months ended June 30, 2015 and 2014 ($ in millions):

	Six Months Ended
	June 30,		Change
	2015	2014	Dollars	%
Central Nervous System (CNS)	$1,375.2	$—	$1,375.2	100.0%
Eyecare	673.3	—	673.3	100.0%
Gastroenterology (GI)	739.8	266.0	473.8	178.1%
Women's Health	494.3	443.3	51.0	11.5%
Cardiovascular	320.8	—	320.8	100.0%
Infectious Disease	86.0	—	86.0	100.0%
Urology	100.7	56.5	44.2	78.2%
Other	444.0	373.6	70.4	18.8%

Total US Brands Net Revenues	$4,234.1	$1,139.4	$3,094.7	271.6%

The increase in the US Brands net revenues is primarily due to the Allergan Acquisition and Forest Acquisitions, which contributed six months of sales in 2015 compared to no sales in the prior period.

Cost of Sales

The increase in cost of sales was due to higher product sales driving the corresponding cost of sales, primarily as a result of the Allergan Acquisition and Forest Acquisition.

Selling and Marketing Expenses

The increase in selling and marketing expenses was due in part to increased operating costs related to the expansion of the Company’s size, including costs incurred by Legacy Allergan and Forest for ongoing operations, offset, in part, by synergies in the base business as a result of our corporate initiatives.

General and Administrative Expenses

The increase in general and administrative expenses was due in part to increased operating costs related to the expansion of the Company’s size, including costs incurred by Legacy Allergan and Forest offset, in part, by synergies in the base business as a result of our corporate initiatives.

US Medical Aesthetics

The following table presents net contribution for the US Medical Aesthetics segment for the six months ended June 30, 2015 and 2014 ($ in millions):

	Six Months Ended
	June 30,		Change
	2015	2014	Dollars	%

Net revenues	$566.6	$—	$566.6	100.0%
Operating expenses:
Cost of sales(1)	39.0	—	39.0	100.0%
Selling and marketing	111.6	—	111.6	100.0%
General and administrative	13.9	—	13.9	100.0%
Segment contribution	$402.1	$—	$402.1	100.0%
Segment margin	71.0%	n.a.		n.a.

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

The increase in contribution was due to the Allergan Acquisition.

Net Revenues

The following table presents net revenues for the US Medical Aesthetics segment for the six months ended June 30, 2015 and 2014 (in millions):

	Six Months Ended
	June 30,		Change
	2015	2014	Dollars	%
Facial Aesthetics Total	$300.9	$—	$300.9	100.0%
Medical Dermatology Total	193.7	—	193.7	100.0%
Plastic Surgery Total	72.0	—	72.0	100.0%

Total US Medical Net Revenues	$566.6	$—	$566.6	100.0%

International Brands

The following table presents net contribution for the International Brands segment for the six months ended June 30, 2015 and 2014 ($ in millions):

	Six Months Ended
	June 30,		Change
	2015	2014	Dollars	%

Net revenues	$947.5	$313.5	$634.0	202.2%
Operating expenses:
Cost of sales(1)	244.3	145.7	98.6	67.7%
Selling and marketing	249.6	70.1	179.5	256.1%
General and administrative	70.1	28.7	41.4	144.3%
Segment contribution	$383.5	$69.0	$314.5	455.8%
Segment margin	40.5%	22.0%		18.5%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

Net Revenues

The following table presents net revenues for the International Brands segment for the six months ended June 30, 2015 and 2014 ($ in millions):

	Six Months Ended
	June 30,		Change
	2015	2014	Dollars	%
Eyecare	$306.3	$—	$306.3	100.0%
Facial Aesthetics	190.5	—	190.5	100.0%
Other Therapeutics	250.5	113.8	136.7	120.1%
Plastic Surgery	42.6	—	42.6	100.0%
Generics and other	157.6	199.7	(42.1)	(21.1)%

Total International Brands Net Revenues	$947.5	$313.5	$634.0	202.2%

The increase in the International Brands net revenues is primarily due to the Allergan Acquisition and Forest Acquisition, which contributed six months of sales in 2015 compared to no sales in the prior period, offset, in part, by declines in the legacy business due in part to the impact of foreign currency exchange rates of $53.2 million.

Operating Expenses

The increase in operating expenses was due to the Allergan Acquisition and Forest Acquisition.

Global Generics

The following table presents net contribution for the Global Generics segment for the six months ended June 30, 2015 and 2014 ($ in millions):

	Six Months Ended
	June 30,		Change
	2015	2014	Dollars	%

Net revenues	$3,260.8	$2,908.3	$352.5	12.1%
Operating expenses:
Cost of sales(1)	1,321.7	1,238.9	82.8	6.7%
Selling and marketing	296.5	255.5	41.0	16.0%
General and administrative	177.2	207.6	(30.4)	(14.6)%
Segment contribution	$1,465.4	$1,206.3	$259.1	21.5%
Segment margin	44.9%	41.5%		3.4%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

The following table presents net revenues for the Global Generics segment for the six months ended June 30, 2015 and 2014 ($ in millions):

	Six Months Ended
	June 30,		Change
	2015	2014	Dollars	%
United States	$2,269.2	$1,987.8	$281.4	14.2%
UK & Ireland	325.1	214.7	110.4	51.4%
Other markets	666.5	705.8	(39.3)	(5.6)%

Total Global Generics Net Revenues	$3,260.8	$2,908.3	$352.5	12.1%

Within the Global Generics segment, and in particular the United States market, revenue by product moves based on the timing of launches, including an exclusivity period in certain circumstances, and the amount of generic competition in the market. An increase in competition can decrease both volume and the price received for each product.

The increase Global Generics revenues was primarily the result of changes in product mix within the United States and the acquisition of Allergan internationally, offset, in part, by a decline in international revenues due in part to the impact of foreign currency exchange rates of $199.2 million.

Cost of Sales

The increase in cost of sales was due to higher product sales driving the corresponding cost of sales, primarily as a result of the Legacy Allergan and Forest acquisitions, offset, in part, by declines in the legacy international business due in part to the impact of foreign currency exchange rates of $95.0 million.

Selling and Marketing Expenses

The increase in selling and marketing expenses was due in part to increased operating costs related to the expansion of the Company’s size, including costs incurred by Legacy Allergan and Forest, offset, in part, by the impact of corporate initiatives on the legacy business and due in part to the impact of foreign currency exchange rates of $60.9 million.

General and Administrative Expenses

The decrease in general and administrative expenses was due in part to the impact of corporate initiatives on the legacy business and due in part to the impact of foreign currency exchange rates of $24.3 million, offset, in part, by the expansion of the Company’s size, including costs incurred by Legacy Allergan and Forest.

Anda Distribution Segment

The following table presents net contribution for the Anda Distribution segment for the six months ended June 30, 2015 and 2014 ($ in millions):

	Six Months Ended
	June 30,		Change
	2015	2014	Dollars	%

Net revenues	$924.0	$817.2	$106.8	13.1%
Operating expenses:
Cost of sales(1)	808.5	705.7	102.8	14.6%
Selling and marketing	62.7	54.1	8.6	15.9%
General and administrative	18.0	16.6	1.4	8.4%
Segment contribution	$34.8	$40.8	$(6.0)	(14.7)%
Segment margin	3.8%	5.0%		(1.2)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

Net Revenues

The increase in net revenues was primarily due to an increase in U.S. base product sales due to volume and price increases ($73.0 million) and an increase in third-party launches ($33.8 million).

Cost of Sales

The increase in cost of sales within our Anda Distribution segment was due to higher product sales. Cost of sales as a percentage of revenue increased to 87.5% compared to 86.4% in the prior year period primarily due to product and customer mix.

Selling and Marketing Expenses

The increase in selling and marketing expenses relate to higher freight costs and higher personnel costs.

General and Administrative Expenses

General and administrative expenses consist mainly of personnel-related costs, facilities costs, insurance, depreciation, litigation and settlement costs and professional services costs which are general in nature. General and administrative costs were consistent period over period.

Corporate

Corporate represents the results of corporate initiatives as well as the impact of shared costs.  The following represents the corporate amounts for the six months ended June 30, 2015 and 2014 ($ in millions):

	Six Months Ended June 30, 2015
	Operating Results For Assets Held for Sale	Integration and Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Other	Revenues and Shared Costs	Total

Net Sales	$55.0	$—	$—	$—	$—	$1.2	$56.2
Operating expenses:
Cost of sales(1)	91.0	37.3	32.4	706.1	26.0	3.3	896.1
Selling and marketing	—	164.2	—	—	0.2	—	164.4
General and administrative	—	554.9	8.3	—	41.3	183.8	788.3
Contribution	$(36.0)	$(756.4)	$(40.7)	$(706.1)	$(67.5)	$(185.9)	$(1,792.6)

(1) Excludes amortization and impairment of acquired intangibles including product rights.
	Six Months Ended June 30, 2014
	Operating Results For Assets Held for Sale	Integration and Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Other	Revenues and Shared Costs	Total

Net Sales	$149.5	$—	$—	$(5.5)	$—	$(0.1)	$143.9
Operating expenses:
Cost of sales(1)	116.6	4.4	7.2	210.0	22.4	—	360.6
Selling and marketing	26.6	8.0	—	—	10.0	—	44.6
General and administrative	6.9	75.6	—	—	12.2	148.4	243.1
Contribution	$(0.6)	$(88.0)	$(7.2)	$(215.5)	$(44.6)	$(148.5)	$(504.4)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

In the six months ended June 30, 2015, integration and restructuring charges primarily related to the integration of the Allergan business, as well as the acquisition of Forest.  Operating results for assets held for sale included the impact of our divested Western European assets as well as inventory write-offs related to the Respiratory Sale.  In the six months ended June 30, 2015, the Company incurred $706.1 million in cost of sales related to the fair value of inventory step-up primarily related to the Allergan Acquisition and the Forest Acquisition as inventory acquired was sold to the Company’s third party customers.  In addition, in the six months ended June 30, 2015, the Company incurred mark-to-market unrealized losses for foreign currency option contracts that are entered into to hedge future exposure to movements in currencies.

In the six months ended June 30, 2014, the operating results for assets held for sale primarily relate to the Western European assets divested in April of 2014, including the continuing operating involvement in those entities.  Integration and restructuring charges in the six months ended June 30, 2014 relate primarily to the integration of the Warner Chilcott business, as well as $53.9 million of transaction and integration costs incurred for the then-pending acquisition of Forest.  In the six months ended June 30, 2014, the Company incurred $210.0 million in cost of sales for fair value inventory step-up primarily related to the acquired Warner Chilcott inventory as that product was sold to the Company’s third party customers.

Research and Development Expenses

R&D expenses consist predominantly of personnel-related costs, active pharmaceutical ingredient costs, contract research, biostudy and facilities costs associated with product development. R&D expenses consisted of the following components in the six months ended June 30, 2015 and 2014 ($ in millions):

	Six Months Ended June 30,		Change
	2015	2014	Dollars	%
Ongoing operating expenses	$690.0	$359.4	$330.6	92.0%
Contingent consideration adjustments, net	(24.6)	(10.7)	(13.9)	129.9%
Write-off of contingent consideration	—	(24.7)	24.7	(100.0)%
Operating results for assets held for sale	—	2.7	(2.7)	(100.0)%
Brand-related milestone payments and upfront option payments	40.0	—	40.0	100.0%
Accelerated depreciation and product transfer costs	—	1.5	(1.5)	(100.0)%
Acquisition accounting fair market value adjustment to stock-based compensation	103.7	—	103.7	100.0%
Acquisition, integration, and restructuring charges	76.8	1.3	75.5	n.m.
Total expenditures	$885.9	$329.5	$556.4	168.9%

The increase in ongoing operating expenses is primarily due to the impact of the Forest and Allergan acquisitions.

Amortization

	Six Months Ended June 30,		Change
($ in millions)	2015	2014	Dollars	%
Amortization	$2,598.9	$847.1	$1,751.8	206.8%

Amortization for the six months ended June 30, 2015 increased as compared to the prior year period primarily as a result of increased amortization of identifiable assets acquired in the Forest Acquisition of $931.3 million, the Allergan Acquisition of $1,020.8 million and the Auden Acquisition of $9.8 million.

IPR&D Impairments and Asset Sales and Impairments, net

	Six Months Ended June 30,		Change
($ in millions)	2015	2014	Dollars	%
IPR&D impairments	$197.6	$16.3	$181.3	n.m.
Asset sales and impairments, net	58.4	5.4	53.0	n.m.

During the six months ended June 30, 2015, the Company recorded a $197.6 million impairment related to IPR&D for select women’s healthcare projects as the Company revised its sales forecast of certain assets as well as the timing of launch of certain projects. Asset sales and impairments, net for the six months ended June 30, 2015 primarily included the impairment of assets relating to our Australian portfolio of $44.5 million.

IPR&D impairments for the six months ended June 30, 2014 primarily included the impairments related to the Estelle and Colvir assets acquired in the Uteron acquisition of $15.1 million after an identified triggering event.  Asset sales and impairments, net for the six months ended June 30, 2014 primarily included the gain on assets related to our Western European assets held for sale of $3.4 million, a gain on sale of the Lincolnton facility of $6.6 million offset, in part, by the expenses related to our Corona manufacturing facility assets held for sale of $12.8 million.

Interest Income

	Six Months Ended June 30,		Change
($ in millions)	2015	2014	Dollars	%
Interest income	$4.4	$2.2	$2.2	100.0%

Interest income represents interest earned on cash and cash equivalents held during the respective periods.

Interest Expense

	Six Months Ended June 30,		Change
($ in millions)	2015	2014	Dollars	%
Interest expense—Fixed Rate Notes	$426.5	$120.2	$306.3	254.8%
Interest expense—AGN Term Loan	29.2	—	29.2	100.0%
Interest expense—ACT Term Loan	28.8	12.7	16.1	126.8%
Interest expense—WC Term Loan	10.7	15.6	(4.9)	(31.4)%
Interest expense—Floating Rate Notes	7.0	—	7.0	100.0%
Interest expense—Bridge Loan	2.0	—	2.0	100.0%
Interest expense—Revolving Credit Facility	1.9	1.3	0.6	46.2%
Interest expense—Other	5.7	2.1	3.6	171.4%
Interest expense	$511.8	$151.9	$359.9	236.9%

Interest expense increased for the six months ended June 30, 2015 over the prior year primarily due to interest from the indebtedness incurred as part of the Allergan Acquisition of $270.2 million and indebtedness incurred from the Forest Acquisition of $140.5 million.

Other (expense) income, net

	Six Months Ended June 30,		Change
($ in millions)	2015	2014	Dollars	%
Bridge loan commitment fee	$(264.9)	$(23.0)	$(241.9)	n.m.
Disposal of a business and related charges	(18.9)	(20.9)	2.0	(9.6)%
Interest rate lock	31.0	—	31.0	100.0%
Other income	6.1	13.1	(7.0)	(53.4)%
Other (expense) income, net	$(246.7)	$(30.8)	$(215.9)

Bridge Loan Commitment Fee

During the six months ended June 30, 2015, in connection with the Allergan Acquisition, we incurred costs associated with bridge loan commitments of $264.9 million. In the six months ended June 30, 2014, in connection with the Forest Acquisition, we secured a bridge loan commitment of up to $7.0 billion and incurred $23.0 million associated with the amortization and write-off of commitment costs.

Disposal of a business

As a result of the Australia Transaction, the Company recorded a loss on the sale of business of $13.6 million in the six months ended June 30, 2015.  As a result of the Respiratory Sale, including the write-off of terminated royalties, the Company recognized a loss on the sale of the business in the six months ended June 30, 2015 of $5.3 million.  Disposal of a business also includes the loss on the disposal of our Western European operations divested in the second quarter of 2014 of $20.9 million.

Interest rate lock

During the six months ended June 30, 2015, the Company entered into interest rate locks on a portion of the $21.0 billion of debt issued as part of the Allergan Acquisition. As a result of the interest rate locks, the Company recorded income of $31.0 million.

(Benefit) / Provision for Income Taxes

	Six Months Ended June 30,		Change
($ in millions)	2015	2014	Dollars	%
(Benefit) / Provision for income taxes	$(485.0)	$88.0	$(573.0)	(651.1)%
Effective tax rate	39.1%	37.7%

The Company’s effective tax rate for the six months ended June 30, 2015 was 39.1% compared to 37.7% for the six months ended June 30, 2014. The effective tax rate for the six months ended June 30, 2015 was impacted by income earned in low tax jurisdictions, losses in certain jurisdictions for which no tax benefit is provided and the amortization of intangibles and the step-up in inventory benefited at rates other than the Irish statutory rate. Additionally, the tax provision for the six months ended June 30, 2015 included the impact of certain IRS audit adjustments offset by the release of tax reserves. The effective tax rate for the six months ended June 30, 2014 was impacted by income earned in low tax jurisdictions, losses in certain jurisdictions for which no tax benefit is provided and the amortization of intangibles and the step-up in inventory benefited at rates other than the Irish statutory rate.

Liquidity and Capital Resources

Working Capital Position

Working capital at June 30, 2015 and December 31, 2014 is summarized as follows:

	June 30,	December 31,	Increase
($ in millions):	2015	2014	(Decrease)
Current Assets:
Cash and cash equivalents	$1,517.9	$250.0	$1,267.9
Marketable securities	8.5	1.0	7.5
Accounts receivable, net	4,420.1	2,372.3	2,047.8
Inventories	2,786.0	2,075.5	710.5
Prepaid expenses and other current assets	1,004.8	733.4	271.4
Current assets held for sale	38.0	949.2	(911.2)
Deferred tax assets	711.6	500.3	211.3
Total current assets	10,486.9	6,881.7	3,605.2
Current liabilities:
Accounts payable and accrued expenses	$5,945.0	$4,170.6	$1,774.4
Income taxes payable	70.4	50.4	20.0
Current portion of long-term debt and capital leases	1,550.9	697.4	853.5
Deferred revenue	25.7	27.0	(1.3)
Current liabilities held for sale	—	25.9	(25.9)
Deferred tax liabilities	57.5	47.3	10.2
Total current liabilities	7,649.5	5,018.6	2,630.9
Working Capital	$2,837.4	$1,863.1	$974.3
Working Capital excluding assets held for sale, net	$2,799.4	$939.8	$1,859.6
Adjusted Current Ratio	1.37	1.19

Working capital excluding assets held for sale, net, increased $1,859.6 million to $2,799.4 million at June 30, 2015 compared to $939.8 million at December 31, 2014. Excluding cash, the increase was $591.7 million as well as an increase in accounts receivable due to revised payment terms in select distribution channels. This increase is due to working capital acquired as part of the Allergan Acquisition of $1,150.5 million excluding cash, partially offset by the increase in the Company’s current portion of debt of $853.5 million.

Cash Flows from Operations

Summarized cash flow from operations is as follows:

	Six Months Ended June 30,
($ in millions)	2015	2014
Net cash provided by operating activities	$1,926.3	$909.1

Cash flows from operations represent net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities increased $1,017.2 million in the six months ended June 30, 2015 versus the prior year period, due primarily to an increase in net income, adjusted for non-cash activity of $1,859.2 million ($3,130.3 million and $1,272.2 million of adjusted cash net income in the six months ended June 30, 2015 and 2014, respectively), offset, in part, by an increase in working capital, primarily accounts receivable due to updated payment terms in certain distribution channels.

Management expects that available cash balances and the remaining 2015 cash flows from operating activities will provide sufficient resources to fund our operating liquidity needs and expected 2015 capital expenditure funding requirements.

Investing Cash Flows

Our cash flows from investing activities are summarized as follows:

	Six Months Ended June 30,
($ in millions)	2015	2014
Net cash (used in) investing activities	$(34,470.3)	$(177.8)

Investing cash flows consist primarily of cash used in acquisitions of businesses and intangibles (primarily product rights), capital expenditures and purchases of investments and marketable securities partially offset by proceeds from the sale of investments and marketable securities. Included in the six months ended June 30, 2015 was cash used in connection with the Allergan Acquisition and the Auden Acquisition, net of cash acquired, of $34,646.2 million and $463.7 million, respectively, and capital expenditures for property, plant and equipment of $248.2 million, offset, in part by cash received from the sale of assets, primarily the respiratory business and Pharmatech assets, of $855.8 million.

Included in the six months ended June 30, 2014 was cash used in connection with capital expenditures of $80.8 million and the purchases of businesses, net of cash acquired of $119.2 million, offset, in part by cash received from the sale of assets of $18.0 million.

Financing Cash Flows

Our cash flows from financing activities are summarized as follows:

	Six Months Ended June 30,
($ in millions)	2015	2014
Net cash provided by financing activities	$33,815.0	$3,200.1

Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of ordinary shares and proceeds from the exercise of stock options. Cash provided by financing activities in the six months ended June 30, 2015 included the issuance of indebtedness of $29,338.4 million, the issuance of ordinary shares of $4,071.1 million and the issuance of Mandatory Convertible Preferred Shares of $4,929.7 million in connection with the Allergan Acquisition, offset in part by payments of debt of $4,096.2 million and debt issuance costs of $310.8 million. Included in the six months ended June 30, 2014 were the proceeds from the issuance of the 2014 New Notes of $3,676.2 million, offset, in part, by net repayments of other indebtedness, net of $387.8 million, and the payment of debt issuance costs of $51.9 million.

Debt and Borrowing Capacity

Total debt and capital leases consisted of the following (in millions):

	Balance As of		Fair Market Value As of
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Senior Notes:
Floating Rate Notes
$500.0 million floating rate notes due September 1, 2016	$500.0	$—	$500.2	$—
$500.0 million floating rate notes due March 12, 2018	500.0	—	500.7	—
$500.0 million floating rate notes due March 12, 2020	500.0	—	504.7	—
	1,500.0	—	1,505.6	—
Fixed Rate Notes
$800.0 million 5.750% notes due April 1, 2016	800.0	—	825.8	—
$1,000.0 million 1.850% notes due March 1, 2017	1,000.0	—	1,004.2	—
$500.0 million 1.300% notes due June 15, 2017	500.0	500.0	495.2	489.0
$1,200.0 million 1.875% notes due October 1, 2017	1,200.0	1,200.0	1,185.0	1,187.3
$3,000.0 million 2.350% notes due March 12, 2018	3,000.0	—	3,021.0	—
$250.0 million 1.350% notes due March 15, 2018	250.0	—	244.6	—
$1,050.0 million 4.375% notes due February 1, 2019	1,050.0	1,050.0	1,107.2	1,111.4
$500.0 million 2.450% notes due June 15, 2019	500.0	500.0	494.8	498.2
$400.0 million 6.125% notes due August 15, 2019	400.0	400.0	447.0	457.9
$3,500.0 million 3.000% notes due March 12, 2020	3,500.0	—	3,504.9	—
$650.0 million 3.375% notes due September 15, 2020	650.0	—	656.1	—
$750.0 million 4.875% notes due February 15, 2021	750.0	750.0	803.9	808.9
$1,200.0 million 5.000% notes due December 15, 2021	1,200.0	1,200.0	1,292.3	1,301.0
$3,000.0 million 3.450% notes due March 15, 2022	3,000.0	—	2,968.2	—
$1,700.0 million 3.250% notes due October 1, 2022	1,700.0	1,700.0	1,643.9	1,647.5
$350.0 million 2.800% notes due March 15, 2023	350.0	—	323.4	—
$1,200.0 million 3.850% notes due June 15, 2024	1,200.0	1,200.0	1,184.5	1,215.5
$4,000.0 million 3.800% notes due March 15, 2025	4,000.0	—	3,912.8	—
$2,500.0 million 4.550% notes due March 15, 2035	2,500.0	—	2,371.5	—
$1,000.0 million 4.625% notes due October 1, 2042	1,000.0	1,000.0	928.8	980.1
$1,500.0 million 4.850% notes due June 15, 2044	1,500.0	1,500.0	1,438.8	1,539.9
$2,500.0 million 4.750% notes due March 15, 2045	2,500.0	—	2,369.8	—
	32,550.0	11,000.0	32,223.7	11,236.7
Total Senior Notes Gross	34,050.0	11,000.0	33,729.3	11,236.7
Unamortized premium	266.4	239.9	—	—
Unamortized discount	(113.2)	(52.1)	—	—
Total Senior Notes Net	34,203.2	11,187.8	33,729.3	11,236.7
Term Loan Indebtedness:
WC Term Loan
WC Three Year Tranche variable rate debt maturing October 1, 2016	191.5	506.9
WC Five Year Tranche variable rate debt maturing October 1, 2018**	531.0	744.7
	722.5	1,251.6
ACT Term Loan
2017 Term Loan variable rate debt maturing October 31, 2017**	613.0	932.6
2019 Term Loan variable rate debt maturing July 1, 2019**	1,800.0	1,900.0
	2,413.0	2,832.6
AGN Term Loan
AGN Three Year Tranche variable rate debt maturing March 17, 2018	2,750.0	—
AGN Five Year Tranche variable rate debt maturing March 17, 2020**	2,681.3	—
	5,431.3	—
Total Term Loan Indebtedness	8,566.8	4,084.2
Other Indebtedness
Revolver Borrowings	—	255.0
Other	88.4	—
Total Other Borrowings	88.4	255.0
Capital Leases	11.9	16.7
Total Indebtedness	$42,870.3	$15,543.7

**	The indebtedness requires a quarterly repayment of 2.5%.

Fair market value in the table above is determined in accordance with ASC Topic 820 “Fair Value Measurement” (“ASC 820”) under Level 2 based upon quoted prices for similar items in active markets. The book value of the outstanding term loan indebtedness approximates fair value as the debt is at variable interest rates and re-prices frequently.

Unless otherwise indicated, the remaining loan balances after the quarterly required payments are due upon maturity.

Floating Rate Notes

On March 4, 2015, Actavis Funding SCS, a limited partnership (société en commandite simple) organized under the laws of the Grand Duchy of Luxembourg and an indirect wholly-owned subsidiary of Allergan plc, issued floating rate notes due 2016 (the “2016 Floating Rate Notes”), floating rate notes due 2018 (the “2018 Floating Rate Notes”), floating rate notes due 2020 (the “2020 Floating Rate Notes”), 1.850% notes due 2017 (the “1.850% 2017 Notes”), 2.350% notes due 2018 (the “2.350% 2018 Notes”), 3.000% notes due 2020 (the “3.000% 2020 Notes”), 3.450% notes due 2022 (the “3.450% 2022 Notes”), 3.800% notes due 2025 (the “3.800% 2025 Notes”), 4.550% notes due 2035 (the “4.550% 2035 Notes”) and 4.750% notes due 2045 (the “4.750% 2045 Notes”). The notes are fully and unconditionally guaranteed by Actavis Funding SCS’s indirect parents, Warner Chilcott Limited and Actavis Capital S.a.r.l. (“Actavis Capital”), and by Actavis, Inc., a subsidiary of Actavis Capital, on an unsecured and unsubordinated basis. Allergan plc has not guaranteed the notes.

The 2016 Floating Rate Notes, the 2018 Floating Rate Notes and the 2020 Floating Rate Notes will bear interest at a floating rate equal to three-month LIBOR plus 0.875%, 1.080% and 1.255% per annum, respectively. Interest on the 2016 Floating Rate Notes is payable quarterly on March 1, June 1, September 1 and December 1 of each year, and began on June 1, 2015. Interest on the 2018 Floating Rate Notes and the 2020 Floating Rate Notes is payable quarterly on March 12, June 12, September 12 and December 12 of each year, and began on June 12, 2015.

Fixed Rate Notes

The Company has issued fixed rate notes over multiple issuances for various business needs. Interest on the various notes is generally payable semi-annually with various payment dates.

The following represents the activity to the fixed rate notes during the six months ended June 30, 2015:

•	Actavis Funding SCS issued the 1.850% 2017 Notes, the 2.350% 2018 Notes, the 3.000% 2020 Notes, the 3.450% 2022 Notes, the 3.800% 2025 Notes, the 4.550% 2035 Notes and the 4.750% 2045 Notes; and
•

On May 7, 2015, Actavis Funding SCS and Wells Fargo entered into a second supplemental indenture amending the indenture dated as of March 12, 2015 between Actavis Funding SCS and Warner Chilcott Limited, Actavis Capital S.à r.l., and Actavis, Inc., as guarantors (collectively, the “Guarantors”), and Wells Fargo as supplemented and amended by the first supplemental indenture dated as of March 12, 2015 between Actavis Funding SCS, the Guarantors and Wells Fargo (the “Indenture”). The second supplemental indenture amends certain inconsistencies in the terms of the notes offered under the Indenture.

•

On March 17, 2015 in connection with the Allergan Acquisition, the Company acquired, and subsequently guaranteed, along with Warner Chilcott Limited, the indebtedness of Allergan, Inc. comprised of the $350.0 million 2.800% senior notes due 2023, the $650.0 million 3.375% senior notes due 2020, the $250.0 million 1.350% senior notes due 2018 and the $800.0 million 5.750% senior notes due 2016. Interest payments are due on the $350.0 million senior notes semi-annually on the principal amount of the notes at a rate of 2.80% per annum, and are redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption, if the redemption occurs prior to December 15, 2022 (three months prior to the maturity of the 2023 senior notes). If the redemption occurs on or after December 15, 2022, then such redemption is not subject to the make-whole provision. Interest payments are due on the $650.0 million senior notes semi-annually on the principal amount of the notes at a rate of 3.375% per annum, and are redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption. Interest payments are due on the $250.0 million senior notes semi-annually on the principal amount of the notes at a rate of 1.350% per annum, and are redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption. Interest payments are due on the $800.0 million senior notes semi-annually on the principal amount of the notes at a rate of 5.750% per annum, and are redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption. The fair value of the acquired senior notes was determined to be $2,087.5 million as of March 17, 2015. As such, as part of acquisition accounting, the company recorded a premium of $37.5 million to be amortized as contra interest over the life of the notes.

Term Loan Indebtedness

WC Term Loan

On December 17, 2014, Allergan plc and certain of its subsidiaries entered into a second amendment agreement (the “WC Term Loan Amendment”) among Allergan plc, Warner Chilcott Limited, Warner Chilcott Finance, LLC, Actavis WC 2 S.à r.l. (“Actavis WC 2”), Warner Chilcott Company, LLC (“WCCL”), Warner Chilcott Corporation (“WC Corporation” and together with Actavis WC 2 and WCCL, the “WC Borrowers”), Bank of America, N.A. (“BofA”), as administrative agent, and the lenders party thereto. The WC Term Loan Amendment amends and restates Allergan plc’s existing amended and restated WC term loan credit and guaranty agreement, dated as of June 9, 2014 (such agreement, prior to its amendment and restatement pursuant to the WC Term Loan Amendment, the “2014 WC Term Loan”), among the WC Borrowers, Allergan plc, Warner Chilcott Limited, Warner Chilcott Finance, LLC, the lenders from time to time party thereto and BofA, as administrative agent, which amended and restated Allergan plc’s existing WC term loan credit and guaranty agreement, dated as of August 1, 2013 (such agreement, prior to its amendment and restatement pursuant to the 2014 WC Term Loan Amendment, the “Existing WC Term Loan”) among the WC Borrowers, Warner Chilcott Finance, LLC, Actavis Limited, BofA, as administrative agent and a syndicate of banks participating as lenders.

Pursuant to the Existing WC Term Loan, on October 1, 2013 (the “WC Closing Date”), the lenders party thereto provided term loans in a total aggregate principal amount of $2.0 billion, comprised of (i) a $1.0 billion tranche that will mature on October 1, 2016 (the “WC Three Year Tranche”) and (ii) a $1.0 billion tranche that will mature on October 1, 2018 (the “WC Five Year Tranche”). The proceeds of borrowings under the Existing WC Term Loan Agreement, together with $41.0 million of cash on hand, were used to finance the repayment in full of all amounts outstanding under Warner Chilcott’s then-existing Credit Agreement, dated as of March 17, 2011, as amended by Amendment No. 1 on August 20, 2012, among the WC Borrowers, Warner Chilcott Holdings Company III, Limited, BofA, as administrative agent and a syndicate of banks participating as lenders.

Borrowings under the WC Term Loan Agreement bear interest at the applicable borrower’s choice of a per annum rate equal to either (a) a base rate plus an applicable margin per annum varying from (x) 0.00% per annum to 0.75% per annum under the WC Three Year Tranche and (y) 0.125% per annum to 0.875% per annum under the WC Five Year Tranche, depending on the publicly announced debt ratings for non-credit-enhanced, senior unsecured long-term indebtedness of Allergan plc (such applicable debt rating the “Debt Rating”) or (b) a Eurodollar rate, plus an applicable margin varying from (x) 1.00% per annum to 1.75% per annum under the WC Three Year Tranche and (y) 1.125% per annum to 1.875% per annum under the WC Five Year Tranche, depending on the Debt Rating.

The Company is subject to, and, at June 30, 2015, was in compliance with, all financial and operational covenants under the terms of the WC Term Loan.

ACT Term Loan

On December 17, 2014, Allergan plc and certain of its subsidiaries entered into a third amendment agreement (the “ACT Term Loan Amendment”) among Allergan plc, Warner Chilcott Limited, Actavis Capital, Actavis, Inc., Actavis Funding SCS, BofA, as administrative agent, and the lenders party thereto. The ACT Term Loan Amendment amends and restates Allergan plc’s existing second amended and restated Allergan term loan credit and guaranty agreement, dated as of March 31, 2014 (such agreement, prior to its amendment and restatement pursuant to the ACT Term Loan Amendment, the “2014 ACT Term Loan Agreement” and together with the Existing ACT Term Loan Agreement (defined below), the “ACT Term Loan”) among Actavis Capital, Allergan plc, Warner Chilcott Limited, Actavis, Inc., Actavis Funding SCS, BofA, as administrative agent, and the lenders from time to time party thereto, which amended and restated Allergan plc’s existing amended and restated Allergan term loan credit and guaranty agreement, dated as of October 1, 2013 (such agreement, prior to its amendment and restatement pursuant to the ACT Term Loan Amendment, the “Existing ACT Term Loan Agreement”) among Actavis Capital, Allergan plc, Actavis, Inc., BofA, as administrative agent, and the lenders from time to time party thereto.

The Existing ACT Term Loan Agreement amended and restated Actavis, Inc.’s $1,800.0 million senior unsecured term loan credit facility, dated as of June 22, 2012. At the closing of the Existing ACT Term Loan Agreement, an aggregate principal amount of $1,572.5 million was outstanding (the “2017 Term Loan”). The 2017 Term Loan matures on October 31, 2017.

On March 31, 2014, Allergan plc, Actavis Capital, Actavis, Inc., BofA, as Administrative Agent, and a syndicate of banks participating as lenders entered into the 2014 ACT Term Loan Agreement to amend and restate the Existing ACT Term Loan Agreement. On July 1, 2014, in connection with the Forest Acquisition, the Company borrowed $2.0 billion of term loan indebtedness under tranche A-2 of the 2014 ACT Term Loan Agreement, which is due July 1, 2019 (the “2019 Term Loan”).

The ACT Term Loan provides that loans thereunder will bear interest, at the Company’s choice, of a per annum rate equal to either (a) a base rate, plus an applicable margin per annum varying from (x) 0.00% per annum to 1.00% per annum with respect to the 2017 term-loan and (y) 0.125% per annum to 0.875% per annum with respect to the 2019 term-loan, depending on the Debt Rating or (b) a Eurodollar rate, plus an applicable margin varying from (x) 1.00% per annum to 2.00% per annum with respect to the 2017 term-loan and (y) 1.125% per annum to 1.875% per annum with respect to the 2019 term-loan, depending on the Debt Rating.

The Company is subject to, and at June 30, 2015 was in compliance with, all financial and operational covenants under the terms of the ACT Term Loan.

AGN Term Loan

On December 17, 2014, Allergan, Inc. and certain of its subsidiaries entered into a senior unsecured term loan credit agreement (the “AGN Term Loan”), among Actavis Capital, as borrower, Allergan plc, Warner Chilcott Limited, Actavis, Inc., Actavis Funding SCS, the lenders from time to time party thereto (the “Term Lenders”), JPMorgan Chase Bank, N.A. (“JPMCB”), as administrative agent and the other financial institutions party thereto. Under the AGN Term Loan, the Term Lenders provided (i) a $2.75 billion tranche maturing on March 17, 2018 (the “AGN Three Year Tranche”) and (ii) a $2.75 billion tranche and maturing on March 17, 2020 (the “AGN Five Year Tranche”). The proceeds of borrowings under the AGN Term Loan were to be used to finance, in part, the cash component of the Allergan Acquisition consideration and certain fees and expenses incurred in connection with the Allergan Acquisition.

Borrowings under the AGN Term Loan bear interest at our choice of a per annum rate equal to either (a) a base rate plus an applicable margin per annum varying from (x) 0.00% per annum to 1.00% per annum under the AGN Three Year Tranche and (y) 0.125% per annum to 1.250%% per annum under the AGN Five Year Tranche, depending on the Debt Rating or (b) a Eurodollar rate, plus an applicable margin varying from (x) 1.00% per annum to 2.00% per annum under the AGN Three Year Tranche and (y) 1.125% per annum to 2.250% per annum under the AGN Five Year Tranche, depending on the Debt Rating. The outstanding principal amount of loans under the AGN Three Year Tranche is not subject to quarterly amortization and shall be payable in full on the maturity date. The outstanding principal amount of loans under the AGN Five Year Tranche is payable in equal quarterly amounts of 2.50% per quarter prior to March 17, 2020, with the remaining balance payable on March 17, 2020.

The obligations of Actavis Capital under the Term Loan Credit Agreement are guaranteed by Warner Chilcott Limited, Actavis, Inc. and Actavis Funding SCS and will be guaranteed by any subsidiary of Allergan plc (other than Actavis Capital or a direct subsidiary of Allergan plc) that becomes a guarantor of third party indebtedness in an aggregate principal amount exceeding $350.0 million (unless, in the case of a foreign subsidiary, such guarantee would give rise to adverse tax consequences as reasonably determined by Allergan plc).

Bridge Loan Facility

On December 17, 2014, Allergan and certain of its subsidiaries entered into a 364-day senior unsecured bridge credit agreement (the “Bridge Loan Facility”), among Actavis Capital, as borrower, Allergan plc, Warner Chilcott Limited, Actavis, Inc., Actavis Funding SCS, the lenders from time to time party thereto (the “Bridge Lenders”), JPMCB, as administrative agent and the other financial institutions party thereto. Under the Bridge Loan Facility, the Bridge Lenders committed to provide, subject to certain conditions, unsecured bridge financing, of which $2.8 billion was drawn to finance the Allergan Acquisition on March 17, 2015. The outstanding balance of the Bridge Loan Facility was repaid on April 9, 2015.

Borrowings under the Bridge Loan Facility bore interest at our choice of a per annum rate equal to either (a) a base rate plus an applicable margin per annum varying from 0.00% per annum to 2.50% per annum, depending on the Debt Rating and the number of days for which the loans remain outstanding from the date of funding thereunder or (b) a Eurodollar rate, plus an applicable margin varying from 1.00% per annum to 3.50% per annum, depending on the Debt Rating and the number of days for which the loans remain outstanding from the date of funding thereunder.

Revolving Credit Facility

On December 17, 2014, Allergan plc and certain of its subsidiaries entered into a revolving credit loan and guaranty agreement (the “Revolver Agreement”) among Actavis Capital, as borrower, Allergan plc, Warner Chilcott Limited, Actavis, Inc., Actavis Funding SCS, the lenders from time to time party thereto (the “Revolving Lenders”), JPMCB as administrative agent, J.P. Morgan Europe Limited, as London agent, and the other financial institutions party thereto. Under the Revolver Agreement, the Revolving Lenders have committed to provide an unsecured revolving credit facility in an aggregate principal amount of up to $1.0 billion.

The Revolver Agreement provides that loans thereunder will bear interest, at our choice, of a per annum rate equal to either (a) a base rate, plus an applicable margin per annum varying from 0.00% per annum to 1.00% per annum depending on the Debt Rating or (b) a Eurodollar rate, plus an applicable margin varying from 0.875% per annum to 2.00% per annum depending on the Debt Rating. Additionally, to maintain availability of funds, the Company pays an unused commitment fee, which according to the pricing grid is set at 0.075% to 0.250% per annum, depending on the Debt Rating, of the unused portion of the revolver. The Revolving Credit Agreement will mature on December 17, 2019.

The obligations under the Revolver Agreement are guaranteed by Allergan plc, Warner Chilcott Limited, Actavis, Inc. and Actavis Funding SCS and will be guaranteed by any subsidiary of Allergan (other than Actavis Capital) that becomes a guarantor of third party indebtedness in an aggregate principal amount exceeding $350.0 million (unless, in the case of a foreign subsidiary, such guarantee would give rise to adverse tax consequences as reasonably determined by Allergan plc).

The Company is subject to, and as of June 30, 2015 was in compliance with, all financial and operational covenants under the terms of the Revolving Credit Facility. At June 30, 2015, there was no outstanding borrowings under the Revolving Credit Facility and letters of credit outstanding were $29.2 million. The net availability under the Revolving Credit Facility was $970.8 million.

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

Investment Risk

As of June 30, 2015, our total investments in marketable and equity securities of other companies, including equity method investments were $265.6 million (included in marketable securities and investments and other assets). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.

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

Floating Rate Debt

At June 30, 2015, borrowings outstanding under the floating rate notes and term loan indebtedness were $10,066.8 million. Assuming a one percent increase in the applicable interest rate, annual interest expense would increase by approximately $100.7 million over the next twelve months.

Fixed Rate Debt

The Company has outstanding borrowings under its fixed rate notes. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.

Foreign Currency Exchange Risk

Overall, we are a net recipient of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect our consolidated revenues or operating costs and expenses as expressed in U.S. dollars.

From time to time, we enter into foreign currency option and forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow our management to focus its attention on our core business issues. Accordingly, we enter into various contracts which change in value as foreign exchange rates change to allow the Company at its option to economically offset the effect of changes in the value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. We enter into foreign currency option and forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures.

We use foreign currency option contracts, which provide for the sale or purchase of foreign currencies, if exercised, to economically hedge the currency exchange risks associated with probable but not firmly committed transactions that arise in the normal course of our business. Probable but not firmly committed transactions are comprised primarily of sales of products and purchases of raw material in currencies other than the U.S. dollar. The foreign currency option contracts are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in the Canadian dollar, Mexican peso, Australian dollar, Brazilian real, euro, Korean won, Turkish lira, Polish zloty, Swiss franc, Russian ruble, Swedish krona, South African rand and Japanese yen. While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying exposures.

Net foreign currency gains and losses did not have a material effect on the Company’s results of operations for the six months ended June 30, 2015 or 2014, respectively.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures over financial reporting for the period covered by this Form 10–Q. Based on this assessment, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2015, the Company’s disclosure controls and procedures are effective. The Company implemented a new financial reporting consolidation system in the first quarter of 2015. The Company completed testing of this financial reporting system prior to its launch, continues to monitor impacted financial and business processes and believes that an effective control environment has been maintained post-implementation.

There have been no other changes in the Company’s internal control over financial reporting, during the fiscal quarter ended June 30, 2015, that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to “PART I, ITEM 3. LEGAL PROCEEDINGS,” of our Annual Report on Form 10-K for the year ended December 31, 2014 and “Legal Matters” in “NOTE 19 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Quarterly Report.

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes in the Company’s risk factors from those disclosed in the Company’s Form 10-Q for the quarter ended March 31, 2015.

There are risks and uncertainties associated with the pending sale of our generics business.

There are a number of risks and uncertainties associated with the pending sale of our generics business and certain other assets to Teva, including, among other things, the potential failure of a condition to closing, including the condition related to obtaining required regulatory approvals, which gives rise to the termination of the master purchase agreement executed between us and Teva. Either party has the right to terminate the master purchase agreement if the closing has not occurred by July 26, 2016, subject to extension in certain circumstances. To the extent that the current market price of our ordinary shares reflects an assumption that the transaction with Teva will be consummated in the timeframe and manner currently anticipated, and that a portion of the sale proceeds will be used to pay down debt, any delay in closing or failure to close, or in a mix of debt paydown different than assumed by investors, could result in a decline in the market price of our ordinary shares. Similarly, any delay in closing or failure to close could result in damage to our relationships with customers, suppliers and employees and have an adverse effect on our business.  Pending the completion of the transaction with Teva, the attention of our management may be directed toward the transaction and related matters, and their focus may be diverted from the day-to-day business operations of our company, including from other opportunities that might otherwise be beneficial to us. We have agreed to indemnify Teva and its affiliates against certain losses suffered as a result of our breach of representations and warranties and our other obligations in the master purchase agreement. Any event that results in a right for Teva to seek indemnity from us could result in a substantial payment from us to Teva and could adversely affect our results of operations. Revenues derived from our generics business generated approximately 30% of our revenues for the quarter ended June 30, 2015. If we successfully complete the sale of our generics business, our revenues will decrease accordingly and our business will be subject to concentration of risks that affect our retained businesses, including our branded business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities; Uses of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2015, we repurchased 123,980 of our ordinary shares to satisfy tax withholding obligations in connection with the vesting of restricted shares issued to employees as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 - 30, 2015	24,099	$296.04	—	—
May 1 - 31, 2015	61,059	$296.11	—	—
June 1 - 30, 2015	38,822	$302.31	—	—
April 1 – June 30, 2015	123,980	$298.04	—	—

ITEM 6.	EXHIBITS

Reference is hereby made to the Exhibit Index on page 119.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 2015.

ALLERGAN PLC WARNER CHILCOTT LIMITED

By:	/s/ Maria Teresa Hilado
Name:	Maria Teresa Hilado
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ James C. D’Arecca
Name:	James C. D’Arecca
Title:	Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1

Amended and Restated Agreement and Plan of Merger, dated as of August 4, 2015, by and among Allergan plc, Keto Merger Sub, Inc. and KYTHERA Biopharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to Allergan plc’s Current Report on Form 8-K, filed with the SEC on August 5, 2015)

2.2*

Master Purchase Agreement, dated July 26, 2015, by and between Teva Pharmaceutical Industries Ltd. and Allergan plc (incorporated by reference to Exhibit 2.1 to Allergan plc’s Current Report on Form 8-K, filed with the SEC on July 28, 2015)

3.1*	Amended and Restated Memorandum and Articles of Association of Allergan plc

10.1

Amended and Restated Stockholder Voting Agreement, dated as of August 4, 2015, by and between Allergan plc and the individuals listed therein (incorporated by reference to Exhibit 10.1 to Allergan plc’s Current Report on Form 8-K, filed with the SEC on August 5, 2015)

10.2

Form of Stockholders Agreement, by and between Teva Pharmaceutical Industries Ltd. and Allergan plc (incorporated by reference to Exhibit 2.1 to Allergan plc’s Current Report on Form 8-K, filed with the SEC on July 28, 2015)

10.3*#	Amended and Restated Employment Agreement, dated August 3, 2015, between Allergan plc and Brenton L. Saunders

10.4*#	Amended and Restated Employment Agreement, dated August 3, 2015, between Allergan plc and Paul M. Bisaro

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. of the Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Scheme Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Label Definition Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Exchange Act.