Form 10-Q
period 2015-09-30
Allergan plc; Warner Chilcott Ltd
filed 2015-11-06
CIK 1578845, 1620602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Number of shares of Allergan plc’s Ordinary Shares outstanding on October 29, 2015: 394,124,530. There is no trading market for securities of Warner Chilcott Limited, all of which are indirectly wholly-owned by Allergan plc.

This Quarterly Report on Form 10-Q is a combined report being filed separately by two different registrants: Allergan plc and Warner Chilcott Limited. Warner Chilcott Limited is an indirect wholly-owned subsidiary of Allergan plc. The information in this Quarterly Report on Form 10-Q is equally applicable to Allergan plc and Warner Chilcott Limited, except where otherwise indicated. Warner Chilcott Limited meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and, to the extent applicable, is therefore filing this form with a reduced disclosure format.

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

		PAGE
PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (unaudited)	3
	Consolidated Balance Sheets of Allergan plc as of September 30, 2015 and December 31, 2014	3
	Consolidated Statements of Operations of Allergan plc for the three and nine months ended September 30, 2015 and September 30, 2014	4
	Consolidated Statements of Comprehensive Income / (Loss) of Allergan plc for the three and nine months ended September 30, 2015 and September 30, 2014	5
	Consolidated Statements of Cash Flows of Allergan plc for the nine months ended September 30, 2015 and 2014	6
	Consolidated Balance Sheets of Warner Chilcott Limited as of September 30, 2015 and December 31, 2014	7
	Consolidated Statements of Operations of Warner Chilcott Limited for the three and nine months ended September 30, 2015 and September 30, 2014	8
	Consolidated Statements of Comprehensive Income / (Loss) of Warner Chilcott Limited for the three and nine months ended September 30, 2015 and September 30, 2014	9
	Consolidated Statements of Cash Flows of Warner Chilcott Limited for the nine months ended September 30, 2015 and 2014	10
	Notes to Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	83
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	114
Item 4.	Controls and Procedures	115
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	117
Item 1A.	Risk Factors	117
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	117
Item 6.	Exhibits	117
	Signatures	118

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

ALLERGAN PLC

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except par value)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$2,063.9	$250.0
Marketable securities	7.0	1.0
Accounts receivable, net	2,143.2	1,107.9
Inventories	1,285.4	976.7
Prepaid expenses and other current assets	748.6	478.8
Current assets held for sale	3,802.1	3,819.2
Deferred tax assets	6,608.5	477.0
Total current assets	16,658.7	7,110.6
Property, plant and equipment, net	1,569.9	283.4
Investments and other assets	498.3	153.3
Non current assets held for sale	10,573.7	8,213.8
Deferred tax assets	67.2	34.7
Product rights and other intangibles	67,133.4	16,096.6
Goodwill	46,315.1	20,865.6
Total assets	$142,816.3	$52,758.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,513.5	$2,995.7
Income taxes payable	84.7	33.9
Current portion of long-term debt and capital leases	2,035.4	693.4
Deferred revenue	32.9	17.8
Current liabilities held for sale	1,449.5	1,465.7
Deferred tax liabilities	17.0	41.0
Total current liabilities	8,133.0	5,247.5

Long-term debt and capital leases	40,648.1	14,837.7
Deferred revenue	26.8	26.3
Other long-term liabilities	1,135.1	227.0
Long-term liabilities held for sale	639.9	540.7
Other taxes payable	760.8	789.5
Deferred tax liabilities	13,992.5	2,753.8
Total liabilities	65,336.2	24,422.5
Commitments and contingencies
Equity:
Preferred shares, $0.0001 par value per share, 5.1 million shares authorized,
5.1 million and zero shares issued and outstanding, respectively	4,929.7	-
Ordinary shares; $0.0001 par value per share; 1,000.0 million shares authorized, 394.0 million and 265.9 million shares issued and outstanding, respectively	-	-
Additional paid-in capital	68,241.4	28,994.7
Retained Earnings / (accumulated deficit)	4,347.9	(198.2)
Accumulated other comprehensive (loss)	(45.3)	(465.4)
Total shareholders’ equity	77,473.7	28,331.1
Noncontrolling interest	6.4	4.4
Total equity	77,480.1	28,335.5
Total liabilities and equity	$142,816.3	$52,758.0

See accompanying Notes to Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues	$4,088.9	$2,150.8	$10,873.5	$4,323.3
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	1,242.9	1,183.1	3,699.9	2,371.4
Research and development	1,260.5	276.6	1,927.9	368.6
Selling and marketing	721.8	540.2	2,130.4	799.3
General and administrative	351.4	422.9	1,222.7	740.4
Amortization	1,560.2	705.0	3,866.1	1,192.2
In-process research and development impairments	300.0	305.0	497.6	320.0
Asset sales and impairments, net	(4.4)	-	3.1	(5.3)
Total operating expenses	5,432.4	3,432.8	13,347.7	5,786.6
Operating (loss)	(1,343.5)	(1,282.0)	(2,474.2)	(1,463.3)

Interest income	3.8	1.6	8.2	3.8
Interest expense	(340.2)	(132.1)	(852.0)	(284.0)
Other (expense) income, net	0.2	29.4	(238.1)	15.3
Total other income (expense), net	(336.2)	(101.1)	(1,081.9)	(264.9)
(Loss) before income taxes and noncontrolling interest	(1,679.7)	(1,383.1)	(3,556.1)	(1,728.2)
(Benefit) for income taxes	(824.9)	(221.0)	(1,456.9)	(306.6)
Net (loss) from continuing operations, net of tax	(854.8)	(1,162.1)	(2,099.2)	(1,421.6)
Income from discontinued operations, net of tax	6,157.4	119.3	6,647.9	524.3
Net income / (loss)	5,302.6	(1,042.8)	4,548.7	(897.3)
(Income) attributable to noncontrolling interest	(1.4)	-	(2.6)	(0.3)
Net income / (loss) attributable to shareholders	5,301.2	(1,042.8)	4,546.1	(897.6)
Dividends on preferred shares	69.6	-	162.4	-
Net income / (loss) attributable to ordinary shareholders	$5,231.6	$(1,042.8)	$4,383.7	$(897.6)

Income / (loss) per share attributable to ordinary shareholders - basic:
Continuing operations	$(2.35)	$(4.40)	$(6.31)	$(6.96)
Discontinued operations	15.64	0.45	18.52	2.57
Net income / (loss) per share - basic	$13.29	$(3.95)	$12.21	$(4.39)
Income / (loss) per share attributable to ordinary shareholders - diluted:
Continuing operations	$(2.35)	$(4.40)	$(6.31)	$(6.96)
Discontinued operations	15.64	0.45	18.52	2.57
Net income / (loss) per share - diluted	$13.29	$(3.95)	$12.21	$(4.39)

Weighted average shares outstanding:
Basic	393.6	264.3	358.9	204.4
Diluted	393.6	264.3	358.9	204.4

See accompanying Notes to Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

(Unaudited; in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income / (loss)	$5,302.6	$(1,042.8)	$4,548.7	$(897.3)
Other comprehensive (loss) / income
Foreign currency translation (losses) / gains	(42.4)	(308.3)	409.0	(309.2)
Unrealized gains / (losses), net of tax	7.5	(2.3)	11.1	(1.6)
Reclassification for gains included in net income, net of tax	-	-	-	-
Total other comprehensive (loss) / income, net of tax	(34.9)	(310.6)	420.1	(310.8)
Comprehensive income / (loss)	5,267.7	(1,353.4)	4,968.8	(1,208.1)
Comprehensive (income) attributable to noncontrolling interest	(1.4)	-	(2.6)	(0.3)
Comprehensive income / (loss) attributable to ordinary shareholders	$5,266.3	$(1,353.4)	$4,966.2	$(1,208.4)

See accompanying Notes to Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities:
Net income / (loss)	$4,548.7	$(897.3)
Reconciliation to net cash provided by operating activities:
Depreciation	183.9	169.7
Amortization	4,192.8	1,720.7
Provision for inventory reserve	108.6	110.2
Share-based compensation	510.5	259.4
Deferred income tax benefit	(7,470.9)	(412.5)
In-process research and development impairments	497.6	321.3
Loss / (gain) on asset sales and impairments, net	57.2	34.2
Amortization of inventory step-up	1,019.8	703.3
Amortization of deferred financing costs	289.2	34.4
Accretion and contingent consideration	89.2	(24.2)
Excess tax benefit from stock-based compensation	(54.0)	(22.7)
Non-cash impact of debt extinguishment	-	(91.7)
Other, net	54.9	(19.1)
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	(364.0)	(365.6)
Decrease / (increase) in inventories	(270.1)	(266.7)
Decrease / (increase) in prepaid expenses and other current assets	(3.3)	69.3
Increase / (decrease) in accounts payable and accrued expenses	(290.6)	292.3
Increase / (decrease) in income and other taxes payable	(103.4)	(152.1)
Increase / (decrease) in other assets and liabilities	(21.6)	(31.5)
Net cash provided by operating activities	2,974.5	1,431.4
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(350.7)	(174.1)
Additions to product rights and other intangibles	(91.1)	(0.1)
Additions to investments	(27.0)	-
Proceeds from sale of investments and other assets	855.8	452.7
Proceeds from sales of property, plant and equipment	133.6	12.0
Acquisitions of businesses, net of cash acquired	(35,242.7)	(4,922.6)
Net cash (used in) investing activities	(34,722.1)	(4,632.1)
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness	26,456.4	8,076.2
Proceeds from borrowings on credit facility and other	2,882.0	80.0
Debt issuance and other financing costs	(310.8)	(58.2)
Payments on debt, including capital lease obligations	(4,326.7)	(4,875.5)
Proceeds from issuance of preferred shares	4,929.7	-
Proceeds from issuance of ordinary shares	4,071.1	-
Proceeds from stock plans	195.8	43.3
Payments of contingent consideration	(138.3)	(12.6)
Repurchase of ordinary shares	(108.2)	(99.7)
Dividends	(138.4)	-
Excess tax benefit from stock-based compensation	54.0	22.7
Net cash provided by financing activities	33,566.6	3,176.2
Effect of currency exchange rate changes on cash and cash equivalents	(5.1)	(2.1)
Movement in cash held for sale	-	37.0
Net increase in cash and cash equivalents	1,813.9	10.4
Cash and cash equivalents at beginning of period	250.0	329.0
Cash and cash equivalents at end of period	$2,063.9	$339.4
Schedule of Non-Cash Investing and Financing Activities:
Non-cash equity issuance for the Acquisition of Allergan net assets	$34,687.2	$-
Non-cash equity issuance for the Acquisition of Forest net assets	$-	$20,590.5

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$2,045.7	$244.3
Marketable securities	7.0	1.0
Accounts receivable, net	2,143.2	1,107.2
Receivable from Parents	323.9	269.8
Inventories	1,285.4	976.7
Prepaid expenses and other current assets	745.8	475.9
Current assets held for sale	3,802.1	3,819.2
Deferred tax assets	6,608.5	477.0
Total current assets	16,961.6	7,371.1
Property, plant and equipment, net	1,569.9	282.5
Investments and other assets	498.3	153.3
Non current assets held for sale	10,573.7	8,213.8
Deferred tax assets	67.2	34.7
Product rights and other intangibles	67,133.4	16,096.6
Goodwill	46,315.1	20,865.6
Total assets	$143,119.2	$53,017.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,477.3	$2,992.6
Payables to Parents	1,212.0	521.1
Income taxes payable	84.7	33.9
Current portion of long-term debt and capital leases	2,035.4	693.4
Deferred revenue	32.9	17.8
Current liabilities held for sale	1,449.5	1,465.7
Deferred tax liabilities	17.0	41.0
Total current liabilities	9,308.8	5,765.5
Long-term debt and capital leases	40,648.1	14,837.7
Deferred revenue	26.8	26.3
Other long-term liabilities	1,135.1	227.1
Long-term liabilities held for sale	639.9	540.7
Other taxes payable	760.8	789.5
Deferred tax liabilities	13,992.5	2,753.8
Total liabilities	66,512.0	24,940.6
Commitments and contingencies
Equity:
Member's capital	73,004.8	29,455.9
Retained Earnings / (accumulated deficit)	3,641.3	(917.9)
Accumulated other comprehensive (loss)	(45.3)	(465.4)
Total members’ equity	76,600.8	28,072.6
Noncontrolling interest	6.4	4.4
Total equity	76,607.2	28,077.0
Total liabilities and equity	$143,119.2	$53,017.6

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues	$4,088.9	$2,150.8	$10,873.5	$4,323.3
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	1,242.9	1,183.1	3,699.9	2,371.4
Research and development	1,260.5	276.6	1,927.9	368.6
Selling and marketing	721.8	540.2	2,130.4	799.3
General and administrative	346.1	420.4	1,209.6	731.0
Amortization	1,560.2	705.0	3,866.1	1,192.2
In-process research and development impairments	300.0	305.0	497.6	320.0
Asset sales and impairments, net	(4.4)	-	3.1	(5.3)
Total operating expenses	5,427.1	3,430.3	13,334.6	5,777.2
Operating (loss)	(1,338.2)	(1,279.5)	(2,461.1)	(1,453.9)
Non-operating income (expense):
Interest income	3.8	1.6	8.2	3.8
Interest expense	(340.2)	(132.1)	(852.0)	(284.0)
Other income (expense), net	0.2	29.4	(238.1)	15.3
Total other income (expense), net	(336.2)	(101.1)	(1,081.9)	(264.9)
(Loss) before income taxes and noncontrolling interest	(1,674.4)	(1,380.6)	(3,543.0)	(1,718.8)
(Benefit) for income taxes	(824.9)	(215.8)	(1,456.9)	(308.1)
Net (loss) from continuing operations, net of tax	(849.5)	(1,164.8)	(2,086.1)	(1,410.7)
Income from discontinued operations, net of tax	6,157.4	119.3	6,647.9	524.3
Net income / (loss)	5,307.9	(1,045.5)	4,561.8	(886.4)
(Income) attributable to noncontrolling interest	(1.4)	-	(2.6)	(0.3)
Net income / (loss) attributable to members	$5,306.5	$(1,045.5)	$4,559.2	$(886.7)

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

(Unaudited; in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income / (loss)	$5,307.9	$(1,045.5)	$4,561.8	$(886.4)
Other comprehensive (loss) / income
Foreign currency translation (losses) / gains	(42.4)	(308.3)	409.0	(309.2)
Unrealized gains / (losses), net of tax	7.5	(2.3)	11.1	(1.6)
Reclassification for gains included in net income, net of tax	-	-	-	-
Total other comprehensive (loss) / income, net of tax	(34.9)	(310.6)	420.1	(310.8)
Comprehensive income / (loss)	5,273.0	(1,356.1)	4,981.9	(1,197.2)
Comprehensive (income) attributable to noncontrolling interest	(1.4)	-	(2.6)	(0.3)
Comprehensive income / (loss) attributable to members	$5,271.6	$(1,356.1)	$4,979.3	$(1,197.5)

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities:
Net income / (loss)	$4,561.8	$(886.4)
Reconciliation to net cash provided by operating activities:
Depreciation	183.9	169.7
Amortization	4,192.8	1,720.7
Provision for inventory reserve	108.6	110.2
Share-based compensation	510.5	259.4
Deferred income tax benefit	(7,470.9)	(412.5)
In-process research and development impairments	497.6	321.3
Loss / (gain) on asset sales and impairments, net	57.2	34.2
Amortization of inventory step-up	1,019.8	703.3
Amortization of deferred financing costs	289.2	34.4
Accretion and contingent consideration	89.2	(24.2)
Non-cash impact of debt extinguishment	-	(91.7)
Other, net	54.9	(19.1)
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	(363.3)	(365.7)
Decrease / (increase) in inventories	(270.1)	(266.7)
Decrease / (increase) in prepaid expenses and other current assets	(3.2)	69.3
Increase / (decrease) in accounts payable and accrued expenses	(257.5)	276.1
Increase / (decrease) in income and other taxes payable	(103.4)	(140.9)
Increase / (decrease) in other assets and liabilities, including receivable / payable with Parents	6.5	(89.2)
Net cash provided by operating activities	3,103.6	1,402.2
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(350.7)	(174.1)
Additions to product rights and other intangibles	(91.1)	(0.1)
Additions to investments	(27.0)	-
Proceeds from the sale of investments and other assets	855.8	452.7
Proceeds from sales of property, plant and equipment	133.6	12.0
Acquisitions of businesses, net of cash acquired	(35,242.7)	(4,922.6)
Net cash (used in) investing activities	(34,722.1)	(4,632.1)
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness	26,456.4	8,076.2
Proceeds from borrowings on credit facility and other	2,882.0	80.0
Debt issuance and other financing costs	(310.8)	(58.2)
Payments on debt, including capital lease obligations	(4,326.7)	(4,875.5)
Payments of contingent consideration	(138.3)	(12.6)
Dividend to Parent	(138.4)	-
Contribution from Parent	9,000.8	-
Net cash provided by financing activities	33,425.0	3,209.9
Effect of currency exchange rate changes on cash and cash equivalents	(5.1)	(2.1)
Movement in cash held for sale	-	37.0
Net increase in cash and cash equivalents	1,801.4	14.9
Cash and cash equivalents at beginning of period	244.3	323.5
Cash and cash equivalents at end of period	$2,045.7	$338.4

See accompanying Notes to Consolidated Financial Statements

ALLERGAN PLC AND WARNER CHILCOTT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — General

Allergan plc is a global specialty pharmaceutical company engaged in the development, manufacturing, marketing, and distribution of brand name (“brand”, “branded” or “specialty brand”), medical aesthetics, generic, branded generic, biosimilar and over-the-counter (“OTC”) pharmaceutical products. The Company has operations in more than 100 countries. Warner Chilcott Limited is a wholly-owned subsidiary of Allergan plc and has the same principal business activities. As a result of the Allergan Acquisition (defined below) which closed on March 17, 2015, the Company expanded its franchises to include ophthalmology, neurosciences and medical aesthetics/dermatology/plastic surgery, which complements the Company’s existing central nervous system, gastroenterology, women’s health and urology franchises. The combined company benefits significantly from Allergan, Inc’s. (“Legacy Allergan”) global brand equity and consumer awareness of key products, including Botox® and Restasis®. The Allergan Acquisition also expanded our presence and market and product reach across many international markets, with strengthened commercial positions across Canada, Europe, Southeast Asia and other high-value growth markets, including China, India, the Middle East and Latin America.

On July 26, 2015 we entered into a master purchase agreement (the “Teva Agreement”), under which Teva Pharmaceutical Industries Ltd. (“Teva”) agreed to acquire our global generic pharmaceuticals business and certain other assets for approximately $40.5 billion (the “Teva Transaction”).  Under the Teva Agreement, upon the closing of the Teva Transaction, we will receive $33.75 billion in cash and approximately $6.75 billion in Teva stock in exchange for which Teva will acquire our global generics business, including the United States (“U.S.”) and international generic commercial units, our third-party supplier Medis, our global generic manufacturing operations, our global generic R&D unit, our international over-the-counter (OTC) commercial unit (excluding OTC eye care products) and some established international brands. The transaction is subject to customary closing conditions and expected to close in the first quarter of 2016.  As a result of the transaction, and in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) number 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, the Company is accounting for the assets and liabilities to be divested as held for sale.  Further, the financial results of the business held for sale have been reclassified to discontinued operations for all periods presented in our condensed consolidated financial statements.

The accompanying consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2014 (“Annual Report”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted from the accompanying consolidated financial statements. The accompanying year end consolidated balance sheet was derived from the audited financial statements included in the Annual Report. The accompanying interim financial statements are unaudited and reflect all adjustments which are in the opinion of management necessary for a fair statement of the Company’s consolidated financial position, results of operations, comprehensive income/(loss) and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. All intercompany transactions and balances have been eliminated in consolidation. The Company’s results of operations, comprehensive income / (loss) and cash flows for the interim periods are not necessarily indicative of the results of operations, comprehensive income/(loss) and cash flows that it may achieve in future periods.

References throughout to “we,” “our,” “us,” the “Company” or “Allergan” refer to financial information and transactions of Allergan plc. References to “Warner Chilcott Limited” refer to Warner Chilcott Limited, the Company’s indirect wholly-owned subsidiary, and, unless the context otherwise requires, its subsidiaries.

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

NOTE 2 – Reconciliation of Warner Chilcott Limited results to Allergan plc results

Warner Chilcott Limited is an indirect wholly-owned subsidiary of Allergan plc (together with other Warner Chilcott Limited parents, the “Parent”), the ultimate parent of the group. The results of Warner Chilcott Limited are consolidated into the results of

Allergan plc. Due to the deminimis activity between Allergan plc and Warner Chilcott Limited, references throughout this filing relate to both Allergan plc and Warner Chilcott Limited. Warner Chilcott Limited representations relate only to itself and not to any other company.

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

	September 30, 2015			December 31, 2014
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
Cash and cash equivalents	$2,063.9	$2,045.7	$18.2	$250.0	$244.3	$5.7
Accounts receivable, net	2,143.2	2,143.2	-	1,107.9	1,107.2	0.7
Prepaid expenses and other current assets	748.6	745.8	2.8	478.8	475.9	2.9
Property, plant and equipment, net	1,569.9	1,569.9	-	283.4	282.5	0.9
Accounts payable and accrued liabilities	4,513.5	4,477.3	36.2	2,995.7	2,992.6	3.1

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
General and administrative expenses	$351.4	$346.1	$5.3	$1,222.7	$1,209.6	$13.1
Operating (loss)	(1,343.5)	(1,338.2)	(5.3)	(2,474.2)	(2,461.1)	(13.1)
(Loss) before income taxes and noncontrolling interest	(1,679.7)	(1,674.4)	(5.3)	(3,556.1)	(3,543.0)	(13.1)
(Benefit) for income taxes	(824.9)	(824.9)	-	(1,456.9)	(1,456.9)	-
Net (loss) from continuing operations, net of tax	(854.8)	(849.5)	(5.3)	(2,099.2)	(2,086.1)	(13.1)
Dividends on preferred stock	69.6	-	69.6	162.4	-	162.4

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
General and administrative expenses	$422.9	$420.4	$2.5	$740.4	$731.0	$9.4
Operating (loss)	(1,282.0)	(1,279.5)	(2.5)	(1,463.3)	(1,453.9)	(9.4)
(Loss) before income taxes and noncontrolling interest	(1,383.1)	(1,380.6)	(2.5)	(1,728.2)	(1,718.8)	(9.4)
(Benefit) for income taxes	(221.0)	(215.8)	(5.2)	(306.6)	(308.1)	1.5
Net (loss) from continuing operations, net of tax	(1,162.1)	(1,164.8)	2.7	(1,421.6)	(1,410.7)	(10.9)

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

Provisions for SRAs

As is customary in the pharmaceutical industry, our gross product sales are subject to a variety of deductions in arriving at reported net product sales. When the Company recognizes gross revenue from the sale of products, an estimate of SRA is recorded, which reduces the product revenues. Accounts receivable and/or accrued liabilities are also reduced and/or increased by the SRA amount depending on whether we have the right of offset with the customer. These provisions are estimated based on historical payment experience, historical relationship of the deductions to gross product revenues, government regulations, estimated utilization or redemption rates, estimated customer inventory levels and current contract sales terms. The estimation process used to determine our SRA provision has been applied on a consistent basis and no material revenue adjustments have been necessary to increase or decrease our reserves for SRA as a result of a significant change in underlying estimates. The Company uses a variety of methods to assess the adequacy of the SRA reserves to ensure that our financial statements are fairly stated.

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

Pricing adjustments, which includes shelf stock adjustments, (primarily relate to our generics business held for sale) are credits issued to reflect price decreases in selling prices charged to the Company’s direct customers. Shelf stock adjustments are based upon the amount of product our customers have in their inventory at the time of an agreed-upon price reduction. The provision for shelf stock adjustments is based upon specific terms with the Company’s customers and includes estimates of existing customer inventory levels based upon their historical purchasing patterns. We regularly monitor all price changes to evaluate the Company’s reserve balances. The adequacy of these reserves is readily determinable as pricing adjustments and shelf stock adjustments are negotiated and settled on a customer-by-customer basis.

Promotional allowances are credits that are issued in connection with a product launch or as an incentive for customers to carry our product. The Company establishes a reserve for promotional allowances based upon contractual terms.

Billback adjustments, which primarily relate to our generics business held for sale, are credits that are issued to certain customers who purchase directly from us as well as indirectly through a wholesaler. These credits are issued in the event there is a difference between the customer’s direct and indirect contract price. The provision for billbacks is estimated based upon historical purchasing patterns of qualified customers who purchase product directly from us and supplement their purchases indirectly through our wholesale customers.

Loyalty cards allow the end user patients a discount per prescription and are accrued based on historical experience, contract terms and the volume of product and cards in the distribution channel.

Accounts receivable balances in the Company’s consolidated financial statements are presented net of SRA estimates. SRA balances in accounts receivable were $198.5 million and $157.3 million at September 30, 2015 and December 31, 2014, respectively. SRA balances within accounts payable and accrued expenses were $1,604.5 million and $1,155.4 million at September 30, 2015 and December 31, 2014, respectively. The movements in the SRA reserve balances for continuing operations in the nine months ended September 30, 2015 are as follows (in millions):

Balance as of December 31, 2014	$1,312.7
Acquired reserves in the Allergan Acquisition (defined below)	429.5
Provision to reduce gross product sales to net product sales	3,982.7
Payments and other	(3,921.9)
Balance as of September 30, 2015	$1,803.0

The provisions recorded to reduce gross product sales to net product sales, excluding discontinued operations, were as follows ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gross product sales	$5,577.5	$2,925.0	$14,729.5	$5,676.6
Provisions to reduce gross product sales to net product sales	(1,543.2)	(792.4)	(3,982.7)	(1,410.0)
Net product sales	$4,034.3	$2,132.6	$10,746.8	$4,266.6
Percentage of provisions to gross sales	27.7%	27.1%	27.0%	24.8%

The Company also had SRA reserves relating to discontinued operations of $1,335.6 million and $1,666.2 million as of September 30, 2015 and December 31, 2014, respectively. The reclassification to discontinued operations is reflected in payments and other above.

The movement in the percentage of provisions to gross sales is a result of changes in product mix, competition and channels of distribution.

Warranties

As a result of the Allergan Acquisition, the Company provides warranty programs for breast implant sales primarily in the United States, Europe and certain other countries. Management estimates the amount of potential future claims from these warranty programs based on actuarial analyses. Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value. The provision for warranty expense in the nine months ended September 30, 2015 was $2.8 million.  The liability is included in both current and long-term liabilities in the Company’s consolidated balance sheets and amounted to $7.6 million and $29.7 million, respectively, as of September 30, 2015. The U.S. programs include the ConfidencePlus® and ConfidencePlus® Premier warranty programs. The ConfidencePlus® program, which is limited to saline breast implants, currently provides lifetime product replacement and contralateral implant replacement. The ConfidencePlus® Premier program, which is standard for silicone gel implants and requires a low enrollment fee for saline breast implants, generally provides lifetime product replacement, $2,400 of financial assistance for saline breast implants and $3,500 of financial assistance for silicone gel breast implants for surgical procedures within ten years of implantation and contralateral implant replacement. The warranty programs in non-U.S. markets generally have similar terms and conditions to the U.S. programs. The Company does not warrant any level of aesthetic result and, as required by government regulation, makes extensive disclosures concerning the risks of the use of its products and breast implant surgery. Changes to actual warranty claims incurred and interest rates could have a material impact on the actuarial analysis and the Company’s estimated liabilities. A large majority of the product warranty liability arises from the U.S. warranty programs. The Company does not currently offer any similar warranty program on any other product.

Goodwill and Intangible Assets with Indefinite-Lives

General

The Company tests goodwill and intangible assets with indefinite-lives for impairment annually in the second quarter by comparing the fair value of each of the Company’s reporting units to the respective carrying value of the reporting units. Additionally, the Company may perform interim tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit below its carrying amount or when the Company has a change to reporting units. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units.

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

Annual Testing

During 2015, we performed our annual impairment assessment of goodwill.  We also assessed IPR&D intangible assets and trade name intangible assets with indefinite lives for impairment. The Company utilized a discount rate for its reporting units of 10.0% and long-term growth rates ranging from 0.0% to 5.0% in its estimation of fair value. The factors used in evaluating goodwill for impairment are subject to change and are tracked against historical results by management. Changes in the key assumptions by management can change the results of testing. The Company determined there was no impairment associated with goodwill or trade name intangible assets.

During the nine months ended September 30, 2015, the Company recorded a $197.6 million impairment related to IPR&D for select projects as the Company revised its sales forecast of certain assets as well as the timing of the launch of certain projects in connection with the Company’s annual review.  In addition, during the three and nine months ended September 30, 2015, the Company made the decision to abandon a select IPR&D asset (acquired in connection with the Allergan Acquisition) based on  review of research studies, resulting in an impairment of the full asset value of $300.0 million.  During the three and nine months ended September 30, 2014, the Company recorded an impairment charge of $165.0 million related to the abandonment of certain R&D projects and an impairment charge of $140.0 million related to acquired IPR&D due to the U.S. Food and Drug Administration’s (“FDA”) Cardiovascular and Renal Drugs Advisory Committee (“CRDAC”) voting to recommend against approval of Actavis’ New Drug Application (‘NDA”) for the fixed-dose combination of nebivolol and valsartan for the treatment of hypertension.

Litigation and Contingencies

The Company is involved in various legal proceedings in the normal course of its business, including product liability litigation, intellectual property litigation, employment litigation and other litigation. Additionally, the Company, in consultation with its counsel, assesses the need to record a liability for contingencies on a case-by-case basis in accordance with FASB Accounting Standards Codification (“ASC”) Topic 450 “Contingencies” (“ASC 450”). Accruals are recorded when the Company determines that a loss related to a matter is both probable and reasonably estimable. These accruals are adjusted periodically as assessment efforts progress or as additional information becomes available. Acquired contingencies in business combinations are recorded at fair value to the extent determinable, otherwise in accordance ASC 450. Refer to “NOTE 20 — Commitments and Contingencies” for more information.

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

A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income:
Net (loss) from continuing operations, net, (income) attributable to noncontrolling interest, and dividends on preferred shares	$(925.8)	$(1,162.1)	$(2,264.2)	$(1,421.9)
Income from discontinued operations, net of tax	6,157.4	119.3	6,647.9	524.3
Net income / (loss) attributable to ordinary shareholders	$5,231.6	$(1,042.8)	$4,383.7	$(897.6)

Basic weighted average ordinary shares outstanding	393.6	264.3	358.9	204.4

Basic EPS:
Continuing operations	$(2.35)	$(4.40)	$(6.31)	$(6.96)
Discontinued operations	$15.64	$0.45	$18.52	$2.57
Net income / (loss) per share	$13.29	$(3.95)	$12.21	$(4.39)

Diluted weighted average ordinary shares outstanding	393.6	264.3	358.9	204.4

Diluted EPS:
Continuing operations	$(2.35)	$(4.40)	$(6.31)	$(6.96)
Discontinued operations	$15.64	$0.45	$18.52	$2.57
Net income / (loss) per share	$13.29	$(3.95)	$12.21	$(4.39)

Stock awards to purchase 5.1 million and 5.2 million ordinary shares for the three and nine months ended September 30, 2015, respectively, were outstanding, but not included in the computation of diluted EPS, because the awards were anti-dilutive for continuing operations and as such the treatment for discontinued operations is also anti-dilutive. The weighted average impact of ordinary share equivalents of 17.6 million and 13.6 million for the three and nine months ended September 30, 2015, respectively, which are anticipated to result from the mandatory conversion of the Company’s preferred shares were not included in the calculation of diluted EPS as their impact would be anti-dilutive.

Stock awards to purchase 3.1 million and 2.2 million ordinary shares for the three and nine months September 30, 2014, respectively, were outstanding, but not included in the computation of diluted EPS, because the awards were anti-dilutive for continuing operations and as such the treatment for discontinued operations is also anti-dilutive.

Restructuring Costs

The Company records liabilities for costs associated with exit or disposal activities in the period in which the liability is incurred. In accordance with existing benefit arrangements, employee severance costs are accrued when the restructuring actions are probable and estimable. Costs for one-time termination benefits in which the employee is required to render service until termination in order to receive the benefits are recognized ratably over the future service period. The Company also incurs costs with contract terminations and costs of transferring products as part of restructuring activities. Refer to “NOTE 19 — Business Restructuring Charges” for more information.

Recent Accounting Pronouncements

On September 25, 2015, the FASB issued Accounting Standards Update 2015-16 (ASU 2015-16), which changes the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that measurement period adjustments be recognized in the reporting period in which the adjustment amount is determined. This includes the cumulative impact of measurement period adjustments on current and prior periods. The cumulative adjustment would be reflected within the respective financial statement line items affected.  The guidance is effective for fiscal years beginning after December 15, 2015. The Company does not expect the pronouncement to have a material impact on our financial statements

In April 2015, the FASB issued guidance which changes the classification of debt issuance costs from being an asset on the balance sheet to netting the costs against the carrying value of the debt. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Management believes that the adoption of this guidance will not have a material impact on our financial statements.

NOTE 4 — Acquisitions and Other Agreements

During the nine months ended September 30, 2015 and the year ended December 31, 2014, the Company acquired material assets and businesses. The pro forma results of the businesses acquired that materially impacted the reported results of the Company are as follows (unaudited; $ in millions except per share information):

	Nine Months Ended September 30, 2015
	As reported	Allergan Acquisition	Pro Forma
Net Revenue	$10,873.5	$1,523.0	$12,396.5
Net income / (loss) attributable to ordinary shareholders	$4,383.7	$377.7	$4,761.4
Net income / (loss) per share
Basic	$12.21		$11.58
Diluted	$12.21		$11.58

	Three Months Ended September 30, 2014
	As reported	Allergan Acquisition	Pro Forma
Net Revenue	$2,150.8	$1,818.6	$3,969.4
Net income / (loss) attributable to ordinary shareholders	$(1,042.8)	$(684.3)	$(1,727.1)
Net income / (loss) per share
Basic	$(3.95)		$(4.43)
Diluted	$(3.95)		$(4.43)

	Nine Months Ended September 30, 2014
	As reported	Allergan Acquisition	Forest Acquisition	Pro Forma
Net Revenue	$4,323.3	$5,325.8	$2,307.8	$11,956.9
Net income / (loss) attributable to ordinary shareholders	$(897.6)	$(2,465.8)	$142.4	$(3,221.0)
Net income / (loss) per share
Basic	$(4.39)			$(7.67)
Diluted	$(4.39)			$(7.67)

Pro forma net (loss) per share includes the impact of share issuances as part of the respective acquisitions.

2015 Transactions

The following are the material transactions that were entered into / completed in the nine months ended September 30, 2015.

Acquisitions

AqueSys

On October 16, 2015, the Company acquired AqueSys, Inc. (“AqueSys”), a private clinical stage medical device company focused on developing ocular implants that reduce intraocular pressure (IOP) associated with glaucoma, in an all-cash transaction. Under the terms of the agreement, the Company acquired AqueSys for a $300.0 million upfront payment and regulatory approval and commercialization milestone payments related to AqueSys' lead development programs, including XEN45, a soft shunt that is implanted in the subconjunctival space in the eye through a minimally invasive procedure with a single use, pre-loaded proprietary injector. The Company will include the financial impact of the transaction in the fourth quarter of 2015.

Kythera

On October 1, 2015, the Company acquired Kythera Biopharmaceuticals (“Kythera”), for $75 per share, or approximately $2.1 billion (the “Kythera Acquisition”). Kythera is focused on the discovery, development and commercialization of novel prescription aesthetic products. Kythera’s lead product is Kybella® injection, the first and only Federal Drug Administration (“FDA”) approved, non-surgical treatment for moderate to severe submental fullness, commonly referred to as double chin. The Company will include the financial impact of the transaction in the fourth quarter of 2015.

Oculeve

On August 10, 2015, the Company acquired Oculeve, Inc. (“Oculeve”), a development-stage medical device company focused on developing novel treatments for dry eye disease. Under the terms of the agreement, Allergan acquired Oculeve for an acquisition accounting purchase price of $134.5 million (the “Oculeve Acquisition”), including $1.6 million in cash plus $90.0 million for the estimated fair value of contingent consideration of which the Company may owe up to $300.0 million in future payments. The Company acquired Oculeve and its lead product candidate OD-01, an intranasal neurostimulation device, as well as other dry eye products in development.

Assets Acquired and Liabilities Assumed at Fair Value

The transaction has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. As of September 30, 2015, certain amounts relating to the valuation of tax related matters, contingent consideration and intangible assets have not been finalized. The finalization of these matters may result in changes to goodwill.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date  ($ in millions):

Preliminary Values as of September 30, 2015
Cash and cash equivalents	$1.6
IPR&D intangible assets	286.0
Goodwill	36.3
Other assets and liabilities	(1.9)
Contingent consideration	(90.0)
Deferred tax liabilities, net	(97.5)
Net assets acquired	$134.5

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

The fair value of the IPR&D intangible assets was determined using the IPR&D and Intangible Asset Valuation Technique. The discount rate used to arrive at the present value for IPR&D intangible assets was 9.9% to reflect the internal rate of return and incremental commercial uncertainty in the cash flow projections. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results.

Goodwill

Among the primary reasons the Company acquired Oculeve and factors that contributed to the preliminary recognition of goodwill were to expand the Company’s pipeline of eye care products.  Goodwill from the Oculeve Acquisition of $36.3 million was assigned to the US Brands segment.

Contingent Consideration

As part of the acquisition, the Company is required to pay the former shareholders of Oculeve amounts based on the launch, labeling, and sales of the product. The Company estimated the acquisition accounting fair value of the contingent consideration to be $90.0 million using a probability weighted approach that considered the possible outcomes of the scenarios relating to the specified product.

Long-Term Deferred Tax Liabilities and Other Tax Liabilities

Long-term deferred tax liabilities and other tax liabilities result from identifiable intangible assets fair value adjustments. These adjustments create excess book basis over the tax basis which is multiplied by the statutory tax rate for the jurisdiction in which the deferred taxes exist.

Auden Mckenzie

On May 29, 2015 the Company acquired Auden Mckenzie Holdings Limited (“Auden”), a company specializing in the development, licensing and marketing of niche generic medicines and proprietary brands in the United Kingdom (“UK”) and across Europe for approximately 323.7 million British Pounds, or $495.9 million (the “Auden Acquisition”).  The assets and liabilities acquired, as well as the results of operations for the acquired Auden business are part of the assets being divested in the Teva Transaction and are included as a component of income from discontinued operations.  In addition the acquired financial position is included in assets and liabilities held for sale.

Recognition and Measurement of Assets Acquired and Liabilities Assumed at Fair Value

The Auden Acquisition has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. As of September 30, 2015, certain amounts relating to the valuation of tax-related matters, intangible assets and inventory have not been finalized. The following table summarizes the preliminary fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date and reflecting purchase accounting adjustments identified during the quarter ($ in millions):

Preliminary Values as of September 30, 2015
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

Allergan

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

Assets Acquired and Liabilities Assumed at Fair Value

The transaction has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. As of September 30, 2015, certain amounts relating to the valuation of tax related matters, SRAs, inventories and intangible assets have not been finalized. The finalization of these matters may result in changes to goodwill. The Company expects to finalize such matters by the end of 2015.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date and reflects purchase accounting adjustments identified during the quarter ($ in millions):

	Preliminary Values as of March 31, 2015	Measurement Period Adjustments	Preliminary Values as of September 30, 2015
Cash and cash equivalents	$5,424.5	$-	$5,424.5
Accounts receivable	962.7	(14.0)	948.7
Inventories	1,223.2	(4.6)	1,218.6
Other current assets	318.8	-	318.8
Property, plant and equipment, net	1,202.5	12.0	1,214.5
Other long-term assets	189.3	-	189.3
IPR&D intangible assets	11,010.0	(1,100.0)	9,910.0
Intangible assets	45,050.5	-	45,050.5
Goodwill	26,368.5	757.0	27,125.5
Current liabilities	(1,212.2)	(9.9)	(1,222.1)
Contingent consideration	(379.1)	(4.6)	(383.7)
Deferred tax liabilities, net	(12,512.9)	364.1	(12,148.8)
Other taxes payable	(82.4)	-	(82.4)
Other long-term liabilities	(622.0)	-	(622.0)
Outstanding indebtedness	(2,183.5)	-	(2,183.5)
Net assets acquired	$74,757.9	$-	$74,757.9

The measurement period adjustments for IPR&D intangible assets relate to the Company’s review of patent lives and revised cash flow assumptions.

Consideration

The total consideration for the Allergan Acquisition of $74.8 billion is comprised of the equity value of shares that were outstanding and vested prior to March 17, 2015 of $33.9 billion, the portion of outstanding equity awards deemed to have been earned as of March 17, 2015 of $0.8 billion and cash of $40.1 billion. The portion of outstanding equity awards deemed not to have been earned of $843.1 million as of March 17, 2015 will be expensed over the remaining future vesting period, including $61.8 million and $456.7 million in three and nine months ended September 30, 2015, respectively.

Inventories

The fair value of inventories acquired included an acquisition accounting fair market value step-up of $923.9 million. In the three and nine months ended September 30, 2015, the Company recognized $274.5 million and $778.9 million, respectively, as a component of cost of sales as the inventory acquired was sold to the Company’s customers. Included in finished goods inventory as of September 30, 2015, was $145.0 million, relating to the remaining fair value step-up associated with the Allergan Acquisition.

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

The following table identifies the summarized amounts recognized and the weighted average useful lives using the economic benefit of intangible assets:

	Amount recognized as of the acquisition date	Weighted average useful lives (years)
Definite-lived assets
Restasis ®	$3,970.0	4.0
Refresh® / Optive ®	2,720.0	7.6
Other Eye Care Products	6,690.0	4.2
Botox ®	22,600.0	8.0
Aczone ®	160.0	1.3
Other Skin Products	820.0	5.0
Other Aesthetics	6,350.0	6.0
Total CMP	43,310.0	6.7
Trade name	690.0	4.5
Customer relationships	1,050.5	3.4
Total definite-lived assets	45,050.5	6.6
In-process research and development
Eye Care	5,700.0
Botox ®	810.0
Aesthetics	2,280.0
Other	1,120.0
Total IPR&D	9,910.0
Total intangible assets	$54,960.5
Goodwill

Among the primary reasons the Company acquired Allergan and factors that contributed to the preliminary recognition of goodwill were to expand the Company’s product portfolio, and to acquire certain benefits from the Legacy Allergan pipeline and the expectation of certain synergies. The goodwill recognized from the Allergan Acquisition, which includes the increase in the purchase price resulting from the movement in Allergan plc’s share price from the date of announcing the deal, until the date of acquisition, is not deductible for tax purposes. Goodwill from the Allergan Acquisition of $15,389.2 million, $3,798.0 million, and $7,938.3 million was assigned to the US Brands, US Medical Aesthetics, and International Brands segments, respectively.

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

Retirement Plans

The Company acquired post-retirement plans as part of the Allergan Acquisition including defined benefit pension plans in the United States and Europe which had a net liability balance of $302.6 million. As of March 17, 2015, the Allergan Inc. defined benefit pension plans had assets with a fair value of $1,042.0 million, which included cash and cash equivalents of $13.6 million, equity securities of $480.1 million, and fixed income securities of $548.3 million. In addition, the Company acquired other benefit obligations which had an acquisition date fair value of assets of $117.1 million and an acquisition date fair value of liabilities of $120.0 million. Prior to the Allergan Acquisition, Legacy Allergan froze most of their defined benefit plans.  As a result, the company anticipates deminimis service costs in its statement of operations.

Deferred Tax Liabilities, Net

Deferred tax liabilities, net, include the impact resulting from identifiable intangible assets and inventory fair value adjustments. These adjustments create excess book basis over the tax basis which is multiplied by the statutory tax rate for the jurisdiction in which the deferred taxes exist.

Acquisition-Related Expenses

As a result of the acquisition, the Company incurred the following transaction and integration costs in the three and nine months ended September 30, 2015 ($ in millions):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Cost of sales
Stock-based compensation acquired for Legacy Allergan employees	$4.7	$18.9
Acquisition, integration and restructuring related charges	0.3	12.4
Research and development
Stock-based compensation acquired for Legacy Allergan employees	16.6	108.2
Acquisition, integration and restructuring related charges	17.5	83.7
Selling and marketing
Stock-based compensation acquired for Legacy Allergan employees	23.6	86.5
Acquisition, integration and restructuring related charges	5.4	65.9
General and administrative
Stock-based compensation acquired for Legacy Allergan employees	16.8	243.0
Acquisition-related expenditures	-	65.5
Acquisition, integration and restructuring related charges	65.7	231.4
Other (expense) income
Bridge loan facilities expense	-	(264.9)
Interest rate lock	-	30.9
Total transaction and integration costs	$150.6	$1,149.5

Licenses and Asset Acquisitions

Naurex

On August 28, 2015, the Company acquired certain products in early stage development of Naurex, Inc. (“Naurex”) in an all-cash transaction of $571.7 million (the “Naurex Transaction”) plus future contingent payments of up to $1.15 billion, which was accounted for as an asset acquisition with cash consideration recognized as a component of R&D expenses in the three and nine months ended September 30, 2015.  The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing as well as certain other inputs and processes that the transaction did not qualify as a business.  The Naurex Transaction expands our pipeline with Naurex’s two leading product candidates GLYX-13 and NRX-1074, two compounds that utilize NMDA modulation as a potential new approach to the treatment of Major Depressive Disorder (“MDD”), a disease that can lead to suicidality among the most severe patients.

Migraine License

On August 6, 2015, the Company entered into an agreement with Merck & Co. (“Merck”) under which the Company acquired the exclusive worldwide rights to Merck’s early development stage investigational small molecule oral calcitonin gene-related peptide receptor antagonists, which are being developed for the treatment and prevention of migraines.  This transaction is being accounted for as an asset acquisition. The Company acquired these rights for an upfront charge of $250.0 million which was recognized as a component of R&D expenses in the three and nine months ended September 30, 2015.  The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing as well as certain other inputs and processes that the transaction did not qualify as a business.  The Company paid $125.0 million in the three and nine months ended September 30, 2015 and the remaining $125.0 million is payable on April 1, 2016.  Additionally, Merck will be owed contingent payments based on commercial and development milestones of up to $965.0 million as well as royalties.

Divestitures

Teva

On July 26, 2015, we entered into the Teva Agreement, which is further described in Note 1 - General.

Australia

On May 1, 2015, the Company divested its Australian generics business to Amneal Pharmaceuticals LLC for upfront consideration of $5.0 million plus future royalties, (the “Australia Transaction”). As a result of holding the assets for sale as of March 31, 2015, the Company, as a component of income from discontinued operations, impaired intangible assets of $36.1 million and miscellaneous assets and goodwill allocated to the business of $2.5 million in the nine months ended September 30, 2015. In addition, the Company recognized a loss on the sale of the business of $13.6 million in discontinued operations in the nine months ended September 30, 2015 included in discontinued operations.

Respiratory Business

As part of the Forest Acquisition (defined below), we acquired certain assets that comprised Legacy Forest’s branded respiratory business in the U.S. and Canada (the “Respiratory Business”). During the year ended December 31, 2014, we held for sale the respiratory assets of $734.0 million, including allocated goodwill to this unit of $309.1 million. On March 2, 2015, the Company sold the Respiratory Business to AstraZeneca plc (“AstraZeneca”) for consideration of $600.0 million upon closing, additional funds to be received for the sale of certain of our inventory to AstraZeneca and low single-digit royalties above a certain revenue threshold. AstraZeneca also paid Allergan an additional $100.0 million and Allergan has agreed to a number of contractual consents and approvals, including certain amendments to the ongoing collaboration agreements between AstraZeneca and Allergan. As a result of the final terms of the agreement, in the nine months ended September 30, 2015, the Company recognized an incremental charge in cost of sales (including the acquisition accounting fair value mark-up of inventory) relating to inventory that will not be sold to AstraZeneca of $35.3 million. The Company recognized a loss in other (expense) income, net for the sale of the business of $5.3 million in the nine months ended September 30, 2015.

Pharmatech

As part of the Forest Acquisition, the Company acquired certain manufacturing plants and contract manufacturing agreements within the business known as Aptalis Pharmaceutical Technologies (“Pharmatech”). In accordance with acquisition accounting, the assets were fair valued on July 1, 2014 as assets held in use, including market participant synergies anticipated under the concept of “highest and best use.” During the fourth quarter of 2014, the decision was made to hold these assets for sale as one complete unit, without integrating the unit and realizing anticipated synergies. During the year ended December 31, 2014, the Company recognized an impairment on assets held for sale of $189.9 million (the “Pharmatech Transaction”) which included a portion of goodwill allocated to this business unit. In the second quarter of 2015, the Company completed the divestiture of the Pharmatech business.

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

Contingent Consideration

At the time of the acquisition, additional consideration was conditionally due to the seller based upon the approval of DalvanceTM in Europe, the approval of a single dose indication or the product reaching certain sales milestones. The Company estimated the acquisition accounting fair value of the contingent consideration to be $49.0 million using a probability weighted approach that considered the possible outcomes based on assumptions related to the timing and probability of the product launch date, discount rates matched to the timing of the payment, and probability of success rates and discount adjustments on the related cash flows. On March 2, 2015, the Company announced that the European Commission has granted Allergan’s subsidiary Durata Therapeutics International B.V., marketing authorization for Xydalba™ (dalbavancin) for the treatment of acute bacterial skin and skin structure infections (ABSSSI) in adults. The approval triggered the first CVR payment. The difference between the fair value of the CVR on the date of acquisition of $24.5 million and the payment made of $30.9 million, or $6.4 million, was recorded as an operating expense in the nine months ended September 30, 2015.

Furiex

On July 2, 2014, the Company acquired Furiex Pharmaceuticals, Inc. (“Furiex”) in an all-cash transaction (the “Furiex Acquisition”) valued at $1,156.2 million (including the assumption of debt) and up to approximately $360.0 million in a CVR that may be payable based on which controlled substance schedule designation (if any) that eluxadoline, Furiex’s lead product, receives following approval (if any), which had an acquisition accounting fair value of $88.0 million on the date of acquisition (included in the value of $1,156.2 million). In the second quarter of 2015, the Company received approval from the FDA of the eluxadoline product, Viberzi®.

Viberzi® is a first-in-class, locally-acting mu opioid receptor agonist and delta opioid receptor antagonist for treating symptoms of diarrhea-predominant irritable bowel syndrome (IBS-d), a condition that affects approximately 28 million patients in the United States and Europe.

In connection with the close of the Furiex Acquisition, the Company further announced that it closed the transaction related to the sale of Furiex’s royalties on Alogliptin and Priligy® to Royalty Pharma for $408.6 million in cash consideration.

Contingent Consideration

Additional consideration was conditionally due to the seller based upon the status of eluxadoline as a controlled drug, if any. The Company estimated the acquisition accounting fair value of the contingent consideration to be $88.0 million using a probability weighted approach that considered the possible outcomes based on assumptions related to the timing and probability of the product launch date, discount rates matched to the timing of the payment, and probability of success rates and discount adjustments on the related cash flows.

As of September 30, 2015, Company anticipated scheduling as a C-IV product from the Drug Enforcement Agency (“DEA”) for Viberzi® and recognized an expense of $59.3 million and $29.8 million as a component of R&D expense in the three and nine months ended September 30, 2015, respectively, based on the estimated payment to CVR shareholders versus the prior probability weighted outcomes. The final CVR is based on the status of Viberzi®, as a schedule C-IV controlled substance, for $10 in cash for each CVR totaling $118.5 million which is recorded in accrued expenses.

Forest Laboratories

On July 1, 2014, the Company acquired Forest Laboratories, Inc. (“Legacy Forest”) for $30.9 billion including outstanding indebtedness assumed of $3.3 billion, equity consideration of $20.6 billion, which includes outstanding equity awards, and cash consideration of $7.1 billion (the “Forest Acquisition”). Under the terms of the transaction, Legacy Forest shareholders received 89.8 million Allergan plc (formerly Actavis plc) ordinary shares, 6.1 million Allergan plc non-qualified stock options and 1.1 million Allergan plc share units. Legacy Forest was a leading, fully integrated, specialty pharmaceutical company largely focused on the United States market. Legacy Forest marketed a portfolio of branded drug products and developed new medicines to treat patients suffering from diseases principally in the following therapeutic areas: central nervous system, cardiovascular, gastrointestinal, respiratory, anti-infective, and cystic fibrosis. A portion of the assets acquired are being divested as part of the Teva Transaction.

Assets Acquired and Liabilities Assumed at Fair Value

The transaction has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date ($ in millions):

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

In the quarter ended September 30, 2015, the Company noted an out-of-period adjustment in the final valuation of Forest stated in the table above relating to the valuation of an acquired currently marketed product.  The Company over valued the asset and undervalued goodwill based on information available as of the acquisition date.  The Company corrected this error as of September 30, 2015 by decreasing the value of intangible assets and increasing the value of goodwill by $135.0 million. There was no impact to the statement of operations and the Company did not consider the amount material to prior periods.

Consideration

The total consideration for the Forest Acquisition of $27.7 billion is comprised of the equity value of shares that were outstanding and vested prior to July 1, 2014 of $20.0 billion, the portion of outstanding equity awards deemed to have been earned as of July 1, 2014 of $568.1 million and cash of $7.1 billion. The portion of outstanding equity awards deemed not to have been earned of $570.4 million as of July 1, 2014 will be expensed over the remaining future vesting period, including $26.6 million and $114.4 million in the three and nine months ended September 30, 2015, respectively and $206.7 million in the three and nine months ended September 30, 2014.

Inventories

The fair value of inventories acquired included an acquisition accounting fair market value step-up of $1,036.3 million. In the three and nine months ended September 30, 2015, the Company recognized $15.4 million and $202.0 million, respectively, as a component of cost of sales as the inventory acquired on July 1, 2014 was sold to the Company’s customers in addition to a write-off associated with the Respiratory Sale. Included in cost of sales for the three and nine months ended September 30, 2014, was $479.5 million as the inventory acquired on July 1, 2014 was sold to the Company’s customers. These amounts include $14.3 million and $26.7 million related to discontinued operations in the nine months ended September 30, 2015 and 2014, respectively.

Included in finished goods inventory as of September 30, 2015 was $42.6 million, relating to the remaining fair value step-up associated with the Forest Acquisition.

Acquisition-Related Expenses

As a result of the Forest Acquisition, the Company incurred the following transaction and integration costs in the three and nine months ended September 30, 2015 ($ in millions):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Cost of sales
Stock-based compensation acquired for Forest employees	$0.9	$3.6
Severance-related charges	-	1.1
Research and development
Stock-based compensation acquired for Forest employees	5.5	30.0
Severance-related charges	0.4	9.2
Selling and marketing
Stock-based compensation acquired for Forest employees	9.4	37.8
Severance-related charges	0.4	17.3
General and administrative
Stock-based compensation acquired for Forest employees	10.7	43.0
Other integration charges	17.9	47.6
Severance-related charges	1.7	19.2
Total transaction and integration costs	$46.9	$208.8

As a result of the transaction, the Company incurred the following transaction and integration costs in the three and nine months ended September 30, 2014 ($ in millions):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Cost of sales
Stock-based compensation acquired for Forest employees	$6.1	$6.1
Severance-related charges	7.6	7.6
Research and development
Stock-based compensation acquired for Forest employees	38.8	38.8
Severance-related charges	19.1	19.1
Selling and marketing
Stock-based compensation acquired for Forest employees	37.9	37.9
Severance-related charges	38.8	42.2
Other integration costs	1.6	3.4
General and administrative
Stock-based compensation acquired for Forest employees	123.9	123.9
Severance-related charges	49.1	59.3
Other integration costs	53.6	80.5
Financing related charges	0.6	9.3
Other income (expense)
Bridge loan facilities	2.8	25.8
Total transaction and integration costs	$379.9	$453.9

Western European Divestiture

During the year ended December 31, 2013, the Company held for sale its then current commercial infrastructure in France, Italy, Spain, Portugal, Belgium, Germany and the Netherlands, including products, marketing authorizations and dossier license rights. On April 1, 2014, the Company divested the assets in Western Europe to Aurobindo Pharma Limited for a loss of $20.9 million which is included as a component of income from discontinued operations.

2013 Transactions

The following are the material transactions that were completed in the year ended December 31, 2013.

Warner Chilcott

On October 1, 2013, the Company acquired Warner Chilcott plc (“Warner Chilcott”) in a stock for stock transaction for a value, including the assumption of debt, of $9.2 billion (the “Warner Chilcott Acquisition”). Warner Chilcott was a leading specialty pharmaceutical company focused on the women’s healthcare, gastroenterology, urology and dermatology segments of the branded pharmaceuticals market, primarily in North America.

Inventories

In the nine months ended September 30, 2015, the Company recognized $1.9 million of fair value step-up as a component of cost of sales as the inventory acquired on October 1, 2013 was sold to the Company’s customers. In the three and nine months ended September 30, 2014, the Company recognized $13.8 million and $223.3 million as a component of cost of sales, respectively, as the inventory acquired on October 1, 2013 was sold to the Company’s third party customers. These amounts include zero and $11.4 million relating to the discontinued operations in the nine months ended September 30, 2015 and 2014, respectively.

NOTE 5 — Discontinued Operations

Global Generics Business

On July 27, 2015, the Company announced that it entered into the Teva Transaction.  Under the Teva Agreement, Teva will acquire Allergan's global generics business, including the U.S. and international generic commercial units, our third-party supplier Medis, our global generic manufacturing operations, our global generic R&D unit, our international over-the-counter (OTC) commercial unit (excluding OTC eye care products) and some established international brands.

Allergan will retain its global branded pharmaceutical and medical aesthetics businesses, as well as its biosimilars development programs, certain over the counter products, and the Anda Distribution business.   The Company will also have continuing involvement with Teva after the close of the transaction.  As a result of the Teva Transaction, the Company will hold equity in Teva, continue to distribute Teva products through our Anda Distribution segment as well as purchase product manufactured by Teva for sale in our US Brands segment as part of ongoing transitional service and contract manufacturing agreements.

Financial results of the global generics business are presented as "Income from discontinued operations" on the Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014; and assets and liabilities of the global generics business to be disposed of are presented as "Current assets held for sale", "Non current assets held for sale", “Current liabilities held for sale” and “Long term liabilities held for sale” on the Consolidated Balance Sheet as of September 30, 2015 and December 31, 2014.

The following table presents key financial results of the global generics business included in "Income from discontinued operations" for the three and nine months ended September 30, 2015 and 2014 ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Third party revenues	$1,365.4	$1,532.3	$4,570.0	$4,682.1
Related party sales	65.1	57.8	198.9	179.7
Net revenues	1,430.5	1,590.1	4,768.9	4,861.8
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	775.8	757.7	2,296.1	2,280.8
Research and development	98.9	115.2	317.4	352.7
Selling and marketing	121.1	167.0	429.0	482.5
General and administrative	191.7	144.4	493.6	372.8
Amortization	33.7	168.6	326.7	528.5
In-process research and development impairments	-	-	-	1.3
Asset sales and impairments, net	3.2	7.3	54.1	18.0
Total operating expenses	1,224.4	1,360.2	3,916.9	4,036.6
Operating income	206.1	229.9	852.0	825.2
Other (expense) income, net	-	2.5	(8.4)	(14.2)
(Benefit) / provision for income taxes	(5,951.3)	113.1	(5,804.3)	286.7
Net income from discontinued operations	$6,157.4	$119.3	$6,647.9	$524.3

Related party revenues represent the sale of products to the Company’s Anda Distribution segment.

For the period ended September 30, 2015, the company recorded a deferred tax benefit of $5,985.4 million related to investments in certain subsidiaries as our intention is not to hold these subsidiaries indefinitely. The recognition of this benefit has been reflected in income from discontinued operations, net of tax with the deferred tax asset reflected in current deferred tax assets on the balance sheet.

The following table presents the aggregate carrying amounts of the major classes of assets and liabilities related to the global generics business to be disposed of ($ in millions):

	September 30, 2015	December 31, 2014
Assets:
Accounts receivable, net	$1,955.8	$1,493.3
Inventories	1,163.1	1,098.8
Prepaid expenses and other current assets	314.9	254.6
Current deferred tax assets	354.7	23.3
Property, plant and equipment, net	1,333.7	1,347.5
Investments and other assets	35.0	82.1
Non-current deferred tax assets	124.2	72.7
Product rights and other intangibles	2,992.1	3,091.8
Goodwill	6,093.3	3,655.9
Total assets	$14,366.8	$11,120.0

Liabilities:
Accounts payable and accrued expenses	$1,357.9	$1,403.8
Income taxes payable	38.7	16.5
Current deferred tax liabilities	39.4	6.3
Debt and capital leases	6.6	12.6
Deferred revenue	16.5	21.7
Other long-term liabilities	87.2	108.8
Other taxes payable	70.0	102.7
Long-term deferred tax liabilities	473.1	308.1
Total liabilities	$2,089.4	$1,980.5

Depreciation and amortization was ceased upon the determination that the held for sale criteria were met, which was the announcement date of the Teva Transaction.  The depreciation, amortization and significant operating and investing non-cash items of the discontinued operations were as follows ($ in millions):

	Nine Months Ended September 30,
	2015	2014
Depreciation from discontinued operations	$84.7	$124.8
Amortization from discontinued operations	326.7	528.5
Capital expenditures	182.6	126.0
Deferred taxes	(6,301.6)	(138.7)

NOTE 6 – Assets Held For Sale

The following represents net assets held for sale ($ in millions):

	September 30, 2015	December 31, 2014
Accounts receivable, net	$-	$17.7
Inventories	-	161.5
Prepaid expenses and other assets	9.0	161.3
Intangible assets	-	453.0
Goodwill	-	309.1
Impairment on assets held for sale	-	(189.6)
Total assets held for sale	$9.0	$913.0
Accounts payable and accrued expenses	$-	$25.9
Total liabilities held for sale	$-	$25.9
Assets from the Teva Transaction	14,366.8	11,120.0
Liabilities from the Teva Transaction	2,089.4	1,980.5
Net assets held for sale	$12,286.4	$10,026.6

As of September 30, 2015, the Company had the followings assets held for sale:

•	Total assets of $14,366.8 million and total liabilities of $2,089.4 million relating to the Teva Transaction. For further details refer to Note 5 – Discontinued Operations.
•	Properties acquired in the Forest Acquisition.
•	Facilities in Irvine, California.

As of December 31, 2014, the Company included the following assets held for sale:

•	Total assets of $11,120.0 million and total liabilities of $1,980.5 million relating to the Teva Transaction. For further details refer to Note 5 – Discontinued Operations.
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

NOTE 7 — Share-Based Compensation

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

Option award plans require options to be granted at the fair value of the shares underlying the options at the date of the grant and generally become exercisable over periods ranging from three to five years. Each option granted expires ten years from the date of the grant. Restricted stock awards are grants that entitle the holder to ordinary shares, subject to certain terms. Restricted stock unit awards are grants that entitle the holder the right to receive an ordinary share, subject to certain terms. Restricted stock and restricted stock unit awards (both time-based vesting and performance-based vesting) generally have restrictions eliminated over a one to four year vesting period. Restrictions generally lapse for non-employee directors after one year. Certain restricted stock units are performance-based awards issued at a target number with the actual number of restricted shares issued ranging based on achievement of the performance criteria. The Company’s equity award plans include the acquired awards from the Allergan Acquisition (“2015 Acquired Awards”) and the acquired awards from the Forest Acquisition (“2014 Acquired Awards”).  During the fourth quarter, the Company acquired awards as part of the Kythera Acquisition.

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

	2015 Grants	2015 Acquired Awards	2014 Grants	2014 Acquired Awards
Dividend yield	0%	0%	0%	0%
Expected volatility	26.0 - 29.0%	26.0%	29.0%	28.0%
Risk-free interest rate	1.9-2.1%	0.1-2.1%	1.9 – 2.2%	0 - 2.1%
Expected term (years)	7.0 - 7.5	up to 6.9	7.5	up to 6.4

Share-Based Compensation Expense

Share-based compensation expense recognized in the Company’s results of operations for the three months ended September 30, 2015 and 2014 were as follows ($ in millions):

	Three Months Ended September 30,
	2015	2014
Equity based compensation awards	$109.8	$228.2
Cash-settled equity awards in connection with the Allergan Acquisition	-	-
Cash-settled equity awards in connection with the Furiex Acquisition	-	16.6
Non equity-settled awards other	20.4	-
Total stock-based compensation expense	$130.2	$244.8

Share-based compensation expense recognized in the Company’s results of operations for the nine months ended September 30, 2015 and 2014 was as follows ($ in millions):

	Nine Months Ended September 30,
	2015	2014
Equity-based compensation awards	$510.5	$259.4
Cash-settled equity awards in connection with the Allergan Acquisition	127.1	-
Cash-settled equity awards in connection with the Furiex Acquisition	-	16.6
Non equity-settled awards other	20.4	-
Total stock-based compensation expense	$658.0	$276.0

Included in the equity-based compensation awards for the three months ended September 30, 2015 is the impact of accelerations and step-ups relating to the acquisition accounting treatment of outstanding awards acquired in the Allergan and Forest Acquisitions of $44.6 million and $18.2 million, respectively. Included in the equity-based compensation awards for the nine months ended September 30, 2015 is the impact of accelerations and step-ups relating to the acquisition accounting treatment of outstanding awards acquired in the Allergan and Forest Acquisitions of $269.8 million and $89.1 million, respectively. Included in the three and nine months ended September 30, 2014, was $206.7 million of stock-based compensation inclusive of a $194.1 million of a step-up relating to the acquisition accounting treatment of outstanding awards acquired in the Forest Acquisition.

Unrecognized future stock-based compensation expense was $775.1 million as of September 30, 2015, including $376.0 million from the Allergan Acquisition and $147.1 million from the Forest Acquisition. This amount will be recognized as an expense over a remaining weighted average period of 1.9 years. Stock-based compensation is being amortized and charged to operations over the same period as the restrictions are eliminated for the participants, which is generally on a straight-line basis.

Share Activity

The following is a summary of equity award activity for unvested restricted stock and stock units in the period from December 31, 2014 through September 30, 2015:

(in millions, except per share data)	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Grant Date Fair Value
Restricted shares / units outstanding at December 31, 2014	2.1	$148.79	1.3	$312.5
Granted	0.4	323.92		129.6
Vested	(0.9)	(140.77)		(126.7)
Assumed as part of the Allergan Acquisition **	0.5	218.47		102.8
Forfeited	(0.1)	(142.96)		(12.8)
Restricted shares / units outstanding at September 30, 2015	2.0	$202.68	1.9	$405.4

**	Assumed as part of the Allergan Acquisition for the pro rata portion representing future compensation as of March 17, 2015.

The following is a summary of equity award activity for non-qualified options to purchase ordinary shares in the period from December 31, 2014 through September 30, 2015:

(in millions, except per share data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2014	5.4	$93.96	7.3	$858.9
Granted	0.2	300.43
Exercised	(2.0)	(124.52)
Assumed as part of the Allergan Acquisition**	7.0	103.63
Cancelled	(0.4)	(130.86)
Outstanding, September 30, 2015	10.2	$125.03	6.9	$1,498.9
Vested and expected to vest at September 30, 2015	9.6	$124.28	6.8	$1,422.4

**	Assumed as part of the Allergan Acquisition for the pro rata portion representing future compensation as of March 17, 2015.

NOTE 8 — Reportable Segments

In the third quarter of 2015, there was a strategic shift in the business as a result of the Teva Transaction.  As a result, the continuing operations was realigned to reflect the segments as US Brands, US Medical Aesthetics, International Brands and Anda Distribution.  Prior to the realignment, the Company operated and managed its business as five distinct operating segments: US Brands, US Medical Aesthetics, International Brands, Global Generics, and Anda Distribution.

Under the new organizational structure being reported, the Company organized its business into four operating segments: US Brands, US Medical Aesthetics, International Brands and Anda Distribution. In addition, certain revenues and shared costs and the results of corporate initiatives are being managed outside of the four segments.  The new operating segments are organized as follows:

•	The US Brands segment includes sales and expenses relating to branded products within the United States, including certain Botox® therapies.
•	The US Medical Aesthetics segment includes sales and expenses relating to aesthetics and dermatology products within the United States, including certain Botox® therapies.
•	The International Brands segment includes sales and expenses relating to products sold outside of the United States.
•

The Anda Distribution segment includes distribution of generic and branded pharmaceutical products manufactured by third parties, as well as by the Company, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. The Anda Distribution segment operating results exclude sales of products developed, acquired, or licensed by the US Brands, US Medical Aesthetics and International Brands segments.  As the generics business is now reported within discontinued operations, the Anda Distribution segment includes revenues and expenses related to Company manufactured generics products sold through Anda.

The Company evaluates segment performance based on segment contribution. Segment contribution for segments represents net revenues less cost of sales (excluding amortization and impairment of acquired intangibles including product rights), selling and marketing expenses, and select general and administrative expenses. The Company does not evaluate the following items at the segment level:

•

Revenues and operating expenses within cost of sales (excluding amortization and impairment of acquired intangibles including product rights), selling and marketing expenses, and general and administrative expenses that result from the impact of corporate initiatives. Corporate initiatives primarily include integration, restructuring, acquisition and other shared costs.

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

The Company defines segment net sales as product sales and other revenue derived from branded products or licensing agreements. In March 2015, as a result of the Allergan Acquisition, we began to promote Restasis®, Lumigan®/Ganfort®, Alphagan®/Combigan®, Botox®, fillers, other aesthetic products and other eye care products. In July 2014, as a result of the Forest Acquisition, the Company also began recognizing revenues on key US brands, including, but not limited to, Bystolic ®, Canasa®, Carafate®, Fetzima ®, Linzess ®, Namenda IR® (which lost exclusivity in July 2015), Namenda XR®, Saphris®, Teflaro® and Viibryd®.

Cost of sales within segment contribution includes production and packaging costs for the products we manufacture, third party acquisition costs for products manufactured by others, profit-sharing or royalty payments for products sold pursuant to licensing agreements, inventory reserve charges and excess capacity utilization charges, where applicable. Cost of sales does not include amortization or impairment costs for acquired product rights or other acquired intangibles.

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

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the three months ended September 30, 2015 and 2014 ($ in millions):

	Three Months Ended September 30, 2015
	US	US Medical	International	Anda
	Brands	Aesthetics	Brands	Distribution	Total

Net revenues	$2,391.3	$457.3	$660.6	$576.0	$4,085.2

Operating expenses:
Cost of sales(1)	290.2	27.7	112.5	495.5	925.9
Selling and marketing	409.8	89.2	155.8	36.3	691.1
General and administrative	26.9	7.8	41.0	11.0	86.7
Segment Contribution	$1,664.4	$332.6	$351.3	$33.2	$2,381.5
Contribution margin	69.6%	72.7%	53.2%	5.8%	58.3%
Corporate					608.7
Research and development					1,260.5
Amortization					1,560.2
In-process research and development impairments					300.0
Asset sales and impairments, net					(4.4)
Operating (loss)					(1,343.5)
Operating margin					(32.9)%

(1) Excludes amortization and impairment of acquired intangibles including product rights.
	Three Months Ended September 30, 2014
	US	US Medical	International	Anda
	Brands	Aesthetics	Brands	Distribution	Total

Net revenues	$1,592.7	$-	$57.8	$500.3	$2,150.8

Operating expenses:
Cost of sales(1)	253.1	-	24.7	422.6	700.4
Selling and marketing	315.3	-	10.2	34.7	360.2
General and administrative	36.9	-	5.2	9.1	51.2
Segment Contribution	$987.4	$-	$17.7	$33.9	$1,039.0
Contribution margin	62.0%	0.0%	30.6%	6.8%	48.3%
Corporate					1,034.4
Research and development					276.6
Amortization					705.0
In-process research and development impairments					305.0
Asset sales and impairments, net					-
Operating (loss)					(1,282.0)
Operating margin					(59.6)%

(1) Excludes amortization and impairment of acquired intangibles including product rights.

The following is a reconciliation of net revenues for the operating segments to the Company’s net revenues for the three months ended September 30, 2015 and 2014 ($ in millions):

	Three Months Ended September 30,
	2015	2014
Segment net revenues	$4,085.2	$2,150.8
Corporate revenues	3.7	-
Net revenues	$4,088.9	$2,150.8

No other country represents ten percent or more of net revenues outside of the United States. The US Brands, US Medical Aesthetics, and Anda Distribution segments are comprised solely of sales within the United States.

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for nine months ended September 30, 2015 and 2014 ($ in millions):

	Nine Months Ended September 30, 2015
	US	US Medical	International	Anda
	Brands	Aesthetics	Brands	Distribution	Total

Net revenues	$6,669.4	$1,023.9	$1,496.4	$1,678.4	$10,868.1

Operating expenses:
Cost of sales(1)	831.0	66.8	263.6	1,437.7	2,599.1
Selling and marketing	1,241.2	200.9	394.2	111.4	1,947.7
General and administrative	113.2	21.7	83.4	30.7	249.0
Segment Contribution	$4,484.0	$734.5	$755.2	$98.6	$6,072.3
Contribution margin	67.2%	71.7%	50.5%	5.9%	55.9%
Corporate					2,251.8
Research and development					1,927.9
Amortization					3,866.1
In-process research and development impairments					497.6
Asset sales and impairments, net					3.1
Operating (loss)					(2,474.2)
Operating margin					(22.8)%

(1) Excludes amortization and impairment of acquired intangibles including product rights.
	Nine Months Ended September 30, 2014
	US	US Medical	International	Anda
	Brands	Aesthetics	Brands	Distribution	Total

Net revenues	$2,719.0	$-	$124.3	$1,480.1	$4,323.4

Operating expenses:
Cost of sales(1)	390.1	-	35.7	1,250.2	1,676.0
Selling and marketing	467.6	-	33.4	100.4	601.4
General and administrative	78.9	-	6.3	25.7	110.9
Segment Contribution	$1,782.4	$-	$48.9	$103.8	$1,935.1
Contribution margin	65.6%	0.0%	39.3%	7.0%	44.8%
Corporate					1,522.9
Research and Development					368.6
Amortization					1,192.2
In-process research and development impairments					320.0
Asset sales and impairments, net					(5.3)
Operating (loss)					(1,463.3)
Operating margin					(33.8)%

(1) Excludes amortization and impairment of acquired intangibles including product rights.

The following is a reconciliation of net revenues for the operating segments to the Company’s net revenues for the nine months ended September 30, 2015 and 2014 ($ in millions):

	Nine Months Ended September 30,
	2015	2014
Segment net revenues	$10,868.1	$4,323.4
Corporate revenues	5.4	(0.1)
Net revenues	$10,873.5	$4,323.3

No other country represents ten percent or more of net revenues outside of the United States. The US Brands, US Medical Aesthetics, and Anda Distribution segments are comprised solely of sales within in the United States.

The following tables present global net revenues for the top products of the Company for the three and nine months ended September 30, 2015 and 2014 ($ in millions):

	Three Months Ended September 30,
	Global		U.S.		International
	2015	2014	2015	2014	2015	2014
Botox®	$604.5	$-	$435.7	$-	$168.8	$-
Restasis®	328.3	-	312.8	-	15.5	-
Namenda® IR	54.9	307.0	54.9	307.0	-	-
Namenda XR®	214.5	120.6	214.5	120.6	-	-
Fillers	167.6	-	89.7	-	77.9	-
Lumigan®/Ganfort®	157.9	-	71.7	-	86.2	-
Bystolic®	155.7	138.6	155.3	138.1	0.4	0.5
Asacol®/Delzicol®	157.2	153.7	141.9	135.2	15.3	18.5
Alphagan®/Combigan®	120.8	-	81.4	-	39.4	-
Linzess®/Constella®	117.5	80.0	117.5	79.7	-	0.3
Viibryd®/Fetzima®	84.5	66.4	84.5	66.4	-	-
Lo Loestrin®	90.8	71.6	89.8	70.8	1.0	0.8
Breast Implants	64.4	-	32.5		31.9	-
Estrace® Cream	87.4	66.7	87.4	66.7	-	-
Aczone®	48.0	-	48.0	-	-	-
Minastrin® 24	74.4	54.0	74.4	54.0	-	-
Other Products Revenues	984.5	591.9	756.6	554.2	227.9	37.7
Total Products Revenues	3,512.9	1,650.5	2,848.6	1,592.7	664.3	57.8
ANDA Revenues	576.0	500.3	576.0	500.3	-	-
Total Net Revenues	$4,088.9	$2,150.8	$3,424.6	$2,093.0	$664.3	$57.8

	Nine Months Ended September 30,
	Global		U.S.		International
	2015	2014	2015	2014	2015	2014
Botox®	$1,320.1	$-	$926.7	$-	$393.4	$-
Restasis®	683.2	-	651.4	-	31.8	-
Namenda® IR	532.9	307.0	532.9	307.0	-	-
Namenda XR®	569.8	120.6	569.8	120.6	-	-
Fillers	388.1	-	206.6	-	181.5	-
Lumigan®/Ganfort®	355.5	-	165.9	-	189.6	-
Bystolic®	476.9	138.6	476.1	138.1	0.8	0.5
Asacol®/Delzicol®	455.7	455.4	407.8	401.2	47.9	54.2
Alphagan®/Combigan®	272.3	-	184.9	-	87.4	-
Linzess®/Constella®	325.8	80.0	325.8	79.7	-	0.3
Viibryd®/Fetzima®	244.8	66.4	244.8	66.4	-	-
Lo Loestrin®	253.3	202.0	251.7	201.2	1.6	0.8
Breast Implants	145.8	-	66.2	-	79.6	-
Estrace® Cream	229.4	177.9	229.4	177.9	-	-
Aczone®	114.3	-	114.3	-	-	-
Minastrin® 24	195.9	158.4	195.3	158.4	0.6	-
Other Products Revenues	2,631.3	1,136.9	2,143.7	1,068.5	487.6	68.4
Total Products Revenues	9,195.1	2,843.2	7,693.3	2,719.0	1,501.8	124.2
ANDA Revenues	1,678.4	1,480.1	1,678.4	1,480.1	-	-
Total Net Revenues	$10,873.5	$4,323.3	$9,371.7	$4,199.1	$1,501.8	$124.2

No other product represents ten percent or more of total net revenues.

The following table presents net revenues for the US Brands segment for the three and nine months ended September 30, 2015 and 2014 ($ in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Central Nervous System (CNS)	$657.9	$554.6	$2,033.2	$554.6
Eyecare	539.9	-	1,213.2	-
Gastroenterology (GI)	398.6	327.0	1,138.4	593.0
Women's Health	272.8	238.8	767.1	682.1
Cardiovascular	155.3	138.1	476.1	138.1
Infectious Disease	52.3	22.7	138.3	22.7
Urology	69.3	26.7	170.0	83.2
Other	245.2	284.8	733.1	645.3
Total US Brands Net Revenues	$2,391.3	$1,592.7	$6,669.4	$2,719.0

The following table presents revenues for the US Medical Aesthetics segment for the three and nine months ended September 30, 2015 and 2014 ($ in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Facial Aesthetics Total	$249.0	$-	$547.9	$-
Medical Dermatology Total	144.6	-	338.3	-
Plastic Surgery Total	63.7	-	137.7	-
Total US Medical Net Revenues	$457.3	$-	$1,023.9	$-

The following table presents net revenues for the International Brands segment for the three and nine months ended September 30, 2015 and 2014 ($ in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Eyecare	$281.5	$-	$623.5	$-
Facial Aesthetics	176.6	-	416.5	-
Other Therapeutics	167.9	57.8	370.8	124.3
Plastic Surgery	34.6	-	85.6	-
Total International Brands Net Revenues	$660.6	$57.8	$1,496.4	$124.3

NOTE 9 — Inventories

Inventories consist of finished goods held for sale and distribution, raw materials and work-in-process. Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). The Company writes down inventories to net realizable value based on forecasted demand, market conditions or other factors, which may differ from actual results.

Inventories consisted of the following ($ in millions):

	September 30,	December 31,
	2015	2014
Raw materials	$306.5	$203.5
Work-in-process	108.9	80.9
Finished goods	959.1	755.7
	1,374.5	1,040.1
Less: inventory reserves	89.1	63.4
Total Inventories	$1,285.4	$976.7

Included in finished goods were the following amounts related to the fair-value step-up of acquired inventory ($ in millions):

	Allergan	Forest	Durata	Warner Chilcott
	Acquisition	Acquisition	Acquisition	Acquisition	Total
September 30, 2015	$145.0	$42.6	$7.4	$—	$195.0
December 31, 2014	$-	$235.5	$16.3	$1.9	$253.7

NOTE 10 — Investments and Other Assets

Investments in marketable securities, other investments and other assets consisted of the following ($ in millions):

	September 30, 2015	December 31, 2014
Marketable securities:
U.S. Treasury and agency securities — maturing within one year	$7.0	$1.0
Total marketable securities	$7.0	$1.0
Investments and other assets:
Deferred loan costs	$169.0	$58.9
Legacy Allergan Deferred executive compensation investments	114.3	—
Cost method and other long-term investments	134.1	54.2
Equity method investments	5.5	0.1
Taxes receivable	18.8	-
Other assets	56.6	40.1
Total investments and other assets	$498.3	$153.3

The Company’s marketable securities and other long-term investments are classified as available-for-sale and are recorded at fair value based on quoted market prices using the specific identification method. These investments are classified as either current or non-current, as appropriate, in the Company’s consolidated balance sheets.

NOTE 11 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following ($ in millions):

	September 30, 2015	December 31, 2014
Accrued expenses:
Accrued third-party rebates	$1,302.5	$905.1
Accrued payroll and related benefits	414.2	201.2
Litigation-related reserves and legal fees	271.1	300.9
Accrued R&D expenditures	245.7	169.9
Accrued non-provision taxes	120.1	3.3
Interest payable	197.0	82.7
Current portion of contingent consideration obligations	194.5	233.9
Royalties payable	131.6	128.9
Accrued returns	302.0	250.3
Accrued selling and marketing expenditures	111.6	9.6
Accrued merger-related costs	109.5	—
Accrued pharmaceutical fees	120.9	118.7
Accrued severance, retention and other shutdown costs	96.4	107.2
Accrued professional fees	39.1	39.3
Manufacturing related	18.3	11.2
Dividends payable	24.0	—
Accrued warranties	7.6	—
Accrued co-promotion liabilities	5.1	7.5
Other accrued expenses	236.4	102.7
Total accrued expenses	$3,947.6	$2,672.4
Accounts payable	565.9	323.3
Total Accounts Payable and Accrued Expenses	$4,513.5	$2,995.7

NOTE 12 — Goodwill, Product Rights and Other Intangible Assets

Goodwill for the Company’s segments consisted of the following ($ in millions):

	US Brands	US Medical Aesthetics	International Brands	Anda Distribution	Total
Balance as of December 31, 2014	$20,571.7	$-	$207.6	$86.3	$20,865.6
Additions through acquisitions	15,425.4	3,798.0	8,061.7	-	27,285.1
Measurement period adjustments and other	22.5	-	-	-	22.5
Impairments	-	-	(2.5)	-	(2.5)
Held for sale	-	-	(2,437.4)	-	(2,437.4)
Foreign exchange and other adjustments	93.2	-	488.6	-	581.8
Balance as of September 30, 2015	$36,112.8	$3,798.0	$6,318.0	$86.3	$46,315.1

As of September 30, 2015 and December 31, 2014, the gross balance of goodwill, pre-impairments, was $46,334.9 million and $20,882.9 million, respectively.

The following items had a significant impact on goodwill in the nine months ended September 30, 2015:

•	An increase in goodwill of $27,125.5 million resulting from the Allergan Acquisition;
•

A decrease in goodwill due to classification of goodwill held for sale in connection with the Teva Transaction of $2,437.4 million. Goodwill was allocated based on the relative fair value of the former International Brands and Global Generics segments respective reporting units between the assets remaining with Allergan versus those held for sale based upon the expected price to be received upon disposition of the assets.  Included within this total is goodwill acquired in the Auden Acquisition of $123.3 million.  The balance of goodwill which was held for sale as of December 31, 2014 was $3,655.9 million;

•	An increase in goodwill of $36.3 million resulting from the Oculeve Acquisition; and
•

Measurement period adjustments increasing goodwill of $22.5 million resulting from the Forest and Durata Acquisitions and an out-of-period adjustment in goodwill of $83.6 million relating to the Forest Acquisition.

Product rights and other intangible assets consisted of the following ($ in millions):

Cost Basis	Balance as of December 31, 2014	Acquisitions	Impairments	IPR&D to CMP Transfers	Disposals/ Held for Sale/ Other	Foreign Currency Translation	Balance as of September 30, 2015
Intangibles with definite lives:
Product rights and other related intangibles	$15,226.5	$44,738.7	$-	$2,104.1	$(964.9)	$316.0	$61,420.4
Trade name	-	690.0	-	-	-	-	690.0
Total definite-lived intangible assets	$15,226.5	$45,428.7	$-	$2,104.1	$(964.9)	$316.0	$62,110.4
Intangibles with indefinite lives:
IPR&D	$4,116.4	$10,289.8	$(497.6)	$(2,104.1)	$(38.8)	$(3.1)	$11,762.6
Trade name	76.2	-	-	-	-	-	76.2
Total indefinite-lived intangible assets	$4,192.6	$10,289.8	$(497.6)	$(2,104.1)	$(38.8)	$(3.1)	$11,838.8
Total product rights and related intangibles	$19,419.1	$55,718.5	$(497.6)	$-	$(1,003.7)	$312.9	$73,949.2

Accumulated Amortization	Balance as of December 31, 2014	Amortization	Impairments	IPR&D to CMP Transfers	Disposals/ Held for Sale/ Other	Foreign Currency Translation	Balance as of September 30, 2015
Intangibles with definite lives:
Product rights and other related intangibles	$(3,322.5)	$(3,825.4)	$-	$-	$371.0	$1.8	$(6,775.1)
Trade name	-	(40.7)	-	-	-	-	(40.7)
Total definite-lived intangible assets	$(3,322.5)	$(3,866.1)	$-	$-	$371.0	$1.8	$(6,815.8)
Total product rights and related intangibles	$(3,322.5)	$(3,866.1)	$-	$-	$371.0	$1.8	$(6,815.8)
Net Product Rights and Other Intangibles	$16,096.6						$67,133.4

The following items had a significant impact on net product rights and other intangibles in the nine months ended September 30, 2015:

•	The Company acquired intangible assets in connection with the Allergan Acquisition of $54,960.5 million;
•	The Company acquired IPR&D assets of $286.0 million in connection with the Oculeve Acquisition;
•	In the nine months ended September 30, 2015, the Company divested Doryx resulting in a reduction of intangible assets of approximately $46.6 million;

•	In the nine months ended September 30, 2015, the Company recognized $497.6 million in IPR&D impairments which reduced product rights and other intangibles;
•	In the nine months ended September 30, 2015, the Company wrote off the value of royalty rights that expired in connection with the Respiratory Sale of $38.8 million; and
•

In the nine months ended September 30, 2015, the Company recognized an out-of-period adjustment in intangible assets relating to the Forest Acquisition of $135.0 million relating to a contract termination.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights and other related intangibles as of September 30, 2015 over the remainder of 2015 and each of the next five years is estimated to be as follows ($ in millions):

Amortization Expense
2015 remaining	$1,498.1
2016	$6,032.3
2017	$5,978.7
2018	$5,502.9
2019	$5,437.4
2020	$5,188.6

The above amortization expense is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, finalization of preliminary fair value estimates, potential impairments, accelerated amortization or other events.

NOTE 13 — Long-Term Debt and Capital Leases

Total debt and capital leases consisted of the following ($ in millions).

	Balance As of		Fair Market Value As of
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Senior Notes:
Floating Rate Notes
$500.0 million floating rate notes due September 1, 2016	$500.0	$-	$499.2	$-
$500.0 million floating rate notes due March 12, 2018	500.0	-	498.0	-
$500.0 million floating rate notes due March 12, 2020	500.0	-	494.8	-
	1,500.0	-	1,492.0	-
Fixed Rate Notes
$800.0 million 5.750% notes due April 1, 2016	800.0	-	817.9	-
$1,000.0 million 1.850% notes due March 1, 2017	1,000.0	-	1,002.0	-
$500.0 million 1.300% notes due June 15, 2017	500.0	500.0	495.4	489.0
$1,200.0 million 1.875% notes due October 1, 2017	1,200.0	1,200.0	1,197.6	1,187.3
$3,000.0 million 2.350% notes due March 12, 2018	3,000.0	-	3,012.0	-
$250.0 million 1.350% notes due March 15, 2018	250.0	-	244.6	-
$1,050.0 million 4.375% notes due February 1, 2019	1,050.0	1,050.0	1,107.2	1,111.4
$500.0 million 2.450% notes due June 15, 2019	500.0	500.0	496.4	498.2
$400.0 million 6.125% notes due August 15, 2019	400.0	400.0	448.4	457.9
$3,500.0 million 3.000% notes due March 12, 2020	3,500.0	-	3,509.0	-
$650.0 million 3.375% notes due September 15, 2020	650.0	-	660.7	-
$750.0 million 4.875% notes due February 15, 2021	750.0	750.0	807.4	808.9
$1,200.0 million 5.000% notes due December 15, 2021	1,200.0	1,200.0	1,299.0	1,301.0
$3,000.0 million 3.450% notes due March 15, 2022	3,000.0	-	2,976.7	-
$1,700.0 million 3.250% notes due October 1, 2022	1,700.0	1,700.0	1,654.5	1,647.5
$350.0 million 2.800% notes due March 15, 2023	350.0	-	327.1	-
$1,200.0 million 3.850% notes due June 15, 2024	1,200.0	1,200.0	1,175.0	1,215.5
$4,000.0 million 3.800% notes due March 15, 2025	4,000.0	-	3,880.1	-
$2,500.0 million 4.550% notes due March 15, 2035	2,500.0	-	2,286.2	-
$1,000.0 million 4.625% notes due October 1, 2042	1,000.0	1,000.0	922.9	980.1
$1,500.0 million 4.850% notes due June 15, 2044	1,500.0	1,500.0	1,374.7	1,539.9
$2,500.0 million 4.750% notes due March 15, 2045	2,500.0	-	2,259.3	-
	32,550.0	11,000.0	31,954.1	11,236.7
Total Senior Notes Gross	34,050.0	11,000.0	33,446.1	11,236.7
Unamortized premium	246.1	239.9	-	-
Unamortized discount	(110.3)	(52.1)	-	-
Total Senior Notes Net	34,185.8	11,187.8	33,446.1	11,236.7
Term Loan Indebtedness:
WC Term Loan
WC Three Year Tranche variable rate debt maturing October 1, 2016	191.5	506.9
WC Five Year Tranche variable rate debt maturing October 1, 2018**	514.9	744.7
	706.4	1,251.6
ACT Term Loan
2017 Term Loan variable rate debt maturing October 31, 2017**	592.6	932.6
2019 Term Loan variable rate debt maturing July 1, 2019**	1,750.0	1,900.0
	2,342.6	2,832.6
AGN Term Loan
AGN Three Year Tranche variable rate debt maturing March 17, 2018	2,750.0	-
AGN Five Year Tranche variable rate debt maturing March 17, 2020**	2,612.5	-
	5,362.5	-
Total Term Loan Indebtedness	8,411.5	4,084.2
Other Indebtedness
Revolver Borrowings	-	255.0
Other	83.2	-
Total Other Borrowings	83.2	255.0
Capital Leases	3.0	4.1
Total Indebtedness	$42,683.5	$15,531.1

**	The indebtedness requires a quarterly repayment of 2.5%.

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

The 2016 Floating Rate Notes, the 2018 Floating Rate Notes and the 2020 Floating Rate Notes bear interest at a floating rate equal to three-month LIBOR plus 0.875%, 1.080% and 1.255% per annum, respectively. Interest on the 2016 Floating Rate Notes is payable quarterly on March 1, June 1, September 1 and December 1 of each year, and began on June 1, 2015. Interest on the 2018 Floating Rate Notes and the 2020 Floating Rate Notes is payable quarterly on March 12, June 12, September 12 and December 12 of each year, and began on June 12, 2015.

Fixed Rate Notes

The Company has issued fixed rate notes over multiple issuances for various business needs. Interest on the various notes is generally payable semi-annually with various payment dates.

The following represents the activity to the fixed rate notes during the nine months ended September 30, 2015:

•	Actavis Funding SCS issued the 1.850% 2017 Notes, the 2.350% 2018 Notes, the 3.000% 2020 Notes, the 3.450% 2022 Notes, the 3.800% 2025 Notes, the 4.550% 2035 Notes and the 4.750% 2045 Notes;
•

On May 7, 2015, Actavis Funding SCS and Wells Fargo entered into a second supplemental indenture amending the indenture dated as of March 12, 2015 between Actavis Funding SCS and Warner Chilcott Limited, Actavis Capital S.à r.l., and Actavis, Inc., as guarantors (collectively, the “Guarantors”), and Wells Fargo as supplemented and amended by the first supplemental indenture dated as of March 12, 2015 between Actavis Funding SCS, the Guarantors and Wells Fargo (the “Indenture”). The second supplemental indenture amends certain inconsistencies in the terms of the notes offered under the Indenture; and

•

On March 17, 2015 in connection with the Allergan Acquisition, the Company acquired, and subsequently guaranteed, along with Warner Chilcott Limited, the indebtedness of Allergan, Inc. comprised of the $350.0 million 2.800% senior notes due 2023, the $650.0 million 3.375% senior notes due 2020, the $250.0 million 1.350% senior notes due 2018 and the $800.0 million 5.750% senior notes due 2016. Interest payments are due on the $350.0 million senior notes semi-annually on the principal amount of the notes at a rate of 2.80% per annum, and are redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption, if the redemption occurs prior to December 15, 2022 (three months prior to the maturity of the 2023 senior notes). If the redemption occurs on or after December 15, 2022, then such redemption is not subject to the make-whole provision. Interest payments are due on the $650.0 million senior notes semi-annually on the principal amount of the notes at a rate of 3.375% per annum, and are redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption. Interest payments are due on the $250.0 million senior notes semi-annually on the principal amount of the notes at a rate of 1.350% per annum, and are redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption. Interest payments are due on the $800.0 million senior notes semi-annually on the principal amount of the notes at a rate of 5.750% per annum, and are redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption. The fair value of the acquired senior notes was determined to be $2,087.5 million as of March 17, 2015. As such, as part of acquisition accounting, the company recorded a premium of $37.5 million to be amortized as contra interest over the life of the notes.

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

The Company is subject to, and, at September 30, 2015, was in compliance with, all financial and operational covenants under the terms of the WC Term Loan.

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

The Company is subject to, and at September 30, 2015 was in compliance with, all financial and operational covenants under the terms of the ACT Term Loan.

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

The Company is subject to, and as September 30, 2015 was in compliance with, all financial and operational covenants under the terms of the Revolving Credit Facility. At September 30, 2015, there was no outstanding borrowings under the Revolving Credit Facility and letters of credit outstanding were $28.8 million. The net availability under the Revolving Credit Facility was $971.2 million.  The Company borrowed $800.0 million against the Revolver Agreement on October 1, 2015, to finance in part, the Kythera Acquisition.

Annual Debt Maturities

As of September 30, 2015, annual debt maturities were as follows ($ in millions):

Total Payments
2015 remaining	$155.3
2016	2,175.5
2017	3,999.8
2018	7,095.1
2019	3,325.0
2020	6,093.8
2021 and after	19,617.0
$42,461.5
Capital leases	3.0
Other short-term borrowings	83.2
Unamortized premium	246.1
Unamortized discount	(110.3)
Total Indebtedness	$42,683.5

Amounts represent total anticipated cash payments assuming scheduled repayments.

NOTE 14 — Other Long-Term Liabilities

Other long-term liabilities consisted of the following ($ in millions):

	September 30,	December 31,
	2015	2014
Acquisition related contingent consideration liabilities	$579.4	$139.9
Long-term pension and post retirement liability	321.6	48.1
Legacy Allergan deferred executive compensation	114.3	-
Long-term severance and restructuring liabilities	36.3	3.9
Product warranties	29.7	-
Long-term contractual obligations	27.2	29.7
Litigation-related reserves	-	4.9
Other long-term liabilities	26.6	0.5
Total other long-term liabilities	$1,135.1	$227.0

NOTE 15 – Income Taxes

The Company’s effective tax rate (benefit) for the nine months ended September 30, 2015 was 41.0% compared to 17.7% for nine months ended September 30, 2014. The effective tax rate for the nine months ended September 30, 2015 was impacted by income earned in jurisdictions with tax rates different from the Irish statutory rate and U.S. losses tax benefited at rates greater than the Irish statutory rate. This is partially offset by amortization of intangibles and the step-up in inventory benefited at rates different from the

Irish statutory rate. Additionally, the tax benefit for the nine months ended September 30, 2015 included a benefit of $318.9 million for the reversal of a valuation allowance on a portion of U.S. capital loss carryforwards resulting from restructuring associated with the sale of the global generics business, a benefit of $36.8 million for the recognition of previously unrecognized tax benefits, a benefit of $41.3 million for certain IPR&D impairments and a benefit of $44.0 million for net operating losses acquired as part of the Naurex Transaction. The effective tax rate for the nine months ended September 30, 2014 was primarily impacted by U.S. losses tax benefited at rates greater than the Irish statutory rate. This benefit was partially offset by a one-time non-deductible pre-tax expense for the 2015 Branded Prescription Drug Fee of $101.0 million and certain IPR&D impairments of $305.0 million in low tax jurisdictions.

For the first and second quarter of 2015, our estimated annual effective tax rate was subject to wide variability due to the overall level of forecasted pre-tax book income, the mix of earnings between jurisdictions and significant acquisition related expenses. As a result, we had computed the income tax benefit for the three months ended March 31, 2015 and six months ended June 30, 2015 based on year to date results. For the nine months ended September 30, 2015, this wide variability no longer exists. Specifically, the level of pre-tax book income is such that the impact of permanent differences no longer creates such variability. As a result, the company is computing the tax benefit based on an estimated annual effective tax rate as required by the accounting standard.

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

The Company is generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2007. For the Watson group’s 2008 and 2009 tax years, the Company and the IRS have agreed on all issues except the timing of the deductibility of certain litigation costs. Due to our numerous acquisitions we have several concurrent IRS tax audits for pre-acquisition periods. The table below lists the U.S. entities and taxable years that are currently under audit by the IRS, including certain entities which will be transferred to Teva as part of the sale of certain subsidiaries:

IRS Audits	Tax Years
Actavis, Inc.	2009, 2010, 2011 and 2012
Warner Chilcott Corporation	2010, 2011 and 2012
Forest Laboratories, Inc.	2007, 2008 and 2009
Aptalis Holdings, Inc.	2013
Durata Therapeutics Inc.	2012
Allergan, Inc.	2009 and 2010

While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company has accrued for amounts it believes are the likely outcomes at this time.

In the first quarter of 2015, as part of acquisition accounting, the Company accrued income taxes, including withholding taxes, of approximately $1.2 billion for certain pre-acquisition earnings related to the Allergan Acquisition. The Company expects that future subsidiary earnings will be indefinitely reinvested. In addition, as part of acquisition accounting, the Company accrued $69.9 million of uncertain tax positions related to the Legacy Allergan pre-acquisition tax years. Substantially all of these unrecognized tax benefits, if recognized, would impact our effective income tax rate.

In the third quarter of 2015, the Company reported its global generics business as a discontinued operation and its assets and liabilities as part of assets held for sale. For the tax provision, the Company appropriately calculated its total provision and its provision for taxes from continuing operations. The difference between these two is recorded as the tax provision or benefit from discontinued operations consistent with the accounting standard. As part of recording assets held for sale, the Company also recorded the tax provision or benefit on certain differences between book and tax on its outside basis of both domestic and foreign subsidiaries. The most significant of these is a $6.0 billion deferred tax asset related to investments in certain domestic subsidiaries. This asset is appropriately recorded in Q3 since the benefit is expected to be realized in the foreseeable future. Specifically, the deferred tax asset will reverse upon the sale of these subsidiaries to Teva. Refer to “NOTE 5 — Discontinued Operations” for more information.

NOTE 16 — Shareholders’ Equity

A summary of the changes in shareholders’ equity for the nine months ended September 30, 2015 consisted of the following ($ in millions):

Allergan plc
Shareholders’ equity as of December 31, 2014	$28,331.1
Additional paid-in-capital issued on March 17, 2015 for the Allergan Acquisition	34,685.9
Increase in additional paid in capital for share-based compensation plans	510.5
Net income attributable to ordinary shareholders	4,383.7
Proceeds from stock plans	195.8
Proceeds from the issuance of Mandatory Convertible Preferred Shares (defined below)	4,929.7
Proceeds from the March 2, 2015 issuance of ordinary shares	4,071.1
Excess tax benefit from employee stock plans	54.0
Repurchase of ordinary shares	(108.2)
Other comprehensive income	420.1
Shareholders’ equity as of September 30, 2015	$77,473.7

Warner Chilcott Limited
Member’s equity as of December 31, 2014	$28,072.6
Contribution from Parent	43,687.3
Dividend to Parent	(138.4)
Net income attributable to members	4,559.2
Other comprehensive income	420.1
Member’s equity as of September 30, 2015	$76,600.8

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

In the nine months ended September 30, 2015, the Company paid $138.4 million of dividends on preferred shares.

2015 Ordinary Shares Offering

On March 2, 2015, in connection with the Allergan Acquisition, the Company issued 14,513,889 of its ordinary shares for an actual public offering price of $288.00 per share. The net proceeds of $4,071.1 million were used, in part, to finance the Allergan Acquisition.

Accumulated Other Comprehensive (Loss)

For most of the Company’s international operations, the local currency has been determined to be the functional currency. The results of its non-U.S. dollar based operations are translated to U.S. dollars at the average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing rate of exchange at the date of the equity transaction. Translation adjustments are reflected in shareholders’ equity and are included as a component of other comprehensive (loss). The effects of converting non-functional currency assets and liabilities into the functional currency are recorded as transaction gains/losses in general and administrative expenses in the consolidated statements of operations.

The movements in accumulated other comprehensive (loss) for the three and nine months ended September 30, 2015 were as follows (in millions):

	Foreign Currency Translation Items	Unrealized (losses) net of tax	Total Accumulated Other Comprehensive Income / (Loss)
Balance as of December 31, 2014	$(434.4)	$(31.0)	$(465.4)
Other comprehensive (loss) before reclassifications into general and administrative	451.4	3.6	455.0
Total other comprehensive (loss)	451.4	3.6	455.0
Balance as of June 30, 2015	$17.0	$(27.4)	$(10.4)
Other comprehensive income before reclassifications into general and administrative	(42.4)	7.5	(34.9)
Total other comprehensive income	(42.4)	7.5	(34.9)
Balance as of September 30, 2015	$(25.4)	$(19.9)	$(45.3)

The movements in accumulated other comprehensive income / (loss) for the three and nine months ended September 30, 2014 were as follows (in millions):

	Foreign Currency Translation Items	Unrealized gains net of tax	Total Accumulated Other Comprehensive Income / (Loss)
Balance as of December 31, 2013	$85.1	$5.4	$90.5
Other comprehensive (loss) / income before reclassifications into general and administrative	(0.9)	0.7	(0.2)
Total other comprehensive (loss) / income	(0.9)	0.7	(0.2)
Balance as of June 30, 2014	$84.2	$6.1	$90.3
Other comprehensive (loss) before reclassifications into general and administrative	(308.3)	(2.3)	(310.6)
Total other comprehensive (loss)	(308.3)	(2.3)	(310.6)
Balance as of September 30, 2014	$(224.1)	$3.8	$(220.3)

NOTE 17 — Derivative Instruments and Hedging Activities

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

The Company uses foreign currency derivatives, which provide for the sale or purchase or the option for sell or purchase of foreign currencies to economically hedge the currency exchange risks associated with probable but not firmly committed transactions that arise in the normal course of the Company’s business. Probable but not firmly committed transactions are comprised primarily of sales of products and purchases of raw material in currencies other than the U.S. dollar. The foreign currency derivatives are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar. While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying exposures.

The Company recognized realized and unrealized (gains) / losses on such contracts of $6.4 million and $5.8 million during the three and nine months ended September 30, 2015 respectively.

The fair value of outstanding foreign currency derivatives are recorded in “Prepaid expenses and other current assets” or “Accounts payable and accrued expenses.” At September 30, 2015 and December 31, 2014, foreign currency derivative assets associated with the foreign exchange option contracts of $90.9 million and $2.3 million, respectively, were included in “Prepaid expenses and other current assets.” At September 30, 2015, net foreign currency derivative liabilities associated with the foreign exchange forward contracts of $0.4 million were included in “Accounts payable and accrued expenses.”

NOTE 18 — Fair Value Measurement

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

Assets and liabilities measured at fair value or disclosed at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 consisted of the following (in millions):

	Fair Value Measurements as of September 30, 2015 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$7.0	$7.0	$-	$-
Deferred executive compensation investments	114.3	90.7	23.6	-
Foreign currency derivatives	90.9	-	90.9	-
Marketable equity securities	30.2	30.2	-	-
Total assets	$242.4	$127.9	$114.5	$-
Liabilities:
Foreign currency derivatives	0.4	-	0.4	-
Deferred executive compensation liabilities	114.3	90.7	23.6	-
Contingent consideration obligations	773.9	-	-	773.9
Total liabilities	$888.6	$90.7	$24.0	$773.9

	Fair Value Measurements as of December 31, 2014 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$1.0	$1.0	$-	$-
Foreign currency derivatives	2.3	-	2.3	-
Total assets	$3.3	$1.0	$2.3	$-
Liabilities:
Contingent consideration obligations	373.8	-	-	373.8
Total liabilities	$373.8	$-	$-	$373.8

Marketable securities and investments consist of available-for-sale investments in U.S. treasury and agency securities and publicly traded equity securities for which market prices are readily available. Unrealized gains or losses on marketable securities and investments are recorded in accumulated other comprehensive (loss).

Foreign Currency Contracts

At September 30, 2015 and December 31, 2014, the notional principal and fair value of the Company’s outstanding foreign currency derivative financial instruments were as follows:

	September 30, 2015		December 31, 2014
	Notional Principal	Fair Value	Notional Principal	Fair Value
(in millions)
Foreign currency forward exchange contracts	$35.2	$(0.4)	$10.3	$2.3
Foreign currency sold — put options	850.9	90.9	-	-

The notional principal amounts provide one measure of the transaction volume outstanding as of September 30, 2015 and December 31, 2014, and do not represent the amount of the Company’s exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of September 30, 2015 and December 31, 2014. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

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

	Three Months Ended
Expense / (income)	September 30, 2015	September 30, 2014
Cost of sales	$20.6	$0.9
Research and development	60.1	1.9
General and administrative	-	-
Total	$80.7	$2.8

	Nine Months Ended
Expense / (income)	September 30, 2015	September 30, 2014
Cost of sales	$53.1	$2.1
Research and development	34.7	(32.9)
General and administrative	1.1	-
Total	$88.9	$(30.8)

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2015 and 2014 (in millions):

	Balance as of December 31, 2014	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments	Foreign currency translation	Balance as of September 30, 2015
Liabilities:
Contingent consideration obligations	$373.8	$-	$317.8	$88.9	$(6.6)	$773.9

	Balance at December 31, 2013	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments	Foreign currency translation	Balance at September 30, 2014
Liabilities:
Contingent consideration obligations	$203.8	$-	$220.5	$(30.8)	$(0.8)	$392.7

During the nine months ended September 30, 2015, the following activity in contingent consideration obligations by acquisition was incurred ($ in millions):

	Balance as of December 31, 2014	Acquisitions	Fair Value Adjustments and Accretion	Payments and Other	Balance as of September 30, 2015
Medicines 360 acquisition	$126.6	$-	$89.3	$(75.5)	$140.4
Furiex Acquisition	88.4	-	30.2	(0.1)	118.5
Forest Acquisition	52.4	-	(30.1)	-	22.3
Durata Acquisition	49.0	-	6.4	(30.9)	24.5
Metrogel acquisition	31.2	-	(0.8)	0.1	30.5
Uteron acquisition	10.4	-	(2.2)	-	8.2
Allergan Acquisition	-	383.7	(3.6)	(52.4)	327.7
Oculeve Acquisition	-	90.0	-	-	90.0
Other	15.8	-	(0.3)	(3.7)	11.8
Total	$373.8	$473.7	$88.9	$(162.5)	$773.9

NOTE 19 — Business Restructuring Charges

During 2014 and the nine months ended September 30, 2015, activity related to our business restructuring and facility rationalization activities primarily related to the cost optimization initiatives in conjunction with the Allergan, Forest and Warner Chilcott acquisitions. Restructuring activities for the nine months ended September 30, 2015 as follows ($ in millions):

	Severance and Retention	Share-Based Compensation	Other	Total
Reserve balance at December 31, 2014	111.1	-	-	111.1
Acquired liability	27.9	-	29.2	57.1
Charged to expense
Cost of sales	7.0	12.6	19.3	38.9
Research and development	69.8	85.3	-	155.1
Selling and marketing	60.4	42.0	-	102.4
General and administrative	96.7	244.8	36.9	378.4
Total expense	233.9	384.7	56.2	674.8
Cash payments	(283.9)	(127.1)	(39.9)	(450.9)
Other reserve impact	0.2	(257.6)	(2.0)	(259.4)
Reserve balance at September 30, 2015	89.2	-	43.5	132.7

During the three months ended September 30, 2015 and 2014, the Company recognized restructuring charges of $42.1 million and $267.7 million, respectively.  During the nine months ended September 30, 2015 and 2014, the Company recognized restructuring charges of $674.8 million and $322.7 million, respectively.

NOTE 20 – Commitments & Contingencies

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued. As of September 30, 2015, the Company’s consolidated balance sheet includes accrued loss contingencies of approximately $375.0 million, which includes the amount relating to the resolution with the federal government, as well as 50 states and the District of Columbia, concluding the previously disclosed federal investigation into certain sales and marketing practices involving several Warner Chilcott products during the time period January 2009 through March 2013.

Antitrust Litigation

Actos® Litigation. On December 31, 2013 two putative class actions, on behalf of putative classes of indirect purchaser plaintiffs, were filed in the federal court for the Southern District of New York against Actavis plc and certain of its affiliates alleging that Watson Pharmaceuticals, Inc.’s (“Watson” now known as Actavis, Inc.) 2010 patent lawsuit settlement with Takeda Pharmaceutical, Co. Ltd. related to Actos® (pioglitazone hydrochloride and metformin “Actos®”) is unlawful. Several additional complaints have also been filed. Plaintiffs then filed a consolidated, amended complaint on May 20, 2014. The amended complaint generally alleges an overall scheme that included Watson improperly delaying the launch of its generic version of Actos® in exchange for substantial payments from Takeda in violation of federal and state antitrust and consumer protection laws. The complaint seeks declaratory and injunctive relief and unspecified damages. Defendants have moved to dismiss the amended complaint.  On September 23, 2015, the court granted the motion to dismiss the indirect purchasers’ complaint in its entirety.  In May 2015, two additional putative class action complaints, each of which makes similar allegations against the Company and Takeda, were filed by plaintiffs on behalf of a putative class of direct purchasers.

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

Asacol® Litigation.  On June 22, 2015, two class action complaints were filed in federal court in Massachusetts on behalf of a putative class of indirect purchasers.  In each complaint plaintiffs allege that they paid higher prices for Warner Chilcott’s Asacol® HD and Delzicol® products as a result of Warner Chilcott’s alleged actions preventing or delaying generic competition in the market for Warner Chilcott’s older Asacol® product in violation of U.S. federal antitrust laws and/or state laws. Plaintiffs seek unspecified injunctive relief, treble damages and/or attorneys’ fees. All of the actions were consolidated in the federal district court.  On September 21, 2015, three additional complaints were filed on behalf of putative classes of indirect purchasers, each raising similar allegations to the complaints filed in June 2015.

The Company believes it has substantial meritorious defenses and intends to defend itself vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Botox® Litigation. On February 24, 2015, a class action complaint was filed in federal court in California. The complaint alleges unlawful market allocation in violation of Section 1 of the Sherman Act, 15 U.S.C. §1, agreement in restraint of trade in violation of 15 U.S.C. §1 of the Sherman Act, unlawful maintenance of monopoly market power in violation of Section 2 of the Sherman Act, 15 U.S.C. §2 of the Sherman Act, violations of California’s Cartwright Act, Section 16700 et seq. of Calif. Bus. and Prof. Code., and violations of California’s unfair competition law, Section 17200 et seq. of Calif. Bus. and Prof. Code. Plaintiffs filed an amended complaint on May 29, 2015.  On June 29, 2015, the Company filed a motion to dismiss the complaint.  On October 20, 2015, the Court denied the Company’s motion to dismiss the complaint.  The Company believes it has substantial meritorious defenses and intends to defend itself vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Namenda ® Litigation. On September 15, 2014, the State of New York, through the Office of the Attorney General of the State of New York, filed a lawsuit in the United States District Court for the Southern District of New York alleging that Forest is acting to prevent or delay generic competition to Forest’s immediate-release product Namenda® in violation of federal and New York antitrust laws and committed other fraudulent acts in connection with its commercial plans for Namenda® XR. In the complaint, the state seeks unspecified monetary damages and injunctive relief. On September 24, 2014, the state filed a motion for a preliminary injunction prohibiting Forest from discontinuing or otherwise limiting the availability of immediate-release Namenda® until the conclusion of the litigation. A hearing was held in November 2014 on the state’s preliminary injunction motion. On December 11, 2014, the district court issued a ruling granting the state’s injunction motion and issued an injunction on December 15, 2014. On May 22, 2015, the Court of Appeals for the Second Circuit affirmed the preliminary injunction. On June 5, 2015, Forest filed a petition with the Second Circuit for rehearing en banc which was denied.   On May 29, 2015, a putative class action was filed on behalf of a class of direct purchasers and on June 8, 2015 a similar putative class action was filed on behalf of a class of indirect purchasers.  Since that time, additional complaints have been filed on behalf of putative classes of direct and indirect purchasers.    The class action complaints

make claims similar to those asserted by the New York Attorney General and also include claims that Namenda® XR patent litigation settlements between Forest and generic companies also violated the antitrust laws. The Company believes it has substantial meritorious defenses and intends to defend both its brand and generic defendant entities vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Zymar®/Zymaxid® Litigation. On February 16, 2012, Apotex Inc. and Apotex Corp. filed a complaint in the federal district court in Delaware Senju Pharmaceuticals Co., Ltd. (“Senju”), Kyorin Pharmaceutical Co., Ltd. (“Kyorin”), and Allergan, Inc. (“Allergan”) alleging monopolization in violation of Section 2 of the Sherman Act, conspiracy to monopolize, and unreasonable restraint of trade in the market for gatifloxacin ophthalmic formulations, which includes Allergan’s ZYMAR® gatifloxacin ophthalmic solution 0.3% and ZYMAXID® gatifloxacin ophthalmic solution 0.5% products. On May 24, 2012, Allergan filed a motion to dismiss the complaint to the extent it seeks to impose liability for alleged injuries occurring prior to August 19, 2011, which is the date Apotex obtained final approval of its proposed generic product. Allergan and the other defendants also moved to dismiss. Defendants also filed a motion to stay the action pending resolution of related patent actions in the federal court in Delaware and in the U.S. Court of Appeals for the Federal Circuit. On February 7, 2013, the court granted defendants’ motion to stay the proceedings pending resolution of the appeal in the patent dispute and denied the motion to dismiss without prejudice to renew. On September 18, 2014, defendants filed a new motion to dismiss the Apotex plaintiffs’ complaint. The court dismissed Allergan’s motion on May 2, 2015. Thereafter, Allergan filed an answer to Apotex’s complaint on June 1, 2015.  On June 6, 2014, a separate antitrust class action complaint was filed in the federal district court in Delaware against the same defendants as in the Apotex case. The complaint alleges that defendants unlawfully excluded or delayed generic competition in the gatifloxacin ophthalmic formulations market (generic versions of ZYMAR® and ZYMAXID®). On September 18, 2014, Allergan filed a motion to dismiss for lack of subject matter jurisdiction and joined in co-defendants’ motion to dismiss for failure to state a claim.  On August 19, 2015, the court granted Allergan’s motion to dismiss.  On September 18, 2015, plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit.  The Company believes it has substantial meritorious defenses and intends to defend itself vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Commercial Litigation

Botox® Royalty Dispute. On June 3, 2014, the Regents for the University of the Colorado filed a complaint against Allergan, Inc. and Allergan Botox Limited (together, the “Allergan Parties”) in federal district court in Colorado. The complaint alleges various breaches of a license agreement. On July 24, 2014, plaintiffs filed an amended complaint alleging that the Allergan Parties breached the license agreement with the University of Colorado as follows: (1) failing to use a mutually agreed-upon survey provider for calculation of net BOTOX® sales covered by the license agreement, (2) failing to provide books and records to the University, (3) failing to pay for an inspection by an outside vendor of the Allergan Parties’ books and records, (4) underpaying royalties owed, and (5) failing to prosecute the European patent application number 10169366.1 (the “’366 application”). The Company has reached an agreement with plaintiffs to settle the dispute and on August 12, 2015 the court entered a stipulation to dismiss the case.

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

Prescription Drug Abuse Litigation. On May 21, 2014, the California counties Santa Clara and Orange filed a lawsuit in California state court on behalf of the State of California against several pharmaceutical manufacturers. Plaintiffs named Actavis plc in the suit. The California plaintiffs filed an amended complaint on June 9, 2014. On June 2, 2014, the City of Chicago also filed a complaint in Illinois state court against the same set of defendants, including Actavis plc, that were sued in the California Action. Co-defendants in the action removed the matter to the federal court in Illinois. Both the California and Chicago complaints allege that the manufacturer defendants engaged in a deceptive campaign to promote their products in violation of state and local laws. Each of the complaints seeks unspecified monetary damages, penalties and injunctive relief. Defendants have moved to dismiss the complaints in each action. On May 8, 2015, the court in the Chicago litigation granted the Company’s motion to dismiss the complaint.  On August 26, 2015, the City of Chicago filed a second amended complaint.  In the California action, on August 27, 2015, the court stayed the action based on primary jurisdiction arguments raised in the motions to dismiss.  The Company anticipates that additional suits will be filed. The Company believes it has several meritorious defenses to the claims alleged. However, an adverse determination in these actions could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

TNS Products Litigation. On March 19, 2014, a complaint was filed in the federal district court in California. The complaint alleges violations of the California Unfair Competition Law, the Consumers Legal Remedies Act, and the False Advertising Law, and deceit. On June 2, 2014, Plaintiff filed a first amended complaint. On June 23, 2014, Allergan filed a motion to dismiss the first amended complaint. On September 5, 2014, the court granted-in-part and denied-in-part Allergan’s motion to dismiss. On September 8, 2014, the court set trial for September 1, 2015. On November 4, 2014, Allergan and SkinMedica filed a motion to dismiss. On January 7, 2015, Allergan and SkinMedica’s motion to dismiss was denied.  On January 15, 2015, the court set a trial date of February 16, 2016.  On February 19, 2015 Plaintiff filed a third amended complaint.  On May 27, 2015, the case was stayed pending the decision of the Ninth Circuit Court of Appeals in another matter involving similar legal issues. The Company believes it has substantial meritorious defenses and intends to defend itself vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

West Virginia Prescription Drug Abuse Litigation. On June 26, 2012, the State of West Virginia filed a lawsuit against multiple distributors of prescription drugs, including Anda. The complaint generally alleges that the defendants distributed prescription drugs in West Virginia in violation of state statutes, regulation and common law. The complaint seeks injunctive relief and unspecified damages and penalties. On January 3, 2014, plaintiff filed an amended complaint which the defendants moved to dismiss. On December 16, 2014, the court issued an order denying the defendants’ motion to dismiss.  On January 27, 2015, the State filed a second amended complaint which the Company moved to dismiss.  On September 8, 2015, the court issued a ruling denying the motion to dismiss the second amended complaint. On October 23, 2015, defendants filed a writ of prohibition in the Supreme Court of Appeals of West Viriginia seeking review of the court’s denial of the motion to dismiss the second amended complaint.  The case is in its preliminary stages and the Company believes it has substantial meritorious defenses to the claims alleged. However, an adverse determination in the case could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Employment Litigation

In July 2012, Forest and certain of its affiliates were named as defendants in an action brought by certain former company sales representatives and specialty sales representatives in the federal district court in New York. The action is a putative class and collective action, and alleges class claims under Title VII for gender discrimination with respect to pay and promotions, as well as discrimination on the basis of pregnancy, and a collective action claim under the Equal Pay Act. The proposed Title VII gender class includes all current and former female sales representatives employed by the Company throughout the U.S. from 2008 to the date of judgment, and the proposed Title VII pregnancy sub-class includes all current and former female sales representatives who have been, are, or will become pregnant while employed by the Company throughout the U.S. from 2008 to the date of judgment. The proposed Equal Pay Act collective action class includes current, former, and future female sales representatives who were not compensated equally to similarly-situated male employees during the applicable liability period. The Second Amended Complaint also includes non-class claims on behalf of certain of the named Plaintiffs for sexual harassment and retaliation under Title VII, and for violations of the Family and Medical Leave Act. On August 14, 2014, the court issued a decision on the Company’s motion to dismiss, granting it in part and denying it in part, striking the plaintiffs’ proposed class definition and instead limiting the proposed class to a smaller set of potential class members and dismissing certain of the individual plaintiffs’ claims. Plaintiffs filed a motion for conditional certification of an Equal Pay Act collective action on May 22, 2015 which the Company has opposed.  On September 2, 2015, the court granted plaintiffs motion to conditionally certify a collective action. The litigation is still in its early stages and the parties are beginning to work on discovery matters. The Company intends to continue to vigorously defend against this action. At this time, the Company does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

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

Patent Litigation

Patent Enforcement Matters

Acular LS®.  In September 2015, Allergan received a Paragraph IV certification notice letter from Aurobindo Pharma USA Inc. (“Aurobindo”) contending that U.S. Patent Numbers 8,008,338 (the “’338 Patent”), 8,207,215 (the “’215 Patent), 8,377,982 (the “’982 Patent”), 8,541,163 (the “’163 Patent”), 8,648,107 (the “’107 Patent”), 8,906,950 (the “’950 Patent”), and 8,946,281 (the “’281 Patent”) are invalid and not infringed by Aurobindo’s proposed generic version of Acular LS®. While the Company intends to vigorously defend the ’338 Patent, the ’215 Patent, the ’982 Patent, the ’163 Patent, the ’107 Patent, the ’950 Patent, and the ’281 Patent and pursue its legal rights, Allergan can offer no assurance as to when a lawsuit would be decided, whether such lawsuit will be successful and that a generic version will not be launched.

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

Atelvia®. In August and October 2011 and March 2012, Warner Chilcott received Paragraph IV certification notice letters from Watson Laboratories, Inc. – Florida (together with Actavis, Inc. (formerly Watson Pharmaceuticals, Inc.) and its subsidiaries, “Actavis”), Teva and Ranbaxy Laboratories Ltd. (together with its affiliates, “Ranbaxy”) indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of Atelvia® 35 mg tablets (“Atelvia®”). The notice letters contend that Warner Chilcott’s U.S. Patent Nos. 7,645,459 (the “‘459 Patent”) and 7,645,460 (the “‘460 Patent”), two formulation and method patents expiring in January 2028, are invalid, unenforceable and/or not infringed. Warner Chilcott filed a lawsuit against Actavis in October 2011, against Teva in November 2011 and against Ranbaxy in April 2012 in the U.S. District Court for the District of New Jersey charging each with infringement of the ‘459 Patent and ‘460 Patent. On August 21, 2012, the United States Patent and Trademark Office issued to the Company U.S. Patent No. 8,246,989 (the “‘989 Patent”), a formulation patent expiring in January 2026. The Company listed the ‘989 Patent in the FDA’s Orange Book, each of Actavis, Teva and Ranbaxy amended its Paragraph IV certification notice letter to contend that the ‘989 Patent is invalid and/or not infringed, and Warner Chilcott amended its complaints against Actavis, Teva and Ranbaxy to assert the ‘989 Patent. On October 2, 2013, Actavis divested its ANDA to Amneal Pharmaceuticals. In September 2013, Warner Chilcott received a Paragraph IV certification notice letter from Impax Laboratories, Inc. indicating that it had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of Atelvia®. Warner Chilcott filed a lawsuit against Impax on October 23, 2013, asserting infringement of the ‘459, ‘460, and ‘989 patents. On June 13, June 30, and July 15, 2014, the Company entered into settlement agreements with Ranbaxy, Amneal and Impax, respectively. Each agreement permits Ranbaxy, Amneal and Impax to launch generic versions of Atelvia® on July 9, 2025, or earlier in certain circumstances. Trial against Teva began on July 14, 2014 and concluded on July 18, 2014. On March 4, 2015, the District Court ruled that the claims at issue in the litigation are invalid for obviousness. The Company intends to appeal this ruling. On March 5, 2015, the Company filed a motion for entry of an injunction or stay pending appeal seeking to enjoin Teva from launching a generic version of Atelvia pending such appeal. On March 30, 2015, the District Court denied the Company’s motion for entry of an injunction or stay during the pendency of an appeal, but temporarily enjoined Teva from launching its generic product for 10 business days following entry of the order so that the Company could move before the Federal Circuit for an injunction pending appeal. On April 27, 2015, the Federal Circuit temporarily enjoined Teva from launching its generic product pending resolution of the Company’s motion for an injunction pending appeal.  The Federal Circuit denied the Company’s motion on May 15, 2015, and Teva launched their generic version of Atelvia.  Appellate briefing is complete and the parties are awaiting hearing.

While the Company intends to vigorously defend the ‘459 Patent, the ‘460 Patent, and the ‘989 Patent and pursue its legal rights, the Company can offer no assurance as to when the lawsuit will be decided and whether such lawsuit will be successful.

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

Combigan ® II. In 2012, Allergan filed a complaint against Sandoz, Alcon, Apotex and Watson in the U.S. District Court for the Eastern District of Texas, Marshall Division, alleging that their proposed products infringe U.S. Patent Number 8,133,890 (“‘890 Patent”), and subsequently amended their complaint to assert infringement of U.S. Patent Number 8,354,409. In March 2013, Allergan received a Paragraph IV invalidity and noninfringement certification from Sandoz, contending that the ‘890 Patent is invalid and not infringed by the proposed generic product. In October 2013, Allergan filed a motion to stay and administratively close the Combigan II matter, which was granted. In April 2015, Allergan filed a stipulation of dismissal and the U.S. District Court granted the Order with respect to the Watson defendants. In October 2015, the U.S. District Court entered an order consolidating the Combigan® III matter C.A. 2:15-cv-00347-JRG into this matter C.A. 2:12-cv-00207-JRG, as lead case and subsequently, set the bench trial for October 25, 2016. While the Company intends to vigorously defend the patents at issue in this litigation, Allergan can offer no assurance as to whether the lawsuit will be successful and that a generic version will not be launched.

Combigan® III. On January 26, 2015, Allergan received a Paragraph IV letter from Sandoz contending that U.S. Patent Numbers 7,030,149, 7,320,976, 7,642,258, and 8,748,425 are invalid and not infringed by the proposed generic product. In March 2015, Allergan filed a complaint against Sandoz in the U.S. District Court for the Eastern District of Texas, Marshall Division, alleging that their proposed products infringe U.S. Patent Numbers 7,030,149, 7,320,976, 7,642,258, and 8,748,425 (the “Combigan Patents”). In

April 2015, Sandoz filed a counterclaim against Allergan.  On July 30, 2015, the Court entered an order scheduling the bench trial for February 6, 2017.  In August 2015, Allergan filed a motion for consolidation with C.A. 2:12-cv-00207-JRG and request for earlier trial date. In October 2015, the U.S. District Court held oral argument on the motion for consolidation and earlier trial date and entered an order consolidating this matter C.A. 2:15-cv-00347-JRG into the Combigan® II matter C.A. 2:12-cv-00207-JRG and subsequently, set the bench trial for October 25, 2016.  While the Company intends to vigorously defend the patents at issue in this litigation, Allergan can offer no assurance as to whether the lawsuit will be successful and that a generic version will not be launched.

Combigan® IPR. On March 10, 2015, Allergan received a notification letter that an Inter Partes Review of the USPTO (“IPR”) petition was filed by Ferrum Ferro Capital, LLC (“FFC”) regarding U.S. Patent No. 7,030,149, expiring in April 2022 (the “’149 Patent”). FFC filed the IPR petition on March 9, 2015. Allergan filed its Patent Owner’s Preliminary Response on June 22, 2015. On September 21, 2015, the Patent Office rejected FFC’s petition and refused to institute an IPR proceeding.

Combigan® FFC Extortion. On June 19, 2015, Allergan filed a complaint against Ferrum Ferro Capital, LLC and Kevin Barnes (collectively, “FFC”) in the U.S. District Court for the Central District of California, Southern Division, alleging civil extortion, malicious prosecution, and unfair business practices arising from U.S. Patent Laws regarding the IPR petition regarding U.S. Patent No. 7,030,149, expiring in April 2022 (the “’149 Patent”) filed by FFC on March 9, 2015.  On August 10, 2015, FFC filed a notice of motion and motion to strike the complaint under California Code of Civil Procedure § 425.16, California’s “anti-SLAPP” statute.  On September 1, 2015, the Court issued an order to show cause regarding subject matter jurisdiction.  On October 19, 2015, the Court heard oral argument and took the matter under submission.

Enablex ®. On December 18, 2013, Warner Chilcott Company LLC and Warner Chilcott (US) LLC sued Torrent Pharmaceuticals Ltd. and Torrent Pharma Inc. (together “Torrent”) in the United States District Court for the District of Delaware, alleging that sales of Torrent’s darifenacin tablets, a generic version of Warner Chilcott’s Enablex®, would infringe U.S. Patent No. 6,106,864 (the ‘864 patent). The complaint seeks injunctive relief. Pursuant to the provisions of the Hatch-Waxman Act, the FDA is precluded from granting final approval to Torrent until the earlier of thirty months after the generic applicant provided Warner Chilcott with notice of its ANDA filing or the generic applicant prevails in the pending litigation, subject to any other exclusivities, such as a first filer 180 day market exclusivity.

On June 6, 2014, Warner Chilcott Company LLC and Warner Chilcott (US) LLC sued Amneal Pharmaceuticals LLC and Amneal Pharmaceuticals of New York, LLC (together “Amneal”) in the United States District Court for the District of Delaware, alleging that sales of Amneal’s darifenacin tablets, a generic version of Warner Chilcott’s Enablex®, would infringe the ‘864 patent. The complaint seeks injunctive relief. Pursuant to the provisions of the Hatch-Waxman Act, the FDA is precluded from granting final approval to Amneal until the earlier of thirty months after the generic applicant provided Warner Chilcott with notice of its ANDA filing or the generic applicant prevails in the pending litigation, subject to any other exclusivities, such as a first filer 180 day market exclusivity. On July 7, 2014, the Company settled with Torrent. The Company also settled with Amneal on September 24, 2014. The Company has also received a Notice Letter dated June 19, 2014 from Apotex Corp et al. and an analogous complaint was filed.   The Company settled its litigation with the Apotex defendants on August 24, 2015 and the court entered a dismissal order on August 31, 2015.

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

Delzicol. On August 28, 2015, Warner Chilcott Company, LLC, Warner Chilcott (US), LLC, and Qualicaps Co., Ltd. (collectively, “Plaintiffs”) brought an action for infringement of U.S. Patent No. 6,649,180 (the “‘180 patent”) in the United States District Court for the Eastern District of Texas against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. (collectively, “Teva”). Teva notified Plaintiffs that it has filed an ANDA with the FDA seeking to obtain approval to market generic versions of Delzicol before the ‘180 patent expires in April 2020. This lawsuit triggered an automatic stay of approval of Teva’s ANDA that expires no earlier than January 2018 (unless a court issues a decision adverse to Plaintiffs sooner).  No trial date has been set.    While the Company intends to vigorously defend the patents at issue in this litigation, Warner Chilcott can offer no assurance as to whether the lawsuit will be successful and that a generic version will not be launched.

Generess® Fe. On November 22, 2011, Warner Chilcott Company sued Mylan Inc., Mylan Pharmaceuticals Inc. and Famy Care Ltd. in the United States District Court for the District of New Jersey, alleging that sales of norethindrone and ethinyl estradiol and ferrous fumarate tablets, a generic version of Warner Chilcott’s Generess® Fe tablets (which is exclusively licensed by Warner Chilcott), would infringe U.S. Patent No. 6,667,050 (the ‘050 patent). The complaint seeks injunctive relief. On December 12, 2011 Warner Chilcott sued Lupin Ltd. and Lupin Pharmaceuticals, Inc. in the United States District Court for the District of New Jersey, alleging that sales of Lupin’s generic version of Generess® Fe would infringe the ‘050 patent. The trial concluded on February 21,

2014. On April 14, 2014 Warner Chilcott reached an agreement with Mylan and the counterparties to settle their case. Under the terms of the settlement, Mylan may launch its ANDA product on April 1, 2015, or Mylan can launch an authorized generic version of Generess on October 1, 2015. On April 29, 2014, the district court ruled that the ‘050 patent is invalid. Warner Chilcott has appealed the decision.   Lupin and the Company have entered into a settlement agreement and moved the District Court for an indicative ruling that it would vacate the prior decision if the pending appeal is remanded. On April 8, 2015, the District Court granted the parties’ motion. On May 18, 2015, the District Court vacated its prior judgment and opinion.  On June 4, 2015, the Federal Circuit terminated the appeal.  On July 23, 2015, the District Court dismissed the case.

Lastacaft®.  In October 2014, Allergan and Vistakon Pharmaceuticals, LLC (“Vistakon”) filed a complaint in the U.S. District Court for the District of Delaware for infringement of U.S. Patent No. 8,664,215 (“’215 Patent”) against Wilshire Pharmaceuticals, Inc. (“Wilshire”).  In February 2015, Wilshire filed a motion to dismiss Count II of the complaint for lack of subject matter jurisdiction and a counterclaim against Allergan and Vistakon.  The parties stipulated and the Court ordered that Count II is dismissed without prejudice.  In June 2015, the Court scheduled a bench trial for July 17, 2017.  While the Company intends to vigorously defend the patents at issue in this litigation, Allergan can offer no assurance as to whether the lawsuit will be successful and that a generic version will not be launched.

Latisse® III. In December 2014, Allergan and Duke University filed a complaint for declaratory judgment of infringement of U.S. Patent Nos. 8,906,962 (“‘962 Patent”) against Apotex. In January 2015, Allergan and Duke subsequently filed an amended complaint against Apotex to assert infringement of U.S. Patent Number 8,926,953 (“‘953 Patent”). In March 2015, Allergan and Duke filed a second amended complaint asserting only the ‘953 Patent. Apotex filed a motion to dismiss for failure to state a claim with respect to the ‘953 Patent.

In December 2014, Allergan and Duke filed a complaint for infringement of U.S. Patent No. 8,906,962 (“‘962 Patent”) against Sandoz, Inc. (“Sandoz”), Akorn, Inc. (“Akorn”), Hi-Tech Parmacal Co., Inc. (“Hi-Tech”), and Actavis, Inc., Watson Laboratories, Inc., and Actavis Pharma, Inc. (collectively, “Actavis”). In January 2015, Allergan and Duke subsequently filed an amended complaint against Sandoz, Akorn, Hi-Tech, and Actavis to assert infringement of U.S. Patent Number 8,926,953 (“‘953 Patent”). In March 2015, Allergan filed a notice of voluntary dismissal as to the Actavis defendants. In March 2015, Allergan and Duke filed a motion for leave to file a second amended complaint asserting only the ‘953 Patent.  In April 2015, Sandoz filed a motion to dismiss for failure to state a claim.  In May 2015, Akorn and Hi‑Tech filed a motion to dismiss for failure to state a claim.  On May 19, 2015, the court entered an opinion and order granting Allergan and Duke’s motion for leave to file a second amended complaint, which will render moot Apotex’s motion to dismiss for failure to state a claim, Allergan and Duke’s motion to dismiss Apotex’s counterclaims, Sandoz’s motion to dismiss for failure to state a claim, and Akorn and Hi‑Tech’s motion to dismiss for failure to state a claim.  On May 22, 2015, Allergan and Duke filed a second amended complaint. On June 22, 2015, Apotex and Sandoz filed separate motions to dismiss for failure to state a claim.  On July 2, 2015, Akorn and Hi-Tech filed a motion for judgment on the pleadings.  On August 31, 2015, the court issued an order and judgment dismissing the case with prejudice in favor of Apotex, Sandoz and Akorn on all of Allergan’s claims alleging infringement of the ‘953 patent.  In the Sandoz and Akorn matters, the court also declared and ajudged the ‘953 patent invalid as obvious, and collaterally estopped Allergan from asserting the ‘953 patent against Sandoz or Akorn or contesting the invalidity of the ‘953 patent.  In late September, the court entered a final judgment that declared and adjudged claims 8, 23 and 26 of the ‘953 patent invalid as obvious and collaterally estopped Allergan from asserting claims 8, 23 and 26 of the ‘953 patent against Apotex and Akorn or contesting the invalidity of claims 8, 23 and 26 of the ‘953 patent.  On September 30, 2015, Allergan filed a Notice of Appeal to the Court of Appeals for the Federal Circuit. On October 19, 2015, the U.S. Court of Appeals for the Federal Circuit docketed the appeal filed by Allergan. While the Company intends to vigorously defend the patents at issue in this litigation, Allergan can offer no assurance as to whether the lawsuit will be successful and that a generic version will not be launched.

Lo Loestrin® Fe. In July 2011 and April 2012, Warner Chilcott received Paragraph IV certification notice letters from Lupin Ltd., Lupin Pharmaceuticals, Inc. and Watson Laboratories, Inc. indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of Warner Chilcott’s oral contraceptive, Lo Loestrin® Fe. The notice letters contend that the ‘394 Patent and Warner Chilcott’s U.S. Patent No. 7,704,984 (the “‘984 Patent”), which cover Lo Loestrin® Fe and expire in 2014 and 2029, respectively, are invalid and/or not infringed. Warner Chilcott filed a lawsuit against Lupin in September 2011 and against Actavis in May 2012 in the U.S. District Court for the District of New Jersey charging each with infringement of the ‘394 Patent and the ‘984 Patent. On October 2, 2013, Actavis divested its ANDA to Amneal Pharmaceuticals of NY, LLC and Amneal Pharmaceuticals, LLC. On January 17, 2014, the district court issued its decision that the ‘984 Patent is valid and infringed by Lupin’s and Amneal’s respective ANDAs and the United States Court of Appeals for the Federal Circuit issued its decision affirming the District Court and upholding the validity of the ‘984 patent on October 22, 2014.

In September 2013, Warner Chilcott received Paragraph IV certification notice letter from Mylan and Famy Care indicating that they had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of Warner Chilcott’s oral contraceptive, Lo Loestrin® Fe. The notice letter contends that Warner Chilcott’s ‘984 Patent, which covers Lo Loestrin® Fe and expires in 2029, is invalid and/or not infringed. Warner Chilcott filed a lawsuit against Mylan in October 2013 in the U.S. District Court for the District of New Jersey charging Mylan and Famy Care with infringement of the ‘984 Patent. The complaint seeks injunctive relief. The lawsuit results in a stay of FDA approval of Mylan and Famy Care’s ANDA for 30 months from the date of Warner Chilcott’s receipt of the notice letter, subject to the prior resolution of the matter before the court. On February 3, 2015, Mylan filed an IPR before the Patent Trial and Appeal Board, U.S. Patent and Trademark Office, (No. 2015-00682), with respect to the ‘984 patent. On August 17, 2015, the Company settled its litigation with Mylan.  On August 20, 2015, the Mylan IPR was terminated.

Lumigan® 0.01%. After Sandoz, Lupin, Hi-Tech and Watson (the “Lumigan Defendants”) each filed an ANDA seeking approval of a generic form of Lumigan® 0.01% bimatoprost ophthalmic solution, Allergan received Paragraph IV invalidity and noninfringement certifications contending that U.S. Patent Numbers 7,851,504 and 5,688,819 (“Lumigan Patents”) are invalid or not infringed by the proposed generic products. Allergan filed complaints against the Lumigan Defendants in the U.S. District Court for the Eastern District of Texas alleging that their proposed products infringe the Lumigan Patents. In January 2013, Allergan filed an amended complaint against the Lumigan Defendants alleging that, in addition to the Lumigan Patents, the defendants’ proposed generic products infringe U.S. Patent Numbers 8,278,353, 8,299,118, 8,309,605, and 8,338,479 (“Additional Lumigan Patents”). In July 2013, a bench trial was held and the U.S. District Court for the Eastern District of Texas took the matter under submission. In 2013, after Lupin and Watson separately filed an ANDA with the FDA seeking approval to market a generic version of Lumigan® 0.01%, Allergan received Paragraph IV invalidity and noninfringement certifications from Lupin and Watson, contending that the Additional Lumigan Patents are invalid and not infringed by the proposed generic product. In January 2014, the U.S. District Court issued its opinion holding that the Lumigan Patents and Additional Lumigan Patents (excluding U.S. Patent Number 5,688,819, which claim was previously dismissed by Allergan) are not invalid and are infringed by the Lumigan Defendants’ proposed products and entered a final judgment and injunction in Allergan’s favor and against the Lumigan Defendants. In February 2014, the Lumigan Defendants filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit.  On August 4, 2015, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s decision in favor of Allergan.  On October 13, 2015, the U.S. Court of Appeals for the Federal Circuit issued a mandate affirming the District Court’s decision in favor of Allergan.

Minastrin® 24 Fe. On June 6, 2014, Warner Chilcott sued Lupin Atlantis Holdings SA, Lupin Ltd. and Lupin Pharmaceuticals, Inc. (collectively, “Lupin”) in the United States District Court for the District of Maryland, alleging that sales of Lupin’s norethindrone and ethinyl estradiol chewable tablets, a generic version of Warner Chilcott’s Minastrin® 24 Fe, would infringe U.S. Patent 6,667,050 (the “‘050 patent”). The Complaint seeks an injunction. Pursuant to the provisions of the Hatch-Waxman Act, the FDA is precluded from granting final approval to the generic applicants until the earlier of thirty months after the generic applicant provided Warner Chilcott with notice of its abbreviated new drug application filing or the generic applicant prevails in the pending litigation. Warner Chilcott further notes that FDA will not approve any ANDA product before May 8, 2016 due to Minastrin® 24 Fe’s new dosage form exclusivity, which expires on that date. The litigation against Lupin is pending. Warner Chilcott notes that on April 29, 2014, several of the claims of the ‘050 patent were declared invalid in the Generess litigation discussed above. Warner Chilcott has appealed the Generess decision and the appeal is currently pending. Lupin and the Company have entered into a settlement agreement and have moved the District Court in the Generess matter for an indicative ruling that it would vacate the decision in Generess if the pending appeal in that case is remanded. On April 8, 2015, the District Court granted the parties’ motion and the Generess appeal has been terminated.  The parties request that the District Court in Generess vacate its prior opinion was granted on May 18,  2015. This case was dismissed on May 18, 2015. By letter dated April 15, 2015, the Company received a Paragraph IV notice letter from Amneal Pharmaceuticals LLC (“Amneal”).  A complaint against Amneal was filed on May 28, 2015 in the United States District Court for the District of New Jersey.  While the Company intends to vigorously defend the patents at issue in this litigation, Warner Chilcott can offer no assurance as to whether the lawsuit will be successful and that a generic version will not be launched.

Namenda XR®. Between January and October 2014, Forest Laboratories, Inc., Forest Laboratories Holdings, Ltd. (collectively, “Forest”) and Merz Pharma and Adamas Pharmaceuticals, Forest’s licensors for Namenda XR (all collectively, “Plaintiffs”), brought actions for infringement of some or all of U.S. Patent Nos. 5,061,703 (the “‘703 patent”), 8,039,009 (the “’009 patent”), 8,168,209 (the “‘209 patent”), 8,173,708 (the “‘708 patent”), 8,283,379 (the “‘379 patent”), 8,329,752 (the “‘752 patent”), 8,362,085 (the “‘085 patent”), and 8,598,233 (the “‘233 patent”) in the U.S. District Court for the District of Delaware against Wockhardt, Teva, Sun, Apotex, Anchen, Zydus, Watson, Par, Mylan, Amneal, Ranbaxy,  and Amerigen, and related subsidiaries and affiliates thereof. These companies have notified Plaintiffs that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Namenda XR before these certain patents expire. Including a 6-month pediatric extension of regulatory exclusivity, the ‘703 patent expires in October 2015, the ‘009 patent expires in September 2029, and the ‘209, ‘708, ‘379, ‘752, ‘085, and ‘233 patents expire in May 2026. These lawsuits triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than June 2016 (unless a court issues a decision adverse to Plaintiffs sooner). On June 11, 2014, Mylan filed a motion to dismiss for lack of personal jurisdiction, which the district court denied on March 30, 2015. On December 18, 2014, Ranbaxy filed an IPR before the Patent Trial and Appeal Board, U.S. Patent and Trademark Office, with respect to the ‘085 patent. Adamas filed a preliminary response on April 14, 2015. On May 1, 2015, Forest entered into a settlement agreement with Ranbaxy. On May 15, 2015, the Patent Trial and Appeal Board granted Adamas and Ranbaxy’s joint motion to terminate the case. On October 17, 2014, Forest and Actavis Laboratories FL, Inc. (f/k/a Watson Laboratories, Inc. — Florida) filed a stipulation dismissing their respective claims without prejudice. On November 3, 2014, Plaintiffs entered into a settlement agreement with Wockhardt. Under the terms of the settlement agreement, and subject to review of the settlement terms by the U.S. Federal Trade Commission, Plaintiffs will provide a license to

Wockhardt that will permit it to launch its generic version of Namenda XR as of the date that is the later of (a) two (2) calendar months prior to the expiration date of the last to expire of the ‘703 patent, the ‘209 patent, the ‘708 patent, the ‘379 patent, the ‘752 patent, the ‘085 patent, and the ‘233 patent, including any extensions and/or pediatric exclusivities; or (b) the date that Wockhardt obtains final FDA approval of its ANDA, or earlier in certain circumstances. On January 13, 2015, Plaintiffs entered into settlement agreements with Anchen and Par. Under the terms of the settlement agreements, and subject to review of the settlement terms by the U.S. Federal Trade Commission, Plaintiffs will provide licenses to Anchen and Par that will permit them to launch their generic versions of Namenda XR as of the date that is the later of (a) two (2) calendar months prior to the expiration date of the last to expire of the ‘209 patent, the ‘708 patent, the ‘379 patent, the ‘752 patent, the ‘085 patent, and the ‘233 patent, as well as the ‘009 patent for Par only, including any extensions and/or pediatric exclusivities; or (b) the dates that Anchen and Par obtain final FDA approval of their respective ANDAs, or earlier in certain circumstances. On May 11, 2015, Forest entered into a settlement agreement with Sun. On August 18, 2015, Forest entered into a settlement agreement with Zydus.  On September 9, 2015, Forest entered into a settlement agreement with Amneal.  Under the terms of the settlement agreement, and subject to review of the settlement terms by the U.S. Federal Trade Commission, Plaintiffs will provide a license to Amneal that will permit it to launch its generic version of Namenda XR beginning January 31, 2020, following receipt by Amneal of final approval from the FDA on its ANDA for generic Namenda XR; or (b) under certain circumstances, Amneal has an option to launch an authorized generic version of Namenda XR beginning on January 31, 2021. The Company entered into a settlement agreement with Amerigen on October 20, 2015.  Trial is scheduled to begin in February 2016 with the remaining defendants Apotex, Lupin, Mylan, and Teva. On October 9, 2015, the Company also brought an action for infringement of the ‘009, ‘209, ‘708, ‘379, ‘752, ‘085, and ‘233 patents in the U.S. District Court for the District of Delaware against Accord Healthcare, Inc. and Intas Pharmaceuticals Limited (collectively, “Accord”).  The Accord defendants have notified Plaintiffs that they have filed an ANDA with the FDA seeking to obtain approval to market generic versions of Namenda XR before these certain patents expire.  The Company believes it has meritorious claims to prevent the generic applicants from launching a generic version of Namenda XR. However, there can be no assurance a generic version will not be launched.

Namzaric™. On August 27, 2015, Forest Laboratories, LLC, Forest Laboratories Holdings, Ltd. (collectively, “Forest”) and Adamas Pharmaceuticals, Inc. (all collectively, “Plaintiffs”), brought an action for infringement of some or all of U.S. Patent Nos. 8,039,009 (the “’009 patent”), 8,058,291 (the “‘291 patent”), 8,168,209 (the “‘209 patent”), 8,173,708 (the “‘708 patent”), 8,283,379 (the “‘379 patent”), 8,293,794 (the “‘794 patent”), 8,329,752 (the “‘752 patent”), 8,338,485 (the “‘485 patent”), 8,338,486 (the “‘486 patent”), 8,362,085 (the “‘085 patent”), 8,580,858 (the “‘858 patent”) and 8,598,233 (the “‘233 patent”) in the U.S. District Court for the District of Delaware against Amneal Pharmaceuticals LLC and Par Pharmaceutical, Inc., and related subsidiaries and affiliates thereof. These companies have notified Plaintiffs that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Namzaric before these certain patents expire. Including a 6-month pediatric extension of regulatory exclusivity, the ‘009 patent expires in September 2029, and the ‘209, ‘708, ‘379, ‘752, ‘085, and ‘233 patents expire in May 2026. The ‘291 patent expires in December 2029, and the ‘794, ‘485, ‘486, and ‘858 patents expire in November 2025. These lawsuits triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than January 2018 (unless a court issues a decision adverse to Plaintiffs sooner).  On October 23, 2015, the Company also brought an action for infringement of the ‘009, ‘291, ‘209, ‘708, ‘379, ‘794, ‘752, ‘485, ‘486, ‘085, ‘858 and ‘233 patents in the U.S. District Court for the District of Delaware against Amerigen Pharmaceuticals, Inc. and Amerigen Pharmaceuticals Ltd. (collectively, “Amerigen”).  The Amerigen defendants have notified Plaintiffs that they have filed an ANDA with the FDA seeking to obtain approval to market generic versions of Namzaric before these certain patents expire.  No trial date has been set.    While the Company intends to vigorously defend the patents at issue in this litigation, Forest can offer no assurance as to whether the lawsuit will be successful and that a generic version will not be launched.

Rapaflo®. On June 17, 2013, Actavis, Inc., Watson Laboratories, Inc., and Kissei Pharmaceutical Co., Ltd. sued Hetero USA Inc., Hetero Labs Limited, and Hetero Labs Limited, Unit 3 (collectively, “Hetero”) in the United States District Court for the District of Delaware, alleging that sales of silodosin tablets, a generic version of Actavis’ Rapaflo® tablets, would infringe U.S. Patent No. 5,387,603 (the ‘603 patent). On June 17, 2013 Actavis, Inc., Watson Laboratories, Inc., and Kissei Pharmaceutical Co., Ltd. sued Sandoz Inc. in the United States District Court for the District of Delaware, alleging that sales of Sandoz’s generic version of Rapaflo® would infringe the ‘603 patent. The complaint seeks injunctive relief. On December 22, 2014 the Parties completed a settlement agreement with Hetero. Actavis and Kissei’s lawsuit against Sandoz have been consolidated and remain pending. Pursuant to the provisions of the Hatch-Waxman Act, the FDA is precluded from granting final approval to the generic applicants prior to April 8, 2016. The Company believes it has meritorious claims to prevent the generic applicants from launching a generic version of Rapaflo. However, if a generic applicant prevails in the pending litigation or launches a generic version of Rapaflo before the pending litigation is finally resolved, it could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Restasis®. Between August and September 2015, Allergan brought actions for infringement of U.S. Patent Nos. 8,629,111 (the “‘111 patent”), 8,633,162 (the “‘162 patent”), 8,642,556 (the “‘556 patent”), 8,648,048 (the “‘048 patent”), and 8,685,930 (the “‘930 patent”) in the U.S. District Court for the Eastern District of Texas against Akorn, Inc, Apotex, Inc., Mylan Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Inc., InnoPharma, Inc., and Pfizer, Inc., and related subsidiaries and affiliates thereof. On September 14, 2015, Allergan brought an action for infringement of these patents in the U.S. District Court for the District of Delaware against InnoPharma, Inc. and Pfizer, Inc.  These companies have notified Allergan that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Restasis before these patents expire in August 2024.  In the Texas actions the District Court granted joint motions to dismiss without prejudice Teva Pharmaceutical Industries Ltd. and Pfizer, Inc., on October 12 and October 22, 2015, respectively.  Teva Pharmaceuticals USA, Inc. and InnoPharma, Inc. remain defendants in the respective actions.  On October 21, 2015, Mylan Pharmaceuticals, Inc. and Mylan, Inc. filed a motion to dismiss for lack of personal jurisdiction and improper venue, and for failure to state a claim as to Mylan, Inc.  On October 26, 2015, Teva Pharmaceuticals USA, Inc. filed a motion to dismiss for lack of personal jurisdiction and improper venue.  No trial date has been set. While the Company intends to vigorously defend the patents at issue in this litigation, Allergan can offer no assurance as to whether the lawsuit will be successful and that a generic version will not be launched.

Restasis® IPR. On June 4, 2015, Allergan received notification letters that an IPR petition was filed by Apotex regarding U.S. Patent Numbers 8,629,111, 8,633,162, 8,642,556, 8,648,048, and 8,685,930 (the “Restasis patents”). Allergan filed its Patent Owner’s Preliminary Responses on September 17, 18 and 22, 2015. The Patent Office’s decision on whether to institute or not institute IPR proceedings remains pending.

Saphris®. Between September 2014 and May 2015, Forest Laboratories, LLC, and Forest Laboratories Holdings, Ltd. (collectively, “Forest”) brought actions for infringement of some or all of U.S. Patent Nos. 5,763,476 (the “‘476 patent”), 7,741,358 (the “‘358 patent”) and 8,022,228 (the “‘228 patent”) in the U.S. District Court for the District of Delaware against Sigmapharm Laboratories, LLC, Hikma Pharmaceuticals, LLC , Breckenridge Pharmaceutical, Inc., Alembic Pharmaceuticals, Ltd. and Amneal Pharmaceuticals, LLC, and related subsidiaries and affiliates thereof. Including a 6-month pediatric extension of regulatory exclusivity, the ‘476 patent expires in December 2020, and the ‘358 and ‘228 patents expire in October 2026. These lawsuits triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than February 13, 2017 (unless a court issues a decision adverse to Forest sooner). On February 3, 2015, the District Court consolidated the then-pending actions for all purposes and issued a scheduling order setting a trial date in August 2016. On September 30, 2015, the District Court consolidated all pending actions. The Company believes it has meritorious claims to prevent the generic applicants from launching a generic version of Saphris. However, there can be no assurance a generic version will not be launched.

Savella ®. Between September 2013 and February 2014, Forest Laboratories, Inc., Forest Laboratories Holdings, Ltd. (collectively, “Forest”) and Royalty Pharma Collection Trust (“Royalty”), Forest’s licensor for Savella, brought actions for infringement of U.S. Patent Nos. 6,602,911 (the “‘911 patent”), 7,888,342 (the “‘342 patent”), and 7,994,220 (the “‘220 patent”) in the U.S. District Court for the District of Delaware against Amneal, Apotex, First Time US Generics, Glenmark, Hetero, Lupin, Mylan, Par, Ranbaxy, and Sandoz, and related subsidiaries and affiliates thereof. These companies have notified Forest and Royalty that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Savella before these patents expire. (The ‘342 patent expires in November 2021, the ‘911 patent expires in January 2023, and the ‘220 patent expires in September 2029.) These lawsuits triggered an automatic stay of approval of the applicable ANDAs until July 14, 2016 (unless a court issues a decision adverse to Forest and Royalty Pharma sooner). On March 7, 2014, Forest and Royalty voluntarily dismissed, without prejudice, all claims against Sandoz. On March 20, 2014, the district court consolidated all of the remaining pending actions for all purposes and issued a scheduling order setting a trial date in January 2016. On May 12, 2014, Forest and Royalty entered into a settlement agreement with First Time US Generics. Under the terms of the settlement agreement, and subject to review of the settlement terms by the U.S. Federal Trade Commission, Forest will provide a license to First Time that will permit it to launch its generic version of Savella as of the date that is the later of (a) six (6) calendar months prior to the expiration date of the last to expire of the ‘911 patent, the ‘342 patent, and the ‘220 patent, including any extensions and/or pediatric exclusivities; or (b) the date that First Time obtains final FDA approval of its ANDA, or earlier in certain circumstances. On December 15, 2014, Forest and Royalty entered into a settlement agreement with Ranbaxy. On April 8, 2015, Defendants filed a motion to dismiss for lack of standing. On or about April 29, 2015, Forest entered into a settlement agreement with Par that will permit Par to launch its generic version of Savella as of the date that is the later of (a) six (6) calendar months prior to the expiration date of the last to expire of the ‘911 patent, the ‘342 patent, and the ‘220 patent, including any extensions and/or pediatric exclusivities; or (b) the date that Par obtains final FDA approval of its ANDA, or earlier in certain circumstances. The Company believes it has meritorious claims to prevent the remaining generic applicants from launching a generic version of Savella. However, there can be no assurance a generic version will not be launched.

Teflaro®. In January 2015, Forest Laboratories, LLC, Forest Laboratories Holdings, Ltd., and Cerexa, Inc. (collectively, “Forest”) and Takeda Pharmaceutical Company Limited (“Takeda”), Forest’s licensor for Teflaro, brought an action for infringement of some or all of U.S. Patent Nos. 6,417,175 (the “‘175 patent”), 6,906,055 (the “‘055 patent”), 7,419,973 (the “‘973 patent”) and 8,247,000 (the “‘400 patent”) in the U.S. District Court for the District of Delaware against Apotex and Sandoz, and related subsidiaries and affiliates thereof. These companies have notified Forest and Takeda that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Teflaro before some or all of the ‘175, ‘055, ‘973 and ‘400 patents expire. (The ‘175 patent expires in April 2022 (including a patent term extension), the ‘055 and ‘973 patents expire in December 2021, and the ‘400 patent expires in February 2031.) These lawsuits triggered an automatic stay of approval of the applicable ANDAs until April 29, 2018 (unless a court issues a decision adverse to Forest and Takeda sooner). On June 24, 2015, the District Court issued a scheduling order setting a trial date in June 2017. While the company intends to vigorously defend the patents at issue in this litigation, Forest can offer no assurance as to whether the lawsuit will be successful and that a generic version will not be launched.

Viibryd®. In March 2015, Forest Laboratories, LLC, Forest Laboratories Holdings, Ltd., (collectively, “Forest”) and Merck KGaA and Merck Patent Gesellschaft Mit Beschränkter Haftung (collectively, “Merck”), Forest’s licensor for Viibryd, brought actions for infringement of U.S. Patent Nos. 7,834,020 (the “‘020 patent”), 8,193,195 (the “‘195 patent”), 8,236,804 (the “‘804 patent”) and 8,673,921 (the “‘921 patent”) in the U.S. District Court for the District of Delaware against Accord Healthcare Inc., Alembic Pharmaceuticals, Ltd., Apotex, Inc., InvaGen Pharmaceuticals, Inc., and Teva Pharmaceuticals USA, Inc., and related subsidiaries and affiliates thereof. These companies have notified Forest and/or Merck that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Viibryd before the ‘020, ‘195, ‘804 and ‘921 patents expire in June 2022. These lawsuits triggered an automatic stay of approval of the applicable ANDAs until July 21, 2018 (unless a court issues a decision adverse to Forest and Merck sooner). On August 24, 2015, the District Court consolidated the actions for all purposes and issued a scheduling order setting a trial date in January 2018. While the Company intends to vigorously defend the patents at issue in this litigation, Forest can offer no assurance as to whether the lawsuit will be successful and that a generic version will not be launched.

Patent Defense Matters

Bayer Patent Litigation. In August 2012, Bayer Pharma AG (together with its affiliates, “Bayer”) filed a complaint against Warner Chilcott in the U.S. District Court for the District of Delaware alleging that Warner Chilcott’s manufacture, use, offer for sale, and/or sale of its Lo Loestrin® Fe oral contraceptive product infringes Bayer’s U.S. Patent No. 5,980,940. In the complaint, Bayer seeks injunctive relief and unspecified monetary damages for the alleged infringement. In December 2012, Bayer amended the complaint to add a patent interference claim seeking to invalidate the Company’s ‘984 Patent, which covers the Lo Loestrin® Fe product. On December 15, 2014, Warner Chilcott filed a Summary Judgment motion seeking dismissal of the case. On April 21, 2015, the District Court granted Warner Chilcott’s motion and held the ‘940 patent invalid for indefiniteness. On June 5, 2015, Bayer filed a notice of appeal. Briefing is ongoing.

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

Oxymorphone Extended-Release Tablets (Generic version of Opana® ER). On December 11, 2012, Endo Pharmaceuticals Inc. (“Endo”) sued Actavis, Inc. and Actavis South Atlantic LLC (“Actavis South Atlantic”) in the United States District Court for the Southern District of New York, alleging that sales of the Company’s 7.5 mg and 15 mg oxymorphone extended-release tablets, generic versions of Endo’s Opana® ER, infringe U.S. Patent Nos. 7,851,482; 8,309,122; and 8,329,216. Thereafter, FDA approved Actavis’ 5 mg, 10 mg, 20 mg, 30 mg, and 40 mg oxymorphone extended-release tablets and Endo filed a motion for a preliminary injunction seeking to prevent Actavis from selling the new strengths. On September 12, 2013, the district court denied Endo’s motion for a preliminary injunction and Actavis immediately launched the new strengths. On March 31, 2014, the Federal Circuit reversed the district court’s denial of Endo’s motion for a preliminary injunction and remanded the matter to the district court for further consideration. On January 13, 2015, Endo dismissed its claims against Actavis concerning the ‘482 patent. Trial with respect to the ‘122 and ‘216 patents began on March 23, 2015 and concluded on April 24, 2015.On August 14, 2015, the court found the ‘122 and ‘216 patents valid and infringed and ordered Actavis to cease selling its generic product within 60 days. Actavis filed a motion to amend the judgment to remove the injunction on continuing sales.  That motion is currently pending.  On November 7, 2014, Endo and Mallinckrodt LLC sued Actavis and certain of its affiliates in the United States District Court for the District of Delaware, alleging that sales of the Company’s generic versions of Opana® ER, 5mg, 7.5 mg, 10 mg, 15 mg, 20 mg, 30 mg and 40 mg, generic versions of Endo’s Opana® ER, infringe U.S. Patent Nos. 7,808,737 and 8,871,779, which Endo licensed from Mallinckrodt and the USPTO recently issued to or Endo, respectively.  The case is currently pending, and trial is scheduled to begin on February 21, 2017. On September 23, 2015, the Magistrate Judge recommended granting Actavis’ motion to dismiss the ‘737 patent for invalidity/unpatentable subject matter.  The Company believes it has substantial meritorious defenses to the case. However, Actavis has sold and is continuing to sell its generic versions of Opana® ER. Therefore, an adverse final determination that one of the patents in suit is valid and infringed could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Budesonide Inhalation Suspension (Generic version of Pulmicort Respules®). On March 19, 2008, AstraZeneca LP and AstraZeneca AB (“Astra”) sued Breath Limited in the United States District Court for the District of New Jersey, alleging that Breath’s filing of an ANDA for Budesonide Inhalation Suspension 0.25 mg/2 mL and 0.5 mg/2 mL, a generic version of Astra’s Pulmicort Respules product, infringe U.S. Patent Nos. 6,598,603 (“the ‘603 patent”); 6,899,099 (“the ‘099 patent”); and 7,524,834 (“the ‘834 patent”). On December 2, 2009, Watson Pharmaceuticals, Inc. (now known as Actavis, Inc.), acquired Breath Limited as part of its acquisition of the Arrow Group. On November 1, 2010, in connection with a preliminary injunction against Apotex Inc. and Apotex Corp., the Federal Circuit affirmed a district court decision that the asserted claims of the ‘099 patent are invalid. On April 1, 2013, the United States District Court for the District of New Jersey found the asserted claims of the ‘603 patent invalid and that Breath/Watson’s ANDA did not infringe the asserted claims of the ‘834 patent. On April 3, 2013, the district court entered an injunction preventing the launch of any generic product to allow Astra to file an appeal with the Federal Circuit. The Federal Circuit continued that injunction pending the appeal. On October 30, 2013, the Federal Circuit affirmed the district court’s finding that the asserted claims of the ‘603 patent are invalid, but reversed the district court’s non-infringement finding with respect to the ‘834 patent and remanded the case back to the district court for reconsideration and a new trial under a new claim construction for the term “micronized powder composition”. The second trial concluded on October 29, 2014, and the court heard closing arguments on January 29, 2015. On February 13, 2015, the district court found that the asserted claims of the ‘834 patent are invalid and denied Astra’s request for a permanent injunction. That same day, Astra filed a motion for an injunction pending appeal. The court denied Astra’s motion for an injunction that same day. On February 13, 2015, Actavis commercially launched the Breath/Watson approved product. On February 16, 2015, Astra filed a notice of appeal and filed with the Federal Circuit an emergency motion for an injunction pending appeal. On March 12, 2015, the Federal Circuit issued an order granting Astra’s motion for an injunction pending the appeal. On May 7, 2015, the Federal Circuit issued its decision affirming the district court’s decision that the asserted claims of the ‘834 patent are invalid and dissolving the March 12, 2015 injunction pending appeal. That same day, Actavis re-launched the Breath/Watson approved product. Astra did not file petition for rehearing in the Federal Circuit and the Mandate issued on June 18, 2015.  The Company believes it has substantial meritorious defenses to the case. However, Actavis has sold its generic versions of the 0.25 mg/2 mL and 0.5 mg/2 mL strengths of Pulmicort Respules. Therefore, an adverse final determination that ‘834 patent is valid and infringed could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Teva Namenda XR Patent Litigation. In December 2013, Forest Laboratories, Inc. (“Forest”) was named as a defendant in an action brought by Teva Pharmaceuticals USA, Inc. and Mayne Pharma International Pty Ltd. in the U.S. District Court for the District of Delaware. The complaint alleges that Forest infringes U.S. Patent No. 6,194,000 by making, using, selling, offering to sell, and importing Namenda XR. The district court has scheduled a trial to begin in July 2016. On October 29, 2015, Plaintiffs filed a First Amended Complaint, adding Forest Pharmaceuticals, Inc. as a named defendant. The relief requested in the Amended Complaint includes damages, but not preliminary or permanent injunctive relief.  The Company intends to continue to vigorously defend against this action. At this time, the Company does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

Product Liability Litigation

Actonel® Litigation. Warner Chilcott is a defendant in approximately 209 cases and a potential defendant with respect to approximately 385 unfiled claims involving a total of approximately 602 plaintiffs and potential plaintiffs relating to Warner Chilcott’s bisphosphonate prescription drug Actonel®. The claimants allege, among other things, that Actonel® caused them to suffer osteonecrosis of the jaw (“ONJ”), a rare but serious condition that involves severe loss or destruction of the jawbone, and/or atypical fractures of the femur (“AFF”). All of the cases have been filed in either federal or state courts in the United States. Warner Chilcott is in the initial stages of discovery in these litigations. In addition, Warner Chilcott is aware of four purported product liability class actions that were brought against Warner Chilcott in provincial courts in Canada alleging, among other things, that Actonel® caused the plaintiffs and the proposed class members who ingested Actonel® to suffer atypical fractures or other side effects. It is expected that these plaintiffs will seek class certification. Plaintiffs have typically asked for unspecified monetary and injunctive relief, as well as attorneys’ fees. Warner Chilcott is indemnified by Sanofi for certain Actonel claims pursuant to a collaboration agreement relating to the two parties’ co-promotion of the product in the United States and other countries. In addition, Warner Chilcott is also partially indemnified by the Proctor & Gamble Company (“P&G”) for ONJ claims that were pending at the time Warner Chilcott acquired P&G’s global pharmaceutical business in October 2009. In May and September 2013, Warner Chilcott entered into two settlement agreements which resolved a majority of the then-existing ONJ-related claims which are subject to the acceptance by the individual respective claimants.

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

Benicar® Litigation. The Company is named in approximately 1230 actions involving allegations that Benicar®, a treatment for hypertension that Forest co-promoted with Daiichi Sankyo between 2002 and 2008, caused certain gastrointestinal injuries. Under Forest’s Co-Promotion Agreement, Daiichi Sankyo is defending us in these lawsuits.

Celexa®/Lexapro® Litigation. Forest and its affiliates are defendants in approximately nine actions pending in various federal district courts involving allegations that Celexa® or Lexapro® caused or contributed to individuals committing or attempting suicide, or caused a violent event. The Company recently reached agreements in principle to resolve eight of the nine matters.  The remaining case is stayed.

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

Metoclopramide Litigation. Beginning in 2009, a number of product liability suits were filed against certain Company affiliates, including legacy Actavis and Watson companies, as well as other manufacturers and distributors of metoclopramide, for personal injuries allegedly arising out of the use of metoclopramide. Approximately 1,500 cases remain pending against Actavis, Watson and/or its affiliates in state and federal courts, representing claims by multiple plaintiffs. Discovery in these cases is in the preliminary stages as the Company is actively moving to dismiss the suits and either initiating or defending appeals on such motions. The Company believes that, with respect to the majority of the cases against the legacy Watson companies, it will be defended in and indemnified by Pliva, Inc., an affiliate of Teva, from whom the Company purchased its metoclopramide product line in late 2008. With respect to the cases pending against the legacy Actavis companies, the Company recently reached an agreement in principle to resolve the majority of the matters. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if our indemnification arrangements or insurance do not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Testosterone Litigation. Beginning in 2014, a number of product liability suits were filed against the Company and certain of its affiliates, as well as other manufacturers and distributors of testosterone products, for personal injuries including but not limited to cardiovascular events allegedly arising out of the use of Androderm® testosterone cypionate, AndroGel and/or testosterone enanthate. Actavis, Inc. and/or one or more of its subsidiaries have been served in approximately 253 currently pending actions, all of which are pending in federal court. These actions have been consolidated in an MDL in federal court in Illinois. The defendants have responded to the plaintiffs’ master complaint. Plaintiffs have agreed to dismiss all claims relating to any of Actavis’ generic TRT products from the cases.  These cases are in the initial stages and discovery is in the early stages. The Company anticipates that additional suits will be filed. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Government Investigations, Government Litigation and Qui Tam Litigation

Warner Chilcott. Beginning in February 2012, Warner Chilcott, along with several of its current and former employees in its sales organization and certain third parties, received subpoenas from the United States Attorney for the District of Massachusetts. The subpoena received by Warner Chilcott seeks information and documentation relating to a wide range of matters, including sales and marketing activities, payments to people who are in a position to recommend drugs, medical education, consultancies, prior authorization processes, clinical trials, off-label use and employee training (including with respect to laws and regulations concerning off-label information and physician remuneration), in each case relating to all of Warner Chilcott’s current key products. The Company is cooperating in responding to the subpoena. The Company has recorded a contingent liability for the quarter ended March 31, 2015 under ASC 450, Contingencies, based on its analysis of this matter, however, there can be no assurance that the Company’s estimate will not differ materially from the recorded contingent liability. The Company is also aware of three qui tam complaints filed by former Warner Chilcott sales representatives and unsealed in February and March 2013 and March 2014. Two unsealed federal qui tam complaints were filed in the federal court in Massachusetts and allege that Warner Chilcott violated Federal and state false claims acts through the promotion of all of Warner Chilcott’s current key products by, among other things, making improper claims concerning the products, providing kickbacks to physicians and engaging in improper conduct concerning prior authorizations. Since then, one of the two complaints was voluntarily dismissed. The remaining complaint seeks, among other things, treble damages, civil penalties of up to eleven thousand dollars for each alleged false claim and attorneys’ fees and costs. Other similar complaints may exist under seal. The United States of America elected not to intervene at this time in the unsealed actions though it may choose to at a later time. On October 29, 2015, Warner Chilcott subsidiary, Warner Chilcott Sales (US) LLC, reached an agreement with the federal government, the 50 states and the District of Columbia that resolves both the government’s investigation and the pending federal qui tam case.  In addition, Warner Chilcott Sales (US) LLC agreed to plead guilty to a charge of health care fraud in violation of 18 U.S.C. § 1347.  The third complaint was filed in California state court and contains similar allegations as the other qui tam complaints and asserts additional causes of action under California state law. The State of California declined to intervene in this action. Warner Chilcott filed a motion to dismiss this complaint and has recently reached an agreement in principal to settle the California action. Warner Chilcott intends to vigorously defend itself in the California state litigation. However, this matter is in the early stages of litigation, it is impossible to predict with certainty the outcome of any litigation, and the Company can offer no assurance as to when the lawsuits will be decided, whether Warner Chilcott will be successful in its defense and whether any additional similar suits will be filed. If these claims are successful, such claims could adversely affect the Company and could have a material adverse effect on the Company’s business, financial condition, results of operation and cash flows.

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

Allergan. In December 2011, the federal district court in Pennsylvania issued an order partially unsealing the second amended qui tam complaint, filed by relators Herbert J. Nevyas, M.D. and Anita Nevyas-Wallace, M.D., to be informally provided to Allergan, Inc. The complaint asserts claims under Federal and State False Claims Acts and Federal and State Anti-Kickback Acts. On December 16, 2013, the court entered an order to unseal this qui tam action. On April 1, 2014, Allergan filed a motion to dismiss. On May 26, 2015, the court issued a ruling granting, in part, the motion to dismiss and denying it in part.  Allergan filed an answer to the remaining claims on June 25, 2015.  On July 7, 2015, the court scheduled trial in this matter for October 31, 2016.

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

DESI Drug Reimbursement Litigation. In December 2009, the Company learned that numerous pharmaceutical companies, including certain subsidiaries of the Company, were named as defendants in a qui tam action pending in federal court in Massachusetts. The tenth amended complaint, which was served on certain of the Company’s subsidiaries, alleges that the defendants falsely reported to the United States that certain pharmaceutical products, including those subject to the Food and Drug Administration’s Drug Efficacy Study Implementation (“DESI”) review program, were eligible for Medicaid reimbursement and thereby allegedly caused false claims for payment to be made through the Medicaid program. The Company’s subsidiaries named in the action together with all other named defendants filed a Joint Motion to Dismiss the Tenth Amended Complaint on December 9, 2011. On February 25, 2013, the court granted the motion to dismiss as to all defendants. The plaintiff may appeal. On September 11, 2013, a similar action was filed against certain Company subsidiaries as well as Warner Chilcott and numerous other pharmaceutical company defendants by the State of Louisiana based on the same core set of allegations as asserted in the federal court action in Massachusetts. Defendants filed exceptions to plaintiffs’ complaint. On June 28, 2015, the State of Louisiana filed an amended complaint and defendants promptly moved to dismiss.  On September 21, 2015, the court granted defendants’ motion to dismiss the amended complaint in its entirety.  Additional actions alleging similar claims could be asserted. The Company believes that it has meritorious defenses to the claims and intends to vigorously defend itself against such allegations. However, these actions or similar actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Romanian Investigation. In July 2015, the Company received a subpoena as part of a nationwide investigation of the pharmaceutical industry conducted by the Romanian government.  The purpose of the investigation is to gather documents and information, and to examine sponsorship arrangements concluded with certain oncologists and hematologists during the period from January 2012 through June 2015. The Company is fully cooperating with the investigation.   This government investigation could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

NOTE 21 – Warner Chilcott Limited (“WCL”) Guarantor and Non-Guarantor Condensed Consolidating Financial Information

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

Warner Chilcott Limited has revised its consolidating balance sheet as previously presented in Footnote 25 of the 2014 Annual Report on Form 10-K due to an incorrect presentation of intercompany activity relating to certain subsidiaries inappropriately included in the Actavis, Inc. and non-guarantor columns of such disclosure. The Company overstated the line item “Investment in Subsidiaries” for the non-guarantor column with an offsetting amount in total equity with a corresponding offset to the elimination column. Also, the Company understated in the footnote disclosure for the guarantor labeled Actavis, Inc. the net income with a corresponding offset to the elimination column. Specifically, the balance sheet caption “Investment in Subsidiaries” has been revised from the previously reported amount of $3,747.2 million as of December 31, 2014 to $4,761.1 million with an offset to total equity. Further, the line item disclosure related to the earnings in equity subsidiaries in the consolidating statement of operations footnote will be revised from a loss of $(127.7) million for the year end December 31, 2014 to income of $886.2 when next presented. The amounts presented in the Quarterly Report on Form 10-Q for the periods ended September 30, 2014 were also revised in this filing. No other periods were impacted. There is no impact to the consolidated financial statements of Allergan plc or Warner Chilcott Limited as previously filed in the 2014 Annual Report on Form 10-K or Quarterly Reports on Form 10-Q.

The following financial information presents the consolidating balance sheets as of September 30, 2015 and December 31, 2014, the related statement of operations for the three and nine months ended September 30, 2015 and 2014 and the statement of cash flows for the nine months ended September 30, 2015 and 2014.

Warner Chilcott Limited

Consolidating Balance Sheets

As of September 30, 2015

(Unaudited; in millions)

Current assets:	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash and cash equivalents	$-	$1.2	$-	$4.0	$2,040.5	$-	$2,045.7
Marketable securities	-	-	-	-	7.0	-	7.0
Accounts receivable, net	-	-	-	-	2,143.2	-	2,143.2
Receivable from Parents	-	-	-	-	323.9	-	323.9
Inventories, net	-	-	-	-	1,285.4	-	1,285.4
Intercompany receivables	-	76,294.2	25,007.8	-	83,869.6	(185,171.6)	-
Prepaid expenses and other current assets	-	12.6	24.5	6.0	702.7	-	745.8
Current assets held for sale	-	-	-	-	3,802.1	-	3,802.1
Deferred tax assets	-	-	-	329.8	6,278.7	-	6,608.5
Total current assets	-	76,308.0	25,032.3	339.8	100,453.1	(185,171.6)	16,961.6
Property, plant and equipment, net	-	-	-	28.4	1,541.5	-	1,569.9
Investments and other assets	-	15.8	130.7	21.4	330.4	-	498.3
Investment in subsidiaries	76,607.2	65,770.6	-	5,071.2	-	(147,449.0)	-
Non current assets held for sale	-	-	-	47.8	10,525.9	-	10,573.7
Deferred tax assets	-	-	-	-	67.2	-	67.2
Product rights and other intangibles	-	-	-	-	67,133.4	-	67,133.4
Goodwill	-	-	-	-	46,315.1	-	46,315.1
Total assets	$76,607.2	$142,094.4	$25,163.0	$5,508.6	$226,366.6	$(332,620.6)	$143,119.2

Current liabilities:
Accounts payable and accrued expenses	-	3.2	74.2	185.0	4,214.9	-	4,477.3
Intercompany payables	-	74,280.3	452.0	9,137.3	101,302.0	(185,171.6)	-
Payable to Parents	-	-	-	-	1,212.0	-	1,212.0
Income taxes payable	-	-	-	84.7	-	-	84.7
Current portion of long-term debt and capital leases	-	556.7	-	-	1,478.7	-	2,035.4
Deferred revenue	-	-	-	-	32.9	-	32.9
Current liabilities held for sale	-	-	-	24.9	1,424.6	-	1,449.5
Deferred tax liabilities	-	-	-	-	17.0	-	17.0
Total current liabilities	-	74,840.2	526.2	9,431.9	109,682.1	(185,171.6)	9,308.8
Long-term debt and capital leases	-	7,148.3	24,636.3	4,272.8	4,590.7	-	40,648.1
Deferred revenue	-	-	-	-	26.8	-	26.8
Other long-term liabilities	-	-	-		1,135.1	-	1,135.1
Non current liabilities held for sale					639.9		639.9
Other taxes payable	-	-	-	70.6	690.2	-	760.8
Deferred tax liabilities	-	-	-	181.0	13,811.5	-	13,992.5
Total liabilities	-	81,988.5	25,162.5	13,956.3	130,576.3	(185,171.6)	66,512.0
Total equity	76,607.2	60,105.9	0.5	(8,447.7)	95,790.3	(147,449.0)	76,607.2
Total liabilities and equity	$76,607.2	$142,094.4	$25,163.0	$5,508.6	$226,366.6	$(332,620.6)	$143,119.2

Warner Chilcott Limited

Consolidating Balance Sheets

As of December 31, 2014

($ in millions)

Current assets:	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash and cash equivalents	$0.1	$5.5	$-	$1.5	$237.2	$-	$244.3
Marketable securities	-	-	-	-	1.0	-	1.0
Accounts receivable, net	-	-	-	-	1,107.2	-	1,107.2
Receivable from Parents	-	-	-	-	269.8	-	269.8
Inventories	-	-	-	-	976.7	-	976.7
Intercompany receivables	-	22,987.9	3,659.0	18,720.9	52,730.5	(98,098.3)	-
Prepaid expenses and other current assets	-	123.1	2.7	-	350.1	-	475.9
Current assets held for sale	-	-	-	-	3,819.2	-	3,819.2
Deferred tax assets	-	-	-	-	477.0	-	477.0
Total current assets	0.1	23,116.5	3,661.7	18,722.4	59,968.7	(98,098.3)	7,371.1
Property, plant and equipment, net	-	-	-	8.2	274.3	-	282.5
Investments and other assets	-	9.0	23.6	82.0	38.7	-	153.3
Investment in subsidiaries	28,076.9	24,064.7	-	4,761.1	-	(56,902.7)	-
Non current asseets held for sale	-	-	-	43.4	8,170.4	-	8,213.8
Deferred tax assets	-	-	-	-	34.7	-	34.7
Product rights and other intangibles	-	-	-	-	16,096.6	-	16,096.6
Goodwill	-	-	-	-	20,865.6	-	20,865.6
Total assets	$28,077.0	$47,190.2	$3,685.3	$23,617.1	$105,449.0	$(155,001.0)	$53,017.6
Current liabilities:
Accounts payable and accrued expenses	-	2.8	6.1	112.7	2,871.0	-	2,992.6
Intercompany payables	-	25,953.8	2.0	26,774.7	45,367.8	(98,098.3)	-
Payable to Parents	-	-	-	-	521.1	-	521.1
Income taxes payable	-	-	-	33.9	-	-	33.9
Current portion of long-term debt and capital leases	-	571.6	-	-	121.8	-	693.4
Deferred revenue	-	-	-	-	17.8	-	17.8
Current liabilities held for sale	-	-	-	62.8	1,402.9	-	1,465.7
Deferred tax liabilities	-	-	-	-	41.0	-	41.0
Total current liabilities	-	26,528.2	8.1	26,984.1	50,343.4	(98,098.3)	5,765.5
Long-term debt and capital leases	-	2,516.0	3,677.2	4,270.7	4,373.8	-	14,837.7
Deferred revenue	-	-	-	-	26.3	-	26.3
Other long-term liabilities	-	-	-	-	227.1	-	227.1
Non current liabilities for sale				102.7	438.0		540.7
Other taxes payable	-	-	-	789.5	-	-	789.5
Deferred tax liabilities	-	-	-	-	2,753.8	-	2,753.8
Total liabilities	-	29,044.2	3,685.3	32,147.0	58,162.4	(98,098.3)	24,940.6
Total equity	28,077.0	18,146.0	-	(8,529.9)	47,286.6	(56,902.7)	28,077.0
Total liabilities and equity	$28,077.0	$47,190.2	$3,685.3	$23,617.1	$105,449.0	$(155,001.0)	$53,017.6

Warner Chilcott Limited

Consolidating Statements of Operations

For the Three Months Ended September 30, 2015

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$4,088.9	$-	$4,088.9

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	1,242.9	-	1,242.9
Research and development	-	-	-	-	1,260.5	-	1,260.5
Selling and marketing	-	-	-	-	721.8	-	721.8
General and administrative	-			79.1	267.0	-	346.1
Amortization	-	-	-	-	1,560.2	-	1,560.2
In-process research and development impairments	-	-	-	-	300.0	-	300.0
Asset sales and impairments, net	-	-	-		(4.4)	-	(4.4)
Total operating expenses	-	-	-	79.1	5,348.0	-	5,427.1
Operating income / (loss)	-	-	-	(79.1)	(1,259.1)	-	(1,338.2)

Non-operating income (expense):
Interest income / (expense), net	-	444.3	0.3	(40.3)	(740.7)	-	(336.4)
Other income (expense), net	-	-	-	(0.1)	0.3	-	0.2
Total other income (expense), net	-	444.3	0.3	(40.4)	(740.4)	-	(336.2)
Income / (loss) before income taxes and noncontrolling interest	-	444.3	0.3	(119.5)	(1,999.5)	-	(1,674.4)
Provision for income taxes	-	-	-	(28.0)	(796.9)	-	(824.9)
(Earnings) / losses of equity interest subsidiaries	(5,306.5)	1,857.2	-	81.3	-	3,368.0	-
Net (loss) from continuing operations, net of tax	$5,306.5	$(1,412.9)	$0.3	$(172.8)	$(1,202.6)	$(3,368.0)	$(849.5)
Income / (loss) from discontinued operations	—	—	—	(26.7)	6,184.1	—	6,157.4
Net (loss)	$5,306.5	$(1,412.9)	$0.3	$(199.5)	$4,981.5	$(3,368.0)	$5,307.9
(Income) / loss attributable to noncontrolling interest	-	-	-	-	(1.4)	-	(1.4)
Net income / (loss) attributable to ordinary shareholders	$5,306.5	$(1,412.9)	$0.3	$(199.5)	$4,980.1	$(3,368.0)	$5,306.5
Other comprehensive income / (loss)	(34.9)	(35.3)	-	-	(34.9)	70.2	(34.9)
Comprehensive income / (loss)	$5,271.6	$(1,448.2)	$0.3	$(199.5)	$4,945.2	$(3,297.8)	$5,271.6

Warner Chilcott Limited

Consolidating Statements of Operations

For the Nine Months Ended September 30, 2015

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	-	-	-	-	10,873.5	-	10,873.5

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	3,699.9	-	3,699.9
Research and development	-	-	-	-	1,927.9	-	1,927.9
Selling and marketing	-	-	-	-	2,130.4	-	2,130.4
General and administrative	-	213.2	16.1	148.8	831.5	-	1,209.6
Amortization	-	-	-	-	3,866.1	-	3,866.1
In process research and development impairments	-	-	-	-	497.6	-	497.6
Asset sales and impairments, net	-	-	-	0.3	2.8	-	3.1
Total operating expenses	-	213.2	16.1	149.1	12,956.2	-	13,334.6
Operating income / (loss)	-	(213.2)	(16.1)	(149.1)	(2,082.7)	-	(2,461.1)

Non-operating income (expense):
Interest income / (expense), net	-	732.6	(14.4)	(127.7)	(1,434.3)	-	(843.8)
Other income (expense), net	-	(265.4)	31.0	-	(3.7)	-	(238.1)
Total other income (expense), net	-	467.2	16.6	(127.7)	(1,438.0)	-	(1,081.9)
Income / (loss) before income taxes and noncontrolling interest	-	254.0	0.5	(276.8)	(3,520.7)	-	(3,543.0)
Provision for income taxes	-	-	-	(95.8)	(1,361.1)	-	(1,456.9)
(Earnings) / losses of equity interest subsidiaries	(4,559.2)	2,466.7	-	(310.1)	-	2,402.6	-
Net (loss) from continuing operations, net of tax	$4,559.2	$(2,212.7)	$0.5	$129.1	$(2,159.6)	$(2,402.6)	$(2,086.1)
Income / (loss) from discontinued operations	-	-	-	(46.9)	6,694.8	-	6,647.9
Net (loss)	$4,559.2	$(2,212.7)	$0.5	$82.2	$4,535.2	$(2,402.6)	$4,561.8
(Income) / loss attributable to noncontrolling interest	-	-	-	-	(2.6)	-	(2.6)
Net income / (loss) attributable to ordinary shareholders	$4,559.2	$(2,212.7)	$0.5	$82.2	$4,532.6	$(2,402.6)	$4,559.2
Other Comprehensive income / (loss)	420.1	485.3	-	-	420.1	(905.4)	420.1
Comprehensive income / (loss)	$4,979.3	$(1,727.4)	$0.5	$82.2	$4,952.7	$(3,308.0)	$4,979.3

Warner Chilcott Limited

Consolidating Statements of Operations

For the Three Months Ended September 30, 2014

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$2,150.8	$-	$2,150.8

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	1,183.1	-	1,183.1
Research and development	-	-	-	-	276.6	-	276.6
Selling and marketing	-	-	-	-	540.2	-	540.2
General and administrative	-	-	-	37.0	383.4	-	420.4
Amortization	-	-	-	-	705.0	-	705.0
In process research and development impairments	-	-	-	-	305.0	-	305.0
Asset sales and impairments, net	-	-	-	-	-	-	-
Total operating expenses	-	-	-	37.0	3,393.3	-	3,430.3
Operating income / (loss)	-	-	-	(37.0)	(1,242.5)	-	(1,279.5)

Non-operating income (expense):
Interest income / (expense), net	-	203.0	(35.9)	(45.8)	(251.8)	-	(130.5)
Other income (expense), net	-	(3.8)	-	-	33.2	-	29.4
Total other income (expense), net	-	199.2	(35.9)	(45.8)	(218.6)	-	(101.1)
Income / (loss) before income taxes and noncontrolling interest	-	199.2	(35.9)	(82.8)	(1,461.1)	-	(1,380.6)
Provision for income taxes	-	-	-	(61.1)	(154.7)	-	(215.8)
(Earnings) / losses of equity interest subsidiaries	1,045.5	1,195.7	-	(171.6)	-	(2,069.6)	-
Net (loss) from continuing operations, net of tax	$(1,045.5)	$(996.5)	$(35.9)	$149.9	$(1,306.4)	$2,069.6	$(1,164.8)
Income / (loss) from discontinued operations	-	-	-	(39.6)	158.9	-	119.3
Net (loss)	$(1,045.5)	$(996.5)	$(35.9)	$110.3	$(1,147.5)	$2,069.6	$(1,045.5)
(Income) / loss attributable to noncontrolling interest	-	-	-	-	-	-	-
Net income / (loss) attributable to ordinary shareholders	$(1,045.5)	$(996.5)	$(35.9)	$110.3	$(1,147.5)	$2,069.6	$(1,045.5)
Other Comprehensive income / (loss)	(310.6)	(293.6)	-	-	(310.6)	604.2	(310.6)
Comprehensive income / (loss)	$(1,356.1)	$(1,290.1)	$(35.9)	$110.3	$(1,458.1)	$2,673.8	$(1,356.1)

Warner Chilcott Limited

Consolidating Statements of Operations

For the Nine Months Ended September 30, 2014

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$4,323.3	$-	$4,323.3

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	2,371.4	-	2,371.4
Research and development	-	-	-	-	368.6	-	368.6
Selling and marketing	-	-	-	-	799.3	-	799.3
General and administrative	-	-	-	66.1	664.9	-	731.0
Amortization	-	-	-	-	1,192.2	-	1,192.2
In process research and development impairments	-	-	-	-	320.0	-	320.0
Asset sales and impairments, net	-	-	-	(0.1)	(5.2)	-	(5.3)
Total operating expenses	-	-	-	66.0	5,711.2	-	5,777.2
Operating income / (loss)	-	-	-	(66.0)	(1,387.9)	-	(1,453.9)

Non-operating income (expense):
Interest income / (expense), net	-	380.9	(40.5)	(136.5)	(484.1)	-	(280.2)
Other income (expense), net	-	(26.8)	-	0.1	42.0	-	15.3
Total other income (expense), net	-	354.1	(40.5)	(136.4)	(442.1)	-	(264.9)
Income / (loss) before income taxes and noncontrolling interest	-	354.1	(40.5)	(202.4)	(1,830.0)	-	(1,718.8)
Provision for income taxes	-	-	-	(109.9)	(198.2)	-	(308.1)
(Earnings) / losses of equity interest subsidiaries	886.4	1,062.8	-	(681.2)	-	(1,268.0)	-
Net (loss) from continuing operations, net of tax	$(886.4)	$(708.7)	$(40.5)	$588.7	$(1,631.8)	$1,268.0	$(1,410.7)
Income / (loss) from discontinued operations	-	-	-	(70.7)	595.0	-	524.3
Net (loss)	$(886.4)	$(708.7)	$(40.5)	$518.0	$(1,036.8)	$1,268.0	$(886.4)
(Income) / loss attributable to noncontrolling interest	-	-	-	-	(0.3)	-	(0.3)
Net income / (loss) attributable to ordinary shareholders	$(886.4)	$(708.7)	$(40.5)	$518.0	$(1,037.1)	$1,268.0	$(886.7)
Other Comprehensive income / (loss)	(310.8)	(291.2)	-	-	(310.8)	602.0	(310.8)
Comprehensive income / (loss)	$(1,197.2)	$(999.9)	$(40.5)	$518.0	$(1,347.9)	$1,870.0	$(1,197.5)

Warner Chilcott Limited

Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2015

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net income / (loss)	$4,559.2	$(2,212.7)	$0.5	$82.2	$4,535.2	$(2,402.6)	$4,561.8
Reconciliation to net cash provided by operating activities:
(Earnings) / losses of equity interest subsidiaries	(4,559.2)	2,466.7	-	(310.1)	-	2,402.6	-
Depreciation	-	-	-	0.2	183.7	-	183.9
Amortization	-	-	-	-	4,192.8	-	4,192.8
Provision for inventory reserve	-	-	-	-	108.6	-	108.6
Share-based compensation	-	-	-	35.6	474.9	-	510.5
Deferred income tax benefit	-	-	-	-	(7,470.9)	-	(7,470.9)
In-process research and development impairments	-	-	-	-	497.6	-	497.6
Loss / (gain) on asset sales and impairments, net	-	-	-	-	57.2	-	57.2
Amortization of inventory step-up	-	-	-	-	1,019.8	-	1,019.8
Amortization of deferred financing costs	-	268.8	14.8	3.1	2.5	-	289.2
Accretion and contingent consideration	-	-	-	-	89.2	-	89.2
Dividends from subsidiaries	138.4	138.4	-	-	-	(276.8)	-
Other, net	-	-	-	-	54.9	-	54.9
Changes in assets and liabilities (net of effects of acquisitions)	(0.1)	(4,977.5)	(20,827.2)	227.0	24,586.8	-	(991.0)
Net cash provided by operating activities	138.3	(4,316.3)	(20,811.9)	38.0	28,332.3	(276.8)	3,103.6
Cash Flows From Investing Activities:
Additions to property plant and equipment	-	-	-	(35.5)	(315.2)	-	(350.7)
Additions to product rights and other intangibles	-	-	-	-	(91.1)	-	(91.1)
Additions to investments	(9,000.8)	(9,000.8)	-	-	(27.0)	18,001.6	(27.0)
Proceeds from sale of investments and other assets	-	-	-	-	855.8	-	855.8
Proceeds from sales of property, plant and equipment	-	-	-	-	133.6	-	133.6
Acquisitions of business, net of cash acquired	-	-	-	-	(35,242.7)	-	(35,242.7)
Net cash (used in) investing activities	(9,000.8)	(9,000.8)	-	(35.5)	(34,686.6)	18,001.6	(34,722.1)
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness	-	5,500.0	20,955.6	-	0.8	-	26,456.4
Proceeds from borrowings on credit facility	-	2,810.0	-	-	72.0	-	2,882.0
Debt issuance and other financing costs	-	(167.1)	(143.7)	-	-	-	(310.8)
Payments on debt, including capital lease obligations	-	(3,692.5)	-	-	(634.2)	-	(4,326.7)
Payments of contingent consideration	-	-	-	-	(138.3)	-	(138.3)
Dividends to Parent	(138.4)	(138.4)	-	-	(138.4)	276.8	(138.4)
Contribution from Parent	9,000.8	9,000.8	-	-	9,000.8	(18,001.6)	9,000.8
Net cash provided by / (used in) financing activities	8,862.4	13,312.8	20,811.9	-	8,162.7	(17,724.8)	33,425.0
Effect of currency exchange rate changes on cash and cash equivalents	-	-	-	-	(5.1)	-	(5.1)
Movement in cash held for sale	-	-	-	-	-	-	-
Net increase / (decrease) in cash and cash equivalents	(0.1)	(4.3)	-	2.5	1,803.3	-	1,801.4
Cash and cash equivalents at beginning of period	0.1	5.5	-	1.5	237.2	-	244.3
Cash and cash equivalents at end of period	$-	$1.2	$-	$4.0	$2,040.5	$-	$2,045.7

Warner Chilcott Limited

Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2014

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net income / (loss)	$(886.4)	$(708.7)	$(40.5)	$518.0	$(1,036.8)	$1,268.0	$(886.4)
Reconciliation to net cash provided by operating activities:
(Earnings) / losses of equity interest subsidiaries	886.4	1,062.8	-	(681.2)	-	(1,268.0)	-
Depreciation	-	-	-	0.2	169.5	-	169.7
Amortization	-	-	-	-	1,720.7	-	1,720.7
Provision for inventory reserve	-	-	-	-	110.2	-	110.2
Share-based compensation	-	-	-	1.4	258.0	-	259.4
Deferred income tax benefit	-	-	-	-	(412.5)	-	(412.5)
In-process research and development impairments	-	-	-	-	321.3	-	321.3
Loss / (gain) on asset sales and impairments, net	-	-	-	-	34.2	-	34.2
Amortization of inventory step-up	-	-	-	-	703.3	-	703.3
Amortization of deferred financing costs	-	1.0	22.9	2.4	8.1	-	34.4
Accretion and contingent consideration	-	-	-	-	(24.2)	-	(24.2)
Non-cash impact of debt extinguishment					(91.7)		(91.7)
Other, net	-	-	-	-	(19.1)	-	(19.1)
Changes in assets and liabilities (net of effects of acquisitions)	(0.1)	(13.2)	(3,606.7)	167.2	2,935.7	-	(517.1)
Net cash provided by operating activities	(0.1)	341.9	(3,624.3)	8.0	4,676.7	-	1,402.2
Cash Flows From Investing Activities:
Additions to property plant and equipment	-	-	-	(7.6)	(166.5)	-	(174.1)
Additions to product rights and other intangibles	-	-	-	-	(0.1)	-	(0.1)
Additions to investments	-	-	-	-	-	-	-
Proceeds from sale of investments and other assets	-	-	-	-	452.7	-	452.7
Proceeds from sales of property, plant and equipment	-	-	-	-	12.0	-	12.0
Acquisitions of business, net of cash acquired	-	-	-	-	(4,922.6)	-	(4,922.6)
Net cash (used in) investing activities	-	-	-	(7.6)	(4,624.5)	-	(4,632.1)
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness	-		6,076.2	-	2,000.0	-	8,076.2
Proceeds from borrowings on credit facility	-	80.0		-	-	-	80.0
Debt issuance and other financing costs	-	-	(51.9)	-	(6.3)	-	(58.2)
Payments on debt, including capital lease obligations	-	(417.8)	(2,400.0)	-	(2,057.7)	-	(4,875.5)
Payments of contingent consideration	-	-	-	-	(12.6)	-	(12.6)
Dividends to Parent	-	-	-	-	-	-	-
Contribution from Parent	-	-	-	-	-	-	-
Net cash provided by / (used in) financing activities	-	(337.8)	3,624.3	-	(76.6)	-	3,209.9
Effect of currency exchange rate changes on cash and cash equivalents	-	-	-	-	(2.1)	-	(2.1)
Movement in cash held for sale	-	-	-	-	37.0	-	37.0
Net increase / (decrease) in cash and cash equivalents	(0.1)	4.1	0.0	0.4	10.5	-	14.9
Cash and cash equivalents at beginning of period	0.1	0.3	-	1.4	321.7	-	323.5
Cash and cash equivalents at end of period	$-	$4.4	$0.0	$1.8	$332.2	$-	$338.4

NOTE 22 – Subsequent Events

Mimetogen

On November 4, 2015, the Company announced that itentered into an exclusive licensing agreement with Mimetogen Pharmaceuticals (“Mimetogen”), a clinical stage biotechnology company, to develop and commercialize tavilermide (MIM-D3), a topical formulation of a novel small molecule TrkA agonist for the treatment of dry eye disease, in exchange for an upfront payment $50.0 million to Mimetogen and the funding of phase 3 development of tavilermide. Mimetogen will additionally be entitled to receive potential milestone payments and royalties based on commercialization of the product.  The Company will include the financial impact of the transaction in the fourth quarter of 2015.

Northwood Medical Innovation

On November 4, 2015, the Company announced that it entered into an agreement to acquire Northwood Medical Innovation Ltd, developer of innovative implant technology, earFold™. earFold™ is a medical device for the correction of prominent ears, with or without asymmetry, in patients aged 7 years and older. earFold™ received a CE mark in April 2015, and has been made available by Northwood Medical Innovation Ltd to trained and accredited plastic surgeons, otolaryngologists (Ear, Nose and Throat) and maxillo-facial surgeons, primarily in the UK.

Almirall

On October 27, 2015, the Company and Ironwood Pharmaceuticals, Inc. announced that Allergan has acquired rights to Constella® (linaclotide) in the European Union, Switzerland, Turkey and the Commonwealth of Independent States from Almirall, S.A. and has also reacquired rights to Linzess® (linaclotide) in Mexico from Almirall for €60 million.

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

References throughout to “we,” “our,” “us,” the “Company” or “Allergan” refer to financial information and transactions of Allergan plc. References to “Warner Chilcott Limited” refer to Warner Chilcott Limited, the Company’s indirect wholly-owned subsidiary, and, unless the context otherwise requires, its subsidiaries. Warner Chilcott Limited is an indirect wholly-owned subsidiary of Allergan plc, the ultimate parent of the group. The results of Warner Chilcott Limited are consolidated into the results of Allergan plc. Due to the deminimis activity between Allergan plc and Warner Chilcott Limited, references throughout this filing relate to both Allergan plc and Warner Chilcott Limited. Warner Chilcott Limited representations relate only to itself and not to any other company.

To the extent that the Allergan quarterly results contained, referred to or summarized in this document constitute a profit forecast for the purposes of Rule 28 of the Irish Takeover Rules, such results will (unless not otherwise required by the Irish Takeover Rules or the Irish Takeover Panel consents otherwise) be reported on in accordance with that rule at the appropriate time. Except as described in the previous sentence, no statement in this document is intended to constitute a profit forecast for any period, nor should any statements be interpreted to mean that earnings or earnings per share will necessarily be greater or lesser than those for the relevant preceding financial periods for Allergan as appropriate. No statement in this document constitutes an asset valuation.

Overview

Allergan plc is a global specialty pharmaceutical company engaged in the development, manufacturing, marketing, and distribution of brand name (“brand”, “branded” or “specialty brand”), medical aesthetics, generic, branded generic, biosimilar and over-the-counter (“OTC”) pharmaceutical products. The Company has operations in more than 100 countries. Warner Chilcott Limited is a wholly-owned subsidiary of Allergan plc and has the same principal business activities. As a result of the Allergan Acquisition (defined below) which closed on March 17, 2015, the Company expanded its franchises to include ophthalmology, neurosciences and medical aesthetics/dermatology/plastic surgery, which complements the Company’s existing central nervous system, gastroenterology, women’s health and urology franchises. The combined company benefits significantly from Allergan, Inc’s. (“Legacy Allergan”) global brand equity and consumer awareness of key products, including Botox® and Restasis®. The Allergan

Acquisition also expanded our presence and market and product reach across many international markets, with strengthened commercial positions across Canada, Europe, Southeast Asia and other high-value growth markets, including China, India, the Middle East and Latin America.

On July 26, 2015 we entered into a master purchase agreement (the “Teva Agreement”), under which Teva Pharmaceutical Industries Ltd. (“Teva”) agreed to acquire our global generic pharmaceuticals business and certain other assets for approximately $40.5 billion (the “Teva Transaction”).  Under the Teva Agreement, upon the closing of the Teva Transaction, we will receive $33.75 billion in cash and approximately $6.75 billion in Teva stock in exchange for which Teva will acquire our global generics business, including the United States (“U.S.”) and international generic commercial units, our third-party supplier Medis, our global generic manufacturing operations, our global generic R&D unit, our international over-the-counter (OTC) commercial unit (excluding OTC eye care products) and some established international brands. The transaction is subject to customary closing conditions and expected to close in the first quarter of 2016.  As a result of the transaction, and in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) number 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, the Company is accounting for the assets and liabilities to be divested as held for sale.  Further, the financial results of the business held for sale have been reclassified to discontinued operations for all periods presented in our condensed consolidated financial statements.

2015 Significant Business Developments

During 2015, we entered into / completed the following transactions that impacted our results of operations and will continue to have an impact on our future operations.

Acquisitions

AqueSys

On October 16, 2015, the Company acquired AqueSys, Inc. (“AqueSys”), a private, clinical stage medical device company focused on developing ocular implants that reduce intraocular pressure (IOP) associated with glaucoma, in an all-cash transaction. Under the terms of the agreement, the Company acquired AqueSys for a $300.0 million upfront payment and regulatory approval and commercialization milestone payments related to AqueSys' lead development programs, including XEN45, a soft shunt that is implanted in the subconjunctival space in the eye through a minimally invasive procedure with a single use, pre-loaded proprietary injector. The company will include the financial impact of the transaction in the fourth quarter of 2015.

Kythera

On October 1, 2015, the Company acquired Kythera Biopharmaceuticals (“Kythera”), for $75 per share, or approximately $2.1 billion (the “Kythera Acquisition”). Kythera is focused on the discovery, development and commercialization of novel prescription aesthetic products. Kythera’s lead product is Kybella® injection, the first and only Federal and Drug Administration (“FDA”) approved, non-surgical treatment for moderate to severe submental fullness, commonly referred to as double chin. The Company will include the financial impact of the transaction in the fourth quarter of 2015.

Oculeve

On August 10, 2015, the Company acquired Oculeve, Inc. (“Oculeve”), a development-stage medical device company focused on developing novel treatments for dry eye disease. Under the terms of the agreement, Allergan acquired Oculeve for an acquisition accounting purchase price of $134.5 million (the “Oculeve Acquisition”), including $1.6 million in cash plus $90.0 million for the estimated fair value of contingent consideration of which the Company may owe up to $300.0  million in future payments. The Company acquired Oculeve and its lead product candidate OD-01, an intranasal neurostimulation device, as well as other dry eye products in development.

Allergan

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

The contribution from the acquisition of Legacy Allergan for the three and nine months ended September 30, 2015 is as follows ($ in millions):

	Three Months Ended September 30, 2015
	US	US Medical
	Brands	Aesthetics	International	Corporate	Total

Net revenues	$839.4	$445.0	$545.6	$3.7	$1,833.7

Operating expenses:
Cost of sales(1)	46.9	26.5	78.2	278.4	430.0
Selling and marketing	146.9	89.2	144.4	18.1	398.6
General and administrative	-	7.8	30.1	89.2	127.1
Contribution	$645.6	$321.5	$292.9	$(382.0)	$878.0

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

	Nine Months Ended September 30, 2015
	US	US Medical
	Brands	Aesthetics	International	Corporate	Total

Net revenues	$1,767.9	$987.0	$1,284.0	$4.0	$4,042.9

Operating expenses:
Cost of sales(1)	96.2	63.7	194.8	807.5	1,162.2
Selling and marketing	318.9	200.8	333.1	176.2	1,029.0
General and administrative	1.9	21.7	66.4	638.6	728.6
Contribution	$1,350.9	$700.8	$689.7	$(1,618.3)	$1,123.1

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

As a result of the acquisition, the Company incurred the following transaction and integration costs in the three and nine months ended September 30, 2015 ($ in millions):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Cost of sales
Stock-based compensation acquired for Legacy Allergan employees	$4.7	$18.9
Acquisition, integration and restructuring related charges	0.3	12.4
Research and development
Stock-based compensation acquired for Legacy Allergan employees	16.6	108.2
Acquisition, integration and restructuring related charges	17.5	83.7
Selling and marketing
Stock-based compensation acquired for Legacy Allergan employees	23.6	86.5
Acquisition, integration and restructuring related charges	5.4	65.9
General and administrative
Stock-based compensation acquired for Legacy Allergan employees	16.8	243.0
Acquisition-related expenditures	-	65.5
Acquisition, integration and restructuring related charges	65.7	231.4
Other (expense) income
Bridge loan facilities expense	-	(264.9)
Interest rate lock	-	30.9
Total transaction and integration costs	$150.6	$1,149.5

Licenses and Asset Acquisitions

Mimetogen

On November 4, 2015, the Company announced that it entered into an exclusive licensing agreement with Mimetogen Pharmaceuticals (“Mimetogen”), a clinical stage biotechnology company, to develop and commercialize tavilermide (MIM-D3), a topical formulation of a novel small molecule TrkA agonist for the treatment of dry eye disease, in exchange for an upfront payment of $50.0 million to Mimetogen and the funding of phase 3 development of tavilermide. Mimetogen will additionally be entitled to receive potential milestone payments and royalties based on commercialization of the product. The Company will include the financial impact of the transaction in the fourth quarter of 2015.

Northwood Medical Innovation

On November 4, 2015, the Company announced that it entered into an agreement to acquire Northwood Medical Innovation Ltd, developer of innovative implant technology, earFold™. earFold™ is a medical device for the correction of prominent ears, with or without asymmetry, in patients aged 7 years and older. earFold™ received a CE mark in April 2015, and has been made available by Northwood Medical Innovation Ltd to trained and accredited plastic surgeons, otolaryngologists (Ear, Nose and Throat) and maxillo-facial surgeons, primarily in the UK.

Almirall

On October 27, 2015, the Company and Ironwood Pharmaceuticals, Inc. announced that Allergan has acquired rights to Constella® (linaclotide) in the European Union, Switzerland, Turkey and the Commonwealth of Independent States from Almirall, S.A. and has also reacquired rights to Linzess® (linaclotide) in Mexico from Almirall for €60 million.

Naurex

On August 28, 2015, the Company acquired certain products in early stage developments of Naurex, Inc. (“Naurex”) in an all-cash transaction of $571.7 million (the “Naurex Transaction”) plus future contingent payments, which was accounted for as an asset acquisition and recognized as a component of research and development (“R&D”) expenses in the three and nine months ended September 30, 2015.  The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing as well as certain other inputs and processes that the transaction did not qualify as a business.  The Naurex Transaction expands our pipeline with Naurex’s two leading product candidates GLYX-13 and NRX-1074, two compounds that utilize NMDA modulation as a potential new approach to the treatment of Major Depressive Disorder (“MDD”), a disease that can lead to suicidality among the most severe patients.

Migraine License

On August 6, 2015, the Company entered into an agreement with Merck & Co. (“Merck”) under which the Company acquired the exclusive worldwide rights to Merck’s early development stage investigational small molecule oral calcitonin gene-related peptide receptor antagonists, which are being developed for the treatment and prevention of migraines. The transaction is being accounted for as an asset acquisition. The Company acquired these rights for an upfront charge of $250.0 million which was recognized as a component of R&D expenses in the three and nine months ended September 30, 2015.  The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing as well as certain other inputs and processes that the transaction did not qualify as a business.  The Company paid $125.0 million in the three and nine months ended September 30, 2015 and the remaining $125.0 million is payable on April 1, 2016.  Additionally, Merck will be owed contingent payments based on commercial and development milestones of up to $965.0 million as well as royalties.

Divestitures

Teva

On July 26, 2015, we entered into the Teva Agreement.

Respiratory Business

As part of the Forest Acquisition (defined below), we acquired certain assets that comprised Legacy Forest’s branded respiratory business in the U.S. and Canada (the “Respiratory Business”). During the year ended December 31, 2014, we held for sale the respiratory assets of $734.0 million, including allocated goodwill to this unit of $309.1 million. On March 2, 2015, the Company sold the Respiratory Business to AstraZeneca plc (“AstraZeneca”) for consideration of $600.0 million upon closing, additional funds to be received for the sale of certain of our inventory to AstraZeneca and low single-digit royalties above a certain revenue threshold. AstraZeneca also paid Allergan an additional $100.0 million and Allergan has agreed to a number of contractual consents and approvals, including certain amendments to the ongoing collaboration agreements between AstraZeneca and Allergan. As a result of the final terms of the agreement, in the nine months ended September 30, 2015, the Company recognized an incremental charge in cost of sales (including the acquisition accounting fair value mark-up of inventory) relating to inventory that will not be sold to AstraZeneca of $35.3 million. The Company recognized a loss in other (expense) income, net for the sale of the business of $5.3 million in the nine months ended September 30, 2015.

Pharmatech

As part of the Forest Acquisition, the Company acquired certain manufacturing plants and contract manufacturing agreements within the business known as Aptalis Pharmaceutical Technologies (“Pharmatech”). In accordance with acquisition accounting, the assets were fair valued on July 1, 2014 as assets held in use, including market participant synergies anticipated under the concept of “highest and best use.” During the fourth quarter of 2014, the decision was made to hold these assets for sale as one complete unit, without integrating the unit and realizing anticipated synergies. During the year ended December 31, 2014, the Company recognized an impairment on assets held for sale of $189.9 million (the “Pharmatech Transaction”) which included a portion of goodwill allocated to this business unit. In the second quarter of 2015, the Company completed the divestiture of the Pharmatech business.

2014 Significant Business Developments

During 2014, we completed the following transactions that impacted our results of operations and will continue to have an impact on our future operations.

Durata Therapeutics

On November 17, 2014, we completed our tender offer to purchase all of the outstanding shares of Durata Therapeutics, Inc. (“Durata”), an innovative pharmaceutical company focused on the development and commercialization of novel therapeutics for patients with infectious diseases and acute illnesses (the “Durata Acquisition”). Allergan purchased all outstanding shares of Durata, which were valued at approximately $724.5 million, including the assumption of debt, as well as one contingent value right (“CVR”) per share, entitling the holder to receive additional cash payments of up to $5.00 per CVR if certain regulatory or commercial milestones related to Durata’s lead product Dalvance™ are achieved. The CVR had an acquisition date fair value of $49.0 million. We accounted for the acquisition as a business combination requiring that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. On March 2, 2015, the Company announced that the European Commission has granted Allergan’s subsidiary Durata Therapeutics International B.V., marketing authorization for Xydalba™ (dalbavancin) for the treatment of acute bacterial skin and skin structure infections (ABSSSI) in adults. The approval triggered the first CVR payment. The difference between the fair value of the CVR on the date of acquisition of $24.5 million and the payment made of $30.9 million, or $6.4 million, was recorded as an operating expense in the nine months ended September 30, 2015.

Furiex

On July 2, 2014, the Company acquired Furiex Pharmaceuticals, Inc. (“Furiex”) in an all-cash transaction (the “Furiex Acquisition”) valued at $1,156.2 million (including the assumption of debt) and up to approximately $360.0 million in a CVR that may be payable based on which controlled substance schedule designation (if any) that eluxadoline, Furiex’s lead product, receives following approval (if any), which had an acquisition accounting fair value of $88.0 million on the date of acquisition (included in the value of $1,156.2 million). In the second quarter of 2015, the Company received approval from the FDA of the eluxadoline product, Viberzi®.

Viberzi® is a first-in-class, locally-acting mu opioid receptor agonist and delta opioid receptor antagonist for treating symptoms of diarrhea-predominant irritable bowel syndrome (IBS-d), a condition that affects approximately 28 million patients in the United States and Europe.

In connection with the close of the Furiex Acquisition, the Company further announced that it closed the transaction related to the sale of Furiex’s royalties on Alogliptin and Priligy® to Royalty Pharma for $408.6 million in cash consideration.

Contingent Consideration

Additional consideration was conditionally due to the seller based upon the status of eluxadoline as a controlled drug, if any. The Company estimated the acquisition accounting fair value of the contingent consideration to be $88.0 million using a probability weighted approach that considered the possible outcomes based on assumptions related to the timing and probability of the product launch date, discount rates matched to the timing of the payment, and probability of success rates and discount adjustments on the related cash flows.

As of September 30, 2015, Company anticipated scheduling as a C-IV product from the Drug Enforcement Agency (“DEA”) for Viberzi® and recognized an expense of $59.3 million and $29.8 million as a component of R&D expense in the three and nine months ended September 30, 2015, respectively, based on the estimated payment to CVR shareholders versus the prior probability weighted outcomes. The final CVR is anticipated to be based on the status of Viberzi®, as a controlled drug, as a schedule IV (C-IV) drug, for $10 in cash for each CVR totaling $118.5 million which is recorded in accrued expenses.

Forest Laboratories

On July 1, 2014, the Company acquired Forest Laboratories, Inc. (“Legacy Forest”) for $30.9 billion including outstanding indebtedness assumed of $3.3 billion, equity consideration of $20.6 billion, which includes outstanding equity awards, and cash consideration of $7.1 billion (the “Forest Acquisition”). Under the terms of the transaction, Legacy Forest shareholders received 89.8 million Allergan plc (formerly Actavis plc) ordinary shares, 6.1 million Allergan plc non-qualified stock options and 1.1 million Allergan plc share units. Legacy Forest was a leading, fully integrated, specialty pharmaceutical company largely focused on the United States market. Legacy Forest marketed a portfolio of branded drug products and developed new medicines to treat patients suffering from diseases principally in the following therapeutic areas: central nervous system, cardiovascular, gastrointestinal, respiratory, anti-infective, and cystic fibrosis.

The contribution from the acquisition of Forest to the US Brands segment for the period of January 1, 2015 to June 30, 2015, the period in which there was no comparative prior year results was as follows ($ in millions):

January 1 - June 30, 2015
Net revenues	$2,242.9

Operating expenses:
Cost of sales(1)	374.9
Selling and marketing	539.2
General and administrative	79.9
Contribution	$1,248.9

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

As a result of the Forest Acquisition, the Company incurred the following transaction and integration costs in the three and nine months ended September 30, 2015 ($ in millions):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Cost of sales
Stock-based compensation acquired for Forest employees	$0.9	$3.6
Severance-related charges	-	1.1
Research and development
Stock-based compensation acquired for Forest employees	5.5	30.0
Severance-related charges	0.4	9.2
Selling and marketing
Stock-based compensation acquired for Forest employees	9.4	37.8
Severance-related charges	0.4	17.3
General and administrative
Stock-based compensation acquired for Forest employees	10.7	43.0
Other integration charges	17.9	47.6
Severance-related charges	1.7	19.2
Total transaction and integration costs	$46.9	$208.8

As a result of the transaction, the Company incurred the following transaction and integration costs in the three and nine months ended September 30, 2014 ($ in millions):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Cost of sales
Stock-based compensation acquired for Forest employees	$6.1	$6.1
Severance-related charges	7.6	7.6
Research and development
Stock-based compensation acquired for Forest employees	38.8	38.8
Severance-related charges	19.1	19.1
Selling and marketing
Stock-based compensation acquired for Forest employees	37.9	37.9
Severance-related charges	38.8	42.2
Other integration costs	1.6	3.4
General and administrative
Stock-based compensation acquired for Forest employees	123.9	123.9
Severance-related charges	49.1	59.3
Other integration costs	53.6	80.5
Financing related charges	0.6	9.3
Other income (expense)
Bridge loan facilities	2.8	25.8
Total transaction and integration costs	$379.9	$453.9

2013 Significant Business Developments

During 2013, we completed the following transactions that impacted our results of operations and will continue to have an impact on our future operations.

Warner Chilcott

On October 1, 2013, the Company acquired of Warner Chilcott plc (“Warner Chilcott”) in a stock for stock transaction for a value, including the assumption of debt, of $9.2 billion (the “Warner Chilcott Acquisition”). Warner Chilcott was a leading specialty pharmaceutical company focused on the women’s healthcare, gastroenterology, urology and dermatology segments of the branded pharmaceuticals market, primarily in North America.

Operating results

Segments

In the third quarter of 2015, there was a strategic shift in the business as a result of the Teva Transaction. As a result, the continuing operations was realigned to reflect the segments as US Brands, US Medical Aesthetics, International Brands, and Anda Distribution. Prior to the realignment, the Company operated and managed its business as five distinct operating segments: US Brands, US Medical Aesthetics, International Brands, Global Generics, and Anda Distribution.

Under the new organizational structure being reported, the Company organized its business into four operating segments: US Brands, US Medical Aesthetics, International Brands and Anda Distribution. In addition, certain revenues and shared costs and the results of corporate initiatives are being managed outside of the four segments.  The new operating segments are organized as follows:

•	The US Brands segment includes sales and expenses relating to branded products within the United States, including certain Botox® therapies.
•	The US Medical Aesthetics segment includes sales and expenses relating to aesthetics and dermatology products within the United States, including certain Botox® therapies.
•	The International Brands segment includes sales and expenses relating to products sold outside of the United States.

•

The Anda Distribution segment includes distribution of generic and branded pharmaceutical products manufactured by third parties, as well as by the Company, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. The Anda Distribution segment operating results exclude sales of products developed, acquired, or licensed by the US Brands, US Medical Aesthetics and International Brands segments.  As the generics business is now reported within discontinued operations, the Anda Distribution segment includes revenues and expenses related to Company manufactured generics products sold through Anda.

The Company evaluates segment performance based on segment contribution. Segment contribution for segments represents net revenues less cost of sales (excluding amortization and impairment of acquired intangibles including product rights), selling and marketing expenses, and select general and administrative expenses. The Company does not evaluate the following items at the segment level:

•

Revenues and operating expenses within cost of sales (excluding amortization and impairment of acquired intangibles including product rights), selling and marketing expenses and general and administrative expenses that result from the impact of corporate initiatives.  Corporate initiatives primarily include integration, restructuring, acquisition and other shared costs.

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

The Company defines segment net sales as product sales and other revenue derived from branded products or licensing agreements. In March 2015, as a result of the Allergan Acquisition, we began to promote Restasis®, Lumigan®/Ganfort®, Alphagan®/Combigan®, Botox®, fillers, other aesthetic products and other eye care products. In July 2014, as a result of the Forest Acquisition, the Company also began recognizing revenues on key US brands, including, but not limited to, Bystolic ®, Canasa®, Carafate®, Fetzima ®, Linzess ®, Namenda IR® (which lost exclusivity in July 2015), Namenda XR®, Saphris®, Teflaro® and Viibryd®.

Cost of sales within segment contribution includes production and packaging costs for the products we manufacture, third party acquisition costs for products manufactured by others, profit-sharing or royalty payments for products sold pursuant to licensing agreements, inventory reserve charges and excess capacity utilization charges, where applicable. Cost of sales does not include amortization or impairment costs for acquired product rights or other acquired intangibles.

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

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the three months ended September 30, 2015 and 2014 ($ in millions):

	Three Months Ended September 30, 2015
	US	US Medical	International	Anda
	Brands	Aesthetics	Brands	Distribution	Total

Net revenues	$2,391.3	$457.3	$660.6	$576.0	$4,085.2

Operating expenses:
Cost of sales(1)	290.2	27.7	112.5	495.5	925.9
Selling and marketing	409.8	89.2	155.8	36.3	691.1
General and administrative	26.9	7.8	41.0	11.0	86.7
Segment Contribution	$1,664.4	$332.6	$351.3	$33.2	$2,381.5
Contribution margin	69.6%	72.7%	53.2%	5.8%	58.3%
Corporate					608.7
Research and development					1,260.5
Amortization					1,560.2
In-process research and development impairments					300.0
Asset sales and impairments, net					(4.4)
Operating (loss)					(1,343.5)
Operating margin					(32.9)%

(1) Excludes amortization and impairment of acquired intangibles including product rights.
	Three Months Ended September 30, 2014
	US	US Medical	International	Anda
	Brands	Aesthetics	Brands	Distribution	Total

Net revenues	$1,592.7	$-	$57.8	$500.3	$2,150.8

Operating expenses:
Cost of sales(1)	253.1	-	24.7	422.6	700.4
Selling and marketing	315.3	-	10.2	34.7	360.2
General and administrative	36.9	-	5.2	9.1	51.2
Segment Contribution	$987.4	$-	$17.7	$33.9	$1,039.0
Contribution margin	62.0%	0.0%	30.6%	6.8%	48.3%
Corporate					1,034.4
Research and development					276.6
Amortization					705.0
In-process research and development impairments					305.0
Asset sales and impairments, net					-
Operating (loss)					(1,282.0)
Operating margin					(59.6)%

(1) Excludes amortization and impairment of acquired intangibles including product rights.

The following is a reconciliation of net revenues for the operating segments to the Company’s net revenues for the three months ended September 30, 2015 and 2014 ($ in millions):

	Three Months Ended September 30,		Change
	2015	2014	Dollars	%
Segment net revenues	$4,085.2	$2,150.8	$1,934.4	89.9%
Corporate revenues	3.7	-	3.7	n.m.
Net revenues	$4,088.9	$2,150.8	$1,938.1	90.1%

No other country represents ten percent or more of net revenues outside of the United States. The US Brands, US Medical Aesthetics, and Anda Distribution segments are comprised solely of sales within the United States.

The following table represents global net revenues for the top products for the three months ended September 30, 2015 and 2014 ($ in millions):

	Three Months Ended September 30,
	Global				U.S.				International
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Botox®	$604.5	$-	$604.5	n.m.	$435.7	$-	$435.7	n.m.	$168.8	$-	$168.8	n.m.
Restasis®	328.3	-	328.3	n.m.	312.8	-	312.8	n.m.	15.5	-	15.5	n.m.
Namenda® IR	54.9	307.0	(252.1)	(82.1)%	54.9	307.0	(252.1)	(82.1)%	-	-	-	-
Namenda XR®	214.5	120.6	93.9	77.9%	214.5	120.6	93.9	77.9%	-	-	-	-
Fillers	167.6	-	167.6	n.m.	89.7	-	89.7	n.m.	77.9	-	77.9	n.m.
Lumigan®/Ganfort®	157.9	-	157.9	n.m.	71.7	-	71.7	n.m.	86.2	-	86.2	n.m.
Bystolic®	155.7	138.6	17.1	12.3%	155.3	138.1	17.2	12.5%	0.4	0.5	(0.1)	(20.0)%
Asacol®/Delzicol®	157.2	153.7	3.5	2.3%	141.9	135.2	6.7	5.0%	15.3	18.5	(3.2)	(17.3)%
Alphagan®/Combigan®	120.8	-	120.8	n.m.	81.4	-	81.4	n.m.	39.4	-	39.4	n.m.
Linzess®/Constella®	117.5	80.0	37.5	46.9%	117.5	79.7	37.8	47.4%	-	0.3	(0.3)	n.m.
Viibryd®/Fetzima®	84.5	66.4	18.1	27.3%	84.5	66.4	18.1	27.3%	-	-	-	-
Lo Loestrin®	90.8	71.6	19.2	26.8%	89.8	70.8	19.0	26.8%	1.0	0.8	0.2	25.0%
Breast Implants	64.4	-	64.4	n.m.	32.5	-	32.5	n.m.	31.9	-	31.9	n.m.
Estrace® Cream	87.4	66.7	20.7	31.0%	87.4	66.7	20.7	31.0%	-	-	-	-
Aczone®	48.0	-	48.0	n.m.	48.0	-	48.0	n.m.	-	-	-	-
Minastrin® 24	74.4	54.0	20.4	37.8%	74.4	54.0	20.4	37.8%	-	-	-	-
Other Products Revenues	984.5	591.9	392.6	66.3%	756.6	554.2	202.4	36.5%	227.9	37.7	190.2	504.5%
Total Products Revenues	3,512.9	1,650.5	1,862.4	112.8%	2,848.6	1,592.7	1,255.9	78.9%	664.3	57.8	606.5	1049.3%
ANDA Revenues	576.0	500.3	75.7	15.1%	576.0	500.3	75.7	15.1%	-	-	-	-
Total Net Revenues	$4,088.9	$2,150.8	$1,938.1	90.1%	$3,424.6	$2,093.0	$1,331.6	63.6%	$664.3	$57.8	$606.5	1049.3%

No other product represents ten percent or more of total net revenues.

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the nine months ended September 30, 2015 and 2014 ($ in millions):

	Nine Months Ended September 30, 2015
	US	US Medical	International	Anda
	Brands	Aesthetics	Brands	Distribution	Total

Net revenues	$6,669.4	$1,023.9	$1,496.4	$1,678.4	$10,868.1

Operating expenses:
Cost of sales(1)	831.0	66.8	263.6	1,437.7	2,599.1
Selling and marketing	1,241.2	200.9	394.2	111.4	1,947.7
General and administrative	113.2	21.7	83.4	30.7	249.0
Segment Contribution	$4,484.0	$734.5	$755.2	$98.6	$6,072.3
Contribution margin	67.2%	71.7%	50.5%	5.9%	55.9%
Corporate					2,251.8
Research and development					1,927.9
Amortization					3,866.1
In-process research and development impairments					497.6
Asset sales and impairments, net					3.1
Operating (loss)					(2,474.2)
Operating margin					(22.8)%

(1) Excludes amortization and impairment of acquired intangibles including product rights.
	Nine Months Ended September 30, 2014
	US	US Medical	International	Anda
	Brands	Aesthetics	Brands	Distribution	Total

Net revenues	$2,719.0	$-	$124.3	$1,480.1	$4,323.4

Operating expenses:
Cost of sales(1)	390.1	-	35.7	1,250.2	1,676.0
Selling and marketing	467.6	-	33.4	100.4	601.4
General and administrative	78.9	-	6.3	25.7	110.9
Segment Contribution	$1,782.4	$-	$48.9	$103.8	$1,935.1
Contribution margin	65.6%	0.0%	39.3%	7.0%	44.8%
Corporate					1,522.9
Research and Development					368.6
Amortization					1,192.2
In-process research and development impairments					320.0
Asset sales and impairments, net					(5.3)
Operating (loss)					(1,463.3)
Operating margin					(33.8)%

(1) Excludes amortization and impairment of acquired intangibles including product rights.

The following is a reconciliation of net revenues for the operating segments to the Company’s net revenues for the nine months ended September 30, 2015 and 2014 ($ in millions):

	Nine Months Ended September 30,		Change
	2015	2014	Dollars	%
Segment net revenues	$10,868.1	$4,323.4	$6,544.7	151.4%
Corporate revenues	5.4	(0.1)	5.5	n.m.
Net revenues	$10,873.5	$4,323.3	$6,550.2	151.5%

No other country represents ten percent or more of net revenues outside of the United States. The US Brands, US Medical Aesthetics, and Anda Distribution segments are comprised solely of sales within in the United States.

The following table presents global net revenues for the top products of the Company for the nine months ended September 30, 2015 and 2014 ($ in millions):

	Nine Months Ended September 30,
	Global				U.S.				International
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Botox®	$1,320.1	$-	$1,320.1	n.m.	$926.7	$-	$926.7	n.m.	$393.4	$-	$393.4	n.m.
Restasis®	683.2	-	683.2	n.m.	651.4	-	651.4	n.m.	31.8	-	31.8	n.m.
Namenda® IR	532.9	307.0	225.9	73.6%	532.9	307.0	225.9	73.6%	-	-	-	-
Namenda XR®	569.8	120.6	449.2	372.5%	569.8	120.6	449.2	372.5%	-	-	-	-
Fillers	388.1	-	388.1	n.m.	206.6	-	206.6	n.m.	181.5	-	181.5	n.m.
Lumigan®/Ganfort®	355.5	-	355.5	n.m.	165.9	-	165.9	n.m.	189.6	-	189.6	n.m.
Bystolic®	476.9	138.6	338.3	244.1%	476.1	138.1	338.0	244.8%	0.8	0.5	0.3	60.0%
Asacol®/Delzicol®	455.7	455.4	0.3	0.1%	407.8	401.2	6.6	1.6%	47.9	54.2	(6.3)	(11.6)%
Alphagan®/Combigan®	272.3	-	272.3	n.m.	184.9	-	184.9	n.m.	87.4	-	87.4	n.m.
Linzess®/Constella®	325.8	80.0	245.8	307.3%	325.8	79.7	246.1	308.8%	-	0.3	(0.3)	n.m.
Viibryd®/Fetzima®	244.8	66.4	178.4	268.7%	244.8	66.4	178.4	268.7%	-	-	-	-
Lo Loestrin®	253.3	202.0	51.3	25.4%	251.7	201.2	50.5	25.1%	1.6	0.8	0.8	100.0%
Breast Implants	145.8	-	145.8	n.m.	66.2	-	66.2	n.m.	79.6	-	79.6	n.m.
Estrace® Cream	229.4	177.9	51.5	28.9%	229.4	177.9	51.5	28.9%	-	-	-	-
Aczone®	114.3	-	114.3	n.m.	114.3	-	114.3	n.m.	-	-	-	-
Minastrin® 24	195.9	158.4	37.5	23.7%	195.3	158.4	36.9	23.3%	0.6	-	0.6	n.m.
Other Products Revenues	2,631.3	1,136.9	1,494.4	131.4%	2,143.7	1,068.5	1,075.2	100.6%	487.6	68.4	419.2	612.8%
Total Products Revenues	9,195.1	2,843.2	6,351.9	223.4%	7,693.3	2,719.0	4,974.3	182.9%	1,501.8	124.2	1,377.6	1109.2%
ANDA Revenues	1,678.4	1,480.1	198.3	13.4%	1,678.4	1,480.1	198.3	13.4%	-	-	-	-
Total Net Revenues	$10,873.5	$4,323.3	$6,550.2	151.5%	$9,371.7	$4,199.1	$5,172.6	123.2%	$1,501.8	$124.2	$1,377.6	1109.2%

US Brands Segment

Three months ended September 30, 2015 and 2014

The following table presents net contribution for the US Brands segment for the three months ended September 30, 2015 and 2014 ($ in millions):

	Three Months Ended
	September 30,		Change
	2015	2014	Dollars	%
Central Nervous System (CNS)	$657.9	$554.6	$103.3	18.6%
Eyecare	539.9	-	539.9	n.m.
Gastroenterology (GI)	398.6	327.0	71.6	21.9%
Women's Health	272.8	238.8	34.0	14.2%
Cardiovascular	155.3	138.1	17.2	12.5%
Infectious Disease	52.3	22.7	29.6	130.4%
Urology	69.3	26.7	42.6	159.6%
Other	245.2	284.8	(39.6)	-13.9%
Net revenues	$2,391.3	$1,592.7	$798.6	50.1%
Operating expenses:
Cost of sales(1)	290.2	253.1	37.1	14.7%
Selling and marketing	409.8	315.3	94.5	30.0%
General and administrative	26.9	36.9	(10.0)	-27.1%
Segment contribution	$1,664.4	$987.4	$677.0	68.6%
Segment margin	69.6%	62.0%		7.6%
(1)	Excludes amortization and impairment of acquired intangibles including product rights.

The increase in segment revenues is primarily due to the contribution from the Allergan Acquisition, growth in top promoted products such as Namenda XR®, Linzess®, Estrace Cream, Minastrin® 24, and Lo Loestrin®, offset, in part, by a decline in Namenda IR® revenues of $252.1 million as a result of generic competition.

The increase in operating expenses is due to the Allergan Acquisition, offset, in part by savings due to corporate initiatives during 2014 and the nine months ended September 30, 2015.

Nine months ended September 30, 2015 and 2014

The following table presents net contribution for the US Brands segment for the nine months ended September 30, 2015 and 2014 ($ in millions).

	Nine Months Ended
	September 30,		Change
	2015	2014	Dollars	%
Central Nervous System (CNS)	$2,033.2	$554.6	$1,478.6	266.6%
Eyecare	1,213.2	-	1,213.2	n.m.
Gastroenterology (GI)	1,138.4	593.0	545.4	92.0%
Women's Health	767.1	682.1	85.0	12.5%
Cardiovascular	476.1	138.1	338.0	244.8%
Infectious Disease	138.3	22.7	115.6	509.3%
Urology	170.0	83.2	86.8	104.3%
Other	733.1	645.3	87.8	13.6%
Net revenues	$6,669.4	$2,719.0	$3,950.4	145.3%
Operating expenses:
Cost of sales(1)	831.0	390.1	440.9	113.0%
Selling and marketing	1,241.2	467.6	773.6	165.4%
General and administrative	113.2	78.9	34.3	43.5%
Segment contribution	$4,484.0	$1,782.4	$2,701.6	151.6%
Segment margin	67.2%	65.6%		1.6%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

The increase in segment revenues and operating expenses is due to the Allergan Acquisition and the timing of the Forest Acquisition which contributed nine months of earnings in the nine months ended September 30, 2015 versus three months in the nine months ended September 30, 2014, offset in part by the impact of restructuring initiatives.

US Medical Aesthetics

Three months ended September 30, 2015 and 2014

The following table presents net contribution for the US Medical Aesthetics segment for the three months ended September 30, 2015 and 2014 ($ in millions):

	Three Months Ended
	September 30,		Change
	2015	2014	Dollars	%
Facial Aesthetics Total	$249.0	$-	$249.0	n.m.
Medical Dermatology Total	144.6	-	144.6	n.m.
Plastic Surgery Total	63.7	-	63.7	n.m.
Net revenues	$457.3	$-	$457.3	n.m.
Operating expenses:
Cost of sales(1)	27.7	-	27.7	n.m.
Selling and marketing	89.2	-	89.2	n.m.
General and administrative	7.8	-	7.8	n.m.
Segment contribution	$332.6	$-	$332.6	n.m.
Segment margin	72.7%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

The US Medical segment is primarily attributable to the Allergan Acquisition.  As such, the increased contribution is not comparable period-over-period.

Nine months ended September 30, 2015 and 2014

The following table presents net contribution for the US Medical Aesthetics segment for the nine months ended September 30, 2015 and 2014 ($ in millions):

	Nine Months Ended
	September 30,		Change
	2015	2014	Dollars	%
Facial Aesthetics Total	$547.9	$-	$547.9	n.m.
Medical Dermatology Total	338.3	-	338.3	n.m.
Plastic Surgery Total	137.7	-	137.7	n.m.
Net revenues	$1,023.9	$-	$1,023.9	n.m.
Operating expenses:
Cost of sales(1)	66.8	-	66.8	n.m.
Selling and marketing	200.9	-	200.9	n.m.
General and administrative	21.7	-	21.7	n.m.
Segment contribution	$734.5	$-	$734.5	n.m.
Segment margin	71.7%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

The US Medical segment is primarily attributable to the Allergan Acquisition.  As such, the increased contribution is not comparable period-over-period.

International Brands

Three months ended September 30, 2015 and 2014

The following table presents net contribution for the International Brands segment for the three months ended September 30, 2015 and 2014 ($ in millions):

	Three Months Ended
	September 30,		Change
	2015	2014	Dollars	%
Eyecare	$281.5	$-	$281.5	n.m.
Facial Aesthetics	176.6	-	176.6	n.m.
Other Therapeutics	167.9	57.8	110.1	190.5%
Plastic Surgery	34.6	-	34.6	n.m.
Net revenues	$660.6	$57.8	$602.8	1,042.9%
Operating expenses:
Cost of sales(1)	112.5	24.7	87.8	355.5%
Selling and marketing	155.8	10.2	145.6	1,427.5%
General and administrative	41.0	5.2	35.8	688.5%
Segment contribution	$351.3	$17.7	$333.6	1,884.7%
Segment margin	53.2%	30.6%		22.6%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

The International Brands segment is primarily attributable to the Allergan Acquisition.  As such, the increased contribution is not comparable period-over-period.

Nine months ended September 30, 2015 and 2014

The following table presents net contribution for the International Brands segment for the nine months ended September 30, 2015 and 2014 ($ in millions):

	Nine Months Ended
	September 30,		Change
	2015	2014	Dollars	%
Eyecare	$623.5	$-	$623.5	n.m.
Facial Aesthetics	416.5	-	416.5	n.m.
Other Therapeutics	370.8	124.3	246.5	198.3%
Plastic Surgery	85.6	-	85.6	n.m.
Net revenues	$1,496.4	$124.3	$1,372.1	1,103.9%
Operating expenses:
Cost of sales(1)	263.6	35.7	227.9	638.4%
Selling and marketing	394.2	33.4	360.8	1,080.2%
General and administrative	83.4	6.3	77.1	1,223.8%
Segment contribution	$755.2	$48.9	$706.3	1,444.4%
Segment margin	50.5%	39.3%		11.2%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

The International Brands segment is primarily attributable to the Allergan Acquisition.  As such, the increased contribution is not comparable period-over-period.

Anda Distribution Segment

Three months ended September 30, 2015 and 2014

The following table presents net contribution for the Anda Distribution segment for the three months ended September 30, 2015 and 2014 ($ in millions):

	Three Months Ended
	September 30,		Change
	2015	2014	Dollars	%

Net revenues	$576.0	$500.3	$75.7	15.1%
Operating expenses:
Cost of sales(1)	495.5	422.6	72.9	17.3%
Selling and marketing	36.3	34.7	1.6	4.6%
General and administrative	11.0	9.1	1.9	20.9%
Segment contribution	$33.2	$33.9	$(0.7)	(2.1)%
Segment margin	5.8%	6.8%		(1.0)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

Net Revenues

The increase in net revenues was primarily due to an increase in U.S. base product sales due to primarily volume increases and price increases ($47.2 million) and an increase in third-party launches ($15.8 million).  Also included are results related to the Company’s manufactured products sold through our Anda Distribution segment and were previously included in our former Global Generics Segment.

Cost of Sales

The increase in cost of sales within our Anda Distribution segment was due to higher product sales. Cost of sales as a percentage of revenue increased to 86.0% compared to 84.5% in the prior year period primarily due to product and customer mix.

Selling and Marketing Expenses

The increase in selling and marketing expenses relate to higher freight costs and higher personnel costs.

General and Administrative Expenses

General and administrative costs were consistent period over period.

Nine months ended September 30, 2015 and 2014

The following table presents net contribution for the Anda Distribution segment for the nine months ended September 30, 2015 and 2014 ($ in millions):

	Nine Months Ended
	September 30,		Change
	2015	2014	Dollars	%

Net revenues	$1,678.4	$1,480.1	$198.3	13.4%
Operating expenses:
Cost of sales(1)	1,437.7	1,250.2	187.5	15.0%
Selling and marketing	111.4	100.4	11.0	11.0%
General and administrative	30.7	25.7	5.0	19.5%
Segment contribution	$98.6	$103.8	$(5.2)	(5.0)%
Segment margin	5.9%	7.0%		(1.1)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

Net Revenues

The increase in net revenues was primarily due to an increase in U.S. base product sales due to volume and price increases ($120.0 million) and an increase in third-party launches ($52.8 million). Also included are results related to the Company’s manufactured products sold through our Anda Distribution segment and were previously included in our former Global Generics Segment.

Cost of Sales

The increase in cost of sales within our Anda Distribution segment was due to higher product sales. Cost of sales as a percentage of revenue increased to 85.7% compared to 84.5% in the prior year period primarily due to product and customer mix.

Selling and Marketing Expenses

The increase in selling and marketing expenses relate to higher freight costs and higher personnel costs.

General and Administrative Expenses

General and administrative costs were consistent period over period.

Corporate

Three months ended September 30, 2015 and 2014

Corporate represents the results of corporate initiatives as well as the impact of select revenues and shared costs.  The following represents the corporate amounts for the three months ended September 30, 2015 and 2014 ($ in millions):

	Three Months Ended September 30, 2015
	Integration and Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Other	Revenues and Shared Costs	Total

Net Sales	$-	$-	$-	$3.7	$-	$3.7
Operating expenses:
Cost of sales(1)	0.4	20.6	297.2	-	(1.2)	317.0
Selling and marketing	5.4	-	24.6	-	0.7	30.7
General and administrative	87.8	-	18.6	22.0	136.3	264.7
Contribution	$(93.6)	$(20.6)	$(340.4)	$(18.3)	$(135.8)	$(608.7)

(1) Excludes amortization and impairment of acquired intangibles including product rights.
	Three Months Ended September 30, 2014
	Integration and Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Other	Revenues and Shared Costs	Total

Net Sales	$-	$-	$-	$-	$-	$-
Operating expenses:
Cost of sales(1)	9.2	0.9	472.6	-	-	482.7
Selling and marketing	40.3	-	34.5	105.2	-	180.0
General and administrative	117.3	-	127.2	(10.1)	137.3	371.7
Contribution	$(166.8)	$(0.9)	$(634.3)	$(95.1)	$(137.3)	$(1,034.4)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

In the three months ended September 30, 2015, integration and restructuring charges primarily related to the integration of the Legacy Allergan business, as well as the acquisition of Forest.  In the three months ended September 30, 2015, the Company incurred $292.9 million in cost of sales primarily related to the fair value inventory step-up from the Allergan Acquisition and the Forest Acquisition as products were sold to the Company’s third party customers. The Company also incurred charges related to the purchase accounting impact on stock-based compensation related the Allergan and Forest acquisitions, which increased cost of sales, selling and marketing and general and administrative expenses. In addition, in the quarter ended September 30, 2015, the Company incurred mark-to-market unrealized losses for foreign currency option contracts that are entered into to offset future exposure to movements in currencies.  In the three months ended September 30, 2014, the integration and restructuring charges, primarily related to integration of the Forest and Warner Chilcott businesses.  In the three months ended September 30, 2014, the Company incurred $466.7 million in cost of sales for the pull through of the acquisition accounting fair value adjustment to inventory step-up related primarily to the acquired Forest and Warner Chilcott inventory as that product was sold to the Company’s third party customers. The Company also incurred charges related to the purchase accounting impact on stock-based compensation related the Forest and Warner Chilcott acquisitions, which increased cost of sales, selling and marketing and general and administrative expenses. Other costs include a charge of $105.0 million to account for an additional year of the non-tax deductible Branded Prescription Drug Fee in accordance with final regulations issued in the third quarter by the Internal Revenue Service.

Nine months ended September 30, 2015 and 2014

Corporate represents the results of corporate initiatives as well as the impact of select revenues and shared costs.  The following represents the corporate amounts for the nine months ended September 30, 2015 and 2014 ($ in millions):

	Nine Months Ended September 30, 2015
	Integration and Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Other	Revenues and Shared Costs	Total

Net Sales	$-	$-	$-	$3.8	$1.6	$5.4
Operating expenses:
Cost of sales(1)	48.8	53.1	996.9	-	2.0	1,100.8
Selling and marketing	81.9	-	100.3	-	0.5	182.7
General and administrative	374.2	-	262.1	62.7	274.7	973.7
Contribution	$(504.9)	$(53.1)	$(1,359.3)	$(58.9)	$(275.6)	$(2,251.8)

(1) Excludes amortization and impairment of acquired intangibles including product rights.
	Nine Months Ended September 30, 2014
	Integration and Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Other	Revenues and Shared Costs	Total

Net Sales	$-	$-	$-	$(0.1)	$-	$(0.1)
Operating expenses:
Cost of sales(1)	22.7	2.1	670.6	-	-	695.4
Selling and marketing	48.2	-	34.5	115.2	-	197.9
General and administrative	181.7	-	130.0	(7.6)	325.4	629.5
Contribution	$(252.6)	$(2.1)	$(835.1)	$(107.7)	$(325.4)	$(1,522.9)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

In the nine months ended September 30, 2015, integration and restructuring charges primarily related to the integration of the Allergan business, as well as the acquisition of Forest.  In the nine months ended September 30, 2015, the Company incurred $977.7 million in cost of sales related to the fair value of inventory step-up primarily related to the Allergan Acquisition and the Forest Acquisition as inventory acquired was sold to the Company’s third party customers.  The Effect of Purchase Accounting also includes an increase in stock-based compensation resulting from the acquisition accounting impact on acquired Allergan and Forest stock-based compensation plans. In addition, in the nine months ended September 30, 2015, the Company incurred mark-to-market unrealized losses for foreign currency option contracts that are entered into to hedge future exposure to movements in currencies.  In the nine months ended September 30, 2014, integration and restructuring charges related primarily to the integration of the Forest and Warner Chilcott businesses.  In the nine months ended September 30, 2014, the Company incurred $664.7 million in cost of sales for fair value inventory step-up primarily related to the acquired Forest and Warner Chilcott inventory as that product was sold to the Company’s third party customers. The Company also incurred charges related to the purchase accounting impact on stock-based compensation related the Forest and Warner Chilcott acquisitions, which increased cost of sales, selling and marketing and general and administrative expenses. Other costs include a charge of $105.0 million to account for an additional year of the non-tax deductible Branded Prescription Drug Fee in accordance with final regulations issued in the third quarter by the Internal Revenue Service.

Research and Development Expenses

R&D expenses consist predominantly of personnel-related costs, active pharmaceutical ingredient costs, contract research, biostudy and facilities costs associated with product development.

Three months Ended September 30, 2015 and 2014

R&D expenses consisted of the following components in the three months ended September 30, 2015 and 2014 ($ in millions):

	Three Months Ended September 30,		Change
	2015	2014	Dollars	%
Ongoing operating expenses	$305.0	$192.2	$112.8	58.7%
Brand related milestone payments and upfront license payments	857.3	17.1	840.2	4913.5%
Contingent consideration adjustments, net	60.1	1.9	58.2	3063.2%
Acquisition, integration, and restructuring charges	22.7	19.3	3.4	17.6%
Acquisition accounting fair market value adjustment to stock-based compensation	15.4	46.1	(30.7)	(66.6)%
Total expenditures	$1,260.5	$276.6	$983.9	355.7%

The increase in ongoing operating expenses is primarily due to the impact of the Allergan Acquisition. Included within brand related milestone payments and upfront license charges is $250.0 million relating to the migraine license with Merck and $571.7 million related to upfront charges as part of the Naurex Transaction.

Nine months Ended September 30, 2015 and 2014

R&D expenses consisted of the following components in the nine months ended September 30, 2015 and 2014 ($ in millions):

	Nine Months Ended September 30,		Change
	2015	2014	Dollars	%
Ongoing operating expenses	$778.7	$314.6	$464.1	147.5%
Brand-related milestone payments and upfront license payments	897.3	17.1	880.2	5147.4%
Acquisition accounting fair market value adjustment to stock-based compensation	119.0	46.1	72.9	158.1%
Acquisition, integration, and restructuring charges	98.2	23.7	74.5	314.3%
Contingent consideration adjustments, net	34.7	(32.9)	67.6	-205.5%
Total expenditures	$1,927.9	$368.6	$1,559.3	423.0%

The increase in ongoing operating expenses is primarily due to the impact of the Forest and Allergan acquisitions. Included within brand related milestone payments and upfront license charges is $250.0 million relating to the migraine license with Merck and $571.7 million related to upfront charges as part of the Naurex Transaction.

Amortization

Three months Ended September 30, 2015 and 2014

	Three Months Ended September 30,		Change
($ in millions)	2015	2014	Dollars	%
Amortization	$1,560.2	$705.0	$855.2	121.3%

Amortization for the three months ended September 30, 2015 increased as compared to the prior year period primarily as a result of increased amortization of identifiable assets acquired in the Allergan Acquisition of $878.0 million.

Nine months Ended September 30, 2015 and 2014

	Nine Months Ended September 30,		Change
($ in millions)	2015	2014	Dollars	%
Amortization	$3,866.1	$1,192.2	$2,673.9	224.3%

Amortization for the nine months ended September 30, 2015 increased compared to the prior year period primarily as a result of increased amortization of identifiable assets acquired in the Allergan Acquisition of $1,898.8 million and the impact of the Forest Acquisition.

IPR&D Impairments and Asset Sales and Impairments, Net

Three months Ended September 30, 2015 and 2014

	Three Months Ended September 30,		Change
($ in millions)	2015	2014	Dollars	%
IPR&D impairments	$300.0	$305.0	$(5.0)	(1.6)%
Asset sales and impairments, net	(4.4)	-	(4.4)	n.m.

In the three months ended September 30, 2015, the Company made the decision to abandon a select IPR&D asset (acquired in connection with the Allergan Acquisition) based on the review of research studies, resulting in an impairment of the full asset value of $300.0 million

IPR&D impairments for the three months ended September 30, 2014  primarily included the impairments related to the abandonment of certain R&D projects of $165.0 million and an impairment charge of $140.0 million related to acquired in-process research and development (“IPR&D”) due to the FDA Cardiovascular and Renal Drugs Advisory Committee (“CRDAC”) voting to recommend against approval of Allergan’s New Drug Application (“NDA”) for the fixed-dose combination of nebivolol and valsartan for the treatment of hypertension.

Nine months Ended September 30, 2015 and 2014

	Nine Months Ended September 30,		Change
($ in millions)	2015	2014	Dollars	%
IPR&D impairments	$497.6	$320.0	$177.6	55.5%
Asset sales and impairments, net	3.1	(5.3)	8.4	158.5%

In addition to the charges recognized in the three months ended September 30, 2015, the Company recorded an impairment of $192.1 million related to a reduction in cash flows for women’s healthcare portfolio products acquired in the Warner Chilcott Acquisition as planned promotional initiatives on these future products has been reduced.

In addition to the charges recognized in the three months ended September 30, 2014, IPR&D impairments related to the Estelle and Colvir assets acquired in the Uteron Acquisition of $15.1 million.

Interest Income

Three months Ended September 30, 2015 and 2014

	Three Months Ended September 30,		Change
($ in millions)	2015	2014	Dollars	%
Interest income	$3.8	$1.6	$2.2	137.5%

Nine months Ended September 30, 2015 and 2014

	Nine Months Ended September 30,		Change
($ in millions)	2015	2014	Dollars	%
Interest income	$8.2	$3.8	$4.4	115.8%

Interest income represents interest earned on cash and cash equivalents held during the respective periods.

Interest Expense

Three months Ended September 30, 2015 and 2014

	Three Months Ended September 30,		Change
($ in millions)	2015	2014	Dollars	%
Interest expense—Fixed Rate Notes	$289.5	$103.6	185.9	179.4%
Interest expense—AGN Term Loan	25.2	-	25.2	n.m.
Interest expense—ACT Term Loan	11.0	17.4	(6.4)	(36.8)%
Interest expense—Floating Rate Notes	5.9	-	5.9	n.m.
Interest expense—WC Term Loan	3.4	8.5	(5.1)	(60.0)%
Interest expense—Revolving Credit Facility	0.2	0.6	(0.4)	(66.7)%
Interest expense—Other	5.0	2.0	3.0	150.0%
Interest expense	$340.2	$132.1	$208.1	157.5%

Interest expense increased for the three months ended September 30, 2015 over the prior year primarily due to interest from the indebtedness incurred as part of the Allergan Acquisition of $221.4 million.

Nine months Ended September 30, 2015 and 2014

	Nine Months Ended September 30,		Change
($ in millions)	2015	2014	Dollars	%
Interest expense—Fixed Rate Notes	$716.0	$223.8	$492.2	219.9%
Interest expense—AGN Term Loan	54.4	-	54.4	n.m.
Interest expense—ACT Term Loan	39.8	30.1	9.7	32.2%
Interest expense—WC Term Loan	14.1	24.1	(10.0)	(41.5)%
Interest expense—Floating Rate Notes	12.9	-	12.9	n.m.
Interest expense—Bridge Loan	2.0	-	2.0	n.m.
Interest expense—Revolving Credit Facility	2.1	1.9	0.2	10.5%
Interest expense—Other	10.7	4.1	6.6	161.0%
Interest expense	$852.0	$284.0	$568.0	200.0%

Interest expense increased for the nine months ended September 30, 2015 over the prior year primarily due to interest from the indebtedness incurred as part of the Allergan Acquisition of $491.7 million and the Forest Acquisition.

Other (expense) income, net

Three Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,		Change
($ in millions)	2015	2014	Dollars	%
Extinguishment of debt	$-	$29.9	$(29.9)	n.m.
Sale of business	5.0	-	5.0	n.m.
Other (expense) income	(4.8)	(0.5)	(4.3)	860.0%
Other (expense) income, net	$0.2	$29.4	$(29.2)

Extinguishment of Debt

On July 21, 2014, the Company redeemed the then outstanding WC Notes for $1,311.8 million, which included a make-whole premium of $61.8 million and the principal amount of the WC Notes of $1,250.0 million. As a result of the transaction, the Company recognized a gain of $29.9 million, which includes the write-off of the then outstanding unamortized premium.

Nine months Ended September 30, 2015 and 2014

	Nine Months Ended September 30,		Change
($ in millions)	2015	2014	Dollars	%
Bridge loan commitment fee	$(264.9)	$(25.8)	$(239.1)	926.7%
Interest rate lock	31.0	-	31.0	n.m.
Disposal of a business and related charges	(0.3)	-	(0.3)	n.m.
Extinguishment of debt	-	29.9	(29.9)	n.m.
Other income	(3.9)	11.2	(15.1)	(134.8)%
Other (expense) income, net	$(238.1)	$15.3	$(253.4)

Bridge Loan Commitment Fee

During the nine months ended September 30, 2015, in connection with the Allergan Acquisition, we incurred costs associated with bridge loan commitments of $264.9 million. In the nine months ended September 30, 2014 in connection with the Forest Acquisition, we secured a bridge loan commitment of up to $7.0 billion and incurred associated commitment charges of $25.8 million.

Interest rate lock

During the nine months ended September 30, 2015, the Company entered into interest rate locks on a portion of the $21.0 billion of debt issued as part of the Allergan Acquisition. As a result of the interest rate locks, the Company recorded income of $31.0 million.

(Benefit) / Provision for Income Taxes

Three Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,		Change
($ in millions)	2015	2014	Dollars	%
(Benefit) / Provision for income taxes	$(824.9)	$(221.0)	$(603.9)	273.3%
Effective tax rate	49.1%	16.0%

The Company’s effective tax (benefit) rate for the three months ended September 30, 2015 was 49.1% compared to 16.0% for the three months ended September 30, 2014. The effective tax rate for the three months ended September 30, 2015 was impacted by income earned in low tax jurisdictions, losses in certain jurisdictions for which no tax benefit is provided and the amortization of intangibles and the step-up in inventory benefited at rates other than the Irish statutory rate. Additionally, the tax provision for the three months ended September 30, 2015 included a benefit of $318.9 million for the reversal of a valuation allowance on a portion of

U.S. capital loss carryforwards resulting from restructuring associated with the sale of the generics business, a benefit of $36.8 million for the recognition of previously unrecognized tax benefits, a benefit of $41.3 million for certain IPR&D impairments and a benefit of $44.0 million for net operating losses acquired as part of the Naurex Transaction. The effective tax rate for the three months ended September 30, 2014 was primarily impacted by U.S. losses tax benefited at rates greater than the Irish statutory rate. This benefit was partially offset by a one-time non-deductible pre-tax expense for the 2015 Branded Prescription Drug Fee of $101.0 million and certain IPR&D impairments of $305 million in low tax jurisdictions.

Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended September 30,		Change
($ in millions)	2015	2014	Dollars	%
(Benefit) / Provision for income taxes	$(1,456.9)	$(306.6)	$(1,150.3)	375.2%
Effective tax rate	41.0%	17.7%

The Company’s effective tax (benefit) rate for the nine months ended September 30, 2015 was 41.0% compared to 17.7% for nine months ended September 30, 2014. The effective tax rate for the nine months ended September 30, 2015 was impacted by income earned in jurisdictions with tax rates different from the Irish statutory rate and U.S. losses tax benefited at rates greater than the Irish statutory rate. This is partially offset by amortization of intangibles and the step-up in inventory benefited at rates different from the Irish statutory rate. Additionally, the tax benefit for the nine months ended September 30, 2015 included a benefit of $318.9 million for the reversal of a valuation allowance on a portion of U.S. capital loss carryforwards resulting from restructuring associated with the sale of the global generics business, a benefit of $36.8 million for the recognition of previously unrecognized tax benefits, a benefit of $41.3 million for certain IPR&D impairments and a benefit of $44.0 million for net operating losses acquired as part of the Naurex Transaction. The effective tax rate for the nine months ended September 30, 2014 was primarily impacted by U.S. losses tax benefited at rates greater than the Irish statutory rate. This benefit was partially offset by a one-time non-deductible pre-tax expense for the 2015 Branded Prescription Drug Fee of $101.0 million and certain IPR&D impairments of $305 million in low tax jurisdictions.

Discontinued Operations

On July 27, 2015, the Company announced that it has entered into the Teva Transaction.  Under the agreement, Teva will acquire Allergan's global generics business, including the U.S. and international generic commercial units, our third-party supplier Medis, our global generic manufacturing operations, our global generic R&D unit, our international over-the-counter (OTC) commercial unit (excluding OTC eye care products) and some established international brands.

Allergan will retain its dynamic global branded pharmaceutical and medical aesthetic businesses, as well as its biosimilars development programs and the Anda distribution business.

Financial results of the global generics business are presented as “Income from discontinued operations” on the Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014; and assets and liabilities of the global generics business to be disposed of are presented as “Current assets held for sale”, “Non current assets held for sale”, “Current liabilities held for sale” and “Non current liabilities held for sale” on the Consolidated Balance Sheet as of September 30, 2015 and December 31, 2014.

The following table presents key financial results of the global generics business included in “Income from discontinued operations” for the three and nine months ended September 30, 2015 and 2014 ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Third party revenues	$1,365.4	$1,532.3	$4,570.0	$4,682.1
Related party sales	65.1	57.8	198.9	179.7
Net revenues	1,430.5	1,590.1	4,768.9	4,861.8
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	775.8	757.7	2,296.1	2,280.8
Research and development	98.9	115.2	317.4	352.7
Selling and marketing	121.1	167.0	429.0	482.5
General and administrative	191.7	144.4	493.6	372.8
Amortization	33.7	168.6	326.7	528.5
In-process research and development impairments	-	-	-	1.3
Asset sales and impairments, net	3.2	7.3	54.1	18.0
Total operating expenses	1,224.4	1,360.2	3,916.9	4,036.6
Operating income	206.1	229.9	852.0	825.2
Other (expense) income, net	-	2.5	(8.4)	(14.2)
(Benefit) / provision for income taxes	(5,951.3)	113.1	(5,804.3)	286.7
Net income from discontinued operations	$6,157.4	$119.3	$6,647.9	$524.3

Related party revenues represent the sale of product to the Company’s Anda Distribution segment.

Liquidity and Capital Resources

Working Capital Position

Working capital at September 30, 2015 and December 31, 2014 is summarized as follows:

	September 30,	December 31,	Increase
($ in millions):	2015	2014	(Decrease)
Current Assets:
Cash and cash equivalents	$2,063.9	$250.0	$1,813.9
Marketable securities	7.0	1.0	6.0
Accounts receivable, net	2,143.2	1,107.9	1,035.3
Inventories	1,285.4	976.7	308.7
Prepaid expenses and other current assets	748.6	478.8	269.8
Current assets held for sale	3,802.1	3,819.2	(17.1)
Deferred tax assets	6,608.5	477.0	6,131.5
Total current assets	16,658.7	7,110.6	9,548.1
Current liabilities:
Accounts payable and accrued expenses	$4,513.5	$2,995.7	$1,517.8
Income taxes payable	84.7	33.9	50.8
Current portion of long-term debt and capital leases	2,035.4	693.4	1,342.0
Deferred revenue	32.9	17.8	15.1
Current liabilities held for sale	1,449.5	1,465.7	(16.2)
Deferred tax liabilities	17.0	41.0	(24.0)
Total current liabilities	8,133.0	5,247.5	2,885.5
Working Capital	$8,525.7	$1,863.1	$6,662.6
Working Capital excluding assets held for sale, net	$6,173.1	$(490.4)	$6,663.5
Adjusted Current Ratio	1.92	0.87

Working capital excluding assets held for sale, net, increased $6,663.5 million to $6,173.1 million at September 30, 2015 compared to $(490.4) million at December 31, 2014.  The increase in working capital is primarily due to working capital acquired as part of the Allergan Acquisition of $1,154.2 million, excluding cash and the fact that the Company recorded a $6.0 billion deferred tax asset in the third quarter of 2015 related to investments in certain subsidiaries as our intention is not to hold these subsidiaries indefinitely.  The recognition of this benefit has been reflected in income from discontinued operations, net of tax with the deferred tax asset reflected in current deferred tax assets on the balance sheet.

Cash Flows from Operations

Summarized cash flow from operations is as follows:

	Nine Months Ended September 30,
($ in millions)	2015	2014
Net cash provided by operating activities	$2,974.5	$1,431.4

Cash flows from operations represent net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities increased $1,543.1 million in the nine months ended September 30, 2015 versus the prior year period, due primarily to an increase in net income, adjusted for non-cash activity of $2,141.8 million ($4,027.5 million and $1,885.7 million of adjusted cash net income in the nine months ended September 30, 2015 and 2014, respectively), offset, in part, by an increase in working capital, primarily due to the use of cash to pay accrued liabilities.

Management expects that available cash balances and the remaining 2015 cash flows from operating activities will provide sufficient resources to fund our operating liquidity needs and expected 2015 capital expenditure funding requirements.

Investing Cash Flows

Our cash flows from investing activities are summarized as follows:

	Nine Months Ended September 30,
($ in millions)	2015	2014
Net cash (used in) investing activities	$(34,722.1)	$(4,632.1)

Investing cash flows consist primarily of cash used in acquisitions of businesses and intangibles (primarily product rights), capital expenditures and purchases of investments and marketable securities partially offset by proceeds from the sale of investments and marketable securities. Included in the nine months ended September 30, 2015 was cash used in connection with the Allergan Acquisition and the Auden Acquisition, net of cash acquired, of $34,646.2 million and $463.7 million, respectively, and capital expenditures for property, plant and equipment of $350.7 million, offset, in part by cash received from the sale of assets, primarily the respiratory business and Pharmatech assets, of $855.8 million.

Included in the nine months ended September 30, 2014, was net cash used in connection with the acquisitions of Forest ($3,646.4 million) and Furiex ($1,086.0 million), of $4,732.4 million, capital expenditures for property, plant and equipment of $174.1 million and the purchases of other businesses, net of cash acquired of $190.2 million, offset, in part by cash received from the sale of assets of $452.7 million, including royalty streams related to former Furiex products.

Financing Cash Flows

Our cash flows from financing activities are summarized as follows:

	Nine Months Ended September 30,
($ in millions)	2015	2014
Net cash provided by financing activities	$33,566.6	$3,176.2

Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of ordinary shares and proceeds from the exercise of stock options. Cash provided by financing activities in the nine months ended September 30, 2015 included the issuance of indebtedness of $29,338.4 million, the issuance of ordinary shares of $4,071.1 million and the issuance of Mandatory Convertible Preferred Shares of $4,929.7 million in connection with the Allergan Acquisition, offset in part by payments of debt of $4,326.7 million and debt issuance costs of $310.8 million.

Included in the nine months ended September 30, 2014 were the proceeds from the issuance of the long-term indebtedness, net of $3,280.7 million primarily for use in the Forest Acquisition, the repurchase of shares of $99.7 million and the payment of debt issuance costs of $58.2 million.

Debt and Borrowing Capacity

Total debt and capital leases consisted of the following ($ in millions):

	Balance As of		Fair Market Value As of
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Senior Notes:
Floating Rate Notes
$500.0 million floating rate notes due September 1, 2016	$500.0	$-	$499.2	$-
$500.0 million floating rate notes due March 12, 2018	500.0	-	498.0	-
$500.0 million floating rate notes due March 12, 2020	500.0	-	494.8	-
	1,500.0	-	1,492.0	-
Fixed Rate Notes
$800.0 million 5.750% notes due April 1, 2016	800.0	-	817.9	-
$1,000.0 million 1.850% notes due March 1, 2017	1,000.0	-	1,002.0	-
$500.0 million 1.300% notes due June 15, 2017	500.0	500.0	495.4	489.0
$1,200.0 million 1.875% notes due October 1, 2017	1,200.0	1,200.0	1,197.6	1,187.3
$3,000.0 million 2.350% notes due March 12, 2018	3,000.0	-	3,012.0	-
$250.0 million 1.350% notes due March 15, 2018	250.0	-	244.6	-
$1,050.0 million 4.375% notes due February 1, 2019	1,050.0	1,050.0	1,107.2	1,111.4
$500.0 million 2.450% notes due June 15, 2019	500.0	500.0	496.4	498.2
$400.0 million 6.125% notes due August 15, 2019	400.0	400.0	448.4	457.9
$3,500.0 million 3.000% notes due March 12, 2020	3,500.0	-	3,509.0	-
$650.0 million 3.375% notes due September 15, 2020	650.0	-	660.7	-
$750.0 million 4.875% notes due February 15, 2021	750.0	750.0	807.4	808.9
$1,200.0 million 5.000% notes due December 15, 2021	1,200.0	1,200.0	1,299.0	1,301.0
$3,000.0 million 3.450% notes due March 15, 2022	3,000.0	-	2,976.7	-
$1,700.0 million 3.250% notes due October 1, 2022	1,700.0	1,700.0	1,654.5	1,647.5
$350.0 million 2.800% notes due March 15, 2023	350.0	-	327.1	-
$1,200.0 million 3.850% notes due June 15, 2024	1,200.0	1,200.0	1,175.0	1,215.5
$4,000.0 million 3.800% notes due March 15, 2025	4,000.0	-	3,880.1	-
$2,500.0 million 4.550% notes due March 15, 2035	2,500.0	-	2,286.2	-
$1,000.0 million 4.625% notes due October 1, 2042	1,000.0	1,000.0	922.9	980.1
$1,500.0 million 4.850% notes due June 15, 2044	1,500.0	1,500.0	1,374.7	1,539.9
$2,500.0 million 4.750% notes due March 15, 2045	2,500.0	-	2,259.3	-
	32,550.0	11,000.0	31,954.1	11,236.7
Total Senior Notes Gross	34,050.0	11,000.0	33,446.1	11,236.7
Unamortized premium	246.1	239.9	-	-
Unamortized discount	(110.3)	(52.1)	-	-
Total Senior Notes Net	34,185.8	11,187.8	33,446.1	11,236.7
Term Loan Indebtedness:
WC Term Loan
WC Three Year Tranche variable rate debt maturing October 1, 2016	191.5	506.9
WC Five Year Tranche variable rate debt maturing October 1, 2018**	514.9	744.7
	706.4	1,251.6
ACT Term Loan
2017 Term Loan variable rate debt maturing October 31, 2017**	592.6	932.6
2019 Term Loan variable rate debt maturing July 1, 2019**	1,750.0	1,900.0
	2,342.6	2,832.6
AGN Term Loan
AGN Three Year Tranche variable rate debt maturing March 17, 2018	2,750.0	-
AGN Five Year Tranche variable rate debt maturing March 17, 2020**	2,612.5	-
	5,362.5	-
Total Term Loan Indebtedness	8,411.5	4,084.2
Other Indebtedness
Revolver Borrowings	-	255.0
Other	83.2	-
Total Other Borrowings	83.2	255.0
Capital Leases	3.0	4.1
Total Indebtedness	$42,683.5	$15,531.1

**	The indebtedness requires a quarterly repayment of 2.5%.

Fair market value in the table above is determined in accordance with FASB Accounting Standards Codification Topic 820 “Fair Value Measurement” (“ASC 820”) under Level 2 based upon quoted prices for similar items in active markets. The book value of the outstanding term loan indebtedness approximates fair value as the debt is at variable interest rates and re-prices frequently.

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

The 2016 Floating Rate Notes, the 2018 Floating Rate Notes and the 2020 Floating Rate Notes bear interest at a floating rate equal to three-month LIBOR plus 0.875%, 1.080% and 1.255% per annum, respectively. Interest on the 2016 Floating Rate Notes is payable quarterly on March 1, June 1, September 1 and December 1 of each year, and began on June 1, 2015. Interest on the 2018 Floating Rate Notes and the 2020 Floating Rate Notes is payable quarterly on March 12, June 12, September 12 and December 12 of each year, and began on June 12, 2015.

Fixed Rate Notes

The Company has issued fixed rate notes over multiple issuances for various business needs. Interest on the various notes is generally payable semi-annually with various payment dates.

The following represents the activity to the fixed rate notes during the nine months ended September 30, 2015:

•	Actavis Funding SCS issued the 1.850% 2017 Notes, the 2.350% 2018 Notes, the 3.000% 2020 Notes, the 3.450% 2022 Notes, the 3.800% 2025 Notes, the 4.550% 2035 Notes and the 4.750% 2045 Notes;
•

On May 7, 2015, Actavis Funding SCS and Wells Fargo entered into a second supplemental indenture amending the indenture dated as of March 12, 2015 between Actavis Funding SCS and Warner Chilcott Limited, Actavis Capital S.à r.l., and Actavis, Inc., as guarantors (collectively, the “Guarantors”), and Wells Fargo as supplemented and amended by the first supplemental indenture dated as of March 12, 2015 between Actavis Funding SCS, the Guarantors and Wells Fargo (the “Indenture”). The second supplemental indenture amends certain inconsistencies in the terms of the notes offered under the Indenture; and

•

On March 17, 2015 in connection with the Allergan Acquisition, the Company acquired, and subsequently guaranteed, along with Warner Chilcott Limited, the indebtedness of Allergan, Inc. comprised of the $350.0 million 2.800% senior notes due 2023, the $650.0 million 3.375% senior notes due 2020, the $250.0 million 1.350% senior notes due 2018 and the $800.0 million 5.750% senior notes due 2016. Interest payments are due on the $350.0 million senior notes semi-annually on the principal amount of the notes at a rate of 2.80% per annum, and are redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption, if the redemption occurs prior to December 15, 2022 (three months prior to the maturity of the 2023 senior notes). If the redemption occurs on or after December 15, 2022, then such redemption is not subject to the make-whole provision. Interest payments are due on the $650.0 million senior notes semi-annually on the principal amount of the notes at a rate of 3.375% per annum, and are redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption. Interest payments are due on the $250.0 million senior notes semi-annually on the principal amount of the notes at a rate of 1.350% per annum, and are redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption. Interest payments are due on the $800.0 million senior notes semi-annually on the principal amount of the notes at a rate of 5.750% per annum, and are redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption. The fair value of the acquired senior notes was determined to be $2,087.5 million as of March 17, 2015. As such, as part of acquisition accounting, the company recorded a premium of $37.5 million to be amortized as contra interest over the life of the notes.

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

The Company is subject to, and, at September 30, 2015, was in compliance with, all financial and operational covenants under the terms of the WC Term Loan.

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

The Company is subject to, and at September 30, 2015 was in compliance with, all financial and operational covenants under the terms of the ACT Term Loan.

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

The Company is subject to, and as of September 30, 2015 was in compliance with, all financial and operational covenants under the terms of the Revolving Credit Facility. At September 30, 2015, there was no outstanding borrowings under the Revolving Credit Facility and letters of credit outstanding were $28.8 million. The net availability under the Revolving Credit Facility was $971.2 million. The Company borrowed $800.0 million against the Revolver Agreement on October 1, 2015, to finance in part, the Kythera Acquisition.

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

Investment Risk

As of September 30, 2015, our total investments in marketable and equity securities of other companies, including equity method investments were $146.6 million (included in marketable securities and investments and other assets). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.

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

Floating Rate Debt

At September 30, 2015, borrowings outstanding under the floating rate notes and term loan indebtedness were $9,911.5 million. Assuming a one percent increase in the applicable interest rate, annual interest expense would increase by approximately $99.1 million over the next twelve months.

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

Net foreign currency gains and losses did not have a material effect on the Company’s results of operations for the three and nine months ended September 30, 2015 and 2014, respectively.

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

Changes in Internal Control Over Financial Reporting

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures over financial reporting for the period covered by this Form 10–Q. Based on this assessment, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2015, the Company’s disclosure controls and procedures are effective. The Company implemented a new financial reporting consolidation system in the first quarter of 2015. The Company completed testing of this financial reporting system prior to its launch, continues to monitor impacted financial and business processes and believes that an effective control environment has been maintained post-implementation.

There have been no other changes in the Company’s internal control over financial reporting, during the fiscal quarter ended September 30, 2015, that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to “PART I, ITEM 3. LEGAL PROCEEDINGS,” of our Annual Report on Form 10-K for the year ended December 31, 2014 and “Legal Matters” in “NOTE 20 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Quarterly Report.

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes in the Company’s risk factors from those disclosed in the Company’s Form 10-Q for the quarter ended June 30, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities; Uses of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2015, we repurchased 22,666 of our ordinary shares to satisfy tax withholding obligations in connection with the vesting of restricted shares issued to employees as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 - 31, 2015	12,373	$308.14	—	—
August 1 - 31, 2015	8,583	$326.12	—	—
September 1 - 30, 2015	1,710	$300.92	—	—
July 1 – September 30, 2015	22,666	$314.40	—	—

ITEM 6.	EXHIBITS

Reference is hereby made to the Exhibit Index on page 119.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2015.

ALLERGAN PLC WARNER CHILCOTT LIMITED

By:	/s/ Maria Teresa Hilado
Name:	Maria Teresa Hilado
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ James C. D’Arecca
Name:	James C. D’Arecca
Title:	Chief Accounting Officer (Principal Accounting Officer)

EXHBIT INDEX

Exhibit	Description

10.1#

KYTHERA Biopharmaceuticals, Inc. 2012 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.3(a) of KYTHERA Biopharmaceuticals, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2012).

10.2#

KYTHERA Biopharmaceuticals, Inc. 2004 Stock Plan (incorporated by reference to Exhibit 10.10(a) of KYTHERA Biopharmaceuticals, Inc.’s Registration Statement on Form S-1 (No. 333-181476), filed with the SEC on May 17, 2012).

10.3#

KYTHERA Biopharmaceuticals, Inc. 2014 Employment Commencement Incentive Plan (incorporated by reference to Exhibit 99.1 of KYTHERA Biopharmaceuticals, Inc.’s Registration Statement on Form S-8 (No. 333-198512), filed with the SEC on September 2, 2014).

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