Form 10-K
period 2015-12-31
Allergan plc; Warner Chilcott Ltd
filed 2016-02-26
CIK 1578845, 1620602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number	Exact name of registrant as specified in its charter, principal office and address and telephone number	State of incorporation or organization	I.R.S. Employer Identification No.
001-36867	Allergan plc Clonshaugh Business and Technology Park Coolock, Dublin, D17 E400, Ireland (862) 261-7000	Ireland	98-1114402

001-36887	Warner Chilcott Limited Cannon’s Court 22 Victoria Street Hamilton HM 12 Bermuda (441) 295-2244	Bermuda	98-0496358

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Allergan plc Ordinary Shares, $0.0001 par value	New York Stock Exchange

Allergan plc 5.500% Mandatory Convertible Preferred Shares, Series A, par value of $0.0001

Actavis Funding SCS $500,000,000 Floating Rate Notes due 2016*

*Notes issued by Actavis Funding SCS and guaranteed by Warner Chilcott Limited

New York Stock Exchange New York Stock Exchange

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

Allergan plc	☐
Warner Chilcott Limited	☒

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of Allergan plc as of June 30, 2015, based upon the last sale price reported for such date on the New York Stock Exchange, was $119.0 billion. The calculation of the aggregate market value of voting and non-voting stock excludes Class A ordinary shares of Allergan plc held by executive officers, directors, and stockholders that the registrant concluded were affiliates of Allergan plc on that date.

Number of shares of Allergan plc’s Ordinary Shares outstanding on February 15, 2016: 394,687,384

This Annual Report on Form 10-K is a combined report being filed separately by two different registrants: Allergan plc and Warner Chilcott Limited. Warner Chilcott Limited is an indirect wholly owned subsidiary of Allergan plc. The information in this Annual Report on Form 10-K is equally applicable to Allergan plc and Warner Chilcott Limited, except where otherwise indicated. Warner Chilcott Limited meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-K and, to the extent applicable, is therefore filing this form with a reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K (“Annual Report”) is incorporated by reference from the Allergan plc proxy statement to be filed pursuant to Regulation 14A with respect to the Registrant’s Annual Meeting of Shareholders to be held on or about May 5, 2016.

ALLERGAN PLC

WARNER CHILCOTT LIMITED

TABLE OF CONTENTS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2015

ITEM 1.	BUSINESS

Explanatory Note

This Annual Report on Form 10-K is a combined annual report being filed separately by two registrants: Allergan plc and its indirect wholly-owned subsidiary, Warner Chilcott Limited. Each registrant hereto is filing on its own behalf all the information contained in this annual report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representations as to any such information.

Company History

Allergan plc (formerly known as Actavis plc) was incorporated in Ireland on May 16, 2013 as a private limited company and re-registered effective September 20, 2013 as a public limited company. It was established for the purpose of facilitating the business combination between Actavis, Inc. and Warner Chilcott plc (“Warner Chilcott”). On October 1, 2013, pursuant to the transaction agreement dated May 19, 2013 among Actavis, Inc., Warner Chilcott, Allergan plc, Actavis Ireland Holding Limited, Actavis W.C. Holding LLC (now known as Actavis W.C. Holding Inc.) and Actavis W.C. Holding 2 LLC (now known as Actavis W.C. Holding 2 Inc.) (“MergerSub”), (i) the Company acquired Warner Chilcott (the “Warner Chilcott Acquisition”) pursuant to a scheme of arrangement under Section 201, and a capital reduction under Sections 72 and 74, of the Irish Companies Act of 1963 where each Warner Chilcott ordinary share was converted into 0.160 of an Allergan plc ordinary share (the “Company Ordinary Shares”), or $5,833.9 million in equity consideration, and (ii) MergerSub merged with and into Actavis, Inc., with Actavis, Inc. as the surviving corporation in the merger (the “Merger” and, together with the Warner Chilcott Acquisition, the “Transactions”). Following the consummation of the Transactions, Actavis, Inc. and Warner Chilcott became wholly-owned subsidiaries of Allergan plc. Each of Actavis, Inc.’s common shares was converted into one Company Ordinary Share. Effective October 1, 2013, through a series of related-party transactions, Allergan plc contributed its indirect subsidiaries, including Actavis, Inc., to Warner Chilcott Limited.

On March 17, 2015, the Company acquired Allergan, Inc. (“Legacy Allergan”) for approximately $77.0 billion including outstanding indebtedness assumed of $2.2 billion, cash consideration of $40.1 billion and equity consideration of $34.7 billion, which includes outstanding equity awards (the “Allergan Acquisition”). Under the terms of the agreement, Legacy Allergan shareholders received 111.2 million of the Company’s ordinary shares, 7.0 million of the Company’s non-qualified stock options and 0.5 million of the Company’s share units. The addition of Legacy Allergan’s therapeutic franchises in ophthalmology, neurosciences and medical aesthetics/dermatology/plastic surgery complements the Company’s existing central nervous system, gastroenterology, women’s health and urology franchises. The combined company benefits from Legacy Allergan’s global brand equity and consumer awareness of key products, including Botox® and Restasis®. The transaction expanded our presence and market and product reach across many international markets, with strengthened commercial positions across Canada, Europe, Southeast Asia and other high-value growth markets, including China, India, the Middle East and Latin America.

In connection with the Allergan Acquisition, the Company changed its name from Actavis plc to Allergan plc.  Actavis plc’s ordinary shares were traded on the NYSE under the symbol “ACT” until the opening of trading on June 15, 2015, at which time Actavis plc changed its corporate name to “Allergan plc” and changed its ticker symbol to “AGN.”  Pursuant to Rule 12g-3(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Allergan plc is the successor issuer to Actavis plc’s ordinary shares and Actavis plc’s mandatory convertible preferred shares, both of which are deemed to be registered under Section 12(b) of the Exchange Act, and Allergan plc is subject to the informational requirements of the Exchange Act, and the rules and regulations promulgated thereunder.

References throughout to “we,” “our,” “us,” the “Company” or “Allergan” refer to financial information and transactions of Watson Pharmaceuticals, Inc. prior to January 23, 2013, Actavis, Inc. from January 23, 2013 until October 1, 2013 and Allergan plc and Warner Chilcott Limited subsequent to October 1, 2013.

References throughout to “Ordinary Shares” refer to Actavis, Inc.’s Class A common shares, par value $0.0033 per share, prior to the consummation of the Transactions and to Allergan plc’s ordinary shares, par value $0.0001 per share, since the consummation of the Transactions.

On July 26, 2015, Allergan plc entered into a master purchase agreement (the “Teva Agreement”), under which Teva Pharmaceutical Industries Ltd. (“Teva”) agreed to acquire the Company’s global generic pharmaceuticals business and certain other assets (the “Teva Transaction”).  Under the Teva Agreement, upon the closing of the Teva Transaction, we will receive $33.75 billion in cash and 100.3 million Teva ordinary shares (or American Depository Shares with respect thereto), which approximates $6.75 billion in Teva stock using the then-current stock price at the time the Teva Transaction was announced, in exchange for which Teva will acquire our global generics business, including the United States (“U.S.”) and international generic commercial units, our third-party supplier Medis, our global generic manufacturing operations, our global generic R&D unit, our international over-the-counter (OTC) commercial unit (excluding OTC eye care products) and some established international brands. We continue to work toward satisfying all conditions in order to close by the end of the first quarter of 2016; however, it is possible that closing could slip beyond the end of the first quarter.  As a result of the transaction, and in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) number 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” the Company is accounting for the assets and liabilities to be divested as held for sale.  Further, the financial results of the business held for sale have been reclassified to discontinued operations for all periods presented in our consolidated financial statements.

On November 23, 2015, the Company announced that it entered into a definitive merger agreement (the “Pfizer Agreement”) under which Pfizer Inc. (“Pfizer”), a global innovative biopharmaceutical company, and Allergan plc will merge in a stock and cash transaction (the “Pfizer Transaction”), which attributes a $160.0 billion enterprise valuation using the then-current stock price at the time the Pfizer Transaction was announced. Company shareholders will receive 11.3 shares of the combined company ordinary shares for each of their existing Allergan shares and Pfizer stockholders will receive in respect of each share of Pfizer common stock held by them, at their election and subject to certain proration procedures described in the Pfizer Agreement, either one share of the combined company or an amount in cash equal to the volume weighted average price per share of Pfizer common stock on the New York Stock Exchange (“NYSE”) on the trading day immediately preceding the date of the consummation of the Pfizer Transaction. The Pfizer Transaction is anticipated to close in the second half of 2016.

Except where otherwise indicated, and excluding certain insignificant cash and non-cash transactions at the Allergan plc level, the consolidated financial statements and disclosures are for two separate registrants, Allergan plc and Warner Chilcott Limited. The results of Warner Chilcott Limited are consolidated into the results of Allergan plc. Due to the deminimis activity between Allergan plc and Warner Chilcott Limited, references throughout this document relate to both Allergan plc and Warner Chilcott Limited. Refer to “Note 3 —Reconciliation of Warner Chilcott Limited results to Allergan plc results” in the accompanying “Notes to the Consolidated Financial Statements” in this document for a summary of the details on the differences between Allergan plc and Warner Chilcott Limited.

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

Business Overview

Allergan plc is a global specialty pharmaceutical company engaged in the development, manufacturing, marketing, and distribution of brand name pharmaceutical products (“brand”, “branded” or “specialty brand”), medical aesthetics, biosimilar and over-the-counter (“OTC”) pharmaceutical products. The Company has operations in more than 100 countries. Warner Chilcott Limited is an indirect wholly-owned subsidiary of Allergan plc and has the same principal business activities. As a result of the Allergan Acquisition which closed on March 17, 2015, the Company expanded its franchises to include ophthalmology, neurosciences and medical aesthetics/dermatology/plastic surgery, which complements the Company’s existing central nervous system, gastroenterology, women’s health and urology franchises. The combined company benefits significantly from Legacy Allergan’s global brand equity and consumer awareness of key products, including Botox® and Restasis®. The Allergan Acquisition expanded our presence and market and product reach across many international markets, with strengthened commercial positions across Canada, Europe, Southeast Asia and other high-value growth markets, including China, India, the Middle East and Latin America.

The results of our discontinued operations includes the results of our generic product development, manufacturing and distribution of off-patent pharmaceutical products, established international brands marketed similar to generic products and out-licensed generic pharmaceutical products primarily in Europe through our Medis third-party business.

Allergan plc’s principal executive offices are located at Clonshaugh Business and Technology Park, Coolock, Dublin, Ireland and our administrative headquarters are located at Morris Corporate Center III, 400 Interpace Parkway, Parsippany, NJ 07054. Our Internet website address is www.allergan.com. We do not intend this website address to be an active link or to otherwise incorporate by reference the contents of the website into this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, are available free of charge on our Internet website. These reports are posted on our website as soon as reasonably practicable after such reports are electronically filed with the SEC. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549 or electronically through the SEC website (www.sec.gov). The information contained on the SEC’s website is not incorporated by reference into this Form 10-K and should not be considered to be part of this Form 10-K. Information may be obtained regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Within the Investors section of our website, we provide information concerning corporate governance, including our Corporate Governance Guidelines, Board Committee Charters and Composition,

Code of Conduct and other information. Refer to “ITEM 1A. RISK FACTORS-CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS” in this document.

Business Development

2015 Significant Business Developments

The following are the material transactions that were completed in the year ended December 31, 2015.

Acquisitions

AqueSys

On October 16, 2015, the Company acquired AqueSys, Inc. (“AqueSys”), a private, clinical-stage medical device company focused on developing ocular implants that reduce intraocular pressure (“IOP”) associated with glaucoma, in an all-cash transaction. Under the terms of the agreement, the Company acquired AqueSys for an acquisition accounting purchase price of $298.9 million, including $193.5 million for the estimated fair value of contingent consideration relating to the regulatory approval and commercialization milestone payments.  The Company acquired AqueSys for the lead development program, including XEN45, a soft shunt that is implanted in the sub conjunctival space in the eye through a minimally invasive procedure with a single use, pre-loaded proprietary injector (the “AqueSys Acquisition”).

Northwood Medical Innovation

On October 1, 2015, the Company acquired Northwood Medical Innovation Ltd., developer of innovative implant technology, earFold™, which is being accounted for as a business acquisition. earFold™ is a medical device for the correction of prominent ears, with or without asymmetry, in patients aged 7 years and older. earFold™ received a Conformité Européene (“CE”) mark in April 2015, and has been made available by Northwood Medical Innovation Ltd to trained and accredited plastic surgeons, otolaryngologists (Ear, Nose and Throat) and maxillo-facial surgeons, primarily in the United Kingdom (“UK”).  The Company acquired Northwood Medical Innovation Ltd. for acquisition accounting purchase price consideration of $25.5 million (the “Northwood Acquisition”), including $15.0 million of contingent consideration.

Kythera

On October 1, 2015, the Company acquired Kythera Biopharmaceuticals (“Kythera”), for $75 per share, or an acquisition accounting purchase price of $2,089.5 million (the “Kythera Acquisition”). Kythera was focused on the discovery, development and commercialization of novel prescription aesthetic products. Kythera’s lead product, Kybella® injection, is the first and only United States Food and Drug Administration (“FDA”) approved, non-surgical treatment for moderate to severe submental fullness, commonly referred to as double chin.

Oculeve

On August 10, 2015, the Company acquired Oculeve, Inc. (“Oculeve”), a development-stage medical device company focused on developing novel treatments for dry eye disease. Under the terms of the agreement, Allergan acquired Oculeve for an acquisition accounting purchase price of $134.5 million (the “Oculeve Acquisition”), including $90.0 million for the estimated fair value of contingent consideration of which the Company may owe up to $300.0  million in future payments. The Company acquired Oculeve and its lead product candidate OD-01, an intranasal neurostimulation device, as well as other dry eye products in development.

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

Allergan

On March 17, 2015, the Company completed the Allergan Acquisition.  The addition of Legacy Allergan’s therapeutic franchises in ophthalmology, neurosciences and medical aesthetics/dermatology/plastic surgery complements the Company’s existing central nervous system, gastroenterology, women’s health and urology franchises. The combined company benefited from Legacy Allergan’s global brand equity and consumer awareness of key products, including Botox® and Restasis®. The transaction also expanded our presence and market and product reach across many international markets, with strengthened commercial positions across Canada, Europe, Southeast Asia and other high-value growth markets, including China, India, the Middle East and Latin America.

Licenses and Asset Acquisitions

Mimetogen

On November 4, 2015, the Company entered into an exclusive licensing agreement with Mimetogen Pharmaceuticals (“Mimetogen”), a clinical stage biotechnology company, to develop and commercialize tavilermide (MIM-D3), a topical formulation of a novel small molecule TrkA agonist for the treatment of dry eye disease, in exchange for an upfront payment of $50.0 million to Mimetogen, which is included as a component of research and development (“R&D”) expenses in the year ended December 31, 2015. Mimetogen will be entitled to receive potential milestones based on achieving regulatory approval and predefined labeling of the product.  In addition, Mimetogen is entitled to receive one-time annual sales based milestone payments based on multiple pre-defined annual net sales thresholds which may or may not be achieved, and tiered royalties based on net sales to third parties of the licensed products (the “Mimetogen Transaction”).  The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing as well as certain other inputs and processes that the transaction did not qualify as a business.

Almirall

On October 27, 2015, the Company and Ironwood Pharmaceuticals, Inc. announced that Allergan has acquired rights to Constella® (linaclotide) in the European Union, Switzerland, Turkey and the Commonwealth of Independent States from Almirall, S.A. and has also reacquired rights to Linzess® (linaclotide) in Mexico from Almirall for €60.0 million. The consideration was accounted for as an asset acquisition and included as a component of intangible assets. The Company concluded based on the lack of acquired employees and the lack of certain other inputs and processes that the transaction did not qualify as a business.

Naurex

On August 28, 2015, the Company acquired certain products in early stage development of Naurex, Inc. (“Naurex”) in an all-cash transaction of $571.7 million (the “Naurex Transaction”), plus future contingent payments up to $1,150.0 million, which was accounted for as an asset acquisition.  The Company recognized the upfront consideration of $571.7 million as a component of R&D expenses in the year ended December 31, 2015.  The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing as well as certain other inputs and processes that the transaction did not qualify as a business.  The Naurex Transaction expands our pipeline with Naurex’s two leading product candidates GLYX-13 and NRX-1074, two compounds that utilize NMDA modulation as a potential new approach to the treatment of Major Depressive Disorder (“MDD”), a disease that can lead to suicidality among the most severe patients.

Migraine License

On August 17, 2015, the Company entered into an agreement with Merck & Co. (“Merck”) under which the Company acquired the exclusive worldwide rights to Merck’s early development stage investigational small molecule oral calcitonin gene-related peptide receptor antagonists, which are being developed for the treatment and prevention of migraines (the “Merck Transaction”). The transaction is being accounted for as an asset acquisition. The Company acquired these rights for an upfront charge of $250.0 million which was recognized as a component of R&D expenses in the year ended December 31, 2015.  The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing as well as certain other inputs and processes that the transaction did not qualify as a business.  The Company paid $125.0 million in the year ended December 31, 2015 and the remaining $125.0 million is payable on April 30, 2016.  Additionally, Merck is owed contingent payments based on commercial and development milestones of up to $965.0 million as well as royalties.

Divestitures

Respiratory Business

As part of the Forest Acquisition (defined below), we acquired certain assets that comprised Legacy Forest’s branded respiratory business in the U.S. and Canada (the “Respiratory Business”). During the year ended December 31, 2014, we held for sale respiratory assets of $734.0 million, including allocated goodwill to this unit of $309.1 million. On March 2, 2015, the Company sold the Respiratory Business to AstraZeneca plc (“AstraZeneca”) for consideration of $600.0 million upon closing, additional funds to be received for the sale of certain of our inventory to AstraZeneca and low single-digit royalties above a certain revenue threshold. AstraZeneca also paid Allergan an additional $100.0 million and Allergan has agreed to a number of contractual consents and approvals, including certain amendments to the ongoing collaboration agreements between AstraZeneca and Allergan (the “Respiratory Sale”).  As a result of the final terms of the agreement, in the year ended December 31, 2015, the Company recognized an incremental charge in cost of sales (including the acquisition accounting fair value mark-up of inventory) relating to inventory that will not be sold to AstraZeneca of $35.3 million. The Company recognized a loss in other (expense) income, net for the sale of the business of $5.3 million in the year ended December 31, 2015.

Pharmatech

As part of the Forest Acquisition, the Company acquired certain manufacturing plants and contract manufacturing agreements within the business known as Aptalis Pharmaceutical Technologies (“Pharmatech”). In accordance with acquisition accounting, the assets were fair valued on July 1, 2014 as assets held in use, including market participant synergies anticipated under the concept of “highest and best use.” During the fourth quarter of 2014, the decision was made to hold these assets for sale as one complete unit, without integrating the unit and realizing anticipated synergies. During the year ended December 31, 2014, the Company recognized an impairment on assets held for sale of $189.9 million (the “Pharmatech Transaction”) which included a portion of goodwill allocated to this business unit. In the year ended 2015, the Company completed the divestiture of the Pharmatech business and there was no material impact to the Company’s results of operations.

2014 Significant Business Developments

The following are the material transactions that were completed in the year ended December 31, 2014.

Acquisitions

Durata Therapeutics

On November 17, 2014, we completed our tender offer to purchase all of the outstanding shares of Durata Therapeutics, Inc. (“Durata”), an innovative pharmaceutical company focused on the development and commercialization of novel therapeutics for patients with infectious diseases and acute illnesses (the “Durata Acquisition”). Allergan purchased all outstanding shares of Durata, which were valued at approximately $724.5 million, including the assumption of debt, as well as one contingent value right (“CVR”) per share, entitling the holder to receive additional cash payments of up to $5.00 per CVR if certain regulatory or commercial milestones related to Durata’s lead product Dalvance® are achieved. The CVR had an acquisition date fair value of $49.0 million. We accounted for the acquisition as a business combination requiring that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. On March 2, 2015, the Company announced that the European Commission has granted Allergan’s subsidiary Durata Therapeutics International B.V., marketing authorization for Xydalba™ (dalbavancin) for the treatment of acute bacterial skin and skin structure infections (ABSSSI) in adults. The approval triggered the first CVR payment. The difference between the fair value of the CVR on the date of acquisition of $24.5 million and the payment made of $30.9 million, or $6.4 million, was recorded as an operating expense in the year ended December 31, 2015. In January 2016, the Company received approval from the FDA for an expanded label which will include a single dose of Dalvance®, which triggers a second CVR payment in the year ending December 31, 2016.

Furiex

On July 2, 2014, the Company acquired Furiex Pharmaceuticals, Inc. (“Furiex”) in an all-cash transaction (the “Furiex Acquisition”) valued at $1,156.2 million (including the assumption of debt) and up to approximately $360.0 million in a CVR payable based on which controlled substance schedule designation that eluxadoline, Furiex’s lead product, receive following approval, which had an acquisition accounting fair value of $88.0 million on the date of acquisition (included in the value of $1,156.2 million). In the second quarter of 2015, the Company received approval from the FDA of the eluxadoline product, Viberzi®. Viberzi® is a first-in-class, locally-acting mu opioid receptor agonist and delta opioid receptor antagonist for treating symptoms of diarrhea-predominant irritable bowel syndrome (IBS-d), a condition that affects approximately 28 million patients in the United States and Europe. In connection with the close of the Furiex Acquisition, the Company further announced that it closed the transaction related to the sale of Furiex’s royalties on Alogliptin and Priligy® to Royalty Pharma for $408.6 million in cash consideration.

Contingent Consideration

In the year ended December 31, 2015, the Company received a schedule IV (“C-IV”) designation from the Drug Enforcement Agency (“DEA”) for Viberzi® and recognized an expense of $29.8 million as a component of R&D expense.  This expense represents the difference between the final CVR payment amount of $118.5 million, or $10 for each CVR outstanding, versus the probability-weighted CVR fair value initially established in acquisition accounting, adjusted for accretion. This amount was paid as of December 31, 2015.

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

Silom Medical Company

On April 1, 2014, the Company acquired Silom Medical Company (“Silom”), a privately held generic pharmaceutical company focused on developing and marketing therapies in Thailand, for consideration of approximately $103.0 million in cash (the “Silom Acquisition”). The Silom Acquisition expanded the Company’s position in the Thai generic pharmaceutical market, with leading positions in the ophthalmic and respiratory therapeutic categories and a strong cardiovascular franchise. We accounted for the acquisition as a business combination requiring that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.  The assets and liabilities acquired, as well as the results of operations for the acquired Silom business are part of the assets being divested in the Teva Transaction and are included as a component of income from discontinued operations.  In addition the acquired financial position is included in assets and liabilities held for sale.

Divestitures

Corona Facility

During the year ended December 31, 2014, we held for sale assets in our Corona, California manufacturing facility. As a result, the Company recognized an impairment charge as a component of discontinued operations of $20.0 million in the year ended December 31, 2014, including a write-off of property, plant and equipment, net, due to the integration of Warner Chilcott of $5.8 million.  The Company completed the sale of these assets during the year ended December 31, 2015 with no material impact to the Company’s results of operations.

2013 Significant Business Developments

The following are the material transactions that were completed in the year ended December 31, 2013.

Acquisitions

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

Medicines360

On June 10, 2013, we entered into an exclusive license agreement with Medicines360 to market, sell and distribute Medicines360 LNG20 intrauterine device (“LNG20”) in the U.S. and in Canada for a payment of approximately $52.3 million. According to the terms of the agreement, we are also required to pay Medicines360 certain regulatory and sales based milestone payments totaling up to nearly $125.0 million plus royalties. Medicines360 retained the rights to market the product in the U.S. public sector, including family planning clinics that provide services to low-income women. LNG20 is currently marketed as Liletta® and was originally developed by Uteron Pharma Operations SPRL in Belgium (now a subsidiary of the Company). We accounted for the acquisition as a business combination requiring that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

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

At June 30, 2014, after an identified triggering event, the acquired in-process research and development (“IPR&D”) intangible asset related to Estelle, a novel natural estrogen-based 28 day cycle oral contraceptive for the prevention of pregnancy, of $13.1 million was deemed to be fully impaired. Consequently, the $22.8 million contingent liability related to Estelle was written off, resulting in a net gain of $9.7 million as a component of R&D expense. At June 30, 2014, after an identified triggering event, the acquired IPR&D intangible asset related to Colvir, a treatment of premalignant Human Papilloma Virus (HPV) lesions of the uterine, of $2.0 million was deemed to be fully impaired. Consequently the $1.5 million contingent liability was also written off, resulting in a net loss of $0.5 million.

Divestitures

Western European Assets

During the year ended December 31, 2013, we held for sale our then current generic commercial infrastructure in France, Italy, Spain, Portugal, Belgium, Germany and the Netherlands, including products, marketing authorizations and dossier license rights. On January 17, 2014, we announced our intention to enter into an agreement with Aurobindo Pharma Limited (“Aurobindo”) to sell these businesses. On April 1, 2014, the Company completed the sale of the assets in Western Europe.

In connection with the sale of our Western European assets, we entered into a supply agreement whereby the Company will supply product to Aurobindo over a period of five years. In the second quarter of 2014, we allocated the fair value of the consideration for the sale of the Western European assets of $65.0 million to each element of the agreement, including the supply of product.

As a result of the transactions, we recognized as a component of discontinued operations, income / (loss) on the net assets held for sale of $3.4 million and $(34.3) million in the years ended December 31, 2014 and 2013, respectively. In addition, the Company recognized a loss on the disposal of the assets in the year ended December 31, 2014 of $20.9 million and deferred revenue of $10.1 million to be recognized over the course of the supply agreement as a component of discontinued operations.

Business Description

Prescription pharmaceutical products in the United States generally are marketed as either generic or brand pharmaceuticals. Results in continuing operations in the United States are primarily due to brand pharmaceuticals. Branded pharmaceutical products are marketed under brand names through programs that are designed to generate physician and consumer loyalty. The Company markets aesthetic products in the U.S. and internationally through programs designed to generate physician loyalty.  Through our Anda Distribution segment, we distribute pharmaceutical products that have been commercialized by us and others, to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices.

Generic pharmaceutical products, which we account for in discontinued operations, are bioequivalents of, or in cases of protein-based biologic therapies, biosimilar to, their respective brand products and provide a cost-efficient alternative to branded products.

As a result of the differences between the types of products we market and/or distribute and the methods by which we distribute these products, we operate and manage our business in four distinct operating segments: US Brands, US Medical Aesthetics, International Brands and Anda Distribution. The operating segments are organized as follows:

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
•

The Anda Distribution segment includes distribution of generic and branded pharmaceutical products manufactured by third parties, as well as by the Company, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. The Anda Distribution segment operating results exclude sales of products developed, acquired, or licensed by the US Brands, US Medical Aesthetics and International Brands segments.  As the generics business is now reported within discontinued operations, the Anda Distribution segment includes revenues and expenses related to Company manufactured generics products sold through Anda Distribution.

Business Strategy

We apply three key strategies to achieve growth for our US Brands, US Medical Aesthetics and International Brands businesses: (i) internal development of differentiated and high-demand products, (ii) establishment of strategic alliances and collaborations and (iii) acquisition of products and companies that complement our current business. Our Anda Distribution business distributes products for approximately 340 suppliers and is focused on providing next-day delivery and responsive service to its customers. Our Anda Distribution business distributes a number of branded products in the United States. Growth in our Anda Distribution business will be largely dependent upon customer expansion, FDA approval of new generic products in the U.S. and expansion of our base of suppliers.

Based upon business conditions, our financial strength and other factors, we regularly reexamine our business strategies and may change them at any time. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our Business” in this document.

US Brands

Newly developed pharmaceutical products normally are patented or have market exclusivity and, as a result, are generally offered by a single provider when first introduced to the market. We market a number of branded products to physicians, hospitals, and other markets that we serve. These patented and off-patent trademarked products are brand pharmaceutical products. In March 2015, as a result of the Allergan Acquisition, we began promoting a number of additional branded products including, but not limited to Alphagan® /Combigan® , Botox®, Lumigan® /Ganfort® and Restasis®. In July 2014, as a result of the Forest Acquisition, we began promoting a number of additional branded products including, but not limited to Bystolic®, Canasa®, Carafate®, Fetzima®, Linzess®, Namenda®, Namenda XR®, Saphris®, Teflaro® and Viibryd®. In October 2013, as a result of the Warner Chilcott Acquisition, we began promoting a number of brand products, including, but not limited to, Actonel®, Asacol® HD, Atelvia®, Delzicol®, Estrace® Cream, Enablex®, Lo Loestrin® Fe and Minastrin® 24 Fe.

Net revenues in our US Brands segment were $9,134.3 million, $4,511.2 million, and $1,001.2 million, or approximately 60.6%, 66.9% and 38.5% of our total net revenues in the years ended December 31, 2015, 2014, and 2013, respectively.

US Brands Strategy

We market our brand products through our active sales professionals in the United States. Our sales and marketing efforts focus on general and specialty physicians who specialize in the diagnosis and treatment of particular medical conditions. Each group offers products to satisfy the unique needs of these physicians. We believe this focused sales and marketing approach enables us to foster close professional relationships with specialty physicians, as well as cover the primary care physicians who also prescribe in selected therapeutic areas. We believe that the current structure of sales professionals is very adaptable to the additional products we plan to add to our brand portfolio.

We have maintained an ongoing effort to enhance efficiencies and reduce costs in our manufacturing operations.

US Brands Product Portfolio

As of December 31, 2015, our portfolio of branded pharmaceutical products within the US Brands segment includes the following key promoted products:

Product	Active Ingredient	Therapeutic Classification
Alphagan®/Combigan®	Brimonidine tartrate	Selective alpha2 agonist
Asacol®/Delzicol®	Mesalamine	Ulcerative colitis
Botox®	Onabotulimtoxin	Acetylcholine release inhibitor
Bystolic®	Nebivolol	Hypertension
Carafate®/Sulcrate®	Sucralfate	Ulcerative colitis
Dalvance®	Dalbavancin	Acute bacterial skin infections
Estrace® Cream	Estradiol	Hormone therapy
Linzess®/Constella®	Linaclotide	Irritable bowel syndrome
Lo Loestrin® Fe	Ethinyl estradiol and norethindrone	Oral contraceptive
Lumigan®/Ganfort®	Bimatoprost	Prostaglandin analogue
Minastrin® 24 Fe	Ethinyl estradiol and norethindrone	Oral contraceptive
Namenda XR®	Memantine HCl	Dementia
Namzaric®	Memantine HCl	Dementia
Restasis®	Cyclosporine	Topical immunomodulator
Saphris®	Asenapine	Schizophrenia, bipolar mania
Teflaro®	Ceftaroline fosamil	Acute bacterial skin infections, community-acquired bacterial pneumonia
Viberzi®	Eluxadoline	Irritable bowel syndrome
Viibryd®/Fetzima®	Vilazodone HCl/Levomilnacipran	Major depressive disorders
Zenpep®	Pancrelipase	Exocrine pancreatic insufficiency

US Medical Aesthetics

Our US Medical Aesthetics business offers a wide range of silicone gel and saline breast implant options as well as a comprehensive, science-based facial aesthetic portfolio. Net revenues in our US Medical Aesthetics segment were $1,513.9 million, or approximately 10.0% of our total net revenues in the year ended December 31, 2015. The US Medical Aesthetics segment is primarily attributable to the Allergan Acquisition. As such, there are no comparable sales for the years ended December 31, 2014 and 2013.

US Medical Aesthetics Strategy

Our US Medical Aesthetics business is focused on maintaining a leading position within the U.S. market. We market our products through our active sales professionals in the United States. Our sales and marketing efforts focus on specialty physicians and surgeons who specialize in aesthetics. We believe this focused sales and marketing approach enables us to foster close professional relationships with specialty physicians.

US Medical Aesthetics Product Portfolio

As of December 31, 2015, our portfolio of products within the US Medical Aesthetics segment includes the following key promoted products:

Product	Active Ingredient	Therapeutic Classification
Aczone®	Dapzone	Acne
Botox®	Botulinum toxin	Musculoskeletal agent
Breast Implants	Silicone	Reconstructive plastic surgery
Juvederm®/Voluma®	Hyaluronic acid	Nasolabial folds

International Brands

Our International Brands segment offers a wide array of branded and aesthetics products outside of the United States, primarily attributable to products acquired in the Allergan Acquisition. Net revenues in our International Brands segment were $2,187.3 million,

$203.5 million, and $40.2 million, or approximately 14.5%, 3.0% and 1.5% of our total net revenues in the years ended December 31, 2015, 2014, and 2013, respectively.

International Brands Strategy

Our International Brands business is focused on maintaining a leading position by offering a consistent and reliable supply of quality brand and aesthetic products. We have maintained an ongoing effort to enhance efficiencies and reduce costs in our manufacturing operations.

International Brands Product Portfolio

Our International Brands segment offers a wide array of branded and aesthetics products outside of the United States, primarily attributable to products acquired in the Allergan Acquisition.

As of December 31, 2015, our portfolio of products within the International Brands segment includes the following key promoted products:

Product	Active Ingredient	Therapeutic Classification
Alphagan®/Combigan®	Brimonidine tartrate	Selective alpha2 agonist
Breast Implants	Silicone	Reconstructive plastic surgery
Botox®	Botulinum toxin	Musculoskeletal agent
Juvederm®/Voluma®	Hyaluronic acid	Nasolabial folds
Lumigan®/Ganfort®	Bimatoprost	Prostaglandin analogue

Anda Distribution Segment

Our Anda Distribution segment distributes brand pharmaceutical products manufactured by third parties, as well as by Allergan, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. Sales are principally generated through our national accounts relationships, an in-house telemarketing staff and through internally developed ordering systems. Additionally, we sell to members of buying groups, which are independent pharmacies that join together to enhance their buying power. We believe that we are able to effectively compete in the distribution market, and therefore optimize our market share, based on three critical elements: (i) competitive pricing, (ii) high levels of inventory for approximately 13,200 SKUs for responsive customer service that includes, among other things, next day delivery to the entire U.S., and (iii) well-established telemarketing relationships with our customers, supplemented by our electronic ordering capabilities. While we purchase most of the SKUs in our Anda Distribution operations from third party manufacturers, we also distribute our own products and our collaborative partners’ products.

Revenue growth in our distribution operations will in part be dependent on the launch of new products, offset by the overall level of net price and unit declines on existing distributed products, and will be subject to changes in market share.

Research and Development

We devote significant resources to the R&D of brand products, biosimilars and proprietary drug delivery technologies. R&D activities are expensed as incurred and consist of self-funded R&D costs, the costs associated with work performed under collaborative R&D agreements, regulatory fees, and license milestone payments, if any. R&D expenses include the following key components ($ in millions):

	Years Ended December 31,
	2015	2014	2013
Brand expenditures	$2,353.7	$605.7	$191.3
Medical expenditures	4.8	-	-
Total R&D	$2,358.5	$605.7	$191.3

Our R&D strategy focuses on the following product development areas:

•	the application of proprietary drug-delivery technology for new product development in specialty areas;
•	the acquisition of mid-to-late development-stage brand drugs and biosimilars; and

•

the development of sustained-release, semi-solid, liquid, oral transmucosal, transdermal, gel, injectable, and other drug delivery technologies and the application of these technologies to proprietary drug forms.

As of December 31, 2015, we conducted the majority of our branded drug delivery R&D activities in Irvine, California. We are presently developing a number of products through a combination of internal and collaborative programs.

Included within discontinued operations is the impact of R&D expenditures for our generic product portfolio.  As of December 31, 2015, we had more than 200 ANDAs on file in the United States relating to our generic portfolio. Refer to the “Government Regulation and Regulatory Matters” section below for a description of our process for obtaining FDA approval for our products.

As of December 31, 2015, we are developing a number of branded products, some of which utilize novel drug delivery systems, through a combination of internal and collaborative programs including the following:

Product	Therapeutic Area	Indication	Expected Launch Year	Phase
Restasis MDPF	Eye Care	Dry Eye	2016	Registration
XEN45	Eye Care	Glaucoma	2017	III
Sarecycline	Dermatology	Severe Acne	2018	III
Esmya	Woman's healthcare	Uterine Fibroids	2018	III
Bimatoprost SR	Eye Care	Glaucoma	2018	III
Tavilermide	Eye Care	Dry Eye	2019	III
Relamorelin**	Gastrointestinal	Gastroparesis	2020	II
Ubrogepant	Neurology	Acute Migraine	2020	II
Abicipar	Eye Care	Age Related Macular Degeneration	2020	III
Rapastinel	Psychiatry	Depression	2021	II

**	As part of our agreement with Rhythm Health, Inc.

We also have a number of products in development as part of our life-cycle management strategy for our existing product portfolio.

Financial Information About Segments and Geographic Areas

The Company evaluates segment performance based on segment contribution. Segment contribution represents net revenues less cost of sales (excluding amortization and impairment of acquired intangibles including product rights), selling and marketing expenses, and select general and administrative expenses. The Company does not evaluate the following items at the segment level:

•

Revenues and operating expenses within cost of sales (excluding amortization and impairment of acquired intangibles including product rights), selling and marketing expenses, and general and administrative expenses that result from the impact of corporate initiatives. Corporate initiatives primarily include integration, restructuring, acquisition and other shared costs.

•	General and administrative expenses that result from shared infrastructure, including certain expenses located within the United States.
•	Total assets including capital expenditures.
•

Other select revenues and operating expenses including R&D expenses, amortization, goodwill impairments, IPR&D impairments and asset sales and impairments, net as not all such information has been accounted for at the segment level, or such information has not been used by all segments.

Customers

In our US Brands, US Medical Aesthetics and International Brands operations, we sell our brand pharmaceutical products primarily to drug wholesalers, retailers and distributors, including national retail drug and food store chains, hospitals, clinics, mail order retailers, government agencies and managed healthcare providers such as health maintenance organizations and other institutions. In our Anda Distribution business, we distribute brand pharmaceutical products to independent pharmacies, alternate care providers (hospitals, nursing homes and mail order pharmacies), pharmacy chains, physicians’ offices and buying groups.

Sales to certain of our customers accounted for 10% or more of our annual revenues during the past three years. The following table illustrates customers and the respective percentage of revenues which they comprised in each of the last three years:

Customer	2015	2014	2013
McKesson Corporation	24%	22%	11%
Cardinal Health, Inc.	18%	16%	10%
AmerisourceBergen Corporation	17%	17%	6%

Our significant customers comprise a large part of the distribution network for pharmaceutical products in North America. As a result, a small number of large wholesaler distributors and large drug store chains control a significant share of the market. Our Anda Distribution business competes directly with our large wholesaler customers with respect to the distribution of generic products.

The loss of any of these customers could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Competition

The pharmaceutical industry is highly competitive. In our US Brands, US Medical Aesthetics and International Brands businesses, we compete with different companies depending upon product categories, and within each product category, upon dosage strengths and drug delivery systems. Such competitors include the major brand name manufacturers of pharmaceutical products. In addition to product development, other competitive factors in the pharmaceutical industry include product quality, price, reputation, service and access to proprietary and technical information. It is possible that developments by others will make our products or technologies noncompetitive or obsolete.

Competing in the brand product business requires us to identify and bring to market new products embodying technological innovations. Successful marketing of brand products depends primarily on the ability to communicate their effectiveness, safety and value to healthcare professionals in private practice, group practices and receive formulary status from managed care organizations. We anticipate that our brand product offerings will support our existing areas of therapeutic focus. Based upon business conditions and other factors, we regularly reevaluate our business strategies and may from time to time reallocate our resources from one therapeutic area to another, withdraw from a therapeutic area or add an additional therapeutic area in order to maximize our overall growth opportunities. Our competitors in brand products include major brand name manufacturers of pharmaceuticals. Many of our competitors have been in business for a longer period of time, have a greater number of products on the market and have greater financial and other resources than we do. If we directly compete with them for certain contracted business, such as the Pharmacy Benefit Manager business, or for the same markets and/or products, their financial strength could prevent us from capturing a meaningful share of those markets.

In our Anda Distribution segment, we compete with a number of large wholesalers and other distributors of pharmaceuticals, including McKesson Corporation, AmerisourceBergen Corporation and Cardinal Health, Inc., which distribute both branded and generic pharmaceutical products to their customers. These same companies are significant customers of our US Brands and US Medical Aesthetics businesses. As generic products generally have higher gross margins than branded products for a pharmaceutical distribution business, each of the large wholesalers, on an increasing basis, are offering pricing incentives on branded products if the customers purchase a majority of their generic pharmaceutical products from the primary wholesaler. As we do not offer as broad a portfolio of branded products to our customers as some of our competitors, we are at times competitively disadvantaged. Increased competition in the generic industry as a whole may result in increased price erosion in the pursuit of market share. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our Business — Our Anda Distribution operations compete directly with significant customers of our generic and branded businesses” in this document.

As a result of the Teva Transaction, the Company’s global generics business is classified as discontinued operations. Our discontinued operations actively competes in the generic pharmaceutical industry. Revenues and gross profit derived from the sales of generic pharmaceutical products tend to follow a pattern based on certain regulatory and competitive factors. As patents and regulatory exclusivity for brand name products expire or are successfully challenged, the first off-patent manufacturer to receive regulatory approval for generic equivalents of such products is generally able to achieve significant market penetration. As competing off-patent manufacturers receive regulatory approvals on similar products, market share, revenues and gross profit typically decline, in some cases dramatically. Accordingly, the level of market share, revenues and gross profit attributable to a particular generic product normally is related to the number of competitors in that product’s market, pricing and the timing of that product’s regulatory approval and launch, in relation to competing approvals and launches. We face competition from other generic drug manufacturers and from brand name companies in the generic market. Many of these companies seek to participate in sales of generic products by, among other things, collaborating with other generic pharmaceutical companies or by marketing their own generic equivalent to their brand products as “Authorized Generics”.

Manufacturing, Suppliers and Materials

As of December 31, 2015, we manufactured many of our own finished products at our plants including major manufacturing sites in:

Location	State / Country
Guarulhos	Brazil
Dupnitsa*	Bulgaria
San Jose	California
San Jose	Costa Rica
Davie*	Florida
Pringy	France
Weiderstadt	Germany
Athens*	Greece
Hafnarfjordur*	Iceland
Ambernath*	India
Goa*	India
Dublin	Ireland
Westport	Ireland
Nerviano*	Italy
Birzebbugia*	Malta
Zetjun*	Malta
Elizabeth*	New Jersey
Coleraine*	Northern Ireland
Cincinnati	Ohio
Fajardo*	Puerto Rico
Manati*	Puerto Rico
Waco	Texas
Barnstable*	UK
Salt Lake City*	Utah

*	Facilities are included in the assets being divested as part of the Teva Transaction.

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

We have development and manufacturing capabilities for raw material and active pharmaceutical ingredients (“API”) and intermediate ingredients to support our R&D internal product development efforts in our San Jose, California, Coleraine, Northern Ireland and Ambernath, India facilities. Our Ambernath, India facility also manufactures API for third parties.

Our manufacturing operations are subject to extensive regulatory oversight and could be interrupted at any time. Refer to Legal Matters in “NOTE 25 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this document.

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

Furthermore, we obtain a significant portion of our raw materials from foreign suppliers. Arrangements with international raw material suppliers are subject to, among other things, FDA regulation, customs clearance, various import duties, foreign currency risk and other government clearances. Acts of governments outside the U.S. may affect the price or availability of raw materials needed for the development or manufacture of our products. In addition, any changes in patent laws in jurisdictions outside the U.S. may make it increasingly difficult to obtain raw materials for R&D prior to the expiration of the applicable U.S. or foreign patents. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our Business — If we are unable to obtain sufficient supplies from key manufacturing sites or suppliers that in some cases may be the only source of finished products or raw materials, our ability to deliver our products to the market may be impeded” in this document.  Refer to “ITEM 1A — RISK FACTORS — Risks Relating to Investing in the Pharmaceutical Industry — The supply of APIs into Europe may be negatively affected by recent regulations promulgated by the European Union” in this document.

Patents and Proprietary Rights

We believe patent protection of our proprietary products is important to our products. Our success with our branded products will depend, in part, on our ability to obtain, and successfully defend if challenged, patent or other proprietary protection for such products. We currently have a number of U.S. and foreign patents issued or pending. However, the issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. Accordingly, our patents may not prevent other companies from developing similar or functionally equivalent products or from successfully challenging the validity of our patents. If our patent applications are not approved or, even if approved, if such patents are circumvented or not upheld in a court of law, or administrative proceedings, including oppositions, re-examinations or inter parties review (“IPR”), our ability to competitively market our patented products and technologies may be significantly reduced. Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by competitors, in which case our ability to commercially market these products may be diminished. From time to time, we may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market our products.  If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially market such products may be inhibited or prevented. Patents covering our Namenda® IR, Estrace® Cream, Actonel® (certain indications), Androderm®, Femhrt®, INFed® and Carafate® products have expired and we have no further patent protection on these products.

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

Pharmaceutical companies with brand products are suing companies that produce off-patent forms of their brand name products for alleged patent infringement or other violations of intellectual property rights which may delay or prevent the entry of such a generic product into the market. For instance, when our global generics business files an ANDA in the U.S. seeking approval of a generic equivalent to a branded drug, we may certify under the Drug Price Competition and Patent Restoration Act of 1984 (the “Hatch-Waxman Act”) to the FDA that we do not intend to market our generic drug until any patent listed by the FDA as covering the brand drug has expired, in which case, the ANDA will be approved by the FDA no earlier than the expiration or final finding of invalidity of such patent(s). On the other hand, we could certify that we believe the patent or patents listed as covering the brand drug are invalid and/or will not be infringed by the manufacture, sale or use of our generic form of the brand drug. In that case, we are required to notify the brand product holder or the patent holder that such patent is invalid or is not infringed. If the patent holder sues us for patent infringement within 45 days from receipt of the notice, the FDA is then prevented from approving our ANDA for 30 months after receipt of the notice unless the lawsuit is resolved in our favor in less time or a shorter period is deemed appropriate by a court.

Litigation alleging infringement of patents, copyrights or other intellectual property rights may be costly and time consuming. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our Business — Third parties may claim that we infringe their proprietary rights and may prevent us from manufacturing and selling some of our products” and Legal Matters in “NOTE 25 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this document.

Government Regulation and Regulatory Matters

The following discussion focuses on key markets to the Company’s overall business.

United States

All pharmaceutical manufacturers, including Allergan, are subject to extensive, complex and evolving regulation by the federal government, principally the FDA, and to a lesser extent, by the U.S. Drug Enforcement Administration (“DEA”), Occupational Safety and Health Administration and state government agencies, as well as by various regulatory agencies in foreign countries where our products or product candidates are being manufactured and/or marketed. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products. In our international markets, the approval, manufacture and sale of pharmaceutical products is similar to the United States with some variations dependent upon local market dynamics.

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

U.S. government reimbursement programs include Medicare, Medicaid, TriCare, and State Pharmacy Assistance Programs established according to statute, government regulations and policy. Federal law requires that all pharmaceutical manufacturers, as a condition of having their products receive federal reimbursement under Medicaid, must pay rebates to state Medicaid programs on units of their pharmaceuticals that are dispensed to Medicaid beneficiaries. With enactment of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “ACA”), the required per-unit rebate for products marketed under ANDAs increased from 11% of the Average Manufacturer Price (“AMP”) to 13%. Additionally, for products marketed under NDAs, the manufacturers rebate increased from 15.1% to 23.1% of the average manufacturer price, or the difference between the average manufacturer price and the lowest net sales price to a non-government customer during a specified period. In some states, supplemental rebates are required as a condition of including the manufacturer’s drug on the state’s Preferred Drug List.

The ACA also made substantial changes to reimbursement when seniors reach the Medicare Part D coverage gap “donut hole.” By 2020, Medicare beneficiaries will pay 25% of drug costs when they reach the coverage threshold — the same percentage they were responsible for before they reached that threshold.

The Affordable Care Act prescribed that the coverage gap phase of the Medicare Part D benefit be closed such that by 2020, beneficiaries will pay co-insurance of 25% (or co-payment equivalents) of the cost of prescription drugs dispensed to them under their applicable Medicare Part D plans, until they reach the catastrophic phase of the Medicare Part D benefit.  As such, the coverage gap or “donut hole” will be effectively closed beginning in the 2020 plan year.  The cost of closing the donut hole is being borne in part by brand drug companies as well as Medicare Part D plan sponsors and the federal government. Beginning in 2011, brand drug manufacturers were required to provide a 50% discount on their drugs. Additionally, beginning in 2013, the government/Medicare Part D plan sponsors began providing additional subsidies for brand name drugs bought by seniors who enter the coverage gap. The government/sponsor share started at 2.5%, but will increase to 25% by 2020. At that point, the combined industry discounts and government subsidies will add up to 75% of brand-name drug costs. In addition, the federal government/Medicare Part D plan sponsors subsidize generic drug costs in the coverage gap.  In 2015, subsidies on generic drugs were 35% and such subsidies will increase to 75% of generic drug costs in 2020 when the “donut hole” will be completely closed through these subsidies.

The Deficit Reduction Act of 2005 (“DRA”) mandated a number of changes in the Medicaid program, including the use of AMP as the basis for reimbursement to pharmaceutical companies that dispense generic drugs under the Medicaid program. Three health care reform bills passed in 2010 significantly changed the definition of AMP, effective October 1, 2010. These legislative changes were part of the ACA and the FAA Air Transportation Modernization & Safety Improvement Act (the “Transportation Bill”). The impact of this legislation was that there were increases in Medicaid reimbursement to pharmacies for generics. These changes became effective on October 1, 2010.

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

In the absence of regulatory guidance governing the AMP calculation, CMS had instructed pharmaceutical manufacturers to base their AMP calculations on the definitions set forth in the statute, as amended by the ACA, the Health Care and Education Reconciliation Act, and the Transportation Bill. On January 27, 2012, CMS issued proposed rules on Medicaid pharmacy reimbursement using the AMP model. Allergan had adopted policies and procedures to ensure that we are calculating and reporting AMP in a manner that is consistent with the text and intent of the statute and the proposed rules.  On January 21, 2016, CMS issued final rules on such reimbursement; the final rule will take effect in April 2016, with select portions taking effect April 1, 2017.  Allergan is in the process of determining how the final rule will change these mechanisms in order to comply with the final rule and will timely implement any required changes.

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

As part of the Medicare Prescription Drug and Modernization Act of 2003 (“MMA”), companies are required to file with the U.S. Federal Trade Commission (“FTC”) and the Department of Justice certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of brand drugs. This requirement could affect the manner in which drug manufacturers resolve intellectual property litigation and other disputes with competitor  pharmaceutical companies, and could result generally in an increase in private-party litigation against pharmaceutical companies. The impact of this requirement, and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers, is uncertain and could adversely affect our business. For example, in January 2009, the FTC and the State of California filed a lawsuit against us alleging that our settlement with Solvay related to our ANDA for a generic version of Androgel® is unlawful. Beginning in February 2009, several private parties purporting to represent various classes of plaintiffs filed similar lawsuits. Those lawsuits, as well as additional suits challenging the validity of our settlements related to Asacol®, Namenda® and Loestrin® 24 and generic versions of Actos®, Cipro®, and Lidoderm®, remain pending.  Refer to Legal Matters in “NOTE 25 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this document.

Additionally, we may in the future, and have in the past, received requests for information, sometimes in the form of civil investigative demands or subpoenas, from the FTC and the European Competition Commission, and are subject to ongoing FTC and European Competition Commission investigations. Two of our Arrow Group subsidiaries are the subject of a European Competition Commission Statement of Objection related to their 2002 and 2003 settlements of patent litigation related to citalopram. Any adverse outcome of these or other investigations or actions could have a material adverse effect on our business, results of operations, financial condition and cash flows. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our Business—Federal regulation of arrangements between manufacturers of brand and generic products could adversely affect our business.” Also refer to Legal Matters in “NOTE 25 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this document.

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

Further, faced with major budget constraints, many European countries have resorted to price cuts that affect both innovative and generic pharmaceuticals although in some countries it has disproportionately affected generic products. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our Business—Global economic conditions could harm us” in this document. In addition, some EU countries such as France and Spain, recently had to address statements and rumors claiming that generics are not as safe and effective as reference drugs, which may undermine efforts to increase generic utilization rates.

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

The NOC Regulations allow branded drug marketers to list patents relating to the medicinal ingredient, formulation, dosage form or the use of the medicinal ingredient in their branded drug on a patent register maintained by Health Canada. In its abbreviated new drug submission, a generic applicant must address each patent listed against the reference product by making at least one statutory allowed allegation (for example, alleging that the patent is invalid or would not be infringed). If the generic applicant alleges invalidity or non-infringement, it must provide the branded manufacturer with an explanation of its allegations. Upon receipt of the explanation, the branded manufacturer may apply to the Federal Court of Canada for an Order prohibiting Health Canada from issuing an NOC for the generic. Health Canada may not issue a NOC until the earlier of the determination of the application by the court after a hearing on the allegations, or the expiration of 24 months from the commencement of the application.

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

Environmental Matters

We are subject to federal, state, and local environmental laws and regulations in the United States and abroad. We believe that our operations comply in all material respects with applicable environmental laws and regulations in each jurisdiction where we have a business presence , and we periodically audit our manufacturing and R&D facilities for compliance with all federal, state and local environmental laws and regulations. Although we continue to make capital expenditures for environmental protection, we do not anticipate any significant expenditure in order to comply with such laws and regulations that would have a material impact on our earnings or competitive position. We are not aware of any pending litigation or significant financial obligations arising from current or past environmental practices that are likely to have a material adverse effect on our financial position. We cannot assure you, however, that environmental problems relating to facilities owned or operated by us will not develop in the future, and we cannot predict whether any such problems, if they were to develop, could require significant expenditures on our part. In addition, we are unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our Business — Our business will continue to expose us to risks of environmental liabilities” in this document.

Seasonality

Consistent with the United States pharmaceutical industry, our business experiences seasonality with the first quarter of each year typically being the lowest revenue quarter for branded products.  In addition, our aesthetics products, including our breast aesthetics and Botox® cosmetic indications have tended to be marginally higher during the second and fourth quarters, presumably in advance of the summer vacation and holiday seasons. Fluctuations of our sales are also impacted by the effect of promotions, which cause non-seasonal variability in sales trends.

Backlog

As a result of the extent of our supply chain, backlog of orders is not material to our business.

Employees

As of December 31, 2015, we had approximately 31,200 employees. Of our employees, approximately 3,700 were engaged in R&D, 12,800 in manufacturing, 5,785 in quality assurance and quality control, 6,550 in sales, marketing and distribution, and 2,365 in administration.  Of the approximately 31,200 employees as of December 31, 2015, approximately 14,900 are expected to transfer to Teva as part of the Teva Transaction.

ITEM 1A.	RISK FACTORS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Any statements made in this report that are not statements of historical fact or that refer to estimated or anticipated future events are forward‑looking statements.  We have based our forward‑looking statements on management’s beliefs and assumptions based on information available to our management at the time these statements are made.  Such forward‑looking statements reflect our current perspective of our business, future performance, existing trends and information as of the date of this filing.  These include, but are not limited to, our beliefs about future revenue and expense levels and growth rates, prospects related to our strategic initiatives and business strategies, including the integration of, and synergies associated with, strategic acquisitions, express or implied assumptions about government regulatory action or inaction, anticipated product approvals and launches, business initiatives and product development activities, assessments related to clinical trial results, product performance and competitive environment, and anticipated financial performance.  Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “plan,” “intend,” “could,” “would,” “should,” “estimate,” “continue,” or “pursue,” or the negative or other variations thereof or comparable terminology, are intended to identify forward‑looking statements.  The statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict.  We caution the reader that these statements are based on certain assumptions, risks and uncertainties, many of which are beyond our control.  In addition, certain important factors may affect our actual operating results and could cause such results to differ materially from those expressed or implied by forward‑looking statements.  We believe the risks and uncertainties discussed under the section entitled “Risks Related to Our Business,” and other risks and uncertainties detailed herein and from time to time in our SEC filings, may cause our actual results to vary materially from those anticipated in any forward‑looking statement.

We disclaim any obligation to publicly update any forward‑looking statements, whether as a result of new information, future events or otherwise, except as required by law.  This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

We operate in a rapidly changing environment that involves a number of risks and uncertainties, some of which are beyond our control.  The following discussion highlights some of these risks and speaks as of the date of this document, including the assets held for sale.  These and other risks could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Risks Related to Our Business

If we are unable to successfully develop or commercialize new products, our operating results will suffer.

Our future results of operations depend to a significant extent upon our ability to successfully develop and commercialize new products in a timely manner.  There are numerous difficulties in developing and commercializing new products, including:

•	developing, testing and manufacturing products in compliance with regulatory standards in a timely manner;
•	receiving requisite regulatory approvals for such products in a timely manner, or at all;
•	the availability, on commercially reasonable terms, of raw materials, including API and other key ingredients;
•	preclusion from commercialization by the proprietary rights of others;
•	developing products that are economical to manufacture and commercialize;
•	time consuming and costly nature of developing and commercializing new products;
•	costly legal actions brought by our competitors, that may delay or prevent the development and commercialization of new products;
•	experiencing delays as a result of limited resources at the FDA or other regulatory agencies;
•	changing review and approval policies and standards at the FDA and other regulatory agencies;
•	completion of numerous other regulatory approvals in international markets; and
•	commercializing generic products may be substantially delayed by the listing with the FDA of patents that have the effect of potentially delaying approval of a generic product by up to 30 months.

As a result of these and other difficulties, products currently in development by us may or may not receive timely regulatory approvals, or approvals at all, necessary for marketing by us or other third‑party partners.  This risk particularly exists with respect to the development of proprietary products because of the uncertainties, higher costs and lengthy time frames associated with R&D of such products and the inherent unproven market acceptance of such products.  Our operating results and financial condition may fluctuate as the amount we spend to research and develop, promote, acquire or license new products, technologies and businesses changes. Additionally, we face heightened risks in connection with our development of extended release or controlled release generic products because of the technical difficulties and regulatory requirements related to such products. Additionally, with respect to generic products for which we are the first applicant to request approval on the basis that an innovator patent is invalid or not infringed (a Paragraph IV filing), our ability to obtain 180 days of generic market exclusivity may be contingent on our ability to obtain FDA approval or tentative approval within 30 months of the FDA’s acceptance of our application for filing. We therefore risk forfeiting such market exclusivity if we are unable to obtain such approval or tentative approval on a timely basis. If any of our products or the products of our third‑party partners are not approved in a timely manner or, when acquired or developed and approved, cannot be successfully manufactured or commercialized in a timely manner, our operating results could be adversely affected.  We cannot guarantee that any investment we make in developing products will be recouped, even if we are successful in commercializing those products.  Refer to “Our branded pharmaceutical expenditures may not result in commercially successful products.”

Our operating results and financial condition may fluctuate.

Our operating results and financial condition may fluctuate from quarter to quarter and year to year for a number of reasons.  As a result, we believe that period‑to‑period comparisons of our results of operations are not necessarily meaningful, and these comparisons should not be relied upon as an indication of future performance.  In particular, as a pharmaceutical company that manufactures and sells branded and generic products, the development and launch of new competitive products by ourselves may result in fluctuations in our financial performance, particularly as we work to balance our product offerings in light of our recent and future growth via acquisitions.  Our operating results and financial condition are also subject to fluctuation from all of the risks described throughout this section.  These fluctuations may adversely affect our results of operations and financial conditions.

If we do not successfully integrate newly acquired businesses into our business operations, our business could be adversely affected.

We will need to successfully integrate the operations of recently and pending acquired businesses, including Kythera and Auden Mckenzie as well as our pending business combination with Pfizer, with our business operations. As a result of these and other recent and any other future or pending acquisitions, we have undergone substantial changes in a short period of time and our business has changed and broadened in size and the scope of products we offer.  Integrating the operations of multiple new businesses with that of our own is a complex, costly and time‑consuming process, which requires significant management attention and resources to integrate the business practice and operations.  The integration process may disrupt the businesses and, if implemented ineffectively, would preclude realization of the full benefits expected by us.  Our failure to meet the challenges involved in integrating the businesses in order to realize the anticipated benefits of the acquisitions could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations.  Prior to each acquisition, the acquired business operated independently, with its own business, corporate culture, locations, employees and systems.  There may be substantial difficulties, costs and delays involved in any integration of other businesses with that of our own.  These may include:

•	distracting management from day‑to‑day operations;
•	potential incompatibility of corporate cultures;
•	an inability to achieve synergies as planned;
•	risks associated with the assumption of contingent or other liabilities of acquisition targets;
•	adverse effects on existing business relationships with suppliers or customers;
•	inheriting and uncovering previously unknown issues, problems and costs from the acquired company;
•	delays between our expenditures to acquire new products, technologies or businesses and the generation of revenues from those acquired products, technologies or businesses;
•	realization of assets and settlement of liabilities at amounts equal to estimated fair value as of the acquisition date of any acquisition or disposition;
•	revenue recognition related to licensing agreements and/or strategic collaborations;
•	costs and delays in implementing common systems and procedures (including technology, compliance programs, financial systems, distribution and general business operations, among others); and
•	increased difficulties in managing our business due to the addition of international locations.

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

The failure to integrate the business operations of the acquired business successfully would have a material adverse effect on our business, financial condition and results of operations.  Refer to “Pfizer and Allergan may fail to realize all of the anticipated benefits of the Pfizer Transaction or those benefits may take longer to realize than expected.  The combined company may also encounter significant difficulties in integrating the two businesses.”

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

Additionally, certain of our financing agreements may contain cross‑default or other similar provisions whereby a default under one financing agreement could result in a default under our other financing agreements.

If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance our indebtedness and other financial transactions, seek additional equity capital or sell our assets.  We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms, if at all.  Any refinancing of our indebtedness could be at significantly higher interest rates, and/or incur significant transaction fees.  Refer to “Liquidity and Capital Resources –Floating Rate Notes,” “Liquidity and Capital Resources – Fixed Rate Notes” and “Liquidity and Capital Resources – Term Loan Indebtedness” for a detailed discussion of our outstanding indebtedness.

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

We are subject to U.S. federal and state healthcare fraud and abuse and health information privacy and security laws, and the failure to comply with such laws may adversely affect our business.

In the United States, many of our products are reimbursed under federal and state health care programs such as Medicaid, Medicare, TriCare, and/or state pharmaceutical assistance programs, and as a result, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business.  We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business.  The laws that may affect our ability to operate include, but are not limited to:  (i) the U.S. Anti‑Kickback Statute, which constrains our marketing practices, educational programs, pricing policies and relationships with healthcare providers or other entities, by prohibiting, among other things, soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, either the referral of an individual or the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs; (ii) federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third‑party payers that are false or fraudulent; (iii) the U.S. Health Insurance Portability and Accountability Act of 1996, (“HIPAA”), which among other things created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters, and HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information and places restrictions on the use of such information for marketing communications; (iv) the U.S. Physician Payments Sunshine Act, which among other things, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under a federal healthcare program to report annually information related to “payments or other transfers of value” made to physicians and teaching hospitals, and ownership and investment interests held by certain healthcare professionals and their immediate family members; and (v) state and foreign law equivalents of each of the above U.S. laws, such as anti‑kickback and false claims laws which may apply to items or services reimbursed by any third‑party payer, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.  Violations of the fraud and abuse laws may result in severe penalties against the responsible employees and Allergan, including jail sentences, large fines, and the exclusion of our products from reimbursement under federal and state programs.  Defense of litigation claims and government investigations can be costly, time‑consuming, and distract management, and it is possible that Allergan could incur judgments or enter into settlements that would require us to change the way we operate our business.  We are committed to conducting the sales and marketing of our products in compliance with the healthcare fraud and abuse laws, but certain applicable laws may impose liability even in the absence of specific intent to defraud.  Furthermore, should there be ambiguity, a governmental authority may take a position contrary to a position we have taken, or should an employee violate these laws without our knowledge, a governmental authority may impose civil and/or criminal sanctions.

For example, in December 2009, we learned that numerous pharmaceutical companies, including certain of our subsidiaries, were named as defendants in a federal qui tam action pending in the United States District Court for the District of Massachusetts alleging that the defendants falsely reported to the United States that certain pharmaceutical products were eligible for Medicaid reimbursement and thereby allegedly caused false claims for payment to be made through the Medicaid program.  A similar action was filed by the State of Louisiana in August 2013 and additional lawsuits are possible.  Any adverse outcome in these actions, or the imposition of penalties or sanctions for failing to comply with the fraud and abuse laws, could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows.  Some of the statutes and regulations that govern our activities, such as federal and state anti‑kickback and false claims laws, are broad in scope, and while exemptions and safe harbors protecting certain common activities exist, they are often narrowly drawn.  While we manage our business activities to comply with these statutory provisions, due to their breadth, complexity and, in certain cases, uncertainty of application, it is possible that our activities could be subject to challenge by various government agencies.  In particular, the FDA, the U.S. Department of Justice and other agencies have increased their enforcement activities with respect to the sales, marketing, research and similar activities of pharmaceutical companies in recent years, and many pharmaceutical companies have been subject to government investigations related to these practices.  A determination that we are in violation of these and/or other government regulations and legal requirements may result in civil damages and penalties, criminal fines and prosecution, administrative remedies, the recall of products, the total or partial suspension of manufacture and/or distribution, seizure of products, injunctions, whistleblower lawsuits, failure to obtain approval of pending product applications, withdrawal of existing product approvals, exclusion from participation in government healthcare programs and other sanctions.

Beginning in February 2012, Warner Chilcott, along with several then current and former employees in its sales organization and certain third parties, received subpoenas from the United States Attorney for the District of Massachusetts.  The subpoena Warner Chilcott received sought information and documentation relating to a wide range of matters, including sales and marketing activities, payments to people who are in a position to recommend drugs, medical education, consultancies, prior authorization processes, clinical trials, off‑label promotion and employee training (including with respect to laws and regulations concerning off‑label

information and physician remuneration), in each case relating to a number of our current products.    In addition, Forest and Allergan are also currently responding to subpoenas seeking information relating to its sales and marketing activities, including payments to people who are in a position to recommend drugs and off‑label promotion and the Company is defending litigations based on similar allegations.  Refer to Legal Matters in “NOTE 25 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” for more information.  We cannot predict or determine the impact of these inquiries on our future financial condition or results of operations.  These investigations and any other threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could be used productively on other aspects of our business.

In connection with a settlement of certain claims brought by the U.S. government, legacy Allergan operated under a Corporate Integrity Agreement (“CIA”) with the Office of Inspector General of Health and Human Services (“OIG”)  that required the Company to maintain legacy Allergan’s corporate compliance program and to undertake a set of defined corporate integrity obligations until August 30, 2015, including performing internal reviews and monitoring procedures and engaging an independent review organization to test and report on our compliance with compliance policies and procedures. The Company presented the final annual report to the Audit & Compliance Committee of the Board of Directors at the October 2015 Board of Directors meeting.  The Company has submitted its final annual report to the OIG and is awaiting the final acknowledgement and close out letter from the OIG.

Any of these types of investigations or enforcement actions could affect our ability to commercially distribute our products and could materially and adversely affect our business, financial condition, results of operations and cash flows.

If generic products that compete with any of our branded pharmaceutical products are approved and sold, sales of our products will be adversely affected.

At the close of the pending sale of our generics business and certain other assets to Teva, specialty branded products and aesthetics will comprise the majority of our total revenues.  Generic equivalents for branded pharmaceutical products are typically sold at lower costs than the branded products.  After the introduction of a competing generic product, a significant percentage of the prescriptions previously written for the branded product are often written for the generic version.  In addition, legislation enacted in most U.S. states and Canadian provinces allows or, in some instances mandates, that a pharmacist dispense an available generic equivalent when filling a prescription for a branded product, in the absence of specific instructions from the prescribing physician.  Pursuant to the provisions of the Hatch‑Waxman Act, manufacturers of branded products often bring lawsuits to enforce their patent rights against generic products released prior to the expiration of branded products’ patents, but it is possible for generic manufacturers to offer generic products while such litigation is pending.  Refer to “If we are unable to adequately protect our technology or enforce our patents, our business could suffer.”  As a result, branded products typically experience a significant loss in revenues following the introduction of a competing generic product, even if subject to an existing patent.  Our branded pharmaceutical products are or may become subject to competition from generic equivalents because there is no proprietary protection for some of the branded pharmaceutical products we sell, because our patent protection expires or because our patent protection is not sufficiently broad or enforceable.  In addition, we may not be successful in our efforts to extend the proprietary protection afforded our branded products through the development and commercialization of proprietary product improvements and new and enhanced dosage forms.

Our Actonel® products no longer have patent protection in Canada or the Western European countries in which we sell these products, and Asacol® is not protected by a patent in the United Kingdom.  Our Actonel® once‑a‑month product lost U.S. patent protection in June 2014 (including a 6‑month pediatric extension of regulatory exclusivity) and generic versions of our Loestrin® 24 Fe product entered the market in January 2014 pursuant to settlement agreements previously entered into.  In addition, other products such as Namenda® (IR), Estrace® Cream, Asacol® 400 mg, Femhrt® and Carafate® are not protected by patents in the United States where we sell these products.  Generic equivalents are currently available in Canada and Western Europe for Actonel® and in the United States for certain versions of our Femhrt® products, Femcon® Fe and certain other less significant products.

During the next few years, additional products of ours including some of our large revenue drivers, like Bystolic®, Linzess®, Namenda XR® and Viibryd®, will lose patent protection or likely become subject to generic competition.  Generic versions of our Asacol® HD 800 mg product may enter the market as early as mid‑2016 or earlier pursuant to an agreement previously entered into and generic versions of our Enablex® product may enter the market as early as March 2016 pursuant to settlement agreements previously entered into.  Some of our products may also become subject to generic competition prior to the expiration of patent protection in the event a generic competitor elects to launch its generic equivalent product “at‑risk.”  Competition from generic equivalents could result in a material impairment of our intangible assets or the acceleration of amortization on our non‑impaired intangible assets and may have a material adverse impact on our revenues, financial condition, results of operations and cash flows.

Our branded pharmaceutical expenditures may not result in commercially successful products.

Developing and commercializing branded pharmaceutical products is generally more costly than generic products.  In the future, and particularly following the sale of our generics business and certain other assets to Teva, we anticipate continuing and increasing our product development expenditures for our US Brands, US Medical Aesthetics and International Brands business segment.  In order to grow and achieve success in our business, we must continually identify, develop, acquire and license new products that we can ultimately market.  There are many difficulties and uncertainties inherent in pharmaceutical research and development, and there is a high rate of failure inherent in new drug discovery and development.  Failure can occur at any point in the process, including late in the process after substantial investment.  New product candidates that appear promising in development may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, inability to obtain necessary regulatory approvals and payer reimbursement, limited scope of approved uses, difficulty or excessive costs to manufacture, or infringement of the patents or intellectual property rights of others.  Products that do reach the market may ultimately be subject to recalls or other suspensions in sales.  Delays and uncertainties in the FDA approval process and the approval processes in other countries can result in delays in product launches and lost market opportunity.  Because there is a high rate of failure inherent in the research and development process of new products, there is a significant risk that funds invested by the Company in research and development will not generate financial returns.  The Company cannot be certain when or whether any of its products currently under development will be approved or launched or whether, once launched, such products will be commercially successful.

We may be required to spend several years and incur substantial expense in completing certain clinical trials.  The length of time, number of trial sites and patients required for clinical trials vary substantially, and we may have difficulty finding a sufficient number of sites and subjects to participate in our trials.  Delays in planned clinical trials can result in increased development costs, delays in regulatory approvals and delays in product candidates reaching the market.  We rely on independent third‑party clinical investigators to recruit subjects and conduct clinical trials in accordance with applicable study protocols and laws and regulations.  If regulatory authorities determine that we have not complied with regulations in the R&D of a product candidate, they may refuse to accept trial data from the site, not approve the product candidate, and we would not be able to market and sell it.  If we are not able to market and sell our products or product candidates after significant expenditures to develop and test them, our business and results of operations could be materially and adversely affected.

We currently have products in various stages of development, including new hormonal contraceptive therapy, dermatology and infectious disease products, among others.  Such clinical trials are costly and may not result in successful outcomes.  The results of preclinical studies and early clinical studies may not be predictive of the results of later‑stage clinical studies.  Product candidates that have shown promising results in early‑stage clinical studies may still suffer significant setbacks in subsequent clinical studies.  There is a high rate of failure for products proceeding through clinical studies, and product candidates in later stages of clinical studies may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical studies.  Clinical studies may not proceed as planned or be completed on schedule, if at all.  The rate of completion of clinical trials is significantly dependent upon a number of factors, including the rate of patient enrollment.  We may not be able to attract a sufficient number of sites or enroll a sufficient number of patients in a timely manner in order to complete clinical trials.  Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and our data may not provide adequate efficacy and safety information to obtain regulatory approval of our candidates.  We cannot be sure that our business expenditures, including but not limited to our expenditures related to our Esmya™ product, products acquired in the Warner Chilcott Acquisition, the Forest Acquisition and the Allergan Acquisition, or products of our third‑party partners, among others, will result in the successful discovery, development or launch of brand products that will prove to be commercially successful or will improve the long‑term profitability of our business.  If such business expenditures do not result in successful discovery, development or launch of commercially successful brand products our results of operations and financial condition could be materially adversely affected.

Our investments in biosimilar products may not result in products that are approved by the FDA or other ex- U.S. regulatory authorities and, even if approved by such authorities, may not result in commercially successful products.

In 2011, we entered into a collaboration agreement with Amgen Inc.  to develop and commercialize, on a worldwide basis, biosimilar versions of Herceptin®, Avastin®, Rituxan/Mab Thera®, and Erbitux® (the “Amgen Collaboration Agreement”).  Under the agreement, we will be required to invest up to $209.4 million (as of December 31, 2015) in furtherance of the development and regulatory approval of such products, and such amount is subject to change or adjustment as specified in the agreement.  Although Amgen, our development partner, has substantial expertise and experience in the development of biological products, significant uncertainty remains concerning the regulatory pathway in the United States and in other countries to obtain regulatory approval of biosimilar products, and the commercial pathway to successfully market and sell such products.  In the United States, an abbreviated pathway for approval of biosimilar products was established by the Biologics Price Competition and Innovation Act of 2009, or BPCIA, enacted on March 23, 2010, as part of the ACA.  The BPCIA established this abbreviated pathway under section 351(k) of the Public Health Services Act, or PHSA.  Subsequent to the enactment of the BPCIA, the FDA issued draft guidance regarding the demonstration of biosimilarity as well as the submission and review of biosimilar applications.

The BPCIA prohibits the FDA from accepting an application for a biosimilar candidate to a reference product within four years of the reference product’s licensure by the FDA.  In addition, the BPCIA provides innovative biologics with twelve years of exclusivity from the data of their licensure, during which time the FDA cannot approve any application for a biosimilar candidate to the reference product.  Additionally, biosimilar products will likely be subject to extensive patent clearances and/or patent infringement litigation, which could delay or prevent the commercial launch of a product for many years.  Further, our collaboration with Amgen may not result in products that meet the requirements established by the FDA or other ex‑U.S. regulatory authorities.  If our collaboration does result in biosimilar products that obtain FDA or other ex‑U.S. regulatory authority approval, such product(s) may not be commercially successful and/or may not generate profits in amounts that are sufficient to offset the amount invested to obtain such approvals.  Market success of biosimilar products will depend on demonstrating to patients, physicians and payors that such products are safe and efficacious compared to other existing products yet offer a more competitive price or other benefit over existing therapies.  If our collaboration with Amgen does not result in the development and timely approval of biosimilar products or if such products, once developed and approved, are not commercially successful, our results of operations, financial condition and cash flows could be materially adversely affected.

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

Our success with the brand products that we develop will depend, in part, on our ability to obtain patent protection for these products.  We currently have a number of U.S. and foreign patents issued and pending.  However, issuance of a patent is not conclusive evidence of its validity or enforceability.  We cannot be sure that we will receive patents for any of our pending patent applications or any patent applications we may file in the future, or that our issued patents will be upheld if challenged.  If our current and future patent applications are not approved or, if approved, our patents are not upheld in a court of law if challenged, it may reduce our ability to competitively utilize our patented products.  Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by our competitors, in which case our ability to commercially market these products may be diminished.  Patent disputes may be lengthy and a potential violator of our patents may bring a potentially infringing product to market during the dispute, subjecting us to competition and damages due to infringement of the competitor product.  For example, patents covering our Androderm®, Asacol® 400 mg product, Actonel® once‑a‑week product, INFed® products and our Carafate® product have expired and we have no further patent protection on these products.  During the next five years, additional products acquired pursuant to the Warner Chilcott Acquisition, the Forest Acquisition, and the Allergan Acquisition will lose patent protection or likely become subject to generic competition, including Bystolic®, Linzess®, Namenda XR®, Viibryd®, Aczone®, Minastrin®, Delzicol®, Rapaflo®, Enablex® and Canasa®.  Therefore, it is possible that a competitor may launch a generic version of any of these products at any time, which would result in a significant decline in that product’s revenue and profit.

Generic versions of our Loestrin® 24 Fe product entered the market in January 2014 pursuant to settlement agreements previously entered into; generic versions of our Asacol® HD 800 mg product may enter the market as early mid-2016 or earlier pursuant to an agreement previously entered into; our immediate release Namenda® product lost U.S. patent protection in 2015; generic versions of our Minastrin® product may enter the market as early as March 2017 pursuant to settlement agreements previously entered into; generic versions of our Canasa® product may enter the market as early as December 2018 pursuant to a settlement agreement previously entered into; and generic versions of our Enablex® product may enter the market as early as March 2016 pursuant to settlement agreements previously entered into.  Some of our products may also become subject to generic competition prior to the expiration of patent protection in the event a generic competitor elects to launch its generic equivalent product “at risk.”

Generic competitors to our branded products may also challenge the validity or enforceability of the patents protecting our products or otherwise seek to circumvent them. Forest also recently brought actions against certain manufacturers of generic drugs for infringement of several patents covering our Savella®, Saphris®, Namenda® XR, Namzaric®, Canasa®, Viibryd®, Teflaro®, and Delzicol® products.  We believe that ANDAs were filed before the patents covering Canasa® were listed in the Orange Book, which generally means that ANDAs are not subject to the 30 month stay of the approval under the Hatch Waxman Act.   Allergan recently brought actions against manufacturers of generic drugs for infringement of several patents covering our Acular LS®, Combigan®, Lastacaft®, Latisse®, and Restasis® products.  While we intend to vigorously defend these and other patents and pursue our legal rights, we can offer no assurance as to when the pending or any future litigation will be decided, whether such lawsuits will be successful or that a generic equivalent of one or more of our products will not be approved and enter the market.   In addition, patents covering our branded pharmaceutical products may be challenged in proceedings other than court proceedings, including inter partes review (IPR) at the patent and trademark office.  In 2011, Congress amended the patent laws and created a new way to challenge the validity of patents:  the inter partes review.  IPR proceedings take place in the Patent Office and have both advantages and disadvantages when compared to district court proceedings.  Although IPR proceedings are limited to certain types of invalidity challenges, the Patent Office applies different standards that make it easier for challengers to invalidate patents.  Moreover, IPR proceedings generally take no more than 18 months, which means it is much faster than challenging a patent’s validity in a district court proceeding.  In addition, an IPR challenge can be mounted even after a patent has been upheld in court.

In addition to patent protection, our business relies on our protection of other intellectual property rights, trade secrets, and other proprietary technologies.  We rely on trademark, copyright, and patent law, trade‑secret protection, and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights.  The protection of our proprietary technology may require the expenditure of significant financial and managerial resources.  We may not be able to discover or determine the extent of any unauthorized use of our proprietary rights, and we may not be able to prevent third parties from misappropriating or infringing upon our proprietary rights.

We rely on certain information, processes, and know‑how that are not protected by patents or other intellectual property rights.  We seek to protect this information through trade secret or confidentiality agreements, as well as through other measures.  These measures may not provide adequate protection for our unpatented technology.

If we are unable to adequately protect our technology, trade secrets or proprietary know‑how, or enforce our intellectual property rights, our results of operations, financial condition and cash flows could suffer.

Our branded pharmaceutical products will face increased competition with generic products, including, for a period of time, our own.

As a result of our recent acquisitions, we have expanded our branded pharmaceutical products, and we face increased competition from generic pharmaceutical manufacturers, including in some circumstances, us. Because the regulatory approval process in the United States and European Union exempts generic products from costly and time-consuming clinical trials to demonstrate their safety and efficacy and rely instead on the safety and efficacy of prior products, manufacturers of generic products can invest far less in research and development. As a result, our branded products will face intense price competition from generic forms of the product once market exclusivity has expired. Upon the expiration of market exclusivity, we may lose the majority of our revenues of that product in a very short period of time.

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

•	selling the brand product as an Authorized Generic, either by the brand company directly, through an affiliate or by a marketing partner;
•	using the Citizen Petition process (e.g., under 21 C.F.R. s. 10.30) to request amendments to FDA standards or otherwise delay generic drug approvals;
•	seeking changes to U.S. Pharmacopeia, an organization which publishes industry recognized compendia of drug standards;
•	attempting to use the legislative and regulatory process to have drugs reclassified or rescheduled;
•	using the legislative and regulatory process to set definitions of abuse deterrent formulations to protect brand company patents and profits;
•	attaching patent extension amendments to non-related federal legislation;
•	engaging in state-by-state initiatives to enact legislation that restricts the substitution of some generic drugs, which could have an impact on products that we are developing;
•	entering into agreements with pharmacy benefit management companies which have the effect of blocking the dispensing of generic products; and
•	seeking patents on methods of manufacturing certain API.

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

Certain of our competitors have challenged our ability to distribute Authorized Generics during the competitors’ 180-day period of ANDA exclusivity under the Hatch-Waxman Act. Under the challenged arrangements, we have obtained rights to market and distribute under a brand manufacturer’s new drug application “NDA” a generic alternative of the brand product. Some of our competitors have challenged the propriety of these arrangements by filing Citizen Petitions with the FDA, initiating lawsuits alleging violation of the antitrust and consumer protection laws, and seeking legislative intervention. For example, legislation has been introduced in the U.S. Senate that would prohibit the marketing of Authorized Generics during the 180-day period of ANDA exclusivity under the Hatch-Waxman Act. If distribution of Authorized Generic versions of brand products is otherwise restricted or found unlawful, our results of operations, financial condition and cash flows could be materially adversely affected.

From time to time we may need to rely on licenses to proprietary technologies, which may be difficult or expensive to obtain.

We may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market products.  If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially market our products may be inhibited or prevented, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.  For example, because we license significant intellectual property with respect to certain of our products, including Namenda XR®, Linzess® and Viibryd®, any loss or suspension of our rights to licensed intellectual property could materially adversely affect our business, financial condition, cash flows and results of operations.

Third parties may claim that we infringe their proprietary rights and may prevent us from manufacturing and selling some of our products.

The manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the pharmaceutical industry.  These lawsuits relate to the validity, enforceability and infringement of patents or proprietary rights of third parties.  We may have to defend ourselves against charges that we violated patents or proprietary rights of third parties.  This is especially true in the case of generic products on which the patent covering the brand product is expiring, an area where infringement litigation is prevalent, and in the case of new brand products where a competitor has obtained patents for similar products.  Litigation may be costly, unpredictable, time‑consuming, often involves complex legal, scientific and factual questions, and could divert the attention of our management and technical personnel.  In addition, if it is determined that we infringe the rights of others, we could lose our right to develop, manufacture or market products, product launches could be delayed or we could be required to pay monetary damages or royalties to license proprietary rights from third parties.  For example, we are currently engaged in litigation with Endo Pharmaceuticals Inc. concerning whether our generic version of the original (now discontinued) formulation of

Opana ER infringes U.S. Patent Nos.  8,309,122, 8,329,216, 8,808,737, and 8,871,779, and we continue to market our generic product.  We are also engaged in litigation with Teva Pharmaceuticals USA, Inc. and Mayne Pharma International Pty Ltd.  (“Mayne”) concerning whether our manufacture and sale of Namenda XR, which we acquired in the Forest Acquisition, infringes U.S. Patent No.  6,194,000.

Further, in August 2012, Bayer Pharma AG (together with its affiliates, “Bayer”) filed a complaint against Warner Chilcott alleging that its manufacture, use, offer for sale, and/or sale of Lo Loestrin® Fe infringes Bayer’s U.S. Patent No.  5,980,940.  In the complaint, Bayer seeks injunctive relief and unspecified monetary damages for the alleged infringement.  In December 2012, Bayer amended the complaint to add a claim seeking to invalidate the Company’s U.S. Patent No.  7,704,984, which covers the Lo Loestrin® Fe product.  On April 21, 2015, the District Court granted summary judgment in favor of Warner Chilcott and the case is now on appeal.  Although the parties to patent and intellectual property disputes in the pharmaceutical industry have often settled their disputes through licensing or similar arrangements, the costs associated with these arrangements may be substantial and could include ongoing royalties.  Refer to Legal Matters in “NOTE 25 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements”. Furthermore, we cannot be certain that the necessary licenses would be available to us on commercially reasonable terms, or at all.  As a result, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could result in substantial monetary damage awards and could prevent us from manufacturing and selling a number of our products, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Certain aspects of our operations are highly dependent upon third‑party service providers.

We rely on suppliers, vendors and other third‑party service providers to research, develop, manufacture, commercialize, promote and sell our products.  Reliance on third‑party manufacturers reduces our oversight and control of the manufacturing process.  Some of these third‑party providers are subject to legal and regulatory requirements, privacy and security risks, and market risks of their own.  The failure of a critical third‑party service provider to meet its obligations could have a material adverse impact on our operations and results.  If any third‑party service providers have violated or are alleged to have violated any laws or regulations during the performance of their obligations to us, it is possible that we could suffer financial and reputation harm or other negative outcomes, including possible legal consequences.

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

In our Anda Distribution business, we compete with McKesson Corporation (“McKesson”), AmerisourceBergen Corporation (“AmerisourceBergen”) and Cardinal Health, Inc.  (“Cardinal”).  These companies are significant customers of our business in the United States.  Our activities related to our Anda Distribution business, as well as the acquisition of other businesses that compete with our customers, may result in the disruption of our business, which could harm relationships with our current customers, employees or suppliers, and could adversely affect our expenses, pricing, third‑party relationships and revenues.  Further, a loss of a significant customer of our US Brands, US Medical Aesthetics, International Brands and North American Generics businesses, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

If we are unable to obtain sufficient supplies from key manufacturing sites or suppliers that in some cases may be the only source of finished products or raw materials, our ability to deliver our products to the market may be impeded.

We are required to identify the supplier(s) of all the raw materials for our products in our applications with the FDA and other regulatory agencies in the U.S.  To the extent practicable, we attempt to identify more than one supplier in each drug application.  However, some products and raw materials are available only from a single source and, in many of our drug applications, only one supplier of products and raw materials or site of manufacture has been identified, even in instances where multiple sources exist.  Some of these products have historically or may in the future account for a significant portion of our revenues, such as our products Botox®, breast aesthetics and our Juvederm® dermal filler family of products, Namenda®, INFed®, metoprolol succinate extended release tablets, methylphenidate hydrochloride extended release tablets, and a significant number of our oral contraceptive and controlled substance products.  In addition, certain manufacturing facilities in Ireland are the exclusive qualified manufacturing facilities for finished dosage forms of many of our products, including our products, Namenda®, Bystolic® and Savella®.  Any failure by us to forecast demand for, or to maintain an adequate supply of, the raw material and finished product could result in an interruption in the supply of certain products and a decline in sales of that product.  In addition, if our suppliers are unable to meet our manufacturing requirements, we may not be able to produce a sufficient amount of materials or products in a timely manner, which could cause a decline in our sales.  We expect to continue to rely on our third‑party manufacturing partners, including Teva after completion of the sale of our generics business, such as Ortho‑McNeil‑ Janssen Pharmaceuticals, Inc.  for methylphenidate ER, Contract Pharmaceuticals Limited Canada (“CPL”) for Estrace® Cream and Norwich Pharmaceuticals Inc.  (“NPI”) for Actonel® and Atelvia®.  GlaxoSmithKline plc (“GSK”) currently manufactures our Asacol® 400 mg product sold in the United Kingdom.  CPL, which manufactures our Estrace® Cream product, recently closed its manufacturing facility in Buffalo, New York and transferred its operations at that location to its facilities in Mississauga, Canada. Such transfers are subject to regulatory approvals, and the failure to obtain such approvals in a timely manner may delay production at the new facility and result in an interruption in our product supply.  From time to time, certain of our manufacturing sites or outside suppliers have experienced regulatory or supply‑related difficulties that have inhibited their ability to deliver products and raw materials to us, causing supply delays or interruptions.  The availability and prices of raw materials and supplies are subject to volatility and are influenced by worldwide economic conditions, speculative action, world supply and demand balances, inventory levels, availability of substitute materials, currency exchange rates, anticipated or perceived shortages, product contamination, among other factors.  To the extent any difficulties experienced by our manufacturing sites or suppliers cannot be resolved or extensions of our key supply agreements cannot be negotiated within a reasonable time and on commercially reasonable terms, or if raw materials for a particular product become unavailable from an approved supplier and we are required to qualify a new supplier with the FDA or other regulatory agency, or if we are unable to do so, our profit margins and market share for the affected product could decrease or be eliminated, as well as delay our development and sales and marketing efforts.  Such outcomes could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Our generic business’ policies regarding returns, allowances and chargebacks, and marketing programs adopted by wholesalers, may reduce our revenues in future fiscal periods.

Consistent with generic industry practice we have liberal return policies and have been willing to give customers post‑sale inventory allowances.  Under these arrangements, from time to time, we may give our customers credits on our generic products that our customers hold in inventory after we have decreased the market prices of the same generic products.  Therefore, if new competitors enter the marketplace and significantly lower the prices of any of their competing products, we may reduce the price of our product.  As a result, we may be obligated to provide significant credits to our customers who are then holding inventories of such products, which could reduce sales revenue and gross margin for the period the credit is provided.  Like our competitors, we also give credits for chargebacks to wholesale customers that have contracts with us for their sales to hospitals, group purchasing organizations, pharmacies or other retail customers.  A chargeback represents an amount payable in the future to a wholesaler for the difference between the invoice price paid to us by our wholesale customer for a particular product and the negotiated price that the wholesaler’s customer pays for that product.  Although we establish reserves based on our prior experience and our best estimates of the impact that these policies may have in subsequent periods, we cannot ensure that our reserves are adequate or that actual product returns, allowances and chargebacks will not exceed our estimates, which could have a material adverse effect on our results of operations, financial condition, cash flows and the market price of our stock.

Investigations of the calculation of average wholesale prices may adversely affect our business.

Many government and third‑party payers, including Medicare, Medicaid, Health Maintenance Organization (“HMOs”) and Managed Care Organization (“MCOs”), have historically reimbursed doctors, pharmacies and others for the purchase of certain prescription drugs based on a drug’s average wholesale price (“AWP”) or wholesale acquisition cost (“WAC”).  In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers’ reporting practices with respect to AWP and WAC, in which they have suggested that reporting of inflated AWP’s or WAC’s has led to excessive payments for prescription drugs.  For example, beginning in July 2002, we and certain of our subsidiaries, as well as numerous other pharmaceutical companies, were named as defendants in various state and federal court actions alleging improper or fraudulent practices related to the reporting of AWP and/or WAC of certain products, and other improper acts, in order to increase prices and market shares.  Similarly, Forest is a defendant in three pending state actions alleging that manufacturers’ reporting of AWP did not correspond to actual provider costs of prescription drugs.  In December 2015, Forest and other company subsidiaries were named as defendants in a private class action litigation in Pennsylvania based on similar allegations.  Additional actions are possible.  These actions, if successful, could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows.

The design, development, manufacture and sale of our products involves the risk of product liability claims by consumers and other third parties, and insurance against such potential claims is expensive and may be difficult to obtain.

The design, development, manufacture and sale of our products involve an inherent risk of product liability claims and the associated adverse publicity.  For example, Forest is subject to approximately 200 legal actions asserting product liability claims relating to the use of Celexa® or Lexapro.  These cases include claims that Celexa® or Lexapro caused various birth defects. While we believe there is no merit to these cases, litigation is inherently subject to uncertainties and we may be required to expend substantial amounts in the defense or resolution of certain of these matters.  We regularly monitor the use of our products for trends or increases in reports of adverse events or product complaints, and regularly report such matters to the FDA.  In some, but not all cases, an increase in adverse event reports may be an indication that there has been a change in a product’s specifications or efficacy.  Such changes could lead to a recall of the product in question or, in some cases, increases in product liability claims related to the product in question.  If the coverage limits for product liability insurance policies are not adequate or if certain of our products are excluded from coverage, a claim brought against us, whether covered by insurance or not, could have a material adverse effect on our business, results of operations, financial condition and cash flows.  We also rely on self‑insurance to cover product liability claims, and these claims may exceed amounts we have reserved under our self‑insurance program.

We are also subject to a variety of other types of claims, proceedings, investigations and litigation initiated by government agencies or third parties.  These include compliance matters, product regulation or safety, taxes, employee benefit plans, employment discrimination, health and safety, environmental, antitrust, customs, import/export, government contract compliance, financial controls or reporting, intellectual property, allegations of misrepresentation, false claims or false statements, commercial claims, claims regarding promotion of our products and services, or other similar matters.  For example, consumer groups and certain plaintiffs have alleged that certain uses of Botox®, including off-label uses, have caused patient injuries and death and have further failed to adequately warn patients of the risks relating to Botox® use.  From time to time reports related to the quality and safety of breast implant devices are published, including reports that have suggested a possible association between anaplastic large cell lymphoma and breast implants, as well as negative reports from regulatory authorities in Europe related to a breast implant manufacturer that is not affiliated with the Company.  In addition, government investigations related to the use of products, but not the efficacy themselves, may cause reputational harm to the Company.  Negative publicity-whether accurate or inaccurate-about the efficacy, safety or side effects of our products or product categories, whether involving us or a competitor, could materially reduce market acceptance to our products, cause consumers to seek alternatives to our products, result in product withdrawals and cause our stock price to decline.  Negative publicity could also result in an increased number of product liability claims, whether or not these claims have a basis in scientific fact.  Any such claims, proceedings, investigations or litigation, regardless of the merits, might result in substantial costs, restrictions on product use or sales, or otherwise injure our business.

The loss of our key personnel could cause our business to suffer.

The success of our present and future operations will depend, to a significant extent, upon the experience, abilities and continued services of key personnel.  For example, although we have other senior management personnel, a significant loss of the services of Brent Saunders, our Chief Executive Officer, or Paul Bisaro, our Executive Chairman, or other senior executive officers without having or hiring a suitable successor, could cause our business to suffer.  We cannot assure you that we will be able to attract and retain key personnel.  We have entered into employment agreements with many of our senior executive officers but such agreements do not guarantee that our senior executive officers will remain employed by us for a significant period of time, or at all.  We do not carry key‑employee life insurance on any of our officers.

Significant balances of intangible assets, including product rights and goodwill acquired, are subject to impairment testing and may result in impairment charges, which will adversely affect our results of operations and financial condition.

A significant amount of our total assets is related to acquired intangibles and goodwill.  As of December 31, 2015, the carrying value of our product rights and other intangible assets was $67,931.7 million and the carrying value of our goodwill was $46,551.5 million.

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

Goodwill, our Anda trade name intangible asset and our IPR&D intangible assets are tested for impairment annually, or when events occur or circumstances change that could potentially reduce the fair value of the reporting unit or intangible asset.  Impairment testing compares the fair value of the reporting unit or intangible asset to its carrying amount.  A goodwill, trade name or IPR&D impairment, if any, would be recorded in operating income and could have a material adverse effect on our results of operations and financial condition.  For example, in 2013 the Company recognized a goodwill impairment charge of $647.5 million within discontinued operations.

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

The manufacture of certain of our products and product candidates, particularly our controlled‑release products, transdermal products, injectable products, and our oral contraceptive products, is more difficult than the manufacture of immediate‑release products.  Successful manufacturing of these types of products requires precise manufacturing process controls, API that conforms to very tight tolerances for specific characteristics and equipment that operates consistently within narrow performance ranges.  Manufacturing complexity, testing requirements, and safety and security processes combine to increase the overall difficulty of manufacturing these products and resolving manufacturing problems that we may encounter.

Our manufacturing and other processes utilize sophisticated equipment, which sometimes require a significant amount of time to obtain and install.  Our business could suffer if certain manufacturing or other equipment, or a portion or all of our facilities were to become inoperable for a period of time.  This could occur for various reasons, including catastrophic events such as earthquake, monsoon, hurricane or explosion, unexpected equipment failures or delays in obtaining components or replacements thereof, contamination by microorganisms or viruses, labor disputes or shortages, contractual disputes with our suppliers and contract manufacturers, as well as construction delays or defects and other events, both within and outside of our control.  We manufacture certain products, including Botox®, breast aesthetics and our Juvederm® dermal filler family of products, at a single facility or a single site. Therefore, a significant disruptive event, including a fire or natural disaster, at certain manufacturing facilities or sites could materially and adversely affect our business and results of operations. In the event of a disruption, we may need to build or locate replacement facilities as well as seek and obtain the necessary regulatory approvals for these facilities. Interruption of our efficient manufacture and supply of products may cause delays in shipments and supply constraints.  Our inability to timely manufacture any of our significant products could have a material adverse effect on our results of operations, financial condition and cash flows.

Our manufacturing processes and those of our third‑party contract manufacturers must undergo a potentially lengthy FDA or other regulatory approval process and are subject to continued review by the FDA and other regulatory authorities.  It can take longer than five years to build, validate and license a new manufacturing plant and it can take longer than three years to qualify and license a new contract manufacturer.  If regulatory authorities determine that we or our third‑party contract manufacturers or certain of our third‑party service providers have violated regulations or if they restrict, suspend or revoke our prior approvals, they could prohibit us from manufacturing our products or conducting clinical trials or selling our marketed products until we or the affected third‑party contract manufacturers or third‑party service providers comply, or indefinitely.  Because our third‑party contract manufacturers and certain of our third‑party service providers are subject to the FDA and foreign regulatory authorities, alternative qualified third‑party contract manufacturers and third‑party service providers may not be available on a timely basis or at all.  If we or our third‑party contract manufacturers or third‑party service providers cease or interrupt production or if our third‑party contract manufacturers and third‑party service providers fail to supply materials, products or services to us, we may experience delayed shipments, supply constraints, stock‑outs and/or recalls of our products.

Our business will continue to expose us to risks of environmental liabilities.

Our product and API development programs, manufacturing processes and distribution logistics involve the controlled use of hazardous materials, chemicals and toxic compounds in our owned and leased facilities.  As a result, we are subject to numerous and increasingly stringent federal, state and local environmental laws and regulations concerning, among other things, the generation, handling, storage, transportation, treatment and disposal of toxic and hazardous materials and the discharge of pollutants into the air and water.  Our programs and processes expose us to risks that an accidental contamination could result in (i) our noncompliance with such environmental laws and regulations and (ii) regulatory enforcement actions or claims for personal injury and property damage against us.  If an accident or environmental discharge occurs, or if we discover contamination caused by prior operations, including by prior owners and operators of properties we acquire, we could be liable for cleanup obligations, damages and fines.  The substantial unexpected costs we may incur could have a material and adverse effect on our business, results of operations, financial condition, and cash flows.  In addition, environmental permits and controls are required for some of our operations, and these permits are subject to modification, renewal and revocation by the issuing authorities.  Any modification, revocation or non‑renewal of our environmental permits could have a material adverse effect on our ongoing operations, business and financial condition.  Our environmental capital expenditures and costs for environmental compliance may increase in the future as a result of changes in environmental laws and regulations or increased development or manufacturing activities at any of our facilities.

Global economic conditions could harm us.

Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies during recent years.  Continued concerns about the systemic impact of potential long‑term and wide‑spread recession, energy costs, geopolitical issues particularly in areas in which we operate, the availability and cost of credit, and the global real estate markets have contributed to increased market volatility and diminished expectations for western and emerging economies.  These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have contributed to volatility of unprecedented levels.

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

Global efforts towards health care cost containment continue to exert pressure on product pricing and market access.  In many international markets, government‑mandated pricing actions have reduced prices of generic and patented drugs.

Global economic conditions could adversely affect the ability of third‑party distributors, partners, manufacturers and suppliers to obtain liquidity required to buy inventory or raw materials and to perform their obligations under agreements with us, which could disrupt our operations.

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

Our global operations, particularly following our acquisitions of of AqueSys, Northwood Medical Innovation, Kythera, Oculeve, Auden Mckenzie and Legacy Allergan and our pending business combination with Pfizer, expose us to risks and challenges associated with conducting business internationally.

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

We have exposure to tax liabilities.

As a multinational corporation, we are subject to income taxes as well as non‑income based taxes in various jurisdictions.  Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities.  We are subject to costs and other potential outcomes from tax audits.  The Company believes that its accrual for tax contingencies is adequate for all open years based on past experience, interpretations of tax law, and judgments about potential actions by tax authorities; however, due to the complexity of tax contingencies, the ultimate resolution of any tax matters may result in payments greater or less than amounts accrued.

Changes in tax laws or tax rulings may have a significantly adverse impact on our effective tax rate.  Proposals by the current U.S. administration for fundamental U.S. international tax reform, including without limitation provisions that would limit the ability of U.S. multinationals to deduct interest on related party debt, if enacted, could have a significant adverse impact on our effective tax rate.  Many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws which could impact our future tax obligations.  The Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Sharing Project, and is expected to continue to issue, guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. The European Commission has conducted investigations in multiple countries focusing on whether local country tax rulings or tax legislation provides preferential tax treatment that violates European Union state aid rules.  If the Company’s effective tax rates were to increase, or if the ultimate determination of the Company’s taxes owed is for an amount in excess of amounts previously accrued, the Company’s operating results, cash flows, and financial condition could be adversely affected.

We would be adversely affected if, either based on current law or in the event of a change in law, the Internal Revenue Service did not agree that Allergan plc is a foreign corporation for U.S. federal tax purposes.  In addition, future changes to international tax laws not specifically related to inversions could adversely affect us.

Allergan plc believes that, under current law, it is treated as a foreign corporation for U.S. federal tax purposes, because it is an Irish incorporated entity.  However, the IRS may assert that Allergan plc should be treated as a U.S. corporation for U.S. federal tax purposes pursuant to Section 7874.  Under Section 7874, a corporation created or organized outside the United States (i.e., a foreign corporation) will be treated as a U.S. corporation for U.S. federal tax purposes when (i) the foreign corporation directly or indirectly acquires substantially all of the assets held directly or indirectly by a U.S. corporation (including the indirect acquisition of assets of the U.S. corporation by acquiring all the outstanding shares of the U.S. corporation), (ii) the shareholders of the acquired U.S. corporation hold at least 80% (by either vote or value) of the shares of the foreign acquiring corporation after the acquisition by reason of holding shares in the U.S. acquired corporation (including the receipt of the foreign corporation’s shares in exchange for the U.S. corporation’s shares), and (iii) the foreign corporation’s “expanded affiliated group” does not have substantial business activities in the foreign corporation’s country of organization or incorporation relative to such expanded affiliated group’s worldwide activities.  For purposes of Section 7874, multiple acquisitions of U.S. corporations by a foreign corporation, if treated as part of a plan or series of related transactions, may be treated as a single acquisition.  If multiple acquisitions of U.S. corporations are treated as a single acquisition, all shareholders of the acquired U.S. corporations would be aggregated for purposes of the test set forth above concerning such shareholders holding at least 80% (by either vote or value) of the shares of the foreign acquiring corporation after the acquisitions by reason of holding shares in the acquired U.S. corporations.

Allergan believes that the test set forth above to treat Allergan as a foreign corporation was satisfied in connection with the acquisition of Actavis, Inc., a Nevada corporation, and Warner Chilcott plc, a company incorporated under the laws of Ireland (the “Warner Chilcott Transaction”) on October 1, 2013.  However, the law and Treasury regulations promulgated under Section 7874 are relatively new and somewhat unclear, and thus it cannot be assured that the IRS will agree that the ownership requirements to treat Allergan as a foreign corporation were met.  Moreover, even if such ownership requirements were met in the Warner Chilcott Transaction and the subsequent acquisition of all of the common stock of Forest Laboratories, Inc., a company incorporated under the laws of the State of Delaware (the “Forest Transaction”), the IRS may assert that, even though the Merger is a separate transaction from the Warner Chilcott Transaction and the Forest Transaction, the Merger should be integrated with the Warner Chilcott Transaction and the Forest Transaction as a single transaction.  In the event the IRS were to prevail with such assertion, Allergan would be treated as a U.S. corporation for U.S. federal tax purposes and significant adverse tax consequences would result for Allergan.

In addition, changes to the inversion rules in Section 7874 or the U.S. Treasury Regulations promulgated thereunder or other IRS guidance could adversely affect Allergan plc’s status as a foreign corporation for U.S. federal tax purposes, and any such changes could have prospective or retroactive application to Allergan, Allergan Inc., their respective stockholders, shareholders and affiliates, and/or the Allergan Acquisition.  For example, in March 2014, the President of the United States proposed legislation that would amend the anti‑inversion rules.  In September 2014 and November 2015, the U.S. Treasury and the IRS issued additional guidance stating that they intend to issue regulations that will address certain inversion transactions.

Even if Allergan is respected as a foreign corporation for U.S. federal tax purposes, Allergan might be adversely impacted by recent proposals that have aimed to make other changes in the taxation of multinational corporations.  For example, the Organisation for Economic Co‑operation and Development has released proposals to create an agreed set of international rules for fighting base erosion and profit shifting.  As a result, the tax laws in the United States, Ireland, and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect Allergan and its affiliates (including Legacy Allergan and its affiliates).

Moreover, U.S. and foreign tax authorities may carefully scrutinize companies that result from cross‑border business combination, such as Allergan plc, which may lead such authorities to assert that Allergan plc owes additional taxes.

Foreign currency fluctuations could adversely affect our business and financial results.

We do business and generate sales in numerous countries outside the United States.  The Company has also entered and will continue to enter into acquisition, licensing, borrowing, hedging or other financial transactions that may give rise to currency and interest rate exposure.  As such, foreign currency fluctuations may affect the costs that we incur in such international operations.  Some of our operating expenses are incurred in non‑U.S. dollar currencies.  The appreciation of non‑U.S. dollar currencies in those countries where we have operations against the U.S. dollar could increase our costs and could harm our results of operations and financial condition.

We have incurred and will continue to incur significant transaction, integration and restructuring costs in connection with recent transactions, including our acquisitions of AqueSys, Northwood Medical Innovations, Kythera, Oculeve, Auden Mckenzie and Legacy Allergan, the pending sale of our generics business and certain other assets to Teva and our pending business combination with Pfizer.

We have incurred significant transaction costs related to our acquisitions of Kythera and Legacy Allergan, the pending sale of our generics business and certain other assets to Teva and our pending business combination with Pfizer and will continue to incur significant transaction costs related to past acquisitions and pending transactions with Teva and Pfizer.  In addition, we will incur integration costs and restructuring costs as we integrate the businesses.  While Allergan has assumed that a certain level of transaction and coordination expenses will be incurred, there are a number of factors beyond Allergan’s control that could affect the total amount or the timing of these transaction and coordination expenses.  Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately.  Although we expect that the realization of benefits and efficiencies related to the integration of the businesses may offset these transaction costs, integration costs and restructuring costs over time, no assurances can be made that this net benefit will be achieved in the near term, or at all.  The failure to realize the expected benefits and efficiencies related to the integration of the businesses could adversely affect our financial condition and results of operations.

In addition, as a result of acquiring businesses, technologies or products, or entering into other significant transactions, we may experience significant charges to earnings for merger and related expenses.  These costs may include substantial fees for investment bankers, attorneys, accountants, advisors, consultants and severance and other closure costs associated with regulator‑mandated divestitures and the elimination of duplicate or discontinued products, operations and facilities.  Charges that we may incur in connection with acquisitions could adversely affect our results of operations for particular quarterly or annual periods.

Substantial amounts of our information concerning our products, customers, employees and ongoing business are stored digitally and are subject to threats of theft, tampering, or other intrusion.

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent upon information technology systems, infrastructure and data.  This digital information includes, but is not limited to, confidential and proprietary information as well as personal information regarding our customers and employees.  Data maintained in digital form is subject to the risk of intrusion, tampering, and theft.  Cyber‑attacks are increasing in frequency, sophistication and intensity.  Cyber‑attacks could include the deployment of harmful malware, denial‑of‑service attacks, worms, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability.  We have established physical, electronic, and organizational measures to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for the processing, transmission and storage of digital information.  However, the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly more sophisticated.  Despite our efforts, the possibility of a future data compromise cannot be eliminated entirely, and risks associated with intrusion, tampering, and theft remain.  Data privacy or security breaches by employees or others may pose a risk that data, including intellectual property or personal information, may be exposed to unauthorized individuals or to the public.  In addition, we provide confidential, proprietary and personal information to third parties when it is necessary to pursue our business objectives.  While we obtain assurances that these third parties will protect this information and, where appropriate, monitor the protections employed by these third parties, there is a risk the confidentiality of data held by third parties may be compromised.  If our data systems are compromised, our business operations may be impaired, we may lose profitable opportunities or the value of those opportunities may be diminished, and we may lose revenue as a result of unlicensed use of our intellectual property.  If personal information of our customers or employees is misappropriated, our reputation with our customers and employees may be injured resulting in loss of business and/or morale, and we may incur costs to remediate possible injury to our customers and employees or be required to pay fines or take other action with respect to judicial or regulatory actions arising out of such incidents.

A failure of our internal control over financial reporting could materially impact our business or share price.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  An internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all internal control systems, internal control over financial reporting may not prevent or detect misstatements.  Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud, and could expose us to litigation or adversely affect the market price of the Allergan plc Ordinary Shares.

In the year ended December 31, 2013, management concluded that there was a material weakness in internal controls over financial reporting as it did not design or maintain effective internal controls with respect to segregation of duties and related information technology general controls regarding user access and change management activities.  Specifically, the controls were not designed to provide reasonable assurance that incompatible access within the system, including the ability to record transactions, was appropriately segregated, impacting the validity, accuracy and completeness of all key accounts and disclosures.  The locations impacted were principally related to the international entities acquired as part of the Actavis Group in 2012.  The Company has remediated the material weaknesses as of December 31, 2014.

Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.

All pharmaceutical companies, including Allergan, are subject to extensive, complex, costly and evolving government regulation.  For the U.S., this is principally administered by the FDA, but is also administered by the Drug Enforcement Agency “DEA” and state government agencies, as well as by varying regulatory agencies in foreign countries where products or product candidates are being manufactured and/or marketed.  The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations, and similar foreign statutes and regulations, govern or influence the development, testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale, distribution and import/ export of our products.  Foreign regulatory authorities impose similar requirements focused on drug safety and effectiveness.  Obtaining and maintaining regulatory approval has been and will continue to be increasingly difficult, time‑consuming and costly.  In addition, changes in applicable federal, state and foreign laws and regulations or the implementation of new laws and regulations could affect our ability to obtain or maintain approval of our products and could have a material adverse effect on the Company’s business.

Once regulatory approval has been obtained, agencies continue to have substantial authority to require additional testing, perform inspections, change product labeling or mandate withdrawals of our products.  Failure to comply with applicable regulatory requirements may subject us to administrative or judicially‑imposed sanctions.  These sanctions may include, among others, untitled letters, warning letters, fines, civil penalties, criminal penalties, injunctions, debarment, product seizure or detention, product recalls and total or partial suspension of production, sale and promotion.  In addition, we may voluntarily elect to recall or restrict the use of a product.  Any recall or restriction could divert managerial and financial resources and might harm our reputation.

Under these statutes and regulations, we are subject to periodic inspection of our facilities, procedures and operations and/or the testing of our products by the FDA and similar ex‑U.S. authorities, the DEA and other authorities, which conduct periodic inspections to confirm that we are in compliance with all applicable requirements.  In addition, the FDA and foreign regulatory agencies conduct pre‑approval and post‑approval reviews and plant inspections to determine whether our systems and processes are in compliance with cGMP and other regulations.  Following such inspections, the FDA or other agency may issue observations, notices, citations and/or warning letters that could cause us to modify certain activities identified during the inspection.  FDA guidelines specify that a warning letter is issued only for violations of “regulatory significance” for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action.  We are also required to report adverse events associated with our products to the FDA and other regulatory authorities.  Unexpected or serious health or safety concerns could result in product liability claims, labeling changes, recalls, market withdrawals or other regulatory actions, including withdrawal of product approvals.  Adverse events and safety concerns can arise as our product candidates are evaluated in clinical trials or as our marketed products are used in clinical practice.  We are required to communicate to regulatory agencies adverse events reported to us regarding our products.

Our manufacturing facility in Corona, California is currently subject to a consent decree of permanent injunction.  We cannot assure that the FDA will determine we have adequately corrected deficiencies at our Corona manufacturing site, that subsequent FDA inspections at any of our manufacturing sites will not result in additional inspectional observations at such sites, that approval of any of the pending or subsequently submitted NDAs, ANDAs or supplements to such applications by Allergan plc or our subsidiaries will be granted or that the FDA will not seek to impose additional sanctions against Allergan plc or any of its subsidiaries.  The range of possible sanctions includes, among others, FDA issuance of adverse publicity, product recalls or seizures, fines, total or partial suspension of production and/or distribution, suspension of the FDA’s review of product applications, enforcement actions, injunctions, and civil or criminal prosecution.  Any such sanctions, if imposed, could have a material adverse effect on our business, operating results, financial condition and cash flows.  Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals.  Similar sanctions as detailed above may be available to the FDA under a consent decree, depending upon the actual terms of such decree.  Although we have instituted internal compliance programs, if these programs do not meet regulatory agency standards or if compliance is deemed deficient in any significant way, it could materially harm our business.  Certain of our vendors are subject to similar regulation and periodic inspections and may be operating under consent decrees.

In order to market our products in the United States and other jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements.  The process for obtaining governmental approval to manufacture and market pharmaceutical products is rigorous, time‑consuming, uncertain and costly, and we cannot predict the extent to which we may be affected by legislative and regulatory developments.  We are dependent on receiving FDA and other governmental or third‑party approvals prior to manufacturing, marketing and shipping our products.  There is always the chance that we will not obtain FDA or other necessary approvals, or that the rate, timing and cost of obtaining such approvals, will adversely affect our product introduction plans or results of operations.  Additionally, any regulatory approvals we receive may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval or may contain requirements for potentially costly additional clinical trials and surveillance to monitor the safety and efficacy of the product.  We may only market or promote our products for their approved indications, and our labeling, promotional activities and advertising are subject to extensive regulation and oversight.  We carry inventories of certain product(s) in anticipation of launch, and if such product(s) are not subsequently launched, we may be required to write‑off the related inventory.

Our Anda Distribution operations and our customers are subject to various regulatory requirements, including requirements of the DEA, FDA, state boards of pharmacy and city and county health regulators, among others. These include licensing, registration, recordkeeping, security and reporting requirements.  The DEA requires our Anda Distribution business to monitor customer orders of DEA Scheduled Drugs and to report suspicious orders to the DEA.  Any determination by the DEA that we have failed to comply with applicable laws and regulations could result in DEA suspending, terminating or refusing to renew Anda Distribution’s license to distribute Scheduled Drugs.  Additionally, although physicians may prescribe FDA approved products for an “off label” indication, we are permitted to market our products only for the indications for which they have been approved.  Some of our products are prescribed off label and the FDA, the U.S. Department of Justice, the U.S. Attorney or other regulatory authorities could take enforcement actions if they conclude that we or our distributors have engaged in off label marketing.  In addition,  historically a number of states and the federal government have enforced licensing and anti-counterfeit drug pedigree laws which require the tracking of all transactions involving prescription drugs beginning with the manufacturer, through the supply chain, and down to the pharmacy or other health care provider dispensing or administering prescription drug products.  Therefore, manufacturers and wholesale distributors, including our subsidiary, ANDA Pharmaceuticals, have been required to maintain records documenting the chain of custody on distribution of prescription drugs.  On November 27, 2013, the federal government enacted the Drug Quality and Security Act (DQSA) amending federal requirements in regard to the licensing and tracking of prescription drugs.  Certain provisions in the new law related to licensing and track and trace specifically preempted prior state laws related to drug pedigrees that are inconsistent, more stringent, or in addition to the federal law.  Specifically, Title II of the DQSA, also known as the Drug Supply Chain Security Act (“DSCSA”), provides for creation of an electronic, interoperable system to identify and trace certain prescription drugs as they are distributed in the United States.   These amendments include new requirements on licensing, tracking and tracing and other operations applicable to manufacturers and wholesale distributors of prescription drug products.  The full requirements of the DSCSA will be phased in over a ten year period; however, in January 2015, specific product tracing requirements for manufacturers, wholesalers, repackagers and dispensers (e.g., pharmacies) of prescription drugs became effective.  Also, as of January 2015, the DSCSA required manufacturers and wholesale distributors to implement systems to identify potential “suspect” or “illegitimate” product, and take appropriate action.  The DSCSA also addresses product tracing using unique product identifiers on packaging, and requirements for standardized numerical identifiers which will take effect in the future.

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

As part of the Medicare Prescription Drug and Modernization Act of 2003 (the “MMA”) companies are required to file with the FTC and the Department of Justice certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of brand drugs.  This requirement, as well as new legislation pending in the U.S. Congress related to settlements between brand and generic drug manufacturers, could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with brand pharmaceutical companies and could result generally in an increase in private‑party litigation against pharmaceutical companies or additional investigations or proceedings by the FTC or other governmental authorities.  The impact of this requirement, the pending legislation and the potential private‑party lawsuits associated with arrangements between brand name and generic drug manufacturers, is uncertain and could adversely affect our business.  For example, on April 5, 2013, two putative class actions were filed against Actavis, Inc.  and certain affiliates alleging that Watson Pharmaceuticals, Inc.’s 2009 patent lawsuit settlement with Warner Chilcott related to Loestrin® 24 Fe (norethindrone acetate/ethinyl estradiol tablets and ferrous fumarate tablets, “Loestrin® 24”) is unlawful.  The complaints, both asserted on behalf of putative classes of end‑payors, generally allege that Watson and another generic manufacturer improperly delayed launching generic versions of Loestrin® 24 in exchange for substantial payments from Warner Chilcott, which at the time was an unrelated company, in violation of federal and state antitrust and consumer protection laws.  Further, in January 2009, the FTC and the State of California filed a lawsuit against us alleging that our settlement with Solvay related to our ANDA for a generic version of Androgel® is unlawful.  Numerous private parties purporting to represent various classes of plaintiffs filed similar lawsuits.  Similar lawsuits have been filed against us challenging the lawfulness of our settlements related to Asacol® and Namenda® and generic versions of Actos®, Androgel®, Cipro®, and Lidoderm®.  We have also received requests for information and Statements of Objection in connection with investigations into settlements and other arrangements between competing pharmaceutical companies by the Federal Trade Commission and the European Competition Commission.  In the past, we have also received requests for information and Statements of Objection in connection with investigations into settlements and other arrangements between competing pharmaceutical companies by the Federal Trade Commission and the European Competition Commission.  In May 2014, Forest received a Civil Investigatory Demand from the FTC requesting information about Forest’s agreements with ANDA filers for Bystolic®.    Any adverse outcome of these actions or investigations, or actions or investigations related to other settlements we have entered into, could have a material adverse effect on our business, results of operations, financial condition and cash flows.  Refer to Legal Matters in “NOTE 25 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements”.

Healthcare reform and a reduction in the coverage and reimbursement levels by governmental authorities, HMOs, MCOs or other third‑party payers may adversely affect our business.

Demand for our products depends in part on the extent to which coverage and reimbursement is available from third‑party payers, such as the Medicare and Medicaid programs and private payors.  In order to commercialize our products, we have obtained from government authorities and private health insurers and other organizations, such as HMOs and MCOs, recognition for coverage and reimbursement at varying levels for the cost of certain of our products and related treatments.  Third‑party payers increasingly challenge pricing of pharmaceutical products.  Further, the trend toward managed healthcare in the U.S., the growth of organizations such as HMOs and MCOs and legislative proposals to reform healthcare and government insurance programs create uncertainties regarding the future levels of coverage and reimbursement for pharmaceutical products.  Such cost containment measures and healthcare reform could reduce reimbursement of our pharmaceutical products, resulting in lower prices and a reduction in the product demand.  This could affect our ability to sell our products and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

There have been changes in reimbursement for pharmaceuticals under various government programs, including Medicaid, and there is uncertainty surrounding implementation of legislation and regulatory changes relating to reimbursement for pharmaceuticals under Medicaid and other government programs such as Medicare and Tricare.   Reimbursement changes under such government programs may impact demand for our products and may negatively affect the price.   In addition, any reimbursement granted may not be maintained or limits on reimbursement available from third party payers may reduce demand for, or negatively affect the price of, those products.  Additionally, various legislative and regulatory initiatives in states, including proposed modifications to reimbursements and rebates, product pedigree and tracking, pharmaceutical waste “take back” initiatives, and therapeutic category generic substitution carve out legislation may also have a negative impact on the Company.  We maintain a full time government affairs department in Washington, DC, which is responsible for coordinating state and federal legislative activities, and places a major emphasis in terms of management time and resources to ensure a fair and balanced legislative and regulatory arena.

There is additional uncertainty surrounding the insurance coverage mandate that goes into effect in the U.S. in 2015 and 2016.  Employers may seek to reduce costs by reducing or eliminating employer group healthcare plans or transferring a greater portion of healthcare costs to their employees.  Job losses or other economic hardships may also result in reduced levels of coverage for some individuals, potentially resulting in lower levels of healthcare coverage for themselves or their families.  These economic conditions may affect patients’ ability to afford health care as a result of increased co‑pay or deductible obligations, greater cost sensitivity to existing co‑pay or deductible obligations, lost healthcare insurance coverage or for other reasons.  We believe such conditions have led and could continue to lead to changes in patient behavior and spending patterns that negatively affect usage of certain of our products, including some patients delaying treatment, rationing prescription medications, leaving prescriptions unfilled, reducing the frequency of visits to healthcare facilities, utilizing alternative therapies, or foregoing healthcare insurance coverage.  Such changes may result in reduced demand for our products, which could materially and adversely affect the sales of our products, our business and results of operations.

The pharmaceutical industry is highly competitive and our future revenue growth and profitability are dependent on our timely development and launches of new products ahead of our competitors.

We face strong competition in all of our businesses.  The intensely competitive environment requires an ongoing, extensive search for technological innovations and the ability to market products effectively, including the ability to communicate the effectiveness, safety and value of brand products to healthcare professionals in private practice, group practices and MCOs.  Our competitors vary depending upon product categories, and within each product category, upon dosage strengths and drug‑delivery systems.  Based on total assets, annual revenues, and market capitalization, we are smaller than certain of our national and international competitors in the brand and distribution product arenas.  Most of our competitors have been in business for a longer period of time than us, have a greater number of products on the market and have greater financial and other resources than we do.  Furthermore, recent trends in this industry are toward further market consolidation of large drug companies into a smaller number of very large entities, further concentrating financial, technical and market strength and increasing competitive pressure in the industry.  If we directly compete with them for the same markets and/or products, their financial strength could prevent us from capturing a profitable share of those markets.  It is possible that developments by our competitors will make our products or technologies noncompetitive or obsolete.  In addition, competitive forces may result in changes to the mix of products that we sell during a given time period or lower demand for our products than expected.

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

Revenues and gross profit derived from the sales of generic pharmaceutical products tend to follow a pattern based on certain regulatory and competitive factors.  As patents for brand name products and related exclusivity periods expire, the first generic manufacturer to receive regulatory approval for generic equivalents of such products is generally able to achieve significant market penetration.  Therefore, our ability to increase or maintain revenues and profitability in our generics business is largely dependent on our success in challenging patents and developing non‑infringing formulations of proprietary products.  As competing manufacturers receive regulatory approvals on similar products or as brand manufacturers launch generic versions of such products (for which no separate regulatory approval is required), market share, revenues and gross profit typically decline, in some cases dramatically.  Accordingly, the level of market share, revenue and gross profit attributable to a particular generic product normally is related to the number of competitors in that product’s market and the timing of that product’s regulatory approval and launch, in relation to competing approvals and launches.  Consequently, we must continue to develop and introduce new products in a timely and cost‑effective manner to maintain our revenues and gross margins.  We may have fewer opportunities to launch significant generic products in the future, as the number and size of proprietary products that are subject to patent challenges is expected to decrease in the next several years compared to historical levels.  Additionally, as new competitors enter the market, there may be increased pricing pressure on certain products, which would result in lower gross margins.  This is particularly true in the case of certain Asian and other overseas generic competitors, who may be able to produce products at costs lower than the costs of domestic manufacturers.  If we experience substantial competition from Asian or other overseas generic competitors with lower production costs, our profit margins will suffer.

We also face strong competition in our Anda Distribution business, where we compete with a number of large wholesalers and other distributors of pharmaceuticals, including McKesson, AmerisourceBergen and Cardinal, which market both brand and generic pharmaceutical products to their customers.  These companies are significant customers of our US Brands, US Medical Aesthetics and International Brands businesses.  As generic products generally have higher gross margins for distributors, each of the large wholesalers, on an increasing basis, are offering pricing incentives on brand products if the customers purchase a large portion of their generic pharmaceutical products from the primary wholesaler. As Anda does not offer a full line of brand products to our customers, we have been at times competitively disadvantaged and must compete with these wholesalers based upon our very competitive pricing for generic products, greater service levels and our well‑established telemarketing relationships with our customers, supplemented by our electronic ordering capabilities.  The large wholesalers have historically not used telemarketers to sell to their customers, but recently have begun to do so.  Additionally, generic manufacturers are increasingly marketing their products directly to smaller chains and thus increasingly bypassing wholesalers and distributors.  Increased competition in the generic industry as a whole may result in increased price erosion in the pursuit of market share.

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

The loss of any of these customers could have a material adverse effect on our business, results of operations, financial condition and cash flows.  In addition, none of our customers are party to any long‑term supply agreements with us, and thus are able to change suppliers freely should they wish to do so.

Developments after a product reaches the market may adversely affect sales of our products.

Even after regulatory approval, certain developments may decrease demand for our products, including the following:

•	the re‑review of products that are already marketed;
•	new scientific information and evolution of scientific theories;
•	the recall or loss of marketing approval of products that are already marketed;
•	changing government standards or public expectations regarding safety, efficacy or labeling changes; and
•	greater scrutiny in advertising and promotion.

In the past, clinical trials and post‑marketing surveillance of certain marketed drugs of the Company and of competitors within the industry have raised concerns that have led to recalls, withdrawals or adverse labeling of marketed products.  If previously unknown side effects are discovered or if there is an increase in negative publicity regarding known side effects of any of our products, it could significantly reduce demand for the product or require us to take actions that could negatively affect sales, including removing the product from the market, restricting its distribution or applying for labeling changes.

In addition, certain health authorities, regulators and agencies have increased their focus on safety when assessing the balance of benefits and risks of drugs.  Some health authorities appear to have become more cautious when making decisions about approvability of new products and are re‑reviewing select products that are already marketed, adding further to the uncertainties in the regulatory processes.  There is also greater regulatory scrutiny, especially in the U.S., on advertising and promotion and, in particular, direct‑to‑consumer advertising.

We are incorporated in Ireland, and Irish law differs from the laws in effect in the United States and may afford less protection to, or otherwise adversely affect, our shareholders.

Our shareholders may have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction of the United States.  As an Irish company, we are governed by the Irish Companies Act 2014 (the “Companies Act”). The Companies Act and other relevant aspects of Irish law differ in some material respects from laws generally applicable to U.S. corporations and shareholders, including the provisions relating to interested directors, mergers, amalgamations and acquisitions, takeovers, shareholder lawsuits and indemnification of directors.  For example, under Irish law, the duties of directors and officers of a company are generally owed to the company only.  As a result, shareholders of Irish companies do not have the right to bring an action against the directors or officers of a company, except in limited circumstances.  In addition, depending on the circumstances, you may be subject to different or additional tax consequences under Irish law as a result of your acquisition, ownership and/or disposition of our ordinary shares, including, but not limited to, Irish stamp duty, dividend withholding tax and capital acquisitions tax.

As a result of different shareholder voting requirements in Ireland relative to laws in effect in certain states in the United States, we may have less flexibility with respect to certain aspects of capital management than companies organized in the United States.

Under Irish law, our authorized share capital can be increased by an ordinary resolution of our shareholders and the directors may issue new ordinary or preferred shares up to a maximum amount equal to the authorized but unissued share capital, without shareholder approval, once authorized to do so by our articles of association or by an ordinary resolution of our shareholders.  Additionally, subject to specified exceptions, Irish law grants statutory preemption rights to existing shareholders where shares are being issued for cash consideration but allows shareholders to disapply such statutory preemption rights either in our articles of association or by way of special resolution. Such disapplication can either be generally applicable or be in respect of a particular allotment of shares.  Accordingly, our articles of association contain, as permitted by Irish company law, provisions authorizing the board to issue new shares, and to disapply statutory preemption rights.  The authorization of the directors to issue shares and the disapplication of statutory preemption rights must both be renewed by the shareholders at least every five years, and we cannot provide any assurance that these authorizations will always be approved, which could limit our ability to issue equity and thereby adversely affect the holders of our securities.

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

A transfer of Company Ordinary Shares, other than by means of the transfer of book‑entry interests in the Depository Trust Company (“DTC”), may be subject to Irish stamp duty, as may a transfer of preference shares.

Transfers of Company Ordinary Shares effected by means of the transfer of book entry interests in DTC will not be subject to Irish stamp duty.  However, if you hold your Company Ordinary Shares directly rather than beneficially through DTC, any transfer of your Company Ordinary Shares could be subject to Irish stamp duty (currently at the rate of 1% of the higher of the price paid or the market value of the shares acquired).  Payment of Irish stamp duty is generally a legal obligation of the transferee. Transfers of preference shares may also be subject to Irish stamp duty at the same rate.  The potential for stamp duty could adversely affect the price of your shares.

In certain limited circumstances, dividends we pay may be subject to Irish dividend withholding tax.

While we do not currently contemplate paying dividends upon our ordinary shares, in certain limited circumstances, dividend withholding tax (currently at a rate of 20%) may arise in respect of dividends, if any, paid on our ordinary shares or our preference shares.  A number of exemptions from dividend withholding tax exist such that shareholders resident in the U.S. and shareholders resident in certain countries may be entitled to exemptions from dividend withholding tax.

Shareholders resident in the U.S. that hold their shares through DTC will not be subject to dividend withholding tax provided the addresses of the beneficial owners of such shares in the records of the brokers holding such shares are recorded as being in the U.S. (and such brokers have further transmitted the relevant information to a qualifying intermediary appointed by us).  Similarly, shareholders resident in the U.S. that hold their shares outside of DTC will not be subject to dividend withholding tax if, in the case of former Actavis, Inc.  shareholders, they provide a IRS Form 6166 to our transfer agent to confirm their U.S. residence and claim an exemption, or, in the case of former Warner Chilcott shareholders, such shareholders previously filed valid dividend withholding tax forms with Warner Chilcott or its transfer agent in respect of their Warner Chilcott shareholdings (provided these forms still remain valid).  All new U.S. resident shareholders in Allergan plc that hold their shares outside of DTC and shareholders resident in certain other countries (irrespective of whether they hold their shares through DTC or outside DTC) will not be subject to dividend withholding tax provided the beneficial owners of such shares have furnished completed and valid dividend withholding tax forms or an IRS Form 6166, as appropriate, to our transfer agent or their brokers (and such brokers have further transmitted the relevant information to our transfer agent).  However, other shareholders may be subject to dividend withholding tax, which could adversely affect the price of your shares.

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

Irish capital acquisitions tax (“CAT”) could apply to a gift or inheritance of Company Ordinary Shares or our preference shares.  irrespective of the place of residence, ordinary residence or domicile of the parties.  This is because Company Ordinary Shares and preference shares are regarded as property situated in Ireland.  The person who receives the gift or inheritance has primary liability for CAT.  Gifts and inheritances passing between spouses are exempt from CAT.  Children have a tax-free threshold of €280,000 (with effect from 14 October 2015) in respect of taxable gifts or inheritances received from their parents.  Certain other tax-free thresholds may also apply.

Risks Related to the Pending Sale of our Generics Business to Teva Pharmaceutical Industries Ltd

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

Either party has the right to terminate the master purchase agreement if the closing has not occurred by July 26, 2016, subject to extension in certain circumstances.  To the extent that the current market price of our ordinary shares reflects an assumption that the transaction with Teva will be consummated in the timeframe and manner currently anticipated, and that a portion of the sale proceeds will be used to pay down debt, any delay in closing or failure to close, or in a mix of debt paydown different than assumed by investors, could result in a decline in the market price of our ordinary shares.  Similarly, any delay in closing or failure to close could result in damage to our relationships with customers, suppliers and employees and have an adverse effect on our business.  Pending the completion of the transaction with Teva, the attention of our management may be directed toward the transaction and related matters, and their focus may be diverted from the day‑to‑day business operations of our company, including from other opportunities that might otherwise be beneficial to us.  We have agreed to indemnify Teva and its affiliates against certain losses suffered as a result of our breach of representations and warranties and our other obligations in the master purchase agreement.  Any event that results in a right for Teva to seek indemnity from us could result in a substantial payment from us to Teva and could adversely affect our results of operations.  If we successfully complete the sale of our generics business, our revenues will decrease accordingly and our business will be subject to concentration of risks that affect our retained businesses, including our branded business.  Refer to “Pfizer and Allergan may fail to realize all of the anticipated benefits of the Pfizer Transaction or those benefits may take longer to realize than expected.  The combined company may also encounter significant difficulties in integrating the two businesses.”

Risks Related to the Pfizer Transaction

Because the market price of Allergan ordinary shares and shares of Pfizer common stock will fluctuate, Allergan shareholders cannot be sure of the value of the combined company ordinary shares they will receive in the Allergan share split, as applicable.

Immediately prior to the consummation of the Pfizer Transaction, Allergan shareholders will receive 11.3 combined company ordinary shares for each of their Allergan ordinary shares.  The exact value of the transaction consideration to Allergan shareholders will therefore depend in part on the prices per share of Pfizer common stock at the consummation of the Pfizer Transaction.  These prices will not be known at the time of the Allergan extraordinary general meeting (“EGM”) called to approve the stock split and other matters related to the Pfizer Transaction and may be greater than, less than or the same as the prices at the time of entry into the Pfizer Agreement.  Assuming that each combined company ordinary share will have a value equal to the closing price of a share of Pfizer common stock on the NYSE on such date, the implied value of the 11.3 combined company ordinary shares to Allergan shareholders was approximately $160.0 billion using the then-current stock price at the time the Pfizer Transaction was announced.  The market prices of Pfizer common stock and Allergan ordinary shares are subject to general price fluctuations in the market for publicly traded equity securities and have experienced volatility in the past.  Stock price changes may result from a variety of factors, including general market and economic conditions, changes in the respective businesses, operations and prospects of Pfizer and Allergan, and an evolving regulatory landscape.  Market assessments of the benefits of the Pfizer Transaction and the likelihood that the Pfizer Transaction will be consummated, as well as general and industry specific market and economic conditions, may also impact market prices of Pfizer common stock and Allergan ordinary shares.  Many of these factors are beyond Allergan’s control.  You should obtain current market price quotations for Pfizer common stock and for Allergan ordinary shares; however, as noted above, the prices at the effective time may be greater than, the same as or less than such price quotations.

Because the share split ratio is fixed, the number of combined company ordinary shares to be received by holders of Allergan ordinary shares in the Allergan share split, will not change between now and the time the Pfizer Transaction is consummated to reflect changes in the trading prices of Pfizer common stock or Allergan ordinary shares, share repurchases or other factors.

The exact value of the transaction consideration to Allergan shareholders will depend in part on the prices per share of Pfizer common stock and/or Allergan ordinary shares at the consummation of the Pfizer Transaction.  The Pfizer Agreement does not provide for any adjustment to share split ratio as a result of changes in the trading prices of Pfizer common stock or Allergan ordinary shares.

The market price for combined company ordinary shares following the consummation of the Pfizer Transaction may be affected by factors different from those that historically have affected or currently affect Pfizer common stock and Allergan ordinary shares.

Allergan’s businesses differ from those of Pfizer, and vice versa, and accordingly the results of operations of the combined company will be affected by some factors that are different from those currently affecting the results of operations of Allergan, while other risks to Allergan, including those related to International Brands and US Brands segments may become more concentrated in the combined company.

Changes to tax laws and regulations may jeopardize or delay the Pfizer Transaction.

Each of Pfizer and Allergan may terminate the Pfizer Agreement if, following the date of the Pfizer Agreement, there has been an adverse change in law that, in the opinion of tax counsel, would cause the combined company to be treated as a U.S. domestic corporation for U.S. federal income tax purposes (an  “adverse tax law change”).  In addition, each of the Pfizer board of directors and the Allergan board of directors may change its recommendation in response to any effect that occurs after the date of the Pfizer Agreement, including any actual or proposed change in or issuance or interpretation of applicable law (whether or not yet approved or effective), if such board of directors has concluded in good faith (after consultation with its financial advisors and outside legal counsel) that the failure to take such action would be inconsistent with the directors’ fiduciary duties under applicable law.  In the event of such a change of recommendation, the other party may terminate the Pfizer Agreement.  Accordingly, any changes in applicable tax laws or regulations could jeopardize or delay the Pfizer Transaction.

Pfizer and Allergan must obtain required stockholder or shareholder approvals and governmental and regulatory approvals to consummate the Pfizer Transaction, which, if delayed or not granted or granted with unacceptable conditions, may prevent, delay or impair the consummation of the Pfizer Transaction, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the Pfizer Transaction.

The closing conditions to the Pfizer Transaction include, among others, the receipt of required approvals from the Pfizer stockholders and the Allergan shareholders, clearance of the Pfizer Transaction by certain governmental and regulatory authorities, including the expiration or termination of applicable waiting periods under the HSR Act and other filings or approvals as may be required pursuant to the antitrust and competition laws of certain foreign countries.  The governmental agencies with which the parties will make these filings and seek certain of these approvals and consents have broad discretion in administering the governing regulations.  Pfizer and Allergan can provide no assurance that all required approvals and consents will be obtained.  Moreover, as a condition to their approval of the transaction, certain governmental agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the business of the combined company after the closing of the Pfizer Transaction.  These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the effective time or reduce the anticipated benefits of the transaction.  Further, no assurance can be given that the required stockholder and shareholder approvals will be obtained or that the required closing conditions will be satisfied, and, if all required consents and approvals are obtained and the closing conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals or clearances.  Finally, the closing of the Pfizer Transaction is subject to the closing of the Teva Transaction, which itself is subject to certain closing conditions, including receipt of governmental and regulatory approvals, and no assurance can be given that the closing of this transaction will occur on a timely basis or at all.  If Pfizer and Allergan agree to any requirements, limitations, costs, divestitures or restrictions in order to obtain any approvals or clearances required to consummate the transaction, these requirements, limitations, costs, divestitures or restrictions could adversely affect the integration of the two companies’ operations and/or reduce the anticipated benefits of the Pfizer Transaction.  This could result in a material adverse effect on the business and results of operations of the combined company.

The Pfizer Agreement may be terminated in accordance with its terms and the Pfizer Transaction may not be consummated.

The Pfizer Agreement contains a number of conditions that must be fulfilled to close the Pfizer Transaction.  Those conditions include:  the approval of the Pfizer Transaction proposal by the Pfizer stockholders; the approval by the Allergan shareholders of the issuance of Allergan ordinary shares to the stockholders of Pfizer  and certain other proposals related to the Pfizer transaction as required by the Pfizer Agreement (the “Allergan required proposals”; the consummation of the Allergan share split; receipt of the requisite regulatory and antitrust approvals, including clearance under the HSR Act; the absence of orders prohibiting the closing of the Pfizer Transaction; the effectiveness of the registration statement registering the Allergan ordinary shares to be issued to Pfizer stockholders and the joint proxy statement/prospectus wherein Allergan shareholders and Pfizer stockholders can vote to approve the Pfizer Transaction; the approval of an Irish prospectus, if required by Irish Prospectus Law; the approval for listing on the NYSE of the Allergan ordinary shares to be issued to Pfizer stockholders; the continued accuracy of the representations and warranties of both parties, subject to specified materiality standards; the performance by both parties of their covenants and agreements under the Pfizer Agreement in all material respects; and the closing of the Teva Transaction.  These conditions to the closing of the Pfizer Transaction may not be fulfilled and, accordingly, the Pfizer Transaction may not be consummated.  In addition, if the Pfizer Transaction is not consummated by October 31, 2016 (subject to extension to March 31, 2017 if the only conditions not satisfied or waived (other than those conditions that by their nature are to be satisfied at the closing of the Pfizer Transaction, which conditions are capable of being satisfied) are conditions relating to the Pfizer stockholder and Allergan shareholder approvals, occurrence of the Allergan share split, certain required regulatory filings and clearances, effectiveness of the registration statement, listing on the NYSE of the Allergan ordinary shares and approval of an Irish prospectus), either Pfizer or Allergan may terminate the Pfizer Agreement.  In addition, Pfizer or Allergan may elect to terminate the Pfizer Agreement in certain other circumstances, including by Pfizer, if, prior to receipt of approval of the Allergan required proposals, the Allergan board of directors makes a change of recommendation, by Allergan, if, prior to receipt of approval of the Pfizer merger proposal, the Pfizer board of directors makes a change of recommendation, and by either Pfizer or Allergan, if, following the date of the Pfizer Agreement, there has been an adverse tax law change.  The parties can also mutually decide to terminate the Pfizer Agreement at any time prior to the consummation of the Pfizer Transaction.

The Pfizer Agreement contains provisions that restrict the ability of the Allergan board of directors to pursue alternatives to the Pfizer Transaction and to change its recommendation that Allergan shareholders vote for the approval of the Allergan proposals.  In specified circumstances Pfizer may be entitled to receive a termination fee of up to $3.5 billion.

Under the Pfizer Agreement, Allergan is generally prohibited from soliciting, initiating or knowingly encouraging, or negotiating regarding or furnishing information in furtherance of, any inquiry, proposal or offer which constitutes or would reasonably be expected to lead to a competing proposal.  In addition, Allergan may not terminate the Pfizer Agreement to enter into any agreement with respect to a superior proposal.  If the Allergan board of directors (after consultation with Allergan’s financial advisors and legal counsel) effects a change of recommendation in response to a superior proposal and the Pfizer board of directors confirms (after consultation with Pfizer’s financial advisors and legal counsel) that it does not intend to change its recommendation, Pfizer may be entitled to terminate the Pfizer Agreement and  receive a termination fee of $3.5 billion.  If a competing proposal for Allergan is made public after the date of the Pfizer Agreement, the Pfizer Agreement is terminated as a result of the Allergan shareholders’ subsequent failure to approve the Allergan required proposals at the Allergan EGM and Allergan consummates a transaction with respect to a competing proposal within 12 months of termination of the Pfizer Agreement  or enters into a definitive agreement with respect to a competing proposal within 12 months of termination of the Pfizer Agreement  which is later consummated, Pfizer may be entitled to receive a termination fee of $3.5 billion.  These provisions could discourage a third party that may have an interest in acquiring all or a significant part of Allergan from considering or proposing an acquisition, even if such third party were prepared to enter into a transaction that would be more favorable to Allergan and its shareholders than the Pfizer Transaction and the other transactions contemplated by the Pfizer Transaction.  Additionally, Pfizer may be entitled to receive a termination fee of $1.5 billion upon termination of the Pfizer Agreement  by Pfizer or Allergan due to the failure of the Allergan shareholders to approve the Allergan required proposals at the Allergan EGM, or a termination fee of $3.0 billion or $3.5 billion if Pfizer terminates the Pfizer Agreement because the Allergan board of directors has made a change of recommendation (other than in response to a superior proposal) on or prior to March 1, 2016, or after March 1, 2016, respectively, in each case if the Pfizer board of directors has not made a change of recommendation.

While the Pfizer Transaction is pending, Pfizer and Allergan will be subject to contractual restrictions and business uncertainties that could adversely affect their businesses and operations.  These uncertainties could also adversely affect the combined company following the consummation of the Pfizer Transaction.

Uncertainty about the effect of the Pfizer Transaction  on employees, customers and suppliers may have an adverse effect on Pfizer and Allergan.  These uncertainties may impair Pfizer’s and Allergan’s ability to attract, retain and motivate key personnel until the Pfizer Transaction is consummated and for a period of time thereafter, and could cause customers, suppliers and others who deal with Pfizer and Allergan to seek to change existing business relationships with Pfizer and/or Allergan.  Employee retention may be challenging during the pendency of the Pfizer Transaction, as certain employees may experience uncertainty about their future roles.  If key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with the businesses, the business of the combined company following the Pfizer Transaction could be seriously harmed.

In addition, the Pfizer Agreement restricts Allergan and Pfizer from taking specified actions until the Pfizer Transaction occurs without the consent of the other party.  These restrictions may prevent Allergan or Pfizer from pursuing attractive business opportunities that may arise prior to the consummation of the Pfizer Transaction.

Allergan shareholders will have a reduced ownership and voting interest after the Pfizer Transaction and will exercise less influence over management.

Allergan shareholders currently have the right to vote in the election of the Allergan board of directors and on other matters affecting Allergan.  Upon the consummation of the Pfizer Transaction, each Allergan shareholder will become a shareholder of the combined company with a percentage ownership of the combined company that is smaller than such shareholder’s prior percentage ownership of Allergan.  It is currently expected that the former shareholders of Allergan as a group will receive shares in the Pfizer Transaction constituting approximately 44% of the outstanding combined company ordinary shares immediately following the effective time on a fully diluted basis.  Because of this, Allergan shareholders will have less influence on the management and policies of the combined company than they now have on the management and policies of Allergan.

Following the Pfizer Transaction, the composition of the combined company board of directors will be different than the composition of the current Allergan board of directors.

Upon consummation of the Pfizer Transaction, the composition of the board of directors of the combined company will be different than the current Allergan board of directors.  The Allergan board of directors currently consists of 12 directors.  Upon the consummation of the Pfizer Transaction, the board of directors of the combined company will consist of 15 members, 11 of whom will be the 11 directors serving on the Pfizer board of directors prior to the closing of the Pfizer Transaction and four of whom will be directors serving on the Allergan board of directors prior to the closing of the Pfizer Transaction, including Paul M. Bisaro, Allergan’s current Executive Chairman, and Brenton L. Saunders, Allergan’s current Chief Executive Officer and President, and two other Allergan directors to be mutually agreed between Pfizer and Allergan.  This new composition of the board of directors of the combined company may affect the future decisions of the combined company.

Failure to consummate the Pfizer Transaction could negatively impact Allergan and its future operations.

If the Pfizer Transaction is not consummated for any reason, Allergan may be subjected to a number of material risks.  The price of Allergan ordinary shares may decline to the extent that its current market price reflect a market assumption that the Pfizer Transaction will be consummated.  In addition, some costs related to the Pfizer Transaction must be paid by Allergan whether or not the Pfizer Transaction is consummated.  Furthermore, Allergan may experience negative reactions from its shareholders, customers and employees.

Risks Related to the Business of the Combined Company

Pfizer and Allergan may fail to realize all of the anticipated benefits of the Pfizer Transaction or those benefits may take longer to realize than expected.  The combined company may also encounter significant difficulties in integrating the two businesses.

The ability of Pfizer and Allergan to realize the anticipated benefits of the Pfizer Transaction will depend, to a large extent, on the combined company’s ability to integrate the two businesses.  The combination of two independent businesses is a complex, costly and time-consuming process.  As a result, Pfizer and Allergan will be required to devote significant management attention and resources to integrating their business practices and operations.  The integration process may disrupt the businesses and, if the planned integration is implemented ineffectively, the combined company may not  realize the full expected benefits of the Pfizer Transaction.  The failure to meet the challenges involved in integrating the two businesses and to realize the anticipated benefits of the Pfizer Transaction could cause an interruption of, or a loss of momentum in, the activities of the combined company and could adversely affect the results of operations of the combined company.

In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other business relationships and diversion of management attention.  The difficulties of combining the operations of the companies include, among others:

•	the diversion of management attention to integration matters;
•	difficulties in integrating operations and systems;
•	challenges in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;
•	difficulties in the assimilating employees and in attracting and retaining key personnel;
•	challenges in keeping existing customers and obtaining new customers;
•	difficulties in achieving anticipated cost savings, synergies, accretion targets, business opportunities and growth prospects from the combination;
•	difficulties in managing the expanded operations of a significantly larger and more complex company and in coordinating a geographically dispersed organization; and
•

potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the Pfizer Transaction, including possible adverse tax consequences to the combined company’s group pursuant to the rules under Section 7874 (“Section 7874”) of the Code, as a result of the Pfizer Transaction or otherwise.

Many of these factors are outside of the control of Pfizer and Allergan and/or will be outside the control of the combined company, and any one of them could result in increased costs, decreased expected revenues and diversion of management time and energy, which could materially impact the business, financial condition and results of operations of the combined company.  In addition, even if the operations of the businesses of Pfizer and Allergan are integrated successfully, the full benefits of the Pfizer Transaction may not be realized, including, among others, the synergies, cost savings or sales or growth opportunities that are expected.  These benefits may not be achieved within the anticipated time frame, or at all.  Further, additional unanticipated costs may be incurred in the integration of the businesses of Pfizer and Allergan.  All of these factors could cause dilution to the earnings per share of the combined company, decrease or delay the projected accretive effect of the Pfizer Transaction, and negatively impact the price of the combined company ordinary shares.  As a result, it cannot be assured that the combination of Pfizer and Allergan will result in the realization of the full benefits anticipated from the transaction within the anticipated time frames or at all.

In addition, although the combined company is expected under current law, to be treated as a foreign corporation for U.S. federal income tax purposes, the IRS may not agree with this treatment.  Even if treated as a foreign corporation, certain adverse tax consequences may apply to the combined company that could erode some of the synergies expected from the combination.  Similarly, future changes in tax law could affect the combined company’s status as a foreign corporation for U.S. federal income tax purposes or could otherwise materially and adversely affect some of the synergies expected from the combination.  Any such changes in law or treatment by the IRS could have prospective or retroactive application, and may even if enacted or asserted after the merger is consummated.  Moreover, various U.S. federal and state legislative and other proposals that would deny governmental contracts to U.S. companies (and subsidiaries of U.S. companies) that move (or have moved) their corporate location abroad may affect the combined company if adopted.  Any such changes in law or treatment by the IRS or other governmental agencies could have a material adverse effect on the anticipated results of the combined company.

Pfizer and Allergan will incur direct and indirect costs as a result of the Pfizer Transaction.

Pfizer and Allergan will incur substantial expenses in connection with and as a result of completing the Pfizer Transaction, and over a period of time following the consummation of the Pfizer Transaction, the combined company also expects to incur substantial expenses in connection with integrating and coordinating the businesses, operations, policies and procedures of Pfizer and Allergan.  A portion of the transaction costs related to the Pfizer Transaction will be incurred regardless of whether the Pfizer Transaction is consummated.  While Pfizer and Allergan have assumed that a certain level of transaction expenses will be incurred, factors beyond Pfizer’s and Allergan’s control could affect the total amount or the timing of these expenses.  Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately.  These expenses may exceed the costs historically borne by Pfizer and Allergan.  These costs could adversely affect the financial condition and results of operations of Pfizer and Allergan prior to the Pfizer Transaction and of the combined company following the Pfizer Transaction.

The Pfizer Transaction may not be accretive and may cause dilution to the earnings per share of the combined company, which may negatively affect the market price of the combined company ordinary shares.

As a result of the Pfizer Transaction and the Allergan share split, it is currently estimated that the combined company will issue or reserve for issuance additional ordinary shares.  The issuance of these new shares could have the effect of depressing the market price of the combined company ordinary shares.

In addition, Pfizer or Allergan (or the combined company after the Pfizer Transaction) could encounter other transaction-related costs, such as the failure to realize all of the benefits anticipated in the Pfizer Transaction, which could cause dilution to the combined company’s earnings per share or decrease or delay the expected accretive effect of the Pfizer Transaction and cause a decrease in the market price of the combined company ordinary shares.

Finally, Pfizer’s and Allergan’s expectations regarding the timing and amount of accretion following the consummation of the Pfizer Transaction reflect the impact of anticipated share repurchases by Pfizer.  The actual timing and size of any such share repurchases will depend on actual and expected financial results, as well as assessments at the time regarding capital allocation alternatives.  Reduced or delayed share repurchase activity may result in less accretion.

The tax rate that will apply to the combined company is uncertain and may vary from expectations.

There can be no assurance that the Pfizer Transaction will improve the combined company’s ability to maintain any particular worldwide effective corporate tax rate. Pfizer and Allergan cannot give any assurance as to what the combined company’s effective tax rate will be after the Pfizer Transaction because of, among other things, uncertainty regarding the tax laws (including future changes to such tax laws and interpretations thereof) of the jurisdictions in which the combined company and its affiliates will operate. The combined company’s actual effective tax rate may vary from Pfizer’s and Allergan’s expectations, and such variance may be material. Additionally, tax laws or their implementation and applicable tax authority practices in any particular jurisdiction could change in the future, possibly on a retroactive basis, and any such change could have an adverse impact on the combined company and its affiliates.

Legislative or other governmental action in the U.S. could adversely affect the combined company’s business.

Various U.S. federal and state legislative and other proposals that would deny governmental contracts to U.S. companies (and subsidiaries of U.S. companies) that move (or have moved) their corporate location abroad may affect Pfizer, Allergan or the combined company if adopted.  The likelihood that any such proposals might be adopted, the nature of the regulations that might be promulgated, or the effect such adoptions and increased regulatory scrutiny might have on Pfizer’s, Allergan’s or the combined company’s business cannot be predicted.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2.	PROPERTIES

We conduct our operations using a combination of owned and leased properties.

Our owned and leased properties consist of facilities used for R&D, manufacturing, distribution (including warehousing and storage), sales and marketing and administrative functions. The following table provides a summary of locations for our significant owned and leased properties, and unless indicated as being divested, relate to our US Brands, US Medical Aesthetics, International Brands and Anda segments as of December 31, 2015:

Location	Primary Use	Leased / Owned
Ambernath, India*	Manufacturing, R&D, Administration	Both
Athens, Greece*	Manufacturing	Both
Bangalore, India*	R&D	Leased
Barnstaple, UK*	Manufacturing, Administration	Both
Birzebbuga, Malta*	Manufacturing, Distribution, Administration	Leased
Bucharest, Romania*	Manufacturing, Distribution, Administration, R&D	Both
Cincinnati, OH, USA	Manufacturing	Owned
Coleraine, Northern Ireland*	Manufacturing	Both
Corona, CA, USA*	Manufacturing	Owned
Copiague, NY, USA*	Manufacturing	Owned
Davie, FL, USA*	Manufacturing, Distribution, R&D, Administration	Both
Dublin, Ireland	Manufacturing, R&D, Administration	Owned
Dupnitsa, Bulgaria*	Manufacturing	Owned
Elizabeth, NJ, USA*	Manufacturing, R&D, Administration	Owned
Fajardo, Puerto Rico*	Manufacturing	Both
Fall Rivers, MA, USA	Manufacturing	Owned
Gentofte, Denmark*	Administration	Leased
Goa, India*	Manufacturing	Leased
Grace-Hollogne, Belgium*	Manufacturing	Leased
Groveport, OH, USA	ANDA Distribution	Leased
Guarulhos, Brazil	Manufacturing	Owned
Hafnarfjordur, Iceland*	Manufacturing, Warehousing, Distribution, Administration	Both
Irvine, California, USA	R&D, Administration	Both
Jakarta, Indonesia*	Manufacturing	Leased
Jersey City, NJ, USA	Administration	Leased
Larne, Ireland	Manufacturing, R&D	Owned
London, UK	Administration	Leased
Manati, Puerto Rico*	Distribution, Administration, Manufacturing	Owned
Marlow, UK	Administration	Leased
Moscow, Russia*	Administration	Leased
Mumbai, India*	R&D, Administration	Leased
Nerviano, Italy*	Manufacturing, R&D	Both
North Brunswick, NJ, USA*	R&D	Leased
Olive Branch, MS, USA*	Distribution, Administration (ANDA Distribution)	Leased
Paris, France*	Administration	Leased
Parsippany, NJ, USA*	Administration	Leased
Pringy, France	Manufacturing	Owned
Rockaway, NJ, USA	Administration	Leased
San Jose, CA, USA	Manufacturing	Owned
San Jose, Costa Rica	Manufacturing	Owned
Salt Lake City, UT, USA*	Manufacturing, Distribution, R&D	Leased
Singapore City, Singapore*	Manufacturing, Administration, R&D	Leased
Troyan, Bulgaria*	Manufacturing	Owned
Waco, Texas, USA	Manufacturing	Owned
Weiterstadt, Germany	Manufacturing	Owned
Weston, FL, USA	Administration, R&D (ANDA Distribution)	Leased
Westport, Ireland	Manufacturing, Administration, R&D	Owned
Zejtun, Malta*	Manufacturing, Distribution, Administration, R&D	Leased
Zug, Switzerland*	Administration	Leased

* Facilities are included in the assets being divested as part of the Teva transaction.

Our leased properties are subject to various lease terms and expirations.

We believe that we have sufficient facilities to conduct our operations during 2016. However, we continue to evaluate the purchase or lease of additional properties, or the consolidation of existing properties, as our business requires.

ITEM 3.	LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to Legal Matters in “NOTE 25 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

Allergan plc Ordinary Shares traded on the New York Stock Exchange under the symbol “ACT” until close of business on June 15, 2015, at which time the symbol was changed to “AGN.” The following table sets forth the quarterly high and low closing share trading price information for the periods indicated:

Year ended December 31, 2015:	High	Low
First	$317.72	$253.00
Second	$315.00	$279.74
Third	$340.34	$245.32
Fourth	$322.68	$237.50

Year ended December 31, 2014:
First	$230.77	$166.38
Second	$226.23	$184.71
Third	$249.94	$201.91
Fourth	$272.75	$208.64

As of February 15, 2016, there were approximately 3,664 registered holders of Allergan plc’s Ordinary Shares.

We have not paid any cash dividends on common stock or ordinary shares since our initial public offering in February 1993. The Company pays a quarterly dividend on shares of its mandatory convertible preferred shares. The Company may pay dividends in the future on certain types of equity instruments. Warner Chilcott is a wholly-owned subsidiary of Allergan and has no publicly traded equity securities.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2015, we repurchased 31,920 of Allergan plc’s Ordinary Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 - 31, 2015	14,803	$297.02	-	-
November 1 - 30, 2015	2,328	$320.20	-	-
December 1 - 31, 2015	14,789	$321.15	-	-
October 1 – December 31, 2015	31,920	$309.89	-	-

Recent Sale of Unregistered Securities; Uses of Proceeds from Registered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under equity compensation plans, refer to “ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” and “NOTE 20 — Stockholders’ Equity” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

Performance Graph

The information in this section of the Annual Report pertaining to Allergan plc’s performance relative to our peers is being furnished but not filed with the SEC, and as such, the information is neither subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

The following graph compares the cumulative 5-year total return of holders of Allergan plc’s Ordinary Shares (formerly Class A common shares of Actavis plc.) with the cumulative total returns of the S&P 500 index and the Dow Jones US Pharmaceuticals index. The graph tracks the performance of a $100 investment in our Ordinary Shares and in each of the indexes (with reinvestment of all dividends, if any) on December 31, 2010 with relative performance tracked through December 31, 2015.

Notwithstanding anything to the contrary set forth in our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, which might incorporate future filings made by us under those statutes, the following graph will not be deemed incorporated by reference into any future filings made by us under those statutes.

	12/10	12/11	12/12	12/13	12/14	12/15
Allergan plc	100.00	116.82	166.51	325.27	498.37	605.03
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
Dow Jones US Pharmaceuticals	100.00	118.64	135.14	180.98	219.72	233.36

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data. The selected consolidated financial data as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 presented in this table have been derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report. The selected consolidated financial data as of December 31, 2013, 2012 and 2011 and for the years ended December 31, 2012 and 2011 presented in this table are derived from our audited consolidated financial statements, as revised for discontinued operations accounting, and related notes which are not included in this Annual Report.

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

ALLERGAN PLC

FINANCIAL HIGHLIGHTS

($ in millions, except per share amounts)

	Years Ended December 31,
	2015(1)(2)(3)	2014(1)(6)	2013(1)(7)	2012(1)	2011(1)
Operating Highlights:
Net revenues	$15,071.0	$6,738.9	$2,602.5	$1,651.4	$4,584.4
Net (loss) from continuing operations, net of tax	(2,868.3)	(2,407.1)	(467.5)	(240.9)	**
Net income/(loss) attributable to ordinary shareholders	3,683.2	(1,630.5)	(750.4)	97.3	260.9
Basic earnings/(loss) per share from continuing operations	$(8.44)	$(10.96)	$(3.29)	$(1.92)	**
Diluted earnings/(loss) per share from continuing operations	$(8.44)	$(10.96)	$(3.29)	$(1.92)	**
Basic earnings/(loss) per share	$10.01	$(7.42)	$(5.27)	$0.77	**
Diluted earnings/(loss) per share	$10.01	$(7.42)	$(5.27)	$0.76	$2.06
Weighted average shares outstanding:
Basic	367.8	219.7	142.3	125.8	124.5
Diluted	367.8	219.7	142.3	128.4	126.5

	At December 31,
	2015(1)(2)(3)	2014(1)(4)(5)(6)	2013(1)(7)	2012(1)	2011(1)
Balance Sheet Highlights:
Total assets	$135,840.7	$52,758.0	$22,725.9	$14,114.8	$6,698.3
Total debt and capital leases	42,726.2	15,531.1	9,052.0	6,433.3	1,033.0
Total equity	76,589.3	28,335.5	9,537.1	3,856.4	3,562.5

**	Refer to note (1) below.
(1)

On July 26, 2015 we entered into the Teva Agreement, under which Teva agreed to acquire our global generic pharmaceuticals business and certain other assets. As a result of the transaction, the Company is accounting for the assets and liabilities to be divested as held for sale.  Further, the financial results of the business held for sale have been reclassified to discontinued operations for all periods presented in our consolidated financial statements, except for the year ended December 31, 2011.  Substantially all of our results of operations for 2011 relate to the generics business being divested to Teva.  Results of continuing operations for the year ended December 31, 2011 are de minimis and; therefore, the results presented are the combined business.

(2)	On October 1, 2015, Allergan plc completed the Kythera Acquisition. The acquisition increased the Company’s intangible assets.
(3)

On March 17, 2015, Allergan plc completed the acquisition of Legacy Allergan. Legacy Allergan was a leading, fully integrated, specialty pharmaceutical company that specialized in ophthalmology, neurosciences and medical/aesthetics/dermatology/plastic surgery. Beginning March 17, 2015, the following items were included in our operating results:

•	total revenues and related cost of sales for Legacy Allergan products;
•	selling, general and administrative expenses and research and development expenses;

•	amortization expense for intangible assets acquired;
•	impairment losses on select assets; and
•	increased interest expense from the senior secured notes assumed and the indebtedness incurred.
(4)	On November 17, 2014, Allergan plc completed the Durata Acquisition. The acquisition had the impact of increasing the Company’s intangible assets and lowering working capital.
(5)	On July 2, 2014, the Company completed the Furiex Acquisition. The acquisition had the impact of increasing the Company’s intangible assets and lowering working capital.
(6)

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
(7)

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

In prior periods, our consolidated financial statements present the accounts of Actavis, Inc., and all of its wholly-owned subsidiaries. On May 16, 2013, Actavis plc (formally known as Actavis Limited) was incorporated in Ireland as a private limited company and re-registered effective September 20, 2013 as a public limited company. It was established for the purpose of facilitating the business combination between Actavis, Inc. and Warner Chilcott. On October 1, 2013, Actavis plc became the successor registrant of Actavis, Inc. and Warner Chilcott in connection with the consummation of certain transactions further described elsewhere in this document. In addition, on October 1, 2013, the shares of Actavis plc began trading on the NYSE under the symbol “ACT,” the same symbol under which Actavis, Inc.’s shares previously traded. On March 17, 2015, Actavis, plc completed the acquisition of Allergan, Inc. On June 15, 2015, Actavis plc changed its name to Allergan plc and began trading on the NYSE under the symbol “AGN”. References throughout to “ordinary shares” refer to Actavis, Inc.’s Class A common shares, par value $0.0033 per share, prior to the consummation of the Transactions and to our ordinary shares, par value $0.0001 per share, since the consummation of the Transactions. The results of Warner Chilcott Limited are consolidated into the results of Allergan. Due to the deminimis activity between Allergan and Warner Chilcott Limited, references throughout this section relate to both Allergan and Warner Chilcott.

EXECUTIVE SUMMARY

Overview

Allergan plc is a global specialty pharmaceutical company engaged in the development, manufacturing, marketing, and distribution of brand name, medical aesthetics, generic, branded generic, biosimilar and over-the-counter OTC pharmaceutical products. The Company has operations in more than 100 countries. Warner Chilcott Limited is an indirect wholly-owned subsidiary of Allergan plc and has the same principal business activities. As a result of the Allergan Acquisition which closed on March 17, 2015, the Company expanded its franchises to include ophthalmology, neurosciences and medical aesthetics/dermatology/plastic surgery, which complements the Company’s existing central nervous system, gastroenterology, women’s health and urology franchises. The combined company benefits from Legacy Allergan’s global brand equity and consumer awareness of key products, including Botox® and Restasis®. The Allergan Acquisition also expanded our presence and market and product reach across many international markets, with strengthened commercial positions across Canada, Europe, Southeast Asia and other high-value growth markets, including China, India, the Middle East and Latin America.

We have supported our business with a significant commitment to R&D expenditures. Our global growth strategy is focused on: (i) internal development of differentiated high-demand products; (ii) establishment of strategic alliances and collaborations that bring new products, technologies and markets to our existing portfolio; and (iii) acquisition of products and/or companies that complement our existing portfolio.

As of December 31, 2015, we marketed close to 100 branded pharmaceutical product families in the U.S. and a significant number of product families internationally. Branded pharmaceutical products are marketed under brand names through programs that are designed to generate physician and consumer loyalty. Through our Anda Distribution segment, we distribute approximately 13,200 SKUs in the U.S. primarily to independent pharmacies, alternate care providers (hospitals, nursing homes and mail order pharmacies) and pharmacy chains.

On July 26, 2015, Allergan plc entered into the Teva Agreement, under which Teva agreed to acquire the Company’s global generic pharmaceuticals business and certain other assets.  Under the Teva Agreement, upon the closing of the Teva Transaction, we will receive $33.75 billion in cash and 100.3 million Teva ordinary shares (or American Depository Shares with respect thereto), which approximates $6.75 billion in Teva stock using the then-current stock price at the time the Teva Transaction was announced, in exchange for which Teva will acquire our global generics business, including the U.S. and international generic commercial units, our third-party supplier Medis, our global generic manufacturing operations, our global generic R&D unit, our international over-the-counter (OTC) commercial unit (excluding OTC eye care products) and some established international brands. We continue to work toward satisfying all conditions in order to close by the end of the first quarter of 2016; however, it is possible that closing could slip beyond the end of the first quarter.

On November 23, 2015, the Company announced that it entered into the Pfizer Agreement under which Pfizer, a global innovative biopharmaceutical company, and Allergan plc will merge in the Pfizer Transaction, which attributes a $160.0 billion enterprise valuation using the then-current stock price at the time the Pfizer Transaction was announced. Company shareholders will receive 11.3 shares of the combined company ordinary shares for each of their existing Allergan shares and Pfizer stockholders will receive in respect of each share of Pfizer common stock held by them, at their election and subject to certain proration procedures described in the Pfizer Agreement, either one share of the combined company or an amount in cash equal to the volume weighted average price per share of Pfizer common stock on the NYSE on the trading day immediately preceding the date of the consummation of the Pfizer Transaction. The Pfizer Transaction is anticipated to close in the second half of 2016.

2015 Significant Business Developments

The following are the material transactions that were completed in the year ended December 31, 2015.

Acquisitions

AqueSys

On October 16, 2015, the Company completed the AqueSys Acquisition.  Under the terms of the agreement, the Company acquired XEN45, a soft shunt that is implanted in the sub conjunctival space in the eye through a minimally invasive procedure with a single use, pre-loaded proprietary injector. The AqueSys Acquisition had deminimis impact on the results of operations for the year ended December 31, 2015.

Northwood Medical Innovation

On October 1, 2015, the Company acquired earFold™ which is a medical device for the correction of prominent ears, with or without asymmetry, in patients aged 7 years and older.  The Northwood Acquisition had deminimis impact on the results of operations for the year ended December 31, 2015.

Kythera

On October 1, 2015, the Company completed the Kythera Acquisition. Kythera was focused on the discovery, development and commercialization of novel prescription aesthetic products. Kythera’s lead product, Kybella® injection, is the first and only FDA approved, non-surgical treatment for moderate to severe submental fullness, commonly referred to as double chin. The Company included the results of Kythera in its Consolidated Statement of Operations beginning October 1, 2015, including $77.2 million in stock compensation expense.

Oculeve

On August 10, 2015, the Company completed the Oculeve Acquisition. The Company acquired Oculeve and its lead product candidate OD-01, an intranasal neurostimulation device, as well as other dry eye products in development.  The Oculeve Acquisition had deminimis impact on the results of operations for the year ended December 31, 2015.

Auden Mckenzie

On May 29, 2015, the Company completed the Auden Acquisition.  The assets and liabilities acquired, as well as the results of operations for the acquired Auden business are part of the assets being divested in the Teva Transaction and are included as a component of income from discontinued operations.  In addition, the acquired financial position is included in assets and liabilities held for sale.

Allergan

On March 17, 2015, the Company completed the Allergan Acquisition.  The addition of Legacy Allergan’s therapeutic franchises in ophthalmology, neurosciences and medical aesthetics/dermatology/plastic surgery complements the Company’s existing central nervous system, gastroenterology, women’s health and urology franchises. The combined company benefited from Legacy Allergan’s global brand equity and consumer awareness of key products, including Botox® and Restasis®. The transaction also expanded our presence and market and product reach across many international markets, with strengthened commercial positions across Canada, Europe, Southeast Asia and other high-value growth markets, including China, India, the Middle East and Latin America.

The contribution from the acquisition of Legacy Allergan for the year ended December 31, 2015 is as follows ($ in millions):

	Year Ended December 31, 2015
	US	US Medical	International
	Brands	Aesthetics	Brands	Corporate	Total
Net revenues	$2,709.2	$1,513.9	$1,941.5	$-	$6,164.6

Operating expenses:
Cost of sales(1)	142.4	99.0	290.6	939.7	1,471.7
Selling and marketing	466.4	302.9	495.2	185.7	1,450.2
General and administrative	1.5	34.0	110.5	763.6	909.6
Contribution	$2,098.9	$1,078.0	$1,045.2	$(1,889.0)	$2,333.1

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

As a result of the acquisition, the Company incurred the following transaction and integration costs in the year ended December 31, 2015 ($ in millions):

Year Ended December 31, 2015
Cost of sales
Stock-based compensation acquired for Legacy Allergan employees	$22.5
Acquisition, integration and restructuring related charges	14.9
Research and development
Stock-based compensation acquired for Legacy Allergan employees	124.8
Acquisition, integration and restructuring related charges	83.5
Selling and marketing
Stock-based compensation acquired for Legacy Allergan employees	110.0
Acquisition, integration and restructuring related charges	75.7
General and administrative
Stock-based compensation acquired for Legacy Allergan employees	258.9
Acquisition-related expenditures	65.5
Acquisition, integration and restructuring related charges	298.6
Other (expense) income
Bridge loan facilities expense	(264.9)
Interest rate lock	30.9
Total transaction and integration costs	$1,288.4

Licenses and Asset Acquisitions

Mimetogen

On November 4, 2015, as a result of the Mimetogen Transaction, the Company incurred R&D expenditures of $50.0 million.

Almirall

On October 27, 2015, the Company and Ironwood Pharmaceuticals, Inc. announced that Allergan has acquired rights to Constella® (linaclotide) in the European Union, Switzerland, Turkey and the Commonwealth of Independent States from Almirall, S.A. and has also reacquired rights to Linzess® (linaclotide) in Mexico from Almirall for €60.0 million.  The consideration was accounted for as an asset acquisition and included as a component of intangible assets.

Naurex

On August 28, 2015, the Company incurred $571.7 million of R&D expenses associated with the Naurex Transaction.  The Naurex Transaction expands our pipeline with Naurex’s two leading product candidates GLYX-13 and NRX-1074, two compounds that utilize NMDA modulation as a potential new approach to the treatment of MDD, a disease that can lead to suicidality among the most severe patients.

Migraine License

On August 6, 2015, the Company incurred $250.0 million of R&D expenses associated with the Merck Transaction.

Divestitures

Respiratory Business

As a result of the Respiratory Sale in the year ended December 31, 2015, the Company recognized an incremental charge in cost of sales (including the acquisition accounting fair value mark-up of inventory) relating to inventory that will not be sold to AstraZeneca of $35.3 million. The Company recognized a loss in other (expense) income, net for the sale of the business of $5.3 million in the year ended December 31, 2015.

Pharmatech

During the year ended December 31, 2014, the Company recognized an impairment on assets held for sale of $189.9 million relating to the Pharmatech Transaction which included a portion of goodwill allocated to this business unit. In the second quarter of 2015, the Company completed the divestiture of the Pharmatech business with an immaterial impact on our income from discontinued operations.

2014 Significant Business Developments

The following are the material transactions that were completed in the year ended December 31, 2014.

Acquisitions

Durata Therapeutics

On November 17, 2014, we completed the Durata Acquisition. On March 2, 2015, the Company announced that the European Commission has granted Allergan’s subsidiary Durata Therapeutics International B.V., marketing authorization for Xydalba™ (dalbavancin) for the treatment of acute bacterial skin and skin structure infections (ABSSSI) in adults. The approval triggered the first CVR payment. The difference between the fair value of the CVR on the date of acquisition of $24.5 million and the payment made of $30.9 million, or $6.4 million, was recorded as an operating expense in the year ended December 31, 2015. In January 2016, the Company received approval from the FDA for an expanded label which will include a single dose of Dalvance®, which triggers a second CVR payment in the year ending December 31, 2016.

Furiex

On July 2, 2014, the Company completed the Furiex Acquisition.  In the second quarter of 2015, the Company received approval from the FDA of the eluxadoline product, Viberzi®.

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

Contingent Consideration

In the year ended December 31, 2015, the Company received a schedule IV (“C-IV”) designation from the DEA for Viberzi® and recognized an expense of $29.8 million as a component of R&D expense.  This expense represents the difference between the final CVR payment amount of $118.5 million, or $10 for each CVR outstanding, versus the probability-weighted CVR fair value initially established in acquisition accounting adjusted for accretion.  This amount was paid as of December 31, 2015.

Forest Laboratories

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

The contribution from the acquisition of Forest for the year ended December 31, 2015 is as follows ($ in millions):

	Year Ended December 31, 2015
	US	International
	Brands	Brands	Corporate	Total
Net revenues	$4,187.2	$72.1	$-	$4,259.3

Operating expenses:
Cost of sales(1)	795.4	22.2	230.5	1,048.1
Selling and marketing	977.5	21.7	65.3	1,064.5
General and administrative	64.0	4.4	129.4	197.8
Contribution	$2,350.3	$23.8	$(425.2)	$1,948.9

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

The contribution from the acquisition of Forest for the year ended December 31, 2014 is as follows ($ in millions):

	Year Ended December 31, 2014
	US	International
	Brands	Brands	Corporate	Total
Net revenues	$2,232.5	$72.4	$-	$2,304.9

Operating expenses:
Cost of sales(1)	527.1	25.8	732.0	1,284.9
Selling and marketing	608.4	17.1	84.0	709.5
General and administrative	59.1	2.9	393.8	455.8
Contribution	$1,037.9	$26.6	$(1,209.8)	$(145.3)

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

As a result of the Forest Acquisition, the Company incurred the following transaction and integration costs in the years ended December 31, 2015 and 2014 ($ in millions):

	Years Ended December 31,
	2015	2014
Cost of sales
Stock-based compensation acquired for Forest employees	$4.7	$9.5
Severance-related charges	1.1	11.3
Research and development
Stock-based compensation acquired for Forest employees	36.3	66.7
Severance-related charges	9.2	24.5
Selling and marketing
Stock-based compensation acquired for Forest employees	47.9	58.7
Severance-related charges	17.4	45.3
Other integration costs	-	3.8
General and administrative
Stock-based compensation acquired for Forest employees	53.9	152.6
Severance-related charges	17.1	71.5
Other integration costs	58.4	92.9
Financing related charges	-	9.3
Other income (expense)
Bridge loan facilities	-	(25.8)
Total transaction and integration costs	$246.0	$571.9

Silom Medical Company

On April 1, 2014, the Company completed the Silom Acquisition. The Silom Acquisition expanded the Company’s position in the Thai generic pharmaceutical market, with leading positions in the ophthalmic and respiratory therapeutic categories and a strong cardiovascular franchise. We accounted for the acquisition as a business combination requiring that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.  The assets and liabilities acquired, as well as the results of operations for the acquired Silom business are part of the assets being divested in the Teva Transaction and are included as a component of income from discontinued operations.  In addition the acquired financial position is included in assets and liabilities held for sale.

Divestitures

Corona Facility

During the year ended December 31, 2014, we held for sale assets in our Corona, California manufacturing facility. As a result, the Company recognized an impairment charge as a component of discontinued operations of $20.0 million in the year ended December 31, 2014, including a write-off of property, plant and equipment, net, due to the integration of Warner Chilcott of $5.8 million.

2013 Significant Business Developments

The following are the material transactions that were completed in the year ended December 31, 2013.

Acquisitions

Warner Chilcott

On October 1, 2013, the Company completed the Warner Chilcott Acquisition. Warner Chilcott was a leading specialty pharmaceutical company focused on the women’s healthcare, gastroenterology, urology and dermatology segments of the branded pharmaceuticals market, primarily in North America.

The contribution from the acquisition of Warner Chilcott for the year ended December 31, 2015 is as follows ($ in millions):

	Year Ended December 31, 2015
	US	International
	Brands	Brands	Corporate	Total
Net revenues	$1,723.4	$120.1	$-	$1,843.5

Operating expenses:
Cost of sales(1)	127.9	29.5	2.2	159.6
Selling and marketing	200.8	36.2	-	237.0
General and administrative	26.3	7.3	10.0	43.6
Contribution	$1,368.4	$47.1	$(12.2)	$1,403.3

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

The contribution from the acquisition of Warner Chilcott for the year ended December 31, 2014 is as follows ($ in millions):

	Year Ended December 31, 2014
	US	International
	Brands	Brands	Corporate	Total
Net revenues	$1,711.0	$114.7	$-	$1,825.7

Operating expenses:
Cost of sales(1)	143.5	21.6	221.5	386.6
Selling and marketing	176.1	27.2	-	203.3
General and administrative	45.3	4.5	246.9	296.7
Contribution	$1,346.1	$61.4	$(468.4)	$939.1

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

The contribution from the acquisition of Warner Chilcott for the year ended December 31, 2013 is as follows ($ in millions):

	Year Ended December 31, 2013
	US	International
	Brands	Brands	Corporate	Total
Net revenues	$466.9	$28.0	$-	$494.9

Operating expenses:
Cost of sales(1)	37.6	6.0	165.6	209.2
Selling and marketing	64.3	8.0	-	72.3
General and administrative	18.4	2.7	146.3	167.4
Contribution	$346.6	$11.3	$(311.9)	$46.0

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

Medicines360

On June 10, 2013, we entered into an exclusive license agreement with Medicines360 to market, sell and distribute Medicines360 LNG20 in the U.S. and in Canada for a payment of approximately $52.3 million. According to the terms of the agreement, we are also required to pay Medicines360 certain regulatory and sales based milestone payments totaling up to nearly $125.0 million plus royalties. Medicines360 retained the rights to market the product in the U.S. public sector, including family planning clinics that provide services to low-income women. LNG20 is currently marketed as Liletta® and was originally developed by Uteron Pharma Operations SPRL in Belgium (now a subsidiary of the Company). We accounted for the acquisition as a business combination requiring that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

Acquisition of Uteron Pharma, S.A.

On January 23, 2013, the Company completed the Uteron Acquisition. The acquisition expanded the Company’s specialty brand pipeline of women’s health products including two potential near term commercial opportunities in contraception and infertility, and one oral contraceptive project projected to launch by 2018 at the time of the acquisition. Several additional products that were then in earlier stages of development were also acquired in the Uteron Acquisition. We accounted for the acquisition as a business combination requiring that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

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

Divestitures

Western European Assets

During the year ended December 31, 2013, we held for sale our then current generic commercial infrastructure in France, Italy, Spain, Portugal, Belgium, Germany and the Netherlands, including products, marketing authorizations and dossier license rights. On January 17, 2014, we announced our intention to enter into an agreement with Aurobindo to sell these businesses. On April 1, 2014, the Company completed the sale of the assets in Western Europe.

In connection with the sale of our Western European assets, we entered into a supply agreement whereby the Company will supply product to Aurobindo over a period of five years. In the second quarter of 2014, we allocated the fair value of the consideration for the sale of the Western European assets of $65.0 million to each element of the agreement, including the supply of product.

As a result of the transactions, we recognized as a component of discontinued operations, income / (loss) on the net assets held for sale of $3.4 million and $(34.3) million in the years ended December 31, 2014 and 2013, respectively. In addition, the Company recognized a loss on the disposal of the assets within discontinued operations in the year ended December 31, 2014 of $20.9 million and deferred revenue of $10.1 million to be recognized over the course of the supply agreement.

Segments

In the third quarter of 2015, there was a strategic shift in the business as a result of the Teva Transaction.  As a result, the Company realigned its continuing operations into the following segments: US Brands, US Medical Aesthetics, International Brands and Anda Distribution.  Prior to the realignment, the Company operated and managed its business as five distinct operating segments: US Brands, US Medical Aesthetics, International Brands, Global Generics, and Anda Distribution. In addition, certain revenues and shared costs and the results of corporate initiatives are being managed outside of the four segments.  The new operating segments are organized as follows:

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

The Company defines segment net sales as product sales and other revenue derived from branded products or licensing agreements. In March 2015, as a result of the Allergan Acquisition, we began to promote Restasis®, Lumigan®/Ganfort®, Alphagan®/Combigan®, Botox®, fillers, other aesthetic products and other eye care products. In July 2014, as a result of the Forest Acquisition, the Company also began recognizing revenues on key US brands, including, but not limited to, Bystolic ®, Canasa®, Carafate®, Fetzima ®, Linzess ®, Namenda®IR (which lost exclusivity in July 2015), Namenda XR®, Saphris®, Teflaro® and Viibryd®. In October 2013, as a result of the Warner Chilcott Acquisition, we began promoting a number of brand products, including, but not limited to, Actonel®, Asacol® HD, Atelvia®, Delzicol®, Estrace® Cream, Enablex®, Lo Loestrin® Fe and Minastrin® 24 Fe.

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

YEAR ENDED DECEMBER 31, 2015 COMPARED TO 2014

Results of operations, including segment net revenues, segment operating expenses and segment contribution consisted of the following ($ in millions):

	Year Ended December 31, 2015
	US	US Medical	International	Anda
	Brands	Aesthetics	Brands	Distribution	Total

Net revenues	$9,134.3	$1,513.9	$2,187.3	$2,225.4	$15,060.9

Operating expenses:
Cost of sales(1)	1,131.9	99.0	376.4	1,905.3	3,512.6
Selling and marketing	1,664.6	302.9	569.2	146.9	2,683.6
General and administrative	139.6	34.0	125.5	44.2	343.3
Segment Contribution	$6,198.2	$1,078.0	$1,116.2	$129.0	$8,521.4
Contribution margin	67.9%	71.2%	51.0%	5.8%	56.6%
Corporate					2,940.4
Research and development					2,358.5
Amortization					5,453.4
In-process research and development impairments					511.6
Asset sales and impairments, net					272.0
Operating (loss)					(3,014.5)
Operating margin					(20.0)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

	Year Ended December 31, 2014
	US	US Medical	International	Anda
	Brands	Aesthetics	Brands	Distribution	Total

Net revenues	$4,511.2	$-	$203.5	$2,024.2	$6,738.9

Operating expenses:
Cost of sales(1)	736.7	-	48.2	1,711.6	2,496.5
Selling and marketing	806.4	-	48.2	135.6	990.2
General and administrative	119.5	-	12.0	36.4	167.9
Segment Contribution	$2,848.6	$-	$95.1	$140.6	$3,084.3
Contribution margin	63.1%		46.7%	6.9%	45.8%
Corporate					2,247.0
Research and development					605.7
Amortization					1,945.5
In-process research and development impairments					424.3
Asset sales and impairments, net					305.7
Operating (loss)					(2,443.9)
Operating margin					(36.3)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

The following is a reconciliation of net revenues for the operating segments to the Company’s net revenues for the years ended December 31, 2015 and 2014 ($ in millions):

	Years Ended December 31,		Change
	2015	2014	Dollars	%
Segment net revenues	$15,060.9	$6,738.9	$8,322.0	123.5%
Corporate revenues	10.1	-	10.1	n.a.
Net revenues	$15,071.0	$6,738.9	$8,332.1	123.6%

No country represents ten percent or more of net revenues outside of the United States. The US Brands, US Medical Aesthetics, and Anda Distribution segments are comprised solely of sales within the United States.

The following table presents global net revenues for the top products of the Company for the years ended December 31, 2015 and 2014 ($ in millions):

	Years Ended December 31,
	Global				U.S.				International
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Botox®	$1,975.7	$-	$1,975.7	n.a.	$1,386.6	$-	$1,386.6	n.a.	$589.1	$-	$589.1	n.a.
Restasis®	1,047.8	-	1,047.8	n.a.	999.6	-	999.6	n.a.	48.2	-	48.2	n.a.
Namenda XR®	759.3	269.5	489.8	181.7%	759.3	269.5	489.8	181.7%	-	-	-	n.a.
Bystolic®	646.1	292.6	353.5	120.8%	644.8	291.6	353.2	121.1%	1.3	1.0	0.3	30.0%
Asacol®/Delzicol®	618.5	614.1	4.4	0.7%	552.9	541.0	11.9	2.2%	65.6	73.1	(7.5)	(10.3)%
Fillers	573.9	-	573.9	n.a.	304.3	-	304.3	n.a.	269.6	-	269.6	n.a.
Namenda® IR	556.3	629.7	(73.4)	(11.7)%	556.3	629.7	(73.4)	(11.7)%	-	-	-	n.a.
Lumigan®/Ganfort®	547.3	-	547.3	n.a.	260.7	-	260.7	n.a.	286.6	-	286.6	n.a.
Linzess®/Constella®	459.3	174.4	284.9	163.4%	454.8	173.2	281.6	162.6%	4.5	1.2	3.3	275.0%
Alphagan®/Combigan®	411.1	-	411.1	n.a.	285.0	-	285.0	n.a.	126.1	-	126.1	n.a.
Lo Loestrin®	349.6	277.1	72.5	26.2%	346.5	275.7	70.8	25.7%	3.1	1.4	1.7	121.4%
Viibryd®/Fetzima®	327.6	140.3	187.3	133.5%	327.6	140.3	187.3	133.5%	-	-	-	n.a.
Estrace® Cream	326.2	258.2	68.0	26.3%	326.2	258.2	68.0	26.3%	-	-	-	n.a.
Minastrin® 24	273.0	217.9	55.1	25.3%	272.4	217.9	54.5	25.0%	0.6	-	0.6	n.a.
Silicone Implants	229.7	-	229.7	n.a.	113.3	-	113.3	n.a.	116.4	-	116.4	n.a.
Carafate ® / Sulcrate ®	213.1	90.9	122.2	134.4%	213.1	90.9	122.2	134.4%	-	-	-	n.a.
Aczone®	170.8	-	170.8	n.a.	170.8	-	170.8	n.a.	-	-	-	n.a.
Other Products Revenues	3,360.3	1,750.0	1,610.3	92.0%	2,684.1	1,623.2	1,060.9	65.4%	676.2	126.8	549.4	433.3%
Total Products Revenues	12,845.6	4,714.7	8,130.9	172.5%	10,658.3	4,511.2	6,147.1	136.3%	2,187.3	203.5	1,983.8	974.8%
ANDA Revenues	2,225.4	2,024.2	201.2	9.9%	2,225.4	2,024.2	201.2	9.9%	-	-	-	n.a.
Total Net Revenues	$15,071.0	$6,738.9	$8,332.1	123.6%	$12,883.7	$6,535.4	$6,348.3	97.1%	$2,187.3	$203.5	$1,983.8	974.8%

US Brands Segment

The following table presents net contribution for the US Brands segment for the years ended December 31, 2015 and 2014 ($ in millions):

	Years Ended December 31,		Change
	2015	2014	Dollars	%
Central Nervous System (CNS)	$2,541.2	$1,109.4	$1,431.8	129.1%
Eye Care	1,831.3	-	1,831.3	n.a.
Gastroenterology (GI)	1,575.3	966.8	608.5	62.9%
Women's Health	998.0	791.7	206.3	26.1%
Cardiovascular	644.8	291.6	353.2	121.1%
Urology	238.8	111.9	126.9	113.4%
Infectious Disease	188.8	62.7	126.1	201.1%
Other	1,116.1	1,177.1	(61.0)	(5.2)%
Net revenues	$9,134.3	$4,511.2	$4,623.1	102.5%
Operating expenses:
Cost of sales(1)	1,131.9	736.7	395.2	53.6%
Selling and marketing	1,664.6	806.4	858.2	106.4%
General and administrative	139.6	119.5	20.1	16.8%
Segment contribution	$6,198.2	$2,848.6	$3,349.6	117.6%
Segment margin	67.9%	63.1%		4.8%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

The increase in segment revenues is primarily due to the contribution from the Allergan Acquisition and a full year of contribution from the Forest Acquisition versus six months in the year ended December 31, 2014.  The increase in Women’s Health is due to growth in oral contraceptives and Estrace® Cream.

The increase in operating expenses is due to the Allergan Acquisition and a full year of contribution from the Forest Acquisition versus six months in the year ended December 31, 2014, offset, in part by savings due to corporate initiatives due to the restructurings after the acquisitions of Legacy Allergan, Forest and Warner Chilcott during 2014 and the year ended December 31, 2015.

As part of the integration of Legacy Allergan with the Company, management transitioned the legacy Actavis Brand and Corporate U.S. and Canadian operations into the Legacy Allergan SAP Enterprise Resource Planning (“ERP”) system during January 2016.  In preparation of this change, the Company shipped safety-stock inventory into the trade that approximated $275.0 million of gross sales in the year ended December 31, 2015.  Based on the terms and conditions associated with the safety stock, the amount is expected to be recognized as revenue in the quarter ending March 31, 2016.

US Medical Aesthetics

The following table presents net contribution for the US Medical Aesthetics segment for the years ended December 31, 2015 and 2014 ($ in millions):

	Years Ended December 31,		Change
	2015	2014	Dollars	%
Facial Aesthetics Total	$817.8	$-	$817.8	n.a.
Medical Dermatology Total	493.5	-	493.5	n.a.
Plastic Surgery Total	202.6	-	202.6	n.a.
Net revenues	$1,513.9	$-	$1,513.9	n.a.
Operating expenses:
Cost of sales(1)	99.0	-	99.0	n.a.
Selling and marketing	302.9	-	302.9	n.a.
General and administrative	34.0	-	34.0	n.a.
Segment contribution	$1,078.0	$-	$1,078.0	n.a.
Segment margin	71.2%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

The US Medical Aesthetics segment is primarily attributable to the Allergan Acquisition.  As such, the increased contribution is not comparable year-over-year.

International Brands

The following table presents net contribution for the International Brands segment for the years ended December 31, 2015 and 2014 ($ in millions):

	Years Ended December 31,		Change
	2015	2014	Dollars	%
Eye Care	$924.0	$-	$924.0	n.a.
Facial Aesthetics	620.0	-	620.0	n.a.
Other Therapeutics	517.8	203.5	314.3	154.4%
Plastic Surgery	125.5	-	125.5	n.a.
Net revenues	$2,187.3	$203.5	$1,983.8	974.8%
Operating expenses:
Cost of sales(1)	376.4	48.2	328.2	680.9%
Selling and marketing	569.2	48.2	521.0	1,080.9%
General and administrative	125.5	12.0	113.5	945.8%
Segment contribution	$1,116.2	$95.1	$1,021.1	1,073.7%
Segment margin	51.0%	46.7%		4.3%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

The International Brands segment is primarily attributable to the Allergan Acquisition.  As such, the increased contribution is not comparable period-over-period.

Anda Distribution Segment

The following table presents net contribution for the Anda Distribution segment for the years ended December 31, 2015 and 2014 ($ in millions):

	Years Ended December 31,		Change
	2015	2014	Dollars	%
Net revenues	$2,225.4	$2,024.2	$201.2	9.9%
Operating expenses:
Cost of sales(1)	1,905.3	1,711.6	193.7	11.3%
Selling and marketing	146.9	135.6	11.3	8.3%
General and administrative	44.2	36.4	7.8	21.4%
Segment contribution	$129.0	$140.6	$(11.6)	(8.3)%
Segment margin	5.8%	6.9%		(1.1)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

Net Revenues

The increase in net revenues was a result of volume increases and price increases ($136.0 million) and an increase in third-party launches ($60.8 million).  Also included are results related to the Company’s manufactured generic products sold through our Anda Distribution segment that were previously included in our former Global Generics Segment.

Cost of Sales

The increase in cost of sales within our Anda Distribution segment was due to higher product sales. Cost of sales as a percentage of revenue increased to 85.6% compared to 84.6% in the prior year period primarily due to product and customer mix.

Selling and Marketing Expenses

The increase in selling and marketing expenses relate to higher freight costs and higher personnel costs.

General and Administrative Expenses

The increase in general and administrative costs were due to higher personnel costs.

Corporate

Corporate represents the results of corporate initiatives as well as the impact of select revenues and shared costs.  The following represents the corporate amounts for the years ended December 31, 2015 and 2014 ($ in millions):

	Year Ended December 31, 2015
	Integration and Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Other	Revenues and Shared Costs	Total

Net Sales	$-	$-	$-	$3.8	$6.3	$10.1
Operating expenses:
Cost of sales(1)	53.1	58.5	1,180.0	-	6.2	1,297.8
Selling and marketing	99.8	-	130.4	-	0.2	230.4
General and administrative	546.1	-	322.4	62.8	491.0	1,422.3
Contribution	$(699.0)	$(58.5)	$(1,632.8)	$(59.0)	$(491.1)	$(2,940.4)

(1) Excludes amortization and impairment of acquired intangibles including product rights.
	Year Ended December 31, 2014
	Integration and Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Other	Revenues and Shared Costs	Total

Net Sales	$-	$-	$-	$-	$-	$-
Operating expenses:
Cost of sales(1)	25.9	(9.9)	941.1	-	-	957.1
Selling and marketing	49.5	-	46.2	115.1	-	210.8
General and administrative	292.7	-	171.7	168.3	446.4	1,079.1
Contribution	$(368.1)	$9.9	$(1,159.0)	$(283.4)	$(446.4)	$(2,247.0)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

In the year ended December 31, 2015, integration and restructuring charges were primarily related to the integration of the Legacy Allergan business, as well as the acquisition of Forest.  In the year ended December 31, 2015, the Company incurred $1,151.4 million in cost of sales primarily related to the fair value inventory step-up from the Allergan Acquisition and the Forest Acquisition as products were sold to the Company’s third party customers. The Company also incurred charges related to the purchase accounting impact on stock-based compensation related to the Allergan, Kythera, and Forest acquisitions, which increased cost of sales, selling and marketing and general and administrative expenses. In the year ended December 31, 2015, other expenses include the impact of legal settlement reserves.  In addition, in the year ended December 31, 2015, the Company incurred mark-to-market unrealized losses for foreign currency option contracts that are entered into to offset future exposure to movements in currencies.

In the year ended December 31, 2014, integration and restructuring charges were primarily related to integration of the Forest and Warner Chilcott businesses.  In the year ended December 31, 2014, the Company incurred $933.3 million in cost of sales related to the fair value inventory step-up primarily from the acquired Forest and Warner Chilcott inventory as those products were sold to the Company’s third party customers. The Company also incurred charges related to the purchase accounting impact of stock-based compensation related to the Forest, Furiex, Durata and Warner Chilcott acquisitions, which increased cost of sales, selling and marketing and general and administrative expenses. Other costs include a charge of $105.1 million to account for an additional year of the non-tax deductible Branded Prescription Drug Fee in accordance with final regulations issued in the third quarter by the Internal Revenue Service as well as the impact of legal settlement reserves.

Research and Development Expenses

R&D expenses consist predominantly of personnel-related costs, active pharmaceutical ingredient costs, contract research, license and milestone fees, biostudy and facilities costs associated with product development.

R&D expenses consisted of the following components in the years ended December 31, 2015 and 2014 ($ in millions):

	Years Ended December 31,		Change
	2015	2014	Dollars	%
Ongoing operating expenses	$1,116.8	$517.4	$599.4	115.8%
Brand related milestone payments and upfront license payments	950.4	65.1	885.3	1,359.9%
Contingent consideration adjustments, net	37.7	(69.3)	107.0	(154.4)%
Acquisition, integration, and restructuring charges	102.7	25.7	77.0	299.6%
Acquisition accounting fair market value adjustments to stock-based compensation	150.9	66.8	84.1	125.9%
Total expenditures	$2,358.5	$605.7	$1,752.8	289.4%

The increase in ongoing operating expenses is primarily due to the impact of the Forest and Allergan acquisitions.  Included within brand related milestone payments and upfront license charges in the year ended December 31, 2015 is $250.0 million relating to the Merck Transaction, $50.0 million relating to the Mimetogen Transaction and $571.7 million related to the Naurex Transaction.  Additionally, the Company had additional contingent consideration expense primarily as a result of the scheduling of Viberzi as a controlled substance and the related payment of the CVR.

For the year ended December 31, 2014, R&D expenses primarily related to ongoing operating expenses for the acquired Forest business and the Warner Chilcott business.  Included within brand related milestone payments and upfront license charges in the year ended December 31, 2014 is a $40.0 million payment to Rhythm Health, Inc.  Offsetting the increase was favorable contingent consideration adjustments due to the impairment of IPR&D projects and the timing of launch of certain products.

Amortization

	Years Ended December 31,		Change
($ in millions)	2015	2014	Dollars	%
Amortization	$5,453.4	$1,945.5	$3,507.9	180.3%

Amortization for the year ended December 31, 2015 increased compared to the prior year primarily as a result of increased amortization of identifiable assets acquired in the Allergan Acquisition of $2,779.1 million and the impact of a full year of amortization related to the Forest Acquisition compared to six months in the prior year.

IPR&D Impairments and Asset Sales and Impairments, Net

	Years Ended December 31,		Change
($ in millions)	2015	2014	Dollars	%
IPR&D impairments	$511.6	$424.3	$87.3	20.6%
Asset sales and impairments, net	272.0	305.7	(33.7)	(11.0)%

The Company regularly reviews IPR&D assets for impairment indicators.  In the year ended December 31, 2015, the Company made the decision to abandon a select IPR&D asset (acquired in connection with the Allergan Acquisition) based on the review of research studies, resulting in an impairment of the full asset value of $300.0 million. The Company also recorded an impairment of $192.1 million related to a reduction in cash flows for women’s healthcare portfolio products acquired in the Warner Chilcott Acquisition as planned promotional initiatives on these future products has been reduced.  Asset sales and impairments, net primarily relates to the abandonment of a surgical product line of $229.6 million acquired in the Allergan Acquisition and a $32.2 million impairment charge as a result of a change in projected cash flows relating to an acquired product, Tretin-X.

IPR&D impairments for the year ended December 31, 2014  primarily include an impairment charge of $165.0 million related to the abandonment of certain R&D projects, an impairment charge of $193.0 million related to acquired IPR&D due to the FDA communications relating to Allergan’s NDA for the fixed-dose combination of nebivolol and valsartan for the treatment of hypertension, the abandonment of a select dermatology project of $32.0 million, the impairment of IPR&D relating to Aeroquin of $18.0 million and impairments related to the Estelle and Colvir assets acquired in the Uteron Acquisition of $15.1 million. Asset sales and impairments, net in the year-ended December 31, 2014 primarily related to the impairment on assets held for sale in the Pharmatech Transaction of $189.9 million which included a portion of goodwill allocated to this business unit and an impairment charge related to Doryx® of $89.0 million. The impairment was caused by a shortening of the product’s life cycle for which to recover the value of the asset.

Interest Income

	Years Ended December 31,		Change
($ in millions)	2015	2014	Dollars	%
Interest income	$11.4	$8.9	$2.5	28.1%

Interest income represents interest earned on cash and cash equivalents held during the respective periods.

Interest Expense

	Years Ended December 31,		Change
($ in millions)	2015	2014	Dollars	%
Fixed Rate Notes	$1,003.1	$324.4	678.7	209.2%
AGN Term Loan	79.1	-	79.1	n.a.
ACT Term Loan	50.8	44.9	5.9	13.1%
Floating Rate Notes	18.8	-	18.8	n.a.
WC Term Loan	17.4	30.5	(13.1)	(43.0)%
Revolving Credit Facility	4.8	3.5	1.3	37.1%
Other	19.3	8.5	10.8	127.1%
Interest expense	$1,193.3	$411.8	$781.5	189.8%

Interest expense increased for the year ended December 31, 2015 over the prior year primarily due to interest from the indebtedness incurred as part of the Allergan Acquisition of $710.9 million and the full year impact of debt incurred associated with the Forest Acquisition.

Other Income (expense)

	Years Ended December 31,		Change
($ in millions)	2015	2014	Dollars	%
Bridge loan commitment fee	$(264.9)	$(73.6)	(191.3)	259.9%
Interest rate lock	31.0	-	31.0	n.a.
Extinguishment of debt	-	29.9	(29.9)	(100.0)%
Other (expense) income	0.1	16.4	(16.3)	(99.4)%
Other (expense) income, net	$(233.8)	$(27.3)	$(206.5)

Bridge Loan Commitment Fee

During the year ended December 31, 2015, we incurred costs associated with bridge loan commitments in connection with the Allergan Acquisition of $264.9 million.

During the year ended December 31, 2014, the Company recognized an expense of $47.8 million associated with the Allergan Acquisition bridge and term loan financing commitment fees. In connection with the Forest Acquisition, we secured a bridge loan commitment of up to $7.0 billion and incurred associated commitment costs of $25.8 million, which have been expensed in full.

Interest rate lock

During the year ended December 31, 2015, the Company entered into interest rate locks on a portion of the $21.0 billion of debt issued as part of the Allergan Acquisition. As a result of the interest rate locks, the Company recorded income of $31.0 million.

Extinguishment of Debt

On July 21, 2014, the Company redeemed the Warner Chilcott Company, LLC’s and Warner Chilcott Finance LLC’s 7.75% senior notes due 2018 (the “WC Notes”) for $1,311.8 million, which included a make-whole premium of $61.8 million, and the principal amount of the WC Notes of $1,250.0 million. As a result of the transaction, the Company recognized a gain of $29.9 million, which includes the write-off of the then outstanding unamortized premium.

(Benefit) for Income Taxes

	Years Ended December 31,		Change
($ in millions)	2015	2014	Dollars	%
(Benefit) for income taxes	$(1,561.9)	$(467.0)	$(1,094.9)	234.5%
Effective tax rate	(35.3)%	(16.2)%

The Company’s effective tax rate for the twelve months ended December 31, 2015 was a benefit of (35.3%) compared to a benefit of (16.2%) for the twelve months ended December 31, 2014. The reconciliations between the statutory Irish income tax rates for Allergan plc and the effective income tax rates were as follows:

	Allergan plc
	Years Ended December 31,
	2015	2014
Statutory rate	(12.5%)	(12.5%)
Earnings subject to the U.S. federal and state tax rates (1) (3)	(18.5%)	(11.3%)
Earnings subject to rates different than the statutory rate (2)(3)	(2.3%)	1.1%
Tax reserves and audit outcomes	0.3%	1.3%
Non-deductible expenses (4)	5.4%	5.0%
R&D credits and U.S. manufacturing deduction	(0.5%)	(1.2%)
Rate changes	0.0%	1.5%
Valuation allowances (5)	(6.7%)	0.0%
Other	(0.5%)	(0.1%)
Effective income tax rate	(35.3%)	(16.2%)

The material drivers of the period-over-period tax rate movements are as follows:

(1)

Earnings subject to U.S. federal and state tax had a larger impact on the effective tax rate for the period ended December 31, 2015 compared to the period ended December 31, 2014 due to a significant increase in expenses in 2015. These expenses included amortization expense related to intangibles acquired as part of the Allergan Acquisition and incremental costs associated with the acquisition related financing.

(2)

The impact of earnings subject to tax rates different than the statutory rate is primarily driven by the inclusion of Allergan post-acquisition operating income earned outside of the U.S. and Ireland. In addition, 2015 includes a full year of operating income from Forest compared to six months in 2014. The impact of this additional income is partially offset by an increase in amortization expense in jurisdictions with tax rates lower than the statutory rate.

(3)

In 2015, the Company recorded $5.5 billion of amortization expense. A significant portion of this amount was incurred in jurisdictions with tax rates higher than the statutory rate resulting in a $246.2 million favorable impact on the effective tax rate.

(4)

Non-deductible expenses in the year ended December 31, 2015 primarily resulted from one-time non-deductible pre-tax expenses for the 2016 Branded Prescription Drug Fee of $153.7 million, Naurex Transaction related upfront consideration of $571.7 million recognized as a component of R&D expense, and other acquisition related transaction costs of $62.3 million. Non-deductible expenses in the year ended December 31, 2014 primarily resulted from one-time non-deductible pre-tax expenses for acquisition related costs of $98.8 million, penalties of $97.7 million and the 2015 Branded Prescription Drug Fee of $160.8 million, including the impact of an additional year of the fee of $105.1 million in accordance with final regulations issued in 2014 by the Internal Revenue Service.

(5)

Valuation allowances for the year ended December 31, 2015 included the release of a $296.2 million valuation allowance on certain capital loss carryforwards as a result of restructuring related to the global generics sale.

YEAR ENDED DECEMBER 31, 2014 COMPARED TO 2013

Results of operations, including segment net revenues, segment operating expenses and segment contribution consisted of the following ($ in millions):

	Year Ended December 31, 2014
	US	US Medical	International	Anda
	Brands	Aesthetics	Brands	Distribution	Total

Net revenues	$4,511.2	$-	$203.5	$2,024.2	$6,738.9

Operating expenses:
Cost of sales(1)	736.7	-	48.2	1,711.6	2,496.5
Selling and marketing	806.4	-	48.2	135.6	990.2
General and administrative	119.5	-	12.0	36.4	167.9
Segment Contribution	$2,848.6	$-	$95.1	$140.6	$3,084.3
Contribution margin	63.1%		46.7%	6.9%	45.8%
Corporate					2,247.0
Research and development					605.7
Amortization					1,945.5
In-process research and development impairments					424.3
Asset sales and impairments, net					305.7
Operating (loss)					(2,443.9)
Operating margin					(36.3)%

(1) Excludes amortization and impairment of acquired intangibles including product rights.
	Year Ended December 31, 2013
	US	US Medical	International	Anda
	Brands	Aesthetics	Brands	Distribution	Total

Net revenues	$1,001.2	$-	$40.2	$1,561.1	$2,602.5

Operating expenses:
Cost of sales(1)	153.8	-	15.8	1,297.6	1,467.2
Selling and marketing	240.7	-	21.6	112.5	374.8
General and administrative	39.4	-	1.4	32.7	73.5
Segment Contribution	$567.3	$-	$1.4	$118.3	$687.0
Contribution margin	56.7%		3.5%	7.6%	26.4%
Corporate					560.1
Research and development					191.3
Amortization					303.8
In-process research and development impairments					-
Asset sales and impairments, net					1.0
Operating (loss)					(369.2)
Operating margin					(14.2)%

(1) Excludes amortization and impairment of acquired intangibles including product rights.

The following is a reconciliation of net revenues for the operating segments to the Company’s net revenues for the years ended December 31, 2014 and 2013 ($ in millions):

	Years Ended December 31,		Change
	2014	2013	Dollars	%
Segment net revenues	$6,738.9	$2,602.5	$4,136.4	158.9%
Corporate revenues	-	-	-	n.a.
Net revenues	$6,738.9	$2,602.5	$4,136.4	158.9%

No other country represents ten percent or more of net revenues outside of the United States. The US Brands, US Medical Aesthetics, and Anda Distribution segments are comprised solely of sales within the United States.

The following table presents global net revenues for the top products of the Company for the years ended December 31, 2014 and 2013 ($ in millions):

	Years Ended December 31,
	Global				U.S.				International
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Namenda® IR	629.7	-	629.7	n.a.	629.7	-	629.7	n.a.	-	-	-	n.a.
Asacol®/Delzicol®	614.1	164.2	449.9	274.0%	541.0	145.2	395.8	272.6%	73.1	19.0	54.1	284.7%
Bystolic®	292.6	-	292.6	n.a.	291.6	-	291.6	n.a.	1.0	-	1.0	n.a.
Lo Loestrin®	277.1	63.3	213.8	337.8%	275.7	63.3	212.4	335.5%	1.4	-	1.4	n.a.
Namenda XR®	269.5	-	269.5	n.a.	269.5	-	269.5	n.a.	-	-	-	n.a.
Estrace® Cream	258.2	60.7	197.5	325.4%	258.2	60.7	197.5	325.4%	-	-	-	n.a.
Minastrin® 24	217.9	53.7	164.2	305.8%	217.9	53.7	164.2	305.8%	-	-	-	n.a.
Linzess®/Constella®	174.4	-	174.4	n.a.	173.2	-	173.2	n.a.	1.2	-	1.2	n.a.
Viibryd®/Fetzima®	140.3	-	140.3	n.a.	140.3	-	140.3	n.a.	-	-	-	n.a.
Carafate ® / Sulcrate ®	90.9	-	90.9	n.a.	90.9	-	90.9	n.a.	-	-	-	n.a.
Other Products Revenues	1,750.0	699.5	1,050.5	150.2%	1,623.2	678.3	944.9	139.3%	126.8	21.2	105.6	498.1%
Total Products Revenues	4,714.7	1,041.4	3,673.3	352.7%	4,511.2	1,001.2	3,510.0	350.6%	203.5	40.2	163.3	406.2%
ANDA Revenues	2,024.2	1,561.1	463.1	29.7%	2,024.2	1,561.1	463.1	29.7%	-	-	-	n.a.
Total Net Revenues	$6,738.9	$2,602.5	$4,136.4	158.9%	$6,535.4	$2,562.3	$3,973.1	155.1%	$203.5	$40.2	$163.3	406.2%

US Brands Segment

The following table presents net contribution for the US Brands segment for the years ended December 31, 2014 and 2013 ($ in millions):

	Years Ended December 31,		Change
	2014	2013	Dollars	%
Central Nervous System (CNS)	$1,109.4	$-	$1,109.4	n.a.
Gastroenterology (GI)	966.8	145.2	821.6	565.8%
Women's Health	791.7	290.8	500.9	172.2%
Cardiovascular	291.6	-	291.6	n.a.
Urology	111.9	-	111.9	n.a.
Infectious Disease	62.7	-	62.7	n.a.
Other	1,177.1	565.2	611.9	108.3%
Net revenues	$4,511.2	$1,001.2	$3,510.0	350.6%
Operating expenses:
Cost of sales(1)	736.7	153.8	582.9	379.0%
Selling and marketing	806.4	240.7	565.7	235.0%
General and administrative	119.5	39.4	80.1	203.3%
Segment contribution	$2,848.6	$567.3	$2,281.3	402.1%
Segment margin	63.1%	56.7%		6.4%

The increase in revenues is primarily due to the contribution of the Forest Acquisition and the results of Warner Chilcott Acquisition, which only contributed three months in the year ended December 31, 2013.

The increase in operating expenses is due to the Forest and Warner Chilcott Acquisitions.

International Brands

The following table presents net contribution for the International Brands segment for the years ended December 31, 2014 and 2013 ($ in millions):

	Years Ended December 31,		Change
	2014	2013	Dollars	%
Net revenues	$203.5	$40.2	$163.3	406.2%
Operating expenses:
Cost of sales(1)	48.2	15.8	32.4	205.1%
Selling and marketing	48.2	21.6	26.6	123.1%
General and administrative	12.0	1.4	10.6	757.1%
Segment contribution	$95.1	$1.4	$93.7	6,692.9%
Segment margin	46.7%	3.5%		43.2%

The increase in revenues is primarily due to the contribution of the Forest Acquisition and the results of Warner Chilcott Acquisition, which only contributed three months in the year ended December 31, 2013.

The increase in operating expenses is due to the Forest and Warner Chilcott Acquisitions.

Anda Distribution Segment

The following table presents net contribution for the Anda Distribution segment for the years ended December 31, 2014 and 2013 ($ in millions):

	Years Ended December 31,		Change
	2014	2013	Dollars	%

Net revenues	$2,024.2	$1,561.1	$463.1	29.7%
Operating expenses:
Cost of sales(1)	1,711.6	1,297.6	414.0	31.9%
Selling and marketing	135.6	112.5	23.1	20.5%
General and administrative	36.4	32.7	3.7	11.3%
Segment contribution	$140.6	$118.3	$22.3	18.9%
Segment margin	6.9%	7.6%		(0.7)%

Net Revenues

The increase in net revenues was a result of third party volume increases and price increases ($421.0 million) and an increase in third-party launches ($65.8 million).  Also included are results related to the Company’s manufactured products sold through our Anda Distribution segment that were previously included in our former Global Generics Segment.

Cost of Sales

The increase in cost of sales within our Anda Distribution segment was due to higher product sales. Cost of sales as a percentage of revenue increased to 84.6% compared to 83.1% in the prior year period primarily due to product and customer mix.

Selling and Marketing Expenses

The increase in selling and marketing expenses relate to higher freight costs and higher personnel costs.

Corporate

Corporate represents the results of corporate initiatives as well as the impact of select revenues and shared costs.  The following represents the corporate amounts for the years ended December 31, 2014 and 2013 ($ in millions):

	Year Ended December 31, 2014
	Integration and Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Other	Revenues and Shared Costs	Total

Net Sales	$-	$-	$-	$-	$-	$-
Operating expenses:
Cost of sales(1)	25.9	(9.9)	941.1	-	-	957.1
Selling and marketing	49.5	-	46.2	115.1	-	210.8
General and administrative	292.7	-	171.7	168.3	446.4	1,079.1
Contribution	$(368.1)	$9.9	$(1,159.0)	$(283.4)	$(446.4)	$(2,247.0)

(1) Excludes amortization and impairment of acquired intangibles including product rights.
	Year Ended December 31, 2013
	Integration and Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Other	Revenues and Shared Costs	Total

Net Sales	$-	$-	$-	$-	$-	$-
Operating expenses:
Cost of sales(1)	6.1	5.8	165.6	-	-	177.5
Selling and marketing	-	-	-	-	-	-
General and administrative	99.3	-	-	-	283.3	382.6
Contribution	$(105.4)	$(5.8)	$(165.6)	$-	$(283.3)	$(560.1)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

In the year ended December 31, 2014, integration and restructuring charges were primarily related to integration of the Forest and Warner Chilcott businesses.  In the year ended December 31, 2014, the Company incurred $933.3 million in cost of sales related to the fair value inventory step-up primarily from the acquired Forest and Warner Chilcott inventory as those products were sold to the Company’s third party customers. The Company also incurred charges related to the purchase accounting impact of stock-based compensation related to the Forest, Furiex, Durata and Warner Chilcott acquisitions, which increased cost of sales, selling and marketing and general and administrative expenses. Other costs include a charge of $105.1 million to account for an additional year of the non-tax deductible Branded Prescription Drug Fee in accordance with final regulations issued in the third quarter by the Internal Revenue Service as well as the impact of legal settlement reserves.

In the year ended December 31, 2013, the integration and restructuring charges primarily related to integration of the Warner Chilcott business.  In the year ended December 31, 2013, the Company incurred $165.6 million in cost of sales for the pull through of the acquisition accounting fair value step up adjustment to inventory related primarily to the acquired Warner Chilcott inventory as that product was sold to the Company’s third party customers.

Research and Development Expenses

R&D expenses consisted of the following components in the years ended December 31, 2014 and 2013 ($ in millions):

	Years Ended December 31,		Change
	2014	2013	Dollars	%
Ongoing operating expenses	$517.4	$172.7	$344.7	199.6%
Brand-related milestone payments and upfront license payments	65.1	17.4	47.7	274.1%
Acquisition accounting fair market value adjustment to stock-based compensation	66.8	-	66.8	n.a.
Acquisition, integration, and restructuring charges	25.7	0.1	25.6	n.m.
Contingent consideration adjustments, net	(69.3)	1.1	(70.4)	n.m.
Total expenditures	$605.7	$191.3	$414.4	216.6%

For the year ended December 31, 2014, R&D expenses primarily related to ongoing operating expenses for the acquired Forest business which had no impact on the year ended December 31, 2013 and the Warner Chilcott business which only contributed three months of activity in the year ended December 31, 2013.  Included within brand related milestone payments and upfront license charges in the year ended December 31, 2014 is a $40.0 million payment to Rhythm Health, Inc.  Offsetting the increase was favorable contingent consideration adjustments due to the impairment of IPR&D projects and the timing of launch of certain products.

Amortization

	Years Ended December 31,		Change
($ in millions)	2014	2013	Dollars	%
Amortization	$1,945.5	$303.8	$1,641.7	540.4%

Amortization for the year ended December 31, 2014 increased as compared to the prior year period primarily as a result of amortization of identifiable assets acquired in the Forest Acquisition and Warner Chilcott Acquisition.

IPR&D Impairments and Asset Sales and Impairments, Net

	Years Ended December 31,		Change
($ in millions)	2014	2013	Dollars	%
IPR&D impairments	$424.3	$-	$424.3	n.a.
Asset sales and impairments, net	305.7	1.0	304.7	n.m.

IPR&D impairments for the year ended December 31, 2014  primarily include an impairment charge of $165.0 million related to the abandonment of certain R&D projects, an impairment charge of $193.0 million related to acquired IPR&D due to the FDA communications relating to Allergan’s NDA for the fixed-dose combination of nebivolol and valsartan for the treatment of hypertension, the abandonment of a select dermatology project of $32.0 million, the impairment of IPR&D relating to Aeroquin of $18.0 million and impairments related to the Estelle and Colvir assets acquired in the Uteron Acquisition of $15.1 million. Asset sales and impairments, net in the year-ended December 31, 2014 primarily related to the impairment on assets held for sale in the Pharmatech Transaction of $189.9 million which included a portion of goodwill allocated to this business unit and an impairment charge related to Doryx® of $89.0 million. The impairment was caused by a shortening of the product’s life cycle for which to recover the value of the asset.

Interest Income

	Years Ended December 31,		Change
($ in millions)	2014	2013	Dollars	%
Interest income	$8.9	$4.8	$4.1	85.4%

Interest income represents interest earned on cash and cash equivalents held during the respective periods.

Interest Expense

	Years Ended December 31,		Change
($ in millions)	2014	2013	Dollars	%
Fixed Rate Notes	$324.4	$192.8	$131.6	68.3%
ACT Term Loan	44.9	30.2	14.7	48.7%
WC Term Loan	30.5	8.2	22.3	272.0%
Revolving Credit Facility	3.5	2.7	0.8	29.6%
Other	8.5	5.9	2.6	44.1%
Interest expense	$411.8	$239.8	$172.0	71.7%

Interest expense increased for the year ended December 31, 2014 over the prior year primarily due to the indebtedness incurred for the Forest Acquisition and a full year of interest on indebtedness incurred in the Warner Chilcott Acquisition.

Other Income (expense)

	Years Ended December 31,		Change
($ in millions)	2014	2013	Dollars	%
Bridge loan commitment fee	$(73.6)	$-	$(73.6)	n.a.
Extinguishment of debt	29.9	(18.5)	48.4	(261.6)%
Other income	16.4	(0.1)	16.5	n.m.
Other (expense) income, net	$(27.3)	$(18.6)	$(8.7)

Bridge Loan Commitment Fee

In connection with the Allergan Acquisition, the Company secured bridge loan financing of up to $36.4 billion and incurred commitment fees for the bridge loan and term loan of $162.8 million. During the year ended December 31, 2014, the Company recognized an expense of $47.8 million associated with these fees. In connection with the Forest Acquisition, we secured a bridge loan commitment of up to $7.0 billion and incurred associated commitment costs of $25.8 million, which have been expensed in full.

Extinguishment of Debt

On July 21, 2014, the Company redeemed the WC Notes for $1,311.8 million, which included a make-whole premium of $61.8 million and the principal amount of the WC Notes of $1,250.0 million. As a result of the transaction, the Company recognized a gain of $29.9 million, which includes the write-off of the then outstanding unamortized premium.

As a result of the extinguishment of our $450.0 million 5.000% senior notes due 2014, the Company recorded a loss of $17.1 million in the year ended December 31, 2013. In addition, the Company incurred a $1.4 million non-cash write-off of deferred loan costs in connection with the optional prepayment of term loan indebtedness.

(Benefit) for Income

	Years Ended December 31,		Change
($ in millions)	2014	2013	Dollars	%
(Benefit) for income taxes	$(467.0)	$(155.3)	$(311.7)	200.7%
Effective tax rate	(16.2)%	(24.9)%

The Company’s effective tax rate for the twelve months ended December 31, 2014 was a benefit of (16.2%) compared to a benefit of (24.9%) for the twelve months ended December 31, 2013. The reconciliations between the statutory Irish income tax rates for Allergan plc and the effective income tax rates were as follows:

	Allergan plc
	Years Ended December 31,
	2014	2013
Statutory rate	(12.5%)	(12.5%)
Earnings subject to the U.S. federal and state tax rates (1)	(11.3%)	(13.9%)
Earnings subject to rates different than the statutory rate (1)	1.1%	(2.5%)
Tax reserves and audit outcomes (2)	1.3%	4.8%
Non-deductible expenses (3)	5.0%	0.1%
R&D credits and U.S. manufacturing deduction	(1.2%)	(0.4%)
Rate changes	1.5%	(0.1%)
Valuation allowances	0.0%	(0.8%)
Other	(0.1%)	0.4%
Effective income tax rate	(16.2%)	(24.9%)

The material drivers of the period-over-period tax rate movements are as follows:

(1)

The decreased benefit due to the impact of earnings subject to tax rates different than the statutory rate is primarily driven by the inclusion of Forest’s post-acquisition losses incurred in jurisdictions with tax rates lower than the statutory rate. These losses included amortization expense related to intangibles acquired as part of the Forest Acquisition.

(2)	As a result of the Forest Acquisition in 2014 and the Warner Acquisition in 2013, the company incurred one-time tax charges of $36.8 million and $30.1 million, respectively.
(3)

Non-deductible expenses in the year ended December 31, 2014 primarily resulted from one-time non-deductible pre-tax expenses for acquisition related costs of $98.8 million, penalties of $97.7 million and the 2015 Branded Prescription Drug Fee of $160.8 million, including the impact of an additional year of the fee of $105.1 million in accordance with final regulations issued in 2014 by the Internal Revenue Service.

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

Financial results of the global generics business are presented as “Income from discontinued operations” on the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; and assets and liabilities of the global generics business to be disposed of are presented as “Current assets held for sale”, “Non current assets held for sale”, “Current liabilities held for sale” and “Long-term liabilities held for sale” on the Consolidated Balance Sheet as of December 31, 2015 and 2014.

The following table presents key financial results of the global generics business included in “Income from discontinued operations” for the years ended December 31, 2015, 2014 and 2013 ($ in millions):

	Years Ended December 31,
	2015	2014	2013
Third party revenues	$6,116.1	$6,323.4	$6,075.1
Related party sales	259.2	255.4	273.1
Net revenues	6,375.3	6,578.8	6,348.2
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	3,048.1	3,105.6	3,319.1
Research and development	422.2	480.2	425.6
Selling and marketing	557.7	649.0	645.5
General and administrative	653.0	496.2	571.4
Amortization	323.6	652.0	538.9
In-process research and development impairments	-	-	4.9
Asset sales and impairments, net	62.4	19.6	896.8
Total operating expenses	5,067.0	5,402.6	6,402.2
Operating income	1,308.3	1,176.2	(54.0)
Other (expense) income, net	(7.9)	(14.5)	39.1
(Benefit) / provision for income taxes	(5,487.3)	385.1	268.0
Net income / (loss) from discontinued operations	$6,787.7	$776.6	$(282.9)

Related party revenues represent the sale of product to the Company’s Anda Distribution segment.

The results of our global generics business operations are dependent on the timing of product launches and competition within the generics market, primarily in the United States.  The increase in operating income is the result of continued cost savings initiatives as well as the cessation of depreciation and amortization for assets being divested to Teva once they met the definition of held for sale on July 27, 2015.  Offsetting these amounts, is an increase in divestiture related expenses in the year ended December 31, 2015 of $97.2 million.

For the year ended December 31, 2015, the company recorded a deferred tax benefit of $5,738.8 million related to investments in certain U.S. subsidiaries as this tax benefit will reverse in the foreseeable future.  The recognition of this benefit has been reflected in income from discontinued operations, net of tax with the deferred tax asset reflected in non-current deferred tax assets on the balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Position

Working capital at December 31, 2015 and 2014 is summarized as follows:

	December 31,	December 31,	Increase
($ in millions):	2015	2014	(Decrease)
Current assets:
Cash and cash equivalents	$1,096.0	$250.0	$846.0
Marketable securities	9.3	1.0	8.3
Accounts receivable, net	2,401.6	1,112.3	1,289.3
Inventories	1,009.7	984.6	25.1
Prepaid expenses and other current assets	558.5	478.8	79.7
Current assets held for sale	3,540.3	3,806.9	(266.6)
Deferred tax assets	-	477.0	(477.0)
Total current assets	8,615.4	7,110.6	1,504.8
Current liabilities:
Accounts payable and accrued expenses	$4,349.5	$3,030.1	$1,319.4
Income taxes payable	54.2	33.9	20.3
Current portion of long-term debt and capital leases	2,432.8	693.4	1,739.4
Current liabilities held for sale	1,491.8	1,449.1	42.7
Deferred tax liabilities	-	41.0	(41.0)
Total current liabilities	8,328.3	5,247.5	3,080.8
Working Capital	$287.1	$1,863.1	$(1,576.0)
Working Capital excluding assets held for sale, net	$(1,761.4)	$(494.7)	$(1,266.7)
Adjusted Current Ratio	0.74	0.87

Working capital excluding assets held for sale, net, decreased $1,266.7 million to ($1,761.4) million at December 31, 2015 compared to $(494.7) million at December 31, 2014.  The decrease in working capital is primarily due to additional debt financings to fund the Allergan Acquisition and cash used in acquisitions, as well as the adoption of ASU 2015-16 (defined below) for the year ended December 31, 2015, which requires deferred tax assets and liabilities to be classified as long-term, offset, in part, by the working capital acquired as part of the Allergan Acquisition of $1,154.2 million, excluding cash.

Cash Flows from Operations

Our cash flows from operations are summarized as follows:

	Years Ended December 31,
($ in millions)	2015	2014
Net cash provided by operating activities	$4,530.0	$2,243.0

Cash flows from operations represent net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities increased $2,287.0 million in the year ended December 31, 2015 versus the prior year period, due primarily to an increase in net income, adjusted for non-cash activity of $3,127.3 million ($5,802.2 million and $2,674.9 million of net income, adjusted for non-cash activity in the years ended December 31, 2015 and 2014, respectively), offset, in part, by certain working capital movements including an increase in accounts receivable due to changes in payment terms of select customers within our discontinued operations.

Management expects that available cash balances and 2015 cash flows from operating activities will provide sufficient resources to fund our operating liquidity needs and expected 2016 capital expenditure funding requirements.

Investing Cash Flows

Our cash flows from investing activities are summarized as follows:

	Years Ended December 31,
($ in millions)	2015	2014
Net cash (used in) investing activities	$(37,120.9)	$(5,370.6)

Investing cash flows consist primarily of cash used in acquisitions of businesses and intangibles (primarily product rights), capital expenditures and purchases of investments and marketable securities partially offset by proceeds from the sale of investments and marketable securities. Included in the year ended December 31, 2015 was cash used in connection with the Allergan Acquisition, Kythera Acquisition and the Auden Acquisition, net of cash acquired, of $34,646.2 million, $1,955.9 million and $463.7 million, respectively, $444.3 million for other business acquisitions and capital expenditures for property, plant and equipment of $454.9 million, offset, in part by cash received from the sale of assets, primarily the respiratory business and Pharmatech assets, of $883.0 million.

Included in the year ended December 31, 2014 was net cash used in connection with the acquisitions of Forest ($3,646.4 million), Furiex ($1,086.0 million) and Durata ($639.7 million), capital expenditures for property, plant and equipment of $238.6 million and the purchases of other businesses, net of cash acquired of $190.2 million, offset in part by cash received from the sale of assets of $453.7 million, including royalty streams related to former Furiex products.

Financing Cash Flows

Our cash flows from financing activities are summarized as follows:

	Years Ended December 31,
($ in millions)	2015	2014
Net cash provided by financing activities	$33,443.4	$3,017.5

Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of ordinary shares and proceeds from the exercise of stock options. Cash provided by financing activities in the year ended December 31, 2015 primarily included the issuance of indebtedness of $30,137.7 million, the issuance of ordinary shares of $4,071.1 million and the issuance of Mandatory Convertible Preferred Shares of $4,929.7 million in connection with the Allergan Acquisition, offset in part by payments of debt of $5,134.2 million and debt issuance costs of $310.8 million.

Cash provided by financing activities in the year ended December 31, 2014 primarily included the net proceeds from the issuance of the 2014 senior secured notes of $3,676.2 million, term-loan indebtedness of $2,000.0 million, a bridge loan of $2,400.0 million and $1,280.0 million under the Revolving Credit Facility, offset in part by net repayments of other indebtedness of $6,127.0 million, including the bridge loan of $2,400.0 million, the repurchase of Ordinary Shares of $130.1 million and the payment of debt issuance costs of $224.3 million.

Debt and Borrowing Capacity

Debt consisted of the following ($ in millions):

	Balance As of		Fair Market Value As of
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Senior Notes:
Floating Rate Notes
$500.0 million floating rate notes due September 1, 2016	$500.0	$-	$500.5	$-
$500.0 million floating rate notes due March 12, 2018	500.0	-	499.6	-
$500.0 million floating rate notes due March 12, 2020	500.0	-	496.2	-
	1,500.0	-	1,496.3	-
Fixed Rate Notes
$800.0 million 5.750% notes due April 1, 2016	800.0	-	808.4	-
$1,000.0 million 1.850% notes due March 1, 2017	1,000.0	-	1,001.5	-
$500.0 million 1.300% notes due June 15, 2017	500.0	500.0	496.3	489.0
$1,200.0 million 1.875% notes due October 1, 2017	1,200.0	1,200.0	1,196.0	1,187.3
$3,000.0 million 2.350% notes due March 12, 2018	3,000.0	-	3,004.6	-
$250.0 million 1.350% notes due March 15, 2018	250.0	-	244.9	-
$1,050.0 million 4.375% notes due February 1, 2019	1,050.0	1,050.0	1,099.5	1,111.4
$500.0 million 2.450% notes due June 15, 2019	500.0	500.0	494.4	498.2
$400.0 million 6.125% notes due August 15, 2019	400.0	400.0	444.2	457.9
$3,500.0 million 3.000% notes due March 12, 2020	3,500.0	-	3,505.1	-
$650.0 million 3.375% notes due September 15, 2020	650.0	-	656.6	-
$750.0 million 4.875% notes due February 15, 2021	750.0	750.0	807.4	808.9
$1,200.0 million 5.000% notes due December 15, 2021	1,200.0	1,200.0	1,299.4	1,301.0
$3,000.0 million 3.450% notes due March 15, 2022	3,000.0	-	3,006.8	-
$1,700.0 million 3.250% notes due October 1, 2022	1,700.0	1,700.0	1,669.6	1,647.5
$350.0 million 2.800% notes due March 15, 2023	350.0	-	327.7	-
$1,200.0 million 3.850% notes due June 15, 2024	1,200.0	1,200.0	1,202.6	1,215.5
$4,000.0 million 3.800% notes due March 15, 2025	4,000.0	-	3,984.6	-
$2,500.0 million 4.550% notes due March 15, 2035	2,500.0	-	2,462.2	-
$1,000.0 million 4.625% notes due October 1, 2042	1,000.0	1,000.0	956.1	980.1
$1,500.0 million 4.850% notes due June 15, 2044	1,500.0	1,500.0	1,483.6	1,539.9
$2,500.0 million 4.750% notes due March 15, 2045	2,500.0	-	2,452.7	-
	32,550.0	11,000.0	32,604.2	11,236.7
Total Senior Notes Gross	34,050.0	11,000.0	34,100.5	11,236.7
Unamortized premium	225.9	239.9	-	-
Unamortized discount	(107.4)	(52.1)	-	-
Total Senior Notes Net	34,168.5	11,187.8	34,100.5	11,236.7
Term Loan Indebtedness:
WC Term Loan
WC Three Year Tranche variable rate debt maturing October 1, 2016	191.5	506.9
WC Five Year Tranche variable rate debt maturing October 1, 2018**	498.8	744.7
	690.3	1,251.6
ACT Term Loan
2017 Term Loan variable rate debt maturing October 31, 2017**	572.1	932.6
2019 Term Loan variable rate debt maturing July 1, 2019**	1,700.0	1,900.0
	2,272.1	2,832.6
AGN Term Loan
AGN Three Year Tranche variable rate debt maturing March 17, 2018	2,750.0	-
AGN Five Year Tranche variable rate debt maturing March 17, 2020**	2,543.8	-
	5,293.8	-
Total Term Loan Indebtedness	8,256.2	4,084.2
Other Indebtedness
Revolver Borrowings	200.0	255.0
Other	97.4	-
Total Other Borrowings	297.4	255.0
Capital Leases	4.1	4.1
Total Indebtedness	$42,726.2	$15,531.1

**	The indebtedness requires a quarterly repayment of 2.5%.

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

Acquired Allergan Notes

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

2014 Notes Issuance

On June 10, 2014, Actavis Funding SCS, a limited partnership (societe en commandite simple), organized under the laws of the Grand Duchy of Luxembourg, an indirect subsidiary of Allergan plc, issued the $500.0 million 1.300% notes due 2017, $500.0 million 2.450% notes due 2019, $1,200.0 million 3.850% notes due 2024 and $1,500.0 million 4.850% notes due 2044 (the “2014 New Notes”). Interest payments are due on the 2014 New Notes on June 15 and December 15 semi-annually, beginning on December 15, 2014. The guarantors of the debt are Warner Chilcott Limited, Actavis Capital S.a.r.l., and Actavis, Inc. Allergan plc will not guarantee the 2014 New Notes.

Actavis, Inc. Supplemental Indenture

On October 1, 2013, the Company, Actavis, Inc., a wholly owned subsidiary of the Company, and Wells Fargo Bank, National Association, as trustee, entered into a fourth supplemental indenture (the “Fourth Supplemental Indenture”) to the indenture, dated as of August 24, 2009 (the “Base Indenture” and, together with the First Supplemental Indenture, the Second Supplemental Indenture and the Third Supplemental Indenture (each as defined below), the “Indenture”), as supplemented by the first supplemental indenture, dated as of August 24, 2009 (the “First Supplemental Indenture”), the second supplemental indenture, dated as of May 7, 2010 (the “Second Supplemental Indenture”), and the third supplemental indenture, dated as of October 2, 2012 (the “Third Supplemental Indenture”). Pursuant to the Fourth Supplemental Indenture, the Company has provided a full and unconditional guarantee of Actavis, Inc.’s obligations under its then outstanding $450.0 million 5.000% senior notes due August 15, 2014, (the “2014 Notes”), its $400.0 million 6.125% senior notes due August 15, 2019 (the “2019 Notes”), its $1,200.0 million 1.875% senior notes due October 1, 2017 (the “2017 Notes”), its $1,700.0 million 3.250% senior notes due October 1, 2022 (the “2022 Notes”) and its $1,000.0 million 4.625% Senior Notes due October 1, 2042 (the “2042 Notes.”).

WC Supplemental Indenture

On October 1, 2013, the Company, WCCL (defined below), Warner Chilcott Finance LLC (the “Co-Issuer” and together with WC Company, the “Issuers”) and Wells Fargo Bank, National Association, as trustee (the “WC Trustee”), entered into a third supplemental indenture (the “Supplemental Indenture”) to the indenture, dated as of August 20, 2010 (the “WC Indenture”), among the Issuers, the guarantors party thereto and the WC Trustee, with respect to the Issuers’ WC Notes. Pursuant to the Supplemental Indenture, the Company had provided a full and unconditional guarantee of the Issuers’ obligations under the WC Notes and the WC Indenture.

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

Credit Facility Indebtedness

WC Term Loan Agreement

On December 17, 2014, Allergan plc and certain of its subsidiaries entered into a second amendment agreement (the “WC Term Loan Amendment”) among Allergan plc, Warner Chilcott Limited, Warner Chilcott Finance, LLC, Actavis WC 2 S.à r.l. (“Actavis WC 2”), Warner Chilcott Company, LLC (“WCCL”), Warner Chilcott Corporation (“WC Corporation” and together with Actavis WC 2 and WCCL, the “WC Borrowers”), Bank of America, N.A. (“BofA”), as administrative agent, and the lenders party thereto. The WC

Term Loan Amendment amends and restates Allergan plc’s existing amended and restated WC term loan credit and guaranty agreement, dated as of June 9, 2014 (such agreement, prior to its amendment and restatement pursuant to the WC Term Loan Amendment, the “2014 WC Term Loan Agreement” and the 2014 WC Term Loan Agreement as amended and restated by the WC Term Loan Amendment, the “WC Term Loan Agreement”), among the WC Borrowers, Allergan plc, Warner Chilcott Limited, Warner Chilcott Finance, LLC, the lenders from time to time party thereto and BofA, as administrative agent, which amended and restated Allergan plc’s existing WC term loan credit and guaranty agreement, dated as of August 1, 2013 (such agreement, prior to its amendment and restatement, the “Existing WC Term Loan Agreement”) among the WC Borrowers, Warner Chilcott Finance, LLC, Actavis Limited, BofA, as administrative agent and a syndicate of banks participating as lenders.

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

The Company is subject to, and, at December 31, 2015, was in compliance with, all financial and operational covenants under the terms of the WC Term Loan Agreement. In February 2016, the Company prepaid approximately $310.0 million of indebtedness under the outstanding WC Five Year Tranche.

ACT Term Loan

On December 17, 2014, Allergan plc and certain of its subsidiaries entered into a third amendment agreement (the “ACT Term Loan Amendment”) among Allergan plc, Warner Chilcott Limited, Actavis Capital, Actavis, Inc., Actavis Funding SCS, BofA, as administrative agent, and the lenders party thereto. The ACT Term Loan Amendment amends and restates Allergan plc’s existing second amended and restated Allergan term loan credit and guaranty agreement, dated as of March 31, 2014 (such agreement, prior to its amendment and restatement pursuant to the ACT Term Loan Amendment, the “2014 ACT Term Loan Agreement” and the 2014 ACT Term Loan Agreement as amended and restated by the ACT Term Loan Amendment, the “ACT Term Loan”) among Actavis Capital, Allergan plc, Warner Chilcott Limited, Actavis, Inc., Actavis Funding SCS, BofA, as administrative agent, and the lenders from time to time party thereto, which amended and restated Allergan plc’s existing amended and restated Allergan term loan credit and guaranty agreement, dated as of October 1, 2013 (such agreement, prior to its amendment and restatement, the “Existing ACT Term Loan Agreement”) among Actavis Capital, Allergan plc, Actavis, Inc., BofA, as administrative agent, and the lenders from time to time party thereto.

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

The Company is subject to, and at December 31, 2015 was in compliance with, all financial and operational covenants under the terms of the ACT Term Loan Agreement. In February 2016, the Company prepaid approximately $200.0 million of indebtedness under the outstanding 2017 Term Loan.

AGN Term Loan

On December 17, 2014, Allergan, Inc. and certain of its subsidiaries entered into a senior unsecured term loan credit agreement (the “AGN Term Loan”), among Actavis Capital, as borrower, Allergan plc, Warner Chilcott Limited, Actavis, Inc., Actavis Funding SCS, the lenders from time to time party thereto (the “Term Lenders”), JPMorgan Chase Bank, N.A. (“JPMCB”), as administrative agent and the other financial institutions party thereto. Under the AGN Term Loan, the Term Lenders provided (i) a $2.75 billion tranche maturing on March 17, 2018 (the “AGN Three Year Tranche”) and (ii) a $2.75 billion tranche and maturing on March 17, 2020 (the “AGN Five Year Tranche”). The proceeds of borrowings under the AGN Term Loan were used to finance, in part, the cash component of the Allergan Acquisition consideration and certain fees and expenses incurred in connection with the Allergan Acquisition.

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

The Company is subject to, and at December 31, 2015 was in compliance with, all financial and operational covenants under the terms of the AGN Term Loan.

Bridge Loan Facility

On December 17, 2014, Allergan and certain of its subsidiaries entered into a 364-day senior unsecured bridge credit agreement (the “Bridge Loan Facility”), among Actavis Capital, as borrower, Allergan plc, Warner Chilcott Limited, Actavis, Inc., Actavis Funding SCS, the lenders from time to time party thereto, JPMCB, as administrative agent and the other financial institutions party thereto. No amounts were borrowed under the Bridge Loan Facility and the commitments under the Bridge Loan Facility expired on March 17, 2015 upon the closing of the Allergan Acquisition.

Cash Bridge Loan Facility

On March 11, 2015, Allergan and certain of its subsidiaries entered into a 60-day senior unsecured bridge credit agreement (the “Cash Bridge Loan Facility”), among Actavis Capital, as borrower, Allergan plc, Warner Chilcott Limited, Actavis, Inc., Actavis Funding SCS, the lenders from time to time party thereto (the “Cash Bridge Lenders”), JPMCB, as administrative agent and the other financial institutions party thereto. Under the Cash Bridge Loan Facility, the Cash Bridge Lenders committed to provide, subject to certain conditions, unsecured bridge financing, of which $2.8 billion was drawn to finance the Allergan Acquisition on March 17, 2015. The outstanding balance of the Cash Bridge Loan Facility was repaid on April 9, 2015.

Borrowings under the Cash Bridge Loan Facility bore interest at our choice of a per annum rate equal to either (a) a base rate plus an applicable margin per annum varying from 0.00% per annum to 1.00% per annum, depending on the Debt Rating or (b) a Eurodollar rate, plus an applicable margin varying from 1.00% per annum to 2.00% per annum, depending on the Debt Rating.

Revolving Credit Facility

On December 17, 2014, Allergan plc and certain of its subsidiaries entered into a revolving credit loan and guaranty agreement (the “Revolver Agreement”) among Actavis Capital, as borrower, Allergan plc, Warner Chilcott Limited, Actavis, Inc., Actavis Funding SCS, the lenders from time to time party thereto (the “Revolving Lenders”), JPMCB as administrative agent, J.P. Morgan Europe Limited, as London agent, and the other financial institutions party thereto. Under the Revolver Agreement, the Revolving Lenders have committed to provide an unsecured revolving credit facility in an aggregate principal amount of up to $1.0 billion. The Revolver Agreement replaces Allergan plc’s existing $750.0 million second amended and restated Actavis revolving credit and guaranty agreement dated as of June 30, 2014 (the “Existing Revolver”) among Actavis Capital, Allergan plc, Warner Chilcott Limited, Actavis, Inc., Actavis Funding SCS, BofA, as administrative agent and the lenders from time to time party thereto. At closing, $600.0 million of loans were borrowed under the Revolver Agreement.

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

The obligations of Actavis Capital under the Revolver Agreement are guaranteed by Allergan plc, Warner Chilcott Limited, Actavis, Inc. and Actavis Funding SCS and will be guaranteed by any subsidiary of Allergan (other than Actavis Capital) that becomes a guarantor of third party indebtedness in an aggregate principal amount exceeding $350 million (unless, in the case of a foreign subsidiary, such guarantee would give rise to adverse tax consequences as reasonably determined by Allergan plc).

The Company is subject to, and as of December 31, 2015 was in compliance with, all financial and operational covenants under the terms of the Revolving Credit Facility. In the fourth quarter of 2015, the Company borrowed $800.0 million under the revolving credit facility to fund, in part, the Kythera Acquisition. At December 31, 2015, $200.0 million was outstanding and was paid in full in January 2016.  As of December 31, 2015, letters of credit outstanding were $28.8 million. The net availability under the Revolving Credit Facility was $771.2 million.

Long-term Obligations

The following table lists our enforceable and legally binding obligations as of December 31, 2015. Some of the amounts included herein are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligation we will actually pay in future periods may vary from those reflected in the table:

	Payments Due by Period (Including Interest on Debt)
($ in millions):	Total	2016	2017-2018	2019-2020	Thereafter
Long-term debt(1)	$42,603.6	$2,375.5	$11,094.9	$9,418.8	$19,714.4
Cash interest(1)	13,593.6	1,331.6	2,409.6	1,902.4	7,950.0
Contingent consideration liabilities(2)	901.7	110.7	376.7	241.4	172.9
Operating lease obligations(3)	190.6	29.9	51.3	38.6	70.8
Capital lease obligations(4)	4.1	0.3	0.6	0.6	2.6
R&D milestone obligations(5)	3,664.7	444.0	752.5	478.2	1,990.0
Other obligations and commitments(6)	870.9	223.2	577.1	27.7	42.9
Total(7)	$61,829.2	$4,515.2	$15,262.7	$12,107.7	$29,943.6

(1)

Amounts represent total minimum cash payments and anticipated interest payments, as applicable, assuming scheduled repayments under the Company’s existing notes. Amounts exclude fair value adjustments, discounts or premiums on outstanding debt obligations.

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

Other significant R&D milestone payments include the following maximum payments:

•	Amounts owed under the Merck Transaction of $535.0 million;
•	Amounts owed under the Naurex Transaction of $750.0 million;
•

Amounts related to acquired contracts in the Allergan Acquisition of $1,066.9 million, including amounts related to Molecular Partners of $340.0 million, Vicept Therapeutics Inc. of $150.0 million and amounts owed to LiRIS Biomedical, Inc. of $286.0 million

•	Amounts owed to Amgen, Inc. of up to $209.4 million;
•

Amounts owed to PregLem to develop and, if approved, market products under development in the United States and Canada, of $74.0 million relating to Esmya in the United States and Fibristal in Canada; and

•	Amounts owed to Medicines360 relating to LNG 20 in the United States and Canada of $47.5 million.

We also have potential sales-based milestones based on certain licensing agreements, which are not included in the table above as they are subject to the achievement of future results that are not reasonably estimable.

Milestone payment obligations are uncertain, including the prediction of timing and the occurrence of events triggering a future obligation, and are not reflected as liabilities in our consolidated balance sheet. Amounts in the table above do not include royalty obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to milestone obligations is not reasonably estimable.

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

For purposes of the table above, obligations for the purchase of goods or services are included only for purchase orders that are enforceable, legally binding and specify all significant terms including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the timing of the obligation. Our purchase orders are based on our current manufacturing needs and are typically fulfilled by our suppliers within a relatively short period. At December 31, 2015, we have open purchase orders that represent authorizations to purchase rather than binding agreements that are not included in the table above.

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

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting estimates that we believe are important to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition
•	Inventory Valuation
•	Product Rights and other Definite-Lived Intangible Assets
•	Goodwill and Intangible Assets with Indefinite-Lives
•	Allocation of Acquisition Fair Values to Assets Acquired and Liabilities Assumed
•	Income Taxes
•	Defined Benefit Plans
•	Contingent Consideration and Other Commitments

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and requires management’s best estimates of the underlying data in its application. There are also areas in which management’s judgment in selecting among available GAAP alternatives would not produce a materially different result.

Revenue Recognition

General

Revenue from product sales is recognized when title and risk of loss to the product transfers to the customer, which is based on the transaction shipping terms. Recognition of revenue also requires reasonable assurance of collection of sales proceeds, the seller’s price to the buyer to be fixed or determinable and the completion of all performance obligations. The Company warrants products against defects and for specific quality standards, permitting the return of products under certain circumstances. Product sales are recorded net of all sales-related deductions including, but not limited to: chargebacks, trade discounts, billback adjustments, sales returns and allowances, commercial and government rebates, customer loyalty programs and fee-for-service arrangements with certain distributors, which we refer to in the aggregate as “SRA” allowances.

Royalty and commission revenue is recognized as a component of net revenues in accordance with the terms of their respective contractual agreements when collectability is reasonably assured and when revenue can be reasonably measured.

Provisions for SRAs

As is customary in the pharmaceutical industry, our gross product sales are subject to a variety of deductions in arriving at reported net product sales. When the Company recognizes gross revenue from the sale of products, an estimate of SRA is recorded, which reduces the product revenues. Accounts receivable and/or accrued liabilities are also reduced and/or increased by the SRA amount depending on whether we have the right of offset with the customer. These provisions are estimated based on historical payment experience, historical relationship of the deductions to gross product revenues, government regulations, estimated utilization or redemption rates, estimated customer inventory levels and current contract sales terms. The estimation process used to determine our SRA provision has been applied on a consistent basis and no material revenue adjustments have been necessary in prior periods to increase or decrease our reserves for SRA as a result of a significant change in underlying estimates. The Company uses a variety of methods to assess the adequacy of the SRA reserves to ensure that our financial statements are fairly stated.

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

Rebates — Rebates include volume-related incentives to direct and indirect customers, third party managed care and Medicare Part D rebates, Medicaid rebates and other government rebates. Rebates are accrued based on an estimate of claims to be paid for product sold into trade by the Company. Volume rebates are generally offered to customers as an incentive to use the Company’s products and to encourage greater product sales. These rebate programs include contracted rebates based on customers’ purchases made during an applicable monthly, quarterly or annual period. The provision for third-party rebates is estimated based on our customers’ contracted rebate programs and the Company’s historical experience of rebates paid. Any significant changes to our customer rebate programs are considered in establishing the provision for rebates. The provisions for government rebates are based, in part, upon historical experience of claims submitted by the various states / authorities, contractual terms and government regulations. We monitor legislative changes to determine what impact such legislation may have on our provision.

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

Consistent with industry practice, the Company maintains a returns policy that allows customers to return product for a credit. In accordance with the Company’s policy, credits for customer returns of products are applied against outstanding account activity or are settled in cash. Product exchanges are not permitted. Customer returned products are generally not resalable. The Company’s estimate of the provision for returns is based upon historical experience and current trends of actual customer returns. Additionally, we consider other factors when estimating the current period returns provision, including levels of inventory in the distribution channel, as well as significant market changes that may impact future expected returns.

Pricing adjustments, which includes shelf stock adjustments, (and which primarily relate to our held for sale generics business) are credits issued to reflect price decreases in selling prices charged to the Company’s direct customers. Shelf stock adjustments are based upon the amount of product our customers have in their inventory at the time of an agreed-upon price reduction. The provision for shelf stock adjustments is based upon specific terms with the Company’s customers and includes estimates of existing customer inventory levels based upon their historical purchasing patterns. We regularly monitor all price changes to evaluate the Company’s reserve balances. The adequacy of these reserves is readily determinable as pricing adjustments and shelf stock adjustments are negotiated and settled on a customer-by-customer basis.

Promotional allowances are credits that are issued in connection with a product launch or as an incentive for customers to carry our product. The Company establishes a reserve for promotional allowances based upon contractual terms.

Billback adjustments (and which primarily relate to our held for sale generics business), are credits that are issued to certain customers who purchase directly from us as well as indirectly through a wholesaler. These credits are issued in the event there is a difference between the customer’s direct and indirect contract price. The provision for billbacks is estimated based upon historical purchasing patterns of qualified customers who purchase product directly from us and supplement their purchases indirectly through our wholesale customers.

Loyalty cards allow the end user patients a discount per prescription and are accrued based on historical experience, contract terms and the volume of product and cards in the distribution channel.

The following table summarizes the activity from continuing operations in the Company’s major categories of SRA ($ in millions):

	Chargebacks	Rebates	Return and Other Allowances	Cash Discounts	Total
Balance at December 31, 2012	$81.2	$30.8	$178.9	$9.3	$300.2
Add: Warner Chilcott Acquisition	5.6	255.5	121.3	5.5	387.9
Provision related to sales in 2013	214.5	330.2	86.5	42.9	674.1
Credits and payments	(279.5)	(326.6)	(183.6)	(48.5)	(838.2)
Balance at December 31, 2013	$21.8	$289.9	$203.1	$9.2	$524.0
Add: Forest Acquisition	27.9	425.0	94.3	9.8	557.0
Provision related to sales in 2014	442.9	1,562.8	154.4	155.7	2,315.8
Credits and payments	(464.6)	(1,268.9)	(191.0)	(155.0)	(2,079.5)
Balance at December 31, 2014	$28.0	$1,008.8	$260.8	$19.7	$1,317.3
Add: Allergan Acquisition	14.1	306.4	100.4	8.6	429.5
Provision related to sales in 2015	649.9	4,082.9	732.2	301.9	5,766.9
Credits and payments	(613.8)	(4,044.1)	(720.3)	(301.7)	(5,679.9)
Balance at December 31, 2015	$78.2	$1,354.0	$373.1	$28.5	$1,833.8

The following table summarizes the activity from discontinued operations in the Company’s major categories of SRA ($ in millions):

	Chargebacks	Rebates	Return and Other Allowances	Cash Discounts	Total
Balance at December 31, 2012	$130.3	$820.0	$170.6	$27.6	$1,148.5
Provision related to sales in 2013	2,125.5	2,008.9	817.6	158.8	5,110.8
Credits and payments	(2,031.2)	(2,057.0)	(573.4)	(147.9)	(4,809.5)
Balance at December 31, 2013	$224.6	$771.9	$414.8	$38.5	$1,449.8
Provision related to sales in 2014	4,148.8	1,761.1	705.0	195.0	6,809.9
Credits and payments	(3,836.5)	(1,795.2)	(768.5)	(192.5)	(6,592.7)
Balance at December 31, 2014	$536.9	$737.8	$351.3	$41.0	$1,667.0
Provision related to sales in 2015	5,907.2	1,944.7	657.0	251.0	8,759.9
Credits and payments	(5,825.1)	(1,961.1)	(685.2)	(235.4)	(8,706.8)
Balance at December 31, 2015	$619.0	$721.4	$323.1	$56.6	$1,720.1

The following table summarizes the balance sheet classification of our SRA reserves ($ in millions):

	As of December 31,
	2015	2014
Accounts receivable	$263.8	$162.4
Accounts payable and accrued expenses	1,570.0	1,154.9
	$1,833.8	$1,317.3

The following table summarizes the balance sheet classification of our SRA reserves relating to the generics business being divested to Teva ($ in millions):

	As of December 31,
	2015	2014
Current assets held for sale	$1,306.6	$1,269.6
Current liabilities held for sale	413.5	397.4
	$1,720.1	$1,667.0

During the year ended December 31, 2015, the Company lowered SRA balances relating to the valuation of assets and liabilities acquired as part of the Forest Acquisition measurement period adjustments by $53.2 million, with an offset to goodwill ($33.2 million) and deferred tax liabilities ($20.0 million).

The provisions recorded to reduce gross product sales to net product sales were as follows ($ in millions):

Years Ended December 31,	Gross Product Sales	Chargebacks	Rebates	Return and Other Allowances	Cash Discounts	Net Product Sales	Gross-to-net Percentages
2013	$3,212.2	$214.5	$330.2	$86.5	$42.9	$2,538.1	79.0%
2014	$8,987.3	$442.9	$1,562.8	$154.4	$155.7	$6,671.5	74.2%
2015	$20,653.9	$649.9	$4,082.9	$732.2	$301.9	$14,887.0	72.1%

The movement in the percentage of provisions to gross sales is a result of changes in product mix, competition and channels of distribution. In the year ended December 31, 2015, the Company’s increased sales of acquired eye care products and acquired Forest products lowered the provision percentage.

The Company does not expect future payments of SRA reserves to materially exceed our current estimates. However, if future SRA payments were to materially exceed our estimates, such adjustments may have a material adverse impact on our financial position, results of operations and cash flows.

Inventory Valuation

Inventories consist of finished goods held for distribution, raw materials and work in process. Inventory includes brand pharmaceutical products which represents FDA approved indications. Inventory valuation reserves are established based on a number of factors/situations including, but not limited to, raw materials, work in process or finished goods not meeting product specifications, product obsolescence, or application of the lower of cost (first-in, first-out method) or market (net realizable value) concepts. The determination of events requiring the establishment of inventory valuation reserves, together with the calculation of the amount of such reserves may require judgment. Assumptions utilized in our quantification of inventory reserves include, but are not limited to, estimates of future product demand, consideration of current and future market conditions, product net selling price, anticipated product launch dates, potential product obsolescence and other events relating to special circumstances surrounding certain products. No material adjustments have been required to our inventory reserve estimates for the periods presented. Adverse changes in assumptions utilized in our inventory reserve calculations could result in an increase to our inventory valuation reserves and higher cost of sales.

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

Product rights and other definite-lived intangible assets are tested periodically for impairment when events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. The impairment testing involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows. In the event the carrying value of the asset exceeds the undiscounted future cash flows, the carrying value is considered not recoverable and an impairment exists. An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using discounted future cash flows. The computed impairment loss is recognized in net (loss) / income in the period that the impairment occurs. Assets which are not impaired may require an adjustment to the remaining useful lives for which to amortize the asset. Our projections of discounted cash flows use a discount rate determined by our management to be commensurate with the risk inherent in our business model. Our estimates of future cash flows attributable to our other definite-lived intangible assets require significant judgment based on our historical and anticipated results and are subject to many factors. Different assumptions and judgments could materially affect the calculation of the fair value of the other definite-lived intangible assets which could trigger impairment.

Goodwill and Intangible Assets with Indefinite Lives

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

Acquired IPR&D intangible assets represent the value assigned to acquired research and development projects that, as of the date acquired, represent the right to develop, use, sell and/or offer for sale a product or other intellectual property that the Company has acquired with respect to products and/or processes that have not been completed or approved. The IPR&D intangible assets are subject to impairment testing until completion or abandonment of each project. Upon abandonment, the assets are impaired. Impairment testing requires the development of significant estimates and assumptions involving the determination of estimated net cash flows for each year for each project or product (including net revenues, cost of sales, R&D costs, selling and marketing costs and other costs which may be allocated), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the potential regulatory and commercial success risks, and competitive trends impacting the asset and each cash flow stream as well as other factors. The major risks and uncertainties associated with the timely and successful completion of the IPR&D projects include legal risk, market risk and regulatory risk. Changes in these assumptions could result in future impairment charges. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change or the timely completion of each project to commercial success will occur. For these and other reasons, actual results may vary significantly from estimated results.

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

During the year ended December 31, 2015, the Company recorded a $197.6 million impairment related to IPR&D for select projects as the Company revised its sales forecast of certain assets as well as the timing of the launch of certain projects in connection with the Company’s annual review.  In addition, during the year ended December 31, 2015, the Company made the decision to abandon a select IPR&D asset (acquired in connection with the Allergan Acquisition) based on  review of research studies, resulting in an impairment of the full asset value of $300.0 million.  In-process research and development impairments for the year ended December 31, 2014 primarily included an impairment charge of $165.5 million related to the abandonment of certain R&D projects, an impairment charge of $193.0 million related to acquired IPR&D due to the FDA communications relating to Actavis’ NDA for the fixed-dose combination of nebivolol and valsartan for the treatment of hypertension and the abandonment of a select dermatology project of $32.0 million.

During the 2013 integration of the Actavis Group with the legacy Watson business, the Company reorganized its organizational structure and management performance reporting, which was then further reorganized. In 2013, the reporting units within our then current Actavis Pharma operating segment were organized as follows: Americas (The United States of America (“U.S.”), Canada and Latin America), Europe (Europe, Russia, Commonwealth of Independent States (“CIS”), and Turkey), and MEAAP (Middle East, Africa, Australia, and Asia Pacific). These reporting units combined the Watson and Actavis Group businesses. The combination of the Watson and the Actavis Group business and net assets in the European reporting unit, combined with other market factors, led to the impairment of the goodwill associated with this reporting unit in the second quarter of 2013 included as a component of discontinued operations.

During the second quarter of 2013, concurrent with the availability of discrete financial information for the then new reporting units, we completed an extensive review of our operating businesses included within discontinued operations, including exploring options for addressing overall profitability of seven Western European commercial operations consisting of, among other things, restructuring their operations, refocusing their activities on specific sub-markets, as well as potential divestitures of such businesses to other third parties. The potential impact of these conditions were considered in our projections when determining the indicated fair value of our reporting units for the impairment tests that were performed during the second quarter of 2013. Upon completion of step one of the impairment analysis for each of our reporting units, it was concluded that the fair value of the then current Actavis Pharma — Europe reporting unit was below its carrying value including goodwill. This was primarily related to the integration of our Arrow Group with the Actavis Group in Europe. The fair value of our reporting units was estimated based on a discounted cash flow model using management’s business plans and projections as the basis for expected future cash flows for approximately five years and residual growth rates ranging from 2% to 4% thereafter. Management believes that the assumptions it used for the impairment tests performed were consistent with those that would be utilized by a market participant in performing similar valuations of our then current reporting units. A separate discount rate was utilized for each reporting unit that was derived from published sources and, on a weighted average basis, a discount rate of 8% was utilized using our weighted average cost of capital, which considered the overall inherent risk of the reporting unit and the rate of return a market participant would expect. As a result of completing step two of our impairment analysis, we recorded an impairment within discontinued operations of the Actavis Pharma — Europe reporting unit of $647.5 million, representing primarily all the goodwill allocated to this reporting unit, in the year ended December 31, 2013.

Allocation of Acquisition Fair Values to Assets Acquired and Liabilities Assumed

We account for acquired businesses using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. The consolidated financial statements and results of operations reflect an acquired business after the completion of the acquisition. The fair value of the consideration paid, including contingent consideration, is assigned to the underlying net assets of the acquired business based on their respective fair values as determined using a market participant concept. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

The most material line items impacted by the allocation of acquisition fair values are:

•

Intangible assets (including IPR&D assets upon successful completion of the project and approval of the product) which are amortized to amortization expense over the expected life of the asset. Significant judgments are used in determining the estimated fair values assigned to the assets acquired and liabilities assumed and in determining estimates of useful lives of long-lived assets. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future net cash flows, estimates of appropriate discount rates used to present value expected future net cash flow streams, the timing of approvals for IPR&D projects and the timing of related product launch dates, the assessment of each asset’s life cycle, the impact of competitive trends on each asset’s life cycle and other factors. These judgments can materially impact the estimates used to allocate acquisition date fair values to assets acquired and liabilities assumed and the future useful lives. For these and other reasons, actual results may vary significantly from estimated results.

•

Fixed asset valuations which are depreciated over the expected life of the asset. Significant judgments are used in determining the estimated fair values assigned to the assets acquired and in determining estimates of useful lives of long-lived assets. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future net cash flows, estimates of appropriate discount rates and intended uses of the assets.

•	Inventory is recorded at fair market value factoring in selling price and costs to dispose. Inventory acquired is typically valued higher than replacement cost.

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

Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first financial reporting period in which that threshold is no longer met. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within the consolidated statements of operations as income tax expense.

Defined Benefit Plans

The Company recognizes the overfunded or underfunded status of each of its defined benefit plans as an asset or liability on its consolidated balance sheets. The obligations are generally measured at the actuarial present value of all benefits attributable to employee service rendered, as provided by the applicable benefit formula. The estimates of the obligation and related expense of these plans recorded in the financial statements are based on certain assumptions. The most significant assumptions relate to discount rate and expected return on plan assets. Other assumptions used may include employee demographic factors such as compensation rate increases, retirement patterns, expected employee turnover and participant mortality rates. The difference between these assumptions and actual experience results in the recognition of an asset or liability based upon a net actuarial (gain) / loss. If the total net actuarial (gain) / loss included in accumulated other comprehensive income/ (loss) exceeds a threshold of 10% of the greater of the projected benefit obligation or the market related value of plan assets, it is subject to amortization and recorded as a component of net periodic pension cost over the average remaining service lives of the employees participating in the pension plan. Net periodic benefit costs are recognized in the consolidated statement of operations.

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

We are involved in various legal proceedings in the normal course of our business, including product liability litigation, intellectual property litigation, employment litigation and other litigation. We record reserves related to these legal matters when losses related to such litigation or contingencies are both probable and reasonably estimable. Refer to “NOTE 25 — Commitment and Contingencies” in the accompanying “Notes to the Consolidated Financial Statements” in this document for a description of our significant current legal proceedings.

RECENT ACCOUNTING PRONOUNCEMENTS

On May 28, 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), with an effective date for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, for public business entities, certain not-for-profit entities, and certain employee benefit plans. The effective date for ASU 2014-09 was deferred by one year through the issuance of ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the impact, if any, the pronouncement will have on both historical and future financial positions and results of operations.

In January 2015, the FASB issued ASU No. 2015-01 “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20).”  to eliminate the concept of extraordinary items. As a result, an entity will no longer (i) segregate an extraordinary item for the results of ordinary operations; (ii) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (iii) disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, the ASU does not affect the reporting and disclosure requirements for an event that is unusual in nature or that occurs infrequently. The guidance is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. The adoption of this guidance is not anticipated to have a material impact on the Company’s financial position or results of operations.

In April 2015, the FASB issued guidance which changes the classification of debt issuance costs from being an asset on the balance sheet to netting the costs against the carrying value of the debt. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The impact of the adoption of this guidance will decrease “prepaid expenses and other current assets” and “current portion of long-term debt and capital leases” by $36.3 million as well as “investments and other assets” and “long-term debt and capital leases” by $159.5 million.

In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement: Topic 820 Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent).”  The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this guidance is not anticipated to have a material impact on the Company’s financial position or results of operations.

In July 2015, the FASB issued ASU No. 2015-12 “Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pensions Plans (Topic 962) and Health and Welfare Benefit Plans (Topic 965).” GAAP requires plans to disclose (i) individual investments that represent five percent or more of net assets available for benefits and (ii) the net appreciation or depreciation for investments by general type. Stakeholders said that while less costly to prepare, those disclosures do not provide decision-useful information. The amendments in this update will eliminate those requirements for both participant-directed investments and nonparticipant-directed investments. Plan investments need to be disaggregated only by general type within the statement of net assets available for benefits or within the footnotes and no longer required to provide the disclosures by investment class. The net appreciation or depreciation in investments for the period still will be required to be presented in the aggregate, but will no longer be required to be disaggregated and disclosed by general type. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The adoption of this guidance is not anticipated to have a material impact on the Company’s financial position or results of operations.

On September 25, 2015, the FASB issued Accounting Standards Update 2015-16 (ASU 2015-16), which changes the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that measurement period adjustments be recognized in the reporting period in which the adjustment amount is determined. This includes the cumulative impact of measurement period adjustments on current and prior periods. The cumulative adjustment would be reflected within the respective financial statement line items affected.  The guidance is effective for fiscal years beginning after December 15, 2015. The adoption of this guidance is not anticipated to have a material impact on the Company’s financial position or results of operations.

In November 2015, the FASB ASU No. 2015-17 “Income Taxes (Topic 704): Balance Sheet Classification of Deferred Taxes.” The amendments require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The Company has elected to adopt this guidance in the year ended December 31, 2015 and prior balance sheets were not retrospectively adjusted.  The total current deferred tax assets of $500.3 million included in current deferred tax assets and assets held for sale and current deferred tax liabilities of $47.3 million included in deferred tax liabilities and current liabilities held for sale were not reclassified in 2014.

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

Investment Risk

As of December 31, 2015, our total investments in marketable and equity securities of other companies, including equity method investments were $121.5 million (included in marketable securities and investments and other assets). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.

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

Floating Rate Debt

At December 31, 2015, borrowings outstanding under the floating rate notes and term loan indebtedness were $9,756.2 million. Assuming a one percent increase in the applicable interest rate, annual interest expense would increase by approximately $97.6 million over the next twelve months.

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

We use foreign currency option contracts, which provide for the sale or purchase of foreign currencies, if exercised, to economically hedge the currency exchange risks associated with probable but not firmly committed transactions that arise in the normal course of our business. Probable but not firmly committed transactions are comprised primarily of sales of products and purchases of raw material in currencies other than the U.S. dollar. The foreign currency option contracts, which were held during the course of the year, are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in the Canadian dollar, Mexican peso, Australian dollar, Brazilian real, euro, Korean won, Turkish lira, Polish zloty, Swiss franc, Russian ruble, Swedish krona, South African rand and Japanese yen. While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying exposures.

Net foreign currency gains and losses did not have a material effect on the Company’s results of operations for the years ended December 31, 2015, 2014 or 2013, respectively.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2015. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2015.

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based on criteria set forth in Internal Control — Integrated Framework (2013) issued by Committee of Sponsoring Organizations. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

On March 17, 2015, the Company completed the Allergan Acquisition.  We excluded Allergan, Inc. from our assessment of internal control over financial reporting as of December 31, 2015 because it was acquired by the Company in a business purchase combination during 2015. Allergan, Inc. is a wholly owned subsidiary of the Company, whose total assets represent approximately 2.5% of total assets and whose net revenues represent approximately 29.1% of net revenues (which is comprised of net revenues and net revenues from discontinued operations)  as of and for the year ended December 31, 2015.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting, during the fiscal quarter ended December 31, 2015, that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information concerning directors of Allergan required under this Item is incorporated herein by reference to the “Board of Directors and Committees” section of our definitive proxy statement, to be filed pursuant to Regulation 14A, related to our 2016 Annual Meeting of Shareholders to be held on or about May 5, 2016 (our “2016 Proxy Statement”).

The information concerning our Audit Committee and the independence of its members required by this Item, along with information about the financial expert(s) serving on the Audit Committee, is incorporated by reference to “The Audit Committee” section of our 2016 Proxy Statement.

The information concerning our Executive Officers of the Registrant is incorporated by reference to “Executive Officers of the Registrant” section of our 2016 Proxy Statement.

Section 16(a) Compliance

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2016 Proxy Statement.

Code of Ethics

We have adopted a Code of Conduct that applies to our employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Conduct is posted on our Internet website at www.Allergan.com. Any person may request a copy of our Code of Conduct by contacting us at our administrative address: Morris Corporate Center III, 400 Interpace Parkway, Parsippany, NJ 07054, Attn: Secretary. Any amendments to or waivers from the Code of Conduct will be posted on our website at www.Allergan.com under the caption “Corporate Governance” within the Investors section of our website.

ITEM 11.	EXECUTIVE COMPENSATION

The information concerning executive and director compensation, and concerning our compensation committee and the compensation committee report for Allergan required under this Item is incorporated herein by reference to the “Compensation Discussion and Analysis” section of our 2016 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning security ownership of certain beneficial owners and management and related stockholder matters and the equity compensation plan information required under this Item is incorporated herein by reference to the “Beneficial Ownership of Stockholders, Directors and Executive Officers” and “Equity Compensation Plan Information as of December 31, 2015” sections of our 2016 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions, and director independence required under this Item is incorporated herein by reference to the “Certain Relationships and Related Transactions” and “Director Independence” sections of our 2016 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning principal accountant fees and services required under this Item is incorporated herein by reference to the “Audit Fees” section of our 2016 Proxy Statement.

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

Reference is hereby made to the Exhibit Index immediately following page F-119 Supplementary Data (Unaudited) of this Annual Report on Form 10-K.

SIGNATURES Registrant

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of February, 2016.

ALLERGAN plc

By:	/s/ Brenton L. Saunders
Brenton L. Saunders
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons and in the capacities indicated on the 26th day of February, 2016.

Signature	Title

/s/ Paul M. Bisaro	Executive Chairman, Director
Paul M. Bisaro

/s/ Brenton L. Saunders	Chief Executive Officer, President, Director
Brenton L. Saunders

/s/ Maria Teresa Hilado	Chief Financial Officer
Maria Teresa Hilado

/s/ James C. D'Arecca	Chief Accounting Officer
James C. D'Arecca

*	Director
Nesli Basgoz, M.D.

*	Director
James H. Bloem

*	Director
Christopher W. Bodine

*	Director
Christopher J. Coughlin

*	Director
Michael R. Gallagher

*	Director
Catherine M. Klema

*	Director
Peter J. McDonnell, M.D.

*	Director
Patrick J. O'Sullivan

*	Director
Ronald Taylor

*	Director
Fred Weiss

*By:	/s/ A. Robert D. Bailey
A. Robert D. Bailey
Attorney-in-fact

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of February, 2016.

WARNER CHILCOTT LIMITED

By:	/s/ A. Robert D. Bailey
A. Robert D. Bailey
Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons and in the capacities indicated on the 26th day of February, 2016.

Signature	Title

/s/ Claire Gilligan	President (Principal Executive Officer)
Claire Gilligan

/s/ Robert Whiteford	Vice President, Director of Finance and Assistant Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)
Robert Whiteford

/s/ A. Robert D. Bailey	Authorized Representative in the United States
A. Robert D. Bailey

/s/ Claire Gilligan	Director
Claire Gilligan

/s/ Robert Whiteford	Director
Robert Whiteford

/s/ Tony Hynds	Director
Tony Hynds

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Registrants and their subsidiaries are required to be included in Item 15:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Allergan plc

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Allergan plc and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 4 to the consolidated financial statements, the Company has changed the manner in which it classifies deferred income taxes in 2015.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Allergan, Inc. from its assessment of internal control over financial reporting as of December 31, 2015 because it was acquired by the Company in a purchase business combination during 2015.  We have also excluded Allergan, Inc.  from our audit of internal control over financial reporting. Allergan Inc. is a wholly-owned subsidiary whose total assets represent approximately 2.5% of the related consolidated financial statement amount and whose net revenues represent approximately 29.1% of the net revenues financial statement amount and the net revenues from discontinued operations, as of and for the year ended December 31, 2015.

/s/PricewaterhouseCoopers LLP

Florham Park, New Jersey

February 26, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Warner Chilcott Limited

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income/(loss), member’s equity and cash flows present fairly, in all material respects, the financial position of Warner Chilcott Limited and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the consolidated financial statements, the Company has changed the manner in which it classifies deferred taxes in 2015.

/s/ PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey

February 26, 2016

ALLERGAN PLC

CONSOLIDATED BALANCE SHEETS

(In millions, except par value and share data)

	December 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$1,096.0	$250.0
Marketable securities	9.3	1.0
Accounts receivable, net	2,401.6	1,112.3
Inventories	1,009.7	984.6
Prepaid expenses and other current assets	558.5	478.8
Current assets held for sale	3,540.3	3,806.9
Deferred tax assets	-	477.0
Total current assets	8,615.4	7,110.6
Property, plant and equipment, net	1,573.9	283.4
Investments and other assets	577.4	153.3
Non current assets held for sale	10,541.3	8,187.7
Deferred tax assets	49.5	34.7
Product rights and other intangibles	67,931.7	16,090.7
Goodwill	46,551.5	20,897.6
Total assets	$135,840.7	$52,758.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,349.5	$3,030.1
Income taxes payable	54.2	33.9
Current portion of long-term debt and capital leases	2,432.8	693.4
Current liabilities held for sale	1,491.8	1,449.1
Deferred tax liabilities	-	41.0
Total current liabilities	8,328.3	5,247.5

Long-term debt and capital leases	40,293.4	14,837.7
Other long-term liabilities	1,262.0	253.3
Long-term liabilities held for sale	580.1	540.7
Other taxes payable	801.9	789.5
Deferred tax liabilities	7,985.7	2,753.8
Total liabilities	59,251.4	24,422.5
Commitments and contingencies (Refer to Note 25)
Equity:
Preferred shares, $0.0001 par value per share, 5.1 million shares authorized, 5.1 million and zero shares issued and outstanding, respectively	4,929.7	-
Ordinary shares; $0.0001 par value per share; 1,000.0 million shares authorized, 394.5 million and 265.9 million shares issued and outstanding, respectively	-	-
Additional paid-in capital	68,508.3	28,994.7
Retained earnings / (accumulated deficit)	3,647.5	(198.2)
Accumulated other comprehensive (loss)	(494.1)	(465.4)
Total shareholders’ equity	76,591.4	28,331.1
Noncontrolling interest	(2.1)	4.4
Total equity	76,589.3	28,335.5
Total liabilities and equity	$135,840.7	$52,758.0

See accompanying Notes to Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
Net revenues	$15,071.0	$6,738.9	$2,602.5
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	4,810.4	3,453.6	1,644.7
Research and development	2,358.5	605.7	191.3
Selling and marketing	2,914.0	1,201.0	374.8
General and administrative	1,765.6	1,247.0	456.1
Amortization	5,453.4	1,945.5	303.8
In-process research and development impairments	511.6	424.3	-
Asset sales and impairments, net	272.0	305.7	1.0
Total operating expenses	18,085.5	9,182.8	2,971.7
Operating (loss)	(3,014.5)	(2,443.9)	(369.2)

Interest income	11.4	8.9	4.8
Interest expense	(1,193.3)	(411.8)	(239.8)
Other (expense) income, net	(233.8)	(27.3)	(18.6)
Total other income (expense), net	(1,415.7)	(430.2)	(253.6)
(Loss) before income taxes and noncontrolling interest	(4,430.2)	(2,874.1)	(622.8)
(Benefit) for income taxes	(1,561.9)	(467.0)	(155.3)
Net (loss) from continuing operations, net of tax	(2,868.3)	(2,407.1)	(467.5)
Income / (loss) from discontinued operations, net of tax	6,787.7	776.6	(282.9)
Net income / (loss)	3,919.4	(1,630.5)	(750.4)
(Income) attributable to noncontrolling interest	(4.2)	-	-
Net income / (loss) attributable to shareholders	3,915.2	(1,630.5)	(750.4)
Dividends on preferred shares	232.0	-	-
Net income / (loss) attributable to ordinary shareholders	$3,683.2	$(1,630.5)	$(750.4)

Income / (loss) per share attributable to ordinary shareholders - basic:
Continuing operations	$(8.44)	$(10.96)	$(3.29)
Discontinued operations	18.45	3.54	(1.98)
Net income / (loss) per share - basic	$10.01	$(7.42)	$(5.27)
Income / (loss) per share attributable to ordinary shareholders - diluted:
Continuing operations	$(8.44)	$(10.96)	$(3.29)
Discontinued operations	18.45	3.54	(1.98)
Net income / (loss) per share - diluted	$10.01	$(7.42)	$(5.27)

Weighted average shares outstanding:
Basic	367.8	219.7	142.3
Diluted	367.8	219.7	142.3

See accompanying Notes to Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

(In millions)

	Years Ended December 31,
	2015	2014	2013
Net income / (loss)	$3,919.4	$(1,630.5)	$(750.4)
Other comprehensive (loss) / income
Foreign currency translation (losses) / gains	(129.9)	(519.5)	48.4
Unrealized gains / (losses), net of tax	101.2	(36.4)	5.3
Reclassification for gains included in net income, net of tax	-	-	-
Total other comprehensive (loss) / income, net of tax	(28.7)	(555.9)	53.7
Comprehensive income / (loss)	3,890.7	(2,186.4)	(696.7)
Comprehensive (income) attributable to noncontrolling interest	(4.2)	-	-
Comprehensive income / (loss) attributable to ordinary shareholders	$3,886.5	$(2,186.4)	$(696.7)

See accompanying Notes to Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities:
Net income / (loss)	$3,919.4	$(1,630.5)	$(750.4)
Reconciliation to net cash provided by operating activities:
Depreciation	218.3	230.9	202.0
Amortization	5,777.0	2,597.5	842.7
Provision for inventory reserve	140.9	156.1	113.8
Share-based compensation	690.4	368.0	133.6
Deferred income tax benefit	(7,380.1)	(690.1)	(275.0)
In-process research and development impairments	511.6	424.3	4.9
Goodwill impairment	-	17.3	647.5
Loss on asset sales and impairments, net	334.4	143.1	55.9
Amortization of inventory step-up	1,192.9	985.8	267.0
Amortization of deferred financing costs	298.3	87.2	10.3
Accretion and contingent consideration	108.8	(71.2)	160.0
Excess tax benefit from stock-based compensation	(76.1)	(51.1)	(69.0)
Non-cash impact of debt extinguishment	-	(91.7)	-
Impact of assets held for sale	-	190.8	42.7
Other, net	66.4	8.5	(8.9)
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	(1,034.3)	(611.1)	19.1
Decrease / (increase) in inventories	(226.2)	(207.2)	(213.1)
Decrease / (increase) in prepaid expenses and other current assets	70.9	29.4	49.9
Increase / (decrease) in accounts payable and accrued expenses	142.5	394.6	7.8
Increase / (decrease) in income and other taxes payable	(87.8)	29.7	7.4
Increase / (decrease) in other assets and liabilities	(137.3)	(67.3)	(34.7)
Net cash provided by operating activities	4,530.0	2,243.0	1,213.5
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(454.9)	(238.6)	(177.9)
Additions to product rights and other intangibles	(154.7)	(36.1)	(130.0)
Additions to investments	(24.3)	(1.0)	2.9
Proceeds from sale of investments and other assets	883.0	453.7	37.7
Proceeds from sales of property, plant and equipment	140.1	13.7	7.1
Acquisitions of businesses, net of cash acquired	(37,510.1)	(5,562.3)	(15.1)
Net cash (used in) investing activities	(37,120.9)	(5,370.6)	(275.3)
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness	26,455.7	8,076.2	1,882.3
Proceeds from borrowings on credit facility and other	3,682.0	1,280.0	555.0
Debt issuance and other financing costs	(310.8)	(224.3)	(7.4)
Payments on debt, including capital lease obligations	(5,134.2)	(6,127.0)	(3,229.5)
Proceeds from issuance of preferred shares	4,929.7	-	-
Proceeds from issuance of ordinary shares	4,071.1	-	-
Proceeds from stock plans	230.0	105.9	37.6
Payments of contingent consideration	(230.1)	(14.3)	(4.3)
Repurchase of ordinary shares	(118.0)	(130.1)	(170.0)
Dividends	(208.1)	-	-
Excess tax benefit from stock-based compensation	76.1	51.1	69.0
Net cash provided by/(used in) financing activities	33,443.4	3,017.5	(867.3)
Effect of currency exchange rate changes on cash and cash equivalents	(6.5)	(5.9)	(23.9)
Movement in cash held for sale	-	37.0	(37.0)
Net increase in cash and cash equivalents	846.0	(79.0)	10.0
Cash and cash equivalents at beginning of period	250.0	329.0	319.0
Cash and cash equivalents at end of period	$1,096.0	$250.0	$329.0
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Income taxes, net of refunds	$377.6	$560.6	$380.1
Interest	$689.9	$316.8	$226.5
Schedule of Non-Cash Investing and Financing Activities:
Dividends accrued	$24.0	$-	$-
Non-cash equity issuance for the Acquisition of Allergan net assets	$34,687.2	$-	$-
Non-cash equity issuance for the Acquisition of Kythera net assets	$40.0	$-	$-
Non-cash equity issuance for the Acquisition of Forest net assets	$-	$20,590.5	$-
Non-cash equity issuance for the Acquisition of Warner Chilcott net assets	$-	$-	$5,654.4
Non-cash equity issuance for the Acquisition of Actavis Group net assets	$-	$-	$486.3

See accompanying Notes to Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

						Retained	Accumulated
					Additional	Earnings/	Other
	Ordinary Shares		Preferred Shares		Paid-in-	(Accumulated	Comprehensive	Treasury Shares
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Loss/Income)	Shares	Amount	Total
BALANCE, January 1, 2013	138.0	$0.4	-	$-	$1,956.7	$2,182.7	$36.8	(10.3)	$(342.8)	$3,833.8
Comprehensive income:
Net income (loss) attributable to shareholders	-	-	-	-	-	(750.4)	-	-	-	(750.4)
Other comprehensive income, net of tax	-	-	-	-	-	-	53.7	-	-	53.7
Total comprehensive income										(696.7)
Ordinary shares issued in connection with the Actavis acquisition	5.5	-	-	-	486.3	-	-	-	-	486.3
Ordinary shares issued in connection with the Warner Chilcott Acquisition (non-cash issuance)	40.4	-	-	-	5,833.9	-	-	-	-	5,833.9
Result of contribution of Actavis, Inc. to Allergan plc	(11.5)	(0.4)	-	-	(509.1)	-	-	11.5	509.5	-
Share-based compensation	-	-	-	-	132.1	-	-	-	-	132.1
Ordinary shares issued under employee stock plans	1.8	-	-	-	48.0	-	-	-	-	48.0
Tax benefits from exercise of options	-	-	-	-	69.0	-	-	-	-	69.0
Acquisition of noncontrolling interest	-	-	-	-	(4.3)	-	-	-	-	(4.3)
Repurchase of ordinary shares	-	-	-	-	-	-	-	(1.2)	(170.0)	(170.0)
BALANCE, December 31, 2013	174.2	$-	-	$-	$8,012.6	$1,432.3	$90.5	-	$(3.3)	$9,532.1
Comprehensive income:
Net income (loss) attributable to shareholders	-	-	-	-	-	(1,630.5)	-	-	-	(1,630.5)
Other comprehensive (loss), net of tax	-	-	-	-	-	-	(555.9)	-	-	(555.9)
Total comprehensive income			-	-						(2,186.4)
Share-based compensation	-	-	-	-	368.0	-	-	-	-	368.0
Issuance for the Forest Acquisition	90.9	-	-	-	20,590.5	-	-	-	-	20,590.5
Ordinary shares issued under employee stock plans	1.4	-	-	-	105.9	-	-	-	-	105.9
Tax benefits from exercise of options	-	-	-	-	51.1	-	-	-	-	51.1
Acquisition of noncontrolling interest	-	-	-	-	-	-	-	-	-	-
Repurchase of ordinary shares	(0.6)	-	-	-	(133.4)	-	-	-	3.3	(130.1)
BALANCE, December 31, 2014	265.9	$-	-	$-	$28,994.7	$(198.2)	$(465.4)	-	$-	$28,331.1
Comprehensive income:
Net income attributable to shareholders	-	-	-	-	-	3,915.2	-	-	-	3,915.2
Other comprehensive (loss), net of tax	-	-	-	-	-	-	(28.7)	-	-	(28.7)
Total comprehensive income										3,886.5
Share-based compensation	-	-	-	-	690.4	-	-	-	-	690.4
Issuance for the Allergan Acquisition	126.3	-		-	38,757.6	-	-	-	-	38,757.6
Issuance of Mandatory Convertible Preferred Shares	-	-	5.1	4,929.7	-	-	-	-	-	4,929.7
Issuance for the Kythera Acquisition		-	-	-	40.0	-	-	-	-	40.0
Ordinary shares issued under employee stock plans	2.7	-	-	-	230.0	-	-	-	-	230.0
Tax benefits from exercise of options	-	-	-	-	76.1	-	-	-	-	76.1
Acquisition of noncontrolling interest	-	-	-	-	-	-	-	-	-	-
Dividends declared	-	-	-	-	(162.5)	(69.5)	-	-	-	(232.0)
Repurchase of ordinary shares	(0.4)	-	-	-	(118.0)	-	-	-	-	(118.0)
BALANCE, December 31, 2015	394.5	$-	5.1	$4,929.7	$68,508.3	$3,647.5	$(494.1)	-	$-	$76,591.4

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$1,036.2	$244.3
Marketable securities	9.3	1.0
Accounts receivable, net	2,401.6	1,111.6
Receivable from Parents	457.3	269.8
Inventories	1,009.7	984.6
Prepaid expenses and other current assets	556.0	475.9
Current assets held for sale	3,540.3	3,806.9
Deferred tax assets	-	477.0
Total current assets	9,010.4	7,371.1
Property, plant and equipment, net	1,573.9	282.5
Investments and other assets	577.4	153.3
Non current assets held for sale	10,541.3	8,187.7
Deferred tax assets	49.5	34.7
Product rights and other intangibles	67,931.7	16,090.7
Goodwill	46,551.5	20,897.6
Total assets	$136,235.7	$53,017.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,295.4	$3,027.0
Payables to Parents	1,466.8	521.1
Income taxes payable	54.2	33.9
Current portion of long-term debt and capital leases	2,432.8	693.4
Current liabilities held for sale	1,491.8	1,449.1
Deferred tax liabilities	-	41.0
Total current liabilities	9,741.0	5,765.5
Long-term debt and capital leases	40,293.4	14,837.7
Other long-term liabilities	1,262.0	253.4
Long-term liabilities held for sale	580.1	540.7
Other taxes payable	801.9	789.5
Deferred tax liabilities	7,985.7	2,753.8
Total liabilities	60,664.1	24,940.6
Commitments and contingencies
Equity:
Member's capital	72,935.1	29,455.9
Retained earnings / (accumulated deficit)	3,132.7	(917.9)
Accumulated other comprehensive (loss)	(494.1)	(465.4)
Total members’ equity	75,573.7	28,072.6
Noncontrolling interest	(2.1)	4.4
Total equity	75,571.6	28,077.0
Total liabilities and equity	$136,235.7	$53,017.6

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Years Ended December 31,
	2015	2014	2013
Net revenues	$15,071.0	$6,738.9	$2,602.5
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	4,810.4	3,453.6	1,644.7
Research and development	2,358.5	605.7	191.3
Selling and marketing	2,914.0	1,201.0	374.8
General and administrative	1,630.2	1,177.0	431.7
Amortization	5,453.4	1,945.5	303.8
In-process research and development impairments	511.6	424.3	-
Asset sales and impairments, net	272.0	305.7	1.0
Total operating expenses	17,950.1	9,112.8	2,947.3
Operating (loss)	(2,879.1)	(2,373.9)	(344.8)
Non-operating income (expense):
Interest income	11.4	8.9	4.8
Interest expense	(1,193.3)	(411.8)	(239.8)
Other income (expense), net	(233.8)	(27.3)	(18.6)
Total other income (expense), net	(1,415.7)	(430.2)	(253.6)
(Loss) before income taxes and noncontrolling interest	(4,294.8)	(2,804.1)	(598.4)
(Benefit) for income taxes	(1,561.9)	(467.0)	(156.2)
Net (loss) from continuing operations, net of tax	(2,732.9)	(2,337.1)	(442.2)
Income from discontinued operations, net of tax	6,787.7	776.6	(282.3)
Net income / (loss)	4,054.8	(1,560.5)	(724.5)
(Income) attributable to noncontrolling interest	(4.2)	-	-
Net income / (loss) attributable to members	$4,050.6	$(1,560.5)	$(724.5)

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME

(In millions)

	Years Ended December 31,
	2015	2014	2013
Net income / (loss)	$4,054.8	$(1,560.5)	$(724.5)
Other comprehensive (loss) / income
Foreign currency translation (losses) / gains	(129.9)	(519.5)	48.4
Unrealized gains / (losses), net of tax	101.2	(36.4)	5.3
Reclassification for gains included in net income, net of tax	-	-	-
Total other comprehensive (loss) / income, net of tax	(28.7)	(555.9)	53.7
Comprehensive income / (loss)	4,026.1	(2,116.4)	(670.8)
Comprehensive (income) attributable to noncontrolling interest	(4.2)	-	-
Comprehensive income / (loss) attributable to members	$4,021.9	$(2,116.4)	$(670.8)

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities:
Net income / (loss)	$4,054.8	$(1,560.5)	$(724.5)
Reconciliation to net cash provided by operating activities:
Depreciation	218.3	230.9	202.0
Amortization	5,777.0	2,597.5	842.7
Provision for inventory reserve	140.9	156.1	113.8
Share-based compensation	690.4	368.0	133.6
Deferred income tax benefit	(7,380.1)	(690.1)	(275.0)
In-process research and development impairments	511.6	424.3	4.9
Goodwill impairment	-	17.3	647.5
Loss / (gain) on asset sales and impairments, net	334.4	143.1	55.9
Amortization of inventory step-up	1,192.9	985.8	267.0
Amortization of deferred financing costs	298.3	87.2	10.3
Accretion and contingent consideration	108.8	(71.2)	160.0
Excess tax benefit from stock-based compensation	-	-	(69.1)
Non-cash impact of debt extinguishment	-	(91.7)	-
Impact of assets held for sale	-	190.8	42.7
Other, net	66.4	8.5	(9.0)
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	(1,033.6)	(611.2)	19.3
Decrease / (increase) in inventories	(226.2)	(207.2)	(213.1)
Decrease / (increase) in prepaid expenses and other current assets	71.3	29.4	49.9
Increase / (decrease) in accounts payable and accrued expenses	193.5	387.6	3.9
Increase / (decrease) in income and other taxes payable	(87.8)	29.7	7.4
Increase / (decrease) in other assets and liabilities, including receivable / payable with Parents	(266.9)	(154.6)	(63.0)
Net cash provided by operating activities	4,664.0	2,269.7	1,207.2
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(454.9)	(238.6)	(177.9)
Additions to product rights and other intangibles	(154.7)	(36.1)	(130.0)
Additions to investments	(24.3)	(1.0)	-
Proceeds from the sale of investments and other assets	883.0	453.7	40.6
Proceeds from sales of property, plant and equipment	140.1	13.7	7.1
Acquisitions of businesses, net of cash acquired	(37,510.1)	(5,562.3)	(15.1)
Net cash (used in) investing activities	(37,120.9)	(5,370.6)	(275.3)
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness	26,455.7	8,076.2	1,882.3
Proceeds from borrowings on credit facility and other	3,682.0	1,280.0	555.0
Debt issuance and other financing costs	(310.8)	(224.3)	(7.4)
Payments on debt, including capital lease obligations	(5,134.2)	(6,127.0)	(3,229.5)
Proceeds from stock plan	-	-	44.0
Payments of contingent consideration	(230.1)	(14.3)	(4.3)
Repurchase of ordinary shares	-	-	(165.4)
Acquisition of noncontrolling interest	-	-	(10.4)
Excess tax benefit from stock-based compensation	-	-	69.2
Dividend to Parent	(208.1)	-	-
Contribution from Parent	9,000.8	-	-
Net cash provided by/(used in) financing activities	33,255.3	2,990.6	(866.5)
Effect of currency exchange rate changes on cash and cash equivalents	(6.5)	(5.9)	(23.9)
Movement in cash held for sale	-	37.0	(37.0)
Net increase in cash and cash equivalents	791.9	(79.2)	4.5
Cash and cash equivalents at beginning of period	244.3	323.5	319.0
Cash and cash equivalents at end of period	$1,036.2	$244.3	$323.5

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY

(In millions, except share data)

	Member's Capital
	Shares	Amount	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive (Loss/Income)	Total
BALANCE, January 1, 2013	100.0	$1,614.3	$2,182.7	$36.8	$3,833.8
Comprehensive income:
Net (loss) attributable to members	-	-	(724.5)	-	(724.5)
Other comprehensive income, net of tax	-	-	-	53.7	53.7
Total comprehensive income					(670.8)
Ordinary shares issued in connection with the Actavis Acquisition	-	486.3	-	-	486.3
Ordinary shares issued in connection with the Warner Chilcott Acquisition	-	5,833.9	-	-	5,833.9
Share-based compensation	-	119.6	-	-	119.6
Acquisition of noncontrolling interest	-	(4.3)	-	-	(4.3)
BALANCE, December 31, 2013	100.0	$8,049.8	$1,458.2	$90.5	$9,598.5
Comprehensive income:
Net (loss) attributable to members	-	-	(1,560.5)	-	(1,560.5)
Other comprehensive (loss), net of tax	-	-	-	(555.9)	(555.9)
Total comprehensive income					(2,116.4)
Contribution from Parent	-	21,406.1	-	-	21,406.1
Dividend to Parent	-	-	(815.6)	-	(815.6)
BALANCE, December 31, 2014	100.0	$29,455.9	$(917.9)	$(465.4)	$28,072.6
Comprehensive income:
Net income attributable to members	-	-	4,050.6	-	4,050.6
Other comprehensive (loss), net of tax	-	-	-	(28.7)	(28.7)
Total comprehensive income					4,021.9
Contribution from Parent	-	43,687.3	-	-	43,687.3
Dividend to Parent	-	(208.1)	-	-	(208.1)
BALANCE, December 31, 2015	100.0	$72,935.1	$3,132.7	$(494.1)	$75,573.7

See accompanying Notes to Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Description of Business

Allergan plc (formerly Actavis plc) is a global specialty pharmaceutical company engaged in the development, manufacturing, marketing, and distribution of brand name pharmaceutical products (“brand”, “branded” or “specialty brand”), medical aesthetics, biosimilar and over-the-counter (“OTC”) pharmaceutical products. The Company has operations in more than 100 countries. Warner Chilcott Limited is an indirect wholly-owned subsidiary of Allergan plc and has the same principal business activities. As a result of the Allergan Acquisition (defined below) which closed on March 17, 2015, the Company expanded its franchises to include ophthalmology, neurosciences and medical aesthetics/dermatology/plastic surgery, which complements the Company’s existing central nervous system, gastroenterology, women’s health and urology franchises. The combined company benefits significantly from Allergan, Inc.’s (“Legacy Allergan”) global brand equity and consumer awareness of key products, including Botox® and Restasis®. The Allergan Acquisition expanded our presence and market and product reach across many international markets, with strengthened commercial positions across Canada, Europe, Southeast Asia and other high-value growth markets, including China, India, the Middle East and Latin America.  The U.S. remains our largest commercial market and represented more than half of total net revenues for each of 2015, 2014 and 2013.

The results of our discontinued operations includes the results of our generic product development, manufacturing and distribution of off-patent pharmaceutical products, established international brands marketed similar to generic products and out-license generic pharmaceutical products primarily in Europe through our Medis third-party business.

On July 26, 2015 we entered into a master purchase agreement (the “Teva Agreement”), under which Teva Pharmaceutical Industries Ltd. (“Teva”) agreed to acquire our global generic pharmaceuticals business and certain other assets (the “Teva Transaction”).  Under the Teva Agreement, upon the closing of the Teva Transaction, we will receive $33.75 billion in cash and 100.3 million Teva ordinary shares (or American Depository Shares with respect thereto), which approximates $6.75 billion in Teva stock using the then-current stock price at the time the Teva Transaction was announced, in exchange for which Teva will acquire our global generics business, including the United States (“U.S.”) and international generic commercial units, our third-party supplier Medis, our global generic manufacturing operations, our global generic research and development (“R&D”) unit, our international OTC commercial unit (excluding OTC eye care products) and some established international brands. The transaction is subject to customary closing conditions and is expected to close in the first quarter of 2016; however, it is possible that closing could slip beyond the end of the first quarter.  As a result of the transaction, and in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) number 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, the Company is accounting for the assets and liabilities to be divested as held for sale.  Further, the financial results of the business held for sale have been reclassified to discontinued operations for all periods presented in our consolidated financial statements.

On November 23, 2015, the Company announced that it entered into a definitive merger agreement (the “Pfizer Agreement”) under which Pfizer, Inc. (“Pfizer”), a global innovative biopharmaceutical company, and Allergan plc will merge in a stock and cash transaction (the “Pfizer Transaction”), which attributes a $160.0 billion enterprise valuation using the then-current stock price at the time the Pfizer Transaction was announced. Company shareholders will receive 11.3 shares of the combined company for each of their existing Allergan shares and Pfizer stockholders will receive in respect of each share of Pfizer common stock held by them, at their election and subject to certain proration procedures described in the Pfizer Agreement, either one combined company ordinary share or an amount in cash equal to the volume weighted average price per share of Pfizer common stock on the New York Stock Exchange (“NYSE”) on the trading day immediately preceding the date of the consummation of the Pfizer Transaction. The Pfizer Transaction is anticipated to close in the second half of 2016.

NOTE 2 — Formation of the Company

Allergan plc was incorporated in Ireland on May 16, 2013 as a private limited company and re-registered effective September 20, 2013 as a public limited company. It was established for the purpose of facilitating the business combination between Actavis, Inc. and Warner Chilcott plc (“Warner Chilcott”). On October 1, 2013, pursuant to the transaction agreement dated May 19, 2013 among Actavis, Inc., Warner Chilcott, the Company, Actavis Ireland Holding Limited, Actavis W.C. Holding LLC (now known as Actavis W.C. Holding Inc.) and Actavis W.C. Holding 2 LLC (now known as Actavis W.C. Holding 2 Inc.) (“MergerSub”), (i) the Company acquired Warner Chilcott (the “Warner Chilcott Acquisition”) pursuant to a scheme of arrangement under Section 201, and a capital reduction under Sections 72 and 74, of the Irish Companies Act of 1963 where each Warner Chilcott ordinary share was converted into 0.160 of an Allergan plc ordinary share (the “Company Ordinary Shares”), or $5,833.9 million in equity consideration, and (ii) MergerSub merged with and into Actavis, Inc., with Actavis, Inc. as the surviving corporation in the merger (the “Merger” and, together with the Warner Chilcott Acquisition, the “Transactions”). Following the consummation of the Transactions, Actavis, Inc. and Warner Chilcott became wholly-owned subsidiaries of Allergan plc. Each of Actavis, Inc.’s common shares was converted into one Company Ordinary Share. Effective October 1, 2013, through a series of related-party transactions, Allergan plc contributed its indirect subsidiaries, including Actavis, Inc. to Warner Chilcott Limited.

On March 17, 2015, the Company acquired Legacy Allergan for approximately $77.0 billion including outstanding indebtedness assumed of $2.2 billion, cash consideration of $40.1 billion and equity consideration of $34.7 billion, which includes outstanding equity awards (the “Allergan Acquisition”). Under the terms of the agreement, Legacy Allergan shareholders received 111.2 million of the Company’s ordinary shares, 7.0 million of the Company’s non-qualified stock options and 0.5 million of the Company’s share units.

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

References throughout to “we,” “our,” “us,” the “Company” or “Allergan” refer to financial information and transactions of Watson Pharmaceuticals, Inc. prior to January 23, 2013, Actavis, Inc. from January 23, 2013 until October 1, 2013 and Allergan plc and Warner Chilcott Limited subsequent to October 1, 2013.

References throughout to “Ordinary Shares” refer to Actavis, Inc.’s Class A common shares, par value $0.0033 per share, prior to the consummation of the Transactions and to Allergan plc’s ordinary shares, par value $0.0001 per share, since the consummation of the Transactions.

NOTE 3 — Reconciliation of Warner Chilcott Limited results to Allergan plc results

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

	December 31, 2015			December 31, 2014
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
Cash and cash equivalents	$1,096.0	$1,036.2	$59.8	$250.0	$244.3	$5.7
Accounts receivable, net	2,401.6	2,401.6	-	1,112.3	1,111.6	0.7
Prepaid expenses and other current assets	558.5	556.0	2.5	478.8	475.9	2.9
Property, plant and equipment, net	1,573.9	1,573.9	-	283.4	282.5	0.9
Accounts payable and accrued liabilities	4,349.5	4,295.4	54.1	3,030.1	3,027.0	3.1

	Year Ended December 31, 2015			Year Ended December 31, 2014			Year Ended December 31, 2013
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
General and administrative expenses	$1,765.6	$1,630.2	$135.4	$1,247.0	$1,177.0	$70.0	$456.1	$431.7	$24.4
Operating (loss)	(3,014.5)	(2,879.1)	(135.4)	(2,443.9)	(2,373.9)	(70.0)	(369.2)	(344.8)	(24.4)
(Loss) before income taxes and noncontrolling interest	(4,430.2)	(4,294.8)	(135.4)	(2,874.1)	(2,804.1)	(70.0)	(622.8)	(598.4)	(24.4)
(Benefit) for income taxes	(1,561.9)	(1,561.9)	-	(467.0)	(467.0)	-	(155.3)	(156.2)	0.9
Net (loss) from continuing operations, net of tax	(2,868.3)	(2,732.9)	(135.4)	(2,407.1)	(2,337.1)	(70.0)	(467.5)	(442.2)	(25.3)
Net income / (loss)	3,919.4	4,054.8	(135.4)	(1,630.5)	(1,560.5)	(70.0)	(750.4)	(724.5)	(25.9)
Net income / (loss) attributable to ordinary shareholders/members	3,683.2	4,050.6	(367.4)	(1,630.5)	(1,560.5)	(70.0)	(750.4)	(724.5)	(25.9)
Dividends on preferred stock	232.0	-	232.0	-	-	-	-	-	-

The difference between general and administrative expenses in the years ending December 31, 2015, 2014 and 2013 were due to corporate related expenses incurred at Allergan plc as well as non-recurring transaction costs incurred as part of the acquisitions of the Company, including Allergan, Forest (defined below) and Warner Chilcott. Movements in equity are due to historical differences in the results of operations of the companies and differences in equity awards.

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

Reclassifications

The Company has made certain reclassifications to prior period information to conform to the current period presentation, including the impact of the Teva Transaction.

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

Foreign Currency Translation

For most of the Company’s international operations, the local currency has been determined to be the functional currency. The results of its non-U.S. dollar based operations are translated to U.S. dollars at the average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing rate of exchange at the date of the equity transaction. Translation adjustments are reflected in stockholders’ equity and are included as a component of other comprehensive (loss) / income. The effects of revaluing non-functional currency assets and liabilities into the functional currency are recorded as general and administrative expenses in the consolidated statements of operations.

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

Inventories

Inventories consist of finished goods held for distribution, raw materials and work in process. Inventory includes brand pharmaceutical and medical aesthetic products which represent Food and Drug Administration (“FDA”) approved indications. Inventory valuation reserves are established based on a number of factors/situations including, but not limited to, raw materials, work in process or finished goods not meeting product specifications, product obsolescence, or application of the lower of cost (first-in, first-out method) or market (net realizable value) concepts. The determination of events requiring the establishment of inventory valuation reserves, together with the calculation of the amount of such reserves may require judgment. Assumptions utilized in our quantification of inventory reserves include, but are not limited to, estimates of future product demand, consideration of current and future market conditions, product net selling price, anticipated product launch dates, potential product obsolescence and other events relating to special circumstances surrounding certain products. No material adjustments have been required to our inventory reserve estimates for the periods presented. Adverse changes in assumptions utilized in our inventory reserve calculations could result in an increase to our inventory valuation reserves and higher cost of sales.

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

Depreciation expense is computed principally on the straight-line method, over the estimated useful lives of the related assets. The following table provides the range of estimated useful lives used for each asset type:

Computer software/hardware (including internally developed)	3-10 years
Machinery and equipment	3-15 years
Research and laboratory equipment	3-10 years
Furniture and fixtures	3-10 years
Buildings, improvements, leasehold improvements and other	4-50 years
Transportation equipment	3-20 years

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

Product rights and other definite-lived intangible assets are tested periodically for impairment when events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. The impairment testing involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows. In the event the carrying value of the asset exceeds the undiscounted future cash flows, the carrying value is considered not recoverable and an impairment exists. An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using discounted future cash flows. The computed impairment loss is recognized in net (loss) / income in the period that the impairment occurs. Assets which are not impaired may require an adjustment to the remaining useful lives for which to amortize the asset. Our projections of discounted cash flows use a discount rate determined by our management to be commensurate with the risk inherent in our business model. Our estimates of future cash flows attributable to our other definite-lived intangible assets require significant judgment based on our historical and anticipated results and are subject to many factors. Different assumptions and judgments could materially affect the calculation of the fair value of the other definite-lived intangible assets which could trigger impairment.

Goodwill and Intangible Assets with Indefinite Lives

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

Acquired IPR&D intangible assets represent the value assigned to acquired research and development projects that, as of the date acquired, represent the right to develop, use, sell and/or offer for sale a product or other intellectual property that the Company has acquired with respect to products and/or processes that have not been completed or approved. The IPR&D intangible assets are subject to impairment testing until completion or abandonment of each project. Upon abandonment, the assets are impaired. Impairment testing requires the development of significant estimates and assumptions involving the determination of estimated net cash flows for each year for each project or product (including net revenues, cost of sales, R&D costs, selling and marketing costs and other costs which may be allocated), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the potential regulatory and commercial success risks, and competitive trends impacting the asset and each cash flow stream as well as other factors. The major risks and uncertainties associated with the timely and successful completion of the IPR&D projects include legal risk, market risk and regulatory risk. Changes in these assumptions could result in future impairment charges. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change or the timely completion of each project to commercial success will occur. For these and other reasons, actual results may vary significantly from estimated results.

Upon successful completion of each project and approval of the product, we will make a separate determination of the useful life of the intangible, transfer the amount to currently marketed products (“CMP”) and amortization expense will be recorded over the estimated useful life.

Warranties

As a result of the Allergan Acquisition, the Company provides warranty programs for breast implant sales primarily in the United States, Europe and certain other countries. Management estimates the amount of potential future claims from these warranty programs based on actuarial analyses. Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value. The provision for warranty expense in the year ended December 31, 2015 was $4.5 million.  The liability is included in both current and long-term liabilities in the Company’s consolidated balance sheets and amounted to $7.6 million and $28.4 million, respectively, as of December 31, 2015. The U.S. programs include the ConfidencePlus® and ConfidencePlus® Premier warranty programs. The ConfidencePlus® program, which is limited to saline breast implants, currently provides lifetime product replacement and contralateral implant replacement. The ConfidencePlus® Premier program, which is standard for silicone gel implants and requires a low enrollment fee for saline breast implants, generally provides lifetime product replacement, $2,400 of financial assistance for saline breast implants and $3,500 of financial assistance for silicone gel breast implants for surgical procedures within ten years of implantation and contralateral implant replacement. The warranty programs in non-U.S. markets generally have similar terms and conditions to the U.S. programs. The Company does not warrant any level of aesthetic result and, as required by government regulation, makes extensive disclosures concerning the risks of the use of its products and breast implant surgery. Changes to actual warranty claims incurred and interest rates could have a material impact on the actuarial analysis and the Company’s estimated liabilities. A large majority of the product warranty liability arises from the U.S. warranty programs. The Company does not currently offer any similar warranty program on any other product.

Contingent Consideration

Contingent consideration is recorded at the acquisition date estimated fair value of the contingent payment for all applicable acquisitions. The fair value of the contingent consideration is remeasured at each reporting period with any adjustments in fair value included in our consolidated statement of operations. (Refer to “NOTE 24 — Fair Value Measurement” for additional details regarding the fair value of contingent consideration.)

Revenue Recognition

General

Revenue from product sales is recognized when title and risk of loss to the product transfers to the customer, which is based on the transaction shipping terms. Recognition of revenue also requires reasonable assurance of collection of sales proceeds, the seller’s price to the buyer to be fixed or determinable and the completion of all performance obligations. The Company warrants products against defects and for specific quality standards, permitting the return of products under certain circumstances. Product sales are recorded net of all sales-related deductions including, but not limited to: chargebacks, trade discounts, billback adjustments, sales returns and allowances, commercial and government rebates, customer loyalty programs and fee-for-service arrangements with certain distributors, which we refer to in the aggregate as “SRA” allowances.

Royalty and commission revenue is recognized as a component of net revenues in accordance with the terms of their respective contractual agreements when collectability is reasonably assured and when revenue can be reasonably measured.

Provisions for SRAs

As is customary in the pharmaceutical industry, our gross product sales are subject to a variety of deductions in arriving at reported net product sales. When the Company recognizes gross revenue from the sale of products, an estimate of SRA is recorded, which reduces the product revenues. Accounts receivable and/or accrued liabilities are also reduced and/or increased by the SRA amount depending on whether we have the right of offset with the customer. These provisions are estimated based on historical payment experience, historical relationship of the deductions to gross product revenues, government regulations, estimated utilization or redemption rates, estimated customer inventory levels and current contract sales terms. The estimation process used to determine our SRA provision has been applied on a consistent basis and no material revenue adjustments have been necessary in prior periods to increase or decrease our reserves for SRA as a result of a significant change in underlying estimates. The Company uses a variety of methods to assess the adequacy of the SRA reserves to ensure that our financial statements are fairly stated.

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

Consistent with industry practice, the Company maintains a returns policy that allows customers to return product for a credit. In accordance with the Company’s policy, credits for customer returns of products are applied against outstanding account activity or are settled in cash. Product exchanges are not permitted. Customer returned products are generally not resalable. The Company’s estimate of the provision for returns is based upon historical experience and current trends of actual customer returns. Additionally, we consider other factors when estimating the current period returns provision, including levels of inventory in the distribution channel, as well as significant market changes that may impact future expected returns.

Pricing adjustments, which includes shelf stock adjustments, (and which primarily relate to our held for sale generics business) are credits issued to reflect price decreases in selling prices charged to the Company’s direct customers. Shelf stock adjustments are based upon the amount of product our customers have in their inventory at the time of an agreed-upon price reduction. The provision for shelf stock adjustments is based upon specific terms with the Company’s customers and includes estimates of existing customer inventory levels based upon their historical purchasing patterns. We regularly monitor all price changes to evaluate the Company’s reserve balances. The adequacy of these reserves is readily determinable as pricing adjustments and shelf stock adjustments are negotiated and settled on a customer-by-customer basis.

Promotional allowances are credits that are issued in connection with a product launch or as an incentive for customers to carry our product. The Company establishes a reserve for promotional allowances based upon contractual terms.

Billback adjustments (and which primarily relate to our held for sale generics business), are credits that are issued to certain customers who purchase directly from us as well as indirectly through a wholesaler. These credits are issued in the event there is a difference between the customer’s direct and indirect contract price. The provision for billbacks is estimated based upon historical purchasing patterns of qualified customers who purchase product directly from us and supplement their purchases indirectly through our wholesale customers.

Loyalty cards allow the end user patients a discount per prescription and are accrued based on historical experience, contract terms and the volume of product and cards in the distribution channel.

The following table summarizes the activity from continuing operations in the Company’s major categories of SRA ($ in millions):

	Chargebacks	Rebates	Return and Other Allowances	Cash Discounts	Total
Balance at December 31, 2012	$81.2	$30.8	$178.9	$9.3	$300.2
Add: Warner Chilcott Acquisition	5.6	255.5	121.3	5.5	387.9
Provision related to sales in 2013	214.5	330.2	86.5	42.9	674.1
Credits and payments	(279.5)	(326.6)	(183.6)	(48.5)	(838.2)
Balance at December 31, 2013	$21.8	$289.9	$203.1	$9.2	$524.0
Add: Forest Acquisition	27.9	425.0	94.3	9.8	557.0
Provision related to sales in 2014	442.9	1,562.8	154.4	155.7	2,315.8
Credits and payments	(464.6)	(1,268.9)	(191.0)	(155.0)	(2,079.5)
Balance at December 31, 2014	$28.0	$1,008.8	$260.8	$19.7	$1,317.3
Add: Allergan Acquisition	14.1	306.4	100.4	8.6	429.5
Provision related to sales in 2015	649.9	4,082.9	732.2	301.9	5,766.9
Credits and payments	(613.8)	(4,044.1)	(720.3)	(301.7)	(5,679.9)
Balance at December 31, 2015	$78.2	$1,354.0	$373.1	$28.5	$1,833.8

The following table summarizes the activity from discontinued operations in the Company’s major categories of SRA ($ in millions):

	Chargebacks	Rebates	Return and Other Allowances	Cash Discounts	Total
Balance at December 31, 2012	$130.3	$820.0	$170.6	$27.6	$1,148.5
Provision related to sales in 2013	2,125.5	2,008.9	817.6	158.8	5,110.8
Credits and payments	(2,031.2)	(2,057.0)	(573.4)	(147.9)	(4,809.5)
Balance at December 31, 2013	$224.6	$771.9	$414.8	$38.5	$1,449.8
Provision related to sales in 2014	4,148.8	1,761.1	705.0	195.0	6,809.9
Credits and payments	(3,836.5)	(1,795.2)	(768.5)	(192.5)	(6,592.7)
Balance at December 31, 2014	$536.9	$737.8	$351.3	$41.0	$1,667.0
Provision related to sales in 2015	5,907.2	1,944.7	657.0	251.0	8,759.9
Credits and payments	(5,825.1)	(1,961.1)	(685.2)	(235.4)	(8,706.8)
Balance at December 31, 2015	$619.0	$721.4	$323.1	$56.6	$1,720.1

The following table summarizes the balance sheet classification of our SRA reserves ($ in millions):

	As of December 31,
	2015	2014
Accounts receivable	$263.8	$162.4
Accounts payable and accrued expenses	1,570.0	1,154.9
	$1,833.8	$1,317.3

The following table summarizes the balance sheet classification of our SRA reserves relating to the generics business being divested to Teva ($ in millions):

	As of December 31,
	2015	2014
Current assets held for sale	$1,306.6	$1,269.6
Current liabilities held for sale	413.5	397.4
	$1,720.1	$1,667.0

During the year ended December 31, 2015, the Company lowered SRA balances relating to the valuation of assets and liabilities acquired as part of the Forest Acquisition measurement period adjustments by $53.2 million, with an offset to goodwill ($33.2 million) and deferred tax liabilities ($20.0 million).

The provisions recorded to reduce gross product sales to net product sales were as follows ($ in millions):

Years Ended December 31,	Gross Product Sales	Chargebacks	Rebates	Return and Other Allowances	Cash Discounts	Net Product Sales	Gross-to-net Percentages
2013	$3,212.2	$214.5	$330.2	$86.5	$42.9	$2,538.1	79.0%
2014	$8,987.3	$442.9	$1,562.8	$154.4	$155.7	$6,671.5	74.2%
2015	$20,653.9	$649.9	$4,082.9	$732.2	$301.9	$14,887.0	72.1%

The movement in the percentage of provisions to gross sales is a result of changes in product mix, competition and channels of distribution. In the year ended December 31, 2015, the Company’s increased sales of acquired eye care products and acquired Forest products lowered the provision percentage.

The Company does not expect future payments of SRA reserves to materially exceed our current estimates. However, if future SRA payments were to materially exceed our estimates, such adjustments may have a material adverse impact on our financial position, results of operations and cash flows.

Branded Prescription Drug Fee

On July 28, 2014, the Internal Revenue Service (“IRS”) issued revised final rules and regulations for the Branded Prescription Drug Fee, an annual fee payable to the federal government based on an allocation of the Company’s market share for branded prescription and authorized generic drugs sold to certain government programs compared to that of the industry. The final rules accelerated the expense recognition criteria for the fee obligation from the year in which the fee is paid, to the year in which the market share used to allocate the fee is determined. This change required Allergan (and other industry participants) to recognize an additional year of expense in the third quarter of 2014 of $105.1 million, which is reflected in our 2014 selling and marketing expense.

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

R&D Activities

R&D activities are expensed as incurred and consist of self-funded R&D costs, the costs associated with work performed under collaborative R&D agreements, regulatory fees, and license and milestone payments, if any.

As of December 31, 2015, the Company is developing a number of branded products, some of which utilize novel drug delivery systems, through a combination of internal and collaborative programs including the following:

Product	Therapeutic Area	Indication	Expected Launch Year	Phase
Restasis MDPF	Eye Care	Dry Eye	2016	Registration
XEN45	Eye Care	Glaucoma	2017	III
Sarecycline	Dermatology	Severe Acne	2018	III
Esmya	Woman's healthcare	Uterine Fibroids	2018	III
Bimatoprost SR	Eye Care	Glaucoma	2018	III
Tavilermide	Eye Care	Dry Eye	2019	III
Relamorelin**	Gastrointestinal	Gastroparesis	2020	II
Ubrogepant	Neurology	Acute Migraine	2020	II
Abicipar	Eye Care	Age Related Macular Degeneration	2020	III
Rapastinel	Psychiatry	Depression	2021	II

** As part of our agreement with Rhythm Health, Inc.

We also have a number of products in development as part of our life-cycle management strategy for our existing product portfolio.

Allocation of Acquisition Fair Values to Assets Acquired and Liabilities Assumed

We account for acquired businesses using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. The consolidated financial statements and results of operations reflect an acquired business after the completion of the acquisition. The fair value of the consideration paid, including contingent consideration, is assigned to the underlying net assets of the acquired business based on their respective fair values as determined using a market participant concept. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

The most material line items impacted by the allocation of acquisition fair values are:

•

Intangible assets (including IPR&D assets upon successful completion of the project and approval of the product) which are amortized to amortization expense over the expected life of the asset. Significant judgments are used in determining the estimated fair values assigned to the assets acquired and liabilities assumed and in determining estimates of useful lives of long-lived assets. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future net cash flows, estimates of appropriate discount rates used to present value expected future net cash flow streams, the timing of approvals for IPR&D projects and the timing of related product launch dates, the assessment of each asset’s life cycle, the impact of competitive trends on each asset’s life cycle and other factors. These judgments can materially impact the estimates used to allocate acquisition date fair values to assets acquired and liabilities assumed and the future useful lives. For these and other reasons, actual results may vary significantly from estimated results.

•

Fixed asset valuations which are depreciated over the expected life of the asset. Significant judgments are used in determining the estimated fair values assigned to the assets acquired and in determining estimates of useful lives of long-lived assets. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future net cash flows, estimates of appropriate discount rates and intended uses of the assets.

•	Inventory is recorded at fair market value factoring in selling price and costs to dispose. Inventory acquired is typically valued higher than replacement cost.

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

Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first financial reporting period in which that threshold is no longer met. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within the consolidated statements of operations as income tax expense.

Comprehensive Income / (Loss)

Comprehensive income / (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders. Other comprehensive income / (loss) refers to revenues, expenses, gains and losses that are included in comprehensive income / (loss), but excluded from net income / (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s other comprehensive income / (loss) is comprised of unrealized gains / (losses) on certain holdings of publicly traded equity securities, investments in U.S. treasury and agency securities and actuarial gains/(losses), net of realized gains / (losses) included in net income / (loss), net of tax and foreign currency translation adjustments.

Earnings Per Share (“EPS”)

The Company accounts for EPS in accordance with ASC Topic 260, “Earnings Per Share” (“ASC 260”) and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. Basic EPS is computed by dividing net (loss) / income by the weighted average ordinary shares outstanding during a period. Diluted EPS is based on the treasury stock method and includes the effect from potential issuance of Ordinary Shares, such as shares issuable pursuant to the exercise of stock options and restricted stock units. Ordinary share equivalents have been excluded where their inclusion would be anti-dilutive.  The calculation for diluted EPS for discontinued operations is computed using the basis of continuing operations.

A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following ($ in millions, except per share amounts):

	Years Ended December 31,
	2015	2014	2013
Net income:
Net income/(loss) attributable to ordinary shareholders excluding income/(loss) from discontinued operations, net of tax	$(3,104.5)	$(2,407.1)	$(467.5)
Income / (loss) from discontinued operations, net of tax	6,787.7	776.6	(282.9)
Net income/(loss) attributable to ordinary shareholders	$3,683.2	$(1,630.5)	$(750.4)

Basic weighted average ordinary shares outstanding	367.8	219.7	142.3

Basic EPS:
Continuing operations	$(8.44)	$(10.96)	$(3.29)
Discontinued operations	$18.45	$3.54	$(1.98)
Net income / (loss) per share	$10.01	$(7.42)	$(5.27)

Diluted weighted average ordinary shares outstanding	367.8	219.7	142.3

Diluted EPS:
Continuing operations	$(8.44)	$(10.96)	$(3.29)
Discontinued operations	$18.45	$3.54	$(1.98)
Net income / (loss) per share	$10.01	$(7.42)	$(5.27)

Stock awards to purchase 5.2 million ordinary shares for the year ended December 31, 2015 were outstanding, but not included in the computation of diluted EPS, because the awards were anti-dilutive for continuing operations and as such the treatment for discontinued operations is also anti-dilutive. The weighted average impact of ordinary share equivalents of 13.6 million for the year ended December 31, 2015, which are anticipated to result from the mandatory conversion of the Company’s preferred shares were not included in the calculation of diluted EPS as their impact would be anti-dilutive.

Stock awards to purchase/acquire 3.0 million and 2.1 million ordinary shares for the year ended December 31, 2014 and 2013, respectively, were outstanding, but not included in the computation of diluted EPS, because the awards were anti-dilutive for continuing operations and as such the treatment for discontinued operations is also anti-dilutive.

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
•

Cash-settled awards recorded as a liability. These cash settled awards are based on pre-established earnings per share, total shareholder returns and cost savings targets and the fair value is marked-to-market each reporting period.

The Company recognizes share-based compensation expense for the granted awards over the applicable vesting period, net of estimated forfeitures. Estimates of anticipated vesting of awards are revised in future periods based on actual forfeiture rates and targets achieved. Such revisions may have a material impact on the results of operations.

Restructuring Costs

The Company records liabilities for costs associated with exit or disposal activities in the period in which the liability is incurred. In accordance with existing benefit arrangements, employee severance costs are accrued when the restructuring actions are probable and estimable. Costs for one-time termination benefits in which the employee is required to render service until termination in order to receive the benefits are recognized ratably over the future service period. The Company also incurs costs with contract terminations and costs of transferring products as part of restructuring activities. Refer to “NOTE 22 — Business Restructuring Charges” for more information.

Recent Accounting Pronouncements

On May 28, 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), with an effective date for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, for public business entities, certain not-for-profit entities, and certain employee benefit plans. The effective date for ASU 2014-09 was deferred by one year through the issuance of ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the impact, if any, the pronouncement will have on both historical and future financial positions and results of operations.

In January 2015, the FASB issued ASU No. 2015-01 “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20).”  to eliminate the concept of extraordinary items. As a result, an entity will no longer (i) segregate an extraordinary item for the results of ordinary operations; (ii) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (iii) disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, the ASU does not affect the reporting and disclosure requirements for an event that is unusual in nature or that occurs infrequently. The guidance is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. The adoption of this guidance is not anticipated to have a material impact on the Company’s financial position or results of operations.

In April 2015, the FASB issued guidance which changes the classification of debt issuance costs from being an asset on the balance sheet to netting the costs against the carrying value of the debt. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The impact of the adoption of this guidance will decrease “prepaid expenses and other current assets” and “current portion of long-term debt and capital leases” by $36.3 million as well as “investments and other assets” and “long-term debt and capital leases” by $159.5 million.

In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement: Topic 820 Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent).”  The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this guidance is not anticipated to have a material impact on the Company’s financial position or results of operations.

In July 2015, the FASB issued ASU No. 2015-12 “Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pensions Plans (Topic 962) and Health and Welfare Benefit Plans (Topic 965).” GAAP requires plans to disclose (i) individual investments that represent five percent or more of net assets available for benefits and (ii) the net appreciation or depreciation for investments by general type. Stakeholders said that while less costly to prepare, those disclosures do not provide decision-useful information. The amendments in this update will eliminate those requirements for both participant-directed investments and nonparticipant-directed investments. Plan investments need to be disaggregated only by general type within the statement of net assets available for benefits or within the footnotes and no longer required to provide the disclosures by investment class. The net appreciation or depreciation in investments for the period still will be required to be presented in the aggregate, but will no longer be required to be disaggregated and disclosed by general type. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The adoption of this guidance is not anticipated to have a material impact on the Company’s financial position or results of operations.

On September 25, 2015, the FASB issued Accounting Standards Update 2015-16 (ASU 2015-16), which changes the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that measurement period adjustments be recognized in the reporting period in which the adjustment amount is determined. This includes the cumulative impact of measurement period adjustments on current and prior periods. The cumulative adjustment would be reflected within the respective financial statement line items affected.  The adoption of this guidance is not anticipated to have a material impact on the Company’s financial position or results of operations.

In November 2015, the FASB ASU No. 2015-17 “Income Taxes (Topic 704): Balance Sheet Classification of Deferred Taxes.” The amendments require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The Company has elected to adopt this guidance in the year ended December 31, 2015 and prior balance sheets were not retrospectively adjusted.  The total current deferred tax assets of $500.3 million included in current deferred tax assets and assets held for sale and current deferred tax liabilities of $47.3 million included in deferred tax liabilities and current liabilities held for sale were not reclassified in 2014.

NOTE 5 — Business Development

During the years ended December 31, 2015, 2014 and 2013, the Company acquired material assets and businesses. The unaudited pro forma results of the businesses acquired that materially impacted the reported results of the Company are as follows ($ in millions except per share information):

	Year Ended December 31, 2015 (unaudited)
	As reported	Allergan Acquisition	Pro Forma
Net Revenue	$15,071.0	$1,523.0	$16,594.0
Net income attributable to ordinary shareholders	$3,683.2	$377.7	$4,060.9
Net income per share
Basic	$10.01		$10.32
Diluted	$10.01		$10.32

	Year Ended December 31, 2014 (unaudited)
	As reported	Allergan Acquisition	Forest Acquisition	Pro Forma
Net Revenue	$6,738.9	$7,225.4	$2,239.8	$16,204.1
Net (loss) / income attributable to ordinary shareholders	$(1,630.5)	$(3,067.8)	$146.1	$(4,552.2)
Net (loss) per share
Basic	$(7.42)			$(11.66)
Diluted	$(7.42)			$(11.66)

	Year Ended December 31, 2013 (unaudited)
	As reported	Forest Acquisition	Warner Chilcott Acquisition	Pro Forma
Net Revenue	$2,602.5	$3,876.8	$1,646.6	$8,125.9
Net (loss) / income attributable to ordinary shareholders	$(750.4)	$(2,261.4)	$518.2	$(2,493.6)
Net (loss) per share
Basic	$(5.27)			$(9.51)
Diluted	$(5.27)			$(9.51)

2015 Significant Business Developments

During 2015, the following business development transactions impacted our results of operations and will continue to have an impact on our future results of operations.

Acquisitions

AqueSys

On October 16, 2015, the Company acquired AqueSys, Inc. (“AqueSys”), a private, clinical-stage medical device company focused on developing ocular implants that reduce intraocular pressure (“IOP”) associated with glaucoma, in an all-cash transaction. Under the terms of the agreement, the Company acquired AqueSys for an acquisition accounting purchase price of $298.9 million, including $193.5 million for the estimated fair value of contingent consideration relating to the regulatory approval and commercialization milestone payments.  The Company acquired AqueSys for the lead development program, including XEN45, a soft shunt that is implanted in the sub conjunctival space in the eye through a minimally invasive procedure with a single use, pre-loaded proprietary injector (the “AqueSys Acquisition”).

Assets Acquired and Liabilities Assumed at Fair Value

The transaction has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. As of December 31, 2015, certain amounts relating to the valuation of tax related matters, contingent consideration and intangible assets have not been finalized. The finalization of these matters may result in changes to goodwill.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date ($ in millions):

Amount
Cash and cash equivalents	$6.2
Current assets	1.2
IPR&D intangible assets	302.0
Intangible assets	221.0
Goodwill	138.5
Current liabilities	(6.9)
Contingent consideration	(193.5)
Deferred tax liabilities, net	(169.6)
Net assets acquired	$298.9

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

The fair value of the currently marketed product (“CMP”) and IPR&D intangible assets was determined using the IPR&D and Intangible Asset Valuation Technique. The discount rate used to arrive at the present value for CMP and IPR&D intangible assets was 21.0% to reflect the internal rate of return and incremental commercial uncertainty in the cash flow projections. The discount rate of the acquisition was driven by the early stage of the product and the therapeutic indication. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results.  The CMP intangible asset will be amortized over a period of 12.2 years.

Goodwill

Goodwill from the AqueSys Acquisition of $138.5 million, of which $50.5 million was assigned to the US Brands segment and $88.0 million was assigned to the International Brands segment.  The goodwill arose in part, due to anticipated efficiencies in marketing the CMP asset in our International Brands and US Brands segments where we have an established infrastructure.

Contingent Consideration

As part of the acquisition, the Company is required to pay the former shareholders of AqueSys amounts based on the launch, labeling, and sales of the product. The Company estimated the acquisition accounting fair value of the contingent consideration to be $193.5 million using a probability weighted approach that considered the possible outcomes of the scenarios relating to the specified product.

Long-Term Deferred Tax Liabilities and Other Tax Liabilities

Long-term deferred tax liabilities and other tax liabilities result from identifiable intangible assets fair value adjustments. These adjustments create excess book basis over the tax basis which is multiplied by the statutory tax rate for the jurisdiction in which the deferred taxes exist.

Northwood Medical Innovation

On October 1, 2015, the Company completed the Northwood Acquisition under which we acquired earFold™ which is a medical device for the correction of prominent ears, with or without asymmetry, in patients aged 7 years and older.  earFold™ received a Conformité Européene (“CE”) mark in April 2015, and has been made available by Northwood Medical Innovation Ltd to trained and accredited plastic surgeons, otolaryngologists (Ear, Nose and Throat) and maxillo-facial surgeons, primarily in the United Kingdom (“UK”).  The Company acquired Northwood Medical Innovation Ltd. for acquisition accounting purchase price consideration of $25.5 million (the “Northwood Acquisition”), including $15.0 million of contingent consideration.

Assets Acquired and Liabilities Assumed at Fair Value

The transaction has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. As of December 31, 2015, certain amounts relating to the valuation of tax related matters, contingent consideration and intangible assets have not been finalized. The finalization of these matters may result in changes to goodwill.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date ($ in millions):

Amount
Cash and cash equivalents	$0.5
IPR&D intangible assets	13.6
Intangible assets	19.5
Goodwill	13.6
Other assets and liabilities	(0.1)
Contingent consideration	(15.0)
Deferred tax liabilities, net	(6.6)
Net assets acquired	$25.5

IPR&D and Intangible Assets

The fair value of the CMP and IPR&D intangible assets was determined using the IPR&D and Intangible Asset Valuation Technique. The discount rate used to arrive at the present value for CMP and IPR&D intangible assets was 15.0% to reflect the internal rate of return and incremental commercial uncertainty in the cash flow projections. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results.

Goodwill

Goodwill from the acquisition of $13.6 million was assigned to the International Brands segment.  The goodwill arose in part, due to anticipated efficiencies in marketing the CMP asset in our International Brands segment where we have an established infrastructure.

Contingent Consideration

As part of the acquisition, the Company is required to pay the former shareholders of Northwood Medical Innovation Ltd. amounts based on the sales of the product. The Company estimated the acquisition accounting fair value of the contingent consideration to be $15.0 million using a probability weighted approach that considered the possible outcomes of the scenarios relating to the specified product.

Long-Term Deferred Tax Liabilities and Other Tax Liabilities

Long-term deferred tax liabilities and other tax liabilities result from identifiable intangible assets fair value adjustments. These adjustments create excess book basis over the tax basis which is multiplied by the statutory tax rate for the jurisdiction in which the deferred taxes exist.

Kythera

On October 1, 2015, the Company acquired Kythera Biopharmaceuticals (“Kythera”), for $75 per share, or an acquisition accounting purchase price of $2,089.5 million (the “Kythera Acquisition”), which is being accounted for as a business acquisition. Kythera was focused on the discovery, development and commercialization of novel prescription aesthetic products. Kythera’s lead product, Kybella® injection, is the first and only FDA approved, non-surgical treatment for moderate to severe submental fullness, commonly referred to as double chin.

Assets Acquired and Liabilities Assumed at Fair Value

The transaction has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. As of December 31, 2015, certain amounts relating to the valuation of tax related matters, and intangible assets have not been finalized. The finalization of these matters may result in changes to goodwill.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date  ($ in millions):

Amount
Cash and cash equivalents	$78.1
Marketable securities	79.9
Inventories	18.2
Other current assets	14.5
IPR&D intangible assets	320.0
Intangible assets	2,120.0
Goodwill	328.7
Other current liabilities	(48.6)
Deferred tax, net	(766.7)
Outstanding indebtedness	(54.6)
Net assets acquired	$2,089.5

IPR&D and Intangible Assets

The fair value of the IPR&D intangible assets was determined using the IPR&D and Intangible Asset Valuation Technique. The discount rate used to arrive at the present value for CMP was 8.5% and for IPR&D intangible assets was 9.5% to reflect the internal rate of return and incremental commercial uncertainty in the cash flow projections. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results.  The CMP intangible asset will be amortized over a period of 17.3 years.

Goodwill

Goodwill from the Kythera Acquisition of $208.7 million was assigned to the US Medical Aesthetics segment and $120.0 million assigned to International Brands segment. The goodwill arose in part, due to anticipated efficiencies in marketing the CMP asset where we have an established infrastructure and is not deductible for tax purposes.

Long-Term Deferred Tax Liabilities and Other Tax Liabilities

Long-term deferred tax liabilities and other tax liabilities result from identifiable intangible assets fair value adjustments. These adjustments create excess book basis over the tax basis which is multiplied by the statutory tax rate for the jurisdiction in which the deferred taxes exist.

Oculeve

On August 10, 2015, the Company acquired Oculeve, Inc. (“Oculeve”), a development-stage medical device company focused on developing novel treatments for dry eye disease. Under the terms of the agreement, Allergan acquired Oculeve for an acquisition accounting purchase price of $134.5 million (the “Oculeve Acquisition”), including $90.0 million for the estimated fair value of contingent consideration of which the Company may owe up to $300.0 million in future payments. The Company acquired Oculeve and its lead product candidate OD-01, an intranasal neurostimulation device, as well as other dry eye products in development.

Assets Acquired and Liabilities Assumed at Fair Value

The transaction has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date ($ in millions):

Amount
Cash and cash equivalents	$1.6
IPR&D intangible assets	286.0
Goodwill	33.3
Other assets and liabilities	(1.9)
Contingent consideration	(90.0)
Deferred tax liabilities, net	(94.5)
Net assets acquired	$134.5

IPR&D and Intangible Assets

The fair value of the IPR&D intangible assets was determined using the IPR&D and Intangible Asset Valuation Technique. The discount rate used to arrive at the present value for IPR&D intangible assets was 11.0% to reflect the internal rate of return and incremental commercial uncertainty in the cash flow projections. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results.

Goodwill

Among the primary reasons the Company acquired Oculeve and factors that contributed to the preliminary recognition of goodwill were to expand the Company’s pipeline of eye care products.  Goodwill from the Oculeve Acquisition of $33.3 millionwas assigned to the US Brands segment and is not deductible for tax purposes.

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

Auden Mckenzie

On May 29, 2015, the Company acquired Auden Mckenzie Holdings Limited (“Auden”), a company specializing in the development, licensing and marketing of niche generic medicines and proprietary brands in the UK and across Europe for approximately 323.7 million British Pounds, or $495.9 million (the “Auden Acquisition”).  The assets and liabilities acquired, as well as the results of operations for the acquired Auden business are part of the assets being divested in the Teva Transaction and are included as a component of income from discontinued operations.  In addition the acquired financial position is included in assets and liabilities held for sale.

Recognition and Measurement of Assets Acquired and Liabilities Assumed at Fair Value

The Auden Acquisition has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. As of December 31, 2015, certain amounts relating to the valuation of tax-related matters, intangible assets and inventory have not been finalized. The following table summarizes the preliminary fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date ($ in millions):

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

Goodwill

Among the primary reasons the Company acquired Auden and factors that contributed to the preliminary recognition of goodwill were to expand the Company’s pipeline of generics products.  Goodwill from the Auden Acquisition of $123.3 million is included as a component of assets held for sale.

Contingent Consideration

As part of the acquisition, the Company is required to pay royalties based on the sales of hydrocortisone. The Company estimated the acquisition accounting fair value of the contingent consideration to be $17.3 million using a probability weighted approach that considered the possible outcomes of the scenarios relating to the specified product.

Allergan

On March 17, 2015, the Company completed the Allergan Acquisition.  The addition of Legacy Allergan’s therapeutic franchises in ophthalmology, neurosciences and medical aesthetics/dermatology/plastic surgery complements the Company’s existing central nervous system, gastroenterology, women’s health and urology franchises. The combined company benefited from Legacy Allergan’s global brand equity and consumer awareness of key products, including Botox® and Restasis®. The transaction also expanded our presence and market and product reach across many international markets, with strengthened commercial positions across Canada, Europe, Southeast Asia and other high-value growth markets, including China, India, the Middle East and Latin America.

Assets Acquired and Liabilities Assumed at Fair Value

The transaction has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date.

The following table summarizes the final fair values of the assets acquired and liabilities assumed at the acquisition date and reflects purchase accounting adjustments subsequent to the acquisition date ($ in millions):

	Preliminary Amount as of March 31, 2015	Measurement Period Adjustments	Final Amount as of December 31, 2015
Cash and cash equivalents	$5,424.5	$-	$5,424.5
Accounts receivable	962.7	(14.0)	948.7
Inventories	1,223.2	(4.6)	1,218.6
Other current assets	318.8	-	318.8
Property, plant and equipment, net	1,202.5	12.0	1,214.5
Other long-term assets	189.3	6.8	196.1
IPR&D intangible assets	11,010.0	(1,310.0)	9,700.0
Intangible assets	45,050.5	-	45,050.5
Goodwill	26,368.5	720.4	27,088.9
Current liabilities	(1,212.2)	(9.9)	(1,222.1)
Contingent consideration	(379.1)	(4.6)	(383.7)
Deferred tax liabilities, net	(12,512.9)	632.8	(11,880.1)
Other taxes payable	(82.4)	(28.9)	(111.3)
Other long-term liabilities	(622.0)	-	(622.0)
Outstanding indebtedness	(2,183.5)	-	(2,183.5)
Net assets acquired	$74,757.9	$-	$74,757.9

The measurement period adjustments for IPR&D intangible assets relate to the Company’s review of patent lives, contract terms and revised cash flow assumptions.

Consideration

The total consideration for the Allergan Acquisition of $74.8 billion is comprised of the equity value of shares that were outstanding and vested prior to March 17, 2015 of $33.9 billion, the portion of outstanding equity awards deemed to have been earned as of March 17, 2015 of $0.8 billion and cash of $40.1 billion. The portion of outstanding equity awards deemed not to have been earned of $843.1 million as of March 17, 2015 will be expensed over the remaining future vesting period, including $516.2 million in the year ended December 31, 2015.

Inventories

The fair value of inventories acquired included an acquisition accounting fair market value step-up of $923.9 million. In the year ended December 31, 2015, the Company recognized $902.3 million as a component of cost of sales as the inventory acquired was sold to the Company’s customers. Included in finished goods inventory as of December 31, 2015, was $21.6 million, relating to the remaining fair value step-up associated with the Allergan Acquisition.

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

The following table identifies the summarized amounts recognized and the weighted average useful lives using the economic benefit of intangible assets ($ in millions):

	Amount recognized as of the acquisition date	Weighted average useful lives (years)
Definite-lived assets
Restasis®	$3,970.0	4.0
Refresh® / Optive®	2,720.0	7.6
Other Eye Care Products	6,690.0	4.2
Botox®	22,600.0	8.0
Aczone®	160.0	1.3
Other Skin Products	820.0	5.0
Other Aesthetics	6,350.0	6.0
Total CMP	43,310.0	6.7
Trade name	690.0	4.5
Customer relationships	1,050.5	3.4
Total definite-lived assets	45,050.5	6.6
In-process research and development
Eye Care	5,500.0
Botox®	810.0
Aesthetics	2,270.0
Other	1,120.0
Total IPR&D	9,700.0
Total intangible assets	$54,750.5

Goodwill

Among the primary reasons the Company acquired Allergan and factors that contributed to the preliminary recognition of goodwill were to expand the Company’s product portfolio, and to acquire certain benefits from the Legacy Allergan pipeline and the expectation of certain synergies. The goodwill recognized from the Allergan Acquisition, which includes the increase in the purchase price resulting from the movement in Allergan plc’s share price from the date of announcing the deal, until the date of acquisition, is not deductible for tax purposes. Goodwill from the Allergan Acquisition of $15,352.0 million, $3,798.0 million, and $7,938.9 million was assigned to the US Brands, US Medical Aesthetics, and International Brands segments, respectively.

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

Retirement Plans

The Company acquired post-retirement plans as part of the Allergan Acquisition including defined benefit pension plans in the United States and Europe which had a net liability balance of $302.6 million. As of March 17, 2015, the Allergan Inc. defined benefit pension plans had assets with a fair value of $1,042.0 million, which included cash and cash equivalents of $13.6 million, equity securities of $480.1 million, and fixed income securities of $548.3 million. The Company assumed other post-retirement benefit obligations with defined benefits of $60.2 million. In addition, the Company acquired other benefit obligations which had an acquisition date fair value of assets of $117.1 million and an acquisition date fair value of liabilities of $120.0 million. Prior to the Allergan Acquisition, Legacy Allergan froze most of their defined benefit plans.  As a result, the company anticipates deminimis service costs in its statement of operations.

Deferred Tax Liabilities, Net

Deferred tax liabilities, net, include the impact resulting from identifiable intangible assets and inventory fair value adjustments. These adjustments create excess book basis over the tax basis which is multiplied by the statutory tax rate for the jurisdiction in which the deferred taxes exist.

Acquisition-Related Expenses

As a result of the acquisition, the Company incurred the following transaction and integration costs in the year ended December 31, 2015 ($ in millions):

Year Ended December 31, 2015
Cost of sales
Stock-based compensation acquired for Legacy Allergan employees	$22.5
Acquisition, integration and restructuring related charges	14.9
Research and development
Stock-based compensation acquired for Legacy Allergan employees	124.8
Acquisition, integration and restructuring related charges	83.5
Selling and marketing
Stock-based compensation acquired for Legacy Allergan employees	110.0
Acquisition, integration and restructuring related charges	75.7
General and administrative
Stock-based compensation acquired for Legacy Allergan employees	258.9
Acquisition-related expenditures	65.5
Acquisition, integration and restructuring related charges	298.6
Other (expense) income
Bridge loan facilities expense	(264.9)
Interest rate lock	30.9
Total transaction and integration costs	$1,288.4

Licenses and Asset Acquisitions

Mimetogen

On November 4, 2015, the Company entered into an exclusive licensing agreement with Mimetogen Pharmaceuticals (“Mimetogen”), a clinical stage biotechnology company, to develop and commercialize tavilermide (MIM-D3), a topical formulation of a novel small molecule TrkA agonist for the treatment of dry eye disease, in exchange for an upfront payment of $50.0 million to Mimetogen, which is included as a component of R&D expenses in the year ended December 31, 2015. Mimetogen will be entitled to receive potential commercial milestones based on the achieving regulatory approval and predefined product labeling of the product.  In addition, Mimetogen is entitled to receive one-time annual sales based milestone payments based on multiple pre-defined annual net sales thresolds which may or may not be received, and tiered royalties based on net sales to third parties of the licensed products (the “Mimetogen Transaction”).  The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing as well as certain other inputs and processes that the transaction did not qualify as a business.

Almirall

On October 27, 2015, the Company and Ironwood Pharmaceuticals, Inc. announced that Allergan has acquired rights to Constella® (linaclotide) in the European Union, Switzerland, Turkey and the Commonwealth of Independent States from Almirall, S.A. and has also reacquired rights to Linzess® (linaclotide) in Mexico from Almirall for €60.0 million.  The consideration was accounted for as an asset acquisition and included as a component of intangible assets.  The Company concluded based on the lack of acquired employees and the lack of certain other inputs and processes that the transaction did not qualify as a business.

Naurex

On August 28, 2015, the Company acquired certain products in early stage development of Naurex, Inc. (“Naurex”) in an all-cash transaction of $571.7 million (the “Naurex Transaction”), plus future contingent payments up to $1,150.0 million, which was accounted for as an asset acquisition.  The Company recognized the upfront consideration of $571.7 million as a component of R&D expenses in the year ended December 31, 2015.  The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing as well as certain other inputs and processes that the transaction did not qualify as a business.  The Naurex Transaction expands our pipeline with Naurex’s two leading product candidates GLYX-13 and NRX-1074, two compounds that utilize NMDA modulation as a potential new approach to the treatment of Major Depressive Disorder (“MDD”), a disease that can lead to suicidality among the most severe patients.

Migraine License

On August 17, 2015, the Company entered into an agreement with Merck & Co. (“Merck”) under which the Company acquired the exclusive worldwide rights to Merck’s early development stage investigational small molecule oral calcitonin gene-related peptide receptor antagonists, which are being developed for the treatment and prevention of migraines (the “Merck Transaction”). The transaction is being accounted for as an asset acquisition. The Company acquired these rights for an upfront charge of $250.0 million which was recognized as a component of R&D expenses in the year ended December 31, 2015.  The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing as well as certain other inputs and processes that the transaction did not qualify as a business.  The Company paid $125.0 million in the year ended December 31, 2015 and the remaining $125.0 million is payable on April 30, 2016.  Additionally, Merck is owed contingent payments based on commercial and development milestones of up to $965.0 million as well as royalties.

Divestitures

Respiratory Business

As part of the Forest Acquisition (defined below), we acquired certain assets that comprised Legacy Forest’s branded respiratory business in the U.S. and Canada (the “Respiratory Business”). During the year ended December 31, 2014, we held for sale respiratory assets of $734.0 million, including allocated goodwill to this unit of $309.1 million. On March 2, 2015, the Company sold the Respiratory Business to AstraZeneca plc (“AstraZeneca”) for consideration of $600.0 million upon closing, additional funds to be received for the sale of certain of our inventory to AstraZeneca and low single-digit royalties above a certain revenue threshold. AstraZeneca also paid Allergan an additional $100.0 million and Allergan has agreed to a number of contractual consents and approvals, including certain amendments to the ongoing collaboration agreements between AstraZeneca and Allergan (the “Respiratory Sale”).  As a result of the final terms of the agreement, in the year ended December 31, 2015, the Company recognized an incremental charge in cost of sales (including the acquisition accounting fair value mark-up of inventory) relating to inventory that will not be sold to AstraZeneca of $35.3 million. The Company recognized a loss in other (expense) income, net for the sale of the business of $5.3 million in the year ended December 31, 2015.

Pharmatech

As part of the Forest Acquisition, the Company acquired certain manufacturing plants and contract manufacturing agreements within the business known as Aptalis Pharmaceutical Technologies (“Pharmatech”). In accordance with acquisition accounting, the assets were fair valued on July 1, 2014 as assets held in use, including market participant synergies anticipated under the concept of “highest and best use.” During the fourth quarter of 2014, the decision was made to hold these assets for sale as one complete unit, without integrating the unit and realizing anticipated synergies. During the year ended December 31, 2014, the Company recognized an impairment on assets held for sale of $189.9 million (the “Pharmatech Transaction”) which included a portion of goodwill allocated to this business unit. In the year ended 2015, the Company completed the divestiture of the Pharmatech business and there was no material impact to the Company’s results of operations.

2014 Transactions

The following are the material transactions that were completed in the year ended December 31, 2014.

Acquisitions

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

Goodwill

Goodwill resulting from the Durata Acquisition is assigned to our US Brands segment and is not deductible for tax purposes. Among the primary reasons the Company acquired Durata and the factors that contributed to the recognition of goodwill is the strategic fit of DalvanceTM into our specialty brand portfolio.

Contingent Consideration

At the time of the acquisition, additional consideration was conditionally due to the seller based upon the approval of Dalvance® in Europe, the approval of a single dose indication or the product reaching certain sales milestones. The Company estimated the acquisition accounting fair value of the contingent consideration to be $49.0 million using a probability weighted approach that considered the possible outcomes based on assumptions related to the timing and probability of the product launch date, discount rates matched to the timing of the payment, and probability of success rates and discount adjustments on the related cash flows. On March 2, 2015, the Company announced that the European Commission has granted Allergan’s subsidiary Durata Therapeutics International B.V., marketing authorization for Xydalba™ (dalbavancin) for the treatment of acute bacterial skin and skin structure infections (ABSSSI) in adults. The approval triggered the first CVR payment. The difference between the fair value of the CVR on the date of acquisition of $24.5 million and the payment made of $30.9 million, or $6.4 million, was recorded as an operating expense in the year ended December 31, 2015.  In January 2016, the Company received approval from the FDA for an expanded label will include a single dose of Dalvance®, which triggers a second CVR payment in the year ended December 31, 2016.

Long-Term Deferred Tax Liabilities and Other Tax Liabilities

Long-term deferred tax liabilities and other tax liabilities result from identifiable intangible assets fair value adjustments. These adjustments create excess book basis over the tax basis which is multiplied by the statutory tax rate for the jurisdiction in which the deferred taxes exist.

Furiex

On July 2, 2014, the Company acquired Furiex Pharmaceuticals, Inc. (“Furiex”) in an all-cash transaction (the “Furiex Acquisition”) valued at $1,156.2 million (including the assumption of debt) and up to approximately $360.0 million in a CVR payable based on which controlled substance schedule designation that eluxadoline, Furiex’s lead product, receives following approval, which had an acquisition accounting fair value of $88.0 million on the date of acquisition (included in the value of $1,156.2 million). In the second quarter of 2015, the Company received approval from the FDA of the eluxadoline product, Viberzi®.

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

The following table summarizes the final fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date ($ in millions):

Amount
Cash and cash equivalents	$14.9
IPR&D intangible assets	1,003.0
Intangible assets	408.6
Goodwill	251.9
Other assets and liabilities	(30.1)
Contingent consideration	(88.0)
Deferred tax liabilities, net	(404.1)
Outstanding indebtedness	(55.3)
Net assets acquired	$1,100.9

IPR&D and Intangible Assets

The fair value of the IPR&D and CMP intangible assets was determined using the IPR&D and Intangible Asset Valuation Technique. The discount rate used to arrive at the present value of IPR&D intangible assets as of the acquisition date was 9.9% to reflect the internal rate of return and incremental commercial uncertainty in the cash flow projections. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results. As a result of this transaction, the Company recognized IPR&D of $1,003.0 million related to eluxadoline, now a component of CMP, and $408.6 million of product rights and other intangibles related to the royalty rights for Alogliptin and Priligy®, which were sold in the year ended December 31, 2014.

Goodwill

Goodwill resulting from the Furiex Acquisition is assigned to our US Brands segment and is not deductible for tax purposes. Among the primary reasons the Company acquired Furiex and the factors that contributed to the recognition of goodwill was to expand the Company’s branded pharmaceuticals specialty business within this therapeutic area.

Contingent Consideration

In the year ended December 31, 2015, the Company received a schedule IV (“C-IV”) designation from the Drug Enforcement Agency (“DEA”) for Viberzi® and recognized an expense of $29.8 million as a component of R&D expense.  This expense represents the difference between the final CVR payment amount of $118.5 million, or $10 for each CVR outstanding, versus the probability-weighted CVR fair value initially established in acquisition accounting, adjusted for accretion. This amount was paid as of December 31, 2015.

Long-Term Deferred Tax Liabilities and Other Tax Liabilities

Long-term deferred tax liabilities and other tax liabilities result from identifiable intangible assets fair value adjustments. These adjustments create excess book basis over the tax basis which is multiplied by the statutory tax rate for the jurisdiction in which the deferred taxes exist.

Forest Laboratories

On July 1, 2014, the Company acquired Forest Laboratories, Inc. (“Legacy Forest”) for $30.9 billion including outstanding indebtedness assumed of $3.3 billion, equity consideration of $20.6 billion, which includes outstanding equity awards, and cash consideration of $7.1 billion (the “Forest Acquisition”). Under the terms of the transaction, Legacy Forest shareholders received 89.8 million Allergan plc ordinary shares, 6.1 million Allergan plc non-qualified stock options and 1.1 million Allergan plc share units. Legacy Forest was a leading, fully integrated, specialty pharmaceutical company largely focused on the United States market. Legacy Forest marketed a portfolio of branded drug products and developed new medicines to treat patients suffering from diseases principally in the following therapeutic areas: central nervous system, cardiovascular, gastrointestinal, respiratory, anti-infective, and cystic fibrosis. A portion of the assets acquired are being divested as part of the Teva Transaction.

Assets Acquired and Liabilities Assumed at Fair Value

The transaction has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date, of which the majority of the assets and liabilities relate to continuing operations. ($ in millions):

Amount
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

In the year ended December 31, 2015, the Company recorded an out-of-period adjustment in the final valuation of Forest stated in the table above relating to the valuation of an acquired currently marketed product and deferred tax liabilities.  The Company over valued the asset and undervalued goodwill based on information available as of the acquisition date.  The Company corrected this error as of December 31, 2015 by decreasing the value of intangible assets by $135.0 million, decreasing deferred tax liabilities by $51.4 million and increasing the value of goodwill by $83.6 million. The impact was not material to the statement of operations and the Company did not consider the amount material to prior periods.

Consideration

The total consideration for the Forest Acquisition of $27.7 billion is comprised of the equity value of shares that were outstanding and vested prior to July 1, 2014 of $20.0 billion, the portion of outstanding equity awards deemed to have been earned as of July 1, 2014 of $568.1 million and cash of $7.1 billion. The portion of outstanding equity awards deemed not to have been earned of $570.4 million as of July 1, 2014 will be expensed over the remaining future vesting period, including $142.8 million in the year ended December 31, 2015 and $287.5 million in the year ended December 31, 2014.

Inventories

The fair value of inventories acquired included an acquisition accounting fair market value step-up of $1,036.3 million. In the year ended December 31, 2015, the Company recognized $224.7 million as a component of cost of sales as the inventory acquired on July 1, 2014 was sold to the Company’s customers in addition to a write-off associated with the Respiratory Sale. Included in cost of sales for the year ended December 31, 2014, was $751.0 million as the inventory acquired on July 1, 2014 was sold to the Company’s customers. These amounts include $0.6 million and $40.6 million related to discontinued operations in the years ended December 31, 2015 and 2014, respectively.

Included in finished goods inventory as of December 31, 2015 was $20.1 million, relating to the remaining fair value step-up associated with the Forest Acquisition.

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

The following table identifies the summarized amounts recognized and the weighted average useful lives using the economic benefit of intangible assets ($ in millions):

	Amounts Recognized as of the Acquisition Date	Weighted Average Useful Lives (Years)
CMP:
Namenda Franchise	$2,125.0	1.7
Bystolic Franchise	1,810.0	3.3
Linzess®	1,052.0	5.0
Zenpep®	978.0	6.8
Carafate®	915.0	6.2
Armour Thyroid®	747.0	5.9
Viibryd®	413.0	4.5
Fetzima®	392.0	5.0
Teflaro®	343.0	3.0
Canasa®	327.0	2.6
Daliresp®	269.0	3.5
Other CMP Products	1,904.0	5.7
Total CMP	11,275.0	4.3
IPR&D:
Gastroenterology	791.0
Central nervous system	304.0
Cardiovascular	193.0
Other	74.0
Total IPR&D	1,362.0
Customer relationships	67.0	4.5
Other	173.5	4.2

Total identifiable intangible assets	$12,877.5

Goodwill

Among the primary reasons the Company acquired Forest and factors that contributed to the preliminary recognition of goodwill were to expand the Company’s branded pharmaceuticals product portfolio, and to acquire certain benefits from the Forest pipeline and the expectation of the Company generating certain synergies. The goodwill recognized from the Forest Acquisition, which includes the increase in the purchase price resulting from the movement in Allergan plc’s share price from the date of announcing the deal, until the date of acquisition, is not deductible for tax purposes. Goodwill from the Forest Acquisition was primarily assigned to the US Brands segment.

Deferred Tax Liabilities, net

Deferred tax liabilities, net, include the impact resulting from identifiable intangible assets and inventory fair value adjustments. These adjustments create excess book basis over the tax basis which is multiplied by the statutory tax rate for the jurisdiction in which the deferred taxes exist.

Divested Products

In order to complete the Forest Acquisition, the Company divested two legacy Actavis products to Impax Laboratories, Inc. (“Impax”); Lamotrigine ODT and Ursodiol Tablets for cash consideration. In exchange for the products, the Company received $8.0 million on July 1, 2014, which resulted in a gain on sale of asset of $5.4 million. In addition, the Company and Impax entered into a supply agreement whereby the Company will supply product to Impax. Revenues recognized from the divested products were deminimis in the years ended December 31, 2014 and 2013. In addition, on July 1, 2014, the Company divested two acquired Forest products for a combined consideration of $13.5 million. The product revenues were not included in the results of operations of the Company.

Acquisition-Related Expenses

As a result of the Forest Acquisition, the Company incurred the following transaction and integration costs in the years ended December 31, 2015 and 2014($ in millions):

	Years Ended December 31,
	2015	2014
Cost of sales
Stock-based compensation acquired for Forest employees	$4.7	$9.5
Severance-related charges	1.1	11.3
Research and development
Stock-based compensation acquired for Forest employees	36.3	66.7
Severance-related charges	9.2	24.5
Selling and marketing
Stock-based compensation acquired for Forest employees	47.9	58.7
Severance-related charges	17.4	45.3
Other integration costs	-	3.8
General and administrative
Stock-based compensation acquired for Forest employees	53.9	152.6
Severance-related charges	17.1	71.5
Other integration costs	58.4	92.9
Financing related charges	-	9.3
Other income (expense)
Bridge loan facilities	-	(25.8)
Total transaction and integration costs	$246.0	$571.9

Silom Medical Company

On April 1, 2014, the Company acquired Silom Medical Company (“Silom”), a privately held generic pharmaceutical company focused on developing and marketing therapies in Thailand, for consideration of approximately $103.0 million in cash (the “Silom Acquisition”). The Silom Acquisition expanded the Company’s position in the Thai generic pharmaceutical market, with leading positions in the ophthalmic and respiratory therapeutic categories and a strong cardiovascular franchise. We accounted for the acquisition as a business combination requiring that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.  The assets and liabilities acquired, as well as the results of operations for the acquired Silom business are part of the assets being divested in the Teva Transaction and are included as a component of income from discontinued operations.  In addition the acquired financial position is included in assets and liabilities held for sale.

The Silom Acquisition has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date as follows ($ in millions):

Amount
Cash and cash equivalents	$3.0
Inventories, net	4.0
Property, plant and equipment, net	16.0
Product rights and other intangibles	64.0
Goodwill	20.0
Other assets and liabilities	(4.0)
Net assets acquired	$103.0

Divestitures

Corona Facility

During the year ended December 31, 2014, we held for sale assets in our Corona, California manufacturing facility. As a result, the Company recognized an impairment charge as a component of discontinued operations of $20.0 million in the year ended December 31, 2014, including a write-off of property, plant and equipment, net, due to the integration of Warner Chilcott of $5.8 million. The Company completed the sale of these assets during the year ended December 31, 2015 with no material impact to the Company’s results of operations.

2013 Transactions

The following are the material transactions that were completed in the year ended December 31, 2013.

Acquisitions

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date, of which the majority of the assets and liabilities relate to continuing operations ($ in millions):

Amount
Cash and cash equivalents	$179.5
Accounts receivable	306.1
Inventories	532.5
Other current assets	83.4
Property, plant and equipment, net	220.0
Other long-term assets	1.2
IPR&D intangible assets	1,708.0
Intangible assets	3,021.0
Goodwill	3,956.1
Current liabilities	(613.5)
Deferred tax liabilities, net	(60.4)
Other long-term liabilities	(99.6)
Outstanding indebtedness	(3,400.4)
Net assets acquired	$5,833.9

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

Inventories

The fair value of inventories acquired included a step-up in the value of inventories of $408.3 million. In the years ended December 31, 2015, 2014 and 2013, the Company recognized $1.9 million, $232.9 million and $173.5 million, respectively, as a component of cost of sales as the inventory acquired on October 1, 2013 was sold to the Company’s customers.

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

The following table identifies the summarized amounts recognized and the weighted average useful lives of intangible assets ($ in millions):

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

Goodwill

Among the primary reasons the Company acquired Warner Chilcott and factors that contributed to the preliminary recognition of goodwill were to expand the Company’s branded pharmaceuticals product portfolio, and to acquire certain benefits from the Warner Chilcott structure. The goodwill recognized from the Warner Chilcott Acquisition is not deductible for tax purposes. Goodwill of $3,795.5 million was assigned to the US Brands segment and goodwill of $160.6 million was assigned to the International Brands segment.

Deferred Tax Liabilities, net

Deferred tax liabilities, net, include the impact resulting from identifiable intangible assets and inventory fair value adjustments. These adjustments create excess book basis over the tax basis which is multiplied by the statutory tax rate for the jurisdiction in which the deferred taxes exist.

Medicines360

On June 10, 2013, we entered into an exclusive license agreement with Medicines360 to market, sell and distribute Medicines360 LNG20 intrauterine device (“LNG20”) in the U.S. and in Canada for a payment of approximately $52.3 million. According to the terms of the agreement, we are also required to pay Medicines360 certain regulatory and sales based milestone payments totaling up to nearly $125.0 million plus royalties. Medicines360 retained the rights to market the product in the U.S. public sector, including family planning clinics that provide services to low-income women. LNG20 is currently marketed as Liletta® and was originally developed by Uteron Pharma Operations SPRL in Belgium (now a subsidiary of the Company). We accounted for the acquisition as a business combination requiring that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

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

IPR&D

The fair value of the IPR&D intangible assets was determined using the IPR&D and Intangible Asset Valuation Technique. The discount rate used to arrive at the present value of IPR&D intangible assets as of the acquisition date was 22.0% to reflect the internal rate of return and incremental commercial uncertainty in the cash flow projections. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results.

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

Divestitures

Western European Assets

During the year ended December 31, 2013, we held for sale our then current generic commercial infrastructure in France, Italy, Spain, Portugal, Belgium, Germany and the Netherlands, including products, marketing authorizations and dossier license rights. On

January 17, 2014, we announced our intention to enter into an agreement with Aurobindo Pharma Limited (“Aurobindo”) to sell these businesses. On April 1, 2014, the Company completed the sale of the assets in Western Europe.

In connection with the sale of our Western European assets, we entered into a supply agreement whereby the Company will supply product to Aurobindo over a period of five years. In the second quarter of 2014, we allocated the fair value of the consideration for the sale of the Western European assets of $65.0 million to each element of the agreement, including the supply of product.

As a result of the transactions, we recognized as a component of discontinued operations, income / (loss) on the net assets held for sale of $3.4 million and $(34.3) million in the years ended December 31, 2014 and 2013, respectively. In addition, the Company recognized a loss on the disposal of the assets in the year ended December 31, 2014 of $20.9 million and deferred revenue of $10.1 million to be recognized over the course of the supply agreement as a component of discontinued operations.

NOTE 6 — Collaborations

The Company has ongoing transactions with other entities through collaboration agreements. The following represent the material collaboration agreements impacting the years ended December 31, 2015, 2014 and 2013.

Acquired agreements from the Allergan Acquisition

Apollo EndoSurgery, Inc.

On December 2, 2013, Legacy Allergan completed the sale of the obesity intervention business to Apollo Endosurgery, Inc. for cash consideration of $75.0 million, subject to certain adjustments, and certain additional consideration, including a minority equity interest in Apollo with an estimated fair value of $15.0 million as of December 31, 2015.  The Company is accounting for this asset as a cost method investment and it is included as a component of “investments and other assets”.

LiRIS

On August 13, 2014, Legacy Allergan completed the acquisition of LiRIS Biomedical, Inc. (“LiRIS”), a clinical-stage specialty pharmaceutical company based in the United States focused on developing a pipeline of innovative treatments for bladder diseases, for an upfront payment of $67.5 million, plus up to an aggregate of $295.0 million in payments contingent upon achieving certain future development milestones and up to an aggregate of $225.0 million in payments contingent upon achieving certain commercial milestones. The Company accounted for the contingent consideration in the Allergan Acquisition with an acquisition date fair value of $169.6 million.

Acquired agreements from the Forest Acquisition

Trevena

On May 9, 2013, Forest entered into a collaborative licensing option agreement with Trevena, Inc. (“Trevena”) for the development of TRV027, a novel beta-arrestin biased ligand of the angiotensin II type 1 receptor for the treatment of acute decompensated heart failure. Pursuant to the agreement, the Company purchased $30.0 million of Trevena preferred stock in a round of private placement financing. Trevena filed an initial public offering (“IPO”), at which time the Company’s preferred stock was converted to common stock traded on the NASDAQ stock market. In conjunction with the IPO, the Company purchased an additional $3.0 million of common stock of Trevena. The investment was subsequently accounted for using the fair value method of accounting. At December 31, 2015 and 2014, the fair value of the Trevena common stock held by the Company was $35.6 million and $20.3 million, respectively and is included as a component of “investments and other assets”.

Ironwood collaboration agreement

In September 2007, Forest entered into a collaboration agreement with Ironwood Pharmaceuticals (“Ironwood”) to jointly develop and commercialize Linzess® (linaclotide) for the treatment of irritable bowel syndrome with constipation (IBS-C) and chronic idiopathic constipation (CIC). Under the terms of the agreement, the Company shares equally with Ironwood all profits and losses (as defined) from the development and commercialization of Linzess in the U.S. In addition, the Company expanded this agreement to cover the newly acquired Constella rights internationally.

The agreement included contingent milestone payments as well as a contingent equity investment based on the achievement of specific clinical and commercial milestones. The Company may be obligated to pay up to an additional $100.0 million if certain sales milestones are achieved.

Based on the nature of the arrangement (including its contractual terms), the nature of the payments and applicable guidance, the Company records receipts from and payments to Ironwood in two pools: the Development pool which consists of R&D expenses, and the Commercialization pool, which consists of revenue, cost of sales and other operating expenses. The net payment to or receipt from Ironwood for the Development pool is recorded in R&D expense and the net payment to or receipt from Ironwood for the Commercialization pool is recorded in cost of goods sold. As of December 31, 2015 and 2014, the fair value of the Ironwood collaboration was $24.1 million and $31.9 million, respectively and is included as a component of “investments and other assets.”

Moksha8

On October 22, 2012, Forest announced an agreement with Moksha8 which includes an exclusive license from Forest to Moksha8 to commercialize Viibryd®, and potentially other Forest products, in Latin America. Under the arrangement, Forest has provided $101.9 million of debt financing to Moksha8. Such debt financing has a term of seven years from the date of initial funding and is collateralized by the assets of Moksha8, the debt was fair valued by the Company as part of acquisition accounting. As of December 31, 2015 and 2014, the Company had a loan receivable of $33.4 million and $31.1 million, respectively, within “Investments and other assets” related to this transaction.

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

In accordance with the terms of the Collaboration Agreement, the Company regained world-wide rights to promote Actonel® and Atelvia® in all territories on January 1, 2015. A portion of the assets, as well as the results of operations are part of the assets being divested in the Teva Transaction and are included as a component of income from discontinued operations.

Amgen Collaboration

In December 2011, we entered into a collaboration agreement with Amgen Inc. (“Amgen”) to develop and commercialize, on a worldwide basis, biosimilar versions of Herceptin®, Avastin®, Rituxan/Mab Thera®, and Erbitux® (the “Amgen Collaboration Agreement”). Amgen has assumed primary responsibility for developing, manufacturing and initially commercializing the oncology antibody products. As of December 31, 2015, the Company will contribute up to $209.4 million in co-development costs over the remaining course of development, including the provision of development support, and will share product development risks. In addition, we will contribute our significant expertise in the commercialization and marketing of products in highly competitive specialty and generic markets, including helping effectively manage the lifecycle of the biosimilar products. The collaboration products are expected to be sold under a joint Amgen/Allergan label. We will initially receive royalties and sales milestones from product revenues. The collaboration will not pursue biosimilars of Amgen’s proprietary products.

NOTE 7 — Discontinued Operations

Global Generics Business

On July 26, 2015, the Company entered into the Teva Transaction.  Under the Teva Agreement, Teva will acquire Allergan's global generics business, including the U.S. and international generic commercial units, our third-party supplier Medis, our global generic manufacturing operations, our global generic R&D unit, our international OTC commercial unit (excluding OTC eye care products) and some established international brands.

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

Financial results of the global generics business are presented as "Income from discontinued operations" on the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; and assets and liabilities of the global generics business to be disposed of are presented as a component of "Current assets held for sale", "Non current assets held for sale", “Current liabilities held for sale” and “Long term liabilities held for sale” on the Consolidated Balance Sheet as of December 31, 2015 and  2014.

Financial results for discontinued operations were based on the terms and conditions of the agreements with Teva as of the date of this filing.  Subsequent changes in terms and products transferring may impact results presented. The following table presents key financial results of the global generics business included in "Income from discontinued operations" for the years ended December 31, 2015, 2014 and 2013 ($ in millions):

	Years Ended December 31,
	2015	2014	2013
Third party revenues	$6,116.1	$6,323.4	$6,075.1
Related party sales	259.2	255.4	273.1
Net revenues	6,375.3	6,578.8	6,348.2
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	3,048.1	3,105.6	3,319.1
Research and development	422.2	480.2	425.6
Selling and marketing	557.7	649.0	645.5
General and administrative	653.0	496.2	571.4
Amortization	323.6	652.0	538.9
In-process research and development impairments	-	-	4.9
Asset sales and impairments, net	62.4	19.6	896.8
Total operating expenses	5,067.0	5,402.6	6,402.2
Operating income	1,308.3	1,176.2	(54.0)
Other (expense) income, net	(7.9)	(14.5)	39.1
(Benefit) / provision for income taxes	(5,487.3)	385.1	268.0
Net income / (loss) from discontinued operations	$6,787.7	$776.6	$(282.9)

Related party revenues represent the sale of products to the Company’s Anda Distribution segment.

For the year ended December 31, 2015, the company recorded a deferred tax benefit of $5,738.8 million related to investments in certain U.S. subsidiaries as this tax benefit will reverse in the foreseeable future. The recognition of this benefit has been reflected in income from discontinued operations, net of tax with the deferred tax asset reflected in non-current deferred tax assets on the balance sheet.

The following table presents the aggregate carrying amounts of the major classes of assets and liabilities related to the global generics business to be disposed of ($ in millions):

	December 31, 2015	December 31, 2014
Assets:
Accounts receivable, net	$2,089.7	$1,488.9
Inventories	1,138.5	1,090.9
Prepaid expenses and other current assets	302.8	254.6
Current deferred tax assets	-	23.3
Property, plant and equipment, net	1,355.6	1,347.5
Investments and other assets	33.0	82.1
Non-current deferred tax assets	223.7	72.7
Product rights and other intangibles	2,919.3	3,097.7
Goodwill	6,009.7	3,623.9
Total assets	$14,072.3	$11,081.6

Liabilities:
Accounts payable and accrued expenses	$1,455.8	$1,396.4
Income taxes payable	33.9	16.5
Current deferred tax liabilities	-	6.3
Debt and capital leases	5.8	12.6
Other long-term liabilities	92.0	121.3
Other taxes payable	69.0	102.7
Long-term deferred tax liabilities	415.4	308.1
Total liabilities	$2,071.9	$1,963.9

Depreciation and amortization was ceased upon the determination that the held for sale criteria were met, which was the announcement date of the Teva Transaction.  The depreciation, amortization and significant operating and investing non-cash items of the discontinued operations were as follows ($ in millions):

	Years Ended December 31,
	2015	2014	2013
Depreciation from discontinued operations	$89.7	$159.6	$166.9
Amortization from discontinued operations	323.6	652.0	538.9
Capital expenditures	234.5	184.5	168.0
Deferred taxes	(5,568.8)	(259.5)	(242.4)

NOTE 8 — Assets Held For Sale

The following represents the global net assets held for sale ($ in millions):

	December 31, 2015	December 31, 2014
Accounts receivable, net	$-	$17.7
Inventories	-	161.5
Prepaid expenses and other assets	9.3	161.3
Intangible assets	-	453.0
Goodwill	-	309.1
Impairment on assets held for sale	-	(189.6)
Total assets held for sale	$9.3	$913.0
Accounts payable and accrued expenses	$-	$25.9
Total liabilities held for sale	$-	$25.9
Assets from the Teva Transaction	14,072.3	11,081.6
Liabilities from the Teva Transaction	2,071.9	1,963.9
Net assets held for sale	$12,009.7	$10,004.8

As of December 31, 2015, the Company had the followings assets held for sale:

•	Total assets of $14,072.3 million and total liabilities of $2,071.9 million relating to the Teva Transaction. For further details refer to Note 7 – Discontinued Operations.
•	Properties acquired in the Forest Acquisition.
•	Facilities in Irvine, California.

As of December 31, 2014, the Company included the following assets held for sale:

•	Total assets of $11,081.6 million and total liabilities of $1,963.9 million relating to the Teva Transaction. For further details refer to Note 7 – Discontinued Operations.
•

Certain intangible assets and related inventory for products sold in the Respiratory Sale. The book value of the respiratory assets held for sale was $734.0 million as of December 31, 2014, including allocated goodwill to this unit included within US Brands segment of $309.1 million. The transaction closed on March 2, 2015.

•

Assets in connection with the Pharmatech Transaction, which included assets held for sale of $97.2 million and liabilities held for sale of $25.9 million. The transaction closed in the second quarter of 2015.

•	Properties acquired in the Forest Acquisition including:
•	Commack, Long Island - $46.4 million
•	St. Louis, Missouri - $20.4 million
•	Hauppauge, New York - $14.8 million

NOTE 9 — Share-Based Compensation

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
•

Cash-settled awards recorded as a liability. These cash settled awards are based on pre-established earnings per share, total shareholder returns and cost savings targets and the fair value is marked to market each reporting unit.

Option awards require options to be granted at the fair value of the shares underlying the options at the date of the grant and generally become exercisable over periods ranging from three to five years. Each option granted expires ten years from the date of the grant. Restricted stock awards are grants that entitle the holder to ordinary shares, subject to certain terms. Restricted stock unit awards are grants that entitle the holder the right to receive an ordinary share, subject to certain terms. Restricted stock and restricted stock unit awards (both time-based vesting and performance-based vesting) generally have restrictions eliminated over a one to four year vesting period. Restrictions generally lapse for non-employee directors after one year. Certain restricted stock units are performance-based awards issued at a target number with the actual number of restricted shares issued ranging based on achievement of the performance criteria. The Company’s equity awards include the acquired awards from the Allergan Acquisition and the Kythera Acquisition (“2015 Acquired Awards”) and the acquired awards from the Forest Acquisition (“2014 Acquired Awards”).

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

	2015 Grants	2015 Acquired Awards	2014 Grants	2014 Acquired Awards
Dividend yield	0%	0%	0%	0%
Expected volatility	26.0 - 29.0%	26.0 - 27.0%	29.0%	28.0%
Risk-free interest rate	1.9-2.1%	0.1-2.1%	1.9 - 2.2%	0 - 2.1%
Expected term (years)	7.0 - 7.5	up to 6.9	7.5	up to 6.4

Share-Based Compensation Expense

Share-based compensation expense recognized in the Company’s results of operations, including discontinued operations, for the years ended December 31, 2015, 2014 and 2013 was as follows ($ in millions):

	Year Ended December 31,
	2015	2014	2013
Equity-based compensation awards	$690.4	$368.0	$132.1
Cash-settled equity awards in connection with the Allergan Acquisition	127.1	-	-
Cash-settled equity awards in connection with the Kythera Acquisition	9.6	-	-
Cash-settled equity awards in connection with the Durata Acquisition	-	16.6	-
Cash-settled equity awards in connection with the Furiex Acquisition	-	16.6	-
Non equity-settled awards other	98.6	-	1.5
Total stock-based compensation expense	$925.7	$401.2	$133.6

In the years ended December 31, 2015, 2014, and 2013, share-based compensation expense included as discontinued operations was $31.5 million, $18.8 million, and $22.1 million, respectively.

In the years ended December 31, 2015, 2014 and 2013 the related tax benefits were $285.9 million, $145.7 million and $44.4 million, respectively relating to stock-based compensation.

Included in the equity-based compensation awards for the year ended December 31, 2015 is the impact of accelerations and step-ups relating to the acquisition accounting treatment of outstanding awards acquired in the Allergan, Kythera and Forest Acquisitions of $314.8 million, $64.4 million and $109.7 million, respectively. Included in the year ended December 31, 2014, was $287.5 million of stock-based compensation inclusive of a $249.1 million of a step-up relating to the acquisition accounting treatment of outstanding awards acquired in the Forest Acquisition. Included in the year ended December 31, 2013, was higher stock-based compensation and related employer payroll taxes resulting from acceleration of directors and named executive officers unvested equity-based awards immediately prior to, but in connection with, the Warner Chilcott Acquisition, as provided by the transaction agreement, of $41.3 million. Also included in the year-ended December 31, 2013, was $45.4 million of stock-based compensation relating to the Warner Chilcott Acquisition. These costs included the immediate vesting of outstanding equity for certain employees on October 1, 2013, as well as the recognition of compensation over the remaining vesting period for severed employees.

Unrecognized future stock-based compensation expense was $672.0 million as of December 31, 2015, including $319.8 million from the Allergan Acquisition and $115.4 million from the Forest Acquisition. This amount will be recognized as an expense over a remaining weighted average period of 1.7 years. Stock-based compensation is being amortized and charged to operations over the same period as the restrictions are eliminated for the participants, which is generally on a straight-line basis.

Share Activity

The following is a summary of equity award activity for unvested restricted stock and stock units in the period from December 31, 2014 through December 31, 2015:

(in millions, except per share data)	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Grant Date Fair Value
Restricted shares / units outstanding at December 31, 2014	2.1	$148.79	1.3	$312.5
Granted	0.5	304.94		152.5
Vested	(1.0)	(127.15)		(128.1)
Assumed as part of the Allergan Acquisition **	0.5	218.47		102.8
Forfeited	(0.1)	(152.63)		(19.9)
Restricted shares / units outstanding at December 31, 2015	2.0	$209.90	1.7	$419.8

**	Assumed as part of the Allergan Acquisition for the pro rata portion representing future compensation as of March 17, 2015.

The following is a summary of equity award activity for non-qualified options to purchase ordinary shares in the period from December 31, 2014 through December 31, 2015:

(in millions, except per share data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2014	5.4	$93.96	7.3	$858.9
Granted	0.2	300.29
Exercised	(2.4)	(134.54)
Assumed as part of the Allergan Acquisition**	7.0	103.63
Assumed as part of the Kythera Acquisition***	0.7	127.02
Cancelled	(0.4)	(135.92)
Outstanding, December 31, 2015	10.5	$149.11	6.7	$1,707.8
Vested and expected to vest at December 31, 2015	9.9	$148.14	6.7	$1,620.5

**	Assumed as part of the Allergan Acquisition for the pro rata portion representing future compensation as of March 17, 2015.
***	Assumed as part of the Kythera Acquisition for the pro rata portion representing future compensation as of October 1, 2015.

NOTE 10 — Pension and Other Postretirement Benefit Plans

Defined Benefit Plan Obligations

The Company has numerous defined benefit plans offered to employees around the world. For these plans, retirement benefits are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances.  Prior to the Warner Chilcott Acquisition, which occurred on October 1, 2013, there were no material continuing operations defined benefit plans.  As such, activity within the year ended December 31, 2013 was immaterial.

The net periodic benefit cost of the defined benefit plans was de minimis for the year ended December 31, 2013. The net periodic benefit cost of the defined benefit plans for continuing operations for the years ended December 31, 2015 and 2014 was as follows ($ in millions):

	Defined Benefit Year Ended December 31,
	2015	2014
Service cost	$5.0	$2.0
Interest cost	35.0	3.3
Expected Return on plan assets	(46.4)	(3.5)
Settlement	(4.3)	-
Net periodic benefit (income) cost	$(10.7)	$1.8

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

Benefit obligation and asset data for the defined benefit plans for continuing operations, were as follows ($ in millions):

	Year Ended December 31,
	2015(1)	2014
Change in Plan Assets
Fair value of plan assets at beginning of year	$83.6	$79.9
Fair value of plan assets assumed in the Allergan Acquisition	1,042.0	-
Employer contribution	107.6	3.2
Return on plan assets	(60.3)	13.9
Benefits paid	(21.5)	(2.9)
Settlements	(100.0)	-
Effects of exchange rate changes	(0.3)	(10.5)
Fair value of plan assets at end of year	$1,051.1	$83.6

	Year Ended December 31,
	2015(1)	2014
Change in Benefit Obligation
Benefit obligation at beginning of the year	$111.6	$96.5
Benefit obligation assumed in the Allergan Acquisition	1,344.6	-
Service cost	5.0	2.0
Interest cost	35.0	3.3
Actuarial loss/(gain)	(191.2)	27.0
Curtailments	-	(0.7)
Settlements and other	(101.1)	-
Benefits paid	(21.5)	(2.8)
Effects of exchange rate changes	6.1	(13.7)
Benefit obligation at end of year	$1,188.5	$111.6
Funded status at end of year	$(137.4)	$(28.0)

(1)	The year ended December 31, 2015 includes benefit obligation and asset data from the Allergan Plans following the Allergan Acquisition on March 17, 2015.

The following table outlines the funded actuarial amounts recognized ($ in millions):

	As of December 31,
	2015	2014
Current liabilities	$(29.3)	$(2.7)
Noncurrent liabilities	(108.1)	(25.3)
	$(137.4)	$(28.0)

The underfunding of pension benefits is primarily a function of the different funding incentives that exist outside of the United States. In certain countries, there are no legal requirements or financial incentives provided to companies to pre-fund pension obligations. In these instances, benefit payments are typically paid directly by the Company as they become due.

Discontinued Operations

As of December 31, 2015 and 2014, the following is the plan assets and liabilities included in assets and liabilities held for sale as part of the Teva Transaction ($ in millions):

	Year Ended December 31,
	2015(1)	2014
Fair value of plan assets at end of year	$111.9	$112.5
Benefit obligation at end of year	$161.8	$174.5
Funded status at end of year	$(49.9)	$(62.0)

For the years ended December 31, 2015, 2014 and 2013, the Company recognized $6.8 million, $4.7 million and $7.1 million, respectively, as a component of income from discontinued operations related to the Teva Transaction.

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

The fair values of the Company’s pension plan assets for continuing operations at December 31, 2015 by asset category are as follows ($ in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investment funds
U.S. equities	$114.6	$-	$-	$114.6
International equities	151.3	-	-	151.3
Other equity securities	99.1	-	-	99.1
Equity securities	$365.0	$-	$-	$365.0

U.S. Treasury bonds	$-	$120.6	$-	$120.6
Bonds and bond funds	-	490.7	-	490.7
Other debt securities	-	60.0	-	60.0
Debt securities	$-	$671.3	$-	$671.3
Other investments
Other	-	14.8	-	14.8
Total assets	$365.0	$686.1	$-	$1,051.1

The fair values of the Company’s pension plan assets for continuing operations at December 31, 2014 by asset category are as follows ($ in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investment funds
Equity securities	$24.9	$-	$-	$24.9
Debt securities	-	56.5	-	56.5
Other investments
Other	-	2.2	-	2.2
Total assets	$24.9	$58.7	$-	$83.6

The assets of the pension plan are held in separately administered trusts. The investment guidelines for the Company’s pension plans is to create an asset allocation that is expected to deliver a rate of return sufficient to meet the long-term obligation of the plan, given an acceptable level of risk. The target investment portfolio of the Company’s continuing operations pension plans is allocated as follows:

	Target Allocation as of December 31,
	2015(1)	2014
Bonds	35.0%	30.0%
Equity securities	62.5%	67.5%
Other investments	2.5%	2.5%

(1)	Includes the asset allocation of the Allergan Plans following the Allergan Acquisition on March 17, 2015.

Expected Contributions

Employer contributions to the pension plan during the year ending December 31, 2016 are expected to be $29.3 million for continuing operations and $6.0 million for discontinued operations.

Expected Benefit Payments

Total expected benefit payments for the Company’s continuing operations pension plans are as follows ($ in millions):

2016	$29.3
2017	31.7
2018	34.6
2019	37.6
2020	40.5
Thereafter	1,014.8
Total liability	$1,188.5

Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service. The majority of the payments will be paid from plan assets and not Company assets.

Information for continuing operations defined benefit plans with an accumulated benefit obligation in excess of plan assets is presented below ($ in millions):

	Defined Benefit as of December 31,
	2015	2014
Projected benefit obligations	$1,188.5	$111.6
Accumulated benefit obligations	$1,054.6	$100.8
Plan assets	$904.3	$83.6

Amounts Recognized in Other Comprehensive Income / (Loss)

Net loss / gain amounts reflect experience differentials primarily relating to differences between expected and actual returns on plan assets as well as the effects of changes in actuarial assumptions. Net loss amounts in excess of certain thresholds are amortized into net pension cost over the average remaining service life of employees. Balances recognized within accumulated other comprehensive income/(loss) that have not been recognized as components of net periodic benefit costs are as follows ($ in millions):

Defined Benefit
Balance as of December 31, 2013	$5.6
Net actuarial loss	(36.4)
Balance as of December 31, 2014	(30.8)
Net actuarial gain	101.2
Balance as of December 31, 2015	$70.4

Actuarial Assumptions

The weighted average assumptions used to calculate the projected benefit obligations of the Company’s defined benefit plans, including assets and liabilities held for sale, are as follows:

	As of December 31,
	2015	2014
Discount rate	3.8%	2.9%
Salary growth rate	3.7%	3.7%

The weighted average assumptions used to calculate the net periodic benefit cost of the Company’s defined benefit plans, including assets and liabilities held for sale, are as follows:

	As of December 31,
	2015	2014
Discount rate	3.5%	3.9%
Expected rate of return on plan assets	4.6%	4.9%
Salary growth rate	3.5%	3.7%

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

Other Post-Employment Benefit Plans

As a result of the Allergan and Forest acquisitions, the Company assumed post-retirement benefit plans.  Accumulated benefit obligation and asset data for the defined benefit plans, were as follows ($ in millions):

Accumulated benefit obligation as of December 31, 2013	$-
Accumulated benefit obligation assumed as part of the Forest Acquisition	14.0
Interest cost	0.4
Actuarial loss	6.4
Benefits paid	(0.3)
Accumulated benefit obligation as of December 31, 2014	$20.5
Accumulated benefit obligation assumed as part of the Allergan Acquisition	60.2
Interest cost	(2.3)
Actuarial gain	(26.3)
Benefits paid	(2.0)
Accumulated benefit obligation as of December 31, 2015	$50.1

Savings Plans

The Company also maintains certain defined contribution savings plans covering substantially all U.S.-based employees. The Company contributes to the plans based upon the employee contributions. The Company’s contributions to these retirement plans for amounts included in continuing operations were $26.6 million, $35.0 million and $24.9 million in the years ended December 31, 2015, 2014 and 2013, respectively.  The Company’s contributions to these retirement plans for amounts included in income from discontinued operations were $23.6 million, $31.0 million and $22.0 million in the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 11 — Other Income (Expense)

Other income (expense) consisted of the following ($ in millions):

	Years Ended December 31,
	2015	2014	2013
Bridge loan commitment fee	$(264.9)	$(73.6)	$-
Interest rate lock	31.0	-	-
Extinguishment of debt	-	29.9	(18.5)
Other (expense) income	0.1	16.4	(0.1)
Other (expense) income, net	$(233.8)	$(27.3)	$(18.6)

Bridge Loan Commitment Fee

During the year ended December 31, 2015, in connection with the Allergan Acquisition, we incurred costs associated with bridge loan commitments of $264.9 million.

During the year ended December 31, 2014, the Company recognized an expense of $47.8 million associated with the Allergan Acquisition bridge and term loan financing commitment fees. In connection with the Forest Acquisition, we secured a bridge loan commitment of up to $7.0 billion and incurred associated commitment costs of $25.8 million, which have been expensed in full.

Interest rate lock

During the year ended December 31, 2015, the Company entered into interest rate locks on a portion of the $21.0 billion of debt issued as part of the Allergan Acquisition. As a result of the interest rate locks, the Company recorded income of $31.0 million.

Extinguishment of Debt

On July 21, 2014, the Company redeemed the WC Notes (defined below) for $1,311.8 million, which included a make-whole premium of $61.8 million and the principal amount of the WC Notes of $1,250.0 million. As a result of the transaction, the Company recognized a gain of $29.9 million, which includes the write-off of the then outstanding unamortized premium.

As a result of the extinguishment of our $450.0 million 5.000% senior notes due 2014, the Company recorded a loss of $17.1 million in the year ended December 31, 2013. In addition, the Company incurred a $1.4 million non-cash write-off of deferred loan costs in connection with the optional prepayment of term loan indebtedness.

NOTE 12 — Inventories

Inventories consist of finished goods held for sale and distribution, raw materials and work-in-process. Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). The Company writes down inventories to net realizable value based on forecasted demand, market conditions or other factors, which may differ from actual results.

Inventories consisted of the following as of December 31, 2015 and 2014 ($ in millions):

	December 31,	December 31,
	2015	2014
Raw materials	$242.3	$203.5
Work-in-process	149.7	80.9
Finished goods	706.3	763.6
	1,098.3	1,048.0
Less: inventory reserves	88.6	63.4
Total Inventories	$1,009.7	$984.6

Included in finished goods were the following amounts related to the fair-value step-up of acquired inventory ($ in millions):

	Allergan	Forest	Durata	Warner Chilcott
	Acquisition	Acquisition	Acquisition	Acquisition	Total
December 31, 2015	$21.6	$20.1	$4.4	$-	$46.1
December 31, 2014	$-	$244.7	$16.3	$1.9	$262.9

NOTE 13 — Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following ($ in millions):

	December 31, 2015	December 31, 2014
Accrued expenses:
Accrued third-party rebates	$1,281.6	$904.6
Accrued payroll and related benefits	409.7	198.7
Accrued R&D expenditures	384.1	169.9
Interest payable	312.0	82.7
Accrued returns	288.4	250.3
Litigation-related reserves and legal fees	213.5	300.9
Accrued non-provision taxes	100.3	3.3
Accrued pharmaceutical fees	162.2	118.7
Accrued selling and marketing expenditures	127.2	9.6
Royalties payable	126.9	128.9
Accrued severance, retention and other shutdown costs	110.4	107.2
Current portion of contingent consideration obligations	79.9	233.9
Accrued professional fees	25.4	39.3
Dividends payable	23.9	-
Manufacturing related	14.9	11.2
Accrued warranties	7.6	-
Other accrued expenses	312.1	147.6
Total accrued expenses	$3,980.1	$2,706.8
Accounts payable	369.4	323.3
Total Accounts Payable and Accrued Expenses	$4,349.5	$3,030.1

NOTE 14 — Property, plant and equipment, net

Property, plant and equipment, net consisted of the following, as well as the net book value of continuing operations and discontinued operations as of December 31, 2015 and 2014 ($ in millions):

	Machinery and Equipment	Research and Laboratory Equipment	Other	Transportation	Land, Buildings and Leasehold Improvements	Construction in Progress	Total
At December 31, 2014	$950.3	$155.5	$365.4	$85.7	$907.1	$150.7	$2,614.7
Additions	79.8	4.1	40.0	77.5	10.8	236.2	448.4
Additions due to acquisitions	224.4	19.1	72.3	1.0	585.2	312.5	1,214.5
Disposals/transfers/impairments	19.9	(6.3)	(23.3)	(9.4)	(20.3)	(118.1)	(157.5)
Transfer to assets held for sale	-	-	-	-	(4.5)	-	(4.5)
Currency translation	(42.7)	(0.5)	(8.9)	(4.3)	(38.4)	(2.9)	(97.7)
At December 31, 2015	$1,231.7	$171.9	$445.5	$150.5	$1,439.9	$578.4	$4,017.9
Accumulated depreciation
At December 31, 2014	$415.3	$130.8	$249.4	$11.4	$213.1	$-	$1,020.0
Additions	65.7	8.3	78.7	12.3	53.3	-	218.3
Disposals/transfers/impairments	(22.6)	(8.3)	(23.3)	(6.0)	(60.5)	-	(120.7)
Transfer to assets held for sale	-	-	-	-	-	-	-
Currency translation	(16.2)	(0.7)	(4.6)	(1.4)	(6.3)	-	(29.2)
At December 31, 2015	$442.2	$130.1	$300.2	$16.3	$199.6	$-	$1,088.4

	Machinery and Equipment	Research and Laboratory Equipment	Other	Transportation	Land, Buildings and Leasehold Improvements	Construction in Progress	Total
At December 31, 2014	$535.0	$24.7	$116.0	$74.3	$694.0	$150.7	$1,594.7
Continuing Operations	$30.9	$2.4	$51.0	$53.4	$109.1	$36.6	$283.4
Discontinued Operations	$504.1	$22.3	$65.0	$20.9	$584.9	$114.1	$1,311.3

At December 31, 2015	$789.5	$41.8	$145.3	$134.2	$1,240.3	$578.4	$2,929.5
Continuing Operations	$269.2	$17.8	$90.9	$117.5	$654.6	$423.9	$1,573.9
Discontinued Operations	$520.3	$24.0	$54.4	$16.7	$585.7	$154.5	$1,355.6

Depreciation expense for continuing operations was $128.6 million, $71.3 million and $35.1 million in the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 15 — Other assets

Prepaid expenses and other current assets consisted of the following ($ in millions):

	December 31, 2015	December 31, 2014
Prepaid taxes	$240.5	$207.7
Current portion of deferred loan costs	36.3	124.9
Prepaid insurance	24.1	14.0
Other	257.6	132.2
Total prepaid expenses and other current assets	$558.5	$478.8

Investments in marketable securities and other investments consisted of the following ($ in millions):

	December 31, 2015	December 31, 2014
Marketable securities:
U.S. Treasury and agency securities — maturing within one year	$9.3	$1.0
Total marketable securities	$9.3	$1.0
Investments and other assets:
Deferred loan costs	$159.5	$58.9
Legacy Allergan Deferred executive compensation investments	118.1	-
Equity method investments	17.3	0.1
Cost method investments	16.7	0.3
Other long-term investments	78.2	53.9
Taxes receivable	39.6	-
Other assets	148.0	40.1
Total investments and other assets	$577.4	$153.3

The Company’s marketable securities and other long-term investments are classified as available-for-sale and are recorded at fair value based on quoted market prices using the specific identification method. These investments are classified as either current or non-current, as appropriate, in the Company’s consolidated balance sheets.

The following table provides a summary of the fair value and unrealized gains (losses) related to the Company’s available-for-sale securities ($ in millions):

At December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. treasury and agency securities	$29.9	$-	$-	$29.9
Total	$29.9	$-	$-	$29.9

At December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. treasury and agency securities	$1.0	$-	$-	$1.0
Total	$1.0	$-	$-	$1.0

Current Investments

The Company invests in U.S. treasury and agency securities. These investments are included in marketable securities on the Company’s consolidated balance sheets at December 31, 2015 and 2014. Current investments are classified as available-for-sale and are recorded at fair value based on quoted market prices.

Investment in Equity Method Investments

The Company’s equity method investments at December 31, 2015 and 2014 consist of various equity method investments in privately held companies.

Cost Method Investments

The Company’s cost method investments consist primarily of investments in common shares of a number of private and public companies where its ownership interest is less than 20% or where it does not have the ability to exercise significant influence.

The movements in long-term investments were as follows ($ in millions):

	Equity Method Investments	Cost Method and Other Long-term Investments
Balance at December 31, 2014	$0.1	$54.2
Additions	-	20.0
Acquired from the Allergan Acquisition	17.3	15.0
Other	(0.1)	5.7
Balance at December 31, 2015	$17.3	$94.9

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

Other Assets

Other assets include security and equipment deposits and long-term receivables.

NOTE 16 — Goodwill, Product Rights and Other Intangible Assets

Goodwill

Goodwill for the Company’s reporting segments consisted of the following ($ in millions):

	US Brands	US Medical Aesthetics	International Brands	Anda Distribution	Total
Balance as of December 31, 2014	$20,603.7	$-	$207.6	$86.3	$20,897.6
Additions through acquisitions	15,435.8	4,006.7	8,283.8	-	27,726.3
Measurement period adjustments and other	68.0	-	-	-	68.0
Held for sale	-	-	(2,385.8)	-	(2,385.8)
Foreign exchange and other adjustments	-	-	245.4	-	245.4
Balance as of December 31, 2015	$36,107.5	$4,006.7	$6,351.0	$86.3	$46,551.5

As of December 31, 2015 and 2014, the gross balance of goodwill, pre-impairments, was $46,568.8 million and $20,914.9 million, respectively.

The following items had a significant impact on goodwill in the year ended December 31, 2015:

•	An increase in goodwill of $27,088.9 million resulting from the Allergan Acquisition;
•

A decrease in goodwill due to classification of goodwill held for sale in connection with the Teva Transaction of $2,385.8 million. Goodwill was allocated based on the relative fair value of the former International Brands and Global Generics segments respective reporting units between the assets remaining with Allergan versus those held for sale based upon the expected price to be received upon disposition of the assets.  Included within this total is goodwill acquired in the Auden Acquisition of $123.3 million.  The balance of goodwill which was held for sale as of December 31, 2014 was $3,623.9 million;

•	An increase in goodwill of $33.3 million resulting from the Oculeve Acquisition;
•	An increase in goodwill of $328.7 million resulting from the Kythera Acquisition;
•	An increase in goodwill of $138.5 million resulting from the AqueSys Acqusition;
•	An increase in goodwill of $13.6 million resulting from the Northwood Acquisition; and

•

Measurement period adjustments decreasing goodwill of $21.3 million resulting from the Forest and Durata Acquisitions and an out-of-period adjustment in goodwill of $83.6 million relating to the Forest Acquisition.

During the second quarter of 2013, concurrent with the availability of discrete financial information for our discontinued operations’ new reporting units, the Company completed an extensive review of its operating businesses, including exploring options for addressing overall profitability of seven Western European commercial operations consisting of, among other things, restructuring their operations, refocusing their activities on specific sub-markets, as well as potential divestitures of such businesses to other third parties. The potential impact of these conditions were considered in the Company’s projections when determining the indicated fair value of its then current reporting units for the impairment tests that were performed during the second quarter of 2013. Upon completion of step one of the impairment analysis for each of the Company’s reporting units, it was concluded the fair value of the then current Actavis Pharma — Europe reporting unit was below its carrying value including goodwill. As a result of completing step two of the Company’s impairment analysis, the Company recorded an impairment of the then current Actavis Pharma — Europe reporting unit of $647.5 million, representing primarily all the goodwill allocated to this reporting unit, in the year ended December 31, 2013, which is included as a component of income from discontinued operations.

Product Rights and Other Intangible Assets

Product rights and other intangible assets consisted of the following for the years ended December 31, 2015 and 2014 ($ in millions):

Cost Basis	Balance as of December 31, 2014	Acquisitions	Impairments	IPR&D to CMP Transfers	Disposals/ Held for Sale/ Other	Foreign Currency Translation	Balance as of December 31, 2015
Intangibles with definite lives:
Product rights and other related intangibles	$15,305.7	$47,163.8	$(242.2)	$3,128.5	$(975.5)	$163.9	$64,544.2
Trade name	-	690.0	-	-	-	-	690.0
Total definite-lived intangible assets	$15,305.7	$47,853.8	$(242.2)	$3,128.5	$(975.5)	$163.9	$65,234.2
Intangibles with indefinite lives:
IPR&D	$4,116.4	$10,714.4	$(511.6)	$(3,128.5)	$(38.8)	$(23.7)	$11,128.2
Trade name	76.2	-	-	-	-	-	76.2
Total indefinite- lived intangible assets	$4,192.6	$10,714.4	$(511.6)	$(3,128.5)	$(38.8)	$(23.7)	$11,204.4
Total product rights and related intangibles	$19,498.3	$58,568.2	$(753.8)	$-	$(1,014.3)	$140.2	$76,438.6

Accumulated Amortization	Balance as of December 31, 2014	Amortization	Impairments	Disposals/ Held for Sale/ Other	Foreign Currency Translation	Balance as of December 31, 2015
Intangibles with definite lives:
Product rights and other related intangibles	$(3,407.6)	$(5,393.9)	$(7.5)	$361.7	$(0.1)	$(8,447.4)
Trade name	-	(59.5)	-	-	-	(59.5)
Total definite-lived intangible assets	$(3,407.6)	$(5,453.4)	$(7.5)	$361.7	$(0.1)	$(8,506.9)
Total product rights and related intangibles	$(3,407.6)	$(5,453.4)	$(7.5)	$361.7	$(0.1)	$(8,506.9)
Net Product Rights and Other Intangibles	$16,090.7					$67,931.7

The following items had a significant impact on net product rights and other intangibles in the year ended December 31, 2015:

•

The Company acquired intangible assets in connection with the Allergan Acquisition of $54,750.5 million, including product rights and other related intangibles, trade name and IPR&D assets of $44,360.5 million, $690.0 million, and $9,700.0 million, respectively;

•	The Company acquired IPR&D assets of $286.0 million in connection with the Oculeve Acquisition;
•	The Company acquired CMP and IPR&D assets of $2,120.0 million and $320.0 million, respectively, in connection with the Kythera Acquisition;
•	The Company acquired CMP and IPR&D assets of $221.0 million and $302.0 million, respectively, in connection with the AqueSys Acquisition;
•	The Company acquired CMP and IPR&D assets of $19.5 million and $13.6 million, respectively, in connection with Northwood Acquisition;
•	In the year ended December 31, 2015, the Company divested Doryx resulting in a reduction of intangible assets of approximately $46.6 million;
•

In the year ended December 31, 2015, the Company recognized $511.6 million in IPR&D impairments which reduced product rights and other intangibles.  As part of IPR&D impairments, the Company made the decision to abandon a select IPR&D asset (acquired in connection with the Allergan Acquisition) based on the review of research studies, resulting in an impairment of the full asset value of $300.0 million. The Company recorded an impairment of $192.1 million related to a reduction in cash flows for women’s healthcare portfolio products acquired in the Warner Chilcott Acquisition as planned promotional initiatives on these future products has been reduced.  The Company also recorded an impairment of $14.0 million due to the expected delay in the launch of a product acquired as part of the Allergan Acquisition;

•	In the year ended December 31, 2015, the Company recorded an impairment to CMP $206.1 million related to the abandonment of an surgical product line;
•	In the year ended December 31, 2015, the Company wrote off the value of royalty rights that expired in connection with the Respiratory Sale of $38.8 million; and
•	In the year ended December 31, 2015, the Company recognized an out-of-period adjustment in intangible assets relating to the Forest Acquisition of $135.0 million relating to a contract termination.

Product rights and other intangible assets consisted of the following for the years ended December 31, 2014 and 2013 ($ in millions):

Cost Basis	Balance as of December 31, 2013	Acquisitions	Impairments	IPR&D to CMP Transfers	Disposals/ Held for Sale/ Other	Foreign Currency Translation	Balance as of December 31, 2014
Intangibles with definite lives:
Product rights and other related intangibles	$4,006.6	$11,850.8	$-	$140.0	$(685.5)	$(6.2)	$15,305.7
Trade name	-	-	-	-	-	-	-
Total definite-lived intangible assets	$4,006.6	$11,850.8	$-	$140.0	$(685.5)	$(6.2)	$15,305.7
Intangibles with indefinite lives:
IPR&D	$2,116.0	$2,675.8	$(424.3)	$(140.0)	$(36.3)	$(74.8)	$4,116.4
Trade name	76.2	-	-	-	-	-	76.2
Total indefinite-lived intangible assets	$2,192.2	$2,675.8	$(424.3)	$(140.0)	$(36.3)	$(74.8)	$4,192.6
Total product rights and related intangibles	$6,198.8	$14,526.6	$(424.3)	$-	$(721.8)	$(81.0)	$19,498.3

Accumulated Amortization	Balance as of December 31, 2013	Amortization	Impairments	Disposals/ Held for Sale/ Other	Foreign Currency Translation	Balance as of December 31, 2014
Intangibles with definite lives:
Product rights and other related intangibles	$(1,160.8)	$(1,945.5)	$(289.7)	$8.5	$(20.1)	$(3,407.6)
Trade name	-	-	-	-	-	-
Total definite-lived intangible assets	$(1,160.8)	$(1,945.5)	$(289.7)	$8.5	$(20.1)	$(3,407.6)
Total product rights and related intangibles	$(1,160.8)	$(1,945.5)	$(289.7)	$8.5	$(20.1)	$(3,407.6)
Net Product Rights and Other Intangibles	$5,038.0					$16,090.7

The following items had a significant impact on net product rights and other intangibles in the year ended December 31, 2014:

•

On July 1, 2014, the Company acquired intangible assets in connection with the Forest Acquisition of $12,256.5 million, including IPR&D assets of $1,362.0 million, primarily related to continuing operations. On July 1, 2014, the Company divested certain products resulting in a reduction of intangible assets of approximately $13.5 million.

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

•

In connection with the Forest Acquisition, the Company reviewed all ongoing R&D projects of both legacy Forest and Allergan plc. As a result of that review, the Company aligned future R&D expenditures with revised strategic priorities. As a result of this review, the Company abandoned certain ongoing R&D projects resulting in an impairment charge of $165.0 million in the year ended December 31, 2014.

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

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, continuing operations related to annual amortization expense on product rights and other related intangibles as of December 31, 2015 over each of the next five years is estimated to be as follows ($ in millions):

Amortization Expense
2016	$6,349.0
2017	$6,286.8
2018	$5,799.1
2019	$5,717.3
2020	$5,470.8

The above amortization expense is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, finalization of preliminary fair value estimate, potential impairments, accelerated amortization or other events.

NOTE 17 — Long-Term Debt and Leases

Debt consisted of the following ($ in millions):

	Balance As of		Fair Market Value As of
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Senior Notes:
Floating Rate Notes
$500.0 million floating rate notes due September 1, 2016	$500.0	$-	$500.5	$-
$500.0 million floating rate notes due March 12, 2018	500.0	-	499.6	-
$500.0 million floating rate notes due March 12, 2020	500.0	-	496.2	-
	1,500.0	-	1,496.3	-
Fixed Rate Notes
$800.0 million 5.750% notes due April 1, 2016	800.0	-	808.4	-
$1,000.0 million 1.850% notes due March 1, 2017	1,000.0	-	1,001.5	-
$500.0 million 1.300% notes due June 15, 2017	500.0	500.0	496.3	489.0
$1,200.0 million 1.875% notes due October 1, 2017	1,200.0	1,200.0	1,196.0	1,187.3
$3,000.0 million 2.350% notes due March 12, 2018	3,000.0	-	3,004.6	-
$250.0 million 1.350% notes due March 15, 2018	250.0	-	244.9	-
$1,050.0 million 4.375% notes due February 1, 2019	1,050.0	1,050.0	1,099.5	1,111.4
$500.0 million 2.450% notes due June 15, 2019	500.0	500.0	494.4	498.2
$400.0 million 6.125% notes due August 15, 2019	400.0	400.0	444.2	457.9
$3,500.0 million 3.000% notes due March 12, 2020	3,500.0	-	3,505.1	-
$650.0 million 3.375% notes due September 15, 2020	650.0	-	656.6	-
$750.0 million 4.875% notes due February 15, 2021	750.0	750.0	807.4	808.9
$1,200.0 million 5.000% notes due December 15, 2021	1,200.0	1,200.0	1,299.4	1,301.0
$3,000.0 million 3.450% notes due March 15, 2022	3,000.0	-	3,006.8	-
$1,700.0 million 3.250% notes due October 1, 2022	1,700.0	1,700.0	1,669.6	1,647.5
$350.0 million 2.800% notes due March 15, 2023	350.0	-	327.7	-
$1,200.0 million 3.850% notes due June 15, 2024	1,200.0	1,200.0	1,202.6	1,215.5
$4,000.0 million 3.800% notes due March 15, 2025	4,000.0	-	3,984.6	-
$2,500.0 million 4.550% notes due March 15, 2035	2,500.0	-	2,462.2	-
$1,000.0 million 4.625% notes due October 1, 2042	1,000.0	1,000.0	956.1	980.1
$1,500.0 million 4.850% notes due June 15, 2044	1,500.0	1,500.0	1,483.6	1,539.9
$2,500.0 million 4.750% notes due March 15, 2045	2,500.0	-	2,452.7	-
	32,550.0	11,000.0	32,604.2	11,236.7
Total Senior Notes Gross	34,050.0	11,000.0	34,100.5	11,236.7
Unamortized premium	225.9	239.9	-	-
Unamortized discount	(107.4)	(52.1)	-	-
Total Senior Notes Net	34,168.5	11,187.8	34,100.5	11,236.7
Term Loan Indebtedness:
WC Term Loan
WC Three Year Tranche variable rate debt maturing October 1, 2016	191.5	506.9
WC Five Year Tranche variable rate debt maturing October 1, 2018**	498.8	744.7
	690.3	1,251.6
ACT Term Loan
2017 Term Loan variable rate debt maturing October 31, 2017**	572.1	932.6
2019 Term Loan variable rate debt maturing July 1, 2019**	1,700.0	1,900.0
	2,272.1	2,832.6
AGN Term Loan
AGN Three Year Tranche variable rate debt maturing March 17, 2018	2,750.0	-
AGN Five Year Tranche variable rate debt maturing March 17, 2020**	2,543.8	-
	5,293.8	-
Total Term Loan Indebtedness	8,256.2	4,084.2
Other Indebtedness
Revolver Borrowings	200.0	255.0
Other	97.4	-
Total Other Borrowings	297.4	255.0
Capital Leases	4.1	4.1
Total Indebtedness	$42,726.2	$15,531.1

**	The indebtedness requires a quarterly repayment of 2.5%.

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

Acquired Allergan Notes

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

2014 Notes Issuance

On June 10, 2014, Actavis Funding SCS, a limited partnership (societe en commandite simple), organized under the laws of the Grand Duchy of Luxembourg, an indirect subsidiary of Allergan plc, issued the $500.0 million 1.300% notes due 2017, $500.0 million 2.450% notes due 2019, $1,200.0 million 3.850% notes due 2024 and $1,500.0 million 4.850% notes due 2044 (the “2014 New Notes”). Interest payments are due on the 2014 New Notes on June 15 and December 15 semi-annually, beginning on December 15, 2014. The guarantors of the debt are Warner Chilcott Limited, Actavis Capital S.a.r.l., and Actavis, Inc. Allergan plc will not guarantee the 2014 New Notes.

Actavis, Inc. Supplemental Indenture

On October 1, 2013, the Company, Actavis, Inc., a wholly owned subsidiary of the Company, and Wells Fargo Bank, National Association, as trustee, entered into a fourth supplemental indenture (the “Fourth Supplemental Indenture”) to the indenture, dated as of August 24, 2009 (the “Base Indenture” and, together with the First Supplemental Indenture, the Second Supplemental Indenture and the Third Supplemental Indenture (each as defined below), the “Indenture”), as supplemented by the first supplemental indenture, dated as of August 24, 2009 (the “First Supplemental Indenture”), the second supplemental indenture, dated as of May 7, 2010 (the “Second Supplemental Indenture”), and the third supplemental indenture, dated as of October 2, 2012 (the “Third Supplemental Indenture”). Pursuant to the Fourth Supplemental Indenture, the Company has provided a full and unconditional guarantee of Actavis, Inc.’s obligations under its then outstanding $450.0 million 5.000% senior notes due August 15, 2014, (the “2014 Notes”), its $400.0 million 6.125% senior notes due August 15, 2019 (the “2019 Notes”), its $1,200.0 million 1.875% senior notes due October 1, 2017 (the “2017 Notes”), its $1,700.0 million 3.250% senior notes due October 1, 2022 (the “2022 Notes”) and its $1,000.0 million 4.625% Senior Notes due October 1, 2042 (the “2042 Notes”).

WC Supplemental Indenture

On October 1, 2013, the Company, WCCL (defined below), Warner Chilcott Finance LLC (the “Co-Issuer” and together with WC Company, the “Issuers”) and Wells Fargo Bank, National Association, as trustee (the “WC Trustee”), entered into a third supplemental indenture (the “Supplemental Indenture”) to the indenture, dated as of August 20, 2010 (the “WC Indenture”), among the Issuers, the guarantors party thereto and the WC Trustee, with respect to the Issuers’ WC Notes. Pursuant to the Supplemental Indenture, the Company had provided a full and unconditional guarantee of the Issuers’ obligations under the WC Notes and the WC Indenture.

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

Credit Facility Indebtedness

WC Term Loan Agreement

On December 17, 2014, Allergan plc and certain of its subsidiaries entered into a second amendment agreement (the “WC Term Loan Amendment”) among Allergan plc, Warner Chilcott Limited, Warner Chilcott Finance, LLC, Actavis WC 2 S.à r.l. (“Actavis WC 2”), Warner Chilcott Company, LLC (“WCCL”), Warner Chilcott Corporation (“WC Corporation” and together with Actavis WC 2 and WCCL, the “WC Borrowers”), Bank of America, N.A. (“BofA”), as administrative agent, and the lenders party thereto. The WC

Term Loan Amendment amends and restates Allergan plc’s existing amended and restated WC term loan credit and guaranty agreement, dated as of June 9, 2014 (such agreement, prior to its amendment and restatement pursuant to the WC Term Loan Amendment, the “2014 WC Term Loan Agreement” and the 2014 WC Term Loan Agreement as amended and restated by the WC Term Loan Amendment, the “WC Term Loan Agreement”), among the WC Borrowers, Allergan plc, Warner Chilcott Limited, Warner Chilcott Finance, LLC, the lenders from time to time party thereto and BofA, as administrative agent, which amended and restated Allergan plc’s existing WC term loan credit and guaranty agreement, dated as of August 1, 2013 (such agreement, prior to its amendment and restatement, the “Existing WC Term Loan Agreement”) among the WC Borrowers, Warner Chilcott Finance, LLC, Actavis Limited, BofA, as administrative agent and a syndicate of banks participating as lenders.

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

The Company is subject to, and, at December 31, 2015, was in compliance with, all financial and operational covenants under the terms of the WC Term Loan Agreement.  In February 2016, the Company prepaid approximately $310.0 million of indebtedness under the outstanding WC Five Year Tranche.

ACT Term Loan

On December 17, 2014, Allergan plc and certain of its subsidiaries entered into a third amendment agreement (the “ACT Term Loan Amendment”) among Allergan plc, Warner Chilcott Limited, Actavis Capital, Actavis, Inc., Actavis Funding SCS, BofA, as administrative agent, and the lenders party thereto. The ACT Term Loan Amendment amends and restates Allergan plc’s existing second amended and restated Allergan term loan credit and guaranty agreement, dated as of March 31, 2014 (such agreement, prior to its amendment and restatement pursuant to the ACT Term Loan Amendment, the “2014 ACT Term Loan Agreement” and the 2014 ACT Term Loan Agreement as amended and restated by the ACT Term Loan Amendment, the “ACT Term Loan”) among Actavis Capital, Allergan plc, Warner Chilcott Limited, Actavis, Inc., Actavis Funding SCS, BofA, as administrative agent, and the lenders from time to time party thereto, which amended and restated Allergan plc’s existing amended and restated Allergan term loan credit and guaranty agreement, dated as of October 1, 2013 (such agreement, prior to its amendment and restatement, the “Existing ACT Term Loan Agreement”) among Actavis Capital, Allergan plc, Actavis, Inc., BofA, as administrative agent, and the lenders from time to time party thereto.

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

The Company is subject to, and at December 31, 2015 was in compliance with, all financial and operational covenants under the terms of the ACT Term Loan Agreement.  In February 2016, the Company prepaid approximately $200.0 million of indebtedness under the outstanding 2017 Term Loan.

AGN Term Loan

On December 17, 2014, Allergan, Inc. and certain of its subsidiaries entered into a senior unsecured term loan credit agreement (the “AGN Term Loan”), among Actavis Capital, as borrower, Allergan plc, Warner Chilcott Limited, Actavis, Inc., Actavis Funding SCS, the lenders from time to time party thereto (the “Term Lenders”), JPMorgan Chase Bank, N.A. (“JPMCB”), as administrative agent and the other financial institutions party thereto. Under the AGN Term Loan, the Term Lenders provided (i) a $2.75 billion tranche maturing on March 17, 2018 (the “AGN Three Year Tranche”) and (ii) a $2.75 billion tranche and maturing on March 17, 2020 (the “AGN Five Year Tranche”). The proceeds of borrowings under the AGN Term Loan were used to finance, in part, the cash component of the Allergan Acquisition consideration and certain fees and expenses incurred in connection with the Allergan Acquisition.

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

The Company is subject to, and at December 31, 2015 was in compliance with, all financial and operational covenants under the terms of the AGN Term Loan.

Bridge Loan Facility

On December 17, 2014, Allergan and certain of its subsidiaries entered into a 364-day senior unsecured bridge credit agreement (the “Bridge Loan Facility”), among Actavis Capital, as borrower, Allergan plc, Warner Chilcott Limited, Actavis, Inc., Actavis Funding SCS, the lenders from time to time party thereto, JPMCB, as administrative agent and the other financial institutions party thereto. No amounts were borrowed under the Bridge Loan Facility and the commitments under the Bridge Loan Facility expired on March 17, 2015 upon the closing of the Allergan Acquisition.

Cash Bridge Loan Facility

On March 11, 2015, Allergan and certain of its subsidiaries entered into a 60-day senior unsecured bridge credit agreement (the “Cash Bridge Loan Facility”), among Actavis Capital, as borrower, Allergan plc, Warner Chilcott Limited, Actavis, Inc., Actavis Funding SCS, the lenders from time to time party thereto (the “Cash Bridge Lenders”), JPMCB, as administrative agent and the other financial institutions party thereto. Under the Cash Bridge Loan Facility, the Cash Bridge Lenders committed to provide, subject to certain conditions, unsecured bridge financing, of which $2.8 billion was drawn to finance the Allergan Acquisition on March 17, 2015. The outstanding balance of the Cash Bridge Loan Facility was repaid on April 9, 2015.

Borrowings under the Cash Bridge Loan Facility bore interest at our choice of a per annum rate equal to either (a) a base rate plus an applicable margin per annum varying from 0.00% per annum to 1.00% per annum, depending on the Debt Rating or (b) a Eurodollar rate, plus an applicable margin varying from 1.00% per annum to 2.00% per annum, depending on the Debt Rating.

Revolving Credit Facility

On December 17, 2014, Allergan plc and certain of its subsidiaries entered into a revolving credit loan and guaranty agreement (the “Revolver Agreement”) among Actavis Capital, as borrower, Allergan plc, Warner Chilcott Limited, Actavis, Inc., Actavis Funding SCS, the lenders from time to time party thereto (the “Revolving Lenders”), JPMCB as administrative agent, J.P. Morgan Europe Limited, as London agent, and the other financial institutions party thereto. Under the Revolver Agreement, the Revolving Lenders have committed to provide an unsecured revolving credit facility in an aggregate principal amount of up to $1.0 billion. The Revolver Agreement replaces Allergan plc’s existing $750 million second amended and restated Actavis revolving credit and guaranty agreement dated as of June 30, 2014 (the “Existing Revolver”) among Actavis Capital, Allergan plc, Warner Chilcott Limited, Actavis, Inc., Actavis Funding SCS, BofA, as administrative agent and the lenders from time to time party thereto. At closing, $600.0 million of loans were borrowed under the Revolver Agreement.

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

The obligations of Actavis Capital under the Revolver Agreement are guaranteed by Allergan plc, Warner Chilcott Limited, Actavis, Inc. and Actavis Funding SCS and will be guaranteed by any subsidiary of Allergan (other than Actavis Capital) that becomes a guarantor of third party indebtedness in an aggregate principal amount exceeding $350 million (unless, in the case of a foreign subsidiary, such guarantee would give rise to adverse tax consequences as reasonably determined by Allergan plc).

The Company is subject to, and as of December 31, 2015 was in compliance with, all financial and operational covenants under the terms of the Revolving Credit Facility. In the fourth quarter of 2015, the Company borrowed $800.0 million under the revolving credit facility to fund, in part, the Kythera Acquisition. At December 31, 2015, $200.0 million was outstanding and was paid in full in January 2016. As of December 31, 2015, letters of credit outstanding were $28.8 million. The net availability under the Revolving Credit Facility was $771.2 million.

Annual Debt Maturities

As of December 31, 2015, annual debt maturities were as follows ($ in millions):

Total Payments
2016	$2,175.5
2017	3,999.8
2018	7,095.1
2019	3,325.0
2020	6,093.8
2021 and after	19,617.0
$42,306.2
Capital leases	4.1
Other borrowings	297.4
Unamortized premium	225.9
Unamortized discount	(107.4)
Total Indebtedness	$42,726.2

Amounts represent total anticipated cash payments assuming scheduled repayments.

Lease Commitments

The Company has operating leases for certain facilities and equipment. The terms of the operating leases for the Company’s facility leases require the Company to pay property taxes, normal maintenance expense and maintain minimum insurance coverage. Total rental expense for operating leases for December 31, 2015, 2014, and 2013 was $49.9 million, $69.7 million, and $12.3 million, respectively. The Company also has capital leases for certain facilities and equipment, as addressed below. The future minimum lease payments under both capital and operating leases that have remaining terms in excess of one year are ($ in millions):

	Capital	Operating
2016	$0.3	$29.9
2017	0.3	27.7
2018	0.3	23.6
2019	0.3	21.6
2020	0.3	17.0
Thereafter	2.6	70.8
Total minimum lease payments	$4.1	$190.6
Less: amount representing interest	-
Present value of net minimum lease payments	$4.1

The Company has entered into certain sub-lease agreements which will offset future lease commitments.

NOTE 18 — Other Long-Term Liabilities

Other long-term liabilities consisted of the following ($ in millions):

	December 31,	December 31,
	2015	2014
Acquisition related contingent consideration liabilities	$788.1	$139.9
Long-term pension and post retirement liability	222.1	48.1
Legacy Allergan deferred executive compensation	117.9	-
Long-term severance and restructuring liabilities	34.9	3.9
Product warranties	28.4	-
Long-term contractual obligations	26.4	29.7
Litigation-related reserves	-	4.9
Deferred Revenue	18.2	26.3
Other long-term liabilities	26.0	0.5
Total other long-term liabilities	$1,262.0	$253.3

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

NOTE 19 — Income Taxes

For the years ended December 31, 2015, 2014 and 2013, foreign losses before taxes were $4,174.4 million, $2,841.8 million and $604.7 million, respectively.

The Company’s (benefit)/provision for income taxes consisted of the following ($ in millions):

	Years Ended December 31,
	2015	2014	2013
Current (benefit) provision:
U.S. federal	$14.4	$(62.0)	$(105.1)
U.S. state	9.7	12.9	(3.6)
Non-U.S.	225.6	17.2	(14.1)
Total current (benefit) provision	249.7	(31.9)	(122.8)
Deferred (benefit) provision:
U.S. federal	(1,326.2)	(304.3)	(2.0)
U.S. state	(58.7)	(5.1)	0.8
Non-U.S.	(426.7)	(125.7)	(31.3)
Total deferred (benefit) provision	(1,811.6)	(435.1)	(32.5)
Total provision for income taxes	$(1,561.9)	$(467.0)	$(155.3)

The exercise of certain equity based awards resulted in a tax benefit that has been reflected as an increase to additional paid-in capital. Such benefits recorded were $76.1 million, $51.1 million and $69.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The reconciliations for the years ended December 31, 2015, 2014 and 2013 between the statutory Irish and Bermuda income tax rates for Allergan plc and Warner Chilcott Limited, respectively, and the effective income tax rates were as follows:

	Allergan plc
	Years Ended December 31,
	2015	2014	2013
Statutory rate	(12.5%)	(12.5%)	(12.5%)
Earnings subject to the U.S. federal and state tax rates	(18.5%)	(11.3%)	(13.9%)
Earnings subject to rates different than the statutory rate	(2.3%)	1.1%	(2.5%)
Tax reserves and audit outcomes	0.3%	1.3%	4.8%
Non-deductible expenses	5.4%	5.0%	0.1%
R&D credits and U.S. manufacturing deduction	(0.5%)	(1.2%)	(0.4%)
Rate changes	0.0%	1.5%	(0.1%)
Valuation allowances	(6.7%)	0.0%	(0.8%)
Other	(0.5%)	(0.1%)	0.4%
Effective income tax rate	(35.3%)	(16.2%)	(24.9%)

	Warner Chilcott Limited
	Years Ended December 31,
	2015	2014	2013
Statutory rate	0.0%	0.0%	0.0%
Earnings subject to the U.S. federal and state tax rates	(29.6%)	(18.1%)	(22.3%)
Earnings subject to rates different than the statutory rate	(4.8%)	(5.1%)	(7.7%)
Tax reserves and audit outcomes	0.3%	1.3%	5.0%
Non-deductible expenses	5.6%	5.2%	0.1%
R&D credits and U.S. manufacturing deduction	(0.6%)	(1.2%)	(0.5%)
Rate changes	0.0%	1.5%	(0.1%)
Valuation allowances	(6.9%)	0.0%	(0.8%)
Other	(0.4%)	(0.3%)	0.2%
Effective income tax rate	(36.4%)	(16.7%)	(26.1%)

 In December 2009, the Commonwealth of Puerto Rico Department of Economic Development and Commerce granted a tax ruling to the Company on behalf of its Puerto Rican subsidiary for industrial development income derived from its manufacturing, servicing and licensing activities subject to a reduced 2% income tax rate. This tax ruling resulted in a tax benefit of $97.5 million for the year ended December 31, 2015. For the years ended December 31, 2014 and 2013, the tax ruling did not result in an income tax benefit. Continued qualification for the tax ruling is subject to certain requirements. The tax ruling is effective through 2024. The Company’s Puerto Rican subsidiary is one of the entities included in the Teva Transaction.

Deferred tax assets and liabilities are measured based on the difference between the financial statement and tax basis of assets and liabilities at the applicable tax rates. The significant components of the Company’s net deferred tax assets and liabilities consisted of the following (in millions):

	Years Ended December 31,
	2015	2014
Benefits from net operating and capital losses and tax credit carryforwards	$1,305.8	$709.9
Differences in financial statement and tax accounting for:
Inventories, receivables and accruals	1,023.8	404.5
Outside basis differences	5,738.8	-
Share-based compensation	596.6	235.9
Basis difference in debt	82.2	89.9
Other	15.7	41.9
Total deferred tax asset, gross	$8,762.9	$1,482.1
Less: Valuation allowance	(196.2)	(474.0)
Total deferred tax asset, net	$8,566.7	$1,008.1
Differences in financial statement and tax accounting for:
Property, equipment and intangible assets	(14,080.7)	(2,346.7)
Outside basis differences	(2,422.2)	(944.5)
Total deferred tax liabilities	$(16,502.9)	$(3,291.2)
Total deferred taxes	$(7,936.2)	$(2,283.1)

During the years ended December 31, 2015 and 2014, respectively, the Company recorded deferred tax liabilities of approximately $12.9 billion and $2.6 billion related to acquired entities.

The Company had the following carryforward tax attributes at December 31, 2015:

•	$866.6 million U.S. capital loss which expires in 2018;
•	$1,961.6 million U.S. federal net operating losses (“NOL”) and other tax attributes which begin to expire in 2016;
•	$289.2 million of U.S. tax credits which begin to expire in 2018;
•	$367.7 million U.S. state tax NOLs which begin to expire in 2016;
•	$46.7 million non-U.S. tax NOLs which begin to expire in 2016 and $354.2 million non-U.S. NOLs which are not subject to expiration.

Net operating loss and tax credit carryforwards of $1,931.7 million and $191.7 million, respectively, are subject to an annual limitation under Internal Revenue Code Section 382.

During the year ended December 31, 2015, the Company recorded a benefit of $296.2 million for the reversal of a valuation allowance on a portion of U.S. capital loss carryforwards resulting from restructuring associated with the sale of the generics business. As of December 31, 2015, a valuation allowance of $196.2 million has been maintained due to the uncertainty of realizing net operating losses ($88.2 million), tax credits ($101.8 million), a capital loss carryforward ($5.8 million) and other deferred tax assets ($0.4 million).

In the third quarter of 2015, the Company reported its global generics business as a discontinued operation and its assets and liabilities as part of assets held for sale. For provision for income taxes, the Company calculated its total provision and its provision for taxes from continuing operations as well as discontinued operations consistent with the accounting standard. As part of recording assets held for sale, the Company also recorded the tax provision or benefit on certain differences between book and tax on its outside basis of both domestic and foreign subsidiaries. The most significant of these is a $5.7 billion deferred tax asset related to investments in certain domestic subsidiaries. This asset was recorded in Q3 since the benefit is expected to be realized in the foreseeable future.

Specifically, the deferred tax asset will reverse upon the sale of these subsidiaries to Teva. Refer to “NOTE 7 — Discontinued Operations” for more information.

As of December 31, 2015, deferred income taxes have not been provided on $2,087.6 million of undistributed earnings of certain non-Irish subsidiaries as these amounts are intended to be indefinitely reinvested in non-Irish operations. It is not practicable to calculate the deferred taxes associated with these earnings because of the variability of multiple factors that would need to be assessed at the time of any assumed repatriation. In making this assertion, the Company evaluates, among other factors, the profitability of its Irish and non-Irish operations and the need for cash within and outside Ireland, including cash requirements for capital improvement, acquisitions and market expansion. Additionally, the Company has accrued income taxes, including withholding taxes, of $2,165.6 million for certain pre-acquisition earnings primarily related to the Forest and Allergan acquisitions. The Company expects that future subsidiary earnings will be indefinitely reinvested.

Accounting for Uncertainty in Income Taxes

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Years Ended December 31,
	2015	2014	2013
Balance at the beginning of the year	$712.2	$119.3	$5.7
Increases for current year tax positions	41.2	51.3	29.4
Increases for prior year tax positions	19.7	4.2	0.1
Increases due to acquisitions	115.5	567.0	83.7
Decreases for prior year tax positions	(41.4)	(26.6)	0.1
Settlements	(60.6)	(0.4)	(0.6)
Lapse of applicable statute of limitations	(3.2)	(0.5)	0.0
Foreign exchange	(1.7)	(2.1)	0.9
Balance at the end of the year	$781.7	$712.2	$119.3

If these benefits were subsequently recognized, $749.1 million would favorably impact the Company’s effective tax rate.

The Company's continuing policy is to recognize interest and penalties related to uncertain tax positions in tax expense. During the years ended December 31, 2015, 2014 and 2013, the company recognized approximately $(0.5) million, $5.1 million and $0.2 million in interest and penalties, respectively. At December 31, 2015, 2014 and 2013, the Company had accrued $63.3 million (net of tax benefit of $34.2 million), $65.6 million (net of tax benefit of $25.3 million) and $5.2 million (net of tax benefit of $2.2 million) of interest and penalties related to uncertain tax positions, respectively. Although the company cannot determine the impact with certainty based on specific factors, it is reasonably possible that the unrecognized tax benefits may change by up to approximately $200.0 million within the next twelve months.

The Company conducts business globally and, as a result, it files federal, state and foreign tax returns. The Company strives to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at any time. While the Company has accrued for amounts it believes are in accordance with the accounting standard, the final outcome with a tax authority may result in a tax liability that is more or less than that reflected in the condensed consolidated financial statements. Furthermore, the Company may later decide to challenge any assessments, if made, and may exercise its right to appeal. The uncertain tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations with tax authorities, identification of new issues and issuance of new legislation, regulations or case law.

Due to our numerous acquisitions, the Company has several concurrent audits still pending with the IRS as set forth below:

IRS Audits	Taxable Years
Actavis, Inc. (f/k/a Watson Pharmaceuticals, Inc.)	2008, 2009, 2010 and 2011
Actavis Inc.	2009, 2010, 2011 and 2012
Warner Chilcott Corporation	2010, 2011 and 2012
Forest Laboratories, Inc.	2007, 2008 and 2009
Aptalis Holdings, Inc.	2013
Durata Therapeutics Inc.	2012
Allergan, Inc.	2009 and 2010

The Warner Chilcott U.S. operating entities entered into an Advanced Pricing Agreement (“APA”) with the IRS that specified the agreed upon terms under which the Warner Chilcott U.S. entities are compensated for distribution and service transactions between the Warner Chilcott U.S. entities and the Warner Chilcott non-U.S. entities, effective for 2011 through 2017.  On December 29, 2015, the IRS and Warner Chilcott U.S. agreed to amend the term of the APA to 2011 through 2015. The Company believes that its transfer pricing arrangements comply with existing U.S. and non-U.S. tax rules.

NOTE 20 — Stockholders’ Equity

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

In the year ended December 31, 2015, the Company paid $208.1 million of dividends on preferred shares.

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

Accumulated Other Comprehensive Income / (Loss)

For most of the Company’s international operations, the local currency has been determined to be the functional currency. The results of its non-U.S. dollar based operations are translated to U.S. dollars at the average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing rate of exchange at the date of the equity transaction. Translation adjustments are reflected in shareholders’ equity and are included as a component of other comprehensive (loss). The effects of evaluating non-functional currency assets and liabilities into the functional currency are recorded as transaction gains/losses in general and administrative expenses in the consolidated statements of operations.

Unrealized gain / (losses) net of tax primarily represent experience differentials and other actuarial charges related to the Company’s defined benefit plans. The movements in accumulated other comprehensive (loss) for the years ended December, 2015 and 2014 were as follows ($ in millions):

	Foreign Currency Translation Items	Unrealized gain / (loss) net of tax	Total Accumulated Other Comprehensive Income / (Loss)
Balance as of December 31, 2013	$85.1	$5.4	$90.5
Other comprehensive (loss) before reclassifications into general and administrative	(519.5)	(36.4)	(555.9)
Total other comprehensive (loss)	(519.5)	(36.4)	(555.9)
Balance as of December 31, 2014	$(434.4)	$(31.0)	$(465.4)
Other comprehensive gain / (loss) before reclassifications into general and administrative	(129.9)	101.2	(28.7)
Total other comprehensive income	(129.9)	101.2	(28.7)
Balance as of December 31, 2015	$(564.3)	$70.2	$(494.1)

NOTE 21 — Segments

In the third quarter of 2015, there was a strategic shift in the business as a result of the Teva Transaction.  As a result, the Company realigned its continuing operations into the following segments: US Brands, US Medical Aesthetics, International Brands and Anda Distribution.  Prior to the realignment, the Company operated and managed its business as five distinct operating segments: US Brands, US Medical Aesthetics, International Brands, Global Generics, and Anda Distribution. In addition, certain revenues and shared costs and the results of corporate initiatives are managed outside of the four segments.  The new operating segments are organized as follows:

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
•	General and administrative expenses that result from shared infrastructure, including certain expenses located within the United States.
•	Total assets including capital expenditures.
•

Other select revenues and operating expenses including R&D expenses, amortization, IPR&D impairments and asset sales and impairments, net as not all such information has been accounted for at the segment level, or such information has not been used by all segments.

The Company defines segment net sales as product sales and other revenue derived from branded products or licensing agreements. In March 2015, as a result of the Allergan Acquisition, we began to promote Restasis®, Lumigan®/Ganfort®, Alphagan®/Combigan®, Botox®, fillers, other aesthetic products and other eye care products. In July 2014, as a result of the Forest Acquisition, the Company also began recognizing revenues on key US brands, including, but not limited to, Bystolic ®, Canasa®, Carafate®, Fetzima ®, Linzess ®, Namenda® IR (which lost exclusivity in July 2015), Namenda XR®, Saphris®, Teflaro® and Viibryd®.  In October 2013, as a result of the Warner Chilcott Acquisition, we began promoting a number of brand products, including, but not limited to, Actonel®, Asacol® HD, Atelvia®, Delzicol®, Estrace® Cream, Enablex®, Lo Loestrin® Fe and Minastrin® 24 Fe.

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

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the years ended December 31, 2015, 2014 and 2013 ($ in millions):

	Year Ended December 31, 2015
	US	US Medical	International	Anda
	Brands	Aesthetics	Brands	Distribution	Total

Net revenues	$9,134.3	$1,513.9	$2,187.3	$2,225.4	$15,060.9

Operating expenses:
Cost of sales(1)	1,131.9	99.0	376.4	1,905.3	3,512.6
Selling and marketing	1,664.6	302.9	569.2	146.9	2,683.6
General and administrative	139.6	34.0	125.5	44.2	343.3
Segment Contribution	$6,198.2	$1,078.0	$1,116.2	$129.0	$8,521.4
Contribution margin	67.9%	71.2%	51.0%	5.8%	56.6%
Corporate					2,940.4
Research and development					2,358.5
Amortization					5,453.4
In-process research and development impairments					511.6
Asset sales and impairments, net					272.0
Operating (loss)					(3,014.5)
Operating margin					(20.0)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

	Year Ended December 31, 2014
	US	US Medical	International	Anda
	Brands	Aesthetics	Brands	Distribution	Total

Net revenues	$4,511.2	$-	$203.5	$2,024.2	$6,738.9

Operating expenses:
Cost of sales(1)	736.7	-	48.2	1,711.6	2,496.5
Selling and marketing	806.4	-	48.2	135.6	990.2
General and administrative	119.5	-	12.0	36.4	167.9
Segment Contribution	$2,848.6	$-	$95.1	$140.6	$3,084.3
Contribution margin	63.1%		46.7%	6.9%	45.8%
Corporate					2,247.0
Research and development					605.7
Amortization					1,945.5
In-process research and development impairments					424.3
Asset sales and impairments, net					305.7
Operating (loss)					(2,443.9)
Operating margin					(36.3)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

	Year Ended December 31, 2013
	US	US Medical	International	Anda
	Brands	Aesthetics	Brands	Distribution	Total

Net revenues	$1,001.2	$-	$40.2	$1,561.1	$2,602.5

Operating expenses:
Cost of sales(1)	153.8	-	15.8	1,297.6	1,467.2
Selling and marketing	240.7	-	21.6	112.5	374.8
General and administrative	39.4	-	1.4	32.7	73.5
Segment Contribution	$567.3	$-	$1.4	$118.3	$687.0
Contribution margin	56.7%		3.5%	7.6%	26.4%
Corporate					560.1
Research and development					191.3
Amortization					303.8
In-process research and development impairments					-
Asset sales and impairments, net					1.0
Operating (loss)					(369.2)
Operating margin					(14.2)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

The following is a reconciliation of net revenues for the operating segments to the Company’s net revenues for the years ended December 31, 2015, 2014 and 2013 ($ in millions):

	Years Ended December 31,
	2015	2014	2013
Segment net revenues	$15,060.9	$6,738.9	$2,602.5
Corporate revenues	10.1	-	-
Net revenues	$15,071.0	$6,738.9	$2,602.5

No country represents ten percent or more of net revenues outside of the United States. The US Brands, US Medical Aesthetics, and Anda Distribution segments are comprised solely of sales within the United States.

The following tables present global net revenues for the top products of the Company for the years ended December 31, 2015, 2014 and 2013 ($ in millions):

	Years Ended December 31,
	Global			U.S.			International
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Botox®	$1,975.7	$-	$-	$1,386.6	$-	$-	$589.1	$-	$-
Restasis®	1,047.8	-	-	999.6	-	-	48.2	-	-
Namenda XR®	759.3	269.5	-	759.3	269.5	-	-	-	-
Bystolic®	646.1	292.6	-	644.8	291.6	-	1.3	1.0	-
Asacol®/Delzicol®	618.5	614.1	164.2	552.9	541.0	145.2	65.6	73.1	19.0
Fillers	573.9	-	-	304.3	-	-	269.6	-	-
Namenda® IR	556.3	629.7	-	556.3	629.7	-	-	-	-
Lumigan®/Ganfort®	547.3	-	-	260.7	-	-	286.6	-	-
Linzess®/Constella®	459.3	174.4	-	454.8	173.2	-	4.5	1.2	-
Alphagan®/Combigan®	411.1	-	-	285.0	-	-	126.1	-	-
Lo Loestrin®	349.6	277.1	63.3	346.5	275.7	63.3	3.1	1.4	-
Viibryd®/Fetzima®	327.6	140.3	-	327.6	140.3	-	-	-	-
Estrace® Cream	326.2	258.2	60.7	326.2	258.2	60.7	-	-	-
Minastrin® 24	273.0	217.9	53.7	272.4	217.9	53.7	0.6	-	-
Silicone Implants	229.7	-	-	113.3	-	-	116.4	-	-
Carafate® / Sulcrate®	213.1	90.9	-	213.1	90.9	-	-	-	-
Aczone®	170.8	-	-	170.8	-	-	-	-	-
Other Products Revenues	3,360.3	1,750.0	699.5	2,684.1	1,623.2	678.3	676.2	126.8	21.2
Total Products Revenues	12,845.6	4,714.7	1,041.4	10,658.3	4,511.2	1,001.2	2,187.3	203.5	40.2
ANDA Revenues	2,225.4	2,024.2	1,561.1	2,225.4	2,024.2	1,561.1	-	-	-
Total Net Revenues	$15,071.0	$6,738.9	$2,602.5	$12,883.7	$6,535.4	$2,562.3	$2,187.3	$203.5	$40.2

No other product represents ten percent or more of total net revenues.

The following table presents net revenues for the US Brands segment for the years ended December 31, 2015, 2014 and 2013 ($ in millions):

	Years Ended December 31,
	2015	2014	2013
Central Nervous System (CNS)	$2,541.2	$1,109.4	$-
Eye Care	1,831.3	-	-
Gastroenterology (GI)	1,575.3	966.8	145.2
Women's Health	998.0	791.7	290.8
Cardiovascular	644.8	291.6	-
Urology	238.8	111.9	-
Infectious Disease	188.8	62.7	-
Other	1,116.1	1,177.1	565.2
Total US Brands Net Revenues	$9,134.3	$4,511.2	$1,001.2

The following table presents revenues for the US Medical Aesthetics segment for the years ended December 31, 2015, 2014 and 2013 ($ in millions):

	Years Ended December 31,
	2015	2014	2013
Facial Aesthetics Total	$817.8	$-	$-
Medical Dermatology Total	493.5	-	-
Plastic Surgery Total	202.6	-	-
Total US Medical Aesthetic Net Revenues	$1,513.9	$-	$-

The following table presents net revenues for the International Brands segment for the years ended December 31, 2015, 2014 and 2013 ($ in millions):

	Years Ended December 31,
	2015	2014	2013
Eye Care	$924.0	$-	$-
Facial Aesthetics	620.0	-	-
Other Therapeutics	517.8	203.5	40.2
Plastic Surgery	125.5	-	-
Total International Brands Net Revenues	$2,187.3	$203.5	$40.2

NOTE 22 — Business Restructuring Charges

During 2015, activity related to our business restructuring and facility rationalization activities primarily related to the cost optimization initiatives in conjunction with the Allergan and Forest acquisitions. Restructuring activities for the year ended December 31, 2015 as follows ($ in millions):

	Severance and Retention	Share-Based Compensation	Other	Total
Reserve balance at December 31, 2014	$111.1	$-	$-	$111.1
Acquired liability	27.9	-	29.2	57.1
Charged to expense:
Cost of sales	9.3	19.8	23.4	52.5
Research and development	77.7	104.6	-	182.3
Selling and marketing	71.5	47.0	-	118.5
General and administrative	130.5	293.3	42.4	466.2
Total expense	289.0	464.7	65.8	819.5
Cash payments	(312.3)	(127.1)	(59.1)	(498.5)
Other reserve impact	(19.0)	(337.6)	12.7	(343.9)
Reserve balance at December 31, 2015	$96.7	$-	$48.6	$145.3

During 2014, activity related to our business restructuring and facility rationalization activities primarily related to the cost optimization initiatives in conjunction with the Forest and Warner Chilcott acquisitions. Restructuring activities for the year ended December 31, 2014 as follows ($ in millions):

	Severance and Retention	Share-Based Compensation	Other	Total
Reserve balance at December 31, 2013	$67.5	$-	$-	$67.5
Acquired liability	12.2	-	-	12.2
Charged to expense:
Cost of sales	7.0	3.4	-	10.4
Research and development	22.8	-	-	22.8
Selling and marketing	40.9	-	-	40.9
General and administrative	71.8	183.2	1.8	256.8
Total expense	142.5	186.6	1.8	330.9
Cash payments	(111.1)	-	-	(111.1)
Other reserve impact	-	(186.6)	(1.8)	(188.4)
Reserve balance at December 31, 2014	$111.1	$-	$-	$111.1

During the years ended December 31, 2015, 2014 and 2013, the Company recognized restructuring charges related to continuing operations of $819.5 million, $330.9 million and $147.8 million, respectively.

NOTE 23 — Derivative Instruments and Hedging Activities

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

The Company uses foreign currency derivatives, which provide for the sale or purchase or the option for sale or purchase of foreign currencies to economically hedge the currency exchange risks associated with probable but not firmly committed transactions that arise in the normal course of the Company’s business. Probable but not firmly committed transactions are comprised primarily of sales of products and purchases of raw material in currencies other than the U.S. dollar. The foreign currency derivatives are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar. While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying exposures.

The Company recognized realized and unrealized (gains) / losses on such contracts of $(1.4) million, $(2.3) million and $0.3 million, respectively, during the years ended December 31, 2015, 2014 and 2013.

The fair value of outstanding foreign currency derivatives are recorded in “Prepaid expenses and other current assets,” “investments and other assets” or “Accounts payable and accrued expenses.” At December 31, 2015 and 2014, foreign currency derivative assets associated with the foreign exchange option contracts of $73.5 million and $2.3 million, respectively, were included in “Prepaid expenses and other current assets” and “investments and other assets,” At December 31, 2015, net foreign currency derivative liabilities associated with the foreign exchange forward contracts of $(0.3) million were included in “Accounts payable and accrued expenses.”

NOTE 24 — Fair Value Measurement

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

Assets and liabilities measured at fair value or disclosed at fair value on a recurring basis as of December 31, 2015 and 2014 consisted of the following ($ in millions):

	Fair Value Measurements as of December 31, 2015 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$29.9	$29.9	$-	$-
Deferred executive compensation investments	118.1	102.3	15.8	-
Foreign currency derivatives	73.5	-	73.5	-
Marketable equity securities	32.3	32.3	-	-
Total assets	$253.8	$164.5	$89.3	$-
Liabilities:
Deferred executive compensation liabilities	117.9	102.1	15.8	-
Contingent consideration obligations	868.0	-	-	868.0
Total liabilities	$985.9	$102.1	$15.8	$868.0

	Fair Value Measurements as of December 31, 2014 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$1.0	$1.0	$-	$-
Foreign currency derivatives	2.3	-	2.3	-
Total assets	$3.3	$1.0	$2.3	$-
Liabilities:
Contingent consideration obligations	373.8	-	-	373.8
Total liabilities	$373.8	$-	$-	$373.8

Marketable securities and investments consist of available-for-sale investments in U.S. treasury and agency securities and publicly traded equity securities for which market prices are readily available. Unrealized gains or losses on marketable securities and investments are recorded in accumulated other comprehensive (loss).

Foreign Currency Contracts

At December 31, 2015 and 2014, the notional principal and fair value of the Company’s outstanding foreign currency derivative financial instruments were as follows ($ in millions, except average contract rate or strike amount):

	Year Ended December 31, 2015		Year Ended December 31, 2014
	Notional Principal	Average Contract Rate or Strike Amount	Notional Principal	Average Contract Rate or Strike Amount
Foreign currency forward contracts:
(Receive U.S. dollar/pay foreign currecy)
Russian ruble	$18.8	1.41	$10.3	1.05
	$18.8		$10.3

Estimated fair value	$(0.3)		$2.3

Foreign currency sold - put options:
Euro	340.5	1.41	-
	$340.5		$-

Estimated fair value	$73.5		$-

The notional principal amounts provide one measure of the transaction volume outstanding as of December 31, 2015 and 2014, and do not represent the amount of the Company’s exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of December 31, 2015 and 2014. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

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

	Years Ended December 31,
Expense / (income)	2015	2014	2013
Cost of sales	$58.5	$(9.9)	$5.8
Research and development	37.7	(69.3)	1.1
General and administrative	-	0.4	3.2
Total	$96.2	$(78.8)	$10.1

During the year ended December 31, 2015, the Company recorded additional contingent consideration of $29.8 million in connection with the approval of Viberzi™, $81.4 million in connection with the approval of Liletta®  and $6.4 million in connection with the approval of Dalvance®.  Offsetting these amounts were gains from fair value of adjustments related to the Forest Acquisition of $32.3 million and the Allergan Acquisition of $8.2 million.

During the year ended December 31, 2014, the Company recorded additional contingent consideration of $50.3 million in connection with the acquisition of metronidazole 1.3% vaginal gel antibiotic from Valeant Pharmaceuticals, Inc.   In the year ended December 31, 2014, the Company evaluated future projections of metronidazole 1.3% vaginal gel antibiotic. As a result of this review, the Company noted the intangible asset was not fully recoverable. As such, the Company impaired the asset by $25.0 million. At the same time, the Company reversed contingent consideration (through cost of sales) of $21.0 million, for a net loss of $4.0 million.

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

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and 2014 ($ in millions):

	Balance as of December 31, 2014	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments	Foreign currency translation	Balance as of December 31, 2015
Liabilities:
Contingent consideration obligations	$373.8	$-	$405.1	$96.2	$(7.1)	$868.0

	Balance at December 31, 2013	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments	Foreign currency translation	Balance at December 31, 2014
Liabilities:
Contingent consideration obligations	$203.8	$-	$251.9	$(78.8)	$(3.1)	$373.8

During the year ended December 31, 2015, the following activity in contingent consideration obligations by acquisition was incurred ($ in millions):

	Balance as of December 31, 2014	Acquisitions	Fair Value Adjustments and Accretion	Payments and Other	Balance as of December 31, 2015
Medicines 360 acquisition	$126.6	$-	$93.6	$(76.1)	$144.1
Furiex Acquisition	88.4	-	30.2	(118.6)	-
Forest Acquisition	52.4	-	(29.8)	(2.2)	20.4
Durata Acquisition	49.0	-	6.4	(30.9)	24.5
Metrogel acquisition	31.2	-	(0.4)	0.1	30.9
Uteron acquisition	10.4	-	(2.1)	(0.1)	8.2
Allergan Acquisition	-	383.7	3.1	(57.1)	329.7
Oculeve Acquisition	-	90.0	-	-	90.0
AqueSys Acquisition	-	193.5	-	-	193.5
Other	15.8	15.8	(4.8)	(0.1)	26.7
Total	$373.8	$683.0	$96.2	$(285.0)	$868.0

NOTE 25 — Commitments and Contingencies

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued. As of December 31, 2015, the Company’s consolidated balance sheet includes accrued loss contingencies of approximately $340.0 million, which includes the amount relating to the resolution with the federal government, as well as 50 states and the District of Columbia, concluding the previously disclosed federal investigation into certain sales and marketing practices involving several Warner Chilcott products during the time period January 2009 through March 2013.

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

Antitrust Litigation

Actos® Litigation. On December 31, 2013 two putative class actions, on behalf of putative classes of indirect purchaser plaintiffs, were filed in the federal court for the Southern District of New York against Actavis plc and certain of its affiliates alleging that Watson Pharmaceuticals, Inc.’s (“Watson” now known as Actavis, Inc.) 2010 patent lawsuit settlement with Takeda Pharmaceutical, Co. Ltd. related to Actos ®  (pioglitazone hydrochloride and metformin “Actos ® ”) is unlawful. Several additional complaints have also been filed. Plaintiffs then filed a consolidated, amended complaint on May 20, 2014. The amended complaint generally alleges an overall scheme that included Watson improperly delaying the launch of its generic version of Actos ®  in exchange for substantial payments from Takeda in violation of federal and state antitrust and consumer protection laws. The complaint seeks declaratory and injunctive relief and unspecified damages. Defendants have moved to dismiss the amended complaint.  On September 23, 2015, the court granted the motion to dismiss the indirect purchasers’ complaint in its entirety.  In May 2015, two additional putative class action complaints, each of which makes similar allegations against the Company and Takeda, were filed by plaintiffs on behalf of a putative class of direct purchasers.  Defendants have moved to dismiss the direct purchasers’ complaint.

The Company believes that it has substantial meritorious defenses to the claims alleged. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

AndroGel® Litigation. On January 29, 2009, the U.S. Federal Trade Commission and the State of California filed a lawsuit in federal district court in California alleging that the September 2006 patent lawsuit settlement between Watson and Solvay Pharmaceuticals, Inc. (“Solvay”), related to AndroGel ®  1% (testosterone gel) CIII is unlawful. The complaint generally alleged that Watson improperly delayed its launch of a generic version of AndroGel ®  in exchange for Solvay’s agreement to permit Watson to co-promote AndroGel ®  for consideration in excess of the fair value of the services provided by Watson, in violation of federal and state antitrust and consumer protection laws. The complaint sought equitable relief and civil penalties. On February 2 and 3, 2009, three separate lawsuits alleging similar claims were filed in federal district court in California by various private plaintiffs purporting to represent certain classes of similarly situated claimants. On April 8, 2009, the Court transferred the government and private cases to the United States District Court for the Northern District of Georgia. The FTC and the private plaintiffs filed amended complaints on May 28, 2009. The private plaintiffs amended their complaints to include allegations concerning conduct before the U.S. Patent and Trademark Office (the “USPTO”), conduct in connection with the listing of Solvay’s patent in the FDA “Orange Book,” and sham litigation. Additional actions alleging similar claims have been filed in various courts by other private plaintiffs purporting to represent certain classes of similarly situated direct or indirect purchasers of AndroGel ® . The Judicial Panel on Multidistrict Litigation (“JPML”) transferred all federal court actions then pending outside of Georgia to that district. The district court then granted the Company’s motion to dismiss all claims except the private plaintiffs’ sham litigation claims. After the dismissal was upheld by the Eleventh Circuit Court of Appeals, the FTC petitioned the United States Supreme Court to hear the case. On June 17, 2013, the Supreme Court issued a decision, holding that the settlements between brand and generic drug companies which include a payment from the brand company to the generic competitor must be evaluated under a “rule of reason” standard of review and ordered the case remanded (the “Supreme Court AndroGel Decision”). The case is now back in the district court in Georgia.  On August 5, 2014 the indirect purchaser plaintiffs filed an amended complaint which the Company answered on September 15, 2014.

The Company believes it has substantial meritorious defenses and intends to defend itself vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Asacol® Litigation.  On June 22, 2015, two class action complaints were filed in federal court in Massachusetts on behalf of a putative class of indirect purchasers.  In each complaint plaintiffs allege that they paid higher prices for Warner Chilcott’s Asacol ®  HD and Delzicol ®  products as a result of Warner Chilcott’s alleged actions preventing or delaying generic competition in the market for Warner Chilcott’s older Asacol ®  product in violation of U.S. federal antitrust laws and/or state laws. Plaintiffs seek unspecified injunctive relief, treble damages and/or attorneys’ fees. All of the actions were consolidated in the federal district court.  On September 21, 2015, three additional complaints were filed on behalf of putative classes of indirect purchasers, each raising similar allegations to the complaints filed in June 2015.

The Company believes it has substantial meritorious defenses and intends to defend itself vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Botox® Litigation. On February 24, 2015, a class action complaint was filed in federal court in California. The complaint alleges unlawful market allocation in violation of Section 1 of the Sherman Act, 15 U.S.C. §1, agreement in restraint of trade in violation of 15 U.S.C. §1 of the Sherman Act, unlawful maintenance of monopoly market power in violation of Section 2 of the Sherman Act, 15 U.S.C. §2 of the Sherman Act, violations of California’s Cartwright Act, Section 16700 et seq. of Calif. Bus. and Prof. Code., and violations of California’s unfair competition law, Section 17200 et seq. of Calif. Bus. and Prof. Code. Plaintiffs filed an amended complaint on May 29, 2015.  On June 29, 2015, the Company filed a motion to dismiss the complaint.  On October 20, 2015, the Court denied the Company’s motion to dismiss the complaint.  On December 18, 2015, plaintiffs filed a motion for partial judgment on the pleadings or, in the alternative, for partial summary judgment or adjudication.  The Company filed a response to the motion for judgment on the pleadings on February 11, 2016.  The court has not yet scheduled oral argument on plaintiff’s motion.  The Company believes it has substantial meritorious defenses and intends to defend itself vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Cipro® Litigation. Beginning in July 2000, a number of suits were filed against Watson and certain Company affiliates including The Rugby Group, Inc. (“Rugby”) in various state and federal courts alleging claims under various federal and state competition and consumer protection laws. The actions generally allege that the defendants engaged in unlawful, anticompetitive conduct in connection with alleged agreements, entered into prior to Watson’s acquisition of Rugby from Sanofi Aventis (“Sanofi”), related to the development, manufacture and sale of the drug substance ciprofloxacin hydrochloride, the generic version of Bayer’s brand drug, Cipro ® . The actions generally seek declaratory judgment, damages, injunctive relief, restitution and other relief on behalf of certain purported classes of individuals and other entities. While many of these actions have been dismissed, actions remain pending in various state courts, including California, Kansas, Tennessee, and Florida. There has been activity in Tennessee and Florida since 2003. In the action pending in Kansas, plaintiffs’ motion for class certification has been fully briefed. In the action pending in the California state court, following the decision from the United States Supreme Court in the  Federal Trade Commission v. Actavis  matter involving AndroGel ® , described above, Plaintiffs and Bayer announced that they reached an agreement to settle the claims pending against Bayer and Bayer has now been dismissed from the action. Plaintiffs are continuing to pursue claims against the generic defendants, including Watson and Rugby. The remaining parties submitted letter briefs to the court regarding the impact of the Supreme Court AndroGel Decision and on May 7, 2015, the California Supreme Court issued a ruling, consistent with the Supreme Court AndroGel Decision discussed above, that the settlements between brand and generic drug companies which include a payment from the brand company to the generic competitor must be evaluated under a “rule of reason” standard of review.

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

Doryx® Litigation. In July 2012, Mylan Pharmaceuticals Inc. (“Mylan”) filed a complaint against Warner Chilcott and Mayne Pharma International Pty. Ltd. (“Mayne”) in federal court in Pennsylvania alleging that Warner Chilcott and Mayne prevented or delayed Mylan’s generic competition to Warner Chilcott’s Doryx ®  products in violation of U.S. federal antitrust laws and tortiously interfered with Mylan’s prospective economic relationships under Pennsylvania state law. In the complaint, Mylan seeks unspecified treble and punitive damages and attorneys’ fees. Following the filing of Mylan’s complaint, three putative class actions were filed against Warner Chilcott and Mayne by purported direct purchasers, and one putative class action was filed against by purported indirect purchasers. In addition, four retailers filed in the same court a civil antitrust complaint in their individual capacities against Warner Chilcott and Mayne regarding Doryx ® . In each of the class and individual cases the plaintiffs allege that they paid higher prices for Warner Chilcott’s Doryx ®  products as a result of Warner Chilcott’s and Mayne’s alleged actions preventing or delaying generic competition in violation of U.S. federal antitrust laws and/or state laws. Plaintiffs seek unspecified injunctive relief, treble damages and/or attorneys’ fees. All of the actions were consolidated in the federal district court.

Warner Chilcott and Mayne’s motion to dismiss was denied without prejudice by the court in June 2013. Thereafter, Warner Chilcott and Mayne reached agreements to settle the claims of the Direct Purchaser Plaintiff class representatives, the Indirect Purchaser Plaintiff class representatives and each of the individual retailer plaintiffs. Warner Chilcott and Mylan filed motions for summary judgment on March 10, 2014. On April 16, 2015, the court issued an order granting Warner Chilcott and Mayne’s motion for summary judgment, denying Mylan’s summary judgment motion and entering judgment in favor of Warner Chilcott and Mayne on all counts. Mylan is appealing the district court’s decision to the Third Circuit Court of Appeals and the appeal is fully briefed.  The date for oral argument on the appeal has not yet been set.

The Company intends to vigorously defend its rights in the litigations. However, it is impossible to predict with certainty the outcome of any litigation and whether any additional similar suits will be filed.

Lidoderm® Litigation. On November 8, 2013, a putative class action was filed in the federal district court against Actavis, Inc. and certain of its affiliates alleging that Watson’s 2012 patent lawsuit settlement with Endo Pharmaceuticals, Inc. related to Lidoderm ®  (lidocaine transdermal patches, “Lidoderm ® ”) is unlawful. The complaint, asserted on behalf of putative classes of direct purchaser plaintiffs, generally alleges that Watson improperly delayed launching generic versions of Lidoderm ®  in exchange for substantial payments from Endo in violation of federal and state antitrust and consumer protection laws. The complaint seeks declaratory and injunctive relief and damages. Additional lawsuits containing similar allegations have followed on behalf of other classes of putative direct purchasers and suits have been filed on behalf of putative classes of end-payer plaintiffs. The Company anticipates additional claims or lawsuits based on the same or similar allegations may be filed. On April 3, 2014 the JPML consolidated the cases in federal district court in California. Defendants filed motions to dismiss each of the plaintiff classes’ claims. On November 17, 2014, the court issued an order granting the motion in part but denying it with respect to the claims under Section 1 of the Sherman Act. Plaintiffs then filed an amended, consolidated complaint on December 19, 2014. Defendants have responded to the amended consolidated complaint. On March 5, 2015, a group of five retailers filed a civil antitrust complaint in their individual capacities regarding Lidoderm ®  in the same court where it was consolidated with the direct and indirect purchaser class complaints. The retailer complaint recites similar facts and asserts similar legal claims for relief to those asserted in the related cases described above.  The five retailers amended their complaint on July 27, 2015.

The Company believes it has substantial meritorious defenses and intends to defend itself vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Loestrin® 24 Litigation. On April 5, 2013, two putative class actions were filed in the federal district court against Actavis, Inc. and certain affiliates alleging that Watson’s 2009 patent lawsuit settlement with Warner Chilcott related to Loestrin ®  24 Fe (norethindrone acetate/ethinyl estradiol tablets and ferrous fumarate tablets, “Loestrin ®  24”) is unlawful. The complaints, both asserted on behalf of putative classes of end-payors, generally allege that Watson and another generic manufacturer improperly delayed launching generic versions of Loestrin ®  24 in exchange for substantial payments from Warner Chilcott, which at the time was an unrelated company, in violation of federal and state antitrust and consumer protection laws. The complaints each seek declaratory and injunctive relief and damages. Additional complaints have been filed by different plaintiffs seeking to represent the same putative class of end-payors. In addition to the end-payor suits, two lawsuits have been filed on behalf of a class of direct payors. The Company anticipates additional claims or lawsuits based on the same or similar allegations. After a hearing on September 26, 2013, the JPML issued an order transferring all related Loestrin ® 24 cases to the federal court for the District of Rhode Island. On September 4, 2014, the court granted the defendants’ motion to dismiss the complaint. The plaintiffs appealed the district court’s decision to the First Circuit Court of Appeals and oral argument was held on December 7, 2015.  On February 22, 2016 the First Circuit issued its decision vacating the decision of, and remanding the matter to, the district court.

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

Namenda® Litigation. On September 15, 2014, the State of New York, through the Office of the Attorney General of the State of New York, filed a lawsuit in the United States District Court for the Southern District of New York alleging that Forest is acting to prevent or delay generic competition to Forest’s immediate-release product Namenda® in violation of federal and New York antitrust laws and committed other fraudulent acts in connection with its commercial plans for Namenda ®  XR. In the complaint, the state seeks unspecified monetary damages and injunctive relief. On September 24, 2014, the state filed a motion for a preliminary injunction prohibiting Forest from discontinuing or otherwise limiting the availability of immediate-release Namenda® until the conclusion of the litigation. A hearing was held in November 2014 on the state’s preliminary injunction motion. On December 11, 2014, the district court issued a ruling granting the state’s injunction motion and issued an injunction on December 15, 2014. On May 22, 2015, the Court of Appeals for the Second Circuit affirmed the preliminary injunction. On June 5, 2015, Forest filed a petition with the Second Circuit for rehearing en banc which was denied.  Forest and the New York Attorney General reached a settlement on November 24, 2015.  On May 29, 2015, a putative class action was filed on behalf of a class of direct purchasers and on June 8, 2015 a similar putative class action was filed on behalf of a class of indirect purchasers.  Since that time, additional complaints have been filed on behalf of putative classes of direct and indirect purchasers.    The class action complaints make claims similar to those asserted by the New York Attorney General and also include claims that Namenda® patent litigation settlements between Forest and generic companies also violated the antitrust laws.  On December 22, 2015, Forest and its co-defendants filed motions to dismiss the pending complaints of the putative classes of direct and indirect purchasers.  These motions remain pending.  The Company believes it has substantial meritorious defenses and intends to defend both its brand and generic defendant entities vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Zymar®/Zymaxid® Litigation. On February 16, 2012, Apotex Inc. and Apotex Corp. filed a complaint in the federal district court in Delaware against Senju Pharmaceuticals Co., Ltd. (“Senju”), Kyorin Pharmaceutical Co., Ltd. (“Kyorin”), and Allergan, Inc. (“Allergan”) alleging monopolization in violation of Section 2 of the Sherman Act, conspiracy to monopolize, and unreasonable restraint of trade in the market for gatifloxacin ophthalmic formulations, which includes Allergan’s ZYMAR ®  gatifloxacin ophthalmic solution 0.3% and ZYMAXID ® gatifloxacin ophthalmic solution 0.5% products. On May 24, 2012, Allergan filed a motion to dismiss the complaint to the extent it seeks to impose liability for alleged injuries occurring prior to August 19, 2011, which is the date Apotex obtained final approval of its proposed generic product. Allergan and the other defendants also moved to dismiss. Defendants also filed a motion to stay the action pending resolution of related patent actions in the federal court in Delaware and in the U.S. Court of Appeals for the Federal Circuit. On February 7, 2013, the court granted defendants’ motion to stay the proceedings pending resolution of the appeal in the patent dispute and denied the motion to dismiss without prejudice to renew. On September 18, 2014, defendants filed a new motion to dismiss the Apotex plaintiffs’ complaint. The court dismissed Allergan’s motion on May 2, 2015. Thereafter, Allergan filed an answer to Apotex’s complaint on June 1, 2015.  On June 6, 2014, a separate antitrust class action complaint was filed in the federal district court in Delaware against the same defendants as in the Apotex case. The complaint alleges that defendants unlawfully excluded or delayed generic competition in the gatifloxacin ophthalmic formulations market (generic versions of ZYMAR ®  and ZYMAXID ® ). On September 18, 2014, Allergan filed a motion to dismiss for lack of subject matter jurisdiction and joined in co-defendants’ motion to dismiss for failure to state a claim.  On August 19, 2015, the court granted Allergan’s motion to dismiss.  On September 18, 2015, plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit.  The Company believes it has substantial meritorious defenses and intends to defend itself vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Commercial Litigation

Celexa®/Lexapro® Class Actions. Forest and certain of its affiliates are defendants in three federal court actions filed on behalf of individuals who purchased Celexa ®  and/or Lexapro ®  for pediatric use, all of which have been consolidated for pretrial purposes in an MDL proceeding in the federal district court Massachusetts (the “Celexa ® /Lexapro ®  MDL”). These actions, two of which were originally filed as putative nationwide class actions, and one of which is a putative California-wide class action, allege that Forest marketed Celexa ®  and/or Lexapro ® for off-label pediatric use and paid illegal kickbacks to physicians to induce prescriptions of Celexa ®  and Lexapro®. The complaints assert various similar claims, including claims under the state consumer protection statutes and state common laws. Plaintiffs in the various actions sought to have certified California, Missouri, Illinois and New York state-wide classes. However, only the Missouri state class was certified. Forest subsequently reached an agreement with the MDL plaintiffs to settle the Missouri class claims, including claims by both individuals and third party payors that purchased Celexa ®  or Lexapro ®  for use by a minor from 1998 to December 31, 2013, for $7.65 million with a potential to increase the amount to $10.35 million if settling plaintiffs meet certain thresholds. On September 8, 2014 the court granted final approval for the settlement.

Additional actions relating to the promotion of Celexa® and/or Lexapro® have been filed all of which have been consolidated in the Celexa ® /Lexapro ®  MDL. On May 3, 2013, an action was filed in federal court in California on behalf of individuals who purchased Lexapro ®  for adolescent use, seeking to certify a state-wide class action in California and alleging that our promotion of Lexapro ®  for adolescent depression has been deceptive. On March 5, 2014 the court granted Forest’s motion to dismiss this complaint. Plaintiff then appealed the district court’s decision to the Court of Appeals for the First Circuit and on February 20, 2015, the First Circuit affirmed the dismissal of the complaint, ruling that Plaintiffs’ California state law claims were preempted by the Federal Food, Drug, and Cosmetic Act (FDCA). On November 13, 2013, an action was filed in federal court in Minnesota seeking to certify a nationwide class of third-party payor entities that purchased Celexa ®  and Lexapro ®  for pediatric use. The complaint asserts claims under the federal Racketeer Influenced and Corrupt Organizations Act, alleging that Forest engaged in an off-label marketing scheme and paid illegal kickbacks to physicians to induce prescriptions of Celexa ®  and Lexapro ® . Forest moved to dismiss the complaint and on December 12, 2014, the court issued a ruling dismissing plaintiff’s claims under Minnesota’s Deceptive Trade Practices Act, but denying the remaining portions of the motion. On March 13, 2014, an action was filed in the federal court in Massachusetts by two third-party payors seeking to certify a nationwide class of persons and entities that purchased Celexa ®  and Lexapro ® for use by pediatric use. The complaint asserts claims under the federal Racketeer Influenced and Corrupt Organizations Act, state consumer protection statutes, and state common laws, alleging that Forest engaged in an off-label marketing scheme and paid illegal kickbacks to physicians to induce prescriptions of Celexa ®  and Lexapro®. The court granted Forest’s motion to dismiss this complaint in its December 12, 2014 ruling. On August 28, 2014, an action was filed in the federal district court in Washington seeking to certify a nationwide class of consumers and subclasses of Washington and Massachusetts consumers that purchased Celexa ®  and Lexapro ®  for pediatric use. The complaint asserts claims under the federal Racketeer Influenced and Corrupt Organizations Act, alleging that Forest engaged in off-label marketing scheme and paid illegal kickbacks to physicians to induce prescriptions of Celexa ®  and Lexapro ® . Forest’s response to the complaint was filed on December 19, 2014. On June 16, 2015, the court issued a ruling on the motion to dismiss, granting it in part and denying it in part.

Forest and certain of its affiliates are also named as defendants in two actions filed on behalf of entities or individuals who purchased or reimbursed certain purchases of Celexa ®  and Lexapro ®  for pediatric use pending in the Missouri state court. These claims arise from similar allegations as those contained in the federal actions described in the preceding paragraphs. One action, filed on November 6, 2009, was brought by two entities that purchased or reimbursed certain purchases of Celexa ® and/or Lexapro ® . The complaint asserts claims under the Missouri consumer protection statute and Missouri common law, and seeks unspecified damages and attorneys’ fees. The other action, filed on July 22, 2009, was filed as a putative class action on behalf of a class of Missouri citizens who purchased Celexa ®  for pediatric use. The complaint asserts claims under the Missouri consumer protection statute and Missouri common law, and seeks unspecified damages and attorneys’ fees. In October 2010, the court certified a class of Missouri domiciliary citizens who purchased Celexa ®  for pediatric use at any time prior to the date of the class certification order, but who do not have a claim for personal injury. The Company reached agreements with both sets of plaintiffs in the Missouri actions to resolve each matter for payments that are not material to our financial condition or results of operations.

The Company intends to continue to vigorously defend against these actions. At this time, the Company does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

Telephone Consumer Protection Act Litigation. A putative class action complaint against Anda, Inc. (“Anda”), a subsidiary of the Company, was filed in Missouri state court alleging claims for conversion and alleged violations of the Telephone Consumer Protection Act (“TCPA”) and Missouri Consumer Fraud and Deceptive Business Practices Act. An amended complaint alleges that by sending unsolicited facsimile advertisements, Anda misappropriated the class members’ paper, toner, ink and employee time when they received the alleged unsolicited faxes, and that the alleged unsolicited facsimile advertisements were sent to the plaintiff in violation of the TCPA and Missouri Consumer Fraud and Deceptive Business Practices Act. The complaint seeks to assert class action claims on behalf of the plaintiff and other similarly situated third parties. On May 19, 2011, the plaintiff’s filed a motion seeking certification of a class of entities with Missouri telephone numbers who were sent Anda faxes for the period January 2004 through January 2008 but the court vacated the class certification hearing until the FCC Petition, described in more detail below, was addressed. On May 1, 2012, a separate action was filed in federal court in Florida, purportedly on behalf of the “end users of the fax numbers in the United States but outside Missouri to which faxes advertising pharmaceutical products for sale by Anda were sent.” On July 10, 2012, Anda filed its answer and affirmative defenses. The parties filed a joint motion to stay the action pending the resolution of the FCC Petition which the court granted. In addition, in October 2012, Forest and certain of its affiliates were named as defendants, in a putative class action in federal court in Missouri. This suit alleges that Forest and another defendant violated the TCPA and was filed on behalf of a proposed class that includes all persons who, from four years prior to the filing of the action, were sent telephone facsimile messages of material advertising the commercial availability of any property, goods, or services by or on behalf of defendants, which did not display an opt-out notice compliant with a certain regulation promulgated by the FCC. On July 17, 2013, the district court granted Forest’s motion to stay the action pending the administrative proceeding initiated by the pending FCC Petition and a separate petition Forest filed. On October 31, 2015, another class action complaint was filed in Missouri state court against Allergan USA, Inc., Warner Chilcott Corporation and Actavis, Inc. alleging violations of the Telephone Consumer Protection Act, the Missouri Consumer Fraud and Protection Act and conversion on behalf of a putative nationwide class of plaintiffs to who defendant Warner Chilcott Corporation sent unsolicited facsimile advertisements.  Defendants removed this action to the federal district court for the Western District of Missouri on December 10, 2015 and responded to the complaint on February 8, 2016.  On February 17, 2016, plaintiffs voluntarily dismissed defendants Allergan USA, Inc. and Actavis, Inc. from the litigation.
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

Testosterone Replacement Therapy Class Action. On November 24, 2014, the Company was served with a putative class action complaint filed on behalf a class of third party payers in federal court in Illinois. The suit alleges that the Company and other named pharmaceutical defendants violated various laws including the federal Racketeer Influenced and Corrupt Organizations Act and state consumer protection laws in connection with the sale and marketing of certain testosterone replacement therapy pharmaceutical products (“TRT Products”), including the Company’s Androderm ® product. This matter was filed in the TRT Products Liability MDL, described in more detail below, notwithstanding that it is not a product liability matter. Plaintiff alleges that it reimbursed third parties for dispensing TRT Products to beneficiaries of its insurance policies. Plaintiff seeks to obtain certain equitable relief, including injunctive relief and an order requiring restitution and/or disgorgement, and to recover damages and multiple damages in an unspecified amount. Defendants filed a joint motion to dismiss the complaint, after which plaintiff amended its complaint.  Defendants jointly filed a motion to dismiss the amended complaint, which was granted in part and denied in part on February 3, 2016.  The Court dismissed plaintiff’s substantive RICO claims for mail and wire fraud for failure to plead with particularity under Rule 9(b) but granted plaintiffs leave to replead.  The court also dismissed plaintiff’s state law statutory claims and common law claims for fraud and unjust enrichment.  The Court declined to dismiss plaintiff's conspiracy claims pursuant to 18 U.S.C. § 1962(d) and its claims for negligent misrepresentation.. The Company believes it has substantial meritorious defenses to the claims alleged and intends to vigorously defend the action. However, an adverse determination in the case could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

West Virginia Prescription Drug Abuse Litigation. On June 26, 2012, the State of West Virginia filed a lawsuit against multiple distributors of prescription drugs, including Anda. The complaint generally alleges that the defendants distributed prescription drugs in West Virginia in violation of state statutes, regulation and common law. The complaint seeks injunctive relief and unspecified damages and penalties. On January 3, 2014, plaintiff filed an amended complaint which the defendants moved to dismiss. On

December 16, 2014, the court issued an order denying the defendants’ motion to dismiss.  On January 27, 2015, the State filed a second amended complaint which the Company moved to dismiss.  On September 8, 2015, the court issued a ruling denying the motion to dismiss the second amended complaint. On October 23, 2015, defendants filed a writ of prohibition in the Supreme Court of Appeals of West Viriginia seeking review of the court’s denial of the motion to dismiss the second amended complaint.  On January 5, 2016, the Supreme Court of Appeals of West Virginia declined to issue an order to show cause on defendants’ writ of prohibition.  The case is in its preliminary stages and the Company believes it has substantial meritorious defenses to the claims alleged. However, an adverse determination in the case could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Xaleron Dispute. On February 5, 2016, Xaleron Pharmaceuticals, Inc. filed a lawsuit against Allergan, Inc. and Actavis, Inc. in state court in New York.  The summons with notice alleges Allergan misappropriated Xaleron’s confidential business information and asserts claims for unfair competition, tortious interference with prospective economic advantage and unjust enrichment.  To date, Xaleron has not filed a complaint.  The Company intends to vigorously defend against this action. However, this action, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

FDA Litigation

In May 2002, Company subsidiary Watson Laboratories, Inc. reached an agreement with the FDA on the terms of a consent decree with respect to its Corona, California manufacturing facility. The court approved the consent decree on May 13, 2002 ( United States of America v. Watson Laboratories, Inc., et. al ., United States District Court for the Central District of California, EDCV-02-412-VAP). The consent decree applies only to the Company’s Corona, California facility and not other manufacturing sites. The decree requires that the Corona, California facility complies with the FDA’s current Good Manufacturing Practices (“cGMP”) regulations.

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

Patent Litigation

Patent Enforcement Matters

Acular LS®.  In September 2015, Allergan received a Paragraph IV certification notice letter from Aurobindo Pharma USA Inc. (“Aurobindo”) contending that U.S. Patent Numbers 8,008,338 (the “’338 Patent”), 8,207,215 (the “’215 Patent), 8,377,982 (the “’982 Patent”), 8,541,163 (the “’163 Patent”), 8,648,107 (the “’107 Patent”), 8,906,950 (the “’950 Patent”), and 8,946,281 (the “’281 Patent”) are invalid and not infringed by Aurobindo’s proposed generic version of Acular LS ® . While the Company intends to vigorously defend the ’338 Patent, the ’215 Patent, the ’982 Patent, the ’163 Patent, the ’107 Patent, the ’950 Patent, and the ’281 Patent and pursue its legal rights, Allergan can offer no assurance as to whether such lawsuit will be successful and that a generic version will not be launched. In November 2015, Allergan filed a complaint against Aurobindo in the U.S. District Court for the Eastern District of Texas, Marshall Division (the “Texas Litigation”) and, in the U.S. District Court for the District of Delaware (the “Delaware Litigation”).  These lawsuits triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than March 30, 2018 (unless there is a final court decision adverse to Allergan sooner).  In January 2016, Aurobindo filed a counterclaim against Allergan in the Delaware Litigation.

Amrix®. In August 2014, Aptalis Pharmatech, Inc. (“Aptalis”) and Ivax International GmbH (“Ivax”), Aptalis’s licensee for Amrix, brought an action for infringement of U.S. Patent No. 7,790,199 (the “‘199 patent”), and 7,829,121 (the “‘121 patent”) in the U.S. District Court for the District of Delaware against Apotex Inc. and Apotex Corp. (collectively “Apotex”). Apotex has notified Aptalis that it has filed an ANDA with the FDA seeking to obtain approval to market a generic version of Amrix before these patents expire. (The ‘199 and ‘121 patents expire in November 2023.) This lawsuit triggered an automatic stay of approval of Apotex’s ANDA until no earlier than December 27, 2016 (unless there is a final court decision adverse to Forest sooner, and subject to any other exclusivities, such as a first filer 180 day market exclusivity). A bench trial concluded on November 17, 2015.  Post-trial briefing is scheduled to conclude by March 30, 2016.  The Company believes it has meritorious claims to prevent the generic applicant from launching a generic version of Amrix. However, there can be no assurance a generic version will not be launched.

Atelvia®. In August and October 2011 and March 2012, Warner Chilcott received Paragraph IV certification notice letters from Watson Laboratories, Inc. – Florida (together with Actavis, Inc. (formerly Watson Pharmaceuticals, Inc.) and its subsidiaries, “Actavis”), Teva and Ranbaxy Laboratories Ltd. (together with its affiliates, “Ranbaxy”) indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of Atelvia ®  35 mg tablets (“Atelvia ® ”). The notice letters contend that Warner Chilcott’s U.S. Patent Nos. 7,645,459 (the “‘459 Patent”) and 7,645,460 (the “‘460 Patent”), two formulation and method patents expiring in January 2028, are invalid, unenforceable and/or not infringed. Warner Chilcott filed a lawsuit against Actavis in October 2011, against Teva in November 2011 and against Ranbaxy in April 2012 in the U.S. District Court for the District of New Jersey charging each with infringement of the ‘459 Patent and ‘460 Patent. On August 21, 2012, the United States Patent and Trademark Office issued to the Company U.S. Patent No. 8,246,989 (the “‘989 Patent”), a formulation patent expiring in January 2026. The Company listed the ‘989 Patent in the FDA’s Orange Book, each of Actavis, Teva and Ranbaxy amended its Paragraph IV certification notice letter to contend that the ‘989 Patent is invalid and/or not infringed, and Warner Chilcott amended its complaints against Actavis, Teva and Ranbaxy to assert the ‘989 Patent. On October 2, 2013, Actavis divested its ANDA to Amneal Pharmaceuticals. In September 2013, Warner Chilcott received a Paragraph IV certification notice letter from Impax Laboratories, Inc. indicating that it had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of Atelvia ® . Warner Chilcott filed a lawsuit against Impax on October 23, 2013, asserting infringement of the ‘459, ‘460, and ‘989 patents. On June 13, June 30, and July 15, 2014, the Company entered into settlement agreements with Ranbaxy, Amneal and Impax, respectively. Each agreement permits Ranbaxy, Amneal and Impax to launch generic versions of Atelvia ®  on July 9, 2025, or earlier in certain circumstances. Trial against Teva began on July 14, 2014 and concluded on July 18, 2014. On March 4, 2015, the District Court ruled that the claims at issue in the litigation are invalid for obviousness. The Company intends to appeal this ruling. On March 5, 2015, the Company filed a motion for entry of an injunction or stay pending appeal seeking to enjoin Teva from launching a generic version of Atelvia pending such appeal. On March 30, 2015, the District Court denied the Company’s motion for entry of an injunction or stay during the pendency of an appeal, but temporarily enjoined Teva from launching its generic product for 10 business days following entry of the order so that the Company could move before the Federal Circuit for an injunction pending appeal. On April 27, 2015, the Federal Circuit temporarily enjoined Teva from launching its generic product pending resolution of the Company’s motion for an injunction pending appeal.  The Federal Circuit denied the Company’s motion on May 15, 2015, and Teva launched their generic version of Atelvia.  Appellate briefing is complete and and oral argument was held on February 1, 2016.  The parties are now awaiting a decision.

While the Company intends to vigorously defend the ‘459 Patent, the ‘460 Patent, and the ‘989 Patent and pursue its legal rights, the Company can offer no assurance as to when the lawsuit will be decided and whether such lawsuit will be successful.

Bystolic® IPR. On December 23, 2015, Forest Laboratories Holdings Limited (“Forest”) received a notification letter that an Inter Partes Review of the USPTO (“IPR”) petition was filed by Lower Drug Prices for Consumers, LLC (“LDPC”) regarding U.S. Patent No. 6,545,040, expiring on December 17, 2021 (the “’040 Patent”). LDPC filed the IPR petition on December 22, 2015, and refiled a corrected petition on January 20, 2016. Forest’s deadline to file a Patent Owner’s Preliminary Response is currently on or about April 4, 2016.

Canasa®. In July 2013, Aptalis Pharma US, Inc. and Aptalis Pharma Canada Inc. brought actions for infringement of U.S. Patent Nos. 8,217,083 (the “‘083 patent”) and 8,436,051 (the “‘051 patent”) in the U.S. District Court for the District of New Jersey against Mylan and Sandoz. These companies have notified Aptalis that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Canasa ®  before these patents expire. Amended complaints were filed against these companies in November 2013 adding claims for infringement of U.S. Patent No. 7,854,384 (the “‘384 patent”). The ‘083, ‘051, and ‘384 patents expire in June 2028. On November 11, 2015, Aptalis entered into a settlement agreement with Mylan. On December 14, 2015, Aptalis brought an action for infringement of the ‘083, ‘051, and ‘384 patents in the U.S. District Court for the District of New Jersey against Pharmaceutical Sourcing Partners, Inc. (“PSP”).  PSP had notified Aptalis that it had filed an ANDA with the FDA seeking to obtain approval to market generic versions of Canasa before certain of these patents expire. This lawsuit triggered an automatic stay of approval of PSP’s ANDA that expires no earlier than May 2018 (unless a court issues a decision adverse to Aptalis sooner). On December 23 and 27, 2015, Aptalis brought actions for infringement of the ‘083, ‘051, and ‘384 patents in the U.S. District Courts for the District of New Jersey and the District of Delaware, respectively, against Delcor Asset Corp., Renaissance Pharma, Inc. and Renaissance Acquisition Holdings, LLC (“Delcor”).  Delcor has notified Aptalis that it has filed an ANDA with the FDA seeking to obtain approval to market generic versions of Canasa before certain of these patents expire. These lawsuits triggered an automatic stay of approval of Delcor’s ANDA that expires no earlier than May 2018 (unless there is a final court decision adverse to Aptalis sooner).  No trial dates have been set in the pending actions.  The Company believes it has meritorious claims to prevent the generic applicants from launching a generic version of Canasa ® . However, there can be no assurance a generic version will not be launched.

Combigan® II. In 2012, Allergan filed a complaint against Sandoz, Alcon, Apotex and Watson in the U.S. District Court for the Eastern District of Texas, Marshall Division, alleging that their proposed products infringe U.S. Patent Number 8,133,890 (“890 Patent”), and subsequently amended their complaint to assert infringement of U.S. Patent Number 8,354,409. In March 2013, Allergan received a Paragraph IV invalidity and non‑infringement certification from Sandoz, contending that the ‘890 Patent is invalid and not infringed by the proposed generic product. In October 2013, Allergan filed a motion to stay and administratively close the Combigan II matter, which was granted. In April 2015, Allergan filed a stipulation of dismissal and the U.S. District Court granted the Order with respect to the Watson defendants. In October 2015, the U.S. District Court entered an order consolidating the  Combigan® III matter C.A. 2:15-cv-00347-JRG into this matter C.A. 2:12-cv-00207-JRG, as lead case and subsequently, set the bench trial for October 25, 2016.  While the Company intends to vigorously defend the patents at issue in this litigation, Allergan can offer no assurance as to whether the lawsuit will be successful and that a generic version will not be launched.

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

Combigan® FFC Extortion. On June 19, 2015, Allergan filed a complaint against Ferrum Ferro Capital, LLC and Kevin Barnes (collectively, “FFC”) in the U.S. District Court for the Central District of California, Southern Division, alleging civil extortion, malicious prosecution, and unfair business practices arising from U.S. Patent Laws regarding the IPR petition regarding U.S. Patent No. 7,030,149, expiring in April 2022 (the “’149 Patent”) filed by FFC on March 9, 2015.  On August 10, 2015, FFC filed a notice of motion and motion to strike the complaint under California Code of Civil Procedure § 425.16, California’s “anti-SLAPP” statute.  On September 1, 2015, the Court issued an order to show cause regarding subject matter jurisdiction.  On September 21, 2015, the U.S. Patent Office denied the IPR petition.  On October 19, 2015, the Court heard oral argument on the order to show cause regarding subject matter jurisdiction and took the matter under submission.  In December 2015, the Court entered an order dismissing this action without prejudice for lack of subject matter jurisdiction, rendering all pending motions moot. In January 2016, the Court entered a judgment dismissing the case without prejudice.

Enablex®. On December 18, 2013, Warner Chilcott Company LLC and Warner Chilcott (US) LLC sued Torrent Pharmaceuticals Ltd. and Torrent Pharma Inc. (together “Torrent”) in the United States District Court for the District of Delaware,

alleging that sales of Torrent’s darifenacin tablets, a generic version of Warner Chilcott’s Enablex ® , would infringe U.S. Patent No. 6,106,864 (the ‘864 patent). The complaint seeks injunctive relief. Pursuant to the provisions of the Hatch-Waxman Act, the FDA is precluded from granting final approval to Torrent until the earlier of thirty months after the generic applicant provided Warner Chilcott with notice of its ANDA filing or the generic applicant prevails in the pending litigation, subject to any other exclusivities, such as a first filer 180 day market exclusivity.

On June 6, 2014, Warner Chilcott Company LLC and Warner Chilcott (US) LLC sued Amneal Pharmaceuticals LLC and Amneal Pharmaceuticals of New York, LLC (together “Amneal”) in the United States District Court for the District of Delaware, alleging that sales of Amneal’s darifenacin tablets, a generic version of Warner Chilcott’s Enablex ® , would infringe the ‘864 patent. The complaint seeks injunctive relief. Pursuant to the provisions of the Hatch-Waxman Act, the FDA is precluded from granting final approval to Amneal until the earlier of thirty months after the generic applicant provided Warner Chilcott with notice of its ANDA filing or the generic applicant prevails in the pending litigation, subject to any other exclusivities, such as a first filer 180 day market exclusivity. On July 7, 2014, the Company settled with Torrent. The Company also settled with Amneal on September 24, 2014. The Company has also received a Notice Letter dated June 19, 2014 from Apotex Corp et al. and an analogous complaint was filed.   The Company settled its litigation with the Apotex defendants on August 24, 2015 and the court entered a dismissal order on August 31, 2015.

Under the settlement agreements entered into in the third quarter of 2010 to resolve outstanding patent litigation, each of Teva, Anchen Pharmaceuticals, Inc. and Watson agreed not to launch a generic version of Enablex ®  until the earlier of March 15, 2016 (or June 15, 2016, if a 6-month pediatric extension of regulatory exclusivity is granted) or, among other circumstances, (i) the effective date of any license granted to a third party for a generic Enablex product or (ii) in the event a third party launches a generic Enablex ®  product “at risk” and injunctive relief is not sought or granted.

Delzicol. On August 28, 2015, Warner Chilcott Company, LLC, Warner Chilcott (US), LLC, and Qualicaps Co., Ltd. (collectively, “Plaintiffs”) brought an action for infringement of U.S. Patent No. 6,649,180 (the “‘180 patent”) in the United States District Court for the Eastern District of Texas against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. (collectively, “Teva”). Teva notified Plaintiffs that it has filed an ANDA with the FDA seeking to obtain approval to market generic versions of Delzicol before the ‘180 patent expires in April 2020. This lawsuit triggered an automatic stay of approval of Teva’s ANDA that expires no earlier than January 2018 (unless there is a final court decision adverse to Plaintiffs sooner).  Trial is scheduled for October 2017.  On November 9, 2015, Plaintiffs also brought an action for infringement of ‘180 patent in the United States District Court for the Eastern District of Texas against Mylan Pharmaceuticals, Inc., Mylan Laboratories Limited and Mylan, Inc. (collectively, “Mylan”). Mylan notified Plaintiffs that it has filed an ANDA with the FDA seeking to obtain approval to market generic versions of Delzicol before the ‘180 patent expires in April 2020. This lawsuit triggered an automatic stay of approval of Mylan’s ANDA that expires no earlier than March 2018 (unless a court issues a decision adverse to Plaintiffs sooner). On December 16, 2015, Mylan filed a motion to dismiss for failure to state a claim, lack of personal jurisdiction, and improper venue, which remains pending.  Trial is scheduled for October 2017.   While the Company intends to vigorously defend the patents at issue in this litigation, Warner Chilcott can offer no assurance as to whether the lawsuit will be successful and that a generic version will not be launched.

Lastacaft®.  In October 2014, Allergan and Vistakon Pharmaceuticals, LLC (“Vistakon”) filed a complaint in the U.S. District Court for the District of Delaware for infringement of U.S. Patent No. 8,664,215 (“’215 Patent”) against Wilshire Pharmaceuticals, Inc. (“Wilshire”).  In February 2015, Wilshire filed a motion to dismiss Count II of the complaint for lack of subject matter jurisdiction and a counterclaim against Allergan and Vistakon.  The parties stipulated and the Court ordered that Count II is dismissed without prejudice.  In June 2015, the Court scheduled a bench trial for July 17, 2017.  This lawsuit triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than January 28, 2018 (unless there is a final court decision adverse to Allergan sooner).  While the Company intends to vigorously defend the patents at issue in this litigation, Allergan can offer no assurance as to whether the lawsuit will be successful and that a generic version will not be launched.

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

In December 2014, Allergan and Duke filed a complaint for infringement of U.S. Patent No. 8,906,962 (“‘962 Patent”) against Sandoz, Inc. (“Sandoz”), Akorn, Inc. (“Akorn”), Hi-Tech Parmacal Co., Inc. (“Hi-Tech”), and Actavis, Inc., Watson Laboratories, Inc., and Actavis Pharma, Inc. (collectively, “Actavis”). In January 2015, Allergan and Duke subsequently filed an amended complaint against Sandoz, Akorn, Hi-Tech, and Actavis to assert infringement of U.S. Patent Number 8,926,953 (“‘953 Patent”). In March 2015, Allergan filed a notice of voluntary dismissal as to the Actavis defendants. In March 2015, Allergan and Duke filed a motion for leave to file a second amended complaint asserting only the ‘953 Patent.  In April 2015, Sandoz filed a motion to dismiss for failure to state a claim.  In May 2015, Akorn and Hi‑Tech filed a motion to dismiss for failure to state a claim.  On May 19, 2015, the court entered an opinion and order granting Allergan and Duke’s motion for leave to file a second amended complaint, which will render moot Apotex’s motion to dismiss for failure to state a claim, Allergan and Duke’s motion to dismiss Apotex’s counterclaims, Sandoz’s motion to dismiss for failure to state a claim, and Akorn and Hi‑Tech’s motion to dismiss for failure to state a claim.  On May 22, 2015, Allergan and Duke filed a second amended complaint. On June 22, 2015, Apotex and Sandoz filed separate motions to dismiss for failure to state a claim.  On July 2, 2015, Akorn and Hi-Tech filed a motion for judgment on the pleadings.  On August 31, 2015, the court issued an order and judgment dismissing the case with prejudice in favor of Apotex, Sandoz and Akorn on all of Allergan’s claims alleging infringement of the ‘953 patent.  In the Sandoz and Akorn matters, the court also declared and adjudged the ‘953 patent invalid as obvious, and collaterally estopped Allergan from asserting the ‘953 patent against Sandoz or Akorn or contesting the invalidity of the ‘953 patent.  In late September, the court entered a final judgment that declared and adjudged claims 8, 23 and 26 of the ‘953 patent invalid as obvious and collaterally estopped Allergan from asserting claims 8, 23 and 26 of the ‘953 patent against Apotex and Akorn or contesting the invalidity of claims 8, 23 and 26 of the ‘953 patent.  On September 30, 2015, Allergan filed a Notice of Appeal to the Court of Appeals for the Federal Circuit. On October 19, 2015, the U.S. Court of Appeals for the Federal Circuit docketed the appeal filed by Allergan. While the Company intends to vigorously defend the patents at issue in this litigation, Allergan can offer no assurance as to whether the lawsuit will be successful and that a generic version will not be launched.

Minastrin® 24 Fe. On June 6, 2014, Warner Chilcott sued Lupin Atlantis Holdings SA, Lupin Ltd. and Lupin Pharmaceuticals, Inc. (collectively, “Lupin”) in the United States District Court for the District of Maryland, alleging that sales of Lupin’s norethindrone and ethinyl estradiol chewable tablets, a generic version of Warner Chilcott’s Minastrin ®  24 Fe, would infringe U.S. Patent 6,667,050 (the “‘050 patent”). The Complaint seeks an injunction. Pursuant to the provisions of the Hatch-Waxman Act, the FDA is precluded from granting final approval to the generic applicants until the earlier of thirty months after the generic applicant provided Warner Chilcott with notice of its abbreviated new drug application filing or the generic applicant prevails in the pending litigation. Warner Chilcott further notes that FDA will not approve any ANDA product before May 8, 2016 due to Minastrin ®  24 Fe’s new dosage form exclusivity, which expires on that date. The litigation against Lupin is pending. Warner Chilcott notes that on April 29, 2014, several of the claims of the ‘050 patent were declared invalid in the Generess litigation discussed above. Warner Chilcott has appealed the Generess decision and the appeal is currently pending. Lupin and the Company have entered into a settlement agreement and have moved the District Court in the Generess matter for an indicative ruling that it would vacate the decision in Generess if the pending appeal in that case is remanded. On April 8, 2015, the District Court granted the parties’ motion and the Generess appeal has been terminated.  The parties request that the District Court in Generess vacate its prior opinion was granted on May 18,  2015. This case was dismissed on May 18, 2015. By letter dated April 15, 2015, the Company received a Paragraph IV notice letter from Amneal Pharmaceuticals LLC (“Amneal”).  A complaint against Amneal was filed on May 28, 2015 in the United States District Court for the District of New Jersey. The Company settled its litigation with Amneal and the case was dismissed on January 2016.  The Company is also involved in ANDA litigation with Mylan Pharmaceuticals, Inc. and Jai Pharma Limited regarding their Paragraph IV challenge to the ‘050 patent. This litigation is ongoing.  While the Company intends to vigorously defend the patent at issue in this litigation, Warner Chilcott can offer no assurance as to whether the lawsuit will be successful and that a generic version will not be launched.

Namenda XR®. Between January and October 2014, Forest Laboratories, Inc., Forest Laboratories Holdings, Ltd. (collectively, “Forest”) and Merz Pharma and Adamas Pharmaceuticals, Forest’s licensors for Namenda XR (all collectively, “Plaintiffs”), brought actions for infringement of some or all of U.S. Patent Nos. 5,061,703 (the “‘703 patent”), 8,039,009 (the “’009 patent”), 8,168,209 (the “‘209 patent”), 8,173,708 (the “‘708 patent”), 8,283,379 (the “‘379 patent”), 8,329,752 (the “‘752 patent”), 8,362,085 (the “‘085 patent”), and 8,598,233 (the “‘233 patent”) in the U.S. District Court for the District of Delaware against Wockhardt, Teva, Sun, Apotex, Anchen, Zydus, Watson, Par, Mylan, Amneal, Ranbaxy,  and Amerigen, and related subsidiaries and affiliates thereof. These companies have notified Plaintiffs that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Namenda XR before these certain patents expire. Including a 6-month pediatric extension of regulatory exclusivity, the ‘703 patent expires in October 2015, the ‘009 patent expires in September 2029, and the ‘209, ‘708, ‘379, ‘752, ‘085, and ‘233 patents expire in May 2026. These lawsuits triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than June 2016 (unless there is a final court decision adverse to Plaintiffs sooner). On June 11, 2014, Mylan filed a motion to dismiss for lack of personal jurisdiction, which the district court denied on March 30, 2015. On December 18, 2014, Ranbaxy filed an IPR before the Patent Trial and Appeal Board, U.S. Patent and Trademark Office, with respect to the ‘085 patent. Adamas filed a preliminary response on April 14, 2015. On May 1, 2015, Forest entered into a settlement agreement with Ranbaxy. On May 15, 2015, the Patent Trial and Appeal Board granted Adamas and Ranbaxy’s joint motion to terminate the case. On October 17, 2014, Forest and Actavis Laboratories FL, Inc. (f/k/a Watson Laboratories, Inc. — Florida) filed a stipulation dismissing their respective claims without prejudice. On November 3, 2014, Plaintiffs entered into a settlement agreement with Wockhardt. Under the terms of the settlement agreement, and subject to review of the settlement terms by the U.S. Federal Trade Commission, Plaintiffs will provide a license to Wockhardt that will permit it to launch its generic version of Namenda XR as of the date that is the later of (a) two (2) calendar months prior to the expiration date of the last to expire of the ‘703 patent, the ‘209 patent, the ‘708 patent, the ‘379 patent, the ‘752 patent, the ‘085 patent, and the ‘233 patent, including any extensions and/or pediatric exclusivities; or (b) the date that Wockhardt obtains final FDA approval of its ANDA, or earlier in certain circumstances. On January 13, 2015, Plaintiffs entered into settlement agreements with Anchen and Par. Under the terms of the settlement agreements, and subject to review of the settlement terms by the U.S. Federal Trade Commission, Plaintiffs will provide licenses to Anchen and Par that will permit them to launch their generic versions of Namenda XR as of the date that is the later of (a) two (2) calendar months prior to the expiration date of the last to expire of the ‘209 patent, the ‘708 patent, the ‘379 patent, the ‘752 patent, the ‘085 patent, and the ‘233 patent, as well as the ‘009 patent for Par only, including any extensions and/or pediatric exclusivities; or (b) the dates that Anchen and Par obtain final FDA approval of their respective ANDAs, or earlier in certain circumstances. On May 11, 2015, Forest entered into a settlement agreement with Sun. On August 18, 2015, Forest entered into a settlement agreement with Zydus.  On September 9, 2015, Forest entered into a settlement agreement with Amneal.  Under the terms of the settlement agreement, and subject to review of the settlement terms by the U.S. Federal Trade Commission, Plaintiffs will provide a license to Amneal that will permit it to launch its generic version of Namenda XR beginning January 31, 2020, following receipt by Amneal of final approval from the FDA on its ANDA for generic Namenda XR; or (b) under certain circumstances, Amneal has an option to launch an authorized generic version of Namenda XR beginning on January 31, 2021. The Company entered into a settlement agreement with Amerigen on October 20, 2015.  The Company entered into a settlement agreement with Mylan on November 16, 2015. The Company entered into a settlement agreement with Lupin on December 22, 2015.  On January 5, 2016, the district court issued a claim construction ruling that included findings of indefiniteness as to certain claim terms in the asserted patents. On February 11, 2016, the Company settled with Apotex. Trial began on February 16, 2016 with the remaining defendant Teva with respect to the ‘009 patent.   On October 9, 2015, the Company also brought an action for infringement of the ‘009, ‘209, ‘708, ‘379, ‘752, ‘085, and ‘233 patents in the U.S. District Court for the District of Delaware against Accord Healthcare, Inc. and Intas Pharmaceuticals Limited (collectively, “Accord”).  The Accord defendants have notified Plaintiffs that they have filed an ANDA with the FDA seeking to obtain approval to market generic versions of Namenda XR before these certain patents expire.  On January 14, 2016, Forest entered into a settlement agreement with Accord.  On October 9, 2015, the Company also brought an action for infringement of the ‘009, ‘209, ‘708, ‘379, ‘752, ‘085, and ‘233 patents in the U.S. District Court for the District of Delaware against Accord Healthcare, Inc. and Intas Pharmaceuticals Limited (collectively, “Accord”).  The Accord defendants have notified Plaintiffs that they have filed an ANDA with the FDA seeking to obtain approval to market generic versions of Namenda XR before these patents expire. On December 18, 2015, the Company also brought an action for infringement of the ‘209, ‘708, ‘379, ‘752, ‘085, and ‘233 patents in the U.S. District Court for the District of Delaware against Panacea Biotec, Ltd. (“Panacea”).  Panacea has notified Plaintiffs that it has filed an ANDA with the FDA seeking to obtain approval to market generic versions of Namenda XR before these patents expire.  This lawsuit triggered an automatic stay of approval of Panacea’s ANDA that expires no earlier than May 2018 (unless a court issues a decision adverse to Plaintiffs sooner).    The Company believes it has meritorious claims to prevent the generic applicants from launching a generic version of Namenda XR. However, there can be no assurance a generic version will not be launched.

Namzaric™. On August 27, 2015, Forest Laboratories, LLC, Forest Laboratories Holdings, Ltd. (collectively, “Forest”) and Adamas Pharmaceuticals, Inc. (all collectively, “Plaintiffs”), brought an action for infringement of some or all of U.S. Patent Nos. 8,039,009 (the “’009 patent”), 8,058,291 (the “‘291 patent”), 8,168,209 (the “‘209 patent”), 8,173,708 (the “‘708 patent”), 8,283,379 (the “‘379 patent”), 8,293,794 (the “‘794 patent”), 8,329,752 (the “‘752 patent”), 8,338,485 (the “‘485 patent”), 8,338,486 (the “‘486 patent”), 8,362,085 (the “‘085 patent”), 8,580,858 (the “‘858 patent”) and 8,598,233 (the “‘233 patent”) in the U.S. District Court for the District of Delaware against Amneal Pharmaceuticals LLC and Par Pharmaceutical, Inc., and related subsidiaries and affiliates thereof. These companies have notified Plaintiffs that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Namzaric before these certain patents expire. Including a 6-month pediatric extension of regulatory exclusivity, the ‘009 patent expires in September 2029, and the ‘209, ‘708, ‘379, ‘752, ‘085, and ‘233 patents expire in May 2026. The ‘291 patent expires in December 2029, and the ‘794, ‘485, ‘486, and ‘858 patents expire in November 2025. These lawsuits triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than January 2018 (unless there is a final court decision adverse to Plaintiffs sooner).  On October 23, 2015, the Company also brought an action for infringement of the ‘009, ‘291, ‘209, ‘708, ‘379, ‘794, ‘752, ‘485, ‘486, ‘085, ‘858 and ‘233 patents in the U.S. District Court for the District of Delaware against Amerigen Pharmaceuticals, Inc. and Amerigen Pharmaceuticals Ltd. (collectively, “Amerigen”).  The Amerigen defendants have notified Plaintiffs that they have filed an ANDA with the FDA seeking to obtain approval to market generic versions of Namzaric before these certain patents expire.  On January 5, 2016, the district court in the Namenda XR patent litigations issued a claim construction ruling that included findings of indefiniteness as to certain claim terms in certain of the patents also asserted in the pending Namzaric patent litigations. Trial is scheduled for October 2017. While the Company intends to vigorously defend the patents at issue in this litigation, Forest can offer no assurance as to whether the lawsuit will be successful and that a generic version will not be launched.

Rapaflo®. On June 17, 2013, Actavis, Inc., Watson Laboratories, Inc., and Kissei Pharmaceutical Co., Ltd. sued Hetero USA Inc., Hetero Labs Limited, and Hetero Labs Limited, Unit 3 (collectively, “Hetero”) in the United States District Court for the District of Delaware, alleging that sales of silodosin tablets, a generic version of Actavis’ Rapaflo ®  tablets, would infringe U.S. Patent No. 5,387,603 (the ‘603 patent). On June 17, 2013 Actavis, Inc., Watson Laboratories, Inc., and Kissei Pharmaceutical Co., Ltd. sued Sandoz Inc. in the United States District Court for the District of Delaware, alleging that sales of Sandoz’s generic version of Rapaflo ®  would infringe the ‘603 patent. The complaint seeks injunctive relief. On December 22, 2014 the Parties completed a settlement agreement with Hetero. Actavis and Kissei’s lawsuit against Sandoz have been consolidated and remain pending. Pursuant to the provisions of the Hatch-Waxman Act, the FDA is precluded from granting final approval to the generic applicants prior to April 8,

2016. The Company believes it has meritorious claims to prevent the generic applicants from launching a generic version of Rapaflo. However, if a generic applicant prevails in the pending litigation or launches a generic version of Rapaflo before the pending litigation is finally resolved, it could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Restasis®. Between August and September 2015, Allergan brought actions for infringement of U.S. Patent Nos. 8,629,111 (the “‘111 patent”), 8,633,162 (the “‘162 patent”), 8,642,556 (the “‘556 patent”), 8,648,048 (the “‘048 patent”), and 8,685,930 (the “‘930 patent”) in the U.S. District Court for the Eastern District of Texas against Akorn, Inc, Apotex, Inc., Mylan Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Inc., InnoPharma, Inc., and Pfizer, Inc., and related subsidiaries and affiliates thereof. On September 14, 2015, Allergan brought an action for infringement of these patents in the U.S. District Court for the District of Delaware against InnoPharma, Inc. and Pfizer, Inc.  These companies have notified Allergan that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Restasis before these patents expire in August 2024.  In the Texas actions the District Court granted joint motions to dismiss without prejudice Teva Pharmaceutical Industries Ltd. and Pfizer, Inc., on October 12 and October 22, 2015, respectively.  Teva Pharmaceuticals USA, Inc. (“Teva”) and InnoPharma, Inc. (“InnoPharma”) remain defendants in the respective actions.  In October 2015, Mylan Pharmaceuticals, Inc. and Mylan, Inc. (“Mylan”) filed a motion to dismiss for lack of personal jurisdiction and improper venue, and for failure to state a claim as to Mylan, Inc.; Teva  filed a motion to dismiss for lack of personal jurisdiction and improper venue; Apotex, Inc. and Apotex Corp. (“Apotex”) filed an answer, affirmative defenses and counterclaim; Akorn, Inc. (“Akorn”) filed an answer and counterclaim; and Teva filed an answer, counterclaim and motion to dismiss.  Allergan entered into a settlement agreement with Apotex on December 15, 2015.  In December 2015, Allergan and Apotex filed a joint stipulation of dismissal and the U.S. District Court granted the Order with respect to the Apotex defendants. In January 2016, the Court scheduled a bench trial for August 29, 2017. While the Company intends to vigorously defend the patents at issue in this litigation, Allergan can offer no assurance as to whether the lawsuit will be successful and that a generic version will not be launched.

Restasis® IPR. On June 4, 2015, Allergan received notification letters that an IPR petition was filed by Apotex regarding U.S. Patent Numbers 8,629,111, 8,633,162, 8,642,556, 8,648,048, and 8,685,930 (the “Restasis patents”). Allergan filed its Patent Owner’s Preliminary Responses on September 17, 18 and 22, 2015. On December 15, 2015, Allergan entered into a settlement agreement with Apotex. On December 16, 2015, the Patent Trial and Appeal Board granted Allergan and Apotex’s joint motion to terminate the case.

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

Savella®. Between September 2013 and February 2014, Forest Laboratories, Inc., Forest Laboratories Holdings, Ltd. (collectively, “Forest”) and Royalty Pharma Collection Trust (“Royalty”), Forest’s licensor for Savella, brought actions for infringement of U.S. Patent Nos. 6,602,911 (the “‘911 patent”), 7,888,342 (the “‘342 patent”), and 7,994,220 (the “‘220 patent”) in the U.S. District Court for the District of Delaware against Amneal, Apotex, First Time US Generics, Glenmark, Hetero, Lupin, Mylan, Par, Ranbaxy, and Sandoz, and related subsidiaries and affiliates thereof. These companies have notified Forest and Royalty that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Savella before these patents expire. (The ‘342 patent expires in November 2021, the ‘911 patent expires in January 2023, and the ‘220 patent expires in September 2029.) These lawsuits triggered an automatic stay of approval of the applicable ANDAs until July 14, 2016 (unless a court issues a decision adverse to Forest and Royalty Pharma sooner). On March 7, 2014, Forest and Royalty voluntarily dismissed, without prejudice, all claims against Sandoz. On March 20, 2014, the district court consolidated all of the remaining pending actions for all purposes and issued a scheduling order setting a trial date in January 2016. On May 12, 2014, Forest and Royalty entered into a settlement agreement with First Time US Generics. Under the terms of the settlement agreement, and subject to review of the settlement terms by the U.S. Federal Trade Commission, Forest will provide a license to First Time that will permit it to launch its generic version of Savella as of the date that is the later of (a) six (6) calendar months prior to the expiration date of the last to expire of the ‘911 patent, the ‘342 patent, and the ‘220 patent, including any extensions and/or pediatric exclusivities; or (b) the date that First Time obtains final FDA approval of its ANDA, or earlier in certain circumstances. On December 15, 2014, Forest and Royalty entered into a settlement agreement with Ranbaxy. On April 8, 2015, Defendants filed a motion to dismiss for lack of standing. On or about April 29, 2015, Forest entered into a settlement agreement with Par that will permit Par to launch its generic version of Savella as of the date that is the later of (a) six (6) calendar months prior to the expiration date of the last to expire of the ‘911 patent, the ‘342 patent, and the ‘220 patent, including any extensions and/or pediatric exclusivities; or (b) the date that Par obtains final FDA approval of its ANDA, or earlier in certain circumstances. On December 11, 2015, Forest and Royalty entered into settlement agreements with Hetero and Glenmark.  On January 8, 2016, Forest and Royalty entered into a settlement agreement with Amneal.  On January 19, 2016, Forest and Royalty entered into a settlement agreement with Apotex.  The defendants under these agreements may enter the market as of March 19, 2026.  A bench trial concluded on January 26, 2016.  Post-trial briefing is scheduled to conclude by April 26, 2016. The Company believes it has meritorious claims to prevent the remaining generic applicants from launching a generic version of Savella. However, there can be no assurance a generic version will not be launched.

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

Viibryd®. In March 2015, Forest Laboratories, LLC, Forest Laboratories Holdings, Ltd., (collectively, “Forest”) and Merck KGaA and Merck Patent Gesellschaft Mit Beschränkter Haftung (collectively, “Merck”), Forest’s licensor for Viibryd, brought actions for infringement of U.S. Patent Nos. 7,834,020 (the “‘020 patent”), 8,193,195 (the “‘195 patent”), 8,236,804 (the “‘804 patent”) and 8,673,921 (the “‘921 patent”) in the U.S. District Court for the District of Delaware against Accord Healthcare Inc., Alembic Pharmaceuticals, Ltd., Apotex, Inc., InvaGen Pharmaceuticals, Inc., and Teva Pharmaceuticals USA, Inc., and related subsidiaries and affiliates thereof. These companies have notified Forest and/or Merck that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Viibryd before the ‘020, ‘195, ‘804 and ‘921 patents expire in June 2022. These lawsuits triggered an automatic stay of approval of the applicable ANDAs until July 21, 2018 (unless a court issues a decision adverse to Forest and Merck sooner). On August 24, 2015, the District Court consolidated the actions for all purposes and issued a scheduling order setting a trial date in January 2018. On November 23, 2015, Forest and Merck brought an action for infringement of the ‘020, ‘195, ‘804 and ‘921 patents in the U.S. District Court for the District of Delaware against InvaGen Pharmaceuticals, Inc., which matter was consolidated with the earlier-filed action against InvaGen.  While the Company intends to vigorously defend the patents at issue in this litigation, Forest can offer no assurance as to whether the lawsuit will be successful and that a generic version will not be launched.

Patent Defense Matters

Bayer Patent Litigation. In August 2012, Bayer Pharma AG (together with its affiliates, “Bayer”) filed a complaint against Warner Chilcott in the U.S. District Court for the District of Delaware alleging that Warner Chilcott’s manufacture, use, offer for sale, and/or sale of its Lo Loestrin ®  Fe oral contraceptive product infringes Bayer’s U.S. Patent No. 5,980,940. In the complaint, Bayer seeks injunctive relief and unspecified monetary damages for the alleged infringement. In December 2012, Bayer amended the complaint to add a patent interference claim seeking to invalidate the Company’s ‘984 Patent, which covers the Lo Loestrin ®  Fe product. On December 15, 2014, Warner Chilcott filed a Summary Judgment motion seeking dismissal of the case. On April 21, 2015, the District Court granted Warner Chilcott’s motion and held the ‘940 patent invalid for indefiniteness. On June 5, 2015, Bayer filed a notice of appeal. Briefing is ongoing.

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

Oxymorphone Extended-Release Tablets (Generic version of Opana® ER). On December 11, 2012, Endo Pharmaceuticals Inc. (“Endo”) sued Actavis, Inc. and Actavis South Atlantic LLC (“Actavis South Atlantic”) in the United States District Court for the Southern District of New York, alleging that sales of the Company’s 7.5 mg and 15 mg oxymorphone extended-release tablets, generic versions of Endo’s Opana ®  ER, infringe U.S. Patent Nos. 7,851,482; 8,309,122; and 8,329,216. Thereafter, FDA approved Actavis’ 5 mg, 10 mg, 20 mg, 30 mg, and 40 mg oxymorphone extended-release tablets and Endo filed a motion for a preliminary injunction seeking to prevent Actavis from selling the new strengths. On September 12, 2013, the district court denied Endo’s motion for a preliminary injunction and Actavis immediately launched the new strengths. On March 31, 2014, the Federal Circuit reversed the district court’s denial of Endo’s motion for a preliminary injunction and remanded the matter to the district court for further consideration. On January 13, 2015, Endo dismissed its claims against Actavis concerning the ‘482 patent. Trial with respect to the ‘122 and ‘216 patents began on March 23, 2015 and concluded on April 24, 2015.On August 14, 2015, the court found the ‘122 and ‘216 patents valid and infringed and ordered Actavis to cease selling its generic product within 60 days. Actavis filed a motion to amend the judgment to remove the injunction on continuing sales or in the alternative stay the injunction pending appeal. On October 8, 2015, the court tolled the 60 day period for Actavis to cease selling its generic product while the court considers the motion to amend the judgment. The motion is currently pending.  On November 7, 2014, Endo and Mallinckrodt LLC sued Actavis and certain of its affiliates in the United States District Court for the District of Delaware, alleging that sales of the Company’s generic versions of Opana ®  ER, 5mg, 7.5 mg, 10 mg, 15 mg, 20 mg, 30 mg and 40 mg, generic versions of Endo’s Opana ®  ER, infringe U.S. Patent Nos. 7,808,737 and 8,871,779, which Endo licensed from Mallinckrodt and the USPTO recently issued to or Endo, respectively.  The case is currently pending, and trial is scheduled to begin on February 21, 2017. On September 23, 2015, the Magistrate Judge recommended granting Actavis’ motion to dismiss the ‘737 patent for invalidity/unpatentable subject matter. On November 17, 2015 the District Court Judge upheld the Magistrate’s recommendation regarding invalidity of the ‘737 patent and dismissed that patent from the case.   The Company believes it has substantial meritorious defenses to the case. However, Actavis has sold and is continuing to sell its generic versions of Opana ®  ER. Therefore, an adverse final determination that one of the patents in suit is valid and infringed could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Teva Namenda XR Patent Litigation. In December 2013, Forest Laboratories, Inc. (“Forest”) was named as a defendant in an action brought by Teva Pharmaceuticals USA, Inc. and Mayne Pharma International Pty Ltd. in the U.S. District Court for the District of Delaware. The complaint alleges that Forest infringes U.S. Patent No. 6,194,000 by making, using, selling, offering to sell, and importing Namenda XR. The district court has scheduled a trial to begin in July 2016. On October 29, 2015, Plaintiffs filed a First Amended Complaint, adding Forest Pharmaceuticals, Inc. as a named defendant.  Defendants responded on November 18, 2015.  On December 7, 2015, Plaintiffs filed a motion to dismiss Defendants’ counterclaims for invalidity and motion to strike certain of Defendants’ affirmative defenses concerning invalidity.  Plaintiffs’ motion remains pending. The relief requested in the Amended Complaint includes damages, but not preliminary or permanent injunctive relief.  The Company intends to continue to vigorously defend against this action. At this time, the Company does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

Product Liability Litigation

Actonel® Litigation. Warner Chilcott is a defendant in approximately 194 cases and a potential defendant with respect to approximately 386 unfiled claims involving a total of approximately 588 plaintiffs and potential plaintiffs relating to Warner Chilcott’s bisphosphonate prescription drug Actonel ® . The claimants allege, among other things, that Actonel ® caused them to suffer osteonecrosis of the jaw (“ONJ”), a rare but serious condition that involves severe loss or destruction of the jawbone, and/or atypical fractures of the femur (“AFF”). All of the cases have been filed in either federal or state courts in the United States. Warner Chilcott is in the initial stages of discovery in these litigations. In addition, Warner Chilcott is aware of four purported product liability class actions that were brought against Warner Chilcott in provincial courts in Canada alleging, among other things, that Actonel ®  caused the plaintiffs and the proposed class members who ingested Actonel ®  to suffer atypical fractures or other side effects. It is expected that these plaintiffs will seek class certification. Plaintiffs have typically asked for unspecified monetary and injunctive relief, as well as attorneys’ fees. Warner Chilcott is indemnified by Sanofi for certain Actonel claims pursuant to a collaboration agreement relating to the two parties’ co-promotion of the product in the United States and other countries. In addition, Warner Chilcott is also partially indemnified by the Proctor & Gamble Company (“P&G”) for ONJ claims that were pending at the time Warner Chilcott acquired P&G’s global pharmaceutical business in October 2009. In May and September 2013, Warner Chilcott entered into two settlement agreements which resolved a majority of the then-existing ONJ-related claims which are subject to the acceptance by the individual respective claimants.

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

Benicar® Litigation. The Company is named in approximately 1239 actions involving allegations that Benicar®, a treatment for hypertension that Forest co-promoted with Daiichi Sankyo between 2002 and 2008, caused certain gastrointestinal injuries. Under Forest’s Co-Promotion Agreement, Daiichi Sankyo is defending us in these lawsuits.

Celexa®/Lexapro® Litigation. Forest and its affiliates are defendants in approximately five actions pending in various federal district courts involving allegations that Celexa ® or Lexapro ®  caused or contributed to individuals committing or attempting suicide, or caused a violent event. The Company has  reached agreements in principle to resolve four of the five matters.  The remaining case is stayed.

Approximately 187  actions are pending against Forest and its affiliates involving allegations that Celexa® or Lexapro ®  caused various birth defects. Several of the cases involve multiple minor-plaintiffs. The majority of these actions have been consolidated in state court in Missouri where one case is set for trial in September 2016. Five actions remain in New Jersey state court, none of which are set for trial.  There are birth defect cases pending in other jurisdictions but none currently are set for trial.

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

Propoxyphene Litigation. Beginning in 2011, a number of product liability suits were filed against Watson and certain of its affiliates, as well as other manufacturers and distributors of propoxyphene, for personal injuries including adverse cardiovascular events or deaths allegedly arising out of the use of propoxyphene. Cases are pending against Watson and/or its affiliates in various state and federal courts, representing claims by approximately 1,400 plaintiffs. A number of the cases were consolidated in an MDL in federal district court in Kentucky. On June 22, 2012, the MDL court granted the generic defendants’ joint motion to dismiss the remaining MDL cases. On June 27, 2014, the Sixth Circuit affirmed the district court’s dismissal. Plaintiffs did not file a petition for a writ of certiorari with the United States Supreme Court. In addition, approximately 35 cases were filed in California state court. These cases were removed to federal district courts and, after disputes over whether the cases should be remanded to state court, the Ninth Circuit Court of Appeals determined that the removals to federal court were proper. Many of the cases in California federal courts were transferred to the U.S. Disctrict Court for the Eastern District of Kentucky and consolidated for all pretrial proceedings in front of Judge Reeves, who presided over the MDL proceedings.  The Court has issued a Show Cause Order requiring plaintiffs to show cause on or before April 18, 2016 why their claims against the Generic Defendants (including Watson) should not be dismissed pursuant to the Court's prior order in the MDL dismissing all of the claims against the Generic Defendants with prejudice.   Once the

remaining procedural matters are resolved, the defendants will file demurrers and motions to dismiss the remaining suits. In  addition, approximately eight lawsuits have been filed in Oklahoma which plaintiffs are seeking to have remanded from federal to state court. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Testosterone Litigation. Beginning in 2014, a number of product liability suits were filed against the Company and certain of its affiliates, as well as other manufacturers and distributors of testosterone products, for personal injuries including but not limited to cardiovascular events allegedly arising out of the use of Androderm ®  testosterone cypionate, AndroGel and/or testosterone enanthate. Actavis, Inc. and/or one or more of its subsidiaries have been served in approximately 287 currently pending actions, all of which are pending in federal court. These actions have been consolidated in an MDL in federal court in Illinois. The defendants have responded to the plaintiffs’ master complaint. Plaintiffs have agreed to dismiss all claims relating to any of Actavis’ generic TRT products from the cases.  These cases are in the initial stages and discovery is in the early stages. The Company anticipates that additional suits will be filed. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Government Investigations, Government Litigation and Qui Tam Litigation

Warner Chilcott. Beginning in February 2012, Warner Chilcott, along with several of its current and former employees in its sales organization and certain third parties, received subpoenas from the United States Attorney for the District of Massachusetts. The subpoena received by Warner Chilcott seeks information and documentation relating to a wide range of matters, including sales and marketing activities, payments to people who are in a position to recommend drugs, medical education, consultancies, prior authorization processes, clinical trials, off-label use and employee training (including with respect to laws and regulations concerning off-label information and physician remuneration), in each case relating to all of Warner Chilcott’s current key products. The Company has recorded a contingent liability for the quarter ended March 31, 2015 under  ASC 450, Contingencies,  based on its analysis of this matter, however, there can be no assurance that the Company’s estimate will not differ materially from the recorded contingent liability. The Company is also aware of three qui tam complaints filed by former Warner Chilcott sales representatives and unsealed in February and March 2013 and March 2014. Two unsealed federal qui tam complaints were filed in the federal court in Massachusetts and allege that Warner Chilcott violated Federal and state false claims acts through the promotion of all of Warner Chilcott’s current key products by, among other things, making improper claims concerning the products, providing kickbacks to physicians and engaging in improper conduct concerning prior authorizations. Since then, one of the two complaints was voluntarily dismissed. The remaining complaint seeks, among other things, treble damages, civil penalties of up to eleven thousand dollars for each alleged false claim and attorneys’ fees and costs. Other similar complaints may exist under seal. The United States of America elected not to intervene in the unsealed actions. On October 29, 2015, Warner Chilcott subsidiary, Warner Chilcott Sales (US) LLC, reached an agreement with the federal government, the 50 states and the District of Columbia that resolves both the government’s investigation and the pending federal qui tam case.  In addition, Warner Chilcott Sales (US) LLC agreed to plead guilty to a charge of health care fraud in violation of 18 U.S.C. § 1347.  The third complaint was filed in California state court and contains similar allegations as the other qui tam complaints and asserts additional causes of action under California state law. The State of California declined to intervene in this action. Warner Chilcott filed a motion to dismiss this complaint and has reached an agreement to settle the California action.

Forest. Forest received a subpoena dated August 5, 2013 from the U.S. Department of Health and Human Services, Office of Inspector General. The subpoena requests documents relating to the marketing and promotion of Bystolic ® , Savella ® , and Namenda ® , including with respect to speaker programs for these products. In February 2014, the U.S. District Court for the Eastern District of Wisconsin unsealed a qui tam  complaint. The complaint asserts claims under the False Claims Act and contains allegations regarding off-label promotion of Bystolic ® and Savella ® and “kickbacks” provided to physicians to induce prescriptions of Bystolic ® , Savella ® , and Viibryd ®.  Forest moved to dismiss the complaint. On January 6, 2015, the court granted Forest’s motion to dismiss the complaint.  On February 5, 2016, the relator filed a second amended complaint. The U.S. Attorney’s Office declined to intervene in this action but has reserved the right to do so at a later date. The Company continues to cooperate with this investigation and to discuss these issues with the government.

Forest received a subpoena, dated April 29, 2015, from the U.S. Department of Health and Human Services, Office of Inspector General (“OIG”).  The subpoena requests documents relating to Average Manufacturer (“AMP”) and Best Price calculations for several of its products.  The Company intends to cooperate fully with the OIG’s requests.

In April 2014, the federal district court in Massachusetts unsealed a qui tam complaint which asserts claims under the False Claims Act and contains allegations regarding off-label promotion of Namenda ® . The Company filed a motion to dismiss the relator’s Second Amended Complaint and the court granted in part and denied in part Forest’s motion, dismissing the False Claims Act conspiracy claim only. The U.S. Attorney’s Office declined to intervene in this action but has reserved the right to do so at a later date.

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

On December 28, 2015, a putative class action complaint was filed in state court in Pennsylvania on behalf of a putative class of private payers.  The complaint alleges that manufacturers of generic drugs including  Actavis Group, Forest Laboratories, Inc. and Watson Pharmaceuticals, Inc., caused plaintiffs to overpay for prescription drug products through the use of inflated AWPs.  The complaint alleges violations of the Pennsylvania Unfair Trade Practices and Consumer Protection Law, negligent misrepresentation/fraud, unjust enrichment, civil conspiracy and aiding and abetting.

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

Paroxetine Investigation. On April 19, 2013, the UK Office of Fair Trading (which closed in April, 2014 in connection with a government restructuring and transferred responsibility for this matter to the U.K. Competition and Markets Authority) issued a Statement of Objections against GlaxoSmithKline (“GSK”) and various generic drug companies, including Actavis UK Limited, formerly known as Alpharma Limited, now a subsidiary of the Company, alleging that GSK’s settlements with such generic drug companies improperly delayed generic entry of paroxetine, in violation of the United Kingdom’s competition laws. The Company has responded to the Statement of Objections, however, on February 12, 2016 the UK Competition and Markets Authority imposed a fine on the Company.  The Company believes it has substantial meritorious defenses to the allegations. However, an adverse determination in the matter could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

NOTE 26 — Warner Chilcott Limited (“WCL”) Guarantor and Non-Guarantor Condensed Consolidating Financial Information

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

Warner Chilcott Limited has revised its consolidating financial statements as previously presented in Footnote 25 of the 2014 Annual Report on Form 10-K due to a change in the Company’s legal entity structure that occurred during the year ended December 31, 2015.  As a result, prior period information has been recast to conform to the current period presentation.

The following financial information presents the consolidating balance sheets as of December 31, 2015 and 2014, the related statement of operations for the years ended December 31, 2015, 2014 and 2013 and the statement of cash flows for the years ended December 31, 2015, 2014 and 2013.

Warner Chilcott Limited

Consolidating Balance Sheets

As of December 31, 2015

($ in millions)

Current assets:	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash and cash equivalents	$-	$13.5	$-	$2.0	$1,020.7	$-	$1,036.2
Marketable securities	-	-	-	-	9.3	-	9.3
Accounts receivable, net	-	-	-	-	2,401.6	-	2,401.6
Receivable from Parents	-	-	-	-	457.3	-	457.3
Inventories, net	-	-	-	-	1,009.7	-	1,009.7
Intercompany receivables	-	94,999.2	25,225.6	302.4	101,864.8	(222,392.0)	-
Prepaid expenses and other current assets	-	12.6	24.5	6.1	512.8	-	556.0
Current assets held for sale	-	-	-	-	3,540.3	-	3,540.3
Deferred tax assets	-	-	-	-	-	-	-
Total current assets	-	95,025.3	25,250.1	310.5	110,816.5	(222,392.0)	9,010.4
Property, plant and equipment, net	-	-	-	34.3	1,539.6	-	1,573.9
Investments and other assets	-	14.1	124.6	37.7	401.0	-	577.4
Investment in subsidiaries	75,571.6	79,597.3	-	6,742.7	-	(161,911.6)	-
Non current assets held for sale	-	-	-	45.8	10,495.5	-	10,541.3
Deferred tax assets	-	-	-	-	49.5	-	49.5
Product rights and other intangibles	-	-	-	-	67,931.7	-	67,931.7
Goodwill	-	-	-	-	46,551.5	-	46,551.5
Total assets	$75,571.6	$174,636.7	$25,374.7	$7,171.0	$237,785.3	$(384,303.6)	$136,235.7

Current liabilities:
Accounts payable and accrued expenses	-	3.9	210.5	171.5	3,909.5	-	4,295.4
Intercompany payables	-	92,093.5	526.3	9,245.0	120,527.2	(222,392.0)	-
Payable to Parents	-	-	-	-	1,466.8	-	1,466.8
Income taxes payable	-	-	-	44.1	10.1	-	54.2
Current portion of long-term debt and capital leases	-	756.7	-	-	1,676.1	-	2,432.8
Current liabilities held for sale	-	-	-	23.3	1,468.5	-	1,491.8
Deferred tax liabilities	-	-	-	-	-	-	-
Total current liabilities	-	92,854.1	736.8	9,483.9	129,058.2	(222,392.0)	9,741.0
Long-term debt and capital leases	-	7,009.1	24,637.6	4,273.5	4,373.2	-	40,293.4
Other long-term liabilities	-	-	-	-	1,262.0	-	1,262.0
Non current liabilities held for sale	-	-	-	-	580.1	-	580.1
Other taxes payable	-	-	-	72.1	729.8	-	801.9
Deferred tax liabilities	-	-	-	-	7,985.7	-	7,985.7
Total liabilities	-	99,863.2	25,374.4	13,829.5	143,989.0	(222,392.0)	60,664.1
Total equity	75,571.6	74,773.5	0.3	(6,658.5)	93,796.3	(161,911.6)	75,571.6
Total liabilities and equity	$75,571.6	$174,636.7	$25,374.7	$7,171.0	$237,785.3	$(384,303.6)	$136,235.7

Warner Chilcott Limited

Consolidating Balance Sheets

As of December 31, 2014

($ in millions)

Current assets:	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash and cash equivalents	$0.1	$5.5	$-	$1.5	$237.2	$-	$244.3
Marketable securities	-	-	-	-	1.0	-	1.0
Accounts receivable, net	-	-	-	-	1,111.6	-	1,111.6
Receivable from Parents	-	-	-	-	269.8	-	269.8
Inventories	-	-	-	-	984.6	-	984.6
Intercompany receivables	-	22,987.9	3,659.0	18,720.9	52,730.5	(98,098.3)	-
Prepaid expenses and other current assets	-	123.1	2.7	-	350.1	-	475.9
Current assets held for sale	-	-	-	-	3,806.9	-	3,806.9
Deferred tax assets	-	-	-	-	477.0	-	477.0
Total current assets	0.1	23,116.5	3,661.7	18,722.4	59,968.7	(98,098.3)	7,371.1
Property, plant and equipment, net	-	-	-	8.2	274.3	-	282.5
Investments and other assets	-	9.0	23.6	82.0	38.7	-	153.3
Investment in subsidiaries	28,076.9	31,549.0	-	4,761.1	-	(64,387.0)	-
Non current assets held for sale	-	-	-	43.4	8,144.3	-	8,187.7
Deferred tax assets	-	-	-	-	34.7	-	34.7
Product rights and other intangibles	-	-	-	-	16,090.7	-	16,090.7
Goodwill	-	-	-	-	20,897.6	-	20,897.6
Total assets	$28,077.0	$54,674.5	$3,685.3	$23,617.1	$105,449.0	$(162,485.3)	$53,017.6
Current liabilities:
Accounts payable and accrued expenses	-	2.8	6.1	112.7	2,905.4	-	3,027.0
Intercompany payables	-	25,953.8	2.0	26,774.7	45,367.8	(98,098.3)	-
Payable to Parents	-	-	-	-	521.1	-	521.1
Income taxes payable	-	-	-	33.9	-	-	33.9
Current portion of long-term debt and capital leases	-	571.6	-	-	121.8	-	693.4
Current liabilities held for sale	-	-	-	62.8	1,386.3	-	1,449.1
Deferred tax liabilities	-	-	-	-	41.0	-	41.0
Total current liabilities	-	26,528.2	8.1	26,984.1	50,343.4	(98,098.3)	5,765.5
Long-term debt and capital leases	-	2,516.0	3,677.2	4,270.7	4,373.8	-	14,837.7
Other long-term liabilities	-	-	-	-	253.4	-	253.4
Non current liabilities for sale				102.7	438.0		540.7
Other taxes payable	-	-	-	789.5	-	-	789.5
Deferred tax liabilities	-	-	-	-	2,753.8	-	2,753.8
Total liabilities	-	29,044.2	3,685.3	32,147.0	58,162.4	(98,098.3)	24,940.6
Total equity	28,077.0	25,630.3	-	(8,529.9)	47,286.6	(64,387.0)	28,077.0
Total liabilities and equity	$28,077.0	$54,674.5	$3,685.3	$23,617.1	$105,449.0	$(162,485.3)	$53,017.6

Warner Chilcott Limited

Consolidating Statements of Operations and Comprehensive Income / (Loss)

For the Year Ended December 31, 2015

($ in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$15,071.0	$-	$15,071.0

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	4,810.4	-	4,810.4
Research and development	-	-	-	-	2,358.5	-	2,358.5
Selling and marketing	-	-	-	-	2,914.0	-	2,914.0
General and administrative	-	212.1	16.1	-	1,402.0	-	1,630.2
Amortization	-	-	-	-	5,453.4	-	5,453.4
In-process research and development impairments	-	-	-	-	511.6	-	511.6
Asset sales and impairments, net	-	-	-	-	272.0	-	272.0
Total operating expenses	-	212.1	16.1	-	17,721.9	-	17,950.1
Operating income / (loss)	-	(212.1)	(16.1)	-	(2,650.9)	-	(2,879.1)

Non-operating income (expense):
Interest income / (expense), net	-	1,572.4	(14.6)	(168.5)	(2,571.2)	-	(1,181.9)
Other income (expense), net	-	(265.4)	31.0	-	0.6	-	(233.8)
Total other income (expense), net	-	1,307.0	16.4	(168.5)	(2,570.6)	-	(1,415.7)
Income / (loss) before income taxes and noncontrolling interest	-	1,094.9	0.3	(168.5)	(5,221.5)	-	(4,294.8)
Provision for income taxes	-	-	-	(58.3)	(1,503.6)	-	(1,561.9)
(Earnings) / losses of equity interest subsidiaries	(4,050.6)	(4,336.5)	-	(1,981.6)	-	10,368.7	-
Net income / (loss) from continuing operations, net of tax	$4,050.6	$5,431.4	$0.3	$1,871.4	$(3,717.9)	$(10,368.7)	$(2,732.9)
Income from discontinued operations	-	-	-	-	6,787.7	-	6,787.7
Net income / (loss)	$4,050.6	$5,431.4	$0.3	$1,871.4	$3,069.8	$(10,368.7)	$4,054.8
(Income) attributable to noncontrolling interest	-	-	-	-	(4.2)	-	(4.2)
Net income / (loss) attributable to ordinary shareholders	$4,050.6	$5,431.4	$0.3	$1,871.4	$3,065.6	$(10,368.7)	$4,050.6
Other comprehensive (loss) / income	(28.7)	24.5	-	-	(28.7)	4.2	(28.7)
Comprehensive income / (loss)	$4,021.9	$5,455.9	$0.3	$1,871.4	$3,036.9	$(10,364.5)	$4,021.9

Warner Chilcott Limited

Consolidating Statements of Operations and Comprehensive Income / (Loss)

For the Year Ended December 31, 2014

($ in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	-	-	-	-	6,738.9	-	6,738.9

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	3,453.6	-	3,453.6
Research and development	-	-	-	-	605.7	-	605.7
Selling and marketing	-	-	-	-	1,201.0	-	1,201.0
General and administrative	-	-	-	9.9	1,167.1	-	1,177.0
Amortization	-	-	-	-	1,945.5	-	1,945.5
In process research and development impairments	-	-	-	-	424.3	-	424.3
Asset sales and impairments, net	-	-	-	(0.1)	305.8	-	305.7
Total operating expenses	-	-	-	9.8	9,103.0	-	9,112.8
Operating income / (loss)	-	-	-	(9.8)	(2,364.1)	-	(2,373.9)

Non-operating income (expense):
Interest income / (expense), net	-	(740.0)	-	(182.0)	519.1	-	(402.9)
Other income (expense), net	-	(74.5)	-	-	47.2	-	(27.3)
Total other income (expense), net	-	(814.5)	-	(182.0)	566.3	-	(430.2)
Income / (loss) before income taxes and noncontrolling interest	-	(814.5)	-	(191.8)	(1,797.8)	-	(2,804.1)
Provision for income taxes	-	-	-	(108.6)	(358.4)	-	(467.0)
Losses / (earnings) of equity interest subsidiaries	1,560.5	539.7	-	(886.2)	-	(1,214.0)	-
Net (loss) / income from continuing operations, net of tax	$(1,560.5)	$(1,354.2)	$-	$803.0	$(1,439.4)	$1,214.0	$(2,337.1)
(Loss) / income from discontinued operations	-	-	-	(70.0)	846.6	-	776.6
Net (loss) / income	$(1,560.5)	$(1,354.2)	$-	$733.0	$(592.8)	$1,214.0	$(1,560.5)
(Income) / loss attributable to noncontrolling interest	-	-	-	-	-	-	-
Net (loss) / income attributable to ordinary shareholders	$(1,560.5)	$(1,354.2)	$-	$733.0	$(592.8)	$1,214.0	$(1,560.5)
Other comprehensive (loss) / income	(555.9)	(505.9)	-	-	(555.9)	1,061.8	(555.9)
Comprehensive (loss) / income	$(2,116.4)	$(1,860.1)	$-	$733.0	$(1,148.7)	$2,275.8	$(2,116.4)

Warner Chilcott Limited

Consolidating Statements of Operations and Comprehensive Income / (Loss)

For the Year Ended December 31, 2013

($ in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$2,602.5	$-	$2,602.5

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	1,644.7	-	1,644.7
Research and development	-	-	-	-	191.3	-	191.3
Selling and marketing	-	-	-	-	374.8	-	374.8
General and administrative	-	0.3	-	75.0	356.4	-	431.7
Amortization	-	-	-	-	303.8	-	303.8
In process research and development impairments	-	-	-	-	-	-	-
Asset sales and impairments, net	-	-	-	(0.3)	1.3	-	1.0
Total operating expenses	-	0.3	-	74.7	2,872.3	-	2,947.3
Operating income / (loss)	-	(0.3)	-	(74.7)	(269.8)	-	(344.8)

Non-operating income (expense):
Interest income / (expense), net	-	87.5	-	264.5	(587.0)	-	(235.0)
Other income (expense), net	-	(1.1)	-	(6.4)	(11.1)	-	(18.6)
Total other income (expense), net	-	86.4	-	258.1	(598.1)	-	(253.6)
Income / (loss) before income taxes and noncontrolling interest	-	86.1	-	183.4	(867.9)	-	(598.4)
Provision for income taxes	-	-	-	19.1	(175.3)	-	(156.2)
(Earnings) / losses of equity interest subsidiaries	724.5	162.2	-	498.8	-	(1,385.5)	-
Net (loss) / income from continuing operations, net of tax	$(724.5)	$(76.1)	$-	$(334.5)	$(692.6)	$1,385.5	$(442.2)
Income / (loss) from discontinued operations	-	-	-	-	(282.3)	-	(282.3)
Net (loss) /income	$(724.5)	$(76.1)	$-	$(334.5)	$(974.9)	$1,385.5	$(724.5)
(Income) / loss attributable to noncontrolling interest	-	-	-	-	-	-	-
Net income / (loss) attributable to ordinary shareholders	$(724.5)	$(76.1)	$-	$(334.5)	$(974.9)	$1,385.5	$(724.5)
Other comprehensive income / (loss)	53.7	48.2	-	6.7	53.7	(108.6)	53.7
Comprehensive (loss) / income	$(670.8)	$(27.9)	$-	$(327.8)	$(921.2)	$1,276.9	$(670.8)

Warner Chilcott Limited

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2015

($ in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net income / (loss)	$4,050.6	$5,431.4	$0.3	$1,871.4	$3,069.8	$(10,368.7)	$4,054.8
Reconciliation to net cash provided by operating activities:
(Earnings) / losses of equity interest subsidiaries	(4,050.6)	(4,336.5)	-	(1,981.6)	-	10,368.7	-
Depreciation	-	-	-	0.2	218.1	-	218.3
Amortization	-	-	-	-	5,777.0	-	5,777.0
Provision for inventory reserve	-	-	-	-	140.9	-	140.9
Share-based compensation	-	-	-	51.6	638.8	-	690.4
Deferred income tax benefit	-	-	-	-	(7,380.1)	-	(7,380.1)
In-process research and development impairments	-	-	-	-	511.6	-	511.6
Loss / (gain) on asset sales and impairments, net	-	-	-	-	334.4	-	334.4
Amortization of inventory step-up	-	-	-	-	1,192.9	-	1,192.9
Amortization of deferred financing costs	-	272.5	20.9	4.1	0.8	-	298.3
Accretion and contingent consideration	-	-	-	-	108.8	-	108.8
Dividends from subsidiaries	208.1	208.1	-	-	-	(416.2)	-
Other, net	-	-	-	-	66.4	-	66.4
Changes in assets and liabilities (net of effects of acquisitions)	(0.1)	(370.6)	122.5	97.7	(1,199.2)	-	(1,349.7)
Net cash provided by / (used in) operating activities	208.0	1,204.9	143.7	43.4	3,480.2	(416.2)	4,664.0
Cash Flows From Investing Activities:
Additions to property plant and equipment	-	-	-	(42.9)	(412.0)	-	(454.9)
Additions to product rights and other intangibles	-	-	-	-	(154.7)	-	(154.7)
Additions to investments	(9,000.8)	(9,000.8)	-	-	(24.3)	18,001.6	(24.3)
Proceeds from sale of investments and other assets	-	-	-	-	883.0	-	883.0
Proceeds from sales of property, plant and equipment	-	-	-	-	140.1	-	140.1
Acquisitions of business, net of cash acquired	-	-	-	-	(37,510.1)	-	(37,510.1)
Net cash (used in) investing activities	(9,000.8)	(9,000.8)	-	(42.9)	(37,078.0)	18,001.6	(37,120.9)
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness	-	5,500.0	20,955.6	-	0.1	-	26,455.7
Financing structure and other activity with affiliates	-	(5,500.0)	(20,955.6)	-	26,455.6	-	-
Proceeds from borrowings on credit facility and other	-	3,610.0	-	-	72.0	-	3,682.0
Debt issuance and other financing costs	-	(167.1)	(143.7)	-	-	-	(310.8)
Payments on debt, including capital lease obligations	-	(4,431.7)	-	-	(702.5)	-	(5,134.2)
Payments of contingent consideration	-	-	-	-	(230.1)	-	(230.1)
Dividends to Parent	(208.1)	(208.1)	-	-	(208.1)	416.2	(208.1)
Contribution from Parent	9,000.8	9,000.8	-	-	9,000.8	(18,001.6)	9,000.8
Net cash provided by / (used in) financing activities	8,792.7	7,803.9	(143.7)	-	34,387.8	(17,585.4)	33,255.3
Effect of currency exchange rate changes on cash and cash equivalents	-	-	-	-	(6.5)	-	(6.5)
Movement in cash held for sale	-	-	-	-	-	-	-
Net increase / (decrease) in cash and cash equivalents	(0.1)	8.0	-	0.5	783.5	-	791.9
Cash and cash equivalents at beginning of period	0.1	5.5	-	1.5	237.2	-	244.3
Cash and cash equivalents at end of period	$-	$13.5	$-	$2.0	$1,020.7	$-	$1,036.2

Warner Chilcott Limited

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2014

($ in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net (loss) / income	$(1,560.5)	$(1,354.2)	$-	$733.0	$(592.8)	$1,214.0	$(1,560.5)
Reconciliation to net cash provided by operating activities:
Losses / (earnings) of equity interest subsidiaries	1,560.5	539.7	-	(886.2)	-	(1,214.0)	-
Depreciation	-	-	-	0.2	230.7	-	230.9
Amortization	-	-	-	-	2,597.5	-	2,597.5
Provision for inventory reserve	-	-	-	-	156.1	-	156.1
Share-based compensation	-	-	-	1.4	366.6	-	368.0
Deferred income tax benefit	-	-	-	-	(690.1)	-	(690.1)
In-process research and development impairments	-	-	-	-	424.3	-	424.3
Goodwill Impairment	-	-	-	-	17.3	-	17.3
Loss / (gain) on asset sales and impairments, net	-	-	-	-	143.1	-	143.1
Amortization of inventory step-up	-	-	-	-	985.8	-	985.8
Amortization of deferred financing costs	-	1.0	22.9	2.4	60.9	-	87.2
Accretion and contingent consideration	-	-	-	-	(71.2)	-	(71.2)
Non-cash impact of debt extinguishment	-	-	-	-	(91.7)	-	(91.7)
Impact of assets held for sale	-	-	-	-	190.8	-	190.8
Other, net	-	-	-	-	8.5	-	8.5
Changes in assets and liabilities (net of effects of acquisitions)	-	1,156.5	(3,647.2)	159.2	1,805.2	-	(526.3)
Net cash provided by / (used in) operating activities	-	343.0	(3,624.3)	10.0	5,541.0	-	2,269.7
Cash Flows From Investing Activities:
Additions to property plant and equipment	-	-	-	(9.9)	(228.7)	-	(238.6)
Additions to product rights and other intangibles	-	-	-	-	(36.1)	-	(36.1)
Additions to investments	-	-	-	-	(1.0)	-	(1.0)
Proceeds from sale of investments and other assets	-	-	-	-	453.7	-	453.7
Proceeds from sales of property, plant and equipment	-	-	-	-	13.7	-	13.7
Acquisitions of business, net of cash acquired	-	-	-	-	(5,562.3)	-	(5,562.3)
Net cash (used in) investing activities	-	-	-	(9.9)	(5,360.7)	-	(5,370.6)
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness	-	-	6,076.2	-	2,000.0	-	8,076.2
Proceeds from borrowings on credit facility and other	-	80.0	-	-	1,200.0	-	1,280.0
Debt issuance and other financing costs	-	-	(51.9)	-	(172.4)	-	(224.3)
Payments on debt, including capital lease obligations	-	(417.8)	(2,400.0)	-	(3,309.2)	-	(6,127.0)
Payments of contingent consideration	-	-	-	-	(14.3)	-	(14.3)
Dividends to Parent	-	-	-	-	-	-	-
Contribution from Parent	-	-	-	-	-	-	-
Net cash provided by / (used in) financing activities	-	(337.8)	3,624.3	-	(295.9)	-	2,990.6
Effect of currency exchange rate changes on cash and cash equivalents	-	-	-	-	(5.9)	-	(5.9)
Movement in cash held for sale	-	-	-	-	37.0	-	37.0
Net increase / (decrease) in cash and cash equivalents	-	5.2	-	0.1	(84.5)	-	(79.2)
Cash and cash equivalents at beginning of period	0.1	0.3	-	1.4	321.7	-	323.5
Cash and cash equivalents at end of period	$0.1	$5.5	$-	$1.5	$237.2	$-	$244.3

Warner Chilcott Limited

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2013

($ in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net (loss) / income	$(724.5)	$(76.1)	$-	$(334.5)	$(974.9)	$1,385.5	$(724.5)
Reconciliation to net cash provided by operating activities:
Losses / (earnings) of equity interest subsidiaries	724.5	162.2	-	498.8	-	(1,385.5)	-
Depreciation	-	-	-	1.0	201.0	-	202.0
Amortization	-	-	-	-	842.7	-	842.7
Provision for inventory reserve	-	-	-	-	113.8	-	113.8
Share-based compensation	-	-	-	48.2	85.4	-	133.6
Deferred income tax benefit	-	-	-	-	(275.0)	-	(275.0)
In-process research and development impairments	-	-	-	-	4.9	-	4.9
Goodwill Impairment	-	-	-	-	647.5	-	647.5
Loss / (gain) on asset sales and impairments, net	-	-	-	-	55.9	-	55.9
Amortization of inventory step-up	-	-	-	-	267.0	-	267.0
Amortization of deferred financing costs	-	-	-	-	10.3	-	10.3
Accretion and contingent consideration	-	-	-	-	160.0	-	160.0
Excess tax benefit from stock-based compensation	-	-	-	(69.2)	0.1	-	(69.1)
Non-cash impact of debt extinguishment	-	-	-	-	-	-	-
Impact of assets held for sale	-	-	-	-	42.7	-	42.7
Other, net	-	-	-	-	(9.0)	-	(9.0)
Changes in assets and liabilities (net of effects of acquisitions)	0.1	(86.1)	-	503.8	(613.4)	-	(195.6)
Net cash provided by operating activities	0.1	-	-	648.1	559.0	-	1,207.2
Cash Flows From Investing Activities:
Additions to property plant and equipment	-	-	-	(17.6)	(160.3)	-	(177.9)
Additions to product rights and other intangibles	-	-	-	-	(130.0)	-	(130.0)
Additions to investments	-	-	-	-	-	-	-
Proceeds from sale of investments and other assets	-	-	-	-	40.6	-	40.6
Proceeds from sales of property, plant and equipment	-	-	-	-	7.1	-	7.1
Acquisitions of business, net of cash acquired	-	-	-	-	(15.1)	-	(15.1)
Net cash (used in) investing activities	-	-	-	(17.6)	(257.7)	-	(275.3)
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness	-	-	-	-	1,882.3	-	1,882.3
Proceeds from borrowings on credit facility and other	-	430.0	-	125.0	-	-	555.0
Debt issuance and other financing costs	-	(2.2)	-	(0.5)	(4.7)	-	(7.4)
Payments on debt, including capital lease obligations	-	(427.5)	-	(702.5)	(2,099.5)	-	(3,229.5)
Proceeds from stock plans	-	-	-	44.0	-	-	44.0
Payments of contingent consideration	-	-	-	-	(4.3)	-	(4.3)
Repurchase of ordinary shares	-	-	-	(165.4)	-	-	(165.4)
Acquisition of noncontrolling interest	-	-	-	-	(10.4)	-	(10.4)
Excess tax benefit from stock-based compensation	-	-	-	69.2	-	-	69.2
Net cash provided by / (used in) financing activities	-	0.3	-	(630.2)	(236.6)	-	(866.5)
Effect of currency exchange rate changes on cash and cash equivalents	-	-	-	-	(23.9)	-	(23.9)
Movement in cash held for sale	-	-	-	-	(37.0)	-	(37.0)
Net increase / (decrease) in cash and cash equivalents	0.1	0.3	-	0.3	3.8	-	4.5
Cash and cash equivalents at beginning of period	-	-	-	1.1	317.9	-	319.0
Cash and cash equivalents at end of period	$0.1	$0.3	$-	$1.4	$321.7	$-	$323.5

NOTE 27 — Compensation

The following table represents compensation costs for the years ended December 31, 2015, 2014 and 2013 ($ in millions):

	Year Ended December 31,
	2015	2014	2013
Wages and salaries	$2,252.3	$1,557.9	$887.2
Stock-based compensation	925.7	401.2	133.6
Pensions	99.9	89.0	53.9
Social welfare	185.1	97.1	62.4
Other benefits	271.6	231.8	287.7
Total	$3,734.6	$2,377.0	$1,424.8
Amount included in continuing operations	$2,681.0	$1,332.9	$558.2
Amount included in discontinued operations	$1,053.6	$1,044.1	$866.6

NOTE 28 — Concentration

The Company considers there to be a concentration risk for customers that account for 10% of more of their third party revenues. The following table illustrates any customer, on a global basis, which accounted for 10% or more of our annual revenues in any of the past three fiscal years and the respective percentage of our revenues for which they account for each of the last three years:

Customer	2015	2014	2013
McKesson Corporation	24%	22%	11%
Cardinal Health, Inc.	18%	16%	10%
AmerisourceBergen Corporation	17%	17%	6%

Changes in the mix of concentration amongst the Company’s largest customers are due, in part, to the impact of acquisitions as well as changes in the supply chain of our indirect customers.

The Company’s accounts receivable primarily arise from product sales in North America and Europe and primarily represent amounts due from wholesalers, distributors, drug store chains and service providers in the health care and pharmaceutical industries, public hospitals and other government entities. Approximately 65% and 70% of the gross accounts receivable balance are concentrated among the Company’s three largest customers as of December 31, 2015 and 2014, respectively. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential uncollectible accounts. Actual losses from uncollectible accounts have been minimal.

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

Certain of the Company’s finished products and raw materials are obtained from single source suppliers. Although the Company seeks to identify more than one source for its various finished products and raw materials, loss of a single source supplier could have an adverse effect on the Company’s results of operations, financial condition and cash flows. Further, a second source supplier may not be able to produce the same volumes of inventory as the Company’s primary supplier. No third party manufacturer accounted for 10% or more of the Company’s products sold based on third-party revenues for the year ended December 31, 2015.

NOTE 29 — Subsequent Events

On January 7, 2016, the Company acquired Anterios, Inc. (“Anterios”), a clinical stage biopharmaceutical company developing a next generation delivery system and botulinum toxin-based prescription products. Under the terms of the agreement, the Company acquired Anterios for an upfront payment of $90.0 million and potential development and commercialization milestone payments related to NDS™, Anterios' proprietary platform delivery technology that enables local, targeted delivery of neurotoxins through the skin without the need for injections.

Schedule II

Allergan plc

Valuation and Qualifying Accounts

Years Ended December 31, 2015, 2014 and 2013

($ in millions)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Write-offs	Other*	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2015	$4.8	$8.4	$(7.3)	$74.7	$80.6
Year ended December 31, 2014	$2.7	$3.9	$(4.2)	$2.4	$4.8
Year ended December 31, 2013	$5.2	$1.6	$(4.9)	$0.8	$2.7
Tax valuation allowance:
Year ended December 31, 2015	$474.0	$(335.6)	$-	$57.8	$196.2
Year ended December 31, 2014	$319.1	$112.7	$-	$42.2	$474.0
Year ended December 31, 2013	$7.2	$310.6	$-	$1.3	$319.1

*	Includes opening balances of businesses acquired in the period.

SUPPLEMENTARY DATA (UNAUDITED)

Selected unaudited quarterly consolidated financial data and market price information are shown below ($ in millions except per share data):

		For Three Month Periods Ended
	Year Ended 12/31/2015	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	Mar. 31, 2015
Net revenues	$15,071.0	$4,197.5	$4,088.9	$4,222.0	$2,562.6
Net income/(loss)	$3,919.4	$(629.3)	$5,302.6	$(241.6)	$(512.3)
Basic earnings per share	10.01	(1.78)	13.29	(0.80)	(1.85)
Diluted earnings per share	10.01	(1.78)	13.29	(0.80)	(1.85)
Market price per share:
High		$322.68	$340.34	$315.00	$317.72
Low		$237.50	$245.32	$279.74	$253.00

		For Three Month Periods Ended
	Year Ended 12/31/2014	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	Mar. 31, 2014
Net revenues	$6,738.9	$2,415.6	$2,150.8	$1,087.2	$1,085.3
Net income/(loss)	$(1,630.5)	$(733.2)	$(1,042.8)	$48.8	$96.7
Basic earnings per share	(7.42)	(3.34)	(3.95)	0.28	0.56
Diluted earnings per share	(7.42)	(3.34)	(3.95)	0.28	0.55
Market price per share:
High		$272.75	$249.94	$226.23	$230.77
Low		$208.64	$201.91	$184.71	$166.38

In the quarter ended September 30, 2015, the company recorded a deferred tax benefit of $5,985.4 million related to the outside basis difference since the benefit is expected to be realized in the foreseeable future. The recognition of this benefit was reflected in income from discontinued operations, net of tax with the deferred tax asset reflected in our consolidated balance sheet.  The Company notes that the tax benefit recognized was overstated by $145.0 million.  As a result, the Company is revising its net income for the quarter ended September 30, 2015 as previously reported of $5,231.6 million to $5,086.6 million.  Management believes this error is not material to the quarter ended September 30, 2015.

EXHIBIT INDEX

Exhibit No.	Description

2.1

Transaction Agreement, dated May 19, 2013, by and among Actavis, Inc., Warner Chilcott Public Limited Company, Actavis Limited (now known as Allergan plc), Actavis Ireland Holding Limited, Actavis W.C. Holding LLC (now known as Actavis W.C. Holding Inc.) and Actavis W.C. Holding 2 LLC (now known as Actavis W.C. Holding 2 Inc.) (incorporated by reference to Exhibit 2.1 to Actavis, Inc.’s Current Report on Form 8-K, filed with the SEC on May 23, 2013).

2.2

Share Purchase Agreement, dated as of June 16, 2009, by and among Robin Hood Holdings Limited, Watson Pharmaceuticals, Inc., certain shareholders of Robin Hood Holdings Limited, and Anthony Selwyn Tabatznik, solely in his capacity as the Shareholders’ Representative (incorporated by reference to Exhibit 2.1 to Watson Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on June 19, 2009).

2.3

First Amendment to Share Purchase Agreement, dated as of November 26, 2009, by and among Robin Hood Holdings Limited, Arrow Pharmaceutical Holdings Ltd., Cobalt Laboratories, Inc., Arrow International Ltd., Arrow Supplies Ltd., Watson Pharmaceuticals, Inc., Watson Pharma S.À.R.L., Watson Cobalt Holdings, LLC, the shareholders of Robin Hood Holdings Limited, and Anthony Selwyn Tabatznik, solely in his capacity as Shareholders’ Representative (incorporated by reference to Exhibit 2.2 to Watson Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on December 2, 2009).

2.4

Share Purchase Agreement, dated as of May 25, 2011, by and among Watson Pharmaceuticals, Inc. and each of the shareholders of Paomar PLC (incorporated by reference to Exhibit 2.1 to Watson Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on May 27, 2011).

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

2.9

Agreement and Plan of Merger, dated as of February 17, 2014, by and among Actavis plc (now known as Allergan plc), Tango US Holdings Inc., Tango Merger Sub 1 LLC, Tango Merger Sub 2 LLC and Forest Laboratories, Inc. (incorporated by reference to Exhibit 2.1 to Allergan plc’s Current Report on Form 8-K, filed with the SEC on February 19, 2014).

2.10

Agreement and Plan of Merger, dated as of April 27, 2014, by and among Forest Laboratories, LLC (as successor to Forest Laboratories, Inc.), Royal Empress, Inc. and Furiex Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to Forest Laboratories, Inc.’s Current Report on Form 8-K filed with the SEC on April 28, 2014).

2.11

Agreement and Plan of Merger, dated as of October 5, 2014, by and among Actavis W.C. Holding Inc., Delaware Merger Sub, Inc. and Durata Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to Allergan plc’s Current Report on Form 8-K filed on October 8, 2014).

2.12

Agreement and Plan of Merger, dated November 16, 2014, by and among Actavis plc (now known as Allergan plc), Avocado Acquisition Inc. and Allergan, Inc. (incorporated by reference to Exhibit 2.1 to Allergan plc’s Current Report on Form 8-K filed with the SEC on November 16, 2014).

2.13

Amended and Restated Agreement and Plan of Merger, dated as of August 4, 2015, by and among Allergan plc, Keto Merger Sub, Inc. and KYTHERA Biopharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to Allergan plc’s Current Report on Form 8-K, filed with the SEC on August 5, 2015).

Exhibit No.	Description
2.14

Master Purchase Agreement, dated July 26, 2015, by and between Teva Pharmaceutical Industries Ltd. and Allergan plc (incorporated by reference to Exhibit 2.2 to Allergan plc’s Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2015).

2.15†

Agreement and Plan of Merger, dated as of November 22, 2015, by and among Pfizer Inc., Allergan plc, and Watson Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to Allergan plc’s Current Report on Form 8-K, filed with the SEC on November 24, 2015).

3.1	Certificate of Incorporation of Allergan plc (incorporated by reference to Exhibit 3.1 to Allergan plc’s Registration Statement on Form S-4, filed with the SEC on July 17, 2015).

3.2

Amended and Restated Memorandum and Articles of Association of Allergan plc (incorporated by reference to Exhibit 3.1 to Allergan plc’s Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2015).

4.1

Indenture, dated as of April 12, 2006, among Allergan, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K, filed with the SEC on April 12, 2006).

4.2

First Supplemental Indenture, dated as of April 16, 2015, among Allergan, Inc., Actavis plc (now known as Allergan plc), Warner Chilcott Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Allergan plc’s Current Report on Form 8-K, filed with the SEC on April 22, 2015).

4.3

Form of 5.75% Senior Note due 2016 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 among Allergan, Inc. and Wells Fargo Bank, National Association, as trustee, at Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K, filed with the SEC on April 12, 2006).

4.4

Registration Rights Agreement, dated as of April 12, 2006, among Allergan, Inc. and Morgan Stanley & Co. Incorporated, as representative of the Initial Purchasers named therein, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.4 to Allergan, Inc’s Current Report on Form 8-K, filed with the SEC on April 12, 2006).

4.5

Indenture between Watson Pharmaceuticals, Inc. and Wells Fargo Bank, N.A., as trustee, dated as of August 24, 2009 (incorporated by reference to Exhibit 4.1 to Watson Pharmaceuticals, Inc.’s Form 8-K, filed with the SEC on August 24, 2009).

4.6

First Supplemental Indenture between Watson Pharmaceuticals, Inc. and Wells Fargo Bank, N.A., as trustee, dated as of August 24, 2009, including the forms of Watson Pharmaceuticals, Inc.’s 5.000% Senior Notes due 2014 and 6.125% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to Watson Pharmaceuticals, Inc.’s Form 8-K, filed with the SEC on August 24, 2009).

4.7

Second Supplemental Indenture between Watson Pharmaceuticals, Inc. and Wells Fargo Bank, N.A., as trustee, dated as of May 7, 2010 (incorporated by reference to Exhibit 10.2 to Watson Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2010).

4.8

Third Supplemental Indenture between Watson Pharmaceuticals, Inc. and Wells Fargo Bank, N. A., as trustee, dated as of October 2, 2012, including the forms of Watson Pharmaceuticals, Inc.’s 1.875% Notes due 2017, 3.250% Notes due 2022 and 4.625% Notes due 2042 (incorporated by reference to Exhibit 4.2 to Watson Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on October 2, 2012).

4.9

Fourth Supplemental Indenture, dated as of October 1, 2013, by and among Actavis, Inc., Actavis plc (now known as Allergan plc),  and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Allergan plc’s Current Report on Form 8-K, filed with the SEC on October 2, 2013).

4.10

Fifth Supplemental Indenture, dated as of April 16, 2015, by and among Actavis, Inc., Actavis plc (now known as Allergan plc), Warner Chilcott Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.4 to Allergan plc’s Current Report on Form 8-K, filed with the SEC on April 22, 2015).

4.11

Indenture, dated as of August 20, 2010, between Warner Chilcott Company, LLC, Warner Chilcott Finance LLC, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Warner Chilcott plc’s Current Report on Form 8-K, filed with the SEC on August 24, 2010).

4.12

Indenture, dated as of September 14, 2010, among Allergan, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed with the SEC on September 14, 2010).

4.13

First Supplemental Indenture, dated as of September 14, 2010, among Allergan, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed with the SEC on September 14, 2010).

Exhibit No.	Description
4.14

Second Supplemental Indenture, dated as of April 16, 2015, by and among Allergan, Inc., Actavis plc (now known as Allergan plc), Warner Chilcott Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Allergan plc’s Current Report on Form 8-K, filed with the SEC on April 22, 2015).

4.15

Form of 3.375% Note due 2020 (incorporated by reference to (and included in) the Supplemental Indenture dated as of September 14, 2010 among Allergan, Inc. and Wells Fargo Bank, National Association, as trustee, at Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K, filed with the SEC on September 14, 2010).

4.16

Third Supplemental Indenture, dated as of October 1, 2013, by and among Warner Chilcott Company, LLC, Warner Chilcott Finance LLC, Actavis plc (now known as Allergan plc), and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of Allergan plc’s Current Report on Form 8-K, filed with the SEC on October 2, 2013).

4.17

Indenture, dated as of March 12, 2013, among Allergan, Inc. and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed with the SEC on March 12, 2013).

4.18

First Supplemental Indenture, dated as of March 12, 2013, among Allergan, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed with the SEC on March 12, 2013).

4.19

Second Supplemental Indenture, dated as of April 16, 2015, by and among Allergan, Inc., Actavis plc (now known as Allergan plc), Warner Chilcott Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to Allergan plc’s Current Report on Form 8-K, filed with the SEC on April 22, 2015).

4.20

Indenture, dated as of January 31, 2014, between Forest Laboratories, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Forest Laboratories, Inc.’s Current Report on Form 8-K filed with the SEC on February 3, 2014).

4.21

Indenture, dated as of January 31, 2014, between Forest Laboratories, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of Forest Laboratories, Inc.’s Current Report on Form 8-K filed with the SEC on February 3, 2014).

4.22

Indenture, dated as of December 10, 2013, by and among Forest Laboratories, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 of Forest Laboratories, Inc.’s Current Report on Form 8-K filed with the SEC on February 3, 2014).

4.23

First Supplemental Indenture, dated as of June 12, 2014, between Forest Laboratories, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Forest Laboratories, Inc.’s Current Report on Form 8-K filed with the SEC on June 13, 2014).

4.24

First Supplemental Indenture, dated as of June 12, 2014, between Forest Laboratories, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of Forest Laboratories, Inc.’s Current Report on Form 8-K filed with the SEC on June 13, 2014).

4.25

First Supplemental Indenture, dated as of June 12, 2014, between Forest Laboratories, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 of Forest Laboratories, Inc.’s Current Report on Form 8-K filed with the SEC on June 13, 2014).

4.26

Second Supplemental Indenture, between Tango Merger Sub 2 LLC and Wells Fargo Bank, National Association, as trustee, dated July 1, 2014 (incorporated by reference to Exhibit 4.1 of Allergan plc’s Current Report on Form 8-K filed with the SEC on July 3, 2014).

4.27

Second Supplemental Indenture, between Tango Merger Sub 2 LLC and Wells Fargo Bank, National Association, as trustee, dated July 1, 2014 (incorporated by reference to Exhibit 4.2 of Allergan plc’s Current Report on Form 8-K filed with the SEC on July 3, 2014).

4.28

Second Supplemental Indenture, between Tango Merger Sub 2 LLC and Wells Fargo Bank, National Association, as trustee, dated July 1, 2014 (incorporated by reference to Exhibit 4.3 of Allergan plc’s Current Report on Form 8-K filed with the SEC on July 3, 2014.

4.29

Third Supplemental Indenture, among Actavis plc (now known as Allergan plc), Tango Merger Sub 2 LLC and Wells Fargo Bank, National Association, as trustee, dated July 1, 2014 (incorporated by reference to Exhibit 4.4 of Allergan plc’s Current Report on Form 8-K filed with the SEC on July 3, 2014).

4.30

Third Supplemental Indenture, among Actavis plc (now known as Allergan plc), Tango Merger Sub 2 LLC and Wells Fargo Bank, National Association, as trustee, dated July 1, 2014 (incorporated by reference to Exhibit 4.5 of Allergan plc’s Current Report on Form 8-K filed with the SEC on July 3, 2014).

Exhibit No.	Description
4.31

Third Supplemental Indenture, among Actavis plc (now known as Allergan plc), Tango Merger Sub 2 LLC and Wells Fargo Bank, National Association, as trustee, dated July 1, 2014 (incorporated by reference to Exhibit 4.6 of Allergan plc’s Current Report on Form 8-K filed with the SEC on July 3, 2014).

4.32

Indenture, dated June 19, 2014, by and among Actavis Funding SCS, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Allergan plc’s Current Report on Form 8-K filed with the SEC on June 20, 2014).

4.33

Indenture, dated as of March 12, 2015, among Actavis Funding SCS and Warner Chilcott Limited, Actavis Capital S.à r.l. and Actavis, Inc., as guarantors and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Allergan plc’s Current Report on Form 8-K, filed with the SEC on March 12, 2015).

4.34

First Supplemental Indenture, dated as of March 12, 2015, among Actavis Funding SCS and Warner Chilcott Limited, Actavis Capital S.à r.l. and Actavis, Inc., as guarantors and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Allergan plc’s Current Report on Form 8-K, filed with the SEC on March 12, 2015).

4.35

Second Supplemental Indenture, dated as of May 7, 2015, among Actavis Funding SCS and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.20 to Allergan plc’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2015).

10.1	Form of Director and Executive Officer Indemnity Agreement (incorporated by reference to Exhibit 10.1 to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2006).

10.2	Allergan, Inc. Change in Control Policy (Effective April 2010) (incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2010).

10.3#

Allergan, Inc. Deferred Directors’ Fee Program (Restated December 2010) (incorporated by reference to Exhibit 10.11 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2010).

10.4#

Allergan, Inc. 1989 Incentive Compensation Plan (Restated November 2000) (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2000).

10.5#

First Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (Restated November 2000) (incorporated by reference to Exhibit 10.51 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 26, 2003).

10.6#

Second Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (Restated November 2000) (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004).

10.7#

Third Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (Restated November 2000) (incorporated by reference to Exhibit 10.15 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2010).

10.8	Allergan, Inc. Pension Plan (Restated 2013) (incorporated by reference to Exhibit 10.15 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2012).

10.9

First Amendment to the Allergan, Inc. Pension Plan (Restated 2013) (Incorporated by reference to Exhibit 10.14 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2013).

10.10	Second Amendment to the Allergan, Inc. Pension Plan (Restated 2013 (Incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 2014).

10.11	Third Amendment to Allergan, Inc. Pension Plan (Restated 2013) (Incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 2014.

10.12#

Allergan, Inc. Supplemental Executive Benefit Plan and Supplemental Retirement Income Plan (Restated 2011) (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2011).

10.13#

First Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.18 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2011).

10.14#	Allergan, Inc. Executive Severance Pay Plan (Effective January 2011) (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on December 21, 2010).

10.15#	Allergan, Inc. 2011 Executive Bonus Plan (incorporated by reference to Annex A to Allergan, Inc.’s Proxy Statement filed on March 8, 2011).

10.16#

Allergan, Inc. 2011 Executive Bonus Plan - 2015 Performance Objectives (incorporated by reference to Exhibit 10.21 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2014).

10.17#	Allergan, Inc. 2015 Management Bonus Plan (incorporated by reference to Exhibit 10.22 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2014).

10.18#

Allergan, Inc. Executive Deferred Compensation Plan (Restated 2009) (incorporated by reference to Exhibit 10.23 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008).

Exhibit No.	Description
10.19#

Form of Non-Qualified Stock Option Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008).

10.20#

Form of Non-Qualified Stock Option Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (Amended February 2010) (incorporated by reference to Exhibit 10.32 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009).

10.21#

Amended and Restated Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 99.5 to Allergan plc’s Post-Effective Amendment No. 1 on Form S-8 to Form S-4 (No. 333-201242), filed on March 17, 2015).

10.22#

Form of Non-Qualified Stock Option Grant Notice for Employees under the Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.6 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 2011).

10.23#

Form of Restricted Stock Award Grant Notice for Employees under the Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 2011).

10.24#

Form of Restricted Stock Award Grant Notice for Employees (Management Bonus Plan) under the Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.8 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 2011).

10.25#

Form of Restricted Stock Unit Award Grant Notice for Employees under the Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.9 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 2011).

10.26#

Form of Restricted Stock Unit Award Grant Notice for Employees (Management Bonus Plan) under the Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.10 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 2011).

10.27#

Form of Performance-Based Restricted Stock Unit Award Grant Notice for Employees under the Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.40 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2011).

10.28#

Form of 2014 Performance-Based Restricted Stock Unit Award Grant Agreement for Employees under the Allergan, Inc. 2011 Incentive Award Plan ( incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Report on Form 10-Q for the Quarter Ended September 30, 2014)

10.29#

Form of Non-Qualified Stock Option Grant Agreement for Employees under the Allergan, Inc. 2011 Incentive Award Plan (Amended February 2014) (incorporated by reference to Exhibit 10.40 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2013).

10.30#

Form of Restricted Stock Unit Grant Agreement for Employees under the Allergan, Inc. 2011 Incentive Award Plan (Amended February 2014) (incorporated by reference to Exhibit 10.41 to Allergan, Inc.’s Annual Report on form 10-K for the Fiscal Year ended December 31, 2013).

10.31#

Form of Restricted Stock Unit Grant Agreement for Employees (Management Bonus Plan) under the Allergan, Inc. 2011 Incentive Award Plan (Amended February 2014) (incorporated by reference to Exhibit 10.42 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2013).

10.32#

Form of Restricted Stock Unit Award Grant Agreement for Employees under the Allergan, Inc. 2011 Incentive Award Plan (Amended February 2015) (incorporated by reference to Exhibit 10.48 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2014).

10.33#

Form of Restricted Stock Unit Award Grant Agreement for Employees (Management Bonus Plan) under the Allergan, Inc. 2011 Incentive Award Plan (Amended February 2015) (incorporated by reference to Exhibit 10.49 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2014).

10.34#

Form of Non-Qualified Stock Option Grant Agreement for Employees under the Allergan, Inc. 2011 Incentive Award Plan (Amended February 2015) (incorporated by reference to Exhibit 10.50 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2014).

10.35#

Form of Non-Qualified Stock Option Grant Agreement for Employees under the Amended and Restated Allergan, Inc. 2011 Incentive Award Plan (March 2015) (incorporated by reference to Exhibit 10.35 to Allergan plc’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2015).

10.36#

Form of Performance-Based Restricted Stock Unit Award Grant Agreement for Employees under the Amended and Restated Allergan, Inc. 2011 Incentive Award Plan (March 2015) (incorporated by reference to Exhibit 10.36 to Allergan plc’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2015).

10.37#

Form of Restricted Stock Unit Award Grant Agreement for Employees under the Amended and Restated Allergan, Inc. 2011 Incentive Award Plan (March 2015)  (incorporated by reference to Exhibit 10.37 to Allergan plc’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2015).

10.38#

Separation Agreement, entered into as of March 21, 2015, by and between David Buchen and Actavis, Inc. (incorporated by reference to Exhibit 10.38 to Allergan plc’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2015).

Exhibit No.	Description
10.39#

Consulting Agreement, entered into as of March 21, 2015, by and between David Buchen and Actavis plc (now known as Allergan plc) (incorporated by reference to Exhibit 10.39 to Allergan plc’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2015).

10.40***

Botox® - Japan License Agreement, dated as of September 30, 2005, among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.52 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005).

10.41***

Amendment No. 1 to Botox® - Japan License Agreement, dated as of March 9, 2010, among Allergan, Inc., Allergan Sales, LLC, Allergan K.K., Allergan NK, and Glaxo Group Limited (incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Current Report on Form 8-K filed on March 11, 2010).

10.42***

License, Transfer, and Development Agreement, dated as of March 31, 2010, among Serenity Pharmaceuticals LLC and Allergan Sales, LLC, Allergan USA, Inc., and Allergan, Inc. (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 2, 2010).

10.43***

License and Collaboration Agreement, dated as of May 3, 2011, among Allergan, Inc., Allergan Sales, LLC, and Molecular Partners AG (incorporated by reference to Exhibit 10.15 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2012).

10.44***

Agreement and Plan of Merger, dated as of July 18, 2011, among Allergan, Inc., Erythema Acquisition, Inc., Vicept Therapeutics, Inc. and the Shareholders’ Representative (incorporated by reference to Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K filed on July 22, 2011).

10.45

Settlement Agreement, dated as of August 31, 2010, among Allergan, Inc., Allergan USA, Inc., the United States Department of Justice and the other parties listed therein (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on September 1, 2010).

10.46

Corporate Integrity Agreement, dated as of August 30, 2010, between Allergan, Inc. and the Office of Inspector General of the Department of Health and Human Services (incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Current Report on Form 8-K filed on September 1, 2010).

10.47

Plea Agreement, dated as of October 5, 2010, between Allergan, Inc. and the United States Attorney’s Office for the Northern District of Georgia as counsel for the United States (incorporated by reference to Exhibit 10.70 to Allergan, Inc.’s Current Report on Form 10-Q for the Quarter ended September 30, 2011).

10.48	Form of Deed of Indemnification, Actavis plc (now known as Allergan plc) (incorporated by reference to Exhibit 10.1 to Allergan plc’s Current Report on Form 8-K, filed with the SEC on March 18, 2015).

10.49	Form of Indemnification Agreement, Actavis W.C. Holding Inc. (incorporated by reference to Exhibit 10.2 to Allergan plc’s Current Report on Form 8-K, filed with the SEC on March 18, 2015).

10.50***

Asset Purchase Agreement, by and among Forest Laboratories, LLC, Forest Laboratories Canada Inc., and Forest Laboratories Holdings Limited, as Sellers, Actavis plc (now known as Allergan plc) and Astrazeneca UK Limited, as Purchaser, dated as of February 4, 2015 (incorporated by reference to Exhibit 10.52 to Allergan plc’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2015).

10.51

Form of Deed of Indemnification, Actavis plc (now known as Allergan plc) (incorporated by reference to Exhibit 10.6 of Allergan plc’s Current Report on Form 8-K, filed with the SEC on October 2, 2013).

10.52	Form of Deed of Indemnification, Actavis plc (now known as Allergan plc) (incorporated by reference to Exhibit 10.4 of Allergan plc’s Current Report on Form 8-K, filed with the SEC on July 3, 2014).

10.53	Form of Indemnification Agreement, Actavis W.C. Holding Inc. (incorporated by reference to Exhibit 10.7 of Allergan plc’s Current Report on Form 8-K, filed with the SEC on October 2, 2013).

10.54	Form of Indemnification Agreement, Actavis W.C. Holding Inc. (incorporated by reference to Exhibit 10.5 of Allergan plc’s Current Report on Form 8-K, filed with the SEC on July 3, 2014).

10.55#	Form of Transformation Incentive Award Agreement (incorporated by reference to Exhibit 10.3 to Allergan plc’s Current Report on Form 8-K filed on March 18, 2015).

10.56#

Key Employee Agreement between Anda, Inc. and Al Paonessa III, dated as of August 2, 2007 (incorporated by reference to Exhibit 10.29 to Watson Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.57

Purchase and Collaboration Agreement, dated as of March 3, 2010, by and among Columbia Laboratories, Inc., Coventry Acquisition, Inc. and Watson Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to Watson Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on March 5, 2010).

Exhibit No.	Description
10.58

Letter agreement dated February 10, 2012 amending the Purchase and Collaboration Agreement, dated as of March 3, 2010, by and among Columbia Laboratories, Inc., Coventry Acquisition, Inc. and Watson Pharmaceuticals, Inc (incorporated by reference to Exhibit 10.23B to Watson Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the

year ended December 31, 2011).

10.59

Supply Agreement, dated November 1, 2010, by and between Ortho-McNeil-Janssen Pharmaceuticals, Inc. and Watson Laboratories, Inc., (incorporated by reference to Exhibit 10.26 to Watson Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 3, 2012).

10.60#	Watson Pharmaceuticals, Inc. 2012 Annual Incentive Compensation Plan (incorporated by reference to Watson Pharmaceuticals, Inc.’s Form DEF 14A, filed with the SEC on March 30, 2012).

10.61#

The 2013 Incentive Award Plan of Actavis plc (now known as Allergan plc) (incorporated by reference to Exhibit 99.1 to Allergan plc’s Registration Statement on Form S-8, filed with the SEC on October 1, 2013).

10.62#	Warner Chilcott Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to Allergan plc’s Registration Statement on Form S-8, filed with the SEC on October 1, 2013).

10.63

Purchase Agreement, dated as of August 24, 2009, between The Procter & Gamble Company and Warner Chilcott plc (incorporated by reference to Exhibit 2.1 to Warner Chilcott plc’s Current Report on Form 8-K, filed with the SEC on August 24, 2009).

10.64

Amended and Restated Collaboration Agreement, dated October 8, 2004, by and between The Procter & Gamble Company and Procter & Gamble Pharmaceuticals, Inc. and Aventis Pharmaceuticals Inc. (the “Sanofi Collaboration Agreement”) (incorporated by reference to Exhibit 10.57 to Warner Chilcott plc’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.65

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

10.66

Amendment to the Sanofi Amendment Agreement, dated October 9, 2008, by and between The Procter & Gamble Company and Procter & Gamble Pharmaceuticals, Inc. and Sanofi-Aventis U.S. LLC (incorporated by reference to Exhibit 10.59 to Warner Chilcott plc’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.67

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

10.68

Amendment to the U.S. Amendment Agreement, effective as of October 28, 2013, by and between Warner Chilcott Company, LLC and Sanofi-Aventis U.S. LLC (incorporated by reference to Exhibit 10.25 to Allergan plc’s Annual Report on Form 10-K, filed with the SEC for the year ended December 31, 2013).

10.69#	Form of retention bonus letter (one payment) (incorporated by reference to Exhibit 10.26 to Allergan plc’s Annual Report on Form 10-K, filed with the SEC for the year ended December 31, 2013).

10.70#	Form of retention bonus letter (two payments) (incorporated by reference to Exhibit 10.27 to Allergan plc’s Annual Report on Form 10-K, filed with the SEC for the year ended December 31, 2013).

10.71

Contingent Value Rights Agreement, dated as of July 2, 2014, by and between Forest Laboratories, LLC and American Stock Transfer & Trust Company, LLC. (incorporated by reference to Exhibit 10.1 of Allergan plc’s Current Report on Form 8-K filed with the SEC on July 3, 2014).

10.72#

Amended and Restated 2013 Incentive Award Plan of Actavis plc (now known as Allergan plc) (Actavis Plan) (incorporated by reference to Exhibit 99.4 of Allergan plc’s Registration Statement on Form S-8 filed with the SEC on July 1, 2014) (Actavis July 1, 2014 S-8).

10.73

Amended and Restated WC Term Loan Credit and Guaranty Facility, by and among, Actavis plc, Warner Chilcott Finance, LLC, Actavis WC 2 S.à. r.l., Warner Chilcott Company, LLC, Bank of America, N.A., as Administrative Agent, and the lenders party thereto, dated as of June 9, 2014 (incorporated by reference to Exhibit 10.2 of Allergan plc’s Current Report on Form 8-K filed with the SEC on June 10, 2014).

10.74***

Amendment to Supply Agreement, effective as of May 14, 2014, by and between Janssen Pharmaceuticals, Inc. and Watson Laboratories, Inc. (incorporated by reference to Exhibit 10.1 of Allergan plc’s Current Report on Form 8-K filed with the SEC on May 20, 2014).

Exhibit No.	Description
10.75

Second Amended and Restated Actavis Term Loan Credit and Guarantee Agreement, by and among Actavis plc (now known as Allergan plc), Warner Chilcott Limited, Actavis Capital S.à r.l., Actavis, Inc., the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, dated as of March 31, 2014 (incorporated by reference to Exhibit 10.2 of Allergan plc’s Current Report on Form 8-K filed with the SEC on April 2, 2014).

10.76

Corporate Integrity Agreement dated September 15, 2010 between the Office of Inspector General of the U.S. Department of Health and Human Services and Forest Laboratories, Inc. (incorporated by reference to Exhibit 10.1 to Forest Laboratories Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.77

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

10.78***

License and Cooperation Agreement dated June 28, 2000 between Merz & Co. GmbH and Forest Laboratories Ireland Limited. (incorporated by reference to Exhibit 10.16 to Forest Laboratories Inc.’s Annual Report on Form 10-K (Commission File No. 1-5438) for the fiscal year ended March 31, 2004).

10.79***

License, Development and Cooperation Agreement dated September 22, 2004 between Merck KGaA and Genaissance Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.3 to Forest Laboratories Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5438) for the quarter ended September 30, 2011).

10.80***

Collaboration Agreement dated September 12, 2007, as amended on November 3, 2009 between Forest Laboratories Inc. and Ironwood Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.50 to Forest Laboratories Inc.’s Annual Report on Form 10-K/A (Commission File No. 1-5438) for the fiscal year ended March 31, 2013).

10.81***

Sale and Transfer Agreement dated March 30, 2012 between Janssen Pharmaceutica NV and Forest Laboratories Holding Limited. (incorporated by reference to Exhibit 10.51 to Forest Laboratories Inc.’s Annual Report on Form 10-K (Commission File No. 1-5438) for the fiscal year ended March 31, 2012).

10.82***

MuDelta Development and License Agreement, dated as of November 16, 2009, by and between Janssen Pharmaceutica, N.V. and PPD Therapeutics, Inc., as amended February 9, 2010 (incorporated by reference to Exhibit 10.6 to Furiex Pharmaceuticals, Inc.’s Form 10—12B/A (Commission File No. 001-34641) filed with the SEC on May 14, 2010).

10.83

Tender and Support Agreement, dated as of October 5, 2014, by and among Actavis W.C. Holding Inc., Delaware Merger Sub, Inc. and the individuals listed therein (incorporated by reference to Exhibit 99.2 to Allergan plc’s Current Report on Form 8-K filed on October 8, 2014).

10.84

Contingent Value Rights Agreement, dated as of November 17, 2014, by and between Actavis W.C. Holding Inc., Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.1 to Allergan plc’s Current Report on Form 8-K filed on November 17, 2014).

10.85

Second Amendment Agreement, dated as of December 17, 2014, among Actavis plc (now known as Allergan plc), Warner Chilcott Limited, Warner Chilcott Corporation, Actavis WC 2 S.à r.l., Warner Chilcott Company, LLC, Warner Chilcott Finance, LLC, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Allergan plc’s Current Report on Form 8-K filed on December 22, 2014).

10.86

Third Amendment Agreement, dated as of December 17, 2014, among Actavis plc (now known as Allergan plc), Warner Chilcott Limited, Actavis Capital S.à r.l., Actavis, Inc., Actavis Funding SCS, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Allergan plc’s Current Report on Form 8-K filed on December 22, 2014).

10.87

Actavis Revolving Credit and Guaranty Agreement, dated as of December 17, 2014, by and among Actavis plc (now known as Allergan plc), Warner Chilcott Limited, Actavis Capital S.à r.l., Actavis, Inc., Actavis Funding SCS, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as London Agent and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to Allergan plc’s Current Report on Form 8-K filed on December 22, 2014).

10.88

Actavis Bridge Loan Credit and Guaranty Agreement, dated as of December 17, 2014, by and among Actavis plc (now known as Allergan plc), Warner Chilcott Limited, Actavis Capital S.à r.l., Actavis, Inc., Actavis Funding SCS, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to Allergan plc’s Current Report on Form 8-K filed on December 22, 2014).

Exhibit No.	Description
10.89

Actavis Term Loan Credit and Guaranty Agreement, dated as of December 17, 2014, by and among Actavis plc (now known as Allergan plc), Warner Chilcott Limited, Actavis Capital S.à r.l., Actavis, Inc., Actavis Funding SCS, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to Allergan plc’s Current Report on Form 8-K filed on December 22, 2014).

10.90

Actavis Cash Bridge Loan Credit and Guaranty Agreement, dated as of March 11, 2015, by and among Actavis plc (now known as Allergan plc), Warner Chilcott Limited, Actavis Capital S.à r.l., Actavis, Inc., Actavis Funding SCS, the lenders from time to time party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to Allergan plc’s Current Report on Form 8-K, filed with the SEC on March 13, 2015).

10.91#

Employee Severance Pay Plan for Employees of Actavis Inc. and Certain of Its U.S. Subsidiaries (incorporated by reference to Exhibit 10.1 of Allergan plc’s Quarterly Report on Form 10-Q for the period ending March 31, 2014).

10.92#

Change of Control Severance Pay Plan for Certain Management Employees of Actavis, Inc. and Its U.S. Subsidiaries (incorporated by reference to Exhibit 10.1 of Allergan plc’s Quarterly Report on Form 10-Q for the period ending March 31, 2014).

10.93#

2000 Stock Option Plan of Forest Laboratories, Inc. (incorporated by reference to Exhibit A of Forest Laboratories, Inc.’s Proxy Statement for the fiscal year ended March 31, 2000 filed with the SEC on June 29, 2000).

10.94#

2004 Stock Option Plan of Forest Laboratories, Inc. (incorporated by reference to Appendix C of Forest Laboratories, Inc.’s Proxy Statement for the fiscal year ended March 31, 2004 filed with the SEC on June 28, 2004).

10.95#

2007 Equity Incentive Plan of Forest Laboratories, Inc., as amended (incorporated by reference to Exhibit 10.1 of Forest Laboratories, Inc.’s Current Report on Form 8-K filed with the SEC on August 21, 2013).

10.96#	Amendment to 2007 Equity Incentive Plan of Forest Laboratories, Inc., as amended (Amended Forest Plan) (incorporated by reference to Exhibit 99.7 of the Actavis July 1, 2014 S-8).

10.97#	Form of Notice of Grant and Signature Page and Form of Option Award Agreement (Actavis Plan) (incorporated by reference to Exhibit 99.5 of the Actavis July 1, 2014 S-8).

10.98#	Form of Notice of Grant and Signature Page and Form of Restricted Stock Unit Award Agreement (Actavis Plan) (incorporated by reference to Exhibit 99.6 of the Actavis July 1, 2014 S-8).

10.99#

Form of Notice of Grant and Signature Page and Form of Other Cash-Based Award Agreement (Actavis Plan) (incorporated by reference to Exhibit 10.44 to Allergan plc’s Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2014).

10.100#	Form Employee Stock Unit Agreement (Performance-Based Conditions) (Forest Plan) (incorporated by reference to Exhibit 99.8 of the Actavis July 1, 2014 S-8).

10.101

Amended and Restated Stockholder Voting Agreement, dated as of August 4, 2015, by and between Allergan plc and the individuals listed therein (incorporated by reference to Exhibit 10.1 to Allergan plc’s Current Report on Form 8-K, filed with the SEC on August 5, 2015)

10.102

Form of Stockholders Agreement, by and between Teva Pharmaceutical Industries Ltd. and Allergan plc (incorporated by reference to Exhibit 2.1 to Allergan plc’s Current Report on Form 8-K, filed with the SEC on July 28, 2015)

10.103#

Amended and Restated Employment Agreement, dated August 3, 2015, between Allergan plc and Brenton L. Saunders (incorporated by reference to Exhibit 10.3 to Allergan plc’s Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2015).

10.104#

Amended and Restated Employment Agreement, dated August 3, 2015, between Allergan plc and Paul M. Bisaro (incorporated by reference to Exhibit 10.3 to Allergan plc’s Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2015).

10.105#

Amended and Restated Change of Control Employment Agreement, dated October 29, 2008, between Forest Laboratories, Inc. and William Meury (incorporated by reference to Exhibit 10.19  to Forest Laboratories, Inc.’s Annual Report on Form 10-K, filed with the SEC on May 30, 2014).

21.1*	Subsidiaries of the Company.

23.1*	Allergan plc Consent of PricewaterhouseCoopers LLP.

23.2*	Warner Chilcott Limited Consent of PricewaterhouseCoopers LLP.

24.1*	Power of Attorney

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Label Definition Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Exchange Act.
***

Confidential portions of this exhibit have been omitted and filed separately with the SEC pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

†

Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.