Form 10-K/A
period 2015-12-31
Allergan plc; Warner Chilcott Ltd
filed 2016-04-05
CIK 1578845, 1620602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

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

New York Stock Exchange New York Stock Exchange New York Stock Exchange

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Allergan plc	Large accelerated filer	☒	Accelerated filer	☐

	Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Warner Chilcott Limited	Large accelerated filer	☐	Accelerated filer	☐

	Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Allergan plc	Yes ☐	No ☒
Warner Chilcott Limited	Yes ☐	No ☒

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) is a combined report being filed separately by two registrants: Allergan plc and its indirect wholly-owned subsidiary, Warner Chilcott Limited (each, the “Company”).

Each Company is filing this Amendment to its Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission on February 26, 2016, solely to file an amended Exhibit 21.1, List of Subsidiaries of each Company. Certain subsidiaries of each Company were inadvertently omitted from the original filing Exhibit 21.1 to the Form 10-K.

As required by the applicable rules, currently-dated Section 302 certifications from each Company’s Chief Executive Officer and Chief Financial Officer are included as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, no other revisions or amendments have been made to any other portion of the Form 10-K. This Amendment does not reflect events that may have occurred after February 26, 2016, the date of the original filing of the Form 10-K, or modify or update any disclosures that may have been affected by subsequent events.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as exhibits to this report:

Exhibit Number	Exhibit Description

21.1	List of subsidiaries

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of April, 2016.

ALLERGAN plc

By:	/s/ A. Robert D. Bailey
A. Robert D. Bailey
EVP, Chief Legal Officer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report has been signed below by the following persons and in the capacities indicated on the 4th day of April, 2016.

Signature	Title

*	Executive Chairman, Director
Paul M. Bisaro

*	Chief Executive Officer, President, Director
Brenton L. Saunders

*	Chief Financial Officer
Maria Teresa Hilado

*	Chief Accounting Officer
James D’Arecca

*	Director
Nesli Basgoz, M.D.

*	Director
James H. Bloem

*	Director
Christopher W. Bodine

*	Director
Christopher J. Coughlin

*	Director
Michael R. Gallagher

*	Director
Catherine M. Klema

*	Director
Peter J. McDonnell, M.D.

*	Director
Patrick J. O’Sullivan

*	Director
Ronald Taylor

*	Director
Fred Weiss

*By:	/s/ A. Robert D. Bailey
A. Robert D. Bailey
Attorney-in-fact

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of April, 2016.

WARNER CHILCOTT LIMITED

By:	/s/ A. Robert D. Bailey
A. Robert D. Bailey
Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report has been signed below by the following persons and in the capacities indicated on the 4th day of April, 2016.

Signature	Title

/s/ Claire Gilligan	President (Principal Executive Officer)
Claire Gilligan

/s/ Robert Whiteford Robert Whiteford	Vice President, Director of Finance and Assistant Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ A. Robert D. Bailey	Authorized Representative in the United States
A. Robert D. Bailey

/s/ Claire Gilligan	Director
Claire Gilligan

/s/ Robert Whiteford	Director
Robert Whiteford

/s/ Tony Hynds	Director
Tony Hynds

EXHIBIT INDEX

Exhibit Number	Exhibit Description

21.1	List of subsidiaries

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.