Form 10-Q
period 2016-03-31
Allergan plc; Warner Chilcott Ltd
filed 2016-05-10
CIK 1578845, 1620602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Number of shares of Allergan plc’s Ordinary Shares outstanding on May 2, 2016: 395,556,908. There is no trading market for securities of Warner Chilcott Limited, all of which are indirectly wholly owned by Allergan plc.

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

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

ALLERGAN PLC

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except par value)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$2,260.8	$1,096.0
Marketable securities	13.0	9.3
Accounts receivable, net	2,652.8	2,401.6
Inventories	1,022.2	1,009.7
Prepaid expenses and other current assets	634.3	522.2
Current assets held for sale	3,508.4	3,540.3
Total current assets	10,091.5	8,579.1
Property, plant and equipment, net	1,602.4	1,573.9
Investments and other assets	405.5	417.9
Non current assets held for sale	10,636.8	10,541.3
Deferred tax assets	77.7	49.5
Product rights and other intangibles	66,535.8	67,931.7
Goodwill	46,724.0	46,551.5
Total assets	$136,073.7	$135,644.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,701.1	$4,349.5
Income taxes payable	68.5	54.2
Current portion of long-term debt and capital leases	4,015.7	2,396.5
Current liabilities held for sale	1,410.2	1,491.8
Total current liabilities	10,195.5	8,292.0
Long-term debt and capital leases	38,551.8	40,133.9
Other long-term liabilities	1,024.0	1,262.0
Long-term liabilities held for sale	512.4	580.1
Other taxes payable	777.4	801.9
Deferred tax liabilities	7,563.9	7,985.7
Total liabilities	58,625.0	59,055.6
Commitments and contingencies (Refer to Note 20)
Equity:
Preferred shares, $0.0001 par value per share, 5.1 million shares authorized, 5.1 million and 5.1 million shares issued and outstanding, respectively	$4,929.7	$4,929.7
Ordinary shares; $0.0001 par value per share; 1,000.0 million shares authorized, 395.4 million and 394.5 million shares issued and outstanding, respectively	-	-
Additional paid-in capital	68,658.3	68,508.3
Retained earnings	3,833.6	3,647.5
Accumulated other comprehensive income / (loss)	28.4	(494.1)
Total shareholders’ equity	77,450.0	76,591.4
Noncontrolling interest	(1.3)	(2.1)
Total equity	77,448.7	76,589.3
Total liabilities and equity	$136,073.7	$135,644.9

See accompanying Notes to Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Net revenues	$3,795.9	$2,562.6
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	811.8	1,020.1
Research and development	403.1	317.7
Selling and marketing	795.8	569.6
General and administrative	342.6	540.5
Amortization	1,592.1	787.8
In-process research and development impairments	6.0	-
Asset sales and impairments, net	(1.7)	4.6
Total operating expenses	3,949.7	3,240.3
Operating (loss)	(153.8)	(677.7)

Interest income	3.1	1.8
Interest expense	(332.8)	(171.9)
Other (expense) income, net	0.5	(197.9)
Total other income (expense), net	(329.2)	(368.0)
(Loss) before income taxes and noncontrolling interest	(483.0)	(1,045.7)
(Benefit) for income taxes	(402.0)	(259.0)
Net (loss) from continuing operations, net of tax	(81.0)	(786.7)
Income from discontinued operations, net of tax	337.4	274.4
Net income / (loss)	256.4	(512.3)
(Income) /loss attributable to noncontrolling interest	(0.7)	0.3
Net income / (loss) attributable to shareholders	255.7	(512.0)
Dividends on preferred shares	69.6	23.2
Net income / (loss) attributable to ordinary shareholders	$186.1	$(535.2)

Income / (loss) per share attributable to ordinary shareholders - basic:
Continuing operations	$(0.38)	$(2.80)
Discontinued operations	0.85	0.95
Net income / (loss) per share - basic	$0.47	$(1.85)
Income / (loss) per share attributable to ordinary shareholders - diluted:
Continuing operations	$(0.38)	$(2.80)
Discontinued operations	0.85	0.95
Net income / (loss) per share - diluted	$0.47	$(1.85)

Weighted average shares outstanding:
Basic	394.8	289.5
Diluted	394.8	289.5

See accompanying Notes to Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

(Unaudited; in millions)

	Three Months Ended March 31,
	2016	2015
Net income / (loss)	$256.4	$(512.3)
Other comprehensive income / (loss)
Foreign currency translation gains / (losses)	542.8	(313.9)
Unrealized (losses), net of tax	(20.3)	(4.0)
Reclassification for gains included in net income, net of tax	-	-
Total other comprehensive income / (loss), net of tax	522.5	(317.9)
Comprehensive income / (loss)	778.9	(830.2)
Comprehensive (income) / loss attributable to noncontrolling interest	(0.7)	0.3
Comprehensive income / (loss) attributable to ordinary shareholders	$778.2	$(829.9)

See accompanying Notes to Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities:
Net income / (loss)	$256.4	$(512.3)
Reconciliation to net cash provided by operating activities:
Depreciation	42.1	57.2
Amortization	1,592.1	925.4
Provision for inventory reserve	59.2	30.3
Share-based compensation	99.0	225.5
Deferred income tax benefit	(519.2)	(304.3)
In-process research and development impairments	6.0	3.7
(Gain) / loss on asset sales and impairments, net	(1.7)	54.1
Amortization of inventory step-up	42.4	212.9
Amortization of deferred financing costs	10.0	268.3
Contingent consideration adjustments, including accretion	33.6	28.8
Excess tax benefit from stock-based compensation	(34.6)	(36.1)
Other, net	(9.1)	(6.5)
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	(148.6)	(702.1)
Decrease / (increase) in inventories	(148.5)	(202.7)
Decrease / (increase) in prepaid expenses and other current assets	14.4	58.9
Increase / (decrease) in accounts payable and accrued expenses	31.3	356.1
Increase / (decrease) in income and other taxes payable	(52.2)	42.4
Increase / (decrease) in other assets and liabilities	(54.1)	25.4
Net cash provided by operating activities	1,218.5	525.0
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(84.9)	(136.6)
Additions to product rights and other intangibles	-	(8.5)
Additions to investments	-	(15.0)
Proceeds from sale of investments and other assets	19.0	790.5
Proceeds from sales of property, plant and equipment	12.1	74.9
Acquisitions of businesses, net of cash acquired	-	(34,646.2)
Net cash (used in) investing activities	(53.8)	(33,940.9)
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness	-	26,455.6
Proceeds from borrowings on credit facility and other	900.0	2,810.0
Debt issuance and other financing costs	-	(310.8)
Payments on debt, including capital lease obligations	(854.2)	(2,660.0)
Proceeds from issuance of preferred shares	-	4,929.7
Proceeds from issuance of ordinary shares	-	4,071.1
Proceeds from stock plans	69.6	42.6
Payments of contingent consideration	(32.3)	(24.6)
Repurchase of ordinary shares	(53.2)	(64.1)
Dividends	(69.6)	-
Excess tax benefit from stock-based compensation	34.6	36.1
Net cash (used in)/ provided by financing activities	(5.1)	35,285.6
Effect of currency exchange rate changes on cash and cash equivalents	5.2	(4.8)
Net increase in cash and cash equivalents	1,164.8	1,864.9
Cash and cash equivalents at beginning of period	1,096.0	250.0
Cash and cash equivalents at end of period	$2,260.8	$2,114.9
Schedule of Non-Cash Investing and Financing Activities:
Dividends accrued	$24.1	$23.4
Non-cash equity issuance for the Acquisition of Allergan net assets	$-	$34,687.2

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$2,247.7	$1,036.2
Marketable securities	13.0	9.3
Accounts receivable, net	2,652.8	2,401.6
Receivables from Parents	382.6	457.3
Inventories	1,022.2	1,009.7
Prepaid expenses and other current assets	631.9	519.7
Current assets held for sale	3,508.4	3,540.3
Total current assets	10,458.6	8,974.1
Property, plant and equipment, net	1,602.4	1,573.9
Investments and other assets	405.5	417.9
Non current assets held for sale	10,636.8	10,541.3
Deferred tax assets	77.6	49.5
Product rights and other intangibles	66,535.8	67,931.7
Goodwill	46,724.0	46,551.5
Total assets	$136,440.7	$136,039.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,659.5	$4,295.4
Payables to Parents	1,561.1	1,466.8
Income taxes payable	68.5	54.2
Current portion of long-term debt and capital leases	4,015.7	2,396.5
Current liabilities held for sale	1,410.2	1,491.8
Total current liabilities	11,715.0	9,704.7
Long-term debt and capital leases	38,551.8	40,133.9
Other long-term liabilities	1,024.0	1,262.0
Long-term liabilities held for sale	512.4	580.1
Other taxes payable	777.4	801.9
Deferred tax liabilities	7,563.9	7,985.7
Total liabilities	60,144.5	60,468.3
Commitments and contingencies
Equity:
Members' capital	72,935.1	72,935.1
Retained earnings	3,334.0	3,132.7
Accumulated other comprehensive income / (loss)	28.4	(494.1)
Total members’ equity	76,297.5	75,573.7
Noncontrolling interest	(1.3)	(2.1)
Total equity	76,296.2	75,571.6
Total liabilities and equity	$136,440.7	$136,039.9

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions)

	Three Months Ended March 31,
	2016	2015
Net revenues	$3,795.9	$2,562.6
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	811.8	1,020.1
Research and development	403.1	317.7
Selling and marketing	795.8	569.6
General and administrative	327.4	536.9
Amortization	1,592.1	787.8
In-process research and development impairments	6.0	-
Asset sales and impairments, net	(1.7)	4.6
Total operating expenses	3,934.5	3,236.7
Operating (loss)	(138.6)	(674.1)
Non-operating income (expense):
Interest income	3.1	1.8
Interest expense	(332.8)	(171.9)
Other income (expense), net	0.5	(197.9)
Total other income (expense), net	(329.2)	(368.0)
(Loss) before income taxes and noncontrolling interest	(467.8)	(1,042.1)
(Benefit) for income taxes	(402.0)	(259.0)
Net (loss) from continuing operations, net of tax	(65.8)	(783.1)
Income from discontinued operations, net of tax	337.4	274.4
Net income / (loss)	271.6	(508.7)
(Income) / loss attributable to noncontrolling interest	(0.7)	0.3
Net income / (loss) attributable to members	$270.9	$(508.4)

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

(Unaudited; in millions)

	Three Months Ended March 31,
	2016	2015
Net income / (loss)	$271.6	$(508.7)
Other comprehensive income / (loss)
Foreign currency translation (losses) / gains	542.8	(313.9)
Unrealized (losses), net of tax	(20.3)	(4.0)
Reclassification for gains included in net income, net of tax	-	-
Total other comprehensive income / (loss), net of tax	522.5	(317.9)
Comprehensive income / (loss)	794.1	(826.6)
Comprehensive (income) / loss attributable to noncontrolling interest	(0.7)	0.3
Comprehensive income / (loss) attributable to members	$793.4	$(826.3)

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities:
Net income / (loss)	$271.6	$(508.7)
Reconciliation to net cash provided by operating activities:
Depreciation	42.1	57.2
Amortization	1,592.1	925.4
Provision for inventory reserve	59.2	30.3
Share-based compensation	99.0	225.5
Deferred income tax benefit	(519.2)	(304.3)
In-process research and development impairments	6.0	3.7
Loss / (gain) on asset sales and impairments, net	(1.7)	54.1
Amortization of inventory step-up	42.4	212.9
Amortization of deferred financing costs	10.0	268.3
Contingent consideration adjustments, including accretion	33.6	28.8
Other, net	(9.1)	(6.5)
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	(148.6)	(701.4)
Decrease / (increase) in inventories	(148.5)	(202.7)
Decrease / (increase) in prepaid expenses and other current assets	14.5	59.0
Increase / (decrease) in accounts payable and accrued expenses	18.8	387.6
Increase / (decrease) in income and other taxes payable	(52.2)	42.4
Increase / (decrease) in other assets and liabilities, including receivable / payable with Parents	6.2	(44.9)
Net cash provided by operating activities	1,316.2	526.7
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(84.9)	(136.6)
Additions to product rights and other intangibles	-	(8.5)
Additions to investments	-	(15.0)
Proceeds from the sale of investments and other assets	19.0	790.5
Proceeds from sales of property, plant and equipment	12.1	74.9
Acquisitions of businesses, net of cash acquired	-	(34,646.2)
Net cash (used in) investing activities	(53.8)	(33,940.9)
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness	-	26,455.6
Proceeds from borrowings on credit facility and other	900.0	2,810.0
Debt issuance and other financing costs	-	(310.8)
Payments on debt, including capital lease obligations	(854.2)	(2,660.0)
Payments of contingent consideration	(32.3)	(24.6)
Dividend to Parent	(69.6)	-
Contribution from Parent	-	9,000.8
Net cash provided by financing activities	(56.1)	35,271.0
Effect of currency exchange rate changes on cash and cash equivalents	5.2	(4.8)
Net increase in cash and cash equivalents	1,211.5	1,852.0
Cash and cash equivalents at beginning of period	1,036.2	244.3
Cash and cash equivalents at end of period	$2,247.7	$2,096.3

See accompanying Notes to Consolidated Financial Statements

ALLERGAN PLC AND WARNER CHILCOTT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — General

Allergan plc is focused on developing, manufacturing and commercializing innovative branded pharmaceuticals (“brand”, “branded” or “specialty brand”), high-quality generic and over-the-counter (“OTC”) medicines and biologic products for patients around the world.

Allergan markets a portfolio of best-in-class products that provide valuable treatments for the central nervous system, eye care, medical aesthetics, gastroenterology, women's health, urology, cardiovascular and anti-infective therapeutic categories, and operates the world's third-largest global generics business, providing patients around the globe with increased access to affordable, high-quality medicines. Allergan is an industry leader in research and development, with one of the broadest development pipelines in the pharmaceutical industry and a leading position in the submission of generic product applications globally.

With commercial operations in approximately 100 countries, Allergan is committed to working with physicians, healthcare providers and patients to deliver innovative and meaningful treatments that help people around the world live longer, healthier lives.  Warner Chilcott Limited is a wholly-owned subsidiary of Allergan plc and has the same principal business activities. As a result of the Allergan Acquisition (defined below) which closed on March 17, 2015, the Company expanded its franchises to include ophthalmology, neurosciences and medical aesthetics/dermatology/plastic surgery, which complements the Company’s existing central nervous system, gastroenterology, women’s health and urology franchises. The combined company benefits significantly from Allergan, Inc’s. (“Legacy Allergan”) global brand equity and consumer awareness of key products, including Botox® and Restasis®. The Allergan Acquisition also expanded our presence and market and product reach across many international markets, with strengthened commercial positions across Canada, Europe, Southeast Asia and other high-value growth markets, including China, India, the Middle East and Latin America.

The results of our discontinued operations include the results of our generic product development, manufacturing and distribution of off-patent pharmaceutical products, established international brands marketed similarly to generic products and out-licensed generic pharmaceutical products primarily in Europe through our Medis third-party business.

On July 26, 2015 we entered into a master purchase agreement (the “Teva Agreement”), under which Teva Pharmaceutical Industries Ltd. (“Teva”) agreed to acquire our global generic pharmaceuticals business and certain other assets (the “Teva Transaction”).  Under the Teva Agreement, upon the closing of the Teva Transaction, we will receive $33.75 billion in cash and 100.3 million Teva ordinary shares (or American Depository Shares with respect thereto), which approximates $6.75 billion in Teva stock using the then-current stock price at the time the Teva Transaction was announced, in exchange for which Teva will acquire our global generics business, including the United States (“U.S.”) and international generic commercial units, our third-party supplier Medis, our global generic manufacturing operations, our global generic research and development (“R&D”) unit, our international OTC commercial unit (excluding OTC eye care products) and some established international brands. The transaction is subject to customary closing conditions and is expected to close in the second quarter of 2016.  As a result of the transaction, and in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) number 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, the Company is accounting for the assets and liabilities to be divested as held for sale.  Further, the financial results of the business held for sale have been reclassified to discontinued operations for all periods presented in our consolidated financial statements.

The accompanying consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2015 (“Annual Report”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted from the accompanying consolidated financial statements. The accompanying year end consolidated balance sheet was derived from the audited financial statements included in the Annual Report. The accompanying interim financial statements are unaudited and reflect all adjustments which are in the opinion of management necessary for a fair statement of the Company’s consolidated financial position, results of operations, comprehensive income/(loss) and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. All intercompany transactions and balances have been eliminated in consolidation. The Company’s results of operations, comprehensive income / (loss) and cash flows for the interim periods are not necessarily indicative of the results of operations, comprehensive income / (loss) and cash flows that it may achieve in future periods.

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

	March 31, 2016			December 31, 2015
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
Cash and cash equivalents	$2,260.8	$2,247.7	$13.1	$1,096.0	$1,036.2	$59.8
Accounts receivable, net	2,652.8	2,652.8	-	2,401.6	2,401.6	-
Prepaid expenses and other current assets	634.3	631.9	2.4	522.2	519.7	2.5
Property, plant and equipment, net	1,602.4	1,602.4	-	1,573.9	1,573.9	-
Accounts payable and accrued liabilities	4,701.1	4,659.5	41.6	4,349.5	4,295.4	54.1

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
General and administrative expenses	$342.6	$327.4	$15.2	$540.5	$536.9	$3.6
Operating (loss)	(153.8)	(138.6)	(15.2)	(677.7)	(674.1)	(3.6)
(Loss) before income taxes and noncontrolling interest	(483.0)	(467.8)	(15.2)	(1,045.7)	(1,042.1)	(3.6)
(Benefit) for income taxes	(402.0)	(402.0)	-	(259.0)	(259.0)	-
Net (loss) from continuing operations, net of tax	(81.0)	(65.8)	(15.2)	(786.7)	(783.1)	(3.6)
Net income / (loss)	256.4	271.6	(15.2)	(512.3)	(508.7)	(3.6)
Dividends on preferred stock	69.6	-	69.6	23.2	-	23.2
Net income / (loss) attributable to ordinary shareholder/members	186.1	270.9	(84.8)	(535.2)	(508.4)	(26.8)

The difference between general and administrative expenses in the three months ended March 31, 2016 and 2015 were due to corporate related expenses incurred at Allergan plc as well as non-recurring transaction costs. Movements in equity are due to historical differences in the results of operations of the companies and differences in equity awards.

NOTE 3 — Summary of Significant Accounting Policies

The following are interim updates to certain of the policies described in “Note 4” of the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2015 included in the Annual Report.

Reclassifications

In April 2015, the FASB issued guidance which changes the classification of debt issuance costs from being an asset on the balance sheet to netting the costs against the carrying value of the debt. As a result, the Company reclassified debt issuance costs as of December 31, 2015 by decreasing “prepaid expenses and other current assets” and “current portion of long-term debt and capital leases” by $36.3 million as well as decreasing “investments and other assets” and “long-term debt and capital leases” by $159.5 million.  In addition, the Company made certain presentation reclassifications relating to segment results and guarantor financial statements.

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

Accounts receivable balances in the Company’s consolidated financial statements are presented net of SRA estimates. SRA balances in accounts receivable were $208.1 million and $263.8 million at March 31, 2016 and December 31, 2015, respectively. SRA balances within accounts payable and accrued expenses were $1,800.7 million and $1,570.0 million at March 31, 2016 and December 31, 2015, respectively. The movements in the SRA reserve balances for continuing operations in the three months ended March 31, 2016 are as follows ($ in millions):

Balance as of December 31, 2015	$1,833.8
Provision to reduce gross product sales to net product sales	1,668.0
Payments and other	(1,493.0)
Balance as of March 31, 2016	$2,008.8

The provisions recorded to reduce gross product sales to net product sales, excluding discontinued operations, were as follows ($ in millions):

	Three Months Ended March 31,
	2016	2015
Gross product sales	$5,429.4	$3,576.7
Provisions to reduce gross product sales to net product sales	(1,668.0)	(1,041.1)
Net product sales	$3,761.4	$2,535.6
Percentage of provisions to gross sales	30.7%	29.1%

The Company also had SRA reserves relating to discontinued operations of $1,598.3 million and $1,720.1 million as of March 31, 2016 and December 31, 2015, respectively.

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

A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following ($ in millions, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Net income / (loss):
Net (loss) attributable to ordinary shareholders excluding income/(loss) from discontinued operations, net of tax	$(151.3)	$(809.6)
Income from discontinued operations, net of tax	337.4	274.4
Net income / (loss) attributable to ordinary shareholders	$186.1	$(535.2)

Basic weighted average ordinary shares outstanding	394.8	289.5

Basic EPS:
Continuing operations	$(0.38)	$(2.80)
Discontinued operations	$0.85	$0.95
Net income / (loss) per share	$0.47	$(1.85)

Diluted weighted average ordinary shares outstanding	394.8	289.5

Diluted EPS:
Continuing operations	$(0.38)	$(2.80)
Discontinued operations	$0.85	$0.95
Net income / (loss) per share	$0.47	$(1.85)

Stock awards to purchase 5.4 million ordinary shares for the three months ended March 31, 2016, were outstanding, but not included in the computation of diluted EPS, because the awards were anti-dilutive for continuing operations and as such the treatment for discontinued operations is also anti-dilutive. The weighted average impact of ordinary share equivalents of 17.6 million for the three months ended March 31 2016, which are anticipated to result from the mandatory conversion of the Company’s preferred shares were not included in the calculation of diluted EPS as their impact would be anti-dilutive.

Stock awards to purchase 3.5 million ordinary shares during the three months ended March 31, 2015 were outstanding, but not included in the computation of diluted EPS, because the impact of the awards were anti-dilutive for continuing operations and as such the treatment for discontinued operations is also anti-dilutive. The weighted average impact of ordinary share equivalents of

5.5 million which are anticipated to result from the mandatory conversion of the Company’s preferred shares as of March 31, 2015 were not included in the calculation of diluted EPS as their impact would be anti-dilutive.

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

In January 2016, the FASB issued Accounting Standards Update 2016-01, which changes the requirement to require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this guidance is not anticipated to have a material impact on the Company’s financial position or results of operations.

In February 2016, the FASB issued Accounting Standards Update 2016-02, which states that a lessee should recognize the assets and liabilities that arise from leases. This update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the impact, if any, the pronouncement will have on our financial positions and results of operations.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. The Company is evaluating the impact the pronouncement will have on our financial positions and results of operations.

In March 2016, the FASB has issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments relate to when another party, along with the entity, is involved in providing a good or service to a customer. Topic 606 Revenue from Contracts with Customers requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is an agent). The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The effective date and transition of these amendments is the same as the effective date and transition requirements in Topic 606. The Company is evaluating the impact, if any, the pronouncement will have on both historical and future financial positions and results of operations.

In April 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. The Company is evaluating the impact, if any, the pronouncement will have on both historical and future financial positions and results of operations.

NOTE 4 — Acquisitions and Other Agreements

During the three months ended March 31, 2015, the Company acquired material assets and businesses. The pro forma results of the businesses acquired that materially impacted the reported results of the Company are as follows (unaudited; $ in millions except per share information):

	Three Months Ended March 31, 2015
	As reported	Allergan Acquisition	Pro Forma
Net Revenue	$2,562.6	$1,523.0	$4,085.6
Net (loss) / income attributable to ordinary shareholders	$(535.2)	$377.7	$(157.5)
Net (loss) per share
Basic	$(1.85)		$(0.40)
Diluted	$(1.85)		$(0.40)

Pro forma net (loss) per share includes the impact of share issuances as part of the Allergan Acquisition.

2016 Transactions

The following are the material transactions that were completed in the three months ended March 31, 2016.

Licenses and Asset Acquisitions

Anterios

On January 6, 2016, the Company acquired Anterios, Inc. (“Anterios”), a clinical stage biopharmaceutical company developing a next generation delivery system and botulinum toxin-based prescription products. Under the terms of the agreement, the Company acquired Anterios for an upfront net payment of approximately $90.0 million and potential development and commercialization milestone payments related to an investigational topical formulation of botulinum toxin type A in development for the potential treatment of hyperhidrosis, acne, and crow’s feet lines and the related NDS™, Anterios' proprietary platform delivery technology that enables local, targeted delivery of neurotoxins through the skin without the need for injections (“the Anterios Transaction”). Total future milestone payments could amount to $387.5 million. The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the transaction did not qualify as a business.  The total upfront net payment of approximately $90.0 million was expensed as a component of R&D expense and the future milestones will be recorded when the payment becomes probable.

2015 Transactions

The following are the material transactions that were completed in the year ended December 31, 2015.

Acquisitions

AqueSys

On October 16, 2015, the Company acquired AqueSys, Inc. (“AqueSys”), a private, clinical-stage medical device company focused on developing ocular implants that reduce intraocular pressure (“IOP”) associated with glaucoma, in an all-cash transaction. Under the terms of the agreement, the Company acquired AqueSys for an acquisition accounting purchase price of $298.9 million, including $193.5 million for the estimated fair value of contingent consideration relating to the regulatory approval and commercialization milestone payments.  The Company acquired AqueSys for its development program, including XEN45, a soft shunt that is implanted in the sub conjunctival space in the eye through a minimally invasive procedure with a single use, pre-loaded proprietary injector (the “AqueSys Acquisition”).

Assets Acquired and Liabilities Assumed at Fair Value

The AqueSys Acquisition has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date.

The following table summarizes the final fair values of the assets acquired and liabilities assumed at the acquisition date ($ in millions):

Amount
Cash and cash equivalents	$6.2
Current assets	1.2
IPR&D intangible assets	302.0
Intangible assets	221.0
Goodwill	138.5
Current liabilities	(6.9)
Contingent consideration	(193.5)
Deferred tax liabilities, net	(169.6)
Net assets acquired	$298.9

Kythera

On October 1, 2015, the Company acquired Kythera Biopharmaceuticals (“Kythera”), for $75 per share, or an acquisition accounting purchase price of $2,089.5 million (the “Kythera Acquisition”). Kythera was focused on the discovery, development and commercialization of novel prescription aesthetic products. Kythera’s lead product, Kybella® injection, is the first and only Food and Drug Administration (“FDA”) approved, non-surgical treatment for moderate to severe submental fullness, commonly referred to as double chin.

Assets Acquired and Liabilities Assumed at Fair Value

The Kythera Acquisition has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date.

The following table summarizes the final fair values of the assets acquired and liabilities assumed at the acquisition date ($ in millions):

Amount
Cash and cash equivalents	$78.1
Marketable securities	79.9
Inventory	18.2
Other current assets	14.5
IPR&D intangible assets	320.0
Intangible assets	2,120.0
Goodwill	328.7
Other current liabilities	(48.6)
Deferred tax, net	(766.7)
Outstanding indebtedness	(54.6)
Net assets acquired	$2,089.5

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

Allergan

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

Inventories

The fair value of inventories acquired included an acquisition accounting fair market value step-up of $923.9 million. In the three months ended March 31, 2016 and 2015, the Company recognized $21.6 million and $71.0 million, respectively, as a component of cost of sales as the inventory acquired was sold to the Company’s customers.

Acquisition-Related Expenses

As a result of the acquisition, the Company incurred the following transaction and integration costs in the three months ended March 31, 2016 and 2015 ($ in millions):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Cost of sales
Stock-based compensation acquired for Legacy Allergan employees	$3.1	$6.9
Acquisition, integration and restructuring related charges	3.9	10.9
Research and development
Stock-based compensation acquired for Legacy Allergan employees	13.9	55.5
Acquisition, integration and restructuring related charges	2.8	59.9
Selling and marketing
Stock-based compensation acquired for Legacy Allergan employees	20.5	23.2
Acquisition, integration and restructuring related charges	5.0	50.0
General and administrative
Stock-based compensation acquired for Legacy Allergan employees	9.9	183.0
Acquisition-related expenditures	-	65.5
Acquisition, integration and restructuring related charges	39.8	103.7
Other (expense) income
Bridge loan facilities expense	-	(263.0)
Interest rate lock	-	31.0
Total transaction and integration costs	$98.9	$790.6

Licenses and Asset Acquisitions

Migraine License

On August 17, 2015, the Company entered into an agreement with Merck & Co. (“Merck”) under which the Company acquired the exclusive worldwide rights to Merck’s early development stage investigational small molecule oral calcitonin gene-related peptide receptor antagonists, which are being developed for the treatment and prevention of migraines (the “Merck Transaction”). The Merck Transaction is being accounted for as an asset acquisition. The Company acquired these rights for an upfront charge of $250.0 million.  The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing as well as certain other inputs and processes that the transaction did not qualify as a business.  The Company paid $125.0 million in the year ended December 31, 2015 and the remaining $125.0 million was paid in April 2016.  Additionally, Merck is owed contingent payments based on commercial and development milestones of up to $965.0 million as well as royalties.

Divestitures

Respiratory Business

As part of the Forest Acquisition (defined below), we acquired certain assets that comprised Legacy Forest’s branded respiratory business in the U.S. and Canada (the “Respiratory Business”). During the year ended December 31, 2014, we held for sale respiratory assets of $734.0 million, including allocated goodwill to this unit of $309.1 million. On March 2, 2015, the Company sold the Respiratory Business to AstraZeneca plc (“AstraZeneca”) for consideration of $600.0 million upon closing, additional funds to be received for the sale of certain of our inventory to AstraZeneca and low single-digit royalties above a certain revenue threshold. AstraZeneca also paid Allergan an additional $100.0 million and Allergan has agreed to a number of contractual consents and approvals, including certain amendments to the ongoing collaboration agreements between AstraZeneca and Allergan (the “Respiratory Sale”).  As a result of the final terms of the agreement, in the quarter ended March 31, 2015, the Company recognized an incremental charge in cost of sales (including the acquisition accounting fair value mark-up of inventory) relating to inventory that will not be sold to AstraZeneca of $35.3 million. The Company also recognized a gain on the sale of the business of $33.5 million, which is included within other (expense) income.

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

Contingent Consideration

At the time of the Durata Acquisition, additional consideration was conditionally due to the seller based upon the approval of DalvanceTM in Europe, the approval of a single dose indication and the product reaching certain sales milestones. The Company estimated the acquisition accounting fair value of the contingent consideration to be $49.0 million using a probability weighted approach that considered the possible outcomes based on assumptions related to the timing and probability of the product launch date, discount rates matched to the timing of the payment, and probability of success rates and discount adjustments on the related cash flows. On March 2, 2015, the Company announced that the European Commission had granted Allergan’s subsidiary Durata Therapeutics International B.V., marketing authorization for Xydalba™ (dalbavancin) for the treatment of acute bacterial skin and skin structure infections (ABSSSI) in adults. The approval triggered the first CVR payment in the quarter ended March 31, 2015 of $30.9 million. In January 2016, the Company received approval from the FDA for an expanded label that will include a single dose of Dalvance®, which triggered a second CVR payment of $30.9 million in the quarter ended March 31, 2016.  The difference between the probability weighted fair value and the final payments are recorded as a component of cost of sales.

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

Inventories

The fair value of inventories acquired included an acquisition accounting fair market value step-up of $1,036.3 million. In the three months ended March 31, 2016 and 2015, the Company recognized $20.1 million and $136.8 million, respectively, as a component of cost of sales as the inventory acquired on July 1, 2014 was sold to the Company’s customers in addition to a write-off associated with the Respiratory Sale. A portion of these amounts are included in discontinued operations in the three months ended March 31, 2015.

As a result of the Forest Acquisition, the Company incurred the following transaction and integration costs in the three months ended March 31, 2016 and March 31, 2015, respectively ($ in millions):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Cost of sales
Stock-based compensation acquired for Forest employees	$0.5	$1.2
Acquisition, integration and restructuring related charges	-	1.0
Research and development
Stock-based compensation acquired for Forest employees	4.1	16.0
Acquisition, integration and restructuring related charges	0.1	8.8
Selling and marketing
Stock-based compensation acquired for Forest employees	7.4	19.6
Acquisition, integration and restructuring related charges	-	16.8
General and administrative
Stock-based compensation acquired for Forest employees	8.1	21.1
Other integration charges	-	1.6
Acquisition, integration and restructuring related charges	1.2	11.4
Total transaction and integration costs	$21.4	$97.5

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

Allergan will retain its global branded pharmaceutical and medical aesthetics businesses, as well as its biosimilars development programs, certain OTC products, and the Anda Distribution business.   The Company will also have continuing involvement with Teva after the close of the transaction.  As a result of the Teva Transaction, the Company will hold equity in Teva, continue to distribute products divested to Teva through our Anda Distribution segment as well as purchase product manufactured by Teva for sale in our US Brands segment as part of ongoing transitional service and contract manufacturing agreements.

Financial results of the global generics business are presented as "Income from discontinued operations" on the Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015; and assets and liabilities of the global generics business to be disposed of are presented as "Current assets held for sale", "Non current assets held for sale", “Current liabilities held for sale” and “Long term liabilities held for sale” on the Consolidated Balance Sheet as of March 31, 2016 and December 31, 2015.

The following table presents key financial results of the global generics business included in "Income from discontinued operations" for the three months ended March 31, 2016 and 2015 ($ in millions):

	Three Months Ended March 31,
	2016	2015
Third party revenues	$1,255.3	$1,671.6
Related party sales	41.3	69.5
Net revenues	1,296.6	1,741.1
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	693.2	762.8
Research and development	112.3	113.3
Selling and marketing	112.0	165.9
General and administrative	128.4	152.5
Amortization	-	137.6
In-process research and development impairments, asset sales and impairments, net	-	53.2
Total operating expenses	1,045.9	1,385.3
Operating income	250.7	355.8
Other (expense) income, net	-	(0.1)
(Benefit) / provision for income taxes	(86.7)	81.3
Net income from discontinued operations	$337.4	$274.4

Related party revenues represent the sale of products to the Company’s Anda Distribution segment.

For the period ended March 31, 2016, the Company recorded a deferred tax benefit of $116.1 million related to investments in certain subsidiaries. The recognition of this benefit has been reflected in income from discontinued operations, net of tax with the deferred tax asset reflected in non-current deferred tax assets on the balance sheet.

The following table presents the aggregate carrying amounts of the major classes of assets and liabilities related to the global generics business to be disposed of ($ in millions):

	March 31, 2016	December 31, 2015
Assets:
Accounts receivable, net	$1,997.1	$2,089.7
Inventories	1,190.6	1,138.5
Prepaid expenses and other current assets	311.4	302.8
Property, plant and equipment, net	1,386.7	1,355.6
Investments and other assets	32.1	33.0
Non-current deferred tax assets	187.4	223.7
Product rights and other intangibles	2,937.9	2,919.3
Goodwill	6,092.7	6,009.7
Total assets	$14,135.9	$14,072.3

Liabilities:
Accounts payable and accrued expenses	$1,331.3	$1,455.8
Income taxes payable	77.0	33.9
Debt and capital leases	5.2	5.8
Other long-term liabilities	85.7	92.0
Other taxes payable	61.1	69.0
Long-term deferred tax liabilities	362.3	415.4
Total liabilities	$1,922.6	$2,071.9

Depreciation and amortization was ceased upon the determination that the held for sale criteria were met, which was the announcement date of the Teva Transaction.  The depreciation, amortization and significant operating and investing non-cash items of the discontinued operations were as follows ($ in millions):

	Three Months Ended March 31,
	2016	2015
Depreciation from discontinued operations	$-	$37.0
Amortization from discontinued operations	-	137.6
Capital expenditures	34.6	57.1
Deferred income taxes (benefit) / expense	(104.0)	63.8

NOTE 6 – Assets Held For Sale

The following represents net assets held for sale ($ in millions):

	March 31, 2016	December 31, 2015
Prepaid expenses and other assets	$9.3	$9.3
Total assets held for sale	$9.3	$9.3
Assets from the Teva Transaction	14,135.9	14,072.3
Liabilities from the Teva Transaction	1,922.6	2,071.9
Net assets held for sale	$12,222.6	$12,009.7

As of March 31, 2016 and December 31, 2015, the Company had the following assets held for sale:

•	Total assets and total liabilities relating to the Teva Transaction as discussed further in Note 5 – Discontinued Operations.
•	Properties acquired in the Forest Acquisition.
•	Facilities in Irvine, California.

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

The Company granted/grants awards with the following features:

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

Option award plans require options to be granted at the fair value of the shares underlying the options at the date of the grant and generally become exercisable over periods ranging from three to five years. Each option granted expires ten years from the date of the grant. Restricted stock awards are grants that entitle the holder to ordinary shares, subject to certain terms. Restricted stock unit awards are grants that entitle the holder the right to receive an ordinary share, subject to certain terms. Restricted stock and restricted stock unit awards (both time-based vesting and performance-based vesting) generally have restrictions eliminated over a one to four year vesting period. Restrictions generally lapse for non-employee directors after one year. Certain restricted stock units are performance-based awards issued at a target number with the actual number of restricted shares issued ranging based on achievement of the performance criteria. The Company’s equity awards include the acquired awards from the Allergan and Kythera acquisitions (“2015 Acquired Awards”).

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

	2016 Grants	2015 Grants	2015 Acquired Awards
Dividend yield	0%	0%	0%
Expected volatility	27.0%	26.0-29.0%	26.0-27.0%
Risk-free interest rate	1.6%	1.9-2.1%	0.1-2.1%
Expected term (years)	7.0	7.0 - 7.5	up to 6.9

Share-Based Compensation Expense

Share-based compensation expense recognized in the Company’s results of operations for the three months ended March 31, 2016 and 2015 were as follows ($ in millions):

	Three Months Ended March 31,
	2016	2015
Equity based compensation awards	$99.0	$225.5
Cash-settled equity awards in connection with the Allergan Acquisition	-	127.1
Non equity-settled awards other	9.2	-
Total stock-based compensation expense	$108.2	$352.6

Included in the table above is stock-based compensation relating to discontinued operations of $7.8 million and $10.4 million for the three months ended March 31, 2016 and 2015, respectively.

Included in the equity-based compensation awards for the three months ended March 31, 2016 is the impact of accelerations and step-ups relating to the acquisition accounting treatment of outstanding awards acquired in the Allergan and Forest acquisitions of $34.2 million and $12.9 million, respectively. Included in the three months ended March 31, 2015 is the impact of accelerations and step-ups relating to the acquisition accounting treatment of outstanding awards acquired in the Allergan and Forest acquisitions of $119.7 million and $44.9 million, respectively.

Unrecognized future stock-based compensation expense was $736.9 million as of March 31, 2016, including $263.6 million from the Allergan Acquisition and $92.7 million from the Forest Acquisition. This amount will be recognized as an expense over a remaining weighted average period of 1.7 years. Stock-based compensation is being amortized and charged to operations over the same period as the restrictions are eliminated for the participants, which is generally on a straight-line basis.

Share Activity

The following is a summary of equity award activity for unvested restricted stock and stock units in the period from December 31, 2015 through March 31, 2016:

(in millions, except per share data)	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Grant Date Fair Value
Restricted shares / units outstanding at December 31, 2015	2.0	$209.90	1.7	$419.8
Granted	0.5	284.49		142.2
Vested	(0.5)	(136.69)		(68.3)
Forfeited	*	(220.98)		(3.1)
Restricted shares / units outstanding at March 31, 2016	2.0	$245.30	1.9	$490.6

*	Forfeited non-qualified options in the three months ended March 31, 2016 were approximately 14,000 shares/units.

The following is a summary of equity award activity for non-qualified options to purchase ordinary shares in the period from December 31, 2015 through March 31, 2016:

(in millions, except per share data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2015	10.5	$149.11	6.7	$1,707.8
Granted	0.2	283.70
Exercised	(0.6)	(122.15)
Cancelled	*	(123.31)
Outstanding, March 31, 2016	10.1	$112.80	6.5	$1,561.5
Vested and expected to vest at March 31, 2016	9.5	$111.47	6.5	$1,481.4

*	Forfeited non-qualified options in the three months ended March 31, 2016 were approximately 29,000 options.

NOTE 8 — Reportable Segments

In the third quarter of 2015, there was a strategic shift in the business as a result of the Teva Transaction.  The Company currently manages its continuing operations in the following segments: US Brands, US Medical Aesthetics, International Brands and Anda Distribution. Beginning in the second quarter of 2016, the Company will have four reporting segments.  The first segment, US Specialized Therapeutics includes the U.S. Eye Care, Medical Aesthetics, Medical Dermatology and Botox Therapeutic.  The second segment is the U.S. General Medicine unit, which includes Central Nervous System (“CNS”), Gastrointestinal, Women’s Health and Anti-Infective therapeutic areas.  The third segment is the Company’s International unit.  The fourth segment is the Company’s distribution business, Anda Distribution.  In addition, certain revenues and shared costs and the results of corporate initiatives are managed outside of the four segments.  Prior period results have been recast to align to the current segment presentation.

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

The Company evaluates segment performance based on segment contribution. Segment contribution for segments represents net revenues less cost of sales (defined below), selling and marketing expenses, and select general and administrative expenses. The Company does not evaluate the following items at the segment level:

•

Revenues and operating expenses within cost of sales, selling and marketing expenses, and general and administrative expenses that result from the impact of corporate initiatives. Corporate initiatives primarily include integration, restructuring, acquisition and other shared costs.

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

In the quarter ended March 31, 2016, the Company changed its measure of segment cost of sales.  Cost of sales within segment contribution now includes standard production and packaging costs for the products we manufacture, third party acquisition costs for products manufactured by others, profit-sharing or royalty payments for products sold pursuant to licensing agreements and finished goods inventory reserve charges.  Cost of sales included within segment contribution does not include non-standard production costs, such as non-finished goods inventory obsolescence charges, manufacturing variances and excess capacity utilization charges, where applicable. Cost of sales does not include amortization or impairment costs for acquired product rights or other acquired intangibles.

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

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the three months ended March 31, 2016 and 2015 ($ in millions):

	Three Months Ended March 31, 2016
	US	US Medical	International	Anda
	Brands	Aesthetics	Brands	Distribution	Total
Net revenues	$2,302.7	$449.7	$673.3	$364.7	$3,790.4

Operating expenses:
Cost of sales(1)	259.4	30.9	99.2	302.9	692.4
Selling and marketing	431.9	110.0	187.3	28.8	758.0
General and administrative	68.1	13.3	27.6	10.2	119.2
Segment Contribution	$1,543.3	$295.5	$359.2	$22.8	$2,220.8
Contribution margin	67.0%	65.7%	53.3%	6.3%	58.6%
Corporate					375.1
Research and development					403.1
Amortization					1,592.1
In-process research and development impairments					6.0
Asset sales and impairments, net					(1.7)
Operating (loss)					$(153.8)
Operating margin					(4.1)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.

	Three Months Ended March 31, 2015
	US	US Medical	International	Anda
	Brands	Aesthetics	Brands	Distribution	Total
Net revenues	$1,809.2	$79.8	$118.7	$554.3	$2,562.0

Operating expenses:
Cost of sales(1)	218.2	4.5	23.7	473.5	719.9
Selling and marketing	372.3	13.8	42.3	37.6	466.0
General and administrative	58.5	2.7	7.4	10.8	79.4
Segment Contribution	$1,160.2	$58.8	$45.3	$32.4	$1,296.7
Contribution margin	64.1%	73.7%	38.2%	5.8%	50.6%
Corporate					864.3
Research and development					317.7
Amortization					787.8
In-process research and development impairments					-
Asset sales and impairments, net					4.6
Operating (loss)					$(677.7)
Operating margin					(26.5)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.

The following is a reconciliation of net revenues for the operating segments to the Company’s net revenues for the three months ended March 31, 2016 and 2015 ($ in millions):

	Three Months Ended March 31,
	2016	2015
Segment net revenues	$3,790.4	$2,562.0
Corporate revenues	5.5	0.6
Net revenues	$3,795.9	$2,562.6

No other country represents ten percent or more of net revenues outside of the United States. The US Brands, US Medical Aesthetics, and Anda Distribution segments are comprised solely of sales within the United States.

The following tables present global net revenues for the top products of the Company for the three months ended March 31, 2016 and 2015 ($ in millions):

	Three Months Ended March 31,
	Global		U.S.		International
	2016	2015	2016	2015	2016	2015
Botox®	$637.5	$84.0	$455.5	$60.7	$182.0	$23.3
Restasis®	313.7	29.9	298.7	28.7	15.0	1.2
Fillers	214.7	24.6	114.1	12.8	100.6	11.8
Namenda XR®	173.1	150.6	173.1	150.6	-	-
Lumigan®/Ganfort®	169.6	21.2	81.5	8.1	88.1	13.1
Bystolic®	164.0	164.1	163.6	163.7	0.4	0.4
Linzess®/Constella®	140.9	96.2	137.1	95.5	3.8	0.7
Alphagan®/Combigan®	126.7	16.0	84.9	10.1	41.8	5.9
Asacol®/Delzicol®	121.2	149.2	105.9	132.0	15.3	17.2
Lo Loestrin®	89.3	83.3	89.3	82.7	-	0.6
Viibryd®/Fetzima®	83.3	79.6	83.3	79.6	-	-
Estrace® Cream	80.7	71.9	80.7	71.9	-	-
Minastrin® 24	80.4	65.4	79.6	64.8	0.8	0.6
Silicone Implants	67.4	9.4	33.9	2.4	33.5	7.0
Carafate®/Sulcrate®	61.5	53.6	61.0	53.6	0.5	-
Ozurdex®	60.5	7.0	19.4	2.7	41.1	4.3
Aczone®	33.0	6.0	33.0	6.0	-	-
Namenda® IR	5.8	245.4	5.8	245.4	-	-
Other Products Revenues	807.9	650.9	657.5	618.3	150.4	32.6
Total Products Revenues	3,431.2	2,008.3	2,757.9	1,889.6	673.3	118.7
ANDA Revenues	364.7	554.3	364.7	554.3	-	-
Total Net Revenues	$3,795.9	$2,562.6	$3,122.6	$2,443.9	$673.3	$118.7

No other product represents ten percent or more of total net revenues.

The following table presents net revenues for the US Brands segment for the three months ended March 31, 2016 and 2015 ($ in millions):

	Three Months Ended March 31,
	2016	2015
Central Nervous System (CNS)	$554.3	$548.4
Eyecare	533.0	94.7
Gastroenterology (GI)	403.6	366.6
Women's Health	263.7	229.3
Urology	74.1	37.3
Infectious Disease	51.5	41.9
Other(1)	422.5	491.0
Total US Brands Net Revenues	$2,302.7	$1,809.2

(1)

The Company previously reported its cardiovascular franchise separately. The cardiovascular franchise is now being reported in Other. Sales of cardiovascular products were $163.6 million and $163.7 million in the three months ended March 31, 2016 and 2015, respectively.

The following table presents revenues for the US Medical Aesthetics segment for the three months ended March 31, 2016 and 2015 ($ in millions):

	Three Months Ended March 31,
	2016	2015
Facial Aesthetics	$279.4	$35.2
Medical Dermatology and Other	122.2	30.5
Plastic Surgery	48.1	14.1
Total US Medical Net Revenues	$449.7	$79.8

The following table presents net revenues for the International Brands segment for the three months ended March 31, 2016 and 2015 ($ in millions):

	Three Months Ended March 31,
	2016	2015
Eyecare	$291.5	$40.5
Facial Aesthetics	205.5	24.8
Other Therapeutics	139.5	45.6
Plastic Surgery	36.8	7.8
Total International Brands Net Revenues	$673.3	$118.7

NOTE 9 — Inventories

Inventories consist of finished goods held for sale and distribution, raw materials and work-in-process. Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). The Company writes down inventories to net realizable value based on forecasted demand, market conditions or other factors, which may differ from actual results.

Inventories consisted of the following ($ in millions):

	March 31,	December 31,
	2016	2015
Raw materials	$284.1	$242.3
Work-in-process	104.9	149.7
Finished goods	741.1	706.3
	1,130.1	1,098.3
Less: inventory reserves	107.9	88.6
Total Inventories	$1,022.2	$1,009.7

As of March 31, 2016, finished goods included a de minimis amount related to the fair-value step-up of acquired inventory.  Included in finished goods was $46.1 million related to the fair-value step-up of acquired inventory as of December 31, 2015.

NOTE 10 — Investments and Other Assets

Investments in marketable securities, other investments and other assets consisted of the following ($ in millions):

	March 31, 2016	December 31, 2015
Marketable securities:
U.S. Treasury and agency securities — maturing within one year	$13.0	$9.3
Total marketable securities	$13.0	$9.3
Investments and other assets:
Legacy Allergan deferred executive compensation investments	$107.6	$118.1
Equity method investments	15.4	17.3
Cost method investments	16.7	16.7
Other long-term investments	67.3	78.2
Taxes receivable	49.7	39.6
Other assets	148.8	148.0
Total investments and other assets	$405.5	$417.9

The Company’s marketable securities and other long-term investments are classified as available-for-sale and are recorded at fair value based on quoted market prices using the specific identification method. These investments are classified as either current or non-current, as appropriate, in the Company’s consolidated balance sheets.

NOTE 11 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following ($ in millions):

	March 31, 2016	December 31, 2015
Accrued expenses:
Accrued third-party rebates	$1,502.7	$1,281.6
Accrued payroll and related benefits	376.9	409.7
Current portion of contingent consideration obligations	306.1	79.9
Accrued returns	298.0	288.4
Accrued R&D expenditures	272.5	384.1
Litigation-related reserves and legal fees	262.7	213.5
Accrued pharmaceutical fees	209.0	162.2
Interest payable	197.7	312.0
Royalties payable	109.9	126.9
Accrued non-provision taxes	102.8	100.3
Accrued selling and marketing expenditures	98.3	127.2
Accrued severance, retention and other shutdown costs	80.8	110.4
Dividends payable	24.1	23.9
Other accrued expenses	409.6	360.0
Total accrued expenses	$4,251.1	$3,980.1
Accounts payable	450.0	369.4
Total Accounts Payable and Accrued Expenses	$4,701.1	$4,349.5

NOTE 12 — Goodwill, Product Rights and Other Intangible Assets

Goodwill for the Company’s segments consisted of the following ($ in millions):

	US Brands	US Medical Aesthetics	International Brands	Anda Distribution	Total
Balance as of December 31, 2015	$36,107.5	$4,006.7	$6,351.0	$86.3	$46,551.5
Foreign exchange and other adjustments	(26.6)	-	199.1	-	172.5
Balance as of March 31, 2016	$36,080.9	$4,006.7	$6,550.1	$86.3	$46,724.0

As of March 31, 2016 and December 31, 2015, the gross balance of goodwill, pre-impairments, was $46,741.3 million and $46,568.8 million, respectively.  Goodwill in discontinued operations was $6,092.7 million and $6,009.7 million as of March 31, 2016 and December 31, 2015, respectively.

Product rights and other intangible assets consisted of the following ($ in millions):

Cost Basis	Balance as of December 31, 2015	Acquisitions	Impairments	IPR&D to CMP Transfers	Disposals/ Held for Sale/ Other	Foreign Currency Translation	Balance as of March 31, 2016
Intangibles with definite lives:
Product rights and other related intangibles	$64,544.2	$-	$-	$1,130.0	$(15.0)	$208.1	$65,867.3
Trade name	690.0	-	-	-	-	-	690.0
Total definite-lived intangible assets	$65,234.2	$-	$-	$1,130.0	$(15.0)	$208.1	$66,557.3
Intangibles with indefinite lives:
IPR&D	$11,128.2	$-	$(6.0)	$(1,130.0)	$-	$24.3	$10,016.5
Trade name	76.2	-	-	-	-	-	76.2
Total indefinite-lived intangible assets	$11,204.4	$-	$(6.0)	$(1,130.0)	$-	$24.3	$10,092.7
Total product rights and related intangibles	$76,438.6	$-	$(6.0)	$-	$(15.0)	$232.4	$76,650.0

Accumulated Amortization	Balance as of December 31, 2015	Amortization	Impairments	IPR&D to CMP Transfers	Disposals/ Held for Sale/ Other	Foreign Currency Translation	Balance as of March 31, 2016
Intangibles with definite lives:
Product rights and other related intangibles	$(8,447.4)	$(1,572.7)	$-	$-	$-	$(15.2)	$(10,035.3)
Trade name	(59.5)	(19.4)	-	-	-	-	(78.9)
Total definite-lived intangible assets	$(8,506.9)	$(1,592.1)	$-	$-	$-	$(15.2)	$(10,114.2)
Total product rights and related intangibles	$(8,506.9)	$(1,592.1)	$-	$-	$-	$(15.2)	$(10,114.2)
Net Product Rights and Other Intangibles	$67,931.7						$66,535.8

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights and other related intangibles as of March 31, 2016 over the remainder of 2016 and each of the next five years is estimated to be as follows ($ in millions):

Amortization Expense
2016 remaining	$4,801.8
2017	$6,409.8
2018	$5,934.2
2019	$5,857.4
2020	$5,606.2
2021	$4,737.5

The above amortization expense is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, finalization of preliminary fair value estimates, potential impairments, accelerated amortization or other events.

NOTE 13 — Long-Term Debt and Capital Leases

Total debt and capital leases consisted of the following ($ in millions):

	Balance As of		Fair Market Value As of
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Senior Notes:
Floating Rate Notes
$500.0 million floating rate notes due September 1, 2016	$500.0	$500.0	$500.7	$500.5
$500.0 million floating rate notes due March 12, 2018	500.0	500.0	502.8	499.6
$500.0 million floating rate notes due March 12, 2020	500.0	500.0	497.5	496.2
	1,500.0	1,500.0	1,501.0	1,496.3
Fixed Rate Notes
$800.0 million 5.750% notes due April 1, 2016	800.0	800.0	800.0	808.4
$1,000.0 million 1.850% notes due March 1, 2017	1,000.0	1,000.0	1,004.5	1,001.5
$500.0 million 1.300% notes due June 15, 2017	500.0	500.0	498.6	496.3
$1,200.0 million 1.875% notes due October 1, 2017	1,200.0	1,200.0	1,205.4	1,196.0
$3,000.0 million 2.350% notes due March 12, 2018	3,000.0	3,000.0	3,035.9	3,004.6
$250.0 million 1.350% notes due March 15, 2018	250.0	250.0	248.2	244.9
$1,050.0 million 4.375% notes due February 1, 2019	1,050.0	1,050.0	1,113.9	1,099.5
$500.0 million 2.450% notes due June 15, 2019	500.0	500.0	506.9	494.4
$400.0 million 6.125% notes due August 14, 2019	400.0	400.0	450.7	444.2
$3,500.0 million 3.000% notes due March 12, 2020	3,500.0	3,500.0	3,584.7	3,505.1
$650.0 million 3.375% notes due September 15, 2020	650.0	650.0	675.5	656.6
$750.0 million 4.875% notes due February 15, 2021	750.0	750.0	827.9	807.4
$1,200.0 million 5.000% notes due December 15, 2021	1,200.0	1,200.0	1,333.3	1,299.4
$3,000.0 million 3.450% notes due March 15, 2022	3,000.0	3,000.0	3,105.0	3,006.8
$1,700.0 million 3.250% notes due October 1, 2022	1,700.0	1,700.0	1,739.6	1,669.6
$350.0 million 2.800% notes due March 15, 2023	350.0	350.0	345.7	327.7
$1,200.0 million 3.850% notes due June 15, 2024	1,200.0	1,200.0	1,254.5	1,202.6
$4,000.0 million 3.800% notes due March 15, 2025	4,000.0	4,000.0	4,166.0	3,984.6
$2,500.0 million 4.550% notes due March 15, 2035	2,500.0	2,500.0	2,585.2	2,462.2
$1,000.0 million 4.625% notes due October 1, 2042	1,000.0	1,000.0	1,031.3	956.1
$1,500.0 million 4.850% notes due June 15, 2044	1,500.0	1,500.0	1,602.1	1,483.6
$2,500.0 million 4.750% notes due March 15, 2045	2,500.0	2,500.0	2,648.7	2,452.7
	32,550.0	32,550.0	33,763.6	32,604.2
Total Senior Notes Gross	34,050.0	34,050.0	35,264.6	34,100.5
Unamortized premium	205.1	225.9	-	-
Unamortized discount	(104.6)	(107.4)	-	-
Total Senior Notes Net	34,150.5	34,168.5	35,264.6	34,100.5
Term Loan Indebtedness:
WC Term Loan
WC Three Year Tranche variable rate debt maturing October 1, 2016	191.5	191.5
WC Five Year Tranche variable rate debt maturing October 1, 2018**	181.1	498.8
	372.6	690.3
ACT Term Loan
2017 Term Loan variable rate debt maturing October 31, 2017**	358.8	572.1
2019 Term Loan variable rate debt maturing July 1, 2019**	1,650.0	1,700.0
	2,008.8	2,272.1
AGN Term Loan
AGN Three Year Tranche variable rate debt maturing March 17, 2018	2,750.0	2,750.0
AGN Five Year Tranche variable rate debt maturing March 17, 2020**	2,475.0	2,543.8
	5,225.0	5,293.8
Total Term Loan Indebtedness	7,606.4	8,256.2
Other Indebtedness
Revolver Borrowings	900.0	200.0
Debt Issuance Costs	(185.6)	(195.8)
Other	93.0	97.4
Total Other Borrowings	807.4	101.6
Capital Leases	3.2	4.1
Total Indebtedness	$42,567.5	$42,530.4

**	The indebtedness requires a quarterly repayment of 2.5%.

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

Acquired Allergan Notes

On March 17, 2015 in connection with the Allergan Acquisition, the Company acquired, and subsequently guaranteed, along with Warner Chilcott Limited, the indebtedness of Allergan, Inc. comprised of the $350.0 million 2.800% senior notes due 2023, the $650.0 million 3.375% senior notes due 2020, the $250.0 million 1.350% senior notes due 2018 and the $800.0 million 5.750% senior notes due 2016. Interest payments are due on the $350.0 million senior notes semi-annually on the principal amount of the notes at a rate of 2.80% per annum, and are redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption, if the redemption occurs prior to December 15, 2022 (three months prior to the maturity of the 2023 senior notes). If the redemption occurs on or after December 15, 2022, then such redemption is not subject to the make-whole provision. Interest payments are due on the $650.0 million senior notes semi-annually on the principal amount of the notes at a rate of 3.375% per annum, and are redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption. Interest payments are due on the $250.0 million senior notes semi-annually on the principal amount of the notes at a rate of 1.350% per annum, and are redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption. Interest payments are due on the $800.0 million senior notes semi-annually on the principal amount of the notes at a rate of 5.750% per annum, and were redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption. The fair value of the acquired senior notes was determined to be $2,087.5 million as of March 17, 2015. As such, as part of acquisition accounting, the company recorded a premium of $37.5 million to be amortized as contra interest over the life of the notes.

The $800.0 million 5.750% senior notes were paid in full on April 1, 2016 with proceeds from the $900.0 million of borrowings under the revolving credit facility.

Credit Facility Indebtedness

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

Pursuant to the Existing WC Term Loan, on October 1, 2013 (the “WC Closing Date”), the lenders party thereto provided term loans in a total aggregate principal amount of $2.0 billion, comprised of (i) a $1.0 billion tranche that will mature on October 1, 2016 (the “WC Three Year Tranche”) and (ii) a $1.0 billion tranche that will mature on October 1, 2018 (the “WC Five Year Tranche”). The proceeds of borrowings under the Existing WC Term Loan Agreement, together with $41.0 million of cash on hand, were used to finance the repayment in full of all amounts outstanding under Warner Chilcott’s then-existing Credit Agreement, dated as of March 17, 2011, as amended by Amendment No. 1 on August 20, 2012, among the WC Borrowers, Warner Chilcott Holdings Company III, Limited, BofA, as administrative agent and a syndicate of banks participating as lenders.  In the three months ended March 31, 2016, the Company prepaid $311.7 million of WC Term Loan indebtedness.

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

The Company is subject to, and, at March 31, 2016, was in compliance with, all financial and operational covenants under the terms of the WC Term Loan.

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

The Existing ACT Term Loan Agreement amended and restated Actavis, Inc.’s $1,800.0 million senior unsecured term loan credit facility, dated as of June 22, 2012. At the closing of the Existing ACT Term Loan Agreement, an aggregate principal amount of $1,572.5 million was outstanding (the “2017 Term Loan”). The 2017 Term Loan matures on October 31, 2017.  The outstanding principal amount of the 2017 Term Loan is payable in equal quarterly installments of 2.50% per quarter, with the remaining balance payable on the maturity date. In the three months ended March 31, 2016, the Company prepaid $200.0 million of ACT Term Loan indebtedness.

On March 31, 2014, Allergan plc, Actavis Capital, Actavis, Inc., BofA, as Administrative Agent, and a syndicate of banks participating as lenders entered into the 2014 ACT Term Loan Agreement to amend and restate the Existing ACT Term Loan Agreement. On July 1, 2014, in connection with the Forest Acquisition, the Company borrowed $2.0 billion of term loan indebtedness under tranche A-2 of the 2014 ACT Term Loan Agreement, which is due July 1, 2019 (the “2019 Term Loan”).  The outstanding principal amount of the 2019 Term Loan is payable in equal quarterly installments of 2.50% per quarter, with the remaining balance payable on the maturity date.

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

The Company is subject to, and at March 31, 2016 was in compliance with, all financial and operational covenants under the terms of the ACT Term Loan.

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

Revolving Credit Facility

On December 17, 2014, Allergan plc and certain of its subsidiaries entered into a revolving credit loan and guaranty agreement (the “Revolver Agreement”) among Actavis Capital, as borrower, Allergan plc, Warner Chilcott Limited, Actavis, Inc., Actavis Funding SCS, the lenders from time to time party thereto (the “Revolving Lenders”), JPMCB as administrative agent, J.P. Morgan Europe Limited, as London agent, and the other financial institutions party thereto. Under the Revolver Agreement, the Revolving Lenders have committed to provide an unsecured revolving credit facility in an aggregate principal amount of up to $1.0 billion. The Revolver Agreement replaced Allergan plc’s existing $750.0 million second amended and restated Actavis revolving credit and guaranty agreement dated as of June 30, 2014 (the “Existing Revolver”) among Actavis Capital, Allergan plc, Warner Chilcott Limited, Actavis, Inc., Actavis Funding SCS, BofA, as administrative agent and the lenders from time to time party thereto.

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

The Company is subject to, and as March 31, 2016 was in compliance with, all financial and operational covenants under the terms of the Revolving Credit Facility. At March 31, 2016, there were $900.0 million of outstanding borrowings under the Revolving Credit Facility and letters of credit outstanding were $28.8 million. The net availability under the Revolving Credit Facility was $71.2 million. The Company repaid $425.0 million of indebtedness under the Revolving Credit Facility in April 2016.

Annual Debt Maturities

As of March 31, 2016, annual debt maturities were as follows ($ in millions):

Total Payments
2016 remaining	$1,905.7
2017	3,522.3
2018	7,129.7
2019	3,325.0
2020	6,093.8
2021	1,950.0
2022 and after	17,729.9
$41,656.4
Capital leases	3.2
Revolving credit facility	900.0
Debt issuance costs	(185.6)
Other short-term borrowings	93.0
Unamortized premium	205.1
Unamortized discount	(104.6)
Total Indebtedness	$42,567.5

Amounts represent total anticipated cash payments assuming scheduled repayments.

NOTE 14 — Other Long-Term Liabilities

Other long-term liabilities consisted of the following ($ in millions):

	March 31,	December 31,
	2016	2015
Acquisition related contingent consideration liabilities	$559.5	$788.1
Long-term pension and post retirement liability	224.7	222.1
Legacy Allergan deferred executive compensation	106.9	117.9
Long-term severance and restructuring liabilities	35.9	34.9
Product warranties	28.0	28.4
Long-term contractual obligations	25.6	26.4
Deferred revenue	13.3	18.2
Other long-term liabilities	30.1	26.0
Total other long-term liabilities	$1,024.0	$1,262.0

NOTE 15 – Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2016 was 83.2% compared to 24.8% for the three months ended March 31, 2015. The effective tax rate for the three months ended March 31, 2016 was impacted by income earned in jurisdictions with tax rates lower than the Irish statutory rate and U.S. losses tax benefited at rates greater than the Irish statutory rate. Additionally, the tax benefit for the three months ended March 31, 2016 included an expense of $124.3 million for the change in a valuation allowance on a portion of U.S. capital loss carryforwards resulting from restructuring associated with the sale of the global generics business and a benefit of $32.2 million for the recognition of previously unrecognized tax benefits.  The Company also recorded a $20.0 million out of period tax benefit related to the prior year during the three months ended March 31, 2016.  The amount was not considered material to any of the relevant periods. The effective tax rate for the three months ended March 31, 2015 was impacted by income earned in low tax jurisdictions and U.S. losses tax benefited at rates greater than the Irish statutory rate. The increase in the effective tax rate for the period ended March 31, 2016 as compared to the period ended March 31, 2015 is the result of changes in the mix of income and losses in jurisdictions with rates other than the Irish statutory rate.

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

Due to our numerous acquisitions, the Company has several concurrent audits still pending with the IRS as set forth below:

IRS Audits	Tax Years
Actavis, Inc. (fka Watson Pharmaceuticals, Inc.)	2008, 2009, 2010 and 2011
Actavis Inc.	2009, 2010, 2011 and 2012
Warner Chilcott Corporation	2010, 2011 and 2012
Forest Laboratories, Inc.	2007, 2008 and 2009
Aptalis Holdings, Inc.	2013
Durata Therapeutics Inc.	2012
Allergan, Inc.	2009 and 2010

NOTE 16 — Shareholders’ Equity

A summary of the changes in shareholders’ equity for the three months March 31, 2016 consisted of the following ($ in millions):

Allergan plc
Shareholders’ equity as of December 31, 2015	$76,591.4
Increase in additional paid in capital for share-based compensation plans	99.0
Net income attributable to ordinary shareholders	186.1
Proceeds from stock plans	69.6
Excess tax benefit from employee stock plans	34.6
Repurchase of ordinary shares	(53.2)
Other comprehensive income	522.5
Shareholders’ equity as of March 31, 2016	$77,450.0

Warner Chilcott Limited
Members' equity as of December 31, 2015	$75,573.7
Net income attributable to members	270.9
Dividend to Parent	(69.6)
Other comprehensive income	522.5
Members' equity as of March 31, 2016	$76,297.5

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

The movements in accumulated other comprehensive income / (loss) for the three months ended March 31, 2016 were as follows ($ in millions):

	Foreign Currency Translation Items	Unrealized (losses) net of tax	Total Accumulated Other Comprehensive Income / (Loss)
Balance as of December 31, 2015	$(564.3)	$70.2	$(494.1)
Other comprehensive gain / (loss) before reclassifications into general and administrative	542.8	(20.3)	522.5
Total other comprehensive income / (loss)	542.8	(20.3)	522.5
Balance as of March 31, 2016	$(21.5)	$49.9	$28.4

The movements in accumulated other comprehensive income / (loss) for the three months ended March 31, 2015 were as follows ($ in millions):

	Foreign Currency Translation Items	Unrealized gains net of tax	Total Accumulated Other Comprehensive Income / (Loss)
Balance as of December 31, 2014	$(434.4)	$(31.0)	$(465.4)
Other comprehensive (loss) before reclassifications into general and administrative	(313.9)	(4.0)	(317.9)
Total other comprehensive (loss)	(313.9)	(4.0)	(317.9)
Balance as of March 31, 2015	$(748.3)	$(35.0)	$(783.3)

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

The Company uses foreign currency derivatives, which provide for the sale or purchase or the option to sell or purchase foreign currencies to economically hedge the currency exchange risks associated with probable but not firmly committed transactions that arise in the normal course of the Company’s business. Probable but not firmly committed transactions are comprised primarily of sales of products and purchases of raw material in currencies other than the U.S. dollar. The foreign currency derivatives are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar. While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying exposures.

The Company recognized realized and unrealized losses on such contracts of $14.7 million and $12.8 million during the three months ended March 31, 2016 and 2015, respectively.

The fair value of outstanding foreign currency derivatives are recorded in “Prepaid expenses and other current assets” or “Investments and other assets” or “Accounts payable and accrued expenses.” At March 31, 2016 and December 31, 2015, foreign currency derivative assets associated with the foreign exchange option contracts of $16.9 million and $25.0 million, respectively, were included in “Prepaid expenses and other current assets.” At March 31, 2016 and December 31, 2015, foreign currency derivative assets associated with the foreign exchange option contracts of $42.0 million and $48.5 million, respectively, were included in “Investments and other assets.” At March 31, 2016 and December 31, 2015, there were no net foreign currency derivative liabilities associated with the foreign exchange forward contracts included in “Accounts payable and accrued expenses.”

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

Assets and liabilities measured at fair value or disclosed at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 consisted of the following (in millions):

	Fair Value Measurements as of March 31, 2016 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$13.0	$13.0	$-	$-
Deferred executive compensation investments	107.6	94.4	13.2	-
Foreign currency derivatives	58.9	-	58.9	-
Investments and other	99.4	99.4	-	-
Total assets	$278.9	$206.8	$72.1	$-
Liabilities:
Deferred executive compensation liabilities	106.9	93.7	13.2	-
Contingent consideration obligations	865.6	-	-	865.6
Total liabilities	$972.5	$93.7	$13.2	$865.6

	Fair Value Measurements as of December 31, 2015 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$29.9	$29.9	$-	$-
Deferred executive compensation investments	118.1	102.3	15.8	-
Foreign currency derivatives	73.5	-	73.5	-
Investments and other	112.2	112.2	-	-
Total assets	$333.7	$244.4	$89.3	$-
Liabilities:
Deferred executive compensation liabilities	117.9	102.1	15.8	-
Contingent consideration obligations	868.0	-	-	868.0
Total liabilities	$985.9	$102.1	$15.8	$868.0

Marketable securities and investments consist of available-for-sale investments in U.S. treasury and agency securities and publicly traded equity securities for which market prices are readily available. Unrealized gains or losses on marketable securities and investments are recorded in accumulated other comprehensive income / (loss).

Foreign Currency Contracts

At March 31, 2016 and December 31, 2015, the notional principal and fair value of the Company’s outstanding foreign currency derivative financial instruments were as follows ($ in millions, except average contract rate or strike amount):

	March 31, 2016		December 31, 2015
	Notional Principal	Average Contract Rate or Strike Amount	Notional Principal	Average Contract Rate or Strike Amount
Foreign currency forward exchange contracts:
(Receive U.S. dollar/pay foreign currency)
Russian ruble	$19.9	68.98	$18.8	72.97
	$19.9		$18.8

Estimated fair value	$0.2		$(0.3)

Foreign currency sold - put options:
Euro	$317.6	1.41	$340.5	1.41
	$317.6		$340.5

Estimated fair value	$58.7		$73.5

The notional principal amounts provide one measure of the transaction volume outstanding as of March 31, 2016 and December 31, 2015, and do not represent the amount of the Company’s exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of March 31, 2016 and December 31, 2015. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

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

	Three Months Ended
Expense / (income)	March 31, 2016	March 31, 2015
Cost of sales	$7.8	$27.7
Research and development	25.9	-
General and administrative	(0.1)	1.1
Total	$33.6	$28.8

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2016 and 2015 ($ in millions):

	Balance as of December 31, 2015	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments	Foreign currency translation	Balance as of March 31, 2016
Liabilities:
Contingent consideration obligations	$868.0	$-	$(35.1)	$33.6	$(0.9)	$865.6

	Balance as of December 31, 2014	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments	Foreign currency translation	Balance as of March 31, 2015
Liabilities:
Contingent consideration obligations	$373.8	$-	$346.8	$28.8	$0.2	$749.6

During the three months ended March 31, 2016, the following activity in contingent consideration obligations by acquisition was incurred ($ in millions):

	Balance as of December 31, 2015	Acquisitions	Fair Value Adjustments and Accretion	Payments and Other	Balance as of March 31, 2016
Medicines 360 acquisition	$144.1	$-	$4.4	$-	$148.5
Forest Acquisition	20.4	-	0.4	(0.1)	20.7
Durata Acquisition	24.5	-	2.2	(26.7)	-
Metrogel acquisition	30.9	-	0.4	(7.5)	23.8
Uteron acquisition	8.2	-	-	-	8.2
Allergan Acquisition	329.7	-	14.7	0.1	344.5
Oculeve Acquisition	90.0	-	1.5	-	91.5
AqueSys Acquisition	193.5	-	9.7	-	203.2
Other	26.7	-	0.3	(1.8)	25.2
Total	$868.0	$-	$33.6	$(36.0)	$865.6

NOTE 19 — Business Restructuring Charges

During 2016, activity related to our business restructuring and facility rationalization activities primarily related to the cost optimization initiatives in conjunction with the Allergan Acquisition. Restructuring activities for the three months ended March 31, 2016 as follows ($ in millions):

	Severance and Retention	Share-Based Compensation	Other	Total
Reserve balance at December 31, 2015	$96.7	$-	$48.6	$145.3
Charged to expense
Cost of sales	2.2	0.1	0.6	2.9
Research and development	2.5	0.9	0.7	4.1
Selling and marketing	-	0.1	0.2	0.3
General and administrative	2.4	1.8	4.6	8.8
Total expense	7.1	2.9	6.1	16.1
Cash payments	(20.5)	-	(21.3)	(41.8)
Other reserve impact	-	(2.9)	-	(2.9)
Reserve balance at March 31, 2016	$83.3	$-	$33.4	$116.7

During the three months ended March 31, 2016 and 2015, the Company recognized restructuring charges of $16.1 million and $509.6 million, respectively.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued. As of March 31, 2016, the Company’s consolidated balance sheet includes accrued loss contingencies of approximately $335.0 million, of which approximately $125.0 million was cash settled in April of 2016, relating to the resolution with the federal government, as well as 50 states and the District of Columbia, concluding the previously disclosed federal investigation into certain sales and marketing practices involving several Warner Chilcott products during the time period January 2009 through March 2013.

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

Antitrust Litigation

Actos® Litigation. On December 31, 2013 two putative class actions, on behalf of putative classes of indirect purchaser plaintiffs, were filed in the federal court for the Southern District of New York against Actavis plc and certain of its affiliates alleging that Watson Pharmaceuticals, Inc.’s (“Watson” now known as Actavis, Inc.) 2010 patent lawsuit settlement with Takeda Pharmaceutical, Co. Ltd. related to Actos ® (pioglitazone hydrochloride and metformin “Actos ® “) is unlawful. Several additional complaints have also been filed. Plaintiffs then filed a consolidated, amended complaint on May 20, 2014. The amended complaint generally alleges an overall scheme that included Watson improperly delaying the launch of its generic version of Actos ® in exchange for substantial payments from Takeda in violation of federal and state antitrust and consumer protection laws. The complaint seeks declaratory and injunctive relief and unspecified damages. Defendants have moved to dismiss the amended complaint. On

September 23, 2015, the court granted the motion to dismiss the indirect purchasers’ complaint in its entirety. The indirect purchaser plaintiffs have appealed the dismissal of their complaint.  In May 2015, two additional putative class action complaints, each of which makes similar allegations against the Company and Takeda, were filed by plaintiffs on behalf of a putative class of direct purchasers. Defendants have moved to dismiss the direct purchasers’ complaint.

AndroGel.  The Company believes that it has substantial meritorious defenses to the claims alleged. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows. AndroGel® Litigation. On January 29, 2009, the U.S. Federal Trade Commission and the State of California filed a lawsuit in federal district court in California alleging that the September 2006 patent lawsuit settlement between Watson and Solvay Pharmaceuticals, Inc. (“Solvay”), related to AndroGel ® 1% (testosterone gel) CIII is unlawful. The complaint generally alleged that Watson improperly delayed its launch of a generic version of AndroGel ® in exchange for Solvay’s agreement to permit Watson to co-promote AndroGel ® for consideration in excess of the fair value of the services provided by Watson, in violation of federal and state antitrust and consumer protection laws. The complaint sought equitable relief and civil penalties. On February 2 and 3, 2009, three separate lawsuits alleging similar claims were filed in federal district court in California by various private plaintiffs purporting to represent certain classes of similarly situated claimants. On April 8, 2009, the Court transferred the government and private cases to the United States District Court for the Northern District of Georgia. The FTC and the private plaintiffs filed amended complaints on May 28, 2009. The private plaintiffs amended their complaints to include allegations concerning conduct before the U.S. Patent and Trademark Office (the “USPTO”), conduct in connection with the listing of Solvay’s patent in the FDA “Orange Book,” and sham litigation. Additional actions alleging similar claims have been filed in various courts by other private plaintiffs purporting to represent certain classes of similarly situated direct or indirect purchasers of AndroGel ® . The Judicial Panel on Multidistrict Litigation (“JPML”) transferred all federal court actions then pending outside of Georgia to that district. The district court then granted the Company’s motion to dismiss all claims except the private plaintiffs’ sham litigation claims. After the dismissal was upheld by the Eleventh Circuit Court of Appeals, the FTC petitioned the United States Supreme Court to hear the case. On June 17, 2013, the Supreme Court issued a decision, holding that the settlements between brand and generic drug companies which include a payment from the brand company to the generic competitor must be evaluated under a “rule of reason” standard of review and ordered the case remanded (the “Supreme Court AndroGel Decision”). The case is now back in the district court in Georgia. On August 5, 2014 the indirect purchaser plaintiffs filed an amended complaint which the Company answered on September 15, 2014.

The Company believes it has substantial meritorious defenses and intends to defend itself vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Asacol® Litigation. On June 22, 2015, two class action complaints were filed in federal court in Massachusetts on behalf of a putative class of indirect purchasers. In each complaint plaintiffs allege that they paid higher prices for Warner Chilcott’s Asacol ® HD and Delzicol ® products as a result of Warner Chilcott’s alleged actions preventing or delaying generic competition in the market for Warner Chilcott’s older Asacol ® product in violation of U.S. federal antitrust laws and/or state laws. Plaintiffs seek unspecified injunctive relief, treble damages and/or attorneys’ fees. All of the actions were consolidated in the federal district court. On September 21, 2015, three additional complaints were filed on behalf of putative classes of indirect purchasers, each raising similar allegations to the complaints filed in June 2015. Defendants have moved to dismiss the indirect purchasers’ complaint. Oral argument on the motion is scheduled for May 11, 2016.  On April 26, 2016, a direct purchaser, Meijer, Inc., filed a complaint in federal court in New York. The direct purchaser complaint makes similar allegations to the complaints filed by the indirect purchaser plaintiffs. The Company believes it has substantial meritorious defenses and intends to defend itself vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Botox® Litigation. On February 24, 2015, a class action complaint was filed in federal court in California. The complaint alleges unlawful market allocation in violation of Section 1 of the Sherman Act, 15 U.S.C. §1, agreement in restraint of trade in violation of 15 U.S.C. §1 of the Sherman Act, unlawful maintenance of monopoly market power in violation of Section 2 of the Sherman Act, 15 U.S.C. §2 of the Sherman Act, violations of California’s Cartwright Act, Section 16700 et seq. of Calif. Bus. and Prof. Code., and violations of California’s unfair competition law, Section 17200 et seq. of Calif. Bus. and Prof. Code. Plaintiffs filed an amended complaint on May 29, 2015. On June 29, 2015, the Company filed a motion to dismiss the complaint. On October 20, 2015, the Court denied the Company’s motion to dismiss the complaint. On December 18, 2015, plaintiffs filed a motion for partial judgment on the pleadings or, in the alternative, for partial summary judgment or adjudication. The Company filed a response to the motion for judgment on the pleadings on February 11, 2016. The court held oral argument on plaintiff’s motion on March 4, 2016 and took the matter under submission. The Company believes it has substantial meritorious defenses and intends to defend itself vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Lidoderm® Litigation. On November 8, 2013, a putative class action was filed in the federal district court against Actavis, Inc. and certain of its affiliates alleging that Watson’s 2012 patent lawsuit settlement with Endo Pharmaceuticals, Inc. related to Lidoderm® (lidocaine transdermal patches, “Lidoderm®”) is unlawful. The complaint, asserted on behalf of putative classes of direct purchaser plaintiffs, generally alleges that Watson improperly delayed launching generic versions of Lidoderm® in exchange for substantial payments from Endo in violation of federal and state antitrust and consumer protection laws. The complaint seeks declaratory and injunctive relief and damages. Additional lawsuits containing similar allegations have followed on behalf of other classes of putative direct purchasers and suits have been filed on behalf of putative classes of end-payer plaintiffs. The Company anticipates additional claims or lawsuits based on the same or similar allegations may be filed. On April 3, 2014 the JPML consolidated the cases in federal district court in California. Defendants filed motions to dismiss each of the plaintiff classes’ claims. On November 17, 2014, the court issued an order granting the motion in part but denying it with respect to the claims under Section 1 of the Sherman Act. Plaintiffs then filed an amended, consolidated complaint on December 19, 2014. Defendants have responded to the amended consolidated complaint. On March 5, 2015, a group of five retailers filed a civil antitrust complaint in their individual capacities regarding Lidoderm® in the same court where it was consolidated with the direct and indirect purchaser class complaints. The retailer complaint recites similar facts and asserts similar legal claims for relief to those asserted in the related cases described above. The five retailers amended their complaint on July 27, 2015. On March 30, 2016, the U.S. Federal Trade Commission filed a lawsuit in federal district court in the Eastern District of Pennsylvania against the company, one of its Global Generics business subsidiaries, Watson Laboratories, Inc., Endo Pharmaceuticals Inc. and others arising out of patent settlements relating to Lidoderm and Opana ER (generic oxymorphone extended release tablets). The Lidoderm settlement was reached by Endo Pharmaceuticals Inc. and Watson Laboratories, Inc. in May 2012, and all allegations against the Company and Watson Laboratories, Inc. relate to the Lidoderm settlement only. The FTC action as to Watson Laboratories, Inc. parallels the allegations contained in the private litigation, and seeks monetary and equitable relief.

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

Zymar®/Zymaxid® Litigation. On February 16, 2012, Apotex Inc. and Apotex Corp. filed a complaint in the federal district court in Delaware against Senju Pharmaceuticals Co., Ltd. (“Senju”), Kyorin Pharmaceutical Co., Ltd. (“Kyorin”), and Allergan, Inc. (“Allergan”) alleging monopolization in violation of Section 2 of the Sherman Act, conspiracy to monopolize, and unreasonable restraint of trade in the market for gatifloxacin ophthalmic formulations, which includes Allergan’s ZYMAR ® gatifloxacin ophthalmic solution 0.3% and ZYMAXID ® gatifloxacin ophthalmic solution 0.5% products. On May 24, 2012, Allergan filed a motion to dismiss the complaint to the extent it seeks to impose liability for alleged injuries occurring prior to August 19, 2011, which is the date Apotex obtained final approval of its proposed generic product. Allergan and the other defendants also moved to dismiss. Defendants also filed a motion to stay the action pending resolution of related patent actions in the federal court in Delaware and in the U.S. Court of Appeals for the Federal Circuit. On February 7, 2013, the court granted defendants’ motion to stay the proceedings pending resolution of the appeal in the patent dispute and denied the motion to dismiss without prejudice to renew. On September 18, 2014, defendants filed a new motion to dismiss the Apotex plaintiffs’ complaint. The court dismissed Allergan’s motion on May 2, 2015. Thereafter, Allergan filed an answer to Apotex’s complaint on June 1, 2015. On June 6, 2014, a separate antitrust class action complaint was filed in the federal district court in Delaware against the same defendants as in the Apotex case. The complaint alleges that defendants unlawfully excluded or delayed generic competition in the gatifloxacin ophthalmic formulations market (generic versions of ZYMAR ® and ZYMAXID ® ). On September 18, 2014, Allergan filed a motion to dismiss for lack of subject matter jurisdiction and joined in co-defendants’ motion to dismiss for failure to state a claim. On August 19, 2015, the court granted Allergan’s motion to dismiss. On September 18, 2015, plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit.  Oral argument is scheduled for June 13, 2016.  The Company believes it has substantial meritorious defenses and intends to defend itself vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Commercial Litigation

Celexa® /Lexapro® Class Actions. Forest and certain of its affiliates are defendants in three federal court actions filed on behalf of individuals who purchased Celexa ® and/or Lexapro ® for pediatric use, all of which have been consolidated for pretrial purposes in an MDL proceeding in the federal district court Massachusetts (the “Celexa ® /Lexapro ® MDL”). These actions, two of which were originally filed as putative nationwide class actions, and one of which is a putative California-wide class action, allege that Forest marketed Celexa ® and/or Lexapro ® for off-label pediatric use and paid illegal kickbacks to physicians to induce prescriptions of Celexa ® and Lexapro®. The complaints assert various similar claims, including claims under the state consumer protection statutes and state common laws. Plaintiffs in the various actions sought to have certified California, Missouri, Illinois and New York state-wide classes. However, only the Missouri state class was certified. Forest subsequently reached an agreement with the MDL plaintiffs to settle the Missouri class claims, including claims by both individuals and third party payors that purchased Celexa ® or Lexapro ® for use by a minor from 1998 to December 31, 2013, for $7.65 million with a potential to increase the amount to $10.35 million if settling plaintiffs meet certain thresholds. On September 8, 2014 the court granted final approval for the settlement.

Additional actions relating to the promotion of Celexa® and/or Lexapro® have been filed all of which have been consolidated in the Celexa ® /Lexapro ® MDL. On May 3, 2013, an action was filed in federal court in California on behalf of individuals who purchased Lexapro ® for adolescent use, seeking to certify a state-wide class action in California and alleging that our promotion of Lexapro ® for adolescent depression has been deceptive. On March 5, 2014 the court granted Forest’s motion to dismiss this complaint. Plaintiff then appealed the district court’s decision to the Court of Appeals for the First Circuit and on February 20, 2015, the First Circuit affirmed the dismissal of the complaint, ruling that Plaintiffs’ California state law claims were preempted by the Federal Food, Drug, and Cosmetic Act (FDCA). On November 13, 2013, an action was filed in federal court in Minnesota seeking to certify a nationwide class of third-party payor entities that purchased Celexa ® and Lexapro ® for pediatric use. The complaint asserts claims under the federal Racketeer Influenced and Corrupt Organizations Act, alleging that Forest engaged in an off-label marketing scheme and paid illegal kickbacks to physicians to induce prescriptions of Celexa ® and Lexapro ® . Forest moved to dismiss the complaint and on December 12, 2014, the court issued a ruling dismissing plaintiff’s claims under Minnesota’s Deceptive Trade Practices Act, but denying the remaining portions of the motion. A hearing on plaintiff’s motion for class certification is scheduled for May 25, 2016.  On March 13, 2014, an action was filed in the federal court in Massachusetts by two third-party payors seeking to certify a nationwide class of persons and entities that purchased Celexa ® and Lexapro ® for use by pediatric use. The complaint asserts claims under the federal Racketeer Influenced and Corrupt Organizations Act, state consumer protection statutes, and state common laws, alleging that Forest engaged in an off-label marketing scheme and paid illegal kickbacks to physicians to induce prescriptions of Celexa ® and Lexapro®. The court granted Forest’s motion to dismiss this complaint in its December 12, 2014 ruling. On August 28, 2014, an action was filed in the federal district court in Washington seeking to certify a nationwide class of consumers and subclasses of Washington and Massachusetts consumers that purchased Celexa ® and Lexapro ® for pediatric use. The complaint asserts claims under the federal Racketeer Influenced and Corrupt Organizations Act, alleging that Forest engaged in off-label marketing scheme and paid illegal kickbacks to physicians to induce prescriptions of Celexa ® and Lexapro ® . Forest’s response to the complaint was filed on December 19, 2014. On June 16, 2015, the court issued a ruling on the motion to dismiss, granting it in part and denying it in part. Plaintiffs thereafter filed an amended complaint. Forest moved to dismiss the amended complaint.

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

Generic Drug Pricing Litigation. On March 2, 2016, a putative class action complaint was filed against Allergan plc and several other defendants in federal court in Pennsylvania on behalf of a putative class of direct and indirect purchasers of certain pharmaceutical products. Three additional indirect purchaser class action complaints were filed in the same court, two were filed on March 25, 2016 and one was filed on April 25, 2016. Each of the complaints allege that the defendants engaged in a conspiracy to fix, maintain and/or stabilize the prices of certain generic drug products. The Company intends to vigorously defend against this action. However, this action, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Prescription Drug Abuse Litigation. On May 21, 2014, the California counties Santa Clara and Orange filed a lawsuit in California state court on behalf of the State of California against several pharmaceutical manufacturers. Plaintiffs named Actavis plc in the suit. The California plaintiffs filed an amended complaint on June 9, 2014. On June 2, 2014, the City of Chicago also filed a complaint in Illinois state court against the same set of defendants, including Actavis plc, that were sued in the California Action. Co-defendants in the action removed the matter to the federal court in Illinois. Both the California and Chicago complaints allege that the manufacturer defendants engaged in a deceptive campaign to promote their products in violation of state and local laws. Each of the complaints seeks unspecified monetary damages, penalties and injunctive relief. Defendants have moved to dismiss the complaints in each action. On May 8, 2015, the court in the Chicago litigation granted the Company’s motion to dismiss the complaint. On August 26, 2015, the City of Chicago filed a second amended complaint. In the California action, on August 27, 2015, the court stayed the action based on primary jurisdiction arguments raised in the motions to dismiss. On December 15, 2015, the State of Mississippi filed a lawsuit in Mississippi state court against several pharmaceutical manufacturers.  The Mississippi action parallels the allegations in the California and Chicago matters and seeks monetary and equitable relief.  The Company anticipates that additional suits will be filed. The Company believes it has several meritorious defenses to the claims alleged. However, an adverse determination in these actions could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.
Testosterone Replacement Therapy Class Action. On November 24, 2014, the Company was served with a putative class action complaint filed on behalf a class of third party payers in federal court in Illinois. The suit alleges that the Company and other named pharmaceutical defendants violated various laws including the federal Racketeer Influenced and Corrupt Organizations Act and state consumer protection laws in connection with the sale and marketing of certain testosterone replacement therapy pharmaceutical products (“TRT Products”), including the Company’s Androderm ® product. This matter was filed in the TRT Products Liability MDL, described in more detail below, notwithstanding that it is not a product liability matter. Plaintiff alleges that it reimbursed third parties for dispensing TRT Products to beneficiaries of its insurance policies. Plaintiff seeks to obtain certain equitable relief, including injunctive relief and an order requiring restitution and/or disgorgement, and to recover damages and multiple damages in an unspecified amount. Defendants filed a joint motion to dismiss the complaint, after which plaintiff amended its complaint. Defendants jointly filed a motion to dismiss the amended complaint, which was granted in part and denied in part on February 3, 2016. The Court dismissed plaintiff’s substantive RICO claims for mail and wire fraud for failure to plead with particularity under Rule 9(b) but granted plaintiffs leave to replead. The court also dismissed plaintiff’s state law statutory claims and common law claims for fraud and unjust enrichment. The Court declined to dismiss plaintiff’s conspiracy claims pursuant to 18 U.S.C. § 1962(d) and its claims for negligent misrepresentation. On March 2, 2016, the defendants jointly filed a Motion for Reconsideration of the court’s ruling on plaintiff’s claims under 18 U.S.C. § 1962(d). Plaintiff filed its Third Amended Complaint on April 7, 2016.  The Company believes it has substantial meritorious defenses to the claims alleged and intends to vigorously defend the action. However, an adverse determination in the case could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

West Virginia Prescription Drug Abuse Litigation. On June 26, 2012, the State of West Virginia filed a lawsuit against multiple distributors of prescription drugs, including Anda. The complaint generally alleges that the defendants distributed prescription drugs in West Virginia in violation of state statutes, regulation and common law. The complaint seeks injunctive relief and unspecified damages and penalties. On January 3, 2014, plaintiff filed an amended complaint which the defendants moved to dismiss. On December 16, 2014, the court issued an order denying the defendants’ motion to dismiss. On January 27, 2015, the State filed a second amended complaint which the Company moved to dismiss. On September 8, 2015, the court issued a ruling denying the motion to dismiss the second amended complaint. On October 23, 2015, defendants filed a writ of prohibition in the Supreme Court of Appeals of West Virginia seeking review of the court’s denial of the motion to dismiss the second amended complaint. On January 5, 2016, the Supreme Court of Appeals of West Virginia declined to issue an order to show cause on defendants’ writ of prohibition. The case is in its preliminary stages and the Company believes it has substantial meritorious defenses to the claims alleged. However, an adverse determination in the case could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Xaleron Dispute. On February 5, 2016, Xaleron Pharmaceuticals, Inc. filed a lawsuit against Allergan, Inc. and Actavis, Inc. in state court in New York. The complaint, filed on February 26, 2016, alleges Allergan misappropriated Xaleron’s confidential business information and asserts claims for unfair competition, tortious interference with prospective economic advantage and unjust enrichment. The Company intends to vigorously defend against this action. However, this action, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Pursuant to the agreement, the Company hired an independent expert to conduct inspections of the Corona facility at least once each year. In January 2016 the independent expert concluded its most recent inspection of the Corona facility. At the conclusion of the inspection, the independent expert reported its opinion to the FDA that, based on the findings of the audit of the facility, the FDA’s applicable cGMP requirements, applicable FDA regulatory guidance, and the collective knowledge, education, qualifications and experience of the expert’s auditors and reviewers, the systems at the Corona facility audited and evaluated by the expert are in compliance with the FDA’s cGMP regulations. However, the FDA is not required to accept or agree with the independent expert’s opinion. The FDA has conducted periodic inspections of the Corona facility since the entry of the consent decree, and concluded its most recent general cGMP inspection in December 2014. At the conclusion of the inspection, the FDA inspectors issued a Form 483 to the facility identifying certain observations concerning the instances where the facility failed to follow cGMP regulations. The facility promptly responded to the Form 483 observations. If in the future, the FDA determines that, with respect to its Corona facility, the Company has failed to comply with the consent decree or FDA regulations, including cGMPs, or has failed to adequately address the FDA’s inspectional observations, the consent decree allows the FDA to order a variety of actions to remedy the deficiencies. These actions could include ceasing manufacturing and related operations at the Corona facility, and recalling affected products. Such actions, if taken by the FDA, could have a material adverse effect on the Company, its results of operations, financial position and cash flows.

Patent Litigation

Patent Enforcement Matters

Acular LS®. In September 2015, Allergan received a Paragraph IV certification notice letter from Aurobindo Pharma USA Inc. (“Aurobindo”) contending that U.S. Patent Numbers 8,008,338 (the “’338 Patent”), 8,207,215 (the “’215 Patent), 8,377,982 (the “’982 Patent”), 8,541,163 (the “’163 Patent”), 8,648,107 (the “’107 Patent”), 8,906,950 (the “’950 Patent”), and 8,946,281 (the “’281

Patent”) are invalid and not infringed by Aurobindo’s proposed generic version of Acular LS ® . While the Company intends to vigorously defend the ’338 Patent, the ’215 Patent, the ’982 Patent, the ’163 Patent, the ’107 Patent, the ’950 Patent, and the ’281 Patent and pursue its legal rights, Allergan can offer no assurance as to whether such lawsuit will be successful and that a generic version will not be launched. In November 2015, Allergan filed a complaint against Aurobindo in the U.S. District Court for the Eastern District of Texas, Marshall Division (the “Texas Litigation”) and, in the U.S. District Court for the District of Delaware (the “Delaware Litigation”). These lawsuits triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than March 30, 2018 (unless there is a final court decision adverse to Allergan sooner). In January 2016, Aurobindo filed a counterclaim against Allergan in the Delaware Litigation and Texas Litigation. In March 2016, the Court in the Texas Litigation entered an order scheduling the bench trial for November 1, 2017. On April 18, 2016, Allergan entered into a settlement agreement with Aurobindo in the Delaware Litigation and Texas Litigation, joint stipulations of dismissal with prejudice were filed and the Delaware Litigation and Texas Litigation cases were terminated.

Amrix®. In August 2014, Aptalis Pharmatech, Inc. (“Aptalis”) and Ivax International GmbH (“Ivax”), Aptalis’s licensee for Amrix, brought an action for infringement of U.S. Patent No. 7,790,199 (the “‘199 patent”), and 7,829,121 (the “‘121 patent”) in the U.S. District Court for the District of Delaware against Apotex Inc. and Apotex Corp. (collectively “Apotex”). Apotex has notified Aptalis that it has filed an ANDA with the FDA seeking to obtain approval to market a generic version of Amrix before these patents expire. (The ‘199 and ‘121 patents expire in November 2023.) This lawsuit triggered an automatic stay of approval of Apotex’s ANDA until no earlier than December 27, 2016 (unless there is a final court decision adverse to Forest sooner, and subject to any other exclusivities, such as a first filer 180 day market exclusivity). A bench trial concluded on November 17, 2015. Post-trial briefing concluded on April 8, 2016. The Company believes it has meritorious claims to prevent the generic applicant from launching a generic version of Amrix. However, there can be no assurance a generic version will not be launched.

Atelvia®. In August and October 2011 and March 2012, Warner Chilcott received Paragraph IV certification notice letters from Watson Laboratories, Inc. – Florida (together with Actavis, Inc. (formerly Watson Pharmaceuticals, Inc.) and its subsidiaries, “Actavis”), Teva and Ranbaxy Laboratories Ltd. (together with its affiliates, “Ranbaxy”) indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of Atelvia ® 35 mg tablets (“Atelvia ® “). The notice letters contend that Warner Chilcott’s U.S. Patent Nos. 7,645,459 (the “‘459 Patent”) and 7,645,460 (the “‘460 Patent”), two formulation and method patents expiring in January 2028, are invalid, unenforceable and/or not infringed. Warner Chilcott filed a lawsuit against Actavis in October 2011, against Teva in November 2011 and against Ranbaxy in April 2012 in the U.S. District Court for the District of New Jersey charging each with infringement of the ‘459 Patent and ‘460 Patent. On August 21, 2012, the United States Patent and Trademark Office issued to the Company U.S. Patent No. 8,246,989 (the “‘989 Patent”), a formulation patent expiring in January 2026. The Company listed the ‘989 Patent in the FDA’s Orange Book, each of Actavis, Teva and Ranbaxy amended its Paragraph IV certification notice letter to contend that the ‘989 Patent is invalid and/or not infringed, and Warner Chilcott amended its complaints against Actavis, Teva and Ranbaxy to assert the ‘989 Patent. On October 2, 2013, Actavis divested its ANDA to Amneal Pharmaceuticals. In September 2013, Warner Chilcott received a Paragraph IV certification notice letter from Impax Laboratories, Inc. indicating that it had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of Atelvia ® . Warner Chilcott filed a lawsuit against Impax on October 23, 2013, asserting infringement of the ‘459, ‘460, and ‘989 patents. On June 13, June 30, and July 15, 2014, the Company entered into settlement agreements with Ranbaxy, Amneal and Impax, respectively. Each agreement permits Ranbaxy, Amneal and Impax to launch generic versions of Atelvia ® on July 9, 2025, or earlier in certain circumstances. Trial against Teva began on July 14, 2014 and concluded on July 18, 2014. On March 4, 2015, the District Court ruled that the claims at issue in the litigation are invalid for obviousness. The Company intends to appeal this ruling. On March 5, 2015, the Company filed a motion for entry of an injunction or stay pending appeal seeking to enjoin Teva from launching a generic version of Atelvia pending such appeal. On March 30, 2015, the District Court denied the Company’s motion for entry of an injunction or stay during the pendency of an appeal, but temporarily enjoined Teva from launching its generic product for 10 business days following entry of the order so that the Company could move before the Federal Circuit for an injunction pending appeal. On April 27, 2015, the Federal Circuit temporarily enjoined Teva from launching its generic product pending resolution of the Company’s motion for an injunction pending appeal. The Federal Circuit denied the Company’s motion on May 15, 2015, and Teva launched their generic version of Atelvia®. Appellate briefing is complete and oral argument was held on February 1, 2016.

On March 18, 2016, the U.S. Court of Appeals for the Federal Circuit entered its opinion and judgment affirming the District Court’s decision. On April 25, 2016, the U.S. Court of Appeals for the Federal Circuit issued a mandate to the U.S. District Court for the District of New Jersey.

Bystolic® IPR. On December 23, 2015, Forest Laboratories Holdings Limited (“Forest”) received a notification letter that an Inter Partes Review of the USPTO (“IPR”) petition was filed by Lower Drug Prices for Consumers, LLC (“LDPC”) regarding U.S. Patent No. 6,545,040, expiring on December 17, 2021 (the “’040 Patent”). LDPC filed the IPR petition on December 22, 2015, and refiled a corrected petition on January 20, 2016. Forest filed a Patent Owner’s Preliminary Response on April 22, 2016.

Canasa®. In July 2013, Aptalis Pharma US, Inc. and Aptalis Pharma Canada Inc. brought actions for infringement of U.S. Patent Nos. 8,217,083 (the “‘083 patent”) and 8,436,051 (the “‘051 patent”) in the U.S. District Court for the District of New Jersey against Mylan and Sandoz. These companies have notified Aptalis that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Canasa ® before these patents expire. Amended complaints were filed against these companies in November 2013 adding claims for infringement of U.S. Patent No. 7,854,384 (the “‘384 patent”). The ‘083, ‘051, and ‘384 patents expire in June 2028. On November 11, 2015, Aptalis entered into a settlement agreement with Mylan. Under the terms of the settlement agreement, Mylan may launch its generic version of Canasa® on December 15, 2018, or earlier under certain circumstances. On March 22, 2016, Aptalis entered into a settlement agreement with Sandoz. On December 14, 2015, Aptalis brought an action for infringement of the ‘083, ‘051, and ‘384 patents in the U.S. District Court for the District of New Jersey against Pharmaceutical Sourcing Partners, Inc. (“PSP”). PSP had notified Aptalis that it had filed an ANDA with the FDA seeking to obtain approval to market generic versions of Canasa® before certain of these patents expire. This lawsuit triggered an automatic stay of approval of PSP’s ANDA that expires no earlier than May 2018 (unless a court issues a decision adverse to Aptalis sooner). On December 23 and 27, 2015, Aptalis brought actions for infringement of the ‘083, ‘051, and ‘384 patents in the U.S. District Courts for the District of New Jersey and the District of Delaware, respectively, against Delcor Asset Corp., Renaissance Pharma, Inc. and Renaissance Acquisition Holdings, LLC (“Delcor”). Delcor has notified Aptalis that it has filed an ANDA with the FDA seeking to obtain approval to market generic versions of Canasa before certain of these patents expire. These lawsuits triggered an automatic stay of approval of Delcor’s ANDA that expires no earlier than May 2018 (unless there is a final court decision adverse to Aptalis sooner). On March 14, 2016, Aptalis filed a motion to dismiss PSP’s Seventh and Eighth counterclaims or in the alternative, to bifurcate the trial and stay discovery relating to PSP’s seventh and eighth counterclaims. Trial is scheduled for November 2017 in the PSP action. On April 8, 2016, Aptalis entered into a settlement agreement with Delcor. The Company believes it has meritorious claims to prevent the generic applicants from launching a generic version of Canasa ®. However, there can be no assurance a generic version will not be launched.

Combigan® II. In 2012, Allergan filed a complaint against Sandoz, Alcon, Apotex and Watson in the U.S. District Court for the Eastern District of Texas, Marshall Division, alleging that their proposed products infringe U.S. Patent Number 8,133,890 (“890 Patent”), and subsequently amended their complaint to assert infringement of U.S. Patent Number 8,354,409. In March 2013, Allergan received a Paragraph IV invalidity and non-infringement certification from Sandoz, contending that the ‘890 Patent is invalid and not infringed by the proposed generic product. In October 2013, Allergan filed a motion to stay and administratively close the Combigan II matter, which was granted. In April 2015, Allergan filed a stipulation of dismissal and the U.S. District Court granted the Order with respect to the Watson defendants. In October 2015, the U.S. District Court entered an order consolidating the Combigan® III matter C.A. 2:15-cv-00347-JRG into this matter C.A. 2:12-cv-00207-JRG, as lead case and subsequently, set the bench trial for October 25, 2016. A Markman Hearing was held on March 2, 2016. While the Company intends to vigorously defend the patents at issue in this litigation, Allergan can offer no assurance as to whether the lawsuit will be successful and that a generic version will not be launched.

Combigan® III. On January 26, 2015, Allergan received a Paragraph IV letter from Sandoz contending that U.S. Patent Numbers 7,030,149, 7,320,976, 7,642,258, and 8,748,425 are invalid and not infringed by the proposed generic product. In March 2015, Allergan filed a complaint against Sandoz in the U.S. District Court for the Eastern District of Texas, Marshall Division, alleging that their proposed products infringe U.S. Patent Numbers 7,030,149, 7,320,976, 7,642,258, and 8,748,425 (the “Combigan Patents”). In April 2015, Sandoz filed a counterclaim against Allergan. In August 2015, Allergan filed a motion for consolidation with C.A. 2:12-cv-00207-JRG and request for earlier trial date. In October 2015, the U.S. District Court held oral argument on the motion for consolidation and earlier trial date and entered an order consolidating this matter C.A. 2:15-cv-00347-JRG into the Combigan® II matter C.A. 2:12-cv-00207-JRG and subsequently, set the bench trial for October 25, 2016. A Markman Hearing was held on March 2, 2016. While the Company intends to vigorously defend the patents at issue in this litigation, Allergan can offer no assurance as to whether the lawsuit will be successful and that a generic version will not be launched.

Delzicol®. On August 28, 2015, Warner Chilcott Company, LLC, Warner Chilcott (US), LLC, and Qualicaps Co., Ltd. (collectively, “Plaintiffs”) brought an action for infringement of U.S. Patent No. 6,649,180 (the “‘180 patent”) in the United States District Court for the Eastern District of Texas against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. (collectively, “Teva”). Teva notified Plaintiffs that it has filed an ANDA with the FDA seeking to obtain approval to market generic versions of Delzicol® before the ‘180 patent expires in April 2020. This lawsuit triggered an automatic stay of approval of Teva’s ANDA that expires no earlier than January 2018 (unless there is a final court decision adverse to Plaintiffs sooner). Trial is scheduled for October 2017. On November 9, 2015, Plaintiffs also brought an action for infringement of ‘180 patent in the United States District Court for the Eastern District of Texas against Mylan Pharmaceuticals, Inc., Mylan Laboratories Limited and Mylan, Inc. (collectively, “Mylan”). Mylan notified Plaintiffs that it has filed an ANDA with the FDA seeking to obtain approval to market generic versions of Delzicol® before the ‘180 patent expires in April 2020. This lawsuit triggered an automatic stay of approval of Mylan’s ANDA that expires no earlier than March 2018 (unless a court issues a decision adverse to Plaintiffs sooner). On December 16, 2015, Mylan filed a motion to dismiss for failure to state a claim, lack of personal jurisdiction, and improper venue, which remains pending. Trial is scheduled for October 2017. In March 2016, the Court entered an order consolidating the Mylan litigation (C.A. 2:15-cv-01740) with the Teva litigation (C.A. 2:15-cv-01471) matter as the lead case.

In February 2016, Warner Chilcott received a Paragraph IV letter from Zydus notifying Warner Chilcott that they have filed an ANDA with the FDA seeking to obtain approval to market generic versions of Delzicol® before the patent expires in April 2020, contending that U.S. Patent Number 6,649,180 (the “’180 patent”) is invalid and not infringed by the proposed generic product. On April 1, 2016, Warner Chilcott Company, LLC, Warner Chilcott (US), LLC, and Qualicaps Co., Ltd. (collectively, “Plaintiffs”) brought an action for infringement of U.S. Patent No. 6,649,180 (the “‘180 patent”) in the United States District Court for the Eastern District of Texas against Cadila Healthcare Ltd., Zydus International Pvt. Ltd., Zydus Pharmaceuticals (USA) Inc. (collectively, “Zydus”). While the Company intends to vigorously defend the patent at issue in these litigations, Warner Chilcott can offer no assurance as to whether the lawsuits will be successful and that a generic version will not be launched.

Gelnique® 10% gel. In October 2015, Actavis Laboratories, UT, Inc. (“Actavis”) filed a complaint in the U.S. District Court for the District of Delaware for infringement of U.S. Patent Nos. 7,029,694 (“’694 Patent”), 7,179,483 (“’483 Patent”), 8,241,662 (“’662 Patent”), and 8,920,392 (“’392 Patent”) against Par Pharmaceutical, Inc. (“Par”). Par notified Plaintiff that it has filed an ANDA with the FDA seeking to obtain approval to market generic versions of Gelnique® 10% gel before the ’694 Patent, ’483 Patent, ’662 Patent, and the ’392 Patent expires.  The ’694, ’483, and ’662 Patents expire in April 2020, and the ’392 Patent expires in March 2031. This lawsuit triggered an automatic stay of approval of Par’s ANDA that expires no earlier than February 19, 2018 (unless there is a final court decision adverse to Plaintiff sooner).

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

In February 2016, Allergan received a Paragraph IV letter from Sandoz notifying Allergan that they have filed an ANDA with the FDA seeking to obtain approval to market generic versions of Latisse® before the patents expire in January 2023, contending that U.S. Patent Numbers 9,216,183 (the “’183 patent”) and 9,226,931 (the “’931 patent) are invalid and not infringed by the proposed generic product.

In December 2014, Allergan and Duke filed a complaint for infringement of U.S. Patent No. 8,906,962 (“‘962 Patent”) against Sandoz, Inc. (“Sandoz”), Akorn, Inc. (“Akorn”), Hi-Tech Pharmacal Co., Inc. (“Hi-Tech”), and Actavis, Inc., Watson Laboratories, Inc., and Actavis Pharma, Inc. (collectively, “Actavis”). In January 2015, Allergan and Duke subsequently filed an amended complaint against Sandoz, Akorn, Hi-Tech, and Actavis to assert infringement of U.S. Patent Number 8,926,953 (“‘953 Patent”). In March 2015, Allergan filed a notice of voluntary dismissal as to the Actavis defendants. In March 2015, Allergan and Duke filed a motion for leave to file a second amended complaint asserting only the ‘953 Patent. In April 2015, Sandoz filed a motion to dismiss for failure to state a claim. In May 2015, Akorn and Hi-Tech filed a motion to dismiss for failure to state a claim. On May 19, 2015, the court entered an opinion and order granting Allergan and Duke’s motion for leave to file a second amended complaint, which will render moot Apotex’s motion to dismiss for failure to state a claim, Allergan and Duke’s motion to dismiss Apotex’s counterclaims, Sandoz’s motion to dismiss for failure to state a claim, and Akorn and Hi-Tech’s motion to dismiss for failure to state a claim. On May 22, 2015, Allergan and Duke filed a second amended complaint. On June 22, 2015, Apotex and Sandoz filed separate motions to dismiss for failure to state a claim. On July 2, 2015, Akorn and Hi-Tech filed a motion for judgment on the pleadings. On August 31, 2015, the court issued an order and judgment dismissing the case with prejudice in favor of Apotex, Sandoz and Akorn on all of Allergan’s claims alleging infringement of the ‘953 patent. In the Sandoz and Akorn matters, the court also declared and adjudged the ‘953 patent invalid as obvious, and collaterally estopped Allergan from asserting the ‘953 patent against Sandoz or Akorn or contesting the invalidity of the ‘953 patent. In late September, the court entered a final judgment that declared and adjudged claims 8, 23 and 26 of the ‘953 patent invalid as obvious and collaterally estopped Allergan from asserting claims 8, 23 and 26 of the ‘953 patent against Apotex and Akorn or contesting the invalidity of claims 8, 23 and 26 of the ‘953 patent. On September 30, 2015, Allergan filed a Notice of Appeal to the Court of Appeals for the Federal Circuit. On October 19, 2015, the U.S. Court of Appeals for the Federal Circuit docketed the appeal filed by Allergan. In March 2016, Allergan filed its opening brief. While the Company intends to vigorously defend the patents at issue in this litigation, Allergan can offer no assurance as to whether the lawsuit will be successful and that a generic version will not be launched.

Minastrin® 24 Fe. On June 6, 2014, Warner Chilcott sued Lupin Atlantis Holdings SA, Lupin Ltd. and Lupin Pharmaceuticals, Inc. (collectively, “Lupin”) in the United States District Court for the District of Maryland, alleging that sales of Lupin’s norethindrone and ethinyl estradiol chewable tablets, a generic version of Warner Chilcott’s Minastrin ® 24 Fe, would infringe U.S. Patent 6,667,050 (the “‘050 patent”). The Complaint seeks an injunction. Pursuant to the provisions of the Hatch-Waxman Act, the FDA is precluded from granting final approval to the generic applicants until the earlier of thirty months after the generic applicant provided Warner Chilcott with notice of its abbreviated new drug application filing or the generic applicant prevails in the pending litigation. Warner Chilcott further notes that FDA will not approve any ANDA product before May 8, 2016 due to Minastrin ® 24 Fe’s new dosage form exclusivity, which expires on that date. The litigation against Lupin is pending. Warner Chilcott notes that on April 29, 2014, several of the claims of the ‘050 patent were declared invalid in the Generess litigation discussed above. Warner Chilcott has appealed the Generess decision and the appeal is currently pending. Lupin and the Company have entered into a settlement agreement and have moved the District Court in the Generess matter for an indicative ruling that it would vacate the decision in Generess if the pending appeal in that case is remanded. On April 8, 2015, the District Court granted the parties’ motion and the Generess appeal has been terminated. The parties request that the District Court in Generess vacate its prior opinion was granted on May 18, 2015. This case was dismissed on May 18, 2015. By letter dated April 15, 2015, the Company received a Paragraph IV notice letter from Amneal Pharmaceuticals LLC (“Amneal”). A complaint against Amneal was filed on May 28, 2015 in the United States District Court for the District of New Jersey. The Company settled its litigation with Amneal and the case was dismissed on January 2016. The Company is also involved in ANDA litigation with Mylan Pharmaceuticals, Inc. ,(“Mylan”)  and Jai Pharma Limited, (“Jai”)  regarding their Paragraph IV challenge to the ‘050 patent. The Company settled its litigation with Mylan and Jai and the case was dismissed on April 27, 2016.

Namenda XR®. Between January and October 2014, Forest Laboratories, Inc., Forest Laboratories Holdings, Ltd. (collectively, “Forest”) and Merz Pharma and Adamas Pharmaceuticals, Forest’s licensors for Namenda XR® (all collectively, “Plaintiffs”), brought actions for infringement of some or all of U.S. Patent Nos.

5,061,703 (the “‘703 patent”), 8,039,009 (the “’009 patent”), 8,168,209 (the “‘209 patent”), 8,173,708 (the “‘708 patent”), 8,283,379 (the “‘379 patent”), 8,329,752 (the “‘752 patent”), 8,362,085 (the “‘085 patent”), and 8,598,233 (the “‘233 patent”) in the U.S. District Court for the District of Delaware against Wockhardt, Teva, Sun, Apotex, Anchen, Zydus, Watson, Par, Mylan, Amneal, Ranbaxy, and Amerigen, and related subsidiaries and affiliates thereof. These companies have notified Plaintiffs that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Namenda XR® before these certain patents expire. Including a 6-month pediatric extension of regulatory exclusivity, the ‘703 patent expires in October 2015, the ‘009 patent expires in September 2029, and the ‘209, ‘708, ‘379, ‘752, ‘085, and ‘233 patents expire in May 2026. These lawsuits triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than June 2016 (unless there is a final court decision adverse to Plaintiffs sooner). On June 11, 2014, Mylan filed a motion to dismiss for lack of personal jurisdiction, which the district court denied on March 30, 2015. On December 18, 2014, Ranbaxy filed an IPR before the Patent Trial and Appeal Board, U.S. Patent and Trademark Office, with respect to the ‘085 patent. Adamas filed a preliminary response on April 14, 2015. On May 1, 2015, Forest entered into a settlement agreement with Ranbaxy. On May 15, 2015, the Patent Trial and Appeal Board granted Adamas and Ranbaxy’s joint motion to terminate the case. On October 17, 2014, Forest and Actavis Laboratories FL, Inc. (f/k/a Watson Laboratories, Inc. — Florida) filed a stipulation dismissing their respective claims without prejudice. On November 3, 2014, Plaintiffs entered into a settlement agreement with Wockhardt. Under the terms of the settlement agreement, and subject to review of the settlement terms by the U.S. Federal Trade Commission, Plaintiffs will provide a license to Wockhardt that will permit it to launch its generic version of Namenda XR® as of the date that is the later of (a) two (2) calendar months prior to the expiration date of the last to expire of the ‘703 patent, the ‘209 patent, the ‘708 patent, the ‘379 patent, the ‘752 patent, the ‘085 patent, and the ‘233 patent, including any extensions and/or pediatric exclusivities; or (b) the date that Wockhardt obtains final FDA approval of its ANDA, or earlier in certain circumstances. On January 13, 2015, Plaintiffs entered into settlement agreements with Anchen and Par. Under the terms of the settlement agreements, and subject to review of the settlement terms by the U.S. Federal Trade Commission, Plaintiffs will provide licenses to Anchen and Par that will permit them to launch their generic versions of Namenda XR® as of the date that is the later of (a) two (2) calendar months prior to the expiration date of the last to expire of the ‘209 patent, the ‘708 patent, the ‘379 patent, the ‘752 patent, the ‘085 patent, and the ‘233 patent, as well as the ‘009 patent for Par only, including any extensions and/or pediatric exclusivities; or (b) the dates that Anchen and Par obtain final FDA approval of their respective ANDAs, or earlier in certain circumstances. On May 11, 2015, Forest entered into a settlement agreement with Sun. On August 18, 2015, Forest entered into a settlement agreement with Zydus. On September 9, 2015, Forest entered into a settlement agreement with Amneal. Under the terms of the settlement agreement, and subject to review of the settlement terms by the U.S. Federal Trade Commission, Plaintiffs will provide a license to Amneal that will permit it to launch its generic version of Namenda XR® beginning January 31, 2020, following receipt by Amneal of final approval from the FDA on its ANDA for generic Namenda XR®; or (b) under certain circumstances, Amneal has an option to launch an authorized generic version of Namenda XR® beginning on January 31, 2021. The Company entered into a settlement agreement with Amerigen on October 20, 2015. The Company entered into a settlement agreement with Mylan on November 16, 2015. The Company entered into a settlement agreement with Lupin on December 22, 2015. On January 5, 2016, the district court issued a claim construction ruling that included findings of indefiniteness as to certain claim terms in the asserted patents. On February 11, 2016, the Company settled with Apotex. Trial began on February 16, 2016 with the remaining defendant Teva with respect to the ‘009 patent. Post-trial briefing concluded on April 29, 2016.  The Parties have reached agreement on settlement with Teva subject to Court approval.  On October 9, 2015, the Company also brought an action for infringement of the ‘009, ‘209, ‘708, ‘379, ‘752, ‘085, and ‘233 patents in the U.S. District Court for the District of Delaware against Accord Healthcare, Inc. and Intas Pharmaceuticals Limited (collectively, “Accord”).  The Accord defendants have notified Plaintiffs that they have filed an ANDA with the FDA seeking to obtain approval to market generic versions of Namenda XR® before these patents expire. On January 14, 2016, Forest entered into a settlement agreement with Accord. On December 18, 2015, the Company also brought an action for infringement of the ‘209, ‘708, ‘379, ‘752, ‘085, and ‘233 patents in the U.S. District Court for the District of Delaware against Panacea Biotec, Ltd. (“Panacea”). Panacea has notified Plaintiffs that it has filed an ANDA with the FDA seeking to obtain approval to market generic versions of Namenda XR® before these patents expire. This lawsuit triggered an automatic stay of approval of Panacea’s ANDA that expires no earlier than May 2018 (unless a court issues a decision adverse to Plaintiffs sooner). The Company believes it has meritorious claims to prevent the generic applicants from launching a generic version of Namenda XR®. However, there can be no assurance a generic version will not be launched.

Namzaric™. On August 27, 2015, Forest Laboratories, LLC, Forest Laboratories Holdings, Ltd. (collectively, “Forest”) and Adamas Pharmaceuticals, Inc. (all collectively, “Plaintiffs”), brought an action for infringement of some or all of U.S. Patent Nos. 8,039,009 (the “’009 patent”), 8,058,291 (the “‘291 patent”), 8,168,209 (the “‘209 patent”), 8,173,708 (the “‘708 patent”), 8,283,379 (the “‘379 patent”), 8,293,794 (the “‘794 patent”), 8,329,752 (the “‘752 patent”), 8,338,485 (the “‘485 patent”), 8,338,486 (the “‘486 patent”), 8,362,085 (the “‘085 patent”), 8,580,858 (the “‘858 patent”) and 8,598,233 (the “‘233 patent”) in the U.S. District Court for the District of Delaware against Amneal Pharmaceuticals LLC and Par Pharmaceutical, Inc., and related subsidiaries and affiliates thereof. These companies have notified Plaintiffs that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Namzaric™ before these certain patents expire. Including a 6-month pediatric extension of regulatory exclusivity, the ‘009 patent expires in September 2029, and the ‘209, ‘708, ‘379, ‘752, ‘085, and ‘233 patents expire in May 2026. The ‘291 patent expires in December 2029, and the ‘794, ‘485, ‘486, and ‘858 patents expire in November 2025. These lawsuits triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than January 2018 (unless there is a final court decision adverse to Plaintiffs sooner). On October 23, 2015, the Company also brought an action for infringement of the ‘009, ‘291, ‘209, ‘708, ‘379, ‘794, ‘752, ‘485, ‘486, ‘085, ‘858 and ‘233 patents in the U.S. District Court for the District of Delaware against Amerigen Pharmaceuticals, Inc. and Amerigen Pharmaceuticals Ltd. (collectively, “Amerigen”). The Amerigen defendants have notified Plaintiffs that they have filed an ANDA with the FDA seeking to obtain approval to market generic versions of Namzaric™ before these certain patents expire. On January 5, 2016, the district court in the Namenda XR® patent litigations issued a claim construction ruling that included findings of indefiniteness as to certain claim terms in certain of the patents also asserted in the pending Namzaric™ patent litigations. The Company entered into a settlement agreement with Par on April 29, 2016. Under the terms of the settlement agreement, and subject to review of the settlement terms by the U.S. Federal Trade Commission, Plaintiffs will provide a license to Par that will permit it to launch its generic version of Namzaric® as of June 5, 2029, or earlier in certain circumstances. Trial is scheduled for October 2017. While the Company intends to vigorously defend the patents at issue in this litigation, Forest can offer no assurance as to whether the lawsuit will be successful and that a generic version will not be launched.

Rapaflo®. On June 17, 2013, Actavis, Inc., Watson Laboratories, Inc., (collectively, “Actavis”) and Kissei Pharmaceutical Co., Ltd. (“Kissei”) sued Hetero USA Inc., Hetero Labs Limited, and Hetero Labs Limited, Unit 3 (collectively, “Hetero”) in the United States District Court for the District of Delaware, alleging that sales of silodosin tablets, a generic version of Actavis’ Rapaflo ® tablets, would infringe U.S. Patent No. 5,387,603 (the “‘603 patent”). On June 17, 2013 Actavis and Kissei sued Sandoz Inc. (“Sandoz”) in the United States District Court for the District of Delaware, alleging that sales of Sandoz’s generic version of Rapaflo ® would infringe the ‘603 patent. The complaint seeks injunctive relief. On December 22, 2014 the Parties completed a settlement agreement with Hetero. Actavis and Kissei’s lawsuit against Sandoz have been consolidated and remain pending. Pursuant to the provisions of the Hatch-Waxman Act, the FDA is precluded from granting final approval to the generic applicants prior to April 8, 2016. The Company believes it has meritorious claims to prevent the generic applicants from launching a generic version of Rapaflo®. However, if a generic applicant prevails in the pending litigation or launches a generic version of Rapaflo® before the pending litigation is finally resolved, it could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Restasis®. Between August and September 2015, Allergan brought actions for infringement of U.S. Patent Nos. 8,629,111 (the “‘111 patent”), 8,633,162 (the “‘162 patent”), 8,642,556 (the “‘556 patent”), 8,648,048 (the “‘048 patent”), and 8,685,930 (the “‘930 patent”) in the U.S. District Court for the Eastern District of Texas against Akorn, Inc, Apotex, Inc., Mylan Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Inc., InnoPharma, Inc., and Pfizer, Inc., and related subsidiaries and affiliates thereof. On September 14, 2015, Allergan brought an action for infringement of these patents in the U.S. District Court for the District of Delaware against InnoPharma, Inc. and Pfizer, Inc. These companies have notified Allergan that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Restasis® before these patents expire in August 2024. In the Texas actions the District Court granted joint motions to dismiss without prejudice Teva Pharmaceutical Industries Ltd. and Pfizer, Inc., on October 12 and October 22, 2015, respectively. Teva Pharmaceuticals USA, Inc. (“Teva”) and InnoPharma, Inc. (“InnoPharma”) remain defendants in the respective actions. In October 2015, Mylan Pharmaceuticals, Inc. and Mylan, Inc. (“Mylan”) filed a motion to dismiss for lack of personal jurisdiction and improper venue, and for failure to state a claim as to Mylan, Inc.; Teva filed a motion to dismiss for lack of personal jurisdiction and improper venue; Apotex, Inc. and Apotex Corp. (“Apotex”) filed an answer, affirmative defenses and counterclaim; Akorn, Inc. (“Akorn”) filed an answer and counterclaim; and Teva filed an answer, counterclaim and motion to dismiss. Allergan entered into a settlement agreement with Apotex on December 15, 2015. In December 2015, Allergan and Apotex filed a joint stipulation of dismissal and the U.S. District Court granted the Order with respect to the Apotex defendants. In January 2016, the Court scheduled a bench trial for August 29, 2017. While the Company intends to vigorously defend the patents at issue in this litigation, Allergan can offer no assurance as to whether the lawsuit will be successful and that a generic version will not be launched.

In February 2016, Allergan filed an amended complaint to include U.S. Patent Number 9,248,191 (the “’191 patent”). In February and March 2016, Allergan received Paragraph IV letters from Apotex, Mylan and Teva notifying Allergan that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Restasis® before the patents expire in August 2024, contending that the ‘191 patent is invalid and not infringed by their respective proposed generic products.

On March 1, 2016, Allergan received a Paragraph IV letter from Famy Care Limited (“Famy Care”) notifying Allergan that they have filed an ANDA with the FDA seeking to obtain approval to market generic versions of Restasis® before the patents expire in August 2024, contending that the ‘111 patent, the ʼ162 patent, the ‘556 patent, the ‘048 patent, the ‘930 patent, and the ‘191 patent are invalid and not infringed by their respective proposed generic products. In March 2016, the Court entered an order requesting supplemental briefs on the effect of the Federal Circuit’s Acorda decision (No. 2014-1456) on Teva’s and Mylan’s pending motions to dismiss. In their supplemental briefs, Teva acknowledged that, under the Acorda decision, it is subject to specific personal jurisdiction in the Eastern District of Texas and that venue is proper, and Mylan requested that the District Court refrain from taking action on its pending motion until after Mylan has sought panel and en banc rehearing in the Acorda action. In April 2016, the Court issued a memorandum and opinion denying Mylan’s and Teva’s motions to dismiss. On April 12, 2016, Allergan filed a complaint for infringement of the ʼ111 patent, ʼ162 patent, ʼ556 patent, ʼ048 patent, ʼ930 patent, and the ʼ191 patent in the U.S. District Court for the Eastern District of Texas against Famy Care.

Saphris®. Between September 2014 and May 2015, Forest Laboratories, LLC, and Forest Laboratories Holdings, Ltd. (collectively, “Forest”) brought actions for infringement of some or all of U.S. Patent Nos. 5,763,476 (the “‘476 patent”), 7,741,358 (the “‘358 patent”) and 8,022,228 (the “‘228 patent”) in the U.S. District Court for the District of Delaware against Sigmapharm Laboratories, LLC, Hikma Pharmaceuticals, LLC, Breckenridge Pharmaceutical, Inc., Alembic Pharmaceuticals, Ltd. and Amneal Pharmaceuticals, LLC, and related subsidiaries and affiliates thereof. Including a 6-month pediatric extension of regulatory exclusivity, the ‘476 patent expires in December 2020, and the ‘358 and ‘228 patents expire in October 2026. These lawsuits triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than February 13, 2017 (unless a court issues a decision adverse to Forest sooner). On February 3, 2015, the District Court consolidated the then-pending actions for all purposes. On September 30, 2015, the District Court consolidated all pending actions. On March 28, 2016, the Court entered Forest and Hikma’s proposed joint stipulation and order of adverse judgment and dismissal of claims related to the ‘358 and ‘228 patents. In April 2016, the Court granted the proposed consent judgment of non-infringement and order of dismissal of counterclaims related to the ‘358 and ‘228 patents, as well as a stipulation and order with respect to infringement of Claims 1, 2, and 6 of the ʼ476 patent, between Plaintiffs and Breckenridge. The Court also granted the proposed stipulation of entry and proposed order of adverse judgment and dismissal of counterclaims related to the ʼ358 and ʼ228 patents between Plaintiffs and Sigmapharm. Trial is scheduled to begin in August 2016 with respect to the ‘476 patent, the only remaining patent-in-suit. The Company believes it has meritorious claims to prevent the generic applicants from launching a generic version of Saphris®. However, there can be no assurance a generic version will not be launched.

Savella®. Between September 2013 and February 2014, Forest Laboratories, Inc., Forest Laboratories Holdings, Ltd. (collectively, “Forest”) and Royalty Pharma Collection Trust (“Royalty”), Forest’s licensor for Savella®, brought actions for infringement of U.S. Patent Nos. 6,602,911 (the “‘911 patent”), 7,888,342 (the “‘342 patent”), and 7,994,220 (the “‘220 patent”) in the U.S. District Court for the District of Delaware against Amneal, Apotex, First Time US Generics, Glenmark, Hetero, Lupin, Mylan, Par, Ranbaxy, and Sandoz, and related subsidiaries and affiliates thereof. These companies have notified Forest and Royalty that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Savella before these patents expire. (The ‘342 patent expires in November 2021, the ‘911 patent expires in January 2023, and the ‘220 patent expires in September 2029.) These lawsuits triggered an automatic stay of approval of the applicable ANDAs until July 14, 2016 (unless a court issues a decision adverse to Forest and Royalty Pharma sooner). On March 7, 2014, Forest and Royalty voluntarily dismissed, without prejudice, all claims against Sandoz. On March 20, 2014, the district court consolidated all of the remaining pending actions for all purposes and issued a scheduling order setting a trial date in January 2016. On May 12, 2014, Forest and Royalty entered into a settlement agreement with First Time US Generics. Under the terms of the settlement agreement, and subject to review of the settlement terms by the U.S. Federal Trade Commission, Forest will provide a license to First Time that will permit it to launch its generic version of Savella® as of the date that is the later of (a) six (6) calendar months prior to the expiration date of the last to expire of the ‘911 patent, the ‘342 patent, and the ‘220 patent, including any extensions and/or pediatric exclusivities; or (b) the date that First Time obtains final FDA approval of its ANDA, or earlier in certain circumstances. On December 15, 2014, Forest and Royalty entered into a settlement agreement with Ranbaxy. On April 8, 2015, Defendants filed a motion to dismiss for lack of standing. On or about April 29, 2015, Forest entered into a settlement agreement with Par that will permit Par to launch its generic version of Savella® as of the date that is the later of (a) six (6) calendar months prior to the expiration date of the last to expire of the ‘911 patent, the ‘342 patent, and the ‘220 patent, including any extensions and/or pediatric exclusivities; or (b) the date that Par obtains final FDA approval of its ANDA, or earlier in certain circumstances. On December 11, 2015, Forest and Royalty entered into settlement agreements with Hetero and Glenmark. On January 8, 2016, Forest and Royalty entered into a settlement agreement with Amneal. On January 19, 2016, Forest and Royalty entered into a settlement agreement with Apotex. The defendants under these agreements may enter the market as of March 19, 2026. A bench trial concluded on January 26, 2016. Post-trial briefing concluded on April 26, 2016. The Company believes it has meritorious claims to prevent the remaining generic applicants from launching a generic version of Savella®. However, there can be no assurance a generic version will not be launched.

Teflaro®. In January 2015, Forest Laboratories, LLC, Forest Laboratories Holdings, Ltd., and Cerexa, Inc. (collectively, “Forest”) and Takeda Pharmaceutical Company Limited (“Takeda”), Forest’s licensor for Teflaro®, brought an action for infringement of some or all of U.S. Patent Nos. 6,417,175 (the “‘175 patent”), 6,906,055 (the “‘055 patent”), 7,419,973 (the “‘973 patent”) and 8,247,400 (the “‘400 patent”) in the U.S. District Court for the District of Delaware against Apotex and Sandoz, and related subsidiaries and affiliates thereof. These companies have notified Forest and Takeda that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Teflaro® before some or all of the ‘175, ‘055, ‘973 and ‘400 patents expire. (The ‘175 patent expires in April 2022, the ‘055 and ‘973 patents expire in December 2021, and the ‘400 patent expires in February 2031.) These lawsuits triggered an automatic stay of approval of the applicable ANDAs until April 29, 2018 (unless a court issues a decision adverse to Forest and Takeda sooner). On June 24, 2015, the District Court issued a scheduling order setting a trial date in June 2017. In April 2016, Forest filed a complaint for infringement of the ʼ175 patent in the U.S. District Court for the District of Delaware against Apotex. Apotex had notified Forest and Takeda that they have filed an ANDA with the FDA seeking to obtain approval to market generic versions of Teflaro® before the ʼ175 patent expires in April 2022. This lawsuit triggered an automatic stay of approval of the applicable ANDA with respect to the ’175 patent until September 8, 2018 (unless a court issues a decision adverse to Forest and Takeda sooner). While the company intends to vigorously defend the patents at issue in this litigation, Forest can offer no assurance as to whether the lawsuit will be successful and that a generic version will not be launched.

Viibryd®. In March 2015, Forest Laboratories, LLC, Forest Laboratories Holdings, Ltd., (collectively, “Forest”) and Merck KGaA and Merck Patent Gesellschaft Mit Beschränkter Haftung (collectively, “Merck”), Forest’s licensor for Viibryd, brought actions for infringement of U.S. Patent Nos. 7,834,020 (the “‘020 patent”), 8,193,195 (the “‘195 patent”), 8,236,804 (the “‘804 patent”) and 8,673,921 (the “‘921 patent”) in the U.S. District Court for the District of Delaware against Accord Healthcare Inc. (“Accord”), Alembic Pharmaceuticals, Ltd. (“Alembic”), Apotex, Inc. (“Apotex”), InvaGen Pharmaceuticals, Inc. (“InvaGen”), and Teva Pharmaceuticals USA, Inc. (“Teva”), and related subsidiaries and affiliates thereof. These companies have notified Forest and/or Merck that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Viibryd before the ‘020, ‘195, ‘804 and ‘921 patents expire in June 2022. These lawsuits triggered an automatic stay of approval of the applicable ANDAs until July 21, 2018 (unless a court issues a decision adverse to Forest and Merck sooner). On August 24, 2015, the District Court consolidated the actions for all purposes and issued a scheduling order setting a trial date in January 2018. On November 23, 2015, Forest and Merck brought an action for infringement of the ‘020, ‘195, ‘804 and ‘921 patents in the U.S. District Court for the District of Delaware against InvaGen, which matter was consolidated with the earlier-filed action against InvaGen. While the Company intends to vigorously defend the patents at issue in this litigation, Forest can offer no assurance as to whether the lawsuit will be successful and that a generic version will not be launched.

Patent Defense Matters

Bayer Patent Litigation. In August 2012, Bayer Pharma AG (together with its affiliates, “Bayer”) filed a complaint against Warner Chilcott in the U.S. District Court for the District of Delaware alleging that Warner Chilcott’s manufacture, use, offer for sale, and/or sale of its Lo Loestrin ® Fe oral contraceptive product infringes Bayer’s U.S. Patent No. 5,980,940. In the complaint, Bayer seeks injunctive relief and unspecified monetary damages for the alleged infringement. In December 2012, Bayer amended the complaint to add a patent interference claim seeking to invalidate the Company’s ‘984 Patent, which covers the Lo Loestrin ® Fe product. On December 15, 2014, Warner Chilcott filed a Summary Judgment motion seeking dismissal of the case. On April 21, 2015, the District Court granted Warner Chilcott’s motion and held the ‘940 patent invalid for indefiniteness. On June 5, 2015, Bayer filed a notice of appeal. Briefing is complete. The U.S. Court of Appeals for the Federal Circuit heard oral argument on April 5, 2016. On April 12, 2016, the U.S. Court of Appeals for the Federal Circuit issued an opinion and judgment affirming the District Court’s decision, in favor of Warner Chilcott.

Oxymorphone Extended-Release Tablets (Generic version of Opana® ER). On December 11, 2012, Endo Pharmaceuticals Inc. (“Endo”) sued Actavis, Inc. and Actavis South Atlantic LLC (“Actavis South Atlantic”) in the United States District Court for the Southern District of New York, alleging that sales of the Company’s 7.5 mg and 15 mg oxymorphone extended-release tablets, generic versions of Endo’s Opana ® ER, infringe U.S. Patent Nos. 7,851,482; 8,309,122; and 8,329,216. Thereafter, FDA approved Actavis’ 5 mg, 10 mg, 20 mg, 30 mg, and 40 mg oxymorphone extended-release tablets and Endo filed a motion for a preliminary injunction seeking to prevent Actavis from selling the new strengths. On September 12, 2013, the district court denied Endo’s motion for a preliminary injunction and Actavis immediately launched the new strengths. On March 31, 2014, the Federal Circuit reversed the district court’s denial of Endo’s motion for a preliminary injunction and remanded the matter to the district court for further consideration. On January 13, 2015, Endo dismissed its claims against Actavis concerning the ‘482 patent. Trial with respect to the ‘122 and ‘216 patents began on March 23, 2015 and concluded on April 24, 2015.On August 14, 2015, the court found the ‘122 and ‘216 patents valid and infringed and ordered Actavis to cease selling its generic product within 60 days. Actavis filed a motion to amend the judgment to remove the injunction on continuing sales or in the alternative stay the injunction pending appeal. On October 8, 2015, the court tolled the 60 day period for Actavis to cease selling its generic product while the court considers the motion to amend the judgment. On April 29, 2016, the district court denied Actavis’ motion to amend the judgment to remove the injunction on continuing sales or in the alternative for a stay pending appeal, and Actavis discontinued selling its generic products.  On May 3, 2016, Actavis filed in the Federal Circuit an emergency motion to stay the injunction pending appeal.  That motion is currently pending.  On November 7, 2014, Endo and Mallinckrodt LLC sued Actavis and certain of its affiliates in the United States District Court for the District of Delaware, alleging that sales of the Company’s generic versions of Opana ® ER, 5mg, 7.5 mg, 10 mg, 15 mg, 20 mg, 30 mg and 40 mg, infringe U.S. Patent Nos. 7,808,737 (which the USPTO recently issued to Endo) and 8,871,779 (which Endo licensed from Mallinckrodt). The case is currently pending, and trial is scheduled to begin on February 21, 2017. On September 23, 2015, the Magistrate Judge recommended granting Actavis’ motion to dismiss the ‘737 patent for invalidity/unpatentable subject matter. On November 17, 2015 the District Court Judge upheld the Magistrate’s recommendation regarding invalidity of the ‘737 patent and dismissed that patent from the case. The Company believes it has substantial meritorious defenses to the case. However, Actavis has sold its generic versions of Opana ® ER during the pendency of the above actions. Therefore, an adverse final determination that one of the patents in suit is valid and infringed could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Teva Namenda XR Patent Litigation. In December 2013, Forest Laboratories, Inc. (“Forest”) was named as a defendant in an action brought by Teva Pharmaceuticals USA, Inc. and Mayne Pharma International Pty Ltd. in the U.S. District Court for the District of Delaware. The complaint alleges that Forest infringes U.S. Patent No. 6,194,000 by making, using, selling, offering to sell, and importing Namenda XR. The district court has scheduled a trial to begin in July 2016. On October 29, 2015, Plaintiffs filed a First Amended Complaint, adding Forest Pharmaceuticals, Inc. as a named defendant. Defendants responded on November 18, 2015. On December 7, 2015, Plaintiffs filed a motion to dismiss Defendants’ counterclaims for invalidity and motion to strike certain of Defendants’ affirmative defenses concerning invalidity. Plaintiffs’ motion remains pending. The relief requested in the Amended Complaint includes damages, but not preliminary or permanent injunctive relief. On March 16, 2016, the Court entered an order denying the Company’s request to file a motion for summary judgment. The Company intends to continue to vigorously defend against this action. At this time, the Company does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

Product Liability Litigation

Actonel® Litigation. Warner Chilcott is a defendant in approximately 193 cases and a potential defendant with respect to approximately 392  unfiled claims involving a total of approximately 593 plaintiffs and potential plaintiffs relating to Warner Chilcott’s bisphosphonate prescription drug Actonel ® . The claimants allege, among other things, that Actonel ® caused them to suffer osteonecrosis of the jaw (“ONJ”), a rare but serious condition that involves severe loss or destruction of the jawbone, and/or atypical fractures of the femur (“AFF”). All of the cases have been filed in either federal or state courts in the United States. Warner Chilcott is in the initial stages of discovery in these litigations. In addition, Warner Chilcott is aware of four purported product liability class actions that were brought against Warner Chilcott in provincial courts in Canada alleging, among other things, that Actonel ® caused the plaintiffs and the proposed class members who ingested Actonel ® to suffer atypical fractures or other side effects. It is expected that these plaintiffs will seek class certification. Plaintiffs have typically asked for unspecified monetary and injunctive relief, as well as attorneys’ fees. Warner Chilcott is indemnified by Sanofi for certain Actonel claims pursuant to a collaboration agreement relating to the two parties’ co-promotion of the product in the United States and other countries. In addition, Warner Chilcott is also partially indemnified by the Procter  & Gamble Company (“P&G”) for ONJ claims that were pending at the time Warner Chilcott acquired P&G’s global pharmaceutical business in October 2009. In May and September 2013, Warner Chilcott entered into two settlement agreements that resolved a majority of the then-existing ONJ-related claims which are subject to the acceptance by the individual respective claimants.

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

Alendronate Litigation. Beginning in 2010, approximately 129  product liability suits on behalf of approximately 170  plaintiffs have been filed against the Company and certain of its affiliates, including Cobalt Laboratories, as well as other manufacturers and distributors of alendronate for personal injuries including AFF and ONJ allegedly arising out of the use of alendronate. The actions are pending in various state and federal courts. Several of the cases were consolidated in an MDL proceeding in federal court in New Jersey. In 2012, the MDL court granted the Company’s motion to dismiss all of the cases then pending against the Company in the New Jersey MDL. The Third Circuit affirmed the dismissal. Any new cases against the Company filed in the MDL are subject to dismissal unless plaintiffs can establish that their claims should be exempted from the 2012 dismissal order. Other cases were consolidated in an MDL in federal court in New York, where the Company filed a similar motion to dismiss. The Court granted, in part, the motion to dismiss which has resulted in the dismissal of several other cases. The Company has also been served with six cases that are part of a consolidated litigation in the California state court. In 2012, the California court partially granted a motion filed on behalf of all generic defendants seeking dismissal. Appeals in the California cases have been exhausted and the Company has not yet been able to determine how that will affect the cases filed against it. The remaining active cases are part of a mass tort coordinated proceeding in New Jersey state court. In the New Jersey proceeding, the Court granted, in part, a motion to dismiss. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if our indemnification arrangements or insurance do not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Benicar® Litigation. The Company is named in approximately 1,410 actions involving allegations that Benicar®, a treatment for hypertension that Forest co-promoted with Daiichi Sankyo between 2002 and 2008, caused certain gastrointestinal injuries. Under Forest’s Co-Promotion Agreement, Daiichi Sankyo is defending us in these lawsuits.

Celexa®/Lexapro® Litigation. Approximately 185 actions are pending against Forest and its affiliates involving allegations that Celexa® or Lexapro ® caused various birth defects. Several of the cases involve multiple minor-plaintiffs. The majority of these actions have been consolidated in state court in Missouri where one case is set for trial in September 2016. Five actions remain in New Jersey state court, none of which are set for trial. There are birth defect cases pending in other jurisdictions, including a case pending in the United States District Court for the Southern District of Mississippi that is set for trial in August 2017.

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

Metoclopramide Litigation. Beginning in 2009, a number of product liability suits were filed against certain Company affiliates, including legacy Actavis and Watson companies, as well as other manufacturers and distributors of metoclopramide, for personal injuries allegedly arising out of the use of metoclopramide. Approximately 1,500 cases remain pending against Actavis, Watson and/or its affiliates in state and federal courts, representing claims by multiple plaintiffs. Discovery in these cases has not progressed beyond the preliminary stages as the Company has taken steps to dismiss the suits based on preemption including through initiating or defending appeals on such motions.

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

Propoxyphene Litigation. Beginning in 2011, a number of product liability suits were filed against Watson and certain of its affiliates, as well as other manufacturers and distributors of propoxyphene, for personal injuries including adverse cardiovascular events or deaths allegedly arising out of the use of propoxyphene. Cases are pending against Watson and/or its affiliates in various state and federal courts, representing claims by approximately 1,400 plaintiffs. A number of the cases were consolidated in an MDL in federal district court in Kentucky. On June 22, 2012, the MDL court granted the generic defendants’ joint motion to dismiss the remaining MDL cases. On June 27, 2014, the Sixth Circuit affirmed the district court’s dismissal. Plaintiffs did not file a petition for a writ of certiorari with the United States Supreme Court. In addition, approximately 35 cases were filed in California state court. These cases were removed to federal district courts and, after disputes over whether the cases should be remanded to state court, the Ninth

Circuit Court of Appeals determined that the removals to federal court were proper. Many of the cases in California federal courts were transferred to the U.S. District Court for the Eastern District of Kentucky and consolidated for all pretrial proceedings in front of Judge Reeves, who presided over the MDL proceedings. The Court has issued a Show Cause Order requiring plaintiffs to show cause on or before April 18, 2016 why their claims against the Generic Defendants (including Watson) should not be dismissed pursuant to the Court’s prior order in the MDL dismissing all of the claims against the Generic Defendants with prejudice. The vast majority of these cases have been dismissed against the Generic Defendants, some voluntarily dismissed with prejudice and some dismissed on procedural grounds without prejudice.  Three of the seven cases that remained in California district court have now been transferred to the Eastern District of Kentucky, and the others are likely to follow and to become subject to the Court’s Show Cause Order.  Once the remaining procedural matters are resolved, the defendants will file demurrers and motions to dismiss the remaining suits pursuant to the Court’s Show Cause Order.. In addition, approximately eight lawsuits have been filed in Oklahoma which plaintiffs are seeking to have remanded from federal to state court. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Testosterone Litigation. Beginning in 2014, a number of product liability suits were filed against the Company and certain of its affiliates, as well as other manufacturers and distributors of testosterone products, for personal injuries including but not limited to cardiovascular events allegedly arising out of the use of Androderm ® testosterone cypionate, AndroGel and/or testosterone enanthate. Actavis, Inc. and/or one or more of its subsidiaries have been served in approximately 454  currently pending actions, three of which are pending in state courts and the remainder of which are pending in federal court. The federal court actions have been consolidated in an MDL in federal court in Illinois. The defendants have responded to the plaintiffs’ master complaint in the MDL. Plaintiffs have agreed to dismiss all claims relating to any of Actavis’ generic TRT products from the cases. These cases are in the initial stages and discovery is in the early stages. The Company anticipates that additional suits will be filed. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Government Investigations, Government Litigation and Qui Tam Litigation

Warner Chilcott. Beginning in February 2012, Warner Chilcott, along with several of its current and former employees in its sales organization and certain third parties, received subpoenas from the United States Attorney for the District of Massachusetts. The subpoena received by Warner Chilcott seeks information and documentation relating to a wide range of matters, including sales and marketing activities, payments to people who are in a position to recommend drugs, medical education, consultancies, prior authorization processes, clinical trials, off-label use and employee training (including with respect to laws and regulations concerning off-label information and physician remuneration), in each case relating to all of Warner Chilcott’s current key products. The Company has recorded a contingent liability for the quarter ended March 31, 2015 under ASC 450, Contingencies, based on its analysis of this matter, however, there can be no assurance that the Company’s estimate will not differ materially from the recorded contingent liability. The Company is also aware of three qui tam complaints filed by former Warner Chilcott sales representatives and unsealed in February and March 2013 and March 2014. Two unsealed federal qui tam complaints were filed in the federal court in Massachusetts and allege that Warner Chilcott violated Federal and state false claims acts through the promotion of all of Warner Chilcott’s current key products by, among other things, making improper claims concerning the products, providing kickbacks to physicians and engaging in improper conduct concerning prior authorizations. Since then, one of the two complaints was voluntarily dismissed. The remaining complaint seeks, among other things, treble damages, civil penalties of up to eleven thousand dollars for each alleged false claim and attorneys’ fees and costs. Other similar complaints may exist under seal. The United States of America elected not to intervene in the unsealed actions. On October 29, 2015, Warner Chilcott subsidiary, Warner Chilcott Sales (US) LLC, reached an agreement with the federal government, the 50 states and the District of Columbia that resolves both the government’s investigation and the pending federal qui tam case. As part of the settlement, on April 22, 2016, Warner Chilcott Sales (US) LLC pled guilty to a charge of health care fraud in violation of 18 U.S.C. § 1347. The third complaint was filed in California state court and contains similar allegations as the other qui tam complaints and asserts additional causes of action under California state law. The State of California declined to intervene in this action. Warner Chilcott filed a motion to dismiss this complaint and has reached an agreement to settle the California action.

Forest. Forest received a subpoena dated August 5, 2013 from the U.S. Department of Health and Human Services, Office of Inspector General. The subpoena requests documents relating to the marketing and promotion of Bystolic ® , Savella ® , and Namenda ® , including with respect to speaker programs for these products. In February 2014, the U.S. District Court for the Eastern District of Wisconsin unsealed a qui tam complaint. The complaint asserts claims under the False Claims Act and contains allegations regarding off-label promotion of Bystolic ® and Savella ® and “kickbacks” provided to physicians to induce prescriptions of Bystolic ® , Savella ®

, and Viibryd ®. Forest moved to dismiss the complaint. On January 6, 2015, the court granted Forest’s motion to dismiss the complaint. On February 5, 2016, the relator filed a second amended complaint. The U.S. Attorney’s Office declined to intervene in this action but has reserved the right to do so at a later date. On February 23 and 24, 2016, the parties participated in a non-binding mediation. As a result of the mediation, a framework now exists for the parties to reach an agreement to settle this matter. However, the framework is subject to a number of conditions, including additional approvals within the government and Forest. The settlement, if approved, would include the dismissal of the action pending in federal court in Wisconsin. The Company continues to cooperate with this investigation and to discuss these issues with the government.

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

The Company intends to vigorously defend itself in the litigations. However, this case is in the early stage of litigation, it is impossible to predict with certain the outcome of this case, and the Company can offer no assurance as to when the lawsuit will be decided, whether the Company will be successful in its defense and whether any additional similar suits will be filed. If this claim is successful, such claim could adversely affect the Company and could have a material adverse effect on the Company’s business, financial condition, results of operation and cash flows.

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

On November 25, 2014, prior to the completion of its merger with Actavis plc (“Actavis”), Allergan, Inc. received a request for documents and information from the United States Securities and Exchange Commission (“SEC”) related to Actavis or Salix Pharmaceuticals, Inc. (“Salix”).  On June 30, 2015, Allergan, Inc. received a subpoena from the SEC requesting documents related to Actavis or Salix.  On June 30, 2015, Actavis received a subpoena from the SEC requesting documents related to Allergan.  In January 2016, the SEC began meeting with current and former employees of Allergan and Actavis and indicated that its review focused on the content of Allergan, Inc.’s disclosures during the pendency of the tender offer by Valeant Pharmaceuticals International for Allergan, Inc.’s common stock. The company is cooperating fully with the SEC in responding to the subpoena.

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

On December 28, 2015, a putative class action complaint was filed in state court in Pennsylvania on behalf of a putative class of private payers. The complaint alleges that manufacturers of generic drugs including Actavis Group, Forest Laboratories, Inc. and Watson Pharmaceuticals, Inc., caused plaintiffs to overpay for prescription drug products through the use of inflated AWPs. The complaint alleges violations of the Pennsylvania Unfair Trade Practices and Consumer Protection Law, negligent misrepresentation/fraud, unjust enrichment, civil conspiracy and aiding and abetting. Defendants removed this action to the federal court in Pennsylvania under the Class Action Fairness Act. An additional complaint then was filed in state court in Pennsylvania on behalf an individual indirect purchaser containing similar allegations to the class complaint.

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

Hydrocortisone Investigation.  On March 8, 2016, the Company and certain of its affiliates received notice from the UK Competition and Markets Authority (“CMA”)  that it has launched a formal investigation under Section 25 of the Competition Act of 1998 (“CA98”) into suspected abuse of dominance by a Company subsidiary in relation to the supply of 10mg and 20mg hydrocortisone tablets.  The CMA is investigating whether the conduct infringes the Chapter II prohibition of the CA98 and/or Article 102 of the Treaty on the Functioning of the European Union.  The Company is fully cooperating with the investigation. This government investigation could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Paroxetine Investigation. On April 19, 2013, the UK Office of Fair Trading (which closed in April, 2014 in connection with a government restructuring and transferred responsibility for this matter to the U.K. CMA) issued a Statement of Objections against GlaxoSmithKline (“GSK”) and various generic drug companies, including Actavis UK Limited, formerly known as Alpharma Limited, now a subsidiary of the Company, alleging that GSK’s settlements with such generic drug companies improperly delayed generic entry of paroxetine, in violation of the United Kingdom’s competition laws. The Company has responded to the Statement of Objections, however, on February 12, 2016 the UK CMA imposed a fine on the Company. The Company believes it has substantial meritorious defenses to the allegations. However, an adverse determination in the matter could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Warner Chilcott Limited has revised its consolidating financial statements as previously presented in Footnote 20 of the March 31, 2015 Quarterly Report on Form 10-Q and its December 31, 2015 balance sheet in Footnote 26 of the Annual Report due to a change in the Company’s legal entity structure and other reclassifications that occurred during the three months ended March 31, 2016.  As a result, prior period information has been recast to conform to the current period presentation.  As part of the pending Teva Transaction, the Company anticipates further legal entity structure changes, which will impact the presentation of this footnote.

The following financial information presents the consolidating balance sheets as of March 31, 2016 and December 31, 2015, the related statement of operations for the three months ended March 31, 2016 and 2015 and the statement of cash flows for the three months ended March 31, 2016 and 2015.

Warner Chilcott Limited

Consolidating Balance Sheets

As of March 31, 2016

(Unaudited; in millions)

Current assets:	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash and cash equivalents	$0.1	$29.8	$-	$1.2	$2,216.6	$-	$2,247.7
Marketable securities	-	-	-	-	13.0	-	13.0
Accounts receivable, net	-	-	-	-	2,652.8	-	2,652.8
Receivable from Parents	-	-	-	-	382.6	-	382.6
Inventories, net	-	-	-	-	1,022.2	-	1,022.2
Intercompany receivables	-	96,209.7	25,444.3	660.9	103,148.4	(225,463.3)	-
Prepaid expenses and other current assets	-	5.0	-	5.0	621.9	-	631.9
Current assets held for sale	-	-	-	-	3,508.4	-	3,508.4
Total current assets	0.1	96,244.5	25,444.3	667.1	113,565.9	(225,463.3)	10,458.6
Property, plant and equipment, net	-	-	-	3.3	1,599.1	-	1,602.4
Investments and other assets	-	-	-	12.6	392.9	-	405.5
Investment in subsidiaries	76,296.1	79,982.2	-	4,752.3	-	(161,030.6)	-
Non current assets held for sale	-	-	-	39.4	10,597.4	-	10,636.8
Deferred tax assets	-	-	-	-	77.6	-	77.6
Product rights and other intangibles	-	-	-	-	66,535.8	-	66,535.8
Goodwill	-	-	-	-	46,724.0	-	46,724.0
Total assets	$76,296.2	$176,226.7	$25,444.3	$5,474.7	$239,492.7	$(386,493.9)	$136,440.7

Current liabilities:
Accounts payable and accrued expenses	-	3.4	74.6	122.7	4,458.8	-	4,659.5
Intercompany payables	-	92,469.5	873.1	9,780.7	122,340.0	(225,463.3)	-
Payable to Parents	-	-	-	-	1,561.1	-	1,561.1
Income taxes payable	-	-	-	0.6	67.9	-	68.5
Current portion of long-term debt and capital leases	-	1,420.6	1,475.5	-	1,119.6	-	4,015.7
Current liabilities held for sale	-	-	-	1.2	1,409.0	-	1,410.2
Total current liabilities	-	93,893.5	2,423.2	9,905.2	130,956.4	(225,463.3)	11,715.0
Long-term debt and capital leases	-	6,693.8	23,020.6	4,251.1	4,586.3	-	38,551.8
Other long-term liabilities	-	-	-	1.9	1,022.1	-	1,024.0
Non current liabilities held for sale		-	-	-	512.4		512.4
Other taxes payable	-	-	-	20.1	757.3	-	777.4
Deferred tax liabilities	-	-	-	-	7,563.9	-	7,563.9
Total liabilities	-	100,587.3	25,443.8	14,178.3	145,398.4	(225,463.3)	60,144.5
Total equity	76,296.2	75,639.4	0.5	(8,703.6)	94,094.3	(161,030.6)	76,296.2
Total liabilities and equity	$76,296.2	$176,226.7	$25,444.3	$5,474.7	$239,492.7	$(386,493.9)	$136,440.7

Warner Chilcott Limited

Consolidating Balance Sheets

As of December 31, 2015

($ in millions)

Current assets:	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash and cash equivalents	$-	$13.5	$-	$2.0	$1,020.7	$-	$1,036.2
Marketable securities	-	-	-	-	9.3	-	9.3
Accounts receivable, net	-	-	-	-	2,401.6	-	2,401.6
Receivable from Parents	-	-	-	-	457.3	-	457.3
Inventories	-	-	-	-	1,009.7	-	1,009.7
Intercompany receivables	-	94,999.2	25,225.6	302.4	101,864.8	(222,392.0)	-
Prepaid expenses and other current assets	-	5.0		6.1	508.6	-	519.7
Current assets held for sale	-	-	-	-	3,540.3	-	3,540.3
Total current assets	-	95,017.7	25,225.6	310.5	110,812.3	(222,392.0)	8,974.1
Property, plant and equipment, net	-	-	-	34.3	1,539.6	-	1,573.9
Investments and other assets	-	-	-	33.6	384.3	-	417.9
Investment in subsidiaries	75,571.6	79,597.3	-	5,417.2	-	(160,586.1)	-
Non current assets held for sale	-	-	-	45.8	10,495.5	-	10,541.3
Deferred tax assets	-	-	-	-	49.5	-	49.5
Product rights and other intangibles	-	-	-	-	67,931.7	-	67,931.7
Goodwill	-	-	-	-	46,551.5	-	46,551.5
Total assets	$75,571.6	$174,615.0	$25,225.6	$5,841.4	$237,764.4	$(382,978.1)	$136,039.9
Current liabilities:
Accounts payable and accrued expenses	-	3.9	210.5	171.5	3,909.5	-	4,295.4
Intercompany payables	-	92,093.5	526.3	9,245.0	120,527.2	(222,392.0)	-
Payable to Parents	-	-	-	-	1,466.8	-	1,466.8
Income taxes payable	-	-	-	44.1	10.1	-	54.2
Current portion of long-term debt and capital leases	-	749.1	475.5	-	1,171.9	-	2,396.5
Current liabilities held for sale	-	-	-	23.3	1,468.5	-	1,491.8
Total current liabilities	-	92,846.5	1,212.3	9,483.9	128,554.0	(222,392.0)	9,704.7
Long-term debt and capital leases	-	6,995.0	24,013.0	4,269.4	4,856.5	-	40,133.9
Other long-term liabilities	-	-	-	-	1,262.0	-	1,262.0
Non current liabilities for sale					580.1		580.1
Other taxes payable	-	-	-	72.1	729.8	-	801.9
Deferred tax liabilities	-	-	-	-	7,985.7	-	7,985.7
Total liabilities	-	99,841.5	25,225.3	13,825.4	143,968.1	(222,392.0)	60,468.3
Total equity	75,571.6	74,773.5	0.3	(7,984.0)	93,796.3	(160,586.1)	75,571.6
Total liabilities and equity	$75,571.6	$174,615.0	$25,225.6	$5,841.4	$237,764.4	$(382,978.1)	$136,039.9

Warner Chilcott Limited

Consolidating Statements of Operations

For the Three Months Ended March 31, 2016

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$3,795.9	$-	$3,795.9

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	811.8	-	811.8
Research and development	-	-	-	-	403.1	-	403.1
Selling and marketing	-	-	-	-	795.8	-	795.8
General and administrative	-	0.5	-	8.3	318.6	-	327.4
Amortization	-	-	-	-	1,592.1	-	1,592.1
In-process research and development impairments	-	-	-	-	6.0	-	6.0
Asset sales and impairments, net	-	-	-	-	(1.7)	-	(1.7)
Total operating expenses	-	0.5	-	8.3	3,925.7	-	3,934.5
Operating income / (loss)	-	(0.5)	-	(8.3)	(129.8)	-	(138.6)

Non-operating income (expense):
Interest income / (expense), net	-	481.5	0.2	(39.1)	(772.3)	-	(329.7)
Other income (expense), net	-	-	-	-	0.5	-	0.5
Total other income (expense), net	-	481.5	0.2	(39.1)	(771.8)	-	(329.2)
Income / (loss) before income taxes and noncontrolling interest	-	481.0	0.2	(47.4)	(901.6)	-	(467.8)
Provision for income taxes	-	-	-	7.3	(409.3)	-	(402.0)
(Earnings) / losses of equity interest subsidiaries	(270.9)	202.0	-	(327.6)	-	396.5	-
Net (loss) from continuing operations, net of tax	$270.9	$279.0	$0.2	$272.9	$(492.3)	$(396.5)	$(65.8)
Income / (loss) from discontinued operations	—	—	—	-	337.4	—	337.4
Net (loss)	$270.9	$279.0	$0.2	$272.9	$(154.9)	$(396.5)	$271.6
(Income) / loss attributable to noncontrolling interest	-	-	-	-	(0.7)	-	(0.7)
Net income / (loss) attributable to ordinary shareholders	$270.9	$279.0	$0.2	$272.9	$(155.6)	$(396.5)	$270.9
Other comprehensive income / (loss)	522.5	586.9	-	-	522.5	(1,109.4)	522.5
Comprehensive income / (loss)	$793.4	$865.9	$0.2	$272.9	$366.9	$(1,505.9)	$793.4

Warner Chilcott Limited

Consolidating Statements of Operations

For the Three Months Ended March 31, 2015

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$2,562.6	$-	$2,562.6

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	1,020.1	-	1,020.1
Research and development	-	-	-	-	317.7	-	317.7
Selling and marketing	-	-	-	-	569.6	-	569.6
General and administrative	-	212.2	16.0	9.8	298.9	-	536.9
Amortization	-	-	-	-	787.8	-	787.8
Asset sales and impairments, net	-	-	-	-	4.6	-	4.6
Total operating expenses	-	212.2	16.0	9.8	2,998.7	-	3,236.7
Operating income / (loss)	-	(212.2)	(16.0)	(9.8)	(436.1)	-	(674.1)

Non-operating income (expense):
Interest income / (expense), net	-	52.4	(17.1)	(43.8)	(161.6)	-	(170.1)
Other income (expense), net	-	(263.5)	31.0	0.1	34.5	-	(197.9)
Total other income (expense), net	-	(211.1)	13.9	(43.7)	(127.1)	-	(368.0)
Income / (loss) before income taxes and noncontrolling interest	-	(423.3)	(2.1)	(53.5)	(563.2)	-	(1,042.1)
Provision for income taxes	-	-	-	(22.5)	(236.5)	-	(259.0)
(Earnings) / losses of equity interest subsidiaries	508.4	(9.7)	-	(244.0)	-	(254.7)	-
Net (loss) from continuing operations, net of tax	$(508.4)	$(413.6)	$(2.1)	$213.0	$(326.7)	$254.7	$(783.1)
Income / (loss) from discontinued operations	-	-	-		274.4	-	274.4
Net (loss)	$(508.4)	$(413.6)	$(2.1)	$213.0	$(52.3)	$254.7	$(508.7)
(Income) / loss attributable to noncontrolling interest	-	-	-	-	0.3	-	0.3
Net income / (loss) attributable to ordinary shareholders	$(508.4)	$(413.6)	$(2.1)	$213.0	$(52.0)	$254.7	$(508.4)
Other Comprehensive income / (loss)	(317.9)	(230.9)	-	-	(317.9)	548.8	(317.9)
Comprehensive income / (loss)	$(826.3)	$(644.5)	$(2.1)	$213.0	$(369.9)	$803.5	$(826.3)

Warner Chilcott Limited

Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2016

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net income / (loss)	$270.9	$279.0	$0.2	$272.9	$(154.9)	$(396.5)	$271.6
Reconciliation to net cash provided by operating activities:
(Earnings) / losses of equity interest subsidiaries	(270.9)	202.0	-	(327.6)	-	396.5	-
Depreciation	-	-	-	0.5	41.6	-	42.1
Amortization	-	-	-	-	1,592.1	-	1,592.1
Provision for inventory reserve	-	-	-	-	59.2	-	59.2
Share-based compensation	-	-	-	-	99.0	-	99.0
Deferred income tax benefit	-	-	-	-	(519.2)	-	(519.2)
In-process research and development impairments	-	-	-	-	6.0	-	6.0
Loss / (gain) on asset sales and impairments, net		-	-	-	(1.7)		(1.7)
Amortization of inventory step-up	-	-	-	-	42.4	-	42.4
Amortization of deferred financing costs	-	1.8	6.1	-	2.1	-	10.0
Contingent consideration adjustments, including accretion	-	-	-	-	33.6	-	33.6
Dividends from subsidiaries	69.6	-	-	-	-	(69.6)	-
Other, net	-	-	-	-	(9.1)	-	(9.1)
Changes in assets and liabilities (net of effects of acquisitions)	0.1	(834.5)	(6.3)	54.5	476.4	-	(309.8)
Net cash provided by operating activities	69.7	(351.7)	-	0.3	1,667.5	(69.6)	1,316.2
Cash Flows From Investing Activities:
Additions to property plant and equipment	-	-	-	(1.1)	(83.8)	-	(84.9)
Additions to product rights and other intangibles	-	-	-	-	-	-	-
Additions to investments	-	-	-	-	-	-	-
Proceeds from sale of investments and other assets		-	-	-	19.0	-	19.0
Proceeds from sales of property, plant and equipment	-	-	-	-	12.1	-	12.1
Acquisitions of business, net of cash acquired	-	-	-	-	-	-	-
Net cash (used in) investing activities	-	-	-	(1.1)	(52.7)	-	(53.8)
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness	-	-	-	-	-	-	-
Proceeds from borrowings on credit facility	-	900.0	-	-	-	-	900.0
Debt issuance and other financing costs	-	-	-	-	-	-	-
Payments on debt, including capital lease obligations	-	(532.0)	-	-	(322.2)	-	(854.2)
Payments of contingent consideration	-	-	-	-	(32.3)	-	(32.3)
Dividends to Parent	(69.6)	-	-	-	(69.6)	69.6	(69.6)
Contribution from Parent	-	-	-	-	-	-	-
Net cash provided by / (used in) financing activities	(69.6)	368.0	-	-	(424.1)	69.6	(56.1)
Effect of currency exchange rate changes on cash and cash equivalents	-	-	-	-	5.2	-	5.2
Movement in cash held for sale	-	-	-	-	-	-	-
Net increase / (decrease) in cash and cash equivalents	0.1	16.3	-	(0.8)	1,195.9	-	1,211.5
Cash and cash equivalents at beginning of period	-	13.5	-	2.0	1,020.7	-	1,036.2
Cash and cash equivalents at end of period	$0.1	$29.8	$-	$1.2	$2,216.6	$-	$2,247.7

Warner Chilcott Limited

Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2015

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net income / (loss)	$(508.4)	$(413.6)	$(2.1)	$213.0	$(52.3)	$254.7	$(508.7)
Reconciliation to net cash provided by operating activities:
(Earnings) / losses of equity interest subsidiaries	508.4	(9.7)	-	(244.0)	-	(254.7)	-
Depreciation	-	-	-	0.1	57.1	-	57.2
Amortization	-	-	-	-	925.4	-	925.4
Provision for inventory reserve	-	-	-	-	30.3	-	30.3
Share-based compensation	-	-	-	12.0	213.5	-	225.5
Deferred income tax benefit	-	-	-	-	(304.3)	-	(304.3)
In-process research and development impairments	-	-	-	-	3.7	-	3.7
Loss / (gain) on asset sales and impairments, net	-	-	-	-	54.1	-	54.1
Amortization of inventory step-up	-	-	-	-	212.9	-	212.9
Amortization of deferred financing costs	-	264.2	2.5	1.0	0.6	-	268.3
Contingent consideration adjustments, including accretion	-	-	-	-	28.8	-	28.8
Other, net	-	-	-	-	(6.5)	-	(6.5)
Changes in assets and liabilities (net of effects of acquisitions)	(0.1)	(5,654.9)	(20,812.3)	30.2	25,977.1	-	(460.0)
Net cash provided by operating activities	(0.1)	(5,814.0)	(20,811.9)	12.3	27,140.4	-	526.7
Cash Flows From Investing Activities:
Additions to property plant and equipment	-	-	-	(11.5)	(125.1)	-	(136.6)
Additions to product rights and other intangibles	-	-	-	-	(8.5)	-	(8.5)
Additions to investments	(9,000.8)	(9,000.8)	-	-	(15.0)	18,001.6	(15.0)
Proceeds from sale of investments and other assets	-	-	-	-	790.5	-	790.5
Proceeds from sales of property, plant and equipment	-	-	-	-	74.9	-	74.9
Acquisitions of business, net of cash acquired	-	-	-	-	(34,646.2)	-	(34,646.2)
Net cash (used in) investing activities	(9,000.8)	(9,000.8)	-	(11.5)	(33,929.4)	18,001.6	(33,940.9)
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness	-	5,500.0	20,955.6	-	-	-	26,455.6
Proceeds from borrowings on credit facility	-	2,810.0		-	-	-	2,810.0
Debt issuance and other financing costs	-	(167.1)	(143.7)	-	-	-	(310.8)
Payments on debt, including capital lease obligations	-	(2,334.1)	-	-	(325.9)	-	(2,660.0)
Payments of contingent consideration	-	-	-	-	(24.6)	-	(24.6)
Contribution from Parent	9,000.8	9,000.8	-	-	9,000.8	(18,001.6)	9,000.8
Net cash provided by / (used in) financing activities	9,000.8	14,809.6	20,811.9	-	8,650.3	(18,001.6)	35,271.0
Effect of currency exchange rate changes on cash and cash equivalents	-	-	-	-	(4.8)	-	(4.8)
Movement in cash held for sale	-	-	-	-	-	-	-
Net increase / (decrease) in cash and cash equivalents	(0.1)	(5.2)	-	0.8	1,856.5	-	1,852.0
Cash and cash equivalents at beginning of period	0.1	5.5	-	1.5	237.2	-	244.3
Cash and cash equivalents at end of period	$-	$0.3	$-	$2.3	$2,093.7	$-	$2,096.3

NOTE 22 – Subsequent Events

On November 23, 2015, the Company announced that it entered into a definitive merger agreement (the “Pfizer Agreement”) under which Pfizer Inc. (“Pfizer”), a global innovative biopharmaceutical company, and Allergan plc would merge in a stock and cash transaction.  On April 6, 2016, the Company announced that its merger agreement with Pfizer was terminated by mutual agreement. In connection with the termination of the merger agreement, Pfizer has agreed to pay the Company $150.0 million for reimbursement of expenses associated with the transaction which will be reported as other income in the three months ending June 30, 2016.

On April 6, 2016, the Company announced that they entered an agreement with Heptares Therapeutics (“Heptares”) under which the Company will license exclusive global rights to a broad portfolio of novel subtype-selective muscarinic receptor agonists in development for the treatment of major neurological disorders, including Alzheimer's disease. Under the terms of the agreement, Heptares will receive an upfront payment of $125.0 million and is eligible to receive contingent milestone payments of up to approximately $665.0 million associated with the successful Phase 1, 2 and 3 clinical development studies and the launch of the first three licensed compounds for multiple indications and up to approximately $2.575 billion associated with achieving certain annual sales thresholds during the several years following launch. In addition, Heptares is eligible to receive royalties on net sales of all products resulting from the partnership.

On April 21, 2016, the Company acquired Topokine Therapeutics (“Topokine”), a privately held, clinical-stage biotechnology company focused on developing topical medicines for fat reduction. Under the terms of the agreement, the Company acquired Topokine for an upfront payment of $85.0 million and success-based development and sales milestones of up to $260.0 million for XAF5, a first-in-class topical agent in late-stage development for the treatment of steatoblepharon, also known as undereye bags.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and the results of operations should be read in conjunction with the “Consolidated Financial Statements” and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “Annual Report”). This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under “Risk Factors” in our Annual Report, and elsewhere in this Quarterly Report.

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

Overview

Allergan plc is focused on developing, manufacturing and commercializing innovative branded pharmaceuticals (“brand”, “branded” or “specialty brand”), high-quality generic and over-the-counter (“OTC”) medicines and biologic products for patients around the world.

Allergan markets a portfolio of best-in-class products that provide valuable treatments for the central nervous system, eye care, medical aesthetics, gastroenterology, women's health, urology, cardiovascular and anti-infective therapeutic categories, and operates the world's third-largest global generics business, providing patients around the globe with increased access to affordable, high-quality medicines. Allergan is an industry leader in research and development, with one of the broadest development pipelines in the pharmaceutical industry and a leading position in the submission of generic product applications globally.

With commercial operations in approximately 100 countries, Allergan is committed to working with physicians, healthcare providers and patients to deliver innovative and meaningful treatments that help people around the world live longer, healthier lives. As a result of the Allergan Acquisition (defined below) which closed on March 17, 2015, the Company expanded its franchises to include ophthalmology, neurosciences and medical aesthetics/dermatology/plastic surgery, which complements the Company’s existing central nervous system, gastroenterology, women’s health and urology franchises. The combined company benefits significantly from Allergan, Inc’s. (“Legacy Allergan”) global brand equity and consumer awareness of key products, including Botox® and Restasis®. The Allergan Acquisition also expanded our presence and market and product reach across many international markets, with strengthened commercial positions across Canada, Europe, Southeast Asia and other high-value growth markets, including China, India, the Middle East and Latin America.

The results of our discontinued operations include the results of our generic product development, manufacturing and distribution of off-patent pharmaceutical products, established international brands marketed similar to generic products and out-license generic pharmaceutical products primarily in Europe through our Medis third-party business.

On July 26, 2015 we entered into a master purchase agreement (the “Teva Agreement”), under which Teva Pharmaceutical Industries Ltd. (“Teva”) agreed to acquire our global generic pharmaceuticals business and certain other assets (the “Teva Transaction”).  Under the Teva Agreement, upon the closing of the Teva Transaction, we will receive $33.75 billion in cash and 100.3 million Teva ordinary shares (or American Depository Shares with respect thereto), which approximates $6.75 billion in Teva stock using the then-current stock price at the time the Teva Transaction was announced, in exchange for which Teva will acquire our global generics business, including the United States (“U.S.”) and international generic commercial units, our third-party supplier Medis, our global generic manufacturing operations, our global generic research and development (“R&D”) unit, our international OTC commercial unit (excluding OTC eye care products) and some established international brands. The transaction is subject to customary closing conditions and is expected to close in the second quarter of 2016.  As a result of the transaction, and in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) number 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, the Company is accounting for the assets and liabilities to be divested as held for sale.  Further, the financial results of the business held for sale have been reclassified to discontinued operations for all periods presented in our consolidated financial statements.

2016 Transactions

The following are the material transactions that were completed in the three months ended March 31, 2016.

Licenses and Asset Acquisitions

Anterios

On January 6, 2016, the Company acquired Anterios, Inc. (“Anterios”), a clinical stage biopharmaceutical company developing a next generation delivery system and botulinum toxin-based prescription products. Under the terms of the agreement, the Company acquired Anterios for an upfront net payment of approximately $90.0 million and potential development and commercialization milestone payments related to an investigational topical formulation of botulinum toxin type A in development for the potential treatment of hyperhidrosis, acne, and crow’s feet lines and the related NDS™, Anterios' proprietary platform delivery technology that enables local, targeted delivery of neurotoxins through the skin without the need for injections (“the Anterios Transaction”). Total future milestone payments could amount to $387.5 million. The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the transaction did not qualify as a business.  The total upfront net payment of approximately $90.0 million was expensed as a component of R&D expense and the future milestones will be recorded when the payment becomes probable.

2015 Transactions

The following are the material transactions that were completed in the year ended December 31, 2015.

Acquisitions

AqueSys

On October 16, 2015, the Company acquired AqueSys, Inc. (“AqueSys”), a private, clinical-stage medical device company focused on developing ocular implants that reduce intraocular pressure (“IOP”) associated with glaucoma, in an all-cash transaction, which is being accounted for as a business acquisition. Under the terms of the agreement, the Company acquired AqueSys for an acquisition accounting purchase price of $298.9 million, including $193.5 million for the estimated fair value of contingent consideration relating to the regulatory approval and commercialization milestone payments.  The Company acquired AqueSys for its lead development program, including XEN45, a soft shunt that is implanted in the sub conjunctival space in the eye through a minimally invasive procedure with a single use, pre-loaded proprietary injector (the “AqueSys Acquisition”).

Kythera

On October 1, 2015, the Company acquired Kythera Biopharmaceuticals (“Kythera”), for $75 per share, or an acquisition accounting purchase price of $2,089.5 million (the “Kythera Acquisition”), which is being accounted for as a business acquisition. Kythera was focused on the discovery, development and commercialization of novel prescription aesthetic products. Kythera’s lead product, Kybella® injection, is the first and only Food and Drug Administration (“FDA”) approved, non-surgical treatment for moderate to severe submental fullness, commonly referred to as double chin.

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

The contribution from the acquisition of Legacy Allergan for the three months ended March 31, 2016 and 2015 is as follows ($ in millions):

	Three Months Ended March 31, 2016
	US	US Medical	International
	Brands	Aesthetics	Brands	Corporate	Total

Net revenues	$841.3	$438.5	$625.7	$1.6	$1,907.1

Operating expenses:
Cost of sales(1)	39.1	29.7	88.6	28.5	185.9
Selling and marketing	142.2	97.8	166.5	22.6	429.1
General and administrative	24.9	13.0	25.6	118.0	181.5
Contribution	$635.1	$298.0	$345.0	$(167.5)	$1,110.6

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

	Three Months Ended March 31, 2015
	US	US Medical	International
	Brands	Aesthetics	Brands	Corporate	Total

Net revenues	$105.6	$68.2	$84.6	$-	$258.4

Operating expenses:
Cost of sales(1)	2.9	3.8	15.0	95.3	117.0
Selling and marketing	25.1	13.8	28.4	82.4	149.7
General and administrative	3.4	2.7	5.3	396.5	407.9
Contribution	$74.2	$47.9	$35.9	$(574.2)	$(416.2)

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

As a result of the acquisition, the Company incurred the following transaction and integration costs in the three months ended March 31, 2016 and 2015 ($ in millions):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Cost of sales
Stock-based compensation acquired for Legacy Allergan employees	$3.1	$6.9
Acquisition, integration and restructuring related charges	3.9	10.9
Research and development
Stock-based compensation acquired for Legacy Allergan employees	13.9	55.5
Acquisition, integration and restructuring related charges	2.8	59.9
Selling and marketing
Stock-based compensation acquired for Legacy Allergan employees	20.5	23.2
Acquisition, integration and restructuring related charges	5.0	50.0
General and administrative
Stock-based compensation acquired for Legacy Allergan employees	9.9	183.0
Acquisition-related expenditures	-	65.5
Acquisition, integration and restructuring related charges	39.8	103.7
Other (expense) income
Bridge loan facilities expense	-	(263.0)
Interest rate lock	-	31.0
Total transaction and integration costs	$98.9	$790.6

Licenses and Asset Acquisitions

Migraine License

On August 17, 2015, the Company entered into an agreement with Merck & Co. (“Merck”) under which the Company acquired the exclusive worldwide rights to Merck’s early development stage investigational small molecule oral calcitonin gene-related peptide receptor antagonists, which are being developed for the treatment and prevention of migraines (the “Merck Transaction”). The Merck Transaction is being accounted for as an asset acquisition. The Company acquired these rights for an upfront charge of $250.0 million.  The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing as well as certain other inputs and processes that the transaction did not qualify as a business.  The Company paid $125.0 million in the year ended December 31, 2015 and the remaining $125.0 million was paid in April 2016.  Additionally, Merck is owed contingent payments based on commercial and development milestones of up to $965.0 million as well as royalties.

Divestitures

Respiratory Business

As part of the Forest Acquisition (defined below), we acquired certain assets that comprised Legacy Forest’s branded respiratory business in the U.S. and Canada (the “Respiratory Business”). During the year ended December 31, 2014, we held for sale respiratory assets of $734.0 million, including allocated goodwill to this unit of $309.1 million. On March 2, 2015, the Company sold the Respiratory Business to AstraZeneca plc (“AstraZeneca”) for consideration of $600.0 million upon closing, additional funds to be received for the sale of certain of our inventory to AstraZeneca and low single-digit royalties above a certain revenue threshold. AstraZeneca also paid Allergan an additional $100.0 million and Allergan has agreed to a number of contractual consents and approvals, including certain amendments to the ongoing collaboration agreements between AstraZeneca and Allergan (the “Respiratory Sale”).  As a result of the final terms of the agreement, in the quarter ended March 31, 2015, the Company recognized an incremental charge in cost of sales (including the acquisition accounting fair value mark-up of inventory) relating to inventory that will not be sold to AstraZeneca of $35.3 million. The Company also recognized a gain on the sale of the business of $33.5 million, which is included within other (expense) income.

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

Contingent Consideration

At the time of the Durata Acquisition, additional consideration was conditionally due to the seller based upon the approval of DalvanceTM in Europe, the approval of a single dose indication and the product reaching certain sales milestones. The Company estimated the acquisition accounting fair value of the contingent consideration to be $49.0 million using a probability weighted approach that considered the possible outcomes based on assumptions related to the timing and probability of the product launch date, discount rates matched to the timing of the payment, and probability of success rates and discount adjustments on the related cash flows. On March 2, 2015, the Company announced that the European Commission had granted Allergan’s subsidiary Durata Therapeutics International B.V., marketing authorization for Xydalba™ (dalbavancin) for the treatment of acute bacterial skin and skin structure infections (ABSSSI) in adults. The approval triggered the first CVR payment in the quarter ended March 31, 2015 of $30.9 million. In January 2016, the Company received approval from the FDA for an expanded label that will include a single dose of Dalvance®, which triggered a second CVR payment of $30.9 million in the quarter ended March 31, 2016.  The difference between the probability weighted fair value and the final payments are recorded as a component of cost of sales.

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

As a result of the Forest Acquisition, the Company incurred the following transaction and integration costs in the three months ended March 31, 2016 and 2015 ($ in millions):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Cost of sales
Stock-based compensation acquired for Forest employees	$0.5	$1.2
Acquisition, integration and restructuring related charges	-	1.0
Research and development
Stock-based compensation acquired for Forest employees	4.1	16.0
Acquisition, integration and restructuring related charges	0.1	8.8
Selling and marketing
Stock-based compensation acquired for Forest employees	7.4	19.6
Acquisition, integration and restructuring related charges	-	16.8
General and administrative
Stock-based compensation acquired for Forest employees	8.1	21.1
Other integration charges	-	1.6
Acquisition, integration and restructuring related charges	1.2	11.4
Total transaction and integration costs	$21.4	$97.5

Operating results

Segments

In the third quarter of 2015, there was a strategic shift in the business as a result of the Teva Transaction.  The Company currently manages its continuing operations in the following segments: US Brands, US Medical Aesthetics, International Brands and Anda Distribution. Beginning in the second quarter of 2016, the Company will have four reporting segments.  The first segment, US Specialized Therapeutics includes the U.S. Eye Care, Medical Aesthetics, Medical Dermatology and Botox Therapeutic.  The second segment is the U.S. General Medicine unit, which includes Central Nervous System (“CNS”), Gastrointestinal, Women’s Health and Anti-Infective therapeutic areas.  The third segment is the Company’s International unit.  The fourth segment is the Company’s distribution business, Anda Distribution.  In addition, certain revenues and shared costs and the results of corporate initiatives are managed outside of the four segments. Prior period results have been recast to align to the current segment presentation.

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

The Company evaluates segment performance based on segment contribution. Segment contribution for segments represents net revenues less cost of sales (defined below), selling and marketing expenses, and select general and administrative expenses. The Company does not evaluate the following items at the segment level:

•

Revenues and operating expenses within cost of sales, selling and marketing expenses, and general and administrative expenses that result from the impact of corporate initiatives. Corporate initiatives primarily include integration, restructuring, acquisition and other shared costs.

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

In the quarter ended March 31, 2016, the Company changed its measure of segment cost of sales.  Cost of sales within segment contribution now includes standard production and packaging costs for the products we manufacture, third party acquisition costs for products manufactured by others, profit-sharing or royalty payments for products sold pursuant to licensing agreements and finished goods inventory reserve charges.  Cost of sales included within segment contribution does not include non-standard production costs, such as non-finished goods inventory obsolescence charges, manufacturing variances and excess capacity utilization charges, where applicable. Cost of sales does not include amortization or impairment costs for acquired product rights or other acquired intangibles.

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

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the three months ended March 31, 2016 and 2015 ($ in millions):

	Three Months Ended March 31, 2016
	US	US Medical	International	Anda
	Brands	Aesthetics	Brands	Distribution	Total

Net revenues	$2,302.7	$449.7	$673.3	$364.7	$3,790.4

Operating expenses:
Cost of sales(1)	259.4	30.9	99.2	302.9	692.4
Selling and marketing	431.9	110.0	187.3	28.8	758.0
General and administrative	68.1	13.3	27.6	10.2	119.2
Segment Contribution	$1,543.3	$295.5	$359.2	$22.8	$2,220.8
Contribution margin	67.0%	65.7%	53.3%	6.3%	58.6%
Corporate					375.1
Research and development					403.1
Amortization					1,592.1
In-process research and development impairments					6.0
Asset sales and impairments, net					(1.7)
Operating (loss)					$(153.8)
Operating margin					(4.1)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.

	Three Months Ended March 31, 2015
	US	US Medical	International	Anda
	Brands	Aesthetics	Brands	Distribution	Total

Net revenues	$1,809.2	$79.8	$118.7	$554.3	$2,562.0

Operating expenses:
Cost of sales(1)	218.2	4.5	23.7	473.5	719.9
Selling and marketing	372.3	13.8	42.3	37.6	466.0
General and administrative	58.5	2.7	7.4	10.8	79.4
Segment Contribution	$1,160.2	$58.8	$45.3	$32.4	$1,296.7
Contribution margin	64.1%	73.7%	38.2%	5.8%	50.6%
Corporate					864.3
Research and development					317.7
Amortization					787.8
In-process research and development impairments					-
Asset sales and impairments, net					4.6
Operating (loss)					$(677.7)
Operating margin					(26.5)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.

The following is a reconciliation of net revenues for the operating segments to the Company’s net revenues for the three months ended March 31, 2016 and 2015 ($ in millions):

	Three Months Ended March 31,		Change
	2016	2015	Dollars	%
Segment net revenues	$3,790.4	$2,562.0	$1,228.4	47.9%
Corporate revenues	5.5	0.6	4.9	816.7%
Net revenues	$3,795.9	$2,562.6	$1,233.3	48.1%

No other country represents ten percent or more of net revenues outside of the United States. The US Brands, US Medical Aesthetics, and Anda Distribution segments are comprised solely of sales within the United States.

The following table represents global net revenues for the top products for the three months ended March 31, 2016 and 2015 ($ in millions):

	Three Months Ended March 31,
	Global				U.S.				International
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Botox®	$637.5	$84.0	$553.5	n.m.	$455.5	$60.7	$394.8	n.m.	$182.0	$23.3	$158.7	n.m.
Restasis®	313.7	29.9	283.8	n.m.	298.7	28.7	270.0	n.m.	15.0	1.2	13.8	n.m.
Fillers	214.7	24.6	190.1	n.m.	114.1	12.8	101.3	n.m.	100.6	11.8	88.8	n.m.
Namenda XR®	173.1	150.6	22.5	14.9%	173.1	150.6	22.5	14.9%	-	-	-	n.a.
Lumigan®/Ganfort®	169.6	21.2	148.4	n.m.	81.5	8.1	73.4	n.m.	88.1	13.1	75.0	n.m.
Bystolic®	164.0	164.1	(0.1)	(0.1)%	163.6	163.7	(0.1)	(0.1)%	0.4	0.4	-	0.0%
Linzess®/Constella®	140.9	96.2	44.7	46.5%	137.1	95.5	41.6	43.6%	3.8	0.7	3.1	n.m.
Alphagan®/Combigan®	126.7	16.0	110.7	n.m.	84.9	10.1	74.8	n.m.	41.8	5.9	35.9	n.m.
Asacol®/Delzicol®	121.2	149.2	(28.0)	(18.8)%	105.9	132.0	(26.1)	(19.8)%	15.3	17.2	(1.9)	(11.0)%
Lo Loestrin®	89.3	83.3	6.0	7.2%	89.3	82.7	6.6	8.0%	-	0.6	(0.6)	(100.0)%
Viibryd®/Fetzima®	83.3	79.6	3.7	4.6%	83.3	79.6	3.7	4.6%	-	-	-	n.a.
Estrace® Cream	80.7	71.9	8.8	12.2%	80.7	71.9	8.8	12.2%	-	-	-	n.a.
Minastrin® 24	80.4	65.4	15.0	22.9%	79.6	64.8	14.8	22.8%	0.8	0.6	0.2	33.3%
Silicone Implants	67.4	9.4	58.0	n.m.	33.9	2.4	31.5	n.m.	33.5	7.0	26.5	n.m.
Carafate®/Sulcrate®	61.5	53.6	7.9	14.7%	61.0	53.6	7.4	13.8%	0.5	-	0.5	n.a.
Ozurdex®	60.5	7.0	53.5	n.m.	19.4	2.7	16.7	n.m.	41.1	4.3	36.8	n.m.
Aczone®	33.0	6.0	27.0	n.m.	33.0	6.0	27.0	n.m.	-	-	-	n.a.
Namenda® IR	5.8	245.4	(239.6)	(97.6)%	5.8	245.4	(239.6)	(97.6)%	-	-	-	n.a.
Other Products Revenues	807.9	650.9	157.0	24.1%	657.5	618.3	39.2	6.3%	150.4	32.6	117.8	n.m.
Total Products Revenues	3,431.2	2,008.3	1,422.9	70.9%	2,757.9	1,889.6	868.3	46.0%	673.3	118.7	554.6	467.2%
ANDA Revenues	364.7	554.3	(189.6)	(34.2)%	364.7	554.3	(189.6)	(34.2)%	-	-	-	n.a.
Total Net Revenues	$3,795.9	$2,562.6	$1,233.3	48.1%	$3,122.6	$2,443.9	$678.7	27.8%	$673.3	$118.7	$554.6	467.2%

US Brands Segment

The following table presents net contribution for the US Brands segment for the three months ended March 31, 2016 and 2015 ($ in millions):

	Three Months Ended March 31,		Change
	2016	2015	Dollars	%
Central Nervous System (CNS)	$554.3	$548.4	$5.9	1.1%
Eyecare	533.0	94.7	438.3	n.m.
Gastroenterology (GI)	403.6	366.6	37.0	10.1%
Women's Health	263.7	229.3	34.4	15.0%
Urology	74.1	37.3	36.8	98.7%
Infectious Disease	51.5	41.9	9.6	22.9%
Other(1)	422.5	491.0	(68.5)	(14.0)%
Net revenues	$2,302.7	$1,809.2	$493.5	27.3%
Operating expenses:
Cost of sales(2)	259.4	218.2	41.2	18.9%
Selling and marketing	431.9	372.3	59.6	16.0%
General and administrative	68.1	58.5	9.6	16.4%
Segment contribution	$1,543.3	$1,160.2	$383.1	33.0%
Segment margin	67.0%	64.1%		2.9%

(1)

The Company previously reported its cardiovascular franchise separately. The cardiovascular franchise is now being reported in Other. Sales of cardiovascular products were $163.6 million and $163.7 million in the three months ended March 31, 2016 and 2015, respectively.

(2)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.

Net Revenues

The increase in segment revenues is primarily due to the contribution from the Allergan Acquisition, which contributed a full quarter in 2016 as opposed to two weeks in 2015, growth in top products such as Namenda XR®, Linzess®, Estrace Cream, Minastrin® 24 and Lo Loestrin®, offset, in part, by a decline in Namenda IR® revenues of $239.6 million due to generic competition and a decline in Asacol®/Delzicol® revenues of $26.1 million as a result of volume declines.

Cost of Sales

The increase in cost of sales was primarily due to the contribution from the Allergan Acquisition, which contributed a full quarter in 2016 as opposed to two weeks in 2015.

Selling and Marketing Expenses

The increase in selling and marketing expenses relate to the contribution from the Allergan Acquisition, offset, in part, by cost savings due to corporate initiatives.

General and Administrative Expenses

The increase in general and administrative costs is primarily due to the Allergan Acquisition, offset in part, by the impact of corporate restructuring programs.

US Medical Aesthetics Segment

The following table presents net contribution for the US Medical Aesthetics segment for the three months ended March 31, 2016 and 2015 ($ in millions):

	Three Months Ended March 31,		Change
	2016	2015	Dollars	%
Facial Aesthetics	$279.4	$35.2	$244.2	n.m.
Medical Dermatology and Other	122.2	30.5	91.7	n.m.
Plastic Surgery	48.1	14.1	34.0	n.m.
Net revenues	$449.7	$79.8	$369.9	n.m.
Operating expenses:
Cost of sales(1)	30.9	4.5	26.4	n.m.
Selling and marketing	110.0	13.8	96.2	n.m.
General and administrative	13.3	2.7	10.6	n.m.
Segment contribution	$295.5	$58.8	$236.7	n.m.
Segment margin	65.7%	73.7%		(8.0)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.

The increase in segment revenues and operating expenses is primarily due to the contribution from the Allergan Acquisition, which contributed a full quarter in 2016 as opposed to two weeks of activity in 2015 and the Kythera Acquisition, which contributed a full quarter in 2016 as opposed to no activity in 2015.

International Brands Segment

The following table presents net contribution for the International Brands segment for the three months ended March 31, 2016 and 2015 ($ in millions):

	Three Months Ended March 31,		Change
	2016	2015	Dollars	%
Eyecare	$291.5	$40.5	$251.0	n.m.
Facial Aesthetics	205.5	24.8	180.7	n.m.
Other Therapeutics	139.5	45.6	93.9	n.m.
Plastic Surgery	36.8	7.8	29.0	n.m.
Net revenues	$673.3	$118.7	$554.6	n.m.
Operating expenses:
Cost of sales(1)	99.2	23.7	75.5	n.m.
Selling and marketing	187.3	42.3	145.0	n.m.
General and administrative	27.6	7.4	20.2	n.m.
Segment contribution	$359.2	$45.3	$313.9	n.m.
Segment margin	53.3%	38.2%		15.1%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.

The increase in segment revenues and operating expenses is primarily due to the contribution from the Allergan Acquisition, which contributed a full quarter in 2016 as opposed to two weeks in 2015.

Anda Distribution Segment

The following table presents net contribution for the Anda Distribution segment for the three months ended March 31, 2016 and 2015 ($ in millions):

	Three Months Ended March 31,		Change
	2016	2015	Dollars	%

Net revenues	$364.7	$554.3	$(189.6)	(34.2)%
Operating expenses:
Cost of sales(1)	302.9	473.5	(170.6)	(36.0)%
Selling and marketing	28.8	37.6	(8.8)	(23.4)%
General and administrative	10.2	10.8	(0.6)	(5.6)%
Segment contribution	$22.8	$32.4	$(9.6)	(29.6)%
Segment margin	6.3%	5.8%		0.5%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.

Net Revenues

The decrease in net revenues was primarily due to the loss of Target Corporation (“Target”) business due to CVS Health (“CVS”) acquiring Target’s in store pharmacies. The loss had the impact of lowering revenues by $145.4 million. Excluding the impact of Target, the Anda Distribution net revenue variance was primarily driven by generic price deflation. Anda Distribution segment results include the Company’s manufactured products sold through Anda that were previously included in our former Global Generics Segment.

Cost of Sales

Cost of sales includes a reduction of $134.0 million primarily due to the loss of Target business due to its agreement with CVS.  Excluding the impact of Target, the Anda Distribution variance decrease in cost of sales  was due to lower product sales. Cost of sales as a percentage of revenue decreased to 83.1% compared to 85.4% in the prior year period primarily due to product and customer mix.

Selling and Marketing Expenses

The decrease in selling and marketing expenses relates to lower freight costs due to a decrease in sales volume.

General and Administrative Expenses

General and administrative costs were consistent period over period.

Corporate

Corporate represents the results of corporate initiatives as well as the impact of select revenues and shared costs.  The following represents the corporate amounts for the three months ended March 31, 2016 and 2015 ($ in millions):

	Three Months Ended March 31, 2016
	Integration and Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Other	Revenues and Shared Costs	Total

Net Sales	$-	$-	$-	$-	$5.5	$5.5
Operating expenses:
Cost of sales(1)	4.6	7.8	45.2	-	61.8	119.4
Selling and marketing	13.5	-	21.1	-	3.2	37.8
General and administrative	62.2	-	12.3	18.3	130.6	223.4
Contribution	$(80.3)	$(7.8)	$(78.6)	$(18.3)	$(190.1)	$(375.1)

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

	Three Months Ended March 31, 2015
	Integration and Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Other	Revenues and Shared Costs	Total

Net Sales	$-	$-	$-	$-	$0.6	$0.6
Operating expenses:
Cost of sales(1)	47.9	27.7	205.9	-	18.7	300.2
Selling and marketing	67.5	-	36.1	-	-	103.6
General and administrative	201.1	-	196.4	-	63.6	461.1
Contribution	$(316.5)	$(27.7)	$(438.4)	$-	$(81.7)	$(864.3)

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

In the three months ended March 31, 2016, integration and restructuring charges primarily related to the integration of the Legacy Allergan business as well as charges incurred with the then pending merger with Pfizer, Inc. of $36.7 million.  In the three months ended March 31, 2016, the Company incurred purchase accounting effects of $42.4 million in cost of sales primarily related to the fair value inventory step-up from the Allergan and Forest acquisitions as products were sold to the Company’s third party customers. The Company also incurred charges related to the purchase accounting impact on stock-based compensation related the Allergan and Forest acquisitions, which increased cost of sales, selling and marketing and general and administrative expenses. In addition, in the three months ended March 31, 2016, the Company incurred mark-to-market unrealized losses for foreign currency option contracts that are entered into to offset future exposure to movements in currencies. Shared costs primarily include above site and unallocated costs associated with running our global manufacturing facilities and corporate General & Administrative expenses.  In the three months ended March 31, 2016, the increase in “Revenues and Shared Costs” versus the prior year period were primarily due to the Allergan Acquisition, which contributed a full quarter in 2016 as opposed to two weeks in 2015.

In the three months ended March 31, 2015, integration and restructuring charges primarily related to integration of the Allergan and Forest businesses.  In the three months ended March 31, 2015, the Company incurred purchase accounting effects of $198.6 million in cost of sales primarily related to fair value inventory step-up from the Allergan and Forest acquisitions as products were sold to the Company’s third party customers. The Company also incurred charges related to the purchase accounting impact on stock-based compensation related the Allergan and Forest acquisitions, which increased cost of sales, selling and marketing and general and administrative expenses.

Research and Development Expenses

R&D expenses consist predominantly of personnel-related costs, active pharmaceutical ingredient costs, contract research, biostudy and facilities costs associated with product development.

R&D expenses consisted of the following components in the three months ended March 31, 2016 and 2015 ($ in millions):

	Three Months Ended March 31,		Change
	2016	2015	Dollars	%
Ongoing operating expenses	$276.5	$171.7	$104.8	61.0%
Brand related milestone payments and upfront license payments	91.0	10.0	81.0	810.0%
Acquisition accounting fair market value adjustment to stock-based compensation	13.6	66.3	(52.7)	(79.5)%
Acquisition, integration, and restructuring charges	(3.9)	69.7	(73.6)	(105.6)%
Contingent consideration adjustments, net	25.9	-	25.9	n.a
Total expenditures	$403.1	$317.7	$85.4	26.9%

The increase in ongoing R&D expenditures is primarily due to the impact of the Allergan Acquisition, which contributed a full quarter in 2016 as opposed to two weeks in 2015.  Included within brand related milestone payments and upfront license payments in the three months ended March 31, 2016 is a net payment to Anterios of approximately $90.0 million.

Amortization

Amortization consisted of the following components in the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Change
($ in millions)	2016	2015	Dollars	%
Amortization	$1,592.1	$787.8	$804.3	102.1%

Amortization for the three months ended March 31, 2016 increased as compared to the prior year period primarily as a result of increased amortization of $838.2 million of identifiable assets acquired in the Allergan Acquisition, which contributed a full quarter in 2016 as opposed to only two weeks in 2015.

IPR&D Impairments and Asset Sales and Impairments, Net

IPR&D Impairments and Asset Sales and Impairments, net consisted of the following components in the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Change
($ in millions)	2016	2015	Dollars	%
IPR&D impairments	$6.0	$-	$6.0	n.a.
Asset sales and impairments, net	(1.7)	4.6	(6.3)	(137.0)%

IPR&D Impairments in the three months ended March 31, 2016 include a $6.0 million impairment related to a reduction in cash flows for Women’s Healthcare portfolio products.

Interest Income

Interest income consisted of the following components in the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Change
($ in millions)	2016	2015	Dollars	%
Interest income	$3.1	$1.8	$1.3	72.2%

Interest Expense

Interest expense consisted of the following components in the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Change
($ in millions)	2016	2015	Dollars	%
Fixed Rate Notes	$286.5	$139.5	147.0	105.4%
AGN Term Loan	24.3	4.1	20.2	492.7%
ACT Term Loan	11.1	14.4	(3.3)	(22.9)%
Floating Rate Notes	5.9	1.3	4.6	353.8%
WC Term Loan	3.7	6.5	(2.8)	(43.1)%
Revolving Credit Facility	0.2	1.7	(1.5)	(88.2)%
Other	1.1	4.4	(3.3)	(75.0)%
Interest expense	$332.8	$171.9	$160.9	93.6%

Interest expense increased to $332.8 million for the three months ended March 31, 2016 primarily due to interest from the indebtedness incurred as part of the Allergan Acquisition of $218.6 million compared to $48.3 million in the three months ended March 31, 2015.

Other (expense) income, net

Other (expense) income, net consisted of the following components in the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Change
($ in millions)	2016	2015	Dollars	%
Bridge loan commitment fee	$-	$(263.0)	$263.0	(100.0)%
Interest rate lock	-	31.0	(31.0)	(100.0)%
Other (expense) income	0.5	34.1	(33.6)	(98.5)%
Other (expense) income, net	$0.5	$(197.9)	$198.4

Bridge Loan Commitment Fee

During the three months ended March 31, 2015, the Company incurred costs associated with bridge loan commitments in connection with the Allergan Acquisition of $263.0 million.

Interest rate lock

During the three months ended March 31, 2015, the Company entered into interest rate locks on a portion of the $21.0 billion of debt issued as part of the Allergan Acquisition. As a result of the interest rate locks, the Company recorded income of $31.0 million.

Other Income

In the three months ended March 31, 2015, we recorded a gain on the sale of the Respiratory Business of $33.5 million.

(Benefit) for Income Taxes

	Three Months Ended March 31,		Change
($ in millions)	2016	2015	Dollars	%
(Benefit) for income taxes	$(402.0)	$(259.0)	$(143.0)	55.2%
Effective tax rate	83.2%	24.8%

The Company’s effective tax rate for the three months ended March 31, 2016 was 83.2% compared to 24.8% for the three months ended March 31, 2015. The effective tax rate for the three months ended March 31, 2016 was impacted by income earned in jurisdictions with tax rates lower than the Irish statutory rate and U.S. losses tax benefited at rates greater than the Irish statutory rate. Additionally, the tax benefit for the three months ended March 31, 2016 included an expense of $124.3 million for the change in a valuation allowance on a portion of U.S. capital loss carryforwards resulting from restructuring associated with the sale of the global generics business and a benefit of $32.2 million for the recognition of previously unrecognized tax benefits. The effective tax rate for the three months ended March 31, 2015 was impacted by income earned in low tax jurisdictions and U.S. losses tax benefited at rates greater than the Irish statutory rate. The increase in the effective tax rate for the period ended March 31, 2016 as compared to the period ended March 31, 2015 is the result of changes in the mix of income and losses in jurisdictions with rates other than the Irish statutory rate.

On April 4, 2016, the Treasury Department released temporary and proposed regulations on corporate inversions that addressed multiple acquisitions of U.S. corporations as well as implemented two prior anti-inversion notices. We believe that, under current law and inclusive of these new regulations, Allergan plc, the ultimate parent of the Company, remains treated as a foreign corporation for U.S. federal tax purposes because it is an Irish incorporated entity.

Discontinued Operations

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

Allergan will retain its global branded pharmaceutical and medical aesthetics businesses, as well as its biosimilars development programs, certain OTC products, and the Anda Distribution business. The Company will also have continuing involvement with Teva after the close of the transaction.  As a result of the Teva Transaction, the Company will hold equity in Teva, continue to distribute products divested to Teva through our Anda Distribution segment as well as purchase product manufactured by Teva for sale in our US Brands segment as part of ongoing transitional service and contract manufacturing agreements.

Financial results of the global generics business are presented as "Income from discontinued operations" on the Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015; and assets and liabilities of the global generics business to be disposed of are presented as "Current assets held for sale", "Non current assets held for sale", “Current liabilities held for sale” and “Long term liabilities held for sale” on the Consolidated Balance Sheet as of March 31, 2016 and December 31, 2015.

The following table presents key financial results of the global generics business included in "Income from discontinued operations" for the three months ended March 31, 2016 and 2015 ($ in millions):

	Three Months Ended March 31,
	2016	2015
Third party revenues	$1,255.3	$1,671.6
Related party sales	41.3	69.5
Net revenues	1,296.6	1,741.1
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	693.2	762.8
Research and development	112.3	113.3
Selling and marketing	112.0	165.9
General and administrative	128.4	152.5
Amortization	-	137.6
In-process research and development impairments, asset sales and impairments, net	-	53.2
Total operating expenses	1,045.9	1,385.3
Operating income	250.7	355.8
Other (expense) income, net	-	(0.1)
(Benefit) / provision for income taxes	(86.7)	81.3
Net income from discontinued operations	$337.4	$274.4

Related party revenues represent the sale of product to the Company’s Anda Distribution segment.

The decrease in net revenues in the three months ended March 31, 2016 versus the three months ended March 31, 2015 is primarily due to lower sales of key products in the United States including generic versions of Guanfacine, Oxycontin as well as our Lidocaine Patch and oral contraceptives, offset partially by higher sales outside of the United States, including the impact of the Auden Mckenzie Acquisition completed in May 2015.  The decrease in cost of sales is due to the decrease in net revenues.  The decrease in selling and marketing and general and administrative expenses is primarily due to lower spending across International Generics, due in part to fewer sales force and administrative personnel resulting from the impact of corporate initiatives.

Liquidity and Capital Resources

Working Capital Position

Working capital at March 31, 2016 and December 31, 2015 is summarized as follows:

	March 31,	December 31,	Increase
($ in millions):	2016	2015	(Decrease)
Current Assets:
Cash and cash equivalents	$2,260.8	$1,096.0	$1,164.8
Marketable securities	13.0	9.3	3.7
Accounts receivable, net	2,652.8	2,401.6	251.2
Inventories	1,022.2	1,009.7	12.5
Prepaid expenses and other current assets	634.3	522.2	112.1
Current assets held for sale	3,508.4	3,540.3	(31.9)
Total current assets	10,091.5	8,579.1	1,512.4
Current liabilities:
Accounts payable and accrued expenses	$4,701.1	$4,349.5	$351.6
Income taxes payable	68.5	54.2	14.3
Current portion of long-term debt and capital leases	4,015.7	2,396.5	1,619.2
Current liabilities held for sale	1,410.2	1,491.8	(81.6)
Total current liabilities	10,195.5	8,292.0	1,903.5
Working Capital	$(104.0)	$287.1	$(391.1)
Working Capital excluding assets held for sale, net	$(2,202.2)	$(1,761.4)	$(440.8)
Current Ratio, excluding net assets held for sale	0.75	0.74

Working capital excluding assets held for sale, net, decreased $440.8 million to $(2,202.2) million at March 31, 2016 compared to $(1,761.4) million at December 31, 2015.  The decrease in working capital is due to an increase in the current portion of outstanding indebtedness of $719.2 million (excluding the $900.0 million of revolver borrowings which increased cash and cash equivalents by an equal amount), offset, in part, by a reduction in accrued interest of $114.3 million.

Cash Flows from Operations

Summarized cash flow from operations is as follows:

	Three Months Ended March 31,
($ in millions)	2016	2015
Net cash provided by operating activities	$1,218.5	$525.0

Cash flows from operations represent net income / (loss) adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities increased $693.5 million in the three months ended March 31, 2016 versus the prior year period, due primarily to an increase in net income, adjusted for non-cash activity of $629.2 million ($1,576.2 million and $947.0 million of net income / (loss), adjusted for non-cash activities in the three months ended March 31, 2016 and 2015, respectively), as well as a lower net increase in working capital versus the prior year period.

Management expects that available cash balances and the remaining 2016 cash flows from operating activities will provide sufficient resources to fund our operating liquidity needs and expected 2016 capital expenditure funding requirements.

Investing Cash Flows

Our cash flows from investing activities are summarized as follows:

	Three Months Ended March 31,
($ in millions)	2016	2015
Net cash (used in) investing activities	$(53.8)	$(33,940.9)

Investing cash flows consist primarily of cash used in acquisitions of businesses and intangibles (primarily product rights), capital expenditures and purchases of investments and marketable securities partially offset by proceeds from the sale of investments and marketable securities. Included in the three months ended March 31, 2016 was cash used for capital expenditures of $84.9 million, offset, in part, by proceeds of sales investments and other assets and property, plant and equipment.

Included in the quarter ended March 31, 2015 was cash used in connection with the Allergan Acquisition, net of cash acquired, of $34,646.2 million and capital expenditures for property, plant and equipment of $136.6 million, offset, in part by cash received from the sale of assets, primarily the Respiratory Business, of $790.5 million.

Financing Cash Flows

Our cash flows from financing activities are summarized as follows:

	Three Months Ended March 31,
($ in millions)	2016	2015
Net cash (used in) / provided by financing activities	$(5.1)	$35,285.6

Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of ordinary shares and proceeds from the exercise of stock options. Cash used in financing activities in the three months ended March 31, 2016 included payments of debt of $854.2 million, contingent consideration of $32.3 million and dividends of  $69.6 million, offset by borrowings under the credit facility of $900.0 million.

Included in the three months ended March 31, 2015 was the issuance of indebtedness of $29,265.6 million, the issuance of ordinary shares of $4,071.1 million and the issuance of Mandatory Convertible Preferred Shares of $4,929.7 million in connection with the Allergan Acquisition, offset in part by payments of debt of $2,660.0 million and debt issuance costs of $310.8 million.

Debt and Borrowing Capacity

Total debt and capital leases consisted of the following ($ in millions):

	Balance As of		Fair Market Value As of
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Senior Notes:
Floating Rate Notes
$500.0 million floating rate notes due September 1, 2016	$500.0	$500.0	$500.7	$500.5
$500.0 million floating rate notes due March 12, 2018	500.0	500.0	502.8	499.6
$500.0 million floating rate notes due March 12, 2020	500.0	500.0	497.5	496.2
	1,500.0	1,500.0	1,501.0	1,496.3
Fixed Rate Notes
$800.0 million 5.750% notes due April 1, 2016	800.0	800.0	800.0	808.4
$1,000.0 million 1.850% notes due March 1, 2017	1,000.0	1,000.0	1,004.5	1,001.5
$500.0 million 1.300% notes due June 15, 2017	500.0	500.0	498.6	496.3
$1,200.0 million 1.875% notes due October 1, 2017	1,200.0	1,200.0	1,205.4	1,196.0
$3,000.0 million 2.350% notes due March 12, 2018	3,000.0	3,000.0	3,035.9	3,004.6
$250.0 million 1.350% notes due March 15, 2018	250.0	250.0	248.2	244.9
$1,050.0 million 4.375% notes due February 1, 2019	1,050.0	1,050.0	1,113.9	1,099.5
$500.0 million 2.450% notes due June 15, 2019	500.0	500.0	506.9	494.4
$400.0 million 6.125% notes due August 14, 2019	400.0	400.0	450.7	444.2
$3,500.0 million 3.000% notes due March 12, 2020	3,500.0	3,500.0	3,584.7	3,505.1
$650.0 million 3.375% notes due September 15, 2020	650.0	650.0	675.5	656.6
$750.0 million 4.875% notes due February 15, 2021	750.0	750.0	827.9	807.4
$1,200.0 million 5.000% notes due December 15, 2021	1,200.0	1,200.0	1,333.3	1,299.4
$3,000.0 million 3.450% notes due March 15, 2022	3,000.0	3,000.0	3,105.0	3,006.8
$1,700.0 million 3.250% notes due October 1, 2022	1,700.0	1,700.0	1,739.6	1,669.6
$350.0 million 2.800% notes due March 15, 2023	350.0	350.0	345.7	327.7
$1,200.0 million 3.850% notes due June 15, 2024	1,200.0	1,200.0	1,254.5	1,202.6
$4,000.0 million 3.800% notes due March 15, 2025	4,000.0	4,000.0	4,166.0	3,984.6
$2,500.0 million 4.550% notes due March 15, 2035	2,500.0	2,500.0	2,585.2	2,462.2
$1,000.0 million 4.625% notes due October 1, 2042	1,000.0	1,000.0	1,031.3	956.1
$1,500.0 million 4.850% notes due June 15, 2044	1,500.0	1,500.0	1,602.1	1,483.6
$2,500.0 million 4.750% notes due March 15, 2045	2,500.0	2,500.0	2,648.7	2,452.7
	32,550.0	32,550.0	33,763.6	32,604.2
Total Senior Notes Gross	34,050.0	34,050.0	35,264.6	34,100.5
Unamortized premium	205.1	225.9	-	-
Unamortized discount	(104.6)	(107.4)	-	-
Total Senior Notes Net	34,150.5	34,168.5	35,264.6	34,100.5
Term Loan Indebtedness:
WC Term Loan
WC Three Year Tranche variable rate debt maturing October 1, 2016	191.5	191.5
WC Five Year Tranche variable rate debt maturing October 1, 2018**	181.1	498.8
	372.6	690.3
ACT Term Loan
2017 Term Loan variable rate debt maturing October 31, 2017**	358.8	572.1
2019 Term Loan variable rate debt maturing July 1, 2019**	1,650.0	1,700.0
	2,008.8	2,272.1
AGN Term Loan
AGN Three Year Tranche variable rate debt maturing March 17, 2018	2,750.0	2,750.0
AGN Five Year Tranche variable rate debt maturing March 17, 2020**	2,475.0	2,543.8
	5,225.0	5,293.8
Total Term Loan Indebtedness	7,606.4	8,256.2
Other Indebtedness
Revolver Borrowings	900.0	200.0
Debt Issuance Costs	(185.6)	(195.8)
Other	93.0	97.4
Total Other Borrowings	807.4	101.6
Capital Leases	3.2	4.1
Total Indebtedness	$42,567.5	$42,530.4

**	The indebtedness requires a quarterly repayment of 2.5%.

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

Acquired Allergan Notes

On March 17, 2015 in connection with the Allergan Acquisition, the Company acquired, and subsequently guaranteed, along with Warner Chilcott Limited, the indebtedness of Allergan, Inc. comprised of the $350.0 million 2.800% senior notes due 2023, the $650.0 million 3.375% senior notes due 2020, the $250.0 million 1.350% senior notes due 2018 and the $800.0 million 5.750% senior notes due 2016. Interest payments are due on the $350.0 million senior notes semi-annually on the principal amount of the notes at a rate of 2.80% per annum, and are redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption, if the redemption occurs prior to December 15, 2022 (three months prior to the maturity of the 2023 senior notes). If the redemption occurs on or after December 15, 2022, then such redemption is not subject to the make-whole provision. Interest payments are due on the $650.0 million senior notes semi-annually on the principal amount of the notes at a rate of 3.375% per annum, and are redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption. Interest payments are due on the $250.0 million senior notes semi-annually on the principal amount of the notes at a rate of 1.350% per annum, and are redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption. Interest payments are due on the $800.0 million senior notes semi-annually on the principal amount of the notes at a rate of 5.750% per annum, and were redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption. The fair value of the acquired senior notes was determined to be $2,087.5 million as of March 17, 2015. As such, as part of acquisition accounting, the company recorded a premium of $37.5 million to be amortized as contra interest over the life of the notes.

The $800.0 million 5.750% senior notes were paid in full on April 1, 2016 with proceeds from the $900.0 million of borrowings under the revolving credit facility.

Credit Facility Indebtedness

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

Pursuant to the Existing WC Term Loan, on October 1, 2013 (the “WC Closing Date”), the lenders party thereto provided term loans in a total aggregate principal amount of $2.0 billion, comprised of (i) a $1.0 billion tranche that will mature on October 1, 2016 (the “WC Three Year Tranche”) and (ii) a $1.0 billion tranche that will mature on October 1, 2018 (the “WC Five Year Tranche”). The proceeds of borrowings under the Existing WC Term Loan Agreement, together with $41.0 million of cash on hand, were used to finance the repayment in full of all amounts outstanding under Warner Chilcott’s then-existing Credit Agreement, dated as of March 17, 2011, as amended by Amendment No. 1 on August 20, 2012, among the WC Borrowers, Warner Chilcott Holdings Company III, Limited, BofA, as administrative agent and a syndicate of banks participating as lenders.  In the three months ended March 31, 2016, the Company prepaid $311.7 million of WC Term Loan indebtedness.

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

The Company is subject to, and, at March 31, 2016, was in compliance with, all financial and operational covenants under the terms of the WC Term Loan.

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

The Existing ACT Term Loan Agreement amended and restated Actavis, Inc.’s $1,800.0 million senior unsecured term loan credit facility, dated as of June 22, 2012. At the closing of the Existing ACT Term Loan Agreement, an aggregate principal amount of $1,572.5 million was outstanding (the “2017 Term Loan”). The 2017 Term Loan matures on October 31, 2017.  The outstanding principal amount of the 2017 term loan is payable in equal quarterly installments of 2.50% per quarter, with the remaining balance payable on the maturity date.  In the three months ended March 31, 2016, the Company prepaid $200.0 million of ACT Term Loan indebtedness.

On March 31, 2014, Allergan plc, Actavis Capital, Actavis, Inc., BofA, as Administrative Agent, and a syndicate of banks participating as lenders entered into the 2014 ACT Term Loan Agreement to amend and restate the Existing ACT Term Loan Agreement. On July 1, 2014, in connection with the Forest Acquisition, the Company borrowed $2.0 billion of term loan indebtedness under tranche A-2 of the 2014 ACT Term Loan Agreement, which is due July 1, 2019 (the “2019 Term Loan”).  The outstanding principal amount of the 2019 term loan is payable in equal quarterly installments of 2.50% per quarter, with the remaining balance payable on the maturity date.

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

The Company is subject to, and at March 31, 2016 was in compliance with, all financial and operational covenants under the terms of the ACT Term Loan.

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

Revolving Credit Facility

On December 17, 2014, Allergan plc and certain of its subsidiaries entered into a revolving credit loan and guaranty agreement (the “Revolver Agreement”) among Actavis Capital, as borrower, Allergan plc, Warner Chilcott Limited, Actavis, Inc., Actavis Funding SCS, the lenders from time to time party thereto (the “Revolving Lenders”), JPMCB as administrative agent, J.P. Morgan Europe Limited, as London agent, and the other financial institutions party thereto. Under the Revolver Agreement, the Revolving Lenders have committed to provide an unsecured revolving credit facility in an aggregate principal amount of up to $1.0 billion. The Revolver Agreement replaced Allergan plc’s existing $750.0 million second amended and restated Actavis revolving credit and guaranty agreement dated as of June 30, 2014 (the “Existing Revolver”) among Actavis Capital, Allergan plc, Warner Chilcott Limited, Actavis, Inc., Actavis Funding SCS, BofA, as administrative agent and the lenders from time to time party thereto.

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

The Company is subject to, and as March 31, 2016 was in compliance with, all financial and operational covenants under the terms of the Revolving Credit Facility. At March 31, 2016, there were $900.0 million of outstanding borrowings under the Revolving Credit Facility and letters of credit outstanding were $28.8 million. The net availability under the Revolving Credit Facility was $71.2 million. The Company repaid $425.0 million of indebtedness under the Revolving Credit Facility in April 2016.

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

Investment Risk

As of March 31, 2016, our total investments in marketable and equity securities of other companies, including equity method investments were $112.4 million (included in marketable securities and investments and other assets). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.

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

Floating Rate Debt

At March 31, 2016, borrowings outstanding under the floating rate notes and term loan indebtedness were $9,106.4 million. Assuming a one percent increase in the applicable interest rate, annual interest expense would increase by approximately $91.1 million over the next twelve months.

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

We use foreign currency option contracts, which provide for the sale or purchase of foreign currencies, if exercised, to economically hedge the currency exchange risks associated with probable but not firmly committed transactions that arise in the normal course of our business. Probable but not firmly committed transactions are comprised primarily of sales of products and purchases of raw material in currencies other than the U.S. dollar. The foreign currency option contracts are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in the Euro. While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying exposures.

Net foreign currency gains and losses did not have a material effect on the Company’s results of operations for the three   months ended March 31, 2016 and 2015, respectively.

Other

We do not believe that inflation has had a significant impact on our revenues or operations, nor do we have any material commodity price risks.

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

Changes in Internal Control Over Financial Reporting

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures over financial reporting for the period covered by this Form 10–Q. Based on this assessment, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2016, the Company’s disclosure controls and procedures are effective.

The Company transitioned the legacy Actavis Brand, Corporate U.S. and Canadian operations into the Legacy Allergan SAP Enterprise Resource Planning (“ERP”) system in January 2016.  Other Brand subsidiaries are expected to transition to the Legacy Allergan SAP ERP system within 2016 and early 2017.  The legacy Actavis SAP ERP systems will continue to be utilized for all generic operations, which will transition to Teva as part of the planned divestiture.  Management also transitioned revenue management systems from the legacy Actavis Brand systems to the Legacy Allergan system for the administration of legacy Actavis Brand chargebacks, rebates and Medicaid claims. The legacy Actavis system will continue to be utilized for all generic operations which will transition to Teva as a part of the planned divestiture.

There have been no other changes in the Company’s internal control over financial reporting, during the fiscal quarter ended March 31, 2016, that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to “PART I, ITEM 3. LEGAL PROCEEDINGS,” of our Annual Report on Form 10-K for the year ended December 31, 2015 and “Legal Matters” in “NOTE 20 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Quarterly Report.

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes in the Company’s risk factors from those disclosed in the Company’s Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities; Uses of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2016, we repurchased 170,704 of our ordinary shares to satisfy tax withholding obligations in connection with the vesting of restricted shares issued to employees as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 - 31, 2016	7,077	$319.37	—	—
February 1 - 29, 2016	25,167	$289.32	—	—
March 1 - 31, 2016	138,460	$294.03	—	—
January 1 – March 31, 2016	170,704	$294.38	—	—

ITEM 6.	EXHIBITS

Reference is hereby made to the Exhibit Index on page 98.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2016.

ALLERGAN PLC WARNER CHILCOTT LIMITED

By:	/s/ Maria Teresa Hilado
Name:	Maria Teresa Hilado
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ James C. D’Arecca
Name:	James C. D’Arecca
Title:	Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

10.1

Termination Agreement, dated as of April 6, 2016, by and among Pfizer Inc., Allergan plc and certain other parties named therein, incorporated by reference to Exhibit 10.1 of Allergan plc’s Current Report on Form 8-K filed with the SEC on April 6, 2016.

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