Form 10-Q
period 2016-06-30
Allergan plc; Warner Chilcott Ltd
filed 2016-08-08
CIK 1578845, 1620602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Number of shares of Allergan plc’s Ordinary Shares outstanding on August 3, 2016: 395,952,199. There is no trading market for securities of Warner Chilcott Limited, all of which are indirectly wholly owned by Allergan plc.

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

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

ALLERGAN PLC

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except par value)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$489.5	$1,096.0
Marketable securities	17.1	9.3
Accounts receivable, net	2,490.5	2,125.4
Inventories	726.8	757.5
Prepaid expenses and other current assets	787.3	495.3
Current assets held for sale	4,244.0	4,095.6
Total current assets	8,755.2	8,579.1
Property, plant and equipment, net	1,557.2	1,531.3
Investments and other assets	352.6	408.7
Non current assets held for sale	10,798.0	10,713.3
Deferred tax assets	179.5	49.5
Product rights and other intangibles	64,460.8	67,836.2
Goodwill	46,515.8	46,465.2
Total assets	$132,619.1	$135,583.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,490.1	$4,148.6
Income taxes payable	92.6	53.7
Current portion of long-term debt and capital leases	2,506.6	2,396.5
Current liabilities held for sale	1,778.1	1,693.2
Total current liabilities	8,867.4	8,292.0
Long-term debt and capital leases	37,075.1	40,133.9
Other long-term liabilities	1,039.6	1,262.0
Long-term liabilities held for sale	476.5	535.4
Other taxes payable	743.0	801.9
Deferred tax liabilities	7,776.7	7,968.8
Total liabilities	55,978.3	58,994.0
Commitments and contingencies (Refer to Note 20)
Equity:
Preferred shares, $0.0001 par value per share, 5.1 million shares authorized, 5.1 million and 5.1 million shares issued and outstanding, respectively	$4,929.7	$4,929.7
Ordinary shares; $0.0001 par value per share; 1,000.0 million shares authorized, 395.8 million and 394.5 million shares issued and outstanding, respectively	-	-
Additional paid-in capital	68,769.0	68,508.3
Retained earnings	3,262.3	3,647.5
Accumulated other comprehensive (loss)	(317.1)	(494.1)
Total shareholders’ equity	76,643.9	76,591.4
Noncontrolling interest	(3.1)	(2.1)
Total equity	76,640.8	76,589.3
Total liabilities and equity	$132,619.1	$135,583.3

See accompanying Notes to Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues	$3,684.8	$3,628.7	$7,084.1	$5,611.7
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	441.5	917.8	918.9	1,439.7
Research and development	636.5	349.7	1,039.6	667.4
Selling and marketing	866.8	801.5	1,633.6	1,333.6
General and administrative	343.2	319.6	672.7	848.9
Amortization	1,633.1	1,515.7	3,222.8	2,301.1
In-process research and development impairments	268.9	197.6	274.9	197.6
Asset sales and impairments, net	(17.6)	2.9	(19.3)	7.5
Total operating expenses	4,172.4	4,104.8	7,743.2	6,795.8
Operating (loss)	(487.6)	(476.1)	(659.1)	(1,184.1)

Interest income	2.5	2.6	5.4	4.1
Interest expense	(345.8)	(339.9)	(678.6)	(511.8)
Other (expense) income, net	150.1	(40.4)	150.6	(238.3)
Total other income (expense), net	(193.2)	(377.7)	(522.6)	(746.0)
(Loss) before income taxes and noncontrolling interest	(680.8)	(853.8)	(1,181.7)	(1,930.1)
(Benefit) for income taxes	(258.2)	(381.9)	(666.9)	(652.1)
Net (loss) from continuing operations, net of tax	(422.6)	(471.9)	(514.8)	(1,278.0)
(Loss) / income from discontinued operations, net of tax	(77.3)	230.3	271.3	524.1
Net (loss)	(499.9)	(241.6)	(243.5)	(753.9)
(Income) attributable to noncontrolling interest	(1.8)	(1.5)	(2.5)	(1.2)
Net (loss) attributable to shareholders	(501.7)	(243.1)	(246.0)	(755.1)
Dividends on preferred shares	69.6	69.6	139.2	92.8
Net (loss) attributable to ordinary shareholders	$(571.3)	$(312.7)	$(385.2)	$(847.9)

(Loss) / income per share attributable to ordinary shareholders - basic:
Continuing operations	$(1.25)	$(1.38)	$(1.66)	$(4.02)
Discontinued operations	(0.19)	0.58	0.69	1.54
Net (loss) per share - basic	$(1.44)	$(0.80)	$(0.97)	$(2.48)
(Loss) / income per share attributable to ordinary shareholders - diluted:
Continuing operations	$(1.25)	$(1.38)	$(1.66)	$(4.02)
Discontinued operations	(0.19)	0.58	0.69	1.54
Net (loss) per share - diluted	$(1.44)	$(0.80)	$(0.97)	$(2.48)

Weighted average shares outstanding:
Basic	395.6	392.6	395.2	341.3
Diluted	395.6	392.6	395.2	341.3

See accompanying Notes to Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME

(Unaudited; in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss)	$(499.9)	$(241.6)	$(243.5)	$(753.9)
Other comprehensive (loss) / income
Foreign currency translation (losses) / gains	(349.9)	765.3	192.9	451.4
Unrealized gains / (losses), net of tax	4.4	7.6	(15.9)	3.6
Reclassification for gains included in net income, net of tax	-	-	-	-
Total other comprehensive (loss) / income, net of tax	(345.5)	772.9	177.0	455.0
Comprehensive (loss) / income	(845.4)	531.3	(66.5)	(298.9)
Comprehensive (income) attributable to noncontrolling interest	(1.8)	(1.5)	(2.5)	(1.2)
Comprehensive (loss) / income attributable to ordinary shareholders	$(847.2)	$529.8	$(69.0)	$(300.1)

See accompanying Notes to Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities:
Net (loss)	$(243.5)	$(753.9)
Reconciliation to net cash provided by operating activities:
Depreciation	76.9	132.5
Amortization	3,227.6	2,598.9
Provision for inventory reserve	116.9	63.4
Share-based compensation	188.8	400.7
Deferred income tax benefit	(327.1)	(588.9)
In-process research and development impairments	274.9	197.6
Loss / (gain) on asset sales and impairments, net	(19.3)	58.4
Amortization of inventory step-up	42.4	706.1
Amortization of deferred financing costs	21.0	280.5
Contingent consideration adjustments, including accretion	60.8	8.1
Excess tax benefit from stock-based compensation	(31.9)	(36.3)
Other, net	(26.4)	64.3
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	(501.2)	(896.1)
Decrease / (increase) in inventories	(183.2)	(234.8)
Decrease / (increase) in prepaid expenses and other current assets	245.4	83.1
Increase / (decrease) in accounts payable and accrued expenses	424.0	108.6
Increase / (decrease) in income and other taxes payable	(477.6)	(216.2)
Increase / (decrease) in other assets and liabilities	(267.5)	(49.7)
Net cash provided by operating activities	2,601.0	1,926.3
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(182.8)	(248.2)
Additions to product rights and other intangibles	-	(28.5)
Additions to investments	-	(21.0)
Proceeds from sale of investments and other assets	25.5	855.8
Proceeds from sales of property, plant and equipment	14.5	81.5
Acquisitions of businesses, net of cash acquired	-	(35,109.9)
Net cash (used in) investing activities	(142.8)	(34,470.3)
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness	-	26,456.4
Proceeds from borrowings on credit facility and other	900.0	2,882.0
Debt issuance and other financing costs	-	(310.8)
Payments on debt, including capital lease obligations and credit facility	(3,835.6)	(4,096.2)
Proceeds from issuance of preferred shares	-	4,929.7
Proceeds from issuance of ordinary shares	-	4,071.1
Proceeds from stock plans	107.3	108.2
Payments of contingent consideration	(63.8)	(92.0)
Repurchase of ordinary shares	(67.3)	(101.0)
Dividends	(139.2)	(68.7)
Excess tax benefit from stock-based compensation	31.9	36.3
Net cash (used in) / provided by financing activities	(3,066.7)	33,815.0
Effect of currency exchange rate changes on cash and cash equivalents	2.0	(3.1)
Net (decrease) / increase in cash and cash equivalents	(606.5)	1,267.9
Cash and cash equivalents at beginning of period	1,096.0	250.0
Cash and cash equivalents at end of period	$489.5	$1,517.9
Schedule of Non-Cash Investing and Financing Activities:
Dividends accrued	$24.2	$24.0
Non-cash equity issuance for the Acquisition of Allergan net assets	$-	$34,687.2

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$487.2	$1,036.2
Marketable securities	17.1	9.3
Accounts receivable, net	2,490.5	2,125.4
Receivables from Parents	99.8	457.3
Inventories	726.8	757.5
Prepaid expenses and other current assets	785.1	492.8
Current assets held for sale	4,244.0	4,095.6
Total current assets	8,850.5	8,974.1
Property, plant and equipment, net	1,557.2	1,531.3
Investments and other assets	352.6	408.7
Non current assets held for sale	10,798.0	10,713.3
Deferred tax assets	179.4	49.5
Product rights and other intangibles	64,460.8	67,836.2
Goodwill	46,515.8	46,465.2
Total assets	$132,714.3	$135,978.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,461.7	$4,094.5
Payables to Parents	1,533.3	1,466.8
Income taxes payable	92.6	53.7
Current portion of long-term debt and capital leases	2,506.6	2,396.5
Current liabilities held for sale	1,778.1	1,693.2
Total current liabilities	10,372.3	9,704.7
Long-term debt and capital leases	37,075.1	40,133.9
Other long-term liabilities	1,039.6	1,262.0
Long-term liabilities held for sale	476.5	535.4
Other taxes payable	743.0	801.9
Deferred tax liabilities	7,776.7	7,968.8
Total liabilities	57,483.2	60,406.7
Commitments and contingencies
Equity:
Members' capital	72,935.1	72,935.1
Retained earnings	2,616.2	3,132.7
Accumulated other comprehensive (loss)	(317.1)	(494.1)
Total members’ equity	75,234.2	75,573.7
Noncontrolling interest	(3.1)	(2.1)
Total equity	75,231.1	75,571.6
Total liabilities and equity	$132,714.3	$135,978.3

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues	$3,684.8	$3,628.7	$7,084.1	$5,611.7
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	441.5	917.8	918.9	1,439.7
Research and development	636.5	349.7	1,039.6	667.4
Selling and marketing	866.8	801.5	1,633.6	1,333.6
General and administrative	339.7	315.4	654.0	841.1
Amortization	1,633.1	1,515.7	3,222.8	2,301.1
In-process research and development impairments	268.9	197.6	274.9	197.6
Asset sales and impairments, net	(17.6)	2.9	(19.3)	7.5
Total operating expenses	4,168.9	4,100.6	7,724.5	6,788.0
Operating (loss)	(484.1)	(471.9)	(640.4)	(1,176.3)
Non-operating income (expense):
Interest income	2.5	2.6	5.4	4.1
Interest expense	(345.8)	(339.9)	(678.6)	(511.8)
Other income (expense), net	0.1	(40.4)	0.6	(238.3)
Total other income (expense), net	(343.2)	(377.7)	(672.6)	(746.0)
(Loss) before income taxes and noncontrolling interest	(827.3)	(849.6)	(1,313.0)	(1,922.3)
(Benefit) for income taxes	(258.2)	(381.9)	(666.9)	(652.1)
Net (loss) from continuing operations, net of tax	(569.1)	(467.7)	(646.1)	(1,270.2)
(Loss) / income from discontinued operations, net of tax	(77.3)	230.3	271.3	524.1
Net (loss)	(646.4)	(237.4)	(374.8)	(746.1)
(Income) attributable to noncontrolling interest	(1.8)	(1.5)	(2.5)	(1.2)
Net (loss) attributable to members	$(648.2)	$(238.9)	$(377.3)	$(747.3)

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME

(Unaudited; in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss)	$(646.4)	$(237.4)	$(374.8)	$(746.1)
Other comprehensive (loss) / income
Foreign currency translation (losses) / gains	(349.9)	765.3	192.9	451.4
Unrealized gains / (losses), net of tax	4.4	7.6	(15.9)	3.6
Reclassification for gains included in net income, net of tax	-	-	-	-
Total other comprehensive (loss) / income, net of tax	(345.5)	772.9	177.0	455.0
Comprehensive (loss) / income	(991.9)	535.5	(197.8)	(291.1)
Comprehensive (income) attributable to noncontrolling interest	(1.8)	(1.5)	(2.5)	(1.2)
Comprehensive (loss) / income attributable to ordinary shareholders	$(993.7)	$534.0	$(200.3)	$(292.3)

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities:
Net (loss)	$(374.8)	$(746.1)
Reconciliation to net cash provided by operating activities:
Depreciation	76.9	132.5
Amortization	3,227.6	2,598.9
Provision for inventory reserve	116.9	63.4
Share-based compensation	188.8	400.7
Deferred income tax benefit	(327.1)	(588.9)
In-process research and development impairments	274.9	197.6
Loss / (gains) on asset sales and impairments, net	(19.3)	58.4
Amortization of inventory step-up	42.4	706.1
Amortization of deferred financing costs	21.0	280.5
Contingent consideration adjustments, including accretion	60.8	8.1
Other, net	(26.4)	64.3
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	(501.2)	(895.4)
Decrease / (increase) in inventories	(183.2)	(234.8)
Decrease / (increase) in prepaid expenses and other current assets	243.2	81.9
Increase / (decrease) in accounts payable and accrued expenses	452.4	142.9
Increase / (decrease) in income and other taxes payable	(477.6)	(216.2)
Increase / (decrease) in other assets and liabilities, including receivable / payable with Parents	(64.9)	(130.8)
Net cash provided by operating activities	2,730.4	1,923.1
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(182.8)	(248.2)
Additions to product rights and other intangibles	-	(28.5)
Additions to investments	-	(21.0)
Proceeds from the sale of investments and other assets	25.5	855.8
Proceeds from sales of property, plant and equipment	14.5	81.5
Acquisitions of businesses, net of cash acquired	-	(35,109.9)
Net cash (used in) investing activities	(142.8)	(34,470.3)
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness	-	26,456.4
Proceeds from borrowings on credit facility and other	900.0	2,882.0
Debt issuance and other financing costs	-	(310.8)
Payments on debt, including capital lease obligations and credit facility	(3,835.6)	(4,096.2)
Payments of contingent consideration	(63.8)	(92.0)
Dividend to Parent	(139.2)	(68.8)
Contribution from Parent	-	9,000.8
Net cash (used in) provided by financing activities	(3,138.6)	33,771.4
Effect of currency exchange rate changes on cash and cash equivalents	2.0	(3.1)
Net (decrease) / increase in cash and cash equivalents	(549.0)	1,221.1
Cash and cash equivalents at beginning of period	1,036.2	244.3
Cash and cash equivalents at end of period	$487.2	$1,465.4

See accompanying Notes to Consolidated Financial Statements

ALLERGAN PLC AND WARNER CHILCOTT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — General

Allergan plc is focused on developing, manufacturing and commercializing innovative branded pharmaceuticals (“brand”, “branded” or “specialty brand”).  Prior to completing the Teva Transaction (defined below), the Company also sold high-quality generic and over-the-counter (“OTC”) medicines and biologic products for patients around the world.

Allergan markets a portfolio of best-in-class products that provide valuable treatments for the central nervous system, eye care, medical aesthetics, gastroenterology, women's health, urology, and anti-infective therapeutic categories, and operated the world's third-largest global generics business, providing patients around the globe with increased access to affordable, high-quality medicines. Allergan is an industry leader in research and development, with one of the broadest development pipelines in the pharmaceutical industry.

With commercial operations in over 100 countries, Allergan is committed to working with physicians, healthcare providers and patients to deliver innovative and meaningful treatments that help people around the world live longer, healthier lives. Warner Chilcott Limited is a wholly-owned subsidiary of Allergan plc and has the same principal business activities.  As a result of the Allergan Acquisition (defined below) which closed on March 17, 2015, the Company expanded its franchises to include ophthalmology, neurosciences and medical aesthetics/dermatology/plastic surgery, which complements the Company’s existing central nervous system, gastroenterology, women’s health and urology franchises. The combined company benefits significantly from Allergan, Inc’s. (“Legacy Allergan”) global brand equity and consumer awareness of key products, including Botox® and Restasis®. The Allergan Acquisition also expanded our presence and market and product reach across many international markets, with strengthened commercial positions across Canada, Europe, Southeast Asia and other high-value growth markets, including China, India, the Middle East and Latin America.

On July 26, 2015 we entered into a master purchase agreement (the “Teva Agreement”), under which Teva Pharmaceutical Industries Ltd. (“Teva”) agreed to acquire our global generic pharmaceuticals business and certain other assets (the “Teva Transaction”).  Upon the closing of the Teva Transaction on August 2, 2016, we received $33.4 billion in cash which includes estimated working capital and other contractual adjustments, and 100.3 million unregistered Teva ordinary shares (or American Depository Shares with respect thereto), which approximated $5.0 billion in value using the closing date Teva opening stock price discounted at a rate of 5.9 percent due to the lack of marketability.  As part of the Teva agreement, Teva acquired our global generics business, including the United States (“U.S.”) and international generic commercial units, our third-party supplier Medis, our global generic manufacturing operations, our global generic research and development (“R&D”) unit, our international OTC commercial unit (excluding OTC eye care products) and some established international brands.

On June 30, 2016, the Company held for sale its Anda Distribution business, which distributes generic, brand, specialty and OTC pharmaceutical products from more than 300 manufacturers to retail independent and chain pharmacies, nursing homes, mail order pharmacies, hospitals, clinics and physician offices across the United States. The Company decided to hold for sale this business unit as the Company intends to continue its evolution into a focused branded pharmaceutical company.  On August 2, 2016, the Company entered into a definitive agreement under which Teva will acquire the Anda Distribution business for $500.0 million. The transaction is expected to close in the second half of 2016 and is subject to customary closing conditions, including antitrust clearance in the U.S.

As a result of the Teva Transaction and the decision to hold for sale the Company’s Anda Distribution business, and in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) number 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, the Company is accounting for the assets and liabilities to be divested as held for sale.  Further, the financial results of the businesses held for sale have been reclassified to discontinued operations for all periods presented in our consolidated financial statements.

The results of our discontinued operations include the results of our generic product development, manufacturing and distribution of off-patent pharmaceutical products, established international brands marketed similarly to generic products and out-licensed generic pharmaceutical products primarily in Europe through our Medis third-party business, as well as our Anda Distribution business.

The accompanying consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2015 (“Annual Report”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted from the accompanying consolidated financial statements. The accompanying year end consolidated balance sheet was derived from the audited financial statements included in the Annual Report as revised for discontinued operations treatment of our Anda Distribution business. The accompanying interim financial statements are unaudited and reflect all adjustments which are in the opinion of management necessary for a fair statement of the Company’s consolidated financial position, results of operations, comprehensive (loss) / income and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. All intercompany transactions and balances have been eliminated in consolidation. The Company’s results of operations, comprehensive (loss) / income and cash flows for the interim periods are not necessarily indicative of the results of operations, comprehensive (loss) / income and cash flows that it may achieve in future periods.

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

Except where otherwise indicated, and excluding certain insignificant cash and non-cash transactions at the Allergan plc level, these notes relate to the consolidated financial statements for both separate registrants, Allergan plc and Warner Chilcott Limited. In addition to certain inter-company payable and receivable amounts between the entities, the following is a reconciliation of the financial position and results of operations of Warner Chilcott Limited to Allergan plc ($ in millions):

	As of June 30, 2016			As of December 31, 2015
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
Cash and cash equivalents	$489.5	$487.2	$2.3	$1,096.0	$1,036.2	$59.8
Prepaid expenses and other current assets	787.3	785.1	2.2	495.3	492.8	2.5
Accounts payable and accrued liabilities	4,490.1	4,461.7	28.4	4,148.6	4,094.5	54.1

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
General and administrative expenses	$343.2	$339.7	$3.5	$672.7	$654.0	$18.7
Operating (loss)	(487.6)	(484.1)	(3.5)	(659.1)	(640.4)	(18.7)
Other income / (expense)	150.1	0.1	150.0	150.6	0.6	150.0
(Loss) before income taxes and noncontrolling interest	(680.8)	(827.3)	146.5	(1,181.7)	(1,313.0)	131.3
Net (loss) from continuing operations, net of tax	(422.6)	(569.1)	146.5	(514.8)	(646.1)	131.3
Net (loss)	(499.9)	(646.4)	146.5	(243.5)	(374.8)	131.3
Dividends on preferred stock	69.6	-	69.6	139.2	-	139.2
Net (loss) attributable to ordinary shareholder/members	(571.3)	(648.2)	76.9	(385.2)	(377.3)	(7.9)

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
General and administrative expenses	$319.6	$315.4	$4.2	$848.9	$841.1	$7.8
Operating (loss)	(476.1)	(471.9)	(4.2)	(1,184.1)	(1,176.3)	(7.8)
(Loss) before income taxes and noncontrolling interest	(853.8)	(849.6)	(4.2)	(1,930.1)	(1,922.3)	(7.8)
Net (loss) from continuing operations, net of tax	(471.9)	(467.7)	(4.2)	(1,278.0)	(1,270.2)	(7.8)
Net (loss)	(241.6)	(237.4)	(4.2)	(753.9)	(746.1)	(7.8)
Dividends on preferred stock	69.6	-	69.6	92.8	-	92.8
Net (loss) attributable to ordinary shareholder/members	(312.7)	(238.9)	(73.8)	(847.9)	(747.3)	(100.6)

The difference between general and administrative expenses in the three and six months ended June 30, 2016 and 2015 were due to corporate related expenses incurred at Allergan plc as well as non-recurring transaction costs. Movements in equity are due to historical differences in the results of operations of the companies and differences in equity awards.

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

Pricing adjustments, which includes shelf stock adjustments, (primarily related to our former generics business) are credits issued to reflect price decreases in selling prices charged to the Company’s direct customers. Shelf stock adjustments are based upon the amount of product our customers have in their inventory at the time of an agreed-upon price reduction. The provision for shelf stock adjustments is based upon specific terms with the Company’s customers and includes estimates of existing customer inventory levels based upon their historical purchasing patterns. We regularly monitor all price changes to evaluate the Company’s reserve balances. The adequacy of these reserves is readily determinable as pricing adjustments and shelf stock adjustments are negotiated and settled on a customer-by-customer basis.

Promotional allowances are credits that are issued in connection with a product launch or as an incentive for customers to carry our product. The Company establishes a reserve for promotional allowances based upon contractual terms.

Billback adjustments, which primarily relate to our former generics business, are credits that are issued to certain customers who purchase directly from us as well as indirectly through a wholesaler. These credits are issued in the event there is a difference between the customer’s direct and indirect contract price. The provision for billbacks is estimated based upon historical purchasing patterns of qualified customers who purchase product directly from us and supplement their purchases indirectly through our wholesale customers.

Loyalty cards allow the end user patients a discount per prescription and are accrued based on historical experience, contract terms and the volume of product and cards in the distribution channel.

Accounts receivable balances in the Company’s consolidated financial statements are presented net of SRA estimates. SRA balances in accounts receivable were $181.4 million and $245.2 million at June 30, 2016 and December 31, 2015, respectively. SRA balances within accounts payable and accrued expenses were $1,713.0 million and $1,570.0 million at June 30, 2016  and December 31, 2015, respectively. The movements in the SRA reserve balances for continuing operations in the six months ended June 30, 2016 are as follows ($ in millions):

Balance as of December 31, 2015	$1,815.2
Provision to reduce gross product sales to net product sales	3,395.7
Payments and other	(3,316.5)
Balance as of June 30, 2016	$1,894.4

The provisions recorded to reduce gross product sales to net product sales, excluding discontinued operations, were as follows ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gross product sales	$5,388.4	$4,945.3	$10,394.8	$7,907.4
Provisions to reduce gross product sales to net product sales	(1,754.1)	(1,361.7)	(3,395.7)	(2,367.8)
Net product sales	$3,634.3	$3,583.6	$6,999.1	$5,539.6
Percentage of provisions to gross sales	32.6%	27.5%	32.7%	29.9%

The Company also had SRA reserves relating to discontinued operations of $1,703.1 million and $1,738.7 million as of June 30, 2016 and December 31, 2015, respectively.

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

Goodwill is considered impaired if the carrying amount of the net assets exceeds the fair value of the reporting unit. Impairment, if any, would be recorded in operating income and this could result in a material impact to net income / (loss) and income / (loss) earnings per share.

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

Annual Testing

In connection with the realignment of the Company’s operating segments in the second quarter of 2016, goodwill was reallocated to reporting units under the new segment structure.  The Company evaluated goodwill for six reporting units during the second quarter of 2016.  The Company performed its annual impairment test utilizing long-term growth rates for its reporting units ranging from 0% to 2.5% in its estimation of fair value and discount rates ranging from 8.0% to 9.5%.  The factors used in evaluating goodwill for impairment are subject to change and are tracked against historical results by management. Changes in the key assumptions by management can change the results of testing. The Company determined there was no impairment associated with goodwill.

In the second quarter of 2016, the Company tested its indefinite-lived trade name intangible assets for impairment noting no impairment.

The Company performed its annual IPR&D impairment test in the second quarter of 2016 noting the impairment of an international eye care pipeline project of $35.0 million based on a decrease in projected cash flows due to market conditions as well as an impairment of $20.0 million for a specified indication of a Botox therapeutic product based on a decrease in projected cash flows due to a decline in market demand assumptions.  In addition, during the three months ended June 30, 2016, the Company impaired IPR&D projects relating to women’s healthcare of $24.0 million and osteoarthritis of approximately $190.0 million based on clinical results.

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

A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following ($ in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) / income:
Net (loss) attributable to ordinary shareholders excluding income from discontinued operations, net of tax	$(494.0)	$(543.0)	$(656.5)	$(1,372.0)
Income from discontinued operations, net of tax	(77.3)	230.3	271.3	524.1
Net (loss) attributable to ordinary shareholders	$(571.3)	$(312.7)	$(385.2)	$(847.9)

Basic weighted average ordinary shares outstanding	395.6	392.6	395.2	341.3

Basic EPS:
Continuing operations	$(1.25)	$(1.38)	$(1.66)	$(4.02)
Discontinued operations	$(0.19)	$0.58	$0.69	$1.54
Net (loss) per share	$(1.44)	$(0.80)	$(0.97)	$(2.48)

Diluted weighted average ordinary shares outstanding	395.6	392.6	395.2	341.3

Diluted EPS:
Continuing operations	$(1.25)	$(1.38)	$(1.66)	$(4.02)
Discontinued operations	$(0.19)	$0.58	$0.69	$1.54
Net (loss) per share	$(1.44)	$(0.80)	$(0.97)	$(2.48)

Stock awards to purchase 4.2 million and 4.7 million ordinary shares for the three and six months ended June 30, 2016, respectively, were outstanding, but not included in the computation of diluted EPS, because the awards were anti-dilutive for continuing operations and as such the treatment for discontinued operations is also anti-dilutive. The weighted average impact of ordinary share equivalents of 17.6 million for the three and six months ended June 30 2016, which are anticipated to result from the mandatory conversion of the Company’s preferred shares were not included in the calculation of diluted EPS as their impact would be anti-dilutive.

Stock awards to purchase 5.1 million and 4.7 million ordinary shares during the three and six months ended June 30, 2015, respectively, were outstanding, but not included in the computation of diluted EPS, because the impact of the awards were anti-dilutive for continuing operations and as such the treatment for discontinued operations is also anti-dilutive. The weighted average impact of ordinary share equivalents of 16.7 million and 11.1 million for the three and six months ended June 30, 2015, respectively, which are anticipated to result from the mandatory conversion of the Company’s preferred shares were not included in the calculation of diluted EPS as their impact would be anti-dilutive.

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

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments do not change the core revenue recognition principle in Topic 606. The amendments provide clarifying guidance in certain narrow areas and add some practical expedients, which include assessing the specific collectability criterion and accounting for contracts that do not meet the criteria for Step 1 to determine whether a contract is valid and represents a genuine transaction; presentation of sales taxes and other similar taxes collected from customers; noncash consideration; contract modifications at transition; and completed contracts at transition. The amendments also clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption, however, an entity is still required to disclose the effect of the changes on any prior periods retrospectively adjusted. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for Topic 606. The Company is evaluating the impact, if any, the pronouncement will have on our financial positions and results of operations.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets including trade receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is evaluating the impact, if any, the pronouncement will have on our financial positions and results of operations.

NOTE 4 — Acquisitions and Other Agreements

During the six months ended June 30, 2015, the Company acquired material assets and businesses. The pro forma results of the businesses acquired that materially impacted the reported results of the Company are as follows (unaudited; $ in millions except per share information):

	Six Months Ended June 30, 2015
	As reported	Allergan Acquisition	Pro Forma
Net Revenue	$5,611.7	$1,523.0	$7,134.7
Net (loss) / income attributable to ordinary shareholders	$(847.9)	$377.7	$(470.2)
Net (loss) per share
Basic	$(2.48)		$(1.19)
Diluted	$(2.48)		$(1.19)

2016 Transactions

The following are the material transactions that were completed in the six months ended June 30, 2016.

Licenses and Asset Acquisitions

Topokine

On April 21, 2016, the Company acquired Topokine Therapeutics (“Topokine”), a privately held, clinical-stage biotechnology company focused on development stage topical medicines for fat reduction. Under the terms of the agreement, the Company acquired Topokine for an upfront payment of $85.0 million and success-based development and sales milestones of up to $260.0 million for XAF5, a first-in-class topical agent in development for the treatment of steatoblepharon, also known as undereye bags.  The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the transaction did not qualify as a business.  The total upfront net payment of approximately $85.0 million was expensed as a component of R&D expense and the future milestones will be recorded when the event becomes probable.

Heptares License

On April 6, 2016, the Company entered into an agreement with Heptares Therapeutics (“Heptares”), under which the Company licensed exclusive global rights to a portfolio of novel subtype-selective muscarinic receptor agonists in development for the treatment of major neurological disorders, including Alzheimer's disease. Under the terms of the agreement, Heptares received an upfront payment of $125.0 million and is eligible to receive contingent milestone payments of up to approximately $665.0 million associated with the successful Phase 1, 2 and 3 clinical development and launch of the first three licensed compounds for multiple indications and up to approximately $2.575 billion associated with achieving certain annual sales thresholds during the several years following launch (the “Heptares Transaction”). In addition, Heptares is eligible to receive up to double-digit tiered royalties on net sales of all products resulting from the partnership. The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the transaction did not qualify as a business. The total upfront payment of approximately $125.0 million was expensed as a component of R&D expense and the future milestones will be recorded when the event becomes probable.

Anterios

On January 6, 2016, the Company acquired Anterios, Inc. (“Anterios”), a clinical stage biopharmaceutical company developing a next generation delivery system and botulinum toxin-based prescription products. Under the terms of the agreement, the Company acquired Anterios for an upfront net payment of approximately $90.0 million and potential development and commercialization milestone payments related to an investigational topical formulation of botulinum toxin type A in development for the potential treatment of hyperhidrosis, acne, and crow’s feet lines and the related NDS™, Anterios' proprietary platform delivery technology that enables local, targeted delivery of neurotoxins through the skin without the need for injections (“the Anterios Transaction”). Total future milestone payments could amount to $387.5 million. The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the transaction did not qualify as a business.  The total upfront net payment of approximately $90.0 million was expensed as a component of R&D expense and the future milestones will be recorded when the event becomes probable.

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

Kythera

On October 1, 2015, the Company acquired Kythera Biopharmaceuticals (“Kythera”) for $75 per share, or an acquisition accounting purchase price of $2,089.5 million (the “Kythera Acquisition”). Kythera was focused on the discovery, development and commercialization of novel prescription aesthetic products. Kythera’s lead product, Kybella® injection, is the first and only Food and Drug Administration (“FDA”) approved, non-surgical treatment for moderate to severe submental fullness, commonly referred to as double chin.

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

Auden Mckenzie

On May 29, 2015 the Company acquired Auden Mckenzie Holdings Limited (“Auden”), a company specializing in the development, licensing and marketing of niche generic medicines and proprietary brands in the United Kingdom (“UK”) and across Europe for approximately 323.7 million British Pounds, or $495.9 million (the “Auden Acquisition”).  The assets and liabilities acquired, as well as the results of operations for the acquired Auden business are part of the assets divested in the Teva Transaction.  Results of Auden are included as a component of income from discontinued operations and the acquired financial position is included in assets and liabilities held for sale.

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

Allergan

On March 17, 2015, the Company acquired Legacy Allergan for approximately $77.0 billion including outstanding indebtedness assumed of $2.2 billion, cash consideration of $40.1 billion and equity consideration of $34.7 billion, which includes outstanding equity awards (the “Allergan Acquisition”). Under the terms of the agreement, Legacy Allergan shareholders received 111.2 million of the Company’s ordinary shares, 7.0 million of the Company’s non-qualified stock options and 0.5 million of the Company’s share units. The addition of Legacy Allergan’s therapeutic franchises in ophthalmology, neurosciences and medical aesthetics/dermatology/plastic surgery complements the Company’s existing central nervous system, gastroenterology, women’s health and urology franchises. The combined company also benefited significantly from Legacy Allergan’s global brand equity and consumer awareness of key products, including Botox® and Restasis®. The transaction expanded our presence and market and product reach across many international markets, with strengthened commercial positions across Canada, Europe, Southeast Asia and other high-value growth markets, including China, India, the Middle East and Latin America.

Inventories

The fair value of inventories acquired included an acquisition accounting fair market value step-up of $923.9 million. In the six months ended June 30, 2016, the Company recognized $21.6 million as a component of cost of sales as the inventory acquired was sold to the Company’s customers.

In the three and six months ended June 30, 2015, the Company recognized $433.4 million and $504.4 million, respectively, as a component of cost of sales as the inventory acquired was sold to the Company’s customers.

Acquisition-Related Expenses

As a result of the Allergan Acquisition, the Company incurred the following transaction and integration costs in the three months ended June 30, 2016 and 2015, respectively ($ in millions):

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Cost of sales
Stock-based compensation acquired for Legacy Allergan employees	$2.1	$7.4
Acquisition, integration and restructuring related charges	1.9	1.2
Research and development
Stock-based compensation acquired for Legacy Allergan employees	9.4	36.1
Acquisition, integration and restructuring related charges	1.0	6.3
Selling and marketing
Stock-based compensation acquired for Legacy Allergan employees	16.7	39.7
Acquisition, integration and restructuring related charges	7.9	10.5
General and administrative
Stock-based compensation acquired for Legacy Allergan employees	8.4	43.2
Acquisition, integration and restructuring related charges	53.8	62.0
Other (expense) income
Bridge loan facilities expense	-	(1.9)
Interest rate lock	-	-
Total transaction and integration costs	$101.2	$208.3

As a result of the acquisition, the Company incurred the following transaction and integration costs in the six months ended June 30, 2016 and 2015, respectively ($ in millions):

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Cost of sales
Stock-based compensation acquired for Legacy Allergan employees	$5.2	$14.3
Acquisition, integration and restructuring related charges	5.8	12.1
Research and development
Stock-based compensation acquired for Legacy Allergan employees	23.3	91.6
Acquisition, integration and restructuring related charges	3.8	66.2
Selling and marketing
Stock-based compensation acquired for Legacy Allergan employees	37.2	62.9
Acquisition, integration and restructuring related charges	12.9	60.5
General and administrative
Stock-based compensation acquired for Legacy Allergan employees	18.3	226.2
Acquisition-related expenditures	-	65.5
Acquisition, integration and restructuring related charges	93.6	165.7
Other (expense) income
Bridge loan facilities expense	-	(264.9)
Interest rate lock	-	31.0
Total transaction and integration costs	$200.1	$998.9

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

Divestitures

Respiratory Business

As part of the Forest Acquisition (defined below), we acquired certain assets that comprised Legacy Forest’s branded respiratory business in the U.S. and Canada (the “Respiratory Business”). During the year ended December 31, 2014, we held for sale respiratory assets of $734.0 million, including allocated goodwill to this unit of $309.1 million. On March 2, 2015, the Company sold the Respiratory Business to AstraZeneca plc (“AstraZeneca”) for consideration of $600.0 million upon closing, additional funds to be received for the sale of certain of our inventory to AstraZeneca and low single-digit royalties above a certain revenue threshold. AstraZeneca also paid Allergan an additional $100.0 million and Allergan has agreed to a number of contractual consents and approvals, including certain amendments to the ongoing collaboration agreements between AstraZeneca and Allergan (the “Respiratory Sale”).  As a result of the final terms of the agreement, in the six months ended June 30, 2015, the Company recognized an incremental charge in cost of sales (including the acquisition accounting fair value mark-up of inventory) relating to inventory that will not be sold to AstraZeneca of $35.3 million. In the quarter ended June 30, 2015, the Company recorded an out-of-period pre-tax expense of $38.8 million related to the write off of royalty rights that expired in April 2015 in connection with the first quarter 2015 transaction. The impact of the out-of-period adjustment is not material to either the three months ended March 31, 2015 or the three months ended June 30, 2015. The Company recognized a loss in other (expense) income for the sale of the business of $38.8 million and $5.3 million, in the three and six months ended June 30, 2015, respectively.

2014 Transactions

The following are the material transactions that were completed in the year ended December 31, 2014 impacted our results of operations in the current period.

Durata Therapeutics

On November 17, 2014, the Company completed its tender offer to purchase all of the outstanding shares of Durata Therapeutics, Inc. (“Durata”), an innovative pharmaceutical company focused on the development and commercialization of novel therapeutics for patients with infectious diseases and acute illnesses (the “Durata Acquisition”). The Company purchased all outstanding shares of Durata, which were valued at approximately $724.5 million, including the assumption of debt. Additionally, there is one contingent value right (“CVR”) per share, entitling the holder to receive additional cash payments of up to $5.00 per CVR if certain regulatory or commercial milestones related to Durata’s lead product Dalvance® are achieved. The CVR had an acquisition date fair value of $49.0 million.

Contingent Consideration

At the time of the Durata Acquisition, additional consideration was conditionally due to the seller based upon the approval of Dalvance® in Europe, the approval of a single dose indication and the product reaching certain sales milestones. The Company estimated the acquisition accounting fair value of the contingent consideration to be $49.0 million using a probability weighted approach that considered the possible outcomes based on assumptions related to the timing and probability of the product launch date, discount rates matched to the timing of the payment, and probability of success rates and discount adjustments on the related cash flows. On March 2, 2015, the Company announced that the European Commission had granted Allergan’s subsidiary Durata Therapeutics International B.V., marketing authorization for Xydalba™ (dalbavancin) for the treatment of acute bacterial skin and skin structure infections (ABSSSI) in adults. The approval triggered the first CVR payment in the quarter ended March 31, 2015 of $30.9 million. In January 2016, the Company received approval from the FDA for an expanded label that will include a single dose of Dalvance®, which triggered a second CVR payment of $30.9 million in the quarter ended March 31, 2016.  The difference between the probability weighted fair value and the final payments are recorded as a component of cost of sales.

Forest Laboratories

On July 1, 2014, the Company acquired Forest Laboratories, Inc. (“Legacy Forest”) for $30.9 billion including outstanding indebtedness assumed of $3.3 billion, equity consideration of $20.6 billion, which includes outstanding equity awards, and cash consideration of $7.1 billion (the “Forest Acquisition”). Under the terms of the transaction, Legacy Forest shareholders received 89.8 million Allergan plc ordinary shares, 6.1 million Allergan plc non-qualified stock options and 1.1 million Allergan plc share units. Legacy Forest was a leading, fully integrated, specialty pharmaceutical company largely focused on the United States market. Legacy Forest marketed a portfolio of branded drug products and developed new medicines to treat patients suffering from diseases principally in the following therapeutic areas: central nervous system, cardiovascular, gastrointestinal, respiratory, anti-infective, and cystic fibrosis. A portion of the assets acquired were divested as part of the Teva Transaction.

Inventories

The fair value of inventories acquired included an acquisition accounting fair market value step-up of $1,036.3 million. In the six months ended June 30, 2016, the Company recognized $20.1 million as a component of cost of sales as the inventory acquired on July 1, 2014 was sold to the Company’s customers.

In the three and six months ended June 30, 2015, the Company recognized $49.8 million and $186.6 million, respectively, as a component of cost of sales as the inventory acquired on July 1, 2014 was sold to the Company’s customers in addition to a write-off associated with the Respiratory Sale. A portion of these amounts are included in discontinued operations in the six months ended June 30, 2015.

As a result of the Forest Acquisition, the Company incurred the following transaction and integration costs in the three months ended June 30, 2016 and 2015, respectively  ($ in millions):

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Cost of sales
Stock-based compensation acquired for Forest employees	$0.7	$1.5
Acquisition, integration and restructuring related charges	-	0.1
Research and development
Stock-based compensation acquired for Forest employees	4.8	8.5
Acquisition, integration and restructuring related charges	0.2	-
Selling and marketing
Stock-based compensation acquired for Forest employees	7.4	8.8
Acquisition, integration and restructuring related charges	-	0.1
General and administrative
Stock-based compensation acquired for Forest employees	10.6	11.1
Acquisition, integration and restructuring related charges	-	34.2
Total transaction and integration costs	$23.7	$64.3

As a result of the Forest Acquisition, the Company incurred the following transaction and integration costs in the and six months ended June 30, 2016 and 2015, respectively ($ in millions):

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Cost of sales
Stock-based compensation acquired for Forest employees	$1.2	$2.7
Acquisition, integration and restructuring related charges	-	1.1
Research and development
Stock-based compensation acquired for Forest employees	8.9	24.5
Acquisition, integration and restructuring related charges	0.3	8.8
Selling and marketing
Stock-based compensation acquired for Forest employees	14.8	28.4
Acquisition, integration and restructuring related charges	-	16.9
General and administrative
Stock-based compensation acquired for Forest employees	18.7	32.2
Acquisition, integration and restructuring related charges	1.2	47.2
Total transaction and integration costs	$45.1	$161.8

NOTE 5 — Discontinued Operations

Global Generics Business

On July 27, 2015, the Company announced that it entered into the Teva Transaction, which closed on August 2, 2016.  Under the Teva Agreement, Teva acquired Allergan's global generics business, including the U.S. and international generic commercial units, our third-party supplier Medis, our global generic manufacturing operations, our global generic R&D unit, our international OTC commercial unit (excluding OTC eye care products) and some established international brands.   Allergan retained its global branded pharmaceutical and medical aesthetics businesses, as well as its biosimilars development programs, certain OTC products, and the Anda Distribution business now being held for sale. The Company will also have continuing involvement with Teva after the close of the transaction.  As a result of the Teva Transaction, the Company holds equity in Teva, continues to distribute products divested to Teva through our held for sale Anda Distribution business as well as purchases product manufactured by Teva for sale in our US General Medicine segment as part of ongoing transitional service and contract manufacturing agreements.

On June 30, 2016, the Company held for sale its Anda Distribution business, which distributes generic, brand, specialty and OTC pharmaceutical products from more than 300 manufacturers to retail independent and chain pharmacies, nursing homes, mail order pharmacies, hospitals, clinics and physician offices across the United States. The Company decided to hold for sale this business unit as the Company intends to continue its evolution into a focused branded pharmaceutical company.  On August 2, 2016, the Company entered into a definitive agreement under which Teva will acquire the Anda Distribution business for $500.0 million.

Financial results of the global generics business and the Anda Distribution business are presented as "Income from discontinued operations" on the Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015; and assets and liabilities of the businesses are presented as "Current assets held for sale", "Non current assets held for sale", “Current liabilities held for sale” and “Long term liabilities held for sale” on the Consolidated Balance Sheet as of June 30, 2016 and December 31, 2015.

The following table presents key financial results of the businesses included in "Income from discontinued operations" for the three and six months ended June 30, 2016 and 2015 ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues	$2,095.9	$2,126.3	$3,747.8	$4,377.5
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	1,281.0	1,212.3	2,267.3	2,403.8
Research and development	120.0	105.2	232.3	218.5
Selling and marketing	142.5	179.5	283.5	382.9
General and administrative	167.6	160.6	309.1	324.3
Amortization	2.4	157.8	4.8	297.8
Asset sales and impairments, net	-	(2.3)	-	50.9
Total operating expenses	1,713.5	1,813.1	3,097.0	3,678.2
Operating income	382.4	313.2	650.8	699.3
Other (expense) income, net	(0.6)	(8.3)	(0.4)	(8.1)
Provision for income taxes	459.1	74.6	379.1	167.1
Net (loss) / income from discontinued operations	$(77.3)	$230.3	$271.3	$524.1

For the six months ended June 30, 2016, the Company recorded a deferred tax expense of $262.5 million related to investments in certain subsidiaries. The recognition of this benefit has been reflected in income from discontinued operations, net of tax with the deferred tax asset reflected in non-current deferred tax assets on the balance sheet.

The following table presents the aggregate carrying amounts of the major classes of assets and liabilities related to the businesses ($ in millions):

	June 30, 2016	December 31, 2015
Assets:
Accounts receivable, net	$2,506.0	$2,365.9
Inventories	1,450.2	1,390.7
Prepaid expenses and other current assets	283.3	329.7
Property, plant and equipment, net	1,450.2	1,398.2
Investments and other assets	35.1	42.2
Non-current deferred tax assets	178.7	162.1
Product rights and other intangibles	2,982.3	3,014.8
Goodwill	6,151.7	6,096.0
Total assets	$15,037.5	$14,799.6

Liabilities:
Accounts payable and accrued expenses	$1,751.3	$1,656.7
Income taxes payable	24.0	34.4
Debt and capital leases	4.5	5.8
Other long-term liabilities	62.9	92.0
Other taxes payable	35.9	69.0
Long-term deferred tax liabilities	376.0	370.7
Total liabilities	$2,254.6	$2,228.6

Depreciation and amortization was ceased upon the determination that the held for sale criteria were met, which was the announcement date of the Teva Transaction and June 30, 2016 for the Anda Distribution business. The depreciation, amortization and significant operating and investing non-cash items of the discontinued operations were as follows ($ in millions):

	Six Months Ended June 30,
	2016	2015
Depreciation from discontinued operations	$2.1	$75.6
Amortization from discontinued operations	4.8	297.8
Capital expenditures	75.0	110.1
Deferred income taxes expense	342.0	130.1

NOTE 6 – Other Income/(Expense)

On November 23, 2015, the Company announced that it entered into a definitive merger agreement (the “Pfizer Agreement”) under which Pfizer Inc. (“Pfizer”), a global innovative biopharmaceutical company, and Allergan plc would merge in a stock and cash transaction.  On April 6, 2016, the Company announced that its merger agreement with Pfizer was terminated by mutual agreement. In connection with the termination of the merger agreement, Pfizer has paid Allergan plc $150.0 million for reimbursement of expenses associated with the transaction which is included as a component of other income (expense) in the three and six months ended June 30, 2016.  In addition, as part of the then pending Pfizer Agreement, the Company incurred transaction related expenses of $38.2 million and $74.9 million in the three and six months ended June 30, 2016, respectively.

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

Share-Based Compensation Expense

Share-based compensation expense recognized in the Company’s results of operations for the three months ended June 30, 2016 and 2015 were as follows ($ in millions):

	Three Months Ended June 30,
	2016	2015
Equity based compensation awards	$89.8	$175.2
Cash-settled equity awards in connection with the Allergan Acquisition	-	-
Non equity-settled awards other	(1.6)	-
Total stock-based compensation expense	$88.2	$175.2

 Included in the table above is stock-based compensation relating to discontinued operations of $4.6 million and $9.7 million for the three months ended June 30, 2016 and 2015, respectively.

Share-based compensation expense recognized in the Company’s results of operations for the six months ended June 30, 2016 and 2015 were as follows ($ in millions):

	Six Months Ended June 30,
	2016	2015
Equity-based compensation awards	$188.8	$400.7
Cash-settled equity awards in connection with the Allergan Acquisition	-	127.1
Non equity-settled awards other	7.6	-
Total stock-based compensation expense	$196.4	$527.8

Included in the table above is stock-based compensation relating to discontinued operations of $12.8 million and $19.5 million for the six months ended June 30, 2016 and 2015, respectively.

Included in the equity-based compensation awards for the three and six months ended June 30, 2016 and 2015 is the impact of accelerations and step-ups relating to the acquisition accounting treatment of outstanding awards acquired in the Allergan and Forest acquisitions as follows ($ in millions):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Allergan Acquisition	$25.8	$105.5	$60.0	$239.8
Forest Acquisition	14.3	26.0	27.2	70.9
Total	$40.1	$131.5	$87.2	$310.7

Unrecognized future stock-based compensation expense was $646.4 million as of June 30, 2016, including $220.1 million from the Allergan Acquisition and $68.4 million from the Forest Acquisition. This amount will be recognized as an expense over a remaining weighted average period of 1.7 years. Stock-based compensation is being amortized and charged to operations over the same period as the restrictions are eliminated for the participants, which is generally on a straight-line basis.

Share Activity

The following is a summary of equity award activity for unvested restricted stock and stock units in the period from December 31, 2015 through June 30, 2016:

(in millions, except per share data)	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Grant Date Fair Value
Restricted shares / units outstanding at December 31, 2015	2.0	$209.90	1.7	$419.8
Granted	0.6	281.75		169.0
Vested	(0.7)	(167.34)		(117.1)
Forfeited	*	(244.31)		(14.3)
Restricted shares / units outstanding at June 30, 2016	1.9	$250.08	1.9	$457.4

*	Forfeited non-qualified options in the six months ended June 30, 2016 were approximately 34,000 shares/units.

The following is a summary of equity award activity for non-qualified options to purchase ordinary shares in the period from December 31, 2015 through June 30, 2016:

(in millions, except per share data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2015	10.5	$149.11	6.7	$1,707.8
Granted	0.2	283.70
Exercised	(0.9)	(116.40)
Cancelled	(0.1)	(115.00)
Outstanding, June 30, 2016	9.7	$112.85	6.3	$1,145.2
Vested and expected to vest at June 30, 2016	9.2	$111.42	6.2	$1,095.3

NOTE 8 — Reportable Segments

In the second quarter of 2016, Allergan announced a realignment of its businesses to streamline operations. Prior to the realignment, the Company operated and managed its business as four distinct operating segments: US Brands, US Medical Aesthetics, International and Anda Distribution. Under the new organizational structure being reported, and the decision to hold for sale our Anda Distribution business, the Company organized its businesses into the following segments: US Specialized Therapeutics, US General Medicine and International. In addition, certain revenues and shared costs, and the results of corporate initiatives, are managed outside of the three segments.  Prior period results have been recast to align to the current segment presentation.

The operating segments are organized as follows:

•

The US Specialized Therapeutics segment includes sales and expenses relating to branded products within the US, including Medical Aesthetics, Medical Dermatology, Eye Care, Neurosciences and Urology therapeutic products.

•

The US General Medicine segment includes sales and expenses relating to branded products within the US that do not fall into the US Specialized Therapeutics business units, including Central Nervous System, Gastrointestinal, Women’s Health, Anti-Infectives and Established Brands.

•	The International segment includes sales and expenses relating to products sold outside the US.

The Company evaluates segment performance based on segment contribution. Segment contribution for our segments represents net revenues less cost of sales (defined below), selling and marketing expenses, and select general and administrative expenses. Included in segment revenues are products sales that are sold through the Anda Distribution business once the Anda Distribution business has sold the product to a third party customer. These sales are included in segment results and are reclassified into revenues from discontinued operations through a reduction of Corporate revenues which eliminates the sales made by our Anda Distribution business from results of continuing operations.  Cost of sales for these products in discontinued operations is equal to our average third party cost of sales for third party brand products distributed by Anda Distribution. The Company does not evaluate the following items at the segment level:

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

The Company defines segment net revenues as product sales and other revenue derived from branded products or licensing agreements. In March 2015, as a result of the Allergan Acquisition, we began to promote Restasis®, Lumigan®/Ganfort®, Alphagan®/Combigan®, Botox®, fillers, other aesthetic products and other eye care products.

Cost of sales within segment contribution includes standard production and packaging costs for the products we manufacture, third party acquisition costs for products manufactured by others, profit-sharing or royalty payments for products sold pursuant to licensing agreements and finished goods inventory reserve charges.  Cost of sales included within segment contribution does not include non-standard production costs, such as non-finished goods inventory obsolescence charges, manufacturing variances and excess capacity utilization charges, where applicable. Cost of sales does not include amortization or impairment costs for acquired product rights or other acquired intangibles.

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

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the three months ended June 30, 2016 and 2015 ($ in millions):

	Three Months Ended June 30, 2016
	US Specialized	US General
	Therapeutics	Medicine	International	Total
Net revenues	$1,488.9	$1,449.1	$757.0	$3,695.0

Operating expenses:
Cost of sales(1)	75.1	214.9	115.0	405.0
Selling and marketing	287.8	332.7	207.2	827.7
General and administrative	46.0	43.7	30.9	120.6
Segment Contribution	$1,080.0	$857.8	$403.9	$2,341.7
Contribution margin	72.5%	59.2%	53.4%	63.4%
Corporate				308.4
Research and development				636.5
Amortization				1,633.1
In-process research and development impairments				268.9
Asset sales and impairments, net				(17.6)
Operating (loss)				$(487.6)
Operating margin				(13.2)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.

	Three Months Ended June 30, 2015
	US Specialized	US General
	Therapeutics	Medicine	International	Total
Net revenues	$1,347.7	$1,608.0	$717.1	$3,672.8

Operating expenses:
Cost of sales(1)	74.4	238.0	111.8	424.2
Selling and marketing	247.8	309.2	196.1	753.1
General and administrative	20.9	18.1	35.0	74.0
Segment Contribution	$1,004.6	$1,042.7	$374.2	$2,421.5
Contribution margin	74.5%	64.8%	52.2%	65.9%
Corporate				831.7
Research and development				349.7
Amortization				1,515.7
In-process research and development impairments				197.6
Asset sales and impairments, net				2.9
Operating (loss)				$(476.1)
Operating margin				(13.0)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.

The following is a reconciliation of net revenues for the operating segments to the Company’s net revenues for the three months ended June 30, 2016 and 2015 ($ in millions):

	Three Months Ended June 30,
	2016	2015
Segment net revenues	$3,695.0	$3,672.8
Corporate revenues	(10.2)	(44.1)
Net revenues	$3,684.8	$3,628.7

No country outside of the United States represents ten percent or more of net revenues. The US Specialized Therapeutics and US General Medicine segments are comprised solely of sales within the United States.

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the six months ended June 30, 2016 and 2015 ($ in millions):

	Six Months Ended June 30, 2016
	US Specialized	US General
	Therapeutics	Medicine	International	Total
Net revenues	$2,787.6	$2,902.8	$1,430.3	$7,120.7

Operating expenses:
Cost of sales(1)	145.8	434.5	214.2	794.5
Selling and marketing	552.4	610.0	394.5	1,556.9
General and administrative	85.2	85.9	58.5	229.6
Segment Contribution	$2,004.2	$1,772.4	$763.1	$4,539.7
Contribution margin	71.9%	61.1%	53.4%	63.8%
Corporate				680.8
Research and development				1,039.6
Amortization				3,222.8
In-process research and development impairments				274.9
Asset sales and impairments, net				(19.3)
Operating (loss)				(659.1)
Operating margin				(9.3)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.

	Six Months Ended June 30, 2015
	US Specialized	US General
	Therapeutics	Medicine	International	Total
Net revenues	$1,593.0	$3,251.7	$835.8	$5,680.5

Operating expenses:
Cost of sales(1)	88.6	446.5	135.5	670.6
Selling and marketing	288.8	654.3	238.4	1,181.5
General and administrative	28.9	71.3	42.4	142.6
Segment Contribution	$1,186.7	$2,079.6	$419.5	$3,685.8
Contribution margin	74.5%	64.0%	50.2%	64.9%
Corporate				1,696.3
Research and Development				667.4
Amortization				2,301.1
In-process research and development impairments				197.6
Asset sales and impairments, net				7.5
Operating (loss)				(1,184.1)
Operating margin				(20.8)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.

The following is a reconciliation of net revenues for the operating segments to the Company’s net revenues for the six months ended June 30, 2016 and 2015 ($ in millions):

	Six Months Ended June 30,
	2016	2015
Segment net revenues	$7,120.7	$5,680.5
Corporate revenues	(36.6)	(68.8)
Net revenues	$7,084.1	$5,611.7

No country outside of the United States represents ten percent or more of net revenues. The US Specialized Therapeutics and US General Medicine segments are comprised solely of sales within the United States.

The following tables present global net revenues for the top products of the Company for the three and six months ended June 30, 2016 and 2015 ($ in millions):

	Three Months Ended June 30,
	Global		U.S.		International
	2016	2015	2016	2015	2016	2015
Botox®	$719.7	$631.4	$502.2	$430.1	$217.5	$201.3
Restasis®	390.6	325.0	371.3	309.9	19.3	15.1
Fillers	224.9	196.0	117.6	104.2	107.3	91.8
Namenda XR®	166.5	204.7	166.5	204.7	-	-
Lumigan®/Ganfort®	175.1	176.5	80.6	86.1	94.5	90.4
Bystolic®	150.7	157.1	150.3	157.1	0.4	-
Linzess®/Constella®	155.1	113.2	150.5	112.1	4.6	1.1
Alphagan®/Combigan®	140.2	135.5	96.0	93.4	44.2	42.1
Asacol®/Delzicol®	130.8	149.3	119.8	134.0	11.0	15.3
Lo Loestrin®	101.0	79.2	101.0	79.2	-	-
Viibryd®/Fetzima®	81.8	80.7	81.7	80.7	0.1	-
Estrace® Cream	97.2	70.1	97.2	70.1	-	-
Minastrin® 24	83.6	56.1	83.0	56.1	0.6	-
Breast Implants	91.9	93.4	51.7	50.2	40.2	43.2
Carafate®/Sulcrate®	50.9	46.9	50.3	46.9	0.6	-
Ozurdex®	67.2	51.0	21.5	16.6	45.7	34.4
Aczone®	54.1	60.3	54.1	60.3	-	-
Namenda® IR	4.1	232.6	4.1	232.6	-	-
Other Products Revenues	823.8	814.8	652.8	632.4	171.0	182.4
Less product sold through Anda Distribution business	(24.4)	(45.1)	(24.4)	(45.1)	-	-
Total Net Revenues	$3,684.8	$3,628.7	$2,927.8	$2,911.6	$757.0	$717.1

	Six Months Ended June 30,
	Global		U.S.		International
	2016	2015	2016	2015	2016	2015
Botox®	$1,357.2	$715.4	$957.7	$490.8	$399.5	$224.6
Restasis®	704.3	354.9	670.0	338.6	34.3	16.3
Fillers	427.7	220.6	220.3	117.0	207.4	103.6
Namenda XR®	339.6	355.3	339.6	355.3	-	-
Lumigan®/Ganfort®	344.7	197.7	162.1	94.2	182.6	103.5
Bystolic®	314.7	321.2	313.9	320.8	0.8	0.4
Linzess®/Constella®	296.0	209.4	287.6	207.6	8.4	1.8
Alphagan®/Combigan®	266.9	151.5	180.9	103.5	86.0	48.0
Asacol®/Delzicol®	252.0	298.4	225.7	265.9	26.3	32.5
Lo Loestrin®	190.3	162.5	190.3	161.9	-	0.6
Viibryd®/Fetzima®	165.1	160.3	165.0	160.3	0.1	-
Estrace® Cream	177.8	142.0	177.8	142.0	-	-
Minastrin® 24	164.0	121.5	162.6	120.9	1.4	0.6
Breast Implants	175.0	112.9	98.1	61.9	76.9	51.0
Carafate®/Sulcrate®	112.4	100.5	111.3	100.5	1.1	-
Ozurdex®	127.7	58.0	40.9	19.3	86.8	38.7
Aczone®	87.1	66.3	87.1	66.3	-	-
Namenda® IR	9.9	478.0	9.9	478.0	-	-
Other Products Revenues	1,628.0	1,455.7	1,309.3	1,241.5	318.7	214.2
Less product sold through Anda Distribution business	(56.3)	(70.4)	(56.3)	(70.4)	-	-
Total Net Revenues	$7,084.1	$5,611.7	$5,653.8	$4,775.9	$1,430.3	$835.8

Unless included above, no product represents ten percent or more of total net revenues.

The following table presents top product sales and net revenues for the US Specialized Therapeutics segment for the three and six months ended June 30, 2016 and 2015 ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total Eye Care	$636.1	$578.6	$1,169.1	$673.3
Restasis®	371.3	309.9	670.0	338.6
Lumigan®/Ganfort®	80.6	86.1	162.1	94.2
Alphagan®/Combigan®	96.0	93.4	180.9	103.5
Ozurdex®	21.5	16.6	40.9	19.3
Eye Drops	49.1	49.0	89.9	86.5
Other Eye Care	17.6	23.6	25.3	31.2
Total Medical Aesthetics	419.8	366.2	793.7	421.3
Facial Aesthetics	320.2	263.7	599.6	298.9
Botox® Cosmetics	189.9	159.5	355.3	181.9
Fillers	117.6	104.2	220.3	117.0
Kybella®	12.7	-	24.0	-
Plastic Surgery	52.8	54.1	100.9	68.2
Breast Implants	51.7	50.2	98.1	61.9
Other Plastic Surgery	1.1	3.9	2.8	6.3
Skin Care	46.8	48.4	93.2	54.2
SkinMedica®	29.1	25.5	55.7	28.6
Latisse®	17.7	22.9	37.5	25.6
Total Medical Dermatology	97.1	120.7	166.1	141.6
Aczone®	54.1	60.3	87.1	66.3
Tazorac®	23.4	25.5	40.5	38.1
Botox® Hyperhidrosis	16.3	18.4	32.6	20.5
Other Medical Dermatology	3.3	16.5	5.9	16.7
Total Neuroscience and Urology	326.3	277.7	633.1	345.8
Botox® Therapeutics	296.0	252.2	569.8	288.4
Rapaflo®	29.4	25.5	62.4	57.4
Other Neuroscience and Urology	0.9	-	0.9	-
Other Revenues	9.6	4.5	25.6	11.0
Net revenues	$1,488.9	$1,347.7	$2,787.6	$1,593.0

The following table presents top product sales and revenues for the US General Medicine segment for the three and six months ended June 30, 2016 and 2015 ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total Central Nervous System (CNS)	$317.5	$560.8	$639.1	$1,078.4
Namenda XR®	166.5	204.7	339.6	355.3
Namzaric®	12.8	1.6	23.1	1.6
Viibryd®/Fetzima®	81.7	80.7	165.0	160.3
Vraylar™	11.1	-	18.7	-
Saphris®	41.3	41.2	82.8	83.2
Namenda® IR	4.1	232.6	9.9	478.0
Total Gastrointestinal (GI)	442.0	373.2	845.6	739.8
Linzess®	150.5	112.1	287.6	207.6
Viberzi®	20.4	-	24.4	-
Asacol®/Delzicol®	119.8	134.0	225.7	265.9
Carafate®/Sulcrate®	50.3	46.9	111.3	100.5
Canasa®/Salofalk®	46.7	34.6	87.8	67.6
Zenpep®	43.0	37.1	92.6	78.4
Other GI	11.3	8.5	16.2	19.8
Total Women's Health	296.1	219.4	559.8	448.7
Lo Loestrin®	101.0	79.2	190.3	161.9
Minastrin® 24	83.0	56.1	162.6	120.9
Estrace® Cream	97.2	70.1	177.8	142.0
Liletta®	5.7	4.9	10.6	4.9
Other Women's Health	9.2	9.1	18.5	19.0
Total Anti-Infectives	63.1	44.1	114.6	86.0
Teflaro®	35.2	31.7	68.6	69.5
Avycaz®	13.7	5.4	22.1	5.4
Dalvance®	10.2	4.5	16.4	6.4
Other Anti-Infectives	4.0	2.5	7.5	4.7
Established Brands	308.5	394.5	719.5	867.2
Bystolic®	150.3	157.1	313.9	320.8
Armour Thyroid	40.6	25.2	82.7	54.2
Enablex®	-	18.0	12.8	34.3
Lexapro®	16.5	16.3	35.2	35.8
Savella®	22.3	27.8	46.0	51.6
PacPharma	14.7	26.2	43.5	29.2
Other Established Brands	64.1	123.9	185.4	341.3
Other Revenues	21.9	16.0	24.2	31.6
Net revenues	$1,449.1	$1,608.0	$2,902.8	$3,251.7

The following table presents top product sales and net revenues for the International segment for the three and six months ended June 30, 2016 and 2015 ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total Eye Care	$318.7	$301.7	$610.2	$342.2
Lumigan®/Ganfort®	94.5	90.4	182.6	103.5
Alphagan®/Combigan®	44.2	42.1	86.0	48.0
Ozurdex®	45.7	34.4	86.8	38.7
Optive®	26.0	25.4	50.1	28.7
Restasis®	19.3	15.1	34.3	16.3
Other Eye Drops	46.0	49.2	89.1	55.5
Other Eye Care	43.0	45.1	81.3	51.5
Total Medical Aesthetics	284.1	262.2	529.0	295.1
Facial Aesthetics	240.6	215.2	446.1	239.9
Botox® Cosmetics	132.7	123.4	237.6	136.3
Fillers	107.3	91.8	207.4	103.6
Belkyra® (Kybella®)	0.6	-	1.1	-
Plastic Surgery	40.3	43.2	77.1	51.0
Breast Implants	40.2	43.2	76.9	51.0
Earfold™	0.1	-	0.2	-
Skin Care	3.2	3.8	5.8	4.2
Botox® Therapeutics and Other	141.1	129.8	264.4	166.0
Botox® Therapeutics	84.8	77.9	161.9	88.3
Asacol®/Delzicol®	11.0	15.3	26.3	32.5
Constella®	4.6	1.1	8.4	1.8
Other Products	40.7	35.5	67.8	43.4
Other Revenues	13.1	23.4	26.7	32.5
Net revenues	$757.0	$717.1	$1,430.3	$835.8

NOTE 9 — Inventories

Inventories consist of finished goods held for sale and distribution, raw materials and work-in-process. Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). The Company writes down inventories to net realizable value based on forecasted demand, market conditions or other factors, which may differ from actual results.

Inventories consisted of the following ($ in millions):

	June 30,	December 31,
	2016	2015
Raw materials	$290.6	$242.4
Work-in-process	118.7	149.7
Finished goods	422.8	451.9
	832.1	844.0
Less: inventory reserves	105.3	86.5
Total Inventories	$726.8	$757.5

As of June 30, 2016, there was zero related to the fair-value step-up of acquired inventory.  Included in finished goods was $46.1 million related to the fair-value step-up of acquired inventory as of December 31, 2015.

NOTE 10 — Investments and Other Assets

Investments in marketable securities, other investments and other assets consisted of the following ($ in millions):

	June 30, 2016	December 31, 2015
Marketable securities:
U.S. Treasury and agency securities — maturing within one year	$17.1	$9.3
Total marketable securities	$17.1	$9.3
Investments and other assets:
Legacy Allergan deferred executive compensation investments	$114.0	$118.1
Equity method investments	13.0	17.3
Cost method investments	16.5	16.7
Other long-term investments	65.1	78.2
Taxes receivable	41.3	39.6
Other assets	102.7	138.8
Total investments and other assets	$352.6	$408.7

The Company’s marketable securities and other long-term investments are classified as available-for-sale and are recorded at fair value based on quoted market prices using the specific identification method. These investments are classified as either current or non-current, as appropriate, in the Company’s consolidated balance sheets.

NOTE 11 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following ($ in millions):

	June 30, 2016	December 31, 2015
Accrued expenses:
Accrued third-party rebates	$1,433.2	$1,281.6
Accrued payroll and related benefits	413.9	401.0
Interest payable	307.4	312.0
Current portion of contingent consideration obligations	282.0	79.9
Accrued returns	279.8	288.4
Accrued pharmaceutical fees	261.9	162.2
Litigation-related reserves and legal fees	179.8	191.7
Accrued R&D expenditures	120.0	384.1
Royalties payable	108.3	119.1
Accrued severance, retention and other shutdown costs	64.4	108.5
Accrued selling and marketing expenditures	64.2	127.2
Accrued non-provision taxes	77.0	98.1
Dividends payable	24.2	24.0
Other accrued expenses	437.3	354.9
Total accrued expenses	$4,053.4	$3,932.7
Accounts payable	436.7	215.9
Total Accounts Payable and Accrued Expenses	$4,490.1	$4,148.6

NOTE 12 — Goodwill, Product Rights and Other Intangible Assets

In the second quarter of 2016, there was a strategic shift in the business as our operations are streamlined. Under the new organizational structure being reported, the Company organized its business into the following segments: US Specialized Therapeutics, US General Medicine and International. The Company recast goodwill by segment as a result of this change.

The Company’s goodwill by segment consisted of the following ($ in millions):

	US Specialized Therapeutics	US General Medicines	International	Total
Balance as of December 31, 2015	$18,347.2	$21,340.5	$6,777.5	$46,465.2
Foreign exchange and other adjustments	-	(26.6)	77.2	50.6
Balance as of June 30, 2016	$18,347.2	$21,313.9	$6,854.7	$46,515.8

As of June 30, 2016 and December 31, 2015, the gross balance of goodwill, pre-impairments, was $46,533.1 million and $46,482.5 million, respectively.  Goodwill in discontinued operations was $6,151.7 million and $6,096.0 million as of June 30, 2016 and December 31, 2015, respectively.

Product rights and other intangible assets consisted of the following ($ in millions):

Cost Basis	Balance as of December 31, 2015	Acquisitions	Impairments	IPR&D to CMP Transfers	Disposals/ Held for Sale/ Other	Foreign Currency Translation	Balance as of June 30, 2016
Intangibles with definite lives:
Product rights and other related intangibles	$64,366.0	$31.6	$-	$1,342.4	$(194.6)	$61.1	$65,606.5
Trade name	690.0	-	-	-	-	-	690.0
Total definite-lived intangible assets	$65,056.0	$31.6	$-	$1,342.4	$(194.6)	$61.1	$66,296.5
Intangibles with indefinite lives:
IPR&D	$11,128.2	$-	$(274.9)	$(1,342.4)	$-	$11.5	$9,522.4
Total indefinite-lived intangible assets	$11,128.2	$-	$(274.9)	$(1,342.4)	$-	$11.5	$9,522.4
Total product rights and related intangibles	$76,184.2	$31.6	$(274.9)	$-	$(194.6)	$72.6	$75,818.9

Accumulated Amortization	Balance as of December 31, 2015	Amortization	Impairments	IPR&D to CMP Transfers	Disposals/ Held for Sale/ Other	Foreign Currency Translation	Balance as of June 30, 2016
Intangibles with definite lives:
Product rights and other related intangibles	$(8,288.5)	$(3,184.0)	$-	$-	$176.9	$35.8	$(11,259.8)
Trade name	(59.5)	(38.8)	-	-	-	-	(98.3)
Total definite-lived intangible assets	$(8,348.0)	$(3,222.8)	$-	$-	$176.9	$35.8	$(11,358.1)
Total product rights and related intangibles	$(8,348.0)	$(3,222.8)	$-	$-	$176.9	$35.8	$(11,358.1)
Net Product Rights and Other Intangibles	$67,836.2						$64,460.8

The following items had a significant impact on net product rights and other intangibles in the six months ended June 30, 2016:

•	The Company recognized approximately $190.0 million in IPR&D impairments due to the termination of an osteoarthritis R&D project due to clinical results;
•	The Company impaired IPR&D assets relating to an international eye care pipeline project of $35.0 million based on a decrease in projected cash flows due to market conditions;
•

The Company impaired IPR&D assets relating to a specified indication of a Botox® therapeutic product of $20.0 million based on a decrease in projected cash flows due to a decline in market demand assumptions;

•	The Company recognized $24.0 million in IPR&D impairments due to the termination of a women’s healthcare R&D project due to clinical results; and
•	During the six months ended June 30, 2016, the Company reclassified certain intangible assets from IPR&D to CMP primarily related to Aczone®, Juvederm®, Dalvance® and Botox®.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights and other related intangibles as of June 30, 2016  over the remainder of 2016 and each of the next five years is estimated to be as follows ($ in millions):

Amortization Expense
2016 remaining	$3,214.2
2017	$6,469.2
2018	$5,955.8
2019	$5,845.9
2020	$5,607.7
2021	$4,732.5

The above amortization expense is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, finalization of preliminary fair value estimates, potential impairments, accelerated amortization or other events.

NOTE 13 — Long-Term Debt and Capital Leases

Total debt and capital leases consisted of the following ($ in millions):

	Balance As of		Fair Market Value As of
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Senior Notes:
Floating Rate Notes
$500.0 million floating rate notes due September 1, 2016	$500.0	$500.0	$500.5	$500.5
$500.0 million floating rate notes due March 12, 2018	500.0	500.0	502.0	499.6
$500.0 million floating rate notes due March 12, 2020	500.0	500.0	500.5	496.2
	1,500.0	1,500.0	1,503.0	1,496.3
Fixed Rate Notes
$800.0 million 5.750% notes due April 1, 2016	-	800.0	-	808.4
$1,000.0 million 1.850% notes due March 1, 2017	1,000.0	1,000.0	1,003.7	1,001.5
$500.0 million 1.300% notes due June 15, 2017	500.0	500.0	499.3	496.3
$1,200.0 million 1.875% notes due October 1, 2017	1,200.0	1,200.0	1,206.1	1,196.0
$3,000.0 million 2.350% notes due March 12, 2018	3,000.0	3,000.0	3,034.3	3,004.6
$250.0 million 1.350% notes due March 15, 2018	250.0	250.0	248.3	244.9
$1,050.0 million 4.375% notes due February 1, 2019	1,050.0	1,050.0	1,112.7	1,099.5
$500.0 million 2.450% notes due June 15, 2019	500.0	500.0	506.5	494.4
$400.0 million 6.125% notes due August 14, 2019	400.0	400.0	448.2	444.2
$3,500.0 million 3.000% notes due March 12, 2020	3,500.0	3,500.0	3,598.9	3,505.1
$650.0 million 3.375% notes due September 15, 2020	650.0	650.0	676.5	656.6
$750.0 million 4.875% notes due February 15, 2021	750.0	750.0	825.6	807.4
$1,200.0 million 5.000% notes due December 15, 2021	1,200.0	1,200.0	1,342.4	1,299.4
$3,000.0 million 3.450% notes due March 15, 2022	3,000.0	3,000.0	3,102.1	3,006.8
$1,700.0 million 3.250% notes due October 1, 2022	1,700.0	1,700.0	1,733.8	1,669.6
$350.0 million 2.800% notes due March 15, 2023	350.0	350.0	346.4	327.7
$1,200.0 million 3.850% notes due June 15, 2024	1,200.0	1,200.0	1,256.9	1,202.6
$4,000.0 million 3.800% notes due March 15, 2025	4,000.0	4,000.0	4,168.3	3,984.6
$2,500.0 million 4.550% notes due March 15, 2035	2,500.0	2,500.0	2,574.7	2,462.2
$1,000.0 million 4.625% notes due October 1, 2042	1,000.0	1,000.0	1,032.4	956.1
$1,500.0 million 4.850% notes due June 15, 2044	1,500.0	1,500.0	1,586.7	1,483.6
$2,500.0 million 4.750% notes due March 15, 2045	2,500.0	2,500.0	2,635.4	2,452.7
	31,750.0	32,550.0	32,939.2	32,604.2
Total Senior Notes Gross	33,250.0	34,050.0	34,442.2	34,100.5
Unamortized premium	193.9	225.9	-	-
Unamortized discount	(101.6)	(107.4)	-	-
Total Senior Notes Net	33,342.3	34,168.5	34,442.2	34,100.5
Term Loan Indebtedness:
WC Term Loan
WC Three Year Tranche variable rate debt maturing October 1, 2016	-	191.5
WC Five Year Tranche variable rate debt maturing October 1, 2018	-	498.8
	-	690.3
ACT Term Loan
2017 Term Loan variable rate debt maturing October 31, 2017	-	572.1
2019 Term Loan variable rate debt maturing July 1, 2019**	1,170.0	1,700.0
	1,170.0	2,272.1
AGN Term Loan
AGN Three Year Tranche variable rate debt maturing March 17, 2018	2,750.0	2,750.0
AGN Five Year Tranche variable rate debt maturing March 17, 2020**	2,406.3	2,543.8
	5,156.3	5,293.8
Total Term Loan Indebtedness	6,326.3	8,256.2
Other Indebtedness
Revolver Borrowings	-	200.0
Debt Issuance Costs	(174.6)	(195.8)
Other	85.5	97.4
Total Other Borrowings	(89.1)	101.6
Capital Leases	2.2	4.1
Total Indebtedness	$39,581.7	$42,530.4

**	The indebtedness requires a quarterly repayment of 2.5%.

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

Acquired Allergan Notes

On March 17, 2015 in connection with the Allergan Acquisition, the Company acquired, and subsequently guaranteed, along with Warner Chilcott Limited, the indebtedness of Allergan, Inc. comprised of the $350.0 million 2.800% senior notes due 2023, the $650.0 million 3.375% senior notes due 2020, the $250.0 million 1.350% senior notes due 2018 and the $800.0 million 5.750% senior notes due 2016. Interest payments are due on the $350.0 million senior notes semi-annually on the principal amount of the notes at a rate of 2.80% per annum, and are redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption, if the redemption occurs prior to December 15, 2022 (three months prior to the maturity of the 2023 senior notes). If the redemption occurs on or after December 15, 2022, then such redemption is not subject to the make-whole provision. Interest payments are due on the $650.0 million senior notes semi-annually on the principal amount of the notes at a rate of 3.375% per annum, and are redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption. Interest payments are due on the $250.0 million senior notes semi-annually on the principal amount of the notes at a rate of 1.350% per annum, and are redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption. Interest payments were due on the $800.0 million senior notes semi-annually on the principal amount of the notes at a rate of 5.750% per annum. The fair value of the acquired senior notes was determined to be $2,087.5 million as of March 17, 2015. As such, as part of acquisition accounting, the company recorded a premium of $37.5 million to be amortized as contra interest over the life of the notes.

The $800.0 million 5.750% senior notes were paid in full on April 1, 2016 with proceeds from the first quarter of 2016 borrowings under the revolving credit facility of $900.0 million.

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

Pursuant to the Existing WC Term Loan, on October 1, 2013 (the “WC Closing Date”), the lenders party thereto provided term loans in a total aggregate principal amount of $2.0 billion, comprised of (i) a $1.0 billion tranche that would have matured on October 1, 2016 (the “WC Three Year Tranche”) and (ii) a $1.0 billion tranche that would have matured on October 1, 2018 (the “WC Five Year Tranche”). The proceeds of borrowings under the Existing WC Term Loan Agreement, together with $41.0 million of cash on hand, were used to finance the repayment in full of all amounts outstanding under Warner Chilcott’s then-existing Credit Agreement, dated as of March 17, 2011, as amended by Amendment No. 1 on August 20, 2012, among the WC Borrowers, Warner Chilcott Holdings Company III, Limited, BofA, as administrative agent and a syndicate of banks participating as lenders.

Borrowings under the WC Term Loan Agreement bore interest at the applicable borrower’s choice of a per annum rate equal to either (a) a base rate plus an applicable margin per annum varying from (x) 0.00% per annum to 0.75% per annum under the WC Three Year Tranche and (y) 0.125% per annum to 0.875% per annum under the WC Five Year Tranche, depending on the publicly announced debt ratings for non-credit-enhanced, senior unsecured long-term indebtedness of Allergan plc (such applicable debt rating the “Debt Rating”) or (b) a Eurodollar rate, plus an applicable margin varying from (x) 1.00% per annum to 1.75% per annum under the WC Three Year Tranche and (y) 1.125% per annum to 1.875% per annum under the WC Five Year Tranche, depending on the Debt Rating. In the six months ended June 30, 2016, the Company repaid in full the WC Term Loan indebtedness.

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

Loans under the ACT Term Loan bore interest, at the Company’s choice, of a per annum rate equal to either (a) a base rate, plus an applicable margin per annum varying from (x) 0.00% per annum to 1.00% per annum with respect to the 2017 term-loan and (y) 0.125% per annum to 0.875% per annum with respect to the 2019 term-loan, depending on the Debt Rating or (b) a Eurodollar rate, plus an applicable margin varying from (x) 1.00% per annum to 2.00% per annum with respect to the 2017 term-loan and (y) 1.125% per annum to 1.875% per annum with respect to the 2019 term-loan, depending on the Debt Rating.

The Company was subject to, and at June 30, 2016 was in compliance with, all financial and operational covenants under the terms of the ACT Term Loan.  On August 2, 2016, the Company repaid in full the outstanding ACT Term Loan indebtedness with the proceeds from the Teva Transaction.

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

Borrowings under the AGN Term Loan bore interest at our choice of a per annum rate equal to either (a) a base rate plus an applicable margin per annum varying from (x) 0.00% per annum to 1.00% per annum under the AGN Three Year Tranche and (y) 0.125% per annum to 1.250%% per annum under the AGN Five Year Tranche, depending on the Debt Rating or (b) a Eurodollar rate, plus an applicable margin varying from (x) 1.00% per annum to 2.00% per annum under the AGN Three Year Tranche and (y) 1.125% per annum to 2.250% per annum under the AGN Five Year Tranche, depending on the Debt Rating. The outstanding principal amount of loans under the AGN Three Year Tranche was not subject to quarterly amortization and was payable in full on the maturity date. The outstanding principal amount of loans under the AGN Five Year Tranche was payable in equal quarterly amounts of 2.50% per quarter prior to March 17, 2020, with the remaining balance payable on March 17, 2020.  On August 2, 2016, the Company repaid in full the outstanding term loan indebtedness with the proceeds from the Teva Transaction.

The obligations of Actavis Capital under the Term Loan Credit Agreement were guaranteed by Warner Chilcott Limited, Actavis, Inc. and Actavis Funding SCS and by any subsidiary of Allergan plc (other than Actavis Capital or a direct subsidiary of Allergan plc) that becomes a guarantor of third party indebtedness in an aggregate principal amount exceeding $350.0 million (unless, in the case of a foreign subsidiary, such guarantee would give rise to adverse tax consequences as reasonably determined by Allergan plc).

The Company was subject to, and at June 30, 2016 was in compliance with, all financial and operational covenants under the terms of the AGN Term Loan.  On August 2, 2016, the Company repaid in full the outstanding AGN Term Loan indebtedness with the proceeds from the Teva Transaction.

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

The Revolver Agreement provided that loans thereunder would bear interest, at our choice, of a per annum rate equal to either (a) a base rate, plus an applicable margin per annum varying from 0.00% per annum to 1.00% per annum depending on the Debt Rating or (b) a Eurodollar rate, plus an applicable margin varying from 0.875% per annum to 2.00% per annum depending on the Debt Rating. Additionally, to maintain availability of funds, the Company pays an unused commitment fee, which according to the pricing grid is set at 0.075% to 0.250% per annum, depending on the Debt Rating, of the unused portion of the revolver.

The obligations under the Revolver Agreement were guaranteed by Allergan plc, Warner Chilcott Limited, Actavis, Inc. and Actavis Funding SCS and by any subsidiary of Allergan (other than Actavis Capital) that becomes a guarantor of third party indebtedness in an aggregate principal amount exceeding $350.0 million (unless, in the case of a foreign subsidiary, such guarantee would give rise to adverse tax consequences as reasonably determined by Allergan plc).

The Company was subject to, and as of June 30, 2016 was in compliance with, all financial and operational covenants under the terms of the Revolving Credit Facility. At June 30, 2016, there were no outstanding borrowings under the Revolving Credit Facility and letters of credit outstanding were $28.8 million. The net availability under the Revolving Credit Facility was $971.2 million. In the six months ended June 30, 2016, the Company borrowed $900.0 million under the revolving credit facility and repaid $900.0 million.  On August 2, 2016, the Company repaid all outstanding amounts under the Revolving Credit Facility and terminated the Revolving Credit Facility in connection with the Teva Transaction. The letters of credit remain outstanding with JPMCB and Wells Fargo Bank, National Association under separate arrangements.

Annual Debt Maturities

As of June 30, 2016, annual debt maturities were as follows ($ in millions):

Total Payments
2016 remaining	$710.6
2017	3,141.3
2018	6,921.3
2019	3,029.4
2020	6,093.8
2021	1,950.0
2022 and after	17,729.9
$39,576.3
Capital leases	2.2
Debt issuance costs	(174.6)
Other short-term borrowings	85.5
Unamortized premium	193.9
Unamortized discount	(101.6)
Total Indebtedness	$39,581.7

Amounts represent total anticipated cash payments assuming scheduled repayments.

NOTE 14 — Other Long-Term Liabilities

Other long-term liabilities consisted of the following ($ in millions):

	June 30,	December 31,
	2016	2015
Acquisition related contingent consideration liabilities	$576.9	$788.1
Long-term pension and post retirement liability	220.3	222.1
Legacy Allergan deferred executive compensation	114.1	117.9
Long-term severance and restructuring liabilities	31.8	34.9
Product warranties	27.8	28.4
Long-term contractual obligations	26.8	26.4
Deferred revenue	12.3	18.2
Other long-term liabilities	29.6	26.0
Total other long-term liabilities	$1,039.6	$1,262.0

NOTE 15 – Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2016 was 56.4% compared to 33.8% for the six months ended June 30, 2015. The effective tax rate for the six months ended June 30, 2016 was impacted by income earned in jurisdictions with tax rates lower than the Irish statutory rate and U.S. losses tax benefited at rates greater than the Irish statutory rate. Additionally, the tax benefit for the six months ended June 30, 2016 included an expense of $195.2 million primarily related to a change in a valuation allowance on a portion of U.S. capital loss carryforwards resulting from restructuring associated with the sale of the global generics business, a benefit of $35.7 million related to the reversal of deferred tax liabilities associated with certain IPR&D impairments and a benefit of $45.2 million for the recognition of previously unrecognized tax benefits.  The effective tax rate for the six months ended June 30, 2015 was impacted by income earned in low tax jurisdictions and U.S. losses tax benefited at rates greater than the Irish statutory rate. The increase in the effective tax rate for the period ended June 30, 2016 as compared to the period ended June 30, 2015 is primarily related to the change related to the valuation allowance on a portion of the U.S. capital loss carryforwards.

During the second quarter, the United States Department of the Treasury has proposed new regulations under Section 385 of the Internal Revenue Code which may result in certain types of intercompany debt being characterized as equity. The impact of these regulations, if enacted, may impact the Company’s tax provision. The Company is currently assessing the impact of these proposed regulations on its consolidated financial statements.

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

Due to our various acquisitions, the Company has several concurrent audits still pending with the IRS as set forth below:

IRS Audits	Tax Years
Actavis, Inc. (fka Watson Pharmaceuticals, Inc.)	2008, 2009, 2010 and 2011
Actavis Inc.	2009, 2010, 2011 and 2012
Warner Chilcott Corporation	2010, 2011 and 2012
Durata Therapeutics Inc.	2012
Allergan, Inc.	2009 and 2010

NOTE 16 — Shareholders’ Equity

A summary of the changes in shareholders’ equity for the six months June 30, 2016 consisted of the following ($ in millions):

Allergan plc
Shareholders’ equity as of December 31, 2015	$76,591.4
Increase in additional paid in capital for share-based compensation plans	188.8
Net income attributable to ordinary shareholders	(385.2)
Proceeds from stock plans	107.3
Excess tax benefit from employee stock plans	31.9
Repurchase of ordinary shares	(67.3)
Other comprehensive income	177.0
Shareholders’ equity as of June 30, 2016	$76,643.9

Warner Chilcott Limited
Members' equity as of December 31, 2015	$75,573.7
Net income attributable to members	(377.3)
Dividend to Parent	(139.2)
Other comprehensive income	177.0
Members' equity as of June 30, 2016	$75,234.2

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

The movements in accumulated other comprehensive (loss) / income for the three and six months ended June 30, 2016 were as follows ($ in millions):

	Foreign Currency Translation Items	Unrealized (losses) net of tax	Total Accumulated Other Comprehensive (Loss) / Income
Balance as of December 31, 2015	$(564.3)	$70.2	$(494.1)
Other comprehensive gain / (loss) before reclassifications into general and administrative	542.8	(20.3)	522.5
Total other comprehensive income / (loss)	542.8	(20.3)	522.5
Balance as of March 31, 2016	$(21.5)	$49.9	$28.4
Other comprehensive (loss) / gain before reclassifications into general and administrative	(349.9)	4.4	(345.5)
Total other comprehensive (loss) / income	(349.9)	4.4	(345.5)
Balance as of June 30, 2016	$(371.4)	$54.3	$(317.1)

The movements in accumulated other comprehensive (loss) / income for the three and six months ended June 30, 2015 were as follows ($ in millions):

	Foreign Currency Translation Items	Unrealized gains net of tax	Total Accumulated Other Comprehensive (Loss) / Income
Balance as of December 31, 2014	$(434.4)	$(31.0)	$(465.4)
Other comprehensive (loss) before reclassifications into general and administrative	(313.9)	(4.0)	(317.9)
Total other comprehensive (loss)	(313.9)	(4.0)	(317.9)
Balance as of March 31, 2015	$(748.3)	$(35.0)	$(783.3)
Other comprehensive income before reclassifications into general and administrative	765.3	7.6	772.9
Total other comprehensive income	765.3	7.6	772.9
Balance as of June 30, 2015	$17.0	$(27.4)	$(10.4)

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

The Company recognized realized and unrealized losses on such contracts of $18.1 million and $3.4 million during the three and six months ended June 30, 2016, respectively. The Company recognized realized and unrealized losses on such contracts of $24.9 million and $37.7 million during the three and six months ended June 30, 2015, respectively.

The fair value of outstanding foreign currency derivatives are recorded in “Prepaid expenses and other current assets” or “Investments and other assets” or “Accounts payable and accrued expenses.” At June 30, 2016 and December 31, 2015, foreign currency derivative assets associated with the foreign exchange option contracts of $29.5 million and $25.0 million, respectively, were included in “Prepaid expenses and other current assets.” At June 30, 2016 and December 31, 2015, foreign currency derivative assets associated with the foreign exchange option contracts of $36.3 million and $48.5 million, respectively, were included in “Investments and other assets.” At June 30, 2016 and December 31, 2015, there were zero and $0.3 million in foreign currency derivative liabilities associated with the foreign exchange forward contracts included in “Accounts payable and accrued expenses.”

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

Assets and liabilities measured at fair value or disclosed at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 consisted of the following (in millions):

	Fair Value Measurements as of June 30, 2016 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$17.1	$17.1	$-	$-
Deferred executive compensation investments	114.0	93.0	21.0	-
Foreign currency derivatives	65.8	-	65.8	-
Investments and other	94.6	94.6	-	-
Total assets	$291.5	$204.7	$86.8	$-
Liabilities:
Deferred executive compensation liabilities	114.1	93.1	21.0	-
Contingent consideration obligations	858.9	-	-	858.9
Total liabilities	$973.0	$93.1	$21.0	$858.9

	Fair Value Measurements as of December 31, 2015 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$29.9	$29.9	$-	$-
Deferred executive compensation investments	118.1	102.3	15.8	-
Foreign currency derivatives	73.2	-	73.2	-
Investments and other	112.2	112.2	-	-
Total assets	$333.4	$244.4	$89.0	$-
Liabilities:
Deferred executive compensation liabilities	117.9	102.1	15.8	-
Contingent consideration obligations	868.0	-	-	868.0
Total liabilities	$985.9	$102.1	$15.8	$868.0

Marketable securities and investments consist of available-for-sale investments in U.S. treasury and agency securities and publicly traded equity securities for which market prices are readily available. Unrealized gains or losses on marketable securities and investments are recorded in accumulated other comprehensive (loss) / income.

Foreign Currency Contracts

At June 30, 2016 and December 31, 2015, the notional principal and fair value of the Company’s outstanding foreign currency derivative financial instruments were as follows ($ in millions, except average contract rate or strike amount):

	June 30, 2016		December 31, 2015
	Notional Principal	Average Contract Rate or Strike Amount	Notional Principal	Average Contract Rate or Strike Amount
Foreign currency forward exchange contracts:
(Receive U.S. dollar/pay foreign currency)
Russian ruble	$21.0	65.39	$18.8	72.97
	$21.0		$18.8

Estimated fair value	$0.1		$(0.3)

Foreign currency sold - put options:
Euro	$286.7	1.41	$340.5	1.41
	$286.7		$340.5

Estimated fair value	$65.7		$73.5

The notional principal amounts provide one measure of the transaction volume outstanding as of June 30, 2016 and December 31, 2015, and do not represent the amount of the Company’s exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of June 30, 2016 and December 31, 2015. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

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

	Three Months Ended
Expense / (income)	June 30, 2016	June 30, 2015
Cost of sales	$(4.8)	$4.8
Research and development	34.4	(25.4)
General and administrative	-	-
Total	$29.6	$(20.6)

	Six Months Ended
Expense / (income)	June 30, 2016	June 30, 2015
Cost of sales	$3.0	$32.5
Research and development	60.3	(25.4)
General and administrative	0.1	(1.1)
Total	$63.4	$6.0

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2016 and 2015 ($ in millions):

	Balance as of December 31, 2015	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments	Foreign currency translation	Balance as of June 30, 2016
Liabilities:
Contingent consideration obligations	$868.0	$-	$(72.5)	$63.4	$-	$858.9

	Balance as of December 31, 2014	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments	Foreign currency translation	Balance as of June 30, 2015
Liabilities:
Contingent consideration obligations	$373.8	$-	$277.4	$6.0	$-	$657.2

During the six months ended June 30, 2016, the following activity in contingent consideration obligations was incurred ($ in millions):

	Balance as of December 31, 2015	Acquisitions	Fair Value Adjustments and Accretion	Payments and Other	Balance as of June 30, 2016
Allergan Acquisition	$329.7	$-	$38.9	$(39.9)	$328.7
AqueSys Acquisition	193.5	-	12.0	-	205.5
Medicines 360 acquisition	144.1	-	8.9	-	153.0
Oculeve Acquisition	90.0	-	8.1	-	98.1
Forest Acquisition	20.4	-	(1.9)	(0.1)	18.4
Metrogel acquisition	30.9	-	(6.8)	(7.6)	16.5
Uteron acquisition	8.2	-	-	0.1	8.3
Durata Acquisition	24.5	-	2.2	(26.7)	-
Other	26.7	-	2.0	1.7	30.4
Total	$868.0	$-	$63.4	$(72.5)	$858.9

NOTE 19 — Business Restructuring Charges

During 2016, activity related to our business restructuring and facility rationalization activities primarily related to the cost optimization initiatives in conjunction with the Allergan Acquisition. Restructuring activities for the six months ended June 30, 2016 as follows ($ in millions):

	Severance and Retention	Share-Based Compensation	Other	Total
Reserve balance at December 31, 2015	$96.7	$-	$48.6	$145.3
Charged to expense
Cost of sales	3.2	0.3	0.2	3.7
Research and development	2.6	0.9	0.7	4.2
Selling and marketing	5.5	5.9	0.9	12.3
General and administrative	5.4	4.1	4.6	14.1
Total expense	16.7	11.2	6.4	34.3
Cash payments	(54.9)	-	(18.5)	(73.4)
Other reserve impact	(0.9)	(11.2)	2.1	(10.0)
Reserve balance at June 30, 2016	$57.6	$-	$38.6	$96.2

During the three months ended June 30, 2016 and 2015, the Company recognized restructuring charges of $18.2 million and $122.7 million, respectively. During the six months ended June 30, 2016 and 2015, the Company recognized restructuring charges of $34.3 million and $632.3 million, respectively.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued. As of June 30, 2016, the Company’s consolidated balance sheet includes accrued loss contingencies of approximately $240.0 million, which includes approximately $130.0 million which were assumed by Teva as part of the closing of the Teva Transaction on August 2, 2016.

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

As noted above, on August 2, 2016, the Company completed the closing of the Teva Transaction.  At closing Teva assumed certain liabilities and claims of the Company described below under “Teva Assumed Liabilities”. At June 30, 2016 such assumed liabilities remained liabilities of the Company.

Antitrust Litigation

Asacol® Litigation. On June 22, 2015, two class action complaints were filed in federal court in Massachusetts on behalf of a putative class of indirect purchasers. In each complaint plaintiffs allege that they paid higher prices for Warner Chilcott’s Asacol® HD and Delzicol® products as a result of Warner Chilcott’s alleged actions preventing or delaying generic competition in the market for Warner Chilcott’s older Asacol® product in violation of U.S. federal antitrust laws and/or state laws. Plaintiffs seek unspecified injunctive relief, treble damages and/or attorneys’ fees. All of the actions were consolidated in the federal district court. On September 21, 2015, three additional complaints were filed on behalf of putative classes of indirect purchasers, each raising similar allegations to the complaints filed in June 2015. Defendants have moved to dismiss the indirect purchasers’ complaint. A hearing was held on the motion to dismiss on May 11, 2016.  On July 20, 2016, the court issued a decision granting the motion in part, dismissing the indirect purchaser plaintiffs’ claims based on purported reverse payments and dismissed several of plaintiffs’ claims based on state laws.  A complaint was filed on behalf of a putative class of direct purchasers of Asacol® in federal court in New York on April 26, 2016.  On April 26, 2016, a direct purchaser, Meijer, Inc., filed a complaint in federal court in New York. The direct purchaser complaint makes similar allegations to the complaints filed by the indirect purchaser plaintiffs.  On May 25, 2016, defendants filed a motion to transfer the direct purchaser action to the federal court in Massachusetts where it could be consolidated with the indirect purchaser cases.  Defendants do not have to respond to this direct purchaser complaint until the motion to transfer is decided.  Two additional direct purchaser putative class action complaints were filed in federal court in New York on June 29, 2016.  The Company believes it has substantial meritorious defenses and intends to defend itself vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Botox® Litigation. On February 24, 2015, a class action complaint was filed in federal court in California. The complaint alleges unlawful market allocation in violation of Section 1 of the Sherman Act, 15 U.S.C. §1, agreement in restraint of trade in violation of 15 U.S.C. §1 of the Sherman Act, unlawful maintenance of monopoly market power in violation of Section 2 of the Sherman Act, 15 U.S.C. §2 of the Sherman Act, violations of California’s Cartwright Act, Section 16700 et seq. of Calif. Bus. and Prof. Code., and violations of California’s unfair competition law, Section 17200 et seq. of Calif. Bus. and Prof. Code. Plaintiffs filed an amended complaint on May 29, 2015. On June 29, 2015, the Company filed a motion to dismiss the complaint. On October 20, 2015, the Court denied the Company’s motion to dismiss the complaint. On December 18, 2015, plaintiffs filed a motion for partial judgment on the pleadings or, in the alternative, for partial summary judgment or adjudication. The Company filed a response to the motion for judgment on the pleadings on February 11, 2016. The court held oral argument on plaintiff’s motion on March 4, 2016 and took the matter under submission. On May 31, 2016, the court denied plaintiffs’ motion for partial judgment on the pleadings or, in the alternative, for partial summary judgment or adjudication.  On June 14, 2016, plaintiffs filed a motion for reconsideration of the court’s denial of the motion.  On July 19, 2016, plaintiffs filed a motion for class certification.  The Company believes it has substantial meritorious defenses and intends to defend itself vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Warner Chilcott and Mayne’s motion to dismiss was denied without prejudice by the court in June 2013. Thereafter, Warner Chilcott and Mayne reached agreements to settle the claims of the Direct Purchaser Plaintiff class representatives, the Indirect Purchaser Plaintiff class representatives and each of the individual retailer plaintiffs. Warner Chilcott and Mylan filed motions for summary judgment on March 10, 2014. On April 16, 2015, the court issued an order granting Warner Chilcott and Mayne’s motion for summary judgment, denying Mylan’s summary judgment motion and entering judgment in favor of Warner Chilcott and Mayne on all counts. Mylan is appealing the district court’s decision to the Third Circuit Court of Appeals and the appeal is fully briefed and an oral argument was held on July 14, 2016.

The Company intends to vigorously defend its rights in the litigations. However, it is impossible to predict with certainty the outcome of any litigation and whether any additional similar suits will be filed.

Loestrin® 24 Litigation. On April 5, 2013, two putative class actions were filed in the federal district court against Actavis, Inc. and certain affiliates alleging that Watson’s 2009 patent lawsuit settlement with Warner Chilcott related to Loestrin® 24 Fe (norethindrone acetate/ethinyl estradiol tablets and ferrous fumarate tablets, “Loestrin® 24”) is unlawful. The complaints, both asserted on behalf of putative classes of end-payors, generally allege that Watson and another generic manufacturer improperly delayed launching generic versions of Loestrin® 24 in exchange for substantial payments from Warner Chilcott, which at the time was an unrelated company, in violation of federal and state antitrust and consumer protection laws. The complaints each seek declaratory and injunctive relief and damages. Additional complaints have been filed by different plaintiffs seeking to represent the same putative class of end-payors. In addition to the end-payor suits, two lawsuits have been filed on behalf of a class of direct payors. The Company anticipates additional claims or lawsuits based on the same or similar allegations. After a hearing on September 26, 2013, the JPML issued an order transferring all related Loestrin® 24 cases to the federal court for the District of Rhode Island. On September 4, 2014, the court granted the defendants’ motion to dismiss the complaint. The plaintiffs appealed the district court’s decision to the First Circuit Court of Appeals and oral argument was held on December 7, 2015. On February 22, 2016 the First Circuit issued its decision vacating the decision of, and remanding the matter to, the district court.  On June 11, 2016, defendants filed an omnibus motion to dismiss the claims of the direct purchaser class plaintiffs, end-payor class plaintiffs and individual direct purchaser plaintiffs.

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

Zymar®/Zymaxid® Litigation. On February 16, 2012, Apotex Inc. and Apotex Corp. filed a complaint in the federal district court in Delaware against Senju Pharmaceuticals Co., Ltd. (“Senju”), Kyorin Pharmaceutical Co., Ltd. (“Kyorin”), and Allergan, Inc. (“Allergan”) alleging monopolization in violation of Section 2 of the Sherman Act, conspiracy to monopolize, and unreasonable restraint of trade in the market for gatifloxacin ophthalmic formulations, which includes Allergan’s ZYMAR® gatifloxacin ophthalmic solution 0.3% and ZYMAXID® gatifloxacin ophthalmic solution 0.5% products. On May 24, 2012, Allergan filed a motion to dismiss the complaint to the extent it seeks to impose liability for alleged injuries occurring prior to August 19, 2011, which is the date Apotex obtained final approval of its proposed generic product. Allergan and the other defendants also moved to dismiss. Defendants also filed a motion to stay the action pending resolution of related patent actions in the federal court in Delaware and in the U.S. Court of Appeals for the Federal Circuit. On February 7, 2013, the court granted defendants’ motion to stay the proceedings pending resolution of the appeal in the patent dispute and denied the motion to dismiss without prejudice to renew. On September 18, 2014, defendants filed a new motion to dismiss the Apotex plaintiffs’ complaint. The court dismissed Allergan’s motion on May 2, 2015. Thereafter, Allergan filed an answer to Apotex’s complaint on June 1, 2015. On June 6, 2014, a separate antitrust class action complaint was filed in the federal district court in Delaware against the same defendants as in the Apotex case. The complaint alleges that defendants unlawfully excluded or delayed generic competition in the gatifloxacin ophthalmic formulations market (generic versions of ZYMAR® and ZYMAXID®). On September 18, 2014, Allergan filed a motion to dismiss for lack of subject matter jurisdiction and joined in co-defendants’ motion to dismiss for failure to state a claim. On August 19, 2015, the court granted Allergan’s motion to dismiss. On September 18, 2015, plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit.  The Third Circuit oral argument was held on June 13, 2016.  The Company believes it has substantial meritorious defenses and intends to defend itself vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Additional actions relating to the promotion of Celexa® and/or Lexapro® have been filed all of which have been consolidated in the Celexa®/Lexapro® MDL. On May 3, 2013, an action was filed in federal court in California on behalf of individuals who purchased Lexapro® for adolescent use, seeking to certify a state-wide class action in California and alleging that our promotion of Lexapro® for adolescent depression has been deceptive. On March 5, 2014 the court granted Forest’s motion to dismiss this complaint. Plaintiff then appealed the district court’s decision to the Court of Appeals for the First Circuit and on February 20, 2015, the First Circuit affirmed the dismissal of the complaint, ruling that Plaintiffs’ California state law claims were preempted by the Federal Food, Drug, and Cosmetic Act (FDCA). On November 13, 2013, an action was filed in federal court in Minnesota seeking to certify a nationwide class of third-party payor entities that purchased Celexa® and Lexapro® for pediatric use. The complaint asserts claims under the federal Racketeer Influenced and Corrupt Organizations Act, alleging that Forest engaged in an off-label marketing scheme and paid illegal kickbacks to physicians to induce prescriptions of Celexa® and Lexapro®. Forest moved to dismiss the complaint and on December 12, 2014, the court issued a ruling dismissing plaintiff’s claims under Minnesota’s Deceptive Trade Practices Act, but denying the remaining portions of the motion. A motion for class certification was filed in February, 2016, and denied on June 2, 2016.  On March 13, 2014, an action was filed in the federal court in Massachusetts by two third-party payors seeking to certify a nationwide class of persons and entities that purchased Celexa® and Lexapro® for use by pediatric use. The complaint asserts claims under the federal Racketeer Influenced and Corrupt Organizations Act, state consumer protection statutes, and state common laws, alleging that Forest engaged in an off-label marketing scheme and paid illegal kickbacks to physicians to induce prescriptions of Celexa® and Lexapro®. The court granted Forest’s motion to dismiss this complaint in its December 12, 2014 ruling. On August 28, 2014, an action was filed in the federal district court in Washington seeking to certify a nationwide class of consumers and subclasses of Washington and Massachusetts consumers that purchased Celexa® and Lexapro® for pediatric use. The complaint asserts claims under the federal Racketeer Influenced and Corrupt Organizations Act, alleging that Forest engaged in off-label marketing scheme and paid illegal kickbacks to physicians to induce prescriptions of Celexa® and Lexapro®. Forest’s response to the complaint was filed on December 19, 2014. On June 16, 2015, the court issued a ruling on the motion to dismiss, granting it in part and denying it in part. Plaintiffs thereafter filed an amended complaint. Forest moved to dismiss the amended complaint.  On June 9, 2016, the court denied Forest’s motion.

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

Prescription Drug Abuse Litigation. On May 21, 2014, the California counties Santa Clara and Orange filed a lawsuit in California state court on behalf of the State of California against several pharmaceutical manufacturers. Plaintiffs named Actavis plc in the suit. The California plaintiffs filed an amended complaint on June 9, 2014. On June 2, 2014, the City of Chicago also filed a complaint in Illinois state court against the same set of defendants, including Actavis plc, that were sued in the California Action. Co-defendants in the action removed the matter to the federal court in Illinois. Both the California and Chicago complaints allege that the manufacturer defendants engaged in a deceptive campaign to promote their products in violation of state and local laws. Each of the complaints seeks unspecified monetary damages, penalties and injunctive relief. Defendants have moved to dismiss the complaints in each action. On May 8, 2015, the court in the Chicago litigation granted the Company’s motion to dismiss the complaint. On August 26, 2015, the City of Chicago filed a second amended complaint. In the California action, on August 27, 2015, the court stayed the action based on primary jurisdiction arguments raised in the motions to dismiss. On June 3, 2016, the California plaintiffs filed a motion to lift the stay and a motion for leave to file a third amended complaint.  On July 1, 2016, the Company and codefendants filed joint oppositions to the California plaintiffs’ motion to lift the stay and motion for leave to file a third amended complaint.  On July 27, 2016, the court ordered the California plaintiffs to file another motion for leave to file an amended complaint along with a proposed amended complaint.  On December 15, 2015, the State of Mississippi filed a lawsuit in Mississippi state court against several pharmaceutical manufacturers.  The Mississippi action parallels the allegations in the California and Chicago matters and seeks monetary and equitable relief.  In March and April 2016, the defendants filed motions to dismiss, stay, and transfer venue in the Mississippi action.  The Company anticipates that additional suits will be filed. The Company believes it has several meritorious defenses to the claims alleged. However, an adverse determination in these actions could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Testosterone Replacement Therapy Class Action. On November 24, 2014, the Company was served with a putative class action complaint filed on behalf a class of third party payers in federal court in Illinois. The suit alleges that the Company and other named pharmaceutical defendants violated various laws including the federal Racketeer Influenced and Corrupt Organizations Act and state consumer protection laws in connection with the sale and marketing of certain testosterone replacement therapy pharmaceutical products (“TRT Products”), including the Company’s Androderm® product. This matter was filed in the TRT Products Liability MDL, described in more detail below, notwithstanding that it is not a product liability matter. Plaintiff alleges that it reimbursed third parties for dispensing TRT Products to beneficiaries of its insurance policies. Plaintiff seeks to obtain certain equitable relief, including injunctive relief and an order requiring restitution and/or disgorgement, and to recover damages and multiple damages in an unspecified amount. Defendants filed a joint motion to dismiss the complaint, after which plaintiff amended its complaint. Defendants jointly filed a motion to dismiss the amended complaint, which was granted in part and denied in part on February 3, 2016. The Court dismissed plaintiff’s substantive RICO claims for mail and wire fraud for failure to plead with particularity under Rule 9(b) but granted plaintiffs leave to replead. The court also dismissed plaintiff’s state law statutory claims and common law claims for fraud and unjust enrichment. The Court declined to dismiss plaintiff’s conspiracy claims pursuant to 18 U.S.C. § 1962(d) and its claims for negligent misrepresentation. On March 2, 2016, the defendants jointly filed a Motion for Reconsideration of the court’s ruling on plaintiff’s claims under 18 U.S.C. § 1962(d). Plaintiff filed its Third Amended Complaint on April 7, 2016.  Defendants jointly filed a motion to dismiss the Third Amended Complaint on May 5, 2016, plaintiffs filed opposition to same on June 20, 2016 and defendants jointly filed a reply on July 7, 2016.  On August 2, 2016, the court dismissed all claims in the Third Amended Complaint against the Company except Count XXIV alleging conspiracy under 18 U.S.C. § 1962(d).  The Company believes it has substantial meritorious defenses to the claims alleged and intends to vigorously defend the action. However, an adverse determination in the case could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

West Virginia Prescription Drug Abuse Litigation. On June 26, 2012, the State of West Virginia filed a lawsuit against multiple distributors of prescription drugs, including Anda. The complaint generally alleges that the defendants distributed prescription drugs in West Virginia in violation of state statutes, regulation and common law. The complaint seeks injunctive relief and unspecified damages and penalties. On January 3, 2014, plaintiff filed an amended complaint which the defendants moved to dismiss. On December 16, 2014, the court issued an order denying the defendants’ motion to dismiss. On January 27, 2015, the State filed a second amended complaint which the Company moved to dismiss. On September 8, 2015, the court issued a ruling denying the motion to dismiss the second amended complaint. On October 23, 2015, defendants filed a writ of prohibition in the Supreme Court of Appeals of West Virginia seeking review of the court’s denial of the motion to dismiss the second amended complaint. On January 5, 2016, the Supreme Court of Appeals of West Virginia declined to issue an order to show cause on defendants’ writ of prohibition. On June 20, 2016, the parties executed a settlement agreement and the parties have submitted a dismissal with prejudice for order by the court.  On July 6, 2016, the court entered the agreed order of dismissal with prejudice.

Xaleron Dispute. On February 5, 2016, Xaleron Pharmaceuticals, Inc. filed a lawsuit against Allergan, Inc. and Actavis, Inc. in state court in New York. The complaint, filed on February 26, 2016, alleges Allergan misappropriated Xaleron’s confidential business information and asserts claims for unfair competition, tortious interference with prospective economic advantage and unjust enrichment. The company filed a motion to dismiss the complaint on April 15, 2016.  A hearing on the motion to dismiss is scheduled for September 9, 2016.  The Company intends to vigorously defend against this action. However, this action, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Patent Litigation

Patent Enforcement Matters

Amrix®. In August 2014, Aptalis Pharmatech, Inc. (“Aptalis”) and Ivax International GmbH (“Ivax”), Aptalis’s licensee for Amrix, brought an action for infringement of U.S. Patent No. 7,790,199 (the “’199 patent”), and 7,829,121 (the “’121 patent”) in the U.S. District Court for the District of Delaware against Apotex Inc. and Apotex Corp. (collectively “Apotex”). Apotex has notified Aptalis that it has filed an ANDA with the FDA seeking to obtain approval to market a generic version of Amrix before these patents expire. (The ’199 and ’121 patents expire in November 2023.) This lawsuit triggered an automatic stay of approval of Apotex’s ANDA until no earlier than December 27, 2016 (unless there is a final court decision adverse to Forest sooner, and subject to any other exclusivities, such as a first filer 180 day market exclusivity). A bench trial concluded on November 17, 2015. Post-trial briefing concluded on April 8, 2016. The Company believes it has meritorious claims to prevent the generic applicant from launching a generic version of Amrix. However, there can be no assurance a generic version will not be launched.

Bystolic® IPR. On December 23, 2015, Forest Laboratories Holdings Limited (“Forest”) received a notification letter that an Inter Partes Review of the USPTO (“IPR”) petition was filed by Lower Drug Prices for Consumers, LLC (“LDPC”) regarding U.S. Patent No. 6,545,040, expiring on December 17, 2021 (the “’040 Patent”). LDPC filed the IPR petition on December 22, 2015, and refiled a corrected petition on January 20, 2016. Forest filed a Patent Owner’s Preliminary Response on April 22, 2016. On July 1, 2016, the USPTO Patent and Trial Appeal Board filed their decision denying institution of the IPR.

Canasa®. In July 2013, Aptalis Pharma US, Inc. and Aptalis Pharma Canada Inc. brought actions for infringement of U.S. Patent Nos. 8,217,083 (the “’083 patent”) and 8,436,051 (the “’051 patent”) in the U.S. District Court for the District of New Jersey against Mylan and Sandoz. These companies have notified Aptalis that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Canasa® before these patents expire. Amended complaints were filed against these companies in November 2013 adding claims for infringement of U.S. Patent No. 7,854,384 (the “’384 patent”). The ’083, ’051, and ’384 patents expire in June 2028. On November 11, 2015, Aptalis entered into a settlement agreement with Mylan. Under the terms of the settlement agreement, Mylan may launch its generic version of Canasa® on December 15, 2018, or earlier under certain circumstances. On March 22, 2016, Aptalis entered into a settlement agreement with Sandoz. On December 14, 2015, Aptalis brought an action for infringement of the ’083, ’051, and ’384 patents in the U.S. District Court for the District of New Jersey against Pharmaceutical Sourcing Partners, Inc. (“PSP”). PSP had notified Aptalis that it had filed an ANDA with the FDA seeking to obtain approval to market generic versions of Canasa® before certain of these patents expire. This lawsuit triggered an automatic stay of approval of PSP’s ANDA that expires no earlier than May 2018 (unless a court issues a decision adverse to Aptalis sooner). On December 23 and 27, 2015, Aptalis brought actions for infringement of the ’083, ’051, and ’384 patents in the U.S. District Courts for the District of New Jersey and the District of Delaware, respectively, against Delcor Asset Corp., Renaissance Pharma, Inc. and Renaissance

Acquisition Holdings, LLC (“Delcor”). Delcor has notified Aptalis that it has filed an ANDA with the FDA seeking to obtain approval to market generic versions of Canasa before certain of these patents expire. These lawsuits triggered an automatic stay of approval of Delcor’s ANDA that expires no earlier than May 2018 (unless there is a final court decision adverse to Aptalis sooner). On March 14, 2016, Aptalis filed a motion to dismiss PSP’s Seventh and Eighth counterclaims alleging unfair competition and tortious interference under state law, or in the alternative, to bifurcate the trial and stay discovery relating to PSP’s Seventh and Eighth counterclaims. Trial is scheduled for November 2017 in the PSP action. On April 8, 2016, Aptalis entered into a settlement agreement with Delcor. On May 27, 2016, the Court denied Aptalis’ motion to the extent that it concerns dismissal of PSP’s Seventh and Eighth counterclaims, denied without prejudice to the extent that the motion concerns bifurcation and a stay and granted leave to Aptalis to move again concerning bifurcation and a stay. On June 24, 2016, Aptalis filed an answer to PSP’s counterclaims. The Company believes it has meritorious claims to prevent the generic applicants from launching a generic version of Canasa®. However, there can be no assurance a generic version will not be launched.

Combigan® II-III. In 2012, Allergan filed a complaint against Sandoz, Alcon, Apotex and Watson in the U.S. District Court for the Eastern District of Texas, Marshall Division, alleging that their proposed products infringe U.S. Patent Number 8,133,890 (“890 Patent”), and subsequently amended their complaint to assert infringement of U.S. Patent Number 8,354,409. In March 2013, Allergan received a Paragraph IV invalidity and non-infringement certification from Sandoz, contending that the ‘890 Patent is invalid and not infringed by the proposed generic product. In October 2013, Allergan filed a motion to stay and administratively close the Combigan II matter, which was granted. In April 2015, Allergan filed a stipulation of dismissal and the U.S. District Court granted the Order with respect to the Watson defendants. In October 2015, the U.S. District Court entered an order consolidating the Combigan® III matter C.A. 2:15-cv-00347-JRG into this matter C.A. 2:12-cv-00207-JRG, as lead case and subsequently, set the bench trial for October 25, 2016. A Markman Hearing was held on March 2, 2016. On May 19, 2016, Sandoz filed an amended answer and counterclaims.

On May 19, 2016, Sandoz filed an opposed motion for leave to amend its answer and counterclaim seeking to add a count for declaratory judgment of invalidity of the ‘149 Patent. On July 20, 2016, Alcon and Sandoz filed motions for summary judgment of invalidity and non-infringement of claim 4 of the ‘149 Patent, and Allergan filed a motion for summary judgment of infringement of claim 4 of the ‘149 Patent and to preclude Sandoz from re-challenging the validity of that claim. The Court set oral argument for August 25, 2016 on the parties’ pending motions. While the Company intends to vigorously defend the patents at issue in this litigation, Allergan can offer no assurance as to whether the lawsuit will be successful and that a generic version will not be launched.

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

On April 1, 2016, Warner Chilcott Company, LLC, Warner Chilcott (US), LLC, Allergan Pharmaceuticals International Ltd., Allergan USA, LLC and Qualicaps Co., Ltd. (collectively, “Plaintiffs”) brought an action for infringement of the ‘180 patent in the United States District Court for the Eastern District of Texas against Zydus International Pvt. Ltd., Zydus Pharmaceuticals (USA) Inc. and Cadila Healthcare Ltd. (collectively, “Zydus”). Zydus notified the Company that it has filed an ANDA with the FDA seeking to obtain approval to market generic versions of Delzicol® before the ‘180 patent expires. In May 2016, Plaintiffs filed a first amended complaint against Mylan and a first amended and second amended complaint against Teva. In June 2016, Plaintiffs filed a second amended complaint against Mylan and a third amended complaint against Teva. On June 27, 2016, Teva filed an answer and counterclaims and Mylan filed a motion to dismiss the second amended complaint for failure to state a claim, lack of personal jurisdiction, and improper venue, which remains pending. On June 9, 2016, Zydus filed an answer and counterclaims.

On July 21, 2016, the Plaintiffs filed an answer to Teva’s counterclaim and to Zydus’s counterclaim. While the Company intends to vigorously defend the patent at issue in these litigations, Warner Chilcott can offer no assurance as to whether the lawsuits will be successful and that a generic version will not be launched.

Gelnique® 10% gel. In October 2015, Actavis Laboratories, UT, Inc. (“Actavis”) filed a complaint in the U.S. District Court for the District of Delaware for infringement of U.S. Patent Nos. 7,029,694 (“’694 Patent”), 7,179,483 (“’483 Patent”), 8,241,662 (“’662 Patent”), and 8,920,392 (“’392 Patent”) against Par Pharmaceutical, Inc. (“Par”). Par notified Plaintiff that it has filed an ANDA with the FDA seeking to obtain approval to market generic versions of Gelnique® 10% gel before the ’694 Patent, ’483 Patent, ’662 Patent, and the ’392 Patent expires. The ’694, ’483, and ’662 Patents expire in April 2020, and the ’392 Patent expires in March 2031. This lawsuit triggered an automatic stay of approval of Par’s ANDA that expires no earlier than February 19, 2018 (unless there is a final court decision adverse to Plaintiff sooner). In June and July 2016, the Court entered stipulations and orders staying this litigation.

Lastacaft®. In May 2016, Allergan, Inc. (“Allergan”) and Vistakon Pharmaceuticals, LLC (“Vistakon”) filed a complaint in the U.S. District Court for the District of Delaware for infringement of U.S. Patent No. 8,664,215 (“’215 Patent”) against Somerset Therapeutics, LLC (“Somerset”). Somerset notified Allergan and Vistakon that it has filed an ANDA with the FDA seeking to obtain approval to market generic versions of Lastacaft® before the ‘215 Patent expires. While the Company intends to vigorously defend the patents at issue in this litigation, Allergan can offer no assurance as to whether the lawsuit will be successful and that a generic version will not be launched.

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

On August 31, 2015, the court issued an order and judgment dismissing the case with prejudice in favor of Apotex, Sandoz and Akorn on all of Allergan’s claims alleging infringement of the ‘953 patent. In the Sandoz and Akorn matters, the court also declared and adjudged the ‘953 patent invalid as obvious, and collaterally estopped Allergan from asserting the ‘953 patent against Sandoz or Akorn or contesting the invalidity of the ‘953 patent. In late September, the court entered a final judgment that declared and adjudged claims 8, 23 and 26 of the ‘953 patent invalid as obvious and collaterally estopped Allergan from asserting claims 8, 23 and 26 of the ‘953 patent against Apotex and Akorn or contesting the invalidity of claims 8, 23 and 26 of the ‘953 patent. On September 30, 2015, Allergan filed a Notice of Appeal to the Court of Appeals for the Federal Circuit. On October 19, 2015, the U.S. Court of Appeals for the Federal Circuit docketed the appeal filed by Allergan. In March 2016, Allergan filed its opening brief. In June 2016, Akorn, Apotex, Hi-Tech and Sandoz filed their response brief. In July 2016, Allergan filed its reply brief. While the Company intends to vigorously defend the patents at issue in this litigation, Allergan can offer no assurance as to whether the lawsuit will be successful and that a generic version will not be launched.

Namenda XR®. Between January and October 2014, Forest Laboratories, Inc., Forest Laboratories Holdings, Ltd. (collectively, “Forest”) and Merz Pharma and Adamas Pharmaceuticals, Forest’s licensors for Namenda XR® (all collectively, “Plaintiffs”), brought actions for infringement of some or all of U.S. Patent Nos. 5,061,703 (the “‘703 patent”), 8,039,009 (the “’009 patent”), 8,168,209 (the “‘209 patent”), 8,173,708 (the “‘708 patent”), 8,283,379 (the “‘379 patent”), 8,329,752 (the “‘752 patent”), 8,362,085 (the “‘085 patent”), and 8,598,233 (the “‘233 patent”) in the U.S. District Court for the District of Delaware against Wockhardt, Teva, Sun, Apotex, Anchen, Zydus, Watson, Par, Mylan, Amneal, Ranbaxy, and Amerigen, and related subsidiaries and affiliates thereof. These companies have notified Plaintiffs that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Namenda XR® before these certain patents expire. Including a 6-month pediatric extension of regulatory exclusivity, the ‘703 patent expires in October 2015, the ‘009 patent expires in September 2029, and the ‘209, ‘708, ‘379, ‘752, ‘085, and ‘233 patents expire in May 2026. These lawsuits triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than June 2016 (unless there is a final court decision adverse to Plaintiffs sooner). On June 11, 2014, Mylan filed a motion to dismiss for lack of personal jurisdiction, which the district court denied on March 30, 2015. On December 18, 2014, Ranbaxy filed an IPR before the Patent Trial and Appeal Board, U.S. Patent and Trademark Office, with respect to the ‘085 patent. Adamas filed a preliminary response on April 14, 2015. On May 1, 2015, Forest entered into a settlement agreement with Ranbaxy. On May 15, 2015, the Patent Trial and Appeal Board granted Adamas and Ranbaxy’s joint motion to terminate the case. On October 17, 2014, Forest and Actavis Laboratories FL, Inc. (f/k/a Watson Laboratories, Inc. — Florida) filed a stipulation dismissing their respective claims without prejudice. On November 3, 2014, Plaintiffs entered into a settlement agreement with Wockhardt. Under the terms of the settlement agreement, and subject to review of the settlement terms by the U.S. Federal Trade Commission, Plaintiffs will provide a license to Wockhardt that will permit it to launch its generic version of Namenda XR® as of the date that is the later of (a) two (2) calendar months prior to the expiration date of the last to expire of the ‘703 patent, the ‘209 patent, the ‘708 patent, the ‘379 patent, the ‘752 patent, the ‘085 patent, and the ‘233 patent, including any extensions and/or pediatric exclusivities; or (b) the date that Wockhardt obtains final FDA approval of its ANDA, or earlier in certain circumstances. On January 13, 2015, Plaintiffs entered into settlement agreements with Anchen and Par. Under the terms of the settlement agreements, and subject to review of the settlement terms by the U.S. Federal Trade Commission, Plaintiffs will provide licenses to Anchen and Par that will permit them to launch their generic versions of Namenda XR® as of the date that is the later of (a) two (2) calendar months prior to the expiration date of the last to expire of the ‘209 patent, the ‘708 patent, the ‘379 patent, the ‘752 patent, the ‘085 patent, and the ‘233 patent, as well as the ‘009 patent for

Par only, including any extensions and/or pediatric exclusivities; or (b) the dates that Anchen and Par obtain final FDA approval of their respective ANDAs, or earlier in certain circumstances. On May 11, 2015, Forest entered into a settlement agreement with Sun. On August 18, 2015, Forest entered into a settlement agreement with Zydus. On September 9, 2015, Forest entered into a settlement agreement with Amneal. Under the terms of the settlement agreement, and subject to review of the settlement terms by the U.S. Federal Trade Commission, Plaintiffs will provide a license to Amneal that will permit it to launch its generic version of Namenda XR® beginning January 31, 2020, following receipt by Amneal of final approval from the FDA on its ANDA for generic Namenda XR®; or (b) under certain circumstances, Amneal has an option to launch an authorized generic version of Namenda XR® beginning on January 31, 2021. The Company entered into a settlement agreement with Amerigen on October 20, 2015. The Company entered into a settlement agreement with Mylan on November 16, 2015. The Company entered into a settlement agreement with Lupin on December 22, 2015. On January 5, 2016, the district court issued a claim construction ruling that included findings of indefiniteness as to certain claim terms in the asserted patents. On February 11, 2016, the Company settled with Apotex. Trial began on February 16, 2016 with the remaining defendant Teva with respect to the ‘009 patent. Post-trial briefing concluded on April 29, 2016.  The Parties have reached agreement on settlement with Teva subject to Court approval. In June 2016, after reaching an agreement to settle, the parties filed and the Court entered a judgment of infringement in favor of Plaintiffs and against Teva regarding the ‘009 patent. On July 26, 2016, the Court entered a final judgment of invalidity of claim 1 of the ‘209 patent, claims 1, 6, 10 and 15 of the ‘708 patent, claim 1 of the ‘379 patent, claims 1 and 9 of the ‘752 patent, claims 1 and 7 of the ‘085 patent and claim 1 of the ‘233 patent in favor of Teva. On October 9, 2015, the Company also brought an action for infringement of the ‘009, ‘209, ‘708, ‘379, ‘752, ‘085, and ‘233 patents in the U.S. District Court for the District of Delaware against Accord Healthcare, Inc. and Intas Pharmaceuticals Limited (collectively, “Accord”). The Accord defendants have notified Plaintiffs that they have filed an ANDA with the FDA seeking to obtain approval to market generic versions of Namenda XR® before these patents expire. On January 14, 2016, Forest entered into a settlement agreement with Accord. On December 18, 2015, the Company also brought an action for infringement of the ‘209, ‘708, ‘379, ‘752, ‘085, and ‘233 patents in the U.S. District Court for the District of Delaware against Panacea Biotec, Ltd. (“Panacea”). Panacea has notified Plaintiffs that it has filed an ANDA with the FDA seeking to obtain approval to market generic versions of Namenda XR® before these patents expire. On May 17, 2016, the Company entered into a settlement agreement with Panacea.

Namzaric®. On August 27, 2015, Forest Laboratories, LLC, Forest Laboratories Holdings, Ltd. (collectively, “Forest”) and Adamas Pharmaceuticals, Inc. (all collectively, “Plaintiffs”), brought an action for infringement of some or all of U.S. Patent Nos. 8,039,009 (the “’009 patent”), 8,058,291 (the “‘291 patent”), 8,168,209 (the “‘209 patent”), 8,173,708 (the “‘708 patent”), 8,283,379 (the “‘379 patent”), 8,293,794 (the “‘794 patent”), 8,329,752 (the “‘752 patent”), 8,338,485 (the “‘485 patent”), 8,338,486 (the “‘486 patent”), 8,362,085 (the “‘085 patent”), 8,580,858 (the “‘858 patent”) and 8,598,233 (the “‘233 patent”) in the U.S. District Court for the District of Delaware against Amneal Pharmaceuticals LLC and Par Pharmaceutical, Inc., and related subsidiaries and affiliates thereof. These companies have notified Plaintiffs that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Namzaric® before these certain patents expire. Including a 6-month pediatric extension of regulatory exclusivity, the ‘009 patent expires in September 2029, and the ‘209, ‘708, ‘379, ‘752, ‘085, and ‘233 patents expire in May 2026. The ‘291 patent expires in December 2029, and the ‘794, ‘485, ‘486, and ‘858 patents expire in November 2025. These lawsuits triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than January 2018 (unless there is a final court decision adverse to Plaintiffs sooner). On October 23, 2015, the Company also brought an action for infringement of the ‘009, ‘291, ‘209, ‘708, ‘379, ‘794, ‘752, ‘485, ‘486, ‘085, ‘858 and ‘233 patents in the U.S. District Court for the District of Delaware against Amerigen Pharmaceuticals, Inc. and Amerigen Pharmaceuticals Ltd. (collectively, “Amerigen”). The Amerigen defendants have notified Plaintiffs that they have filed an ANDA with the FDA seeking to obtain approval to market generic versions of Namzaric® before these certain patents expire. On January 5, 2016, the district court in the Namenda XR® patent litigations issued a claim construction ruling that included findings of indefiniteness as to certain claim terms in certain of the patents also asserted in the pending Namzaric® patent litigations. The Company entered into a settlement agreement with Par on April 29, 2016. Under the terms of the settlement agreement, and subject to review of the settlement terms by the U.S. Federal Trade Commission, Plaintiffs will provide a license to Par that will permit it to launch its generic version of Namzaric® as of June 5, 2029, or earlier in certain circumstances. Trial is scheduled for October 2017. In June 2016, Forest filed a motion for leave to file an amended complaint to add the ‘009 patent against Amneal, which the District Court granted on July 19, 2016. On May 20, 2016, the Company also brought an action for infringement of the ‘009, ‘291, ‘209, ‘708, ‘379, ‘794, ‘752, ‘485, ‘486, ‘085, ‘858 and ‘233 patents in the U.S. District Court for the District of Delaware against Accord Healthcare Inc. USA and Intas Pharmaceuticals Limited (collectively, “Accord”). The Accord defendants have notified Plaintiffs that they have filed an ANDA with the FDA seeking to obtain approval to market generic versions of Namzaric® before these certain patents expire. The Company entered into a settlement agreement with Accord on July 20, 2016. While the Company intends to vigorously defend the patents at issue in this litigation, Forest can offer no assurance as to whether the lawsuit will be successful and that a generic version will not be launched.

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

Restasis®. Between August and September 2015, Allergan brought actions for infringement of U.S. Patent Nos. 8,629,111 (the “‘111 patent”), 8,633,162 (the “‘162 patent”), 8,642,556 (the “‘556 patent”), 8,648,048 (the “‘048 patent”), and 8,685,930 (the “‘930 patent”) in the U.S. District Court for the Eastern District of Texas against Akorn, Inc., Apotex, Inc., Mylan Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Inc., InnoPharma, Inc., and Pfizer, Inc., and related subsidiaries and affiliates thereof. On September 14, 2015, Allergan brought an action for infringement of these patents in the U.S. District Court for the District of Delaware against InnoPharma, Inc. and Pfizer, Inc. These companies have notified Allergan that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Restasis® before these patents expire in August 2024. In the Texas actions the District Court granted joint motions to dismiss without prejudice Teva Pharmaceutical Industries Ltd. and Pfizer, Inc., on October 12 and October 22, 2015, respectively. Teva Pharmaceuticals USA, Inc. (“Teva”) and InnoPharma, Inc. (“InnoPharma”) remain defendants in the respective actions. In October 2015, Mylan Pharmaceuticals, Inc. and Mylan, Inc. (“Mylan”) filed a motion to dismiss for lack of personal jurisdiction and improper venue, and for failure to state a claim as to Mylan, Inc.; Teva filed a motion to dismiss for lack of personal jurisdiction and improper venue; Apotex, Inc. and Apotex Corp. (“Apotex”) filed an answer, affirmative defenses and counterclaim; Akorn, Inc. (“Akorn”) filed an answer and counterclaim; and Teva filed an answer, counterclaim and motion to dismiss. Allergan entered into a settlement agreement with Apotex on December 15, 2015. In December 2015, Allergan and Apotex filed a joint stipulation of dismissal and the U.S. District Court granted the Order with respect to the Apotex defendants. In January 2016, the Court scheduled a bench trial for August 29, 2017.

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

On March 1, 2016, Allergan received a Paragraph IV letter from Famy Care Limited (“Famy Care”) notifying Allergan that they have filed an ANDA with the FDA seeking to obtain approval to market generic versions of Restasis® before the patents expire in August 2024, contending that the ‘111 patent, the ʼ162 patent, the ‘556 patent, the ‘048 patent, the ‘930 patent, and the ‘191 patent are invalid and not infringed by their respective proposed generic products. In March 2016, the Court entered an order requesting supplemental briefs on the effect of the Federal Circuit’s Acorda decision (No. 2014-1456) on Teva’s and Mylan’s pending motions to dismiss. In their supplemental briefs, Teva acknowledged that, under the Acorda decision, it is subject to specific personal jurisdiction in the Eastern District of Texas and that venue is proper, and Mylan requested that the District Court refrain from taking action on its pending motion until after Mylan has sought panel and en banc rehearing in the Acorda action. In April 2016, the Court issued a memorandum and opinion denying Mylan’s and Teva’s motions to dismiss. On April 12, 2016, Allergan filed a complaint for infringement of the ʼ111 patent, ʼ162 patent, ʼ556 patent, ʼ048 patent, ʼ930 patent, and the ʼ191 patent in the U.S. District Court for the Eastern District of Texas against Famy Care. In March and April 2016, Allergan filed answers to Teva, Akorn and InnoPharma’s counterclaims. On June 6, 2016, Famy Care filed an answer, affirmative defenses and counterclaims. In June 2016, Allergan filed a motion for consolidation and the Court entered an order consolidating the Famy Care matter, C.A. 2:16-cv-00401-WCB, into C.A. 2:15-cv-01455-WCB, (the “Lead” case).

On July 20, 2016, Allergan filed a complaint for infringement of the ʼ111 patent, ʼ162 patent, ʼ556 patent, ʼ048 patent, ʼ930 patent, and the ʼ191 patent in the U.S. District Court for the District of Delaware and, on July 21, 2016, a complaint in the U.S. District Court for the Eastern District of Texas against TWi Pharmaceuticals, Inc. and TWi Pharmaceuticals USA, Inc. (“TWi”). TWi notified Allergan that it has filed an ANDA with the FDA seeking to obtain approval to market generic versions of Restasis® before these certain patents expire. While the Company intends to vigorously defend the patents at issue in this litigation, Allergan can offer no assurance as to whether the lawsuit will be successful and that a generic version will not be launched.

Restasis® IPR. On June 6, 2016, Allergan, Inc. (“Allergan”) received  notification letters that Inter Partes Review of the USPTO (“IPR”) petitions were filed by Mylan Pharmaceuticals Inc. (“Mylan”) regarding U.S. Patent Nos. 8,629,111 (the “’111 patent”), 8,633,162 (the “’162 patent”), 8,642,556 (the “’556 patent”), 8,648,048 (the “’048 patent”), 8,685,930 (the “’930 patent”), and 9,248,191 (the “’191 patent”), which patents expire on August 27, 2024. Mylan filed the IPR petition on June 3, 2016. On June 23, 2016, Allergan received a notification letter that a IPR petition and motion for joinder was filed by Argentum Pharmaceuticals LLC (“Argentum”) regarding the ’111 patent.

Saphris®. Between September 2014 and May 2015, Forest Laboratories, LLC, and Forest Laboratories Holdings, Ltd. (collectively, “Forest”) brought actions for infringement of some or all of U.S. Patent Nos. 5,763,476 (the “‘476 patent”), 7,741,358 (the “‘358 patent”) and 8,022,228 (the “‘228 patent”) in the U.S. District Court for the District of Delaware against Sigmapharm Laboratories, LLC, Hikma Pharmaceuticals, LLC, Breckenridge Pharmaceutical, Inc., Alembic Pharmaceuticals, Ltd. and Amneal Pharmaceuticals, LLC, and related subsidiaries and affiliates thereof. Including a 6-month pediatric extension of regulatory exclusivity, the ‘476 patent expires in December 2020, and the ‘358 and ‘228 patents expire in October 2026. These lawsuits triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than February 13, 2017 (unless a court issues a decision adverse to Forest sooner). On February 3, 2015, the District Court consolidated the then-pending actions for all purposes. On September 30, 2015, the District Court consolidated all pending actions. On March 28, 2016, the Court entered Forest and Hikma’s proposed joint stipulation and order of adverse judgment and dismissal of claims related to the ‘358 and ‘228 patents. In April 2016, the Court granted the proposed consent judgment of non-infringement and order of dismissal of counterclaims related to the ‘358 and ‘228 patents, as well as a stipulation and order with respect to infringement of Claims 1, 2, and 6 of the ʼ476 patent, between Plaintiffs and Breckenridge. The Court also granted the proposed stipulation of entry and proposed order of adverse judgment and dismissal of counterclaims related to the ʼ358 and ʼ228 patents between Plaintiffs and Sigmapharm. Trial is scheduled to begin in October 2016 with respect to the ‘476 patent, the only remaining patent-in-suit. On May 2, 2016, the Court granted the proposed stipulation and order of infringement of certain claims of the ‘476 patent as to Hikma. In July 2016, the parties filed and the Court entered a stipulation of entry and order of infringement of certain claims of the ‘476 patent by Alembic. The Company believes it has meritorious claims to prevent the generic applicants from launching a generic version of Saphris®. However, there can be no assurance a generic version will not be launched.

Savella®. Between September 2013 and February 2014, Forest Laboratories, Inc., Forest Laboratories Holdings, Ltd. (collectively, “Forest”) and Royalty Pharma Collection Trust (“Royalty”), Forest’s licensor for Savella®, brought actions for infringement of U.S. Patent Nos. 6,602,911 (the “‘911 patent”), 7,888,342 (the “‘342 patent”), and 7,994,220 (the “‘220 patent”) in the U.S. District Court for the District of Delaware against Amneal, Apotex, First Time US Generics, Glenmark, Hetero, Lupin, Mylan, Par, Ranbaxy, and Sandoz, and related subsidiaries and affiliates thereof. These companies have notified Forest and Royalty that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Savella before these patents expire. (The ‘342 patent expires in November 2021, the ‘911 patent expires in January 2023, and the ‘220 patent expires in September 2029.) These lawsuits triggered an automatic stay of approval of the applicable ANDAs until July 14, 2016 (unless a court issues a decision adverse to Forest and Royalty Pharma sooner). On March 7, 2014, Forest and Royalty voluntarily dismissed, without prejudice, all claims against Sandoz. On March 20, 2014, the district court consolidated all of the remaining pending actions for all purposes and issued a scheduling order setting a trial date in January 2016. On May 12, 2014, Forest and Royalty entered into a settlement agreement with First Time US Generics. Under the terms of the settlement agreement, and subject to review of the settlement terms by the U.S. Federal Trade Commission, Forest will provide a license to First Time that will permit it to launch its generic version of Savella® as of the date that is the later of (a) six (6) calendar months prior to the expiration date of the last to expire of the ‘911 patent, the ‘342 patent, and the ‘220 patent, including any extensions and/or pediatric exclusivities; or (b) the date that First Time obtains final FDA approval of its ANDA, or earlier in certain circumstances. On December 15, 2014, Forest and Royalty entered into a settlement agreement with Ranbaxy. On April 8, 2015, Defendants filed a motion to dismiss for lack of standing. On or about April 29, 2015, Forest entered into a settlement agreement with Par that will permit Par to launch its generic version of Savella® as of the date that is the later of (a) six (6) calendar months prior to the expiration date of the last to expire of the ‘911 patent, the ‘342 patent, and the ‘220 patent, including any extensions and/or pediatric exclusivities; or (b) the date that Par obtains final FDA approval of its ANDA, or earlier in certain circumstances. On December 11, 2015, Forest and Royalty entered into settlement agreements with Hetero and Glenmark. On January 8, 2016, Forest and Royalty entered into a settlement agreement with Amneal. On January 19, 2016, Forest and Royalty entered into a settlement agreement with Apotex. The defendants under these agreements may enter the market as of March 19, 2026. A bench trial concluded on January 26, 2016. Post-trial briefing concluded on April 26, 2016. In June 2016, Forest and Royalty entered into a settlement agreement with Lupin. On July 11, 2016, the Court entered an order, opinion and judgment in favor of Plaintiffs and against Mylan, that Mylan infringes the asserted claims of the ‘911, ‘342 and ‘220 patents, and that the asserted claims of the ‘911, ‘342 and ‘220 patents are valid.

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

In April 2016, Forest filed a complaint for infringement of the ʼ175 patent in the U.S. District Court for the District of Delaware against Apotex. Apotex had notified Forest and Takeda that they have filed an ANDA with the FDA seeking to obtain approval to market generic versions of Teflaro® before the ʼ175 patent expires in April 2022. This lawsuit triggered an automatic stay of approval of the applicable ANDA with respect to the ’175 patent until September 8, 2018 (unless a court issues a decision adverse to Forest and Takeda sooner). In May 2016, Apotex filed an answer and counterclaim as to the ‘175 patent and Forest filed an answer to Apotex’s counterclaims. On June 14, 2016, Allergan filed a motion for consolidation and the Court entered an order consolidating C.A. 1:16-cv-00269-GMS, into C.A. 1:15-cv-00018-GMS, (the “Lead” case). While the company intends to vigorously defend the patents at issue in this litigation, Forest can offer no assurance as to whether the lawsuit will be successful and that a generic version will not be launched.

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

Patent Defense Matters

Teva Namenda XR Patent Litigation. In December 2013, Forest Laboratories, Inc. (“Forest”) was named as a defendant in an action brought by Teva Pharmaceuticals USA, Inc. and Mayne Pharma International Pty Ltd. in the U.S. District Court for the District of Delaware. The complaint alleges that Forest infringes U.S. Patent No. 6,194,000 by making, using, selling, offering to sell, and importing Namenda XR. The district court has scheduled a trial to begin in July 2016. On October 29, 2015, Plaintiffs filed a First Amended Complaint, adding Forest Pharmaceuticals, Inc. as a named defendant. Defendants responded on November 18, 2015. On December 7, 2015, Plaintiffs filed a motion to dismiss Defendants’ counterclaims for invalidity and motion to strike certain of Defendants’ affirmative defenses concerning invalidity. Plaintiffs’ motion remains pending. The relief requested in the Amended Complaint includes damages, but not preliminary or permanent injunctive relief. On March 16, 2016, the Court entered an order denying the Company’s request to file a motion for summary judgment. In June 2016, the Court entered an order granting with prejudice, Teva’s motion to dismiss Forest’s counterclaim for invalidity and motion to strike defendant’s fourth and fifth affirmative defenses. In July 2016, the parties filed and the Court entered a stipulation of dismissal with prejudice.

Product Liability Litigation

Actonel® Litigation. Warner Chilcott is a defendant in approximately 172 cases and a potential defendant with respect to approximately 392  unfiled claims involving a total of approximately 573 plaintiffs and potential plaintiffs relating to Warner Chilcott’s bisphosphonate prescription drug Actonel®. The claimants allege, among other things, that Actonel® caused them to suffer osteonecrosis of the jaw (“ONJ”), a rare but serious condition that involves severe loss or destruction of the jawbone, and/or atypical fractures of the femur (“AFF”). All of the cases have been filed in either federal or state courts in the United States. Warner Chilcott is in the initial stages of discovery in these litigations. In addition, Warner Chilcott is aware of four purported product liability class actions that were brought against Warner Chilcott in provincial courts in Canada alleging, among other things, that Actonel® caused the plaintiffs and the proposed class members who ingested Actonel® to suffer atypical fractures or other side effects. It is expected that these plaintiffs will seek class certification. Plaintiffs have typically asked for unspecified monetary and injunctive relief, as well as attorneys’ fees. Warner Chilcott is indemnified by Sanofi for certain Actonel claims pursuant to a collaboration agreement relating to the two parties’ co-promotion of the product in the United States and other countries. In addition, Warner Chilcott is also partially indemnified by the Procter & Gamble Company (“P&G”) for ONJ claims that were pending at the time Warner Chilcott acquired P&G’s global pharmaceutical business in October 2009. In May and September 2013, Warner Chilcott entered into two settlement agreements that resolved a majority of the then-existing ONJ-related claims which are subject to the acceptance by the individual respective claimants.

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

Benicar® Litigation. The Company is named in approximately 2,785 actions involving allegations that Benicar®, a treatment for hypertension that Forest co-promoted with Daiichi Sankyo between 2002 and 2008, caused certain gastrointestinal injuries. Under Forest’s Co-Promotion Agreement, Daiichi Sankyo is defending us in these lawsuits.

Celexa®/Lexapro® Litigation. Forest and its affiliates are defendants in approximately 185 actions alleging that Celexa® or Lexapro® caused various birth defects. Several of the cases involve multiple minor-plaintiffs. The majority of these actions have been consolidated in state court in Missouri where one case is set for trial in May 2017. There are birth defect cases pending in other jurisdictions,, none of which are set for trial.

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

Testosterone Litigation. Beginning in 2014, a number of product liability suits were filed against the Company and certain of its affiliates, as well as other manufacturers and distributors of testosterone products, for personal injuries including but not limited to cardiovascular events allegedly arising out of the use of Androderm® testosterone cypionate, AndroGel and/or testosterone enanthate. Actavis, Inc. and/or one or more of its subsidiaries have been served in approximately 551 currently pending actions, three of which are pending in state courts and the remainder of which are pending in federal court. The federal court actions have been consolidated in an MDL in federal court in Illinois. The defendants have responded to the plaintiffs’ master complaint in the MDL. Plaintiffs have dismissed all claims relating to any of Actavis’ generic TRT products from the cases. These cases are in the initial stages and discovery is in the early stages. The Company anticipates that additional suits will be filed. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Forest received a subpoena, dated April 29, 2015, from the U.S. Department of Health and Human Services, Office of Inspector General (“OIG”). The subpoena requests documents relating to Average Manufacturer (“AMP”) and Best Price calculations for several of its products. The Company is cooperating fully with the OIG’s requests.

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

Forest and certain of its affiliates are defendants in four state court actions pending in Illinois, Mississippi, Utah and Wisconsin involving qui tam actions alleging generally that the plaintiffs (all government agencies) were overcharged for their share of Medicaid drug reimbursement costs. Discovery is ongoing in these actions. A trial in the Mississippi action is scheduled in August 2015. Forest and the other defendants filed a motion to dismiss Utah’s amended complaint. This motion to dismiss was denied in part, and discovery is proceeding. On February 17, 2014, the Wisconsin state court granted defendants’ motion to dismiss plaintiff’s Second Amended Complaint. However, the relator filed a separate action making the same basic allegations as in its amended complaint in the original action. The Company intends to continue to vigorously defend against these actions. At this time, the Company does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

On December 28, 2015, a putative class action complaint was filed in state court in Pennsylvania on behalf of a putative class of private payers. Defendants removed the complaint to the federal court in Pennsylvania.  The complaint alleges that manufacturers of generic drugs including Actavis Group, Forest Laboratories, Inc. and Watson Pharmaceuticals, Inc., caused plaintiffs to overpay for prescription drug products through the use of inflated AWPs. The complaint alleges violations of the Pennsylvania Unfair Trade Practices and Consumer Protection Law, negligent misrepresentation/fraud, unjust enrichment, civil conspiracy and aiding and abetting. Defendants removed this action to the federal court in Pennsylvania under the Class Action Fairness Act. Plaintiffs filed an amended complaint on March 29, 2016.  On May 3, 2016, the court issued an order staying all deadlines in this action.  An additional complaint then was filed in state court in Pennsylvania on behalf an individual indirect purchaser containing similar allegations to the class complaint.  While the matters related to Actavis Group and Watson Pharmaceuticals, Inc. were assumed by Teva as part of the Teva Transaction, the complaint against Forest Laboratories remains with the Company.

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

Allergan. In December 2011, the federal district court in Pennsylvania issued an order partially unsealing the second amended qui tam complaint, filed by relators Herbert J. Nevyas, M.D. and Anita Nevyas-Wallace, M.D., to be informally provided to Allergan, Inc. The complaint asserts claims under Federal and State False Claims Acts and Federal and State Anti-Kickback Acts. On December 16, 2013, the court entered an order to unseal this qui tam action. On April 1, 2014, Allergan filed a motion to dismiss. On

May 26, 2015, the court issued a ruling granting, in part, the motion to dismiss and denying it in part. Allergan filed an answer to the remaining claims on June 25, 2015. On July 7, 2015, the court scheduled trial in this matter for October 31, 2016.  In May 2016, the parties reached a settlement, which remains subject to approval by various Federal and State agencies.

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

Teva Assumed Liabilities

The following matters were assumed by Teva as part of the completion of the Teva Transaction on August 2, 2016.

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

Cipro® Litigation. Beginning in July 2000, a number of suits were filed against Watson and certain Company affiliates including The Rugby Group, Inc. (“Rugby”) in various state and federal courts alleging claims under various federal and state competition and consumer protection laws. The actions generally allege that the defendants engaged in unlawful, anticompetitive conduct in connection with alleged agreements, entered into prior to Watson’s acquisition of Rugby from Sanofi Aventis (“Sanofi”), related to the development, manufacture and sale of the drug substance ciprofloxacin hydrochloride, the generic version of Bayer’s brand drug, Cipro®. The actions generally seek declaratory judgment, damages, injunctive relief, restitution and other relief on behalf of certain purported classes of individuals and other entities. While many of these actions have been dismissed, actions remain pending in various state courts, including California, Kansas, Tennessee, and Florida. There has been activity in Tennessee and Florida since 2003. In the action pending in Kansas, plaintiffs’ motion for class certification has been fully briefed. In the action pending in the California state court, following the decision from the United States Supreme Court in the Federal Trade Commission v. Actavis matter involving AndroGel®, described above, Plaintiffs and Bayer announced that they reached an agreement to settle the claims pending against Bayer and Bayer has now been dismissed from the action. Plaintiffs are continuing to pursue claims against the generic defendants, including Watson and Rugby. The remaining parties submitted letter briefs to the court regarding the impact of the Supreme Court AndroGel Decision and on May 7, 2015, the California Supreme Court issued a ruling, consistent with the Supreme Court AndroGel Decision discussed above, that the settlements between brand and generic drug companies which include a payment from the brand company to the generic competitor must be evaluated under a “rule of reason” standard of review.  On June 3, 2016, plaintiffs in the California action filed a motion for summary adjudication and defendants filed a motion to decertify the class.

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

Lidoderm® Litigation. On November 8, 2013, a putative class action was filed in the federal district court against Actavis, Inc. and certain of its affiliates alleging that Watson’s 2012 patent lawsuit settlement with Endo Pharmaceuticals, Inc. related to Lidoderm® (lidocaine transdermal patches, “Lidoderm®”) is unlawful. The complaint, asserted on behalf of putative classes of direct purchaser plaintiffs, generally alleges that Watson improperly delayed launching generic versions of Lidoderm® in exchange for substantial payments from Endo in violation of federal and state antitrust and consumer protection laws. The complaint seeks declaratory and injunctive relief and damages. Additional lawsuits containing similar allegations have followed on behalf of other classes of putative direct purchasers and suits have been filed on behalf of putative classes of end-payer plaintiffs. The Company anticipates additional claims or lawsuits based on the same or similar allegations may be filed. On April 3, 2014 the JPML consolidated the cases in federal district court in California. Defendants filed motions to dismiss each of the plaintiff classes’ claims. On November 17, 2014, the court issued an order granting the motion in part but denying it with respect to the claims under Section 1 of the Sherman Act. Plaintiffs then filed an amended, consolidated complaint on December 19, 2014. Defendants have responded to the amended consolidated complaint. On March 5, 2015, a group of five retailers filed a civil antitrust complaint in their individual capacities regarding Lidoderm® in the same court where it was consolidated with the direct and indirect purchaser class complaints. The retailer complaint recites similar facts and asserts similar legal claims for relief to those asserted in the related cases described above. The five retailers amended their complaint on July 27, 2015. On March 30, 2016, the U.S. Federal Trade Commission filed a lawsuit in federal district court in the Eastern District of Pennsylvania against the company, one of its Global Generics business subsidiaries, Watson Laboratories, Inc., Endo Pharmaceuticals Inc. and others arising out of patent settlements relating to Lidoderm and Opana ER (generic oxymorphone extended release tablets). The Lidoderm settlement was reached by Endo Pharmaceuticals Inc. and Watson Laboratories, Inc. in May 2012, and all allegations against the Company and Watson Laboratories, Inc. relate to the Lidoderm settlement only. The FTC action as to Watson Laboratories, Inc. parallels the allegations contained in the private litigation, and seeks monetary and equitable relief.  On June 23, 2016, the defendants filed motions to sever the Federal Trade Commission’s lawsuit into two separate actions, one involving Lidoderm and one involving Opana ER.  On July 12, 2016, the defendants filed motions to dismiss the Federal Trade Commission’s complaint.

The Company believes it has substantial meritorious defenses and intends to defend itself vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Generic Drug Pricing Litigation. On March 2, 2016, a class action complaint was filed against Allergan plc and several other defendants in federal court in Pennsylvania on behalf of a putative class of direct and indirect purchasers of certain pharmaceutical products. Several additional indirect purchaser class action complaints were subsequently filed in the same court, and one complaint was filed in federal court in Rhode Island.  A motion has been filed with the Judicial Panel for Multidistrict Litigation to consolidate the actions and oral argument on the motion was held on July 28, 2016.  On June 9, 2016, plaintiffs in the original filed action filed an amended complaint. Each of the complaints allege that the defendants engaged in a conspiracy to fix, maintain and/or stabilize the prices of certain generic drug products. The Company intends to vigorously defend against this action. However, this action, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

FDA Litigation (Teva Assumed Liabilities)

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

Oxymorphone Extended-Release Tablets (Generic version of Opana® ER). On December 11, 2012, Endo Pharmaceuticals Inc. (“Endo”) sued Actavis, Inc. and Actavis South Atlantic LLC (“Actavis South Atlantic”) in the United States District Court for the Southern District of New York, alleging that sales of the Company’s 7.5 mg and 15 mg oxymorphone extended-release tablets, generic versions of Endo’s Opana® ER, infringe U.S. Patent Nos. 7,851,482; 8,309,122; and 8,329,216. Thereafter, FDA approved Actavis’ 5 mg, 10 mg, 20 mg, 30 mg, and 40 mg oxymorphone extended-release tablets and Endo filed a motion for a preliminary injunction seeking to prevent Actavis from selling the new strengths. On September 12, 2013, the district court denied Endo’s motion for a preliminary injunction and Actavis immediately launched the new strengths. On March 31, 2014, the Federal Circuit reversed the district court’s denial of Endo’s motion for a preliminary injunction and remanded the matter to the district court for further consideration. On January 13, 2015, Endo dismissed its claims against Actavis concerning the ‘482 patent. Trial with respect to the ‘122 and ‘216 patents began on March 23, 2015 and concluded on April 24, 2015. On August 14, 2015, the court found the ‘122 and ‘216 patents valid and infringed and ordered Actavis to cease selling its generic product within 60 days. Actavis filed a motion to amend the judgment to remove the injunction on continuing sales or in the alternative stay the injunction pending appeal. On October 8, 2015, the court tolled the 60 day period for Actavis to cease selling its generic product while the court considers the motion to amend the judgment. On April 29, 2016, the district court denied Actavis’ motion to amend the judgment to remove the injunction on continuing sales or in the alternative for a stay pending appeal, and Actavis discontinued selling its generic products.  On May 3, 2016, Actavis filed in the Federal Circuit an emergency motion to stay the injunction pending appeal. On May 13, 2016, the Federal Circuit denied Actavis’ emergency motion, and Actavis filed a motion for reconsideration.  The Federal Circuit denied Actavis’ motion for reconsideration on May 16, 2016 and ordered that appeal briefing should commence. Actavis’ appeal is currently pending. On November 7, 2014, Endo and Mallinckrodt LLC sued Actavis and certain of its affiliates in the United States District Court for the District of Delaware, alleging that sales of the Company’s generic versions of Opana® ER, 5mg, 7.5 mg, 10 mg, 15 mg, 20 mg, 30 mg and 40 mg, infringe U.S. Patent Nos. 7,808,737 (which the USPTO recently issued to Endo) and 8,871,779 (which Endo licensed from Mallinckrodt). The case is currently pending, and trial is scheduled to begin on February 21, 2017. On September 23, 2015, the Magistrate Judge recommended granting Actavis’ motion to dismiss the ‘737 patent for invalidity/unpatentable subject matter. On November 17, 2015 the District Court Judge upheld the Magistrate’s recommendation regarding invalidity of the ‘737 patent and dismissed that patent from the case. The Company believes it has substantial meritorious defenses to the case. However, Actavis has sold its generic versions of Opana® ER during the pendency of the above actions. Therefore, an adverse final determination that one of the patents in suit is valid and infringed could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Alendronate Litigation. Beginning in 2010, approximately 127 product liability suits on behalf of approximately 169 plaintiffs have been filed against the Company and certain of its affiliates, including Cobalt Laboratories, as well as other manufacturers and distributors of alendronate for personal injuries including AFF and ONJ allegedly arising out of the use of alendronate. The actions are pending in various state and federal courts. Several of the cases were consolidated in an MDL proceeding in federal court in New Jersey. In 2012, the MDL court granted the Company’s motion to dismiss all of the cases then pending against the Company in the New Jersey MDL. The Third Circuit affirmed the dismissal. Any new cases against the Company filed in the MDL are subject to dismissal unless plaintiffs can establish that their claims should be exempted from the 2012 dismissal order. Other cases were consolidated in an MDL in federal court in New York, where the Company filed a similar motion to dismiss. The Court granted, in part, the motion to dismiss which has resulted in the dismissal of several other cases. The Company has also been served with six cases that are part of a consolidated litigation in the California state court. In 2012, the California court partially granted a motion filed on behalf of all generic defendants seeking dismissal. Appeals in the California cases have been exhausted and the Company has not yet been able to determine how that will affect the cases filed against it. The remaining active cases are part of a mass tort coordinated proceeding in New Jersey state court. In the New Jersey proceeding, the Court granted, in part, a motion to dismiss. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if our indemnification arrangements or insurance do not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Propoxyphene Litigation. Beginning in 2011, a number of product liability suits were filed against Watson and certain of its affiliates, as well as other manufacturers and distributors of propoxyphene, for personal injuries including adverse cardiovascular events or deaths allegedly arising out of the use of propoxyphene. Cases were pending against Watson and/or its affiliates in various state and federal courts, representing claims by approximately 1,400 plaintiffs. A number of the cases were consolidated in an MDL in federal district court in Kentucky. On June 22, 2012, the MDL court granted the generic defendants’ joint motion to dismiss the remaining MDL cases. On June 27, 2014, the Sixth Circuit affirmed the district court’s dismissal. Plaintiffs did not file a petition for a writ of certiorari with the United States Supreme Court. In addition, approximately 35 cases were filed in California state court. These cases were removed to federal district courts and, after disputes over whether the cases should be remanded to state court, the Ninth Circuit Court of Appeals determined that the removals to federal court were proper. Many of the cases in California federal courts were transferred to the U.S. District Court for the Eastern District of Kentucky and consolidated for all pretrial proceedings in front of Judge Reeves, who presided over the MDL proceedings. A Show Cause Order was entered requiring plaintiffs to show cause on or before April 18, 2016 why their claims against the Generic Defendants (including Watson) should not be dismissed pursuant to the Court's prior order in the MDL dismissing all of the claims against the Generic Defendants with prejudice.  Several of these cases were dismissed voluntarily with prejudice, and the remaining cases were dismissed pursuant to the Show Cause Order.  In addition, approximately eight lawsuits were filed in Oklahoma, which have now been dismissed with prejudice, with the exception of seven plaintiffs in four of the cases whose claims were dismissed without prejudice, giving them one year (from June 1, 2016) to re-file their claims.  There were six cases remaining in the California federal courts that named Watson as a defendant, five of which have been voluntarily dismissed with prejudice.  In one of those cases the claims of two plaintiffs (a married couple) were excepted from the voluntary dismissal and; therefore, that one couple’s claim remains pending in California federal court.  The last remaining California case was transferred to the Eastern District of Kentucky and assigned to Judge Reeves.  It is anticipated that this case may be voluntarily dismissed or that it will be dismissed by Judge Reeves pursuant to prior orders. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Government Investigations, Government Litigation and Qui Tam Litigation (Teva Assumed Liabilities)

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

On December 28, 2015, a putative class action complaint was filed in state court in Pennsylvania on behalf of a putative class of private payers. Defendants removed the complaint to the federal court in Pennsylvania.  The complaint alleges that manufacturers of generic drugs including Actavis Group, and Watson Pharmaceuticals, Inc., caused plaintiffs to overpay for prescription drug products through the use of inflated AWPs. The complaint alleges violations of the Pennsylvania Unfair Trade Practices and Consumer Protection Law, negligent misrepresentation/fraud, unjust enrichment, civil conspiracy and aiding and abetting. Defendants removed this action to the federal court in Pennsylvania under the Class Action Fairness Act. Plaintiffs filed an amended complaint on March 29, 2016.  On May 3, 2016, the court issued an order staying all deadlines in this action.  An additional complaint then was filed in state court in Pennsylvania on behalf an individual indirect purchaser containing similar allegations to the class complaint.

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

DESI Drug Reimbursement Litigation. In December 2009, the Company learned that numerous pharmaceutical companies, including certain subsidiaries of the Company, were named as defendants in a qui tam action pending in federal court in Massachusetts. The tenth amended complaint, which was served on certain of the Company’s subsidiaries, alleges that the defendants falsely reported to the United States that certain pharmaceutical products, including those subject to the Food and Drug Administration’s Drug Efficacy Study Implementation (“DESI”) review program, were eligible for Medicaid reimbursement and thereby allegedly caused false claims for payment to be made through the Medicaid program. The Company’s subsidiaries named in the action together with all other named defendants filed a Joint Motion to Dismiss the Tenth Amended Complaint on December 9, 2011. On February 25, 2013, the court granted the motion to dismiss as to all defendants. The plaintiff may appeal. On September 11, 2013, a similar action was filed against certain Company subsidiaries as well as Warner Chilcott and numerous other pharmaceutical company defendants by the State of Louisiana based on the same core set of allegations as asserted in the federal court action in Massachusetts. Defendants filed exceptions to plaintiffs’ complaint. On June 28, 2015, the State of Louisiana filed an amended complaint and defendants promptly moved to dismiss. On September 21, 2015, the court granted defendants’ motion to dismiss the amended complaint in its entirety. The state is appealing the dismissal of its claims.  Oral argument on the appeal is scheduled for August 8, 2016.  Additional actions alleging similar claims could be asserted. The Company believes that it has meritorious defenses to the claims and intends to vigorously defend itself against such allegations. However, these actions or similar actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Warner Chilcott Limited has revised its consolidating financial statements as previously presented in Footnote 20 of the June 30, 2015 Quarterly Report on Form 10-Q and its December 31, 2015 balance sheet in Footnote 26 of the Annual Report due to a change in the Company’s legal entity structure and other reclassifications that occurred during the six months ended June 30, 2016.  As a result, prior period information has been recast to conform to the current period presentation.  As part of the Teva Transaction, the Company anticipates further legal entity structure changes, which will impact the presentation of this footnote for the three and nine months ending September 30, 2016.

The following financial information presents the consolidating balance sheets as of June 30, 2016 and December 31, 2015, the related statement of operations for the three and six months ended June 30, 2016 and 2015 and the statement of cash flows for the six months ended June 30, 2016 and 2015.

Warner Chilcott Limited

Consolidating Balance Sheets

As of June 30, 2016

(Unaudited; in millions)

Current assets:	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash and cash equivalents	$0.1	$0.3	$-	$-	$486.8	$-	$487.2
Marketable securities	-	-	-	-	17.1	-	17.1
Accounts receivable, net	-	0.5	-	-	2,490.0	-	2,490.5
Receivable from Parents	-	-	-	-	99.8	-	99.8
Inventories, net	-	-	-	-	726.8	-	726.8
Intercompany receivables	-	95,374.0	25,881.9	476.2	104,067.9	(225,800.0)	-
Prepaid expenses and other current assets	-	-	-	0.2	784.9	-	785.1
Current assets held for sale	-	-	-	-	4,244.0	-	4,244.0
Total current assets	0.1	95,374.8	25,881.9	476.4	112,917.3	(225,800.0)	8,850.5
Property, plant and equipment, net	-	-	-	1.3	1,555.9	-	1,557.2
Investments and other assets	-	5.0	-	12.5	335.1	-	352.6
Investment in subsidiaries	75,231.0	79,069.0	-	6,427.5	-	(160,727.5)	-
Non current assets held for sale	-	-	-	37.7	10,760.3	-	10,798.0
Deferred tax assets	-	-	-	-	179.4	-	179.4
Product rights and other intangibles	-	-	-	-	64,460.8	-	64,460.8
Goodwill	-	-	-	-	46,515.8	-	46,515.8
Total assets	$75,231.1	$174,448.8	$25,881.9	$6,955.4	$236,724.6	$(386,527.5)	$132,714.3

Current liabilities:
Accounts payable and accrued expenses	-	-	218.1	106.9	4,136.7	-	4,461.7
Intercompany payables	-	93,455.4	948.6	9,663.9	121,732.1	(225,800.0)	-
Payable to Parents	-	-	-	-	1,533.3	-	1,533.3
Income taxes payable	-	-	-	1.5	91.1	-	92.6
Current portion of long-term debt and capital leases	-	413.7	1,975.5	-	117.4	-	2,506.6
Current liabilities held for sale	-	-	-	-	1,778.1	-	1,778.1
Total current liabilities	-	93,869.1	3,142.2	9,772.3	129,388.7	(225,800.0)	10,372.3
Long-term debt and capital leases	-	5,897.4	22,520.6	4,253.0	4,404.1	-	37,075.1
Other long-term liabilities	-	-	-	-	1,039.6	-	1,039.6
Non current liabilities held for sale	-	-	-	-	476.5	-	476.5
Other taxes payable	-	-	-	18.4	724.6	-	743.0
Deferred tax liabilities	-	-	-	-	7,776.7	-	7,776.7
Total liabilities	-	99,766.5	25,662.8	14,043.7	143,810.2	(225,800.0)	57,483.2
Total equity / (deficit)	75,231.1	74,682.3	219.1	(7,088.3)	92,914.4	(160,727.5)	75,231.1
Total liabilities and equity	$75,231.1	$174,448.8	$25,881.9	$6,955.4	$236,724.6	$(386,527.5)	$132,714.3

Warner Chilcott Limited

Consolidating Balance Sheets

As of December 31, 2015

($ in millions)

Current assets:	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash and cash equivalents	$-	$13.5	$-	$2.0	$1,020.7	$-	$1,036.2
Marketable securities	-	-	-	-	9.3	-	9.3
Accounts receivable, net	-	-	-	-	2,125.4	-	2,125.4
Receivable from Parents	-	-	-	-	457.3	-	457.3
Inventories	-	-	-	-	757.5	-	757.5
Intercompany receivables	-	94,999.2	25,225.6	302.4	101,864.8	(222,392.0)	-
Prepaid expenses and other current assets	-	5.0	-	6.1	481.7	-	492.8
Current assets held for sale	-	-	-	-	4,095.6	-	4,095.6
Total current assets	-	95,017.7	25,225.6	310.5	110,812.3	(222,392.0)	8,974.1
Property, plant and equipment, net	-	-	-	34.3	1,497.0	-	1,531.3
Investments and other assets	-	-	-	33.6	375.1	-	408.7
Investment in subsidiaries	75,571.6	79,597.3	-	5,461.1	-	(160,630.0)	-
Non current assets held for sale	-	-	-	45.8	10,667.5	-	10,713.3
Deferred tax assets	-	-	-	-	49.5	-	49.5
Product rights and other intangibles	-	-	-	-	67,836.2	-	67,836.2
Goodwill	-	-	-	-	46,465.2	-	46,465.2
Total assets	$75,571.6	$174,615.0	$25,225.6	$5,885.3	$237,702.8	$(383,022.0)	$135,978.3
Current liabilities:
Accounts payable and accrued expenses	-	3.9	210.5	171.5	3,708.6	-	4,094.5
Intercompany payables	-	92,093.5	526.3	9,245.0	120,527.2	(222,392.0)	-
Payable to Parents	-	-	-	-	1,466.8	-	1,466.8
Income taxes payable	-	-	-	44.1	9.6	-	53.7
Current portion of long-term debt and capital leases	-	749.1	475.5	-	1,171.9	-	2,396.5
Current liabilities held for sale	-	-	-	23.3	1,669.9	-	1,693.2
Total current liabilities	-	92,846.5	1,212.3	9,483.9	128,554.0	(222,392.0)	9,704.7
Long-term debt and capital leases	-	6,995.0	24,013.0	4,269.4	4,856.5	-	40,133.9
Other long-term liabilities	-	-	-	-	1,262.0	-	1,262.0
Non current liabilities for sale	-	-	-	-	535.4	-	535.4
Other taxes payable	-	-	-	72.1	729.8	-	801.9
Deferred tax liabilities	-	-	-	-	7,968.8	-	7,968.8
Total liabilities	-	99,841.5	25,225.3	13,825.4	143,906.5	(222,392.0)	60,406.7
Total equity / (deficit)	75,571.6	74,773.5	0.3	(7,940.1)	93,796.3	(160,630.0)	75,571.6
Total liabilities and equity	$75,571.6	$174,615.0	$25,225.6	$5,885.3	$237,702.8	$(383,022.0)	$135,978.3

Warner Chilcott Limited

Consolidating Statements of Operations

For the Three Months Ended June 30, 2016

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$3,684.8	$-	$3,684.8

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	441.5	-	441.5
Research and development	-	-	-	-	636.5	-	636.5
Selling and marketing	-	-	-	-	866.8	-	866.8
General and administrative	-	-	-	11.5	328.2	-	339.7
Amortization	-	-	-	-	1,633.1	-	1,633.1
In-process research and development impairments	-	-	-	-	268.9	-	268.9
Asset sales and impairments, net	-	-	-	-	(17.6)	-	(17.6)
Total operating expenses	-	-	-	11.5	4,157.4	-	4,168.9
Operating (loss)	-	-	-	(11.5)	(472.6)	-	(484.1)

Non-operating income (expense):
Interest income / (expense), net	-	(43.9)	218.6	(39.6)	(478.4)	-	(343.3)
Other income (expense), net	-	-	-	-	0.1	-	0.1
Total other income (expense), net	-	(43.9)	218.6	(39.6)	(478.3)	-	(343.2)
(Loss) / income before income taxes and noncontrolling interest	-	(43.9)	218.6	(51.1)	(950.9)	-	(827.3)
Provision / (benefit) for income taxes	-	-	-	8.8	(267.0)	-	(258.2)
Losses / (earnings) of equity interest subsidiaries	648.2	581.7	-	(622.4)	-	(607.5)	-
Net (loss) / income from continuing operations, net of tax	$(648.2)	$(625.6)	$218.6	$562.5	$(683.9)	$607.5	$(569.1)
Income from discontinued operations	—	—	—	-	(77.3)	—	(77.3)
Net (loss) / income	$(648.2)	$(625.6)	$218.6	$562.5	$(761.2)	$607.5	$(646.4)
(Income) / loss attributable to noncontrolling interest	-	-	-	-	(1.8)	-	(1.8)
Net (loss) / income attributable to ordinary shareholders	$(648.2)	$(625.6)	$218.6	$562.5	$(763.0)	$607.5	$(648.2)
Other comprehensive (loss) / income	(345.5)	(345.5)	-	-	(345.5)	691.0	(345.5)
Comprehensive (loss) / income	$(993.7)	$(971.1)	$218.6	$562.5	$(1,108.5)	$1,298.5	$(993.7)

Warner Chilcott Limited

Consolidating Statements of Operations

For the Six Months Ended June 30, 2016

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	-	-	-	-	7,084.1	-	7,084.1

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	918.9	-	918.9
Research and development		-	-	-	1,039.6	-	1,039.6
Selling and marketing	-	-	-	-	1,633.6	-	1,633.6
General and administrative	-	0.5	-	19.8	633.7	-	654.0
Amortization	-	-	-	-	3,222.8	-	3,222.8
In process research and development impairments	-	-	-	-	274.9	-	274.9
Asset sales and impairments, net	-	-	-	-	(19.3)	-	(19.3)
Total operating expenses	-	0.5	-	19.8	7,704.2	-	7,724.5
Operating (loss)	-	(0.5)	-	(19.8)	(620.1)	-	(640.4)

Non-operating income (expense):
Interest income / (expense), net	-	437.6	218.8	(78.7)	(1,250.9)	-	(673.2)
Other income (expense), net	-	-	-	-	0.6	-	0.6
Total other income (expense), net	-	437.6	218.8	(78.7)	(1,250.3)	-	(672.6)
Income / (loss) before income taxes and noncontrolling interest	-	437.1	218.8	(98.5)	(1,870.4)	-	(1,313.0)
Provision / (benefit) for income taxes	-	-	-	16.1	(683.0)	-	(666.9)
Losses / (earnings) of equity interest subsidiaries	377.3	783.7	-	(966.4)	-	(194.6)	-
Net (loss) / income from continuing operations, net of tax	$(377.3)	$(346.6)	$218.8	$851.8	$(1,187.4)	$194.6	$(646.1)
Income from discontinued operations	-	-	-	-	271.3	-	271.3
Net (loss) / income	$(377.3)	$(346.6)	$218.8	$851.8	$(916.1)	$194.6	$(374.8)
(Income) attributable to noncontrolling interest	-	-	-	-	(2.5)	-	(2.5)
Net (loss) / income attributable to ordinary shareholders	$(377.3)	$(346.6)	$218.8	$851.8	$(918.6)	$194.6	$(377.3)
Other Comprehensive income / (loss)	177.0	255.4	-	-	177.0	(432.4)	177.0
Comprehensive income / (loss)	$(200.3)	$(91.2)	$218.8	$851.8	$(741.6)	$(237.8)	$(200.3)

Warner Chilcott Limited

Consolidating Statements of Operations

For the Three Months Ended June 30, 2015

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$3,628.7	$-	$3,628.7

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	917.8	-	917.8
Research and development	-	-	-	-	349.7	-	349.7
Selling and marketing	-	-	-	-	801.5	-	801.5
General and administrative	-	1.0	0.1	80.1	234.2	-	315.4
Amortization	-	-	-	-	1,515.7	-	1,515.7
In process research and development impairments	-	-	-	-	197.6	-	197.6
Asset sales and impairments, net	-	-	-	0.3	2.6	-	2.9
Total operating expenses	-	1.0	0.1	80.4	4,019.1	-	4,100.6
Operating (loss)	-	(1.0)	(0.1)	(80.4)	(390.4)	-	(471.9)

Non-operating income (expense):
Interest income / (expense), net	-	235.9	2.4	(43.6)	(532.0)	-	(337.3)
Other income (expense), net	-	(1.9)	-	-	(38.5)	-	(40.4)
Total other income (expense), net	-	234.0	2.4	(43.6)	(570.5)	-	(377.7)
Income / (loss) before income taxes and noncontrolling interest	-	233.0	2.3	(124.0)	(960.9)	-	(849.6)
(Benefit) for income taxes	-	-	-	(45.3)	(336.6)	-	(381.9)
Losses / (earnings) of equity interest subsidiaries	238.9	433.3	-	(134.3)	-	(537.9)	-
Net (loss) / income from continuing operations, net of tax	$(238.9)	$(200.3)	$2.3	$55.6	$(624.3)	$537.9	$(467.7)
Income from discontinued operations	-	-	-	-	230.3	-	230.3
Net (loss) / income	$(238.9)	$(200.3)	$2.3	$55.6	$(394.0)	$537.9	$(237.4)
(Income) attributable to noncontrolling interest	-	-	-	-	(1.5)	-	(1.5)
Net (loss) / income attributable to ordinary shareholders	$(238.9)	$(200.3)	$2.3	$55.6	$(395.5)	$537.9	$(238.9)
Other Comprehensive income / (loss)	772.9	751.5	-	-	772.9	(1,524.4)	772.9
Comprehensive income / (loss)	$534.0	$551.2	$2.3	$55.6	$377.4	$(986.5)	$534.0

Warner Chilcott Limited

Consolidating Statements of Operations

For the Six Months Ended June 30, 2015

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$5,611.7	$-	$5,611.7

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	1,439.7	-	1,439.7
Research and development	-	-	-	-	667.4	-	667.4
Selling and marketing	-	-	-	-	1,333.6	-	1,333.6
General and administrative	-	213.2	16.1	89.9	521.9	-	841.1
Amortization	-	-	-	-	2,301.1	-	2,301.1
In process research and development impairments	-	-	-	-	197.6	-	197.6
Asset sales and impairments, net	-	-	-	0.3	7.2	-	7.5
Total operating expenses	-	213.2	16.1	90.2	6,468.5	-	6,788.0
Operating (loss)	-	(213.2)	(16.1)	(90.2)	(856.8)	-	(1,176.3)

Non-operating income (expense):
Interest income / (expense), net	-	288.3	(14.7)	(87.4)	(693.9)	-	(507.7)
Other income (expense), net	-	(265.4)	31.0	0.1	(4.0)	-	(238.3)
Total other income (expense), net	-	22.9	16.3	(87.3)	(697.9)	-	(746.0)
(Loss) / income before income taxes and noncontrolling interest	-	(190.3)	0.2	(177.5)	(1,554.7)	-	(1,922.3)
(Benefit) for income taxes	-	-	-	(67.8)	(584.3)	-	(652.1)
Losses / (earnings) of equity interest subsidiaries	747.3	510.0	-	(386.5)	-	(870.8)	-
Net (loss) /income from continuing operations, net of tax	$(747.3)	$(700.3)	$0.2	$276.8	$(970.4)	$870.8	$(1,270.2)
Income from discontinued operations	-	-	-	-	524.1	-	524.1
Net (loss) / income	$(747.3)	$(700.3)	$0.2	$276.8	$(446.3)	$870.8	$(746.1)
(Income) attributable to noncontrolling interest	-	-	-	-	(1.2)	-	(1.2)
Net (loss) income attributable to ordinary shareholders	$(747.3)	$(700.3)	$0.2	$276.8	$(447.5)	$870.8	$(747.3)
Other Comprehensive income / (loss)	455.0	520.6	-	-	455.0	(975.6)	455.0
Comprehensive (loss) income	$(292.3)	$(179.7)	$0.2	$276.8	$7.5	$(104.8)	$(292.3)

Warner Chilcott Limited

Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2016

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net income / (loss)	$(377.3)	$(346.6)	$218.8	$851.8	$(916.1)	$194.6	$(374.8)
Reconciliation to net cash provided by operating activities:
(Earnings) / losses of equity interest subsidiaries	377.3	783.7	-	(966.4)	-	(194.6)	-
Depreciation	-	-	-	0.9	76.0	-	76.9
Amortization	-	-	-	-	3,227.6	-	3,227.6
Provision for inventory reserve	-	-	-	-	116.9	-	116.9
Share-based compensation	-	-	-	-	188.8	-	188.8
Deferred income tax benefit	-	-	-	-	(327.1)	-	(327.1)
In-process research and development impairments	-	-	-	-	274.9	-	274.9
Loss / (gain) on asset sales and impairments, net		-	-	-	(19.3)		(19.3)
Amortization of inventory step-up	-	-	-	-	42.4	-	42.4
Amortization of deferred financing costs	-	5.2	12.3	-	3.5	-	21.0
Contingent consideration adjustments, including accretion	-	-	-	-	60.8	-	60.8
Dividends from subsidiaries	139.2	-	-	-	-	(139.2)	-
Other, net	-	-	-	-	(26.4)	-	(26.4)
Changes in assets and liabilities (net of effects of acquisitions)	0.1	984.1	(231.1)	114.3	(1,398.7)	-	(531.3)
Net cash provided by operating activities	139.3	1,426.4	-	0.6	1,303.3	(139.2)	2,730.4
Cash Flows From Investing Activities:
Additions to property plant and equipment	-	-	-	(2.6)	(180.2)	-	(182.8)
Additions to product rights and other intangibles	-	-	-	-	-	-	-
Additions to investments	-	-	-	-	-	-	-
Proceeds from sale of investments and other assets		-	-	-	25.5	-	25.5
Proceeds from sales of property, plant and equipment	-	-	-	-	14.5	-	14.5
Acquisitions of business, net of cash acquired	-	-	-	-	-	-	-
Net cash (used in) investing activities	-	-	-	(2.6)	(140.2)	-	(142.8)
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness	-	-	-	-	-	-	-
Proceeds from borrowings on credit facility	-	900.0	-	-	-	-	900.0
Debt issuance and other financing costs	-	-	-	-	-	-	-
Payments on debt, including capital lease obligations	-	(2,339.6)	-	-	(1,496.0)	-	(3,835.6)
Payments of contingent consideration	-	-	-	-	(63.8)	-	(63.8)
Dividends to Parent	(139.2)	-	-	-	(139.2)	139.2	(139.2)
Contribution from Parent	-	-	-	-	-	-	-
Net cash provided by / (used in) financing activities	(139.2)	(1,439.6)	-	-	(1,699.0)	139.2	(3,138.6)
Effect of currency exchange rate changes on cash and cash equivalents	-	-	-	-	2.0	-	2.0
Movement in cash held for sale	-	-	-	-	-	-	-
Net increase / (decrease) in cash and cash equivalents	0.1	(13.2)	-	(2.0)	(533.9)	-	(549.0)
Cash and cash equivalents at beginning of period	-	13.5	-	2.0	1,020.7	-	1,036.2
Cash and cash equivalents at end of period	$0.1	$0.3	$-	$-	$486.8	$-	$487.2

Warner Chilcott Limited

Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2015

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net income / (loss)	$(747.3)	$(700.3)	$0.2	$276.8	$(446.3)	$870.8	$(746.1)
Reconciliation to net cash provided by operating activities:
(Earnings) / losses of equity interest subsidiaries	747.3	510.0	-	(386.5)	-	(870.8)	-
Depreciation	-	-	-	0.1	132.4	-	132.5
Amortization	-	-	-	-	2,598.9	-	2,598.9
Provision for inventory reserve	-	-	-	-	63.4	-	63.4
Share-based compensation	-	-	-	18.3	382.4	-	400.7
Deferred income tax benefit	-	-	-	-	(588.9)	-	(588.9)
In-process research and development impairments	-	-	-	-	197.6	-	197.6
Loss / (gain) on asset sales and impairments, net	-	-	-	-	58.4	-	58.4
Amortization of inventory step-up	-	-	-	-	706.1	-	706.1
Amortization of deferred financing costs	-	268.8	8.6	2.0	1.1	-	280.5
Contingent consideration adjustments, including accretion	-	-	-	-	8.1	-	8.1
Dividends from subsidiaries	68.8	68.8	-	-	-	(137.6)	-
Other, net	-	-	-	-	64.3	-	64.3
Changes in assets and liabilities (net of effects of acquisitions)	(0.1)	(4,672.9)	(20,820.7)	111.9	24,129.4	0.0	(1,252.4)
Net cash provided by operating activities	68.7	(4,525.6)	(20,811.9)	22.6	27,306.9	(137.6)	1,923.1
Cash Flows From Investing Activities:
Additions to property plant and equipment	-	-	-	(21.8)	(226.4)	-	(248.2)
Additions to product rights and other intangibles	-	-	-	-	(28.5)	-	(28.5)
Additions to investments	(9,000.8)	(9,000.8)	-	-	(21.0)	18,001.6	(21.0)
Proceeds from sale of investments and other assets	-	-	-	-	855.8	-	855.8
Proceeds from sales of property, plant and equipment	-	-	-	-	81.5	-	81.5
Acquisitions of business, net of cash acquired	-	-	-	-	(35,109.9)	-	(35,109.9)
Net cash (used in) investing activities	(9,000.8)	(9,000.8)	-	(21.8)	(34,448.5)	18,001.6	(34,470.3)
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness	-	5,500.0	20,955.6	-	0.8	-	26,456.4
Proceeds from borrowings on credit facility	-	2,810.0		-	72.0	-	2,882.0
Debt issuance and other financing costs	-	(167.1)	(143.7)	-	-	-	(310.8)
Payments on debt, including capital lease obligations	-	(3,553.3)	-	-	(542.9)	-	(4,096.2)
Payments of contingent consideration	-	-	-	-	(92.0)	-	(92.0)
Dividends to Parent	(68.8)	(68.8)	-	-	(68.8)	137.6	(68.8)
Contribution from Parent	9,000.8	9,000.8	-	-	9,000.8	(18,001.6)	9,000.8
Net cash provided by / (used in) financing activities	8,932.0	13,521.6	20,811.9	-	8,369.9	(17,864.0)	33,771.4
Effect of currency exchange rate changes on cash and cash equivalents	-	-	-	-	(3.1)	-	(3.1)
Movement in cash held for sale	-	-	-	-	-	-	-
Net increase / (decrease) in cash and cash equivalents	(0.1)	(4.8)	-	0.8	1,225.2	-	1,221.1
Cash and cash equivalents at beginning of period	0.1	5.5	-	1.5	237.2	-	244.3
Cash and cash equivalents at end of period	$-	$0.7	$-	$2.3	$1,462.4	$-	$1,465.4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Allergan plc is focused on developing, manufacturing and commercializing innovative branded pharmaceuticals (“brand”, “branded” or “specialty brand”).  Prior to completing the Teva Transaction (defined below), the Company also sold high-quality generic and over-the-counter (“OTC”) medicines and biologic products for patients around the world.

Allergan markets a portfolio of best-in-class products that provide valuable treatments for the central nervous system, eye care, medical aesthetics, gastroenterology, women's health, urology, and anti-infective therapeutic categories, and operated the world's third-largest global generics business, providing patients around the globe with increased access to affordable, high-quality medicines. Allergan is an industry leader in research and development, with one of the broadest development pipelines in the pharmaceutical industry.

With commercial operations in over 100 countries, Allergan is committed to working with physicians, healthcare providers and patients to deliver innovative and meaningful treatments that help people around the world live longer, healthier lives. Warner Chilcott Limited is a wholly-owned subsidiary of Allergan plc and has the same principal business activities.  As a result of the Allergan Acquisition (defined below) which closed on March 17, 2015, the Company expanded its franchises to include ophthalmology, neurosciences and medical aesthetics/dermatology/plastic surgery, which complements the Company’s existing central nervous system, gastroenterology, women’s health and urology franchises. The combined company benefits significantly from Allergan, Inc’s. (“Legacy Allergan”) global brand equity and consumer awareness of key products, including Botox® and Restasis®. The Allergan Acquisition also expanded our presence and market and product reach across many international markets, with strengthened commercial positions across Canada, Europe, Southeast Asia and other high-value growth markets, including China, India, the Middle East and Latin America.

On July 26, 2015 we entered into a master purchase agreement (the “Teva Agreement”), under which Teva Pharmaceutical Industries Ltd. (“Teva”) agreed to acquire our global generic pharmaceuticals business and certain other assets (the “Teva Transaction”).  Upon the closing of the Teva Transaction on August 2, 2016, we received $33.4 billion in cash which includes estimated working capital and other contractual adjustments, and 100.3 million unregistered Teva ordinary shares (or American Depository Shares with respect thereto), which approximated $5.0 billion in value using the closing date Teva opening stock price discounted at a rate of 5.9 percent due to the lack of marketability.  As part of the Teva agreement, Teva acquired our global generics business, including the United States (“U.S.”) and international generic commercial units, our third-party supplier Medis, our global generic manufacturing operations, our global generic research and development (“R&D”) unit, our international OTC commercial unit (excluding OTC eye care products) and some established international brands.

On June 30, 2016, the Company held for sale its Anda Distribution business, which distributes generic, brand, specialty and OTC pharmaceutical products from more than 300 manufacturers to retail independent and chain pharmacies, nursing homes, mail order pharmacies, hospitals, clinics and physician offices across the United States. The Company decided to hold for sale this business unit as the Company intends to continue its evolution into a focused branded pharmaceutical company.  On August 2, 2016, the Company entered into a definitive agreement under which Teva will acquire the Anda Distribution business for $500.0 million. The transaction is expected to close in the second half of 2016 and is subject to customary closing conditions, including antitrust clearance in the U.S.

As a result of the Teva Transaction and the decision to hold for sale the Company’s Anda Distribution business, and in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) number 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, the Company is accounting for the assets and liabilities to be divested as held for sale.  Further, the financial results of the businesses held for sale have been reclassified to discontinued operations for all periods presented in our consolidated financial statements.

The results of our discontinued operations include the results of our generic product development, manufacturing and distribution of off-patent pharmaceutical products, established international brands marketed similarly to generic products and out-licensed generic pharmaceutical products primarily in Europe through our Medis third-party business as well as our Anda Distribution business.

2016 Transactions

The following are the material transactions that were completed in the six months ended June 30, 2016.

Licenses and Asset Acquisitions

Topokine

On April 21, 2016, the Company acquired Topokine Therapeutics (“Topokine”), a privately held, clinical-stage biotechnology company focused on development stage topical medicines for fat reduction. Under the terms of the agreement, the Company acquired Topokine for an upfront payment of $85.0 million and success-based development and sales milestones of up to $260.0 million for XAF5, a first-in-class topical agent in late-stage development for the treatment of steatoblepharon, also known as undereye bags.  The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the transaction did not qualify as a business.  The total upfront net payment of approximately $85.0 million was expensed as a component of R&D expense and the future milestones will be recorded when the event becomes probable.

Heptares

On April 6, 2016, the Company entered into an agreement with Heptares Therapeutics (“Heptares”), under which the Company licensed exclusive global rights to a portfolio of novel subtype-selective muscarinic receptor agonists in development for the treatment of major neurological disorders, including Alzheimer's disease. Under the terms of the agreement, Heptares received an upfront payment of $125.0 million and is eligible to receive contingent milestone payments of up to approximately $665.0 million associated with the successful Phase 1, 2 and 3 clinical development and launch of the first three licensed compounds for multiple indications and up to approximately $2.575 billion associated with achieving certain annual sales thresholds during the several years following launch (the “Heptares Transaction”). In addition, Heptares is eligible to receive up to double-digit tiered royalties on net sales of all products resulting from the partnership. The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the transaction did not qualify as a business. The total upfront payment of approximately $125.0 million was expensed as a component of R&D expense and the future milestones will be recorded when the event becomes probable.

Anterios

On January 6, 2016, the Company acquired Anterios, Inc. (“Anterios”), a clinical stage biopharmaceutical company developing a next generation delivery system and botulinum toxin-based prescription products. Under the terms of the agreement, the Company acquired Anterios for an upfront net payment of approximately $90.0 million and potential development and commercialization milestone payments related to an investigational topical formulation of botulinum toxin type A in development for the potential treatment of hyperhidrosis, acne, and crow’s feet lines and the related NDS™, Anterios' proprietary platform delivery technology that enables local, targeted delivery of neurotoxins through the skin without the need for injections (“the Anterios Transaction”). Total future milestone payments could amount to $387.5 million. The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the transaction did not qualify as a business.  The total upfront net payment of approximately $90.0 million was expensed as a component of R&D expense and the future milestones will be recorded when the event becomes probable.

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

Kythera

On October 1, 2015, the Company acquired Kythera Biopharmaceuticals (“Kythera”) for $75 per share, or an acquisition accounting purchase price of $2,089.5 million (the “Kythera Acquisition”), which is being accounted for as a business acquisition. Kythera was focused on the discovery, development and commercialization of novel prescription aesthetic products. Kythera’s lead product, Kybella® injection, is the first and only Food and Drug Administration (“FDA”) approved, non-surgical treatment for moderate to severe submental fullness, commonly referred to as double chin.

Auden Mckenzie

On May 29, 2015 the Company acquired Auden Mckenzie Holdings Limited (“Auden”), a company specializing in the development, licensing and marketing of niche generic medicines and proprietary brands in the United Kingdom (“UK”) and across Europe for approximately 323.7 million British Pounds, or $495.9 million (the “Auden Acquisition”).  The assets and liabilities acquired, as well as the results of operations for the acquired Auden business are part of the assets divested in the Teva Transaction.  Results of Auden are included as a component of income from discontinued operations and the acquired financial position is included in assets and liabilities held for sale.

Allergan

On March 17, 2015, the Company acquired Legacy Allergan for approximately $77.0 billion including outstanding indebtedness assumed of $2.2 billion, cash consideration of $40.1 billion and equity consideration of $34.7 billion, which includes outstanding equity awards (the “Allergan Acquisition”). Under the terms of the agreement, Legacy Allergan shareholders received 111.2 million of the Company’s ordinary shares, 7.0 million of the Company’s non-qualified stock options and 0.5 million of the Company’s share units. The addition of Legacy Allergan’s therapeutic franchises in ophthalmology, neurosciences and medical aesthetics/dermatology/plastic surgery complements the Company’s existing central nervous system, gastroenterology, women’s health and urology franchises. The combined company also benefited significantly from Legacy Allergan’s global brand equity and consumer awareness of key products, including Botox® and Restasis®. The transaction expanded our presence and market and product reach across many international markets, with strengthened commercial positions across Canada, Europe, Southeast Asia and other high-value growth markets, including China, India, the Middle East and Latin America.

As a result of the Allergan Acquisition, the Company incurred the following transaction and integration costs in the three months ended June 30, 2016 and 2015, respectively ($ in millions):

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Cost of sales
Stock-based compensation acquired for Legacy Allergan employees	$2.1	$7.4
Acquisition, integration and restructuring related charges	1.9	1.2
Research and development
Stock-based compensation acquired for Legacy Allergan employees	9.4	36.1
Acquisition, integration and restructuring related charges	1.0	6.3
Selling and marketing
Stock-based compensation acquired for Legacy Allergan employees	16.7	39.7
Acquisition, integration and restructuring related charges	7.9	10.5
General and administrative
Stock-based compensation acquired for Legacy Allergan employees	8.4	43.2
Acquisition, integration and restructuring related charges	53.8	62.0
Other (expense) income
Bridge loan facilities expense	-	(1.9)
Interest rate lock	-	-
Total transaction and integration costs	$101.2	$208.3

As a result of the acquisition, the Company incurred the following transaction and integration costs in the six months ended June 30, 2016 and 2015, respectively ($ in millions):

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Cost of sales
Stock-based compensation acquired for Legacy Allergan employees	$5.2	$14.3
Acquisition, integration and restructuring related charges	5.8	12.1
Research and development
Stock-based compensation acquired for Legacy Allergan employees	23.3	91.6
Acquisition, integration and restructuring related charges	3.8	66.2
Selling and marketing
Stock-based compensation acquired for Legacy Allergan employees	37.2	62.9
Acquisition, integration and restructuring related charges	12.9	60.5
General and administrative
Stock-based compensation acquired for Legacy Allergan employees	18.3	226.2
Acquisition-related expenditures	-	65.5
Acquisition, integration and restructuring related charges	93.6	165.7
Other (expense) income
Bridge loan facilities expense	-	(264.9)
Interest rate lock	-	31.0
Total transaction and integration costs	$200.1	$998.9

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

Divestitures

Respiratory Business

As part of the Forest Acquisition (defined below), we acquired certain assets that comprised Legacy Forest’s branded respiratory business in the U.S. and Canada (the “Respiratory Business”). During the year ended December 31, 2014, we held for sale respiratory assets of $734.0 million, including allocated goodwill to this unit of $309.1 million. On March 2, 2015, the Company sold the Respiratory Business to AstraZeneca plc (“AstraZeneca”) for consideration of $600.0 million upon closing, additional funds to be received for the sale of certain of our inventory to AstraZeneca and low single-digit royalties above a certain revenue threshold. AstraZeneca also paid Allergan an additional $100.0 million and Allergan has agreed to a number of contractual consents and approvals, including certain amendments to the ongoing collaboration agreements between AstraZeneca and Allergan (the “Respiratory Sale”).  As a result of the final terms of the agreement, in the six months ended June 30, 2015, the Company recognized an incremental charge in cost of sales (including the acquisition accounting fair value mark-up of inventory) relating to inventory that will not be sold to AstraZeneca of $35.3 million. In the quarter ended June 30, 2015, the Company recorded an out-of-period pre-tax expense of $38.8 million related to the write off of royalty rights that expired in April 2015 in connection with the first quarter 2015 transaction. The impact of the out-of-period adjustment is not material to either the three months ended March 31, 2015 or the three months ended June 30, 2015. The Company recognized a loss in other (expense) income for the sale of the business of $38.8 million and $5.3 million, in the three and six months ended June 30, 2015, respectively.

2014 Transactions

The following are the material transactions that were completed in the year ended December 31, 2014 impacted our results of operations in the current period.

Durata Therapeutics

On November 17, 2014, the Company completed its tender offer to purchase all of the outstanding shares of Durata Therapeutics, Inc. (“Durata”), an innovative pharmaceutical company focused on the development and commercialization of novel therapeutics for patients with infectious diseases and acute illnesses (the “Durata Acquisition”). The Company purchased all outstanding shares of Durata, which were valued at approximately $724.5 million, including the assumption of debt. Additionally, there is one contingent value right (“CVR”) per share, entitling the holder to receive additional cash payments of up to $5.00 per CVR if certain regulatory or commercial milestones related to Durata’s lead product Dalvance® are achieved. The CVR had an acquisition date fair value of $49.0 million.

Contingent Consideration

At the time of the Durata Acquisition, additional consideration was conditionally due to the seller based upon the approval of Dalvance® in Europe, the approval of a single dose indication and the product reaching certain sales milestones. The Company estimated the acquisition accounting fair value of the contingent consideration to be $49.0 million using a probability weighted approach that considered the possible outcomes based on assumptions related to the timing and probability of the product launch date, discount rates matched to the timing of the payment, and probability of success rates and discount adjustments on the related cash flows. On March 2, 2015, the Company announced that the European Commission had granted Allergan’s subsidiary Durata Therapeutics International B.V., marketing authorization for Xydalba™ (dalbavancin) for the treatment of acute bacterial skin and skin structure infections (ABSSSI) in adults. The approval triggered the first CVR payment in the six months ended June 30, 2015 of $30.9 million. In January 2016, the Company received approval from the FDA for an expanded label that will include a single dose of Dalvance®, which triggered a second CVR payment of $30.9 million in the six months ended June 30, 2016.  The difference between the probability weighted fair value and the final payments are recorded as a component of cost of sales.

Forest Laboratories

On July 1, 2014, the Company acquired Forest Laboratories, Inc. (“Legacy Forest”) for $30.9 billion including outstanding indebtedness assumed of $3.3 billion, equity consideration of $20.6 billion, which includes outstanding equity awards, and cash consideration of $7.1 billion (the “Forest Acquisition”). Under the terms of the transaction, Legacy Forest shareholders received 89.8 million Allergan plc ordinary shares, 6.1 million Allergan plc non-qualified stock options and 1.1 million Allergan plc share units. Legacy Forest was a leading, fully integrated, specialty pharmaceutical company largely focused on the United States market. Legacy Forest marketed a portfolio of branded drug products and developed new medicines to treat patients suffering from diseases principally in the following therapeutic areas: central nervous system, cardiovascular, gastrointestinal, respiratory, anti-infective, and cystic fibrosis. A portion of the assets acquired were divested as part of the Teva Transaction.

As a result of the Forest Acquisition, the Company incurred the following transaction and integration costs in the three months ended June 30, 2016  and 2015, respectively ($ in millions):

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Cost of sales
Stock-based compensation acquired for Forest employees	$0.7	$1.5
Acquisition, integration and restructuring related charges	-	0.1
Research and development
Stock-based compensation acquired for Forest employees	4.8	8.5
Acquisition, integration and restructuring related charges	0.2	-
Selling and marketing
Stock-based compensation acquired for Forest employees	7.4	8.8
Acquisition, integration and restructuring related charges	-	0.1
General and administrative
Stock-based compensation acquired for Forest employees	10.6	11.1
Acquisition, integration and restructuring related charges	-	34.2
Total transaction and integration costs	$23.7	$64.3

As a result of the Forest Acquisition, the Company incurred the following transaction and integration costs in the six months ended June 30, 2016 and 2015, respectively ($ in millions):

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Cost of sales
Stock-based compensation acquired for Forest employees	$1.2	$2.7
Acquisition, integration and restructuring related charges	-	1.1
Research and development
Stock-based compensation acquired for Forest employees	8.9	24.5
Acquisition, integration and restructuring related charges	0.3	8.8
Selling and marketing
Stock-based compensation acquired for Forest employees	14.8	28.4
Acquisition, integration and restructuring related charges	-	16.9
General and administrative
Stock-based compensation acquired for Forest employees	18.7	32.2
Acquisition, integration and restructuring related charges	1.2	47.2
Total transaction and integration costs	$45.1	$161.8

Operating results

Segments

In the second quarter of 2016, Allergan announced a realignment of its businesses to streamline operations.  Prior to the realignment, the Company operated and managed its business as four distinct operating segments: US Brands, US Medical Aesthetics, International and Anda Distribution. Under the new organizational structure being reported, and the decision to hold for sale our Anda Distribution business, the Company organized its businesses into the following segments: US Specialized Therapeutics, US General Medicine and International. In addition, certain revenues and shared costs, and the results of corporate initiatives, are managed outside of the three segments.  Prior period results have been recast to align to the current segment presentation.

The operating segments are organized as follows:

•

The US Specialized Therapeutics segment includes sales and expenses relating to branded products within the US, including Medical Aesthetics, Medical Dermatology, Eye Care, Neurosciences and Urology therapeutic products.

•

The US General Medicine segment includes sales and expenses relating to branded products within the US that do not fall into the US Specialized Therapeutics business units, including Central Nervous System, Gastrointestinal, Women’s Health, Anti-Infectives and Established Brands.

•	The International segment includes sales and expenses relating to products sold outside the US.

The Company evaluates segment performance based on segment contribution. Segment contribution for our segments represents net revenues less cost of sales (defined below), selling and marketing expenses, and select general and administrative expenses. Included in segment revenues are products sales that are sold through the Anda Distribution business once the Anda Distribution business has sold the product to a third party customer. These sales are included in segment results and are reclassified into revenues from discontinued operations through a reduction of Corporate revenues which eliminates the sales made by our Anda Distribution business from results of continuing operations.  Cost of sales for these products in discontinued operations is equal to our average third party cost of sales for third party brand products distributed by Anda Distribution. The Company does not evaluate the following items at the segment level:

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

The Company defines segment net revenues as product sales and other revenue derived from branded products or licensing agreements. In March 2015, as a result of the Allergan Acquisition, we began to promote Restasis®, Lumigan®/Ganfort®, Alphagan®/Combigan®, Botox®, fillers, other aesthetic products and other eye care products.

Cost of sales within segment contribution includes standard production and packaging costs for the products we manufacture, third party acquisition costs for products manufactured by others, profit-sharing or royalty payments for products sold pursuant to licensing agreements and finished goods inventory reserve charges.  Cost of sales included within segment contribution does not include non-standard production costs, such as non-finished goods inventory obsolescence charges, manufacturing variances and excess capacity utilization charges, where applicable. Cost of sales does not include amortization or impairment costs for acquired product rights or other acquired intangibles.

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

Three Months Ended June 30, 2016 and 2015

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the three months ended June 30, 2016 and 2015 ($ in millions):

	Three Months Ended June 30, 2016
	US Specialized	US General
	Therapeutics	Medicine	International	Total
Net revenues	$1,488.9	$1,449.1	$757.0	$3,695.0

Operating expenses:
Cost of sales(1)	75.1	214.9	115.0	405.0
Selling and marketing	287.8	332.7	207.2	827.7
General and administrative	46.0	43.7	30.9	120.6
Segment Contribution	$1,080.0	$857.8	$403.9	$2,341.7
Contribution margin	72.5%	59.2%	53.4%	63.4%
Corporate				308.4
Research and development				636.5
Amortization				1,633.1
In-process research and development impairments				268.9
Asset sales and impairments, net				(17.6)
Operating (loss)				$(487.6)
Operating margin				(13.2)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.

	Three Months Ended June 30, 2015
	US Specialized	US General
	Therapeutics	Medicine	International	Total
Net revenues	$1,347.7	$1,608.0	$717.1	$3,672.8

Operating expenses:
Cost of sales(1)	74.4	238.0	111.8	424.2
Selling and marketing	247.8	309.2	196.1	753.1
General and administrative	20.9	18.1	35.0	74.0
Segment Contribution	$1,004.6	$1,042.7	$374.2	$2,421.5
Contribution margin	74.5%	64.8%	52.2%	65.9%
Corporate				831.7
Research and development				349.7
Amortization				1,515.7
In-process research and development impairments				197.6
Asset sales and impairments, net				2.9
Operating (loss)				$(476.1)
Operating margin				(13.0)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.

The following is a reconciliation of net revenues for the operating segments to the Company’s net revenues for the three months ended June 30, 2016 and 2015 ($ in millions):

	Three Months Ended June 30,		Change
	2016	2015	Dollars	%
Segment net revenues	$3,695.0	$3,672.8	$22.2	0.6%
Corporate revenues	(10.2)	(44.1)	33.9	76.9%
Net revenues	$3,684.8	$3,628.7	$56.1	1.5%

No country outside of the United States represents ten percent or more of net revenues. The US Specialized Therapeutics and US General Medicine segments are comprised solely of sales within the United States.

The following table represents global net revenues for the top products for the three months ended June 30, 2016 and 2015 ($ in millions):

	Three Months Ended June 30,
	Global
	2016	2015	$ Overall Change	$ Currency Change	$ Operational Change	% Overall Change	% Currency Change	% Operational Change
Botox®	$719.7	$631.4	$88.3	$(10.2)	$98.5	14.0%	(1.6)%	15.6%
Restasis®	390.6	325.0	65.6	(1.2)	66.8	20.2%	(0.4)%	20.6%
Fillers	224.9	196.0	28.9	(5.4)	34.3	14.7%	(2.8)%	17.5%
Namenda XR®	166.5	204.7	(38.2)	-	(38.2)	(18.7)%	-	(18.7)%
Lumigan®/Ganfort®	175.1	176.5	(1.4)	(1.9)	0.5	(0.8)%	(1.1)%	0.3%
Bystolic®	150.7	157.1	(6.4)	-	(6.4)	(4.1)%	-	(4.1)%
Linzess®/Constella®	155.1	113.2	41.9	(0.2)	42.1	37.0%	(0.2)%	37.2%
Alphagan®/Combigan®	140.2	135.5	4.7	(2.2)	6.9	3.5%	(1.6)%	5.1%
Asacol®/Delzicol®	130.8	149.3	(18.5)	(0.9)	(17.6)	(12.4)%	(0.6)%	(11.8)%
Lo Loestrin®	101.0	79.2	21.8	-	21.8	27.5%	-	27.5%
Viibryd®/Fetzima®	81.8	80.7	1.1	-	1.1	1.4%	-	1.4%
Estrace® Cream	97.2	70.1	27.1	-	27.1	38.7%	-	38.7%
Minastrin® 24	83.6	56.1	27.5	-	27.5	49.0%	-	49.0%
Breast Implants	91.9	93.4	(1.5)	(1.4)	(0.1)	(1.6)%	(1.5)%	(0.1)%
Carafate®/Sulcrate®	50.9	46.9	4.0	-	4.0	8.5%	-	8.5%
Ozurdex®	67.2	51.0	16.2	(0.4)	16.6	31.8%	(0.8)%	32.6%
Aczone®	54.1	60.3	(6.2)	-	(6.2)	(10.3)%	-	(10.3)%
Namenda® IR	4.1	232.6	(228.5)	-	(228.5)	(98.2)%	-	(98.2)%
Other Products Revenues	823.8	814.8	9.0	(8.7)	17.7	1.1%	(1.1)%	2.2%
Less product sold through Anda Distribution business	(24.4)	(45.1)	20.7	-	20.7	(45.9)%	-	(45.9)%
Total Net Revenues	$3,684.8	$3,628.7	$56.1	$(32.5)	$88.6	1.5%	(0.9)%	2.4%

US Specialized Therapeutics Segment

The following table presents top product sales and net contribution for the US Specialized Therapeutics segment for the three months ended June 30, 2016 and 2015 ($ in millions):

	Three Months Ended June 30,		Change
	2016 (1)	2015(1)	Dollars	%
Total Eye Care	$636.1	$578.6	$57.5	9.9%
Restasis®	371.3	309.9	61.4	19.8%
Lumigan®/Ganfort®	80.6	86.1	(5.5)	(6.4)%
Alphagan®/Combigan®	96.0	93.4	2.6	2.8%
Ozurdex®	21.5	16.6	4.9	29.5%
Eye Drops	49.1	49.0	0.1	0.2%
Other Eye Care	17.6	23.6	(6.0)	(25.4)%
Total Medical Aesthetics	419.8	366.2	53.6	14.6%
Facial Aesthetics	320.2	263.7	56.5	21.4%
Botox® Cosmetics	189.9	159.5	30.4	19.1%
Fillers	117.6	104.2	13.4	12.9%
Kybella®	12.7	-	12.7	n.a.
Plastic Surgery	52.8	54.1	(1.3)	(2.4)%
Breast Implants	51.7	50.2	1.5	3.0%
Other Plastic Surgery	1.1	3.9	(2.8)	(71.8)%
Skin Care	46.8	48.4	(1.6)	(3.3)%
SkinMedica®	29.1	25.5	3.6	14.1%
Latisse®	17.7	22.9	(5.2)	(22.7)%
Total Medical Dermatology	97.1	120.7	(23.6)	(19.6)%
Aczone®	54.1	60.3	(6.2)	(10.3)%
Tazorac®	23.4	25.5	(2.1)	(8.2)%
Botox® Hyperhidrosis	16.3	18.4	(2.1)	(11.4)%
Other Medical Dermatology	3.3	16.5	(13.2)	(80.0)%
Total Neuroscience and Urology	326.3	277.7	48.6	17.5%
Botox® Therapeutics	296.0	252.2	43.8	17.4%
Rapaflo®	29.4	25.5	3.9	15.3%
Other Neuroscience and Urology	0.9	-	0.9	n.a.
Other Revenues	9.6	4.5	5.1	113.3%
Net revenues	$1,488.9	$1,347.7	$141.2	10.5%
Operating expenses:
Cost of sales(2)	75.1	74.4	0.7	0.9%
Selling and marketing	287.8	247.8	40.0	16.1%
General and administrative	46.0	20.9	25.1	120.1%
Segment contribution	$1,080.0	$1,004.6	$75.4	7.5%
Segment margin	72.5%	74.5%		(2.0)%
Segment gross margin(3)	95.0%	94.5%		0.5%

(1)	Includes revenues earned that were distributed through the Anda Distribution business to third party customers.
(2)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(3)	Defined as net revenues less segment related cost of sales as a percentage of net revenues.

Net Revenues

The increase in revenues was primarily driven by increases in total Eye Care, Facial Aesthetics and Neuroscience and Urology revenues, offset, in part, by a reduction in Medical Dermatology revenues.

Within Eye Care, Restasis® revenues increased $61.4 million, or 19.8% versus the prior year period primarily due to prescription growth, net price appreciation and favorable trade buying patterns.  Lumigan®/Ganfort® revenues decreased $5.5 million, or 6.4% versus the prior year period, primarily due to a modest prescription decline and unfavorable trade buying patterns, offset, in part, by net price appreciation.

The increase in Facial Aesthetics revenues were primarily driven by Botox® Cosmetics which increased $30.4 million, or 19.1% versus the prior year period primarily due to volume increases.  Also contributing to the increase was an increase in Fillers revenues of $13.4 million, or 12.9% versus the prior year period driven primarily by volume increases coupled with modest price appreciation.

Within Neuroscience and Urology, Botox® Therapeutics revenues increased $43.8 million, or 17.4% versus the prior year period driven by volume increases.

The decrease in Medical Dermatology revenues was due, in part, to a decrease in revenues related to a decrease in Aczone revenues of $6.2 million, or 10.3% versus the prior year period, primarily due to a decrease in net selling prices, offset, in part, by prescription growth.  Non-promoted brands declined as a result of supply constraints.

Cost of Sales

The increase in cost of sales was primarily due to the increase in net revenues, offset, in part, by favorable product mix.  Segment gross margins remained stable at 95.0% for the three months ended June 30, 2016 compared to 94.5% for the three months ended June 30, 2015.

Selling and Marketing Expenses

The increase in selling and marketing expenses primarily relates to an increase in sales force and promotion costs associated with the Facial Aesthetics business driven in part by the launch of Kybella® and an increase in the US Pharmaceutical Fee, driven primarily by an increase in product revenues.

General and Administrative Expenses

The increase in general and administrative costs is a result of the Company’s new operating management structure wherein more costs are directly supporting the operating segments versus corporate functions. Consequently, general and administrative expenses increased as a result of this change.  In addition, there was also a period over period increase in compensation costs.

US General Medicine Segment

The following table presents top product sales and net contribution for the US General Medicine segment for the three months ended June 30, 2016 and 2015 ($ in millions):

	Three Months Ended June 30,		Change
	2016(1)	2015(1)	Dollars	%
Total Central Nervous System (CNS)	$317.5	$560.8	(243.3)	(43.4)%
Namenda XR®	166.5	204.7	(38.2)	(18.7)%
Namzaric®	12.8	1.6	11.2	n.m.
Viibryd®/Fetzima®	81.7	80.7	1.0	1.2%
Vraylar™	11.1	-	11.1	n.a.
Saphris®	41.3	41.2	0.1	0.2%
Namenda® IR	4.1	232.6	(228.5)	(98.2)%
Total Gastrointestinal (GI)	442.0	373.2	68.8	18.4%
Linzess®	150.5	112.1	38.4	34.3%
Viberzi®	20.4	-	20.4	n.a.
Asacol®/Delzicol®	119.8	134.0	(14.2)	(10.6)%
Carafate®/Sulcrate®	50.3	46.9	3.4	7.2%
Canasa®/Salofalk®	46.7	34.6	12.1	35.0%
Zenpep®	43.0	37.1	5.9	15.9%
Other GI	11.3	8.5	2.8	32.9%
Total Women's Health	296.1	219.4	76.7	35.0%
Lo Loestrin®	101.0	79.2	21.8	27.5%
Minastrin® 24	83.0	56.1	26.9	48.0%
Estrace® Cream	97.2	70.1	27.1	38.7%
Liletta®	5.7	4.9	0.8	16.3%
Other Women's Health	9.2	9.1	0.1	1.1%
Total Anti-Infectives	63.1	44.1	19.0	43.1%
Teflaro®	35.2	31.7	3.5	11.0%
Avycaz®	13.7	5.4	8.3	153.7%
Dalvance®	10.2	4.5	5.7	126.7%
Other Anti-Infectives	4.0	2.5	1.5	60.0%
Established Brands	308.5	394.5	(86.0)	(21.8)%
Bystolic®	150.3	157.1	(6.8)	(4.3)%
Armour Thyroid	40.6	25.2	15.4	61.1%
Enablex®	-	18.0	(18.0)	(100.0)%
Lexapro®	16.5	16.3	0.2	1.2%
Savella®	22.3	27.8	(5.5)	(19.8)%
PacPharma	14.7	26.2	(11.5)	(43.9)%
Other Established Brands	64.1	123.9	(59.8)	(48.3)%
Other Revenues	21.9	16.0	5.9	36.9%
Net revenues	$1,449.1	$1,608.0	$(158.9)	(9.9)%
Operating expenses:
Cost of sales(2)	214.9	238.0	(23.1)	(9.7)%
Selling and marketing	332.7	309.2	23.5	7.6%
General and administrative	43.7	18.1	25.6	141.4%
Segment contribution	$857.8	$1,042.7	$(184.9)	(17.7)%
Segment margin	59.2%	64.8%		(5.6)%
Segment gross margin(3)	85.2%	85.2%		0.0%

(1)	Includes revenues earned that were distributed through the Anda Distribution business to third party customers.
(2)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(3)	Defined as net revenues less segment related cost of sales as a percentage of net revenues.

Net Revenues

The decrease in segment revenues is primarily due to a decrease in Central Nervous System revenues driven by the loss of exclusivity in July of 2015 for Namenda® IR, which declined by $228.5 million, or 98.2%, versus the prior year period.  Namenda XR® contributed revenues of $166.5 million in the three months ended June 30, 2016, a decline of $38.2 million, or 18.7% versus the prior year period, due to modest prescription declines coupled with lower average selling prices to maintain formulary coverage.

Growth within our Gastrointestinal franchise was primarily driven by Linzess® and the newly launched Viberzi® products.   Linzess® revenues increased $38.4 million, or 34.3% versus the prior year period primarily due to prescription growth.  Our Asacol®/ Delzicol® franchise revenues decreased $14.2 million, or 10.6% primarily due to volume declines as a result of lower promotion and some loss in formulary coverage, offset by net price appreciation.

Our Women’s Healthcare franchise increase versus the prior year period is primarily due to both price and volume increases within our top products.  Lo Loestrin® increased 27.5% due to strong prescription growth, favorable trade buying patterns and net price appreciation.  Estrace® Cream increased 38.7% as a result of modest prescription increases, favorable trade buying patterns and net price appreciation.  Minastrin® 24 increased 48.0% as a result of favorable trade buying patterns and net price appreciation.

The decline in Established Brands revenues is primarily due to loss of exclusivity on certain products and product divestitures.    The decline due to product divestitures was $22.5 million, in addition to the impact of Enablex® being genericized, or $18.0 million.

Cost of Sales

The decrease in cost of sales was primarily a result of a decrease in product revenues.  Segment gross margins remained stable at 85.2%.

Selling and Marketing Expenses

The increase in selling and marketing expenses relates to promotional spending associated with recently launched products, including Viberzi® and Vraylar®.

General and Administrative Expenses

The increase in general and administrative costs is a result of the Company’s new operating management structure wherein more costs are directly supporting the operating segments versus corporate functions. Consequently, general and administrative expenses increased as a result of this change.  In addition, there was also a period over period increase in compensation costs.

International Segment

The following table presents top product sales and net contribution for the International segment for the three months ended June 30, 2016 and 2015 ($ in millions):

	Three Months Ended June 30,		Change
	2016	2015	$ Overall Change	$ Currency Change	$ Operational Change	% Overall Change	% Currency Change	% Operational Change
Total Eye Care	$318.7	$301.7	$17.0	$(13.2)	$30.2	5.6%	(4.4)%	10.0%
Lumigan®/Ganfort®	94.5	90.4	4.1	(1.9)	6.0	4.5%	(2.1)%	6.6%
Alphagan®/Combigan®	44.2	42.1	2.1	(2.2)	4.3	5.0%	(5.2)%	10.2%
Ozurdex®	45.7	34.4	11.3	(0.4)	11.7	32.8%	(1.2)%	34.0%
Optive®	26.0	25.4	0.6	(1.4)	2.0	2.4%	(5.5)%	7.9%
Restasis®	19.3	15.1	4.2	(1.2)	5.4	27.8%	(7.9)%	35.8%
Other Eye Drops	46.0	49.2	(3.2)	(2.2)	(1.0)	(6.5)%	(4.5)%	(2.0)%
Other Eye Care	43.0	45.1	(2.1)	(3.9)	1.8	(4.7)%	(8.6)%	4.0%
Total Medical Aesthetics	284.1	262.2	21.9	(13.5)	35.4	8.4%	(5.1)%	13.5%
Facial Aesthetics	240.6	215.2	25.4	(11.9)	37.3	11.8%	(5.5)%	17.3%
Botox® Cosmetics	132.7	123.4	9.3	(6.5)	15.8	7.5%	(5.3)%	12.8%
Fillers	107.3	91.8	15.5	(5.4)	20.9	16.9%	(5.9)%	22.8%
Belkyra® (Kybella®)	0.6	-	0.6	-	0.6	n.a.	n.a.	n.a.
Plastic Surgery	40.3	43.2	(2.9)	(1.4)	(1.5)	(6.7)%	(3.2)%	(3.5)%
Breast Implants	40.2	43.2	(3.0)	(1.4)	(1.6)	(6.9)%	(3.2)%	(3.7)%
Earfold™	0.1	-	0.1	-	0.1	n.a.	n.a.	n.a.
Skin Care	3.2	3.8	(0.6)	(0.2)	(0.4)	(15.8)%	(5.3)%	(10.5)%
Botox® Therapeutics and Other	141.1	129.8	11.3	(5.8)	17.1	8.7%	(4.5)%	13.2%
Botox® Therapeutics	84.8	77.9	6.9	(3.7)	10.6	8.9%	(4.7)%	13.6%
Asacol®/Delzicol®	11.0	15.3	(4.3)	(0.9)	(3.4)	(28.1)%	(5.9)%	(22.2)%
Constella®	4.6	1.1	3.5	(0.2)	3.7	n.m.	(18.2)%	n.m.
Other Products	40.7	35.5	5.2	(1.0)	6.2	14.6%	(2.8)%	17.5%
Other Revenues	13.1	23.4	(10.3)	-	(10.3)	(44.0)%	0.0%	(44.0)%
Net revenues	$757.0	$717.1	$39.9	$(32.5)	$72.4	5.6%	(4.5)%	10.1%
Operating expenses:
Cost of sales(1)	115.0	111.8	3.2	(5.2)	8.4	2.9%	(4.7)%	7.5%
Selling and marketing	207.2	196.1	11.1	(8.8)	19.9	5.7%	(4.5)%	10.1%
General and administrative	30.9	35.0	(4.1)	(1.7)	(2.4)	(11.7)%	(4.9)%	(6.9)%
Segment contribution	$403.9	$374.2	$29.7	$(16.8)	$46.5	7.9%	(4.5)%	12.4%
Segment margin	53.4%	52.2%				1.2%
Segment gross margin(2)	84.8%	84.4%				0.4%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2)	Defined as net revenues less segment related cost of sales as a percentage of net revenues.

Net Revenues

The increase in segment net revenues is primarily due to the performance of total Eye Care and Facial Aesthetics.  Within total Eye Care, Ozurdex® increased $11.3 million, or 32.8% versus the prior year period, primarily driven by volume increases.  Volume-driven growth was also realized in our Glaucoma products and Restasis®.  Within Facial Aesthetics, Fillers revenues increased $15.5 million, or 16.9% versus the prior year period, primarily resulting from volume increases, offset in part, by unfavorable currency impacts.  Botox® Therapeutics sales also grew 8.9% driven by volume increases, offset in part, by unfavorable currency impacts.

Cost of Sales

The increase in cost of sales was primarily due to the increase in net revenues, offset, in part, by favorable product mix.  Segment gross margins remained stable at 84.8% for the three months ended June 30, 2016 compared to 84.4% for the three months ended June 30, 2015.

Selling and Marketing Expenses

The increase in selling and marketing expenses relates to promotional spending associated with recent International product launches including Earfold™, Belkyra® and Constella®.

General and Administrative Expenses

The decrease in general and administrative costs is primarily due to the impact of corporate restructuring programs.

Corporate

Corporate represents the results of corporate initiatives as well as the impact of select revenues and shared costs.  The following represents the corporate amounts for the three months ended June 30, 2016 and 2015 ($ in millions):

	Three Months Ended June 30, 2016
	Integration and Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Reclassification of Sales Distributed Through Anda to Discontinued Operations	Other	Revenues and Shared Costs	Total

Net Sales	$-	$-	$-	$(24.4)	$-	$14.2	$(10.2)
Operating expenses:
Cost of sales(1)	3.3	(4.8)	1.9	(23.7)	0.1	59.7	36.5
Selling and marketing	20.4	-	17.9	-	0.1	0.7	39.1
General and administrative	75.5	-	11.4	-	45.9	89.8	222.6
Contribution	$(99.2)	$4.8	$(31.2)	$(0.7)	$(46.1)	$(136.0)	$(308.4)

(1) Excludes amortization and impairment of acquired intangibles including product rights.
	Three Months Ended June 30, 2015
	Integration and Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Reclassification of Sales Distributed Through Anda to Discontinued Operations	Other	Revenues and Shared Costs	Total

Net Sales	$-	$-	$-	$(45.1)	$-	$1.0	$(44.1)
Operating expenses:
Cost of sales(1)	0.5	4.8	493.8	(44.0)	-	38.5	493.6
Selling and marketing	8.9	-	39.5	-	-	-	48.4
General and administrative	75.9	-	47.1	-	50.3	72.3	245.6
Contribution	$(85.3)	$(4.8)	$(580.4)	$(1.1)	$(50.3)	$(109.8)	$(831.7)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

In the three months ended June 30, 2016, integration and restructuring charges were primarily related to the integration of the Legacy Allergan business as well as charges incurred with the terminated merger with Pfizer, Inc. of $38.2 million. The Company incurred charges related to the purchase accounting impact on stock-based compensation related the Allergan and Forest acquisitions, which increased cost of sales, selling and marketing and general and administrative expenses. In addition, in the three months ended June 30, 2016, the Company incurred mark-to-market unrealized gains for foreign currency option contracts that are entered into in order to offset future exposure to movements in currencies of $8.6 million as well as legal settlement charges of $49.7 million.

Shared costs primarily include above site and unallocated costs associated with running our global manufacturing facilities.  The increase in shared cost of sales is primarily due to higher inventory obsolescence charges in the three months ended June 30, 2016 versus the prior year period.  Within shared costs are corporate general and administrative expenses.  The increase in costs versus the prior year period is primarily due to an increase in outside service fees, compensation costs and a decrease in recognized transactional foreign currency gains, offset in part, by more costs included within operating segments as part of our new management reporting structure, which reduced corporate expenses.

In the three months ended June 30, 2015, integration and restructuring charges primarily related to integration of the Allergan and Forest businesses.  In the three months ended June 30, 2015, the Company incurred purchase accounting effects of $486.2 million in cost of sales primarily related to fair value inventory step-up from the Allergan and Forest acquisitions as products were sold to the Company’s third party customers. The Company also incurred charges related to the purchase accounting impact on stock-based compensation related the Allergan and Forest acquisitions, which increased cost of sales, selling and marketing and general and administrative expenses.  In the three months ended June 30, 2015, the Company incurred mark-to-market unrealized losses for foreign currency option contracts that are entered into to offset future exposure to movements in currencies of $37.7 million.

Research and Development Expenses

R&D expenses consist predominantly of personnel-related costs, active pharmaceutical ingredient costs, contract research, biostudy and facilities costs associated with product development.

R&D expenses consisted of the following components in the three months ended June 30, 2016 and 2015 ($ in millions):

	Three Months Ended June 30,		Change
	2016	2015	Dollars	%
Ongoing operating expenses	$345.0	$302.0	$43.0	14.2%
Brand related milestone payments and upfront license payments	243.2	30.0	213.2	n.m.
Acquisition accounting fair market value adjustment to stock-based compensation	10.2	37.3	(27.1)	(72.7)%
Acquisition, integration, and restructuring charges	3.7	5.8	(2.1)	(36.2)%
Contingent consideration adjustments, net	34.4	(25.4)	59.8	n.m.
Total expenditures	$636.5	$349.7	$286.8	82.0%

The increase in ongoing operating expenses in the three months ended June 30, 2016 versus the prior year period is primarily due to higher Ophthalmology and Early Stage product clinical spending.  Included in brand related milestones for the three months ended June 30, 2016 are milestone payments and upfront license payments related to the Heptares Transaction of $125.0 million and the Topokine Transaction of $85.8 million.

In the three months ended June 30, 2016, the Company had an increase in charges relating to contingent consideration liabilities, primarily due to the status of the Company’s Oxymetazoline Rosacea project.  In the three months ended June 30, 2015, the Company had contingent consideration income due to an update to the then anticipated scheduling of the Furiex lead candidate, Viberzi®.

Amortization

Amortization in the three months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,		Change
($ in millions)	2016	2015	Dollars	%
Amortization	$1,633.1	$1,515.7	$117.4	7.7%

Amortization for the three months ended June 30, 2016 increased as compared to the prior period as a result of the Kythera Acquisition and amortization related to recently launched products.

IPR&D Impairments and Asset Sales and Impairments, Net

IPR&D impairments and Asset sales and impairments, net consisted of the following components in the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Change
($ in millions)	2016	2015	Dollars	%
IPR&D impairments	$268.9	$197.6	$71.3	36.1%
Asset sales and impairments, net	(17.6)	2.9	(20.5)	n.m.

In the three months ended June 30, 2016, the Company recorded an impairment of an international eye care pipeline project of $35.0 million based on a decrease in projected cash flows due to market conditions as well as an impairment of $20.0 million for a specified indication of a Botox® therapeutic product based on a decrease in projected cash flows due to a decline in market demand assumptions.  In addition, during the three months ended June 30, 2016, the Company impaired IPR&D projects relating to women’s healthcare of $24.0 million and osteoarthritis of approximately $190.0 million based on clinical trial results.

During the three months ended June 30, 2015, the Company recorded a $197.6 million impairment related to IPR&D for select projects, primarily relating to women’s healthcare as the Company revised its sales forecast of certain assets as well as the timing of the launch of certain projects.

Asset sales and impairments, net in the three months ended June 30, 2016, included the gain on the sale of certain investments.

Interest Income

Interest income in the three months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,		Change
($ in millions)	2016	2015	Dollars	%
Interest income	$2.5	$2.6	$(0.1)	(3.8)%

Interest Expense

Interest expense consisted of the following components in the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Change
($ in millions)	2016	2015	Dollars	%
Fixed Rate Notes	$284.7	$287.0	(2.3)	(0.8)%
AGN Term Loan	31.2	25.1	6.1	24.3%
ACT Term Loan	15.1	14.4	0.7	4.9%
Floating Rate Notes	5.9	5.7	0.2	3.5%
WC Term Loan	2.7	4.2	(1.5)	(35.7)%
Revolving Credit Facility	2.4	0.2	2.2	n.m.
Other	3.8	3.3	0.5	15.2%
Interest expense	$345.8	$339.9	$5.9	1.7%

Other (expense) income, net

Other (expense) income, net consisted of the following components in the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Change
($ in millions)	2016	2015	Dollars	%
Bridge loan commitment fee	$-	$(1.9)	$1.9	(100.0)%
Pfizer termination fee (Allergan plc only)	150.0	-	150.0	n.a.
Other (expense) income	0.1	(38.5)	38.6	(100.3)%
Other (expense) income, net	$150.1	$(40.4)	$190.5	(471.5)%

Pfizer termination fee

In the three months ended June 30, 2016, the Company has received a payment of $150.0 million from Pfizer Inc. for reimbursement of expenses associated with the termination of the merger agreement which is reported as other income.

Disposal of a business

In the quarter ended June 30, 2015, the Company wrote-off $38.8 million of royalty rights that expired in connection with the Respiratory Sale.

(Benefit) for Income Taxes

	Three Months Ended June 30,		Change
($ in millions)	2016	2015	Dollars	%
(Benefit) for income taxes	$(258.2)	$(381.9)	$123.7	(32.4)%
Effective tax rate	37.9%	44.7%

The Company’s effective tax rate for the three months ended June 30, 2016 was 37.9% compared to 44.7% for the three months ended June 30, 2015. The effective tax rate for the three months ended June 30, 2016 was impacted by income earned in jurisdictions with tax rates lower than the Irish statutory rate and U.S. losses tax benefited at rates greater than the Irish statutory rate. Additionally, the tax benefit for the three months ended June 30, 2016 included an expense of $70.9 million primarily related to a change in a valuation allowance on a portion of U.S. capital loss carryforwards resulting from restructuring associated with the sale of the global generics business and a benefit of $35.7 million related to the reversal of deferred tax liabilities associated with certain IPR&D impairments. The effective tax rate for the three months ended June 30, 2015 was impacted by income earned in low tax jurisdictions and U.S. losses tax benefited at rates greater than the Irish statutory rate. The decrease in the effective tax rate for the period ended June 30, 2016 as compared to the period ended June 30, 2015 is the result of changes in the mix of income and losses in jurisdictions with rates other than the Irish statutory rate.

Six Months Ended June 30, 2016 and 2015

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the six months ended June 30, 2016 and 2015 ($ in millions):

	Six Months Ended June 30, 2016
	US Specialized	US General
	Therapeutics	Medicine	International	Total
Net revenues	$2,787.6	$2,902.8	$1,430.3	$7,120.7

Operating expenses:
Cost of sales(1)	145.8	434.5	214.2	794.5
Selling and marketing	552.4	610.0	394.5	1,556.9
General and administrative	85.2	85.9	58.5	229.6
Segment Contribution	$2,004.2	$1,772.4	$763.1	$4,539.7
Contribution margin	71.9%	61.1%	53.4%	63.8%
Corporate				680.8
Research and development				1,039.6
Amortization				3,222.8
In-process research and development impairments				274.9
Asset sales and impairments, net				(19.3)
Operating (loss)				(659.1)
Operating margin				(9.3)%

(1) Excludes amortization and impairment of acquired intangibles including product rights.
	Six Months Ended June 30, 2015
	US Specialized	US General
	Therapeutics	Medicine	International	Total
Net revenues	$1,593.0	$3,251.7	$835.8	$5,680.5

Operating expenses:
Cost of sales(1)	88.6	446.5	135.5	670.6
Selling and marketing	288.8	654.3	238.4	1,181.5
General and administrative	28.9	71.3	42.4	142.6
Segment Contribution	$1,186.7	$2,079.6	$419.5	$3,685.8
Contribution margin	74.5%	64.0%	50.2%	64.9%
Corporate				1,696.3
Research and Development				667.4
Amortization				2,301.1
In-process research and development impairments				197.6
Asset sales and impairments, net				7.5
Operating (loss)				(1,184.1)
Operating margin				(20.8)%

(1) Excludes amortization and impairment of acquired intangibles including product rights.

The following is a reconciliation of net revenues for the operating segments to the Company’s net revenues for the six months ended June 30, 2016 and 2015 ($ in millions):

	Six Months Ended June 30,		Change
	2016	2015	Dollars	%
Segment net revenues	$7,120.7	$5,680.5	$1,440.2	25.4%
Corporate revenues	(36.6)	(68.8)	32.2	46.8%
Net revenues	$7,084.1	$5,611.7	$1,472.4	26.2%

No country outside of the United States represents ten percent or more of net revenues. The US Specialized Therapeutics and US General Medicine segments are comprised solely of sales within the United States.

The following tables represent global net revenues for the top products for the six months ended June 30, 2016 and 2015 ($ in millions):

	Six Months Ended June 30,
	Global
	2016	2015	$ Overall Change	$ Currency Change	$ Operational Change	% Overall Change	% Currency Change	% Operational Change
Botox®	$1,357.2	$715.4	$641.8	$(12.8)	$654.6	89.7%	(1.8)%	91.5%
Restasis®	704.3	354.9	349.4	(1.4)	350.8	98.5%	(0.4)%	98.9%
Fillers	427.7	220.6	207.1	(6.5)	213.6	93.9%	(2.9)%	96.8%
Namenda XR®	339.6	355.3	(15.7)	-	(15.7)	(4.4)%	-	(4.4)%
Lumigan®/Ganfort®	344.7	197.7	147.0	(2.9)	149.9	74.4%	(1.4)%	75.8%
Bystolic®	314.7	321.2	(6.5)	-	(6.5)	(2.0)%	-	(2.0)%
Linzess®/Constella®	296.0	209.4	86.6	(0.2)	86.8	41.4%	(0.1)%	41.5%
Alphagan®/Combigan®	266.9	151.5	115.4	(2.9)	118.3	76.2%	(1.9)%	78.1%
Asacol®/Delzicol®	252.0	298.4	(46.4)	(1.0)	(45.4)	(15.5)%	(0.3)%	(15.2)%
Lo Loestrin®	190.3	162.5	27.8	-	27.8	17.1%	-	17.1%
Viibryd®/Fetzima®	165.1	160.3	4.8	-	4.8	3.0%	-	3.0%
Estrace® Cream	177.8	142.0	35.8	-	35.8	25.2%	-	25.2%
Minastrin® 24	164.0	121.5	42.5	-	42.5	35.0%	-	35.0%
Breast Implants	175.0	112.9	62.1	(1.9)	64.0	55.0%	(1.7)%	56.7%
Carafate®/Sulcrate®	112.4	100.5	11.9	-	11.9	11.8%	-	11.8%
Ozurdex®	127.7	58.0	69.7	(0.7)	70.4	120.2%	(1.1)%	121.3%
Aczone®	87.1	66.3	20.8	-	20.8	31.4%	-	31.4%
Namenda® IR	9.9	478.0	(468.1)	-	(468.1)	(97.9)%	-	(97.9)%
Other Products Revenues	1,628.0	1,455.7	172.3	(13.3)	185.6	11.8%	(0.8)%	12.6%
Less product sold through Anda Distribution business	(56.3)	(70.4)	14.1	-	14.1	(20.0)%	-	(20.0)%
Total Net Revenues	$7,084.1	$5,611.7	$1,472.4	$(43.6)	$1,516.0	26.2%	(0.7)%	27.0%

US Specialized Therapeutics Segment

The following table presents top product sales and net contribution for the US Specialized Therapeutics segment for the six months ended June 30, 2016 and 2015 ($ in millions):

	Six Months Ended June 30,		Change
	2016(1)	2015(1)	Dollars	%
Total Eye Care	$1,169.1	$673.3	$495.8	73.6%
Restasis®	670.0	338.6	331.4	97.9%
Lumigan®/Ganfort®	162.1	94.2	67.9	72.1%
Alphagan®/Combigan®	180.9	103.5	77.4	74.8%
Ozurdex®	40.9	19.3	21.6	111.9%
Eye Drops	89.9	86.5	3.4	3.9%
Other Eye Care	25.3	31.2	(5.9)	(18.9)%
Total Medical Aesthetics	793.7	421.3	372.4	88.4%
Facial Aesthetics	599.6	298.9	300.7	100.6%
Botox® Cosmetics	355.3	181.9	173.4	95.3%
Fillers	220.3	117.0	103.3	88.3%
Kybella®	24.0	-	24.0	n.a.
Plastic Surgery	100.9	68.2	32.7	47.9%
Breast Implants	98.1	61.9	36.2	58.5%
Other Plastic Surgery	2.8	6.3	(3.5)	(55.6)%
Skin Care	93.2	54.2	39.0	72.0%
SkinMedica®	55.7	28.6	27.1	94.8%
Latisse®	37.5	25.6	11.9	46.5%
Total Medical Dermatology	166.1	141.6	24.5	17.3%
Aczone®	87.1	66.3	20.8	31.4%
Tazorac®	40.5	38.1	2.4	6.3%
Botox® Hyperhidrosis	32.6	20.5	12.1	59.0%
Other Medical Dermatology	5.9	16.7	(10.8)	(64.7)%
Total Neuroscience and Urology	633.1	345.8	287.3	83.1%
Botox® Therapeutics	569.8	288.4	281.4	97.6%
Rapaflo®	62.4	57.4	5.0	8.7%
Other Neuroscience and Urology	0.9	-	0.9	n.a.
Other Revenues	25.6	11.0	14.6	132.7%
Net revenues	$2,787.6	$1,593.0	$1,194.6	75.0%
Operating expenses:
Cost of sales(2)	145.8	88.6	57.2	64.6%
Selling and marketing	552.4	288.8	263.6	91.3%
General and administrative	85.2	28.9	56.3	194.8%
Segment contribution	$2,004.2	$1,186.7	$817.5	68.9%
Segment margin	71.9%	74.5%		(2.6)%
Segment gross margin(3)	94.8%	94.4%		0.4%

(1)	Includes revenues earned that were distributed through the Anda Distribution business to third party customers.
(2)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(3)	Defined as net revenues less segment related cost of sales as a percentage of net revenues.

Net Revenues

The increase in net revenues was primarily due to the contribution from the Allergan Acquisition, which contributed a full six months in 2016 as opposed to three and a half months in 2015.

Cost of Sales

The increase in cost of sales was primarily due to the contribution from the Allergan Acquisition, which contributed a full six months in 2016 as opposed to three and a half months in 2015.  Segment gross margins remained stable at 94.8% for the six months ended June 30, 2016 compared to 94.4% for the six months ended June 30, 2015.

Selling and Marketing Expenses

The increase in selling and marketing expenses was primarily due to the contribution from the Allergan Acquisition, which contributed a full six months in 2016 as opposed to three and a half months in 2015 as well as costs incurred with recent product launches.

General and Administrative Expenses

The increase in general and administrative expenses was primarily due to the contribution from the Allergan Acquisition, which contributed a full six months in 2016 as opposed to three and a half months in 2015 and an increase due to the Company’s new operating management structure wherein more costs are directly supporting the operating segments versus corporate functions. Consequently, general and administrative expenses increased as a result of this change.  In addition, there was also a period over period increase in compensation costs.

US General Medicine Segment

The following table presents top product sales and net contribution for the US General Medicine segment for the six months ended June 30, 2016 and 2015 ($ in millions):

	Six Months Ended June 30,		Change
	2016(1)	2015(1)	Dollars	%
Total Central Nervous System (CNS)	$639.1	$1,078.4	(439.3)	(40.7)%
Namenda XR®	339.6	355.3	(15.7)	(4.4)%
Namzaric®	23.1	1.6	21.5	n.m.
Viibryd®/Fetzima®	165.0	160.3	4.7	2.9%
Vraylar™	18.7	-	18.7	n.a.
Saphris®	82.8	83.2	(0.4)	(0.5)%
Namenda® IR	9.9	478.0	(468.1)	(97.9)%
Total Gastrointestinal (GI)	845.6	739.8	105.8	14.3%
Linzess®	287.6	207.6	80.0	38.5%
Viberzi®	24.4	-	24.4	n.a.
Asacol®/Delzicol®	225.7	265.9	(40.2)	(15.1)%
Carafate®/Sulcrate®	111.3	100.5	10.8	10.7%
Canasa®/Salofalk®	87.8	67.6	20.2	29.9%
Zenpep®	92.6	78.4	14.2	18.1%
Other GI	16.2	19.8	(3.6)	(18.2)%
Total Women's Health	559.8	448.7	111.1	24.8%
Lo Loestrin®	190.3	161.9	28.4	17.5%
Minastrin® 24	162.6	120.9	41.7	34.5%
Estrace® Cream	177.8	142.0	35.8	25.2%
Liletta®	10.6	4.9	5.7	116.3%
Other Women's Health	18.5	19.0	(0.5)	(2.6)%
Total Anti-Infectives	114.6	86.0	28.6	33.3%
Teflaro®	68.6	69.5	(0.9)	(1.3)%
Avycaz®	22.1	5.4	16.7	n.m.
Dalvance®	16.4	6.4	10.0	156.3%
Other Anti-Infectives	7.5	4.7	2.8	59.6%
Established Brands	719.5	867.2	(147.7)	(17.0)%
Bystolic®	313.9	320.8	(6.9)	(2.2)%
Armour Thyroid	82.7	54.2	28.5	52.6%
Enablex®	12.8	34.3	(21.5)	(62.7)%
Lexapro®	35.2	35.8	(0.6)	(1.7)%
Savella®	46.0	51.6	(5.6)	(10.9)%
PacPharma	43.5	29.2	14.3	49.0%
Other Established Brands	185.4	341.3	(155.9)	(45.7)%
Other Revenues	24.2	31.6	(7.4)	(23.4)%
Net revenues	$2,902.8	$3,251.7	$(348.9)	(10.7)%
Operating expenses:
Cost of sales(2)	434.5	446.5	(12.0)	(2.7)%
Selling and marketing	610.0	654.3	(44.3)	(6.8)%
General and administrative	85.9	71.3	14.6	20.5%
Segment contribution	$1,772.4	$2,079.6	$(307.2)	(14.8)%
Segment margin	61.1%	64.0%		(2.9)%
Segment gross margin(3)	85.0%	86.3%		(1.3)%

(1)	Includes revenues earned that were distributed through the Anda Distribution business to third party customers.
(2)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(3)	Defined as net revenues less segment related cost of sales as a percentage of net revenues.

Net Revenues

The decrease in segment revenues is primarily driven by the loss of exclusivity of Namenda® IR, which declined by $468.1 million, or 97.9%, versus the prior year period.  Namenda XR® contributed revenues of $339.6 million in the six months ended June 30, 2016, a decline of $15.7 million, or 4.4% versus the prior year period, due to a decline in average net selling price to maintain strong formulary coverage offset by modest prescription growth.  The launches of Namzaric® and Vraylar® also have helped to offset the impact of the decline in Namenda® IR.

Growth within our Gastrointestinal franchise was primarily driven by Linzess® and the newly launched Viberzi® product.   Linzess® revenues increased $80.0 million, or 38.5% versus the prior year period primarily due to prescription growth.  The Asacol® / Delzicol® franchise revenues decreased $40.2 million, or 15.1% primarily due to volume declines as a result of lower promotion and some loss in formulary coverage, offset by net price appreciation.

Our Women’s Healthcare franchise increased $111.1 million or 24.8% versus the prior year period.  Lo Loestrin® increased 17.5% due to strong prescription growth and net price appreciation. Estrace® Cream increased 25.2% as a result of modest prescription increases and net price appreciation.  Minastrin® 24 increased 34.5% as a result of favorable trade buying patterns and net price appreciation offset by modest prescription declines.

The decline in Established Brands revenues is primarily due to loss of exclusivity on certain products and product divestitures.    The decline due to product divestitures was $106.8 million, in addition to the impact of Enablex® being genericized in the second quarter of 2016, or $21.5 million.

Cost of Sales

The decrease in cost of sales was primarily due to a decline in product revenues as well as an unfavorable product mix.  Segment gross margins remained generally stable at 85.0% for the six months ended June 30, 2016 compared to 86.3% for the six months ended June 30, 2015.

Selling and Marketing Expenses

The decrease in selling and marketing expenses relates to cost savings due to corporate initiatives, offset in part, by promotional spending related to recently launched products.

General and Administrative Expenses

The increase in general and administrative costs is a result of the Company’s new operating management structure wherein more costs are directly supporting the operating segments versus corporate functions. Consequently, general and administrative expenses increased as a result of this change.  In addition, there was also a period over period increase in compensation costs.

International Segment

The following table presents top products sales and net contribution for the International segment for the six months ended June 30, 2016 and 2015 ($ in millions):

	Six Months Ended June 30,		Change
	2016	2015	$ Overall Change	$ Currency Change	$ Operational Change	% Overall Change	% Currency Change	% Operational Change
Total Eye Care	$610.2	$342.2	$268.0	$(17.6)	$285.6	78.3%	(5.1)%	83.5%
Lumigan®/Ganfort®	182.6	103.5	79.1	(2.9)	82.0	76.4%	(2.8)%	79.2%
Alphagan®/Combigan®	86.0	48.0	38.0	(2.9)	40.9	79.2%	(6.0)%	85.2%
Ozurdex®	86.8	38.7	48.1	(0.7)	48.8	124.3%	(1.8)%	126.1%
Optive®	50.1	28.7	21.4	(1.6)	23.0	74.6%	(5.6)%	80.1%
Restasis®	34.3	16.3	18.0	(1.4)	19.4	110.4%	(8.6)%	119.0%
Other Eye Drops	89.1	55.5	33.6	(3.1)	36.7	60.5%	(5.6)%	66.1%
Other Eye Care	81.3	51.5	29.8	(5.0)	34.8	57.9%	(9.7)%	67.6%
Total Medical Aesthetics	529.0	295.1	233.9	(16.6)	250.5	79.3%	(5.6)%	84.9%
Facial Aesthetics	446.1	239.9	206.2	(14.5)	220.7	86.0%	(6.0)%	92.0%
Botox® Cosmetics	237.6	136.3	101.3	(8.0)	109.3	74.3%	(5.9)%	80.2%
Fillers	207.4	103.6	103.8	(6.5)	110.3	100.2%	(6.3)%	106.5%
Belkyra® (Kybella®)	1.1	-	1.1	-	1.1	n.a.	n.a.	n.a.
Plastic Surgery	77.1	51.0	26.1	(1.9)	28.0	51.2%	(3.7)%	54.9%
Breast Implants	76.9	51.0	25.9	(1.9)	27.8	50.8%	(3.7)%	54.5%
Earfold™	0.2	-	0.2	-	0.2	n.a.	n.a.	n.a.
Skin Care	5.8	4.2	1.6	(0.2)	1.8	38.1%	(4.8)%	42.9%
Botox® Therapeutics and Other	264.4	166.0	98.4	(9.4)	107.8	59.3%	(5.7)%	64.9%
Botox® Therapeutics	161.9	88.3	73.6	(4.8)	78.4	83.4%	(5.4)%	88.8%
Asacol®/Delzicol®	26.3	32.5	(6.2)	(1.0)	(5.2)	(19.1)%	(3.1)%	(16.0)%
Constella®	8.4	1.8	6.6	(0.2)	6.8	n.m.	(11.1)%	n.m.
Other Products	67.8	43.4	24.4	(3.4)	27.8	56.2%	(7.8)%	64.1%
Other Revenues	26.7	32.5	(5.8)	-	(5.8)	(17.8)%	0.0%	(17.8)%
Net revenues	$1,430.3	$835.8	$594.5	$(43.6)	$638.1	71.1%	(5.2)%	76.3%
Operating expenses:
Cost of sales(1)	214.2	135.5	78.7	(7.1)	85.8	58.1%	(5.2)%	63.3%
Selling and marketing	394.5	238.4	156.1	(11.9)	168.0	65.5%	(5.0)%	70.5%
General and administrative	58.5	42.4	16.1	(2.1)	18.2	38.0%	(5.0)%	42.9%
Segment contribution	$763.1	$419.5	$343.6	$(22.5)	$366.1	81.9%	(5.4)%	87.3%
Segment margin	53.4%	50.2%				3.2%
Segment gross margin(2)	85.0%	83.8%				1.2%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2)	Defined as net revenues less segment related cost of sales as a percentage of net revenues.

Net Revenues

The increase in net revenues was primarily due to the contribution from the Allergan Acquisition, which contributed a full six months in 2016 as opposed to three and a half months in 2015.

Cost of Sales

The increase in cost of sales was primarily due to the contribution from the Allergan Acquisition, which contributed a full six months in 2016 as opposed to three and a half months in 2015. Segment gross margins remained stable at 85.0% for the six months ended June 30, 2016 compared to 83.8% for the six months ended June 30, 2015.

Selling and Marketing Expenses

The increase in selling and marketing expenses was primarily due to the contribution from the Allergan Acquisition, which contributed a full six months in 2016 as opposed to three and a half months in 2015, offset, in part, by cost savings due to corporate initiatives.

General and Administrative Expenses

The increase in general and administrative expenses was primarily due to the contribution from the Allergan Acquisition, which contributed a full six months in 2016 as opposed to three and a half months in 2015, offset, in part, by cost savings due to corporate initiatives.

Corporate

	Six Months Ended June 30, 2016
	Integration and Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Reclassification of Sales Distributed Through Anda to Discontinued Operations	Other	Revenues and Shared Costs	Total

Net Sales	$-	$-	$-	$(56.3)	$-	$19.7	$(36.6)
Operating expenses:
Cost of sales(1)	8.0	3.0	47.1	(55.2)	0.1	121.5	124.5
Selling and marketing	33.9	-	39.0	-	0.1	3.6	76.6
General and administrative	136.6	0.1	23.7	-	65.2	217.5	443.1
Contribution	$(178.5)	$(3.1)	$(109.8)	$(1.1)	$(65.4)	$(322.9)	$(680.8)

(1) Excludes amortization and impairment of acquired intangibles including product rights.
	Six Months Ended June 30, 2015
	Integration and Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Reclassification of Sales Distributed Through Anda to Discontinued Operations	Other	Revenues and Shared Costs	Total

Net Sales	$-	$-	$-	$(70.4)	$-	$1.6	$(68.8)
Operating expenses:
Cost of sales(1)	48.4	32.5	699.7	(68.7)	-	57.2	769.1
Selling and marketing	76.4	-	75.6	-	-	0.1	152.1
General and administrative	278.1	(1.1)	243.5	-	50.3	135.5	706.3
Contribution	$(402.9)	$(31.4)	$(1,018.8)	$(1.7)	$(50.3)	$(191.2)	$(1,696.3)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

In the six months ended June 30, 2016, integration and restructuring charges primarily related to the integration of the Legacy Allergan business as well as charges incurred with the terminated merger with Pfizer, Inc. of $74.9 million.  In the six months ended June 30, 2016, the Company incurred purchase accounting effects of $42.4 million in cost of sales primarily related to the fair value inventory step-up from the Allergan and Forest acquisitions as products were sold to the Company’s third party customers. The Company also incurred charges related to the purchase accounting impact on stock-based compensation related to the Allergan and

Forest acquisitions, which increased cost of sales, selling and marketing and general and administrative expenses.  In the six months ended June 30, 2016, general and administrative costs included legal settlement charges of $59.2 million.

Shared costs primarily include above site and unallocated costs associated with running our global manufacturing facilities and corporate general and administrative expenses. In the six months ended June 30, 2016, the increase in “Revenues and Shared Costs” versus the prior year were primarily due to the Allergan Acquisition, which contributed a full six months in 2016 as opposed to three and a half months in 2015.

In the six months ended June 30, 2015, integration and restructuring charges primarily related to integration of the Allergan and Forest businesses.  In the six months ended June 30, 2015, the Company incurred purchase accounting effects of $684.8 million in cost of sales primarily related to fair value inventory step-up from the Allergan and Forest acquisitions as products were sold to the Company’s third party customers. The Company also incurred charges related to the purchase accounting impact on stock-based compensation related the Allergan and Forest acquisitions, which increased cost of sales, selling and marketing and general and administrative expenses.  In addition, in the six months ended June 30, 2015, the Company incurred mark-to-market unrealized losses for foreign currency option contracts that are entered into to offset future exposure to movements in currencies of $37.7 million.

Research and Development Expenses

R&D expenses consisted of the following components in the six months ended June 30, 2016 and 2015 ($ in millions):

	Six Months Ended June 30,		Change
	2016	2015	Dollars	%
Ongoing operating expenses	$621.5	$473.7	$147.8	31.2%
Brand-related milestone payments and upfront license payments	334.2	40.0	294.2	735.5%
Acquisition accounting fair market value adjustment to stock-based compensation	23.8	103.6	(79.8)	(77.0)%
Acquisition, integration, and restructuring charges	(0.2)	75.5	(75.7)	(100.3)%
Contingent consideration adjustments, net	60.3	(25.4)	85.7	(337.4)%
Total expenditures	$1,039.6	$667.4	$372.2	55.8%
The increase in ongoing operating expenses in the six months ended June 30, 2016 versus the prior year period is primarily due to the impact of the Allergan Acquisition which contributed six months in 2016 versus three and a half months in 2015 coupled with higher Ophthalmology and Early Stage product clinical spending.  Included in brand related milestones for the six months ended June 30, 2016 are milestone payments and upfront license payments related to the Heptares Transaction of $125.0 million, the Topokine Transaction of $85.8 million, and the Anterios Transaction of $89.2 million.

In the six months ended June 30, 2016, the Company had an increase charge in contingent consideration liabilities, primarily due to the status of the Company’s Oxymetazoline Rosacea project.  In the six months ended June 30, 2015, the Company had contingent consideration income due to an update to the then anticipated scheduling of the Furiex lead candidate, Viberzi®.

Amortization

Amortization in the six months ended June 30, 2016 and 2015 was as follows:

	Six Months Ended June 30,		Change
($ in millions)	2016	2015	Dollars	%
Amortization	$3,222.8	$2,301.1	$921.7	40.1%

Amortization for the six months ended June 30, 2016 increased as compared to the prior year period primarily as a result of increased amortization of $1,972.9 million of identifiable assets acquired in the Allergan Acquisition, compared to $1,020.8 in the six months ended June 30, 2015.

IPR&D Impairments and Asset Sales and Impairments, Net

IPR&D impairments and Asset sales and impairments, net consisted of the following components in the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,		Change
($ in millions)	2016	2015	Dollars	%
IPR&D impairments	$274.9	$197.6	$77.3	39.1%
Asset sales and impairments, net	(19.3)	7.5	(26.8)	n.m.

In the six months ended June 30, 2016, the Company recorded an impairment of an international eye care pipeline project of $35.0 million based on a decrease in projected cash flows due to market conditions as well as an impairment of $20.0 million for a specified indication of a Botox® therapeutic product based on a decrease in projected cash flows due to a decline in market demand assumptions.  In addition, during the six months ended June 30, 2016, the Company impaired IPR&D projects relating to women’s healthcare of $24.0 million and osteoarthritis of approximately $190.0 million based on clinical trial results.

During the six months ended June 30, 2015, the Company recorded a $197.6 million impairment related to IPR&D for select projects, primarily relating to women’s healthcare as the Company revised its sales forecast of certain assets as well as the timing of the launch of certain projects.

Asset sales and impairments, net in the six months ended June 30, 2016, included the gain on the sale of certain investments.

Interest Income

Interest income in the six months ended June 30, 2016 and 2015 was as follows:

	Six Months Ended June 30,		Change
($ in millions)	2016	2015	Dollars	%
Interest income	$5.4	$4.1	$1.3	31.7%

Interest Expense

Interest expense consisted of the following components in the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,		Change
($ in millions)	2016	2015	Dollars	%
Fixed Rate Notes	$571.2	$426.5	$144.7	33.9%
AGN Term Loan	55.5	29.2	26.3	90.1%
ACT Term Loan	26.2	28.8	(2.6)	(9.0)%
Floating Rate Notes	11.8	7.0	4.8	68.6%
WC Term Loan	6.4	10.7	(4.3)	(40.2)%
Revolving Credit Facility	2.6	1.9	0.7	36.8%
Other	4.9	7.7	(2.8)	(36.4)%
Interest expense	$678.6	$511.8	$166.8	32.6%

Interest expense increased to $678.6 million for the six months ended June 30, 2016 primarily due to interest from the indebtedness incurred as part of the Allergan Acquisition of $438.5 million compared to $270.2 million in the six months ended June 30, 2015.

Other (expense) income, net

Other (expense) income, net consisted of the following components in the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,		Change
($ in millions)	2016	2015	Dollars	%
Bridge loan commitment fee	$-	$(264.9)	$264.9	(100.0)%
Interest rate lock	-	31.0	(31.0)	(100.0)%
Pfizer termination fee (Allergan plc only)	150.0	-	150.0	n.a.
Other (expense) income	0.6	(4.4)	5.0	(113.6)%
Other (expense) income, net	$150.6	$(238.3)	$388.9	(163.2)%

Pfizer termination fee

In the six months ended June 30, 2016, the Company has received a payment of $150.0 million from Pfizer Inc. for reimbursement of expenses associated with the termination of the merger agreement which is reported as other income.

Bridge Loan Commitment Fee

During the six months ended June 30, 2015, the Company incurred costs associated with bridge loan commitments in connection with the Allergan Acquisition of $264.9 million.

Interest Rate Lock

During the six months ended June 30, 2015, the Company entered into interest rate locks on a portion of the $21.0 billion of debt issued as part of the Allergan Acquisition. As a result of the interest rate locks, the Company recorded income of $31.0 million.

(Benefit) for Income Taxes

	Six Months Ended June 30,		Change
($ in millions)	2016	2015	Dollars	%
(Benefit) / Provision for income taxes	$(666.9)	$(652.1)	$(14.8)	2.3%
Effective tax rate	56.4%	33.8%

The Company’s effective tax rate for the six months ended June 30, 2016 was 56.4% compared to 33.8% for the six months ended June 30, 2015. The effective tax rate for the six months ended June 30, 2016 was impacted by income earned in jurisdictions with tax rates lower than the Irish statutory rate and U.S. losses tax benefited at rates greater than the Irish statutory rate. Additionally, the tax benefit for the six months ended June 30, 2016 included an expense of $195.2 million primarily related to a change in a valuation allowance on a portion of U.S. capital loss carryforwards resulting from restructuring associated with the sale of the global generics business, a benefit of $35.7 million related to the reversal of deferred tax liabilities associated with certain IPR&D impairments and a benefit of $45.2 million for the recognition of previously unrecognized tax benefits.  The effective tax rate for the six months ended June 30, 2015 was impacted by income earned in low tax jurisdictions and U.S. losses tax benefited at rates greater than the Irish statutory rate. The increase in the effective tax rate for the period ended June 30, 2016 as compared to the period ended June 30, 2015 is primarily related to the change related to the valuation allowance on a portion of the U.S. capital loss carryforwards.

Discontinued Operations

On July 27, 2015, the Company announced that it entered into the Teva Transaction, which closed on August 2, 2016.  Under the Teva Agreement, Teva acquired Allergan's global generics business, including the U.S. and international generic commercial units, our third-party supplier Medis, our global generic manufacturing operations, our global generic R&D unit, our international OTC commercial unit (excluding OTC eye care products) and some established international brands.   Allergan retained its global branded pharmaceutical and medical aesthetics businesses, as well as its biosimilars development programs, certain OTC products, and the Anda Distribution business now being held for sale. The Company will also have continuing involvement with Teva after the close of the transaction.  As a result of the Teva Transaction, the Company holds equity in Teva, continues to distribute products divested to Teva through our held for sale Anda Distribution business as well as purchases product manufactured by Teva for sale in our US General Medicine segment as part of ongoing transitional service and contract manufacturing agreements.

On June 30, 2016, the Company held for sale its Anda Distribution business, which distributes generic, brand, specialty and OTC pharmaceutical products from more than 300 manufacturers to retail independent and chain pharmacies, nursing homes, mail order pharmacies, hospitals, clinics and physician offices across the United States. The Company decided to hold for sale this business unit as the Company intends to continue its evolution into a focused branded pharmaceutical company.  On August 2, 2016, the Company entered into a definitive agreement under which Teva will acquire the Anda Distribution business for $500.0 million and is subject to customary closing conditions, including antitrust clearance in the U.S.

Financial results of the global generics business and the Anda Distribution business are presented as "Income from discontinued operations" on the Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015; and assets and liabilities of the businesses are presented as "Current assets held for sale", "Non current assets held for sale", “Current liabilities held for sale” and “Long term liabilities held for sale” on the Consolidated Balance Sheet as of June 30, 2016 and December 31, 2015.

The following table presents key financial results of the businesses included in "Income from discontinued operations" for the three and six months ended June 30, 2016 and 2015 ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues	$2,095.9	$2,126.3	$3,747.8	$4,377.5
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	1,281.0	1,212.3	2,267.3	2,403.8
Research and development	120.0	105.2	232.3	218.5
Selling and marketing	142.5	179.5	283.5	382.9
General and administrative	167.6	160.6	309.1	324.3
Amortization	2.4	157.8	4.8	297.8
Asset sales and impairments, net	-	(2.3)	-	50.9
Total operating expenses	1,713.5	1,813.1	3,097.0	3,678.2
Operating income	382.4	313.2	650.8	699.3
Other (expense) income, net	(0.6)	(8.3)	(0.4)	(8.1)
Provision for income taxes	459.1	74.6	379.1	167.1
Net (loss) / income from discontinued operations	$(77.3)	$230.3	$271.3	$524.1

The decrease in net revenues in the six months ended June 30, 2016 versus the six months ended June 30, 2015 is primarily due to lower sales of key products in the United States including generic versions of Guanfacine, Oxycontin as well as our Lidocaine Patch and oral contraceptives, and lower sales of our Anda Distribution Business, offset, in part, by the launch of generic Crestor® in the second quarter of 2016.  The decrease in cost of sales is due to the decrease in net revenues.  The decrease in selling and marketing and general and administrative expenses is primarily due to lower spending across International Generics, due in part to fewer sales force and administrative personnel resulting from the impact of corporate initiatives.

Liquidity and Capital Resources

Working Capital Position

Working capital at June 30, 2016 and December 31, 2015 is summarized as follows:

	June 30,	December 31,	Increase
($ in millions):	2016	2015	(Decrease)
Current Assets:
Cash and cash equivalents	$489.5	$1,096.0	$(606.5)
Marketable securities	17.1	9.3	7.8
Accounts receivable, net	2,490.5	2,125.4	365.1
Inventories	726.8	757.5	(30.7)
Prepaid expenses and other current assets	787.3	495.3	292.0
Current assets held for sale	4,244.0	4,095.6	148.4
Total current assets	8,755.2	8,579.1	176.1
Current liabilities:
Accounts payable and accrued expenses	$4,490.1	$4,148.6	$341.5
Income taxes payable	92.6	53.7	38.9
Current portion of long-term debt and capital leases	2,506.6	2,396.5	110.1
Current liabilities held for sale	1,778.1	1,693.2	84.9
Total current liabilities	8,867.4	8,292.0	575.4
Working Capital	$(112.2)	$287.1	$(399.3)
Working Capital excluding assets held for sale, net	$(2,578.1)	$(2,115.3)	$(462.8)
Current Ratio, excluding net assets held for sale	0.64	0.68

Working capital excluding assets held for sale, net, decreased $462.8 million primarily due to cash used to optionally prepay long-term debt as well as increase in current tax assets.

Cash Flows from Operations

Summarized cash flow from operations is as follows:

	Six Months Ended June 30,
($ in millions)	2016	2015
Net cash provided by operating activities	$2,601.0	$1,926.3

Cash flows from operations represent net income / (loss) adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities increased $674.7 million in the six months ended June 30, 2016 versus the prior year period, due primarily to an increase in net income, adjusted for non-cash activity of $229.7 million ($3,361.1 million and $3,131.4 million of net income / (loss), adjusted for non-cash activities in the six months ended June 30, 2016 and 2015, respectively), as well as a lower net increase in working capital versus the prior year period.

Management expects that available cash balances and the remaining 2016 cash flows from operating activities will provide sufficient resources to fund our operating liquidity needs and expected 2016 capital expenditure funding requirements.

Investing Cash Flows

Our cash flows from investing activities are summarized as follows:

	Six Months Ended June 30,
($ in millions)	2016	2015
Net cash (used in) investing activities	$(142.8)	$(34,470.3)

Investing cash flows consist primarily of cash used in acquisitions of businesses and intangibles assets (primarily product rights), capital expenditures and purchases of investments and marketable securities partially offset by proceeds from the sale of investments and marketable securities. Included in the six months ended June 30, 2016 was cash used for capital expenditures of $182.8 million, offset, in part, by proceeds of sales investments and other assets and property, plant and equipment.

Included in the six months ended June 30, 2015 was cash used in connection with the Allergan Acquisition and the Auden Acquisition, net of cash acquired, of $34,646.2 million and $463.7 million, respectively, and capital expenditures for property, plant and equipment of $248.2 million, offset, in part by cash received from the sale of assets, primarily the Respiratory Business, of $855.8 million.

Financing Cash Flows

Our cash flows from financing activities are summarized as follows:

	Six Months Ended June 30,
($ in millions)	2016	2015
Net cash (used in) / provided by financing activities	$(3,066.7)	$33,815.0

Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of ordinary shares and proceeds from the exercise of stock options. Cash used in financing activities in the six months ended June 30, 2016 included payments of debt of $3,835.6 million, contingent consideration of $63.8 million and dividends of  $139.2 million, offset by borrowings under the credit facility of $900.0 million.

Included in the six months ended June 30, 2015 was the issuance of indebtedness of $29,338.4 million, the issuance of ordinary shares of $4,071.1 million and the issuance of Mandatory Convertible Preferred Shares of $4,929.7 million in connection with the Allergan Acquisition, offset in part by payments of debt of $4,096.2 million and debt issuance costs of $310.8 million.

Debt and Borrowing Capacity

Total debt and capital leases consisted of the following ($ in millions):

	Balance As of		Fair Market Value As of
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Senior Notes:
Floating Rate Notes
$500.0 million floating rate notes due September 1, 2016	$500.0	$500.0	$500.5	$500.5
$500.0 million floating rate notes due March 12, 2018	500.0	500.0	502.0	499.6
$500.0 million floating rate notes due March 12, 2020	500.0	500.0	500.5	496.2
	1,500.0	1,500.0	1,503.0	1,496.3
Fixed Rate Notes
$800.0 million 5.750% notes due April 1, 2016	-	800.0	-	808.4
$1,000.0 million 1.850% notes due March 1, 2017	1,000.0	1,000.0	1,003.7	1,001.5
$500.0 million 1.300% notes due June 15, 2017	500.0	500.0	499.3	496.3
$1,200.0 million 1.875% notes due October 1, 2017	1,200.0	1,200.0	1,206.1	1,196.0
$3,000.0 million 2.350% notes due March 12, 2018	3,000.0	3,000.0	3,034.3	3,004.6
$250.0 million 1.350% notes due March 15, 2018	250.0	250.0	248.3	244.9
$1,050.0 million 4.375% notes due February 1, 2019	1,050.0	1,050.0	1,112.7	1,099.5
$500.0 million 2.450% notes due June 15, 2019	500.0	500.0	506.5	494.4
$400.0 million 6.125% notes due August 14, 2019	400.0	400.0	448.2	444.2
$3,500.0 million 3.000% notes due March 12, 2020	3,500.0	3,500.0	3,598.9	3,505.1
$650.0 million 3.375% notes due September 15, 2020	650.0	650.0	676.5	656.6
$750.0 million 4.875% notes due February 15, 2021	750.0	750.0	825.6	807.4
$1,200.0 million 5.000% notes due December 15, 2021	1,200.0	1,200.0	1,342.4	1,299.4
$3,000.0 million 3.450% notes due March 15, 2022	3,000.0	3,000.0	3,102.1	3,006.8
$1,700.0 million 3.250% notes due October 1, 2022	1,700.0	1,700.0	1,733.8	1,669.6
$350.0 million 2.800% notes due March 15, 2023	350.0	350.0	346.4	327.7
$1,200.0 million 3.850% notes due June 15, 2024	1,200.0	1,200.0	1,256.9	1,202.6
$4,000.0 million 3.800% notes due March 15, 2025	4,000.0	4,000.0	4,168.3	3,984.6
$2,500.0 million 4.550% notes due March 15, 2035	2,500.0	2,500.0	2,574.7	2,462.2
$1,000.0 million 4.625% notes due October 1, 2042	1,000.0	1,000.0	1,032.4	956.1
$1,500.0 million 4.850% notes due June 15, 2044	1,500.0	1,500.0	1,586.7	1,483.6
$2,500.0 million 4.750% notes due March 15, 2045	2,500.0	2,500.0	2,635.4	2,452.7
	31,750.0	32,550.0	32,939.2	32,604.2
Total Senior Notes Gross	33,250.0	34,050.0	34,442.2	34,100.5
Unamortized premium	193.9	225.9	-	-
Unamortized discount	(101.6)	(107.4)	-	-
Total Senior Notes Net	33,342.3	34,168.5	34,442.2	34,100.5
Term Loan Indebtedness:
WC Term Loan
WC Three Year Tranche variable rate debt maturing October 1, 2016	-	191.5
WC Five Year Tranche variable rate debt maturing October 1, 2018	-	498.8
	-	690.3
ACT Term Loan
2017 Term Loan variable rate debt maturing October 31, 2017	-	572.1
2019 Term Loan variable rate debt maturing July 1, 2019**	1,170.0	1,700.0
	1,170.0	2,272.1
AGN Term Loan
AGN Three Year Tranche variable rate debt maturing March 17, 2018	2,750.0	2,750.0
AGN Five Year Tranche variable rate debt maturing March 17, 2020**	2,406.3	2,543.8
	5,156.3	5,293.8
Total Term Loan Indebtedness	6,326.3	8,256.2
Other Indebtedness
Revolver Borrowings	-	200.0
Debt Issuance Costs	(174.6)	(195.8)
Other	85.5	97.4
Total Other Borrowings	(89.1)	101.6
Capital Leases	2.2	4.1
Total Indebtedness	$39,581.7	$42,530.4

**	The indebtedness requires a quarterly repayment of 2.5%.

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

Acquired Allergan Notes

On March 17, 2015 in connection with the Allergan Acquisition, the Company acquired, and subsequently guaranteed, along with Warner Chilcott Limited, the indebtedness of Allergan, Inc. comprised of the $350.0 million 2.800% senior notes due 2023, the $650.0 million 3.375% senior notes due 2020, the $250.0 million 1.350% senior notes due 2018 and the $800.0 million 5.750% senior notes due 2016. Interest payments are due on the $350.0 million senior notes semi-annually on the principal amount of the notes at a rate of 2.80% per annum, and are redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption, if the redemption occurs prior to December 15, 2022 (three months prior to the maturity of the 2023 senior notes). If the redemption occurs on or after December 15, 2022, then such redemption is not subject to the make-whole provision. Interest payments are due on the $650.0 million senior notes semi-annually on the principal amount of the notes at a rate of 3.375% per annum, and are redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption. Interest payments are due on the $250.0 million senior notes semi-annually on the principal amount of the notes at a rate of 1.350% per annum, and are redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption. Interest payments were due on the $800.0 million senior notes semi-annually on the principal amount of the notes at a rate of 5.750% per annum. The fair value of the acquired senior notes was determined to be $2,087.5 million as of March 17, 2015. As such, as part of acquisition accounting, the company recorded a premium of $37.5 million to be amortized as contra interest over the life of the notes.

The $800.0 million 5.750% senior notes were paid in full on April 1, 2016 with proceeds from the first quarter of 2016 borrowings under the revolving credit facility of $900.0 million.

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

Pursuant to the Existing WC Term Loan, on October 1, 2013 (the “WC Closing Date”), the lenders party thereto provided term loans in a total aggregate principal amount of $2.0 billion, comprised of (i) a $1.0 billion tranche that would have matured on October 1, 2016 (the “WC Three Year Tranche”) and (ii) a $1.0 billion tranche that would have matured on October 1, 2018 (the “WC Five Year Tranche”). The proceeds of borrowings under the Existing WC Term Loan Agreement, together with $41.0 million of cash on hand, were used to finance the repayment in full of all amounts outstanding under Warner Chilcott’s then-existing Credit Agreement, dated as of March 17, 2011, as amended by Amendment No. 1 on August 20, 2012, among the WC Borrowers, Warner Chilcott Holdings Company III, Limited, BofA, as administrative agent and a syndicate of banks participating as lenders.

Borrowings under the WC Term Loan Agreement bore interest at the applicable borrower’s choice of a per annum rate equal to either (a) a base rate plus an applicable margin per annum varying from (x) 0.00% per annum to 0.75% per annum under the WC Three Year Tranche and (y) 0.125% per annum to 0.875% per annum under the WC Five Year Tranche, depending on the publicly announced debt ratings for non-credit-enhanced, senior unsecured long-term indebtedness of Allergan plc (such applicable debt rating the “Debt Rating”) or (b) a Eurodollar rate, plus an applicable margin varying from (x) 1.00% per annum to 1.75% per annum under the WC Three Year Tranche and (y) 1.125% per annum to 1.875% per annum under the WC Five Year Tranche, depending on the Debt Rating. In the six months ended June 30, 2016, the Company repaid in full the WC Term Loan indebtedness.

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

Loans under the ACT Term bore interest, at the Company’s choice, of a per annum rate equal to either (a) a base rate, plus an applicable margin per annum varying from (x) 0.00% per annum to 1.00% per annum with respect to the 2017 term-loan and (y) 0.125% per annum to 0.875% per annum with respect to the 2019 term-loan, depending on the Debt Rating or (b) a Eurodollar rate, plus an applicable margin varying from (x) 1.00% per annum to 2.00% per annum with respect to the 2017 term-loan and (y) 1.125% per annum to 1.875% per annum with respect to the 2019 term-loan, depending on the Debt Rating.

The Company was subject to, and at June 30, 2016 was in compliance with, all financial and operational covenants under the terms of the ACT Term Loan.  On August 2, 2016, the Company repaid in full the outstanding ACT Term Loan indebtedness with the proceeds from the Teva Transaction.

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

Borrowings under the AGN Term Loan bore interest at our choice of a per annum rate equal to either (a) a base rate plus an applicable margin per annum varying from (x) 0.00% per annum to 1.00% per annum under the AGN Three Year Tranche and (y) 0.125% per annum to 1.250%% per annum under the AGN Five Year Tranche, depending on the Debt Rating or (b) a Eurodollar rate, plus an applicable margin varying from (x) 1.00% per annum to 2.00% per annum under the AGN Three Year Tranche and (y) 1.125% per annum to 2.250% per annum under the AGN Five Year Tranche, depending on the Debt Rating. The outstanding principal amount of loans under the AGN Three Year Tranche was not subject to quarterly amortization and was payable in full on the maturity date. The outstanding principal amount of loans under the AGN Five Year Tranche was payable in equal quarterly amounts of 2.50% per quarter prior to March 17, 2020, with the remaining balance payable on March 17, 2020.

The obligations of Actavis Capital under the Term Loan Credit Agreement were guaranteed by Warner Chilcott Limited, Actavis, Inc. and Actavis Funding SCS and any subsidiary of Allergan plc (other than Actavis Capital or a direct subsidiary of Allergan plc) that becomes a guarantor of third party indebtedness in an aggregate principal amount exceeding $350.0 million (unless, in the case of a foreign subsidiary, such guarantee would give rise to adverse tax consequences as reasonably determined by Allergan plc).

The Company was subject to, and at June 30, 2016 was in compliance with, all financial and operational covenants under the terms of the AGN Term Loan.  On August 2, 2016, the Company repaid in full the outstanding AGN Term Loan indebtedness with the proceeds from the Teva Transaction.

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

The Revolver Agreement provided that loans thereunder would bear interest, at our choice, of a per annum rate equal to either (a) a base rate, plus an applicable margin per annum varying from 0.00% per annum to 1.00% per annum depending on the Debt Rating or (b) a Eurodollar rate, plus an applicable margin varying from 0.875% per annum to 2.00% per annum depending on the Debt Rating. Additionally, to maintain availability of funds, the Company pays an unused commitment fee, which according to the pricing grid is set at 0.075% to 0.250% per annum, depending on the Debt Rating, of the unused portion of the revolver.

The obligations under the Revolver Agreement were guaranteed by Allergan plc, Warner Chilcott Limited, Actavis, Inc. and Actavis Funding SCS and any subsidiary of Allergan (other than Actavis Capital) that becomes a guarantor of third party indebtedness in an aggregate principal amount exceeding $350.0 million (unless, in the case of a foreign subsidiary, such guarantee would give rise to adverse tax consequences as reasonably determined by Allergan plc).

The Company was subject to, and as of June 30, 2016 was in compliance with, all financial and operational covenants under the terms of the Revolving Credit Facility. At June 30, 2016, there were no outstanding borrowings under the Revolving Credit Facility and letters of credit outstanding were $28.8 million. The net availability under the Revolving Credit Facility was $971.2 million. In the six months ended June 30, 2016, the Company borrowed $900.0 million under the revolving credit facility and repaid $900.0 million. On August 2, 2016, the Company repaid all outstanding amounts under the Revolving Credit Facility and terminated the Revolving Credit Facility in connection with the Teva Transaction. The letters of credit remain outstanding with JPMCB and Wells Fargo, National Association under separate arrangements.

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

Investment Risk

As of June 30, 2016, our total investments in marketable and equity securities of other companies, including equity method investments were $111.7 million (included in marketable securities and investments and other assets). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.

As of August 2, 2016, the Company owns 100.3 million Teva ordinary shares, which are subject to changes in value based on the price of Teva shares.  The Company is subject to lock-up restrictions with the investment in Teva, and as such, is also subject to liquidity risk.

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

Floating Rate Debt

At June 30, 2016, borrowings outstanding under the floating rate notes and term loan indebtedness were $7,826.3 million. On August 2, 2016, the Company repaid $6,326.3 million of term loan indebtedness with proceeds from the Teva Transaction.  Assuming a one percent increase in the applicable interest rate on the Company’s floating rates notes, annual interest expense would increase by approximately $15.0 million over the next twelve months.

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

Net foreign currency gains and losses did not have a material effect on the Company’s results of operations for the six months ended June 30, 2016 and 2015, respectively.

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

Changes in Internal Control Over Financial Reporting

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures over financial reporting for the period covered by this Form 10–Q. Based on this assessment, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2016, the Company’s disclosure controls and procedures are effective.

The Company transitioned certain legacy Actavis Brand, Corporate U.S. and foreign operations into the Legacy Allergan SAP Enterprise Resource Planning (“ERP”) system in 2016.  Other Brand subsidiaries are expected to transition to the Legacy Allergan SAP ERP system within 2016 and early 2017.  The legacy Actavis SAP ERP systems will transition to Teva as part of the divestiture.  Management also transitioned revenue management systems from the legacy Actavis Brand systems to the Legacy Allergan system for the administration of legacy Actavis Brand chargebacks, rebates and Medicaid claims. The legacy Actavis system will transition to Teva as a part of the divestiture.

There have been no other changes in the Company’s internal control over financial reporting, during the fiscal quarter ended June 30, 2016, that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Recent Sale of Unregistered Securities; Uses of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2016, we repurchased 60,173 of our ordinary shares to satisfy tax withholding obligations in connection with the vesting of restricted shares issued to employees as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 - 30, 2016	6,480	$268.16	—	—
May 1 - 31, 2016	28,167	$223.23	—	—
June 1 - 30, 2016	25,526	$232.37	—	—
April 1 – June 30, 2016	60,173	$231.95	—	—

ITEM 6.	EXHIBITS

Reference is hereby made to the Exhibit Index on page 122.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2016.

ALLERGAN PLC WARNER CHILCOTT LIMITED

By:	/s/ Maria Teresa Hilado
Name:	Maria Teresa Hilado
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ James C. D’Arecca
Name:	James C. D’Arecca
Title:	Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

2.1

First Amendment to the Master Purchase Agreement, dated as of June 9, 2016, by and between Teva Pharmaceutical Industries Ltd. and Allergan plc. (incorporated by reference to Exhibit 2.1 to Allergan plc’s Current Report on Form 8-K filed on July 13, 2016).

2.2

Second Amendment to the Master Purchase Agreement, dated as of July 5, 2016, by and between Teva Pharmaceutical Industries Ltd. and Allergan plc. (incorporated by reference to Exhibit 2.1 to Allergan plc’s Current Report on Form 8-K filed on July 13, 2016).

2.3

Third Amendment to the Master Purchase Agreement, dated as of July 11, 2016, by and between Teva Pharmaceutical Industries Ltd. and Allergan plc. (incorporated by reference to Exhibit 2.1 to Allergan plc’s Current Report on Form 8-K filed on July 13, 2016).

2.4	Letter Agreement, dated as of July 11, 2016, between Teva Pharmaceutical Industries Ltd. and Allergan plc.

10.1#*	Amended and Restated Allergan plc 2011 Incentive Award Plan

10.2#*	Amended and Restated 2013 Incentive Award Plan of Allergan plc
10.3#	Form of Amended and Restated Other Cash-Based Award Agreement (incorporated by reference to Exhibit 10.1 to Allergan plc’s Current Report on Form 8-K filed on August 8, 2016)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. of the Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Scheme Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Label Definition Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Exchange Act.