Form 10-Q
period 2016-09-30
Allergan plc; Warner Chilcott Ltd
filed 2016-11-04
CIK 1578845, 1620602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Number of shares of Allergan plc’s Ordinary Shares outstanding on October 26, 2016: 375,080,162. There is no trading market for securities of Warner Chilcott Limited, all of which are indirectly wholly owned by Allergan plc.

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

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

		PAGE
PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (unaudited)	3
	Consolidated Balance Sheets of Allergan plc as of September 30, 2016 and December 31, 2015	3
	Consolidated Statements of Operations of Allergan plc for the three and nine months ended September 30, 2016 and September 30, 2015	4
	Consolidated Statements of Comprehensive Income of Allergan plc for the three and nine months ended September 30, 2016 and September 30, 2015	5
	Consolidated Statements of Cash Flows of Allergan plc for the nine months ended September 30, 2016 and 2015	6
	Consolidated Balance Sheets of Warner Chilcott Limited as of September 30, 2016 and December 31, 2015	7
	Consolidated Statements of Operations of Warner Chilcott Limited for the three and nine months ended September 30, 2016 and September 30, 2015	8
	Consolidated Statements of Comprehensive Income of Warner Chilcott Limited for the three and nine months ended September 30, 2016 and September 30, 2015	9
	Consolidated Statements of Cash Flows of Warner Chilcott Limited for the nine months ended September 30, 2016 and 2015	10
	Notes to Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	80
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	116
Item 4.	Controls and Procedures	118
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	119
Item 1A.	Risk Factors	119
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	119
Item 6.	Exhibits	119
	Signatures	120

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

ALLERGAN PLC

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except par value)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$7,554.7	$1,096.0
Marketable securities	19,837.6	9.3
Accounts receivable, net	2,398.5	2,125.4
Inventories	705.5	757.5
Prepaid expenses and other current assets	771.7	495.3
Current assets held for sale	455.9	4,095.6
Total current assets	31,723.9	8,579.1
Property, plant and equipment, net	1,566.3	1,531.3
Investments and other assets	341.1	408.7
Non current assets held for sale	207.2	10,713.3
Deferred tax assets	120.7	49.5
Product rights and other intangibles	63,022.7	67,836.2
Goodwill	46,625.8	46,465.2
Total assets	$143,607.7	$135,583.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,425.4	$4,148.6
Income taxes payable	784.6	53.7
Current portion of long-term debt and capital leases	1,591.8	2,396.5
Current liabilities held for sale	223.7	1,693.2
Total current liabilities	8,025.5	8,292.0
Long-term debt and capital leases	31,178.2	40,133.9
Other long-term liabilities	1,022.7	1,262.0
Long-term liabilities held for sale	23.8	535.4
Other taxes payable	815.6	801.9
Deferred tax liabilities	12,811.5	7,968.8
Total liabilities	53,877.3	58,994.0
Commitments and contingencies (Refer to Note 20)
Equity:
Preferred shares, $0.0001 par value per share, 5.1 million shares authorized, 5.1 million and 5.1 million shares issued and outstanding, respectively	$4,929.7	$4,929.7
Ordinary shares; $0.0001 par value per share; 1,000.0 million shares authorized, 383.2 million and 394.5 million shares issued and outstanding, respectively	-	-
Treasury shares, at cost, 1.7 million shares pending and zero shares, respectively	(400.0)	-
Additional paid-in capital	66,184.2	68,508.3
Retained earnings	18,412.7	3,647.5
Accumulated other comprehensive income / (loss)	599.3	(494.1)
Total shareholders’ equity	89,725.9	76,591.4
Noncontrolling interest	4.5	(2.1)
Total equity	89,730.4	76,589.3
Total liabilities and equity	$143,607.7	$135,583.3

See accompanying Notes to Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues	$3,622.2	$3,469.5	$10,706.3	$9,081.2
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	462.2	710.3	1,381.1	2,150.0
Research and development	622.8	1,260.5	1,662.4	1,927.9
Selling and marketing	796.0	683.6	2,429.6	2,017.2
General and administrative	361.2	339.1	1,033.9	1,188.0
Amortization	1,609.1	1,557.8	4,831.9	3,858.9
In-process research and development impairments	42.0	300.0	316.9	497.6
Asset sales and impairments, net	(4.7)	(4.4)	(24.0)	3.1
Total operating expenses	3,888.6	4,846.9	11,631.8	11,642.7
Operating (loss)	(266.4)	(1,377.4)	(925.5)	(2,561.5)

Interest income	18.1	3.5	23.5	7.6
Interest (expense)	(324.3)	(340.2)	(1,002.9)	(852.0)
Other (expense) income, net	33.6	0.2	184.2	(238.1)
Total other (expense), net	(272.6)	(336.5)	(795.2)	(1,082.5)
(Loss) before income taxes and noncontrolling interest	(539.0)	(1,713.9)	(1,720.7)	(3,644.0)
(Benefit) for income taxes	(158.9)	(838.9)	(825.8)	(1,491.0)
Net (loss) from continuing operations, net of tax	(380.1)	(875.0)	(894.9)	(2,153.0)
Income from discontinued operations, net of tax	15,601.9	6,177.6	15,873.2	6,701.7
Net income	15,221.8	5,302.6	14,978.3	4,548.7
(Income) attributable to noncontrolling interest	(1.8)	(1.4)	(4.3)	(2.6)
Net income attributable to shareholders	15,220.0	5,301.2	14,974.0	4,546.1
Dividends on preferred shares	69.6	69.6	208.8	162.4
Net income attributable to ordinary shareholders	$15,150.4	$5,231.6	$14,765.2	$4,383.7

(Loss) / income per share attributable to ordinary shareholders - basic:
Continuing operations	$(1.15)	$(2.40)	$(2.81)	$(6.46)
Discontinued operations	39.73	15.69	40.25	18.67
Net income per share - basic	$38.58	$13.29	$37.44	$12.21
(Loss) / income per share attributable to ordinary shareholders - diluted:
Continuing operations	$(1.15)	$(2.40)	$(2.81)	$(6.46)
Discontinued operations	39.73	15.69	40.25	18.67
Net income per share - diluted	$38.58	$13.29	$37.44	$12.21

Weighted average shares outstanding:
Basic	392.7	393.6	394.4	358.9
Diluted	392.7	393.6	394.4	358.9

See accompanying Notes to Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$15,221.8	$5,302.6	$14,978.3	$4,548.7
Other comprehensive income / (loss)
Foreign currency translation (losses) / gains	(19.1)	(42.4)	173.8	409.0
Impact of Teva Transaction	1,544.8	-	1,544.8	-
Unrealized gains (losses) / gains, net of tax	(609.3)	7.5	(625.2)	11.1
Reclassification for gains included in net income, net of tax	-	-	-	-
Total other comprehensive income / (loss), net of tax	916.4	(34.9)	1,093.4	420.1
Comprehensive income	16,138.2	5,267.7	16,071.7	4,968.8
Comprehensive (income) attributable to noncontrolling interest	(1.8)	(1.4)	(4.3)	(2.6)
Comprehensive income attributable to ordinary shareholders	$16,136.4	$5,266.3	$16,067.4	$4,966.2

See accompanying Notes to Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities:
Net income	$14,978.3	$4,548.7
Reconciliation to net cash provided by operating activities:
Depreciation	117.6	183.9
Amortization	4,836.7	4,192.8
Provision for inventory reserve	162.7	108.6
Share-based compensation	269.9	510.5
Deferred income tax benefit	(517.1)	(7,470.9)
Pre-tax gain sale of generics business	(24,203.1)	-
Non-cash tax effect of gain on sale of generics business	5,749.9	-
In-process research and development impairments	316.9	497.6
Loss / (gain) on asset sales and impairments, net	(24.0)	57.2
Amortization of inventory step-up	42.4	1,019.8
Amortization of deferred financing costs	44.6	289.2
Contingent consideration adjustments, including accretion	76.7	89.2
Excess tax benefit from stock-based compensation	(26.6)	(54.0)
Other, net	(16.0)	54.9
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	(40.4)	(364.0)
Decrease / (increase) in inventories	(221.6)	(270.1)
Decrease / (increase) in prepaid expenses and other current assets	158.9	(3.3)
Increase / (decrease) in accounts payable and accrued expenses	331.9	(290.6)
Increase / (decrease) in income and other taxes payable	(131.6)	(103.4)
Increase / (decrease) in other assets and liabilities	(397.5)	(21.6)
Net cash provided by operating activities	1,508.6	2,974.5
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(250.5)	(350.7)
Additions to product rights and other intangibles	-	(91.1)
Sale of generics business	33,304.5	-
Additions to investments	(15,445.5)	(27.0)
Proceeds from sale of investments and other assets	40.0	855.8
Proceeds from sales of property, plant and equipment	33.3	133.6
Acquisitions of businesses, net of cash acquired	(74.5)	(35,242.7)
Net cash provided by / (used in) investing activities	17,607.3	(34,722.1)
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness	-	26,456.4
Proceeds from borrowings on credit facility and other	1,050.0	2,882.0
Debt issuance and other financing costs	-	(310.8)
Payments on debt, including capital lease obligations and credit facility	(10,831.0)	(4,326.7)
Proceeds from issuance of preferred shares	-	4,929.7
Proceeds from issuance of ordinary shares	-	4,071.1
Proceeds from stock plans	138.0	195.8
Payments of contingent consideration	(77.7)	(138.3)
Repurchase of ordinary shares	(2,758.6)	(108.2)
Dividends	(208.8)	(138.4)
Excess tax benefit from stock-based compensation	26.6	54.0
Net cash (used in) / provided by financing activities	(12,661.5)	33,566.6
Effect of currency exchange rate changes on cash and cash equivalents	4.3	(5.1)
Net increase in cash and cash equivalents	6,458.7	1,813.9
Cash and cash equivalents at beginning of period	1,096.0	250.0
Cash and cash equivalents at end of period	$7,554.7	$2,063.9
Supplemental Disclosure of Cash Flow Information
Taxes paid in connection with the sale of the generics business	$2,571.7	$-
Schedule of Non-Cash Investing and Financing Activities:
Dividends accrued	$24.2	$24.0
Receipt of Teva Pharmaceutical Industries Ltd. ordinary shares in connection with the sale of the generics business	$5,038.6	$-
Non-cash equity issuance for the Acquisition of Allergan net assets	$-	$34,687.2

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$7,522.8	$1,036.2
Marketable securities	19,837.6	9.3
Accounts receivable, net	2,398.5	2,125.4
Receivables from Parents	2,828.7	457.3
Inventories	705.5	757.5
Prepaid expenses and other current assets	769.6	492.8
Current assets held for sale	455.9	4,095.6
Total current assets	34,518.6	8,974.1
Property, plant and equipment, net	1,566.3	1,531.3
Investments and other assets	341.1	408.7
Non current receivables from Parents	3,985.0	-
Non current assets held for sale	207.2	10,713.3
Deferred tax assets	120.7	49.5
Product rights and other intangibles	63,022.7	67,836.2
Goodwill	46,625.8	46,465.2
Total assets	$150,387.4	$135,978.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,995.8	$4,094.5
Payables to Parents	6,202.2	1,466.8
Income taxes payable	784.6	53.7
Current portion of long-term debt and capital leases	1,591.8	2,396.5
Current liabilities held for sale	223.7	1,693.2
Total current liabilities	13,798.1	9,704.7
Long-term debt and capital leases	31,178.2	40,133.9
Other long-term liabilities	1,022.7	1,262.0
Long-term payables to Parents	419.0	-
Long-term liabilities held for sale	23.8	535.4
Other taxes payable	815.6	801.9
Deferred tax liabilities	12,811.5	7,968.8
Total liabilities	60,068.9	60,406.7
Commitments and contingencies
Equity:
Members' capital	72,935.1	72,935.1
Retained earnings	16,779.6	3,132.7
Accumulated other comprehensive income / (loss)	599.3	(494.1)
Total members’ equity	90,314.0	75,573.7
Noncontrolling interest	4.5	(2.1)
Total equity	90,318.5	75,571.6
Total liabilities and equity	$150,387.4	$135,978.3

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues	$3,622.2	$3,469.5	$10,706.3	$9,081.2
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	462.2	710.3	1,381.1	2,150.0
Research and development	622.8	1,260.5	1,662.4	1,927.9
Selling and marketing	796.0	683.6	2,429.6	2,017.2
General and administrative	312.2	333.8	966.2	1,174.9
Amortization	1,609.1	1,557.8	4,831.9	3,858.9
In-process research and development impairments	42.0	300.0	316.9	497.6
Asset sales and impairments, net	(4.7)	(4.4)	(24.0)	3.1
Total operating expenses	3,839.6	4,841.6	11,564.1	11,629.6
Operating (loss)	(217.4)	(1,372.1)	(857.8)	(2,548.4)
Non-operating income (expense):
Interest income	18.1	3.5	23.5	7.6
Interest (expense)	(324.3)	(340.2)	(1,002.9)	(852.0)
Other (expense) / income, net	33.6	0.2	34.2	(238.1)
Total other (expense), net	(272.6)	(336.5)	(945.2)	(1,082.5)
(Loss) before income taxes and noncontrolling interest	(490.0)	(1,708.6)	(1,803.0)	(3,630.9)
(Benefit) for income taxes	(158.9)	(838.9)	(825.8)	(1,491.0)
Net (loss) from continuing operations, net of tax	(331.1)	(869.7)	(977.2)	(2,139.9)
Income from discontinued operations, net of tax	15,601.9	6,177.6	15,873.2	6,701.7
Net income	15,270.8	5,307.9	14,896.0	4,561.8
(Income) attributable to noncontrolling interest	(1.8)	(1.4)	(4.3)	(2.6)
Net income attributable to members	$15,269.0	$5,306.5	$14,891.7	$4,559.2

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$15,270.8	$5,307.9	$14,896.0	$4,561.8
Other comprehensive income / (loss)
Foreign currency translation (losses) / gains	(19.1)	(42.4)	173.8	409.0
Impact of Teva Transaction	1,544.8	-	1,544.8	-
Unrealized (losses) / gains, net of tax	(609.3)	7.5	(625.2)	11.1
Reclassification for gains included in net income, net of tax	-	-	-	-
Total other comprehensive income / (loss), net of tax	916.4	(34.9)	1,093.4	420.1
Comprehensive income	16,187.2	5,273.0	15,989.4	4,981.9
Comprehensive (income) attributable to noncontrolling interest	(1.8)	(1.4)	(4.3)	(2.6)
Comprehensive income attributable to ordinary shareholders	$16,185.4	$5,271.6	$15,985.1	$4,979.3

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities:
Net income	$14,896.0	$4,561.8
Reconciliation to net cash provided by operating activities:
Depreciation	117.6	183.9
Amortization	4,836.7	4,192.8
Provision for inventory reserve	162.7	108.6
Share-based compensation	269.9	510.5
Deferred income tax benefit	(517.1)	(7,470.9)
Pre-tax gain sale of generics business	(24,203.1)	-
Non-cash tax effect of gain on sale of generics business	5,749.9	-
In-process research and development impairments	316.9	497.6
Loss / (gains) on asset sales and impairments, net	(24.0)	57.2
Amortization of inventory step-up	42.4	1,019.8
Amortization of deferred financing costs	44.6	289.2
Contingent consideration adjustments, including accretion	76.7	89.2
Other, net	(16.0)	54.9
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	(40.4)	(363.3)
Decrease / (increase) in inventories	(221.6)	(270.1)
Decrease / (increase) in prepaid expenses and other current assets	156.8	(3.2)
Increase / (decrease) in accounts payable and accrued expenses	361.5	(257.5)
Increase / (decrease) in income and other taxes payable	(131.6)	(103.4)
Increase / (decrease) in other assets and liabilities, including receivable / payable with Parents	(1,899.4)	6.5
Net cash (used in) / provided by operating activities	(21.5)	3,103.6
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(250.5)	(350.7)
Additions to product rights and other intangibles	-	(91.1)
Sale of generics business	33,304.5	-
Additions to investments	(15,445.5)	(27.0)
Proceeds from the sale of investments and other assets	40.0	855.8
Proceeds from sales of property, plant and equipment	33.3	133.6
Acquisitions of businesses, net of cash acquired	(74.5)	(35,242.7)
Net cash provided by / (used in) investing activities	17,607.3	(34,722.1)
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness	-	26,456.4
Proceeds from borrowings on credit facility and other	1,050.0	2,882.0
Debt issuance and other financing costs	-	(310.8)
Payments on debt, including capital lease obligations and credit facility	(10,831.0)	(4,326.7)
Payments of contingent consideration	(77.7)	(138.3)
Dividend to Parent	(1,244.8)	(138.4)
Contribution from Parent	-	9,000.8
Net cash (used in) / provided by financing activities	(11,103.5)	33,425.0
Effect of currency exchange rate changes on cash and cash equivalents	4.3	(5.1)
Net increase in cash and cash equivalents	6,486.6	1,801.4
Cash and cash equivalents at beginning of period	1,036.2	244.3
Cash and cash equivalents at end of period	$7,522.8	$2,045.7

See accompanying Notes to Consolidated Financial Statements

ALLERGAN PLC AND WARNER CHILCOTT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — General

Allergan plc is focused on developing, manufacturing and commercializing innovative branded pharmaceuticals (“brand”, “branded” or “specialty brand”) and select over-the-counter (“OTC”) products.  Prior to completing the Teva Transaction (defined below), the Company also sold high-quality generic and OTC medicines and biologic products for patients around the world.

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

With commercial operations in over 100 countries, Allergan is committed to working with physicians, healthcare providers and patients to deliver innovative and meaningful treatments that help people around the world live longer, healthier lives. Warner Chilcott Limited is a wholly-owned subsidiary of Allergan plc and has the same principal business activities.  As a result of the Allergan Acquisition (defined below) which closed on March 17, 2015, the Company expanded its franchises to include ophthalmology, neurosciences and medical aesthetics/dermatology/plastic surgery, which complemented the Company’s existing central nervous system, gastroenterology, women’s health and urology franchises. The combined company benefits significantly from Allergan, Inc’s. (“Legacy Allergan”) global brand equity and consumer awareness of key products, including Botox® and Restasis®. The Allergan Acquisition also expanded our presence and market and product reach across many international markets, with strengthened commercial positions across Canada, Europe, Southeast Asia and other high-value growth markets, including China, India, the Middle East and Latin America.

On July 26, 2015 we entered into a master purchase agreement (the “Teva Agreement”), under which Teva Pharmaceutical Industries Ltd. (“Teva”) agreed to acquire our global generic pharmaceuticals business and certain other assets (the “Teva Transaction”).  Upon the closing of the Teva Transaction on August 2, 2016, we received $33.3 billion in cash, net of cash acquired by Teva, which includes estimated working capital and other contractual adjustments, and 100.3 million unregistered Teva ordinary shares (or American Depository Shares with respect thereto), which approximated $5.0 billion in value using the closing date Teva opening stock price discounted at a rate of 5.9 percent due to the lack of marketability.  The Company recognized a gain on the sale of our global generics business of $15,881.5 million as well as deferred liabilities relating to other elements of our arrangements with Teva of $518.9 million.

As part of the Teva Agreement, Teva acquired our global generics business, including the United States (“U.S.”) and international generic commercial units, our third-party supplier Medis, our global generic manufacturing operations, our global generic research and development (“R&D”) unit, our international OTC commercial unit (excluding OTC eye care products) and certain established international brands.

On October 3, 2016, the Company completed the divestiture of the Anda Distribution business to Teva for an additional $500.0 million. Teva acquired our Anda Distribution business, which distributes generic, brand, specialty and OTC pharmaceutical products from more than 300 manufacturers to retail independent and chain pharmacies, nursing homes, mail order pharmacies, hospitals, clinics and physician offices across the U.S.

As a result of the Teva Transaction and the divestiture of the Company’s Anda Distribution business, and in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) number 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, the Company is accounting for the assets and liabilities divested as held for sale.  Further, the financial results of the businesses held for sale have been reclassified to discontinued operations for all periods presented in our consolidated financial statements. The results of our discontinued operations include the results of our generic product development, manufacturing and distribution of off-patent pharmaceutical products, certain established international brands marketed similarly to generic products and out-licensed generic pharmaceutical products primarily in Europe through our Medis third-party business through August 2, 2016, as well as our Anda Distribution business.

The accompanying consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2015 (“Annual Report”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted from the accompanying consolidated financial statements. The accompanying year end consolidated balance sheet was derived from the audited financial statements included in the Annual Report as revised for discontinued operations treatment of our Anda Distribution business. The accompanying interim financial statements are unaudited and reflect all adjustments which are in the opinion of management necessary for a fair statement of the Company’s consolidated financial position, results of operations, comprehensive income and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. All intercompany transactions and balances have been eliminated in consolidation. The Company’s results of operations, comprehensive income and cash flows for the interim periods are not necessarily indicative of the results of operations, comprehensive income and cash flows that it may achieve in future periods.

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

	As of September 30, 2016			As of December 31, 2015
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
Cash and cash equivalents	$7,554.7	$7,522.8	$31.9	$1,096.0	$1,036.2	$59.8
Prepaid expenses and other current assets	771.7	769.6	2.1	495.3	492.8	2.5
Accounts payable and accrued liabilities	5,425.4	4,995.8	429.6	4,148.6	4,094.5	54.1

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
General and administrative expenses	$361.2	$312.2	$49.0	$1,033.9	$966.2	$67.7
Operating (loss)	(266.4)	(217.4)	(49.0)	(925.5)	(857.8)	(67.7)
Other income / (expense)	33.6	33.6	-	184.2	34.2	150.0
(Loss) before income taxes and noncontrolling interest	(539.0)	(490.0)	(49.0)	(1,720.7)	(1,803.0)	82.3
Net (loss) from continuing operations, net of tax	(380.1)	(331.1)	(49.0)	(894.9)	(977.2)	82.3
Net income	15,221.8	15,270.8	(49.0)	14,978.3	14,896.0	82.3
Dividends on preferred stock	69.6	-	69.6	208.8	-	208.8
Net income attributable to ordinary shareholder/members	15,150.4	15,269.0	(118.6)	14,765.2	14,891.7	(126.5)

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
General and administrative expenses	$339.1	$333.8	$5.3	$1,188.0	$1,174.9	$13.1
Operating (loss)	(1,377.4)	(1,372.1)	(5.3)	(2,561.5)	(2,548.4)	(13.1)
(Loss) before income taxes and noncontrolling interest	(1,713.9)	(1,708.6)	(5.3)	(3,644.0)	(3,630.9)	(13.1)
Net (loss) from continuing operations, net of tax	(875.0)	(869.7)	(5.3)	(2,153.0)	(2,139.9)	(13.1)
Net income	5,302.6	5,307.9	(5.3)	4,548.7	4,561.8	(13.1)
Dividends on preferred stock	69.6	-	69.6	162.4	-	162.4
Net income attributable to ordinary shareholder/members	5,231.6	5,306.5	(74.9)	4,383.7	4,559.2	(175.5)

The difference between accounts payable and accrued liabilities as of September 30, 2016 primarily relates to accruals for the Company’s share repurchase program and dividends payable which are held by Allergan plc. The difference between general and administrative expenses in the three and nine months ended September 30, 2016 and 2015 were due to corporate related expenses incurred at Allergan plc as well as transaction costs. Movements in equity are due to historical differences in the results of operations of the companies and differences in equity awards.

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

Revenue Recognition

General

Revenue from product sales is recognized when title and risk of loss to the product transfers to the customer, which is based on the transaction shipping terms. Recognition of revenue also requires reasonable assurance of collection of sales proceeds, the seller’s price to the buyer to be fixed or determinable and the completion of all performance obligations. The Company warrants products against defects and for specific quality standards, permitting the return of products under certain circumstances. Product sales are recorded net of all sales-related deductions including, but not limited to: chargebacks, trade discounts, sales returns and allowances, commercial and government rebates, customer loyalty programs and fee-for-service arrangements with certain distributors, which we refer to in the aggregate as “SRA” allowances.

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

Returns and Other Allowances — The Company’s provision for returns and other allowances include returns, promotional allowances and loyalty cards.

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

Accounts receivable balances in the Company’s consolidated financial statements are presented net of SRA estimates. SRA balances in accounts receivable were $243.8 million and $245.2 million at September 30, 2016 and December 31, 2015, respectively. SRA balances within accounts payable and accrued expenses were $1,797.3 million and $1,570.0 million at September 30, 2016  and December 31, 2015, respectively. The movements in the SRA reserve balances for continuing operations in the nine months ended September 30, 2016 are as follows ($ in millions):

Balance as of December 31, 2015	$1,815.2
Provision to reduce gross product sales to net product sales	5,153.0
Payments and other	(4,927.1)
Balance as of September 30, 2016	$2,041.1

The provisions recorded to reduce gross product sales to net product sales, excluding discontinued operations, were as follows ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gross product sales	$5,332.9	$4,918.4	$15,727.7	$12,825.8
Provisions to reduce gross product sales to net product sales	(1,757.3)	(1,503.5)	(5,153.0)	(3,871.3)
Net product sales	$3,575.6	$3,414.9	$10,574.7	$8,954.5
Percentage of provisions to gross sales	33.0%	30.6%	32.8%	30.2%

The Company’s divested generics business also had the following type of SRA’s:

•

Pricing adjustments, included shelf stock adjustments which are credits issued to reflect price decreases in selling prices charged to the Company’s direct customers. Shelf stock adjustments are based upon the amount of product our customers have in their inventory at the time of an agreed-upon price reduction. The provision for shelf stock adjustments was based upon specific terms with the Company’s customers and includes estimates of existing customer inventory levels based upon their historical purchasing patterns.

•

Billback adjustments are credits that are issued to certain customers who purchase directly from us as well as indirectly through a wholesaler. These credits are issued in the event there was a difference between the customer’s direct and indirect contract price. The provision for billbacks was estimated based upon historical purchasing patterns of qualified customers who purchase product directly from us and supplement their purchases indirectly through our wholesale customers.

The Company’s SRA reserves relating to discontinued operations were $15.5 million and $1,738.7 million as of September 30, 2016 and December 31, 2015, respectively.

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

Goodwill is considered impaired if the carrying amount of the net assets exceeds the fair value of the reporting unit. Impairment, if any, would be recorded in operating income and this could result in a material impact to net income / (loss) and earnings / (loss) per share.

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

During 2016, the Company tested its indefinite-lived trade name intangible assets for impairment noting no impairment.

The Company performed its annual IPR&D impairment test during 2016 noting the impairment of an international eye care pipeline project of $35.0 million based on a decrease in projected cash flows due to market conditions as well as an impairment of $20.0 million for a specified indication of a Botox therapeutic product based on a decrease in projected cash flows due to a decline in market demand assumptions.  In addition, during the nine months ended September 30, 2016, the Company impaired IPR&D projects relating to women’s healthcare for $24.0 million and osteoarthritis for approximately $190.0 million based on clinical results and during the three and nine months ended September 30, 2016, the Company impaired a gastroenterology project for $42.0 million based on the lack of future availability of active pharmaceutical ingredients.

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

Litigation and Contingencies

The Company is involved in various legal proceedings in the normal course of its business, including product liability litigation, intellectual property litigation, employment litigation and other litigation. Additionally, the Company, in consultation with its counsel, assesses the need to record a liability for contingencies on a case-by-case basis in accordance with FASB Accounting Standards Codification (“ASC”) Topic 450 “Contingencies” (“ASC 450”). Accruals are recorded when the Company determines that a loss related to a matter is both probable and reasonably estimable. These accruals are adjusted periodically as assessment efforts progress or as additional information becomes available. Acquired contingencies in business combinations are recorded at fair value to the extent determinable, otherwise in accordance with ASC 450. Refer to “NOTE 20 — Commitments and Contingencies” for more information.

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

A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following ($ in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net (loss) / income:
Net (loss) attributable to ordinary shareholders excluding income from discontinued operations, net of tax	$(451.5)	$(946.0)	$(1,108.0)	$(2,318.0)
Income from discontinued operations, net of tax	15,601.9	6,177.6	15,873.2	6,701.7
Net income attributable to ordinary shareholders	$15,150.4	$5,231.6	$14,765.2	$4,383.7

Basic weighted average ordinary shares outstanding	392.7	393.6	394.4	358.9

Basic EPS:
Continuing operations	$(1.15)	$(2.40)	$(2.81)	$(6.46)
Discontinued operations	$39.73	$15.69	$40.25	$18.67
Net income per share	$38.58	$13.29	$37.44	$12.21

Diluted weighted average ordinary shares outstanding	392.7	393.6	394.4	358.9

Diluted EPS:
Continuing operations	$(1.15)	$(2.40)	$(2.81)	$(6.46)
Discontinued operations	$39.73	$15.69	$40.25	$18.67
Net income per share	$38.58	$13.29	$37.44	$12.21

Stock awards to purchase 4.4 million and 4.7 million ordinary shares for the three and nine months ended September 30, 2016, respectively, were outstanding, but not included in the computation of diluted EPS, because the awards were anti-dilutive for continuing operations and as such the treatment for discontinued operations is also anti-dilutive. The weighted average impact of ordinary share equivalents of 17.6 million for the three and nine months ended September 30, 2016, respectively, which are anticipated to result from the mandatory conversion of the Company’s preferred shares were not included in the calculation of diluted EPS as their impact would be anti-dilutive.  As of September 30, 2016, the Company has repurchased 12.8 million shares under the Company’s share repurchase program.  The impact of the share repurchase on basic EPS was 3.2 million weighted average shares and 1.1 million weighted average shares for the three and nine months ended September 30, 2016, respectively. Refer to “NOTE 16 –Shareholder’s Equity” for further discussion on the Company’s Share Repurchase Program.

Stock awards to purchase 5.1 million and 5.2 million ordinary shares during the three and nine months ended September 30, 2015, respectively, were outstanding, but not included in the computation of diluted EPS, because the impact of the awards were anti-dilutive for continuing operations and as such the treatment for discontinued operations is also anti-dilutive. The weighted average impact of ordinary share equivalents of 17.6 million and 13.6 million for the three and nine months ended September 30, 2015, respectively, which are anticipated to result from the mandatory conversion of the Company’s preferred shares were not included in the calculation of diluted EPS as their impact would be anti-dilutive.

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

In March 2016, the FASB issued ASU No. 2016-07: Simplifying the Transition to the Equity Method of Accounting. This guidance eliminates the requirement to retroactively adopt the equity method of accounting when there is an increase in the level of ownership interest or degree of influence. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016.  Management believes that the adoption of this guidance will not have a material impact on our financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on specific cash flow issues including: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and (9) Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is evaluating the impact, if any, the pronouncement will have on our statement of cash flows.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. The amendments require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments eliminate the exception for an intra-entity transfer of an asset other than inventory. Two common examples of assets included in the scope of the amendments are intellectual property and property, plant, and equipment. The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities in the first interim period if an entity issues interim financial statements. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is evaluating the impact the pronouncement will have on our financial positions and results of operations.

NOTE 4 — Acquisitions and Other Agreements

During the nine months ended September 30, 2015, the Company acquired material assets and businesses. The pro forma results of the businesses acquired that materially impacted the reported results of the Company are as follows (unaudited; $ in millions except per share information):

	Nine Months Ended September 30, 2015
	As reported	Allergan Acquisition	Pro Forma
Net Revenue	$9,081.2	$1,523.0	$10,604.2
Net income attributable to ordinary shareholders	$4,383.7	$377.7	$4,761.4
Net (loss) per share
Basic	$12.21		$11.58
Diluted	$12.21		$11.58

2016 Transactions

The following are the significant transactions that were completed in the nine months ended September 30, 2016.  Refer to “NOTE 5 – Discontinued Operations” for material divestitures that were completed / entered into in the nine months ended September 30, 2016.

Acquisitions

ForSight VISION 5

On September 23, 2016, the Company acquired ForSight VISION 5 (“ForSight’), a privately held, clinical-stage biotechnology company focused on eye care, in an all cash transaction of approximately $95.0 million. Under the terms of the agreement, the Company acquired ForSight for an acquisition accounting purchase price of $74.5 million plus the payment of outstanding indebtedness of $14.8 million and other miscellaneous charges. ForSight shareholders are eligible to receive contingent consideration of up to $125.0 million, which has an initial estimated fair value of $79.8 million, relating to commercialization milestones (the “ForSight Acquisition”). The Company acquired ForSight for its lead development program, a peri-ocular ring designed for extended drug delivery and reducing elevated intraocular pressure (“IOP”) in glaucoma patients.

Assets Acquired and Liabilities Assumed at Fair Value

The ForSight Acquisition has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date.

The following table summarizes the final fair values of the assets acquired and liabilities assumed at the acquisition date ($ in millions):

Amount
Cash and cash equivalents	$1.0
IPR&D intangible asset	158.0
Goodwill	54.2
Current liabilities	(15.8)
Contingent consideration	(79.8)
Deferred tax liabilities, net	(43.1)
Net assets acquired	$74.5

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

The estimated fair value of the IPR&D intangible assets was determined using the “income approach,” which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of those asset valuations include the estimated net cash flows for each year for each asset or product (including net revenues, cost of sales, R&D costs, selling and marketing costs and working capital/asset contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the potential regulatory and commercial success risks, competitive trends impacting the asset and each cash flow stream as well as other factors (the “IPR&D and Intangible Asset Valuation Technique”).

The fair value of the IPR&D intangible assets was determined using the IPR&D and Intangible Asset Valuation Technique. The discount rate used to arrive at the present value for IPR&D intangible assets was 13.0% to reflect the internal rate of return and incremental commercial uncertainty in the cash flow projections. The discount rate of the acquisition was driven by the early stage of the product and the therapeutic indication. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results.

Goodwill

Among the reasons the Company acquired ForSight and the factors that contributed to the preliminary recognition of goodwill was the expansion of the Company’s pipeline of eye care products.  Goodwill from the ForSight Acquisition of $54.2 million was assigned to the US Specialized Therapeutics segment and is non-deductible for tax purposes.

Contingent Consideration

As part of the acquisition, the Company is required to pay the former shareholders of ForSight up to $125.0 million based on the timing of the first commercial sale, if any.  The Company estimated the fair value of the contingent consideration to be $79.8 million using a probability weighted average approach that considered the possible outcomes of scenarios related to the specified product.

Long-Term Deferred Tax Liabilities and Other Tax Liabilities

Long-term deferred tax liabilities and other tax liabilities result from identifiable intangible assets’ fair value adjustments. These adjustments create excess book basis over the tax basis which is multiplied by the statutory tax rate for the jurisdiction in which the deferred taxes exist.

Licenses and Other Transactions Accounted for as Asset Acquisitions

RetroSense Therapeutics, LLC

On September 6, 2016, the Company acquired certain assets of RetroSense Therapeutics LLC (“RetroSense”), a private, clinical-stage biotechnology company focused on novel gene therapy approaches to restore vision in patients suffering from blindness. Under the terms of the transaction, RetroSense received approximately $60.0 million upfront, and is eligible to receive up to $495.0 million in contingent regulatory and commercialization milestone payments related to its lead development program, RST-001, a novel gene therapy for the treatment of Retinitis Pigmentosa (the “RetroSense Transaction”).  The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the transaction did not qualify as a business.  The total upfront net payment of $59.7 million was expensed as a component of R&D expense and the future milestones will be recorded if the corresponding events become probable.

Akarna Therapeutics, Ltd

On August 26, 2016, the Company acquired Akarna Therapeutics, Ltd (“Akarna”), a biopharmaceutical company developing novel small molecule therapeutics that target inflammatory and fibrotic diseases. Under the terms of the transaction, Akarna shareholders received approximately $50.0 million upfront and are eligible to receive contingent development and commercialization milestones of up to $1,015.0 million (the “Akarna Transaction”). The Company concluded based on the stage of development of the assets as well as a lack of certain other inputs and processes that the transaction did not qualify as a business.  The total upfront net payment of $48.2 million was expensed as a component of R&D expense and the future milestones will be recorded if the corresponding events become probable.

Topokine Therapeutics

On April 21, 2016, the Company acquired Topokine Therapeutics (“Topokine”), a privately held, clinical-stage biotechnology company focused on development stage topical medicines for fat reduction. Under the terms of the agreement, Topokine shareholders received an upfront payment of approximately $85.0 million and are eligible to receive contingent development and commercilization milestones of up to $260.0 million for XAF5, a first-in-class topical agent in development for the treatment of steatoblepharon, also known as undereye bags (the “Topokine Transaction”).  The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the transaction did not qualify as a business.  The total upfront net payment of approximately $85.0 million was expensed as a component of R&D expense and the future milestones will be recorded if the corresponding events become probable.

Heptares Therapeutics

On April 6, 2016, the Company entered into an agreement with Heptares Therapeutics (“Heptares”), under which the Company licensed exclusive global rights to a portfolio of novel subtype-selective muscarinic receptor agonists in development for the treatment of major neurological disorders, including Alzheimer's disease. Under the terms of the agreement, Heptares received an upfront payment of $125.0 million and is eligible to receive contingent milestone payments of up to approximately $665.0 million contingent upon the successful Phase 1, 2 and 3 clinical development and launch of the first three licensed compounds for multiple indications and up to approximately $2.575 billion associated with achieving certain annual sales thresholds during the several years following launch (the “Heptares Transaction”). In addition, Heptares is eligible to receive contingent tiered royalties on net sales of all products resulting from the partnership. The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the transaction did not qualify as a business. The total upfront payment of approximately $125.0 million was expensed as a component of R&D expense and the future milestones will be recorded when the event becomes probable.

Anterios, Inc.

On January 6, 2016, the Company acquired Anterios, Inc. (“Anterios”), a clinical stage biopharmaceutical company developing a next generation delivery system and botulinum toxin-based prescription products. Under the terms of the agreement, Anterios shareholders received an upfront net payment of approximately $90.0 million and are eligible to receive contingent development and commercialization milestone payments up to $387.5 million related to an investigational topical formulation of botulinum toxin type A in development for the potential treatment of hyperhidrosis, acne, and crow’s feet lines and the related NDS™, Anterios' proprietary platform delivery technology that enables local, targeted delivery of neurotoxins through the skin without the need for injections (“the Anterios Transaction”). The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the transaction did not qualify as a business.  The total upfront net payment of approximately $90.0 million was expensed as a component of R&D expense and the future milestones will be recorded if the corresponding events become probable.

2015 Transactions

The following are the significant transactions that were completed in the year ended December 31, 2015.

Acquisitions

AqueSys, Inc.

On October 16, 2015, the Company acquired AqueSys, Inc. (“AqueSys”), a private, clinical-stage medical device company focused on developing ocular implants that reduce IOP associated with glaucoma, in an all-cash transaction. Under the terms of the agreement, the Company acquired AqueSys for an acquisition accounting purchase price of $298.9 million, including $193.5 million for the estimated fair value of contingent consideration relating to the regulatory approval and commercialization milestone payments.  The Company acquired AqueSys for its development program, including XEN45, a soft shunt that is implanted in the sub conjunctival space in the eye through a minimally invasive procedure with a single use, pre-loaded proprietary injector (the “AqueSys Acquisition”).

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

Kythera Biopharmaceuticals

On October 1, 2015, the Company acquired Kythera Biopharmaceuticals (“Kythera”) for $75.00 per share, or an acquisition accounting purchase price of $2,089.5 million (the “Kythera Acquisition”). Kythera was focused on the discovery, development and commercialization of novel prescription aesthetic products. Kythera’s lead product, Kybella® injection, is the first and only Food and Drug Administration (“FDA”) approved, non-surgical treatment for moderate to severe submental fullness, commonly referred to as double chin.

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

Allergan, Inc.

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

Inventories

The fair value of inventories acquired included an acquisition accounting fair market value step-up of $923.9 million. In the nine months ended September 30, 2016, the Company recognized $21.6 million as a component of cost of sales as the inventory acquired was sold to the Company’s customers.

In the three and nine months ended September 30, 2015, the Company recognized $274.5 million and $778.9 million, respectively, as a component of cost of sales as the inventory acquired was sold to the Company’s customers.

Acquisition-Related Expenses

As a result of the Allergan Acquisition, the Company incurred the following transaction and integration costs in the three months ended September 30, 2016 and 2015, respectively ($ in millions):

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Cost of sales
Stock-based compensation acquired for Legacy Allergan employees	$2.2	$4.7
Acquisition, integration and restructuring related charges	6.6	0.3
Research and development
Stock-based compensation acquired for Legacy Allergan employees	9.3	16.6
Acquisition, integration and restructuring related charges	6.8	17.5
Selling and marketing
Stock-based compensation acquired for Legacy Allergan employees	15.8	23.6
Acquisition, integration and restructuring related charges	(1.2)	5.4
General and administrative
Stock-based compensation acquired for Legacy Allergan employees	9.9	16.8
Acquisition, integration and restructuring related charges	50.4	65.7
Total transaction and integration costs	$99.8	$150.6

As a result of the Allergan Acquisition, the Company incurred the following transaction and integration costs in the nine months ended September 30, 2016 and 2015, respectively ($ in millions):

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Cost of sales
Stock-based compensation acquired for Legacy Allergan employees	$7.4	$18.9
Acquisition, integration and restructuring related charges	12.4	12.4
Research and development
Stock-based compensation acquired for Legacy Allergan employees	32.6	108.2
Acquisition, integration and restructuring related charges	10.6	83.7
Selling and marketing
Stock-based compensation acquired for Legacy Allergan employees	53.0	86.5
Acquisition, integration and restructuring related charges	11.7	65.9
General and administrative
Stock-based compensation acquired for Legacy Allergan employees	28.2	243.0
Acquisition-related expenditures	-	65.5
Acquisition, integration and restructuring related charges	144.0	231.4
Other (expense) income
Bridge loan facilities expense	-	(264.9)
Interest rate lock	-	30.9
Total transaction and integration costs	$299.9	$1,149.5

Licenses and Other Transactions Accounted for as Asset Acquisitions

Naurex, Inc.

On August 28, 2015, the Company acquired certain products in early stage development of Naurex, Inc. (“Naurex”) in an all-cash transaction of $571.7 million (the “Naurex Transaction”) plus future contingent payments of up to $1,150.0 million, which was accounted for as an asset acquisition. The Company recognized the upfront consideration of $571.7 million as a component of R&D expenses in the three and nine months ended September 30, 2015.  The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing as well as certain other inputs and processes that the transaction did not qualify as a business.  The Naurex Transaction expands our pipeline with Naurex’s two leading product candidates GLYX-13 and NRX-1074, two compounds that utilize NMDA modulation as a potential new approach to the treatment of Major Depressive Disorder (“MDD”), a disease that can lead to suicidality among the most severe patients.

Migraine License

On August 17, 2015, the Company entered into an agreement with Merck & Co. (“Merck”) under which the Company acquired the exclusive worldwide rights to Merck’s early development stage investigational small molecule oral calcitonin gene-related peptide receptor antagonists, which are being developed for the treatment and prevention of migraines (the “Merck Transaction”). The Merck Transaction was accounted for as an asset acquisition. The Company acquired these rights for an upfront charge of $250.0 million that was recorded as a component of R&D expense in the three and nine months ended September 30, 2015.  The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing as well as certain other inputs and processes that the transaction did not qualify as a business.  The Company paid $125.0 million of the initial charge in the year ended December 31, 2015 and the remaining $125.0 million was paid in April 2016.  In the quarter ended September 30, 2016, the Company incurred $100.0 million of milestones under the agreement, which were included as a component of R&D expense.  Additionally, Merck is owed additional contingent payments based on commercial and development milestones of up to $865.0 million as well as royalties.

Divestitures

Respiratory Business

As part of the Forest Acquisition (defined below), we acquired certain assets that comprised Legacy Forest’s branded respiratory business in the U.S. and Canada (the “Respiratory Business”). During the year ended December 31, 2014, we held for sale respiratory assets of $734.0 million, including allocated goodwill to this unit of $309.1 million. On March 2, 2015, the Company sold the Respiratory Business to AstraZeneca plc (“AstraZeneca”) for consideration of $600.0 million upon closing, additional funds to be received for the sale of certain of our inventory to AstraZeneca and low single-digit royalties above a certain revenue threshold. AstraZeneca also paid Allergan an additional $100.0 million and Allergan has agreed to a number of contractual consents and approvals, including certain amendments to the ongoing collaboration agreements between AstraZeneca and Allergan (the “Respiratory Sale”).  As a result of the final terms of the agreement, in the nine months ended September 30, 2015, the Company recognized an incremental charge in cost of sales (including the acquisition accounting fair value mark-up of inventory) relating to inventory that will not be sold to AstraZeneca of $35.3 million. The Company recognized a loss in other (expense) income, net of the sale of the business for $5.3 million in the nine months ended September 30, 2015.

2014 Transactions

The following are the significant transactions that were completed in the year ended December 31, 2014.

Durata Therapeutics, Inc.

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

Forest Laboratories, Inc.

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

Inventories

The fair value of inventories acquired included an acquisition accounting fair market value step-up of $1,036.3 million. In the nine months ended September 30, 2016, the Company recognized $20.1 million as a component of cost of sales as the inventory acquired on July 1, 2014 was sold to the Company’s customers.

In the three and nine months ended September 30, 2015, the Company recognized $15.4 million and $202.0 million, respectively, as a component of cost of sales as the inventory acquired on July 1, 2014 was sold to the Company’s customers in addition to a write-off associated with the Respiratory Sale. A portion of these amounts are included in discontinued operations in the nine months ended September 30, 2015.

As a result of the Forest Acquisition, the Company incurred the following transaction and integration costs in the three months ended September 30, 2016 and 2015, respectively  ($ in millions):

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Cost of sales
Stock-based compensation acquired for Forest employees	$0.2	$0.9
Research and development
Stock-based compensation acquired for Forest employees	2.0	5.5
Acquisition, integration and restructuring related charges	0.2	0.4
Selling and marketing
Stock-based compensation acquired for Forest employees	6.9	9.4
Acquisition, integration and restructuring related charges	-	0.4
General and administrative
Stock-based compensation acquired for Forest employees	5.9	10.7
Acquisition, integration and restructuring related charges	0.5	19.6
Total transaction and integration costs	$15.7	$46.9

As a result of the Forest Acquisition, the Company incurred the following transaction and integration costs in the three and nine months ended September 30, 2016 and 2015, respectively ($ in millions):

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Cost of sales
Stock-based compensation acquired for Forest employees	$1.4	$3.6
Acquisition, integration and restructuring related charges	-	1.1
Research and development
Stock-based compensation acquired for Forest employees	10.9	30.0
Acquisition, integration and restructuring related charges	0.5	9.2
Selling and marketing
Stock-based compensation acquired for Forest employees	21.7	37.8
Acquisition, integration and restructuring related charges	-	17.3
General and administrative
Stock-based compensation acquired for Forest employees	24.6	43.0
Acquisition, integration and restructuring related charges	1.7	66.8
Total transaction and integration costs	$60.8	$208.8

NOTE 5 — Discontinued Operations

Global Generics Business

On July 27, 2015, the Company announced that it entered into the Teva Transaction, which closed on August 2, 2016.  Under the Teva Agreement, Teva acquired Allergan's global generics business, including the U.S. and international generic commercial units, our third-party supplier Medis, our global generic manufacturing operations, our global generic R&D unit, our international OTC commercial unit (excluding OTC eye care products) and some established international brands.   Allergan retained its global branded pharmaceutical and medical aesthetics businesses, as well as its biosimilars development programs, and certain OTC products. The Company will also have continuing involvement with Teva after the close of the transaction.  As a result of the Teva Transaction, the Company holds equity in Teva and purchases product manufactured by Teva for sale in our US General Medicine segment as part of ongoing transitional service and contract manufacturing agreements.

The Company notes the following reconciliation of the proceeds received in the Teva Transaction to the gain recognized in income from discontinued operations ($ in millions):

Net cash proceeds received	$33,304.5
August 2, 2016 fair value of Teva shares	5,038.6
Total Proceeds	$38,343.1
Net assets sold to Teva, excluding cash	(12,076.7)
Other comprehensive income disposed	(1,544.8)
Deferral of proceeds relating to additional elements of agreements with Teva	(518.9)
Pre-tax gain on sale of generics business	$24,202.7
Income taxes	(8,321.2)
Net gain on sale of generics business	$15,881.5

In October 2016, pursuant to the Teva Agreement, Teva provided its proposed estimated adjustment to the closing date working capital balance to the Company.  The final amount of any agreed contractual adjustment could vary materially from the adjustment calculated by the Company at the time of the closing of the Teva Transaction and any agreed adjustment to the Company’s proceeds from the Teva Transaction could have a material adverse effect on the Company’s results of operations and cash flows.  The Company expects the amount of the adjustment will be determined in accordance with and subject to the terms of the Teva Agreement.

The Teva Shares are recorded within “Marketable securities” on the Company’s Consolidated Balance Sheet.  During the three and nine months ended September 30, 2016, the Company recorded a $664.2 million unrealized loss on the Teva Shares due to movements in the share price, which was recorded as a component of “Other comprehensive income.”

On October 3, 2016, the Company completed the divestiture of the Anda Distribution business for an additional $500.0 million. Teva acquired our Anda Distribution business, which distributes generic, brand, specialty and OTC pharmaceutical products from more than 300 manufacturers to retail independent and chain pharmacies, nursing homes, mail order pharmacies, hospitals, clinics and physician offices across the United States.

Financial results of the global generics business through August 2, 2016 and the Anda Distribution business are presented as “Income from discontinued operations” on the Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015; and assets and liabilities of the businesses are presented as “Current assets held for sale”, “Non current assets held for sale”, “Current liabilities held for sale” and “Long term liabilities held for sale” on the Consolidated Balance Sheet as applicable.

The following table presents key financial results of the businesses included in "Income from discontinued operations" for the three and nine months ended September 30, 2016 and 2015 ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues	$756.5	$1,984.8	$4,504.3	$6,362.3
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	531.0	1,243.3	2,798.3	3,647.1
Research and development	37.3	98.9	269.6	317.4
Selling and marketing	69.1	159.3	352.6	542.2
General and administrative	90.3	204.0	399.4	528.3
Amortization	-	36.1	4.8	333.9
Asset sales and impairments, net	-	3.2	-	54.1
Total operating expenses	727.7	1,744.8	3,824.7	5,423.0
Operating income	28.8	240.0	679.6	939.3
Other (expense) income, net	15,881.5	(0.3)	15,881.1	(8.4)
Provision / (benefit) for income taxes	308.4	(5,937.9)	687.5	(5,770.8)
Net income from discontinued operations	$15,601.9	$6,177.6	$15,873.2	$6,701.7

“Other (expense) income, net” included the gain on sale of the generics business to Teva.

For the nine months ended September 30, 2015, the Company recorded a deferred tax benefit of $5,985.4 million related to investments in certain subsidiaries. The recognition of this benefit has been reflected in “Income from discontinued operations, net of tax” with the deferred tax asset reflected in non-current “Deferred tax liabilities” on the December 31, 2015 balance sheet as adjusted for activity in the fourth quarter of 2015.  For the nine months ended September 30, 2016, the Company recorded a deferred tax expense of $474.7 million to adjust its deferred tax asset related to investments in certain subsidiaries. The recognition of this expense has been reflected in “Income from discontinued operations, net of tax.” Upon the closing of the Teva Transaction, the Company recorded the reversal of the corresponding deferred tax asset of $5,273.9 million against the current income taxes payable in continuing operations.

The following table presents the aggregate carrying amounts of the major classes of assets and liabilities related to the businesses ($ in millions):

	September 30, 2016	December 31, 2015
Assets:
Accounts receivable, net	$164.3	$2,365.9
Inventories	270.8	1,390.7
Prepaid expenses and other current assets	16.3	329.7
Property, plant and equipment, net	23.6	1,398.2
Investments and other assets	6.6	42.2
Non-current deferred tax assets	-	162.1
Product rights and other intangibles	90.7	3,014.8
Goodwill	86.3	6,096.0
Total assets	$658.6	$14,799.6

Liabilities:
Accounts payable and accrued expenses	$223.7	$1,656.7
Income taxes payable	-	34.4
Debt and capital leases	-	5.8
Other long-term liabilities	3.9	92.0
Other taxes payable	-	69.0
Long-term deferred tax liabilities	19.9	370.7
Total liabilities	$247.5	$2,228.6

Depreciation and amortization was ceased upon the determination that the held for sale criteria were met, which was the announcement date of the Teva Transaction and June 30, 2016 for the Anda Distribution business. The depreciation, amortization and significant operating and investing non-cash items of the discontinued operations were as follows ($ in millions):

	Nine Months Ended September 30,
	2016	2015
Depreciation from discontinued operations	$2.1	$86.4
Amortization from discontinued operations	4.8	333.9
Capital expenditures	85.3	182.6
Deferred income taxes expense / (benefit)	5,893.4	(6,301.6)

NOTE 6 – Other Income/(Expense)

On November 23, 2015, the Company announced that it entered into a definitive merger agreement (the “Pfizer Agreement”) under which Pfizer Inc. (“Pfizer”), a global innovative biopharmaceutical company, and Allergan plc would merge in a stock and cash transaction.  On April 6, 2016, the Company announced that its merger agreement with Pfizer was terminated by mutual agreement. In connection with the termination of the merger agreement, Pfizer has paid Allergan plc $150.0 million for expenses associated with the transaction which is included as a component of other income (expense) in the nine months ended September 30, 2016.  In addition, as part of the then pending Pfizer Agreement, the Company incurred transaction related expenses of $18.0 million and $92.9 million in the three and nine months ended September 30, 2016, respectively.

As a result of the Teva Transaction, the Company acquired 100.3 million Teva ordinary shares.  During the three and nine months ended September 30, 2016, the Company received dividend income of $34.1 million.

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

The Company granted/grants awards with the following features:

•	Time-based vesting restricted stock and restricted stock units awards;
•	Performance-based restricted stock unit awards measured to the EBITDA, as defined, of the Company or other performance-based targets defined by the Company;
•	Performance-based restricted stock unit awards based on pre-established total shareholder returns metrics;
•	Non-qualified options to purchase outstanding shares; and
•	Cash-settled awards recorded as a liability. These cash settled awards are based on pre-established total shareholder returns metrics.

Option award plans require options to be granted at the fair value of the shares underlying the options at the date of the grant and generally become exercisable over periods ranging from three to five years. Each option granted expires ten years from the date of the grant. Restricted stock awards are grants that entitle the holder to ordinary shares, subject to certain terms. Restricted stock unit awards are grants that entitle the holder the right to receive an ordinary share, subject to certain terms. Restricted stock and restricted stock unit awards (both time-based vesting and performance-based vesting) generally have restrictions lapsed over a one to four year vesting period. Restrictions generally lapse for non-employee directors after one year. Certain restricted stock units are performance-based awards issued at a target number with the actual number of ordinary shares issued ranging based on achievement of the performance criteria. The Company’s equity awards include the acquired awards from the Allergan and Kythera acquisitions (“2015 Acquired Awards”).

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

	2016 Grants	2015 Grants	2015 Acquired Awards
Dividend yield	0%	0%	0%
Expected volatility	27.0%	26.0-29.0%	26.0-27.0%
Risk-free interest rate	1.3%-1.6%	1.9-2.1%	0.1-2.1%
Expected term (years)	7.0	7.0 - 7.5	up to 6.9

Share-Based Compensation Expense

Share-based compensation expense recognized in the Company’s results of operations for the three months ended September 30, 2016 and 2015 were as follows ($ in millions):

	Three Months Ended September 30,
	2016	2015
Equity based compensation awards	$81.1	$109.8
Cash-settled equity awards in connection with the ForSight Acquisition	3.1	-
Non equity-settled awards other	7.4	20.4
Total stock-based compensation expense	$91.6	$130.2

Included in the table above is stock-based compensation relating to discontinued operations of $3.2 million and $7.9 million for the three months ended September 30, 2016 and 2015, respectively.

Share-based compensation expense recognized in the Company’s results of operations for the nine months ended September 30, 2016 and 2015 were as follows ($ in millions):

	Nine Months Ended September 30,
	2016	2015
Equity-based compensation awards	$269.9	$510.5
Cash-settled equity awards in connection with the ForSight Acquisition	3.1	-
Cash-settled equity awards in connection with the Allergan Acquisition	-	127.1
Non equity-settled awards other	14.0	20.4
Total stock-based compensation expense	$287.0	$658.0

Included in the table above is stock-based compensation relating to discontinued operations of $16.0 million and $27.4 million for the nine months ended September 30, 2016 and 2015, respectively.

Included in the equity-based compensation awards for the three and nine months ended September 30, 2016 and 2015 is the impact of accelerations and step-ups relating to the acquisition accounting treatment of outstanding awards acquired in the Allergan and Forest acquisitions as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Allergan Acquisition	$26.8	$44.6	$86.8	$269.8
Forest Acquisition	10.3	18.2	37.5	89.1
Total	$37.1	$62.8	$124.3	$358.9

Unrecognized future stock-based compensation expense was $554.3 million as of September 30, 2016, including $178.2 million from the Allergan Acquisition and $44.4 million from the Forest Acquisition. This amount will be recognized as an expense over a remaining weighted average period of 1.4 years. Stock-based compensation is being amortized and charged to operations over the same period as the restrictions are eliminated for the participants, which is generally on a straight-line basis.

Share Activity

The following is a summary of equity award activity for unvested restricted stock and stock units in the period from December 31, 2015 through September 30, 2016:

(in millions, except per share data)	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Grant Date Fair Value
Restricted shares / units outstanding at December 31, 2015	2.0	$209.90	1.7	$419.8
Granted	0.6	281.26		168.8
Vested	(0.7)	(168.55)		(118.0)
Forfeited	(0.3)	(228.53)		(70.1)
Restricted shares / units outstanding at September 30, 2016	1.6	$254.37	1.7	$400.5

The following is a summary of equity award activity for non-qualified options to purchase ordinary shares in the period from December 31, 2015 through September 30, 2016:

(in millions, except per share data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2015	10.5	$149.11	6.7	$1,707.8
Granted	0.2	280.72
Exercised	(1.2)	(113.07)
Cancelled	(0.2)	(153.42)
Outstanding, September 30, 2016	9.3	$112.17	6.0	$1,098.8
Vested and expected to vest at September 30, 2016	8.8	$112.89	6.0	$1,036.1

NOTE 8 — Reportable Segments

During 2016, Allergan announced a realignment of its businesses to streamline operations. Prior to the realignment, the Company operated and managed its business as four distinct operating segments: US Brands, US Medical Aesthetics, International and Anda Distribution. Under the new organizational structure being reported, and the decision to sell our Anda Distribution business, the Company organized its businesses into the following segments: US Specialized Therapeutics, US General Medicine and International. In addition, certain revenues and shared costs, and the results of corporate initiatives, are managed outside of the three segments.  Prior period results have been recast to align to the current segment presentation.

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

The Company evaluates segment performance based on segment contribution. Segment contribution for our segments represents net revenues less cost of sales (defined below), selling and marketing expenses, and select general and administrative expenses. Included in segment revenues are products’ sales that are sold through the Anda Distribution business once the Anda Distribution business has sold the product to a third party customer. These sales are included in segment results and are reclassified into revenues from discontinued operations through a reduction of Corporate revenues which eliminates the sales made by our Anda Distribution business from results of continuing operations.  Cost of sales for these products in discontinued operations is equal to our average third party cost of sales for third party branded products distributed by Anda Distribution. The Company does not evaluate the following items at the segment level:

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
•

Other select revenues and operating expenses including R&D expenses, amortization, IPR&D impairments and asset sales and impairments, net, as not all such information has been accounted for at the segment level, or such information has not been used by all segments.

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

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the three months ended September 30, 2016 and 2015 ($ in millions):

	Three Months Ended September 30, 2016
	US Specialized	US General
	Therapeutics	Medicine	International	Total
Net revenues	$1,453.2	$1,488.1	$697.8	$3,639.1

Operating expenses:
Cost of sales(1)	69.2	215.1	95.1	379.4
Selling and marketing	292.4	292.8	188.2	773.4
General and administrative	41.2	42.3	28.0	111.5
Segment Contribution	$1,050.4	$937.9	$386.5	$2,374.8
Contribution margin	72.3%	63.0%	55.4%	65.3%
Corporate				372.0
Research and development				622.8
Amortization				1,609.1
In-process research and development impairments				42.0
Asset sales and impairments, net				(4.7)
Operating (loss)				$(266.4)
Operating margin				(7.3)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.

	Three Months Ended September 30, 2015
	US Specialized	US General
	Therapeutics	Medicine	International	Total
Net revenues	$1,296.6	$1,552.0	$660.6	$3,509.2

Operating expenses:
Cost of sales(1)	71.6	227.5	108.3	407.4
Selling and marketing	236.2	262.8	155.8	654.8
General and administrative	17.2	17.5	33.3	68.0
Segment Contribution	$971.6	$1,044.2	$363.2	$2,379.0
Contribution margin	74.9%	67.3%	55.0%	67.8%
Corporate				642.5
Research and development				1,260.5
Amortization				1,557.8
In-process research and development impairments				300.0
Asset sales and impairments, net				(4.4)
Operating (loss)				$(1,377.4)
Operating margin				(39.3)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.

The following is a reconciliation of net revenues for the operating segments to the Company’s net revenues for the three months ended September 30, 2016 and 2015 ($ in millions):

	Three Months Ended September 30,
	2016	2015
Segment net revenues	$3,639.1	$3,509.2
Corporate revenues	(16.9)	(39.7)
Net revenues	$3,622.2	$3,469.5

No country outside of the United States represents ten percent or more of net revenues. The US Specialized Therapeutics and US General Medicine segments are comprised solely of sales within the United States.

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the nine months ended September 30, 2016 and 2015 ($ in millions):

	Nine Months Ended September 30, 2016
	US Specialized	US General
	Therapeutics	Medicine	International	Total
Net revenues	$4,240.8	$4,390.9	$2,128.1	$10,759.8

Operating expenses:
Cost of sales(1)	215.0	649.6	309.3	1,173.9
Selling and marketing	844.8	902.8	582.7	2,330.3
General and administrative	126.4	128.2	86.5	341.1
Segment Contribution	$3,054.6	$2,710.3	$1,149.6	$6,914.5
Contribution margin	72.0%	61.7%	54.0%	64.3%
Corporate				1,052.8
Research and development				1,662.4
Amortization				4,831.9
In-process research and development impairments				316.9
Asset sales and impairments, net				(24.0)
Operating (loss)				(925.5)
Operating margin				(8.6)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.

	Nine Months Ended September 30, 2015
	US Specialized	US General
	Therapeutics	Medicine	International	Total
Net revenues	$2,889.6	$4,803.7	$1,496.4	$9,189.7

Operating expenses:
Cost of sales(1)	160.2	674.0	243.8	1,078.0
Selling and marketing	525.0	917.1	394.2	1,836.3
General and administrative	46.1	88.8	75.7	210.6
Segment Contribution	$2,158.3	$3,123.8	$782.7	$6,064.8
Contribution margin	74.7%	65.0%	52.3%	66.0%
Corporate				2,338.8
Research and Development				1,927.9
Amortization				3,858.9
In-process research and development impairments				497.6
Asset sales and impairments, net				3.1
Operating (loss)				(2,561.5)
Operating margin				(27.9)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.

The following is a reconciliation of net revenues for the operating segments to the Company’s net revenues for the nine months ended September 30, 2016 and 2015 ($ in millions):

	Nine Months Ended September 30,
	2016	2015
Segment net revenues	$10,759.8	$9,189.7
Corporate revenues	(53.5)	(108.5)
Net revenues	$10,706.3	$9,081.2

No country outside of the United States represents ten percent or more of net revenues. The US Specialized Therapeutics and US General Medicine segments are comprised solely of sales within the United States.

The following tables present global net revenues for the top products of the Company for the three and nine months ended September 30, 2016 and 2015 ($ in millions):

	Three Months Ended September 30,
	Global		U.S.		International
	2016	2015	2016	2015	2016	2015
Botox®	$689.7	$604.4	$496.3	$435.6	$193.4	$168.8
Restasis®	371.8	328.3	356.4	312.8	15.4	15.5
Fillers	201.8	167.6	105.0	89.7	96.8	77.9
Linzess®/Constella®	168.7	118.6	164.4	117.5	4.3	1.1
Lumigan®/Ganfort®	164.9	157.9	78.3	71.7	86.6	86.2
Bystolic®	164.4	155.7	163.9	155.3	0.5	0.4
Namenda XR®	146.9	214.5	146.9	214.5	-	-
Alphagan®/Combigan®	134.7	120.8	93.4	81.4	41.3	39.4
Lo Loestrin®	105.7	90.8	105.7	89.8	-	1.0
Estrace® Cream	98.6	87.4	98.6	87.4	-	-
Viibryd®/Fetzima®	87.6	84.5	87.6	84.5	-	-
Breast Implants	86.7	85.5	51.1	50.9	35.6	34.6
Asacol®/Delzicol®	86.4	157.2	72.2	141.9	14.2	15.3
Minastrin® 24	84.9	74.4	84.9	74.4	-	-
Aczone®	69.0	48.0	69.0	48.0	-	-
Ozurdex®	64.3	51.6	20.9	17.6	43.4	34.0
Carafate®/Sulcrate®	57.0	52.9	56.4	52.9	0.6	-
Namenda® IR	2.9	54.9	2.9	54.9	-	-
Other Products Revenues **	859.9	857.9	694.2	671.5	165.7	186.4
Less product sold through Anda Distribution business	(23.7)	(43.4)	(23.7)	(43.4)	-	-
Total Net Revenues **	$3,622.2	$3,469.5	$2,924.4	$2,808.9	$697.8	$660.6

** Includes an adjustment of $31.7 million recorded in the three months ended September 30, 2015 related to International other product revenues for the six months ended June 30, 2015 that were reported in discontinued operations instead of continuing operations during the six months ended June 30, 2015.  The impact of this out-of-period adjustment is not material to the six months ended June 30, 2015 or the three months ended September 30, 2015, and had no impact on the nine months ended September 30, 2015.

	Nine Months Ended September 30,
	Global		U.S.		International
	2016	2015	2016	2015	2016	2015
Botox®	$2,046.9	$1,319.8	$1,454.0	$926.4	$592.9	$393.4
Restasis®	1,076.1	683.2	1,026.4	651.4	49.7	31.8
Fillers	629.5	388.2	325.3	206.7	304.2	181.5
Lumigan®/Ganfort®	509.6	355.6	240.4	165.9	269.2	189.7
Namenda XR®	486.5	569.8	486.5	569.8	-	-
Bystolic®	479.1	476.9	477.8	476.1	1.3	0.8
Linzess®/Constella®	464.7	328.0	452.0	325.1	12.7	2.9
Alphagan®/Combigan®	401.6	272.3	274.3	184.9	127.3	87.4
Asacol®/Delzicol®	338.4	455.6	297.9	407.8	40.5	47.8
Lo Loestrin®	296.0	253.3	296.0	251.7	-	1.6
Estrace® Cream	276.4	229.4	276.4	229.4	-	-
Breast Implants	261.7	198.4	149.2	112.8	112.5	85.6
Viibryd®/Fetzima®	252.7	244.8	252.6	244.8	0.1	-
Minastrin® 24	248.9	195.9	247.5	195.3	1.4	0.6
Ozurdex®	192.0	109.6	61.8	36.9	130.2	72.7
Carafate®/Sulcrate®	169.4	153.4	167.7	153.4	1.7	-
Aczone®	156.1	114.3	156.1	114.3	-	-
Namenda® IR	12.8	532.9	12.8	532.9	-	-
Other Products Revenues	2,487.9	2,313.6	2,003.5	1,913.0	484.4	400.6
Less product sold through Anda Distribution business	(80.0)	(113.8)	(80.0)	(113.8)	-	-
Total Net Revenues	$10,706.3	$9,081.2	$8,578.2	$7,584.8	$2,128.1	$1,496.4

Unless included above, no product represents ten percent or more of total net revenues.

The following table presents top product sales and net revenues for the US Specialized Therapeutics segment for the three and nine months ended September 30, 2016 and 2015 ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total Eye Care	$608.5	$539.9	$1,777.6	$1,213.2
Restasis®	356.4	312.8	1,026.4	651.4
Alphagan®/Combigan®	93.4	81.4	274.3	184.9
Lumigan®/Ganfort®	78.3	71.7	240.4	165.9
Ozurdex®	20.9	17.6	61.8	36.9
Eye Drops	50.2	45.3	140.1	131.8
Other Eye Care	9.3	11.1	34.6	42.3
Total Medical Aesthetics	388.9	340.1	1,182.6	761.4
Facial Aesthetics	293.7	249.0	893.3	547.9
Botox® Cosmetics	174.5	159.3	529.8	341.2
Fillers	105.0	89.7	325.3	206.7
Kybella®	14.2	-	38.2	-
Plastic Surgery	52.2	54.3	153.1	122.5
Breast Implants	51.1	50.9	149.2	112.8
Other Plastic Surgery	1.1	3.4	3.9	9.7
Skin Care	43.0	36.8	136.2	91.0
SkinMedica®	25.8	23.0	81.5	51.6
Latisse®	17.2	13.8	54.7	39.4
Total Medical Dermatology	116.1	107.8	282.2	249.4
Aczone®	69.0	48.0	156.1	114.3
Tazorac®	27.5	27.6	68.0	65.7
Botox® Hyperhidrosis	16.3	15.0	48.9	35.5
Other Medical Dermatology	3.3	17.2	9.2	33.9
Total Neuroscience and Urology	330.7	291.4	963.8	637.2
Botox® Therapeutics	305.5	261.3	875.3	549.7
Rapaflo®	25.2	30.1	87.6	87.5
Other Neuroscience and Urology	-	-	0.9	-
Other Revenues	9.0	17.4	34.6	28.4
Net revenues	$1,453.2	$1,296.6	$4,240.8	$2,889.6

The following table presents top product sales and revenues for the US General Medicine segment for the three and nine months ended September 30, 2016 and 2015 ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total Central Nervous System (CNS)	$325.5	$406.7	$964.6	$1,485.1
Namenda XR®	146.9	214.5	486.5	569.8
Viibryd®/Fetzima®	87.6	84.5	252.6	244.8
Saphris®	40.8	51.1	123.6	134.3
Vraylar™	32.4	-	51.1	-
Namzaric®	14.9	1.7	38.0	3.3
Namenda® IR	2.9	54.9	12.8	532.9
Total Gastrointestinal (GI)	431.4	398.6	1,277.0	1,138.4
Linzess®	164.4	117.5	452.0	325.1
Asacol®/Delzicol®	72.2	141.9	297.9	407.8
Carafate®/Sulcrate®	56.4	52.9	167.7	153.4
Zenpep®	52.5	43.1	145.1	121.5
Canasa®/Salofalk®	47.2	34.6	135.0	102.2
Viberzi®	30.9	-	55.3	-
Other GI	7.8	8.6	24.0	28.4
Total Women's Health	305.3	268.0	865.1	716.7
Lo Loestrin®	105.7	89.8	296.0	251.7
Estrace® Cream	98.6	87.4	276.4	229.4
Minastrin® 24	84.9	74.4	247.5	195.3
Liletta®	4.4	5.8	15.0	10.7
Other Women's Health	11.7	10.6	30.2	29.6
Total Anti-Infectives	52.5	52.3	167.1	138.3
Teflaro®	33.3	35.8	101.9	105.3
Dalvance®	10.3	4.9	26.7	11.3
Avycaz®	4.8	7.5	26.9	12.9
Other Anti-Infectives	4.1	4.1	11.6	8.8
Established Brands	319.3	400.5	1,038.8	1,267.7
Bystolic®	163.9	155.3	477.8	476.1
Armour Thyroid	39.1	34.7	121.8	88.9
Savella®	28.1	29.0	74.1	80.6
Lexapro®	15.6	17.8	50.8	53.6
Enablex®	1.9	17.2	14.7	51.5
PacPharma	6.2	27.4	49.7	56.6
Other Established Brands	64.5	119.1	249.9	460.4
Other Revenues	54.1	25.9	78.3	57.5
Net revenues	$1,488.1	$1,552.0	$4,390.9	$4,803.7

The following table presents top product sales and net revenues for the International segment for the three and nine months ended September 30, 2016 and 2015 ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total Eye Care	$294.2	$281.5	$904.4	$623.7
Lumigan®/Ganfort®	86.6	86.2	269.2	189.7
Alphagan®/Combigan®	41.3	39.4	127.3	87.4
Ozurdex®	43.4	34.0	130.2	72.7
Optive®	25.6	23.2	75.7	51.9
Restasis®	15.4	15.5	49.7	31.8
Other Eye Drops	42.1	44.0	131.2	99.5
Other Eye Care	39.8	39.2	121.1	90.7
Total Medical Aesthetics	251.0	214.8	780.0	509.9
Facial Aesthetics	212.6	176.5	658.7	416.4
Botox® Cosmetics	115.3	98.6	352.9	234.9
Fillers	96.8	77.9	304.2	181.5
Belkyra® (Kybella®)	0.5	-	1.6	-
Plastic Surgery	35.8	34.6	112.9	85.6
Breast Implants	35.6	34.6	112.5	85.6
Earfold™	0.2	-	0.4	-
Skin Care	2.6	3.7	8.4	7.9
Botox® Therapeutics and Other	134.6	155.5	399.0	321.5
Botox® Therapeutics	78.1	70.2	240.0	158.5
Asacol®/Delzicol®	14.2	15.3	40.5	47.8
Constella®	4.3	1.1	12.7	2.9
Other Products **	38.0	68.9	105.8	112.3
Other Revenues	18.0	8.8	44.7	41.3
Net revenues **	$697.8	$660.6	$2,128.1	$1,496.4

** Includes an adjustment of $31.7 million recorded in the three months ended September 30, 2015 related to International other product revenues for the six months ended June 30, 2015 that were reported in discontinued operations instead of continuing operations during the six months ended June 30, 2015.  The impact of this out-of-period adjustment is not material to the six months ended June 30, 2015 or the three months ended September 30, 2015, and had no impact on the nine months ended September 30, 2015.

NOTE 9 — Inventories

Inventories consist of finished goods held for sale and distribution, raw materials and work-in-process. Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). The Company writes down inventories to net realizable value based on forecasted demand, market conditions or other factors, which may differ from actual results.

Inventories consisted of the following ($ in millions):

	September 30,	December 31,
	2016	2015
Raw materials	$276.2	$242.4
Work-in-process	142.2	149.7
Finished goods	389.5	451.9
	807.9	844.0
Less: inventory reserves	102.4	86.5
Total Inventories	$705.5	$757.5

Included in finished goods was $46.1 million related to the fair-value step-up of acquired inventory as of December 31, 2015.

NOTE 10 — Investments and Other Assets

Investments in marketable securities, including those classified in cash and cash equivalents due to the maturity term of the instrument, other investments and other assets consisted of the following ($ in millions):

	September 30, 2016	December 31, 2015
Marketable securities:
U.S. Treasury and agency securities — maturing within one year	$15,463.2	$9.3
Teva shares	4,374.4	-
Total marketable securities	$19,837.6	$9.3
Investments and other assets:
Legacy Allergan deferred executive compensation investments	$114.3	$118.1
Equity method investments	13.0	17.3
Cost method investments	15.0	16.7
Other long-term investments	70.5	78.2
Taxes receivable	41.4	39.6
Other assets	86.9	138.8
Total investments and other assets	$341.1	$408.7

Investments in securities as of September 30, 2016 included the following:

	Investments in Securities as of September 30, 2016:
Level 1	Carrying amount	Unrecognized gain	Unrecognized loss	Estimated fair value	Cash & cash equivalents	Marketable securities
Money market funds	$4,649.4	$-	$-	$4,649.4	$4,649.4	$-
Commercial paper	1,357.7	-	-	1,357.7	1,357.7	-
Certificates of deposit	250.0	-	-	250.0	250.0	-
Total	$6,257.1	$-	$-	$6,257.1	$6,257.1	$-

Level 2	Carrying amount	Unrecognized gain	Unrecognized loss	Estimated fair value	Cash & cash equivalents	Marketable securities
Commercial paper	11,155.1	6.9	-	11,162.0	-	11,162.0
Investment in Teva ordinary shares	5,038.6	-	(664.2)	4,374.4	-	4,374.4
Certificates of deposit	4,301.0	0.2	-	4,301.2	-	4,301.2
Total	$20,494.7	$7.1	$(664.2)	$19,837.6	$-	$19,837.6

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

Marketable securities and investments consist of available-for-sale investments in U.S. treasury and agency securities and publicly traded equity securities for which market prices are readily available. Unrealized gains or losses on marketable securities and investments are recorded in accumulated other comprehensive (loss) / income.  Realized gains or losses on marketable securities and investments are recorded in interest income.  The Company’s marketable securities and other long-term investments are classified as available-for-sale and are recorded at fair value based on quoted market prices using the specific identification method. These investments are classified as either current or non-current, as appropriate, in the Company’s consolidated balance sheets.  The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and maturity management.

The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio.

NOTE 11 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following ($ in millions):

	September 30, 2016	December 31, 2015
Accrued expenses:
Accrued third-party rebates	$1,513.6	$1,281.6
Accrued payroll and related benefits	446.2	401.0
Contractual commitments related to the Teva Transaction	501.6	-
Accrued stock repurchases	400.0	-
Accrued pharmaceutical fees	388.1	162.2
Current portion of contingent consideration obligations	349.1	79.9
Accrued returns	283.7	288.4
Interest payable	170.4	312.0
Royalties payable	167.2	119.1
Litigation-related reserves and legal fees	139.9	191.7
Accrued R&D expenditures	111.7	384.1
Accrued severance, retention and other shutdown costs	83.7	108.5
Accrued non-provision taxes	47.2	98.1
Accrued selling and marketing expenditures	29.6	127.2
Dividends payable	24.2	24.0
Other accrued expenses	472.7	354.9
Total accrued expenses	$5,128.9	$3,932.7
Accounts payable	296.5	215.9
Total Accounts Payable and Accrued Expenses	$5,425.4	$4,148.6

NOTE 12 — Goodwill, Product Rights and Other Intangible Assets

During 2016, there was a strategic shift in the business to streamline our operations. Under the new organizational structure being reported, the Company organized its business into the following segments: US Specialized Therapeutics, US General Medicine and International. The Company recast goodwill by segment as a result of this change.

The Company’s goodwill by segment consisted of the following ($ in millions):

	US Specialized Therapeutics	US General Medicine	International	Total
Balance as of December 31, 2015	$18,347.2	$21,340.5	$6,777.5	$46,465.2
Additions through acquisitions	54.2	-	-	54.2
Foreign exchange and other adjustments	-	(26.6)	133.0	106.4
Balance as of September 30, 2016	$18,401.4	$21,313.9	$6,910.5	$46,625.8

As of September 30, 2016 and December 31, 2015, the gross balance of goodwill, pre-impairments, was $46,643.1 million and $46,482.5 million, respectively.  Goodwill in discontinued operations was $86.3 million and $6,096.0 million as of September 30, 2016 and December 31, 2015, respectively.

The following items had a significant impact on goodwill in the nine months ended September 30, 2016:

•	An increase in goodwill of $54.2 million resulting from the ForSight Acquisition.

Product rights and other intangible assets consisted of the following ($ in millions):

Cost Basis	Balance as of December 31, 2015	Acquisitions	Impairments	IPR&D to CMP Transfers	Disposals/ Held for Sale/ Other	Foreign Currency Translation	Balance as of September 30, 2016
Intangibles with definite lives:
Product rights and other related intangibles	$64,366.0	$41.6	$-	$1,342.4	$(194.6)	$108.6	$65,664.0
Trade name	690.0	-	-	-	-	-	690.0
Total definite-lived intangible assets	$65,056.0	$41.6	$-	$1,342.4	$(194.6)	$108.6	$66,354.0
Intangibles with indefinite lives:
IPR&D	$11,128.2	$158.0	$(316.9)	$(1,342.4)	$-	$15.9	$9,642.8
Total indefinite-lived intangible assets	$11,128.2	$158.0	$(316.9)	$(1,342.4)	$-	$15.9	$9,642.8
Total product rights and related intangibles	$76,184.2	$199.6	$(316.9)	$-	$(194.6)	$124.5	$75,996.8

Accumulated Amortization	Balance as of December 31, 2015	Amortization	Disposals/ Held for Sale/ Other	Foreign Currency Translation	Balance as of September 30, 2016
Intangibles with definite lives:
Product rights and other related intangibles	$(8,288.5)	$(4,773.6)	$176.9	$28.9	$(12,856.3)
Trade name	(59.5)	(58.3)	-	-	(117.8)
Total definite-lived intangible assets	$(8,348.0)	$(4,831.9)	$176.9	$28.9	$(12,974.1)
Total product rights and related intangibles	$(8,348.0)	$(4,831.9)	$176.9	$28.9	$(12,974.1)
Net Product Rights and Other Intangibles	$67,836.2				$63,022.7

The following items had a significant impact on net product rights and other intangibles in the three and nine months ended September 30, 2016:

•	The Company acquired $158.0 million in IPR&D assets in connection with the ForSight Acquisition;
•	The Company recognized approximately $42.0 million in IPR&D impairments on a gastroenterology project based on the lack of future availability of active pharmaceutical ingredients;

The following items had a significant impact on net product rights and other intangibles in the nine months ended September 30, 2016:

•	The Company recognized approximately $190.0 million in IPR&D impairments due to the termination of an osteoarthritis R&D project due to clinical results;
•	The Company impaired IPR&D assets relating to an international eye care pipeline project of $35.0 million based on a decrease in projected cash flows due to market conditions;
•

The Company impaired IPR&D assets relating to a specified indication of a Botox® therapeutic product of $20.0 million based on a decrease in projected cash flows due to a decline in market demand assumptions;

•	The Company recognized $24.0 million in IPR&D impairments due to the termination of a women’s healthcare R&D project due to clinical results; and
•	During the nine months ended September 30, 2016, the Company reclassified certain intangible assets from IPR&D to CMP primarily related to Aczone®, Juvederm®, Dalvance® and Botox®.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights and other related intangibles as of September 30, 2016 over the remainder of 2016 and each of the next five years is estimated to be as follows ($ in millions):

Amortization Expense
2016 remaining	$1,610.9
2017	$6,474.4
2018	$5,964.4
2019	$5,857.4
2020	$5,606.1
2021	$4,732.6

The above amortization expense is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, finalization of preliminary fair value estimates, potential impairments, accelerated amortization or other events.

NOTE 13 — Long-Term Debt and Capital Leases

Total debt and capital leases consisted of the following ($ in millions):

	Balance As of		Fair Market Value As of
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Senior Notes:
Floating Rate Notes
$500.0 million floating rate notes due September 1, 2016	$-	$500.0	$-	$500.5
$500.0 million floating rate notes due March 12, 2018	500.0	500.0	504.0	499.6
$500.0 million floating rate notes due March 12, 2020	500.0	500.0	509.0	496.2
	1,000.0	1,500.0	1,013.0	1,496.3
Fixed Rate Notes
$800.0 million 5.750% notes due April 1, 2016	-	800.0	-	808.4
$1,000.0 million 1.850% notes due March 1, 2017	1,000.0	1,000.0	1,002.3	1,001.5
$500.0 million 1.300% notes due June 15, 2017	500.0	500.0	499.6	496.3
$1,200.0 million 1.875% notes due October 1, 2017	1,200.0	1,200.0	1,204.2	1,196.0
$3,000.0 million 2.350% notes due March 12, 2018	3,000.0	3,000.0	3,031.0	3,004.6
$250.0 million 1.350% notes due March 15, 2018	250.0	250.0	248.9	244.9
$1,050.0 million 4.375% notes due February 1, 2019	1,050.0	1,050.0	1,105.8	1,099.5
$500.0 million 2.450% notes due June 15, 2019	500.0	500.0	508.2	494.4
$400.0 million 6.125% notes due August 14, 2019	400.0	400.0	447.4	444.2
$3,500.0 million 3.000% notes due March 12, 2020	3,500.0	3,500.0	3,614.5	3,505.1
$650.0 million 3.375% notes due September 15, 2020	650.0	650.0	680.3	656.6
$750.0 million 4.875% notes due February 15, 2021	750.0	750.0	830.2	807.4
$1,200.0 million 5.000% notes due December 15, 2021	1,200.0	1,200.0	1,345.6	1,299.4
$3,000.0 million 3.450% notes due March 15, 2022	3,000.0	3,000.0	3,149.5	3,006.8
$1,700.0 million 3.250% notes due October 1, 2022	1,700.0	1,700.0	1,759.6	1,669.6
$350.0 million 2.800% notes due March 15, 2023	350.0	350.0	348.1	327.7
$1,200.0 million 3.850% notes due June 15, 2024	1,200.0	1,200.0	1,274.0	1,202.6
$4,000.0 million 3.800% notes due March 15, 2025	4,000.0	4,000.0	4,227.2	3,984.6
$2,500.0 million 4.550% notes due March 15, 2035	2,500.0	2,500.0	2,653.1	2,462.2
$1,000.0 million 4.625% notes due October 1, 2042	1,000.0	1,000.0	1,066.8	956.1
$1,500.0 million 4.850% notes due June 15, 2044	1,500.0	1,500.0	1,653.0	1,483.6
$2,500.0 million 4.750% notes due March 15, 2045	2,500.0	2,500.0	2,739.8	2,452.7
	31,750.0	32,550.0	33,389.1	32,604.2
Total Senior Notes Gross	32,750.0	34,050.0	34,402.1	34,100.5
Unamortized premium	182.8	225.9	-	-
Unamortized discount	(98.7)	(107.4)	-	-
Total Senior Notes Net	32,834.1	34,168.5	34,402.1	34,100.5
Term Loan Indebtedness:
WC Term Loan
WC Three Year Tranche variable rate debt maturing October 1, 2016	-	191.5
WC Five Year Tranche variable rate debt maturing October 1, 2018	-	498.8
	-	690.3
ACT Term Loan
2017 Term Loan variable rate debt maturing October 31, 2017	-	572.1
2019 Term Loan variable rate debt maturing July 1, 2019	-	1,700.0
	-	2,272.1
AGN Term Loan
AGN Three Year Tranche variable rate debt maturing March 17, 2018	-	2,750.0
AGN Five Year Tranche variable rate debt maturing March 17, 2020	-	2,543.8
	-	5,293.8
Total Term Loan Indebtedness	-	8,256.2
Other Indebtedness
Revolver Borrowings	-	200.0
Debt Issuance Costs	(151.5)	(195.8)
Other	85.2	97.4
Total Other Borrowings	(66.3)	101.6
Capital Leases	2.2	4.1
Total Indebtedness	$32,770.0	$42,530.4

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

Floating Rate Notes

On March 4, 2015, Actavis Funding SCS, a limited partnership (société en commandite simple) organized under the laws of the Grand Duchy of Luxembourg and an indirect wholly-owned subsidiary of Allergan plc, issued floating rate notes due 2016 (the “2016 Floating Rate Notes”), floating rate notes due 2018 (the “2018 Floating Rate Notes”), floating rate notes due 2020 (the “2020 Floating Rate Notes”), 1.850% notes due 2017 (the “1.850% 2017 Notes”), 2.350% notes due 2018 (the “2.350% 2018 Notes”), 3.000% notes due 2020 (the “3.000% 2020 Notes”), 3.450% notes due 2022 (the “3.450% 2022 Notes”), 3.800% notes due 2025 (the “3.800% 2025 Notes”), 4.550% notes due 2035 (the “4.550% 2035 Notes”) and 4.750% notes due 2045 (the “4.750% 2045 Notes”). The notes are fully and unconditionally guaranteed by Actavis Funding SCS’s indirect parents, Warner Chilcott Limited and Actavis Capital S.a.r.l. (“Actavis Capital”), and by Actavis Finance, LLC (formerly known as Actavis, Inc.), a subsidiary of Actavis Capital, on an unsecured and unsubordinated basis. Allergan plc has not guaranteed the notes.

The 2016 Floating Rate Notes were fully repaid on September 1, 2016 and bore interest at the three-month LIBOR plus 0.875%. The 2018 Floating Rate Notes and the 2020 Floating Rate Notes bear interest at a floating rate equal to three-month LIBOR plus 1.080% and 1.255% per annum, respectively. Interest on the 2018 Floating Rate Notes and the 2020 Floating Rate Notes is payable quarterly on March 12, June 12, September 12 and December 12 of each year, and began on June 12, 2015.

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

Credit Facility Indebtedness

On August 2, 2016, the Company repaid the remaining balances of all outstanding term-loan indebtedness and terminated its then existing revolving credit facility with proceeds from the Teva Transaction.

WC Term Loan

On December 17, 2014, Allergan plc and certain of its subsidiaries entered into a second amendment agreement (the “WC Term Loan Amendment”) among Allergan plc, Warner Chilcott Limited, Warner Chilcott Finance, LLC, Actavis WC 2 S.à r.l. (“Actavis WC 2”), Warner Chilcott Company, LLC (“WCCL”), Warner Chilcott Corporation (“WC Corporation” and together with Actavis WC 2 and WCCL, the “WC Borrowers”), Bank of America, N.A. (“BofA”), as administrative agent, and the lenders party thereto. The WC Term Loan Amendment amended and restated Allergan plc’s existing amended and restated WC term loan credit and guaranty agreement, dated as of June 9, 2014 (such agreement, prior to its amendment and restatement pursuant to the WC Term Loan Amendment, the “2014 WC Term Loan”), among the WC Borrowers, Allergan plc, Warner Chilcott Limited, Warner Chilcott Finance, LLC, the lenders from time to time party thereto and BofA, as administrative agent, which amended and restated Allergan plc’s existing WC term loan credit and guaranty agreement, dated as of August 1, 2013 (such agreement, prior to its amendment and restatement pursuant to the 2014 WC Term Loan Amendment, the “Existing WC Term Loan”) among the WC Borrowers, Warner Chilcott Finance, LLC, Actavis Limited, BofA, as administrative agent and a syndicate of banks participating as lenders.

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

ACT Term Loan

On December 17, 2014, Allergan plc and certain of its subsidiaries entered into a third amendment agreement (the “ACT Term Loan Amendment”) among Allergan plc, Warner Chilcott Limited, Actavis Capital, Actavis Finance LLC, Actavis Funding SCS, BofA, as administrative agent, and the lenders party thereto. The ACT Term Loan Amendment amends and restates Allergan plc’s existing second amended and restated Allergan term loan credit and guaranty agreement, dated as of March 31, 2014 (such agreement, prior to its amendment and restatement pursuant to the ACT Term Loan Amendment, the “2014 ACT Term Loan Agreement” and together with the Existing ACT Term Loan Agreement (defined below), the “ACT Term Loan”) among Actavis Capital, Allergan plc, Warner Chilcott Limited, Actavis Finance, LLC, Actavis Funding SCS, BofA, as administrative agent, and the lenders from time to time party thereto, which amended and restated Allergan plc’s existing amended and restated Allergan term loan credit and guaranty agreement, dated as of October 1, 2013 (such agreement, prior to its amendment and restatement pursuant to the ACT Term Loan Amendment, the “Existing ACT Term Loan Agreement”) among Actavis Capital, Allergan plc, Actavis Finance, LLC, BofA, as administrative agent, and the lenders from time to time party thereto.

The Existing ACT Term Loan Agreement amended and restated Actavis Finance, LLC’s $1,800.0 million senior unsecured term loan credit facility, dated as of June 22, 2012. At the closing of the Existing ACT Term Loan Agreement, an aggregate principal amount of $1,572.5 million was outstanding (the “2017 Term Loan”).

On March 31, 2014, Allergan plc, Actavis Capital, Actavis Finance, LLC, BofA, as Administrative Agent, and a syndicate of banks participating as lenders entered into the 2014 ACT Term Loan Agreement to amend and restate the Existing ACT Term Loan Agreement. On July 1, 2014, in connection with the Forest Acquisition, the Company borrowed $2.0 billion of term loan indebtedness under tranche A-2 of the 2014 ACT Term Loan Agreement, which was due July 1, 2019 (the “2019 Term Loan”).

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

AGN Term Loan

On December 17, 2014, Allergan, Inc., and certain of its subsidiaries entered into a senior unsecured term loan credit agreement (the “AGN Term Loan”), among Actavis Capital, as borrower, Allergan plc, Warner Chilcott Limited, Actavis Finance, LLC, Actavis Funding SCS, the lenders from time to time party thereto (the “Term Lenders”), JPMorgan Chase Bank, N.A. (“JPMCB”), as administrative agent and the other financial institutions party thereto. Under the AGN Term Loan, the Term Lenders provided (i) a $2.75 billion tranche maturing on March 17, 2018 (the “AGN Three Year Tranche”) and (ii) a $2.75 billion tranche and maturing on March 17, 2020 (the “AGN Five Year Tranche”). The proceeds of borrowings under the AGN Term Loan were used to finance, in part, the cash component of the Allergan Acquisition consideration and certain fees and expenses incurred in connection with the Allergan Acquisition.

Borrowings under the AGN Term Loan bore interest at our choice of a per annum rate equal to either (a) a base rate plus an applicable margin per annum varying from (x) 0.00% per annum to 1.00% per annum under the AGN Three Year Tranche and (y) 0.125% per annum to 1.250% per annum under the AGN Five Year Tranche, depending on the Debt Rating or (b) a Eurodollar rate, plus an applicable margin varying from (x) 1.00% per annum to 2.00% per annum under the AGN Three Year Tranche and (y) 1.125% per annum to 2.250% per annum under the AGN Five Year Tranche, depending on the Debt Rating. The outstanding principal amount of loans under the AGN Three Year Tranche was not subject to quarterly amortization and was payable in full on the maturity date. The outstanding principal amount of loans under the AGN Five Year Tranche was payable in equal quarterly amounts of 2.50% per quarter prior to March 17, 2020, with the remaining balance payable on March 17, 2020.

Cash Bridge Loan Facility

On March 11, 2015, Allergan and certain of its subsidiaries entered into a 60-day senior unsecured bridge credit agreement (the “Cash Bridge Loan Facility”), among Actavis Capital, as borrower, Allergan plc, Warner Chilcott Limited, Actavis Finance, LLC, Actavis Funding SCS, the lenders from time to time party thereto (the “Cash Bridge Lenders”), JPMCB, as administrative agent and the other financial institutions party thereto. Under the Cash Bridge Loan Facility, the Cash Bridge Lenders committed to provide, subject to certain conditions, unsecured bridge financing, of which $2.8 billion was drawn to finance the Allergan Acquisition on March 17, 2015. The outstanding balance of the Cash Bridge Loan Facility was repaid on April 9, 2015.

Borrowings under the Cash Bridge Loan Facility bore interest at our choice of a per annum rate equal to either (a) a base rate plus an applicable margin per annum varying from 0.00% per annum to 1.00% per annum, depending on the Debt Rating or (b) a Eurodollar rate, plus an applicable margin varying from 1.00% per annum to 2.00% per annum, depending on the Debt Rating.

Annual Debt Maturities

As of September 30, 2016, annual debt maturities were as follows ($ in millions):

Total Payments
2016 remaining	$-
2017	2,700.0
2018	3,750.0
2019	1,950.0
2020	4,650.0
2021	1,950.0
2022 and after	17,750.0
$32,750.0
Capital leases	2.2
Debt issuance costs	(151.5)
Other short-term borrowings	85.2
Unamortized premium	182.8
Unamortized discount	(98.7)
Total Indebtedness	$32,770.0

Amounts represent total anticipated cash payments assuming scheduled repayments.

NOTE 14 — Other Long-Term Liabilities

Other long-term liabilities consisted of the following ($ in millions):

	September 30,	December 31,
	2016	2015
Acquisition related contingent consideration liabilities	$602.0	$788.1
Long-term pension and post retirement liability	190.1	222.1
Legacy Allergan deferred executive compensation	114.3	117.9
Product warranties	28.1	28.4
Long-term contractual obligations	26.8	26.4
Long-term severance and restructuring liabilities	24.9	34.9
Deferred revenue	16.9	18.2
Other long-term liabilities	19.6	26.0
Total other long-term liabilities	$1,022.7	$1,262.0

NOTE 15 — Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2016 was 48.0% compared to 40.9% for the nine months ended September 30, 2015. The effective tax rate for the nine months ended September 30, 2016 was impacted by income earned in jurisdictions with tax rates lower than the Irish statutory rate and U.S. losses tax benefited at rates greater than the Irish statutory rate. Additionally, the tax benefit for the nine months ended September 30, 2016 included, but is not limited to, the following items: an expense of $179.5 million primarily related to a change in a valuation allowance on a portion of U.S. capital loss carryforwards resulting from restructuring associated with the sale of the global generics business, a benefit of $48.2 million related to the change in tax rates applicable to certain temporary differences, a benefit of $40.3 million for the recognition of previously unrecognized tax benefits and a benefit of $37.9 million for the New Jersey Grow income tax credit.

The effective tax rate for the nine months ended September 30, 2015 was impacted by income earned in jurisdictions with tax rates lower than the Irish statutory rate and U.S. losses tax benefited at rates greater than the Irish statutory rate. Additionally, the tax benefit for the nine months ended September 30, 2015 included, but is not limited to, the following items: a benefit of $318.9 million for the reversal of a valuation allowance on a portion of U.S. capital loss carryforwards resulting from restructuring associated with the sale of the generics business, a benefit of $36.8 million for the recognition of previously unrecognized tax benefits, a benefit of $41.3 million for certain IPR&D impairments and a benefit of $44.0 million for acquired tax attributes.

The increase in the effective tax rate for the period ended September 30, 2016 as compared to the period ended September 30, 2015 is primarily the result of a decrease in acquisition related expenses benefited at lower tax rates.

During the third quarter, the United States Department of the Treasury issued final and temporary regulations under Section 385 of the Internal Revenue Code which are applicable to the federal income tax treatment of certain related party debt. The Company does not expect the regulations to have a material impact on its consolidated financial statements.

During the period ended September 30, 2016 the Company’s non-current deferred tax liability increased by $4,842.7 million primarily due to the reversal of deferred tax assets related to investments in certain U.S. subsidiaries of $5,273.9 million partially offset by the reversal of deferred tax liabilities of $673.9 million related to investments in certain non-U.S. subsidiaries.  Refer to “NOTE 5 – Discontinued Operations” for further discussion and additional disclosures related to our income tax provision reported as part of discontinued operations.

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

The Company has several concurrent audits still pending with the IRS as set forth below:

IRS Audits	Tax Years
Actavis W.C. Holding, Inc.	2013 and 2014
Forest Laboratories, Inc.	2010, 2011, 2012, 2013 and 2014
Warner Chilcott Corporation	2010, 2011, 2012 and 2013
Durata Therapeutics Inc.	2012
Allergan, Inc.	2009, 2010, 2011, 2012 and 2013

NOTE 16 — Shareholders’ Equity

A summary of the changes in shareholders’ equity for the nine months ended September 30, 2016 consisted of the following ($ in millions):

Allergan plc
Shareholders’ equity as of December 31, 2015	$76,591.4
Increase in additional paid in capital for share-based compensation plans	269.9
Net income attributable to ordinary shareholders	14,765.2
Proceeds from stock plans	138.0
Excess tax benefit from employee stock plans	26.6
Other comprehensive income of the Teva Transaction	1,544.8
Repurchase of ordinary shares, including accrued repurchases, under the Share Repurchase Program	(3,089.9)
Repurchase of ordinary shares	(68.7)
Other comprehensive income	(451.4)
Shareholders’ equity as of September 30, 2016	$89,725.9

Warner Chilcott Limited
Members' equity as of December 31, 2015	$75,573.7
Net income attributable to members	14,891.7
Dividend to Parent	(1,244.8)
Other comprehensive income	(451.4)
Other comprehensive income of the Teva Transaction	1,544.8
Members' equity as of September 30, 2016	$90,314.0

Share Repurchase Program

During the nine months ended September 30, 2016, the Company announced that the Board of Directors approved a $10.0 billion share repurchase program. As of September 30, 2016, the Company has repurchased/accrued for $3,089.9 million of ordinary shares. The Company completed the initial $5.0 billion share repurchase program during the fourth quarter of 2016.

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

The movements in accumulated other comprehensive income / (loss) for the three and nine months ended September 30, 2016 were as follows ($ in millions):

	Foreign Currency Translation Items	Unrealized (losses) / gains net of tax	Total Accumulated Other Comprehensive Income / (Loss)
Balance as of December 31, 2015	$(564.3)	$70.2	$(494.1)
Other comprehensive gain / (loss) before reclassifications into general and administrative	192.9	(15.9)	177.0
Total other comprehensive income / (loss)	192.9	(15.9)	177.0
Balance as of June 30, 2016	$(371.4)	$54.3	$(317.1)
Other comprehensive gain / (loss) before reclassifications into general and administrative	(19.1)	54.9	35.8
Impact of Teva Transaction	1,540.6	4.2	1,544.8
Investment in Teva ordinary shares fair value movement	-	(664.2)	(664.2)
Total other comprehensive income / (loss)	1,521.5	(605.1)	916.4
Balance as of September 30, 2016	$1,150.1	$(550.8)	$599.3

The movements in accumulated other comprehensive (loss) / income for the three and nine months ended September 30, 2015 were as follows ($ in millions):

	Foreign Currency Translation Items	Unrealized gains net of tax	Total Accumulated Other Comprehensive Income / (Loss)
Balance as of December 31, 2014	$(434.4)	$(31.0)	$(465.4)
Other comprehensive income before reclassifications into general and administrative	451.4	3.6	455.0
Total other comprehensive income	451.4	3.6	455.0
Balance as of June 30, 2015	$17.0	$(27.4)	$(10.4)
Other comprehensive (loss) / income before reclassifications into general and administrative	(42.4)	7.5	(34.9)
Total other comprehensive (loss) / income	(42.4)	7.5	(34.9)
Balance as of September 30, 2015	$(25.4)	$(19.9)	$(45.3)

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

The Company uses foreign currency derivatives, which provide for the sale or purchase or the option to sell or purchase foreign currencies to economically hedge the currency exchange risks associated with probable but not firmly committed transactions that arise in the normal course of the Company’s business. Probable but not firmly committed transactions are comprised primarily of sales of products and purchases of raw materials in currencies other than the U.S. dollar. The foreign currency derivatives are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar. While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying exposures.

The Company recognized realized and unrealized gains on such contracts of $9.1 million and $5.7 million during the three and nine months ended September 30, 2016, respectively. The Company recognized realized and unrealized losses on such contracts of $6.4 million and $5.8 million during the three and nine months ended September 30, 2015, respectively.

The fair value of outstanding foreign currency derivatives are recorded in “Prepaid expenses and other current assets” or “Investments and other assets” or “Accounts payable and accrued expenses.” At September 30, 2016 and December 31, 2015, foreign currency derivative assets associated with the foreign exchange option contracts of $23.2 million and $25.0 million, respectively, were included in “Prepaid expenses and other current assets.” At September 30, 2016 and December 31, 2015, foreign currency derivative assets associated with the foreign exchange option contracts of $28.8 million and $48.5 million, respectively, were included in “Investments and other assets.” At December 31, 2015, there were $0.3 million in foreign currency derivative liabilities associated with the foreign exchange forward contracts included in “Accounts payable and accrued expenses.”

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

Assets and liabilities measured at fair value or disclosed at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 consisted of the following ($ in millions):

	Fair Value Measurements as of September 30, 2016 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$6,257.1	$6,257.1	$-	$-
Marketable securities	15,463.2	-	15,463.2	-
Deferred executive compensation investments	114.3	92.0	22.3	-
Foreign currency derivatives	52.0	-	52.0	-
Investment in Teva ordinary shares	4,374.4	-	4,374.4	-
Investments and other	98.5	98.5	-	-
Total assets	$26,359.5	$6,447.6	$19,911.9	$-
Liabilities:
Deferred executive compensation liabilities	114.3	92.0	22.3	-
Contingent consideration obligations	951.1	-	-	951.1
Total liabilities	$1,065.4	$92.0	$22.3	$951.1

	Fair Value Measurements as of December 31, 2015 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$29.9	$29.9	$-	$-
Deferred executive compensation investments	118.1	102.3	15.8	-
Foreign currency derivatives	73.2	-	73.2	-
Investments and other	112.2	112.2	-	-
Total assets	$333.4	$244.4	$89.0	$-
Liabilities:
Deferred executive compensation liabilities	117.9	102.1	15.8	-
Contingent consideration obligations	868.0	-	-	868.0
Total liabilities	$985.9	$102.1	$15.8	$868.0

Foreign Currency Contracts

At September 30, 2016 and December 31, 2015, the notional principal and fair value of the Company’s outstanding foreign currency derivative financial instruments were as follows ($ in millions, except average contract rate or strike amount):

	September 30, 2016		December 31, 2015
	Notional Principal	Average Contract Rate or Strike Amount	Notional Principal	Average Contract Rate or Strike Amount
Foreign currency forward exchange contracts:
(Receive U.S. dollar/pay foreign currency)
Russian ruble	$21.6	63.73	$18.8	72.97
	$21.6		$18.8

Estimated fair value	$0.1		$(0.3)

Foreign currency sold - put options:
Euro	$259.9	1.41	$340.5	1.41
	$259.9		$340.5

Estimated fair value	$51.9		$73.5

The notional principal amounts provide one measure of the transaction volume outstanding as of September 30, 2016 and December 31, 2015, and do not represent the amount of the Company’s exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of September 30, 2016 and December 31, 2015. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

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

	Three Months Ended
Expense / (income)	September 30, 2016	September 30, 2015
Cost of sales	$10.4	$20.6
Research and development	5.5	60.1
General and administrative	-	0.6
Total	$15.9	$81.3

	Nine Months Ended
Expense / (income)	September 30, 2016	September 30, 2015
Cost of sales	$13.4	$53.1
Research and development	65.8	34.7
General and administrative	0.1	(0.5)
Total	$79.3	$87.3

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2016 and 2015 ($ in millions):

	Balance as of December 31, 2015	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments	Foreign currency translation	Balance as of September 30, 2016
Liabilities:
Contingent consideration obligations	$868.0	$-	$3.7	$79.3	$0.1	$951.1

	Balance as of December 31, 2014	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments	Foreign currency translation	Balance as of September 30, 2015
Liabilities:
Contingent consideration obligations	$373.8	$-	$317.8	$87.3	$(5.0)	$773.9

During the nine months ended September 30, 2016, the following activity in contingent consideration obligations was incurred ($ in millions):

	Balance as of December 31, 2015	Acquisitions	Fair Value Adjustments and Accretion	Payments and Other	Balance as of September 30, 2016
Allergan Acquisition	$329.7	$-	$41.4	$(40.0)	$331.1
AqueSys Acquisition	193.5	-	13.8	-	207.3
Medicines 360 acquisition	144.1	-	13.6	(0.5)	157.2
Oculeve Acquisition	90.0	-	8.8	-	98.8
ForSight Acquisition	-	79.8	-	-	79.8
Metrogel acquisition	30.9	-	(7.5)	(4.5)	18.9
Forest Acquisition	20.4	-	(4.7)	(1.0)	14.7
Uteron acquisition	8.2	-	-	0.1	8.3
Durata Acquisition	24.5	-	2.2	(26.7)	-
Other	26.7	-	11.7	(3.4)	35.0
Total	$868.0	$79.8	$79.3	$(76.0)	$951.1

NOTE 19 — Business Restructuring Charges

During 2016, activity related to our business restructuring and facility rationalization activities primarily related to the cost optimization initiatives in conjunction with the Allergan Acquisition. Restructuring activities for the nine months ended September 30, 2016 were as follows ($ in millions):

	Severance and Retention	Share-Based Compensation	Other	Total
Reserve balance at December 31, 2015	$96.7	$-	$48.6	$145.3
Charged to expense
Cost of sales	3.5	0.5	5.2	9.2
Research and development	6.5	0.9	0.7	8.1
Selling and marketing	8.0	9.3	1.3	18.6
General and administrative	17.4	9.7	9.0	36.1
Total expense	35.4	20.4	16.2	72.0
Cash payments	(62.9)	-	(25.1)	(88.0)
Other reserve impact	-	(20.4)	(0.3)	(20.7)
Reserve balance at September 30, 2016	$69.2	$-	$39.4	$108.6

During the three months ended September 30, 2016 and 2015, the Company recognized restructuring charges of $37.7 million and $42.1 million, respectively. During the nine months ended September 30, 2016 and 2015, the Company recognized restructuring charges of $72.0 million and $674.8 million, respectively.

NOTE 20 — Commitments & Contingencies

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued. As of September 30, 2016, the Company’s consolidated balance sheet includes accrued loss contingencies of approximately $115.0 million, which includes approximately $22.0 million which was assumed by Teva as part of the closing of the sale of the Anda Distribution business on October 3, 2016.

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

As noted above, on October 3, 2016, the Company completed the divestiture of the Anda Distribution business to Teva.  At closing Teva assumed certain liabilities and claims of the Company described below under “Teva Assumed Liabilities.”

Antitrust Litigation

Asacol® Litigation. On June 22, 2015, two class action complaints were filed in federal court in Massachusetts on behalf of a putative class of indirect purchasers. In each complaint plaintiffs allege that they paid higher prices for Warner Chilcott’s Asacol® HD and Delzicol® products as a result of Warner Chilcott’s alleged actions preventing or delaying generic competition in the market for Warner Chilcott’s older Asacol® product in violation of U.S. federal antitrust laws and/or state laws. Plaintiffs seek unspecified injunctive relief, treble damages and/or attorneys’ fees. All of the actions were consolidated in the federal district court. On September 21, 2015, three additional complaints were filed on behalf of putative classes of indirect purchasers, each raising similar allegations to the complaints filed in June 2015. Defendants have moved to dismiss the indirect purchasers’ complaint. A hearing was held on the motion to dismiss on May 11, 2016.  On July 20, 2016, the court issued a decision granting the motion in part, dismissing the indirect purchaser plaintiffs’ claims based on purported reverse payments and dismissed several of indirect purchaser plaintiffs’ claims based on state laws. On August 15, 2016,the indirect purchaser plaintiffs filed a second amended complaint .  The Company filed an answer to the second amended complaint on October 4, 2016.  A complaint was filed on behalf of a putative class of direct purchasers of Asacol® in federal court in New York on April 26, 2016.  The direct purchaser complaint makes similar allegations to the complaints filed by the indirect purchaser plaintiffs.  On May 25, 2016, defendants filed a motion to transfer the direct purchaser action to the federal court in Massachusetts where it could be consolidated with the indirect purchaser cases.   Two additional direct purchaser putative class action complaints were filed in federal court in New York on June 29, 2016.  On September 7, 2016, direct purchaser plaintiffs agreed to transfer the cases filed in New York to the federal court in Massachusetts where they were consolidated.  On October 11, 2016, the Company filed a motion to dismiss the direct purchasers’ consolidated complaint.  The Company believes it has substantial meritorious defenses and intends to defend itself vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Botox® Litigation. On February 24, 2015, a class action complaint was filed in federal court in California. The complaint alleges unlawful market allocation in violation of Section 1 of the Sherman Act, 15 U.S.C. §1, agreement in restraint of trade in violation of 15 U.S.C. §1 of the Sherman Act, unlawful maintenance of monopoly market power in violation of Section 2 of the Sherman Act, 15 U.S.C. §2 of the Sherman Act, violations of California’s Cartwright Act, Section 16700 et seq. of Calif. Bus. and Prof. Code., and violations of California’s unfair competition law, Section 17200 et seq. of Calif. Bus. and Prof. Code. Plaintiffs filed an amended complaint on May 29, 2015. On June 29, 2015, the Company filed a motion to dismiss the complaint. On October 20, 2015, the Court denied the Company’s motion to dismiss the complaint. On December 18, 2015, plaintiffs filed a motion for partial judgment on the pleadings or, in the alternative, for partial summary judgment or adjudication. The Company filed a response to the motion for judgment on the pleadings on February 11, 2016. The court held oral argument on plaintiff’s motion on March 4, 2016 and took the matter under submission. On May 31, 2016, the court denied plaintiffs’ motion for partial judgment on the pleadings or, in the alternative, for partial summary judgment or adjudication.  On June 14, 2016, plaintiffs filed a motion for reconsideration of the court’s denial of the motion.  On July 19, 2016, plaintiffs filed a motion for class certification.  On October 14, 2016, the Company filed an opposition to plaintiffs’ motion for class certification.  The Company believes it has substantial meritorious defenses and intends to defend itself vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Doryx® Litigation. In July 2012, Mylan Pharmaceuticals Inc. (“Mylan”) filed a complaint against Warner Chilcott and Mayne Pharma International Pty. Ltd. (“Mayne”) in federal court in Pennsylvania alleging that Warner Chilcott and Mayne prevented or delayed Mylan’s generic competition to Warner Chilcott’s Doryx® products in violation of U.S. federal antitrust laws and tortiously interfered with Mylan’s prospective economic relationships under Pennsylvania state law. In the complaint, Mylan seeks unspecified treble and punitive damages and attorneys’ fees. Following the filing of Mylan’s complaint, three putative class actions were filed against Warner Chilcott and Mayne by purported direct purchasers, and one putative class action was filed by purported indirect purchasers. In addition, four retailers filed in the same court a civil antitrust complaint in their individual capacities.  In each of the class and individual cases the plaintiffs allege that they paid higher prices for Warner Chilcott’s Doryx® products as a result of Warner Chilcott’s and Mayne’s alleged actions preventing or delaying generic competition in violation of U.S. federal antitrust laws and/or state laws. Plaintiffs seek unspecified injunctive relief, treble damages and/or attorneys’ fees. All of the actions were consolidated in the federal district court.

Warner Chilcott and Mayne’s motion to dismiss was denied without prejudice by the court in June 2013. Thereafter, Warner Chilcott and Mayne reached agreements to settle the claims of the Direct Purchaser Plaintiff class representatives, the Indirect Purchaser Plaintiff class representatives and each of the individual retailer plaintiffs. Warner Chilcott and Mylan filed motions for summary judgment on March 10, 2014. On April 16, 2015, the court issued an order granting Warner Chilcott and Mayne’s motion for summary judgment, denying Mylan’s summary judgment motion and entering judgment in favor of Warner Chilcott and Mayne on all counts. Mylan  appealed the district court’s decision to the Third Circuit Court of Appeals.  On September 28, 2016, the Court of Appeals issued its decision and affirmed the ruling of the district court. On October 12, 2016 Mylan petitioned the Third Circuit for a rehearing en banc.

The Company intends to vigorously defend its rights in the litigations. However, it is impossible to predict with certainty the outcome of any litigation and whether any additional similar suits will be filed.

Loestrin® 24 Litigation. On April 5, 2013, two putative class were filed in the federal district court against Warner Chilcott and certain affiliates alleging that Warner Chilcott’s 2009 patent lawsuit settlements with Watson Laboratories and Lupin related to Loestrin® 24 Fe (norethindrone acetate/ethinyl estradiol tablets and ferrous fumarate tablets, “Loestrin® 24”) were unlawful. The complaints, both asserted on behalf of putative classes of end-payors, generally allege that Watson and Lupin improperly delayed launching generic versions of Loestrin® 24 in exchange for substantial payments from Warner Chilcott in violation of federal and state antitrust and consumer protection laws. The complaints each seek declaratory and injunctive relief and damages. Additional complaints have been filed by different plaintiffs seeking to represent the same putative class of end-payors. In addition to the end-payor suits, two lawsuits have been filed on behalf of a class of direct payors. After a hearing on September 26, 2013, the JPML issued an order transferring all related Loestrin® 24 cases to the federal court for the District of Rhode Island. On September 4, 2014, the court granted the defendants’ motion to dismiss the complaint. The plaintiffs appealed the district court’s decision to the First Circuit Court of Appeals and oral argument was held on December 7, 2015. On February 22, 2016 the First Circuit issued its decision vacating the decision of, and remanding the matter to, the district court.  On June 11, 2016, defendants filed an omnibus motion to dismiss the claims of the direct purchaser class plaintiffs, end-payor class plaintiffs and individual direct purchaser plaintiffs.

Namenda® Litigation. On September 15, 2014, the State of New York, through the Office of the Attorney General of the State of New York, filed a lawsuit in the United States District Court for the Southern District of New York alleging that Forest was acting to prevent or delay generic competition to Forest’s immediate-release product Namenda® in violation of federal and New York antitrust laws and committed other fraudulent acts in connection with its commercial plans for Namenda® XR. In the complaint, the state seeks unspecified monetary damages and injunctive relief. On September 24, 2014, the state filed a motion for a preliminary injunction prohibiting Forest from discontinuing or otherwise limiting the availability of immediate-release Namenda® until the conclusion of the litigation. A hearing was held in November 2014 on the state’s preliminary injunction motion. On December 11, 2014, the district court issued a ruling granting the state’s injunction motion and issued an injunction on December 15, 2014. On May 22, 2015, the Court of Appeals for the Second Circuit affirmed the preliminary injunction. On June 5, 2015, Forest filed a petition with the Second Circuit for rehearing en banc which was denied. Forest and the New York Attorney General reached a settlement on November 24, 2015. On May 29, 2015, a putative class action was filed on behalf of a class of direct purchasers and on June 8, 2015 a similar putative class action was filed on behalf of a class of indirect purchasers. Since that time, additional complaints have been filed on behalf of putative classes of direct and indirect purchasers. The class action complaints make claims similar to those asserted by the New York Attorney General and also include claims that Namenda® patent litigation settlements between Forest and generic companies also violated the antitrust laws. On December 22, 2015, Forest and its co-defendants filed motions to dismiss the pending complaints of the putative classes of direct and indirect purchasers. On September 13, 2016, the court issued a decision denying the Company’s motion to dismiss.  On September 27, 2016 the Company filed an answer to the amended complaint. The Company believes it has substantial meritorious defenses and intends to defend both its brand and generic defendant entities vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Zymar®/Zymaxid® Litigation. On February 16, 2012, Apotex Inc. and Apotex Corp. filed a complaint in the federal district court in Delaware against Senju Pharmaceuticals Co., Ltd. (“Senju”), Kyorin Pharmaceutical Co., Ltd. (“Kyorin”), and Allergan, Inc. (“Allergan”) alleging monopolization in violation of Section 2 of the Sherman Act, conspiracy to monopolize, and unreasonable restraint of trade in the market for gatifloxacin ophthalmic formulations, which includes Allergan’s ZYMAR® gatifloxacin ophthalmic solution 0.3% and ZYMAXID® gatifloxacin ophthalmic solution 0.5% products. On May 24, 2012, Allergan filed a motion to dismiss the complaint to the extent it seeks to impose liability for alleged injuries occurring prior to August 19, 2011, which is the date Apotex obtained final approval of its proposed generic product. Allergan and the other defendants also moved to dismiss. Defendants also filed a motion to stay the action pending resolution of related patent actions in the federal court in Delaware and in the U.S. Court of Appeals for the Federal Circuit. On February 7, 2013, the court granted defendants’ motion to stay the proceedings pending resolution of the appeal in the patent dispute and denied the motion to dismiss without prejudice to renew. On September 18, 2014, defendants filed a new motion to dismiss the Apotex plaintiffs’ complaint. The court dismissed Allergan’s motion on May 2, 2015. Thereafter, Allergan filed an answer to Apotex’s complaint on June 1, 2015. On June 6, 2014, a separate antitrust class action complaint was filed in the federal district court in Delaware against the same defendants as in the Apotex case. The complaint alleges that defendants unlawfully excluded or delayed generic competition in the gatifloxacin ophthalmic formulations market (generic versions of ZYMAR® and ZYMAXID®). On September 18, 2014, Allergan filed a motion to dismiss for lack of subject matter jurisdiction and joined in co-defendants’ motion to dismiss for failure to state a claim. On August 19, 2015, the court granted Allergan’s motion to dismiss. On September 18, 2015, plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit. The Third Circuit oral argument was held on June 13, 2016.  On September 7, 2016, the U.S. Court of Appeals for the Third Circuit vacated the District Court’s granting of Allergan’s motion to dismiss and remanded to the District Court for further proceedings.  The Company believes it has substantial meritorious defenses and intends to defend itself vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Commercial Litigation

Celexa®/Lexapro® Class Actions. Forest and certain of its affiliates were named as defendants in three federal court actions filed on behalf of individuals who purchased Celexa® and/or Lexapro® for pediatric use, all of which have been consolidated for pretrial purposes in an MDL proceeding in the federal district court Massachusetts (the “Celexa®/Lexapro® MDL”). These actions, two of which were originally filed as putative nationwide class actions, and one of which is a putative California-wide class action, allege that Forest marketed Celexa® and/or Lexapro® for off-label pediatric use and paid illegal kickbacks to physicians to induce prescriptions of Celexa® and Lexapro®. The complaints assert various similar claims, including claims under the state consumer protection statutes and state common laws. Plaintiffs in the various actions sought to have certified California, Missouri, Illinois and New York state-wide classes. However, only the Missouri state class was certified. Forest subsequently reached an agreement with the MDL plaintiffs to settle the Missouri class claims, including claims by both individuals and third party payors that purchased Celexa® or Lexapro® for use by a minor from 1998 to December 31, 2013, for $7.65 million with a potential to increase the amount to $10.35 million if settling plaintiffs meet certain thresholds. On September 8, 2014 the court granted final approval for the settlement.

Additional actions relating to the promotion of Celexa® and/or Lexapro® have been filed all of which have been consolidated in the Celexa®/Lexapro® MDL. On May 3, 2013, an action was filed in federal court in California on behalf of individuals who purchased Lexapro® for adolescent use, seeking to certify a state-wide class action in California and alleging that our promotion of Lexapro® for adolescent depression has been deceptive. On March 5, 2014 the court granted Forest’s motion to dismiss this complaint. Plaintiff then appealed the district court’s decision to the Court of Appeals for the First Circuit and on February 20, 2015, the First Circuit affirmed the dismissal of the complaint, ruling that Plaintiffs’ California state law claims were preempted by the Federal Food, Drug, and Cosmetic Act (FDCA). On November 13, 2013, an action was filed in federal court in Minnesota seeking to certify a nationwide class of third-party payor entities that purchased Celexa® and Lexapro® for pediatric use. The complaint asserts claims under the federal Racketeer Influenced and Corrupt Organizations Act, alleging that Forest engaged in an off-label marketing scheme and paid illegal kickbacks to physicians to induce prescriptions of Celexa® and Lexapro®. Forest moved to dismiss the complaint and on December 12, 2014, the court issued a ruling dismissing plaintiff’s claims under Minnesota’s Deceptive Trade Practices Act, but denying the remaining portions of the motion. A motion for class certification was filed in February, 2016, and denied on June 2, 2016.  Thereafter, plaintiffs filed a 23(f) petition with the First Circuit requesting leave to appeal the denial of class certification.  The district court judge entered an Order dated August 8, 2016, staying discovery in the case until the First Circuit renders a decision on plaintiffs’ 23(f) petition. On March 13, 2014, an action was filed in the federal court in Massachusetts by two third-party payors seeking to certify a nationwide class of persons and entities that purchased Celexa® and Lexapro® for use by pediatric use. The complaint asserts claims under the federal Racketeer Influenced and Corrupt Organizations Act, state consumer protection statutes, and state common laws, alleging that Forest engaged in an off-label marketing scheme and paid illegal kickbacks to physicians to induce prescriptions of Celexa® and Lexapro®. The court granted Forest’s motion to dismiss this complaint in its December 12, 2014 ruling. On August 28, 2014, an action was filed in the federal district court in Washington seeking to certify a nationwide class of consumers and subclasses of Washington and Massachusetts consumers that purchased Celexa® and Lexapro® for pediatric use. The complaint asserts claims under the federal Racketeer Influenced and Corrupt Organizations Act, alleging that Forest engaged in off-label marketing scheme and paid illegal kickbacks to physicians to induce prescriptions of Celexa® and Lexapro®. Forest’s response to the complaint was filed on December 19, 2014. On June 16, 2015, the court issued a ruling on the motion to dismiss, granting it in part and denying it in part. Plaintiffs thereafter filed an amended complaint. Forest moved to dismiss the amended complaint.  On June 9, 2016, the court denied Forest’s motion.

Forest and certain of its affiliates were also named as defendants in two actions filed on behalf of entities or individuals who purchased or reimbursed certain purchases of Celexa® and Lexapro® for pediatric use pending in the Missouri state court. These claims arise from similar allegations as those contained in the federal actions described in the preceding paragraphs. One action, filed on November 6, 2009, was brought by two entities that purchased or reimbursed certain purchases of Celexa® and/or Lexapro®. The complaint asserts claims under the Missouri consumer protection statute and Missouri common law, and seeks unspecified damages and attorneys’ fees. The other action, filed on July 22, 2009, was filed as a putative class action on behalf of a class of Missouri citizens who purchased Celexa® for pediatric use. The complaint asserts claims under the Missouri consumer protection statute and Missouri common law, and seeks unspecified damages and attorneys’ fees. In October 2010, the court certified a class of Missouri domiciliary citizens who purchased Celexa® for pediatric use at any time prior to the date of the class certification order, but who do not have a claim for personal injury. The Company reached agreements with both sets of plaintiffs in the Missouri actions to resolve each matter for payments that are not material to our financial condition or results of operations.

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

In a related matter, on June 27, 2013, Forest filed a Petition for Declaratory Ruling with the FCC requesting that the FCC find that (1) the faxes at issue in the action complied, or substantially complied with the FCC regulation, and thus did not violate it, or (2) the FCC regulation was not properly promulgated under the TCPA. On January 31, 2014, the FCC issued a Public Notice seeking comment on Forest’s and several other similar petitions. On October 30, 2014, the FCC issued a final order on the FCC Petition granting Forest and several other petitioners a retroactive waiver of the opt-out notice requirement for all faxes sent with express consent. The litigation plaintiffs, who had filed comments on the January 2014 Public Notice, have appealed the final order to the Court of Appeals for the District of Columbia. Forest and other petitioners have moved to intervene in the appeal seeking review of that portion of the FCC final order addressing the statutory basis for the opt out/express consent portion of the regulation.  Warner Chilcott has filed a similar petition with the FCC.

Forest and Warner Chilcott believe they have substantial meritorious defenses to the putative class actions brought under the TCPA, and intend to defend the actions vigorously. However, these actions, if successful, could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Prescription Drug Abuse Litigation. On May 21, 2014, the California counties Santa Clara and Orange filed a lawsuit in California state court on behalf of the State of California against several pharmaceutical manufacturers. Plaintiffs named Actavis plc in the suit. The California plaintiffs filed an amended complaint on June 9, 2014. On June 2, 2014, the City of Chicago also filed a complaint in Illinois state court against the same set of defendants, including Actavis plc, that were sued in the California Action. Co-defendants in the action removed the matter to the federal court in Illinois. Both the California and Chicago complaints allege that the manufacturer defendants engaged in a deceptive campaign to promote their products in violation of state and local laws. Each of the complaints seeks unspecified monetary damages, penalties and injunctive relief. Defendants have moved to dismiss the complaints in each action. On May 8, 2015, the court in the Chicago litigation granted the Company’s motion to dismiss the complaint. On August 26, 2015, the City of Chicago filed a second amended complaint. On September 29, 2016, the court in the Chicago litigation granted in part and denied in part defendants’ motion to dismiss the second amended complaint.  In the California action, on August 27, 2015, the court stayed the action based on primary jurisdiction arguments raised in the motions to dismiss. On June 3, 2016, the California plaintiffs filed a motion to lift the stay and a motion for leave to file a third amended complaint.  On July 1, 2016, the Company and codefendants filed joint oppositions to the California plaintiffs’ motion to lift the stay and motion for leave to file a third amended complaint.  On July 27, 2016, the court ordered the California plaintiffs to file another motion for leave to file an amended complaint along with a proposed amended complaint.  On October 19, 2016, the court in the California litigation lifted the stay in part permitting defendants to challenge the third amended complaint and for the parties to discuss settlement and maintaining the stay in all other respects.  On December 15, 2015, the State of Mississippi filed a lawsuit in Mississippi state court against several pharmaceutical manufacturers.  The Mississippi action parallels the allegations in the California and Chicago matters and seeks monetary and equitable relief.  In March and April 2016, the defendants filed motions to dismiss, stay, and transfer venue in the Mississippi action.  The Company anticipates that additional suits will be filed. The Company believes it has several meritorious defenses to the claims alleged. However, an adverse determination in these actions could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Testosterone Replacement Therapy Class Action. On November 24, 2014, the Company was served with a putative class action complaint filed on behalf a class of third party payers in federal court in Illinois. The suit alleges that the Company and other named pharmaceutical defendants violated various laws including the federal Racketeer Influenced and Corrupt Organizations Act and state consumer protection laws in connection with the sale and marketing of certain testosterone replacement therapy pharmaceutical products (“TRT Products”), including the Company’s Androderm® product. This matter was filed in the TRT Products Liability MDL, described in more detail below, notwithstanding that it is not a product liability matter. Plaintiff alleges that it reimbursed third parties for dispensing TRT Products to beneficiaries of its insurance policies. Plaintiff seeks to obtain certain equitable relief, including injunctive relief and an order requiring restitution and/or disgorgement, and to recover damages and multiple damages in an unspecified amount. Defendants filed a joint motion to dismiss the complaint, after which plaintiff amended its complaint. Defendants jointly filed a motion to dismiss the amended complaint, which was granted in part and denied in part on February 3, 2016. The Court dismissed plaintiff’s substantive RICO claims for mail and wire fraud for failure to plead with particularity under Rule 9(b) but granted plaintiffs leave to replead. The court also dismissed plaintiff’s state law statutory claims and common law claims for fraud and unjust enrichment. The Court declined to dismiss plaintiff’s conspiracy claims pursuant to 18 U.S.C. § 1962(d) and its claims for negligent misrepresentation. On March 2, 2016, the defendants jointly filed a Motion for Reconsideration of the court’s ruling on plaintiff’s claims under 18 U.S.C. § 1962(d). Plaintiff filed its Third Amended Complaint on April 7, 2016.  Defendants jointly filed a motion to dismiss the Third Amended Complaint on May 5, 2016, plaintiffs filed opposition to same on June 20, 2016 and defendants jointly filed a reply on July 7, 2016.  On August 2, 2016, the Court dismissed all claims in the Third Amended Complaint against the

Company except Count XXIV alleging conspiracy under 18 U.S.C. § 1962(d).  On August 29, 2016, the Company filed a Motion for Reconsideration or, in the Alternative, Motion to Certify for Interlocutory Appeal, which the Court denied on the September 8, 2016.  Discovery is in the early stages.  The Company believes it has substantial meritorious defenses to the claims alleged and intends to vigorously defend the action. However, an adverse determination in the case could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Xaleron Dispute. On February 5, 2016, Xaleron Pharmaceuticals, Inc. filed a lawsuit against Allergan, Inc. and Actavis, Inc. in state court in New York. The complaint, filed on February 26, 2016, alleges Allergan misappropriated Xaleron’s confidential business information and asserts claims for unfair competition, tortious interference with prospective economic advantage and unjust enrichment. The company filed a motion to dismiss the complaint on April 15, 2016.  On September 13, 2016 the court issued a decision denying the Company’s motion.  The Company filed an answer to the complaint and the parties are now engaged in discovery.  The Company intends to vigorously defend against this action. However, this action, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Patent Litigation

Patent Enforcement Matters

Amrix®. In August 2014, Aptalis Pharmatech, Inc. (“Aptalis”) and Ivax International GmbH (“Ivax”), Aptalis’s licensee for Amrix, brought an action for infringement of U.S. Patent No. 7,790,199 (the “’199 patent”), and 7,829,121 (the “’121 patent”) in the U.S. District Court for the District of Delaware against Apotex Inc. and Apotex Corp. (collectively “Apotex”). Apotex has notified Aptalis that it has filed an ANDA with the FDA seeking to obtain approval to market a generic version of Amrix before these patents expire. (The ’199 and ’121 patents expire in November 2023.) This lawsuit triggered an automatic stay of approval of Apotex’s ANDA until no earlier than December 27, 2016 (unless there is a final court decision adverse to Forest sooner, and subject to any other exclusivities, such as a first filer 180 day market exclusivity). A bench trial concluded on November 17, 2015. Post-trial briefing concluded on April 8, 2016. On September 29, 2016, Adare Pharmaceuticals, Inc., and Ivax filed suit in U.S. District Court for the

District of Delaware against Apotex asserting that Apotex’s generic product will infringe U.S. Patent No. 9,399,025.  No schedule has been set.  The Company believes it has meritorious claims to prevent the generic applicant from launching a generic version of Amrix. However, there can be no assurance a generic version will not be launched.

Bystolic® IPR. On December 23, 2015, Forest Laboratories Holdings Limited (“Forest”) received a notification letter that an Inter Partes Review of the USPTO (“IPR”) petition was filed by Lower Drug Prices for Consumers, LLC (“LDPC”) regarding U.S. Patent No. 6,545,040, expiring on December 17, 2021 (the “’040 Patent”). LDPC filed the IPR petition on December 22, 2015, and refiled a corrected petition on January 20, 2016. Forest filed a Patent Owner’s Preliminary Response on April 22, 2016. On July 1, 2016, the USPTO Patent and Trial Appeal Board (“PTAB”) filed their decision denying institution of the IPR.  Thereafter, LDPC filed a Request for Rehearing of the decision denying institution of the IPR.  On October 19, 2016, the PTAB denied the Request for Rehearing.

Canasa®. In July 2013, Aptalis Pharma US, Inc. and Aptalis Pharma Canada Inc. brought actions for infringement of U.S. Patent Nos. 8,217,083 (the “’083 patent”) and 8,436,051 (the “’051 patent”) in the U.S. District Court for the District of New Jersey against Mylan and Sandoz. These companies have notified Aptalis that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Canasa® before these patents expire. Amended complaints were filed against these companies in November 2013 adding claims for infringement of U.S. Patent No. 7,854,384 (the “’384 patent”). The ’083, ’051, and ’384 patents expire in June 2028. On November 11, 2015, Aptalis entered into a settlement agreement with Mylan. Under the terms of the settlement agreement, Mylan may launch its generic version of Canasa® on December 15, 2018, or earlier under certain circumstances. On March 22, 2016, Aptalis entered into a settlement agreement with Sandoz. On December 14, 2015, Aptalis brought an action for infringement of the ’083, ’051, and ’384 patents in the U.S. District Court for the District of New Jersey against Pharmaceutical Sourcing Partners, Inc. (“PSP”). PSP had notified Aptalis that it had filed an ANDA with the FDA seeking to obtain approval to market generic versions of Canasa® before certain of these patents expire. This lawsuit triggered an automatic stay of approval of PSP’s ANDA that expires no earlier than May 2018 (unless a court issues a decision adverse to Aptalis sooner). On December 23 and 27, 2015, Aptalis brought actions for infringement of the ’083, ’051, and ’384 patents in the U.S. District Courts for the District of New Jersey and the District of Delaware, respectively, against Delcor Asset Corp., Renaissance Pharma, Inc. and Renaissance Acquisition Holdings, LLC (“Delcor”). Delcor has notified Aptalis that it has filed an ANDA with the FDA seeking to obtain approval to market generic versions of Canasa before certain of these patents expire. These lawsuits triggered an automatic stay of approval of Delcor’s ANDA that expires no earlier than May 2018 (unless there is a final court decision adverse to Aptalis sooner). On March 14, 2016, Aptalis filed a motion to dismiss PSP’s Seventh and Eighth counterclaims alleging unfair competition and tortious interference under state law, or in the alternative, to bifurcate the trial and stay discovery relating to PSP’s Seventh and Eighth counterclaims. Trial is scheduled for November 2017 in the PSP action. On April 8, 2016, Aptalis entered into a settlement agreement with Delcor. On May 27, 2016, the Court denied Aptalis’ motion to the extent that it concerns dismissal of PSP’s Seventh and Eighth counterclaims, denied without prejudice to the extent that the motion concerns bifurcation and a stay and granted leave to Aptalis to move again concerning bifurcation and a stay. On June 24, 2016, Aptalis filed an answer to PSP’s counterclaims. On October 13, 2016, Aptalis entered into a settlement agreement with PSP, and the case was dismissed on October 20, 2016.

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

On May 19, 2016, Sandoz filed an opposed motion for leave to amend its answer and counterclaim seeking to add a count for declaratory judgment of invalidity of the ‘149 Patent. On July 20, 2016, Alcon and Sandoz filed motions for summary judgment of invalidity and non-infringement of claim 4 of the ‘149 Patent, and Allergan filed a motion for summary judgment of infringement of claim 4 of the ‘149 Patent and to preclude Sandoz from re-challenging the validity of that claim. On September 30, 2016, the Court denied the parties’ motions for summary judgment.  Trial began October 25, 2016. . While the Company intends to vigorously defend the patents at issue in this litigation, Allergan can offer no assurance as to whether the lawsuit will be successful and that a generic version will not be launched.

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

Gelnique® 10% gel. In October 2015, Actavis Laboratories, UT, Inc. (“Actavis”) filed a complaint in the U.S. District Court for the District of Delaware for infringement of U.S. Patent Nos. 7,029,694 (“’694 Patent”), 7,179,483 (“’483 Patent”), 8,241,662 (“’662 Patent”), and 8,920,392 (“’392 Patent”) against Par Pharmaceutical, Inc. (“Par”). Par notified Plaintiff that it has filed an ANDA with the FDA seeking to obtain approval to market generic versions of Gelnique® 10% gel before the ’694 Patent, ’483 Patent, ’662 Patent, and the ’392 Patent expires. The ’694, ’483, and ’662 Patents expire in April 2020, and the ’392 Patent expires in March 2031. This lawsuit triggered an automatic stay of approval of Par’s ANDA that expires no earlier than February 19, 2018 (unless there is a final court decision adverse to Plaintiff sooner). In June and July 2016, the Court entered stipulations and orders staying this litigation.  On October 4, 2016, the parties entered into a settlement agreement, and the case was dismissed.

Lastacaft®. In May 2016, Allergan, Inc. (“Allergan”) and Vistakon Pharmaceuticals, LLC (“Vistakon”) filed a complaint in the U.S. District Court for the District of Delaware for infringement of U.S. Patent No. 8,664,215 (“’215 Patent”) against Somerset Therapeutics, LLC (“Somerset”). Somerset notified Allergan and Vistakon that it has filed an ANDA with the FDA seeking to obtain approval to market generic versions of Lastacaft® before the ‘215 Patent expires.   On October 18, 2016, the parties entered into a settlement agreement, and the case was dismissed.

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

Linzess®. In October 2016, the Company and Ironwood received Paragraph IV certification notice letters from Teva Pharmaceuticals USA, Inc. (“Teva”) indicating that it had submitted to FDA an ANDA seeking approval to manufacture and sell a generic version of LINZESS® 145 mcg and 290 mcg capsules (“LINZESS”) before the expiration of the nine patents listed in the

Orange Book, including U.S. Patent Nos. 7,304,036 (the “‘036 Patent”); 7,371,727 (the “‘727 Patent”); 7,704,947 (the “‘947 Patent”); 7,745,409 (the “‘409 Patent”); 8,080,526 (the “‘526 Patent”); 8,110,553 (the “‘553 Patent”); 8,748,573 (the “‘573 Patent”); 8,802,628 (the “‘628 Patent”); and 8,933,030 (the “‘030 Patent”). In October 2016, the Company and Ironwood also received Paragraph IV certification notice letters from Aurobindo Pharma Ltd. (“Aurobindo”) indicating that it had submitted to FDA an ANDA seeking approval to manufacture and sell a generic version of LINZESS before the expiration of the ‘573, ‘628 and ‘030 Patents. (The ‘727, ‘947, ‘409, ‘526 and ‘553 Patents expire in January 2024; the ‘036 Patent expires in August 2026; and the ‘573, ‘628 and ‘030 Patents expire in 2031.) Teva and Aurobindo claim that the patents discussed in their respective notice letters are invalid, unenforceable and/or would not be infringed.  The Company is evaluating patent infringement actions in response to these ANDA filings.

Namenda XR®. Between January and October 2014, Forest Laboratories, Inc., Forest Laboratories Holdings, Ltd. (collectively, “Forest”) and Merz Pharma and Adamas Pharmaceuticals, Forest’s licensors for Namenda XR® (all collectively, “Plaintiffs”), brought actions for infringement of some or all of U.S. Patent Nos. 5,061,703 (the “‘703 patent”), 8,039,009 (the “‘009 patent”), 8,168,209 (the “‘209 patent”), 8,173,708 (the “‘708 patent”), 8,283,379 (the “‘379 patent”), 8,329,752 (the “‘752 patent”), 8,362,085 (the “‘085 patent”), and 8,598,233 (the “‘233 patent”) in the U.S. District Court for the District of Delaware against Wockhardt, Teva, Sun, Apotex, Anchen, Zydus, Watson, Par, Mylan, Amneal, Ranbaxy, and Amerigen, and related subsidiaries and affiliates thereof. These companies have notified Plaintiffs that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Namenda XR® before these certain patents expire. Including a 6-month pediatric extension of regulatory exclusivity, the ‘703 patent expires in October 2015, the ‘009 patent expires in September 2029, and the ‘209, ‘708, ‘379, ‘752, ‘085, and ‘233 patents expire in May 2026. These lawsuits triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than June 2016 (unless there is a final court decision adverse to Plaintiffs sooner). On June 11, 2014, Mylan filed a motion to dismiss for lack of personal jurisdiction, which the district court denied on March 30, 2015. On December 18, 2014, Ranbaxy filed an IPR before the Patent Trial and Appeal Board, U.S. Patent and Trademark Office, with respect to the ‘085 patent. Adamas filed a preliminary response on April 14, 2015. On May 1, 2015, Forest entered into a settlement agreement with Ranbaxy. On May 15, 2015, the Patent Trial and Appeal Board granted Adamas and Ranbaxy’s joint motion to terminate the case. On October 17, 2014, Forest and Actavis Laboratories FL, Inc. (f/k/a Watson Laboratories, Inc. — Florida) filed a stipulation dismissing their respective claims without prejudice. On November 3, 2014, Plaintiffs entered into a settlement agreement with Wockhardt. Under the terms of the settlement agreement, and subject to review of the settlement terms by the U.S. Federal Trade Commission, Plaintiffs will provide a license to Wockhardt that will permit it to launch its generic version of Namenda XR® as of the date that is the later of (a) two (2) calendar months prior to the expiration date of the last to expire of the ‘703 patent, the ‘209 patent, the ‘708 patent, the ‘379 patent, the ‘752 patent, the ‘085 patent, and the ‘233 patent, including any extensions and/or pediatric exclusivities; or (b) the date that Wockhardt obtains final FDA approval of its ANDA, or earlier in certain circumstances. On January 13, 2015, Plaintiffs entered into settlement agreements with Anchen and Par. Under the terms of the settlement agreements, and subject to review of the settlement terms by the U.S. Federal Trade Commission, Plaintiffs will provide licenses to Anchen and Par that will permit them to launch their generic versions of Namenda XR® as of the date that is the later of (a) two (2) calendar months prior to the expiration date of the last to expire of the ‘209 patent, the ‘708 patent, the ‘379 patent, the ‘752 patent, the ‘085 patent, and the ‘233 patent, as well as the ‘009 patent for Par only, including any extensions and/or pediatric exclusivities; or (b) the dates that Anchen and Par obtain final FDA approval of their respective ANDAs, or earlier in certain circumstances. On May 11, 2015, Forest entered into a settlement agreement with Sun. On August 18, 2015, Forest entered into a settlement agreement with Zydus. On September 9, 2015, Forest entered into a settlement agreement with Amneal. Under the terms of the settlement agreement, and subject to review of the settlement terms by the U.S. Federal Trade Commission, Plaintiffs will provide a license to Amneal that will permit it to launch its generic version of Namenda XR® beginning January 31, 2020, following receipt by Amneal of final approval from the FDA on its ANDA for generic Namenda XR®; or (b) under certain circumstances, Amneal has an option to launch an authorized generic version of Namenda XR® beginning on January 31, 2021. The Company entered into a settlement agreement with Amerigen on October 20, 2015. The Company entered into a settlement agreement with Mylan on November 16, 2015. The Company entered into a settlement agreement with Lupin on December 22, 2015. On January 5, 2016, the district court issued a claim construction ruling that included findings of indefiniteness as to certain claim terms in the asserted patents. On February 11, 2016, the Company settled with Apotex. Trial began on February 16, 2016 with the remaining defendant Teva with respect to the ‘009 patent. Post-trial briefing concluded on April 29, 2016.  The Parties have reached agreement on settlement with Teva subject to Court approval. In June 2016, after reaching an agreement to settle, the parties filed and the Court entered a judgment of infringement in favor of Plaintiffs and against Teva regarding the ‘009 patent. On July 26, 2016, the Court entered a final judgment of invalidity of claim 1 of the ‘209 patent, claims 1, 6, 10 and 15 of the ‘708 patent, claim 1 of the ‘379 patent, claims 1 and 9 of the ‘752 patent, claims 1 and 7 of the ‘085 patent and claim 1 of the ‘233 patent in favor of Teva. On August 23, 2016, the Company filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit in the actions involving Teva with respect to the district court’s January 5, 2016 claim construction opinion and order, and the July 26, 2016 final judgment of invalidity. On August 24, 2016, the U.S. Court of Appeals for the Federal Circuit docketed the appeal filed by the Company. The Company’s opening brief is due on December 8, 2016.  The Company believes that its arguments on appeal are substantial and meritorious.  On September 29, 2016, the Company issued a press release following announcement of ANDA approvals, including FDA final approval by Lupin.  If the district court ruling is upheld on appeal to the U.S. Court of Appeals for the Federal Circuit, there is a possibility that generic entry for Namenda XR could occur following an adverse decision. On October 9, 2015, the Company also brought an action for infringement of the ‘009, ‘209, ‘708, ‘379, ‘752, ‘085, and ‘233 patents in the U.S.

District Court for the District of Delaware against Accord Healthcare, Inc. and Intas Pharmaceuticals Limited (collectively, “Accord”). The Accord defendants have notified Plaintiffs that they have filed an ANDA with the FDA seeking to obtain approval to market generic versions of Namenda XR® before these patents expire. On January 14, 2016, Forest entered into a settlement agreement with Accord. On December 8, 2015, the Company also brought an action for infringement of the ‘209, ‘708, ‘379, ‘752, ‘085, and ‘233 patents in the U.S. District Court for the District of Delaware against Panacea Biotec, Ltd. (“Panacea”). Panacea has notified Plaintiffs that it has filed an ANDA with the FDA seeking to obtain approval to market generic versions of Namenda XR® before these patents expire. On May 17, 2016, the Company entered into a settlement agreement with Panacea.

Namzaric®. On August 27, 2015, Forest Laboratories, LLC, Forest Laboratories Holdings, Ltd. (collectively, “Forest”) and Adamas Pharmaceuticals, Inc. (all collectively, “Plaintiffs”), brought an action for infringement of some or all of U.S. Patent Nos. 8,039,009 (the “’009 patent”), 8,058,291 (the “‘291 patent”), 8,168,209 (the “‘209 patent”), 8,173,708 (the “‘708 patent”), 8,283,379 (the “‘379 patent”), 8,293,794 (the “‘794 patent”), 8,329,752 (the “‘752 patent”), 8,338,485 (the “‘485 patent”), 8,338,486 (the “‘486 patent”), 8,362,085 (the “‘085 patent”), 8,580,858 (the “‘858 patent”) and 8,598,233 (the “‘233 patent”) in the U.S. District Court for the District of Delaware against Amneal Pharmaceuticals LLC and Par Pharmaceutical, Inc., and related subsidiaries and affiliates thereof. These companies have notified Plaintiffs that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Namzaric® before these certain patents expire. Including a 6-month pediatric extension of regulatory exclusivity, the ‘009 patent expires in September 2029, and the ‘209, ‘708, ‘379, ‘752, ‘085, and ‘233 patents expire in May 2026. The ‘291 patent expires in December 2029, and the ‘794, ‘485, ‘486, and ‘858 patents expire in November 2025. These lawsuits triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than January 2018 (unless there is a final court decision adverse to Plaintiffs sooner). On October 23, 2015, the Company also brought an action for infringement of the ‘009, ‘291, ‘209, ‘708, ‘379, ‘794, ‘752, ‘485, ‘486, ‘085, ‘858 and ‘233 patents in the U.S. District Court for the District of Delaware against Amerigen Pharmaceuticals, Inc. and Amerigen Pharmaceuticals Ltd. (collectively, “Amerigen”). The Amerigen defendants have notified Plaintiffs that they have filed an ANDA with the FDA seeking to obtain approval to market generic versions of Namzaric® before these certain patents expire. On January 5, 2016, the district court in the Namenda XR® patent litigations issued a claim construction ruling that included findings of indefiniteness as to certain claim terms in certain of the patents also asserted in the pending Namzaric® patent litigations. The Company entered into a settlement agreement with Par on April 29, 2016. Under the terms of the settlement agreement, and subject to review of the settlement terms by the U.S. Federal Trade Commission, Plaintiffs will provide a license to Par that will permit it to launch its generic version of Namzaric® as of June 5, 2029, or earlier in certain circumstances. Trial is scheduled for October 2017. In June 2016, Forest filed a motion for leave to file an amended complaint to add the ‘009 patent against Amneal, which the District Court granted on July 19, 2016. On May 20, 2016, the Company also brought an action for infringement of the ‘009, ‘291, ‘209, ‘708, ‘379, ‘794, ‘752, ‘485, ‘486, ‘085, ‘858 and ‘233 patents in the U.S. District Court for the District of Delaware against Accord Healthcare Inc. USA and Intas Pharmaceuticals Limited (collectively, “Accord”). The Accord defendants have notified Plaintiffs that they have filed an ANDA with the FDA seeking to obtain approval to market generic versions of Namzaric® before these certain patents expire. The Company entered into a settlement agreement with Accord on July 20, 2016. On August 30, 2016, Plaintiffs entered into a settlement agreement with Amneal, who is believed to be a first applicant.  Under the terms of the agreement, and subject to review of the settlement terms by the U.S. Federal Trade Commission, Plaintiffs will provide a license to Amneal that will permit it to launch its generic version of Namzaric® as of January 1, 2025, or earlier in certain circumstances.  Alternatively, under certain circumstances, Amneal has an option to launch an authorized generic version of Namzaric beginning on January 1, 2026.  On October 21, 2016, Plaintiffs entered into a settlement agreement with Amerigen, and the case was dismissed.

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

Restasis® IPR. On June 6, 2016, Allergan, Inc. (“Allergan”) received  notification letters that Inter Partes Review of the USPTO (“IPR”) petitions were filed by Mylan Pharmaceuticals Inc. (“Mylan”) regarding U.S. Patent Nos. 8,629,111 (the “‘111 patent”), 8,633,162 (the “‘162 patent”), 8,642,556 (the “‘556 patent”), 8,648,048 (the “‘048 patent”), 8,685,930 (the “‘930 patent”), and 9,248,191 (the “‘191 patent”), which patents expire on August 27, 2024. Mylan filed the IPR petition on June 3, 2016. On June 23, 2016, Allergan received a notification letter that a IPR petition and motion for joinder was filed by Argentum Pharmaceuticals LLC (“Argentum”) regarding the ’111 patent.

Saphris®. Between September 2014 and May 2015, Forest Laboratories, LLC, and Forest Laboratories Holdings, Ltd. (collectively, “Forest”) brought actions for infringement of some or all of U.S. Patent Nos. 5,763,476 (the “‘476 patent”), 7,741,358 (the “‘358 patent”) and 8,022,228 (the “‘228 patent”) in the U.S. District Court for the District of Delaware against Sigmapharm Laboratories, LLC, Hikma Pharmaceuticals, LLC, Breckenridge Pharmaceutical, Inc., Alembic Pharmaceuticals, Ltd. and Amneal Pharmaceuticals, LLC, and related subsidiaries and affiliates thereof. Including a 6-month pediatric extension of regulatory exclusivity, the ‘476 patent expires in December 2020, and the ‘358 and ‘228 patents expire in October 2026. These lawsuits triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than February 13, 2017 (unless a court issues a decision adverse to Forest sooner). On February 3, 2015, the District Court consolidated the then-pending actions for all purposes. On September 30, 2015, the District Court consolidated all pending actions. On March 28, 2016, the Court entered Forest and Hikma’s proposed joint stipulation and order of adverse judgment and dismissal of claims related to the ‘358 and ‘228 patents. In April 2016, the Court granted the proposed consent judgment of non-infringement and order of dismissal of counterclaims related to the ‘358 and ‘228 patents, as well as a stipulation and order with respect to infringement of Claims 1, 2, and 6 of the ʼ476 patent, between Plaintiffs and Breckenridge. The Court also granted the proposed stipulation of entry and proposed order of adverse judgment and dismissal of counterclaims related to the ʼ358 and ʼ228 patents between Plaintiffs and Sigmapharm. Trial is scheduled to begin in October 2016 with respect to the ‘476 patent, the only remaining patent-in-suit. In April, May and July 2016, the Court granted the proposed stipulations and orders of infringement of certain claims of the ‘476 patent as to Hikma, Breckenridge and Alembic. On October 13, 2016, the Court stayed trial as to Sigmapharm and extended the 30-month stay as to Sigmapharm.  Trial started on October 24, 2016.  The Company believes it has meritorious claims to prevent the generic applicants from launching a generic version of Saphris®. However, there can be no assurance a generic version will not be launched.

Savella®. Between September 2013 and February 2014, Forest Laboratories, Inc., Forest Laboratories Holdings, Ltd. (collectively, “Forest”) and Royalty Pharma Collection Trust (“Royalty”), Forest’s licensor for Savella®, brought actions for infringement of U.S. Patent Nos. 6,602,911 (the “‘911 patent”), 7,888,342 (the “‘342 patent”), and 7,994,220 (the “‘220 patent”) in the U.S. District Court for the District of Delaware against Amneal, Apotex, First Time US Generics, Glenmark, Hetero, Lupin, Mylan, Par, Ranbaxy, and Sandoz, and related subsidiaries and affiliates thereof. These companies have notified Forest and Royalty that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Savella before these patents expire. (The ‘342 patent expires in November 2021, the ‘911 patent expires in January 2023, and the ‘220 patent expires in September 2029.) These lawsuits triggered an automatic stay of approval of the applicable ANDAs until July 14, 2016 (unless a court issues a decision adverse to Forest and Royalty Pharma sooner). On March 7, 2014, Forest and Royalty voluntarily dismissed, without prejudice, all claims against Sandoz. On March 20, 2014, the district court consolidated all of the remaining pending actions for all purposes and issued a scheduling order setting a trial date in January 2016. On May 12, 2014, Forest and Royalty entered into a settlement agreement with First Time US Generics. Under the terms of the settlement agreement, and subject to review of the settlement terms by the U.S. Federal Trade Commission, Forest will provide a license to First Time that will permit it to launch its generic version of Savella® as of the date that is the later of (a) six (6) -calendar months prior to the expiration date of the last to expire of the ‘911 patent, the ‘342 patent, and the ‘220 patent, including any extensions and/or pediatric exclusivities; or (b) the date that First Time obtains final FDA approval of its ANDA, or earlier in certain circumstances. On December 15, 2014, Forest and Royalty entered into a settlement agreement with Ranbaxy. On April 8, 2015, Defendants filed a motion to dismiss for lack of standing. On or about April 29, 2015, Forest entered into a settlement agreement with Par that will permit Par to launch its generic version of Savella® as of the date that is the later of (a) six (6) calendar months prior to the expiration date of the last to expire of the ‘911 patent, the ‘342 patent, and the ‘220 patent, including any extensions and/or pediatric exclusivities; or (b) the date that Par obtains final FDA approval of its ANDA, or earlier in certain circumstances. On December 11, 2015, Forest and Royalty entered into settlement agreements with Hetero and Glenmark. On January 8, 2016, Forest and Royalty entered into a settlement agreement with Amneal. On January 19, 2016, Forest and Royalty entered into a settlement agreement with Apotex. The defendants under these agreements may enter the market as of March 19, 2026. A bench trial concluded on January 26, 2016. Post-trial briefing concluded on April 26, 2016. In June 2016, Forest and Royalty entered into a settlement agreement with Lupin. On July 11, 2016, the Court entered an order, opinion and judgment in favor of Plaintiffs and against Mylan, that Mylan infringes the asserted claims of the ‘911, ‘342 and ‘220 patents, and that the asserted claims of the ‘911, ‘342 and ‘220 patents are valid.  On August 9, 2016, Mylan filed a notice of appeal.  On September 30, 2016, Forest and Royalty entered into a settlement agreement with Mylan, and the appeal was dismissed.  Pursuant to the settlement agreement, Mylan may enter the market as of March 19, 2026, or earlier under certain circumstances.

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

In April 2016, Forest filed a complaint for infringement of the ʼ175 patent in the U.S. District Court for the District of Delaware against Apotex. Apotex had notified Forest and Takeda that they have filed an ANDA with the FDA seeking to obtain approval to market generic versions of Teflaro® before the ʼ175 patent expires in April 2022. This lawsuit triggered an automatic stay of approval of the applicable ANDA with respect to the ’175 patent until September 8, 2018 (unless a court issues a decision adverse to Forest and Takeda sooner). In May 2016, Apotex filed an answer and counterclaim as to the ‘175 patent and Forest filed an answer to Apotex’s counterclaims. On June 14, 2016, Allergan filed a motion for consolidation and the Court entered an order consolidating C.A. 1:16-cv-00269-GMS, into C.A. 1:15-cv-00018-GMS, (the “Lead” case). On July 27, 2016, Forest and Takeda dismissed the ‘055 and ‘973 patents with respect to Sandoz.  On August 5, 2016, Forest and Takeda dismissed the ‘175 patent as to Sandoz, leaving the ‘400 patent as the only patent asserted against Sandoz.  The ‘175 patent and the ‘400 patent are still asserted against Apotex.  While the company intends to vigorously defend the patents at issue in this litigation, Forest can offer no assurance as to whether the lawsuit will be successful and that a generic version will not be launched.

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

Product Liability Litigation

Actonel® Litigation. Warner Chilcott is a defendant in approximately 171 cases and a potential defendant with respect to approximately 374  unfiled claims involving a total of approximately 554 plaintiffs and potential plaintiffs relating to Warner Chilcott’s bisphosphonate prescription drug Actonel®. The claimants allege, among other things, that Actonel® caused them to suffer osteonecrosis of the jaw (“ONJ”), a rare but serious condition that involves severe loss or destruction of the jawbone, and/or atypical fractures of the femur (“AFF”). All of the cases have been filed in either federal or state courts in the United States. Warner Chilcott is in the initial stages of discovery in these litigations. In addition, Warner Chilcott is aware of four purported product liability class actions that were brought against Warner Chilcott in provincial courts in Canada alleging, among other things, that Actonel® caused the plaintiffs and the proposed class members who ingested Actonel® to suffer atypical fractures or other side effects. It is expected that these plaintiffs will seek class certification. Plaintiffs have typically asked for unspecified monetary and injunctive relief, as well as attorneys’ fees. Warner Chilcott is indemnified by Sanofi for certain Actonel claims pursuant to a collaboration agreement relating to the two parties’ co-promotion of the product in the United States and other countries. In addition, Warner Chilcott is also partially indemnified by the Procter & Gamble Company (“P&G”) for ONJ claims that were pending at the time Warner Chilcott acquired P&G’s global pharmaceutical business in October 2009. In May and September 2013, Warner Chilcott entered into two settlement agreements that resolved a majority of the then-existing ONJ-related claims which are subject to the acceptance by the individual respective claimants.

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

Benicar® Litigation. The Company is named in approximately 1,740 actions involving allegations that Benicar®, a treatment for hypertension that Forest co-promoted with Daiichi Sankyo between 2002 and 2008, caused certain gastrointestinal injuries. Under Forest’s Co-Promotion Agreement, Daiichi Sankyo is defending us in these lawsuits.

Celexa®/Lexapro® Litigation. Forest and its affiliates are defendants in approximately 179 actions alleging that Celexa® or Lexapro® caused various birth defects. Several of the cases involve multiple minor-plaintiffs. The majority of these actions have been consolidated in state court in Missouri where one case is set for trial in May 2017. There are also four matters pending in state court in New Jersey where one case is set for trial in February 2017.  There are birth defect cases pending in other jurisdictions, none of which are set for trial.

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

Testosterone Litigation. Beginning in 2014, a number of product liability suits were filed against the Company and certain of its affiliates, as well as other manufacturers and distributors of testosterone products, for personal injuries including but not limited to cardiovascular events allegedly arising out of the use of Androderm®testosterone cypionate, AndroGel and/or testosterone enanthate. Actavis, Inc. and/or one or more of its subsidiaries have been served in approximately 547 currently pending actions, one of which is pending in state courts and the remainder of which are pending in federal court. The federal court actions have been consolidated in an MDL in federal court in Illinois. The defendants have responded to the plaintiffs’ master complaint in the MDL. Plaintiffs have dismissed all claims relating to any of Actavis’ generic TRT products from the cases. These cases are in the initial stages and discovery is ongoing. The Company anticipates that additional suits will be filed. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Government Investigations, Government Litigation and Qui Tam Litigation

Forest. Forest received a subpoena dated August 5, 2013 from the U.S. Department of Health and Human Services, Office of Inspector General. The subpoena requests documents relating to the marketing and promotion of Bystolic®, Savella®, and Namenda®, including with respect to speaker programs for these products. In February 2014, the U.S. District Court for the Eastern District of Wisconsin unsealed a qui tam complaint. The complaint asserts claims under the False Claims Act and contains allegations regarding off-label promotion of Bystolic® and Savella® and “kickbacks” provided to physicians to induce prescriptions of Bystolic®, Savella®, and Viibryd®. Forest moved to dismiss the complaint. On January 6, 2015, the court granted Forest’s motion to dismiss the complaint. On February 5, 2016, the relator filed a second amended complaint. The U.S. Attorney’s Office declined to intervene in this action but has reserved the right to do so at a later date. On February 23 and 24, 2016, the parties participated in a non-binding mediation. As a result of the mediation, a framework now exists for the parties to reach an agreement to settle this matter. The settlement, if approved, would include the dismissal of the action pending in federal court in Wisconsin.  The Company has recorded a contingent liability for the quarter ended September 30, 2016 under ASC 450, Contingencies, based on its analysis of this matter, however, there can be no assurance that the Company’s estimate will not differ materially from the recorded contingent liability.  The Company continues to cooperate with this investigation and to discuss these issues with the government.

Forest received a subpoena, dated April 29, 2015, from the U.S. Department of Health and Human Services, Office of Inspector General (“OIG”). The subpoena requests documents relating to Average Manufacturer (“AMP”) and Best Price calculations for several of its products. Subsequently, Forest received a Civil Investigative Demand from the OIG, dated August 16, 2016 primarily related to the calculation of Best Price. The Company is cooperating fully with the OIG’s requests.

In April 2014, the federal district court in Massachusetts unsealed a qui tam complaint which asserts claims under the False Claims Act and contains allegations regarding off-label promotion of Namenda®. The Company filed a motion to dismiss the relator’s Second Amended Complaint and the court granted in part and denied in part Forest’s motion, dismissing the False Claims Act conspiracy claim only. On October 7, 2016, the Company filed a second motion to dismiss the relator’s Second Amended Complaint based on newly discovered evidence.  The U.S. Attorney’s Office declined to intervene in this action but has reserved the right to do so at a later date.  The Company intends to vigorously defend itself in this litigation. However, this case is in the early stages, it is impossible to predict with certain the outcome of this case, and the Company can offer no assurance as to when the lawsuit will be decided, whether the Company will be successful in its defense and whether any additional similar suits will be filed. If this claim is successful, such claim could adversely affect the Company and could have a material adverse effect on the Company’s business, financial condition, results of operation and cash flows.

Forest and certain of its affiliates are defendants in three state court actions pending in Illinois, Utah and Wisconsin involving qui tam actions alleging generally that the plaintiffs (all government agencies) were overcharged for their share of Medicaid drug reimbursement costs. Discovery is ongoing in these actions.  Forest and the other defendants filed a motion to dismiss Utah’s amended complaint. This motion to dismiss was denied in part, and discovery is proceeding. On February 17, 2014, the Wisconsin state court granted defendants’ motion to dismiss plaintiff’s Second Amended Complaint. However, the relator filed a separate action making the same basic allegations as in its amended complaint in the original action. The Company intends to continue to vigorously defend against these actions. At this time, the Company does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

On December 28, 2015, a putative class action complaint was filed in state court in Pennsylvania on behalf of a putative class of private payers. Defendants removed the complaint to the federal court in Pennsylvania.  The complaint alleges that manufacturers of generic drugs including a subsidiary of Forest Laboratories, Inc. that in the past had marketed generic products, caused plaintiffs to overpay for prescription drug products through the use of inflated AWPs. The complaint alleges violations of the Pennsylvania Unfair Trade Practices and Consumer Protection Law, negligent misrepresentation/fraud, unjust enrichment, civil conspiracy and aiding and abetting. Defendants removed this action to the federal court in Pennsylvania under the Class Action Fairness Act. Plaintiffs filed an amended complaint on March 29, 2016.  On May 3, 2016, the court issued an order staying all deadlines in this action.  An additional complaint then was filed in state court in Pennsylvania on behalf an individual indirect purchaser containing similar allegations to the class complaint.

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

Teva Assumed Liabilities

The following matter was assumed by Teva as part of the completion of the divestiture of the Anda Distribution business to Teva on October 3, 2016.

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

In a related matter, in November 2010 Anda filed a petition with the FCC, asking the FCC to clarify the statutory basis for its regulation requiring “opt-out” language on faxes sent with express permission of the recipient (the “FCC Petition”). On May 2, 2012, the Consumer & Governmental Affairs Bureau of the FCC dismissed the FCC Petition. On May 14, 2012, Anda filed an application for review of the Bureau’s dismissal by the full Commission, requesting the FCC to vacate the dismissal and grant the relief sought in the FCC Petition. The FCC did not rule on the application for review. On June 27, 2013, Forest filed a Petition for Declaratory Ruling with the FCC requesting that the FCC find that (1) the faxes at issue in the action complied, or substantially complied with the FCC regulation, and thus did not violate it, or (2) the FCC regulation was not properly promulgated under the TCPA. On January 31, 2014, the FCC issued a Public Notice seeking comment on several other recently-filed petitions, all similar to the one Anda filed in 2010. On October 30, 2014, the FCC issued a final order on the FCC Petition granting Anda and several other petitioners a retroactive waiver of the opt-out notice requirement for all faxes sent with express consent. The litigation plaintiffs, who had filed comments on the January

2014 Public Notice, have appealed the final order to the Court of Appeals for the District of Columbia. Anda and other petitioners have moved to intervene in the appeal seeking review of that portion of the FCC final order addressing the statutory basis for the opt out/express consent portion of the regulation.

NOTE 21 — Warner Chilcott Limited (“WCL”) Guarantor and Non-Guarantor Condensed Consolidating Financial Information

The following financial information is presented to segregate the financial results of WCL, Actavis Funding SCS, and Actavis Finance, LLC (the issuers of the long-term notes), the guarantor subsidiaries for the long-term notes and the non-guarantor subsidiaries. The guarantors jointly and severally, and fully and unconditionally, guarantee the Company’s obligation under the long-term notes.

The information includes elimination entries necessary to consolidate the guarantor and the non-guarantor subsidiaries. Investments in subsidiaries are accounted for using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries, equity and intercompany balances and transactions.

WCL, Actavis Capital S.a.r.l. and Actavis Finance, LLC are guarantors of the long-term notes.

Warner Chilcott Limited has revised its consolidating financial statements as previously presented in Footnote 21 of the September 30, 2015 Quarterly Report on Form 10-Q and its December 31, 2015 balance sheet in Footnote 26 of the Annual Report due to a change in the Company’s legal entity structure and other reclassifications that occurred during the nine months ended September 30, 2016.  As a result, prior period information has been recast to conform to the current period presentation.

The following financial information presents the consolidating balance sheets as of September 30, 2016 and December 31, 2015, the related statement of operations for the three and nine months ended September 30, 2016 and 2015 and the statement of cash flows for the nine months ended September 30, 2016 and 2015.

Warner Chilcott Limited

Consolidating Balance Sheets

As of September 30, 2016

(Unaudited; in millions)

Current assets:	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash and cash equivalents	$0.1	$2,101.1	$-	$-	$5,421.6	$-	$7,522.8
Marketable securities	-	-	-	-	19,837.6	-	19,837.6
Accounts receivable, net	-	-	-	-	2,398.5	-	2,398.5
Receivable from Parents	-	-	-	-	2,828.7	-	2,828.7
Inventories, net	-	-	-	-	705.5	-	705.5
Intercompany receivables	-	22,969.8	3,400.3	78.7	23,471.2	(49,920.0)	-
Prepaid expenses and other current assets	-	9.2	-	21.3	739.1	-	769.6
Current assets held for sale	-	-	-	-	455.9	-	455.9
Total current assets	0.1	25,080.1	3,400.3	100.0	55,858.1	(49,920.0)	34,518.6
Property, plant and equipment, net	-	-	-	-	1,566.3	-	1,566.3
Investments and other assets	-	-	-	16.4	324.7	-	341.1
Investment in subsidiaries	90,318.4	90,267.6	-	73,710.3	-	(254,296.3)	-
Non current intercompany receivables	-	46,647.4	22,483.3	-	57,859.6	(126,990.3)	-
Non current receivables from Parents	-	-	-	-	3,985.0	-	3,985.0
Non current assets held for sale	-	-	-	-	207.2	-	207.2
Deferred tax assets	-	-	-	-	120.7	-	120.7
Product rights and other intangibles	-	-	-	-	63,022.7	-	63,022.7
Goodwill	-	-	-	-	46,625.8	-	46,625.8
Total assets	$90,318.5	$161,995.1	$25,883.6	$73,826.7	$229,570.1	$(431,206.6)	$150,387.4

Current liabilities:
Accounts payable and accrued expenses	-	-	74.1	-	4,921.7	-	4,995.8
Intercompany payables	-	12,347.1	1,796.5	9,327.6	26,448.8	(49,920.0)	-
Payable to Parents	-	5,000.0	-	-	1,202.2	-	6,202.2
Income taxes payable	-	-	-	-	784.6	-	784.6
Current portion of long-term debt and capital leases	-	-	1,527.3	-	64.5	-	1,591.8
Current liabilities held for sale	-	-	-	-	223.7	-	223.7
Total current liabilities	-	17,347.1	3,397.9	9,327.6	33,645.5	(49,920.0)	13,798.1
Long-term debt and capital leases	-	-	22,483.3	4,275.6	4,419.3	-	31,178.2
Other long-term liabilities	-	-	-	-	1,022.7	-	1,022.7
Long-term intercompany payables	-	57,859.6	-	-	69,130.7	(126,990.3)	-
Long-term payables to Parents	-	-	-	-	419.0	-	419.0
Non current liabilities held for sale	-	-	-		23.8		23.8
Other taxes payable	-	-	-	-	815.6	-	815.6
Deferred tax liabilities	-	-	-	-	12,811.5	-	12,811.5
Total liabilities	-	75,206.7	25,881.2	13,603.2	122,288.1	(176,910.3)	60,068.9
Total equity / (deficit)	90,318.5	86,788.4	2.4	60,223.5	107,282.0	(254,296.3)	90,318.5
Total liabilities and equity	$90,318.5	$161,995.1	$25,883.6	$73,826.7	$229,570.1	$(431,206.6)	$150,387.4

Warner Chilcott Limited

Consolidating Balance Sheets

As of December 31, 2015

($ in millions)

Current assets:	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash and cash equivalents	$-	$13.5	$-	$2.0	$1,020.7	$-	$1,036.2
Marketable securities	-	-	-	-	9.3	-	9.3
Accounts receivable, net	-	-	-	-	2,125.4	-	2,125.4
Receivable from Parents	-	-	-	-	457.3	-	457.3
Inventories	-	-	-	-	757.5	-	757.5
Intercompany receivables	-	55,415.1	25,225.6	302.4	60,464.0	(141,407.1)	-
Prepaid expenses and other current assets	-	5.0	-	6.1	481.7	-	492.8
Current assets held for sale	-	-	-	-	4,095.6	-	4,095.6
Total current assets	-	55,433.6	25,225.6	310.5	69,411.5	(141,407.1)	8,974.1
Property, plant and equipment, net	-	-	-	34.3	1,497.0	-	1,531.3
Investments and other assets	-	-	-	33.6	375.1	-	408.7
Investment in subsidiaries	75,571.6	79,597.3	-	73,037.7	-	(228,206.6)	-
Non current intercompany receivables	-	39,584.1	-	-	41,400.8	(80,984.9)	-
Non current receivables from Parents	-	-	-	-	-	-	-
Non current assets held for sale	-	-	-	45.8	10,667.5	-	10,713.3
Deferred tax assets	-	-	-	-	49.5	-	49.5
Product rights and other intangibles	-	-	-	-	67,836.2	-	67,836.2
Goodwill	-	-	-	-	46,465.2	-	46,465.2
Total assets	$75,571.6	$174,615.0	$25,225.6	$73,461.9	$237,702.8	$(450,598.6)	$135,978.3
Current liabilities:
Accounts payable and accrued expenses	-	3.9	210.5	171.5	3,708.6	-	4,094.5
Intercompany payables	-	51,148.7	526.3	8,789.0	80,943.1	(141,407.1)	-
Payable to Parents	-	-	-	-	1,466.8	-	1,466.8
Income taxes payable	-	-	-	44.1	9.6	-	53.7
Current portion of long-term debt and capital leases	-	749.1	475.5	-	1,171.9	-	2,396.5
Current liabilities held for sale	-	-	-	23.3	1,669.9	-	1,693.2
Total current liabilities	-	51,901.7	1,212.3	9,027.9	88,969.9	(141,407.1)	9,704.7
Long-term debt and capital leases	-	6,995.0	24,013.0	4,269.4	4,856.5	-	40,133.9
Other long-term liabilities	-	-	-	-	1,262.0	-	1,262.0
Long-term intercompany payables	-	40,944.8	-	456.0	39,584.1	(80,984.9)	-
Long-term payables to Parents	-	-	-	-	-	-	-
Non current liabilities for sale	-	-	-	-	535.4	-	535.4
Other taxes payable	-	-	-	72.1	729.8	-	801.9
Deferred tax liabilities	-	-	-	-	7,968.8	-	7,968.8
Total liabilities	-	99,841.5	25,225.3	13,825.4	143,906.5	(222,392.0)	60,406.7
Total equity / (deficit)	75,571.6	74,773.5	0.3	59,636.5	93,796.3	(228,206.6)	75,571.6
Total liabilities and equity	$75,571.6	$174,615.0	$25,225.6	$73,461.9	$237,702.8	$(450,598.6)	$135,978.3

Warner Chilcott Limited

Consolidating Statements of Operations

For the Three Months Ended September 30, 2016

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$3,622.2	$-	$3,622.2

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	462.2	-	462.2
Research and development	-	-	-	-	622.8	-	622.8
Selling and marketing	-	-	-	-	796.0	-	796.0
General and administrative	-	4.1	-	-	308.1	-	312.2
Amortization	-	-	-	-	1,609.1	-	1,609.1
In-process research and development impairments	-	-	-	-	42.0	-	42.0
Asset sales and impairments, net	-	-	-	-	(4.7)	-	(4.7)
Total operating expenses	-	4.1	-	-	3,835.5	-	3,839.6
Operating (loss)	-	(4.1)	-	-	(213.3)	-	(217.4)

Non-operating income (expense):
Interest income / (expense), net	-	911.6	(216.6)	(40.3)	(960.9)	-	(306.2)
Other income (expense), net	-	-	-	-	33.6	-	33.6
Total other income (expense), net	-	911.6	(216.6)	(40.3)	(927.3)	-	(272.6)
Income / (loss) before income taxes and noncontrolling interest	-	907.5	(216.6)	(40.3)	(1,140.6)	-	(490.0)
Provision / (benefit) for income taxes	-	-	-	(22.6)	(136.3)	-	(158.9)
(Earnings) / losses of equity interest subsidiaries	(15,269.0)	(11,485.0)	-	747.6	-	26,006.4	-
Net income / (loss) from continuing operations, net of tax	$15,269.0	$12,392.5	$(216.6)	$(765.3)	$(1,004.3)	$(26,006.4)	$(331.1)
Income from discontinued operations	-	-	-	-	15,601.9	-	15,601.9
Net income / (loss)	$15,269.0	$12,392.5	$(216.6)	$(765.3)	$14,597.6	$(26,006.4)	$15,270.8
(Income) attributable to noncontrolling interest	-	-	-	-	(1.8)	-	(1.8)
Net income / (loss) attributable to ordinary shareholders	$15,269.0	$12,392.5	$(216.6)	$(765.3)	$14,595.8	$(26,006.4)	$15,269.0
Other comprehensive income / (loss)	916.4	958.4	-	900.2	916.4	(2,775.0)	916.4
Comprehensive income / (loss)	$16,185.4	$13,350.9	$(216.6)	$134.9	$15,512.2	$(28,781.4)	$16,185.4

Warner Chilcott Limited

Consolidating Statements of Operations

For the Nine Months Ended September 30, 2016

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	-	-	-	-	10,706.3	-	10,706.3

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	1,381.1	-	1,381.1
Research and development	-	-	-	-	1,662.4	-	1,662.4
Selling and marketing	-	-	-	-	2,429.6	-	2,429.6
General and administrative	-	4.6	-	19.8	941.8	-	966.2
Amortization	-	-	-	-	4,831.9	-	4,831.9
In process research and development impairments	-	-	-	-	316.9	-	316.9
Asset sales and impairments, net	-	-	-	-	(24.0)	-	(24.0)
Total operating expenses	-	4.6	-	19.8	11,539.7	-	11,564.1
Operating (loss)	-	(4.6)	-	(19.8)	(833.4)	-	(857.8)

Non-operating income (expense):
Interest income / (expense), net	-	1,349.2	2.2	(117.2)	(2,213.6)	-	(979.4)
Other income (expense), net	-	-	-	-	34.2	-	34.2
Total other income (expense), net	-	1,349.2	2.2	(117.2)	(2,179.4)	-	(945.2)
Income / (loss) before income taxes and noncontrolling interest	-	1,344.6	2.2	(137.0)	(3,012.8)	-	(1,803.0)
Provision / (benefit) for income taxes	-	-	-	(51.4)	(774.4)	-	(825.8)
(Earnings) / losses of equity interest subsidiaries	(14,891.7)	(10,701.3)	-	198.6	-	25,394.4	-
Net income / (loss) from continuing operations, net of tax	$14,891.7	$12,045.9	$2.2	$(284.2)	$(2,238.4)	$(25,394.4)	$(977.2)
Income from discontinued operations	-	-	-	-	15,873.2	-	15,873.2
Net income / (loss)	$14,891.7	$12,045.9	$2.2	$(284.2)	$13,634.8	$(25,394.4)	$14,896.0
(Income) attributable to noncontrolling interest	-	-	-	-	(4.3)	-	(4.3)
Net income / (loss) attributable to ordinary shareholders	$14,891.7	$12,045.9	$2.2	$(284.2)	$13,630.5	$(25,394.4)	$14,891.7
Other comprehensive income / (loss)	1,093.4	1,213.8	-	871.1	1,093.4	(3,178.3)	1,093.4
Comprehensive income / (loss)	$15,985.1	$13,259.7	$2.2	$586.9	$14,723.9	$(28,572.7)	$15,985.1

Warner Chilcott Limited

Consolidating Statements of Operations

For the Three Months Ended September 30, 2015

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$3,469.5	$-	$3,469.5

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	710.3	-	710.3
Research and development	-	-	-	-	1,260.5	-	1,260.5
Selling and marketing	-	-	-	-	683.6	-	683.6
General and administrative	-	-	-	79.1	254.7	-	333.8
Amortization	-	-	-	-	1,557.8	-	1,557.8
In process research and development impairments	-	-	-	-	300.0	-	300.0
Asset sales and impairments, net	-	-	-	-	(4.4)	-	(4.4)
Total operating expenses	-	-	-	79.1	4,762.5	-	4,841.6
Operating (loss)	-	-	-	(79.1)	(1,293.0)	-	(1,372.1)

Non-operating income (expense):
Interest income / (expense), net	-	444.3	0.3	(40.3)	(741.0)	-	(336.7)
Other income (expense), net	-	-	-	(0.1)	0.3	-	0.2
Total other income (expense), net	-	444.3	0.3	(40.4)	(740.7)	-	(336.5)
Income / (loss) before income taxes and noncontrolling interest	-	444.3	0.3	(119.5)	(2,033.7)	-	(1,708.6)
(Benefit) for income taxes	-	-	-	(28.0)	(810.9)	-	(838.9)
(Earnings) / losses of equity interest subsidiaries	(5,306.5)	1,857.2	-	117.7	-	3,331.6	-
Net income / (loss) from continuing operations, net of tax	$5,306.5	$(1,412.9)	$0.3	$(209.2)	$(1,222.8)	$(3,331.6)	$(869.7)
Income from discontinued operations	-	-	-	-	6,177.6	-	6,177.6
Net income / (loss)	$5,306.5	$(1,412.9)	$0.3	$(209.2)	$4,954.8	$(3,331.6)	$5,307.9
(Income) attributable to noncontrolling interest	-	-	-	-	(1.4)	-	(1.4)
Net income / (loss) attributable to ordinary shareholders	$5,306.5	$(1,412.9)	$0.3	$(209.2)	$4,953.4	$(3,331.6)	$5,306.5
Other comprehensive income / (loss)	(34.9)	(35.3)	-	24.0	(34.9)	46.2	(34.9)
Comprehensive income / (loss)	$5,271.6	$(1,448.2)	$0.3	$(185.2)	$4,918.5	$(3,285.4)	$5,271.6

Warner Chilcott Limited

Consolidating Statements of Operations

For the Nine Months Ended September 30, 2015

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$9,081.2	$-	$9,081.2

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	2,150.0	-	2,150.0
Research and development	-	-	-	-	1,927.9	-	1,927.9
Selling and marketing	-	-	-	-	2,017.2	-	2,017.2
General and administrative	-	213.2	16.1	148.8	796.8	-	1,174.9
Amortization	-	-	-	-	3,858.9	-	3,858.9
In process research and development impairments	-	-	-	-	497.6	-	497.6
Asset sales and impairments, net	-	-	-	-	3.1	-	3.1
Total operating expenses	-	213.2	16.1	148.8	11,251.5	-	11,629.6
Operating (loss)	-	(213.2)	(16.1)	(148.8)	(2,170.3)	-	(2,548.4)

Non-operating income (expense):
Interest income / (expense), net	-	732.6	(14.4)	(127.7)	(1,434.9)	-	(844.4)
Other income (expense), net	-	(265.4)	31.0	-	(3.7)	-	(238.1)
Total other income (expense), net	-	467.2	16.6	(127.7)	(1,438.6)	-	(1,082.5)
Income / (loss) before income taxes and noncontrolling interest	-	254.0	0.5	(276.5)	(3,608.9)	-	(3,630.9)
(Benefit) for income taxes	-	-	-	(95.8)	(1,395.2)	-	(1,491.0)
(Earnings) / losses of equity interest subsidiaries	(4,559.2)	2,466.7	-	(242.2)	-	2,334.7	-
Net income /(loss) from continuing operations, net of tax	$4,559.2	$(2,212.7)	$0.5	$61.5	$(2,213.7)	$(2,334.7)	$(2,139.9)
Income from discontinued operations	-	-	-	-	6,701.7	-	6,701.7
Net income / (loss)	$4,559.2	$(2,212.7)	$0.5	$61.5	$4,488.0	$(2,334.7)	$4,561.8
(Income) attributable to noncontrolling interest	-	-	-	-	(2.6)	-	(2.6)
Net income / (loss) income attributable to ordinary shareholders	$4,559.2	$(2,212.7)	$0.5	$61.5	$4,485.4	$(2,334.7)	$4,559.2
Other comprehensive income / (loss)	420.1	485.3	-	859.8	420.1	(1,765.2)	420.1
Comprehensive income/ (loss) income	$4,979.3	$(1,727.4)	$0.5	$921.3	$4,905.5	$(4,099.9)	$4,979.3

Warner Chilcott Limited

Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2016

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net income / (loss)	$14,891.7	$12,045.9	$2.2	$(284.2)	$13,634.8	$(25,394.4)	$14,896.0
Reconciliation to net cash provided by operating activities:
(Earnings) / losses of equity interest subsidiaries	(14,891.7)	(10,701.3)	-	198.6	-	25,394.4	-
Depreciation	-	-	-	-	117.6	-	117.6
Amortization	-	-	-	-	4,836.7	-	4,836.7
Provision for inventory reserve	-	-	-	-	162.7	-	162.7
Share-based compensation	-	-	-	-	269.9	-	269.9
Deferred income tax benefit	-	-	-	-	(517.1)	-	(517.1)
Pre-tax gain sale of generics business	-	-	-	-	(24,203.1)	-	(24,203.1)
Non-cash tax effect of gain on sale of generics business	-	-	-	-	5,749.9	-	5,749.9
In-process research and development impairments	-	-	-	-	316.9	-	316.9
Loss on asset sales and impairments, net	-	-	-	-	(24.0)	-	(24.0)
Amortization of inventory step-up	-	-	-	-	42.4	-	42.4
Amortization of deferred financing costs	-	21.7	18.3	3.2	1.4	-	44.6
Contingent consideration adjustments, including accretion	-	-	-	-	76.7	-	76.7
Dividends from subsidiaries	1,244.8	1,244.8	-	-	-	(2,489.6)	-
Other, net	-	-	-	-	(16.0)	-	(16.0)
Changes in assets and liabilities (net of effects of acquisitions)	0.1	8,487.2	479.5	80.4	(10,821.9)	-	(1,774.7)
Net cash provided by / (used in) operating activities	1,244.9	11,098.3	500.0	(2.0)	(10,373.1)	(2,489.6)	(21.5)
Cash Flows From Investing Activities:
Additions to property plant and equipment	-	-	-	-	(250.5)	-	(250.5)
Additions to product rights and other intangibles	-	-	-	-	-	-	-
Sale of generics business	-	-	-	-	33,304.5	-	33,304.5
Additions to investments	-	-	-	-	(15,445.5)	-	(15,445.5)
Proceeds from sale of investments and other assets	-	-	-	-	40.0	-	40.0
Proceeds from sales of property, plant and equipment	-	-	-	-	33.3	-	33.3
Acquisitions of business, net of cash acquired	-	-	-	-	(74.5)	-	(74.5)
Net cash provided by investing activities	-	-	-	-	17,607.3	-	17,607.3
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness	-	-	-	-	-	-	-
Proceeds from borrowings on credit facility	-	1,050.0		-	-	-	1,050.0
Debt issuance and other financing costs	-	-	-	-	-	-	-
Payments on debt, including capital lease obligations	-	(8,815.9)	(500.0)	-	(1,515.1)	-	(10,831.0)
Payments of contingent consideration	-	-	-	-	(77.7)	-	(77.7)
Dividends to Parent	(1,244.8)	(1,244.8)	-	-	(1,244.8)	2,489.6	(1,244.8)
Contribution from Parent	-	-	-	-	-	-	-
Net cash (used in) financing activities	(1,244.8)	(9,010.7)	(500.0)	-	(2,837.6)	2,489.6	(11,103.5)
Effect of currency exchange rate changes on cash and cash equivalents	-	-	-	-	4.3	-	4.3
Net increase / (decrease) in cash and cash equivalents	0.1	2,087.6	-	(2.0)	4,400.9	-	6,486.6
Cash and cash equivalents at beginning of period	-	13.5	-	2.0	1,020.7	-	1,036.2
Cash and cash equivalents at end of period	$0.1	$2,101.1	$-	$-	$5,421.6	$-	$7,522.8

Warner Chilcott Limited

Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2015

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net income / (loss)	$4,559.2	$(2,212.7)	$0.5	$61.5	$4,488.0	$(2,334.7)	$4,561.8
Reconciliation to net cash provided by operating activities:
(Earnings) / losses of equity interest subsidiaries	(4,559.2)	2,466.7	-	(242.2)	-	2,334.7	-
Depreciation	-	-	-	0.2	183.7	-	183.9
Amortization	-	-	-	-	4,192.8	-	4,192.8
Provision for inventory reserve	-	-	-	-	108.6	-	108.6
Share-based compensation	-	-	-	35.6	474.9	-	510.5
Deferred income tax benefit	-	-	-	-	(7,470.9)	-	(7,470.9)
In-process research and development impairments	-	-	-	-	497.6	-	497.6
Loss / (gain) on asset sales and impairments, net	-	-	-	-	57.2	-	57.2
Amortization of inventory step-up	-	-	-	-	1,019.8	-	1,019.8
Amortization of deferred financing costs	-	268.8	14.8	3.1	2.5	-	289.2
Contingent consideration adjustments, including accretion	-	-	-	-	89.2	-	89.2
Dividends from subsidiaries	138.4	138.4	-	-	-	(276.8)	-
Other, net	-	-	-	-	54.9	-	54.9
Changes in assets and liabilities (net of effects of acquisitions)	(0.1)	(4,977.5)	(20,827.2)	179.8	24,634.0	-	(991.0)
Net cash provided by / (used in) operating activities	138.3	(4,316.3)	(20,811.9)	38.0	28,332.3	(276.8)	3,103.6
Cash Flows From Investing Activities:
Additions to property plant and equipment	-	-	-	(35.5)	(315.2)	-	(350.7)
Additions to product rights and other intangibles	-	-	-	-	(91.1)	-	(91.1)
Additions to investments	(9,000.8)	(9,000.8)	-	-	(27.0)	18,001.6	(27.0)
Proceeds from sale of investments and other assets	-	-	-	-	855.8	-	855.8
Proceeds from sales of property, plant and equipment	-	-	-	-	133.6	-	133.6
Acquisitions of business, net of cash acquired	-	-	-	-	(35,242.7)	-	(35,242.7)
Net cash (used in) investing activities	(9,000.8)	(9,000.8)	-	(35.5)	(34,686.6)	18,001.6	(34,722.1)
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness	-	5,500.0	20,955.6	-	0.8	-	26,456.4
Proceeds from borrowings on credit facility	-	2,810.0		-	72.0	-	2,882.0
Debt issuance and other financing costs	-	(167.1)	(143.7)	-	-	-	(310.8)
Payments on debt, including capital lease obligations	-	(3,692.5)	-	-	(634.2)	-	(4,326.7)
Payments of contingent consideration	-	-	-	-	(138.3)	-	(138.3)
Dividends to Parent	(138.4)	(138.4)	-	-	(138.4)	276.8	(138.4)
Contribution from Parent	9,000.8	9,000.8	-	-	9,000.8	(18,001.6)	9,000.8
Net cash provided by financing activities	8,862.4	13,312.8	20,811.9	-	8,162.7	(17,724.8)	33,425.0
Effect of currency exchange rate changes on cash and cash equivalents	-	-	-	-	(5.1)	-	(5.1)
Movement in cash held for sale	-	-	-	-	-	-	-
Net (decrease) / increase in cash and cash equivalents	(0.1)	(4.3)	-	2.5	1,803.3	-	1,801.4
Cash and cash equivalents at beginning of period	0.1	5.5	-	1.5	237.2	-	244.3
Cash and cash equivalents at end of period	$-	$1.2	$-	$4.0	$2,040.5	$-	$2,045.7

NOTE 22 — Subsequent Events

Tobira Therapeutics, Inc.

On November 1, 2016, the Company completed the acquisition of Tobira Therapeutics, Inc., a clinical-stage biopharmaceutical company focused on developing and commercializing therapies for non-alcoholic steatohepatitis (“NASH”) and other liver diseases for $28.35 per share, in cash, plus contingent consideration of up to $49.84 per share in CVRs that may be payable based on the successful completion of certain development, regulatory and commercial milestones, for a total potential consideration of up to approximately $1.7 billion. The acquisition adds Cenicriviroc and Evogliptin, two differentiated, complementary development programs for the treatment of the multi-factorial elements of NASH, including inflammation, metabolic syndromes and fibrosis, to Allergan's global Gastroenterology R&D pipeline.

Vitae Pharmaceuticals, Inc.

On October 25, 2016, the Company completed the acquisition of Vitae Pharmaceuticals, Inc., a clinical-stage biotechnology company for $21.00 per share, in cash, for a total transaction value of approximately $600.0 million. The acquisition will strengthen Allergan’s dermatology product pipeline, with the addition of VTP-43742, a Phase II first-in-class, orally active RORyt (retinoic acid receptor-related orphan receptor gamma) inhibitor for the potential treatment of psoriasis and other autoimmune disorders. VTP-43742 acts through the potent inhibition of IL-17 activity.

AstraZeneca License

On October 2, 2016, the Company entered into a licensing agreement with MedImmune, AstraZeneca's global biologics research and development arm, for the global rights to Brazikumab. Brazikumab is an anti-IL-23 monoclonal antibody currently in Phase IIb clinical development for the treatment of patients with moderate-to-severe Crohn's disease and is Phase II ready for ulcerative colitis and other related conditions.  Under the terms of the agreement, AstraZeneca will receive $250.0 million for the exclusive, worldwide license to develop and commercialize Brazikumab and is eligible to receive contingent consideration of up to $1.27 billion, payable over a period of up to 15 years, including development and launch milestone payments of up to $435.0 million and sales-based milestone payments of $725.0 million, as well as tiered royalties on sales of the product.  The transaction is expected to close in the fourth quarter of 2016 and is subject to customary closing conditions.

CNS Other

The Company entered into an acquisition agreement with a clinical-stage biopharmaceutical company focused on CNS.  The Company agreed to pay $125.0 million upfront plus potential regulatory and commercial milestones of up to $875.0 million.  The transaction may close in the fourth quarter of 2016 and is subject to customary closing conditions.

Motus Therapeutics

On October 27, 2016, the Company announced that it agreed to exercise its option to acquire Motus Therapeutics (“Motus”) for $200.0 million.  Motus has the worldwide rights to RM-131 (relamorelin), a peptide ghrelin agonist being developed by Motus for the treatment of diabetic gastroparesis.  Under the terms of the agreement, Motus is eligible to receive contingent consideration of $185.0 million in connection with the commercial launch of the product.

Accelerated Share Repurchase Program and Quarterly Dividend

On November 2, 2016, the Company announced that its Board of Directors has approved the expansion of its previously announced share repurchase program and the initiation of a regular quarterly cash dividend for shareholders.  Under the authorization, the Company will enter into an accelerated share repurchase agreement to purchase an additional $10.0 billion of Allergan common stock. This new program follows completion of the Company’s repurchase of $5.0 billion in common stock as part of its previously announced share repurchase program. The Board of Directors has also authorized the initiation of a quarterly dividend of $0.70 per share with the first payment on March 28, 2017, to shareholders of record at the close of business on February 28, 2017.

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

Overview

Allergan plc is focused on developing, manufacturing and commercializing innovative branded pharmaceuticals (“brand”, “branded” or “specialty brand”) and select over-the-counter (“OTC”) products.  Prior to completing the Teva Transaction (defined below), the Company also sold high-quality generic and OTC medicines and biologic products for patients around the world.

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

With commercial operations in over 100 countries, Allergan is committed to working with physicians, healthcare providers and patients to deliver innovative and meaningful treatments that help people around the world live longer, healthier lives. Warner Chilcott Limited is a wholly-owned subsidiary of Allergan plc and has the same principal business activities.  As a result of the Allergan Acquisition (defined below) which closed on March 17, 2015, the Company expanded its franchises to include ophthalmology, neurosciences and medical aesthetics/dermatology/plastic surgery, which complemented the Company’s existing central nervous system, gastroenterology, women’s health and urology franchises. The combined company benefits significantly from Allergan, Inc’s. (“Legacy Allergan”) global brand equity and consumer awareness of key products, including Botox® and Restasis®. The Allergan Acquisition also expanded our presence and market and product reach across many international markets, with strengthened commercial positions across Canada, Europe, Southeast Asia and other high-value growth markets, including China, India, the Middle East and Latin America.

On July 26, 2015 we entered into a master purchase agreement (the “Teva Agreement”), under which Teva Pharmaceutical Industries Ltd. (“Teva”) agreed to acquire our global generic pharmaceuticals business and certain other assets (the “Teva Transaction”).  Upon the closing of the Teva Transaction on August 2, 2016, we received $33.3 billion in cash, net of cash acquired by Teva, which includes estimated working capital and other contractual adjustments, and 100.3 million unregistered Teva ordinary shares (or American Depository Shares with respect thereto), which approximated $5.0 billion in value using the closing date Teva opening stock price discounted at a rate of 5.9 percent due to the lack of marketability.  The Company recognized a gain on the sale of our global generics business of $15,881.2 million as well as deferred liabilities relating to other elements of our arrangements with Teva of $518.9 million.

As part of the Teva Agreement, Teva acquired our global generics business, including the United States (“U.S.”) and international generic commercial units, our third-party supplier Medis, our global generic manufacturing operations, our global generic research and development (“R&D”) unit, our international OTC commercial unit (excluding OTC eye care products) and certain established international brands.

On October 3, 2016, the Company completed the divestiture of the Anda Distribution business to Teva for an additional $500.0 million. Teva acquired our Anda Distribution business, which distributes generic, brand, specialty and OTC pharmaceutical products from more than 300 manufacturers to retail independent and chain pharmacies, nursing homes, mail order pharmacies, hospitals, clinics and physician offices across the U.S.. As a result of the Teva Transaction and the divestiture of the Company’s Anda

Distribution business, and in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) number 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, the Company is accounting for the assets and liabilities divested as held for sale.  Further, the financial results of the businesses held for sale have been reclassified to discontinued operations for all periods presented in our consolidated financial statements.

The results of our discontinued operations include the results of our generic product development, manufacturing and distribution of off-patent pharmaceutical products, certain established international brands marketed similarly to generic products and out-licensed generic pharmaceutical products primarily in Europe through our Medis third-party business through August 2, 2016, as well as our Anda Distribution business.

2016 Transactions

The following are the significant transactions that were completed in the nine months ended September 30, 2016.

Acquisitions

ForSight VISION 5

On September 23, 2016, the Company acquired ForSight VISION 5 (“ForSight’), a privately held, clinical-stage biotechnology company focused on eye care, in an all cash transaction of approximately $95.0 million. Under the terms of the agreement, the Company acquired ForSight for an acquisition accounting purchase price of $74.5 million plus the payment of outstanding indebtedness of $14.8 million and other miscellaneous charges.  ForSight shareholders are eligible to receive contingent consideration of up to $125.0 million, which has an initial estimated fair value of $79.8 million, relating to commercialization milestones (the “ForSight Acquisition”). The Company acquired ForSight for its lead development program, a peri-ocular ring designed for extended drug delivery and reducing elevated intraocular pressure (“IOP”) in glaucoma patients.

Licenses and Other Transactions Accounted for as Asset Acquisitions

RetroSense Therapeutics LLC

On September 6, 2016, the Company acquired certain assets of RetroSense Therapeutics LLC (“RetroSense”), a private, clinical-stage biotechnology company focused on novel gene therapy approaches to restore vision in patients suffering from blindness. Under the terms of the transaction, RetroSense received approximately $60.0 million upfront and is eligible to receive up to $495.0 million in contingent regulatory and commercialization milestone payments related to its lead development program, RST-001, a novel gene therapy for the treatment of Retinitis Pigmentosa (the “RetroSense Transaction”).  The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the transaction did not qualify as a business.  The total upfront net payment of $59.7 million was expensed as a component of R&D expense and the future milestones will be recorded if the corresponding events become probable.

Akarna Therapeutics, Ltd

On August 26, 2016, the Company acquired Akarna Therapeutics, Ltd (“Akarna”), a biopharmaceutical company developing novel small molecule therapeutics that target inflammatory and fibrotic diseases. Under the terms of the transaction, Akarna shareholders received approximately $50.0 million upfront and are eligible to receive contingent development and commercialization milestones of up to $1,015.0 million (the “Akarna Transaction”). The Company concluded based on the stage of development of the assets as well as a lack of certain other inputs and processes that the transaction did not qualify as a business.  The total upfront net payment of $48.2 million was expensed as a component of R&D expense and the future milestones will be recorded if the corresponding events become probable.

Topokine Therapeutics

On April 21, 2016, the Company acquired Topokine Therapeutics (“Topokine”), a privately held, clinical-stage biotechnology company focused on development stage topical medicines for fat reduction. Under the terms of the agreement, Topokine shareholders received an upfront payment of approximately $85.0 million and are eligible to receive contingent development and commercialization milestones of up to $260.0 million for XAF5, a first-in-class topical agent in development for the treatment of steatoblepharon, also known as undereye bags (the “Topokine Transaction”).  The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the transaction did not qualify as a business.  The total upfront net payment of approximately $85.0 million was expensed as a component of R&D expense and the future milestones will be recorded if the corresponding events become probable.

Heptares Therapeutics

On April 6, 2016, the Company entered into an agreement with Heptares Therapeutics (“Heptares”), under which the Company licensed exclusive global rights to a portfolio of novel subtype-selective muscarinic receptor agonists in development for the treatment of major neurological disorders, including Alzheimer's disease. Under the terms of the agreement, Heptares received an upfront payment of $125.0 million and is eligible to receive contingent milestone payments of up to approximately $665.0 million associated with the successful Phase 1, 2 and 3 clinical development and launch of the first three licensed compounds for multiple indications and up to approximately $2.575 billion contingent upon achieving certain annual sales thresholds during the several years following launch (the “Heptares Transaction”). In addition, Heptares is eligible to receive contingent tiered royalties on net sales of all products resulting from the partnership. The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the transaction did not qualify as a business. The total upfront payment of approximately $125.0 million was expensed as a component of R&D expense and the future milestones will be recorded if the corresponding events become probable.

Anterios, Inc.

On January 6, 2016, the Company acquired Anterios, Inc. (“Anterios”), a clinical stage biopharmaceutical company developing a next generation delivery system and botulinum toxin-based prescription products. Under the terms of the agreement, Anterios shareholders received an upfront net payment of approximately $90.0 million and are eligible to receive contingent development and commercialization milestone payments of up $387.5 million related to an investigational topical formulation of botulinum toxin type A in development for the potential treatment of hyperhidrosis, acne, and crow’s feet lines and the related NDS™, Anterios' proprietary platform delivery technology that enables local, targeted delivery of neurotoxins through the skin without the need for injections (“the Anterios Transaction”). The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the transaction did not qualify as a business.  The total upfront net payment of approximately $90.0 million was expensed as a component of R&D expense and the future milestones will be recorded if the corresponding events become probable.

2015 Transactions

The following are the significant transactions that were completed in the year ended December 31, 2015.

Acquisitions

AqueSys, Inc.

On October 16, 2015, the Company acquired AqueSys, Inc. (“AqueSys”), a private, clinical-stage medical device company focused on developing ocular implants that reduce IOP associated with glaucoma, in an all-cash transaction, which is being accounted for as a business acquisition. Under the terms of the agreement, the Company acquired AqueSys for an acquisition accounting purchase price of $298.9 million, including $193.5 million for the estimated fair value of contingent consideration relating to the regulatory approval and commercialization milestone payments.  The Company acquired AqueSys for its lead development program, including XEN45, a soft shunt that is implanted in the sub conjunctival space in the eye through a minimally invasive procedure with a single use, pre-loaded proprietary injector (the “AqueSys Acquisition”).

Kythera Biopharmaceuticals

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

Allergan, Inc.

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

As a result of the Allergan Acquisition, the Company incurred the following transaction and integration costs in the three  months ended September 30, 2016 and 2015, respectively ($ in millions):

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Cost of sales
Stock-based compensation acquired for Legacy Allergan employees	$2.2	$4.7
Acquisition, integration and restructuring related charges	6.6	0.3
Research and development
Stock-based compensation acquired for Legacy Allergan employees	9.3	16.6
Acquisition, integration and restructuring related charges	6.8	17.5
Selling and marketing
Stock-based compensation acquired for Legacy Allergan employees	15.8	23.6
Acquisition, integration and restructuring related charges	(1.2)	5.4
General and administrative
Stock-based compensation acquired for Legacy Allergan employees	9.9	16.8
Acquisition, integration and restructuring related charges	50.4	65.7
Total transaction and integration costs	$99.8	$150.6

As a result of the Allergan Acquisition, the Company incurred the following transaction and integration costs in the nine months ended September 30, 2016 and 2015, respectively ($ in millions):

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Cost of sales
Stock-based compensation acquired for Legacy Allergan employees	$7.4	$18.9
Acquisition, integration and restructuring related charges	12.4	12.4
Research and development
Stock-based compensation acquired for Legacy Allergan employees	32.6	108.2
Acquisition, integration and restructuring related charges	10.6	83.7
Selling and marketing
Stock-based compensation acquired for Legacy Allergan employees	53.0	86.5
Acquisition, integration and restructuring related charges	11.7	65.9
General and administrative
Stock-based compensation acquired for Legacy Allergan employees	28.2	243.0
Acquisition-related expenditures	-	65.5
Acquisition, integration and restructuring related charges	144.0	231.4
Other (expense) income
Bridge loan facilities expense	-	(264.9)
Interest rate lock	-	30.9
Total transaction and integration costs	$299.9	$1,149.5

Licenses and Other Transactions Accounted for as Asset Acquisitions

Naurex, Inc.

On August 28, 2015, the Company acquired certain products in early stage development of Naurex, Inc. (“Naurex”) in an all-cash transaction of $571.7 million (the “Naurex Transaction”), plus future contingent payments up to $1,150.0 million, which was accounted for as an asset acquisition.  The Company recognized the upfront consideration of $571.7 million as a component of R&D expense in the three and nine months ended September 30, 2015.  The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing as well as certain other inputs and processes that the transaction did not qualify as a business.  The Naurex Transaction expands our pipeline with Naurex’s two leading product candidates GLYX-13 and

NRX-1074, two compounds that utilize NMDA modulation as a potential new approach to the treatment of Major Depressive Disorder (“MDD”), a disease that can lead to suicidality among the most severe patients.

Migraine License

On August 17, 2015, the Company entered into an agreement with Merck & Co. (“Merck”) under which the Company acquired the exclusive worldwide rights to Merck’s early development stage investigational small molecule oral calcitonin gene-related peptide receptor antagonists, which are being developed for the treatment and prevention of migraines (the “Merck Transaction”). The Merck Transaction was accounted for as an asset acquisition. The Company acquired these rights for an upfront charge of $250.0 million that was recorded as a component of R&D expense in the three and nine months ended September 30, 2015.  The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing as well as certain other inputs and processes that the transaction did not qualify as a business.  The Company paid $125.0 million of the initial charge in the year ended December 31, 2015 and the remaining $125.0 million was paid in April 2016.  In the quarter ended September 30, 2016, the Company incurred $100.0 million of milestones under the agreement, which were included as a component of R&D expense.  Additionally, Merck is owed additional contingent payments based on commercial and development milestones of up to $865.0 million as well as royalties.

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

2014 Transactions

The following are the significant transactions that were completed in the year ended December 31, 2014.

Durata Therapeutics, Inc.

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

Forest Laboratories, Inc.

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

As a result of the Forest Acquisition, the Company incurred the following transaction and integration costs in the three months ended September 30, 2016  and 2015, respectively ($ in millions):

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Cost of sales
Stock-based compensation acquired for Forest employees	$0.2	$0.9
Research and development
Stock-based compensation acquired for Forest employees	2.0	5.5
Acquisition, integration and restructuring related charges	0.2	0.4
Selling and marketing
Stock-based compensation acquired for Forest employees	6.9	9.4
Acquisition, integration and restructuring related charges	-	0.4
General and administrative
Stock-based compensation acquired for Forest employees	5.9	10.7
Acquisition, integration and restructuring related charges	0.5	19.6
Total transaction and integration costs	$15.7	$46.9

As a result of the Forest Acquisition, the Company incurred the following transaction and integration costs in the nine months ended September 30, 2016 and 2015, respectively ($ in millions):

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Cost of sales
Stock-based compensation acquired for Forest employees	$1.4	$3.6
Acquisition, integration and restructuring related charges	-	1.1
Research and development
Stock-based compensation acquired for Forest employees	10.9	30.0
Acquisition, integration and restructuring related charges	0.5	9.2
Selling and marketing
Stock-based compensation acquired for Forest employees	21.7	37.8
Acquisition, integration and restructuring related charges	-	17.3
General and administrative
Stock-based compensation acquired for Forest employees	24.6	43.0
Acquisition, integration and restructuring related charges	1.7	66.8
Total transaction and integration costs	$60.8	$208.8

Operating results

Segments

During 2016, Allergan announced a realignment of its businesses to streamline operations. Prior to the realignment, the Company operated and managed its business as four distinct operating segments: US Brands, US Medical Aesthetics, International and Anda Distribution. Under the new organizational structure being reported, and the decision to sell our Anda Distribution business, the Company organized its businesses into the following segments: US Specialized Therapeutics, US General Medicine and International. In addition, certain revenues and shared costs, and the results of corporate initiatives, are managed outside of the three segments.  Prior period results have been recast to align to the current segment presentation.

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

Three Months Ended September 30, 2016 and 2015

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the three months ended September 30, 2016 and 2015 ($ in millions):

	Three Months Ended September 30, 2016
	US Specialized	US General
	Therapeutics	Medicine	International	Total
Net revenues	$1,453.2	$1,488.1	$697.8	$3,639.1

Operating expenses:
Cost of sales(1)	69.2	215.1	95.1	379.4
Selling and marketing	292.4	292.8	188.2	773.4
General and administrative	41.2	42.3	28.0	111.5
Segment Contribution	$1,050.4	$937.9	$386.5	$2,374.8
Contribution margin	72.3%	63.0%	55.4%	65.3%
Corporate				372.0
Research and development				622.8
Amortization				1,609.1
In-process research and development impairments				42.0
Asset sales and impairments, net				(4.7)
Operating (loss)				$(266.4)
Operating margin				(7.3)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.

	Three Months Ended September 30, 2015
	US Specialized	US General
	Therapeutics	Medicine	International	Total
Net revenues	$1,296.6	$1,552.0	$660.6	$3,509.2

Operating expenses:
Cost of sales(1)	71.6	227.5	108.3	407.4
Selling and marketing	236.2	262.8	155.8	654.8
General and administrative	17.2	17.5	33.3	68.0
Segment Contribution	$971.6	$1,044.2	$363.2	$2,379.0
Contribution margin	74.9%	67.3%	55.0%	67.8%
Corporate				642.5
Research and development				1,260.5
Amortization				1,557.8
In-process research and development impairments				300.0
Asset sales and impairments, net				(4.4)
Operating (loss)				$(1,377.4)
Operating margin				(39.3)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.

The following is a reconciliation of net revenues for the operating segments to the Company’s net revenues for the three months ended September 30, 2016 and 2015 ($ in millions):

	Three Months Ended September 30,		Change
	2016	2015	Dollars	%
Segment net revenues	$3,639.1	$3,509.2	$129.9	3.7%
Corporate revenues	(16.9)	(39.7)	22.8	57.4%
Net revenues	$3,622.2	$3,469.5	$152.7	4.4%

No country outside of the United States represents ten percent or more of net revenues. The US Specialized Therapeutics and US General Medicine segments are comprised solely of sales within the United States.

The following table represents global net revenues for the top products for the three months ended September 30, 2016 and 2015 ($ in millions):

	Three Months Ended September 30,
	2016	2015	$ Overall Change	$ Currency Change	$ Operational Change	% Overall Change	% Currency Change	% Operational Change
Botox®	$689.7	$604.4	$85.3	$(2.6)	$87.9	14.1%	(0.4)%	14.5%
Restasis®	371.8	328.3	43.5	(0.2)	43.7	13.3%	(0.1)%	13.4%
Fillers	201.8	167.6	34.2	(0.9)	35.1	20.4%	(0.5)%	20.9%
Linzess®/Constella®	168.7	118.6	50.1	(0.2)	50.3	42.2%	(0.2)%	42.4%
Lumigan®/Ganfort®	164.9	157.9	7.0	(1.9)	8.9	4.4%	(1.2)%	5.6%
Bystolic®	164.4	155.7	8.7	-	8.7	5.6%	-	5.6%
Namenda XR®	146.9	214.5	(67.6)	-	(67.6)	(31.5)%	-	(31.5)%
Alphagan®/Combigan®	134.7	120.8	13.9	(0.3)	14.2	11.5%	(0.2)%	11.7%
Lo Loestrin®	105.7	90.8	14.9	-	14.9	16.4%	-	16.4%
Estrace® Cream	98.6	87.4	11.2	-	11.2	12.8%	-	12.8%
Viibryd®/Fetzima®	87.6	84.5	3.1	-	3.1	3.7%	-	3.7%
Breast Implants	86.7	85.5	1.2	0.1	1.1	1.4%	0.1%	1.3%
Asacol®/Delzicol®	86.4	157.2	(70.8)	(1.6)	(69.2)	(45.0)%	(1.0)%	(44.0)%
Minastrin® 24	84.9	74.4	10.5	-	10.5	14.1%	-	14.1%
Aczone®	69.0	48.0	21.0	-	21.0	43.8%	-	43.8%
Ozurdex®	64.3	51.6	12.7	(0.4)	13.1	24.6%	(0.8)%	25.4%
Carafate®/Sulcrate®	57.0	52.9	4.1	-	4.1	7.8%	-	7.8%
Namenda® IR	2.9	54.9	(52.0)	-	(52.0)	(94.7)%	-	(94.7)%
Other Products Revenues **	859.9	857.9	2.0	(1.4)	3.4	0.2%	(0.2)%	0.4%
Less product sold through Anda Distribution business	(23.7)	(43.4)	19.7	-	19.7	(45.4)%	-	(45.4)%
Total Net Revenues **	$3,622.2	$3,469.5	$152.7	$(9.4)	$162.1	4.4%	(0.3)%	4.7%

** Includes an adjustment of $31.7 million recorded in the three months ended September 30, 2015 related to International other product revenues for the six months ended June 30, 2015 that were reported in discontinued operations instead of continuing operations during the six months ended June 30, 2015.  The impact of this out-of-period adjustment is not material to the six months ended June 30, 2015 or the three months ended September 30, 2015, and had no impact on the nine months ended September 30, 2015.

US Specialized Therapeutics Segment

The following table presents top product sales and net contribution for the US Specialized Therapeutics segment for the three months ended September 30, 2016 and 2015 ($ in millions):

	Three Months Ended September 30,		Change
	2016 (1)	2015(1)	Dollars	%
Total Eye Care	$608.5	$539.9	$68.6	12.7%
Restasis®	356.4	312.8	43.6	13.9%
Alphagan®/Combigan®	93.4	81.4	12.0	14.7%
Lumigan®/Ganfort®	78.3	71.7	6.6	9.2%
Ozurdex®	20.9	17.6	3.3	18.8%
Eye Drops	50.2	45.3	4.9	10.8%
Other Eye Care	9.3	11.1	(1.8)	(16.2)%
Total Medical Aesthetics	388.9	340.1	48.8	14.3%
Facial Aesthetics	293.7	249.0	44.7	18.0%
Botox® Cosmetics	174.5	159.3	15.2	9.5%
Fillers	105.0	89.7	15.3	17.1%
Kybella®	14.2	-	14.2	n.a.
Plastic Surgery	52.2	54.3	(2.1)	(3.9)%
Breast Implants	51.1	50.9	0.2	0.4%
Other Plastic Surgery	1.1	3.4	(2.3)	(67.6)%
Skin Care	43.0	36.8	6.2	16.8%
SkinMedica®	25.8	23.0	2.8	12.2%
Latisse®	17.2	13.8	3.4	24.6%
Total Medical Dermatology	116.1	107.8	8.3	7.7%
Aczone®	69.0	48.0	21.0	43.8%
Tazorac®	27.5	27.6	(0.1)	(0.4)%
Botox® Hyperhidrosis	16.3	15.0	1.3	8.7%
Other Medical Dermatology	3.3	17.2	(13.9)	(80.8)%
Total Neuroscience and Urology	330.7	291.4	39.3	13.5%
Botox® Therapeutics	305.5	261.3	44.2	16.9%
Rapaflo®	25.2	30.1	(4.9)	(16.3)%
Other Neuroscience and Urology	-	-	-	n.a.
Other Revenues	9.0	17.4	(8.4)	(48.3)%
Net revenues	$1,453.2	$1,296.6	$156.6	12.1%
Operating expenses:
Cost of sales(2)	69.2	71.6	(2.4)	(3.4)%
Selling and marketing	292.4	236.2	56.2	23.8%
General and administrative	41.2	17.2	24.0	139.5%
Segment contribution	$1,050.4	$971.6	$78.8	8.1%
Segment margin	72.3%	74.9%		(2.6)%
Segment gross margin(3)	95.2%	94.5%		0.7%

(1)	Includes revenues earned that were distributed through the Anda Distribution business to third party customers.
(2)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(3)	Defined as net revenues less segment related cost of sales as a percentage of net revenues.

Net Revenues

The increase in revenues was primarily driven by increases in total Eye Care, Facial Aesthetics and Neuroscience and Urology revenues.

Within Eye Care, Restasis® revenues increased $43.6 million, or 13.9%, versus the prior year period primarily due to net price appreciation and demand growth. Alphagan®/Combigan® revenues increased $12.0 million, or 14.7%, versus the prior year period primarily due to net price appreciation.

The increase in Facial Aesthetics revenues was driven in part by Botox® Cosmetics which increased $15.2 million, or 9.5%, versus the prior year period primarily due to demand growth.  Also contributing was an increase in Fillers revenues of $15.3 million, or 17.1% versus the prior year period driven primarily by demand growth offset, in part, by modest price depreciation, as well as the launch of Kybella®.

Within Medical Dermatology, Aczone® increased $21.0 million, or 43.8%, due to net price appreciation, as well as the launch of Aczone® 7.5%.

Within Neuroscience and Urology, Botox® Therapeutics revenues increased $44.2 million, or 16.9%, versus the prior year period driven by demand growth.

Cost of Sales

The decrease in cost of sales was primarily due to product mix.  Segment gross margins remained stable at 95.2% for the three months ended September 30, 2016 compared to 94.5% for the three months ended September 30, 2015.

Selling and Marketing Expenses

The increase in selling and marketing expenses primarily relates to an increase in selling and promotion costs associated with the Facial Aesthetics business driven in part by the launch of Kybella®. The Company also increased promotional effort for Restasis® and Botox® Therapeutics.

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

US General Medicine Segment

The following table presents top product sales and net contribution for the US General Medicine segment for the three months ended September 30, 2016 and 2015 ($ in millions):

	Three Months Ended September 30,		Change
	2016(1)	2015(1)	Dollars	%
Total Central Nervous System (CNS)	$325.5	$406.7	$(81.2)	(20.0)%
Namenda XR®	146.9	214.5	(67.6)	(31.5)%
Viibryd®/Fetzima®	87.6	84.5	3.1	3.7%
Saphris®	40.8	51.1	(10.3)	(20.2)%
Vraylar™	32.4	-	32.4	n.a.
Namzaric®	14.9	1.7	13.2	n.m.
Namenda® IR	2.9	54.9	(52.0)	(94.7)%
Total Gastrointestinal (GI)	431.4	398.6	32.8	8.2%
Linzess®	164.4	117.5	46.9	39.9%
Asacol®/Delzicol®	72.2	141.9	(69.7)	(49.1)%
Carafate®/Sulcrate®	56.4	52.9	3.5	6.6%
Zenpep®	52.5	43.1	9.4	21.8%
Canasa®/Salofalk®	47.2	34.6	12.6	36.4%
Viberzi®	30.9	-	30.9	n.a.
Other GI	7.8	8.6	(0.8)	(9.3)%
Total Women's Health	305.3	268.0	37.3	13.9%
Lo Loestrin®	105.7	89.8	15.9	17.7%
Estrace® Cream	98.6	87.4	11.2	12.8%
Minastrin® 24	84.9	74.4	10.5	14.1%
Liletta®	4.4	5.8	(1.4)	(24.1)%
Other Women's Health	11.7	10.6	1.1	10.4%
Total Anti-Infectives	52.5	52.3	0.2	0.4%
Teflaro®	33.3	35.8	(2.5)	(7.0)%
Dalvance®	10.3	4.9	5.4	110.2%
Avycaz®	4.8	7.5	(2.7)	(36.0)%
Other Anti-Infectives	4.1	4.1	-	0.0%
Established Brands	319.3	400.5	(81.2)	(20.3)%
Bystolic®	163.9	155.3	8.6	5.5%
Armour Thyroid	39.1	34.7	4.4	12.7%
Savella®	28.1	29.0	(0.9)	(3.1)%
Lexapro®	15.6	17.8	(2.2)	(12.4)%
Enablex®	1.9	17.2	(15.3)	(89.0)%
PacPharma	6.2	27.4	(21.2)	(77.4)%
Other Established Brands	64.5	119.1	(54.6)	(45.8)%
Other Revenues	54.1	25.9	28.2	108.9%
Net revenues	$1,488.1	$1,552.0	$(63.9)	(4.1)%
Operating expenses:
Cost of sales(2)	215.1	227.5	(12.4)	(5.5)%
Selling and marketing	292.8	262.8	30.0	11.4%
General and administrative	42.3	17.5	24.8	141.7%
Segment contribution	$937.9	$1,044.2	$(106.3)	(10.2)%
Segment margin	63.0%	67.3%		(4.3)%
Segment gross margin(3)	85.5%	85.3%		0.2%

(1)	Includes revenues earned that were distributed through the Anda Distribution business to third party customers.
(2)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(3)	Defined as net revenues less segment related cost of sales as a percentage of net revenues.

Net Revenues

The decrease in segment revenues is primarily due to a decrease in Central Nervous System revenues driven by the loss of exclusivity in July of 2015 for Namenda® IR, which declined by $52.0 million, or 94.7%, versus the prior year period.  Namenda XR® contributed revenues of $146.9 million in the three months ended September 30, 2016, a decline of $67.6 million, or 31.5%, versus the prior year period due to a decrease in demand coupled with a lower average selling price to maintain formulary coverage.  Central Nervous System revenue declines were offset, in part, by the launch of Vraylar™.

Growth within our Gastrointestinal franchise was primarily driven by Linzess® and newly launched Viberzi®.   Linzess® revenues increased $46.9 million, or 39.9%, versus the prior year period primarily due to strong demand growth coupled with net price appreciation. Our Asacol®/ Delzicol® franchise revenues decreased $69.7 million, or 49.1%, primarily due to a reduction in demand for Ascaol® HD following the launch of an authorized generic in August. A decline in Delzicol® revenues was attributable to decreased demand due to lower promotion and some loss in formulary coverage, offset by net price appreciation.  Offsetting this decline, in part, is royalty revenue of $26.0 million relating to our authorized generic version of Asacol® HD, which is included within “Other revenues”.

Our Women’s Healthcare franchise increase versus the prior year period is primarily due to both price and volume increases within our top products.  Lo Loestrin® increased 17.7% due to strong demand growth and net price appreciation.  Estrace® Cream increased 12.8% as a result of demand growth and modest net price appreciation.  Minastrin® 24 increased 14.1% as a result of net price appreciation.

The decline in Established Brands revenues is primarily due to loss of exclusivity on certain products and product divestitures.

Cost of Sales

The decrease in cost of sales was primarily a result of a decrease in product revenues.  Segment gross margins remained stable at 85.5% for the three months ended September 30, 2016 compared to 85.3% for the three months ended September 30, 2015.

Selling and Marketing Expenses

The increase in selling and marketing expenses relates to promotional spending associated with recently launched products, including Viberzi® and Vraylar™.

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

International Segment

The following table presents top product sales and net contribution for the International segment for the three months ended September 30, 2016 and 2015 ($ in millions):

	Three Months Ended September 30,		Change
	2016	2015	$ Overall Change	$ Currency Change	$ Operational Change	% Overall Change	% Currency Change	% Operational Change
Total Eye Care	$294.2	$281.5	$12.7	$(4.2)	$16.9	4.5%	(1.5)%	6.0%
Lumigan®/Ganfort®	86.6	86.2	0.4	(1.9)	2.3	0.5%	(2.2)%	2.7%
Alphagan®/Combigan®	41.3	39.4	1.9	(0.3)	2.2	4.8%	(0.8)%	5.6%
Ozurdex®	43.4	34.0	9.4	(0.4)	9.8	27.6%	(1.2)%	28.8%
Optive®	25.6	23.2	2.4	(0.2)	2.6	10.3%	(0.9)%	11.2%
Restasis®	15.4	15.5	(0.1)	(0.2)	0.1	(0.6)%	(1.3)%	0.7%
Other Eye Drops	42.1	44.0	(1.9)	(0.8)	(1.1)	(4.3)%	(1.8)%	(2.5)%
Other Eye Care	39.8	39.2	0.6	(0.4)	1.0	1.5%	(1.0)%	2.5%
Total Medical Aesthetics	251.0	214.8	36.2	(2.1)	38.3	16.9%	(1.0)%	17.9%
Facial Aesthetics	212.6	176.5	36.1	(2.2)	38.3	20.5%	(1.2)%	21.7%
Botox® Cosmetics	115.3	98.6	16.7	(1.3)	18.0	16.9%	(1.3)%	18.2%
Fillers	96.8	77.9	18.9	(0.9)	19.8	24.3%	(1.2)%	25.5%
Belkyra® (Kybella®)	0.5	-	0.5	-	0.5	n.a.	n.a.	n.a.
Plastic Surgery	35.8	34.6	1.2	0.1	1.1	3.5%	0.3%	3.2%
Breast Implants	35.6	34.6	1.0	0.1	0.9	2.9%	0.3%	2.6%
Earfold™	0.2	-	0.2	-	0.2	n.a.	n.a.	n.a.
Skin Care	2.6	3.7	(1.1)	-	(1.1)	(29.7)%	0.0%	(29.7)%
Botox® Therapeutics and Other	134.6	155.5	(20.9)	(3.1)	(17.8)	(13.4)%	(2.0)%	(11.4)%
Botox® Therapeutics	78.1	70.2	7.9	(1.3)	9.2	11.3%	(1.9)%	13.2%
Asacol®/Delzicol®	14.2	15.3	(1.1)	(1.6)	0.5	(7.2)%	(10.5)%	3.3%
Constella®	4.3	1.1	3.2	(0.2)	3.4	n.m.	(18.2)%	n.m.
Other Products **	38.0	68.9	(30.9)	-	(30.9)	(44.8)%	0.0%	(44.8)%
Other Revenues	18.0	8.8	9.2	-	9.2	104.5%	0.0%	104.5%
Net revenues **	$697.8	$660.6	$37.2	$(9.4)	$46.6	5.6%	(1.4)%	7.0%
Operating expenses:
Cost of sales(1)	95.1	108.3	(13.2)	(1.1)	(12.1)	(12.2)%	(1.0)%	(11.2)%
Selling and marketing	188.2	155.8	32.4	(2.8)	35.2	20.8%	(1.8)%	22.6%
General and administrative	28.0	33.3	(5.3)	(1.0)	(4.3)	(15.9)%	(3.0)%	(12.9)%
Segment contribution	$386.5	$363.2	$23.3	$(4.5)	$27.8	6.4%	(1.2)%	7.6%
Segment margin	55.4%	55.0%				0.4%
Segment gross margin(2)	86.4%	83.6%				2.8%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2)	Defined as net revenues less segment related cost of sales as a percentage of net revenues.
**

Includes an adjustment of $31.7 million recorded in the three months ended September 30, 2015 related to International other product revenues for the six months ended June 30, 2015 that were reported in discontinued operations instead of continuing operations during the six months ended June 30, 2015.  The impact of this out-of-period adjustment is not material to the six months ended June 30, 2015 or the three months ended September 30, 2015, and had no impact on the nine months ended September 30, 2015.

Net Revenues

The increase in segment net revenues is primarily due to the performance of total Eye Care and Facial Aesthetics.  Within total Eye Care, Ozurdex® increased $9.4 million, or 27.6% versus the prior year period, primarily driven by demand growth.  Within Facial Aesthetics, Fillers revenues increased $18.9 million, or 24.3% versus the prior year period, primarily resulting from demand growth, offset in part, by unfavorable currency impacts.  Botox® Cosmetic sales also grew 16.9% driven by demand growth, offset in part, by unfavorable currency impacts.  Botox® Therapeutics sales also grew 11.3% driven by demand growth, offset in part, by unfavorable currency impacts.

Cost of Sales

The decrease in cost of sales was primarily due to the increase in net revenues, offset, in part, by favorable product mix.  Segment gross margins improved to 86.4% for the three months ended September 30, 2016 compared to 83.6% for the three months ended September 30, 2015.

Selling and Marketing Expenses

The increase in selling and marketing expenses relates to promotional spending associated with Ozurdex®, Botox® Cosmetic and Fillers and recent product launches including Earfold™, Belkyra® and Constella®.

General and Administrative Expenses

The decrease in general and administrative costs is primarily due to the impact of corporate restructuring programs.

Corporate

Corporate represents the results of corporate initiatives as well as the impact of select revenues and shared costs.  The following represents the corporate amounts for the three months ended September 30, 2016 and 2015 ($ in millions):

	Three Months Ended September 30, 2016
	Integration and Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Reclassification of Sales Distributed Through Anda to Discontinued Operations	Other	Revenues and Shared Costs	Total

Net Sales	$-	$-	$-	$(23.7)	$-	$6.8	$(16.9)
Operating expenses:
Cost of sales(1)	8.0	10.4	1.7	(23.0)	(0.1)	85.8	82.8
Selling and marketing	4.1	-	16.3	-	-	2.2	22.6
General and administrative	60.2	-	12.0	-	57.7	119.8	249.7
Contribution	$(72.3)	$(10.4)	$(30.0)	$(0.7)	$(57.6)	$(201.0)	$(372.0)

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

	Three Months Ended September 30, 2015
	Integration and Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Reclassification of Sales Distributed Through Anda to Discontinued Operations	Other	Revenues and Shared Costs	Total

Net Sales	$-	$-	$-	$(43.4)	$-	$3.7	$(39.7)
Operating expenses:
Cost of sales(1)	0.4	20.6	297.2	(37.1)	-	21.8	302.9
Selling and marketing	3.7	-	24.6	-	-	0.5	28.8
General and administrative	87.6	-	18.6	-	22.0	142.9	271.1
Contribution	$(91.7)	$(20.6)	$(340.4)	$(6.3)	$(22.0)	$(161.5)	$(642.5)

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

In the three months ended September 30, 2016, integration and restructuring charges were primarily related to the integration of the Legacy Allergan business as well as charges incurred with the terminated merger with Pfizer, Inc. of $18.0 million. The Company incurred charges related to the purchase accounting impact on stock-based compensation related to the Allergan and Forest acquisitions, which increased cost of sales, selling and marketing and general and administrative expenses. Included in other in the three months ended September 30, 2016 are mark-to-market unrealized losses for foreign currency option contracts that are entered into in order to offset future exposure to movements in currencies of $18.2 million as well as legal settlement charges of $40.8 million.

Shared costs primarily include above site and unallocated costs associated with running our global manufacturing facilities. The increase in shared cost of sales is primarily due to an increase in costs no longer attributable to the operating segments as the Company continues to streamline and centralize operations.  This has the impact of lowering segment cost of sales and increasing corporate cost of sales versus prior year periods.  In addition, the three months ended September 30, 2016 included higher costs for product validations and capacity expansions. Also, within shared costs are corporate general and administrative expenses.  The decrease in costs versus the prior year period is primarily due to more costs included within operating segments as part of our new management reporting structure, which reduced corporate expenses.

In the three months ended September 30, 2015, integration and restructuring charges primarily related to integration of the Allergan and Forest businesses.  In the three months ended September 30, 2015, the Company incurred purchase accounting effects of $292.9 million in cost of sales primarily related to fair value inventory step-up from the Allergan and Forest acquisitions as products were sold to the Company’s third party customers. The Company also incurred charges related to the purchase accounting impact on stock-based compensation related to the Allergan and Forest acquisitions, which increased cost of sales, selling and marketing and general and administrative expenses.  In the three months ended September 30, 2015, the Company incurred mark-to-market unrealized losses for foreign currency option contracts that are entered into to offset future exposure to movements in currencies of $4.5 million.

Research and Development Expenses

R&D expenses consist predominantly of personnel-related costs, active pharmaceutical ingredient costs, contract research, biostudy and facilities costs associated with product development.

R&D expenses consisted of the following components in the three months ended September 30, 2016 and 2015 ($ in millions):

	Three Months Ended September 30,		Change
	2016	2015	Dollars	%
Ongoing operating expenses	$386.4	$305.0	$81.4	26.7%
Brand related milestone payments and upfront license payments	207.9	857.3	(649.4)	(75.7)%
Acquisition accounting fair market value adjustment to stock-based compensation	8.0	15.4	(7.4)	(48.1)%
Acquisition, integration, and restructuring charges	15.0	22.7	(7.7)	(33.9)%
Contingent consideration adjustments, net	5.5	60.1	(54.6)	(90.8)%
Total expenditures	$622.8	$1,260.5	$(637.7)	(50.6)%

The increase in ongoing operating expenses in the three months ended September 30, 2016 versus the prior year period is primarily due to an increase in clinical trial activity primarily in the Ophthalmology and CNS therapeutic areas.

In the three months ended September 30, 2016, the Company had brand related milestone payments relating to the Akarna Transaction of $48.2 million, the Retrosense Transaction of $59.7 million and the Merck Transaction of $100.0 million.  In the three months ended September 30, 2015, brand related milestone payments and upfront license charges included $250.0 million relating to the migraine license with Merck and $571.7 million related to upfront charges as part of the Naurex Transaction.

Amortization

Amortization in the three months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,		Change
($ in millions)	2016	2015	Dollars	%
Amortization	$1,609.1	$1,557.8	$51.3	3.3%

Amortization for the three months ended September 30, 2016 increased as compared to the prior period as a result of the Kythera Acquisition and amortization related to recently launched products.

IPR&D Impairments and Asset Sales and Impairments, Net

IPR&D impairments and Asset sales and impairments, net consisted of the following components in the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Change
($ in millions)	2016	2015	Dollars	%
IPR&D impairments	$42.0	$300.0	$(258.0)	(86.0)%
Asset sales and impairments, net	(4.7)	(4.4)	(0.3)	6.8%

In the three months ended September 30, 2016, the Company recorded $42.0 million in IPR&D impairments on a gastroenterology project as a result of the lack of future availability of active pharmaceutical ingredients.

During the three months ended September 30, 2015, the Company made the decision to abandon a select IPR&D asset (acquired in connection with the Allergan Acquisition) based on the review of research studies, resulting in an impairment of the full asset value of $300.0 million.

Asset sales and impairments, net in the three months ended September 30, 2016, included the gain on the sale of certain investments.

Interest Income

Interest income in the three months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,		Change
($ in millions)	2016	2015	Dollars	%
Interest income	$18.1	$3.5	$14.6	417.1%

Interest income in the three months ended September 30, 2016 increased as a result of the Company investing the cash proceeds from the Teva Transaction in Marketable securities and Cash and cash equivalents.

Interest Expense

Interest expense consisted of the following components in the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Change
($ in millions)	2016	2015	Dollars	%
Fixed Rate Notes	$284.7	$289.5	(4.8)	(1.7)%
AGN Term Loan	19.4	25.2	(5.8)	(23.0)%
ACT Term Loan	8.7	11.0	(2.3)	(20.9)%
Floating Rate Notes	5.8	5.9	(0.1)	(1.7)%
WC Term Loan	-	3.4	(3.4)	(100.0)%
Revolving Credit Facility	-	0.2	(0.2)	(100.0)%
Other	5.7	5.0	0.7	14.0%
Interest expense	$324.3	$340.2	$(15.9)	(4.7)%

Interest expense in the three months ended September 30, 2016 decreased as a result of the Company fully repaying outstanding term loans with the cash proceeds from the Teva Transaction on August 2, 2016.

Other (expense) income, net

Other (expense) income, net consisted of the following components in the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Change
s($ in millions)	2016	2015	Dollars	%
Dividend income	$34.1	$-	$34.1	n.a.
Other (expense) income	(0.5)	0.2	(0.7)	(350.0)%
Other (expense) income, net	$33.6	$0.2	$33.4	16700.0%

Dividend income in the three months ended September 30, 2016 was earned on the Company’s investment in Teva ordinary shares received from the Teva Transaction. Teva shares pay dividends quarterly, currently at a rate of $0.34 per share.

(Benefit) for Income Taxes

	Three Months Ended September 30,		Change
($ in millions)	2016	2015	Dollars	%
(Benefit) for income taxes	$(158.9)	$(838.9)	$680.0	(81.1)%
Effective tax rate	29.5%	48.9%

The Company’s effective tax rate for the three months ended September 30, 2016 was 29.5% compared to 48.9% for the three months ended September 30, 2015. The effective tax rate for the three months ended September 30, 2016 was impacted by income earned in jurisdictions with tax rates lower than the Irish statutory rate and U.S. losses tax benefited at rates greater than the Irish statutory rate. Additionally, the tax benefit for the three months ended September 30, 2016 included, but not limited to, the following items: a benefit of $48.2 million related to the change in tax rates applicable to certain temporary differences, a benefit of $37.9 million for the New Jersey Grow income tax credit and a benefit of $15.7 million primarily related to a valuation allowance release in Ireland.

The effective tax rate for the three months ended September 30, 2015 was impacted by income earned in jurisdictions with tax rates lower than the Irish statutory rate and U.S. losses tax benefited at rates greater than the Irish statutory rate. Additionally, the tax provision for the three months ended September 30, 2015 included, but not limited to, the following items: a benefit of $318.9 million for the reversal of a valuation allowance on a portion of U.S. capital loss carryforwards resulting from restructuring associated with the sale of the generics business, a benefit of $36.8 million for the recognition of previously unrecognized tax benefits, a benefit of $41.3 million for certain IPR&D impairments and a benefit of $44.0 million for acquired tax attributes.

The decrease in the effective tax rate for the period ended September 30, 2016 as compared to the period ended September 30, 2015 is the result of changes in the mix of income and losses in jurisdictions with rates other than the Irish statutory rate and the change in the valuation allowance recorded in the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 and 2015

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the nine months ended September 30, 2016 and 2015 ($ in millions):

	Nine Months Ended September 30, 2016
	US Specialized	US General
	Therapeutics	Medicine	International	Total
Net revenues	$4,240.8	$4,390.9	$2,128.1	$10,759.8

Operating expenses:
Cost of sales(1)	215.0	649.6	309.3	1,173.9
Selling and marketing	844.8	902.8	582.7	2,330.3
General and administrative	126.4	128.2	86.5	341.1
Segment Contribution	$3,054.6	$2,710.3	$1,149.6	$6,914.5
Contribution margin	72.0%	61.7%	54.0%	64.3%
Corporate				1,052.8
Research and development				1,662.4
Amortization				4,831.9
In-process research and development impairments				316.9
Asset sales and impairments, net				(24.0)
Operating (loss)				(925.5)
Operating margin				(8.6)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.

	Nine Months Ended September 30, 2015
	US Specialized	US General
	Therapeutics	Medicine	International	Total
Net revenues	$2,889.6	$4,803.7	$1,496.4	$9,189.7

Operating expenses:
Cost of sales(1)	160.2	674.0	243.8	1,078.0
Selling and marketing	525.0	917.1	394.2	1,836.3
General and administrative	46.1	88.8	75.7	210.6
Segment Contribution	$2,158.3	$3,123.8	$782.7	$6,064.8
Contribution margin	74.7%	65.0%	52.3%	66.0%
Corporate				2,338.8
Research and Development				1,927.9
Amortization				3,858.9
In-process research and development impairments				497.6
Asset sales and impairments, net				3.1
Operating (loss)				(2,561.5)
Operating margin				(27.9)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.

The following is a reconciliation of net revenues for the operating segments to the Company’s net revenues for the nine months ended September 30, 2016 and 2015 ($ in millions):

	Nine Months Ended September 30,		Change
	2016	2015	Dollars	%
Segment net revenues	$10,759.8	$9,189.7	$1,570.1	17.1%
Corporate revenues	(53.5)	(108.5)	55.0	50.7%
Net revenues	$10,706.3	$9,081.2	$1,625.1	17.9%

No country outside of the United States represents ten percent or more of net revenues. The US Specialized Therapeutics and US General Medicine segments are comprised solely of sales within the United States.

The following tables represent global net revenues for the top products for the nine months ended September 30, 2016 and 2015 ($ in millions):

	Nine Months Ended September 30,
	2016	2015	$ Overall Change	$ Currency Change	$ Operational Change	% Overall Change	% Currency Change	% Operational Change
Botox®	$2,046.9	$1,319.8	$727.1	$(15.4)	$742.5	55.1%	(1.2)%	56.3%
Restasis®	1,076.1	683.2	392.9	(1.6)	394.5	57.5%	(0.2)%	57.7%
Fillers	629.5	388.2	241.3	(7.4)	248.7	62.2%	(1.9)%	64.1%
Lumigan®/Ganfort®	509.6	355.6	154.0	(4.8)	158.8	43.3%	(1.3)%	44.6%
Namenda XR®	486.5	569.8	(83.3)	-	(83.3)	(14.6)%	-	(14.6)%
Bystolic®	479.1	476.9	2.2	-	2.2	0.5%	-	0.5%
Linzess®/Constella®	464.7	328.0	136.7	(0.4)	137.1	41.7%	(0.1)%	41.8%
Alphagan®/Combigan®	401.6	272.3	129.3	(3.2)	132.5	47.5%	(1.2)%	48.7%
Asacol®/Delzicol®	338.4	455.6	(117.2)	(2.6)	(114.6)	(25.7)%	(0.6)%	(25.1)%
Lo Loestrin®	296.0	253.3	42.7	-	42.7	16.9%	-	16.9%
Estrace® Cream	276.4	229.4	47.0	-	47.0	20.5%	-	20.5%
Breast Implants	261.7	198.4	63.3	(1.8)	65.1	31.9%	(0.9)%	32.8%
Viibryd®/Fetzima®	252.7	244.8	7.9	-	7.9	3.2%	-	3.2%
Minastrin® 24	248.9	195.9	53.0	-	53.0	27.1%	-	27.1%
Ozurdex®	192.0	109.6	82.4	(1.1)	83.5	75.2%	(1.0)%	76.2%
Carafate®/Sulcrate®	169.4	153.4	16.0	-	16.0	10.4%	-	10.4%
Aczone®	156.1	114.3	41.8	-	41.8	36.6%	-	36.6%
Namenda® IR	12.8	532.9	(520.1)	-	(520.1)	(97.6)%	-	(97.6)%
Other Products Revenues	2,487.9	2,313.6	174.3	(14.7)	189.0	7.5%	(0.6)%	8.1%
Less product sold through Anda Distribution business	(80.0)	(113.8)	33.8	-	33.8	(29.7)%	-	(29.7)%
Total Net Revenues	$10,706.3	$9,081.2	$1,625.1	$(53.0)	$1,678.1	17.9%	(0.6)%	18.5%

US Specialized Therapeutics Segment

The following table presents top product sales and net contribution for the US Specialized Therapeutics segment for the nine months ended September 30, 2016 and 2015 ($ in millions):

	Nine Months Ended September 30,		Change
	2016(1)	2015(1)	Dollars	%
Total Eye Care	$1,777.6	$1,213.2	$564.4	46.5%
Restasis®	1,026.4	651.4	375.0	57.6%
Alphagan®/Combigan®	274.3	184.9	89.4	48.4%
Lumigan®/Ganfort®	240.4	165.9	74.5	44.9%
Ozurdex®	61.8	36.9	24.9	67.5%
Eye Drops	140.1	131.8	8.3	6.3%
Other Eye Care	34.6	42.3	(7.7)	(18.2)%
Total Medical Aesthetics	1,182.6	761.4	421.2	55.3%
Facial Aesthetics	893.3	547.9	345.4	63.0%
Botox® Cosmetics	529.8	341.2	188.6	55.3%
Fillers	325.3	206.7	118.6	57.4%
Kybella®	38.2	-	38.2	n.a.
Plastic Surgery	153.1	122.5	30.6	25.0%
Breast Implants	149.2	112.8	36.4	32.3%
Other Plastic Surgery	3.9	9.7	(5.8)	(59.8)%
Skin Care	136.2	91.0	45.2	49.7%
SkinMedica®	81.5	51.6	29.9	57.9%
Latisse®	54.7	39.4	15.3	38.8%
Total Medical Dermatology	282.2	249.4	32.8	13.2%
Aczone®	156.1	114.3	41.8	36.6%
Tazorac®	68.0	65.7	2.3	3.5%
Botox® Hyperhidrosis	48.9	35.5	13.4	37.7%
Other Medical Dermatology	9.2	33.9	(24.7)	(72.9)%
Total Neuroscience and Urology	963.8	637.2	326.6	51.3%
Botox® Therapeutics	875.3	549.7	325.6	59.2%
Rapaflo®	87.6	87.5	0.1	0.1%
Other Neuroscience and Urology	0.9	-	0.9	n.a.
Other Revenues	34.6	28.4	6.2	21.8%
Net revenues	$4,240.8	$2,889.6	$1,351.2	46.8%
Operating expenses:
Cost of sales(2)	215.0	160.2	54.8	34.2%
Selling and marketing	844.8	525.0	319.8	60.9%
General and administrative	126.4	46.1	80.3	174.2%
Segment contribution	$3,054.6	$2,158.3	$896.3	41.5%
Segment margin	72.0%	74.7%		(2.7)%
Segment gross margin(3)	94.9%	94.5%		0.4%

(1)	Includes revenues earned that were distributed through the Anda Distribution business to third party customers.
(2)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(3)	Defined as net revenues less segment related cost of sales as a percentage of net revenues.

Net Revenues

The increase in net revenues was primarily due to the contribution from the Allergan Acquisition, which contributed a full nine months in 2016 as opposed to six and a half months in 2015.

Cost of Sales

The increase in cost of sales was primarily due to the contribution from the Allergan Acquisition, which contributed a full nine months in 2016 as opposed to six and a half months in 2015.  Segment gross margins remained stable at 94.9% for the nine months ended September 30, 2016 compared to 94.5% for the nine months ended September 30, 2015.

Selling and Marketing Expenses

The increase in selling and marketing expenses was primarily due to the contribution from the Allergan Acquisition, which contributed a full nine months in 2016 as opposed to six and a half months in 2015 as well as costs incurred with recent product launches.

General and Administrative Expenses

The increase in general and administrative expenses was primarily due to the contribution from the Allergan Acquisition, which contributed a full nine months in 2016 as opposed to six and a half months in 2015 and an increase due to the Company’s new operating management structure wherein more costs are directly supporting the operating segments versus corporate functions. Consequently, general and administrative expenses increased as a result of this change.  In addition, there was also a period over period increase in compensation costs.

US General Medicine Segment

The following table presents top product sales and net contribution for the US General Medicine segment for the nine months ended September 30, 2016 and 2015 ($ in millions):

	Nine Months Ended September 30,		Change
	2016(1)	2015(1)	Dollars	%
Total Central Nervous System (CNS)	$964.6	$1,485.1	$(520.5)	(35.0)%
Namenda XR®	486.5	569.8	(83.3)	(14.6)%
Viibryd®/Fetzima®	252.6	244.8	7.8	3.2%
Saphris®	123.6	134.3	(10.7)	(8.0)%
Vraylar™	51.1	-	51.1	n.a.
Namzaric®	38.0	3.3	34.7	n.m.
Namenda® IR	12.8	532.9	(520.1)	(97.6)%
Total Gastrointestinal (GI)	1,277.0	1,138.4	138.6	12.2%
Linzess®	452.0	325.1	126.9	39.0%
Asacol®/Delzicol®	297.9	407.8	(109.9)	(26.9)%
Carafate®/Sulcrate®	167.7	153.4	14.3	9.3%
Zenpep®	145.1	121.5	23.6	19.4%
Canasa®/Salofalk®	135.0	102.2	32.8	32.1%
Viberzi®	55.3	-	55.3	n.a.
Other GI	24.0	28.4	(4.4)	(15.5)%
Total Women's Health	865.1	716.7	148.4	20.7%
Lo Loestrin®	296.0	251.7	44.3	17.6%
Estrace® Cream	276.4	229.4	47.0	20.5%
Minastrin® 24	247.5	195.3	52.2	26.7%
Liletta®	15.0	10.7	4.3	40.2%
Other Women's Health	30.2	29.6	0.6	2.0%
Total Anti-Infectives	167.1	138.3	28.8	20.8%
Teflaro®	101.9	105.3	(3.4)	(3.2)%
Avycaz®	26.9	12.9	14.0	108.5%
Dalvance®	26.7	11.3	15.4	136.3%
Other Anti-Infectives	11.6	8.8	2.8	31.8%
Established Brands	1,038.8	1,267.7	(228.9)	(18.1)%
Bystolic®	477.8	476.1	1.7	0.4%
Armour Thyroid	121.8	88.9	32.9	37.0%
Savella®	74.1	80.6	(6.5)	(8.1)%
Lexapro®	50.8	53.6	(2.8)	(5.2)%
Enablex®	14.7	51.5	(36.8)	(71.5)%
PacPharma	49.7	56.6	(6.9)	(12.2)%
Other Established Brands	249.9	460.4	(210.5)	(45.7)%
Other Revenues	78.3	57.5	20.8	36.2%
Net revenues	$4,390.9	$4,803.7	$(412.8)	(8.6)%
Operating expenses:
Cost of sales(2)	649.6	674.0	(24.4)	(3.6)%
Selling and marketing	902.8	917.1	(14.3)	(1.6)%
General and administrative	128.2	88.8	39.4	44.4%
Segment contribution	$2,710.3	$3,123.8	$(413.5)	(13.2)%
Segment margin	61.7%	65.0%		(3.3)%
Segment gross margin(3)	85.2%	86.0%		(0.8)%

(1)	Includes revenues earned that were distributed through the Anda Distribution business to third party customers.
(2)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(3)	Defined as net revenues less segment related cost of sales as a percentage of net revenues.

Net Revenues

The decrease in segment revenues is primarily driven by the loss of exclusivity on Namenda® IR, which declined $520.1 million, or 97.6%, versus the prior year period. Namenda XR® contributed revenues of $486.5 million in the nine months ended September 30, 2016, a decline of $83.3 million, or 14.6%, versus the prior year period due to a decline in average net selling price to maintain strong formulary, coupled with a decline in demand. The launches of Namzaric® and Vraylar™ have partially offset the impact of the decline of Namenda® IR and XR.

Growth within our Gastrointestinal franchise was primarily driven by Linzess® and newly launched Viberzi®.  Linzess® revenues increased $126.9 million, or 39.0%, versus the prior year period primarily due to strong demand growth and price appreciation.  The Asacol® / Delzicol® franchise revenues decreased $109.9 million, or 26.9% primarily due to a reduction in demand as a result of lower promotion and some loss in formulary coverage, offset, in part, by net price appreciation.  In addition, an authorized generic of Asacol® HD was launched in August. Offsetting this decline, in part, is royalty revenue of $26.0 million relating to our authorized generic version of Asacol® HD, which is included within “Other Revenues”.

Our Women’s Healthcare franchise increased $148.4 million or 20.7%, versus the prior year period.  Lo Loestrin® increased 17.6% due to strong demand growth and modest net price appreciation. Estrace® Cream increased 20.5% as a result of net price appreciation and modest demand growth. Minastrin® 24 increased 26.7% primarily as a result of net price appreciation.

The decline in Established Brands revenues is primarily due to loss of exclusivity on certain products and product divestitures.

Cost of Sales

The decrease in cost of sales was primarily due to a decline in product revenues as well as an unfavorable product mix.  Segment gross margins declined to 85.2% for the nine months ended September 30, 2016 compared to 86.0% for the nine months ended September 30, 2015.

Selling and Marketing Expenses

A modest decrease in selling and marketing expenses is attributable to the overall decline in revenues offset, in part, by redeployment of promotional efforts to key growth brands including newly launched products Viberzi® and Vraylar™.

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

International Segment

The following table presents top products sales and net contribution for the International segment for the nine months ended September 30, 2016 and 2015 ($ in millions):

	Nine Months Ended September 30,		Change
	2016	2015	$ Overall Change	$ Currency Change	$ Operational Change	% Overall Change	% Currency Change	% Operational Change
Total Eye Care	$904.4	$623.7	$280.7	$(21.8)	$302.5	45.0%	(3.5)%	48.5%
Lumigan®/Ganfort®	269.2	189.7	79.5	(4.8)	84.3	41.9%	(2.5)%	44.4%
Ozurdex®	130.2	72.7	57.5	(1.1)	58.6	79.1%	(1.5)%	80.6%
Alphagan®/Combigan®	127.3	87.4	39.9	(3.2)	43.1	45.7%	(3.7)%	49.4%
Optive®	75.7	51.9	23.8	(1.8)	25.6	45.9%	(3.5)%	49.4%
Restasis®	49.7	31.8	17.9	(1.6)	19.5	56.3%	(5.0)%	61.3%
Other Eye Drops	131.2	99.5	31.7	(3.9)	35.6	31.9%	(3.9)%	35.8%
Other Eye Care	121.1	90.7	30.4	(5.4)	35.8	33.5%	(6.0)%	39.5%
Total Medical Aesthetics	780.0	509.9	270.1	(18.7)	288.8	53.0%	(3.7)%	56.7%
Facial Aesthetics	658.7	416.4	242.3	(16.7)	259.0	58.2%	(4.0)%	62.2%
Botox® Cosmetics	352.9	234.9	118.0	(9.3)	127.3	50.2%	(4.0)%	54.2%
Fillers	304.2	181.5	122.7	(7.4)	130.1	67.6%	(4.1)%	71.7%
Belkyra® (Kybella®)	1.6	-	1.6	-	1.6	n.a.	n.a.	n.a.
Plastic Surgery	112.9	85.6	27.3	(1.8)	29.1	31.9%	(2.1)%	34.0%
Breast Implants	112.5	85.6	26.9	(1.8)	28.7	31.4%	(2.1)%	33.5%
Earfold™	0.4	-	0.4	-	0.4	n.a.	n.a.	n.a.
Skin Care	8.4	7.9	0.5	(0.2)	0.7	6.3%	(2.5)%	8.8%
Botox® Therapeutics and Other	399.0	321.5	77.5	(12.5)	90.0	24.1%	(3.9)%	28.0%
Botox® Therapeutics	240.0	158.5	81.5	(6.1)	87.6	51.4%	(3.8)%	55.2%
Asacol®/Delzicol®	40.5	47.8	(7.3)	(2.6)	(4.7)	(15.3)%	(5.4)%	(9.9)%
Constella®	12.7	2.9	9.8	(0.4)	10.2	n.m.	(13.8)%	n.m.
Other Products	105.8	112.3	(6.5)	(3.4)	(3.1)	(5.8)%	(3.0)%	(2.8)%
Other Revenues	44.7	41.3	3.4	-	3.4	8.2%	0.0%	8.2%
Net revenues **	$2,128.1	$1,496.4	$631.7	$(53.0)	$684.7	42.2%	(3.5)%	45.7%
Operating expenses:
Cost of sales(1)	309.3	243.8	65.5	(8.2)	73.7	26.9%	(3.4)%	30.3%
Selling and marketing	582.7	394.2	188.5	(14.7)	203.2	47.8%	(3.7)%	51.5%
General and administrative	86.5	75.7	10.8	(3.1)	13.9	14.3%	(4.1)%	18.4%
Segment contribution	$1,149.6	$782.7	$366.9	$(27.0)	$393.9	46.9%	(3.4)%	50.3%
Segment margin	54.0%	52.3%				1.7%
Segment gross margin(2)	85.5%	83.7%				1.8%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2)	Defined as net revenues less segment related cost of sales as a percentage of net revenues.

Net Revenues

The increase in net revenues was primarily due to the contribution from the Allergan Acquisition, which contributed a full nine months in 2016 as opposed to six and a half months in 2015.

Cost of Sales

The increase in cost of sales was primarily due to the contribution from the Allergan Acquisition, which contributed a full nine months in 2016 as opposed to six and a half months in 2015.

Selling and Marketing Expenses

The increase in selling and marketing expenses was primarily due to the contribution from the Allergan Acquisition, which contributed a full nine months in 2016 as opposed to six and a half months in 2015, offset, in part, by cost savings due to corporate initiatives.

General and Administrative Expenses

The increase in general and administrative expenses was primarily due to the contribution from the Allergan Acquisition, which contributed a full nine months in 2016 as opposed to six and a half months in 2015, offset, in part, by cost savings due to corporate initiatives.

Corporate

	Nine Months Ended September 30, 2016
	Integration and Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Reclassification of Sales Distributed Through Anda to Discontinued Operations	Other	Revenues and Shared Costs	Total

Net Sales	$-	$-	$-	$(80.0)	$-	$26.5	$(53.5)
Operating expenses:
Cost of sales(1)	16.0	13.4	48.8	(78.2)	-	207.2	207.2
Selling and marketing	38.0	-	55.3	-	0.1	5.9	99.3
General and administrative	196.8	0.1	35.7	-	122.9	337.3	692.8
Contribution	$(250.8)	$(13.5)	$(139.8)	$(1.8)	$(123.0)	$(523.9)	$(1,052.8)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

	Nine Months Ended September 30, 2015
	Integration and Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Reclassification of Sales Distributed Through Anda to Discontinued Operations	Other	Revenues and Shared Costs	Total

Net Sales	$-	$-	$-	$(113.8)	$-	$5.3	$(108.5)
Operating expenses:
Cost of sales(1)	48.8	53.1	996.9	(105.8)	-	79.0	1,072.0
Selling and marketing	80.1	-	100.2	-	(1.7)	2.3	180.9
General and administrative	365.7	(0.5)	262.1	-	72.3	277.8	977.4
Contribution	$(494.6)	$(52.6)	$(1,359.2)	$(8.0)	$(70.6)	$(353.8)	$(2,338.8)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

In the nine months ended September 30, 2016, integration and restructuring charges primarily related to the integration of the Legacy Allergan business as well as charges incurred with the terminated merger with Pfizer, Inc. of $92.9 million.  In the nine months ended September 30, 2016, the Company incurred purchase accounting effects of $42.4 million in cost of sales primarily related to the fair value inventory step-up from the Allergan and Forest acquisitions as products were sold to the Company’s third party customers. The Company also incurred charges related to the purchase accounting impact on stock-based compensation related to the Allergan and Forest acquisitions, which increased cost of sales, selling and marketing and general and administrative expenses.  In the nine months ended September 30, 2016, general and administrative costs included legal settlement charges of $100.0 million.

Shared costs primarily include above site and unallocated costs associated with running our global manufacturing facilities and corporate general and administrative expenses. The increase in shared cost of sales is primarily due to an increase in costs no longer attributable to the operating segments as the Company continues to streamline and centralize operations.  This has the impact of lowering segment cost of sales and increasing corporate cost of sales versus prior year periods.  In addition, the nine months ended September 30, 2016 included higher costs for product validations and capacity expansions.  In the nine months ended September 30, 2016, the increase in “Revenues and Shared Costs” versus the prior year were also due to the Allergan Acquisition, which contributed a full nine months in 2016 as opposed to six and a half months in 2015.

In the nine months ended September 30, 2015, integration and restructuring charges primarily related to the integration of the Allergan business, as well as the acquisition of Forest.  In the nine months ended September 30, 2015, the Company incurred $977.7 million in cost of sales related to the fair value of inventory step-up primarily related to the Allergan Acquisition and the Forest Acquisition as inventory acquired was sold to the Company’s third party customers.  The Effect of Purchase Accounting also includes an increase in stock-based compensation resulting from the acquisition accounting impact on acquired Allergan and Forest stock-based compensation plans.  In addition, in the nine months ended September 30, 2015, the Company incurred mark-to-market unrealized losses for foreign currency option contracts that are entered into to offset future exposure to movements in currencies of $42.2 million.

Research and Development Expenses

R&D expenses consisted of the following components in the nine months ended September 30, 2016 and 2015 ($ in millions):

	Nine Months Ended September 30,		Change
	2016	2015	Dollars	%
Ongoing operating expenses	$1,007.9	$778.7	$229.2	29.4%
Brand-related milestone payments and upfront license payments	542.1	897.3	(355.2)	(39.6)%
Acquisition accounting fair market value adjustment to stock-based compensation	31.8	119.0	(87.2)	(73.3)%
Acquisition, integration, and restructuring charges	14.8	98.2	(83.4)	(84.9)%
Contingent consideration adjustments, net	65.8	34.7	31.1	89.6%
Total expenditures	$1,662.4	$1,927.9	$(265.5)	(13.8)%

The increase in ongoing operating expenses in the nine months ended September 30, 2016 versus the prior year period is primarily due to the impact of the Allergan Acquisition which contributed nine months in 2016 versus six and a half months in 2015 coupled with an increase in clinical trial activity.

Included in brand related milestones for the nine months ended September 30, 2016 are milestones and upfront license and acquisition charges relating to the Akarna Transaction of $48.2 million, the Retrosense Transaction of $59.7 million, the Merck Transaction of $100.0 million, the Heptares Transaction of $125.0 million, the Topokine Transaction of $85.8 million and the Anterios Transaction of $89.2 million.

In the nine months ended September 30, 2015, the Company had brand related milestones and upfront license charges including $250.0 million relating to the migraine license with Merck and $571.7 million related to upfront charges as part of the Naurex Transaction.

Amortization

Amortization in the nine months ended September 30, 2016 and 2015 was as follows:

	Nine Months Ended September 30,		Change
($ in millions)	2016	2015	Dollars	%
Amortization	$4,831.9	$3,858.9	$973.0	25.2%

Amortization for the nine months ended September 30, 2016 increased as compared to the prior year period primarily as a result of increased amortization of $2,962.2 million of identifiable assets acquired in the Allergan Acquisition, compared to $1,898.8 million in the nine months ended September 30, 2015 as well as amortization related to products acquired as part of the Kythera Acquisition and recently launched products.

IPR&D Impairments and Asset Sales and Impairments, Net

IPR&D impairments and Asset sales and impairments, net consisted of the following components in the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,		Change
($ in millions)	2016	2015	Dollars	%
IPR&D impairments	$316.9	$497.6	$(180.7)	(36.3)%
Asset sales and impairments, net	(24.0)	3.1	(27.1)	(874.2)%

In the nine months ended September 30, 2016, the Company recorded an impairment of an international eye care pipeline project of $35.0 million based on a decrease in projected cash flows due to market conditions as well as an impairment of $20.0 million for a specified indication of a Botox® therapeutic product based on a decrease in projected cash flows due to a decline in market demand assumptions.  In addition, during the nine months ended September 30, 2016, the Company impaired IPR&D projects relating to women’s healthcare of $24.0 million and osteoarthritis of approximately $190.0 million based on clinical trial results. Also in the nine months ended September 30, 2016, the Company recorded a $42.0 million IPR&D impairments on a gastroenterology project based on the lack of future availability of active pharmaceutical ingredients.

During the nine months ended September 30, 2015, the Company recorded an impairment of $192.1 million related to a reduction in cash flows for women’s healthcare portfolio products acquired in the Warner Chilcott Acquisition as planned promotional initiatives on these future products have been reduced.  In addition, during the nine months ended September 30, 2015, the Company made the decision to abandon a select IPR&D asset (acquired in connection with the Allergan Acquisition) based on the review of research studies, resulting in an impairment of the full asset value of $300.0 million.

Asset sales and impairments, net in the nine months ended September 30, 2016, included the gain on the sale of certain investments.

Interest Income

Interest income in the nine months ended September 30, 2016 and 2015 was as follows:

	Nine Months Ended September 30,		Change
($ in millions)	2016	2015	Dollars	%
Interest income	$23.5	$7.6	$15.9	209.2%

Interest income in the three months ended September 30, 2016 increased as a result of the Company investing the cash proceeds from the Teva Transaction in Marketable Securities and Cash and Cash Equivalents.

Interest Expense

Interest expense consisted of the following components in the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,		Change
($ in millions)	2016	2015	Dollars	%
Fixed Rate Notes	$855.9	$716.0	$139.9	19.5%
AGN Term Loan	74.9	54.4	20.5	37.7%
ACT Term Loan	34.9	39.8	(4.9)	(12.3)%
Floating Rate Notes	17.6	12.9	4.7	36.4%
WC Term Loan	6.4	14.1	(7.7)	(54.6)%
Revolving Credit Facility	2.6	2.1	0.5	23.8%
Other	10.6	12.7	(2.1)	(16.5)%
Interest expense	$1,002.9	$852.0	$150.9	17.7%

Interest expense increased to $150.9 million for the nine months ended September 30, 2016 primarily due to interest from the indebtedness incurred as part of the Allergan Acquisition of $650.0 million compared to $491.7 million in the nine months ended September 30, 2015, offset, in part, by interest savings due to the repayment of term loan indebtedness on August 2, 2016 in connection with the Teva Transaction.

Other (expense) income, net

Other (expense) income, net consisted of the following components in the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,		Change
($ in millions)	2016	2015	Dollars	%
Pfizer termination fee (Allergan plc only)	$150.0	$-	$150.0	n.a.
Dividend income	34.1	-	34.1	n.a.
Bridge loan commitment fee	-	(264.9)	264.9	(100.0)%
Interest rate lock	-	31.0	(31.0)	(100.0)%
Other (expense) income	0.1	(4.2)	4.3	(102.4)%
Other (expense) income, net	$184.2	$(238.1)	$422.3	(177.4)%

Pfizer termination fee

In the nine months ended September 30, 2016, the Company has received a payment of $150.0 million from Pfizer Inc. for reimbursement of expenses associated with the termination of the merger agreement which is reported as other income.

Dividend income

Dividend income in the nine months ended September 30, 2016 is as a result of the Company’s investment in Teva ordinary shares received from the Teva Transaction. Teva shares pay dividends quarterly, currently at a rate of $0.34 per share.

Bridge Loan Commitment Fee

During the nine months ended September 30, 2015, the Company incurred costs associated with bridge loan commitments in connection with the Allergan Acquisition of $264.9 million.

Interest Rate Lock

During the nine months ended September 30, 2015, the Company entered into interest rate locks on a portion of the $21.0 billion of debt issued as part of the Allergan Acquisition. As a result of the interest rate locks, the Company recorded income of $31.0 million.

(Benefit) for Income Taxes

	Nine Months Ended September 30,		Change
($ in millions)	2016	2015	Dollars	%
(Benefit) for income taxes	$(825.8)	$(1,491.0)	$665.2	(44.6)%
Effective tax rate	48.0%	40.9%

The Company’s effective tax rate for the nine months ended September 30, 2016 was 48.0% compared to 40.9% for the nine months ended September 30, 2015. The effective tax rate for the nine months ended September 30, 2016 was impacted by income earned in jurisdictions with tax rates lower than the Irish statutory rate and U.S. losses tax benefited at rates greater than the Irish statutory rate. Additionally, the tax benefit for the nine months ended September 30, 2016 included, but not limited to, the following items: an expense of $179.5 million primarily related to a change in a valuation allowance on a portion of U.S. capital loss carryforwards resulting from restructuring associated with the sale of the global generics business, a benefit of $48.2 million related to the change in tax rates applicable to certain temporary differences, a benefit of $40.3 million for the recognition of previously unrecognized tax benefits, a benefit of $37.9 million for the New Jersey Grow income tax credit and other non-recurring items.

The effective tax rate for the nine months ended September 30, 2015 was impacted by income earned in jurisdictions with tax rates lower than the Irish statutory rate and U.S. losses tax benefited at rates greater than the Irish statutory rate. Additionally, the tax benefit for the nine months ended September 30, 2015 included, but not limited to, the following items: a benefit of $318.9 million for the reversal of a valuation allowance on a portion of U.S. capital loss carryforwards resulting from restructuring associated with the sale of the generics business, a benefit of $36.8 million for the recognition of previously unrecognized tax benefits, a benefit of $41.3 million for certain IPR&D impairments and a benefit of $44.0 million for acquired tax attributes.

The increase in the effective tax rate for the period ended September 30, 2016 as compared to the period ended September 30, 2015 is primarily the result of a decrease in acquisition related expenses benefited at lower tax rates.

Discontinued Operations

On July 27, 2015, the Company announced that it entered into the Teva Transaction, which closed on August 2, 2016.  Under the Teva Agreement, Teva acquired Allergan's global generics business, including the U.S. and international generic commercial units, our third-party supplier Medis, our global generic manufacturing operations, our global generic R&D unit, our international OTC commercial unit (excluding OTC eye care products) and some established international brands.   Allergan retained its global branded pharmaceutical and medical aesthetics businesses, as well as its biosimilars development programs, certain OTC products. The Company will also have continuing involvement with Teva after the close of the transaction.  As a result of the Teva Transaction, the Company holds equity in Teva and purchases product manufactured by Teva for sale in our US General Medicine segment as part of ongoing transitional service and contract manufacturing agreements.

The Company notes the following reconciliation of the proceeds received in the Teva Transaction to the gain recognized in income from discontinued operations ($ in millions):

Net cash proceeds received	$33,304.5
August 2, 2016 fair value of Teva shares	5,038.6
Total Proceeds	$38,343.1
Net assets sold to Teva, excluding cash	(12,076.7)
Other comprehensive income disposed	(1,544.8)
Deferral of proceeds relating to additional elements of agreements with Teva	(518.9)
Pre-tax gain on sale of generics business	$24,202.7
Income taxes	(8,321.2)
Net gain on sale of generics business	$15,881.5

In October 2016, pursuant to the Teva Agreement, Teva provided its proposed estimated adjustment to the closing date working capital balance to the Company.  The final amount of any agreed contractual adjustment could vary materially from the adjustment calculated by the Company at the time of the closing of the Teva Transaction and any agreed adjustment to the Company’s proceeds from the Teva Transaction could have a material adverse effect on the Company’s results of operations and cash flows.  The Company expects the amount of the adjustment will be determined in accordance with and subject to the terms of the Teva Agreement.

The Teva Shares are recorded within “Marketable securities” on the Company’s Consolidated Balance Sheet.  During the nine months ended September 30, 2016, the Company recorded a $664.2 million unrealized loss on the Teva Shares due to movements in the share price, which was recorded as a component of “Other comprehensive income.”

On October 3, 2016, the Company completed the divestiture of the Anda Distribution business for an additional $500.0 million. Teva acquired our Anda Distribution business, which distributes generic, brand, specialty and OTC pharmaceutical products from more than 300 manufacturers to retail independent and chain pharmacies, nursing homes, mail order pharmacies, hospitals, clinics and physician offices across the United States.

Financial results of the global generics business and the Anda Distribution business are presented as “Income from discontinued operations” on the Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015; and assets and liabilities of the businesses are presented as “Current assets held for sale”, “Non current assets held for sale”, “Current liabilities held for sale” and “Long term liabilities held for sale” on the Consolidated Balance Sheet as applicable.

The following table presents key financial results of the businesses included in "Income from discontinued operations" for the three and nine months ended September 30, 2016 and 2015 ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues	$756.5	$1,984.8	$4,504.3	$6,362.3
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	531.0	1,243.3	2,798.3	3,647.1
Research and development	37.3	98.9	269.6	317.4
Selling and marketing	69.1	159.3	352.6	542.2
General and administrative	90.3	204.0	399.4	528.3
Amortization	-	36.1	4.8	333.9
Asset sales and impairments, net	-	3.2	-	54.1
Total operating expenses	727.7	1,744.8	3,824.7	5,423.0
Operating income	28.8	240.0	679.6	939.3
Other (expense) income, net	15,881.5	(0.3)	15,881.1	(8.4)
Provision / (benefit) for income taxes	308.4	(5,937.9)	687.5	(5,770.8)
Net income from discontinued operations	$15,601.9	$6,177.6	$15,873.2	$6,701.7

The operating income reflects approximately seven months of operating activity of the Company’s former generics business in the nine months ended September 30, 2016 versus nine months activity in the prior year period. “Other (expense) income, net” included the gain on sale of the generics business to Teva.

For the nine months ended September 30, 2015, the Company recorded a deferred tax benefit of $5,985.4 million related to investments in certain subsidiaries. The recognition of this benefit has been reflected in “Income from discontinued operations, net of tax” with the deferred tax asset reflected in non-current “Deferred tax liabilities” on the December 31, 2015 balance sheet as adjusted for activity in the fourth quarter of 2015.  For the nine months ended September 30, 2016, the Company recorded a deferred tax expense of $474.7 million to adjust its deferred tax asset related to investments in certain subsidiaries. The recognition of this expense has been reflected in “Income from discontinued operations, net of tax.” Upon the closing of the Teva Transaction, the Company recorded the reversal of the corresponding deferred tax asset of $5,273.9 million against the current income taxes payable in continuing operations.

Liquidity and Capital Resources

Working Capital Position

Working capital at September 30, 2016 and December 31, 2015 is summarized as follows:

	September 30,	December 31,	Increase
($ in millions):	2016	2015	(Decrease)
Current Assets:
Cash and cash equivalents	$7,554.7	$1,096.0	$6,458.7
Marketable securities	19,837.6	9.3	19,828.3
Accounts receivable, net	2,398.5	2,125.4	273.1
Inventories	705.5	757.5	(52.0)
Prepaid expenses and other current assets	771.7	495.3	276.4
Current assets held for sale	455.9	4,095.6	(3,639.7)
Total current assets	31,723.9	8,579.1	23,144.8
Current liabilities:
Accounts payable and accrued expenses	$5,425.4	$4,148.6	$1,276.8
Income taxes payable	784.6	53.7	730.9
Current portion of long-term debt and capital leases	1,591.8	2,396.5	(804.7)
Current liabilities held for sale	223.7	1,693.2	(1,469.5)
Total current liabilities	8,025.5	8,292.0	(266.5)
Working Capital	$23,698.4	$287.1	$23,411.3
Working Capital excluding assets held for sale, net	$23,466.2	$(2,115.3)	$25,581.5
Current Ratio, excluding net assets held for sale	4.01	0.68

Working capital excluding assets held for sale, net, increased $25,581.5 million primarily due to cash and marketable securities received in the Teva Transaction of $38,343.1 million.  The proceeds were offset in part by the payment of cash taxes relating to the Teva Transaction of $2,571.7 million, the net repayment of long-term and current indebtedness in the nine months ended September 30, 2016 of $9,781.0 million and the repurchase of ordinary shares in connection with the share repurchase program and stock-based compensation plans of $2,758.6 million.  The increase in accounts payable and accrued expenses primarily relates to contractual commitments incurred in connection with the Teva Transaction of $501.6 million and accrued stock repurchases of $400.0 million.

Cash Flows from Operations

Summarized cash flow from operations is as follows:

	Nine Months Ended September 30,
($ in millions)	2016	2015
Net cash provided by operating activities	$1,508.6	$2,974.5

Cash flows from operations represent net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities decreased $1,465.9 million in the nine months ended September 30, 2016 versus the prior year period, due primarily to $2,571.7 million in cash tax payments made in connection with the sale of the generics business offset, in part by, an increase in net income excluding the cash-taxes associated with the Teva Transaction, adjusted for non-cash activity of $352.5 million ($4,380.0 million and $4,027.5 million of net income, adjusted for non-cash activities in the nine months ended September 30, 2016 and 2015, respectively) as well as a lower net increase in net working capital versus the prior year period.

Management expects that available cash balances and the remaining 2016 cash flows from operating activities will provide sufficient resources to fund our operating liquidity needs and expected 2016 capital expenditure funding requirements.

Investing Cash Flows

Our cash flows from investing activities are summarized as follows:

	Nine Months Ended September 30,
($ in millions)	2016	2015
Net cash provided by / (used in) investing activities	$17,607.3	$(34,722.1)

Investing cash flows consist primarily of cash used in acquisitions of businesses and intangibles assets (primarily product rights), capital expenditures and purchases of investments and marketable securities partially offset by proceeds from the sale of a business, investments and marketable securities. Included in the nine months ended September 30, 2016 were cash proceeds received from the sale of the generics business to Teva of $33,304.5 million offset, in part, by purchases of marketable securities of $15,445.5 million, cash used for capital expenditures of $250.5 million and cash used in connection with the ForSight Acquisition of $74.5 million.

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

Financing Cash Flows

Our cash flows from financing activities are summarized as follows:

	Nine Months Ended September 30,
($ in millions)	2016	2015
Net cash (used in) / provided by financing activities	$(12,661.5)	$33,566.6

Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of ordinary shares and proceeds from the exercise of stock options. Cash used in financing activities in the nine months ended September 30, 2016 included payments of debt of $10,831.0 million, contingent consideration of $77.7 million, dividends of  $208.8 million and the repurchase of ordinary shares of $2,758.6, including $2,689.9 million repurchased under the Company’s share repurchase program, offset by borrowings under the credit facility of $1,050.0 million.

Included in the nine months ended September 30, 2015 was the issuance of indebtedness of $29,338.4 million, the issuance of ordinary shares of $4,071.1 million and the issuance of Mandatory Convertible Preferred Shares of $4,929.7 million in connection with the Allergan Acquisition, offset in part by payments of debt of $4,326.7 million and debt issuance costs of $310.8 million.

Debt and Borrowing Capacity

Total debt and capital leases consisted of the following ($ in millions):

	Balance As of		Fair Market Value As of
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Senior Notes:
Floating Rate Notes
$500.0 million floating rate notes due September 1, 2016	$-	$500.0	$-	$500.5
$500.0 million floating rate notes due March 12, 2018	500.0	500.0	504.0	499.6
$500.0 million floating rate notes due March 12, 2020	500.0	500.0	509.0	496.2
	1,000.0	1,500.0	1,013.0	1,496.3
Fixed Rate Notes
$800.0 million 5.750% notes due April 1, 2016	-	800.0	-	808.4
$1,000.0 million 1.850% notes due March 1, 2017	1,000.0	1,000.0	1,002.3	1,001.5
$500.0 million 1.300% notes due June 15, 2017	500.0	500.0	499.6	496.3
$1,200.0 million 1.875% notes due October 1, 2017	1,200.0	1,200.0	1,204.2	1,196.0
$3,000.0 million 2.350% notes due March 12, 2018	3,000.0	3,000.0	3,031.0	3,004.6
$250.0 million 1.350% notes due March 15, 2018	250.0	250.0	248.9	244.9
$1,050.0 million 4.375% notes due February 1, 2019	1,050.0	1,050.0	1,105.8	1,099.5
$500.0 million 2.450% notes due June 15, 2019	500.0	500.0	508.2	494.4
$400.0 million 6.125% notes due August 14, 2019	400.0	400.0	447.4	444.2
$3,500.0 million 3.000% notes due March 12, 2020	3,500.0	3,500.0	3,614.5	3,505.1
$650.0 million 3.375% notes due September 15, 2020	650.0	650.0	680.3	656.6
$750.0 million 4.875% notes due February 15, 2021	750.0	750.0	830.2	807.4
$1,200.0 million 5.000% notes due December 15, 2021	1,200.0	1,200.0	1,345.6	1,299.4
$3,000.0 million 3.450% notes due March 15, 2022	3,000.0	3,000.0	3,149.5	3,006.8
$1,700.0 million 3.250% notes due October 1, 2022	1,700.0	1,700.0	1,759.6	1,669.6
$350.0 million 2.800% notes due March 15, 2023	350.0	350.0	348.1	327.7
$1,200.0 million 3.850% notes due June 15, 2024	1,200.0	1,200.0	1,274.0	1,202.6
$4,000.0 million 3.800% notes due March 15, 2025	4,000.0	4,000.0	4,227.2	3,984.6
$2,500.0 million 4.550% notes due March 15, 2035	2,500.0	2,500.0	2,653.1	2,462.2
$1,000.0 million 4.625% notes due October 1, 2042	1,000.0	1,000.0	1,066.8	956.1
$1,500.0 million 4.850% notes due June 15, 2044	1,500.0	1,500.0	1,653.0	1,483.6
$2,500.0 million 4.750% notes due March 15, 2045	2,500.0	2,500.0	2,739.8	2,452.7
	31,750.0	32,550.0	33,389.1	32,604.2
Total Senior Notes Gross	32,750.0	34,050.0	34,402.1	34,100.5
Unamortized premium	182.8	225.9	-	-
Unamortized discount	(98.7)	(107.4)	-	-
Total Senior Notes Net	32,834.1	34,168.5	34,402.1	34,100.5
Term Loan Indebtedness:
WC Term Loan
WC Three Year Tranche variable rate debt maturing October 1, 2016	-	191.5
WC Five Year Tranche variable rate debt maturing October 1, 2018	-	498.8
	-	690.3
ACT Term Loan
2017 Term Loan variable rate debt maturing October 31, 2017	-	572.1
2019 Term Loan variable rate debt maturing July 1, 2019	-	1,700.0
	-	2,272.1
AGN Term Loan
AGN Three Year Tranche variable rate debt maturing March 17, 2018	-	2,750.0
AGN Five Year Tranche variable rate debt maturing March 17, 2020	-	2,543.8
	-	5,293.8
Total Term Loan Indebtedness	-	8,256.2
Other Indebtedness
Revolver Borrowings	-	200.0
Debt Issuance Costs	(151.5)	(195.8)
Other	85.2	97.4
Total Other Borrowings	(66.3)	101.6
Capital Leases	2.2	4.1
Total Indebtedness	$32,770.0	$42,530.4

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

Floating Rate Notes

On March 4, 2015, Actavis Funding SCS, a limited partnership (société en commandite simple) organized under the laws of the Grand Duchy of Luxembourg and an indirect wholly-owned subsidiary of Allergan plc, issued floating rate notes due 2016 (the “2016 Floating Rate Notes”), floating rate notes due 2018 (the “2018 Floating Rate Notes”), floating rate notes due 2020 (the “2020 Floating Rate Notes”), 1.850% notes due 2017 (the “1.850% 2017 Notes”), 2.350% notes due 2018 (the “2.350% 2018 Notes”), 3.000% notes due 2020 (the “3.000% 2020 Notes”), 3.450% notes due 2022 (the “3.450% 2022 Notes”), 3.800% notes due 2025 (the “3.800% 2025 Notes”), 4.550% notes due 2035 (the “4.550% 2035 Notes”) and 4.750% notes due 2045 (the “4.750% 2045 Notes”). The notes are fully and unconditionally guaranteed by Actavis Funding SCS’s indirect parents, Warner Chilcott Limited and Actavis Capital S.a.r.l. (“Actavis Capital”), and by Actavis Finance, LLC (formerly known as Actavis, Inc.), a subsidiary of Actavis Capital, on an unsecured and unsubordinated basis. Allergan plc has not guaranteed the notes.

The 2016 Floating Rate Notes were fully repaid on September 1, 2016 and bore interest at the three-month LIBOR plus 0.875%. The 2018 Floating Rate Notes and the 2020 Floating Rate Notes bear interest at a floating rate equal to three-month LIBOR plus 1.080% and 1.255% per annum, respectively. Interest on the 2018 Floating Rate Notes and the 2020 Floating Rate Notes is payable quarterly on March 12, June 12, September 12 and December 12 of each year, and began on June 12, 2015.

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

Credit Facility Indebtedness

On August 2, 2016, the Company repaid the remaining balances of all outstanding term-loan indebtedness and terminated its then existing revolving credit facility with proceeds from the Teva Transaction.

WC Term Loan

On December 17, 2014, Allergan plc and certain of its subsidiaries entered into a second amendment agreement (the “WC Term Loan Amendment”) among Allergan plc, Warner Chilcott Limited, Warner Chilcott Finance, LLC, Actavis WC 2 S.à r.l. (“Actavis WC 2”), Warner Chilcott Company, LLC (“WCCL”), Warner Chilcott Corporation (“WC Corporation” and together with Actavis WC 2 and WCCL, the “WC Borrowers”), Bank of America, N.A. (“BofA”), as administrative agent, and the lenders party thereto. The WC Term Loan Amendment amended and restated Allergan plc’s existing amended and restated WC term loan credit and guaranty agreement, dated as of June 9, 2014 (such agreement, prior to its amendment and restatement pursuant to the WC Term Loan

Amendment, the “2014 WC Term Loan”), among the WC Borrowers, Allergan plc, Warner Chilcott Limited, Warner Chilcott Finance, LLC, the lenders from time to time party thereto and BofA, as administrative agent, which amended and restated Allergan plc’s existing WC term loan credit and guaranty agreement, dated as of August 1, 2013 (such agreement, prior to its amendment and restatement pursuant to the 2014 WC Term Loan Amendment, the “Existing WC Term Loan”) among the WC Borrowers, Warner Chilcott Finance, LLC, Actavis Limited, BofA, as administrative agent and a syndicate of banks participating as lenders.

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

ACT Term Loan

On December 17, 2014, Allergan plc and certain of its subsidiaries entered into a third amendment agreement (the “ACT Term Loan Amendment”) among Allergan plc, Warner Chilcott Limited, Actavis Capital, Actavis Finance LLC Actavis Funding SCS, BofA, as administrative agent, and the lenders party thereto. The ACT Term Loan Amendment amends and restates Allergan plc’s existing second amended and restated Allergan term loan credit and guaranty agreement, dated as of March 31, 2014 (such agreement, prior to its amendment and restatement pursuant to the ACT Term Loan Amendment, the “2014 ACT Term Loan Agreement” and together with the Existing ACT Term Loan Agreement (defined below), the “ACT Term Loan”) among Actavis Capital, Allergan plc, Warner Chilcott Limited, Actavis Finance, LLC Actavis Funding SCS, BofA, as administrative agent, and the lenders from time to time party thereto, which amended and restated Allergan plc’s existing amended and restated Allergan term loan credit and guaranty agreement, dated as of October 1, 2013 (such agreement, prior to its amendment and restatement pursuant to the ACT Term Loan Amendment, the “Existing ACT Term Loan Agreement”) among Actavis Capital, Allergan plc, Actavis Finance, LLC, BofA, as administrative agent, and the lenders from time to time party thereto.

The Existing ACT Term Loan Agreement amended and restated Actavis Finance, LLC’s $1,800.0 million senior unsecured term loan credit facility, dated as of June 22, 2012. At the closing of the Existing ACT Term Loan Agreement, an aggregate principal amount of $1,572.5 million was outstanding (the “2017 Term Loan”).

On March 31, 2014, Allergan plc, Actavis Capital, Actavis Finance, LLC, BofA, as Administrative Agent, and a syndicate of banks participating as lenders entered into the 2014 ACT Term Loan Agreement to amend and restate the Existing ACT Term Loan Agreement. On July 1, 2014, in connection with the Forest Acquisition, the Company borrowed $2.0 billion of term loan indebtedness under tranche A-2 of the 2014 ACT Term Loan Agreement, which was due July 1, 2019 (the “2019 Term Loan”).

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

AGN Term Loan

On December 17, 2014, Allergan, Inc. and certain of its subsidiaries entered into a senior unsecured term loan credit agreement (the “AGN Term Loan”), among Actavis Capital, as borrower, Allergan plc, Warner Chilcott Limited, Actavis Finance LLC, Actavis Funding SCS, the lenders from time to time party thereto (the “Term Lenders”), JPMorgan Chase Bank, N.A. (“JPMCB”), as administrative agent and the other financial institutions party thereto. Under the AGN Term Loan, the Term Lenders provided (i) a $2.75 billion tranche maturing on March 17, 2018 (the “AGN Three Year Tranche”) and (ii) a $2.75 billion tranche and maturing on March 17,

2020 (the “AGN Five Year Tranche”). The proceeds of borrowings under the AGN Term Loan were used to finance, in part, the cash component of the Allergan Acquisition consideration and certain fees and expenses incurred in connection with the Allergan Acquisition.

Borrowings under the AGN Term Loan bore interest at our choice of a per annum rate equal to either (a) a base rate plus an applicable margin per annum varying from (x) 0.00% per annum to 1.00% per annum under the AGN Three Year Tranche and (y) 0.125% per annum to 1.250% per annum under the AGN Five Year Tranche, depending on the Debt Rating or (b) a Eurodollar rate, plus an applicable margin varying from (x) 1.00% per annum to 2.00% per annum under the AGN Three Year Tranche and (y) 1.125% per annum to 2.250% per annum under the AGN Five Year Tranche, depending on the Debt Rating. The outstanding principal amount of loans under the AGN Three Year Tranche was not subject to quarterly amortization and was payable in full on the maturity date. The outstanding principal amount of loans under the AGN Five Year Tranche was payable in equal quarterly amounts of 2.50% per quarter prior to March 17, 2020, with the remaining balance payable on March 17, 2020.

Cash Bridge Loan Facility

On March 11, 2015, Allergan and certain of its subsidiaries entered into a 60-day senior unsecured bridge credit agreement (the “Cash Bridge Loan Facility”), among Actavis Capital, as borrower, Allergan plc, Warner Chilcott Limited, Actavis Finance, LLC Actavis Funding SCS, the lenders from time to time party thereto (the “Cash Bridge Lenders”), JPMCB, as administrative agent and the other financial institutions party thereto. Under the Cash Bridge Loan Facility, the Cash Bridge Lenders committed to provide, subject to certain conditions, unsecured bridge financing, of which $2.8 billion was drawn to finance the Allergan Acquisition on March 17, 2015. The outstanding balance of the Cash Bridge Loan Facility was repaid on April 9, 2015.

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

Investment Risk

As of September 30, 2016, our total investments in marketable and equity securities of other companies, including equity method investments, but excluding securities considered cash and cash equivalents were $19,936.1 million (included in marketable securities and investments and other assets). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.

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

Floating Rate Debt

At September 30, 2016, borrowings outstanding under the floating rate notes were $1,000.0 million. Assuming a one percent increase in the applicable interest rate on the Company’s floating rates notes, annual interest expense would increase by approximately $10.0 million over the next twelve months.

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

Net foreign currency gains and losses did not have a material effect on the Company’s results of operations for the nine months ended September 30, 2016 and 2015, respectively.

Other

We do not believe that inflation has had a significant impact on our revenues or operations, nor do we have any material commodity price risks.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as such term is defined under Rule 13a-15(e) of the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation and because of the material weakness described below the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2016, June 30, 2016 and September 30, 2016.

Material Weakness and Remediation Plans

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Our internal controls did not operate effectively to appropriately assess the tax implications of certain transactions between our subsidiaries. This control deficiency did not result in the material misstatement of our current or prior period consolidated financial statements. However, this control deficiency could have resulted in a misstatement to the income tax accounts and disclosures, which would have resulted in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

Management has begun to take steps to remediate the material weaknesses above including adding resources and reassessing existing controls and income tax reporting policies and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting, during the fiscal quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Recent Sale of Unregistered Securities; Uses of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2016, we repurchased 7,603 of our ordinary shares to satisfy tax withholding obligations in connection with the vesting of restricted shares issued to employees.

Share Repurchase Program

During the nine months ended September 30, 2016, the Company announced that the Board of Directors approved a $10.0 billion share repurchases program. As of September 30, 2016, the Company has repurchased/accrued for $3,089.9 million of ordinary shares at an average price of $237.59 per share.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program ($ in millions)
July 1 - 31, 2016	3,907	$234.79	—	—
August 1 - 31, 2016	2,235	$253.27	2,936,585	9,267.7
September 1 - 30, 2016	1,461	$247.63	9,886,375	6,910.1
July 1 – September 30, 2016	7,603	$242.69	—	6,910.1

ITEM 6.	EXHIBITS

Reference is hereby made to the Exhibit Index on page 122.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 2016.

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

2.3

Letter Agreement, dated as of July 11, 2016, between Teva Pharmaceutical Industries Ltd. and Allergan plc. (incorporated by reference to Exhibit 2.4 to Allergan plc’s Current Report on Form 8-K filed on July 13, 2016)

3.2*	Amended and Restated Memorandum and Articles of Association of Allergan plc.
10.1#	Amended and Restated Allergan plc 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Allergan plc’s Quarterly Report on Form 10-Q filed on August 8, 2016)
10.2#	Amended and Restated 2013 Incentive Award Plan of Allergan plc (incorporated by reference to Exhibit 10.1 to Allergan plc’s Quarterly Report on Form 10-Q filed on August 8, 2016)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. of the Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Scheme Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Label Definition Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Exchange Act.