Form 10-K
period 2016-12-31
Allergan plc; Warner Chilcott Ltd
filed 2017-02-24
CIK 1578845, 1620602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number	Exact name of registrant as specified in its charter, principal office and address and telephone number	State of incorporation or organization	I.R.S. Employer Identification No.
001-36867	Allergan plc Clonshaugh Business and Technology Park Coolock, Dublin, D17 E400, Ireland (862) 261-7000	Ireland	98-1114402

001-36887	Warner Chilcott Limited Cannon’s Court 22 Victoria Street Hamilton HM 12 Bermuda (441) 295-2244	Bermuda	98-0496358

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Allergan plc Ordinary Shares, $0.0001 par value	New York Stock Exchange
Allergan plc 5.500% Mandatory Convertible Preferred Shares, Series A, par value of $0.0001	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Allergan plc	Yes ☒	No ☐
Warner Chilcott Limited	Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Allergan plc	Yes ☐	No ☒
Warner Chilcott Limited	Yes ☐	No ☒

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of Allergan plc as of June 30, 2016, based upon the last sale price reported for such date on the New York Stock Exchange, was $91.3 billion. The calculation of the aggregate market value of voting and non-voting stock excludes Class A ordinary shares of Allergan plc held by executive officers, directors, and stockholders that the registrant concluded were affiliates of Allergan plc on that date.

Number of shares of Allergan plc’s Ordinary Shares outstanding on February 17, 2017: 335,224,713

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

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K (“Annual Report”) is incorporated by reference from the Allergan plc proxy statement to be filed pursuant to Regulation 14A with respect to the Registrant’s Annual General Meeting of Shareholders to be held on or about May 4, 2017.

ALLERGAN PLC

WARNER CHILCOTT LIMITED

TABLE OF CONTENTS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2016

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

Company History

Allergan plc (formerly known as Actavis plc) was incorporated in Ireland on May 16, 2013 as a private limited company and re-registered effective September 20, 2013 as a public limited company. It was established for the purpose of facilitating the business combination between Allergan Finance, LLC (formerly known as Actavis, Inc.) and Warner Chilcott plc (“Warner Chilcott”). On October 1, 2013, pursuant to the transaction agreement dated May 19, 2013 among Allergan Finance, LLC, Warner Chilcott, Actavis plc (now known as Allergan plc), Actavis Ireland Holding Limited, Actavis W.C. Holding LLC (now known as Actavis W.C. Holding Inc.) and Actavis W.C. Holding 2 LLC (now known as Actavis W.C. Holding 2 Inc.), (i) the Company acquired Warner Chilcott (the “Warner Chilcott Acquisition”) pursuant to a scheme of arrangement under Section 201, and a capital reduction under Sections 72 and 74, of the Irish Companies Act of 1963, where each Warner Chilcott ordinary share was converted into 0.160 of an Allergan plc ordinary share (the “Company Ordinary Shares”), or $5,833.9 million in equity consideration, and (ii) Actavis W.C. Holding 2 Inc. merged with and into Allergan Finance, LLC, with Allergan Finance, LLC. as the surviving corporation in the merger (the “Merger” and, together with the Warner Chilcott Acquisition, the “Warner Chilcott Transactions”). Following the consummation of the Warner Chilcott Transactions, Allergan Finance, LLC and Warner Chilcott became wholly-owned subsidiaries of Allergan plc. Each of Allergan Finance, LLC’s common shares was converted into one Company Ordinary Share. Effective October 1, 2013, through a series of related-party transactions, Allergan plc contributed its indirect subsidiaries, including Allergan Finance, LLC, to its subsidiary Warner Chilcott Limited.

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

On March 17, 2015, the Company acquired Allergan, Inc. (“Legacy Allergan”) for approximately $77.0 billion including outstanding indebtedness assumed of $2.2 billion, cash consideration of $40.1 billion and equity consideration of $34.7 billion, which includes outstanding equity awards (the “Allergan Acquisition”). Under the terms of the agreement, Legacy Allergan shareholders received 111.2 million of the Company’s ordinary shares, 7.0 million of the Company’s non-qualified stock options and 0.5 million of the Company’s share units. The addition of Legacy Allergan’s therapeutic franchises in ophthalmology, neurosciences and medical aesthetics/dermatology/plastic surgery complemented the Company’s existing central nervous system, gastroenterology, women’s health and urology franchises. The combined company benefits from Legacy Allergan’s global brand equity and consumer awareness of key products, including Botox® and Restasis®. The transaction expanded our presence and market and product reach across many international markets, with strengthened commercial positions across Canada, Europe, Southeast Asia and other high-value growth markets, including China, India, the Middle East and Latin America.

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

References throughout to “we,” “our,” “us,” the “Company” or “Allergan” refer to financial information and transactions of Watson Pharmaceuticals, Inc. prior to January 23, 2013, Allergan Finance, LLC from January 23, 2013 until October 1, 2013 and Allergan plc and Warner Chilcott Limited subsequent to October 1, 2013.

References throughout to “Ordinary Shares” refer to Allergan Finance, LLC’s Class A common shares, par value $0.0033 per share, prior to the consummation of the Warner Chilcott Transactions and to Allergan plc’s ordinary shares, par value $0.0001 per share, since the consummation of the Warner Chilcott Transactions.

On July 26, 2015 we entered into a master purchase agreement (the “Teva Agreement”), under which Teva Pharmaceutical Industries Ltd. (“Teva”) agreed to acquire our global generic pharmaceuticals business and certain other assets (the “Teva Transaction”).  Upon the closing of the Teva Transaction on August 2, 2016, we received $33.3 billion in cash, net of cash acquired by Teva, which included estimated working capital and other contractual adjustments, and 100.3 million unregistered Teva ordinary shares (or American Depository Shares with respect thereto), which approximated $5.0 billion in value using the closing date Teva opening stock price discounted at a rate of 5.9 percent due to the lack of marketability.

As part of the Teva Transaction, Teva acquired our global generics business, including the United States (“US”) and international generic commercial units, our third-party supplier Medis, our global generic manufacturing operations, our global generic research and development (“R&D”) unit, our international over-the-counter (“OTC”) commercial unit (excluding OTC eye care products) and certain established international brands.

On October 3, 2016, the Company completed the divestiture of the Anda Distribution business to Teva for $500.0 million. Teva acquired our Anda Distribution business, which distributes generic, branded, specialty and OTC pharmaceutical products from more than 300 manufacturers to retail independent and chain pharmacies, nursing homes, mail order pharmacies, hospitals, clinics and physician offices across the US

The Company recognized a combined gain on the sale of our Anda Distribution business and the sale of our global generics business of $15,932.2 million as well as deferred liabilities relating to other elements of our arrangements with Teva of $299.2 million.

As a result of the Teva Transaction and the divestiture of the Company’s Anda Distribution business, and in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) number 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, the Company is accounting for the assets and liabilities divested as held for sale as of December 31, 2015.  Further, the financial results of the businesses held for sale have been reclassified to discontinued operations for all periods presented in our consolidated financial statements. The results of our discontinued operations include the results of our generic product development, manufacturing and distribution of off-patent pharmaceutical products, certain established international brands marketed similarly to generic products and out-licensed generic pharmaceutical products primarily in Europe through our Medis third-party business through August 2, 2016, as well as our Anda Distribution business through October 3, 2016.

This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under “Risk Factors” in this Annual Report and in other reports we have filed with the US Securities and Exchange Commission (“SEC”).

Business Overview

Allergan plc is a global specialty pharmaceutical company engaged in the development, manufacturing, marketing, and distribution of brand name pharmaceutical products (“brand”, “branded” or “specialty brand”), medical aesthetics, biosimilar and OTC pharmaceutical products. The Company has operations in more than 100 countries. Warner Chilcott Limited is an indirect wholly-owned subsidiary of Allergan plc and has the same principal business activities. As a result of the Allergan Acquisition, the Company expanded its franchises to include ophthalmology, neurosciences and medical aesthetics/dermatology/plastic surgery, which complemented the Company’s central nervous system, gastroenterology, women’s health and urology franchises. The Company benefits significantly from our global brand equity and consumer awareness of key products, including Botox® and Restasis®.

Allergan plc’s principal executive offices are located at Clonshaugh Business and Technology Park, Coolock, Dublin, Ireland and our administrative headquarters are located at Morris Corporate Center III, 400 Interpace Parkway, Parsippany, NJ 07054. Our Internet website address is www.allergan.com. We do not intend this website address to be an active link or to otherwise incorporate by reference the contents of the website into this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, are available free of charge on our Internet website. These reports are posted on our website as soon as reasonably practicable after such reports are electronically filed with the SEC. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C., 20549 or electronically through the SEC website (www.sec.gov). The information contained on the SEC’s website is not incorporated by reference into this Form 10-K and should not be considered to be part of this Form 10-K. Information may be obtained regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Within the Investors section of our website, we provide information concerning corporate governance, including our Corporate Governance Guidelines, Board Committee Charters and Composition, Code of Conduct and other information. Refer to “ITEM 1A. RISK FACTORS-CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS” in this document.

Business Development

2016 Significant Business Developments

The following are the material transactions that were completed in the year ended December 31, 2016.

Acquisitions

Tobira Therapeutics, Inc.

On November 1, 2016, the Company acquired Tobira Therapeutics, Inc. (“Tobira”), a clinical-stage biopharmaceutical company focused on developing and commercializing therapies for non-alcoholic steatohepatitis (“NASH”) and other liver diseases, for an acquisition accounting purchase price of $570.1 million, plus contingent consideration of up to $49.84 per share in contingent value rights (“CVR”), or up to $1,101.3 million, that may be payable based on the successful completion of certain development, regulatory and commercial milestones (the “Tobira Acquisition”). The CVR had an acquisition date fair value of $479.0 million. The Tobira Acquisition adds to the Company’s pipeline Cenicriviroc and Evogliptin, two differentiated, complementary development programs for the treatment of the multi-factorial elements of NASH, including inflammation, metabolic syndromes and fibrosis.

Vitae Pharmaceuticals, Inc.

On October 25, 2016, the Company acquired Vitae Pharmaceuticals, Inc. (“Vitae”), a clinical-stage biotechnology company, for an acquisition accounting purchase price of $621.4 million (the “Vitae Acquisition”). The Vitae Acquisition strengthens Allergan’s dermatology product pipeline with the addition of a Phase II orally active RORyt (retinoic acid receptor-related orphan receptor gamma) inhibitor for the potential treatment of psoriasis and other autoimmune disorders. In addition, as a result of the Vitae Acquisition, the Company expanded its pipeline with the acquisition of a Phase II atopic dermatitis drug candidate.

ForSight VISION5, Inc.

On September 23, 2016, the Company acquired ForSight VISION5, Inc. (“ForSight’), a privately held, clinical-stage biotechnology company focused on eye care, in an all cash transaction of approximately $95.0 million (the “ForSight Acquisition”). Under the terms of the ForSight Acquisition, the Company acquired ForSight for an acquisition accounting purchase price of $74.5 million plus the payment of outstanding indebtedness of $14.8 million and other miscellaneous charges. ForSight shareholders are eligible to receive contingent consideration of up to $125.0 million, which has an initial estimated fair value of $79.8 million, relating to commercialization milestones.  The Company acquired ForSight for its lead development program, a peri-ocular ring designed for extended drug delivery and reducing elevated intraocular pressure (“IOP”) in glaucoma patients.

Licenses and Asset Acquisitions

Motus Therapeutics, Inc.

On December 15, 2016, the Company acquired Motus Therapeutics, Inc. (“Motus”) for an upfront payment of approximately $200.0 million (the “Motus Transaction”).  Motus has the worldwide rights to RM-131 (relamorelin), a peptide ghrelin agonist being developed for the treatment of diabetic gastroparesis.  Under the terms of the Motus Transaction, Motus shareholders are eligible to receive contingent consideration in connection with the commercial launch of the product. The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the transaction did not qualify as a business. The total upfront net payment of $199.5 million was expensed as a component of R&D expense and the future milestone will be recorded if the corresponding event becomes probable.

Chase Pharmaceuticals Corporation

On November 22, 2016, the Company acquired Chase Pharmaceuticals Corporation (“Chase”), a clinical-stage biopharmaceutical company focused on the development of improved treatments for neurodegenerative disorders including Alzheimer's disease, for an upfront payment of approximately $125.0 million plus potential regulatory and commercial milestones of up to $875.0 million related to Chase's lead compound, CPC-201, and certain backup compounds (the “Chase Transaction”). The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the Chase Transaction did not qualify as a business. The total upfront net payment of $122.9 million was expensed as a component of R&D expense and the future milestones will be recorded if the corresponding events become probable.

AstraZeneca License

On October 2, 2016, the Company entered into a licensing agreement with MedImmune, AstraZeneca's global biologics research and development arm, for the global rights to Brazikumab (the “AstraZeneca Transaction”). Brazikumab is an anti-IL-23 monoclonal antibody currently in Phase IIb clinical development for the treatment of patients with moderate-to-severe Crohn's disease and is Phase II ready for ulcerative colitis and other conditions treated with anti-IL23 monoclonal antibodies.  Under the terms of the AstraZeneca Transaction, AstraZeneca received $250.0 million for the exclusive, worldwide license to develop and commercialize Brazikumab and is eligible to receive contingent consideration of up to $1.27 billion, payable over a period of up to 15 years, including development and launch milestone payments of up to $540.0 million and sales-based milestone payments of $725.0 million, as well as tiered royalties on sales of the product. The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing as well as certain other inputs and processes that the transaction did not qualify as a business. The total upfront payment of $250.0 million was expensed as a component of R&D expense and the future milestones will be recorded if the corresponding events become probable.

RetroSense Therapeutics, LLC

On September 6, 2016, the Company acquired certain assets of RetroSense Therapeutics, LLC (“RetroSense”), a private, clinical-stage biotechnology company focused on novel gene therapy approaches to restore vision in patients suffering from blindness  (the “RetroSense Transaction”). Under the terms of the RetroSense Transaction, RetroSense received approximately $60.0 million upfront, and is eligible to receive up to $495.0 million in contingent regulatory and commercialization milestone payments related to its lead development program, RST-001, a novel gene therapy for the treatment of Retinitis Pigmentosa.  The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the RetroSense Transaction did not qualify as a business.  The total upfront net payment of $59.7 million was expensed as a component of R&D expense and the future milestones will be recorded if the corresponding events become probable.

Akarna Therapeutics, Ltd

On August 26, 2016, the Company acquired Akarna Therapeutics, Ltd (“Akarna”), a biopharmaceutical company developing novel small molecule therapeutics that target inflammatory and fibrotic diseases (the “Akarna Transaction”). Under the terms of the Akarna Transaction, Akarna shareholders received approximately $50.0 million upfront and are eligible to receive contingent development and commercialization milestones of up to $1,015.0 million.  The Company concluded based on the stage of development of the assets as well as a lack of certain other inputs and processes that the Akarna Transaction did not qualify as a business.  The total upfront net payment of $48.2 million was expensed as a component of R&D expense and the future milestones will be recorded if the corresponding events become probable.

Topokine Therapeutics, Inc.

On April 21, 2016, the Company acquired Topokine Therapeutics, Inc. (“Topokine”), a privately held, clinical-stage biotechnology company focused on development stage topical medicines for fat reduction (the “Topokine Transaction”). Under the terms of the Topokine Transaction, Topokine shareholders received an upfront payment of approximately $85.0 million and are eligible to receive contingent development and commercialization milestones of up to $260.0 million for XAF5, a first-in-class topical agent in development for the treatment of steatoblepharon, also known as undereye bags.  The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the Topokine Transaction did not qualify as a business.  The total upfront net payment of approximately $85.0 million was expensed as a component of R&D expense and the future milestones will be recorded if the corresponding events become probable.

Heptares Therapeutics Ltd

On April 6, 2016, the Company entered into an agreement with Heptares Therapeutics Ltd. (“Heptares”), under which the Company licensed exclusive global rights to a portfolio of novel subtype-selective muscarinic receptor agonists in development for the treatment of major neurological disorders, including Alzheimer's disease (the “Heptares Transaction”). Under the terms of the Heptares Transaction, Heptares received an upfront payment of $125.0 million and is eligible to receive contingent milestone payments of up to approximately $665.0 million contingent upon the successful Phase I, II and III clinical development and launch of the first three licensed compounds for multiple indications and up to approximately $2.575 billion associated with achieving certain annual sales thresholds during the several years following launch. In addition, Heptares is eligible to receive contingent tiered royalties on net sales of all products resulting from the partnership. The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the Heptares Transaction did not qualify as a business. The total upfront payment of $125.0 million was expensed as a component of R&D expense and the future milestones will be recorded when the event becomes probable.

Anterios, Inc.

On January 6, 2016, the Company acquired Anterios, Inc. (“Anterios”), a clinical stage biopharmaceutical company developing a next generation delivery system and botulinum toxin-based prescription products (the “Anterios Transaction”). Under the terms of the Anterios Transaction, Anterios shareholders received an upfront net payment of approximately $90.0 million and are eligible to receive contingent development and commercialization milestone payments up to $387.5 million related to an investigational topical formulation of botulinum toxin type A in development for the potential treatment of hyperhidrosis, acne, and crow’s feet lines and the related NDS™, Anterios' proprietary platform delivery technology that enables local, targeted delivery of neurotoxins through the skin without the need for injections.  The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the Anterios Transaction did not qualify as a business.  The total upfront net payment of $89.2 million was expensed as a component of R&D expense and the future milestones will be recorded if the corresponding events become probable.

2015 Significant Business Developments

The following are the material transactions that were completed in the year ended December 31, 2015.

Acquisitions

AqueSys, Inc.

On October 16, 2015, the Company acquired AqueSys, Inc. (“AqueSys”), a private, clinical-stage medical device company focused on developing ocular implants that reduce IOP associated with glaucoma, in an all-cash transaction (the “AqueSys Acquisition”). Under the terms of the AqueSys Acquisition, the Company acquired AqueSys for an acquisition accounting purchase price of $298.9 million, including $193.5 million for the estimated fair value of contingent consideration relating to the regulatory approval and commercialization milestone payments.  The Company acquired AqueSys for the lead development program, including XEN45, a soft shunt that is implanted in the sub conjunctival space in the eye through a minimally invasive procedure with a single use, pre-loaded proprietary injector. On November 16, 2016, the Company received approval from the United States Food and Drug Administration (“FDA”) for XEN45, which triggered a CVR payment of $100.0 million in the year ending December 31, 2016.

Kythera Biopharmaceuticals, Inc.

On October 1, 2015, the Company acquired Kythera Biopharmaceuticals, Inc. (“Kythera”), for $75 per share, or an acquisition accounting purchase price of $2,089.5 million (the “Kythera Acquisition”), for the discovery, development and commercialization of novel prescription aesthetic products. Kythera’s lead product, Kybella® injection, is the first and only FDA approved, non-surgical treatment for moderate to severe submental fullness, commonly referred to as double chin.

Oculeve, Inc.

On August 10, 2015, the Company acquired Oculeve, Inc. (“Oculeve”), a development-stage medical device company focused on developing novel treatments for dry eye disease (the “Oculeve Acquisition”). Under the terms of the Oculeve Acquisition, Allergan acquired Oculeve for an acquisition accounting purchase price of $134.5 million, including $90.0 million for the estimated fair value of contingent consideration of which the Company may owe up to $300.0  million in future payments. The Company acquired Oculeve and its lead product candidate OD-01, an intranasal neurostimulation device, as well as other dry eye products in development.

Allergan, Inc.

On March 17, 2015, the Company completed the Allergan Acquisition.  The addition of Legacy Allergan’s therapeutic franchises in ophthalmology, neurosciences and medical aesthetics/dermatology/plastic surgery complemented the Company’s existing central nervous system, gastroenterology, women’s health and urology franchises. The combined company benefited from Legacy Allergan’s global brand equity and consumer awareness of key products, including Botox® and Restasis®. The transaction also expanded our presence and market and product reach across many international markets, with strengthened commercial positions across Canada, Europe, Southeast Asia and other high-value growth markets, including China, India, the Middle East and Latin America.

Licenses and Asset Acquisitions

Mimetogen Pharmaceuticals, Inc.

On November 4, 2015, the Company entered into an exclusive licensing agreement with Mimetogen Pharmaceuticals, Inc. (“Mimetogen”), a clinical stage biotechnology company, to develop and commercialize tavilermide (MIM-D3), a topical formulation of a novel small molecule TrkA agonist for the treatment of dry eye disease, in exchange for an upfront payment of $50.0 million to Mimetogen, which is included as a component of R&D expense in the year ended December 31, 2015 (the “Mimetogen Transaction”). Mimetogen will be entitled to receive potential milestones based on achieving regulatory approval and predefined labeling of the product.  In addition, Mimetogen is entitled to receive one-time annual sales based milestone payments based on multiple pre-defined annual net sales thresholds which may or may not be achieved, and tiered royalties based on net sales to third parties of the licensed products.  The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing as well as certain other inputs and processes that the Mimetogen Transaction did not qualify as a business.

Almirall

On October 27, 2015, the Company and Ironwood Pharmaceuticals, Inc. announced that Allergan acquired rights to Constella® (linaclotide) in the European Union, Switzerland, Turkey and the Commonwealth of Independent States from Almirall, S.A. and has also reacquired rights to Linzess® (linaclotide) in Mexico from Almirall, S.A. for €60.0 million. The consideration was accounted for as an asset acquisition and included as a component of intangible assets. The Company concluded based on the lack of acquired employees and the lack of certain other inputs and processes that this transaction did not qualify as a business.

Naurex, Inc.

On August 28, 2015, the Company acquired certain products in early stage development of Naurex, Inc. (“Naurex”) in an all-cash transaction of $571.7 million, plus future contingent payments up to $1,150.0 million, which was accounted for as an asset acquisition (the “Naurex Transaction”).  The Company recognized the upfront consideration of $571.7 million as a component of R&D expense in the year ended December 31, 2015.  The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing as well as certain other inputs and processes that the Naurex Transaction did not qualify as a business.  The Naurex Transaction expands our pipeline with Naurex’s two leading product candidates GLYX-13 and NRX-1074, two compounds that utilize NMDA modulation as a potential new approach to the treatment of Major Depressive Disorder (“MDD”), a disease that can lead to suicidality among the most severe patients.

Migraine License

On August 17, 2015, the Company entered into an agreement with Merck & Co. (“Merck”) under which the Company acquired the exclusive worldwide rights to Merck’s early development stage investigational small molecule oral calcitonin gene-related peptide receptor antagonists, which are being developed for the treatment and prevention of migraines (the “Merck Transaction”). The Merck Transaction is being accounted for as an asset acquisition. The Company acquired these rights for an upfront charge of $250.0 million which was recognized as a component of R&D expense in the year ended December 31, 2015.  The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing as well as certain other inputs and processes that the Merck Transaction did not qualify as a business.  During the year ended December 31, 2016, the Company incurred $100.0 million of milestones under the agreement, which were included as a component of R&D expense. Additionally, Merck is owed contingent payments based on commercial and development milestones of up to $865.0 million as well as potential future royalties.

Divestitures

Respiratory Business

As part of the Forest Acquisition (defined below), we acquired certain assets that comprised Legacy Forest’s branded respiratory business in the US and Canada (the “Respiratory Business”). During the year ended December 31, 2014, we held for sale assets of the Respiratory Business of $734.0 million, including allocated goodwill to this unit of $309.1 million. On March 2, 2015, the Company sold the Respiratory Business to AstraZeneca plc (“AstraZeneca”) for consideration of $600.0 million upon closing, additional funds to be received for the sale of certain of our inventory to AstraZeneca and low single-digit royalties above a certain revenue threshold. AstraZeneca also paid Allergan an additional $100.0 million and Allergan has agreed to a number of contractual consents and approvals, including certain amendments to the ongoing collaboration agreements between AstraZeneca and Allergan (the “Respiratory Sale”).  As a result of the terms of the Respiratory Sale, in the year ended December 31, 2015, the Company recognized an incremental charge in cost of sales (including the acquisition accounting fair value mark-up of inventory) relating to inventory that will not be sold to AstraZeneca of $35.3 million. The Company recognized a loss in other (expense) income, net for the sale of the business of $5.3 million in the year ended December 31, 2015.

Pharmatech

As part of the Forest Acquisition, the Company acquired certain manufacturing plants and contract manufacturing agreements within the business known as Aptalis Pharmaceutical Technologies (“Pharmatech”). In accordance with acquisition accounting, the assets were fair valued on July 1, 2014 as assets held in use, including market participant synergies anticipated under the concept of “highest and best use.” During the fourth quarter of 2014, the decision was made to hold these assets for sale as one complete unit, without integrating the unit and realizing anticipated synergies. During the year ended December 31, 2014, the Company recognized an impairment on assets held for sale of $189.9 million (the “Pharmatech Transaction”) which included a portion of goodwill allocated to this business unit. In the year ended December 31, 2015, the Company completed the divestiture of the Pharmatech business and there was no material impact to the Company’s results of operations.

2014 Significant Business Developments

The following are the material transactions that were completed in the year ended December 31, 2014.

Acquisitions

Durata Therapeutics, Inc.

On November 17, 2014, the Company completed its tender offer to purchase all of the outstanding shares of Durata Therapeutics, Inc. (“Durata”), an innovative pharmaceutical company focused on the development and commercialization of novel therapeutics for patients with infectious diseases and acute illnesses (the “Durata Acquisition”). The Company purchased all outstanding shares of Durata, which were valued at approximately $724.5 million, including the assumption of debt and there is one CVR per share, entitling the holder to receive additional cash payments of up to $5.00 per CVR if certain regulatory or commercial milestones related to Durata’s lead product Dalvance® are achieved. The CVR had an acquisition date fair value of $49.0 million.

Furiex Pharmaceuticals, Inc.

On July 2, 2014, the Company acquired Furiex Pharmaceuticals, Inc. (“Furiex”) in an all-cash transaction valued at $1,156.2 million (including the assumption of debt) and up to approximately $360.0 million in a CVR payable based on which controlled substance schedule designation that eluxadoline, Furiex’s lead product would receive following approval, which had an acquisition accounting fair value of $88.0 million on the date of acquisition (included in the value of $1,156.2 million) (the “Furiex Acquisition”). In the second quarter of 2015, the Company received approval from the FDA of the eluxadoline product, Viberzi®. Viberzi® is a first-in-class, locally-acting mu opioid receptor agonist and delta opioid receptor antagonist for treating symptoms of diarrhea-predominant irritable bowel syndrome (IBS-d), a condition that affects approximately 28 million patients in the United States and Europe. In connection with the close of the Furiex Acquisition, the Company further announced that it closed the transaction related to the sale of Furiex’s royalties on Alogliptin and Priligy® to Royalty Pharma for $408.6 million in cash consideration.

Forest Laboratories, Inc.

On July 1, 2014, the Company acquired Forest Laboratories, Inc. (“Legacy Forest”) for $30.9 billion including outstanding indebtedness assumed of $3.3 billion, equity consideration of $20.6 billion, which includes outstanding equity awards, and cash consideration of $7.1 billion (the “Forest Acquisition”). Under the terms of the Forest Acquisition, Legacy Forest shareholders received 89.8 million Allergan plc (formerly Actavis plc) ordinary shares, 6.1 million Allergan plc non-qualified stock options and 1.1 million Allergan plc share units. Legacy Forest was a leading, fully integrated, specialty pharmaceutical company largely focused on the United States market. Legacy Forest marketed a portfolio of branded drug products and developed new medicines to treat patients suffering from diseases principally in the following therapeutic areas: central nervous system, cardiovascular, gastrointestinal, respiratory, anti-infective, and cystic fibrosis.

Business Description

Prescription pharmaceutical products in the United States generally are marketed as either brand pharmaceuticals or generics. Results in continuing operations in the United States are primarily due to brand pharmaceuticals. Brand pharmaceutical products, including aesthetic products, are marketed under brand names through programs that are designed to generate physician and consumer loyalty.

As a result of the differences between the types of products we market and/or distribute, we operate and manage our business in three distinct operating segments: US Specialized Therapeutics, US General Medicine and International. The operating segments are organized as follows:

•

The US Specialized Therapeutics segment includes sales and expenses relating to certain branded products within the US, including Medical Aesthetics, Medical Dermatology, Eye Care, Neurosciences and Urology therapeutic products.

•

The US General Medicine segment includes sales and expenses relating to branded products within the US that do not fall into the US Specialized Therapeutics business units, including Central Nervous System, Gastrointestinal, Women’s Health, Anti-Infectives and Diversified Brands.

•	The International segment includes sales and expenses relating to products sold outside the US.

Business Strategy

We apply three key strategies to achieve growth for our US Specialized Therapeutics, US General Medicine and International businesses: (i) internal development of differentiated and high-demand products, (ii) establishment of strategic alliances and collaborations and (iii) acquisition of products and companies that complement our current business.

Based upon business conditions, our financial strength and other factors, we regularly reexamine our business strategies and may change them at any time. Refer to “ITEM 1A. RISK FACTORS —Risks Related to Our Business” in this document.

As of December 31, 2016, our portfolio of products within the US Specialized Therapeutics, US General Medicine and International segments include the following key promoted products:

Product	Therapeutic Area	Active Ingredient	Therapeutic Classification
Aczone®	Medical Dermatology	Dapzone	Acne
Alphagan®/Combigan®	Eye Care	Brimonidine tartrate	Selective alpha2 agonist
Armour Thyroid	Diversified Brands	Levothyroxine and liothyronine	Underactive thyroid
Asacol®/Delzicol®	Gastrointestinal (GI)	Mesalamine	Ulcerative colitis
Avycaz®	Anti-Infectives	Ceftazidime	Urinary and abdominal infections
Botox® Cosmetics	Facial Aesthetics	Onabotulinumtoxin A	Acetylcholine release inhibitor
Botox® Hyperhidrosis	Medical Dermatology	Onabotulinumtoxin A	Acetylcholine release inhibitor
Botox® Therapeutics	Neuroscience and Urology	Botulinum toxin	Musculoskeletal agent
Breast Implants	Plastic Surgery	Silicone	Reconstructive plastic surgery
Bystolic®/Byvalson®	Diversified Brands	Nebivolol	Hypertension
Canasa®/Salofalk®	GI	Mesalamine	Ulcerative colitis
Carafate®/Sulcrate®	GI	Sucralfate	Ulcerative colitis
Dalvance®	Anti-Infectives	Dalbavancin	Acute bacterial skin infections
Estrace® Cream	Women's Health	Estradiol	Hormone therapy
Kybella®	Facial Aesthetics	Deoxycholic acid	Submental fullness
Latisse®	Skin Care	Bimatoprost	Eyelash growth
Lexapro®	Diversified Brands	Escitalopram Oxalate	Anxiety, depressive disorders
Liletta®	Women's Health	Levonorgestrel	Contraceptive intrauterine device
Linzess®/Constella®	GI	Linaclotide	Irritable bowel syndrome
Lo Loestrin®	Women's Health	Ethinyl estradiol and norethindrone	Oral contraceptive
Lumigan®/Ganfort®	Eye Care	Bimatoprost	Prostaglandin analogue
Minastrin® 24	Women's Health	Ethinyl estradiol and norethindrone	Oral contraceptive
Namenda® IR	Central Nervous System (CNS)	Memantine HCl	Dementia
Namenda XR®	CNS	Memantine HCl	Dementia
Namzaric®	CNS	Memantine HCl	Dementia
Ozurdex®	Eye Care	Dexamethasone	Intravitreal eye implant
Rapaflo®	Neuroscience and Urology	Silodosin	Benign prostatic hyperplasia
Restasis®	Eye Care	Cyclosporine	Topical immunomodulator
Saphris®	CNS	Asenapine	Schizophrenia, bipolar mania
Savella®	Diversified Brands	Milnacipran	Fibromyalgia
Tazorac®	Medical Dermatology	Tazarotene	Acne
Teflaro®	Anti-Infectives	Ceftaroline fosamil	Acute bacterial skin infections, community-acquired bacterial pneumonia
Viberzi®	GI	Eluxadoline	Irritable bowel syndrome
Viibryd®/Fetzima®	CNS	Vilazodone HCl/Levomilnacipran	Major depressive disorders
Vraylar™	CNS	Cariprazine HCl	Schizophrenia, bipolar mania
Zenpep®	GI	Pancrelipase	Exocrine pancreatic insufficiency

Our portfolio of products also includes eye drops, fillers, and SkinMedica® products.

US Specialized Therapeutics

Our US Specialized Therapeutics business offers certain of our branded products within the US, including Medical Aesthetics, Medical Dermatology, Eye Care, Neurosciences and Urology therapeutic products. Net revenues in our US Specialized Therapeutics segment were $5,811.7 million, $4,309.8 million, and $111.9 million or approximately 39.9%, 34.0%, and 2.4% of our total net revenues, in the years ended December 31, 2016, 2015, and 2014, respectively. The US Specialized Therapeutics segment is primarily attributable to the Allergan Acquisition. Revenues within this segment include revenues that were distributed through the Anda Distribution business to third party customers through October 3, 2016.

US Specialized Therapeutics Strategy

Our US Specialized Therapeutics business is focused on maintaining a leading position in the therapeutic areas in which we participate within the US market. Our sales and marketing efforts focus on targeted activities, including direct-to-consumer advertising, to increase consumer awareness of our products and also to engage specialty physicians and surgeons through our sales professionals and other programs to ensure they are fully informed about our product offerings. For reimbursed products we also contract with payors to ensure that our products are widely available to patients.

US General Medicine

Our US General Medicine business is focused on newly developed pharmaceutical products, which are normally patented or have market exclusivity. These patented and off-patent trademarked products are branded pharmaceutical products, and as a result of these patents or exclusivity, are generally offered by a single provider when first introduced to the market. We market a number of branded products to physicians, hospitals, and other customers that we serve.

Net revenues in our US General Medicine segment were $5,923.9 million, $6,338.4 million, and $4,399.3 million, or approximately 40.7%, 50.0%, and 94.1% of our total net revenues, in the years ended December 31, 2016, 2015, and 2014, respectively. Revenues within this segment include revenues that were distributed through the Anda Distribution business to third party customers through October 3, 2016.

US General Medicine Strategy

We market our branded products through our active sales professionals in the United States. Our sales and marketing efforts focus on both general practitioners and specialty physicians who specialize in the diagnosis and treatment of particular medical conditions.  We also conduct targeted activities, including direct-to-consumer advertising, to increase consumer awareness of our products. We believe that our current sales force structure gives us a competitive advantage in launching and promoting products due to our ability to reach a larger target audience of both general practitioners and specialists. For reimbursed products we also contract with payors to ensure that our products are widely available to patients.

International

Our International segment offers a wide array of branded and aesthetics products outside of the United States, primarily products acquired in the Allergan Acquisition. Net revenues in our International segment were $2,881.3 million, $2,187.3 million, and $203.5 million, or approximately 19.8%, 17.2% and 4.4% of our total net revenues, in the years ended December 31, 2016, 2015, and 2014, respectively.

International Strategy

Our International business is focused on maintaining a leading position by offering a consistent and reliable supply of quality branded and aesthetic products. We have maintained an ongoing effort to enhance efficiencies and reduce costs in our manufacturing operations.

Research and Development

We devote significant resources to the R&D of branded products, biosimilars and proprietary drug delivery technologies. R&D activities are expensed as incurred and consist of self-funded R&D costs, the costs associated with work performed under collaborative R&D agreements, regulatory fees, and acquisition and license related milestone payments, if any.

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

As of December 31, 2016, we conducted the majority of our branded drug delivery R&D activities in Irvine, California. We are presently developing a number of products through a combination of internal and collaborative programs.

As of December 31, 2016, we are developing a number of branded products, some of which utilize novel drug delivery systems, through a combination of internal and collaborative programs including the following:

Product	Therapeutic Area	Indication	Expected Launch Year	Phase
Esmya	Women's healthcare	Uterine Fibroids	2018	III
Sarecycline	Dermatology	Severe Acne	2019	III
Ubrogepant	Neurology	Acute Migraine	2020	III
Abicipar	Eye Care	Age Related Macular Degeneration	2020	III
Bimatoprost SR	Eye Care	Glaucoma	2021	III
Relamorelin	Gastrointestinal	Gastroparesis	2021	II
Rapastinel	Psychiatry	Depression	2021	III
Cenicriviroc	Gastrointestinal	NASH	2021	II
Atogepant	CNS	Migraine Prevention	2022	II

We also have a number of products in development as part of our life-cycle management strategy for our existing product portfolio.

Financial Information About Segments and Geographic Areas

During 2016, Allergan announced a realignment of its businesses to streamline operations. Prior to the realignment, the Company operated and managed its business as four distinct operating segments: US Brands, US Medical Aesthetics, International and Anda Distribution. Under the new organizational structure being reported, and as a result of our decision to sell our Anda Distribution business, the Company organized its businesses into the following segments: US Specialized Therapeutics, US General Medicine and International. In addition, certain revenues and shared costs, and the results of corporate initiatives, are managed outside of the three segments.  Prior period results have been recast to align to the current segment presentation.

The operating segments are organized as follows:

•

The US Specialized Therapeutics segment includes sales and expenses relating to branded products within the US, including Medical Aesthetics, Medical Dermatology, Eye Care, Neurosciences and Urology therapeutic products.

•

The US General Medicine segment includes sales and expenses relating to branded products within the US that do not fall into the US Specialized Therapeutics business units, including Central Nervous System, Gastrointestinal, Women’s Health, Anti-Infectives and Diversified Brands.

•	The International segment includes sales and expenses relating to products sold outside the US.

The Company evaluates segment performance based on segment contribution. Segment contribution for our segments represents net revenues less cost of sales (defined below), selling and marketing expenses, and select general and administrative expenses. Included in segment revenues are product sales that were sold through the Anda Distribution business once the Anda Distribution business had sold the product to a third party customer. These sales are included in segment results and are reclassified into revenues from discontinued operations through a reduction of Corporate revenues which eliminates the sales made by the Anda Distribution business through October 3, 2016 from results of continuing operations.  Cost of sales for these products in discontinued operations is equal to our average third party cost of sales for third party branded products distributed by Anda Distribution. The Company does not evaluate the following items at the segment level:

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

Customers

In US Specialized Therapeutics, US General Medicine and International operations, we sell our brand and aesthetic pharmaceutical products primarily to drug wholesalers, retailers and distributors, including national retail drug and food store chains, hospitals, clinics, mail order retailers, government agencies and managed healthcare providers such as health maintenance organizations and other institutions.

Sales to certain of our customers accounted for 10% or more of our annual revenues during the past three years. The following table illustrates customers and the respective percentage of revenues which they comprised in each of the last three years:

Customer	2016	2015	2014
McKesson Corporation	23%	27%	29%
Cardinal Health, Inc.	18%	20%	21%
AmerisourceBergen Corporation	18%	19%	22%

Our significant customers comprise a large part of the distribution network for pharmaceutical products in North America. As a result, a small number of large wholesaler distributors control a significant share of the market for our products.

The loss of any of these customers could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Competition

The pharmaceutical industry is highly competitive. In our US Specialized Therapeutics, US General Medicine and International businesses, we compete with different companies to develop competitive products, in certain product categories, and within each applicable product category, upon dosage strengths and drug delivery systems. Our competitors include the major brand name manufacturers of pharmaceutical products. In addition to product development, other competitive factors in the pharmaceutical industry include product quality, price, reputation, service and access to proprietary and technical information. It is possible that developments by others will make our products or technologies noncompetitive or obsolete.

Competing in the brand and aesthetic product business requires us to identify and successfully bring to market new products embodying technological innovations. Successful marketing of brand and aesthetic products depends primarily on the ability to communicate the effectiveness, safety and value of these products to healthcare professionals in private practice and group practices and to receive formulary status from managed care organizations. We anticipate that our brand and aesthetic product offerings will support our existing areas of therapeutic focus. Based upon business conditions and other factors, we regularly reevaluate our business strategies and may from time to time reallocate our resources from one therapeutic area to another, withdraw from a therapeutic area or add an additional therapeutic area in order to maximize our overall growth opportunities.

Many of our competitors have been in business for a longer period of time, have a greater number of products on the market and have greater financial and other resources than we do. When we directly compete with these companies for certain contracted business or for the same markets and/or products, their financial strength could prevent us from capturing a meaningful share of those markets.

Social Contract

In September 2016, we introduced our Social Contract with Patients, in which we committed to limit price increases on our products to once per year, and to only increase the list price of a product by single-digits, with the expectation that net price increases, which are price increases after discounts and rebates, would be in the low to mid- single digit range.

For the full-year 2016, our net price increases on US products averaged 4.8 percent (list price increases averaged 8.1 percent).

Manufacturing, Suppliers and Materials

As of December 31, 2016, we manufactured many of our own finished products at our plants which include major manufacturing sites in:

Location	State / Country
Guarulhos	Brazil
San Jose	California
San Jose	Costa Rica
Pringy	France
Weiterstadt	Germany
Dublin	Ireland
Westport	Ireland
Fall River	Massachusetts
Cincinnati	Ohio
Waco	Texas

We have development and manufacturing capabilities for raw material and active pharmaceutical ingredients (“API”) and intermediate ingredients to support our R&D internal product development efforts in our San Jose, California facility.

Our manufacturing operations are subject to extensive regulatory oversight and could be interrupted at any time. Refer to Legal Matters in “NOTE 24 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this document.

In addition, we are dependent on third parties for the supply of the raw materials necessary to develop and manufacture our products, including the API and inactive pharmaceutical ingredients used in many of our products. We are required to identify the supplier(s) of all the raw materials for our products in the drug applications that we file with the FDA. If raw materials for a particular product become unavailable from an approved supplier specified in a drug application, we would be required to qualify a substitute supplier with the FDA, which could interrupt manufacturing of the affected product. To the extent practicable, we attempt to identify more than one supplier in each drug application. However, some raw materials are available only from a single source and, in many of our drug applications, only one supplier of raw materials has been identified, even in instances where multiple sources exist.

Furthermore, we obtain a significant portion of our raw materials from foreign suppliers. Arrangements with international raw material suppliers are subject to, among other things, FDA regulation, customs clearance, various import duties, foreign currency risk and other government clearances. Acts of governments outside the US may affect the price or availability of raw materials needed for the development or manufacture of our products. In addition, any changes in patent laws in jurisdictions outside the US may make it increasingly difficult to obtain raw materials for R&D prior to the expiration of the applicable US or foreign patents. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our Business — If we are unable to obtain sufficient supplies from key manufacturing sites or suppliers that in some cases may be the only source of finished products or raw materials, our ability to deliver our products to the market may be impeded” in this document and “ITEM 1A — RISK FACTORS — Risks Relating to Investing in the Pharmaceutical Industry — The supply of APIs into Europe may be negatively affected by recent regulations promulgated by the European Union” in this document.

Patents and Proprietary Rights

We believe patent protection of our proprietary products is important to our products. Our success with our branded products will depend, in part, on our ability to obtain, and successfully defend if challenged, patent or other proprietary protection for such products. We currently have a number of US and foreign patents issued or pending. However, the issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. Accordingly, our patents may not prevent other companies from developing similar or functionally equivalent products or from successfully challenging the validity of our patents. If our patent applications are not approved or, even if approved, if such patents are circumvented or not upheld in a court of law or in administrative proceedings, including oppositions, re-examinations or inter partes review (“IPR”), our ability to competitively market our patented products and technologies may be significantly reduced. Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by competitors, in which case our ability to commercially market these products may be diminished. From time to time, we may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market our products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially market such products may be inhibited or prevented. In addition, patents covering, for example, Actonel® (certain indications), Aczone® 5%, Androderm®, Botox®  (for hyperhidrosis), Carafate®, Estrace® Cream, Femhrt®, INFed® and Namenda® (IR) products have expired and we have no further patent protection on these products, and generic versions of our Minastrin® product will enter the market as early as March 2017 pursuant to settlement agreements previously entered into.

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

United States

All pharmaceutical manufacturers, including Allergan, are subject to extensive, complex and evolving regulation by the federal government, principally the FDA, and to a lesser extent, by the US Drug Enforcement Administration (“DEA”), Occupational Safety and Health Administration and state government agencies, as well as by various regulatory agencies in foreign countries where our products or product candidates are being manufactured and/or marketed. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products. In our international markets, the approval, manufacture and sale of pharmaceutical products is similar to the United States with some variations dependent upon local market dynamics.

Specialty Pharmaceuticals

In the United States, FDA approval is required before any dosage form of any new drug, including an off-patent equivalent of a previously approved drug, can be marketed. The process for obtaining governmental approval to manufacture and market pharmaceutical products is rigorous, time-consuming and costly, and the extent to which it may be affected by legislative and regulatory developments cannot be predicted. We are dependent on receiving FDA and other governmental approvals prior to manufacturing, marketing and shipping new products. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our Business — If we are unable to successfully develop or commercialize new products, our operating results will suffer” and “— Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities” in this document.

All applications for FDA approval must contain information relating to product formulation, raw material suppliers, stability, manufacturing processes, packaging, labeling and quality control. We file a New Drug Application (“NDA”) when we seek approval for drugs with active ingredients and/or with dosage strengths, dosage forms, delivery systems or pharmacokinetic profiles that have not been previously approved by the FDA. Generally, NDAs are filed for newly developed branded products or for a new dosage form of previously approved drugs.

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

The FDA has the authority to either approve or not approve NDAs, and if an application is not approved, additional data (clinical, non-clinical, manufacturing or quality data, among other types of data) is generally required. In addition, the FDA may approve an NDA subject to post-approval studies or monitoring requirements, or require that other risk management measures be utilized in connection with the product. There are also requirements to conduct pediatric trials for all new NDAs and supplements to NDAs for pharmaceutical products that may be used in the pediatric patient population, unless a waiver or deferral applies.

Once approved, the NDA is subject to life-cycle management regulations (for example, supplemental applications and annual reports) in order to maintain product registrations. Supplemental NDAs are required for changes that require FDA evaluation and/or approval prior to implementation, including the transfer of certain products from one manufacturing site to another, a change in API supplier, or a new indication or dosage form, and may be under review for a year or more. In addition, certain products may only be approved for transfer once new bioequivalency studies are conducted or other requirements are satisfied. In addition, FDA may require post-marketing clinical studies.

To obtain FDA approval of NDAs and supplemental New Drug Applications (“sNDA”), our manufacturing procedures and operations must conform to FDA quality system and control requirements generally referred to as current Good Manufacturing Practices (“cGMP”), as defined in Title 21 of the US Code of Federal Regulations, and cGMP must be adhered to throughout the life-cycle of a product, as these regulations encompass all aspects of the production process from receipt and qualification of components to distribution procedures for finished products. cGMP standards are evolving standards; thus, we must continue to expend substantial time, money and effort in all production and quality control areas to maintain compliance with these standards. The evolving and complex nature of regulatory requirements, the broad authority and discretion of the FDA, and the generally high level of regulatory oversight results in the continuing possibility that we may be adversely affected by regulatory actions despite our efforts to maintain compliance with regulatory requirements.

We are subject to the periodic inspection of our facilities, procedures and operations and/or the testing of our products by the FDA, the DEA and other authorities, which conduct periodic inspections to assess compliance with applicable regulations. In addition, in connection with its review of our applications for new products, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes comply with cGMP and other FDA regulations. Among other things, the FDA may withhold approval of NDAs, sNDAs, or other product applications of a facility if deficiencies are found at that facility. Vendors that supply finished products or components to us that we use to manufacture, package and label products are subject to similar regulation and periodic inspections.

Following such inspections, the FDA may issue notices on Form 483 and Warning Letters that could cause us to modify certain activities identified during the inspection. A Form 483 notice may be issued at the conclusion of an FDA inspection and lists conditions the FDA investigators believe may violate cGMP or other FDA regulations. FDA guidelines specify that a Warning Letter be issued only for violations of “regulatory significance” for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action.

Failure to comply with FDA and other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of NDAs or other product application enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Although we have internal compliance programs, if these programs do not meet regulatory agency standards or if our compliance is deemed deficient in any significant way, it could have a material adverse effect on us. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our Business — Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.” in this document. The FDA can also significantly delay the approval of any pending NDA or other regulatory submissions under the Fraud, Untrue Statements of Material Facts, Bribery and Illegal Gratuities Policy Act.

Medical Devices

Medical devices are subject to regulation by the FDA, state agencies and foreign government health agencies in the US. FDA regulations, as well as various US federal and state laws, govern the development, clinical testing, manufacturing, labeling, record keeping and marketing of medical device products. Our medical device product candidates, including our breast implants, must undergo rigorous clinical testing and an extensive government regulatory clearance or approval process prior to sale in the United States and other countries. The lengthy process of clinical development and submissions for approvals, and the continuing need for compliance with applicable laws and regulations, require the expenditure of substantial resources. Regulatory clearance or approval, when and if obtained, may be limited in scope, and may significantly limit the indicated uses for which a product may be marketed. Approved products and their manufacturers are subject to ongoing review, and discovery of previously unknown problems with products may result in restrictions on their manufacture, sale, use or their withdrawal from the market.

Our medical device products are subject to extensive regulation by the FDA in the United States. Unless an exemption applies, each medical device we market in the United States must have a 510(k) clearance or a Premarket Approval Application (PMA) in accordance with the Federal Food, Drug, and Cosmetic Act (FFDCA) and its implementing regulations. The FDA classifies medical devices into one of three classes, depending on the degree of risk associated with each medical device and the extent of controls that are needed to ensure safety and effectiveness. Devices deemed to pose a lower risk are placed in either Class I or Class II, and devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or a device deemed to be not substantially equivalent to a previously cleared 510(k) device, are placed in Class III.   In general, a Class III device cannot be marketed in the United States unless the FDA approves the device after submission of a PMA application, and any changes to the device subsequent to initial FDA approval must also be reviewed and approved by the FDA. The majority of our medical device products, including our breast implants, are regulated as Class III medical devices.   A Class III device may have significant additional obligations imposed in its conditions of approval, and the time in which it takes to obtain approval can be long. Compliance with regulatory requirements is assured through periodic, unannounced facility inspections by the FDA and other regulatory authorities, and these inspections may include the manufacturing facilities of our subcontractors or other third party manufacturers. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions: warning letters or untitled letters; fines, injunctions and civil penalties; recall or seizure of our products; operating restrictions, partial suspension or total shutdown of production; refusing our request for 510(k) clearance or PMA approval of new products; withdrawing 510(k) clearance or PMAs that are already granted; and criminal prosecution.

A clinical trial is almost always required to support a PMA application and is sometimes required for a 510(k) premarket notification. Clinical trials generally require submission of an application for an investigational device exemption, which must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound, as well as approval by the FDA and the IRB overseeing the trial. The results of clinical testing may not be sufficient to obtain approval of the applicable device.

Once a device is approved, the manufacture and distribution of the device remains subject to continuing regulation by the FDA, including Quality System Regulation requirements, which involve design, testing, control, documentation and other quality assurance procedures during the manufacturing process. Medical device manufacturers and their subcontractors are required to register their establishments and list their manufactured devices with the FDA, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with regulatory requirements. Manufacturers must also report to the FDA if their devices may have caused or contributed to a death or serious injury or malfunctioned in a way that could likely cause or contribute to a death or serious injury, or if the manufacturer conducts a field correction or product recall or removal to reduce a risk to health posed by a device or to remedy a violation of the FFDCA that may present a health risk.  Further, the FDA continues to regulate device labeling, and prohibits the promotion of products for unapproved or “off-label” uses along with other labeling restrictions.  If a manufacturer or distributor fails to comply with any of these regulatory requirements, or if safety concerns with a device arise, the FDA may take legal or regulatory action, including civil or criminal penalties, suspension, withdrawal or delay in the issuance of approvals, or seizure or recall of products, any one or more of which could have a material adverse effect upon us.

The FDA imposes a number of complex regulatory requirements on entities that advertise and promote medical devices, including, but not limited to, standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities, and promotional activities including internet marketing. Medical devices can only be marketed for indications approved or cleared by the FDA. Failure to comply with these regulations can result in penalties, the issuance of warning letters directing a company to correct deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA, and federal and state civil and criminal investigations and prosecutions.

US government reimbursement programs include Medicare, Medicaid, TriCare, and State Pharmacy Assistance Programs established according to statute, government regulations and policy. Federal law requires that all pharmaceutical manufacturers, as a condition of having their products receive federal reimbursement under Medicaid, must pay rebates to state Medicaid programs on units of their pharmaceuticals that are dispensed to Medicaid beneficiaries. With enactment of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “ACA”), for products marketed under NDAs, the manufacturers rebate increased from 15.1% to 23.1% of the average manufacturer price, or the difference between the average manufacturer price and the lowest net sales price to a non-government customer during a specified period. In some states, supplemental rebates are required as a condition of including the manufacturer’s drug on the state’s Preferred Drug List.

The ACA prescribed that the coverage gap phase of the Medicare Part D benefit be closed such that by 2020, beneficiaries will pay co-insurance of 25% (or co-payment equivalents) of the cost of prescription drugs dispensed to them under their applicable Medicare Part D plans, until they reach the catastrophic phase of the Medicare Part D benefit.  As such, the coverage gap or “donut hole” will be effectively closed beginning in the 2020 plan year.  The cost of closing the donut hole is being borne in part by brand drug companies as well as Medicare Part D plan sponsors and the federal government. Beginning in 2011, brand drug manufacturers were required to provide a 50% discount on their drugs. Additionally, beginning in 2013, the government/Medicare Part D plan sponsors began providing additional subsidies for brand name drugs bought by seniors who enter the coverage gap. When the government/sponsor share, which started at 2.5%, but increases to 25% by 2020, the combined industry discounts and government subsidies will add up to 75% of brand name drug costs.

On January 21, 2016, the Center for Medical Services issued final rules on the calculation of AMP, Best Price and Unit Rebate Amounts for the Medicaid program; the final rule took effect in April 2016.  Allergan has implemented the required changes to its Medicaid rebate calculations, effective with its Q2 2016 submissions.

The ACA also expanded the government’s 340B drug discount program by increasing the category of entities qualified to participate in the program and benefit from its deeply discounted drug pricing.  The ACA also obligates the Health Resources and Services Administration (HRSA), which administers the 340B program, to update the agreement that each manufacturer must sign to participate in the 340B program to require each manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug product available to any other purchaser at any price, and to report the ceiling prices for its drugs to the government.  HRSA issued this update in late 2016 and the Company signed subsequently executed an amendment to our agreement.  In addition, on January 5, 2017, HRSA finalized regulations that, among other things, implement rules regarding civil monetary penalties for knowing and intentional overcharges of 340B covered entities by pharmaceutical manufacturers effective March 6, 2017, subject to the 60-day “regulatory freeze” executive order issued by the Trump Administration on January 20, 2017.

HRSA also has issued proposed regulations to implement an administrative dispute resolution process for certain disputes arising under the 340B program, including (1) claims by covered entities that they have been overcharged for covered outpatient drugs by manufacturers; and (2) claims by manufacturers, after a manufacturer has conducted an audit, that a covered entity has violated the prohibition on diversion to ineligible patients or duplicate discounts.  The exact timing and content of final guidance on these matters is uncertain at this time, particularly in light of the Trump Administration’s “one in, two out” executive order issued on January 30, 2017. Depending on their final form, these actions could affect our obligations under the 340B program in ways that may have an adverse impact on our business.  In addition, in connection with the commercialization of our products, we have obtained authorization to receive reimbursement at varying levels for the cost of certain products and related treatments from government authorities and private health insurers and other organizations, such as Health Maintenance Organizations and Managed Care Organizations.

Additionally, we may in the future, and have in the past, received requests for information, sometimes in the form of civil investigative demands or subpoenas, from the FTC and the European Competition Commission, and are subject to ongoing FTC and European Competition Commission investigations.  Any adverse outcome of these types of investigations or actions could have a material adverse effect on our business, results of operations, financial condition and cash flows. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our Business—Federal regulation of arrangements between manufacturers of brand and generic products could adversely affect our business.” Also refer to Legal Matters in “NOTE 24 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this document.

As part of the Medicare Prescription Drug and Modernization Act of 2003 (“MMA”), companies are required to file with the US Federal Trade Commission (“FTC”) and the Department of Justice certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of brand drugs. This requirement could affect the manner in which drug manufacturers resolve intellectual property litigation and other disputes with competitor pharmaceutical companies, and could result generally in an increase in private-party litigation against pharmaceutical companies. The impact of this requirement, and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers, is uncertain and could adversely affect our business. For example, in January 2009, the FTC and the State of California filed a lawsuit against us alleging that our settlement with Solvay related to our ANDA for a generic version of Androgel® is unlawful. Beginning in February 2009, several private parties purporting to represent various classes of plaintiffs filed similar lawsuits. Those lawsuits, as well as additional suits challenging the validity of our settlements related to Asacol®, Namenda® and Loestrin® 24 and generic versions of Actos®, Cipro®, and Lidoderm®, remain pending.  Refer to Legal Matters in “NOTE 24 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this document.

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

European Union

We encounter similar regulatory and legislative issues in most other countries. Pharmaceutical manufacturers are regulated in the European Union (the “EU”) by the European Medicines Agency (the “EMA”) and national health authorities. All manufacturers are required to submit medicinal products, including generic versions of previously approved products and new strengths, dosages and formulations of previously approved products, to the EMA and its member states for review and marketing authorization before such products are placed on the market in the EU.

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

Further, faced with major budget constraints, many European countries have resorted to price cuts that affect both innovative and generic pharmaceuticals. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our Business—Global economic conditions could harm us” in this document.

Medical device products that are marketed in the European Union must comply with the requirements of the Medical Device Directive, (the “MDD”), as implemented in the national legislation of the European Union member states. The MDD, as implemented, provides for a regulatory regime with respect to the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices to ensure that medical devices marketed in the European Union are safe and effective for their intended uses. Medical devices that comply with the MDD, as implemented, are entitled to bear a CE marking evidencing such compliance and may be marketed in the European Union. Failure to comply with these domestic and international regulatory requirements could affect our ability to market and sell our products in these countries.

Canada

In Canada, pharmaceutical manufacturers are regulated by the Therapeutic Products Directorate (the “TPD”) which derives its authority from the Canadian federal government under the Food and Drugs Act and the Controlled Drug and Substances Act. The TPD evaluates and monitors the safety, effectiveness and quality of pharmaceutical products. Products are officially approved for marketing in Canada following receipt of a market authorization, or “Notice of Compliance” (a “NOC”), which is subject to the Food and Drug Regulations. Issuance of a NOC for generic drug products is also subject to the Patented Medicines (Notice of Compliance) Regulations (the “NOC Regulations”) under the Patent Act.

The NOC Regulations allow branded drug marketers to list patents relating to the medicinal ingredient, formulation, dosage form or the use of the medicinal ingredient in their branded drug on a patent register maintained by Health Canada. In its abbreviated new drug submission, a generic applicant must address each patent listed against the reference product by making at least one statutory allowed allegation (for example, alleging that the patent is invalid or would not be infringed). If the generic applicant alleges invalidity or non-infringement, it must provide the branded manufacturer with an explanation of its allegations. Upon receipt of the explanation, the branded manufacturer may apply to the Federal Court of Canada for an Order prohibiting Health Canada from issuing a NOC for the generic. Health Canada may not issue a NOC until the earlier of the determination of the application by the court after a hearing on the allegations, or the expiration of 24 months from the commencement of the application.

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

Finally, Canada has reached a trade agreement in principle with the European Union (“CETA”) in which it has agreed to implement patent term extensions and certain procedural amendments to the NOC Regulations. Canada is further involved in trade negotiations with ten Pacific countries (the “Trans Pacific Partnership”), which could lead to further changes to Canada’s intellectual property framework and affect our business.

Environmental Matters

We are subject to federal, state, and local environmental laws and regulations in the United States and abroad. We believe that our operations comply in all material respects with applicable environmental laws and regulations in each jurisdiction where we have a business presence, and we periodically audit our manufacturing and R&D facilities for compliance with all federal, state and local environmental laws and regulations. Although we continue to make capital expenditures for environmental protection, we do not anticipate any significant expenditure in order to comply with such laws and regulations that would have a material impact on our earnings or competitive position. We are not aware of any pending litigation or significant financial obligations arising from current or past environmental practices that are likely to have a material adverse effect on our financial position. We cannot assure you, however, that environmental problems relating to facilities owned or operated by us will not develop in the future, and we cannot predict whether any such problems, if they were to develop, could require significant expenditures on our part. In addition, we are unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our Business — Our business will continue to expose us to risks of environmental liabilities” in this document.

Seasonality

Consistent with the United States pharmaceutical industry, our business experiences seasonality with the first quarter of each year typically being the lowest revenue quarter for branded products.  In addition, our aesthetics products, including our breast aesthetics and Botox® cosmetic indications, have tended to be marginally higher during the second and fourth quarters, presumably in advance of the summer vacation and holiday seasons. Fluctuations of our sales are also impacted by the effect of promotions, which cause non-seasonal variability in sales trends.

Backlog

As a result of the extent of our supply chain, backlog of orders is not material to our business.

Employees

As of December 31, 2016, we had approximately 16,700 employees. Of our employees, approximately 2,100 were engaged to support R&D functions, 4,200 supported COGS functions, 9,000 supported sales, marketing and distribution functions, and 1,400 supported administrative functions.

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

Risks Related to Our Business

Global economic conditions could harm us.

While global economic conditions have been fairly stable as a whole in recent years, continued concerns about the systemic impact of potential geopolitical issues and economic policy uncertainty, particularly in areas in which we operate, could potentially cause economic and market instability in the future and could adversely affect the Company’s business, including the Company’s financial performance.

Challenging economic conditions could result in tighter credit conditions. The cost and availability of credit may be adversely affected by illiquid credit markets and wider credit spreads, which could adversely affect the ability of third-party distributors, partners, manufacturers and suppliers to buy inventory or raw materials and to perform their obligations under agreements with us, which could disrupt our operations, and which could adversely affect the liquidity and financial conditions of our customers.

Global efforts towards health care cost containment continue to exert pressure on product pricing and market access. In many international markets, government-mandated pricing actions have reduced prices of patented drugs. Some countries may be subject to periods of financial instability or may have reduced resources to spend on healthcare or may be or will be in the future subject to economic sanctions, and our business in these countries may be disproportionately affected by these changes. In addition, the currencies of some countries may depreciate against the US Dollar substantially and if the Company is unable to offset the impact of such depreciation, then the Company’s financial performance within such countries could be adversely affected.

If we are unable to successfully develop or commercialize new products, our operating results will suffer.

Our future results of operations depend to a significant extent upon our ability to successfully develop and commercialize new products in a timely manner.  There are numerous difficulties in developing and commercializing new products, including:

•	developing, testing and manufacturing products in compliance with regulatory standards in a timely manner;
•	receiving requisite regulatory approvals for such products in a timely manner, or at all;

•	the availability, on commercially reasonable terms, of raw materials, including API and other key ingredients;
•	preclusion from commercialization by the proprietary rights of others;
•	developing products that are economical to manufacture and commercialize;
•	time consuming and costly nature of developing and commercializing new products;
•	costly legal actions brought by our competitors that may delay or prevent the development and commercialization of new products;
•	delays as a result of limited resources at the FDA or other regulatory agencies;
•	changing review and approval policies and standards at the FDA and other regulatory agencies; and
•	completion of numerous other regulatory approvals in international markets.

As a result of these and other difficulties, products currently in development by us may or may not receive timely regulatory approvals necessary for marketing by us or other third‑party partners, or approvals at all.  This risk particularly exists with respect to the development of proprietary products because of the uncertainties, higher costs and lengthy time frames associated with R&D of such products and the inherent unproven market acceptance of such products.  Our operating results and financial condition may fluctuate as the amount we spend to research and develop, promote, acquire or license new products, technologies and businesses changes. Additionally, we face heightened risks in connection with our development of extended release or controlled release generic products because of the technical difficulties and regulatory requirements related to such products. If any of our products or the products of our third‑party partners are not approved in a timely manner or, when acquired or developed and approved, cannot be successfully manufactured or commercialized in a timely manner, our operating results could be adversely affected.  We cannot guarantee that any investment we make in developing products will be recouped, even if we are successful in commercializing those products.  Refer to “Our branded pharmaceutical expenditures may not result in commercially successful products.”

Our branded pharmaceutical expenditures may not result in commercially successful products.

Developing and commercializing branded pharmaceutical products is generally more costly than developing and commercializing generic products.  In order to grow and achieve success in our business, we must continually identify, develop, acquire and license new products that we can ultimately market. In the future, we anticipate continuing and increasing our product development expenditures.  There are many difficulties and uncertainties inherent in pharmaceutical research and development, and there is a high rate of failure inherent in new drug discovery and development.  Failure can occur at any point in the process, including late in the process after substantial investment.  New product candidates that appear promising in development may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, inability to obtain necessary regulatory approvals and payer reimbursement, limited scope of approved uses, difficulty or excessive costs to manufacture, or infringement of the patents or intellectual property rights of others.  Products that do reach the market may ultimately be subject to recalls or other suspensions in sales.  Delays and uncertainties in the FDA approval process and the approval processes in other countries can result in delays in product launches and lost market opportunity.  Because there is a high rate of failure inherent in the research and development process of new products, there is a significant risk that funds invested by the Company in research and development will not generate financial returns.  The Company cannot be certain when or whether any of its products currently under development will be approved or launched or whether, once launched, such products will be commercially successful.

We may be required to spend several years and incur substantial expense in completing certain clinical trials.  The length of time, number of trial sites and patients required for clinical trials vary substantially, and we may have difficulty finding a sufficient number of sites and subjects to participate in our trials.  Delays in planned clinical trials can result in increased development costs, delays in regulatory approvals and delays in product candidates reaching the market.  We rely on independent third‑party clinical investigators to recruit subjects and conduct clinical trials in accordance with applicable study protocols and laws and regulations.  If regulatory authorities determine that we have not complied with regulations in the R&D of a product candidate, they may refuse to accept trial data from the site and/or not approve the product candidate, and we would not be able to market and sell that product.  If we are not able to market and sell our products after significant expenditures to develop and test them, our business and results of operations could be materially and adversely affected.

We currently have products in various stages of development, including new hormonal contraceptive therapy, dermatology products and infectious disease products, among others.  Such clinical trials are costly and may not result in successful outcomes.  The results of preclinical studies and early clinical studies may not be predictive of the results of later‑stage clinical studies.  Product candidates that have shown promising results in early‑stage clinical studies may still suffer significant setbacks in subsequent clinical studies.  There is a high rate of failure for products proceeding through clinical studies, and product candidates in later stages of clinical studies may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical studies.  Clinical studies may not proceed as planned or be completed on schedule, if at all.  The rate of completion of clinical trials is significantly dependent upon a number of factors, including the rate of patient enrollment.  We may not be able to attract a sufficient number of sites or enroll a sufficient number of patients in a timely manner in order to complete clinical trials.  Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and our data may not provide adequate efficacy and safety information to obtain regulatory approval of our candidates.  We cannot be sure that our business expenditures, including but not limited to our expenditures related to our Esmya™ product, products acquired in the Warner Chilcott Acquisition, the Forest Acquisition and the Allergan Acquisition, or products of our third‑party partners, among others, will result in the successful discovery, development or launch of branded products that will prove to be commercially successful or will improve the long‑term profitability of our business.  If such business expenditures do not result in successful discovery, development or launch of commercially successful branded products our results of operations and financial condition could be materially adversely affected.

If generic products that compete with any of our branded pharmaceutical products are approved and sold, sales of our products will be adversely affected.

Generic equivalents for branded pharmaceutical products are typically sold at lower costs than the branded products. The regulatory approval process in the United States and European Union exempts generic products from costly and time-consuming clinical trials to demonstrate their safety and efficacy and rely instead on the safety and efficacy of prior products, manufacturers of generic products can invest far less in research and development.  After the introduction of a competing generic product, a significant percentage of the prescriptions previously written for the branded product are often written for the generic version.  In addition, legislation enacted in most US states and Canadian provinces allows or, in some instances mandates, that a pharmacist dispense an available generic equivalent when filling a prescription for a branded product, in the absence of specific instructions from the prescribing physician.  Pursuant to the provisions of the Hatch‑Waxman Act, manufacturers of branded products often bring lawsuits to enforce their patent rights against generic products released prior to the expiration of branded products’ patents, but it is possible for generic manufacturers to offer generic products while such litigation is pending.  Refer to “If we are unable to adequately protect our technology or enforce our patents, our business could suffer.”  As a result, branded products typically experience a significant loss in revenues following the introduction of a competing generic product, even if subject to an existing patent.  Our branded pharmaceutical products are or may become subject to competition from generic equivalents because there is no proprietary protection for some of the branded pharmaceutical products we sell, because our patent protection expires or because our patent protection is not sufficiently broad or enforceable.  In addition, we may not be successful in our efforts to extend the proprietary protection afforded our branded products through the development and commercialization of proprietary product improvements.

Our Actonel® products no longer have patent protection in Canada or the Western European countries in which we sell these products, and Asacol® is not protected by a patent in the United Kingdom.  Our Actonel® once‑a‑month product lost US patent protection in June 2014 (including a 6‑month pediatric extension of regulatory exclusivity) and generic versions of our Loestrin® 24 Fe product entered the market in January 2014 pursuant to settlement agreements previously entered into.  Generic versions of Namenda® (IR) tablets entered the US market in July 2015 pursuant to settlement agreements previously entered into.  An authorized generic version of Asacol HD® entered the market in July 2016 pursuant to a settlement agreement previously entered into.   In addition, other products such as Estrace® Cream, Asacol® 400 mg, Aczone 5%, Femhrt®, Latisse®, and Carafate® are not protected by patents in the United States where we sell these products.  Generic equivalents are currently available in Canada and Western Europe for Actonel® and in the United States for certain versions of our Femhrt® products, Femcon® Fe and certain other less significant products.

During the next few years, additional products of ours, including some of our large revenue drivers, like Aczone® 5%, Bystolic®, Canasa®, Delzicol®, Gelnique®, Minastrin®, Namenda XR®, Pylera®, Rapaflo®, Saphris® and Viibryd®, will lose patent protection and/or likely become subject to generic or other competition.  Generic versions of our Canasa® product may enter the market as early as December 2018 or earlier pursuant to an agreement previously entered into and generic versions of our Minastrin® may enter the market as early as March 2017 pursuant to settlement agreements previously entered into.  Some of our products may also become subject to generic competition prior to the expiration of patent protection in the event a generic competitor elects to launch its generic equivalent product “at‑risk.”  For example, before the Court of Appeals for the Federal Circuit has reviewed Allergan’s appeal of a district court judgment of patent invalidity, Sandoz launched “at risk” a generic version of Latisse® in December 2016.  Competition from generic equivalents could result in a material impairment of our intangible assets or the acceleration of amortization on our non‑impaired intangible assets and may have a material adverse impact on our revenues, financial condition, results of operations and cash flows.

The pharmaceutical industry is highly competitive and our future revenue growth and profitability are dependent on our timely development and launches of new products ahead of our competitors.

We face strong competition across our business.  The intensely competitive environment of the pharmaceutical industry requires an ongoing, extensive search for technological innovations and the ability to market and price products effectively, including the ability to communicate the effectiveness, safety and value of branded products to healthcare professionals in private practice, group practices and Managed Care Organizations.  Our competitors vary depending upon product categories, and within each product category, upon dosage strengths and drug‑delivery systems.  Based on total assets, annual revenues, and market capitalization, we are smaller than certain of our national and international competitors in the brand and distribution product arenas.  Most of our competitors have been in business for a longer period of time than we have, have a greater number of products on the market and have greater financial and other resources than we do.  Furthermore, recent trends in this industry are toward further market consolidation of large drug companies into a smaller number of very large entities, further concentrating financial, technical and market strength and increasing competitive pressure in the industry.  If we directly compete with them for the same markets and/or products, their financial strength could prevent us from capturing a profitable share of those markets.  It is possible that developments by our competitors will make our products or technologies noncompetitive or obsolete.  In addition, competitive forces may result in changes to the mix of products that we sell during a given time period or lower demand for our products than expected.

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

Our success with the branded products that we develop will depend, in part, on our ability to obtain patent protection for these products.  We currently have a number of US and foreign patents issued and pending.  However, issuance of a patent is not conclusive evidence of its validity or enforceability.  We cannot be sure that we will receive patents for any of our pending patent applications or any patent applications we may file in the future, or that our issued patents will be upheld if challenged.  If our current and future patent applications are not approved or, if approved, our patents are not upheld in a court of law if challenged, it may reduce our ability to competitively utilize our patented products.  Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by our competitors, in which case our ability to commercially market these products may be diminished.  Patent disputes may be lengthy and a potential violator of our patents may bring a potentially infringing product to market during the dispute, subjecting us to competition and damages due to infringement of the competitor product.  For example, patents covering our Actonel® (certain indications), Aczone® 5%, Androderm®, Carafate®, Estrace® Cream, Femhrt®, INFed® and Namenda® (IR) products have expired and we have no further patent protection on these products.  During the next few years, additional products acquired pursuant to the Warner Chilcott Acquisition, the Forest Acquisition, and the Allergan Acquisition will lose patent protection and/or likely become subject to generic or other competition, including Aczone® 5%, Bystolic®, Canasa®, Delzicol®, Gelnique®, Minastrin®, Namenda XR®, Pylera®, Rapaflo®, Saphris® and Viibryd®.  Therefore, it is possible that a competitor may launch a generic version of any of these products at any time, which would result in a significant decline in that product’s revenue and profit.

Generic versions of our Loestrin® 24 Fe product entered the market in January 2014 pursuant to settlement agreements previously entered into; an authorized generic version of our Asacol® HD 800 mg product entered the market in August 2016 pursuant to an agreement previously entered into; our immediate release Namenda® product lost US patent protection in 2015 and generic versions entered the market in July 2015 pursuant to agreements previously entered into; generic versions of our Minastrin® product may enter the market as early as March 2017 pursuant to settlement agreements previously entered into; and generic versions of our Canasa® product may enter the market as early as December 2018 pursuant to a settlement agreement previously entered into.  Some of our products may also become subject to generic competition prior to the expiration of patent protection in the event a generic competitor elects to launch its generic equivalent product “at risk.”

Generic competitors to our branded products may also challenge the validity or enforceability of the patents protecting our products or otherwise seek to circumvent them. Forest also recently brought actions against certain manufacturers of generic drugs for infringement of several patents covering our Canasa®, Delzicol®, Linzess®, Namenda XR®, Namzaric®, Pylera®, Saphris®, Savella®, Teflaro® and Viibryd® products.  Allergan recently brought actions against manufacturers of generic drugs in the United States for infringement of several patents covering our Acular LS®, Combigan®, Lastacaft®, Latisse®, and Restasis® products.  While we intend to vigorously defend these and other patents and pursue our legal rights, we can offer no assurance as to when the pending or any future litigation will be decided, whether such lawsuits will be successful or that a generic equivalent of one or more of our products will not be approved and enter the market.   In addition, patents covering our branded pharmaceutical products may be challenged in proceedings other than court proceedings, including inter partes review (IPR) at the US Patent Office.  In 2011, Congress amended the patent laws and created a new way to challenge the validity of patents:  the inter partes review.  IPR proceedings take place in the US Patent Office and have both advantages and disadvantages when compared to district court proceedings.  Although IPR proceedings are limited to certain types of invalidity challenges, the Patent Office applies different standards that make it easier for challengers to invalidate patents.  Moreover, IPR proceedings generally take no more than 18 months, which means it is much faster than challenging a patent’s validity in a district court proceeding.  In addition, an IPR challenge can be mounted even after a patent has been upheld in court.  IPR challenges have recently been brought by Mylan against some or all of our patents covering our Restasis® and Delzicol® products.  For example, following Mylan’s IPR challenge, the US Patent and Trial Appeal Board, in December 2016, instituted inter partes review for all of our Orange Book-listed patents covering Restasis®.  And, in November 2016, Mylan filed an IPR challenge against our one Orange Book-listed patent covering Delzicol®.

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

We may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market products.  If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially market our products may be inhibited or prevented, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.  For example, because we license significant intellectual property with respect to certain of our products, including Delzicol®, Namenda XR®, Namzaric®, Linzess®, Teflaro® and Viibryd®, any loss or suspension of our rights to licensed intellectual property could materially adversely affect our business, financial condition, cash flows and results of operations.

Third parties may claim that we infringe their proprietary rights and may prevent us from manufacturing and selling some of our products.

The manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the pharmaceutical industry.  These lawsuits relate to the validity, enforceability and infringement of patents or proprietary rights of third parties.  We may have to defend ourselves against charges that we violated patents or proprietary rights of third parties.  This is especially true in the case of new branded products where a competitor has obtained patents for similar products.  Litigation may be costly, unpredictable, time‑consuming, often involves complex legal, scientific and factual questions, and could divert the attention of our management and technical personnel.  In addition, if it is determined that we infringe the rights of others, we could lose our right to develop, manufacture or market products, product launches could be delayed or we could be required to pay monetary damages or royalties to license proprietary rights from third parties. Furthermore, we cannot be certain that the necessary licenses would be available to us on commercially reasonable terms, or at all.  As a result, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could result in substantial monetary damage awards and could prevent us from manufacturing and selling a number of our products, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

We are required to identify the supplier(s) of all the raw materials for our products in our applications with the FDA and other regulatory agencies in the US  To the extent practicable, we attempt to identify more than one supplier in each drug application.  However, some products and raw materials are available only from a single source and, in many of our drug applications, only one supplier of products and raw materials or site of manufacture has been identified, even in instances where multiple sources exist.  Some of these products have historically or may in the future account for a significant portion of our revenues, such as our products Botox®, our Juvederm® dermal filler family of products, Namenda®, Linzess®, Bystolic®, and a significant number of our oral contraceptive and controlled substance products.  In addition, certain manufacturing facilities in Ireland are the exclusive qualified manufacturing facilities for finished dosage forms of many of our products, including our products, Namenda®, Bystolic® and Linzess®.  Any failure by us to forecast demand for, or to maintain an adequate supply of, the raw material and finished product could result in an interruption in the supply of certain products and a decline in sales of that product.  In addition, if our suppliers are unable to meet our manufacturing requirements, we may not be able to produce a sufficient amount of materials or products in a timely manner, which could cause a decline in our sales.  We expect to continue to rely on our third‑party manufacturing partners, such as Contract Pharmaceuticals Limited Canada for Estrace® Cream and Patheon for Viberzi®. Such transfers are subject to regulatory approvals, and the failure to obtain such approvals in a timely manner may delay production at the new facility and result in an interruption in our product supply.  From time to time, certain of our manufacturing sites or outside suppliers have experienced regulatory or supply‑related difficulties that have inhibited their ability to deliver products and raw materials to us, causing supply delays or interruptions.  The availability and prices of raw materials and supplies are subject to volatility and are influenced by worldwide economic conditions, speculative action, world supply and demand balances, inventory levels, availability of substitute materials, currency exchange rates, anticipated or perceived shortages, product contamination, among other factors.  To the extent any difficulties experienced by our manufacturing sites or suppliers cannot be resolved or extensions of our key supply agreements cannot be negotiated within a reasonable time and on commercially reasonable terms, or if raw materials for a particular product become unavailable from an approved supplier and we are required to qualify a new supplier with the FDA or other regulatory agency, or if we are unable to do so, our profit margins and market share for the affected product could decrease or be eliminated, as well as delay our development and sales and marketing efforts.  Such outcomes could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our manufacturing sites outside of the United States and our arrangements with foreign suppliers are subject to certain additional risks, including the availability of government clearances, export duties, political instability, war, acts of terrorism, currency fluctuations and restrictions on the transfer of funds.  For example, we obtain a significant portion of our raw materials from foreign suppliers.  Arrangements with international raw material suppliers are subject to, among other things, FDA and foreign regulatory body regulation, customs clearances, various import duties and other government clearances, as well as potential shipping delays due to inclement weather, political instability, strikes or other matters outside of our control.  Acts of governments outside the US may affect the price or availability of raw materials needed for the development or manufacture of our products.  In addition, recent changes in patent laws in jurisdictions outside the US may make it increasingly difficult to obtain raw materials for R&D prior to the expiration of the applicable US or foreign patents.

The design, development, manufacture and sale of our products involves the risk of product liability claims by consumers and other third parties, and insurance against such potential claims is expensive and may be difficult to obtain.

The design, development, manufacture and sale of our products involves an inherent risk of product liability claims and the associated adverse publicity.  For example, Forest is subject to approximately 200 legal actions asserting product liability claims relating to the use of Celexa® or Lexapro®.  These cases include claims that Celexa® or Lexapro® caused various birth defects. While we believe there is no merit to these cases, litigation is inherently subject to uncertainties and we may be required to expend substantial amounts in the defense or resolution of certain of these matters.  We regularly monitor the use of our products for trends or increases in reports of adverse events or product complaints, and regularly report such matters to the FDA.  In some, but not all cases, an increase in adverse event reports may be an indication that there has been a change in a product’s specifications or efficacy.  Such changes could lead to a recall of the product in question or, in some cases, increases in product liability claims related to the product in question.  If the coverage limits for product liability insurance policies are not adequate or if certain of our products are excluded from coverage, a claim brought against us, whether covered by insurance or not, could have a material adverse effect on our business, results of operations, financial condition and cash flows.  We also rely on self‑insurance to cover product liability claims, and these claims may exceed amounts we have reserved under our self‑insurance program.

We are also subject to a variety of other types of claims, proceedings, investigations and litigation initiated by government agencies or third parties.  These include compliance matters, product regulation or safety, taxes, employee benefit plans, employment discrimination, health and safety, environmental, antitrust, customs, import/export, government contract compliance, financial controls or reporting, intellectual property, allegations of misrepresentation, false claims or false statements, commercial claims, claims regarding promotion of our products and services, or other similar matters.  For example, consumer groups and certain plaintiffs have alleged that certain uses of Botox®, including off-label uses, have caused patient injuries and death and have further failed to adequately warn patients of the risks relating to Botox® use.  From time to time reports related to the quality and safety of breast implant devices are published, including reports that have suggested a possible association between anaplastic large cell lymphoma and breast implants, as well as negative reports from regulatory authorities in Europe related to a breast implant manufacturer that is not affiliated with the Company.  In addition, government investigations related to the use of products, but not the efficacy themselves, may cause reputational harm to the Company.  Negative publicity, whether accurate or inaccurate, about the efficacy, safety or side effects of our products or product categories, whether involving us or a competitor, could materially reduce market acceptance to our products, cause consumers to seek alternatives to our products, result in product withdrawals and cause our stock price to decline.  Negative publicity could also result in an increased number of product liability claims, whether or not these claims have a basis in scientific fact.  Any such claims, proceedings, investigations or litigation, regardless of the merits, might result in substantial costs, restrictions on product use or sales, or otherwise injure our business.

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

Our manufacturing and other processes utilize sophisticated equipment, which sometimes require a significant amount of time to obtain and install.  Our business could suffer if certain manufacturing or other equipment, or a portion or all of our facilities were to become inoperable for a period of time.  This could occur for various reasons, including catastrophic events such as earthquake, monsoon, hurricane or explosion, unexpected equipment failures or delays in obtaining components or replacements thereof, contamination by microorganisms or viruses, labor disputes or shortages, contractual disputes with our suppliers and contract manufacturers, as well as construction delays or defects and other events, both within and outside of our control.  We manufacture certain products, including Botox®, our Juvederm® dermal filler family of products, Linzess® and Bystolic®, at a single facility or a single site. Therefore, a significant disruptive event, including a fire or natural disaster, at certain manufacturing facilities or sites could materially and adversely affect our business and results of operations as noted with our supply interruption with Avycaz® in 2016. In the event of a disruption, we may need to build or locate replacement facilities as well as seek and obtain the necessary regulatory approvals for these facilities. Interruption of our efficient manufacture and supply of products may cause delays in shipments and supply constraints.  Our inability to timely manufacture any of our significant products could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Many government and third‑party payers, including Medicare, Medicaid, Health Maintenance Organization and Managed Care Organization, have historically reimbursed doctors, pharmacies and others for the purchase of certain prescription drugs based on a drug’s average wholesale price (“AWP”) or wholesale acquisition cost (“WAC”).  In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers’ reporting practices with respect to AWP and WAC, in which they have suggested that reporting of inflated AWP’s or WAC’s has led to excessive payments for prescription drugs.  For example, beginning in July 2002, we and certain of our subsidiaries, as well as numerous other pharmaceutical companies, were named as defendants in various state and federal court actions alleging improper or fraudulent practices related to the reporting of AWP and/or WAC of certain products, and other improper acts, in order to increase prices and market shares. Similarly, in December

2015, Forest and other company subsidiaries were named as defendants in a private class action litigation in Pennsylvania based on similar allegations.  Additional actions are possible.  These actions, if successful, could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows.

We are subject to US federal and state healthcare fraud and abuse and health information privacy and security laws, and the failure to comply with such laws may adversely affect our business.

In the United States, many of our products are reimbursed under federal and state health care programs such as Medicaid, Medicare, TriCare, and/or state pharmaceutical assistance programs, and as a result, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business.  We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business.  The laws that may affect our ability to operate include, but are not limited to:  (i) the US Anti‑Kickback Statute, which applies to our marketing and research practices, educational programs, pricing policies and relationships with healthcare providers or other entities, by prohibiting, among other things, soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, either the referral of an individual or the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs; (ii) federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third‑party payers that are false or fraudulent; (iii) the US Health Insurance Portability and Accountability Act of 1996, (“HIPAA”), which among other things created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters, and HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information and places restrictions on the use of such information for marketing communications; (iv) the US Physician Payments Sunshine Act, which among other things, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under a federal healthcare program to report annually information related to “payments or other transfers of value” made to physicians and teaching hospitals, and ownership and investment interests held by certain healthcare professionals and their immediate family members and similar state laws; (v) the government pricing rules applicable to the Medicaid, Medicare Part B, 340B Drug Pricing Program, the US Department of Veterans Affairs program, the TRICARE program, and state price reporting laws; and (vi) state and foreign law equivalents of each of the above US laws, such as anti‑kickback and false claims laws which may apply to items or services reimbursed by any third‑party payer, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.  Violations of the fraud and abuse laws may result in severe penalties against Allergan and/or its responsible employees, including jail sentences, large fines, and the exclusion of our products from reimbursement under federal and state programs.  Defense of litigation claims and government investigations can be costly, time‑consuming, and distract management, and it is possible that Allergan could incur judgments or enter into settlements that would require us to change the way we operate our business.  We are committed to conducting the sales and marketing of our products in compliance with the healthcare fraud and abuse laws, but certain applicable laws may impose liability even in the absence of specific intent to defraud.  Furthermore, should there be ambiguity, a governmental authority may take a position contrary to a position we have taken, or should an employee violate these laws without our knowledge, a governmental authority may impose civil and/or criminal sanctions.

Any adverse outcome in these types of actions, or the imposition of penalties or sanctions for failing to comply with the fraud and abuse laws, could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows.  Some of the statutes and regulations that govern our activities, such as federal and state anti‑kickback and false claims laws, are broad in scope, and while exemptions and safe harbors protecting certain common activities exist, they are often narrowly drawn.  While we manage our business activities to comply with these statutory provisions, due to their breadth, complexity and, in certain cases, uncertainty of application, it is possible that our activities could be subject to challenge by various government agencies.  In particular, the FDA, the US Department of Justice and other agencies have increased their enforcement activities with respect to the sales, marketing, research and similar activities of pharmaceutical companies in recent years, and many pharmaceutical companies have been subject to government investigations related to these practices.  A determination that we are in violation of these and/or other government regulations and legal requirements may result in civil damages and penalties, criminal fines and prosecution, administrative remedies, the recall of products, the total or partial suspension of manufacture and/or distribution, seizure of products, injunctions, whistleblower lawsuits, failure to obtain approval of pending product applications, withdrawal of existing product approvals, exclusion from participation in government healthcare programs and other sanctions.

Allergan is also currently responding to subpoenas seeking information relating to its sales and marketing activities, including payments to people who are in a position to recommend drugs and off‑label promotion and the Company is defending litigations based on similar allegations.  Refer to Legal Matters in “NOTE  24 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” for more information.  We cannot predict or determine the impact of these inquiries on our future financial condition or results of operations.  These investigations and any other threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could be used productively on other aspects of our business.

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

All pharmaceutical companies, including Allergan, are subject to extensive, complex, costly and evolving government regulation.  For the US, this is principally administered by the FDA, but is also administered by the Drug Enforcement Agency “DEA” and state government agencies, as well as by varying regulatory agencies in foreign countries where products or product candidates are being manufactured and/or marketed.  The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations, and similar foreign statutes and regulations, govern or influence the development, testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale, distribution and import/ export of our products.  Foreign regulatory authorities impose similar requirements focused on drug safety and effectiveness.  Obtaining and maintaining regulatory approval has been and will continue to be increasingly difficult, time‑consuming and costly.  In addition, changes in applicable federal, state and foreign laws and regulations or the implementation of new laws and regulations could affect our ability to obtain or maintain approval of our products and could have a material adverse effect on the Company’s business.  There is currently the potential for regulatory changes adverse to our business due to recent uncertainty related to the direction of US regulatory policy related to the pharmaceutical industry.

Once regulatory approval has been obtained, agencies continue to have substantial authority to require additional testing, perform inspections, change product labeling based on post-marketing safety information or mandate withdrawals of our products.  Failure to comply with applicable regulatory requirements may subject us to administrative or judicially‑imposed sanctions.  These sanctions may include, among others, untitled letters, warning letters, fines, civil penalties, criminal penalties, injunctions, debarment, product seizure or detention, product recalls and total or partial suspension of production, sale and promotion.  In addition, we may voluntarily elect to recall or restrict the use of a product.  Any recall or restriction could divert managerial and financial resources and might harm our reputation.

Under these statutes and regulations, we are subject to periodic inspection of our facilities, procedures and operations and/or the testing of our products by the FDA and similar ex‑US authorities, the DEA and other authorities, which conduct periodic inspections to confirm that we are in compliance with all applicable requirements.  In addition, the FDA and foreign regulatory agencies conduct pre‑approval and post‑approval reviews and plant inspections to determine whether our systems and processes are in compliance with cGMP and other regulations.  Following such inspections, the FDA or other agency may issue observations, notices, citations and/or warning letters that could cause us to modify certain activities identified during the inspection.  FDA guidelines specify that a warning letter is issued only for violations of “regulatory significance” for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action.  We are also required to report adverse events associated with our products to the FDA and other regulatory authorities.  Unexpected or serious health or safety concerns could result in product liability claims, labeling changes, recalls, market withdrawals or other regulatory actions, including withdrawal of product approvals.  Adverse events and safety concerns can arise as our product candidates are evaluated in clinical trials or as our marketed products are used in clinical practice.  We are required to communicate to regulatory agencies adverse events reported to us regarding our products.

We cannot assure that the FDA inspections at any of our manufacturing sites will not result in inspectional observations at such sites, that approval of any of the pending or subsequently submitted NDAs or supplements to such applications by Allergan plc or our subsidiaries will be granted or that the FDA will not seek to impose additional sanctions against Allergan plc or any of its subsidiaries.  The range of possible sanctions includes, among others, FDA issuance of adverse publicity, product recalls or seizures, fines, total or partial suspension of production and/or distribution, suspension of the FDA’s review of product applications, enforcement actions, injunctions, and civil or criminal prosecution.  Any such sanctions, if imposed, could have a material adverse effect on our business, operating results, financial condition and cash flows.  Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals.  Similar sanctions as detailed above may be available to the FDA under a consent decree, depending upon the actual terms of such decree.  Although we have instituted internal compliance programs, if these programs do not meet regulatory agency standards or if compliance is deemed deficient in any significant way, it could materially harm our business.  Certain of our vendors are subject to similar regulation and periodic inspections and may be operating under consent decrees.

In order to market our products in the United States and other jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements required for approval as well as maintaining registrations post-approval.  The process for obtaining governmental approval to manufacture and market pharmaceutical products is rigorous, time‑consuming, uncertain and costly, and we cannot predict the extent to which we may be affected by legislative and regulatory developments.  We are dependent on receiving FDA and other governmental or third‑party approvals prior to manufacturing, marketing and shipping our products.  There is always the chance that we will not obtain FDA or other necessary approvals, or that the rate, timing and cost of obtaining such approvals, will adversely affect our product introduction plans or results of operations.  Additionally, any regulatory approvals we receive may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval or may contain requirements for potentially costly additional clinical trials and surveillance to monitor the safety and efficacy of the product.  We may only market or promote our products for their approved indications, and our labeling, promotional activities and advertising are subject to extensive regulation and oversight.  We carry inventories of certain product(s) in anticipation of launch, and if such product(s) are not subsequently launched, we may be required to write‑off the related inventory.

Our customers are subject to various regulatory requirements, including requirements of the DEA, FDA, state boards of pharmacy and city and county health regulators, among others.  These include licensing, registration, recordkeeping, security and reporting requirements. Additionally, although physicians may prescribe FDA approved products for an “off label” indication, we are permitted to market our products only for the indications for which they have been approved.  Some of our products are prescribed off label and the FDA, the US Department of Justice, the US Attorney or other regulatory authorities could take enforcement actions if they conclude that we or our distributors have engaged in off label marketing.  In addition, historically a number of states and the federal government have enforced licensing and anti-counterfeit drug pedigree laws which require the tracking of all transactions involving prescription drugs beginning with the manufacturer, through the supply chain, and down to the pharmacy or other health care provider dispensing or administering prescription drug products.  Therefore, manufacturers and wholesale distributors have been required to maintain records documenting the chain of custody on distribution of prescription drugs.  On November 27, 2013, the federal government enacted the Drug Quality and Security Act (DQSA) amending federal requirements in regard to the licensing and tracking of prescription drugs.  Certain provisions in the new law related to licensing and track and trace specifically preempted prior state laws related to drug pedigrees that are inconsistent, more stringent, or in addition to the federal law.  Specifically, Title II of the DQSA, also known as the Drug Supply Chain Security Act (DSCSA), provides for creation of an electronic, interoperable system to identify and trace certain prescription drugs as they are distributed in the United States.   These amendments include new requirements on licensing, tracking and tracing and other operations applicable to manufacturers and wholesale distributors of prescription drug products.  The full requirements of the DSCSA will be phased in over a ten year period; however, in January 2015, specific product tracing requirements for manufacturers, wholesalers, repackagers and dispensers (e.g., pharmacies) of prescription drugs became effective.  Also, as of January 2015, the DSCSA required manufacturers and wholesale distributors to implement systems to identify potential “suspect” or “illegitimate” product, and take appropriate action.  The DSCSA also addresses product tracing using unique product identifiers on packaging, and requirements for standardized numerical identifiers which will take effect in the future.

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

As of July 2, 2013, all APIs imported into the EU must be certified as complying with the good manufacturing practice standards established by the EU, as stipulated by the International Conference for Harmonization.  These new regulations place the certification requirement on the regulatory bodies of the exporting countries.  Accordingly, the national regulatory authorities of each exporting country must:  (i) ensure that all manufacturing plants within their borders that export API into the EU comply with EU manufacturing standards and; (ii) for each API exported, present a written document confirming that the exporting plant conforms to EU manufacturing standards.  The imposition of this responsibility on the governments of the nations exporting API may cause a shortage of API necessary to manufacture our products, as certain governments may not be willing or able to comply with the regulation in a timely fashion, or at all.  A shortage in API may cause us to have to cease manufacture of certain products, or to incur costs and delays to qualify other suppliers to substitute for those API manufacturers unable to export.  This could adversely affect the Company and could have a material adverse effect on our business, results of operations, financial condition and cash flow.

Federal regulation of arrangements between manufacturers of branded and generic products could adversely affect our business.

As part of the Medicare Prescription Drug and Modernization Act of 2003, companies are required to file with the FTC and the Department of Justice certain types of agreements entered into between branded and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of branded drugs.  This requirement, as well as legislation pending in the US

Congress related to settlements between brand and generic drug manufacturers, could affect the manner in which brand drug manufacturers resolve intellectual property litigation and other disputes with generic pharmaceutical companies and could result generally in an increase or lengthening of litigation against pharmaceutical companies or additional investigations or proceedings by the FTC or other governmental authorities.  The impact of this requirement, the pending legislation and the potential private‑party lawsuits associated with arrangements between brand and generic drug manufacturers, is uncertain and could adversely affect our business.  For example, on April 5, 2013, class actions were filed against Warner Chilcott plc and certain affiliates alleging that its 2009 patent lawsuit settlements with Watson Laboratories, Inc. and Lupin Pharmaceuticals, Inc. related to Loestrin® 24 Fe (norethindrone acetate/ethinyl estradiol tablets and ferrous fumarate tablets, “Loestrin® 24”) are unlawful.  The complaints generally allege that Watson and Lupin improperly delayed launching generic versions of Loestrin® 24 in exchange for substantial payments from Warner Chilcott in violation of federal and state antitrust and consumer protection laws.  Similar lawsuits have been filed against the Company challenging the lawfulness of patent litigation settlements related to Asacol® and Namenda®.  We have also received requests for information and Statements of Objection in connection with investigations into settlements and other arrangements between competing pharmaceutical companies by the Federal Trade Commission and the European Competition Commission.  For example, in May 2014, Forest received a Civil Investigatory Demand from the FTC requesting information about Forest’s agreements with ANDA filers for Bystolic®.  Any adverse outcome of these actions or investigations, or actions or investigations related to other settlements we have entered into, could have a material adverse effect on our business, results of operations, financial condition and cash flows.  Refer to Legal Matters in “NOTE 24 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements.”

Healthcare reform and a reduction in the coverage and reimbursement levels by governmental authorities, HMOs, MCOs or other third‑party payers may adversely affect our business.

Demand for our products depends in part on the extent to which coverage and reimbursement is available from third‑party payers, such as the Medicare and Medicaid programs and private payors.  In order to commercialize our products, we have obtained from government authorities and private health insurers and other organizations, such as Health Maintenance Organizations and Managed Care Organizations, recognition for coverage and reimbursement at varying levels for the cost of certain of our products and related treatments.  Third‑party payers increasingly challenge pricing of pharmaceutical products.  Further, the trend toward managed healthcare in the US, the growth of organizations such as HMOs and MCOs and legislative proposals to reform healthcare and government insurance programs create uncertainties regarding the future levels of coverage and reimbursement for pharmaceutical products.  Such cost containment measures and healthcare reform could reduce reimbursement of our pharmaceutical products, resulting in lower prices and a reduction in the product demand.  This could affect our ability to sell our products and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

There have been changes in reimbursement for pharmaceuticals under various government programs, including Medicaid, and there is uncertainty surrounding implementation of legislation and regulatory changes relating to reimbursement for pharmaceuticals under Medicaid and other government programs such as Medicare and Tricare.   Reimbursement changes under such government programs may impact demand for our products and may negatively affect the price.   In addition, any reimbursement granted may not be maintained or limits on reimbursement available from third party payers may reduce demand for, or negatively affect the price of, those products.  Additionally, various legislative and regulatory initiatives in states, including proposed modifications to reimbursements and rebates, product pedigree and tracking, pharmaceutical waste “take back” initiatives, and therapeutic category generic substitution carve out legislation may also have a negative impact on the Company.  We maintain a full time government affairs department in Washington, D.C., which is responsible for coordinating state and federal legislative activities, and places a major emphasis in terms of management time and resources to ensure a fair and balanced legislative and regulatory arena.

Although the ACA reforms have significantly impacted our business, in the coming years, it is likely that additional changes, including the potential repeal of all or certain aspects of these reforms, will be made to governmental healthcare and insurance reimbursement programs. On January 20, 2017, President Donald Trump signed an executive order, which stated that it is the policy of his Administration to seek the prompt repeal of the ACA and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the ACA to the maximum extent permitted by law. Additionally, the House and Senate recently passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the ACA and permits such legislation to pass with a majority vote in the Senate.  The Trump Administration has also issued numerous executive orders in its early days, including a “regulatory freeze” order issued on January 20, 2017 that temporarily postpones by 60 days the effective date of regulations that have not yet taken effect (subject to certain limitations) and a “one in, two out” executive order issued on January 30, 2017 that requires two rules be “identified for elimination” for every new one proposed. There is uncertainty with respect to the timing of any potential changes, to coverage and reimbursement for healthcare items and services covered by plans that were authorized by the ACA.  We cannot predict the ultimate content, timing or effect of any such reform on our business.  Additionally, the pricing and reimbursement of pharmaceutical products have recently received the attention of US policymakers, the Trump Administration, and others. At this time, we cannot predict the impact of this increased scrutiny on the pricing or reimbursement of our products or pharmaceutical products generally.

Sales of our products may continue to be adversely affected by the continuing consolidation of our distribution network and the concentration of our customer base.

Our principal customers are wholesale drug distributors and major retail drug store chains.  These customers comprise a significant part of the distribution network for pharmaceutical products in the US  This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains.  As a result, a small number of large wholesale distributors and large chain drug stores control a significant share of the market.  We expect that consolidation of drug wholesalers and retailers will increase pricing and other competitive pressures on drug manufacturers, including the Company.

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

In addition, certain health authorities, regulators and agencies have increased their focus on safety when assessing the balance of benefits and risks of drugs.  Some health authorities appear to have become more cautious when making decisions about approvability of new products and are re‑reviewing select products that are already marketed, adding further to the uncertainties in the regulatory processes.  There is also greater regulatory scrutiny, especially in the U.S., on advertising, and promotion (in particular, direct‑to‑consumer advertising) and pricing of pharmaceutical products.  Certain regulatory changes or decisions could make it more difficult for us to sell our products and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

If we do not successfully integrate newly acquired businesses into our business operations, our business could be adversely affected.

We will need to successfully integrate the operations of recently and pending acquired businesses, including Tobira, Vitae, and ForSight, with our business operations. As a result of these and other recent and any other future or pending acquisitions, we have undergone substantial changes in a short period of time and our business has changed and broadened in size and the scope of products we offer.  Integrating the operations of multiple new businesses with that of our own is a complex, costly and time‑consuming process, which requires significant management attention and resources to integrate the business practice and operations.  The integration process may disrupt the businesses and, if implemented ineffectively, would preclude realization of the full benefits expected by us.  Our failure to meet the challenges involved in integrating the businesses in order to realize the anticipated benefits of the acquisitions could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations.  Prior to each acquisition, the acquired business operated independently, with its own business, corporate culture, locations, employees and systems.  There may be substantial difficulties, costs and delays involved in any integration of other businesses with that of our own.  These may include:

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

In addition, even if the operations of the businesses are integrated successfully, we may not realize the full benefits of the acquisitions, including the synergies, cost savings or sales or growth opportunities that we expect.  These benefits may not be achieved within the anticipated time frames, or at all.  Additional unanticipated costs may be incurred in the integration of the businesses.  All of these factors could cause a reduction to our earnings, decrease or delay the expected accretive effect of the transactions, and negatively impact the price of our ordinary shares.

The failure to integrate the business operations of the acquired businesses successfully would have a material adverse effect on our business, financial condition and results of operations.

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

We have made substantial investments in joint ventures and other collaborations, and may use these and other methods to develop or commercialize products in the future.  These arrangements typically involve other pharmaceutical companies as partners that may be competitors of ours in certain markets.  In many instances, we will not control these joint ventures or collaborations or the commercial exploitation of the licensed products, and cannot assure you that these ventures will be profitable.  Joint venture agreements may place limitations or restrictions on marketing our products.  Any such marketing restrictions could affect future revenues and have a material adverse effect on our operations.  Our results of operations may suffer if existing joint venture or collaboration partners withdraw, or if these products are not timely developed, approved or successfully commercialized and we cannot guarantee the successful outcome of such efforts, nor that they will result in any intellectual property rights or products that inure to our benefit.

We have incurred and will continue to incur significant transaction, integration and restructuring costs in connection with recent transactions, including our acquisitions of Legacy Allergan, LifeCell, and the sale of our generics business and certain other assets to Teva.

We have incurred significant transaction costs related to our acquisitions such as Legacy Allergan, LifeCell, and the sale of our generics business and certain other assets to Teva and will continue to incur significant transaction costs related to past acquisitions.  In addition, we will incur integration costs and restructuring costs as we integrate the businesses.  While Allergan has assumed that a certain level of transaction and coordination expenses will be incurred, there are a number of factors beyond Allergan’s control that could affect the total amount or the timing of these transaction and coordination expenses.  Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately.  Although we expect that the realization of benefits and efficiencies related to the integration of the businesses may offset these transaction costs, integration costs and restructuring costs over time, no assurances can be made that this net benefit will be achieved in the near term, or at all.  The failure to realize the expected benefits and efficiencies related to the integration of the businesses could adversely affect our financial condition and results of operations.

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

We could be liable for sales price adjustments relating to the Teva Transaction.

As described in “NOTE 7 – Discontinued Operations”, the purchase price payable to us by Teva in connection with our divestiture of the global generic pharmaceutical business and other assets is subject to adjustment based on working capital amounts, the amounts of which have not yet been agreed upon. Teva may make claims against us relating to the provision for adjustment of the sales prices, and the amounts relating to those claims could be substantial.

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

Our debt and other financial obligations could impair our financial condition and our ability to fulfill our debt obligations.  Any refinancing of this debt could be at significantly higher interest rates.

Our indebtedness and other financial obligations could:

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

If we are unable to meet our debt service obligations and other financial obligations such as planned dividends, we could be forced to restructure or refinance our indebtedness and other financial transactions, seek additional equity capital or sell our assets.  We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms, if at all.  Any refinancing of our indebtedness could be at significantly higher interest rates, and/or incur significant transaction fees.  Refer to “NOTE 16 — Long-Term Debt and Leases” for a detailed discussion of our outstanding indebtedness.

Significant balances of intangible assets, including product rights and goodwill acquired, are subject to impairment testing and may result in impairment charges, which will adversely affect our results of operations and financial condition.

A significant amount of our total assets is related to acquired intangibles and goodwill.  As of December 31, 2016, the carrying value of our product rights and other intangible assets was $62,618.6 million and the carrying value of our goodwill was $46,356.1 million.

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

Our other significant intangible assets include acquired core technology and customer relationships, which are intangible assets with definite lives, and our acquired IPR&D intangible products, acquired in recent business acquisitions, which are intangible assets with indefinite lives.

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

Goodwill and our IPR&D intangible assets are tested for impairment annually, or when events occur or circumstances change that could potentially reduce the fair value of the reporting unit or intangible asset.  Impairment testing compares the fair value of the reporting unit or intangible asset to its carrying amount.  A goodwill or IPR&D impairment, if any, would be recorded in operating income and could have a material adverse effect on our results of operations and financial condition.

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

The success of our present and future operations will depend, to a significant extent, upon the experience, abilities and continued services of key personnel.  For example, although we have other senior management personnel, a significant loss of the services of Brent Saunders, our Chief Executive Officer, or other senior executive officers without having or hiring a suitable successor, could cause our business to suffer.  We cannot assure you that we will be able to attract and retain key personnel.  We have entered into employment agreements with certain of our senior executive officers but such agreements do not guarantee that our senior executive officers will remain employed by us for a significant period of time, or at all.  We do not carry key‑employee life insurance on any of our officers.

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

Our global operations, particularly following our acquisitions including Legacy Allergan, expose us to risks and challenges associated with conducting business internationally.

We operate on a global basis with offices or activities in Europe, Africa, Asia, South America, Australia and North America.  We face several risks inherent in conducting business internationally, including compliance with international and US laws and regulations that apply to our international operations.  These laws and regulations include data privacy requirements; labor relations laws; tax laws; competition regulations; import and trade restrictions; economic sanctions; export requirements; US laws such as the Foreign Corrupt Practices Act; the UK Bribery Act 2010; and other local laws that prohibit corrupt payments to governmental officials or certain payments or remunerations to customers.  Given the high level of complexity of these laws there is a risk that some provisions may be breached by us, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements, or otherwise.  Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business.  Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results.  Our success depends, in part, on our ability to anticipate these risks and manage these challenges.  Further, certain of our employees, including employees located in certain jurisdictions in Canada, Europe and Asia, are represented by collective bargaining or other labor agreements or arrangements that provide bargaining or other rights to employees.  Such employment rights require us to expend greater time and expense in making changes to employees’ terms of employment or carrying out staff reductions.  In addition, any national or other labor disputes in these regions could result in a work stoppage or strike by our employees that could delay or interrupt our ability to supply products and conduct operations.  Due to the nature of these collective bargaining agreements, we will have no control over such work stoppages or strikes by such employees, and a strike may occur even if the employees do not have any grievances against us.  Any interruption in manufacturing or operations could interfere with our business and could have a material adverse effect on our revenues.

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

Our ordinary share dividend policy is subject to change and could adversely affect the price of our ordinary shares.

Our ordinary share dividend policy is based upon our Board of Directors’ current assessment of our business and the environment in which we operate.  That assessment could change based on competitive or commercial developments (which could, for example, increase our need for capital expenditures), new growth opportunities, the terms of future debt instruments, legal risks, changes in Irish corporate or tax or federal tax law and challenges to our business model. Our Board of Directors may, in its discretion, amend or repeal our dividend policy to decrease the level of dividends on our ordinary shares  or entirely discontinue the payment of dividends on our ordinary shares.  The reduction or elimination of our cash dividend could adversely affect the market price of our ordinary shares.

Our share repurchase program may not enhance shareholder value.

Repurchases of our ordinary shares under our completed share repurchase program or under our continuing accelerated share repurchase program reduce the number of outstanding shares of our ordinary shares. There can be no assurance that any share repurchases will enhance shareholder value because the market price of our ordinary shares may decline below the levels at which we repurchased ordinary shares. Although our share repurchase program is intended to enhance long-term shareholder value, short-term stock price fluctuations could reduce the program's effectiveness.

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

Changes in tax laws or tax rulings may have a significantly adverse impact on our effective tax rate.  Proposals for fundamental US international tax reform, including without limitation provisions that would limit the ability of US corporations to deduct interest, if enacted, could have a significant adverse impact on our effective tax rate.  Many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws which could impact our future tax obligations.  The Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Sharing Project, and is expected to continue to issue guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. The European Commission has conducted investigations in multiple countries focusing on whether local country tax rulings or tax legislation provides preferential tax treatment that violates European Union state aid rules.  If the Company’s effective tax rates were to increase, or if the ultimate determination of the Company’s taxes owed is for an amount in excess of amounts previously accrued, the Company’s operating results, cash flows, and financial condition could be adversely affected.

We would be adversely affected if, either based on current law or in the event of a change in law, the Internal Revenue Service did not agree that Allergan plc is a foreign corporation for US federal tax purposes.  In addition, future changes to international tax laws not specifically related to inversions could adversely affect us.

Allergan plc believes that, under current law, it is treated as a foreign corporation for US federal tax purposes, because it is an Irish incorporated entity.  However, the IRS may assert that Allergan plc should be treated as a US corporation for US federal tax purposes pursuant to Section 7874.  Under Section 7874, a corporation created or organized outside the United States (i.e., a foreign corporation) will be treated as a US corporation for US federal tax purposes when (i) the foreign corporation directly or indirectly acquires substantially all of the assets held directly or indirectly by a US corporation (including the indirect acquisition of assets of the US corporation by acquiring all the outstanding shares of the US corporation), (ii) the shareholders of the acquired US corporation hold at least 80% (by either vote or value) of the shares of the foreign acquiring corporation after the acquisition by reason of holding shares in the US acquired corporation (including the receipt of the foreign corporation’s shares in exchange for the US corporation’s shares), and (iii) the foreign corporation’s “expanded affiliated group” does not have substantial business activities in the foreign corporation’s country of organization or incorporation relative to such expanded affiliated group’s worldwide activities.  For purposes of Section 7874, multiple acquisitions of US corporations by a foreign corporation, if treated as part of a plan or series of related transactions, may be treated as a single acquisition.  If multiple acquisitions of US corporations are treated as a single acquisition, all shareholders of the acquired US corporations would be aggregated for purposes of the test set forth above concerning such shareholders holding at least 80% (by either vote or value) of the shares of the foreign acquiring corporation after the acquisitions by reason of holding shares in the acquired US corporations.

Allergan believes that the test set forth above to treat Allergan as a foreign corporation was satisfied in connection with the transactions resulting in the combination of Actavis, Inc., a Nevada corporation, and Warner Chilcott plc, a company incorporated under the laws of Ireland (the “Warner Chilcott Transactions”), the subsequent acquisition of Forest Laboratories, Inc., a company incorporated under the laws of the State of Delaware (the “Forest Acquisition”), and the acquisition of Allergan, Inc., a company incorporated under the laws of the State of Delaware (the “Allergan Acquisision”).  However, the law and Treasury regulations promulgated under Section 7874 are somewhat unclear, and thus it cannot be assured that the IRS will agree that the ownership requirements to treat Allergan as a foreign corporation were met in the Warner Chilcott Transactions, the Forest Acquisition and/or the Allergan Acquisition and  the IRS may assert that, even though the Allergan Acquisition is a separate transaction from the Warner Chilcott Transactions and the Forest Acquisition, the Allergan Transaction should be integrated with the Warner Chilcott Transactions and the Forest Acquisition as a single transaction.  In the event the IRS were to prevail with such assertion, Allergan would be treated as a U.S. corporation for U.S. federal tax purposes and significant adverse tax consequences would result for Allergan.

Even if Allergan is respected as a foreign corporation for US federal tax purposes, Allergan might be adversely impacted by recent proposals that have aimed to make other changes in the taxation of multinational corporations.  For example, the Organisation for Economic Co‑operation and Development has released proposals to create an agreed set of international rules for fighting base erosion and profit shifting.  As a result, the tax laws in the United States, Ireland, and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect Allergan and its affiliates (including Legacy Allergan and its affiliates).

Moreover, US and foreign tax authorities may carefully scrutinize companies that result from cross‑border business combinations, such as Allergan, which may lead such authorities to assert that Allergan owes additional taxes.

Foreign currency fluctuations could adversely affect our business and financial results.

We do business and generate sales in numerous countries outside the United States.  The Company has also entered and will from time to time enter into acquisition, licensing, borrowing, hedging or other financial transactions that may give rise to currency and interest rate exposure.  As such, foreign currency fluctuations may affect the costs that we incur in such international operations.  Some of our operating expenses are incurred in non‑US dollar currencies.  The appreciation of non‑US dollar currencies in those countries where we have operations against the US dollar could increase our costs and could harm our results of operations and financial condition.

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

In the year ended December 31, 2016, management concluded that there was a material weakness in internal controls over financial reporting as it did not maintain effective controls to appropriately assess the tax implications of certain transactions between our subsidiaries. This control deficiency did not result in a material misstatement of our current or prior period consolidated financial statements. However, this control deficiency could have resulted in a misstatement to the income tax accounts and disclosures, which would have resulted in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness. Management has begun to take steps to remediate the material weakness including adding resources and enhancing existing controls and income tax reporting policies and procedures to ensure the implications of certain transactions between our subsidiaries are fully analyzed. While we have made significant progress, the material weakness cannot be considered remediated until the enhanced controls have operated effectively for a sufficient period of time.

We are incorporated in Ireland, and Irish law differs from the laws in effect in the United States and may afford less protection to, or otherwise adversely affect, our shareholders.

Our shareholders may have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction of the United States.  As an Irish company, we are governed by the Irish Companies Act 2014 (the “Companies Act”).  The Companies Act and other relevant aspects of Irish law differ in some material respects from laws generally applicable to US corporations and shareholders, including the provisions relating to interested directors, mergers, amalgamations and acquisitions, takeovers, shareholder lawsuits and indemnification of directors.  For example, under Irish law, the duties of directors and officers of a company are generally owed to the company only.  As a result, shareholders of Irish companies do not have the right to bring an action against the directors or officers of a company, except in limited circumstances.  In addition, depending on the circumstances, you may be subject to different or additional tax consequences under Irish law as a result of your acquisition, ownership and/or disposition of our ordinary shares, including, but not limited to, Irish stamp duty, dividend withholding tax and capital acquisitions tax.

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

We are incorporated in Ireland and a substantial portion of our assets are located in jurisdictions outside the United States.  In addition, some of our officers and directors reside outside the United States, and some or all of their respective assets are or may be located in jurisdictions outside of the United States.  Therefore, it may be difficult for investors to effect service of process against us or such officers or directors or to enforce against us or them judgments of US courts predicated upon civil liability provisions of the US federal securities laws.

There is no treaty between Ireland and the United States providing for the reciprocal enforcement of foreign judgments.  The following requirements must be met before the foreign judgment will be deemed to be enforceable in Ireland:

•	the judgment must be for a definite sum;
•	the judgment must be final and conclusive; and
•	the judgment must be provided by a court of competent jurisdiction.

An Irish court will also exercise its right to refuse judgment if the foreign judgment was obtained by fraud, if the judgment violated Irish public policy, if the judgment is in breach of natural justice or if it is irreconcilable with an earlier judgment.  Further, an Irish court may stay proceedings if concurrent proceedings are being brought elsewhere.  Judgments of US courts of liabilities predicated upon US federal securities laws may not be enforced by Irish courts if deemed to be contrary to public policy in Ireland.

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

In certain limited circumstances, dividend withholding tax (currently at a rate of 20%) may arise in respect of any dividends paid on our ordinary shares or our preference shares.  A number of exemptions from dividend withholding tax exist such that shareholders resident in the US and shareholders resident in certain countries may be entitled to exemptions from dividend withholding tax.

Shareholders resident in the US that hold their shares through DTC will not be subject to dividend withholding tax provided the addresses of the beneficial owners of such shares in the records of the brokers holding such shares are recorded as being in the US (and such brokers have further transmitted the relevant information to a qualifying intermediary appointed by us).  US resident shareholders in Allergan plc that hold their shares outside of DTC and shareholders resident in certain other countries (irrespective of whether they hold their shares through DTC or outside DTC) will not be subject to dividend withholding tax provided the beneficial owners of such shares have furnished completed and valid dividend withholding tax forms or an IRS Form 6166, as appropriate, to our transfer agent or their brokers (and such brokers have further transmitted the relevant information to our transfer agent).  However, other shareholders may be subject to dividend withholding tax, which could adversely affect the price of your shares.

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

Irish capital acquisitions tax (“CAT”) could apply to a gift or inheritance of Company Ordinary Shares or our preference shares irrespective of the place of residence, ordinary residence or domicile of the parties.  This is because Company Ordinary Shares and preference shares are regarded as property situated in Ireland.  The person who receives the gift or inheritance has primary liability for CAT.  Gifts and inheritances passing between spouses are exempt from CAT.  Children have a tax-free threshold of €300,000 (with effect from 12 October 2016) in respect of taxable gifts or inheritances received from their parents.  Certain other tax-free thresholds may also apply.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2.	PROPERTIES

We conduct our operations using a combination of owned and leased properties.

Our owned and leased properties consist of facilities used for R&D, manufacturing, distribution (including warehousing and storage), sales and marketing and administrative functions and relate to our US Specialized Therapeutics, US General Medicine and International segments. The following table provides a summary of locations for our significant owned and leased properties as of December 31, 2016:

Location	Primary Use	Leased / Owned
Cincinnati, OH, USA	Manufacturing	Owned
Dublin, Ireland	Manufacturing, R&D, Administration	Owned
Fall River, MA, USA	Manufacturing	Owned
Guarulhos, Brazil	Manufacturing	Owned
Irvine, California, USA	R&D, Administration	Both
Jersey City, NJ, USA	Administration	Leased
Madison, NJ, USA	Administration	Leased
Marlow, UK	Administration	Leased
Parsippany, NJ, USA	Administration	Leased
Pringy, France	Manufacturing	Owned
Rockaway, NJ, USA	Administration	Leased
San Jose, CA, USA	Manufacturing	Owned
San Jose, Costa Rica	Manufacturing	Owned
Waco, Texas, USA	Manufacturing	Owned
Weiterstadt, Germany	Manufacturing	Owned
Weston, FL, USA	Administration, R&D	Leased
Westport, Ireland	Manufacturing, Administration, R&D	Owned

Our leased properties are subject to various lease terms and expirations.

We believe that we have sufficient facilities to conduct our operations during 2017. However, we continue to evaluate the purchase or lease of additional properties, or the consolidation of existing properties, as our business requires.

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

Market for Registrant’s Common Equity

Allergan plc Ordinary Shares traded on the New York Stock Exchange under the symbol “ACT” until close of business on June 15, 2015, at which time the symbol was changed to “AGN.” The following table sets forth the quarterly high and low closing share trading price information for the periods indicated:

Year ended December 31, 2016:	High	Low
First	$310.83	$261.60
Second	$277.96	$195.50
Third	$261.27	$228.68
Fourth	$244.66	$184.50

Year ended December 31, 2015:
First	$317.72	$253.00
Second	$315.00	$279.74
Third	$340.34	$245.32
Fourth	$322.68	$237.50

As of February 17, 2017, there were approximately 3,650 registered holders of Allergan plc’s Ordinary Shares.

We have not paid any cash dividends on common stock or ordinary shares since our initial public offering in February 1993. On November 2, 2016, the Company announced that its Board of Directors approved the initiation of a regular quarterly cash dividend of Allergan plc ordinary shares of $0.70 per share, with the first payment anticipated to occur on March 28, 2017 to shareholders of record at the close of business on February 28, 2017.

The Company pays a quarterly dividend on shares of its mandatory convertible preferred shares.

Warner Chilcott is a wholly-owned subsidiary of Allergan and has no publicly traded equity securities.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2016, we repurchased 33,568 of Allergan plc’s Ordinary Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and 48.8 million ordinary shares under the share repurchase programs:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Average Price Paid per Share as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 - 31, 2016	15,189	$232.84	8,221,797	$232.34	-
November 1 - 30, 2016	6,878	$211.14	40,575,702	$197.16	-
December 1 - 31, 2016	11,501	$223.77	-	$-	-
October 1 – December 31, 2016	33,568	$225.29	48,797,499	$203.09	-

On August 8, 2016, the Company’s Board of Directors approved a $5.0 billion share repurchase program which was completed in October 2016.  Additionally, on November 2, 2016, the Company announced that the Board of Directors approved a $10.0 billion accelerated share repurchase program, which was initiated in November 2016 and will be completed by the third quarter of 2017. Under the accelerated share repurchase program, the Company received $8.0 billion of repurchased shares during the year ended

December 31, 2016. During the year ended December 31, 2016, the Company repurchased an aggregate of 61.6 million ordinary shares under the share repurchase programs at an average price of $211.04 per share.

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

The following graph compares the cumulative 5-year total return of holders of Allergan plc’s Ordinary Shares (formerly Class A common shares of Actavis plc) with the cumulative total returns of the S&P 500 index and the Dow Jones US Pharmaceuticals index. The graph tracks the performance of a $100 investment in our Ordinary Shares and in each of the indexes (with reinvestment of all dividends, if any) on December 31, 2011 with relative performance tracked through December 31, 2016.

Notwithstanding anything to the contrary set forth in our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, which might incorporate future filings made by us under those statutes, the following graph will not be deemed incorporated by reference into any future filings made by us under those statutes.

	12/11	12/12	12/13	12/14	12/15	12/16
Allergan plc	100.00	142.53	278.42	426.60	517.90	348.04
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
Dow Jones US Pharmaceuticals	100.00	113.90	152.54	185.19	196.69	192.41

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data. The selected consolidated financial data as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 presented in this table have been derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report. The selected consolidated financial data as of December 31, 2014, 2013 and 2012 and for the years ended December 31, 2013 and 2012 presented in this table are derived from our audited consolidated financial statements, as revised for discontinued operations accounting, and related notes which are not included in this Annual Report.

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

ALLERGAN PLC

FINANCIAL HIGHLIGHTS

($ in millions, except per share amounts)

	Years Ended December 31,
	2016(4)(5)	2015(4)(5)(7)	2014(4)(5)(10)	2013(4)(5)(11)	2012(4)(5)
Operating Highlights:
Net revenues	$14,570.6	$12,688.1	$4,676.5	$1,025.7	$665.0
Net (loss) from continuing operations, net of tax	(935.0)	(2,941.6)	(2,484.6)	(569.1)	(269.2)
Net income/(loss) attributable to ordinary shareholders	14,695.0	3,683.2	(1,630.5)	(750.4)	97.3
Basic earnings/(loss) per share from continuing operations	$(3.17)	$(8.64)	$(11.31)	$(4.00)	$(2.14)
Diluted earnings/(loss) per share from continuing operations	$(3.17)	$(8.64)	$(11.31)	$(4.00)	$(2.14)
Basic earnings/(loss) per share	$38.18	$10.01	$(7.42)	$(5.27)	$0.77
Diluted earnings/(loss) per share	$38.18	$10.01	$(7.42)	$(5.27)	$0.76
Weighted average shares outstanding:
Basic	384.9	367.8	219.7	142.3	125.8
Diluted	384.9	367.8	219.7	142.3	128.4

	At December 31,
	2016(1)(2)(3)(4)(5)	2015(4)(5)(6)(7)	2014(4)(5)(8)(9)(10)	2013(4)(5)(11)	2012(4)(5)
Balance Sheet Highlights:
Total assets	$128,986.3	$135,583.3	$52,758.0	$22,725.9	$14,114.8
Total debt and capital leases	32,768.7	42,530.4	15,531.1	9,052.0	6,433.3
Total equity	76,200.5	76,589.3	28,335.5	9,537.1	3,856.4

(1)	On November 1, 2016, Allergan plc completed the Tobira Acquisition. The acquisition had the impact of increasing the Company’s intangible assets and lowering working capital.

(2)	On October 25, 2016, Allergan plc completed the Vitae Acquisition. The acquisition had the impact of increasing the Company’s intangible assets and lowering working capital.

(3)	During the year ended December 31, 2016, the Company repurchased equity of $15.0 billion as part of its cumulative share buyback programs.

(4)

On October 3, 2016, we completed the divestiture of the Anda Distribution business to Teva. We completed the divestiture of our Anda Distribution business, which distributes generic, brand, specialty and OTC pharmaceutical products from more than 300 manufacturers to retail independent and chain pharmacies, nursing homes, mail order pharmacies, hospitals, clinics and physician offices across the U.S.

(5)

On August 2, 2016, Teva acquired our global generics business, including the U.S. and international generic commercial units, our third-party supplier Medis, our global generic manufacturing operations, our global generic R&D unit, our international OTC commercial unit (excluding OTC eye care products) and certain established international brands to Teva.

(6)	On October 1, 2015, Allergan plc completed the Kythera Acquisition. The acquisition increased the Company’s intangible assets.

(7)

On March 17, 2015, Allergan plc completed the acquisition of Legacy Allergan. Legacy Allergan was a leading, fully integrated, specialty pharmaceutical company that specialized in ophthalmology, neurosciences and medical/aesthetics/dermatology/plastic surgery. Beginning March 17, 2015, the following items were included in our operating results:

•	total revenues and related cost of sales for Legacy Allergan products;
•	selling, general and administrative expenses and research and development expenses;
•	amortization expense for intangible assets acquired;
•	impairment losses on select assets; and
•	increased interest expense from the senior secured notes assumed and the indebtedness incurred.
(8)	On November 17, 2014, Allergan plc completed the Durata Acquisition. The acquisition had the impact of increasing the Company’s intangible assets and lowering working capital.
(9)	On July 2, 2014, the Company completed the Furiex Acquisition. The acquisition had the impact of increasing the Company’s intangible assets and lowering working capital.
(10)

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
(11)

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

The results of Warner Chilcott Limited are consolidated into the results of Allergan plc. Due to the de minimis activity between Allergan plc and Warner Chilcott Limited, references throughout this section relate to both Allergan and Warner Chilcott Limited.

EXECUTIVE SUMMARY

Overview

Allergan plc is a global specialty pharmaceutical company engaged in the development, manufacturing, marketing, and distribution of brand name pharmaceutical products, medical aesthetics, biosimilar and OTC pharmaceutical products. The Company has operations in more than 100 countries. Warner Chilcott Limited is an indirect wholly-owned subsidiary of Allergan plc and has the same principal business activities. As a result of the Allergan Acquisition which closed on March 17, 2015, the Company expanded its franchises to include ophthalmology, neurosciences and medical aesthetics/dermatology/plastic surgery, which complemented the Company’s existing central nervous system, gastroenterology, women’s health and urology franchises. The combined company benefits significantly from Legacy Allergan’s global brand equity and consumer awareness of key products, including Botox® and Restasis®. The Allergan Acquisition expanded our presence and market and product reach across many international markets, with strengthened commercial positions across Canada, Europe, Southeast Asia and other high-value growth markets, including China, India, the Middle East and Latin America.

On July 26, 2015 we entered into the Teva Agreement.  Upon the closing of the Teva Transaction on August 2, 2016, we received $33.3 billion in cash, net of cash acquired by Teva, which included estimated working capital and other contractual adjustments, and 100.3 million unregistered Teva ordinary shares (or American Depository Shares with respect thereto), which approximated $5.0 billion in value using the closing date Teva opening stock price discounted at a rate of 5.9 percent due to the lack of marketability.

As part of the Teva Agreement, Teva acquired our global generics business, including the U.S. and international generic commercial units, our third-party supplier Medis, our global generic manufacturing operations, our global generic R&D unit, our international OTC commercial unit (excluding OTC eye care products) and certain established international brands.

On October 3, 2016, the Company completed the divestiture of the Anda Distribution business to Teva for $500.0 million. Teva acquired our Anda Distribution business, which distributes generic, brand, specialty and OTC pharmaceutical products from more than 300 manufacturers to retail independent and chain pharmacies, nursing homes, mail order pharmacies, hospitals, clinics and physician offices across the U.S.

The Company recognized a combined gain on the sale of the Anda Distribution business and the sale of our global generics business of $15,932.2 million as well as deferred liabilities relating to other elements of our arrangements with Teva of $299.2 million.

As a result of the Teva Transaction and the divestiture of the Company’s Anda Distribution business, and in accordance with FASB ASU number 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, the Company is accounting for the assets and liabilities divested as held for sale.  Further, the financial results of the businesses held for sale have been reclassified to discontinued operations for all periods presented in our consolidated financial statements. The results of our discontinued operations include the results of our generic product development, manufacturing and distribution of off-patent pharmaceutical products, certain established international brands marketed similarly to generic products and out-licensed generic pharmaceutical products primarily in Europe through our Medis third-party business through August 2, 2016, as well as our Anda Distribution business through October 3, 2016.

2016 Significant Business Developments

The following are the material transactions that were completed in the year ended December 31, 2016.

Acquisitions

Tobira Therapeutics, Inc.

On November 1, 2016, the Company completed the Tobira Acquisition. The Company included the results of Tobira in its Consolidated Statement of Operations beginning November 1, 2016, including $27.0 million in stock compensation expense in the year ended December 31, 2016. Additionally, the Company recorded contingent consideration adjustments of $33.2 million during the year ended December 31, 2016.

Vitae Pharmaceuticals, Inc.

On October 25, 2016, the Company completed the Vitae Acquisition. During the year ended December 31, 2016, subsequent to the acquisition of Vitae, the Company impaired its acquired intangible asset relating to Atopic Dermatitis by $46.0 million as the Company anticipates a delay in potential launch timing, if any, resulting from revised clinical data.

ForSight VISION5, Inc.

On September 23, 2016, the Company completed the ForSight Acquisition. During the year ended December 31, 2016, subsequent to the acquisition of ForSight, the Company impaired its acquired intangible asset by $33.0 million as the Company anticipates a delay in potential launch timing.  Offsetting this impairment was a corresponding reduction of acquired contingent consideration of $15.0 million, which reduced overall R&D expenses.

Licenses and Asset Acquisitions

The following table presents R&D milestone expenses incurred for License and Asset Acquisitions for the year ended December 31, 2016 ($ in millions):

Acquisition Date	License / Asset Acquisition	Amount
December 15, 2016	Motus Therapeutics, Inc.	$199.5
November 22, 2016	Chase Pharmaceuticals Corporation	122.9
October 2, 2016	AstraZeneca License	250.0
September 6, 2016	RetroSense Therapeutics LLC	59.7
August 26, 2016	Akarna Therapeutics, Ltd	48.2
April 21, 2016	Topokine Therapeutics, Inc.	85.8
April 6, 2016	Heptares Therapeutics Ltd	125.0
January 6, 2016	Anterios, Inc.	89.2

2015 Significant Business Developments

The following are the material transactions that were completed in the year ended December 31, 2015.

Acquisitions

AqueSys, Inc.

On October 16, 2015, the Company completed the AqueSys Acquisition.  Under the terms of the agreement, the Company acquired XEN45, a soft shunt that is implanted in the sub conjunctival space in the eye through a minimally invasive procedure with a single use, pre-loaded proprietary injector. On November 16, 2016, the Company received approval from the FDA for XEN45, which triggered a CVR payment of $100.0 million in the year ended December 31, 2016.  The Company incurred fair value adjustments to contingent consideration, including accretion, relating to the AqueSys Acquisition of $10.4 million in the year ended December 31, 2016.

Kythera Biopharmaceuticals, Inc.

On October 1, 2015, the Company completed the Kythera Acquisition. The Company included the results of Kythera in its Consolidated Statement of Operations beginning October 1, 2015, including $9.0 million and $77.2 million in stock compensation expense in the years ended December 31, 2016 and 2015, respectively.

Oculeve, Inc.

On August 10, 2015, the Company completed the Oculeve Acquisition. The Company acquired Oculeve and its lead product candidate OD-01, an intranasal neurostimulation device, as well as other dry eye products in development.  The Oculeve Acquisition had deminimis impact on the results of operations for the year ended December 31, 2015.

Auden Mckenzie Holdings Limited

On May 29, 2015 the Company acquired Auden Mckenzie Holdings Limited (“Auden”), a company specializing in the development, licensing and marketing of niche generic medicines and proprietary brands in the United Kingdom (“UK”) and across Europe for approximately 323.7 million British Pounds, or $495.9 million (the “Auden Acquisition”).  The assets and liabilities acquired, as well as the results of operations for the acquired Auden business are part of the assets divested in the Teva Transaction and are included as a component of income from discontinued operations.  In addition the acquired financial position was included in assets and liabilities held for sale.

Allergan, Inc.

On March 17, 2015, the Company completed the Allergan Acquisition. The contribution from the acquisition of Legacy Allergan for the years ended December 31, 2016 and 2015 is as follows ($ in millions):

	Years Ended December 31,
	2016	2015

Net revenues	$8,436.8	$6,164.6

Operating expenses:
Cost of sales(1)	813.5	1,471.7
Selling and marketing	1,850.2	1,450.2
General and administrative	555.6	909.6
Contribution	$5,217.5	$2,333.1

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

As a result of the acquisition, the Company incurred the following transaction and integration costs in the years ended December 31, 2016 and 2015 ($ in millions):

	Years Ended December 31,
	2016	2015
Cost of sales
Stock-based compensation acquired for Legacy Allergan employees	$9.6	$22.5
Acquisition, integration and restructuring related charges	18.1	14.9
Research and development
Stock-based compensation acquired for Legacy Allergan employees	43.0	124.8
Acquisition, integration and restructuring related charges	11.8	83.5
Selling and marketing
Stock-based compensation acquired for Legacy Allergan employees	65.3	110.0
Acquisition, integration and restructuring related charges	24.7	75.7
General and administrative
Stock-based compensation acquired for Legacy Allergan employees	33.6	258.9
Acquisition-related expenditures	-	65.5
Acquisition, integration and restructuring related charges	197.4	298.6
Other (expense) income
Bridge loan facilities expense	-	(264.9)
Interest rate lock	-	30.9
Total transaction and integration costs	$403.5	$1,288.4

Licenses and Asset Acquisitions

Mimetogen Pharmaceuticals, Inc.

On November 4, 2015, as a result of the Mimetogen Transaction, the Company incurred R&D milestone expenses of $50.0 million.

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

Naurex, Inc.

On August 28, 2015, the Company incurred $571.7 million of R&D milestone expenses associated with the Naurex Transaction.

Migraine License

On August 6, 2015, the Company incurred $250.0 million of R&D milestone expenses associated with the Merck Transaction. In the year ended December 31, 2016, the Company incurred $100.0 million of milestones under the agreement, which were included as a component of R&D expense.

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

Pharmatech

During the year ended December 31, 2014, the Company recognized an impairment on assets held for sale of $189.9 million relating to the Pharmatech Transaction which included a portion of goodwill allocated to this business unit. In the second quarter of 2015, the Company completed the divestiture of the Pharmatech business with an immaterial impact on our earnings.

2014 Significant Business Developments

The following are the material transactions that were completed in the year ended December 31, 2014.

Acquisitions

Durata Therapeutics, Inc.

On November 17, 2014, the Company completed the Durata Acquisition. Durata is an innovative pharmaceutical company focused on the development and commercialization of novel therapeutics for patients with infectious diseases and acute illnesses.

Contingent Consideration

At the time of the Durata Acquisition, additional consideration in the form of three potential CVR payments was conditionally due to the seller in the event of the approval of dalbavancin in Europe, the approval of a single dose indication and the product reaching certain sales milestones. The Company estimated the acquisition accounting fair value of the contingent consideration to be $49.0 million using a probability weighted approach that considered the possible outcomes based on assumptions related to the timing and probability of the product launch date, discount rates matched to the timing of the payment, and probability of success rates and discount adjustments on the related cash flows. On March 2, 2015, the Company announced that the European Commission had granted Allergan’s subsidiary Durata Therapeutics International B.V., marketing authorization for Xydalba™ (dalbavancin) for the treatment of acute bacterial skin and skin structure infections (ABSSSI) in adults. The authorization triggered the first CVR payment of $30.9 million in the quarter ended March 31, 2015. In January 2016, the Company received approval from the FDA for an expanded label that includes a single dose of Dalvance®, which triggered a second CVR payment of $30.9 million in the quarter ended March 31, 2016.  The difference between the probability weighted fair value and the final payments are recorded as a component of cost of sales.

Furiex Pharmaceuticals, Inc.

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

Forest Laboratories, Inc.

On July 1, 2014, the Company completed the Forest Acquisition. The contribution from the acquisition of Forest for the years ended December 31, 2015 and 2014 is as follows ($ in millions):

	Year Ended December 31,
	2015	2014
Net revenues	$4,259.3	$2,304.9

Operating expenses:
Cost of sales(1)	1,048.1	1,284.9
Selling and marketing	1,064.5	709.5
General and administrative	197.8	455.8
Contribution	$1,948.9	$(145.3)

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

As a result of the Forest Acquisition, the Company incurred the following transaction and integration costs in the years ended December 31, 2016, 2015 and 2014 ($ in millions):

	Years Ended December 31,
	2016	2015	2014
Cost of sales
Stock-based compensation acquired for Forest employees	$1.7	$4.7	$9.5
Severance-related charges	-	1.1	11.3
Research and development
Stock-based compensation acquired for Forest employees	12.7	36.3	66.7
Severance-related charges	0.5	9.2	24.5
Selling and marketing
Stock-based compensation acquired for Forest employees	25.0	47.9	58.7
Severance-related charges	-	17.4	45.3
Other integration costs		-	3.8
General and administrative
Stock-based compensation acquired for Forest employees	31.4	53.9	152.6
Severance-related charges	-	17.1	71.5
Other integration costs	1.7	58.4	92.9
Financing related charges	-	-	9.3
Other income (expense)
Bridge loan facilities	-	-	(25.8)
Total transaction and integration costs	$73.0	$246.0	$571.9

Silom Medical Company

On April 1, 2014, the Company acquired Silom Medical Company (“Silom”), a privately held generic pharmaceutical company focused on developing and marketing therapies in Thailand, for consideration of approximately $103.0 million in cash (the “Silom Acquisition”). The Silom Acquisition expanded the Company’s position in the Thai generic pharmaceutical market, with leading positions in the ophthalmic and respiratory therapeutic categories and a strong cardiovascular franchise. We accounted for the acquisition as a business combination requiring that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.  The assets and liabilities acquired, as well as the results of operations for the acquired Silom business are part of the assets divested in the Teva Transaction and are included as a component of income from discontinued operations.  In addition the acquired financial position was included in assets and liabilities held for sale.

Divestitures

Corona Facility

During the year ended December 31, 2014, we held for sale certain assets in our Corona, California manufacturing facility. As a result, the Company recognized an impairment charge as a component of discontinued operations of $20.0 million in the year ended December 31, 2014, including a write-off of property, plant and equipment, net, due to the integration of Warner Chilcott of $5.8 million.  The Company completed the sale of these assets during the year ended December 31, 2015 with no material impact to the Company’s results of operations.

Segments

During 2016, Allergan announced a realignment of its businesses to streamline operations. Prior to the realignment, the Company operated and managed its business as four distinct operating segments: US Brands, US Medical Aesthetics, International and Anda Distribution. Under the new organizational structure being reported, and as a result of our decision to sell our Anda Distribution business, the Company organized its businesses into the following segments: US Specialized Therapeutics, US General Medicine and International. In addition, certain revenues and shared costs, and the results of corporate initiatives, are managed outside of the three segments.  Prior period results have been recast to align to the current segment presentation.

The operating segments are organized as follows:

•

The US Specialized Therapeutics segment includes sales and expenses relating to certain branded products within the US, including Medical Aesthetics, Medical Dermatology, Eye Care, Neurosciences and Urology therapeutic products.

•

The US General Medicine segment includes sales and expenses relating to branded products within the US that do not fall into the US Specialized Therapeutics business units, including Central Nervous System, Gastrointestinal, Women’s Health, Anti-Infectives and Diversified Brands.

•	The International segment includes sales and expenses relating to products sold outside the US.

The Company evaluates segment performance based on segment contribution. Segment contribution for our segments represents net revenues less cost of sales (defined below), selling and marketing expenses, and select general and administrative expenses. Included in segment revenues are product sales that were sold through the Anda Distribution business once the Anda Distribution business had sold the product to a third party customer. These sales are included in segment results and are reclassified into revenues from discontinued operations through a reduction of Corporate revenues which eliminates the sales made by the Anda Distribution business from results of continuing operations prior to October 3, 2016.  Cost of sales for these products in discontinued operations is equal to our average third party cost of sales for third party branded products distributed by Anda Distribution. The Company does not evaluate the following items at the segment level:

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

YEAR ENDED DECEMBER 31, 2016 COMPARED TO 2015

Results of operations, including segment net revenues, segment operating expenses and segment contribution consisted of the following ($ in millions):

	Year Ended December 31, 2016
	US Specialized	US General
	Therapeutics	Medicine	International	Total

Net revenues	$5,811.7	$5,923.9	$2,881.3	$14,616.9

Operating expenses:
Cost of sales(1)	290.9	879.8	418.2	1,588.9
Selling and marketing	1,137.0	1,185.7	788.2	3,110.9
General and administrative	174.2	174.9	117.2	466.3
Segment Contribution	$4,209.6	$3,683.5	$1,557.7	$9,450.8
Contribution margin	72.4%	62.2%	54.1%	64.7%
Corporate				1,481.3
Research and development				2,575.7
Amortization				6,470.4
In-process research and development impairments				743.9
Asset sales and impairments, net				5.0
Operating (loss)				$(1,825.5)
Operating margin				(12.5)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

	Year Ended December 31, 2015
	US Specialized	US General
	Therapeutics	Medicine	International	Total

Net revenues	$4,309.8	$6,338.4	$2,187.3	$12,835.5

Operating expenses:
Cost of sales(1)	235.8	909.5	350.9	1,496.2
Selling and marketing	772.8	1,194.7	569.2	2,536.7
General and administrative	68.3	105.3	107.6	281.2
Segment Contribution	$3,232.9	$4,128.9	$1,159.6	$8,521.4
Contribution margin	75.0%	65.1%	53.0%	66.4%
Corporate				3,066.6
Research and development				2,358.5
Amortization				5,443.7
In-process research and development impairments				511.6
Asset sales and impairments, net				272.0
Operating (loss)				$(3,131.0)
Operating margin				(24.4)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

The following is a reconciliation of net revenues for the operating segments to the Company’s net revenues for the years ended December 31, 2016 and 2015 ($ in millions):

	Years Ended December 31,		Change
	2016	2015	Dollars	%
Segment net revenues	$14,616.9	$12,835.5	$1,781.4	13.9%
Corporate revenues	(46.3)	(147.4)	101.1	(68.6)%
Net revenues	$14,570.6	$12,688.1	$1,882.5	14.8%

No country represents ten percent or more of net revenues outside of the United States. The US Specialized Therapeutics and US General Medicine segments are comprised solely of sales within the United States.

The following table presents global net revenues for the top products of the Company for the years ended December 31, 2016 and 2015 ($ in millions):

	Year Ended December 31, 2016					Year Ended December 31, 2015					Change
	US Specialized Therapeutics	US General Medicine	International	Corporate	Total	US Specialized Therapeutics	US General Medicine	International	Corporate	Total	Dollars	Percentage
Botox®	$1,983.2	$-	$803.0	$-	$2,786.2	$1,386.4	$-	$584.4	$-	$1,970.8	$815.4	41.4%
Restasis®	1,419.5	-	68.0	-	1,487.5	999.6	-	48.2	-	1,047.8	439.7	42.0%
Fillers	446.9	-	420.4	-	867.3	304.4	-	269.5	-	573.9	293.4	51.1%
Lumigan®/Ganfort®	326.4	-	361.7	-	688.1	260.7	-	283.4	-	544.1	144.0	26.5%
Linzess®/Constella®	-	625.6	17.3	-	642.9	-	454.8	4.5	-	459.3	183.6	40.0%
Bystolic® / Byvalson®	-	638.8	1.7	-	640.5	-	644.8	1.3	-	646.1	(5.6)	(0.9)%
Namenda XR®	-	627.6	-	-	627.6	-	759.3	-	-	759.3	(131.7)	(17.3)%
Alphagan®/Combigan®	376.6	-	169.3	-	545.9	285.0	-	126.1	-	411.1	134.8	32.8%
Asacol®/Delzicol®	-	360.8	53.7	-	414.5	-	552.9	65.5	-	618.4	(203.9)	(33.0)%
Lo Loestrin®	-	403.5	-	-	403.5	-	346.5	3.1	-	349.6	53.9	15.4%
Estrace® Cream	-	379.4	-	-	379.4	-	326.2	-	-	326.2	53.2	16.3%
Eye Drops	186.5	-	276.2	-	462.7	177.0	-	220.6	-	397.6	65.1	16.4%
Breast Implants	206.0	-	149.9	-	355.9	175.0	-	125.5	-	300.5	55.4	18.4%
Viibryd®/Fetzima®	-	342.3	-	-	342.3	-	327.6	-	-	327.6	14.7	4.5%
Minastrin® 24	-	325.9	1.4	-	327.3	-	272.4	0.6	-	273.0	54.3	19.9%
Ozurdex ®	84.4	-	179.0	-	263.4	56.1	-	112.3	-	168.4	95.0	56.4%
Carafate ® / Sulcrate ®	-	229.0	2.4	-	231.4	-	213.1	-	-	213.1	18.3	8.6%
Aczone®	217.3	-	-	-	217.3	170.8	-	-	-	170.8	46.5	27.2%
Zenpep®	-	200.7	-	-	200.7	-	167.4	-	-	167.4	33.3	19.9%
Canasa®/Salofalk®	-	178.7	17.7	-	196.4	-	137.1	18.5	-	155.6	40.8	26.2%
Saphris®	-	166.8	-	-	166.8	-	186.7	-	-	186.7	(19.9)	(10.7)%
Armour Thyroid	-	166.5	-	-	166.5	-	130.8	-	-	130.8	35.7	27.3%
Teflaro®	-	133.6	-	-	133.6	-	137.6	-	-	137.6	(4.0)	(2.9)%
Rapaflo®	116.6	-	5.8	-	122.4	115.2	-	10.9	-	126.1	(3.7)	(2.9)%
SkinMedica®	108.3	-	-	-	108.3	76.6	-	-	-	76.6	31.7	41.4%
Savella®	-	103.2	-	-	103.2	-	106.4	-	-	106.4	(3.2)	(3.0)%
Tazorac®	95.5	-	0.8	-	96.3	92.3	-	1.4	-	93.7	2.6	2.8%
Vraylar™	-	94.3	-	-	94.3	-	-	-	-	-	94.3	n.a.
Viberzi®	-	93.3	-	-	93.3	-	12.3	-	-	12.3	81.0	n.m.
Latisse®	77.9	-	8.5	-	86.4	63.2	-	10.0	-	73.2	13.2	18.0%
Lexapro®	-	66.6	-	-	66.6	-	71.6	-	-	71.6	(5.0)	(7.0)%
Namzaric®	-	57.5	-	-	57.5	-	11.2	-	-	11.2	46.3	n.m.
Kybella® / Belkyra®	50.2	-	2.3	-	52.5	3.2	-	-	-	3.2	49.3	n.m.
Dalvance®	-	39.3	-	-	39.3	-	16.8	-	-	16.8	22.5	133.9%
Avycaz®	-	36.1	-	-	36.1	-	22.6	-	-	22.6	13.5	59.7%
Liletta®	-	23.3	-	-	23.3	-	14.8	-	-	14.8	8.5	57.4%
Enablex®	-	17.1	-	-	17.1	-	69.2	-	-	69.2	(52.1)	(75.3)%
Namenda® IR	-	15.1	-	-	15.1	-	556.3	-	-	556.3	(541.2)	(97.3)%
Other Products Revenues	116.4	598.9	342.2	33.7	1,091.2	144.3	800.0	301.5	10.0	1,255.8	(164.6)	(13.1)%
Less product sold through our Anda Distribution business	n.a.	n.a.	n.a.	(80.0)	(80.0)	n.a.	n.a.	n.a.	(157.4)	(157.4)	77.4	(49.2)%
Total Net Revenues	$5,811.7	$5,923.9	$2,881.3	$(46.3)	$14,570.6	$4,309.8	$6,338.4	$2,187.3	$(147.4)	$12,688.1	$1,882.5	14.8%

US Specialized Therapeutics Segment

The following table presents net contribution for the US Specialized Therapeutics segment for the years ended December 31, 2016 and 2015 ($ in millions):

	Years Ended December 31,		Change
	2016 (1)	2015 (1)	Dollars	%
Total Eye Care	$2,437.7	$1,831.3	$606.4	33.1%
Restasis®	1,419.5	999.6	419.9	42.0%
Alphagan®/Combigan®	376.6	285.0	91.6	32.1%
Lumigan®/Ganfort®	326.4	260.7	65.7	25.2%
Ozurdex®	84.4	56.1	28.3	50.4%
Eye Drops	186.5	177.0	9.5	5.4%
Other Eye Care	44.3	52.9	(8.6)	(16.3)%
Total Medical Aesthetics	1,622.9	1,145.0	477.9	41.7%
Facial Aesthetics	1,226.3	817.8	408.5	50.0%
Botox® Cosmetics	729.2	510.2	219.0	42.9%
Fillers	446.9	304.4	142.5	46.8%
Kybella®	50.2	3.2	47.0	n.m.
Plastic Surgery	210.4	187.4	23.0	12.3%
Breast Implants	206.0	175.0	31.0	17.7%
Other Plastic Surgery	4.4	12.4	(8.0)	(64.5)%
Skin Care	186.2	139.8	46.4	33.2%
SkinMedica®	108.3	76.6	31.7	41.4%
Latisse®	77.9	63.2	14.7	23.3%
Total Medical Dermatology	396.5	355.9	40.6	11.4%
Aczone®	217.3	170.8	46.5	27.2%
Tazorac®	95.5	92.3	3.2	3.5%
Botox® Hyperhidrosis	65.2	52.5	12.7	24.2%
Other Medical Dermatology	18.5	40.3	(21.8)	(54.1)%
Total Neuroscience & Urology	1,306.3	938.9	367.4	39.1%
Botox® Therapeutics	1,188.8	823.7	365.1	44.3%
Rapaflo®	116.6	115.2	1.4	1.2%
Other Neuroscience & Urology	0.9	-	0.9	n.a.
Other Revenues	48.3	38.7	9.6	24.8%
Net revenues	$5,811.7	$4,309.8	$1,501.9	34.8%
Operating expenses:
Cost of sales(2)	290.9	235.8	55.1	23.4%
Selling and marketing	1,137.0	772.8	364.2	47.1%
General and administrative	174.2	68.3	105.9	155.1%
Segment contribution	$4,209.6	$3,232.9	$976.7	30.2%
Segment margin	72.4%	75.0%		(2.6)%
Segment gross margin(3)	95.0%	94.5%		0.5%

(1)	Includes revenues earned that were distributed through the Anda Distribution business prior to October 3, 2016 to third party customers.
(2)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(3)	Defined as net revenues less segment related cost of sales as a percentage of net revenues.

Net Revenues

The increase in segment revenues is primarily due to a full year contribution from the Allergan Acquisition versus nine and a half months in the prior year. In addition, the Company acquired the rights to Kybella®, a facial aesthetic product indicated for submental fullness, in 2015, and launched the product in the fourth quarter of that year. The Company has continued to realize strong organic growth from these products acquired from Allergan, including Restasis®, Ozurdex®, Botox®, Fillers and the SkinMedica® line.

Cost of Sales

The increase in cost of sales is due to a full year contribution from the Allergan Acquisition versus nine and a half months in the prior year.

Selling and Marketing Expenses

The increase in selling and marketing expenses was primarily due to a full year contribution from the Allergan Acquisition versus nine and a half months in the prior year, as well as increases in selling and marketing efforts for Kybella®, Restasis®, Botox® Cosmetics, Fillers, and Botox® Therapeutics.

General and Administrative Expenses

The increase in general and administrative expenses was primarily due to a full year contribution from the Allergan Acquisition versus nine and a half months in the prior year and an increase due to the Company’s new operating management structure wherein more costs are directly supporting the operating segments versus corporate functions. Consequently, general and administrative expenses increased as a result of this change.  In addition, there was also a period over period increase in compensation costs.

US General Medicine Segment

The following table presents net contribution for the US General Medicine segment for the years ended December 31, 2016 and 2015 ($ in millions):

	Years Ended December 31,		Change
	2016 (1)	2015 (1)	Dollars	%
Total Central Nervous System (CNS)	$1,303.6	$1,841.1	$(537.5)	(29.2)%
Namenda XR®	627.6	759.3	(131.7)	(17.3)%
Namzaric®	57.5	11.2	46.3	n.m.
Viibryd®/Fetzima®	342.3	327.6	14.7	4.5%
Saphris®	166.8	186.7	(19.9)	(10.7)%
Vraylar™	94.3	-	94.3	n.a.
Namenda® IR	15.1	556.3	(541.2)	(97.3)%
Total Gastrointestinal (GI)	1,721.0	1,575.3	145.7	9.2%
Linzess®	625.6	454.8	170.8	37.6%
Asacol®/Delzicol®	360.8	552.9	(192.1)	(34.7)%
Carafate®/Sulcrate®	229.0	213.1	15.9	7.5%
Zenpep®	200.7	167.4	33.3	19.9%
Canasa®/Salofalk®	178.7	137.1	41.6	30.3%
Viberzi®	93.3	12.3	81.0	n.m.
Other GI	32.9	37.7	(4.8)	(12.7)%
Total Women's Health	1,179.6	998.0	181.6	18.2%
Lo Loestrin®	403.5	346.5	57.0	16.5%
Estrace® Cream	379.4	326.2	53.2	16.3%
Minastrin® 24	325.9	272.4	53.5	19.6%
Liletta®	23.3	14.8	8.5	57.4%
Other Women's Health	47.5	38.1	9.4	24.7%
Total Anti-Infectives	225.1	188.8	36.3	19.2%
Teflaro®	133.6	137.6	(4.0)	(2.9)%
Dalvance®	39.3	16.8	22.5	133.9%
Avycaz®	36.1	22.6	13.5	59.7%
Other Anti-Infectives	16.1	11.8	4.3	36.4%
Diversified Brands	1,366.6	1,649.2	(282.6)	(17.1)%
Bystolic® / Byvalson®	638.8	644.8	(6.0)	(0.9)%
Armour Thyroid	166.5	130.8	35.7	27.3%
Savella®	103.2	106.4	(3.2)	(3.0)%
Lexapro®	66.6	71.6	(5.0)	(7.0)%
Enablex®	17.1	69.2	(52.1)	(75.3)%
PacPharma	52.0	82.1	(30.1)	(36.7)%
Other Diversified Brands	322.4	544.3	(221.9)	(40.8)%
Other Revenues	128.0	86.0	42.0	48.8%
Net revenues	$5,923.9	$6,338.4	$(414.5)	(6.5)%
Operating expenses:
Cost of sales(2)	879.8	909.5	(29.7)	(3.3)%
Selling and marketing	1,185.7	1,194.7	(9.0)	(0.8)%
General and administrative	174.9	105.3	69.6	66.1%
Segment contribution	$3,683.5	$4,128.9	$(445.4)	(10.8)%
Segment margin	62.2%	65.1%		(2.9)%
Segment gross margin(3)	85.1%	85.7%		(0.6)%

(1)	Includes revenues earned that were distributed through the Anda Distribution business prior to October 3, 2016 to third party customers.

(2)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(3)	Defined as net revenues less segment related cost of sales as a percentage of net revenues.

Net Revenues

The decrease in the US General Medicine segment revenues is primarily driven by the loss of exclusivity on Namenda® IR, which declined $541.2 million, or 97.3%, versus the prior year period. Namenda XR® contributed revenues of $627.6 million in the year ended December 31, 2016, a decline of $131.7 million, or 17.3%, versus the prior year period due to a decline in average net selling price to maintain strong formulary coverage, coupled with a decline in demand. The launches of Namzaric® and Vraylar™ have partially offset the impact of the decline of Namenda® IR and Namenda XR®.

Growth within our Gastrointestinal franchise was primarily driven by Linzess® and newly launched Viberzi®.  Linzess® revenues increased $170.8 million, or 37.6%, versus the prior year period primarily due to strong demand growth and price appreciation.  The Asacol® / Delzicol® franchise revenues decreased $192.1 million, or 34.7%, due in part to a reduction in demand as a result of lower promotion and some loss in formulary coverage.  In addition, an authorized generic of Asacol® HD was launched in August. Offsetting this decline, in part, is royalty revenue of $45.5 million relating to our authorized generic version of Asacol® HD, which is included within “Other Revenues”.

Our Women’s Healthcare franchise increased $181.6 million, or 18.2%, versus the prior year period.  Lo Loestrin® increased 16.5% due to strong demand growth and modest net price appreciation. Estrace® Cream increased 16.3% as a result of net price appreciation and demand growth. Minastrin® 24 increased 19.6% primarily as a result of net price appreciation.  Patents covering generic versions of our Minastrin® product will enter the market as early as March 2017 pursuant to settlement agreements previously entered into.

The decline in Diversified Brands revenues is primarily due to loss of exclusivity on certain products and to product divestitures.

Cost of Sales

The decrease in cost of sales was primarily due to a decline in product revenues as well as an unfavorable product mix, including increased sales of products that are royalty bearing.  Segment gross margins declined to 85.1% for the year ended December 31, 2016 compared to 85.7% for the year ended December 31, 2015.

Selling and Marketing Expenses

A modest decrease in selling and marketing expenses is attributable to the overall decline in revenues offset, in part, by redeployment of promotional efforts to key growth brands, including newly launched products Viberzi® and Vraylar™.

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

International Segment

The following table presents net contribution for the International segment for the years ended December 31, 2016 and 2015 ($ in millions):

	Years Ended December 31,		Change
	2016	2015	$ Overall Change	$ Currency Change	$ Operational Change	% Overall Change	% Currency Change	% Operational Change
Total Eye Care	$1,219.4	$918.7	$300.7	$(28.6)	$329.3	32.7%	(3.1)%	35.8%
Lumigan®/Ganfort®	361.7	283.4	78.3	(7.7)	86.0	27.6%	(2.7)%	30.3%
Alphagan®/Combigan®	169.3	126.1	43.2	(3.6)	46.8	34.3%	(2.9)%	37.1%
Ozurdex®	179.0	112.3	66.7	(2.4)	69.1	59.4%	(2.1)%	61.5%
Optive®	101.9	76.9	25.0	(1.9)	26.9	32.5%	(2.5)%	35.0%
Other Eye Drops	174.3	143.7	30.6	(5.2)	35.8	21.3%	(3.6)%	24.9%
Restasis®	68.0	48.2	19.8	(2.1)	21.9	41.1%	(4.4)%	45.4%
Other Eye Care	165.2	128.1	37.1	(5.7)	42.8	29.0%	(4.4)%	33.4%
Total Medical Aesthetics	1,064.6	756.3	308.3	(23.0)	331.3	40.8%	(3.0)%	43.8%
Facial Aesthetics	902.7	619.8	282.9	(20.8)	303.7	45.6%	(3.4)%	49.0%
Botox® Cosmetics	480.0	350.3	129.7	(11.5)	141.2	37.0%	(3.3)%	40.3%
Fillers	420.4	269.5	150.9	(9.3)	160.2	56.0%	(3.5)%	59.4%
Belkyra® (Kybella®)	2.3	-	2.3	-	2.3	n.a.	n.a.	n.a.
Plastic Surgery	150.7	125.6	25.1	(2.1)	27.2	20.0%	(1.7)%	21.7%
Breast Implants	149.9	125.5	24.4	(2.1)	26.5	19.4%	(1.7)%	21.1%
Earfold™	0.8	0.1	0.7	-	0.7	n.m.	n.a.	n.a.
Skin Care	11.2	10.9	0.3	(0.1)	0.4	2.8%	(0.9)%	3.7%
Botox® Therapeutics and Other	537.3	453.7	83.6	(16.4)	100.0	18.4%	(3.6)%	22.0%
Botox® Therapeutics	323.0	234.1	88.9	(7.7)	96.6	38.0%	(3.3)%	41.3%
Asacol®/Delzicol®	53.7	65.5	(11.8)	(4.3)	(7.5)	(18.0)%	(6.6)%	(11.5)%
Constella®	17.3	4.5	12.8	(0.6)	13.4	284.4%	(13.3)%	297.8%
Other Products	143.3	149.6	(6.3)	(3.8)	(2.5)	(4.2)%	(2.5)%	(1.7)%
Other Revenues	60.0	58.6	1.4	-	1.4	2.4%	n.a.	n.a.
Net revenues	$2,881.3	$2,187.3	$694.0	$(68.0)	$762.0	31.7%	(3.1)%	34.8%
Operating expenses:
Cost of sales(1)	418.2	350.9	67.3	(9.9)	77.2	19.2%	(2.8)%	22.0%
Selling and marketing	788.2	569.2	219.0	(17.8)	236.8	38.5%	(3.1)%	41.6%
General and administrative	117.2	107.6	9.6	(4.0)	13.6	8.9%	(3.7)%	12.6%
Segment contribution	$1,557.7	$1,159.6	$398.1	$(36.3)	$434.4	34.3%	(3.1)%	37.5%
Segment margin	54.1%	53.0%				1.1%
Segment gross margin(2)	85.5%	84.0%				1.5%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.
(2)	Defined as net revenues less segment related cost of sales as a percentage of net revenues.

Net Revenues

The increase in net revenues was primarily due to the contribution from the Allergan Acquisition, which contributed a full year in 2016 as opposed to nine and a half months in 2015. The company has continued to experience strong organic growth in the Facial aesthetics, Botox Therapeutic and Eye Care franchises.

Cost of Sales

The increase in cost of sales was primarily due to the contribution from the Allergan Acquisition, which contributed a full year in 2016 as opposed to nine and a half months in 2015, which was offset by a favorable product mix.

Selling and Marketing Expenses

The increase in selling and marketing expenses was primarily due to the contribution from the Allergan Acquisition, which contributed a full year in 2016 as opposed to nine and a half months in 2015.

General and Administrative Expenses

The increase in general and administrative expenses was primarily due to the contribution from the Allergan Acquisition, which contributed a full year in 2016 as opposed to nine and a half months in 2015, offset, in part, by cost savings due to corporate initiatives.

Corporate

Corporate represents the results of corporate initiatives as well as the impact of select revenues and shared costs.  The following represents the corporate amounts for the years ended December 31, 2016 and 2015 ($ in millions):

	Year Ended December 31, 2016
	Integration and Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Reclassification of Sales Distributed Through Anda to Discontinued Operations	Other	Revenues and Shared Costs	Total

Net Sales	$-	$-	$-	$(80.0)	$-	$33.7	$(46.3)
Operating expenses:		-
Cost of sales(1)	23.0	(17.4)	50.5	(78.2)	-	294.0	271.9
Selling and marketing	82.5	-	65.4	-	-	7.6	155.5
General and administrative	269.6	24.3	80.5	-	136.3	496.9	1,007.6
Contribution	$(375.1)	$(6.9)	$(196.4)	$(1.8)	$(136.3)	$(764.8)	$(1,481.3)

(1) Excludes amortization and impairment of acquired intangibles including product rights.
	Year Ended December 31, 2015
	Integration and Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Reclassification of Sales Distributed Through Anda to Discontinued Operations	Other	Revenues and Shared Costs	Total

Net Sales	$-	$-	$-	$(157.4)	$3.8	$6.2	$(147.4)
Operating expenses:
Cost of sales(1)	53.0	58.5	1,180.0	(146.9)	0.1	110.9	1,255.6
Selling and marketing	96.9	-	130.3	-	(1.7)	2.9	228.4
General and administrative	517.0	(0.5)	322.4	-	93.1	503.2	1,435.2
Contribution	$(666.9)	$(58.0)	$(1,632.7)	$(10.5)	$(87.7)	$(610.8)	$(3,066.6)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

In the year ended December 31, 2016, integration and restructuring charges primarily related to the integration of the Legacy Allergan business. In the year ended December 31, 2016, the Company incurred purchase accounting effects of $42.4 million in cost of sales primarily related to the fair value inventory step-up from the Allergan and Forest acquisitions as products were sold to the Company’s third party customers. The Company also incurred charges related to the purchase accounting impact on stock-based compensation related to the Allergan and Forest acquisitions, which increased cost of sales, selling and marketing and general and administrative expenses.  General and administrative costs included legal settlement charges of $117.3 million.

Shared costs primarily include above site and unallocated costs associated with running our global manufacturing facilities and corporate general and administrative expenses. The increase in shared cost of sales is primarily due to higher operating costs supporting our global operations including higher costs for inventory obsolescence, product validations and capacity expansions.  The increase in “Revenues and Shared Costs” versus the prior year were also due to the Allergan Acquisition, which contributed a full twelve months in 2016 as opposed to nine and a half months in 2015.

In the year ended December 31, 2015, integration and restructuring charges were primarily related to the integration of the Legacy Allergan business, as well as the Forest Acquisition.  In the year ended December 31, 2015, the Company incurred $1,151.4 million in cost of sales primarily related to the fair value inventory step-up from the Allergan Acquisition and the Forest Acquisition as products were sold to the Company’s third party customers. The Company also incurred charges related to the purchase accounting impact on stock-based compensation related to the Allergan, Kythera, and Forest acquisitions, which increased cost of sales, selling and marketing and general and administrative expenses. In the year ended December 31, 2015, other expenses included the impact of legal settlement reserves.  In addition, in the year ended December 31, 2015, the Company incurred mark-to-market unrealized losses for foreign currency option contracts that were entered into to offset future exposure to movements in currencies.

Research and Development Expenses

R&D expenses consist predominantly of personnel-related costs, active pharmaceutical ingredient costs, contract research, license and milestone fees, biostudy and facilities costs associated with product development.

R&D expenses consisted of the following components in the years ended December 31, 2016 and 2015 ($ in millions):

	Years Ended December 31,		Change
	2016	2015	Dollars	%
Ongoing operating expenses	$1,433.8	$1,116.8	$317.0	28.4%
Brand related milestone payments and upfront license payments	1,134.7	950.4	184.3	19.4%
Contingent consideration adjustments, net	(71.1)	37.7	(108.8)	(288.6)%
Acquisition, integration, and restructuring charges	24.5	102.7	(78.2)	(76.1)%
Acquisition accounting fair market value adjustments to stock-based compensation	53.8	150.9	(97.1)	(64.3)%
Total expenditures	$2,575.7	$2,358.5	$217.2	9.2%

The increase in ongoing operating expenses in the year ended December 31, 2016 versus the prior year period is primarily due to the impact of the Allergan Acquisition which contributed twelve months in 2016 versus nine and a half months in 2015 coupled with an increase in clinical trial activity.

The following represents brand related milestone payments and upfront license payments in the years ended December 31, 2016 and 2015, respectively ($ in millions):

	Years Ended December 31,
	2016	2015
AstraZeneca License	$250.0	$-
Motus Transaction	199.5	-
Chase Transaction	122.9	-
Heptares Transaction	125.0	-
Merck Transaction	100.0	250.0
Anterios Transaction	89.2	-
Topokine Transaction	85.8	-
RetroSense Transaction	59.7	-
Akarna Transaction	48.2	-
Naurex Transaction	-	571.7
Mimetogen Transaction	-	50.0
Other	54.4	78.7
	$1,134.7	$950.4

In the year ended December 31, 2016, the Company had net contingent consideration income of $71.1 million primarily driven by ongoing R&D projects that were terminated based on clinical data acquired in the Allergan Acquisition, which was offset by additional contingent consideration expense relating to milestones achieved in connection with the AqueSys and Allergan Acquisitions.

Amortization

	Years Ended December 31,		Change
($ in millions)	2016	2015	Dollars	%
Amortization	$6,470.4	$5,443.7	$1,026.7	18.9%

Amortization for the year ended December 31, 2016 increased as compared to the prior year period primarily as a result of twelve months of amortization related to identifiable assets acquired in the Allergan Acquisition, compared to nine months of amortization in the year ended December 31, 2015, as well as amortization related to products acquired as part of the Kythera Acquisition and recently launched products.

IPR&D Impairments and Asset Sales and Impairments, Net

	Years Ended December 31,		Change
($ in millions)	2016	2015	Dollars	%
IPR&D impairments	$743.9	$511.6	$232.3	45.4%
Asset sales and impairments, net	5.0	272.0	(267.0)	(98.2)%

The Company regularly reviews IPR&D assets for impairment indicators.  In the year ended December 31, 2016, the Company recorded the following significant impairments:

•

$210.0 million relating to a urology product acquired in the Allergan Acquisition due to clinical data not supporting continuation of the R&D study.  This impairment was offset, in part, by a reduction of the contingent liability of $186.0 million recorded in R&D;

•	$106.0 million relating to a migraine treatment acquired in the Allergan Acquisition based on a decrease in projected cash flows due to a delay in potential launch;
•	$46.0 million relating to the Atopic Dermatitis pipeline candidate acquired in the Vitae Acquisition;
•

$33.0 million of the acquired ForSight IPR&D asset as the Company anticipates a delay in potential launch timing.  Offsetting this impairment was a corresponding reduction of acquired contingent consideration of $15.0 million, which reduced overall R&D expenses;

•	$35.0 million for an international eye care pipeline project based on a decrease in projected cash flows due to market conditions;
•	$40.0 million for a Botox® premature ejaculation product based on a decrease in projected cash flows;
•	$24.0 million relating to women’s healthcare IPR&D projects based on clinical trial results;
•	$190.0 million relating to a osteoarthritis project based on clinical trial results; and
•	$42.0 million on a gastroenterology project based on the lack of future availability of active pharmaceutical ingredients.

Asset sales and impairments, net in the twelve months ended December 31, 2016, included the gain on the sale of certain investments, offset in part by the impairment of intellectual property for Nuvessa® based on revised cash flow forecasts.

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

Interest Income

	Years Ended December 31,		Change
($ in millions)	2016	2015	Dollars	%
Interest income	$69.9	$10.6	$59.3	559.4%

Interest income represents interest earned on cash and cash equivalents and marketable securities held during the respective periods.

Interest income in the year ended December 31, 2016 increased as a result of the Company investing the cash proceeds from the Teva Transaction in Marketable Securities and Cash and Cash Equivalents.

Interest Expense

	Years Ended December 31,		Change
($ in millions)	2016	2015	Dollars	%
Fixed Rate Notes	$1,140.0	$1,003.1	136.9	13.6%
AGN Term Loan	74.9	79.1	(4.2)	(5.3)%
Floating Rate Notes	21.7	18.8	2.9	15.4%
ACT Term Loan	34.9	50.8	(15.9)	(31.3)%
WC Term Loan	6.4	17.4	(11.0)	(63.2)%
Revolving Credit Facility	2.6	4.8	(2.2)	(45.8)%
Other	15.1	19.3	(4.2)	(21.8)%
Interest expense	$1,295.6	$1,193.3	$102.3	8.6%

Interest expense increased for the year ended December 31, 2016 over the prior year primarily due to a full year’s interest from the senior notes indebtedness incurred as part of the Allergan Acquisition, offset, in part, by interest savings due to the repayment of term loan indebtedness on August 2, 2016 in connection with the Teva Transaction.

Other Income (expense)

	Years Ended December 31,		Change
($ in millions)	2016	2015	Dollars	%
Pfizer termination fee	$150.0	$-	150.0	100.0%
Dividend income	68.2	-	68.2	100.0%
Bridge loan commitment fee	-	(264.9)	264.9	(100.0)%
Interest rate lock	-	31.0	(31.0)	(100.0)%
Other (expense) income	1.0	0.1	0.9	n.m.
Other (expense) income, net	$219.2	$(233.8)	$453.0

Pfizer termination fee

On November 23, 2015, the Company announced that it entered into a definitive merger agreement (the “Pfizer Agreement”) under which Pfizer Inc. (“Pfizer”), a global innovative biopharmaceutical company, and Allergan plc would merge in a stock and cash transaction.  On April 6, 2016, the Company announced that its merger agreement with Pfizer was terminated by mutual agreement. In connection with the termination, Pfizer agreed to pay the Company $150.0 million for reimbursement of expenses associated with the transaction, which was reported as other income during the year ended December 31, 2016.

Dividend income

Dividend income in the year ended December 31, 2016 is a result of the Company’s investment in Teva ordinary shares received in the Teva Transaction. Teva shares currently pay dividends quarterly.

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

(Benefit) for Income Taxes

	Years Ended December 31,		Change
($ in millions)	2016	2015	Dollars	%
(Benefit) for income taxes	$(1,897.0)	$(1,605.9)	$(291.1)	18.1%
Effective tax rate	(67.0)%	(35.3)%

The Company’s effective tax rate for the twelve months ended December 31, 2016 was a benefit of (67.0%) compared to a benefit of (35.3%) for the twelve months ended December 31, 2015. The reconciliations between the statutory Irish tax rates for Allergan plc and the effective income tax rates were as follows:

	Allergan plc
	Years Ended December 31,
	2016	2015
Statutory rate	(12.5%)	(12.5%)
Earnings subject to the U.S. federal and state tax rates (1) (3)	(37.5%)	(18.6%)
Earnings subject to rates different than the statutory rate (2)(3)	(18.3%)	(2.2%)
Tax reserves and audit outcomes	(0.7%)	0.3%
Non-deductible expenses	3.1%	1.3%
Impact of acquisitions and reorganizations	3.1%	4.0%
Tax credits and U.S. manufacturing deduction	(3.1%)	(0.5%)
Rate changes (4)	(7.4%)	0.0%
Valuation allowances (5)	6.5%	(6.5%)
Other	(0.2%)	(0.6%)
Effective income tax rate	(67.0%)	(35.3%)

The material drivers of the period-over-period tax rate movements are as follows:

(1)

Earnings subject to U.S. federal and state tax had a larger impact on the effective tax rate for the period ended December 31, 2016 compared to the period ended December 31, 2015 due to an increase in expenses in 2016. These expenses included a full year of amortization expense related to intangibles acquired as part of the Allergan Acquisition and incremental costs associated with the acquisition related financing.

(2)

Earnings subject to tax rates different than the statutory rate had a larger impact on the effective tax rate for the period ended December 31, 2016 compared to the period ended December 31, 2015. This was primarily driven by the inclusion of a full year of Allergan post-acquisition operating income earned in jurisdictions with tax rates lower than the Irish statutory rate and changes to the earnings mix resulting from restructuring associated with the sale of the global generics business.

(3)

In 2016, the Company recorded $6.5 billion of amortization expense. A significant portion of this amount was incurred in jurisdictions with tax rates higher than the statutory rate resulting in a $482.3 million favorable impact on the effective tax rate.

(4)	In the fourth quarter of 2016, a tax rate change was enacted in France resulting in a $209.0 million tax benefit.
(5)

In 2016, the Company recorded a tax expense of $183.8 million predominately related to a change in the valuation allowance on U.S. capital loss carryforwards resulting from restructuring associated with the sale of the global generics business.

YEAR ENDED DECEMBER 31, 2015 COMPARED TO 2014

Results of operations, including segment net revenues, segment operating expenses and segment contribution consisted of the following ($ in millions):

	Year Ended December 31, 2015
	US Specialized	US General
	Therapeutics	Medicine	International	Total
Net revenues	$4,309.8	$6,338.4	$2,187.3	$12,835.5

Operating expenses:
Cost of sales(1)	235.8	909.5	350.9	1,496.2
Selling and marketing	772.8	1,194.7	569.2	2,536.7
General and administrative	68.3	105.3	107.6	281.2
Segment Contribution	$3,232.9	$4,128.9	$1,159.6	$8,521.4
Contribution margin	75.0%	65.1%	53.0%	66.4%
Corporate				3,066.6
Research and development				2,358.5
Amortization				5,443.7
In-process research and development impairments				511.6
Asset sales and impairments, net				272.0
Operating (loss)				$(3,131.0)
Operating margin				(24.4)%

(1) Excludes amortization and impairment of acquired intangibles including product rights.

	Year Ended December 31, 2014
	US Specialized	US General
	Therapeutics	Medicine	International	Total

Net revenues	$111.9	$4,399.3	$203.5	$4,714.7

Operating expenses:
Cost of sales(1)	29.2	707.5	48.2	784.9
Selling and marketing	11.8	794.6	48.2	854.6
General and administrative	3.0	116.5	12.0	131.5
Segment Contribution	$67.9	$2,780.7	$95.1	$2,943.7
Contribution margin	60.7%	63.2%	46.7%	62.4%
Corporate				2,239.4
Research and development				605.7
Amortization				1,935.8
In-process research and development impairments				424.3
Asset sales and impairments, net				305.7
Operating (loss)				$(2,567.2)
Operating margin				(54.5)%

(1) Excludes amortization and impairment of acquired intangibles including product rights.

The following is a reconciliation of net revenues for the operating segments to the Company’s net revenues for the years ended December 31, 2015 and 2014 ($ in millions):

	Years Ended December 31,		Change
	2015	2014	Dollars	%
Segment net revenues	$12,835.5	$4,714.7	$8,120.8	172.2%
Corporate revenues	(147.4)	(38.2)	(109.2)	n.m.
Net revenues	$12,688.1	$4,676.5	$8,011.6	171.3%

No country represents ten percent or more of net revenues outside of the United States. The US Specialized Therapeutics and US General Medicine segments are comprised solely of sales within the United States.

The following table presents global net revenues for the top products of the Company for the years ended December 31, 2015 and 2014 ($ in millions):

	Year Ended December 31, 2015					Year Ended December 31, 2014					Change
	US Specialized Therapeutics	US General Medicine	International	Corporate	Total	US Specialized Therapeutics	US General Medicine	International	Corporate	Total	Dollars	Percentage
Botox®	$1,386.4	$-	$584.4	$-	$1,970.8	$-	$-	$-	$-	$-	$1,970.8	n.a.
Restasis®	999.6	-	48.2	-	1,047.8	-	-	-	-	-	1,047.8	n.a.
Fillers	304.4	-	269.5	-	573.9	-	-	-	-	-	573.9	n.a.
Lumigan®/Ganfort®	260.7	-	283.4	-	544.1	-	-	-	-	-	544.1	n.a.
Linzess®/Constella®	-	454.8	4.5	-	459.3	-	173.2	1.2	-	174.4	284.9	163.4%
Bystolic® / Byvalson®	-	644.8	1.3	-	646.1	-	291.6	0.9	-	292.5	353.6	120.9%
Namenda XR®	-	759.3	-	-	759.3	-	269.5	-	-	269.5	489.8	181.7%
Alphagan®/Combigan®	285.0	-	126.1	-	411.1	-	-	-	-	-	411.1	n.a.
Asacol®/Delzicol®	-	552.9	65.5	-	618.4	-	541.0	73.1	-	614.1	4.3	0.7%
Lo Loestrin®	-	346.5	3.1	-	349.6	-	275.7	-	-	275.7	73.9	26.8%
Estrace® Cream	-	326.2	-	-	326.2	-	258.2	-	-	258.2	68.0	26.3%
Eye Drops	177.0	-	220.6	-	397.6	-	-	-	-	-	397.6	n.a.
Breast Implants	175.0	-	125.5	-	300.5	-	-	-	-	-	300.5	n.a.
Viibryd®/Fetzima®	-	327.6	-	-	327.6	-	140.3	-	-	140.3	187.3	133.5%
Minastrin® 24	-	272.4	0.6	-	273.0	-	217.9	-	-	217.9	55.1	25.3%
Ozurdex ®	56.1	-	112.3	-	168.4	-	-	-	-	-	168.4	n.a.
Carafate ® / Sulcrate ®	-	213.1	-	-	213.1	-	90.9	1.3	-	92.2	120.9	131.1%
Aczone®	170.8	-	-	-	170.8	-	-	-	-	-	170.8	n.a.
Zenpep®	-	167.4	-	-	167.4	-	65.1	-	-	65.1	102.3	157.1%
Canasa®/Salofalk®	-	137.1	18.5	-	155.6	-	74.6	11.5	-	86.1	69.5	80.7%
Saphris®	-	186.7	-	-	186.7	-	69.9	-	-	69.9	116.8	167.1%
Armour Thyroid	-	130.8	-	-	130.8	-	47.9	-	-	47.9	82.9	173.1%
Teflaro®	-	137.6	-	-	137.6	-	56.2	-	-	56.2	81.4	144.8%
Rapaflo®	115.2	-	10.9	-	126.1	111.9	-	5.2	-	117.1	9.0	7.7%
SkinMedica®	76.6	-	-	-	76.6	-	-	-	-	-	76.6	n.a.
Savella®	-	106.4	-	-	106.4	-	49.4	-	-	49.4	57.0	115.4%
Tazorac®	92.3	-	1.4	-	93.7	-	-	-	-	-	93.7	n.a.
Vraylar™	-	-	-	-	-	-	-	-	-	-	-	n.a.
Viberzi®	-	12.3	-	-	12.3	-	-	-	-	-	12.3	n.a.
Latisse®	63.2	-	10.0	-	73.2	-	-	-	-	-	73.2	n.a.
Lexapro®	-	71.6	-	-	71.6	-	35.1	-	-	35.1	36.5	104.0%
Namzaric®	-	11.2	-	-	11.2	-	-	-	-	-	11.2	n.a.
Kybella® / Belkyra®	3.2	-	-	-	3.2	-	-	-	-	-	3.2	n.a.
Dalvance®	-	16.8	-	-	16.8	-	1.4	-	-	1.4	15.4	n.m.
Avycaz®	-	22.6	-	-	22.6	-	-	-	-	-	22.6	n.a.
Liletta®	-	14.8	-	-	14.8	-	-	-	-	-	14.8	n.a.
Enablex®	-	69.2	-	-	69.2	-	85.9	-	-	85.9	(16.7)	(19.4)%
Namenda® IR	-	556.3	-	-	556.3	-	629.7	-	-	629.7	(73.4)	(11.7)%
Other Products Revenues	144.3	800.0	301.5	10.0	1,255.8	-	1,025.8	110.3	-	1,136.1	119.7	10.5%
Less product sold through our Anda Distribution business	n.a.	n.a.	n.a.	(157.4)	(157.4)	n.a.	n.a.	n.a.	(38.2)	(38.2)	(119.2)	n.m.
Total Net Revenues	$4,309.8	$6,338.4	$2,187.3	$(147.4)	$12,688.1	$111.9	$4,399.3	$203.5	$(38.2)	$4,676.5	$8,011.6	171.3%

US Specialized Therapeutics Segment

The following table presents net contribution for the US Specialized Therapeutics segment for the years ended December 31, 2015 and 2014 ($ in millions):

	Years Ended December 31,		Change
	2015 (1)	2014 (1)	Dollars	%
Total Eye Care	$1,831.3	$-	$1,831.3	n.a.
Restasis®	999.6	-	999.6	n.a.
Alphagan®/Combigan®	285.0	-	285.0	n.a.
Lumigan®/Ganfort®	260.7	-	260.7	n.a.
Ozurdex®	56.1	-	56.1	n.a.
Eye Drops	177.0	-	177.0	n.a.
Other Eye Care	52.9	-	52.9	n.a.
Total Medical Aesthetics	1,145.0	-	1,145.0	n.a.
Facial Aesthetics	817.8	-	817.8	n.a.
Botox® Cosmetics	510.2	-	510.2	n.a.
Fillers	304.4	-	304.4	n.a.
Kybella®	3.2	-	3.2	n.a.
Plastic Surgery	187.4	-	187.4	n.a.
Breast Implants	175.0	-	175.0	n.a.
Other Plastic Surgery	12.4	-	12.4	n.a.
Skin Care	139.8	-	139.8	n.a.
SkinMedica®	76.6	-	76.6	n.a.
Latisse®	63.2	-	63.2	n.a.
Total Medical Dermatology	355.9	-	355.9	n.a.
Aczone®	170.8	-	170.8	n.a.
Tazorac®	92.3	-	92.3	n.a.
Botox® Hyperhidrosis	52.5	-	52.5	n.a.
Other Medical Dermatology	40.3	-	40.3	n.a.
Total Neuroscience & Urology	938.9	111.9	827.0	n.m.
Botox® Therapeutics	823.7	-	823.7	n.a.
Rapaflo®	115.2	111.9	3.3	2.9%
Other Neuroscience & Urology	-	-	-	n.a.
Other Revenues	38.7	-	38.7	n.a.
Net revenues	$4,309.8	$111.9	$4,197.9	n.m.
Operating expenses:
Cost of sales(2)	235.8	29.2	206.6	n.m.
Selling and marketing	772.8	11.8	761.0	n.m.
General and administrative	68.3	3.0	65.3	n.m.
Segment contribution	$3,232.9	$67.9	$3,165.0	n.m.
Segment margin	75.0%	60.7%		n.m.
Segment gross margin(3)	94.5%	73.9%		n.m.

(1)	Includes revenues earned that were distributed through the Anda Distribution business to third party customers.
(2)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(3)	Defined as net revenues less segment related cost of sales as a percentage of net revenues.

The US Specialized Therapeutics segment is primarily attributable to the Allergan Acquisition.  As such, the increased contribution is not comparable year-over-year.

US General Medicine Segment

The following table presents net contribution for the US General Medicine segment for the years ended December 31, 2015 and 2014 ($ in millions):

	Years Ended December 31,		Change
	2015 (1)	2014 (1)	Dollars	%
Total Central Nervous System (CNS)	$1,841.1	$1,109.4	$731.7	66.0%
Namenda XR®	759.3	269.5	489.8	181.7%
Namzaric®	11.2	-	11.2	n.a.
Viibryd®/Fetzima®	327.6	140.3	187.3	133.5%
Saphris®	186.7	69.9	116.8	167.1%
Vraylar™	-	-	-	n.a.
Namenda® IR	556.3	629.7	(73.4)	(11.7)%
Total Gastrointestinal (GI)	1,575.3	966.8	608.5	62.9%
Linzess®	454.8	173.2	281.6	162.6%
Asacol®/Delzicol®	552.9	541.0	11.9	2.2%
Carafate®/Sulcrate®	213.1	90.9	122.2	134.4%
Zenpep®	167.4	65.1	102.3	157.1%
Canasa®/Salofalk®	137.1	74.6	62.5	83.8%
Viberzi®	12.3	-	12.3	n.a.
Other GI	37.7	22.0	15.7	71.4%
Total Women's Health	998.0	791.7	206.3	26.1%
Lo Loestrin®	346.5	275.7	70.8	25.7%
Estrace® Cream	326.2	258.2	68.0	26.3%
Minastrin® 24	272.4	217.9	54.5	25.0%
Liletta®	14.8	-	14.8	n.a.
Other Women's Health	38.1	39.9	(1.8)	(4.5)%
Total Anti-Infectives	188.8	62.7	126.1	n.m.
Teflaro®	137.6	56.2	81.4	144.8%
Dalvance®	16.8	1.4	15.4	n.m.
Avycaz®	22.6	-	22.6	n.a.
Other Anti-Infectives	11.8	5.1	6.7	131.4%
Diversified Brands	1,649.2	1,411.5	237.7	16.8%
Bystolic® / Byvalson®	644.8	291.6	353.2	121.1%
Armour Thyroid	130.8	47.9	82.9	173.1%
Savella®	106.4	49.4	57.0	115.4%
Lexapro®	71.6	35.1	36.5	104.0%
Enablex®	69.2	85.9	(16.7)	(19.4)%
PacPharma	82.1	-	82.1	n.a.
Other Diversified Brands	544.3	901.6	(357.3)	(39.6)%
Other Revenues	86.0	57.2	28.8	50.3%
Net revenues	$6,338.4	$4,399.3	$1,939.1	44.1%
Operating expenses:
Cost of sales(2)	909.5	707.5	202.0	28.6%
Selling and marketing	1,194.7	794.6	400.1	50.4%
General and administrative	105.3	116.5	(11.2)	(9.6)%
Segment contribution	$4,128.9	$2,780.7	$1,348.2	48.5%
Segment margin	65.1%	63.2%		1.9%
Segment gross margin(3)	85.7%	83.9%		1.8%

(1)	Includes revenues earned that were distributed through the Anda Distribution business to third party customers.

(2)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(3)	Defined as net revenues less segment related cost of sales as a percentage of net revenues.

The increase in segment revenues is primarily due to a full year of contribution from the Forest Acquisition versus six months in the year ended December 31, 2014.  The increase in Women’s Health is due to growth in oral contraceptives and Estrace® Cream.

The increase in operating expenses is due to a full year of contribution from the Forest Acquisition versus six months in the year ended December 31, 2014, offset, in part by savings due to corporate initiatives due to the restructurings after the Forest Acquisition and Warner Chilcott Acquisition during 2014 and the year ended December 31, 2015.

International Segment

The following table presents net contribution for the International segment for the years ended December 31, 2015 and 2014 ($ in millions):

	Years Ended December 31,		Change
	2015	2014	$ Overall Change	$ Currency Change	$ Operational Change	% Overall Change	% Currency Change	% Operational Change
Total Eye Care	$918.7	$-	$918.7	$-	$918.7	n.a.	n.a.	n.a.
Lumigan®/Ganfort®	283.4	-	283.4	-	283.4	n.a.	n.a.	n.a.
Alphagan®/Combigan®	126.1	-	126.1	-	126.1	n.a.	n.a.	n.a.
Ozurdex®	112.3	-	112.3	-	112.3	n.a.	n.a.	n.a.
Optive®	76.9	-	76.9	-	76.9	n.a.	n.a.	n.a.
Other Eye Drops	143.7	-	143.7	-	143.7	n.a.	n.a.	n.a.
Restasis®	48.2	-	48.2	-	48.2	n.a.	n.a.	n.a.
Other Eye Care	128.1	-	128.1	-	128.1	n.a.	n.a.	n.a.
Total Medical Aesthetics	756.3	-	756.3	-	756.3	n.a.	n.a.	n.a.
Facial Aesthetics	619.8	-	619.8	-	619.8	n.a.	n.a.	n.a.
Botox® Cosmetics	350.3	-	350.3	-	350.3	n.a.	n.a.	n.a.
Fillers	269.5	-	269.5	-	269.5	n.a.	n.a.	n.a.
Belkyra® (Kybella®)	-	-	-	-	-	n.a.	n.a.	n.a.
Plastic Surgery	125.6	-	125.6	-	125.6	n.a.	n.a.	n.a.
Breast Implants	125.5	-	125.5	-	125.5	n.a.	n.a.	n.a.
Earfold™	0.1	-	0.1	-	0.1	n.a.	n.a.	n.a.
Skin Care	10.9	-	10.9	-	10.9	n.a.	n.a.	n.a.
Botox® Therapeutics and Other	453.7	193.3	260.4	(24.3)	284.7	134.7%	(12.6)%	147.3%
Botox® Therapeutics	234.1	-	234.1	-	234.1	n.a.	n.a.	n.a.
Asacol®/Delzicol®	65.5	73.1	(7.6)	(6.5)	(1.1)	(10.4)%	(8.9)%	(1.5)%
Constella®	4.5	1.2	3.3	-	3.3	n.m.	n.a.	n.m.
Other Products	149.6	119.0	30.6	(17.8)	48.4	25.7%	(15.0)%	40.7%
Other Revenues	58.6	10.2	48.4	-	48.4	n.m.	n.a.	n.m.
Net revenues	$2,187.3	$203.5	$1,983.8	$(24.3)	$2,008.1	n.m.	(11.9)%	n.m.
Operating expenses:
Cost of sales(1)	350.9	48.2	302.7	(5.8)	308.5	n.m.	(12.0)%	n.m.
Selling and marketing	569.2	48.2	521.0	(5.8)	526.8	n.m.	(12.0)%	n.m.
General and administrative	107.6	12.0	95.6	(1.4)	97.0	n.m.	(11.7)%	n.m.
Segment contribution	$1,159.6	$95.1	$1,064.5	$(11.3)	$1,075.8	n.m.	(11.9)%	n.m.
Segment margin	53.0%	46.7%				6.3%
Segment gross margin(2)	84.0%	76.3%				7.7%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2)	Defined as net revenues less segment related cost of sales as a percentage of net revenues.

The International segment is primarily attributable to the Allergan Acquisition.  As such, the increased contribution is not comparable period-over-period.

Corporate

Corporate represents the results of corporate initiatives as well as the impact of select revenues and shared costs.  The following represents the corporate amounts for the years ended December 31, 2015 and 2014 ($ in millions):

	Year Ended December 31, 2015
	Integration and Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Reclassification of Sales Distributed Through Anda to Discontinued Operations	Other	Revenues and Shared Costs	Total

Net Sales	$-	$-	$-	$(157.4)	$3.8	$6.2	$(147.4)
Operating expenses:
Cost of sales(1)	53.0	58.5	1,180.0	(146.9)	0.1	110.9	1,255.6
Selling and marketing	96.9	-	130.3	-	(1.7)	2.9	228.4
General and administrative	517.0	(0.5)	322.4	-	93.1	503.2	1,435.2
Contribution	$(666.9)	$(58.0)	$(1,632.7)	$(10.5)	$(87.7)	$(610.8)	$(3,066.6)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

	Year Ended December 31, 2014
	Integration and Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Reclassification of Sales Distributed Through Anda to Discontinued Operations	Other	Revenues and Shared Costs	Total

Net Sales	$-	$-	$-	$(38.2)	$-	$-	$(38.2)
Operating expenses:
Cost of sales(1)	25.9	(9.9)	941.1	(37.2)	-	-	919.9
Selling and marketing	49.5	-	46.2	-	115.1	0.6	211.4
General and administrative	292.7	-	171.7	-	168.3	437.2	1,069.9
Contribution	$(368.1)	$9.9	$(1,159.0)	$(1.0)	$(283.4)	$(437.8)	$(2,239.4)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

In the year ended December 31, 2015, integration and restructuring charges were primarily related to the integration of the Legacy Allergan business, as well as the Forest Acquisition.  In the year ended December 31, 2015, the Company incurred $1,151.4 million in cost of sales primarily related to the fair value inventory step-up from the Allergan Acquisition and the Forest Acquisition as products were sold to the Company’s third party customers. The Company also incurred charges related to the purchase accounting impact on stock-based compensation related to the Allergan Acquisition, Kythera Acquisition, and Forest Acquisition, which increased cost of sales, selling and marketing and general and administrative expenses. In the year ended December 31, 2015, other expenses include the impact of legal settlement reserves.  In addition, in the year ended December 31, 2015, the Company incurred mark-to-market unrealized losses for foreign currency option contracts that are entered into to offset future exposure to movements in currencies.

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

The increase in ongoing operating expenses is primarily due to the impact of the Forest and Allergan acquisitions.  Included within brand related milestone payments and upfront license charges in the year ended December 31, 2015 is $250.0 million related to the Merck Transaction, $50.0 million relating to the Mimetogen Transaction and $571.7 million related to the Naurex Transaction.  Additionally, the Company incurred additional contingent consideration expense primarily as a result of the scheduling of Viberzi® as a controlled substance and the related CVR payment.

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

Amortization

	Years Ended December 31,		Change
($ in millions)	2015	2014	Dollars	%
Amortization	$5,443.7	$1,935.8	$3,507.9	181.2%

Amortization for the year ended December 31, 2015 increased compared to the prior year primarily as a result of increased amortization of identifiable assets acquired in the Allergan Acquisition of $2,779.1 million and the impact of a full year of amortization related to the Forest Acquisition compared to six months in the prior year.

IPR&D Impairments and Asset Sales and Impairments, Net

	Years Ended December 31,		Change
($ in millions)	2015	2014	Dollars	%
IPR&D impairments	$511.6	$424.3	$87.3	20.6
Asset sales and impairments, net	272.0	305.7	(33.7)	11.0

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

Interest Income

	Years Ended December 31,		Change
($ in millions)	2015	2014	Dollars	%
Interest income	$10.6	$8.1	$2.5	30.9%

Interest income represents interest earned on cash and cash equivalents held during the respective periods.

Interest Expense

	Years Ended December 31,		Change
($ in millions)	2015	2014	Dollars	%
Fixed Rate Notes	$1,003.1	$324.4	$678.7	209.2%
AGN Term Loan	79.1	-	79.1	n.a.
ACT Term Loan	50.8	44.9	5.9	13.1%
Floating Rate Notes	18.8	-	18.8	n.a.
WC Term Loan	17.4	30.5	(13.1)	(43.0)%
Revolving Credit Facility	4.8	3.5	1.3	37.1%
Other	19.3	8.5	10.8	127.1%
Interest expense	$1,193.3	$411.8	$781.5	189.8%

Interest expense increased for the year ended December 31, 2015 over the prior year primarily due to interest from the indebtedness incurred as part of the Allergan Acquisition of $710.9 million and the full year impact of indebtedness incurred associated with the Forest Acquisition.

Other Income (expense)

	Years Ended December 31,		Change
($ in millions)	2015	2014	Dollars	%
Bridge loan commitment fee	$(264.9)	$(73.6)	$(191.3)	259.9%
Interest rate lock	31.0	-	31.0	n.a
Extinguishment of debt	-	29.9	(29.9)	(100.0)%
Other (expense) income	0.1	16.4	(16.3)	(99.4)%
Other (expense) income, net	$(233.8)	$(27.3)	$(206.5)

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

(Benefit) for Income Taxes

	Years Ended December 31,		Change
($ in millions)	2015	2014	Dollars	%
(Benefit) for income taxes	$(1,605.9)	$(513.6)	$(1,092.3)	212.7%
Effective tax rate	(35.3)%	(17.1)%

The Company’s effective tax rate for the twelve months ended December 31, 2015 was a benefit of (35.3%) compared to a benefit of (17.1%) for the twelve months ended December 31, 2014. The reconciliations between the statutory Irish income tax rates for Allergan plc and the effective income tax rates were as follows:

	Allergan plc
	Years Ended December 31,
	2015	2014
Statutory rate	(12.5%)	(12.5%)
Earnings subject to the U.S. federal and state tax rates (1) (3)	(18.6%)	(11.8%)
Earnings subject to rates different than the statutory rate (2)(3)	(2.2%)	1.1%
Tax reserves and audit outcomes	0.3%	1.2%
Non-deductible expenses (4)	1.3%	3.7%
Impact of acquisitions and reorganizations (4)	4.0%	1.2%
Tax credits and U.S. manufacturing deduction	(0.5%)	(1.2%)
Rate changes	0.0%	1.4%
Valuation allowances (5)	(6.5%)	0.0%
Other	(0.6%)	(0.2%)
Effective income tax rate	(35.3%)	(17.1%)

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

(4)

The impact of acquisitions and non-deductible expenses in the year ended December 31, 2015 primarily resulted from one-time non-deductible pre-tax expenses for the 2016 Branded Prescription Drug Fee of $153.7 million, Naurex Transaction related upfront consideration of $571.7 million recognized as a component of R&D expense and other acquisition related transaction costs of $62.3 million. Non-deductible expenses in the year ended December 31, 2014 primarily resulted from one-time non-deductible pre-tax expenses for acquisition related costs of $98.8 million, penalties of $97.7 million and the 2015 Branded Prescription Drug Fee of $160.8 million, including the impact of an additional year of the fee of $105.1 million in accordance with final regulations issued in 2014 by the Internal Revenue Service.

(5)

Valuation allowances for the year ended December 31, 2015 included the release of a $296.2 million valuation allowance on certain capital loss carryforwards as a result of restructuring related to the global generics sale.

Discontinued Operations

On July 27, 2015, the Company announced that it entered into the Teva Transaction, which closed on August 2, 2016.  Under the Teva Agreement, Teva acquired Allergan's global generics business, including the U.S. and international generic commercial units, our third-party supplier Medis, our global generic manufacturing operations, our global generic R&D unit, our international OTC commercial unit (excluding OTC eye care products) and some established international brands.   Allergan retained its global branded pharmaceutical and medical aesthetics businesses, as well as its biosimilars development programs and certain OTC products. The Company also has continuing involvement with Teva after the close of the transaction.  As a result of the Teva Transaction, the Company holds equity in Teva and purchases product manufactured by Teva for sale in our US General Medicine segment as part of ongoing transitional service and contract manufacturing agreements. On October 3, 2016, the Company completed the divestiture of the Anda Distribution business to Teva for $500.0 million. Teva acquired our Anda Distribution business, which distributes generic, brand, specialty and OTC pharmaceutical products from more than 300 manufacturers to retail independent and chain pharmacies, nursing homes, mail order pharmacies, hospitals, clinics and physician offices across the U.S. The Company recognized a combined gain on the sale of the Anda Distribution business and the sale of our global generics business of $15,932.2 million.

The Company notes the following reconciliation of the proceeds received in the combined transaction to the gain recognized in income from discontinued operations ($ in millions):

Net cash proceeds received	$33,804.2
August 2, 2016 fair value of Teva shares	5,038.6
Total Proceeds	$38,842.8
Net assets sold to Teva, excluding cash	(12,487.7)
Other comprehensive income disposed	(1,544.8)
Deferral of proceeds relating to additional elements of agreements with Teva	(299.2)
Pre-tax gain on sale of generics business and Anda Distribution business	$24,511.1
Income taxes	(8,578.9)
Net gain on sale of generics business and Anda Distribution business	$15,932.2

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

The Teva Shares are recorded within “Marketable securities” on the Company’s Consolidated Balance Sheet. The closing Teva transaction date opening stock price discounted at a rate of 5.9 percent due to the lack of marketability was used to initially value the shares. During the year ended December 31, 2016, the Company recorded a $1,599.4 million unrealized loss on the Teva Shares due to a decline in share price, which was recorded as a component of “Other comprehensive income.” The Company currently considers the decline in value of its investment in Teva securities to be temporary.  We will continue to monitor the value of this investment to determine if the decline in value becomes other than temporary.

Financial results of the global generics business and the Anda Distribution business are presented as “Income from discontinued operations” on the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014; and assets and liabilities of the businesses are presented as “Current assets held for sale”, “Non current assets held for sale”, “Current liabilities held for sale” and “Long term liabilities held for sale” on the Consolidated Balance Sheet as of December 31, 2015.

The following table presents key financial results of the global generics business and the Anda Distribution business included in “Income from discontinued operations” for the years ended December 31, 2016, 2015 and 2014 ($ in millions):

	Years Ended December 31,
	2016	2015	2014
Net revenues	$4,504.3	$8,499.0	$8,385.8
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	2,798.3	4,847.5	4,599.0
Research and development	269.4	422.2	480.2
Selling and marketing	352.9	706.6	784.0
General and administrative	425.8	702.2	541.8
Amortization	4.8	333.3	661.7
Asset sales and impairments, net	-	62.4	19.6
Total operating expenses	3,851.2	7,074.2	7,086.3
Operating income	653.1	1,424.8	1,299.5
Other (expense) income, net	15,932.2	(7.1)	(13.7)
Provision / (benefit) for income taxes	670.8	(5,443.3)	431.7
Net income from discontinued operations	$15,914.5	$6,861.0	$854.1

The operating income reflects approximately seven months of operating activity of the Company’s former generics business in the year ended December 31, 2016 versus twelve months activity in the prior year period and approximately nine months of operating activity of the Anda Distribution business in the year ended December 31, 2016 versus twelve months activity in the prior year period. “Other (expense) income, net” included the gain on sale of the businesses to Teva.

For the year ended December 31, 2015, the Company recorded a deferred tax benefit of $5,738.8 million related to investments in certain subsidiaries. The recognition of this benefit has been reflected in “Income from discontinued operations, net of tax” with the deferred tax asset reflected in non-current “Deferred tax liabilities” on the December 31, 2015 balance sheet as adjusted for activity in the fourth quarter of 2015.  For the year ended December 31, 2016, the Company recorded a deferred tax expense of $462.2 million to adjust its deferred tax asset related to investments in certain subsidiaries. The recognition of this expense has been reflected in “Income from discontinued operations, net of tax.”  Upon the closing of the Teva Transaction, the Company recorded the reversal of the corresponding deferred tax asset of $5,276.6 million against the current income taxes payable in continuing operations.

The results of our former global generics business operations were dependent on the timing of product launches and competition within the generics market, primarily in the United States.  The increase in operating income for the year ended December 31, 2015 compared to the year ended December 31, 2014 is the result of continued cost savings initiatives as well as the cessation of depreciation and amortization for assets being divested to Teva once they met the definition of held for sale on July 27, 2015.  Offsetting these amounts, is an increase in divestiture related expenses in the year ended December 31, 2015 of $97.2 million.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Position

Working capital at December 31, 2016 and 2015 is summarized as follows:

	December 31,	December 31,	Increase
($ in millions):	2016	2015	(Decrease)
Current assets:
Cash and cash equivalents	$1,724.0	$1,096.0	$628.0
Marketable securities	11,501.5	9.3	11,492.2
Accounts receivable, net	2,531.0	2,125.4	405.6
Inventories	718.0	757.5	(39.5)
Prepaid expenses and other current assets	1,383.4	495.3	888.1
Current assets held for sale	-	4,095.6	(4,095.6)
Total current assets	17,857.9	8,579.1	9,278.8
Current liabilities:
Accounts payable and accrued expenses	5,019.0	4,148.6	870.4
Income taxes payable	57.8	53.7	4.1
Current portion of long-term debt and capital leases	2,797.9	2,396.5	401.4
Current liabilities held for sale	-	1,693.2	(1,693.2)
Total current liabilities	7,874.7	8,292.0	(417.3)
Working Capital	$9,983.2	$287.1	$9,696.1
Working Capital excluding assets held for sale, net	$9,983.2	$(2,115.3)	$12,098.5
Adjusted Current Ratio	2.27	0.68

Working capital excluding assets held for sale, net, increased $12,098.5 million primarily due to cash proceeds of $33,804.2 million and Teva securities which had a recorded value of $3,439.2 million as of December 31, 2016, both of which were received in the Teva Transaction.  The proceeds were offset in part by the payment of cash taxes relating to the Teva Transaction of $3,293.7 million, the net repayment of long-term and current indebtedness in the year ended December 31, 2016 of $9,798.9 million, and the repurchase of our ordinary shares in connection with the share repurchase programs of $15,000.0 million.  The increase in accounts payable and accrued expenses primarily relates to contractual commitments of $264.9 million and an increase in contingent consideration, including amounts owed as part of the Tobira Acquisition.

Cash Flows from Operations

Our cash flows from operations are summarized as follows:

	Years Ended December 31,
($ in millions)	2016	2015
Net cash provided by operating activities	$1,425.3	$4,530.0

Cash flows from operations represent net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities decreased $3,104.7 million in the year ended December 31, 2016 versus the prior year period, due primarily to $3,293.7 million in cash tax payments made in connection with the Teva Transaction, along with a decline in cash flows as a result of divesting the Company’s generics and Anda Distribution businesses, which contributed a full year’s cash flows in 2015 versus partial contribution in 2016, offset in part, by a full year of contribution resulting from the Allergan Acquisition.

Management expects that available cash balances and 2017 cash flows from operating activities will provide sufficient resources to fund our operating liquidity needs and expected 2017 capital expenditure funding requirements.

Investing Cash Flows

Our cash flows from investing activities are summarized as follows:

	Years Ended December 31,
($ in millions)	2016	2015
Net cash provided by / (used in) investing activities	$24,333.3	$(37,120.9)

Investing cash flows consist primarily of cash used in acquisitions of businesses and intangibles (primarily product rights), capital expenditures and purchases of investments and marketable securities partially offset by proceeds from the sale of investments and marketable securities. Included in the year ended December 31, 2016 were cash proceeds received from the sale of the global generics and Anda Distribution businesses to Teva of $33,804.2 million offset, in part, by purchases of marketable securities and other assets, net of $7,971.9 million, cash used for capital expenditures of $331.4 million and cash used in connection with acquisitions of $1,198.9 million, primarily related to the Tobira Acquisition, the Vitae Acquisition and the ForSight Acquisition.

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

Financing Cash Flows

Our cash flows from financing activities are summarized as follows:

	Years Ended December 31,
($ in millions)	2016	2015
Net cash (used in) / provided by financing activities	$(25,122.1)	$33,443.4

Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of ordinary shares and proceeds from the exercise of stock options. Cash provided by financing activities in the year ended December 31, 2016 primarily included payments of debt of $10,848.7 million, contingent consideration of $161.1 million, dividends on our preferred stock of $278.4 million and the repurchase of ordinary shares of $15,076.4 million, including $15,000.0 million repurchased under the Company’s share repurchase programs, offset by borrowings under the credit facility of $1,050.0 million.

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

Debt and Borrowing Capacity

Debt consisted of the following ($ in millions):

	Balance As of		Fair Market Value As of
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Senior Notes:
Floating Rate Notes
$500.0 million floating rate notes due September 1, 2016	$-	$500.0	$-	$500.5
$500.0 million floating rate notes due March 12, 2018	500.0	500.0	502.5	499.6
$500.0 million floating rate notes due March 12, 2020	500.0	500.0	509.4	496.2
	1,000.0	1,500.0	1,011.9	1,496.3
Fixed Rate Notes
$800.0 million 5.750% notes due April 1, 2016	-	800.0	-	808.4
$1,000.0 million 1.850% notes due March 1, 2017	1,000.0	1,000.0	1,001.1	1,001.5
$500.0 million 1.300% notes due June 15, 2017	500.0	500.0	499.7	496.3
$1,200.0 million 1.875% notes due October 1, 2017	1,200.0	1,200.0	1,202.5	1,196.0
$3,000.0 million 2.350% notes due March 12, 2018	3,000.0	3,000.0	3,018.0	3,004.6
$250.0 million 1.350% notes due March 15, 2018	250.0	250.0	248.4	244.9
$1,050.0 million 4.375% notes due February 1, 2019	1,050.0	1,050.0	1,090.0	1,099.5
$500.0 million 2.450% notes due June 15, 2019	500.0	500.0	501.2	494.4
$400.0 million 6.125% notes due August 15, 2019	400.0	400.0	437.7	444.2
$3,500.0 million 3.000% notes due March 12, 2020	3,500.0	3,500.0	3,541.8	3,505.1
$650.0 million 3.375% notes due September 15, 2020	650.0	650.0	663.6	656.6
$750.0 million 4.875% notes due February 15, 2021	750.0	750.0	803.3	807.4
$1,200.0 million 5.000% notes due December 15, 2021	1,200.0	1,200.0	1,297.7	1,299.4
$3,000.0 million 3.450% notes due March 15, 2022	3,000.0	3,000.0	3,030.7	3,006.8
$1,700.0 million 3.250% notes due October 1, 2022	1,700.0	1,700.0	1,693.1	1,669.6
$350.0 million 2.800% notes due March 15, 2023	350.0	350.0	335.6	327.7
$1,200.0 million 3.850% notes due June 15, 2024	1,200.0	1,200.0	1,211.7	1,202.6
$4,000.0 million 3.800% notes due March 15, 2025	4,000.0	4,000.0	3,995.6	3,984.6
$2,500.0 million 4.550% notes due March 15, 2035	2,500.0	2,500.0	2,458.5	2,462.2
$1,000.0 million 4.625% notes due October 1, 2042	1,000.0	1,000.0	967.6	956.1
$1,500.0 million 4.850% notes due June 15, 2044	1,500.0	1,500.0	1,496.4	1,483.6
$2,500.0 million 4.750% notes due March 15, 2045	2,500.0	2,500.0	2,466.9	2,452.7
	31,750.0	32,550.0	31,961.1	32,604.2
Total Senior Notes Gross	32,750.0	34,050.0	32,973.0	34,100.5
Unamortized premium	171.2	225.9	-	-
Unamortized discount	(95.8)	(107.4)	-	-
Total Senior Notes Net	32,825.4	34,168.5	32,973.0	34,100.5
Term Loan Indebtedness:
WC Term Loan
WC Three Year Tranche variable rate debt maturing October 1, 2016	-	191.5
WC Five Year Tranche variable rate debt maturing October 1, 2018	-	498.8
	-	690.3
ACT Term Loan
2017 Term Loan variable rate debt maturing October 31, 2017	-	572.1
2019 Term Loan variable rate debt maturing July 1, 2019	-	1,700.0
	-	2,272.1
AGN Term Loan
AGN Three Year Tranche variable rate debt maturing March 17, 2018	-	2,750.0
AGN Five Year Tranche variable rate debt maturing March 17, 2020	-	2,543.8
	-	5,293.8
Total Term Loan Indebtedness	-	8,256.2
Other Indebtedness
Revolver Borrowings	-	200.0
Debt Issuance Costs	(144.6)	(195.8)
Other	85.5	97.4
Total Other Borrowings	(59.1)	101.6
Capital Leases	2.4	4.1
Total Indebtedness	$32,768.7	$42,530.4

Fair market value in the table above is determined in accordance with ASC Topic 820 “Fair Value Measurement” (“ASC 820”) under Level 2 based upon quoted prices for similar items in active markets.

Floating Rate Notes

On March 4, 2015, Actavis Funding SCS, a limited partnership (société en commandite simple) organized under the laws of the Grand Duchy of Luxembourg and an indirect wholly-owned subsidiary of Allergan plc, issued floating rate notes due 2016 (the “2016 Floating Rate Notes”), floating rate notes due 2018 (the “2018 Floating Rate Notes”), floating rate notes due 2020 (the “2020 Floating Rate Notes”), 1.850% notes due 2017 (the “1.850% 2017 Notes”), 2.350% notes due 2018 (the “2.350% 2018 Notes”), 3.000% notes due 2020 (the “3.000% 2020 Notes”), 3.450% notes due 2022 (the “3.450% 2022 Notes”), 3.800% notes due 2025 (the “3.800% 2025 Notes”), 4.550% notes due 2035 (the “4.550% 2035 Notes”) and 4.750% notes due 2045 (the “4.750% 2045 Notes”). The notes are fully and unconditionally guaranteed by Actavis Funding SCS’s indirect parents, Warner Chilcott Limited and Actavis Capital S.a.r.l. (“Actavis Capital”), and by Allergan Finance LLC (formerly known as Actavis, Inc.), a subsidiary of Actavis Capital, on an unsecured and unsubordinated basis. Allergan plc has not guaranteed the notes.

The 2016 Floating Rate Notes were paid in full at maturity on September 1, 2016 and bore interest at the three-month LIBOR plus 0.875%. The 2018 Floating Rate Notes and the 2020 Floating Rate Notes bear interest at a floating rate equal to three-month LIBOR plus 1.080% and 1.255% per annum, respectively. Interest on the 2018 Floating Rate Notes and the 2020 Floating Rate Notes is payable quarterly on March 12, June 12, September 12 and December 12 of each year, and began on June 12, 2015.

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

The $800.0 million 5.750% senior notes were paid in full on April 1, 2016 with proceeds from the first quarter of 2016 borrowings under the revolving credit facility of $900.0 million at maturity.

Acquired Forest Notes

On July 1, 2014 in connection with the Forest Acquisition, the Company acquired the indebtedness of Forest comprised of the $1,050.0 million 4.375% senior notes due 2019, the $750.0 million 4.875% senior notes due 2021 and the $1,200.0 million 5.000% senior notes due 2021 (together the “Acquired Forest Notes”). Interest payments are due on the $1,050.0 million senior notes semi-annually in arrears on February 1 and August 1 beginning August 1, 2014. Interest payments are due on the $750.0 million senior notes due 2021 semi-annually in arrears on February 15 and August 15 beginning August 15, 2014. Interest payments are due on the $1,200.0 million senior note due 2021 semi-annually in arrears on June 15 and December 15, beginning December 15, 2014. As a result of acquisition accounting, the notes were fair valued with a premium of $260.3 million as of July 1, 2014, which will be amortized as contra-interest over the life of the notes. The guarantor of the debt is Allergan plc.

Allergan Acquisition Notes

In connection with the Allergan Acquisition, Actavis Funding SCS issued the $1,000.0 million 1.850% notes due March 1, 2017, the $3,000.0 million 2.350% notes due March 12, 2018, the $3,500.0 million 3.000% notes due March 12, 2020, the

$3,000.0 million 3.450% notes due March 15, 2022, the $4,000.0 million 3.800% notes due March 15, 2025, the $2,500.0 million 4.550% notes due March 15, 2035 and the $2,500.0 million 4.750% notes due March 15, 2045.  These fixed rate securities were issued, in part, to finance the Allergan Acquisition.

2014 Notes Issuance

On June 10, 2014, Actavis Funding SCS issued the $500.0 million 1.300% notes due 2017, $500.0 million 2.450% notes due 2019, $1,200.0 million 3.850% notes due 2024 and $1,500.0 million 4.850% notes due 2044 (the “2014 New Notes”). Interest payments are due on the 2014 New Notes on June 15 and December 15 semi-annually, beginning on December 15, 2014. The guarantors of the debt are Warner Chilcott Limited, Actavis Capital S.a.r.l., and Allergan Finance, LLC.

Allergan Finance LLC Supplemental Indenture

On October 1, 2013, the Company, Allergan Finance LLC, a wholly owned subsidiary of the Company, and Wells Fargo Bank, National Association, as trustee, entered into a fourth supplemental indenture (the “Fourth Supplemental Indenture”) to the indenture, dated as of August 24, 2009 (the “Base Indenture” and, together with the First Supplemental Indenture, the Second Supplemental Indenture and the Third Supplemental Indenture (each as defined below), the “Indenture”), as supplemented by the first supplemental indenture, dated as of August 24, 2009 (the “First Supplemental Indenture”), the second supplemental indenture, dated as of May 7, 2010 (the “Second Supplemental Indenture”), and the third supplemental indenture, dated as of October 2, 2012 (the “Third Supplemental Indenture”). Pursuant to the Fourth Supplemental Indenture, the Company has provided a full and unconditional guarantee of Allergan Finance LLC’s obligations under its then outstanding $450.0 million 5.000% senior notes due August 15, 2014, (the “2014 Notes”), its $1,200.0 million 1.875% senior notes due October 1, 2017 (the “2017 Notes”), its $400.0 million 6.125% senior notes due August 15, 2019 (the “2019 Notes”), its $1,700.0 million 3.250% senior notes due October 1, 2022 (the “2022 Notes”) and its $1,000.0 million 4.625% Senior Notes due October 1, 2042 (the “2042 Notes.”).

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

2012 Notes Issuance

On October 2, 2012, Allergan Finance, LLC issued the 2017 Notes, the 2022 Notes, and the 2042 Notes (collectively the “2012 Senior Notes”). Interest payments are due on the 2012 Senior Notes semi-annually in arrears on April 1 and October 1 beginning April 1, 2013. Net proceeds from the offering of the 2012 Senior Notes were used for the acquisition of the Actavis Group. The guarantors of the debt are Warner Chilcott Limited and Allergan plc.

2009 Notes Issuance

On August 24, 2009, Allergan Finance, LLC issued the 2014 Notes and the 2019 Notes (collectively the “2009 Senior Notes”). Interest payments are due on the 2009 Senior Notes semi-annually in arrears on February 15 and August 15, respectively, beginning February 15, 2010. Net proceeds from the offering of 2009 Senior Notes were used to repay certain debt with the remaining net proceeds being used to fund a portion of the cash consideration for the acquisition of the Arrow Group. The guarantors of the debt are Warner Chilcott Limited and Allergan plc.

Credit Facility Indebtedness

On August 2, 2016, the Company repaid the remaining balances of all outstanding term-loan indebtedness and terminated its then existing revolving credit facility with proceeds from the Teva Transaction.

WC Term Loan Agreement

On December 17, 2014, Allergan plc and certain of its subsidiaries entered into a second amendment agreement (the “WC Term Loan Amendment”) among Allergan plc, Warner Chilcott Limited, Warner Chilcott Finance, LLC, Actavis WC 2 S.à r.l. (“Actavis WC 2”), WCCL, Warner Chilcott Corporation (“WC Corporation” and together with Actavis WC 2 and WCCL, the “WC Borrowers”), Bank of America, N.A. (“BofA”), as administrative agent, and the lenders party thereto. The WC Term Loan Amendment amended and restated Allergan plc’s existing amended and restated WC term loan credit and guaranty agreement, dated as of June 9, 2014 (such agreement, prior to its amendment and restatement pursuant to the WC Term Loan Amendment, the “2014 WC Term Loan”), among the WC Borrowers, Allergan plc, Warner Chilcott Limited, Warner Chilcott Finance, LLC, the lenders from time to time party thereto and BofA, as administrative agent, which amended and restated Allergan plc’s existing WC term loan credit and guaranty agreement, dated as of August 1, 2013 (such agreement, prior to its amendment and restatement pursuant to the 2014 WC Term Loan Amendment, the “Existing WC Term Loan”) among the WC Borrowers, Warner Chilcott Finance, LLC, Actavis Limited, BofA, as administrative agent and a syndicate of banks participating as lenders.

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

ACT Term Loan

On December 17, 2014, Allergan plc and certain of its subsidiaries entered into a third amendment agreement (the “ACT Term Loan Amendment”) among Allergan plc, Warner Chilcott Limited, Actavis Capital, Allergan Finance LLC Actavis Funding SCS, BofA, as administrative agent, and the lenders party thereto. The ACT Term Loan Amendment amended and restated Allergan plc’s existing second amended and restated Allergan term loan credit and guaranty agreement, dated as of March 31, 2014 (such agreement, prior to its amendment and restatement pursuant to the ACT Term Loan Amendment, the “2014 ACT Term Loan Agreement” and together with the Existing ACT Term Loan Agreement (defined below), the “ACT Term Loan”) among Actavis Capital, Allergan plc, Warner Chilcott Limited, Allergan Finance, LLC Actavis Funding SCS, BofA, as administrative agent, and the lenders from time to time party thereto, which amended and restated Allergan plc’s existing amended and restated Allergan term loan credit and guaranty agreement, dated as of October 1, 2013 (such agreement, prior to its amendment and restatement pursuant to the ACT Term Loan Amendment, the “Existing ACT Term Loan Agreement”) among Actavis Capital, Allergan plc, Allergan Finance, LLC, BofA, as administrative agent, and the lenders from time to time party thereto.

The Existing ACT Term Loan Agreement amended and restated Allergan Finance, LLC’s $1,800.0 million senior unsecured term loan credit facility, dated as of June 22, 2012. At the closing of the Existing ACT Term Loan Agreement, an aggregate principal amount of $1,572.5 million was outstanding (the “2017 Term Loan”).

On March 31, 2014, Allergan plc, Actavis Capital, Allergan Finance, LLC, BofA, as Administrative Agent, and a syndicate of banks participating as lenders entered into the 2014 ACT Term Loan Agreement to amend and restate the Existing ACT Term Loan Agreement. On July 1, 2014, in connection with the Forest Acquisition, the Company borrowed $2.0 billion of term loan indebtedness under tranche A-2 of the 2014 ACT Term Loan Agreement, which was due July 1, 2019 (the “2019 Term Loan”).

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

AGN Term Loan

On December 17, 2014, Allergan, Inc. and certain of its subsidiaries entered into a senior unsecured term loan credit agreement (the “AGN Term Loan”), among Actavis Capital, as borrower, Allergan plc, Warner Chilcott Limited, Allergan Finance LLC, Actavis Funding SCS, the lenders from time to time party thereto (the “Term Lenders”), JPMorgan Chase Bank, N.A. (“JPMCB”), as administrative agent and the other financial institutions party thereto. Under the AGN Term Loan, the Term Lenders provided (i) a $2.75 billion tranche maturing on March 17, 2018 (the “AGN Three Year Tranche”) and (ii) a $2.75 billion tranche and maturing on March 17, 2020 (the “AGN Five Year Tranche”). The proceeds of borrowings under the AGN Term Loan were used to finance, in part, the cash component of the Allergan Acquisition consideration and certain fees and expenses incurred in connection with the Allergan Acquisition.

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

Bridge Loan Facility

On December 17, 2014, Allergan and certain of its subsidiaries entered into a 364-day senior unsecured bridge credit agreement (the “Bridge Loan Facility”), among Actavis Capital, as borrower, Allergan plc, Warner Chilcott Limited, Allergan Finance LLC, Actavis Funding SCS, the lenders from time to time party thereto, JPMCB, as administrative agent and the other financial institutions party thereto. No amounts were borrowed under the Bridge Loan Facility and the commitments under the Bridge Loan Facility expired on March 17, 2015 upon the closing of the Allergan Acquisition.

Cash Bridge Loan Facility

On March 11, 2015, Allergan and certain of its subsidiaries entered into a 60-day senior unsecured bridge credit agreement (the “Cash Bridge Loan Facility”), among Actavis Capital, as borrower, Allergan plc, Warner Chilcott Limited, Allergan Finance, LLC Actavis Funding SCS, the lenders from time to time party thereto (the “Cash Bridge Lenders”), JPMCB, as administrative agent and the other financial institutions party thereto. Under the Cash Bridge Loan Facility, the Cash Bridge Lenders committed to provide, subject to certain conditions, unsecured bridge financing, of which $2.8 billion was drawn to finance the Allergan Acquisition on March 17, 2015. The outstanding balance of the Cash Bridge Loan Facility was repaid on April 9, 2015.

Borrowings under the Cash Bridge Loan Facility bore interest at our choice of a per annum rate equal to either (a) a base rate plus an applicable margin per annum varying from 0.00% per annum to 1.00% per annum, depending on the Debt Rating or (b) a Eurodollar rate, plus an applicable margin varying from 1.00% per annum to 2.00% per annum, depending on the Debt Rating.

Long-term Obligations

The following table lists our enforceable and legally binding obligations as of December 31, 2016. Certain amounts included herein are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligation we will actually pay in future periods may vary from those reflected in the table:

	Payments Due by Period (Including Interest on Debt)
($ in millions):	Total	2017	2018-2019	2020-2021	Thereafter
Long-term debt(1)	$32,835.5	$2,785.5	$5,700.0	$6,600.0	$17,750.0
Cash interest(1)	12,312.4	1,140.6	1,990.4	1,647.4	7,534.0
Other contingent consideration liabilities(2)	346.2	27.7	52.7	44.9	220.9
Operating lease obligations(3)	349.7	45.7	74.9	56.3	172.8
Capital lease obligations(4)	2.4	2.4	-	-	-
R&D and sales milestone obligations(5)	17,384.5	863.5	1,246.4	1,720.9	13,553.7
Other obligations and commitments	886.2	148.0	610.0	117.2	11.0
Total	$64,116.9	$5,013.4	$9,674.4	$10,186.7	$39,242.4

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
(5)

The table above reflects the anticipated timing of R&D and approval related milestones with sales based milestones included in the period thereafter as the achievement of sales targets is variable.  Certain agreements also include royalties based on commercial sales. The following is a contractual commitments relating to these milestones ($ in millions):

Transaction	Product	Maximum Milestones	R&D / Approval Milestones	Sales Based and Other Milestones
Heptares Transaction	Neurological disorders	$3,239.5	$664.5	$2,575.0
AstraZeneca License	brazikumab (MEDI2070)	1,265.0	105.0	1,160.0
Tobira Acquisition	CVC	1,203.5	738.5	465.0
Naurex Transaction	GLYX-13 and NRX-1074	1,150.0	750.0	400.0
Akarna Transaction	Inflammatory and fibrotic diseases	1,015.0	640.0	375.0
Merck Transaction	Migraine Products	865.0	435.0	430.0
Chase Transaction	Neurodegenerative disorders	875.0	325.0	550.0
Retrosense Transaction	Novel gene therapy - vision	501.7	251.7	250.0
AqueSys Transaction	XEN45	325.0	25.0	300.0
Anterios Transaction	Botulinum toxin type A	387.5	207.5	180.0
Oculeve Acquisition	OD-01	300.0	200.0	100.0
Topokine Transaction	XAF5	260.0	110.0	150.0
Forsight Acquisition	Eye care	125.0	125.0	-
Northwood Acquisition	earFold	65.0	10.0	55.0
All Other		5,807.3	2,046.9	3,760.4
Total		$17,384.5	$6,634.1	$10,750.4

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

Returns and Other Allowances — The Company’s provision for returns and other allowances include returns, promotional allowances, and loyalty cards.

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

The following table summarizes the activity from continuing operations in the Company’s major categories of SRA ($ in millions):

	Chargebacks	Rebates	Return and Other Allowances	Cash Discounts	Total
Balance at December 31, 2013	$21.8	$284.1	$198.7	$6.6	$511.2
Add: Forest Acquisition	27.9	425.0	94.3	9.8	557.0
Provision related to sales in 2014	442.9	1,516.5	79.4	134.2	2,173.0
Credits and payments	(464.6)	(1,229.8)	(117.2)	(134.3)	(1,945.9)
Balance at December 31, 2014	$28.0	$995.8	$255.2	$16.3	$1,295.3
Add: Allergan Acquisition	14.1	306.4	100.4	8.6	429.5
Provision related to sales in 2015	649.9	4,035.7	659.9	275.6	5,621.1
Credits and payments	(613.8)	(3,993.5)	(648.0)	(275.4)	(5,530.7)
Balance at December 31, 2015	$78.2	$1,344.4	$367.5	$25.1	$1,815.2
Provision related to sales in 2016	1,003.2	4,338.7	1,390.1	306.5	7,038.5
Credits and payments	(967.2)	(4,069.1)	(1,341.7)	(296.9)	(6,674.9)
Balance at December 31, 2016	$114.2	$1,614.0	$415.9	$34.7	$2,178.8

The following table summarizes the balance sheet classification of our SRA reserves ($ in millions):

	As of December 31,
	2016	2015
Accounts receivable	$287.4	$245.0
Accounts payable and accrued expenses	1,891.4	1,570.2
	$2,178.8	$1,815.2

The provisions recorded to reduce gross product sales to net product sales, excluding discontinued operations, were as follows ($ in millions):

Years Ended December 31,	Gross Product Sales	Chargebacks	Rebates	Return and Other Allowances	Cash Discounts	Net Product Sales	Gross-to-net Percentages
2014	$6,782.1	$442.9	$1,516.5	$79.4	$134.2	$4,609.1	68.0%
2015	$18,125.1	$649.9	$4,035.7	$659.9	$275.6	$12,504.0	69.0%
2016	$21,398.6	$1,003.2	$4,338.7	$1,390.1	$306.5	$14,360.1	67.1%

The following table summarizes the activity from discontinued operations in the Company’s major categories of SRA ($ in millions):

	Chargebacks	Rebates	Return and Other Allowances	Cash Discounts	Total
Balance at December 31, 2013	$224.6	$777.7	$419.2	$41.1	$1,462.6
Provision related to sales in 2014	4,148.8	1,807.4	780.0	216.5	6,952.7
Credits and payments	(3,836.5)	(1,834.3)	(842.3)	(213.2)	(6,726.3)
Balance at December 31, 2014	$536.9	$750.8	$356.9	$44.4	$1,689.0
Provision related to sales in 2015	5,907.2	1,991.9	729.4	277.3	8,905.8
Credits and payments	(5,825.1)	(2,011.7)	(757.7)	(261.6)	(8,856.1)
Balance at December 31, 2015	$619.0	$731.0	$328.6	$60.1	$1,738.7
Provision related to sales in 2016	3,525.4	1,290.4	583.0	159.1	5,557.9
Credits and payments	(3,655.0)	(1,350.0)	(496.3)	(155.4)	(5,656.7)
Disposal of businesses	(489.4)	(671.4)	(415.3)	(63.8)	(1,639.9)
Balance at December 31, 2016	$-	$-	$-	$-	$-

The following table summarizes the balance sheet classification of our SRA reserves relating to the assets divested to Teva ($ in millions):

As of December 31,
2015
Current assets held for sale	$1,325.2
Current liabilities held for sale	413.5
$1,738.7

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

Inventory Valuation

Inventories consist of finished goods held for distribution, raw materials and work in process. Inventory includes brand pharmaceutical products which represents FDA approved or likely to be approved indications. Inventory valuation reserves are established based on a number of factors/situations including, but not limited to, raw materials, work in process or finished goods not meeting product specifications, product obsolescence, or application of the lower of cost (first-in, first-out method) or market (net realizable value) concepts. The determination of events requiring the establishment of inventory valuation reserves, together with the calculation of the amount of such reserves may require judgment. Assumptions utilized in our quantification of inventory reserves include, but are not limited to, estimates of future product demand, consideration of current and future market conditions, product net selling price, anticipated product launch dates, potential product obsolescence and other events relating to special circumstances surrounding certain products. No material adjustments have been required to our inventory reserve estimates for the periods presented. Adverse changes in assumptions utilized in our inventory reserve calculations could result in an increase to our inventory valuation reserves and higher cost of sales.

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

The Company regularly reviews IPR&D assets for impairment indicators.  In the year ended December 31, 2016, the Company recorded the following significant impairments:

•

$210.0 million relating to a urology product acquired in the Allergan Acquisition due to clinical data not supporting continuation of the R&D study.  This impairment was offset, in part, by a reduction contingent liability of $186.0 million recorded in R&D;

•	$106.0 million relating to a migraine treatment acquired in the Allergan Acquisition based on a decrease in projected cash flows due to a delay in potential launch;
•	$46.0 million relating to the Atopic Dermatitis pipeline candidate acquired in the Vitae Acquisition;
•

$33.0 million of the acquired ForSight IPR&D asset as the Company anticipates a delay in potential launch timing.  Offsetting this impairment was a corresponding reduction of acquired contingent consideration of $15.0 million, which reduced overall R&D expenses;

•	$35.0 million for an international eye care pipeline project based on a decrease in projected cash flows due to market conditions;
•	$40.0 million for a Botox® premature ejaculation product based on a decrease in projected cash flows;
•	$24.0 million relating to women’s healthcare IPR&D projects based on clinical trial results;
•	$190.0 million relating to osteoarthritis project based on clinical trial results; and
•	$42.0 million on a gastroenterology project based on the lack of future availability of active pharmaceutical ingredients.

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

•	Inventory which is recorded at fair market value factoring in selling price and costs to dispose. Inventory acquired is typically valued higher than replacement cost.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On May 28, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), with an effective date for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The effective date for ASU 2014-09 was deferred by one year through the issuance of ASU 2015-14, to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Subsequent to the issuance of ASU 2014-09, the FASB issued multiple updates which are intended to improve the operability and understandability of the implementation guidance, and to provide clarifying guidance in certain narrow areas and add some practical expedients, which include guidance on principal versus agent considerations; identifying performance obligations; licensing implementation guidance; assessing the specific collectability criterion and accounting for certain contracts; presentation of sales taxes and other similar taxes collected from customers; noncash consideration; contract modifications at transition and completed contracts at transition. The guidance provides clarification that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption, however, an entity is still required to disclose the effect of the changes on any prior periods retrospectively adjusted. The Company is continuing to evaluate the impact of the new revenue guidance.  The majority of the Company’s revenue relates to the sale of finished product to various customers and we do not believe that the adoption of the new standard will have a material impact on these transactions.  The Company is continuing to evaluate the impact of certain less significant transactions involving collaboration arrangements, warranties, as well as certain rebates and discounts offered.  The Company expects to adopt the standard in 2018 using the modified retrospective approach.

In January 2016, the FASB issued ASU 2016-01, which changes the requirement to require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this guidance is not anticipated to have a material impact on the Company’s financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, which states that a lessee should recognize the assets and liabilities that arise from leases. This update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the impact, if any, the pronouncement will have on our financial positions and results of operations.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. The Company has assessed the implementation impact on Retained Earnings noting a reduction in retained earnings of $62.4 million on January 1, 2017.

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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. The amendments require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments eliminate the exception for an intra-entity transfer of an asset other than inventory. Two common examples of assets included in the scope of the amendments are intellectual property and property, plant, and equipment. The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities in the first interim period if an entity issues interim financial statements. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is evaluating the impact the pronouncement will have on our financial positions and results of operations.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, clarifying the definition of a business. The amendments are intended to help companies evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. When substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. This introduces an initial required screening that, if met, eliminates the need for further assessment. To be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to create outputs. To be a business without outputs, there will need to be an organized workforce. The ASU also narrows the definition of the term “outputs” to be consistent with how it is described in Topic 606, Revenue from Contracts with Customers.  The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The changes to the definition of a business may result in more acquisitions being accounted for as asset acquisitions.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments eliminate Step 2 from the goodwill impairment test. The goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. The amendments should be applied on a prospective basis. The nature of and reason for the change in accounting principle should be disclosed upon transition. The amendments are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is evaluating the impact, if any, the amendments will have on our financial positions and results of operations.

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

Investment Risk

As of December 31, 2016, our total investments in marketable and equity securities of other companies, including equity method investments were $11,596.5 million (included in marketable securities and investments and other assets). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.

As of August 2, 2016, the Company owns 100.3 million Teva ordinary shares, which approximated $5.0 billion in value using the closing date Teva opening stock price discounted at a rate of 5.9 percent due to the lack of marketability, and which are subject to changes in value based on the price of Teva shares.  The Company is subject to lock-up restrictions with the investment in Teva, and as such, these shares are also subject to liquidity risk. During the year ended December 31, 2016, the Company recorded a $1,599.4 million unrealized loss on the Teva Shares due to a decline in share price, which was recorded as a component of “Other comprehensive income.” The Company currently considers the decline in value of its investment in Teva securities to be temporary.  We will continue to monitor the value of this investment to determine if the decline in value becomes other than temporary.

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

Floating Rate Debt

At December 31, 2016, borrowings outstanding under the floating rate notes were $1,000.0 million. Assuming a one percent increase in the applicable interest rate on the Company’s floating rates notes, annual interest expense would increase by approximately $10.0 million over the next twelve months.

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

At times we use foreign currency option contracts, which provide for the sale or purchase of foreign currencies, if exercised, to economically hedge the currency exchange risks associated with probable but not firmly committed transactions that arise in the normal course of our business. Probable but not firmly committed transactions are comprised primarily of sales of products and purchases of raw material in currencies other than the U.S. dollar. The foreign currency option contracts are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in the Euro. While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying exposures.

Net foreign currency gains and losses did not have a material effect on the Company’s results of operations for the years ended December 31, 2016, 2015 or 2014, respectively.

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

Evaluation of Disclosure Controls and Procedures

Allergan plc maintains “disclosure controls and procedures,” as such term is defined under Rule 13a-15(e) of the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed in the Allergan plc’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Allergan plc’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective.

As required by SEC Rule 13a-15(b), the Allergan plc carried out an evaluation, under the supervision and with the participation of Allergan plc’s management, including Allergan plc’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Allergan plc’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on this evaluation Allergan plc’s Principal Executive Officer and Principal Financial Officer concluded that Allergan plc’s disclosure controls and procedures were not effective as of December 31, 2016 because of the material weakness in our internal control over financial reporting described below.

Warner Chilcott Limited maintains “disclosure controls and procedures,” as such term is defined under Rule 13a-15(e) of the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Warner Chilcott Limited’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective.

As required by SEC Rule 13a-15(b), Warner Chilcott Limited carried out an evaluation, under the supervision and with the participation of Warner Chilcott Limited’s management, including Warner Chilcott Limited’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Warner Chilcott Limited’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on this evaluation Warner Chilcott Limited’s Principal Executive Officer and Principal Financial Officer concluded that Warner Chilcott Limited’s disclosure controls and procedures were not effective as of December 31, 2016 because of the material weakness in our internal control over financial reporting described below.

Management’s Reports on Internal Control over Financial Reporting of Allergan plc and Warner Chilcott Limited

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) of the Exchange Act. We maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of Allergan plc and Warner Chilcott Limited’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management of Allergan plc and Warner Chilcott Limited has assessed the effectiveness of Allergan plc and Warner Chilcott Limited’s internal control over financial reporting as of December 31, 2016 based on criteria set forth in “Internal Control — Integrated Framework” (2013) issued by Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment of internal control over financial reporting management concluded that Allergan plc and Warner Chilcott Limited did not maintain effective controls to appropriately assess the tax implications of certain transactions between our subsidiaries. This control deficiency did not result in a material misstatement of our current or prior period consolidated financial statements. However, this control deficiency could have resulted in a misstatement to the income tax accounts and disclosures, which would have resulted in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

Because of the above described material weakness in internal control over financial reporting, management concluded that our internal control over financial reporting was not effective as of December 31, 2016.

The effectiveness of Allergan plc’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Material Weakness Remediation

Management has begun to take steps to remediate the material weakness, including adding resources and enhancing existing controls and income tax reporting policies and procedures to ensure the implications of certain transactions between our subsidiaries are fully analyzed.    While we have made significant progress, the material weakness cannot be considered remediated until the enhanced controls have operated effectively for a sufficient period of time.

Changes in Internal Control Over Financial Reporting of Allergan plc and Warner Chilcott Limited

During the quarter ended December 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Allergan plc and Warner Chilcott Limited’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information concerning directors of Allergan required under this Item is incorporated herein by reference to the “Director Nominees For Election at the Annual Meeting” section of our definitive proxy statement, to be filed pursuant to Regulation 14A, related to our 2017 Annual General Meeting of Shareholders to be held on or about May 4, 2017 (our “2017 Proxy Statement”).

The information concerning our Audit Committee and the independence of its members required by this Item, along with information about the financial expert(s) serving on the Audit Committee, is incorporated by reference to “Audit and Compliance Committee” section of our 2017 Proxy Statement.

Executive Officers of the Registrant

Below are our executive officers as of February 24, 2017:

Name	Age	Principal Position with Registrant
Brenton L. Saunders	47	Chairman, Chief Executive Officer and President
Robert A. Stewart	49	Chief Operating Officer
William Meury	49	Chief Commercial Officer
Maria Teresa Hilado	52	Chief Financial Officer
A. Robert D. Bailey	53	Chief Legal Officer and Corporate Secretary
Karen Ling	53	Chief Human Resources Officer
Dr. C. David Nicholson	62	Chief R&D Officer
James C. D’Arecca	46	Chief Accounting Officer

Brenton L. Saunders

Mr. Saunders is Chairman, President and Chief Executive Officer of Allergan plc.  He was elected Chairman in 2016, and has served as a Director and as Chief Executive Officer and President from July 2014 to May 2016. He previously served as Chief Executive Officer and President of Forest Laboratories, Inc. and had served as a Director of Forest beginning in 2011. Mr. Saunders has significant healthcare industry expertise and a proven track-record leading business transformations and integrations.  Prior to Forest, he served as Chief Executive Officer of Bausch + Lomb Incorporated, a leading global eye health company, serving in this capacity from March 2010 until August 2013.  Mr. Saunders also held a number of leadership positions at Schering-Plough, including the position of President of Global Consumer Health Care and was named head of integration for the company’s merger with Merck & Co. and for Schering-Plough’s acquisition of Organon BioSciences. Before joining Schering-Plough, Mr. Saunders was a Partner and Head of Compliance Business Advisory at PricewaterhouseCoopers LLP. Prior to that, he was Chief Risk Officer at Coventry Health Care and Senior Vice President, Compliance, Legal and Regulatory at Home Care Corporation of America. Mr. Saunders began his career as Chief Compliance Officer for the Thomas Jefferson University Health System.  Mr. Saunders serves on the Board of Directors at RWJBarnabas Health and is a member of the Business Council and PhRMA. He received a B.A. from the University of Pittsburgh, an M.B.A. from Temple University School of Business, and a J.D. from Temple University School of Law.

Robert A. Stewart

Mr. Stewart is the Chief Operating Officer, and has served in this role since May 2016.  Prior to his current appointment, Mr. Stewart served as President, Generics and Global Operations from March 2015 to May 2016; Chief Operating Officer from July 2014 to March 2015; and President, Global Operations, from August 2010 to July 2014.  He joined the Company (then Watson) in November 2009 as Senior Vice President, Global Operations.  Prior to joining Watson, Mr. Stewart held various positions with Abbott Laboratories, Inc. from 2001 until 2009 where he most recently served as Divisional Vice President, Global Supply Chain, Quality Assurance and prior to this position served as Divisional Vice President for U.S./Puerto Rico and Latin America Plant Operations. Prior to joining Abbott Laboratories, Inc., he worked for Knoll Pharmaceutical Company from 1995 to 2001 and Hoffman La-Roche Inc. Mr. Stewart received B.S. degrees in Business Management / Finance from Fairleigh Dickinson University.

William Meury

Mr. Meury is the Chief Commercial Officer, and has served in this role since May 2016.  He previously served as President, Branded Pharma from March 2015 to May 2016. Mr. Meury joined the Company (then Actavis) in July 2014 as Executive Vice

President, Commercial, North American Brands. He has significant experience in launching and commercializing healthcare products. Prior to joining Actavis, he served as Executive Vice President, Sales and Marketing at Forest Laboratories, Inc. He joined Forest in 1993 and held multiple roles of increasing responsibility in Marketing, New Products, Business Development, and Sales. Before joining Forest, Mr. Meury worked in public accounting for Reznick Fedder & Silverman and in financial reporting for MCI Communications. He received a B.S. in Economics from the University of Maryland. Mr. Meury is currently a Board of Director of several organizations including The Jed Foundation, International Council of Ophthalmology Foundation, and The Allergan Foundation.

Maria Teresa Hilado

Ms. Hilado is the Chief Financial Officer, and has served in this role since December 2014.  Prior to joining the Company, she served as Senior Vice President, Finance and Treasurer of PepsiCo, Inc. from 2009 to 2014.  Before joining PepsiCo, Ms. Hilado served as Vice President and Treasurer for Schering-Plough Corporation from 2008 to 2009. Before joining Schering-Plough, she spent more than 17 years with General Motors Corporation in leadership roles of increasing responsibility, most notably Assistant Treasurer from 2006 to 2008 and CFO, GMAC Commercial Finance LLC from 2001 to 2005. Ms. Hilado began her career with Far East Bank and Trust Company, Manila, Philippines. Ms. Hilado received a B.S. in Management Engineering from Ateneo de Manila University in the Philippines, and an MBA from the University of Virginia’s Darden School of Business Administration.

Robert D. Bailey

Mr. Bailey is the Chief Legal Officer and Corporate Secretary, and has served in this role since July 2014. He previously served as Senior Vice President, Chief Legal Officer, General Counsel and Corporate Secretary of Forest Laboratories, Inc. from November 2013 to June 2014. Prior to that, Mr. Bailey served as Executive Vice President, Law, Policy and Communications at Bausch + Lomb from 2007 to 2013. Before joining Bausch + Lomb in 1994, he was an attorney at Nixon Peabody (formerly Nixon, Hargrave, Devans & Doyle). Mr. Bailey received his J.D. from the University of Minnesota and his B.A. from St. Olaf College in Northfield, MN.

Karen Ling

Ms. Ling is the Chief Human Resources Officer, and has served in this role since July 2014. She previously served as Senior Vice President and Chief Human Resources Officer at Forest Laboratories, Inc. from January 2014 to July 2014. Ms. Ling joined Forest from Merck & Co., where she served as Senior Vice President, Human Resources, for the company’s Global Human Health and Consumer Care businesses worldwide beginning in November 2011. Previously, she served as Vice President, Compensation and Benefits at Merck and Group Vice President, Global Compensation & Benefits at Schering-Plough (which was acquired by Merck). Prior to joining Schering-Plough in 2008, Ms. Ling spent 14 years at Wyeth Pharmaceuticals in various positions of responsibility in human resources and in Wyeth’s Labour and Employment Department. Before joining Wyeth, Ms. Ling was an attorney at Goldstein and Manello, P.C. in Boston. She is currently a member of the Board of Directors of the Glaucoma Foundation, Inc., a non-for-profit organization. Ms. Ling received her J.D. from Boston University School of Law and a B.A. from Yale University.

Dr. C. David Nicholson

Dr. Nicholson is the Chief R&D Officer and has served in this role since March 2015.  He joined the Company as Senior Vice President, Global Brands R&D in August 2014.  Previously, he served as Chief Technology Officer and EVP, R&D for Bayer CropScience from March 2012 to August 2014; Vice President of Licensing and Knowledge Management at Merck from 2009 to December 2011; and Senior Vice President, responsible for Global Project Management and Drug Safety at Schering-Plough from 2007 to 2009.  From 1988 to 2007, Dr. Nicholson held various leadership positions at Organon, where he most recently served as Executive Vice President, Research & Development and was a member of the company’s Executive Management Committee.  He received a B.Sc. from the University of Manchester and his Ph.D. from the University of Wales.

James C. D’Arecca

Mr. D’Arecca is the Chief Accounting Officer, and has served in this role since August 2013. Prior to joining the Company, he held a similar position at Bausch + Lomb. Prior to joining Bausch + Lomb, Mr. D’Arecca worked for Merck & Co. where he was Executive Director and Business Development Controller. Prior to joining Merck, Mr. D’Arecca was Executive Director and Assistant Controller at Schering-Plough. He also spent 13 years with PricewaterhouseCoopers as a Certified Public Accountant. Mr. D’Arecca received his M.B.A. from Columbia University and his B.S. in Accounting from Rutgers University.

Our executive officers are appointed annually by the Board of Directors, hold office until their successors are chosen and qualified and may be removed at any time by the affirmative vote of a majority of the Board of Directors. We have employment agreements with most of our executive officers. There are no family relationships between any director and executive officer of Allergan.

Section 16(a) Compliance

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2017 Proxy Statement.

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

The information concerning executive and director compensation, and concerning our compensation committee and the compensation committee report for Allergan required under this Item is incorporated herein by reference to the “Compensation Discussion and Analysis” section of our 2017 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning security ownership of certain beneficial owners and management and related stockholder matters and the equity compensation plan information required under this Item is incorporated herein by reference to the “Stock Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information as of December 31, 2016” sections of our 2017 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions, and director independence required under this Item is incorporated herein by reference to the “Certain Relationships and Related Transactions” and “Director Independence” sections of our 2017 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning principal accountant fees and services required under this Item is incorporated herein by reference to the “Audit Fees” section of our 2017 Proxy Statement.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules
(a)	The following documents are filed as part of the Annual Report on Form 10-K:
1.	Consolidated Financial Statement and Supplementary Data

All other financial statement schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

3.	Exhibits

Reference is hereby made to the Exhibit Index immediately following page F-112 Supplementary Data (Unaudited) of this Annual Report on Form 10-K.

ITEM 16.	Form 10-K Summary

Not applicable.

SIGNATURES Registrant

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th  day of February, 2017.

ALLERGAN plc

By:	/s/ Brenton L. Saunders
Brenton L. Saunders
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons and in the capacities indicated on the 24th day of February, 2017.

Signature	Title

/s/ Brenton L. Saunders	Chairman, Chief Executive Officer, President, Director
Brenton L. Saunders

/s/ Maria Teresa Hilado	Chief Financial Officer
Maria Teresa Hilado

/s/ James C. D'Arecca	Chief Accounting Officer
James C. D'Arecca

*	Director
Nesli Basgoz, M.D.

*	Director
Paul M. Bisaro

*	Director
James H. Bloem

*	Director
Christopher W. Bodine

*	Director
Adriane M. Brown

*	Director
Christopher J. Coughlin

*	Director
Michael R. Gallagher

*	Director
Catherine M. Klema

*	Director
Peter J. McDonnell, M.D.

*	Director
Patrick J. O'Sullivan

*	Director
Ronald Taylor

*	Director
Fred Weiss

*By:	/s/ A. Robert D. Bailey
A. Robert D. Bailey
Attorney-in-fact

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of February, 2017.

WARNER CHILCOTT LIMITED

By:	/s/ A. Robert D. Bailey
A. Robert D. Bailey
Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons and in the capacities indicated on the 24th day of February, 2017.

Signature	Title

/s/ Robert Whiteford	Vice President, Director of Finance and Assistant Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)
Robert Whiteford

/s/ A. Robert D. Bailey	Authorized Representative in the United States
A. Robert D. Bailey

/s/ Robert Whiteford	Director
Robert Whiteford

/s/ Donnan Hurst	Director
Donnan Hurst

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Registrants and their subsidiaries are required to be included in Item 15:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Allergan plc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Allergan plc and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the assessment of tax implications of certain transactions between its subsidiaries existed as of that date.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Florham Park, New Jersey

February 24, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Warner Chilcott Limited

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income/(loss), member’s equity and cash flows present fairly, in all material respects, the financial position of Warner Chilcott Limited and its subsidiaries as of December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Florham Park, New Jersey

February 24, 2017

ALLERGAN PLC

CONSOLIDATED BALANCE SHEETS

(In millions, except par value and share data)

	December 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$1,724.0	$1,096.0
Marketable securities	11,501.5	9.3
Accounts receivable, net	2,531.0	2,125.4
Inventories	718.0	757.5
Prepaid expenses and other current assets	1,383.4	495.3
Current assets held for sale	-	4,095.6
Total current assets	17,857.9	8,579.1
Property, plant and equipment, net	1,611.3	1,531.3
Investments and other assets	282.1	408.7
Non current assets held for sale	27.0	10,713.3
Deferred tax assets	233.3	49.5
Product rights and other intangibles	62,618.6	67,836.2
Goodwill	46,356.1	46,465.2
Total assets	$128,986.3	$135,583.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,019.0	$4,148.6
Income taxes payable	57.8	53.7
Current portion of long-term debt and capital leases	2,797.9	2,396.5
Current liabilities held for sale	-	1,693.2
Total current liabilities	7,874.7	8,292.0
Long-term debt and capital leases	29,970.8	40,133.9
Other long-term liabilities	1,085.0	1,262.0
Long-term liabilities held for sale	-	535.4
Other taxes payable	886.2	801.9
Deferred tax liabilities	12,969.1	7,968.8
Total liabilities	52,785.8	58,994.0
Commitments and contingencies (Refer to Note 24)
Equity:
Preferred shares, $0.0001 par value per share, 5.1 million shares authorized, 5.1 million and 5.1 million shares issued and outstanding, respectively	4,929.7	4,929.7
Ordinary shares; $0.0001 par value per share; 1,000.0 million shares authorized, 334.9 million and 394.5 million shares issued and outstanding, respectively	-	-
Additional paid-in capital	53,958.9	68,508.3
Retained earnings	18,342.5	3,647.5
Accumulated other comprehensive (loss)	(1,038.4)	(494.1)
Total shareholders’ equity	76,192.7	76,591.4
Noncontrolling interest	7.8	(2.1)
Total equity	76,200.5	76,589.3
Total liabilities and equity	$128,986.3	$135,583.3

See accompanying Notes to Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
Net revenues	$14,570.6	$12,688.1	$4,676.5
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	1,860.8	2,751.8	1,704.8
Research and development	2,575.7	2,358.5	605.7
Selling and marketing	3,266.4	2,765.1	1,066.0
General and administrative	1,473.9	1,716.4	1,201.4
Amortization	6,470.4	5,443.7	1,935.8
In-process research and development impairments	743.9	511.6	424.3
Asset sales and impairments, net	5.0	272.0	305.7
Total operating expenses	16,396.1	15,819.1	7,243.7
Operating (loss)	(1,825.5)	(3,131.0)	(2,567.2)

Interest income	69.9	10.6	8.1
Interest (expense)	(1,295.6)	(1,193.3)	(411.8)
Other income (expense), net	219.2	(233.8)	(27.3)
Total other (expense), net	(1,006.5)	(1,416.5)	(431.0)
(Loss) before income taxes and noncontrolling interest	(2,832.0)	(4,547.5)	(2,998.2)
(Benefit) for income taxes	(1,897.0)	(1,605.9)	(513.6)
Net (loss) from continuing operations, net of tax	(935.0)	(2,941.6)	(2,484.6)
Income from discontinued operations, net of tax	15,914.5	6,861.0	854.1
Net income / (loss)	14,979.5	3,919.4	(1,630.5)
(Income) attributable to noncontrolling interest	(6.1)	(4.2)	-
Net income / (loss) attributable to shareholders	14,973.4	3,915.2	(1,630.5)
Dividends on preferred shares	278.4	232.0	-
Net income / (loss) attributable to ordinary shareholders	$14,695.0	$3,683.2	$(1,630.5)

(Loss) / income per share attributable to ordinary shareholders - basic:
Continuing operations	$(3.17)	$(8.64)	$(11.31)
Discontinued operations	41.35	18.65	3.89
Net income / (loss) per share - basic	$38.18	$10.01	$(7.42)
(Loss) / income per share attributable to ordinary shareholders - diluted:
Continuing operations	$(3.17)	$(8.64)	$(11.31)
Discontinued operations	41.35	18.65	3.89
Net income / (loss) per share - diluted	$38.18	$10.01	$(7.42)

Weighted average shares outstanding:
Basic	384.9	367.8	219.7
Diluted	384.9	367.8	219.7

See accompanying Notes to Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

(In millions)

	Years Ended December 31,
	2016	2015	2014
Net income / (loss)	$14,979.5	$3,919.4	$(1,630.5)
Other comprehensive (loss) / income
Foreign currency translation (losses)	(441.6)	(129.9)	(519.5)
Impact of Teva Transaction	1,544.8	-	-
Unrealized (losses) / gains, net of tax	(1,647.5)	101.2	(36.4)
Total other comprehensive (loss), net of tax	(544.3)	(28.7)	(555.9)
Comprehensive income / (loss)	14,435.2	3,890.7	(2,186.4)
Comprehensive (income) attributable to noncontrolling interest	(6.1)	(4.2)	-
Comprehensive income / (loss) attributable to ordinary shareholders	$14,429.1	$3,886.5	$(2,186.4)

See accompanying Notes to Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities:
Net income / (loss)	$14,979.5	$3,919.4	$(1,630.5)
Reconciliation to net cash provided by operating activities:
Depreciation	155.8	218.3	230.9
Amortization	6,475.2	5,777.0	2,597.5
Provision for inventory reserve	181.4	140.9	156.1
Share-based compensation	334.5	690.4	368.0
Deferred income tax benefit	(1,443.9)	(7,380.1)	(690.1)
Pre-tax gain on sale of businesses to Teva	(24,511.1)	-	-
Non-cash tax effect of gain on sale of businesses to Teva	5,285.2	-	-
In-process research and development impairments	743.9	511.6	424.3
Goodwill impairment	-	-	17.3
Loss on asset sales and impairments, net	5.0	334.4	143.1
Amortization of inventory step-up	42.4	1,192.9	985.8
Amortization of deferred financing costs	51.0	298.3	87.2
Accretion and contingent consideration	(66.8)	108.8	(71.2)
Excess tax benefit from stock-based compensation	(20.4)	(76.1)	(51.1)
Non-cash impact of debt extinguishment	-	-	(91.7)
Impact of assets held for sale	-	-	190.8
Other, net	(59.9)	66.4	8.5
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	(191.0)	(1,034.3)	(611.1)
Decrease / (increase) in inventories	(268.4)	(226.2)	(207.2)
Decrease / (increase) in prepaid expenses and other current assets	29.9	70.9	29.4
Increase / (decrease) in accounts payable and accrued expenses	313.5	142.5	394.6
Increase / (decrease) in income and other taxes payable	(326.6)	(87.8)	29.7
Increase / (decrease) in other assets and liabilities	(283.9)	(137.3)	(67.3)
Net cash provided by operating activities	1,425.3	4,530.0	2,243.0
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(331.4)	(454.9)	(238.6)
Additions to product rights and other intangibles	(2.0)	(154.7)	(36.1)
Sale of businesses to Teva	33,804.2	-	-
Additions to investments	(15,743.5)	(24.3)	(1.0)
Proceeds from sale of investments and other assets	7,771.6	883.0	453.7
Proceeds from sales of property, plant and equipment	33.3	140.1	13.7
Acquisitions of businesses, net of cash acquired	(1,198.9)	(37,510.1)	(5,562.3)
Net cash provided by / (used in) investing activities	24,333.3	(37,120.9)	(5,370.6)
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness	-	26,455.7	8,076.2
Proceeds from borrowings on credit facility and other	1,050.0	3,682.0	1,280.0
Debt issuance and other financing costs	-	(310.8)	(224.3)
Payments on debt, including capital lease obligations	(10,848.7)	(5,134.2)	(6,127.0)
Proceeds from issuance of preferred shares	-	4,929.7	-
Proceeds from issuance of ordinary shares	-	4,071.1	-
Proceeds from stock plans	172.1	230.0	105.9
Payments of contingent consideration	(161.1)	(230.1)	(14.3)
Repurchase of ordinary shares	(15,076.4)	(118.0)	(130.1)
Dividends	(278.4)	(208.1)	-
Excess tax benefit from stock-based compensation	20.4	76.1	51.1
Net cash (used in) / provided by financing activities	(25,122.1)	33,443.4	3,017.5
Effect of currency exchange rate changes on cash and cash equivalents	(8.5)	(6.5)	(5.9)
Movement in cash held for sale	-	-	37.0
Net increase / (decrease) in cash and cash equivalents	628.0	846.0	(79.0)
Cash and cash equivalents at beginning of period	1,096.0	250.0	329.0
Cash and cash equivalents at end of period	$1,724.0	$1,096.0	$250.0
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Income taxes other, net of refunds	$3,692.7	$377.6	$560.6
Interest	$1,277.9	$689.9	$316.8
Schedule of Non-Cash Investing and Financing Activities:
Non-cash receipt of Teva shares	$5,038.6	$-	$-
Dividends accrued	$23.2	$24.0	$-
Non-cash equity issuance for the Acquisition of Allergan net assets	$-	$34,687.2	$-
Non-cash equity issuance for the Acquisition of Kythera net assets	$-	$40.0	$-
Non-cash equity issuance for the Acquisition of Forest net assets	$-	$-	$20,590.5

See accompanying Notes to Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

						Retained	Accumulated
					Additional	Earnings/	Other
	Ordinary Shares		Preferred Shares		Paid-in-	(Accumulated	Comprehensive	Treasury Shares
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income / (Loss)	Shares	Amount	Total
BALANCE, January 1, 2014	174.2	$-	-	$-	$8,012.6	$1,432.3	$90.5	-	$(3.3)	$9,532.1
Comprehensive income:
Net income (loss) attributable to shareholders	-	-	-	-	-	(1,630.5)	-	-	-	(1,630.5)
Other comprehensive (loss), net of tax	-	-	-	-	-	-	(555.9)	-	-	(555.9)
Total comprehensive income			-	-						(2,186.4)
Share-based compensation	-	-	-	-	368.0	-	-	-	-	368.0
Issuance for the Forest Acquisition	90.9	-	-	-	20,590.5	-	-	-	-	20,590.5
Ordinary shares issued under employee stock plans	1.4	-	-	-	105.9	-	-	-	-	105.9
Tax benefits from exercise of options	-	-	-	-	51.1	-	-	-	-	51.1
Repurchase of ordinary shares	(0.6)	-	-	-	(133.4)	-	-	-	3.3	(130.1)
BALANCE, December 31, 2014	265.9	$-	-	$-	$28,994.7	$(198.2)	$(465.4)	-	$-	$28,331.1
Comprehensive income:
Net income attributable to shareholders	-	-	-	-	-	3,915.2	-	-	-	3,915.2
Other comprehensive (loss), net of tax	-	-	-	-	-	-	(28.7)	-	-	(28.7)
Total comprehensive income										3,886.5
Share-based compensation	-	-	-	-	690.4	-	-	-	-	690.4
Issuance for the Allergan Acquisition	126.3	-		-	38,757.6	-	-	-	-	38,757.6
Issuance of Mandatory Convertible Preferred Shares	-	-	5.1	4,929.7	-	-	-	-	-	4,929.7
Issuance for the Kythera Acquisition	-	-	-	-	40.0	-	-	-	-	40.0
Ordinary shares issued under employee stock plans	2.7	-	-	-	230.0	-	-	-	-	230.0
Tax benefits from exercise of options	-	-	-	-	76.1	-	-	-	-	76.1
Dividends declared	-	-	-	-	(162.5)	(69.5)	-	-	-	(232.0)
Repurchase of ordinary shares	(0.4)	-	-	-	(118.0)	-	-	-	-	(118.0)
BALANCE, December 31, 2015	394.5	$-	5.1	$4,929.7	$68,508.3	$3,647.5	$(494.1)	-	$-	$76,591.4
Comprehensive income:
Net income attributable to shareholders	-	-	-	-	-	14,973.4	-	-	-	14,973.4
Other comprehensive (loss), net of tax	-	-	-	-	-	-	(2,089.1)	-	-	(2,089.1)
Other comprehensive income resulting from the Teva Transaction	-	-	-	-	-	-	1,544.8	-	-	1,544.8
Total comprehensive income										14,429.1
Share-based compensation	-	-	-	-	334.5	-	-	-	-	334.5
Ordinary shares issued under employee stock plans	2.3	-	-	-	172.1	-	-	-	-	172.1
Tax benefits from exercise of options	-	-	-	-	20.4	-	-	-	-	20.4
Dividends declared	-	-	-	-	-	(278.4)	-	-	-	(278.4)
Repurchase of ordinary shares under the share repurchase programs	(61.6)	-	-	-	(15,000.0)	-	-	-	-	(15,000.0)
Repurchase of ordinary shares	(0.3)	-	-	-	(76.4)	-	-	-	-	(76.4)
BALANCE, December 31, 2016	334.9	$-	5.1	$4,929.7	$53,958.9	$18,342.5	$(1,038.4)	-	$-	$76,192.7

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$1,713.2	$1,036.2
Marketable securities	11,501.5	9.3
Accounts receivable, net	2,531.0	2,125.4
Receivable from Parents	9,289.2	457.3
Inventories	718.0	757.5
Prepaid expenses and other current assets	1,382.1	492.8
Current assets held for sale	-	4,095.6
Total current assets	27,135.0	8,974.1
Property, plant and equipment, net	1,611.3	1,531.3
Investments and other assets	282.1	408.7
Non current receivables from Parents	3,964.0	-
Non current assets held for sale	27.0	10,713.3
Deferred tax assets	233.3	49.5
Product rights and other intangibles	62,618.6	67,836.2
Goodwill	46,356.1	46,465.2
Total assets	$142,227.4	$135,978.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,993.3	$4,094.5
Payables to Parents	1,372.8	1,466.8
Income taxes payable	57.8	53.7
Current portion of long-term debt and capital leases	2,797.9	2,396.5
Current liabilities held for sale	-	1,693.2
Total current liabilities	9,221.8	9,704.7
Long-term debt and capital leases	29,970.8	40,133.9
Other long-term liabilities	1,086.0	1,262.0
Long-term payables to Parents	-	-
Long-term liabilities held for sale	-	535.4
Other taxes payable	886.2	801.9
Deferred tax liabilities	12,969.1	7,968.8
Total liabilities	54,133.9	60,406.7
Commitments and contingencies
Equity:
Member's capital	72,935.1	72,935.1
Retained earnings	16,189.0	3,132.7
Accumulated other comprehensive (loss)	(1,038.4)	(494.1)
Total members’ equity	88,085.7	75,573.7
Noncontrolling interest	7.8	(2.1)
Total equity	88,093.5	75,571.6
Total liabilities and equity	$142,227.4	$135,978.3

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Years Ended December 31,
	2016	2015	2014
Net revenues	$14,570.6	$12,688.1	$4,676.5
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	1,860.8	2,751.8	1,704.8
Research and development	2,575.7	2,358.5	605.7
Selling and marketing	3,266.4	2,765.1	1,066.0
General and administrative	1,350.4	1,581.0	1,131.4
Amortization	6,470.4	5,443.7	1,935.8
In-process research and development impairments	743.9	511.6	424.3
Asset sales and impairments, net	5.0	272.0	305.7
Total operating expenses	16,272.6	15,683.7	7,173.7
Operating (loss)	(1,702.0)	(2,995.6)	(2,497.2)
Non-operating income (expense):
Interest income	111.1	10.6	8.1
Interest (expense)	(1,295.6)	(1,193.3)	(411.8)
Other income (expense), net	172.2	(233.8)	(27.3)
Total other income (expense), net	(1,012.3)	(1,416.5)	(431.0)
(Loss) before income taxes and noncontrolling interest	(2,714.3)	(4,412.1)	(2,928.2)
(Benefit) for income taxes	(1,897.0)	(1,605.9)	(513.6)
Net (loss) from continuing operations, net of tax	(817.3)	(2,806.2)	(2,414.6)
Income from discontinued operations, net of tax	15,914.5	6,861.0	854.1
Net income / (loss)	15,097.2	4,054.8	(1,560.5)
(Income) attributable to noncontrolling interest	(6.1)	(4.2)	-
Net income / (loss) attributable to members	$15,091.1	$4,050.6	$(1,560.5)

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

(In millions)

	Years Ended December 31,
	2016	2015	2014
Net income / (loss)	$15,097.2	$4,054.8	$(1,560.5)
Other comprehensive (loss) / income
Foreign currency translation (losses)	(441.6)	(129.9)	(519.5)
Impact of Teva Transaction	1,544.8	-	-
Unrealized (losses) / gains, net of tax	(1,647.5)	101.2	(36.4)
Total other comprehensive (loss), net of tax	(544.3)	(28.7)	(555.9)
Comprehensive income / (loss)	14,552.9	4,026.1	(2,116.4)
Comprehensive (income) attributable to noncontrolling interest	(6.1)	(4.2)	-
Comprehensive income / (loss) attributable to members	$14,546.8	$4,021.9	$(2,116.4)

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities:
Net income / (loss)	$15,097.2	$4,054.8	$(1,560.5)
Reconciliation to net cash provided by operating activities:
Depreciation	155.8	218.3	230.9
Amortization	6,475.2	5,777.0	2,597.5
Provision for inventory reserve	181.4	140.9	156.1
Share-based compensation	334.5	690.4	368.0
Deferred income tax benefit	(1,443.9)	(7,380.1)	(690.1)
Pre-tax gain on sale of businesses to Teva	(24,511.1)	-	-
Non-cash tax effect of gain on sale of businesses to Teva	5,285.2	-	-
In-process research and development impairments	743.9	511.6	424.3
Goodwill impairment	-	-	17.3
Loss on asset sales and impairments, net	5.0	334.4	143.1
Amortization of inventory step-up	42.4	1,192.9	985.8
Amortization of deferred financing costs	51.0	298.3	87.2
Accretion and contingent consideration	(66.8)	108.8	(71.2)
Non-cash impact of debt extinguishment	-	-	(91.7)
Impact of assets held for sale	-	-	190.8
Other, net	(59.9)	66.4	8.5
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	(191.0)	(1,033.6)	(611.2)
Decrease / (increase) in inventories	(268.4)	(226.2)	(207.2)
Decrease / (increase) in prepaid expenses and other current assets	28.6	71.3	29.4
Increase / (decrease) in accounts payable and accrued expenses	339.2	193.5	387.6
Increase / (decrease) in income and other taxes payable	(326.6)	(87.8)	29.7
Increase / (decrease) in other assets and liabilities, including receivable / payable with Parents	(292.7)	(266.9)	(154.6)
Net cash provided by operating activities	1,579.0	4,664.0	2,269.7
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(331.4)	(454.9)	(238.6)
Additions to product rights and other intangibles	(2.0)	(154.7)	(36.1)
Sale of businesses to Teva	33,804.2	-	-
Additions to investments	(15,743.5)	(24.3)	(1.0)
Proceeds from the sale of investments and other assets	7,771.6	883.0	453.7
Loans to Parent	(13,232.2)	-	-
Proceeds from sales of property, plant and equipment	33.3	140.1	13.7
Acquisitions of businesses, net of cash acquired	(1,198.9)	(37,510.1)	(5,562.3)
Net cash provided by / (used in) investing activities	11,101.1	(37,120.9)	(5,370.6)
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness	-	26,455.7	8,076.2
Proceeds from borrowings on credit facility and other	1,050.0	3,682.0	1,280.0
Debt issuance and other financing costs	-	(310.8)	(224.3)
Payments on debt, including capital lease obligations	(10,848.7)	(5,134.2)	(6,127.0)
Payments of contingent consideration	(161.1)	(230.1)	(14.3)
Dividend to Parent	(2,034.8)	(208.1)	-
Contribution from Parent	-	9,000.8	-
Net cash (used in) / provided by financing activities	(11,994.6)	33,255.3	2,990.6
Effect of currency exchange rate changes on cash and cash equivalents	(8.5)	(6.5)	(5.9)
Movement in cash held for sale	-	-	37.0
Net increase / (decrease) in cash and cash equivalents	677.0	791.9	(79.2)
Cash and cash equivalents at beginning of period	1,036.2	244.3	323.5
Cash and cash equivalents at end of period	$1,713.2	$1,036.2	$244.3
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Income taxes other, net of refunds	$3,692.7	$377.6	$560.6
Interest	$1,277.9	$689.9	$316.8
Schedule of Non-Cash Investing and Financing Activities:
Non-cash receipt of Teva shares	$5,038.6	$-	$-

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY

(In millions, except share data)

	Member's Capital
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Total
BALANCE, January 1, 2014	100.0	$8,049.8	$1,458.2	$90.5	$9,598.5
Comprehensive income:
Net (loss) attributable to members	-	-	(1,560.5)	-	(1,560.5)
Other comprehensive (loss), net of tax	-	-	-	(555.9)	(555.9)
Total comprehensive income					(2,116.4)
Contribution from Parent	-	21,406.1	-	-	21,406.1
Dividend to Parent	-	-	(815.6)	-	(815.6)
BALANCE, December 31, 2014	100.0	$29,455.9	$(917.9)	$(465.4)	$28,072.6
Comprehensive income:
Net income attributable to members	-	-	4,050.6	-	4,050.6
Other comprehensive (loss), net of tax	-	-	-	(28.7)	(28.7)
Total comprehensive income					4,021.9
Contribution from Parent	-	43,687.3	-	-	43,687.3
Dividend to Parent	-	(208.1)	-	-	(208.1)
BALANCE, December 31, 2015	100.0	$72,935.1	$3,132.7	$(494.1)	$75,573.7
Comprehensive income:
Net income attributable to members	-	-	15,091.1	-	15,091.1
Other comprehensive (loss), net of tax	-	-	-	(2,089.1)	(2,089.1)
Other comprehensive income resulting from the Teva Transaction	-	-	-	1,544.8	1,544.8
Total comprehensive income					14,546.8
Dividend to Parent	-	-	(2,034.8)	-	(2,034.8)
BALANCE, December 31, 2016	100.0	$72,935.1	$16,189.0	$(1,038.4)	$88,085.7

See accompanying Notes to Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Description of Business

Allergan plc is a global specialty pharmaceutical company engaged in the development, manufacturing, marketing, and distribution of brand name pharmaceutical products (“brand”, “branded” or “specialty brand”), medical aesthetics, biosimilar and over-the-counter (“OTC”) pharmaceutical products. The Company has operations in more than 100 countries. Warner Chilcott Limited is an indirect wholly-owned subsidiary of Allergan plc and has the same principal business activities. As a result of the Allergan Acquisition, the Company expanded its franchises to include ophthalmology, neurosciences and medical aesthetics/dermatology/plastic surgery, which complements the Company’s central nervous system, gastroenterology, women’s health and urology franchises. The Company benefits significantly from our global brand equity and consumer awareness of key products, including Botox® and Restasis®.

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

On October 3, 2016, the Company completed the divestiture of the Anda Distribution business to Teva for $500.0 million. Teva acquired our Anda Distribution business, which distributes generic, branded, specialty and OTC pharmaceutical products from more than 300 manufacturers to retail independent and chain pharmacies, nursing homes, mail order pharmacies, hospitals, clinics and physician offices across the U.S.

The Company recognized a combined gain on the sale of the Anda Distribution business and the sale of our global generics business of $15,932.2 million as well as deferred liabilities relating to other elements of our arrangements with Teva of $299.2 million.

As part of the Teva Transaction, Teva acquired our global generics business, including the United States (“U.S.”) and international generic commercial units, our third-party supplier Medis, our global generic manufacturing operations, our global generic research and development (“R&D”) unit, our international OTC commercial unit (excluding OTC eye care products) and certain established international brands.

As a result of the Teva Transaction and the divestiture of the Company’s Anda Distribution business, and in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) number 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, the Company accounted for the assets and liabilities divested as held for sale as of December 31, 2015.  Further, the financial results of the businesses held for sale have been reclassified to discontinued operations for all periods presented in our consolidated financial statements. The results of our discontinued operations include the results of our generic product development, manufacturing and distribution of off-patent pharmaceutical products, certain established international brands marketed similarly to generic products and out-licensed generic pharmaceutical products primarily in Europe through our Medis third-party business through August 2, 2016, as well as our Anda Distribution business through October 3, 2016.

NOTE 2 — Formation of the Company

Allergan plc (formerly known as Actavis plc) was incorporated in Ireland on May 16, 2013 as a private limited company and re-registered effective September 20, 2013 as a public limited company. It was established for the purpose of facilitating the business combination between Allergan Finance, LLC (formerly known as Actavis, Inc.) and Warner Chilcott plc (“Warner Chilcott”). On October 1, 2013, pursuant to the transaction agreement dated May 19, 2013 among Allergan Finance, LLC (formerly known as Actavis, Inc.), Warner Chilcott, the Company, Actavis Ireland Holding Limited, Actavis W.C. Holding LLC (now known as Actavis W.C. Holding Inc.) and Actavis W.C. Holding 2 LLC (now known as Actavis W.C. Holding 2 Inc.), (i) the Company acquired Warner Chilcott (the “Warner Chilcott Acquisition”) pursuant to a scheme of arrangement under Section 201, and a capital reduction under Sections 72 and 74, of the Irish Companies Act of 1963, where each Warner Chilcott ordinary share was converted into 0.160 of an Allergan plc ordinary share (the “Company Ordinary Shares”), or $5,833.9 million in equity consideration, and (ii) Actavis W.C. Holding 2 Inc. merged with and into Allergan Finance, LLC, with Allergan Finance, LLC as the surviving corporation in the merger (the “Merger” and, together with the Warner Chilcott Acquisition, the “Warner Chilcott Transactions”). Following the consummation of the Warner Chilcott Transactions, Allergan Finance, LLC and Warner Chilcott became wholly-owned subsidiaries of Allergan plc. Each of Allergan Finance, LLC’s common shares was converted into one Company Ordinary Share. Effective October 1, 2013, through a series of related-party transactions, Allergan plc contributed its indirect subsidiaries, including Allergan Finance, LLC, to its subsidiary Warner Chilcott Limited.

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

References throughout to “Ordinary Shares” refer to Allergan Finance, LLC’s Class A common shares, par value $0.0033 per share, prior to the consummation of the Warner Chilcott Transactions and to Allergan plc’s ordinary shares, par value $0.0001 per share, since the consummation of the Warner Chilcott Transactions.

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

	December 31, 2016			December 31, 2015
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
Cash and cash equivalents	$1,724.0	$1,713.2	$10.8	$1,096.0	$1,036.2	$59.8
Prepaid expenses and other current assets	1,383.4	1,382.1	1.3	495.3	492.8	2.5
Accounts payable and accrued liabilities	5,019.0	4,993.3	25.7	4,148.6	4,094.5	54.1
Other long-term liabilities	1,085.0	1,086.0	(1.0)	1,262.0	1,262.0	-

	Year Ended December 31, 2016			Year Ended December 31, 2015			Year Ended December 31, 2014
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
General and administrative expenses	$1,473.9	$1,350.4	$123.5	$1,716.4	$1,581.0	$135.4	$1,201.4	$1,131.4	$70.0
Operating (loss)	(1,825.5)	(1,702.0)	(123.5)	(3,131.0)	(2,995.6)	(135.4)	(2,567.2)	(2,497.2)	(70.0)
Interest Income	69.9	111.1	(41.2)	10.6	10.6	-	8.1	8.1	-
Other income (expense), net	219.2	172.2	47.0	(233.8)	(233.8)	-	(27.3)	(27.3)	-
(Loss) before income taxes and noncontrolling interest	(2,832.0)	(2,714.3)	(117.7)	(4,547.5)	(4,412.1)	(135.4)	(2,998.2)	(2,928.2)	(70.0)
(Benefit) for income taxes	(1,897.0)	(1,897.0)	-	(1,605.9)	(1,605.9)	-	(513.6)	(513.6)	-
Net (loss) from continuing operations, net of tax	(935.0)	(817.3)	(117.7)	(2,941.6)	(2,806.2)	(135.4)	(2,484.6)	(2,414.6)	(70.0)
Net income / (loss)	14,979.5	15,097.2	(117.7)	3,919.4	4,054.8	(135.4)	(1,630.5)	(1,560.5)	(70.0)
Net income / (loss) attributable to ordinary shareholders/members	14,695.0	15,091.1	(396.1)	3,683.2	4,050.6	(367.4)	(1,630.5)	(1,560.5)	(70.0)
Dividends on preferred stock	278.4	-	278.4	232.0	-	232.0	-	-	-

The difference between general and administrative expenses in the years ending December 31, 2016, 2015 and 2014 were due to corporate related expenses incurred at Allergan plc as well as non-recurring transaction costs incurred as part of the acquisitions of the Company, including Allergan, Forest and the terminated transaction with Pfizer Inc. Movements in equity are due to historical differences in the results of operations of the companies and differences in equity awards.

As of December 31, 2016, Warner Chilcott Limited had $9.3 billion in Receivables from Parents and $4.0 billion in Non-current Receivables from Parents.  These receivables related to intercompany loans between Allergan plc and Actavis Capital, S.a.r.l and Forest Finance BV, subsidiaries of Warner Chilcott Limited.  These loans are interest-bearing loans with varying term dates.  Total interest income recognized during the year ended December 31, 2016 was $41.2 million.

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

Use of Estimates

Management is required to make certain estimates and assumptions in order to prepare consolidated financial statements in conformity with GAAP. Such estimates and assumptions affect the reported financial statements. The Company’s most significant estimates relate to the determination of SRA’s (defined below) included within either accounts receivable or accrued liabilities, the valuation of inventory balances, the determination of useful lives for intangible assets, pension and other post-retirement benefit plan assumptions, the assessment of expected cash flows used in evaluating goodwill and other long-lived assets for impairment and recognition and measurement of assets acquired and liabilities assumed in business combinations at fair value. The estimation process required to prepare the Company’s consolidated financial statements requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. The Company’s actual results could differ materially from those estimates.

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

The Company realizes foreign currency gains / (losses) in the normal course of business based on movement in the applicable exchange rates. These transactional gains / (losses) are included as a component of general and administrative expenses.

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

Inventories

Inventories consist of finished goods held for distribution, raw materials and work in process. Inventory includes brand pharmaceutical and medical aesthetic products which represent Food and Drug Administration (“FDA”) approved or likely to be approved indications. Inventory valuation reserves are established based on a number of factors/situations including, but not limited to, raw materials, work in process or finished goods not meeting product specifications, product obsolescence, or application of the lower of cost (first-in, first-out method) or market (net realizable value) concepts. The determination of events requiring the establishment of inventory valuation reserves, together with the calculation of the amount of such reserves may require judgment. Assumptions utilized in our quantification of inventory reserves include, but are not limited to, estimates of future product demand, consideration of current and future market conditions, product net selling price, anticipated product launch dates, potential product obsolescence and other events relating to special circumstances surrounding certain products. No material adjustments have been required to our inventory reserve estimates for the periods presented. Adverse changes in assumptions utilized in our inventory reserve calculations could result in an increase to our inventory valuation reserves and higher cost of sales.

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

Marketable Securities

The Company’s marketable securities consist of U.S. treasury and agency securities and debt and equity securities of publicly-held companies. The Company’s marketable securities are classified as available-for-sale and are recorded at fair value, based upon quoted market prices. Unrealized temporary adjustments to fair value are included on the balance sheet in a separate component of stockholders’ equity as unrealized gains and losses and are reported as a component of accumulated other comprehensive income / (loss). No gains or losses on marketable securities are realized until shares are sold or a decline in fair value is determined to be other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

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

Warranties

The Company provides warranty programs for breast implant sales primarily in the United States, Europe and certain other countries. Management estimates the amount of potential future claims from these warranty programs based on actuarial analyses. Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value. The provision for warranty expense in the year ended December 31, 2016 and 2015 was $6.8 million and $4.5 million, respectively.  The liability is included in both current and long-term liabilities in the Company’s consolidated balance sheets and amounted to $2.2 million and $28.1 million, respectively, as of December 31, 2016, and $7.6 million and $28.4 million, respectively, as of December 31, 2015. The U.S. programs include the ConfidencePlus® and ConfidencePlus® Premier warranty programs. The ConfidencePlus® program, which is limited to saline breast implants, currently provides lifetime product replacement and contralateral implant replacement. The ConfidencePlus® Premier program, which is standard for silicone gel implants and requires a low enrollment fee for saline breast implants, generally provides lifetime product replacement, $2,400 of financial assistance for saline breast implants and $3,500 of financial assistance for silicone gel breast implants for surgical procedures within ten years of implantation and contralateral implant replacement. The warranty programs in non-U.S. markets generally have similar terms and conditions to the U.S. programs. The Company does not warrant any level of aesthetic result and, as required by government regulation, makes extensive disclosures concerning the risks of the use of its products and breast implant surgery. Changes to actual warranty claims incurred and interest rates could have a material impact on the actuarial analysis and the Company’s estimated liabilities. A large majority of the product warranty liability arises from the U.S. warranty programs. The Company does not currently offer any similar warranty program on any other product.

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

Returns and Other Allowances — The Company’s provision for returns and other allowances include returns, promotional allowances, and loyalty cards.

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

The following table summarizes the activity from continuing operations in the Company’s major categories of SRA ($ in millions):

	Chargebacks	Rebates	Return and Other Allowances	Cash Discounts	Total
Balance at December 31, 2013	$21.8	$284.1	$198.7	$6.6	$511.2
Add: Forest Acquisition	27.9	425.0	94.3	9.8	557.0
Provision related to sales in 2014	442.9	1,516.5	79.4	134.2	2,173.0
Credits and payments	(464.6)	(1,229.8)	(117.2)	(134.3)	(1,945.9)
Balance at December 31, 2014	$28.0	$995.8	$255.2	$16.3	$1,295.3
Add: Allergan Acquisition	14.1	306.4	100.4	8.6	429.5
Provision related to sales in 2015	649.9	4,035.7	659.9	275.6	5,621.1
Credits and payments	(613.8)	(3,993.5)	(648.0)	(275.4)	(5,530.7)
Balance at December 31, 2015	$78.2	$1,344.4	$367.5	$25.1	$1,815.2
Provision related to sales in 2016	1,003.2	4,338.7	1,390.1	306.5	7,038.5
Credits and payments	(967.2)	(4,069.1)	(1,341.7)	(296.9)	(6,674.9)
Balance at December 31, 2016	$114.2	$1,614.0	$415.9	$34.7	$2,178.8

The following table summarizes the balance sheet classification of our SRA reserves ($ in millions):

	As of December 31,
	2016	2015
Accounts receivable	$287.4	$245.0
Accounts payable and accrued expenses	1,891.4	1,570.2
	$2,178.8	$1,815.2

The provisions recorded to reduce gross product sales to net product sales were as follows ($ in millions):

Years Ended December 31,	Gross Product Sales	Chargebacks	Rebates	Return and Other Allowances	Cash Discounts	Net Product Sales	Gross-to-net Percentages
2014	$6,782.1	$442.9	$1,516.5	$79.4	$134.2	$4,609.1	68.0%
2015	$18,125.1	$649.9	$4,035.7	$659.9	$275.6	$12,504.0	69.0%
2016	$21,398.6	$1,003.2	$4,338.7	$1,390.1	$306.5	$14,360.1	67.1%

The following table summarizes the activity from discontinued operations in the Company’s major categories of SRA ($ in millions):

	Chargebacks	Rebates	Return and Other Allowances	Cash Discounts	Total
Balance at December 31, 2013	$224.6	$777.7	$419.2	$41.1	$1,462.6
Provision related to sales in 2014	4,148.8	1,807.4	780.0	216.5	6,952.7
Credits and payments	(3,836.5)	(1,834.3)	(842.3)	(213.2)	(6,726.3)
Balance at December 31, 2014	$536.9	$750.8	$356.9	$44.4	$1,689.0
Provision related to sales in 2015	5,907.2	1,991.9	729.4	277.3	8,905.8
Credits and payments	(5,825.1)	(2,011.7)	(757.7)	(261.6)	(8,856.1)
Balance at December 31, 2015	$619.0	$731.0	$328.6	$60.1	$1,738.7
Provision related to sales in 2016	3,525.4	1,290.4	583.0	159.1	5,557.9
Credits and payments	(3,655.0)	(1,350.0)	(496.3)	(155.4)	(5,656.7)
Disposal of businesses	(489.4)	(671.4)	(415.3)	(63.8)	(1,639.9)
Balance at December 31, 2016	$-	$-	$-	$-	$-

The following table summarizes the balance sheet classification of our SRA reserves relating to the assets divested to Teva ($ in millions):

As of December 31,
2015
Current assets held for sale	$1,325.2
Current liabilities held for sale	413.5
$1,738.7

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

Litigation and Contingencies

The Company is involved in various legal proceedings in the normal course of its business, including product liability litigation, intellectual property litigation, employment litigation and other litigation. Additionally, the Company, in consultation with its counsel, assesses the need to record a liability for contingencies on a case-by-case basis in accordance with FASB Accounting Standards Codification (“ASC”) Topic 450 “Contingencies” (“ASC 450”). Accruals are recorded when the Company determines that a loss related to a matter is both probable and reasonably estimable. These accruals are adjusted periodically as assessment efforts progress or as additional information becomes available. Acquired contingencies in business combinations are recorded at fair value to the extent determinable, otherwise in accordance with ASC 450. Refer to “NOTE 24 — Commitments and Contingencies” for more information.

R&D Activities

R&D activities are expensed as incurred and consist of self-funded R&D costs, the costs associated with work performed under collaborative R&D agreements, regulatory fees, and license and milestone payments, if any.

As of December 31, 2016, the Company is developing a number of branded products, some of which utilize novel drug delivery systems, through a combination of internal and collaborative programs including the following:

Product	Therapeutic Area	Indication	Expected Launch Year	Phase
Esmya	Women's healthcare	Uterine Fibroids	2018	III
Sarecycline	Dermatology	Severe Acne	2019	III
Ubrogepant	Neurology	Acute Migraine	2020	III
Abicipar	Eye Care	Age Related Macular Degeneration	2020	III
Bimatoprost SR	Eye Care	Glaucoma	2021	III
Relamorelin	Gastrointestinal	Gastroparesis	2021	II
Rapastinel	Psychiatry	Depression	2021	III
Cenicriviroc	Gastrointestinal	NASH	2021	II
Atogepant	CNS	Migraine Prevention	2022	II

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

Earnings Per Share (“EPS”)

The Company computes EPS in accordance with ASC Topic 260, “Earnings Per Share” (“ASC 260”) and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. Basic EPS is computed by dividing net (loss) / income by the weighted average ordinary shares outstanding during a period. Diluted EPS is based on the treasury stock method and includes the effect from potential issuance of ordinary shares, such as shares issuable pursuant to the exercise of stock options and restricted stock units. Diluted EPS also includes the impact of ordinary share equivalents to be issued upon the mandatory conversion of the Company’s preferred shares. Ordinary share equivalents have been excluded where their inclusion would be anti-dilutive to continuing operations.

A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following ($ in millions, except per share amounts):

	Years Ended December 31,
	2016	2015	2014
Net income:
Net (loss) attributable to ordinary shareholders excluding income from discontinued operations, net of tax	$(1,219.5)	$(3,177.8)	$(2,484.6)
Income from discontinued operations, net of tax	15,914.5	6,861.0	854.1
Net income/(loss) attributable to ordinary shareholders	$14,695.0	$3,683.2	$(1,630.5)

Basic weighted average ordinary shares outstanding	384.9	367.8	219.7

Basic EPS:
Continuing operations	$(3.17)	$(8.64)	$(11.31)
Discontinued operations	$41.35	$18.65	$3.89
Net income / (loss) per share	$38.18	$10.01	$(7.42)

Diluted weighted average ordinary shares outstanding	384.9	367.8	219.7

Diluted EPS:
Continuing operations	$(3.17)	$(8.64)	$(11.31)
Discontinued operations	$41.35	$18.65	$3.89
Net income / (loss) per share	$38.18	$10.01	$(7.42)

Stock awards to purchase 4.7 million ordinary shares for the year ended December 31, 2016 were outstanding, but not included in the computation of diluted EPS, because the awards were anti-dilutive for continuing operations and as such the treatment for discontinued operations is also anti-dilutive. As of December 31, 2016, the Company has repurchased 61.6 million shares under the Company’s share repurchase program.  The impact of the share repurchase on basic EPS was 10.7 million weighted average shares for the year ended December 31, 2016. Refer to “NOTE 19 –Shareholder’s Equity” for further discussion on the Company’s Share Repurchase Program. The impact of the Share Repurchase Program was anti-dilutive for the year ended December 31, 2016.

Stock awards to purchase/acquire 5.2 million and 3.0 million ordinary shares for the year ended December 31, 2015 and 2014, respectively, were outstanding, but not included in the computation of diluted EPS, because the awards were anti-dilutive for continuing operations and as such the treatment for discontinued operations is also anti-dilutive.

The weighted average impact of ordinary share equivalents of 17.6 million and 13.6 million for year ended December 31, 2016 and 2015, respectively, which are anticipated to result from the mandatory conversion of the Company’s preferred shares were not included in the calculation of diluted EPS as their impact would be anti-dilutive.

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

The Company grants or has granted awards with the following features:

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

Recent Accounting Pronouncements

On May 28, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), with an effective date for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The effective date for ASU 2014-09 was deferred by one year through the issuance of ASU 2015-14, to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Subsequent to the issuance of ASU 2014-09, the FASB issued multiple updates which are intended to improve the operability and understandability of the implementation guidance, and to provide clarifying guidance in certain narrow areas and add some practical expedients, which include guidance on principal versus agent considerations; identifying performance obligations; licensing implementation guidance; assessing the specific collectability criterion and accounting for certain contracts; presentation of sales taxes and other similar taxes collected from customers; noncash consideration; contract modifications at transition and completed contracts at transition. The guidance provides clarification that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption, however, an entity is still required to disclose the effect of the changes on any prior periods retrospectively adjusted. The Company is continuing to evaluate the impact of the new revenue guidance.  The majority of the Company’s revenue relates to the sale of finished product to various customers and we do not believe that the adoption of the new standard will have a material impact on these transactions.  The Company is continuing to evaluate the impact of certain less significant transactions involving collaboration arrangements, warranties, as well as certain rebates and discounts offered.  The Company expects to adopt the standard in 2018 using the modified retrospective approach.

In January 2016, the FASB issued ASU 2016-01, which changes the requirement to require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this guidance is not anticipated to have a material impact on the Company’s financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, which states that a lessee should recognize the assets and liabilities that arise from leases. This update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the impact, if any, the pronouncement will have on our financial positions and results of operations.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. The Company has assessed the implementation impact on Retained Earnings noting a reduction in retained earnings of $62.4 million on January 1, 2017.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets including trade receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-

looking information to better inform their credit loss estimates. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is evaluating the impact, if any, the pronouncement will have on our financial positions and results of operations.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. The amendments require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments eliminate the exception for an intra-entity transfer of an asset other than inventory. Two common examples of assets included in the scope of the amendments are intellectual property and property, plant, and equipment. The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities in the first interim period if an entity issues interim financial statements. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is evaluating the impact the pronouncement will have on our financial positions and results of operations.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, clarifying the definition of a business. The amendments are intended to help companies evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. When substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. This introduces an initial required screening that, if met, eliminates the need for further assessment. To be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to create outputs. To be a business without outputs, there will need to be an organized workforce. The ASU also narrows the definition of the term “outputs” to be consistent with how it is described in Topic 606, Revenue from Contracts with Customers.  The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The changes to the definition of a business may result in more acquisitions being accounted for as asset acquisitions.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments eliminate Step 2 from the goodwill impairment test. The goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. The amendments should be applied on a prospective basis. The nature of and reason for the change in accounting principle should be disclosed upon transition. The amendments are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is evaluating the impact, if any, the amendments will have on our financial positions and results of operations.

NOTE 5 — Business Development

During the years ended December 31, 2015 and 2014, the Company acquired material assets and businesses. The unaudited pro forma results of the businesses acquired that materially impacted the reported results of the Company are as follows ($ in millions except per share information):

	Year Ended December 31, 2015 (unaudited)
	As reported	Allergan Acquisition	Pro Forma
Net Revenue	$12,688.1	$1,523.0	$14,211.1
Net income attributable to ordinary shareholders	$3,683.2	$377.7	$4,060.9
Net income per share
Basic	$10.01		$10.32
Diluted	$10.01		$10.32

	Year Ended December 31, 2014 (unaudited)
	As reported	Allergan Acquisition	Forest Acquisition	Pro Forma
Net Revenue	$4,676.5	$7,225.4	$2,239.8	$14,141.7
Net (loss) / income attributable to ordinary shareholders	$(1,630.5)	$(3,067.8)	$146.1	$(4,552.2)
Net (loss) per share
Basic	$(7.42)			$(11.66)
Diluted	$(7.42)			$(11.66)

2016 Significant Business Developments

The following are the material transactions that were completed in the year ended December 31, 2016. Refer to “NOTE 7 – Discontinued Operations” for material divestitures that were completed / entered into during the year ended December 31, 2016.

Acquisitions

Tobira Therapeutics, Inc.

On November 1, 2016, the Company acquired Tobira Therapeutics, Inc. (“Tobira”), a clinical-stage biopharmaceutical company focused on developing and commercializing therapies for non-alcoholic steatohepatitis (“NASH”) and other liver diseases for an acquisition accounting purchase price of $570.1 million, plus contingent consideration of up to $49.84 per share in contingent value rights (“CVR”), or up to $1,101.3 million, that may be payable based on the successful completion of certain development, regulatory and commercial milestones (the “Tobira Acquisition”). The CVR had an acquisition date fair value of $479.0 million. The acquisition adds Cenicriviroc and Evogliptin, two differentiated, complementary development programs for the treatment of the multi-factorial elements of NASH, including inflammation, metabolic syndromes and fibrosis, to Allergan's global Gastroenterology R&D pipeline.

Assets Acquired and Liabilities Assumed at Fair Value

The transaction has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. As of December 31, 2016, certain amounts relating to the valuation of tax related matters and intangible assets have not been finalized. The finalization of these matters may result in changes to goodwill.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date ($ in millions):

Amount
Cash and cash equivalents	$21.3
IPR&D intangible asset	1,357.0
Goodwill	112.7
Indebtedness	(15.9)
Contingent consideration	(479.0)
Deferred tax liabilities, net	(395.9)
Other assets and liabilities	(30.1)
Net assets acquired	$570.1

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

The estimated fair value of the IPR&D intangible assets was determined using the “income approach,” which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of those asset valuations include the estimated net cash flows for each year for each asset or product (including net revenues, cost of sales, R&D costs, selling and marketing costs, other allocated costs, and working capital/asset contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the potential regulatory and commercial success risks, competitive trends impacting the asset and each cash flow stream as well as other factors (the “IPR&D and Intangible Asset Valuation Technique”).

The fair value of the IPR&D intangible assets was determined using the IPR&D and Intangible Asset Valuation Technique. The discount rate used to arrive at the present value for IPR&D intangible assets was 11.5% to reflect the internal rate of return and incremental commercial uncertainty in the cash flow projections. The discount rate of the acquisition was driven by the stage of the product and the therapeutic indication. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results.

Goodwill

Among the reasons the Company acquired Tobira and the factors that contributed to the preliminary recognition of goodwill was the expansion of the Company’s pipeline of NASH products.  Goodwill from the Tobira Acquisition of $112.7 million was assigned to the US General Medicine segment and is non-deductible for tax purposes.

Contingent Consideration

As part of the acquisition, the Company is required to pay the former shareholders of Tobira up to $1,101.3 million based on the timing of the certain development, regulatory and commercial milestones, if any.  The Company estimated the fair value of the contingent consideration to be $479.0 million using a probability weighted average approach that considered the possible outcomes of scenarios related to the specified product.

Long-Term Deferred Tax Liabilities and Other Tax Liabilities

Long-term deferred tax liabilities and other tax liabilities result from identifiable intangible assets’ fair value adjustments. These adjustments create excess book basis over the tax basis which is multiplied by the statutory tax rate for the jurisdiction in which the deferred taxes exist.

Vitae Pharmaceuticals, Inc.

On October 25, 2016, the Company acquired Vitae Pharmaceuticals, Inc. (“Vitae”), a clinical-stage biotechnology company for an acquisition accounting purchase price of $621.4 million (the “Vitae Acquisition”). The acquisition strengthens Allergan’s dermatology product pipeline, with the addition of a Phase II, orally active RORyt (retinoic acid receptor-related orphan receptor gamma) inhibitor for the potential treatment of psoriasis and other autoimmune disorders. In addition, the Company expanded its pipeline with the acquisition of a Phase II atopic dermatitis drug candidate.

Assets Acquired and Liabilities Assumed at Fair Value

The transaction has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. As of December 31, 2016, certain amounts relating to the valuation of tax related matters and intangible assets have not been finalized. The finalization of these matters may result in changes to goodwill.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date ($ in millions):

Amount
Cash and cash equivalents	$44.7
Marketable securities	20.2
Property, plant and equipment, net	5.0
IPR&D assets	686.0
Assets held for sale	22.5
Goodwill	34.4
Other liabilities	(20.7)
Deferred tax liabilities, net	(170.7)
Net assets acquired	$621.4

IPR&D and Intangible Assets

The fair value of the IPR&D intangible assets was determined using the IPR&D and Intangible Asset Valuation Technique. The discount rate used to arrive at the present value for IPR&D intangible assets was 9.5% to reflect the internal rate of return and incremental commercial uncertainty in the cash flow projections. The discount rate of the acquisition was driven by the stage of the product and the therapeutic indication. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results.

Goodwill

Among the reasons the Company acquired Vitae and the factors that contributed to the preliminary recognition of goodwill was the expansion of the Company’s pipeline of dermatology products.  Goodwill from the Vitae Acquisition of $34.4 million was assigned to the US Specialized Therapeutic segment and is non-deductible for tax purposes.

Long-Term Deferred Tax Liabilities and Other Tax Liabilities

Long-term deferred tax liabilities and other tax liabilities result from identifiable intangible assets’ fair value adjustments. These adjustments create excess book basis over the tax basis which is multiplied by the statutory tax rate for the jurisdiction in which the deferred taxes exist.

Assets held for sale

The Company held for sale certain intangible assets acquired as part of the Vitae Acquisition.  These assets had an acquisition accounting value of $22.5 million. Actual amounts to be received, if any, may change.

ForSight VISION5, Inc.

On September 23, 2016, the Company acquired ForSight VISION5, Inc. (“ForSight’), a privately held, clinical-stage biotechnology company focused on eye care, in an all cash transaction of approximately $95.0 million. Under the terms of the agreement, the Company acquired ForSight for an acquisition accounting purchase price of $74.5 million plus the payment of outstanding indebtedness of $14.8 million and other miscellaneous charges. ForSight shareholders are eligible to receive contingent consideration of up to $125.0 million, which has an initial estimated fair value of $79.8 million, relating to commercialization milestones (the “ForSight Acquisition”). The Company acquired ForSight for its lead development program, a peri-ocular ring designed for extended drug delivery and reducing elevated intraocular pressure (“IOP”) in glaucoma patients.

Assets Acquired and Liabilities Assumed at Fair Value

The transaction has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date ($ in millions):

Amount
Cash and cash equivalents	$1.0
IPR&D intangible asset	158.0
Goodwill	51.6
Current liabilities	(14.8)
Contingent consideration	(79.8)
Deferred tax liabilities, net	(38.3)
Other	(3.2)
Net assets acquired	$74.5

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

Goodwill

Among the reasons the Company acquired ForSight and the factors that contributed to the preliminary recognition of goodwill was the expansion of the Company’s pipeline of eye care products.  Goodwill from the ForSight Acquisition of $51.6 million was assigned to the US Specialized Therapeutics segment and is non-deductible for tax purposes.

Contingent Consideration

As part of the acquisition, the Company is required to pay the former shareholders of ForSight up to $125.0 million based on the timing of the first commercial sale, if any.  The Company estimated the fair value of the contingent consideration to be $79.8 million using a probability weighted average approach that considered the possible outcomes of scenarios related to the specified product. The Company recognized approximately $33.0 million in impairments of the acquired ForSight IPR&D asset as the Company anticipates a delay in potential launch timing, if any.  Offsetting this impairment was a corresponding reduction of acquired contingent consideration of $15.0 million, which reduced overall R&D expenses.

Long-Term Deferred Tax Liabilities and Other Tax Liabilities

Long-term deferred tax liabilities and other tax liabilities result from identifiable intangible assets’ fair value adjustments. These adjustments create excess book basis over the tax basis which is multiplied by the statutory tax rate for the jurisdiction in which the deferred taxes exist.

Licenses and Asset Acquisitions

Motus Therapeutics, Inc.

On December 15, 2016, the Company acquired Motus Therapeutics, Inc. (“Motus”) for an upfront payment of approximately $200.0 million.  Motus has the worldwide rights to RM-131 (relamorelin), a peptide ghrelin agonist being developed by Motus for the treatment of diabetic gastroparesis.  Under the terms of the agreement, Motus is eligible to receive contingent consideration in connection with the commercial launch of the product (the “Motus Transaction”). The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the transaction did not qualify as a business. The total upfront net payment of $199.5 million was expensed as a component of R&D expense and the future milestone will be recorded if the corresponding event becomes probable.

Chase Pharmaceuticals Corporation

On November 22, 2016, the Company acquired Chase Pharmaceuticals Corporation, (“Chase”) a clinical-stage biopharmaceutical company focused on the development of improved treatments for neurodegenerative disorders including

Alzheimer's disease, for an upfront payment of approximately $125.0 million plus potential regulatory and commercial milestones of up to $875.0 million related to Chase's lead compound, CPC-201, and certain backup compounds (the “Chase Transaction”). The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the transaction did not qualify as a business. The total upfront net payment of  $122.9 million was expensed as a component of R&D expense and the future milestones will be recorded if the corresponding events become probable.

AstraZeneca License

On October 2, 2016, the Company entered into a licensing agreement with MedImmune, AstraZeneca's global biologics research and development arm, for the global rights to Brazikumab (“AstraZeneca License”). Brazikumab is an anti-IL-23 monoclonal antibody for the treatment of patients with moderate-to-severe Crohn's disease and is Phase II ready for ulcerative colitis and other conditions treated with anti-IL23 monoclonal antibodies.  Under the terms of the agreement, AstraZeneca received $250.0 million for the exclusive, worldwide license to develop and commercialize Brazikumab and is eligible to receive contingent consideration of up to $1.27 billion, payable over a period of up to 15 years, including development and launch milestone payments of up to $540.0 million and sales-based milestone payments of $725.0 million, as well as tiered royalties on sales of the product (the “AstraZeneca License Transaction”). The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing as well as certain other inputs and processes that the transaction did not qualify as a business. The total upfront payment of $250.0 million was expensed as a component of R&D expense and the future milestones will be recorded if the corresponding events become probable.

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

Topokine Therapeutics, Inc.

On April 21, 2016, the Company acquired Topokine Therapeutics, Inc. (“Topokine”), a privately held, clinical-stage biotechnology company focused on development stage topical medicines for fat reduction. Under the terms of the agreement, Topokine shareholders received an upfront payment of $85.8 million and are eligible to receive contingent development and commercialization milestones of up to $260.0 million for XAF5, a first-in-class topical agent in development for the treatment of steatoblepharon, also known as undereye bags (the “Topokine Transaction”).  The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the transaction did not qualify as a business.  The total upfront net payment of approximately $85.0 million was expensed as a component of R&D expense and the future milestones will be recorded if the corresponding events become probable.

Heptares Therapeutics Ltd

On April 6, 2016, the Company entered into an agreement with Heptares Therapeutics Ltd. (“Heptares”), under which the Company licensed exclusive global rights to a portfolio of novel subtype-selective muscarinic receptor agonists in development for the treatment of major neurological disorders, including Alzheimer's disease. Under the terms of the agreement, Heptares received an upfront payment of $125.0 million and is eligible to receive contingent milestone payments of up to approximately $665.0 million contingent upon the successful Phase 1, 2 and 3 clinical development and launch of the first three licensed compounds for multiple indications and up to approximately $2.575 billion associated with achieving certain annual sales thresholds during the several years following launch (the “Heptares Transaction”). In addition, Heptares is eligible to receive contingent tiered royalties on net sales of all products resulting from the partnership. The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the transaction did not qualify as a business. The total upfront payment of $125.0 million was expensed as a component of R&D expense and the future milestones will be recorded when the event becomes probable.

Anterios, Inc.

On January 6, 2016, the Company acquired Anterios, Inc. (“Anterios”), a clinical stage biopharmaceutical company developing a next generation delivery system and botulinum toxin-based prescription products. Under the terms of the agreement, Anterios shareholders received an upfront net payment of approximately $90.0 million and are eligible to receive contingent development and commercialization milestone payments up to $387.5 million related to an investigational topical formulation of botulinum toxin type A in development for the potential treatment of hyperhidrosis, acne, and crow’s feet lines and the related NDS™, Anterios' proprietary platform delivery technology that enables local, targeted delivery of neurotoxins through the skin without the need for injections (“the Anterios Transaction”).  The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the transaction did not qualify as a business.  The total upfront net payment of $89.2 million was expensed as a component of R&D expense and the future milestones will be recorded if the corresponding events become probable.

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

Goodwill

Goodwill from the AqueSys Acquisition of $138.5 million, of which $50.5 million was assigned to the US Specialized Therapeutic segment and $88.0 million was assigned to the International segment.  The goodwill arose in part, due to anticipated efficiencies in marketing the CMP asset in our International and US General Medicine segments where we have an established infrastructure.

Contingent Consideration

As part of the acquisition, the Company was required to pay the former shareholders of AqueSys amounts based on the launch, labeling, and sales of the product. The Company estimated the acquisition accounting fair value of the contingent consideration to be $193.5 million using a probability weighted approach that considered the possible outcomes of the scenarios relating to the specified product. On November 16, 2016, the Company received approval from the FDA for XEN45, which triggered a CVR payment of $100.0 million in the year ended December 31, 2016.

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

Goodwill

Goodwill from the acquisition of $13.6 million was assigned to the International segment.  The goodwill arose in part, due to anticipated efficiencies in marketing the CMP asset in our International segment where we have an established infrastructure.

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

Kythera Biopharmaceuticals, Inc.

On October 1, 2015, the Company acquired Kythera Biopharmaceuticals, Inc. (“Kythera”), for $75 per share, or an acquisition accounting purchase price of $2,089.5 million (the “Kythera Acquisition”), which is being accounted for as a business acquisition. Kythera was focused on the discovery, development and commercialization of novel prescription aesthetic products. Kythera’s lead product, Kybella® injection, is the first and only FDA approved, non-surgical treatment for moderate to severe submental fullness, commonly referred to as double chin.

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

Goodwill

Goodwill from the Kythera Acquisition of $208.7 million was assigned to the US Specialized Therapeutics segment and $120.0 million assigned to International segment. The goodwill arose in part, due to anticipated efficiencies in marketing the CMP asset where we have an established infrastructure and is not deductible for tax purposes.

Long-Term Deferred Tax Liabilities and Other Tax Liabilities

Long-term deferred tax liabilities and other tax liabilities result from identifiable intangible assets fair value adjustments. These adjustments create excess book basis over the tax basis which is multiplied by the statutory tax rate for the jurisdiction in which the deferred taxes exist.

Oculeve, Inc.

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

Goodwill

Among the primary reasons the Company acquired Oculeve and factors that contributed to the preliminary recognition of goodwill were to expand the Company’s pipeline of eye care products.  Goodwill from the Oculeve Acquisition of $33.3 million was assigned to the US Specialized Therapeutic segment and is not deductible for tax purposes.

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

Auden Mckenzie Holdings Limited

On May 29, 2015, the Company acquired Auden Mckenzie Holdings Limited (“Auden”), a company specializing in the development, licensing and marketing of niche generic medicines and proprietary brands in the UK and across Europe for approximately 323.7 million British Pounds, or $495.9 million (the “Auden Acquisition”).  The assets and liabilities acquired, as well as the results of operations for the acquired Auden business are part of the assets divested in the Teva Transaction and are included as a component of income from discontinued operations.  In addition, the acquired financial position was included in assets and liabilities held for sale as of December 31, 2015.

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

Goodwill

Among the primary reasons the Company acquired Auden and factors that contributed to the preliminary recognition of goodwill were to expand the Company’s pipeline of generics products.  Goodwill from the Auden Acquisition of $123.3 million was included as a component of assets held for sale as of December 31, 2015.

Contingent Consideration

As part of the acquisition, the Company was required to pay royalties based on the sales of hydrocortisone. The Company estimated the acquisition accounting fair value of the contingent consideration to be $17.3 million using a probability weighted approach that considered the possible outcomes of the scenarios relating to the specified product.

Allergan, Inc.

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

The following table summarizes the final fair values of the assets acquired and liabilities assumed at the acquisition date and reflects purchase accounting adjustments subsequent to the acquisition date ($ in millions):

Amount
Cash and cash equivalents	$5,424.5
Accounts receivable	948.7
Inventories	1,218.6
Other current assets	318.8
Property, plant and equipment, net	1,214.5
Other long-term assets	196.1
IPR&D intangible assets	9,700.0
Intangible assets	45,050.5
Goodwill	27,088.9
Current liabilities	(1,222.1)
Contingent consideration	(383.7)
Deferred tax liabilities, net	(11,880.1)
Other taxes payable	(111.3)
Other long-term liabilities	(622.0)
Outstanding indebtedness	(2,183.5)
Net assets acquired	$74,757.9

Consideration

The total consideration for the Allergan Acquisition of $74.8 billion is comprised of the equity value of shares that were outstanding and vested prior to March 17, 2015 of $33.9 billion, the portion of outstanding equity awards deemed to have been earned as of March 17, 2015 of $0.8 billion and cash of $40.1 billion. The portion of outstanding equity awards deemed not to have been earned of $843.1 million as of March 17, 2015 will be expensed over the remaining future vesting period, including $151.5 million and $516.2 million in the years ended December 31, 2016 and 2015, respectively.

Inventories

The fair value of inventories acquired included an acquisition accounting fair market value step-up of $923.9 million. In the year ended December 31, 2015, the Company recognized $902.3 million as a component of cost of sales as the inventory acquired was sold to the Company’s customers. Included in finished goods inventory as of December 31, 2016 and 2015, was zero million and $21.6 million,  respectively, relating to the remaining fair value step-up associated with the Allergan Acquisition.

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

Acquisition-Related Expenses

As a result of the acquisition, the Company incurred the following transaction and integration costs in the years ended December 31, 2016 and 2015 ($ in millions):

	Years Ended December 31,
	2016	2015
Cost of sales
Stock-based compensation acquired for Legacy Allergan employees	$9.6	$22.5
Acquisition, integration and restructuring related charges	18.1	14.9
Research and development
Stock-based compensation acquired for Legacy Allergan employees	43.0	124.8
Acquisition, integration and restructuring related charges	11.8	83.5
Selling and marketing
Stock-based compensation acquired for Legacy Allergan employees	65.3	110.0
Acquisition, integration and restructuring related charges	24.7	75.7
General and administrative
Stock-based compensation acquired for Legacy Allergan employees	33.6	258.9
Acquisition-related expenditures	-	65.5
Acquisition, integration and restructuring related charges	197.4	298.6
Other (expense) income
Bridge loan facilities expense	-	(264.9)
Interest rate lock	-	30.9
Total transaction and integration costs	$403.5	$1,288.4

Licenses and Asset Acquisitions

Mimetogen Pharmaceuticals, Inc.

On November 4, 2015, the Company entered into an exclusive licensing agreement with Mimetogen Pharmaceuticals, Inc. (“Mimetogen”), a clinical stage biotechnology company, to develop and commercialize tavilermide (MIM-D3), a topical formulation of a novel small molecule TrkA agonist for the treatment of dry eye disease, in exchange for an upfront payment of $50.0 million to Mimetogen, which is included as a component of R&D expense in the year ended December 31, 2015. Mimetogen will be entitled to receive potential commercial milestones based on the achieving regulatory approval and predefined product labeling of the product.  In addition, Mimetogen is entitled to receive one-time annual sales based milestone payments based on multiple pre-defined annual net sales thresholds which may or may not be received, and tiered royalties based on net sales to third parties of the licensed products (the “Mimetogen Transaction”).  The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing as well as certain other inputs and processes that the transaction did not qualify as a business.

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

Naurex, Inc.

On August 28, 2015, the Company acquired certain products in early stage development of Naurex, Inc. (“Naurex”) in an all-cash transaction of $571.7 million (the “Naurex Transaction”), plus future contingent payments up to $1,150.0 million, which was accounted for as an asset acquisition.  The Company recognized the upfront consideration of $571.7 million as a component of R&D expense in the year ended December 31, 2015.  The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing as well as certain other inputs and processes that the transaction did not qualify as a business.  The Naurex Transaction expands our pipeline with Naurex’s two leading product candidates GLYX-13 and NRX-1074, two compounds that utilize NMDA modulation as a potential new approach to the treatment of Major Depressive Disorder (“MDD”), a disease that can lead to suicidality among the most severe patients.

Migraine License

On August 17, 2015, the Company entered into an agreement with Merck & Co. (“Merck”) under which the Company acquired the exclusive worldwide rights to Merck’s early development stage investigational small molecule oral calcitonin gene-related peptide receptor antagonists, which are being developed for the treatment and prevention of migraines (the “Merck Transaction”). The transaction is being accounted for as an asset acquisition. The Company acquired these rights for an upfront charge of $250.0 million which was recognized as a component of R&D expense in the year ended December 31, 2015.  The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing as well as certain other inputs and processes that the transaction did not qualify as a business.  In the year ended December 31, 2016, the Company incurred $100.0 million of milestones under the agreement, which were included as a component of R&D expense.  Additionally, Merck is owed contingent payments based on commercial and development milestones of up to $865.0 million as well as potential future royalties.

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

Goodwill

Goodwill resulting from the Durata Acquisition is assigned to our US General Medicine segment and is not deductible for tax purposes. Among the primary reasons the Company acquired Durata and the factors that contributed to the recognition of goodwill is the strategic fit of DalvanceTM into our portfolio.

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

Furiex Pharmaceuticals, Inc.

On July 2, 2014, the Company acquired Furiex Pharmaceuticals, Inc. (“Furiex”) in an all-cash transaction (the “Furiex Acquisition”) valued at $1,156.2 million (including the assumption of debt) and up to approximately $360.0 million in a CVR payable based on which controlled substance schedule designation that eluxadoline, Furiex’s lead product would receive following approval, which had an acquisition accounting fair value of $88.0 million on the date of acquisition (included in the value of $1,156.2 million). In the second quarter of 2015, the Company received approval from the FDA of the eluxadoline product, Viberzi®.

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

Goodwill

Goodwill resulting from the Furiex Acquisition is assigned to our US General Medicine segment and is not deductible for tax purposes. Among the primary reasons the Company acquired Furiex and the factors that contributed to the recognition of goodwill was to expand the Company’s branded pharmaceuticals business within this therapeutic area.

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

Consideration

The total consideration for the Forest Acquisition of $27.7 billion is comprised of the equity value of shares that were outstanding and vested prior to July 1, 2014 of $20.0 billion, the portion of outstanding equity awards deemed to have been earned as of July 1, 2014 of $568.1 million and cash of $7.1 billion. The portion of outstanding equity awards deemed not to have been earned of $570.4 million as of July 1, 2014 will be expensed over the remaining future vesting period, including $70.7 million, $142.8 million and $287.5 million in the years ended December 31, 2016, 2015 and 2014.

Inventories

The fair value of inventories acquired included an acquisition accounting fair market value step-up of $1,036.3 million. The Company recognized $19.3 million, $224.7 million, and $751.0 million as a component of cost of sales in the years ended December 31, 2016, 2015, and 2014, respectively, as the inventory acquired on July 1, 2014 was sold to the Company’s customers in addition to a write-off associated with the Respiratory Sale. These amounts include zero, $0.6 million and $40.6 million related to discontinued operations in the years ended December 31, 2016, 2015 and 2014, respectively.

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

Goodwill

Among the primary reasons the Company acquired Forest and factors that contributed to the preliminary recognition of goodwill were to expand the Company’s branded pharmaceuticals product portfolio, and to acquire certain benefits from the Forest pipeline and the expectation of the Company generating certain synergies. The goodwill recognized from the Forest Acquisition, which includes the increase in the purchase price resulting from the movement in Allergan plc’s share price from the date of announcing the deal, until the date of acquisition, is not deductible for tax purposes. Goodwill from the Forest Acquisition was primarily assigned to the US General Medicine segment.

Deferred Tax Liabilities, net

Deferred tax liabilities, net, include the impact resulting from identifiable intangible assets and inventory fair value adjustments. These adjustments create excess book basis over the tax basis which is multiplied by the statutory tax rate for the jurisdiction in which the deferred taxes exist.

Divested Products

In order to complete the Forest Acquisition, the Company divested two legacy Actavis products to Impax Laboratories, Inc. (“Impax”); Lamotrigine ODT and Ursodiol Tablets for cash consideration. In exchange for the products, the Company received $8.0 million on July 1, 2014, which resulted in a gain on sale of asset of $5.4 million. In addition, the Company and Impax entered into a supply agreement whereby the Company will supply product to Impax. Revenues recognized from the divested products were deminimis in the year ended December 31, 2014. In addition, on July 1, 2014, the Company divested two acquired Forest products for a combined consideration of $13.5 million. The product revenues were not included in the results of operations of the Company.

Acquisition-Related Expenses

As a result of the Forest Acquisition, the Company incurred the following transaction and integration costs in the years ended December 31, 2016, 2015 and 2014($ in millions):

	Years Ended December 31,
	2016	2015	2014
Cost of sales
Stock-based compensation acquired for Forest employees	$1.7	$4.7	$9.5
Severance-related charges	-	1.1	11.3
Research and development
Stock-based compensation acquired for Forest employees	12.7	36.3	66.7
Severance-related charges	0.5	9.2	24.5
Selling and marketing
Stock-based compensation acquired for Forest employees	25.0	47.9	58.7
Severance-related charges	-	17.4	45.3
Other integration costs		-	3.8
General and administrative
Stock-based compensation acquired for Forest employees	31.4	53.9	152.6
Severance-related charges	-	17.1	71.5
Other integration costs	1.7	58.4	92.9
Financing related charges	-	-	9.3
Other income (expense)
Bridge loan facilities	-	-	(25.8)
Total transaction and integration costs	$73.0	$246.0	$571.9

Silom Medical Company

On April 1, 2014, the Company acquired Silom Medical Company (“Silom”), a privately held generic pharmaceutical company focused on developing and marketing therapies in Thailand, for consideration of approximately $103.0 million in cash (the “Silom Acquisition”). The Silom Acquisition expanded the Company’s position in the Thai generic pharmaceutical market, with leading positions in the ophthalmic and respiratory therapeutic categories and a strong cardiovascular franchise. We accounted for the acquisition as a business combination requiring that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.  The assets and liabilities acquired, as well as the results of operations for the acquired Silom business were part of the assets divested in the Teva Transaction and are included as a component of income from discontinued operations.  In addition the acquired financial position is included in assets and liabilities held for sale as of December 31, 2015.

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

NOTE 6 — Collaborations

The Company has ongoing transactions with other entities through collaboration agreements. The following represent the material collaboration agreements impacting the years ended December 31, 2016, 2015 and 2014.

Acquired agreements from the Allergan Acquisition

Apollo EndoSurgery, Inc.

On December 2, 2013, Legacy Allergan completed the sale of the obesity intervention business to Apollo Endosurgery, Inc. for cash consideration of $75.0 million, subject to certain adjustments, and certain additional consideration, including a minority equity interest in Apollo with an estimated fair value of $15.0 million as of December 31, 2016 and 2015.  The Company is accounting for this asset as a cost method investment and it is included as a component of “investments and other assets”.

LiRIS

On August 13, 2014, Legacy Allergan completed the acquisition of LiRIS Biomedical, Inc. (“LiRIS”), a clinical-stage specialty pharmaceutical company based in the United States focused on developing a pipeline of innovative treatments for bladder diseases, for an upfront payment of $67.5 million, plus up to an aggregate of $295.0 million in payments contingent upon achieving certain future development milestones and up to an aggregate of $225.0 million in payments contingent upon achieving certain commercial milestones. The Company accounted for the contingent consideration in the Allergan Acquisition with an initial acquisition date fair value of $169.6 million. In the year ended December 31, 2016, the Company recognized approximately $210.0 million of impairments due to clinical data not supporting continuation of the R&D study offset, in part, by a reduction of contingent liability of $186.0 million recorded in R&D.

Acquired agreements from the Forest Acquisition

Trevena

On May 9, 2013, in connection with entering into an agreement with Trevena, Inc. to acquire the option to license one of Trevena, Inc.’s products (which option has since lapsed), Forest purchased $30.0 million of Trevena preferred stock in a round of private placement financing. Trevena filed an initial public offering (“IPO”), at which time the Company’s preferred stock was converted to common stock traded on the NASDAQ stock market. In conjunction with the IPO, the Company purchased an additional

$3.0 million of common stock of Trevena. At December 31, 2016 and 2015, the fair value of the Trevena common stock held by the Company was $20.0 million and $35.6 million, respectively and is included as a component of “investments and other assets”.

Ironwood collaboration agreement

In September 2007, Forest entered into a collaboration agreement with Ironwood Pharmaceuticals (“Ironwood”) to jointly develop and commercialize Linzess® (linaclotide) for the treatment of irritable bowel syndrome with constipation (IBS-C) and chronic idiopathic constipation (CIC). Under the terms of the agreement, the Company shares equally with Ironwood all profits and losses (as defined) from the development and commercialization of Linzess in the U.S. In addition, the Company expanded this agreement to cover the acquired Constella rights internationally.

The agreement included contingent milestone payments as well as a contingent equity investment based on the achievement of specific clinical and commercial milestones. The Company may be obligated to pay up to an additional $100.0 million if certain sales milestones are achieved.

Based on the nature of the arrangement (including its contractual terms), the nature of the payments and applicable guidance, the Company records receipts from and payments to Ironwood in two pools: the “Development pool” which consists of R&D expenses, and the “Commercialization pool,” which consists of revenue, cost of sales and other operating expenses. The net payment to or receipt from Ironwood for the Development pool is recorded in R&D expense and the net payment to or receipt from Ironwood for the Commercialization pool is recorded in cost of goods sold. As of December 31, 2016 and 2015, the fair value of the Ironwood shares was $31.9 million and $24.1 million, respectively and is included as a component of “investments and other assets.”

Amgen Collaboration

In December 2011, we entered into a collaboration agreement with Amgen Inc. (“Amgen”) to develop and commercialize, on a worldwide basis, biosimilar versions of Herceptin®, Avastin®, Rituxan/Mab Thera®, and Erbitux® (the “Amgen Collaboration Agreement”). Amgen has assumed primary responsibility for developing, manufacturing and initially commercializing the oncology antibody products. As of December 31, 2016, the Company will contribute up to $160.8 million in co-development costs over the remaining course of development, including the provision of development support, and will share product development risks. In addition, we will contribute our significant expertise in the commercialization and marketing of products in highly competitive specialty markets, including helping effectively manage the lifecycle of the biosimilar products. The collaboration products are expected to be sold under a joint Amgen/Allergan label. We will initially receive royalties and sales milestones from product revenues. The collaboration will not pursue biosimilars of Amgen’s proprietary products.

NOTE 7 — Discontinued Operations

Global Generics Business

On July 27, 2015, the Company announced that it entered into the Teva Transaction, which closed on August 2, 2016.  Under the Teva Transaction, Teva acquired Allergan's global generics business, including the U.S. and international generic commercial units, our third-party supplier Medis, our global generic manufacturing operations, our global generic R&D unit, our international OTC commercial unit (excluding OTC eye care products) and some established international brands.   Allergan retained its global branded pharmaceutical and medical aesthetics businesses, as well as its biosimilars development programs, and certain OTC products. The Company will also have continuing involvement with Teva after the close of the transaction.  As a result of the Teva Transaction, the Company holds equity in Teva and purchases product manufactured by Teva for sale in our US General Medicine segment as part of ongoing transitional service and contract manufacturing agreements.

On October 3, 2016, the Company completed the divestiture of the Anda Distribution business for $500.0 million. Teva acquired our Anda Distribution business, which distributes generic, brand, specialty and OTC pharmaceutical products from more than 300 manufacturers to retail independent and chain pharmacies, nursing homes, mail order pharmacies, hospitals, clinics and physician offices across the United States.

The Company notes the following reconciliation of the proceeds received in the sale of the generics business and Anda Distribution business to the gain recognized in income from discontinued operations ($ in millions):

Net cash proceeds received	$33,804.2
August 2, 2016 fair value of Teva shares	5,038.6
Total Proceeds	$38,842.8
Net assets sold to Teva, excluding cash	(12,487.7)
Other comprehensive income disposed	(1,544.8)
Deferral of proceeds relating to additional elements of agreements with Teva	(299.2)
Pre-tax gain on sale of generics business and Anda Distribution business	$24,511.1
Income taxes	(8,578.9)
Net gain on sale of generics business and Anda Distribution business	$15,932.2

In October 2016, pursuant to the Teva Transaction, Teva provided its proposed estimated adjustment to the closing date working capital balance to the Company.  The final amount of any agreed contractual adjustment could vary materially from the adjustment calculated by the Company at the time of the closing of the Teva Transaction and any agreed adjustment to the Company’s proceeds from the Teva Transaction could have a material adverse effect on the Company’s results of operations and cash flows.  The Company expects the amount of the adjustment will be determined in accordance with and subject to the terms of the Teva Transaction.  As of December 31, 2016, the amount had yet to be settled.

The Teva Shares are recorded within “Marketable securities” on the Company’s Consolidated Balance Sheet. The closing Teva transaction date opening stock price discounted at a rate of 5.9 percent due to the lack of marketability was used to initially value the shares. During the year ended December 31, 2016, the Company recorded a $1,599.4 million unrealized loss on the Teva Shares due to a decline in the share price, which was recorded as a component of “Other comprehensive income.” The Company currently considers the decline in value of its investment in Teva securities to be temporary.  We will continue to monitor the value of this investment to determine if the decline in value becomes other than temporary.

Financial results of the global generics business and the Anda Distribution business are presented as “Income from discontinued operations, net of tax” on the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014; and assets and liabilities of the businesses are presented as “Current assets held for sale”, “Non current assets held for sale”, “Current liabilities held for sale” and “Long term liabilities held for sale” on the Consolidated Balance Sheet as of December 31, 2015.

The following table presents key financial results of the global generics business and the Anda Distribution business included in “Income from discontinued operations” for the years ended December 31, 2016, 2015 and 2014 ($ in millions):

	Years Ended December 31,
	2016	2015	2014
Net revenues	$4,504.3	$8,499.0	$8,385.8
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	2,798.3	4,847.5	4,599.0
Research and development	269.4	422.2	480.2
Selling and marketing	352.9	706.6	784.0
General and administrative	425.8	702.2	541.8
Amortization	4.8	333.3	661.7
Asset sales and impairments, net	-	62.4	19.6
Total operating expenses	3,851.2	7,074.2	7,086.3
Operating income	653.1	1,424.8	1,299.5
Other (expense) income, net	15,932.2	(7.1)	(13.7)
Provision / (benefit) for income taxes	670.8	(5,443.3)	431.7
Net income from discontinued operations	$15,914.5	$6,861.0	$854.1

The operating income reflects approximately seven months of operating activity of the Company’s former generics business in the year ended December 31, 2016 versus twelve months activity in the prior year period and approximately nine months of operating activity of the Anda Distribution business in the year ended December 31, 2016 versus twelve months activity in the prior year period. “Other (expense) income, net” included the gain on sale of the businesses to Teva.

For the year ended December 31, 2015, the Company recorded a deferred tax benefit of $5,738.8 million related to investments in certain subsidiaries. The recognition of this benefit has been reflected in “Income from discontinued operations, net of tax” with the deferred tax asset reflected in non-current “Deferred tax liabilities” on the December 31, 2015 balance sheet as adjusted for activity in the fourth quarter of 2015.  For the year ended December 31, 2016, the Company recorded a deferred tax expense of $462.2 million to adjust its deferred tax asset related to investments in certain subsidiaries. The recognition of this expense has been reflected in “Income from discontinued operations, net of tax.”  Upon the closing of the Teva Transaction, the Company recorded the reversal of the corresponding deferred tax asset of $5,276.6 million against the current income taxes payable in continuing operations.

The following table presents the aggregate carrying amounts of the major classes of assets and liabilities related to the global generics business and Anda Distribution business which were disposed of during the year ended December 31, 2016 ($ in millions):

December 31, 2015
Assets:
Accounts receivable, net	$2,365.9
Inventories	1,390.7
Prepaid expenses and other current assets	329.7
Property, plant and equipment, net	1,398.2
Investments and other assets	42.2
Non-current deferred tax assets	162.1
Product rights and other intangibles	3,014.8
Goodwill	6,096.0
Total assets	$14,799.6

Liabilities:
Accounts payable and accrued expenses	$1,656.7
Income taxes payable	34.4
Debt and capital leases	5.8
Other long-term liabilities	92.0
Other taxes payable	69.0
Long-term deferred tax liabilities	370.7
Total liabilities	$2,228.6

Depreciation and amortization was ceased upon the determination that the held for sale criteria were met, which were the announcement dates of the Teva Transaction and the divestiture of the Anda Distribution business.  The depreciation, amortization and significant operating and investing non-cash items of the discontinued operations were as follows ($ in millions):

	Years Ended December 31,
	2016	2015	2014
Depreciation from discontinued operations	$2.1	$93.7	$163.1
Amortization from discontinued operations	4.8	333.3	661.7
Capital expenditures	85.3	234.5	184.5
Deferred taxes	6,038.5	(5,568.8)	(259.5)

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

	2016 Grants	2015 Grants	2015 Acquired Awards
Dividend yield	0%	0%	0%
Expected volatility	27.0%	26.0 - 29.0%	26.0 - 27.0%
Risk-free interest rate	1.3 - 2.4%	1.9-2.1%	0.1-2.1%
Expected term (years)	7.0 - 7.5	7.0 - 7.5	up to 6.9

Share-Based Compensation Expense

Share-based compensation expense recognized in the Company’s results of operations, including discontinued operations, for the years ended December 31, 2016, 2015 and 2014 was as follows ($ in millions):

	Year Ended December 31,
	2016	2015	2014
Equity-based compensation awards	$334.5	$690.4	$368.0
Cash-settled equity awards in connection with the Tobira Acquisition	27.0	-	-
Cash-settled equity awards in connection with the Vitae Acquisition	18.6	-	-
Cash-settled equity awards in connection with the ForSight Acquisition	3.1	-	-
Cash-settled equity awards in connection with the Allergan Acquisition	-	127.1	-
Cash-settled equity awards in connection with the Kythera Acquisition	-	9.6	-
Cash-settled equity awards in connection with the Durata Acquisition	-	-	16.6
Cash-settled equity awards in connection with the Furiex Acquisition	-	-	16.6
Non equity-settled awards other	-	98.6	-
Total stock-based compensation expense	$383.2	$925.7	$401.2

In the years ended December 31, 2016, 2015, and 2014, share-based compensation expense included as discontinued operations was $12.9 million, $36.4 million, and $18.8 million, respectively.

In the years ended December 31, 2016, 2015 and 2014 the related tax benefits were $131.8 million, $285.9 million and $145.7 million, respectively relating to stock-based compensation.

Included in the equity-based compensation awards for the year ended December 31, 2016 is the impact of accelerations and step-ups relating to the acquisition accounting treatment of outstanding awards acquired in the Allergan and Forest Acquisitions of $108.9 million and $45.2 million, respectively.  Included in the year ended December 31, 2015 is the impact of accelerations and step-ups relating to the acquisition accounting treatment of outstanding awards acquired in the Allergan, Kythera and Forest Acquisitions of $314.8 million, $64.4 million and $109.7 million, respectively. Included in the year ended December 31, 2014, was $287.5 million of stock-based compensation inclusive of a $249.1 million step-up relating to the acquisition accounting treatment of outstanding awards acquired in the Forest Acquisition.

Unrecognized future stock-based compensation expense was $448.8 million as of December 31, 2016, including $146.9 million from the Allergan Acquisition and $32.3 million from the Forest Acquisition. This amount will be recognized as an expense over a remaining weighted average period of 1.5 years. Stock-based compensation is being amortized and charged to operations over the same period as the restrictions are eliminated for the participants, which is generally on a straight-line basis.

Share Activity

The following is a summary of equity award activity for unvested restricted stock and stock units in the period from December 31, 2015 through December 31, 2016:

(in millions, except per share data)	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Grant Date Fair Value
Restricted shares / units outstanding at December 31, 2015	2.0	$209.90	1.7	$419.9
Granted	0.7	270.29		189.2
Vested	(0.8)	(171.39)		(137.1)
Forfeited	(0.4)	(209.97)		(84.0)
Restricted shares / units outstanding at December 31, 2016	1.5	$251.88	1.6	$388.0

The following is a summary of equity award activity for non-qualified options to purchase ordinary shares in the period from December 31, 2015 through December 31, 2016:

(in millions, except per share data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2015	10.5	$149.11	6.7	$1,707.8
Granted	0.2	269.72
Exercised	(1.5)	(111.02)
Cancelled	(0.2)	(168.92)
Outstanding, December 31, 2016	9.0	$113.77	5.9	$861.7
Vested and expected to vest at December 31, 2016	8.5	$110.74	5.9	$843.9

NOTE 9 — Pension and Other Postretirement Benefit Plans

Defined Benefit Plan Obligations

The Company has numerous defined benefit plans offered to employees around the world. For these plans, retirement benefits are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances.  As of December 31, 2016, a majority of the Company’s plans were frozen for future enrollment.

The net periodic benefit cost of the defined benefit plans for continuing operations for the years ended December 31, 2016, 2015 and 2014 was as follows ($ in millions):

	Defined Benefit Year Ended December 31,
	2016	2015	2014
Service cost	$5.0	$5.0	$2.0
Interest cost	44.5	35.0	3.3
Expected Return on plan assets	(53.0)	(46.4)	(3.5)
Settlement	(1.8)	(4.3)	-
Net periodic benefit (income) cost	$(5.3)	$(10.7)	$1.8

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

Benefit obligation and asset data for the defined benefit plans for continuing operations, were as follows ($ in millions):

	Year Ended December 31,
	2016	2015(1)
Change in Plan Assets
Fair value of plan assets at beginning of year	$1,051.1	$83.6
Fair value of plan assets assumed in the Allergan Acquisition	-	1,042.0
Employer contribution	37.4	107.6
Return on plan assets	116.8	(60.3)
Benefits paid	(32.5)	(21.5)
Settlements	(47.7)	(100.0)
Effects of exchange rate changes and other	(31.2)	(0.3)
Fair value of plan assets at end of year	$1,093.9	$1,051.1

	Year Ended December 31,
	2016	2015(1)
Change in Benefit Obligation
Benefit obligation at beginning of the year	$1,188.5	$111.6
Benefit obligation assumed in the Allergan Acquisition	-	1,344.6
Service cost	5.0	5.0
Interest cost	44.5	35.0
Actuarial loss/(gain)	108.0	(191.2)
Settlements and other	(46.9)	(101.1)
Benefits paid	(32.5)	(21.5)
Effects of exchange rate changes and other	(32.5)	6.1
Benefit obligation at end of year	$1,234.1	$1,188.5
Funded status at end of year	$(140.2)	$(137.4)

(1)	The year ended December 31, 2015 includes benefit obligation and asset data from the Allergan Plans following the Allergan Acquisition on March 17, 2015.

The following table outlines the funded actuarial amounts recognized ($ in millions):

	As of December 31,
	2016	2015
Noncurrent assets	$9.4	$-
Current liabilities	(0.7)	(29.3)
Noncurrent liabilities	(148.9)	(108.1)
	$(140.2)	$(137.4)

The underfunding of pension benefits is primarily a function of the different funding incentives that exist outside of the United States. In certain countries, there are no legal requirements or financial incentives provided to companies to pre-fund pension obligations. In these instances, benefit payments are typically paid directly by the Company as they become due.

Discontinued Operations

As of December 31, 2015, the following is the plan assets and liabilities included in assets and liabilities held for sale as part of the Teva Transaction ($ in millions):

Year Ended December 31,
2015
Fair value of plan assets at end of year	$111.9
Benefit obligation at end of year	161.8
Funded status at end of year	$(49.9)

For the years ended December 31, 2016, 2015 and 2014, the Company recognized $2.1 million, $6.8 million and $4.7 million, respectively, as a component of income from discontinued operations related to the Teva Transaction relating to defined benefit plans.

Plan Assets

Companies are required to use a fair value hierarchy as defined in ASC Topic 820 “Fair Value Measurement,” (“ASC 820”) which maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value (“Fair Value Leveling”). There are three levels of inputs used to measure fair value with Level 1 having the highest priority and Level 3 having the lowest:

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

The fair values of the Company’s pension plan assets for continuing operations at December 31, 2016 by asset category are as follows ($ in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investment funds
U.S. equities	$41.5	$-	$-	$41.5
International equities	244.4	-	-	244.4
Other equity securities	87.4	-	-	87.4
Equity securities	$373.3	$-	$-	$373.3

U.S. Treasury bonds	$-	$23.6	$-	$23.6
Bonds and bond funds	-	684.8	-	684.8
Other debt securities	-	8.3	-	8.3
Debt securities	$-	$716.7	$-	$716.7
Other investments
Other	-	3.9	-	3.9
Total assets	$373.3	$720.6	$-	$1,093.9

The fair values of the Company’s pension plan assets for continuing operations at December 31, 2015 by asset category are as follows ($ in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investment funds
U.S. equities	$114.6	$-	$-	$114.6
International equities	151.3	-	-	151.3
Other equity securities	99.1	-	-	99.1
Equity securities	$365.0	$-	$-	$365.0

U.S. Treasury bonds	$-	$120.6	$-	$120.6
Bonds and bond funds	-	490.7	-	490.7
Other debt securities	-	60.0	-	60.0
Debt securities	$-	$671.3	$-	$671.3
Other investments
Other	-	14.8	-	14.8
Total assets	$365.0	$686.1	$-	$1,051.1

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

	Target Allocation as of December 31,
	2016	2015(1)
Bonds	68.3%	35.0%
Equity securities	31.5%	62.5%
Other investments	0.2%	2.5%

(1)	Includes the asset allocation of the Allergan Plans following the Allergan Acquisition on March 17, 2015.

Expected Contributions

Employer contributions to the pension plan during the year ending December 31, 2017 are expected to be $4.9 million for continuing operations.

Expected Benefit Payments

Total expected benefit payments for the Company’s continuing operations pension plans are as follows ($ in millions):

2017	$32.0
2018	34.0
2019	36.3
2020	38.4
2021	40.7
Thereafter	1,052.7
Total liability	$1,234.1

Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service. The majority of the payments will be paid from plan assets and not Company assets.

Information for continuing operations defined benefit plans with an accumulated benefit obligation in excess of plan assets is presented below ($ in millions):

	Defined Benefit as of December 31,
	2016	2015
Projected benefit obligations	$1,234.1	$1,188.5
Accumulated benefit obligations	$1,220.1	$1,054.6
Plan assets	$1,093.9	$1,051.1

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

Defined Benefit
Balance as of December 31, 2014	$(30.8)
Net actuarial gain	101.2
Balance as of December 31, 2015	70.4
Net actuarial loss	(46.0)
Balance as of December 31, 2016	$24.4

Actuarial Assumptions

The weighted average assumptions used to calculate the projected benefit obligations of the Company’s defined benefit plans, including assets and liabilities held for sale, are as follows:

	As of December 31,
	2016	2015
Discount rate	3.3%	3.8%
Salary growth rate	3.0%	3.7%

The weighted average assumptions used to calculate the net periodic benefit cost of the Company’s defined benefit plans, including assets and liabilities held for sale, are as follows:

	As of December 31,
	2016	2015
Discount rate	3.8%	3.5%
Expected rate of return on plan assets	5.1%	4.6%
Salary growth rate	3.0%	3.5%

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

Other Post-Employment Benefit Plans

As a result of the Allergan and Forest acquisitions, the Company assumed post-retirement benefit plans.  Accumulated benefit obligation and asset data for the defined benefit plans, were as follows ($ in millions):

Accumulated benefit obligation as of December 31, 2014	$20.5
Accumulated benefit obligation assumed as part of the Allergan Acquisition	60.2
Interest cost	(2.3)
Actuarial gain	(26.3)
Benefits paid	(2.0)
Accumulated benefit obligation as of December 31, 2015	$50.1
Service cost	0.3
Interest cost	2.1
Actuarial charge	3.6
Benefits paid	(3.4)
Accumulated benefit obligation as of December 31, 2016	$52.7

Savings Plans

The Company also maintains certain defined contribution savings plans covering substantially all U.S.-based employees. The Company contributes to the plans based upon the employee contributions. The Company’s contributions to these retirement plans for amounts included in continuing operations were $75.6 million, $26.6 million and $35.0 million in the years ended December 31, 2016, 2015 and 2014, respectively.  The Company’s contributions to these retirement plans for amounts included in income from discontinued operations were $23.6 million and $31.0 million in the years ended 2015 and 2014, respectively.

NOTE 10 — Other Income (Expense)

Other income (expense) consisted of the following ($ in millions):

	Years Ended December 31,
	2016	2015	2014
Pfizer termination fee	$150.0	$-	$-
Dividend income	68.2	-	-
Bridge loan commitment fee	-	(264.9)	(73.6)
Interest rate lock	-	31.0	-
Extinguishment of debt	-	-	29.9
Other (expense) income	1.0	0.1	16.4
Other (expense) income, net	$219.2	$(233.8)	$(27.3)

Pfizer termination fee

On November 23, 2015, the Company announced that it entered into a definitive merger agreement (the “Pfizer Agreement”) under which Pfizer Inc. (“Pfizer”), a global innovative biopharmaceutical company, and Allergan plc would merge in a stock and cash transaction.  On April 6, 2016, the Company announced that its merger agreement with Pfizer was terminated by mutual agreement. In connection with the termination of the merger agreement, Pfizer has paid Allergan plc $150.0 million for expenses associated with the transaction which is included as a component of other income (expense) during the year ended December 31, 2016.

Dividend income

As a result of the Teva Transaction, the Company acquired 100.3 million Teva ordinary shares.  During year ended December 31, 2016, the Company received dividend income of $68.2 million.

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

Inventories consisted of the following ($ in millions):

	December 31,	December 31,
	2016	2015
Raw materials	$297.1	$242.4
Work-in-process	145.4	149.7
Finished goods	357.7	451.9
	800.2	844.0
Less: inventory reserves	82.2	86.5
Total Inventories	$718.0	$757.5

NOTE 12 — Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following ($ in millions):

	December 31, 2016	December 31, 2015
Accrued expenses:
Accrued third-party rebates	$1,595.5	$1,281.6
Accrued payroll and related benefits	543.5	401.0
Contractual commitments	264.9	-
Accrued pharmaceutical fees	221.3	162.2
Current portion of contingent consideration obligations	511.0	79.9
Accrued returns	295.9	288.4
Interest payable	294.2	312.0
Royalties payable	146.6	119.1
Litigation-related reserves and legal fees	101.1	191.7
Accrued R&D expenditures	154.0	384.1
Accrued severance, retention and other shutdown costs	86.2	108.5
Accrued non-provision taxes	55.0	98.1
Accrued selling and marketing expenditures	95.9	127.2
Dividends payable	23.2	24.0
Other accrued expenses	405.8	354.9
Total accrued expenses	$4,794.1	$3,932.7
Accounts payable	224.9	215.9
Total Accounts Payable and Accrued Expenses	$5,019.0	$4,148.6

NOTE 13 — Property, plant and equipment, net

Property, plant and equipment, net consisted of the following as of December 31, 2016 and 2015 ($ in millions):

	Machinery and Equipment	Research and Laboratory Equipment	Transportation / Other	Land, Buildings and Leasehold Improvements	Construction in Progress	Total
At December 31, 2015	$1,231.7	$171.9	$596.0	$1,439.9	$578.4	$4,017.9
Additions	55.1	4.9	25.7	8.7	237.0	331.4
Additions due to acquisitions	-	-	5.0	-	-	5.0
Disposals/transfers/impairments	(846.5)	(127.4)	(239.6)	(741.7)	(368.5)	(2,323.7)
Currency translation	(3.2)	(0.6)	(5.7)	(1.6)	(0.8)	(11.9)
At December 31, 2016	$437.1	$48.8	$381.4	$705.3	$446.1	$2,018.7
Accumulated depreciation
At December 31, 2015	$442.2	$130.1	$316.5	$199.6	$-	$1,088.4
Additions	56.2	5.8	66.4	27.4	-	155.8
Disposals/transfers/impairments	(349.3)	(111.5)	(215.9)	(151.7)	-	(828.4)
Currency translation	(0.7)	(0.4)	(2.5)	(4.8)	-	(8.4)
At December 31, 2016	$148.4	$24.0	$164.5	$70.5	$-	$407.4

The net book value of property, plant and equipment reflected in continuing operations and discontinued operations as of December 31, 2016 and 2015 consisted of the following ($ in millions):

	Machinery and Equipment	Research and Laboratory Equipment	Transportation / Other	Land, Buildings and Leasehold Improvements	Construction in Progress	Total
At December 31, 2015	$789.5	$41.8	$279.5	$1,240.3	$578.4	$2,929.5
Continuing Operations	$253.4	$17.8	$186.7	$652.1	$421.3	$1,531.3
Discontinued Operations	$536.1	$24.0	$92.8	$588.2	$157.1	$1,398.2

At December 31, 2016	$288.7	$24.7	$216.9	$634.8	$446.2	$1,611.3

Depreciation expense for continuing operations was $153.7 million, $124.6 million and $67.8 million in the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 14 — Investments and Other Assets..

Prepaid expenses and other current assets consisted of the following ($ in millions):

	December 31, 2016	December 31, 2015
Prepaid taxes	$957.4	$240.5
Prepaid insurance	25.7	24.1
Royalty receivables	94.3	13.8
Sales and Marketing	42.5	36.7
Other	263.5	180.2
Total prepaid expenses and other current assets	$1,383.4	$495.3

Investments in marketable securities, including those classified in cash and cash equivalents due to the maturity term of the instrument, other investments and other assets consisted of the following ($ in millions):

	December 31, 2016	December 31, 2015
Marketable securities:
Short-term investments	$8,062.3	$9.3
Teva shares	3,439.2	-
Total marketable securities	$11,501.5	$9.3
Investments and other assets:
Legacy Allergan Deferred executive compensation investments	$111.7	$118.1
Equity method investments	12.8	17.3
Cost method investments	15.0	16.7
Other long-term investments	67.2	78.2
Taxes receivable	36.0	39.6
Other assets	39.4	138.8
Total investments and other assets	$282.1	$408.7

The Company’s marketable securities and other long-term investments are classified as available-for-sale and are recorded at fair value based on quoted market prices using the specific identification method. These investments are classified as either current or non-current, as appropriate, in the Company’s consolidated balance sheets.

Investments in securities as of December 31, 2016 included the following:

	Investments in Securities as of December 31, 2016:
Level 1	Carrying amount	Unrecognized gain	Unrecognized loss	Estimated fair value	Cash & cash equivalents	Marketable securities
Money market funds	$1,238.9	$-	$-	$1,238.9	$1,238.9	$-
Total	$1,238.9	$-	$-	$1,238.9	$1,238.9	$-

Level 2	Carrying amount	Unrecognized gain	Unrecognized loss	Estimated fair value	Cash & cash equivalents	Marketable securities
Commercial paper	$3,909.7	$0.2	$-	$3,909.9	$-	$3,909.9
Investment in Teva ordinary shares	5,038.6	-	(1,599.4)	3,439.2	-	3,439.2
Certificates of deposit	4,152.4	-	-	4,152.4	-	4,152.4
Total	$13,100.7	$0.2	$(1,599.4)	$11,501.5	$-	$11,501.5

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants. Fair values are determined based on Fair Value Leveling.

Marketable securities and investments consist of available-for-sale investments in U.S. treasury and agency securities and debt and equity securities of publicly traded companies for which market prices are readily available. Unrealized gains or losses on marketable securities and investments are recorded in accumulated other comprehensive (loss) / income.  Realized gains or losses on marketable securities and investments are recorded in interest income.  The Company’s marketable securities and other long-term investments are classified as available-for-sale and are recorded at fair value based on quoted market prices using the specific identification method. These investments are classified as either current or non-current, as appropriate, in the Company’s consolidated balance sheets.  The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and maturity management.

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

The movements in long-term investments were as follows ($ in millions):

	Equity Method Investments	Cost Method and Other Long-term Investments
Balance at December 31, 2015	$17.3	$94.9
Additions	-	-
Other	(4.5)	(12.7)
Balance at December 31, 2016	$12.8	$82.2

Other Assets

Other assets include security and equipment deposits and long-term receivables.

NOTE 15 — Goodwill, Product Rights and Other Intangible Assets

Goodwill

During 2016, there was a strategic shift in the business to streamline our operations. Under the new organizational structure being reported, the Company organized its business into the following segments: US Specialized Therapeutics, US General Medicine and International. The Company recast goodwill by segment as a result of this change.

Goodwill for the Company’s reporting segments consisted of the following ($ in millions):

	US Brands	US Medical Aesthetics	US Specialized Therapeutics	US General Medicine	International	Total
Balance as of December 31, 2015	$36,107.5	$4,006.7	$-	$-	$6,351.0	$46,465.2
Allocation to current segments	(36,107.5)	(4,006.7)	18,347.2	21,340.5	426.5	0.0
Additions through acquisitions	-	-	86.0	112.7	-	198.7
Foreign exchange and other adjustments	-	-	-	(26.6)	(281.2)	(307.8)
Balance as of December 31, 2016	$-	$-	$18,433.2	$21,426.6	$6,496.3	$46,356.1

As of December 31, 2016 and 2015, the gross balance of goodwill, pre-impairments, was and $46,373.4 million and $46,482.5 million, respectively.

The following items had a significant impact on goodwill in the year ended December 31, 2016:

•	An increase in goodwill of $112.7 million resulting from the Tobira Acquisition.
•	An increase in goodwill of $34.4 million resulting from the Vitae Acquisition.
•	An increase in goodwill of $51.6 million resulting from the ForSight Acquisition.

Product Rights and Other Intangible Assets

Product rights and other intangible assets consisted of the following for the years ended December 31, 2016 and 2015 ($ in millions):

Cost Basis	Balance as of December 31, 2015	Acquisitions	Impairments	IPR&D to CMP Transfers	Disposals/ Held for Sale/ Other	Foreign Currency Translation	Balance as of December 31, 2016
Intangibles with definite lives:
Product rights and other related intangibles	$64,366.0	$43.6	$-	$3,809.9	$(194.6)	$(223.5)	$67,801.4
Trade name	690.0	-	-	-	-	-	690.0
Total definite-lived intangible assets	$65,056.0	$43.6	$-	$3,809.9	$(194.6)	$(223.5)	$68,491.4
Intangibles with indefinite lives:
IPR&D	$11,128.2	$2,223.5	$(743.9)	$(3,809.9)	$(22.5)	$(17.1)	$8,758.3
Total indefinite- lived intangible assets	$11,128.2	$2,223.5	$(743.9)	$(3,809.9)	$(22.5)	$(17.1)	$8,758.3
Total product rights and related intangibles	$76,184.2	$2,267.1	$(743.9)	$-	$(217.1)	$(240.6)	$77,249.7

Accumulated Amortization	Balance as of December 31, 2015	Amortization	Impairments	Disposals/ Held for Sale/ Other	Foreign Currency Translation	Balance as of December 31, 2016
Intangibles with definite lives:
Product rights and other related intangibles	$(8,288.5)	$(6,392.7)	$(28.9)	$176.8	$39.4	$(14,493.9)
Trade name	(59.5)	(77.7)	-	-	-	(137.2)
Total definite-lived intangible assets	$(8,348.0)	$(6,470.4)	$(28.9)	$176.8	$39.4	$(14,631.1)
Total product rights and related intangibles	$(8,348.0)	$(6,470.4)	$(28.9)	$176.8	$39.4	$(14,631.1)
Net Product Rights and Other Intangibles	$67,836.2					$62,618.6

The following items had a significant impact on net product rights and other intangibles in the year ended December 31, 2016:

•	The Company acquired $1,357.0 million in IPR&D assets in connection with the Tobira Acquisition;
•	The Company acquired $686.0 million in IPR&D assets in connection with the Vitae Acquisition;
•	The Company acquired $158.0 million in IPR&D assets in connection with the ForSight Acquisition;
•

The Company recognized approximately $210.0 million in impairments relating to a urology product acquired in the Allergan Acquisition due to clinical data not supporting continuation of the R&D study.  This impairment was offset, in part, by a reduction of contingent liability of $186.0 million which reduced overall R&D expenses;

•

The Company recognized approximately $106 million in impairments relating to a migraine treatment acquired in the Allergan Acquisition based on a decrease in projected cash flows due to a delay in potential launch;

•	The Company recognized approximately $46.0 million in impairments relating to the atopic dermatitis pipeline candidate acquired in the Vitae Acquisition;
•

The Company recognized approximately $33.0 million in impairments of the acquired ForSight IPR&D asset as the Company anticipates a delay in potential launch timing, if any.  Offsetting this impairment was a corresponding reduction of acquired contingent consideration of $15.0 million, which reduced overall R&D expenses;

•	The Company recognized approximately $42.0 million in IPR&D impairments on a gastroenterology project based on the lack of future availability of active pharmaceutical ingredients;
•	The Company recognized approximately $190.0 million in IPR&D impairments due to the termination of an osteoarthritis R&D project due to clinical results;
•	The Company impaired IPR&D assets relating to an international eye care pipeline project of $35.0 million based on a decrease in projected cash flows due to market conditions;
•	The Company impaired IPR&D assets of $40.0 million for a Botox® premature ejaculation product based on a decrease in projected cash flows;

•	The Company recognized $24.0 million in IPR&D impairments relating to the termination of a women’s healthcare R&D project due to clinical results; and
•

During the year ended December 31, 2016, the Company reclassified certain intangible assets from IPR&D to CMP primarily related to Restasis®, Belkyra® (Kybella®), XEN45, Optive®,Taytulla™, Aczone®, Juvederm®, Dalvance® and Botox®.

Product rights and other intangible assets consisted of the following for the years ended December 31, 2015 and 2014 ($ in millions):

Cost Basis	Balance as of December 31, 2014	Acquisitions	Impairments	IPR&D to CMP Transfers	Disposals/ Held for Sale/ Other	Foreign Currency Translation	Balance as of December 31, 2015
Intangibles with definite lives:
Product rights and other related intangibles	$15,127.5	$47,163.8	$(242.2)	$3,128.5	$(975.5)	$163.9	$64,366.0
Trade name	-	690.0	-	-	-	-	690.0
Total definite-lived intangible assets	$15,127.5	$47,853.8	$(242.2)	$3,128.5	$(975.5)	$163.9	$65,056.0
Intangibles with indefinite lives:
IPR&D	$4,116.4	$10,714.4	$(511.6)	$(3,128.5)	$(38.8)	$(23.7)	$11,128.2
Trade name	-	-	-	-	-	-	-
Total indefinite- lived intangible assets	$4,116.4	$10,714.4	$(511.6)	$(3,128.5)	$(38.8)	$(23.7)	$11,128.2
Total product rights and related intangibles	$19,243.9	$58,568.2	$(753.8)	$-	$(1,014.3)	$140.2	$76,184.2

Accumulated Amortization	Balance as of December 31, 2014	Amortization	Impairments	Disposals/ Held for Sale/ Other	Foreign Currency Translation	Balance as of December 31, 2015
Intangibles with definite lives:
Product rights and other related intangibles	$(3,258.4)	$(5,384.2)	$(7.5)	$361.7	$(0.1)	$(8,288.5)
Trade name	-	(59.5)	-	-	-	(59.5)
Total definite-lived intangible assets	$(3,258.4)	$(5,443.7)	$(7.5)	$361.7	$(0.1)	$(8,348.0)
Total product rights and related intangibles	$(3,258.4)	$(5,443.7)	$(7.5)	$361.7	$(0.1)	$(8,348.0)
Net Product Rights and Other Intangibles	$15,985.5					$67,836.2

The following items had a significant impact on net product rights and other intangibles in the year ended December 31, 2015:

•

The Company acquired intangible assets in connection with the Allergan Acquisition of $54,750.5 million, including product rights and other related intangibles, trade name and IPR&D assets of $44,360.5 million, $690.0 million, and $9,700.0 million, respectively;

•	The Company acquired IPR&D assets of $286.0 million in connection with the Oculeve Acquisition;
•	The Company acquired CMP and IPR&D assets of $2,120.0 million and $320.0 million, respectively, in connection with the Kythera Acquisition;
•	The Company acquired CMP and IPR&D assets of $221.0 million and $302.0 million, respectively, in connection with the AqueSys Acquisition;
•	The Company acquired CMP and IPR&D assets of $19.5 million and $13.6 million, respectively, in connection with Northwood Acquisition;
•	In the year ended December 31, 2015, the Company divested Doryx® resulting in a reduction of intangible assets of approximately $46.6 million;
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

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, continuing operations related to annual amortization expense on product rights and other related intangibles as of December 31, 2016 over each of the next five years is estimated to be as follows ($ in millions):

Amortization Expense
2017	$6,624.0
2018	$6,231.5
2019	$6,188.7
2020	$5,963.6
2021	$5,105.9

The above amortization expense is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, finalization of preliminary fair value estimate, potential impairments, accelerated amortization or other events.

NOTE 16 — Long-Term Debt and Leases

Debt consisted of the following ($ in millions):

	Balance As of		Fair Market Value As of
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Senior Notes:
Floating Rate Notes
$500.0 million floating rate notes due September 1, 2016	$-	$500.0	$-	$500.5
$500.0 million floating rate notes due March 12, 2018	500.0	500.0	502.5	499.6
$500.0 million floating rate notes due March 12, 2020	500.0	500.0	509.4	496.2
	1,000.0	1,500.0	1,011.9	1,496.3
Fixed Rate Notes
$800.0 million 5.750% notes due April 1, 2016	-	800.0	-	808.4
$1,000.0 million 1.850% notes due March 1, 2017	1,000.0	1,000.0	1,001.1	1,001.5
$500.0 million 1.300% notes due June 15, 2017	500.0	500.0	499.7	496.3
$1,200.0 million 1.875% notes due October 1, 2017	1,200.0	1,200.0	1,202.5	1,196.0
$3,000.0 million 2.350% notes due March 12, 2018	3,000.0	3,000.0	3,018.0	3,004.6
$250.0 million 1.350% notes due March 15, 2018	250.0	250.0	248.4	244.9
$1,050.0 million 4.375% notes due February 1, 2019	1,050.0	1,050.0	1,090.0	1,099.5
$500.0 million 2.450% notes due June 15, 2019	500.0	500.0	501.2	494.4
$400.0 million 6.125% notes due August 15, 2019	400.0	400.0	437.7	444.2
$3,500.0 million 3.000% notes due March 12, 2020	3,500.0	3,500.0	3,541.8	3,505.1
$650.0 million 3.375% notes due September 15, 2020	650.0	650.0	663.6	656.6
$750.0 million 4.875% notes due February 15, 2021	750.0	750.0	803.3	807.4
$1,200.0 million 5.000% notes due December 15, 2021	1,200.0	1,200.0	1,297.7	1,299.4
$3,000.0 million 3.450% notes due March 15, 2022	3,000.0	3,000.0	3,030.7	3,006.8
$1,700.0 million 3.250% notes due October 1, 2022	1,700.0	1,700.0	1,693.1	1,669.6
$350.0 million 2.800% notes due March 15, 2023	350.0	350.0	335.6	327.7
$1,200.0 million 3.850% notes due June 15, 2024	1,200.0	1,200.0	1,211.7	1,202.6
$4,000.0 million 3.800% notes due March 15, 2025	4,000.0	4,000.0	3,995.6	3,984.6
$2,500.0 million 4.550% notes due March 15, 2035	2,500.0	2,500.0	2,458.5	2,462.2
$1,000.0 million 4.625% notes due October 1, 2042	1,000.0	1,000.0	967.6	956.1
$1,500.0 million 4.850% notes due June 15, 2044	1,500.0	1,500.0	1,496.4	1,483.6
$2,500.0 million 4.750% notes due March 15, 2045	2,500.0	2,500.0	2,466.9	2,452.7
	31,750.0	32,550.0	31,961.1	32,604.2
Total Senior Notes Gross	32,750.0	34,050.0	32,973.0	34,100.5
Unamortized premium	171.2	225.9	-	-
Unamortized discount	(95.8)	(107.4)	-	-
Total Senior Notes Net	32,825.4	34,168.5	32,973.0	34,100.5
Term Loan Indebtedness:
WC Term Loan
WC Three Year Tranche variable rate debt maturing October 1, 2016	-	191.5
WC Five Year Tranche variable rate debt maturing October 1, 2018	-	498.8
	-	690.3
ACT Term Loan
2017 Term Loan variable rate debt maturing October 31, 2017	-	572.1
2019 Term Loan variable rate debt maturing July 1, 2019	-	1,700.0
	-	2,272.1
AGN Term Loan
AGN Three Year Tranche variable rate debt maturing March 17, 2018	-	2,750.0
AGN Five Year Tranche variable rate debt maturing March 17, 2020	-	2,543.8
	-	5,293.8
Total Term Loan Indebtedness	-	8,256.2
Other Indebtedness
Revolver Borrowings	-	200.0
Debt Issuance Costs	(144.6)	(195.8)
Other	85.5	97.4
Total Other Borrowings	(59.1)	101.6
Capital Leases	2.4	4.1
Total Indebtedness	$32,768.7	$42,530.4

Fair market value in the table above is determined in accordance with ASC Topic 820 “Fair Value Measurement” (“ASC 820”) under Level 2 based upon quoted prices for similar items in active markets.

Floating Rate Notes

On March 4, 2015, Actavis Funding SCS, a limited partnership (société en commandite simple) organized under the laws of the Grand Duchy of Luxembourg and an indirect wholly-owned subsidiary of Allergan plc, issued floating rate notes due 2016 (the “2016 Floating Rate Notes”), floating rate notes due 2018 (the “2018 Floating Rate Notes”), floating rate notes due 2020 (the “2020 Floating Rate Notes”), 1.850% notes due 2017 (the “1.850% 2017 Notes”), 2.350% notes due 2018 (the “2.350% 2018 Notes”), 3.000% notes due 2020 (the “3.000% 2020 Notes”), 3.450% notes due 2022 (the “3.450% 2022 Notes”), 3.800% notes due 2025 (the “3.800% 2025 Notes”), 4.550% notes due 2035 (the “4.550% 2035 Notes”) and 4.750% notes due 2045 (the “4.750% 2045 Notes”). The notes are fully and unconditionally guaranteed by Actavis Funding SCS’s indirect parents, Warner Chilcott Limited and Actavis Capital S.a.r.l. (“Actavis Capital”), and by Allergan Finance, LLC (formerly known as Actavis, Inc.), a subsidiary of Actavis Capital, on an unsecured and unsubordinated basis.

The 2016 Floating Rate Notes were paid in full at maturity on September 1, 2016 and bore interest at the three-month LIBOR plus 0.875%. The 2018 Floating Rate Notes and the 2020 Floating Rate Notes bear interest at a floating rate equal to three-month LIBOR plus 1.080% and 1.255% per annum, respectively. Interest on the 2018 Floating Rate Notes and the 2020 Floating Rate Notes is payable quarterly on March 12, June 12, September 12 and December 12 of each year, and began on June 12, 2015.

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

The $800.0 million 5.750% senior notes were paid in full on April 1, 2016 with proceeds from the first quarter of 2016 borrowings under the revolving credit facility of $900.0 million at maturity.

Acquired Forest Notes

On July 1, 2014 in connection with the Forest Acquisition, the Company acquired the indebtedness of Forest comprised of the $1,050.0 million 4.375% senior notes due 2019, the $750.0 million 4.875% senior notes due 2021 and the $1,200.0 million 5.000% senior notes due 2021 (together the “Acquired Forest Notes”). Interest payments are due on the $1,050.0 million senior notes semi-annually in arrears on February 1 and August 1 beginning August 1, 2014. Interest payments are due on the $750.0 million senior notes due 2021 semi-annually in arrears on February 15 and August 15 beginning August 15, 2014. Interest payments are due on the $1,200.0 million senior note due 2021 semi-annually in arrears on June 15 and December 15, beginning December 15, 2014. As a result of acquisition accounting, the notes were fair valued with a premium of $260.3 million as of July 1, 2014, which will be amortized as contra-interest over the life of the notes. The guarantor of the debt is Allergan plc.

Allergan Acquisition Notes

In connection with the Allergan Acquisition, Actavis Funding SCS issued the $1,000.0 million 1.850% notes due March 1, 2017, the $3,000.0 million 2.350% notes due March 12, 2018, the $3,500.0 million 3.000% notes due March 12, 2020, the $3,000.0 million 3.450% notes due March 15, 2022, the $4,000.0 million 3.800% notes due March 15, 2025, the $2,500.0 million 4.550% notes due March

15, 2035 and the $2,500.0 million 4.750% notes due March 15, 2045.  These fixed rate securities were issued, in part, to finance the Allergan Acquisition.  The guarantors of the debt are Warner Chilcott Limited, Actavis Capital S.a.r.l., and Allergan Finance, LLC.

2014 Notes Issuance

On June 10, 2014, Actavis Funding SCS issued the $500.0 million 1.300% notes due 2017, $500.0 million 2.450% notes due 2019, $1,200.0 million 3.850% notes due 2024 and $1,500.0 million 4.850% notes due 2044 (the “2014 New Notes”). Interest payments are due on the 2014 New Notes on June 15 and December 15 semi-annually, beginning on December 15, 2014. The guarantors of the debt are Warner Chilcott Limited, Actavis Capital S.a.r.l., and Allergan Finance, LLC.

Actavis, Inc. Supplemental Indenture

On October 1, 2013, the Company, Allergan Finance, LLC, a wholly owned subsidiary of the Company, and Wells Fargo Bank, National Association, as trustee, entered into a fourth supplemental indenture (the “Fourth Supplemental Indenture”) to the indenture, dated as of August 24, 2009 (the “Base Indenture” and, together with the First Supplemental Indenture, the Second Supplemental Indenture and the Third Supplemental Indenture (each as defined below), the “Indenture”), as supplemented by the first supplemental indenture, dated as of August 24, 2009 (the “First Supplemental Indenture”), the second supplemental indenture, dated as of May 7, 2010 (the “Second Supplemental Indenture”), and the third supplemental indenture, dated as of October 2, 2012 (the “Third Supplemental Indenture”). Pursuant to the Fourth Supplemental Indenture, the Company has provided a full and unconditional guarantee of Actavis, Inc.’s obligations under its then outstanding $450.0 million 5.000% senior notes due August 15, 2014, (the “2014 Notes”), its $400.0 million 6.125% senior notes due August 15, 2019 (the “2019 Notes”), its $1,200.0 million 1.875% senior notes due October 1, 2017 (the “2017 Notes”), its $1,700.0 million 3.250% senior notes due October 1, 2022 (the “2022 Notes”) and its $1,000.0 million 4.625% Senior Notes due October 1, 2042 (the “2042 Notes”).

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

2012 Notes Issuance

On October 2, 2012, Allergan Finance, LLC issued the 2017 Notes, the 2022 Notes, and the 2042 Notes (collectively the “2012 Senior Notes”). Interest payments are due on the 2012 Senior Notes semi-annually in arrears on April 1 and October 1 beginning April 1, 2013. Net proceeds from the offering of the 2012 Senior Notes were used for the acquisition of the Actavis Group. The guarantors of the debt are Warner Chilcott Limited and Allergan plc.

2009 Notes Issuance

On August 24, 2009, Allergan Finance, LLC issued the 2014 Notes and the 2019 Notes (collectively the “2009 Senior Notes”). Interest payments are due on the 2009 Senior Notes semi-annually in arrears on February 15 and August 15, respectively, beginning February 15, 2010. Net proceeds from the offering of 2009 Senior Notes were used to repay certain debt with the remaining net proceeds being used to fund a portion of the cash consideration for the Arrow Group acquisition. The guarantors of the debt are Warner Chilcott Limited and Allergan plc.

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

ACT Term Loan

On December 17, 2014, Allergan plc and certain of its subsidiaries entered into a third amendment agreement (the “ACT Term Loan Amendment”) among Allergan plc, Warner Chilcott Limited, Actavis Capital, Allergan Finance, LLC, Actavis Funding SCS, BofA, as administrative agent, and the lenders party thereto. The ACT Term Loan Amendment amends and restates Allergan plc’s existing second amended and restated Allergan term loan credit and guaranty agreement, dated as of March 31, 2014 (such agreement, prior to its amendment and restatement pursuant to the ACT Term Loan Amendment, the “2014 ACT Term Loan Agreement” and together with the Existing ACT Term Loan Agreement (defined below), the “ACT Term Loan”) among Actavis Capital, Allergan plc, Warner Chilcott Limited, Allergan Finance, LLC, Actavis Funding SCS, BofA, as administrative agent, and the lenders from time to time party thereto, which amended and restated Allergan plc’s existing amended and restated Allergan term loan credit and guaranty agreement, dated as of October 1, 2013 (such agreement, prior to its amendment and restatement pursuant to the ACT Term Loan Amendment, the “Existing ACT Term Loan Agreement”) among Actavis Capital, Allergan plc, Allergan Finance, LLC, BofA, as administrative agent, and the lenders from time to time party thereto.

The Existing ACT Term Loan Agreement amended and restated Allergan Finance, LLC’s $1,800.0 million senior unsecured term loan credit facility, dated as of June 22, 2012. At the closing of the Existing ACT Term Loan Agreement, an aggregate principal amount of $1,572.5 million was outstanding (the “2017 Term Loan”).

On March 31, 2014, Allergan plc, Actavis Capital, Allergan Finance, LLC, BofA, as Administrative Agent, and a syndicate of banks participating as lenders entered into the 2014 ACT Term Loan Agreement to amend and restate the Existing ACT Term Loan Agreement. On July 1, 2014, in connection with the Forest Acquisition, the Company borrowed $2.0 billion of term loan indebtedness under tranche A-2 of the 2014 ACT Term Loan Agreement, which was due July 1, 2019 (the “2019 Term Loan”).

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

AGN Term Loan

On December 17, 2014, Allergan, Inc., and certain of its subsidiaries entered into a senior unsecured term loan credit agreement (the “AGN Term Loan”), among Actavis Capital, as borrower, Allergan plc, Warner Chilcott Limited, Allergan Finance, LLC, Actavis Funding SCS, the lenders from time to time party thereto (the “Term Lenders”), JPMorgan Chase Bank, N.A. (“JPMCB”), as administrative agent and the other financial institutions party thereto. Under the AGN Term Loan, the Term Lenders provided (i) a $2.75 billion tranche maturing on March 17, 2018 (the “AGN Three Year Tranche”) and (ii) a $2.75 billion tranche and maturing on March 17, 2020 (the “AGN Five Year Tranche”). The proceeds of borrowings under the AGN Term Loan were used to finance, in part, the cash component of the Allergan Acquisition consideration and certain fees and expenses incurred in connection with the Allergan Acquisition.

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

Bridge Loan Facility

On December 17, 2014, Allergan and certain of its subsidiaries entered into a 364-day senior unsecured bridge credit agreement (the “Bridge Loan Facility”), among Actavis Capital, as borrower, Allergan plc, Warner Chilcott Limited, Allergan Finance, LLC, Actavis Funding SCS, the lenders from time to time party thereto, JPMCB, as administrative agent and the other financial institutions party thereto. No amounts were borrowed under the Bridge Loan Facility and the commitments under the Bridge Loan Facility expired on March 17, 2015 upon the closing of the Allergan Acquisition.

Cash Bridge Loan Facility

On March 11, 2015, Allergan and certain of its subsidiaries entered into a 60-day senior unsecured bridge credit agreement (the “Cash Bridge Loan Facility”), among Actavis Capital, as borrower, Allergan plc, Warner Chilcott Limited, Allergan Finance, LLC, Actavis Funding SCS, the lenders from time to time party thereto (the “Cash Bridge Lenders”), JPMCB, as administrative agent and the other financial institutions party thereto. Under the Cash Bridge Loan Facility, the Cash Bridge Lenders committed to provide, subject to certain conditions, unsecured bridge financing, of which $2.8 billion was drawn to finance the Allergan Acquisition on March 17, 2015. The outstanding balance of the Cash Bridge Loan Facility was repaid on April 9, 2015.

Borrowings under the Cash Bridge Loan Facility bore interest at our choice of a per annum rate equal to either (a) a base rate plus an applicable margin per annum varying from 0.00% per annum to 1.00% per annum, depending on the Debt Rating or (b) a Eurodollar rate, plus an applicable margin varying from 1.00% per annum to 2.00% per annum, depending on the Debt Rating.

Annual Debt Maturities

As of December 31, 2016, annual debt maturities were as follows ($ in millions):

Total Payments
2017	$2,700.0
2018	3,750.0
2019	1,950.0
2020	4,650.0
2021	1,950.0
2022 and after	17,750.0
Total Senior Notes Gross	$32,750.0
Capital leases	2.4
Other borrowings and debt issuance costs	(59.1)
Unamortized premium	171.2
Unamortized discount	(95.8)
Total Indebtedness	$32,768.7

Amounts represent total anticipated cash payments assuming scheduled repayments.

Lease Commitments

The Company has operating leases for certain facilities and equipment. The terms of the operating leases for the Company’s facility leases require the Company to pay property taxes, normal maintenance expense and maintain minimum insurance coverage. Total rental expense for operating leases for the years ended December 31, 2016, 2015, and 2014 was $47.7 million, $49.9 million, and $69.7 million, respectively. The Company also has deminimis capital leases for certain facilities and equipment. The future minimum lease payments under both capital and operating leases that have remaining terms in excess of one year are ($ in millions):

Leases
2017	$48.1
2018	37.1
2019	37.8
2020	29.1
2021	27.2
Thereafter	172.8
Total minimum lease payments	$352.1

The Company has entered into certain sub-lease agreements which will offset future lease commitments.

NOTE 17 — Other Long-Term Liabilities

Other long-term liabilities consisted of the following ($ in millions):

	December 31,	December 31,
	2016	2015
Acquisition related contingent consideration liabilities	$661.1	$788.1
Long-term pension and post retirement liability	201.6	222.1
Legacy Allergan deferred executive compensation	111.7	117.9
Product warranties	28.1	28.4
Long-term contractual obligations	25.3	26.4
Long-term severance and restructuring liabilities	22.0	34.9
Deferred revenue	15.7	18.2
Other long-term liabilities	19.5	26.0
Total other long-term liabilities	$1,085.0	$1,262.0

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

NOTE 18 — Income Taxes

For the years ended December 31, 2016, 2015 and 2014, foreign losses before taxes were $1,502.8 million, $4,291.7 million and $2,966.0 million, respectively.

The Company’s (benefit)/provision for income taxes consisted of the following ($ in millions):

	Years Ended December 31,
	2016	2015	2014
Current (benefit) provision:
U.S. federal	$(17.5)	$14.4	$(62.0)
U.S. state	-	9.7	12.9
Non-U.S.	166.2	225.6	17.2
Total current (benefit) provision	148.7	249.7	(31.9)
Deferred (benefit) provision:
U.S. federal	(1,218.5)	(1,370.2)	(350.9)
U.S. state	(132.1)	(58.7)	(5.1)
Non-U.S.	(695.1)	(426.7)	(125.7)
Total deferred (benefit) provision	(2,045.7)	(1,855.6)	(481.7)
Total (benefit) / provision for income taxes	$(1,897.0)	$(1,605.9)	$(513.6)

The exercise of certain equity based awards resulted in a tax benefit that has been reflected as an increase to additional paid-in capital. The benefits recorded were $20.4 million, $76.1 million and $51.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The reconciliations for the years ended December 31, 2016, 2015 and 2014 between the statutory Irish and Bermuda income tax rates for Allergan plc and Warner Chilcott Limited, respectively, and the effective income tax rates were as follows:

	Allergan plc
	Years Ended December 31,
	2016	2015	2014
Statutory rate	(12.5%)	(12.5%)	(12.5%)
Earnings subject to the U.S. federal and state tax rates (1) (3)	(37.5%)	(18.6%)	(11.8%)
Earnings subject to rates different than the statutory rate (2)(3)	(18.3%)	(2.2%)	1.1%
Tax reserves and audit outcomes	(0.7%)	0.3%	1.2%
Non-deductible expenses	3.1%	1.3%	3.7%
Impact of acquisitions and reorganizations	3.1%	4.0%	1.2%
Tax credits and U.S. manufacturing deduction	(3.1%)	(0.5%)	(1.2%)
Rate changes (4)	(7.4%)	0.0%	1.4%
Valuation allowances (5)	6.5%	(6.5%)	0.0%
Other	(0.2%)	(0.6%)	(0.2%)
Effective income tax rate	(67.0%)	(35.3%)	(17.1%)

(1)

Earnings subject to U.S. federal and state tax had a larger impact on the effective tax rate for the period ended December 31, 2016 compared to the period ended December 31, 2015 due to an increase in expenses in 2016. These expenses included a full year of amortization expense related to intangibles acquired as part of the Allergan Acquisition and incremental costs associated with the acquisition related financing.

(2)

Earnings subject to tax rates different than the statutory rate had a larger impact on the effective tax rate for the period ended December 31, 2016 compared to the period ended December 31, 2015. This was primarily driven by the inclusion of a full year of Allergan post-acquisition operating income earned in jurisdictions with tax rates lower than the Irish statutory rate and changes to the earnings mix resulting from restructuring associated with the sale of the global generics business.

(3)

In 2016, the Company recorded $6.5 billion of amortization expense. A significant portion of this amount was incurred in jurisdictions with tax rates higher than the statutory rate resulting in a $482.3 million favorable impact on the effective tax rate.

(4)	In the fourth quarter of 2016, a tax rate change was enacted in France resulting in a $209.0 million tax benefit.
(5)

In 2016, the Company recorded a tax expense of $183.8 million predominately related to a change in the valuation allowance on U.S. capital loss carryforwards resulting from restructuring associated with the sale of the global generics business.

	Warner Chilcott Limited
	Years Ended December 31,
	2016	2015	2014
Statutory rate	0.0%	0.0%	0.0%
Earnings subject to the U.S. federal and state tax rates	(58.4%)	(29.5%)	(18.4%)
Earnings subject to rates different than the statutory rate	(11.9%)	(5.0%)	(5.4%)
Tax reserves and audit outcomes	(0.7%)	0.3%	1.3%
Non-deductible expenses	3.2%	1.3%	3.8%
Impact of acquisitions and reorganizations	3.2%	4.1%	1.2%
Tax credits and U.S. manufacturing deduction	(3.2%)	(0.5%)	(1.2%)
Rate changes	(7.6%)	0.0%	1.4%
Valuation allowances	6.7%	(6.7%)	0.0%
Other	(0.1%)	(0.4%)	(0.2%)
Effective income tax rate	(68.8%)	(36.4%)	(17.5%)

Deferred tax assets and liabilities are measured based on the difference between the financial statement and tax basis of assets and liabilities at the applicable tax rates. The significant components of the Company’s net deferred tax assets and liabilities consisted of the following (in millions):

	Years Ended December 31,
	2016	2015
Benefits from net operating and capital losses and tax credit carryforwards	$702.0	$1,305.8
Differences in financial statement and tax accounting for:
Inventories, receivables and accruals	433.6	1,005.4
Outside basis differences	-	5,738.8
Share-based and other compensation	530.1	598.0
Other	64.0	97.9
Total deferred tax asset, gross	$1,729.7	$8,745.9
Less: Valuation allowance	(183.9)	(196.2)
Total deferred tax asset, net	$1,545.8	$8,549.7
Differences in financial statement and tax accounting for:
Property, equipment and intangible assets	(12,419.6)	(14,046.8)
Outside basis differences	(1,793.7)	(2,422.2)
Other	(68.3)	-
Total deferred tax liabilities	$(14,281.6)	$(16,469.0)
Total deferred taxes	$(12,735.8)	$(7,919.3)

During the years ended December 31, 2016 and 2015, respectively, the Company recorded deferred tax liabilities of approximately $604.9 million and $12,911.5 million related to acquired entities.

During the year ended December 31, 2016, the Company’s net deferred tax liability increased by $4,816.5 million primarily due to the reversal of a deferred tax asset of $5,276.6 million, as adjusted for activity during 2016, related to investments in certain U.S. subsidiaries. This was partially offset by the reversal of deferred tax liabilities of $769.3 million related to investments in certain non-U.S. subsidiaries. Refer to “NOTE 7 – Discontinued Operations” for further discussion and additional disclosures related to our income tax provision reported as part of discontinued operations.

The Company had the following carryforward tax attributes at December 31, 2016:

•	$954.5 million U.S. federal net operating losses (“NOL”) and other tax attributes which begin to expire in 2019;
•	$147.9 million of U.S. tax credits which begin to expire in 2017;
•	$791.8 million U.S. state tax NOLs which begin to expire in 2017;
•	$46.0 million non-U.S. tax NOLs which begin to expire in 2017 and $1,183.6 million non-U.S. NOLs which are not subject to expiration.

Net operating loss and tax credit carryforwards of $954.5 million and $103.0 million, respectively, are subject to an annual limitation under Internal Revenue Code Section 382.

During the year ended December 31, 2016, the Company established a valuation allowance of $183.8 million predominately related to a U.S. capital loss carryforward. The tax expense was recorded as a component of income from continuing operations and the balance sheet as part of liabilities held for sale. As of December 31, 2016, a valuation allowance balance of $183.9 million is recorded due to the uncertainty of realizing net operating losses ($75.1 million), tax credits ($103.7 million) and other deferred tax assets ($5.1 million).

As of December 31, 2016, deferred income taxes have not been provided on approximately $7,837.1 million of undistributed earnings of certain non-Irish subsidiaries as these amounts are intended to be indefinitely reinvested in non-Irish operations. The undistributed earnings would be subject to withholding tax and in certain circumstances U.S. income tax of approximately $456.2 million if amounts were distributed to Allergan plc.

In making this assertion, the Company evaluates, among other factors, the profitability of its Irish and non-Irish operations and the need for cash within and outside Ireland, including cash requirements for capital improvement, acquisitions and market expansion.

As of December 31, 2016, the Company has accrued income taxes, including withholding taxes, of $1,396.3 million for certain pre-acquisition earnings primarily related to the Forest and Allergan acquisitions. The amount determined was generally based on the amount of cash and other assets available to be distributed or otherwise repatriated by Forest and Allergan’s non-U.S. subsidiaries. It is intended that these cash balances would eventually be remitted to the U.S. (and ultimately to Ireland) effectively to refinance a portion of the debt related to the acquisition of Forest Laboratories, Inc. and Allergan, Inc. by Allergan plc. The Company continues to evaluate its global cash needs but expects to repatriate these earnings as financing related to these acquisitions ultimately become payable.

Accounting for Uncertainty in Income Taxes

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Years Ended December 31,
	2016	2015	2014
Balance at the beginning of the year	$781.7	$712.2	$119.3
Increases for current year tax positions	100.7	41.2	51.3
Increases for prior year tax positions	40.5	19.7	4.2
Increases due to acquisitions	0.0	115.5	567.0
Decreases for prior year tax positions	(77.9)	(41.4)	(26.6)
Settlements	(30.8)	(60.6)	(0.4)
Lapse of applicable statute of limitations	(2.9)	(3.2)	(0.5)
Foreign exchange	(0.1)	(1.7)	(2.1)
Balance at the end of the year	$811.2	$781.7	$712.2

If these benefits were subsequently recognized, $757.9 million would favorably impact the Company’s effective tax rate.

The Company's continuing policy is to recognize interest and penalties related to uncertain tax positions in tax expense. During the years ended December 31, 2016, 2015 and 2014, the company recognized approximately $2.0 million, $(0.5) million and $5.1 million in interest and penalties, respectively. At December 31, 2016, 2015 and 2014, the Company had accrued $65.3 million (net of tax benefit of $35.4 million), $63.3 million (net of tax benefit of $34.2 million) and $65.6 million (net of tax benefit of $25.3 million) of interest and penalties related to uncertain tax positions, respectively. Although the company cannot determine the impact with certainty based on specific factors, it is reasonably possible that the unrecognized tax benefits may change by up to approximately $150.0 million within the next twelve months due to the resolution of certain tax examinations.

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

Due to our numerous acquisitions, the Company has several concurrent audits still pending with the IRS as set forth below:

IRS Audits	Taxable Years
Actavis W.C. Holding Inc.	2013 and 2014
Warner Chilcott Corporation	2010, 2011, 2012 and 2013
Forest Laboratories, Inc.	2010, 2011, 2012, 2013 and 2014
Allergan, Inc.	2009, 2010, 2011, 2012 and 2013
Anterios, Inc.	2014

NOTE 19 — Stockholders’ Equity

Share Repurchases

During the year ended December 31, 2016, the Company’s Board of Directors approved a $5.0 billion share repurchase program which was completed in October 2016.  Additionally, the Company announced that the Board of Directors approved a $10.0 billion accelerated share repurchase program, which was initiated in November 2016. Under the accelerated share repurchase program, the Company received $8.0 billion of repurchased shares during the year ended December 31, 2016. During the year ended December 31, 2016, the Company repurchased a total of 61.6 million shares of ordinary shares under the Share Repurchase Programs.  The amount of shares, if any, to be received from the remaining $2.0 billion of repurchases is subject to the volume weighted average share price over the term of the agreement.  Additionally, a portion of the accelerated share repurchase program is subject to a collar which would set the cap and floor of the share price for the transaction.

Quarterly Dividend

On November 2, 2016, the Company announced that its Board of Directors approved the initiation of a regular quarterly cash dividend for holders of the Company’s ordinary shares.  In February 2017, the Board of Directors authorized a quarterly dividend of $0.70 per share with the first payment on March 28, 2017 to shareholders of record at the close of business on February 28, 2017.

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

Each Mandatory Convertible Preferred Share will automatically convert on March 1, 2018, into between 2.8345 and 3.4722 ordinary shares, subject to anti-dilution adjustments, including adjustments related to our new quarterly dividend. The number of our ordinary shares issuable on conversion of the Mandatory Convertible Preferred Shares will be determined based on the volume weighted average price per ordinary share over the 20 consecutive trading day period beginning on and including the 22nd scheduled trading day immediately preceding March 1, 2018, the mandatory conversion date. At any time prior to March 1, 2018, other than during a fundamental change conversion period as defined, holders of the Mandatory Convertible Preferred Shares may elect to convert each Mandatory Convertible Preferred Share into our ordinary shares at the minimum conversion rate of 2.8345 ordinary shares per Mandatory Convertible Preferred Share, subject to anti-dilution adjustments. In addition, holders may elect to convert any Mandatory Convertible Preferred Shares during a specified period beginning on the fundamental change effective date, in which case such Mandatory Convertible Preferred Shares will be converted into our ordinary shares at the fundamental change conversion rate and converting holders will also be entitled to receive a fundamental change dividend make-whole amount and accumulated dividend amount.

In the year ended December 31, 2016 and 2015, the Company paid $278.4 million and $208.1 million of dividends on preferred shares, respectively.

2015 Ordinary Shares Offering

On March 2, 2015, in connection with the Allergan Acquisition, the Company issued 14,513,889 of its ordinary shares for an actual public offering price of $288.00 per share. The net proceeds of $4,071.1 million were used, in part, to finance the Allergan Acquisition.

Accumulated Other Comprehensive Income / (Loss)

For most of the Company’s international operations, the local currency has been determined to be the functional currency. The results of its non-U.S. dollar based operations are translated to U.S. dollars at the average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing rate of exchange at the date of the equity transaction. Translation adjustments are reflected in shareholders’ equity and are included as a component of other comprehensive income / (loss). The effects of converting non-functional currency assets and liabilities into the functional currency are recorded as transaction gains/losses in general and administrative expenses in the consolidated statements of operations

Unrealized gain / (losses) net of tax primarily represent experience differentials and other actuarial charges related to the Company’s defined benefit plans. The movements in accumulated other comprehensive (loss) for the years ended December, 2016 and 2015 were as follows ($ in millions):

	Foreign Currency Translation Items	Unrealized gain / (loss) net of tax	Total Accumulated Other Comprehensive Income / (Loss)
Balance as of December 31, 2014	$(434.4)	$(31.0)	$(465.4)
Other comprehensive (loss) before reclassifications into general and administrative	(129.9)	101.2	(28.7)
Total other comprehensive (loss)	(129.9)	101.2	(28.7)
Balance as of December 31, 2015	$(564.3)	$70.2	$(494.1)
Other comprehensive gain / (loss) before reclassifications into general and administrative	(441.6)	(48.1)	(489.7)
Impact of Teva Transaction	1,540.6	4.2	1,544.8
Investment in Teva ordinary shares fair value movement	-	(1,599.4)	(1,599.4)
Total other comprehensive (loss)	1,099.0	(1,643.3)	(544.3)
Balance as of December 31, 2016	$534.7	$(1,573.1)	$(1,038.4)

NOTE 20 — Segments

During 2016, Allergan announced a realignment of its businesses to streamline operations. Prior to the realignment, the Company operated and managed its business as four distinct operating segments: US Brands, US Medical Aesthetics, International and Anda Distribution. Under the new organizational structure being reported, and the result of our decision to sell our Anda Distribution business, the Company organized its businesses into the following segments: US Specialized Therapeutics, US General Medicine and International. In addition, certain revenues and shared costs, and the results of corporate initiatives, are managed outside of the three segments.  Prior period results have been recast to align to the current segment presentation.

The operating segments are organized as follows:

•

The US Specialized Therapeutics segment includes sales and expenses relating to certain branded products within the US, including Medical Aesthetics, Medical Dermatology, Eye Care, Neurosciences and Urology therapeutic products.

•

The US General Medicine segment includes sales and expenses relating to branded products within the US that do not fall into the US Specialized Therapeutics business units, including Central Nervous System, Gastrointestinal, Women’s Health, Anti-Infectives and Diversified Brands.

•	The International segment includes sales and expenses relating to products sold outside the US.

The Company evaluates segment performance based on segment contribution. Segment contribution for our segments represents net revenues less cost of sales (defined below), selling and marketing expenses, and select general and administrative expenses. Included in segment revenues are product sales that were sold through our former Anda Distribution business once the Anda Distribution business had sold the product to a third party customer. These sales are included in segment results and are reclassified into revenues from discontinued operations through a reduction of Corporate revenues which eliminates the sales made by our Anda Distribution business from results of continuing operations prior to October 3, 2016.  Cost of sales for these products in discontinued operations is equal to our average third party cost of sales for third party branded products distributed by Anda Distribution. The Company does not evaluate the following items at the segment level:

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

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the years ended December 31, 2016, 2015 and 2014 ($ in millions):

	Year Ended December 31, 2016
	US Specialized	US General
	Therapeutics	Medicine	International	Total

Net revenues	$5,811.7	$5,923.9	$2,881.3	$14,616.9

Operating expenses:
Cost of sales(1)	290.9	879.8	418.2	1,588.9
Selling and marketing	1,137.0	1,185.7	788.2	3,110.9
General and administrative	174.2	174.9	117.2	466.3
Segment Contribution	$4,209.6	$3,683.5	$1,557.7	$9,450.8
Contribution margin	72.4%	62.2%	54.1%	64.7%
Corporate				1,481.3
Research and development				2,575.7
Amortization				6,470.4
In-process research and development impairments				743.9
Asset sales and impairments, net				5.0
Operating (loss)				$(1,825.5)
Operating margin				(12.5)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

	Year Ended December 31, 2015
	US Specialized	US General
	Therapeutics	Medicine	International	Total

Net revenues	$4,309.8	$6,338.4	$2,187.3	$12,835.5

Operating expenses:
Cost of sales(1)	235.8	909.5	350.9	1,496.2
Selling and marketing	772.8	1,194.7	569.2	2,536.7
General and administrative	68.3	105.3	107.6	281.2
Segment Contribution	$3,232.9	$4,128.9	$1,159.6	$8,521.4
Contribution margin	75.0%	65.1%	53.0%	66.4%
Corporate				3,066.6
Research and development				2,358.5
Amortization				5,443.7
In-process research and development impairments				511.6
Asset sales and impairments, net				272.0
Operating (loss)				$(3,131.0)
Operating margin				(24.4)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

	Year Ended December 31, 2014
	US Specialized	US General
	Therapeutics	Medicine	International	Total

Net revenues	$111.9	$4,399.3	$203.5	$4,714.7

Operating expenses:
Cost of sales(1)	29.2	707.5	48.2	784.9
Selling and marketing	11.8	794.6	48.2	854.6
General and administrative	3.0	116.5	12.0	131.5
Segment Contribution	$67.9	$2,780.7	$95.1	$2,943.7
Contribution margin	60.7%	63.2%	46.7%	62.4%
Corporate				2,239.4
Research and development				605.7
Amortization				1,935.8
In-process research and development impairments				424.3
Asset sales and impairments, net				305.7
Operating (loss)				$(2,567.2)
Operating margin				(54.5)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

The following is a reconciliation of net revenues for the operating segments to the Company’s net revenues for the years ended December 31, 2016, 2015 and 2014 ($ in millions):

	Years Ended December 31,
	2016	2015	2014
Segment net revenues	$14,616.9	$12,835.5	$4,714.7
Corporate revenues	(46.3)	(147.4)	(38.2)
Net revenues	$14,570.6	$12,688.1	$4,676.5

No country outside of the United States represents ten percent or more of net revenues. The US Specialized Therapeutics and US General Medicine segments are comprised solely of sales within the United States.

The following tables present global net revenues for the top products of the Company for the years ended December 31, 2016, 2015 and 2014 ($ in millions):

	Year Ended December 31, 2016
	US Specialized Therapeutics	US General Medicine	International	Corporate	Total
Botox®	$1,983.2	$-	$803.0	$-	$2,786.2
Restasis®	1,419.5	-	68.0	-	1,487.5
Fillers	446.9	-	420.4	-	867.3
Lumigan®/Ganfort®	326.4	-	361.7	-	688.1
Linzess®/Constella®	-	625.6	17.3	-	642.9
Bystolic® / Byvalson®	-	638.8	1.7	-	640.5
Namenda XR®	-	627.6	-	-	627.6
Alphagan®/Combigan®	376.6	-	169.3	-	545.9
Asacol®/Delzicol®	-	360.8	53.7	-	414.5
Lo Loestrin®	-	403.5	-	-	403.5
Estrace® Cream	-	379.4	-	-	379.4
Eye Drops	186.5	-	276.2	-	462.7
Breast Implants	206.0	-	149.9	-	355.9
Viibryd®/Fetzima®	-	342.3	-	-	342.3
Minastrin® 24	-	325.9	1.4	-	327.3
Ozurdex ®	84.4	-	179.0	-	263.4
Carafate ® / Sulcrate ®	-	229.0	2.4	-	231.4
Aczone®	217.3	-	-	-	217.3
Zenpep®	-	200.7	-	-	200.7
Canasa®/Salofalk®	-	178.7	17.7	-	196.4
Saphris®	-	166.8	-	-	166.8
Armour Thyroid	-	166.5	-	-	166.5
Teflaro®	-	133.6	-	-	133.6
Rapaflo®	116.6	-	5.8	-	122.4
SkinMedica®	108.3	-	-	-	108.3
Savella®	-	103.2	-	-	103.2
Tazorac®	95.5	-	0.8	-	96.3
Vraylar™	-	94.3	-	-	94.3
Viberzi®	-	93.3	-	-	93.3
Latisse®	77.9	-	8.5	-	86.4
Lexapro®	-	66.6	-	-	66.6
Namzaric®	-	57.5	-	-	57.5
Kybella® / Belkyra®	50.2	-	2.3	-	52.5
Dalvance®	-	39.3	-	-	39.3
Avycaz®	-	36.1	-	-	36.1
Liletta®	-	23.3	-	-	23.3
Enablex®	-	17.1	-	-	17.1
Namenda® IR	-	15.1	-	-	15.1
Other Products Revenues	116.4	598.9	342.2	33.7	1,091.2
Less product sold through our former Anda Distribution business	n.a.	n.a.	n.a.	(80.0)	(80.0)
Total Net Revenues	$5,811.7	$5,923.9	$2,881.3	$(46.3)	$14,570.6

	Year Ended December 31, 2015
	US Specialized Therapeutics	US General Medicine	International	Corporate	Total
Botox®	$1,386.4	$-	$584.4	$-	$1,970.8
Restasis®	999.6	-	48.2	-	1,047.8
Fillers	304.4	-	269.5	-	573.9
Lumigan®/Ganfort®	260.7	-	283.4	-	544.1
Linzess®/Constella®	-	454.8	4.5	-	459.3
Bystolic® / Byvalson®	-	644.8	1.3	-	646.1
Namenda XR®	-	759.3	-	-	759.3
Alphagan®/Combigan®	285.0	-	126.1	-	411.1
Asacol®/Delzicol®	-	552.9	65.5	-	618.4
Lo Loestrin®	-	346.5	3.1	-	349.6
Estrace® Cream	-	326.2	-	-	326.2
Eye Drops	177.0	-	220.6	-	397.6
Breast Implants	175.0	-	125.5	-	300.5
Viibryd®/Fetzima®	-	327.6	-	-	327.6
Minastrin® 24	-	272.4	0.6	-	273.0
Ozurdex ®	56.1	-	112.3	-	168.4
Carafate ® / Sulcrate ®	-	213.1	-	-	213.1
Aczone®	170.8	-	-	-	170.8
Zenpep®	-	167.4	-	-	167.4
Canasa®/Salofalk®	-	137.1	18.5	-	155.6
Saphris®	-	186.7	-	-	186.7
Armour Thyroid	-	130.8	-	-	130.8
Teflaro®	-	137.6	-	-	137.6
Rapaflo®	115.2	-	10.9	-	126.1
SkinMedica®	76.6	-	-	-	76.6
Savella®	-	106.4	-	-	106.4
Tazorac®	92.3	-	1.4	-	93.7
Vraylar™	-	-	-	-	-
Viberzi®	-	12.3	-	-	12.3
Latisse®	63.2	-	10.0	-	73.2
Lexapro®	-	71.6	-	-	71.6
Namzaric®	-	11.2	-	-	11.2
Kybella® / Belkyra®	3.2	-	-	-	3.2
Dalvance®	-	16.8	-	-	16.8
Avycaz®	-	22.6	-	-	22.6
Liletta®	-	14.8	-	-	14.8
Enablex®	-	69.2	-	-	69.2
Namenda® IR	-	556.3	-	-	556.3
Other Products Revenues	144.3	800.0	301.5	10.0	1,255.8
Less product sold through our former Anda Distribution business	n.a.	n.a.	n.a.	(157.4)	(157.4)
Total Net Revenues	$4,309.8	$6,338.4	$2,187.3	$(147.4)	$12,688.1

	Year Ended December 31, 2014
	US Specialized Therapeutics	US General Medicine	International	Corporate	Total
Botox®	$-	$-	$-	$-	$-
Restasis®	-	-	-	-	-
Fillers	-	-	-	-	-
Lumigan®/Ganfort®	-	-	-	-	-
Linzess®/Constella®	-	173.2	1.2	-	174.4
Bystolic® / Byvalson®	-	291.6	0.9	-	292.5
Namenda XR®	-	269.5	-	-	269.5
Alphagan®/Combigan®	-	-	-	-	-
Asacol®/Delzicol®	-	541.0	73.1	-	614.1
Lo Loestrin®	-	275.7	-	-	275.7
Estrace® Cream	-	258.2	-	-	258.2
Eye Drops	-	-	-	-	-
Breast Implants	-	-	-	-	-
Viibryd®/Fetzima®	-	140.3	-	-	140.3
Minastrin® 24	-	217.9	-	-	217.9
Ozurdex ®	-	-	-	-	-
Carafate ® / Sulcrate ®	-	90.9	1.3	-	92.2
Aczone®	-	-	-	-	-
Zenpep®	-	65.1	-	-	65.1
Canasa®/Salofalk®	-	74.6	11.5	-	86.1
Saphris®	-	69.9	-	-	69.9
Armour Thyroid	-	47.9	-	-	47.9
Teflaro®	-	56.2	-	-	56.2
Rapaflo®	111.9	-	5.2	-	117.1
SkinMedica®	-	-	-	-	-
Savella®	-	49.4	-	-	49.4
Tazorac®	-	-	-	-	-
Vraylar™	-	-	-	-	-
Viberzi®	-	-	-	-	-
Latisse®	-	-	-	-	-
Lexapro®	-	35.1	-	-	35.1
Namzaric®	-	-	-	-	-
Kybella® / Belkyra®	-	-	-	-	-
Dalvance®	-	1.4	-	-	1.4
Avycaz®	-	-	-	-	-
Liletta®	-	-	-	-	-
Enablex®	-	85.9	-	-	85.9
Namenda® IR	-	629.7	-	-	629.7
Other Products Revenues	-	1,025.8	110.3	-	1,136.1
Less product sold through our former Anda Distribution business	n.a.	n.a.	n.a.	(38.2)	(38.2)
Total Net Revenues	$111.9	$4,399.3	$203.5	$(38.2)	$4,676.5

Unless included above, no product represents ten percent or more of total net revenues.

NOTE 21 — Business Restructuring Charges

During 2016, activity related to our business restructuring and facility rationalization activities primarily related to the cost optimization initiatives in conjunction with the Allergan Acquisition. Restructuring activities for the year ended December 31, 2016 is as follows ($ in millions):

	Severance and Retention	Share-Based Compensation	Other	Total
Reserve balance at December 31, 2015	$94.8	$-	$48.6	$143.4
Acquired liability	-	-	-	-
Charged to expense:
Cost of sales	3.9	0.5	4.9	9.3
Research and development	11.1	1.0	0.7	12.8
Selling and marketing	19.8	9.7	1.7	31.2
General and administrative	27.9	9.8	15.1	52.8
Total expense	62.7	21.0	22.4	106.1
Cash payments	(81.9)	-	(33.3)	(115.2)
Other reserve impact	(7.1)	(21.0)	2.0	(26.1)
Reserve balance at December 31, 2016	$68.5	$-	$39.7	$108.2

During 2015, activity related to our business restructuring and facility rationalization activities primarily related to the cost optimization initiatives in conjunction with the Allergan and Forest acquisitions. Restructuring activities for the year ended December 31, 2015 as follows ($ in millions):

	Severance and Retention	Share-Based Compensation	Other	Total
Reserve balance at December 31, 2014	$111.1	$-	$-	$111.1
Acquired liability	27.9	-	29.2	57.1
Charged to expense:
Cost of sales	9.3	19.8	23.4	52.5
Research and development	77.7	104.6	-	182.3
Selling and marketing	71.5	47.0	-	118.5
General and administrative	128.6	293.3	42.4	464.3
Total expense	287.1	464.7	65.8	817.6
Cash payments	(312.3)	(127.1)	(59.1)	(498.5)
Other reserve impact	(19.0)	(337.6)	12.7	(343.9)
Reserve balance at December 31, 2015	$94.8	$-	$48.6	$143.4

During the years ended December 31, 2016, 2015 and 2014, the Company recognized restructuring charges related to continuing operations of $106.1 million, $817.6 million and $330.9 million, respectively.

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

The Company recognized realized and unrealized (gains) on such contracts of $(4.0) million, $(1.4) million and $(2.3) million, respectively, during the years ended December 31, 2016, 2015 and 2014.

The fair value of outstanding foreign currency derivatives are recorded in “Prepaid expenses and other current assets,” “investments and other assets” or “Accounts payable and accrued expenses.” At December 31, 2016 and 2015, foreign currency derivative assets associated with the foreign exchange option contracts of $0.1 million and $25.0 million, respectively, were included in “Prepaid expenses and other current assets.” At December 31, 2015, foreign currency derivative assets associated with the foreign exchange option contracts of $48.5 million were included in “investments and other assets.” At December 31, 2016, there were no foreign currency derivative liabilities associated with the foreign exchange option contracts. At December 31, 2015, there was $0.3 million in foreign currency derivative liabilities associated with the foreign exchange forward contracts were included in “Accounts payable and accrued expenses.”

NOTE 23 — Fair Value Measurement

Assets and liabilities are measured at fair value using Fair Value Leveling or disclosed at fair value on a recurring basis as of December 31, 2016 and 2015 consisted of the following ($ in millions):

	Fair Value Measurements as of December 31, 2016 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents*	$1,238.9	$1,238.9	$-	$-
Marketable securities	8,062.3	-	8,062.3	-
Deferred executive compensation investments	111.7	90.5	21.2	-
Foreign currency derivatives	0.1	-	0.1	-
Investment in Teva ordinary shares	3,439.2	-	3,439.2	-
Investments and other	95.0	95.0	-	-
Total assets	$12,947.2	$1,424.4	$11,522.8	$-
Liabilities:
Deferred executive compensation liabilities	111.7	90.5	21.2	-
Contingent consideration obligations	1,172.1	-	-	1,172.1
Total liabilities	$1,283.8	$90.5	$21.2	$1,172.1

*	Marketable securities with less than 90 days remaining until maturity are classified as cash equivalents.

	Fair Value Measurements as of December 31, 2015 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$29.9	$29.9	$-	$-
Deferred executive compensation investments	118.1	102.3	15.8	-
Foreign currency derivatives	73.2	-	73.2	-
Investments and other	112.2	112.2	-	-
Total assets	$333.4	$244.4	$89.0	$-
Liabilities:
Deferred executive compensation liabilities	117.9	102.1	15.8	-
Contingent consideration obligations	868.0	-	-	868.0
Total liabilities	$985.9	$102.1	$15.8	$868.0

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

Foreign Currency Contracts

At December 31, 2016 and 2015, the notional principal and fair value of the Company’s outstanding foreign currency derivative financial instruments were as follows ($ in millions, except average contract rate or strike amount):

	Year Ended December 31, 2016		Year Ended December 31, 2015
	Notional Principal	Average Contract Rate or Strike Amount	Notional Principal	Average Contract Rate or Strike Amount
Foreign currency forward contracts:
(Receive U.S. dollar/pay foreign currency)
Russian ruble	$22.5	61.02	$18.8	72.97
	$22.5		$18.8

Estimated fair value	$0.1		$(0.3)

Foreign currency sold - put options:
Euro	$-	0.00	340.5	1.41
	$-		$340.5

Estimated fair value	$-		$73.5

The notional principal amounts provide one measure of the transaction volume outstanding as of December 31, 2016 and 2015, and do not represent the amount of the Company’s exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of December 31, 2016 and 2015. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

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

	Years Ended December 31,
Expense / (income)	2016	2015	2014
Cost of sales	$(17.4)	$58.5	$(9.9)
Research and development	(71.1)	37.7	(69.3)
General and administrative	24.3	(0.5)	0.4
Total	$(64.2)	$95.7	$(78.8)

During the year ended December 31, 2016, the Company had net contingent consideration income of $64.2 million primarily driven by ongoing R&D projects that were terminated based on clinical data acquired in the Allergan Acquisition, which was offset by additional contingent consideration expense relating to milestones achieved in connection with the AqueSys and Allergan Acquisitions.

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

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2016 and 2015 ($ in millions):

	Balance as of December 31, 2015	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments	Foreign currency translation	Balance as of December 31, 2016
Liabilities:
Contingent consideration obligations	$868.0	$-	$368.3	$(64.2)	$-	$1,172.1

	Balance at December 31, 2014	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments	Foreign currency translation	Balance at December 31, 2015
Liabilities:
Contingent consideration obligations	$373.8	$-	$405.1	$95.7	$(6.6)	$868.0

During the year ended December 31, 2016, the following activity in contingent consideration obligations by acquisition was incurred ($ in millions):

	Balance as of December 31, 2015	Acquisitions	Fair Value Adjustments and Accretion	Payments and Other	Balance as of December 31, 2016
Allergan Acquisition	$329.7	$-	$(90.1)	$(40.0)	$199.6
AqueSys Acquisition	193.5	-	10.4	(100.0)	103.9
Medicines 360 acquisition	144.1	-	(14.7)	(1.9)	127.5
Oculeve Acquisition	90.0	-	9.5	-	99.5
Metrogel acquisition	30.9	-	(8.4)	(7.5)	15.0
Forest Acquisition	20.4	-	(7.8)	(1.6)	11.0
Uteron acquisition	8.2	-	-	-	8.2
Durata Acquisition	24.5	-	2.2	(26.7)	-
ForSight Acquisition	-	79.8	(14.3)	(0.1)	65.4
Tobira Acquisition	-	479.0	35.3	0.1	514.4
Other	26.7	-	13.7	(12.8)	27.6
Total	$868.0	$558.8	$(64.2)	$(190.5)	$1,172.1

NOTE 24 — Commitments and Contingencies

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued. As of December 31, 2016, the Company’s consolidated balance sheet includes accrued loss contingencies of approximately $70.0 million.

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

In matters involving the defense of the Company’s intellectual property, the Company believes it has meritorious claims and intends to vigorously defend the patents or other intellectual property at issue in such litigation.  Similarly, in matters where the Company is a defendant, the Company believes it has meritorious defenses and intends to defend itself vigorously.  However, the Company can offer no assurances that it will be successful in a litigation or, in the case of patent enforcement matters, that a generic version of the product at issue will not be launched or enjoined.  Failing to prevail in a litigation could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Antitrust Litigation

Asacol® Litigation. Two class action complaints were filed on June 22, 2015, and three more on September 21, 2015, in federal court in Massachusetts on behalf of a putative class of indirect purchasers. In each complaint plaintiffs allege that they paid higher prices for Warner Chilcott’s Asacol® HD and Delzicol® products as a result of Warner Chilcott’s alleged actions preventing or delaying generic competition in the market for Warner Chilcott’s older Asacol® product in violation of U.S. federal antitrust laws and/or state laws. Plaintiffs seek unspecified injunctive relief, treble damages and/or attorneys’ fees. Defendants moved to dismiss the indirect purchasers’ complaint. A hearing was held on the motion to dismiss on May 11, 2016.  On July 20, 2016, the court issued a decision granting the motion in part, dismissing the indirect purchaser plaintiffs’ claims based on purported reverse payments and dismissing several of indirect purchaser plaintiffs’ claims based on state laws. On August 15, 2016, the indirect purchaser plaintiffs filed a second amended complaint.  The Company filed an answer to the second amended complaint on October 4, 2016.  Complaints were also filed on behalf of a putative class of direct purchasers of Asacol® in federal court in New York on April 26, 2016, and on June 29, 2016, in each case making similar allegations to the complaints filed by the indirect purchaser plaintiffs.  Those matters have been consolidated with the indirect purchaser cases in the federal court in Massachusetts.   On October 11, 2016, the Company filed a motion to dismiss the direct purchasers’ consolidated complaint and oral argument on the motion was held on December 16, 2016.

Botox® Litigation. A class action complaint was filed in federal court in California on February 24, 2015, and amended May 29, 2015, alleging unlawful market allocation in violation of Section 1 of the Sherman Act, 15 U.S.C. §1, agreement in restraint of trade in violation of 15 U.S.C. §1 of the Sherman Act, unlawful maintenance of monopoly market power in violation of Section 2 of the Sherman Act, 15 U.S.C. §2 of the Sherman Act, violations of California’s Cartwright Act, Section 16700 et seq. of Calif. Bus. and Prof. Code, and violations of California’s unfair competition law, Section 17200 et seq. of Calif. Bus. and Prof. Code. In the complaint, plaintiffs seek an unspecified amount of treble damages.  On July 19, 2016, plaintiffs filed a motion for class certification.  On October 14, 2016, the Company filed an opposition to plaintiffs’ motion for class certification.  Oral argument on the class certification motion was heard on January 13, 2017.

Doryx® Litigation. In July 2012, Mylan Pharmaceuticals Inc. (“Mylan”) filed a complaint against Warner Chilcott and Mayne Pharma International Pty. Ltd. (“Mayne”) in federal court in Pennsylvania alleging that Warner Chilcott and Mayne prevented or delayed Mylan’s generic competition to Warner Chilcott’s Doryx® products in violation of U.S. federal antitrust laws and tortiously interfered with Mylan’s prospective economic relationships under Pennsylvania state law. In the complaint, Mylan seeks unspecified treble and punitive damages and attorneys’ fees. Warner Chilcott and Mylan filed motions for summary judgment on March 10, 2014. On April 16, 2015, the court issued an order granting Warner Chilcott and Mayne’s motion for summary judgment, denying Mylan’s summary judgment motion and entering judgment in favor of Warner Chilcott and Mayne on all counts. Mylan appealed the district court’s decision to the Third Circuit Court of Appeals.  On September 28, 2016, the Court of Appeals issued its decision and affirmed the ruling of the district court.  On November 30, 2016 the Third Circuit Court of Appeals denied Mylan’s petition for a rehearing en banc.

Loestrin® 24 Litigation. On April 5, 2013, two putative class actions were filed in the federal district court against Warner Chilcott and certain affiliates alleging that Warner Chilcott’s 2009 patent lawsuit settlements with Watson Laboratories and Lupin related to Loestrin® 24 Fe were unlawful. The complaints, both asserted on behalf of putative classes of end-payors, generally allege that Watson and Lupin improperly delayed launching generic versions of Loestrin® 24 in exchange for substantial payments from Warner Chilcott in violation of federal and state antitrust and consumer protection laws. The complaints each seek declaratory and injunctive relief and damages. Additional complaints have been filed by different plaintiffs seeking to represent the same putative class of end-payors. In addition to the end-payor suits, two lawsuits have been filed on behalf of a class of direct payors and by direct purchasers in their individual capacities.  After a hearing on September 26, 2013, the JPML issued an order transferring all related Loestrin® 24 cases to the federal court for the District of Rhode Island. On September 4, 2014, the court granted the defendants’ motion to dismiss the complaint. The plaintiffs appealed the district court’s decision to the First Circuit Court of Appeals and oral argument was held on December 7, 2015. On February 22, 2016 the First Circuit issued its decision vacating the decision of, and remanding the matter to, the district court.  On June 11, 2016, defendants filed an omnibus motion to dismiss the claims of the direct purchaser class plaintiffs, end-payor class plaintiffs and individual direct purchaser plaintiffs.  Oral argument on the motion to dismiss was held on January 13, 2017.

Namenda® Litigation. On September 15, 2014, the State of New York, through the Office of the Attorney General of the State of New York, filed a lawsuit in the United States District Court for the Southern District of New York alleging that Forest was acting to prevent or delay generic competition to Forest’s immediate-release product Namenda® in violation of federal and New York antitrust laws and committed other fraudulent acts in connection with its commercial plans for Namenda® XR. On December 11, 2014, the district court issued a ruling granting the state’s preliminary injunction motion and issued an injunction on December 15, 2014 which the Court of Appeals for the Second Circuit affirmed on May 22, 2015. Forest and the New York Attorney General reached a settlement on November 24, 2015. On May 29, 2015, a putative class action was filed on behalf of a class of direct purchasers and on June 8, 2015 a similar putative class action was filed on behalf of a class of indirect purchasers. Since that time, additional complaints have been filed on behalf of putative classes of direct and indirect purchasers. The class action complaints make claims similar to those asserted by the New York Attorney General and also include claims that Namenda® patent litigation settlements between Forest and generic companies also violated the antitrust laws. On December 22, 2015, Forest and its co-defendants filed motions to dismiss the pending complaints. On September 13, 2016, the court issued a decision denying the Company’s motion to dismiss.  On September 27, 2016 the Company filed an answer to the amended complaint.

Zymar®/Zymaxid® Litigation. On February 16, 2012, Apotex Inc. and Apotex Corp. filed a complaint in the federal district court in Delaware against Senju Pharmaceuticals Co., Ltd. (“Senju”), Kyorin Pharmaceutical Co., Ltd. (“Kyorin”), and Allergan, Inc.  alleging monopolization in violation of Section 2 of the Sherman Act, conspiracy to monopolize, and unreasonable restraint of trade in the market for gatifloxacin ophthalmic formulations, which includes Allergan Inc.’s ZYMAR® gatifloxacin ophthalmic solution 0.3%

and ZYMAXID® gatifloxacin ophthalmic solution 0.5% products. In the complaint, Plaintiffs seek an unspecified amount of treble damages and disgorgement of profits.Following the court’s denial of Allergan Inc.’s motions to dismiss, Allergan Inc. filed an answer to Apotex’s complaint on June 1, 2015.

On June 6, 2014, a separate antitrust class action complaint was filed in the federal district court in Delaware against the same defendants as in the Apotex case. The complaint alleges that defendants unlawfully excluded or delayed generic competition in the gatifloxacin ophthalmic formulations market (generic versions of ZYMAR® and ZYMAXID®). On September 18, 2014, Allergan Inc. filed a motion to dismiss for lack of subject matter jurisdiction and joined in co-defendants’ motion to dismiss for failure to state a claim. On August 19, 2015, the court granted Allergan Inc.’s motion to dismiss. On September 18, 2015, plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit. The Third Circuit oral argument was held on June 13, 2016.  On September 7, 2016, the U.S. Court of Appeals for the Third Circuit vacated the District Court’s granting of Allergan Inc.’s motion to dismiss and remanded to the District Court for further proceedings.  The Third Circuit denied the Company’s petition for a rehearing on October 4, 2016.

Commercial Litigation

Celexa®/Lexapro® Class Actions. Forest and certain of its affiliates have been named as defendants in multiple federal court actions relating to the promotion of Celexa® and/or Lexapro®  all of which have been consolidated in the Celexa®/Lexapro® MDL proceeding in the federal district court in Massachusetts. On November 13, 2013, an action was filed in federal court in Minnesota which sought to certify a nationwide class of third-party payor entities that purchased Celexa® and Lexapro® for pediatric use. The complaint asserts claims under the federal Racketeer Influenced and Corrupt Organizations (“RICO”) Act, alleging that Forest engaged in an off-label marketing scheme and paid illegal kickbacks to physicians to induce prescriptions of Celexa® and Lexapro®. Forest moved to dismiss the complaint and on December 12, 2014, and the court thereafter issued a ruling dismissing plaintiff’s claims under Minnesota’s Deceptive Trade Practices Act, but denying the remaining portions of the motion. A motion for class certification was filed in February, 2016, and denied on June 2, 2016.  Thereafter, plaintiffs filed a 23(f) petition requesting leave to appeal the denial of class certification which the First Circuit denied on December 7, 2016.  On August 28, 2014, an action was filed in the federal district court in Washington seeking to certify a nationwide class of consumers and subclasses of Washington and Massachusetts consumers that purchased Celexa® and Lexapro® for pediatric use. The complaint asserts claims under the federal RICO statute, alleging that Forest engaged in off-label marketing scheme and paid illegal kickbacks to physicians to induce prescriptions of Celexa® and Lexapro®. Forest’s moved to dismiss the complaint on December 19, 2014. On June 16, 2015, the court issued a ruling on the motion to dismiss, granting it in part and denying it in part. Plaintiffs thereafter filed an amended complaint. Forest moved to dismiss the amended complaint.  On June 9, 2016, the court denied Forest’s motion.

Telephone Consumer Protection Act Litigation.  In October 2012, Forest and certain of its affiliates were named as defendants, in a putative class action in federal court in Missouri. This suit alleges that Forest and another defendant violated the Telephone Consumer Protection Act (the “TCPA”) and was filed on behalf of a proposed class that includes all persons who, from four years prior to the filing of the action, were sent telephone facsimile messages of material advertising the commercial availability of any property, goods, or services by or on behalf of defendants, which did not display an opt-out notice compliant with a certain regulation promulgated by the FCC. On July 17, 2013, the district court granted Forest’s motion to stay the action pending the administrative proceeding initiated by the pending FCC Petition and a separate petition Forest filed. On October 31, 2015, another class action complaint was filed in Missouri state court against Allergan USA, Inc., Warner Chilcott Corporation and Actavis, Inc., now known as Allergan Finance LLC, alleging violations of the Telephone Consumer Protection Act, the Missouri Consumer Fraud and Protection Act and conversion on behalf of a putative nationwide class of plaintiffs to who defendant Warner Chilcott Corporation sent unsolicited facsimile advertisements. Defendants removed this action to the federal district court for the Western District of Missouri on December 10, 2015 and responded to the complaint on February 8, 2016. On February 17, 2016, plaintiffs voluntarily dismissed defendants Allergan USA, Inc. and Actavis, Inc. from the litigation.

In a related matter, on June 27, 2013, Forest filed a Petition for Declaratory Ruling with the FCC requesting that the FCC find that (1) the faxes at issue in the action complied, or substantially complied with the FCC regulation, and thus did not violate it, or (2) the FCC regulation was not properly promulgated under the TCPA. Warner Chilcott filed a similar petition with the FCC.  On January 31, 2014, the FCC issued a Public Notice seeking comment on Forest’s and several other similar petitions. On October 30, 2014, the FCC issued a final order on the FCC Petition granting Forest and several other petitioners a retroactive waiver of the opt-out notice requirement for all faxes sent with express consent. The litigation plaintiffs, who had filed comments on the January 2014 Public Notice, have appealed the final order to the Court of Appeals for the District of Columbia. Forest and other petitioners have moved to intervene in the appeal seeking review of that portion of the FCC final order addressing the statutory basis for the opt out/express consent portion of the regulation.  Oral argument before the appellate court took place on November 8, 2016.

Prescription Drug Abuse Litigation. The Company has been named as a defendant in three matters relating to the promotion and sale of prescription opioid pain relievers and additional suits may be filed.  On May 21, 2014, the California counties Santa Clara and

Orange filed a lawsuit in California state court on behalf of the State of California against several pharmaceutical manufacturers. Plaintiffs named Actavis plc in the suit. The California plaintiffs filed an amended complaint on June 9, 2014. On June 2, 2014, the City of Chicago also filed a complaint in Illinois state court against the same set of defendants, including Actavis plc, that were sued in the California Action. Co-defendants in the action removed the matter to the federal court in Illinois. Both the California and Chicago complaints allege that the manufacturer defendants engaged in a deceptive campaign to promote their products in violation of state and local laws. Each of the complaints seeks unspecified monetary damages, penalties and injunctive relief. Defendants have moved to dismiss the complaints in each action. On May 8, 2015, the court in the Chicago litigation granted the Company’s motion to dismiss the complaint. On August 26, 2015, the City of Chicago filed a second amended complaint. On September 29, 2016, the court in the Chicago litigation granted in part and denied in part defendants’ motion to dismiss the second amended complaint.  On October 25, 2016, Chicago filed a third amended complaint.  On December 15, 2016, the Company moved to dismiss the third amended complaint and filed an answer to the complaint.  In the California action, on August 27, 2015, the court stayed the action based on primary jurisdiction arguments raised in the motions to dismiss. On June 3, 2016, the California plaintiffs filed a motion to lift the stay and a motion for leave to file a third amended complaint.  On July 1, 2016, the Company and co-defendants filed joint oppositions to the California plaintiffs’ motion to lift the stay and motion for leave to file a third amended complaint.  On July 27, 2016, the court ordered the California plaintiffs to file another motion for leave to file an amended complaint along with a proposed amended complaint.  On October 19, 2016, the court in the California litigation lifted the stay in part permitting defendants to challenge the third amended complaint and for the parties to discuss settlement and maintaining the stay in all other respects.  On December 15, 2015, the State of Mississippi filed a lawsuit in Mississippi state court against several pharmaceutical manufacturers.  The Mississippi action parallels the allegations in the California and Chicago matters and seeks monetary and equitable relief.  In March and April 2016, the defendants filed motions to dismiss, stay, and transfer venue in the Mississippi action.

Testosterone Replacement Therapy Class Action. On November 24, 2014, the Company was served with a putative class action complaint filed on behalf a class of third party payers in federal court in Illinois. The suit alleges that the Company and other named pharmaceutical defendants violated various laws including the federal RICO statute and state consumer protection laws in connection with the sale and marketing of certain testosterone replacement therapy pharmaceutical products (“TRT Products”), including the Company’s Androderm® product. This matter was filed in the TRT Products Liability MDL, described in more detail below, notwithstanding that it is not a product liability matter. Plaintiff alleges that it reimbursed third parties for dispensing TRT Products to beneficiaries of its insurance policies. Plaintiff seeks to obtain certain equitable relief, including injunctive relief and an order requiring restitution and/or disgorgement, and to recover damages and multiple damages in an unspecified amount. Defendants filed a joint motion to dismiss the complaint, after which plaintiff amended its complaint. Defendants jointly filed a motion to dismiss the amended complaint, which was granted in part and denied in part on February 3, 2016. The Court dismissed plaintiff’s substantive RICO claims against the Company for mail and wire fraud for failure to plead with particularity under Rule 9(b) but granted plaintiffs leave to replead. The court also dismissed plaintiff’s state law statutory claims and common law claims for fraud and unjust enrichment. The Court declined to dismiss plaintiff’s conspiracy claims pursuant to 18 U.S.C. § 1962(d) and its claims for negligent misrepresentation. Plaintiff filed a Third Amended Complaint on April 7, 2016.  Defendants jointly filed a motion to dismiss the Third Amended Complaint on May 5, 2016.  On August 2, 2016, the court dismissed all claims in the Third Amended Complaint against the Company except plaintiffs’ RICO conspiracy claim.  On August 29, 2016, the Company filed a Motion for Reconsideration or, in the Alternative, Motion to Certify for Interlocutory Appeal, which the court denied on the September 8, 2016.  Discovery is in the early stages.

TNS Products Litigation. On March 19, 2014, a class action complaint was filed in the federal district court in California on behalf of a putative class of consumers. The complaint alleges violations of the California Unfair Competition Law, the Consumers Legal Remedies Act, and the False Advertising Law, and deceit. On June 2, 2014, Plaintiff filed a first amended complaint. On June 23, 2014, Allergan filed a motion to dismiss the first amended complaint. On September 5, 2014, the court granted-in-part and denied-in-part Allergan’s motion to dismiss. On September 8, 2014, the court set trial for September 1, 2015. On November 4, 2014, Allergan and SkinMedica filed a motion to dismiss. On January 7, 2015, Allergan and SkinMedica’s motion to dismiss was denied.  On February 19, 2015 Plaintiff filed a third amended complaint. On May 27, 2015, the case was stayed pending the decision of the Ninth Circuit Court of Appeals in another matter involving similar legal issues.

Xaleron Dispute. On February 5, 2016, Xaleron Pharmaceuticals, Inc. filed a lawsuit against Allergan, Inc. and Actavis, Inc., now known as Allergan Finance, LLC in state court in New York. The complaint, filed on February 26, 2016, alleges the defendants misappropriated Xaleron’s confidential business information and asserts claims for unfair competition, tortious interference with prospective economic advantage and unjust enrichment. The company filed a motion to dismiss the complaint on April 15, 2016.  On September 13, 2016 the court issued a decision denying the Company’s motion.  Defendants filed an answer to the complaint and the parties are now engaged in discovery.

Employment Litigation

In July 2012, Forest was named as defendants in an action brought by certain former company sales representatives and specialty sales representatives in the federal district court in New York. The action is a putative class and collective action, and alleges class claims under Title VII for gender discrimination with respect to pay and promotions, as well as discrimination on the basis of pregnancy, and a collective action claim under the Equal Pay Act. The proposed Title VII gender class includes all current and former female sales representatives employed by the Company throughout the U.S. from 2008 to the date of judgment, and the proposed Title VII pregnancy sub-class includes all current and former female sales representatives who have been, are, or will become pregnant while employed by the Company throughout the U.S. from 2008 to the date of judgment. The proposed Equal Pay Act collective action class includes current, former, and future female sales representatives who were not compensated equally to similarly-situated male employees during the applicable liability period. The Second Amended Complaint also includes non-class claims on behalf of certain of the named Plaintiffs for sexual harassment and retaliation under Title VII, and for violations of the Family and Medical Leave Act. On August 14, 2014, the court issued a decision on the Company’s motion to dismiss, granting it in part and denying it in part, striking the plaintiffs’ proposed class definition and instead limiting the proposed class to a smaller set of potential class members and dismissing certain of the individual plaintiffs’ claims. Plaintiffs filed a motion for conditional certification of an Equal Pay Act collective action on May 22, 2015 which the Company has opposed. On September 2, 2015, the court granted plaintiffs motion to conditionally certify a collective action.

Patent Litigation

Patent Enforcement Matters

Amrix®. In August 2014, Aptalis Pharmatech, Inc. (“Aptalis”) and Ivax International GmbH (“Ivax”), Aptalis’s licensee for Amrix, brought an action for infringement of U.S. Patent No. 7,790,199 (the “’199 patent”), and 7,829,121 (the “’121 patent”) in the U.S. District Court for the District of Delaware against Apotex Inc. and Apotex Corp. (collectively “Apotex”). Apotex has notified Aptalis that it has filed an ANDA with the FDA seeking to obtain approval to market a generic version of Amrix before these patents expire. (The ’199 and ’121 patents expire in November 2023.) This lawsuit triggered an automatic stay of approval of Apotex’s ANDA until no earlier than December 27, 2016 (unless there is a final court decision adverse to Plaintiffs sooner, and subject to any other exclusivities, such as a first filer 180 day market exclusivity). A bench trial concluded on November 17, 2015. Post-trial briefing concluded on April 8, 2016. On December 8, 2016, the court entered an order, opinion and judgment in favor of Plaintiffs and against Apotex, that Apotex infringes the asserted claims of the ‘199 and ‘121 patents.  On December 8, 2016, Apotex filed a notice of appeal.  On September 29, 2016, Adare Pharmaceuticals, Inc., and Ivax filed suit in U.S. District Court for the District of Delaware against Apotex asserting that Apotex’s generic product will infringe U.S. Patent No. 9,399,025 (the “’025 patent”).  (The ‘025 patent expires in November 2023.)  No schedule has been set.

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

On December 14, 2015, Aptalis brought an action for infringement of the ’083, ’051, and ’384 patents in the U.S. District Court for the District of New Jersey against Pharmaceutical Sourcing Partners, Inc. (“PSP”). PSP had notified Aptalis that it had filed an ANDA with the FDA seeking to obtain approval to market generic versions of Canasa® before certain of these patents expire. This lawsuit triggered an automatic stay of approval of PSP’s ANDA that expires no earlier than May 2018 (unless a court issues a decision adverse to Aptalis sooner). On December 23 and 27, 2015, Aptalis brought actions for infringement of the ’083, ’051, and ’384 patents in the U.S. District Courts for the District of New Jersey and the District of Delaware, respectively, against Delcor Asset Corp., Renaissance Pharma, Inc. and Renaissance Acquisition Holdings, LLC (collectively, “Delcor”). Delcor has notified Aptalis that it has filed an ANDA with the FDA seeking to obtain approval to market generic versions of Canasa before certain of these patents expire. These lawsuits triggered an automatic stay of approval of Delcor’s ANDA that expires no earlier than May 2018 (unless there is a final court decision adverse to Aptalis sooner). On March 14, 2016, Aptalis filed a motion to dismiss PSP’s Seventh and Eighth counterclaims alleging unfair competition and tortious interference under state law, or in the alternative, to bifurcate the trial and stay discovery relating to PSP’s Seventh and Eighth counterclaims. Trial is scheduled for November 2017 in the PSP action. On April 8, 2016, Aptalis entered into a settlement agreement with Delcor. On May 27, 2016, the court denied Aptalis’ motion to the extent that it concerns dismissal of PSP’s Seventh and Eighth counterclaims, denied without prejudice to the extent that the motion concerns bifurcation and a stay and granted leave to Aptalis to move again concerning bifurcation and a stay. On June 24, 2016, Aptalis filed an answer to PSP’s counterclaims. On October 13, 2016, Aptalis entered into a settlement agreement with PSP, and the case was dismissed on October 20, 2016.

On January 30, 2017, Aptalis brought an action for infringement of the ’083, ’051, and ’384 patents in the U.S. District Court for the District of New Jersey against Zydus Pharmaceuticals (USA) Inc., Zydus Healthcare USA LLC and Cadila Healthcare Limited

(collectively “Zydus”). Zydus has notified Aptalis that it has filed an ANDA with the FDA seeking to obtain approval to market generic versions of Canasa® before certain of these patents expire. This lawsuit triggered an automatic stay of approval of Zydus’s ANDA that expires no earlier than June 2019 (unless a court issues a decision adverse to Aptalis sooner). No schedule has been set.

Combigan® II-III. In 2012, Allergan filed a complaint against Sandoz, Alcon, Apotex and Watson in the U.S. District Court for the Eastern District of Texas, Marshall Division, alleging that their proposed products infringe U.S. Patent Number 8,133,890 (the “890 Patent”), and subsequently amended their complaint to assert infringement of U.S. Patent Number 8,354,409. In March 2013, Allergan received a Paragraph IV invalidity and non-infringement certification from Sandoz, contending that the ‘890 Patent is invalid and not infringed by the proposed generic product. In October 2013, Allergan filed a motion to stay and administratively close the Combigan II matter, which was granted. In April 2015, Allergan filed a stipulation of dismissal and the U.S. District Court granted the Order with respect to the Watson defendants. In October 2015, the U.S. District Court entered an order consolidating the Combigan® III matter C.A. 2:15-cv-00347-JRG into this matter C.A. 2:12-cv-00207-JRG, as lead case. A Markman Hearing was held on March 2, 2016.

On May 19, 2016, Sandoz filed an opposed motion for leave to amend its answer and counterclaim seeking to add a count for declaratory judgment of invalidity of the ‘149 Patent. On July 20, 2016, Alcon and Sandoz filed motions for summary judgment of invalidity and non-infringement of claim 4 of the ‘149 Patent, and Allergan filed a motion for summary judgment of infringement of claim 4 of the ‘149 Patent and to preclude Sandoz from re-challenging the validity of that claim. On September 30, 2016, the court denied the parties’ motions for summary judgment.  A bench trial concluded on October 27, 2016. On December 30, 2016, the court entered an opinion and final judgment in favor of Allergan and against Sandoz, that the asserted claims of the ‘149 Patent, and U.S. Patent Numbers 7,320,976 (“‘976 Patent”) and 8,748,425 (the “‘425 Patent”), were not invalid, and that Sandoz infringes the asserted claims of the ‘425 Patent. The court also held in favor of Sandoz and against Allergan, that Sandoz does not infringe the asserted claims of the ‘149 and ‘976 Patents. Sandoz filed a notice of appeal on January 17, 2017, and Allergan filed a notice of cross appeal on January 27, 2017.

Delzicol®. On August 28, 2015, Warner Chilcott Company, LLC, Warner Chilcott (US), LLC, and Qualicaps Co., Ltd. (collectively, “Plaintiffs”) brought an action for infringement of U.S. Patent No. 6,649,180 (the “‘180 patent”) in the United States District Court for the Eastern District of Texas against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. (collectively, “Teva”). Teva notified Plaintiffs that it has filed an ANDA with the FDA seeking to obtain approval to market generic versions of Delzicol® before the ‘180 patent expires in April 2020. This lawsuit triggered an automatic stay of approval of Teva’s ANDA that expires no earlier than January 2018 (unless there is a final court decision adverse to Plaintiffs sooner). Trial is scheduled for October 2017. On November 9, 2015, Plaintiffs also brought an action for infringement of ‘180 patent in the United States District Court for the Eastern District of Texas against Mylan Pharmaceuticals, Inc., Mylan Laboratories Limited and Mylan, Inc. (collectively, “Mylan”). Mylan notified Plaintiffs that it has filed an ANDA with the FDA seeking to obtain approval to market generic versions of Delzicol® before the ‘180 patent expires in April 2020. This lawsuit triggered an automatic stay of approval of Mylan’s ANDA that expires no earlier than March 2018 (unless a court issues a decision adverse to Plaintiffs sooner). On December 16, 2015, Mylan filed a motion to dismiss for failure to state a claim, lack of personal jurisdiction, and improper venue. Trial is scheduled for October 2017. In March 2016, the court entered an order consolidating the Mylan litigation (C.A. 2:15-cv-01740) with the Teva litigation (C.A. 2:15-cv-01471) matter as the lead case.

On April 1, 2016, Warner Chilcott Company, LLC, Warner Chilcott (US), LLC, Allergan Pharmaceuticals International Ltd., Allergan USA, LLC and Qualicaps Co., Ltd. (collectively, “Plaintiffs”) brought an action for infringement of the ‘180 patent in the United States District Court for the Eastern District of Texas against Zydus International Pvt. Ltd., Zydus Pharmaceuticals (USA) Inc. and Cadila Healthcare Ltd. (collectively, “Zydus”). Zydus notified the Company that it has filed an ANDA with the FDA seeking to obtain approval to market generic versions of Delzicol® before the ‘180 patent expires. In May 2016, Plaintiffs filed a first amended complaint against Mylan and a first amended and second amended complaint against Teva. In June 2016, Plaintiffs filed a second amended complaint against Mylan and a third amended complaint against Teva. On June 27, 2016, Teva filed an answer and counterclaims and Mylan filed a motion to dismiss the second amended complaint for failure to state a claim, lack of personal jurisdiction, and improper venue. On June 9, 2016, Zydus filed an answer and counterclaims.

On July 21, 2016, the Plaintiffs filed an answer to Teva’s counterclaim and to Zydus’s counterclaim.  On November 28, 2016, Plaintiffs entered into a settlement agreement with Zydus. Under the terms of the settlement agreement, Zydus may launch its generic version of Delzicol® on March 1, 2020, or earlier under certain circumstances. On January 19, 2017, the Magistrate Judge issued a Report and Recommendation denying Mylan’s motion to dismiss.

Delzicol® IPR. On November 4, 2016, Mylan Pharmaceuticals Inc. (“Mylan”) filed a petition for Inter Partes Review (“IPR”) with the USPTO regarding U.S. Patent No. 6,649,180 (the “‘180 patent”).  Qualicaps Co., Ltd.’s deadline to file a patent owner preliminary response is February 21, 2017.

Gelnique® 10% gel. In October 2015, Actavis Laboratories, UT, Inc. filed a complaint in the U.S. District Court for the District of Delaware for infringement of U.S. Patent Nos. 7,029,694 (“’694 Patent”), 7,179,483 (“’483 Patent”), 8,241,662 (“’662 Patent”), and 8,920,392 (“’392 Patent”) against Par Pharmaceutical, Inc. (“Par”). Par notified plaintiff that it has filed an ANDA with the FDA seeking to obtain approval to market generic versions of Gelnique® 10% gel before the ’694 Patent, ’483 Patent, ’662 Patent, and the ’392 Patent expires. The ’694, ’483, and ’662 Patents expire in April 2020, and the ’392 Patent expires in March 2031. This lawsuit triggered an automatic stay of approval of Par’s ANDA that expires no earlier than February 19, 2018 (unless there is a final court decision adverse to Plaintiff sooner). In June and July 2016, the court entered stipulations and orders staying this litigation.  On October 4, 2016, the parties entered into a settlement agreement, and the case was dismissed.

Lastacaft®. In May 2016, Allergan, Inc. and Vistakon Pharmaceuticals, LLC (“Vistakon”) filed a complaint in the U.S. District Court for the District of Delaware for infringement of U.S. Patent No. 8,664,215 (“’215 Patent”) against Somerset Therapeutics, LLC (“Somerset”). Somerset notified Allergan Inc. and Vistakon that it has filed an ANDA with the FDA seeking to obtain approval to market generic versions of Lastacaft® before the ‘215 Patent expires.   On October 18, 2016, the parties entered into a settlement agreement, and the case was dismissed.

Latisse® III. In December 2014, Allergan and Duke University filed a complaint for declaratory judgment of infringement of U.S. Patent Nos. 8,906,962 (“‘962 Patent”) against Apotex. In January 2015, Allergan and Duke subsequently filed an amended complaint against Apotex to assert infringement of U.S. Patent Number 8,926,953 (“‘953 Patent”). In March 2015, Allergan and Duke filed a second amended complaint asserting only the ‘953 Patent. Apotex filed a motion to dismiss for failure to state a claim with respect to the ‘953 Patent. On August 31, 2015, the court issued an order and judgment dismissing the case with prejudice in favor of Apotex, Sandoz and Akorn on all of Allergan’s claims alleging infringement of the ‘953 patent. In the Sandoz and Akorn matters, the court also declared and adjudged the ‘953 patent invalid as obvious, and collaterally estopped Allergan from asserting the ‘953 patent against Sandoz or Akorn or contesting the invalidity of the ‘953 patent. In late September, the court entered a final judgment that declared and adjudged the claims of the ‘953 patent invalid as obvious and collaterally estopped Allergan from asserting the claims of the ‘953 patent against Apotex and Akorn or contesting the invalidity of the claims of the ‘953 patent. On September 30, 2015, Allergan filed a Notice of Appeal to the Court of Appeals for the Federal Circuit. On October 19, 2015, the U.S. Court of Appeals for the Federal Circuit docketed the appeal filed by Allergan. In March 2016, Allergan filed its opening brief. In June 2016, Akorn, Apotex, Hi-Tech and Sandoz filed their response brief. In July 2016, Allergan filed its reply brief. Sandoz launched “at risk” a generic version of Latisse® in December 2016.  Oral argument is scheduled for February 8, 2017.

Linzess®. In October 2016, the Company and Ironwood received Paragraph IV certification notice letters from Teva Pharmaceuticals USA, Inc. (“Teva”) indicating that it had submitted to FDA an ANDA seeking approval to manufacture and sell a generic version of LINZESS® 145 mcg and 290 mcg capsules (“LINZESS”) before the expiration of the nine patents listed in the Orange Book, including U.S. Patent Nos. 7,304,036 (the “‘036 Patent”); 7,371,727 (the “‘727 Patent”); 7,704,947 (the “‘947 Patent”); 7,745,409 (the “‘409 Patent”); 8,080,526 (the “‘526 Patent”); 8,110,553 (the “‘553 Patent”); 8,748,573 (the “‘573 Patent”); 8,802,628 (the “‘628 Patent”); and 8,933,030 (the “‘030 Patent”). In October 2016, the Company and Ironwood also received Paragraph IV certification notice letters from Aurobindo Pharma Ltd. (“Aurobindo”) indicating that it had submitted to FDA an ANDA seeking approval to manufacture and sell a generic version of LINZESS before the expiration of the ‘573, ‘628 and ‘030 Patents. (The ‘727, ‘947, ‘409, ‘526 and ‘553 Patents expire in January 2024; the ‘036 Patent expires in August 2026; and the ‘573, ‘628 and ‘030 Patents expire in 2031.) Teva and Aurobindo claim that the patents discussed in their respective notice letters are invalid, unenforceable and/or would not be infringed.  On November 30, 2016, Forest Laboratories, LLC, Forest Laboratories Holdings, Ltd., Allergan USA, Inc. and Ironwood Pharmaceuticals, Inc. (collectively, “Plaintiffs”), brought an action for infringement of some or all of the ‘036, ‘727, ‘947, ‘409, ‘526, ‘553, ‘573, ‘628 and ‘030 Patents in the U.S. District Court for the District of Delaware against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Sandoz, Inc., Aurobindo Pharma Ltd., and Aurobindo Pharma USA, Inc. This lawsuit triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than February 2020 (unless there is a final court decision adverse to Plaintiffs sooner). Teva and Sandoz filed their respective answers and counterclaims on January 20 and January 30, 2017. No schedule has been set.

Namenda XR®. Between January and October 2014, Forest Laboratories, Inc., Forest Laboratories Holdings, Ltd. (collectively, “Forest”) and Merz Pharma and Adamas Pharmaceuticals, Forest’s licensors for Namenda XR® (all collectively, “Plaintiffs”), brought actions for infringement of some or all of U.S. Patent Nos. 5,061,703 (the “‘703 patent”), 8,039,009 (the “‘009 patent”), 8,168,209 (the “‘209 patent”), 8,173,708 (the “‘708 patent”), 8,283,379 (the “‘379 patent”), 8,329,752 (the “‘752 patent”), 8,362,085 (the “‘085 patent”), and 8,598,233 (the “‘233 patent”) in the U.S. District Court for the District of Delaware against Wockhardt, Teva, Sun, Apotex, Anchen, Zydus, Watson, Par, Mylan, Amneal, Ranbaxy, and Amerigen, and related subsidiaries and affiliates thereof. These companies have notified Plaintiffs that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Namenda XR® before these certain patents expire. Including a 6-month pediatric extension of regulatory exclusivity, the ‘703 patent expires in October 2015, the ‘009 patent expires in September 2029, and the ‘209, ‘708, ‘379, ‘752, ‘085, and ‘233 patents expire in May 2026. These lawsuits triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than June 2016 (unless there is a final court decision adverse to Plaintiffs sooner). On June 11, 2014, Mylan filed a motion to dismiss for lack of personal jurisdiction, which the district court denied on March 30, 2015. On December 18, 2014, Ranbaxy filed an IPR before the Patent Trial and Appeal Board, U.S. Patent and Trademark Office, with respect to the ‘085 patent. Adamas filed a preliminary response on April 14, 2015. On May 1, 2015, Forest entered into a settlement agreement with Ranbaxy. On May 15, 2015, the Patent Trial and Appeal Board granted Adamas and Ranbaxy’s joint motion to terminate the case. On October 17, 2014, Forest and Actavis Laboratories FL, Inc. (f/k/a Watson Laboratories, Inc. — Florida) filed a stipulation dismissing their respective claims without prejudice. On November 3, 2014, Plaintiffs entered into a settlement agreement with Wockhardt. Under the terms of the settlement agreement, and subject to review of the settlement terms by the U.S. Federal Trade Commission, Plaintiffs will provide a license to Wockhardt that will permit it to launch its generic version of Namenda XR® as of the date that is the later of (a) two (2) calendar months prior to the expiration date of the last to expire of the ‘703 patent, the ‘209 patent, the ‘708 patent, the ‘379 patent, the ‘752 patent, the ‘085 patent, and the ‘233 patent, including any extensions and/or pediatric exclusivities; or (b) the date that Wockhardt obtains final FDA approval of its ANDA, or earlier in certain circumstances. On January 13, 2015, Plaintiffs entered into settlement agreements with Anchen and Par. Under the terms of the settlement agreements, and subject to review of the settlement terms by the U.S. Federal Trade Commission, Plaintiffs will provide licenses to Anchen and Par that will permit them to launch their generic versions of Namenda XR® as of the date that is the later of (a) two (2) calendar months prior to the expiration date of the last to expire of the ‘209 patent, the ‘708 patent, the ‘379 patent, the ‘752 patent, the ‘085 patent, and the ‘233 patent, as well as the ‘009 patent for Par only, including any extensions and/or pediatric exclusivities; or (b) the dates that Anchen and Par obtain final FDA approval of their respective ANDAs, or earlier in certain circumstances. On May 11, 2015, Forest entered into a settlement agreement with Sun. On August 18, 2015, Forest entered into a settlement agreement with Zydus. On September 9, 2015, Forest entered into a settlement agreement with Amneal. Under the terms of the settlement agreement, and subject to review of the settlement terms by the U.S. Federal Trade Commission, Plaintiffs will provide a license to Amneal that will permit it to launch its generic version of Namenda XR® beginning January 31, 2020, following receipt by Amneal of final approval from the FDA on its ANDA for generic Namenda XR®; or (b) under certain circumstances, Amneal has an option to launch an authorized generic version of Namenda XR® beginning on January 31, 2021. The Company entered into a settlement agreement with Amerigen on October 20, 2015. The Company entered into a settlement agreement with Mylan on November 16, 2015. The Company entered into a settlement agreement with Lupin on December 22, 2015. On January 5, 2016, the district court issued a claim construction ruling that included findings of indefiniteness as to certain claim terms in the asserted patents. On February 11, 2016, the Company settled with Apotex. Trial began on February 16, 2016 with the remaining defendant Teva with respect to the ‘009 patent. Post-trial briefing concluded on April 29, 2016.  The Parties have reached agreement on settlement with Teva subject to Court approval. In June 2016, after reaching an agreement to settle, the parties filed and the court entered a judgment of infringement in favor of Plaintiffs and against Teva regarding the ‘009 patent. On July 26, 2016, the court entered a final judgment of invalidity of claim 1 of the ‘209 patent, claims 1, 6, 10 and 15 of the ‘708 patent, claim 1 of the ‘379 patent, claims 1 and 9 of the ‘752 patent, claims 1 and 7 of the ‘085 patent and claim 1 of the ‘233 patent in favor of Teva. On August 23, 2016, the Company filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit in the actions involving Teva with respect to the district court’s January 5, 2016 claim construction opinion and order, and the July 26, 2016 final judgment of invalidity. On August 24, 2016, the U.S. Court of Appeals for the Federal Circuit docketed the appeal filed by the Company. The Company filed its opening brief on December 8, 2016.  Teva filed its responsive brief on February 1, 2017.  Oral argument has not yet been scheduled. The Company believes that its arguments on appeal are substantial and meritorious.  On September 29, 2016, the Company issued a press release following announcement of ANDA approvals, including FDA final approval by Lupin.  If the district court ruling is upheld on appeal to the U.S. Court of Appeals for the Federal Circuit, there is a possibility that generic entry for Namenda XR could occur following an adverse decision.

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

Namzaric®. On August 27, 2015, Forest Laboratories, LLC, Forest Laboratories Holdings, Ltd.  and Adamas Pharmaceuticals, Inc. (all collectively, “Plaintiffs”), brought an action for infringement of some or all of U.S. Patent Nos. 8,039,009 (the “’009 patent”), 8,058,291 (the “‘291 patent”), 8,168,209 (the “‘209 patent”), 8,173,708 (the “‘708 patent”), 8,283,379 (the “‘379 patent”), 8,293,794 (the “‘794 patent”), 8,329,752 (the “‘752 patent”), 8,338,485 (the “‘485 patent”), 8,338,486 (the “‘486 patent”), 8,362,085 (the “‘085 patent”), 8,580,858 (the “‘858 patent”) and 8,598,233 (the “‘233 patent”) in the U.S. District Court for the District of Delaware against Amneal Pharmaceuticals LLC and Par Pharmaceutical, Inc., and related subsidiaries and affiliates thereof. These companies have notified Plaintiffs that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Namzaric® before these certain patents expire. Including a 6-month pediatric extension of regulatory exclusivity, the ‘009 patent expires in September 2029, and the ‘209, ‘708, ‘379, ‘752, ‘085, and ‘233 patents expire in May 2026. The ‘291 patent expires in December 2029, and the ‘794, ‘485, ‘486, and ‘858 patents expire in November 2025. These lawsuits triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than January 2018 (unless there is a final court decision adverse to Plaintiffs sooner). On October 23, 2015, the Company also brought an action for infringement of the ‘009, ‘291, ‘209, ‘708, ‘379, ‘794, ‘752, ‘485, ‘486, ‘085, ‘858 and ‘233 patents in the U.S. District Court for the District of Delaware against Amerigen Pharmaceuticals, Inc. and Amerigen Pharmaceuticals Ltd. (collectively, “Amerigen”). The Amerigen defendants have notified Plaintiffs that they have filed an ANDA with the FDA seeking to obtain approval to market generic versions of Namzaric® before these certain patents expire. On January 5, 2016, the district court in the Namenda XR® patent litigations issued a claim construction ruling that included findings of indefiniteness as to certain claim terms in certain of the patents also asserted in the pending Namzaric® patent litigations. The Company entered into a settlement agreement with Par on April 29, 2016. Under the terms of the settlement agreement, and subject to review of the settlement terms by the U.S. Federal Trade Commission, Plaintiffs will provide a license to Par that will permit it to launch its generic version of Namzaric® as of June 5, 2029, or earlier in certain circumstances. Trial is scheduled for October 2017. In June 2016, Forest filed a motion for leave to file an amended complaint to add the ‘009 patent against Amneal, which the District Court granted on July 19, 2016. On May 20, 2016, the Company also brought an action for infringement of the ‘009, ‘291, ‘209, ‘708, ‘379, ‘794, ‘752, ‘485, ‘486, ‘085, ‘858 and ‘233 patents in the U.S. District Court for the District of Delaware against Accord Healthcare Inc. USA and Intas Pharmaceuticals Limited (collectively, “Accord”). The Accord defendants have notified Plaintiffs that they have filed an ANDA with the FDA seeking to obtain approval to market generic versions of Namzaric® before these certain patents expire. The Company entered into a settlement agreement with Accord on July 20, 2016. On August 30, 2016, Plaintiffs entered into a settlement agreement with Amneal, who is believed to be a first applicant with respect to certain dosage strengths (memantine hydrochloride extended-release and donepezil hydrochloride, 14 mg/10 mg and 28 mg/10 mg) of Namzaric®.  Under the terms of the agreement, and subject to review of the settlement terms by the U.S. Federal Trade Commission, Plaintiffs will provide a license to Amneal that will permit it to launch its generic version of Namzaric® as of January 1, 2025, or earlier in certain circumstances.  Alternatively, under certain circumstances, Amneal has an option to launch an authorized generic version of Namzaric beginning on January 1, 2026.  On October 21, 2016, Plaintiffs entered into a settlement agreement with Amerigen, and the case was dismissed.

On November 10, 2016, the Company also brought an action for infringement of the ‘009, ‘291, ‘485, ‘486, and ‘858 patents in the U.S. District Court for the District of Delaware against Apotex Corp and Apotex Inc. (“Apotex”). Apotex has notified Plaintiffs that it has filed an ANDA with the FDA seeking to obtain approval to market generic versions of Namzaric® before these patents expire. This lawsuit triggered an automatic stay of approval of Apotex’s ANDA that expires no earlier than March 2019 (unless there is a final court decision adverse to Plaintiffs sooner). No schedule has been set.

Pylera®. On November 18, 2016, Aptalis Pharma Canada ULC, Forest Laboratories, LLC, and Allergan USA, Inc. (collectively, “Allergan”) brought an action for infringement of U.S. Patent No. 6,350,468 (the “‘468 patent”) in the U.S. District Court for the District of Delaware against Par Pharmaceutical, Inc. (“Par”). Par notified Allergan that it filed an ANDA with the FDA seeking to obtain approval to market a generic version of Pylera® before the ‘468 patent expires in December 2018.  This lawsuit triggered an automatic stay of approval of Par’s ANDA until at least the expiration of the ‘468 patent (unless a court issues a decision adverse to Allergan sooner).  No schedule has been set.

Rapaflo®. On June 17, 2013, Actavis, Inc, now known as Allergan Finance, LLC., Watson Laboratories, Inc., (collectively, “Actavis”) and Kissei Pharmaceutical Co., Ltd. (“Kissei”) sued Hetero USA Inc., Hetero Labs Limited, and Hetero Labs Limited, Unit 3 (collectively, “Hetero”) in the United States District Court for the District of Delaware, alleging that sales of silodosin tablets, a generic version of Actavis’ Rapaflo® tablets, would infringe U.S. Patent No. 5,387,603 (the “‘603 patent”). On June 17, 2013 Actavis and Kissei sued Sandoz Inc. (“Sandoz”) in the United States District Court for the District of Delaware, alleging that sales of Sandoz’s generic version of Rapaflo® would infringe the ‘603 patent. The complaint seeks injunctive relief. On December 22, 2014 the Parties completed a settlement agreement with Hetero. Actavis and Kissei’s lawsuit against Sandoz have been consolidated and remain pending. Pursuant to the provisions of the Hatch-Waxman Act, the FDA is precluded from granting final approval to the generic applicants prior to April 8, 2016.

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

On July 20, 2016, Allergan filed a complaint for infringement of the ʼ111 patent, ʼ162 patent, ʼ556 patent, ʼ048 patent, ʼ930 patent, and the ʼ191 patent in the U.S. District Court for the District of Delaware and, on July 21, 2016, a complaint in the U.S. District Court for the Eastern District of Texas against TWi Pharmaceuticals, Inc. and TWi Pharmaceuticals USA, Inc. (“TWi”). TWi notified Allergan that it has filed an ANDA with the FDA seeking to obtain approval to market generic versions of Restasis® before these certain patents expire. Allergan entered into a settlement agreement with TWi on January 11, 2017.  On December 22, 2016, Allergan filed a complaint for infringement of the ʼ111 patent, ʼ162 patent, ʼ556 patent, ʼ048 patent, ʼ930 patent, and the ʼ191 patent in the U.S. District Court for the Eastern District of Texas against Deva Holding A.S. (“Deva”). Deva notified Allergan that it has filed an ANDA with the FDA seeking to obtain approval to market generic versions of Restasis® before these certain patents expire.

Restasis® IPR. On June 6, 2016, Allergan, Inc. received notification letters that Inter Partes Review of the USPTO (“IPR”) petitions were filed by Mylan Pharmaceuticals Inc. (“Mylan”) regarding U.S. Patent Nos. 8,629,111 (the “‘111 patent”), 8,633,162 (the “‘162 patent”), 8,642,556 (the “‘556 patent”), 8,648,048 (the “‘048 patent”), 8,685,930 (the “‘930 patent”), and 9,248,191 (the “‘191 patent”), which patents expire on August 27, 2024. Mylan filed the IPR petition on June 3, 2016. On June 23, 2016, Allergan received a notification letter that a IPR petition and motion for joinder was filed by Argentum Pharmaceuticals LLC (“Argentum”) regarding the ’111 patent.  On December 7, 2016, Allergan entered into a settlement agreement with Argentum and Argentum’s petition was withdrawn.  On December 8, 2016, the USPTO granted Mylan’s petitions to institute IPRs with respect to these patents. A hearing is expected on August 17, 2017. On January 6, 2017 each of Akorn, Famy Care and Teva filed, and on January 9, 2017 the USPTO received, IPR petitions with respect to these patents and motions for joinder with the Mylan IPR. On February 6, 2017, Allergan opposed joinder.

Saphris®. Between September 2014 and May 2015, Forest Laboratories, LLC, and Forest Laboratories Holdings Ltd. (collectively, “Forest”) brought actions for infringement of some or all of U.S. Patent Nos. 5,763,476 (the “‘476 patent”), 7,741,358 (the “‘358 patent”) and 8,022,228 (the “‘228 patent”) in the U.S. District Court for the District of Delaware against Sigmapharm Laboratories, LLC, Hikma Pharmaceuticals, LLC, Breckenridge Pharmaceutical, Inc., Alembic Pharmaceuticals, Ltd. and Amneal Pharmaceuticals, LLC, and related subsidiaries and affiliates thereof. Including a 6-month pediatric extension of regulatory exclusivity, the ‘476 patent expires in December 2020, and the ‘358 and ‘228 patents expire in October 2026. These lawsuits triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than February 13, 2017 (unless a court issues a decision adverse to Forest sooner). On February 3, 2015, the District Court consolidated the then-pending actions for all purposes. On September 30, 2015, the District Court consolidated all pending actions. On March 28, 2016, the court entered Forest and Hikma’s proposed joint stipulation and order of adverse judgment and dismissal of claims related to the ‘358 and ‘228 patents. In April 2016, the court granted the proposed consent judgment of non-infringement and order of dismissal of counterclaims related to the ‘358 and ‘228 patents, as well as a stipulation and order with respect to infringement of Claims 1, 2, and 6 of the ʼ476 patent, between Plaintiffs and Breckenridge. The Court also granted the proposed stipulation of entry and proposed order of adverse judgment and dismissal of counterclaims related to the ʼ358 and ʼ228 patents between Plaintiffs and Sigmapharm. Trial is scheduled to begin in October 2016 with respect to the ‘476 patent, the only remaining patent-in-suit. In April, May and July 2016, the court granted the proposed stipulations and orders of infringement of certain claims of the ‘476 patent as to Hikma, Breckenridge and Alembic. On October 13, 2016, the court stayed trial as to Sigmapharm and extended the 30-month stay as to Sigmapharm.  Trial concluded on November 3, 2016.  The parties filed their opening post-trial briefs on January 23, 2017.

Savella®. Between September 2013 and February 2014, Forest Laboratories, Inc., Forest Laboratories Holdings Ltd. (collectively, “Forest”) and Royalty Pharma Collection Trust (“Royalty”), Forest’s licensor for Savella®, brought actions for infringement of U.S. Patent Nos. 6,602,911 (the “‘911 patent”), 7,888,342 (the “‘342 patent”), and 7,994,220 (the “‘220 patent”) in the U.S. District Court for the District of Delaware against Amneal, Apotex, First Time US Generics, Glenmark, Hetero, Lupin, Mylan, Par, Ranbaxy, and Sandoz, and related subsidiaries and affiliates thereof. These companies have notified Forest and Royalty that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Savella before these patents expire. (The ‘342 patent expires in November 2021, the ‘911 patent expires in January 2023, and the ‘220 patent expires in September 2029.) These lawsuits triggered an automatic stay of approval of the applicable ANDAs until July 14, 2016 (unless a court issues a decision adverse to Forest and Royalty Pharma sooner). On March 7, 2014, Forest and Royalty voluntarily dismissed, without prejudice, all claims against Sandoz. On March 20, 2014, the district court consolidated all of the remaining pending actions for all purposes and issued a scheduling order setting a trial date in January 2016. On May 12, 2014, Forest and Royalty entered into a settlement agreement with First Time US Generics. Under the terms of the settlement agreement, and subject to review of the settlement terms by the U.S. Federal Trade Commission, Forest will provide a license to First Time that will permit it to launch its generic version of Savella® as of the date that is the later of (a) six (6) -calendar months prior to the expiration date of the last to expire of the ‘911 patent, the ‘342 patent, and the ‘220 patent, including any extensions and/or pediatric exclusivities; or (b) the date that First Time obtains final FDA approval of its ANDA, or earlier in certain circumstances. On December 15, 2014, Forest and Royalty entered into a settlement agreement with Ranbaxy. On April 8, 2015, Defendants filed a motion to dismiss for lack of standing. On or about April 29, 2015, Forest entered into a settlement agreement with Par that will permit Par to launch its generic version of Savella® as of the date that is the later of (a) six (6) calendar months prior to the expiration date of the last to expire of the ‘911 patent, the ‘342 patent, and the ‘220 patent, including any extensions and/or pediatric exclusivities; or (b) the date that Par obtains final FDA approval of its ANDA, or earlier in certain circumstances. On December 11, 2015, Forest and Royalty entered into settlement agreements with Hetero and Glenmark. On January 8, 2016, Forest and Royalty entered into a settlement agreement with Amneal. On January 19, 2016, Forest and Royalty entered into a settlement agreement with Apotex. The defendants under these agreements may enter the market as of March 19, 2026. A bench trial concluded on January 26, 2016. Post-trial briefing concluded on April 26, 2016. In June 2016, Forest and Royalty entered into a settlement agreement with Lupin. On July 11, 2016, the court entered an order, opinion and judgment in favor of Plaintiffs and against Mylan that Mylan infringes the asserted claims of the ‘911, ‘342 and ‘220 patents, and that the asserted claims of the ‘911, ‘342 and ‘220 patents are valid.  On August 9, 2016, Mylan filed a notice of appeal.  On September 30, 2016, Forest and Royalty entered into a settlement agreement with Mylan, and the appeal was dismissed.  Pursuant to the settlement agreement, Mylan may enter the market as of March 19, 2026, or earlier under certain circumstances.

Teflaro®. In January 2015, Forest Laboratories, LLC, Forest Laboratories Holdings Ltd., and Cerexa, Inc. (collectively, “Forest”) and Takeda Pharmaceutical Company Limited (“Takeda”), Forest’s licensor for Teflaro®, brought an action for infringement of some or all of U.S. Patent Nos. 6,417,175 (the “‘175 patent”), 6,906,055 (the “‘055 patent”), 7,419,973 (the “‘973 patent”) and 8,247,400 (the “‘400 patent”) in the U.S. District Court for the District of Delaware against Apotex and Sandoz, and related subsidiaries and affiliates thereof. These companies have notified Forest and Takeda that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Teflaro® before some or all of the ‘175, ‘055, ‘973 and ‘400 patents expire. (The ‘175 patent expires in April 2022, the ‘055 and ‘973 patents expire in December 2021, and the ‘400 patent expires in February 2031.) These lawsuits triggered an automatic stay of approval of the applicable ANDAs until April 29, 2018 (unless a court issues a decision adverse to Forest and Takeda sooner). On June 24, 2015, the District Court issued a scheduling order setting a trial date in June 2017.

In April 2016, Forest filed a complaint for infringement of the ʼ175 patent in the U.S. District Court for the District of Delaware against Apotex. Apotex had notified Forest and Takeda that they have filed an ANDA with the FDA seeking to obtain approval to market generic versions of Teflaro® before the ‘175 patent expires in April 2022. This lawsuit triggered an automatic stay of approval of the applicable ANDA with respect to the ‘175 patent until September 8, 2018 (unless a court issues a decision adverse to Forest and Takeda sooner). In May 2016, Apotex filed an answer and counterclaim as to the ‘175 patent and Forest filed an answer to Apotex’s counterclaims. On June 14, 2016, Allergan filed a motion for consolidation and the court entered an order consolidating C.A. 1:16-cv-00269-GMS, into C.A. 1:15-cv-00018-GMS, (the “Lead” case). On July 27, 2016, Forest and Takeda dismissed the ‘055 and ‘973 patents with respect to Sandoz.  On August 5, 2016, Forest and Takeda dismissed the ‘175 patent as to Sandoz, leaving the ‘400 patent as the only patent asserted against Sandoz.  On November 11, 2016, the parties filed a stipulation of dismissal with respect to Sandoz, which the court ordered on November 17, 2016.  The ‘175 patent and the ‘400 patent continued to be asserted against Apotex.  On January 13, 2017, Forest and Takeda entered into a settlement agreement with Apotex. The Apotex matter was dismissed on January 17, 2017.

Viibryd®. In March 2015, Forest Laboratories, LLC, Forest Laboratories Holdings Ltd., (collectively, “Forest”) and Merck KGaA and Merck Patent Gesellschaft Mit Beschränkter Haftung (collectively, “Merck”), Forest’s licensor for Viibryd, brought actions for infringement of U.S. Patent Nos. 7,834,020 (the “‘020 patent”), 8,193,195 (the “‘195 patent”), 8,236,804 (the “‘804 patent”) and 8,673,921 (the “‘921 patent”) in the U.S. District Court for the District of Delaware against Accord Healthcare Inc. (“Accord”), Alembic Pharmaceuticals, Ltd. (“Alembic”), Apotex, Inc. (“Apotex”), InvaGen Pharmaceuticals, Inc. (“InvaGen”), and Teva Pharmaceuticals USA, Inc. (“Teva”), and related subsidiaries and affiliates thereof. These companies have notified Forest and/or Merck that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Viibryd before the ‘020, ‘195, ‘804 and ‘921 patents expire in June 2022. These lawsuits triggered an automatic stay of approval of the applicable ANDAs until July 21, 2018 (unless a court issues a decision adverse to Forest and Merck sooner). On August 24, 2015, the District Court consolidated the actions for all purposes and issued a scheduling order setting a trial date in January 2018. On November 23, 2015, Forest and Merck brought an action for infringement of the ‘020, ‘195, ‘804 and ‘921 patents in the U.S. District Court for the District of Delaware against InvaGen, which matter was consolidated with the earlier-filed action against InvaGen.

Product Liability Litigation

Actonel® Litigation. Warner Chilcott is a defendant in approximately 164 cases and a potential defendant with respect to approximately 373 unfiled claims involving a total of approximately 446 plaintiffs and potential plaintiffs relating to Warner Chilcott’s bisphosphonate prescription drug Actonel®. The claimants allege, among other things, that Actonel® caused them to suffer osteonecrosis of the jaw (“ONJ”), a rare but serious condition that involves severe loss or destruction of the jawbone, and/or atypical fractures of the femur. All of the cases have been filed in either federal or state courts in the United States. Warner Chilcott is in the initial stages of discovery in these litigations. In addition, Warner Chilcott is aware of four purported product liability class actions that were brought against Warner Chilcott in provincial courts in Canada alleging, among other things, that Actonel® caused the plaintiffs and the proposed class members who ingested Actonel® to suffer atypical fractures or other side effects. It is expected that these plaintiffs will seek class certification. Plaintiffs have typically asked for unspecified monetary and injunctive relief, as well as attorneys’ fees. Warner Chilcott is indemnified by Sanofi for certain Actonel claims pursuant to a collaboration agreement relating to the two parties’ co-promotion of the product in the United States and other countries. In addition, Warner Chilcott is also partially indemnified by the Procter & Gamble Company (“P&G”) for ONJ claims that were pending at the time Warner Chilcott acquired P&G’s global pharmaceutical business in October 2009. In May and September 2013, Warner Chilcott entered into two settlement agreements that resolved a majority of the then-existing ONJ-related claims.

Benicar® Litigation. Forest is named in approximately 1,733 actions involving allegations that Benicar®, a treatment for hypertension that Forest co-promoted with Daiichi Sankyo between 2002 and 2008, caused certain gastrointestinal injuries. Under Forest’s Co-Promotion Agreement, Daiichi Sankyo is defending us in these lawsuits.

Celexa®/Lexapro® Litigation. Forest are defendants in approximately 179 actions alleging that Celexa® or Lexapro® caused various birth defects. Several of the cases involve multiple minor-plaintiffs. The majority of these actions have been consolidated in state court in Missouri. The company recently reached an agreement in principle with plaintiffs to settle five of the pending cases.  There are birth defect cases pending in other jurisdictions, none of which are set for trial.

Testosterone Litigation. Beginning in 2014, a number of product liability suits were filed against Actavis, Inc., now known as Allergan Finance, LLC, and one or more of its former subsidiaries as well as other manufacturers and distributors of testosterone products, for personal injuries including but not limited to cardiovascular events allegedly arising out of the use of Androderm® and AndroGel®, a product that a subsidiary of the Company had co-promoted for another pharmaceutical company defendant.. There are approximately 562 currently pending actions which have been consolidated in an MDL in federal court in Illinois. The defendants have responded to the plaintiffs’ master complaint in the MDL. These cases are in the initial stages and discovery is ongoing. The Company anticipates that additional suits will be filed.

Government Investigations, Government Litigation and Qui Tam Litigation

Forest. Forest received a subpoena dated August 5, 2013 from the U.S. Department of Health and Human Services, Office of Inspector General. The subpoena requests documents relating to the marketing and promotion of Bystolic®, Savella®, and Namenda®, including with respect to speaker programs for these products. In February 2014, the U.S. District Court for the Eastern District of Wisconsin unsealed a qui tam complaint which asserts claims under the False Claims Act and contains allegations regarding off-label promotion of Bystolic® and Savella® and “kickbacks” provided to physicians to induce prescriptions of Bystolic®, Savella®, and Viibryd®. Forest moved to dismiss the complaint. On January 6, 2015, the court granted Forest’s motion to dismiss the complaint. On February 5, 2016, the relator filed a second amended complaint. The U.S. Attorney’s Office declined to intervene in this action but has reserved the right to do so at a later date.  The Company recently reached an agreement with the Department of Justice, all fifty states and the District of Columbia as well as the relator that resolved both the government’s investigation and the qui tam action.

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

In April 2014, the federal district court in Massachusetts unsealed a qui tam complaint which asserts claims under the False Claims Act and contains allegations regarding off-label promotion of Namenda®. The Company filed a motion to dismiss the relator’s Second Amended Complaint and the court granted in part and denied in part Forest’s motion, dismissing the False Claims Act conspiracy claim only. While this case is still in its early stages, on October 7, 2016, the Company filed a second motion to dismiss the relator’s Second Amended Complaint based on newly discovered evidence.  The U.S. Attorney’s Office declined to intervene in this action but has reserved the right to do so at a later date.

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

On December 28, 2015, a putative class action complaint was filed in state court in Pennsylvania on behalf of a putative class of private payers. Defendants removed the complaint to the federal court in Pennsylvania.  The complaint alleges that manufacturers of generic drugs, including a subsidiary of Forest Laboratories, Inc. that in the past had marketed generic products, caused plaintiffs to overpay for prescription drug products through the use of inflated AWPs. The complaint alleges violations of the Pennsylvania Unfair Trade Practices and Consumer Protection Law, negligent misrepresentation/fraud, unjust enrichment, civil conspiracy and aiding and abetting. Plaintiffs filed an amended complaint on March 29, 2016.  On May 3, 2016, the court issued an order staying this action.  An additional complaint then was filed in state court in Pennsylvania on behalf an individual indirect purchaser containing similar allegations to the class complaint.

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

On November 25, 2014, prior to the completion of its merger with Actavis plc (“Actavis”), Allergan, Inc. received a request for documents and information from the United States Securities and Exchange Commission (“SEC”) related to Actavis or Salix Pharmaceuticals, Inc. (“Salix”).  On June 30, 2015, Allergan, Inc. received a subpoena from the SEC requesting documents related to Actavis or Salix.  On June 30, 2015, Actavis received a subpoena from the SEC requesting documents related to Allergan.  In January 2016, the SEC began meeting with current and former employees of Allergan and Actavis and indicated that its review focused on the content of Allergan, Inc.’s disclosures during the pendency of the tender offer by Valeant Pharmaceuticals International for Allergan, Inc.’s common stock. The company recently reached an agreement with the SEC to resolve the SEC’s review of legacy Allergan’s disclosures during the Valeant tender offer period.

The Company and its affiliates are involved in various other disputes, governmental and/or regulatory inspections, inquires, investigations and proceedings that could result in litigation, and other litigation matters that arise from time to time.

Matters Relating to the Company’s Divested Generics Business

The following matters relate to the former generics business of the Company which was sold to Teva effective August 2, 2016, but are included herein because the Company or one of its current subsidiaries have been named as a party in such matter.  The Master Purchase Agreement under which the global generics business was sold provides for assumption by Teva of liabilities and claims relating to the generics business and indemnification by Teva for losses imposed on, sustained, incurred or suffered by or asserted against the Company for third party claims relating to the generics business.  The Company believes it has substantial and meritorious claims for indemnification by Teva for these matters and failing same, substantial and meritorious defenses with respect to the underlying claims against the Company and/or its current subsidiaries; and in each case the Company intends to assert and/or defends claims vigorously.  However, it is impossible to predict with certainty the outcome of any litigation or indemnity claims.

Lidoderm® Litigation.  On March 30, 2016, the U.S. Federal Trade Commission filed a lawsuit in federal district court in the Eastern District of Pennsylvania against the Company and one of its global generics business subsidiaries, Watson Laboratories, Inc.,

Endo Pharmaceuticals Inc. and others arising out of patent settlements relating to Lidoderm and Opana ER. The Lidoderm settlement was reached by Endo Pharmaceuticals Inc. and Watson Laboratories, Inc. in May 2012, prior to it’s being affiliated with the Company, and all allegations against the Company and Watson Laboratories, Inc. related to the Lidoderm settlement only.  On October 25, 2016, the FTC voluntarily withdrew its complaint in federal court in Pennsylvania. Similar lawsuits filed by private plaintiffs were already pending in the federal district court in California.  On January 23, 2017, both the FTC and State of California filed complaints against the Watson Laboratories, Endo Pharmaceuticals as well as the Company and its subsidiary Allergan Finance LLC in the same federal court in California alleging violations of federal and state antitrust laws.  The FTC and California complaints contain allegations relating to the Lidoderm settlement only and seek injunctive relief, restitution or disgorgement of profits and, in the California action, statutory penalties.  On January 27, 2017, Allergan Finance LLC filed a declaratory judgment action against the FTC in the same federal district court in the Eastern District of Pennsylvania where the FTC’s original action had been pending.  The court consolidated Allergan Finance’s action with declaratory judgment actions that had already been filed by other parties that were named as defendants in the original FTC action in Pennsylvania.

Generic Drug Pricing Securities and ERISA Litigation.  On November 4, 2016 a class action was filed by a putative class of Allergan shareholders in federal court in California against the Company and certain of its current and former officers alleging that the Company and certain of its current and former officers made materially false and misleading statements.  The complaint alleges generally that between February 2014 and November 2016, Allergan and certain of its officers made materially false and misleading statements regarding the Company’s internal controls over its financial reporting and failed to disclose that its Actavis generics unit had engaged in illegal, anticompetitive price-fixing with its generic industry peers.  The complaint seeks unspecified monetary damages.  Additional complaints have been filed in other federal district courts.  On February 2, 2017, the actions were consolidated in the federal district court in New Jersey. On February 14, 2017, a separate complaint was filed in the federal district court in California that is premised on the same alleged underlying conduct that is at issue in the securities litigation but that asserts claims under the Employee Retirement Income Security Act of 1974 (“ERISA).  The ERISA complaint asserts claims on behalf of a putative class of individuals who participated in the Company’s retirement plans and seeks an unspecified amount of damages and other injunctive relief.

Hydrocortisone Investigation. On November 10, 2016, the Company received notice from the UK Competition and Markets Authority (“CMA”) that it would be included within the scope of the CMA’s formal investigation under Section 25 of the Competition Act of 1998 (“CA98”) into suspected abuse of dominance by a former generics business subsidiary of the Company in relation to the supply of 10mg and 20mg hydrocortisone tablets. The CMA is investigating whether the conduct infringes the Chapter II prohibition of the CA98 and/or Article 102 of the Treaty on the Functioning of the European Union. The Company intends to cooperate fully with the investigation.

NOTE 25 — Warner Chilcott Limited (“WCL”) Guarantor and Non-Guarantor Condensed Consolidating Financial Information

The following financial information is presented to segregate the financial results of WCL, Actavis Funding SCS, and Allergan Finance, LLC (the issuers of the long-term notes), the guarantor subsidiaries for the long-term notes and the non-guarantor subsidiaries. The guarantors jointly and severally, and fully and unconditionally, guarantee the Company’s obligation under the long-term notes.

The information includes elimination entries necessary to consolidate the guarantor and the non-guarantor subsidiaries. Investments in subsidiaries are accounted for using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries, equity and intercompany balances and transactions.

WCL, Actavis Capital S.a.r.l. and Allergan Finance, LLC are guarantors of the long-term notes.

Warner Chilcott Limited has revised its consolidating financial statements as previously presented in Footnote 25 of the 2014 Annual Report on Form 10-K and its balance sheet in Footnote 26 of the 2015 Annual Report on Form 10-K due to a change in the Company’s legal entity structure and other reclassifications that occurred during the year ended December 31, 2016.  As a result, prior period information has been recast to conform to the current period presentation.

The following financial information presents the consolidating balance sheets as of December 31, 2016 and 2015, the related statement of operations and comprehensive income for the years ended December 31, 2016, 2015 and 2014 and the statement of cash flows for the years ended December 31, 2016, 2015 and 2014.

Warner Chilcott Limited

Consolidating Balance Sheets

As of December 31, 2016

($ in millions)

Current assets:	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Allergan Finance LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash and cash equivalents	$0.1	$513.9	$-	$-	$1,199.2	$-	$1,713.2
Marketable securities	-	6,351.8	-	-	5,149.7	-	11,501.5
Accounts receivable, net	-	-	-	-	2,531.0	-	2,531.0
Receivable from Parents	-	4,196.9	-	-	5,092.3	-	9,289.2
Inventories, net	-	-	-	-	718.0	-	718.0
Intercompany receivables	-	24,348.6	3,343.5	81.6	66,840.8	(94,614.5)	-
Prepaid expenses and other current assets	-	14.2	-	42.7	1,325.2	-	1,382.1
Current assets held for sale	-	-	-	-	-	-	-
Total current assets	0.1	35,425.4	3,343.5	124.3	82,856.2	(94,614.5)	27,135.0
Property, plant and equipment, net	-	-	-	-	1,611.3	-	1,611.3
Investments and other assets	-	-	-	15.8	266.3	-	282.1
Investment in subsidiaries	88,093.4	89,172.0	-	73,659.3	-	(250,924.7)	-
Non current intercompany receivables	-	27,706.6	22,540.1	-	9,686.6	(59,933.3)	-
Non current receivables from Parents	-	-	-	-	3,964.0	-	3,964.0
Non current assets held for sale	-	-	-	-	27.0	-	27.0
Deferred tax assets	-	-	-	-	233.3	-	233.3
Product rights and other intangibles	-	-	-	-	62,618.6	-	62,618.6
Goodwill	-	-	-	-	46,356.1	-	46,356.1
Total assets	$88,093.5	$152,304.0	$25,883.6	$73,799.4	$207,619.4	$(405,472.5)	$142,227.4

Current liabilities:
Accounts payable and accrued expenses	-	-	208.9	-	4,784.4	-	4,993.3
Intercompany payables	-	55,828.8	1,652.9	9,359.1	27,773.7	(94,614.5)	-
Payable to Parents	-	334.1	-	-	1,038.7	-	1,372.8
Income taxes payable	-	-	-	-	57.8	-	57.8
Current portion of long-term debt and capital leases	-	-	1,478.1	1,197.4	122.4	-	2,797.9
Current liabilities held for sale	-	-	-	-	-	-	-
Total current liabilities	-	56,162.9	3,339.9	10,556.5	33,777.0	(94,614.5)	9,221.8
Long-term debt and capital leases	-	-	22,540.1	3,079.0	4,351.7	-	29,970.8
Other long-term liabilities	-	-	-	-	1,086.0	-	1,086.0
Non current intercompany payables	-	9,537.6	-	149.0	50,246.7	(59,933.3)	-
Other taxes payable	-	-	-	-	886.2	-	886.2
Deferred tax liabilities	-	-	-	-	12,969.1	-	12,969.1
Total liabilities	-	65,700.5	25,880.0	13,784.5	103,316.7	(154,547.8)	54,133.9
Total equity / (deficit)	88,093.5	86,603.5	3.6	60,014.9	104,302.7	(250,924.7)	88,093.5
Total liabilities and equity	$88,093.5	$152,304.0	$25,883.6	$73,799.4	$207,619.4	$(405,472.5)	$142,227.4

Warner Chilcott Limited

Consolidating Balance Sheets

As of December 31, 2015

($ in millions)

Current assets:	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Allergan Finance LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash and cash equivalents	$-	$13.5	$-	$2.0	$1,020.7	$-	$1,036.2
Marketable securities	-	-	-	-	9.3	-	9.3
Accounts receivable, net	-	-	-	-	2,125.4	-	2,125.4
Receivable from Parents	-	-	-	-	457.3	-	457.3
Inventories, net	-	-	-	-	757.5	-	757.5
Intercompany receivables	-	55,415.1	25,225.6	302.4	60,464.0	(141,407.1)	-
Prepaid expenses and other current assets	-	5.0	-	6.1	481.7	-	492.8
Current assets held for sale	-	-	-	-	4,095.6	-	4,095.6
Total current assets	-	55,433.6	25,225.6	310.5	69,411.5	(141,407.1)	8,974.1
Property, plant and equipment, net	-	-	-	34.3	1,497.0	-	1,531.3
Investments and other assets	-	-	-	33.6	375.1	-	408.7
Investment in subsidiaries	75,571.6	79,597.3	-	73,037.7	-	(228,206.6)	-
Non current intercompany receivables	-	39,584.1	-	-	41,400.8	(80,984.9)	-
Non current receivables from Parents	-	-	-	-	-	-	-
Non current assets held for sale	-	-	-	45.8	10,667.5	-	10,713.3
Deferred tax assets	-	-	-	-	49.5	-	49.5
Product rights and other intangibles	-	-	-	-	67,836.2	-	67,836.2
Goodwill	-	-	-	-	46,465.2	-	46,465.2
Total assets	$75,571.6	$174,615.0	$25,225.6	$73,461.9	$237,702.8	$(450,598.6)	$135,978.3

Current liabilities:
Accounts payable and accrued expenses	-	3.9	210.5	171.5	3,708.6	-	4,094.5
Intercompany payables	-	51,148.7	526.3	8,789.0	80,943.1	(141,407.1)	-
Payable to Parents	-	-	-	-	1,466.8	-	1,466.8
Income taxes payable	-	-	-	44.1	9.6	-	53.7
Current portion of long-term debt and capital leases	-	749.1	475.5	-	1,171.9	-	2,396.5
Current liabilities held for sale	-	-	-	23.3	1,669.9	-	1,693.2
Total current liabilities	-	51,901.7	1,212.3	9,027.9	88,969.9	(141,407.1)	9,704.7
Long-term debt and capital leases	-	6,995.0	24,013.0	4,269.4	4,856.5	-	40,133.9
Other long-term liabilities	-	-	-	-	1,262.0	-	1,262.0
Long-term intercompany payables	-	40,944.8	-	456.0	39,584.1	(80,984.9)	-
Long-term payables to Parents	-	-	-	-	-	-	-
Non current liabilities held for sale	-	-	-	-	535.4	-	535.4
Other taxes payable	-	-	-	72.1	729.8	-	801.9
Deferred tax liabilities	-	-	-	-	7,968.8	-	7,968.8
Total liabilities	-	99,841.5	25,225.3	13,825.4	143,906.5	(222,392.0)	60,406.7
Total equity	75,571.6	74,773.5	0.3	59,636.5	93,796.3	(228,206.6)	75,571.6
Total liabilities and equity	$75,571.6	$174,615.0	$25,225.6	$73,461.9	$237,702.8	$(450,598.6)	$135,978.3

Warner Chilcott Limited

Consolidating Statements of Operations and Comprehensive Income / (Loss)

For the Year Ended December 31, 2016

($ in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Allergan Finance LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$14,570.6	$-	$14,570.6

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	1,860.8	-	1,860.8
Research and development	-	-	-	-	2,575.7	-	2,575.7
Selling and marketing	-	-	-	-	3,266.4	-	3,266.4
General and administrative	-	-	-	19.8	1,330.6	-	1,350.4
Amortization	-	-	-	-	6,470.4	-	6,470.4
In-process research and development impairments	-	-	-	-	743.9	-	743.9
Asset sales and impairments, net	-	-	-	-	5.0	-	5.0
Total operating expenses	-	-	-	19.8	16,252.8	-	16,272.6
Operating income / (loss)	-	-	-	(19.8)	(1,682.2)	-	(1,702.0)

Non-operating income (expense):
Interest income / (expense), net	-	2,255.3	3.4	(157.1)	(3,286.1)	-	(1,184.5)
Other income (expense), net	-	-	-	-	172.2	-	172.2
Total other income (expense), net	-	2,255.3	3.4	(157.1)	(3,113.9)	-	(1,012.3)
Income / (loss) before income taxes and noncontrolling interest	-	2,255.3	3.4	(176.9)	(4,796.1)	-	(2,714.3)
Provision for income taxes	-	-	0.1	66.3	(1,963.4)	-	(1,897.0)
(Earnings) / losses of equity interest subsidiaries	(15,091.1)	(9,994.6)	-	(338.9)	-	25,424.6	-
Net income / (loss) from continuing operations, net of tax	$15,091.1	$12,249.9	$3.3	$95.7	$(2,832.7)	$(25,424.6)	$(817.3)
Income from discontinued operations	-	-	-	-	15,914.5	-	15,914.5
Net income / (loss)	$15,091.1	$12,249.9	$3.3	$95.7	$13,081.8	$(25,424.6)	$15,097.2
(Income) attributable to noncontrolling interest	-	-	-	-	(6.1)	-	(6.1)
Net income / (loss) attributable to ordinary shareholders	$15,091.1	$12,249.9	$3.3	$95.7	$13,075.7	$(25,424.6)	$15,091.1
Other comprehensive (loss) / income	(544.3)	(419.9)	-	282.7	(544.3)	681.5	(544.3)
Comprehensive income / (loss)	$14,546.8	$11,830.0	$3.3	$378.4	$12,531.4	$(24,743.1)	$14,546.8

Warner Chilcott Limited

Consolidating Statements of Operations and Comprehensive Income / (Loss)

For the Year Ended December 31, 2015

($ in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Allergan Finance LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	-	-	-	-	12,688.1	-	12,688.1

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	2,751.8	-	2,751.8
Research and development	-	-	-	-	2,358.5	-	2,358.5
Selling and marketing	-	-	-	-	2,765.1	-	2,765.1
General and administrative	-	212.1	16.1	-	1,352.8	-	1,581.0
Amortization	-	-	-	-	5,443.7	-	5,443.7
In-process research and development impairments	-	-	-	-	511.6	-	511.6
Asset sales and impairments, net	-	-	-	-	272.0	-	272.0
Total operating expenses	-	212.1	16.1	-	15,455.5	-	15,683.7
Operating income / (loss)	-	(212.1)	(16.1)	-	(2,767.4)	-	(2,995.6)

Non-operating income (expense):
Interest income / (expense), net	-	1,572.4	(14.6)	(168.5)	(2,572.0)	-	(1,182.7)
Other income (expense), net	-	(265.4)	31.0	-	0.6	-	(233.8)
Total other income (expense), net	-	1,307.0	16.4	(168.5)	(2,571.4)	-	(1,416.5)
Income / (loss) before income taxes and noncontrolling interest	-	1,094.9	0.3	(168.5)	(5,338.8)	-	(4,412.1)
Provision for income taxes	-	-	-	(58.3)	(1,547.6)	-	(1,605.9)
(Earnings) / losses of equity interest subsidiaries	(4,050.6)	(4,336.5)	-	(1,108.9)	-	9,496.0	-
Net income / (loss) from continuing operations, net of tax	$4,050.6	$5,431.4	$0.3	$998.7	$(3,791.2)	$(9,496.0)	$(2,806.2)
Income from discontinued operations	-	-	-	-	6,861.0	-	6,861.0
Net income / (loss)	$4,050.6	$5,431.4	$0.3	$998.7	$3,069.8	$(9,496.0)	$4,054.8
(Income) attributable to noncontrolling interest	-	-	-	-	(4.2)	-	(4.2)
Net income / (loss) attributable to ordinary shareholders	$4,050.6	$5,431.4	$0.3	$998.7	$3,065.6	$(9,496.0)	$4,050.6
Other comprehensive (loss) / income	(28.7)	24.5	-	(776.8)	(28.7)	781.0	(28.7)
Comprehensive income / (loss)	$4,021.9	$5,455.9	$0.3	$221.9	$3,036.9	$(8,715.0)	$4,021.9

Warner Chilcott Limited

Consolidating Statements of Operations and Comprehensive Income / (Loss)

For the Year Ended December 31, 2014

($ in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Allergan Finance LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	-	-	-	-	4,676.5	-	$4,676.5

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	1,704.8	-	1,704.8
Research and development	-	-	-	-	605.7	-	605.7
Selling and marketing	-	-	-	-	1,066.0	-	1,066.0
General and administrative	-	-	-	9.9	1,121.5	-	1,131.4
Amortization	-	-	-	-	1,935.8	-	1,935.8
In process research and development impairments	-	-	-	-	424.3	-	424.3
Asset sales and impairments, net	-	-	-	(0.1)	305.8	-	305.7
Total operating expenses	-	-	-	9.8	7,163.9	-	7,173.7
Operating income / (loss)	-	-	-	(9.8)	(2,487.4)	-	(2,497.2)

Non-operating income (expense):
Interest income / (expense), net	-	(740.0)	-	(182.0)	518.3	-	(403.7)
Other income (expense), net	-	(74.5)	-	-	47.2	-	(27.3)
Total other income (expense), net	-	(814.5)	-	(182.0)	565.5	-	(431.0)
Income / (loss) before income taxes and noncontrolling interest	-	(814.5)	-	(191.8)	(1,921.9)	-	(2,928.2)
Provision for income taxes	-	-	-	(108.6)	(405.0)	-	(513.6)
(Earnings) / losses of equity interest subsidiaries	1,560.5	539.7	-	1.9	-	(2,102.1)	-
Net (loss) / income from continuing operations, net of tax	$(1,560.5)	$(1,354.2)	$-	$(85.1)	$(1,516.9)	$2,102.1	$(2,414.6)
Income / (loss) from discontinued operations	-	-	-	-	854.1	-	854.1
Net (loss) /income	$(1,560.5)	$(1,354.2)	$-	$(85.1)	$(662.8)	$2,102.1	$(1,560.5)
(Income) / loss attributable to noncontrolling interest	-	-	-	-	-	-	-
Net income / (loss) attributable to ordinary shareholders	$(1,560.5)	$(1,354.2)	$-	$(85.1)	$(662.8)	$2,102.1	$(1,560.5)
Other comprehensive income / (loss)	(555.9)	(505.9)	-	(22.4)	(555.9)	1,084.2	(555.9)
Comprehensive (loss) / income	$(2,116.4)	$(1,860.1)	$-	$(107.5)	$(1,218.7)	$3,186.3	$(2,116.4)

Warner Chilcott Limited

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2016

($ in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Allergan Finance LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net income / (loss)	$15,091.1	$12,249.9	$3.3	$95.7	$13,081.8	$(25,424.6)	$15,097.2
Reconciliation to net cash provided by operating activities:
(Earnings) / losses of equity interest subsidiaries	(15,091.1)	(9,994.6)	-	(338.9)	-	25,424.6	-
Depreciation	-	-	-	-	155.8	-	155.8
Amortization	-	-	-	-	6,475.2	-	6,475.2
Provision for inventory reserve	-	-	-	-	181.4	-	181.4
Share-based compensation	-	-	-	-	334.5	-	334.5
Deferred income tax benefit	-	-	-	-	(1,443.9)	-	(1,443.9)
Pre-tax gain sale of generics business	-	-	-	-	(24,511.1)	-	(24,511.1)
Non-cash tax effect of gain on sale of generics business					5,285.2		5,285.2
In-process research and development impairments	-	-	-	-	743.9	-	743.9
Loss / (gain) on asset sales and impairments, net	-	-	-	-	5.0	-	5.0
Amortization of inventory step-up	-	-	-	-	42.4	-	42.4
Amortization of deferred financing costs	-	23.5	23.3	4.2	-	-	51.0
Accretion and contingent consideration	-	-	-	-	(66.8)	-	(66.8)
Dividends from subsidiaries	2,034.8	-	-	-	-	(2,034.8)	-
Other, net	-	-	-	-	(59.9)	-	(59.9)
Changes in assets and liabilities (net of effects of acquisitions)	0.1	16,536.2	473.4	237.0	(17,957.6)	-	(710.9)
Net cash provided by / (used in) operating activities	2,034.9	18,815.0	500.0	(2.0)	(17,734.1)	(2,034.8)	1,579.0
Cash Flows From Investing Activities:
Additions to property plant and equipment	-	-	-	-	(331.4)	-	(331.4)
Additions to product rights and other intangibles	-	-	-	-	(2.0)	-	(2.0)
Sale of generics business	-	-	-	-	33,804.2	-	33,804.2
Additions to investments	-	(6,351.8)	-	-	(9,391.7)	-	(15,743.5)
Proceeds from sale of investments and other assets	-	-	-	-	7,771.6	-	7,771.6
Loan to Parent	-	(4,196.9)	-	-	(9,035.3)	-	(13,232.2)
Proceeds from sales of property, plant and equipment	-	-	-	-	33.3	-	33.3
Acquisitions of business, net of cash acquired	-	-	-	-	(1,198.9)	-	(1,198.9)
Net cash (used in) investing activities	-	(10,548.7)	-	-	21,649.8	-	11,101.1
Cash Flows From Financing Activities:
Proceeds from borrowings on credit facility and other	-	1,050.0	-	-	-	-	1,050.0
Payments on debt, including capital lease obligations	-	(8,815.9)	(500.0)	-	(1,532.8)	-	(10,848.7)
Payments of contingent consideration	-	-	-	-	(161.1)	-	(161.1)
Dividends to Parent	(2,034.8)	-	-	-	(2,034.8)	2,034.8	(2,034.8)
Net cash provided by / (used in) financing activities	(2,034.8)	(7,765.9)	(500.0)	-	(3,728.7)	2,034.8	(11,994.6)
Effect of currency exchange rate changes on cash and cash equivalents	-	-	-	-	(8.5)	-	(8.5)
Movement in cash held for sale	-	-	-	-	-	-	-
Net increase / (decrease) in cash and cash equivalents	0.1	500.4	-	(2.0)	178.5	-	677.0
Cash and cash equivalents at beginning of period	-	13.5	-	2.0	1,020.7	-	1,036.2
Cash and cash equivalents at end of period	$0.1	$513.9	$-	$-	$1,199.2	$-	$1,713.2

Warner Chilcott Limited

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2015

($ in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Allergan Finance LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net income / (loss)	$4,050.6	$5,431.4	$0.3	$998.7	$3,069.8	$(9,496.0)	$4,054.8
Reconciliation to net cash provided by operating activities:
(Earnings) / losses of equity interest subsidiaries	(4,050.6)	(4,336.5)	-	(1,108.9)	-	9,496.0	-
Depreciation	-	-	-	0.2	218.1	-	218.3
Amortization	-	-	-	-	5,777.0	-	5,777.0
Provision for inventory reserve	-	-	-	-	140.9	-	140.9
Share-based compensation	-	-	-	51.6	638.8	-	690.4
Deferred income tax benefit	-	-	-	-	(7,380.1)	-	(7,380.1)
Pre-tax gain sale of generics business	-	-	-	-	-	-	-
Non-cash tax effect of gain on sale of generics business	-	-	-	-	-	-	-
In-process research and development impairments	-	-	-	-	511.6	-	511.6
Loss / (gain) on asset sales and impairments, net	-	-	-	-	334.4	-	334.4
Amortization of inventory step-up	-	-	-	-	1,192.9	-	1,192.9
Amortization of deferred financing costs	-	272.5	20.9	4.1	0.8	-	298.3
Accretion and contingent consideration	-	-	-	-	108.8	-	108.8
Dividends from subsidiaries	208.1	208.1	-	-	-	(416.2)	-
Other, net	-	-	-	-	66.4	-	66.4
Changes in assets and liabilities (net of effects of acquisitions)	(0.1)	(370.6)	122.5	97.7	(1,199.2)	-	(1,349.7)
Net cash provided by / (used in) operating activities	208.0	1,204.9	143.7	43.4	3,480.2	(416.2)	4,664.0
Cash Flows From Investing Activities:
Additions to property plant and equipment	-	-	-	(42.9)	(412.0)	-	(454.9)
Additions to product rights and other intangibles	-	-	-	-	(154.7)	-	(154.7)
Additions to investments	(9,000.8)	(9,000.8)	-	-	(24.3)	18,001.6	(24.3)
Proceeds from sale of investments and other assets	-	-	-	-	883.0	-	883.0
Proceeds from sales of property, plant and equipment	-	-	-	-	140.1	-	140.1
Acquisitions of business, net of cash acquired	-	-	-	-	(37,510.1)	-	(37,510.1)
Net cash (used in) investing activities	(9,000.8)	(9,000.8)	-	(42.9)	(37,078.0)	18,001.6	(37,120.9)
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness	-	5,500.0	20,955.6	-	0.1	-	26,455.7
Financing structure and other activity with affiliates	-	(5,500.0)	(20,955.6)	-	26,455.6	-	-
Proceeds from borrowings on credit facility and other	-	3,610.0	-	-	72.0	-	3,682.0
Debt issuance and other financing costs	-	(167.1)	(143.7)	-	-	-	(310.8)
Payments on debt, including capital lease obligations	-	(4,431.7)	-	-	(702.5)	-	(5,134.2)
Payments of contingent consideration	-	-	-	-	(230.1)	-	(230.1)
Dividends to Parent	(208.1)	(208.1)	-	-	(208.1)	416.2	(208.1)
Contribution from Parent	9,000.8	9,000.8	-	-	9,000.8	(18,001.6)	9,000.8
Net cash provided by / (used in) financing activities	8,792.7	7,803.9	(143.7)	-	34,387.8	(17,585.4)	33,255.3
Effect of currency exchange rate changes on cash and cash equivalents	-	-	-	-	(6.5)	-	(6.5)
Movement in cash held for sale	-	-	-	-	-	-	-
Net increase / (decrease) in cash and cash equivalents	(0.1)	8.0	-	0.5	783.5	-	791.9
Cash and cash equivalents at beginning of period	0.1	5.5	-	1.5	237.2	-	244.3
Cash and cash equivalents at end of period	$-	$13.5	$-	$2.0	$1,020.7	$-	$1,036.2

Warner Chilcott Limited

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2014

($ in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Allergan Finance LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net (loss) / income	$(1,560.5)	$(1,354.2)	$-	$(85.1)	$(662.8)	$2,102.1	$(1,560.5)
Reconciliation to net cash provided by operating activities:
Losses / (earnings) of equity interest subsidiaries	1,560.5	539.7	-	1.9	-	(2,102.1)	-
Depreciation	-	-	-	0.2	230.7	-	230.9
Amortization	-	-	-	-	2,597.5	-	2,597.5
Provision for inventory reserve	-	-	-	-	156.1	-	156.1
Share-based compensation	-	-	-	1.4	366.6	-	368.0
Deferred income tax benefit	-	-	-	-	(690.1)	-	(690.1)
In-process research and development impairments	-	-	-	-	424.3	-	424.3
Goodwill Impairment	-	-	-	-	17.3	-	17.3
Loss / (gain) on asset sales and impairments, net	-	-	-	-	143.1	-	143.1
Amortization of inventory step-up	-	-	-	-	985.8	-	985.8
Amortization of deferred financing costs	-	1.0	22.9	2.4	60.9	-	87.2
Accretion and contingent consideration	-	-	-	-	(71.2)	-	(71.2)
Non-cash impact of debt extinguishment	-	-	-	-	(91.7)	-	(91.7)
Impact of assets held for sale	-	-	-	-	190.8	-	190.8
Other, net	-	-	-	-	8.5	-	8.5
Changes in assets and liabilities (net of effects of acquisitions)	-	1,156.5	(3,647.2)	89.2	1,875.2	-	(526.3)
Net cash provided by / (used in) operating activities	-	343.0	(3,624.3)	10.0	5,541.0	-	2,269.7
Cash Flows From Investing Activities:
Additions to property plant and equipment	-	-	-	(9.9)	(228.7)	-	(238.6)
Additions to product rights and other intangibles	-	-	-	-	(36.1)	-	(36.1)
Additions to investments	-	-	-	-	(1.0)	-	(1.0)
Proceeds from sale of investments and other assets	-	-	-	-	453.7	-	453.7
Proceeds from sales of property, plant and equipment	-	-	-	-	13.7	-	13.7
Acquisitions of business, net of cash acquired	-	-	-	-	(5,562.3)	-	(5,562.3)
Net cash (used in) investing activities	-	-	-	(9.9)	(5,360.7)	-	(5,370.6)
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness	-	-	6,076.2	-	2,000.0	-	8,076.2
Proceeds from borrowings on credit facility and other	-	80.0	-	-	1,200.0	-	1,280.0
Debt issuance and other financing costs	-	-	(51.9)	-	(172.4)	-	(224.3)
Payments on debt, including capital lease obligations	-	(417.8)	(2,400.0)	-	(3,309.2)	-	(6,127.0)
Payments of contingent consideration	-	-	-	-	(14.3)	-	(14.3)
Net cash provided by / (used in) financing activities	-	(337.8)	3,624.3	-	(295.9)	-	2,990.6
Effect of currency exchange rate changes on cash and cash equivalents	-	-	-	-	(5.9)	-	(5.9)
Movement in cash held for sale	-	-	-	-	37.0	-	37.0
Net increase / (decrease) in cash and cash equivalents	-	5.2	-	0.1	(84.5)	-	(79.2)
Cash and cash equivalents at beginning of period	0.1	0.3	-	1.4	321.7	-	323.5
Cash and cash equivalents at end of period	$0.1	$5.5	$-	$1.5	$237.2	$-	$244.3

NOTE 26 — Compensation

The following table represents compensation costs for the years ended December 31, 2016, 2015 and 2014 ($ in millions):

	Year Ended December 31,
	2016	2015	2014
Wages and salaries	$2,108.7	$2,252.3	$1,557.9
Stock-based compensation	396.1	925.7	401.2
Pensions	156.8	99.9	89.0
Social welfare	165.0	185.1	97.1
Other benefits	321.0	271.6	231.8
Total	$3,147.6	$3,734.6	$2,377.0
Amount included in continuing operations	$2,578.4	$2,597.7	$1,259.9
Amount included in discontinued operations	$569.2	$1,136.9	$1,117.1

NOTE 27 — Concentration

The Company considers there to be a concentration risk for customers that account for 10% or more of their third party revenues. The following table illustrates any customer, on a global basis, which accounted for 10% or more of our annual revenues in any of the past three fiscal years and the respective percentage of our revenues for which they account for each of the last three years:

Customer	2016	2015	2014
McKesson Corporation	23%	27%	29%
Cardinal Health, Inc.	18%	20%	21%
AmerisourceBergen Corporation	18%	19%	22%

Changes in the mix of concentration amongst the Company’s largest customers are due, in part, to the impact of acquisitions as well as changes in the supply chain of our indirect customers.

The Company’s accounts receivable primarily arise from product sales in North America and Europe and primarily represent amounts due from wholesalers, distributors, drug store chains and service providers in the health care and pharmaceutical industries, public hospitals and other government entities. Approximately 59% and 72% of the gross accounts receivable balance are concentrated among the Company’s three largest customers as of December 31, 2016 and 2015, respectively. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential uncollectible accounts. Actual losses from uncollectible accounts have been minimal.

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

Certain of the Company’s finished products and raw materials are obtained from single source suppliers. Although the Company seeks to identify more than one source for its various finished products and raw materials, loss of a single source supplier could have an adverse effect on the Company’s results of operations, financial condition and cash flows. Further, a second source supplier may not be able to produce the same volumes of inventory as the Company’s primary supplier. No third party manufacturer accounted for 10% or more of the Company’s products sold based on third-party revenues for the year ended December 31, 2016.

NOTE 28 — Subsequent Events

ZELTIQ® Aesthetics, Inc.

On February 13, 2017 the Company entered into a definitive agreement to acquire ZELTIQ® Aesthetics, Inc. (“ZELTIQ”). ZELTIQ is focused on developing and commercializing products utilizing its proprietary controlled-cooling technology platform for a price of $56.50 per share, or $2.475 billion. The transaction is expected to close in the second half of 2017 and is subject to customary closing conditions.

LifeCell Corporation

On February 1, 2017, the Company completed the acquisition of LifeCell Corporation (“LifeCell”), a regenerative medicine company, for approximately $2.9 billion in cash. The acquisition combines LifeCell's novel, regenerative medicines business, including its high-quality and durable portfolio of dermal matrix products with Allergan's leading portfolio of medical aesthetics, breast implants and tissue expanders.

Assembly Biosciences, Inc.

On January 9, 2017 the Company entered into a licensing agreement with Assembly Biosciences, Inc. (“Assembly”) for the worldwide rights to Assembly's microbiome GI development programs. The rights are for preclinical compounds ABI-M201 and ABI-M301, targeting ulcerative colitis (UC) and Crohn's disease (CD), as well as two additional compounds to be identified by Assembly for Irritable Bowel Syndromes (IBS); with Diarrhea, with Constipation or Mixed. Under the terms of the agreement, Allergan made an upfront payment to Assembly of $50.0 million for the exclusive, worldwide rights to develop and commercialize the UC, CD and IBS compounds, which was recorded as a component of R&D expense in the year ended December 31, 2017. Additionally, Assembly will be eligible to receive success-based development and commercial milestone payments. Assembly is also eligible to receive tiered royalties based on net sales. Allergan and Assembly will generally share development costs through proof-of-concept (POC) studies, and Allergan will assume all post-POC development costs.

Lysosomal Therapeutics, Inc.

On January 9, 2017 the Company entered into a definitive agreement to acquire Lysosomal Therapeutics Inc. (“LTI”). LTI is focused on innovative small-molecule research and development in the field of neurodegeneration, yielding new treatment options for patients with severe neurological diseases. LTI-291, LTI's lead program, aims to stimulate the activity of glucocerebrosidase in the brain. Under the option agreement, Allergan purchased an option right directly from LTI shareholders to acquire LTI following completion of a Phase 1b trial for LTI-291.  In addition, Allergan provided a separate upfront research and development payment. The net payment of $145 million will be recorded as a component of R&D expense in the year ended December 31, 2017. Allergan and LTI will establish a joint development committee to oversee the development activities for LTI-291.

Schedule II

Allergan plc

Valuation and Qualifying Accounts

Years Ended December 31, 2016, 2015 and 2014

($ in millions)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Write-offs	Other*	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2016	$80.6	$3.5	$(8.4)	$-	$75.7
Year ended December 31, 2015	$4.8	$8.4	$(7.3)	$74.7	$80.6
Year ended December 31, 2014	$2.7	$3.9	$(4.2)	$2.4	$4.8
Tax valuation allowance:
Year ended December 31, 2016	$196.2	$183.8	$-	$(196.1)	$183.9
Year ended December 31, 2015	$474.0	$(335.6)	$-	$57.8	$196.2
Year ended December 31, 2014	$319.1	$112.7	$-	$42.2	$474.0

*	Includes opening balances of businesses acquired in the period and reclasses to assets held for sale.

SUPPLEMENTARY DATA (UNAUDITED)

Selected unaudited quarterly consolidated financial data and market price information are shown below ($ in millions except per share data):

		For Three Month Periods Ended
	Year Ended 12/31/2016	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016
Net revenues	$14,570.6	$3,864.3	$3,622.2	$3,684.8	$3,399.3
Net income/(loss)	$14,979.5	$1.2	$15,221.8	$(499.9)	$256.4
Basic earnings per share	38.18	(0.20)	38.58	(1.44)	0.47
Diluted earnings per share	38.18	(0.20)	38.58	(1.44)	0.47
Market price per share:
High		$244.66	$261.27	$277.96	$310.83
Low		$184.50	$228.68	$195.50	$261.60

		For Three Month Periods Ended
	Year Ended 12/31/2015	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	Mar. 31, 2015
Net revenues	$12,688.1	$3,606.9	$3,469.5	$3,628.7	$1,983.0
Net income/(loss)	$3,919.4	$(629.3)	$5,302.6	$(241.6)	$(512.3)
Basic earnings per share	10.01	(1.78)	13.29	(0.80)	(1.85)
Diluted earnings per share	10.01	(1.78)	13.29	(0.80)	(1.85)
Market price per share:
High		$322.68	$340.34	$315.00	$317.72
Low		$237.50	$245.32	$279.74	$253.00

EXHIBIT INDEX

Exhibit No.	Description

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

Exhibit No.	Description

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

2.15

First Amendment to the Master Purchase Agreement, dated as of June 9, 2016, by and between Teva Pharmaceutical Industries Ltd. and Allergan plc. (incorporated by reference to Exhibit 2.1 to Allergan plc’s Current Report on Form 8-K filed on July 13, 2016).

2.16

Second Amendment to the Master Purchase Agreement, dated as of July 5, 2016, by and between Teva Pharmaceutical Industries Ltd. and Allergan plc. (incorporated by reference to Exhibit 2.2 to Allergan plc’s Current Report on Form 8-K filed on July 13, 2016).

2.17

Third Amendment to the Master Purchase Agreement, dated as of July 11, 2016, by and between Teva Pharmaceutical Industries Ltd. and Allergan plc. (incorporated by reference to Exhibit 2.3 to Allergan plc’s Current Report on Form 8-K filed on July 13, 2016).

3.1	Certificate of Incorporation of Allergan plc (incorporated by reference to Exhibit 3.1 to Allergan plc’s Registration Statement on Form S-4, filed with the SEC on July 17, 2015).

3.2

Amended and Restated Memorandum and Articles of Association of Allergan plc (incorporated by reference to Exhibit 3.2 to Allergan plc’s Quarterly Report on Form 10-Q, filed with the SEC on November 4, 2016).

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

Exhibit No.	Description

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

Exhibit No.	Description

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

10.21#	Amended and Restated Allergan plc 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Allergan, plc’s Quarterly Report on Form 10-Q for the Quarter ended June 31, 2016).

10.22#

Form of Non-Qualified Stock Option Grant Notice for Employees under the Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.6 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 2011).

Exhibit No.	Description

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

10.52	Form of Deed of Indemnification, Actavis plc (now known as Allergan plc) (incorporated by reference to Exhibit 10.4 of Allergan plc’s Current Report on Form 8-K, filed with the SEC on July 3, 2014).

10.53	Form of Indemnification Agreement, Actavis W.C. Holding Inc. (incorporated by reference to Exhibit 10.7 of Allergan plc’s Current Report on Form 8-K, filed with the SEC on October 2, 2013).

10.54	Form of Indemnification Agreement, Actavis W.C. Holding Inc. (incorporated by reference to Exhibit 10.5 of Allergan plc’s Current Report on Form 8-K, filed with the SEC on July 3, 2014).

10.55#	Form of Transformation Incentive Award Agreement (incorporated by reference to Exhibit 10.3 to Allergan plc’s Current Report on Form 8-K filed on March 18, 2015).

Exhibit No.	Description

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

10.69#	Form of retention bonus letter (one payment) (incorporated by reference to Exhibit 10.26 to Allergan plc’s Annual Report on Form 10-K, filed with the SEC for the year ended December 31, 2013).

10.70#	Form of retention bonus letter (two payments) (incorporated by reference to Exhibit 10.27 to Allergan plc’s Annual Report on Form 10-K, filed with the SEC for the year ended December 31, 2013).

Exhibit No.	Description

10.71

Contingent Value Rights Agreement, dated as of July 2, 2014, by and between Forest Laboratories, LLC and American Stock Transfer & Trust Company, LLC. (incorporated by reference to Exhibit 10.1 of Allergan plc’s Current Report on Form 8-K filed with the SEC on July 3, 2014).

10.72#	Amended and Restated 2013 Incentive Award Plan of Allergan plc (incorporated by reference to Exhibit 10.2 of Allergan plc’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016).

10.73***

Amendment to Supply Agreement, effective as of May 14, 2014, by and between Janssen Pharmaceuticals, Inc. and Watson Laboratories, Inc. (incorporated by reference to Exhibit 10.1 of Allergan plc’s Current Report on Form 8-K filed with the SEC on May 20, 2014).

10.74

Corporate Integrity Agreement dated September 15, 2010 between the Office of Inspector General of the U.S. Department of Health and Human Services and Forest Laboratories, Inc. (incorporated by reference to Exhibit 10.1 to Forest Laboratories Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.75

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

10.76***

License and Cooperation Agreement dated June 28, 2000 between Merz & Co. GmbH and Forest Laboratories Ireland Limited. (incorporated by reference to Exhibit 10.16 to Forest Laboratories Inc.’s Annual Report on Form 10-K (Commission File No. 1-5438) for the fiscal year ended March 31, 2004).

10.77***

License, Development and Cooperation Agreement dated September 22, 2004 between Merck KGaA and Genaissance Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.3 to Forest Laboratories Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5438) for the quarter ended September 30, 2011).

10.78***

Collaboration Agreement dated September 12, 2007, as amended on November 3, 2009 between Forest Laboratories Inc. and Ironwood Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.50 to Forest Laboratories Inc.’s Annual Report on Form 10-K/A (Commission File No. 1-5438) for the fiscal year ended March 31, 2013).

10.79***

Sale and Transfer Agreement dated March 30, 2012 between Janssen Pharmaceutica NV and Forest Laboratories Holding Limited. (incorporated by reference to Exhibit 10.51 to Forest Laboratories Inc.’s Annual Report on Form 10-K (Commission File No. 1-5438) for the fiscal year ended March 31, 2012).

10.80***

MuDelta Development and License Agreement, dated as of November 16, 2009, by and between Janssen Pharmaceutica, N.V. and PPD Therapeutics, Inc., as amended February 9, 2010 (incorporated by reference to Exhibit 10.6 to Furiex Pharmaceuticals, Inc.’s Form 10—12B/A (Commission File No. 001-34641) filed with the SEC on May 14, 2010).

10.81

Tender and Support Agreement, dated as of October 5, 2014, by and among Actavis W.C. Holding Inc., Delaware Merger Sub, Inc. and the individuals listed therein (incorporated by reference to Exhibit 99.2 to Allergan plc’s Current Report on Form 8-K filed on October 8, 2014).

10.82

Contingent Value Rights Agreement, dated as of November 17, 2014, by and between Actavis W.C. Holding Inc., Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.1 to Allergan plc’s Current Report on Form 8-K filed on November 17, 2014).

10.83

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

10.84

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

10.85

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

10.87#

Employee Severance Pay Plan for Employees of Actavis Inc. (now known as Allergan Finance, LLC) and Certain of Its U.S. Subsidiaries (incorporated by reference to Exhibit 10.1 of Allergan plc’s Quarterly Report on Form 10-Q for the period ending March 31, 2014).

10.88#

Change of Control Severance Pay Plan for Certain Management Employees of Actavis, Inc. and Its U.S. Subsidiaries (incorporated by reference to Exhibit 10.1 of Allergan plc’s Quarterly Report on Form 10-Q for the period ending March 31, 2014).

10.89#

2000 Stock Option Plan of Forest Laboratories, Inc. (incorporated by reference to Exhibit A of Forest Laboratories, Inc.’s Proxy Statement for the fiscal year ended March 31, 2000 filed with the SEC on June 29, 2000).

10.90#

2004 Stock Option Plan of Forest Laboratories, Inc. (incorporated by reference to Appendix C of Forest Laboratories, Inc.’s Proxy Statement for the fiscal year ended March 31, 2004 filed with the SEC on June 28, 2004).

10.91#

2007 Equity Incentive Plan of Forest Laboratories, Inc., as amended (incorporated by reference to Exhibit 10.1 of Forest Laboratories, Inc.’s Current Report on Form 8-K filed with the SEC on August 21, 2013).

10.92#	Amendment to 2007 Equity Incentive Plan of Forest Laboratories, Inc., as amended (Amended Forest Plan) (incorporated by reference to Exhibit 99.7 of the Actavis July 1, 2014 S-8).

10.93#	Form of Notice of Grant and Signature Page and Form of Option Award Agreement (Actavis Plan) (incorporated by reference to Exhibit 99.5 of the Actavis July 1, 2014 S-8).

10.94#	Form of Notice of Grant and Signature Page and Form of Restricted Stock Unit Award Agreement (Actavis Plan) (incorporated by reference to Exhibit 99.6 of the Actavis July 1, 2014 S-8).

10.95#

Form of Notice of Grant and Signature Page and Form of Other Cash-Based Award Agreement (Actavis Plan) (incorporated by reference to Exhibit 10.44 to Allergan plc’s Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2014).

10.96#	Form of Amended and Restated Other Cash-Based Award Agreement (incorporated by reference to Exhibit 10.1 to Allergan plc’s Current Report on Form 8-K, filed with the SEC on August 8, 2016).

10.97#	Form Employee Stock Unit Agreement (Performance-Based Conditions) (Forest Plan) (incorporated by reference to Exhibit 99.8 of the Actavis July 1, 2014 S-8).

10.98

Amended and Restated Stockholder Voting Agreement, dated as of August 4, 2015, by and between Allergan plc and the individuals listed therein (incorporated by reference to Exhibit 10.1 to Allergan plc’s Current Report on Form 8-K, filed with the SEC on August 5, 2015)

10.99#

Amended and Restated Employment Agreement, dated August 3, 2015, between Allergan plc and Brenton L. Saunders (incorporated by reference to Exhibit 10.3 to Allergan plc’s Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2015).

10.100#

Amended and Restated Employment Agreement, dated August 3, 2015, between Allergan plc and Paul M. Bisaro (incorporated by reference to Exhibit 10.3 to Allergan plc’s Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2015).

10.101#

Amended and Restated Change of Control Employment Agreement, dated October 29, 2008, between Forest Laboratories, Inc. and William Meury (incorporated by reference to Exhibit 10.19  to Forest Laboratories, Inc.’s Annual Report on Form 10-K, filed with the SEC on May 30, 2014).

Exhibit No.	Description

21.1*	Subsidiaries of the Company.

23.1*	Allergan plc Consent of PricewaterhouseCoopers LLP.

23.2*	Warner Chilcott Limited Consent of PricewaterhouseCoopers LLP.

24.1*	Power of Attorney

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Label Definition Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Exchange Act.
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