Form 10-Q
period 2017-03-31
Allergan plc; Warner Chilcott Ltd
filed 2017-05-09
CIK 1578845, 1620602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Allergan plc	Large accelerated filer	☒	Accelerated filer	☐
	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
	Emerging growth company	☐

Warner Chilcott Limited	Large accelerated filer	☐	Accelerated filer	☐
	Non-accelerated filer (Do not check if a smaller reporting company)	☒	Smaller reporting company	☐
	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Allergan plc	YES ☐	NO ☒
Warner Chilcott Limited	YES ☐	NO ☒

Number of shares of Allergan plc’s Ordinary Shares outstanding on May 3, 2017: 335,867,027. There is no trading market for securities of Warner Chilcott Limited, all of which are indirectly wholly owned by Allergan plc.

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

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

ALLERGAN PLC

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except par value)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$1,092.9	$1,724.0
Marketable securities	7,858.2	11,501.5
Accounts receivable, net	2,542.0	2,531.0
Inventories	904.7	718.0
Prepaid expenses and other current assets	1,302.9	1,383.4
Total current assets	13,700.7	17,857.9
Property, plant and equipment, net	1,659.3	1,611.3
Investments and other assets	283.2	282.1
Non current assets held for sale	27.0	27.0
Deferred tax assets	255.4	233.3
Product rights and other intangibles	62,994.2	62,618.6
Goodwill	47,917.1	46,356.1
Total assets	$126,836.9	$128,986.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,795.4	$5,019.0
Income taxes payable	69.8	57.8
Current portion of long-term debt and capital leases	5,526.4	2,797.9
Total current liabilities	10,391.6	7,874.7
Long-term debt and capital leases	26,223.0	29,970.8
Other long-term liabilities	1,060.5	1,085.0
Other taxes payable	914.5	886.2
Deferred tax liabilities	13,048.5	12,969.1
Total liabilities	51,638.1	52,785.8
Commitments and contingencies (Refer to Note 19)
Equity:
Preferred shares, $0.0001 par value per share, 5.1 million shares authorized, 5.1 million and 5.1 million shares issued and outstanding, respectively	$4,929.7	$4,929.7
Ordinary shares; $0.0001 par value per share; 1,000.0 million shares authorized, 335.6 million and 334.9 million shares issued and outstanding, respectively	-	-
Additional paid-in capital	54,107.1	53,958.9
Retained earnings	15,429.9	18,342.5
Accumulated other comprehensive income / (loss)	721.7	(1,038.4)
Total shareholders’ equity	75,188.4	76,192.7
Noncontrolling interest	10.4	7.8
Total equity	75,198.8	76,200.5
Total liabilities and equity	$126,836.9	$128,986.3

See accompanying Notes to Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Net revenues	$3,572.9	$3,399.3
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	450.4	477.4
Research and development	759.9	403.1
Selling and marketing	869.1	766.8
General and administrative	316.1	329.5
Amortization	1,736.0	1,589.7
In-process research and development impairments	340.0	6.0
Asset sales and impairments, net	7.4	(1.7)
Total operating expenses	4,478.9	3,570.8
Operating (loss)	(906.0)	(171.5)

Interest income	25.3	2.9
Interest (expense)	(289.7)	(332.8)
Other (expense) income, net	(1,922.8)	0.5
Total other (expense), net	(2,187.2)	(329.4)
(Loss) before income taxes and noncontrolling interest	(3,093.2)	(500.9)
(Benefit) for income taxes	(532.1)	(408.7)
Net (loss) from continuing operations, net of tax	(2,561.1)	(92.2)
(Loss) / income from discontinued operations, net of tax	(3.1)	348.6
Net (loss) / income	(2,564.2)	256.4
(Income) attributable to noncontrolling interest	(1.0)	(0.7)
Net (loss) / income attributable to shareholders	(2,565.2)	255.7
Dividends on preferred shares	69.6	69.6
Net (loss) / income attributable to ordinary shareholders	$(2,634.8)	$186.1

(Loss) / income per share attributable to ordinary shareholders - basic:
Continuing operations	$(7.85)	$(0.41)
Discontinued operations	(0.01)	0.88
Net (loss) / income per share - basic	$(7.86)	$0.47
(Loss) / income per share attributable to ordinary shareholders - diluted:
Continuing operations	$(7.85)	$(0.41)
Discontinued operations	(0.01)	0.88
Net (loss) / income per share - diluted	$(7.86)	$0.47

Dividends per ordinary share	$0.70	$-

Weighted average shares outstanding:
Basic	335.1	394.8
Diluted	335.1	394.8

See accompanying Notes to Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME

(Unaudited; in millions)

	Three Months Ended March 31,
	2017	2016
Net (loss) / income	$(2,564.2)	$256.4
Other comprehensive income
Foreign currency translation gains	162.6	542.8
Net impact of other-than-temporary loss on investment in Teva securities	1,599.4	-
Unrealized (losses), net of tax	(1.9)	(20.3)
Total other comprehensive income, net of tax	1,760.1	522.5
Comprehensive (loss) / income	(804.1)	778.9
Comprehensive (income) attributable to noncontrolling interest	(1.0)	(0.7)
Comprehensive (loss) / income attributable to ordinary shareholders	$(805.1)	$778.2

See accompanying Notes to Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities:
Net (loss) / income	$(2,564.2)	$256.4
Reconciliation to net cash provided by operating activities:
Depreciation	41.6	42.1
Amortization	1,736.0	1,592.1
Provision for inventory reserve	23.9	59.2
Share-based compensation	62.7	99.0
Deferred income tax benefit	(712.8)	(519.2)
In-process research and development impairments	340.0	6.0
Loss / (gain) on asset sales and impairments, net	7.4	(1.7)
Net income impact of other-than-temporary loss on investment in Teva securities	1,978.0	-
Amortization of inventory step-up	27.9	42.4
Amortization of deferred financing costs	6.7	10.0
Contingent consideration adjustments, including accretion	30.7	33.6
Other, net	(18.8)	(9.1)
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	53.2	(148.6)
Decrease / (increase) in inventories	(50.5)	(148.5)
Decrease / (increase) in prepaid expenses and other current assets	2.5	14.4
Increase / (decrease) in accounts payable and accrued expenses	(363.7)	31.3
Increase / (decrease) in income and other taxes payable	123.8	(52.2)
Increase / (decrease) in other assets and liabilities	(1.1)	(54.1)
Net cash provided by operating activities	723.3	1,253.1
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(33.2)	(84.9)
Additions to product rights and other intangibles	(346.3)	-
Additions to investments	(6,387.9)	-
Proceeds from sale of investments and other assets	9,655.3	19.0
Proceeds from sales of property, plant and equipment	0.7	12.1
Acquisitions of businesses, net of cash acquired	(2,874.4)	-
Net cash provided by / (used in) investing activities	14.2	(53.8)
Cash Flows From Financing Activities:
Proceeds from borrowings on credit facility and other	-	900.0
Payments on debt, including capital lease obligations and credit facility	(1,015.9)	(854.2)
Proceeds from stock plans	52.6	69.6
Payments of contingent consideration	(76.3)	(32.3)
Repurchase of ordinary shares	(29.5)	(53.2)
Dividends	(305.8)	(69.6)
Net cash (used in) financing activities	(1,374.9)	(39.7)
Effect of currency exchange rate changes on cash and cash equivalents	6.3	5.2
Net (decrease) / increase in cash and cash equivalents	(631.1)	1,164.8
Cash and cash equivalents at beginning of period	1,724.0	1,096.0
Cash and cash equivalents at end of period	$1,092.9	$2,260.8
Supplemental Disclosures of Cash Flow Information
Other income taxes paid, net of refunds	$55.0	$60.2
Cash payments of interest	$420.0	$478.9
Schedule of Non-Cash Investing and Financing Activities:
Dividends accrued	$24.6	$24.0

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$1,090.9	$1,713.2
Marketable securities	7,858.2	11,501.5
Accounts receivable, net	2,542.0	2,531.0
Receivables from Parents	5,124.8	9,289.2
Inventories	904.7	718.0
Prepaid expenses and other current assets	1,299.7	1,382.1
Total current assets	18,820.3	27,135.0
Property, plant and equipment, net	1,659.3	1,611.3
Investments and other assets	283.2	282.1
Non current receivables from Parents	3,964.0	3,964.0
Non current assets held for sale	27.0	27.0
Deferred tax assets	255.3	233.3
Product rights and other intangibles	62,994.2	62,618.6
Goodwill	47,917.1	46,356.1
Total assets	$135,920.4	$142,227.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,766.0	$4,993.3
Payables to Parents	1,481.3	1,372.8
Income taxes payable	69.8	57.8
Current portion of long-term debt and capital leases	5,526.4	2,797.9
Total current liabilities	11,843.5	9,221.8
Long-term debt and capital leases	26,223.0	29,970.8
Other long-term liabilities	1,060.9	1,086.0
Other taxes payable	914.5	886.2
Deferred tax liabilities	13,048.5	12,969.1
Total liabilities	53,090.4	54,133.9
Commitments and contingencies
Equity:
Members' capital	72,935.1	72,935.1
Retained earnings	9,162.8	16,189.0
Accumulated other comprehensive income / (loss)	721.7	(1,038.4)
Total members’ equity	82,819.6	88,085.7
Noncontrolling interest	10.4	7.8
Total equity	82,830.0	88,093.5
Total liabilities and equity	$135,920.4	$142,227.4

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions)

	Three Months Ended March 31,
	2017	2016
Net revenues	$3,572.9	$3,399.3
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	450.4	477.4
Research and development	759.9	403.1
Selling and marketing	869.1	766.8
General and administrative	314.3	314.3
Amortization	1,736.0	1,589.7
In-process research and development impairments	340.0	6.0
Asset sales and impairments, net	7.4	(1.7)
Total operating expenses	4,477.1	3,555.6
Operating (loss)	(904.2)	(156.3)
Non-operating income (expense):
Interest income	51.4	2.9
Interest (expense)	(289.7)	(332.8)
Other (expense) / income, net	(1,922.8)	0.5
Total other (expense), net	(2,161.1)	(329.4)
(Loss) before income taxes and noncontrolling interest	(3,065.3)	(485.7)
(Benefit) for income taxes	(532.1)	(408.7)
Net (loss) from continuing operations, net of tax	(2,533.2)	(77.0)
(Loss) / income from discontinued operations, net of tax	(3.1)	348.6
Net (loss) / income	(2,536.3)	271.6
(Income) attributable to noncontrolling interest	(1.0)	(0.7)
Net (loss) / income attributable to members	$(2,537.3)	$270.9

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME

(Unaudited; in millions)

	Three Months Ended March 31,
	2017	2016
Net (loss) / income	$(2,536.3)	$271.6
Other comprehensive income
Foreign currency translation gains	162.6	542.8
Net impact of other-than-temporary loss on investment in Teva securities	1,599.4	-
Unrealized (losses), net of tax	(1.9)	(20.3)
Total other comprehensive income, net of tax	1,760.1	522.5
Comprehensive (loss) / income	(776.2)	794.1
Comprehensive (income) attributable to noncontrolling interest	(1.0)	(0.7)
Comprehensive (loss) / income attributable to members	$(777.2)	$793.4

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities:
Net (loss) / income	$(2,536.3)	$271.6
Reconciliation to net cash provided by operating activities:
Depreciation	41.6	42.1
Amortization	1,736.0	1,592.1
Provision for inventory reserve	23.9	59.2
Share-based compensation	62.7	99.0
Deferred income tax benefit	(712.8)	(519.2)
In-process research and development impairments	340.0	6.0
Loss / (gain) on asset sales and impairments, net	7.4	(1.7)
Net income impact of other-than-temporary loss on investment in Teva securities	1,978.0	-
Amortization of inventory step up	27.9	42.4
Amortization of deferred financing costs	6.7	10.0
Contingent consideration adjustments, including accretion	30.7	33.6
Other, net	(18.8)	(9.1)
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	53.2	(148.6)
Decrease / (increase) in inventories	(50.5)	(148.5)
Decrease / (increase) in prepaid expenses and other current assets	5.7	14.5
Increase / (decrease) in accounts payable and accrued expenses	(334.3)	18.8
Increase / (decrease) in income and other taxes payable	123.8	(52.2)
Increase / (decrease) in other assets and liabilities, including receivable / payable with Parents	(29.7)	6.2
Net cash provided by operating activities	755.2	1,316.2
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(33.2)	(84.9)
Additions to product rights and other intangibles	(346.3)	-
Additions to investments	(6,387.9)	-
Proceeds from the sale of investments and other assets	9,655.3	19.0
Proceeds from sales of property, plant and equipment	0.7	12.1
Acquisitions of businesses, net of cash acquired	(2,874.4)	-
Net cash provided by / (used in) investing activities	14.2	(53.8)
Cash Flows From Financing Activities:
Proceeds from borrowings on credit facility and other	-	900.0
Payments on debt, including capital lease obligations and credit facility	(1,015.9)	(854.2)
Payments of contingent consideration	(76.3)	(32.3)
Dividend to Parent	(305.8)	(69.6)
Net cash (used in) financing activities	(1,398.0)	(56.1)
Effect of currency exchange rate changes on cash and cash equivalents	6.3	5.2
Net (decrease) / increase in cash and cash equivalents	(622.3)	1,211.5
Cash and cash equivalents at beginning of period	1,713.2	1,036.2
Cash and cash equivalents at end of period	$1,090.9	$2,247.7
Schedule of Non-Cash Investing and Financing Activities:
Non-cash dividends to Parent	$4,203.9	$-

See accompanying Notes to Consolidated Financial Statements

ALLERGAN PLC AND WARNER CHILCOTT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — General

Allergan plc is a global pharmaceutical company and a leader in a new industry model – Growth Pharma.  Allergan is focused on developing, manufacturing and commercializing branded pharmaceutical (“brand”, “branded” or “specialty brand”), device, biologic, surgical and regenerative medicine products for patients around the world. The Company has operations in more than 100 countries. Warner Chilcott Limited is an indirect wholly-owned subsidiary of Allergan plc and has the same principal business activities.

On August 2, 2016 we completed the divestiture of our global generics business and certain other assets to Teva Pharmaceutical Industries Ltd. (“Teva”) (the “Teva Transaction”) in exchange for which we received $33.3 billion in cash, net of cash acquired by Teva, which includes estimated working capital and other contractual adjustments, and 100.3 million unregistered Teva ordinary shares (or American Depository Shares with respect thereto), which approximated $5.0 billion in value using the closing date Teva opening stock price discounted at a rate of 5.9 percent due to the lack of marketability (“Teva Shares”).

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

On October 3, 2016, the Company completed the divestiture of the Anda Distribution business to Teva for $500.0 million. The Anda Distribution business distributes generic, branded, specialty and OTC pharmaceutical products from more than 300 manufacturers to retail independent and chain pharmacies, nursing homes, mail order pharmacies, hospitals, clinics and physician offices across the U.S.

The Company recognized a combined gain on the sale of the Anda Distribution business and the Teva Transaction of $15,932.2 million in the year ended December 31, 2016, as well as deferred liabilities relating to other elements of our arrangements with Teva of $299.2 million.

As a result of the Teva Transaction and the divestiture of the Company’s Anda Distribution business, and in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) number 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, the financial results of the businesses held for sale have been reclassified to discontinued operations for all periods presented in our consolidated financial statements. The results of our discontinued operations include the results of our generic product development, manufacturing and distribution of off-patent pharmaceutical products, certain established international brands marketed similarly to generic products and out-licensed generic pharmaceutical products primarily in Europe through our Medis third-party business through August 2, 2016, as well as our Anda Distribution business through October 3, 2016.

The accompanying consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2016 (“Annual Report”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted from the accompanying consolidated financial statements. The accompanying year end consolidated balance sheet was derived from the audited financial statements included in the Annual Report. The accompanying interim financial statements are unaudited and reflect all adjustments which are in the opinion of management necessary for a fair statement of the Company’s consolidated financial position, results of operations, comprehensive income and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. All intercompany transactions and balances have been eliminated in consolidation. The Company’s results of operations, comprehensive income and cash flows for the interim periods are not necessarily indicative of the results of operations, comprehensive income and cash flows that it may achieve in future periods.

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

	As of March 31, 2017			As of December 31, 2016
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
Cash and cash equivalents	$1,092.9	$1,090.9	$2.0	$1,724.0	$1,713.2	$10.8
Prepaid expenses and other current assets	1,302.9	1,299.7	3.2	1,383.4	1,382.1	1.3
Accounts payable and accrued liabilities	4,795.4	4,766.0	29.4	5,019.0	4,993.3	25.7
Other long-term liabilities	1,060.5	1,060.9	(0.4)	1,085.0	1,086.0	(1.0)

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
General and administrative expenses	$316.1	$314.3	$1.8	$329.5	$314.3	$15.2
Operating (loss)	(906.0)	(904.2)	(1.8)	(171.5)	(156.3)	(15.2)
Total other (expense), net	(2,187.2)	(2,161.1)	(26.1)	(329.4)	(329.4)	-
(Loss) before income taxes and noncontrolling interest	(3,093.2)	(3,065.3)	(27.9)	(500.9)	(485.7)	(15.2)
Net (loss) from continuing operations, net of tax	(2,561.1)	(2,533.2)	(27.9)	(92.2)	(77.0)	(15.2)
Net (loss) / income	(2,564.2)	(2,536.3)	(27.9)	256.4	271.6	(15.2)
Dividends on preferred stock	69.6	-	69.6	69.6	-	69.6
Net (loss) / income attributable to ordinary shareholder/members	(2,634.8)	(2,537.3)	(97.5)	186.1	270.9	(84.8)

The difference between general and administrative expenses in the three months ended March 31, 2017 and 2016 were due to corporate related expenses incurred at Allergan plc as well as transaction costs. Movements in equity are due to historical differences in the results of operations of the companies and differences in equity awards.

As of March 31, 2017 and December 31, 2016, Warner Chilcott Limited had $5.1 billion and $9.3 billion in Receivables from Parent, respectively. As of both March 31, 2017 and December 31, 2016, Warner Chilcott Limited had $4.0 billion in Non-current Receivables from Parent.  These receivables related to intercompany loans between Allergan plc and Allergan Capital S.à.r.l. (formerly known as Actavis Capital S.à.r.l.) and Forest Finance BV, subsidiaries of Warner Chilcott Limited.  These loans are interest-bearing loans with varying term dates.  Total interest income recognized during the three months ended March 31, 2017 and 2016 was $26.1 million and zero million, respectively.

NOTE 3 — Summary of Significant Accounting Policies

The following are interim updates to certain of the policies described in “Note 4” of the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2016 included in the Annual Report.

Reclassifications

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. As a result of implementation of this guidance, the Company reduced previously reported Retained Earnings by $62.4 million and increased previously reported Additional-Paid-In-Capital by $62.4 million. In addition, the Company decreased its net deferred tax liabilities and increased retained earnings by $20.8 million for the tax impact of this change. The Company also revised its presentation of previously reported cash flows by eliminating the presentation of “Excess tax benefit from stock-based compensation” which raised operating cash flows and reduced financing cash flows for the three months ended March 31, 2016 by $34.6 million.

In addition, the Company made certain presentation reclassifications to the quarterly report on Form 10-Q for the period ended March 31, 2016 relating to segment results and guarantor financial statements as a result of the discontinued operations treatment for the Anda Distribution Business.

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

Accounts receivable balances in the Company’s consolidated financial statements are presented net of SRA estimates. SRA balances in accounts receivable were $288.1 million and $287.4 million at March 31, 2017 and December 31, 2016, respectively. SRA balances within accounts payable and accrued expenses were $1,806.0 million and $1,891.4 million at March 31, 2017 and December 31, 2016, respectively. The movements in the SRA reserve balances for continuing operations in the three months ended March 31, 2017 are as follows ($ in millions):

Balance as of December 31, 2016	$2,178.8
Provision to reduce gross product sales to net product sales	1,892.6
Acquired balances in the LifeCell Acquisition	20.1
Payments and other	(1,997.4)
Balance as of March 31, 2017	$2,094.1

The provisions recorded to reduce gross product sales to net product sales, excluding discontinued operations, were as follows ($ in millions):

	Three Months Ended March 31,
	2017	2016
Gross product sales	$5,382.4	$5,009.0
Provisions to reduce gross product sales to net product sales	(1,892.6)	(1,641.6)
Net product sales	$3,489.8	$3,367.4
Percentage of provisions to gross sales	35.2%	32.8%

The increase in provisions to reduce gross product sales to net product sales was attributable primarily to the US business with higher managed care rebates to maintain broad coverage for key brands, an increase in coupon/co-pay participation due to the first quarter high deductible period, and statutory discounts across our product line.

Litigation and Contingencies

The Company is involved in various legal proceedings in the normal course of its business, including product liability litigation, intellectual property litigation, employment litigation and other litigation. Additionally, the Company, in consultation with its counsel, assesses the need to record a liability for contingencies on a case-by-case basis in accordance with FASB Accounting Standards Codification (“ASC”) Topic 450 “Contingencies” (“ASC 450”). For more information on litigation and contingencies, refer to “NOTE 4 – Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2016 and “NOTE 19 — Commitments and Contingencies” in this Quarterly Report.

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

A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following ($ in millions, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Net (loss) / income:
Net (loss) attributable to ordinary shareholders excluding income from discontinued operations, net of tax	$(2,631.7)	$(162.5)
(Loss) / income from discontinued operations, net of tax	(3.1)	348.6
Net (loss) / income attributable to ordinary shareholders	$(2,634.8)	$186.1

Basic weighted average ordinary shares outstanding	335.1	394.8

Basic EPS:
Continuing operations	$(7.85)	$(0.41)
Discontinued operations	$(0.01)	$0.88
Net (loss) / income per share	$(7.86)	$0.47

Dividends per ordinary share	$0.70	$-

Diluted weighted average ordinary shares outstanding	335.1	394.8

Diluted EPS:
Continuing operations	$(7.85)	$(0.41)
Discontinued operations	$(0.01)	$0.88
Net (loss) / income per share	$(7.86)	$0.47

Stock awards to purchase 4.6 million ordinary shares for the three months ended March 31, 2017, were outstanding, but not included in the computation of diluted EPS, because the awards were anti-dilutive. The weighted average impact of ordinary share equivalents of 17.6 million for the three months ended March 31, 2017, which are anticipated to result from the mandatory conversion of the Company’s preferred shares were not included in the calculation of diluted EPS as their impact would be anti-dilutive.

Stock awards to purchase 5.4 million ordinary shares for the three months ended March 31, 2016, were outstanding, but not included in the computation of diluted EPS, because the awards were anti-dilutive for continuing operations and as such the treatment for discontinued operations is also anti-dilutive. The weighted average impact of ordinary share equivalents of 17.6 million for the three months ended March 31, 2016, which are anticipated to result from the mandatory conversion of the Company’s preferred shares, were not included in the calculation of diluted EPS as their impact would be anti-dilutive.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed.  In addition, the amendments also allow only the service cost component to be eligible for capitalization when applicable. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company is evaluating the impact the amendments will have on our financial positions and results of operations.

NOTE 4 — Acquisitions and Other Agreements

2017 Transactions

The following are the significant transactions that were completed in the three months ended March 31, 2017.

Acquisitions

LifeCell Corporation

On February 1, 2017, the Company completed the acquisition of LifeCell Corporation (“LifeCell”), a regenerative medicine company, for $2,883.1 million in cash (the “LifeCell Acquisition”). The acquisition combined LifeCell's novel, regenerative medicines business, including its high-quality and durable portfolio of dermal matrix products, with Allergan's leading portfolio of medical aesthetic products, breast implants and tissue expanders. The acquisition of LifeCell expanded the Company’s portfolio including the promotion of Alloderm® and Strattice®.

Assets Acquired and Liabilities Assumed at Fair Value

The transaction has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. As of March 31, 2017, certain amounts relating to the valuation of tax related matters, intangible assets and gross-to-net deductions have not been finalized. The finalization of these matters may result in changes to goodwill.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date ($ in millions):

Amount
Cash and cash equivalents	$8.7
Accounts receivable	50.8
Inventories	175.4
Property, plant and equipment, net	53.7
Currently marketed products ("CMP") intangible assets	2,010.0
In-process research and development ("IPR&D") intangible assets	10.0
Goodwill	1,469.8
Accounts payable and accrued expenses	(149.6)
Deferred tax liabilities, net	(766.9)
Other	21.2
Net assets acquired	$2,883.1

IPR&D and Intangible Assets

The estimated fair value of the intangible assets, including IPR&D and Customer Relationships was determined using the “income approach,” which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of those asset valuations include the estimated net cash flows for each year for each asset or product (including net revenues, cost of sales, R&D costs, selling and marketing costs, other allocated costs, and working capital/contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the potential regulatory and commercial success risks, competitive trends impacting the asset and each cash flow stream as well as other factors (the “IPR&D and Intangible Asset Valuation Technique”).

The fair value of the acquired intangible assets was determined using the IPR&D and Intangible Asset Valuation Technique. The discount rate used to arrive at the present value for acquired intangible assets was 7.5% to reflect the internal rate of return and incremental commercial uncertainty in the cash flow projections. The discount rate of the acquisition was driven by the life-cycle stage of the products, the advanced nature of IPR&D projects, and IPR&D assets acquired and the therapeutic indication. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results.

The following table identifies the summarized amounts recognized and the weighted average useful lives using the economic benefit of intangible assets ($ in millions):

	Amount recognized as of the acquisition date	Weighted average useful lives (years)
Definite-lived assets
Alloderm®	$1,385.0	6.9
Revolve®	80.0	7.1
Strattice®	320.0	5.1
Artia®	115.0	8.8
Other	10.0	2.8
Total CMP	1,910.0
Customer Relationships	100.0	6.3
Total definite-lived assets	2,010.0
In-process research and development
Other	10.0
Total IPR&D	10.0
Total intangible assets	$2,020.0

Goodwill

Among the reasons the Company acquired LifeCell and the factors that contributed to the preliminary recognition of goodwill was the expansion of the Company’s top product portfolio.  Goodwill from the LifeCell Acquisition of $1,469.8 million was assigned to the US Specialized Therapeutic segment and is non-deductible for tax purposes.

Inventories

The fair value of inventories acquired included an acquisition accounting fair market value step-up of $108.4 million. In the three months ended March 31, 2017, the Company recognized $27.9 million as a component of cost of sales as the inventory acquired was sold to the Company’s customers.

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

Licenses and Other Transactions Accounted for as Asset Acquisitions

Editas Medicine, Inc.

On March 14, 2017, the Company entered into a strategic alliance and option agreement with Editas Medicine, Inc. (“Editas”) for access to early stage, first-in-class eye care programs. Pursuant to the agreement, Allergan made an upfront payment of $90.0 million for the right to license up to five of Editas’ gene-editing programs in eye care, including its lead program for Leber Congenital Amaurosis (“LCA”) currently in pre-clinical development. Under the terms of the agreement, if an option is exercised, Editas is eligible to receive contingent research and development and commercial milestones plus royalties based on net sales.  The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing, as well as the lack of certain other inputs and processes, that the transaction did not qualify as a business. The total upfront payment of $90.0 million was expensed as a component of R&D expense. The future option exercise payments, if any, and any future success based milestones relating to licensed products will be recorded if the corresponding events become probable.

Assembly Biosciences, Inc.

On January 9, 2017 the Company entered into a licensing agreement with Assembly Biosciences, Inc. (“Assembly”) for the worldwide rights to Assembly’s microbiome gastrointestinal development programs. Under the terms of the agreement, the Company made an upfront payment to Assembly of $50.0 million for the exclusive, worldwide rights to develop and commercialize certain development compounds. Additionally, Assembly will be eligible to receive success-based development and commercial milestone payments plus royalties based on net sales. The Company and Assembly will generally share development costs through proof-of-concept (“POC”) studies, and Allergan will assume all post-POC development costs.  The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing as well as the lack of certain other inputs and processes that the transaction did not qualify as a business.  The total upfront payment of $50.0 million was expensed as a component of R&D expense and the future success based milestone payments of up to $2,771.0 million will be recorded if the corresponding events become probable.

Lysosomal Therapeutics, Inc.

On January 9, 2017 the Company entered into a definitive agreement for the option to acquire Lysosomal Therapeutics, Inc. (“LTI”). LTI is focused on innovative small-molecule research and development in the field of neurodegeneration, yielding new treatment options for patients with severe neurological diseases. Under the agreement, Allergan acquired an option right directly from LTI shareholders to acquire LTI for $150.0 million plus future milestone payments following completion of a Phase 1b trial for LTI-291 as well as an upfront research and development payment. The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing, as well as the lack of certain other inputs and processes, that the transaction did not qualify as a business. The aggregate payment of $145.0 million was recorded as a component of R&D expense in the three months ended March 31, 2017.

2016 Transactions

The following are the significant transactions that were completed in the year ended December 31, 2016.

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

Assets Acquired and Liabilities Assumed at Fair Value

The Tobira Acquisition has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date ($ in millions):

Amount
Cash and cash equivalents	$21.3
IPR&D intangible asset	1,357.0
Goodwill	112.7
Indebtedness	(15.9)
Contingent consideration	(479.0)
Deferred tax liabilities, net	(395.9)
Other assets and liabilities	(30.1)
Net assets acquired	$570.1

Contingent Consideration

As part of the Tobira Acquisition, the Company is required to pay the former shareholders of Tobira up to $1,101.3 million based on the timing of certain development, regulatory and commercial milestones, if any.  The Company estimated the fair value of the contingent consideration to be $479.0 million using a probability weighted average approach that considered the possible outcomes of scenarios related to the specified product.

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

Assets held for sale

The Company held for sale certain intangible assets acquired as part of the Vitae Acquisition for an acquisition accounting value of $22.5 million. In the quarter ending June 30, 2017, the Company sold these assets for $22.5 million.

ForSight VISION 5

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

Licenses and Other Transactions Accounted for as Asset Acquisitions

In the year ended December 31, 2016, the following transactions which were entered into and completed, did not qualify as a business.  The conclusion for each transaction was determined based on the stage of development of the specific assets acquired, the lack of acquired employees in the individual transactions and the lack of acquired manufacturing processes, as well as the lack of certain other inputs and processes.  As a result, the initial consideration in these transactions was included as a component of R&D expenses in the year ended December 31, 2016 as follows ($ in millions):

Amount
AstraZeneca license agreement in the three months ended December 31, 2016	$250.0
Motus Therapeutics, Inc. acquisition in the three months ended December 31, 2016	199.5
Chase Pharmaceuticals Corporation acquisition in the three months ended December 31, 2016	122.9
RetroSense Therapeutics, LLC license agreement in the three months ended September 30, 2016	59.7
Akarna Therapeutics, Ltd acquisition in the three months ended September 30, 2016	48.2
Topokine Therapeutics, Inc. acquisition in the three months ended June 30, 2016	85.8
Heptares Therapeutics Ltd. License agreement in the three months ended June 30, 2016	125.0
Anterios, Inc. acquisition in the three months ended March 31, 2016	89.2

2015 Transactions

The following are the significant transactions that were completed in the year ended December 31, 2015.

Acquisitions

Allergan, Inc.

On March 17, 2015, the Company completed the acquisition of Allergan, Inc. (“Legacy Allergan”).  The addition of Legacy Allergan’s therapeutic franchises in ophthalmology, neurosciences and medical aesthetics/dermatology/plastic surgery complemented the Company’s existing central nervous system, gastroenterology, women’s health and urology franchises. The combined company benefited from Legacy Allergan’s global brand equity and consumer awareness of key products, including Botox® and Restasis®. The transaction also expanded our presence and market and product reach across many international markets, with strengthened commercial positions across Canada, Europe, Southeast Asia and other high-value growth markets, including China, India, the Middle East and Latin America.

Inventories

The fair value of inventories acquired included an acquisition accounting fair market value step-up of $923.9 million. In the three months ended March 31, 2016, the Company recognized $21.6 million as a component of cost of sales as the inventory acquired was sold to the Company’s customers.

Acquisition-Related Expenses

As a result of the Allergan acquisition, the Company incurred the following transaction and integration costs in the three months ended March 31, 2017 and 2016, respectively ($ in millions):

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Cost of sales
Stock-based compensation acquired for Legacy Allergan employees	$1.6	$3.1
Acquisition, integration and restructuring related charges	0.6	3.9
Research and development
Stock-based compensation acquired for Legacy Allergan employees	7.9	13.9
Acquisition, integration and restructuring related charges	1.0	2.8
Selling and marketing
Stock-based compensation acquired for Legacy Allergan employees	11.0	20.5
Acquisition, integration and restructuring related charges	(1.0)	5.0
General and administrative
Stock-based compensation acquired for Legacy Allergan employees	4.3	9.9
Acquisition, integration and restructuring related charges	5.3	39.8
Total transaction and integration costs	$30.7	$98.9

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

In October 2016, pursuant to our agreement with Teva, Teva provided the Company with its proposed estimated adjustment to the closing date working capital balance.  The Company disagrees with Teva’s proposed adjustment, and, pursuant to our agreement with Teva, each of the Company’s and Teva’s proposed adjustments will be submitted to arbitration to determine the working capital amount in accordance with GAAP as applied by the Company consistent with past practice. Teva has proposed an adjustment of approximately $1.4 billion, and the final amount of any contractual adjustment as determined in accordance with the arbitration could vary materially from the adjustment calculated by the Company and reflected in our financial statements for discontinued operations.  Any adjustment to the Company’s proceeds from the Teva Transaction could have a material adverse effect on the Company’s results of operations and cash flows.  A timeline respecting the final resolution of the arbitration will be agreed by the parties and the arbitrator, and, as a result, the Company cannot at this time estimate when this dispute will be resolved.

The fair value of Teva Shares owned are recorded within “Marketable securities” on the Company’s Consolidated Balance Sheet. The closing Teva Transaction date opening stock price discounted at a rate of 5.9 percent due to the lack of marketability was used to initially value the shares. During the three months ended March 31, 2017, the Company determined that the decline in value since August 2, 2016 is other-than-temporary.  As a result, the Company impaired the value of its investment by $1,978.0 million in the three months ended March 31, 2017 as a component of other (expense) income.  The determination was made based on the amount of time that the stock price has been below acquisition date value, intentions regarding the potential holding period of the shares, and the materiality of the decline in share price. As of March 31, 2017, the discount rate due to the lack of marketability is 4.9 percent.

On October 3, 2016, the Company completed the divestiture of the Anda Distribution business for $500.0 million.

Financial results of the global generics business and the Anda Distribution business are presented as "(Loss) / Income from discontinued operations, net of tax” on the Consolidated Statements of Operations for the three months ended March 31, 2017 and

2016.  The loss from discontinued operations, net of tax of $(3.1) million in the three months ended March 31, 2017, primarily related to continuing involvement for matters relating to the Teva Transaction.

The following table presents key financial results of the businesses included in "(Loss) / Income from discontinued operations" for the three months ended March 31, 2016 ($ in millions):

Three Months Ended March 31,
2016
Net revenues	$1,651.9
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	986.3
Research and development	112.3
Selling and marketing	141.0
General and administrative	141.5
Amortization	2.4
Total operating expenses	1,383.5
Operating income	268.4
Other (expense) income, net	0.2
(Benefit) for income taxes	(80.0)
Net income from discontinued operations	$348.6

Depreciation and amortization was ceased upon the determination that the held for sale criteria were met, which were the announcement dates of the Teva Transaction and the divestiture of the Anda Distribution business.  The depreciation, amortization and significant operating and investing non-cash items of the discontinued operations were as follows ($ in millions):

Three Months Ended March 31,
2016
Depreciation from discontinued operations	$1.1
Amortization from discontinued operations	2.4
Capital expenditures	35.9
Deferred income tax (benefit)	(104.0)

NOTE 6 – Other (Expense) Income

Other (expense) income consisted of the following ($ in millions):

	Three Months Ended March 31,
	2017	2016
Net income impact of other-than-temporary loss on investment in Teva securities	$(1,978.0)	$-
Dividend income	34.1	-
Naurex recovery	20.0	-
Other income	1.1	0.5
Other (expense) income, net	$(1,922.8)	$0.5

Teva Securities

As described in Note 5, the Company recognized an other-than-temporary impairment on its investment in Teva securities of $1,978.0 million in the three months ended March 31, 2017.

Dividend income

As a result of the Teva Transaction, the Company acquired 100.3 million Teva ordinary shares.  During three months ended March 31, 2017, the Company received dividend income of $34.1 million.

Naurex Recovery

On August 28, 2015, the Company acquired certain products in early stage development of Naurex, Inc. (“Naurex”) in an all-cash transaction, which was accounted for as an asset acquisition (the “Naurex Transaction”).  The Company received a purchase price reduction of $20.0 million in the three months ended March 31, 2017 based on the settlement of an open contract negotiation.

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

Option award plans require options to be granted at the fair value of the shares underlying the options at the date of the grant and generally become exercisable over periods ranging from three to five years. Each option granted expires ten years from the date of the grant. Restricted stock awards are grants that entitle the holder to ordinary shares, subject to certain terms. Restricted stock unit awards are grants that entitle the holder the right to receive an ordinary share, subject to certain terms. Restricted stock and restricted stock unit awards (both time-based vesting and performance-based vesting) generally have restrictions that lapse over a one to four year vesting period. Restrictions generally lapse for non-employee directors after one year. Certain restricted stock units are performance-based awards issued at a target number with the actual number of ordinary shares issued ranging based on achievement of the performance criteria.

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

	2017 Grants	2016 Grants
Dividend yield	1.2%	0%
Expected volatility	27.0%	27.0%
Risk-free interest rate	2.3%	1.3 - 2.4%
Expected term (years)	7.0	7.0 - 7.5

Share-Based Compensation Expense

Share-based compensation expense recognized in the Company’s results of operations for the three months ended March 31, 2017 and 2016 was as follows ($ in millions):

	Three Months Ended March 31,
	2017	2016
Equity based compensation awards	$62.7	$99.0
Total stock-based compensation expense	$62.7	$99.0

Included in the table above is stock-based compensation relating to discontinued operations of $8.2 million for the three months ended March 31, 2016.

Included in the equity-based compensation awards for the three months ended March 31, 2017 and 2016 is the impact of accelerations and step-ups relating to the acquisition accounting treatment of outstanding awards acquired in the Allergan and Forest acquisitions as follows ($ in millions):

	Three Months Ended March 31,
	2017	2016
Allergan Acquisition	$17.4	$34.2
Forest Acquisition	4.6	12.9
Total	$22.0	$47.1

Unrecognized future stock-based compensation expense was $493.1 million as of March 31, 2017, including $84.3 million from the Allergan Acquisition and $15.2 million from the Forest Acquisition. This amount will be recognized as an expense over a remaining weighted average period of 1.9 years. Stock-based compensation is being amortized and charged to operations over the same period as the restrictions are eliminated for the participants, which is generally on a straight-line basis.

Share Activity

The following is a summary of equity award activity for unvested restricted stock and stock units in the period from December 31, 2016 through March 31, 2017:

(in millions, except per share data)	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Grant Date Fair Value
Restricted shares / units outstanding at December 31, 2016	1.5	$251.88	1.6	$388.0
Granted	0.7	239.46		167.6
Vested	(0.3)	(238.55)		(71.6)
Forfeited	(0.1)	(164.55)		(18.2)
Restricted shares / units outstanding at March 31, 2017	1.8	$249.14	1.6	$465.9

The following is a summary of equity award activity for non-qualified options to purchase ordinary shares in the period from December 31, 2016 through March 31, 2017:

(in millions, except per share data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2016	9.0	$113.77	5.9	$861.7
Granted	0.2	239.60
Exercised	(0.5)	(93.23)
Cancelled	(0.1)	(120.02)
Outstanding, vested and expected to vest at March 31, 2017	8.6	$116.68	5.9	$1,055.3

NOTE 8 — Reportable Segments

The Company’s businesses are organized into the following segments: US Specialized Therapeutics, US General Medicine and International. In addition, certain revenues and shared costs, and the results of corporate initiatives, are managed outside of the three segments.

The operating segments are organized as follows:

•

The US Specialized Therapeutics segment includes sales and expenses relating to certain branded products within the U.S., including Medical Aesthetics, Medical Dermatology, Eye Care, Neurosciences and Urology therapeutic products.

•

The US General Medicine segment includes sales and expenses relating to branded products within the U.S. that do not fall into the US Specialized Therapeutics business units, including Central Nervous System, Gastrointestinal, Women’s Health, Anti-Infectives and Diversified Brands.

•	The International segment includes sales and expenses relating to products sold outside the U.S.

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

General and administrative expenses consist mainly of personnel-related costs, facilities costs, transaction costs, insurance, depreciation, litigation costs and professional services costs which are general in nature and attributable to the segment.

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the three months ended March 31, 2017 and 2016 ($ in millions):

	Three Months Ended March 31, 2017
	US Specialized	US General
	Therapeutics	Medicine	International	Total
Net revenues	$1,482.0	$1,345.8	$737.3	$3,565.1

Operating expenses:
Cost of sales(1)	89.2	194.5	100.3	384.0
Selling and marketing	330.4	302.5	209.5	842.4
General and administrative	44.8	40.7	29.9	115.4
Segment Contribution	$1,017.6	$808.1	$397.6	$2,223.3
Contribution margin	68.7%	60.0%	53.9%	62.4%
Corporate				286.0
Research and development				759.9
Amortization				1,736.0
In-process research and development impairments				340.0
Asset sales and impairments, net				7.4
Operating (loss)				$(906.0)
Operating margin				(25.4)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.

	Three Months Ended March 31, 2016
	US Specialized	US General
	Therapeutics	Medicine	International	Total
Net revenues	$1,298.7	$1,453.7	$673.3	$3,425.7

Operating expenses:
Cost of sales(1)	70.7	219.6	99.2	389.5
Selling and marketing	264.6	277.3	187.3	729.2
General and administrative	39.2	42.2	27.6	109.0
Segment Contribution	$924.2	$914.6	$359.2	$2,198.0
Contribution margin	71.2%	62.9%	53.3%	64.2%
Corporate				372.4
Research and development				403.1
Amortization				1,589.7
In-process research and development impairments				6.0
Asset sales and impairments, net				(1.7)
Operating (loss)				$(171.5)
Operating margin				(5.0)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.

The following is a reconciliation of net revenues for the operating segments to the Company’s net revenues for the three months ended March 31, 2017 and 2016 ($ in millions):

	Three Months Ended March 31,
	2017	2016
Segment net revenues	$3,565.1	$3,425.7
Corporate revenues	7.8	(26.4)
Net revenues	$3,572.9	$3,399.3

No country outside of the United States represents ten percent or more of net revenues. The US Specialized Therapeutics and US General Medicine segments are comprised solely of sales within the United States.

The following tables present global net revenues for the top products of the Company for the three months ended March 31, 2017 and 2016 ($ in millions):

	Three Months Ended March 31, 2017
	US Specialized Therapeutics	US General Medicine	International	Corporate	Total
Botox®	$509.4	$-	$204.6	$-	$714.0
Restasis®	308.8	-	13.9	-	322.7
Juvederm Collection **	119.8	-	122.2	-	242.0
Lumigan®/Ganfort®	74.3	-	85.9	-	160.2
Linzess®/Constella®	-	147.6	4.9	-	152.5
Bystolic® /Byvalson®	-	139.8	0.5	-	140.3
Alphagan®/Combigan®	86.4	-	42.3	-	128.7
Namenda XR®	-	122.0	-	-	122.0
Eye Drops	47.8	-	65.3	-	113.1
Lo Loestrin®	-	99.8	-	-	99.8
Breast Implants	54.3	-	37.6	-	91.9
Ozurdex ®	22.5	-	51.1	-	73.6
Estrace® Cream	-	73.4	-	-	73.4
Viibryd®/Fetzima®	-	72.5	0.4	-	72.9
Asacol®/Delzicol®	-	57.6	12.1	-	69.7
Carafate ® /Sulcrate ®	-	58.7	0.7	-	59.4
Alloderm®	54.1	-	1.2	-	55.3
Vraylar™	-	53.6	-	-	53.6
Zenpep®	-	46.5	-	-	46.5
Canasa®/Salofalk®	-	38.3	4.4	-	42.7
Minastrin® 24	-	41.1	-	-	41.1
Aczone®	40.6	-	-	-	40.6
Saphris®	-	37.3	-	-	37.3
Armour Thyroid	-	37.3	-	-	37.3
Viberzi®	-	31.5	-	-	31.5
Teflaro®	-	30.6	-	-	30.6
SkinMedica®	28.0	-	-	-	28.0
Rapaflo®	25.9	-	2.0	-	27.9
Savella®	-	24.3	-	-	24.3
Namzaric®	-	23.6	-	-	23.6
Tazorac®	23.4	-	0.2	-	23.6
Kybella® /Belkyra®	15.1	-	1.5	-	16.6
Latisse®	13.6	-	1.9	-	15.5
Lexapro®	-	13.4	-	-	13.4
Avycaz®	-	11.3	-	-	11.3
Dalvance®	-	9.6	-	-	9.6
Liletta®	-	7.2	-	-	7.2
Enablex®	-	0.9	-	-	0.9
Namenda® IR	-	0.1	-	-	0.1
Other Products Revenues	58.0	167.8	84.6	7.8	318.2
Total Net Revenues	$1,482.0	$1,345.8	$737.3	$7.8	$3,572.9

	Three Months Ended March 31, 2016
	US Specialized Therapeutics	US General Medicine	International	Corporate	Total
Botox®	$455.5	$-	$182.0	$-	$637.5
Restasis®	298.7	-	15.0	-	313.7
Juvederm Collection **	102.7	-	100.1	-	202.8
Lumigan®/Ganfort®	81.5	-	88.1	-	169.6
Linzess®/Constella®	-	137.1	3.8	-	140.9
Bystolic® /Byvalson®	-	163.6	0.4	-	164.0
Alphagan®/Combigan®	84.9	-	41.8	-	126.7
Namenda XR®	-	173.1	-	-	173.1
Eye Drops	40.8	-	67.2	-	108.0
Lo Loestrin®	-	89.3	-	-	89.3
Breast Implants	46.4	-	36.7	-	83.1
Ozurdex ®	19.4	-	41.1	-	60.5
Estrace® Cream	-	80.6	-	-	80.6
Viibryd®/Fetzima®	-	83.3	-	-	83.3
Asacol®/Delzicol®	-	105.9	15.3	-	121.2
Carafate ® /Sulcrate ®	-	61.0	0.5	-	61.5
Vraylar™	-	7.6	-	-	7.6
Zenpep®	-	49.6	-	-	49.6
Canasa®/Salofalk®	-	41.1	4.0	-	45.1
Minastrin® 24	-	79.6	0.8	-	80.4
Aczone®	33.0	-	-	-	33.0
Saphris®	-	41.5	-	-	41.5
Armour Thyroid	-	42.1	-	-	42.1
Viberzi®	-	4.0	-	-	4.0
Teflaro®	-	33.4	-	-	33.4
SkinMedica®	26.6	-	-	-	26.6
Rapaflo®	33.0	-	1.2	-	34.2
Savella®	-	23.7	-	-	23.7
Namzaric®	-	10.3	-	-	10.3
Tazorac®	17.1	-	0.2	-	17.3
Kybella® /Belkyra®	11.3	-	0.5	-	11.8
Latisse®	19.8	-	2.1	-	21.9
Lexapro®	-	18.7	-	-	18.7
Avycaz®	-	8.4	-	-	8.4
Dalvance®	-	6.2	-	-	6.2
Liletta®	-	4.9	-	-	4.9
Enablex®	-	12.8	-	-	12.8
Namenda® IR	-	5.8	-	-	5.8
Other Products Revenues	28.0	170.1	72.5	5.5	276.1
Less product sold through our former Anda Distribution business	n.a.	n.a.	n.a.	(31.9)	(31.9)
Total Net Revenues	$1,298.7	$1,453.7	$673.3	$(26.4)	$3,399.3

**	Sales of fillers including Juvederm, Voluma and other fillers are referred to herein as the “Juvederm Collection.”

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

Inventories consisted of the following ($ in millions):

	March 31,	December 31,
	2017	2016
Raw materials	$316.9	$297.1
Work-in-process	179.6	145.4
Finished goods	494.2	357.7
	990.7	800.2
Less: inventory reserves	86.0	82.2
Total Inventories	$904.7	$718.0

As of March 31, 2017, work-in-process and finished goods included $15.9 million and $64.6 million, respectively, related to the fair-value step-up of acquired inventory as a result of the LifeCell Acquisition.

NOTE 10 — Investments and Other Assets

Investments in marketable securities, other investments and other assets consisted of the following ($ in millions):

	March 31, 2017	December 31, 2016
Marketable securities:
Short-term investments	$4,797.6	$8,062.3
Teva Shares	3,060.6	3,439.2
Total marketable securities	$7,858.2	$11,501.5
Investments and other assets:
Legacy Allergan deferred executive compensation investments	$113.5	$111.7
Equity method investments	12.5	12.8
Cost method investments	15.0	15.0
Other long-term investments	68.4	67.2
Taxes receivable	36.0	36.0
Other assets	37.8	39.4
Total investments and other assets	$283.2	$282.1

Investments in securities, including those classified in cash and cash equivalents due to the maturity term of the instrument, as of March 31, 2017 and December 31, 2016 included the following ($ in millions):

	Investments in Securities as of March 31, 2017:
Level 1	Carrying amount	Unrecognized gain	Unrecognized loss	Estimated fair value	Cash & cash equivalents	Marketable securities
Money market funds	$724.4	$-	$-	$724.4	$724.4	$-
Total	$724.4	$-	$-	$724.4	$724.4	$-

Level 2	Carrying amount	Unrecognized gain	Unrecognized loss	Estimated fair value	Cash & cash equivalents	Marketable securities
Commercial paper	$2,095.8	$0.9	$-	$2,096.7	$-	$2,096.7
Investment in Teva ordinary shares	3,060.6	-	-	3,060.6	-	3,060.6
Certificates of deposit	2,700.9	-	-	2,700.9	-	2,700.9
Total	$7,857.3	$0.9	$-	$7,858.2	$-	$7,858.2

	Investments in Securities as of December 31, 2016:
Level 1	Carrying amount	Unrecognized gain	Unrecognized loss	Estimated fair value	Cash & cash equivalents	Marketable securities
Money market funds	$1,238.9	$-	$-	$1,238.9	$1,238.9	$-
Total	$1,238.9	$-	$-	$1,238.9	$1,238.9	$-

Level 2	Carrying amount	Unrecognized gain	Unrecognized loss	Estimated fair value	Cash & cash equivalents	Marketable securities
Commercial paper	$3,909.7	$0.2	$-	$3,909.9	$-	$3,909.9
Investment in Teva ordinary shares	5,038.6	-	(1,599.4)	3,439.2	-	3,439.2
Certificates of deposit	4,152.4	-	-	4,152.4	-	4,152.4
Total	$13,100.7	$0.2	$(1,599.4)	$11,501.5	$-	$11,501.5

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

Marketable securities and investments consist of available-for-sale investments in money market securities and equity securities of publicly traded companies for which market prices are readily available. Unrealized gains or losses on marketable securities and investments are recorded in accumulated other comprehensive (loss) / income.  Realized gains or losses on marketable securities and investments are recorded in interest income.  The Company’s marketable securities and other long-term investments are classified as available-for-sale and are recorded at fair value based on quoted market prices using the specific identification method. These investments are classified as either current or non-current, as appropriate, in the Company’s consolidated balance sheets.  The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and maturity management.

Excluding the Company’s investment in Teva securities, the Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. See Note 5 for further discussion of the Company’s investment in Teva Shares. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The Company’s policy requires investments to be investment grade with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio.

NOTE 11 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following ($ in millions):

	March 31, 2017	December 31, 2016
Accrued expenses:
Accrued third-party rebates	$1,495.1	$1,595.5
Accrued payroll and related benefits	472.2	581.1
Current portion of contingent consideration obligations	470.4	511.0
Accrued returns	310.9	295.9
Accrued pharmaceutical fees	274.6	221.3
Contractual commitments	271.3	264.9
Interest payable	166.0	294.2
Litigation-related reserves and legal fees	163.4	101.1
Royalties payable	146.8	146.6
Accrued R&D expenditures	117.4	154.0
Accrued severance, retention and other shutdown costs	72.1	86.2
Accrued non-provision taxes	70.7	55.0
Accrued selling and marketing expenditures	50.5	95.9
Dividends payable	24.6	23.2
Other accrued expenses	397.2	368.2
Total accrued expenses	$4,503.2	$4,794.1
Accounts payable	292.2	224.9
Total Accounts Payable and Accrued Expenses	$4,795.4	$5,019.0

NOTE 12 — Goodwill, Product Rights and Other Intangible Assets

The Company’s goodwill by segment consisted of the following ($ in millions):

	US Specialized Therapeutics	US General Medicine	International	Total
Balance as of December 31, 2016	$18,433.2	$21,426.6	$6,496.3	$46,356.1
Additions through acquisitions	1,469.8	-	-	1,469.8
Foreign exchange and other adjustments	-	-	91.2	91.2
Balance as of March 31, 2017	$19,903.0	$21,426.6	$6,587.5	$47,917.1

As of March 31, 2017 and December 31, 2016, the gross balance of goodwill, pre-impairments, was $47,934.4 million and $46,373.4 million, respectively

The following items had a significant impact on goodwill in the three months ended March 31, 2017:

•	An increase in goodwill of $1,469.8 million resulting from the LifeCell Acquisition.

Product rights and other intangible assets consisted of the following ($ in millions):

Cost Basis	Balance as of December 31, 2016	Acquisitions	Impairments	IPR&D to CMP Transfers	Foreign Currency Translation	Balance as of March 31, 2017
Intangibles with definite lives:
Product rights and other related intangibles	$67,801.4	$2,356.3	$-	$833.1	$92.6	$71,083.4
Trade name	690.0	-	-	-	-	690.0
Total definite-lived intangible assets	$68,491.4	$2,356.3	$-	$833.1	$92.6	$71,773.4
Intangibles with indefinite lives:
IPR&D	$8,758.3	$10.0	$(340.0)	$(833.1)	$7.5	$7,602.7
Total indefinite-lived intangible assets	$8,758.3	$10.0	$(340.0)	$(833.1)	$7.5	$7,602.7
Total product rights and related intangibles	$77,249.7	$2,366.3	$(340.0)	$-	$100.1	$79,376.1

Accumulated Amortization	Balance as of December 31, 2016	Amortization	Foreign Currency Translation	Balance as of March 31, 2017
Intangibles with definite lives:
Product rights and other related intangibles	$(14,493.9)	$(1,716.6)	$(14.8)	$(16,225.3)
Trade name	(137.2)	(19.4)	-	(156.6)
Total definite-lived intangible assets	$(14,631.1)	$(1,736.0)	$(14.8)	$(16,381.9)
Total product rights and related intangibles	$(14,631.1)	$(1,736.0)	$(14.8)	$(16,381.9)
Net Product Rights and Other Intangibles	$62,618.6			$62,994.2

The following items had a significant impact on net product rights and other intangibles in the three months ended March 31, 2017:

•	The Company acquired $2,020.0 million of intangible assets in connection with the LifeCell Acquisition;
•

The Company reacquired rights on select licensed products promoted in the Company’s US General Medicine segment in an aggregate value of $334.0 million in the three months ended March 31, 2017.  As part of the rights reacquired, the Company is no longer obligated to pay royalties on the specific products, which increases the Company’s segment gross margin percentage;

•	The Company impaired an IPR&D asset acquired as part of the Warner Chilcott acquisition by $200.0 million as a result of a decline in anticipated market demand;
•

The Company notified Serenity Pharmaceuticals, LLC of its intent to terminate the License, Transfer and Development Agreement for SER-120 (nocturia). As a result of this termination, the Company recorded an impairment of $140.0 million on the IPR&D intangible asset obtained as part of the Allergan acquisition; and

•	The Company reclassified certain intangible assets from IPR&D to CMP primarily related to Juvederm® and Rhofade® upon approval of the products.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights and other related intangibles as of March 31, 2017 over the remainder of 2017 and each of the next five years is estimated to be as follows ($ in millions):

Amortization Expense
2017 remaining	$5,239.4
2018	$6,617.8
2019	$6,544.1
2020	$6,222.3
2021	$5,273.1
2022	$4,854.5

The above amortization expense is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, finalization of preliminary fair value estimates, potential impairments, accelerated amortization or other events.

NOTE 13 — Long-Term Debt and Capital Leases

Total debt and capital leases consisted of the following ($ in millions):

	Balance As of		Fair Market Value As of
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Senior Notes:
Floating Rate Notes
$500.0 million floating rate notes due March 12, 2018 *	$500.0	$500.0	$503.2	$502.5
$500.0 million floating rate notes due March 12, 2020 **	500.0	500.0	511.0	509.4
	1,000.0	1,000.0	1,014.2	1,011.9
Fixed Rate Notes
$1,000.0 million 1.850% notes due March 1, 2017	-	1,000.0	-	1,001.1
$500.0 million 1.300% notes due June 15, 2017	500.0	500.0	499.9	499.7
$1,200.0 million 1.875% notes due October 1, 2017	1,200.0	1,200.0	1,201.3	1,202.5
$3,000.0 million 2.350% notes due March 12, 2018	3,000.0	3,000.0	3,014.0	3,018.0
$250.0 million 1.350% notes due March 15, 2018	250.0	250.0	248.8	248.4
$1,050.0 million 4.375% notes due February 1, 2019	1,050.0	1,050.0	1,093.7	1,090.0
$500.0 million 2.450% notes due June 15, 2019	500.0	500.0	502.6	501.2
$400.0 million 6.125% notes due August 14, 2019	400.0	400.0	435.1	437.7
$3,500.0 million 3.000% notes due March 12, 2020	3,500.0	3,500.0	3,555.4	3,541.8
$650.0 million 3.375% notes due September 15, 2020	650.0	650.0	666.8	663.6
$750.0 million 4.875% notes due February 15, 2021	750.0	750.0	804.7	803.3
$1,200.0 million 5.000% notes due December 15, 2021	1,200.0	1,200.0	1,306.1	1,297.7
$3,000.0 million 3.450% notes due March 15, 2022	3,000.0	3,000.0	3,058.7	3,030.7
$1,700.0 million 3.250% notes due October 1, 2022	1,700.0	1,700.0	1,710.9	1,693.1
$350.0 million 2.800% notes due March 15, 2023	350.0	350.0	340.2	335.6
$1,200.0 million 3.850% notes due June 15, 2024	1,200.0	1,200.0	1,222.1	1,211.7
$4,000.0 million 3.800% notes due March 15, 2025	4,000.0	4,000.0	4,036.1	3,995.6
$2,500.0 million 4.550% notes due March 15, 2035	2,500.0	2,500.0	2,512.2	2,458.5
$1,000.0 million 4.625% notes due October 1, 2042	1,000.0	1,000.0	986.0	967.6
$1,500.0 million 4.850% notes due June 15, 2044	1,500.0	1,500.0	1,527.3	1,496.4
$2,500.0 million 4.750% notes due March 15, 2045	2,500.0	2,500.0	2,515.4	2,466.9
	30,750.0	31,750.0	31,237.3	31,961.1
Total Senior Notes Gross	31,750.0	32,750.0	32,251.5	32,973.0
Unamortized premium	159.5	171.2	-	-
Unamortized discount	(92.9)	(95.8)	-	-
Total Senior Notes Net	31,816.6	32,825.4	32,251.5	32,973.0
Other Indebtedness
Debt Issuance Costs	(137.8)	(144.6)
Other	68.2	85.5
Total Other Borrowings	(69.6)	(59.1)
Capital Leases	2.4	2.4
Total Indebtedness	$31,749.4	$32,768.7

*	Interest on the 2018 floating rate note is three month USD LIBOR plus 1.080% per annum
**	Interest on the 2020 floating rate note is three month USD LIBOR plus 1.255% per annum

Fair market value in the table above is determined in accordance with Fair Value Leveling.

Senior Notes

The $500.0 million 2016 floating rate notes were paid in full at maturity on September 1, 2016 and bore interest at the three-month LIBOR plus 0.875%. Interest on the 2018 Floating Rate Notes and the 2020 Floating Rate Notes is payable quarterly on March 12, June 12, September 12 and December 12 of each year, and began on June 12, 2015.

The Company has issued fixed rate notes over multiple issuances for various business needs. Interest on the various notes is generally payable semi-annually with various payment dates.

The $500.0 million 1.300% senior notes due June 15, 2017 were redeemed and paid in full on April 21, 2017.

Credit Facility Indebtedness

On August 2, 2016, the Company repaid the remaining balances of all outstanding term-loan indebtedness and terminated its then existing revolving credit facility with proceeds from the Teva Transaction. The interest expense on the then outstanding indebtedness in the three months ended March 31, 2016 was $39.3 million.

Annual Debt Maturities

As of March 31, 2017, annual debt maturities were as follows ($ in millions):

Total Payments
2017 remaining	$1,700.0
2018	3,750.0
2019	1,950.0
2020	4,650.0
2021	1,950.0
2022	4,700.0
2023 and after	13,050.0
$31,750.0
Capital leases	2.4
Debt issuance costs	(137.8)
Other short-term borrowings	68.2
Unamortized premium	159.5
Unamortized discount	(92.9)
Total Indebtedness	$31,749.4

Amounts represent total anticipated cash payments assuming scheduled repayments.

NOTE 14 — Other Long-Term Liabilities

Other long-term liabilities consisted of the following ($ in millions):

	March 31,	December 31,
	2017	2016
Acquisition related contingent consideration liabilities	$620.6	$661.1
Long-term pension and post retirement liability	198.4	201.6
Legacy Allergan deferred executive compensation	114.9	111.7
Deferred revenue	38.0	15.7
Product warranties	27.8	28.1
Long-term contractual obligations	24.6	25.3
Long-term severance and restructuring liabilities	14.7	22.0
Other long-term liabilities	21.5	19.5
Total other long-term liabilities	$1,060.5	$1,085.0

NOTE 15 — Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2017 was 17.2% compared to 81.6% for the three months ended March 31, 2016. The effective tax rate for the three months ended March 31, 2017 was favorably impacted by income earned in jurisdictions with tax rates lower than the Irish statutory rate and U.S. losses tax benefited at rates greater than the Irish statutory rate. This was offset by a pre-tax charge for the impairment of the Company’s investment in Teva Shares of $1,978.0 million and the tax impact of amortization of intangible assets, both at rates less than the Irish statutory rate. Additionally, the tax benefit for the three months ended March 31, 2017 included tax benefits of $74.0 million related to the impairment of certain intangible assets and $40.6 million related to the integration of an acquired business.

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

The decrease in the effective tax rate for the period ended March 31, 2017 as compared to the period ended March 31, 2016 is primarily the result of the Teva Shares’ impairment charge for which no tax benefit was recorded.

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

The Company has several concurrent audits open and pending with the Internal Revenue Service (“IRS”) as set forth below:

IRS Audits	Tax Years
Actavis W.C. Holding Inc.	2013 and 2014
Warner Chilcott Corporation	2010, 2011, 2012 and 2013
Forest Laboratories, Inc.	2010, 2011, 2012, 2013 and 2014
Allergan, Inc.	2009, 2010, 2011, 2012 and 2013
Durata Therapeutics, Inc.	2012 and 2014
LifeCell Corporation	2014

NOTE 16 — Shareholders’ Equity

A summary of the changes in shareholders’ equity for the three months ended March 31, 2017 consisted of the following ($ in millions):

Allergan plc
Shareholders’ equity as of December 31, 2016	$76,192.7
Increase in additional paid in capital for share-based compensation plans	62.7
Tax impact of change in accounting for share-based compensation plans	20.8
Net (loss) attributable to shareholders	(2,565.2)
Proceeds from stock plans	52.6
Dividends on ordinary shares	(236.2)
Dividends on preferred shares	(69.6)
Repurchase of ordinary shares	(29.5)
Net impact of other-than-temporary loss on investment in Teva securities	1,599.4
Other comprehensive income	160.7
Shareholders’ equity as of March 31, 2017	$75,188.4

Warner Chilcott Limited
Members' equity as of December 31, 2016	$88,085.7
Tax impact of change in accounting for share-based compensation plans	20.8
Net (loss) attributable to members	(2,537.3)
Dividend to Parent	(4,509.7)
Net impact of other-than-temporary loss on investment in Teva securities	1,599.4
Other comprehensive income	160.7
Members' equity as of March 31, 2017	$82,819.6

Share Repurchase Program

During the year ended December 31, 2016, the Company’s Board of Directors approved a $5.0 billion share repurchase program which was completed in October 2016.  Additionally, the Company’s Board of Directors approved a $10.0 billion accelerated share repurchase program, which was initiated in November 2016. Under the accelerated share repurchase program, the Company received $8.0 billion of repurchased shares during the year ended December 31, 2016. During the year ended December 31, 2016, the Company repurchased a total of 61.6 million ordinary shares under these share repurchase programs.  The amount of shares, if any, to be received from the remaining $2.0 billion of repurchases is subject to the volume weighted average share price over the term of the agreement.  Additionally, a portion of the accelerated share repurchase program is subject to a collar which would set the cap and floor of the share price for the transaction.

Quarterly Dividend

On February 7, 2017, the Board of Directors authorized a quarterly dividend of $0.70 per ordinary share, or $236.2 million in the aggregate, with the first payment on March 28, 2017 made to shareholders of record at the close of business on February 28, 2017.

Preferred Shares

In both the three months ended March 31, 2017 and 2016, the Company paid $69.6 million of dividends on preferred shares.

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

The movements in accumulated other comprehensive income for the three months ended March 31, 2017 were as follows ($ in millions):

	Foreign Currency Translation Items	Unrealized (losses) / gains net of tax	Total Accumulated Other Comprehensive Income / (Loss)
Balance as of December 31, 2016	$534.7	$(1,573.1)	$(1,038.4)
Other comprehensive gain / (loss) before reclassifications into general and administrative	162.6	(1.9)	160.7
Net impact of other-than-temporary loss on investment in Teva securities	-	1,599.4	1,599.4
Total other comprehensive income	162.6	1,597.5	1,760.1
Balance as of March 31, 2017	$697.3	$24.4	$721.7

The movements in accumulated other comprehensive (loss) / income for the three months ended March 31, 2016 were as follows ($ in millions):

	Foreign Currency Translation Items	Unrealized gains net of tax	Total Accumulated Other Comprehensive Income / (Loss)
Balance as of December 31, 2015	$(564.3)	$70.2	$(494.1)
Other comprehensive gain / (loss) before reclassifications into general and administrative	542.8	(20.3)	522.5
Total other comprehensive income / (loss)	542.8	(20.3)	522.5
Balance as of March 31, 2016	$(21.5)	$49.9	$28.4

NOTE 17 — Fair Value Measurement

Assets and liabilities are measured at fair value using Fair Value Leveling or disclosed at fair value on a recurring basis and as of March 31, 2017 and December 31, 2016 consisted of the following ($ in millions):

	Fair Value Measurements as of March 31, 2017 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents *	$724.4	$724.4	$-	$-
Short-term investments	4,797.6	-	4,797.6	-
Deferred executive compensation investments	113.5	90.6	22.9	-
Foreign currency derivatives	0.1	-	0.1	-
Investment in Teva ordinary shares	3,060.6	-	3,060.6	-
Investments and other	95.9	95.9	-	-
Total assets	$8,792.1	$910.9	$7,881.2	$-
Liabilities:
Deferred executive compensation liabilities	$114.9	$92.0	$22.9	$-
Contingent consideration obligations	1,091.0	-	-	1,091.0
Total liabilities	$1,205.9	$92.0	$22.9	$1,091.0

	Fair Value Measurements as of December 31, 2016 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents*	$1,238.9	$1,238.9	$-	$-
Short-term investments	8,062.3	-	8,062.3
Deferred executive compensation investments	111.7	90.5	21.2
Foreign currency derivatives	0.1	-	0.1	-
Investment in Teva ordinary shares	3,439.2	-	3,439.2	-
Investments and other	95.0	95.0	-	-
Total assets	$12,947.2	$1,424.4	$11,522.8	$-
Liabilities:
Deferred executive compensation liabilities	$111.7	$90.5	$21.2	$-
Contingent consideration obligations	1,172.1	-	-	1,172.1
Total liabilities	$1,283.8	$90.5	$21.2	$1,172.1

*	Marketable securities with less than 90 days remaining until maturity are classified as cash equivalents.

Marketable securities and investments consist of available-for-sale investments in money market securities and equity securities for which market prices are readily available. Unrealized gains or losses on marketable securities and investments are recorded in accumulated other comprehensive (loss) / income. Realized gains or losses on marketable securities and investments are recorded in interest income.

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

	Three Months Ended
Expense / (income)	March 31, 2017	March 31, 2016
Cost of sales	$(35.5)	$7.8
Research and development	66.2	25.9
General and administrative	-	0.1
Total	$30.7	$33.8

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2017 and 2016 ($ in millions):

	Balance as of December 31, 2016	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments	Foreign currency translation	Balance as of March 31, 2017
Liabilities:
Contingent consideration obligations	$1,172.1	$-	$(111.8)	$30.7	$-	$1,091.0

	Balance as of December 31, 2015	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments	Foreign currency translation	Balance as of March 31, 2016
Liabilities:
Contingent consideration obligations	$868.0	$-	$(35.3)	$33.8	$(0.9)	$865.6

During the three months ended March 31, 2017, the following activity in contingent consideration obligations was incurred ($ in millions):

	Balance as of December 31, 2016	Acquisitions	Fair Value Adjustments and Accretion	Payments and Other	Balance as of March 31, 2017
Tobira Acquisition	$514.4	$-	$3.2	$-	$517.6
Allergan Acquisition	199.6	-	8.8	(110.0)	98.4
Medicines 360 acquisition	127.5	-	(35.3)	(1.2)	91.0
AqueSys Acquisition	103.9	-	0.7	-	104.6
Oculeve Acquisition	99.5	-	51.0	-	150.5
ForSight Acquisition	65.4	-	0.7	-	66.1
Metrogel acquisition	15.0	-	-	-	15.0
Forest Acquisition	11.0	-	0.7	(0.5)	11.2
Uteron acquisition	8.2	-	-	-	8.2
Other	27.6	-	0.9	(0.1)	28.4
Total	$1,172.1	$-	$30.7	$(111.8)	$1,091.0

NOTE 18 — Business Restructuring Charges

During 2017, activity related to our business restructuring and facility rationalization activities primarily related to the cost optimization initiatives in conjunction with the LifeCell Acquisition, international restructurings and the Allergan Acquisition. Restructuring activities for the three months ended March 31, 2017 were as follows ($ in millions):

	Severance and Retention	Share-Based Compensation	Other	Total
Reserve balance at December 31, 2016	$68.5	$-	$39.7	$108.2
Charged to expense
Cost of sales	0.3	-	-	0.3
Research and development	0.6	-	-	0.6
Selling and marketing	9.7	-	-	9.7
General and administrative	3.8	0.2	7.3	11.3
Total expense	14.4	0.2	7.3	21.9
Cash payments	(18.8)	-	(16.8)	(35.6)
Other reserve impact	(7.5)	(0.2)	-	(7.7)
Reserve balance at March 31, 2017	$56.6	$-	$30.2	$86.8

During the three months ended March 31, 2017 and 2016, the Company recognized restructuring charges of $21.9 million and $16.1 million, respectively.

NOTE 19 — Commitments & Contingencies

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued. As of March 31, 2017, the Company’s consolidated balance sheet includes accrued loss contingencies of approximately $115.0 million.

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

Antitrust Litigation

Asacol® Litigation. Two class action complaints were filed on June 22, 2015, and three more on September 21, 2015, in federal court in Massachusetts on behalf of a putative class of indirect purchasers. In each complaint plaintiffs allege that they paid higher prices for Warner Chilcott’s Asacol® HD and Delzicol® products as a result of Warner Chilcott’s alleged actions preventing or delaying generic competition in the market for Warner Chilcott’s older Asacol® product in violation of U.S. federal antitrust laws and/or state laws. Plaintiffs seek unspecified injunctive relief, treble damages and/or attorneys’ fees. Defendants moved to dismiss the indirect purchasers’ complaint. A hearing was held on the motion to dismiss on May 11, 2016.  On July 20, 2016, the court issued a decision granting the motion in part, dismissing the indirect purchaser plaintiffs’ claims based on purported reverse payments and dismissing several of indirect purchaser plaintiffs’ claims based on state laws. On August 15, 2016, the indirect purchaser plaintiffs filed a second amended complaint.  The Company filed an answer to the second amended complaint on October 4, 2016.  Complaints were also filed on behalf of a putative class of direct purchasers of Asacol® in federal court in New York on April 26, 2016, and on June 29, 2016, in each case making similar allegations to the complaints filed by the indirect purchaser plaintiffs.  Those matters have been consolidated with the indirect purchaser cases in the federal court in Massachusetts.   On October 11, 2016, the Company filed a motion to dismiss the direct purchasers’ consolidated complaint and oral argument on the motion was held on December 16, 2016.  On February 10, 2017, the court issued an order granting in part and denying in part the Company’s motion to dismiss.

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

Doryx® Litigation. In July 2012, Mylan Pharmaceuticals Inc. (“Mylan”) filed a complaint against Warner Chilcott and Mayne Pharma International Pty. Ltd. (“Mayne”) in federal court in Pennsylvania alleging that Warner Chilcott and Mayne prevented or delayed Mylan’s generic competition to Warner Chilcott’s Doryx® products in violation of U.S. federal antitrust laws and tortiously interfered with Mylan’s prospective economic relationships under Pennsylvania state law. In the complaint, Mylan seeks unspecified treble and punitive damages and attorneys’ fees. Warner Chilcott and Mylan filed motions for summary judgment on March 10, 2014. On April 16, 2015, the court issued an order granting Warner Chilcott and Mayne’s motion for summary judgment, denying Mylan’s summary judgment motion and entering judgment in favor of Warner Chilcott and Mayne on all counts. Mylan appealed the district court’s decision to the Third Circuit Court of Appeals.  On September 28, 2016, the Court of Appeals issued its decision and affirmed the ruling of the district court.  On November 30, 2016 the Third Circuit Court of Appeals denied Mylan’s petition for a rehearing en banc.  Mylan declined to file a petition for certiorari with the United States Supreme Court by the due date of April 28, 2017. The Company has reversed all accruals in connection with this matter and considers the matter closed.

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

Namenda® Litigation. On September 15, 2014, the State of New York, through the Office of the Attorney General of the State of New York, filed a lawsuit in the United States District Court for the Southern District of New York alleging that Forest was acting to prevent or delay generic competition to Forest’s immediate-release product Namenda® in violation of federal and New York antitrust laws and committed other fraudulent acts in connection with its commercial plans for Namenda® XR. On December 11, 2014, the district court issued a ruling granting the state’s preliminary injunction motion and issued an injunction on December 15, 2014 which the Court of Appeals for the Second Circuit affirmed on May 22, 2015. Forest and the New York Attorney General reached a settlement on November 24, 2015. On May 29, 2015, a putative class action was filed on behalf of a class of direct purchasers and on June 8, 2015 a similar putative class action was filed on behalf of a class of indirect purchasers. Since that time, additional complaints have been filed on behalf of putative classes of direct and indirect purchasers. The class action complaints make claims similar to those asserted by the New York Attorney General and also include claims that Namenda® patent litigation settlements between Forest and generic companies also violated the antitrust laws. On December 22, 2015, Forest and its co-defendants filed motions to dismiss the pending complaints. On September 13, 2016, the court issued a decision denying the Company’s motion to dismiss.  On

September 27, 2016 the Company filed an answer to the amended complaint. On February 16, 2017 and February 23, 2017, plaintiffs filed motions for summary judgment two of the counts of their complaint.  On March 16, 2017, the Company filed oppositions to the plaintiffs’ summary judgment motions and a cross motion for summary judgment on one count.  The motions were argued before the court on May 5, 2017.

Zymar®/Zymaxid® Litigation. On February 16, 2012, Apotex Inc. and Apotex Corp. filed a complaint in the federal district court in Delaware against Senju Pharmaceuticals Co., Ltd. (“Senju”), Kyorin Pharmaceutical Co., Ltd. (“Kyorin”), and Allergan, Inc.  alleging monopolization in violation of Section 2 of the Sherman Act, conspiracy to monopolize, and unreasonable restraint of trade in the market for gatifloxacin ophthalmic formulations, which includes Allergan Inc.’s ZYMAR® gatifloxacin ophthalmic solution 0.3% and ZYMAXID® gatifloxacin ophthalmic solution 0.5% products. In the complaint, Plaintiffs seek an unspecified amount of treble damages and disgorgement of profits.  Following the court’s denial of Allergan Inc.’s motions to dismiss, Allergan Inc. filed an answer to Apotex’s complaint on June 1, 2015.  On March 27, 2017, the Company and Apotex settled this matter.

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

Commercial Litigation

Celexa®/Lexapro® Class Actions. Forest and certain of its affiliates have been named as defendants in multiple federal court actions relating to the promotion of Celexa® and/or Lexapro® all of which have been consolidated in the Celexa®/Lexapro® MDL proceeding in the federal district court in Massachusetts. On November 13, 2013, an action was filed in federal court in Minnesota which sought to certify a nationwide class of third-party payor entities that purchased Celexa® and Lexapro® for pediatric use. The complaint asserts claims under the federal Racketeer Influenced and Corrupt Organizations (“RICO”) Act, alleging that Forest engaged in an off-label marketing scheme and paid illegal kickbacks to physicians to induce prescriptions of Celexa® and Lexapro®.  Forest moved to dismiss the complaint on December 12, 2014, and the court thereafter issued a ruling dismissing plaintiff’s claims under Minnesota’s Deceptive Trade Practices Act, but denying the remaining portions of the motion. A motion for class certification was filed in February, 2016, and denied on June 2, 2016.  Thereafter, plaintiffs filed a 23(f) petition requesting leave to appeal the denial of class certification which the First Circuit denied on December 7, 2016. On January 19, 2017, plaintiff filed a motion for summary judgment on the Company’s statute of limitation affirmative defense and the Company filed a cross motion for summary judgment on all claims on February 23, 2017.  In addition, plaintiff in this action filed a second motion for class certification on February 28, 2017.

On August 28, 2014, an action was filed in the federal district court in Washington seeking to certify a nationwide class of consumers and subclasses of Washington and Massachusetts consumers that purchased Celexa® and Lexapro® for pediatric use. The complaint asserts claims under the federal RICO statute, alleging that Forest engaged in an off-label marketing scheme and paid illegal kickbacks to physicians to induce prescriptions of Celexa® and Lexapro®.  Forest moved to dismiss the complaint on December 19, 2014. On June 16, 2015, the court issued a ruling on the motion to dismiss, granting it in part and denying it in part. Plaintiffs thereafter filed an amended complaint. Forest moved to dismiss the amended complaint.  On June 9, 2016, the court denied Forest’s motion.  On March 3, 2017, plaintiffs in this action filed a motion for class certification.

Telephone Consumer Protection Act Litigation.  In October 2012, Forest and certain of its affiliates were named as defendants in a putative class action in federal court in Missouri. This suit alleges that Forest and another defendant violated the Telephone Consumer Protection Act (the “TCPA”) and was filed on behalf of a proposed class that includes all persons who, from four years prior to the filing of the action, were sent telephone facsimile messages of material advertising the commercial availability of any property, goods, or services by or on behalf of defendants, which did not display an opt-out notice compliant with a certain regulation promulgated by the FCC. On July 17, 2013, the district court granted Forest’s motion to stay the action pending the administrative proceeding initiated by the pending FCC Petition and a separate petition Forest filed. On October 31, 2015, another class action complaint was filed in Missouri state court against Allergan USA, Inc., Warner Chilcott Corporation and Actavis, Inc., now known as Allergan Finance LLC, alleging violations of the Telephone Consumer Protection Act, the Missouri Consumer Fraud and Protection Act and conversion on behalf of a putative nationwide class of plaintiffs to who defendant Warner Chilcott Corporation sent unsolicited facsimile advertisements. Defendants removed this action to the federal district court for the Western District of Missouri on December 10, 2015 and responded to the complaint on February 8, 2016. On February 17, 2016, plaintiffs voluntarily dismissed defendants Allergan USA, Inc. and Actavis, Inc. from the litigation.

In a related matter, on June 27, 2013, Forest filed a Petition for Declaratory Ruling with the FCC requesting that the FCC find that (1) the faxes at issue in the action complied, or substantially complied with the FCC regulation, and thus did not violate it, or (2) the FCC regulation was not properly promulgated under the TCPA. Warner Chilcott filed a similar petition with the FCC.  On January 31, 2014, the FCC issued a Public Notice seeking comment on Forest’s and several other similar petitions. On October 30, 2014, the FCC issued a final order on the FCC Petition granting Forest and several other petitioners a retroactive waiver of the opt-out notice requirement for all faxes sent with express consent. The litigation plaintiffs, who had filed comments on the January 2014 Public Notice, have appealed the final order to the Court of Appeals for the District of Columbia. Forest and other petitioners have moved to intervene in the appeal seeking review of that portion of the FCC final order addressing the statutory basis for the opt out/express consent portion of the regulation.  Oral argument before the appellate court took place on November 8, 2016.   On March 31, 2017, the Court of Appeals issued a decision which held that the FCC regulation at issue was not properly promulgated under the TCPA.

Prescription Drug Abuse Litigation. The Company has been named as a defendant in three matters relating to the promotion and sale of prescription opioid pain relievers and additional suits may be filed.  On May 21, 2014, the California counties Santa Clara and Orange filed a lawsuit in California state court on behalf of the State of California against several pharmaceutical manufacturers. Plaintiffs named Actavis plc in the suit. The California plaintiffs filed an amended complaint on June 9, 2014. On June 2, 2014, the City of Chicago also filed a complaint in Illinois state court against the same set of defendants, including Actavis plc, that were sued in the California Action. Co-defendants in the action removed the matter to the federal court in Illinois. Both the California and Chicago complaints allege that the manufacturer defendants engaged in a deceptive campaign to promote their products in violation of state and local laws. Each of the complaints seeks unspecified monetary damages, penalties and injunctive relief. Defendants have moved to dismiss the complaints in each action. On May 8, 2015, the court in the Chicago litigation granted the Company’s motion to dismiss the complaint. On August 26, 2015, the City of Chicago filed a second amended complaint. On September 29, 2016, the court in the Chicago litigation granted in part and denied in part defendants’ motion to dismiss the second amended complaint.  On October 25, 2016, Chicago filed a third amended complaint.  On December 15, 2016, the Company moved to dismiss the third amended complaint and filed an answer to the complaint.  In the California action, on August 27, 2015, the court stayed the action based on primary jurisdiction arguments raised in the motions to dismiss. On June 3, 2016, the California plaintiffs filed a motion to lift the stay and a motion for leave to file a third amended complaint.  On July 1, 2016, the Company and co-defendants filed joint oppositions to the California plaintiffs’ motion to lift the stay and motion for leave to file a third amended complaint.  On July 27, 2016, the court ordered the California plaintiffs to file another motion for leave to file an amended complaint along with a proposed amended complaint.  On October 19, 2016, the court in the California litigation lifted the stay in part permitting defendants to challenge the third amended complaint and for the parties to discuss settlement and maintaining the stay in all other respects.  On December 15, 2015, the State of Mississippi filed a lawsuit in Mississippi state court against several pharmaceutical manufacturers.  The Mississippi action parallels the allegations in the California and Chicago matters and seeks monetary and equitable relief.  In March and April 2016, the defendants filed motions to dismiss, stay, and transfer venue in the Mississippi action.  On February 13, 2017, the defendants’ motion to transfer venue was denied.  On March 6, 2017, the defendants filed a petition for permission to appeal interlocutory order denying defendants’ motion to transfer venue with the Mississippi Supreme Court.

Testosterone Replacement Therapy Class Action. On November 24, 2014, the Company was served with a putative class action complaint filed on behalf a class of third party payers in federal court in Illinois. The suit alleges that the Company and other named pharmaceutical defendants violated various laws including the federal RICO statute and state consumer protection laws in connection with the sale and marketing of certain testosterone replacement therapy pharmaceutical products (“TRT Products”), including the Company’s Androderm® product. This matter was filed in the TRT Products Liability MDL, described in more detail below, notwithstanding that it is not a product liability matter. Plaintiff alleges that it reimbursed third parties for dispensing TRT Products to beneficiaries of its insurance policies. Plaintiff seeks to obtain certain equitable relief, including injunctive relief and an order requiring restitution and/or disgorgement, and to recover damages and multiple damages in an unspecified amount. Defendants filed a joint motion to dismiss the complaint, after which plaintiff amended its complaint. Defendants jointly filed a motion to dismiss the amended complaint, which was granted in part and denied in part on February 3, 2016. The Court dismissed plaintiff’s substantive RICO claims against the Company for mail and wire fraud for failure to plead with particularity under Rule 9(b) but granted plaintiffs leave to replead. The court also dismissed plaintiff’s state law statutory claims and common law claims for fraud and unjust enrichment. The Court declined to dismiss plaintiff’s conspiracy claims pursuant to 18 U.S.C. § 1962(d) and its claims for negligent misrepresentation.  Plaintiff filed a Third Amended Complaint on April 7, 2016.  Defendants jointly filed a motion to dismiss the Third Amended Complaint on May 5, 2016.  On August 2, 2016, the court dismissed all claims in the Third Amended Complaint against the Company except plaintiff’s RICO conspiracy claim.  On August 29, 2016, the Company filed a Motion for Reconsideration or, in the alternative, Motion to Certify for Interlocutory Appeal, which the court denied on the September 8, 2016.  Discovery is in the early stages.

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

Xaleron Dispute. On February 5, 2016, Xaleron Pharmaceuticals, Inc. filed a lawsuit against Allergan, Inc. and Actavis, Inc., now known as Allergan Finance, LLC in state court in New York. The complaint, filed on February 26, 2016, alleges the defendants misappropriated Xaleron’s confidential business information and asserts claims for unfair competition, tortious interference with prospective economic advantage and unjust enrichment. The Company filed a motion to dismiss the complaint on April 15, 2016.  On September 13, 2016, the court issued a decision denying the Company’s motion.  Defendants filed an answer to the complaint and the parties are now engaged in discovery.

Zeltiq Shareholder Litigation.  On March 14, 2017, a putative shareholder class action lawsuit was filed against Zeltiq Aesthetics, Inc. and various directors as well as Allergan entities in Delaware federal court.  Plaintiffs allege that Zeltiq’s proxy statement misrepresents material information that is preventing Zeltiq’s shareholders from making a fully informed decision on the proposed sale to Allergan, including failure to disclose GAAP reconciliation of Zeltiq’s non-GAAP projections.  The Allergan entities were named under a supervisory role theory. On March 29, 2017, a similar putative shareholder class action lawsuit was filed in California federal court against Zeltiq Aesthetics, Inc. and various directors seeking a preliminary injunction.  Allergan was not named as a defendant.  Zeltiq filed an amendment to its Definitive Proxy Statement on April 11, 2017, which includes supplemental disclosures that address plaintiffs’ claims.  On the same date, plaintiffs in the California action withdrew their motion for a preliminary injunction.   Defendants anticipate that plaintiffs will dismiss their complaint.

Zeltiq Advertising Litigation.  On April 26, 2017, a putative class action lawsuit was filed against Zeltiq Aesthetics, Inc. in state court in California alleging that Zeltiq misled customers regarding the promotion of its CoolSculpting product and the product’s premarket notification clearance status.  Plaintiffs recently served Zeltiq with the complaint.  The Company has not yet responded to the complaint.

Employment Litigation

In July 2012, Forest was named as defendants in an action brought by certain former company sales representatives and specialty sales representatives in the federal district court in New York. The action is a putative class and collective action, and alleges class claims under Title VII for gender discrimination with respect to pay and promotions, as well as discrimination on the basis of pregnancy, and a collective action claim under the Equal Pay Act. The proposed Title VII gender class includes all current and former female sales representatives employed by the Company throughout the U.S. from 2008 to the date of judgment, and the proposed Title VII pregnancy sub-class includes all current and former female sales representatives who have been, are, or will become pregnant while employed by the Company throughout the U.S. from 2008 to the date of judgment. The proposed Equal Pay Act collective action class includes current, former, and future female sales representatives who were not compensated equally to similarly-situated male employees during the applicable liability period. The Second Amended Complaint also includes non-class claims on behalf of certain of the named Plaintiffs for sexual harassment and retaliation under Title VII, and for violations of the Family and Medical Leave Act. On August 14, 2014, the court issued a decision on the Company’s motion to dismiss, granting it in part and denying it in part, striking the plaintiffs’ proposed class definition and instead limiting the proposed class to a smaller set of potential class members and dismissing certain of the individual plaintiffs’ claims. Plaintiffs filed a motion for conditional certification of an Equal Pay Act collective action on May 22, 2015 which the Company has opposed. On September 2, 2015, the court granted plaintiffs motion to conditionally certify a collective action.  On April 3, 2017, the parties agreed to settle this matter.

Patent Litigation

Patent Enforcement Matters

Amrix®. In August 2014, Aptalis Pharmatech, Inc. (“Aptalis”) and Ivax International GmbH (“Ivax”), Aptalis’s licensee for Amrix, brought an action for infringement of U.S. Patent No. 7,790,199 (the “’199 patent”), and 7,829,121 (the “’121 patent”) in the U.S. District Court for the District of Delaware against Apotex Inc. and Apotex Corp. (collectively “Apotex”). Apotex has notified Aptalis that it has filed an ANDA with the FDA seeking to obtain approval to market a generic version of Amrix before these patents expire. (The ’199 and ’121 patents expire in November 2023.) This lawsuit triggered an automatic stay of approval of Apotex’s ANDA until no earlier than December 27, 2016 (unless there is a final court decision adverse to Plaintiffs sooner, and subject to any other exclusivities, such as a first filer 180 day market exclusivity). A bench trial concluded on November 17, 2015. Post-trial briefing concluded on April 8, 2016. On December 8, 2016, the court entered an order, opinion and judgment in favor of Plaintiffs and against Apotex, that Apotex infringes the asserted claims of the ‘199 and ‘121 patents.  On December 8, 2016, Apotex filed a notice of appeal.  Apotex filed its opening brief on February 15, 2017.  Aptalis and Ivax’s responsive brief is due on May 11, 2017.  On September 29, 2016, Adare Pharmaceuticals, Inc., and Ivax filed suit in U.S. District Court for the District of Delaware against Apotex asserting that Apotex’s generic product will infringe U.S. Patent No. 9,399,025 (the “’025 patent”).  (The ‘025 patent expires in November 2023.).  On March 17, 2017, the district court granted the parties’ joint stipulation to stay the action concerning the ‘025 patent.

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

On May 19, 2016, Sandoz filed an opposed motion for leave to amend its answer and counterclaim seeking to add a count for declaratory judgment of invalidity of the ‘149 Patent. On July 20, 2016, Alcon and Sandoz filed motions for summary judgment of invalidity and non-infringement of claim 4 of the ‘149 Patent, and Allergan filed a motion for summary judgment of infringement of claim 4 of the ‘149 Patent and to preclude Sandoz from re-challenging the validity of that claim. On September 30, 2016, the court denied the parties’ motions for summary judgment.  A bench trial concluded on October 27, 2016. On December 30, 2016, the court entered an opinion and final judgment in favor of Allergan and against Sandoz, that the asserted claims of the ‘149 Patent, and U.S. Patent Numbers 7,320,976 (“‘976 Patent”) and 8,748,425 (the “‘425 Patent”), were not invalid, and that Sandoz infringes the asserted claims of the ‘425 Patent. The court also held in favor of Sandoz and against Allergan, that Sandoz does not infringe the asserted claims of the ‘149 and ‘976 Patents. Sandoz filed a notice of appeal on January 17, 2017, and Allergan filed a notice of cross appeal on January 27, 2017.  On March 1, 2017, Sandoz filed its opening brief and, on April 10, 2017, Allergan filed its responsive brief.  Oral argument has not yet been scheduled.

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

On July 21, 2016, the Plaintiffs filed an answer to Teva’s counterclaim and to Zydus’s counterclaim.  On November 28, 2016, Plaintiffs entered into a settlement agreement with Zydus. Under the terms of the settlement agreement, Zydus may launch its generic version of Delzicol® on March 1, 2020, or earlier under certain circumstances. On January 19, 2017, the Magistrate Judge issued a Report and Recommendation denying Mylan’s motion to dismiss, which was adopted by the district court on February 14, 2017.  On March 31, 2017, Plaintiffs filed a motion to stay the litigation against Teva, and, on April 11, 2017, Plaintiffs filed a motion to dismiss the originally-filed action against Teva for lack of subject matter jurisdiction.  On April 21, 2017, Plaintiffs brought an action for infringement of the ‘180 patent in the United States District Court for the Eastern District of Texas against Teva Pharmaceuticals USA, Inc., which had notified Plaintiffs that, on or before March 9, 2017, it had amended its ANDA seeking to obtain approval to market generic versions of Delzicol®. Teva also notified Plaintiffs that it had submitted to FDA a new paragraph IV certification for the ‘180 patent in connection with its ANDA.

Delzicol® IPR. On November 4, 2016, Mylan Pharmaceuticals Inc. (“Mylan”) filed a petition for Inter Partes Review (“IPR”) with the USPTO regarding U.S. Patent No. 6,649,180 (the “‘180 patent”).  Qualicaps Co., Ltd.’s filed a patent owner preliminary response  on February 17, 2017.

Latisse® III. In December 2014, Allergan and Duke University filed a complaint for declaratory judgment of infringement of U.S. Patent Nos. 8,906,962 (“‘962 Patent”) against Apotex. In January 2015, Allergan and Duke subsequently filed an amended complaint against Apotex to assert infringement of U.S. Patent Number 8,926,953 (“‘953 Patent”). In March 2015, Allergan and Duke filed a second amended complaint asserting only the ‘953 Patent. Apotex filed a motion to dismiss for failure to state a claim with respect to the ‘953 Patent. On August 31, 2015, the court issued an order and judgment dismissing the case with prejudice in favor of Apotex, Sandoz and Akorn on all of Allergan’s claims alleging infringement of the ‘953 patent. In the Sandoz and Akorn matters, the court also declared and adjudged the ‘953 patent invalid as obvious, and collaterally estopped Allergan from asserting the ‘953 patent against Sandoz or Akorn or contesting the invalidity of the ‘953 patent. In late September, the court entered a final judgment that declared and adjudged the claims of the ‘953 patent invalid as obvious and collaterally estopped Allergan from asserting the claims of the ‘953 patent against Apotex and Akorn or contesting the invalidity of the claims of the ‘953 patent. On September 30, 2015, Allergan filed a Notice of Appeal to the Court of Appeals for the Federal Circuit. On October 19, 2015, the U.S. Court of Appeals for the Federal Circuit docketed the appeal filed by Allergan. In March 2016, Allergan filed its opening brief. In June 2016, Akorn, Apotex, Hi-Tech and Sandoz filed their response brief. In July 2016, Allergan filed its reply brief. Sandoz launched “at risk” a generic version of Latisse® in December 2016.  Oral argument was held on February 8, 2017.  On March 17, 2017, the Federal Circuit

affirmed the district court’s opinion on collateral estoppel and invalidity with respect to asserted claims 8, 23 and 26 of the ‘953 patent as applied to Sandoz, but reversed with respect to unasserted claims 1-7, 9-22, and 24-25 of the ‘953 patent.

Linzess®. In October 2016, the Company and Ironwood received Paragraph IV certification notice letters from Teva Pharmaceuticals USA, Inc. (“Teva”) indicating that it had submitted to FDA an ANDA seeking approval to manufacture and sell a generic version of LINZESS® 145 mcg and 290 mcg capsules (“LINZESS”) before the expiration of the nine patents listed in the Orange Book, including U.S. Patent Nos. 7,304,036 (the “‘036 Patent”); 7,371,727 (the “‘727 Patent”); 7,704,947 (the “‘947 Patent”); 7,745,409 (the “‘409 Patent”); 8,080,526 (the “‘526 Patent”); 8,110,553 (the “‘553 Patent”); 8,748,573 (the “‘573 Patent”); 8,802,628 (the “‘628 Patent”); and 8,933,030 (the “‘030 Patent”). In October 2016, the Company and Ironwood also received Paragraph IV certification notice letters from Aurobindo Pharma Ltd. (“Aurobindo”) indicating that it had submitted to FDA an ANDA seeking approval to manufacture and sell a generic version of LINZESS before the expiration of the ‘573, ‘628 and ‘030 Patents. (The ‘727, ‘947, ‘409, ‘526 and ‘553 Patents expire in January 2024; the ‘036 Patent expires in August 2026; and the ‘573, ‘628 and ‘030 Patents expire in 2031.) Teva and Aurobindo claim that the patents discussed in their respective notice letters are invalid, unenforceable and/or would not be infringed.  On November 30, 2016, Forest Laboratories, LLC, Forest Laboratories Holdings, Ltd., Allergan USA, Inc. and Ironwood Pharmaceuticals, Inc. (collectively, “Plaintiffs”), brought an action for infringement of some or all of the ‘036, ‘727, ‘947, ‘409, ‘526, ‘553, ‘573, ‘628 and ‘030 Patents in the U.S. District Court for the District of Delaware against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Sandoz, Inc., Aurobindo Pharma Ltd., and Aurobindo Pharma USA, Inc. This lawsuit triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than February 2020 (unless there is a final court decision adverse to Plaintiffs sooner).  Mylan filed its answer on December 22, 2016.  Teva and Sandoz filed their respective answers and counterclaims on January 20 and January 30, 2017. Aurobindo filed its answer and counterclaims on April 6, 2017.  No schedule has been set.

Namenda XR®. Between January and October 2014, Forest Laboratories, Inc., Forest Laboratories Holdings, Ltd. (collectively, “Forest”) and Merz Pharma and Adamas Pharmaceuticals, Forest’s licensors for Namenda XR® (all collectively, “Plaintiffs”), brought actions for infringement of some or all of U.S. Patent Nos. 5,061,703 (the “‘703 patent”), 8,039,009 (the “‘009 patent”), 8,168,209 (the “‘209 patent”), 8,173,708 (the “‘708 patent”), 8,283,379 (the “‘379 patent”), 8,329,752 (the “‘752 patent”), 8,362,085 (the “‘085 patent”), and 8,598,233 (the “‘233 patent”) in the U.S. District Court for the District of Delaware against Wockhardt, Teva, Sun, Apotex, Anchen, Zydus, Watson, Par, Mylan, Amneal, Ranbaxy, and Amerigen, and related subsidiaries and affiliates thereof. These companies have notified Plaintiffs that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Namenda XR® before these certain patents expire. Including a 6-month pediatric extension of regulatory exclusivity, the ‘703 patent expires in October 2015, the ‘009 patent expires in September 2029, and the ‘209, ‘708, ‘379, ‘752, ‘085, and ‘233 patents expire in May 2026. These lawsuits triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than June 2016 (unless there is a final court decision adverse to Plaintiffs sooner). On June 11, 2014, Mylan filed a motion to dismiss for lack of personal jurisdiction, which the district court denied on March 30, 2015. On December 18, 2014, Ranbaxy filed an IPR before the Patent Trial and Appeal Board, U.S. Patent and Trademark Office, with respect to the ‘085 patent. Adamas filed a preliminary response on April 14, 2015. On May 1, 2015, Forest entered into a settlement agreement with Ranbaxy. On May 15, 2015, the Patent Trial and Appeal Board granted Adamas and Ranbaxy’s joint motion to terminate the case. On October 17, 2014, Forest and Actavis Laboratories FL, Inc. (f/k/a Watson Laboratories, Inc. - Florida) filed a stipulation dismissing their respective claims without prejudice. On November 3, 2014, Plaintiffs entered into a settlement agreement with Wockhardt. Under the terms of the settlement agreement, and subject to review of the settlement terms by the U.S. Federal Trade Commission, Plaintiffs will provide a license to Wockhardt that will permit it to launch its generic version of Namenda XR® as of the date that is the later of (a) two (2) calendar months prior to the expiration date of the last to expire of the ‘703 patent, the ‘209 patent, the ‘708 patent, the ‘379 patent, the ‘752 patent, the ‘085 patent, and the ‘233 patent, including any extensions and/or pediatric exclusivities; or (b) the date that Wockhardt obtains final FDA approval of its ANDA, or earlier in certain circumstances.

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

In June 2016, after reaching an agreement to settle, the parties filed and the court entered a judgment of infringement in favor of Plaintiffs and against Teva regarding the ‘009 patent. On July 26, 2016, the court entered a final judgment of invalidity of claim 1 of the ‘209 patent, claims 1, 6, 10 and 15 of the ‘708 patent, claim 1 of the ‘379 patent, claims 1 and 9 of the ‘752 patent, claims 1 and 7 of the ‘085 patent and claim 1 of the ‘233 patent in favor of Teva. On August 23, 2016, the Company filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit in the actions involving Teva with respect to the district court’s January 5, 2016 claim construction opinion and order, and the July 26, 2016 final judgment of invalidity. On August 24, 2016, the U.S. Court of Appeals for the Federal Circuit docketed the appeal filed by the Company. The Company filed its opening brief on December 8, 2016.  Teva filed its responsive brief on February 1, 2017.  The Company filed its reply brief on March 17, 2017.  Oral argument has not yet been scheduled. The Company believes that its arguments on appeal are substantial and meritorious.  On September 29, 2016, the Company issued a press release following announcement of ANDA approvals, including FDA final approval by Lupin.  If the district court ruling is upheld on appeal to the U.S. Court of Appeals for the Federal Circuit, there is a possibility that generic entry for Namenda XR could occur following an adverse decision.

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

In April 2017, Forest Laboratories, LLC received a Paragraph IV certification notice letter from Macleods Pharmaceuticals, Ltd. (“Macleods”) indicating that it had submitted to FDA an ANDA seeking approval to manufacture and sell a generic version of Namenda XR® before the expiration of the ‘009, ‘209, ‘708, ‘379, ‘752, ‘085, and ‘233 patents.  Macleods claims that these patents are invalid, unenforceable and/or would not be infringed.  The Company is evaluating a patent infringement action in response to this ANDA filing.

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

On November 10, 2016, the Company also brought an action for infringement of the ‘009, ‘291, ‘485, ‘486, and ‘858 patents in the U.S. District Court for the District of Delaware against Apotex Corp and Apotex Inc. (“Apotex”). Apotex has notified Plaintiffs that it has filed an ANDA with the FDA seeking to obtain approval to market generic versions of Namzaric® before these patents expire. This lawsuit triggered an automatic stay of approval of Apotex’s ANDA that expires no earlier than March 2019 (unless there is a final court decision adverse to Plaintiffs sooner). On April 10, 2017, Plaintiffs entered into a settlement agreement with Apotex, and the case was dismissed.

In April 2017, Forest Laboratories, LLC received a Paragraph IV certification notice letter from Macleods Pharmaceuticals, Ltd. (“Macleods”) indicating that it had submitted to FDA an ANDA seeking approval to manufacture and sell generic versions of Namzaric® donepezil and memantine hydrochloride extended release capsules (10 mg/14 mg and 10 mg/28 mg) before the expiration of the ‘009, ‘291, ‘209, ‘708, ‘379, ‘794, ‘752, ‘485, ‘486, ‘085, ‘858 and ‘233 patents.  Macleods claims that these patents are invalid, unenforceable and/or would not be infringed.  The Company is evaluating a patent infringement action in response to this ANDA filing.

Pylera®. On November 18, 2016, Aptalis Pharma Canada ULC, Forest Laboratories, LLC, and Allergan USA, Inc. (collectively, “Allergan”) brought an action for infringement of U.S. Patent No. 6,350,468 (the “‘468 patent”) in the U.S. District Court for the District of Delaware against Par Pharmaceutical, Inc. (“Par”). Par notified Allergan that it filed an ANDA with the FDA seeking to obtain approval to market a generic version of Pylera® before the ‘468 patent expires in December 2018.  This lawsuit triggered an automatic stay of approval of Par’s ANDA until at least the expiration of the ‘468 patent (unless a court issues a decision adverse to Allergan sooner).  On April 17, 2017, Plaintiffs entered into a settlement agreement with Par, and the case was dismissed.

Rapaflo®. On June 17, 2013, Actavis, Inc, now known as Allergan Finance, LLC., Watson Laboratories, Inc., (collectively, “Actavis”) and Kissei Pharmaceutical Co., Ltd. (“Kissei”) sued Hetero USA Inc., Hetero Labs Limited, and Hetero Labs Limited, Unit 3 (collectively, “Hetero”) in the United States District Court for the District of Delaware, alleging that sales of silodosin tablets, a generic version of Actavis’ Rapaflo® tablets, would infringe U.S. Patent No. 5,387,603 (the “‘603 patent”). On June 17, 2013 Actavis and Kissei sued Sandoz Inc. (“Sandoz”) in the United States District Court for the District of Delaware, alleging that sales of Sandoz’s generic version of Rapaflo® would infringe the ‘603 patent. The complaint seeks injunctive relief. On December 22, 2014 the Parties completed a settlement agreement with Hetero. Actavis and Kissei’s lawsuit against Sandoz have been consolidated and remain pending. Pursuant to the provisions of the Hatch-Waxman Act, the FDA is precluded from granting final approval to the generic applicants prior to April 8, 2016.  On April 13, 2017, the Sandoz action was dismissed pursuant to a settlement agreement.

Restasis®. Between August and September 2015, Allergan brought actions for infringement of U.S. Patent Nos. 8,629,111 (the “‘111 patent”), 8,633,162 (the “‘162 patent”), 8,642,556 (the “‘556 patent”), 8,648,048 (the “‘048 patent”), and 8,685,930 (the “‘930 patent”) in the U.S. District Court for the Eastern District of Texas against Akorn, Inc., Apotex, Inc., Mylan Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Inc., InnoPharma, Inc., and Pfizer, Inc., and related subsidiaries and affiliates thereof. On September 14, 2015, Allergan brought an action for infringement of these patents in the U.S. District Court for the District of Delaware against InnoPharma, Inc. and Pfizer, Inc. These companies have notified Allergan that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Restasis® before these patents expire in August 2024. In the Texas actions the District Court granted joint motions to dismiss without prejudice Teva Pharmaceutical Industries Ltd. and Pfizer, Inc., on October 12 and October 22, 2015, respectively. Teva Pharmaceuticals USA, Inc. (“Teva”) and InnoPharma, Inc. (“InnoPharma”) remain defendants in the respective actions. In October 2015, Mylan Pharmaceuticals, Inc. and Mylan, Inc. (“Mylan”) filed a motion to dismiss for lack of personal jurisdiction and improper venue, and for failure to state a claim as to Mylan, Inc.; Teva filed a motion to dismiss for lack of personal jurisdiction and improper venue; Apotex, Inc. and Apotex Corp. (“Apotex”) filed an answer, affirmative defenses and counterclaim; Akorn, Inc. (“Akorn”) filed an answer and counterclaim; and Teva filed an answer, counterclaim and motion to dismiss. Allergan entered into a settlement agreement with Apotex on December 15, 2015. In December 2015, Allergan and Apotex filed a joint stipulation of dismissal and the U.S. District Court granted the Order with respect to the Apotex defendants. In January 2016, the court scheduled a bench trial for August 28, 2017.

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

Restasis® IPR. On June 6, 2016, Allergan, Inc. received notification letters that Inter Partes Review of the USPTO (“IPR”) petitions were filed by Mylan Pharmaceuticals Inc. (“Mylan”) regarding U.S. Patent Nos. 8,629,111 (the “‘111 patent”), 8,633,162 (the “‘162 patent”), 8,642,556 (the “‘556 patent”), 8,648,048 (the “‘048 patent”), 8,685,930 (the “‘930 patent”), and 9,248,191 (the “‘191 patent”), which patents expire on August 27, 2024. Mylan filed the IPR petition on June 3, 2016. On June 23, 2016, Allergan received a notification letter that a IPR petition and motion for joinder was filed by Argentum Pharmaceuticals LLC (“Argentum”) regarding the ’111 patent.  On December 7, 2016, Allergan entered into a settlement agreement with Argentum and Argentum’s petition was withdrawn.  On December 8, 2016, the USPTO granted Mylan’s petitions to institute IPRs with respect to these patents. A hearing is expected on August 17, 2017. On January 6, 2017 each of Akorn, Famy Care and Teva filed, and on January 9, 2017 the USPTO received, IPR petitions with respect to these patents and motions for joinder with the Mylan IPR. On February 6, 2017, Allergan opposed joinder. On March 20, 2017, Allergan filed patent owner responses. The USPTO granted Teva’s and Akorn’s joinder motions on March 31, 2017, and denied Famy Care’s joinder motion on April 27, 2017.

Saphris®. Between September 2014 and May 2015, Forest Laboratories, LLC, and Forest Laboratories Holdings Ltd. (collectively, “Forest”) brought actions for infringement of some or all of U.S. Patent Nos. 5,763,476 (the “‘476 patent”), 7,741,358 (the “‘358 patent”) and 8,022,228 (the “‘228 patent”) in the U.S. District Court for the District of Delaware against Sigmapharm Laboratories, LLC, Hikma Pharmaceuticals, LLC, Breckenridge Pharmaceutical, Inc., Alembic Pharmaceuticals, Ltd. and Amneal Pharmaceuticals, LLC, and related subsidiaries and affiliates thereof. Including a 6-month pediatric extension of regulatory exclusivity, the ‘476 patent expires in December 2020, and the ‘358 and ‘228 patents expire in October 2026. These lawsuits triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than August 13, 2017 (unless a court issues a decision adverse to Forest sooner). On February 3, 2015, the District Court consolidated the then-pending actions for all purposes. On September 30, 2015, the District Court consolidated all pending actions. On March 28, 2016, the court entered Forest and Hikma’s proposed joint stipulation and order of adverse judgment and dismissal of claims related to the ‘358 and ‘228 patents. In April 2016, the court granted the proposed consent judgment of non-infringement and order of dismissal of counterclaims related to the ‘358 and ‘228 patents, as well as a stipulation and order with respect to infringement of Claims 1, 2, and 6 of the ʼ476 patent, between Plaintiffs and Breckenridge. The Court also granted the proposed stipulation of entry and proposed order of adverse judgment and dismissal of counterclaims related to the ʼ358 and ʼ228 patents between Plaintiffs and Sigmapharm. Trial is scheduled to begin in October 2016 with respect to the ‘476 patent, the only remaining patent-in-suit. In April, May and July 2016, the court granted the proposed stipulations and orders of infringement of certain claims of the ‘476 patent as to Hikma, Breckenridge and Alembic. On October 13, 2016, the court stayed trial as to Sigmapharm and extended the 30-month stay as to Sigmapharm.  Trial concluded on November 3, 2016.  The parties filed their opening post-trial briefs on January 23, 2017 and their responsive briefs on March 17, 2017.

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

Viibryd®. In March 2015, Forest Laboratories, LLC, Forest Laboratories Holdings Ltd., (collectively, “Forest”) and Merck KGaA and Merck Patent Gesellschaft Mit Beschränkter Haftung (collectively, “Merck”), Forest’s licensor for Viibryd, brought actions for infringement of U.S. Patent Nos. 7,834,020 (the “‘020 patent”), 8,193,195 (the “‘195 patent”), 8,236,804 (the “‘804 patent”) and 8,673,921 (the “‘921 patent”) in the U.S. District Court for the District of Delaware against Accord Healthcare Inc. (“Accord”), Alembic Pharmaceuticals, Ltd. (“Alembic”), Apotex, Inc. (“Apotex”), InvaGen Pharmaceuticals, Inc. (“InvaGen”), and Teva Pharmaceuticals USA, Inc. (“Teva”), and related subsidiaries and affiliates thereof. These companies have notified Forest and/or Merck that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Viibryd before the ‘020, ‘195, ‘804 and ‘921 patents expire in June 2022. These lawsuits triggered an automatic stay of approval of the applicable ANDAs until July 21, 2018 (unless a court issues a decision adverse to Forest and Merck sooner). On August 24, 2015, the District Court consolidated the actions for all purposes and issued a scheduling order setting a trial date in January 2018. On November 23, 2015, Forest and Merck brought an action for infringement of the ‘020, ‘195, ‘804 and ‘921 patents in the U.S. District Court for the District of Delaware against InvaGen, which matter was consolidated with the earlier-filed action against InvaGen.  On March 29, 2017, the District Court granted plaintiffs and Teva’s joint stipulation to stay the action as to Teva until May 11, 2017, due to the parties’ settlement discussions.  On April 20, 2017, plaintiffs entered into a settlement agreement with Alembic, and the case was dismissed.

Product Liability Litigation

Actonel® Litigation. Warner Chilcott is a defendant in approximately 163 cases and a potential defendant with respect to approximately 370 unfiled claims involving a total of approximately 542 claimants relating to Warner Chilcott’s bisphosphonate prescription drug Actonel®. The claimants allege, among other things, that Actonel® caused them to suffer osteonecrosis of the jaw (“ONJ”), a rare but serious condition that involves severe loss or destruction of the jawbone, and/or atypical fractures of the femur. Warner Chilcott is in the initial stages of discovery in these litigations.  All of the filed cases are in either federal or state courts in the United States, with the exception of one purported product liability class action involving a total of two plaintiffs that was brought against Warner Chilcott in a provincial court in Canada.  The Canadian action alleges, among other things, that Actonel® caused the plaintiffs and the proposed class members who ingested Actonel® to suffer ONJ or other side effects. It is expected that these plaintiffs will seek class certification. Plaintiffs have typically asked for unspecified monetary and injunctive relief, as well as attorneys’ fees. Warner Chilcott is indemnified by Sanofi for certain Actonel claims pursuant to a collaboration agreement relating to the two parties’ co-promotion of the product in the United States and other countries. In addition, Warner Chilcott is also partially indemnified by the Procter & Gamble Company (“P&G”) for ONJ claims that were pending at the time Warner Chilcott acquired P&G’s global pharmaceutical business in October 2009. In May and September 2013, Warner Chilcott entered into two settlement agreements that resolved a majority of the then-existing ONJ-related claims.

AlloDerm Litigation.  LifeCell Corporation is named as a defendant in approximately 350 lawsuits alleging that its biologic mesh product AlloDerm did not perform as intended and caused various injuries.  Plaintiffs allege the product was defectively designed or manufactured and/or did not have proper warnings.  These cases are consolidated in Superior Court of New Jersey, Middlesex County.  Prior to the close of its sale to Allergan, LifeCell mediated the New Jersey cases in December 2016 and negotiated a settlement of its pending New Jersey cases, which was paid by LifeCell on April 19, 2017.  Approximately 320 of the cases have been dismissed, with the balance anticipated to be dismissed pending estate filings.  LifeCell’s insurers participated in the settlement.  Two other cases are pending in Oklahoma and California and discovery is ongoing.

Benicar® Litigation. Forest is named in approximately 1,759 actions involving allegations that Benicar®, a treatment for hypertension that Forest co-promoted with Daiichi Sankyo between 2002 and 2008, caused certain gastrointestinal injuries. Under Forest’s Co-Promotion Agreement, Daiichi Sankyo is defending us in these lawsuits.

Celexa®/Lexapro® Litigation.  Certain Forest entities are defendants in approximately 177 actions alleging that Celexa® or Lexapro® caused various birth defects. Several of the cases involve multiple minor-plaintiffs. The majority of these actions have been consolidated in state court in Missouri. The Company has reached an agreement in principle with plaintiffs to settle five of the pending cases.  There are birth defect cases pending in other jurisdictions, none of which are set for trial.

RepliForm Litigation.  LifeCell Corporation is named as a defendant in approximately 250 cases alleging that its biologic mesh product RepliForm did not perform as intended and caused various injuries.  Plaintiffs allege the product was defectively designed or manufactured and/or did not have proper warnings.  In all of those cases Boston Scientific Corporation, LifeCell’s distributor, has been named as a co-defendant.  In addition, a significant portion of those cases also name another manufacturer as a defendant whose product was implanted at the same time.  All but a few of the cases have been consolidated for centralized management in the Superior Court of Massachusetts, Middlesex County.  The other cases are venued in federal court in West Virginia, and state courts in Delaware and Minnesota.  The cases are still in the early stages of pleadings and discovery has not yet begun.

Testosterone Litigation. Beginning in 2014, a number of product liability suits were filed against Actavis, Inc., now known as Allergan Finance, LLC, and one or more of its former subsidiaries as well as other manufacturers and distributors of testosterone products, for personal injuries including but not limited to cardiovascular events allegedly arising out of the use of Androderm® and AndroGel®, a product that a subsidiary of the Company had co-promoted for another pharmaceutical company defendant. There are approximately 578 currently pending actions which have been consolidated in an MDL in federal court in Illinois. The defendants have responded to the plaintiffs’ master complaint in the MDL. These cases are in the initial stages and discovery is ongoing. The Company anticipates that additional suits will be filed.

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

In April 2014, the federal district court in Massachusetts unsealed a qui tam complaint which asserts claims under the False Claims Act and contains allegations regarding off-label promotion of Namenda®. The Company filed a motion to dismiss the relator’s Second Amended Complaint and the court granted in part and denied in part Forest’s motion, dismissing the False Claims Act conspiracy claim only. While this case is still in its early stages, on October 7, 2016, the Company filed a second motion to dismiss the relator’s Second Amended Complaint based on newly discovered evidence.  On April 28, 2017, the court issued a decision in which it granted the Company’s motion.  The U.S. Attorney’s Office declined to intervene in this action but has reserved the right to do so at a later date.

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

On December 28, 2015, a putative class action complaint was filed in state court in Pennsylvania on behalf of a putative class of private payers. Defendants removed the complaint to the federal court in Pennsylvania.  The complaint alleges that manufacturers of generic drugs, including a subsidiary of Forest Laboratories, Inc. that in the past had marketed generic products, caused plaintiffs to overpay for prescription drug products through the use of inflated AWPs. The complaint alleges violations of the Pennsylvania Unfair Trade Practices and Consumer Protection Law, negligent misrepresentation/fraud, unjust enrichment, civil conspiracy and aiding and abetting. Plaintiffs filed an amended complaint on March 29, 2016.  On May 3, 2016, the court issued an order staying this action.  An additional complaint then was filed in state court in Pennsylvania on behalf an individual indirect purchaser containing similar allegations to the class complaint.  On January 18, 2017, defendants filed a motion to dismiss the complaint.

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

On November 25, 2014, prior to the completion of its merger with Actavis plc (“Actavis”), Allergan, Inc. received a request for documents and information from the United States Securities and Exchange Commission (“SEC”) related to Actavis or Salix Pharmaceuticals, Inc. (“Salix”).  On June 30, 2015, Allergan, Inc. received a subpoena from the SEC requesting documents related to Actavis or Salix.  On June 30, 2015, Actavis received a subpoena from the SEC requesting documents related to Allergan.  In January 2016, the SEC began meeting with current and former employees of Allergan and Actavis and indicated that its review focused on the content of Allergan, Inc.’s disclosures during the pendency of the tender offer by Valeant Pharmaceuticals International for Allergan, Inc.’s common stock. The Company recently reached an agreement with the SEC to resolve the SEC’s review of legacy Allergan’s disclosures during the Valeant tender offer period.  On January 17, 2017, the SEC issued an order instituting cease-and-desist proceedings, making findings, and imposing a cease-and-desist order.

On April 18, 2017, Allergan received a civil investigative demand (“CID”), dated April 12, 2017, from the Department of Justice.  The CID seeks information relating to the Company’s sales and marketing practices of Botox to urology practices.  The Company is cooperating fully with DOJ requests.

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

Lidoderm® Litigation.  On March 30, 2016, the U.S. Federal Trade Commission filed a lawsuit in federal district court in the Eastern District of Pennsylvania against the Company and one of its global generics business subsidiaries, Watson Laboratories, Inc., Endo Pharmaceuticals Inc. and others arising out of patent settlements relating to Lidoderm and Opana ER. The Lidoderm settlement was reached by Endo Pharmaceuticals Inc. and Watson Laboratories, Inc. in May 2012, prior to it’s being affiliated with the Company, and all allegations against the Company and Watson Laboratories, Inc. related to the Lidoderm settlement only.  On October 25, 2016, the FTC voluntarily withdrew its complaint in federal court in Pennsylvania. Similar lawsuits filed by private plaintiffs were already pending in the federal district court in California.  On January 23, 2017, both the FTC and State of California filed complaints against the Watson Laboratories, Endo Pharmaceuticals as well as the Company and its subsidiary Allergan Finance LLC in the same federal court in California alleging violations of federal and state antitrust laws.  The FTC and California complaints contain allegations relating to the Lidoderm settlement only and seek injunctive relief, restitution or disgorgement of profits and, in the California action, statutory penalties.  On January 27, 2017, Allergan Finance LLC filed a declaratory judgment action against the FTC in the same federal district court in the Eastern District of Pennsylvania where the FTC’s original action had been pending.  The court consolidated Allergan Finance’s action with declaratory judgment actions that had already been filed by other parties that were named as defendants in the original FTC action in Pennsylvania and the plaintiffs filed a consolidated, amended complaint on February 14, 2017.   On March 2, 2017, the FTC filed a motion to dismiss the amended complaint. On May 9, 2017, plaintiffs filed a motion for summary judgment. In April 2017, the FTC and State of California’s actions were stayed pending the declaratory judgment action in the Eastern District of Pennsylvania.

Generic Drug Pricing Securities and ERISA Litigation.  On November 4, 2016 a class action was filed by a putative class of Allergan shareholders in federal court in California against the Company and certain of its current and former officers alleging that the Company and certain of its current and former officers made materially false and misleading statements.  The complaint alleges generally that between February 2014 and November 2016, Allergan and certain of its officers made materially false and misleading statements regarding the Company’s internal controls over its financial reporting and failed to disclose that its Actavis generics unit had engaged in illegal, anticompetitive price-fixing with its generic industry peers.  The complaint seeks unspecified monetary damages.  Additional complaints have been filed in other federal district courts.  On February 2, 2017, the actions were consolidated in the federal district court in New Jersey. Plaintiffs filed a consolidated amended complaint on May 1, 2017. On February 14, 2017, a separate complaint was filed in the federal district court in California that is premised on the same alleged underlying conduct that is at issue in the securities litigation but that asserts claims under the Employee Retirement Income Security Act of 1974 (“ERISA).  A similar lawsuit was filed in the federal district court in New Jersey on March 7, 2017.  The ERISA complaints assert claims on behalf of a putative class of individuals who participated in the Company’s retirement plans and seek an unspecified amount of damages and other injunctive relief.

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

Teva Shareholder Derivative Litigation.  On or about February 26, 2017, Allergan plc was named as defendant in a proposed Teva shareholder derivative litigation filed in the Economic Division of the Tel Aviv District Court in Israel.  In order to proceed with the lawsuit, plaintiffs have to secure court approval and have filed a motion seeking such approval.  The lawsuit contains allegations directed at Teva’s board of directors and the approval process needed by Teva to approve the Master Purchase Agreement and also includes claims regarding the amount and form of consideration Teva paid in connection with the Master Purchase Agreement.  The Israeli court recently granted a procedural motion to consolidate a separate action that was filed against Teva only with the action that was filed on February 26th. Pursuant to the court’s order, plaintiffs will file a consolidated motion seeking approval from the court to commence the shareholder derivative suit.

NOTE 20 — Warner Chilcott Limited (“WCL”) Guarantor and Non-Guarantor Condensed Consolidating Financial Information

The following financial information is presented to segregate the financial results of WCL, Allergan Funding SCS (formerly known as Actavis Funding SCS), and Allergan Finance, LLC (the issuers of the long-term notes), the guarantor subsidiaries for the long-term notes and the non-guarantor subsidiaries. The guarantors jointly and severally, and fully and unconditionally, guarantee the Company’s obligation under the long-term notes.

The information includes elimination entries necessary to consolidate the guarantor and the non-guarantor subsidiaries. Investments in subsidiaries are accounted for using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries, equity and intercompany balances and transactions.

WCL, Allergan Capital S.à.r.l. (formerly known as Actavis Capital S.à.r.l.) and Allergan Finance, LLC are guarantors of the long-term notes.

Warner Chilcott Limited has revised its consolidating financial statements as previously presented in Footnote 21 of the March 31, 2016 Quarterly Report on Form 10-Q due to a change in the Company’s legal entity structure and other reclassifications that occurred during the year ended December 31, 2016. As a result, prior period information has been recast to conform to the current period presentation.

The following financial information presents the consolidating balance sheets as of March 31, 2017 and December 31, 2016, the related statement of operations for the three months ended March 31, 2017 and 2016, and the statement of cash flows for the three months ended March 31, 2017 and 2016.

Warner Chilcott Limited

Consolidating Balance Sheets

As of March 31, 2017

(Unaudited; in millions)

Current assets:	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash and cash equivalents	$0.1	$151.6	$-	$-	$939.2	$-	$1,090.9
Marketable securities	-	2,992.7	-	-	4,865.5	-	7,858.2
Accounts receivable, net	-	-	-	-	2,542.0	-	2,542.0
Receivable from Parents	-	4,064.0	-	-	1,060.8	-	5,124.8
Inventories, net	-	-	-	-	904.7	-	904.7
Intercompany receivables	-	25,825.4	6,904.8	84.7	66,238.9	(99,053.8)	-
Prepaid expenses and other current assets	-	5.0	-	52.6	1,242.1	-	1,299.7
Total current assets	0.1	33,038.7	6,904.8	137.3	77,793.2	(99,053.8)	18,820.3
Property, plant and equipment, net	-	-	-	-	1,659.3	-	1,659.3
Investments and other assets	-	-	-	-	283.2	-	283.2
Investment in subsidiaries	82,829.9	88,112.8	-	73,516.8	-	(244,459.5)	-
Non current intercompany receivables	-	28,400.7	19,051.3	-	9,929.5	(57,381.5)	-
Non current receivables from Parents	-	-	-	-	3,964.0	-	3,964.0
Non current assets held for sale	-	-	-	-	27.0	-	27.0
Deferred tax assets	-	-	-	-	255.3	-	255.3
Product rights and other intangibles	-	-	-	-	62,994.2	-	62,994.2
Goodwill	-	-	-	-	47,917.1	-	47,917.1
Total assets	$82,830.0	$149,552.2	$25,956.1	$73,654.1	$204,822.8	$(400,894.8)	$135,920.4

Current liabilities:
Accounts payable and accrued expenses	-	-	69.6	-	4,696.4	-	4,766.0
Intercompany payables	-	53,955.4	2,854.9	9,428.6	32,814.9	(99,053.8)	-
Payable to Parents	-	-	-	-	1,481.3	-	1,481.3
Income taxes payable	-	-	-	-	69.8	-	69.8
Current portion of long-term debt and capital leases	-	-	3,973.9	1,194.3	358.2	-	5,526.4
Total current liabilities	-	53,955.4	6,898.4	10,622.9	39,420.6	(99,053.8)	11,843.5
Long-term debt and capital leases	-	-	19,051.3	3,064.2	4,107.5	-	26,223.0
Other long-term liabilities	-	-	-	-	1,060.9	-	1,060.9
Long-term intercompany payables	-	9,780.5	-	149.0	47,452.0	(57,381.5)	-
Other taxes payable	-	-	-	-	914.5	-	914.5
Deferred tax liabilities	-	-	-	-	13,048.5	-	13,048.5
Total liabilities	-	63,735.9	25,949.7	13,836.1	106,004.0	(156,435.3)	53,090.4
Total equity / (deficit)	82,830.0	85,816.3	6.4	59,818.0	98,818.8	(244,459.5)	82,830.0
Total liabilities and equity	$82,830.0	$149,552.2	$25,956.1	$73,654.1	$204,822.8	$(400,894.8)	$135,920.4

Warner Chilcott Limited

Consolidating Balance Sheets

As of December 31, 2016

($ in millions)

Current assets:	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash and cash equivalents	$0.1	$513.9	$-	$-	$1,199.2	$-	$1,713.2
Marketable securities	-	6,351.8	-	-	5,149.7	-	11,501.5
Accounts receivable, net	-	-	-	-	2,531.0	-	2,531.0
Receivable from Parents	-	4,196.9	-	-	5,092.3	-	9,289.2
Inventories	-	-	-	-	718.0	-	718.0
Intercompany receivables	-	24,348.6	3,343.5	81.6	66,840.8	(94,614.5)	-
Prepaid expenses and other current assets	-	14.2	-	42.7	1,325.2	-	1,382.1
Total current assets	0.1	35,425.4	3,343.5	124.3	82,856.2	(94,614.5)	27,135.0
Property, plant and equipment, net	-	-	-	-	1,611.3	-	1,611.3
Investments and other assets	-	-	-	15.8	266.3	-	282.1
Investment in subsidiaries	88,093.4	89,172.0	-	73,659.3	-	(250,924.7)	-
Non current intercompany receivables	-	27,706.6	22,540.1	-	9,686.6	(59,933.3)	-
Non current receivables from Parents	-	-	-	-	3,964.0	-	3,964.0
Non current assets held for sale	-	-	-	-	27.0	-	27.0
Deferred tax assets	-	-	-	-	233.3	-	233.3
Product rights and other intangibles	-	-	-	-	62,618.6	-	62,618.6
Goodwill	-	-	-	-	46,356.1	-	46,356.1
Total assets	$88,093.5	$152,304.0	$25,883.6	$73,799.4	$207,619.4	$(405,472.5)	$142,227.4
Current liabilities:
Accounts payable and accrued expenses	-	-	208.9	-	4,784.4	-	4,993.3
Intercompany payables	-	55,828.8	1,652.9	9,359.1	27,773.7	(94,614.5)	-
Payable to Parents	-	334.1	-	-	1,038.7	-	1,372.8
Income taxes payable	-	-	-	-	57.8	-	57.8
Current portion of long-term debt and capital leases	-	-	1,478.1	1,197.4	122.4	-	2,797.9
Total current liabilities	-	56,162.9	3,339.9	10,556.5	33,777.0	(94,614.5)	9,221.8
Long-term debt and capital leases	-	-	22,540.1	3,079.0	4,351.7	-	29,970.8
Other long-term liabilities	-	-	-	-	1,086.0	-	1,086.0
Long-term intercompany payables	-	9,537.6	-	149.0	50,246.7	(59,933.3)	-
Other taxes payable	-	-	-	-	886.2	-	886.2
Deferred tax liabilities	-	-	-	-	12,969.1	-	12,969.1
Total liabilities	-	65,700.5	25,880.0	13,784.5	103,316.7	(154,547.8)	54,133.9
Total equity / (deficit)	88,093.5	86,603.5	3.6	60,014.9	104,302.7	(250,924.7)	88,093.5
Total liabilities and equity	$88,093.5	$152,304.0	$25,883.6	$73,799.4	$207,619.4	$(405,472.5)	$142,227.4

Warner Chilcott Limited

Consolidating Statements of Operations

For the Three Months Ended March 31, 2017

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$3,572.9	$-	$3,572.9

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	450.4	-	450.4
Research and development	-	-	-	-	759.9	-	759.9
Selling and marketing	-	-	-	-	869.1	-	869.1
General and administrative	-	-	-	-	314.3	-	314.3
Amortization	-	-	-	-	1,736.0	-	1,736.0
In-process research and development impairments	-	-	-	-	340.0	-	340.0
Asset sales and impairments, net	-	-	-	-	7.4	-	7.4
Total operating expenses	-	-	-	-	4,477.1	-	4,477.1
Operating (loss)	-	-	-	-	(904.2)	-	(904.2)

Non-operating income (expense):
Interest income / (expense), net	-	271.8	3.7	(39.6)	(474.2)	-	(238.3)
Other (expense), net	-	-	-	-	(1,922.8)	-	(1,922.8)
Total other income (expense), net	-	271.8	3.7	(39.6)	(2,397.0)	-	(2,161.1)
Income / (loss) before income taxes and noncontrolling interest	-	271.8	3.7	(39.6)	(3,301.2)	-	(3,065.3)
(Benefit) / provision for income taxes	-	(0.2)	0.9	14.9	(547.7)	-	(532.1)
Losses / (earnings) of equity interest subsidiaries	2,537.3	2,818.2	-	17.3	-	(5,372.8)	-
Net (loss) / income from continuing operations, net of tax	$(2,537.3)	$(2,546.2)	$2.8	$(71.8)	$(2,753.5)	$5,372.8	$(2,533.2)
(Loss) from discontinued operations	-	-	-	-	(3.1)	-	(3.1)
Net (loss) / income	$(2,537.3)	$(2,546.2)	$2.8	$(71.8)	$(2,756.6)	$5,372.8	$(2,536.3)
(Income) attributable to noncontrolling interest	-	-	-	-	(1.0)	-	(1.0)
Net (loss) / income attributable to ordinary shareholders	$(2,537.3)	$(2,546.2)	$2.8	$(71.8)	$(2,757.6)	$5,372.8	$(2,537.3)
Other comprehensive income / (loss)	1,760.1	1,759.0	-	(125.2)	1,760.1	(3,393.9)	1,760.1
Comprehensive (loss) / income	$(777.2)	$(787.2)	$2.8	$(197.0)	$(997.5)	$1,978.9	$(777.2)

Warner Chilcott Limited

Consolidating Statements of Operations

For the Three Months Ended March 31, 2016

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$3,399.3	$-	$3,399.3

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	477.4	-	477.4
Research and development	-	-	-	-	403.1	-	403.1
Selling and marketing	-	-	-	-	766.8	-	766.8
General and administrative	-	0.5	-	8.3	305.5	-	314.3
Amortization	-	-	-	-	1,589.7	-	1,589.7
In process research and development impairments	-	-	-	-	6.0	-	6.0
Asset sales and impairments, net	-	-	-	-	(1.7)	-	(1.7)
Total operating expenses	-	0.5	-	8.3	3,546.8	-	3,555.6
Operating (loss)	-	(0.5)	-	(8.3)	(147.5)	-	(156.3)

Non-operating income (expense):
Interest income / (expense), net	-	481.5	0.2	(39.1)	(772.5)	-	(329.9)
Other income, net	-	-	-	-	0.5	-	0.5
Total other income (expense), net	-	481.5	0.2	(39.1)	(772.0)	-	(329.4)
Income / (loss) before income taxes and noncontrolling interest	-	481.0	0.2	(47.4)	(919.5)	-	(485.7)
Provision / (benefit) for income taxes	-	-	-	7.3	(416.0)	-	(408.7)
(Earnings) / losses of equity interest subsidiaries	(270.9)	202.0	-	(344.0)	-	412.9	-
Net income / (loss) from continuing operations, net of tax	$270.9	$279.0	$0.2	$289.3	$(503.5)	$(412.9)	$(77.0)
Income from discontinued operations	-	-	-	-	348.6	-	348.6
Net income / (loss)	$270.9	$279.0	$0.2	$289.3	$(154.9)	$(412.9)	$271.6
(Income) attributable to noncontrolling interest	-	-	-	-	(0.7)	-	(0.7)
Net income / (loss) attributable to ordinary shareholders	$270.9	$279.0	$0.2	$289.3	$(155.6)	$(412.9)	$270.9
Other comprehensive income / (loss)	522.5	600.9	-	-	522.5	(1,123.4)	522.5
Comprehensive income / (loss)	$793.4	$879.9	$0.2	$289.3	$366.9	$(1,536.3)	$793.4

Warner Chilcott Limited

Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2017

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net (loss) / income	$(2,537.3)	$(2,546.2)	$2.8	$(71.8)	$(2,756.6)	$5,372.8	$(2,536.3)
Reconciliation to net cash provided by operating activities:
Losses / (earnings) of equity interest subsidiaries	2,537.3	2,818.2	-	17.3	-	(5,372.8)	-
Depreciation	-	-	-	-	41.6	-	41.6
Amortization	-	-	-	-	1,736.0	-	1,736.0
Provision for inventory reserve	-	-	-	-	23.9	-	23.9
Share-based compensation	-	-	-	-	62.7	-	62.7
Deferred income tax benefit	-	-	-	-	(712.8)	-	(712.8)
In-process research and development impairments	-	-	-	-	340.0	-	340.0
Loss on asset sales and impairments, net	-	-	-	-	7.4	-	7.4
Net income impact of other-than-temporary loss on investment in Teva securities	-	-	-	-	1,978.0	-	1,978.0
Amortization of inventory step up	-	-	-	-	27.9	-	27.9
Amortization of deferred financing costs	-	5.7	-	1.0	-	-	6.7
Contingent consideration adjustments, including accretion	-	-	-	-	30.7	-	30.7
Dividends from subsidiaries	305.8	-	-	-	-	(305.8)	-
Other, net	-	(10.0)	-	-	(8.8)	-	(18.8)
Changes in assets and liabilities (net of effects of acquisitions)	-	(2,139.5)	(2.8)	53.5	1,857.0	-	(231.8)
Net cash provided by / (used in) operating activities	305.8	(1,871.8)	-	-	2,627.0	(305.8)	755.2
Cash Flows From Investing Activities:
Additions to property plant and equipment	-	-	-	-	(33.2)	-	(33.2)
Additions to product rights and other intangibles	-	-	-	-	(346.3)	-	(346.3)
Additions to investments	-	(3,989.6)	-	-	(2,398.3)	-	(6,387.9)
Proceeds from sale of investments and other assets	-	6,499.1	-	-	3,156.2	-	9,655.3
Proceeds from sales of property, plant and equipment	-	-	-	-	0.7	-	0.7
Acquisitions of business, net of cash acquired	-	-	-	-	(2,874.4)	-	(2,874.4)
Net cash provided by / (used in) investing activities	-	2,509.5	-	-	(2,495.3)	-	14.2
Cash Flows From Financing Activities:
Payments on debt, including capital lease obligations	-	(1,000.0)	-	-	(15.9)	-	(1,015.9)
Payments of contingent consideration	-	-	-	-	(76.3)	-	(76.3)
Dividends to Parent	(305.8)	-	-	-	(305.8)	305.8	(305.8)
Net cash (used in) / provided by financing activities	(305.8)	(1,000.0)	-	-	(398.0)	305.8	(1,398.0)
Effect of currency exchange rate changes on cash and cash equivalents	-	-	-	-	6.3	-	6.3
Net (decrease) in cash and cash equivalents	-	(362.3)	-	-	(260.0)	-	(622.3)
Cash and cash equivalents at beginning of period	0.1	513.9	-	-	1,199.2	-	1,713.2
Cash and cash equivalents at end of period	$0.1	$151.6	$-	$-	$939.2	$-	$1,090.9

Warner Chilcott Limited

Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2016

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net income / (loss)	$270.9	$279.0	$0.2	$289.3	$(154.9)	$(412.9)	$271.6
Reconciliation to net cash provided by operating activities:
(Earnings) / losses of equity interest subsidiaries	(270.9)	202.0	-	(344.0)	-	412.9	-
Depreciation	-	-	-	0.5	41.6	-	42.1
Amortization	-	-	-	-	1,592.1	-	1,592.1
Provision for inventory reserve	-	-	-	-	59.2	-	59.2
Share-based compensation	-	-	-	-	99.0	-	99.0
Deferred income tax benefit	-	-	-	-	(519.2)	-	(519.2)
In-process research and development impairments	-	-	-	-	6.0	-	6.0
(Gain) on asset sales and impairments, net		-	-	-	(1.7)		(1.7)
Amortization of inventory step-up	-	-	-	-	42.4	-	42.4
Amortization of deferred financing costs	-	1.8	6.1	-	2.1	-	10.0
Contingent consideration adjustments, including accretion	-	-	-	-	33.6	-	33.6
Dividends from subsidiaries	69.6	-	-	-	-	(69.6)	-
Other, net	-	-	-	-	(9.1)	-	(9.1)
Changes in assets and liabilities (net of effects of acquisitions)	0.1	(834.5)	(6.3)	54.5	476.4	-	(309.8)
Net cash provided by / (used in) operating activities	69.7	(351.7)	-	0.3	1,667.5	(69.6)	1,316.2
Cash Flows From Investing Activities:
Additions to property plant and equipment	-	-	-	(1.1)	(83.8)	-	(84.9)
Proceeds from sale of investments and other assets	-	-	-	-	19.0	-	19.0
Proceeds from sales of property, plant and equipment	-	-	-	-	12.1	-	12.1
Net cash (used in) investing activities	-	-	-	(1.1)	(52.7)	-	(53.8)
Cash Flows From Financing Activities:
Proceeds from borrowings on credit facility	-	900.0	-	-	-	-	900.0
Payments on debt, including capital lease obligations	-	(532.0)	-	-	(322.2)	-	(854.2)
Payments of contingent consideration	-	-	-	-	(32.3)	-	(32.3)
Dividends to Parent	(69.6)	-	-	-	(69.6)	69.6	(69.6)
Net cash (used in) / provided by financing activities	(69.6)	368.0	-	-	(424.1)	69.6	(56.1)
Effect of currency exchange rate changes on cash and cash equivalents	-	-	-	-	5.2	-	5.2
Net increase / (decrease) in cash and cash equivalents	0.1	16.3	-	(0.8)	1,195.9	-	1,211.5
Cash and cash equivalents at beginning of period	-	13.5	-	2.0	1,020.7	-	1,036.2
Cash and cash equivalents at end of period	$0.1	$29.8	$-	$1.2	$2,216.6	$-	$2,247.7

NOTE 21 — Subsequent Events

ZELTIQ® Aesthetics, Inc.

On April 28, 2017 the Company completed the acquisition of ZELTIQ® Aesthetics, Inc. (“ZELTIQ”) for a price of $56.50 per share, or approximately $2.4 billion. ZELTIQ is focused on developing and commercializing products utilizing its proprietary controlled-cooling technology platform.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and the results of operations should be read in conjunction with the “Consolidated Financial Statements” and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “Annual Report”). This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under “Risk Factors” in our Annual Report, and elsewhere in this Quarterly Report.

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

Overview

Allergan plc is a global pharmaceutical company and a leader in a new industry model – Growth Pharma.  Allergan is focused on developing, manufacturing and commercializing branded pharmaceutical (“brand”, “branded” or “specialty brand”), device, biologic, surgical and regenerative medicine products for patients around the world. The Company has operations in more than 100 countries. Warner Chilcott Limited is an indirect wholly-owned subsidiary of Allergan plc and has the same principal business activities.

On August 2, 2016 we completed the divestiture of our global generics business and certain other assets  to Teva Pharmaceutical Industries Ltd. (“Teva”) (the “Teva Transaction”) in exchange for which we received $33.3 billion in cash, net of cash acquired by Teva, which includes estimated working capital and other contractual adjustments, and 100.3 million unregistered Teva ordinary shares (or American Depository Shares with respect thereto), which approximated $5.0 billion in value using the closing date Teva opening stock price discounted at a rate of 5.9 percent due to the lack of marketability.

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

On October 3, 2016, the Company completed the divestiture of the Anda Distribution business to Teva for $500.0 million. The Anda Distribution business distributes generic, branded, specialty and OTC pharmaceutical products from more than 300 manufacturers to retail independent and chain pharmacies, nursing homes, mail order pharmacies, hospitals, clinics and physician offices across the U.S.

The Company recognized a combined gain on the sale of the Anda Distribution business and the Teva Transaction of $15,932.2 million in the year ended December 31, 2016, as well as deferred liabilities relating to other elements of our arrangements with Teva of $299.2 million.

As a result of the Teva Transaction and the divestiture of the Company’s Anda Distribution business, and in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) number 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, the financial results of the businesses held for sale have been reclassified to discontinued operations for all periods presented in our consolidated financial statements. The results of our discontinued operations include the results of our generic product development, manufacturing and distribution of off-patent pharmaceutical products, certain established international brands marketed similarly to generic products and out-licensed generic pharmaceutical products primarily in Europe through our Medis third-party business through August 2, 2016, as well as our Anda Distribution business through October 3, 2016.

2017 Transactions

The following are the material transactions that were completed in the three months ended March 31, 2017.

Acquisitions

LifeCell Corporation

On February 1, 2017, the Company completed the acquisition of LifeCell Corporation (“LifeCell”), a regenerative medicine company, for $2,883.1 million in cash (the “LifeCell Acquisition”). The acquisition combined LifeCell's novel, regenerative medicines business, including its high-quality and durable portfolio of dermal matrix products with the Company’s leading portfolio of medical aesthetics, breast implants and tissue expanders. The acquisition of LifeCell expanded the Company’s portfolio including the promotion of Alloderm® and Strattice®.

Licenses and Other Transactions Accounted for as Asset Acquisitions

Editas Medicine, Inc.

On March 14, 2017, the Company entered into a strategic alliance and option agreement with Editas Medicine, Inc. (“Editas”) for access to early stage, first-in-class eye care programs. Pursuant to the agreement, Allergan made an upfront payment of $90.0 million for the right to license up to five of Editas’ gene-editing programs in eye care, including its lead program for Leber Congenital Amaurosis (“LCA”) currently in pre-clinical development. Under the terms of the agreement, if an option is exercised, Editas is eligible to receive contingent research and development and commercial milestones plus royalties based on net sales.  The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing, as well as the lack of certain other inputs and processes, that the transaction did not qualify as a business. The total upfront payment of $90.0 million was expensed as a component of R&D expense. The future option exercise payments, if any, and any future success based milestones relating to the licensed products will be recorded if the corresponding events become probable.

Assembly Biosciences, Inc.

On January 9, 2017 the Company entered into a licensing agreement with Assembly Biosciences, Inc. (“Assembly”) for the worldwide rights to Assembly’s microbiome gastrointestinal development programs. Under the terms of the agreement, Allergan made an upfront payment to Assembly of $50.0 million for the exclusive, worldwide rights to develop and commercialize certain development compounds. Additionally, Assembly will be eligible to receive success-based development and commercial milestone payments plus royalties based on net sales. Allergan and Assembly will generally share development costs through proof-of-concept (“POC”) studies, and Allergan will assume all post-POC development costs.  The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing, as well as the lack of certain other inputs and processes, that the transaction did not qualify as a business. The total upfront payment of $50.0 million was expensed as a component of R&D expense and the future success based milestone payments of up to $2,771.0 million will be recorded if the corresponding events become probable.

Lysosomal Therapeutics, Inc.

On January 9, 2017 the Company entered into a definitive agreement for the option to acquire Lysosomal Therapeutics, Inc. (“LTI”). LTI is focused on innovative small-molecule research and development in the field of neurodegeneration, yielding new treatment options for patients with severe neurological diseases. Under the agreement, Allergan acquired an option right directly from LTI shareholders to acquire LTI for $150.0 million plus future milestone payments following completion of a Phase 1b trial for LTI-291 as well as an upfront research and development payment. The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing, as well as the lack of certain other inputs and processes, that the transaction did not qualify as a business.  The aggregate payment of $145.0 million was recorded as a component of R&D expense in the three months ended March 31, 2017.

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

Licenses and Asset Acquisitions

In the year ended December 31, 2016, the following transactions, which were entered into and completed, did not qualify as a business.  The conclusion for each transaction was determined based on the stage of development of the specific assets acquired, the lack of acquired employees in the individual transactions and the lack of acquired manufacturing processes, as well as the lack of certain other inputs and processes.  As a result, the initial consideration in these transactions was included as a component of R&D expenses in the year ended December 31, 2016 as follows ($ in millions):

Amount
AstraZeneca license agreement in the three months ended December 31, 2016	$250.0
Motus Therapeutics, Inc. acquisition in the three months ended December 31, 2016	199.5
Chase Pharmaceuticals Corporation acquisition in the three months ended December 31, 2016	122.9
RetroSense Therapeutics, LLC license agreement in the three months ended September 30, 2016	59.7
Akarna Therapeutics, Ltd acquisition in the three months ended September 30, 2016	48.2
Topokine Therapeutics, Inc. acquisition in the three months ended June 30, 2016	85.8
Heptares Therapeutics Ltd. License agreement in the three months ended June 30, 2016	125.0
Anterios, Inc. acquisition in the three months ended March 31, 2016	89.2

2015 Transactions

The following are the material transactions that were completed in the year ended December 31, 2015.

Allergan, Inc.

On March 17, 2015, the Company completed the acquisition Allergan, Inc. (“Legacy Allergan”).  The addition of Legacy Allergan’s therapeutic franchises in ophthalmology, neurosciences and medical aesthetics/dermatology/plastic surgery complemented the Company’s existing central nervous system, gastroenterology, women’s health and urology franchises. The combined company benefited from Legacy Allergan’s global brand equity and consumer awareness of key products, including Botox® and Restasis®. The transaction also expanded our presence and market and product reach across many international markets, with strengthened commercial positions across Canada, Europe, Southeast Asia and other high-value growth markets, including China, India, the Middle East and Latin America.

Acquisition-Related Expenses

As a result of the Allergan acquisition, the Company incurred the following transaction and integration costs in the three months ended March 31, 2017 and 2016, respectively ($ in millions):

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Cost of sales
Stock-based compensation acquired for Legacy Allergan employees	$1.6	$3.1
Acquisition, integration and restructuring related charges	0.6	3.9
Research and development
Stock-based compensation acquired for Legacy Allergan employees	7.9	13.9
Acquisition, integration and restructuring related charges	1.0	2.8
Selling and marketing
Stock-based compensation acquired for Legacy Allergan employees	11.0	20.5
Acquisition, integration and restructuring related charges	(1.0)	5.0
General and administrative
Stock-based compensation acquired for Legacy Allergan employees	4.3	9.9
Acquisition, integration and restructuring related charges	5.3	39.8
Total transaction and integration costs	$30.7	$98.9

Operating results

Segments

The Company’s businesses are organized into the following segments: US Specialized Therapeutics, US General Medicine and International. In addition, certain revenues and shared costs, and the results of corporate initiatives, are managed outside of the three segments.

The operating segments are organized as follows:

•

The US Specialized Therapeutics segment includes sales and expenses relating to certain branded products within the U.S., including Medical Aesthetics, Medical Dermatology, Eye Care, Neurosciences and Urology therapeutic products.

•

The US General Medicine segment includes sales and expenses relating to branded products within the U.S. that do not fall into the US Specialized Therapeutics business units, including Central Nervous System, Gastrointestinal, Women’s Health, Anti-Infectives and Diversified Brands.

•	The International segment includes sales and expenses relating to products sold outside the U.S.

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

General and administrative expenses consist mainly of personnel-related costs, facilities costs, transaction costs, insurance, depreciation, litigation costs and professional services costs which are general in nature and attributable to the segment.

Three Months Ended March 31, 2017 and 2016

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the three months ended March 31, 2017 and 2016 ($ in millions):

	Three Months Ended March 31, 2017
	US Specialized	US General
	Therapeutics	Medicine	International	Total
Net revenues	$1,482.0	$1,345.8	$737.3	$3,565.1

Operating expenses:
Cost of sales(1)	89.2	194.5	100.3	384.0
Selling and marketing	330.4	302.5	209.5	842.4
General and administrative	44.8	40.7	29.9	115.4
Segment Contribution	$1,017.6	$808.1	$397.6	$2,223.3
Contribution margin	68.7%	60.0%	53.9%	62.4%
Corporate				286.0
Research and development				759.9
Amortization				1,736.0
In-process research and development impairments				340.0
Asset sales and impairments, net				7.4
Operating (loss)				$(906.0)
Operating margin				(25.4)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.

	Three Months Ended March 31, 2016
	US Specialized	US General
	Therapeutics	Medicine	International	Total
Net revenues	$1,298.7	$1,453.7	$673.3	$3,425.7

Operating expenses:
Cost of sales(1)	70.7	219.6	99.2	389.5
Selling and marketing	264.6	277.3	187.3	729.2
General and administrative	39.2	42.2	27.6	109.0
Segment Contribution	$924.2	$914.6	$359.2	$2,198.0
Contribution margin	71.2%	62.9%	53.3%	64.2%
Corporate				372.4
Research and development				403.1
Amortization				1,589.7
In-process research and development impairments				6.0
Asset sales and impairments, net				(1.7)
Operating (loss)				$(171.5)
Operating margin				(5.0)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.

The following is a reconciliation of net revenues for the operating segments to the Company’s net revenues for the three months ended March 31, 2017 and 2016 ($ in millions):

	Three Months Ended March 31,		Change
	2017	2016	Dollars	%
Segment net revenues	$3,565.1	$3,425.7	$139.4	4.1%
Corporate revenues	7.8	(26.4)	34.2	129.5%
Net revenues	$3,572.9	$3,399.3	$173.6	5.1%

No country outside of the United States represents ten percent or more of net revenues. The US Specialized Therapeutics and US General Medicine segments are comprised solely of sales within the United States.

The following table represents global net revenues for the top products for the three months ended March 31, 2017 and 2016 ($ in millions):

	Three Months Ended March 31, 2017					Three Months Ended March 31, 2016					Total Change
	US Specialized Therapeutics	US General Medicine	International	Corporate	Total	US Specialized Therapeutics	US General Medicine	International	Corporate	Total	Dollars	Percentage
Botox®	$509.4	$-	$204.6	$-	$714.0	$455.5	$-	$182.0	$-	$637.5	$76.5	12.0%
Restasis®	308.8	-	13.9	-	322.7	298.7	-	15.0	-	313.7	9.0	2.9%
Juvederm Collection **	119.8	-	122.2	-	242.0	102.7	-	100.1	-	202.8	39.2	19.3%
Lumigan®/Ganfort®	74.3	-	85.9	-	160.2	81.5	-	88.1	-	169.6	(9.4)	(5.5)%
Linzess®/Constella®	-	147.6	4.9	-	152.5	-	137.1	3.8	-	140.9	11.6	8.2%
Bystolic® /Byvalson®	-	139.8	0.5	-	140.3	-	163.6	0.4	-	164.0	(23.7)	(14.5)%
Alphagan®/Combigan®	86.4	-	42.3	-	128.7	84.9	-	41.8	-	126.7	2.0	1.6%
Namenda XR®	-	122.0	-	-	122.0	-	173.1	-	-	173.1	(51.1)	(29.5)%
Eye Drops	47.8	-	65.3	-	113.1	40.8	-	67.2	-	108.0	5.1	4.7%
Lo Loestrin®	-	99.8	-	-	99.8	-	89.3	-	-	89.3	10.5	11.8%
Breast Implants	54.3	-	37.6	-	91.9	46.4	-	36.7	-	83.1	8.8	10.6%
Ozurdex ®	22.5	-	51.1	-	73.6	19.4	-	41.1	-	60.5	13.1	21.7%
Estrace® Cream	-	73.4	-	-	73.4	-	80.6	-	-	80.6	(7.2)	(8.9)%
Viibryd®/Fetzima®	-	72.5	0.4	-	72.9	-	83.3	-	-	83.3	(10.4)	(12.5)%
Asacol®/Delzicol®	-	57.6	12.1	-	69.7	-	105.9	15.3	-	121.2	(51.5)	(42.5)%
Carafate ® /Sulcrate ®	-	58.7	0.7	-	59.4	-	61.0	0.5	-	61.5	(2.1)	(3.4)%
Alloderm®	54.1	-	1.2	-	55.3	-	-	-	-	-	55.3	n.a.
Vraylar™	-	53.6	-	-	53.6	-	7.6	-	-	7.6	46.0	n.m.
Zenpep®	-	46.5	-	-	46.5	-	49.6	-	-	49.6	(3.1)	(6.3)%
Canasa®/Salofalk®	-	38.3	4.4	-	42.7	-	41.1	4.0	-	45.1	(2.4)	(5.3)%
Minastrin® 24	-	41.1	-	-	41.1	-	79.6	0.8	-	80.4	(39.3)	(48.9)%
Aczone®	40.6	-	-	-	40.6	33.0	-	-	-	33.0	7.6	23.0%
Saphris®	-	37.3	-	-	37.3	-	41.5	-	-	41.5	(4.2)	(10.1)%
Armour Thyroid	-	37.3	-	-	37.3	-	42.1	-	-	42.1	(4.8)	(11.4)%
Viberzi®	-	31.5	-	-	31.5	-	4.0	-	-	4.0	27.5	n.m.
Teflaro®	-	30.6	-	-	30.6	-	33.4	-	-	33.4	(2.8)	(8.4)%
SkinMedica®	28.0	-	-	-	28.0	26.6	-	-	-	26.6	1.4	5.3%
Rapaflo®	25.9	-	2.0	-	27.9	33.0	-	1.2	-	34.2	(6.3)	(18.4)%
Savella®	-	24.3	-	-	24.3	-	23.7	-	-	23.7	0.6	2.5%
Namzaric®	-	23.6	-	-	23.6	-	10.3	-	-	10.3	13.3	129.1%
Tazorac®	23.4	-	0.2	-	23.6	17.1	-	0.2	-	17.3	6.3	36.4%
Kybella® /Belkyra®	15.1	-	1.5	-	16.6	11.3	-	0.5	-	11.8	4.8	40.7%
Latisse®	13.6	-	1.9	-	15.5	19.8	-	2.1	-	21.9	(6.4)	(29.2)%
Lexapro®	-	13.4	-	-	13.4	-	18.7	-	-	18.7	(5.3)	(28.3)%
Avycaz®	-	11.3	-	-	11.3	-	8.4	-	-	8.4	2.9	34.5%
Dalvance®	-	9.6	-	-	9.6	-	6.2	-	-	6.2	3.4	54.8%
Liletta®	-	7.2	-	-	7.2	-	4.9	-	-	4.9	2.3	46.9%
Enablex®	-	0.9	-	-	0.9	-	12.8	-	-	12.8	(11.9)	(93.0)%
Namenda® IR	-	0.1	-	-	0.1	-	5.8	-	-	5.8	(5.7)	(98.3)%
Other Products Revenues	58.0	167.8	84.6	7.8	318.2	28.0	170.1	72.5	5.5	276.1	42.1	15.2%
Less product sold through our former Anda Distribution business	n.a.	n.a.	n.a.	-	-	n.a.	n.a.	n.a.	(31.9)	(31.9)	31.9	n.a.
Total Net Revenues	$1,482.0	$1,345.8	$737.3	$7.8	$3,572.9	$1,298.7	$1,453.7	$673.3	$(26.4)	$3,399.3	$173.6	5.1%

**	Sales of fillers including Juvederm, Voluma and other fillers are referred to herein as the “Juvederm Collection.”

US Specialized Therapeutics Segment

The following table presents top product sales and net contribution for the US Specialized Therapeutics segment for the three months ended March 31, 2017 and 2016 ($ in millions):

	Three Months Ended March 31,		Change
	2017	2016 (1)	Dollars	%
Total Eye Care	$553.1	$533.0	$20.1	3.8%
Restasis®	308.8	298.7	10.1	3.4%
Alphagan®/Combigan®	86.4	84.9	1.5	1.8%
Lumigan®/Ganfort®	74.3	81.5	(7.2)	(8.8)%
Ozurdex®	22.5	19.4	3.1	16.0%
Eye Drops	47.8	40.8	7.0	17.2%
Other Eye Care	13.3	7.7	5.6	72.7%
Total Medical Aesthetics	490.1	373.9	116.2	31.1%
Facial Aesthetics	318.7	279.4	39.3	14.1%
Botox® Cosmetics	183.8	165.4	18.4	11.1%
Juvederm Collection	119.8	102.7	17.1	16.7%
Kybella®	15.1	11.3	3.8	33.6%
Plastic Surgery	54.3	48.1	6.2	12.9%
Breast Implants	54.3	46.4	7.9	17.0%
Other Plastic Surgery	-	1.7	(1.7)	(100.0)%
Regenerative Medicine	75.5	-	75.5	n.a.
Alloderm®	54.1	-	54.1	n.a.
Other Regenerative Medicine	21.4	-	21.4	n.a.
Skin Care	41.6	46.4	(4.8)	(10.3)%
SkinMedica®	28.0	26.6	1.4	5.3%
Latisse®	13.6	19.8	(6.2)	(31.3)%
Total Medical Dermatology	86.6	69.0	17.6	25.5%
Aczone®	40.6	33.0	7.6	23.0%
Tazorac®	23.4	17.1	6.3	36.8%
Botox® Hyperhidrosis	16.8	16.3	0.5	3.1%
Other Medical Dermatology	5.8	2.6	3.2	123.1%
Total Neuroscience and Urology	334.7	306.8	27.9	9.1%
Botox® Therapeutics	308.8	273.8	35.0	12.8%
Rapaflo®	25.9	33.0	(7.1)	(21.5)%
Other Revenues	17.5	16.0	1.5	9.4%
Net revenues	$1,482.0	$1,298.7	$183.3	14.1%
Operating expenses:
Cost of sales(2)	89.2	70.7	18.5	26.2%
Selling and marketing	330.4	264.6	65.8	24.9%
General and administrative	44.8	39.2	5.6	14.3%
Segment contribution	$1,017.6	$924.2	$93.4	10.1%
Segment margin	68.7%	71.2%		(2.5)%
Segment gross margin(3)	94.0%	94.6%		(0.6)%

(1)	Includes revenues earned that were distributed through the Anda Distribution business to third party customers.
(2)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(3)	Defined as net revenues less segment related cost of sales as a percentage of net revenues.

Net Revenues

The increase in revenues was primarily driven by growth in Botox® Therapeutics, Facial Aesthetics and the LifeCell Acquisition.

Botox® Therapeutics increased $35.0 million, or 12.8%, versus the prior year period driven by demand growth.

The increase in Facial Aesthetics revenues was driven in part by Botox® Cosmetics which increased $18.4 million, or 11.1%, versus the prior year period primarily due to demand growth.  Also contributing was an increase in Juvederm Collection revenues of $17.1 million, or 16.7% versus the prior year period driven primarily by demand.

The acquired LifeCell products contributed $75.5 million of revenues in the three months ended March 31, 2017, including $54.1 million and $18.8 million relating to Alloderm® and Strattice®, respectively.

Cost of Sales

The increase in cost of sales was primarily due to the LifeCell Acquisition.  Excluding the LifeCell Acquisition, segment gross margin increased to 94.9% in the three months ended March 31, 2017 versus 94.6% in the prior year period due to product mix.

Selling and Marketing Expenses

The increase in selling and marketing expenses primarily relates to the increased costs from the LifeCell Acquisition of approximately $18.0 million as well as increased promotional costs for total Eye Care and launch products including Rhofade® and Kybella®.

General and Administrative Expenses

The increase in general and administrative costs is primarily due to increased personnel costs versus the prior year period.

US General Medicine Segment

The following table presents top product sales and net contribution for the US General Medicine segment for the three months ended March 31, 2017 and 2016 ($ in millions):

	Three Months Ended March 31,		Change
	2017	2016 (1)	Dollars	%
Total Central Nervous System (CNS)	$309.1	$321.6	$(12.5)	(3.9)%
Namenda XR®	122.0	173.1	(51.1)	(29.5)%
Namzaric®	23.6	10.3	13.3	129.1%
Viibryd®/Fetzima®	72.5	83.3	(10.8)	(13.0)%
Vraylar™	53.6	7.6	46.0	n.m.
Saphris®	37.3	41.5	(4.2)	(10.1)%
Namenda® IR	0.1	5.8	(5.7)	(98.3)%
Total Gastrointestinal (GI)	387.5	403.6	(16.1)	(4.0)%
Linzess®	147.6	137.1	10.5	7.7%
Asacol®/Delzicol®	57.6	105.9	(48.3)	(45.6)%
Carafate®/Sulcrate®	58.7	61.0	(2.3)	(3.8)%
Zenpep®	46.5	49.6	(3.1)	(6.3)%
Canasa®/Salofalk®	38.3	41.1	(2.8)	(6.8)%
Viberzi®	31.5	4.0	27.5	n.m.
Other GI	7.3	4.9	2.4	49.0%
Total Women's Health	244.7	263.7	(19.0)	(7.2)%
Lo Loestrin®	99.8	89.3	10.5	11.8%
Estrace® Cream	73.4	80.6	(7.2)	(8.9)%
Minastrin® 24	41.1	79.6	(38.5)	(48.4)%
Liletta®	7.2	4.9	2.3	46.9%
Other Women's Health	23.2	9.3	13.9	149.5%
Total Anti-Infectives	55.7	51.5	4.2	8.2%
Teflaro®	30.6	33.4	(2.8)	(8.4)%
Dalvance®	9.6	6.2	3.4	54.8%
Avycaz®	11.3	8.4	2.9	34.5%
Other Anti-Infectives	4.2	3.5	0.7	20.0%
Diversified Brands	299.0	411.0	(112.0)	(27.3)%
Bystolic®// Byvalson®	139.8	163.6	(23.8)	(14.5)%
Armour Thyroid	37.3	42.1	(4.8)	(11.4)%
Savella®	24.3	23.7	0.6	2.5%
Lexapro®	13.4	18.7	(5.3)	(28.3)%
Enablex®	0.9	12.8	(11.9)	(93.0)%
PacPharma	3.0	28.8	(25.8)	(89.6)%
Other Diversified Brands	80.3	121.3	(41.0)	(33.8)%
Other Revenues	49.8	2.3	47.5	n.m.
Net revenues	$1,345.8	$1,453.7	$(107.9)	(7.4)%
Operating expenses:
Cost of sales(2)	194.5	219.6	(25.1)	(11.4)%
Selling and marketing	302.5	277.3	25.2	9.1%
General and administrative	40.7	42.2	(1.5)	(3.6)%
Segment contribution	$808.1	$914.6	$(106.5)	(11.6)%
Segment margin	60.0%	62.9%		(2.9)%
Segment gross margin(3)	85.5%	84.9%		0.6%

(1)	Includes revenues earned that were distributed through the Anda Distribution business to third party customers.
(2)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(3)	Defined as net revenues less segment related cost of sales as a percentage of net revenues.

Net Revenues

The decrease in segment revenues is primarily due to a decline in Diversified Brand revenues, Women’s Health revenues, Gastrointestinal revenues and Central Nervous System revenues versus the prior year period, offset, in part, by Other Revenues.

Diversified Brand revenues declined $112.0 million, or 27.3% versus the prior year period, due in part to a decline in PacPharma revenues as the Company out licensed these product rights.  Included within “Other Revenues” in the three months ended March 31, 2017 is $30.0 million of royalty revenues related to these products.  Also contributing to the decline in Diversified Brands is a decline in Bystolic® / Byvalson® revenues of $23.8 million, or 14.5% as a result of decreased demand and differences in trade buying patterns,  and the impact of loss of exclusivity on certain products including Enablex®. Other Diversified Brands declined $41 million or 33.8% due to demand declines coupled with unfavorable trade buying patterns.

Women’s Health revenues declined $19.0 million, or 7.2%, primarily due to the loss of exclusivity on Minastrin® 24.  Offsetting this decline, in part, is revenues on our new product, Taytulla® of $12.0 million and increased sales of Lo Loestrin® of 11.8% due primarily to strong demand growth.

Declines within our Gastrointestinal franchise of $16.1 million, or 4.0%, was primarily driven by a reduction in demand for Asacol® HD following the launch of an authorized generic in August 2016. Offsetting this decline, in part, is royalty revenue of $17.0 million relating to our authorized generic version of Asacol® HD, which is included within “Other Revenues”.  Further offsetting this decline was growth in Linzess® and newly launched Viberzi®.   Linzess® revenues increased $10.5 million, or 7.7%, versus the prior year period primarily due to strong demand growth offset by unfavorable trade buying patterns

The decrease in Central Nervous System revenues of $12.5 million, or 3.9%, was driven by the continued decline in Namenda XR® due to decreased demand and conversion to Namzaric®.  Central Nervous System revenue declines were offset, in part, by the launch of Vraylar™ and Namzaric®.

Cost of Sales

The decrease in cost of sales was the result of lower product revenues and the impact of the Company reacquiring rights on select licensed products in the three months ended March 31, 2017. As part of the rights reacquired, the Company is no longer obligated to pay royalties on the specific products, which increases the Company’s segment gross margin percentage.  In the three months ended March 31, 2016, royalties incurred relating to the reacquired product rights were $15.9 million.

Selling and Marketing Expenses

The increase in selling and marketing expenses relates to promotional spending associated with recently launched products, including Viberzi® and Vraylar™.

General and Administrative Expenses

General and administrative expenses are in line period-over-period.

International Segment

The following table presents top product sales and net contribution for the International segment for the three months ended March 31, 2017 and 2016 ($ in millions):

	Three Months Ended March 31,		Change
	2017	2016	$ Overall Change	$ Currency Change	$ Operational Change	% Overall Change	% Currency Change	% Operational Change
Total Eye Care	$299.5	$291.5	$8.0	$(2.9)	$10.9	2.7%	(1.0)%	3.7%
Lumigan®/Ganfort®	85.9	88.1	(2.2)	(2.0)	(0.2)	(2.5)%	(2.3)%	(0.2)%
Alphagan®/Combigan®	42.3	41.8	0.5	0.2	0.3	1.2%	0.5%	0.7%
Ozurdex®	51.1	41.1	10.0	(1.8)	11.8	24.3%	(4.4)%	28.7%
Optive®	27.5	24.1	3.4	0.2	3.2	14.1%	0.8%	13.3%
Other Eye Drops	37.8	43.1	(5.3)	(0.3)	(5.0)	(12.3)%	(0.7)%	(11.6)%
Restasis®	13.9	15.0	(1.1)	(0.2)	(0.9)	(7.3)%	(1.3)%	(6.0)%
Other Eye Care	41.0	38.3	2.7	1.0	1.7	7.0%	2.6%	4.4%
Total Medical Aesthetics	288.1	244.9	43.2	(3.1)	46.3	17.6%	(1.3)%	18.9%
Facial Aesthetics	245.9	205.5	40.4	(2.9)	43.3	19.7%	(1.4)%	21.1%
Botox® Cosmetics	122.2	104.9	17.3	(2.4)	19.7	16.5%	(2.3)%	18.8%
Juvederm Collection	122.2	100.1	22.1	(0.5)	22.6	22.1%	(0.5)%	22.6%
Belkyra® (Kybella®)	1.5	0.5	1.0	-	1.0	200.0%	0.0%	200.0%
Plastic Surgery	38.0	36.8	1.2	(0.3)	1.5	3.3%	(0.8)%	4.1%
Breast Implants	37.6	36.7	0.9	(0.3)	1.2	2.5%	(0.8)%	3.3%
Earfold™	0.4	0.1	0.3	-	0.3	n.m.	0.0%	n.m.
Regenerative Medicine	2.0	-	2.0	-	2.0	n.a.	n.a.	n.a.
Alloderm®	1.2	-	1.2	-	1.2	n.a.	n.a.	n.a.
Other Regenerative Medicine	0.8	-	0.8	-	0.8	n.a.	n.a.	n.a.
Skin Care	2.2	2.6	(0.4)	0.1	(0.5)	(15.4)%	3.8%	(19.2)%
Botox® Therapeutics and Other	133.9	123.3	10.6	(0.6)	11.2	8.6%	(0.5)%	9.1%
Botox® Therapeutics	82.4	77.1	5.3	(0.1)	5.4	6.9%	(0.1)%	7.0%
Asacol®/Delzicol®	12.1	15.3	(3.2)	(1.1)	(2.1)	(20.9)%	(7.2)%	(13.7)%
Constella®	4.9	3.8	1.1	(0.2)	1.3	28.9%	(5.3)%	34.2%
Other Products	34.5	27.1	7.4	0.8	6.6	27.3%	3.0%	24.4%
Other Revenues	15.8	13.6	2.2	-	2.2	16.2%	0.0%	16.2%
Net revenues	$737.3	$673.3	$64.0	$(6.6)	$70.6	9.5%	(1.0)%	10.5%
Operating expenses:
Cost of sales(1)	100.3	99.2	1.1	(0.5)	1.6	1.1%	(0.5)%	1.6%
Selling and marketing	209.5	187.3	22.2	(1.5)	23.7	11.9%	(0.8)%	12.7%
General and administrative	29.9	27.6	2.3	(0.4)	2.7	8.3%	(1.4)%	9.8%
Segment contribution	$397.6	$359.2	$38.4	$(4.2)	$42.6	10.7%	(1.2)%	11.9%
Segment margin	53.9%	53.3%				0.6%
Segment gross margin(2)	86.4%	85.3%				1.1%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2)	Defined as net revenues less segment related cost of sales as a percentage of net revenues.

Net Revenues

The increase in segment net revenues is primarily due to the operational growth of total Eye Care and Facial Aesthetics.  Within total Eye Care, Ozurdex® increased $10.0 million, or 24.3% versus the prior year period, primarily driven by demand growth.  Within Facial Aesthetics, Juvederm Collection revenues increased $22.1 million, or 22.1% versus the prior year period, primarily resulting from demand growth.  Botox® Cosmetic sales grew 16.5% driven by demand growth.  Botox® Therapeutics sales also grew 6.9% driven by demand growth.

In the first quarter of 2017, the Company announced a realignment of its International Commercial organization, which will become effective in the second half of the year. As a result of this realignment, future promotional priorities amongst the International portfolio may shift.

Cost of Sales

The increase in cost of sales was primarily due to the increase in net revenues, offset, in part, by favorable product mix.  Segment gross margins improved to 86.4% for the three months ended March 31, 2017 compared to 85.3% for the three months ended March 31, 2017.

Selling and Marketing Expenses

The increase in selling and marketing expenses relates to promotional spending associated with Ozurdex®, Botox® Cosmetic and the Juvederm Collection and recent product launches including Belkyra® and Constella®.

General and Administrative Expenses

General and administrative expenses are in line period-over-period.

Corporate

Corporate represents the results of corporate initiatives as well as the impact of select revenues and shared costs.  The following represents the corporate amounts for the three months ended March 31, 2017 and 2016 ($ in millions):

	Three Months Ended March 31, 2017
	Integration and Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Other	Revenues and Shared Costs	Total

Net Sales	$-	$-	$-	$-	$7.8	$7.8
Operating expenses:
Cost of sales(1)	2.8	(35.5)	28.9	(1.1)	71.3	66.4
Selling and marketing	15.7	-	9.4	0.8	0.8	26.7
General and administrative	49.4	-	6.0	(2.0)	147.3	200.7
Contribution	$(67.9)	$35.5	$(44.3)	$2.3	$(211.6)	$(286.0)

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

	Three Months Ended March 31, 2016
	Integration and Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Reclassification of Sales Distributed Through Anda to Discontinued Operations	Other	Revenues and Shared Costs	Total

Net Sales	$-	$-	$-	$(31.9)	$-	$5.5	$(26.4)
Operating expenses:
Cost of sales(1)	4.7	7.8	45.2	(31.5)	-	61.8	88.0
Selling and marketing	13.4	-	21.1	-	-	2.9	37.4
General and administrative	61.1	0.1	12.3	-	19.4	127.7	220.6
Contribution	$(79.2)	$(7.9)	$(78.6)	$(0.4)	$(19.4)	$(186.9)	$(372.4)

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

In the three months ended March 31, 2017, integration and restructuring charges included costs related to the integration of LifeCell as well as the realignment of the Company’s international operating structure. In addition, the Company incurred costs associated with the terminated Pfizer, Inc. merger of $18.1 million.  In the three months ended March 31, 2017, the Company incurred purchase accounting effects of $27.9 million in cost of sales related to the fair value inventory step-up from the LifeCell Acquisition as products were sold to the Company’s third party customers. The Company also incurred charges related to the purchase accounting impact on stock-based compensation related to the Allergan and Forest acquisitions, which increased cost of sales, selling and marketing and general and administrative expenses.

In the three months ended March 31, 2016, integration and restructuring charges primarily related to the integration of the Legacy Allergan business as well as charges incurred in connection with the then pending merger with Pfizer, Inc. of $35.7 million.  In the three months ended March 31, 2016, the Company incurred purchase accounting effects of $42.4 million in cost of sales related to the fair value inventory step-up from the Allergan and Forest acquisitions as products were sold to the Company’s third party customers. The Company also incurred charges related to the purchase accounting impact on stock-based compensation related the Allergan and Forest acquisitions, which increased cost of sales, selling and marketing and general and administrative expenses.

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

R&D expenses consisted of the following components in the three months ended March 31, 2017 and 2016 ($ in millions):

	Three Months Ended March 31,		Change
	2017	2016	Dollars	%
Ongoing operating expenses	$393.9	$276.5	$117.4	42.5%
Brand related milestone payments and upfront license payments	291.1	91.0	200.1	n.m.
Acquisition accounting fair market value adjustment to stock-based compensation	5.6	13.6	(8.0)	(58.8)%
Acquisition, integration, and restructuring charges	3.1	(3.9)	7.0	(179.5)%
Contingent consideration adjustments, net	66.2	25.9	40.3	155.6%
Total expenditures	$759.9	$403.1	$356.8	88.5%

The increase in ongoing operating expenses in the three months ended March 31, 2017 versus the prior year period is primarily due to increased product development spending primarily in the Central Nervous System and Gastrointestinal therapeutic areas.

The following represents brand related milestone payments and upfront license payments in the three months ended March 31, 2017 and 2016, respectively ($ in millions):

	Three Months Ended March 31,
($ in millions)	2017	2016
Lysosomal Therapeutics, Inc. agreement	$145.0	$-
Editas Medicine, Inc. agreement	90.0	-
Assembly Biosciences, Inc. agreement	50.0	-
Anterios, Inc. acquisition	-	89.2
Other	6.1	1.8
	$291.1	$91.0

In the three months ended March 31, 2017, the adjustment to contingent consideration primarily related to the advancement of the Company’s True TearTM product.

Amortization

Amortization in the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,		Change
($ in millions)	2017	2016	Dollars	%
Amortization	$1,736.0	$1,589.7	$146.3	9.2%

Amortization for the three months ended March 31, 2017 increased as compared to the prior period primarily as a result of amortization related to the acquired LifeCell products of $25.8 million as well as amortization from approved products during the year ended December 31, 2016 and the three months ended March 31, 2017.

IPR&D Impairments and Asset Sales and Impairments, Net

IPR&D impairments and Asset sales and impairments, net consisted of the following components in the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Change
($ in millions)	2017	2016	Dollars	%
IPR&D impairments	$340.0	$6.0	$334.0	n.m.
Asset sales and impairments, net	7.4	(1.7)	9.1	(535.3)%

In the three months ended March 31, 2017, the Company notified Serenity Pharmaceuticals, LLC of its intent to terminate the License, Transfer and Development Agreement for SER-120 (nocturia) which resulted in an impairment of $140.0 million. In addition, the Company impaired an IPR&D asset acquired as part of the Warner Chilcott acquisition by $200.0 million as a result of a decline in anticipated market demand.

IPR&D impairments in the three months ended March 31, 2016 include a $6.0 million impairment related to a reduction in cash flows for Women’s Healthcare portfolio products.

Interest Income

Interest income in the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,		Change
($ in millions)	2017	2016	Dollars	%
Interest income	$25.3	$2.9	$22.4	772.4%

Interest income in the three months ended March 31, 2017 increased versus the three months ended March 31, 2016 resulting from the investment of proceeds received in the Teva Transaction.

Interest Expense

Interest expense consisted of the following components in the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Change
($ in millions)	2017	2016	Dollars	%
Fixed Rate Notes	$282.4	286.5	(4.1)	(1.4)%
Floating Rate Notes	5.7	5.9	(0.2)	(3.4)%
Term loan indebtedness	-	39.1	(39.1)	(100.0)%
Revolving Credit Facility	-	0.2	(0.2)	(100.0)%
Other	1.6	1.1	0.5	45.5%
Interest expense	$289.7	$332.8	$(43.1)	(13.0)%

Interest expense in the three months ended March 31, 2017 decreased versus the three months ended March 31, 2016 due to the pay down of term loan indebtedness with use of proceeds received in the Teva Transaction as well as scheduled maturities of senior secured notes.

Other (expense) income, net

Other (expense) income, net consisted of the following components in the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Change
($ in millions)	2017	2016	Dollars	%
Net income impact of other-than-temporary loss on investment in Teva securities	$(1,978.0)	$-	$(1,978.0)	n.a.
Dividend income	34.1	-	34.1	n.a.
Naurex recovery	20.0	-	20.0	n.a.
Other income	1.1	0.5	0.6	120.0%
Other (expense) income, net	$(1,922.8)	$0.5	$(1,923.3)	n.a.

Teva Securities

The closing Teva Transaction date opening stock price discounted at a rate of 5.9 percent due to the lack of marketability was used to initially value the shares. During the three months ended March 31, 2017, the Company determined that the decline in value since August 2, 2016 is other-than-temporary. As a result, the Company impaired the value of its investment by $1,978.0 million in the three months ended March 31, 2017 as a component of other (expense) income. The determination was made based on the amount of time that the stock price has been below acquisition date value, intentions of the potential holding periods of the shares and the materiality of the decline in share price.

Dividend income

As a result of the Teva Transaction, the Company acquired 100.3 million Teva ordinary shares.  During three months ended March 31, 2017, the Company received dividend income of $34.1 million.

Naurex Recovery

On August 28, 2015, the Company acquired certain products in early stage development of Naurex, Inc. (“Naurex”) in an all-cash transaction, which was accounted for as an asset acquisition (the “Naurex Transaction”).  The Company received a purchase price reduction of $20.0 million in the three months ended March 31, 2017 based on the settlement of an open contract negotiation.

(Benefit) for Income Taxes

	Three Months Ended March 31,		Change
($ in millions)	2017	2016	Dollars	%
(Benefit) for income taxes	$(532.1)	$(408.7)	$(123.4)	30.2%
Effective tax rate	17.2%	81.6%

The Company’s effective tax rate for the three months ended March 31, 2017 was 17.2% compared to 81.6% for the three months ended March 31, 2016. The effective tax rate for the three months ended March 31, 2017 was favorably impacted by income earned in jurisdictions with tax rates lower than the Irish statutory rate and U.S. losses tax benefited at rates greater than the Irish statutory rate. This was offset by a pre-tax charge for the impairment of the Company’s investment in Teva Shares of $1,978.0 million and the tax impact of amortization of intangible assets, both at rates less than the Irish statutory rate. Additionally, the tax benefit for the three months ended March 31, 2017 included tax benefits of $74.0 million related to the impairment of certain intangible assets and $40.6 million related to the integration of an acquired business.

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

The decrease in the effective tax rate for the period ended March 31, 2017 as compared to the period ended March 31, 2016 is primarily the result of the Teva Shares’ impairment charge for which no tax benefit was recorded.

Discontinued Operations

On July 27, 2015, the Company announced that it entered into the Teva Transaction, which closed on August 2, 2016.  On October 3, 2016, the Company completed the divestiture of the Anda Distribution business for $500.0 million.

Financial results of the global generics business and the Anda Distribution business are presented as “(Loss) / Income from discontinued operations, net of tax” on the Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016.  The loss from discontinued operations, net of tax of $(3.1) million in the three months ended March 31, 2017, primarily related to continuing involvement for matters relating to the Teva Transaction.

The following table presents key financial results of the businesses included in "(Loss) / Income from discontinued operations" for the three months ended March 31, 2016 ($ in millions):

Three Months Ended March 31,
2016
Net revenues	$1,651.9
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	986.3
Research and development	112.3
Selling and marketing	141.0
General and administrative	141.5
Amortization	2.4
Total operating expenses	1,383.5
Operating income	268.4
Other (expense) income, net	0.2
(Benefit) for income taxes	(80.0)
Net income from discontinued operations	$348.6

Liquidity and Capital Resources

Working Capital Position

Working capital at March 31, 2017 and December 31, 2016 is summarized as follows:

	March 31,	December 31,	Increase
($ in millions):	2017	2016	(Decrease)
Current Assets:
Cash and cash equivalents	$1,092.9	$1,724.0	$(631.1)
Marketable securities	7,858.2	11,501.5	(3,643.3)
Accounts receivable, net	2,542.0	2,531.0	11.0
Inventories	904.7	718.0	186.7
Prepaid expenses and other current assets	1,302.9	1,383.4	(80.5)
Total current assets	13,700.7	17,857.9	(4,157.2)
Current liabilities:
Accounts payable and accrued expenses	$4,795.4	$5,019.0	$(223.6)
Income taxes payable	69.8	57.8	12.0
Current portion of long-term debt and capital leases	5,526.4	2,797.9	2,728.5
Total current liabilities	10,391.6	7,874.7	2,516.9
Working Capital	$3,309.1	$9,983.2	$(6,674.1)
Current Ratio	1.32	2.27

Working capital decreased $6,674.1 million primarily due to the following uses of working capital:

•	The Company acquired LifeCell for $2,874.4 million, net of cash acquired, in the three months ended March 31, 2017;
•	The Company repaid $1,000.0 million of indebtedness in the quarter ended March 31, 2017 and reclassified $3,750.0 million of indebtedness from long-term liabilities to current liabilities;
•	The Company utilized cash and cash equivalents to pay dividends in the quarter ended March 31, 2017 of $305.8 million and to purchase intangible assets of $346.3 million; and
•	A decrease in marketable securities due to a decline in the fair market value of the Teva Shares of $378.6 million.

Cash Flows from Operations

Summarized cash flow from operations is as follows:

	Three Months Ended March 31,
($ in millions)	2017	2016
Net cash provided by operating activities	$723.3	$1,253.1

Cash flows from operations represent net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities decreased $529.8 million in the three months ended March 31, 2017 versus the prior year period, due primarily to a decrease in net income, adjusted for non-cash activity of $651.7 million ($959.1 million and $1,610.8 million of net income / (loss), adjusted for non-cash activities in the three months ended March 31, 2017 and 2016, respectively).  The quarter ended March 31, 2016 included the contribution of the former Generics Business and Anda Distribution Business.

Management expects that available cash balances and the remaining 2017 cash flows from operating activities will provide sufficient resources to fund our operating liquidity needs and expected 2017 capital expenditure funding requirements.

Investing Cash Flows

Our cash flows from investing activities are summarized as follows:

	Three Months Ended March 31,
($ in millions)	2017	2016
Net cash provided by / (used in) investing activities	$14.2	$(53.8)

Investing cash flows consist primarily of cash used in acquisitions of businesses and intangible assets (primarily product rights), capital expenditures and purchases of investments and marketable securities partially offset by proceeds from the sale of a business, investments and marketable securities. Included in the three months ended March 31, 2017 the net cash provided by the sale of investments of $3,267.4 million offset, in part, by the purchase of LifeCell for $2,874.4 million, net of cash acquired, and the purchase of intangible assets of $346.3 million. Included in the three months ended March 31, 2016 was cash used for capital expenditures of $84.9 million, offset in part, by proceeds from sales of investments and other assets, and property, plant and equipment.

Financing Cash Flows

Our cash flows from financing activities are summarized as follows:

	Three Months Ended March 31,
($ in millions)	2017	2016
Net cash (used in) financing activities	$(1,374.9)	$(39.7)

Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of ordinary shares and proceeds from the exercise of stock options. Cash used in financing activities in the three months ended March 31, 2017 primarily related to the repayment of indebtedness of $1,015.9 million and the payment of dividends of $305.8 million. Cash used in financing activities in the three months ended March 31, 2016 included payments of debt of $854.2 million, contingent consideration of $32.3 million and dividends of  $69.6 million, offset by borrowings under the credit facility of $900.0 million.

Debt and Borrowing Capacity

Total debt and capital leases consisted of the following ($ in millions):

	Balance As of		Fair Market Value As of
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Senior Notes:
Floating Rate Notes
$500.0 million floating rate notes due March 12, 2018 *	$500.0	$500.0	$503.2	$502.5
$500.0 million floating rate notes due March 12, 2020 **	500.0	500.0	511.0	509.4
	1,000.0	1,000.0	1,014.2	1,011.9
Fixed Rate Notes
$1,000.0 million 1.850% notes due March 1, 2017	-	1,000.0	-	1,001.1
$500.0 million 1.300% notes due June 15, 2017	500.0	500.0	499.9	499.7
$1,200.0 million 1.875% notes due October 1, 2017	1,200.0	1,200.0	1,201.3	1,202.5
$3,000.0 million 2.350% notes due March 12, 2018	3,000.0	3,000.0	3,014.0	3,018.0
$250.0 million 1.350% notes due March 15, 2018	250.0	250.0	248.8	248.4
$1,050.0 million 4.375% notes due February 1, 2019	1,050.0	1,050.0	1,093.7	1,090.0
$500.0 million 2.450% notes due June 15, 2019	500.0	500.0	502.6	501.2
$400.0 million 6.125% notes due August 14, 2019	400.0	400.0	435.1	437.7
$3,500.0 million 3.000% notes due March 12, 2020	3,500.0	3,500.0	3,555.4	3,541.8
$650.0 million 3.375% notes due September 15, 2020	650.0	650.0	666.8	663.6
$750.0 million 4.875% notes due February 15, 2021	750.0	750.0	804.7	803.3
$1,200.0 million 5.000% notes due December 15, 2021	1,200.0	1,200.0	1,306.1	1,297.7
$3,000.0 million 3.450% notes due March 15, 2022	3,000.0	3,000.0	3,058.7	3,030.7
$1,700.0 million 3.250% notes due October 1, 2022	1,700.0	1,700.0	1,710.9	1,693.1
$350.0 million 2.800% notes due March 15, 2023	350.0	350.0	340.2	335.6
$1,200.0 million 3.850% notes due June 15, 2024	1,200.0	1,200.0	1,222.1	1,211.7
$4,000.0 million 3.800% notes due March 15, 2025	4,000.0	4,000.0	4,036.1	3,995.6
$2,500.0 million 4.550% notes due March 15, 2035	2,500.0	2,500.0	2,512.2	2,458.5
$1,000.0 million 4.625% notes due October 1, 2042	1,000.0	1,000.0	986.0	967.6
$1,500.0 million 4.850% notes due June 15, 2044	1,500.0	1,500.0	1,527.3	1,496.4
$2,500.0 million 4.750% notes due March 15, 2045	2,500.0	2,500.0	2,515.4	2,466.9
	30,750.0	31,750.0	31,237.3	31,961.1
Total Senior Notes Gross	31,750.0	32,750.0	32,251.5	32,973.0
Unamortized premium	159.5	171.2	-	-
Unamortized discount	(92.9)	(95.8)	-	-
Total Senior Notes Net	31,816.6	32,825.4	32,251.5	32,973.0
Other Indebtedness
Debt Issuance Costs	(137.8)	(144.6)
Other	68.2	85.5
Total Other Borrowings	(69.6)	(59.1)
Capital Leases	2.4	2.4
Total Indebtedness	$31,749.4	$32,768.7

*	Interest on the 2018 floating rate note is three month USD LIBOR plus 1.080% per annum
**	Interest on the 2020 floating rate note is three month USD LIBOR plus 1.255% per annum

Fair market value in the table above is determined in accordance with ASC Topic 820 “Fair Value Measurement” (“ASC 820”) under Level 2 based upon quoted prices for similar items in active markets.

Senior Notes

The $500.0 million 2016 floating rate notes were paid in full at maturity on September 1, 2016 and bore interest at the three-month LIBOR plus 0.875%. Interest on the 2018 Floating Rate Notes and the 2020 Floating Rate Notes is payable quarterly on March 12, June 12, September 12 and December 12 of each year, and began on June 12, 2015.

The Company has issued fixed rate notes over multiple issuances for various business needs. Interest on the various notes is generally payable semi-annually with various payment dates.

The $500.0 million 1.300% senior notes due June 15, 2017 were redeemed and paid in full on April 21, 2017.

Credit Facility Indebtedness

On August 2, 2016, the Company repaid the remaining balances of all outstanding term-loan indebtedness and terminated its then existing revolving credit facility with proceeds from the Teva Transaction.  The interest expense on the then outstanding indebtedness in the three months ended March 31, 2016 was $39.3 million.

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

Investment Risk

As of March 31, 2017 our total investments in marketable and equity securities of other companies, including equity method investments, but excluding securities considered cash and cash equivalents were $7,954.1 million (included in marketable securities and investments and other assets). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.

As of March 31, 2017, the Company owns 100.3 million Teva ordinary shares, which are subject to changes in value based on the price of Teva shares.  The Company is subject to lock-up restrictions with the investment in Teva, and as such, is also subject to liquidity risk.

We regularly review the carrying value of our investments and identify and recognize losses, for income statement purposes, when events and circumstances indicate that any declines in the fair values of such investments below our accounting basis are other-than-temporary, including the other-than-temporary impairment of Teva securities in the three months ended March 31, 2017 of $1,978.0 million.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our non-equity investment portfolio. Our cash is invested in money market securities.

Our portfolio of marketable securities includes highly liquid money market securities classified as available-for-sale securities, with no security having a maturity in excess of one year. These include floating rate securities that are exposed to interest rate fluctuations. Because of the short-term nature of these investments, we are subject to minimal interest rate risk and do not believe that an increase in market rates would have a significant negative impact on the realized value of our portfolio.

Floating Rate Debt

At March 31, 2017, borrowings outstanding under the floating rate notes were $1,000.0 million. Assuming a one percent increase in the applicable interest rate on the Company’s floating rates notes, annual interest expense would increase by approximately $10.0 million over the next twelve months.

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

From time to time, we have entered into foreign currency option and forward contracts. Accordingly, we have entered into various contracts which change in value as foreign exchange rates change to allow the Company at its option to economically offset the effect of changes in the value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. We have entered into foreign currency option and forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures.

From time to time, we have used foreign currency option contracts, which provide for the sale or purchase of foreign currencies, if exercised, to economically hedge the currency exchange risks associated with probable but not firmly committed transactions that arise in the normal course of our business. Probable but not firmly committed transactions are comprised primarily of sales of products and purchases of raw material in currencies other than the U.S. dollar. While these instruments were subject to fluctuations in value, such fluctuations were anticipated to offset changes in the value of the underlying exposures.

Net foreign currency gains and losses did not have a material effect on the Company’s results of operations for the three months ended March 31, 2017 and 2016, respectively.

Other

We do not believe that inflation has had a significant impact on our revenues or operations, nor do we have any material commodity price risks.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Allergan plc maintains “disclosure controls and procedures,” as such term is defined under Rule 13a-15(e) of the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed in Allergan plc’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Allergan plc’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective.

As required by SEC Rule 13a-15(b), Allergan plc carried out an evaluation, under the supervision and with the participation of Allergan plc’s management, including Allergan’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Allergan plc s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation and because of the material weakness described below Allergan plc’s Principal Executive Officer and Principal Financial Officer concluded that Allergan plc’s disclosure controls and procedures were not effective as of March 31, 2017.

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

As required by SEC Rule 13a-15(b), Warner Chilcott Limited carried out an evaluation, under the supervision and with the participation of Warner Chilcott Limited’s management, including Warner Chilcott Limited’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Warner Chilcott Limited’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation and because of the material weakness described below Warner Chilcott Limited’s Principal Executive Officer and Principal Financial Officer concluded that Warner Chilcott Limited’s disclosure controls and procedures were not effective as of March 31, 2017.

Material Weakness and Remediation

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, during the fiscal quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, Allergan plc and Warner Chilcott Limited’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to “PART I, ITEM 3. LEGAL PROCEEDINGS,” of our Annual Report on Form 10-K for the year ended December 31, 2016 and “Legal Matters” in “NOTE 19 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Quarterly Report.

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes in the Company’s risk factors from those disclosed in the Company’s Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities; Uses of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2017, we repurchased 121,429 of our ordinary shares to satisfy tax withholding obligations in connection with the vesting of restricted shares issued to employees.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program ($ in millions)
January 1 - 31, 2017	3,155	$214.49	—	—
February 1 - 28, 2017	30,463	$243.63	—	—
March 1 - 31, 2017	87,811	$241.73	—	—
January 1 – March 31, 2017	121,429	$241.50	—	—

ITEM 6.	EXHIBITS

Reference is hereby made to the Exhibit Index on page 88.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2017.

ALLERGAN PLC WARNER CHILCOTT LIMITED

By:	/s/ Maria Teresa Hilado
Name:	Maria Teresa Hilado
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ James C. D’Arecca
Name:	James C. D’Arecca
Title:	Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

10.1#*	Form of Performance-Based Restricted Stock Unit Award Grant Agreement for Employees under the Amended and Restated 2013 Incentive Award Plan of Allergan plc.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. of the Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Scheme Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Label Definition Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Exchange Act.