Form 10-Q
period 2017-06-30
Allergan plc; Warner Chilcott Ltd
filed 2017-08-09
CIK 1578845, 1620602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Number of shares of Allergan plc’s Ordinary Shares outstanding on July 28, 2017: 334,306,189. There is no trading market for securities of Warner Chilcott Limited, all of which are indirectly wholly owned by Allergan plc.

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

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

ALLERGAN PLC

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except par value)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$886.9	$1,724.0
Marketable securities	4,939.0	11,501.5
Accounts receivable, net	2,795.9	2,531.0
Inventories	935.9	718.0
Prepaid expenses and other current assets	875.5	1,383.4
Total current assets	10,433.2	17,857.9
Property, plant and equipment, net	1,750.1	1,611.3
Investments and other assets	290.2	282.1
Non current assets held for sale	11.1	27.0
Deferred tax assets	288.3	233.3
Product rights and other intangibles	62,369.7	62,618.6
Goodwill	49,592.2	46,356.1
Total assets	$124,734.8	$128,986.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,684.6	$5,019.0
Income taxes payable	158.7	57.8
Current portion of long-term debt and capital leases	3,795.0	2,797.9
Total current liabilities	8,638.3	7,874.7
Long-term debt and capital leases	26,443.3	29,970.8
Other long-term liabilities	1,038.3	1,085.0
Other taxes payable	896.1	886.2
Deferred tax liabilities	12,486.0	12,969.1
Total liabilities	49,502.0	52,785.8
Commitments and contingencies (Refer to Note 20)
Equity:
Preferred shares, $0.0001 par value per share, 5.1 million shares authorized, 5.1 million and 5.1 million shares issued and outstanding, respectively	$4,929.7	$4,929.7
Ordinary shares; $0.0001 par value per share; 1,000.0 million shares authorized, 334.1 million and 334.9 million shares issued and outstanding, respectively	-	-
Additional paid-in capital	54,267.8	53,958.9
Retained earnings	14,397.9	18,342.5
Accumulated other comprehensive income / (loss)	1,625.0	(1,038.4)
Total shareholders’ equity	75,220.4	76,192.7
Noncontrolling interest	12.4	7.8
Total equity	75,232.8	76,200.5
Total liabilities and equity	$124,734.8	$128,986.3

See accompanying Notes to Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues	$4,007.4	$3,684.8	$7,580.3	$7,084.1
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	550.2	441.5	1,000.6	918.9
Research and development	489.4	636.5	1,249.3	1,039.6
Selling and marketing	935.2	866.8	1,804.3	1,633.6
General and administrative	459.8	343.2	775.9	672.7
Amortization	1,757.9	1,633.1	3,493.9	3,222.8
In-process research and development impairments	703.3	268.9	1,043.3	274.9
Asset sales and impairments, net	14.0	(17.6)	21.4	(19.3)
Total operating expenses	4,909.8	4,172.4	9,388.7	7,743.2
Operating (loss)	(902.4)	(487.6)	(1,808.4)	(659.1)

Interest income	16.6	2.5	41.9	5.4
Interest (expense)	(277.4)	(345.8)	(567.1)	(678.6)
Other (expense) income, net	(133.5)	150.1	(2,056.3)	150.6
Total other (expense), net	(394.3)	(193.2)	(2,581.5)	(522.6)
(Loss) before income taxes and noncontrolling interest	(1,296.7)	(680.8)	(4,389.9)	(1,181.7)
(Benefit) for income taxes	(581.2)	(258.2)	(1,113.3)	(666.9)
Net (loss) from continuing operations, net of tax	(715.5)	(422.6)	(3,276.6)	(514.8)
(Loss) / income from discontinued operations, net of tax	(8.4)	(77.3)	(11.5)	271.3
Net (loss)	(723.9)	(499.9)	(3,288.1)	(243.5)
(Income) attributable to noncontrolling interest	(2.0)	(1.8)	(3.0)	(2.5)
Net (loss) attributable to shareholders	(725.9)	(501.7)	(3,291.1)	(246.0)
Dividends on preferred shares	69.6	69.6	139.2	139.2
Net (loss) attributable to ordinary shareholders	$(795.5)	$(571.3)	$(3,430.3)	$(385.2)

(Loss) / income per share attributable to ordinary shareholders - basic:
Continuing operations	$(2.35)	$(1.25)	$(10.20)	$(1.66)
Discontinued operations	(0.02)	(0.19)	(0.03)	0.69
Net (loss) per share - basic	$(2.37)	$(1.44)	$(10.23)	$(0.97)
(Loss) / income per share attributable to ordinary shareholders - diluted:
Continuing operations	$(2.35)	$(1.25)	$(10.20)	$(1.66)
Discontinued operations	(0.02)	(0.19)	(0.03)	0.69
Net (loss) per share - diluted	$(2.37)	$(1.44)	$(10.23)	$(0.97)

Dividends per ordinary share	$0.70	$-	$1.40	$-

Weighted average shares outstanding:
Basic	335.2	395.6	335.2	395.2
Diluted	335.2	395.6	335.2	395.2

See accompanying Notes to Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

(Unaudited; in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss)	$(723.9)	$(499.9)	$(3,288.1)	$(243.5)
Other comprehensive income
Foreign currency translation gains / (losses)	697.8	(349.9)	860.4	192.9
Net impact of other-than-temporary loss on investment in Teva securities	-	-	1,599.4	-
Unrealized gains / (losses), net of tax	205.5	4.4	203.6	(15.9)
Total other comprehensive income / (loss), net of tax	903.3	(345.5)	2,663.4	177.0
Comprehensive income / (loss)	179.4	(845.4)	(624.7)	(66.5)
Comprehensive (income) attributable to noncontrolling interest	(2.0)	(1.8)	(3.0)	(2.5)
Comprehensive income / (loss) attributable to ordinary shareholders	$177.4	$(847.2)	$(627.7)	$(69.0)

See accompanying Notes to Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities:
Net (loss)	$(3,288.1)	$(243.5)
Reconciliation to net cash provided by operating activities:
Depreciation	81.2	76.9
Amortization	3,493.9	3,227.6
Provision for inventory reserve	48.7	116.9
Share-based compensation	148.5	188.8
Deferred income tax benefit	(1,478.8)	(327.1)
In-process research and development impairments	1,043.3	274.9
Loss / (gain) on asset sales and impairments, net	21.4	(19.3)
Net income impact of other-than-temporary loss on investment in Teva securities	1,978.0	-
Amortization of inventory step-up	87.8	42.4
Non-cash extinguishment of debt	(8.2)	-
Amortization of deferred financing costs	13.2	21.0
Contingent consideration adjustments, including accretion	15.2	60.8
Other, net	(22.6)	(26.4)
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	(139.0)	(501.2)
Decrease / (increase) in inventories	(95.1)	(183.2)
Decrease / (increase) in prepaid expenses and other current assets	10.5	245.4
Increase / (decrease) in accounts payable and accrued expenses	(207.5)	424.0
Increase / (decrease) in income and other taxes payable	673.7	(477.6)
Increase / (decrease) in other assets and liabilities	(23.5)	(267.5)
Net cash provided by operating activities	2,352.6	2,632.9
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(137.2)	(182.8)
Additions to product rights and other intangibles	(586.3)	-
Additions to investments	(6,787.9)	-
Proceeds from sale of investments and other assets	13,197.5	25.5
Proceeds from sales of property, plant and equipment	4.3	14.5
Acquisitions of businesses, net of cash acquired	(5,290.4)	-
Net cash provided by / (used in) investing activities	400.0	(142.8)
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness, including credit facility	3,023.0	900.0
Debt issuance and other financing costs	(17.5)	-
Payments on debt, including capital lease obligations and credit facility	(5,579.2)	(3,835.6)
Proceeds from stock plans	124.7	107.3
Payments of contingent consideration and other financing	(505.1)	(63.8)
Repurchase of ordinary shares	(35.2)	(67.3)
Dividends paid	(611.9)	(139.2)
Net cash (used in) financing activities	(3,601.2)	(3,098.6)
Effect of currency exchange rate changes on cash and cash equivalents	11.5	2.0
Net (decrease) in cash and cash equivalents	(837.1)	(606.5)
Cash and cash equivalents at beginning of period	1,724.0	1,096.0
Cash and cash equivalents at end of period	$886.9	$489.5
Supplemental Disclosures of Cash Flow Information
Other income taxes paid, net of refunds	$(250.7)	$335.5
Cash payments of interest	$626.9	$683.0
Schedule of Non-Cash Investing and Financing Activities:
Non-cash equity issuance for the acquisition of Zeltiq net assets	$8.5	$-
Deferred consideration for the acquisition of Zeltiq	$13.5	$-
Dividends accrued	$24.6	$24.2

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$858.1	$1,713.2
Marketable securities	4,939.0	11,501.5
Accounts receivable, net	2,795.9	2,531.0
Receivables from Parents	5,163.6	9,289.2
Inventories	935.9	718.0
Prepaid expenses and other current assets	872.9	1,382.1
Total current assets	15,565.4	27,135.0
Property, plant and equipment, net	1,750.1	1,611.3
Investments and other assets	290.2	282.1
Non current receivables from Parents	3,964.0	3,964.0
Non current assets held for sale	11.1	27.0
Deferred tax assets	288.2	233.3
Product rights and other intangibles	62,369.7	62,618.6
Goodwill	49,592.2	46,356.1
Total assets	$133,830.9	$142,227.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,656.3	$4,993.3
Payables to Parents	1,621.6	1,372.8
Income taxes payable	158.7	57.8
Current portion of long-term debt and capital leases	3,795.0	2,797.9
Total current liabilities	10,231.6	9,221.8
Long-term debt and capital leases	26,443.3	29,970.8
Other long-term liabilities	1,037.9	1,086.0
Other taxes payable	896.1	886.2
Deferred tax liabilities	12,486.0	12,969.1
Total liabilities	51,094.9	54,133.9
Commitments and contingencies
Equity:
Members' capital	72,935.1	72,935.1
Retained earnings	8,163.5	16,189.0
Accumulated other comprehensive income / (loss)	1,625.0	(1,038.4)
Total members’ equity	82,723.6	88,085.7
Noncontrolling interest	12.4	7.8
Total equity	82,736.0	88,093.5
Total liabilities and equity	$133,830.9	$142,227.4

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues	$4,007.4	$3,684.8	$7,580.3	$7,084.1
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	550.2	441.5	1,000.6	918.9
Research and development	489.4	636.5	1,249.3	1,039.6
Selling and marketing	935.2	866.8	1,804.3	1,633.6
General and administrative	447.7	339.7	762.0	654.0
Amortization	1,757.9	1,633.1	3,493.9	3,222.8
In-process research and development impairments	703.3	268.9	1,043.3	274.9
Asset sales and impairments, net	14.0	(17.6)	21.4	(19.3)
Total operating expenses	4,897.7	4,168.9	9,374.8	7,724.5
Operating (loss)	(890.3)	(484.1)	(1,794.5)	(640.4)
Non-operating income (expense):
Interest income	37.2	2.5	88.6	5.4
Interest (expense)	(277.4)	(345.8)	(567.1)	(678.6)
Other (expense) / income, net	(133.5)	0.1	(2,056.3)	0.6
Total other (expense), net	(373.7)	(343.2)	(2,534.8)	(672.6)
(Loss) before income taxes and noncontrolling interest	(1,264.0)	(827.3)	(4,329.3)	(1,313.0)
(Benefit) for income taxes	(581.2)	(258.2)	(1,113.3)	(666.9)
Net (loss) from continuing operations, net of tax	(682.8)	(569.1)	(3,216.0)	(646.1)
(Loss) / income from discontinued operations, net of tax	(8.4)	(77.3)	(11.5)	271.3
Net (loss)	(691.2)	(646.4)	(3,227.5)	(374.8)
(Income) attributable to noncontrolling interest	(2.0)	(1.8)	(3.0)	(2.5)
Net (loss) attributable to members	$(693.2)	$(648.2)	$(3,230.5)	$(377.3)

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

(Unaudited; in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss)	$(691.2)	$(646.4)	$(3,227.5)	$(374.8)
Other comprehensive income
Foreign currency translation gains / (losses)	697.8	(349.9)	860.4	192.9
Net impact of other-than-temporary loss on investment in Teva securities	-	-	1,599.4	-
Unrealized gains / (losses), net of tax	205.5	4.4	203.6	(15.9)
Total other comprehensive income / (loss), net of tax	903.3	(345.5)	2,663.4	177.0
Comprehensive income / (loss)	212.1	(991.9)	(564.1)	(197.8)
Comprehensive (income) attributable to noncontrolling interest	(2.0)	(1.8)	(3.0)	(2.5)
Comprehensive income / (loss) attributable to ordinary shareholders	$210.1	$(993.7)	$(567.1)	$(200.3)

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities:
Net (loss)	$(3,227.5)	$(374.8)
Reconciliation to net cash provided by operating activities:
Depreciation	81.2	76.9
Amortization	3,493.9	3,227.6
Provision for inventory reserve	48.7	116.9
Share-based compensation	148.5	188.8
Deferred income tax benefit	(1,478.8)	(327.1)
In-process research and development impairments	1,043.3	274.9
Loss / (gain) on asset sales and impairments, net	21.4	(19.3)
Net income impact of other-than-temporary loss on investment in Teva securities	1,978.0	-
Amortization of inventory step up	87.8	42.4
Non-cash extinguishment of debt	(8.2)	-
Amortization of deferred financing costs	13.2	21.0
Contingent consideration adjustments, including accretion	15.2	60.8
Other, net	(22.6)	(26.4)
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	(139.0)	(501.2)
Decrease / (increase) in inventories	(95.1)	(183.2)
Decrease / (increase) in prepaid expenses and other current assets	13.1	243.2
Increase / (decrease) in accounts payable and accrued expenses	(179.2)	452.4
Increase / (decrease) in income and other taxes payable	673.7	(477.6)
Increase / (decrease) in other assets and liabilities, including receivable / payable with Parents	(43.5)	(64.9)
Net cash provided by operating activities	2,424.1	2,730.4
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(137.2)	(182.8)
Additions to product rights and other intangibles	(586.3)	-
Additions to investments	(6,787.9)	-
Proceeds from the sale of investments and other assets	13,197.5	25.5
Proceeds from sales of property, plant and equipment	4.3	14.5
Acquisitions of businesses, net of cash acquired	(5,290.4)	-
Net cash provided by / (used in) investing activities	400.0	(142.8)
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness, including credit facility	3,023.0	900.0
Debt issuance and other financing costs	(17.5)	-
Payments on debt, including capital lease obligations and credit facility	(5,579.2)	(3,835.6)
Payments of contingent consideration and other financing	(505.1)	(63.8)
Dividend to Parent	(611.9)	(139.2)
Net cash (used in) financing activities	(3,690.7)	(3,138.6)
Effect of currency exchange rate changes on cash and cash equivalents	11.5	2.0
Net (decrease) in cash and cash equivalents	(855.1)	(549.0)
Cash and cash equivalents at beginning of period	1,713.2	1,036.2
Cash and cash equivalents at end of period	$858.1	$487.2
Schedule of Non-Cash Investing and Financing Activities:
Non-cash dividends to Parent	$4,203.9	$-

See accompanying Notes to Consolidated Financial Statements

ALLERGAN PLC AND WARNER CHILCOTT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — General

Allergan plc is a global pharmaceutical company and a leader in a new industry model – Growth Pharma.  Allergan is focused on developing, manufacturing and commercializing branded pharmaceutical (“brand,” “branded” or “specialty brand”), device, biologic, surgical and regenerative medicine products for patients around the world. The Company has operations in more than 100 countries. Warner Chilcott Limited is an indirect wholly-owned subsidiary of Allergan plc and has the same principal business activities.

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

On October 3, 2016, the Company completed the divestiture of the Anda Distribution business to Teva for $500.0 million. The Anda Distribution business distributed generic, branded, specialty and OTC pharmaceutical products from more than 300 manufacturers to retail independent and chain pharmacies, nursing homes, mail order pharmacies, hospitals, clinics and physician offices across the U.S.

The Company recognized a combined gain on the sale of the Anda Distribution business and the Teva Transaction of $15,932.2 million in the year ended December 31, 2016, as well as deferred liabilities relating to other elements of our arrangements with Teva of $299.2 million.

As a result of the Teva Transaction and the divestiture of the Company’s Anda Distribution business, and in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) number 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” the financial results of the businesses held for sale have been reclassified to discontinued operations for all periods presented in our consolidated financial statements. The results of our discontinued operations include the results of our generic product development, manufacturing and distribution of off-patent pharmaceutical products, certain established international brands marketed similarly to generic products and out-licensed generic pharmaceutical products primarily in Europe through our Medis third-party business through August 2, 2016, as well as our Anda Distribution business through October 3, 2016.

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

NOTE 2 – Reconciliation of Warner Chilcott Limited results to Allergan plc results

Warner Chilcott Limited is an indirect wholly-owned subsidiary of Allergan plc (together with other Warner Chilcott Limited parents, the “Parents”), the ultimate parent of the group. The results of Warner Chilcott Limited are consolidated into the results of

Allergan plc. Due to the deminimis activity between Warner Chilcott Limited and the Parents (including Allergan plc), content throughout this filing relates to both Allergan plc and Warner Chilcott Limited. Warner Chilcott Limited representations relate only to itself and not to any other company.  Except where otherwise indicated, and excluding certain insignificant cash and non-cash transactions at the Allergan plc level, these notes relate to the consolidated financial statements for both separate registrants, Allergan plc and Warner Chilcott Limited. In addition to certain inter-company payable and receivable amounts between the entities, the following is a reconciliation of the financial position and results of operations of Warner Chilcott Limited to Allergan plc ($ in millions):

	As of June 30, 2017			As of December 31, 2016
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
Cash and cash equivalents	$886.9	$858.1	$28.8	$1,724.0	$1,713.2	$10.8
Prepaid expenses and other current assets	875.5	872.9	2.6	1,383.4	1,382.1	1.3
Accounts payable and accrued liabilities	4,684.6	4,656.3	28.3	5,019.0	4,993.3	25.7
Other long-term liabilities	1,038.3	1,037.9	0.4	1,085.0	1,086.0	(1.0)

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
General and administrative expenses	$459.8	$447.7	$12.1	$775.9	$762.0	$13.9
Operating (loss)	(902.4)	(890.3)	(12.1)	(1,808.4)	(1,794.5)	(13.9)
Total other (expense), net	(394.3)	(373.7)	(20.6)	(2,581.5)	(2,534.8)	(46.7)
(Loss) before income taxes and noncontrolling interest	(1,296.7)	(1,264.0)	(32.7)	(4,389.9)	(4,329.3)	(60.6)
Net (loss) from continuing operations, net of tax	(715.5)	(682.8)	(32.7)	(3,276.6)	(3,216.0)	(60.6)
Net (loss)	(723.9)	(691.2)	(32.7)	(3,288.1)	(3,227.5)	(60.6)
Dividends on preferred shares	69.6	-	69.6	139.2	-	139.2
Net (loss) attributable to ordinary shareholders/members	(795.5)	(693.2)	(102.3)	(3,430.3)	(3,230.5)	(199.8)

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
General and administrative expenses	$343.2	$339.7	$3.5	$672.7	$654.0	$18.7
Operating (loss)	(487.6)	(484.1)	(3.5)	(659.1)	(640.4)	(18.7)
Total other (expense), net	(193.2)	(343.2)	150.0	(522.6)	(672.6)	150.0
(Loss) before income taxes and noncontrolling interest	(680.8)	(827.3)	146.5	(1,181.7)	(1,313.0)	131.3
Net (loss) from continuing operations, net of tax	(422.6)	(569.1)	146.5	(514.8)	(646.1)	131.3
Net (loss)	(499.9)	(646.4)	146.5	(243.5)	(374.8)	131.3
Dividends on preferred shares	69.6	-	69.6	139.2	-	139.2
Net (loss) attributable to ordinary shareholders/members	(571.3)	(648.2)	76.9	(385.2)	(377.3)	(7.9)

The difference between general and administrative expenses in the three and six months ended June 30, 2017 and 2016 were due to corporate related expenses incurred at Allergan plc as well as transaction costs.  The difference in other (expense), net in the three and six months ended June 30, 2016 related to the payment received by the Company relating to the reimbursement of expenses associated with the termination of the merger agreement with Pfizer, Inc. Movements in equity are due to historical differences in the results of operations of the companies and differences in equity awards.

As of June 30, 2017 and December 31, 2016, Warner Chilcott Limited had $5.2 billion and $9.3 billion in Receivables from Parents, respectively. As of June 30, 2017 and December 31, 2016, Warner Chilcott Limited had $4.0 billion and $4.0 billion in Non-

current Receivables from the Parents, respectively.  These receivables related to intercompany loans between Allergan plc and Allergan Capital S.à.r.l. (formerly known as Actavis Capital S.à.r.l.) and Forest Finance BV, subsidiaries of Warner Chilcott Limited.  These loans are interest-bearing loans with varying term dates.  Total interest income recognized during the three and six months ended June 30, 2017 was $20.6 million and $46.7 million, respectively.

NOTE 3 — Summary of Significant Accounting Policies

The following are interim updates to certain of the policies described in “Note 4” of the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2016 included in the Annual Report.

Reclassifications

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. As a result of implementation of this guidance effective January 1, 2017, the Company reduced previously reported Retained Earnings by $62.4 million and increased previously reported Additional-Paid-In-Capital by $62.4 million. In addition, the Company decreased its net Deferred Tax Liabilities and increased Retained Earnings by $20.8 million for the tax impact of this change. The Company also revised its presentation of previously reported cash flows by eliminating the presentation of “Excess tax benefit from stock-based compensation” which raised operating cash flows and reduced financing cash flows for the six months ended June 30, 2016 by $31.9 million.

Revenue Recognition

General

Revenue from product sales is recognized when title and risk of loss to the product transfers to the customer, which is based on the transaction shipping terms. Recognition of revenue also requires persuasive evidence of an arrangement, reasonable assurance of collection of sales proceeds, and the seller’s price to the buyer to be fixed or determinable. The Company warrants products against defects and for specific quality standards, permitting the return of products under certain circumstances. Product sales are recorded net of all sales-related deductions including, but not limited to: chargebacks, trade discounts, sales returns and allowances, commercial and government rebates, customer loyalty programs and fee-for-service arrangements with certain distributors, which we refer to in the aggregate as sales returns and allowances (“SRAs”).

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

Accounts receivable balances in the Company’s consolidated financial statements are presented net of SRA estimates. SRA balances in accounts receivable were $210.1 million and $287.4 million at June 30, 2017 and December 31, 2016, respectively. SRA balances within accounts payable and accrued expenses were $1,864.7 million and $1,891.4 million at June 30, 2017 and December 31, 2016, respectively. The movements in the SRA reserve balances in the six months ended June 30, 2017 are as follows ($ in millions):

Balance as of December 31, 2016	$2,178.8
Provision to reduce gross product sales to net product sales	3,869.9
Acquired balances in the LifeCell and Zeltiq acquisitions	41.3
Payments and other	(4,015.2)
Balance as of June 30, 2017	$2,074.8

The provisions recorded to reduce gross product sales to net product sales, excluding discontinued operations, were as follows ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gross product sales	$5,888.4	$5,388.4	$11,270.8	$10,394.8
Provisions to reduce gross product sales to net product sales	(1,977.3)	(1,754.1)	(3,869.9)	(3,395.7)
Net product sales	$3,911.1	$3,634.3	$7,400.9	$6,999.1
Percentage of provisions to gross sales	33.6%	32.6%	34.3%	32.7%

The increase in provisions to reduce gross product sales to net product sales was attributable primarily to the US business with higher rebates to maintain broad coverage for key brands, an increase in coupon/co-pay program participation and an annual price increase which drove increases in statutory Medicaid and chargeback related discounts.

Goodwill and Intangible Assets with Indefinite-Lives

General

The Company tests goodwill and intangible assets with indefinite-lives for impairment annually in the second quarter. Additionally, the Company may perform interim tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit below its carrying amount. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units.

Goodwill is considered impaired if the carrying amount of the net assets exceeds the fair value of the reporting unit. Impairment, if any, would be recorded in operating income and this could result in a material impact to net income / (loss) and income / (loss) earnings per share.

Acquired in-process research and development (“IPR&D”) intangible assets represent the value assigned to acquired research and development projects that, as of the date acquired, represent the right to develop, use, sell and/or offer for sale a product or other intellectual property that the Company has acquired with respect to products and/or processes that have not been completed or approved. The IPR&D intangible assets are subject to impairment testing until completion or abandonment of each project. Upon abandonment, the assets are impaired, if there is no future alternative use or ability to sell the asset. Impairment testing requires the development of significant estimates and assumptions involving the determination of estimated net cash flows for each year for each project or product (including net revenues, cost of sales, research and development (“R&D”) costs, selling and marketing costs and other costs which may be allocated), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the potential regulatory and commercial success risks, and competitive trends impacting the asset and each cash flow stream as well as other factors. The major risks and uncertainties associated with the timely and successful completion of the IPR&D projects include legal risk, market risk and regulatory risk. Changes in these assumptions could result in future impairment charges. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change or the timely completion of each project and commercial success will occur. For these and other reasons, actual results may vary significantly from estimated results.

Upon successful completion of each project and approval of the product, we will make a separate determination of the useful life of the intangible, transfer the amount to currently marketed products (“CMP”) and amortization expense will be recorded over the estimated useful life.

Annual Testing

The Company evaluated goodwill for five reporting units during the second quarter of 2017.  The Company performed its annual impairment test utilizing long-term growth rates for its reporting units ranging from 0.0% to 2.0% in its estimation of fair value and discount rates ranging from 7.5% to 8.5%.  The factors used in evaluating goodwill for impairment are subject to change and are tracked against historical results by management. Changes in the key assumptions by management can change the results of testing. The Company determined there was no impairment associated with goodwill.

The Company performed its annual IPR&D impairment test in the second quarter of 2017.  Based on events occurring or decisions made within the quarter ended June 30, 2017, the Company noted IPR&D impairments of $486.0 million related to an anticipated approval delay due to certain product specifications for a CNS project obtained as part of the Allergan Acquisition, a $91.3 million impairment of a women’s healthcare project based on the Company’s intention to divest the non-strategic asset, a $57.0 million impairment due to a delay in anticipated launch of a women’s healthcare project, a $44.0 million impairment resulting from a decrease in projected cash flows due to a decline in market demand assumptions of an eye care project obtained as part of the Allergan Acquisition and a $20.0 million impairment of an eye care project obtained as part of the Allergan acquisition.  As part of the Company’s ongoing R&D portfolio reviews, the Company has placed on hold certain non-abandoned IPR&D projects.  The Company’s future intentions with the projects may lead to future impairments of the assets.

During the second quarter of 2016, the Company recorded IPR&D impairments related to an international eye care pipeline project of $35.0 million based on a decrease in projected cash flows due to market conditions as well as an impairment of $20.0 million for a specified indication of a Botox therapeutic product based on a decrease in projected cash flows due to a decline in market demand assumptions.  In addition, during the three months ended June 30, 2016, the Company impaired IPR&D projects relating to women’s healthcare of $24.0 million and osteoarthritis of approximately $190.0 million based on clinical results.

Litigation and Contingencies

The Company is involved in various legal proceedings in the normal course of its business, including product liability litigation, intellectual property litigation, employment litigation and other litigation. Additionally, the Company, in consultation with its counsel, assesses the need to record a liability for contingencies on a case-by-case basis in accordance with FASB Accounting Standards Codification (“ASC”) Topic 450 “Contingencies” (“ASC 450”). For more information on litigation and contingencies, refer to  “NOTE 20 — Commitments and Contingencies” in this Quarterly Report.

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

A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following ($ in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) / income:
Net (loss) attributable to ordinary shareholders excluding income from discontinued operations, net of tax	$(787.1)	$(494.0)	$(3,418.8)	$(656.5)
(Loss) / income from discontinued operations, net of tax	(8.4)	(77.3)	(11.5)	271.3
Net (loss) attributable to ordinary shareholders	$(795.5)	$(571.3)	$(3,430.3)	$(385.2)

Basic weighted average ordinary shares outstanding	335.2	395.6	335.2	395.2

Basic EPS:
Continuing operations	$(2.35)	$(1.25)	$(10.20)	$(1.66)
Discontinued operations	$(0.02)	$(0.19)	$(0.03)	$0.69
Net (loss) per share	$(2.37)	$(1.44)	$(10.23)	$(0.97)

Dividends per ordinary share	$0.70	$-	$1.40	$-

Diluted weighted average ordinary shares outstanding	335.2	395.6	335.2	395.2

Diluted EPS:
Continuing operations	$(2.35)	$(1.25)	$(10.20)	$(1.66)
Discontinued operations	$(0.02)	$(0.19)	$(0.03)	$0.69
Net (loss) per share	$(2.37)	$(1.44)	$(10.23)	$(0.97)

Stock awards to purchase 3.9 and 4.2 million ordinary shares for the three and six months ended June 30, 2017, respectively, were outstanding, but not included in the computation of diluted EPS, because the awards were anti-dilutive. The weighted average impact of ordinary share equivalents of 17.6 million for the three and six months ended June 30, 2017, which are anticipated to result from the mandatory conversion of the Company’s preferred shares were not included in the calculation of diluted EPS as their impact would be anti-dilutive.  The impact of the share repurchase on basic EPS was 0.7 million weighted average shares and 0.3 million weighted average shares for the three and six months ended June 30, 2017, respectively. Refer to “NOTE 16 –Shareholder’s Equity” for further discussion on the Company’s Share Repurchase Program. The impact of the Share Repurchase Program was anti-dilutive for the three and six months ended June 30, 2017.

Stock awards to purchase 4.2 million and 4.7 million ordinary shares for the three and six months ended June 30, 2016, respectively, were outstanding, but not included in the computation of diluted EPS, because the awards were anti-dilutive for continuing operations and as such the treatment for discontinued operations is also anti-dilutive. The weighted average impact of ordinary share equivalents of 17.6 million for the three and six months ended June 30, 2016, which are anticipated to result from the mandatory conversion of the Company’s preferred shares, were not included in the calculation of diluted EPS as their impact would be anti-dilutive.

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

Recent Accounting Pronouncements

On May 28, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), with an effective date for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The effective date for ASU 2014-09 was deferred by one year through the issuance of ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Subsequent to the issuance of ASU 2014-09, the FASB issued multiple updates which are intended to improve the operability and understandability of the implementation guidance, and to provide clarifying guidance in certain narrow areas and add some practical expedients, which include guidance on principal versus agent considerations; identifying performance obligations; licensing implementation guidance; assessing the specific collectability criterion and accounting for certain contracts; presentation of sales taxes and other similar taxes collected from customers; noncash consideration; contract modifications at transition and completed contracts at transition. The guidance provides clarification that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption, however, an entity is still required to disclose the effect of the changes on any prior periods retrospectively adjusted. The Company is continuing to evaluate the impact of the new revenue guidance.  The majority of the Company’s revenue relates to the sale of finished product to various customers and we do not believe that the adoption of the new standard will have a material impact on these transactions.  The Company is continuing to evaluate the impact of certain less significant transactions involving collaboration arrangements, warranties, costs of entering into contracts, as well as certain rebates and discounts offered.  The Company expects to adopt the standard in 2018 using the modified retrospective approach.

In February 2016, the FASB issued ASU 2016-02, which states that a lessee should recognize the assets and liabilities that arise from leases. This update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the impact the pronouncement will have on our financial position and results of operations.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets including trade receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is evaluating the impact, if any, the pronouncement will have on our financial position and results of operations.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. The amendments require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments eliminate the exception for an intra-entity transfer of an asset other than inventory. Two common examples of assets included in the scope of the amendments are intellectual property and property, plant, and equipment. The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities in the first interim period if an entity issues interim financial statements. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is evaluating the impact the pronouncement will have on our financial position and results of operations.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments eliminate Step 2 from the goodwill impairment test. The goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. The amendments should be applied on a prospective basis. The nature of and reason for the change in accounting principle should be disclosed upon transition. The amendments are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of the guidance is not anticipated to have a material impact on the Company’s financial position or results of operations.

In March 2017, the FASB issued ASU No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed.  In addition, the amendments also allow only the service cost component to be eligible for capitalization when applicable. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company does not anticipate the standard having an impact on our financial position and results of operations.

In March 2017, The FASB issued Accounting Standards Update (ASU) 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. However, the amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  The amendments are effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Entities are required to apply the amendments on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The entity is required to provide disclosures about a change in accounting principle in the period of adoption. The Company is evaluating the impact the amendments will have on our financial position and results of operations.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718) — Scope of Modification Accounting. ASU 2017-09 applies to entities that change the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 include guidance on determining changes to the terms and conditions of share-based payment awards and require an entity to apply modification accounting under Topic 718 unless all of the following conditions are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 and should be applied prospectively to an award modified on or after the adoption date. The Company is evaluating the impact the amendments will have on our financial position and results of operations.

NOTE 4 — Acquisitions and Other Agreements

2017 Transactions

The following are the significant transactions that were completed in the six months ended June 30, 2017.

Acquisitions

Keller Medical, Inc.

On June 23, 2017 the Company acquired Keller Medical, Inc. (“Keller”), a privately held medical device company and developer of the Keller Funnel® (the “Keller Acquisition”).  The acquisition combines the Keller Funnel®, a surgical device used in conjunction with breast implants, with the Company’s leading breast implants business.

ZELTIQ® Aesthetics, Inc.

On April 28, 2017 the Company acquired Zeltiq® Aesthetics, Inc. (“Zeltiq”) for an acquisition accounting purchase price of $2,405.4 million (the “Zeltiq Acquisition”). Zeltiq was focused on developing and commercializing products utilizing its proprietary controlled-cooling technology platform. The acquisition combined Zeltiq’s body contouring business with the Company’s leading portfolio of medical aesthetics.

Assets Acquired and Liabilities Assumed at Fair Value

The transaction has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. As of June 30, 2017, certain amounts relating to the valuation of tax related matters and intangible assets have not been finalized. The finalization of these matters may result in changes to goodwill.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date ($ in millions):

Amount
Cash and cash equivalents	$36.7
Accounts receivable	47.0
Inventories	59.3
Property, plant and equipment	12.4
Intangible assets	1,185.0
Goodwill	1,204.6
Other assets	17.1
Accounts payable and accrued expenses	(93.6)
Deferred revenue	(10.6)
Deferred taxes, net	(51.2)
Other liabilities	(1.3)
Net assets acquired	$2,405.4

IPR&D and Intangible Assets

The estimated fair value of the intangible assets, including Customer Relationships, was determined using the “income approach,” which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of those asset valuations include the estimated net cash flows for each year for each asset or product (including net revenues, cost of sales, R&D costs, selling and marketing costs, other allocated costs, and working capital/contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the potential regulatory and commercial success risks, competitive trends impacting the asset and each cash flow stream.  This technique is referred to as the “IPR&D and Intangible Asset Valuation Technique.”

The fair value of the intangible assets acquired in the Zeltiq Acquisition was determined using the IPR&D and Intangible Asset Valuation Technique. The discount rate used to arrive at the present value for acquired intangible assets ranged from 10.0% to 11.0% to reflect the internal rate of return and incremental commercial uncertainty in the cash flow projections. The discount rate of the acquisition was driven by the life-cycle stage of the products and the therapeutic indication. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results.

The following table identifies the summarized amounts recognized and the weighted average useful lives using the economic benefit of intangible assets ($ in millions):

	Amount recognized as of the acquisition date	Weighted average useful lives (years)
Definite-lived assets
Consumables	$985.0	6.7
System	43.0	3.7
Total CMP	1,028.0
Customer Relationships	157.0	6.6
Total definite-lived assets	1,185.0

Goodwill

Among the reasons the Company acquired Zeltiq and the factors that contributed to the preliminary recognition of goodwill was the expansion of the Company’s leading medical aesthetics portfolio.  Goodwill from the Zeltiq Acquisition of $958.7 million was assigned to the US Specialized Therapeutic segment and $245.9 million was assigned to the International segment and is non-deductible for tax purposes.

Inventories

The fair value of inventories acquired included an acquisition accounting fair market value step-up of $22.9 million. In the three and six months ended June 30, 2017, the Company recognized $11.9 million, as a component of cost of sales as the inventory acquired was sold to the Company’s customers.

Long-Term Deferred Tax Liabilities and Other Tax Liabilities

Long-term deferred tax liabilities and other tax liabilities result from identifiable intangible assets’ fair value adjustments. These adjustments create excess book basis over the tax basis which is multiplied by the statutory tax rate for the jurisdiction in which the deferred taxes exist.

LifeCell Corporation

On February 1, 2017, the Company acquired LifeCell Corporation (“LifeCell”), a regenerative medicine company, for an acquisition accounting price of $2,883.1 million (the “LifeCell Acquisition”). The acquisition combined LifeCell's novel, regenerative medicines business, including its high-quality and durable portfolio of dermal matrix products, with Allergan's leading portfolio of medical aesthetic products, breast implants and tissue expanders. The acquisition of LifeCell expanded the Company’s portfolio including the promotion of Alloderm® and Strattice®.

Assets Acquired and Liabilities Assumed at Fair Value

The transaction has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. As of June 30, 2017, certain amounts relating to the valuation of tax related matters, intangible assets and gross-to-net deductions have not been finalized. The finalization of these matters may result in changes to goodwill.

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

IPR&D and Intangible Assets

The fair value of the acquired intangible assets was determined using the IPR&D and Intangible Asset Valuation Technique. The discount rate used to arrive at the present value for acquired intangible assets was 7.5% to reflect the internal rate of return and incremental commercial uncertainty in the cash flow projections in the LifeCell Acquisition. The discount rate of the acquisition was driven by the life-cycle stage of the products, the advanced nature of IPR&D projects, and IPR&D assets acquired and the therapeutic indication. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results.

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

Goodwill

Among the reasons the Company acquired LifeCell and the factors that contributed to the preliminary recognition of goodwill was the expansion of the Company’s leading product portfolio.  Goodwill from the LifeCell Acquisition of $1,469.8 million was assigned to the US Specialized Therapeutic segment and is non-deductible for tax purposes.

Inventories

The fair value of inventories acquired included an acquisition accounting fair market value step-up of $108.4 million. In the three and six months ended June 30, 2017, the Company recognized $48.0 million and $75.9 million, respectively, as a component of cost of sales as the inventory acquired was sold to the Company’s customers.

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

Licenses and Other Transactions Accounted for as Asset Acquisitions

Editas Medicine, Inc.

On March 14, 2017, the Company entered into a strategic alliance and option agreement with Editas Medicine, Inc. (“Editas”) for access to early stage, first-in-class eye care programs. Pursuant to the agreement, Allergan made an upfront payment of $90.0 million for the right to license up to five of Editas’ gene-editing programs in eye care, including its lead program for Leber Congenital Amaurosis (“LCA”) currently in pre-clinical development. Under the terms of the agreement, if an option is exercised, Editas is eligible to receive contingent research and development and commercial milestones plus royalties based on net sales.  The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing, as well as the lack of certain other inputs and processes, that the transaction did not qualify as a business. The total upfront payment of $90.0 million was expensed as a component of R&D expense in the six months ended June 30, 2017. The future option exercise payments, if any, and any future success based milestones relating to licensed products will be recorded if the corresponding events become probable.

Assembly Biosciences, Inc.

On January 9, 2017, the Company entered into a licensing agreement with Assembly Biosciences, Inc. (“Assembly”) for the worldwide rights to Assembly’s microbiome gastrointestinal development programs. Under the terms of the agreement, the Company made an upfront payment to Assembly of $50.0 million for the exclusive, worldwide rights to develop and commercialize certain development compounds. Additionally, Assembly will be eligible to receive success-based development and commercial milestone payments plus royalties based on net sales. The Company and Assembly will generally share development costs through proof-of-concept (“POC”) studies, and Allergan will assume all post-POC development costs.  The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing as well as the lack of certain other inputs and processes that the transaction did not qualify as a business.  The total upfront payment of $50.0 million was expensed as a component of R&D expense in the six months ended June 30, 2017 and the future success based milestone payments of up to $2,771.0 million will be recorded if the corresponding events become probable.

Lysosomal Therapeutics, Inc.

On January 9, 2017, the Company entered into a definitive agreement for the option to acquire Lysosomal Therapeutics, Inc. (“LTI”). LTI is focused on innovative small-molecule research and development in the field of neurodegeneration, yielding new treatment options for patients with severe neurological diseases. Under the agreement, Allergan acquired an option right directly from LTI shareholders to acquire LTI for $150.0 million plus future milestone payments following completion of a Phase 1b trial for LTI-291 as well as an upfront research and development payment. The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing, as well as the lack of certain other inputs and processes, that the transaction did not qualify as a business. The aggregate payment of $145.0 million was recorded as a component of R&D expense in the six months ended June 30, 2017.

2016 Transactions

The following are the significant transactions that were completed in the year ended December 31, 2016.

Acquisitions

Tobira Therapeutics, Inc.

On November 1, 2016, the Company acquired Tobira Therapeutics, Inc. (“Tobira”), a clinical-stage biopharmaceutical company focused on developing and commercializing therapies for non-alcoholic steatohepatitis (“NASH”) and other liver diseases for an acquisition accounting purchase price of $570.1 million, plus contingent consideration of up to $49.84 per share in contingent value rights (“CVR”), or up to $1,101.3 million, that may be payable based on the successful completion of certain development, regulatory and commercial milestones (the “Tobira Acquisition”), of which $303.1 million was paid in the three months ended June 30, 2017. The CVR had an acquisition date fair value of $479.0 million. The acquisition adds Cenicriviroc and Evogliptin, two differentiated, complementary development programs for the treatment of the multi-factorial elements of NASH, including inflammation, metabolic syndromes and fibrosis, to Allergan's global gastroenterology R&D pipeline.

Assets Acquired and Liabilities Assumed at Fair Value

The Tobira Acquisition has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date.  As of June 30, 2017, certain amounts relating to the valuation of tax related matters have not been finalized. The finalization of these matters may result in changes to goodwill.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date ($ in millions):

Amount
Cash and cash equivalents	$21.3
IPR&D intangible asset	1,357.0
Goodwill	112.7
Indebtedness	(15.9)
Contingent consideration	(479.0)
Deferred tax liabilities, net	(395.9)
Other assets and liabilities	(30.1)
Net assets acquired	$570.1

Contingent Consideration

As part of the Tobira Acquisition, the Company was required to pay the former shareholders of Tobira up to $1,101.3 million based on the timing of certain development, regulatory and commercial milestones, if any.  The Company estimated the fair value of the contingent consideration to be $479.0 million using a probability weighted average approach that considered the possible outcomes of scenarios related to the specified product.

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

Assets Acquired and Liabilities Assumed at Fair Value

The transaction has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date.  As of June 30, 2017, certain amounts relating to the valuation of tax related matters have not been finalized. The finalization of these matters may result in changes to goodwill.

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

Assets held for sale

The Company held for sale certain intangible assets acquired as part of the Vitae Acquisition for an acquisition accounting value of $22.5 million. In the quarter ended June 30, 2017, the Company sold these assets for $22.5 million.

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

Licenses and Other Transactions Accounted for as Asset Acquisitions

In the year ended December 31, 2016, none of the following completed transactions qualified as a business.  The conclusion for each transaction was determined based on the stage of development of the specific assets acquired, the lack of acquired employees in the individual transactions and the lack of acquired manufacturing processes, as well as the lack of certain other inputs and processes.  As a result, the initial consideration in these transactions was included as a component of R&D expenses in the year ended December 31, 2016 as follows ($ in millions):

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

Acquisition-Related Expenses

As a result of the Allergan acquisition, the Company incurred the following transaction and integration costs in the three months ended June 30, 2017 and 2016, respectively ($ in millions):

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Cost of sales
Stock-based compensation acquired for Legacy Allergan employees	$1.2	$2.1
Acquisition, integration and restructuring related charges	0.3	1.9
Research and development
Stock-based compensation acquired for Legacy Allergan employees	6.0	9.4
Acquisition, integration and restructuring related charges	-	1.0
Selling and marketing
Stock-based compensation acquired for Legacy Allergan employees	7.8	16.7
Acquisition, integration and restructuring related charges	0.9	7.9
General and administrative
Stock-based compensation acquired for Legacy Allergan employees	3.0	8.4
Acquisition, integration and restructuring related charges	4.0	53.8
Total transaction and integration costs	$23.2	$101.2

As a result of the Allergan acquisition, the Company incurred the following transaction and integration costs in the six months ended June 30, 2017 and 2016, respectively ($ in millions):

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Cost of sales
Stock-based compensation acquired for Legacy Allergan employees	$2.7	$5.2
Acquisition, integration and restructuring related charges	0.9	5.8
Research and development
Stock-based compensation acquired for Legacy Allergan employees	13.9	23.3
Acquisition, integration and restructuring related charges	0.5	3.8
Selling and marketing
Stock-based compensation acquired for Legacy Allergan employees	18.9	37.2
Acquisition, integration and restructuring related charges	-	12.9
General and administrative
Stock-based compensation acquired for Legacy Allergan employees	7.4	18.3
Acquisition, integration and restructuring related charges	9.2	93.6
Total transaction and integration costs	$53.5	$200.1

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

In October 2016, pursuant to our agreement with Teva, Teva provided the Company with its proposed estimated adjustment to the closing date working capital balance.  The Company disagrees with Teva’s proposed adjustment, and, pursuant to our agreement with Teva, each of the Company’s and Teva’s proposed adjustments have been submitted to arbitration to determine the working capital amount in accordance with GAAP as applied by the Company consistent with past practice. Teva initially proposed an adjustment of approximately $1.4 billion and subsequently submitted a revised adjustment of approximately $1.5 billion to the arbitrator, and the final amount of any contractual adjustment as determined in accordance with the arbitration could vary materially from the adjustment calculated by the Company and would be reflected in our financial statements for discontinued operations.  Any adjustment to the Company’s proceeds from the Teva Transaction could have a material adverse effect on the Company’s results of operations and cash flows.  The Company anticipates a decision from the arbitration in the fourth quarter of 2017 in accordance with the timeline agreed by the parties and arbitrator.

The fair value of Teva Shares owned are recorded within “Marketable securities” on the Company’s Consolidated Balance Sheet. The closing Teva Transaction date opening stock price discounted at a rate of 5.9 percent due to the lack of marketability was used to initially value the shares. At March 31, 2017, the Company determined that the decline in value since August 2, 2016 was other-than-temporary.  As a result, the Company impaired the value of its investment by $1,978.0 million at March 31, 2017 as a component of other (expense) income.  The determination was made based on the amount of time that the stock price had been below acquisition date value, intentions regarding the potential holding period of the shares, and the materiality of the decline in share price.

As of June 30, 2017, the value of the Teva Shares is $3,268.4 million, which includes a discount rate due to the lack of marketability of 1.9 percent. In the quarter ended June 30, 2017, the Company recognized an unrealized gain on the Teva securities of $207.8 million over the March 31, 2017 cost basis, which is recognized as a component of other comprehensive income.

On October 3, 2016, the Company completed the divestiture of the Anda Distribution business for $500.0 million.

Financial results of the global generics business and the Anda Distribution business are presented as "(Loss) / Income from discontinued operations, net of tax” on the Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016.  The loss from discontinued operations, net of tax of $8.4 million and $11.5 million, respectively, in the three and six months ended June 30, 2017, primarily related to ongoing matters with respect to the Teva Transaction.

The following table presents key financial results of the businesses included in "(Loss) / Income from discontinued operations" for the three and six months ended June 30, 2016 ($ in millions):

	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2016
Net revenues	$2,095.9	$3,747.8
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	1,281.0	2,267.3
Research and development	120.0	232.3
Selling and marketing	142.5	283.5
General and administrative	167.6	309.1
Amortization	2.4	4.8
Total operating expenses	1,713.5	3,097.0
Operating income	382.4	650.8
Other (expense) income, net	(0.6)	(0.4)
Provision for income taxes	459.1	379.1
Net income from discontinued operations	$(77.3)	$271.3

Depreciation and amortization was ceased upon the determination that the held for sale criteria were met, which were the announcement dates of the Teva Transaction and the divestiture of the Anda Distribution business.  The depreciation, amortization and significant operating and investing non-cash items of the discontinued operations were as follows ($ in millions):

Six Months Ended June 30,
2016
Depreciation from discontinued operations	$2.1
Amortization from discontinued operations	4.8
Capital expenditures	75.0
Deferred income tax expense	342.0

NOTE 6 – Other (Expense) Income

Other (expense) income consisted of the following ($ in millions):

	Three Months Ended June 30,
	2017	2016
Debt extinguishment costs as part of the debt tender offer	$(161.5)	$-
Dividend income	34.1	-
Pfizer termination fee (Allergan plc only)	-	150.0
Other income	(6.1)	0.1
Other (expense) income, net	$(133.5)	$150.1

	Six Months Ended June 30,
	2017	2016
Net income impact of other-than-temporary loss on investment in Teva securities	$(1,978.0)	$-
Debt extinguishment costs as part of the debt tender offer	(161.5)	-
Dividend income	68.2	-
Naurex recovery	20.0	-
Pfizer termination fee (Allergan plc only)	-	150.0
Other income	(5.0)	0.6
Other (expense) income, net	$(2,056.3)	$150.6

Teva Securities

As described in Note 5, the Company recognized an other-than-temporary impairment on its investment in Teva securities of $1,978.0 million in the six months ended June 30, 2017.

Debt Extinguishment

As described in Note 13, the Company repaid $2,843.3 million of senior notes.  In the three and six months ended June 30, 2017, as a result of the extinguishment, the Company recognized a loss of $161.5 million, within “Other income/ (expense)” for the early tender payment and non-cash write-off of premiums and debt fees related to the repurchased notes, including $170.5 million of a make-whole premium.

Dividend income

As a result of the Teva Transaction, the Company acquired 100.3 million Teva ordinary shares.  During the three and six months ended June 30, 2017, the Company received dividend income of $34.1 million and $68.2 million, respectively.

Naurex Recovery

On August 28, 2015, the Company acquired certain products in early stage development of Naurex, Inc. (“Naurex”) in an all-cash transaction, which was accounted for as an asset acquisition (the “Naurex Transaction”).  The Company received a purchase price reduction of $20.0 million in the six months ended June 30, 2017 based on the settlement of an open contract negotiation.

Pfizer termination fee

In the three and six months ended June 30, 2016, the Company received a payment of $150.0 million from Pfizer Inc. for reimbursement of expenses associated with the termination of the merger agreement which is reported as other income.

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
•

Performance-based restricted stock unit awards measured to performance-based targets defined by the Company, including, but not limited to, total shareholder return metrics, R&D milestones and EBITDA, as defined by the Company;

•	Non-qualified options to purchase outstanding shares; and
•	Cash-settled awards recorded as a liability. These cash settled awards are based on pre-established total shareholder returns metrics.

Option award plans require options to be granted at the fair market value of the shares underlying the options at the date of the grant and generally become exercisable over periods ranging from three to five years. Each option granted expires ten years from the date of the grant. Restricted stock awards are grants that entitle the holder to ordinary shares, subject to certain terms. Restricted stock unit awards are grants that entitle the holder the right to receive an ordinary share, subject to certain terms. Restricted stock and restricted stock unit awards (both time-based vesting and performance-based vesting) generally have restrictions that lapse over a one to four year vesting period. Restrictions generally lapse for non-employee directors after one year. Certain restricted stock units are performance-based awards issued at a target number with the actual number of ordinary shares issued ranging based on achievement of the performance criteria.  All restricted stock and restricted stock units which remain active under the Company’s equity award plans are eligible to receive cash dividend equivalent payments upon vesting.

Fair Value Assumptions

All restricted stock and restricted stock units (whether time-based vesting or performance-based vesting) are granted and expensed using the fair value per share on the applicable grant date, over the applicable vesting period. Non-qualified options to purchase ordinary shares are granted to employees at exercise prices per share equal to the closing market price per share on the date of grant. The fair value of non-qualified options is determined on the applicable grant dates using the Black-Scholes method of valuation and that amount is recognized as an expense over the vesting period. Using the Black-Scholes valuation model, the fair value of options is based on the following assumptions:

	2017 Grants	2016 Grants
Dividend yield	1.2%	0%
Expected volatility	27.0%	27.0%
Risk-free interest rate	2.0 - 2.3%	1.3 - 2.4%
Expected term (years)	7.0	7.0 - 7.5

Share-Based Compensation Expense

Share-based compensation expense recognized in the Company’s results of operations for the three months ended June 30, 2017 and 2016 was as follows ($ in millions):

	Three Months Ended June 30,
	2017	2016
Equity based compensation awards	$85.8	$89.8
Cash-settled awards in connection with the Zeltiq Acquisition	31.5	-
Non-equity settled awards other	-	(1.6)
Total share-based compensation expense	$117.3	$88.2

Included in the table above is share-based compensation relating to discontinued operations of $4.6 million for the three months ended June 30, 2016.

Share-based compensation expense recognized in the Company’s results of operations for the six months ended June 30, 2017 and 2016 were as follows ($ in millions):

	Six Months Ended June 30,
	2017	2016
Equity-based compensation awards	$148.5	$188.8
Cash-settled awards in connection with the Zeltiq Acquisition	31.5	-
Non-equity settled awards other	13.1	7.6
Total share-based compensation expense	$193.1	$196.4

Included in the table above is share-based compensation relating to discontinued operations of $12.8 million for the six months ended June 30, 2016.

Included in the equity-based compensation awards for the three and six months ended June 30, 2017 and 2016 is the impact of accelerations and step-ups relating to the acquisition accounting treatment of outstanding awards acquired in the Allergan, Forest, and Zeltiq acquisitions as follows ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Zeltiq Acquisition	$37.7	$-	$37.7	$-
Allergan Acquisition	10.4	25.8	27.8	60.0
Forest Acquisition	2.9	14.3	7.5	27.2
Total	$51.0	$40.1	$73.0	$87.2

Unrecognized future share-based compensation expense was $523.6 million as of June 30, 2017, including $64.5 million from the Allergan Acquisition, $33.5 million from the Zeltiq Acquisition, and $8.5 million from the Forest Acquisition. This amount will be recognized as an expense over a remaining weighted average period of 1.8 years. Share-based compensation is being amortized and charged to operations over the same period as the restrictions are eliminated for the participants, which is generally on a straight-line basis.

Share Activity

The following is a summary of equity award activity for unvested restricted stock and stock units in the period from December 31, 2016 through June 30, 2017:

(in millions, except per share data)	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Grant Date Fair Value
Restricted shares / units outstanding at December 31, 2016	1.5	$251.88	1.6	$388.0
Granted	1.1	236.16		260.5
Assumed as part of the Zeltiq Acquisition *	0.2	213.15		41.8
Vested	(0.3)	232.71		(83.5)
Forfeited	(0.1)	267.64		(15.0)
Restricted shares / units outstanding at June 30, 2017	2.4	$244.14	2.2	$591.8

*	Awards assumed as part of the Zeltiq Acquisition represent the pro rata portion of future compensation as of April 28, 2017.

The following is a summary of equity award activity for non-qualified options to purchase ordinary shares in the period from December 31, 2016 through June 30, 2017:

(in millions, except per share data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2016	9.0	$113.77	5.9	$861.7
Granted	0.3	239.33
Exercised	(1.2)	(92.25)
Cancelled	(0.1)	(122.14)
Outstanding, vested and expected to vest at June 30, 2017	8.0	$118.58	6.1	$995.3

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

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the three months ended June 30, 2017 and 2016 ($ in millions):

	Three Months Ended June 30, 2017
	US Specialized	US General
	Therapeutics	Medicine	International	Total
Net revenues	$1,715.0	$1,427.7	$858.5	$4,001.2

Operating expenses:
Cost of sales(1)	128.8	203.2	125.0	457.0
Selling and marketing	356.8	288.1	238.9	883.8
General and administrative	49.8	41.3	28.3	119.4
Segment Contribution	$1,179.6	$895.1	$466.3	$2,541.0
Contribution margin	68.8%	62.7%	54.3%	63.5%
Corporate				478.8
Research and development				489.4
Amortization				1,757.9
In-process research and development impairments				703.3
Asset sales and impairments, net				14.0
Operating (loss)				$(902.4)
Operating margin				(22.6)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.

	Three Months Ended June 30, 2016
	US Specialized	US General
	Therapeutics	Medicine	International	Total
Net revenues	$1,488.9	$1,449.1	$757.0	$3,695.0

Operating expenses:
Cost of sales(1)	75.1	214.9	115.0	405.0
Selling and marketing	287.8	332.7	207.2	827.7
General and administrative	46.0	43.7	30.9	120.6
Segment Contribution	$1,080.0	$857.8	$403.9	$2,341.7
Contribution margin	72.5%	59.2%	53.4%	63.4%
Corporate				308.4
Research and development				636.5
Amortization				1,633.1
In-process research and development impairments				268.9
Asset sales and impairments, net				(17.6)
Operating (loss)				$(487.6)
Operating margin				(13.2)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.

The following is a reconciliation of net revenues for the operating segments to the Company’s net revenues for the three months ended June 30, 2017 and 2016 ($ in millions):

	Three Months Ended June 30,
	2017	2016
Segment net revenues	$4,001.2	$3,695.0
Corporate revenues	6.2	(10.2)
Net revenues	$4,007.4	$3,684.8

No country outside of the United States represents ten percent or more of net revenues. The US Specialized Therapeutics and US General Medicine segments are comprised solely of sales within the United States.

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the six months ended June 30, 2017 and 2016 ($ in millions):

	Six Months Ended June 30, 2017
	US Specialized	US General
	Therapeutics	Medicine	International	Total
Net revenues	$3,197.0	$2,773.5	$1,595.8	$7,566.3

Operating expenses:
Cost of sales(1)	218.0	397.7	225.3	841.0
Selling and marketing	687.2	590.6	448.4	1,726.2
General and administrative	94.6	82.0	58.2	234.8
Segment Contribution	$2,197.2	$1,703.2	$863.9	$4,764.3
Contribution margin	68.7%	61.4%	54.1%	63.0%
Corporate				764.8
Research and development				1,249.3
Amortization				3,493.9
In-process research and development impairments				1,043.3
Asset sales and impairments, net				21.4
Operating (loss)				(1,808.4)
Operating margin				(23.9)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.

	Six Months Ended June 30, 2016
	US Specialized	US General
	Therapeutics	Medicine	International	Total
Net revenues	$2,787.6	$2,902.8	$1,430.3	$7,120.7

Operating expenses:
Cost of sales(1)	145.8	434.5	214.2	794.5
Selling and marketing	552.4	610.0	394.5	1,556.9
General and administrative	85.2	85.9	58.5	229.6
Segment Contribution	$2,004.2	$1,772.4	$763.1	$4,539.7
Contribution margin	71.9%	61.1%	53.4%	63.8%
Corporate				680.8
Research and Development				1,039.6
Amortization				3,222.8
In-process research and development impairments				274.9
Asset sales and impairments, net				(19.3)
Operating (loss)				(659.1)
Operating margin				(9.3)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.

The following is a reconciliation of net revenues for the operating segments to the Company’s net revenues for the six months ended June 30, 2017 and 2016 ($ in millions):

	Six Months Ended June 30,
	2017	2016
Segment net revenues	$7,566.3	$7,120.7
Corporate revenues	14.0	(36.6)
Net revenues	$7,580.3	$7,084.1

No country outside of the United States represents ten percent or more of net revenues. The US Specialized Therapeutics and US General Medicine segments are comprised solely of sales within the United States.

The following tables present global net revenues for the top products of the Company for the three and six months ended June 30, 2017 and 2016 ($ in millions):

	Three Months Ended June 30, 2017
	US Specialized Therapeutics	US General Medicine	International	Corporate	Total
Botox®	$574.0	$-	$242.1	$-	$816.1
Restasis®	336.4	-	17.3	-	353.7
Juvederm Collection **	126.2	-	137.3	-	263.5
Lumigan®/Ganfort®	79.0	-	94.4	-	173.4
Linzess®/Constella®	-	167.8	5.5	-	173.3
Bystolic® /Byvalson®	-	150.7	0.5	-	151.2
Alphagan®/Combigan®	96.4	-	42.7	-	139.1
Eye Drops	50.7	-	70.7	-	121.4
Namenda XR®	-	118.7	-	-	118.7
Lo Loestrin®	-	113.0	-	-	113.0
Breast Implants	61.3	-	41.1	-	102.4
Estrace® Cream	-	90.1	-	-	90.1
Alloderm®	84.6	-	2.3	-	86.9
Viibryd®/Fetzima®	-	85.2	0.7	-	85.9
Ozurdex ®	24.9	-	51.2	-	76.1
Vraylar™	-	66.3	-	-	66.3
Coolsculpting® Consumables	47.9	-	12.5	-	60.4
Carafate ® /Sulcrate ®	-	59.2	0.7	-	59.9
Asacol®/Delzicol®	-	45.6	12.8	-	58.4
Zenpep®	-	50.5	-	-	50.5
Saphris®	-	43.0	-	-	43.0
Canasa®/Salofalk®	-	38.4	4.3	-	42.7
Viberzi®	-	41.3	0.1	-	41.4
Armour Thyroid	-	42.0	-	-	42.0
Coolsculpting® Systems & Add On Applicators	31.0	-	10.2	-	41.2
Aczone®	41.0	-	0.1	-	41.1
Namzaric®	-	33.4	-	-	33.4
Teflaro®	-	33.0	-	-	33.0
Rapaflo®	25.7	-	1.7	-	27.4
Savella®	-	26.0	-	-	26.0
SkinMedica®	25.4	-	-	-	25.4
Dalvance®	-	15.2	1.2	-	16.4
Kybella® /Belkyra®	12.7	-	2.0	-	14.7
Avycaz®	-	14.5	-	-	14.5
Latisse®	13.3	-	2.4	-	15.7
Lexapro®	-	13.1	-	-	13.1
Tazorac®	12.8	-	0.2	-	13.0
Minastrin® 24	-	11.4	-	-	11.4
Liletta®	-	6.6	-	-	6.6
Enablex®	-	1.0	-	-	1.0
Namenda® IR	-	-	-	-	-
Other Products Revenues	71.7	161.7	104.5	6.2	344.1
Less product sold through our Anda Distribution business	n.a.	n.a.	n.a.	-	-
Total Net Revenues	$1,715.0	$1,427.7	$858.5	$6.2	$4,007.4

	Three Months Ended June 30, 2016
	US Specialized Therapeutics	US General Medicine	International	Corporate	Total
Botox®	$502.2	$-	$217.5	$-	$719.7
Restasis®	371.3	-	19.3	-	390.6
Juvederm Collection **	117.6	-	107.3	-	224.9
Lumigan®/Ganfort®	80.6	-	94.5	-	175.1
Linzess®/Constella®	-	150.5	4.6	-	155.1
Bystolic® /Byvalson®	-	150.3	0.4	-	150.7
Alphagan®/Combigan®	96.0	-	44.2	-	140.2
Eye Drops	49.1	-	72.0	-	121.1
Namenda XR®	-	166.5	-	-	166.5
Lo Loestrin®	-	101.0	-	-	101.0
Breast Implants	51.7	-	40.2	-	91.9
Estrace® Cream	-	97.2	-	-	97.2
Alloderm®	-	-	-	-	-
Viibryd®/Fetzima®	-	81.7	0.1	-	81.8
Ozurdex ®	21.5	-	45.7	-	67.2
Vraylar™	-	11.1	-	-	11.1
Coolsculpting® Consumables	-	-	-	-	-
Carafate ® /Sulcrate ®	-	50.3	0.6	-	50.9
Asacol®/Delzicol®	-	119.8	11.0	-	130.8
Zenpep®	-	43.0	-	-	43.0
Saphris®	-	41.3	-	-	41.3
Canasa®/Salofalk®	-	46.7	4.6	-	51.3
Armour Thyroid	-	40.6	-	-	40.6
Viberzi®	-	20.4	-	-	20.4
Coolsculpting® Systems & Add On Applicators	-	-	-	-	-
Aczone®	54.1	-	0.1	-	54.2
Namzaric®	-	12.8	-	-	12.8
Teflaro®	-	35.2	-	-	35.2
Rapaflo®	29.4	-	1.5	-	30.9
Savella®	-	22.3	-	-	22.3
SkinMedica®	29.1	-	-	-	29.1
Dalvance®	-	10.2	-	-	10.2
Kybella® /Belkyra®	12.7	-	0.6	-	13.3
Avycaz®	-	13.7	-	-	13.7
Latisse®	17.7	-	2.2	-	19.9
Lexapro®	-	16.5	-	-	16.5
Tazorac®	23.4	-	0.2	-	23.6
Minastrin® 24	-	83.0	0.6	-	83.6
Liletta®	-	5.7	-	-	5.7
Enablex®	-	-	-	-	-
Namenda® IR	-	4.1	-	-	4.1
Other Products Revenues	32.5	125.2	89.8	14.2	261.7
Less product sold through our Anda Distribution business	n.a.	n.a.	n.a.	(24.4)	(24.4)
Total Net Revenues	$1,488.9	$1,449.1	$757.0	$(10.2)	$3,684.8

	Six Months Ended June 30, 2017
	US Specialized Therapeutics	US General Medicine	International	Corporate	Total
Botox®	$1,083.4	$-	$446.6	$-	$1,530.0
Restasis®	645.2	-	31.2	-	676.4
Juvederm Collection **	246.0	-	259.5	-	505.5
Lumigan®/Ganfort®	153.3	-	180.3	-	333.6
Linzess®/Constella®	-	315.4	10.4	-	325.8
Bystolic® /Byvalson®	-	290.5	1.0	-	291.5
Alphagan®/Combigan®	182.8	-	85.0	-	267.8
Namenda XR®	-	240.7	-	-	240.7
Eye Drops	98.5	-	136.0	-	234.5
Lo Loestrin®	-	212.8	-	-	212.8
Breast Implants	115.6	-	78.7	-	194.3
Estrace® Cream	-	163.5	-	-	163.5
Viibryd®/Fetzima®	-	157.7	1.1	-	158.8
Ozurdex ®	47.4	-	102.3	-	149.7
Alloderm®	138.7	-	3.5	-	142.2
Asacol®/Delzicol®	-	103.2	24.9	-	128.1
Vraylar™	-	119.9	-	-	119.9
Carafate ® /Sulcrate ®	-	117.9	1.4	-	119.3
Zenpep®	-	97.0	-	-	97.0
Canasa®/Salofalk®	-	76.7	8.7	-	85.4
Aczone®	81.6	-	0.1	-	81.7
Saphris®	-	80.3	-	-	80.3
Armour Thyroid	-	79.3	-	-	79.3
Viberzi®	-	72.8	0.1	-	72.9
Teflaro®	-	63.6	-	-	63.6
Coolsculpting® Consumables	47.9	-	12.5	-	60.4
Namzaric®	-	57.0	-	-	57.0
Rapaflo®	51.6	-	3.7	-	55.3
SkinMedica®	53.4	-	-	-	53.4
Minastrin® 24	-	52.5	-	-	52.5
Savella®	-	50.3	-	-	50.3
Coolsculpting® Systems & Add On Applicators	31.0	-	10.2	-	41.2
Tazorac®	36.2	-	0.4	-	36.6
Kybella® /Belkyra®	27.8	-	3.5	-	31.3
Latisse®	26.9	-	4.3	-	31.2
Lexapro®	-	26.5	-	-	26.5
Dalvance®	-	24.8	1.2	-	26.0
Avycaz®	-	25.8	-	-	25.8
Liletta®	-	13.8	-	-	13.8
Enablex®	-	1.9	-	-	1.9
Namenda® IR	-	0.1	-	-	0.1
Other	129.7	329.5	189.2	14.0	662.4
Less product sold through our former Anda Distribution business	n.a.	n.a.	n.a.	-	-
Total Net Revenues	$3,197.0	$2,773.5	$1,595.8	$14.0	$7,580.3

	Six Months Ended June 30, 2016
	US Specialized Therapeutics	US General Medicine	International	Corporate	Total
Botox®	$957.7	$-	$399.5	$-	$1,357.2
Restasis®	670.0	-	34.3	-	704.3
Juvederm Collection **	220.3	-	207.4	-	427.7
Lumigan®/Ganfort®	162.1	-	182.6	-	344.7
Linzess®/Constella®	-	287.6	8.4	-	296.0
Bystolic® /Byvalson®	-	313.9	0.8	-	314.7
Alphagan®/Combigan®	180.9	-	86.0	-	266.9
Namenda XR®	-	339.6	-	-	339.6
Eye Drops	89.9	-	139.2	-	229.1
Lo Loestrin®	-	190.3	-	-	190.3
Breast Implants	98.1	-	76.9	-	175.0
Estrace® Cream	-	177.8	-	-	177.8
Viibryd®/Fetzima®	-	165.0	0.1	-	165.1
Ozurdex ®	40.9	-	86.8	-	127.7
Alloderm®	-	-	-	-	-
Asacol®/Delzicol®	-	225.7	26.3	-	252.0
Vraylar™	-	18.7	-	-	18.7
Carafate ® /Sulcrate ®	-	111.3	1.1	-	112.4
Zenpep®	-	92.6	-	-	92.6
Canasa®/Salofalk®	-	87.8	8.6	-	96.4
Aczone®	87.1	-	0.1	-	87.2
Saphris®	-	82.8	-	-	82.8
Armour Thyroid	-	82.7	-	-	82.7
Viberzi®	-	24.4	-	-	24.4
Teflaro®	-	68.6	-	-	68.6
Coolsculpting® Consumables	-	-	-	-	-
Namzaric®	-	23.1	-	-	23.1
Rapaflo®	62.4	-	2.7	-	65.1
SkinMedica®	55.7	-	-	-	55.7
Minastrin® 24	-	162.6	1.4	-	164.0
Savella®	-	46.0	-	-	46.0
Coolsculpting® Systems & Add On Applicators	-	-	-	-	-
Tazorac®	40.5	-	0.4	-	40.9
Kybella® /Belkyra®	24.0	-	1.1	-	25.1
Latisse®	37.5	-	4.3	-	41.8
Lexapro®	-	35.2	-	-	35.2
Dalvance®	-	16.4	-	-	16.4
Avycaz®	-	22.1	-	-	22.1
Liletta®	-	10.6	-	-	10.6
Enablex®	-	12.8	-	-	12.8
Namenda® IR	-	9.9	-	-	9.9
Other	60.5	295.3	162.3	19.7	537.8
Less product sold through our former Anda Distribution business	n.a.	n.a.	n.a.	(56.3)	(56.3)
Total Net Revenues	$2,787.6	$2,902.8	$1,430.3	$(36.6)	$7,084.1

**	Sales of fillers including Juvederm, Voluma and other fillers are referred to herein as the “Juvederm Collection.”

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

Inventories consisted of the following ($ in millions):

	June 30,	December 31,
	2017	2016
Raw materials	$330.3	$297.1
Work-in-process	139.7	145.4
Finished goods	562.8	357.7
	1,032.8	800.2
Less: inventory reserves	96.9	82.2
Total Inventories	$935.9	$718.0

As of June 30, 2017, finished goods included $32.5 million and $11.0 million, related to the fair-value step-up of acquired inventory as a result of the LifeCell Acquisition and Zeltiq Acquisition, respectively.

NOTE 10 — Investments and Other Assets

Investments in marketable securities, other investments and other assets consisted of the following ($ in millions):

	June 30, 2017	December 31, 2016
Marketable securities:
Short-term investments	$1,670.6	$8,062.3
Teva Shares	3,268.4	3,439.2
Total marketable securities	$4,939.0	$11,501.5
Investments and other assets:
Legacy Allergan deferred executive compensation investments	$112.8	$111.7
Equity method investments	13.7	12.8
Cost method investments	11.5	15.0
Other long-term investments	66.8	67.2
Taxes receivable	37.5	36.0
Other assets	47.9	39.4
Total investments and other assets	$290.2	$282.1

Investments in securities, including those classified in cash and cash equivalents due to the maturity term of the instrument, as of June 30, 2017 and December 31, 2016 included the following ($ in millions):

	Investments in Securities as of June 30, 2017:
Level 1	Carrying amount	Unrecognized gain	Unrecognized loss	Estimated fair value	Cash & cash equivalents	Marketable securities
Money market funds	$403.0	$-	$-	$403.0	$403.0	$-
Total	$403.0	$-	$-	$403.0	$403.0	$-

Level 2	Carrying amount	Unrecognized gain	Unrecognized loss	Estimated fair value	Cash & cash equivalents	Marketable securities
Commercial paper	$324.4	$-	$(4.2)	$320.2	$-	$320.2
Investment in Teva ordinary shares	3,060.6	207.8	-	3,268.4	-	3,268.4
Certificates of deposit	1,350.4	-	-	1,350.4	-	1,350.4
Total	$4,735.4	$207.8	$(4.2)	$4,939.0	$-	$4,939.0

	Investments in Securities as of December 31, 2016:
Level 1	Carrying amount	Unrecognized gain	Unrecognized loss	Estimated fair value	Cash & cash equivalents	Marketable securities
Money market funds	$1,238.9	$-	$-	$1,238.9	$1,238.9	$-
Total	$1,238.9	$-	$-	$1,238.9	$1,238.9	$-

Level 2	Carrying amount	Unrecognized gain	Unrecognized loss	Estimated fair value	Cash & cash equivalents	Marketable securities
Commercial paper	$3,909.7	$0.2	$-	$3,909.9	$-	$3,909.9
Investment in Teva ordinary shares	5,038.6	-	(1,599.4)	3,439.2	-	3,439.2
Certificates of deposit	4,152.4	-	-	4,152.4	-	4,152.4
Total	$13,100.7	$0.2	$(1,599.4)	$11,501.5	$-	$11,501.5

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

NOTE 11 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following ($ in millions):

	June 30, 2017	December 31, 2016
Accrued expenses:
Accrued third-party rebates	$1,524.3	$1,595.5
Accrued payroll and related benefits	523.2	581.1
Accrued returns	340.4	295.9
Accrued pharmaceutical fees	318.3	221.3
Contractual commitments	247.5	264.9
Interest payable	240.7	294.2
Accrued R&D expenditures	154.3	154.0
Royalties payable	121.6	146.6
Accrued severance, retention and other shutdown costs	115.9	86.2
Litigation-related reserves and legal fees	108.6	101.1
Accrued selling and marketing expenditures	91.6	95.9
Accrued non-provision taxes	72.6	55.0
Current portion of contingent consideration obligations	43.4	511.0
Dividends payable	24.6	23.2
Other accrued expenses	453.6	368.2
Total accrued expenses	$4,380.6	$4,794.1
Accounts payable	304.0	224.9
Total Accounts Payable and Accrued Expenses	$4,684.6	$5,019.0

NOTE 12 — Goodwill, Product Rights and Other Intangible Assets

The Company’s goodwill by segment consisted of the following ($ in millions):

	US Specialized Therapeutics	US General Medicine	International	Total
Balance as of December 31, 2016	$18,433.2	$21,426.6	$6,496.3	$46,356.1
Additions through acquisitions	2,454.8	-	245.9	2,700.7
Foreign exchange and other adjustments	-	-	535.4	535.4
Balance as of June 30, 2017	$20,888.0	$21,426.6	$7,277.6	$49,592.2

As of June 30, 2017 and December 31, 2016, the gross balance of goodwill, pre-impairments, was $49,609.5 million and $46,373.4 million, respectively.

The following items had a significant impact on goodwill in the six months ended June 30, 2017:

•	An increase in goodwill of $1,469.8 million resulting from the LifeCell Acquisition; and
•	An increase in goodwill of $1,204.6 million resulting from the Zeltiq Acquisition.

Product rights and other intangible assets consisted of the following ($ in millions):

Cost Basis	Balance as of December 31, 2016	Acquisitions	Impairments	IPR&D to CMP Transfers	Held for sale	Foreign Currency Translation	Balance as of June 30, 2017
Intangibles with definite lives:
Product rights and other related intangibles	$67,801.4	$3,849.3	$-	$1,119.1	$-	$501.5	$73,271.3
Trade name	690.0	-	-	-	-	-	690.0
Total definite-lived intangible assets	$68,491.4	$3,849.3	$-	$1,119.1	$-	$501.5	$73,961.3
Intangibles with indefinite lives:
IPR&D	$8,758.3	$10.0	$(1,043.3)	$(1,119.1)	$(6.6)	$8.6	$6,607.9
Total indefinite-lived intangible assets	$8,758.3	$10.0	$(1,043.3)	$(1,119.1)	$(6.6)	$8.6	$6,607.9
Total product rights and related intangibles	$77,249.7	$3,859.3	$(1,043.3)	$-	$(6.6)	$510.1	$80,569.2

Accumulated Amortization	Balance as of December 31, 2016	Amortization	Foreign Currency Translation	Balance as of June 30, 2017
Intangibles with definite lives:
Product rights and other related intangibles	$(14,493.9)	$(3,455.2)	$(74.6)	$(18,023.7)
Trade name	(137.2)	(38.6)	-	(175.8)
Total definite-lived intangible assets	$(14,631.1)	$(3,493.8)	$(74.6)	$(18,199.5)
Total product rights and related intangibles	$(14,631.1)	$(3,493.8)	$(74.6)	$(18,199.5)
Net Product Rights and Other Intangibles	$62,618.6			$62,369.7

The following items had a significant impact on net product rights and other intangibles in the six months ended June 30, 2017:

•	The Company acquired $2,020.0 million of intangible assets in connection with the LifeCell Acquisition;
•	The Company acquired $1,185.0 million of intangible assets in connection with the Zeltiq Acquisition;
•

The Company reacquired rights on select licensed products promoted in the Company’s US General Medicine segment in an aggregate value of $240.0 million and $574.0 million in the three and six months ended June 30, 2017, respectively.  As part of the rights reacquired, the Company is no longer obligated to pay royalties on the specific products, which increases the Company’s segment gross margin percentage;

•	The Company impaired a CNS IPR&D project obtained as part of the Allergan Acquisition by $486.0 million related to an anticipated approval delay due to certain product specifications;
•

The Company impaired an IPR&D asset acquired as part of the Warner Chilcott acquisition by $257.0 million due to a delay in anticipated launch of a women’s healthcare project coupled with an anticipated decrease in product demand;

•

The Company terminated its License, Transfer and Development Agreement for SER-120 (nocturia) with Serenity Pharmaceuticals, LLC. As a result of this termination, the Company recorded an impairment of $140.0 million on the IPR&D intangible asset obtained as part of the Allergan Acquisition;

•	The Company impaired a women’s healthcare IPR&D project by $91.3 million based on the Company’s intention to divest the non-strategic asset;
•

The Company impaired an IPR&D eye care project obtained as part of the Allergan Acquisition by $44.0 million as a result of decrease in projected cash flows due to a decline in market demand assumptions;

•	The Company impaired an IPR&D eye care project obtained as part of the Allergan acquisition by $20.0 million; and
•	The Company reclassified certain intangible assets from IPR&D to CMP primarily related to Juvederm®, Rhofade® and TrueTear™ upon approval of the products.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights and other related intangibles as of June 30, 2017 over the remainder of 2017 and each of the next five years is estimated to be as follows ($ in millions):

Amortization Expense
2017 remaining	$3,555.9
2018	$6,758.5
2019	$6,713.2
2020	$6,414.8
2021	$5,476.9
2022	$5,061.4

The above amortization expense is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, finalization of preliminary fair value estimates, potential impairments, accelerated amortization or other events.  In addition, the Company has certain currently marketed products for which operating contribution performance has been below that which was originally assumed in the products’ initial valuations.  The Company, on a quarterly basis, monitors the related intangible assets for these products for potential impairments.  It is reasonably possible that impairments may occur in future periods, which may have a material adverse effect on the Company’s results of operations and financial position.

NOTE 13 — Long-Term Debt and Capital Leases

Total debt and capital leases consisted of the following ($ in millions):

	Balance As of		Fair Market Value As of
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Senior Notes:
Floating Rate Notes
$500.0 million floating rate notes due March 12, 2018 *	$500.0	$500.0	$500.4	$502.5
$500.0 million floating rate notes due March 12, 2020 **	500.0	500.0	510.5	509.4
	1,000.0	1,000.0	1,010.9	1,011.9
Fixed Rate Notes
$1,000.0 million 1.850% notes due March 1, 2017	-	1,000.0	-	1,001.1
$500.0 million 1.300% notes due June 15, 2017	-	500.0	-	499.7
$1,200.0 million 1.875% notes due October 1, 2017	-	1,200.0	-	1,202.5
$3,000.0 million 2.350% notes due March 12, 2018	3,000.0	3,000.0	3,012.8	3,018.0
$250.0 million 1.350% notes due March 15, 2018	250.0	250.0	249.1	248.4
$1,050.0 million 4.375% notes due February 1, 2019	350.0	1,050.0	361.0	1,090.0
$500.0 million 2.450% notes due June 15, 2019	500.0	500.0	503.5	501.2
$400.0 million 6.125% notes due August 14, 2019	400.0	400.0	432.5	437.7
$3,500.0 million 3.000% notes due March 12, 2020	3,500.0	3,500.0	3,570.6	3,541.8
$650.0 million 3.375% notes due September 15, 2020	650.0	650.0	669.5	663.6
$750.0 million 4.875% notes due February 15, 2021	450.0	750.0	483.8	803.3
$1,200.0 million 5.000% notes due December 15, 2021	1,200.0	1,200.0	1,309.7	1,297.7
$3,000.0 million 3.450% notes due March 15, 2022	3,000.0	3,000.0	3,090.5	3,030.7
$1,700.0 million 3.250% notes due October 1, 2022	1,700.0	1,700.0	1,736.4	1,693.1
$350.0 million 2.800% notes due March 15, 2023	350.0	350.0	346.5	335.6
$1,200.0 million 3.850% notes due June 15, 2024	1,200.0	1,200.0	1,255.3	1,211.7
$4,000.0 million 3.800% notes due March 15, 2025	4,000.0	4,000.0	4,143.3	3,995.6
$2,500.0 million 4.550% notes due March 15, 2035	2,500.0	2,500.0	2,664.9	2,458.5
$1,000.0 million 4.625% notes due October 1, 2042	456.7	1,000.0	481.7	967.6
$1,500.0 million 4.850% notes due June 15, 2044	1,500.0	1,500.0	1,640.9	1,496.4
$2,500.0 million 4.750% notes due March 15, 2045	1,200.0	2,500.0	1,303.3	2,466.9
	26,206.7	31,750.0	27,255.3	31,961.1

Euro Denominated Notes
€750.0 million 0.500% notes due June 1, 2021	858.1	-	856.4	-
€700.0 million 1.250% notes due June 1, 2024	800.9	-	797.2	-
€550.0 million 2.125% notes due June 1, 2029	629.3	-	628.8	-
€700.0 million floating rate notes due June 1, 2019 ***	800.9	-	801.4	-
	3,089.2	-	3,083.8	-
Total Senior Notes Gross	30,295.9	32,750.0	31,350.0	32,973.0
Unamortized premium	111.7	171.2	-	-
Unamortized discount	(87.6)	(95.8)	-	-
Total Senior Notes Net	30,320.0	32,825.4	31,350.0	32,973.0
Other Indebtedness
Debt Issuance Costs	(133.0)	(144.6)
Other	48.7	85.5
Total Other Borrowings	(84.3)	(59.1)
Capital Leases	2.6	2.4
Total Indebtedness	$30,238.3	$32,768.7

*	Interest on the 2018 floating rate note is three month USD LIBOR plus 1.080% per annum
**	Interest on the 2020 floating rate note is three month USD LIBOR plus 1.255% per annum
***	Interest on the €700.0 million floating rate notes is the three month EURIBOR plus 0.350% per annum

Fair market value in the table above is determined in accordance with Fair Value Leveling under Level 2 based upon quoted prices for similar items in active markets.

The Company has issued fixed rate notes over multiple issuances for various business needs. Interest on the various U.S. dollar denominated fixed rate and floating notes is generally payable semi-annually and quarterly, respectively with various payment dates. Interest on the various Euro denominated fixed rate and floating rate notes is generally payable annually and quarterly, respectively, with various payment dates.

Senior Notes

Borrowings

Euro Denominated Notes

On May 26, 2017, Allergan Funding SCS (formerly known as Actavis Funding SCS), a limited partnership (société en commandite simple) organized under the laws of the Grand Duchy of Luxembourg and an indirect wholly-owned subsidiary of Allergan plc, issued €700.0 million floating rate notes due 2019 (the “2019 Floating Rate Notes”), €750.0 million 0.500% notes due 2021 (the “0.500% 2021 Notes”), €750.0 million 1.250% notes due 2024 (the “1.250% 2024 Notes”), and €550.0 million 2.125% notes due 2029 (the “2.125% 2029 Notes”), collectively the “Euro Denominated Notes”. The notes are fully and unconditionally guaranteed by Allergan Funding SCS’s indirect parents, Warner Chilcott Limited and Allergan Capital S.a.r.l. (“Allergan Capital” and formerly known as Actavis Capital S.a.r.l.), and by Allergan Finance, LLC, a subsidiary of Allergan Capital, on an unsecured and unsubordinated basis.

Interest on the 2019 Floating Rate Notes is payable quarterly on March 1, June 1, September 1 and December 1 of each year, and will begin on September 1, 2017.  Interest on the 0.500% 2021 Notes, the 1.250% 2024 Notes, and the 2.125% 2029 Notes is payable annually on June 1 of each year and will begin on June 1, 2018.

These notes were issued to fund, in part, the payment of the tender offers described below.

Repayments

Tender Offer

On May 30, 2017, the Company’s wholly owned subsidiaries Allergan Funding SCS, Allergan Finance LLC, Forest Laboratories, LLC and Allergan, Inc., each as co-offeror with Warner Chilcott Limited, completed the repurchase of certain debt securities issued by the entities for cash under a previously announced tender offer.  As a result of the offering, the Company repurchased $300.0 million of the $750.0 million 4.875% notes due February 15, 2021, $543.3 million of the $1,000.0 million 4.625% notes due October 1, 2042, $700.0 million of the $1,050.0 million 4.375% notes due February 1, 2019, and $1,300.0 million of the $2,500.0 million 4.750% notes due March 15, 2045.  The Company paid a total of $3,013.8 million, which included an early tender payment, to repurchase the notes of $170.5 million in cash.  The Company recognized a net expense of $161.5 million within “Other income/ (expense)” for the early tender payment and non-cash write-off of premiums and debt fees related to the repurchased notes.

Other Activity

The $800.0 million 5.750% fixed rate notes due April 1, 2016 were paid in full at maturity.

The $500.0 million floating rate notes due September 1, 2016 were paid in full at maturity and bore interest at the three-month LIBOR plus 0.875%.

The $1,000.0 million 1.850% senior notes due March 1, 2017 were paid in full at maturity.

The $500.0 million 1.300% senior notes due June 15, 2017 were redeemed and paid in full on April 21, 2017.

The $1,200.0 million 1.875% senior notes due October 1, 2017 were redeemed and paid in full on June 29, 2017.

Credit Facility Indebtedness

On August 2, 2016, the Company repaid the remaining balances of all outstanding term-loan indebtedness and terminated its then existing revolving credit facility with proceeds from the Teva Transaction. The interest expense on the then outstanding indebtedness in the six months ended June 30, 2016 was $90.7 million.

Revolving Credit Facility

On June 14, 2017, Allergan plc and certain of its subsidiaries entered into a revolving credit and guaranty agreement (the “Revolver Agreement”) among Allergan Capital, as borrower, Allergan plc, as Ultimate Parent, Warner Chilcott Limited, as Intermediate Parent and Subsidiary Guarantor, Allergan Finance LLC., Allergan Funding SCS, as Subsidiary Guarantors, the lenders from time to time party thereto (the “Revolving Lenders”), J.P. Morgan Chase Bank as Administrative Agent, J.P. Morgan Europe Limited, as London Agent, and the other financial institutions party thereto. Under the Revolver Agreement, the Revolving Lenders have committed to provide an unsecured five-year revolving credit facility in an aggregate principal amount of up to $1.5 billion, with the ability to increase the revolving credit facility by $500.0 million to an aggregate principal amount of up to $2.0 billion.

The Revolver Agreement provides that loans thereunder would bear interest, at our choice, of a per annum rate equal to either (a) a base rate, plus an applicable margin per annum varying from 0.00% per annum to 1.00% per annum depending on the Debt Rating or (b) a Eurodollar rate, plus an applicable margin varying from 0.875% per annum to 2.00% per annum depending on the Debt Rating. Additionally, to maintain availability of funds, the Company pays an unused commitment fee, which according to the pricing grid is set at 0.070% to 0.250% per annum, depending on the Debt Rating, of the unused portion of the revolver.

The obligations under the Revolver Agreement were guaranteed by Warner Chilcott Limited, Allergan Finance LLC and Allergan Funding SCS.

The Revolver Agreement contains customary affirmative covenants for facilities of this type, including, among others, covenants pertaining to the delivery of financial statements, notices of default, maintenance of corporate existence and rights and compliance with laws, as well as customary negative covenants for facilities of this type, including, among others, limitations secured indebtedness, non-guarantor subsidiary indebtedness, mergers and certain other fundamental changes and passive holding company status.  The Revolver Agreement also contains a financial covenant requiring maintenance of a maximum consolidated leverage ratio.

In addition, the Revolver Agreement also contains customary events of default (with customary grace periods and materiality thresholds) and if and for so long as an event of default has occurred and is continuing, any amounts outstanding under the Revolver Agreement will accrue interest at an increased rate, the Revolving Lenders can terminate their commitments thereunder and payments of any outstanding amounts could be accelerated by the Revolving Lenders.

The Company was subject to, and as of June 30, 2017 was in compliance with all, financial and operational covenants under the terms of the Revolver Agreement. At June 30, 2017, there were no outstanding borrowings or letters of credit outstanding under the Revolver Agreement.

Annual Debt Maturities

As of June 30, 2017, annual debt maturities were as follows ($ in millions):

Total Payments
2017 remaining	$-
2018	3,750.0
2019	2,050.9
2020	4,650.0
2021	2,508.1
2022	4,700.0
2023 and after	12,636.9
$30,295.9
Capital leases	2.6
Debt issuance costs	(133.0)
Other short-term borrowings	48.7
Unamortized premium	111.7
Unamortized discount	(87.6)
Total Indebtedness	$30,238.3

Amounts represent total anticipated cash payments assuming scheduled repayments.

NOTE 14 — Other Long-Term Liabilities

Other long-term liabilities consisted of the following ($ in millions):

	June 30,	December 31,
	2017	2016
Acquisition related contingent consideration liabilities	$595.2	$661.1
Long-term pension and post retirement liability	204.5	201.6
Legacy Allergan deferred executive compensation	114.3	111.7
Deferred revenue	38.9	15.7
Product warranties	27.5	28.1
Long-term contractual obligations	23.9	25.3
Long-term severance and restructuring liabilities	13.5	22.0
Other long-term liabilities	20.5	19.5
Total other long-term liabilities	$1,038.3	$1,085.0

NOTE 15 — Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2017 was 25.4% compared to 56.4% for the six months ended June 30, 2016. The effective tax rate for the six months ended June 30, 2017 was favorably impacted by income earned in jurisdictions with tax rates lower than the Irish statutory rate and U.S. losses tax benefited at rates greater than the Irish statutory rate. This was offset by a pre-tax charge for the impairment of the Company’s investment in Teva Shares of $1,978.0 million and the tax impact of amortization of intangible assets, both at rates less than the Irish statutory rate. Additionally, the tax benefit for the six months ended June 30, 2017 included tax benefits of $288.1 million related to the impairment of certain intangible assets, and $69.4 million related to the integration of an acquired business and debt restructuring.  During the three months ended June 30, 2017, the Company determined that a temporary difference related to excess tax over book basis in a U.S. subsidiary will reverse in the foreseeable future and recorded a corresponding tax benefit of $179.6 million.

The effective tax rate for the six months ended June 30, 2016 was favorably impacted by income earned in jurisdictions with tax rates lower than the Irish statutory rate and U.S. losses tax benefited at rates greater than the Irish statutory rate. Additionally, the tax benefit for the six months ended June 30, 2016 included an expense of $195.2 million primarily related to a change in a valuation allowance on a portion of U.S. capital loss carryforwards resulting from restructuring associated with the sale of the global generics business, a benefit of $35.7 million related to certain IPR&D impairments and a benefit of $45.2 million for the recognition of previously unrecognized tax benefits.

The effective tax rate for the period ended June 30, 2017 as compared to the period ended June 30, 2016 was unfavorably impacted by the Teva Shares’ impairment charge for which no tax benefit was recorded. This was partially offset by the favorable impact of additional tax benefits related to an investment in a U.S. subsidiary and the impairment of certain intangible assets.

The Company conducts business globally and, as a result, it files U.S. federal and state and foreign tax returns. The Company strives to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at any time. While the Company has accrued for amounts it believes are in accordance with the accounting standard, the final outcome with a tax authority may result in a tax liability that is more or less than that reflected in the consolidated financial statements. Furthermore, the Company may later decide to challenge any assessments, if made, and may exercise its right to appeal. The uncertain tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations with tax authorities, identification of new issues and issuance of new legislation, regulations or case law.

The Company has several concurrent audits open and pending with the Internal Revenue Service (“IRS”) as set forth below:

IRS Audits	Tax Years
Actavis W.C. Holding Inc.	2013 and 2014
Warner Chilcott Corporation	2010, 2011, 2012 and 2013
Forest Laboratories, Inc.	2010, 2011, 2012, 2013 and 2014
Allergan, Inc.	2009, 2010, 2011, 2012 and 2013
Durata Therapeutics, Inc.	2012 and 2014
LifeCell Corporation	2014

NOTE 16 — Shareholders’ Equity

A summary of the changes in shareholders’ equity for the six months ended June 30, 2017 consisted of the following ($ in millions):

Allergan plc
Shareholders’ equity as of December 31, 2016	$76,192.7
Increase in additional paid in capital for share-based compensation plans	148.5
Tax impact of change in accounting for share-based compensation plans	20.8
Net (loss) attributable to shareholders	(3,291.1)
Proceeds from stock plans	124.7
Dividends on ordinary shares	(472.7)
Dividends on preferred shares	(139.2)
Repurchase of ordinary shares	(35.2)
Non-cash issuance of shares	8.5
Net impact of other-than-temporary loss on investment in Teva securities	1,599.4
Other comprehensive income	1,064.0
Shareholders’ equity as of June 30, 2017	$75,220.4

Warner Chilcott Limited
Members' equity as of December 31, 2016	$88,085.7
Tax impact of change in accounting for share-based compensation plans	20.8
Net (loss) attributable to members	(3,230.5)
Dividend to Parent	(4,815.8)
Net impact of other-than-temporary loss on investment in Teva securities	1,599.4
Other comprehensive income	1,064.0
Members' equity as of June 30, 2017	$82,723.6

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

During the second quarter of 2017, the Company settled the first half of the accelerated share repurchase program, which resulted in the Company receiving an additional 2.2 million ordinary shares.  The amount of shares, if any, to be received from the remaining portion of the program, which is anticipated to be settled during the quarter ending September 30, 2017, is subject to the volume weighted average share price over the term of the programs.

Quarterly Dividend

During the second quarter of 2017, the Company authorized a quarterly dividend of $0.70 per ordinary share, or $236.5 million in the aggregate, which was paid on June 15, 2017 to shareholders of record at the close of business on May 18, 2017.  For the six months ended June 30, 2017, the Company has paid $472.7 million dividends on ordinary shares.

Preferred Shares

In both the six months ended June 30, 2017 and 2016, the Company paid $139.2 million of dividends on preferred shares.

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

The movements in accumulated other comprehensive income for the three and six months ended June 30, 2017 were as follows ($ in millions):

	Foreign Currency Translation Items	Unrealized (losses) / gains net of tax	Total Accumulated Other Comprehensive Income / (Loss)
Balance as of December 31, 2016	$534.7	$(1,573.1)	$(1,038.4)
Other comprehensive gain / (loss) before reclassifications into general and administrative	162.6	(1.9)	160.7
Net impact of other-than-temporary loss on investment in Teva securities	-	1,599.4	1,599.4
Total other comprehensive income	162.6	1,597.5	1,760.1
Balance as of March 31, 2017	$697.3	$24.4	$721.7

Other comprehensive gain / (loss) before reclassifications into general and administrative	697.8	205.5	903.3
Total other comprehensive income	697.8	205.5	903.3
Balance as of June 30, 2017	$1,395.1	$229.9	$1,625.0

The movements in accumulated other comprehensive (loss) / income for the three and six months ended June 30, 2016 were as follows ($ in millions):

	Foreign Currency Translation Items	Unrealized gains net of tax	Total Accumulated Other Comprehensive (Loss) / Income
Balance as of December 31, 2015	$(564.3)	$70.2	$(494.1)
Other comprehensive gain / (loss) before reclassifications into general and administrative	542.8	(20.3)	522.5
Total other comprehensive income / (loss)	542.8	(20.3)	522.5
Balance as of March 31, 2016	$(21.5)	$49.9	$28.4

Other comprehensive gain / (loss) before reclassifications into general and administrative	(349.9)	4.4	(345.5)
Total other comprehensive (loss) / income	(349.9)	4.4	(345.5)
Balance as of June 30, 2016	$(371.4)	$54.3	$(317.1)

NOTE 17 — Hedging Activities

The Company’s revenue, earnings, cash flows and fair value of its assets and liabilities can be impacted by fluctuations in foreign exchange risks and interest rates, as applicable. The Company manages the impact of foreign exchange risk and interest rate movements through operational means and through the use of various financial instruments, including derivative instruments such as foreign currency derivatives.  As of June 30, 2017 and December 31, 2016, there were no outstanding foreign currency instruments.

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

Net Investment Hedge

In the normal course of business, we manage certain foreign exchange risks through a variety of strategies, including hedging.  Our hedging strategies include the use of derivatives and, in the case of our net investment hedges, debt instruments.

For net investment hedges, the effective portion of the gains and losses on the debt instruments arising from the effects of foreign exchange are recorded in the currency translation adjustment component of accumulated other comprehensive income / (loss), consistent with the underlying hedged item. Hedging transactions are limited to an underlying exposure. As a result, any change in the value of our hedging instruments would be substantially offset by an opposite change in the value of the underlying hedged items. We do not use derivative instruments for trading or speculative purposes.

The Company is exposed to foreign exchange risk in its international operations from foreign currency purchases, net investments in foreign subsidiaries, and foreign currency assets and liabilities created in the normal course of business, including the Euro Denominated Notes. In the quarter ended June 30, 2017, we used effective net investment hedges to partially offset the effects of foreign currency on our investments in certain of our foreign subsidiaries. The total notional amount of our debt instruments designated as net investment hedges was $3.1 billion as of June 30, 2017.  During the three and six months ended June 30, 2017, the impact of the net investment hedges on other comprehensive income was a loss of $57.2 million.

NOTE 18 — Fair Value Measurement

Assets and liabilities are measured at fair value using Fair Value Leveling or disclosed at fair value on a recurring basis and as of June 30, 2017 and December 31, 2016 consisted of the following ($ in millions):

	Fair Value Measurements as of June 30, 2017 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents *	$403.0	$403.0	$-	$-
Short-term investments	1,670.6	-	1,670.6	-
Deferred executive compensation investments	112.8	89.9	22.9	-
Foreign currency derivatives	-	-	-	-
Investment in Teva ordinary shares	3,268.4	-	3,268.4	-
Investments and other	92.0	92.0	-	-
Total assets	$5,546.8	$584.9	$4,961.9	$-
Liabilities:
Deferred executive compensation liabilities	$114.3	$91.4	$22.9	$-
Contingent consideration obligations	638.6	-	-	638.6
Total liabilities	$752.9	$91.4	$22.9	$638.6

	Fair Value Measurements as of December 31, 2016 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents*	$1,238.9	$1,238.9	$-	$-
Short-term investments	8,062.3	-	8,062.3
Deferred executive compensation investments	111.7	90.5	21.2
Foreign currency derivatives	0.1	-	0.1	-
Investment in Teva ordinary shares	3,439.2	-	3,439.2	-
Investments and other	95.0	95.0	-	-
Total assets	$12,947.2	$1,424.4	$11,522.8	$-
Liabilities:
Deferred executive compensation liabilities	$111.7	$90.5	$21.2	$-
Contingent consideration obligations	1,172.1	-	-	1,172.1
Total liabilities	$1,283.8	$90.5	$21.2	$1,172.1

*	Marketable securities with less than 90 days remaining until maturity at the time of acquisition are classified as cash equivalents.

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

	Three Months Ended
Expense / (income)	June 30, 2017	June 30, 2016
Cost of sales	$(24.8)	$(4.8)
Research and development	9.3	34.4
General and administrative	-	-
Total	$(15.5)	$29.6

	Six Months Ended
Expense / (income)	June 30, 2017	June 30, 2016
Cost of sales	$(60.3)	$3.0
Research and development	75.5	60.3
General and administrative	-	0.1
Total	$15.2	$63.4

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2017 and 2016 ($ in millions):

	Balance as of December 31, 2016	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments	Foreign currency translation	Balance as of June 30, 2017
Liabilities:
Contingent consideration obligations	$1,172.1	$-	$(540.4)	$15.2	$(8.3)	$638.6

	Balance as of December 31, 2015	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments	Foreign currency translation	Balance as of June 30, 2016
Liabilities:
Contingent consideration obligations	$868.0	$-	$(72.5)	$63.4	$-	$858.9

During the six months ended June 30, 2017, the following activity in contingent consideration obligations was incurred ($ in millions):

	Balance as of December 31, 2016	Fair Value Adjustments and Accretion	Payments and Other	Balance as of June 30, 2017
Tobira Acquisition	$514.4	$19.5	$(303.1)	$230.8
Allergan Acquisition	199.6	33.7	(110.0)	123.3
Medicines 360 acquisition	127.5	(69.6)	(1.9)	56.0
AqueSys Acquisition	103.9	(17.7)	(25.0)	61.2
Oculeve Acquisition	99.5	63.9	(100.0)	63.4
ForSight Acquisition	65.4	1.3	-	66.7
Metrogel acquisition	15.0	0.1	(7.6)	7.5
Forest Acquisition	11.0	2.4	(1.0)	12.4
Uteron acquisition	8.2	(8.2)	-	-
Other	27.6	(10.2)	(0.1)	17.3
Total	$1,172.1	$15.2	$(548.7)	$638.6

NOTE 19 — Business Restructuring Charges

During 2017, activity related to our business restructuring and facility rationalization activities primarily related to the cost optimization initiatives in conjunction with the LifeCell and Zeltiq acquisitions, international restructurings and non-acquisition related restructurings. Restructuring activities for the six months ended June 30, 2017 were as follows ($ in millions):

	Severance and Retention	Share-Based Compensation	Other	Total
Reserve balance at December 31, 2016	$68.5	$-	$39.7	$108.2
Charged to expense
Cost of sales	4.0	-	-	4.0
Research and development	30.1	-	-	30.1
Selling and marketing	47.9	-	-	47.9
General and administrative	18.0	33.7	7.2	58.9
Total expense	100.0	33.7	7.2	140.9
Cash payments	(51.0)	(31.5)	(27.5)	(110.0)
Other reserve impact	(7.5)	(2.2)	-	(9.7)
Reserve balance at June 30, 2017	$110.0	$-	$19.4	$129.4

As part of the Company’s internal optimization restructuring programs, the Company incurred severance and other restructuring costs relating to the commercial organization of $29.9 million as the Company intends to eliminate approximately 400 positions.  In addition, restructuring charges in the three months ended June 30, 2017 includes $26.8 million of severance and restructuring costs related to a planned internal reduction of approximately 200 positions within the Company’s R&D organization.

During the three months ended June 30, 2017 and 2016, the Company recognized restructuring charges of $119.0 million and $18.2 million, respectively. During the six months ended June 30, 2017 and 2016, the Company recognized restructuring charges of $140.9 million and $34.3 million, respectively.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued. As of June 30, 2017, the Company’s consolidated balance sheet includes accrued loss contingencies of approximately $55.0 million.

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

In matters involving the assertion or defense of the Company’s intellectual property, the Company believes it has meritorious claims and intends to vigorously assert or defend the patents or other intellectual property at issue in such litigation.  Similarly, in matters where the Company is a defendant, the Company believes it has meritorious defenses and intends to defend itself vigorously.  However, the Company can offer no assurances that it will be successful in a litigation or, in the case of patent enforcement matters, that a generic version of the product at issue will not be launched or enjoined.  Failing to prevail in a litigation could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Antitrust Litigation

Asacol® Litigation. Two class action complaints were filed on June 22, 2015, and three more on September 21, 2015, in federal court in Massachusetts on behalf of a putative class of indirect purchasers. In each complaint plaintiffs allege that they paid higher prices for Warner Chilcott’s Asacol® HD and Delzicol® products as a result of Warner Chilcott’s alleged actions preventing or delaying generic competition in the market for Warner Chilcott’s older Asacol® product in violation of U.S. federal antitrust laws and/or state laws. Plaintiffs seek unspecified injunctive relief, treble damages and/or attorneys’ fees. Defendants moved to dismiss the indirect purchasers’ complaint. A hearing was held on the motion to dismiss on May 11, 2016.  On July 20, 2016, the court issued a decision granting the motion in part, dismissing the indirect purchaser plaintiffs’ claims based on purported reverse payments and dismissing several of indirect purchaser plaintiffs’ claims based on state laws. On August 15, 2016, the indirect purchaser plaintiffs filed a second amended complaint.  The Company filed an answer to the second amended complaint on October 4, 2016.  Complaints were also filed on behalf of a putative class of direct purchasers of Asacol® in federal court in New York on April 26, 2016, and on June 29, 2016, in each case making similar allegations to the complaints filed by the indirect purchaser plaintiffs.  Those matters have been consolidated with the indirect purchaser cases in the federal court in Massachusetts.   On October 11, 2016, the Company filed a motion to dismiss the direct purchasers’ consolidated complaint and oral argument on the motion was held on December 16, 2016.  On February 10, 2017, the court issued an order granting in part and denying in part the Company’s motion to dismiss. The Company has reached a tentative agreement with the direct purchaser plaintiffs to settle their claims.

Botox® Litigation. A class action complaint was filed in federal court in California on February 24, 2015, and amended May 29, 2015, alleging unlawful market allocation in violation of Section 1 of the Sherman Act, 15 U.S.C. §1, agreement in restraint of trade in violation of 15 U.S.C. §1 of the Sherman Act, unlawful maintenance of monopoly market power in violation of Section 2 of the Sherman Act, 15 U.S.C. §2 of the Sherman Act, violations of California’s Cartwright Act, Section 16700 et seq. of Calif. Bus. and Prof. Code, and violations of California’s unfair competition law, Section 17200 et seq. of Calif. Bus. and Prof. Code. In the complaint, plaintiffs seek an unspecified amount of treble damages.  On July 19, 2016, plaintiffs filed a motion for class certification.  On October 14, 2016, the Company filed an opposition to plaintiffs’ motion for class certification.  Oral argument on the class certification motion was heard on January 13, 2017.  On June 13, 2017, the court granted plaintiff’s motion for class certification.

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

Loestrin® 24 Litigation. On April 5, 2013, two putative class actions were filed in the federal district court against Warner Chilcott and certain affiliates alleging that Warner Chilcott’s 2009 patent lawsuit settlements with Watson Laboratories and Lupin related to Loestrin® 24 Fe were unlawful. The complaints, both asserted on behalf of putative classes of end-payors, generally allege that Watson and Lupin improperly delayed launching generic versions of Loestrin® 24 in exchange for substantial payments from Warner Chilcott in violation of federal and state antitrust and consumer protection laws. The complaints each seek declaratory and injunctive relief and damages. Additional complaints have been filed by different plaintiffs seeking to represent the same putative class of end-payors. In addition to the end-payor suits, two lawsuits have been filed on behalf of a class of direct payors and by direct purchasers in their individual capacities.  After a hearing on September 26, 2013, the JPML issued an order transferring all related Loestrin® 24 cases to the federal court for the District of Rhode Island. On September 4, 2014, the court granted the defendants’ motion to dismiss the complaint. The plaintiffs appealed the district court’s decision to the First Circuit Court of Appeals and oral argument was held on December 7, 2015. On February 22, 2016, the First Circuit issued its decision vacating the decision of, and remanding the matter to, the district court.  On June 11, 2016, defendants filed an omnibus motion to dismiss the claims of the direct purchaser class plaintiffs, end-payor class plaintiffs and individual direct purchaser plaintiffs.  Oral argument on the motion to dismiss was held on January 13, 2017.  On July 24, 2017, the court issued its decision denying the motion to dismiss.

Namenda® Litigation. On September 15, 2014, the State of New York, through the Office of the Attorney General of the State of New York, filed a lawsuit in the United States District Court for the Southern District of New York alleging that Forest was acting to prevent or delay generic competition to Forest’s immediate-release product Namenda® in violation of federal and New York antitrust laws and committed other fraudulent acts in connection with its commercial plans for Namenda® XR. On December 11, 2014, the district court issued a ruling granting the state’s preliminary injunction motion and issued an injunction on December 15, 2014 which the Court of Appeals for the Second Circuit affirmed on May 22, 2015. Forest and the New York Attorney General reached a settlement on November 24, 2015. On May 29, 2015, a putative class action was filed on behalf of a class of direct purchasers and on June 8, 2015 a similar putative class action was filed on behalf of a class of indirect purchasers. Since that time, additional complaints have been filed on behalf of putative classes of direct and indirect purchasers. The class action complaints make claims similar to those asserted by the New York Attorney General and also include claims that Namenda® patent litigation settlements between Forest and generic companies also violated the antitrust laws. On December 22, 2015, Forest and its co-defendants filed motions to dismiss the pending complaints. On September 13, 2016, the court issued a decision denying the Company’s motion to dismiss.  On September 27, 2016, the Company filed an answer to the amended complaint. On February 16, 2017 and February 23, 2017, plaintiffs filed motions for summary judgment on two of the counts of their complaint.  On March 16, 2017, the Company filed oppositions to the plaintiffs’ summary judgment motions and a cross motion for summary judgment on one count.  The motions were argued before the court on May 5, 2017.  On May 23, 2017, the Court issued its decision on the parties’ summary judgment motions.  The Court granted plaintiffs’ motion in part as to the collateral estoppel effect of a prior finding of anti-competitive conduct, and denied the cross-motions on whether the Company’s obtaining pediatric exclusivity was anti-competitive conduct.

Zymar®/Zymaxid® Litigation. On February 16, 2012, Apotex Inc. and Apotex Corp. filed a complaint in the federal district court in Delaware against Senju Pharmaceuticals Co., Ltd. (“Senju”), Kyorin Pharmaceutical Co., Ltd. (“Kyorin”), and Allergan, Inc.  alleging monopolization in violation of Section 2 of the Sherman Act, conspiracy to monopolize, and unreasonable restraint of trade in the market for gatifloxacin ophthalmic formulations, which includes Allergan Inc.’s ZYMAR® gatifloxacin ophthalmic solution 0.3% and ZYMAXID® gatifloxacin ophthalmic solution 0.5% products. In the complaint, Plaintiffs seek an unspecified amount of treble damages and disgorgement of profits.  Following the court’s denial of Allergan Inc.’s motions to dismiss, Allergan Inc. filed an answer to Apotex’s complaint on June 1, 2015.  On March 27, 2017, the Company and Apotex settled this matter.  On April 26, 2017, this matter was dismissed.

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

Telephone Consumer Protection Act Litigation.  In October 2012, Forest and certain of its affiliates were named as defendants in a putative class action in federal court in Missouri. This suit alleges that Forest and another defendant violated the Telephone Consumer Protection Act (the “TCPA”) and was filed on behalf of a proposed class that includes all persons who, from four years prior to the filing of the action, were sent telephone facsimile messages of material advertising the commercial availability of any property, goods, or services by or on behalf of defendants, which did not display an opt-out notice compliant with a certain regulation promulgated by the FCC. On July 17, 2013, the district court granted Forest’s motion to stay the action pending the administrative proceeding initiated by the pending FCC Petition and a separate petition Forest filed. On October 31, 2015, another class action complaint was filed in Missouri state court against Allergan USA, Inc., Warner Chilcott Corporation and Actavis, Inc., now known as Allergan Finance LLC, alleging violations of the Telephone Consumer Protection Act, the Missouri Consumer Fraud and Protection Act and conversion on behalf of a putative nationwide class of plaintiffs to who defendant Warner Chilcott Corporation sent unsolicited facsimile advertisements. Defendants removed this action to the federal district court for the Western District of Missouri on December 10, 2015 and responded to the complaint on February 8, 2016. On February 17, 2016, plaintiffs voluntarily dismissed defendants Allergan USA, Inc. and Actavis, Inc. from the litigation. In the wake of the Court of Appeals decision on the Petition discussed below, the parties reached an agreement to settle the action against Warner Chilcott.

In a related matter, on June 27, 2013, Forest filed a Petition for Declaratory Ruling with the FCC requesting that the FCC find that (1) the faxes at issue in the action complied, or substantially complied with the FCC regulation, and thus did not violate it, or (2) the FCC regulation was not properly promulgated under the TCPA. Warner Chilcott filed a similar petition with the FCC.  On January 31, 2014, the FCC issued a Public Notice seeking comment on Forest’s and several other similar petitions. On October 30, 2014, the FCC issued a final order on the FCC Petition granting Forest and several other petitioners a retroactive waiver of the opt-out notice requirement for all faxes sent with express consent. The litigation plaintiffs, who had filed comments on the January 2014 Public Notice, have appealed the final order to the Court of Appeals for the District of Columbia. Forest and other petitioners intervened in the appeal seeking review of that portion of the FCC final order addressing the statutory basis for the opt out/express consent portion of the regulation.  Oral argument before the appellate court took place on November 8, 2016.   On March 31, 2017, the Court of Appeals issued a decision which held that the FCC regulation at issue was not properly promulgated under the TCPA.

Prescription Opioid Drug Abuse Litigation. The Company has been named as a defendant in eleven matters relating to the promotion and sale of prescription opioid pain relievers and additional suits may be filed.

On May 21, 2014, the California counties Santa Clara and Orange filed a lawsuit in California state court on behalf of the State of California against several pharmaceutical manufacturers. Plaintiffs named Actavis plc in the suit. The California plaintiffs filed an amended complaint on June 9, 2014. The California complaint alleges that the manufacturer defendants engaged in a deceptive campaign to promote their products in violation of state laws.  The complaint seeks an unspecified amount of monetary damages, penalties and injunctive relief.  On August 27, 2015, the court stayed the action based on primary jurisdiction arguments raised in the motions to dismiss. On June 3, 2016, the California plaintiffs filed a motion to lift the stay and a motion for leave to file a third amended complaint.  On July 1, 2016, the Company and co-defendants filed joint oppositions to the California plaintiffs’ motion to lift the stay and motion for leave to file a third amended complaint.  On July 27, 2016, the court ordered the California plaintiffs to file another motion for leave to file an amended complaint along with a proposed amended complaint.  On October 19, 2016, the court in the California litigation lifted the stay in part permitting defendants to challenge the third amended complaint and for the parties to discuss settlement and maintaining the stay in all other respects.  On July 6, 2017, Santa Clara and Orange Counties filed a fourth amended complaint.

On June 2, 2014, the City of Chicago also filed a complaint in Illinois state court against the same set of defendants, including Actavis plc, that were sued in the California Action. Co-defendants in the action removed the matter to the federal court in Illinois. The Chicago complaint contains similar allegations as the California complaint and also seeks unspecified monetary damages, penalties and injunctive relief. Defendants have moved to dismiss the complaints in each action. On May 8, 2015, the court granted the Company’s motion to dismiss the complaint. On August 26, 2015, the City of Chicago filed a second amended complaint. On September 29, 2016, the court in the Chicago litigation granted in part and denied in part defendants’ motion to dismiss the second amended complaint.  On October 25, 2016, Chicago filed a third amended complaint.  On December 15, 2016, the Company moved to dismiss the third amended complaint and filed an answer to the complaint.

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

On May 31, 2017, the State of Ohio filed a lawsuit in Ohio state court against several pharmaceutical manufacturers.  The Ohio action parallels the allegations in the Chicago matter and seeks monetary and equitable relief.

On June 5, 2017, the City of Dayton, Ohio filed a lawsuit in Ohio state court against several pharmaceutical manufacturers and distributors.  The Dayton action parallels the allegations in the Chicago matter and seeks monetary and equitable relief.

On June 12, 2017, Nassau County, New York filed a lawsuit in New York state court against several pharmaceutical manufacturers and distributors.  The Nassau County action parallels the allegations in the Chicago matter and seeks monetary and equitable relief.  The Nassau County action was recently consolidated with actions filed by other counties in New York state.  Allergan was not named as a defendant in any of the other New York county actions.

On June 26, 2017, Union County, Illinois filed a lawsuit in Illinois state court against several pharmaceutical manufacturers.  The Union County action parallels the allegations in the Chicago matter and seeks monetary and equitable relief.

On June 26, 2017, Jersey County, Illinois filed a lawsuit in Illinois state court against several pharmaceutical manufacturers and distributors.  The Jersey County action parallels the allegations in the Chicago matter and seeks monetary and equitable relief.

On June 29, 2017, the City of Lorain, Ohio filed a lawsuit in Ohio state court against several pharmaceutical manufacturers and distributors.  The Lorain action parallels the allegations in the Chicago matter and seeks monetary and equitable relief.

On June 29, 2017, a putative class action was filed in the United States District Court for the Western District of Arkansas on behalf of Arkansas residents who were prescribed an opioid product or were prescribed an opioid product and were treated for an overdose or addiction against several pharmaceutical manufacturers.  The complaint parallels the allegations in the Chicago matter and seeks monetary and equitable relief.

On June 30, 2017, the State of Oklahoma filed a lawsuit in Oklahoma state court against several pharmaceutical manufacturers.  The Oklahoma action parallels the allegations in the Chicago matter and seeks monetary and equitable relief.

The Company is aware that other states and political subdivisions are considering filing comparable actions against, among others, manufacturers and parties that promoted prescription opioid pain relievers.

Testosterone Replacement Therapy Class Action. On November 24, 2014, the Company was served with a putative class action complaint filed on behalf a class of third party payers in federal court in Illinois. The suit alleges that the Company and other named pharmaceutical defendants violated various laws including the federal RICO statute and state consumer protection laws in connection with the sale and marketing of certain testosterone replacement therapy pharmaceutical products (“TRT Products”), including the Company’s Androderm® product. This matter was filed in the TRT Products Liability MDL, described in more detail below, notwithstanding that it is not a product liability matter. Plaintiff alleges that it reimbursed third parties for dispensing TRT Products to beneficiaries of its insurance policies. Plaintiff seeks to obtain certain equitable relief, including injunctive relief and an order requiring restitution and/or disgorgement, and to recover damages and multiple damages in an unspecified amount. Defendants filed a joint motion to dismiss the complaint, after which plaintiff amended its complaint. Defendants jointly filed a motion to dismiss the amended complaint, which was granted in part and denied in part on February 3, 2016. The Court dismissed plaintiff’s substantive RICO claims against the Company for mail and wire fraud for failure to plead with particularity under Rule 9(b) but granted plaintiffs leave to replead. The court also dismissed plaintiff’s state law statutory claims and common law claims for fraud and unjust enrichment. The Court declined to dismiss plaintiff’s conspiracy claims pursuant to 18 U.S.C. § 1962(d) and its claims for negligent misrepresentation.  Plaintiff filed a third amended complaint on April 7, 2016.  Defendants jointly filed a motion to dismiss the third amended complaint on May 5, 2016.  On August 2, 2016, the court dismissed all claims in the Third Amended Complaint against the Company except plaintiff’s RICO conspiracy claim.  On August 29, 2016, the Company filed a Motion for Reconsideration or, in the alternative, Motion to Certify for Interlocutory Appeal, which the court denied on September 8, 2016.  Discovery is in the early stages.

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

Xaleron Dispute. On February 5, 2016, Xaleron Pharmaceuticals, Inc. filed a lawsuit against Allergan, Inc. and Actavis, Inc., now known as Allergan Finance, LLC, in state court in New York. The complaint, filed on February 26, 2016, alleges the defendants misappropriated Xaleron’s confidential business information and asserts claims for unfair competition, tortious interference with prospective economic advantage and unjust enrichment. The Company filed a motion to dismiss the complaint on April 15, 2016.  On September 13, 2016, the court issued a decision denying the Company’s motion.  Defendants filed an answer to the complaint and the parties are now engaged in discovery.

Zeltiq Shareholder Litigation.  On March 14, 2017, a putative shareholder class action lawsuit was filed against Zeltiq Aesthetics, Inc. and various directors as well as Allergan entities in Delaware federal court.  Plaintiffs allege that Zeltiq’s proxy statement misrepresents material information that is preventing Zeltiq’s shareholders from making a fully informed decision on the proposed sale to Allergan, including failure to disclose GAAP reconciliation of Zeltiq’s non-GAAP projections.  The Allergan entities were named under a supervisory role theory. On March 29, 2017, a similar putative shareholder class action lawsuit was filed in California federal court against Zeltiq Aesthetics, Inc. and various directors seeking a preliminary injunction.  Allergan was not named as a defendant.  Zeltiq filed an amendment to its Definitive Proxy Statement on April 11, 2017, which includes supplemental disclosures that address plaintiffs’ claims.  On the same date, plaintiffs in the California action withdrew their motion for a preliminary injunction.  On May 23, 2017, plaintiffs in the California action voluntarily dismissed their complaint, with prejudice as to the named plaintiff and without prejudice as to the class members.  The parties have reached an agreement in principle to settle this dispute pursuant to which plaintiffs will voluntarily dismiss this action.

Zeltiq Advertising Litigation.  On April 26, 2017, a putative class action lawsuit was filed against Zeltiq Aesthetics, Inc. in state court in California alleging that Zeltiq misled customers regarding the promotion of its CoolSculpting product and the product’s premarket notification clearance status.  Plaintiffs recently served Zeltiq with the Complaint.    On May 30, 2017, the case was removed to the United States District Court for the Central District of California.  On July 20, 2017, an amended complaint was filed.

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

Patent Litigation

Patent Enforcement Matters

Aczone ® Gel, 7.5%.  In June and July 2017, Allergan, Inc. brought actions for infringement of U.S. Patent No. 9,517,219 (the “‘219 patent”) in the U.S. District Court for the District of Delaware against Taro Pharmaceutical Industries Ltd. and Taro Pharmaceuticals, Inc. (collectively, “Taro”).  Taro had notified Allergan in April and July 2017, that it filed an ANDA with the FDA seeking to obtain approval to market a generic version of Aczone® Gel, 7.5% before the ‘219 patent expires in November 2033.  These lawsuits triggered automatic stays of approval of Taro’s ANDA that expire no earlier than October 2019 and January 2020, respectively (unless there is a final court decision adverse to Plaintiff sooner). No trial schedule has been set.

Amrix®. In August 2014, Aptalis Pharmatech, Inc. (“Aptalis”) and Ivax International GmbH (“Ivax”), Aptalis’s licensee for Amrix, brought an action for infringement of U.S. Patent No. 7,790,199 (the “’199 patent”), and 7,829,121 (the “’121 patent”) in the U.S. District Court for the District of Delaware against Apotex Inc. and Apotex Corp. (collectively “Apotex”). Apotex has notified Aptalis that it has filed an ANDA with the FDA seeking to obtain approval to market a generic version of Amrix before these patents expire. (The ’199 and ’121 patents expire in November 2023.) This lawsuit triggered an automatic stay of approval of Apotex’s ANDA until no earlier than December 27, 2016 (unless there is a final court decision adverse to Plaintiffs sooner, and subject to any other exclusivities, such as a first filer 180 day market exclusivity). A bench trial concluded on November 17, 2015. Post-trial briefing concluded on April 8, 2016. On December 8, 2016, the court entered an order, opinion and judgment in favor of Plaintiffs and against Apotex, that Apotex infringes the asserted claims of the ‘199 and ‘121 patents.  On December 8, 2016, Apotex filed a notice of appeal.  Apotex filed its opening brief on February 15, 2017.  Aptalis and Ivax’s responsive brief was filed on May 11, 2017.  Apotex’s reply brief was filed on May 25, 2017.  Oral argument has not yet been scheduled.  On September 29, 2016, Adare Pharmaceuticals, Inc., and Ivax filed suit in U.S. District Court for the District of Delaware against Apotex asserting that Apotex’s generic product will infringe U.S. Patent No. 9,399,025 (the “’025 patent”).  (The ‘025 patent expires in November 2023.).  On March 17, 2017, the district court granted the parties’ joint stipulation to stay the action concerning the ‘025 patent.

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

On January 30, 2017, Aptalis brought an action for infringement of the ’083, ’051, and ’384 patents in the U.S. District Court for the District of New Jersey against Zydus Pharmaceuticals (USA) Inc., Zydus Healthcare USA LLC and Cadila Healthcare Limited (collectively “Zydus”). Zydus has notified Aptalis that it has filed an ANDA with the FDA seeking to obtain approval to market generic versions of Canasa® before certain of these patents expire. This lawsuit triggered an automatic stay of approval of Zydus’s ANDA that expires no earlier than June 2019 (unless a court issues a decision adverse to Aptalis sooner). No trial schedule has been set.

In June 2017, Aptalis received a Paragraph IV certification notice letter from Amneal Pharmaceuticals LLC (“Amneal”) indicating that it had submitted to FDA an ANDA seeking approval to manufacture and sell a generic version of Canasa® before the expiration of the ‘083 and ‘051 patents.  Amneal claims that certain claims of these patents are invalid and/or would not be infringed.  The Company is evaluating a patent infringement action in response to this ANDA filing.

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

On May 19, 2016, Sandoz filed an opposed motion for leave to amend its answer and counterclaim seeking to add a count for declaratory judgment of invalidity of the ‘149 Patent. On July 20, 2016, Alcon and Sandoz filed motions for summary judgment of invalidity and non-infringement of claim 4 of the ‘149 Patent, and Allergan filed a motion for summary judgment of infringement of claim 4 of the ‘149 Patent and to preclude Sandoz from re-challenging the validity of that claim. On September 30, 2016, the court denied the parties’ motions for summary judgment.  A bench trial concluded on October 27, 2016. On December 30, 2016, the court entered an opinion and final judgment in favor of Allergan and against Sandoz, that the asserted claims of the ‘149 Patent, and U.S. Patent Numbers 7,320,976 (“‘976 Patent”) and 8,748,425 (the “‘425 Patent”), were not invalid, and that Sandoz infringes the asserted claims of the ‘425 Patent. The court also held in favor of Sandoz and against Allergan, that Sandoz does not infringe the asserted claims of the ‘149 and ‘976 Patents. Sandoz filed a notice of appeal to U.S. Court of Appeals for the Federal Circuit on January 17, 2017, and Allergan filed a notice of cross appeal on January 27, 2017.  On March 1, 2017, Sandoz filed its opening brief, on April 10, 2017, Allergan filed its responsive brief, and on May 15, 2017, Sandoz filed its reply brief.  Oral argument has not yet been scheduled.  The U.S. Court of Appeals for the Federal Circuit has ordered that oral argument be scheduled in October 2017.

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

On July 21, 2016, the Plaintiffs filed an answer to Teva’s counterclaim and to Zydus’s counterclaim.  On November 28, 2016, Plaintiffs entered into a settlement agreement with Zydus. Under the terms of the settlement agreement, Zydus may launch its generic version of Delzicol® on March 1, 2020, or earlier under certain circumstances. On January 19, 2017, the Magistrate Judge issued a Report and Recommendation denying Mylan’s motion to dismiss, which was adopted by the district court on February 14, 2017.  On March 31, 2017, Plaintiffs filed a motion to stay the litigation against Teva, and, on April 11, 2017, Plaintiffs filed a motion to dismiss the originally-filed action against Teva for lack of subject matter jurisdiction.  On April 21, 2017, Plaintiffs brought an action for infringement of the ‘180 patent in the United States District Court for the Eastern District of Texas against Teva Pharmaceuticals USA, Inc., which had notified Plaintiffs that, on or before March 9, 2017, it had amended its ANDA seeking to obtain approval to market generic versions of Delzicol®. Teva also notified Plaintiffs that it had submitted to FDA a new paragraph IV certification for the ‘180 patent in connection with its ANDA.  On July 25, 2017, the Magistrate Judge denied Plaintiffs’ motion to stay the originally-filed action against Teva and also issued a Report and Recommendation denying Plaintiffs’ motion to dismiss the same action.

Delzicol® IPR. On November 4, 2016, Mylan Pharmaceuticals Inc. (“Mylan”) filed a petition for Inter Partes Review (“IPR”) with the USPTO regarding U.S. Patent No. 6,649,180 (the “‘180 patent”).  Qualicaps Co., Ltd.’s filed a patent owner preliminary response on February 17, 2017.  On May 17, 2017, the USPTO granted Mylan’s petition to institute an IPR on certain grounds with respect to claims 1 and 4 of the ‘180 patent.  On July 21, 2017, Qualicaps filed a patent owner response.

Latisse® III. In December 2014, Allergan and Duke University filed a complaint for declaratory judgment of infringement of U.S. Patent Nos. 8,906,962 (“‘962 Patent”) against Apotex. In January 2015, Allergan and Duke subsequently filed an amended complaint against Apotex to assert infringement of U.S. Patent Number 8,926,953 (“‘953 Patent”). In March 2015, Allergan and Duke filed a second amended complaint asserting only the ‘953 Patent. Apotex filed a motion to dismiss for failure to state a claim with respect to the ‘953 Patent. On August 31, 2015, the court issued an order and judgment dismissing the case with prejudice in favor of Apotex, Sandoz and Akorn on all of Allergan’s claims alleging infringement of the ‘953 patent. In the Sandoz and Akorn matters, the court also declared and adjudged the ‘953 patent invalid as obvious, and collaterally estopped Allergan from asserting the ‘953 patent against Sandoz or Akorn or contesting the invalidity of the ‘953 patent. In late September, the court entered a final judgment that declared and adjudged the claims of the ‘953 patent invalid as obvious and collaterally estopped Allergan from asserting the claims of the ‘953 patent against Apotex and Akorn or contesting the invalidity of the claims of the ‘953 patent. On September 30, 2015, Allergan filed a Notice of Appeal to the Court of Appeals for the Federal Circuit. On October 19, 2015, the U.S. Court of Appeals for the Federal Circuit docketed the appeal filed by Allergan. In March 2016, Allergan filed its opening brief. In June 2016, Akorn, Apotex, Hi-Tech and Sandoz filed their response brief. In July 2016, Allergan filed its reply brief. Sandoz launched “at risk” a generic version of Latisse® in December 2016.  Oral argument was held on February 8, 2017.  On March 17, 2017, the Federal Circuit affirmed the district court’s opinion on collateral estoppel and invalidity with respect to asserted claims 8, 23 and 26 of the ‘953 patent as applied to Sandoz, but reversed with respect to unasserted claims 1-7, 9-22, and 24-25 of the ‘953 patent.  On May 12, 2017, the district court entered a final judgment.

Latisse® IV. In July 2017, Plaintiffs Allergan and Duke University filed a complaint for infringement of U.S. Patent Number 9,579,270 (“‘270 Patent”) against Defendants Sandoz Inc. and Alcon Laboratories, Inc.  In December 2016, Sandoz announced the U.S. market launch of Defendants’ generic copy of LATISSE®.  In their complaint, Plaintiffs seek, among other things, a judgment that Defendants have infringed the ‘270 patent by making, selling, and offering to sell, and/or importing, their generic copy of LATISSE® within the United States.  Plaintiffs seek injunctive relief and damages for Defendants’ infringement.

Linzess®. In October 2016, the Company and Ironwood received Paragraph IV certification notice letters from Teva Pharmaceuticals USA, Inc. (“Teva”) indicating that it had submitted to FDA an ANDA seeking approval to manufacture and sell a generic version of LINZESS® 145 mcg and 290 mcg capsules (“LINZESS”) before the expiration of the nine patents listed in the Orange Book, including U.S. Patent Nos. 7,304,036 (the “‘036 Patent”); 7,371,727 (the “‘727 Patent”); 7,704,947 (the “‘947 Patent”); 7,745,409 (the “‘409 Patent”); 8,080,526 (the “‘526 Patent”); 8,110,553 (the “‘553 Patent”); 8,748,573 (the “‘573 Patent”); 8,802,628 (the “‘628 Patent”); and 8,933,030 (the “‘030 Patent”). In October 2016, the Company and Ironwood also received Paragraph IV certification notice letters from Aurobindo Pharma Ltd. (“Aurobindo”) indicating that it had submitted to FDA an ANDA seeking approval to manufacture and sell a generic version of LINZESS before the expiration of the ‘573, ‘628 and ‘030 Patents. (The ‘727, ‘947, ‘409, ‘526 and ‘553 Patents expire in January 2024; the ‘036 Patent expires in August 2026; and the ‘573, ‘628 and ‘030 Patents expire in 2031.) Teva and Aurobindo claim that the patents discussed in their respective notice letters are invalid, unenforceable and/or would not be infringed.  On November 30, 2016, Forest Laboratories, LLC, Forest Laboratories Holdings, Ltd., Allergan USA, Inc. and Ironwood Pharmaceuticals, Inc. (collectively, “Plaintiffs”), brought an action for infringement of some or all of the ‘036, ‘727, ‘947, ‘409, ‘526, ‘553, ‘573, ‘628 and ‘030 Patents in the U.S. District Court for the District of Delaware against Teva

Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Sandoz, Inc., Aurobindo Pharma Ltd., and Aurobindo Pharma USA, Inc. This lawsuit triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than February 2020 (unless there is a final court decision adverse to Plaintiffs sooner).  Mylan filed its answer on December 22, 2016.  Teva and Sandoz filed their respective answers and counterclaims on January 20 and January 30, 2017. Aurobindo filed its answer and counterclaims on April 6, 2017.    On May 19, 2017, the district court entered a scheduling order.  Trial is scheduled for June 2019.  On July 13, 2017, Mylan filed a motion to dismiss for improper venue.

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

In April 2017, Forest Laboratories, LLC received a Paragraph IV certification notice letter from Macleods Pharmaceuticals, Ltd. indicating that it had submitted to FDA an ANDA seeking approval to manufacture and sell a generic version of Namenda XR® before the expiration of the ‘009, ‘209, ‘708, ‘379, ‘752, ‘085, and ‘233 patents.  Macleods Pharmaceuticals, Ltd. claims that these patents are invalid, unenforceable and/or would not be infringed.  The Company is evaluating a patent infringement action in response to this ANDA filing.  On June 2, 2017, the Company and Adamas Pharma, LLC brought an action for infringement of the ‘009, ‘209, ‘708 and ‘379 patents in the U.S. District Court for the District of Delaware against Macleods Pharmaceuticals, Ltd. and Macleods Pharma USA, Inc. (collectively, “Macleods”). This lawsuit triggered an automatic stay of approval of the Macleods ANDA that expires no earlier than October 2019 (unless there is a final court decision adverse to Plaintiffs sooner).  No trial schedule has been set.

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

In April 2017, Forest Laboratories, LLC received a Paragraph IV certification notice letter from Macleods Pharmaceuticals, Ltd. (“Macleods”) indicating that it had submitted to FDA an ANDA seeking approval to manufacture and sell generic versions of Namzaric® donepezil and memantine hydrochloride extended release capsules (10 mg/14 mg and 10 mg/28 mg) before the expiration of the ‘009, ‘291, ‘209, ‘708, ‘379, ‘794, ‘752, ‘485, ‘486, ‘085, ‘858 and ‘233 patents.  Macleods claims that these patents are invalid, unenforceable and/or would not be infringed.  The Company is evaluating a patent infringement action in response to this ANDA filing.  On June 2, 2017, the Company and Adamas Pharma, LLC brought an action for infringement of the ‘009, ‘291, ‘485, ‘486, and ‘858 patents in the U.S. District Court for the District of Delaware against Macleods Pharmaceuticals, Ltd. and Macleods Pharma USA, Inc. (collectively, “Macleods”). This lawsuit triggered an automatic stay of approval of the Macleods ANDA that expires no earlier than October 2019 (unless there is a final court decision adverse to Plaintiffs sooner).  No trial schedule has been set.

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

Rapaflo®. On June 17, 2013, Actavis, Inc, now known as Allergan Finance, LLC., Watson Laboratories, Inc., (collectively, “Actavis”) and Kissei Pharmaceutical Co., Ltd. (“Kissei”) sued Hetero USA Inc., Hetero Labs Limited, and Hetero Labs Limited, Unit 3 (collectively, “Hetero”) in the United States District Court for the District of Delaware, alleging that sales of silodosin tablets, a generic version of Actavis’ Rapaflo® tablets, would infringe U.S. Patent No. 5,387,603 (the “‘603 patent”). On June 17, 2013 Actavis and Kissei sued Sandoz Inc. (“Sandoz”) in the United States District Court for the District of Delaware, alleging that sales of Sandoz’s generic version of Rapaflo® would infringe the ‘603 patent. The complaint seeks injunctive relief.  On December 22, 2014, the Parties completed a settlement agreement with Hetero. Actavis and Kissei’s lawsuit against Sandoz have been consolidated and remain pending. Pursuant to the provisions of the Hatch-Waxman Act, the FDA is precluded from granting final approval to the generic applicants prior to April 8, 2016.  On April 13, 2017, the Sandoz action was dismissed pursuant to a settlement agreement.

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

On May 30, 2017, Defendants filed motions for summary judgment for noninfringement, lack of enablement, and for lack of standing, or in the alternative for invalidity under 35 U.S.C. § 102(f).  Allergan opposed these summary judgment motions, and briefing was completed on June 27, 2017.

On August 1, 2017, the Court conducted a pre-trial conference and motion hearing.  During the conference, (i) Mylan waived its venue objection; and (ii) the court issued oral rulings denying each of Defendants’ three motions for summary judgment and stated that written opinions on those motions would follow.  Trial is scheduled to begin August 28, 2017, in Marshall, Texas.

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

On December 22, 2016, Allergan filed a complaint for infringement of the ʼ111 patent, ʼ162 patent, ʼ556 patent, ʼ048 patent, ʼ930 patent, and the ʼ191 patent in the U.S. District Court for the Eastern District of Texas against Deva Holding A.S. (“Deva”). Deva notified Allergan that it has filed an ANDA with the FDA seeking to obtain approval to market generic versions of Restasis® before these certain patents expire.  On February 20, 2017, Deva filed an answer, affirmative defenses and counterclaims. On March 28, 2017, Deva filed a motion to stay pending either the USPTO’s final written decision in the pending IPR proceedings, or the district court’s issuance of a trial opinion in the consolidated actions originally brought in 2015.  On July 28, 2017, Deva’s stay motion was denied without prejudice.  Trial in the Deva matter is scheduled in October 2018.

Restasis® IPR. On June 6, 2016, Allergan, Inc. received notification letters that Inter Partes Review of the USPTO (“IPR”) petitions were filed by Mylan Pharmaceuticals Inc. (“Mylan”) regarding U.S. Patent Nos. 8,629,111 (the “‘111 patent”), 8,633,162 (the “‘162 patent”), 8,642,556 (the “‘556 patent”), 8,648,048 (the “‘048 patent”), 8,685,930 (the “‘930 patent”), and 9,248,191 (the “‘191 patent”), which patents expire on August 27, 2024. Mylan filed the IPR petition on June 3, 2016. On June 23, 2016, Allergan received a notification letter that a IPR petition and motion for joinder was filed by Argentum Pharmaceuticals LLC (“Argentum”) regarding the ’111 patent.  On December 7, 2016, Allergan entered into a settlement agreement with Argentum and Argentum’s petition was withdrawn.  On December 8, 2016, the USPTO granted Mylan’s petitions to institute IPRs with respect to these patents. On January 6, 2017, each of Akorn, Famy Care and Teva filed, and on January 9, 2017 the USPTO received, IPR petitions with respect to these patents and motions for joinder with the Mylan IPR. On February 6, 2017, Allergan opposed joinder.  On March 20, 2017, Allergan filed patent owner responses.  The USPTO granted Teva’s and Akorn’s joinder motions on March 31, 2017.    On April 27, 2017, the USPTO decided not to join Famy Care as a petitioner to the earlier-filed IPR petitions.  On July 10, 2017, the USPTO denied Famy Care’s motion for joinder with the IPRs instituted in December 2016, and on July 10 and 12, 2017, granted Famy Care’s petitions to institute IPRs with respect to these same patents.  On May 31, 2017, the USPTO granted-in part a motion by Mylan for additional discovery.  On July 14, 2017, Allergan filed a patent owner sur-reply. On July 20, Allergan and Mylan filed requests for oral argument.  On July 28, 2017, the USPTO rescheduled the hearing for September 13, 2017.

Saphris®. Between September 2014 and May 2015, Forest Laboratories, LLC, and Forest Laboratories Holdings Ltd. (collectively, “Forest”) brought actions for infringement of some or all of U.S. Patent Nos. 5,763,476 (the “‘476 patent”), 7,741,358 (the “‘358 patent”) and 8,022,228 (the “‘228 patent”) in the U.S. District Court for the District of Delaware against Sigmapharm Laboratories, LLC, Hikma Pharmaceuticals, LLC, Breckenridge Pharmaceutical, Inc., Alembic Pharmaceuticals, Ltd. and Amneal Pharmaceuticals, LLC, and related subsidiaries and affiliates thereof. Including a 6-month pediatric extension of regulatory exclusivity, the ‘476 patent expires in December 2020, and the ‘358 and ‘228 patents expire in October 2026. These lawsuits triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than August 13, 2017 (unless a court issues a decision adverse to Forest sooner). On February 3, 2015, the District Court consolidated the then-pending actions for all purposes. On September 30, 2015, the District Court consolidated all pending actions. On March 28, 2016, the court entered Forest and Hikma’s proposed joint stipulation and order of adverse judgment and dismissal of claims related to the ‘358 and ‘228 patents. In April 2016, the court granted the proposed consent judgment of non-infringement and order of dismissal of counterclaims related to the ‘358 and ‘228 patents, as well as a stipulation and order with respect to infringement of Claims 1, 2, and 6 of the ʼ476 patent, between Plaintiffs and Breckenridge. The Court also granted the proposed stipulation of entry and proposed order of adverse judgment and dismissal of counterclaims related to the ʼ358 and ʼ228 patents between Plaintiffs and Sigmapharm. Trial is scheduled to begin in October 2016 with respect to the ‘476 patent, the only remaining patent-in-suit. In April, May and July 2016, the court granted the proposed stipulations and orders of infringement of certain claims of the ‘476 patent as to Hikma, Breckenridge and Alembic. On October 13, 2016, the court stayed trial as to Sigmapharm and extended the 30-month stay as to Sigmapharm.  Trial concluded on November 3, 2016.  The parties filed their opening post-trial briefs on January 23, 2017 and their responsive briefs on March 17, 2017.  On June 30, 2017, the district court issued an opinion and order finding all asserted claims of the ‘476 patent valid, and that claims 4, 9 and 10 were not infringed by Alembic and Breckenridge.  On July 11, 2017, the district court entered a final judgment that ordered, among other things, that Alembic’s, Amneal’s, Breckenridge’s and Hikma’s respective ANDAs not be granted final approval by FDA earlier than the date of expiration of the ‘476 patent inclusive of any applicable adjustments, extensions or exclusivities. On July 28, 2017, Alembic, Amneal, Breckenridge and Hikma filed notices of appeal. The issue of infringement as to Sigmapharm remains stayed.

Viibryd®. In March 2015, Forest Laboratories, LLC, Forest Laboratories Holdings Ltd., (collectively, “Forest”) and Merck KGaA and Merck Patent Gesellschaft Mit Beschränkter Haftung (collectively, “Merck”), Forest’s licensor for Viibryd, brought actions for infringement of U.S. Patent Nos. 7,834,020 (the “‘020 patent”), 8,193,195 (the “‘195 patent”), 8,236,804 (the “‘804 patent”) and 8,673,921 (the “‘921 patent”) in the U.S. District Court for the District of Delaware against Accord Healthcare Inc. (“Accord”), Alembic Pharmaceuticals, Ltd. (“Alembic”), Apotex, Inc. (“Apotex”), InvaGen Pharmaceuticals, Inc. (“InvaGen”), and Teva Pharmaceuticals USA, Inc. (“Teva”), and related subsidiaries and affiliates thereof. These companies have notified Forest and/or Merck that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Viibryd before the ‘020, ‘195, ‘804 and ‘921 patents expire in June 2022. These lawsuits triggered an automatic stay of approval of the applicable ANDAs until July 21, 2018 (unless a court issues a decision adverse to Forest and Merck sooner). On August 24, 2015, the District Court consolidated the actions for all purposes and issued a scheduling order setting a trial date in January 2018. On November 23, 2015, Forest and Merck brought an action for infringement of the ‘020, ‘195, ‘804 and ‘921 patents in the U.S. District Court for the District of Delaware against InvaGen, which matter was consolidated with the earlier-filed action against InvaGen.  On March 29, 2017, the District Court granted plaintiffs and Teva’s joint stipulation to stay the action as to Teva until May 11, 2017, due to the parties’ settlement discussions.  On April 20, 2017, plaintiffs entered into a settlement agreement with Alembic, and the case was dismissed.  On May 15, 2017, plaintiffs entered into a settlement agreement with Accord, and the case was dismissed.  On June 29, 2017, plaintiffs entered into a settlement agreement with Teva, and the case was dismissed. On July 28, 2017, plaintiffs entered into a settlement agreement with Apotex.

Product Liability Litigation

Actonel® Litigation. Warner Chilcott is a defendant in approximately 169 cases and a potential defendant with respect to approximately 369 unfiled claims involving a total of approximately 540 claimants relating to Warner Chilcott’s bisphosphonate prescription drug Actonel®. The claimants allege, among other things, that Actonel® caused them to suffer osteonecrosis of the jaw (“ONJ”), a rare but serious condition that involves severe loss or destruction of the jawbone, and/or atypical fractures of the femur. Warner Chilcott is in the initial stages of discovery in these litigations.  All of the filed cases are in either federal or state courts in the United States, with the exception of one purported product liability class action involving a total of two plaintiffs that was brought against Warner Chilcott in a provincial court in Canada. The Canadian action alleges, among other things, that Actonel® caused the plaintiffs and the proposed class members who ingested Actonel® to suffer ONJ or other side effects. It is expected that these plaintiffs will seek class certification. Plaintiffs have typically asked for unspecified monetary and injunctive relief, as well as attorneys’ fees. Warner Chilcott is indemnified by Sanofi for certain Actonel claims pursuant to a collaboration agreement relating to the two parties’ co-promotion of the product in the United States and other countries. In addition, Warner Chilcott is also partially indemnified by the Procter & Gamble Company (“P&G”) for ONJ claims that were pending at the time Warner Chilcott acquired P&G’s global pharmaceutical business in October 2009. In May and September 2013, Warner Chilcott entered into two settlement agreements that resolved a majority of the then-existing ONJ-related claims.

AlloDerm Litigation.  LifeCell Corporation is named as a defendant in approximately 335 lawsuits alleging that its biologic mesh product AlloDerm did not perform as intended and caused various injuries.  Plaintiffs allege the product was defectively designed or manufactured and/or did not have proper warnings.  These cases are consolidated in Superior Court of New Jersey, Middlesex County.  Prior to the close of its sale to Allergan, LifeCell mediated the New Jersey cases in December 2016 and negotiated a settlement of its pending New Jersey cases, which was paid by LifeCell on April 19, 2017.  Approximately 325 of the cases have been dismissed, with the balance anticipated to be dismissed pending estate filings.  LifeCell’s insurers participated in the settlement.  One other case is pending in Oklahoma but the Company has not yet been served.

Benicar® Litigation. Forest is named in approximately 1,759 actions involving allegations that Benicar®, a treatment for hypertension that Forest co-promoted with Daiichi Sankyo between 2002 and 2008, caused certain gastrointestinal injuries. Under Forest’s Co-Promotion Agreement, Daiichi Sankyo is defending us in these lawsuits. On August 1, 2017, Daiichi announced that  it has agreed to enter into a program to settle, on behalf of all defendants, this pending product liability litigation against various Daiichi Sankyo and Forest entities

Celexa®/Lexapro® Litigation.  Certain Forest entities are defendants in approximately 178 actions alleging that Celexa® or Lexapro® caused various birth defects. Several of the cases involve multiple minor-plaintiffs. The majority of these actions have been consolidated in state court in Missouri. The Company has reached an agreement with plaintiffs to settle five of the pending cases.  There are birth defect cases pending in other jurisdictions, none of which are set for trial.

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

Testosterone Litigation. Beginning in 2014, a number of product liability suits were filed against Actavis, Inc., now known as Allergan Finance, LLC, and one or more of its former subsidiaries as well as other manufacturers and distributors of testosterone products, for personal injuries including but not limited to cardiovascular events allegedly arising out of the use of Androderm® and AndroGel®, a product that a subsidiary of the Company had co-promoted for another pharmaceutical company defendant. There are approximately 568 currently pending actions which have been consolidated in an MDL in federal court in Illinois. The defendants have responded to the plaintiffs’ master complaint in the MDL and discovery is ongoing. The Company anticipates that additional suits will be filed.

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

In April 2014, the federal district court in Massachusetts unsealed a qui tam complaint which asserts claims under the False Claims Act and contains allegations regarding off-label promotion of Namenda®. The Company filed a motion to dismiss the relator’s Second Amended Complaint and the court granted in part and denied in part Forest’s motion, dismissing the False Claims Act conspiracy claim only. On October 7, 2016, the Company filed a second motion to dismiss the relator’s second amended complaint based on newly discovered evidence.  On April 28, 2017, the court issued a decision in which it granted the Company’s motion.  Plaintiff has agreed to withdraw his appeal of the district court’s decision.  The U.S. Attorney’s Office declined to intervene in this action but has reserved the right to do so at a later date.

Forest and certain of its affiliates are defendants in three state court actions pending in Illinois, Utah and Wisconsin involving qui tam actions alleging generally that the plaintiffs (all government agencies) were overcharged for their share of Medicaid drug reimbursement costs. Discovery is ongoing in these actions.  Forest and the other defendants filed a motion to dismiss Utah’s amended complaint. This motion to dismiss was denied in part, and discovery is proceeding. On February 17, 2014, the Wisconsin state court granted defendants’ motion to dismiss plaintiff’s second amended complaint. However, the relator filed a separate action making the same basic allegations as in its amended complaint in the original action.  On May 17, 2017, the Wisconsin state court granted defendants’ motion to dismiss the complaint.

On December 28, 2015, a putative class action complaint was filed in state court in Pennsylvania on behalf of a putative class of private payers. Defendants removed the complaint to the federal court in Pennsylvania.  The complaint alleges that manufacturers of generic drugs, including a subsidiary of Forest Laboratories, Inc. that in the past had marketed generic products, caused plaintiffs to overpay for prescription drug products through the use of inflated AWPs. The complaint alleges violations of the Pennsylvania Unfair Trade Practices and Consumer Protection Law, negligent misrepresentation/fraud, unjust enrichment, civil conspiracy and aiding and abetting. Plaintiffs filed an amended complaint on March 29, 2016.  On May 3, 2016, the court issued an order staying this action.  An additional complaint then was filed in state court in Pennsylvania on behalf an individual indirect purchaser containing similar allegations to the class complaint.  On January 18, 2017, defendants filed a motion to dismiss the complaint. On July 24, 2017, the court issued a decision on the Company’s individual motion to dismiss, granting it in part and denying it in part.

Allergan. In December 2011, the federal district court in Pennsylvania issued an order partially unsealing the second amended qui tam complaint, filed by relators Herbert J. Nevyas, M.D. and Anita Nevyas-Wallace, M.D., to be informally provided to Allergan, Inc. The complaint asserts claims under Federal and State False Claims Acts and Federal and State Anti-Kickback Acts. On December 16, 2013, the court entered an order to unseal this qui tam action. On April 1, 2014, Allergan filed a motion to dismiss. On May 26, 2015, the court issued a ruling granting, in part, the motion to dismiss and denying it in part. Allergan filed an answer to the remaining claims on June 25, 2015.  In May 2016, the parties reached a settlement and on June 27, 2017, the court dismissed the action.

On April 18, 2017, the Company received a civil investigative demand (“CID”), dated April 12, 2017, from the Department of Justice.  The CID seeks information relating to the Company’s sales and marketing practices of Botox to urology practices.  The Company is cooperating fully with DOJ requests.

The Company and its affiliates are involved in various other disputes, governmental and/or regulatory inspections, inquires, investigations and proceedings that could result in litigation, and other litigation matters that arise from time to time.

Matters Relating to the Company’s Divested Generics Business

The following matters relate to the former generics business of the Company or the transaction pursuant to which that business was sold to Teva, effective August 2, 2016.  The Company believes that with respect to claims by Teva against the Company, it has substantial meritorious defenses.  Furthermore, the Master Purchase Agreement under which the global generics business was sold provides for assumption by Teva of liabilities and claims relating to the generics business and indemnification by Teva for losses imposed on, sustained, incurred or suffered by or asserted against the Company for third party claims relating to the generics business.  With respect to third party claims, it has substantial and meritorious claims for indemnification by Teva for these matters and failing same, substantial and meritorious defenses with respect to the underlying claims against the Company and/or its current subsidiaries; and in each case the Company intends to assert and/or defends claims vigorously.  However, it is impossible to predict with certainty the outcome of any litigation or indemnity claims.

Lidoderm® Litigation.  On March 30, 2016, the U.S. Federal Trade Commission filed a lawsuit in federal district court in the Eastern District of Pennsylvania against the Company and one of its global generics business subsidiaries, Watson Laboratories, Inc., Endo Pharmaceuticals Inc. and others arising out of patent settlements relating to Lidoderm and Opana ER. The Lidoderm settlement was reached by Endo Pharmaceuticals Inc. and Watson Laboratories, Inc. in May 2012, prior to it’s being affiliated with the Company, and all allegations against the Company and Watson Laboratories, Inc. related to the Lidoderm settlement only.  On October 25, 2016, the FTC voluntarily withdrew its complaint in federal court in Pennsylvania. Similar lawsuits filed by private plaintiffs were already pending in the federal district court in California.  On January 23, 2017, both the FTC and State of California filed complaints against the Watson Laboratories, Endo Pharmaceuticals as well as the Company and its subsidiary Allergan Finance LLC in the same federal court in California alleging violations of federal and state antitrust laws.  The FTC and California complaints contain allegations relating to the Lidoderm settlement only and seek injunctive relief, restitution or disgorgement of profits and, in the California action, statutory penalties.  On January 27, 2017, Allergan Finance LLC filed a declaratory judgment action against the FTC in the same federal district court in the Eastern District of Pennsylvania where the FTC’s original action had been pending.  The court consolidated Allergan Finance’s action with declaratory judgment actions that had already been filed by other parties that were named as defendants in the original FTC action in Pennsylvania and the plaintiffs filed a consolidated, amended complaint on February 14, 2017.   On March 2, 2017, the FTC filed a motion to dismiss the amended complaint.  In April 2017, the FTC and State of California’s actions were stayed pending the declaratory judgment action in the Eastern District of Pennsylvania.  On May 9, 2017, plaintiffs filed a motion for summary judgment in the Eastern District of Pennsylvania.

Generic Drug Pricing Securities and ERISA Litigation.  On November 4, 2016, a class action was filed by a putative class of Allergan shareholders in federal court in California against the Company and certain of its current and former officers alleging that the Company and certain of its current and former officers made materially false and misleading statements.  The complaint alleges generally that between February 2014 and November 2016, Allergan and certain of its officers made materially false and misleading statements regarding the Company’s internal controls over its financial reporting and failed to disclose that its Actavis generics unit had engaged in illegal, anticompetitive price-fixing with its generic industry peers.  The complaint seeks unspecified monetary damages.  Additional complaints have been filed in other federal district courts.  On February 2, 2017, the actions were consolidated in the federal district court in New Jersey. Plaintiffs filed a consolidated amended complaint on May 1, 2017.  The Company filed a motion to dismiss plaintiffs’ consolidated amended complaint on July 17, 2107.  On February 14, 2017, a separate complaint was filed in the federal district court in California that is premised on the same alleged underlying conduct that is at issue in the securities litigation but that asserts claims under the Employee Retirement Income Security Act of 1974 (“ERISA).  A similar lawsuit was filed in the federal district court in New Jersey on March 7, 2017.  The ERISA complaints assert claims on behalf of a putative class of individuals who participated in the Company’s retirement plans and seek an unspecified amount of damages and other injunctive relief.  On June 26, 2017, the Company filed a motion to stay or transfer venue in the California ERISA matter to the District of New Jersey, after which time plaintiffs agreed to stipulate to the transfer.

Hydrocortisone Investigation. On November 10, 2016, the Company received notice from the UK Competition and Markets Authority (“CMA”) that it would be included within the scope of the CMA’s formal investigation under Section 25 of the Competition

Act of 1998 (“CA98”) into suspected abuse of dominance by a former generics business subsidiary of the Company in relation to the supply of 10mg and 20mg hydrocortisone tablets. The CMA is investigating alleged excessive and unfair prices with respect to hydrocortisone tablets and whether the former generics business subsidiary entered into anti-competitive agreements with a potential competitor relating to the hydrocortisone product.  The CMA is investigating whether the conduct infringes the Chapter II prohibition of the CA98 and/or Article 102 of the Treaty on the Functioning of the European Union.  The CMA issued a statement of objection with respect to the alleged excessive and unfair pricing in December 2016 and a separate statement of objection with respect to the alleged anti-competitive agreements in March 2017.  The Company intends to cooperate fully with the investigation.

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

Teva Working Capital Dispute.  In October 2016, pursuant to our agreement with Teva, Teva provided the Company with its proposed estimated adjustment to the closing date working capital balance.  The Company disagrees with Teva’s proposed adjustment, and, pursuant to our agreement with Teva, each of the Company’s and Teva’s proposed adjustments have been submitted to arbitration to determine the working capital amount in accordance with GAAP as applied by the Company consistent with past practice. Teva initially proposed an adjustment of approximately $1.4 billion and subsequently submitted a revised adjustment of approximately $1.5 billion to the arbitrator, and the final amount of any contractual adjustment as determined in accordance with the arbitration could vary materially from the adjustment calculated by the Company and reflected in our financial statements for discontinued operations.  Any adjustment to the Company’s proceeds from the Teva Transaction could have a material adverse effect on the Company’s results of operations and cash flows.  The Company anticipates a decision from the arbitration in the fourth quarter of 2017 in accordance with the timeline agreed by the parties and the arbitrator.

NOTE 21 — Warner Chilcott Limited (“WCL”) Guarantor and Non-Guarantor Condensed Consolidating Financial Information

The following financial information is presented to segregate the financial results of WCL, Allergan Funding SCS, and Allergan Finance, LLC (the issuers of the long-term notes), the guarantor subsidiaries for the long-term notes and the non-guarantor subsidiaries. The guarantors jointly and severally, and fully and unconditionally, guarantee the Company’s obligation under the long-term notes.

The information includes elimination entries necessary to consolidate the guarantor and the non-guarantor subsidiaries. Investments in subsidiaries are accounted for using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries, equity and intercompany balances and transactions.

WCL, Allergan Capital S.à.r.l. and Allergan Finance, LLC are guarantors of the long-term notes.

WCL has revised its consolidating financial statements as previously presented in Footnote 21 of the June 30, 2016 Quarterly Report on Form 10-Q due to a change in the Company’s legal entity structure and other reclassifications that occurred during the year ended December 31, 2016. As a result, prior period information has been recast to conform to the current period presentation.  There were no changes to the guarantor structure during the six months ended June 30, 2017.

The following financial information presents the consolidating balance sheets as of June 30, 2017 and December 31, 2016, the related statement of operations for the three and six months ended June 30, 2017 and 2016 and the statement of cash flows for the six months ended June 30, 2017 and 2016.

Warner Chilcott Limited

Consolidating Balance Sheets

As of June 30, 2017

(Unaudited; in millions)

Current assets:	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash and cash equivalents	$0.1	$7.3	$-	$-	$850.7	$-	$858.1
Marketable securities	-	-	-	-	4,939.0	-	4,939.0
Accounts receivable, net	-	-	-	-	2,795.9	-	2,795.9
Receivable from Parents	-	4,824.2	-	-	339.4	-	5,163.6
Inventories, net	-	-	-	-	935.9	-	935.9
Intercompany receivables	-	7,803.4	7,050.7	73.0	29,946.3	(44,873.4)	-
Prepaid expenses and other current assets	-	5.0	-	80.4	787.5	-	872.9
Total current assets	0.1	12,639.9	7,050.7	153.4	40,594.7	(44,873.4)	15,565.4
Property, plant and equipment, net	-	-	-	-	1,750.1	-	1,750.1
Investments and other assets	-	-	-	-	290.2	-	290.2
Investment in subsidiaries	82,735.9	88,123.8	-	73,336.5	-	(244,196.2)	-
Non current intercompany receivables	-	31,059.8	20,836.2	-	30,568.3	(82,464.3)	-
Non current receivables from Parents	-	-	-	-	3,964.0	-	3,964.0
Non current assets held for sale	-	-	-	-	11.1	-	11.1
Deferred tax assets	-	-	-	-	288.2	-	288.2
Product rights and other intangibles	-	-	-	-	62,369.7	-	62,369.7
Goodwill	-	-	-	-	49,592.2	-	49,592.2
Total assets	$82,736.0	$131,823.5	$27,886.9	$73,489.9	$189,428.5	$(371,533.9)	$133,830.9

Current liabilities:
Accounts payable and accrued expenses	-	-	184.0	-	4,472.3	-	4,656.3
Intercompany payables	-	15,320.6	3,446.2	11,179.5	14,927.1	(44,873.4)	-
Payable to Parents	-	-	-	-	1,621.6	-	1,621.6
Income taxes payable	-	-	-	-	158.7	-	158.7
Current portion of long-term debt and capital leases	-	-	3,472.6	-	322.4	-	3,795.0
Total current liabilities	-	15,320.6	7,102.8	11,179.5	21,502.1	(44,873.4)	10,231.6
Long-term debt and capital leases	-	-	20,836.2	2,529.3	3,077.8	-	26,443.3
Other long-term liabilities	-	-	-	-	1,037.9	-	1,037.9
Long-term intercompany payables	-	30,419.3	-	149.0	51,896.0	(82,464.3)	-
Other taxes payable	-	-	-	-	896.1	-	896.1
Deferred tax liabilities	-	-	-	-	12,486.0	-	12,486.0
Total liabilities	-	45,739.9	27,939.0	13,857.8	90,895.9	(127,337.7)	51,094.9
Total equity / (deficit)	82,736.0	86,083.6	(52.1)	59,632.1	98,532.6	(244,196.2)	82,736.0
Total liabilities and equity	$82,736.0	$131,823.5	$27,886.9	$73,489.9	$189,428.5	$(371,533.9)	$133,830.9

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

Warner Chilcott Limited

Consolidating Statements of Operations

For the Three Months Ended June 30, 2017

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$4,007.4	$-	$4,007.4

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	550.2	-	550.2
Research and development	-	-	-	-	489.4	-	489.4
Selling and marketing	-	-	-	-	935.2	-	935.2
General and administrative	-	-	10.1	-	437.6	-	447.7
Amortization	-	-	-	-	1,757.9	-	1,757.9
In-process research and development impairments	-	-	-	-	703.3	-	703.3
Asset sales and impairments, net	-	-	-	-	14.0	-	14.0
Total operating expenses	-	-	10.1	-	4,887.6	-	4,897.7
Operating (loss)	-	-	(10.1)	-	(880.2)	-	(890.3)

Non-operating income (expense):
Interest income / (expense), net	-	256.3	61.1	(38.4)	(519.2)	-	(240.2)
Other (expense), net	-	-	(110.4)	(39.9)	16.8	-	(133.5)
Total other income (expense), net	-	256.3	(49.3)	(78.3)	(502.4)	-	(373.7)
Income / (loss) before income taxes and noncontrolling interest	-	256.3	(59.4)	(78.3)	(1,382.6)	-	(1,264.0)
(Benefit) / provision for income taxes	-	-	(0.9)	(73.9)	(506.5)	-	(581.2)
Losses / (earnings) of equity interest subsidiaries	693.2	1,005.7	-	(2.0)	-	(1,696.9)	-
Net (loss) / income from continuing operations, net of tax	$(693.2)	$(749.4)	$(58.5)	$(2.4)	$(876.1)	$1,696.9	$(682.8)
(Loss) from discontinued operations	-	-	-	-	(8.4)	-	(8.4)
Net (loss) / income	$(693.2)	$(749.4)	$(58.5)	$(2.4)	$(884.5)	$1,696.9	$(691.2)
(Income) attributable to noncontrolling interest	-	-	-	-	(2.0)	-	(2.0)
Net (loss) / income attributable to ordinary shareholders	$(693.2)	$(749.4)	$(58.5)	$(2.4)	$(886.5)	$1,696.9	$(693.2)
Other comprehensive income / (loss)	903.3	959.5	-	(182.3)	903.3	(1,680.5)	903.3
Comprehensive income / (loss)	$210.1	$210.1	$(58.5)	$(184.7)	$16.8	$16.4	$210.1

Warner Chilcott Limited

Consolidating Statements of Operations

For the Six Months Ended June 30, 2017

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	-	-	-	-	7,580.3	-	7,580.3

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	1,000.6	-	1,000.6
Research and development	-	-	-	-	1,249.3	-	1,249.3
Selling and marketing	-	-	-	-	1,804.3	-	1,804.3
General and administrative	-	-	10.1	1.1	750.8	-	762.0
Amortization	-	-	-	-	3,493.9	-	3,493.9
In process research and development impairments	-	-	-	-	1,043.3	-	1,043.3
Asset sales and impairments, net	-	-	-	-	21.4	-	21.4
Total operating expenses	-	-	10.1	1.1	9,363.6	-	9,374.8
Operating (loss)	-	-	(10.1)	(1.1)	(1,783.3)	-	(1,794.5)

Non-operating income (expense):
Interest income / (expense), net	-	528.1	64.8	(78.0)	(993.4)	-	(478.5)
Other income (expense), net	-	-	(110.4)	(39.9)	(1,906.0)	-	(2,056.3)
Total other income (expense), net	-	528.1	(45.6)	(117.9)	(2,899.4)	-	(2,534.8)
Income / (loss) before income taxes and noncontrolling interest	-	528.1	(55.7)	(119.0)	(4,682.7)	-	(4,329.3)
(Benefit) / provision for income taxes	-	(0.2)	-	(59.0)	(1,054.1)	-	(1,113.3)
Losses / (earnings) of equity interest subsidiaries	3,230.5	3,823.9	-	15.3	-	(7,069.7)	-
Net (loss) / income from continuing operations, net of tax	$(3,230.5)	$(3,295.6)	$(55.7)	$(75.3)	$(3,628.6)	$7,069.7	$(3,216.0)
(Loss) from discontinued operations	-	-	-	-	(11.5)	-	(11.5)
Net (loss) / income	$(3,230.5)	$(3,295.6)	$(55.7)	$(75.3)	$(3,640.1)	$7,069.7	$(3,227.5)
(Income) attributable to noncontrolling interest	-	-	-	-	(3.0)	-	(3.0)
Net (loss) / income attributable to ordinary shareholders	$(3,230.5)	$(3,295.6)	$(55.7)	$(75.3)	$(3,643.1)	$7,069.7	$(3,230.5)
Other comprehensive income / (loss)	2,663.4	2,718.5	-	(307.5)	2,663.4	(5,074.4)	2,663.4
Comprehensive (loss) / income	$(567.1)	$(577.1)	$(55.7)	$(382.8)	$(979.7)	$1,995.3	$(567.1)

Warner Chilcott Limited

Consolidating Statements of Operations

For the Three Months Ended June 30, 2016

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$3,684.8	$-	$3,684.8

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	441.5	-	441.5
Research and development	-	-	-	-	636.5	-	636.5
Selling and marketing	-	-	-	-	866.8	-	866.8
General and administrative	-	-	-	11.5	328.2	-	339.7
Amortization	-	-	-	-	1,633.1	-	1,633.1
In process research and development impairments	-	-	-	-	268.9	-	268.9
Asset sales and impairments, net	-	-	-	-	(17.6)	-	(17.6)
Total operating expenses	-	-	-	11.5	4,157.4	-	4,168.9
Operating (loss)	-	-	-	(11.5)	(472.6)	-	(484.1)

Non-operating income (expense):
Interest income / (expense), net	-	(43.9)	218.6	(39.6)	(478.4)	-	(343.3)
Other income, net	-	-	-	-	0.1	-	0.1
Total other income (expense), net	-	(43.9)	218.6	(39.6)	(478.3)	-	(343.2)
(Loss) / income before income taxes and noncontrolling interest	-	(43.9)	218.6	(51.1)	(950.9)	-	(827.3)
Provision / (benefit) for income taxes	-	-	-	8.8	(267.0)	-	(258.2)
Losses / (earnings) of equity interest subsidiaries	648.2	581.7	-	(622.4)	-	(607.5)	-
Net (loss) / income from continuing operations, net of tax	$(648.2)	$(625.6)	$218.6	$562.5	$(683.9)	$607.5	$(569.1)
(Loss) from discontinued operations	-	-	-	-	(77.3)	-	(77.3)
Net (loss) / income	$(648.2)	$(625.6)	$218.6	$562.5	$(761.2)	$607.5	$(646.4)
(Income) attributable to noncontrolling interest	-	-	-	-	(1.8)	-	(1.8)
Net (loss) / income attributable to ordinary shareholders	$(648.2)	$(625.6)	$218.6	$562.5	$(763.0)	$607.5	$(648.2)
Other comprehensive (loss) / income	(345.5)	(345.5)	-	-	(345.5)	691.0	(345.5)
Comprehensive income / (loss)	$(993.7)	$(971.1)	$218.6	$562.5	$(1,108.5)	$1,298.5	$(993.7)

Consolidating Statements of Operations

For the Six Months Ended June 30, 2016

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$7,084.1	$-	$7,084.1

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	918.9	-	918.9
Research and development	-	-	-	-	1,039.6	-	1,039.6
Selling and marketing	-	-	-	-	1,633.6	-	1,633.6
General and administrative	-	0.5	-	19.8	633.7	-	654.0
Amortization	-	-	-	-	3,222.8	-	3,222.8
In process research and development impairments	-	-	-	-	274.9	-	274.9
Asset sales and impairments, net	-	-	-	-	(19.3)	-	(19.3)
Total operating expenses	-	0.5	-	19.8	7,704.2	-	7,724.5
Operating (loss)	-	(0.5)	-	(19.8)	(620.1)	-	(640.4)

Non-operating income (expense):
Interest income / (expense), net	-	437.6	218.8	(78.7)	(1,250.9)	-	(673.2)
Other income (expense), net	-	-	-	-	0.6	-	0.6
Total other income (expense), net	-	437.6	218.8	(78.7)	(1,250.3)	-	(672.6)
Income / (loss) before income taxes and noncontrolling interest	-	437.1	218.8	(98.5)	(1,870.4)	-	(1,313.0)
Provision / (benefit) for income taxes	-	-	-	16.1	(683.0)	-	(666.9)
Losses / (earnings) of equity interest subsidiaries	377.3	783.7	-	(966.4)	-	(194.6)	-
Net (loss) / income from continuing operations, net of tax	$(377.3)	$(346.6)	$218.8	$851.8	$(1,187.4)	$194.6	$(646.1)
Income from discontinued operations	-	-	-	-	271.3	-	271.3
Net (loss) / income	$(377.3)	$(346.6)	$218.8	$851.8	$(916.1)	$194.6	$(374.8)
(Income) attributable to noncontrolling interest	-	-	-	-	(2.5)	-	(2.5)
Net (loss) / income income attributable to ordinary shareholders	$(377.3)	$(346.6)	$218.8	$851.8	$(918.6)	$194.6	$(377.3)
Other comprehensive income / (loss)	177.0	255.4	-	-	177.0	(432.4)	177.0
Comprehensive (loss) / income	$(200.3)	$(91.2)	$218.8	$851.8	$(741.6)	$(237.8)	$(200.3)

Warner Chilcott Limited

Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2017

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net (loss) / income	$(3,230.5)	$(3,295.6)	$(55.7)	$(75.3)	$(3,640.1)	$7,069.7	$(3,227.5)
Reconciliation to net cash provided by operating activities:
Losses / (earnings) of equity interest subsidiaries	3,230.5	3,823.9	-	15.3	-	(7,069.7)	-
Depreciation	-	-	-	-	81.2	-	81.2
Amortization	-	-	-	-	3,493.9	-	3,493.9
Provision for inventory reserve	-	-	-	-	48.7	-	48.7
Share-based compensation	-	-	-	-	148.5	-	148.5
Deferred income tax benefit	-	-	-	-	(1,478.8)	-	(1,478.8)
In-process research and development impairments	-	-	-	-	1,043.3	-	1,043.3
Loss on asset sales and impairments, net	-	-	-	-	21.4	-	21.4
Net income impact of other-than-temporary loss on investment in Teva securities	-	-	-	-	1,978.0	-	1,978.0
Amortization of inventory step up	-	-	-	-	87.8	-	87.8
Non-cash debt extinguishment	-	-	17.6	12.2	(38.0)	-	(8.2)
Amortization of deferred financing costs	-	-	11.1	2.1	-	-	13.2
Contingent consideration adjustments, including accretion	-	-	-	-	15.2	-	15.2
Dividends from subsidiaries	611.9	-	-	-	-	(611.9)	-
Other, net	-	(10.0)	-	-	(12.6)	-	(22.6)
Changes in assets and liabilities (net of effects of acquisitions)	-	(4,901.7)	(176.4)	1,789.0	3,519.1	-	230.0
Net cash provided by / (used in) operating activities	611.9	(4,383.4)	(203.4)	1,743.3	5,267.6	(611.9)	2,424.1
Cash Flows From Investing Activities:
Additions to property plant and equipment	-	-	-	-	(137.2)	-	(137.2)
Additions to product rights and other intangibles	-	-	-	-	(586.3)	-	(586.3)
Additions to investments	-	(3,989.6)	-	-	(2,798.3)	-	(6,787.9)
Proceeds from sale of investments and other assets	-	7,866.4	-	-	5,331.1	-	13,197.5
Proceeds from sales of property, plant and equipment	-	-	-	-	4.3	-	4.3
Acquisitions of business, net of cash acquired	-	-	-	-	(5,290.4)	-	(5,290.4)
Net cash provided by / (used in) investing activities	-	3,876.8	-	-	(3,476.8)	-	400.0
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness	-	-	3,020.9	-	2.1	-	3,023.0
Debt issuance costs	-	-	(17.5)	-	-	-	(17.5)
Payments on debt, including capital lease obligations	-	-	(2,800.0)	(1,743.3)	(1,035.9)	-	(5,579.2)
Payments of contingent consideration and other financing	-	-	-	-	(505.1)	-	(505.1)
Dividends to Parent	(611.9)	-	-	-	(611.9)	611.9	(611.9)
Net cash (used in) / provided by financing activities	(611.9)	-	203.4	(1,743.3)	(2,150.8)	611.9	(3,690.7)
Effect of currency exchange rate changes on cash and cash equivalents	-	-	-	-	11.5	-	11.5
Net (decrease) in cash and cash equivalents	-	(506.6)	-	-	(348.5)	-	(855.1)
Cash and cash equivalents at beginning of period	0.1	513.9	-	-	1,199.2	-	1,713.2
Cash and cash equivalents at end of period	$0.1	$7.3	$-	$-	$850.7	$-	$858.1

Warner Chilcott Limited

Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2016

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net (loss) / income	$(377.3)	$(346.6)	$218.8	$851.8	$(916.1)	$194.6	$(374.8)
Reconciliation to net cash provided by operating activities:
(Earnings) / losses of equity interest subsidiaries	377.3	783.7	-	(966.4)	-	(194.6)	-
Depreciation	-	-	-	0.9	76.0	-	76.9
Amortization	-	-	-	-	3,227.6	-	3,227.6
Provision for inventory reserve	-	-	-	-	116.9	-	116.9
Share-based compensation	-	-	-	-	188.8	-	188.8
Deferred income tax benefit	-	-	-	-	(327.1)	-	(327.1)
In-process research and development impairments	-	-	-	-	274.9	-	274.9
(Gain) on asset sales and impairments, net		-	-	-	(19.3)		(19.3)
Amortization of inventory step-up	-	-	-	-	42.4	-	42.4
Amortization of deferred financing costs	-	5.2	12.3	-	3.5	-	21.0
Contingent consideration adjustments, including accretion	-	-	-	-	60.8	-	60.8
Dividends from subsidiaries	139.2	-	-	-	-	(139.2)	-
Other, net	-	-	-	-	(26.4)	-	(26.4)
Changes in assets and liabilities (net of effects of acquisitions)	0.1	984.1	(231.1)	114.3	(1,398.7)	-	(531.3)
Net cash provided by / (used in) operating activities	139.3	1,426.4	-	0.6	1,303.3	(139.2)	2,730.4
Cash Flows From Investing Activities:
Additions to property plant and equipment	-	-	-	(2.6)	(180.2)	-	(182.8)
Proceeds from sale of investments and other assets	-	-	-	-	25.5	-	25.5
Proceeds from sales of property, plant and equipment	-	-	-	-	14.5	-	14.5
Net cash (used in) investing activities	-	-	-	(2.6)	(140.2)	-	(142.8)
Cash Flows From Financing Activities:
Proceeds from borrowings on credit facility	-	900.0	-	-	-	-	900.0
Payments on debt, including capital lease obligations	-	(2,339.6)	-	-	(1,496.0)	-	(3,835.6)
Payments of contingent consideration	-	-	-	-	(63.8)	-	(63.8)
Dividends to Parent	(139.2)	-	-	-	(139.2)	139.2	(139.2)
Net cash (used in) / provided by financing activities	(139.2)	(1,439.6)	-	-	(1,699.0)	139.2	(3,138.6)
Effect of currency exchange rate changes on cash and cash equivalents	-	-	-	-	2.0	-	2.0
Net increase / (decrease) in cash and cash equivalents	0.1	(13.2)	-	(2.0)	(533.9)	-	(549.0)
Cash and cash equivalents at beginning of period	-	13.5	-	2.0	1,020.7	-	1,036.2
Cash and cash equivalents at end of period	$0.1	$0.3	$-	$-	$486.8	$-	$487.2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On October 3, 2016, the Company completed the divestiture of the Anda Distribution business to Teva for $500.0 million. The Anda Distribution business distributed generic, branded, specialty and OTC pharmaceutical products from more than 300 manufacturers to retail independent and chain pharmacies, nursing homes, mail order pharmacies, hospitals, clinics and physician offices across the U.S.

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

2017 Transactions

The following are the material transactions that were completed in the six months ended June 30, 2017.

Acquisitions

Keller Medical, Inc.

On June 23, 2017 the Company acquired Keller Medical, Inc. (“Keller”), a privately held medical device company and developer of the Keller Funnel® (the “Keller Acquisition”).  The acquisition combines the Keller Funnel® with the Company’s leading breast implants business.

Zeltiq® Aesthetics, Inc.

On April 28, 2017 the Company acquired ZELTIQ® Aesthetics, Inc. (“Zeltiq”) for $2,405.4 million (the “Zeltiq Acquisition”). Zeltiq was focused on developing and commercializing products utilizing its proprietary controlled-cooling technology platform. The acquisition combined Zeltiq’s body contouring business with the Company’s leading portfolio of medical aesthetics.

As a result of the Zeltiq Acquisition, the Company incurred the following transaction and integration costs in the three and six months ended June 30, 2017 ($ in millions):

Three and Six Months Ended June 30, 2017
Cost of sales
Stock-based compensation acquired for Legacy Zeltiq employees	$0.5
Research and development
Stock-based compensation acquired for Legacy Zeltiq employees	0.9
Acquisition, integration and restructuring related charges	0.3
Selling and marketing
Stock-based compensation acquired for Legacy Zeltiq employees	3.6
Acquisition, integration and restructuring related charges	9.5
General and administrative
Stock-based compensation acquired for Legacy Zeltiq employees	34.3
Acquisition, integration and restructuring related charges	28.5
Total Integration Costs	$77.6

LifeCell Corporation

On February 1, 2017, the Company acquired the LifeCell Corporation (“LifeCell”), a regenerative medicine company, for an acquisition accounting price of $2,883.1 million (the “LifeCell Acquisition”). The acquisition combined LifeCell's novel, regenerative medicines business, including its high-quality and durable portfolio of dermal matrix products with the Company’s leading portfolio of medical aesthetics, breast implants and tissue expanders. The acquisition of LifeCell expanded the Company’s marketed product portfolio by adding the promotion of Alloderm® and Strattice®.

As a result of the LifeCell Acquisition, the Company incurred the following transaction and integration costs in the three and six months ended June 30, 2017 ($ in millions):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Cost of sales
Acquisition, integration and restructuring related charges	$-	$0.2
Research and development
Acquisition, integration and restructuring related charges	-	0.6
Selling and marketing
Acquisition, integration and restructuring related charges	0.6	2.9
General and administrative
Acquisition, integration and restructuring related charges	5.9	29.5
Total Integration Costs	$6.5	$33.2

Licenses and Other Transactions Accounted for as Asset Acquisitions

Editas Medicine, Inc.

On March 14, 2017, the Company entered into a strategic alliance and option agreement with Editas Medicine, Inc. (“Editas”) for access to early stage, first-in-class eye care programs. Pursuant to the agreement, Allergan made an upfront payment of $90.0 million for the right to license up to five of Editas’ gene-editing programs in eye care, including its lead program for Leber Congenital Amaurosis (“LCA”) currently in pre-clinical development. Under the terms of the agreement, if an option is exercised, Editas is eligible to receive contingent research and development and commercial milestones plus royalties based on net sales.  The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing, as well as the lack of certain other inputs and processes, that the transaction did not qualify as a business. The total upfront payment of $90.0 million was expensed as a component of R&D expense in the six months ended June 30, 2017. The future option exercise payments, if any, and any future success based milestones relating to the licensed products will be recorded if the corresponding events become probable.

Assembly Biosciences, Inc.

On January 9, 2017 the Company entered into a licensing agreement with Assembly Biosciences, Inc. (“Assembly”) for the worldwide rights to Assembly’s microbiome gastrointestinal development programs. Under the terms of the agreement, Allergan made an upfront payment to Assembly of $50.0 million for the exclusive, worldwide rights to develop and commercialize certain development compounds. Additionally, Assembly will be eligible to receive success-based development and commercial milestone payments plus royalties based on net sales. Allergan and Assembly will generally share development costs through proof-of-concept (“POC”) studies, and Allergan will assume all post-POC development costs.  The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing, as well as the lack of certain other inputs and processes, that the transaction did not qualify as a business. The total upfront payment of $50.0 million was expensed as a component of R&D expense in the six months ended June 30, 2017 and the future success based milestone payments of up to $2,771.0 million will be recorded if the corresponding events become probable.

Lysosomal Therapeutics, Inc.

On January 9, 2017 the Company entered into a definitive agreement for the option to acquire Lysosomal Therapeutics, Inc. (“LTI”). LTI is focused on innovative small-molecule research and development in the field of neurodegeneration, yielding new treatment options for patients with severe neurological diseases. Under the agreement, Allergan acquired an option right directly from LTI shareholders to acquire LTI for $150.0 million plus future milestone payments following completion of a Phase 1b trial for LTI-291 as well as an upfront research and development payment. The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing, as well as the lack of certain other inputs and processes, that the transaction did not qualify as a business.  The aggregate payment of $145.0 million was recorded as a component of R&D expense in the six months ended June 30, 2017.

2016 Transactions

The following are the material transactions that were completed in the year ended December 31, 2016.

Acquisitions

Tobira Therapeutics, Inc.

On November 1, 2016, the Company acquired Tobira Therapeutics, Inc. (“Tobira”), a clinical-stage biopharmaceutical company focused on developing and commercializing therapies for non-alcoholic steatohepatitis (“NASH”) and other liver diseases, for an acquisition accounting purchase price of $570.1 million, plus contingent consideration of up to $49.84 per share in contingent value rights (“CVR”), or up to $1,101.3 million, that may be payable based on the successful completion of certain development, regulatory and commercial milestones (the “Tobira Acquisition”), of which $303.1 million was paid during the second quarter of 2017. The CVR had an aggregate acquisition date fair value of $479.0 million. The Tobira Acquisition adds to the Company’s pipeline Cenicriviroc and Evogliptin, two differentiated, complementary development programs for the treatment of the multi-factorial elements of NASH, including inflammation, metabolic syndromes and fibrosis.

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

Licenses and Asset Acquisitions

In the year ended December 31, 2016, none of the following completed transactions qualified as a business.  The conclusion for each transaction was determined based on the stage of development of the specific assets acquired, the lack of acquired employees in the individual transactions and the lack of acquired manufacturing processes, as well as the lack of certain other inputs and processes.  As a result, the initial consideration in these transactions was included as a component of R&D expenses in the year ended December 31, 2016 as follows ($ in millions):

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

Acquisition-Related Expenses

As a result of the Allergan acquisition, the Company incurred the following transaction and integration costs in the three months ended June 30, 2017 and 2016, respectively ($ in millions):

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Cost of sales
Stock-based compensation acquired for Legacy Allergan employees	$1.2	$2.1
Acquisition, integration and restructuring related charges	0.3	1.9
Research and development
Stock-based compensation acquired for Legacy Allergan employees	6.0	9.4
Acquisition, integration and restructuring related charges	-	1.0
Selling and marketing
Stock-based compensation acquired for Legacy Allergan employees	7.8	16.7
Acquisition, integration and restructuring related charges	0.9	7.9
General and administrative
Stock-based compensation acquired for Legacy Allergan employees	3.0	8.4
Acquisition, integration and restructuring related charges	4.0	53.8
Total transaction and integration costs	$23.2	$101.2

As a result of the Allergan acquisition, the Company incurred the following transaction and integration costs in the six months ended June 30, 2017 and 2016, respectively ($ in millions):

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Cost of sales
Stock-based compensation acquired for Legacy Allergan employees	$2.7	$5.2
Acquisition, integration and restructuring related charges	0.9	5.8
Research and development
Stock-based compensation acquired for Legacy Allergan employees	13.9	23.3
Acquisition, integration and restructuring related charges	0.5	3.8
Selling and marketing
Stock-based compensation acquired for Legacy Allergan employees	18.9	37.2
Acquisition, integration and restructuring related charges	-	12.9
General and administrative
Stock-based compensation acquired for Legacy Allergan employees	7.4	18.3
Acquisition, integration and restructuring related charges	9.2	93.6
Total transaction and integration costs	$53.5	$200.1

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

Three Months Ended June 30, 2017 and 2016

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the three months ended June 30, 2017 and 2016 ($ in millions):

	Three Months Ended June 30, 2017
	US Specialized	US General
	Therapeutics	Medicine	International	Total
Net revenues	$1,715.0	$1,427.7	$858.5	$4,001.2

Operating expenses:
Cost of sales(1)	128.8	203.2	125.0	457.0
Selling and marketing	356.8	288.1	238.9	883.8
General and administrative	49.8	41.3	28.3	119.4
Segment Contribution	$1,179.6	$895.1	$466.3	$2,541.0
Contribution margin	68.8%	62.7%	54.3%	63.5%
Corporate				478.8
Research and development				489.4
Amortization				1,757.9
In-process research and development impairments				703.3
Asset sales and impairments, net				14.0
Operating (loss)				$(902.4)
Operating margin				(22.6)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.

	Three Months Ended June 30, 2016
	US Specialized	US General
	Therapeutics	Medicine	International	Total
Net revenues	$1,488.9	$1,449.1	$757.0	$3,695.0

Operating expenses:
Cost of sales(1)	75.1	214.9	115.0	405.0
Selling and marketing	287.8	332.7	207.2	827.7
General and administrative	46.0	43.7	30.9	120.6
Segment Contribution	$1,080.0	$857.8	$403.9	$2,341.7
Contribution margin	72.5%	59.2%	53.4%	63.4%
Corporate				308.4
Research and development				636.5
Amortization				1,633.1
In-process research and development impairments				268.9
Asset sales and impairments, net				(17.6)
Operating (loss)				$(487.6)
Operating margin				(13.2)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.

The following is a reconciliation of net revenues for the operating segments to the Company’s net revenues for the three months ended June 30, 2017 and 2016 ($ in millions):

	Three Months Ended June 30,		Change
	2017	2016	Dollars	%
Segment net revenues	$4,001.2	$3,695.0	$306.2	8.3%
Corporate revenues	6.2	(10.2)	16.4	160.8%
Net revenues	$4,007.4	$3,684.8	$322.6	8.8%

No country outside of the United States represents ten percent or more of net revenues. The US Specialized Therapeutics and US General Medicine segments are comprised solely of sales within the United States.

The following table represents global net revenues for the top products for the three months ended June 30, 2017 and 2016 ($ in millions):

	Three Months Ended June 30, 2017					Three Months Ended June 30, 2016					Total Change
	US Specialized Therapeutics	US General Medicine	International	Corporate	Total	US Specialized Therapeutics	US General Medicine	International	Corporate	Total	Dollars	Percentage
Botox®	$574.0	$-	$242.1	$-	$816.1	$502.2	$-	$217.5	$-	$719.7	$96.4	13.4%
Restasis®	336.4	-	17.3	-	353.7	371.3	-	19.3	-	390.6	(36.9)	(9.4)%
Juvederm Collection **	126.2	-	137.3	-	263.5	117.6	-	107.3	-	224.9	38.6	17.2%
Lumigan®/Ganfort®	79.0	-	94.4	-	173.4	80.6	-	94.5	-	175.1	(1.7)	(1.0)%
Linzess®/Constella®	-	167.8	5.5	-	173.3	-	150.5	4.6	-	155.1	18.2	11.7%
Bystolic® /Byvalson®	-	150.7	0.5	-	151.2	-	150.3	0.4	-	150.7	0.5	0.3%
Alphagan®/Combigan®	96.4	-	42.7	-	139.1	96.0	-	44.2	-	140.2	(1.1)	(0.8)%
Eye Drops	50.7	-	70.7	-	121.4	49.1	-	72.0	-	121.1	0.3	0.2%
Namenda XR®	-	118.7	-	-	118.7	-	166.5	-	-	166.5	(47.8)	(28.7)%
Lo Loestrin®	-	113.0	-	-	113.0	-	101.0	-	-	101.0	12.0	11.9%
Breast Implants	61.3	-	41.1	-	102.4	51.7	-	40.2	-	91.9	10.5	11.4%
Estrace® Cream	-	90.1	-	-	90.1	-	97.2	-	-	97.2	(7.1)	(7.3)%
Alloderm®	84.6	-	2.3	-	86.9	-	-	-	-	-	86.9	n.a.
Viibryd®/Fetzima®	-	85.2	0.7	-	85.9	-	81.7	0.1	-	81.8	4.1	5.0%
Ozurdex ®	24.9	-	51.2	-	76.1	21.5	-	45.7	-	67.2	8.9	13.2%
Vraylar™	-	66.3	-	-	66.3	-	11.1	-	-	11.1	55.2	n.m.
Coolsculpting® Consumables	47.9	-	12.5	-	60.4	-	-	-	-	-	60.4	n.a.
Carafate ® /Sulcrate ®	-	59.2	0.7	-	59.9	-	50.3	0.6	-	50.9	9.0	17.7%
Asacol®/Delzicol®	-	45.6	12.8	-	58.4	-	119.8	11.0	-	130.8	(72.4)	(55.4)%
Zenpep®	-	50.5	-	-	50.5	-	43.0	-	-	43.0	7.5	17.4%
Saphris®	-	43.0	-	-	43.0	-	41.3	-	-	41.3	1.7	4.1%
Canasa®/Salofalk®	-	38.4	4.3	-	42.7	-	46.7	4.6	-	51.3	(8.6)	(16.8)%
Armour Thyroid	-	42.0	-	-	42.0	-	40.6	-	-	40.6	1.4	3.4%
Viberzi®	-	41.3	0.1	-	41.4	-	20.4	-	-	20.4	21.0	102.9%
Coolsculpting® Systems & Add On Applicators	31.0	-	10.2	-	41.2	-	-	-	-	-	41.2	n.a.
Aczone®	41.0	-	0.1	-	41.1	54.1	-	0.1	-	54.2	(13.1)	(24.2)%
Namzaric®	-	33.4	-	-	33.4	-	12.8	-	-	12.8	20.6	160.9%
Teflaro®	-	33.0	-	-	33.0	-	35.2	-	-	35.2	(2.2)	(6.3)%
Rapaflo®	25.7	-	1.7	-	27.4	29.4	-	1.5	-	30.9	(3.5)	(11.3)%
Savella®	-	26.0	-	-	26.0	-	22.3	-	-	22.3	3.7	16.6%
SkinMedica®	25.4	-	-	-	25.4	29.1	-	-	-	29.1	(3.7)	(12.7)%
Dalvance®	-	15.2	1.2	-	16.4	-	10.2	-	-	10.2	6.2	60.8%
Latisse®	13.3	-	2.4	-	15.7	17.7	-	2.2	-	19.9	(4.2)	(21.1)%
Kybella® /Belkyra®	12.7	-	2.0	-	14.7	12.7	-	0.6	-	13.3	1.4	10.5%
Avycaz®	-	14.5	-	-	14.5	-	13.7	-	-	13.7	0.8	5.8%
Lexapro®	-	13.1	-	-	13.1	-	16.5	-	-	16.5	(3.4)	(20.6)%
Tazorac®	12.8	-	0.2	-	13.0	23.4	-	0.2	-	23.6	(10.6)	(44.9)%
Minastrin® 24	-	11.4	-	-	11.4	-	83.0	0.6	-	83.6	(72.2)	(86.4)%
Liletta®	-	6.6	-	-	6.6	-	5.7	-	-	5.7	0.9	15.8%
Enablex®	-	1.0	-	-	1.0	-	-	-	-	-	1.0	n.a.
Namenda® IR	-	-	-	-	0.0	-	4.1	-	-	4.1	(4.1)	(100.0)%
Other Products Revenues	71.7	161.7	104.5	6.2	344.1	32.5	125.2	89.8	14.2	261.7	82.4	31.5%
Less product sold through our Anda Distribution business	n.a.	n.a.	n.a.	-	-	n.a.	n.a.	n.a.	(24.4)	(24.4)	24.4	n.a.
Total Net Revenues	$1,715.0	$1,427.7	$858.5	$6.2	$4,007.4	$1,488.9	$1,449.1	$757.0	$(10.2)	$3,684.8	$322.6	8.8%

**	Sales of fillers including Juvederm, Voluma and other fillers are referred to herein as the “Juvederm Collection.”

US Specialized Therapeutics Segment

The following table presents top product sales and net contribution for the US Specialized Therapeutics segment for the three months ended June 30, 2017 and 2016 ($ in millions):

	Three Months Ended June 30,		Change
	2017	2016 (1)	Dollars	%
Total Eye Care	$600.1	$636.1	$(36.0)	(5.7)%
Restasis®	336.4	371.3	(34.9)	(9.4)%
Alphagan®/Combigan®	96.4	96.0	0.4	0.4%
Lumigan®/Ganfort®	79.0	80.6	(1.6)	(2.0)%
Ozurdex®	24.9	21.5	3.4	15.8%
Eye Drops	50.7	49.1	1.6	3.3%
Other Eye Care	12.7	17.6	(4.9)	(27.8)%
Total Medical Aesthetics	643.9	419.8	224.1	53.4%
Facial Aesthetics	349.2	320.2	29.0	9.1%
Botox® Cosmetics	210.3	189.9	20.4	10.7%
Juvederm Collection	126.2	117.6	8.6	7.3%
Kybella®	12.7	12.7	-	0.0%
Plastic Surgery	61.3	52.8	8.5	16.1%
Breast Implants	61.3	51.7	9.6	18.6%
Other Plastic Surgery	-	1.1	(1.1)	(100.0)%
Regenerative Medicine	115.8	-	115.8	n.a.
Alloderm®	84.6	-	84.6	n.a.
Other Regenerative Medicine	31.2	-	31.2	n.a.
Body Contouring	78.9	-	78.9	n.a.
Coolsculpting® Systems & Add On Applicators	31.0	-	31.0	n.a.
Coolsculpting® Consumables	47.9	-	47.9	n.a.
Skin Care	38.7	46.8	(8.1)	(17.3)%
SkinMedica®	25.4	29.1	(3.7)	(12.7)%
Latisse®	13.3	17.7	(4.4)	(24.9)%
Total Medical Dermatology	81.8	97.1	(15.3)	(15.8)%
Aczone®	41.0	54.1	(13.1)	(24.2)%
Tazorac®	12.8	23.4	(10.6)	(45.3)%
Botox® Hyperhidrosis	16.8	16.3	0.5	3.1%
Other Medical Dermatology	11.2	3.3	7.9	n.m.
Total Neuroscience and Urology	372.6	326.3	46.3	14.2%
Botox® Therapeutics	346.9	296.0	50.9	17.2%
Rapaflo®	25.7	29.4	(3.7)	(12.6)%
Other Neuroscience and Urology	-	0.9	(0.9)	(100.0)%
Other Revenues	16.6	9.6	7.0	72.9%
Net revenues	$1,715.0	$1,488.9	$226.1	15.2%
Operating expenses:
Cost of sales(2)	128.8	75.1	53.7	71.5%
Selling and marketing	356.8	287.8	69.0	24.0%
General and administrative	49.8	46.0	3.8	8.3%
Segment contribution	$1,179.6	$1,080.0	$99.6	9.2%
Segment margin	68.8%	72.5%		(3.7)%
Segment gross margin(3)	92.5%	95.0%		(2.5)%

(1)	Includes revenues earned that were distributed through the Anda Distribution business to third party customers.
(2)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(3)	Defined as net revenues less segment related cost of sales as a percentage of net revenues.

As a result of the Zeltiq and LifeCell acquisitions, the Company received the following segment contribution in the three months ended June 30, 2017 ($ in millions):

	LifeCell	Zeltiq	Combined Contribution
Net revenues	$116.2	$78.9	$195.1
Operating expenses:
Cost of sales	28.0	22.2	50.2
Selling and marketing	26.6	26.1	52.7
General and administrative	3.4	2.3	5.7

Net Revenues

The increase in revenues was primarily driven by growth in Botox® Therapeutics, Facial Aesthetics and the LifeCell and Zeltiq acquisitions, offset, in part, by decreases in Restasis® and Medical Dermatology.

Botox® Therapeutics increased $50.9 million, or 17.2%, versus the prior year period driven by demand growth.

The increase in Facial Aesthetics revenues was driven in part by Botox® Cosmetics which increased $20.4 million, or 10.7%, versus the prior year period primarily due to demand growth.  Also contributing was an increase in Juvederm Collection revenues of $8.6 million, or 7.3% versus the prior year period driven by strong demand offset by a temporary increase in discounts due to competitive entries in the quarter.

The decline in Restasis® revenues of $34.9 million, or 9.4%, was primarily due to differences in year-over-year trade buying patterns.

Cost of Sales

Excluding the LifeCell and Zeltiq acquisitions, segment gross margin decreased to 94.8% in the three months ended June 30, 2017 versus 95.0% in the prior year period due to product mix.

Selling and Marketing Expenses

The increase in selling and marketing expenses primarily relates to the increased costs from the LifeCell and Zeltiq acquisitions of $52.7 million as well as increased promotional costs for key brands and new products Rhofade®, Xen® and Kybella®.

General and Administrative Expenses

The increase in general and administrative costs is primarily due to the acquisitions of LifeCell and Zeltiq.

US General Medicine Segment

The following table presents top product sales and net contribution for the US General Medicine segment for the three months ended June 30, 2017 and 2016 ($ in millions):

	Three Months Ended June 30,		Change
	2017	2016 (1)	Dollars	%
Total Central Nervous System (CNS)	$346.6	$317.5	$29.1	9.2%
Namenda XR®	118.7	166.5	(47.8)	(28.7)%
Viibryd®/Fetzima®	85.2	81.7	3.5	4.3%
Saphris®	43.0	41.3	1.7	4.1%
Vraylar™	66.3	11.1	55.2	n.m.
Namzaric®	33.4	12.8	20.6	160.9%
Namenda® IR	-	4.1	(4.1)	(100.0)%
Total Gastrointestinal (GI)	410.8	442.0	(31.2)	(7.1)%
Linzess®	167.8	150.5	17.3	11.5%
Asacol®/Delzicol®	45.6	119.8	(74.2)	(61.9)%
Carafate®/Sulcrate®	59.2	50.3	8.9	17.7%
Zenpep®	50.5	43.0	7.5	17.4%
Canasa®/Salofalk®	38.4	46.7	(8.3)	(17.8)%
Viberzi®	41.3	20.4	20.9	102.5%
Other GI	8.0	11.3	(3.3)	(29.2)%
Total Women's Health	248.0	296.1	(48.1)	(16.2)%
Lo Loestrin®	113.0	101.0	12.0	11.9%
Estrace® Cream	90.1	97.2	(7.1)	(7.3)%
Minastrin® 24	11.4	83.0	(71.6)	(86.3)%
Liletta®	6.6	5.7	0.9	15.8%
Other Women's Health	26.9	9.2	17.7	192.4%
Total Anti-Infectives	67.8	63.1	4.7	7.4%
Teflaro®	33.0	35.2	(2.2)	(6.3)%
Dalvance®	15.2	10.2	5.0	49.0%
Avycaz®	14.5	13.7	0.8	5.8%
Other Anti-Infectives	5.1	4.0	1.1	27.5%
Diversified Brands	305.5	308.5	(3.0)	(1.0)%
Bystolic®// Byvalson®	150.7	150.3	0.4	0.3%
Armour Thyroid	42.0	40.6	1.4	3.4%
Savella®	26.0	22.3	3.7	16.6%
Lexapro®	13.1	16.5	(3.4)	(20.6)%
Enablex®	1.0	-	1.0	n.a.
PacPharma	3.7	14.7	(11.0)	(74.8)%
Other Diversified Brands	69.0	64.1	4.9	7.6%
Other Revenues	49.0	21.9	27.1	123.7%
Net revenues	$1,427.7	$1,449.1	$(21.4)	(1.5)%
Operating expenses:
Cost of sales(2)	203.2	214.9	(11.7)	(5.4)%
Selling and marketing	288.1	332.7	(44.6)	(13.4)%
General and administrative	41.3	43.7	(2.4)	(5.5)%
Segment contribution	$895.1	$857.8	$37.3	4.3%
Segment margin	62.7%	59.2%		3.5%
Segment gross margin(3)	85.8%	85.2%		0.6%

(1)	Includes revenues earned that were distributed through the Anda Distribution business to third party customers.
(2)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(3)	Defined as net revenues less segment related cost of sales as a percentage of net revenues.

Net Revenues

The decrease in segment revenues is primarily due to a decline in Women’s Health revenues, and Gastrointestinal revenues versus the prior year period, offset, in part, by Central Nervous System revenues and Other Revenues.

Women’s Health revenues declined $48.1 million, or 16.2%, primarily due to a decline of $71.6 million due to the loss of exclusivity on Minastrin® 24.  Offsetting this decline, in part, are revenues on our new product, Taytulla® of $17.1 million and increased sales of Lo Loestrin® of 11.9% due primarily to strong demand growth.

Declines within our Gastrointestinal franchise of $31.2 million, or 7.1%, was primarily driven by a reduction in demand for Asacol® HD following the launch of an authorized generic in August 2016. Offsetting this decline, in part, is royalty revenue of $19.5 million relating to our authorized generic version of Asacol® HD, which is included within “Other Revenues”.  Further offsetting this decline was growth in Linzess® and newly launched Viberzi®.   Linzess® revenues increased $17.3 million, or 11.5%, versus the prior year period primarily due to strong demand growth offset by lower net pricing to maintain strong formulary coverage and a negative impact from year-over-year trade buying patterns.

The increase in Central Nervous System revenues of $29.1 million, or 9.2%, was driven by the launch of Vraylar™ and Namzaric® and offset, in part, by the continued decline in Namenda XR® due to decreased demand and conversion to Namzaric®.

Cost of Sales

The decrease in cost of sales was the result of lower product revenues and the impact of the Company reacquiring rights on select licensed products during the six months ended June 30, 2017. As part of the rights reacquired, the Company is no longer obligated to pay royalties on the specific products, which increases the Company’s segment gross margin percentage.  In the three months ended June 30, 2016, royalties incurred relating to the reacquired product rights were $19.3 million.

Selling and Marketing Expenses

The decrease in selling and marketing expenses relates to lower promotional spending in the current year primarily related to Liletta®, Viberzi® and Saphris® and lower selling expenses due to headcount reductions and lower launch costs.

General and Administrative Expenses

General and administrative expenses are in line period-over-period.

International Segment

The following table presents top product sales and net contribution for the International segment for the three months ended June 30, 2017 and 2016 ($ in millions):

	Three Months Ended June 30,		Change
	2017	2016	$ Overall Change	$ Currency Change	$ Operational Change	% Overall Change	% Currency Change	% Operational Change
Total Eye Care	$322.0	$318.7	$3.3	$(6.8)	$10.1	1.0%	(2.1)%	3.1%
Lumigan®/Ganfort®	94.4	94.5	(0.1)	(2.6)	2.5	(0.1)%	(2.8)%	2.7%
Alphagan®/Combigan®	42.7	44.2	(1.5)	(0.6)	(0.9)	(3.4)%	(1.4)%	(2.0)%
Ozurdex®	51.2	45.7	5.5	(1.4)	6.9	12.0%	(3.1)%	15.1%
Optive®	27.6	26.0	1.6	-	1.6	6.2%	0.0%	6.2%
Other Eye Drops	43.1	46.0	(2.9)	(0.9)	(2.0)	(6.3)%	(2.0)%	(4.3)%
Restasis®	17.3	19.3	(2.0)	(0.9)	(1.1)	(10.4)%	(4.7)%	(5.7)%
Other Eye Care	45.7	43.0	2.7	(0.4)	3.1	6.3%	(0.9)%	7.2%
Total Medical Aesthetics	358.0	284.1	73.9	(8.9)	82.8	26.0%	(3.1)%	29.1%
Facial Aesthetics	287.5	240.6	46.9	(7.5)	54.4	19.5%	(3.1)%	22.6%
Botox® Cosmetics	148.2	132.7	15.5	(5.1)	20.6	11.7%	(3.8)%	15.5%
Juvederm Collection	137.3	107.3	30.0	(2.4)	32.4	28.0%	(2.2)%	30.2%
Belkyra® (Kybella®)	2.0	0.6	1.4	-	1.4	n.m.	0.0%	n.m.
Plastic Surgery	41.5	40.3	1.2	(0.9)	2.1	3.0%	(2.2)%	5.2%
Breast Implants	41.1	40.2	0.9	(0.9)	1.8	2.2%	(2.2)%	4.4%
Earfold™	0.4	0.1	0.3	-	0.3	n.m.	0.0%	n.m.
Regenerative Medicine	3.6	-	3.6	(0.1)	3.7	n.a.	n.a.	n.a.
Alloderm®	2.3	-	2.3	-	2.3	n.a.	n.a.	n.a.
Other Regenerative Medicine	1.3	-	1.3	(0.1)	1.4	n.a.	n.a.	n.a.
Body Contouring	22.7	-	22.7	(0.4)	23.1	n.a.	n.a.	n.a.
Coolsculpting® Systems & Add On Applicators	10.2	-	10.2	(0.1)	10.3	n.a.	n.a.	n.a.
Coolsculpting® Consumables	12.5	-	12.5	(0.3)	12.8	n.a.	n.a.	n.a.
Skin Care	2.7	3.2	(0.5)	-	(0.5)	(15.6)%	0.0%	(15.6)%
Botox® Therapeutics and Other	151.2	141.1	10.1	(5.3)	15.4	7.2%	(3.8)%	11.0%
Botox® Therapeutics	93.8	84.8	9.0	(2.6)	11.6	10.6%	(3.1)%	13.7%
Asacol®/Delzicol®	12.8	11.0	1.8	(1.1)	2.9	16.4%	(10.0)%	26.4%
Constella®	5.5	4.6	0.9	(0.3)	1.2	19.6%	(6.5)%	26.1%
Other Products	39.1	40.7	(1.6)	(1.3)	(0.3)	(3.9)%	(3.2)%	(0.7)%
Other Revenues	27.3	13.1	14.2	-	14.2	108.4%	0.0%	108.4%
Net revenues	$858.5	$757.0	$101.5	$(21.0)	$122.5	13.4%	(2.8)%	16.2%
Operating expenses:
Cost of sales(1)	125.0	115.0	10.0	(2.3)	12.3	8.7%	(2.0)%	10.7%
Selling and marketing	238.9	207.2	31.7	(5.0)	36.7	15.3%	(2.4)%	17.7%
General and administrative	28.3	30.9	(2.6)	(0.7)	(1.9)	(8.4)%	(2.3)%	(6.1)%
Segment contribution	$466.3	$403.9	$62.4	$(13.0)	$75.4	15.4%	(3.2)%	18.6%
Segment margin	54.3%	53.4%				0.9%
Segment gross margin(2)	85.4%	84.8%				0.6%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2)	Defined as net revenues less segment related cost of sales as a percentage of net revenues.

Net Revenues

The increase in segment net revenues is primarily due to the operational growth of total Facial Aesthetics, EyeCare and Botox® Therapeutics, as well as the acquisition of Zeltiq, which contributed $22.7 million in net revenues during the three months ended June 30, 2017.

Within total Eye Care, Ozurdex® increased $5.5 million, or 12.0% versus the prior year period, primarily driven by demand growth.  Within Facial Aesthetics, Juvederm Collection revenues increased $30.0 million, or 28.0% versus the prior year period, primarily resulting from demand growth.  Botox® Cosmetic sales grew 11.7% driven by demand growth.  Botox® Therapeutics sales also grew 10.6% driven by demand growth.

In the first quarter of 2017, the Company announced a realignment of its International Commercial organization, which will become effective in the second half of the year. As a result of this realignment, future promotional priorities among the International portfolio may shift and, as such, revenues by product may be impacted.

Cost of Sales

The increase in cost of sales was primarily due to the increase in net revenues, offset, in part, by favorable product mix.  Segment gross margins improved to 54.3% for the three months ended June 30, 2017 compared to 53.4% for the three months ended June 30, 2017.

Selling and Marketing Expenses

The increase in selling and marketing expenses relates to promotional spending associated with Ozurdex®, Botox® Cosmetic and the Juvederm Collection, as well as $9.5 million relating to the Zeltiq Acquisition.

General and Administrative Expenses

General and administrative expenses are in line period-over-period.

Corporate

Corporate represents the results of corporate initiatives as well as the impact of select revenues and shared costs.  The following represents the corporate amounts for the three months ended June 30, 2017 and 2016 ($ in millions):

	Three Months Ended June 30, 2017
	Integration and Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Other	Revenues and Shared Costs	Total

Net Sales	$-	$-	$-	$-	$6.2	$6.2
Operating expenses:
Cost of sales(1)	6.7	(24.8)	61.0	(0.2)	50.5	93.2
Selling and marketing	40.9	-	8.9	(0.5)	2.1	51.4
General and administrative	43.7	-	36.4	49.1	211.2	340.4
Contribution	$(91.3)	$24.8	$(106.3)	$(48.4)	$(257.6)	$(478.8)

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

	Three Months Ended June 30, 2016
	Integration and Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Reclassification of Sales Distributed Through Anda to Discontinued Operations	Other	Revenues and Shared Costs	Total
Net Sales	$-	$-	$-	$(24.4)	$-	$14.2	$(10.2)
Operating expenses:
Cost of sales(1)	3.3	(4.8)	1.9	(23.7)	0.1	59.7	36.5
Selling and marketing	20.4	-	17.9	-	0.1	0.7	39.1
General and administrative	75.5	-	11.4	-	45.9	89.8	222.6
Contribution	$(99.2)	$4.8	$(31.2)	$(0.7)	$(46.1)	$(136.0)	$(308.4)

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

In the three months ended June 30, 2017, integration and restructuring charges included costs related to the integration of LifeCell and Zeltiq as well as the Company’s internal restructuring programs. As part of the Company’s internal restructuring programs, the Company incurred severance and other restructuring costs relating to the commercial organization of $29.9 million as the Company intends to eliminate approximately 400 positions.  In the three months ended June 30, 2017 the Company incurred purchase accounting effects of $59.9 million in cost of sales related to the fair value inventory step-up from the LifeCell and Zeltiq acquisitions as products were sold to the Company’s third party customers. The Company also incurred charges related to the purchase accounting impact on stock-based compensation related to the Allergan, Forest Laboratories, Inc. (“Forest”) and Zeltiq acquisitions, which increased cost of sales, selling and marketing and general and administrative expenses, including the cash stock-based compensation charge of $31.5 million associated with the Zeltiq Acquisition.  In the three months ended June 30, 2017, general and administrative costs included legal settlement charges of $42.5 million.

In the three months ended June 30, 2016, integration and restructuring charges were primarily related to the integration of the Legacy Allergan business as well as charges incurred with the terminated merger with Pfizer, Inc. of $35.7 million. The Company incurred charges related to the purchase accounting impact on stock-based compensation related the Allergan and Forest acquisitions, which increased cost of sales, selling and marketing and general and administrative expenses. In addition, in the three months ended June 30, 2016, the Company realized mark-to-market unrealized gains for foreign currency option contracts that are entered into in order to offset future exposure to movements in currencies of $8.6 million as well as legal settlement charges of $49.7 million.

Shared costs primarily include above site and unallocated costs associated with running our global manufacturing facilities and corporate General & Administrative expenses.  In the three months ended June 30, 2017, the Company incurred transactional foreign exchange losses of $71.0 million versus transactional foreign exchange gains of $43.7 million in the three months ended June 30, 2016.

Research and Development Expenses

R&D expenses consist predominantly of personnel-related costs, active pharmaceutical ingredient costs, contract research, license and milestone fees, biostudy and facility costs associated with product development.

R&D expenses consisted of the following components in the three months ended June 30, 2017 and 2016 ($ in millions):

	Three Months Ended June 30,		Change
	2017	2016	Dollars	%
Ongoing operating expenses	$393.9	$345.0	$48.9	14.2%
Brand related milestone payments and upfront license payments	52.8	243.2	(190.4)	(78.3)%
Acquisition accounting fair market value adjustment to stock-based compensation	4.6	10.2	(5.6)	(54.9)%
Acquisition, integration, and restructuring charges	28.8	3.7	25.1	n.m.
Contingent consideration adjustments, net	9.3	34.4	(25.1)	(73.0)%
Total expenditures	$489.4	$636.5	$(147.1)	(23.1)%

The increase in ongoing operating expenses in the three months ended June 30, 2017 versus the prior year period is primarily due to increased product development spending primarily in the Central Nervous System and Gastrointestinal therapeutic areas.

Acquisition, integration and restructuring charges in the three months ended June 30, 2017 includes $26.8 million of severance and restructuring costs related to a planned internal reduction of approximately 200 R&D positions.

The following represents brand related milestone payments and upfront license payments in the three months ended June 30, 2017 and 2016, respectively ($ in millions):

	Three Months Ended June 30,
($ in millions)	2017	2016
Akarna Therapeutics, Ltd. agreement	$39.6	$-
Heptares Therapeutics Ltd. transaction	-	125.0
Topokine Therapeutics, Inc. transaction	-	85.8
Other	13.2	32.4
	$52.8	$243.2

Amortization

Amortization in the three months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,		Change
($ in millions)	2017	2016	Dollars	%
Amortization	$1,757.9	$1,633.1	$124.8	7.6%

Amortization for the three months ended June 30, 2017 increased as compared to the prior period primarily as a result of amortization related to the acquired LifeCell and Zeltiq products of $46.4 million as well as amortization from approved products during the year ended December 31, 2016 and the three months ended June 30, 2017.

IPR&D Impairments and Asset Sales and Impairments, Net

IPR&D impairments and Asset sales and impairments, net consisted of the following components in the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Change
($ in millions)	2017	2016	Dollars	%
IPR&D impairments	$703.3	$268.9	$434.4	161.5%
Asset sales and impairments, net	14.0	(17.6)	31.6	(179.5)%

In the three months ended June 30, 2017, the Company recorded IPR&D  impairments of $486.0 million related to an anticipated approval delay due to certain product specifications for a CNS project obtained as part of the Allergan Acquisition, a $91.3 million impairment of a women’s healthcare project based on the Company’s intention to divest the non-strategic asset, a $57.0 million impairment due to a delay in anticipated launch of a women’s healthcare project, a $44.0 million impairment due to a decrease in projected cash flows due to a decline in market demand assumptions of an eye care project obtained as part of the Allergan Acquisition and a $20.0 million impairment of an eye care project obtained as part of the Allergan acquisition.

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

Interest Income

Interest income in the three months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,		Change
($ in millions)	2017	2016	Dollars	%
Interest income	$16.6	$2.5	$14.1	564.0%

Interest income in the three months ended June 30, 2017 increased versus the three months ended June 30, 2016 resulting from the investment of proceeds received in the Teva Transaction.

Interest Expense

Interest expense consisted of the following components in the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Change
($ in millions)	2017	2016	Dollars	%
Fixed Rate Notes	$267.6	284.7	(17.1)	(6.0)%
Floating Rate Notes	6.4	5.9	0.5	8.5%
Euro Denominated Notes	3.0	-	3.0	n.a.
Term loan indebtedness	-	49.0	(49.0)	(100.0)%
Revolving Credit Facility	-	2.4	(2.4)	(100.0)%
Other	0.4	3.8	(3.4)	(89.5)%
Interest expense	$277.4	$345.8	$(68.4)	(19.8)%

Interest expense in the three months ended June 30, 2017 decreased versus the three months ended June 30, 2016 due to the pay down of term loan indebtedness with use of proceeds received in the Teva Transaction as well as scheduled maturities and early debt extinguishment of senior secured notes and the reduction of interest related to the repayment of $2,843.3 existing senior secured notes which were refinanced into lower coupon euro denominated notes.

Other (expense) income, net

Other (expense) income, net consisted of the following components in the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Change
($ in millions)	2017	2016	Dollars	%
Debt extinguishment costs as part of the debt tender offer	$(161.5)	$-	$(161.5)	n.a.
Dividend income	34.1	-	34.1	n.a.
Pfizer termination fee (Allergan plc only)	-	150.0	(150.0)	(100.0)%
Other income	(6.1)	0.1	(6.2)	(6200.0)%
Other (expense) income, net	$(133.5)	$150.1	$(283.6)	n.a.

Debt Extinguishment

In the three months ended June 30, 2017, the Company repaid $2,843.3 million of senior notes.  As a result of the extinguishment, the Company recognized a loss of $161.5 million, within “Other income/ (expense)” for the early tender payment and non-cash write-off of premiums and debt fees related to the repurchased notes, including $170.5 million of a make-whole premium.

Dividend income

As a result of the Teva Transaction, the Company acquired 100.3 million Teva ordinary shares.  During three months ended June 30, 2017, the Company received dividend income of $34.1 million.

Pfizer termination fee

In the three months ended June 30, 2016, the Company received a payment of $150.0 million from Pfizer, Inc. for reimbursement of expenses associated with the termination of the merger agreement which is reported as other income.

(Benefit) for Income Taxes

	Three Months Ended June 30,		Change
($ in millions)	2017	2016	Dollars	%
(Benefit) for income taxes	$(581.2)	$(258.2)	$(323.0)	125.1%
Effective tax rate	44.8%	37.9%

The Company’s effective tax rate for the three months ended June 30, 2017 was 44.8% compared to 37.9% for the three months ended June 30, 2016. The effective tax rate for the three months ended June 30, 2017 was favorably impacted by income earned in jurisdictions with tax rates lower than the Irish statutory rate and U.S. losses tax benefited at rates greater than the Irish statutory rate. Additionally, the tax benefit for the three months ended June 30, 2017 included tax benefits of $214.1 million related to the impairment of certain intangible assets and $28.8 million related to debt restructuring. During the three months ended June 30, 2017, the Company determined that a temporary difference related to excess tax over book basis in a U.S. subsidiary will reverse in the foreseeable future and recorded a corresponding tax benefit of $179.6 million.

The effective tax rate for the three months ended June 30, 2016 was impacted by income earned in jurisdictions with tax rates lower than the Irish statutory rate and U.S. losses tax benefited at rates greater than the Irish statutory rate. Additionally, the tax benefit for the three months ended June 30, 2016 included an expense of $70.9 million primarily related to a change in a valuation allowance on a portion of U.S. capital loss carryforwards resulting from restructuring associated with the sale of the global generics business and a benefit of $35.7 million related to certain IPR&D impairments.

The effective tax rate for the period ended June 30, 2017 as compared to the period ended June 30, 2016 was favorably impacted by additional tax benefits related to an investment in a U.S. subsidiary and the impairment of certain intangible assets.

Six Months Ended June 30, 2017 and 2016

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the six months ended June 30, 2017 and 2016 ($ in millions):

	Six Months Ended June 30, 2017
	US Specialized	US General
	Therapeutics	Medicine	International	Total
Net revenues	$3,197.0	$2,773.5	$1,595.8	$7,566.3

Operating expenses:
Cost of sales(1)	218.0	397.7	225.3	841.0
Selling and marketing	687.2	590.6	448.4	1,726.2
General and administrative	94.6	82.0	58.2	234.8
Segment Contribution	$2,197.2	$1,703.2	$863.9	$4,764.3
Contribution margin	68.7%	61.4%	54.1%	63.0%
Corporate				764.8
Research and development				1,249.3
Amortization				3,493.9
In-process research and development impairments				1,043.3
Asset sales and impairments, net				21.4
Operating (loss)				(1,808.4)
Operating margin				(23.9)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.

	Six Months Ended June 30, 2016
	US Specialized	US General
	Therapeutics	Medicine	International	Total
Net revenues	$2,787.6	$2,902.8	$1,430.3	$7,120.7

Operating expenses:
Cost of sales(1)	145.8	434.5	214.2	794.5
Selling and marketing	552.4	610.0	394.5	1,556.9
General and administrative	85.2	85.9	58.5	229.6
Segment Contribution	$2,004.2	$1,772.4	$763.1	$4,539.7
Contribution margin	71.9%	61.1%	53.4%	63.8%
Corporate				680.8
Research and Development				1,039.6
Amortization				3,222.8
In-process research and development impairments				274.9
Asset sales and impairments, net				(19.3)
Operating (loss)				(659.1)
Operating margin				(9.3)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.

The following is a reconciliation of net revenues for the operating segments to the Company’s net revenues for the six months ended June 30, 2017 and 2016 ($ in millions):

	Six Months Ended June 30,		Change
	2017	2016	Dollars	%
Segment net revenues	$7,566.3	$7,120.7	$445.6	6.3%
Corporate revenues	14.0	(36.6)	50.6	138.3%
Net revenues	$7,580.3	$7,084.1	$496.2	7.0%

No country outside of the United States represents ten percent or more of net revenues. The US Specialized Therapeutics and US General Medicine segments are comprised solely of sales within the United States.

The following tables represent global net revenues for the top products for the six months ended June 30, 2017 and 2016 ($ in millions):

	Six Months Ended June 30, 2017					Six Months Ended June 30, 2016					Total Change
	US Specialized Therapeutics	US General Medicine	International	Corporate	Total	US Specialized Therapeutics	US General Medicine	International	Corporate	Total	Dollars	Percentage
Botox®	$1,083.4	$-	$446.6	$-	$1,530.0	$957.7	$-	$399.5	$-	$1,357.2	$172.8	12.7%
Restasis®	645.2	-	31.2	-	676.4	670.0	-	34.3	-	704.3	(27.9)	(4.0)%
Juvederm Collection **	246.0	-	259.5	-	505.5	220.3	-	207.4	-	427.7	77.8	18.2%
Lumigan®/Ganfort®	153.3	-	180.3	-	333.6	162.1	-	182.6	-	344.7	(11.1)	(3.2)%
Linzess®/Constella®	-	315.4	10.4	-	325.8	-	287.6	8.4	-	296.0	29.8	10.1%
Bystolic® /Byvalson®	-	290.5	1.0	-	291.5	-	313.9	0.8	-	314.7	(23.2)	(7.4)%
Alphagan®/Combigan®	182.8	-	85.0	-	267.8	180.9	-	86.0	-	266.9	0.9	0.3%
Namenda XR®	-	240.7	-	-	240.7	-	339.6	-	-	339.6	(98.9)	(29.1)%
Eye Drops	98.5	-	136.0	-	234.5	89.9	-	139.2	-	229.1	5.4	2.4%
Lo Loestrin®	-	212.8	-	-	212.8	-	190.3	-	-	190.3	22.5	11.8%
Breast Implants	115.6	-	78.7	-	194.3	98.1	-	76.9	-	175.0	19.3	11.0%
Estrace® Cream	-	163.5	-	-	163.5	-	177.8	-	-	177.8	(14.3)	(8.0)%
Viibryd®/Fetzima®	-	157.7	1.1	-	158.8	-	165.0	0.1	-	165.1	(6.3)	(3.8)%
Ozurdex ®	47.4	-	102.3	-	149.7	40.9	-	86.8	-	127.7	22.0	17.2%
Alloderm®	138.7	-	3.5	-	142.2	-	-	-	-	-	142.2	n.a.
Asacol®/Delzicol®	-	103.2	24.9	-	128.1	-	225.7	26.3	-	252.0	(123.9)	(49.2)%
Vraylar™	-	119.9	-	-	119.9	-	18.7	-	-	18.7	101.2	n.m.
Carafate ® /Sulcrate ®	-	117.9	1.4	-	119.3	-	111.3	1.1	-	112.4	6.9	6.1%
Zenpep®	-	97.0	-	-	97.0	-	92.6	-	-	92.6	4.4	4.8%
Canasa®/Salofalk®	-	76.7	8.7	-	85.4	-	87.8	8.6	-	96.4	(11.0)	(11.4)%
Aczone®	81.6	-	0.1	-	81.7	87.1	-	0.1	-	87.2	(5.5)	(6.3)%
Saphris®	-	80.3	-	-	80.3	-	82.8	-	-	82.8	(2.5)	(3.0)%
Armour Thyroid	-	79.3	-	-	79.3	-	82.7	-	-	82.7	(3.4)	(4.1)%
Viberzi®	-	72.8	0.1	-	72.9	-	24.4	-	-	24.4	48.5	198.8%
Teflaro®	-	63.6	-	-	63.6	-	68.6	-	-	68.6	(5.0)	(7.3)%
Coolsculpting® Consumables	47.9	-	12.5	-	60.4	-	-	-	-	-	60.4	n.a.
Namzaric®	-	57.0	-	-	57.0	-	23.1	-	-	23.1	33.9	146.8%
Rapaflo®	51.6	-	3.7	-	55.3	62.4	-	2.7	-	65.1	(9.8)	(15.1)%
SkinMedica®	53.4	-	-	-	53.4	55.7	-	-	-	55.7	(2.3)	(4.1)%
Minastrin® 24	-	52.5	-	-	52.5	-	162.6	1.4	-	164.0	(111.5)	(68.0)%
Savella®	-	50.3	-	-	50.3	-	46.0	-	-	46.0	4.3	9.3%
Coolsculpting® Systems & Add On Applicators	31.0	-	10.2	-	41.2	-	-	-	-	-	41.2	n.a.
Tazorac®	36.2	-	0.4	-	36.6	40.5	-	0.4	-	40.9	(4.3)	(10.5)%
Kybella® /Belkyra®	27.8	-	3.5	-	31.3	24.0	-	1.1	-	25.1	6.2	24.7%
Latisse®	26.9	-	4.3	-	31.2	37.5	-	4.3	-	41.8	(10.6)	(25.4)%
Lexapro®	-	26.5	-	-	26.5	-	35.2	-	-	35.2	(8.7)	(24.7)%
Dalvance®	-	24.8	1.2	-	26.0	-	16.4	-	-	16.4	9.6	58.5%
Avycaz®	-	25.8	-	-	25.8	-	22.1	-	-	22.1	3.7	16.7%
Liletta®	-	13.8	-	-	13.8	-	10.6	-	-	10.6	3.2	30.2%
Enablex®	-	1.9	-	-	1.9	-	12.8	-	-	12.8	(10.9)	(85.2)%
Namenda® IR	-	0.1	-	-	0.1	-	9.9	-	-	9.9	(9.8)	(99.0)%
Other	129.7	329.5	189.2	14.0	662.4	60.5	295.3	162.3	19.7	537.8	124.6	23.2%
Less product sold through our former Anda Distribution business	n.a.	n.a.	n.a.	-	-	n.a.	n.a.	n.a.	(56.3)	(56.3)	56.3	(100.0)%
Total Net Revenues	$3,197.0	$2,773.5	$1,595.8	$14.0	$7,580.3	$2,787.6	$2,902.8	$1,430.3	$(36.6)	$7,084.1	$496.2	7.0%

**	Sales of fillers including Juvederm, Voluma and other fillers are referred to herein as the “Juvederm Collection.”

US Specialized Therapeutics Segment

The following table presents top product sales and net contribution for the US Specialized Therapeutics segment for the six months ended June 30, 2017 and 2016 ($ in millions):

	Six Months Ended June 30,		Change
	2017	20161)	Dollars	%
Total Eye Care	$1,153.2	$1,169.1	$(15.9)	(1.4)%
Restasis®	645.2	670.0	(24.8)	(3.7)%
Alphagan®/Combigan®	182.8	180.9	1.9	1.1%
Lumigan®/Ganfort®	153.3	162.1	(8.8)	(5.4)%
Ozurdex®	47.4	40.9	6.5	15.9%
Eye Drops	98.5	89.9	8.6	9.6%
Other Eye Care	26.0	25.3	0.7	2.8%
Total Medical Aesthetics	1,134.0	793.7	340.3	42.9%
Facial Aesthetics	667.9	599.6	68.3	11.4%
Botox® Cosmetics	394.1	355.3	38.8	10.9%
Juvederm Collection	246.0	220.3	25.7	11.7%
Kybella®	27.8	24.0	3.8	15.8%
Plastic Surgery	115.6	100.9	14.7	14.6%
Breast Implants	115.6	98.1	17.5	17.8%
Other Plastic Surgery	-	2.8	(2.8)	(100.0)%
Regenerative Medicine	191.3	-	191.3	n.a.
Alloderm®	138.7	-	138.7	n.a.
Other Regenerative Medicine	52.6	-	52.6	n.a.
Body Contouring	78.9	-	78.9	n.a.
Coolsculpting® Systems & Add On Applicators	31.0	-	31.0	n.a.
Coolsculpting® Consumables	47.9	-	47.9	n.a.
Skin Care	80.3	93.2	(12.9)	(13.8)%
SkinMedica®	53.4	55.7	(2.3)	(4.1)%
Latisse®	26.9	37.5	(10.6)	(28.3)%
Total Medical Dermatology	168.4	166.1	2.3	1.4%
Aczone®	81.6	87.1	(5.5)	(6.3)%
Tazorac®	36.2	40.5	(4.3)	(10.6)%
Botox® Hyperhidrosis	33.6	32.6	1.0	3.1%
Other Medical Dermatology	17.0	5.9	11.1	188.1%
Total Neuroscience and Urology	707.3	633.1	74.2	11.7%
Botox® Therapeutics	655.7	569.8	85.9	15.1%
Rapaflo®	51.6	62.4	(10.8)	(17.3)%
Other Neuroscience and Urology	-	0.9	(0.9)	(100.0)%
Other Revenues	34.1	25.6	8.5	33.2%
Net revenues	$3,197.0	$2,787.6	$409.4	14.7%
Operating expenses:
Cost of sales(2)	218.0	145.8	72.2	49.5%
Selling and marketing	687.2	552.4	134.8	24.4%
General and administrative	94.6	85.2	9.4	11.0%
Segment contribution	$2,197.2	$2,004.2	$193.0	9.6%
Segment margin	68.7%	71.9%		(3.2)%
Segment gross margin(3)	93.2%	94.8%		(1.6)%

(1)	Includes revenues earned that were distributed through the Anda Distribution business to third party customers.
(2)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(3)	Defined as net revenues less segment related cost of sales as a percentage of net revenues.

As a result of the Zeltiq and LifeCell acquisitions, the Company received the following segment contribution in the six months ended June 30, 2017 ($ in millions):

	LifeCell	Zeltiq	Combined Contribution
Net revenues	$192.2	$78.9	$271.1
Operating expenses:
Cost of sales	46.0	22.2	68.2
Selling and marketing	44.3	26.1	70.4
General and administrative	5.7	2.3	8.0
Net Revenues

The increase in revenues was primarily driven by growth in Botox® Therapeutics, Facial Aesthetics and the LifeCell and Zeltiq acquisitions.

Botox® Therapeutics increased $85.9 million, or 15.1%, versus the prior year period driven by demand offset by a temporary increase in discounts due to competitive entries in the second quarter.

The increase in Facial Aesthetics revenues was driven in part by Botox® Cosmetics which increased $38.8 million, or 10.9%, versus the prior year period primarily due to demand growth.  Also contributing was an increase in Juvederm Collection revenues of $25.7 million, or 11.7% versus the prior year period driven primarily by demand.

The decline in Restasis® revenues of $24.8 million, or 3.7%, was primarily due to differences in year-over-year trade buying patterns.

Cost of Sales

Excluding the LifeCell Acquisition and the Zeltiq Acquisition, segment gross margin increased to 94.9% in the six months ended June 30, 2017 versus 94.8% in the prior year period.

Selling and Marketing Expenses

The increase in selling and marketing expenses primarily relates to the increased costs from the LifeCell Acquisition and Zeltiq Acquisition of $70.4 million as well as increased promotional costs for key brands and new products Rhofade®, Xen® and Kybella®.

General and Administrative Expenses

The increase in general and administrative costs is primarily due to the acquisitions of LifeCell and Zeltiq.

US General Medicine Segment

The following table presents top product sales and net contribution for the US General Medicine segment for the six months ended June 30, 2017 and 2016 ($ in millions):

	Six Months Ended June 30,		Change
	2017	2016(1)	Dollars	%
Total Central Nervous System (CNS)	$655.7	$639.1	$16.6	2.6%
Namenda XR®	240.7	339.6	(98.9)	(29.1)%
Viibryd®/Fetzima®	157.7	165.0	(7.3)	(4.4)%
Saphris®	80.3	82.8	(2.5)	(3.0)%
Vraylar™	119.9	18.7	101.2	n.m.
Namzaric®	57.0	23.1	33.9	146.8%
Namenda® IR	0.1	9.9	(9.8)	(99.0)%
Total Gastrointestinal (GI)	798.3	845.6	(47.3)	(5.6)%
Linzess®	315.4	287.6	27.8	9.7%
Asacol®/Delzicol®	103.2	225.7	(122.5)	(54.3)%
Carafate®/Sulcrate®	117.9	111.3	6.6	5.9%
Zenpep®	97.0	92.6	4.4	4.8%
Canasa®/Salofalk®	76.7	87.8	(11.1)	(12.6)%
Viberzi®	72.8	24.4	48.4	198.4%
Other GI	15.3	16.2	(0.9)	(5.6)%
Total Women's Health	492.7	559.8	(67.1)	(12.0)%
Lo Loestrin®	212.8	190.3	22.5	11.8%
Estrace® Cream	163.5	177.8	(14.3)	(8.0)%
Minastrin® 24	52.5	162.6	(110.1)	(67.7)%
Liletta®	13.8	10.6	3.2	30.2%
Other Women's Health	50.1	18.5	31.6	170.8%
Total Anti-Infectives	123.5	114.6	8.9	7.8%
Teflaro®	63.6	68.6	(5.0)	(7.3)%
Avycaz®	25.8	22.1	3.7	16.7%
Dalvance®	24.8	16.4	8.4	51.2%
Other Anti-Infectives	9.3	7.5	1.8	24.0%
Diversified Brands	604.5	719.5	(115.0)	(16.0)%
Bystolic®	290.5	313.9	(23.4)	(7.5)%
Armour Thyroid	79.3	82.7	(3.4)	(4.1)%
Savella®	50.3	46.0	4.3	9.3%
Lexapro®	26.5	35.2	(8.7)	(24.7)%
Enablex®	1.9	12.8	(10.9)	(85.2)%
PacPharma	6.7	43.5	(36.8)	(84.6)%
Other Diversified Brands	149.3	185.4	(36.1)	(19.5)%
Other Revenues	98.8	24.2	74.6	n.m.
Net revenues	$2,773.5	$2,902.8	$(129.3)	(4.5)%
Operating expenses:
Cost of sales(2)	397.7	434.5	(36.8)	(8.5)%
Selling and marketing	590.6	610.0	(19.4)	(3.2)%
General and administrative	82.0	85.9	(3.9)	(4.5)%
Segment contribution	$1,703.2	$1,772.4	$(69.2)	(3.9)%
Segment margin	61.4%	61.1%		0.4%
Segment gross margin(3)	85.7%	85.0%		0.7%

(1)	Includes revenues earned that were distributed through the Anda Distribution business to third party customers.
(2)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(3)	Defined as net revenues less segment related cost of sales as a percentage of net revenues.

Net Revenues

The decrease in segment revenues is primarily due to a decline in Diversified Brand revenues, Women’s Health revenues, and Gastrointestinal revenues versus the prior year period, offset, in part, by Other Revenues and CNS revenues.

Diversified Brand revenues declined $115.0 million, or 16.0% versus the prior year period, due in part to a decline in PacPharma revenues as the Company out licensed these product rights.  Included within “Other Revenues” for the six months ended June 30, 2017 is an increase in royalty revenues related to these products of $32.7 million.  Also contributing to the decline in Diversified Brands is a decline in Bystolic® / Byvalson® revenues of $23.4 million, or 7.5% as a result of decreased demand and differences in trade buying patterns,  and the impact of loss of exclusivity on certain products including Enablex®. Other Diversified Brands declined $36.1 million or 19.5% due to demand declines coupled with unfavorable trade buying patterns.

Women’s Health revenues declined $67.1 million, or 12.0%, primarily due to the loss of exclusivity on Minastrin® 24.  Offsetting this decline, in part, are revenues on our new product, Taytulla® of $29.1 million and increased sales of Lo Loestrin® of 11.8% due primarily to strong demand growth.

Declines within our Gastrointestinal franchise of $47.3 million, or 5.6%, was primarily driven by a reduction in demand for Asacol® HD following the launch of an authorized generic in August 2016. Offsetting this decline, in part, is royalty revenue of $36.5 million relating to our authorized generic version of Asacol® HD, which is included within “Other Revenues”.  Further offsetting this decline was growth in Linzess® and newly launched Viberzi®.   Linzess® revenues increased $27.8 million, or 9.7%, versus the prior year period primarily due to strong demand growth offset by unfavorable trade buying patterns and lower net pricing to maintain strong formulary coverage.

The increase in Central Nervous System revenues of $16.6 million, or 2.6%, was driven by the launch of Vraylar™ and Namzaric® offset, in part, by the continued decline in Namenda XR® due to decreased demand and conversion to Namzaric®.

Cost of Sales

The decrease in cost of sales was the result of lower product revenues and the impact of the Company reacquiring rights on select licensed products in the six months ended June 30, 2017. As part of the rights reacquired, the Company is no longer obligated to pay royalties on the specific products, which increases the Company’s segment gross margin percentage.  In the six months ended June 30, 2016, royalties incurred relating to the reacquired product rights were $35.2 million.

Selling and Marketing Expenses

The decrease in selling and marketing expenses relates to headcount reductions and lower launch costs.

General and Administrative Expenses

General and administrative expenses are in line period-over-period.

International Segment

The following table presents top products sales and net contribution for the International segment for the six months ended June 30, 2017 and 2016 ($ in millions):

	Six Months Ended June 30,		Change
	2017	2016	$ Overall Change	$ Currency Change	$ Operational Change	% Overall Change	% Currency Change	% Operational Change
Total Eye Care	$621.5	$610.2	$11.3	$(9.7)	$21.0	1.9%	(1.6)%	3.5%
Lumigan®/Ganfort®	180.3	182.6	(2.3)	(4.6)	2.3	(1.3)%	(2.5)%	1.2%
Ozurdex®	102.3	86.8	15.5	(3.2)	18.7	17.9%	(3.7)%	21.6%
Alphagan®/Combigan®	85.0	86.0	(1.0)	(0.4)	(0.6)	(1.2)%	(0.5)%	(0.7)%
Optive®	55.1	50.1	5.0	0.2	4.8	10.0%	0.4%	9.6%
Restasis®	31.2	34.3	(3.1)	(1.1)	(2.0)	(9.0)%	(3.2)%	(5.8)%
Other Eye Drops	80.9	89.1	(8.2)	(1.2)	(7.0)	(9.2)%	(1.3)%	(7.9)%
Other Eye Care	86.7	81.3	5.4	0.6	4.8	6.6%	0.7%	5.9%
Total Medical Aesthetics	646.1	529.0	117.1	(12.0)	129.1	22.1%	(2.3)%	24.4%
Facial Aesthetics	533.4	446.1	87.3	(10.4)	97.7	19.6%	(2.3)%	21.9%
Botox® Cosmetics	270.4	237.6	32.8	(7.5)	40.3	13.8%	(3.2)%	17.0%
Juvederm Collection	259.5	207.4	52.1	(2.9)	55.0	25.1%	(1.4)%	26.5%
Belkyra® (Kybella®)	3.5	1.1	2.4	-	2.4	n.m.	0.0%	n.m.
Plastic Surgery	79.5	77.1	2.4	(1.2)	3.6	3.1%	(1.6)%	4.7%
Breast Implants	78.7	76.9	1.8	(1.2)	3.0	2.3%	(1.6)%	3.9%
Earfold™	0.8	0.2	0.6	-	0.6	n.m.	0.0%	n.m.
Regenerative Medicine	5.6	-	5.6	(0.1)	5.7	n.a.	n.a.	n.a.
Alloderm®	3.5	-	3.5	-	3.5	n.a.	n.a.	n.a.
Other Regenerative Medicine	2.1	-	2.1	(0.1)	2.2	n.a.	n.a.	n.a.
Body Contouring	22.7	-	22.7	(0.4)	23.1	n.a.	n.a.	n.a.
bybb	10.2	-	10.2	(0.1)	10.3	n.a.	n.a.	n.a.
Coolsculpting® Consumables	12.5	-	12.5	(0.3)	12.8	n.a.	n.a.	n.a.
Skin Care	4.9	5.8	(0.9)	0.1	(1.0)	(15.5)%	1.7%	(17.2)%
Botox® Therapeutics and Other	285.1	264.4	20.7	(5.9)	26.6	7.8%	(2.2)%	10.0%
Botox® Therapeutics	176.2	161.9	14.3	(2.7)	17.0	8.8%	(1.7)%	10.5%
Asacol®/Delzicol®	24.9	26.3	(1.4)	(2.2)	0.8	(5.3)%	(8.4)%	3.1%
Constella®	10.4	8.4	2.0	(0.5)	2.5	23.8%	(6.0)%	29.8%
Other Products	73.6	67.8	5.8	(0.5)	6.3	8.6%	(0.7)%	9.3%
Other Revenues	43.1	26.7	16.4	-	16.4	61.4%	0.0%	61.4%
Net revenues	$1,595.8	$1,430.3	$165.5	$(27.6)	$193.1	11.6%	(1.9)%	13.5%
Operating expenses:
Cost of sales(1)	225.3	214.2	11.1	(2.8)	13.9	5.2%	(1.3)%	6.5%
Selling and marketing	448.4	394.5	53.9	(6.5)	60.4	13.7%	(1.6)%	15.3%
General and administrative	58.2	58.5	(0.3)	(1.1)	0.8	(0.5)%	(1.9)%	1.4%
Segment contribution	$863.9	$763.1	$100.8	$(17.2)	$118.0	13.2%	(2.3)%	15.5%
Segment margin	54.1%	53.4%				0.7%
Segment gross margin(2)	85.9%	85.0%				0.9%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2)	Defined as net revenues less segment related cost of sales as a percentage of net revenues.

Net Revenues

The increase in segment net revenues is primarily due to the operational growth of total Facial Aesthetics, Eye Care and Botox® Therapeutics, as well as the acquisition of Zeltiq, which contributed $22.7 million of net revenues during the six months ended June 30, 2017.  Within total Eye Care, Ozurdex® increased $15.5 million, or 17.9% versus the prior year period, primarily driven by demand growth.  Within Facial Aesthetics, Juvederm Collection revenues increased $52.1 million, or 25.1% versus the prior year period, primarily resulting from demand growth.  Botox® Cosmetic sales grew 13.8% driven by demand growth.  Botox® Therapeutics sales also grew 8.8% driven by demand growth.

In the first quarter of 2017, the Company announced a realignment of its International Commercial organization, which will become effective in the second half of the year. As a result of this realignment, future promotional priorities among the International portfolio may shift and, as such, revenues by product may be impacted.

Cost of Sales

The increase in cost of sales was primarily due to the increase in net revenues, offset, in part, by favorable product mix.  Segment gross margins improved to 85.9% for the six months ended June 30, 2017 compared to 85.0% for the six months ended June 30, 2016.

Selling and Marketing Expenses

The increase in selling and marketing expenses relates to promotional spending associated with Ozurdex®, Botox® Cosmetic and the Juvederm Collection and recent product launches including Belkyra® and Constella®.

General and Administrative Expenses

General and administrative expenses are in line period-over-period.

Corporate

Corporate represents the results of corporate initiatives as well as the impact of select revenues and shared costs.  The following represents the corporate amounts for the six months ended June 30, 2017 and 2016 ($ in millions):

	Six Months Ended June 30, 2017
	Integration and Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Other	Revenues and Shared Costs	Total
Net Sales	$-	$-	$-	$-	$14.0	$14.0
Operating expenses:
Cost of sales(1)	9.5	(60.3)	89.9	(1.3)	121.8	159.6
Selling and marketing	56.6	-	18.3	0.3	2.9	78.1
General and administrative	97.1	-	42.4	43.1	358.5	541.1
Contribution	$(163.2)	$60.3	$(150.6)	$(42.1)	$(469.2)	$(764.8)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

	Six Months Ended June 30, 2016
	Integration and Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Reclassification of Sales Distributed Through Anda to Discontinued Operations	Other	Revenues and Shared Costs	Total
Net Sales	$-	$-	$-	$(56.3)	$-	$19.7	$(36.6)
Operating expenses:
Cost of sales(1)	8.0	3.0	47.1	(55.2)	0.1	121.5	124.5
Selling and marketing	33.9	-	39.0	-	0.1	3.6	76.6
General and administrative	136.6	0.1	23.7	-	65.2	217.5	443.1
Contribution	$(178.5)	$(3.1)	$(109.8)	$(1.1)	$(65.4)	$(322.9)	$(680.8)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

In the six months ended June 30, 2017, integration and restructuring charges included costs related to the integration of LifeCell and Zeltiq as well as the Company’s internal restructuring programs. As part of the Company’s internal restructuring programs, the Company incurred severance and other restructuring costs relating to the commercial organization of $29.9 million as the Company intends to eliminate approximately 400 positions.  In the six months ended June 30, 2017 the Company incurred purchase accounting effects of $87.8 million in cost of sales related to the fair value inventory step-up from the LifeCell and Zeltiq acquisitions as products were sold to the Company’s third party customers. The Company also incurred charges related to the purchase accounting impact on stock-based compensation related to the Allergan, Forest and Zeltiq acquisitions, which increased cost of sales, selling and marketing and general and administrative expenses, including the cash stock-based compensation charge of $31.5 million associated with the Zeltiq Acquisition.  In the six months ended June 30, 2017, general and administrative costs included legal settlement charges of $41.4 million.

In the six months ended June 30, 2016, integration and restructuring charges primarily related to the integration of the Legacy Allergan business as well as charges incurred with the terminated merger with Pfizer, Inc. was $71.4 million.  In the six months ended June 30, 2016, the Company incurred purchase accounting effects of $42.4 million in cost of sales primarily related to the fair value inventory step-up from the Allergan and Forest acquisitions as products were sold to the Company’s third party customers. The Company also incurred charges related to the purchase accounting impact on stock-based compensation related to the Allergan and Forest acquisitions, which increased cost of sales, selling and marketing and general and administrative expenses.  In the six months ended June 30, 2016, general and administrative costs included legal settlement charges of $59.2 million.

Shared costs primarily include above site and unallocated costs associated with running our global manufacturing facilities and corporate General & Administrative expenses.  In the six months ended June 30, 2017, the Company incurred transactional foreign exchange losses of $77.8 million versus transactional foreign exchange gains of $19.7 million in the six months ended June 30, 2016.

Research and Development Expenses

R&D expenses consisted of the following components in the six months ended June 30, 2017 and 2016 ($ in millions):

	Six Months Ended June 30,		Change
	2017	2016	Dollars	%
Ongoing operating expenses	$787.8	$621.5	$166.3	26.8%
Brand-related milestone payments and upfront license payments	343.9	334.2	9.7	2.9%
Acquisition accounting fair market value adjustment to stock-based compensation	10.2	23.8	(13.6)	(57.1)%
Acquisition, integration, and restructuring charges	31.9	(0.2)	32.1	(16050.0)%
Contingent consideration adjustments, net	75.5	60.3	15.2	25.2%
Total expenditures	$1,249.3	$1,039.6	$209.7	20.2%

The increase in ongoing operating expenses in the six months ended June 30, 2017 versus the prior year period is primarily due to increased product development spending primarily in the Central Nervous System and Gastrointestinal therapeutic areas coupled with higher personnel costs.

Acquisition, integration and restructuring charges in the six months ended June 30, 2017 includes $26.8 million of severance and restructuring costs related to a planned internal reduction of approximately 200 R&D positions.

The following represents brand related milestone payments and upfront license payments in the six months ended June 30, 2017 and 2016, respectively ($ in millions):

	Six Months Ended June 30,
($ in millions)	2017	2016
Lysosomal Therapeutics, Inc. agreement	$145.0	$-
Editas Medicine, Inc. agreement	90.0	-
Assembly Biosciences, Inc. agreement	50.0	-
Akarna Therapeutics, Ltd. agreement	39.6	-
Heptares Therapeutics Ltd. transaction	-	125.0
Topokine Therapeutics, Inc. transaction	-	85.8
Anterios, Inc. acquisition	-	89.2
Other	19.3	34.2
	$343.9	$334.2

In the six months ended June 30, 2017, the adjustment to contingent consideration primarily related to the advancement of the Company’s True TearTM product and products acquired as part of the Tobira Acquisition.  In the six months ended June 30, 2016, the adjustment to contingent consideration included charges related to the advancement of Rhofade®.

Amortization

Amortization in the six months ended June 30, 2017 and 2016 was as follows:

	Six Months Ended June 30,		Change
($ in millions)	2017	2016	Dollars	%
Amortization	$3,493.9	$3,222.8	$271.1	8.4%

Amortization for the six months ended June 30, 2017 increased as compared to the prior period primarily as a result of amortization related to the acquired LifeCell and Zeltiq products of $72.2 million as well as amortization from approved products during the year ended December 31, 2016 and the six months ended June 30, 2017.

IPR&D Impairments and Asset Sales and Impairments, Net

IPR&D impairments and Asset sales and impairments, net consisted of the following components in the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,		Change
($ in millions)	2017	2016	Dollars	%
IPR&D impairments	$1,043.3	$274.9	$768.4	279.5%
Asset sales and impairments, net	21.4	(19.3)	40.7	(210.9)%

In the six months ended June 30, 2017, IPR&D  impairments included $486.0 million related to an anticipated approval delay due to certain product specifications for a CNS project obtained as part of the Allergan Acquisition, a $91.3 million impairment of a women’s healthcare project based on the Company’s intention to divest the non-strategic asset, a $257.0 million impairment due to a delay in anticipated launch of a women’s healthcare project coupled with an anticipated decrease in product demand, a $44.0 million impairment a decrease in projected cash flows due to a decline in market demand assumptions of an eye care project obtained as part of the Allergan Acquisition and a $20.0 million impairment of an eye care project obtained as part of the Allergan Acquisition. In addition, the Company terminated its License, Transfer and Development Agreement for SER-120 (nocturia) with Serenity Pharmaceuticals, LLC which resulted in an impairment of $140.0 million.

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

Asset sales and impairments, net in the six months ended June 30, 2016, included the gain on the sale of certain investments.

Interest Income

Interest income in the six months ended June 30, 2017 and 2016 was as follows:

	Six Months Ended June 30,		Change
($ in millions)	2017	2016	Dollars	%
Interest income	$41.9	$5.4	$36.5	675.9%

Interest income in the six months ended June 30, 2017 increased versus the six months ended June 30, 2016 resulting from the investment of proceeds received in the Teva Transaction.

Interest Expense

Interest expense consisted of the following components in the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,		Change
($ in millions)	2017	2016	Dollars	%
Fixed Rate Notes	$550.0	571.2	$(21.2)	(3.7)%
Floating Rate Notes	12.1	11.8	0.3	2.5%
Euro Denominated Notes	3.0	-	3.0	n.a.
Term loan indebtedness	-	88.1	(88.1)	(100.0)%
Revolving Credit Facility	-	2.6	(2.6)	(100.0)%
Other	2.0	4.9	(2.9)	(59.2)%
Interest expense	$567.1	$678.6	$(111.5)	(16.4)%

Interest expense in the six months ended June 30, 2017 decreased versus the six months ended June 30, 2016 due to the pay down of term loan indebtedness with use of proceeds received in the Teva Transaction as well as scheduled maturities and early debt extinguishment of senior secured notes.

Other (expense) income, net

Other (expense) income, net consisted of the following components in the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,		Change
($ in millions)	2017	2016	Dollars	%
Net income impact of other-than-temporary loss on investment in Teva securities	$(1,978.0)	$-	$(1,978.0)	n.a.
Debt extinguishment costs as part of the debt tender offer	(161.5)	-	(161.5)	n.a.
Dividend income	68.2	-	68.2	n.a.
Naurex recovery	20.0	-	20.0	n.a.
Pfizer termination fee (Allergan plc only)	-	150.0	(150.0)	(100.0)%
Other income	(5.0)	0.6	(5.6)	(933.3)%
Other (expense) income, net	$(2,056.3)	$150.6	$(2,206.9)	n.a.

Teva Securities

The closing Teva Transaction date opening stock price discounted at a rate of 5.9 percent due to the lack of marketability was used to initially value the shares. At March 31, 2017, the Company determined that the decline in value since August 2, 2016 was other-than-temporary. At March 31, 2017, the Company impaired the value of its investment by $1,978.0 million as a component of other (expense) income. The determination was made based on the amount of time that the stock price had been below acquisition date value, intentions of the potential holding periods of the shares and the materiality of the decline in share price.

Debt Extinguishment

In the six months ended June 30, 2017, the Company repaid $2,843.3 million of senior notes.  As a result of the extinguishment, the Company recognized a loss of $161.5 million, within “Other income/ (expense)” for the early tender payment and non-cash write-off of premiums and debt fees related to the repurchased notes, including $170.5 million of a make-whole premium.

Dividend income

As a result of the Teva Transaction, the Company acquired 100.3 million Teva ordinary shares.  During the six months ended June 30, 2017, the Company received dividend income of $68.2 million.

Naurex Recovery

On August 28, 2015, the Company acquired certain products in early stage development of Naurex, Inc. (“Naurex”) in an all-cash transaction, which was accounted for as an asset acquisition (the “Naurex Transaction”).  The Company received a purchase price reduction of $20.0 million in the six months ended June 30, 2017 based on the settlement of an open contract negotiation.

Pfizer termination fee

In the six months ended June 30, 2016, the Company received a payment of $150.0 million from Pfizer Inc. for reimbursement of expenses associated with the termination of the merger agreement which is reported as other income.

(Benefit) for Income Taxes

	Six Months Ended June 30,		Change
($ in millions)	2017	2016	Dollars	%
(Benefit) for income taxes	$(1,113.3)	$(666.9)	$(446.4)	66.9%
Effective tax rate	25.4%	56.4%

The Company’s effective tax rate for the six months ended June 30, 2017 was 25.4% compared to 56.4% for the six months ended June 30, 2016. The effective tax rate for the six months ended June 30, 2017 was favorably impacted by income earned in jurisdictions with tax rates lower than the Irish statutory rate and U.S. losses tax benefited at rates greater than the Irish statutory rate. This was offset by a pre-tax charge for the impairment of the Company’s investment in Teva Shares of $1,978.0 million and the tax impact of amortization of intangible assets, both at rates less than the Irish statutory rate. Additionally, the tax benefit for the six months ended June 30, 2017 included tax benefits of $288.1 million related to the impairment of certain intangible assets and $69.4 million related to the integration of an acquired business and debt restructuring. During the three months ended June 30, 2017, the Company determined that a temporary difference related to excess tax over book basis in a U.S. subsidiary will reverse in the foreseeable future and recorded a corresponding tax benefit of $179.6 million.

The effective tax rate for the six months ended June 30, 2016 was favorably impacted by income earned in jurisdictions with tax rates lower than the Irish statutory rate and U.S. losses tax benefited at rates greater than the Irish statutory rate. Additionally, the tax benefit for the six months ended June 30, 2016 included an expense of $195.2 million primarily related to a change in a valuation allowance on a portion of U.S. capital loss carryforwards resulting from restructuring associated with the sale of the global generics business, a benefit of $35.7 million related to certain IPR&D impairments and a benefit of $45.2 million for the recognition of previously unrecognized tax benefits.

The effective tax rate for the period ended June 30, 2017 as compared to the period ended June 30, 2016 was unfavorably impacted by the Teva Shares’ impairment charge for which no tax benefit was recorded. This was partially offset by the favorable impact of additional tax benefits related to an investment in a U.S. subsidiary and the impairment of certain intangible assets.

Discontinued Operations

On July 27, 2015, the Company announced that it entered into the Teva Transaction, which closed on August 2, 2016.  On October 3, 2016, the Company completed the divestiture of the Anda Distribution business for $500.0 million.

Financial results of the global generics business and the Anda Distribution business are presented as "(Loss) / Income from discontinued operations, net of tax” on the Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016.  The loss from discontinued operations, net of tax of $8.4 million and $11.5 million, respectively, in the three and six months ended June 30, 2017, primarily related to ongoing matters with respect to the Teva Transaction.

The following table presents key financial results of the businesses included in "(Loss) / Income from discontinued operations" for the three and six months ended June 30, 2016 ($ in millions):

	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2016
Net revenues	$2,095.9	$3,747.8
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	1,281.0	2,267.3
Research and development	120.0	232.3
Selling and marketing	142.5	283.5
General and administrative	167.6	309.1
Amortization	2.4	4.8
Total operating expenses	1,713.5	3,097.0
Operating income	382.4	650.8
Other (expense) income, net	(0.6)	(0.4)
Provision for income taxes	459.1	379.1
Net income from discontinued operations	$(77.3)	$271.3

Liquidity and Capital Resources

Working Capital Position

Working capital at June 30, 2017 and December 31, 2016 is summarized as follows:

	June 30,	December 31,	Increase
($ in millions):	2017	2016	(Decrease)
Current Assets:
Cash and cash equivalents	$886.9	$1,724.0	$(837.1)
Marketable securities	4,939.0	11,501.5	(6,562.5)
Accounts receivable, net	2,795.9	2,531.0	264.9
Inventories	935.9	718.0	217.9
Prepaid expenses and other current assets	875.5	1,383.4	(507.9)
Total current assets	10,433.2	17,857.9	(7,424.7)
Current liabilities:
Accounts payable and accrued expenses	$4,684.6	$5,019.0	$(334.4)
Income taxes payable	158.7	57.8	100.9
Current portion of long-term debt and capital leases	3,795.0	2,797.9	997.1
Total current liabilities	8,638.3	7,874.7	763.6
Working Capital	$1,794.9	$9,983.2	$(8,188.3)
Current Ratio	1.21	2.27

Working capital decreased $8,188.3 million primarily due to the following uses of working capital:

•	The Company acquired LifeCell for $2,874.4 million, net of cash acquired, in the six months ended June 30, 2017, which primarily is reflected in long-term assets and liabilities;
•	The Company acquired Zeltiq for $2,368.7 million, net of cash acquired, in the six months ended June 30, 2017, which primarily is reflected in long-term assets and liabilities;
•

The Company repaid $2,700.0 million of indebtedness which were maturing during 2017 in the six months ended June 30, 2017 and reclassified $3,750.0 million of indebtedness from long-term liabilities to current liabilities;

•	The Company utilized cash and cash equivalents to pay dividends in the six months ended June 30, 2017 of $611.9 million and to purchase intangible assets of $586.3 million; and
•	A decrease in income tax receivables of $514.8 million as the amount prepaid in the year ended December 31, 2016 begins to be realized.

Cash Flows from Operations

Summarized cash flow from operations is as follows:

	Six Months Ended June 30,
($ in millions)	2017	2016
Net cash provided by operating activities	$2,352.6	$2,632.9

Cash flows from operations represent net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities decreased $280.3 million in the six months ended June 30, 2017 versus the prior year period, due primarily to a decrease in net income, adjusted for non-cash activity of $1,259.5 million ($2,133.5 million and $3,393.0 million of net income / (loss), adjusted for non-cash activities in the six months ended June 30, 2017 and 2016, respectively), offset, in part, by a $1,151.3 million decrease in working capital period-over-period associated with estimated income tax payments.  The six months ended June 30, 2016 included the contribution of the former Generics Business and Anda Distribution Business.

Management expects that available cash balances and the remaining 2017 cash flows from operating activities will provide sufficient resources to fund our operating liquidity needs and expected 2017 capital expenditure funding requirements.

Investing Cash Flows

Our cash flows from investing activities are summarized as follows:

	Six Months Ended June 30,
($ in millions)	2017	2016
Net cash provided by / (used in) investing activities	$400.0	$(142.8)

Investing cash flows consist primarily of cash used in acquisitions of businesses and intangible assets (primarily product rights), capital expenditures and purchases of investments and marketable securities partially offset by proceeds from the sale of a business, investments and marketable securities. Included in the six months ended June 30, 2017 the net cash provided by the sale of marketable securities of $6,387.1 million offset, in part, by the cash purchases of LifeCell for $2,874.4 million and Zeltiq of $2,346.7, net of cash acquired, and the purchase of intangible assets of $586.3 million. Included in the six months ended June 30, 2016 was cash used for capital expenditures of $182.8 million, offset, in part, by proceeds of sales investments and other assets and property, plant and equipment.

Financing Cash Flows

Our cash flows from financing activities are summarized as follows:

	Six Months Ended June 30,
($ in millions)	2017	2016
Net cash (used in) financing activities	$(3,601.2)	$(3,098.6)

Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of ordinary shares and proceeds from the exercise of stock options. Cash used in financing activities in the six months ended June 30, 2017 primarily related to the repayment of indebtedness of $5,579.2 million, which included debt repurchased under the tender offer completed on May 30, 2017 and the early redemption of certain debt securities, the payment of dividends of $611.9 million and payments relating to contingent consideration and other financing of $505.1 million, offset, in part by the long-term borrowings of $3,023.0. Cash used in financing activities in the six months ended June 30, 2016 included payments of debt of $3,835.6 million, contingent consideration of $63.8 million and dividends of  $139.2 million, offset by borrowings under the credit facility of $900.0 million.

Debt and Borrowing Capacity

Total debt and capital leases consisted of the following ($ in millions):

	Balance As of		Fair Market Value As of
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Senior Notes:
Floating Rate Notes
$500.0 million floating rate notes due March 12, 2018 *	$500.0	$500.0	$500.4	$502.5
$500.0 million floating rate notes due March 12, 2020 **	500.0	500.0	510.5	509.4
	1,000.0	1,000.0	1,010.9	1,011.9
Fixed Rate Notes
$1,000.0 million 1.850% notes due March 1, 2017	-	1,000.0	-	1,001.1
$500.0 million 1.300% notes due June 15, 2017	-	500.0	-	499.7
$1,200.0 million 1.875% notes due October 1, 2017	-	1,200.0	-	1,202.5
$3,000.0 million 2.350% notes due March 12, 2018	3,000.0	3,000.0	3,012.8	3,018.0
$250.0 million 1.350% notes due March 15, 2018	250.0	250.0	249.1	248.4
$1,050.0 million 4.375% notes due February 1, 2019	350.0	1,050.0	361.0	1,090.0
$500.0 million 2.450% notes due June 15, 2019	500.0	500.0	503.5	501.2
$400.0 million 6.125% notes due August 14, 2019	400.0	400.0	432.5	437.7
$3,500.0 million 3.000% notes due March 12, 2020	3,500.0	3,500.0	3,570.6	3,541.8
$650.0 million 3.375% notes due September 15, 2020	650.0	650.0	669.5	663.6
$750.0 million 4.875% notes due February 15, 2021	450.0	750.0	483.8	803.3
$1,200.0 million 5.000% notes due December 15, 2021	1,200.0	1,200.0	1,309.7	1,297.7
$3,000.0 million 3.450% notes due March 15, 2022	3,000.0	3,000.0	3,090.5	3,030.7
$1,700.0 million 3.250% notes due October 1, 2022	1,700.0	1,700.0	1,736.4	1,693.1
$350.0 million 2.800% notes due March 15, 2023	350.0	350.0	346.5	335.6
$1,200.0 million 3.850% notes due June 15, 2024	1,200.0	1,200.0	1,255.3	1,211.7
$4,000.0 million 3.800% notes due March 15, 2025	4,000.0	4,000.0	4,143.3	3,995.6
$2,500.0 million 4.550% notes due March 15, 2035	2,500.0	2,500.0	2,664.9	2,458.5
$1,000.0 million 4.625% notes due October 1, 2042	456.7	1,000.0	481.7	967.6
$1,500.0 million 4.850% notes due June 15, 2044	1,500.0	1,500.0	1,640.9	1,496.4
$2,500.0 million 4.750% notes due March 15, 2045	1,200.0	2,500.0	1,303.3	2,466.9
	26,206.7	31,750.0	27,255.3	31,961.1

Euro Denominated Notes
€750.0 million 0.500% notes due June 1, 2021	858.1	-	856.4	-
€700.0 million 1.250% notes due June 1, 2024	800.9	-	797.2	-
€550.0 million 2.125% notes due June 1, 2029	629.3	-	628.8	-
€700.0 million floating rate notes due June 1, 2019 ***	800.9	-	801.4	-
	3,089.2	-	3,083.8	-
Total Senior Notes Gross	30,295.9	32,750.0	31,350.0	32,973.0
Unamortized premium	111.7	171.2	-	-
Unamortized discount	(87.6)	(95.8)	-	-
Total Senior Notes Net	30,320.0	32,825.4	31,350.0	32,973.0
Other Indebtedness
Debt Issuance Costs	(133.0)	(144.6)
Other	48.7	85.5
Total Other Borrowings	(84.3)	(59.1)
Capital Leases	2.6	2.4
Total Indebtedness	$30,238.3	$32,768.7

*	Interest on the 2018 floating rate note is three month USD LIBOR plus 1.080% per annum
**	Interest on the 2020 floating rate note is three month USD LIBOR plus 1.255% per annum
***	Interest on the €700.0 million floating rate notes is the three month EURIBOR plus 0.350% per annum

Fair market value in the table above is determined in accordance with ASC Topic 820 “Fair Value Measurement” (“ASC 820”) under Level 2 based upon quoted prices for similar items in active markets.

The Company has issued fixed rate notes over multiple issuances for various business needs. Interest on the various U.S. dollar denominated fixed rate and floating notes is generally payable semi-annually and quarterly, respectively with various payment dates. Interest on the various Euro denominated fixed rate and floating rate notes is generally payable annually and quarterly, respectively, with various payment dates.

Senior Notes

Euro Denominated Notes

On May 26, 2017, Allergan Funding SCS, a limited partnership (société en commandite simple) organized under the laws of the Grand Duchy of Luxembourg and an indirect wholly-owned subsidiary of Allergan plc, issued a €700.0 million floating rate notes due 2019 (the “2019 Floating Rate Notes”), €700.0 million 0.500% notes due 2021 (the “0.500% 2021 Notes”), €750.0 million 1.250% notes due 2024 (the “1.250% 2024 Notes”), and €550.0 million 2.125% notes due 2029 (the “2.125% 2029 Notes”), collectively the “Euro Denominated Notes”. The notes are fully and unconditionally guaranteed by Allergan Funding SCS’s indirect parents, Warner Chilcott Limited and Allergan Capital S.a.r.l. (“Allergan Capital”), and by Allergan Finance, LLC, a subsidiary of Allergan Capital, on an unsecured and unsubordinated basis.

Interest on the 2019 Floating Rate Notes is payable quarterly on March 1, June 1, September 1 and December 1 of each year, and will begin on September 1, 2017.  Interest on the 0.500% 2021 Notes, the 1.250% 2024 Notes, and the 2.125% 2029 Notes is payable annually on June 1 of each year and will begin on June 1, 2018.

These notes were issued to fund, in part, the payment of the tender offers described below.

Repayments

Tender Offer

On May 30, 2017, the Company’s wholly owned subsidiaries Allergan Funding SCS, Allergan Finance LLC, Forest Laboratories, LLC and Allergan, Inc., each as co-offeror with Warner Chilcott Limited, completed the repurchase of certain debt securities issued by the entities for cash under a previously announced tender offer.  As a result of the offering, the Company repurchased $300.0 million of the $750.0 million 4.875% notes due February 15, 2021, $543.3 million of the $1,000.0 million 4.625% notes due October 1, 2042, $700.0 million of the $1,050.0 million 4.375% notes due February 1, 2019, and $1,300.0 million of the $2,500.0 million 4.750% notes due March 15, 2045.  The Company paid a total of $3,013.8 million, which included an early tender payment, to repurchase the notes of $170.5 million in cash.  The Company recognized a net expense of $161.5 million within “Other income/ (expense)” for the early tender payment and non-cash write-off of premiums and debt fees related to the repurchased notes.

Other Activity

The $800.0 million 5.750% fixed rate notes due April 1, 2016 were paid in full at maturity.

The $500.0 million floating rate notes due September 1, 2016 were paid in full at maturity and bore interest at the three-month LIBOR plus 0.875%.

The $1,000.0 million 1.850% senior notes due March 1, 2017 were paid in full at maturity.

The $500.0 million 1.300% senior notes due June 15, 2017 were redeemed and paid in full on April 21, 2017.

The $1,200.0 million 1.875% senior notes due October 1, 2017 were redeemed and paid in full on June 29, 2017.

Credit Facility Indebtedness

On August 2, 2016, the Company repaid the remaining balances of all outstanding term-loan indebtedness and terminated its then existing revolving credit facility with proceeds from the Teva Transaction.  The interest expense on the then outstanding indebtedness in the six months ended June 30, 2016 was $90.7 million.

Revolving Credit Facility

On June 14, 2017, Allergan plc and certain of its subsidiaries entered into a revolving credit and guaranty agreement (the “Revolver Agreement”) among Allergan Capital, as borrower, Allergan plc, as Ultimate Parent, Warner Chilcott Limited, as Intermediate Parent and Subsidiary Guarantor, Allergan Finance LLC., Allergan Funding SCS, as Subsidiary Guarantors, the lenders from time to time party thereto (the “Revolving Lenders”), J.P. Morgan Chase Bank as Administrative Agent, J.P. Morgan Europe Limited, as London Agent, and the other financial institutions party thereto. Under the Revolver Agreement, the Revolving Lenders have committed to provide an unsecured five-year revolving credit facility in an aggregate principal amount of up to $1.5 billion with the ability to increase the revolving credit facility by $500.0 million to an aggregate principal amount of up to $2.0 billion.

The Revolver Agreement provides that loans thereunder would bear interest, at our choice, of a per annum rate equal to either (a) a base rate, plus an applicable margin per annum varying from 0.00% per annum to 1.00% per annum depending on the Debt Rating or (b) a Eurodollar rate, plus an applicable margin varying from 0.875% per annum to 2.00% per annum depending on the Debt Rating. Additionally, to maintain availability of funds, the Company pays an unused commitment fee, which according to the pricing grid is set at 0.070% to 0.250% per annum, depending on the Debt Rating, of the unused portion of the revolver.

The obligations under the Revolver Agreement were guaranteed by Warner Chilcott Limited, Allergan Finance LLC and Allergan Funding SCS.

The Revolver Agreement contains customary affirmative covenants for facilities of this type, including, among others, covenants pertaining to the delivery of financial statements, notices of default, maintenance of corporate existence and rights and compliance with laws, as well as customary negative covenants for facilities of this type, including, among others, limitations secured indebtedness, non-guarantor subsidiary indebtedness, mergers and certain other fundamental changes and passive holding company status.  The Revolver Agreement also contains a financial covenant requiring maintenance of a maximum consolidated leverage ratio.

In addition, the Revolver Agreement also contains customary events of default (with customary grace periods and materiality thresholds) and if and for so long as an event of default has occurred and is continuing, any amounts outstanding under the Revolver Agreement will accrue interest at an increased rate, the Revolving Lenders can terminate their commitments thereunder and payments of any outstanding amounts could be accelerated by the Revolving Lenders.

The Company was subject to, and as of June 30, 2017 was in compliance with all, financial and operational covenants under the terms of the Revolver Agreement. At June 30, 2017, there were no outstanding borrowings or letter of credits outstanding under the Revolver Agreement.

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

Investment Risk

As of June 30, 2017 our total investments in marketable and equity securities of other companies, including equity method investments, but excluding securities considered cash and cash equivalents were $5,031.0 million (included in marketable securities and investments and other assets). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.

As of June 30, 2017, the Company owns 100.3 million Teva ordinary shares, which are subject to changes in value based on the price of Teva shares.  The Company was subject to lock-up restrictions with the investment in Teva which lapsed on August 3, 2017, and as such, was also subject to liquidity risk.

We regularly review the carrying value of our investments and identify and recognize losses, for income statement purposes, when events and circumstances indicate that any declines in the fair values of such investments below our accounting basis are other-

than-temporary, including the other-than-temporary impairment of Teva securities in the six months ended June 30, 2017 of $1,978.0 million.

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

Floating Rate Debt

At June 30, 2017, borrowings outstanding under the floating rate notes were $1,800.9 million. Assuming a one percent increase in the applicable interest rate on the Company’s floating rates notes, annual interest expense would increase by approximately $18.0 million over the next twelve months.

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

As required by SEC Rule 13a-15(b), Allergan plc carried out an evaluation, under the supervision and with the participation of Allergan plc’s management, including Allergan’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Allergan plc s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation and because of the material weakness described below Allergan plc’s Principal Executive Officer and Principal Financial Officer concluded that Allergan plc’s disclosure controls and procedures were not effective as of June 30, 2017.

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

As required by SEC Rule 13a-15(b), Warner Chilcott Limited carried out an evaluation, under the supervision and with the participation of Warner Chilcott Limited’s management, including Warner Chilcott Limited’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Warner Chilcott Limited’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation and because of the material weakness described below Warner Chilcott Limited’s Principal Executive Officer and Principal Financial Officer concluded that Warner Chilcott Limited’s disclosure controls and procedures were not effective as of June 30, 2017.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, during the fiscal quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, Allergan plc and Warner Chilcott Limited’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to “PART I, ITEM 3. LEGAL PROCEEDINGS,” of our Annual Report on Form 10-K for the year ended December 31, 2016 and “Legal Matters” in “NOTE 20 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Quarterly Report.

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes in the Company’s risk factors from those disclosed in the Company’s Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities; Uses of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2017, we repurchased 27,940 of our ordinary shares to satisfy tax withholding obligations in connection with the vesting of restricted shares issued to employees.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program ($ in millions)
April 1 - 30, 2017	1,502	$238.87	-	-
May 1 - 31, 2017	24,904	$240.52	-	-
June 1 - 30, 2017	1,084	$238.83	-	-
April 1 – June 30, 2017	27,490	$240.36	-	-

In the year ended December 31, 2016, the Company entered into a $10.0 billion accelerated share repurchase program.  As part of this program, the Company received and cancelled outstanding shares of 2,164,469 as partial settlement of the program in the three months ended June 30, 2017.

ITEM 6.	EXHIBITS

Reference is hereby made to the Exhibit Index on page 116.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2017.

ALLERGAN PLC WARNER CHILCOTT LIMITED

By:	/s/ Maria Teresa Hilado
Name:	Maria Teresa Hilado
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ James C. D’Arecca
Name:	James C. D’Arecca
Title:	Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

4.1

Third Supplemental Indenture dated May 26, 2017, among Allergan Funding SCS and Warner Chilcott Limited, Allergan Capital S.à r.l. and Allergan Finance, LLC, as guarantors, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Allergan plc’s Current Report on Form 8-K filed with the SEC on May 26, 2017).

10.1#*	Allergan plc 2017 Executive Severance Plan.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. of the Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Scheme Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Label Definition Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Exchange Act.