Form 10-Q
period 2017-09-30
Allergan plc; Warner Chilcott Ltd
filed 2017-11-02
CIK 1578845, 1620602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Number of shares of Allergan plc’s Ordinary Shares outstanding on October 27, 2017: 332,583,097. There is no trading market for securities of Warner Chilcott Limited, all of which are indirectly wholly owned by Allergan plc.

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

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

		PAGE
PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (unaudited)	3
	Consolidated Balance Sheets of Allergan plc as of September 30, 2017 and December 31, 2016	3
	Consolidated Statements of Operations of Allergan plc for the three and nine months ended September 30, 2017 and September 30, 2016	4
	Consolidated Statements of Comprehensive (Loss) / Income of Allergan plc for the three and nine months ended September 30, 2017 and September 30, 2016	5
	Consolidated Statements of Cash Flows of Allergan plc for the nine months ended September 30, 2017 and 2016	6
	Consolidated Balance Sheets of Warner Chilcott Limited as of September 30, 2017 and December 31, 2016	7
	Consolidated Statements of Operations of Warner Chilcott Limited for the three and nine months ended September 30, 2017 and September 30, 2016	8
	Consolidated Statements of Comprehensive (Loss) / Income of Warner Chilcott Limited for the three and nine months ended September 30, 2017 and September 30, 2016	9
	Consolidated Statements of Cash Flows of Warner Chilcott Limited for the nine months ended September 30, 2017 and 2016	10
	Notes to Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	80
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	119
Item 4.	Controls and Procedures	121
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	122
Item 1A.	Risk Factors	122
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	122
Item 6.	Exhibits	122
	Signatures	124

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

ALLERGAN PLC

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except par value)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$1,612.7	$1,724.0
Marketable securities	3,829.1	11,501.5
Accounts receivable, net	2,808.6	2,531.0
Inventories	899.8	718.0
Prepaid expenses and other current assets	962.6	1,383.4
Total current assets	10,112.8	17,857.9
Property, plant and equipment, net	1,802.2	1,611.3
Investments and other assets	269.9	282.1
Non current assets held for sale	11.1	27.0
Deferred tax assets	327.0	233.3
Product rights and other intangibles	56,698.9	62,618.6
Goodwill	49,770.9	46,356.1
Total assets	$118,992.8	$128,986.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,541.7	$5,019.0
Income taxes payable	221.1	57.8
Current portion of long-term debt and capital leases	3,797.0	2,797.9
Total current liabilities	8,559.8	7,874.7
Long-term debt and capital leases	26,539.1	29,970.8
Other long-term liabilities	1,007.0	1,085.0
Other taxes payable	911.4	886.2
Deferred tax liabilities	10,802.0	12,969.1
Total liabilities	47,819.3	52,785.8
Commitments and contingencies (Refer to Note 20)
Equity:
Preferred shares, $0.0001 par value per share, 5.1 million shares authorized, 5.1 million and 5.1 million shares issued and outstanding, respectively	$4,929.7	$4,929.7
Ordinary shares; $0.0001 par value per share; 1,000.0 million shares authorized, 332.6 million and 334.9 million shares issued and outstanding, respectively	-	-
Additional paid-in capital	54,381.3	53,958.9
Retained earnings	10,137.2	18,342.5
Accumulated other comprehensive income / (loss)	1,711.2	(1,038.4)
Total shareholders’ equity	71,159.4	76,192.7
Noncontrolling interest	14.1	7.8
Total equity	71,173.5	76,200.5
Total liabilities and equity	$118,992.8	$128,986.3

See accompanying Notes to Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues	$4,034.3	$3,622.2	$11,614.6	$10,706.3
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	586.5	462.2	1,587.1	1,381.1
Research and development	442.6	622.8	1,691.9	1,662.4
Selling and marketing	832.8	796.0	2,637.1	2,429.6
General and administrative	336.9	361.2	1,112.8	1,033.9
Amortization	1,781.0	1,609.1	5,274.9	4,831.9
In-process research and development impairments	202.0	42.0	1,245.3	316.9
Asset sales and impairments, net	3,874.8	(4.7)	3,896.2	(24.0)
Total operating expenses	8,056.6	3,888.6	17,445.3	11,631.8
Operating (loss)	(4,022.3)	(266.4)	(5,830.7)	(925.5)

Interest income	11.1	18.1	53.0	23.5
Interest (expense)	(265.2)	(324.3)	(832.3)	(1,002.9)
Other (expense) income, net	(1,310.3)	33.6	(3,366.6)	184.2
Total other (expense), net	(1,564.4)	(272.6)	(4,145.9)	(795.2)
(Loss) before income taxes and noncontrolling interest	(5,586.7)	(539.0)	(9,976.6)	(1,720.7)
(Benefit) for income taxes	(1,638.8)	(158.9)	(2,752.1)	(825.8)
Net (loss) from continuing operations, net of tax	(3,947.9)	(380.1)	(7,224.5)	(894.9)
(Loss) / income from discontinued operations, net of tax	(6.1)	15,601.9	(17.6)	15,873.2
Net (loss) / income	(3,954.0)	15,221.8	(7,242.1)	14,978.3
(Income) attributable to noncontrolling interest	(1.7)	(1.8)	(4.7)	(4.3)
Net (loss) / income attributable to shareholders	(3,955.7)	15,220.0	(7,246.8)	14,974.0
Dividends on preferred shares	69.6	69.6	208.8	208.8
Net (loss) /income attributable to ordinary shareholders	$(4,025.3)	$15,150.4	$(7,455.6)	$14,765.2

(Loss) / income per share attributable to ordinary shareholders - basic:
Continuing operations	$(12.05)	$(1.15)	$(22.23)	$(2.81)
Discontinued operations	(0.02)	39.73	(0.05)	40.25
Net (loss) / income per share - basic	$(12.07)	$38.58	$(22.28)	$37.44
(Loss) / income per share attributable to ordinary shareholders - diluted:
Continuing operations	$(12.05)	$(1.15)	$(22.23)	$(2.81)
Discontinued operations	(0.02)	39.73	(0.05)	40.25
Net (loss) /income per share - diluted	$(12.07)	$38.58	$(22.28)	$37.44

Dividends per ordinary share	$0.70	$-	$2.10	$-

Weighted average shares outstanding:
Basic	333.5	392.7	334.6	394.4
Diluted	333.5	392.7	334.6	394.4

See accompanying Notes to Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME

(Unaudited; in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net (loss) / income	$(3,954.0)	$15,221.8	$(7,242.1)	$14,978.3
Other comprehensive income
Foreign currency translation gains / (losses)	280.8	(19.1)	1,141.2	173.8
Net impact of other-than-temporary loss on investment in Teva securities	(207.7)	-	1,599.4	-
Impact of Teva Transaction	-	1,544.8	-	1,544.8
Unrealized gains / (losses), net of tax	13.1	(609.3)	9.0	(625.2)
Total other comprehensive income, net of tax	86.2	916.4	2,749.6	1,093.4
Comprehensive (loss) / income	(3,867.8)	16,138.2	(4,492.5)	16,071.7
Comprehensive (income) attributable to noncontrolling interest	(1.7)	(1.8)	(4.7)	(4.3)
Comprehensive (loss) / income attributable to ordinary shareholders	$(3,869.5)	$16,136.4	$(4,497.2)	$16,067.4

See accompanying Notes to Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities:
Net (loss) / income	$(7,242.1)	$14,978.3
Reconciliation to net cash provided by operating activities:
Depreciation	123.2	117.6
Amortization	5,274.9	4,836.7
Provision for inventory reserve	77.3	162.7
Share-based compensation	220.8	269.9
Deferred income tax benefit	(3,205.3)	(517.1)
Pre-tax gain on sale of generics business	-	(24,203.1)
Non-cash tax effect of gain on sale of generics business	-	5,749.9
In-process research and development impairments	1,245.3	316.9
Loss / (gain) on asset sales and impairments, net	3,896.2	(24.0)
Net income impact of other-than-temporary loss on investment in Teva securities	3,273.5	-
Amortization of inventory step-up	126.2	42.4
Non-cash extinguishment of debt	(8.2)	-
Amortization of deferred financing costs	19.6	44.6
Contingent consideration adjustments, including accretion	(51.6)	76.7
Other, net	(18.2)	(16.0)
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	(138.5)	(40.4)
Decrease / (increase) in inventories	(107.7)	(221.6)
Decrease / (increase) in prepaid expenses and other current assets	45.8	158.9
Increase / (decrease) in accounts payable and accrued expenses	(356.3)	331.9
Increase / (decrease) in income and other taxes payable	646.1	(131.6)
Increase / (decrease) in other assets and liabilities	4.0	(397.5)
Net cash provided by operating activities	3,825.0	1,535.2
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(234.0)	(250.5)
Additions to product rights and other intangibles	(604.3)	-
Sale of generics business	-	33,304.5
Additions to investments	(8,433.8)	(15,445.5)
Proceeds from sale of investments and other assets	14,474.4	40.0
Proceeds from sales of property, plant and equipment	5.8	33.3
Acquisitions of businesses, net of cash acquired	(5,290.4)	(74.5)
Net cash (used in) / provided by investing activities	(82.3)	17,607.3
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness, including credit facility	3,025.0	1,050.0
Debt issuance and other financing costs	(17.5)	-
Payments on debt, including capital lease obligations and credit facility	(5,579.2)	(10,831.0)
Proceeds from stock plans	167.2	138.0
Payments of contingent consideration and other financing	(515.2)	(77.7)
Repurchase of ordinary shares	(36.4)	(2,758.6)
Dividends paid	(917.0)	(208.8)
Net cash (used in) financing activities	(3,873.1)	(12,688.1)
Effect of currency exchange rate changes on cash and cash equivalents	19.1	4.3
Net (decrease) / increase in cash and cash equivalents	(111.3)	6,458.7
Cash and cash equivalents at beginning of period	1,724.0	1,096.0
Cash and cash equivalents at end of period	$1,612.7	$7,554.7
Supplemental Disclosures of Cash Flow Information
Taxes paid in connection with the sale of the generics business	$-	$2,571.7
Other income taxes paid, net of refunds	$(173.6)	$339.0
Cash payments of interest	$988.8	$1,144.5
Schedule of Non-Cash Investing and Financing Activities:
Non-cash equity issuance for the acquisition of Zeltiq net assets	$8.5	$-
Deferred consideration for the acquisition of Zeltiq	$13.5	$-
Receipt of Teva Pharmaceuticals Industries Ltd. ordinary shares in connection with the sale of the generics business	$-	$5,038.6
Dividends accrued	$24.6	$24.2

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$1,608.5	$1,713.2
Marketable securities	3,829.1	11,501.5
Accounts receivable, net	2,808.6	2,531.0
Receivables from Parents	5,308.9	9,289.2
Inventories	899.8	718.0
Prepaid expenses and other current assets	961.0	1,382.1
Total current assets	15,415.9	27,135.0
Property, plant and equipment, net	1,802.2	1,611.3
Investments and other assets	269.9	282.1
Non current receivables from Parents	3,964.0	3,964.0
Non current assets held for sale	11.1	27.0
Deferred tax assets	326.9	233.3
Product rights and other intangibles	56,698.9	62,618.6
Goodwill	49,770.9	46,356.1
Total assets	$128,259.8	$142,227.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,516.1	$4,993.3
Payables to Parents	1,816.5	1,372.8
Income taxes payable	221.1	57.8
Current portion of long-term debt and capital leases	3,797.0	2,797.9
Total current liabilities	10,350.7	9,221.8
Long-term debt and capital leases	26,539.1	29,970.8
Other long-term liabilities	1,007.0	1,086.0
Other taxes payable	911.4	886.2
Deferred tax liabilities	10,802.0	12,969.1
Total liabilities	49,610.2	54,133.9
Commitments and contingencies
Equity:
Members' capital	72,935.1	72,935.1
Retained earnings	3,989.2	16,189.0
Accumulated other comprehensive income / (loss)	1,711.2	(1,038.4)
Total members’ equity	78,635.5	88,085.7
Noncontrolling interest	14.1	7.8
Total equity	78,649.6	88,093.5
Total liabilities and equity	$128,259.8	$142,227.4

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues	$4,034.3	$3,622.2	$11,614.6	$10,706.3
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	586.5	462.2	1,587.1	1,381.1
Research and development	442.6	622.8	1,691.9	1,662.4
Selling and marketing	832.8	796.0	2,637.1	2,429.6
General and administrative	277.2	312.2	1,039.2	966.2
Amortization	1,781.0	1,609.1	5,274.9	4,831.9
In-process research and development impairments	202.0	42.0	1,245.3	316.9
Asset sales and impairments, net	3,874.8	(4.7)	3,896.2	(24.0)
Total operating expenses	7,996.9	3,839.6	17,371.7	11,564.1
Operating (loss)	(3,962.6)	(217.4)	(5,757.1)	(857.8)
Non-operating income (expense):
Interest income	37.9	18.1	126.5	23.5
Interest (expense)	(265.2)	(324.3)	(832.3)	(1,002.9)
Other (expense) / income, net	(1,310.3)	33.6	(3,366.6)	34.2
Total other (expense), net	(1,537.6)	(272.6)	(4,072.4)	(945.2)
(Loss) before income taxes and noncontrolling interest	(5,500.2)	(490.0)	(9,829.5)	(1,803.0)
(Benefit) for income taxes	(1,638.8)	(158.9)	(2,752.1)	(825.8)
Net (loss) from continuing operations, net of tax	(3,861.4)	(331.1)	(7,077.4)	(977.2)
(Loss) / income from discontinued operations, net of tax	(6.1)	15,601.9	(17.6)	15,873.2
Net (loss) / income	(3,867.5)	15,270.8	(7,095.0)	14,896.0
(Income) attributable to noncontrolling interest	(1.7)	(1.8)	(4.7)	(4.3)
Net (loss) / income attributable to members	$(3,869.2)	$15,269.0	$(7,099.7)	$14,891.7

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME

(Unaudited; in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net (loss) / income	$(3,867.5)	$15,270.8	$(7,095.0)	$14,896.0
Other comprehensive income
Foreign currency translation gains / (losses)	280.8	(19.1)	1,141.2	173.8
Net impact of other-than-temporary loss on investment in Teva securities	(207.7)	-	1,599.4	-
Impact of Teva Transaction	-	1,544.8	-	1,544.8
Unrealized gains / (losses), net of tax	13.1	(609.3)	9.0	(625.2)
Total other comprehensive income, net of tax	86.2	916.4	2,749.6	1,093.4
Comprehensive (loss) / income	(3,781.3)	16,187.2	(4,345.4)	15,989.4
Comprehensive (income) attributable to noncontrolling interest	(1.7)	(1.8)	(4.7)	(4.3)
Comprehensive (loss) / income attributable to ordinary shareholders	$(3,783.0)	$16,185.4	$(4,350.1)	$15,985.1

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities:
Net (loss) / income	$(7,095.0)	$14,896.0
Reconciliation to net cash provided by operating activities:
Depreciation	123.2	117.6
Amortization	5,274.9	4,836.7
Provision for inventory reserve	77.3	162.7
Share-based compensation	220.8	269.9
Deferred income tax benefit	(3,205.3)	(517.1)
Pre-tax gain on sale of generics business	-	(24,203.1)
Non-cash tax effect of gain on sale of generics business	-	5,749.9
In-process research and development impairments	1,245.3	316.9
Loss / (gain) on asset sales and impairments, net	3,896.2	(24.0)
Net income impact of other-than-temporary loss on investment in Teva securities	3,273.5	-
Amortization of inventory step up	126.2	42.4
Non-cash extinguishment of debt	(8.2)	-
Amortization of deferred financing costs	19.6	44.6
Contingent consideration adjustments, including accretion	(51.6)	76.7
Other, net	(18.2)	(16.0)
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	(138.5)	(40.4)
Decrease / (increase) in inventories	(107.7)	(221.6)
Decrease / (increase) in prepaid expenses and other current assets	47.4	156.8
Increase / (decrease) in accounts payable and accrued expenses	(330.7)	361.5
Increase / (decrease) in income and other taxes payable	646.1	(131.6)
Increase / (decrease) in other assets and liabilities, including receivable / payable with Parents	(32.9)	(1,899.4)
Net cash provided by / (used in) operating activities	3,962.4	(21.5)
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(234.0)	(250.5)
Additions to product rights and other intangibles	(604.3)	-
Sale of generics business	-	33,304.5
Additions to investments	(8,433.8)	(15,445.5)
Proceeds from the sale of investments and other assets	14,474.4	40.0
Proceeds from sales of property, plant and equipment	5.8	33.3
Acquisitions of businesses, net of cash acquired	(5,290.4)	(74.5)
Net cash (used in) / provided by investing activities	(82.3)	17,607.3
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness, including credit facility	3,025.0	1,050.0
Debt issuance and other financing costs	(17.5)	-
Payments on debt, including capital lease obligations and credit facility	(5,579.2)	(10,831.0)
Payments of contingent consideration and other financing	(515.2)	(77.7)
Dividend to Parent	(917.0)	(1,244.8)
Net cash (used in) financing activities	(4,003.9)	(11,103.5)
Effect of currency exchange rate changes on cash and cash equivalents	19.1	4.3
Net (decrease) / increase in cash and cash equivalents	(104.7)	6,486.6
Cash and cash equivalents at beginning of period	1,713.2	1,036.2
Cash and cash equivalents at end of period	$1,608.5	$7,522.8
Schedule of Non-Cash Investing and Financing Activities:
Non-cash dividends to Parent	$4,203.9	$-

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

On August 2, 2016 we completed the divestiture of our global generics business and certain other assets to Teva Pharmaceutical Industries Ltd. (“Teva”) (the “Teva Transaction”) in exchange for which we received $33.3 billion in cash, net of cash acquired by Teva, which includes estimated working capital and other contractual adjustments, and 100.3 million unregistered Teva ordinary shares (or American Depository Shares with respect thereto), which at the time of the closing approximated $5.0 billion in value using the closing date Teva opening stock price discounted at a rate of 5.9 percent due to the lack of marketability (“Teva Shares”).

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

The Company recognized a combined gain on the sale of the Anda Distribution business and the Teva Transaction of $15,932.2 million in the year ended December 31, 2016, as well as deferred liabilities relating to other elements of our arrangements with Teva of $299.2 million.  In the three and nine months ended September 30, 2016, the Company recognized a gain on the sale of the generics business of $15,881.5 million.

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

NOTE 2 – Reconciliation of Warner Chilcott Limited results to Allergan plc results

Warner Chilcott Limited is an indirect wholly-owned subsidiary of Allergan plc, the ultimate parent of the group, (together with other Warner Chilcott Limited parents, the “Parents”). The results of Warner Chilcott Limited are consolidated into the results of Allergan plc. Due to the deminimis activity between Warner Chilcott Limited and the Parents (including Allergan plc), content throughout this filing relates to both Allergan plc and Warner Chilcott Limited. Warner Chilcott Limited representations relate only to itself and not to any other company.  Except where otherwise indicated, and excluding certain insignificant cash and non-cash transactions at the Allergan plc level, these notes relate to the consolidated financial statements for both separate registrants, Allergan plc and Warner Chilcott Limited. In addition to certain inter-company payable and receivable amounts between the entities, the following is a reconciliation of the financial position and results of operations of Warner Chilcott Limited to Allergan plc ($ in millions):

	As of September 30, 2017			As of December 31, 2016
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
Cash and cash equivalents	$1,612.7	$1,608.5	$4.2	$1,724.0	$1,713.2	$10.8
Prepaid expenses and other current assets	962.6	961.0	1.6	1,383.4	1,382.1	1.3
Accounts payable and accrued liabilities	4,541.7	4,516.1	25.6	5,019.0	4,993.3	25.7
Other long-term liabilities	1,007.0	1,007.0	-	1,085.0	1,086.0	(1.0)

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
General and administrative expenses	$336.9	$277.2	$59.7	$1,112.8	$1,039.2	$73.6
Operating (loss)	(4,022.3)	(3,962.6)	(59.7)	(5,830.7)	(5,757.1)	(73.6)
Total other (expense), net	(1,564.4)	(1,537.6)	(26.8)	(4,145.9)	(4,072.4)	(73.5)
(Loss) before income taxes and noncontrolling interest	(5,586.7)	(5,500.2)	(86.5)	(9,976.6)	(9,829.5)	(147.1)
Net (loss) from continuing operations, net of tax	(3,947.9)	(3,861.4)	(86.5)	(7,224.5)	(7,077.4)	(147.1)
Net (loss)	(3,954.0)	(3,867.5)	(86.5)	(7,242.1)	(7,095.0)	(147.1)
Dividends on preferred shares	69.6	-	69.6	208.8	-	208.8
Net (loss) attributable to ordinary shareholders/members	(4,025.3)	(3,869.2)	(156.1)	(7,455.6)	(7,099.7)	(355.9)

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
General and administrative expenses	$361.2	$312.2	$49.0	$1,033.9	$966.2	$67.7
Operating (loss)	(266.4)	(217.4)	(49.0)	(925.5)	(857.8)	(67.7)
Total other (expense), net	(272.6)	(272.6)	-	(795.2)	(945.2)	150.0
(Loss) before income taxes and noncontrolling interest	(539.0)	(490.0)	(49.0)	(1,720.7)	(1,803.0)	82.3
Net (loss) from continuing operations, net of tax	(380.1)	(331.1)	(49.0)	(894.9)	(977.2)	82.3
Net income	15,221.8	15,270.8	(49.0)	14,978.3	14,896.0	82.3
Dividends on preferred shares	69.6	-	69.6	208.8	-	208.8
Net income attributable to ordinary shareholders/members	15,150.4	15,269.0	(118.6)	14,765.2	14,891.7	(126.5)

The difference between general and administrative expenses in the three and nine months ended September 30, 2017 and 2016 were due to corporate related expenses incurred at Allergan plc as well as transaction costs.  The difference in other (expense), net in the nine months ended September 30, 2016 related to the payment received by Allergan plc relating to the reimbursement of expenses associated with the termination of the merger agreement with Pfizer, Inc. Movements in equity are due to historical differences in the results of operations of the companies and differences in equity awards.

As of September 30, 2017 and December 31, 2016, Warner Chilcott Limited had $5.3 billion and $9.3 billion in Receivables from Parents, respectively. As of September 30, 2017 and December 31, 2016, Warner Chilcott Limited had $4.0 billion and $4.0 billion in Non-current Receivables from the Parents, respectively.  These receivables related to intercompany loans between Allergan plc and each of Allergan Capital S.à.r.l. (formerly known as Actavis Capital S.à.r.l.) and Forest Finance B.V., subsidiaries of Warner Chilcott Limited.  These loans are interest-bearing loans with varying term dates. Total interest income recognized during the three and nine months ended September 30, 2017 was $26.8 million and $73.5 million, respectively.

NOTE 3 — Summary of Significant Accounting Policies

The following are interim updates to certain of the policies described in “Note 4” of the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2016 included in the Annual Report.

Reclassifications

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. As a result of implementation of this guidance, effective January 1, 2017, the Company reduced previously reported Retained Earnings by $62.4 million and increased previously reported Additional-Paid-In-Capital by $62.4 million. In addition, the Company decreased its net Deferred Tax Liabilities and increased Retained Earnings by $20.8 million for the tax impact of this change. The Company also revised its presentation of previously reported cash flows by eliminating the presentation of “Excess tax benefit from stock-based compensation” which raised operating cash flows and reduced financing cash flows for the nine months ended September 30, 2016 by $26.6 million.

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

Royalty and commission revenue is recognized as a component of net revenues in accordance with the terms of the applicable contractual agreements when collectability is reasonably assured and when revenue can be reasonably measured.

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

Accounts receivable balances in the Company’s consolidated financial statements are presented net of SRA estimates. SRA balances in accounts receivable were $204.9 million and $287.4 million at September 30, 2017 and December 31, 2016, respectively. SRA balances within accounts payable and accrued expenses were $1,985.4 million and $1,891.4 million at September 30, 2017 and December 31, 2016, respectively. The movements in the SRA reserve balances in the nine months ended September 30, 2017 are as follows ($ in millions):

Balance as of December 31, 2016	$2,178.8
Provision to reduce gross product sales to net product sales	5,914.5
Acquired balances in the LifeCell and Zeltiq acquisitions	41.3
Payments and other	(5,944.3)
Balance as of September 30, 2017	$2,190.3

The SRA provisions recorded to reduce gross product sales to net product sales, excluding discontinued operations, were as follows ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gross product sales	$5,994.9	$5,332.9	$17,265.7	$15,727.7
Provisions to reduce gross product sales to net product sales	(2,044.6)	(1,757.3)	(5,914.5)	(5,153.0)
Net product sales	$3,950.3	$3,575.6	$11,351.2	$10,574.7
Percentage of SRA provisions to gross sales	34.1%	33.0%	34.3%	32.8%

The increase in SRA provisions to reduce gross product sales to net product sales was attributable primarily to the US business with higher rebates to maintain broad coverage for key brands, an increase in coupon/co-pay program participation and an annual price increase which drove increases in statutory Medicaid and chargeback related discounts.

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

Goodwill is considered impaired if the carrying amount of the net assets exceeds the fair value of the reporting unit. Impairment, if any, would be recorded in operating income and this could result in a material impact to net income / (loss) and income / (loss) per share.

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

As part of the annual IPR&D impairment test performed by the Company during 2017, the following impairments were recorded:

•	The Company impaired a CNS IPR&D project obtained as part of the Allergan acquisition by $486.0 million related to an anticipated approval delay due to certain product specifications;
•	The Company impaired a women’s healthcare IPR&D project by $91.3 million based on the Company’s intention to divest the non-strategic asset;
•

The Company impaired an IPR&D eye care project obtained as part of the Allergan acquisition by $44.0 million as a result of a decrease in projected cash flows due to a decline in market demand assumptions;

•

The Company impaired an IPR&D asset acquired as part of the Warner Chilcott acquisition by $57.0 million ($278.0 million in the nine months ended September 30, 2017) due to a delay in anticipated launch of a women’s healthcare project coupled with an anticipated decrease in product demand; and

•	The Company impaired an IPR&D eye care project obtained as part of the Allergan acquisition by $20.0 million.

In addition to the Company’s annual IPR&D impairment test, the Company noted the following IPR&D impairments based on triggering events during the nine months ended September 30, 2017:

•	The Company recorded IPR&D impairments of $164.0 million related to other Dry Eye IPR&D assets obtained in the Allergan acquisition as a result of the dry eye market going generic;
•	The Company impaired an IPR&D medical aesthetics project obtained as part of the Allergan acquisition by $17.0 million; and
•

The Company terminated its License, Transfer and Development Agreement for SER-120 (nocturia) with Serenity Pharmaceuticals, LLC. As a result of this termination, the Company recorded an impairment of $140.0 million on the IPR&D intangible asset obtained as part of the Allergan acquisition during the first quarter of 2017.

During the nine months ending September 30, 2016, the Company impaired an international eye care pipeline project of $35.0 million based on a decrease in projected cash flows due to market conditions as well as an impairment of $20.0 million for a specified indication of a Botox therapeutic product based on a decrease in projected cash flows due to a decline in market demand assumptions, a women’s healthcare project for $24.0 million and osteoarthritis for approximately $190.0 million based on clinical results and during the three and nine months ended September 30, 2016, the Company impaired a gastroenterology project for $42.0 million based on the lack of future availability of active pharmaceutical ingredients.

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

A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following ($ in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net (loss) / income:
Net (loss) attributable to ordinary shareholders excluding income from discontinued operations, net of tax	$(4,019.2)	$(451.5)	$(7,438.0)	$(1,108.0)
(Loss) / income from discontinued operations, net of tax	(6.1)	15,601.9	(17.6)	15,873.2
Net (loss) / income attributable to ordinary shareholders	$(4,025.3)	$15,150.4	$(7,455.6)	$14,765.2

Basic weighted average ordinary shares outstanding	333.5	392.7	334.6	394.4

Basic EPS:
Continuing operations	$(12.05)	$(1.15)	$(22.23)	$(2.81)
Discontinued operations	$(0.02)	$39.73	$(0.05)	$40.25
Net (loss) / income per share	$(12.07)	$38.58	$(22.28)	$37.44

Dividends per ordinary share	$0.70	$-	$2.10	$-

Diluted weighted average ordinary shares outstanding	333.5	392.7	334.6	394.4

Diluted EPS:
Continuing operations	$(12.05)	$(1.15)	$(22.23)	$(2.81)
Discontinued operations	$(0.02)	$39.73	$(0.05)	$40.25
Net (loss) / income per share	$(12.07)	$38.58	$(22.28)	$37.44

Stock awards to purchase 3.7 and 4.2 million ordinary shares for the three and nine months ended September 30, 2017, respectively, were outstanding, but not included in the computation of diluted EPS, because the awards were anti-dilutive. The weighted average impact of ordinary share equivalents of 17.7 million for the three and nine months ended September 30, 2017, which are anticipated to result from the mandatory conversion of the Company’s preferred shares were not included in the calculation of diluted EPS as their impact would be anti-dilutive.  The impact of the share repurchase on basic EPS was 3.0 million weighted average shares and 1.3 million weighted average shares for the three and nine months ended September 30, 2017, respectively. Refer to “NOTE 16 –Shareholder’s Equity” for further discussion on the Company’s Share Repurchase Program.

Stock awards to purchase 4.4 million and 4.7 million ordinary shares for the three and nine months ended September 30, 2016, respectively, were outstanding, but not included in the computation of diluted EPS, because the awards were anti-dilutive for continuing operations and as such the treatment for discontinued operations is also anti-dilutive. The weighted average impact of ordinary share equivalents of 17.6 million for the three and nine months ended September 30, 2016, which are anticipated to result from the mandatory conversion of the Company’s preferred shares, were not included in the calculation of diluted EPS as their impact would be anti-dilutive.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), with an effective date for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The effective date for ASU 2014-09 was deferred by one year through the issuance of ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Subsequent to the issuance of ASU 2014-09, the FASB issued multiple updates which are intended to improve the operability and understandability of the implementation guidance, and to provide clarifying guidance in certain narrow areas and add some practical expedients, which include guidance on principal versus agent considerations; identifying performance obligations; licensing implementation guidance; assessing the specific collectability criterion and accounting for certain contracts; presentation of sales taxes and other similar taxes collected from customers; noncash consideration; contract modifications at transition; and completed contracts at transition.  The adoption of this guidance is not anticipated to have a material impact on the Company’s financial position or results of operations as the Company's sales primarily relate to standard bill and ship terms of pharmaceutical products to customers.  The Company will adopt this standard in 2018 using the modified retrospective approach.

In February 2016, the FASB issued ASU 2016-02, which states that a lessee should recognize the assets and liabilities that arise from leases. This update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the impact that this pronouncement will have on our financial position and results of operations.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets including trade receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is evaluating the impact, if any, that this pronouncement will have on our financial position and results of operations.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. The amendments to the guidance require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments eliminate the exception for an intra-entity transfer of an asset other than inventory. Two common examples of assets included in the scope of the amendments are intellectual property and property, plant, and equipment. The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. While the Company has not completed its assessment, the adoption of the guidance may have a material impact on the Company’s financial position.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments to the guidance are intended to help companies evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. When substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. This amendment introduces an initial required screening that, if met, eliminates the need for further assessment. To be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to create outputs. To be a business without outputs, there will need to be an organized workforce. The ASU also narrows the definition of the term “outputs” to be consistent with how it is described in Topic 606, Revenue from Contracts with Customers.  These amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The changes to the definition of a business may result in more acquisitions being accounted for as asset acquisitions.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments to the guidance eliminate Step 2 from the goodwill impairment test. The goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. These amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. These amendments should be applied on a prospective basis. The nature of and reason for the change in accounting principle should be disclosed upon transition. These amendments are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of these amendments are not anticipated to have a material impact on the Company’s financial position or results of operations.

In March 2017, the FASB issued ASU No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments to the guidance require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed.  In addition, the amendments also allow only the service cost component to be eligible for capitalization when applicable. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company does not anticipate the standard having an impact on our financial position and results of operations.

In March 2017, The FASB issued Accounting Standards Update (ASU) 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date, but does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  The amendments are effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Entities are required to apply the amendments on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The entity is required to provide disclosures about a change in accounting principle in the period of adoption. The Company is evaluating the impact these amendments will have on our financial position and results of operations.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718) — Scope of Modification Accounting. ASU 2017-09 applies to entities that change the terms or conditions of a share-based payment award. The amendments to the guidance in ASU 2017-09 include guidance on determining changes to the terms and conditions of share-based payment awards and require an entity to apply modification accounting under Topic 718 unless all of the following conditions are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 and should be applied prospectively to an award modified on or after the adoption date. The adoption of these amendments are not anticipated to have a material impact on the Company’s financial position or results of operations.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815) — Targeted Improvements to Accounting for Hedging Activities. The amendments to the guidance will better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments also make certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted in any interim period or fiscal years before the effective date of the amendments. For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments. The amended presentation and disclosure guidance is required only prospectively. The Company is evaluating the impact the amendments will have on our financial positions and results of operations.

NOTE 4 — Acquisitions and Other Agreements

2017 Transactions

The following are the significant transactions that were completed in the nine months ended September 30, 2017.

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

Assets Acquired and Liabilities Assumed at Fair Value

The Zeltiq Acquisition has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. As of September 30, 2017, certain amounts relating to the valuation of tax related matters and intangible assets have not been finalized. The finalization of these matters may result in changes to goodwill.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date and reflects purchase accounting adjustments subsequent to the acquisition date ($ in millions):

	Preliminary Valuation as of June 30, 2017	Measurement Period Adjustments	Preliminary Valuation as of September 30, 2017
Cash and cash equivalents	$36.7	$-	$36.7
Accounts receivable	47.0	-	47.0
Inventories	59.3	-	59.3
Property, plant and equipment	12.4	-	12.4
Intangible assets	1,185.0	-	1,185.0
Goodwill	1,204.6	(0.3)	1,204.3
Other assets	17.1	-	17.1
Accounts payable and accrued expenses	(93.6)	-	(93.6)
Deferred revenue	(10.6)	-	(10.6)
Deferred taxes, net	(51.2)	0.3	(50.9)
Other liabilities	(1.3)	-	(1.3)
Net assets acquired	$2,405.4	$-	$2,405.4

IPR&D and Intangible Assets

The estimated fair value of the intangible assets, including customer relationships, was determined using the “income approach,” which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of those asset valuations include the estimated net cash flows for each year for each asset or product (including net revenues, cost of sales, R&D costs, selling and marketing costs, other allocated costs, and working capital/contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the potential regulatory and commercial success risks, competitive trends impacting the asset and each cash flow stream.  This technique is referred to herein as the “IPR&D and Intangible Asset Valuation Technique.”

The fair value of the intangible assets acquired in the Zeltiq Acquisition was determined using the IPR&D and Intangible Asset Valuation Technique. The discount rate used to arrive at the present value for these acquired intangible assets ranged from 10.0% to 11.0% to reflect the internal rate of return and incremental commercial uncertainty in the cash flow projections. The discount rate of the Zeltiq Acquisition was driven by the life-cycle stage of the products and the therapeutic indication. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results.

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

Goodwill

Among the reasons the Company acquired Zeltiq and the factors that contributed to the preliminary recognition of goodwill was the expansion of the Company’s leading medical aesthetics portfolio.  Goodwill from the Zeltiq Acquisition of $958.4 million was assigned to the US Specialized Therapeutic segment; and goodwill of $245.9 million was assigned to the International segment and is non-deductible for tax purposes.

Inventories

The fair value of inventories acquired included an acquisition accounting fair market value step-up of $22.9 million. In the three and nine months ended September 30, 2017, the Company recognized $11.0 million and $22.9 million, respectively, as a component of cost of sales as the inventory acquired was sold to the Company’s customers.

Long-Term Deferred Tax Liabilities and Other Tax Liabilities

Long-term deferred tax liabilities and other tax liabilities result from identifiable intangible assets’ fair value adjustments. These adjustments create excess book basis over the tax basis which is multiplied by the statutory tax rate for the jurisdiction in which the deferred taxes exist.

LifeCell Corporation

On February 1, 2017, the Company acquired LifeCell Corporation (“LifeCell”), a regenerative medicine company, for an acquisition accounting price of $2,883.1 million (the “LifeCell Acquisition”). The LifeCell Acquisition combines LifeCell's novel, regenerative medicines business, including its high-quality and durable portfolio of dermal matrix products, with Allergan's leading portfolio of medical aesthetic products, breast implants and tissue expanders. The acquisition of LifeCell expanded the Company’s medical aesthetics portfolio by adding Alloderm® and Strattice®.

Assets Acquired and Liabilities Assumed at Fair Value

The LifeCell Acquisition has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. As of September 30, 2017, certain amounts relating to the valuation of tax related matters and intangible assets have not been finalized. The finalization of these matters may result in changes to goodwill.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date and reflects purchase accounting adjustments subsequent to the acquisition date ($ in millions):

	Preliminary Valuation as of March 31, 2017	Measurement Period Adjustments	Preliminary Valuation as of September 30, 2017
Cash and cash equivalents	$8.7	$-	$8.7
Accounts receivable	50.8	-	50.8
Inventories	175.4	-	175.4
Property, plant and equipment, net	53.7	-	53.7
Currently marketed products ("CMP") intangible assets	2,010.0	-	2,010.0
In-process research and development ("IPR&D") intangible assets	10.0	-	10.0
Goodwill	1,469.8	(20.7)	1,449.1
Accounts payable and accrued expenses	(149.6)	-	(149.6)
Deferred tax liabilities, net	(766.9)	20.7	(746.2)
Other	21.2	-	21.2
Net assets acquired	$2,883.1	$-	$2,883.1

IPR&D and Intangible Assets

The fair value of the acquired intangible assets was determined using the IPR&D and Intangible Asset Valuation Technique. The discount rate used to arrive at the present value for these acquired intangible assets was 7.5% to reflect the internal rate of return and incremental commercial uncertainty in the cash flow projections in the LifeCell Acquisition. The discount rate of the LifeCell Acquisition was driven by the life-cycle stage of the products, the advanced nature of IPR&D projects, and IPR&D assets acquired and the therapeutic indication. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results.

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
Goodwill

Among the reasons the Company acquired LifeCell and the factors that contributed to the preliminary recognition of goodwill was the expansion of the Company’s leading product portfolio.  Goodwill from the LifeCell Acquisition of $1,449.1 million was assigned to the US Specialized Therapeutic segment and is non-deductible for tax purposes.

Inventories

The fair value of inventories acquired included an acquisition accounting fair market value step-up of $108.4 million. In the three and nine months ended September 30, 2017, the Company recognized $27.4 million and $103.3 million, respectively, as a component of cost of sales as the inventory acquired was sold to the Company’s customers.

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

Licenses and Other Transactions Accounted for as Asset Acquisitions

Lyndra, Inc.

On July 31, 2017, the Company entered into a collaboration, option and license agreement with Lyndra, Inc. (“Lyndra”) to develop orally administered ultra-long-acting (once-weekly) products for the treatment of Alzheimer’s disease and an additional, unspecified indication. The total upfront payment of $15.0 million was expensed as a component of R&D expense in the three and nine months ended September 30, 2017. The future option exercise payments, if any, and any future success based milestones relating to the licensed products of up to $85.0 million will be recorded if the corresponding events become probable.

Editas Medicine, Inc.

On March 14, 2017, the Company entered into a strategic alliance and option agreement with Editas Medicine, Inc. (“Editas”) for access to early stage, first-in-class eye care programs. Pursuant to the agreement, Allergan made an upfront payment of $90.0 million for the right to license up to five of Editas’ gene-editing programs in eye care, including its lead program for Leber Congenital Amaurosis (“LCA”), which is currently in pre-clinical development. Under the terms of the agreement, if an option is exercised, Editas is eligible to receive contingent research and development and commercial milestones plus royalties based on net sales.  The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing, as well as the lack of certain other inputs and processes, that the transaction did not qualify as a business. The total upfront payment of $90.0 million was expensed as a component of R&D expense in the nine months ended September 30, 2017. The future option exercise payments, if any, and any future success based milestones relating to the licensed products will be recorded if the corresponding events become probable.

Assembly Biosciences, Inc.

On January 9, 2017, the Company entered into a licensing agreement with Assembly Biosciences, Inc. (“Assembly”) for the worldwide rights to Assembly’s microbiome gastrointestinal development programs. Under the terms of the agreement, the Company made an upfront payment to Assembly of $50.0 million for the exclusive, worldwide rights to develop and commercialize certain development compounds. Additionally, Assembly will be eligible to receive success-based development and commercial milestone payments plus royalties based on net sales. The Company and Assembly will generally share development costs through proof-of-concept (“POC”) studies, and Allergan will assume all post-POC development costs.  The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing as well as the lack of certain other inputs and processes that the transaction did not qualify as a business.  The total upfront payment of $50.0 million was expensed as a component of R&D expense in the nine months ended September 30, 2017 and the future success based milestone payments of up to $2,771.0 million will be recorded if the corresponding events become probable.

Lysosomal Therapeutics, Inc.

On January 9, 2017, the Company entered into a definitive agreement for the option to acquire Lysosomal Therapeutics, Inc. (“LTI”). LTI is focused on innovative small-molecule research and development in the field of neurodegeneration, yielding new treatment options for patients with severe neurological diseases. Pursuant to the agreement, Allergan acquired an option right directly from LTI shareholders to acquire LTI for $150.0 million plus future milestone payments following completion of a Phase 1b trial for LTI-291 as well as an upfront research and development payment. The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing, as well as the lack of certain other inputs and processes, that the transaction did not qualify as a business. The aggregate upfront payment of $145.0 million was recorded as a component of R&D expense in the nine months ended September 30, 2017.

Other Transactions

Saint Regis Mohawk Tribe

On September 8, 2017, the Company entered into an agreement with the Saint Regis Mohawk Tribe, under which the Saint Regis Mohawk Tribe obtained the rights to Orange Book-listed patents covering Restasis® (Cyclosporine Ophthalmic Emulsion) 0.05%, and the Company was granted exclusive licenses under the patents related to the product. Pursuant to the agreement, the Company paid the Saint Regis Mohawk Tribe an upfront payment of $13.8 million, which was recorded as a component of cost of sales in the three and nine months ended September 30, 2017.  Additionally, the Saint Regis Mohawk Tribe will be eligible to receive $15.0 million in annual royalties during the period that certain patent claims remain in effect.

2016 Transactions

The following are the significant transactions that were completed in the year ended December 31, 2016.

Acquisitions

Tobira Therapeutics, Inc.

On November 1, 2016, the Company acquired Tobira Therapeutics, Inc. (“Tobira”), a clinical-stage biopharmaceutical company focused on developing and commercializing therapies for non-alcoholic steatohepatitis (“NASH”) and other liver diseases for an acquisition accounting purchase price of $570.1 million, plus contingent consideration of up to $49.84 per share in contingent value rights (“CVR”), or up to $1,101.3 million, that may be payable based on the successful completion of certain development, regulatory and commercial milestones (the “Tobira Acquisition”), of which $303.1 million was paid in the nine months ended September 30, 2017. The CVR had an acquisition date fair value of $479.0 million. The acquisition added Cenicriviroc and Evogliptin, two differentiated, complementary development programs for the treatment of the multi-factorial elements of NASH, including inflammation, metabolic syndromes and fibrosis, to Allergan's global gastroenterology R&D pipeline.

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

The following table summarizes the final fair values of the assets acquired and liabilities assumed at the acquisition date and reflects purchase accounting adjustments subsequent to the acquisition date ($ in millions):

	Preliminary Valuation	Measurement Period Adjustments	Final Valuation
Cash and cash equivalents	$21.3	$-	$21.3
IPR&D intangible asset	1,357.0	-	1,357.0
Goodwill	112.7	(14.1)	98.6
Indebtedness	(15.9)	-	(15.9)
Contingent consideration	(479.0)	-	(479.0)
Deferred tax liabilities, net	(395.9)	14.1	(381.8)
Other assets and liabilities	(30.1)	-	(30.1)
Net assets acquired	$570.1	$-	$570.1

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

Vitae Pharmaceuticals, Inc.

On October 25, 2016, the Company acquired Vitae Pharmaceuticals, Inc. (“Vitae”), a clinical-stage biotechnology company for an acquisition accounting purchase price of $621.4 million (the “Vitae Acquisition”). The Vitae Acquisition strengthens Allergan’s dermatology product pipeline, with the addition of a Phase II, orally active RORyt (retinoic acid receptor-related orphan receptor gamma) inhibitor for the potential treatment of psoriasis and other autoimmune disorders. In addition, the Company expanded its pipeline with the acquisition of a Phase II atopic dermatitis drug candidate.

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

The following table summarizes the final fair values of the assets acquired and liabilities assumed at the acquisition date and reflects purchase accounting adjustments subsequent to the acquisition date ($ in millions):

	Preliminary Valuation	Measurement Period Adjustments	Final Valuation
Cash and cash equivalents	$44.7	$-	$44.7
Marketable securities	20.2	-	20.2
Property, plant and equipment, net	5.0	-	5.0
IPR&D assets	686.0	-	686.0
Assets held for sale	22.5	-	22.5
Goodwill	34.4	(3.8)	30.6
Other liabilities	(20.7)	-	(20.7)
Deferred tax liabilities, net	(170.7)	3.8	(166.9)
Net assets acquired	$621.4	$-	$621.4

Assets held for sale

The Company held for sale certain intangible assets acquired as part of the Vitae Acquisition for an acquisition accounting value of $22.5 million. In the nine months ended September 30, 2017, the Company sold these assets for $22.5 million.

ForSight VISION 5

On September 23, 2016, the Company acquired ForSight VISION5, Inc. (“ForSight”), a privately held, clinical-stage biotechnology company focused on eye care, in an all cash transaction of approximately $95.0 million with an acquisition accounting purchase price of $74.5 million plus the payment of outstanding indebtedness of $14.8 million and other miscellaneous charges(the “ForSight Acquisition”). ForSight shareholders are eligible to receive contingent consideration of up to $125.0 million, which had an initial estimated fair value of $79.8 million, relating to commercialization milestones. The Company acquired ForSight for its lead development program, a peri-ocular ring designed for extended drug delivery and reducing elevated intraocular pressure (“IOP”) in glaucoma patients.

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

The following table summarizes the final fair values of the assets acquired and liabilities assumed at the acquisition date and reflects purchase accounting adjustments subsequent to the acquisition date ($ in millions):

	Preliminary Valuation	Measurement Period Adjustments	Final Valuation
Cash and cash equivalents	$1.0	$-	$1.0
IPR&D intangible asset	158.0	-	158.0
Goodwill	51.6	(1.1)	50.5
Current liabilities	(14.8)	-	(14.8)
Contingent consideration	(79.8)	-	(79.8)
Deferred tax liabilities, net	(38.3)	1.1	(37.2)
Other	(3.2)	-	(3.2)
Net assets acquired	$74.5	$-	$74.5

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

Initial Consideration
AstraZeneca plc agreement in the three months ended December 31, 2016	$250.0
Motus Therapeutics, Inc. acquisition in the three months ended December 31, 2016	199.5
Chase Pharmaceuticals Corporation acquisition in the three months ended December 31, 2016	122.9
RetroSense Therapeutics, LLC license agreement in the three months ended September 30, 2016	59.7
Akarna Therapeutics, Ltd acquisition in the three months ended September 30, 2016	48.2
Topokine Therapeutics, Inc. acquisition in the three months ended June 30, 2016	85.8
Heptares Therapeutics Ltd. license agreement in the three months ended June 30, 2016	125.0
Anterios, Inc. acquisition in the three months ended March 31, 2016	89.2

2015 Transactions

The following are the significant transactions that were completed in the year ended December 31, 2015.

Acquisitions

Allergan, Inc.

On March 17, 2015, the Company completed the acquisition of Allergan, Inc. (“Legacy Allergan”).  The addition of Legacy Allergan’s therapeutic franchises in ophthalmology, neurosciences and medical aesthetics/dermatology/plastic surgery complemented the Company’s existing central nervous system, gastroenterology, women’s health and urology franchises. The combined company benefited from Legacy Allergan’s global brand equity and consumer awareness of key products. The transaction also expanded our presence and market and product reach across many international markets, with strengthened commercial positions across Canada, Europe, Southeast Asia and other high-value growth markets, including China, India, the Middle East and Latin America.

Inventories

The fair value of inventories acquired included an acquisition accounting fair market value step-up of $923.9 million. In the nine months ended September 30, 2016, the Company recognized $21.6 million as a component of cost of sales as the inventory acquired was sold to the Company’s customers.

Acquisition-Related Expenses

As a result of the Allergan acquisition, the Company incurred the following transaction and integration costs in the three months ended September 30, 2017 and 2016, respectively ($ in millions):

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Cost of sales
Stock-based compensation acquired for Legacy Allergan employees	$1.1	$2.2
Acquisition, integration and restructuring related charges	-	6.6
Research and development
Stock-based compensation acquired for Legacy Allergan employees	5.8	9.3
Acquisition, integration and restructuring related charges	-	6.8
Selling and marketing
Stock-based compensation acquired for Legacy Allergan employees	7.5	15.8
Acquisition, integration and restructuring related charges	-	(1.2)
General and administrative
Stock-based compensation acquired for Legacy Allergan employees	2.9	9.9
Acquisition, integration and restructuring related charges	-	50.4
Total transaction and integration costs	$17.3	$99.8

As a result of the Allergan acquisition, the Company incurred the following transaction and integration costs in the nine months ended September 30, 2017 and 2016, respectively ($ in millions):

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Cost of sales
Stock-based compensation acquired for Legacy Allergan employees	$3.8	$7.4
Acquisition, integration and restructuring related charges	0.9	12.4
Research and development
Stock-based compensation acquired for Legacy Allergan employees	19.7	32.6
Acquisition, integration and restructuring related charges	0.5	10.6
Selling and marketing
Stock-based compensation acquired for Legacy Allergan employees	21.4	53.0
Acquisition, integration and restructuring related charges	-	11.7
General and administrative
Stock-based compensation acquired for Legacy Allergan employees	10.3	28.2
Acquisition, integration and restructuring related charges	9.2	144.0
Total transaction and integration costs	$65.8	$299.9

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

The Company notes the following reconciliation of the proceeds received in the Teva Transaction to the gain recognized in income from discontinued operations for the nine months ended September 30, 2016 ($ in millions):

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

In October 2016, pursuant to our agreement with Teva, Teva provided the Company with its proposed estimated adjustment to the closing date working capital balance.  The Company disagrees with Teva’s proposed adjustment, and, pursuant to our agreement with Teva, each of the Company’s and Teva’s proposed adjustments have been submitted to arbitration (“Working Capital Arbitration”) to determine the working capital amount in accordance with GAAP as applied by the Company consistent with past practice. Teva initially proposed an adjustment of approximately $1.4 billion and subsequently submitted a revised adjustment of approximately $1.5 billion to the arbitrator, and the final amount of any contractual adjustment as determined in accordance with the Working Capital Arbitration could vary materially from the adjustment calculated by the Company and would be reflected in our financial statements for discontinued operations.  In addition, on October 30, 2017, Teva submitted a Notice of Direct and Third Party Claims seeking indemnification for virtually all of the same items for which Teva is seeking a proposed adjustment in the Working Capital Arbitration as well as several new items as to which no quantity of damages has been asserted, and which the Company is currently evaluating, and the Company has not determined that a loss is probable or estimable as to those additional items.  Teva is not entitled to a “double recovery” for the same damages in the Working Capital Arbitration and under an indemnification theory and is subject to further limitations on recovery as set forth in the Master Purchase Agreement under which the global generics business was sold.  Any adjustment to the Company’s proceeds from the Teva Transaction as a result of the Working Capital Arbitration or the indemnification claims could have a material adverse effect on the Company’s results of operations and cash flows, including the Company’s fiscal year 2017 results of operations and fiscal year 2018 cash flows.  In the event the Working Capital Arbitration goes forward as scheduled, the Company anticipates a decision from the Working Capital Arbitration in the first quarter of 2018 in accordance with the current timeline agreed by the parties and arbitrator.  Any potential resolution of the claims for indemnity will be subject to additional assertions of claims by Teva at a later date.  Disputes related to matters asserted for indemnification would be subject to judicial resolution in accordance with the Master Purchase Agreement.

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

As of September 30, 2017, the value of the Teva Shares was $1,765.1 million, which included no discount rate due to the lack of marketability as the restrictions have been lifted. At September 30, 2017, the Company determined that the decline in value since March 31, 2017 was other-than-temporary.  As a result, the Company impaired the value of its investment by $1,295.5 million at September 30, 2017 as a component of other (expense) income (other-than-temporary impairment for the nine months ended September 30, 2017 totaled $3,273.5 million).  The determination was made based on the amount of time that the stock price had been below the carrying value, intentions regarding the potential holding period of the shares, and the materiality of the decline in share price.  The Company will continue to monitor the share price and additional impairments to the investment may occur.

On October 3, 2016, the Company completed the divestiture of the Anda Distribution business for $500.0 million.

Financial results of the global generics business and the Anda Distribution business are presented as "(Loss) / Income from discontinued operations, net of tax” on the Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016.  The loss from discontinued operations, net of tax of $6.1 million and $17.6 million, respectively, in the three and nine months ended September 30, 2017, primarily related to ongoing matters with respect to the Teva Transaction.

The following table presents key financial results of the businesses included in "(Loss) / Income from discontinued operations" for the three and nine months ended September 30, 2016 ($ in millions):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016	2016
Net revenues	$756.5	$4,504.3
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	531.0	2,798.3
Research and development	37.3	269.6
Selling and marketing	69.1	352.6
General and administrative	90.3	399.4
Amortization	-	4.8
Total operating expenses	727.7	3,824.7
Operating income	28.8	679.6
Other (expense) income, net	15,881.5	15,881.1
Provision for income taxes	308.4	687.5
Net income from discontinued operations	$15,601.9	$15,873.2

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

Depreciation and amortization were ceased upon the determination that the held for sale criteria were met, which were the announcement dates of the Teva Transaction and the divestiture of the Anda Distribution business.  The depreciation, amortization and significant operating and investing non-cash items of the discontinued operations were as follows ($ in millions):

Nine Months Ended September 30,
2016
Depreciation from discontinued operations	$2.1
Amortization from discontinued operations	4.8
Capital expenditures	85.3
Deferred income tax expense	5,893.4

NOTE 6 – Other (Expense) Income

Other (expense) income consisted of the following ($ in millions):

	Three Months Ended September 30,
	2017	2016
Net income impact of other-than-temporary loss on investment in Teva securities	$(1,295.5)	$-
Dividend income	8.5	34.1
Other (expense) income, net	(23.3)	(0.5)
Other (expense) income, net	$(1,310.3)	$33.6

	Nine Months Ended September 30,
	2017	2016
Net income impact of other-than-temporary loss on investment in Teva securities	$(3,273.5)	$-
Debt extinguishment costs as part of the debt tender offer	(161.5)	-
Dividend income	76.7	34.1
Naurex recovery	20.0	-
Pfizer termination fee (Allergan plc only)	-	150.0
Other (expense) income, net	(28.3)	0.1
Other (expense) income, net	$(3,366.6)	$184.2

Teva Securities

As described in Note 5, the Company recognized an other-than-temporary impairment on its investment in Teva securities of $1,295.5 million and $3,273.5 million in the three and nine months ended September 30, 2017, respectively.

Debt Extinguishment

As described in Note 13, the Company repaid $2,843.3 million of senior notes.  In the nine months ended September 30, 2017, as a result of the extinguishment, the Company recognized a loss of $161.5 million, within “Other income/ (expense)” for the early tender payment and non-cash write-off of premiums and debt fees related to the repurchased notes, including $170.5 million of a make-whole premium.

Dividend income

As a result of the Teva Transaction, the Company acquired 100.3 million Teva ordinary shares.  During the three and nine months ended September 30, 2017, the Company received dividend income of $8.5 million and $76.7 million, respectively.  The Company received $34.1 million during the three and nine months ended September 30, 2016.

Other-than-temporary impairments

The Company recorded other-than-temporary impairment charges on other equity investments and cost method investments of $22.6 million and $26.1 million in the three and nine months ended September 30, 2017, respectively.

Naurex Recovery

On August 28, 2015, the Company acquired certain products in early stage development of Naurex, Inc. (“Naurex”) in an all-cash transaction, which was accounted for as an asset acquisition (the “Naurex Transaction”).  The Company received a purchase price reduction of $20.0 million in the nine months ended September 30, 2017 based on the settlement of an open contract negotiation.

Pfizer termination fee

In the nine months ended September 30, 2016, the Company received a payment of $150.0 million from Pfizer Inc. (“Pfizer”) for reimbursement of expenses associated with the termination of a merger agreement between the Company and Pfizer which is reported as other income.

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

Share-Based Compensation Expense

Share-based compensation expense recognized in the Company’s results of operations for the three months ended September 30, 2017 and 2016 was as follows ($ in millions):

	Three Months Ended September 30,
	2017	2016
Equity based compensation awards	$72.3	$81.1
Cash-settled awards in connection with the Forsight Acquisition	-	3.1
Non-equity settled awards other	(32.6)	7.4
Total share-based compensation expense	$39.7	$91.6

The income in non-equity settled awards other was due to an actuarial reversal based on the total shareholder return metrics declining in the three months ended September 30, 2017 of $32.6 million. These awards are cash-settled awards which are fair valued based on a pre-determined total shareholder return metric.   Included in the table above is share-based compensation relating to discontinued operations of $3.2 million for the three months ended September 30, 2016.

Share-based compensation expense recognized in the Company’s results of operations for the nine months ended September 30, 2017 and 2016 were as follows ($ in millions):

	Nine Months Ended September 30,
	2017	2016
Equity-based compensation awards	$220.8	$269.9
Cash-settled awards in connection with the Zeltiq Acquisition	31.5	-
Cash-settled awards in connection with the Forsight Acquisition	-	3.1
Non-equity settled awards other	(19.5)	14.0
Total share-based compensation expense	$232.8	$287.0

Included in the table above is share-based compensation relating to discontinued operations of $16.0 million for the nine months ended September 30, 2016.

Included in the equity-based compensation awards for the three and nine months ended September 30, 2017 and 2016 is the impact of accelerations and step-ups relating to the acquisition accounting treatment of outstanding awards acquired in the Allergan, Forest Laboratories, Inc. (“Forest”), and Zeltiq acquisitions as follows ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Zeltiq Acquisition	$5.8	$-	$43.5	$-
Allergan Acquisition	9.7	26.8	37.5	86.8
Forest Acquisition	1.5	10.3	9.0	37.5
Total	$17.0	$37.1	$90.0	$124.3

Unrecognized future share-based compensation expense was $487.4 million as of September 30, 2017, including $46.0 million from the Allergan acquisition, $31.8 million from the Zeltiq Acquisition, and $5.2 million from the Forest Acquisition. This amount will be recognized as an expense over a remaining weighted average period of 1.9 years. Share-based compensation is being amortized and charged to operations over the same period as the restrictions are eliminated for the participants, which is generally on a straight-line basis.

Share Activity

The following is a summary of equity award activity for unvested restricted stock and stock units in the period from December 31, 2016 through September 30, 2017:

(in millions, except per share data)	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Grant Date Fair Value
Restricted shares / units outstanding at December 31, 2016	1.5	$251.88	1.6	$388.0
Granted	1.1	235.14		258.7
Assumed as part of the Zeltiq Acquisition *	0.2	213.15		41.8
Vested	(0.3)	230.89		(89.2)
Forfeited	(0.1)	256.09		(28.8)
Restricted shares / units outstanding at September 30, 2017	2.4	$244.12	1.9	$570.5

*	Awards assumed as part of the Zeltiq Acquisition represent the pro rata portion of future compensation as of April 28, 2017.

The following is a summary of equity award activity for non-qualified options to purchase ordinary shares in the period from December 31, 2016 through September 30, 2017:

(in millions, except per share data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2016	9.0	$113.77	5.9	$861.7
Granted	0.3	239.33
Exercised	(1.6)	(92.61)
Cancelled	(0.2)	(121.60)
Outstanding, vested and expected to vest at September 30, 2017	7.5	$119.78	4.6	$634.5

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

The Company evaluates segment performance based on segment contribution. Segment contribution for our segments represents net revenues less cost of sales (defined below), selling and marketing expenses, and select general and administrative expenses. Included in segment revenues are product sales that were sold through our former Anda Distribution business once the Anda Distribution business had sold the product to a third party customer. These sales are included in segment results and are reclassified into revenues from discontinued operations through a reduction of Corporate revenues which eliminates the sales made by our former Anda Distribution business from results of continuing operations prior to October 3, 2016.  Cost of sales for these products in discontinued operations is equal to our average third party cost of sales for third party branded products distributed by our former Anda Distribution. The Company does not evaluate the following items at the segment level:

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

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the three months ended September 30, 2017 and 2016 ($ in millions):

	Three Months Ended September 30, 2017
	US Specialized	US General
	Therapeutics	Medicine	International	Total
Net revenues	$1,724.8	$1,497.4	$807.8	$4,030.0

Operating expenses:
Cost of sales(1)	131.4	225.5	116.3	473.2
Selling and marketing	353.5	247.7	224.8	826.0
General and administrative	54.8	47.7	28.3	130.8
Segment Contribution	$1,185.1	$976.5	$438.4	$2,600.0
Contribution margin	68.7%	65.2%	54.3%	64.5%
Corporate				321.9
Research and development				442.6
Amortization				1,781.0
In-process research and development impairments				202.0
Asset sales and impairments, net				3,874.8
Operating (loss)				$(4,022.3)
Operating margin				(99.8)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.

	Three Months Ended September 30, 2016
	US Specialized	US General
	Therapeutics	Medicine	International	Total
Net revenues	$1,453.2	$1,488.1	$697.8	$3,639.1

Operating expenses:
Cost of sales(1)	69.2	215.1	95.1	379.4
Selling and marketing	292.4	292.8	188.2	773.4
General and administrative	41.2	42.3	28.0	111.5
Segment Contribution	$1,050.4	$937.9	$386.5	$2,374.8
Contribution margin	72.3%	63.0%	55.4%	65.3%
Corporate				372.0
Research and development				622.8
Amortization				1,609.1
In-process research and development impairments				42.0
Asset sales and impairments, net				(4.7)
Operating (loss)				$(266.4)
Operating margin				(7.3)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.

The following is a reconciliation of net revenues for the operating segments to the Company’s net revenues for the three months ended September 30, 2017 and 2016 ($ in millions):

	Three Months Ended September 30,
	2017	2016
Segment net revenues	$4,030.0	$3,639.1
Corporate revenues	4.3	(16.9)
Net revenues	$4,034.3	$3,622.2

No country outside of the United States represents ten percent or more of net revenues. The US Specialized Therapeutics and US General Medicine segments are comprised solely of sales within the United States.

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the nine months ended September 30, 2017 and 2016 ($ in millions):

	Nine Months Ended September 30, 2017
	US Specialized	US General
	Therapeutics	Medicine	International	Total
Net revenues	$4,921.8	$4,270.9	$2,403.6	$11,596.3

Operating expenses:
Cost of sales(1)	349.4	623.2	341.6	1,314.2
Selling and marketing	1,040.7	838.3	673.2	2,552.2
General and administrative	149.4	129.7	86.5	365.6
Segment Contribution	$3,382.3	$2,679.7	$1,302.3	$7,364.3
Contribution margin	68.7%	62.7%	54.2%	63.5%
Corporate				1,086.7
Research and development				1,691.9
Amortization				5,274.9
In-process research and development impairments				1,245.3
Asset sales and impairments, net				3,896.2
Operating (loss)				(5,830.7)
Operating margin				(50.3)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.

	Nine Months Ended September 30, 2016
	US Specialized	US General
	Therapeutics	Medicine	International	Total
Net revenues	$4,240.8	$4,390.9	$2,128.1	$10,759.8

Operating expenses:
Cost of sales(1)	215.0	649.6	309.3	1,173.9
Selling and marketing	844.8	902.8	582.7	2,330.3
General and administrative	126.4	128.2	86.5	341.1
Segment Contribution	$3,054.6	$2,710.3	$1,149.6	$6,914.5
Contribution margin	72.0%	61.7%	54.0%	64.3%
Corporate				1,052.8
Research and Development				1,662.4
Amortization				4,831.9
In-process research and development impairments				316.9
Asset sales and impairments, net				(24.0)
Operating (loss)				(925.5)
Operating margin				(8.6)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.

The following is a reconciliation of net revenues for the operating segments to the Company’s net revenues for the nine months ended September 30, 2017 and 2016 ($ in millions):

	Nine Months Ended September 30,
	2017	2016
Segment net revenues	$11,596.3	$10,759.8
Corporate revenues	18.3	(53.5)
Net revenues	$11,614.6	$10,706.3

No country outside of the United States represents ten percent or more of net revenues. The US Specialized Therapeutics and US General Medicine segments are comprised solely of sales within the United States.

The following tables present global net revenues for the top products of the Company for the three and nine months ended September 30, 2017 and 2016 ($ in millions):

	Three Months Ended September 30, 2017
	US Specialized Therapeutics	US General Medicine	International	Corporate	Total
Botox®	$558.6	$-	$215.9	$-	$774.5
Restasis®	366.8	-	15.5	-	382.3
Juvederm Collection**	115.6	-	126.5	-	242.1
Linzess®/Constella®	-	190.9	5.7	-	196.6
Lumigan®/Ganfort®	83.3	-	91.5	-	174.8
Bystolic® /Byvalson®	-	164.2	0.5	-	164.7
Alphagan®/Combigan®	92.7	-	43.4	-	136.1
Eye Drops	53.7	-	71.2	-	124.9
Lo Loestrin®	-	120.0	-	-	120.0
Namenda XR®	-	114.3	-	-	114.3
Estrace® Cream	-	101.6	-	-	101.6
Breast Implants	58.0	-	38.1	-	96.1
Viibryd®/Fetzima®	-	86.5	1.0	-	87.5
Alloderm®	84.6	-	1.5	-	86.1
Vraylar™	-	80.2	-	-	80.2
Ozurdex ®	24.6	-	50.2	-	74.8
Coolsculpting Consumables	50.3	-	13.8	-	64.1
Asacol®/Delzicol®	-	49.5	11.9	-	61.4
Carafate ® /Sulcrate ®	-	58.7	0.7	-	59.4
Zenpep®	-	56.8	-	-	56.8
Aczone®	46.7	-	0.2	-	46.9
Canasa®/Salofalk®	-	39.0	4.6	-	43.6
Coolsculpting Systems & Add On Applicators	33.1	-	10.2	-	43.3
Viberzi®	-	40.9	0.2	-	41.1
Armour Thyroid	-	38.5	-	-	38.5
Saphris®	-	37.2	-	-	37.2
Namzaric®	-	37.0	-	-	37.0
Rapaflo®	28.3	-	1.8	-	30.1
Teflaro®	-	29.1	-	-	29.1
Savella®	-	24.0	-	-	24.0
SkinMedica®	18.7	-	1.4	-	20.1
Avycaz®	-	16.9	-	-	16.9
Dalvance®	-	16.1	-	-	16.1
Latisse®	13.6	-	1.9	-	15.5
Tazorac®	15.1	-	0.1	-	15.2
Lexapro®	-	12.9	-	-	12.9
Kybella® /Belkyra®	9.6	-	1.6	-	11.2
Liletta®	-	9.3	-	-	9.3
Minastrin® 24	-	3.6	-	-	3.6
Enablex®	-	0.9	-	-	0.9
Namenda® IR	-	-	-	-	-
Other Products Revenues	71.5	169.3	98.4	4.3	343.5
Less product sold through our former Anda Distribution business	n.a.	n.a.	n.a.	-	-
Total Net Revenues	$1,724.8	$1,497.4	$807.8	$4.3	$4,034.3

	Three Months Ended September 30, 2016
	US Specialized Therapeutics	US General Medicine	International	Corporate	Total
Botox®	$496.3	$-	$193.4	$-	$689.7
Restasis®	356.4	-	15.4	-	371.8
Juvederm Collection**	105.0	-	96.8	-	201.8
Linzess®/Constella®	-	164.4	4.3	-	168.7
Lumigan®/Ganfort®	78.3	-	86.6	-	164.9
Bystolic® /Byvalson®	-	165.1	0.5	-	165.6
Alphagan®/Combigan®	93.4	-	41.3	-	134.7
Eye Drops	50.2	-	67.7	-	117.9
Lo Loestrin®	-	105.7	-	-	105.7
Namenda XR®	-	146.9	-	-	146.9
Estrace® Cream	-	98.6	-	-	98.6
Breast Implants	51.1	-	35.6	-	86.7
Viibryd®/Fetzima®	-	87.6	-	-	87.6
Alloderm®	-	-	-	-	-
Vraylar™	-	32.4	-	-	32.4
Ozurdex ®	20.9	-	43.4	-	64.3
Coolsculpting Consumables	-	-	-	-	-
Asacol®/Delzicol®	-	72.2	14.2	-	86.4
Carafate ® /Sulcrate ®	-	56.4	0.6	-	57.0
Zenpep®	-	52.5	-	-	52.5
Aczone®	69.0	-	-	-	69.0
Canasa®/Salofalk®	-	47.2	4.4	-	51.6
Coolsculpting Systems & Add On Applicators	-	-	-	-	-
Viberzi®	-	30.9	-	-	30.9
Armour Thyroid	-	39.1	-	-	39.1
Saphris®	-	40.8	-	-	40.8
Namzaric®	-	14.9	-	-	14.9
Rapaflo®	25.2	-	1.5	-	26.7
Teflaro®	-	33.3	-	-	33.3
Savella®	-	28.1	-	-	28.1
SkinMedica®	25.8	-	-	-	25.8
Avycaz®	-	4.8	-	-	4.8
Dalvance®	-	10.3	-	-	10.3
Latisse®	17.2	-	1.9	-	19.1
Tazorac®	27.5	-	0.2	-	27.7
Lexapro®	-	15.6	-	-	15.6
Kybella® /Belkyra®	14.2	-	0.5	-	14.7
Liletta®	-	4.4	-	-	4.4
Minastrin® 24	-	84.9	-	-	84.9
Enablex®	-	1.9	-	-	1.9
Namenda® IR	-	2.9	-	-	2.9
Other Products Revenues	22.7	147.2	89.5	6.8	266.2
Less product sold through our former Anda Distribution business	n.a.	n.a.	n.a.	(23.7)	(23.7)
Total Net Revenues	$1,453.2	$1,488.1	$697.8	$(16.9)	$3,622.2

	Nine Months Ended September 30, 2017
	US Specialized Therapeutics	US General Medicine	International	Corporate	Total
Botox®	$1,642.0	$-	$662.6	$-	$2,304.6
Restasis®	1,012.0	-	46.7	-	1,058.7
Juvederm Collection**	361.6	-	386.0	-	747.6
Linzess®/Constella®	-	506.3	16.1	-	522.4
Lumigan®/Ganfort®	236.6	-	271.8	-	508.4
Bystolic® /Byvalson®	-	454.7	1.6	-	456.3
Alphagan®/Combigan®	275.5	-	128.4	-	403.9
Eye Drops	152.2	-	207.2	-	359.4
Namenda XR®	-	355.0	-	-	355.0
Lo Loestrin®	-	332.8	-	-	332.8
Breast Implants	173.6	-	116.8	-	290.4
Estrace® Cream	-	265.1	-	-	265.1
Viibryd®/Fetzima®	-	244.2	2.1	-	246.3
Alloderm®	223.3	-	5.0	-	228.3
Ozurdex ®	72.0	-	152.5	-	224.5
Vraylar™	-	200.1	-	-	200.1
Asacol®/Delzicol®	-	152.7	36.8	-	189.5
Carafate ® /Sulcrate ®	-	176.6	2.1	-	178.7
Zenpep®	-	153.8	-	-	153.8
Canasa®/Salofalk®	-	115.7	13.3	-	129.0
Aczone®	128.3	-	0.3	-	128.6
Coolsculpting Consumables	98.2	-	26.3	-	124.5
Armour Thyroid	-	117.8	-	-	117.8
Saphris®	-	117.5	-	-	117.5
Viberzi®	-	113.7	0.3	-	114.0
Namzaric®	-	94.0	-	-	94.0
Teflaro®	-	92.7	-	-	92.7
Rapaflo®	79.9	-	5.5	-	85.4
Coolsculpting Systems & Add On Applicators	64.1	-	20.4	-	84.5
Savella®	-	74.3	-	-	74.3
SkinMedica®	72.1	-	1.4	-	73.5
Minastrin® 24	-	56.1	-	-	56.1
Tazorac®	51.3	-	0.5	-	51.8
Latisse®	40.5	-	6.2	-	46.7
Avycaz®	-	42.7	-	-	42.7
Kybella® /Belkyra®	37.4	-	5.1	-	42.5
Dalvance®	-	40.9	1.2	-	42.1
Lexapro®	-	39.4	-	-	39.4
Liletta®	-	23.1	-	-	23.1
Enablex®	-	2.8	-	-	2.8
Namenda® IR	-	0.1	-	-	0.1
Other	201.2	498.8	287.4	18.3	1,005.7
Less product sold through our former Anda Distribution business	n.a.	n.a.	n.a.	-	-
Total Net Revenues	$4,921.8	$4,270.9	$2,403.6	$18.3	$11,614.6

	Nine Months Ended September 30, 2016
	US Specialized Therapeutics	US General Medicine	International	Corporate	Total
Botox®	$1,454.0	$-	$592.9	$-	$2,046.9
Restasis®	1,026.4	-	49.7	-	1,076.1
Juvederm Collection**	325.3	-	304.2	-	629.5
Linzess®/Constella®	-	452.0	12.7	-	464.7
Lumigan®/Ganfort®	240.4	-	269.2	-	509.6
Bystolic® /Byvalson®	-	479.0	1.3	-	480.3
Alphagan®/Combigan®	274.3	-	127.3	-	401.6
Eye Drops	140.1	-	206.9	-	347.0
Namenda XR®	-	486.5	-	-	486.5
Lo Loestrin®	-	296.0	-	-	296.0
Breast Implants	149.2	-	112.5	-	261.7
Estrace® Cream	-	276.4	-	-	276.4
Viibryd®/Fetzima®	-	252.6	0.1	-	252.7
Alloderm®	-	-	-	-	-
Ozurdex ®	61.8	-	130.2	-	192.0
Vraylar™	-	51.1	-	-	51.1
Asacol®/Delzicol®	-	297.9	40.5	-	338.4
Carafate ® /Sulcrate ®	-	167.7	1.7	-	169.4
Zenpep®	-	145.1	-	-	145.1
Canasa®/Salofalk®	-	135.0	13.0	-	148.0
Aczone®	156.1	-	-	-	156.1
Coolsculpting Consumables	-	-	-	-	-
Armour Thyroid	-	121.8	-	-	121.8
Saphris®	-	123.6	-	-	123.6
Viberzi®	-	55.3	-	-	55.3
Namzaric®	-	38.0	-	-	38.0
Teflaro®	-	101.9	-	-	101.9
Rapaflo®	87.6	-	4.2	-	91.8
Coolsculpting Systems & Add On Applicators	-	-	-	-	-
Savella®	-	74.1	-	-	74.1
SkinMedica®	81.5	-	-	-	81.5
Minastrin® 24	-	247.5	1.4	-	248.9
Tazorac®	68.0	-	0.6	-	68.6
Latisse®	54.7	-	6.2	-	60.9
Avycaz®	-	26.9	-	-	26.9
Kybella® /Belkyra®	38.2	-	1.6	-	39.8
Dalvance®	-	26.7	-	-	26.7
Lexapro®	-	50.8	-	-	50.8
Liletta®	-	15.0	-	-	15.0
Enablex®	-	14.7	-	-	14.7
Namenda® IR	-	12.8	-	-	12.8
Other	83.2	442.5	251.9	26.5	804.1
Less product sold through our former Anda Distribution business	n.a.	n.a.	n.a.	(80.0)	(80.0)
Total Net Revenues	$4,240.8	$4,390.9	$2,128.1	$(53.5)	$10,706.3

**	Sales of fillers including Juvederm, Voluma and other fillers are referred to herein as the “Juvederm Collection.”

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

Inventories consisted of the following ($ in millions):

	September 30,	December 31,
	2017	2016
Raw materials	$316.0	$297.1
Work-in-process	134.5	145.4
Finished goods	544.8	357.7
	995.3	800.2
Less: inventory reserves	95.5	82.2
Total Inventories	$899.8	$718.0

As of September 30, 2017, finished goods included $5.1 million related to the fair-value step-up of acquired inventory as a result of the LifeCell Acquisition.

NOTE 10 — Investments and Other Assets

Investments in marketable securities, other investments and other assets consisted of the following ($ in millions):

	September 30, 2017	December 31, 2016
Marketable securities:
Short-term investments	$2,064.0	$8,062.3
Teva Shares	1,765.1	3,439.2
Total marketable securities	$3,829.1	$11,501.5
Investments and other assets:
Legacy Allergan deferred executive compensation investments	$112.4	$111.7
Equity method investments	11.8	12.8
Cost method investments	-	15.0
Other long-term investments	64.9	67.2
Taxes receivable	32.0	36.0
Other assets	48.8	39.4
Total investments and other assets	$269.9	$282.1

Investments in securities, including those classified in cash and cash equivalents due to the maturity term of the instrument, as of September 30, 2017 and December 31, 2016 included the following ($ in millions):

	Investments in Securities as of September 30, 2017:
Level 1	Carrying amount	Unrecognized gain	Unrecognized loss	Estimated fair value	Cash & cash equivalents	Marketable securities
Money market funds	$939.4	$-	$-	$939.4	$939.4	$-
Investment in Teva ordinary shares	1,765.1	-	-	1,765.1	-	1,765.1
Total	$2,704.5	$-	$-	$2,704.5	$939.4	$1,765.1

Level 2	Carrying amount	Unrecognized gain	Unrecognized loss	Estimated fair value	Cash & cash equivalents	Marketable securities
Commercial paper and other	$769.1	$-	$-	$769.1	$-	$769.1
Certificates of deposit	1,295.6	-	(0.7)	1,294.9	-	1,294.9
Total	$2,064.7	$-	$(0.7)	$2,064.0	$-	$2,064.0

	Investments in Securities as of December 31, 2016:
Level 1	Carrying amount	Unrecognized gain	Unrecognized loss	Estimated fair value	Cash & cash equivalents	Marketable securities
Money market funds	$1,238.9	$-	$-	$1,238.9	$1,238.9	$-
Total	$1,238.9	$-	$-	$1,238.9	$1,238.9	$-

Level 2	Carrying amount	Unrecognized gain	Unrecognized loss	Estimated fair value	Cash & cash equivalents	Marketable securities
Commercial paper and other	$3,909.7	$0.2	$-	$3,909.9	$-	$3,909.9
Investment in Teva ordinary shares	5,038.6	-	(1,599.4)	3,439.2	-	3,439.2
Certificates of deposit	4,152.4	-	-	4,152.4	-	4,152.4
Total	$13,100.7	$0.2	$(1,599.4)	$11,501.5	$-	$11,501.5

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

Marketable securities and investments consist of available-for-sale investments in money market securities, U.S. treasury and agency securities, and equity securities of publicly traded companies for which market prices are readily available. Unrealized gains or losses on marketable securities and investments are recorded in accumulated other comprehensive (loss) / income.  Realized gains or losses on marketable securities and investments are recorded in interest income.  The Company’s marketable securities and other long-term investments are classified as available-for-sale and are recorded at fair value based on quoted market prices using the specific identification method. These investments are classified as either current or non-current, as appropriate, in the Company’s consolidated balance sheets.  The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and maturity management.

Excluding the Company’s investment in Teva securities, the Company primarily considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. See Note 5 for further discussion of the Company’s investment in Teva Shares. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The Company’s policy requires investments to be investment grade with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio.

NOTE 11 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following ($ in millions):

	September 30, 2017	December 31, 2016
Accrued expenses:
Accrued third-party rebates	$1,645.9	$1,595.5
Accrued payroll and related benefits	550.0	581.1
Accrued returns	339.5	295.9
Contractual commitments	254.2	264.9
Royalties payable	181.6	146.6
Accrued pharmaceutical fees	144.5	221.3
Interest payable	144.0	294.2
Accrued R&D expenditures	139.0	154.0
Litigation-related reserves and legal fees	129.4	101.1
Accrued severance, retention and other shutdown costs	75.3	86.2
Accrued non-provision taxes	70.6	55.0
Accrued selling and marketing expenditures	56.6	95.9
Current portion of contingent consideration obligations	31.2	511.0
Dividends payable	24.6	23.2
Other accrued expenses	470.5	368.2
Total accrued expenses	$4,256.9	$4,794.1
Accounts payable	284.8	224.9
Total Accounts Payable and Accrued Expenses	$4,541.7	$5,019.0

NOTE 12 — Goodwill, Product Rights and Other Intangible Assets

The Company’s goodwill by segment consisted of the following ($ in millions):

	US Specialized Therapeutics	US General Medicine	International	Total
Balance as of December 31, 2016	$18,433.2	$21,426.6	$6,496.3	$46,356.1
Additions through acquisitions	2,454.8	-	245.9	2,700.7
Measurement period adjustments	(25.9)	(14.1)	-	(40.0)
Foreign exchange and other adjustments	-	-	754.1	754.1
Balance as of September 30, 2017	$20,862.1	$21,412.5	$7,496.3	$49,770.9

As of September 30, 2017 and December 31, 2016, the gross balance of goodwill, pre-impairments, was $49,788.2 million and $46,373.4 million, respectively.

The following items had a significant impact on goodwill in the nine months ended September 30, 2017:

•	An increase in goodwill of $1,449.1 million resulting from the LifeCell Acquisition; and
•	An increase in goodwill of $1,204.3 million resulting from the Zeltiq Acquisition.

Product rights and other intangible assets consisted of the following ($ in millions):

Cost Basis	Balance as of December 31, 2016	Acquisitions	Impairments	IPR&D to CMP Transfers	Held for sale	Foreign Currency Translation	Balance as of September 30, 2017
Intangibles with definite lives:
Product rights and other related intangibles	$67,801.4	$3,866.9	$-	$1,119.1	$-	$705.2	$73,492.6
Trade name	690.0	-	-	-	-	-	690.0
Total definite-lived intangible assets	$68,491.4	$3,866.9	$-	$1,119.1	$-	$705.2	$74,182.6
Intangibles with indefinite lives:
IPR&D	$8,758.3	$10.0	$(1,245.3)	$(1,119.1)	$(6.8)	$8.6	$6,405.7
Total indefinite-lived intangible assets	$8,758.3	$10.0	$(1,245.3)	$(1,119.1)	$(6.8)	$8.6	$6,405.7
Total product rights and related intangibles	$77,249.7	$3,876.9	$(1,245.3)	$-	$(6.8)	$713.8	$80,588.3

Accumulated Amortization	Balance as of December 31, 2016	Amortization	Impairments	Foreign Currency Translation	Balance as of September 30, 2017
Intangibles with definite lives:
Product rights and other related intangibles	$(14,493.9)	$(5,216.9)	$(3,876.0)	$(107.3)	$(23,694.1)
Trade name	(137.2)	(58.1)	-	-	(195.3)
Total definite-lived intangible assets	$(14,631.1)	$(5,274.9)	$(3,876.0)	$(107.3)	$(23,889.4)
Total product rights and related intangibles	$(14,631.1)	$(5,274.9)	$(3,876.0)	$(107.3)	$(23,889.4)
Net Product Rights and Other Intangibles	$62,618.6				$56,698.9

The following items had a significant impact on net product rights and other intangibles in the nine months ended September 30, 2017:

•	The Company acquired $2,020.0 million of intangible assets in connection with the LifeCell Acquisition in the nine months ended September 30, 2017;
•	The Company acquired $1,185.0 million of intangible assets in connection with the Zeltiq Acquisition in the nine months ended September 30, 2017;
•

The Company reacquired rights on select licensed products promoted in the Company’s US General Medicine segment in an aggregate value of  $574.0 million in the nine months ended September 30, 2017.  As part of the rights reacquired, the Company is no longer obligated to pay royalties on the specific products, which increases the Company’s segment gross margin percentage;

•

The Company evaluated all of its dry eye related assets for impairment as a result of the U.S. District Court for the Eastern District of Texas issuing an adverse trial decision finding that the four asserted patents covering Restasis® (Cyclosporine Ophthalmic Emulsion) 0.05% are invalid.   As a result of our review of all potential scenarios relating to these assets and a decrease in our assessment of the likelihood of revenue extending through the full patent term of 2024, the Company recognized an impairment of $3,230.0 million related to Restasis® as well as $164.0 million related to other Dry Eye IPR&D assets obtained in the Allergan acquisition in the three and nine months ended September 30, 2017;

•

The Company impaired the intangible asset related to Aczone® by $646.0 million as a result of recent market dynamics, including erosion in the brand acne market, an anticipated decline in the market outlook, and recent generic entrants in the three and nine months ended September 30, 2017;

•

The Company impaired a CNS IPR&D project obtained as part of the Allergan acquisition by $486.0 million related to an anticipated approval delay due to certain product specifications in the nine months ended September 30, 2017;

•

The Company impaired an IPR&D asset acquired as part of the Warner Chilcott acquisition by $21.0 million and $278.0 million in the three and nine months ended September 30, 2017, respectively, due to a delay in anticipated launch of a women’s healthcare project coupled with an anticipated decrease in product demand;

•

The Company terminated its License, Transfer and Development Agreement for SER-120 (nocturia) with Serenity Pharmaceuticals, LLC. As a result of this termination, the Company recorded an impairment of $140.0 million on the IPR&D intangible asset obtained as part of the Allergan acquisition;

•	The Company impaired a women’s healthcare IPR&D project by $91.3 million based on the Company’s intention to divest the non-strategic asset in the nine months ended September 30, 2017;
•

The Company impaired an IPR&D eye care project obtained as part of the Allergan acquisition by $44.0 million as a result of decrease in projected cash flows due to a decline in market demand assumptions in the nine months ended September 30, 2017;

•	The Company impaired an IPR&D eye care project obtained as part of the Allergan acquisition by $20.0 million in the nine months ended September 30, 2017;
•	The Company impaired an IPR&D medical aesthetics project obtained as part of the Allergan acquisition by $17.0 million in the three and nine months ended September 30, 2017; and
•	The Company reclassified certain intangible assets from IPR&D to CMP primarily related to Juvederm®, Rhofade® and TrueTear™ upon approval of the products.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights and other related intangibles as of September 30, 2017 over the remainder of 2017 and each of the next five years is estimated to be as follows ($ in millions):

Amortization Expense
2017 remaining	$1,913.4
2018	$6,420.4
2019	$6,014.0
2020	$5,692.8
2021	$4,753.4
2022	$4,387.1

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

NOTE 13 — Long-Term Debt and Capital Leases

Total debt and capital leases consisted of the following ($ in millions):

	Balance As of		Fair Market Value As of
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Senior Notes:
Floating Rate Notes
$500.0 million floating rate notes due March 12, 2018 *	$500.0	$500.0	$501.8	$502.5
$500.0 million floating rate notes due March 12, 2020 **	500.0	500.0	509.0	509.4
	1,000.0	1,000.0	1,010.8	1,011.9
Fixed Rate Notes
$1,000.0 million 1.850% notes due March 1, 2017	-	1,000.0	-	1,001.1
$500.0 million 1.300% notes due June 15, 2017	-	500.0	-	499.7
$1,200.0 million 1.875% notes due October 1, 2017	-	1,200.0	-	1,202.5
$3,000.0 million 2.350% notes due March 12, 2018	3,000.0	3,000.0	3,008.9	3,018.0
$250.0 million 1.350% notes due March 15, 2018	250.0	250.0	249.4	248.4
$1,050.0 million 4.375% notes due February 1, 2019	350.0	1,050.0	361.0	1,090.0
$500.0 million 2.450% notes due June 15, 2019	500.0	500.0	503.5	501.2
$400.0 million 6.125% notes due August 14, 2019	400.0	400.0	430.0	437.7
$3,500.0 million 3.000% notes due March 12, 2020	3,500.0	3,500.0	3,562.8	3,541.8
$650.0 million 3.375% notes due September 15, 2020	650.0	650.0	668.5	663.6
$750.0 million 4.875% notes due February 15, 2021	450.0	750.0	485.1	803.3
$1,200.0 million 5.000% notes due December 15, 2021	1,200.0	1,200.0	1,317.3	1,297.7
$3,000.0 million 3.450% notes due March 15, 2022	3,000.0	3,000.0	3,102.0	3,030.7
$1,700.0 million 3.250% notes due October 1, 2022	1,700.0	1,700.0	1,740.5	1,693.1
$350.0 million 2.800% notes due March 15, 2023	350.0	350.0	348.5	335.6
$1,200.0 million 3.850% notes due June 15, 2024	1,200.0	1,200.0	1,255.3	1,211.7
$4,000.0 million 3.800% notes due March 15, 2025	4,000.0	4,000.0	4,146.3	3,995.6
$2,500.0 million 4.550% notes due March 15, 2035	2,500.0	2,500.0	2,658.6	2,458.5
$1,000.0 million 4.625% notes due October 1, 2042	456.7	1,000.0	479.3	967.6
$1,500.0 million 4.850% notes due June 15, 2044	1,500.0	1,500.0	1,637.7	1,496.4
$2,500.0 million 4.750% notes due March 15, 2045	1,200.0	2,500.0	1,300.8	2,466.9
	26,206.7	31,750.0	27,255.5	31,961.1

Euro Denominated Notes
€750.0 million 0.500% notes due June 1, 2021	884.0	-	887.4	-
€700.0 million 1.250% notes due June 1, 2024	825.0	-	832.0	-
€550.0 million 2.125% notes due June 1, 2029	648.2	-	662.2	-
€700.0 million floating rate notes due June 1, 2019 ***	825.0	-	825.6	-
	3,182.2	-	3,207.2	-
Total Senior Notes Gross	30,388.9	32,750.0	31,473.5	32,973.0
Unamortized premium	104.1	171.2	-	-
Unamortized discount	(84.8)	(95.8)	-	-
Total Senior Notes Net	30,408.2	32,825.4	31,473.5	32,973.0
Other Indebtedness
Debt Issuance Costs	(126.6)	(144.6)
Other	51.8	85.5
Total Other Borrowings	(74.8)	(59.1)
Capital Leases	2.7	2.4
Total Indebtedness	$30,336.1	$32,768.7

*	Interest on the 2018 floating rate note is three month USD LIBOR plus 1.080% per annum
**	Interest on the 2020 floating rate note is three month USD LIBOR plus 1.255% per annum
***	Interest on the €700.0 million floating rate notes is the three month EURIBOR plus 0.350% per annum

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

Senior Notes

Borrowings

Euro Denominated Notes

On May 26, 2017, Allergan Funding SCS (formerly known as Actavis Funding SCS), a limited partnership (société en commandite simple) organized under the laws of the Grand Duchy of Luxembourg and an indirect wholly-owned subsidiary of Allergan plc, issued €700.0 million floating rate notes due 2019 (the “2019 Floating Rate Notes”), €750.0 million 0.500% notes due 2021 (the “0.500% 2021 Notes”), €750.0 million 1.250% notes due 2024 (the “1.250% 2024 Notes”), and €550.0 million 2.125% notes due 2029 (the “2.125% 2029 Notes”), collectively the “Euro Denominated Notes”. The notes are fully and unconditionally guaranteed by Allergan Funding SCS’s indirect parents, Warner Chilcott Limited and Allergan Capital S.a.r.l. (“Allergan Capital”, formerly known as Actavis Capital S.a.r.l.), and by Allergan Finance, LLC, a subsidiary of Allergan Capital, on an unsecured and unsubordinated basis.

Interest on the 2019 Floating Rate Notes is payable quarterly on March 1, June 1, September 1 and December 1 of each year, and began on September 1, 2017.  Interest on the 0.500% 2021 Notes, the 1.250% 2024 Notes, and the 2.125% 2029 Notes is payable annually on June 1 of each year and will begin on June 1, 2018.

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

Credit Facility Indebtedness

On August 2, 2016, the Company repaid the remaining balances of all outstanding term-loan indebtedness and terminated its then-existing revolving credit facility with proceeds from the Teva Transaction. The interest expense on the then-outstanding indebtedness in the nine months ended September 30, 2016 was $116.2 million.

Revolving Credit Facility

On June 14, 2017, Allergan plc and certain of its subsidiaries entered into a revolving credit and guaranty agreement (the “Revolver Agreement”) among Allergan Capital, as borrower, Allergan plc, as Ultimate Parent; Warner Chilcott Limited, as Intermediate Parent and Subsidiary Guarantor; Allergan Finance LLC., Allergan Funding SCS, as Subsidiary Guarantors; the lenders from time to time party thereto (the “Revolving Lenders”); J.P. Morgan Chase Bank as Administrative Agent; J.P. Morgan Europe Limited, as London Agent; and the other financial institutions party thereto. Under the Revolver Agreement, the Revolving Lenders have committed to provide an unsecured five-year revolving credit facility in an aggregate principal amount of up to $1.5 billion, with the ability to increase the revolving credit facility by $500.0 million to an aggregate principal amount of up to $2.0 billion.

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

The Company was subject to, and as of September 30, 2017 was in compliance with all, financial and operational covenants under the terms of the Revolver Agreement. At September 30, 2017, there were no outstanding borrowings or letters of credit outstanding under the Revolver Agreement.

Annual Debt Maturities

As of September 30, 2017, annual debt maturities were as follows ($ in millions):

Total Payments
2017 remaining	$-
2018	3,750.0
2019	2,075.0
2020	4,650.0
2021	2,534.0
2022	4,700.0
2023 and after	12,679.9
$30,388.9
Capital leases	2.7
Debt issuance costs	(126.6)
Other short-term borrowings	51.8
Unamortized premium	104.1
Unamortized discount	(84.8)
Total Indebtedness	$30,336.1

Amounts represent total anticipated cash payments assuming scheduled repayments.

NOTE 14 — Other Long-Term Liabilities

Other long-term liabilities consisted of the following ($ in millions):

	September 30,	December 31,
	2017	2016
Acquisition related contingent consideration liabilities	$528.6	$661.1
Long-term pension and post retirement liability	204.2	201.6
Legacy Allergan deferred executive compensation	114.0	111.7
Long-term severance and restructuring liabilities	49.9	22.0
Deferred revenue	38.7	15.7
Product warranties	27.4	28.1
Long-term contractual obligations	23.1	25.3
Other long-term liabilities	21.1	19.5
Total other long-term liabilities	$1,007.0	$1,085.0

NOTE 15 — Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2017 was 27.6% compared to 48.0% for the nine months ended September 30, 2016. The effective tax rate for the nine months ended September 30, 2017 was favorably impacted by income earned in jurisdictions with tax rates lower than the Irish statutory rate and U.S. losses, including the impairment of intangible assets, tax benefited at rates greater than the Irish statutory rate. The tax benefits related to the impairment of intangible assets recorded during the nine months ended September 30, 2017 were $1,805.9 million.  The effective tax rate was unfavorably impacted by pre-tax charges for the impairment of the Company’s investment in Teva Shares of $3,273.5 million and the tax impact of amortization of intangible assets, both at rates less than the Irish statutory rate. During the nine months ended September 30, 2017, the Company determined that a temporary difference related to excess tax over book basis in a U.S. subsidiary will reverse in the foreseeable future and recorded a corresponding tax benefit of $175.0 million.

The effective tax rate for the nine months ended September 30, 2016 was favorably impacted by income earned in jurisdictions with tax rates lower than the Irish statutory rate and U.S. losses tax benefited at rates greater than the Irish statutory rate.  Additionally, the tax benefit for the nine months ended September 30, 2016 included, the following items: an expense of $179.5 million primarily related to a change in a valuation allowance on a portion of U.S. capital loss carryforwards resulting from restructuring associated with the sale of the global generics business, a benefit of $48.2 million related to the change in tax rates applicable to certain temporary differences, a benefit of $40.3 million for the recognition of previously unrecognized tax benefits and a benefit of $37.9 million for the New Jersey Grow income tax credit.

The effective tax rate for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was impacted by impairment charges tax benefited at a less favorable rate.

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

The Company has several concurrent audits open and pending with the Internal Revenue Service (“IRS”) as set forth below:

IRS Audits	Tax Years
Allergan W.C. Holding Inc. (formerly known as Actavis W.C. Holding Inc.)	2013 and 2014
Warner Chilcott Corporation	2010, 2011, 2012 and 2013
Forest Laboratories, Inc.	2010, 2011, 2012, 2013 and 2014
Allergan, Inc.	2009, 2010, 2011, 2012 and 2013
LifeCell Corporation	2014

NOTE 16 — Shareholders’ Equity

A summary of the changes in shareholders’ equity for the nine months ended September 30, 2017 consisted of the following ($ in millions):

Allergan plc
Shareholders’ equity as of December 31, 2016	$76,192.7
Increase in additional paid in capital for share-based compensation plans	220.8
Tax impact of change in accounting for share-based compensation plans	20.8
Net (loss) attributable to shareholders	(7,246.8)
Proceeds from stock plans	167.2
Dividends on ordinary shares	(708.2)
Dividends on preferred shares	(208.8)
Repurchase of ordinary shares	(36.4)
Non-cash issuance of shares	8.5
Net impact of other-than-temporary loss on investment in Teva securities	1,599.4
Other comprehensive income	1,150.2
Shareholders’ equity as of September 30, 2017	$71,159.4

Warner Chilcott Limited
Members' equity as of December 31, 2016	$88,085.7
Tax impact of change in accounting for share-based compensation plans	20.8
Net (loss) attributable to members	(7,099.7)
Dividend to Parent	(5,120.9)
Net impact of other-than-temporary loss on investment in Teva securities	1,599.4
Other comprehensive income	1,150.2
Members' equity as of September 30, 2017	$78,635.5

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

During the nine months ended September 30, 2017, the Company settled the accelerated share repurchase program, which resulted in the Company repurchasing an additional 4.2 million ordinary shares.

On September 25, 2017, the Company’s Board of Directors approved a $2.0 billion share repurchase program.  As of September 30, 2017, the Company has not repurchased any shares under the program.

Quarterly Dividend

During the third quarter of 2017, the Company authorized a quarterly dividend of $0.70 per ordinary share, or $235.5 million in the aggregate, which was paid on September 15, 2017 to shareholders of record at the close of business on August 18, 2017.  For the nine months ended September 30, 2017, the Company has paid $708.2 million of dividends on ordinary shares.  On October 27, 2017, the Company authorized a quarterly dividend of $0.70 per ordinary share for the fourth quarter of 2017.  The Company also announced that its Board of Directors has approved an increase to its quarterly cash dividend for 2018 to $0.72 per ordinary share.

Preferred Shares

In both the nine months ended September 30, 2017 and 2016, the Company paid $208.8 million of dividends on preferred shares. Each preferred share will automatically convert to ordinary shares on March 1, 2018.

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

The movements in accumulated other comprehensive income for the three and nine months ended September 30, 2017 were as follows ($ in millions):

	Foreign Currency Translation Items	Unrealized (losses) / gains net of tax	Total Accumulated Other Comprehensive Income / (Loss)
Balance as of December 31, 2016	$534.7	$(1,573.1)	$(1,038.4)
Other comprehensive gain / (loss) before reclassifications into general and administrative	860.4	203.6	1,064.0
Net impact of other-than-temporary loss on investment in Teva securities	-	1,599.4	1,599.4
Total other comprehensive income	860.4	1,803.0	2,663.4
Balance as of June 30, 2017	$1,395.1	$229.9	$1,625.0

Net impact of other-than-temporary loss on investment in Teva securities	-	(207.7)	(207.7)
Other comprehensive gain / (loss) before reclassifications into general and administrative	280.8	13.1	293.9
Total other comprehensive income	280.8	(194.6)	86.2
Balance as of September 30, 2017	$1,675.9	$35.3	$1,711.2

The movements in accumulated other comprehensive (loss) / income for the three and nine months ended September 30, 2016 were as follows ($ in millions):

	Foreign Currency Translation Items	Unrealized gains net of tax	Total Accumulated Other Comprehensive (Loss) / Income
Balance as of December 31, 2015	$(564.3)	$70.2	$(494.1)
Other comprehensive gain / (loss) before reclassifications into general and administrative	192.9	(15.9)	177.0
Total other comprehensive income / (loss)	192.9	(15.9)	177.0
Balance as of June 30, 2016	$(371.4)	$54.3	$(317.1)

Other comprehensive gain / (loss) before reclassifications into general and administrative	(19.1)	54.9	35.8
Impact of Teva Transaction	1,540.6	4.2	1,544.8
Net impact of other-than-temporary loss on investment in Teva securities	-	(664.2)	(664.2)
Total other comprehensive (loss) / income	1,521.5	(605.1)	916.4
Balance as of September 30, 2016	$1,150.1	$(550.8)	$599.3

NOTE 17 — Hedging Activities

The Company’s revenue, earnings, cash flows and fair value of its assets and liabilities can be impacted by fluctuations in foreign exchange risks and interest rates, as applicable. The Company manages the impact of foreign exchange risk and interest rate movements through operational means and through the use of various financial instruments, including derivative instruments such as foreign currency derivatives.  As of September 30, 2017 and December 31, 2016, there were no outstanding foreign currency instruments.

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

Net Investment Hedge

In the normal course of business, we manage certain foreign exchange risks through a variety of strategies, including hedging.  Our hedging strategies include the use of derivatives, including net investment hedges.

For net investment hedges, the effective portion of the gains and losses on the instruments arising from the effects of foreign exchange are recorded in the currency translation adjustment component of accumulated other comprehensive income / (loss), consistent with the underlying hedged item. Hedging transactions are limited to an underlying exposure. As a result, any change in the value of our hedging instruments would be substantially offset by an opposite change in the value of the underlying hedged items. We do not use derivative instruments for trading or speculative purposes.

The Company is exposed to foreign exchange risk in its international operations from foreign currency purchases, net investments in foreign subsidiaries, and foreign currency assets and liabilities created in the normal course of business, including the Euro Denominated Notes. In the nine months ended September 30, 2017, we used effective net investment hedges to partially offset the effects of foreign currency on our investments in certain of our foreign subsidiaries. The total notional amount of our instruments designated as net investment hedges was $3.5 billion as of September 30, 2017.  During the three and nine months ended September 30, 2017, the impact of the net investment hedges on other comprehensive income was a loss of $94.1 million and $151.3 million, respectively.

NOTE 18 — Fair Value Measurement

Assets and liabilities are measured at fair value using Fair Value Leveling or disclosed at fair value on a recurring basis and as of September 30, 2017 and December 31, 2016 consisted of the following ($ in millions):

	Fair Value Measurements as of September 30, 2017 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents *	$939.4	$939.4	$-	$-
Short-term investments	2,064.0	-	2,064.0	-
Deferred executive compensation investments	112.4	92.0	20.4	-
Foreign currency derivatives	-	-	-	-
Investment in Teva ordinary shares	1,765.1	1,765.1	-	-
Investments and other	76.7	76.7	-	-
Total assets	$4,957.6	$2,873.2	$2,084.4	$-
Liabilities:
Deferred executive compensation liabilities	$114.0	$93.6	$20.4	$-
Contingent consideration obligations	559.8	-	-	559.8
Total liabilities	$673.8	$93.6	$20.4	$559.8

	Fair Value Measurements as of December 31, 2016 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents*	$1,238.9	$1,238.9	$-	$-
Short-term investments	8,062.3	-	8,062.3
Deferred executive compensation investments	111.7	90.5	21.2
Foreign currency derivatives	0.1	-	0.1	-
Investment in Teva ordinary shares	3,439.2	-	3,439.2	-
Investments and other	95.0	95.0	-	-
Total assets	$12,947.2	$1,424.4	$11,522.8	$-
Liabilities:
Deferred executive compensation liabilities	$111.7	$90.5	$21.2	$-
Contingent consideration obligations	1,172.1	-	-	1,172.1
Total liabilities	$1,283.8	$90.5	$21.2	$1,172.1

*	Marketable securities with less than 90 days remaining until maturity at the time of acquisition are classified as cash equivalents.

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

	Three Months Ended
Expense / (income)	September 30, 2017	September 30, 2016
Cost of sales	$(67.0)	$10.4
Research and development	0.2	5.5
General and administrative	-	-
Total	$(66.8)	$15.9

	Nine Months Ended
Expense / (income)	September 30, 2017	September 30, 2016
Cost of sales	$(127.3)	$13.4
Research and development	75.7	65.8
General and administrative	-	0.1
Total	$(51.6)	$79.3

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2017 and 2016 ($ in millions):

	Balance as of December 31, 2016	Net transfers in to (out of) Level 3	Purchases, settlements, and other net	Net accretion and fair value adjustments	Balance as of September 30, 2017
Liabilities:
Contingent consideration obligations	$1,172.1	$-	$(560.7)	$(51.6)	$559.8

	Balance as of December 31, 2015	Net transfers in to (out of) Level 3	Purchases, settlements, and other net	Net accretion and fair value adjustments	Balance as of September 30, 2016
Liabilities:
Contingent consideration obligations	$868.0	$-	$3.8	$79.3	$951.1

During the nine months ended September 30, 2017, the following activity in contingent consideration obligations from the following business acquisitions was incurred ($ in millions):

Business Acquisition	Balance as of December 31, 2016	Fair Value Adjustments and Accretion	Payments and Other	Balance as of September 30, 2017
Tobira Acquisition	$514.4	$19.5	$(301.6)	$232.3
Allergan Acquisition	199.6	(6.8)	(110.0)	82.8
Medicines 360 acquisition	127.5	(69.6)	(15.5)	42.4
AqueSys Acquisition	103.9	(35.5)	(25.0)	43.4
Oculeve Acquisition	99.5	54.3	(100.0)	53.8
ForSight Acquisition	65.4	2.0	-	67.4
Metrogel acquisition	15.0	0.1	(7.6)	7.5
Forest Acquisition	11.0	3.2	(1.5)	12.7
Uteron acquisition	8.2	(8.2)	-	-
Other	27.6	(10.6)	0.5	17.5
Total	$1,172.1	$(51.6)	$(560.7)	$559.8

The Company has made contingent consideration milestone payments of $549.1 million in the nine months ended September 30, 2017, respectively, including $41.2 million within operating cash flows in the nine months ended September 30, 2017.

NOTE 19 — Business Restructuring Charges

During 2017, activity related to our business restructuring and facility rationalization activities primarily related to the cost optimization initiatives in conjunction with the LifeCell and Zeltiq acquisitions, international restructurings and non-acquisition related restructurings. Restructuring activities for the nine months ended September 30, 2017 were as follows ($ in millions):

	Severance and Retention	Share-Based Compensation	Other	Total
Reserve balance at December 31, 2016	$68.5	$-	$39.7	$108.2
Charged to expense
Cost of sales	40.4	-	-	40.4
Research and development	17.8	-	-	17.8
Selling and marketing	46.6	-	-	46.6
General and administrative	20.5	34.4	13.0	67.9
Total expense	125.3	34.4	13.0	172.7
Cash payments	(77.9)	(31.5)	(35.8)	(145.2)
Other reserve impact	(7.6)	(2.9)	-	(10.5)
Reserve balance at September 30, 2017	$108.3	$-	$16.9	$125.2

As part of the Company’s internal optimization restructuring programs, the Company incurred severance and other restructuring costs relating to the commercial organization of $20.0 million as the Company intends to eliminate approximately 400 commercial organization positions.  In addition, restructuring charges in the nine months ended September 30, 2017 includes $13.7 million of severance and restructuring costs related to a planned internal reduction of approximately 100 employees within the Company’s R&D organization and $39.7 million of severance and restructuring costs relating to the global manufacturing operations initiating plans to close certain facilities. In the three months ended September 30, 2017, the Company reversed certain charges related to a portion of anticipated internal restructurings which are no longer occurring based on revised portfolio prioritizations and the timing of select R&D projects.

During the three months ended September 30, 2017 and 2016, the Company recognized restructuring charges of $31.8 million and $37.7 million, respectively. During the nine months ended September 30, 2017 and 2016, the Company recognized restructuring charges of $172.7 million and $72.0 million, respectively.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued. As of September 30, 2017, the Company’s consolidated balance sheet includes accrued loss contingencies of approximately $75.0 million.

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

Antitrust Litigation

Asacol® Litigation. Two class action complaints were filed on June 22, 2015, and three more on September 21, 2015, in federal court in Massachusetts on behalf of a putative class of indirect purchasers. In each complaint plaintiffs allege that they paid higher prices for Warner Chilcott’s Asacol® HD and Delzicol® products as a result of Warner Chilcott’s alleged actions preventing or delaying generic competition in the market for Warner Chilcott’s older Asacol® product in violation of U.S. federal antitrust laws and/or state laws. Plaintiffs seek unspecified injunctive relief, treble damages and/or attorneys’ fees. Defendants moved to dismiss the indirect purchasers’ complaint. A hearing was held on the motion to dismiss on May 11, 2016.  On July 20, 2016, the court issued a decision granting the motion in part, dismissing the indirect purchaser plaintiffs’ claims based on purported reverse payments and dismissing several of indirect purchaser plaintiffs’ claims based on state laws. On August 15, 2016, the indirect purchaser plaintiffs filed a second amended complaint.  The Company filed an answer to the second amended complaint on October 4, 2016.  Complaints were also filed on behalf of a putative class of direct purchasers of Asacol® in federal court in New York on April 26, 2016, and on June 29, 2016, in each case making similar allegations to the complaints filed by the indirect purchaser plaintiffs.  Those matters have been consolidated with the indirect purchaser cases in the federal court in Massachusetts.   On October 11, 2016, the Company filed a motion to dismiss the direct purchasers’ consolidated complaint and oral argument on the motion was held on December 16, 2016.  On February 10, 2017, the court issued an order granting in part and denying in part the Company’s motion to dismiss. The Company has reached a tentative agreement with the direct purchaser plaintiffs to settle their claims.  The Company has filed a motion for summary judgment seeking dismissal of the indirect purchaser plaintiffs’ claims.

Botox® Litigation. A class action complaint was filed in federal court in California on February 24, 2015, and amended May 29, 2015, alleging unlawful market allocation in violation of Section 1 of the Sherman Act, 15 U.S.C. §1, agreement in restraint of trade in violation of 15 U.S.C. §1 of the Sherman Act, unlawful maintenance of monopoly market power in violation of Section 2 of the Sherman Act, 15 U.S.C. §2 of the Sherman Act, violations of California’s Cartwright Act, Section 16700 et seq. of Calif. Bus. and

Prof. Code, and violations of California’s unfair competition law, Section 17200 et seq. of Calif. Bus. and Prof. Code. In the complaint, plaintiffs seek an unspecified amount of treble damages.  On July 19, 2016, plaintiffs filed a motion for class certification.  On October 14, 2016, the Company filed an opposition to plaintiffs’ motion for class certification.  Oral argument on the class certification motion was heard on January 13, 2017.  On June 13, 2017, the court granted plaintiff’s motion for class certification.  In September 2017, the parties filed cross motions for summary judgement, which were heard by the court on October 27, 2017.

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

On June 6, 2014, a separate antitrust class action complaint was filed in the federal district court in Delaware against the same defendants as in the Apotex case. The complaint alleges that defendants unlawfully excluded or delayed generic competition in the gatifloxacin ophthalmic formulations market (generic versions of ZYMAR® and ZYMAXID®). On September 18, 2014, Allergan Inc. filed a motion to dismiss for lack of subject matter jurisdiction and joined in co-defendants’ motion to dismiss for failure to state a claim. On August 19, 2015, the court granted Allergan Inc.’s motion to dismiss. On September 18, 2015, plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit. The Third Circuit oral argument was held on June 13, 2016.  On September 7, 2016, the U.S. Court of Appeals for the Third Circuit vacated the District Court’s granting of Allergan Inc.’s motion to dismiss and remanded to the District Court for further proceedings.  The Third Circuit denied the Company’s petition for a rehearing on October 4, 2016.  On October 18, 2017, the parties reached a tentative settlement.

Commercial Litigation

Celexa®/Lexapro® Class Actions. Forest and certain of its affiliates have been named as defendants in multiple federal court actions relating to the promotion of Celexa® and/or Lexapro® all of which have been consolidated in the Celexa®/Lexapro® MDL proceeding in the federal district court in Massachusetts. On November 13, 2013, an action was filed in federal court in Minnesota which sought to certify a nationwide class of third-party payor entities that purchased Celexa® and Lexapro® for pediatric use. The complaint asserts claims under the federal Racketeer Influenced and Corrupt Organizations (“RICO”) Act, alleging that Forest engaged in an off-label marketing scheme and paid illegal kickbacks to physicians to induce prescriptions of Celexa® and Lexapro®.  Forest moved to dismiss the complaint on December 12, 2014, and the court thereafter issued a ruling dismissing plaintiff’s claims under Minnesota’s Deceptive Trade Practices Act, but denying the remaining portions of the motion. A motion for class certification was filed in February, 2016, and denied on June 2, 2016.  Thereafter, plaintiffs filed a 23(f) petition requesting leave to appeal the denial of class certification which the First Circuit denied on December 7, 2016. On January 19, 2017, plaintiff filed a motion for summary judgment on the Company’s statute of limitation affirmative defense and the Company filed a cross motion for summary judgment on February 23, 2017.  In addition, plaintiff in the action filed a second motion for class certification on February 28, 2017. Forest has filed a motion for summary judgment on all counts of the complaint.

On August 28, 2014, an action was filed in the federal district court in Washington seeking to certify a nationwide class of consumers and subclasses of Washington and Massachusetts consumers that purchased Celexa® and Lexapro® for pediatric use. The complaint asserts claims under the federal RICO statute, alleging that Forest engaged in an off-label marketing scheme and paid illegal kickbacks to physicians to induce prescriptions of Celexa® and Lexapro®.  Forest moved to dismiss the complaint on December 19, 2014. On June 16, 2015, the court issued a ruling on the motion to dismiss, granting it in part and denying it in part. Plaintiffs thereafter filed an amended complaint. Forest moved to dismiss the amended complaint.  On June 9, 2016, the court denied Forest’s motion.  On March 3, 2017, plaintiffs in this action filed a motion for class certification, which motion was denied by the court. On September 15, 2017, Forest filed a motion for summary judgment on all counts of the complaint.

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

Prescription Opioid Drug Abuse Litigation. The Company has been named as a defendant in approximately 82 matters relating to the promotion and sale of prescription opioid pain relievers and additional suits may be filed.

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

On May 31, 2017, the State of Ohio filed a lawsuit in Ohio state court against several pharmaceutical manufacturers.  The Ohio action parallels the allegations in the Chicago matter and seeks monetary and equitable relief.  Since the filing of the complaint by the State of Ohio, additional cases have been filed, including cases filed by the States of Oklahoma and New Mexico, but mainly by political subdivisions of states (ie., counties and municipalities) in state and federal courts across the country.  In addition, a putative class action was filed in the United States District Court for the Western District of Arkansas on behalf of Arkansas residents who were prescribed an opioid product or were prescribed an opioid product and were treated for an overdose or addiction against several pharmaceutical manufacturers.  The claims in the additional cases largely parallel the claims in the California, Chicago, Mississippi and Ohio matters.  The Company is aware that other states and political subdivisions are considering filing comparable actions against, among others, manufacturers and parties that promoted prescription opioid pain relievers.

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

Zeltiq Advertising Litigation.  On April 26, 2017, a putative class action lawsuit was filed against Zeltiq Aesthetics, Inc. in state court in California alleging that Zeltiq misled customers regarding the promotion of its CoolSculpting product and the product’s premarket notification clearance status.  On May 30, 2017, the case was removed to the United States District Court for the Central District of California.  On July 20, 2017, Plaintiffs filed an amended complaint.  In August 2017, Zeltiq filed a motion to dismiss the amended complaint.

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

Patent Litigation

Patent Enforcement Matters

Aczone ® Gel, 7.5%.  In June and July 2017, Allergan, Inc. brought actions for infringement of U.S. Patent No. 9,517,219 (the “‘219 patent”) in the U.S. District Court for the District of Delaware against Taro Pharmaceutical Industries Ltd. and Taro Pharmaceuticals, Inc. (collectively, “Taro”).  Taro had notified Allergan in April and July 2017, that it filed an ANDA with the FDA seeking to obtain approval to market a generic version of Aczone® Gel, 7.5% before the ‘219 patent expires in November 2033.  These lawsuits triggered automatic stays of approval of Taro’s ANDA that expire no earlier than October 2019 and January 2020, respectively (unless there is a final court decision adverse to Plaintiff sooner). Trial has been scheduled for February 4, 2019, assuming the parties consent to Magistrate Judge Fallon conducting all proceedings in the case.  Otherwise, when the case is ready for trial the court will assign a district judge and the pre-trial and trial dates will be set depending on the district judge’s schedule.

Amrix®. In August 2014, Aptalis Pharmatech, Inc. (“Aptalis”) and Ivax International GmbH (“Ivax”), Aptalis’s licensee for Amrix, brought an action for infringement of U.S. Patent No. 7,790,199 (the “’199 patent”), and 7,829,121 (the “’121 patent”) in the U.S. District Court for the District of Delaware against Apotex Inc. and Apotex Corp. (collectively “Apotex”). Apotex has notified Aptalis that it has filed an ANDA with the FDA seeking to obtain approval to market a generic version of Amrix before these patents expire. (The ’199 and ’121 patents expire in November 2023.) This lawsuit triggered an automatic stay of approval of Apotex’s ANDA until no earlier than December 27, 2016 (unless there is a final court decision adverse to Plaintiffs sooner, and subject to any other exclusivities, such as a first filer 180 day market exclusivity). A bench trial concluded on November 17, 2015. Post-trial briefing concluded on April 8, 2016. On December 8, 2016, the court entered an order, opinion and judgment in favor of Plaintiffs and against Apotex, that Apotex infringes the asserted claims of the ‘199 and ‘121 patents.  On December 8, 2016, Apotex filed a notice of appeal.  Apotex filed its opening brief on February 15, 2017.  Aptalis and Ivax’s responsive brief was filed on May 11, 2017.  Apotex’s reply brief was filed on May 25, 2017.  Oral argument is scheduled for December 5, 2017.  On September 29, 2016, Adare Pharmaceuticals, Inc., and Ivax filed suit in U.S. District Court for the District of Delaware against Apotex asserting that Apotex’s generic product will infringe U.S. Patent No. 9,399,025 (the “’025 patent”).  (The ‘025 patent expires in November 2023.).  On March 17, 2017, the district court granted the parties’ joint stipulation to stay the action concerning the ‘025 patent.

Byvalson®. On September 18, 2017, Forest Laboratories, LLC and Forest Laboratories Holdings, Ltd. (collectively, “Forest”) brought an action for infringement of U.S. Patent Nos. 7,803,838 (the “‘838 patent”) and 7,838,552 (the “‘552 patent”) in the U.S. District Court for the District of New Jersey against Prinston Pharmaceutical Inc., Zhejiang Huahai Pharmaceutical Co., Ltd., Huahai US Inc. and Solco Healthcare US, LLC (collectively, “Prinston”). Prinston notified Forest that it filed an ANDA with the FDA seeking to obtain approval to market a generic version of Byvalson® before the ‘838 and ‘552 patents expire.  The ‘838 patent expires in August 2026, and the ‘552 patent expires in October 2027.  Prinston claims in its notice letter that the ‘838 patent and the ‘552 patent are invalid, unenforceable and/or would not be infringed. This lawsuit triggered an automatic stay of approval of the Prinston ANDA until February 2020 (unless a court issues a decision adverse to Forest sooner). No schedule has been set.

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

On August 11, 2017, Aptalis brought actions for infringement of the ’083, ’051, and ’384 patents in the U.S. District Courts for the District of New Jersey and the District of Delaware against Amneal Pharmaceuticals LLC and Amneal Pharmaceuticals of New York, LLC (collectively “Amneal”). Amneal notified Aptalis that it filed an ANDA with the FDA seeking to obtain approval to market generic versions of Canasa before certain of these patents expire. These lawsuits triggered an automatic stay of approval of Amneal’s ANDA that expires no earlier than December 29, 2019 (unless there is a final court decision adverse to Aptalis sooner). On August 23, 2017, Aptalis entered into a settlement agreement with Amneal and the case was dismissed.

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

On May 19, 2016, Sandoz filed an opposed motion for leave to amend its answer and counterclaim seeking to add a count for declaratory judgment of invalidity of the ‘149 Patent. On July 20, 2016, Alcon and Sandoz filed motions for summary judgment of invalidity and non-infringement of claim 4 of the ‘149 Patent, and Allergan filed a motion for summary judgment of infringement of claim 4 of the ‘149 Patent and to preclude Sandoz from re-challenging the validity of that claim. On September 30, 2016, the court denied the parties’ motions for summary judgment.  A bench trial concluded on October 27, 2016. On December 30, 2016, the court entered an opinion and final judgment in favor of Allergan and against Sandoz, that the asserted claims of the ‘149 Patent, and U.S. Patent Numbers 7,320,976 (“‘976 Patent”) and 8,748,425 (the “‘425 Patent”), were not invalid, and that Sandoz infringes the asserted claims of the ‘425 Patent. The court also held in favor of Sandoz and against Allergan, that Sandoz does not infringe the asserted claims of the ‘149 and ‘976 Patents. Sandoz filed a notice of appeal to U.S. Court of Appeals for the Federal Circuit on January 17, 2017, and Allergan filed a notice of cross appeal on January 27, 2017.  On March 1, 2017, Sandoz filed its opening brief, on April 10, 2017, Allergan filed its responsive brief, and on May 15, 2017, Sandoz filed its reply brief.  Oral argument was held on October 2, 2017.

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

On July 21, 2016, the Plaintiffs filed an answer to Teva’s counterclaim and to Zydus’s counterclaim.  On November 28, 2016, Plaintiffs entered into a settlement agreement with Zydus. Under the terms of the settlement agreement, Zydus may launch its generic version of Delzicol® on March 1, 2020, or earlier under certain circumstances. On January 19, 2017, the Magistrate Judge issued a Report and Recommendation denying Mylan’s motion to dismiss, which was adopted by the district court on February 14, 2017.  On

March 31, 2017, Plaintiffs filed a motion to stay the litigation against Teva, and, on April 11, 2017, Plaintiffs filed a motion to dismiss the originally-filed action against Teva for lack of subject matter jurisdiction.  On April 21, 2017, Plaintiffs brought an action for infringement of the ‘180 patent in the United States District Court for the Eastern District of Texas against Teva Pharmaceuticals USA, Inc., which had notified Plaintiffs that, on or before March 9, 2017, it had amended its ANDA seeking to obtain approval to market generic versions of Delzicol®. Teva also notified Plaintiffs that it had submitted to FDA a new paragraph IV certification for the ‘180 patent in connection with its ANDA.  On July 25, 2017, the Magistrate Judge denied Plaintiffs’ motion to stay the originally-filed action against Teva and also issued a Report and Recommendation denying Plaintiffs’ motion to dismiss the same action.  On August 7, 2017, Teva and Mylan filed motions for summary judgment of non-infringement, and Teva filed a motion for summary judgment for alleged improper Orange Book listing. On September 28, 2017, the Magistrate Judge issued a Report and Recommendation granting Teva’s and Mylan’s motions for summary on non-infringement and denying, as moot, Teva’s summary judgment motion concerning Orange Book listing. On October 13, 2017, Plaintiffs and Defendants filed objections to the Magistrate Judge’s Report and Recommendation on non-infringement.

Delzicol® IPR. On November 4, 2016, Mylan Pharmaceuticals Inc. (“Mylan”) filed a petition for Inter Partes Review (“IPR”) with the USPTO regarding U.S. Patent No. 6,649,180 (the “‘180 patent”).  Qualicaps Co., Ltd.’s filed a patent owner preliminary response on February 17, 2017.  On May 17, 2017, the USPTO granted Mylan’s petition to institute an IPR on certain grounds with respect to claims 1 and 4 of the ‘180 patent.  On July 21, 2017, Qualicaps filed a patent owner response.  September 15, 2017, Mylan filed a reply. A hearing is scheduled for January 25, 2018.

Fetzima®. In September and October 2017, certain Allergan subsidiaries and Pierre Fabre Medicament received Paragraph IV certification notice letters from Amneal Pharmaceuticals LLC, Aurobindo Pharma USA, Inc., MSN Laboratories Private Limited, Prinston Pharmaceutical Inc., Torrent Pharmaceuticals Limited, West-Ward Pharmaceuticals International Limited, and Zydus Pharmaceuticals (USA) Inc. indicating that they had submitted to FDA ANDAs seeking approval to manufacture and sell generic versions of FETZIMA® 20 mg, 40 mg, 80 mg, and 120 mg extended release capsules (“FETZIMA”) before the expiration of the three patents listed in the Orange Book, including U.S. Patent Nos. RE43,879 (the “‘879 Patent”); 8,481,598 (the “‘598 Patent”); and 8,865,937 (the “‘937 Patent”).  The ‘879 Patent expires in June 2023 (not including a pending application for patent term extension (“PTE”)), the ‘598 patent expires in March 2031, and the ‘937 Patent expires in May 2032. These generic ANDA filers claim in their respective notice letters that the ‘879 Patent, the ‘598 Patent and the ‘937 Patent are invalid and/or would not be infringed.  The Company is evaluating patent infringement actions in response to these ANDA filings.

Juvéderm® XC IPRs. On August 2, 2017, Teoxane S.A.  (“Teoxane”) filed a petition for Inter Partes Review (Trial number IPR2017-01906) with the USPTO regarding U.S. Patent No. 8,357,795, which was accorded a filing date of September 13, 2017. And on August 24, 2017, Teoxane filed a petition for Inter Partes Review (Trial Number IPR2017-02002) with the USPTO regarding U.S. Patent Number 8,450,475, which was accorded a filing date of September 13, 2017.

Lastacaft®.  In July 2017, the Company and Vistakon Pharmaceuticals, LLC received a Paragraph IV certification notice letter from Aurobindo Pharma USA Inc. (“Aurobindo”) indicating that it had submitted to FDA an ANDA seeking approval to manufacture and sell a generic version of LASTACAFT® (“LASTACAFT”) before the expiration of U.S. Patent No. 8,664,215 (the “‘215 Patent) listed in the Orange Book. The ‘215 Patent expires December 2027. Aurobindo claims that the patent listed in its notice letter is invalid, unenforceable and/or would not be infringed. On September 8, 2017, Allergan, Inc. and Vistakon Pharmaceuticals, LLC (collectively, “Plaintiffs”), brought an action for infringement of the ‘215 Patent in the U.S. District Court for the District of Delaware against Aurobindo Pharma Ltd., Aurobindo Pharma USA, Inc. and Auromedics Pharma LLC (collectively, “Defendants”). This lawsuit triggered an automatic stay of approval of the applicable ANDA that expires no earlier than January 2020 (unless there is a final court decision adverse to Plaintiffs sooner). No trial schedule has been set.

Latisse® IV. In July 2017, Plaintiffs Allergan and Duke University (collectively, “Plaintiffs”) filed a complaint for infringement of U.S. Patent Number 9,579,270 (“‘270 Patent”) against Defendants Sandoz Inc. (“Sandoz”) and Alcon Laboratories, Inc. (“Alcon”) in the U.S. District Court for the Eastern District of Texas.  (The ‘270 patent expires in January 2021.)  In December 2016, Sandoz announced the U.S. market launch of Defendants’ generic copy of LATISSE®.  In their complaint, Plaintiffs seek, among other things, a judgment that Defendants have infringed the ‘270 patent by making, selling, and offering to sell, and/or importing, their generic copy of LATISSE® within the United States.  Plaintiffs seek injunctive relief and damages for Defendants’ infringement.  On September 14, 2017, Alcon filed its answer, Sandoz filed its answer and counterclaims, and Defendants filed a joint motion to transfer venue to the Middle District of North Carolina (“MDNC”). Defendants filed a complaint in the MDNC for declaratory judgment seeking, among other things, a declaration of invalidity, unenforceability and non-infringement of the ‘270 patent, a declaration precluding Allergan and Duke University from asserting the ‘270 based on collateral estoppel and a declaratory judgment that assertion of the ‘270 patent constitutes patent misuse, sham litigation and a violation of the Sherman Act.  In the MDNC complaint Sandoz and Alcon seek an unspecified amount of treble damages.  On September 14, 2017, Sandoz and Alcon filed a joint motion for summary judgment based on collateral estoppel.

In addition, in August 2017, the Company and Duke University received a Paragraph IV certification notice letter from Alembic Pharmaceuticals, Ltd. (“Alembic”) indicating that it had submitted to FDA an ANDA seeking approval to manufacture and sell a generic version of LATISSE® (“LATISSE”) before the expiration of U.S. Patent Nos. 8,038,988 (the “‘988 Patent”), 8,101,161 (the “‘161 Patent”), 8,263,054 (the “‘054 Patent”), 8,541,466 (the “‘466 Patent”), 8,632,760 (the “‘760 Patent”), 8,758,733 (the “‘733 Patent”), 8,906,962 (the “‘962 Patent”), 8,986,715 (the “‘715 Patent”), 9,216,183 (the “‘183” Patent), 9,226,931 (the “‘931 Patent) and 9,579,270 (the “‘270 Patent”). (The ‘466, ‘962 and ‘270 Patents expire in January 2021; the ‘054, ‘760, ‘733, ‘715, ‘183, and ‘931 Patents expire in January 2023; the ‘988 Patent expires in August 2023; and the ‘161 Patent expires in May 2024). Alembic claims that the patents listed in its notice letter are invalid, unenforceable and/or would not be infringed.  On September 25, 2017, Allergan, Inc., Allergan Sales, LLC and Duke University (collectively, “Plaintiffs”), brought an action for infringement of the ‘270 Patent in the U.S. District Court for the District of New Jersey against Alembic Pharmaceuticals, Ltd., Alembic Global Holding SA, and Alembic Pharmaceuticals, Inc. This lawsuit triggered an automatic stay of approval of the applicable ANDA that expires no earlier than February 2020 (unless there is a final court decision adverse to Plaintiffs sooner). No trial schedule has been set.

Linzess®. In October and November 2016, the Company and Ironwood received Paragraph IV certification notice letters from Teva Pharmaceuticals USA, Inc. (“Teva”) , Aurobindo Pharma Ltd., Mylan Pharmaceuticals Inc. (“Mylan”), and Sandoz Inc. (“Sandoz”)  indicating that they had submitted to FDA ANDAs seeking approval to manufacture and sell generics version of LINZESS® 145 mcg and 290 mcg capsules (“LINZESS”) before the expiration of some or all of the nine patents then listed in the Orange Book, including U.S. Patent Nos. 7,304,036 (the “‘036 Patent”); 7,371,727 (the “‘727 Patent”); 7,704,947 (the “‘947 Patent”); 7,745,409 (the “‘409 Patent”); 8,080,526 (the “‘526 Patent”); 8,110,553 (the “‘553 Patent”); 8,748,573 (the “‘573 Patent”); 8,802,628 (the “‘628 Patent”); and 8,933,030 (the “‘030 Patent”). (The ‘727, ‘947, ‘409, ‘526 and ‘553 Patents expire in January 2024; the ‘036 Patent expires in August 2026; and the ‘573, ‘628 and ‘030 Patents expire in 2031.) Teva, Aurobindo Pharma Ltd., Mylan and Sandoz claim that the patents discussed in their respective notice letters are invalid, unenforceable and/or would not be infringed.  On November 30, 2016, Forest Laboratories, LLC, Forest Laboratories Holdings, Ltd., Allergan USA, Inc. and Ironwood Pharmaceuticals, Inc. (collectively, “Plaintiffs”), brought an action for infringement of some or all of the ‘036, ‘727, ‘947, ‘409, ‘526, ‘553, ‘573, ‘628 and ‘030 Patents in the U.S. District Court for the District of Delaware against Aurobindo Pharma Ltd., Aurobindo Pharma USA, Inc. (collectively, “Aurobindo”), Teva, Mylan and Sandoz.  This lawsuit triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than February 2020 (unless there is a final court decision adverse to Plaintiffs sooner).  Mylan filed its answer on December 22, 2016.  Teva and Sandoz filed their respective answers and counterclaims on January 20 and January 30, 2017. Aurobindo filed its answer and counterclaims on April 6, 2017.    On May 19, 2017, the district court entered a scheduling order.  Trial is scheduled for June 2019.  On July 13, 2017, Mylan filed a motion to dismiss for improper venue.

In May 2017, the Company and Ironwood also received a Paragraph IV certification notice letter from Sun Pharma Global FZE indicating that it had submitted to FDA an ANDA seeking approval to manufacture and sell a generic version of LINZESS before the expiration of the ‘573, ‘628 and ‘030 Patents. Sun Pharma Global FZE claims that the patents are invalid and/or would not be infringed.  On June 30, 2017, Plaintiffs brought an action for infringement of the ‘573, ‘628 and ‘030 Patents in the U.S. District Court for the District of Delaware against Sun Pharma Global FZE and Sun Pharmaceutical Industries Inc. (collectively, “Sun”). This lawsuit triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than February 2020 (unless there is a final court decision adverse to Plaintiffs sooner).  No schedule has been set.

In July 2017, the Company and Ironwood received a second Notice Letter relating to the ANDA submitted to the FDA by Aurobindo.  Aurobindo claims that the ‘036, ‘727, ‘947, ‘409, ‘526, ‘553 Patents, as well as the ‘573, ‘628 and ‘030 Patents, are invalid and/or would not be infringed.  On August 25, 2017, Plaintiffs brought an action for infringement of these patents in the U.S. District Court for the District of Delaware against Aurobindo. On September 28, 2017, this action was consolidated with the first action filed against Aurobindo.

In September 2017, the Company and Ironwood received a second Notice Letter relating to the ANDA submitted to the FDA by Teva. Teva claims that U.S. Patent No. 9,708,371 (the “‘371 Patent”) is invalid and/or would not be infringed.  (The ‘371 Patent expires in 2033.) On October 20, 2017, Plaintiffs brought an action for infringement of the ‘371 patent in the U.S. District Court for the District of Delaware against Teva.  No schedule has been set.

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

In June 2016, after reaching an agreement to settle, the parties filed and the court entered a judgment of infringement in favor of Plaintiffs and against Teva regarding the ‘009 patent. On July 26, 2016, the court entered a final judgment of invalidity of claim 1 of the ‘209 patent, claims 1, 6, 10 and 15 of the ‘708 patent, claim 1 of the ‘379 patent, claims 1 and 9 of the ‘752 patent, claims 1 and 7 of the ‘085 patent and claim 1 of the ‘233 patent in favor of Teva. On August 23, 2016, the Company filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit in the actions involving Teva with respect to the district court’s January 5, 2016 claim construction opinion and order, and the July 26, 2016 final judgment of invalidity. On August 24, 2016, the U.S. Court of Appeals for the Federal Circuit docketed the appeal filed by the Company. The Company filed its opening brief on December 8, 2016.  Teva filed its responsive brief on February 1, 2017.  The Company filed its reply brief on March 17, 2017.  Oral argument is scheduled for November 9, 2017. The Company believes that its arguments on appeal are substantial and meritorious.  On September 29, 2016, the Company issued a press release following announcement of ANDA approvals, including FDA final approval by Lupin.  If the district court ruling is upheld on appeal to the U.S. Court of Appeals for the Federal Circuit, there is a possibility that generic entry for Namenda XR could occur following an adverse decision.

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

Rapaflo®. On June 17, 2013, Actavis, Inc, now known as Allergan Finance, LLC., Watson Laboratories, Inc., (collectively, “Actavis”) and Kissei Pharmaceutical Co., Ltd. (“Kissei”) sued Hetero USA Inc., Hetero Labs Limited, and Hetero Labs Limited, Unit 3 (collectively, “Hetero”) in the United States District Court for the District of Delaware, alleging that sales of silodosin tablets, a generic version of Actavis’ Rapaflo® tablets, would infringe U.S. Patent No. 5,387,603 (the “‘603 patent”). On June 17, 2013 Actavis and Kissei sued Sandoz Inc. (“Sandoz”) in the United States District Court for the District of Delaware, alleging that sales of Sandoz’s generic version of Rapaflo® would infringe the ‘603 patent. The complaint seeks injunctive relief.  On December 22, 2014, the Parties completed a settlement agreement with Hetero. Actavis and Kissei’s lawsuit against Sandoz have been consolidated. Pursuant to the provisions of the Hatch-Waxman Act, the FDA is precluded from granting final approval to the generic applicants prior to April 8, 2016.  On April 13, 2017, the Sandoz action was dismissed pursuant to a settlement agreement.

In July 2017, the Company and Kissei received a notice letter from Aurobindo indicating that it had filed a Paragraph IV certification and had submitted to FDA an ANDA seeking approval to manufacture and sell a generic version of RAPAFLO® (“RAPAFLO”) before the expiration of U.S. Patent No. 5,387,603 (the “‘603 Patent”) listed in the Orange Book. (The ‘603 Patent expires in December 2018). Alembic claims that the patent listed in its notice letter is invalid, unenforceable and/or would not be infringed. On August 18, 2017, Allergan, Finance, LLC, Allergan Sales, LLC and Kissei Pharmaceutical Co., Ltd. (collectively, “Plaintiffs”), brought an action for infringement of the ‘603 Patent in the U.S. District Court for the District of Delaware against Aurobindo Pharma Ltd., Aurobindo Pharma U.S.A., Inc., and Aurobindo Pharma USA LLC (collectively, “Aurobindo”). This lawsuit triggered an automatic stay of approval of the applicable ANDA through to patent expiration (unless there is a final court decision adverse to Plaintiffs sooner). On September 13, 2017, Aurobindo filed an answer, affirmative defenses and counterclaims. On October 4, 2017 Plaintiffs filed an answer to Aurobindo’s counterclaims. No trial schedule has been set.

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

On August 1, 2017, the Court conducted a pre-trial conference and motion hearing.  During the conference, (i) Mylan waived its venue objection; and (ii) the court issued oral rulings denying each of Defendants’ three motions for summary judgment and stated that written opinions on those motions would follow.  Trial began on August 28, 2017, in Marshall, Texas and concluded on September 1, 2017.

On July 20, 2016, Allergan filed a complaint for infringement of the ʼ111 patent, ʼ162 patent, ʼ556 patent, ʼ048 patent, ʼ930 patent, and the ʼ191 patent in the U.S. District Court for the District of Delaware and, on July 21, 2016, a complaint in the U.S. District Court for the Eastern District of Texas against TWi Pharmaceuticals, Inc. and TWi Pharmaceuticals USA, Inc. (“TWi”). TWi notified Allergan that it has filed an ANDA with the FDA seeking to obtain approval to market generic versions of Restasis® before these certain patents expire. Allergan entered into a settlement agreement with TWi on January 11, 2017.  Allergan entered into a settlement agreement with Famy Care on August 28, 2017. Under the terms of the settlement, Allergan will provide a license to Famy Care that will permit it to launch its generic version of Restasis beginning on February 27, 2024, or earlier in certain circumstances. Allergan entered into a settlement agreement with Innopharma on October 12, 2017. Under the terms of the settlement, Allergan will provide a license to Innopharma that will permit it to launch its generic version of Restasis® beginning on February 27, 2024, or earlier in certain circumstances. Additionally, under certain circumstances, Allergan will supply and authorize InnoPharma to launch an authorized generic version of Restasis® on August 28, 2024.

On September 8, 2017, Allergan assigned all Orange Book-listed patents for Restasis® to the Saint Regis Mohawk Tribe (“the Tribe”), a recognized sovereign tribal government, and concurrently was granted an exclusive field-of-use license to practice the patents in the United States for all FDA-approved uses of the products under the Restasis® NDAs. On October 13, 2017, Allergan filed an opposed motion to join the Tribe as a co-plaintiff in the pending action against Teva, Mylan and Akorn. On October 16, 2017, the District Court issued a decision and final judgment finding that the asserted claims of the ‘111 patent, the ‘048 patent, the ‘930 patent and the ‘191 patent were infringed, but invalid on the ground of obviousness. The District Court also held that the asserted claims were not invalid as anticipated, for lack of enablement, or for improper inventorship, and denied Akorn’s counterclaims for attorney fees on the grounds that this was not an exceptional case. In a separate Order, the District Court joined the Tribe as a co-plaintiff under Federal Rule of Civil Procedure 25(c) and declined to rule on the validity of the patent assignment to the Tribe.

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

Restasis® IPR. On June 6, 2016, Allergan, Inc. received notification letters that Inter Partes Review of the USPTO (“IPR”) petitions were filed by Mylan Pharmaceuticals Inc. (“Mylan”) regarding U.S. Patent Nos. 8,629,111 (the “‘111 patent”), 8,633,162 (the “‘162 patent”), 8,642,556 (the “‘556 patent”), 8,648,048 (the “‘048 patent”), 8,685,930 (the “‘930 patent”), and 9,248,191 (the “‘191 patent”), which patents expire on August 27, 2024. Mylan filed the IPR petition on June 3, 2016. On June 23, 2016, Allergan received a notification letter that a IPR petition and motion for joinder was filed by Argentum Pharmaceuticals LLC (“Argentum”) regarding the ’111 patent.  On December 7, 2016, Allergan entered into a settlement agreement with Argentum and Argentum’s petition was withdrawn.  On December 8, 2016, the USPTO granted Mylan’s petitions to institute IPRs with respect to these patents. On January 6, 2017, each of Akorn, Famy Care and Teva filed, and on January 9, 2017 the USPTO received, IPR petitions with respect to these patents and motions for joinder with the Mylan IPR. On February 6, 2017, Allergan opposed joinder.  On March 20, 2017, Allergan filed patent owner responses.  The USPTO granted Teva’s and Akorn’s joinder motions on March 31, 2017.    On April 27, 2017, the USPTO decided not to join Famy Care as a petitioner to the earlier-filed IPR petitions.  On July 10, 2017, the USPTO denied Famy Care’s motion for joinder with the IPRs instituted in December 2016, and on July 10 and 12, 2017, granted Famy Care’s petitions to institute IPRs with respect to these same patents.  On May 31, 2017, the USPTO granted-in part a motion by Mylan for additional discovery.  On July 14, 2017, Allergan filed a patent owner sur-reply. On July 20, Allergan and Mylan filed requests for oral argument.  On July 28, 2017, the USPTO rescheduled the hearing for September 13, 2017.   On September 8, 2017,Allergan assigned all Orange Book-listed patents for Restasis® to the Saint Regis Mohawk Tribe (“the Tribe”), a recognized sovereign tribal government, and concurrently was granted an exclusive field-of-use license to practice the patents in the United States for all FDA-approved uses of the products under the Restasis® NDAs. That same day, the Tribe filed an updated Mandatory Notice with the USPTO to reflect that the Tribe is the patent owner, and sought permission to file a motion to dismiss based on tribal sovereign immunity. During a September 11, 2017 teleconference, the USPTO postponed the September 13, 2017 hearing and set a briefing schedule on the Tribe’s motion to dismiss. The Tribe filed its opening brief on September 22, 2017, Petitioners filed their opposition brief on October 13, 2017, and the Tribe filed its reply brief on October 20, 2017. On October 4, 2017, the USPTO denied Mylan’s request for authorization to file a motion for additional discovery, and denied without prejudice Allergan’s counsel’s request to withdraw from the IPR proceedings. A rescheduled hearing date has not been set.

Saphris®. Between September 2014 and May 2015, Forest Laboratories, LLC, and Forest Laboratories Holdings Ltd. (collectively, “Forest”) brought actions for infringement of some or all of U.S. Patent Nos. 5,763,476 (the “‘476 patent”), 7,741,358 (the “‘358 patent”) and 8,022,228 (the “‘228 patent”) in the U.S. District Court for the District of Delaware against Sigmapharm Laboratories, LLC, Hikma Pharmaceuticals, LLC, Breckenridge Pharmaceutical, Inc., Alembic Pharmaceuticals, Ltd. and Amneal Pharmaceuticals, LLC, and related subsidiaries and affiliates thereof. Including a 6-month pediatric extension of regulatory exclusivity, the ‘476 patent expires in December 2020, and the ‘358 and ‘228 patents expire in October 2026. These lawsuits triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than August 13, 2017 (unless a court issues a decision adverse to Forest sooner). On February 3, 2015, the District Court consolidated the then-pending actions for all purposes. On September 30, 2015, the District Court consolidated all pending actions. On March 28, 2016, the court entered Forest and Hikma’s proposed joint stipulation and order of adverse judgment and dismissal of claims related to the ‘358 and ‘228 patents. In April 2016, the court granted the proposed consent judgment of non-infringement and order of dismissal of counterclaims related to the ‘358 and ‘228 patents, as well as a stipulation and order with respect to infringement of Claims 1, 2, and 6 of the ʼ476 patent, between Plaintiffs and Breckenridge. The Court also granted the proposed stipulation of entry and proposed order of adverse judgment and dismissal of counterclaims related to the ʼ358 and ʼ228 patents between Plaintiffs and Sigmapharm. Trial is scheduled to begin in October 2016 with respect to the ‘476 patent, the only remaining patent-in-suit. In April, May and July 2016, the court granted the proposed stipulations and orders of infringement of certain claims of the ‘476 patent as to Hikma, Breckenridge and Alembic. On October 13, 2016, the court stayed trial as to Sigmapharm and extended the 30-month stay as to Sigmapharm.  Trial concluded on November 3, 2016.  The parties filed their opening post-trial briefs on January 23, 2017 and their responsive briefs on March 17, 2017.  On June 30, 2017, the district court issued an opinion and order finding all asserted claims of the ‘476 patent valid, and that claims 4, 9 and 10 were not infringed by Alembic and Breckenridge.  On July 11, 2017, the district court entered a final judgment that ordered, among other things, that Alembic’s, Amneal’s, Breckenridge’s and Hikma’s respective ANDAs not be granted final approval by FDA earlier than the date of expiration of the ‘476 patent inclusive of any applicable adjustments, extensions or exclusivities. On July 28, 2017, Alembic, Amneal, Breckenridge and Hikma filed notices of appeal. The issue of infringement as to Sigmapharm remains stayed.  On July 25, 2017, the District Court actions were reassigned to Judge Mitchel S. Goldberg of the U.S. District Court for the Eastern District of Pennsylvania. On September 15, 2017, Sigmapharm filed a motion to lift the stay and proceed to trial on the issue of infringement.  Plaintiffs filed an opposition on September 29, 2017, and Simapharm filed a reply on October 6, 2017.  A hearing on Sigmapharm’s motion is scheduled for November 7, 2017.

Savella®. On October 5 and 6, 2017, Forest Laboratories Holdings, Ltd., Allergan Sales, LLC and Allergan USA, Inc. (collectively, “Allergan and Forest”) brought actions for infringement of U.S. Patent Nos. 6,602,911 (the “‘911 patent”), 7,888,342 (the “‘342 patent”), and 7,994,220 (the “‘220 patent”) in the U.S. District Court for the District of Delaware and the District of New Jersey, respectively, against Strides Pharma Global Pte Limited and Strides Pharma Inc. (collectively, Strides”).  Strides notified Forest that it filed an ANDA with the FDA seeking to obtain approval to market a generic version of Savella® before the ‘911, ‘342 and ‘220 patents expire. (The ‘342 patent expires in November 2021, the ‘911 patent expires in January 2023, and the ‘220 patent expires in September 2029.)  Strides claims in its notice letter that the ‘911 Patent, the ‘342 Patent, and the ‘220 Patent are invalid and/or would not be infringed. These lawsuits triggered an automatic stay of approval of the Strides ANDA until February 2020 (unless a court issues a decision adverse to Forest sooner). No schedule has been set.

Previously, the Company, along with Royalty Pharma Collection Trust (“Royalty Pharma”), asserted these patents in actions against Amneal, Apotex, First Time US Generics, Glenmark, Hetero, Lupin, Par, and Ranbaxy, and related subsidiaries and affiliates thereof, and reached settlements terminating those actions. The Company and Royalty Pharma voluntarily dismissed, without prejudice, its claims against Sandoz. The Company and Royalty Pharma also asserted these patents against Mylan and, on July 11, 2016, the U.S. District Court for the District of Delaware entered an order, opinion and judgment in favor of plaintiffs and against Mylan, that Mylan infringes the asserted claims of the ‘911, ‘342 and ‘220 patents, and that the asserted claims of the ‘911, ‘342 and ‘220 patents are valid. On September 30, 2016, Forest and Royalty entered into a settlement agreement with Mylan.  Pursuant to the settlement agreement, Mylan may enter the market as of March 19, 2026, or earlier under certain circumstances.

Viibryd®. In March 2015, Forest Laboratories, LLC, Forest Laboratories Holdings Ltd., (collectively, “Forest”) and Merck KGaA and Merck Patent Gesellschaft Mit Beschränkter Haftung (collectively, “Merck”), Forest’s licensor for Viibryd, brought actions for infringement of U.S. Patent Nos. 7,834,020 (the “‘020 patent”), 8,193,195 (the “‘195 patent”), 8,236,804 (the “‘804 patent”) and 8,673,921 (the “‘921 patent”) in the U.S. District Court for the District of Delaware against Accord Healthcare Inc. (“Accord”), Alembic Pharmaceuticals, Ltd. (“Alembic”), Apotex, Inc. (“Apotex”), InvaGen Pharmaceuticals, Inc. (“InvaGen”), and Teva Pharmaceuticals USA, Inc. (“Teva”), and related subsidiaries and affiliates thereof. These companies have notified Forest and/or Merck that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Viibryd before the ‘020,

‘195, ‘804 and ‘921 patents expire in June 2022. These lawsuits triggered an automatic stay of approval of the applicable ANDAs until July 21, 2018 (unless a court issues a decision adverse to Forest and Merck sooner). On August 24, 2015, the District Court consolidated the actions for all purposes and issued a scheduling order setting a trial date in January 2018. On November 23, 2015, Forest and Merck brought an action for infringement of the ‘020, ‘195, ‘804 and ‘921 patents in the U.S. District Court for the District of Delaware against InvaGen, which matter was consolidated with the earlier-filed action against InvaGen.  On March 29, 2017, the District Court granted plaintiffs and Teva’s joint stipulation to stay the action as to Teva until May 11, 2017, due to the parties’ settlement discussions.  On April 20, 2017, plaintiffs entered into a settlement agreement with Alembic, and the case was dismissed.  On May 15, 2017, plaintiffs entered into a settlement agreement with Accord, and the case was dismissed.  On June 29, 2017, plaintiffs entered into a settlement agreement with Teva, and the case was dismissed. On July 28, 2017, plaintiffs entered into a settlement agreement with Apotex, and the case was dismissed. Under the terms of the settlement with Apotex, Allergan will provide a license to Apotex that will permit it to launch its generic version of Viibryd beginning six months and one day prior to the expiration of the last to expire of the ‘020, ‘195, ‘804 and ‘921 patents, including any extensions or pediatric exclusivities, or earlier in certain circumstances. On October 23, 2017, plaintiffs entered into a settlement agreement with InvaGen, and the parties filed a joint stipulation of dismissal.

Trademark Enforcement Matters

Juvéderm®.    On April 5, 2017, Allergan, Inc. (“Allergan”) brought an action for unfair competition, false advertising, dilution, conspiracy and infringement of Allergan’s JUVÉDERM trademarks in the U.S. District Court for the Central District of California against Dermavita Limited Partnership (“Dermavita”), Dima Corp. S.A.  (“Dima Corp.”) and KBC Media Relations LLC (“KBC”). Dima Corp. had previously announced its acquisition of a license from Dermavita to develop and market in the U.S. cosmetic products under the Juvederm trademark. During June 2017, Allergan entered into a settlement agreement with KBC. During July 2017, the Court preliminarily enjoined Dima Corp. from, inter alia, promoting or selling within the United States any product bearing the trademark JUVEDERM or any other trademark confusingly similar to it. Also during July 2017, the Court denied Dermavita’s motion to dismiss Allergan’s complaint based on alleged improper service and purported lack of personal jurisdiction.

Allergan Holdings France SAS and Allergan France SAS requested a preliminary injunction against Dermavita, Dima Corp, Aesthetic Services, Jacqueline Sillam and Dimitri Sillam in the High Court of Paris, France. During June 2017, the Paris Court preliminarily enjoined the defendants from, inter alia, promoting or selling in France its Juvederm products, requiring the transfer of various domain names and payment of provisional damages to Allergan, on the basis that such use would infringe Allergan’s EU and French JUVÉDERM trademarks and would amount to unfair competition. This injunction has been appealed. Allergan France has also filed against Dermavita, Dima Corp. and others a full action of trademark infringement in the Paris court. The first case management hearing is scheduled for November 7, 2017.  Dermavita has filed an action against Allergan in the Nanterre, France court alleging that Allergan has not used its JUVÉDERM trademark and requesting the court to revoke Allergan’s trademark. Allergan’s response papers are due December 4, 2017.

Furthermore, more than 50 trademark opposition and cancellation actions between Allergan and Dermavita remain pending in front of various national and regional trademark offices around the world.

Product Liability Litigation

Actonel® Litigation. Warner Chilcott is a defendant in approximately 168 cases and a potential defendant with respect to approximately 369 unfiled claims involving a total of approximately 539 claimants relating to Warner Chilcott’s bisphosphonate prescription drug Actonel®. The claimants allege, among other things, that Actonel® caused them to suffer osteonecrosis of the jaw (“ONJ”), a rare but serious condition that involves severe loss or destruction of the jawbone, and/or atypical fractures of the femur. Warner Chilcott is in the initial stages of discovery in these litigations.  All of the filed cases are in either federal or state courts in the United States, with the exception of one purported product liability class action involving a total of two plaintiffs that was brought against Warner Chilcott in a provincial court in Canada. The Canadian action alleges, among other things, that Actonel® caused the plaintiffs and the proposed class members who ingested Actonel® to suffer ONJ or other side effects. It is expected that these plaintiffs will seek class certification. Plaintiffs have typically asked for unspecified monetary and injunctive relief, as well as attorneys’ fees. Warner Chilcott is indemnified by Sanofi for certain Actonel claims pursuant to a collaboration agreement relating to the two parties’ co-promotion of the product in the United States and other countries. In addition, Warner Chilcott is also partially indemnified by the Procter & Gamble Company (“P&G”) for ONJ claims that were pending at the time Warner Chilcott acquired P&G’s global pharmaceutical business in October 2009. In May and September 2013, Warner Chilcott entered into two settlement agreements that resolved a majority of the then-existing ONJ-related claims.

AlloDerm Litigation.  LifeCell Corporation is named as a defendant in approximately 335 lawsuits alleging that its biologic mesh product AlloDerm did not perform as intended and caused various injuries.  Plaintiffs allege the product was defectively designed or manufactured and/or did not have proper warnings.  These cases are consolidated in Superior Court of New Jersey, Middlesex County.  Prior to the close of its sale to Allergan, LifeCell mediated the New Jersey cases in December 2016 and negotiated a settlement of its pending New Jersey cases, which was paid by LifeCell on April 19, 2017.  Approximately 332 of the cases have been dismissed, with the balance anticipated to be dismissed pending estate filings.  LifeCell’s insurers participated in the settlement.  One other case is pending in Oklahoma but the Company has not yet been served.

Benicar® Litigation. Forest is named in approximately 1,759 actions involving allegations that Benicar®, a treatment for hypertension that Forest co-promoted with Daiichi Sankyo between 2002 and 2008, caused certain gastrointestinal injuries. Under Forest’s Co-Promotion Agreement, Daiichi Sankyo is defending Forest in these lawsuits. On August 1, 2017, Daiichi announced that it has agreed to enter into a program to settle, on behalf of all defendants, this pending product liability litigation against various Daiichi Sankyo and Forest entities.

Celexa®/Lexapro® Litigation.  Certain Forest entities are defendants in approximately 166 actions alleging that Celexa® or Lexapro® caused various birth defects. Several of the cases involve multiple minor-plaintiffs. The majority of these actions have been consolidated in state court in Missouri. The Company has reached an agreement with plaintiffs to settle five of the pending cases.  There are birth defect cases pending in other jurisdictions, none of which are set for trial.

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

Testosterone Litigation. Beginning in 2014, a number of product liability suits were filed against Actavis, Inc., now known as Allergan Finance, LLC, and one or more of its former subsidiaries as well as other manufacturers and distributors of testosterone products, for personal injuries including but not limited to cardiovascular events allegedly arising out of the use of Androderm.® There are approximately 565 currently pending actions which have been consolidated in an MDL in federal court in Illinois. The defendants have responded to the plaintiffs’ master complaint in the MDL and discovery is ongoing. The Company anticipates that additional suits will be filed.

Government Investigations, Government Litigation and Qui Tam Litigation

Forest. Forest received a subpoena, dated April 29, 2015, from the U.S. Department of Health and Human Services, Office of Inspector General (“OIG”). The subpoena requests documents relating to Average Manufacturer (“AMP”) and Best Price calculations for several of its products. Subsequently, Forest received a Civil Investigative Demand (“CID”) from the OIG, dated August 16, 2016 primarily related to the calculation of Best Price. The Company is cooperating fully with the OIG’s requests.

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

Forest and certain of its affiliates are defendants in three state court actions pending in Illinois, Utah and Wisconsin involving qui tam actions alleging generally that the plaintiffs (all government agencies) were overcharged for their share of Medicaid drug reimbursement costs. Forest and the other defendants filed a motion to dismiss Utah’s amended complaint. This motion to dismiss was denied in part. On October 30, 2017, the Company reached an agreement to settle the Utah action.  On February 17, 2014, the Wisconsin state court granted defendants’ motion to dismiss plaintiff’s second amended complaint. However, the relator filed a separate action making the same basic allegations as in its amended complaint in the original action.  On May 17, 2017, the Wisconsin state court granted defendants’ motion to dismiss the amended complaint.

On December 28, 2015, a putative class action complaint was filed in state court in Pennsylvania on behalf of a putative class of private payers. Defendants removed the complaint to the federal court in Pennsylvania.  The complaint alleges that manufacturers of generic drugs, including a subsidiary of Forest Laboratories, Inc. that in the past had marketed generic products, caused plaintiffs to overpay for prescription drug products through the use of inflated AWPs. The complaint alleges violations of the Pennsylvania Unfair Trade Practices and Consumer Protection Law, negligent misrepresentation/fraud, unjust enrichment, civil conspiracy and aiding and abetting. Plaintiffs filed an amended complaint on March 29, 2016.  On May 3, 2016, the court issued an order staying this action.  On June 26, 2017, the Company filed a motion to dismiss the complaint which the court granted on September 25, 2016.  An additional complaint was filed in state court in Pennsylvania on behalf an individual indirect purchaser containing similar allegations to the class complaint.  On January 18, 2017, defendants filed a motion to dismiss the complaint. On July 24, 2017, the state court issued a decision on the Company’s individual motion to dismiss, granting it in part and denying it in part.

Allergan. On April 18, 2017, the Company received a CID, dated April 12, 2017, from the Department of Justice.  The CID seeks information relating to the Company’s sales and marketing practices of Botox to urology practices.  The Company is cooperating fully with DOJ requests.

On October 3, 2017, the Company received a letter from the House of Representatives Committee on Oversight and Government Reform.  The letter seeks information relating to the Saint Regis Mohawk Tribe’s acquisition of six Restasis® patents and the granting of exclusive licenses to the Restasis® product to the Company. The Company has received other information requests from regulatory agencies concerning the transaction and is cooperating fully with these requests.

Actavis/Watson.  On October 16, 2017, the Company received a CID from the State of North Carolina Department of Justice.  The CID seeks information relating to the legacy Watson company’s reporting of AMP calculations.  The Company is cooperating fully with the state’s requests.

The Company has received subpoenas from multiple states relating to the legacy Actavis and Watson companies’ promotional efforts relating to opioid products, none of which are currently promoted and many of which the Company no longer sells.  The Company is cooperating fully with the states’ requests.

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

Generic Drug Pricing Securities and ERISA Litigation.  On November 4, 2016, a class action was filed by a putative class of Allergan shareholders in federal court in California against the Company and certain of its current and former officers alleging that the Company and certain of its current and former officers made materially false and misleading statements.  The complaint alleges generally that between February 2014 and November 2016, Allergan and certain of its officers made materially false and misleading statements regarding the Company’s internal controls over its financial reporting and failed to disclose that its Actavis generics unit had engaged in illegal, anticompetitive price-fixing with its generic industry peers.  The complaint seeks unspecified monetary damages.  Additional complaints have been filed in other federal district courts.  On February 2, 2017, the actions were consolidated in the federal district court in New Jersey. Plaintiffs filed a consolidated amended complaint on May 1, 2017.  The Company filed a motion to dismiss plaintiffs’ consolidated amended complaint on July 17, 2107.  Plaintiffs filed their opposition on September 15 and the Company filed its reply on October 6, 2017.  On February 14, 2017, a separate complaint was filed in the federal district court in California that is premised on the same alleged underlying conduct that is at issue in the securities litigation but that asserts claims under the Employee Retirement Income Security Act of 1974 (“ERISA).  A similar lawsuit was filed in the federal district court in New Jersey on March 7, 2017.  The ERISA complaints assert claims on behalf of a putative class of individuals who participated in the Company’s retirement plans and seek an unspecified amount of damages and other injunctive relief.  On June 26, 2017, the Company filed a motion to stay or transfer venue in the California ERISA matter to the District of New Jersey, after which time plaintiffs agreed to stipulate to the transfer.  The Company’s motion to consolidate the matters was granted on August 21, 2017, and a consent discovery order entered.  Plaintiffs have until October 18 to file an amended consolidated complaint.

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

Teva Shareholder Derivative Litigation.  On or about February 26, 2017, Allergan plc was named as defendant in a proposed Teva shareholder derivative litigation filed in the Economic Division of the Tel Aviv District Court in Israel.  In order to proceed with the lawsuit, plaintiffs have to secure court approval and have filed a motion seeking such approval.  The lawsuit contains allegations directed at Teva’s board of directors and the approval process needed by Teva to approve the Master Purchase Agreement and also includes claims regarding the amount and form of consideration Teva paid in connection with the Master Purchase Agreement.  The Israeli court recently granted a procedural motion to consolidate a separate action that was filed against Teva only with the action that was filed on February 26th.  Pursuant to the court’s order, plaintiffs have filed a consolidated motion seeking approval from the court to commence the shareholder derivative suit.

Teva Working Capital Dispute.  In October 2016, pursuant to our agreement with Teva, Teva provided the Company with its proposed estimated adjustment to the closing date working capital balance.  The Company disagrees with Teva’s proposed adjustment, and, pursuant to our agreement with Teva, each of the Company’s and Teva’s proposed adjustments have been submitted to arbitration to determine the working capital amount in accordance with GAAP as applied by the Company consistent with past practice. Teva initially proposed an adjustment of approximately $1.4 billion and subsequently submitted a revised adjustment of approximately $1.5 billion to the arbitrator, and the final amount of any contractual adjustment as determined in accordance with the Working Capital Arbitration could vary materially from the adjustment calculated by the Company and would be reflected in our financial statements for discontinued operations.  In addition, on October 30, 2017, Teva submitted a Notice of Direct and Third Party Claims seeking indemnification for virtually all of the same items for which Teva is seeking a proposed adjustment in the Working Capital Arbitration as well as several new items as to which no quantity of damages has been asserted, and which the Company is currently evaluating, and the Company has not determined that a loss is probable or estimable as to those additional items.  Teva is not entitled to a “double recovery” for the same damages in the Working Capital Arbitration and under an indemnification theory and is subject to further limitations on recovery as set forth in the Master Purchase Agreement under which the global generics business was sold.  Any adjustment to the Company’s proceeds from the Teva Transaction as a result of the Working Capital Arbitration or the indemnification claims could have a material adverse effect on the Company’s results of operations and cash flows, including the Company’s fiscal year 2017 results of operations and fiscal year 2018 cash flows.  In the event the Working Capital Arbitration goes forward as scheduled, the Company anticipates a decision from the Working Capital Arbitration in the first quarter of 2018 in accordance with the current timeline agreed by the parties and arbitrator.  Any potential resolution of the claims for indemnity will be subject to additional assertions of claims by Teva at a later date.  Disputes related to matters asserted for indemnification would be subject to judicial resolution in accordance with the Master Purchase Agreement.

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

WCL, Allergan Capital S.à.r.l. and Allergan Finance, LLC are guarantors of the long-term notes.  The Company anticipates future legal entity structure changes which may impact the presentation of this footnote in the near future.

WCL has revised its consolidating balance sheets as previously presented in Footnote 25 of the December 31, 2016 Annual Report on Form 10-K and its consolidating financial statements as previously presented in Footnote 21 of the September 30, 2016 Quarterly Report on Form 10-Q due to a change in the Company’s legal structure and other reclassifications that occurred during the nine months ended September 30, 2017.  As a result, prior period information has been recast to conform to the current period presentation.

The following financial information presents the consolidating balance sheets as of September 30, 2017 and December 31, 2016, the related statement of operations for the three and nine months ended September 30, 2017 and 2016 and the statement of cash flows for the nine months ended September 30, 2017 and 2016.

Warner Chilcott Limited

Consolidating Balance Sheets

As of September 30, 2017

(Unaudited; in millions)

Current assets:	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash and cash equivalents	$0.1	$29.7	$-	$-	$1,578.7	$-	$1,608.5
Marketable securities	-	-	-	-	3,829.1	-	3,829.1
Accounts receivable, net	-	-	-	-	2,808.6	-	2,808.6
Receivable from Parents	-	4,824.2	-	-	484.7	-	5,308.9
Inventories, net	-	-	-	-	899.8	-	899.8
Intercompany receivables	-	9,481.2	5,308.4	75.9	30,134.2	(44,999.7)	-
Prepaid expenses and other current assets	-	5.0	-	89.7	866.3	-	961.0
Total current assets	0.1	14,340.1	5,308.4	165.6	40,601.4	(44,999.7)	15,415.9
Property, plant and equipment, net	-	-	-	-	1,802.2	-	1,802.2
Investments and other assets	-	-	-	-	269.9	-	269.9
Investment in subsidiaries	78,649.5	84,325.9	-	70,820.7	-	(233,796.1)	-
Non current intercompany receivables	-	31,706.5	20,938.0	-	30,867.5	(83,512.0)	-
Non current receivables from Parents	-	-	-	-	3,964.0	-	3,964.0
Non current assets held for sale	-	-	-	-	11.1	-	11.1
Deferred tax assets	-	-	-	-	326.9	-	326.9
Product rights and other intangibles	-	-	-	-	56,698.9	-	56,698.9
Goodwill	-	-	-	-	49,770.9	-	49,770.9
Total assets	$78,649.6	$130,372.5	$26,246.4	$70,986.3	$184,312.8	$(362,307.8)	$128,259.8

Current liabilities:
Accounts payable and accrued expenses	-	-	77.9	-	4,438.2	-	4,516.1
Intercompany payables	-	17,174.7	1,756.9	11,202.6	14,865.5	(44,999.7)	-
Payable to Parents	-	-	-	-	1,816.5	-	1,816.5
Income taxes payable	-	-	-	-	221.1	-	221.1
Current portion of long-term debt and capital leases	-	-	3,472.6	-	324.4	-	3,797.0
Total current liabilities	-	17,174.7	5,307.4	11,202.6	21,665.7	(44,999.7)	10,350.7
Long-term debt and capital leases	-	-	20,938.0	2,530.3	3,070.8	-	26,539.1
Other long-term liabilities	-	-	-	-	1,007.0	-	1,007.0
Long-term intercompany payables	-	30,718.5	-	149.0	52,644.5	(83,512.0)	-
Other taxes payable	-	-	-	-	911.4	-	911.4
Deferred tax liabilities	-	-	-	-	10,802.0	-	10,802.0
Total liabilities	-	47,893.2	26,245.4	13,881.9	90,101.4	(128,511.7)	49,610.2
Total equity / (deficit)	78,649.6	82,479.3	1.0	57,104.4	94,211.4	(233,796.1)	78,649.6
Total liabilities and equity	$78,649.6	$130,372.5	$26,246.4	$70,986.3	$184,312.8	$(362,307.8)	$128,259.8

Warner Chilcott Limited

Consolidating Balance Sheets

As of December 31, 2016

($ in millions)

Current assets:	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash and cash equivalents	$0.1	$513.9	$-	$-	$1,199.2	$-	$1,713.2
Marketable securities	-	6,351.8	-	-	5,149.7	-	11,501.5
Accounts receivable, net	-	-	-	-	2,531.0	-	2,531.0
Receivable from Parents	-	4,196.9	-	-	5,092.3	-	9,289.2
Inventories	-	-	-	-	718.0	-	718.0
Intercompany receivables	-	24,348.6	3,343.5	81.6	66,840.8	(94,614.5)	-
Prepaid expenses and other current assets	-	14.2	-	42.7	1,325.2	-	1,382.1
Total current assets	0.1	35,425.4	3,343.5	124.3	82,856.2	(94,614.5)	27,135.0
Property, plant and equipment, net	-	-	-	-	1,611.3	-	1,611.3
Investments and other assets	-	-	-	15.8	266.3	-	282.1
Investment in subsidiaries	88,093.4	89,276.0	-	73,757.8	-	(251,127.2)	-
Non current intercompany receivables	-	27,706.6	22,540.1	-	9,686.6	(59,933.3)	-
Non current receivables from Parents	-	-	-	-	3,964.0	-	3,964.0
Non current assets held for sale	-	-	-	-	27.0	-	27.0
Deferred tax assets	-	-	-	-	233.3	-	233.3
Product rights and other intangibles	-	-	-	-	62,618.6	-	62,618.6
Goodwill	-	-	-	-	46,356.1	-	46,356.1
Total assets	$88,093.5	$152,408.0	$25,883.6	$73,897.9	$207,619.4	$(405,675.0)	$142,227.4
Current liabilities:
Accounts payable and accrued expenses	-	-	208.9	-	4,784.4	-	4,993.3
Intercompany payables	-	55,828.8	1,652.9	9,359.1	27,773.7	(94,614.5)	-
Payable to Parents	-	334.1	-	-	1,038.7	-	1,372.8
Income taxes payable	-	-	-	-	57.8	-	57.8
Current portion of long-term debt and capital leases	-	-	1,478.1	1,197.4	122.4	-	2,797.9
Total current liabilities	-	56,162.9	3,339.9	10,556.5	33,777.0	(94,614.5)	9,221.8
Long-term debt and capital leases	-	-	22,540.1	3,079.0	4,351.7	-	29,970.8
Other long-term liabilities	-	-	-	-	1,086.0	-	1,086.0
Long-term intercompany payables	-	9,537.6	-	149.0	50,246.7	(59,933.3)	-
Other taxes payable	-	-	-	-	886.2	-	886.2
Deferred tax liabilities	-	-	-	-	12,969.1	-	12,969.1
Total liabilities	-	65,700.5	25,880.0	13,784.5	103,316.7	(154,547.8)	54,133.9
Total equity / (deficit)	88,093.5	86,707.5	3.6	60,113.4	104,302.7	(251,127.2)	88,093.5
Total liabilities and equity	$88,093.5	$152,408.0	$25,883.6	$73,897.9	$207,619.4	$(405,675.0)	$142,227.4

Warner Chilcott Limited

Consolidating Statements of Operations

For the Three Months Ended September 30, 2017

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$4,034.3	$-	$4,034.3

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	586.5	-	586.5
Research and development	-	-	-	-	442.6	-	442.6
Selling and marketing	-	-	-	-	832.8	-	832.8
General and administrative	-	-	(0.9)	-	278.1	-	277.2
Amortization	-	-	-	-	1,781.0	-	1,781.0
In-process research and development impairments	-	-	-	-	202.0	-	202.0
Asset sales and impairments, net	-	-	-	-	3,874.8	-	3,874.8
Total operating expenses	-	-	(0.9)	-	7,997.8	-	7,996.9
Operating (loss)	-	-	0.9	-	(3,963.5)	-	(3,962.6)

Non-operating income (expense):
Interest income / (expense), net	-	193.6	52.5	(26.3)	(447.1)	-	(227.3)
Other (expense), net	-	-	-	-	(1,310.3)	-	(1,310.3)
Total other income (expense), net	-	193.6	52.5	(26.3)	(1,757.4)	-	(1,537.6)
Income / (loss) before income taxes and noncontrolling interest	-	193.6	53.4	(26.3)	(5,720.9)	-	(5,500.2)
(Benefit) / provision for income taxes	-	-	0.3	(14.4)	(1,624.7)	-	(1,638.8)
Losses / (earnings) of equity interest subsidiaries	3,869.2	4,077.9	-	2,564.2	-	(10,511.3)	-
Net (loss) / income from continuing operations, net of tax	$(3,869.2)	$(3,884.3)	$53.1	$(2,576.1)	$(4,096.2)	$10,511.3	$(3,861.4)
(Loss) from discontinued operations	-	-	-	-	(6.1)	-	(6.1)
Net (loss) / income	$(3,869.2)	$(3,884.3)	$53.1	$(2,576.1)	$(4,102.3)	$10,511.3	$(3,867.5)
(Income) attributable to noncontrolling interest	-	-	-	-	(1.7)	-	(1.7)
Net (loss) / income attributable to ordinary shareholders	$(3,869.2)	$(3,884.3)	$53.1	$(2,576.1)	$(4,104.0)	$10,511.3	$(3,869.2)
Other comprehensive income / (loss)	86.2	176.0	-	(50.2)	86.2	(212.0)	86.2
Comprehensive income / (loss)	$(3,783.0)	$(3,708.3)	$53.1	$(2,626.3)	$(4,017.8)	$10,299.3	$(3,783.0)

Warner Chilcott Limited

Consolidating Statements of Operations

For the Nine Months Ended September 30, 2017

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	-	-	-	-	11,614.6	-	11,614.6

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	1,587.1	-	1,587.1
Research and development	-	-	-	-	1,691.9	-	1,691.9
Selling and marketing	-	-	-	-	2,637.1	-	2,637.1
General and administrative	-	-	9.2	1.1	1,028.9	-	1,039.2
Amortization	-	-	-	-	5,274.9	-	5,274.9
In process research and development impairments	-	-	-	-	1,245.3	-	1,245.3
Asset sales and impairments, net	-	-	-	-	3,896.2	-	3,896.2
Total operating expenses	-	-	9.2	1.1	17,361.4	-	17,371.7
Operating (loss)	-	-	(9.2)	(1.1)	(5,746.8)	-	(5,757.1)

Non-operating income (expense):
Interest income / (expense), net	-	721.7	117.3	(104.3)	(1,440.5)	-	(705.8)
Other income (expense), net	-	-	(110.4)	(39.9)	(3,216.3)	-	(3,366.6)
Total other income (expense), net	-	721.7	6.9	(144.2)	(4,656.8)	-	(4,072.4)
Income / (loss) before income taxes and noncontrolling interest	-	721.7	(2.3)	(145.3)	(10,403.6)	-	(9,829.5)
(Benefit) / provision for income taxes	-	(0.2)	0.3	(73.4)	(2,678.8)	-	(2,752.1)
Losses / (earnings) of equity interest subsidiaries	7,099.7	7,901.8	-	2,579.5	-	(17,581.0)	-
Net (loss) / income from continuing operations, net of tax	$(7,099.7)	$(7,179.9)	$(2.6)	$(2,651.4)	$(7,724.8)	$17,581.0	$(7,077.4)
(Loss) from discontinued operations	-	-	-	-	(17.6)	-	(17.6)
Net (loss) / income	$(7,099.7)	$(7,179.9)	$(2.6)	$(2,651.4)	$(7,742.4)	$17,581.0	$(7,095.0)
(Income) attributable to noncontrolling interest	-	-	-	-	(4.7)	-	(4.7)
Net (loss) / income attributable to ordinary shareholders	$(7,099.7)	$(7,179.9)	$(2.6)	$(2,651.4)	$(7,747.1)	$17,581.0	$(7,099.7)
Other comprehensive income / (loss)	2,749.6	2,894.5	-	(357.7)	2,749.6	(5,286.4)	2,749.6
Comprehensive (loss) / income	$(4,350.1)	$(4,285.4)	$(2.6)	$(3,009.1)	$(4,997.5)	$12,294.6	$(4,350.1)

Warner Chilcott Limited

Consolidating Statements of Operations

For the Three Months Ended September 30, 2016

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$3,622.2	$-	$3,622.2

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	462.2	-	462.2
Research and development	-	-	-	-	622.8	-	622.8
Selling and marketing	-	-	-	-	796.0	-	796.0
General and administrative	-	4.1	-	-	308.1	-	312.2
Amortization	-	-	-	-	1,609.1	-	1,609.1
In process research and development impairments	-	-	-	-	42.0	-	42.0
Asset sales and impairments, net	-	-	-	-	(4.7)	-	(4.7)
Total operating expenses	-	4.1	-	-	3,835.5	-	3,839.6
Operating (loss)	-	(4.1)	-	-	(213.3)	-	(217.4)

Non-operating income (expense):
Interest income / (expense), net	-	911.6	(216.6)	(40.3)	(960.9)	-	(306.2)
Other income, net	-	-	-	-	33.6	-	33.6
Total other income (expense), net	-	911.6	(216.6)	(40.3)	(927.3)	-	(272.6)
(Loss) / income before income taxes and noncontrolling interest	-	907.5	(216.6)	(40.3)	(1,140.6)	-	(490.0)
Provision / (benefit) for income taxes	-	-	-	(22.6)	(136.3)	-	(158.9)
Losses / (earnings) of equity interest subsidiaries	(15,269.0)	(11,485.0)	-	747.6	-	26,006.4	-
Net (loss) / income from continuing operations, net of tax	$15,269.0	$12,392.5	$(216.6)	$(765.3)	$(1,004.3)	$(26,006.4)	$(331.1)
(Loss) from discontinued operations	-	-	-	-	15,601.9	-	15,601.9
Net (loss) / income	$15,269.0	$12,392.5	$(216.6)	$(765.3)	$14,597.6	$(26,006.4)	$15,270.8
(Income) attributable to noncontrolling interest	-	-	-	-	(1.8)	-	(1.8)
Net (loss) / income attributable to ordinary shareholders	$15,269.0	$12,392.5	$(216.6)	$(765.3)	$14,595.8	$(26,006.4)	$15,269.0
Other comprehensive (loss) / income	916.4	958.4	-	900.2	916.4	(2,775.0)	916.4
Comprehensive income / (loss)	$16,185.4	$13,350.9	$(216.6)	$134.9	$15,512.2	$(28,781.4)	$16,185.4

Consolidating Statements of Operations

For the Nine Months Ended September 30, 2016

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$10,706.3	$-	$10,706.3

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	1,381.1	-	1,381.1
Research and development	-	-	-	-	1,662.4	-	1,662.4
Selling and marketing	-	-	-	-	2,429.6	-	2,429.6
General and administrative	-	4.6	-	19.8	941.8	-	966.2
Amortization	-	-	-	-	4,831.9	-	4,831.9
In process research and development impairments	-	-	-	-	316.9	-	316.9
Asset sales and impairments, net	-	-	-	-	(24.0)	-	(24.0)
Total operating expenses	-	4.6	-	19.8	11,539.7	-	11,564.1
Operating (loss)	-	(4.6)	-	(19.8)	(833.4)	-	(857.8)

Non-operating income (expense):
Interest income / (expense), net	-	1,349.2	2.2	(117.2)	(2,213.6)	-	(979.4)
Other income (expense), net	-	-	-	-	34.2	-	34.2
Total other income (expense), net	-	1,349.2	2.2	(117.2)	(2,179.4)	-	(945.2)
Income / (loss) before income taxes and noncontrolling interest	-	1,344.6	2.2	(137.0)	(3,012.8)	-	(1,803.0)
Provision / (benefit) for income taxes	-	-	-	(51.4)	(774.4)	-	(825.8)
Losses / (earnings) of equity interest subsidiaries	(14,891.7)	(10,701.3)	-	198.6	-	25,394.4	-
Net (loss) / income from continuing operations, net of tax	$14,891.7	$12,045.9	$2.2	$(284.2)	$(2,238.4)	$(25,394.4)	$(977.2)
Income from discontinued operations	-	-	-	-	15,873.2	-	15,873.2
Net (loss) / income	$14,891.7	$12,045.9	$2.2	$(284.2)	$13,634.8	$(25,394.4)	$14,896.0
(Income) attributable to noncontrolling interest	-	-	-	-	(4.3)	-	(4.3)
Net (loss) / income income attributable to ordinary shareholders	$14,891.7	$12,045.9	$2.2	$(284.2)	$13,630.5	$(25,394.4)	$14,891.7
Other comprehensive income / (loss)	1,093.4	1,213.8	-	871.1	1,093.4	(3,178.3)	1,093.4
Comprehensive (loss) / income	$15,985.1	$13,259.7	$2.2	$586.9	$14,723.9	$(28,572.7)	$15,985.1

Warner Chilcott Limited

Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2017

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net (loss) / income	$(7,099.7)	$(7,179.9)	$(2.6)	$(2,651.4)	$(7,742.4)	$17,581.0	$(7,095.0)
Reconciliation to net cash provided by operating activities:
Losses / (earnings) of equity interest subsidiaries	7,099.7	7,901.8	-	2,579.5	-	(17,581.0)	-
Depreciation	-	-	-	-	123.2	-	123.2
Amortization	-	-	-	-	5,274.9	-	5,274.9
Provision for inventory reserve	-	-	-	-	77.3	-	77.3
Share-based compensation	-	-	-	-	220.8	-	220.8
Deferred income tax benefit	-	-	-	-	(3,205.3)	-	(3,205.3)
In-process research and development impairments	-	-	-	-	1,245.3	-	1,245.3
Loss on asset sales and impairments, net	-	-	-	-	3,896.2	-	3,896.2
Net income impact of other-than-temporary loss on investment in Teva securities	-	-	-	-	3,273.5	-	3,273.5
Amortization of inventory step up	-	-	-	-	126.2	-	126.2
Non-cash debt extinguishment	-	-	17.6	12.2	(38.0)	-	(8.2)
Amortization of deferred financing costs	-	-	17.0	2.6	-	-	19.6
Contingent consideration adjustments, including accretion	-	-	-	-	(51.6)	-	(51.6)
Dividends from subsidiaries	917.0	-	-	-	-	(917.0)	-
Other, net	-	(10.0)	-	-	(8.2)	-	(18.2)
Changes in assets and liabilities (net of effects of acquisitions)	-	(5,072.9)	(235.4)	1,800.4	3,591.6	-	83.7
Net cash provided by / (used in) operating activities	917.0	(4,361.0)	(203.4)	1,743.3	6,783.5	(917.0)	3,962.4
Cash Flows From Investing Activities:
Additions to property plant and equipment	-	-	-	-	(234.0)	-	(234.0)
Additions to product rights and other intangibles	-	-	-	-	(604.3)	-	(604.3)
Additions to investments	-	(3,989.6)	-	-	(4,444.2)	-	(8,433.8)
Proceeds from sale of investments and other assets	-	7,866.4	-	-	6,608.0	-	14,474.4
Proceeds from sales of property, plant and equipment	-	-	-	-	5.8	-	5.8
Acquisitions of business, net of cash acquired	-	-	-	-	(5,290.4)	-	(5,290.4)
Net cash provided by / (used in) investing activities	-	3,876.8	-	-	(3,959.1)	-	(82.3)
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness	-	-	3,020.9	-	4.1	-	3,025.0
Debt issuance costs	-	-	(17.5)	-	-	-	(17.5)
Payments on debt, including capital lease obligations	-	-	(2,800.0)	(1,743.3)	(1,035.9)	-	(5,579.2)
Payments of contingent consideration and other financing	-	-	-	-	(515.2)	-	(515.2)
Dividends to Parent	(917.0)	-	-	-	(917.0)	917.0	(917.0)
Net cash (used in) / provided by financing activities	(917.0)	-	203.4	(1,743.3)	(2,464.0)	917.0	(4,003.9)
Effect of currency exchange rate changes on cash and cash equivalents	-	-	-	-	19.1	-	19.1
Net (decrease) in cash and cash equivalents	-	(484.2)	-	-	379.5	-	(104.7)
Cash and cash equivalents at beginning of period	0.1	513.9	-	-	1,199.2	-	1,713.2
Cash and cash equivalents at end of period	$0.1	$29.7	$-	$-	$1,578.7	$-	$1,608.5

Warner Chilcott Limited

Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2016

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net (loss) / income	$14,891.7	$12,045.9	$2.2	$(284.2)	$13,634.8	$(25,394.4)	$14,896.0
Reconciliation to net cash provided by operating activities:
(Earnings) / losses of equity interest subsidiaries	(14,891.7)	(10,701.3)	-	198.6	-	25,394.4	-
Depreciation	-	-	-	-	117.6	-	117.6
Amortization	-	-	-	-	4,836.7	-	4,836.7
Provision for inventory reserve	-	-	-	-	162.7	-	162.7
Share-based compensation	-	-	-	-	269.9	-	269.9
Deferred income tax benefit	-	-	-	-	(517.1)	-	(517.1)
Pre-tax gain on sale of generics business	-	-	-	-	(24,203.1)	-	(24,203.1)
Non-cash tax effect of gain on sale of generics business	-	-	-	-	5,749.9	-	5,749.9
In-process research and development impairments	-	-	-	-	316.9	-	316.9
(Gain) on asset sales and impairments, net		-	-	-	(24.0)		(24.0)
Amortization of inventory step-up	-	-	-	-	42.4	-	42.4
Amortization of deferred financing costs	-	21.7	18.3	3.2	1.4	-	44.6
Contingent consideration adjustments, including accretion	-	-	-	-	76.7	-	76.7
Dividends from subsidiaries	1,244.8	1,244.8	-	-	-	(2,489.6)	-
Other, net	-	-	-	-	(16.0)	-	(16.0)
Changes in assets and liabilities (net of effects of acquisitions)	0.1	8,487.2	479.5	80.4	(10,821.9)	-	(1,774.7)
Net cash provided by / (used in) operating activities	1,244.9	11,098.3	500.0	(2.0)	(10,373.1)	(2,489.6)	(21.5)
Cash Flows From Investing Activities:
Additions to property, plant and equipment	-	-	-	-	(250.5)	-	(250.5)
Additions to product rights and other intangibles	-	-	-	-	-	-	-
Sale of generics business	-	-	-	-	33,304.5	-	33,304.5
Additions to investments	-	-	-	-	(15,445.5)	-	(15,445.5)
Proceeds from the sale of investments and other assets	-	-	-	-	40.0	-	40.0
Proceeds from sales of property, plant and equipment	-	-	-	-	33.3	-	33.3
Acquisitions of businesses, net of cash acquired	-	-	-	-	(74.5)	-	(74.5)
Net cash (used in) investing activities	-	-	-	-	17,607.3	-	17,607.3
Cash Flows From Financing Activities:
Proceeds from borrowings on credit facility	-	1,050.0	-	-	-	-	1,050.0
Payments on debt, including capital lease obligations	-	(8,815.9)	(500.0)	-	(1,515.1)	-	(10,831.0)
Payments of contingent consideration	-	-	-	-	(77.7)	-	(77.7)
Dividends to Parent	(1,244.8)	(1,244.8)	-	-	(1,244.8)	2,489.6	(1,244.8)
Net cash (used in) / provided by financing activities	(1,244.8)	(9,010.7)	(500.0)	-	(2,837.6)	2,489.6	(11,103.5)
Effect of currency exchange rate changes on cash and cash equivalents	-	-	-	-	4.3	-	4.3
Net increase / (decrease) in cash and cash equivalents	0.1	2,087.6	-	(2.0)	4,400.9	-	6,486.6
Cash and cash equivalents at beginning of period	-	13.5	-	2.0	1,020.7	-	1,036.2
Cash and cash equivalents at end of period	$0.1	$2,101.1	$-	$-	$5,421.6	$-	$7,522.8

NOTE 22 – Subsequent Events

Tax Structure

As a result of changes to the internal structure of the Company that occurred in October 2017, we estimate that a net tax benefit of approximately $795.0 million will be accounted for as a discrete item in our Q4 2017 tax provision. This is due to certain temporary differences expected to reverse at tax rates different than what was originally recorded.

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

The Company recognized a combined gain on the sale of the Anda Distribution business and the Teva Transaction of $15,932.2 million in the year ended December 31, 2016, as well as deferred liabilities relating to other elements of our arrangements with Teva of $299.2 million.  In the three and nine months ended September 30, 2016, the Company recognized a gain on the sale of the generics business of $15,881.5 million.

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

2017 Transactions

The following are the material transactions that were completed in the nine months ended September 30, 2017.

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

As a result of the Zeltiq Acquisition, the Company incurred the following transaction and integration costs in the three and nine months ended September 30, 2017 ($ in millions):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Cost of sales
Stock-based compensation acquired for legacy Zeltiq employees	$0.8	$1.3
Research and development
Stock-based compensation acquired for legacy Zeltiq employees	1.3	2.1
Acquisition, integration and restructuring related charges	0.7	1.0
Selling and marketing
Stock-based compensation acquired for legacy Zeltiq employees	4.3	7.9
Acquisition, integration and restructuring related charges	2.1	12.4
General and administrative
Stock-based compensation acquired for legacy Zeltiq employees	1.9	36.1
Acquisition, integration and restructuring related charges	8.2	37.9
Total Integration Costs	$19.3	$98.7

LifeCell Corporation

On February 1, 2017, the Company acquired the LifeCell Corporation (“LifeCell”), a regenerative medicine company, for an acquisition accounting price of $2,883.1 million (the “LifeCell Acquisition”). The acquisition combined LifeCell's novel, regenerative medicines business, including its high-quality and durable portfolio of dermal matrix products with the Company’s leading portfolio of medical aesthetics, breast implants and tissue expanders. The acquisition of LifeCell expanded the Company’s marketed product portfolio by adding Alloderm® and Strattice®.

As a result of the LifeCell Acquisition, the Company incurred the following transaction and integration costs in the three and nine months ended September 30, 2017 ($ in millions):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Cost of sales
Acquisition, integration and restructuring related charges	$-	$0.2
Research and development
Acquisition, integration and restructuring related charges	-	0.6
Selling and marketing
Acquisition, integration and restructuring related charges	-	2.9
General and administrative
Acquisition, integration and restructuring related charges	7.8	37.3
Total Integration Costs	$7.8	$41.0

Licenses and Other Transactions Accounted for as Asset Acquisitions

Lyndra, Inc.

On July 28, 2017, the Company entered into a collaboration, option and license agreement with Lyndra, Inc. (“Lyndra”) to develop orally administered ultra-long-acting (once-weekly) products for the treatment of Alzheimer’s disease and an additional, unspecified indication. The total upfront payment of $15.0 million was expensed as a component of R&D expense in the three and nine months ended September 30, 2017. The future option exercise payments, if any, and any future success based milestones relating to the licensed products of up to $85.0 million will be recorded if the corresponding events become probable.

Editas Medicine, Inc.

On March 14, 2017, the Company entered into a strategic alliance and option agreement with Editas Medicine, Inc. (“Editas”) for access to early stage, first-in-class eye care programs. Pursuant to the agreement, Allergan made an upfront payment of $90.0 million for the right to license up to five of Editas’ gene-editing programs in eye care, including its lead program for Leber Congenital Amaurosis (“LCA”), which is currently in pre-clinical development. Under the terms of the agreement, if an option is exercised, Editas is eligible to receive contingent research and development and commercial milestones plus royalties based on net sales.  The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing, as well as the lack of certain other inputs and processes, that the transaction did not qualify as a business. The total upfront payment of $90.0 million was expensed as a component of R&D expense in the nine months ended September 30, 2017. The future option exercise payments, if any, and any future success based milestones relating to the licensed products will be recorded if the corresponding events become probable.

Assembly Biosciences, Inc.

On January 9, 2017 the Company entered into a licensing agreement with Assembly Biosciences, Inc. (“Assembly”) for the worldwide rights to Assembly’s microbiome gastrointestinal development programs. Pursuant to the agreement, Allergan made an upfront payment to Assembly of $50.0 million for the exclusive, worldwide rights to develop and commercialize certain development compounds. Additionally, Assembly will be eligible to receive success-based development and commercial milestone payments plus royalties based on net sales. Allergan and Assembly will generally share development costs through proof-of-concept (“POC”) studies, and Allergan will assume all post-POC development costs.  The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing, as well as the lack of certain other inputs and processes, that the transaction did not qualify as a business. The total upfront payment of $50.0 million was expensed as a component of R&D expense in the nine months ended September 30, 2017 and the future success based milestone payments of up to $2,771.0 million will be recorded if the corresponding events become probable.

Lysosomal Therapeutics, Inc.

On January 9, 2017 the Company entered into a definitive agreement for the option to acquire Lysosomal Therapeutics, Inc. (“LTI”). LTI is focused on innovative small-molecule research and development in the field of neurodegeneration, yielding new treatment options for patients with severe neurological diseases. Under the agreement, Allergan acquired an option right directly from LTI shareholders to acquire LTI for $150.0 million plus future milestone payments following completion of a Phase 1b trial for LTI-291 as well as an upfront research and development payment. The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing, as well as the lack of certain other inputs and processes, that the transaction did not qualify as a business.  The aggregate upfront payment of $145.0 million was recorded as a component of R&D expense in the nine months ended September 30, 2017.

Other Transactions

Saint Regis Mohawk Tribe

On September 8, 2017, the Company entered into an agreement with the Saint Regis Mohawk Tribe, under which the Saint Regis Mohawk Tribe obtained the rights to Orange Book-listed patents covering Restasis® (Cyclosporine Ophthalmic Emulsion) 0.05%, and the Company was granted exclusive licenses under the patents related to the product. Pursuant to the agreement, the Company paid the Saint Regis Mohawk Tribe an upfront payment of $13.8 million, which was recorded as a component of cost of sales in the three and nine months ended September 30, 2017.  Additionally, the Saint Regis Mohawk Tribe will be eligible to receive $15.0 million in annual royalties, during the period that certain patent claims remain in effect.

2016 Transactions

The following are the material transactions that were completed in the year ended December 31, 2016.

Acquisitions

Tobira Therapeutics, Inc.

On November 1, 2016, the Company acquired Tobira Therapeutics, Inc. (“Tobira”), a clinical-stage biopharmaceutical company focused on developing and commercializing therapies for non-alcoholic steatohepatitis (“NASH”) and other liver diseases, for an acquisition accounting purchase price of $570.1 million, plus contingent consideration of up to $49.84 per share in contingent value rights (“CVR”), or up to $1,101.3 million, that may be payable based on the successful completion of certain development, regulatory and commercial milestones (the “Tobira Acquisition”), of which $303.1 million was paid during the second quarter of 2017. The CVR had an aggregate acquisition date fair value of $479.0 million. The Tobira Acquisition added to the Company’s pipeline Cenicriviroc and Evogliptin, two differentiated, complementary development programs for the treatment of the multi-factorial elements of NASH, including inflammation, metabolic syndromes and fibrosis.

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

Initial Consideration
AstraZeneca plc agreement in the three months ended December 31, 2016	$250.0
Motus Therapeutics, Inc. acquisition in the three months ended December 31, 2016	199.5
Chase Pharmaceuticals Corporation acquisition in the three months ended December 31, 2016	122.9
RetroSense Therapeutics, LLC license agreement in the three months ended September 30, 2016	59.7
Akarna Therapeutics, Ltd acquisition in the three months ended September 30, 2016	48.2
Topokine Therapeutics, Inc. acquisition in the three months ended June 30, 2016	85.8
Heptares Therapeutics Ltd. license agreement in the three months ended June 30, 2016	125.0
Anterios, Inc. acquisition in the three months ended March 31, 2016	89.2

2015 Transactions

The following are the material transactions that were completed in the year ended December 31, 2015.

Allergan, Inc.

On March 17, 2015, the Company completed the acquisition of Allergan, Inc. (“Legacy Allergan”).  The addition of Legacy Allergan’s therapeutic franchises in ophthalmology, neurosciences and medical aesthetics/dermatology/plastic surgery complemented the Company’s existing central nervous system, gastroenterology, women’s health and urology franchises. The combined company benefited from Legacy Allergan’s global brand equity and consumer awareness of key products. The transaction also expanded our presence and market and product reach across many international markets, with strengthened commercial positions across Canada, Europe, Southeast Asia and other high-value growth markets, including China, India, the Middle East and Latin America.

Acquisition-Related Expenses

As a result of the Allergan acquisition, the Company incurred the following transaction and integration costs in the three months ended September 30, 2017 and 2016, respectively ($ in millions):

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Cost of sales
Stock-based compensation acquired for Legacy Allergan employees	$1.1	$2.2
Acquisition, integration and restructuring related charges	-	6.6
Research and development
Stock-based compensation acquired for Legacy Allergan employees	5.8	9.3
Acquisition, integration and restructuring related charges	-	6.8
Selling and marketing
Stock-based compensation acquired for Legacy Allergan employees	7.5	15.8
Acquisition, integration and restructuring related charges	-	(1.2)
General and administrative
Stock-based compensation acquired for Legacy Allergan employees	2.9	9.9
Acquisition, integration and restructuring related charges	-	50.4
Total transaction and integration costs	$17.3	$99.8

As a result of the Allergan acquisition, the Company incurred the following transaction and integration costs in the nine months ended September 30, 2017 and 2016, respectively ($ in millions):

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Cost of sales
Stock-based compensation acquired for Legacy Allergan employees	$3.8	$7.4
Acquisition, integration and restructuring related charges	0.9	12.4
Research and development
Stock-based compensation acquired for Legacy Allergan employees	19.7	32.6
Acquisition, integration and restructuring related charges	0.5	10.6
Selling and marketing
Stock-based compensation acquired for Legacy Allergan employees	21.4	53.0
Acquisition, integration and restructuring related charges	-	11.7
General and administrative
Stock-based compensation acquired for Legacy Allergan employees	10.3	28.2
Acquisition, integration and restructuring related charges	9.2	144.0
Total transaction and integration costs	$65.8	$299.9

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

The Company evaluates segment performance based on segment contribution. Segment contribution for our segments represents net revenues less cost of sales (defined below), selling and marketing expenses, and select general and administrative expenses. Included in segment revenues are product sales that were sold through our former Anda Distribution business once the Anda Distribution business had sold the product to a third party customer. These sales are included in segment results and are reclassified into revenues from discontinued operations through a reduction of Corporate revenues which eliminates the sales made by our former Anda Distribution business from results of continuing operations prior to October 3, 2016.  Cost of sales for these products in discontinued operations is equal to our average third party cost of sales for third party branded products distributed by our former Anda Distribution. The Company does not evaluate the following items at the segment level:

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

Three Months Ended September 30, 2017 and 2016

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the three months ended September 30, 2017 and 2016 ($ in millions):

	Three Months Ended September 30, 2017
	US Specialized	US General
	Therapeutics	Medicine	International	Total
Net revenues	$1,724.8	$1,497.4	$807.8	$4,030.0

Operating expenses:
Cost of sales(1)	131.4	225.5	116.3	473.2
Selling and marketing	353.5	247.7	224.8	826.0
General and administrative	54.8	47.7	28.3	130.8
Segment Contribution	$1,185.1	$976.5	$438.4	$2,600.0
Contribution margin	68.7%	65.2%	54.3%	64.5%
Corporate				321.9
Research and development				442.6
Amortization				1,781.0
In-process research and development impairments				202.0
Asset sales and impairments, net				3,874.8
Operating (loss)				$(4,022.3)
Operating margin				(99.8)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.

	Three Months Ended September 30, 2016
	US Specialized	US General
	Therapeutics	Medicine	International	Total
Net revenues	$1,453.2	$1,488.1	$697.8	$3,639.1

Operating expenses:
Cost of sales(1)	69.2	215.1	95.1	379.4
Selling and marketing	292.4	292.8	188.2	773.4
General and administrative	41.2	42.3	28.0	111.5
Segment Contribution	$1,050.4	$937.9	$386.5	$2,374.8
Contribution margin	72.3%	63.0%	55.4%	65.3%
Corporate				372.0
Research and development				622.8
Amortization				1,609.1
In-process research and development impairments				42.0
Asset sales and impairments, net				(4.7)
Operating (loss)				$(266.4)
Operating margin				(7.3)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.

The following is a reconciliation of net revenues for the operating segments to the Company’s net revenues for the three months ended September 30, 2017 and 2016 ($ in millions):

	Three Months Ended September 30,		Change
	2017	2016	Dollars	%
Segment net revenues	$4,030.0	$3,639.1	$390.9	10.7%
Corporate revenues	4.3	(16.9)	21.2	125.4%
Net revenues	$4,034.3	$3,622.2	$412.1	11.4%

No country outside of the United States represents ten percent or more of net revenues. The US Specialized Therapeutics and US General Medicine segments are comprised solely of sales within the United States.

The following table represents global net revenues for the top products for the three months ended September 30, 2017 and 2016 ($ in millions):

	Three Months Ended September 30, 2017					Three Months Ended September 30, 2016					Total Change
	US Specialized Therapeutics	US General Medicine	International	Corporate	Total	US Specialized Therapeutics	US General Medicine	International	Corporate	Total	Dollars	Percentage
Botox®	$558.6	$-	$215.9	$-	$774.5	$496.3	$-	$193.4	$-	$689.7	$84.8	12.3%
Restasis®	366.8	-	15.5	-	382.3	356.4	-	15.4	-	371.8	10.5	2.8%
Juvederm Collection**	115.6	-	126.5	-	242.1	105.0	-	96.8	-	201.8	40.3	20.0%
Linzess®/Constella®	-	190.9	5.7	-	196.6	-	164.4	4.3	-	168.7	27.9	16.5%
Lumigan®/Ganfort®	83.3	-	91.5	-	174.8	78.3	-	86.6	-	164.9	9.9	6.0%
Bystolic® /Byvalson®	-	164.2	0.5	-	164.7	-	165.1	0.5	-	165.6	(0.9)	(0.5)%
Alphagan®/Combigan®	92.7	-	43.4	-	136.1	93.4	-	41.3	-	134.7	1.4	1.0%
Eye Drops	53.7	-	71.2	-	124.9	50.2	-	67.7	-	117.9	7.0	5.9%
Lo Loestrin®	-	120.0	-	-	120.0	-	105.7	-	-	105.7	14.3	13.5%
Namenda XR®	-	114.3	-	-	114.3	-	146.9	-	-	146.9	(32.6)	(22.2)%
Estrace® Cream	-	101.6	-	-	101.6	-	98.6	-	-	98.6	3.0	3.0%
Breast Implants	58.0	-	38.1	-	96.1	51.1	-	35.6	-	86.7	9.4	10.8%
Viibryd®/Fetzima®	-	86.5	1.0	-	87.5	-	87.6	-	-	87.6	(0.1)	(0.1)%
Alloderm®	84.6	-	1.5	-	86.1	-	-	-	-	-	86.1	n.a.
Vraylar™	-	80.2	-	-	80.2	-	32.4	-	-	32.4	47.8	147.5%
Ozurdex ®	24.6	-	50.2	-	74.8	20.9	-	43.4	-	64.3	10.5	16.3%
Coolsculpting Consumables	50.3	-	13.8	-	64.1	-	-	-	-	-	64.1	n.a.
Asacol®/Delzicol®	-	49.5	11.9	-	61.4	-	72.2	14.2	-	86.4	(25.0)	(28.9)%
Carafate ® /Sulcrate ®	-	58.7	0.7	-	59.4	-	56.4	0.6	-	57.0	2.4	4.2%
Zenpep®	-	56.8	-	-	56.8	-	52.5	-	-	52.5	4.3	8.2%
Aczone®	46.7	-	0.2	-	46.9	69.0	-	-	-	69.0	(22.1)	(32.0)%
Canasa®/Salofalk®	-	39.0	4.6	-	43.6	-	47.2	4.4	-	51.6	(8.0)	(15.5)%
Coolsculpting Systems & Add On Applicators	33.1	-	10.2	-	43.3	-	-	-	-	-	43.3	n.a.
Viberzi®	-	40.9	0.2	-	41.1	-	30.9	-	-	30.9	10.2	33.0%
Armour Thyroid	-	38.5	-	-	38.5	-	39.1	-	-	39.1	(0.6)	(1.5)%
Saphris®	-	37.2	-	-	37.2	-	40.8	-	-	40.8	(3.6)	(8.8)%
Namzaric®	-	37.0	-	-	37.0	-	14.9	-	-	14.9	22.1	148.3%
Rapaflo®	28.3	-	1.8	-	30.1	25.2	-	1.5	-	26.7	3.4	12.7%
Teflaro®	-	29.1	-	-	29.1	-	33.3	-	-	33.3	(4.2)	(12.6)%
Savella®	-	24.0	-	-	24.0	-	28.1	-	-	28.1	(4.1)	(14.6)%
SkinMedica®	18.7	-	1.4	-	20.1	25.8	-	-	-	25.8	(5.7)	(22.1)%
Avycaz®	-	16.9	-	-	16.9	-	4.8	-	-	4.8	12.1	n.m.
Dalvance®	-	16.1	-	-	16.1	-	10.3	-	-	10.3	5.8	56.3%
Latisse®	13.6	-	1.9	-	15.5	17.2	-	1.9	-	19.1	(3.6)	(18.8)%
Tazorac®	15.1	-	0.1	-	15.2	27.5	-	0.2	-	27.7	(12.5)	(45.1)%
Lexapro®	-	12.9	-	-	12.9	-	15.6	-	-	15.6	(2.7)	(17.3)%
Kybella® /Belkyra®	9.6	-	1.6	-	11.2	14.2	-	0.5	-	14.7	(3.5)	(23.8)%
Liletta®	-	9.3	-	-	9.3	-	4.4	-	-	4.4	4.9	111.4%
Minastrin® 24	-	3.6	-	-	3.6	-	84.9	-	-	84.9	(81.3)	(95.8)%
Enablex®	-	0.9	-	-	0.9	-	1.9	-	-	1.9	(1.0)	(52.6)%
Namenda® IR	-	-	-	-	0.0	-	2.9	-	-	2.9	(2.9)	(100.0)%
Other Products Revenues	71.5	169.3	98.4	4.3	343.5	22.7	147.2	89.5	6.8	266.2	77.3	29.0%
Less product sold through our former Anda Distribution business	n.a.	n.a.	n.a.	-	-	n.a.	n.a.	n.a.	(23.7)	(23.7)	23.7	n.a.
Total Net Revenues	$1,724.8	$1,497.4	$807.8	$4.3	$4,034.3	$1,453.2	$1,488.1	$697.8	$(16.9)	$3,622.2	$412.1	11.4%

**	Sales of fillers including Juvederm, Voluma and other fillers are referred to herein as the “Juvederm Collection.”

US Specialized Therapeutics Segment

The following table presents top product sales and net contribution for the US Specialized Therapeutics segment for the three months ended September 30, 2017 and 2016 ($ in millions):

	Three Months Ended September 30,		Change
	2017	2016 (1)	Dollars	%
Total Eye Care	$635.3	$608.5	$26.8	4.4%
Restasis®	366.8	356.4	10.4	2.9%
Alphagan®/Combigan®	92.7	93.4	(0.7)	(0.7)%
Lumigan®/Ganfort®	83.3	78.3	5.0	6.4%
Ozurdex®	24.6	20.9	3.7	17.7%
Eye Drops	53.7	50.2	3.5	7.0%
Other Eye Care	14.2	9.3	4.9	52.7%
Total Medical Aesthetics	602.3	388.9	213.4	54.9%
Facial Aesthetics	314.9	293.7	21.2	7.2%
Botox® Cosmetics	189.7	174.5	15.2	8.7%
Juvederm Collection	115.6	105.0	10.6	10.1%
Kybella®	9.6	14.2	(4.6)	(32.4)%
Plastic Surgery	58.0	52.2	5.8	11.1%
Breast Implants	58.0	51.1	6.9	13.5%
Other Plastic Surgery	-	1.1	(1.1)	(100.0)%
Regenerative Medicine	113.7	-	113.7	n.a.
Alloderm®	84.6	-	84.6	n.a.
Other Regenerative Medicine	29.1	-	29.1	n.a.
Body Contouring	83.4	-	83.4	n.a.
Coolsculpting® Systems & Add On Applicators	33.1	-	33.1	n.a.
Coolsculpting® Consumables	50.3	-	50.3	n.a.
Skin Care	32.3	43.0	(10.7)	(24.9)%
SkinMedica®	18.7	25.8	(7.1)	(27.5)%
Latisse®	13.6	17.2	(3.6)	(20.9)%
Total Medical Dermatology	86.9	116.1	(29.2)	(25.2)%
Aczone®	46.7	69.0	(22.3)	(32.3)%
Tazorac®	15.1	27.5	(12.4)	(45.1)%
Botox® Hyperhidrosis	16.8	16.3	0.5	3.1%
Other Medical Dermatology	8.3	3.3	5.0	151.5%
Total Neuroscience and Urology	380.4	330.7	49.7	15.0%
Botox® Therapeutics	352.1	305.5	46.6	15.3%
Rapaflo®	28.3	25.2	3.1	12.3%
Other Neuroscience and Urology	-	-	-	n.a.
Other Revenues	19.9	9.0	10.9	121.1%
Net revenues	$1,724.8	$1,453.2	$271.6	18.7%
Operating expenses:
Cost of sales(2)	131.4	69.2	62.2	89.9%
Selling and marketing	353.5	292.4	61.1	20.9%
General and administrative	54.8	41.2	13.6	33.0%
Segment contribution	$1,185.1	$1,050.4	$134.7	12.8%
Segment margin	68.7%	72.3%		(3.6)%
Segment gross margin(3)	92.4%	95.2%		(2.8)%

(1)	Includes revenues earned that were distributed through our former Anda Distribution business to third party customers.
(2)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(3)	Defined as net revenues less segment related cost of sales as a percentage of net revenues.

As a result of the Zeltiq and LifeCell acquisitions, the Company received the following segment contribution in the three months ended September 30, 2017 ($ in millions):

	LifeCell	Zeltiq	Combined Contribution
Net revenues	$114.4	$83.4	$197.8
Operating expenses:
Cost of sales	28.6	23.8	52.4
Selling and marketing	24.9	35.3	60.2
General and administrative	3.6	2.6	6.2

Net Revenues

The increase in segment net revenues for the three months ended September 30, 2017 over the prior year period was primarily driven by growth in Botox® Therapeutics, Facial Aesthetics and the LifeCell and Zeltiq acquisitions, offset, in part, by decreases in Medical Dermatology.

Botox® Therapeutics increased $46.6 million, or 15.3%, versus the prior year period driven by demand growth.

The increase in Facial Aesthetics revenues was driven in part by Botox® Cosmetics which increased $15.2 million, or 8.7%, versus the prior year period primarily due to demand growth.  Also contributing was an increase in Juvederm Collection revenues of $10.6 million, or 10.1% versus the prior year period driven by strong demand offset, in part, by an increase in discounts due to competitive entries.

The decline in Aczone® revenues of $22.3 million, or 32.3%, was primarily due to generic pressure on the branded acne category and higher discounts for formulary coverage.

Cost of Sales

Excluding the LifeCell and Zeltiq acquisitions, segment gross margin decreased to 94.8% in the three months ended September 30, 2017 versus 95.2% in the prior year period due to product mix.

Selling and Marketing Expenses

The increase in selling and marketing expenses primarily relates to the increased costs from the LifeCell and Zeltiq acquisitions of $60.2 million.

General and Administrative Expenses

The increase in general and administrative costs is due in part to the acquisitions of LifeCell and Zeltiq.

US General Medicine Segment

The following table presents top product sales and net contribution for the US General Medicine segment for the three months ended September 30, 2017 and 2016 ($ in millions):

	Three Months Ended September 30,		Change
	2017	2016 (1)	Dollars	%
Total Central Nervous System (CNS)	$355.2	$325.5	$29.7	9.1%
Namenda XR®	114.3	146.9	(32.6)	(22.2)%
Viibryd®/Fetzima®	86.5	87.6	(1.1)	(1.3)%
Saphris®	37.2	40.8	(3.6)	(8.8)%
Vraylar™	80.2	32.4	47.8	147.5%
Namzaric®	37.0	14.9	22.1	148.3%
Namenda® IR	-	2.9	(2.9)	(100.0)%
Total Gastrointestinal (GI)	443.5	431.4	12.1	2.8%
Linzess®	190.9	164.4	26.5	16.1%
Asacol®/Delzicol®	49.5	72.2	(22.7)	(31.4)%
Carafate®/Sulcrate®	58.7	56.4	2.3	4.1%
Zenpep®	56.8	52.5	4.3	8.2%
Canasa®/Salofalk®	39.0	47.2	(8.2)	(17.4)%
Viberzi®	40.9	30.9	10.0	32.4%
Other GI	7.7	7.8	(0.1)	(1.3)%
Total Women's Health	265.7	305.3	(39.6)	(13.0)%
Lo Loestrin®	120.0	105.7	14.3	13.5%
Estrace® Cream	101.6	98.6	3.0	3.0%
Minastrin® 24	3.6	84.9	(81.3)	(95.8)%
Liletta®	9.3	4.4	4.9	111.4%
Other Women's Health	31.2	11.7	19.5	166.7%
Total Anti-Infectives	67.2	52.5	14.7	28.0%
Teflaro®	29.1	33.3	(4.2)	(12.6)%
Dalvance®	16.1	10.3	5.8	56.3%
Avycaz®	16.9	4.8	12.1	n.m.
Other Anti-Infectives	5.1	4.1	1.0	24.4%
Diversified Brands	318.7	319.3	(0.6)	(0.2)%
Bystolic®/ Byvalson®	164.2	165.1	(0.9)	(0.5)%
Armour Thyroid	38.5	39.1	(0.6)	(1.5)%
Savella®	24.0	28.1	(4.1)	(14.6)%
Lexapro®	12.9	15.6	(2.7)	(17.3)%
Enablex®	0.9	1.9	(1.0)	(52.6)%
PacPharma	3.0	6.2	(3.2)	(51.6)%
Other Diversified Brands	75.2	63.3	11.9	18.8%
Other Revenues	47.1	54.1	(7.0)	(12.9)%
Net revenues	$1,497.4	$1,488.1	$9.3	0.6%
Operating expenses:
Cost of sales(2)	225.5	215.1	10.4	4.8%
Selling and marketing	247.7	292.8	(45.1)	(15.4)%
General and administrative	47.7	42.3	5.4	12.8%
Segment contribution	$976.5	$937.9	$38.6	4.1%
Segment margin	65.2%	63.0%		2.2%
Segment gross margin(3)	84.9%	85.5%		(0.6)%

(1)	Includes revenues earned that were distributed through our former Anda Distribution business to third party customers.
(2)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(3)	Defined as net revenues less segment related cost of sales as a percentage of net revenues.

Net Revenues

The increase in segment net revenues for the three months ended September 30, 2017 over the prior year is due primarily to increases in Central Nervous System, Anti-Infectives, and Gastrointestinal revenues, offset, in part, by a decline in Women’s Health revenues.

The increase in Central Nervous System revenues of $29.7 million, or 9.1%, was driven by the launch of Vraylar™ and Namzaric® offset, in part, by the continued decline in Namenda XR® due to decreased demand and conversion to Namzaric®.

Growth within our Gastrointestinal franchise of $12.1 million, or 2.8%, was primarily driven by growth in Linzess® and newly launched Viberzi®.   Linzess® revenues increased $26.5 million, or 16.1%, versus the prior year period primarily due to strong demand growth, and positive year over year trade buying patterns.  Offsetting these increases, in part, was a reduction in demand for Asacol® HD following the launch of an authorized generic in August 2016. Offsetting this decline, in part, was royalty revenue of $20.2 million relating to our authorized generic version of Asacol® HD, which is included within “Other Revenues”.

Women’s Health revenues declined $39.6 million, or 13.0%, primarily due to a decline of $81.3 million resulting from the loss of exclusivity on Minastrin® 24, offset, in part, by revenues on our new product, Taytulla® of $21.0 million and increased sales of Lo Loestrin® of 13.5% due primarily to strong demand growth.

Cost of Sales

The increase in cost of sales was the result of higher product revenues and unfavorable product mix, offset in part, by the impact of the Company reacquiring rights on select licensed products during the nine months ended September 30, 2017. As part of the rights reacquired, the Company is no longer obligated to pay royalties on the specific products, which increases the Company’s segment gross margin percentage.  In the three months ended September 30, 2016, royalties incurred relating to the reacquired product rights were $14.9 million.

Selling and Marketing Expenses

The decrease in selling and marketing expenses relates to lower promotional spending in the current year primarily related to Linzess®, Viberzi® and Vralyar™ and lower selling expenses due to headcount reductions and lower launch costs.

General and Administrative Expenses

General and administrative expenses are in line period-over-period.

International Segment

The following table presents top product sales and net contribution for the International segment for the three months ended September 30, 2017 and 2016 ($ in millions):

	Three Months Ended September 30,		Change
	2017	2016	$ Overall Change	$ Currency Change	$ Operational Change	% Overall Change	% Currency Change	% Operational Change
Total Eye Care	$317.9	$294.2	$23.7	$7.9	$15.8	8.1%	2.7%	5.4%
Lumigan®/Ganfort®	91.5	86.6	4.9	3.3	1.6	5.7%	3.8%	1.9%
Alphagan®/Combigan®	43.4	41.3	2.1	0.6	1.5	5.1%	1.5%	3.6%
Ozurdex®	50.2	43.4	6.8	1.6	5.2	15.7%	3.7%	12.0%
Optive®	28.4	25.6	2.8	1.0	1.8	10.9%	3.9%	7.0%
Other Eye Drops	42.8	42.1	0.7	0.7	0.0	1.7%	1.7%	0.0%
Restasis®	15.5	15.4	0.1	(0.1)	0.2	0.6%	(0.6)%	1.2%
Other Eye Care	46.1	39.8	6.3	0.8	5.5	15.8%	2.0%	13.8%
Total Medical Aesthetics	331.1	251.0	80.1	2.0	78.1	31.9%	0.8%	31.1%
Facial Aesthetics	259.6	212.6	47.0	1.5	45.5	22.1%	0.7%	21.4%
Botox® Cosmetics	131.5	115.3	16.2	(1.4)	17.6	14.1%	(1.2)%	15.3%
Juvederm Collection	126.5	96.8	29.7	2.8	26.9	30.7%	2.9%	27.8%
Belkyra® (Kybella®)	1.6	0.5	1.1	0.1	1.0	n.m.	20.0%	n.m.
Plastic Surgery	38.5	35.8	2.7	-	2.7	7.5%	0.0%	7.5%
Breast Implants	38.1	35.6	2.5	-	2.5	7.0%	0.0%	7.0%
Earfold™	0.4	0.2	0.2	-	0.2	100.0%	0.0%	100.0%
Regenerative Medicine	5.1	-	5.1	0.2	4.9	n.a.	n.a.	n.a.
Alloderm®	1.5	-	1.5	-	1.5	n.a.	n.a.	n.a.
Other Regenerative Medicine	3.6	-	3.6	0.2	3.4	n.a.	n.a.	n.a.
Body Contouring	24.0	-	24.0	0.2	23.8	n.a.	n.a.	n.a.
Coolsculpting® Systems & Add On Applicators	10.2	-	10.2	0.1	10.1	n.a.	n.a.	n.a.
Coolsculpting® Consumables	13.8	-	13.8	0.1	13.7	n.a.	n.a.	n.a.
Skin Care	3.9	2.6	1.3	0.1	1.2	50.0%	3.8%	46.2%
Botox® Therapeutics and Other	141.8	134.6	7.2	4.4	2.8	5.3%	3.3%	2.0%
Botox® Therapeutics	84.4	78.1	6.3	2.5	3.8	8.1%	3.2%	4.9%
Asacol®/Delzicol®	11.9	14.2	(2.3)	0.2	(2.5)	(16.2)%	1.4%	(17.6)%
Constella®	5.7	4.3	1.4	0.2	1.2	32.6%	4.7%	27.9%
Other Products	39.8	38.0	1.8	1.5	0.3	4.7%	3.9%	0.8%
Other Revenues	17.0	18.0	(1.0)	-	(1.0)	(5.6)%	0.0%	(5.6)%
Net revenues	$807.8	$697.8	$110.0	$14.3	$95.7	15.8%	2.0%	13.8%
Operating expenses:
Cost of sales(1)	116.3	95.1	21.2	2.6	18.6	22.3%	2.7%	19.6%
Selling and marketing	224.8	188.2	36.6	5.3	31.3	19.4%	2.8%	16.6%
General and administrative	28.3	28.0	0.3	0.6	(0.3)	1.1%	2.1%	(1.0)%
Segment contribution	$438.4	$386.5	$51.9	$5.8	$46.1	13.4%	1.5%	11.9%
Segment margin	54.3%	55.4%				(1.1)%
Segment gross margin(2)	85.6%	86.4%				(0.8)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2)	Defined as net revenues less segment related cost of sales as a percentage of net revenues.

Net Revenues

The increase in segment net revenues in the three months ended September 30, 2017 over the prior period is primarily due to the operational growth of total Facial Aesthetics and EyeCare, as well as the acquisition of Zeltiq, which contributed $24.0 million in net revenues during the three months ended September 30, 2017.

Within total Eye Care, Ozurdex® increased $6.8 million, or 15.7% versus the prior year period, primarily driven by demand growth.  Within Facial Aesthetics, Juvederm Collection revenues increased $29.7 million, or 30.7% versus the prior year period, primarily resulting from demand growth.  Botox® Cosmetic sales grew 14.1% driven by demand growth.  Botox® Therapeutics sales also grew 8.1% driven by demand growth.

In the first quarter of 2017, the Company announced a realignment of its International Commercial organization. As a result of this realignment, future promotional priorities among the International portfolio may shift and, as such, revenues by product may be impacted.

Cost of Sales

The increase in cost of sales was primarily due to the increase in net revenues, and an increase in manufacturing costs.  Segment gross margins declined to 85.6% for the three months ended September 30, 2017 compared to 86.4% for the three months ended September 30, 2016.

Selling and Marketing Expenses

The increase in selling and marketing expenses relates to promotional spending associated with Ozurdex®, Botox® Cosmetic and the Juvederm Collection, as well as $13.3 million relating to the Zeltiq Acquisition.

General and Administrative Expenses

General and administrative expenses are in line period-over-period.

Corporate

Corporate represents the results of corporate initiatives as well as the impact of select revenues and shared costs.  The following represents the corporate amounts for the three months ended September 30, 2017 and 2016 ($ in millions):

	Three Months Ended September 30, 2017
	Integration and Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Other	Revenues and Shared Costs	Total

Net Sales	$-	$-	$-	$-	$4.3	$4.3
Operating expenses:
Cost of sales(1)	41.3	(67.0)	39.6	13.8	85.6	113.3
Selling and marketing	(3.1)	-	8.1	1.3	0.5	6.8
General and administrative	29.8	-	3.4	30.6	142.3	206.1
Contribution	$(68.0)	$67.0	$(51.1)	$(45.7)	$(224.1)	$(321.9)

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

	Three Months Ended September 30, 2016
	Integration and Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Reclassification of Sales Distributed Through Anda to Discontinued Operations	Other	Revenues and Shared Costs	Total
Net Sales	$-	$-	$-	$(23.7)	$-	$6.8	$(16.9)
Operating expenses:
Cost of sales(1)	8.0	10.4	1.7	(23.0)	(0.1)	85.8	82.8
Selling and marketing	4.1	-	16.3	-	-	2.2	22.6
General and administrative	60.2	-	12.0	-	57.7	119.8	249.7
Contribution	$(72.3)	$(10.4)	$(30.0)	$(0.7)	$(57.6)	$(201.0)	$(372.0)

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

In the three months ended September 30, 2017, integration and restructuring charges included costs related to the integration of LifeCell and Zeltiq as well as the Company’s internal restructuring programs. As part of the Company’s internal restructuring programs, the Company incurred severance and other restructuring costs relating to the global manufacturing operations of $39.7 million as the Company intends to close certain facilities.   In the three months ended September 30, 2017 the Company incurred purchase accounting effects of $38.4 million in cost of sales related to the fair value inventory step-up from the LifeCell and Zeltiq acquisitions as products were sold to the Company’s third party customers. The Company also incurred charges related to the purchase accounting impact on stock-based compensation related to the Allergan, Forest Laboratories, Inc. (“Forest”) and Zeltiq acquisitions, which increased cost of sales, selling and marketing and general and administrative expenses.  In the three months ended September 30, 2017, general and administrative costs included legal settlement charges of $32.9 million.

In the three months ended September 30, 2016, integration and restructuring charges were primarily related to the integration of the Legacy Allergan business as well as charges incurred with the terminated merger with Pfizer, Inc. of $15.8 million. The Company incurred charges related to the purchase accounting impact on stock-based compensation related to the Allergan and Forest acquisitions, which increased cost of sales, selling and marketing and general and administrative expenses. Included in other in the three months ended September 30, 2016 are mark-to-market unrealized losses for foreign currency option contracts that were entered into in order to offset future exposure to movements in currencies of $18.2 million as well as legal settlement charges of $40.8 million.

Shared costs primarily include above site and unallocated costs associated with running our global manufacturing facilities and corporate General & Administrative expenses.  In the three months ended September 30, 2017, the Company incurred transactional foreign exchange losses of $24.5 million versus transactional foreign exchange gains of $41.5 million, which excludes mark-to-market unrealized losses on foreign currency option contracts, in the three months ended September 30, 2016.

Research and Development Expenses

R&D expenses consist predominantly of personnel-related costs, investigator costs for clinical trials, active pharmaceutical ingredient costs, contract research, license and milestone fees, biostudy and facility costs associated with product development.

R&D expenses consisted of the following components in the three months ended September 30, 2017 and 2016 ($ in millions):

	Three Months Ended September 30,		Change
	2017	2016	Dollars	%
Ongoing operating expenses	$405.3	$386.4	$18.9	4.9%
Brand related milestone payments and upfront license payments	42.6	207.9	(165.3)	(79.5)%
Acquisition accounting fair market value adjustment to stock-based compensation	4.3	8.0	(3.7)	(46.3)%
Acquisition, integration, and restructuring charges	(9.8)	15.0	(24.8)	(165.3)%
Contingent consideration adjustments, net	0.2	5.5	(5.3)	(96.4)%
Total expenditures	$442.6	$622.8	$(180.2)	(28.9)%

The increase in ongoing operating expenses in the three months ended September 30, 2017 versus the prior year period is primarily due to increased product development spending primarily driven by late stage development campaigns within the Central Nervous System and Gastrointestinal therapeutic areas. In the three months ended September 30, 2017, the Company reversed certain charges related to a portion of anticipated internal restructurings which are no longer occurring based on revised portfolio prioritizations and the timing of select R&D projects.

The following represents brand related milestone payments and upfront license payments in the three months ended September 30, 2017 and 2016, respectively ($ in millions):

	Three Months Ended September 30,
($ in millions)	2017	2016
Heptares Therapeutics Ltd.	$15.0	$-
Lyndra, Inc.	15.0	-
Akarna Therapeutics, Ltd.	-	48.2
RetroSense Therapeutics, LLC	-	59.7
Merck & Co.	-	100.0
Other	12.6	-
	$42.6	$207.9

Amortization

Amortization in the three months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,		Change
($ in millions)	2017	2016	Dollars	%
Amortization	$1,781.0	$1,609.1	$171.9	10.7%

Amortization for the three months ended September 30, 2017 increased as compared to the prior period primarily as a result of amortization related to the acquired LifeCell and Zeltiq products of $50.0 million as well as amortization from approved products during the year ended December 31, 2016 and the nine months ended September 30, 2017.

IPR&D Impairments and Asset Sales and Impairments, Net

IPR&D impairments and Asset sales and impairments, net consisted of the following components in the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Change
($ in millions)	2017	2016	Dollars	%
IPR&D impairments	$202.0	$42.0	$160.0	n.m.
Asset sales and impairments, net	3,874.8	(4.7)	3,879.5	n.m.

In the three months ended September 30, 2017, the Company evaluated all of its dry eye related assets for impairment as a result of the U.S. District Court for the Eastern District of Texas issuing an adverse trial decision finding that the four asserted patents covering Restasis® (Cyclosporine Ophthalmic Emulsion) 0.05% are invalid.   As a result of our review of all potential scenarios relating to these assets and a decrease in our assessment of the likelihood of revenue extending through the full patent term of 2024, the Company recognized an impairment of $3,230.0 million related to Restasis® as well as $164.0 million related to other Dry Eye IPR&D assets obtained in the Allergan acquisition.

In the three months ended September 30, 2017, the Company impaired the intangible asset related to Aczone® by $646.0 million s a result of recent market dynamics, including erosion in the brand acne market, an anticipated decline in the market outlook, and recent generic entrants. In the three months ended September 30, 2017, the Company recorded IPR&D an impairments of $17.0 million of a medical aesthetics project obtained as part of the Allergan acquisition and a $21.0 million impairment due to a delay in anticipated launch of a women’s healthcare project coupled with an anticipated decrease in product demand.

In the three months ended September 30, 2016, the Company recorded $42.0 million in IPR&D impairments on a gastroenterology project as a result of the lack of future availability of active pharmaceutical ingredients.

Interest Income

Interest income in the three months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,		Change
($ in millions)	2017	2016	Dollars	%
Interest income	$11.1	$18.1	$(7.0)	(38.7)%

Interest income in the three months ended September 30, 2017 decreased versus the three months ended September 30, 2016 resulting from the use of cash and marketable securities primarily for share buybacks during the fourth quarter of 2016.

Interest Expense

Interest expense consisted of the following components in the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Change
($ in millions)	2017	2016	Dollars	%
Fixed Rate Notes	$241.6	284.7	(43.1)	(15.1)%
Floating Rate Notes	6.6	5.8	0.8	13.8%
Euro Denominated Notes	8.3	-	8.3	n.a.
Term loan indebtedness	-	28.1	(28.1)	(100.0)%
Revolving Credit Facility	-	-	-	n.a.
Other	8.7	5.7	3.0	52.6%
Interest expense	$265.2	$324.3	$(59.1)	(18.2)%

Interest expense in the three months ended September 30, 2017 decreased versus the three months ended September 30, 2016 due to the pay down of term loan indebtedness with use of proceeds received in the Teva Transaction as well as scheduled maturities and early debt extinguishment of senior secured notes and the reduction of interest related to the repayment of $2,843.3 million existing senior secured notes which were refinanced into lower coupon euro denominated notes.

Other (expense) income, net

Other (expense) income, net consisted of the following components in the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Change
($ in millions)	2017	2016	Dollars	%
Net income impact of other-than-temporary loss on investment in Teva securities	$(1,295.5)	$-	$(1,295.5)	n.a.
Dividend income	8.5	34.1	(25.6)	(75.1)%
Other (expense) income, net	(23.3)	(0.5)	(22.8)	n.m.
Other (expense) income, net	$(1,310.3)	$33.6	$(1,343.9)	n.a.

Teva Securities

At September 30, 2017, the Company determined that the decline in value of its investment in Teva securities since March 31, 2017 was other-than-temporary.  As a result, the Company impaired the value of its investment by $1,295.5 million at September 30, 2017 as a component of other (expense) income.  The determination was made based on the amount of time that the stock price had been below the carrying value, intentions regarding the potential holding period of the shares, and the materiality of the decline in share price.

Dividend income

As a result of the Teva Transaction, the Company acquired 100.3 million Teva ordinary shares.  During three months ended September 30, 2017 and 2016, the Company received dividend income of $8.5 million and $34.1 million, respectively.

Other-than-temporary impairments

The Company recorded other-than-temporary impairment charges on other equity investments and cost method investments of $22.6 million in the three months ended September 30, 2017.

(Benefit) for Income Taxes

	Three Months Ended September 30,		Change
($ in millions)	2017	2016	Dollars	%
(Benefit) for income taxes	$(1,638.8)	$(158.9)	$(1,479.9)	931.3%
Effective tax rate	29.3%	29.5%

The Company’s effective tax rate for the three months ended September 30, 2017 was 29.3% compared to 29.5% for the three months ended September 30, 2016. The effective tax rate for the three months ended September 30, 2017 was favorably impacted by income earned in jurisdictions with tax rates lower than the Irish statutory rate and U.S. losses, including the impairment of intangible assets, tax benefited at rates greater than the Irish statutory rate.  The tax benefits related to the impairment of intangible assets recorded during the three months ended September 30, 2017 were $1,517.7 million. The effective tax rate was unfavorably impacted by a pre-tax charge for the impairment of the Company’s investment in Teva Shares of $1,295.5 million for which no tax benefit was recorded.

The effective tax rate for the three months ended September 30, 2016 was impacted by income earned in jurisdictions with tax rates lower than the Irish statutory rate and U.S. losses tax benefited at rates greater than the Irish statutory rate. Additionally, the tax benefit for the three months ended September 30, 2016 included the following items: a benefit of $48.2 million related to the change in tax rates applicable to certain temporary differences, a benefit of $37.9 million for the New Jersey Grow income tax credit and a benefit of $15.7 million primarily related to a valuation allowance release in Ireland.

Nine Months Ended September 30, 2017 and 2016

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the nine months ended September 30, 2017 and 2016 ($ in millions):

	Nine Months Ended September 30, 2017
	US Specialized	US General
	Therapeutics	Medicine	International	Total
Net revenues	$4,921.8	$4,270.9	$2,403.6	$11,596.3

Operating expenses:
Cost of sales(1)	349.4	623.2	341.6	1,314.2
Selling and marketing	1,040.7	838.3	673.2	2,552.2
General and administrative	149.4	129.7	86.5	365.6
Segment Contribution	$3,382.3	$2,679.7	$1,302.3	$7,364.3
Contribution margin	68.7%	62.7%	54.2%	63.5%
Corporate				1,086.7
Research and development				1,691.9
Amortization				5,274.9
In-process research and development impairments				1,245.3
Asset sales and impairments, net				3,896.2
Operating (loss)				(5,830.7)
Operating margin				(50.3)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.

	Nine Months Ended September 30, 2016
	US Specialized	US General
	Therapeutics	Medicine	International	Total
Net revenues	$4,240.8	$4,390.9	$2,128.1	$10,759.8

Operating expenses:
Cost of sales(1)	215.0	649.6	309.3	1,173.9
Selling and marketing	844.8	902.8	582.7	2,330.3
General and administrative	126.4	128.2	86.5	341.1
Segment Contribution	$3,054.6	$2,710.3	$1,149.6	$6,914.5
Contribution margin	72.0%	61.7%	54.0%	64.3%
Corporate				1,052.8
Research and Development				1,662.4
Amortization				4,831.9
In-process research and development impairments				316.9
Asset sales and impairments, net				(24.0)
Operating (loss)				(925.5)
Operating margin				(8.6)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.

The following is a reconciliation of net revenues for the operating segments to the Company’s net revenues for the nine months ended September 30, 2017 and 2016 ($ in millions):

	Nine Months Ended September 30,		Change
	2017	2016	Dollars	%
Segment net revenues	$11,596.3	$10,759.8	$836.5	7.8%
Corporate revenues	18.3	(53.5)	71.8	134.2%
Net revenues	$11,614.6	$10,706.3	$908.3	8.5%

No country outside of the United States represents ten percent or more of net revenues. The US Specialized Therapeutics and US General Medicine segments are comprised solely of sales within the United States.

The following tables represent global net revenues for the top products for the nine months ended September 30, 2017 and 2016 ($ in millions):

	Nine Months Ended September 30, 2017					Nine Months Ended September 30, 2016					Total Change
	US Specialized Therapeutics	US General Medicine	International	Corporate	Total	US Specialized Therapeutics	US General Medicine	International	Corporate	Total	Dollars	Percentage
Botox®	$1,642.0	$-	$662.6	$-	$2,304.6	$1,454.0	$-	$592.9	$-	$2,046.9	$257.7	12.6%
Restasis®	1,012.0	-	46.7	-	1,058.7	1,026.4	-	49.7	-	1,076.1	(17.4)	(1.6)%
Juvederm Collection**	361.6	-	386.0	-	747.6	325.3	-	304.2	-	629.5	118.1	18.8%
Linzess®/Constella®	-	506.3	16.1	-	522.4	-	452.0	12.7	-	464.7	57.7	12.4%
Lumigan®/Ganfort®	236.6	-	271.8	-	508.4	240.4	-	269.2	-	509.6	(1.2)	(0.2)%
Bystolic® /Byvalson®	-	454.7	1.6	-	456.3	-	479.0	1.3	-	480.3	(24.0)	(5.0)%
Alphagan®/Combigan®	275.5	-	128.4	-	403.9	274.3	-	127.3	-	401.6	2.3	0.6%
Eye Drops	152.2	-	207.2	-	359.4	140.1	-	206.9	-	347.0	12.4	3.6%
Namenda XR®	-	355.0	-	-	355.0	-	486.5	-	-	486.5	(131.5)	(27.0)%
Lo Loestrin®	-	332.8	-	-	332.8	-	296.0	-	-	296.0	36.8	12.4%
Breast Implants	173.6	-	116.8	-	290.4	149.2	-	112.5	-	261.7	28.7	11.0%
Estrace® Cream	-	265.1	-	-	265.1	-	276.4	-	-	276.4	(11.3)	(4.1)%
Viibryd®/Fetzima®	-	244.2	2.1	-	246.3	-	252.6	0.1	-	252.7	(6.4)	(2.5)%
Alloderm®	223.3	-	5.0	-	228.3	-	-	-	-	-	228.3	n.a.
Ozurdex ®	72.0	-	152.5	-	224.5	61.8	-	130.2	-	192.0	32.5	16.9%
Vraylar™	-	200.1	-	-	200.1	-	51.1	-	-	51.1	149.0	n.m.
Asacol®/Delzicol®	-	152.7	36.8	-	189.5	-	297.9	40.5	-	338.4	(148.9)	(44.0)%
Carafate ® /Sulcrate ®	-	176.6	2.1	-	178.7	-	167.7	1.7	-	169.4	9.3	5.5%
Zenpep®	-	153.8	-	-	153.8	-	145.1	-	-	145.1	8.7	6.0%
Canasa®/Salofalk®	-	115.7	13.3	-	129.0	-	135.0	13.0	-	148.0	(19.0)	(12.8)%
Aczone®	128.3	-	0.3	-	128.6	156.1	-	-	-	156.1	(27.5)	(17.6)%
Coolsculpting Consumables	98.2	-	26.3	-	124.5	-	-	-	-	-	124.5	n.a.
Armour Thyroid	-	117.8	-	-	117.8	-	121.8	-	-	121.8	(4.0)	(3.3)%
Saphris®	-	117.5	-	-	117.5	-	123.6	-	-	123.6	(6.1)	(4.9)%
Viberzi®	-	113.7	0.3	-	114.0	-	55.3	-	-	55.3	58.7	106.1%
Namzaric®	-	94.0	-	-	94.0	-	38.0	-	-	38.0	56.0	147.4%
Teflaro®	-	92.7	-	-	92.7	-	101.9	-	-	101.9	(9.2)	(9.0)%
Rapaflo®	79.9	-	5.5	-	85.4	87.6	-	4.2	-	91.8	(6.4)	(7.0)%
Coolsculpting Systems & Add On Applicators	64.1	-	20.4	-	84.5	-	-	-	-	-	84.5	n.a.
Savella®	-	74.3	-	-	74.3	-	74.1	-	-	74.1	0.2	0.3%
SkinMedica®	72.1	-	1.4	-	73.5	81.5	-	-	-	81.5	(8.0)	(9.8)%
Minastrin® 24	-	56.1	-	-	56.1	-	247.5	1.4	-	248.9	(192.8)	(77.5)%
Tazorac®	51.3	-	0.5	-	51.8	68.0	-	0.6	-	68.6	(16.8)	(24.5)%
Latisse®	40.5	-	6.2	-	46.7	54.7	-	6.2	-	60.9	(14.2)	(23.3)%
Avycaz®	-	42.7	-	-	42.7	-	26.9	-	-	26.9	15.8	58.7%
Kybella® /Belkyra®	37.4	-	5.1	-	42.5	38.2	-	1.6	-	39.8	2.7	6.8%
Dalvance®	-	40.9	1.2	-	42.1	-	26.7	-	-	26.7	15.4	57.7%
Lexapro®	-	39.4	-	-	39.4	-	50.8	-	-	50.8	(11.4)	(22.4)%
Liletta®	-	23.1	-	-	23.1	-	15.0	-	-	15.0	8.1	54.0%
Enablex®	-	2.8	-	-	2.8	-	14.7	-	-	14.7	(11.9)	(81.0)%
Namenda® IR	-	0.1	-	-	0.1	-	12.8	-	-	12.8	(12.7)	(99.2)%
Other	201.2	498.8	287.4	18.3	1,005.7	83.2	442.5	251.9	26.5	804.1	201.6	25.1%
Less product sold through our former Anda Distribution business	n.a.	n.a.	n.a.	-	-	n.a.	n.a.	n.a.	(80.0)	(80.0)	80.0	(100.0)%
Total Net Revenues	$4,921.8	$4,270.9	$2,403.6	$18.3	$11,614.6	$4,240.8	$4,390.9	$2,128.1	$(53.5)	$10,706.3	$908.3	8.5%

**	Sales of fillers including Juvederm, Voluma and other fillers are referred to herein as the “Juvederm Collection.”

US Specialized Therapeutics Segment

The following table presents top product sales and net contribution for the US Specialized Therapeutics segment for the nine months ended September 30, 2017 and 2016 ($ in millions):

	Nine Months Ended September 30,		Change
	2017	20161)	Dollars	%
Total Eye Care	$1,788.5	$1,777.6	$10.9	0.6%
Restasis®	1,012.0	1,026.4	(14.4)	(1.4)%
Alphagan®/Combigan®	275.5	274.3	1.2	0.4%
Lumigan®/Ganfort®	236.6	240.4	(3.8)	(1.6)%
Ozurdex®	72.0	61.8	10.2	16.5%
Eye Drops	152.2	140.1	12.1	8.6%
Other Eye Care	40.2	34.6	5.6	16.2%
Total Medical Aesthetics	1,736.3	1,182.6	553.7	46.8%
Facial Aesthetics	982.8	893.3	89.5	10.0%
Botox® Cosmetics	583.8	529.8	54.0	10.2%
Juvederm Collection	361.6	325.3	36.3	11.2%
Kybella®	37.4	38.2	(0.8)	(2.1)%
Plastic Surgery	173.6	153.1	20.5	13.4%
Breast Implants	173.6	149.2	24.4	16.4%
Other Plastic Surgery	-	3.9	(3.9)	(100.0)%
Regenerative Medicine	305.0	-	305.0	n.a.
Alloderm®	223.3	-	223.3	n.a.
Other Regenerative Medicine	81.7	-	81.7	n.a.
Body Contouring	162.3	-	162.3	n.a.
Coolsculpting® Systems & Add On Applicators	64.1	-	64.1	n.a.
Coolsculpting® Consumables	98.2	-	98.2	n.a.
Skin Care	112.6	136.2	(23.6)	(17.3)%
SkinMedica®	72.1	81.5	(9.4)	(11.5)%
Latisse®	40.5	54.7	(14.2)	(26.0)%
Total Medical Dermatology	255.3	282.2	(26.9)	(9.5)%
Aczone®	128.3	156.1	(27.8)	(17.8)%
Tazorac®	51.3	68.0	(16.7)	(24.6)%
Botox® Hyperhidrosis	50.4	48.9	1.5	3.1%
Other Medical Dermatology	25.3	9.2	16.1	175.0%
Total Neuroscience and Urology	1,087.7	963.8	123.9	12.9%
Botox® Therapeutics	1,007.8	875.3	132.5	15.1%
Rapaflo®	79.9	87.6	(7.7)	(8.8)%
Other Neuroscience and Urology	-	0.9	(0.9)	(100.0)%
Other Revenues	54.0	34.6	19.4	56.1%
Net revenues	$4,921.8	$4,240.8	$681.0	16.1%
Operating expenses:
Cost of sales(2)	349.4	215.0	134.4	62.5%
Selling and marketing	1,040.7	844.8	195.9	23.2%
General and administrative	149.4	126.4	23.0	18.2%
Segment contribution	$3,382.3	$3,054.6	$327.7	10.7%
Segment margin	68.7%	72.0%		(3.3)%
Segment gross margin(3)	92.9%	94.9%		(2.0)%

(1)	Includes revenues earned that were distributed through our former Anda Distribution business to third party customers.
(2)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(3)	Defined as net revenues less segment related cost of sales as a percentage of net revenues.

As a result of the Zeltiq and LifeCell acquisitions, the Company received the following segment contribution in the nine months ended September 30, 2017 ($ in millions):

	LifeCell	Zeltiq	Combined Contribution
Net revenues	$306.6	$162.3	$468.9
Operating expenses:
Cost of sales	74.6	46.0	120.6
Selling and marketing	69.2	61.4	130.6
General and administrative	9.3	4.9	14.2
Net Revenues

The increase in segment net revenues in the nine months ended September 30, 2017 over the prior period was primarily driven by growth in Botox® Therapeutics, Facial Aesthetics and the LifeCell and Zeltiq acquisitions.

Botox® Therapeutics increased $132.5 million, or 15.1%, versus the prior year period driven by demand.

The increase in Facial Aesthetics revenues was driven in part by Botox® Cosmetics which increased $54.0 million, or 10.2%, versus the prior year period primarily due to demand growth.  Also contributing was an increase in Juvederm Collection revenues of $36.3 million, or 11.2% versus the prior year period driven primarily by demand, offset, in part, by an increase in discounts due to competitors.

The decline in Restasis® revenues of $14.4 million, or 1.4%, was primarily due to differences in year-over-year trade buying patterns. As a result of the U.S. District Court for the Eastern District of Texas issuing an adverse trial decision finding that the four asserted patents covering Restasis® (Cyclosporine Ophthalmic Emulsion) 0.05% are invalid, there is a potential risk for future declines in Restasis® revenues.

Cost of Sales

Excluding the LifeCell Acquisition and the Zeltiq Acquisition, segment gross margin remained flat at 94.9% in the nine months ended September 30, 2017 versus the prior year period.

Selling and Marketing Expenses

The increase in selling and marketing expenses primarily relates to the increased costs from the LifeCell Acquisition and Zeltiq Acquisition of $130.6 million as well as increased promotional costs for key brands and new products Rhofade®, Xen® and Kybella®.

General and Administrative Expenses

The increase in general and administrative costs is primarily due to the acquisitions of LifeCell and Zeltiq.

US General Medicine Segment

The following table presents top product sales and net contribution for the US General Medicine segment for the nine months ended September 30, 2017 and 2016 ($ in millions):

	Nine Months Ended September 30,		Change
	2017	2016(1)	Dollars	%
Total Central Nervous System (CNS)	$1,010.9	$964.6	$46.3	4.8%
Namenda XR®	355.0	486.5	(131.5)	(27.0)%
Viibryd®/Fetzima®	244.2	252.6	(8.4)	(3.3)%
Saphris®	117.5	123.6	(6.1)	(4.9)%
Vraylar™	200.1	51.1	149.0	n.m.
Namzaric®	94.0	38.0	56.0	147.4%
Namenda® IR	0.1	12.8	(12.7)	(99.2)%
Total Gastrointestinal (GI)	1,241.8	1,277.0	(35.2)	(2.8)%
Linzess®	506.3	452.0	54.3	12.0%
Asacol®/Delzicol®	152.7	297.9	(145.2)	(48.7)%
Carafate®/Sulcrate®	176.6	167.7	8.9	5.3%
Zenpep®	153.8	145.1	8.7	6.0%
Canasa®/Salofalk®	115.7	135.0	(19.3)	(14.3)%
Viberzi®	113.7	55.3	58.4	105.6%
Other GI	23.0	24.0	(1.0)	(4.2)%
Total Women's Health	758.4	865.1	(106.7)	(12.3)%
Lo Loestrin®	332.8	296.0	36.8	12.4%
Estrace® Cream	265.1	276.4	(11.3)	(4.1)%
Minastrin® 24	56.1	247.5	(191.4)	(77.3)%
Liletta®	23.1	15.0	8.1	54.0%
Other Women's Health	81.3	30.2	51.1	169.2%
Total Anti-Infectives	190.7	167.1	23.6	14.1%
Teflaro®	92.7	101.9	(9.2)	(9.0)%
Avycaz®	42.7	26.9	15.8	58.7%
Dalvance®	40.9	26.7	14.2	53.2%
Other Anti-Infectives	14.4	11.6	2.8	24.1%
Diversified Brands	923.2	1,038.8	(115.6)	(11.1)%
Bystolic®/ Byvalson®	454.7	479.0	(24.3)	(5.1)%
Armour Thyroid	117.8	121.8	(4.0)	(3.3)%
Savella®	74.3	74.1	0.2	0.3%
Lexapro®	39.4	50.8	(11.4)	(22.4)%
Enablex®	2.8	14.7	(11.9)	(81.0)%
PacPharma	9.7	49.7	(40.0)	(80.5)%
Other Diversified Brands	224.5	248.7	(24.2)	(9.7)%
Other Revenues	145.9	78.3	67.6	86.3%
Net revenues	$4,270.9	$4,390.9	$(120.0)	(2.7)%
Operating expenses:
Cost of sales(2)	623.2	649.6	(26.4)	(4.1)%
Selling and marketing	838.3	902.8	(64.5)	(7.1)%
General and administrative	129.7	128.2	1.5	1.2%
Segment contribution	$2,679.7	$2,710.3	$(30.6)	(1.1)%
Segment margin	62.7%	61.7%		1.0%
Segment gross margin(3)	85.4%	85.2%		0.2%

(1)	Includes revenues earned that were distributed through our former Anda Distribution business to third party customers.
(2)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(3)	Defined as net revenues less segment related cost of sales as a percentage of net revenues.

Net Revenues

The decrease in segment revenues in the nine months ended September 30, 2017 over the prior period is primarily due to a decline in Diversified Brand revenues, Women’s Health revenues, and Gastrointestinal revenues versus the prior year period, offset, in part, by increase in Other Revenues and CNS revenues.

Diversified Brand revenues declined $115.6 million, or 11.1% versus the prior year period, due in part to a decline of $40.0 million in PacPharma revenues as the Company out licensed these product rights.  Included within “Other Revenues” for the nine months ended September 30, 2017 is an increase in royalty revenues related to these products of $30.6 million.  Also contributing to the decline in Diversified Brands is a decline in Bystolic® / Byvalson® revenues of $24.3 million, or 5.1% as a result of decreased demand,  and the impact of loss of exclusivity on certain products including Enablex®. Other Diversified Brands declined $24.2 million or 9.7% due to demand declines.

Women’s Health revenues declined $106.7 million, or 12.3%, primarily due to the loss of exclusivity on Minastrin® 24.  Offsetting this decline, in part, are revenues on our new product, Taytulla® of $50.1 million and increased sales of Lo Loestrin® of 12.4% due primarily to strong demand growth and higher average selling prices.

Declines within our Gastrointestinal franchise of $35.2 million, or 2.8%, were primarily driven by a reduction in demand for Asacol® HD following the launch of an authorized generic in August 2016. Offsetting this decline, in part, is an increase in royalty revenue of $30.7 million relating to our authorized generic version of Asacol® HD, which is included within “Other Revenues”.  Further offsetting this decline was growth in Linzess® and newly launched Viberzi®.   Linzess® revenues increased $54.3 million, or 12.0%, versus the prior year period primarily due to strong demand growth.

The increase in Central Nervous System revenues of $46.3 million, or 4.8%, was driven by the launch of Vraylar™ and Namzaric® offset, in part, by the continued decline in Namenda XR® due to decreased demand and conversion to Namzaric®.

Cost of Sales

The decrease in cost of sales was the result of lower product revenues and the impact of the Company reacquiring rights on select licensed products in the nine months ended September 30, 2017. As part of the rights reacquired, the Company is no longer obligated to pay royalties on the specific products, which increases the Company’s segment gross margin percentage.  In the nine months ended September 30, 2016, royalties incurred relating to the reacquired product rights were $50.1 million, offset, in part by, unfavorable product mix.

Selling and Marketing Expenses

The decrease in selling and marketing expenses relates to headcount reductions and lower launch costs.

General and Administrative Expenses

General and administrative expenses are in line period-over-period.

International Segment

The following table presents top products sales and net contribution for the International segment for the nine months ended September 30, 2017 and 2016 ($ in millions):

	Nine Months Ended September 30,		Change
	2017	2016	$ Overall Change	$ Currency Change	$ Operational Change	% Overall Change	% Currency Change	% Operational Change
Total Eye Care	$939.4	$904.4	$35.0	$(1.8)	$36.8	3.9%	(0.2)%	4.1%
Lumigan®/Ganfort®	271.8	269.2	2.6	(1.3)	3.9	1.0%	(0.5)%	1.5%
Ozurdex®	152.5	130.2	22.3	(1.6)	23.9	17.1%	(1.2)%	18.3%
Alphagan®/Combigan®	128.4	127.3	1.1	0.2	0.9	0.9%	0.2%	0.7%
Optive®	83.5	75.7	7.8	1.2	6.6	10.3%	1.6%	8.7%
Restasis®	46.7	49.7	(3.0)	(1.2)	(1.8)	(6.0)%	(2.4)%	(3.6)%
Other Eye Drops	123.7	131.2	(7.5)	(0.5)	(7.0)	(5.7)%	(0.4)%	(5.3)%
Other Eye Care	132.8	121.1	11.7	1.4	10.3	9.7%	1.2%	8.5%
Total Medical Aesthetics	977.3	780.0	197.3	(10.0)	207.3	25.3%	(1.3)%	26.6%
Facial Aesthetics	793.1	658.7	134.4	(8.9)	143.3	20.4%	(1.4)%	21.8%
Botox® Cosmetics	402.0	352.9	49.1	(8.9)	58.0	13.9%	(2.5)%	16.4%
Juvederm Collection	386.0	304.2	81.8	(0.1)	81.9	26.9%	0.0%	26.9%
Belkyra® (Kybella®)	5.1	1.6	3.5	0.1	3.4	n.m.	6.3%	n.m.
Plastic Surgery	118.0	112.9	5.1	(1.2)	6.3	4.5%	(1.1)%	5.6%
Breast Implants	116.8	112.5	4.3	(1.2)	5.5	3.8%	(1.1)%	4.9%
Earfold™	1.2	0.4	0.8	-	0.8	200.0%	0.0%	200.0%
Regenerative Medicine	10.7	-	10.7	0.1	10.6	n.a.	n.a.	n.a.
Alloderm®	5.0	-	5.0	-	5.0	n.a.	n.a.	n.a.
Other Regenerative Medicine	5.7	-	5.7	0.1	5.6	n.a.	n.a.	n.a.
Body Contouring	46.7	-	46.7	(0.2)	46.9	n.a.	n.a.	n.a.
Coolsculpting® Systems & Add On Applicators	20.4	-	20.4	-	20.4	n.a.	n.a.	n.a.
Coolsculpting® Consumables	26.3	-	26.3	(0.2)	26.5	n.a.	n.a.	n.a.
Skin Care	8.8	8.4	0.4	0.2	0.2	4.8%	2.4%	2.4%
Botox® Therapeutics and Other	426.8	399.0	27.8	(1.5)	29.3	7.0%	(0.4)%	7.4%
Botox® Therapeutics	260.6	240.0	20.6	(0.2)	20.8	8.6%	(0.1)%	8.7%
Asacol®/Delzicol®	36.8	40.5	(3.7)	(2.0)	(1.7)	(9.1)%	(4.9)%	(4.2)%
Constella®	16.1	12.7	3.4	(0.3)	3.7	26.8%	(2.4)%	29.2%
Other Products	113.3	105.8	7.5	1.0	6.5	7.1%	0.9%	6.2%
Other Revenues	60.1	44.7	15.4	-	15.4	34.5%	0.0%	34.5%
Net revenues	$2,403.6	$2,128.1	$275.5	$(13.3)	$288.8	12.9%	(0.6)%	13.5%
Operating expenses:
Cost of sales(1)	341.6	309.3	32.3	(0.2)	32.5	10.4%	(0.1)%	10.5%
Selling and marketing	673.2	582.7	90.5	(1.2)	91.7	15.5%	(0.2)%	15.7%
General and administrative	86.5	86.5	-	(0.5)	0.5	0.0%	(0.6)%	0.6%
Segment contribution	$1,302.3	$1,149.6	$152.7	$(11.4)	$164.1	13.3%	(1.0)%	14.3%
Segment margin	54.2%	54.0%				0.2%
Segment gross margin(2)	85.8%	85.5%				0.3%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2)	Defined as net revenues less segment related cost of sales as a percentage of net revenues.

Net Revenues

The increase in segment net revenues in the nine months ended September 30, 2017 over the prior period is primarily due to the operational growth of total Facial Aesthetics, Eye Care and Botox® Therapeutics, as well as the acquisition of Zeltiq, which contributed $46.7 million of net revenues during the nine months ended September 30, 2017.  Within total Eye Care, Ozurdex® increased $22.3 million, or 17.1% versus the prior year period, primarily driven by demand growth.  Within Facial Aesthetics, Juvederm Collection revenues increased $81.8 million, or 26.9% versus the prior year period, primarily resulting from demand growth.  Botox® Cosmetic sales grew 13.9% driven by demand growth.  Botox® Therapeutics sales also grew 8.6% driven by demand growth.

In the first quarter of 2017, the Company announced a realignment of its International Commercial organization. As a result of this realignment, future promotional priorities among the International portfolio may shift and, as such, revenues by product may be impacted.

Cost of Sales

The increase in cost of sales was primarily due to the increase in net revenues, offset, in part, by favorable product mix.  Segment gross margins improved to 85.8% for the nine months ended September 30, 2017 compared to 85.5% for the nine months ended September 30, 2016.

Selling and Marketing Expenses

The increase in selling and marketing expenses relates to the addition of Zeltiq, which contributed spending of $22.8 million, as well as increased promotional spending associated with Ozurdex®, Botox® Cosmetic and the Juvederm Collection and recent product launches.

General and Administrative Expenses

General and administrative expenses are in line period-over-period.

Corporate

Corporate represents the results of corporate initiatives as well as the impact of select revenues and shared costs.  The following represents the corporate amounts for the nine months ended September 30, 2017 and 2016 ($ in millions):

	Nine Months Ended September 30, 2017
	Integration and Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Other	Revenues and Shared Costs	Total
Net Sales	$-	$-	$-	$-	$18.3	$18.3
Operating expenses:
Cost of sales(1)	50.8	(127.3)	129.5	12.5	207.4	272.9
Selling and marketing	53.5	-	26.4	1.5	3.5	84.9
General and administrative	126.9	-	45.8	73.8	500.7	747.2
Contribution	$(231.2)	$127.3	$(201.7)	$(87.8)	$(693.3)	$(1,086.7)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

	Nine Months Ended September 30, 2016
	Integration and Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Reclassification of Sales Distributed Through Anda to Discontinued Operations	Other	Revenues and Shared Costs	Total
Net Sales	$-	$-	$-	$(80.0)	$-	$26.5	$(53.5)
Operating expenses:
Cost of sales(1)	16.0	13.4	48.8	(78.2)	-	207.2	207.2
Selling and marketing	38.0	-	55.3	-	0.1	5.9	99.3
General and administrative	196.8	0.1	35.7	-	122.9	337.3	692.8
Contribution	$(250.8)	$(13.5)	$(139.8)	$(1.8)	$(123.0)	$(523.9)	$(1,052.8)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

In the nine months ended September 30, 2017, integration and restructuring charges included costs related to the integration of LifeCell and Zeltiq as well as the Company’s internal restructuring programs. As part of the Company’s internal restructuring programs, the Company incurred severance and other restructuring costs relating to the commercial organization of $20.0 million as the Company intends to eliminate approximately 400 commercial organization positions, as well as severance and other restructuring costs relating to the global manufacturing operations of $45.1 million as the Company intends to close select facilities.  In the nine months ended September 30, 2017 the Company incurred purchase accounting effects of $126.2 million in cost of sales related to the fair value inventory step-up from the LifeCell and Zeltiq acquisitions as products were sold to the Company’s third party customers. The Company also incurred charges related to the purchase accounting impact on stock-based compensation related to the Allergan, Forest and Zeltiq acquisitions, which increased cost of sales, selling and marketing and general and administrative expenses, including cash stock-based compensation charge of $31.5 million associated with the Zeltiq Acquisition.  In the nine months ended September 30, 2017, general and administrative costs included legal settlement charges of $74.3 million.

In the nine months ended September 30, 2016, integration and restructuring charges primarily related to the integration of the Legacy Allergan business as well as charges incurred with the terminated merger with Pfizer, Inc. of $87.2 million.  In the nine months ended September 30, 2016, the Company incurred purchase accounting effects of $42.4 million in cost of sales primarily related to the fair value inventory step-up from the Allergan and Forest acquisitions as products were sold to the Company’s third party customers. The Company also incurred charges related to the purchase accounting impact on stock-based compensation related to the Allergan and Forest acquisitions, which increased cost of sales, selling and marketing and general and administrative expenses.  In the nine months ended September 30, 2016, general and administrative costs included legal settlement charges of $100.0 million.

Shared costs primarily include above site and unallocated costs associated with running our global manufacturing facilities and corporate General & Administrative expenses.  In the nine months ended September 30, 2017, the Company incurred transactional foreign exchange losses of $94.5 million versus transactional foreign exchange gains of $61.2 million, excluding mark-to-market unrealized losses for foreign currency option contracts, in the nine months ended September 30, 2016.

Research and Development Expenses

R&D expenses consisted of the following components in the nine months ended September 30, 2017 and 2016 ($ in millions):

	Nine Months Ended September 30,		Change
	2017	2016	Dollars	%
Ongoing operating expenses	$1,193.1	$1,007.9	$185.2	18.4%
Brand-related milestone payments and upfront license payments	386.5	542.1	(155.6)	(28.7)%
Acquisition accounting fair market value adjustment to stock-based compensation	14.5	31.8	(17.3)	(54.4)%
Acquisition, integration, and restructuring charges	22.1	14.8	7.3	49.3%
Contingent consideration adjustments, net	75.7	65.8	9.9	15.0%
Total expenditures	$1,691.9	$1,662.4	$29.5	1.8%

The increase in ongoing operating expenses in the nine months ended September 30, 2017 versus the prior year period is primarily due to increased product development spending primarily in the Central Nervous System and Gastrointestinal therapeutic areas coupled with higher personnel costs.

Acquisition, integration and restructuring charges in the nine months ended September 30, 2017 includes $13.6 million of severance and restructuring costs related to a planned internal reduction of approximately 100 R&D employees.

The following represents brand related milestone payments and upfront license payments in the nine months ended September 30, 2017 and 2016, respectively ($ in millions):

	Nine Months Ended September 30,
($ in millions)	2017	2016
Lysosomal Therapeutics, Inc.	$145.0	$-
Editas Medicine, Inc.	90.0	-
Assembly Biosciences, Inc.	50.0	-
Akarna Therapeutics, Ltd.	39.6	48.2
Heptares Therapeutics Ltd.	15.0	125.0
Lyndra, Inc.	15.0	-
Merck & Co.	-	100.0
Topokine Therapeutics, Inc.	-	85.8
Anterios, Inc.	-	89.2
RetroSense Therapeutics, LLC	-	59.7
Other	31.9	34.2
	$386.5	$542.1

In the nine months ended September 30, 2017, the adjustment to contingent consideration primarily related to the advancement of the Company’s True TearTM product and products acquired as part of the Tobira Acquisition.  In the nine months ended September 30, 2016, the adjustment to contingent consideration included charges related to the advancement of Rhofade®.

Amortization

Amortization in the nine months ended September 30, 2017 and 2016 was as follows:

	Nine Months Ended September 30,		Change
($ in millions)	2017	2016	Dollars	%
Amortization	$5,274.9	$4,831.9	$443.0	9.2%

Amortization for the nine months ended September 30, 2017 increased as compared to the prior period primarily as a result of amortization related to the acquired LifeCell and Zeltiq products of $122.0 million as well as amortization from approved products during the year ended December 31, 2016 and the nine months ended September 30, 2017.

IPR&D Impairments and Asset Sales and Impairments, Net

IPR&D impairments and Asset sales and impairments, net consisted of the following components in the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,		Change
($ in millions)	2017	2016	Dollars	%
IPR&D impairments	$1,245.3	$316.9	$928.4	293.0%
Asset sales and impairments, net	3,896.2	(24.0)	3,920.2	n.m.

In the nine months ended September 30, 2017, the Company evaluated all of its dry eye related assets for impairment as a result of the U.S. District Court for the Eastern District of Texas issuing an adverse trial decision finding that the four asserted patents covering Restasis® (Cyclosporine Ophthalmic Emulsion) 0.05% are invalid.   As a result of our review of all potential scenarios relating to these assets and a decrease in our assessment of the likelihood of revenue extending through the full patent term of 2024, the Company recognized an impairment of $3,230.0 million related to Restasis® as well as $164.0 million related to other Dry Eye IPR&D assets obtained in the Allergan acquisition.

In the nine months ended September 30, 2017, the Company impaired the intangible asset related to Aczone® by $646.0 million as a result of recent market dynamics, including erosion in the brand acne market, an anticipated decline in the market outlook, and recent generic entrants.  In the nine months ended September 30, 2017, IPR&D  impairments included $486.0 million related to an anticipated approval delay due to certain product specifications for a CNS project obtained as part of the Allergan acquisition, a $91.3 million impairment of a women’s healthcare project based on the Company’s intention to divest the non-strategic asset, a $278.0 million impairment due to a delay in anticipated launch of a women’s healthcare project coupled with an anticipated decrease in product demand, a $44.0 million impairment due to a decrease in projected cash flows due to a decline in market demand assumptions of an eye care project obtained as part of the Allergan acquisition, a $20.0 million impairment of an eye care project obtained as part of the Allergan acquisition and a $17.0 million of a medical aesthetics project obtained as part of the Allergan acquisition. In addition, the Company terminated its License, Transfer and Development Agreement for SER-120 (nocturia) with Serenity Pharmaceuticals, LLC which resulted in an impairment of $140.0 million.

During the nine months ended September 30, 2016, the Company recorded an impairment of an international eye care pipeline project of $35.0 million based on a decrease in projected cash flows due to market conditions as well as an impairment of $20.0 million for a specified indication of a Botox® therapeutic product based on a decrease in projected cash flows due to a decline in market demand assumptions.  In addition, during the nine months ended September 30, 2016, the Company impaired IPR&D projects relating to women’s healthcare of $24.0 million and osteoarthritis of approximately $190.0 million based on clinical trial results. Also in the nine months ended September 30, 2016, the Company recorded a $42.0 million IPR&D impairments on a gastroenterology project based on the lack of future availability of active pharmaceutical ingredients.

Asset sales and impairments, net in the nine months ended September 30, 2016, included the gain on the sale of certain investments.

Interest Income

Interest income in the nine months ended September 30, 2017 and 2016 was as follows:

	Nine Months Ended September 30,		Change
($ in millions)	2017	2016	Dollars	%
Interest income	$53.0	$23.5	$29.5	125.5%

Interest income in the nine months ended September 30, 2017 increased versus the nine months ended September 30, 2016 resulting from the investment of proceeds received in the Teva Transaction.

Interest Expense

Interest expense consisted of the following components in the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,		Change
($ in millions)	2017	2016	Dollars	%
Fixed Rate Notes	$791.6	855.9	$(64.3)	(7.5)%
Floating Rate Notes	18.7	17.6	1.1	6.2%
Euro Denominated Notes	11.3	-	11.3	n.a.
Term loan indebtedness	-	116.2	(116.2)	(100.0)%
Revolving Credit Facility	-	2.6	(2.6)	(100.0)%
Other	10.7	10.6	0.1	0.9%
Interest expense	$832.3	$1,002.9	$(170.6)	(17.0)%

Interest expense in the nine months ended September 30, 2017 decreased versus the nine months ended September 30, 2016 due to the pay down of term loan indebtedness with use of proceeds received in the Teva Transaction as well as scheduled maturities and early debt extinguishment of senior secured notes.

Other (expense) income, net

Other (expense) income, net consisted of the following components in the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,		Change
($ in millions)	2017	2016	Dollars	%
Net income impact of other-than-temporary loss on investment in Teva securities	$(3,273.5)	$-	$(3,273.5)	n.a.
Debt extinguishment costs as part of the debt tender offer	(161.5)	-	(161.5)	n.a.
Dividend income	76.7	34.1	42.6	124.9%
Naurex recovery	20.0	-	20.0	n.a.
Pfizer termination fee (Allergan plc only)	-	150.0	(150.0)	(100.0)%
Other (expense) income, net	(28.3)	0.1	(28.4)	n.m.
Other (expense) income, net	$(3,366.6)	$184.2	$(3,550.8)	n.a.

Teva Securities

The closing Teva Transaction date opening stock price discounted at a rate of 5.9 percent due to the lack of marketability was used to initially value the shares. At March 31, 2017, the Company determined that the decline in value since August 2, 2016 was other-than-temporary. At March 31, 2017, the Company impaired the value of its investment by $1,978.0 million as a component of other (expense) income.  At September 30, 2017, the Company determined that the decline in value since March 31, 2017 was also other-than-temporary.  As a result, the Company impaired the value of its investment by $1,295.5 million at September 30, 2017 as a component of other (expense) income.  The determinations were made based on the amount of time that the stock price had been below the initial value, intentions regarding the potential holding period of the shares, and the materiality of the decline in share price.  The Company will continue to monitor the share price and additional impairments to the investment may occur.

Debt Extinguishment

In the nine months ended September 30, 2017, the Company repaid $2,843.3 million of senior notes.  As a result of the extinguishment, the Company recognized a loss of $161.5 million, within “Other income/ (expense)” for the early tender payment and non-cash write-off of premiums and debt fees related to the repurchased notes, including $170.5 million of a make-whole premium.

Dividend income

As a result of the Teva Transaction, the Company acquired 100.3 million Teva ordinary shares.  During the nine months ended September 30, 2017 and 2016, the Company received dividend income of $76.7 million and $34.1 million, respectively.

Other-than-temporary impairments

The Company recorded other-than-temporary impairment charges on other equity investments and cost method investments of $26.1 million in the nine months ended September 30, 2017.

Naurex Recovery

On August 28, 2015, the Company acquired certain products in early stage development of Naurex, Inc. (“Naurex”) in an all-cash transaction, which was accounted for as an asset acquisition (the “Naurex Transaction”).  The Company received a purchase price reduction of $20.0 million in the nine months ended September 30, 2017 based on the settlement of an open contract negotiation.

Pfizer termination fee

In the nine months ended September 30, 2016, the Company received a payment of $150.0 million from Pfizer Inc. (“Pfizer”) for reimbursement of expenses associated with the termination of a merger agreement between the Company and Pfizer which is reported as other income.

(Benefit) for Income Taxes

	Nine Months Ended September 30,		Change
($ in millions)	2017	2016	Dollars	%
(Benefit) for income taxes	$(2,752.1)	$(825.8)	$(1,926.3)	233.3%
Effective tax rate	27.6%	48.0%

The Company’s effective tax rate for the nine months ended September 30, 2017 was 27.6% compared to 48.0% for the nine months ended September 30, 2016. The effective tax rate for the nine months ended September 30, 2017 was favorably impacted by income earned in jurisdictions with tax rates lower than the Irish statutory rate and U.S. losses, including the impairment of intangible assets, tax benefited at rates greater than the Irish statutory rate. The tax benefits related to the impairment of intangible assets recorded during the nine months ended September 30, 2017 were $1,805.9 million. The effective tax rate was unfavorably impacted by pre-tax charges for the impairment of the Company’s investment in Teva Shares of $3,273.5 million and the tax impact of amortization of intangible assets, both at rates less than the Irish statutory rate. During the nine months ended September 30, 2017, the Company determined that a temporary difference related to excess tax over book basis in a U.S. subsidiary will reverse in the foreseeable future and recorded a corresponding tax benefit of $175.0 million.

The effective tax rate for the nine months ended September 30, 2016 was favorably impacted by income earned in jurisdictions with tax rates lower than the Irish statutory rate and U.S. losses tax benefited at rates greater than the Irish statutory rate. Additionally, the tax benefit for the nine months ended September 30, 2016 included the following items: an expense of $179.5 million primarily related to a change in a valuation allowance on a portion of U.S. capital loss carryforwards resulting from restructuring associated with the sale of the global generics business, a benefit of $48.2 million related to the change in tax rates applicable to certain temporary differences, a benefit of $40.3 million for the recognition of previously unrecognized tax benefits and a benefit of $37.9 million for the New Jersey Grow income tax credit.

The effective tax rate for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was impacted by impairment charges tax benefited at a less favorable rate.

Discontinued Operations

On July 27, 2015, the Company announced that it entered into the Teva Transaction, which closed on August 2, 2016.  On October 3, 2016, the Company completed the divestiture of the Anda Distribution business for $500.0 million.

The Company notes the following reconciliation of the proceeds received in the Teva Transaction to the gain recognized in income from discontinued operations for the nine months ended September 30, 2016 ($ in millions):

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

Financial results of the global generics business and the Anda Distribution business are presented as "(Loss) / Income from discontinued operations, net of tax” on the Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016.  The loss from discontinued operations, net of tax of $6.1 million and $17.6 million, respectively, in the three and nine months ended September 30, 2017, primarily related to ongoing matters with respect to the Teva Transaction.

The following table presents key financial results of the businesses included in "(Loss) / Income from discontinued operations" for the three and nine months ended September 30, 2016 ($ in millions):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016	2016
Net revenues	$756.5	$4,504.3
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	531.0	2,798.3
Research and development	37.3	269.6
Selling and marketing	69.1	352.6
General and administrative	90.3	399.4
Amortization	-	4.8
Total operating expenses	727.7	3,824.7
Operating income	28.8	679.6
Other (expense) income, net	15,881.5	15,881.1
Provision for income taxes	308.4	687.5
Net income from discontinued operations	$15,601.9	$15,873.2

Liquidity and Capital Resources

Working Capital Position

Working capital at September 30, 2017 and December 31, 2016 is summarized as follows:

	September 30,	December 31,	Increase
($ in millions):	2017	2016	(Decrease)
Current Assets:
Cash and cash equivalents	$1,612.7	$1,724.0	$(111.3)
Marketable securities	3,829.1	11,501.5	(7,672.4)
Accounts receivable, net	2,808.6	2,531.0	277.6
Inventories	899.8	718.0	181.8
Prepaid expenses and other current assets	962.6	1,383.4	(420.8)
Total current assets	10,112.8	17,857.9	(7,745.1)
Current liabilities:
Accounts payable and accrued expenses	$4,541.7	$5,019.0	$(477.3)
Income taxes payable	221.1	57.8	163.3
Current portion of long-term debt and capital leases	3,797.0	2,797.9	999.1
Total current liabilities	8,559.8	7,874.7	685.1
Working Capital	$1,553.0	$9,983.2	$(8,430.2)
Current Ratio	1.18	2.27

Working capital decreased $8,430.2 million primarily due to the following uses of working capital:

•	The Company acquired LifeCell for $2,874.4 million, net of cash acquired, in the nine months ended September 30, 2017, which primarily is reflected in long-term assets and liabilities;
•	The Company acquired Zeltiq for $2,368.7 million, net of cash acquired, in the nine months ended September 30, 2017, which primarily is reflected in long-term assets and liabilities;
•

The Company repaid $2,700.0 million of indebtedness which were maturing during 2017 in the nine months ended September 30, 2017 and reclassified $3,750.0 million of indebtedness from long-term liabilities to current liabilities;

•	A decrease in the value of Teva securities of $1,674.1 million;
•	The Company utilized cash and cash equivalents to pay dividends in the nine months ended September 30, 2017 of $917.0 million and to purchase intangible assets of $604.3 million; and
•	A decrease in income tax receivables of $448.7 million as the amount prepaid in the year ended December 31, 2016 begins to be realized.

Cash Flows from Operations

Summarized cash flow from operations is as follows:

	Nine Months Ended September 30,
($ in millions)	2017	2016
Net cash provided by operating activities	$3,825.0	$1,535.2

Cash flows from operations represent net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities increased $2,289.8 million in the nine months ended September 30, 2017 versus the prior year period, due primarily to $2,571.7 million in cash tax payments made in connection with the sale of the generics business in the nine months ended September 30, 2016.  Excluding this payment, cash flows from operations decreased $281.9 million.  The nine months ended September 30, 2016 included the contribution of the former Generics Business and Anda Distribution Business.

Management expects that available cash balances and the remaining 2017 cash flows from operating activities will provide sufficient resources to fund our operating liquidity needs and expected 2017 capital expenditure funding requirements.

Investing Cash Flows

Our cash flows from investing activities are summarized as follows:

	Nine Months Ended September 30,
($ in millions)	2017	2016
Net cash provided by / (used in) investing activities	$(82.3)	$17,607.3

Investing cash flows consist primarily of cash used in acquisitions of businesses and intangible assets (primarily product rights), capital expenditures and purchases of investments and marketable securities partially offset by proceeds from the sale of a business, investments and marketable securities. Included in the nine months ended September 30, 2017 was the net cash provided by the sale of marketable securities of $6,040.6 million offset, in part, by the cash purchases of LifeCell for $2,874.4 million and Zeltiq of $2,346.7 million, net of cash acquired, and the purchase of intangible assets of $604.3 million. Included in the nine months ended September 30, 2016 were cash proceeds received from the sale of the generics business to Teva of $33,304.5 million offset, in part, by purchases of marketable securities of $15,445.5 million, cash used for capital expenditures of $250.5 million and cash used in connection with the ForSight Acquisition of $74.5 million.

Financing Cash Flows

Our cash flows from financing activities are summarized as follows:

	Nine Months Ended September 30,
($ in millions)	2017	2016
Net cash (used in) financing activities	$(3,873.1)	$(12,688.1)

Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of ordinary shares and proceeds from the exercise of stock options. Cash used in financing activities in the nine months ended September 30, 2017 primarily related to the repayment of indebtedness of $5,579.2 million, which included debt repurchased under the tender offer completed on May 30, 2017 and the early redemption of certain debt securities, the payment of dividends of $917.0 million and payments relating to contingent consideration and other financing of $515.2 million, offset, in part by the long-term borrowings of $3,025.0 million. Cash used in financing activities in the nine months ended September 30, 2016 included payments of debt of $10,831.0 million, contingent consideration of $77.7 million, dividends of $208.8 million and the repurchase of ordinary shares of $2,758.6 million, including $2,689.9 million repurchased under the Company’s share repurchase program, offset by borrowings under the credit facility of $1,050.0 million.

Debt and Borrowing Capacity

Total debt and capital leases consisted of the following ($ in millions):

	Balance As of		Fair Market Value As of
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Senior Notes:
Floating Rate Notes
$500.0 million floating rate notes due March 12, 2018 *	$500.0	$500.0	$501.8	$502.5
$500.0 million floating rate notes due March 12, 2020 **	500.0	500.0	509.0	509.4
	1,000.0	1,000.0	1,010.8	1,011.9
Fixed Rate Notes
$1,000.0 million 1.850% notes due March 1, 2017	-	1,000.0	-	1,001.1
$500.0 million 1.300% notes due June 15, 2017	-	500.0	-	499.7
$1,200.0 million 1.875% notes due October 1, 2017	-	1,200.0	-	1,202.5
$3,000.0 million 2.350% notes due March 12, 2018	3,000.0	3,000.0	3,008.9	3,018.0
$250.0 million 1.350% notes due March 15, 2018	250.0	250.0	249.4	248.4
$1,050.0 million 4.375% notes due February 1, 2019	350.0	1,050.0	361.0	1,090.0
$500.0 million 2.450% notes due June 15, 2019	500.0	500.0	503.5	501.2
$400.0 million 6.125% notes due August 14, 2019	400.0	400.0	430.0	437.7
$3,500.0 million 3.000% notes due March 12, 2020	3,500.0	3,500.0	3,562.8	3,541.8
$650.0 million 3.375% notes due September 15, 2020	650.0	650.0	668.5	663.6
$750.0 million 4.875% notes due February 15, 2021	450.0	750.0	485.1	803.3
$1,200.0 million 5.000% notes due December 15, 2021	1,200.0	1,200.0	1,317.3	1,297.7
$3,000.0 million 3.450% notes due March 15, 2022	3,000.0	3,000.0	3,102.0	3,030.7
$1,700.0 million 3.250% notes due October 1, 2022	1,700.0	1,700.0	1,740.5	1,693.1
$350.0 million 2.800% notes due March 15, 2023	350.0	350.0	348.5	335.6
$1,200.0 million 3.850% notes due June 15, 2024	1,200.0	1,200.0	1,255.3	1,211.7
$4,000.0 million 3.800% notes due March 15, 2025	4,000.0	4,000.0	4,146.3	3,995.6
$2,500.0 million 4.550% notes due March 15, 2035	2,500.0	2,500.0	2,658.6	2,458.5
$1,000.0 million 4.625% notes due October 1, 2042	456.7	1,000.0	479.3	967.6
$1,500.0 million 4.850% notes due June 15, 2044	1,500.0	1,500.0	1,637.7	1,496.4
$2,500.0 million 4.750% notes due March 15, 2045	1,200.0	2,500.0	1,300.8	2,466.9
	26,206.7	31,750.0	27,255.5	31,961.1

Euro Denominated Notes
€750.0 million 0.500% notes due June 1, 2021	884.0	-	887.4	-
€700.0 million 1.250% notes due June 1, 2024	825.0	-	832.0	-
€550.0 million 2.125% notes due June 1, 2029	648.2	-	662.2	-
€700.0 million floating rate notes due June 1, 2019 ***	825.0	-	825.6	-
	3,182.2	-	3,207.2	-
Total Senior Notes Gross	30,388.9	32,750.0	31,473.5	32,973.0
Unamortized premium	104.1	171.2	-	-
Unamortized discount	(84.8)	(95.8)	-	-
Total Senior Notes Net	30,408.2	32,825.4	31,473.5	32,973.0
Other Indebtedness
Debt Issuance Costs	(126.6)	(144.6)
Other	51.8	85.5
Total Other Borrowings	(74.8)	(59.1)
Capital Leases	2.7	2.4
Total Indebtedness	$30,336.1	$32,768.7

*	Interest on the 2018 floating rate note is three month USD LIBOR plus 1.080% per annum
**	Interest on the 2020 floating rate note is three month USD LIBOR plus 1.255% per annum
***	Interest on the €700.0 million floating rate notes is the three month EURIBOR plus 0.350% per annum

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

Interest on the 2019 Floating Rate Notes is payable quarterly on March 1, June 1, September 1 and December 1 of each year, and began on September 1, 2017.  Interest on the 0.500% 2021 Notes, the 1.250% 2024 Notes, and the 2.125% 2029 Notes is payable annually on June 1 of each year and will begin on June 1, 2018.

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

Credit Facility Indebtedness

On August 2, 2016, the Company repaid the remaining balances of all outstanding term-loan indebtedness and terminated its then-existing revolving credit facility with proceeds from the Teva Transaction.  The interest expense on the then-outstanding indebtedness in the nine months ended September 30, 2016 was $116.2 million.

Revolving Credit Facility

On June 14, 2017, Allergan plc and certain of its subsidiaries entered into a revolving credit and guaranty agreement (the “Revolver Agreement”) among Allergan Capital, as borrower; Allergan plc, as Ultimate Parent; Warner Chilcott Limited, as Intermediate Parent and Subsidiary Guarantor; Allergan Finance LLC., Allergan Funding SCS, as Subsidiary Guarantors; the lenders from time to time party thereto (the “Revolving Lenders”), J.P. Morgan Chase Bank as Administrative Agent; J.P. Morgan Europe Limited, as London Agent; and the other financial institutions party thereto. Under the Revolver Agreement, the Revolving Lenders have committed to provide an unsecured five-year revolving credit facility in an aggregate principal amount of up to $1.5 billion with the ability to increase the revolving credit facility by $500.0 million to an aggregate principal amount of up to $2.0 billion.

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

The Company was subject to, and as of September 30, 2017 was in compliance with all, financial and operational covenants under the terms of the Revolver Agreement. At September 30, 2017, there were no outstanding borrowings or letter of credits outstanding under the Revolver Agreement.

Long-term obligations

The following table lists our enforceable and legally binding obligations resulting from collaboration agreements as of September 30, 2017. Certain amounts included herein are based on management’s estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligation we will actually pay in future periods may vary from those reflected in the table.

In addition, such milestone payments will only be payable in the event that the Company achieves contractually defined, success-based milestones, such as:

•         the advancement of the specified research and development programs;

•         the receipt of regulatory approval for the specified compounds or products; and/or

•         sales threshold of the specified compounds or products.

The following is a summary of contractual commitments as of September 30, 2017:

	Payment by Period
($ in millions):	Total	Three Months Ending December 31, 2017	2018-2019	2020-2021	Thereafter
Sales based and other milestone obligations	$10,057.1	$0.5	$25.5	$205.5	$9,825.6
R&D / approval milestone obligations	6,012.6	7.3	648.0	1,037.7	4,319.6
Total	$16,069.7	$7.8	$673.5	$1,243.2	$14,145.2

The table above reflects the anticipated timing of R&D and approval related milestones with sales based milestones included in the period thereafter as the achievement of sales targets is variable.  Certain agreements also include royalties based on commercial sales. The following table lists the contractual commitments relating to these milestones ($ in millions):

Transaction	Product	Maximum Milestones	R&D / Approval Milestones	Sales Based and Other Milestones
Heptares Therapeutics Ltd	Neurological disorders	$3,224.5	$649.5	$2,575.0
Assembly Biosciences, Inc.	Gastrointestinal products	2,379.0	989.0	1,390.0
AstraZeneca license	Brazikumab	1,265.0	225.0	1,040.0
Akarna Therapeutics, Ltd.	Inflammatory and fibrotic diseases	975.0	600.0	375.0
Tobira Therapeutics, Inc.	Cenicriviroc	898.1	433.1	465.0
Chase Pharmaceuticals Corporation	Neurodegenerative disorders	875.0	325.0	550.0
Merck & Co.	Ubrogepant & Atogepant	865.0	435.0	430.0
Retrosense Therapeutics, LLC	RST-001	495.4	245.4	250.0
Naurex, Inc.	GLYX-13	475.0	75.0	400.0
Anterios, Inc.	Botulinum toxin type A	387.5	207.5	180.0
AqueSys, Inc.	Xen Gel Stent	300.0	-	300.0
Topokine Therapeutics, Ltd	XAF5	260.0	110.0	150.0
Oculeve, Inc.	TrueTear™	200.0	100.0	100.0
Forsight VISION5, Inc.	Bimatoprost Ring	125.0	125.0	-
All Other		3,345.2	1,493.1	1,852.1
Total		$16,069.7	$6,012.6	$10,057.1

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

Investment Risk

As of September 30, 2017 our total investments in marketable and equity securities of other companies, including equity method investments, but excluding securities considered cash and cash equivalents were $3,905.8 million (included in marketable securities and investments and other assets). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.

As of September 30, 2017, the Company owns 100.3 million Teva ordinary shares, which are subject to changes in value based on the price of Teva shares.

We regularly review the carrying value of our investments and identify and recognize losses, for income statement purposes, when events and circumstances indicate that any declines in the fair values of such investments below our accounting basis are other-than-temporary, including the other-than-temporary impairment of Teva securities in the nine months ended September 30, 2017 of $3,273.5 million.

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

Floating Rate Debt

At September 30, 2017, borrowings outstanding under the floating rate notes were $1,825.0 million. Assuming a one percent increase in the applicable interest rate on the Company’s floating rates notes, annual interest expense would increase by approximately $18.3 million over the next twelve months.

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

As required by SEC Rule 13a-15(b), Allergan plc carried out an evaluation, under the supervision and with the participation of Allergan plc’s management, including Allergan’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Allergan plc s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation and because of the material weakness described below Allergan plc’s Principal Executive Officer and Principal Financial Officer concluded that Allergan plc’s disclosure controls and procedures were not effective as of September 30, 2017.

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

As required by SEC Rule 13a-15(b), Warner Chilcott Limited carried out an evaluation, under the supervision and with the participation of Warner Chilcott Limited’s management, including Warner Chilcott Limited’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Warner Chilcott Limited’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation and because of the material weakness described below Warner Chilcott Limited’s Principal Executive Officer and Principal Financial Officer concluded that Warner Chilcott Limited’s disclosure controls and procedures were not effective as of September 30, 2017.

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

Changes in Internal Control Over Financial Reporting

In the quarter ended September 30, 2017, the Company has implemented certain changes to its procedures and internal control over financial reporting as it continues to remediate its previously reported material weakness. We have made significant progress towards remediation during the quarter ended September 30, 2017, including enhancing the reports utilized in assessing the tax implications of certain transactions between our subsidiaries and also refining our internal reporting structure.  We expect to complete testing of the operating effectiveness of the controls in place to remediate the material weakness in the fourth quarter of 2017. There have been no other changes in the Company’s internal control over financial reporting, during the fiscal quarter ended September 30, 2017, that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Recent Sale of Unregistered Securities; Uses of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2017, we repurchased 13,944 of our ordinary shares to satisfy tax withholding obligations in connection with the vesting of restricted shares issued to employees.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program ($ in millions)
July 1 - 31, 2017	2,660	$251.70	-	-
August 1 - 31, 2017	8,966	$242.35	-	-
September 1 - 30, 2017	2,318	$226.97	-	-
July 1 – September 30, 2017	13,944	$241.58	-	-

In the year ended December 31, 2016, the Company entered into a $10.0 billion accelerated share repurchase program.  As part of this program, the Company received and cancelled outstanding shares of 2,039,368 as partial settlement of the program in August 2017.

ITEM 6.	EXHIBITS

Reference is hereby made to the Exhibit Index on page 123.

EXHIBIT INDEX

Exhibit	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. of the Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Scheme Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Label Definition Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 1, 2017.

ALLERGAN PLC WARNER CHILCOTT LIMITED

By:	/s/ Maria Teresa Hilado
Name:	Maria Teresa Hilado
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ James C. D’Arecca
Name:	James C. D’Arecca
Title:	Chief Accounting Officer (Principal Accounting Officer)