Form 10-K
period 2017-12-31
Allergan plc; Warner Chilcott Ltd
filed 2018-02-16
CIK 1578845, 1620602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number	Exact name of registrant as specified in its charter, principal office and address and telephone number	State of incorporation or organization	I.R.S. Employer Identification No.
001-36867	Allergan plc Clonshaugh Business and Technology Park Coolock, Dublin, D17 E400, Ireland (862) 261-7000	Ireland	98-1114402

001-36887	Warner Chilcott Limited Canon’s Court 22 Victoria Street Hamilton HM 12 Bermuda (441) 295-2244	Bermuda	98-0496358

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Allergan plc Ordinary Shares, $0.0001 par value	New York Stock Exchange
Allergan plc 5.500% Mandatory Convertible Preferred Shares, Series A, par value of $0.0001	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Allergan plc	Yes ☒	No ☐
Warner Chilcott Limited	Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Allergan plc	Yes ☐	No ☒
Warner Chilcott Limited	Yes ☐	No ☒

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of Allergan plc as of June 30, 2017, based upon the last sale price reported for such date on the New York Stock Exchange, was $81.0 billion. The calculation of the aggregate market value of voting and non-voting stock excludes Class A ordinary shares of Allergan plc held by executive officers, directors, and stockholders that the registrant concluded were affiliates of Allergan plc on that date.

Number of shares of Allergan plc’s Ordinary Shares outstanding on February 13, 2018: 330,320,420

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

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K (“Annual Report”) is incorporated by reference from the Allergan plc proxy statement to be filed pursuant to Regulation 14A with respect to the Registrant’s Annual General Meeting of Shareholders to be held on May 2, 2018.

ALLERGAN PLC

WARNER CHILCOTT LIMITED

TABLE OF CONTENTS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2017

PART I

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

Company History

Allergan plc (formerly known as Actavis plc) was incorporated in Ireland on May 16, 2013 as a private limited company and re-registered effective September 20, 2013 as a public limited company. It was established for the purpose of facilitating the business combination between Allergan Finance, LLC (formerly known as Actavis, Inc.) and Warner Chilcott plc (“Warner Chilcott”). Following the consummation of the Warner Chilcott acquisition on October 1, 2013 (the “Warner Chilcott Acquisition”), Allergan Finance, LLC and Warner Chilcott became wholly-owned subsidiaries of Allergan plc. Each of Allergan Finance, LLC’s common shares was converted into one Company ordinary share. Effective October 1, 2013, through a series of related-party transactions, Allergan plc contributed its indirect subsidiaries, including Allergan Finance, LLC, to its subsidiary Warner Chilcott Limited.

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

On March 17, 2015, the Company acquired Allergan, Inc. (“Legacy Allergan”) for approximately $77.0 billion including outstanding indebtedness assumed of $2.2 billion, cash consideration of $40.1 billion and equity consideration of $34.7 billion, which included then outstanding equity awards (the “Allergan Acquisition”). Under the terms of the agreement, Legacy Allergan shareholders received 111.2 million of the Company’s ordinary shares, 7.0 million of the Company’s non-qualified stock options and 0.5 million of the Company’s share units. The addition of Legacy Allergan’s therapeutic franchises in ophthalmology, neurosciences and medical aesthetics/dermatology/plastic surgery complemented the Company’s existing central nervous system, gastroenterology, women’s health and urology franchises. The combined company benefits from Legacy Allergan’s global brand equity and consumer awareness of key products, including Botox®. The transaction expanded our presence and market and product reach across many international markets, with strengthened commercial positions across Canada, Europe, Southeast Asia and other high-value growth markets, including China, India, the Middle East and Latin America.

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

On August 2, 2016 we completed the divestiture of our global generics business and certain other assets to Teva Pharmaceutical Industries Ltd. (“Teva”) (the “Teva Transaction”) for $33.3 billion in cash, net of cash acquired by Teva, which included estimated working capital and other contractual adjustments, and 100.3 million unregistered Teva ordinary shares (or American Depository Shares with respect thereto), which at the time of the closing approximated $5.0 billion in value using the closing date Teva opening stock price discounted at a rate of 5.9 percent due to the lack of marketability (“Teva Shares”).  As part of the Teva Transaction, Teva acquired our global generics business, including the United States (“U.S.”) and international generic commercial units, our third-party supplier Medis, our global generic manufacturing operations, our global generic research and development (“R&D”) unit, our international over-the-counter (“OTC”) commercial unit (excluding OTC eye care products) and certain established international brands.

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

As a result of the Teva Transaction and the divestiture of the Company’s Anda Distribution business, and in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” the financial results of the businesses held for sale were reclassified to discontinued operations for all periods presented in our consolidated financial statements. The results of our discontinued operations include the results of our generic product development, manufacturing and distribution of off-patent pharmaceutical products, certain established international brands marketed similarly to generic products and out-licensed generic pharmaceutical products primarily in Europe through our Medis third-party business through August 2, 2016, as well as our Anda Distribution business through October 3, 2016.

References throughout to “we,” “our,” “us,” the “Company” or “Allergan” refer to financial information and transactions of Watson Pharmaceuicals, Inc. prior to January 23, 2013, Allergan Finance, LLC from January 23, 2013 until October 1, 2013 and Allergan plc and Warner Chilcott Limited subsequent to October 1, 2013.

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

Business Overview

Allergan plc is a global pharmaceutical company focused on developing, manufacturing and commercializing branded pharmaceutical (“brand”, “branded” or “specialty brand”), device, biologic, surgical and regenerative medicine products for patients around the world. Allergan markets a portfolio of leading brands and best-in-class products for the central nervous system, eye care, medical aesthetics and dermatology, gastroenterology, women’s health, urology and anti-infective therapeutic categories.  Allergan is an industry leader in Open Science, a model of research and development, which defines our approach to identifying and developing game-changing ideas and innovation for better patient care.  The Company has operations in more than 100 countries. Warner Chilcott Limited is an indirect wholly-owned subsidiary of Allergan plc and has the same principal business activities.

Allergan plc’s principal executive offices are located at Clonshaugh Business and Technology Park, Coolock, Dublin, Ireland and our administrative headquarters are located at 5 Giralda Farms, Madison, NJ 07940. Our Internet website address is www.allergan.com. We do not intend this website address to be an active link or to otherwise incorporate by reference the contents of the website into this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, are available free of charge on our Internet website. These reports are posted on our website as soon as reasonably practicable after such reports are electronically filed with the SEC. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 or electronically through the SEC website (www.sec.gov). The information contained on the SEC’s website is not incorporated by reference into this Form 10-K and should not be considered to be part of this Form 10-K. Information may be obtained regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Within the Investors section of our website, we provide information concerning corporate governance, including our Corporate Governance Guidelines, Board Committee Charters and Composition, Code of Conduct and other information. Refer to “ITEM 1A. RISK FACTORS-CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS” in this document.

Business Development

2017 Significant Business Developments

The following are the material transactions that were completed in the year ended December 31, 2017.

Acquisitions

Keller Medical, Inc.

On June 23, 2017, the Company acquired Keller Medical, Inc. (“Keller”), a privately held medical device company and developer of the Keller Funnel® (the “Keller Acquisition”).  The Keller Acquisition combines the Keller Funnel® with the Company’s leading breast implants business.

Zeltiq Aesthetics, Inc.

On April 28, 2017, the Company acquired Zeltiq Aesthetics, Inc. (“Zeltiq”) for an acquisition accounting purchase price of $2,405.4 million (the “Zeltiq Acquisition”). Zeltiq was focused on developing and commercializing products utilizing its proprietary controlled-cooling technology platform (Coolsculpting®). The Zeltiq Acquisition combined Zeltiq’s body contouring business with the Company’s leading portfolio of medical aesthetics.

LifeCell Corporation

On February 1, 2017, the Company acquired the LifeCell Corporation (“LifeCell”), a regenerative medicine company, for an acquisition accounting price of $2,883.1 million (the “LifeCell Acquisition”). The LifeCell Acquisition combined LifeCell's novel, regenerative medicines business, including its high-quality and durable portfolio of dermal matrix products, with the Company’s leading portfolio of medical aesthetics, breast implants and tissue expanders. The LifeCell Acquisition expanded the Company’s marketed product portfolio by adding Alloderm® and Strattice®.

Licenses and Other Transactions Accounted for as Asset Acquisitions

Lyndra, Inc.

On July 31, 2017, the Company entered into a collaboration, option and license agreement with Lyndra, Inc. (“Lyndra”) to develop orally administered ultra-long-acting (once-weekly) products for the treatment of Alzheimer’s disease and an additional, unspecified indication. The total upfront payment of $15.0 million was expensed as a component of R&D expense in the year ended December 31, 2017. The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing, as well as the lack of certain other inputs and processes, that the transaction did not qualify as a business.  The future option exercise payments, if any, and any future success based milestones relating to the licensed products of up to $85.0 million will be recorded if the corresponding events become probable.

Editas Medicine, Inc.

On March 14, 2017, the Company entered into a strategic alliance and option agreement with Editas Medicine, Inc. (“Editas”) for access to early stage, first-in-class eye care programs. Pursuant to the agreement, Allergan made an upfront payment of $90.0 million for the right to license up to five of Editas’ gene-editing programs in eye care, including its lead program for Leber Congenital Amaurosis (“LCA”). Under the terms of the agreement, if an option is exercised, Editas is eligible to receive contingent research and development and commercial milestones plus royalties based on net sales.  The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing, as well as the lack of certain other inputs and processes, that the transaction did not qualify as a business. The total upfront payment of $90.0 million was expensed as a component of R&D expense in the year ended December 31, 2017. The future option exercise payments, if any, and any future success based milestones relating to the licensed products will be recorded if the corresponding events become probable.

Assembly Biosciences, Inc.

On January 9, 2017, the Company entered into a licensing agreement with Assembly Biosciences, Inc. (“Assembly”) for the worldwide rights to Assembly’s microbiome gastrointestinal development programs. Pursuant to the agreement, Allergan made an upfront payment to Assembly of $50.0 million for the exclusive, worldwide rights to develop and commercialize certain development compounds. Additionally, Assembly will be eligible to receive success-based development and commercial milestone payments plus royalties based on net sales. Allergan and Assembly will generally share development costs through proof-of-concept (“POC”)

studies, and Allergan will assume all post-POC development costs.  The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing, as well as the lack of certain other inputs and processes, that the transaction did not qualify as a business. The total upfront payment of $50.0 million was expensed as a component of R&D expense in the year ended December 31, 2017 and the future success based milestone payments of up to $2,771.0 million, including amounts for additional development programs not committed to as of December 31, 2017, will be recorded if the corresponding events become probable.

Lysosomal Therapeutics, Inc.

On January 9, 2017, the Company entered into a definitive agreement for the option to acquire Lysosomal Therapeutics, Inc. (“LTI”). LTI is focused on innovative small-molecule research and development in the field of neurodegeneration, yielding new treatment options for patients with severe neurological diseases. Under the agreement, Allergan acquired an option right directly from LTI shareholders to acquire LTI for $150.0 million plus future milestone payments following completion of a Phase Ib trial for LTI-291 as well as an upfront research and development payment. The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing, as well as the lack of certain other inputs and processes, that the transaction did not qualify as a business.  The aggregate upfront payment of $145.0 million was recorded as a component of R&D expense in the year ended December 31, 2017.

Other Transactions

Saint Regis Mohawk Tribe

On September 8, 2017, the Company entered into an agreement with the Saint Regis Mohawk Tribe, under which the Saint Regis Mohawk Tribe obtained the rights to Orange Book-listed patents covering Restasis® (Cyclosporine Ophthalmic Emulsion) 0.05%, and the Company was granted exclusive licenses under the patents related to the product. Pursuant to the agreement, the Company paid the Saint Regis Mohawk Tribe an upfront payment of $13.8 million, which was recorded as a component of cost of sales in the year ended December 31, 2017.  Additionally, the Saint Regis Mohawk Tribe will be eligible to receive up to $15.0 million in annual royalties starting in 2018, during the period that certain patent claims remain in effect.

2016 Significant Business Developments

The following are the material transactions that were completed in the year ended December 31, 2016.

Acquisitions

Tobira Therapeutics, Inc.

On November 1, 2016, the Company acquired Tobira Therapeutics, Inc. (“Tobira”), a clinical-stage biopharmaceutical company focused on developing and commercializing therapies for non-alcoholic steatohepatitis (“NASH”) and other liver diseases for an acquisition accounting purchase price of $570.1 million, plus contingent consideration of up to $49.84 per share in contingent value rights (“CVR”), or up to $1,101.3 million, that may be payable based on the successful completion of certain development, regulatory and commercial milestones (the “Tobira Acquisition”), of which $303.1 million was paid in the year ended December 31, 2017 for the initiation of Phase III clinical trials. The CVR had an acquisition date fair value of $479.0 million. The Tobira Acquisition added Cenicriviroc, a differentiated, complementary development program for the treatment of the multi-factorial elements of NASH, including inflammation, metabolic syndromes and fibrosis, to Allergan's global gastroenterology R&D pipeline.

Vitae Pharmaceuticals, Inc.

On October 25, 2016, the Company acquired Vitae Pharmaceuticals, Inc. (“Vitae”), a clinical-stage biotechnology company, for an acquisition accounting purchase price of $621.4 million (the “Vitae Acquisition”). The Vitae Acquisition expanded Allergan’s dermatology product pipeline with the addition of a Phase II orally active RORyt (retinoic acid receptor-related orphan receptor gamma) inhibitor for the potential treatment of psoriasis and other autoimmune disorders. In addition, as a result of the Vitae Acquisition, the Company expanded its pipeline with the acquisition of a Phase II atopic dermatitis drug candidate.

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

Licenses and Asset Acquisitions

Motus Therapeutics, Inc.

On December 15, 2016, the Company acquired Motus Therapeutics, Inc. (“Motus”) for an upfront payment of approximately $200.0 million (the “Motus Transaction”).  Motus has the worldwide rights to RM-131 (relamorelin), a peptide ghrelin agonist being developed for the treatment of diabetic gastroparesis.  Under the terms of the Motus Transaction, Motus shareholders are eligible to receive contingent consideration in connection with the commercial launch of the product. The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the transaction did not qualify as a business. The total upfront net payment of $199.5 million was expensed as a component of R&D expense in the year ended December 31, 2016 and the future milestone will be recorded if the corresponding event becomes probable.

Chase Pharmaceuticals Corporation

On November 22, 2016, the Company acquired Chase Pharmaceuticals Corporation (“Chase”), a clinical-stage biopharmaceutical company focused on the development of improved treatments for neurodegenerative disorders including Alzheimer's disease, for an upfront payment of approximately $125.0 million plus potential regulatory and commercial milestones of up to $875.0 million related to Chase's lead compound, CPC-201, and certain backup compounds (the “Chase Transaction”). The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the Chase Transaction did not qualify as a business. The total upfront net payment of $122.9 million was expensed as a component of R&D expense in the year ended December 31, 2016 and the future milestones will be recorded if the corresponding events become probable.

AstraZeneca plc License

On October 2, 2016, the Company entered into a licensing agreement with MedImmune, AstraZeneca plc's (“AstraZeneca”) global biologics research and development arm, for the global rights to brazikumab (the “AstraZeneca Transaction”). Brazikumab is an anti-IL-23 monoclonal antibody that as of the acquisition date was in Phase IIb clinical development for the treatment of patients with moderate-to-severe Crohn's disease and was Phase II ready for ulcerative colitis and other conditions treated with anti-IL-23 monoclonal antibodies.  Under the terms of the AstraZeneca Transaction, AstraZeneca received $250.0 million for the exclusive, worldwide license to develop and commercialize brazikumab and is eligible to receive contingent consideration of up to $1.27 billion, as well as tiered royalties on sales of the product. The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing as well as certain other inputs and processes that the transaction did not qualify as a business. The total upfront payment of $250.0 million was expensed as a component of R&D expense in the year ended December 31, 2016 and the future milestones will be recorded if the corresponding events become probable.

RetroSense Therapeutics, LLC

On September 6, 2016, the Company acquired certain assets of RetroSense Therapeutics, LLC (“RetroSense”), a private, clinical-stage biotechnology company focused on novel gene therapy approaches to restore vision in patients suffering from blindness (the “RetroSense Transaction”). Under the terms of the RetroSense Transaction, RetroSense received approximately $60.0 million upfront, and is eligible to receive up to $495.0 million in contingent regulatory and commercialization milestone payments related to its lead development program, RST-001, a novel gene therapy for the treatment of retinitis pigmentosa.  The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the RetroSense Transaction did not qualify as a business.  The total upfront net payment of $59.7 million was expensed as a component of R&D expense in the year ended December 31, 2016 and the future milestones will be recorded if the corresponding events become probable.

Akarna Therapeutics, Ltd

On August 26, 2016, the Company acquired Akarna Therapeutics, Ltd (“Akarna”), a biopharmaceutical company developing novel small molecule therapeutics that target inflammatory and fibrotic diseases (the “Akarna Transaction”). Under the terms of the Akarna Transaction, Akarna shareholders received approximately $50.0 million upfront and were eligible to receive contingent development and commercialization milestones of up to $1,015.0 million.  The Company concluded based on the stage of development of the assets as well as a lack of certain other inputs and processes that the Akarna Transaction did not qualify as a business.  The total upfront net payment of $48.2 million was expensed as a component of R&D expense in the year ended December 31, 2016 and the future milestones will be recorded if the corresponding events become probable.  In the year ended December 31, 2017, a milestone of $39.6 million, related to the initiation of a clinical study, was expensed as a component of R&D expense.

Topokine Therapeutics, Inc.

On April 21, 2016, the Company acquired Topokine Therapeutics, Inc. (“Topokine”), a privately held, clinical-stage biotechnology company focused on development stage topical medicines for fat reduction (the “Topokine Transaction”). Under the terms of the Topokine Transaction, Topokine shareholders received an upfront payment of $85.8 million and are eligible to receive contingent development and commercialization milestones of up to $260.0 million for XAF5, a first-in-class topical agent in development for the treatment of steatoblepharon, also known as undereye bags.  The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the Topokine Transaction did not qualify as a business.  The total upfront net payment of approximately $85.0 million was expensed as a component of R&D expense in the year ended December 31, 2016 and the future milestones will be recorded if the corresponding events become probable.

Heptares Therapeutics, Ltd

On April 6, 2016, the Company entered into an agreement with Heptares Therapeutics, Ltd (“Heptares”), under which the Company licensed exclusive global rights to a portfolio of novel subtype-selective muscarinic receptor agonists in development for the treatment of major neurological disorders, including Alzheimer's disease (the “Heptares Transaction”). Under the terms of the Heptares Transaction, Heptares received an upfront payment of $125.0 million and is eligible to receive contingent milestone payments of up to approximately $665.0 million upon the successful Phase I, II and III clinical development and launch of the first three licensed compounds for multiple indications and up to approximately $2.575 billion associated with achieving certain annual sales thresholds during the several years following launch. In addition, Heptares was eligible to receive contingent tiered royalties on net sales of all products resulting from the partnership. The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the Heptares Transaction did not qualify as a business. The total upfront payment of $125.0 million was expensed as a component of R&D expense in the year ended December 31, 2016 and the future milestones will be recorded if the events become probable.  In the year ended December 31, 2017, a milestone of $15.0 million, related to the initiation of a clinical study, was achieved and expensed as a component of R&D expense.

Anterios, Inc.

On January 6, 2016, the Company acquired Anterios, Inc. (“Anterios”), a clinical stage biopharmaceutical company developing a next generation delivery system and botulinum toxin-based prescription products (the “Anterios Transaction”). Under the terms of the Anterios Transaction, Anterios shareholders received an upfront net payment of approximately $90.0 million and are eligible to receive contingent development and commercialization milestone payments up to $387.5 million related to an investigational topical formulation of botulinum toxin type A in development for the potential treatment of hyperhidrosis, acne, and crow’s feet lines and the related NDS™, Anterios' proprietary platform delivery technology that enables local, targeted delivery of neurotoxins through the skin without the need for injections.  The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the Anterios Transaction did not qualify as a business.  The total upfront net payment of $89.2 million was expensed as a component of R&D expense in the year ended December 31, 2016 and the future milestones will be recorded if the corresponding events become probable.

2015 Significant Business Developments

The following are the material transactions that were completed in the year ended December 31, 2015.

Acquisitions

AqueSys, Inc.

On October 16, 2015, the Company acquired AqueSys, Inc. (“AqueSys”), a private, clinical-stage medical device company focused on developing ocular implants that reduce IOP associated with glaucoma, in an all-cash transaction (the “AqueSys Acquisition”). Under the terms of the AqueSys Acquisition, the Company acquired AqueSys for an acquisition accounting purchase price of $298.9 million, including $193.5 million for the estimated fair value of contingent consideration relating to the regulatory approval and commercialization milestone payments.  The Company acquired AqueSys for the lead development program, including XEN45, a soft shunt that is implanted in the sub conjunctival space in the eye through a minimally invasive procedure with a single use, pre-loaded proprietary injector. On November 16, 2016, the Company received approval from the United States Food and Drug Administration (“FDA”) for XEN45, which triggered a milestone payment of $100.0 million in the year ended December 31, 2016.  In the year ended December 31, 2017, the Company made a $25.0 million milestone payment upon first commercial sale of the product.

Kythera Biopharmaceuticals, Inc.

On October 1, 2015, the Company acquired Kythera Biopharmaceuticals, Inc. (“Kythera”), for $75.00 per share, or an acquisition accounting purchase price of $2,089.5 million (the “Kythera Acquisition”), for the discovery, development and commercialization of novel prescription aesthetic products. Kythera’s lead product, Kybella® injection, is the first FDA approved, non-surgical treatment for moderate to severe submental fullness, commonly referred to as double chin.

Oculeve, Inc.

On August 10, 2015, the Company acquired Oculeve, Inc. (“Oculeve”), a development-stage medical device company focused on developing novel treatments for dry eye disease (the “Oculeve Acquisition”). The Company acquired Oculeve and its lead product TrueTear ™, an intranasal neurostimulation device, as well as other dry eye products in development.  Under the terms of the Oculeve Acquisition, Allergan acquired Oculeve for an acquisition accounting purchase price of $134.5 million, including $90.0 million for the estimated fair value of contingent consideration of which the Company may owe up to $300.0 million in future payments.  In the year ended December 31, 2017, the Company made a $100.0 million milestone payment as a result of the FDA approval of TrueTear ™.

Allergan, Inc.

On March 17, 2015, the Company completed the Allergan Acquisition.  The addition of Legacy Allergan’s therapeutic franchises in ophthalmology, neurosciences and medical aesthetics/dermatology/plastic surgery complemented the Company’s existing central nervous system, gastroenterology, women’s health and urology franchises. The combined company benefits from Legacy Allergan’s global brand equity and consumer awareness of key products, including Botox®.

Licenses and Asset Acquisitions

Mimetogen Pharmaceuticals, Inc.

On November 4, 2015, the Company entered into an exclusive licensing agreement with Mimetogen Pharmaceuticals, Inc. (“Mimetogen”), a clinical stage biotechnology company, to develop and commercialize tavilermide (MIM-D3), a topical formulation of a novel small molecule TrkA agonist for the treatment of dry eye disease, in exchange for an upfront payment of $50.0 million to Mimetogen, which was included as a component of R&D expense in the year ended December 31, 2015 (the “Mimetogen Transaction”).  In the year ended December 31, 2017, the Company terminated the Mimetogen Transaction and there are no futher obligations owed by the Company.

Almirall, S.A.

On October 27, 2015, the Company and Ironwood Pharmaceuticals, Inc. announced that Allergan acquired rights to Constella® (linaclotide) in the European Union, Switzerland, Turkey and the Commonwealth of Independent States from Almirall, S.A. and also reacquired rights to Linzess® (linaclotide) in Mexico from Almirall, S.A. for €60.0 million. The consideration was accounted for as an asset acquisition and included as a component of intangible assets. The Company concluded based on the lack of acquired employees and the lack of certain other inputs and processes that this transaction did not qualify as a business.

Naurex, Inc.

On August 28, 2015, the Company acquired certain products in early stage development of Naurex, Inc. (“Naurex”) in an all-cash transaction of $571.7 million, plus future contingent payments up to $1,150.0 million, which was accounted for as an asset acquisition (the “Naurex Transaction”).  The Company recognized the upfront consideration of $571.7 million as a component of R&D expense in the year ended December 31, 2015.  The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing as well as certain other inputs and processes that the Naurex Transaction did not qualify as a business.  The Naurex Transaction expanded our pipeline with Naurex’s two leading product candidates GLYX-13 and NRX-1074, two compounds that utilize NMDA modulation as a potential new approach to the treatment of Major Depressive Disorder, a disease that can lead to suicidality among the most severe patients. As of December 31, 2017, the NRX-1074 development project was terminated.  The Company received a purchase price reduction of $20.0 million in the year ended December 31, 2017 based on the settlement of an open contract dispute.

Migraine License

On August 17, 2015, the Company entered into an agreement with Merck & Co. (“Merck”) under which the Company acquired the exclusive worldwide rights to Merck’s early development stage investigational small molecule oral calcitonin gene-related peptide receptor antagonists, which are being developed for the treatment and prevention of migraines (the “Merck Transaction”). The Merck Transaction was accounted for as an asset acquisition. The Company acquired these rights for an upfront charge of $250.0 million which was recognized as a component of R&D expense in the year ended December 31, 2015.  Additionally at the time of the transaction, the Company owed contingent payments based on commercial and development milestones of up to $965.0 million as well as potential future royalties.  The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing as well as certain other inputs and processes that the Merck Transaction did not qualify as a business.  During the year ended December 31, 2016, the Company incurred $100.0 million of milestones under the agreement, which were included as a component of R&D expense.

Divestitures

Respiratory Business

As part of the 2014 acquisition of Forest Laboratories, Inc. (the “Forest Acquisition”), we acquired certain assets that comprised Legacy Forest’s branded respiratory business in the U.S. and Canada (the “Respiratory Business”). During the year ended December 31, 2014, we held for sale assets of the Respiratory Business of $734.0 million, including allocated goodwill to this unit of $309.1 million. On March 2, 2015, the Company sold the Respiratory Business to AstraZeneca for consideration of $600.0 million upon closing, additional funds to be received for the sale of certain of our inventory to AstraZeneca and low single-digit royalties above a certain revenue threshold. AstraZeneca also paid Allergan an additional $100.0 million and Allergan has agreed to a number of contractual consents and approvals, including certain amendments to the ongoing collaboration agreements between AstraZeneca and Allergan (the “Respiratory Sale”).  As a result of the terms of the Respiratory Sale, in the year ended December 31, 2015, the Company recognized an incremental charge in cost of sales (including the acquisition accounting fair value mark-up of inventory) relating to inventory that will not be sold to AstraZeneca of $35.3 million. The Company recognized a loss in other (expense) / income, net for the sale of the business of $5.3 million in the year ended December 31, 2015.

Business Description

Prescription pharmaceutical products in the United States generally are marketed as either brand pharmaceuticals or generics. Results in continuing operations in the United States are primarily due to brand pharmaceuticals and medical devices. Brand pharmaceutical products and medical devices, including aesthetic products, are marketed under brand names through programs that are designed to generate physician and consumer loyalty.

As a result of the differences between the types of products we market and/or distribute, we operate and manage our business in three distinct operating segments: US Specialized Therapeutics, US General Medicine and International. The operating segments are organized as follows:

•

The US Specialized Therapeutics segment includes sales and expenses relating to branded products within the U.S., including Medical Aesthetics, Medical Dermatology, Eye Care and Neuroscience and Urology therapeutic products.

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

Our strategy to achieve growth for our US Specialized Therapeutics, US General Medicine and International businesses also includes: (i) investing behind key marketed brands, (ii) internal development of novel pipeline products that address unmet need, and (iii) establishment of strategic alliances, collaborations and/or acquisition of products and companies that complement our current business.

Based upon business conditions, our financial strength and other factors, we regularly reexamine our business strategies and may change them at any time. Refer to “ITEM 1A. RISK FACTORS —Risks Related to Our Business” in this document.

As of December 31, 2017, our portfolio of products within the US Specialized Therapeutics, US General Medicine and International segments include the following products defined as launch brands and / or products with sales in excess of $200.0 million:

Product	Therapeutic Area	Active Ingredient	Therapeutic Classification
Alloderm®	Regenerative Medicine	Tissue	Skin graft
Alphagan®/Combigan®	Eye Care	Brimonidine tartrate	Selective alpha2 agonist
Asacol®/Delzicol®	Gastrointestinal (GI)	Mesalamine	Ulcerative colitis
Botox® Cosmetics	Facial Aesthetics	Onabotulinumtoxin A	Acetylcholine release inhibitor
Botox® Hyperhidrosis	Medical Dermatology	Onabotulinumtoxin A	Acetylcholine release inhibitor
Botox® Therapeutics	Neuroscience and Urology	Botulinum toxin	Musculoskeletal agent
Breast Implants	Plastic Surgery	Silicone	Reconstructive plastic surgery
Bystolic®/Byvalson®	Diversified Brands	Nebivolol	Hypertension
Carafate®/Sulcrate®	GI	Sucralfate	Ulcerative colitis
Coolsculpting®	Medical Aesthetics	Medical device	Body contouring
Estrace® Cream	Women's Health	Estradiol	Hormone therapy
Juvederm® Collection	Facial Aesthetics	Hyaluronic acid	Fillers
Kybella®/Belkyra®	Facial Aesthetics	Deoxycholic acid	Submental fullness
Linzess®/Constella®	GI	Linaclotide	Irritable bowel syndrome
Lo Loestrin®	Women's Health	Ethinyl estradiol and norethindrone	Oral contraceptive
Lumigan®/Ganfort®	Eye Care	Bimatoprost	Prostaglandin analogue
Namenda XR®	Central Nervous System ("CNS")	Memantine HCl	Dementia
Namzaric®	CNS	Memantine HCl	Dementia
Ozurdex®	Eye Care	Dexamethasone	Intravitreal eye implant
Restasis®	Eye Care	Cyclosporine	Topical immunomodulator
True Tear ™	Eye Care	Medical device	Dry eye
Viberzi®	GI	Eluxadoline	Irritable bowel syndrome
Viibryd®/Fetzima®	CNS	Vilazodone HCl/Levomilnacipran	Major depressive disorders
Vraylar™	CNS	Cariprazine HCl	Schizophrenia, bipolar mania
Zenpep®	GI	Pancrelipase	Exocrine pancreatic insufficiency

Our portfolio of products also includes eye drops including Optive and Refresh.

US Specialized Therapeutics

Our US Specialized Therapeutics business offers certain of our branded products within the U.S., including Medical Aesthetics, Medical Dermatology, Eye Care and Neuroscience and Urology therapeutic products. Net revenues in our US Specialized Therapeutics segment were $6,803.6 million, $5,811.7 million, and $4,309.8 million or approximately 42.7%, 39.9%, and 34.0% of our total net revenues, in the years ended December 31, 2017, 2016, and 2015, respectively. Revenues within this segment include revenues that were distributed through the Anda Distribution business to third party customers through October 3, 2016.

US Specialized Therapeutics Strategy

Our US Specialized Therapeutics business is focused on maintaining a leading position in the therapeutic areas in which we participate within the U.S. market. Our sales and marketing efforts focus on targeted activities, including direct-to-consumer advertising to increase consumer awareness of our products and also to engage specialty physicians and surgeons through our sales professionals and other programs to ensure they are fully informed about our product offerings. For reimbursed products, we also contract with payors to ensure that our products are widely available to patients.

US General Medicine

Our US General Medicine business is focused on newly developed pharmaceutical products, which are normally patented or have market exclusivity. These patented and off-patent trademarked products are branded pharmaceutical products, and as a result of patents or other market exclusivity, are generally offered by a single provider when first introduced to the market. We market a number of branded products to physicians, hospitals, and other customers that we serve as well as the end patient.

Net revenues in our US General Medicine segment were $5,796.2 million, $5,923.9 million, and $6,338.4 million, or approximately 36.4%, 40.7%, and 50.0% of our total net revenues, in the years ended December 31, 2017, 2016, and 2015, respectively. Revenues within this segment include revenues that were distributed through the Anda Distribution business to third party customers through October 3, 2016.

US General Medicine Strategy

We market our branded products through our active sales professionals in the United States. Our sales and marketing efforts focus on both general practitioners and specialty physicians who specialize in the diagnosis and treatment of particular medical conditions.  We also conduct targeted activities, including direct-to-consumer advertising to increase consumer awareness of our products. We believe that our current sales force structure gives us a competitive advantage in launching and promoting products due to our ability to reach a larger target audience of both general practitioners and specialists. For reimbursed products, we also contract with payors to ensure that our products are widely available to patients.

International

Our International segment offers a wide array of branded and aesthetics products outside of the United States. Net revenues in our International segment were $3,319.5 million, $2,881.3 million, and $2,187.3 million, or approximately 20.8%, 19.8% and 17.2% of our total net revenues, in the years ended December 31, 2017, 2016, and 2015, respectively.

International Strategy

Our International business is focused on maintaining a leading position by offering a consistent and reliable supply of quality branded and aesthetic products in key markets. We have maintained an ongoing effort to enhance efficiencies and reduce costs in our manufacturing operations.

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

As of December 31, 2017, we conducted the majority of our branded drug delivery R&D activities in Irvine, California. We are presently developing a number of products through a combination of internal and collaborative programs.

As of December 31, 2017, we are developing a number of products, some of which utilize novel drug delivery systems, through a combination of internal and collaborative programs including the following:

Product	Therapeutic Area	Indication	Expected Launch Year	Phase
Esmya	Women's Health	Uterine Fibroids	2018	Review
Cariprazine	CNS	Bipolar Depression	2019	III
Ubrogepant	CNS	Acute Migraine	2020	III
Abicipar	Eye Care	Age Related Macular Degeneration	2020	III
Bimatoprost SR	Eye Care	Glaucoma	2020	III
Rapastinel	CNS	Depression	2021	III
Cenicriviroc	Gastrointestinal	NASH	2021	III
Relamorelin	Gastrointestinal	Gastroparesis	2023	III
Pilo/Oxy	Eye Care	Presbyopia	2021	II
RORyT	Medical Aesthetics	Psoriasis	2022	II
Atogepant	CNS	Migraine Prevention	2022	II
Abicipar	Eye Care	Diabetic Macular Edema	2023	II
Brazikumab	Gastrointestinal	Crohn's Disease	2024	II
Botox	Medical Aesthetics	Platysma/Masseter	2025/2023	II
Brazikumab	Gastrointestinal	Ulcerative Colitis	2025	I

We also have a number of products in development as part of our life-cycle management strategy for our existing product portfolio.

Financial Information About Segments and Geographic Areas

The Company evaluates segment performance for its three operating segments based on segment contribution. Segment contribution for our segments represents net revenues less cost of sales (defined below), selling and marketing expenses, and select general and administrative expenses. Included in segment revenues for 2015 and 2016 are product sales that were sold through the Anda Distribution business once the Anda Distribution business had sold the product to a third-party customer. These sales are included in segment results and are reclassified into revenues from discontinued operations through a reduction of Corporate revenues which eliminates the sales made by the Anda Distribution business through October 3, 2016 from results of continuing operations.  Cost of sales for these products in discontinued operations is equal to our average third party cost of sales for third party branded products distributed by Anda Distribution. The Company does not evaluate the following items at the segment level:

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
•

Other select revenues and operating expenses including R&D expenses, amortization, In-process Research and Development (“IPR&D”) impairments and asset sales and impairments, net as not all such information has been accounted for at the segment level, or such information has not been used by all segments.

The Company defines segment net revenues as product sales and other revenue derived from branded products or licensing agreements.

Cost of sales within segment contribution includes standard production and packaging costs for the products we manufacture, third-party acquisition costs for products manufactured by others, profit-sharing or royalty payments for products sold pursuant to licensing agreements and finished goods inventory reserve charges.  Cost of sales included within segment contribution does not include non-standard production costs, such as non-finished goods inventory obsolescence charges, manufacturing variances and excess capacity utilization charges, where applicable. Cost of sales does not include amortization or impairment costs for acquired product rights or other acquired intangibles.

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

Customers

In US Specialized Therapeutics, US General Medicine and International operations, we sell our brand and aesthetic pharmaceutical products primarily to drug wholesalers, retailers and distributors, including national retail drug and food store chains, hospitals, clinics, mail order retailers, government agencies and managed healthcare providers such as health maintenance organizations and other institutions.  Certain medical aesthetic products and devices are also sold directly to physicians.

Sales to certain of our customers within the U.S. and Canada accounted for 10% or more of our annual revenues during the past three years. The following table illustrates customers and the respective percentage of revenues which they comprised in each of the last three years:

Customer	2017	2016	2015
McKesson Corporation	23%	23%	27%
Cardinal Health, Inc.	19%	18%	20%
AmerisourceBergen Corporation	19%	18%	19%

Our significant customers comprise a large part of the distribution network for pharmaceutical products in North America. As a result, a small number of large wholesaler distributors control a significant share of the market for our products. No other countries outside the U.S. and Canada had 10% or more of global sales.

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

For the full-year 2017, our net price increases on U.S. products averaged 1.9 percent (list price increases averaged 7.6 percent).

Manufacturing, Suppliers and Materials

As of December 31, 2017, we manufactured many of our own finished products at our plants.  We have major manufacturing sites in:

Location	State / Country
Liege	Belgium
Guarulhos	Brazil
Dublin	California / USA
San Jose	California / USA
San Jose	Costa Rica
Pringy	France
Weiterstadt*	Germany
Dublin	Ireland
Galway	Ireland
Westport	Ireland
Branchburg	New Jersey / USA
Cincinnati	Ohio / USA
Waco	Texas / USA
*The Weiterstadt facility is expected to close by the end of 2018.

We also have development and manufacturing capabilities for raw material and active pharmaceutical ingredients (“API”) and intermediate ingredients to support our R&D internal product development efforts in our California location.

Our manufacturing operations are subject to extensive regulatory oversight and could be interrupted at any time. Refer to Legal Matters in “NOTE 24 — Commitments and Contingencies” in the accompanying “Notes to the Consolidated Financial Statements” in this document.

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

Furthermore, we obtain a significant portion of our raw materials from foreign suppliers. Arrangements with international raw material suppliers are subject to, among other things, FDA regulation, customs clearance, various import duties, foreign currency risk and other government clearances. Acts of governments outside the U.S. may affect the price or availability of raw materials needed for the development or manufacture of our products. In addition, any changes in patent laws in jurisdictions outside the U.S. may make it increasingly difficult to obtain raw materials for R&D prior to the expiration of the applicable U.S. or foreign patents. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our Business — If we are unable to obtain sufficient supplies of raw materials, our ability to deliver our products to the market may be impeded.” and — “The supply of APIs into Europe may be negatively affected by recent regulations promulgated by the European Union.” in this document.

Patents and Proprietary Rights

We believe patent protection of our proprietary products is important to our products. Our success with our branded products will depend, in part, on our ability to obtain, and successfully defend if challenged, patent or other proprietary protection for such products. We currently have a number of U.S. and foreign patents issued or pending. However, the issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. Accordingly, our patents may not prevent other companies from developing similar or functionally equivalent products or from successfully challenging the validity of our patents. If our patent applications are not allowed or, even if allowed, if such patents are circumvented or not upheld in a court of law or in administrative proceedings, including oppositions, re-examinations or inter partes review (“IPR”), our ability to competitively market our patented products and technologies may be significantly reduced. Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by competitors, in which case our ability to commercially market these products may be diminished. For example, in October 2017, the U.S. District Court for the Eastern District of Texas issued an adverse trial decision finding that the four asserted patents covering our Restasis® (Cyclosporine Ophthalmic

Emulsion) 0.05% product are invalid.  From time to time, we may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market our products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially market such products may be inhibited or prevented. In addition, patents covering, for example, Actonel® (certain indications), Aczone® 5%, Androderm®, Botox® (for hyperhidrosis), Carafate®, Estrace® Cream, Femhrt®, INFed® and Namenda® (IR) products have expired and we have no further patent protection on these products.  Generic versions of our Minastrin® product entered the market during 2017 pursuant to settlement agreements previously entered into.  Generic Aczone® 5% entered the market in October 2017.  Generic Estrace® entered the market in January 2018.

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

We may find it necessary to initiate litigation to enforce our patent and trademark rights, to protect our trade secrets or know-how or to determine the scope and validity of the proprietary rights of others. Litigation concerning patents, trademarks, copyrights and proprietary technologies can often be protracted and expensive and, as with litigation generally, the outcome is inherently uncertain.

Litigation alleging infringement of patents, trademarks, copyrights or other intellectual property rights may be costly and time consuming. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our Business — Third parties may claim that we infringe their proprietary rights and may prevent us from manufacturing and selling some of our products.” and Legal Matters in “NOTE 24 — Commitments and Contingencies” in the accompanying “Notes to the Consolidated Financial Statements” in this document.

Government Regulation and Regulatory Matters

The following discussion focuses on key markets to the Company’s overall business.

United States

All U.S.pharmaceutical manufacturers, including Allergan, are subject to extensive, complex and evolving regulation by the federal government, principally the FDA, and to a lesser extent, by the U.S. Drug Enforcement Administration (“DEA”), Occupational Safety and Health Administration and state government agencies, as well as by various regulatory agencies in foreign countries where our products or product candidates are being manufactured and/or marketed. The Federal Food, Drug and Cosmetic Act (“FFDCA”), the Controlled Substances Act and other federal statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products. In our international markets, the approval, manufacture and sale of pharmaceutical products is similar to the United States with some variations dependent upon local market dynamics.

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

All applications for FDA approval must contain information relating to product formulation, raw material suppliers, stability, manufacturing processes, packaging, labeling and quality control. We file a New Drug Application (“NDA”) when we seek approval for drugs with active ingredients and/or with dosage strengths, dosage forms, delivery systems or pharmacokinetic profiles that have not been previously approved by the FDA. Generally, NDAs are filed for new chemical entities or for a new dosage form of previously approved drugs.

For innovative or non-generic new drugs, a FDA-approved NDA is required before the drug may be marketed in the United States. The NDA must contain data to demonstrate that the drug is safe and effective for its intended uses and that it will be manufactured to appropriate quality standards. In order to demonstrate safety and effectiveness, a NDA generally must include or reference pre-clinical studies and clinical data from controlled trials in humans. For a new chemical entity, this generally means that lengthy, uncertain and rigorous pre-clinical and clinical testing must be conducted. For compounds that have a record of prior or current use, it may be possible to utilize existing data or medical literature and limited new testing to support a NDA. Any pre-clinical testing that we wish to rely upon for FDA action must comply with the FDA’s good laboratory practice and other requirements. Clinical testing in human subjects must be conducted in accordance with the FDA’s good clinical practice and other requirements. In order to initiate a clinical trial, the sponsor must submit an Investigational New Drug Application (“IND”) to the FDA or meet one of the narrow exemptions that exist from the IND requirement.

The FDA has the authority to either approve or not approve NDAs, and if an application is not approved, additional data (clinical, non-clinical, manufacturing or quality data, among other types of data) is generally required. In addition, the FDA may approve a NDA subject to post-approval studies or monitoring requirements, or require that other risk management measures be utilized when the product is commercialized. There are also requirements to conduct pediatric trials for all new NDAs and supplements to NDAs for pharmaceutical products that may be used in the pediatric patient population, unless a waiver or deferral applies.

Once approved, the NDA is subject to life-cycle management regulations (for example, annual reports) in order to maintain product registrations. A Supplemental New Drug Application (“sNDA”) is required for changes that require FDA evaluation and/or approval prior to implementation, including the transfer of certain products from one manufacturing site to another, a change in API supplier, or a new indication or dosage form. In addition, a change in the manufacturing site for certain products may only be approved once new bioequivalency studies are conducted or other requirements are satisfied. In addition, the FDA may require post-marketing studies.

To obtain FDA approval of NDAs and sNDAs, our manufacturing procedures and operations must conform to FDA quality system and control requirements generally referred to as current Good Manufacturing Practices (“cGMP”), as defined in Title 21 of the U.S. Code of Federal Regulations, and cGMP must be adhered to throughout the life-cycle of a product, as these regulations encompass all aspects of the production process from receipt and qualification of components to distribution procedures for finished products. cGMP standards are evolving standards; thus, we must continue to expend substantial time, money and effort in all production and quality control areas to maintain compliance with these standards. The evolving and complex nature of regulatory requirements, the broad authority and discretion of the FDA, and the generally high level of regulatory oversight results in the continuing possibility that we may be adversely affected by regulatory actions despite our efforts to maintain compliance with regulatory requirements.

We are subject to the periodic inspection of our facilities, procedures and operations and/or the testing of our products by the FDA, the DEA and other health authorities, which conduct periodic inspections to assess compliance with applicable regulations. In addition, in connection with its review of our applications for new products, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes comply with cGMP and other FDA regulations. Among other things, the FDA may withhold approval of NDAs, sNDAs, or other product applications of a facility if deficiencies are found at that facility. Vendors that supply finished products or components to us that we use to manufacture, package and label products are subject to similar regulation and periodic inspections.

Following such inspections, the FDA may issue notices on Form 483 and Warning Letters that may require us to modify certain activities identified during the inspection. A Form 483 notice may be issued at the conclusion of a FDA inspection and lists issues the FDA investigators believe may violate cGMP or other FDA regulations. FDA guidelines specify that a Warning Letter be issued only for violations of “regulatory significance” for which the failure to adequately and promptly address the correction to the satisfaction of the FDA may be expected to result in an enforcement action.

Failure to comply with FDA and other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of NDAs or other product application enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Although we have internal compliance programs, if these programs do not meet regulatory agency standards or if our compliance is deemed deficient in any significant way, it could have a material adverse effect on our business. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our Business — Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.” in this document. The FDA can also significantly delay the approval of any pending NDA or other regulatory submissions under the Fraud, Untrue Statements of Material Facts, Bribery and Illegal Gratuities Policy Act.

Medical Devices

Medical devices are subject to regulation by the FDA, state agencies and foreign government health agencies in the United States. FDA regulations, as well as various U.S. federal and state laws, govern the development, clinical testing, manufacturing, labeling, record keeping and marketing of medical device products. Our medical device product candidates, including our breast implants, must undergo rigorous clinical testing and an extensive government regulatory clearance or approval process prior to sale in the United States and other countries. The lengthy process of clinical development and submissions for approvals, and the continuing need for compliance with applicable laws and regulations, require the expenditure of substantial resources. Regulatory clearance or approval, when and if obtained, may be limited in scope, and may significantly limit the indicated uses for which a product may be marketed. Approved products and their manufacturers are subject to ongoing review, and discovery of previously unknown problems with products may result in restrictions on their manufacture, sale, use or their withdrawal from the market.

Our medical device products are subject to extensive regulation by the FDA in the United States. Unless an exemption applies, each medical device we market in the United States must have a 510(k) clearance or a Premarket Approval Application (“PMA”) in accordance with the FFDCA and its implementing regulations. The FDA classifies medical devices into one of three classes, depending on the degree of risk associated with each medical device and the extent of controls that are needed to ensure safety and effectiveness. Devices deemed to pose a lower risk are placed in either Class I or Class II, and devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or a device deemed to be not substantially equivalent to a previously cleared 510(k) device, are placed in Class III.   In general, a Class III device cannot be marketed in the United States unless the FDA approves the device after submission of a PMA application, and any changes to the device subsequent to initial FDA approval must also be reviewed and approved by the FDA. The majority of our medical device products, including our breast implants, are regulated as Class III medical devices.   A Class III device may have significant additional obligations imposed in its conditions of approval, and the time in which it takes to obtain approval can be long. Compliance with regulatory requirements is assured through periodic, unannounced facility inspections by the FDA and other regulatory authorities, and these inspections may include the manufacturing facilities of our subcontractors or other third party manufacturers. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions: warning letters or untitled letters; fines, injunctions and civil penalties; recall or seizure of our products; operating restrictions, partial suspension or total shutdown of production; refusing our request for 510(k) clearance or PMA approval of new products; withdrawing 510(k) clearance or PMAs that are already granted; and criminal prosecution.

A clinical trial is almost always required to support a PMA application and is sometimes required for a 510(k) premarket notification. Clinical trials generally require submission of an application for an investigational device exemption, which must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound, as well as approval by the FDA and the Institutional Review Board (“IRB”) overseeing the trial. The results of clinical testing may not be sufficient to obtain approval of the applicable device.

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

Other Regulatory Requirements Applicable to Our Business

The FDA imposes a number of complex regulatory requirements on entities that advertise and promote pharmaceutical products and medical devices, including, but not limited to, standards and regulations for direct-to-consumer advertising, “off-label” promotion, industry-sponsored scientific and educational activities, and promotional activities including internet marketing. Pharmaceutical products and medical devices can only be marketed for indications approved or cleared by the FDA. Failure to comply with these regulations can result in penalties, the issuance of warning letters directing a company to correct deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA, and federal and state civil and criminal investigations and prosecutions.

U.S. government reimbursement programs include Medicare, Medicaid, TriCare, and State Pharmaceutical Assistance Programs established according to statute, government regulations and policy. Federal law requires all pharmaceutical manufacturers, as a condition of having their products receive federal reimbursement under Medicaid and Medicare Part B, to pay rebates to state Medicaid programs on units of their pharmaceuticals that are dispensed to Medicaid beneficiaries. With enactment of the Patient Protection and Affordable Care Act (“ACA”), as amended manufacturer rebate liability for brand drugs increased from 15.1% to 23.1% of the Average Manufacturer Price, or the difference between the Average Manufacturer Price and the drug’s Best Price (i.e., the lowest net sales price to a non-government customer during a specified period), whichever is greater. In some states, supplemental rebates are required as a condition of including the manufacturer’s drug on the state’s Preferred Drug List.

The ACA prescribed that the coverage gap phase of the Medicare Part D benefit be closed such that by 2020, beneficiaries will pay co-insurance of 25% (or co-payment equivalents) of the cost of prescription drugs dispensed to them under their applicable Medicare Part D plans, until they reach the catastrophic phase of the Medicare Part D benefit.  As such, the coverage gap or “donut hole” will be effectively closed beginning in the 2020 plan year.  The cost of closing the donut hole is being borne in part by brand drug companies as well as Medicare Part D plan sponsors and the federal government. Beginning in 2011, brand drug manufacturers were required to provide a 50% discount on their drugs while beneficiaries are in the coverage gap. Additionally, beginning in 2013, the government/Medicare Part D plan sponsors began providing additional subsidies for brand name drugs bought by seniors who enter the coverage gap. When the government/sponsor share, which started at 2.5%, but increases to 25% by 2020, the combined industry discounts and government subsidies will add up to 75% of brand name drug costs.  On February 9, 2018, Congress enacted a new budget resolution that contains new requirements relating to Medicare and Medicaid that may have financial implications for the Company.  We are currently evaluating the financial impact of these new requirements on our operations.

On January 21, 2016, the Centers for Medicare and Medicaid Services issued final rules on the calculation of AMP, Best Price and Unit Rebate Amounts for the Medicaid program; the final rule took effect in April 2016 (for most provisions).  Allergan has implemented the required changes to its Medicaid rebate calculations, effective with its Q2 2016 submissions.

The ACA also expanded the government’s 340B drug discount program by increasing the category of entities qualified to participate in the program and benefit from its deeply discounted drug pricing.  The ACA obligates the Health Resources and Services Administration (HRSA), which administers the 340B program, to update the Pharmaceutical Pricing Agreement, which each manufacturer must sign to participate in the 340B program, to require each manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug product available to any other purchaser at any price, and to report the ceiling prices for its drugs to the government.  HRSA issued this update in late 2016 and the Company subsequently signed and executed an amendment to our agreement.  In addition, on January 5, 2017, HRSA finalized regulations that, among other things, implement rules regarding civil monetary penalties for knowing and intentional overcharges of 340B covered entities by pharmaceutical manufacturers; these rules currently are scheduled to become effective on July 1, 2018.

In connection with the commercialization of our products, we have obtained authorization to receive reimbursement at varying levels for the cost of certain products and related treatments from government authorities and private health insurers and other organizations, such as Health Maintenance Organizations (“HMOs”) and Managed Care Organizations (“MCOs”).

Additionally, we may in the future, and have in the past, received requests for information, sometimes in the form of civil investigative demands or subpoenas, from the U.S. Federal Trade Commission (“FTC”) and the European Competition Commission, and are subject to ongoing FTC and European Competition Commission investigations.  Any adverse outcome of these types of investigations or actions could have a material adverse effect on our business, results of operations, financial condition and cash flows. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our Business—Federal regulation of arrangements between manufacturers of branded and generic products could adversely affect our business.” Also refer to Legal Matters in “NOTE 24 — Commitments and Contingencies” in the accompanying “Notes to the Consolidated Financial Statements” in this document.

As part of the Medicare Prescription Drug and Modernization Act of 2003 (“MMA”), companies are required to file with the FTC and the Department of Justice certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of brand drugs. This requirement could affect the manner in which drug manufacturers resolve intellectual property litigation and other disputes with competitor pharmaceutical companies, and could result generally in an increase in private-party litigation against pharmaceutical companies. The impact of this requirement, and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers, is uncertain and could adversely affect our business. For example, in January 2009, the FTC and the State of California filed a lawsuit against us alleging that our settlement with Solvay related to our Abbreviated New Drug Application (“ANDA”) for a generic version of Androgel® is unlawful. Beginning in February 2009, several private parties purporting to represent various classes of plaintiffs filed similar lawsuits. Those lawsuits, as well as additional suits challenging the validity of our settlements related to Asacol®, Namenda® and Loestrin® 24 and generic versions of Actos®, Cipro®, and Lidoderm®, remain pending.  Refer to Legal Matters in “NOTE 24 — Commitments and Contingencies” in the accompanying “Notes to the Consolidated Financial Statements” in this document.

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

European Union

We encounter similar regulatory and legislative issues in most other countries, including countries that are members of the European Union (the “EU”). Pharmaceutical manufacturers are regulated in the EU by the European Medicines Agency (the “EMA”) and national health authorities. All manufacturers are required to submit medicinal products, including generic versions of previously approved products and new strengths, dosages and formulations of previously approved products, to the EMA and its member states for review and marketing authorization before such products are placed on the market in the EU.

Marketing authorizations are granted to applicants after the relevant health authority issues a positive assessment of quality, safety and efficacy of the product. In order to receive such assessment, applicants must submit applications, which must contain the results of pre-clinical tests, pharmaceutical tests, and clinical trials with respect to originator products. All of these tests or trials must be conducted in accordance within European regulations and must allow the reviewing body to evaluate the quality, safety and efficacy of the medicinal product.

In addition to obtaining marketing authorization for each product, all member states require that a manufacturer’s facilities obtain approval from the national authority. The EU has a code of good manufacturing practices that each manufacturer must follow and comply with. Regulatory authorities in the EU may conduct inspections of the manufacturing facilities to review procedures, operating systems and personnel qualifications. Refer to “ITEM 1A. — RISK FACTORS — Risks Related to Our Business — The supply of APIs into Europe may be negatively affected by recent regulations promulgated by the European Union.” in this document.

In the EU, member states regulate the pricing of pharmaceutical products, and in some cases, the formulation and dosing of products. This regulation is handled by individual member state national health services. These individual regulatory bodies can result in considerable price differences and product availability among member states. The implementation of tendering systems for the pricing of pharmaceuticals in several countries generally impacts drug pricing; generally “tendering” refers to a system that requires bids to be submitted to the government by competing manufacturers to be the exclusive, or one of a few, supplier(s) of a product in a particular country.

Further, faced with major budget constraints, many European countries have resorted to price cuts that affect both innovative and generic pharmaceuticals. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our Business—Global economic conditions could harm us.” in this document.

Medical device products that are marketed in the European Union must comply with the requirements of the Medical Device Directive (the “MDD”), as implemented in the national legislation of the European Union member states. The MDD, as implemented, provides for a regulatory regime with respect to the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices to ensure that medical devices marketed in the European Union are safe and effective for their intended uses. Medical devices that comply with the MDD, as implemented, are entitled to bear a Conformité Européenne (“CE’) marking evidencing such compliance and may be marketed in the European Union. Failure to comply with these domestic and international regulatory requirements could affect our ability to market and sell our products in these countries.

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

Finally, Canada has reached a trade agreement with the European Union (“CETA”) in which it has implemented a form of patent term extensions and certain procedural amendments to the NOC Regulations. Canada is further involved in trade negotiations with ten Pacific countries (the “Comprehensive and Progressive Agreement for Trans-Pacific Partnership (CPTPP)”), which could lead to further changes to Canada’s intellectual property framework and affect our business.

Environmental Matters

We are subject to federal, state, and local environmental laws and regulations in the United States and abroad. Our environment, health and safety group monitors our operations around the world, providing us with an overview of regulatory requirements and overseeing the implementation of our standards for compliance. We believe that our operations comply in all material respects with applicable environmental laws and regulations in each jurisdiction where we have a business presence, and we periodically audit our manufacturing and R&D facilities for compliance with all federal, state and local environmental laws and regulations. Although we continue to make capital expenditures for environmental protection, we do not anticipate any significant expenditure in order to comply with such laws and regulations that would have a material impact on our earnings or competitive position. We are not aware of any pending litigation or significant financial obligations arising from current or past environmental practices that are likely to have a material adverse effect on our financial position. We cannot assure, however, that environmental problems relating to facilities owned or operated by us will not develop in the future, and we cannot predict whether any such problems, if they were to develop, could require significant expenditures on our part.

Climate change presents risks to our operations, including the potential for additional regulatory requirements and associated costs, and the potential for more frequent and severe weather events and water availability challenges that may impact our facilities and those of our suppliers. These potential risks are integrated into the Company’s business planning including investment in reducing energy, water use and greenhouse gas emissions. We cannot provide assurance that physical risks to our facilities and supply chain due to climate change will not occur in the future; however we do not believe these risks are material to our business at this time.

In addition, we are unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our Business — Our business will continue to expose us to risks of environmental liabilities.” in this document.

Seasonality

Consistent with the United States pharmaceutical industry, our business experiences seasonality, with the first quarter of each year typically being the lowest revenue quarter for our products.  In addition, our aesthetics products, including our breast aesthetics and Botox® cosmetic indications, have tended to be marginally higher during the second and fourth quarters, presumably in advance of the summer vacation and holiday seasons. Fluctuations of our sales are also impacted by the effect of promotional activity, which cause non-seasonal variability in sales trends.

Backlog

As a result of the extent of our supply chain, backlog of orders is not material to our business.

Employees

As of December 31, 2017, we had approximately 17,800 employees. Of our employees, approximately 2,200 were engaged to support R&D functions, 4,850 supported Cost of Goods Sold functions, 9,100 supported sales, marketing and distribution functions, and 1,650 supported administrative functions.

ITEM 1A.	RISK FACTORS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Any statements made in this report that are not statements of historical fact or that refer to estimated or anticipated future events are forward‑looking statements, as contemplated in the Private Securities Litgiation Reform Act of 1995.  We have based our forward‑looking statements on management’s beliefs and assumptions based on information available to our management at the time these statements are made.  Such forward‑looking statements reflect our current perspective of our business, future performance, existing trends and information as of the date of this filing.  These include, but are not limited to, our beliefs about future revenue and expense levels and growth rates, prospects related to our strategic initiatives and business strategies, including the integration of, and synergies associated with, strategic acquisitions, express or implied assumptions about government regulatory action or inaction, anticipated product approvals and launches, business initiatives and product development activities, assessments related to clinical trial results, product performance and competitive environment, and anticipated financial performance.

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

Global efforts towards health care cost containment continue to exert pressure on product pricing and market access. In many international markets, government-mandated pricing actions have reduced prices of patented drugs. Some countries may be subject to periods of financial instability or may have reduced resources to spend on healthcare or may be or will be in the future subject to economic sanctions, and our business in these countries may be disproportionately affected by these changes. In addition, the currencies of some countries may depreciate against the U.S. Dollar substantially and if the Company is unable to offset the impact of such depreciation, then the Company’s financial performance within such countries could be adversely affected.

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

As a result of these and other difficulties, products currently in development by us may or may not receive timely regulatory approvals necessary for marketing by us or other third‑party partners, or approvals at all.  This risk because of the uncertainties, higher costs and lengthy time frames associated with R&D of our proprietary products and the inherent unproven market acceptance of such products.  Our operating results and financial condition may fluctuate as the amount we spend to research and develop, promote, acquire or license new products, technologies and businesses changes. If any of our products or any products that we sell pursuant to license, distribution or similar agreements with third‑party partners are not approved in a timely manner or, when acquired or developed and approved, cannot be successfully manufactured or commercialized in a timely manner, our operating results could be adversely affected.  We cannot guarantee that any investment we make in developing products will be recouped, even if we are successful in commercializing those products.  Refer to “Our expenditures may not result in commercially successful products.”

Our expenditures may not result in commercially successful products.

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

We currently have products in various stages of development, including new opthamology, women’s health and CNS products, among others.  Such clinical trials are costly and may not result in successful outcomes.  The results of preclinical studies and early clinical studies may not be predictive of the results of later‑stage clinical studies.  Product candidates that have shown promising results in early‑stage clinical studies may still suffer significant setbacks in subsequent clinical studies.  There is a high rate of failure for products proceeding through clinical studies, and product candidates in later stages of clinical studies may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical studies.  Clinical studies may not proceed as planned or be completed on schedule, if at all.  The rate of completion of clinical trials is significantly dependent upon a number of factors, including the rate of patient enrollment.  We may not be able to attract a sufficient number of sites or enroll a sufficient number of patients in a timely manner in order to complete clinical trials.  Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and our data may not provide adequate efficacy and safety information to obtain regulatory approval of our candidates.  We cannot be sure that our business expenditures, including but not limited to our expenditures related to internally developed products, our Esmya™ product, products acquired in past acquisitions, or products of our third‑party partners, among others, will result in the successful discovery, development or launch of branded products that will prove to be commercially successful or will improve the long‑term profitability of our business.  If such business expenditures do not result in successful discovery, development or launch of commercially successful branded products our results of operations and financial condition could be materially adversely affected.

If any of our major products become subject to problems, our business could be adversely affected.

We recorded direct product revenues of more than $500 million for the following pharmaceutical products:  Botox®, the Juvederm Collection, Linzess®/Constella®, Lumigan®/Ganfort®, Bystolic®/Byvalson®, and Alphagan®/Combigan® and Restasis®.  Those products and revenues accounted for 51.8% of our total revenues in 2017. These products, as well as our other major products, may become subject to problems such as loss of patent protection (if applicable), changes in prescription growth rates, material product liability litigation, unexpected side effects, regulatory proceedings, publicity affecting doctor or patient confidence, pressure from existing or new competitive products or changes in labeling, our results of operations and financial condition could be materially adversely affected.  For example, in October 2017, the U.S. District Court for the Eastern District of Texas issued an adverse trial decision finding that the four asserted patents covering Restasis® (Cyclosporine Ophthalmic Emulsion) 0.05% are invalid.  The case is currently on appeal; however, FDA may approve – and generics may attempt to launch – generic versions of Restasis® before the court of appeals has issued its decision in the appeal.

If generic products that compete with any of our branded pharmaceutical products are approved and sold, sales of our products will be adversely affected.

Generic equivalents for branded pharmaceutical products are typically sold at lower prices than the branded products. The regulatory approval process in the United States and European Union exempts generic products from costly and time-consuming clinical trials to demonstrate their safety and efficacy and rely instead on the safety and efficacy of prior products, manufacturers of generic products can invest far less in research and development.  After the introduction of a competing generic product, a significant percentage of the prescriptions previously written for the branded product are often written for the generic version.  In addition, legislation enacted in most U.S. states and Canadian provinces allows or, in some instances mandates, that a pharmacist dispense an available generic equivalent when filling a prescription for a branded product, in the absence of specific instructions from the prescribing physician.  Pursuant to the provisions of the Hatch‑Waxman Act, manufacturers of branded products often bring lawsuits to enforce their patent rights against generic products released prior to the expiration of branded products’ patents, but it is possible for generic manufacturers to offer generic products while such litigation is pending.  Refer to “If we are unable to adequately protect our technology or enforce our patents, our business could suffer.”  As a result, branded products typically experience a significant loss in revenues following the introduction of a competing generic product, even if subject to an existing patent.  Our branded pharmaceutical products are or may become subject to competition from generic equivalents because there is no proprietary protection for some of the branded pharmaceutical products we sell, because our patent protection expires or because our patent protection is not sufficiently broad or enforceable.  In addition, we may not be successful in our efforts to extend the proprietary protection afforded our branded products through the development and commercialization of proprietary product improvements.

In October 2017, the U.S. District Court for the Eastern District of Texas issued an adverse trial decision finding that the four asserted patents covering Restasis® (Cyclosporine Ophthalmic Emulsion) 0.05% are invalid.

Our Actonel® products no longer have patent protection in Canada or the Western European countries in which we sell these products, and Asacol® is not protected by a patent in the United Kingdom.  Our Actonel® once‑a‑month product lost U.S. patent protection in June 2014 (including a 6‑month pediatric extension of regulatory exclusivity) and generic versions of our Loestrin® 24 Fe product entered the market in January 2014 pursuant to settlement agreements previously entered into.  Generic versions of Namenda® (IR) tablets entered the U.S. market in July 2015 pursuant to settlement agreements previously entered into.  An authorized generic version of Asacol HD® entered the market in July 2016 pursuant to a settlement agreement previously entered into.   In addition, other products such as Estrace® Cream, Asacol® 400 mg, Aczone® 5%, Femhrt®, Latisse®, and Carafate® are not protected by patents in the United States where we sell these products.  Generic equivalents are currently available in Canada and Western Europe for Actonel® and in the United States for certain versions of our Femhrt® products, Femcon® Fe and certain other less significant products.

During the next few years, additional products of ours, including some of our large revenue drivers, like Aczone® 5%, Bystolic®, Canasa®, Delzicol®, Gelnique®, Namenda XR®, Pylera®, Rapaflo®, Saphris® and Viibryd®, will lose patent protection and/or likely become subject to generic or other competition.  Generic versions of our Canasa® product may enter the market as early as December 2018 or earlier pursuant to an agreement previously entered into.  Some of our products may also become subject to generic competition prior to the expiration of patent protection in the event a generic competitor elects to launch its generic equivalent product “at‑risk.”  For example, before the Court of Appeals for the Federal Circuit has reviewed Allergan’s appeal of a district court judgment of patent invalidity, Sandoz launched “at risk” a generic version of Latisse® in December 2016.  Competition from generic equivalents could result in a material impairment of our intangible assets or the acceleration of amortization on our non‑impaired intangible assets and may have a material adverse impact on our revenues, financial condition, results of operations and cash flows.

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

Our success with the branded products that we develop will depend, in part, on our ability to obtain patent protection for these products.  We currently have a number of U.S. and foreign patents issued and pending.  However, issuance of a patent is not conclusive evidence of its validity or enforceability.  We cannot be sure that we will receive patents for any of our pending patent applications or any patent applications we may file in the future, or that our issued patents will be upheld if challenged.  If our current and future patent applications are not approved or, if approved, our patents are not upheld in a court of law if challenged, it may reduce our ability to competitively utilize our patented products.  Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by our competitors, in which case our ability to commercially market these products may be diminished.  Patent disputes may be lengthy and a potential violator of our patents may bring a potentially infringing product to market during the dispute, subjecting us to competition and damages due to infringement of the competitor product.  Further, patents covering Aczone® 5%, Androderm®, Carafate®, Estrace® Cream, Femhrt®, INFed® and Namenda® (IR) products have expired and we have no further patent protection on these products.  As a result, generic versions of our Aczone® 5% product entered the market around October 2017 and generic versions of our Estrace® Cream product entered the market in January 2018.   During the next few years, additional products acquired pursuant to the Warner Chilcott Acquisition, the Forest Acquisition, and the Allergan Acquisition will lose patent protection and/or likely become subject to generic or other competition, including Bystolic®, Canasa®, Delzicol®, Gelnique®, Namenda XR®, Pylera®, Rapaflo®, Saphris® and Viibryd®.  Therefore, it is possible that a competitor may launch a generic version of any of these products at any time, which would result in a significant decline in that product’s revenue and profit.

Generic versions of our Loestrin® 24 Fe product entered the market in January 2014 pursuant to settlement agreements previously entered into; an authorized generic version of our Asacol® HD 800 mg product entered the market in August 2016 pursuant to an agreement previously entered into; our immediate release Namenda® product lost U.S. patent protection in 2015 and generic versions entered the market in July 2015 pursuant to agreements previously entered into; generic versions of our Minastrin® product which entered the market during March 2017 pursuant to settlement agreements previously entered into; and generic versions of our Canasa® product may enter the market as early as December 2018 pursuant to a settlement agreement previously entered into.  Some of our products, e.g., Delzicol®, Restasis®, and Combigan®, may also become subject to generic competition prior to the expiration of patent protection in the event a generic competitor is not enjoined and elects to launch its generic equivalent product “at risk.”

Generic competitors to our branded products may also challenge the validity or enforceability of the patents protecting our products or otherwise seek to circumvent them. Forest also recently brought actions against certain manufacturers of generic drugs for infringement of several patents covering our Byvalson®, Canasa®, Delzicol®, Linzess®, Fetzima®, Namenda XR®, Namzaric®, Pylera®, Saphris®, Savella®, Teflaro® and Viibryd® products.  Allergan recently brought actions against manufacturers of generic drugs in the United States for infringement of several patents covering our Aczone® 7.5%, Combigan®, Lastacaft®, Latisse®, and Restasis® products.  While we intend to vigorously defend these and other patents and pursue our legal rights, we can offer no assurance as to when the pending or any future litigation will be decided, whether such lawsuits will be successful or that a generic equivalent of one or more of our products will not be approved and enter the market.   In addition, patents covering our branded pharmaceutical products may be challenged in proceedings other than court proceedings, including IPR at the U.S. Patent Office.  In 2011, Congress amended the patent laws and created a new way to challenge the validity of patents:  the inter partes review.  IPR proceedings take place in the U.S. Patent Office and have both advantages and disadvantages when compared to district court proceedings.  Although IPR proceedings are limited to certain types of invalidity challenges, the U.S. Patent Office applies different standards that make it easier for challengers to invalidate patents.  Moreover, IPR proceedings generally take no more than 18 months, which means it is much faster than challenging a patent’s validity in a district court proceeding.  In addition, an IPR challenge can be mounted even after a patent has been upheld in court.  For example, Mylan has filed IPR challenges against our patents covering our Restasis® and Teoxane® products and recent filed IPR challenges against certain patents covering certain of our Juvederm® product.

In addition to patent protection, our business relies on our protection of other intellectual property rights, trade secrets, and other proprietary technologies.  We rely on trademark, copyright, trade‑secret protection, and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights.  The protection of our proprietary technology may require the expenditure of significant financial and managerial resources.  For example, in April 2017, Allergan brought an action for unfair competition, false advertising, dilution, conspiracy and infringement of Allergan’s JUVÉDERM trademarks in the U.S. District Court for the Central District of California against Dermavita Limited Partnership, Dima Corp. S.A. and KBC Media Relations LLC.  However, we may not be able to discover or determine the extent of any unauthorized use of our proprietary rights, and we may not be able to prevent third parties from misappropriating or infringing upon our proprietary rights.

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

If we are unable to obtain sufficient supplies of raw materials, our ability to deliver our products to the market may be impeded.

We are required to identify the supplier(s) of all the raw materials for our products in our applications with the FDA and regulatory agencies outside the United States.  To the extent practicable, we attempt to identify more than one API supplier in each drug application.  However, many raw materials, including API, are available only from a single source and, in many of our drug applications, only one supplier of raw materials has been identified, even in instances where multiple sources exist.  Some of these products have historically or may in the future account for a significant portion of our revenues, such as Botox®, our Juvederm® dermal filler family of products, Namenda®, Linzess® and Bystolic®.  Any failure by us to forecast demand for, or to maintain an adequate supply of, the raw materials could result in an interruption in the supply of certain products and a decline in sales of that product.  In addition, if our suppliers are unable to meet our manufacturing requirements, we may not be able to produce a sufficient amount of product in a timely manner, which could cause a decline in our sales.  From time to time, certain of our suppliers have experienced regulatory or supply‑related difficulties that have inhibited their ability to deliver raw materials to us, causing supply delays or interruptions.  The availability and prices of raw materials and supplies are subject to volatility and are influenced by worldwide economic conditions, speculative action, world supply and demand balances, inventory levels, availability of substitute materials, currency exchange rates, anticipated or perceived shortages, product contamination, among other factors.  To the extent any difficulties experienced by our suppliers cannot be resolved or extensions of our key supply agreements cannot be negotiated within a reasonable time and on commercially reasonable terms, or if raw materials for a particular product become unavailable from an approved supplier and we are required to qualify a new supplier with the FDA or other regulatory agency, or if we are unable to do so, our profit margins and market share for the affected product could decrease or be eliminated, as well as delay our development and sales and marketing efforts.  Such outcomes could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Although we are developing and executing a global risk management framework designed to identify, prioritize, mitigate and continuously monitor potential risks to raw material suppliers, including mitigation strategies such as holding safety stock of raw materials and developing additional sources for sole- or single- sourced raw materials, there is no guarantee that these strategies will be successful and will be able to mitigate any material adverse effect on our business, results of operations, financial condition and cash flows.

In addition, our manufacturing sites outside of the United States and our arrangements with foreign suppliers are subject to certain additional risks, including the availability of government clearances, export duties, political instability, war, acts of terrorism, currency fluctuations and restrictions on the transfer of funds.  Arrangements with international raw material suppliers are subject to, among other things, FDA and foreign regulatory body regulation, customs clearances, various import duties and other government clearances, as well as potential shipping delays due to inclement weather, political instability, strikes or other matters outside of our control.  Acts of governments outside the U.S. may affect the price or availability of raw materials needed for the development or manufacture of our products.  In addition, changes in patent laws in jurisdictions outside the U.S. may make it increasingly difficult to obtain raw materials for R&D prior to the expiration of the applicable U.S. or foreign patents.

Disruption in global trade could prevent us from getting our product to market.

Allergan relies on global trade channels to supply product to the United States and other countries around the world.    For example, manufacturing of Botox®, Bystolic® and Linzess® is exclusively performed in Ireland, and manufacturing of our Juvederm® dermal filler family of products is exclusively performed in France.  Global trade is subject to certain additional risks, including the availability of government clearances, export duties, political instability, war, acts of terrorism, currency fluctuations and restrictions on the transfer of funds.  For example, we obtain a significant portion of our raw materials from suppliers that are not in the same country as the manufacturing plant that uses them.  Arrangements with international raw material suppliers are subject to, among other things, FDA and other regulatory body regulation, customs clearances, various import duties and other government clearances, as well as potential shipping delays due to inclement weather, political instability, strikes or other matters outside of our control.  Acts of governments may affect the price or availability of raw materials needed for the development or manufacture of our products.  In addition, recent changes in patent laws in jurisdictions outside the U.S. may make it increasingly difficult to obtain raw materials for R&D prior to the expiration of the applicable U.S. or foreign patents.

The design, development, manufacture and sale of our products involves the risk of product liability claims by consumers and other third parties, and insurance against such potential claims is expensive and may be difficult to obtain.

The design, development, manufacture and sale of our products involves an inherent risk of product liability claims and the associated adverse publicity.  For example, the Company is subject to approximately 160 legal actions asserting product liability claims relating to the use of Celexa® or Lexapro®.  These cases include claims that Celexa® or Lexapro® caused various birth defects. While we believe there is no merit to these cases, litigation is inherently subject to uncertainties and we may be required to expend substantial amounts in the defense or resolution of certain of these matters.  We regularly monitor the use of our products for trends or increases in reports of adverse events or product complaints, and regularly report such matters to the FDA.  In some, but not all cases, an increase in adverse event reports may be an indication that there has been a change in a product’s specifications or efficacy.  Such changes could lead to a recall of the product in question or, in some cases, increases in product liability claims related to the product in question.  If the coverage limits for product liability insurance policies are not adequate or if certain of our products are excluded from coverage, a claim brought against us, whether covered by insurance or not, could have a material adverse effect on our business, results of operations, financial condition and cash flows.  We also rely on self‑insurance to cover product liability claims, and these claims may exceed amounts we have reserved under our self‑insurance program.

We are also subject to a variety of other types of claims, proceedings, investigations and litigation initiated by government agencies or third parties.  These include compliance matters, product regulation or safety, taxes, employee benefit plans, employment discrimination, health and safety, environmental, antitrust, customs, import/export, government contract compliance, financial controls or reporting, intellectual property, allegations of misrepresentation, false claims or false statements, commercial claims, claims regarding promotion of our products and services, or other similar matters.  For example, consumer groups and certain plaintiffs have alleged that certain uses of Botox®, including “off-label” uses, have caused patient injuries and death and have further failed to adequately warn patients of the risks relating to Botox® use.  From time to time reports related to the quality and safety of breast implant devices are published, including reports that have suggested a possible association between anaplastic large cell lymphoma and breast implants, as well as negative reports from regulatory authorities in Europe related to a breast implant manufacturer that is not affiliated with the Company.  In addition, government investigations related to the use of products, but not the efficacy themselves, may cause reputational harm to the Company.  Negative publicity, whether accurate or inaccurate, about the efficacy, safety or side effects of our products or product categories, whether involving us or a competitor, could materially reduce market acceptance to our products, cause consumers to seek alternatives to our products, result in product withdrawals and cause our stock price to decline.  Negative publicity could also result in an increased number of product liability claims, whether or not these claims have a basis in scientific fact.  Any such claims, proceedings, investigations or litigation, regardless of the merits, might result in substantial costs, restrictions on product use or sales, or otherwise injure our business.

Our business could suffer as a result of manufacturing difficulties or delays.

The manufacture of our pharmaceutical products and product candidates requires precise manufacturing process controls, API that conforms to very tight tolerances for specific characteristics and equipment that operates consistently within narrow performance ranges.  Manufacturing complexity, testing requirements, and safety processes combine to increase the overall difficulty of manufacturing these products and resolving manufacturing problems that we may encounter.

Our manufacturing and other processes utilize sophisticated equipment, which sometimes require a significant amount of time to obtain and install.  Our business could suffer if certain manufacturing or other equipment, or a portion or all of our facilities were to become inoperable for a period of time.  This could occur for various reasons, including catastrophic events such as earthquake, monsoon, hurricane or explosion, unexpected equipment failures or delays in obtaining spare parts, contamination by microorganisms or viruses, labor disputes or shortages, contractual disputes with our suppliers and contract manufacturers, as well as construction delays or defects and other events, both within and outside of our control.  We manufacture certain products, including Botox®, our Juvederm® dermal filler family of products, Linzess® and Bystolic®, at a single Allergan facility.  Additionally, we expect to continue to rely on our third party manufacturing partners, such as Teva for Lo Loestrin® and Patheon for Viberzi®, that utilize single manufacturing facilities.  Therefore, a significant disruptive event at certain manufacturing facilities or sites could materially and adversely affect our business and results of operations as noted with our supply interruption with Avycaz® in 2016. In the event of a disruption, we may need to build or locate replacement facilities as well as seek and obtain the necessary regulatory approvals for these facilities. Our inability to timely manufacture any of our significant products could have a material adverse effect on our results of operations, financial condition and cash flows.

Manufacturing processes at Allergan-owned facilities and those of our third party contract manufacturers must undergo a potentially lengthy regulatory approval process by the FDA and/or equivalent agencies in other countries.  It can take longer than five years to build, validate and license a new manufacturing plant and it can take longer than three years to qualify and license a new contract manufacturer.  If regulatory authorities determine that we or our third party contract manufacturers or certain of our third party service providers have violated regulations or if they restrict, suspend or revoke our prior approvals, they could prohibit us from manufacturing our products or conducting clinical trials or selling our marketed products until we or the affected third party contract manufacturers or third party service providers comply, or indefinitely.  Because our third party contract manufacturers and certain of our third party service providers are subject to the FDA and foreign regulatory authorities, alternative qualified third party contract manufacturers and third party service providers may not be available on a timely basis or at all.  Although we have launched a global manufacturing business continuity program to reduce the potential for manufacturing difficulties or delays and reduce the severity of a disruptive event, under which program manufacturing sites identify and develop temporary workarounds for manufacturing processes that may be disrupted with the aim of reducing the risk and severity of a disruptive event, there is no guarantee that this program will be successful, and if we or our third party contract manufacturers or third party service providers cease or interrupt production or if our third party contract manufacturers and third party service providers fail to supply materials, products or services to us, we may experience delayed shipments, supply constraints, stock outs and/or recalls of our products.

Our business could suffer as a result of failure of our R&D program or the failure of our product pipeline to produce successful prodoucts.

The discovery and development of safe, effective new products, as well as the development of additional uses for existing products, are necessary for the continued strength of our businesses. Our product lines must be replenished over time in order to offset revenue losses when products lose their market exclusivity, as well as to provide for earnings growth. Our growth potential depends in large part on our ability to identify and develop new products or new indications for existing products that address unmet medical needs and receive reimbursement from payers, either through internal R&D or through collaborations, acquisitions, joint ventures or licensing or other arrangements with third parties. However, balancing current growth, investment for future growth and the delivery of shareholder return remains a major challenge. The average costs of product development continue to rise, as do the regulatory requirements in many therapeutic areas, which may affect the number of candidates funded as well as the sustainability of the R&D portfolio. Our ongoing investments in new product introductions and in R&D for new products and existing product extensions could exceed corresponding sales growth.

Additionally, our R&D investment plans and resources may not be correctly matched between science and markets, and failure to invest in the right technology platforms, therapeutic segments, product classes, geographic markets and/or in-licensing and out-licensing opportunities in order to deliver a robust pipeline could adversely impact the productivity of our pipeline. Further, even if the areas with the greatest market attractiveness are identified, the science may not work for any given program despite the significant investment required for R&D, and the commercial potential of the product may not be as competitive as expected because of the highly dynamic market environment and the hurdles in terms of access and reimbursement.

Investigations of the calculation of average wholesale prices may adversely affect our business.

Many government and third‑party payers, including Medicare, Medicaid, HMOs and MCOs, have historically reimbursed doctors, pharmacies and others for the purchase of certain prescription drugs based on a drug’s average wholesale price (“AWP”) or wholesale acquisition cost (“WAC”).  In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers’ reporting practices with respect to AWP and WAC, in which they have suggested that reporting of inflated AWPs or WACs has led to excessive payments for prescription drugs.  For example, the Company and certain of its subsidiaries, as well as numerous other pharmaceutical companies, have been named as defendants in various state and federal court actions alleging improper or fraudulent practices related to the reporting of AWP and/or WAC of certain products, and other improper acts, in order to increase prices and market shares. Similarly, in December 2015, certain subsidiaries of the Company were named as defendants in a private class action litigation in Pennsylvania based on similar allegations.  Additional actions are possible.  These actions, if successful, could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows.

We are subject to U.S. federal and state healthcare fraud and abuse and health information privacy and security laws, and the failure to comply with such laws may adversely affect our business.

In the United States, many of our products are reimbursed under federal and state health care programs such as Medicaid, Medicare, TriCare, and/or state pharmaceutical assistance programs, and as a result, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business.  We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business.  The laws that may affect our ability to operate include, but are not limited to:  (i) the U.S. Anti‑Kickback Statute, which applies to our marketing and research practices, educational programs, pricing policies and relationships with healthcare providers or other entities, by prohibiting, among other things, soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, either the referral of an individual or the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs; (ii) federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third‑party payers that are false or fraudulent; (iii) the U.S. Health Insurance Portability and Accountability Act of 1996, (“HIPAA”), which among other things created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters, and HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information and places restrictions on the use of such information for marketing communications; (iv) the U.S. Physician Payments Sunshine Act, which among other things, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under a federal healthcare program to report annually information related to “payments or other transfers of value” made to physicians and teaching hospitals, and ownership and investment interests held by certain healthcare professionals and their immediate family members and similar state laws; (v) the government pricing rules applicable to the Medicaid, Medicare Part B, 340B Drug Pricing Program, the U.S. Department of Veterans Affairs program, the TriCare program, and state price reporting laws; and (vi) state and foreign law equivalents of each of the above U.S. laws, such as anti‑kickback and false claims laws which may apply to items or services reimbursed by any third‑party payer, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.  Violations of the fraud and abuse laws may result in severe penalties against Allergan and/or its responsible employees, including jail sentences, large fines, and the exclusion of our products from reimbursement under federal and state programs.  Defense of litigation claims and government investigations can be costly, time‑consuming, and distract management, and it is possible that Allergan could incur judgments or enter into settlements that would require us to change the way we operate our business.  We are committed to conducting the sales and marketing of our products in compliance with the healthcare fraud and abuse laws, but certain applicable laws may impose liability even in the absence of specific intent to defraud.  Furthermore, should there be ambiguity, a governmental authority may take a position contrary to a position we have taken, or should an employee violate these laws without our knowledge, a governmental authority may impose civil and/or criminal sanctions.

Any adverse outcome in these types of actions, or the imposition of penalties or sanctions for failing to comply with the fraud and abuse laws, could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows.  Some of the statutes and regulations that govern our activities, such as federal and state anti‑kickback and false claims laws, are broad in scope, and while exemptions and safe harbors protecting certain common activities exist, they are often narrowly drawn.  While we manage our business activities to comply with these statutory provisions, due to their breadth, complexity and, in certain cases, uncertainty of application, it is possible that our activities could be subject to challenge by various government agencies.  In particular, the FDA, the U.S. Department of Justice and other agencies are engaged in enforcement activities with respect to the sales, marketing, research and similar activities of pharmaceutical companies, and many pharmaceutical companies have been subject to government investigations related to these practices.  A determination that we are in violation of these and/or other government regulations and legal requirements may result in civil damages and penalties, criminal fines and prosecution, administrative remedies, the recall of products, the total or partial suspension of manufacture and/or distribution, seizure of products, injunctions, whistleblower lawsuits, failure to obtain approval of pending product applications, withdrawal of existing product approvals, exclusion from participation in government healthcare programs and other sanctions.

Allergan is also currently responding to subpoenas seeking information relating to its sales and marketing activities, including payments to people who are in a position to recommend drugs and “off‑label” promotion and the Company is defending litigations based on similar allegations.  Refer to Legal Matters in “NOTE 24 — Commitments and Contingencies” in the accompanying “Notes to the Consolidated Financial Statements” for more information.  We cannot predict or determine the impact of these inquiries on our future financial condition or results of operations.  These investigations and any other threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could be used productively on other aspects of our business.

Additionally, the Company has been named as a defendant in approximately 290 matters relating to the promotion and sale of prescription opioid pain relievers and additional suits may be filed. Refer to Legal Matters in “NOTE 24 — Commitments and Contingencies” in the accompanying “Notes to the Consolidated Financial Statements” for more information.  We cannot predict or determine the impact of these suits on our future financial condition or results of operations.  These suits and any other threatened or actual suits could also generate adverse publicity and require that we devote substantial resources that could be used productively on other aspects of our business.

Any of these types of investigations, suits, or enforcement actions could affect our ability to commercially distribute our products and could materially and adversely affect our business, financial condition, results of operations and cash flows.

Changes in data privacy and protection laws and regulations, particularly in Europe, or any failure to comply with such laws and regulations, could adversely affect our business and financial results.

We are subject to a variety of continuously evolving and developing laws and regulations globally regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. Significant uncertainty exists as privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. These laws apply to transfers of information among our affiliates, as well as to transactions we enter into with third party vendors. For example, the European Union adopted a comprehensive General Data Privacy Regulation (GDPR) in May 2016 that will replace the current EU Data Protection Directive and related country-specific legislation. The GDPR will become fully effective in May 2018, and requires companies to satisfy new requirements regarding the handling of personal and sensitive data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to comply with GDPR requirements could result in penalties of up to 4% of worldwide revenue. Complying with the enhanced obligations imposed by the GDPR may result in significant costs to our business and require us to revise certain of our business practices. In addition, legislators and regulators in the U.S. are proposing new and more robust cybersecurity rules in light of the recent broad-based cyberattacks at a number of companies.

These and similar initiatives around the world could increase the cost of developing, implementing or securing our servers and require us to allocate more resources to improved technologies, adding to our IT and compliance costs. In addition, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The enactment of more restrictive laws, rules, regulations, or future enforcement actions or investigations could impact us through increased costs or restrictions on our business, and noncompliance could result in regulatory penalties and significant legal liability.

Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.

All pharmaceutical companies, including Allergan, are subject to extensive, complex, costly and evolving government regulation.  For the U.S., this is principally administered by the FDA, but is also administered by the DEA and state government agencies, as well as by varying regulatory agencies in foreign countries where products or product candidates are being manufactured and/or marketed.  The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations, and similar foreign statutes and regulations, govern or influence the development, testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale, distribution and import/ export of our products.  Foreign regulatory authorities impose similar requirements focused on drug safety and effectiveness.  Obtaining and maintaining regulatory approval has been and will continue to be increasingly difficult, time‑consuming and costly.  In addition, changes in applicable federal, state and foreign laws and regulations or the implementation of new laws and regulations could affect our ability to obtain or maintain approval of our products and could have a material adverse effect on the Company’s business.  There is currently the potential for regulatory changes adverse to our business due to recent uncertainty related to the direction of U.S. regulatory policy related to the pharmaceutical industry.

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

We cannot assure that the FDA inspections at any of our manufacturing sites will not result in inspectional observations at such sites, that approval of any of the pending or subsequently submitted NDAs or supplements to such applications by Allergan plc or our subsidiaries will be granted or that the FDA will not seek to impose additional sanctions against Allergan plc or any of its subsidiaries.  The range of possible sanctions includes, among others, FDA issuance of product recalls or seizures, fines, total or partial suspension of production and/or distribution, suspension of the FDA’s review of product applications, enforcement actions, injunctions, and civil or criminal prosecution.  Any such sanctions, if imposed, could have a material adverse effect on our business, operating results, financial condition and cash flows.  Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals.  Similar sanctions as detailed above may be available to the FDA under a consent decree, depending upon the actual terms of such decree.  Although we have instituted internal compliance programs, if these programs do not meet regulatory agency standards or if compliance is deemed deficient in any significant way, it could materially harm our business.  Certain of our vendors are subject to similar regulation and periodic inspections and may be operating under consent decrees.

In order to market our products in the United States and other jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements required for approval as well as maintaining registrations post-approval in every country where our products are approved.  The process for obtaining governmental approval to manufacture and market pharmaceutical products is rigorous, time‑consuming, uncertain and costly, and we cannot predict the extent to which we may be affected by legislative and regulatory requirement changes.  We are dependent on receiving FDA and other governmental or third‑party approvals prior to manufacturing, marketing and distributing our products.  There is always the chance that we will not obtain FDA or other necessary approvals, or that the rate, timing and cost of obtaining such approvals, will adversely affect our product introduction plans or impactoperations.  Additionally, any regulatory approvals we receive may be subject to limitations on the approved indicated uses for which the product may be marketed or the conditions of approval may require costly additional studies and additional safety surveillance of the product.  We may only market or promote our products for their approved indications, and our labeling, promotional activities and advertising are subject to extensive regulation and oversight.  We carry inventories of certain product(s) in anticipation of launch, and if such product(s) are not subsequently launched, we may be required to write‑off the related inventory.

Our customers are subject to various regulatory requirements, including requirements of the DEA, FDA, state boards of pharmacy and city and county health regulators, among others.  These include licensing, registration, recordkeeping, security and reporting requirements. Additionally, although physicians may prescribe FDA approved products for an “off label” indication, we are permitted to market our products only for the indications for which they have been approved.  Some of our products are prescribed “off label” and the FDA, the U.S. Department of Justice, the U.S. Attorney or other regulatory authorities could take enforcement actions if they conclude that we or our distributors have engaged in “off label” marketing.  In addition, historically a number of states and the federal government have enforced licensing and anti-counterfeit drug pedigree laws which require the tracking of all transactions involving prescription drugs beginning with the manufacturer, through the supply chain, and down to the pharmacy or other health care provider dispensing or administering prescription drug products.  Therefore, manufacturers and wholesale distributors have been required to maintain records documenting the chain of custody on distribution of prescription drugs.  On November 27, 2013, the federal government enacted the Drug Quality and Security Act (“DQSA”) amending federal requirements in regard to the licensing and tracking of prescription drugs.  Certain provisions in the law related to licensing and tracking and tracing specifically preempted prior state laws related to drug pedigrees that are inconsistent, more stringent, or in addition to the federal law.  Specifically, Title II of the DQSA, also known as the Drug Supply Chain Security Act (“DSCSA”), provides for creation of an electronic, interoperable system to identify and trace certain prescription drugs as they are distributed in the United States.   These amendments include requirements on licensing, tracking and tracing and other operations applicable to manufacturers and wholesale distributors of prescription drug products.  The full requirements of the DSCSA are being phased in over a ten-year period; however, in January 2015, specific product tracing requirements for manufacturers, wholesalers, repackagers and dispensers (e.g., pharmacies) of prescription drugs became effective.  Also, as of January 2015, the DSCSA required manufacturers and wholesale distributors to implement systems to identify potential “suspect” or “illegitimate” product, and take appropriate action.  The DSCSA also addresses product tracing using unique product identifiers on packaging, and requirements for standardized numerical identifiers which will take effect in the future.

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

All APIs imported into the EU must be certified as complying with the good manufacturing practice standards established by the EU, as stipulated by the International Conference for Harmonization.  These regulations place the certification requirement on the regulatory bodies of the exporting countries.  Accordingly, the national regulatory authorities of each exporting country must:  (i) ensure that all manufacturing plants within their borders that export API into the EU comply with EU manufacturing standards and; (ii) for each API exported, present a written document confirming that the exporting plant conforms to EU manufacturing standards.  The imposition of this responsibility on the governments of the nations exporting API may cause a shortage of API necessary to manufacture our products, as certain governments may not be willing or able to comply with the regulation in a timely fashion, or at all.  A shortage in API may cause us to have to cease manufacture of certain products, or to incur costs and delays to qualify other suppliers to substitute for those API manufacturers unable to export.  This could adversely affect the Company and could have a material adverse effect on our business, results of operations, financial condition and cash flow.

Federal regulation of arrangements between manufacturers of branded and generic products could adversely affect our business.

As part of the Medicare Prescription Drug and Modernization Act of 2003, companies are required to file with the FTC and the Department of Justice certain types of agreements entered into between branded and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of branded drugs.  This requirement, as well as legislation pending in the U.S. Congress related to settlements between brand and generic drug manufacturers, could affect the manner in which brand drug manufacturers resolve intellectual property litigation and other disputes with generic pharmaceutical companies and could result generally in an increase or lengthening of litigation against pharmaceutical companies or additional investigations or proceedings by the FTC or other governmental authorities.  The impact of this requirement, the pending legislation and the potential private‑party lawsuits associated with arrangements between brand and generic drug manufacturers, is uncertain and could adversely affect our business.  For example, on April 5, 2013, class actions were filed against Warner Chilcott plc and certain affiliates alleging that its 2009 patent lawsuit settlements with Watson Laboratories, Inc. and Lupin Pharmaceuticals, Inc. related to Loestrin® 24 Fe (norethindrone acetate/ethinyl estradiol tablets and ferrous fumarate tablets, “Loestrin® 24”) are unlawful.  The complaints generally allege that Watson and Lupin improperly delayed launching generic versions of Loestrin® 24 in exchange for substantial payments from Warner Chilcott in violation of federal and state antitrust and consumer protection laws.  Similar lawsuits have been filed against the Company challenging the lawfulness of patent litigation settlements related to Asacol® and Namenda®.  We have also received requests for information and Statements of Objection in connection with investigations into settlements and other arrangements between competing pharmaceutical companies by the Federal Trade Commission and the European Competition Commission.  For example, in May 2014, Forest received a Civil Investigatory Demand from the FTC requesting information about Forest’s agreements with ANDA filers for Bystolic®.  Any adverse outcome of these actions or investigations, or actions or investigations related to other settlements we have entered into, could have a material adverse effect on our business, results of operations, financial condition and cash flows.  Refer to Legal Matters in “NOTE 24 — Commitments and Contingencies” in the accompanying “Notes to the Consolidated Financial Statements.”

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

There have been changes in reimbursement for pharmaceuticals under various government programs, including Medicaid, and there is uncertainty surrounding implementation of legislation and regulatory changes relating to reimbursement for pharmaceuticals under Medicaid and other government programs such as Medicare and TriCare.   Reimbursement changes under such government programs may impact demand for our products and may negatively affect the price.   In addition, any reimbursement granted may not be maintained or limits on reimbursement available from third-party payers may reduce demand for, or negatively affect the price of, those products.  Additionally, various legislative and regulatory initiatives in states, including proposed modifications to reimbursements and rebates, price transparency laws, product pedigree and tracking, pharmaceutical waste “take back” initiatives, restrictions on co-pay assistance programs and therapeutic category generic substitution carve out legislation may also have a negative impact on the Company.  We maintain a full-time government affairs department in Washington, D.C., which is responsible for coordinating state and federal legislative activities, and places a major emphasis in terms of management time and resources to ensure a fair and balanced legislative and regulatory arena.

Although the ACA reforms have significantly impacted our business, in the coming years, it is likely that additional changes  will be made to governmental healthcare and insurance reimbursement programs. On January 20, 2017, President Donald Trump signed an executive order, which stated that it is the policy of his Administration to seek the prompt repeal of the ACA and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the ACA to the maximum extent permitted by law. The Trump Administration has also issued numerous executive orders, including a “regulatory freeze” order issued on January 20, 2017 that temporarily postpones by 60 days the effective date of regulations that have not yet taken effect (subject to certain limitations) and a “one in, two out” executive order issued on January 30, 2017 that requires two rules be “identified for elimination” for every new one proposed. There is uncertainty with respect to the timing of any potential changes, to coverage and reimbursement for healthcare items and services covered by plans that were authorized by the ACA.  We cannot predict the ultimate content, timing or effect of any such reform on our business.  Additionally, the pricing and reimbursement of pharmaceutical products have recently received the attention of U.S. policymakers, the Trump Administration, and others. At this time, we cannot predict the impact of this increased scrutiny on the pricing or reimbursement of our products or pharmaceutical products generally.

Sales of our products may continue to be adversely affected by the continuing consolidation of our distribution network and the concentration of our customer base.

Our principal customers are wholesale drug distributors and major retail drug store chains.  These customers comprise a significant part of the distribution network for pharmaceutical products in the United States.  This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains.  As a result, a small number of large wholesale distributors and large chain drug stores control a significant share of the market.  We expect that consolidation of drug wholesalers and retailers will increase pricing and other competitive pressures on drug manufacturers, including the Company.

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

We will need to successfully integrate the operations of recently and pending acquired businesses, including LifeCell and Zeltiq,  with our business operations. As a result of these and other recent and any other future or pending acquisitions, we have undergone substantial changes in a short period of time and our business has changed and broadened in size and the scope of products we offer.  Integrating the operations of multiple new businesses with that of our own is a complex, costly and time‑consuming process, which requires significant management attention and resources to integrate the business practice and operations.  The integration process may disrupt the businesses and, if implemented ineffectively, would preclude realization of the full benefits expected by us.  Our failure to meet the challenges involved in integrating the businesses in order to realize the anticipated benefits of the acquisitions could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations.  Prior to each acquisition, the acquired business operated independently, with its own business, corporate culture, locations, employees and systems.  There may be substantial difficulties, costs and delays involved in any integration of other businesses with that of our own.

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

Refer to “If we do not successfully integrate newly acquired businesses into our business operations, our business could be adversely affected.”  In connection with acquisitions, we could experience disruption in our business, technology and information systems, financial systems, vendors customer or employee base, including diversion of management’s attention from our continuing operations, among others.  Refer to “Certain aspects of our operations are highly dependent upon third-party service providers.”  There is also a risk that key employees of companies that we acquire or key employees necessary to successfully commercialize technologies and products that we acquire may seek employment elsewhere, including with our competitors.  Furthermore, there may be overlap between our products or customers and the companies that we acquire that may create conflicts in relationships or other commitments detrimental to the integrated businesses.

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

We have incurred and will continue to incur significant transaction, integration and restructuring costs in connection with recent transactions, including our acquisitions of Zeltiq, LifeCell, and the sale of our generics business and certain other assets to Teva.

We have incurred significant transaction costs related to our acquisitions such as Zeltiq, LifeCell, and the sale of our generics business and certain other assets to Teva and may continue to incur significant transaction costs related to past acquisitions.  In addition, we may incur integration costs and restructuring costs as we integrate new businesses.  While Allergan has assumed that a certain level of transaction and coordination expenses will be incurred, there are a number of factors beyond Allergan’s control that could affect the total amount or the timing of these transaction and coordination expenses.  Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately.  Although we expect that the realization of benefits and efficiencies related to the integration of the businesses may offset these transaction costs, integration costs and restructuring costs over time, no assurances can be made that this net benefit will be achieved in the near term, or at all.  The failure to realize the expected benefits and efficiencies related to the integration of the businesses could adversely affect our financial condition and results of operations.

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

If we are unable to meet our debt service obligations and other financial obligations such as planned dividends, we could be forced to restructure or refinance our indebtedness and other financial transactions, seek additional equity capital or sell our assets.  We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms, if at all.  Any refinancing of our indebtedness could be at significantly higher interest rates, and/or incur significant transaction fees.  Refer to “NOTE 16 — Long-Term Debt and Capital Leases” for a detailed discussion of our outstanding indebtedness.

Significant balances of intangible assets, including product rights and goodwill acquired, are subject to impairment testing and may result in impairment charges, which will adversely affect our results of operations and financial condition.

A significant amount of our total assets is related to acquired intangibles and goodwill.  As of December 31, 2017, the carrying value of our product rights and other intangible assets was $54,648.3 million and the carrying value of our goodwill was $49,862.9 million.

Our product rights are stated at cost, less accumulated amortization.  We determine original fair value and amortization periods for product rights based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired products.  Such factors include the product’s position in its life cycle, the existence or absence of like products in the market, various other competitive and regulatory issues and contractual terms.  Significant adverse changes to any of these factors require us to perform an impairment test on the affected asset and, if evidence of impairment exists, require us to take an impairment charge with respect to the asset.  For assets that are not impaired, we may adjust the remaining useful lives.  Such a charge could have a material adverse effect on our results of operations and financial condition.

Our other significant intangible assets include acquired core technology and customer relationships, which are intangible assets with definite lives, and our acquired IPR&D intangible products, acquired in recent business acquisitions, which are intangible assets with indefinite lives.

Our acquired core technology and customer relationship intangible assets are stated at cost, less accumulated amortization.  We determined the original fair value of our other intangible assets by performing a discounted cash flow analysis, which is based on our assessment of various factors.  Such factors include existing operating margins, the number of existing and potential competitors, product pricing patterns, product market share analysis, product approval and launch dates, the effects of competition, customer attrition rates, consolidation within the industry and generic product lifecycle estimates.  Our other intangible assets with definite lives are tested for impairment when there are significant changes to any of these factors.  If evidence of impairment exists, we are required to take an impairment charge with respect to the impaired asset.  Such a charge could have a material adverse effect on our results of operations and financial condition.

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

Substantial amounts of our information concerning our products, customers, employees and ongoing business are stored digitally and are subject to threats of theft, exposure, tampering, or other intrusions.

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent upon information technology systems, devices, infrastructure and data.  This digital information includes, but is not limited to, confidential and proprietary information as well as personal information regarding our customers and employees.  We also rely to a large extent upon sophisticated information technology systems to operate our businesses. Data maintained in digital form is subject to the risk of intrusion, exposure, tampering and theft.  Cyber attacks are increasing in frequency, sophistication and intensity.  Such attacks are made by groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation-states and others.  Cyber attacks could include the deployment of harmful malware, denial of service attacks, worms, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability.  We have established physical, electronic, and organizational measures to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for the processing, transmission and storage of digital information.  However, the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly more sophisticated.  Despite our efforts, the possibility of a future data compromise cannot be eliminated entirely, and risks associated with intrusion, exposure, tampering, and theft remain.  We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems. Data privacy or security breaches by employees or others may pose a risk that data, including intellectual property or personal information, may be exposed to unauthorized individuals or to the public.  In addition, we provide confidential, proprietary and personal information to third parties when it is necessary to pursue our business objectives.  While we obtain assurances that these third parties will protect this information and, where appropriate, monitor the protections employed by these third parties, there is a risk the confidentiality of data held by third parties may be compromised.  If our data systems are compromised, our business operations may be impaired, we may lose profitable opportunities or the value of those opportunities may be diminished, and we may lose revenue because of unlicensed use of our intellectual property.  If personal information of our customers or employees is misappropriated, our reputation with our customers and employees may be injured resulting in loss of business and/or morale, and we may incur costs to remediate possible injury to our customers and employees or be required to pay fines or take other action with respect to judicial or regulatory actions arising out of such incidents.

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

Our global operations expose us to risks and challenges associated with conducting business internationally.

We operate on a global basis with offices or activities in Europe, Africa, Asia, South America, Australia and North America.  We face several risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to our international operations.  These laws and regulations include data privacy requirements; labor relations laws; tax laws; competition regulations; import and trade restrictions; economic sanctions; export requirements; U.S. laws such as the Foreign Corrupt Practices Act; the UK Bribery Act 2010; and other local laws that prohibit corrupt payments to governmental officials or certain payments or remunerations to customers.  Given the high level of complexity of these laws there is a risk that some provisions may be breached by us, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements, or otherwise.  Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business.  Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results.  Our success depends, in part, on our ability to anticipate these risks and manage these challenges.  Further, certain of our employees, including employees located in certain jurisdictions in Canada, Europe and Asia, are represented by collective bargaining or other labor agreements or arrangements that provide bargaining or other rights to employees.  Such employment rights require us to expend greater time and expense in making changes to employees’ terms of employment or carrying out staff reductions.  In addition, any national or other labor disputes in these regions could result in a work stoppage or strike by our employees that could delay or interrupt our ability to supply products and conduct operations.  Due to the nature of these collective bargaining agreements, we will have no control over such work stoppages or strikes by such employees, and a strike may occur even if the employees do not have any grievances against us.  Any interruption in manufacturing or operations could interfere with our business and could have a material adverse effect on our revenues.

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

Repurchases by the Company of our ordinary shares reduce the number of outstanding shares of our ordinary shares. There can be no assurance that any share repurchases will enhance shareholder value because the market price of our ordinary shares may decline below the levels at which we repurchased ordinary shares. Although the Company’s repurchases of its shares are intended to enhance long-term shareholder value, short-term stock price fluctuations could reduce the effectiveness of these repurchases.

The value of our Teva Shares could go down.

As part of the Teva Transaction we received 100.3 million Teva ordinary shares, which at the time of the closing approximated $5.0 billion in value.  Pursuant to an agreement with Teva, we were not permitted to sell the Teva Shares before August 2017.  The price of Teva ordinary shares has decreased significantly since the closing of the Teva Transaction, and also from August 2017: from $53.39 at the closing of the Teva Transaction, to $18.95 at December 29, 2017, and reaching a low of $11.23 in November of 2017.  Since November 2017, we have been engaged in sales of the Teva Shares through a variety of transactions.  As of February 13, 2018, we continue to hold approximately 40 million Teva ordinary shares.  We cannot predict the price of Teva ordinary shares and the total proceeds from the sale of the Teva Shares is likely to be less than anticipated at the closing of the Teva Transaction and may be less than the proceeds we would have received had we sold the shares at earlier or later date.

We have exposure to tax liabilities.

As a multinational corporation, we are subject to income taxes as well as non‑income based taxes in various jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. We are subject to costs and other potential outcomes from tax audits. The Company believes that its accrual for tax contingencies is adequate for all open years based on past experience, interpretations of tax law and judgments about potential actions by tax authorities; however, due to the complexity of tax contingencies, the ultimate resolution of any tax matters may result in payments greater or less than amounts accrued.

Changes in tax laws or tax rulings in the U.S. and abroad could have a significant adverse impact on our effective tax rate.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”), was enacted into law by President Trump. The TCJA makes significant changes to the U.S. taxation of our domestic and international operations. The TCJA contains a number of provisions that may adversely impact our effective tax rate or operating cash flows going forward, including:

•	The limitation on the amount of interest expense deduction available to our U.S. subsidiaries to the extent we are unable to absorb any unused interest deductions over time;
•	The “Base Erosion Anti-Abuse Tax”, which requires our U.S. subsidiaries to make an alternative determination of taxable income without regard to tax deductions for certain payments to affiliates;
•	Provisions that may deny deductions for certain payments made by our U.S. subsidiaries to non-U.S. affiliates to the extent such payments are classified as “hybrid payments”; and

•

The one-time transition tax (i.e. toll charge) on the pre-2018 earnings of certain non-U.S. subsidiaries.  The tax is payable over eight years, but is not dependent on our future earnings and therefore may have an adverse impact on our future operating cash flow.

Many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws which could impact our effective tax rate or future tax obligations. The Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Sharing Project, and is expected to continue to issue guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. The European Commission has conducted investigations in multiple countries focusing on whether local country tax rulings or tax legislation provides preferential tax treatment that violates European Union state aid rules. If the Company’s effective tax rates were to increase, or if the ultimate determination of the Company’s taxes owed is for an amount in excess of amounts previously accrued, the Company’s operating results, cash flows, and financial condition could be adversely affected.

We would be adversely affected if, either based on current law or in the event of a change in law, the Internal Revenue Service (“IRS”) did not agree that Allergan  is a foreign corporation for U.S. federal tax purposes. In addition, future changes to international tax laws not specifically related to inversions could adversely affect us.

Allergan  believes that, under current law, it is treated as a foreign corporation for U.S. federal tax purposes, because it is an Irish incorporated entity. However, the IRS may assert that Allergan should be treated as a U.S. corporation for U.S. federal tax purposes pursuant to Section 7874 of the U.S. Internal Revenue Code. Under Section 7874, a corporation created or organized outside the United States (i.e., a foreign corporation) will be treated as a U.S. corporation for U.S. federal tax purposes when (i) the foreign corporation directly or indirectly acquires substantially all of the assets held directly or indirectly by a U.S. corporation (including the indirect acquisition of assets of the U.S. corporation by acquiring all the outstanding shares of the U.S. corporation), (ii) the shareholders of the acquired U.S. corporation hold at least 80% (by either vote or value) of the shares of the foreign acquiring corporation after the acquisition by reason of holding shares in the U.S. acquired corporation (including the receipt of the foreign corporation’s shares in exchange for the U.S. corporation’s shares) and (iii) the foreign corporation’s “expanded affiliated group” does not have substantial business activities in the foreign corporation’s country of organization or incorporation relative to such expanded affiliated group’s worldwide activities. For purposes of Section 7874, multiple acquisitions of U.S. corporations by a foreign corporation, if treated as part of a plan or series of related transactions, may be treated as a single acquisition. If multiple acquisitions of U.S. corporations are treated as a single acquisition, all shareholders of the acquired U.S. corporations would be aggregated for purposes of the test set forth above concerning such shareholders holding at least 80% (by either vote or value) of the shares of the foreign acquiring corporation after the acquisitions by reason of holding shares in the acquired U.S. corporations.

Allergan believes that the test set forth above to treat Allergan as a foreign corporation was satisfied in connection with the Warner Chilcott Acquisition, the Forest Acquisition and the Allergan Acquisition. However, the law and Treasury regulations promulgated under Section 7874 are somewhat unclear, and thus it cannot be assured that the IRS will agree that the ownership requirements to treat Allergan as a foreign corporation were met in the Warner Chilcott Acquisition, the Forest Acquisition and/or the Allergan Acquisition, and the IRS may assert that, even though the Allergan Acquisition is a separate transaction from the Warner Chilcott Acquisition and the Forest Acquisition, the Allergan Acquisition should be integrated with the Warner Chilcott Acquisition and the Forest Acquisition as a single transaction. In the event the IRS were to prevail with such assertion, Allergan would be treated as a U.S. corporation for U.S. federal tax purposes and significant adverse tax consequences would result for Allergan.

Even if Allergan is respected as a foreign corporation for U.S. federal tax purposes, Allergan might be adversely impacted by recent proposals that have aimed to make other changes in the taxation of multinational corporations. For example, the Organization for Economic Cooperation and Development has created an agreed set of international rules for fighting base erosion and profit shifting. As a result, the tax laws in the United States, Ireland and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect Allergan and its affiliates (including Legacy Allergan and its affiliates).

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

For example, in the year ended December 31, 2016, management concluded that there was a material weakness in internal controls over financial reporting as it did not maintain effective controls to appropriately assess the tax implications of certain transactions between our subsidiaries. This control deficiency did not result in a material misstatement of our current or prior period consolidated financial statements. However, this control deficiency could have resulted in a misstatement to the income tax accounts and disclosures, which would have resulted in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management previously concluded that this control deficiency constituted a material weakness, which has since been remediated. See Item 9A—CONTROLS AND PROCEDURES.

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

There is no treaty between Ireland and the United States providing for the reciprocal enforcement of foreign judgments.  The following requirements must be met before the foreign judgment will be recognized and deemed enforceable in Ireland:

•	the judgment must be for a definite monetary sum;
•	the judgment must be final and conclusive and the decree final and unalterable in the court which pronounces it; and
•	the judgment must be provided by a court of competent jurisdiction.

An Irish court will also refuse to recognize or enforce a foreign judgment obtained by fraud, or if to enforce the judgment would violate Irish public policy or breach natural or constitutional justice.  Further, an Irish court may not recognize or enforce a judgment that is irreconcilable with an earlier judgment, and may stay recognition and enforcement proceedings, if concurrent proceedings are in being elsewhere. Further, as a matter of public policy, an Irish Court will not recognize or enforce foreign revenue, penal or other public laws, either directly or through the recognition and enforcement of a foreign judgment. Judgments of U.S. courts of liabilities predicated upon U.S. federal securities laws may not be recognized or enforced by Irish courts if deemed to be contrary to public policy in Ireland.

A transfer of our ordinary shares, other than by means of the transfer of book‑entry interests in the Depository Trust Company (“DTC”), may be subject to Irish stamp duty, as may a transfer of preference shares.

Transfers of our ordinary shares effected by means of the transfer of book entry interests in the DTC will not be subject to Irish stamp duty.  However, if you hold your ordinary shares directly rather than beneficially through the DTC, any transfer of your ordinary shares could be subject to Irish stamp duty (currently at the rate of 1% of the higher of the price paid or the market value of the shares acquired).  Payment of Irish stamp duty is generally a legal obligation of the transferee. Transfers of preference shares, including our mandatory convertible preferred shares, may also be subject to Irish stamp duty at the same rate.  The potential for stamp duty could adversely affect the price of your shares.

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

Shareholders resident in the U.S. that hold their shares through the DTC will not be subject to dividend withholding tax provided the addresses of the beneficial owners of such shares in the records of the brokers holding such shares are recorded as being in the U.S. (and such brokers have further transmitted the relevant information to a qualifying intermediary appointed by us).  U.S. resident shareholders in Allergan that hold their shares outside of the DTC and shareholders resident in certain other countries (irrespective of whether they hold their shares through the DTC or outside the DTC) will not be subject to dividend withholding tax provided the beneficial owners of such shares have furnished completed and valid dividend withholding tax forms or an IRS Form 6166, as appropriate, to our transfer agent or their brokers (and such brokers have further transmitted the relevant information to our transfer agent).  However, other shareholders may be subject to dividend withholding tax, which could adversely affect the price of your shares.

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

Allergan’s Ordinary Shares received by means of a gift or inheritance could be subject to Irish capital acquisitions tax.

Irish capital acquisitions tax (“CAT”) could apply to a gift or inheritance of ordinary shares or our preference shares, including our mandatory convertible preferred shares, irrespective of the place of residence, ordinary residence or domicile of the parties.  This is because Company Ordinary Shares and preference shares are regarded as property situated in Ireland.  The person who receives the gift or inheritance has primary liability for CAT.  Gifts and inheritances passing between spouses are exempt from CAT.  Children have a tax-free threshold of €310,000 in respect of taxable gifts or inheritances received from their parents.  Certain other tax-free thresholds may also apply.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2.	PROPERTIES

We conduct our operations using a combination of owned and leased properties.

Our owned and leased properties consist of facilities used for R&D, manufacturing, distribution (including warehousing and storage), sales and marketing and administrative functions and relate to our US Specialized Therapeutics, US General Medicine and International segments. The following table provides a summary of locations for our significant owned and leased properties as of December 31, 2017:

Location	Primary Use	Leased / Owned
Austin, TX, USA	Administration	Leased
Branchburg, NJ, USA	Manufacturing	Leased
Bridgewater, NJ, USA	R&D, Administration	Leased
Cincinnati, OH, USA	Manufacturing	Owned
Dublin, CA, USA	Manufacturing	Leased
Dublin, Ireland	Manufacturing, R&D, Administration	Owned
Galway, Ireland	Manufacturing	Leased
Guarulhos, Brazil	Manufacturing	Owned
Houston, TX, USA	Manufacturing	Owned
Irvine, California, USA	R&D, Administration	Both
Liege, Belgium	Manufacturing	Leased
Madison, NJ, USA	Administration	Leased
Marlow, UK	Administration	Leased
Pleasanton, CA, USA	Administration	Leased
Pringy, France	Manufacturing	Owned
San Jose, CA, USA	Manufacturing	Owned
San Jose, Costa Rica	Manufacturing	Owned
Waco, TX, USA	Manufacturing	Owned
Weiterstadt, Germany	Manufacturing	Owned
Weston, FL, USA	Administration, R&D	Leased
Westport, Ireland	Manufacturing, Administration, R&D	Owned

Our leased properties are subject to various lease terms and expirations.

We believe that we have sufficient facilities to conduct our operations during 2018. However, we continue to evaluate the purchase or lease of additional properties, or the consolidation of existing properties, as our business requires.

ITEM 3.	LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to Legal Matters in “NOTE 24 — Commitments and Contingencies” in the accompanying “Notes to the Consolidated Financial Statements” in this Annual Report.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

Allergan plc Ordinary Shares are traded on the New York Stock Exchange under the symbol “AGN.” The following table sets forth the quarterly high and low closing share trading price information for the periods indicated:

Year ended December 31, 2017:	High	Low
First	$249.32	$210.80
Second	$248.91	$218.73
Third	$256.15	$202.66
Fourth	$210.98	$163.58

Year ended December 31, 2016:	High	Low
First	$310.83	$261.60
Second	$277.96	$195.50
Third	$261.27	$228.68
Fourth	$244.66	$184.50

As of February 13, 2018, there were approximately 3,332 registered holders of Allergan plc’s Ordinary Shares.

We have paid cash dividends on ordinary shares quarterly beginning with the 2017 fiscal year.

The Company pays a quarterly dividend on shares of its mandatory convertible preferred shares.

Warner Chilcott is a wholly-owned subsidiary of Allergan and has no publicly traded equity securities.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2017, we repurchased 31,968 of Allergan plc’s Ordinary Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.  On September 25, 2017, the Company’s Board of Directors approved a $2.0 billion share repurchase program, of which we repurchased $450.0 million in the year ended December 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Share Repurchase Program	Average Price Paid per Share as Part of Share Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program ($ in millions)
October 1 - 31, 2017	409	$182.21	-	$-	$2,000.0
November 1 - 30, 2017	11	$228.16	1,718,558	$174.72	$1,700.0
December 1 - 31, 2017	31,548	$164.13	899,999	$166.67	$1,550.0
October 1 – December 31, 2017	31,968	$164.38	2,618,557	$171.95	$1,550.0

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under equity compensation plans, refer to “ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” and “NOTE 19 — Shareholders’ Equity” in the accompanying “Notes to the Consolidated Financial Statements” in this Annual Report.

Performance Graph

The information in this section of the Annual Report pertaining to Allergan plc’s performance relative to our peers is being furnished but not filed with the SEC, and as such, the information is neither subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

The following graph compares the cumulative 5-year total return of holders of Allergan plc’s Ordinary Shares (formerly Class A common shares of Actavis plc) with the cumulative total returns of the S&P 500 index and the Dow Jones U.S. Pharmaceuticals index. The graph tracks the performance of a $100 investment in our Ordinary Shares and in each of the indexes (with reinvestment of all dividends, if any) on December 31, 2012 with relative performance tracked through December 31, 2017.

Notwithstanding anything to the contrary set forth in our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, which might incorporate future filings made by us under those statutes, the following graph will not be deemed incorporated by reference into any future filings made by us under those statutes.

	12/12	12/13	12/14	12/15	12/16	12/17
Allergan plc	100.00	195.35	299.31	363.37	244.20	192.70
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
Dow Jones US Pharmaceuticals	100.00	133.92	162.59	172.69	168.93	189.27

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data. The selected consolidated financial data as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016, and 2015 presented in this table have been derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report. The selected consolidated financial data as of December 31, 2015, 2014, and 2013 and for the years ended December 31, 2014 and 2013 presented in this table are derived from our audited consolidated financial statements, as revised for discontinued operations accounting, and related notes which are not included in this Annual Report.

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

ALLERGAN PLC

FINANCIAL HIGHLIGHTS

($ in millions, except per share amounts)

	Years Ended December 31,
	2017(1)(2)(3)(4)	2016(7)(8)(9)	2015(8)(9)(11)	2014(8)(9)(14)	2013(8)(9)(15)
Operating Highlights:
Net revenues	$15,940.7	$14,570.6	$12,688.1	$4,676.5	$1,025.7
Net (loss) from continuing operations, net of tax	(3,716.0)	(935.0)	(2,941.6)	(2,484.6)	(569.1)
Net (loss) / income attributable to ordinary shareholders	(4,403.9)	14,695.0	3,683.2	(1,630.5)	(750.4)
Basic (loss) / earnings per share from continuing operations	$(11.99)	$(3.17)	$(8.64)	$(11.31)	$(4.00)
Diluted (loss) / earnings per share from continuing operations	$(11.99)	$(3.17)	$(8.64)	$(11.31)	$(4.00)
Basic (loss) / earnings per share	$(13.19)	$38.18	$10.01	$(7.42)	$(5.27)
Diluted (loss) / earnings per share	$(13.19)	$38.18	$10.01	$(7.42)	$(5.27)
Weighted average ordinary shares outstanding:
Basic	333.8	384.9	367.8	219.7	142.3
Diluted	333.8	384.9	367.8	219.7	142.3

	At December 31,
	2017(1)(2)(3)(4)	2016(5)(6)(7)(8)(9)	2015(8)(9)(10)(11)	2014(8)(9)(12)(13)(14)	2013(8)(9)(15)
Balance Sheet Highlights:
Total assets	$118,341.9	$128,986.3	$135,583.3	$52,758.0	$22,725.9
Total debt and capital leases	30,075.3	32,768.7	42,530.4	15,531.1	9,052.0
Total equity	73,837.1	76,200.5	76,589.3	28,335.5	9,537.1

(1)

On April 28, 2017, Allergan plc completed the Zeltiq Acquisition for $2.4 billion. The Zeltiq Acquisition increased the Company’s intangible assets and goodwill while lowering working capital, and contributed to operating results post acquisition.

(2)

On February 1, 2017, Allergan plc completed the LifeCell Acquisition for $2.9 billion. The LifeCell Acquisition increased the Company’s intangible assets and goodwill while lowering working capital, and contributed to operating results post acquisition.

(3)

In 2017, the Company recognized intangible impairments including, but not limited to, $3,230.0 million related to Restasis®, $170.0 million related to Dry Eye IPR&D assets, and $646.0 million related to Aczone®.

(4)	In the year ended December 31, 2017, the Company retired 6,822,394 shares as a result of the Company’s share buyback programs.
(5)	On November 1, 2016, Allergan plc completed the Tobira Acquisition. The acquisition increased the Company’s intangible assets and lowered working capital.
(6)	On October 25, 2016, Allergan plc completed the Vitae Acquisition. The acquisition increased the Company’s intangible assets and lowered working capital.

(7)	In the year ended December 31, 2016, the Company retired 61,620,459 shares as a result of the Company’s $15.0 billion share buyback programs.
(8)	On October 3, 2016, we completed the divestiture of the Anda Distribution business to Teva for $0.5 billion.
(9)	On August 2, 2016, Teva acquired our global generics business for $38.3 billion of cash and Teva shares.
(10)	On October 1, 2015, Allergan plc completed the Kythera Acquisition. The acquisition increased the Company’s intangible assets.
(11)	On March 17, 2015, Allergan plc completed the acquisition of Legacy Allergan for approximately $77.0 billion after which the following items were included in our operating results:
•	total revenues and related cost of sales for Legacy Allergan products;
•	selling, general and administrative expenses and research and development expenses;
•	amortization expense for intangible assets acquired;
•	impairment losses on select assets; and
•	increased interest expense from the senior secured notes assumed and the indebtedness incurred.
(12)	On November 17, 2014, Allergan plc acquired Durata Therapeutics, Inc for $0.7 billion. The acquisition increased the Company’s intangible assets and lowered working capital.
(13)	On July 2, 2014, the Company acquired Furiex Pharmaceuticals, Inc for $1.2 billion. The acquisition increased the Company’s intangible assets and lowered working capital.
(14)

On July 1, 2014, the Company completed the acquisition of Forest Laboratories, Inc. (“Legacy Forest”) for $30.9 billion including outstanding indebtedness assumed of $3.3 billion, equity consideration of $20.6 billion, and cash consideration of $7.1 billion (the “Forest Acquisition”). Beginning July 1, 2014, the following items were included in our operating results:

•	total revenues and related cost of sales for Forest products;
•	selling, general and administrative expenses and research and development expenses;
•	amortization expense for intangible assets acquired;
•	impairment losses on select assets; and
•	increased interest expense from the senior secured notes assumed and the indebtedness incurred.
(15)	On October 1, 2013, we completed the Warner Chilcott Acquisition for $5.8 billion after which the following items were included in our operating results:
•	total revenues and related cost of sales for Warner Chilcott products;
•	selling, general and administrative expenses and research and development expenses;
•	amortization expense for intangible assets acquired; and
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

EXECUTIVE SUMMARY

Overview

Allergan plc is a global pharmaceutical company focused on developing, manufacturing and commercializing branded pharmaceutical (“brand”, “branded” or “specialty brand”), device, biologic, surgical and regenerative medicine products for patients around the world. Allergan markets a portfolio of leading brands and best-in-class products for the central nervous system, eye care, medical aesthetics and dermatology, gastroenterology, women’s health, urology and anti-infective therapeutic categories.  Allergan is an industry leader in Open Science, a model of research and development, which defines our approach to identifying and developing game-changing ideas and innovation for better patient care.  The Company has operations in more than 100 countries. Warner Chilcott Limited is an indirect wholly-owned subsidiary of Allergan plc and has the same principal business activities.

On August 2, 2016 we completed the Teva Transaction for $38.3 billion of cash and Teva shares.  On October 3, 2016, the Company completed the divestiture of the Anda Distribution business to Teva for $500.0 million.

The Company recognized a combined gain on the sale of the Anda Distribution business and the Teva Transaction of $15,932.2 million in the year ended December 31, 2016, as well as deferred liabilities relating to other elements of our arrangements with Teva of $299.2 million.

In October 2016, pursuant to our agreement with Teva, Teva provided the Company with its proposed estimated adjustment to the closing date working capital balance.  The Company disagreed with Teva’s proposed adjustment, and, pursuant to our agreement with Teva, each of the Company’s and Teva’s proposed adjustments were submitted to arbitration (the “Working Capital Arbitration”) to determine the working capital amount in accordance with GAAP as applied by the Company consistent with past practice. Teva initially proposed an adjustment of approximately $1.4 billion and subsequently submitted a revised adjustment of approximately $1.5 billion to the arbitrator.  In addition, on October 30, 2017, Teva submitted a Notice of Direct and Third Party Claims seeking indemnification for virtually all of the same items for which Teva sought a proposed adjustment in the Working Capital Arbitration as well as several new items as to which no quantity of damages had been asserted.

On January 31, 2018, Allergan plc and Teva entered into the Agreement.  The Agreement provides that the Company will make a one-time payment of $700.0 million to Teva; the Company and Teva will jointly dismiss their working capital dispute arbitration, and the Company and Teva will release all actual or potential claims under the Master Purchase Agreement, dated July 26, 2015, by and between the Company and Teva (the “Teva Master Purchase Agreement”), that are known as of the date of the Agreement.  The Company recorded a pre-tax charge of $466.0 million as a component of other (expense) / income, net from discontinued operations relating to the settlement in the year ended December 31, 2017.  When paid in the first quarter of 2018, the payment, which represents a refund of purchase price, will be reflected in investing ($466.0 million) and financing ($234.0 million) cash flows.

As a result of the Teva Transaction and the divestiture of the Company’s Anda Distribution business, and in accordance with FASB ASU No. 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, the financial results of the businesses held for sale were reclassified to discontinued operations for all periods presented in our consolidated financial statements. The results of our discontinued operations include the results of our generic product development, manufacturing and distribution of off-patent pharmaceutical products, certain established international brands marketed similarly to generic products and out-licensed generic pharmaceutical products primarily in Europe through our Medis third-party business through August 2, 2016, as well as our Anda Distribution business through October 3, 2016.

2017 Significant Business Developments

The following are the material transactions that were completed in the year ended December 31, 2017.

Acquisitions

Keller Medical, Inc.

On June 23, 2017, the Company completed the Keller Acquisition.  The Keller Acquisition combines the Keller Funnel® with the Company’s leading breast implants business.

Zeltiq Aesthetics, Inc.

On April 28, 2017, the Company completed the Zeltiq Acquisition. Zeltiq was focused on developing and commercializing products utilizing its proprietary controlled-cooling technology platform (Coolsculpting®). The Zeltiq Acquisition combined Zeltiq’s body contouring business with the Company’s leading portfolio of medical aesthetics.

As a result of the Zeltiq Acquisition, the Company incurred the following transaction and integration costs in the year ended December 31, 2017 ($ in millions):

Amount
Cost of sales
Stock-based compensation acquired for legacy Zeltiq employees	$2.3
Research and development
Stock-based compensation acquired for legacy Zeltiq employees	3.0
Acquisition, integration and restructuring related charges	1.1
Selling and marketing
Stock-based compensation acquired for legacy Zeltiq employees	11.3
Acquisition, integration and restructuring related charges	13.2
General and administrative
Stock-based compensation acquired for legacy Zeltiq employees	37.4
Acquisition, integration and restructuring related charges	48.5
Total Integration Costs	$116.8

LifeCell Corporation

On February 1, 2017, the Company completed the LifeCell Acquisition. The LifeCell Acquisition combined LifeCell's novel, regenerative medicines business, including its high-quality and durable portfolio of dermal matrix products with the Company’s leading portfolio of medical aesthetics, breast implants and tissue expanders. The LifeCell Acquisition expanded the Company’s marketed product portfolio by adding Alloderm® and Strattice®.

As a result of the LifeCell Acquisition, the Company incurred $47.3 million of acquisition, integration and restructuring related charges in the year ended December 31, 2017, of which $43.2 million is reflected in general and administrative expenses.

Licenses and Asset Acquisitions

The following table presents the R&D milestone expenses incurred for Licenses and Asset Acquisitions that were entered into during the year ended December 31, 2017 ($ in millions):

Date	Licenses / Asset Acquisition	Amount
July 31, 2017	Lyndra, Inc.	$15.0
March 14, 2017	Editas Medicine, Inc.	90.0
January 9, 2017	Assembly Biosciences, Inc.	50.0
January 9, 2017	Lysosomal Therapeutics, Inc.	145.0

Other Transactions

Saint Regis Mohawk Tribe

On September 8, 2017, the Company entered into an agreement with the Saint Regis Mohawk Tribe, under which the Saint Regis Mohawk Tribe obtained the rights to Orange Book-listed patents covering Restasis® (Cyclosporine Ophthalmic Emulsion) 0.05%, and the Company was granted exclusive licenses under the patents related to the product. Pursuant to the agreement, the Company paid the Saint Regis Mohawk Tribe an upfront payment of $13.8 million, which was recorded as a component of cost of sales in the year ended December 31, 2017.  Additionally, the Saint Regis Mohawk Tribe will be eligible to receive up to $15.0 million in annual royalties starting in 2018, during the period that certain patent claims remain in effect.

2016 Significant Business Developments

The following are the material transactions that were completed in the year ended December 31, 2016.

Acquisitions

Tobira Therapeutics, Inc.

On November 1, 2016, the Company completed the Tobira Acquisition. The Company included the results of Tobira in its Consolidated Statement of Operations beginning November 1, 2016, including $27.0 million in stock compensation expense in the year ended December 31, 2016. In the year ended December 31, 2017, the Company achieved a milestone requiring a payment of $303.1 million for the initiation of Phase III clinical trials.

Vitae Pharmaceuticals, Inc.

On October 25, 2016, the Company completed the Vitae Acquisition. During the year ended December 31, 2016, subsequent to the acquisition of Vitae, the Company impaired its acquired intangible asset relating to Atopic Dermatitis by $46.0 million as the Company anticipated a delay in potential launch timing, if any, resulting from revised clinical data.

ForSight VISION5, Inc.

On September 23, 2016, the Company completed the ForSight Acquisition. During the year ended December 31, 2016, subsequent to the acquisition of ForSight, the Company impaired its acquired intangible asset by $33.0 million as the Company anticipated a delay in potential launch timing.  Offsetting this impairment was a corresponding reduction of acquired contingent consideration of $15.0 million, which reduced overall R&D expenses.

Licenses and Asset Acquisitions

The following table presents the R&D milestone expenses incurred for Licenses and Asset Acquisitions that were entered into during the year ended December 31, 2016 ($ in millions):

Date	Licenses / Asset Acquisition	Amount
December 15, 2016	Motus Therapeutics, Inc.	$199.5
November 22, 2016	Chase Pharmaceuticals Corporation	122.9
October 2, 2016	AstraZeneca plc License	250.0
September 6, 2016	RetroSense Therapeutics, LLC	59.7
August 26, 2016	Akarna Therapeutics, Ltd	48.2
April 21, 2016	Topokine Therapeutics, Inc.	85.8
April 6, 2016	Heptares Therapeutics, Ltd	125.0
January 6, 2016	Anterios, Inc.	89.2

2015 Significant Business Developments

The following are the material transactions that were completed in the year ended December 31, 2015.

Acquisitions

AqueSys, Inc.

On October 16, 2015, the Company completed the AqueSys Acquisition.  Under the terms of the agreement, the Company acquired XEN45, a soft shunt that is implanted in the sub conjunctival space in the eye through a minimally invasive procedure with a single use, pre-loaded proprietary injector. On November 16, 2016, the Company received approval from the FDA for XEN45, which triggered a CVR payment of $100.0 million in the year ended December 31, 2016.  In the year ended December 31, 2017, the Company made a $25.0 million CVR payment upon first commercial sale of the product.

Kythera Biopharmaceuticals, Inc.

On October 1, 2015, the Company completed the Kythera Acquisition. The Company included the results of Kythera in its Consolidated Statement of Operations beginning October 1, 2015, including $9.0 million and $77.2 million in stock compensation expense in the years ended December 31, 2016 and 2015, respectively.

Oculeve, Inc.

On August 10, 2015, the Company completed the Oculeve Acquisition. The Company acquired Oculeve and its lead product TrueTear ™, an intranasal neurostimulation device, as well as other dry eye products in development.  In the year ended December 31, 2017, the Company made a $100.0 million payment for the approval of True Tear™.

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

Allergan, Inc.

On March 17, 2015, the Company completed the Allergan Acquisition. The contribution from the acquisition of Legacy Allergan for the year of acquisition (year ended December 31, 2015) and the comparable first full year (year ended December 31, 2016) is as follows ($ in millions):

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

As a result of the acquisition, the Company incurred the following transaction and integration costs in the years ended December 31, 2016 and 2015 ($ in millions):

	Years Ended December 31,
	2016	2015
Cost of sales
Stock-based compensation acquired for Legacy Allergan employees	$9.6	$22.5
Acquisition, integration and restructuring related charges	18.1	14.9
Research and development
Stock-based compensation acquired for Legacy Allergan employees	43.0	124.8
Acquisition, integration and restructuring related charges	11.8	83.5
Selling and marketing
Stock-based compensation acquired for Legacy Allergan employees	65.3	110.0
Acquisition, integration and restructuring related charges	24.7	75.7
General and administrative
Stock-based compensation acquired for Legacy Allergan employees	33.6	258.9
Acquisition, integration and restructuring related charges	197.4	364.1
Other (expense) / income
Bridge loan facilities expense	-	(264.9)
Interest rate locks	-	30.9
Total transaction and integration costs	$403.5	$1,288.4

Licenses and Asset Acquisitions

The following table presents the R&D milestone expenses incurred for Licenses and Asset Acquisitions that were entered into during the year ended December 31, 2015 ($ in millions):

Date	Licenses / Asset Acquisition	Amount
November 4, 2015	Mimetogen Pharmaceuticals, Inc.	$50.0
August 28, 2015	Naurex, Inc.	571.7

Almirall, S.A.

On October 27, 2015, the Company and Ironwood Pharmaceuticals, Inc. announced that Allergan acquired rights to Constella® (linaclotide) in the European Union, Switzerland, Turkey and the Commonwealth of Independent States from Almirall, S.A. and also reacquired rights to Linzess® (linaclotide) in Mexico from Almirall, S.A. for €60.0 million. The consideration was accounted for as an asset acquisition and included as a component of intangible assets.

Segments

The Company’s businesses are organized into the following segments: US Specialized Therapeutics, US General Medicine and International. In addition, certain revenues and shared costs, and the results of corporate initiatives, are managed outside of the three segments.

The operating segments are organized as follows:

•

The US Specialized Therapeutics segment includes sales and expenses relating to certain branded products within the U.S., including Medical Aesthetics, Medical Dermatology, Eye Care, Neuroscience and Urology therapeutic products.

•

The US General Medicine segment includes sales and expenses relating to branded products within the U.S. that do not fall into the US Specialized Therapeutics business units, including Central Nervous System, Gastrointestinal, Women’s Health, Anti-Infectives and Diversified Brands.

•	The International segment includes sales and expenses relating to products sold outside the U.S.

The Company evaluates segment performance based on segment contribution. Segment contribution for our segments represents net revenues less cost of sales (defined below), selling and marketing expenses, and select general and administrative expenses. Included in segment revenues for 2015 and 2016 are product sales that were sold through our former Anda Distribution business once the Anda Distribution business had sold the product to a third party customer. These sales are included in segment results and are reclassified into revenues from discontinued operations through a reduction of Corporate revenues which eliminates the sales made by our former Anda Distribution business from results of continuing operations prior to October 3, 2016.  Cost of sales for these products in discontinued operations is equal to our average third party cost of sales for third party branded products distributed by our former Anda Distribution. The Company does not evaluate the following items at the segment level:

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

YEAR ENDED DECEMBER 31, 2017 COMPARED TO 2016

Results of operations, including segment net revenues, segment operating expenses and segment contribution consisted of the following for the years ended December 31, 2017 and 2016 ($ in millions):

	Year Ended December 31, 2017
	US Specialized	US General
	Therapeutics	Medicine	International	Total

Net revenues	$6,803.6	$5,796.2	$3,319.5	$15,919.3

Operating expenses:
Cost of sales(1)	495.4	843.9	478.7	1,818.0
Selling and marketing	1,369.5	1,084.1	913.8	3,367.4
General and administrative	208.2	177.3	120.6	506.1
Segment contribution	$4,730.5	$3,690.9	$1,806.4	$10,227.8
Contribution margin	69.5%	63.7%	54.4%	64.2%
Corporate				1,471.8
Research and development				2,100.1
Amortization				7,197.1
In-process research and development impairments				1,452.3
Asset sales and impairments, net				3,927.7
Operating (loss)				$(5,921.2)
Operating margin				(37.2)%
(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.

	Year Ended December 31, 2016
	US Specialized	US General
	Therapeutics	Medicine	International	Total

Net revenues	$5,811.7	$5,923.9	$2,881.3	$14,616.9

Operating expenses:
Cost of sales(1)	290.9	879.8	418.2	1,588.9
Selling and marketing	1,137.0	1,185.7	788.2	3,110.9
General and administrative	174.2	174.9	117.2	466.3
Segment contribution	$4,209.6	$3,683.5	$1,557.7	$9,450.8
Contribution margin	72.4%	62.2%	54.1%	64.7%
Corporate				1,481.3
Research and development				2,575.7
Amortization				6,470.4
In-process research and development impairments				743.9
Asset sales and impairments, net				5.0
Operating (loss)				$(1,825.5)
Operating margin				(12.5)%
(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.

The following is a reconciliation of net revenues for the operating segments to the Company’s net revenues for the years ended December 31, 2017 and 2016 ($ in millions):

	Years Ended December 31,		Change
	2017	2016	Dollars	%
Segment net revenues	$15,919.3	$14,616.9	$1,302.4	8.9%
Corporate revenues	21.4	(46.3)	67.7	(146.2)%
Net revenues	$15,940.7	$14,570.6	$1,370.1	9.4%

Corporate revenues for the year ended December 31, 2016 were reduced by $80.0 million for revenues which were included in the segment results and reclassified into revenues from discontinued operations as a reduction of Corporate revenues.

No country outside of the United States represents ten percent or more of net revenues. The US Specialized Therapeutics and US General Medicine segments are comprised solely of sales within the United States.

The following table presents global net revenues for the top products of the Company for the years ended December 31, 2017 and 2016 ($ in millions):

	Year Ended December 31, 2017					Year Ended December 31, 2016					Change
	US Specialized Therapeutics	US General Medicine	International	Corporate	Total	US Specialized Therapeutics	US General Medicine	International	Corporate	Total	Dollars	Percentage
Botox®	$2,254.4	$-	$914.5	$-	$3,168.9	$1,983.2	$-	$803.0	$-	$2,786.2	$382.7	13.7%
Restasis®	1,412.3	-	61.3	-	1,473.6	1,419.5	-	68.0	-	1,487.5	(13.9)	(0.9)%
Juvederm® Collection **	501.1	-	540.7	-	1,041.8	446.9	-	420.4	-	867.3	174.5	20.1%
Linzess®/Constella®	-	701.1	21.9	-	723.0	-	625.6	17.3	-	642.9	80.1	12.5%
Lumigan®/Ganfort®	317.5	-	371.5	-	689.0	326.4	-	361.7	-	688.1	0.9	0.1%
Bystolic® / Byvalson®	-	612.2	2.2	-	614.4	-	638.8	1.7	-	640.5	(26.1)	(4.1)%
Alphagan®/Combigan®	377.3	-	175.1	-	552.4	376.6	-	169.3	-	545.9	6.5	1.2%
Eye Drops	199.5	-	281.0	-	480.5	186.5	-	276.2	-	462.7	17.8	3.8%
Lo Loestrin®	-	459.3	-	-	459.3	-	403.5	-	-	403.5	55.8	13.8%
Namenda XR®	-	452.8	-	-	452.8	-	627.6	-	-	627.6	(174.8)	(27.9)%
Breast Implants	242.6	-	156.9	-	399.5	206.0	-	149.9	-	355.9	43.6	12.3%
Estrace® Cream	-	366.6	-	-	366.6	-	379.4	-	-	379.4	(12.8)	(3.4)%
Viibryd®/Fetzima®	-	333.2	3.1	-	336.3	-	342.3	-	-	342.3	(6.0)	(1.8)%
Alloderm ®	321.2	-	7.5	-	328.7	-	-	-	-	-	328.7	n.a.
Ozurdex ®	98.4	-	213.4	-	311.8	84.4	-	179.0	-	263.4	48.4	18.4%
Vraylar™	-	287.8	-	-	287.8	-	94.3	-	-	94.3	193.5	n.m.
Asacol®/Delzicol®	-	195.5	50.2	-	245.7	-	360.8	53.7	-	414.5	(168.8)	(40.7)%
Carafate ® / Sulcrate ®	-	235.8	2.9	-	238.7	-	229.0	2.4	-	231.4	7.3	3.2%
Zenpep®	-	212.3	-	-	212.3	-	200.7	-	-	200.7	11.6	5.8%
Coolsculpting ® Consumables	150.1	-	41.6	-	191.7	-	-	-	-	-	191.7	n.a.
Canasa®/Salofalk®	-	162.7	18.3	-	181.0	-	178.7	17.7	-	196.4	(15.4)	(7.8)%
Armour Thyroid	-	169.1	-	-	169.1	-	166.5	-	-	166.5	2.6	1.6%
Aczone®	166.3	-	0.5	-	166.8	217.3	-	-	-	217.3	(50.5)	(23.2)%
Viberzi®	-	156.6	0.5	-	157.1	-	93.3	-	-	93.3	63.8	68.4%
Saphris®	-	155.2	-	-	155.2	-	166.8	-	-	166.8	(11.6)	(7.0)%
Coolsculpting ® Systems & Add On Applicators	106.6	-	32.1	-	138.7	-	-	-	-	-	138.7	n.a.
Namzaric®	-	130.8	-	-	130.8	-	57.5	-	-	57.5	73.3	127.5%
Teflaro®	-	121.9	-	-	121.9	-	133.6	-	-	133.6	(11.7)	(8.8)%
Rapaflo®	108.1	-	7.3	-	115.4	116.6	-	5.8	-	122.4	(7.0)	(5.7)%
SkinMedica®	96.8	-	3.7	-	100.5	108.3	-	-	-	108.3	(7.8)	(7.2)%
Savella®	-	98.2	-	-	98.2	-	103.2	-	-	103.2	(5.0)	(4.8)%
Tazorac®	65.4	-	0.7	-	66.1	95.5	-	0.8	-	96.3	(30.2)	(31.4)%
Latisse®	56.4	-	8.3	-	64.7	77.9	-	8.5	-	86.4	(21.7)	(25.1)%
Minastrin® 24	-	61.4	-	-	61.4	-	325.9	1.4	-	327.3	(265.9)	(81.2)%
Avycaz®	-	61.2	-	-	61.2	-	36.1	-	-	36.1	25.1	69.5%
Kybella® / Belkyra®	49.5	-	6.8	-	56.3	50.2	-	2.3	-	52.5	3.8	7.2%
Dalvance®	-	53.9	2.4	-	56.3	-	39.3	-	-	39.3	17.0	43.3%
Lexapro®	-	51.8	-	-	51.8	-	66.6	-	-	66.6	(14.8)	(22.2)%
Liletta®	-	37.6	-	-	37.6	-	23.3	-	-	23.3	14.3	61.4%
Enablex®	-	3.6	-	-	3.6	-	17.1	-	-	17.1	(13.5)	(78.9)%
Namenda® IR	-	0.1	-	-	0.1	-	15.1	-	-	15.1	(15.0)	(99.3)%
Other	280.1	675.5	395.1	21.4	1,372.1	116.4	598.9	342.2	33.7	1,091.2	280.9	25.7%
Less product sold through our former Anda Distribution business	n.a.	n.a.	n.a.	-	-	n.a.	n.a.	n.a.	(80.0)	(80.0)	80.0	(100.0)%
Total net revenues	$6,803.6	$5,796.2	$3,319.5	$21.4	$15,940.7	$5,811.7	$5,923.9	$2,881.3	$(46.3)	$14,570.6	$1,370.1	9.4%
** Sales of fillers including Juvederm, Voluma and other fillers are referred to herein as the "Juvederm® Collection".

US Specialized Therapeutics Segment

The following table presents top product sales and net contribution for the US Specialized Therapeutics segment for the years ended December 31, 2017 and 2016 ($ in millions):

	Years Ended December 31,		Change
	2017	2016 (1)	Dollars	%
Total Eye Care	$2,460.2	$2,437.7	$22.5	0.9%
Restasis®	1,412.3	1,419.5	(7.2)	(0.5)%
Alphagan®/Combigan®	377.3	376.6	0.7	0.2%
Lumigan®/Ganfort®	317.5	326.4	(8.9)	(2.7)%
Ozurdex®	98.4	84.4	14.0	16.6%
Eye Drops	199.5	186.5	13.0	7.0%
Other Eye Care	55.2	44.3	10.9	24.6%
Total Medical Aesthetics	2,449.2	1,622.9	826.3	50.9%
Facial Aesthetics	1,362.8	1,226.3	136.5	11.1%
Botox® Cosmetics	812.2	729.2	83.0	11.4%
Juvederm® Collection	501.1	446.9	54.2	12.1%
Kybella®	49.5	50.2	(0.7)	(1.4)%
Plastic Surgery	242.6	210.4	32.2	15.3%
Breast Implants	242.6	206.0	36.6	17.8%
Other Plastic Surgery	-	4.4	(4.4)	(100.0)%
Regenerative Medicine	433.9	-	433.9	n.a.
Alloderm®	321.2	-	321.2	n.a.
Other Regenerative Medicine	112.7	-	112.7	n.a.
Body Contouring	256.7	-	256.7	n.a.
Coolsculpting ® Systems & Add On Applicators	106.6	-	106.6	n.a.
Coolsculpting ® Consumables	150.1	-	150.1	n.a.
Skin Care	153.2	186.2	(33.0)	(17.7)%
SkinMedica®	96.8	108.3	(11.5)	(10.6)%
Latisse®	56.4	77.9	(21.5)	(27.6)%
Total Medical Dermatology	340.8	396.5	(55.7)	(14.0)%
Aczone®	166.3	217.3	(51.0)	(23.5)%
Tazorac®	65.4	95.5	(30.1)	(31.5)%
Botox® Hyperhidrosis	67.2	65.2	2.0	3.1%
Other Medical Dermatology	41.9	18.5	23.4	126.5%
Total Neuroscience and Urology	1,483.1	1,306.3	176.8	13.5%
Botox® Therapeutics	1,375.0	1,188.8	186.2	15.7%
Rapaflo®	108.1	116.6	(8.5)	(7.3)%
Other Neuroscience and Urology	-	0.9	(0.9)	(100.0)%
Other revenues	70.3	48.3	22.0	45.5%
Net revenues	$6,803.6	$5,811.7	$991.9	17.1%
Operating expenses:
Cost of sales(2)	495.4	290.9	204.5	70.3%
Selling and marketing	1,369.5	1,137.0	232.5	20.4%
General and administrative	208.2	174.2	34.0	19.5%
Segment contribution	$4,730.5	$4,209.6	$520.9	12.4%
Segment margin	69.5%	72.4%		(2.9)%
Segment gross margin(3)	92.7%	95.0%		(2.3)%

(1)	Includes revenues earned that were distributed through our former Anda Distribution business to third party customers.
(2)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(3)	Defined as net revenues less segment related cost of sales as a percentage of net revenues.

Zeltiq and LifeCell contributed the following to the segment in the year ended December 31, 2017 ($ in millions):

	Zeltiq	LifeCell	Combined Contribution
Net revenues	$256.8	$436.0	$692.8
Operating expenses:
Cost of sales	70.7	107.5	178.2
Selling and marketing	96.1	97.8	193.9
General and administrative	10.7	11.4	22.1

Net Revenues

The increase in net revenues in the year ended December 31, 2017 over the prior period was primarily driven by growth in Botox® Therapeutics, Facial Aesthetics and the LifeCell and Zeltiq acquisitions.

Botox® Therapeutics increased $186.2 million, or 15.7%, versus the prior year period driven by demand.

The increase in Facial Aesthetics revenues was driven in part by Botox® Cosmetics which increased $83.0 million, or 11.4%, versus the prior year period primarily due to demand growth.  Also contributing was an increase in Juvederm® Collection revenues of $54.2 million, or 12.1% versus the prior year period driven primarily by demand and an increase in market share, offset, in part, by an increase in discounts.

The decline in Azcone revenues of $51.0 million, or 23.5%, was due to genericization of the branded acne market, increased discounts to maintain formulary access and  a generic launch of Aczone 5%.

As a result of the U.S. District Court for the Eastern District of Texas issuing an adverse trial decision finding that the four asserted patents covering Restasis® (Cyclosporine Ophthalmic Emulsion) 0.05% are invalid, there is a potential risk for future declines in Restasis® revenues.

Cost of Sales

The decrease in segment gross margin was primarily the result of the LifeCell Acquisition and the Zeltiq Acquisition, which contributed lower margin products to the segment.  Excluding the LifeCell Acquisition and the Zeltiq Acquisition, segment gross margin was 94.8% in the year ended December 31, 2017, in line with 95.0% in the prior year period.

Selling and Marketing Expenses

The increase in selling and marketing expenses primarily relates to increased costs from the LifeCell Acquisition and Zeltiq Acquisition of $193.9 million as well as increased promotional costs for new products Rhofade® and Xen.  As part of the December 2017 restructuring, the resources dedicated to promoting Medical Dermatology were reduced.

General and Administrative Expenses

The increase in general and administrative expenses is primarily due to the acquisitions of LifeCell and Zeltiq and additional bad debt writeoffs of $7.9 million.

US General Medicine Segment

The following table presents top product sales and net contribution for the US General Medicine segment for the years ended December 31, 2017 and 2016 ($ in millions):

	Years Ended December 31,		Change
	2017	2016 (1)	Dollars	%
Total Central Nervous System (CNS)	$1,359.9	$1,303.6	$56.3	4.3%
Namenda XR®	452.8	627.6	(174.8)	(27.9)%
Namzaric®	130.8	57.5	73.3	127.5%
Viibryd®/Fetzima®	333.2	342.3	(9.1)	(2.7)%
Saphris®	155.2	166.8	(11.6)	(7.0)%
Vraylar™	287.8	94.3	193.5	n.m.
Namenda® IR	0.1	15.1	(15.0)	(99.3)%
Total Gastrointestinal (GI)	1,695.0	1,721.0	(26.0)	(1.5)%
Linzess®	701.1	625.6	75.5	12.1%
Asacol®/Delzicol®	195.5	360.8	(165.3)	(45.8)%
Carafate®/Sulcrate®	235.8	229.0	6.8	3.0%
Zenpep®	212.3	200.7	11.6	5.8%
Canasa®/Salofalk®	162.7	178.7	(16.0)	(9.0)%
Viberzi®	156.6	93.3	63.3	67.8%
Other GI	31.0	32.9	(1.9)	(5.8)%
Total Women's Health	1,044.2	1,179.6	(135.4)	(11.5)%
Lo Loestrin®	459.3	403.5	55.8	13.8%
Estrace® Cream	366.6	379.4	(12.8)	(3.4)%
Minastrin® 24	61.4	325.9	(264.5)	(81.2)%
Liletta®	37.6	23.3	14.3	61.4%
Other Women's Health	119.3	47.5	71.8	151.2%
Total Anti-Infectives	257.3	225.1	32.2	14.3%
Teflaro®	121.9	133.6	(11.7)	(8.8)%
Dalvance®	53.9	39.3	14.6	37.2%
Avycaz®	61.2	36.1	25.1	69.5%
Other Anti-Infectives	20.3	16.1	4.2	26.1%
Diversified Brands	1,242.6	1,366.6	(124.0)	(9.1)%
Bystolic® / Byvalson®	612.2	638.8	(26.6)	(4.2)%
Armour Thyroid	169.1	166.5	2.6	1.6%
Savella®	98.2	103.2	(5.0)	(4.8)%
Lexapro®	51.8	66.6	(14.8)	(22.2)%
Enablex®	3.6	17.1	(13.5)	(78.9)%
PacPharma	14.0	52.0	(38.0)	(73.1)%
Other Diversified Brands	293.7	322.4	(28.7)	(8.9)%
Other revenues	197.2	128.0	69.2	54.1%
Net revenues	$5,796.2	$5,923.9	$(127.7)	(2.2)%
Operating expenses:
Cost of sales(2)	843.9	879.8	(35.9)	(4.1)%
Selling and marketing	1,084.1	1,185.7	(101.6)	(8.6)%
General and administrative	177.3	174.9	2.4	1.4%
Segment contribution	$3,690.9	$3,683.5	$7.4	0.2%
Segment margin	63.7%	62.2%		1.5%
Segment gross margin(3)	85.4%	85.1%		0.3%

(1)	Includes revenues earned that were distributed through our former Anda Distribution business to third party customers.
(2)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(3)	Defined as net revenues less segment related cost of sales as a percentage of net revenues.

Net Revenues

The decrease in net revenues in the year ended December 31, 2017 over the prior period is primarily due to a decline in Diversified Brand revenues, Women’s Health revenues, and Gastrointestinal revenues versus the prior year period, offset, in part, by increases in Other Revenues and CNS revenues.

Diversified Brand revenues declined $124.0 million, or 9.1% versus the prior year period, due in part to a decline of $38.0 million in PacPharma revenues as the Company out licensed these product rights.  Included within “Other Revenues” for the year ended December 31, 2017 is an increase in royalty revenues related to these products of $30.3 million.  Also contributing to the decline in Diversified Brands is a decline in Bystolic® / Byvalson® revenues of $26.6 million, or 4.2% as a result of decreased demand, and the impact of loss of exclusivity on certain products including Enablex®. Other Diversified Brands declined $28.7 million or 8.9% due to demand declines.

Women’s Health revenues declined $135.4 million, or 11.5%, primarily due to the loss of exclusivity on Minastrin® 24.  Offsetting this decline, in part, are an increase in revenues on our new product, Taytulla® of $72.4 million and increased sales of Lo Loestrin® of 13.8% due primarily to strong demand growth and higher average selling prices.

Declines within our Gastrointestinal franchise of $26.0 million, or 1.5%, were primarily driven by a reduction in demand for Asacol® HD following the launch of an authorized generic in August 2016. Offsetting this decline, in part, is an increase in royalty revenue of $34.8 million relating to our authorized generic version of Asacol® HD, which is included within “Other Revenues”.  Further offsetting this decline was growth in Linzess® and newly launched Viberzi®.   Linzess® revenues increased $75.5 million, or 12.1%, versus the prior year period primarily due to strong demand growth.

The increase in Central Nervous System revenues of $56.3 million, or 4.3%, was driven by the launch of Vraylar™ and Namzaric® offset, in part, by the continued decline in Namenda XR® due to decreased demand and conversion to Namzaric®.

Cost of Sales

The decrease in cost of sales was the result of lower product revenues and the impact of the Company reacquiring rights on select licensed products in the year ended December 31, 2017 offset, in part by, unfavorable product mix. As part of the rights reacquired, the Company is no longer obligated to pay royalties on the specific products, which increases the Company’s segment gross margin percentage.  In the year ended December 31, 2016, royalties incurred relating to the reacquired product rights were $71.3 million.

Selling and Marketing Expenses

The decrease in selling and marketing expenses relates to headcount reductions and lower promotional costs.

General and Administrative Expenses

General and administrative expenses are in line period-over-period.

International Segment

The following table presents top product sales and net contribution for the International segment for the years ended December 31, 2017 and 2016 ($ in millions):

	Years Ended December 31,		Change
	2017	2016	$ Overall Change	$ Operational Change	$ Currency Change	% Overall Change	% Operational Change	% Currency Change
Total Eye Care	$1,282.1	$1,219.4	$62.7	$48.0	$14.7	5.1%	3.9%	1.2%
Lumigan®/Ganfort®	371.5	361.7	9.8	4.9	4.9	2.7%	1.3%	1.4%
Alphagan®/Combigan®	175.1	169.3	5.8	4.0	1.8	3.4%	2.3%	1.1%
Ozurdex®	213.4	179.0	34.4	32.4	2.0	19.2%	18.1%	1.1%
Optive®	114.1	101.9	12.2	9.5	2.7	12.0%	9.4%	2.6%
Other Eye Drops	166.9	174.3	(7.4)	(8.4)	1.0	(4.2)%	(4.8)%	0.6%
Restasis®	61.3	68.0	(6.7)	(5.9)	(0.8)	(9.9)%	(8.7)%	(1.2)%
Other Eye Care	179.8	165.2	14.6	11.5	3.1	8.8%	6.9%	1.9%
Total Medical Aesthetics	1,366.6	1,064.6	302.0	301.3	0.7	28.4%	28.3%	0.1%
Facial Aesthetics	1,104.5	902.7	201.8	202.1	(0.3)	22.4%	22.4%	0.0%
Botox® Cosmetics	557.0	480.0	77.0	83.5	(6.5)	16.0%	17.4%	(1.4)%
Juvederm® Collection	540.7	420.4	120.3	114.2	6.1	28.6%	27.1%	1.5%
Belkyra® (Kybella®)	6.8	2.3	4.5	4.4	0.1	195.7%	191.4%	4.3%
Plastic Surgery	158.6	150.7	7.9	7.3	0.6	5.2%	4.8%	0.4%
Breast Implants	156.9	149.9	7.0	6.4	0.6	4.7%	4.3%	0.4%
Earfold™	1.7	0.8	0.9	0.9	-	112.5%	112.5%	n.a.
Regenerative Medicine	16.5	-	16.5	16.5	-	n.a.	n.a.	n.a.
Alloderm®	7.5	-	7.5	7.5	-	n.a.	n.a.	n.a.
Other Regenerative Medicine	9.0	-	9.0	9.0	-	n.a.	n.a.	n.a.
Body Contouring	73.7	-	73.7	73.7	-	n.a.	n.a.	n.a.
Coolsculpting ® Systems & Add On Applicators	32.1	-	32.1	32.1	-	n.a.	n.a.	n.a.
Coolsculpting ® Consumables	41.6	-	41.6	41.6	-	n.a.	n.a.	n.a.
Skin Care	13.3	11.2	2.1	1.7	0.4	18.8%	15.2%	3.6%
Botox® Therapeutics and Other	587.4	537.3	50.1	43.6	6.5	9.3%	8.1%	1.2%
Botox® Therapeutics	357.5	323.0	34.5	30.1	4.4	10.7%	9.3%	1.4%
Asacol®/Delzicol®	50.2	53.7	(3.5)	(2.3)	(1.2)	(6.5)%	(4.3)%	(2.2)%
Constella®	21.9	17.3	4.6	4.5	0.1	26.6%	26.0%	0.6%
Other Products	157.8	143.3	14.5	11.3	3.2	10.1%	7.9%	2.2%
Other revenues	83.4	60.0	23.4	22.4	1.0	39.0%	37.3%	1.7%
Net revenues	$3,319.5	$2,881.3	$438.2	$415.3	$22.9	15.2%	14.4%	0.8%
Operating expenses:
Cost of sales(1)	478.7	418.2	60.5	55.4	5.1	14.5%	13.3%	1.2%
Selling and marketing	913.8	788.2	125.6	114.7	10.9	15.9%	14.5%	1.4%
General and administrative	120.6	117.2	3.4	2.3	1.1	2.9%	2.0%	0.9%
Segment contribution	$1,806.4	$1,557.7	$248.7	$242.9	$5.8	16.0%	15.6%	0.4%
Segment margin	54.4%	54.1%				0.3%
Segment gross margin(2)	85.6%	85.5%				0.1%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2)	Defined as net revenues less segment related cost of sales as a percentage of net revenues.

Net Revenues

The increase in net revenues in the year ended December 31, 2017 over the prior period is primarily due to the operational growth of total Facial Aesthetics, Eye Care and Botox® Therapeutics, as well as the acquisition of Zeltiq, which contributed $73.7 million of net revenues during the year ended December 31, 2017.  Within Total Eye Care, Ozurdex® increased $34.4 million, or 19.2% versus the prior year period, primarily driven by demand growth.  Within Facial Aesthetics, Juvederm® Collection revenues increased $120.3 million, or 28.6% versus the prior year period, primarily resulting from demand growth.  Botox® Cosmetics sales grew 16.0% driven by demand growth.  Botox® Therapeutics sales also grew 10.7% driven by demand growth.  International operational growth came from all regions primarily driven by Facial Aesthetics.

In the first quarter of 2017, the Company announced a realignment of its International Commercial organization. As a result of this realignment, future promotional priorities among the International portfolio as compared to the results for the year ended December 31, 2017, may shift and as such revenues by product may be impacted.

Cost of Sales

The increase in cost of sales was primarily due to the increase in net revenues.  Segment gross margins of 85.6% for the year ended December 31, 2017 remained consistent with the prior year.

Selling and Marketing Expenses

The increase in selling and marketing expenses relates to the addition of Zeltiq, which contributed spending of $39.0 million, as well as increased promotional spending associated with Ozurdex®, Botox® Cosmetics and the Juvederm® Collection and recent product launches.

General and Administrative Expenses

General and administrative expenses are in line period-over-period.

Corporate

Corporate represents the results of corporate initiatives as well as the impact of select revenues and shared costs.  The following represents the corporate amounts for the years ended December 31, 2017 and 2016 ($ in millions):

	Year Ended December 31, 2017
	Integration	Non-Acquisition Related Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Other	Revenues and Shared Costs	Total

Net revenues	$-	$-	$-	$-	$-	$21.4	$21.4
Operating expenses:
Cost of sales(1)	8.0	61.5	(183.2)	136.3	12.5	314.9	350.0
Selling and marketing	29.5	80.8	-	33.1	0.5	3.5	147.4
General and administrative	138.8	32.8	-	49.0	97.4	677.8	995.8
Contribution	$(176.3)	$(175.1)	$183.2	$(218.4)	$(110.4)	$(974.8)	$(1,471.8)

(1) Excludes amortization and impairment of acquired intangibles including product rights.
	Year Ended December 31, 2016
	Integration and Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Reclassification of Sales Distributed Through Anda to Discontinued Operations	Other	Revenues and Shared Costs	Total

Net revenues	$-	$-	$-	$(80.0)	$-	$33.7	$(46.3)
Operating expenses:		-
Cost of sales(1)	23.0	(17.4)	50.5	(78.2)	-	294.0	271.9
Selling and marketing	82.5	-	65.4	-	-	7.6	155.5
General and administrative	269.6	24.3	80.5	-	136.3	496.9	1,007.6
Contribution	$(375.1)	$(6.9)	$(196.4)	$(1.8)	$(136.3)	$(764.8)	$(1,481.3)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

Integration

In the year ended December 31, 2017, integration and restructuring charges included costs related to the integration of LifeCell and Zeltiq.  In the year ended December 31, 2016, integration and restructuring charges primarily related to the integration of the Legacy Allergan business as well as charges incurred with the terminated merger with Pfizer, Inc. of $124.9 million.

Non-Acquisition Related Restructuring

In the year ended December 31, 2017, the Company incurred restructuring charges of its internal infrastructure.  The restructuring programs included a mid-year commercial initiative as well as the December 2017 program.  As part of these initiatives, the Company has reduced its employee headcount within selling and marketing by approximately 350 as of December 31, 2017 and is reducing its employee headcount within cost of sales, selling and marketing and general and administrative by approximately 900 employees in the year ended December 31, 2018.

Fair Value Adjustments

Fair value adjustments primarily relate to changes in estimated contingent liabilities which is based on future amounts to be paid based on achievement of sales levels for the respective products.  The income recorded in the year ended December 31, 2017 primarily relates to reduced or delayed revenue forecasts for select products including Rhofade® and Liletta®.

Effect of Purchase Accounting

In the year ended December 31, 2017, the Company incurred purchase accounting effects of $131.7 million in cost of sales related to the fair value inventory step-up from the LifeCell and Zeltiq acquisitions as products were sold to the Company’s third-party customers.  In the year ended December 31, 2016, the Company incurred purchase accounting effects of $42.4 million in cost of sales primarily related to the fair value inventory step-up from the Allergan and Forest acquisitions as products were sold to the Company’s third party customers.

In the year ended December 31, 2017, the Company incurred charges related to the purchase accounting impact on stock-based compensation related to the Allergan, Forest and Zeltiq acquisitions, which increased cost of sales, selling and marketing and general and administrative expenses, including a cash stock-based compensation charge of $31.5 million associated with the Zeltiq Acquisition.  In the year ended December 31, 2016, the Company incurred charges related to the purchase accounting impact on stock-based compensation related to the Allergan and Forest acquisitions, which increased cost of sales, selling and marketing and general and administrative expenses.

Other

In the year ended December 31, 2017, general and administrative costs included legal settlement charges of $96.5 million.  In the year ended December 31, 2016, general and administrative costs included legal settlement charges of $117.3 million.

Revenues and Shared Costs

Shared costs primarily include above site and unallocated costs associated with running our global manufacturing facilities and corporate general and administrative expenses.  In the year ended December 31, 2017, the Company incurred transactional foreign exchange losses of $97.5 million versus transactional foreign exchange gains of $52.8 million, excluding mark-to-market unrealized losses for foreign currency option contracts, in the year ended December 31, 2016.

Research and Development Expenses

R&D expenses consist predominantly of personnel-related costs, active pharmaceutical ingredient costs, contract research, license and milestone fees, biostudy and facilities costs associated with product development.

R&D expenses consisted of the following components in the years ended December 31, 2017 and 2016 ($ in millions):

	Years Ended December 31,		Change
	2017	2016	Dollars	%
Ongoing operating expenses	$1,598.8	$1,433.8	$165.0	11.5%
Brand related milestone payments and upfront license payments	391.8	1,134.7	(742.9)	(65.5)%
Contingent consideration adjustments, net	50.0	(71.1)	121.1	(170.3)%
Acquisition, integration, and restructuring charges	41.2	24.5	16.7	68.2%
Acquisition accounting fair market value adjustments to stock-based compensation	18.3	53.8	(35.5)	(66.0)%
Total R&D Expenses	$2,100.1	$2,575.7	$(475.6)	(18.5)%

The increase in ongoing operating expenses in the year ended December 31, 2017 versus the prior year period is primarily due to increased product development spending primarily in the Central Nervous System and Gastrointestinal therapeutic areas coupled with higher personnel costs.

The following represents brand related milestone payments and upfront license payments in the years ended December 31, 2017 and 2016, respectively ($ in millions):

	Years Ended December 31,
	2017	2016
AstraZeneca plc	$-	$250.0
Lysosomal Therapeutics, Inc.	145.0	-
Editas Medicine, Inc.	90.0	-
Assembly Biosciences, Inc.	50.0	-
Lyndra, Inc.	15.0	-
Motus Therapeutics, Inc.	-	199.5
Chase Pharmaceuticals Corporation	-	122.9
Heptares Therapeutics, Ltd	15.0	125.0
Merck & Co.	-	100.0
Anterios, Inc.	-	89.2
Topokine Therapeutics, Inc.	-	85.8
RetroSense Therapeutics, LLC	-	59.7
Akarna Therapeutics, Ltd	39.6	48.2
Other	37.2	54.4
Total	$391.8	$1,134.7

In the year ended December 31, 2017, the adjustment to contingent consideration primarily related to the advancement of the Company’s True TearTM product and products acquired as part of the Tobira Acquisition.  In the year ended December 31, 2016, the Company had net contingent consideration income of $71.1 million primarily driven by ongoing R&D projects that were terminated based on clinical data acquired in the Allergan Acquisition, which was offset by additional contingent consideration expense relating to milestones achieved in connection with the AqueSys and Allergan Acquisitions.

Acquisition, integration and restructuring charges in the year ended December 31, 2017 includes $37.1 million of severance and restructuring costs related to a planned internal reduction of approximately 200 R&D employees and reduction of headcount due to the integration of acquired businesses.

Amortization

Amortization in the years ended December 31, 2017 and 2016 was as follows:

	Years Ended December 31,		Change
($ in millions)	2017	2016	Dollars	%
Amortization	$7,197.1	$6,470.4	$726.7	11.2%

Amortization for the year ended December 31, 2017 increased as compared to the prior period primarily as a result of amortization related to the acquired LifeCell and Zeltiq products of $172.0 million, an increase in amortization for Restasis® based on a revised estimated useful life subsequent to the impairment charge taken in the quarter ended September 30, 2017, as well as amortization from approved products during the year ended December 31, 2016 and the year ended December 31, 2017.

IPR&D Impairments and Asset Sales and Impairments, Net

IPR&D impairments and Asset sales and impairments, net consisted of the following components in the years ended December 31, 2017 and 2016:

	Years Ended December 31,		Change
($ in millions)	2017	2016	Dollars	%
Asset sales and impairments, net	$3,927.7	$5.0	$3,922.7	n.m.
IPR&D impairments	1,452.3	743.9	708.4	95.2%

In the year ended December 31, 2017 the Company recorded the following significant impairments:

•

The U.S. District Court for the Eastern District of Texas issued an adverse trial decision finding that the four asserted patents covering Restasis® (Cyclosporine Ophthalmic Emulsion) 0.05% are invalid.   As a result of our review of all potential scenarios relating to these assets and our assessment of the decreased likelihood of revenue extending through the full patent term of 2024, the Company recognized an impairment of $3,230.0 million related to Restasis® as well as $170.0 million related to other Dry Eye IPR&D assets obtained in the Allergan acquisition;

•

The Company impaired the intangible asset related to Aczone® by $646.0 million as a result of recent market dynamics, including erosion in the brand acne market, an anticipated decline in the market outlook, and recent generic entrants;

•	The Company impaired a CNS IPR&D project obtained as part of the Allergan acquisition by $486.0 million related to an anticipated approval delay due to certain product specifications;
•

The Company impaired an IPR&D asset acquired as part of the Warner Chilcott acquisition by $278.0 million, due to a termination of a launch of a women’s healthcare project due to a decrease in product demand;

•	The Company impaired an IPR&D eye care project obtained as part of the Allergan acquisition by $209.0 million due to an anticipated delay in launch;
•

The Company terminated its License, Transfer and Development Agreement for SER-120 (nocturia) with Serenity Pharmaceuticals, LLC. As a result of this termination, the Company recorded an impairment of $140.0 million on the IPR&D intangible asset obtained as part of the Allergan acquisition;

•	The Company impaired a women’s healthcare IPR&D project by $91.3 million based on the Company’s intention to divest the non-strategic asset; and
•	The Company impaired an IPR&D medical aesthetics project obtained as part of the Allergan acquisition by $29.0 million.

In the year ended December 31, 2016 the Company recorded the following significant impairments:

•

The Company recognized approximately $210.0 million in impairments relating to a urology product acquired in the Allergan Acquisition due to clinical data not supporting continuation of the R&D study.  This impairment was offset, in part, by a reduction of  the contingent liability of $186.0 million which reduced overall R&D expenses;

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

•	The Company recognized approximately $42.0 million in IPR&D impairments on a gastroenterology project based on the lack of future availability of active pharmaceutical ingredients;

•	The Company recognized approximately $190.0 million in IPR&D impairments due to the termination of an osteoarthritis R&D project due to clinical results;
•	The Company impaired IPR&D assets relating to an international eye care pipeline project of $35.0 million based on a decrease in projected cash flows due to market conditions;
•	The Company impaired IPR&D assets of $40.0 million for a Botox® premature ejaculation product based on a decrease in projected cash flows; and

•	The Company recognized $24.0 million in IPR&D impairments relating to the termination of a women’s healthcare R&D project due to clinical results.

Asset sales and impairments, net in the year ended December 31, 2016, included the gain on the sale of certain investments, offset in part by the impairment of intellectual property for Nuvessa® based on revised cash flow forecasts.

Interest Income

Interest income in the years ended December 31, 2017 and 2016 was as follows:

	Years Ended December 31,		Change
($ in millions)	2017	2016	Dollars	%
Interest income	$67.7	$69.9	$(2.2)	(3.1)%

Interest income represents interest earned on cash and cash equivalents and marketable securities held during the respective periods.

Interest Expense

Interest expense consisted of the following components in the years ended December 31, 2017 and 2016:

	Years Ended December 31,		Change
($ in millions)	2017	2016	Dollars	%
Fixed Rate Notes	$1,030.5	$1,140.0	$(109.5)	(9.6)%
Floating Rate Notes	25.9	21.7	4.2	19.4%
Euro Denominated Notes	19.8	-	19.8	n.a.
Term Loan Indebtedness	-	116.2	(116.2)	(100.0)%
Revolving Credit Facility	-	2.6	(2.6)	(100.0)%
Other	19.4	15.1	4.3	28.5%
Interest expense	$1,095.6	$1,295.6	$(200.0)	(15.4)%

Interest expense in the year ended December 31, 2017 decreased versus the year ended December 31, 2016 due to the pay down of term loan indebtedness with use of proceeds received in the Teva Transaction as well as scheduled maturities and early debt extinguishment of senior secured notes.

Other (Expense) / Income, Net

Other (expense) / income, net consisted of the following components in the years ended December 31, 2017 and 2016:

	Years Ended December 31,		Change
($ in millions)	2017	2016	Dollars	%
Teva Share Activity	$(3,269.3)	$-	$(3,269.3)	n.a.
Debt extinguishment costs as part of the debt tender offer	(161.6)	-	(161.6)	n.a.
Debt extinguishment other	(27.6)	-	(27.6)	n.a.
Other-than-temporary impairments	(26.1)	-	(26.1)	n.a.
Dividend income	85.2	68.2	17.0	24.9%
Naurex recovery	20.0	-	20.0	n.a.
Forward sale of Teva shares	(62.9)	-	(62.9)	n.a.
Pfizer termination fee (Allergan plc only)	-	150.0	(150.0)	(100.0)%
Other (expense) / income, net	5.0	1.0	4.0	400.0%
Other (expense) / income, net	$(3,437.3)	$219.2	$(3,656.5)	(1,668.1)%

Teva Share Activity

During the year ended December 31, 2017, the Company recorded the following movements in its investment in Teva securities (defined herein as "Teva Share Activity") as follows ($ in millions except per share information):

in million except per share amounts	Shares	Cost Basis	Market Price	Discount	Movement in the Value of Marketable Securities	Unrealized Gain / (Loss) as a Component of Other Comprehensive Income	Gain / (Loss) Recognized in Other Income (Expense), Net
Teva securities as of December 31, 2016	100.3	$53.39	$36.25	5.4%	$3,439.2	$(1,599.4)	$-
Other-than-temporary impairment recognized at March 31, 2017	100.3	$32.09	$32.09	4.9%	$(378.6)	$1,599.4	$(1,978.0)
Other-than-temporary impairment recognized at September 30, 2017	100.3	$17.60	$17.60	0.0%	$(1,295.5)	$-	$(1,295.5)
Sales during the twelve months ended December 31, 2017	(4.4)	n.a.	n.a.	0.0%	$(76.7)	$-	$4.2
Other fair value movements in the twelve months ended December 31, 2017	95.9	$17.60	$18.95	0.0%	$129.3	$129.3	$-
Teva securities as of and for the twelve months ended December 31, 2017	95.9	$17.60	$18.95	0.0%	$1,817.7	$129.3	$(3,269.3)

As of December 31, 2017, the Company owned 95.9 million Teva ordinary shares, which are subject to changes in value based on the price of Teva shares.  Subsequent to December 31, 2017, the Company has sold an additional 6.3 million Teva ordinary shares for $127.9 million.

Forward Sale of Teva Shares

In the year ended December 31, 2017, the Company recorded a $62.9 million loss on the fair value of the derivative for the forward sale of  25.0 million Teva securities.  The ASR was settled on January 12, 2018 for $413.3 million.

On February 13, 2018, the Company entered into additional forward sale transactions under which we sold approximately 25.0 million Teva shares.  The value of the shares will be based on the volume weighted average price of Teva shares plus a premium and is expected to settle during the second quarter of 2018. As a result of the transaction, the Company received 80% of the proceeds, or approximately $372.0 million, with the remainder of the proceeds being delivered upon settlement.

Debt Extinguishment Costs as Part of the Debt Tender Offer

In the year ended December 31, 2017, the Company repaid $2,843.3 million of senior notes.  As a result of the extinguishment, the Company recognized a loss of $161.6 million, within “Other (expense) / income” for the early tender payment and non-cash write-off of premiums and debt fees related to the repurchased notes, including $170.5 million of a make-whole premium.

Debt Extinguishment Other

In the year ended December 31, 2017, the Company repaid $750.0 million of senior notes due in the year ending December 31, 2019.  As a result of the extinguishment, the Company recognized a loss of $27.6 million, within “Other (expense) / income” for the early payment and non-cash write-off of premiums and debt fees related to the repaid notes, including $35.1 million of a make-whole premium.

Other-than-temporary Impairments

The Company recorded other-than-temporary impairment charges on other equity investments and cost method investments of $26.1 million in the year ended December 31, 2017.

Dividend Income

As a result of the Teva Transaction, the Company acquired 100.3 million Teva ordinary shares.  During the years ended December 31, 2017 and 2016, the Company received dividend income of $85.2 million and $68.2 million, respectively.

Naurex Recovery

On August 28, 2015, the Company acquired certain products in early stage development of Naurex, Inc. in an all-cash transaction, which was accounted for as an asset acquisition.  The Company received a purchase price reduction of $20.0 million in the year ended December 31, 2017 based on the settlement of an open contract dispute.

Pfizer Termination Fee

In the year ended December 31, 2016, the Company received a payment of $150.0 million from Pfizer Inc. (“Pfizer”) for reimbursement of expenses associated with the termination of a merger agreement between the Company and Pfizer which is reported as other income.

(Benefit) for Income Taxes

(Benefit) for income taxes in the years ended December 31, 2017 and 2016 was as follows:

	Years Ended December 31,		Change
($ in millions)	2017	2016	Dollars	%
(Benefit) for income taxes	$(6,670.4)	$(1,897.0)	$(4,773.4)	251.6%
Effective tax rate	(64.2)%	(67.0)%

The Company’s effective tax rate for the twelve months ended December 31, 2017 was a benefit of (64.2%) compared to a benefit of (67.0%) for the twelve months ended December 31, 2016. The reconciliations between the statutory Irish tax rates for Allergan plc and the effective income tax rates were as follows:

	Allergan plc
	Years Ended December 31,
	2017	2016
Statutory rate	(12.5)%	(12.5)%
Earnings subject to U.S. taxes (1) (2)	(17.8)%	(37.5)%
Earnings subject to rates different than the statutory rate (1)(2)	2.5%	(18.3)%
Impact of tax reform (3)	(27.2)%	0.0%
Tax reserves and audit outcomes	0.4%	(0.7)%
Non-deductible expenses	0.2%	3.1%
Impact of acquisitions and reorganizations (4)	(9.3)%	3.1%
Tax credits and U.S. manufacturing deduction	(1.5)%	(3.1)%
Rate changes (5)	(1.2)%	(7.4)%
Valuation allowances (6)	2.2%	6.5%
Other	0.0%	(0.2)%
Effective income tax rate	(64.2)%	(67.0)%

The material drivers of the period-over-period tax rate movements are as follows:

(1)	The benefit to the 2017 effective tax rate was lower as compared to 2016 due to proportionately fewer losses in jurisdictions with tax rates higher than the Irish statutory rate.
(2)

In 2017, the Company recorded amortization expense of $7.20 billion and impairment charges of $8.65 billion, including Teva Share Activity. A significant portion of these amounts were incurred in jurisdictions with tax rates higher than the Irish statutory rate resulting in a net $1,262.2 million favorable impact on the 2017 effective tax rate.

(3)

As part of the enactment of the TCJA, the Company recorded a provisional net deferred tax benefit of $2.8 billion related to the change in tax rates applicable to our deferred tax liabilities, the net reversal of amounts previously accrued for taxes on unremitted earnings of certain non-U.S. subsidiaries and the tax on the deemed repatriation of the Deferred Foreign Earnings of certain non-U.S. subsidiaries (toll charge). These provisional amounts will be finalized in 2018 or upon the finalization of the 2018 financial results. See Note 18 to the Consolidated Financial Statements for additional details on the TCJA.

(4)

In 2017, the Company recorded a tax benefit of $895.3 million for deferred taxes related to basis differences in investments expected to reverse at tax rates different than were initially recorded. This resulted in a more favorable impact on the effective tax rate as compared to 2016.

(5)	As a result of changes in tax rates applied to the Company’s deferred tax liabilities in France and U.S. states, the Company recorded a benefit of $128.1 million.
(6)

In 2017, the Company recorded a valuation allowance of $230.1 million related to capital losses and foreign tax credit carryforwards not expected to be realized. The amount was mostly offset by benefits recorded in 2017 for these capital losses and foreign tax credits.

YEAR ENDED DECEMBER 31, 2016 COMPARED TO 2015

Results of operations, including segment net revenues, segment operating expenses and segment contribution consisted of the following for the years ended December 31, 2016 and 2015 ($ in millions):

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

No country outside of the United States represented ten percent or more of net revenues. The US Specialized Therapeutics and US General Medicine segments were comprised solely of sales within the United States.

The following table presents global net revenues for the top products of the Company for the years ended December 31, 2016 and 2015 ($ in millions):

	Year Ended December 31, 2016					Year Ended December 31, 2015					Change
	US Specialized Therapeutics	US General Medicine	International	Corporate	Total	US Specialized Therapeutics	US General Medicine	International	Corporate	Total	Dollars	Percentage
Botox®	$1,983.2	$-	$803.0	$-	$2,786.2	$1,386.4	$-	$584.4	$-	$1,970.8	$815.4	41.4%
Restasis®	1,419.5	-	68.0	-	1,487.5	999.6	-	48.2	-	1,047.8	439.7	42.0%
Juvederm® Collection **	446.9	-	420.4	-	867.3	304.4	-	269.5	-	573.9	293.4	51.1%
Lumigan®/Ganfort®	326.4	-	361.7	-	688.1	260.7	-	283.4	-	544.1	144.0	26.5%
Linzess®/Constella®	-	625.6	17.3	-	642.9	-	454.8	4.5	-	459.3	183.6	40.0%
Bystolic® / Byvalson®	-	638.8	1.7	-	640.5	-	644.8	1.3	-	646.1	(5.6)	(0.9)%
Namenda XR®	-	627.6	-	-	627.6	-	759.3	-	-	759.3	(131.7)	(17.3)%
Alphagan®/Combigan®	376.6	-	169.3	-	545.9	285.0	-	126.1	-	411.1	134.8	32.8%
Asacol®/Delzicol®	-	360.8	53.7	-	414.5	-	552.9	65.5	-	618.4	(203.9)	(33.0)%
Lo Loestrin®	-	403.5	-	-	403.5	-	346.5	3.1	-	349.6	53.9	15.4%
Estrace® Cream	-	379.4	-	-	379.4	-	326.2	-	-	326.2	53.2	16.3%
Eye Drops	186.5	-	276.2	-	462.7	177.0	-	220.6	-	397.6	65.1	16.4%
Breast Implants	206.0	-	149.9	-	355.9	175.0	-	125.5	-	300.5	55.4	18.4%
Viibryd®/Fetzima®	-	342.3	-	-	342.3	-	327.6	-	-	327.6	14.7	4.5%
Minastrin® 24	-	325.9	1.4	-	327.3	-	272.4	0.6	-	273.0	54.3	19.9%
Ozurdex ®	84.4	-	179.0	-	263.4	56.1	-	112.3	-	168.4	95.0	56.4%
Carafate ® / Sulcrate ®	-	229.0	2.4	-	231.4	-	213.1	-	-	213.1	18.3	8.6%
Aczone®	217.3	-	-	-	217.3	170.8	-	-	-	170.8	46.5	27.2%
Zenpep®	-	200.7	-	-	200.7	-	167.4	-	-	167.4	33.3	19.9%
Canasa®/Salofalk®	-	178.7	17.7	-	196.4	-	137.1	18.5	-	155.6	40.8	26.2%
Saphris®	-	166.8	-	-	166.8	-	186.7	-	-	186.7	(19.9)	(10.7)%
Armour Thyroid	-	166.5	-	-	166.5	-	130.8	-	-	130.8	35.7	27.3%
Teflaro®	-	133.6	-	-	133.6	-	137.6	-	-	137.6	(4.0)	(2.9)%
Rapaflo®	116.6	-	5.8	-	122.4	115.2	-	10.9	-	126.1	(3.7)	(2.9)%
SkinMedica®	108.3	-	-	-	108.3	76.6	-	-	-	76.6	31.7	41.4%
Savella®	-	103.2	-	-	103.2	-	106.4	-	-	106.4	(3.2)	(3.0)%
Tazorac®	95.5	-	0.8	-	96.3	92.3	-	1.4	-	93.7	2.6	2.8%
Vraylar™	-	94.3	-	-	94.3	-	-	-	-	-	94.3	n.a.
Viberzi®	-	93.3	-	-	93.3	-	12.3	-	-	12.3	81.0	n.m.
Latisse®	77.9	-	8.5	-	86.4	63.2	-	10.0	-	73.2	13.2	18.0%
Lexapro®	-	66.6	-	-	66.6	-	71.6	-	-	71.6	(5.0)	(7.0)%
Namzaric®	-	57.5	-	-	57.5	-	11.2	-	-	11.2	46.3	n.m.
Kybella® / Belkyra®	50.2	-	2.3	-	52.5	3.2	-	-	-	3.2	49.3	n.m.
Dalvance®	-	39.3	-	-	39.3	-	16.8	-	-	16.8	22.5	133.9%
Avycaz®	-	36.1	-	-	36.1	-	22.6	-	-	22.6	13.5	59.7%
Liletta®	-	23.3	-	-	23.3	-	14.8	-	-	14.8	8.5	57.4%
Enablex®	-	17.1	-	-	17.1	-	69.2	-	-	69.2	(52.1)	(75.3)%
Namenda® IR	-	15.1	-	-	15.1	-	556.3	-	-	556.3	(541.2)	(97.3)%
Other	116.4	598.9	342.2	33.7	1,091.2	144.3	800.0	301.5	10.0	1,255.8	(164.6)	(13.1)%
Less product sold through our former Anda Distribution business	n.a.	n.a.	n.a.	(80.0)	(80.0)	n.a.	n.a.	n.a.	(157.4)	(157.4)	77.4	(49.2)%
Total net revenues	$5,811.7	$5,923.9	$2,881.3	$(46.3)	$14,570.6	$4,309.8	$6,338.4	$2,187.3	$(147.4)	$12,688.1	$1,882.5	14.8%
** Sales of fillers including Juvederm, Voluma and other fillers are referred to herein as the "Juvederm® Collection".

US Specialized Therapeutics Segment

The following table presents top product sales and net contribution for the US Specialized Therapeutics segment for the years ended December 31, 2016 and 2015 ($ in millions):

	Years Ended December 31,		Change
	2016 (1)	2015 (1)	Dollars	%
Total Eye Care	$2,437.7	$1,831.3	$606.4	33.1%
Restasis®	1,419.5	999.6	419.9	42.0%
Alphagan®/Combigan®	376.6	285.0	91.6	32.1%
Lumigan®/Ganfort®	326.4	260.7	65.7	25.2%
Ozurdex®	84.4	56.1	28.3	50.4%
Eye Drops	186.5	177.0	9.5	5.4%
Other Eye Care	44.3	52.9	(8.6)	(16.3)%
Total Medical Aesthetics	1,622.9	1,145.0	477.9	41.7%
Facial Aesthetics	1,226.3	817.8	408.5	50.0%
Botox® Cosmetics	729.2	510.2	219.0	42.9%
Juvederm® Collection	446.9	304.4	142.5	46.8%
Kybella®	50.2	3.2	47.0	n.m.
Plastic Surgery	210.4	187.4	23.0	12.3%
Breast Implants	206.0	175.0	31.0	17.7%
Other Plastic Surgery	4.4	12.4	(8.0)	(64.5)%
Skin Care	186.2	139.8	46.4	33.2%
SkinMedica®	108.3	76.6	31.7	41.4%
Latisse®	77.9	63.2	14.7	23.3%
Total Medical Dermatology	396.5	355.9	40.6	11.4%
Aczone®	217.3	170.8	46.5	27.2%
Tazorac®	95.5	92.3	3.2	3.5%
Botox® Hyperhidrosis	65.2	52.5	12.7	24.2%
Other Medical Dermatology	18.5	40.3	(21.8)	(54.1)%
Total Neuroscience and Urology	1,306.3	938.9	367.4	39.1%
Botox® Therapeutics	1,188.8	823.7	365.1	44.3%
Rapaflo®	116.6	115.2	1.4	1.2%
Other Neuroscience and Urology	0.9	-	0.9	n.a.
Other revenues	48.3	38.7	9.6	24.8%
Net revenues	$5,811.7	$4,309.8	$1,501.9	34.8%
Operating expenses:
Cost of sales(2)	290.9	235.8	55.1	23.4%
Selling and marketing	1,137.0	772.8	364.2	47.1%
General and administrative	174.2	68.3	105.9	155.1%
Segment contribution	$4,209.6	$3,232.9	$976.7	30.2%
Segment margin	72.4%	75.0%		(2.6)%
Segment gross margin(3)	95.0%	94.5%		0.5%

(1)	Includes revenues earned that were distributed through our former Anda Distribution business prior to October 3, 2016 to third party customers.
(2)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(3)	Defined as net revenues less segment related cost of sales as a percentage of net revenues.

Net Revenues

The increase in net revenues is primarily due to a full year contribution from the Allergan Acquisition versus nine and a half months in the prior year. In addition, the Company acquired the rights to Kybella®, a facial aesthetic product indicated for submental fullness, in 2015, and launched the product in the fourth quarter of that year. The Company has continued to realize strong organic growth from these products acquired from Allergan, including Restasis®, Ozurdex®, Botox®, our Juvederm® Collection and the SkinMedica® line.

Cost of Sales

The increase in cost of sales was due to a full year contribution from the Allergan Acquisition versus nine and a half months in the prior year.

Selling and Marketing Expenses

The increase in selling and marketing expenses was primarily due to a full year contribution from the Allergan Acquisition versus nine and a half months in the prior year, as well as increases in selling and marketing efforts for Kybella®, Restasis®, Botox® Cosmetics, our Juvederm® Collection, and Botox® Therapeutics.

General and Administrative Expenses

The increase in general and administrative expenses was primarily due to a full year contribution from the Allergan Acquisition versus nine and a half months in the prior year and an increase due to the Company’s then new operating management structure wherein more costs are directly supporting the operating segments versus corporate functions. Consequently, general and administrative expenses increased as a result of this change.  In addition, there was also a period over period increase in compensation costs.

US General Medicine Segment

The following table presents top product sales and net contribution for the US General Medicine segment for the years ended December 31, 2016 and 2015 ($ in millions):

	Years Ended December 31,		Change
	2016 (1)	2015 (1)	Dollars	%
Total Central Nervous System (CNS)	$1,303.6	$1,841.1	$(537.5)	(29.2)%
Namenda XR®	627.6	759.3	(131.7)	(17.3)%
Namzaric®	57.5	11.2	46.3	n.m.
Viibryd®/Fetzima®	342.3	327.6	14.7	4.5%
Saphris®	166.8	186.7	(19.9)	(10.7)%
Vraylar™	94.3	-	94.3	n.a.
Namenda® IR	15.1	556.3	(541.2)	(97.3)%
Total Gastrointestinal (GI)	1,721.0	1,575.3	145.7	9.2%
Linzess®	625.6	454.8	170.8	37.6%
Asacol®/Delzicol®	360.8	552.9	(192.1)	(34.7)%
Carafate®/Sulcrate®	229.0	213.1	15.9	7.5%
Zenpep®	200.7	167.4	33.3	19.9%
Canasa®/Salofalk®	178.7	137.1	41.6	30.3%
Viberzi®	93.3	12.3	81.0	n.m.
Other GI	32.9	37.7	(4.8)	(12.7)%
Total Women's Health	1,179.6	998.0	181.6	18.2%
Lo Loestrin®	403.5	346.5	57.0	16.5%
Estrace® Cream	379.4	326.2	53.2	16.3%
Minastrin® 24	325.9	272.4	53.5	19.6%
Liletta®	23.3	14.8	8.5	57.4%
Other Women's Health	47.5	38.1	9.4	24.7%
Total Anti-Infectives	225.1	188.8	36.3	19.2%
Teflaro®	133.6	137.6	(4.0)	(2.9)%
Dalvance®	39.3	16.8	22.5	133.9%
Avycaz®	36.1	22.6	13.5	59.7%
Other Anti-Infectives	16.1	11.8	4.3	36.4%
Diversified Brands	1,366.6	1,649.2	(282.6)	(17.1)%
Bystolic® / Byvalson®	638.8	644.8	(6.0)	(0.9)%
Armour Thyroid	166.5	130.8	35.7	27.3%
Savella®	103.2	106.4	(3.2)	(3.0)%
Lexapro®	66.6	71.6	(5.0)	(7.0)%
Enablex®	17.1	69.2	(52.1)	(75.3)%
PacPharma	52.0	82.1	(30.1)	(36.7)%
Other Diversified Brands	322.4	544.3	(221.9)	(40.8)%
Other revenues	128.0	86.0	42.0	48.8%
Net revenues	$5,923.9	$6,338.4	$(414.5)	(6.5)%
Operating expenses:
Cost of sales(2)	879.8	909.5	(29.7)	(3.3)%
Selling and marketing	1,185.7	1,194.7	(9.0)	(0.8)%
General and administrative	174.9	105.3	69.6	66.1%
Segment contribution	$3,683.5	$4,128.9	$(445.4)	(10.8)%
Segment margin	62.2%	65.1%		(2.9)%
Segment gross margin(3)	85.1%	85.7%		(0.6)%

(1)	Includes revenues earned that were distributed through our former Anda Distribution business prior to October 3, 2016 to third party customers.

(2)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(3)	Defined as net revenues less segment related cost of sales as a percentage of net revenues.

Net Revenues

The decrease in net revenues was primarily driven by the loss of exclusivity on Namenda® IR, which declined $541.2 million, or 97.3%, versus the prior year period. Namenda XR® contributed revenues of $627.6 million in the year ended December 31, 2016, a decline of $131.7 million, or 17.3%, versus the prior year period due to a decline in average net selling price to maintain strong formulary coverage, coupled with a decline in demand. The launches of Namzaric® and Vraylar™ partially offset the impact of the decline of Namenda® IR and Namenda XR®.

Growth within our Gastrointestinal franchise was primarily driven by Linzess® and newly launched Viberzi®.  Linzess® revenues increased $170.8 million, or 37.6%, versus the prior year period primarily due to strong demand growth and price appreciation.  The Asacol® / Delzicol® franchise revenues decreased $192.1 million, or 34.7%, due in part to a reduction in demand as a result of lower promotion and some loss in formulary coverage.  In addition, an authorized generic of Asacol® HD was launched in August of 2016. Offsetting this decline, in part, is royalty revenue of $45.5 million relating to our authorized generic version of Asacol® HD, which is included within “Other Revenues”.

Our Women’s Healthcare franchise increased $181.6 million, or 18.2%, versus the prior year period.  Lo Loestrin® increased 16.5% due to strong demand growth and modest net price appreciation. Estrace® Cream increased 16.3% as a result of net price appreciation and demand growth. Minastrin® 24 increased 19.6% primarily as a result of net price appreciation.

The decline in Diversified Brands revenues was primarily due to loss of exclusivity on certain products and to product divestitures.

Cost of Sales

The decrease in cost of sales was primarily due to a decline in product revenues as well as an unfavorable product mix, including increased sales of products that are royalty bearing.  Segment gross margins declined to 85.1% for the year ended December 31, 2016 compared to 85.7% for the year ended December 31, 2015.

Selling and Marketing Expenses

A modest decrease in selling and marketing expenses was attributable to the overall decline in revenues offset, in part, by redeployment of promotional efforts to key growth brands, including newly launched products Viberzi® and Vraylar™.

General and Administrative Expenses

The increase in general and administrative expenses was a result of the Company’s then new operating management structure wherein more costs were directly supporting the operating segments versus corporate functions. Consequently, general and administrative expenses increased as a result of this change.  In addition, there was also a period over period increase in compensation costs.

International Segment

The following table presents top product sales and net contribution for the International segment for the years ended December 31, 2016 and 2015 ($ in millions):

	Years Ended December 31,		Change
	2016	2015	$ Overall Change	$ Operational Change	$ Currency Change	% Overall Change	% Operational Change	% Currency Change
Total Eye Care	$1,219.4	$918.7	$300.7	$329.3	$(28.6)	32.7%	35.8%	(3.1)%
Lumigan®/Ganfort®	361.7	283.4	78.3	86.0	(7.7)	27.6%	30.3%	(2.7)%
Alphagan®/Combigan®	169.3	126.1	43.2	46.8	(3.6)	34.3%	37.1%	(2.9)%
Ozurdex®	179.0	112.3	66.7	69.1	(2.4)	59.4%	61.5%	(2.1)%
Optive®	101.9	76.9	25.0	26.9	(1.9)	32.5%	35.0%	(2.5)%
Other Eye Drops	174.3	143.7	30.6	35.8	(5.2)	21.3%	24.9%	(3.6)%
Restasis®	68.0	48.2	19.8	21.9	(2.1)	41.1%	45.4%	(4.4)%
Other Eye Care	165.2	128.1	37.1	42.8	(5.7)	29.0%	33.4%	(4.4)%
Total Medical Aesthetics	1,064.6	756.3	308.3	331.3	(23.0)	40.8%	43.8%	(3.0)%
Facial Aesthetics	902.7	619.8	282.9	303.7	(20.8)	45.6%	49.0%	(3.4)%
Botox® Cosmetics	480.0	350.3	129.7	141.2	(11.5)	37.0%	40.3%	(3.3)%
Juvederm® Collection	420.4	269.5	150.9	160.2	(9.3)	56.0%	59.4%	(3.5)%
Belkyra® (Kybella®)	2.3	-	2.3	2.3	-	n.a.	n.a.	n.a.
Plastic Surgery	150.7	125.6	25.1	27.2	(2.1)	20.0%	21.7%	(1.7)%
Breast Implants	149.9	125.5	24.4	26.5	(2.1)	19.4%	21.1%	(1.7)%
Earfold™	0.8	0.1	0.7	0.7	-	n.m.	n.a.	n.a.
Skin Care	11.2	10.9	0.3	0.4	(0.1)	2.8%	3.7%	(0.9)%
Botox® Therapeutics and Other	537.3	453.7	83.6	100.0	(16.4)	18.4%	22.0%	(3.6)%
Botox® Therapeutics	323.0	234.1	88.9	96.6	(7.7)	38.0%	41.3%	(3.3)%
Asacol®/Delzicol®	53.7	65.5	(11.8)	(7.5)	(4.3)	(18.0)%	(11.5)%	(6.6)%
Constella®	17.3	4.5	12.8	13.4	(0.6)	n.m.	n.m.	(13.3)%
Other Products	143.3	149.6	(6.3)	(2.5)	(3.8)	(4.2)%	(1.7)%	(2.5)%
Other revenues	60.0	58.6	1.4	1.4	-	2.4%	n.a.	n.a.
Net revenues	$2,881.3	$2,187.3	$694.0	$762.0	$(68.0)	31.7%	34.8%	(3.1)%
Operating expenses:
Cost of sales(1)	418.2	350.9	67.3	77.2	(9.9)	19.2%	22.0%	(2.8)%
Selling and marketing	788.2	569.2	219.0	236.8	(17.8)	38.5%	41.6%	(3.1)%
General and administrative	117.2	107.6	9.6	13.6	(4.0)	8.9%	12.6%	(3.7)%
Segment contribution	$1,557.7	$1,159.6	$398.1	$434.4	$(36.3)	34.3%	37.5%	(3.1)%
Segment margin	54.1%	53.0%				1.1%
Segment gross margin(2)	85.5%	84.0%				1.5%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2)	Defined as net revenues less segment related cost of sales as a percentage of net revenues.

Net Revenues

The increase in net revenues was primarily due to the contribution from the Allergan Acquisition, which contributed a full year in 2016 as opposed to nine and a half months in 2015. The Company has continued to experience strong organic growth in the Facial Aesthetics, Botox Therapeutics and Eye Care franchises.

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

Corporate

Corporate represents the results of corporate initiatives as well as the impact of select revenues and shared costs.  The following represents the corporate amounts for the years ended December 31, 2016 and 2015 ($ in millions):

	Year Ended December 31, 2016
	Integration and Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Reclassification of Sales Distributed Through Anda to Discontinued Operations	Other	Revenues and Shared Costs	Total

Net revenues	$-	$-	$-	$(80.0)	$-	$33.7	$(46.3)
Operating expenses:
Cost of sales(1)	23.0	(17.4)	50.5	(78.2)	-	294.0	271.9
Selling and marketing	82.5	-	65.4	-	-	7.6	155.5
General and administrative	269.6	24.3	80.5	-	136.3	496.9	1,007.6
Contribution	$(375.1)	$(6.9)	$(196.4)	$(1.8)	$(136.3)	$(764.8)	$(1,481.3)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

	Year Ended December 31, 2015
	Integration and Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Reclassification of Sales Distributed Through Anda to Discontinued Operations	Other	Revenues and Shared Costs	Total

Net revenues	$-	$-	$-	$(157.4)	$3.8	$6.2	$(147.4)
Operating expenses:
Cost of sales(1)	53.0	58.5	1,180.0	(146.9)	0.1	110.9	1,255.6
Selling and marketing	96.9	-	130.3	-	(1.7)	2.9	228.4
General and administrative	517.0	(0.5)	322.4	-	93.1	503.2	1,435.2
Contribution	$(666.9)	$(58.0)	$(1,632.7)	$(10.5)	$(87.7)	$(610.8)	$(3,066.6)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

In the year ended December 31, 2016, integration and restructuring charges primarily related to the integration of the Legacy Allergan business as well as charges incurred with the terminated merger with Pfizer, Inc. of $124.9 million. In the year ended December 31, 2016, the Company incurred purchase accounting effects of $42.4 million in cost of sales primarily related to the fair value inventory step-up from the Allergan and Forest acquisitions as products were sold to the Company’s third-party customers. The Company also incurred charges related to the purchase accounting impact on stock-based compensation related to the Allergan and Forest acquisitions, which increased cost of sales, selling and marketing and general and administrative expenses.  In the year ended December 31, 2016 general and administrative costs included legal settlement charges of $117.3 million.

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

In the year ended December 31, 2015, integration and restructuring charges were primarily related to the integration of the Legacy Allergan business, as well as the Forest Acquisition.  In the year ended December 31, 2015, the Company incurred $1,151.4 million in cost of sales primarily related to the fair value inventory step-up from the Allergan Acquisition and the Forest Acquisition as products were sold to the Company’s third-party customers. The Company also incurred charges related to the purchase accounting impact on stock-based compensation related to the Allergan, Kythera, and Forest acquisitions, which increased cost of sales, selling and marketing and general and administrative expenses. In the year ended December 31, 2015, other expenses included the impact of legal settlement reserves.  In addition, in the year ended December 31, 2015, the Company incurred mark-to-market unrealized losses for foreign currency option contracts that were entered into to offset future exposure to movements in currencies.

Research and Development Expenses

R&D expenses consist predominantly of personnel-related costs, active pharmaceutical ingredient costs, contract research, license and milestone fees, biostudy and facilities costs associated with product development.

R&D expenses consisted of the following components in the years ended December 31, 2016 and 2015 ($ in millions):

	Years Ended December 31,		Change
	2016	2015	Dollars	%
Ongoing operating expenses	$1,433.8	$1,116.8	$317.0	28.4%
Brand related milestone payments and upfront license payments	1,134.7	950.4	184.3	19.4%
Acquisition accounting fair market value adjustments to stock-based compensation	53.8	150.9	(97.1)	(64.3)%
Acquisition, integration, and restructuring charges	24.5	102.7	(78.2)	(76.1)%
Contingent consideration adjustments, net	(71.1)	37.7	(108.8)	(288.6)%
Total R&D Expenses	$2,575.7	$2,358.5	$217.2	9.2%

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

The following represents brand related milestone payments and upfront license payments in the years ended December 31, 2016 and 2015, respectively ($ in millions):

	Years Ended December 31,
	2016	2015
AstraZeneca plc	$250.0	$-
Motus Therapeutics, Inc.	199.5	-
Chase Pharmaceuticals Corporation	122.9	-
Heptares Therapeutics, Ltd	125.0	-
Merck & Co.	100.0	250.0
Anterios, Inc.	89.2	-
Topokine Therapeutics, Inc.	85.8	-
RetroSense Therapeutics, LLC	59.7	-
Akarna Therapeutics, Ltd	48.2	-
Naurex, Inc.	-	571.7
Mimetogen Pharmaceuticals, Inc.	-	50.0
Other	54.4	78.7
Total	$1,134.7	$950.4

In the year ended December 31, 2016, the Company had net contingent consideration income of $71.1 million primarily driven by ongoing R&D projects that were terminated based on clinical data acquired in the Allergan Acquisition, which was offset by additional contingent consideration expense relating to milestones achieved in connection with the AqueSys and Allergan Acquisitions.

Amortization

Amortization in the years ended December 31, 2016 and 2015 was as follows:

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

IPR&D Impairments and Asset Sales and Impairments, Net

IPR&D impairments and Asset sales and impairments, net consisted of the following components in the years ended December 31, 2016 and 2015:

	Years Ended December 31,		Change
($ in millions)	2016	2015	Dollars	%
IPR&D impairments	$743.9	$511.6	$232.3	45.4%
Asset sales and impairments, net	5.0	272.0	(267.0)	(98.2)%

For significant impairments recorded in the year ended December 31, 2016, refer to the Year Ended December 31, 2017 compared to 2016 —  IPR&D Impairments and Asset Sales and Impairments, Net section within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In the year ended December 31, 2015, the Company made the decision to abandon a select IPR&D asset (acquired in connection with the Allergan Acquisition) based on the review of research studies, resulting in an impairment of the full asset value of $300.0 million. The Company also recorded an impairment of $192.1 million related to a reduction in cash flows for women’s healthcare portfolio products acquired in the Warner Chilcott Acquisition as planned promotional initiatives on these future products has been reduced.  Asset sales and impairments, net primarily related to the abandonment of a surgical product line of $229.6 million acquired in the Allergan Acquisition and a $32.2 million impairment charge as a result of a change in projected cash flows relating to an acquired product, Tretin-X.

Interest Income

Interest income in the years ended December 31, 2016 and 2015 was as follows:

	Years Ended December 31,		Change
($ in millions)	2016	2015	Dollars	%
Interest income	$69.9	$10.6	$59.3	559.4%

Interest income in the year ended December 31, 2016 increased as a result of the Company investing the cash proceeds from the Teva Transaction in Marketable Securities and Cash and Cash Equivalents.

Interest Expense

Interest expense consisted of the following components in the years ended December 31, 2016 and 2015:

	Years Ended December 31,		Change
($ in millions)	2016	2015	Dollars	%
Fixed Rate Notes	$1,140.0	$1,003.1	$136.9	13.6%
Floating Rate Notes	21.7	18.8	2.9	15.4%
Term Loan Indebtedness	116.2	147.3	(31.1)	(21.1)%
Revolving Credit Facility	2.6	4.8	(2.2)	(45.8)%
Other	15.1	19.3	(4.2)	(21.8)%
Interest expense	$1,295.6	$1,193.3	$102.3	8.6%

Interest expense increased for the year ended December 31, 2016 over the prior year primarily due to a full year’s interest from the senior notes indebtedness incurred as part of the Allergan Acquisition, offset, in part, by interest savings due to the repayment of term loan indebtedness on August 2, 2016 in connection with the Teva Transaction.

Other Income / (Expense), Net

Other income / (expense), net consisted of the following components in the years ended December 31, 2016 and 2015:

	Years Ended December 31,		Change
($ in millions)	2016	2015	Dollars	%
Pfizer termination fee (Allergan plc only)	$150.0	$-	$150.0	n.a.
Dividend income	68.2	-	68.2	n.a.
Bridge loan commitment fee	-	(264.9)	264.9	(100.0)%
Interest rate locks	-	31.0	(31.0)	(100.0)%
Other income / (expense), net	1.0	0.1	0.9	n.m.
Other income / (expense), net	$219.2	$(233.8)	$453.0	n.m.

Pfizer termination fee

On November 23, 2015, the Company announced that it entered into a definitive merger agreement under which Pfizer, a global innovative biopharmaceutical company, and Allergan plc would merge in a stock and cash transaction.  On April 6, 2016, the Company announced that its merger agreement with Pfizer was terminated by mutual agreement. In connection with the termination of the merger agreement, Pfizer paid Allergan plc $150.0 million for expenses associated with the transaction which was included as a component of other income during the year ended December 31, 2016.

Dividend income

Dividend income in the year ended December 31, 2016 was a result of the Company’s investment in Teva ordinary shares received in the Teva Transaction.

Bridge loan commitment fee

During the year ended December 31, 2015, the Company incurred costs associated with bridge loan commitments in connection with the Allergan Acquisition of $264.9 million.

Interest rate locks

During the year ended December 31, 2015, the Company entered into interest rate locks on a portion of the $21.0 billion of debt issued as part of the Allergan Acquisition. As a result of the interest rate locks, the Company recorded income of $31.0 million.

(Benefit) for Income Taxes

(Benefit) for income taxes in the years ended December 31, 2016 and 2015 was as follows:

	Years Ended December 31,		Change
($ in millions)	2016	2015	Dollars	%
(Benefit) for income taxes	$(1,897.0)	$(1,605.9)	$(291.1)	18.1%
Effective tax rate	(67.0)%	(35.3)%

The Company’s effective tax rate for the twelve months ended December 31, 2016 was a benefit of (67.0%) compared to a benefit of (35.3%) for the twelve months ended December 31, 2015. The reconciliations between the statutory Irish tax rates for Allergan plc and the effective tax rates were as follows:

	Allergan plc
	Years Ended December 31,
	2016	2015
Statutory rate	(12.5)%	(12.5)%
Earnings subject to U.S. taxes (1) (3)	(37.5)%	(18.6)%
Earnings subject to rates different than the statutory rate (2)(3)	(18.3)%	(2.2)%
Tax reserves and audit outcomes	(0.7)%	0.3%
Non-deductible expenses	3.1%	1.3%
Impact of acquisitions and reorganizations	3.1%	4.0%
Tax credits and U.S. manufacturing deduction	(3.1)%	(0.5)%
Rate changes (4)	(7.4)%	0.0%
Valuation allowances (5)	6.5%	(6.5)%
Other	(0.2)%	(0.6)%
Effective income tax rate	(67.0)%	(35.3)%

The material drivers of the period-over-period tax rate movements were as follows:

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

Discontinued Operations

On July 27, 2015, the Company announced that it entered into the Teva Transaction, which closed on August 2, 2016.  On October 3, 2016, the Company completed the divestiture of the Anda Distribution business to Teva for $500.0 million.  The Company recognized a combined gain on the sale of the Anda Distribution business and the sale of the global generics business of $15,932.2 million.

The Company notes the following reconciliation of the proceeds received in the combined transaction to the gain recognized in income from discontinued operations in 2016 ($ in millions):

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

October 2016, pursuant to our agreement with Teva, Teva provided the Company with its proposed estimated adjustment to the closing date working capital balance.  The Company disagreed with Teva’s proposed adjustment, and, pursuant to our agreement with Teva, each of the Company’s and Teva’s proposed adjustments were submitted to arbitration  to determine the working capital amount in accordance with GAAP as applied by the Company consistent with past practice. Teva initially proposed an adjustment of approximately $1.4 billion and subsequently submitted a revised adjustment of approximately $1.5 billion to the arbitrator.  In addition, on October 30, 2017, Teva submitted a Notice of Direct and Third Party Claims seeking indemnification for virtually all of the same items for which Teva sought a proposed adjustment in the Working Capital Arbitration as well as several new items as to which no quantity of damages had been asserted.

On January 31, 2018, Allergan plc and Teva entered into the Agreement.  The Agreement provides that the Company will make a one-time payment of $700.0 million to Teva; the Company and Teva will jointly dismiss their working capital dispute arbitration, and the Company and Teva will release all actual or potential claims under the Teva Master Purchase Agreement that are known as of the date of the Agreement.  The Company recorded a pre-tax charge of $466.0 million as a component of other (expense) / income, net from discontinued operations relating to the settlement in the year ended December 31, 2017.

Financial results of the global generics business and the Anda Distribution business are presented as “(Loss) / income from discontinued operations, net of tax” on the Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015.

The following table presents key financial results of the global generics business and the Anda Distribution business included in “(Loss) / income from discontinued operations, net of tax” for the years ended December 31, 2017, 2016 and 2015 ($ in millions):

	Years Ended December 31,
	2017	2016	2015
Net revenues	$-	$4,504.3	$8,499.0
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	2,798.3	4,847.5
Research and development	-	269.4	422.2
Selling and marketing	-	352.9	706.6
General and administrative	18.8	425.8	702.2
Amortization	-	4.8	333.3
Asset sales and impairments, net	1.2	-	62.4
Total operating expenses	20.0	3,851.2	7,074.2
Operating (loss) / income	(20.0)	653.1	1,424.8
Other (expense) / income, net	(470.4)	15,932.2	(7.1)
(Benefit) / provision for income taxes	(87.5)	670.8	(5,443.3)
(Loss) / income from discontinued operations, net of tax	$(402.9)	$15,914.5	$6,861.0

The operating income reflects approximately seven months of operating activity of the Company’s former generics business in the year ended December 31, 2016 versus twelve months activity in the year ended December 31, 2015 and approximately nine months of operating activity of the Anda Distribution business in the year ended December 31, 2016 versus twelve months activity in the year ended December 31, 2015. “Other (expense) / income, net” included the gain on sale of the businesses to Teva.

For the year ended December 31, 2015, the Company recorded a deferred tax benefit of $5,738.8 million related to investments in certain subsidiaries. The recognition of this benefit has been reflected in “(Loss) / income from discontinued operations, net of tax”.  For the year ended December 31, 2016, the Company recorded a deferred tax expense of $462.2 million to adjust its deferred tax assets related to investments in certain subsidiaries. The recognition of this expense has been reflected in “(Loss) / income from discontinued operations, net of tax.”  Upon the closing of the Teva Transaction, the Company recorded the reversal of the corresponding deferred tax assets of $5,276.6 million against the current income taxes payable in continuing operations.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Position

Working capital at December 31, 2017 and 2016 is summarized as follows:

	December 31,	December 31,	Increase
($ in millions):	2017	2016	(Decrease)
Current assets:
Cash and cash equivalents	$1,817.2	$1,724.0	$93.2
Marketable securities	4,632.1	11,501.5	(6,869.4)
Accounts receivable, net	2,899.0	2,531.0	368.0
Inventories	904.5	718.0	186.5
Prepaid expenses and other current assets	1,123.9	1,383.4	(259.5)
Total current assets	11,376.7	17,857.9	(6,481.2)
Current liabilities:
Accounts payable and accrued expenses	5,541.4	5,019.0	522.4
Income taxes payable	74.9	57.8	17.1
Current portion of long-term debt and capital leases	4,231.8	2,797.9	1,433.9
Total current liabilities	9,848.1	7,874.7	1,973.4
Working Capital	$1,528.6	$9,983.2	$(8,454.6)
Current Ratio	1.16	2.27

Working capital decreased $8,454.6 million primarily due to the following uses of working capital:

•	The Company acquired LifeCell for $2,874.4 million, net of cash acquired, in the year ended December 31, 2017, which primarily is reflected in long-term assets and liabilities;
•	The Company acquired Zeltiq for $2,368.7 million, net of cash acquired, in the year ended December 31, 2017, which primarily is reflected in long-term assets and liabilities;
•

The Company repaid $2,700.0 million of indebtedness which were maturing during 2017 and held new current borrowings of $459.0 million in the year ended December 31, 2017 and reclassified $3,750.0 million of indebtedness maturing in the year ending December 31, 2018 from long-term liabilities to current liabilities;

•	A decrease in the value of Teva securities of $1,621.5 million;
•	The Company utilized cash and cash equivalents to pay dividends in the year ended December 31, 2017 of $1,218.2 million and to purchase intangible assets of $614.3 million; and
•	On September 25, 2017, the Company’s Board of Directors approved a $2.0 billion share repurchase program, of which we repurchased $450.0 million in the year ended December 31, 2017.

Cash Flows from Operations

Our cash flows from operations are summarized as follows:

	Years Ended December 31,
($ in millions)	2017	2016
Net cash provided by operating activities	$5,873.4	$1,445.7

Cash flows from operations represent net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities increased $4,427.7 million in the year ended December 31, 2017 versus the prior year period, due primarily to $3,293.7 million in cash tax payments made in connection with the sale of the generics business in the year ended December 31, 2016 and period-over-period movements in other tax payments.  The year ended December 31, 2017 also had favorable non-income tax working capital movements versus the prior-year-period.  In addition, the Company notes that prior year cash flows from operations were impacted by cash flows generated by our discontinued operations.

Management expects that available cash balances will provide sufficient resources to fund our operating liquidity needs and expected 2018 capital expenditure funding requirements.

Investing Cash Flows

Our cash flows from investing activities are summarized as follows:

	Years Ended December 31,
($ in millions)	2017	2016
Net cash (used in) / provided by investing activities	$(878.0)	$24,333.3

Investing cash flows consist primarily of cash used in acquisitions of businesses and intangible assets (primarily product rights), capital expenditures and purchases of investments and marketable securities partially offset by proceeds from the sale of a business, investments and marketable securities. Included in the year ended December 31, 2017 was the net cash provided by the net sale of marketable securities of $5,369.5 million offset, in part, by the cash purchases of LifeCell for $2,874.4 million and Zeltiq of $2,346.7 million, net of cash acquired, and the purchase of intangible assets of $614.3 million.

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

Financing Cash Flows

Our cash flows from financing activities are summarized as follows:

	Years Ended December 31,
($ in millions)	2017	2016
Net cash (used in) financing activities	$(4,923.6)	$(25,142.5)

Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of ordinary shares, dividend payments and proceeds from the exercise of stock options. Cash used in financing activities in the year ended December 31, 2017 primarily related to the repayment of indebtedness of $6,413.6 million, which included debt repurchased under the tender offer completed on May 30, 2017 and the early redemption of certain debt securities, the payment of dividends of $1,218.2 million and payments relating to contingent consideration and other financing of $511.6 million, and $493.0 million repurchases of ordinary shares, offset, in part by the long-term borrowings of $3,550.0 million.

Cash provided by financing activities in the year ended December 31, 2016 primarily included payments of debt of $10,848.7 million, contingent consideration of $161.1 million, dividends on preferred stock of $278.4 million and the repurchase of ordinary shares of $15,076.4 million, including $15,000.0 million repurchased under the Company’s share repurchase programs, offset by borrowings under the credit facility of $1,050.0 million.

Debt and Borrowing Capacity

Debt consisted of the following ($ in millions):

			Balance As of		Fair Market Value As of
	Issuance Date / Acquisition Date	Interest Payments	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Senior Notes:
Floating Rate Notes
$500.0 million floating rate notes due March 12, 2018 *	March 4, 2015	Quarterly	$500.0	$500.0	$500.6	$502.5
$500.0 million floating rate notes due March 12, 2020 **	March 4, 2015	Quarterly	500.0	500.0	508.1	509.4
			1,000.0	1,000.0	1,008.7	1,011.9
Fixed Rate Notes
$1,000.0 million 1.850% notes due March 1, 2017	March 4, 2015	Semi-annually	-	1,000.0	-	1,001.1
$500.0 million 1.300% notes due June 15, 2017	June 10, 2014	Semi-annually	-	500.0	-	499.7
$1,200.0 million 1.875% notes due October 1, 2017	October 2, 2012	Semi-annually	-	1,200.0	-	1,202.5
$3,000.0 million 2.350% notes due March 12, 2018	March 4, 2015	Semi-annually	3,000.0	3,000.0	3,001.9	3,018.0
$250.0 million 1.350% notes due March 15, 2018	March 17, 2015	Semi-annually	250.0	250.0	249.7	248.4
$1,050.0 million 4.375% notes due February 1, 2019	July 1, 2014	Semi-annually	-	1,050.0	-	1,090.0
$500.0 million 2.450% notes due June 15, 2019	June 10, 2014	Semi-annually	500.0	500.0	499.7	501.2
$400.0 million 6.125% notes due August 15, 2019	August 24, 2009	Semi-annually	-	400.0	-	437.7
$3,500.0 million 3.000% notes due March 12, 2020	March 4, 2015	Semi-annually	3,500.0	3,500.0	3,528.4	3,541.8
$650.0 million 3.375% notes due September 15, 2020	March 17, 2015	Semi-annually	650.0	650.0	661.3	663.6
$750.0 million 4.875% notes due February 15, 2021	July 1, 2014	Semi-annually	450.0	750.0	474.3	803.3
$1,200.0 million 5.000% notes due December 15, 2021	July 1, 2014	Semi-annually	1,200.0	1,200.0	1,282.6	1,297.7
$3,000.0 million 3.450% notes due March 15, 2022	March 4, 2015	Semi-annually	3,000.0	3,000.0	3,044.5	3,030.7
$1,700.0 million 3.250% notes due October 1, 2022	October 2, 2012	Semi-annually	1,700.0	1,700.0	1,703.0	1,693.1
$350.0 million 2.800% notes due March 15, 2023	March 17, 2015	Semi-annually	350.0	350.0	341.6	335.6
$1,200.0 million 3.850% notes due June 15, 2024	June 10, 2014	Semi-annually	1,200.0	1,200.0	1,232.3	1,211.7
$4,000.0 million 3.800% notes due March 15, 2025	March 4, 2015	Semi-annually	4,000.0	4,000.0	4,067.1	3,995.6
$2,500.0 million 4.550% notes due March 15, 2035	March 4, 2015	Semi-annually	2,500.0	2,500.0	2,631.9	2,458.5
$1,000.0 million 4.625% notes due October 1, 2042	October 2, 2012	Semi-annually	456.7	1,000.0	471.2	967.6
$1,500.0 million 4.850% notes due June 15, 2044	June 10, 2014	Semi-annually	1,500.0	1,500.0	1,606.2	1,496.4
$2,500.0 million 4.750% notes due March 15, 2045	March 4, 2015	Semi-annually	1,200.0	2,500.0	1,277.3	2,466.9
			25,456.7	31,750.0	26,073.0	31,961.1

Euro Denominated Notes
€750.0 million 0.500% notes due June 1, 2021	May 26, 2017	Annually	900.4	-	895.8	-
€700.0 million 1.250% notes due June 1, 2024	May 26, 2017	Annually	840.4	-	831.1	-
€550.0 million 2.125% notes due June 1, 2029	May 26, 2017	Annually	660.3	-	657.8	-
€700.0 million floating rate notes due June 1, 2019***	May 26, 2017	Quarterly	840.4	-	837.2	-
			3,241.5	-	3,221.9	-
Total Senior Notes Gross			29,698.2	32,750.0	30,303.6	32,973.0
Unamortized premium			88.9	171.2	-	-
Unamortized discount			(81.7)	(95.8)	-	-
Total Senior Notes Net			29,705.4	32,825.4	30,303.6	32,973.0
Other Indebtedness
Debt Issuance Costs			(121.5)	(144.6)
Margin Loan			459.0	-
Other			29.7	85.5
Total Other Borrowings			367.2	(59.1)
Capital Leases			2.7	2.4
Total Indebtedness			$30,075.3	$32,768.7
*	Interest on the 2018 floating rate note is three month USD LIBOR plus 1.080% per annum
**	Interest on the 2020 floating rate note is three month USD LIBOR plus 1.255% per annum
***	Interest on the €700.0 million floating rate notes is the three month EURIBOR plus 0.350% per annum

Fair market value in the table above is determined in accordance with Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurement” (“ASC 820”) under Level 2 based upon quoted prices for similar items in active markets.

Senior Notes

Borrowings

Euro Denominated Notes

On May 26, 2017, Allergan Funding SCS, a limited partnership (société en commandite simple) organized under the laws of the Grand Duchy of Luxembourg and an indirect wholly-owned subsidiary of Allergan plc, issued the euro denominated notes. The notes are fully and unconditionally guaranteed by Allergan Funding SCS’s indirect parents, Warner Chilcott Limited and Allergan Capital S.a.r.l. (“Allergan Capital”), and by Allergan Finance, LLC, a subsidiary of Allergan Capital, on an unsecured and unsubordinated basis.

These notes were issued to fund, in part, the payment of the tender offers described below.

Floating Rate Notes

On March 4, 2015, Allergan Funding SCS, issued floating rate notes which are fully and unconditionally guaranteed by Allergan Funding SCS’s indirect parents, Warner Chilcott Limited and Allergan Capital, and by Allergan Finance LLC on an unsecured and unsubordinated basis. Allergan plc has not guaranteed the notes.

The previously outstanding 2016 floating rate notes were paid in full at maturity on September 1, 2016 and bore interest at the three-month LIBOR plus 0.875%.

Fixed Rate Notes

Acquired Allergan Notes

On March 17, 2015 in connection with the Allergan Acquisition, the Company acquired, and subsequently guaranteed, along with Warner Chilcott Limited, the indebtedness of Allergan, Inc., including $800.0 million 5.750% senior notes due and redeemed in 2016 not shown in the table above. The fair value of the acquired senior notes was determined to be $2,087.5 million as of March 17, 2015. As such, as part of acquisition accounting, the Company recorded a premium of $37.5 million to be amortized as contra interest over the life of the notes.

The notes acquired in the Allergan Acquisition are redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption.

2015 Notes Issuance

On March 4, 2015, Allergan Funding SCS, issued indebetedness, in part, to fund the Allergan Acquisition. The notes are fully and unconditionally guaranteed by Allergan Funding SCS’s indirect parents, Warner Chilcott Limited and Allergan Capital, and by Allergan Finance LLC on an unsecured and unsubordinated basis. Allergan plc has not guaranteed the notes.

Acquired Forest Notes

On July 1, 2014 in connection with the Forest acquisition, the Company acquired the indebtedness of Forest.  As a result of acquisition accounting, the notes were fair valued with a premium of $260.3 million as of July 1, 2014, which will be amortized as contra-interest over the life of the notes. The guarantor of the debt is Allergan plc.

2014 Notes Issuance

On June 10, 2014, Allergan Funding SCS issued indebtedness, in part, to fund the Forest Acquisition. The guarantors of the debt are Warner Chilcott Limited, Allergan Capital, and Allergan Finance, LLC.

2012 Notes Issuance

On October 2, 2012, Allergan Finance, LLC issued indebtedness which were were used for the acquisition of the Actavis Group. The guarantors of the debt are Warner Chilcott Limited and Allergan plc.

2009 Notes Issuance

On August 24, 2009, Allergan Finance, LLC issued senior notes which were used to repay certain debt with the remaining net proceeds being used to fund a portion of the cash consideration for the Arrow Group acquisition. The guarantors of the debt are Warner Chilcott Limited and Allergan plc.

Credit Facility Indebtedness

On August 2, 2016, the Company repaid the remaining balances of all outstanding term-loan indebtedness and terminated its then existing revolving credit facility with proceeds from the Teva Transaction. The interest expense on the then-outstanding indebtedness in the years ended December 31, 2016 and 2015 was $116.2 million and $147.3 million, respectively.

Margin Loan

On November 10, 2017, Allergan W.C. Holding Inc., Allergan Finance, LLC and Allergan Holding B1 Inc. and JP Morgan Chase Bank executed a margin loan agreement for an aggregate principal amount not exceeding $550.0 million which was available as a single draw from the signing date to December 22, 2017 (the “Loan” or “Margin Loan Agreement”).  In Q4 2017, the Company drew down $525.0 million and repaid $66.0 million.  The remaining portion of this outstanding indebtedness is due in the year ending December 31, 2018.  The outstanding indebtedness under this facility at any time is collateralized by the Company’s investment in Teva securities.

Revolving Credit Facility

On June 14, 2017, Allergan plc and certain of its subsidiaries entered into a revolving credit and guaranty agreement (the “Revolver Agreement”) among Allergan Capital, as borrower, Allergan plc, as Ultimate Parent; Warner Chilcott Limited, Allergan Finance LLC, and Allergan Funding SCS, as guarantors; the lenders from time to time party thereto (the “Revolving Lenders”); J.P. Morgan Chase Bank as Administrative Agent; J.P. Morgan Europe Limited, as London Agent; and the other financial institutions party thereto. Under the Revolver Agreement, the Revolving Lenders have committed to provide an unsecured five-year revolving credit facility in an aggregate principal amount of up to $1.5 billion, with the ability to increase the revolving credit facility by $500.0 million to an aggregate principal amount of up to $2.0 billion.

The Revolver Agreement provides that loans thereunder would bear interest, at our choice, of a per annum rate equal to either (a) a base rate, plus an applicable margin per annum varying from 0.00% per annum to 1.00% per annum depending on the Debt Rating or (b) a Eurodollar rate, plus an applicable margin varying from 0.875% per annum to 2.00% per annum depending on the Debt Rating. Additionally, to maintain availability of funds, the Company pays an unused commitment fee varying from 0.070% to 0.250% per annum, depending on the Debt Rating on the unused portion of the revolver.

The obligations under the Revolver Agreement are guaranteed by Warner Chilcott Limited, Allergan Finance, LLC and Allergan Funding SCS.

The Revolver Agreement contains customary affirmative covenants for facilities of this type, including, among others, covenants pertaining to the delivery of financial statements, notices of default, maintenance of corporate existence and compliance with laws, as well as customary negative covenants for facilities of this type, including, among others, limitations on secured indebtedness, non-guarantor subsidiary indebtedness, mergers and certain other fundamental changes and passive holding company status.  The Revolver Agreement also contains a financial covenant requiring maintenance of a maximum consolidated leverage ratio.

In addition, the Revolver Agreement also contains customary events of default (with customary grace periods and materiality thresholds) .

The Company was subject to, and as of December 31, 2017 was in compliance with all, financial and operational covenants under the terms of the Revolver Agreement. At December 31, 2017, there were $28.6 million of outstanding borrowings or letters of credit outstanding under the Revolver Agreement.

Cash Bridge Loan Facility

On April 9, 2015, the Company repaid the outstanding balance under a 60-day senior unsecured bridge credit facility, of which $2.8 billion was drawn to finance the Allergan Acquisition.

2017 Repayments

The Company redeemed all senior notes during the year ended December 31, 2017 that matured within that period.

Tender Offer

On May 30, 2017, the Company’s wholly owned subsidiaries Allergan Funding SCS, Allergan Finance LLC, Forest Laboratories, LLC and Allergan, Inc., each as co-offeror with Warner Chilcott Limited, completed the repurchase of certain debt securities issued by the entities for cash under a previously announced tender offer.  As a result of the offering, the Company repurchased $300.0 million of the $750.0 million 4.875% notes due February 15, 2021, $543.3 million of the $1,000.0 million 4.625% notes due October 1, 2042, $700.0 million of the $1,050.0 million 4.375% notes due February 1, 2019, and $1,300.0 million of the $2,500.0 million 4.750% notes due March 15, 2045.  The Company paid a total of $3,013.8 million, which included an early tender penalty to repurchase the notes of $170.5 million in cash.  The Company recognized a net expense of $161.6 million within “Other (expense) / income” for the early tender payment and non-cash write-off of premiums and debt fees related to the repurchased notes.

Other Prepayments

On November 30, 2017, the Company repaid its $400.0 million 6.125% notes due August 15, 2019 in full.  The Company paid a total of $426.8 million, which included an early tender payment, to repurchase the notes of $26.8 million in cash, which was recognized as a component of “Other (expense) / income”.

On December 13, 2017, the Company repaid its remaining $350.0 million obligation under its 4.375% notes due February 1, 2019.  The Company recognized a deminimis net P&L charge as a result of the debt termination.

Long-term Obligations

The following table lists our enforceable and legally binding obligations as of December 31, 2017. Certain amounts included herein are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligation we will actually pay in future periods may vary from those reflected in the table:

	Payments Due by Period (Including Interest on Debt)
($ in millions):	Total	2018	2019-2020	2021-2022	Thereafter
Long-term debt(1)	$30,186.9	$4,209.0	$5,990.4	$7,250.4	$12,737.1
Cash interest(1)	9,246.8	932.0	1,707.8	1,337.7	5,269.3
Operating lease obligations(2)	453.0	53.5	105.6	87.8	206.1
Capital lease obligations(3)	2.7	2.7	-	-	-
Sales based and other milestone obligations(4)(5)	9,809.9	-	135.0	165.0	9,509.9
R&D / approval milestone obligations(4)(5)	5,809.1	409.5	709.2	866.6	3,823.8
Other obligations and commitments	1,596.8	205.1	863.8	191.2	336.7
Total	$57,105.2	$5,811.8	$9,511.8	$9,898.7	$31,882.9

(1)

Amounts represent total minimum cash payments and anticipated interest payments, as applicable, assuming scheduled repayments under the Company’s existing notes. Amounts exclude fair value adjustments, discounts or premiums on outstanding debt obligations.

(2)	Amount represents operating leases for our global business. There are no contingent rental amounts or sublease rentals.

(3)	Amount represents capital leases for our global business, including interest. Leases are for property, plant and equipment, vehicles and furniture and fixtures.
(4)	Amount includes contingent consideration obligations, including accretion resulting from various acquisitions.
(5)

The table above reflects the anticipated timing of R&D and approval related milestones with sales based milestones included in the period “Thereafter” as the achievement of sales targets is variable.  Certain agreements also include royalties based on commercial sales.

The following are contractual commitments relating to the R&D and approval related milestones and sales based milestones ($ in millions):

Transaction	Product	Maximum Milestones	R&D / Approval Milestones	Sales Based and Other Milestones
Heptares Therapeutics, Ltd	Neurological disorders	$3,224.5	$649.5	$2,575.0
Assembly Biosciences, Inc.	Gastrointestinal products	2,459.0	1,069.0	1,390.0
AstraZeneca plc License	Brazikumab	1,265.0	225.0	1,040.0
Akarna Therapeutics, Ltd	Inflammatory and fibrotic diseases	975.0	600.0	375.0
Tobira Therapeutics, Inc.	Cenicriviroc	800.1	400.1	400.0
Chase Pharmaceuticals Corporation	Neurodegenerative disorders	875.0	325.0	550.0
Merck & Co.	Ubrogepant & Atogepant	865.0	425.0	440.0
Retrosense Therapeutics, LLC	RST-001	495.0	245.0	250.0
Naurex, Inc.	GLYX-13	475.0	75.0	400.0
AqueSys, Inc.	Xen Gel Stent	300.0	-	300.0
Topokine Therapeutics, Inc.	XAF5	260.0	110.0	150.0
Oculeve, Inc.	TrueTear ™	200.0	100.0	100.0
Forsight VISION5, Inc.	Bimatoprost Ring	125.0	125.0	-
All Other		3,300.4	1,460.5	1,839.9
Total		$15,619.0	$5,809.1	$9,809.9

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

Revenue Recognition

General

During the years ended December 31, 2017, 2016 and 2015, revenue from product sales was recognized when title and risk of loss to the product transfers to the customer, which is based on the transaction shipping terms. Recognition of revenue also requires reasonable assurance of collection of sales proceeds, the seller’s price to the buyer to be fixed or determinable and the completion of all performance obligations. The Company warrants products against defects and for specific quality standards, permitting the return of products under certain circumstances. Product sales are recorded net of all sales-related deductions including, but not limited to: chargebacks, trade discounts, sales returns and allowances, commercial and government rebates, customer loyalty programs and fee-for-service arrangements with certain distributors, which we refer to in the aggregate as “SRA” allowances.

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

The following table summarizes the activity from continuing operations in the Company’s major categories of SRA ($ in millions):

	Chargebacks	Rebates	Returns and Other Allowances	Cash Discounts	Total
Balance at December 31, 2014	$28.0	$995.8	$255.2	$16.3	$1,295.3
Add: Allergan Acquisition	14.1	306.4	100.4	8.6	429.5
Provision related to sales in 2015	649.9	4,035.7	659.9	275.6	5,621.1
Credits and payments	(613.8)	(3,993.5)	(648.0)	(275.4)	(5,530.7)
Balance at December 31, 2015	$78.2	$1,344.4	$367.5	$25.1	$1,815.2
Provision related to sales in 2016	1,003.2	4,338.7	1,390.1	306.5	7,038.5
Credits and payments	(967.2)	(4,069.1)	(1,341.7)	(296.9)	(6,674.9)
Balance at December 31, 2016	$114.2	$1,614.0	$415.9	$34.7	$2,178.8
Provision related to sales in 2017	1,098.7	4,891.4	1,799.3	330.6	8,120.0
Credits and payments	(1,135.7)	(4,710.4)	(1,734.7)	(328.8)	(7,909.6)
Add: LifeCell and Zeltiq Acquisitions	-	4.2	37.1	-	41.3
Balance at December 31, 2017	$77.2	$1,799.2	$517.6	$36.5	$2,430.5

The following table summarizes the balance sheet classification of our SRA reserves ($ in millions):

	As of December 31,
	2017	2016
Accounts receivable	$250.6	$287.4
Accounts payable and accrued expenses	2,179.9	1,891.4
	$2,430.5	$2,178.8

The provisions recorded to reduce gross product sales to net product sales, excluding discontinued operations, were as follows ($ in millions):

Years Ended December 31,	Gross Product Sales	Chargebacks	Rebates	Returns and Other Allowances	Cash Discounts	Net Product Sales	Percentage of Gross Product Sales
2015	$18,125.1	$649.9	$4,035.7	$659.9	$275.6	$12,504.0	69.0%
2016	$21,398.6	$1,003.2	$4,338.7	$1,390.1	$306.5	$14,360.1	67.1%
2017	$23,688.4	$1,098.7	$4,891.4	$1,799.3	$330.6	$15,568.4	65.7%

The following table summarizes the activity from discontinued operations in the Company’s major categories of SRA ($ in millions):

	Chargebacks	Rebates	Returns and Other Allowances	Cash Discounts	Total
Balance at December 31, 2014	$536.9	$750.8	$356.9	$44.4	$1,689.0
Provision related to sales in 2015	5,907.2	1,991.9	729.4	277.3	8,905.8
Credits and payments	(5,825.1)	(2,011.7)	(757.7)	(261.6)	(8,856.1)
Balance at December 31, 2015	$619.0	$731.0	$328.6	$60.1	$1,738.7
Provision related to sales in 2016	3,525.4	1,290.4	583.0	159.1	5,557.9
Credits and payments	(3,655.0)	(1,350.0)	(496.3)	(155.4)	(5,656.7)
Disposal of businesses	(489.4)	(671.4)	(415.3)	(63.8)	(1,639.9)
Balance at December 31, 2016	$-	$-	$-	$-	$-

The Company’s divested generics business also had the following type of SRAs:

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

Inventory Valuation

Inventories consist of finished goods held for sale and distribution, raw materials and work in process. Inventory includes brand pharmaceutical and medical aesthetic products which represents FDA approved or likely to be approved indications. Inventory valuation reserves are established based on a number of factors/situations including, but not limited to, raw materials, work in process or finished goods not meeting product specifications, product obsolescence, or application of the lower of cost (first-in, first-out method) or market (net realizable value) concepts. The determination of events requiring the establishment of inventory valuation reserves, together with the calculation of the amount of such reserves may require judgment. Assumptions utilized in our quantification of inventory reserves include, but are not limited to, estimates of future product demand, consideration of current and future market conditions, product net selling price, anticipated product launch dates, potential product obsolescence and other events relating to special circumstances surrounding certain products. No material adjustments have been required to our inventory reserve estimates for the periods presented. Adverse changes in assumptions utilized in our inventory reserve calculations could result in an increase to our inventory valuation reserves and higher cost of sales.

Product Rights and Other Definite-Lived Intangible Assets

Our product rights and other definite-lived intangible assets are stated at cost, less accumulated amortization, and are amortized using the economic benefit model or the straight-line method, if results are materially aligned, over their estimated useful lives. We determine amortization periods for product rights and other definite-lived intangible assets based on our assessment of various factors impacting estimated useful lives and cash flows. Such factors include the product’s position in its life cycle, the existence or absence of like products in the market, various other competitive and regulatory issues, and contractual terms. Significant changes to any of these factors may result in an impairment, a reduction in the intangibles useful life and an acceleration of related amortization expense, which could cause our net results to decline.

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

2017

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

As part of the annual IPR&D impairment test performed by the Company during 2017, the Company recorded impairment charges.  In addition to the Company’s annual IPR&D impairment test, the Company noted IPR&D impairments based on triggering events during the year ended December 31, 2017.  Refer to the Year Ended December 31, 2017 compared to 2016 —  IPR&D Impairments and Asset Sales and Impairments, Net section within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the details of the impairments taken in the year ended December 31, 2017.

2016

In connection with the realignment of the Company’s operating segments in the second quarter of 2016, goodwill was reallocated to reporting units under the then new segment structure.  The Company evaluated goodwill for six reporting units during the second quarter of 2016.  The Company performed its annual impairment test utilizing long-term growth rates for its reporting units ranging from 0% to 2.5% in its estimation of fair value and discount rates ranging from 8.0% to 9.5%.  The factors used in evaluating goodwill for impairment are subject to change and are tracked against historical results by management. Changes in the key assumptions by management can change the results of testing. The Company determined there was no impairment associated with goodwill.

As part of the annual IPR&D impairment test performed by the Company during 2016, the Company recorded impairment charges.  In addition to the Company’s annual IPR&D impairment test, the Company noted IPR&D impairments based on triggering events during the year ended December 31, 2016.  Refer to the Year Ended December 31, 2017 compared to 2016 —  IPR&D Impairments and Asset Sales and Impairments, Net section within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the details of the impairments taken in the year ended December 31, 2016.

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

The most material line items impacted by the allocation of acquisition fair values are:

•

Intangible assets (including IPR&D assets upon successful completion of the project and approval of the product) which are amortized to amortization expense over the expected life of the asset. Significant judgments are used in determining the estimated fair values assigned to the assets acquired and liabilities assumed and in determining estimates of useful lives of long-lived assets. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future net cash flows, estimates of appropriate discount rates used to present value expected future net cash flow streams, the timing of approvals and the probability of success for IPR&D projects and the timing of related product launch dates, the assessment of each asset’s life cycle, the impact of competitive trends on each asset’s life cycle and other factors. These judgments can materially impact the estimates used to allocate acquisition date fair values to assets acquired and liabilities assumed and the future useful lives. For these and other reasons, actual results may vary significantly from estimated results.

•	Inventory is recorded at fair market value factoring in selling price and costs to dispose. Inventory acquired is typically valued higher than replacement cost.

Income Taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities at the applicable tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings.

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

The income tax effects of the TCJA have been initially accounted for on a provisional basis pursuant to the guidance in Staff Accounting Bulletin (“SAB”) 118. Reasonable estimates for all material tax effects of the TCJA (other than amounts related to accounting policy elections) have been provided and adjustments to provisional amounts will be made in subsequent reporting periods as information becomes available to complete provisional computations. The provisional impact of the TCJA for the Federal tax rate change and the resulting deferred tax liability for unremitted earnings will be completed in subsequent measurement periods when the required computations for the 2017 tax year and the related tax returns for the relevant entities have been completed.  The final amount for the toll charge is dependent on amounts that cannot be determined until the 2018 financial results of certain non-U.S. subsidiaries are completed.  In addition, the IRS continues to issue interpretive guidance on the computation of the tax on deferred foreign earnings and therefore the computations cannot be finalized until all relevant IRS guidance has been promulgated and its impact assessed.

The TCJA introduced an additional U.S. tax on certain non-U.S. subsidiaries’ earnings which are considered to be Global Intangible Low Taxed Income (referred to as “GILTI”). Under this provision, the amount of GILTI included by a U.S. shareholder will be taxed at a rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset for foreign tax credits.

Due to the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the TCJA and the application of ASC 740 and are considering if deferred tax amounts should be recorded for this provision. Our accounting policies depend, in part, on analyzing our global income to determine whether we expect material tax liabilities resulting from the application of this provision and, if so, whether and when to record related current and deferred income taxes and whether such amounts can be reasonably estimated. Anticipated further guidance from the IRS will also clarify the manner in which the GILTI tax is computed. For these reasons, we have not recorded a deferred tax expense or benefit relating to potential GILTI tax in our 2017 consolidated financial statements and have not made a policy election regarding whether to record deferred taxes on GILTI or account for the GILTI entirely as a period cost.

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

Contingent Consideration and Other Commitments

We determine the acquisition date fair value of contingent consideration obligations based on a probability-weighted income approach derived from revenue estimates, post-tax gross profit levels and a probability assessment with respect to the likelihood of achieving contingent obligations including contingent payments such as milestone obligations, royalty obligations and contract earn-out criteria, where applicable. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined using the fair value concepts defined in ASC 820. The resultant probability-weighted cash flows are discounted using an appropriate effective annual interest rate. At each reporting date, the contingent consideration obligation will be revalued to estimated fair value and changes in fair value will be reflected as income or expense in our consolidated statement of operations. Changes in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of future revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations. Changes in assumptions utilized in our contingent consideration fair value estimates could result in an increase or decrease in our contingent consideration obligation and a corresponding charge or reduction to operating results.

We are involved in various legal proceedings in the normal course of our business, including product liability litigation, intellectual property litigation, employment litigation and other litigation. We record reserves related to these legal matters when losses related to such litigation or contingencies are both probable and reasonably estimable. Refer to “NOTE 24 — Commitments and Contingencies” in the accompanying “Notes to the Consolidated Financial Statements” in this document for a description of our significant current legal proceedings.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606) "Revenue from Contracts with Customers." Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, “Revenue Recognition”, and requires entities to recognize revenue when they transfer control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company will adopt Topic 606 as of January 1, 2018, using the modified retrospective transition method applied to those contracts which were not completed as of that date. Upon adoption, the Company will recognize the cumulative effect of adopting this guidance as an adjustment to our opening balance of retained earnings, the impact of which is not significant. Prior periods will not be retrospectively adjusted. The Company has assessed our revenue recognition practices with respect to the agreements for which the Company currently recognizes revenues and has concluded that there is no material impact from the new revenue recognition standard.

Under Topic 606, the Company will apply the practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs will be included in selling, general, and administrative expenses which are consistent with current accounting prior to the adoption of Topic 606. The Company will also elect to use the practical expedient to not adjust the promised amount of consideration for the effects of the time value of money for contracts in which the anticipated period between when the Company transfers the goods or services to the customer and when the customer pays is equal to one year or less.

In January 2016, the FASB issued ASU No. 2016-01, which changes the requirement to require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this guidance on January 1, 2018 resulted in a reduction of other comprehensive income, net of tax, of approximately $63.0 million with a corresponding increase to retained earnings.

In February 2016, the FASB issued ASU No. 2016-02, which states that a lessee should recognize the assets and liabilities that arise from leases. This update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the impact that this pronouncement will have on our financial position and results of operations.

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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. The amendment to the guidance eliminates the exception for an intra-entity transfer of an asset other than inventory and requires an entity to recognize the income tax consequences when the transfer occurs. Two common examples of assets included in the scope of the amendment are intellectual property and property, plant, and equipment. The amendment is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The amendment should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption of the guidance on January 1, 2018 resulted in an increase to retained earnings of $356.2 million and a corresponding reduction in net tax liabilities.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments to the guidance require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed.  In addition, the amendments also allow only the service cost component to be eligible for capitalization when applicable. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company does not anticipate the standard having a material impact on our financial position and results of operations.

In March 2017, The FASB issued ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date, but does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  The amendments are effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Entities are required to apply the amendments on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The entity is required to provide disclosures about a change in accounting principle in the period of adoption. The Company is evaluating the impact these amendments will have on our financial position and results of operations.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718) — Scope of Modification Accounting. ASU No. 2017-09 applies to entities that change the terms or conditions of a share-based payment award. The amendments to the guidance in ASU No. 2017-09 include guidance on determining changes to the terms and conditions of share-based payment awards and require an entity to apply modification accounting under Topic 718 unless all of the following conditions are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 and should be applied prospectively to an award modified on or after the adoption date. The adoption of these amendments are not anticipated to have a material impact on the Company’s financial position or results of operations.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815) — Targeted Improvements to Accounting for Hedging Activities. The amendments to the guidance will better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments also make certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted in any interim period or fiscal years before the effective date of the amendments. For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments. The amended presentation and disclosure guidance is required only prospectively. The guidance may have an impact on the Company’s future financial positions and results of operations.

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

Investment Risk

As of December 31, 2017, our total investments in marketable and equity securities of other companies, including equity method investments, but excluding securities considered cash and cash equivalents were $4,704.4 million (included in marketable securities and investments and other assets). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.

As of December 31, 2017, the Company owned 95.9 million Teva ordinary shares, which are subject to changes in value based on the price of Teva shares.  As of February 13, 2018, the Company owned approximately 40.0 million Teva ordinary shares.

We regularly review the carrying value of our investments and identify and recognize losses, for income statement purposes, when events and circumstances indicate that any declines in the fair values of such investments below our accounting basis are other-than-temporary, including the other-than-temporary impairment of Teva securities in the year ended December 31, 2017 of $3,273.5 million.

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

Floating Rate Debt

At December 31, 2017, borrowings outstanding under the floating rate notes were $1,840.4 million. Assuming a one percent increase in the applicable interest rate on the Company’s floating rates notes, annual interest expense would increase by approximately $18.4 million over the next twelve months.

Fixed Rate Debt

The Company has outstanding borrowings under its fixed rate notes. Changes in market interest rates generally affect the fair value of fixed rate debt, but do not impact earnings or cash flows.

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

While the Company does not believe it has significant exposure to foreign exchange, we are subject to transactional items which may impact the results of operations.  Net foreign currency (gains) and losses on the results of operations were $97.5 million, ($52.8) million and ($82.1) million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company is exposed to foreign exchange risk in its international operations from foreign currency purchases, net investments in foreign subsidiaries, and foreign currency assets and liabilities created in the normal course of business, including the Euro Denominated Notes. In the year ended December 31, 2017, we used effective net investment hedges to partially offset the effects of foreign currency on our investments in certain of our foreign subsidiaries. The total notional amount of our instruments designated as net investment hedges was $3.6 billion as of December 31, 2017.  During the year ended December 31, 2017, the impact of the net investment hedges on other comprehensive income was a loss of $191.8 million.

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

As required by SEC Rule 13a-15(b), the Allergan plc carried out an evaluation, under the supervision and with the participation of Allergan plc’s management, including Allergan plc’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Allergan plc’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on this evaluation Allergan plc’s Principal Executive Officer and Principal Financial Officer concluded that Allergan plc’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017.

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

As required by SEC Rule 13a-15(b), Warner Chilcott Limited carried out an evaluation, under the supervision and with the participation of Warner Chilcott Limited’s management, including Warner Chilcott Limited’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Warner Chilcott Limited’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on this evaluation Warner Chilcott Limited’s Principal Executive Officer and Principal Financial Officer concluded that Warner Chilcott Limited’s disclosure controls and procedures were effective at the reasonable assurance level  as of December 31, 2017.

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

Management of Allergan plc and Warner Chilcott Limited has assessed the effectiveness of Allergan plc and Warner Chilcott Limited’s internal control over financial reporting as of December 31, 2017, based on criteria set forth in “Internal Control — Integrated Framework” (2013) issued by Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment of internal control over financial reporting, management concluded that Allergan plc and Warner Chilcott Limited internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of December 31, 2017.

On February 1, 2017, the Company completed the LifeCell Acquisition.  We excluded LifeCell Corporation from our assessment of internal control over financial reporting as of December 31, 2017 because it was acquired by the Company in a business purchase combination during 2017. LifeCell, Inc. is a wholly owned subsidiary of the Company, whose total assets represent approximately 0.3% of total assets and whose net revenues represent approximately 2.8% of net revenues as of and for the year ended December 31, 2017.

On April 28, 2017, the Company completed the Zeltiq Aesthetics Acquisition.  We excluded Zeltiq Aesthetics, Inc. from our assessment of internal control over financial reporting as of December 31, 2017 because it was acquired by the Company in a business purchase combination during 2017. Zeltiq Aesthetics, Inc. is a wholly owned subsidiary of the Company, whose total assets represent approximately 1.1% of total assets and whose net revenues represent approximately 2.1% of net revenues as of and for the year ended December 31, 2017.

The effectiveness of Allergan plc’s internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.  The effectiveness of Warner Chilcott Limited’s internal control over financial reporting as of December 31, 2017, has not been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.

Remediation of Prior Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of Allergan plc and Warner Chilcott Limited’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management previously identified and disclosed a material weakness in our internal control over financial reporting processes over the assessment of tax implications of certain transactions between our subsidiaries. This control deficiency did not result in a material misstatement of our current or prior period consolidated financial statements. However, this control deficiency could have resulted in a misstatement to the income tax accounts and disclosures, which would have resulted in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management previously concluded that this control deficiency constituted a material weakness.

In response to this material weakness, changes were made to the Company’s internal control over financial reporting, including identifying personnel with responsibility for assessing the tax implications of certain transactions between our subsidiaries, in addition to enhancing certain reports, refining our internal reporting structure, hiring additional resources and redesigning existing controls and income tax reporting policies and procedures to ensure the implications of certain transactions between our subsidiaries are fully analyzed.

The Company has completed the documentation and testing of the corrective actions described above and, as of December 31, 2017, has concluded that the remediation activities completed are sufficient to allow us to conclude that the previously disclosed material weakness has been remediated as of December 31, 2017.

Changes in Internal Control Over Financial Reporting of Allergan plc and Warner Chilcott Limited

During the quarter ended December 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Allergan plc and Warner Chilcott Limited’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information concerning directors of Allergan required under this Item is incorporated herein by reference to the “Director Nominees For Election at the Annual Meeting” section of our definitive proxy statement, to be filed pursuant to Regulation 14A, related to our 2018 Annual General Meeting of Shareholders to be held on May 2, 2018 (our “2018 Proxy Statement”).

The information concerning our Audit Committee and the independence of its members required by this Item, along with information about the financial expert(s) serving on the Audit Committee, is incorporated by reference to “Audit and Compliance Committee” section of our 2018 Proxy Statement.

Executive Officers of the Registrant

Below are our executive officers as of February 16, 2018:

Name	Age	Principal Position with Registrant
Brenton L. Saunders	48	Chairman, Chief Executive Officer and President
William Meury	50	Chief Commercial Officer
Maria Teresa Hilado	53	Chief Financial Officer
A. Robert D. Bailey	54	Chief Legal Officer and Corporate Secretary
Karen L. Ling	54	Chief Human Resources Officer
Dr. C. David Nicholson	63	Chief R&D Officer
Wayne R. Swanton	50	Executive Vice President, Global Operations
James C. D’Arecca	47	Chief Accounting Officer

Brenton L. Saunders

Mr. Saunders is Chairman, President and Chief Executive Officer of Allergan and has served in the role of President and Chief Executive Officer since July 2014 and of Chairman since October 2016, having previously served as Chief Executive Officer and President of Forest Laboratories, Inc. (“Forest”), and as a director of Forest, prior to its acquisition by Allergan (then known as Actavis plc (“Actavis”). Prior to that, he served as Chief Executive Officer of Bausch + Lomb Incorporated, a leading global eye health company, serving in this capacity from March 2010 until August 2013. Mr. Saunders also held a number of leadership positions at Schering-Plough, including the position of President of Global Consumer Health Care and was named head of integration for the company’s merger with Merck & Co. and for Schering-Plough’s acquisition of Organon BioSciences. Before joining Schering-Plough, Mr. Saunders was a Partner and Head of Compliance Business Advisory at PricewaterhouseCoopers LLP. Prior to that, he was Chief Risk Officer at Coventry Health Care and Senior Vice President, Compliance, Legal and Regulatory at Home Care Corporation of America. Mr. Saunders began his career as Chief Compliance Officer for the Thomas Jefferson University Health System. Mr. Saunders serves on the Board of Directors of Cisco Systems, Inc. and RWJBarnabas Health, and is a member of the Business Council and PhRMA.

William Meury

Mr. Meury is the Chief Commercial Officer of Allergan and has served in this role since May 2016, having previously served as President, Branded Pharma from March 2015 and Executive Vice President, Commercial, North American Brands from July 2014. Mr. Meury served as Executive Vice President, Sales and Marketing at Forest prior to its acquisition by Allergan (then known as Actavis). He joined Forest in 1993 and held multiple roles of increasing responsibility in Marketing, New Products, Business Development, and Sales. Before joining Forest, Mr. Meury worked in public accounting for Reznick Fedder & Silverman and in financial reporting for MCI Communications. He received a B.S. in Economics from the University of Maryland. Mr. Meury serves on the Board of Directors of several organizations, including The Jed Foundation, International Council of Ophthalmology Foundation, and The Allergan Foundation.

Maria Teresa Hilado

Ms. Hilado is the Chief Financial Officer of Allergan and has served in this role since December 2014. Prior to joining Allergan (then known as Actavis), she served as Senior Vice President, Finance and Treasurer of PepsiCo, Inc. from 2009 to 2014. Before joining PepsiCo, Ms. Hilado served as Vice President and Treasurer for Schering-Plough Corporation from 2008 to 2009. Before joining Schering-Plough, she spent more than 17 years with General Motors Corporation in leadership roles of increasing responsibility, including as Assistant Treasurer from 2006 to 2008 and CFO, GMAC Commercial Finance LLC from 2001 to 2005. Ms. Hilado began her career with Far East Bank and Trust Company, Manila, Philippines. Ms. Hilado received a B.S. in Management Engineering from Ateneo de Manila University in the Philippines, and an MBA from the University of Virginia’s Darden School of Business Administration.

A. Robert D. Bailey

Mr. Bailey is the Chief Legal Officer and Corporate Secretary of Allergan, and has served in this role since July 2014, having served as Senior Vice President, Chief Legal Officer, General Counsel and Corporate Secretary of Forest prior to its acquisition by Allergan, from November 2013 to June 2014. Prior to that, Mr. Bailey served as Executive Vice President, Law, Policy and Communications at Bausch + Lomb from 2007 to 2013. Before joining Bausch + Lomb in 1994, he was an attorney at Nixon Peabody (formerly Nixon, Hargrave, Devans & Doyle). Mr. Bailey received his J.D. from the University of Minnesota and his B.A. from St. Olaf College in Northfield, MN.

Karen Ling

Ms. Ling is the Chief Human Resources Officer of Allergan, and has served in this role since July 2014, having served as Senior Vice President and Chief Human Resources Officer at Forest from January 2014 to July 2014, prior to its acquisition by Allergan (then known as Actavis). Ms. Ling joined Forest from Merck & Co., where she served as Senior Vice President, Human Resources for the company’s Global Human Health and Consumer Care businesses worldwide beginning in November 2011. Previously, she served as Vice President, Compensation and Benefits at Merck and Group Vice President, Global Compensation & Benefits at Schering-Plough (which was acquired by Merck). Prior to joining Schering-Plough in 2008, Ms. Ling spent 14 years at Wyeth Pharmaceuticals in various positions of responsibility in human resources and in Wyeth’s Labour and Employment Department. Before joining Wyeth, Ms. Ling was an attorney at Goldstein and Manello, P.C. in Boston. She is currently a member of the Board of Directors of the Glaucoma Foundation, Inc. and The Jed Foundation. Ms. Ling received her J.D. from Boston University School of Law and a B.A. from Yale University.

Dr. C. David Nicholson

Dr. Nicholson is the Chief R&D Officer of Allergan and has served in this role since March 2015. He joined Allergan (then known as Actavis) as Senior Vice President, Global Brands R&D in August 2014. Previously, he served as Chief Technology Officer and EVP, R&D for Bayer CropScience from March 2012 to August 2014; Vice President of Licensing and Knowledge Management at Merck from 2009 to December 2011; and Senior Vice President, responsible for Global Project Management and Drug Safety at Schering-Plough from 2007 to 2009. From 1988 to 2007, Dr. Nicholson held various leadership positions at Organon, where he most recently served as Executive Vice President, Research & Development and was a member of the company’s Executive Management Committee. He received a B.Sc. from the University of Manchester and his Ph.D. from the University of Wales.

Wayne R. Swanton

Mr. Swanton is Executive Vice President, Global Operations of Allergan plc. Prior to his current appointment, Mr. Swanton served as Senior Vice President Global Operations of Allergan. He joined the Company (then Watson) in March 2012 as Vice President, Global Supply Chain. Mr. Swanton brings expertise to all aspects of the end-to-end supply chain, including procurement, planning, manufacturing, external supply, quality and distribution.  He has extensive leadership experience in global pharmaceutical operations and managing significant business transformations. Prior to joining Allergan, Mr. Swanton held various roles at Abbott Laboratories in finance, supply chain, project management and manufacturing operations in both local and global capacities. Mr. Swanton is a Fellow of the Chartered Association of Certified Accountants, UK.

James C. D’Arecca

Mr. D’Arecca is the Chief Accounting Officer of Allergan, and has served in this role since August 2013. Prior to joining Allergan (then known as Actavis), he held a similar position at Bausch + Lomb. Prior to joining Bausch + Lomb, Mr. D’Arecca worked for Merck & Co. and Schering-Plough. He also spent 13 years with PricewaterhouseCoopers as a Certified Public Accountant. Mr. D’Arecca received his MBA from Columbia University and his B.S. in Accounting from Rutgers University.

Our executive officers are appointed annually by the Board of Directors, hold office until their successors are chosen and qualified and may be removed at any time by the affirmative vote of a majority of the Board of Directors. We have employment agreements with most of our executive officers. There are no family relationships between any director and executive officer of Allergan.

Section 16(a) Compliance

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2018 Proxy Statement.

Code of Ethics

We have adopted a Code of Conduct that applies to our employees, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer. The Code of Conduct is posted on our Internet website at www.Allergan.com. Any person may request a copy of our Code of Conduct by contacting us at our administrative address: 5 Giralda Farms, Madison, NJ 07940, Attn: Secretary. Any amendments to or waivers from the Code of Conduct will be posted on our website at www.Allergan.com under the caption “Corporate Governance” within the Investors section of our website.

ITEM 11.	EXECUTIVE COMPENSATION

The information concerning executive and director compensation, and concerning our compensation committee and the compensation committee report for Allergan required under this Item is incorporated herein by reference to the “Compensation Discussion and Analysis” section of our 2018 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning security ownership of certain beneficial owners and management and related stockholder matters and the equity compensation plan information required under this Item is incorporated herein by reference to the “Stock Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information as of December 31, 2017” sections of our 2018 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions, and director independence required under this Item is incorporated herein by reference to the “Certain Relationships and Related Transactions” and “Director Independence” sections of our 2018 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning principal accounting fees and services required under this Item is incorporated herein by reference to the “Audit Fees” section of our 2018 Proxy Statement.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules
(a)	The following documents are filed as part of the Annual Report on Form 10-K:
1.	Consolidated Financial Statements and Supplementary Data

All other financial statement schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description

2.1

Master Purchase Agreement, dated July 26, 2015, by and between Teva Pharmaceutical Industries Ltd. and Allergan plc (incorporated by reference to Exhibit 2.2 to Allergan plc’s Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2015).

2.2

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

4.5

Indenture between Watson Pharmaceuticals, Inc. (now known as Allergan Finance, LLC) and Wells Fargo Bank, N.A., as trustee, dated as of August 24, 2009 (incorporated by reference to Exhibit 4.1 to Watson Pharmaceuticals, Inc.’s Form 8-K, filed with the SEC on August 24, 2009).

4.6

First Supplemental Indenture between Watson Pharmaceuticals, Inc. (now known as Allergan Finance, LLC) and Wells Fargo Bank, N.A., as trustee, dated as of August 24, 2009, including the forms of Watson Pharmaceuticals, Inc.’s 5.000% Senior Notes due 2014 and 6.125% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to Watson Pharmaceuticals, Inc.’s Form 8-K, filed with the SEC on August 24, 2009).

4.7

Second Supplemental Indenture between Watson Pharmaceuticals, Inc. (now known as Allergan Finance, LLC) and Wells Fargo Bank, N.A., as trustee, dated as of May 7, 2010 (incorporated by reference to Exhibit 10.2 to Watson Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2010).

4.8

Third Supplemental Indenture between Watson Pharmaceuticals, Inc. (now known as Allergan Finance, LLC) and Wells Fargo Bank, N. A., as trustee, dated as of October 2, 2012, including the forms of Watson Pharmaceuticals, Inc.’s 1.875% Notes due 2017, 3.250% Notes due 2022 and 4.625% Notes due 2042 (incorporated by reference to Exhibit 4.2 to Watson Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on October 2, 2012).

4.9

Fourth Supplemental Indenture, dated as of October 1, 2013, by and among Actavis, Inc. (now known as Allergan Finance, LLC), Actavis plc (now known as Allergan plc),  and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Allergan plc’s Current Report on Form 8-K, filed with the SEC on October 2, 2013).

Exhibit No.	Description

4.10

Fifth Supplemental Indenture, dated as of April 16, 2015, by and among Actavis, Inc. (now known as Allergan Finance, LLC), Actavis plc (now known as Allergan plc), Warner Chilcott Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.4 to Allergan plc’s Current Report on Form 8-K, filed with the SEC on April 22, 2015).

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

4.22

Indenture, dated as of December 10, 2013, by and among Forest Laboratories, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Forest Laboratories, Inc.’s Current Report on Form 8-K filed with the SEC on December 11, 2013).

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

Exhibit No.	Description

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

4.31

Third Supplemental Indenture, among Actavis plc (now known as Allergan plc), Tango Merger Sub 2 LLC and Wells Fargo Bank, National Association, as trustee, dated January 1, 2018 (incorporated by reference to Exhibit 4.6 of Allergan plc’s Current Report on Form 8-K filed with the SEC on July 3, 2014).

4.32

Fourth Supplemental Indenture, among Allergan Slaes, LLC, Allergan plc and Wells Fargo Bank, National Association, as trustee, dated July 1, 2014 (incorporated by reference to Exhibit 4.1 of Allergan plc’s Current Report on Form 8-K filed with the SEC on January 2, 2018).

4.33

Fourth Supplemental Indenture, among Allergan Slaes, LLC, Allergan plc and Wells Fargo Bank, National Association, as trustee, dated July 1, 2014 (incorporated by reference to Exhibit 4.2 of Allergan plc’s Current Report on Form 8-K filed with the SEC on January 2, 2018).

4.34

Indenture, dated June 19, 2014, by and among Actavis Funding SCS (now known as Allergan Funding SCS), the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Allergan plc’s Current Report on Form 8-K filed with the SEC on June 20, 2014).

4.35

Indenture, dated as of March 12, 2015, among Actavis Funding SCS (now known as Allergan Funding SCS) Warner Chilcott Limited, Actavis Capital S.à r.l. (now known as Allergan Capital S.à r.l.)  and Actavis, Inc. (now known as Allergan Finance, LLC), as guarantors and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Allergan plc’s Current Report on Form 8-K, filed with the SEC on March 12, 2015).

4.36

First Supplemental Indenture, dated as of March 12, 2015, among Actavis Funding SCS  (now known as Allergan Funding SCS) Warner Chilcott Limited, Actavis Capital S.à r.l. (now known as Allergan Capital S.à r.l.) and Actavis, Inc. (now known as Allergan Finance, LLC), as guarantors and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Allergan plc’s Current Report on Form 8-K, filed with the SEC on March 12, 2015).

4.37

Second Supplemental Indenture, dated as of May 7, 2015, among Actavis Funding SCS (now known as Allergan Funding SCS) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.20 to Allergan plc’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2015).

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

Exhibit No.	Description

10.4	Allergan, Inc. Pension Plan (Restated 2013) (incorporated by reference to Exhibit 10.15 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2012).

10.5

First Amendment to the Allergan, Inc. Pension Plan (Restated 2013) (Incorporated by reference to Exhibit 10.14 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2013).

10.6	Second Amendment to the Allergan, Inc. Pension Plan (Restated 2013 (Incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 2014).

10.7	Third Amendment to Allergan, Inc. Pension Plan (Restated 2013) (Incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 2014.

10.8#

Allergan, Inc. Supplemental Executive Benefit Plan and Supplemental Retirement Income Plan (Restated 2011) (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2011).

10.9#

First Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.18 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2011).

10.10#

Allergan, Inc. Executive Deferred Compensation Plan (Restated 2009) (incorporated by reference to Exhibit 10.23 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008).

10.11#

Form of Non-Qualified Stock Option Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008).

10.12#

Form of Non-Qualified Stock Option Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (Amended February 2010) (incorporated by reference to Exhibit 10.32 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009).

10.13#	Amended and Restated Allergan plc 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Allergan, plc’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2016).

10.14#

Form of Non-Qualified Stock Option Grant Notice for Employees under the Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.6 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 2011).

10.15#

Form of Restricted Stock Award Grant Notice for Employees under the Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 2011).

10.16#

Form of Restricted Stock Unit Award Grant Notice for Employees under the Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.9 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 2011).

10.17#

Form of Performance-Based Restricted Stock Unit Award Grant Notice for Employees under the Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.40 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2011).

10.18#

Form of 2014 Performance-Based Restricted Stock Unit Award Grant Agreement for Employees under the Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Report on Form 10-Q for the Quarter Ended September 30, 2014).

10.19#

Form of Non-Qualified Stock Option Grant Agreement for Employees under the Allergan, Inc. 2011 Incentive Award Plan (Amended February 2014) (incorporated by reference to Exhibit 10.40 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2013).

10.20#

Form of Restricted Stock Unit Grant Agreement for Employees under the Allergan, Inc. 2011 Incentive Award Plan (Amended February 2014) (incorporated by reference to Exhibit 10.41 to Allergan, Inc.’s Annual Report on form 10-K for the Fiscal Year ended December 31, 2013).

10.21#

Form of Restricted Stock Unit Award Grant Agreement for Employees under the Allergan, Inc. 2011 Incentive Award Plan (Amended February 2015) (incorporated by reference to Exhibit 10.48 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2014).

Exhibit No.	Description

10.22#

Form of Non-Qualified Stock Option Grant Agreement for Employees under the Allergan, Inc. 2011 Incentive Award Plan (Amended February 2015) (incorporated by reference to Exhibit 10.50 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2014).

10.23#

Form of Non-Qualified Stock Option Grant Agreement for Employees under the Amended and Restated Allergan, Inc. 2011 Incentive Award Plan (March 2015) (incorporated by reference to Exhibit 10.35 to Allergan plc’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2015).

10.24#

Form of Performance-Based Restricted Stock Unit Award Grant Agreement for Employees under the Amended and Restated Allergan, Inc. 2011 Incentive Award Plan (March 2015) (incorporated by reference to Exhibit 10.36 to Allergan plc’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2015).

10.25#

Form of Restricted Stock Unit Award Grant Agreement for Employees under the Amended and Restated Allergan, Inc. 2011 Incentive Award Plan (March 2015)  (incorporated by reference to Exhibit 10.37 to Allergan plc’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2015).

10.26	Form of Deed of Indemnification, Actavis plc (now known as Allergan plc) (incorporated by reference to Exhibit 10.1 to Allergan plc’s Current Report on Form 8-K, filed with the SEC on March 18, 2015).

10.27

Form of Indemnification Agreement, Actavis W.C. Holding Inc. (now known as Allergan W.C. Holding Inc.) (incorporated by reference to Exhibit 10.2 to Allergan plc’s Current Report on Form 8-K, filed with the SEC on March 18, 2015).

10.28

Form of Deed of Indemnification, Actavis plc (now known as Allergan plc) (incorporated by reference to Exhibit 10.6 of Allergan plc’s Current Report on Form 8-K, filed with the SEC on October 2, 2013).

10.29	Form of Deed of Indemnification, Actavis plc (now known as Allergan plc) (incorporated by reference to Exhibit 10.4 of Allergan plc’s Current Report on Form 8-K, filed with the SEC on July 3, 2014).

10.30

Form of Indemnification Agreement, Actavis W.C. Holding Inc. (now known as Allergan W.C. Holding Inc.) (incorporated by reference to Exhibit 10.7 of Allergan plc’s Current Report on Form 8-K, filed with the SEC on October 2, 2013).

10.31

Form of Indemnification Agreement, Actavis W.C. Holding Inc. (now known as Allergan W.C. Holding Inc.) (incorporated by reference to Exhibit 10.5 of Allergan plc’s Current Report on Form 8-K, filed with the SEC on July 3, 2014).

10.32#	Form of Transformation Incentive Award Agreement (incorporated by reference to Exhibit 10.3 to Allergan plc’s Current Report on Form 8-K filed on March 18, 2015).

10.33#	Form of retention bonus letter (one payment) (incorporated by reference to Exhibit 10.26 to Allergan plc’s Annual Report on Form 10-K, filed with the SEC for the year ended December 31, 2013).

10.34#	Form of retention bonus letter (two payments) (incorporated by reference to Exhibit 10.27 to Allergan plc’s Annual Report on Form 10-K, filed with the SEC for the year ended December 31, 2013).

10.35#

The Amended and Restated 2013 Incentive Award Plan of Allergan plc (incorporated by reference to Exhibit 10.2 of Allergan plc’s Report on Form 10-Q filed with the SEC for the Quarter ended June 30, 2016).

10.36#

Employee Severance Pay Plan for Employees of Actavis Inc. (now known as Allergan Finance, LLC) and Certain of Its U.S. Subsidiaries (incorporated by reference to Exhibit 10.1 of Allergan plc’s Quarterly Report on Form 10-Q for the period ending March 31, 2014).

10.37#

2004 Stock Option Plan of Forest Laboratories, Inc. (incorporated by reference to Appendix C of Forest Laboratories, Inc.’s Proxy Statement for the fiscal year ended March 31, 2004 filed with the SEC on June 28, 2004).

10.38#

2007 Equity Incentive Plan of Forest Laboratories, Inc., as amended (incorporated by reference to Exhibit 10.1 of Forest Laboratories, Inc.’s Current Report on Form 8-K filed with the SEC on August 21, 2013).

10.39#	Amendment to 2007 Equity Incentive Plan of Forest Laboratories, Inc., as amended (Amended Forest Plan) (incorporated by reference to Exhibit 99.7 of the Actavis July 1, 2014 S-8).

10.40#	Form of Notice of Grant and Signature Page and Form of Option Award Agreement (Actavis Plan) (incorporated by reference to Exhibit 99.5 of the Actavis July 1, 2014 S-8).

Exhibit No.	Description

10.41#	Form of Notice of Grant and Signature Page and Form of Restricted Stock Unit Award Agreement (Actavis Plan) (incorporated by reference to Exhibit 99.6 of the Actavis July 1, 2014 S-8).

10.42#

Form of Notice of Grant and Signature Page and Form of Other Cash-Based Award Agreement (Actavis Plan) (incorporated by reference to Exhibit 10.44 to Allergan plc’s Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2014).

10.43#	Form of Amended and Restated Other Cash-Based Award Agreement (incorporated by reference to Exhibit 10.1 to Allergan plc’s Current Report on Form 8-K, filed with the SEC on August 8, 2016).

10.44#	Form Employee Stock Unit Agreement (Performance-Based Conditions) (Forest Plan) (incorporated by reference to Exhibit 99.8 of the Actavis July 1, 2014 S-8).

10.45

Amended and Restated Stockholder Voting Agreement, dated as of August 4, 2015, by and between Allergan plc and the individuals listed therein (incorporated by reference to Exhibit 10.1 to Allergan plc’s Current Report on Form 8-K, filed with the SEC on August 5, 2015).

10.46#

Form of Notice of Grant and Signature Page and Form of Other Cash-Based Award Agreement (The Amended and Restated 2013 Incentive Award Plan of Actavis plc) (incorporated by reference to Exhibit 10.3 to Allergan plc’s Current Report on Form 8-K, filed with the SEC on March 18, 2015).

10.47#	Allergan plc 2017 Executive Severance Plan (Effective July 20, 2017) (incorporated by reference to Exhibit 10.1 to Allergan plc’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2017).

10.48#*	Separation Agreement and Release between Maria Teresa Hilado and Allergan, Inc. dated February 6, 2018

10.49#*	Consulting Agreement by and between Allergan plc and Maria Teresa Hilado dated as of February 6, 2018.

21.1*	Subsidiaries of the Company.

23.1*	Allergan plc Consent of PricewaterhouseCoopers LLP.

23.2*	Warner Chilcott Limited Consent of PricewaterhouseCoopers LLP.

24.1*	Power of Attorney

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Label Definition Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
#	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Exchange Act.

ITEM 16.	Form 10-K Summary

Not applicable.

SIGNATURES Registrant

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th  day of February, 2018.

ALLERGAN plc

By:	/s/ Brenton L. Saunders
Brenton L. Saunders
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons and in the capacities indicated on the 16th day of February, 2018.

Signature	Title

/s/ Brenton L. Saunders	Chairman, Chief Executive Officer, President, Director
Brenton L. Saunders

/s/ Maria Teresa Hilado	Chief Financial Officer
Maria Teresa Hilado

/s/ James C. D'Arecca	Chief Accounting Officer
James C. D'Arecca

*	Director
Nesli Basgoz, M.D.

*	Director
Paul M. Bisaro

*	Director
James H. Bloem

*	Director
Joseph H. Boccuzi

*	Director
Christopher W. Bodine

*	Director
Adriane M. Brown

*	Director
Christopher J. Coughlin

*	Director
Catherine M. Klema

*	Director
Peter J. McDonnell, M.D.

*	Director
Patrick J. O'Sullivan

*	Director
Ronald R. Taylor

*	Director
Fred G. Weiss

*By:	/s/ A. Robert D. Bailey
A. Robert D. Bailey
Attorney-in-fact

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of February, 2018.

WARNER CHILCOTT LIMITED

By:	/s/ A. Robert D. Bailey
A. Robert D. Bailey
Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons and in the capacities indicated on the 16th day of February, 2018.

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
Donnan Hurst

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Registrants and their subsidiaries are required to be included in Item 15:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Allergan plc:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Allergan plc and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive (loss)/income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15 (a) (2) (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting of Allergan plc appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Report on Internal Control over Financial Reporting of Allergan plc, management has excluded Lifecell Corporation and Zeltiq Aesthetics, Inc. from its assessment of internal control over financial reporting as of December 31, 2017 because they were acquired by the Company in purchase business combinations during 2017.  We have also excluded Lifecell Corporation and Zeltiq Aesthetics, Inc. from our audit of internal control over financial reporting.  Lifecell Corporation and Zeltiq Aesthetics, Inc. are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent approximately 1.4% and 4.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

February 16, 2018

We have served as the Company’s auditor since at least 1994. We have not determined the specific year we began serving as the auditor of the Company.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of Warner Chilcott Limited:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Warner Chilcott Limited and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive (loss)/income, member’s equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15 (a)(2) (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

February 16, 2018

We have served as the Company's auditor since 2014.

ALLERGAN PLC

CONSOLIDATED BALANCE SHEETS

(In millions, except par value and share data)

	December 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$1,817.2	$1,724.0
Marketable securities	4,632.1	11,501.5
Accounts receivable, net	2,899.0	2,531.0
Inventories	904.5	718.0
Prepaid expenses and other current assets	1,123.9	1,383.4
Total current assets	11,376.7	17,857.9
Property, plant and equipment, net	1,785.4	1,611.3
Investments and other assets	267.9	282.1
Non current assets held for sale	81.6	27.0
Deferred tax assets	319.1	233.3
Product rights and other intangibles	54,648.3	62,618.6
Goodwill	49,862.9	46,356.1
Total assets	$118,341.9	$128,986.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,541.4	$5,019.0
Income taxes payable	74.9	57.8
Current portion of long-term debt and capital leases	4,231.8	2,797.9
Total current liabilities	9,848.1	7,874.7
Long-term debt and capital leases	25,843.5	29,970.8
Other long-term liabilities	886.9	1,085.0
Other taxes payable	1,573.9	886.2
Deferred tax liabilities	6,352.4	12,969.1
Total liabilities	44,504.8	52,785.8
Commitments and contingencies (Refer to Note 24)
Equity:
Preferred shares, $0.0001 par value per share, 5.1 million shares authorized, 5.1 million and 5.1 million shares issued and outstanding, respectively	4,929.7	4,929.7
Ordinary shares; $0.0001 par value per share; 1,000.0 million shares authorized, 330.2 million and 334.9 million shares issued and outstanding, respectively	-	-
Additional paid-in capital	54,013.5	53,958.9
Retained earnings	12,957.2	18,342.5
Accumulated other comprehensive income / (loss)	1,920.7	(1,038.4)
Total shareholders’ equity	73,821.1	76,192.7
Noncontrolling interest	16.0	7.8
Total equity	73,837.1	76,200.5
Total liabilities and equity	$118,341.9	$128,986.3

See accompanying Notes to the Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Years Ended December 31,
	2017	2016	2015
Net revenues	$15,940.7	$14,570.6	$12,688.1
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	2,168.0	1,860.8	2,751.8
Research and development	2,100.1	2,575.7	2,358.5
Selling and marketing	3,514.8	3,266.4	2,765.1
General and administrative	1,501.9	1,473.9	1,716.4
Amortization	7,197.1	6,470.4	5,443.7
In-process research and development impairments	1,452.3	743.9	511.6
Asset sales and impairments, net	3,927.7	5.0	272.0
Total operating expenses	21,861.9	16,396.1	15,819.1
Operating (loss)	(5,921.2)	(1,825.5)	(3,131.0)

Interest income	67.7	69.9	10.6
Interest (expense)	(1,095.6)	(1,295.6)	(1,193.3)
Other (expense) / income , net	(3,437.3)	219.2	(233.8)
Total other (expense), net	(4,465.2)	(1,006.5)	(1,416.5)
(Loss) before income taxes and noncontrolling interest	(10,386.4)	(2,832.0)	(4,547.5)
(Benefit) for income taxes	(6,670.4)	(1,897.0)	(1,605.9)
Net (loss) from continuing operations, net of tax	(3,716.0)	(935.0)	(2,941.6)
(Loss) / income from discontinued operations, net of tax	(402.9)	15,914.5	6,861.0
Net (loss) / income	(4,118.9)	14,979.5	3,919.4
(Income) attributable to noncontrolling interest	(6.6)	(6.1)	(4.2)
Net (loss) / income attributable to shareholders	(4,125.5)	14,973.4	3,915.2
Dividends on preferred shares	278.4	278.4	232.0
Net (loss) / income attributable to ordinary shareholders	$(4,403.9)	$14,695.0	$3,683.2

(Loss) / income per share attributable to ordinary shareholders - basic:
Continuing operations	$(11.99)	$(3.17)	$(8.64)
Discontinued operations	(1.20)	41.35	18.65
Net (loss) / income per share - basic	$(13.19)	$38.18	$10.01
(Loss) / income per share attributable to ordinary shareholders - diluted:
Continuing operations	$(11.99)	$(3.17)	$(8.64)
Discontinued operations	(1.20)	41.35	18.65
Net (loss) / income per share - diluted	$(13.19)	$38.18	$10.01

Dividends per ordinary share	$2.80	$-	$-

Weighted average ordinary shares outstanding:
Basic	333.8	384.9	367.8
Diluted	333.8	384.9	367.8

See accompanying Notes to the Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME

(In millions)

	Years Ended December 31,
	2017	2016	2015
Net (loss) / income	$(4,118.9)	$14,979.5	$3,919.4
Other comprehensive income / (loss)
Foreign currency translation gains / (losses)	1,248.0	(441.6)	(129.9)
Net impact of other-than-temporary loss on investment in Teva securities	1,599.4	-	-
Impact of Teva Transaction	-	1,544.8	-
Unrealized gains / (losses), net of tax	111.7	(1,647.5)	101.2
Total other comprehensive income / (loss), net of tax	2,959.1	(544.3)	(28.7)
Comprehensive (loss) / income	(1,159.8)	14,435.2	3,890.7
Comprehensive (income) attributable to noncontrolling interest	(6.6)	(6.1)	(4.2)
Comprehensive (loss) / income attributable to ordinary shareholders	$(1,166.4)	$14,429.1	$3,886.5

See accompanying Notes to the Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities:
Net (loss) / income	$(4,118.9)	$14,979.5	$3,919.4
Reconciliation to net cash provided by operating activities:
Depreciation	171.5	155.8	218.3
Amortization	7,197.1	6,475.2	5,777.0
Provision for inventory reserve	102.2	181.4	140.9
Share-based compensation	293.3	334.5	690.4
Deferred income tax benefit	(7,783.1)	(1,443.9)	(7,380.1)
Pre-tax gain on sale of businesses to Teva	-	(24,511.1)	-
Non-cash tax effect of gain on sale of businesses to Teva	-	5,285.2	-
In-process research and development impairments	1,452.3	743.9	511.6
Loss on asset sales and impairments, net	3,927.7	5.0	334.4
Net income impact of other-than-temporary loss on investment in Teva securities	3,273.5	-	-
Charge to settle Teva related matters	387.4	-	-
Loss on forward sale of Teva shares	62.9	-	-
Amortization of inventory step-up	131.7	42.4	1,192.9
Non-cash extinguishment of debt	(15.7)	-	-
Amortization of deferred financing costs	27.8	51.0	298.3
Contingent consideration adjustments, including accretion	(133.2)	(66.8)	108.8
Other, net	(37.0)	(59.9)	66.4
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	(188.3)	(191.0)	(1,034.3)
Decrease / (increase) in inventories	(144.8)	(268.4)	(226.2)
Decrease / (increase) in prepaid expenses and other current assets	27.9	29.9	70.9
Increase / (decrease) in accounts payable and accrued expenses	95.9	313.5	142.5
Increase / (decrease) in income and other taxes payable	1,114.1	(326.6)	(87.8)
Increase / (decrease) in other assets and liabilities	29.1	(283.9)	(137.3)
Net cash provided by operating activities	5,873.4	1,445.7	4,606.1
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(349.9)	(331.4)	(454.9)
Additions to product rights and other intangibles	(614.3)	(2.0)	(154.7)
Sale of businesses to Teva	-	33,804.2	-
Additions to investments	(9,783.8)	(15,743.5)	(24.3)
Proceeds from sale of investments and other assets	15,153.3	7,771.6	883.0
Proceeds from sales of property, plant and equipment	7.1	33.3	140.1
Acquisitions of businesses, net of cash acquired	(5,290.4)	(1,198.9)	(37,510.1)
Net cash (used in) / provided by investing activities	(878.0)	24,333.3	(37,120.9)
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness, including credit facility	3,550.0	1,050.0	30,137.7
Debt issuance and other financing costs	(20.6)	-	(310.8)
Payments on debt, including capital lease obligations and credit facility	(6,413.6)	(10,848.7)	(5,134.2)
Proceeds from issuance of preferred shares	-	-	4,929.7
Proceeds from issuance of ordinary shares	-	-	4,071.1
Proceeds from stock plans	183.4	172.1	230.0
Other financing, including contingent consideration	(511.6)	(161.1)	(230.1)
Repurchase of ordinary shares	(493.0)	(15,076.4)	(118.0)
Dividends paid	(1,218.2)	(278.4)	(208.1)
Net cash (used in) / provided by financing activities	(4,923.6)	(25,142.5)	33,367.3
Effect of currency exchange rate changes on cash and cash equivalents	21.4	(8.5)	(6.5)
Net (decrease) / increase in cash and cash equivalents	93.2	628.0	846.0
Cash and cash equivalents at beginning of period	1,724.0	1,096.0	250.0
Cash and cash equivalents at end of period	$1,817.2	$1,724.0	$1,096.0
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Income taxes other, net of refunds	$(5.1)	$3,692.7	$377.6
Interest	$1,144.4	$1,277.9	$689.9
Schedule of Non-Cash Investing and Financing Activities:
Receipt of Teva Pharmaceuticals Industries Ltd. ordinary shares in connecton with the sale of the generics business	$-	$5,038.6	$-
Dividends accrued	$24.6	$23.2	$24.0
Non-cash equity issuance for the Acquisition of Zeltiq net assets	$8.5	$-	$-
Non-cash equity issuance for the Acquisition of Allergan net assets	$-	$-	$34,687.2
Non-cash equity issuance for the Acquisition of Kythera net assets	$-	$-	$40.0

See accompanying Notes to the Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In millions)

						Retained	Accumulated
					Additional	Earnings/	Other
	Ordinary Shares		Preferred Shares		Paid-in-	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income / (Loss)	Total
BALANCE, January 1, 2015	265.9	$-	-	$-	$28,994.7	$(198.2)	$(465.4)	$28,331.1
Comprehensive income:
Net income attributable to shareholders	-	-	-	-	-	3,915.2	-	3,915.2
Other comprehensive (loss), net of tax	-	-	-	-	-	-	(28.7)	(28.7)
Total comprehensive income								3,886.5
Share-based compensation	-	-	-	-	690.4	-	-	690.4
Issuance for the Allergan Acquisition	126.3	-	-	-	38,757.6	-	-	38,757.6
Issuance of Mandatory Convertible Preferred Shares	-	-	5.1	4,929.7	-	-	-	4,929.7
Issuance for the Kythera Acquisition	-	-	-	-	40.0	-	-	40.0
Ordinary shares issued under employee stock plans	2.7	-	-	-	230.0	-	-	230.0
Tax benefits from exercise of options	-	-	-	-	76.1	-	-	76.1
Dividends declared	-	-	-	-	(162.5)	(69.5)	-	(232.0)
Repurchase of ordinary shares	(0.4)	-	-	-	(118.0)	-	-	(118.0)
BALANCE, December 31, 2015	394.5	$-	5.1	$4,929.7	$68,508.3	$3,647.5	$(494.1)	$76,591.4
Comprehensive income:
Net income attributable to shareholders	-	-	-	-	-	14,973.4	-	14,973.4
Other comprehensive (loss), net of tax	-	-	-	-	-	-	(2,089.1)	(2,089.1)
Other comprehensive income resulting from the Teva Transaction	-	-	-	-	-	-	1,544.8	1,544.8
Total comprehensive income								14,429.1
Share-based compensation	-	-	-	-	334.5	-	-	334.5
Ordinary shares issued under employee stock plans	2.3	-	-	-	172.1	-	-	172.1
Tax benefits from exercise of options	-	-	-	-	20.4	-	-	20.4
Dividends declared	-	-	-	-	-	(278.4)	-	(278.4)
Repurchase of ordinary shares under the share repurchase programs	(61.6)	-	-	-	(15,000.0)	-	-	(15,000.0)
Repurchase of ordinary shares	(0.3)	-	-	-	(76.4)	-	-	(76.4)
BALANCE, December 31, 2016	334.9	$-	5.1	$4,929.7	$53,958.9	$18,342.5	$(1,038.4)	$76,192.7
Comprehensive income:
Net income attributable to shareholders	-	-	-	-	-	(4,125.5)	-	(4,125.5)
Other comprehensive (loss), net of tax	-	-	-	-	-	-	1,359.7	1,359.7
Net impact of other-than-temporary loss on investment in Teva securities	-	-	-	-	-	-	1,599.4	1,599.4
Total comprehensive income								(1,166.4)
Share-based compensation	-	-	-	-	293.3	-	-	293.3
Issuance for the Zeltiq acquisition	-	-	-	-	8.5	-	-	8.5
Ordinary shares issued under employee stock plans	2.2	-	-	-	183.4	-	-	183.4
Impact of change in accounting for share-based compensation plans	-	-	-	-	62.4	(41.6)	-	20.8
Dividends declared	-	-	-	-	-	(1,218.2)	-	(1,218.2)
Repurchase of ordinary shares under the share repurchase programs, including non-cash settlement of ASR program	(6.8)	-	-	-	(450.0)	-	-	(450.0)
Repurchase of ordinary shares	(0.1)	-	-	-	(43.0)	-	-	(43.0)
BALANCE, December 31, 2017	330.2	$-	5.1	$4,929.7	$54,013.5	$12,957.2	$1,920.7	$73,821.1

See accompanying Notes to the Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$1,816.3	$1,713.2
Marketable securities	4,632.1	11,501.5
Accounts receivable, net	2,899.0	2,531.0
Receivables from Parents	5,797.4	9,289.2
Inventories	904.5	718.0
Prepaid expenses and other current assets	1,123.0	1,382.1
Total current assets	17,172.3	27,135.0
Property, plant and equipment, net	1,785.4	1,611.3
Investments and other assets	267.9	282.1
Non current receivables from Parents	3,964.0	3,964.0
Non current assets held for sale	81.6	27.0
Deferred tax assets	316.0	233.3
Product rights and other intangibles	54,648.3	62,618.6
Goodwill	49,862.9	46,356.1
Total assets	$128,098.4	$142,227.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,515.6	$4,993.3
Payables to Parents	2,340.6	1,372.8
Income taxes payable	74.9	57.8
Current portion of long-term debt and capital leases	4,231.8	2,797.9
Total current liabilities	12,162.9	9,221.8
Long-term debt and capital leases	25,843.5	29,970.8
Other long-term liabilities	886.9	1,086.0
Other taxes payable	1,573.5	886.2
Deferred tax liabilities	6,349.4	12,969.1
Total liabilities	46,816.2	54,133.9
Commitments and contingencies (Refer to Note 24)
Equity:
Members' capital	72,935.1	72,935.1
Retained earnings	6,410.4	16,189.0
Accumulated other comprehensive income / (loss)	1,920.7	(1,038.4)
Total members’ equity	81,266.2	88,085.7
Noncontrolling interest	16.0	7.8
Total equity	81,282.2	88,093.5
Total liabilities and equity	$128,098.4	$142,227.4

See accompanying Notes to the Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Years Ended December 31,
	2017	2016	2015
Net revenues	$15,940.7	$14,570.6	$12,688.1
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	2,168.0	1,860.8	2,751.8
Research and development	2,100.1	2,575.7	2,358.5
Selling and marketing	3,514.8	3,266.4	2,765.1
General and administrative	1,402.3	1,350.4	1,581.0
Amortization	7,197.1	6,470.4	5,443.7
In-process research and development impairments	1,452.3	743.9	511.6
Asset sales and impairments, net	3,927.7	5.0	272.0
Total operating expenses	21,762.3	16,272.6	15,683.7
Operating (loss)	(5,821.6)	(1,702.0)	(2,995.6)

Interest income	166.3	111.1	10.6
Interest (expense)	(1,095.6)	(1,295.6)	(1,193.3)
Other (expense) / income, net	(3,437.3)	172.2	(233.8)
Total other expense, net	(4,366.6)	(1,012.3)	(1,416.5)
(Loss) before income taxes and noncontrolling interest	(10,188.2)	(2,714.3)	(4,412.1)
(Benefit) for income taxes	(6,670.4)	(1,897.0)	(1,605.9)
Net (loss) from continuing operations, net of tax	(3,517.8)	(817.3)	(2,806.2)
(Loss) / income from discontinued operations, net of tax	(402.9)	15,914.5	6,861.0
Net (loss)/ income	(3,920.7)	15,097.2	4,054.8
(Income) attributable to noncontrolling interest	(6.6)	(6.1)	(4.2)
Net (loss) / income attributable to members	$(3,927.3)	$15,091.1	$4,050.6

See accompanying Notes to the Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME

(In millions)

	Years Ended December 31,
	2017	2016	2015
Net (loss) / income	$(3,920.7)	$15,097.2	$4,054.8
Other comprehensive income / (loss)
Foreign currency translation gains / (losses)	1,248.0	(441.6)	(129.9)
Net impact of other-than-temporary loss on investment in Teva securities	1,599.4	-	-
Impact of Teva Transaction	-	1,544.8	-
Unrealized gains / (losses), net of tax	111.7	(1,647.5)	101.2
Total other comprehensive income / (loss), net of tax	2,959.1	(544.3)	(28.7)
Comprehensive (loss) / income	(961.6)	14,552.9	4,026.1
Comprehensive (income) attributable to noncontrolling interest	(6.6)	(6.1)	(4.2)
Comprehensive (loss) / income attributable to members	$(968.2)	$14,546.8	$4,021.9

See accompanying Notes to the Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities:
Net (loss) / income	$(3,920.7)	$15,097.2	$4,054.8
Reconciliation to net cash provided by operating activities:
Depreciation	171.5	155.8	218.3
Amortization	7,197.1	6,475.2	5,777.0
Provision for inventory reserve	102.2	181.4	140.9
Share-based compensation	293.3	334.5	690.4
Deferred income tax benefit	(7,783.1)	(1,443.9)	(7,380.1)
Pre-tax gain on sale of businesses to Teva	-	(24,511.1)	-
Non-cash tax effect of gain on sale of businesses to Teva	-	5,285.2	-
In-process research and development impairments	1,452.3	743.9	511.6
Loss on asset sales and impairments, net	3,927.7	5.0	334.4
Net income impact of other-than-temporary loss on investment in Teva securities	3,273.5	-	-
Charge to settle Teva related matters	387.4	-	-
Loss on forward sale of Teva shares	62.9	-	-
Amortization of inventory step-up	131.7	42.4	1,192.9
Non-cash extinguishment of debt	(15.7)	-	-
Amortization of deferred financing costs	27.8	51.0	298.3
Contingent consideration adjustments, including accretion	(133.2)	(66.8)	108.8
Other, net	(37.0)	(59.9)	66.4
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	(188.3)	(191.0)	(1,033.6)
Decrease / (increase) in inventories	(144.8)	(268.4)	(226.2)
Decrease / (increase) in prepaid expenses and other current assets	28.8	28.6	71.3
Increase / (decrease) in accounts payable and accrued expenses	121.7	339.2	193.5
Increase / (decrease) in income and other taxes payable	1,114.1	(326.6)	(87.8)
Increase / (decrease) in other assets and liabilities, including receivable / payable with Parents	(45.5)	(292.7)	(266.9)
Net cash provided by operating activities	6,023.7	1,579.0	4,664.0
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(349.9)	(331.4)	(454.9)
Additions to product rights and other intangibles	(614.3)	(2.0)	(154.7)
Sale of businesses to Teva	-	33,804.2	-
Additions to investments	(9,783.8)	(15,743.5)	(24.3)
Proceeds from the sale of investments and other assets	15,153.3	7,771.6	883.0
Loans to Parents	-	(13,232.2)	-
Proceeds from sales of property, plant and equipment	7.1	33.3	140.1
Acquisitions of businesses, net of cash acquired	(5,290.4)	(1,198.9)	(37,510.1)
Net cash (used in) / provided by investing activities	(878.0)	11,101.1	(37,120.9)
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness, including credit facility	3,550.0	1,050.0	30,137.7
Debt issuance and other financing costs	(20.6)	-	(310.8)
Payments on debt, including capital lease obligations and credit facility	(6,413.6)	(10,848.7)	(5,134.2)
Other financing, including contingent consideration	(511.6)	(161.1)	(230.1)
Dividends to Parents	(1,668.2)	(2,034.8)	(208.1)
Contributions from Parents	-	-	9,000.8
Net cash (used in) / provided by financing activities	(5,064.0)	(11,994.6)	33,255.3
Effect of currency exchange rate changes on cash and cash equivalents	21.4	(8.5)	(6.5)
Net (decrease) / increase in cash and cash equivalents	103.1	677.0	791.9
Cash and cash equivalents at beginning of period	1,713.2	1,036.2	244.3
Cash and cash equivalents at end of period	$1,816.3	$1,713.2	$1,036.2
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Income taxes other, net of refunds	$(5.1)	$3,692.7	$377.6
Interest	$1,144.4	$1,277.9	$689.9
Schedule of Non-Cash Investing and Financing Activities:
Non-cash receipt of Teva shares	$-	$5,038.6	$-
Non-cash dividends to Parents	$4,203.9	$-	$-

See accompanying Notes to the Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

(In millions, except share data)

	Members' Capital
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Total
BALANCE, January 1, 2015	100.0	$29,455.9	$(917.9)	$(465.4)	$28,072.6
Comprehensive income:
Net income attributable to members	-	-	4,050.6	-	4,050.6
Other comprehensive (loss), net of tax	-	-	-	(28.7)	(28.7)
Total comprehensive income					4,021.9
Contributions from Parents	-	43,687.3	-	-	43,687.3
Dividends to Parents	-	(208.1)	-	-	(208.1)
BALANCE, December 31, 2015	100.0	$72,935.1	$3,132.7	$(494.1)	$75,573.7
Comprehensive income:
Net income attributable to members	-	-	15,091.1	-	15,091.1
Other comprehensive (loss), net of tax	-	-	-	(2,089.1)	(2,089.1)
Other comprehensive income resulting from the Teva Transaction	-	-	-	1,544.8	1,544.8
Total comprehensive income					14,546.8
Dividends to Parents	-	-	(2,034.8)	-	(2,034.8)
BALANCE, December 31, 2016	100.0	$72,935.1	$16,189.0	$(1,038.4)	$88,085.7
Comprehensive income:
Net income attributable to members	-	-	(3,927.3)	-	(3,927.3)
Other comprehensive (loss), net of tax	-	-	-	1,359.7	1,359.7
Net impact of other-than-temporary loss on investment in Teva securities	-	-	-	1,599.4	1,599.4
Total comprehensive income					(968.2)
Impact of change in accounting for share-based compensation plans	-	-	20.8	-	20.8
Dividends to Parents	-	-	(5,872.1)	-	(5,872.1)
BALANCE, December 31, 2017	100.0	$72,935.1	$6,410.4	$1,920.7	$81,266.2

See accompanying Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Description of Business

Allergan plc is a global pharmaceutical company focused on developing, manufacturing and commercializing branded pharmaceutical (“brand”, “branded” or “specialty brand”), device, biologic, surgical and regenerative medicine products for patients around the world. Allergan markets a portfolio of leading brands and best-in-class products for the central nervous system, eye care, medical aesthetics and dermatology, gastroenterology, women’s health, urology and anti-infective therapeutic categories.  Allergan is an industry leader in Open Science, a model of research and development, which defines our approach to identifying and developing game-changing ideas and innovation for better patient care.  The Company has operations in more than 100 countries. Warner Chilcott Limited is an indirect wholly-owned subsidiary of Allergan plc and has the same principal business activities.

On August 2, 2016 we completed the divestiture of our global generics business and certain other assets to Teva Pharmaceutical Industries Ltd. (“Teva”) (the “Teva Transaction”) for $33.3 billion in cash, net of cash acquired by Teva, which included estimated working capital and other contractual adjustments, and 100.3 million unregistered Teva ordinary shares (or American Depository Shares with respect thereto), which at the time of the closing approximated $5.0 billion in value using the closing date Teva opening stock price discounted at a rate of 5.9 percent due to the lack of marketability (“Teva Shares”).  As part of the Teva Transaction, Teva acquired our global generics business, including the United States (“U.S.”) and international generic commercial units, our third-party supplier Medis, our global generic manufacturing operations, our global generic research and development (“R&D”) unit, our international over-the-counter (“OTC”) commercial unit (excluding OTC eye care products) and certain established international brands.

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

In October 2016, pursuant to our agreement with Teva, Teva provided the Company with its proposed estimated adjustment to the closing date working capital balance.  The Company disagreed with Teva’s proposed adjustment, and, pursuant to our agreement with Teva, each of the Company’s and Teva’s proposed adjustments were submitted to arbitration (“Working Capital Arbitration”) to determine the working capital amount in accordance with GAAP as applied by the Company consistent with past practice. Teva initially proposed an adjustment of approximately $1.4 billion and subsequently submitted a revised adjustment of approximately $1.5 billion to the arbitrator.  In addition, on October 30, 2017, Teva submitted a Notice of Direct and Third Party Claims seeking indemnification for virtually all of the same items for which Teva sought a proposed adjustment in the Working Capital Arbitration as well as several new items as to which no quantity of damages had been asserted.  On January 31, 2018, Allergan plc and Teva entered into a Settlement Agreement and Mutual Releases (the “Agreement”).  The Agreement provides that the Company will make a one-time payment of $700.0 million to Teva; the Company and Teva will jointly dismiss their working capital dispute arbitration, and the Company and Teva will release all actual or potential claims under the Master Purchase Agreement, dated July 26, 2015, by and between the Company and Teva, for breach of any representation, warranty, or covenant (other than any breach of a post-closing covenant not known as of the date of the Agreement).  The Company recorded a pre-tax charge of $466.0 million as a component of other (expense) / income, net from discontinued operations relating to the settlement in the year ended December 31, 2017.

As a result of the Teva Transaction and the divestiture of the Company’s Anda Distribution business, and in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” the financial results of the businesses held for sale were reclassified to discontinued operations for all periods presented in our consolidated financial statements. The results of our discontinued operations include the results of our generic product development, manufacturing and distribution of off-patent pharmaceutical products, certain established international brands marketed similarly to generic products and out-licensed generic pharmaceutical products primarily in Europe through our Medis third-party business through August 2, 2016, as well as our Anda Distribution business through October 3, 2016.

NOTE 2 — Formation of the Company

Allergan plc (formerly known as Actavis plc) was incorporated in Ireland on May 16, 2013 as a private limited company and re-registered effective September 20, 2013 as a public limited company. It was established for the purpose of facilitating the business combination between Allergan Finance, LLC (formerly known as Actavis, Inc.) and Warner Chilcott plc (“Warner Chilcott”).  Following the consummation of the Warner Chilcott acquisition on October 1, 2013 (the “Warner Chilcott Acquisition”), Allergan Finance, LLC and Warner Chilcott became wholly-owned subsidiaries of Allergan plc. Each of Allergan Finance, LLC’s common shares was converted into one Company ordinary share. Effective October 1, 2013, through a series of related-party transactions, Allergan plc contributed its indirect subsidiaries, including Allergan Finance, LLC, to its subsidiary Warner Chilcott Limited.

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

On March 17, 2015, the Company acquired Allergan, Inc. (“Legacy Allergan”) for approximately $77.0 billion including outstanding indebtedness assumed of $2.2 billion, cash consideration of $40.1 billion and equity consideration of $34.7 billion, which included then outstanding equity awards (the “Allergan Acquisition”). Under the terms of the agreement, Legacy Allergan shareholders received 111.2 million of the Company’s ordinary shares, 7.0 million of the Company’s non-qualified stock options and 0.5 million of the Company’s share units. The addition of Legacy Allergan’s therapeutic franchises in ophthalmology, neurosciences and medical aesthetics/dermatology/plastic surgery complemented the Company’s existing central nervous system, gastroenterology, women’s health and urology franchises. The combined company benefits from Legacy Allergan’s global brand equity and consumer awareness of key products, including Botox®. The transaction expanded our presence and market and product reach across many international markets, with strengthened commercial positions across Canada, Europe, Southeast Asia and other high-value growth markets, including China, India, the Middle East and Latin America.

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

	December 31, 2017			December 31, 2016
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
Cash and cash equivalents	$1,817.2	$1,816.3	$0.9	$1,724.0	$1,713.2	$10.8
Prepaid expenses and other current assets	1,123.9	1,123.0	0.9	1,383.4	1,382.1	1.3
Deferred tax assets	319.1	316.0	3.1	233.3	233.3	-
Accounts payable and accrued liabilities	5,541.4	5,515.6	25.8	5,019.0	4,993.3	25.7
Other long-term liabilities	886.9	886.9	-	1,085.0	1,086.0	(1.0)
Other taxes payables	1,573.9	1,573.5	0.4	886.2	886.2	-
Deferred tax liabilities	6,352.4	6,349.4	3.0	12,969.1	12,969.1	-

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
General and administrative expenses	$1,501.9	$1,402.3	$99.6	$1,473.9	$1,350.4	$123.5	$1,716.4	$1,581.0	$135.4
Operating (loss)	(5,921.2)	(5,821.6)	(99.6)	(1,825.5)	(1,702.0)	(123.5)	(3,131.0)	(2,995.6)	(135.4)
Interest Income	67.7	166.3	(98.6)	69.9	111.1	(41.2)	10.6	10.6	-
Other income / (expense), net	(3,437.3)	(3,437.3)	-	219.2	172.2	47.0	(233.8)	(233.8)	-
(Loss) before income taxes and noncontrolling interest	(10,386.4)	(10,188.2)	(198.2)	(2,832.0)	(2,714.3)	(117.7)	(4,547.5)	(4,412.1)	(135.4)
Net (loss) from continuing operations, net of tax	(3,716.0)	(3,517.8)	(198.2)	(935.0)	(817.3)	(117.7)	(2,941.6)	(2,806.2)	(135.4)
Net (loss) / income	(4,118.9)	(3,920.7)	(198.2)	14,979.5	15,097.2	(117.7)	3,919.4	4,054.8	(135.4)
Dividends on preferred shares	278.4	-	278.4	278.4	-	278.4	232.0	-	232.0
Net (loss) / income attributable to ordinary shareholders/members	(4,403.9)	(3,927.3)	(476.6)	14,695.0	15,091.1	(396.1)	3,683.2	4,050.6	(367.4)

The difference between general and administrative expenses in the years ending December 31, 2017, 2016 and 2015 were due to corporate related expenses incurred at Allergan plc as well as non-recurring transaction costs incurred as part of the acquisitions of the Company, including Allergan, Forest and the terminated transaction with Pfizer Inc. Movements in equity are due to historical differences in the results of operations of the companies and differences in equity awards.

As of December 31, 2017 and December 31, 2016, Warner Chilcott Limited had $5.8 billion and $9.3 billion in Receivables from Parents, respectively.  As of December 31, 2017 and December 31, 2016 Warner Chilcott Limited had $4.0 billion and $4.0 billion in Non current Receivables from Parents, respectively.  These receivables related to intercompany loans between Allergan plc and each of the Allergan Capital, S.a.r.l (formerly known as Actavis Capital, S.a.r.l) and Forest Finance B.V., subsidiaries of Warner Chilcott Limited.  These loans are interest-bearing loans with varying term dates.  Total interest income recognized during the years ended December 31, 2017 and December 31, 2016 was $98.6 million and $41.2 million, respectively.

NOTE 4 — Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) (“GAAP”). The consolidated financial statements include the accounts of wholly owned subsidiaries, after elimination of intercompany accounts and transactions. The consolidated financial information presented herein reflects all financial information that, in the opinion of management, is necessary for a fair statement of financial position, results of operations and cash flows for the periods presented.

The Company’s consolidated financial statements include the financial results of all acquired companies subsequent to the acquisition date.

Reclassifications

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Effective January 1, 2017, the Company prospectively adopted the guidance and as a result of implementation, the Company reduced previously reported Retained Earnings by $62.4 million and increased previously reported Additional-Paid-In-Capital by $62.4 million. In addition, the Company decreased its net Deferred Tax Liabilities and increased Retained Earnings by $20.8 million for the tax impact of this change. The Company also revised its presentation of previously reported cash flows by eliminating the presentation of “Excess tax benefit from stock-based compensation” which raised operating cash flows and reduced financing cash flows for the year ended December 31, 2016 by $20.4 million.

Use of Estimates

Management is required to make certain estimates and assumptions in order to prepare consolidated financial statements in conformity with GAAP. Such estimates and assumptions affect the reported financial statements. The Company’s most significant estimates relate to the determination of SRAs (defined below) included within either accounts receivable or accrued liabilities, the valuation of inventory balances, the determination of useful lives for intangible assets, pension and other post-retirement benefit plan assumptions, the assessment of expected cash flows used in evaluating goodwill and other long-lived assets for impairment and recognition and measurement of assets acquired and liabilities assumed in business combinations at fair value. The estimation process required to prepare the Company’s consolidated financial statements requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. The Company’s actual results could differ materially from those estimates.

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

Marketable Securities

The Company’s marketable securities consist of U.S. treasury and agency securities and debt and equity securities of publicly-held companies. The Company’s marketable securities are classified as available-for-sale and are recorded at fair value, based upon quoted market prices. Unrealized temporary adjustments to fair value were included on the balance sheet in a separate component of shareholders’ equity as unrealized gains and losses and are reported as a component of accumulated other comprehensive income / (loss) as of December 31, 2017. No gains or losses on marketable securities are realized until shares are sold or a decline in fair value is determined to be other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

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

Acquired in-process research and development (“IPR&D”) intangible assets represent the value assigned to acquired research and development projects that, as of the date acquired, represent the right to develop, use, sell and/or offer for sale a product or other intellectual property that the Company has acquired with respect to products and/or processes that have not been completed or approved. The IPR&D intangible assets are subject to impairment testing until completion or abandonment of each project. Upon abandonment, the assets are impaired, if there is no future alternative use or no market for which to sell the asset. Impairment testing requires the development of significant estimates and assumptions involving the determination of estimated net cash flows for each year for each project or product (including net revenues, cost of sales, R&D costs, selling and marketing costs and other costs which may be allocated), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the potential regulatory and commercial success risks, and competitive trends impacting the asset and each cash flow stream as well as other factors. The major risks and uncertainties associated with the timely and successful completion of the IPR&D projects include legal risk, market risk and regulatory risk. Changes in these assumptions could result in future impairment charges. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change or the timely completion of each project and commercial success will occur. For these and other reasons, actual results may vary significantly from estimated results.

Upon successful completion of each project and approval of the product, we will make a separate determination of the useful life of the intangible, transfer the amount to currently marketed products (“CMP”) and amortization expense will be recorded over the estimated useful life.

Contingent Consideration

Contingent consideration is recorded at the acquisition date estimated fair value of the contingent payment for all applicable acquisitions. The fair value of the contingent consideration is remeasured at each reporting period with any adjustments in fair value included in our consolidated statements of operations. (Refer to “NOTE 23 — Fair Value Measurement” for additional details regarding the fair value of contingent consideration.)

Revenue Recognition

General

During the years ended December 31, 2017, 2016 and 2015, revenue from product sales was recognized when title and risk of loss to the product transfers to the customer, which is based on the transaction shipping terms.  Recognition of revenue also requires reasonable assurance of collection of sales proceeds, the seller’s price to the buyer to be fixed or determinable and the completion of all performance obligations. The Company warrants products against defects and for specific quality standards, permitting the return of products under certain circumstances. Product sales are recorded net of all sales-related deductions including, but not limited to: chargebacks, trade discounts, sales returns and allowances, commercial and government rebates, customer loyalty programs and fee-for-service arrangements with certain distributors, which we refer to in the aggregate as “SRA”.

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

The following table summarizes the activity from continuing operations in the Company’s major categories of SRA ($ in millions):

	Chargebacks	Rebates	Returns and Other Allowances	Cash Discounts	Total
Balance at December 31, 2014	$28.0	$995.8	$255.2	$16.3	$1,295.3
Add: Allergan Acquisition	14.1	306.4	100.4	8.6	429.5
Provision related to sales in 2015	649.9	4,035.7	659.9	275.6	5,621.1
Credits and payments	(613.8)	(3,993.5)	(648.0)	(275.4)	(5,530.7)
Balance at December 31, 2015	$78.2	$1,344.4	$367.5	$25.1	$1,815.2
Provision related to sales in 2016	1,003.2	4,338.7	1,390.1	306.5	7,038.5
Credits and payments	(967.2)	(4,069.1)	(1,341.7)	(296.9)	(6,674.9)
Balance at December 31, 2016	$114.2	$1,614.0	$415.9	$34.7	$2,178.8
Provision related to sales in 2017	1,098.7	4,891.4	1,799.3	330.6	8,120.0
Credits and payments	(1,135.7)	(4,710.4)	(1,734.7)	(328.8)	(7,909.6)
Add: LifeCell and Zeltiq Acquisitions	-	4.2	37.1	-	41.3
Balance at December 31, 2017	$77.2	$1,799.2	$517.6	$36.5	$2,430.5

The following table summarizes the balance sheet classification of our SRA reserves ($ in millions):

	As of December 31,
	2017	2016
Accounts receivable	$250.6	$287.4
Accounts payable and accrued expenses	2,179.9	1,891.4
	$2,430.5	$2,178.8

The provisions recorded to reduce gross product sales to net product sales, excluding discontinued operations, were as follows ($ in millions):

Years Ended December 31,	Gross Product Sales	Chargebacks	Rebates	Returns and Other Allowances	Cash Discounts	Net Product Sales	Percentage of Gross Product Sales
2015	$18,125.1	$649.9	$4,035.7	$659.9	$275.6	$12,504.0	69.0%
2016	$21,398.6	$1,003.2	$4,338.7	$1,390.1	$306.5	$14,360.1	67.1%
2017	$23,688.4	$1,098.7	$4,891.4	$1,799.3	$330.6	$15,568.4	65.7%

The following table summarizes the activity from discontinued operations in the Company’s major categories of SRA ($ in millions):

	Chargebacks	Rebates	Returns and Other Allowances	Cash Discounts	Total
Balance at December 31, 2014	$536.9	$750.8	$356.9	$44.4	$1,689.0
Provision related to sales in 2015	5,907.2	1,991.9	729.4	277.3	8,905.8
Credits and payments	(5,825.1)	(2,011.7)	(757.7)	(261.6)	(8,856.1)
Balance at December 31, 2015	$619.0	$731.0	$328.6	$60.1	$1,738.7
Provision related to sales in 2016	3,525.4	1,290.4	583.0	159.1	5,557.9
Credits and payments	(3,655.0)	(1,350.0)	(496.3)	(155.4)	(5,656.7)
Disposal of businesses	(489.4)	(671.4)	(415.3)	(63.8)	(1,639.9)
Balance at December 31, 2016	$-	$-	$-	$-	$-

The Company’s divested generics business also had the following type of SRAs:

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

As of December 31, 2017, we are developing a number of products, some of which utilize novel drug delivery systems, through a combination of internal and collaborative programs including the following:

Product	Therapeutic Area	Indication	Expected Launch Year	Phase
Esmya	Women's Health	Uterine Fibroids	2018	Review
Cariprazine	CNS	Bipolar Depression	2019	III
Ubrogepant	CNS	Acute Migraine	2020	III
Abicipar	Eye Care	Age Related Macular Degeneration	2020	III
Bimatoprost SR	Eye Care	Glaucoma	2020	III
Rapastinel	CNS	Depression	2021	III
Cenicriviroc	Gastrointestinal	NASH	2021	III
Relamorelin	Gastrointestinal	Gastroparesis	2023	III
Pilo/Oxy	Eye Care	Presbyopia	2021	II
RORyT	Medical Aesthetics	Psoriasis	2022	II
Atogepant	CNS	Migraine Prevention	2022	II
Abicipar	Eye Care	Diabetic Macular Edema	2023	II
Brazikumab	Gastrointestinal	Crohn's Disease	2024	II
Botox	Medical Aesthetics	Platysma/Masseter	2025/2023	II
Brazikumab	Gastrointestinal	Ulcerative Colitis	2025	I

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

The most material line items impacted by the allocation of acquisition fair values are:

•

Intangible assets (including IPR&D assets upon successful completion of the project and approval of the product) which are amortized to amortization expense over the expected life of the asset. Significant judgments are used in determining the estimated fair values assigned to the assets acquired and liabilities assumed and in determining estimates of useful lives of long-lived assets. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future net cash flows, estimates of appropriate discount rates used to present value expected future net cash flow streams, the timing of approvals and the probability of success for IPR&D projects and the timing of related product launch dates, the assessment of each asset’s life cycle, the impact of competitive trends on each asset’s life cycle and other factors. These judgments can materially impact the estimates used to allocate acquisition date fair values to assets acquired and liabilities assumed and the future useful lives. For these and other reasons, actual results may vary significantly from estimated results.

•	Inventory is recorded at fair market value factoring in selling price and costs to dispose. Inventory acquired is typically valued higher than replacement cost.

Income Taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities at the applicable tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings.

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

The income tax effects of the TCJA have been initially accounted for on a provisional basis pursuant to the guidance in Staff Accouting Bulletin (“SAB”) 118. Reasonable estimates for all material tax effects of the TCJA (other than amounts related to accounting policy elections) have been provided and adjustments to provisional amounts will be made in subsequent reporting periods as information becomes available to complete provisional computations. The provisional impact of the TCJA for the Federal tax rate change and the resulting deferred tax liability for unremitted earnings will be completed in subsequent measurement periods when the required computations for the 2017 tax year and the related tax returns for the relevant entities have been completed. The final amount for the toll charge is dependent on amounts that  cannot be determined until the 2018 financial results of certain non-US subsidiaries are completed.  In addition, the IRS continues to issue interpretive guidance on the computation of the tax on deferred foreign earnings and therefore the computations cannot be finalized until all relevant IRS guidance has been promulgated and its impact assessed.

The TCJA introduced an additional U.S. tax on certain non-U.S. subsidiaries’ earnings which are considered to be Global Intangible Low Taxed Income (referred to as “GILTI”). Under this provision, the amount of GILTI included by a U.S. shareholder will be taxed at a rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset for foreign tax credits.

Due to the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the TCJA and the application of ASC 740 and are considering if deferred tax amounts should be recorded for this provision. Our accounting policies depend, in part, on analyzing our global income to determine whether we expect material tax liabilities resulting from the application of this provision, and, if so, whether and when to record related current and deferred income taxes and whether such amounts can be reasonably estimated. Anticipated further guidance from the IRS will also clarify the manner in which the GILTI tax is computed. For these reasons, we have not recorded a deferred tax expense or benefit relating to potential GILTI tax in our 2017 consolidated financial statements and have not made a policy election regarding whether to record deferred taxes on GILTI or account for the GILTI entirely as a period cost.

Comprehensive Income / (Loss)

Comprehensive income / (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders. Other comprehensive income / (loss) refers to revenues, expenses, gains and losses that are included in comprehensive income / (loss), but excluded from net income / (loss) as these amounts are recorded directly as an adjustment to shareholders’ equity. The Company’s other comprehensive income / (loss) is comprised of unrealized gains / (losses) on certain holdings of publicly traded equity and debt securities, investments in U.S. treasury and agency securities and actuarial gains / (losses), and foreign currency translation adjustments.

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

A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following ($ in millions, except per share amounts):

	Years Ended December 31,
	2017	2016	2015
Net (loss) / income:
Net (loss) attributable to ordinary shareholders excluding (loss) / income from discontinued operations, net of tax	$(4,001.0)	$(1,219.5)	$(3,177.8)
(Loss) / income from discontinued operations, net of tax	(402.9)	15,914.5	6,861.0
Net (loss) / income attributable to ordinary shareholders	$(4,403.9)	$14,695.0	$3,683.2

Basic weighted average ordinary shares outstanding	333.8	384.9	367.8

Basic EPS:
Continuing operations	$(11.99)	$(3.17)	$(8.64)
Discontinued operations	$(1.20)	$41.35	$18.65
Net (loss) / income per share	$(13.19)	$38.18	$10.01

Dividends per ordinary share	$2.80	$-	$-

Diluted weighted average ordinary shares outstanding	333.8	384.9	367.8

Diluted EPS:
Continuing operations	$(11.99)	$(3.17)	$(8.64)
Discontinued operations	$(1.20)	$41.35	$18.65
Net (loss) / income per share	$(13.19)	$38.18	$10.01

Stock awards to purchase 3.8 million, 4.7 million, and 5.2 million ordinary shares for the years ended December 31, 2017, 2016 and 2015, respectively, were outstanding, but not included in the computation of diluted EPS, because the awards were anti-dilutive for continuing operations and as such the treatment for discontinued operations was also anti-dilutive.

The weighted average impact of ordinary share equivalents of 17.8 million, 17.6  million and 13.6 million for years ended December 31, 2017, 2016 and 2015, respectively, which are anticipated to result from the mandatory conversion of the Company’s preferred shares were not included in the calculation of diluted EPS as their impact would be anti-dilutive.

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

The Company recognizes share-based compensation expense for the granted awards over the applicable vesting period.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606) "Revenue from Contracts with Customers." Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, “Revenue Recognition”, and requires entities to recognize revenue when they transfer control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company will adopt Topic 606 as of January 1, 2018, using the modified retrospective transition method applied to those contracts which were not completed as of that date. Upon adoption, the Company will recognize the cumulative effect of adopting this guidance as an adjustment to our opening balance of retained earnings, the impact of which is not significant. Prior periods will not be retrospectively adjusted. The Company has assessed our revenue recognition practices with respect to the agreements for which the Company currently recognizes revenues and has concluded that there is no material impact from the new revenue recognition standard.

Under Topic 606, the Company will apply the practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs will be included in selling, general, and administrative expenses which are consistent with current accounting prior to the adoption of Topic 606. The Company will also elect to use the practical expedient to not adjust the promised amount of consideration for the effects of the time value of money for contracts in which the anticipated period between when the Company transfers the goods or services to the customer and when the customer pays is equal to one year or less.

In January 2016, the FASB issued ASU No. 2016-01, which changes the requirement to require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this guidance on January 1, 2018 resulted in a reduction of other comprehensive income, net of tax, of approximately $63.0 million with a corresponding increase to retained earnings.

In February 2016, the FASB issued ASU No. 2016-02, which states that a lessee should recognize the assets and liabilities that arise from leases. This update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the impact that this pronouncement will have on our financial position and results of operations.

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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. The amendment to the guidance eliminates the exception for an intra-entity transfer of an asset other than inventory and requires an entity to recognize the income tax consequences when the transfer occurs. Two common examples of assets included in the scope of the amendment are intellectual property and property, plant, and equipment. The amendment is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The amendment should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption of the guidance on January 1, 2018 resulted in an increase to retained earnings of $356.2 million and a corresponding reduction in net tax liabilities.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments to the guidance require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed.  In addition, the amendments also allow only the service cost component to be eligible for capitalization when applicable. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company does not anticipate the standard having a material impact on our financial position and results of operations.

In March 2017, The FASB issued Accounting Standards Update (ASU) No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date, but does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  The amendments are effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Entities are required to apply the amendments on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The entity is required to provide disclosures about a change in accounting principle in the period of adoption. The Company is evaluating the impact these amendments will have on our financial position and results of operations.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718) — Scope of Modification Accounting. ASU No. 2017-09 applies to entities that change the terms or conditions of a share-based payment award. The amendments to the guidance in ASU No. 2017-09 include guidance on determining changes to the terms and conditions of share-based payment awards and require an entity to apply modification accounting under Topic 718 unless all of the following conditions are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 and should be applied prospectively to an award modified on or after the adoption date. The adoption of these amendments are not anticipated to have a material impact on the Company’s financial position or results of operations.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815) — Targeted Improvements to Accounting for Hedging Activities. The amendments to the guidance will better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments also make certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted in any interim period or fiscal years before the effective date of the amendments. For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments. The amended presentation and disclosure guidance is required only prospectively. The guidance may have an impact on the Company’s future financial positions and results of operations.

NOTE 5 — Business Development

During the year ended December 31, 2015, the Company acquired material assets and businesses. The unaudited pro forma results of the businesses acquired that materially impacted the reported results of the Company are as follows ($ in millions except per share information):

	Year Ended December 31, 2015 (unaudited)
	As reported	Allergan Acquisition	Pro Forma
Net revenues	$12,688.1	$1,523.0	$14,211.1
Net income attributable to ordinary shareholders	$3,683.2	$377.7	$4,060.9
Net income per share
Basic	$10.01		$10.32
Diluted	$10.01		$10.32

2017 Significant Business Developments

The following are the material transactions that were completed in the year ended December 31, 2017.

Acquisitions

Keller Medical, Inc.

On June 23, 2017, the Company acquired Keller Medical, Inc. (“Keller”), a privately held medical device company and developer of the Keller Funnel® (the “Keller Acquisition”).  The Keller Acquisition combines the Keller Funnel®, a surgical device used in conjunction with breast implants, with the Company’s leading breast implants business.

Zeltiq Aesthetics, Inc.

On April 28, 2017, the Company acquired Zeltiq Aesthetics, Inc. (“Zeltiq”) for an acquisition accounting purchase price of $2,405.4 million (the “Zeltiq Acquisition”). Zeltiq was focused on developing and commercializing products utilizing its proprietary controlled-cooling technology platform (Coolsculpting®). The Zeltiq Acquisition combined Zeltiq’s body contouring business with the Company’s leading portfolio of medical aesthetics.

Assets Acquired and Liabilities Assumed at Fair Value

The Zeltiq Acquisition has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. As of December 31, 2017, certain amounts relating to the valuation of tax related matters and intangible assets have not been finalized. The finalization of these matters may result in changes to goodwill.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date and reflects purchase accounting adjustments subsequent to the acquisition date ($ in millions):

Preliminary Valuation as of December 31, 2017
Cash and cash equivalents	$36.7
Accounts receivable	47.0
Inventories	59.3
Property, plant and equipment	12.4
Intangible assets	1,185.0
Goodwill	1,200.6
Other assets	17.1
Accounts payable and accrued expenses	(93.6)
Deferred revenue	(10.6)
Deferred taxes, net	(47.2)
Other liabilities	(1.3)
Net assets acquired	$2,405.4

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

The following table identifies the summarized amounts recognized and the weighted average useful lives using the economic benefit of intangible assets ($ in millions):

	Amount recognized as of the acquisition date	Weighted average useful lives (years)
Definite-lived assets
Consumables	$985.0	6.7
System	43.0	3.7
Total CMP	1,028.0
Customer Relationships	157.0	6.6
Total definite-lived assets	$1,185.0

Goodwill

Among the reasons the Company acquired Zeltiq and the factors that contributed to the preliminary recognition of goodwill was the expansion of the Company’s leading medical aesthetics portfolio.  Goodwill from the Zeltiq Acquisition of $954.7 million was assigned to the US Specialized Therapeutic segment and goodwill of $245.9 million was assigned to the International segment and is non-deductible for tax purposes.

Inventories

The fair value of inventories acquired included an acquisition accounting fair market value step-up of $22.9 million which was recognized as a component of cost of sales as the inventory acquired was sold to the Company’s customers in the year ended December 31, 2017.

Deferred Tax Liabilities

Deferred tax liabilities result from identifiable intangible assets’ fair value adjustments. These adjustments create excess book basis over tax basis which is tax-effected by the statutory tax rates of applicable jurisdictions.

LifeCell Corporation

On February 1, 2017, the Company acquired LifeCell Corporation (“LifeCell”), a regenerative medicine company, for an acquisition accounting price of $2,883.1 million (the “LifeCell Acquisition”). The LifeCell Acquisition combines LifeCell's novel, regenerative medicines business, including its high-quality and durable portfolio of dermal matrix products with Allergan's leading portfolio of medical aesthetic products, breast implants and tissue expanders. The LifeCell Acquisition expanded the Company’s medical aesthetics portfolio by adding Alloderm® and Strattice®.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date and reflects purchase accounting adjustments subsequent to the acquisition date ($ in millions):

Valuation as of December 31, 2017
Cash and cash equivalents	$8.7
Accounts receivable	50.8
Inventories	175.4
Property, plant and equipment, net	53.7
Currently marketed products ("CMP") intangible assets	2,010.0
In-process research and development ("IPR&D") intangible assets	10.0
Goodwill	1,449.1
Accounts payable and accrued expenses	(149.6)
Deferred tax liabilities, net	(746.2)
Other	21.2
Net assets acquired	$2,883.1

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

Goodwill

Among the reasons the Company acquired LifeCell and the factors that contributed to the recognition of goodwill was the expansion of the Company’s leading medical aesthetic portfolio.  Goodwill from the LifeCell Acquisition of $1,449.1 million was assigned to the US Specialized Therapeutic segment and is non-deductible for tax purposes.

Inventories

The fair value of inventories acquired included an acquisition accounting fair market value step-up of $108.4 million which was recognized as a component of cost of sales as the inventory acquired was sold to the Company’s customers in the year ended December 31, 2017, excluding currency impact.

Deferred Tax Liabilities

Deferred tax liabilities result from identifiable intangible assets’ fair value adjustments. These adjustments create excess book basis over tax basis which is tax-effected by the statutory tax rates of applicable jurisdictions.

Licenses and Other Transactions Accounted for as Asset Acquisitions

Lyndra, Inc.

On July 31, 2017, the Company entered into a collaboration, option and license agreement with Lyndra, Inc. (“Lyndra”) to develop orally administered ultra-long-acting (once-weekly) products for the treatment of Alzheimer’s disease and an additional, unspecified indication. The total upfront payment of $15.0 million was expensed as a component of R&D expense in the year ended December 31, 2017. The future option exercise payments, if any, and any future success based milestones relating to the licensed products of up to $85.0 million will be recorded if the corresponding events become probable.

Editas Medicine, Inc.

On March 14, 2017, the Company entered into a strategic alliance and option agreement with Editas Medicine, Inc. (“Editas”) for access to early stage, first-in-class eye care programs. Pursuant to the agreement, Allergan made an upfront payment of $90.0 million for the right to license up to five of Editas’ gene-editing programs in eye care, including its lead program for Leber Congenital Amaurosis (“LCA”). Under the terms of the agreement, if an option is exercised, Editas is eligible to receive contingent research and development and commercial milestones plus royalties based on net sales.  The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing, as well as the lack of certain other inputs and processes, that the transaction did not qualify as a business. The total upfront payment of $90.0 million was expensed as a component of R&D expense in the year ended December 31, 2017. The future option exercise payments, if any, and any future success based milestones relating to the licensed products will be recorded if the corresponding events become probable.

Assembly Biosciences, Inc.

On January 9, 2017, the Company entered into a licensing agreement with Assembly Biosciences, Inc. (“Assembly”) for the worldwide rights to Assembly’s microbiome gastrointestinal development programs. Under the terms of the agreement, the Company made an upfront payment to Assembly of $50.0 million for the exclusive, worldwide rights to develop and commercialize certain development compounds. Additionally, Assembly will be eligible to receive success-based development and commercial milestone payments plus royalties based on net sales. The Company and Assembly will generally share development costs through proof-of-concept (“POC”) studies, and Allergan will assume all post-POC development costs.  The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing as well as the lack of certain other inputs and processes that the transaction did not qualify as a business.  The total upfront payment of $50.0 million was expensed as a component of R&D expense in the year ended December 31, 2017 and the future success based milestone payments of up to $2,771.0 million, including amounts for additional development programs not committed to as of December 31, 2017, will be recorded if the corresponding events become probable.

Lysosomal Therapeutics, Inc.

On January 9, 2017, the Company entered into a definitive agreement for the option to acquire Lysosomal Therapeutics, Inc. (“LTI”). LTI is focused on innovative small-molecule research and development in the field of neurodegeneration, yielding new treatment options for patients with severe neurological diseases. Pursuant to the agreement, Allergan acquired an option right directly from LTI shareholders to acquire LTI for $150.0 million plus future milestone payments following completion of a Phase Ib trial for LTI-291 as well as an upfront research and development payment. The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing, as well as the lack of certain other inputs and processes, that the transaction did not qualify as a business. The aggregate upfront payment of $145.0 million was recorded as a component of R&D expense in the year ended December 31, 2017.

Other Transactions

Saint Regis Mohawk Tribe

On September 8, 2017, the Company entered into an agreement with the Saint Regis Mohawk Tribe, under which the Saint Regis Mohawk Tribe obtained the rights to Orange Book-listed patents covering Restasis® (Cyclosporine Ophthalmic Emulsion) 0.05%, and the Company was granted exclusive licenses under the patents related to the product. Pursuant to the agreement, the Company paid the Saint Regis Mohawk Tribe an upfront payment of $13.8 million, which was recorded as a component of cost of sales in the year ended December 31, 2017.  Additionally, the Saint Regis Mohawk Tribe will be eligible to receive up to $15.0 million in annual royalties starting in 2018, during the period that certain patent claims remain in effect.

2016 Significant Business Developments

The following are the material transactions that were completed in the year ended December 31, 2016. Refer to “NOTE 7 — Discontinued Operations” for material divestitures that were completed / entered into during the year ended December 31, 2016.

Acquisitions

Tobira Therapeutics, Inc.

On November 1, 2016, the Company acquired Tobira Therapeutics, Inc. (“Tobira”), a clinical-stage biopharmaceutical company focused on developing and commercializing therapies for non-alcoholic steatohepatitis (“NASH”) and other liver diseases for an acquisition accounting purchase price of $570.1 million, plus contingent consideration of up to $49.84 per share in contingent value rights (“CVR”), or up to $1,101.3 million, that may be payable based on the successful completion of certain development, regulatory and commercial milestones (the “Tobira Acquisition”), of which $303.1 million was paid in the year ended December 31, 2017 for the initiation of Phase III clinical trials. The CVR had an acquisition date fair value of $479.0 million. The Tobira Acquisition added Cenicriviroc, a differentiated, complementary development program for the treatment of the multi-factorial elements of NASH, including inflammation, metabolic syndromes and fibrosis, to Allergan's global gastroenterology R&D pipeline.

Assets Acquired and Liabilities Assumed at Fair Value

The transaction has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date ($ in millions):

	December 31, 2016 Preliminary Valuation	Measurement Period Adjustments	December 31, 2017 Final Valuation
Cash and cash equivalents	$21.3	$-	$21.3
IPR&D intangible assets	1,357.0	-	1,357.0
Goodwill	112.7	(14.1)	98.6
Indebtedness	(15.9)	-	(15.9)
Contingent consideration	(479.0)	-	(479.0)
Deferred tax liabilities, net	(395.9)	14.1	(381.8)
Other assets and liabilities	(30.1)	-	(30.1)
Net assets acquired	$570.1	$-	$570.1

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

Goodwill

Among the reasons the Company acquired Tobira and the factors that contributed to the preliminary recognition of goodwill was the expansion of the Company’s pipeline of NASH products.  Goodwill from the Tobira Acquisition of $98.6 million was assigned to the US General Medicine segment and is non-deductible for tax purposes.

Contingent Consideration

As part of the acquisition, the Company is required to pay the former shareholders of Tobira up to $1,101.3 million, of which $303.1 million was paid in the year ended December 31, 2017, based on the timing of the certain development, regulatory and commercial milestones, if any.  The Company estimated the fair value of the contingent consideration to be $479.0 million using a probability weighted average approach that considered the possible outcomes of scenarios related to the specified product.

Deferred Tax Liabilities

Deferred tax liabilities result from identifiable intangible assets’ fair value adjustments. These adjustments create excess book basis over tax basis which is tax-effected by the statutory tax rates of applicable jurisdictions.

Vitae Pharmaceuticals, Inc.

On October 25, 2016, the Company acquired Vitae Pharmaceuticals, Inc. (“Vitae”), a clinical-stage biotechnology company, for an acquisition accounting purchase price of $621.4 million (the “Vitae Acquisition”). The Vitae Acquisition expanded Allergan’s dermatology product pipeline with the addition of a Phase II orally active RORyt (retinoic acid receptor-related orphan receptor gamma) inhibitor for the potential treatment of psoriasis and other autoimmune disorders. In addition, the Company expanded its pipeline with the acquisition of a Phase II atopic dermatitis drug candidate.

Assets Acquired and Liabilities Assumed at Fair Value

The transaction has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date ($ in millions):

	December 31, 2016 Preliminary Valuation	Measurement Period Adjustments	December 31, 2017 Final Valuation
Cash and cash equivalents	$44.7	$-	$44.7
Marketable securities	20.2	-	20.2
Property, plant and equipment, net	5.0	-	5.0
IPR&D intangible assets	686.0	-	686.0
Assets held for sale	22.5	-	22.5
Goodwill	34.4	(3.8)	30.6
Other assets and liabilities	(20.7)	-	(20.7)
Deferred tax liabilities, net	(170.7)	3.8	(166.9)
Net assets acquired	$621.4	$-	$621.4

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

Goodwill

Among the reasons the Company acquired Vitae and the factors that contributed to the preliminary recognition of goodwill was the expansion of the Company’s pipeline of dermatology products.  Goodwill from the Vitae Acquisition of $30.6 million was assigned to the US Specialized Therapeutic segment and is non-deductible for tax purposes.

Deferred Tax Liabilities

Deferred tax liabilities result from identifiable intangible assets’ fair value adjustments. These adjustments create excess book basis over tax basis which is tax-effected by the statutory tax rates of applicable jurisdictions.

Assets Held for Sale

The Company held for sale certain intangible assets acquired as part of the Vitae Acquisition.  These assets had an acquisition accounting value of $22.5 million. In the year ended December 31, 2017, the Company sold these assets for $22.5 million.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date ($ in millions):

	December 31, 2016 Preliminary Valuation	Measurement Period Adjustments	December 31, 2017 Final Valuation
Cash and cash equivalents	$1.0	$-	$1.0
IPR&D intangible assets	158.0	-	158.0
Goodwill	51.6	(1.1)	50.5
Current liabilities	(14.8)	-	(14.8)
Contingent consideration	(79.8)	-	(79.8)
Deferred tax liabilities, net	(38.3)	1.1	(37.2)
Other assets and liabilities	(3.2)	-	(3.2)
Net assets acquired	$74.5	$-	$74.5

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

Goodwill

Among the reasons the Company acquired ForSight and the factors that contributed to the recognition of goodwill was the expansion of the Company’s pipeline of eye care products.  Goodwill from the ForSight Acquisition of $50.5 million was assigned to the US Specialized Therapeutics segment and is non-deductible for tax purposes.

Contingent Consideration

As part of the acquisition, the Company is required to pay the former shareholders of ForSight up to $125.0 million based on the timing of the first commercial sale, if any.  The Company estimated the fair value of the contingent consideration to be $79.8 million using a probability weighted average approach that considered the possible outcomes of scenarios related to the specified product. In the year ended December 31, 2016, the Company recognized approximately $33.0 million in impairments of the acquired ForSight IPR&D asset as the Company anticipates a delay in potential launch timing, if any.  Offsetting this impairment was a corresponding reduction of acquired contingent consideration of $15.0 million, which reduced overall R&D expenses.

Deferred Tax Liabilities

Deferred tax liabilities result from identifiable intangible assets’ fair value adjustments. These adjustments create excess book basis over tax basis which is tax-effected by the statutory tax rates of applicable jurisdictions.

Licenses and Asset Acquisitions

Motus Therapeutics, Inc.

On December 15, 2016, the Company acquired Motus Therapeutics, Inc. (“Motus”) for an upfront payment of approximately $200.0 million (the “Motus Transaction”).  Motus has the worldwide rights to RM-131 (relamorelin), a peptide ghrelin agonist being developed for the treatment of diabetic gastroparesis.  Under the terms of the Motus Transaction, Motus shareholders are eligible to receive contingent consideration in connection with the commercial launch of the product. The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the transaction did not qualify as a business. The total upfront net payment of $199.5 million was expensed as a component of R&D expense in the year ended December 31, 2016 and the future milestone will be recorded if the corresponding event becomes probable.

Chase Pharmaceuticals Corporation

On November 22, 2016, the Company acquired Chase Pharmaceuticals Corporation (“Chase”), a clinical-stage biopharmaceutical company focused on the development of improved treatments for neurodegenerative disorders including Alzheimer's disease, for an upfront payment of approximately $125.0 million plus potential regulatory and commercial milestones of up to $875.0 million related to Chase's lead compound, CPC-201, and certain backup compounds (the “Chase Transaction”). The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the Chase transaction did not qualify as a business. The total upfront net payment of $122.9 million was expensed as a component of R&D expense in the year ended December 31, 2016 and the future milestones will be recorded if the corresponding events become probable.

AstraZeneca plc License

On October 2, 2016, the Company entered into a licensing agreement with MedImmune, AstraZeneca plc's (“AstraZeneca”) global biologics research and development arm, for the global rights to brazikumab (the “AstraZeneca Transaction”). Brazikumab is an anti-IL-23 monoclonal antibody for the treatment of patients with moderate-to-severe Crohn's disease and is Phase II ready for ulcerative colitis and other conditions treated with anti-IL23 monoclonal antibodies.  Under the terms of the agreement, AstraZeneca received $250.0 million for the exclusive, worldwide license to develop and commercialize brazikumab and is eligible to receive contingent consideration of up to $1.27 billion, as well as tiered royalties on sales of the product. The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing as well as certain other inputs and processes that the transaction did not qualify as a business. The total upfront payment of $250.0 million was expensed as a component of R&D expense in the year ended December 31, 2016 and the future milestones will be recorded if the corresponding events become probable.

RetroSense Therapeutics, LLC

On September 6, 2016, the Company acquired certain assets of RetroSense Therapeutics LLC (“RetroSense”), a private, clinical-stage biotechnology company focused on novel gene therapy approaches to restore vision in patients suffering from blindness (the “RetroSense Transaction”). Under the terms of the RetroSense Transaction, RetroSense received approximately $60.0 million upfront, and is eligible to receive up to $495.0 million in contingent regulatory and commercialization milestone payments related to its lead development program, RST-001, a novel gene therapy for the treatment of retinitis pigmentosa.  The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the RetroSense Transaction did not qualify as a business.  The total upfront net payment of $59.7 million was expensed as a component of R&D expense in the year ended December 31, 2016 and the future milestones will be recorded if the corresponding events become probable.

Akarna Therapeutics, Ltd

On August 26, 2016, the Company acquired Akarna Therapeutics, Ltd (“Akarna”), a biopharmaceutical company developing novel small molecule therapeutics that target inflammatory and fibrotic diseases (the “Akarna Transaction”). Under the terms of the Akarna Transaction, Akarna shareholders received approximately $50.0 million upfront and were eligible to receive contingent development and commercialization milestones of up to $1,015.0 million. The Company concluded based on the stage of development of the assets as well as a lack of certain other inputs and processes that the Akarna Transaction did not qualify as a business.  The total upfront net payment of $48.2 million was expensed as a component of R&D expense in the year ended December 31, 2016 and the future milestones will be recorded if the corresponding events become probable.  In the year ended December 31, 2017, a milestone of $39.6 million, related to the initiation of a clinical study, was expensed as a component of R&D expense.

Topokine Therapeutics, Inc.

On April 21, 2016, the Company acquired Topokine Therapeutics, Inc. (“Topokine”), a privately held, clinical-stage biotechnology company focused on development stage topical medicines for fat reduction (the “Topokine Transaction”). Under the terms of the Topokine Transaction, Topokine shareholders received an upfront payment of $85.8 million and are eligible to receive contingent development and commercialization milestones of up to $260.0 million for XAF5, a first-in-class topical agent in development for the treatment of steatoblepharon, also known as undereye bags.  The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the Topokine Transaction did not qualify as a business.  The total upfront net payment of approximately $85.0 million was expensed as a component of R&D expense in the year ended December 31, 2016 and the future milestones will be recorded if the corresponding events become probable.

Heptares Therapeutics Ltd

On April 6, 2016, the Company entered into an agreement with Heptares Therapeutics Ltd. (“Heptares”), under which the Company licensed exclusive global rights to a portfolio of novel subtype-selective muscarinic receptor agonists in development for the treatment of major neurological disorders, including Alzheimer's disease (the “Heptares Transaction”). Under the terms of the Heptares Transaction, Heptares received an upfront payment of $125.0 million and is eligible to receive contingent milestone payments of up to approximately $665.0 million upon the successful Phase I, II and III clinical development and launch of the first three licensed compounds for multiple indications and up to approximately $2.575 billion associated with achieving certain annual sales thresholds during the several years following launch. In addition, Heptares was eligible to receive contingent tiered royalties on net sales of all products resulting from the partnership. The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the Heptares Transaction did not qualify as a business. The total upfront payment of $125.0 million was expensed as a component of R&D expense in the year ended December 31, 2016 and the future milestones will be recorded if the events become probable.  In the year ended December 31, 2017, a milestone of $15.0 million, related to the initiation of a clinical study, was achieved and expensed as a component of R&D expense.

Anterios, Inc.

On January 6, 2016, the Company acquired Anterios, Inc. (“Anterios”), a clinical stage biopharmaceutical company developing a next generation delivery system and botulinum toxin-based prescription products (“the Anterios Transaction”). Under the terms of the Anterios Transaction, Anterios shareholders received an upfront net payment of approximately $90.0 million and are eligible to receive contingent development and commercialization milestone payments up to $387.5 million related to an investigational topical formulation of botulinum toxin type A in development for the potential treatment of hyperhidrosis, acne, and crow’s feet lines and the related NDS™, Anterios' proprietary platform delivery technology that enables local, targeted delivery of neurotoxins through the skin without the need for injections.  The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the Anterios Transaction did not qualify as a business.  The total upfront net payment of $89.2 million was expensed as a component of R&D expense in the year ended December 31, 2016 and the future milestones will be recorded if the corresponding events become probable.

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

Goodwill

Goodwill from the AqueSys Acquisition was $138.5 million, of which $50.5 million was assigned to the US Specialized Therapeutic segment and $88.0 million was assigned to the International segment.  The goodwill arose in part, due to anticipated efficiencies in marketing the CMP asset in our International and US Specialized Therapeutics segments where we have an established infrastructure.

Contingent Consideration

As part of the acquisition, the Company was required to pay the former shareholders of AqueSys amounts based on the launch, labeling, and sales of the product. The Company estimated the acquisition accounting fair value of the contingent consideration to be $193.5 million using a probability weighted approach that considered the possible outcomes of the scenarios relating to the specified product. On November 16, 2016, the Company received approval from the United States Food and Drug Adminstration (“FDA”) for XEN45, which triggered a milestone payment of $100.0 million in the year ended December 31, 2016.  In the year ended December 31, 2017, the Company made a $25.0 million milestone payment upon first commercial sale of the product.

Deferred Tax Liabilities

Deferred tax liabilities result from identifiable intangible assets’ fair value adjustments. These adjustments create excess book basis over tax basis which is tax-effected by the statutory tax rates of applicable jurisdictions.

Kythera Biopharmaceuticals, Inc.

On October 1, 2015, the Company acquired Kythera Biopharmaceuticals, Inc. (“Kythera”), for $75.00 per share, or an acquisition accounting purchase price of $2,089.5 million (the “Kythera Acquisition”), which is being accounted for as a business acquisition. Kythera was focused on the discovery, development and commercialization of novel prescription aesthetic products. Kythera’s lead product, Kybella® injection, is the first FDA approved, non-surgical treatment for moderate to severe submental fullness, commonly referred to as double chin.

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

Goodwill

Goodwill from the Kythera Acquisition of $208.7 million was assigned to the US Specialized Therapeutics segment and $120.0 million assigned to the International segment. The goodwill arose in part, due to anticipated efficiencies in marketing the CMP asset where we have an established infrastructure and is not deductible for tax purposes.

Deferred Tax Liabilities

Deferred tax liabilities result from identifiable intangible assets’ fair value adjustments. These adjustments create excess book basis over tax basis which is tax-effected by the statutory tax rates of applicable jurisdictions.

Oculeve, Inc.

On August 10, 2015, the Company acquired Oculeve, Inc. (“Oculeve”), a development-stage medical device company focused on developing novel treatments for dry eye disease (the “Oculeve Acquisition”). The Company acquired Oculeve and its lead product TrueTear ™, an intranasal neurostimulation device, as well as other dry eye products in development.  Under the terms of the Oculeve Acquisition, Allergan acquired Oculeve for an acquisition accounting purchase price of $134.5 million, including $90.0 million for the estimated fair value of contingent consideration of which the Company may owe up to $300.0 million in future payments.  In the year ended December 31, 2017, the Company made a $100.0 million milestone payment as a result of the FDA approval of TrueTear ™.

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

Goodwill

Among the primary reasons the Company acquired Oculeve and factors that contributed to the recognition of goodwill were to expand the Company’s pipeline of eye care products.  Goodwill from the Oculeve Acquisition of $33.3 million was assigned to the US Specialized Therapeutic segment and is not deductible for tax purposes.

Contingent Consideration

As part of the Oculeve Acquisition, the Company is required to pay the former shareholders of Oculeve amounts based on the launch, labeling, and sales of the product. The Company estimated the acquisition accounting fair value of the contingent consideration to be $90.0 million using a probability weighted approach that considered the possible outcomes of the scenarios relating to the specified product.  In the year ended December 31, 2017, the Company made a $100.0 million payment for the approval of True Tear™.

Deferred Tax Liabilities

Deferred tax liabilities result from identifiable intangible assets’ fair value adjustments. These adjustments create excess book basis over tax basis which is tax-effected by the statutory tax rates of applicable jurisdictions.

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

Allergan, Inc.

On March 17, 2015, the Company completed the Allergan Acquisition.  The addition of Legacy Allergan’s therapeutic franchises in ophthalmology, neurosciences and medical aesthetics/dermatology/plastic surgery complemented the Company’s existing central nervous system, gastroenterology, women’s health and urology franchises. The combined company benefited from Legacy Allergan’s global brand equity and consumer awareness of key products, including Botox®. The transaction also expanded our presence and market and product reach across many international markets, with strengthened commercial positions across Canada, Europe, Southeast Asia and other high-value growth markets, including China, India, the Middle East and Latin America.

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

Consideration

The total consideration for the Allergan Acquisition of $74.8 billion is comprised of the equity value of shares that were outstanding and vested prior to March 17, 2015 of $33.9 billion, the portion of outstanding equity awards deemed to have been earned as of March 17, 2015 of $0.8 billion and cash of $40.1 billion. The portion of outstanding equity awards deemed not to have been earned of $843.1 million as of March 17, 2015 will be expensed over the remaining future vesting period, including $77.2 million,  $151.5 million and $516.2 million in the years ended December 31, 2017, 2016 and 2015, respectively.

Inventories

The fair value of inventories acquired included an acquisition accounting fair market value step-up of $923.9 million. In the years ended December 31, 2016 and 2015, the Company recognized $21.6 million and $902.3 million, respectively, as a component of cost of sales as the inventory acquired was sold to the Company’s customers.

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

Contingent Consideration

The Company acquired certain contingent obligations classified as contingent consideration related to historical business combinations. Additional consideration is conditionally due upon the achievement of certain milestones in respect to the development and commercialization of the products as well as reaching certain sales targets. The Company estimated the fair value of the contingent consideration acquired to be $383.7 million using a probability weighted approach that considered the possible outcomes based on assumptions related to the timing and probability of the product launch date, discount rates matched to the timing of first payment, and probability of success rates and discount adjustments on the related cash flows.

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

Deferred Tax Liabilities, Net

Deferred tax liabilities, net, result from identifiable intangible assets and inventory fair value adjustments. These adjustments create excess book basis over the tax basis which is tax-effected by the statutory tax rates of applicable jurisdictions.

Acquisition-Related Expenses

As a result of the acquisition, the Company incurred the following transaction and integration costs for the year of acquisition (year ended December 31, 2015) and the comparable first full year (year ended December 31, 2016) ($ in millions):

	Years Ended December 31,
	2016	2015
Cost of sales
Stock-based compensation acquired for Legacy Allergan employees	$9.6	$22.5
Acquisition, integration and restructuring related charges	18.1	14.9
Research and development
Stock-based compensation acquired for Legacy Allergan employees	43.0	124.8
Acquisition, integration and restructuring related charges	11.8	83.5
Selling and marketing
Stock-based compensation acquired for Legacy Allergan employees	65.3	110.0
Acquisition, integration and restructuring related charges	24.7	75.7
General and administrative
Stock-based compensation acquired for Legacy Allergan employees	33.6	258.9
Acquisition, integration and restructuring related charges	197.4	364.1
Other (expense) / income
Bridge loan facilities expense	-	(264.9)
Interest rate locks	-	30.9
Total transaction and integration costs	$403.5	$1,288.4

Licenses and Asset Acquisitions

Mimetogen Pharmaceuticals, Inc.

On November 4, 2015, the Company entered into an exclusive licensing agreement with Mimetogen Pharmaceuticals, Inc. (“Mimetogen”), a clinical stage biotechnology company, to develop and commercialize tavilermide (MIM-D3), a topical formulation of a novel small molecule TrkA agonist for the treatment of dry eye disease, in exchange for an upfront payment of $50.0 million to Mimetogen, which was included as a component of R&D expense in the year ended December 31, 2015 (the “Mimetogen Transaction”).  In the year ended December 31, 2017, the Company terminated the Mimetogen Transaction and there are no futher obligations owed by the Company.

Almirall, S.A.

On October 27, 2015, the Company and Ironwood Pharmaceuticals, Inc. announced that Allergan acquired rights to Constella® (linaclotide) in the European Union, Switzerland, Turkey and the Commonwealth of Independent States from Almirall, S.A. and also reacquired rights to Linzess® (linaclotide) in Mexico from Almirall, S.A. for €60.0 million.  The consideration was accounted for as an asset acquisition and included as a component of intangible assets.  The Company concluded based on the lack of acquired employees and the lack of certain other inputs and processes that the transaction did not qualify as a business.

Naurex, Inc.

On August 28, 2015, the Company acquired certain products in early stage development of Naurex, Inc. (“Naurex”) in an all-cash transaction of $571.7 million, plus future contingent payments up to $1,150.0 million, which was accounted for as an asset acquisition (the “Naurex Transaction”).  The Company recognized the upfront consideration of $571.7 million as a component of R&D expense in the year ended December 31, 2015.  The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing as well as certain other inputs and processes that the Naurex Transaction did not qualify as a business.  The Naurex Transaction expanded our pipeline with Naurex’s two leading product candidates GLYX-13 and NRX-1074, two compounds that utilize NMDA modulation as a potential new approach to the treatment of Major Depressive Disorder, a disease that can lead to suicidality among the most severe patients. As of December 31, 2017, the NRX-1074 development project was terminated.  The Company received a purchase price reduction of $20.0 million in the year ended December 31, 2017 based on the settlement of an open contract dispute.

Migraine License

On August 17, 2015, the Company entered into an agreement with Merck & Co. (“Merck”) under which the Company acquired the exclusive worldwide rights to Merck’s early development stage investigational small molecule oral calcitonin gene-related peptide receptor antagonists, which are being developed for the treatment and prevention of migraines (the “Merck Transaction”). The Merck Transaction was accounted for as an asset acquisition. The Company acquired these rights for an upfront charge of $250.0 million which was recognized as a component of R&D expense in the year ended December 31, 2015.  Additionally, at the time of the transaction, the Company owed contingent payments based on commercial and development milestones of up to $965.0 million as well as potential future royalties. The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing as well as certain other inputs and processes that the Merck Transaction did not qualify as a business.  During the year ended December 31, 2016, the Company incurred $100.0 million of milestones under the agreement, which were included as a component of R&D expense.

Divestitures

Respiratory Business

As part of the 2014 acquisition of Forest Laboratories, Inc. Acquisition (the “Forest Acquisition”), we acquired certain assets that comprised Legacy Forest’s branded respiratory business in the U.S. and Canada (the “Respiratory Business”). During the year ended December 31, 2014, we held for sale assets of the Respiratory Business of $734.0 million, including allocated goodwill to this unit of $309.1 million. On March 2, 2015, the Company sold the Respiratory Business to AstraZeneca for consideration of $600.0 million upon closing, additional funds to be received for the sale of certain of our inventory to AstraZeneca and low single-digit royalties above a certain revenue threshold. AstraZeneca also paid Allergan an additional $100.0 million and Allergan has agreed to a number of contractual consents and approvals, including certain amendments to the ongoing collaboration agreements between AstraZeneca and Allergan (the “Respiratory Sale”).  As a result of the terms of the Respitory Sale, in the year ended December 31, 2015, the Company recognized an incremental charge in cost of sales (including the acquisition accounting fair value mark-up of inventory) relating to inventory that will not be sold to AstraZeneca of $35.3 million. The Company recognized a loss in other (expense) / income, net for the sale of the business of $5.3 million in the year ended December 31, 2015.

NOTE 6 — Collaborations

The Company has ongoing transactions with other entities through collaboration agreements. The following represent the material collaboration agreements impacting the years ended December 31, 2017, 2016 and 2015.

Acquired agreements from the Allergan Acquisition

Apollo EndoSurgery, Inc.

On December 2, 2013, Legacy Allergan completed the sale of the obesity intervention business to Apollo Endosurgery, Inc. (“Apollo”) for cash consideration of $75.0 million, subject to certain adjustments, and certain additional consideration, including a minority equity interest in Apollo with an estimated fair value of $15.0 million as of the date of the Allergan Acquisition.  In the year ended December 31, 2017, the Company recorded an other-than-temporary impairment in the investment in Apollo of $15.0 million.

LiRIS

On August 13, 2014, Legacy Allergan completed the acquisition of LiRIS Biomedical, Inc. (“LiRIS”), a clinical-stage specialty pharmaceutical company based in the United States focused on developing a pipeline of innovative treatments for bladder diseases, for an upfront payment of $67.5 million, plus up to an aggregate of $295.0 million in payments contingent upon achieving certain future development milestones and up to an aggregate of $225.0 million in payments contingent upon achieving certain commercial milestones. The Company accounted for the contingent consideration in the Allergan Acquisition with an initial acquisition date fair value of $169.6 million. In the year ended December 31, 2016, the Company recognized approximately $210.0 million of impairments due to clinical data not supporting continuation of the R&D study offset, in part, by a reduction of contingent liability of $186.0 million recorded in R&D.  In the year ended December 31, 2017, the Company terminated its collaboration with LiRIS.

Acquired agreements from the Forest Acquisition

Trevena

On May 9, 2013, in connection with entering into an agreement with Trevena, Inc. to acquire the option to license one of Trevena, Inc.’s products (which option has since lapsed), the Company purchased $30.0 million of Trevena preferred stock in a round of private placement financing. Trevena filed an initial public offering (“IPO”), at which time the Company’s preferred stock was converted to common stock traded on the NASDAQ stock market. In conjunction with the IPO, the Company purchased an additional $3.0 million of common stock of Trevena.  In the year ended December 31, 2017, the Company recorded an other-than-temporary impairment of the Trevena investment of $11.2 million.  At December 31, 2017 and 2016, the fair value of the Trevena common stock held by the Company was $5.4 million and $20.0 million, respectively and is included as a component of “investments and other assets”.

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

Amgen Collaboration

In December 2011, we entered into a collaboration agreement with Amgen Inc. (“Amgen”) to develop and commercialize, on a worldwide basis, biosimilar versions of Herceptin®, Avastin®, Rituxan/Mab Thera®, and Erbitux® (the “Amgen Collaboration Agreement”). Amgen has assumed primary responsibility for developing, manufacturing and initially commercializing the oncology antibody products. As of December 31, 2017, the Company will contribute up to $107.2 million in co-development costs over the remaining course of development, including the provision of development support, and will share product development risks. In addition, we will contribute our significant expertise in the commercialization and marketing of products in highly competitive specialty markets, including helping effectively manage the lifecycle of the biosimilar products. The collaboration products are expected to be sold under a joint Amgen/Allergan label. We will initially receive royalties and sales milestones from product revenues. The collaboration will not pursue biosimilars of Amgen’s proprietary products.  In the year ended December 31, 2017, the FDA approved MVASI ™, a biosimilar of Avastin, for the treatment of five types of cancer.  As a result of the approval, the Company can achieve certain commercial and sales based milestones and receive royalties based on the net sales of the product.

NOTE 7 — Discontinued Operations

Global Generics Business

On July 27, 2015, the Company announced that it entered into the Teva Transaction, which closed on August 2, 2016.  On October 3, 2016, the Company completed the divestiture of the Anda Distribution business to Teva for $500.0 million.  The Company recognized a combined gain on the sale of the Anda Distribution business and the sale of the global generics business of $15,932.2 million.

The Company notes the following reconciliation of the proceeds received in the combined transaction to the gain recognized in income from discontinued operations in 2016 ($ in millions):

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

In October 2016, pursuant to our agreement with Teva, Teva provided the Company with its proposed estimated adjustment to the closing date working capital balance.  The Company disagreed with Teva’s proposed adjustment, and, pursuant to our agreement with Teva, each of the Company’s and Teva’s proposed adjustments were submitted to arbitration to determine the working capital amount in accordance with GAAP as applied by the Company consistent with past practice. Teva initially proposed an adjustment of approximately $1.4 billion and subsequently submitted a revised adjustment of approximately $1.5 billion to the arbitrator.  In addition, on October 30, 2017, Teva submitted a Notice of Direct and Third Party Claims seeking indemnification for virtually all of the same items for which Teva sought a proposed adjustment in the Working Capital Arbitration as well as several new items as to which no quantity of damages had been asserted.

On January 31, 2018, Allergan plc and Teva entered into the Agreement.  The Agreement provides that the Company will make a one-time payment of $700.0 million to Teva; the Company and Teva will jointly dismiss their working capital dispute arbitration, and the Company and Teva will release all actual or potential claims under the Master Purchase Agreement, dated July 26, 2015, by and between the Company and Teva, that are known as of the date of the Agreement.  The Company recorded a pre-tax charge of $466.0 million as a component of other (expense) / income, net from discontinued operations relating to the settlement in the year ended December 31, 2017.

The fair value of Teva Shares owned are recorded within “Marketable securities” on the Company’s Consolidated Balance Sheet. The closing August 2, 2016 Teva stock price discounted at a rate of 5.9 percent due to the lack of marketability was used to initially value the shares.

During the year ended December 31, 2017, the Company recorded the following movements in its investment in Teva securities (defined herein as "Teva Share Activity") as follows ($ in millions except per share information):

in million except per share amounts	Shares	Cost Basis	Market Price	Discount	Movement in the Value of Marketable Securities	Unrealized Gain / (Loss) as a Component of Other Comprehensive Income	Gain / (Loss) Recognized in Other Income (Expense), Net
Teva securities as of December 31, 2016	100.3	$53.39	$36.25	5.4%	$3,439.2	$(1,599.4)	$-
Other-than-temporary impairment recognized at March 31, 2017	100.3	$32.09	$32.09	4.9%	$(378.6)	$1,599.4	$(1,978.0)
Other-than-temporary impairment recognized at September 30, 2017	100.3	$17.60	$17.60	0.0%	$(1,295.5)	$-	$(1,295.5)
Sales during the twelve months ended December 31, 2017	(4.4)	n.a.	n.a.	0.0%	$(76.7)	$-	$4.2
Other fair value movements in the twelve months ended December 31, 2017	95.9	$17.60	$18.95	0.0%	$129.3	$129.3	$-
Teva securities as of and for the twelve months ended December 31, 2017	95.9	$17.60	$18.95	0.0%	$1,817.7	$129.3	$(3,269.3)

Financial results of the global generics business and the Anda Distribution business are presented as “(Loss) / income from discontinued operations, net of tax” on the Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015.

The following table presents key financial results of the global generics business and the Anda Distribution business included in “(Loss) / income from discontinued operations, net of tax” for the years ended December 31, 2017, 2016 and 2015 ($ in millions):

	Years Ended December 31,
	2017	2016	2015
Net revenues	$-	$4,504.3	$8,499.0
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	2,798.3	4,847.5
Research and development	-	269.4	422.2
Selling and marketing	-	352.9	706.6
General and administrative	18.8	425.8	702.2
Amortization	-	4.8	333.3
Asset sales and impairments, net	1.2	-	62.4
Total operating expenses	20.0	3,851.2	7,074.2
Operating (loss) / income	(20.0)	653.1	1,424.8
Other (expense) / income, net	(470.4)	15,932.2	(7.1)
(Benefit) / provision for income taxes	(87.5)	670.8	(5,443.3)
(Loss) / income from discontinued operations, net of tax	$(402.9)	$15,914.5	$6,861.0

The operating income reflects approximately seven months of operating activity of the Company’s former generics business in the year ended December 31, 2016 versus twelve months activity in the year ended December 31, 2015 and approximately nine months of operating activity of the Anda Distribution business in the year ended December 31, 2016 versus twelve months activity in the year ended December 31, 2015. “Other (expense) / income, net” included the gain on sale of the businesses to Teva.

For the year ended December 31, 2015, the Company recorded a deferred tax benefit of $5,738.8 million related to investments in certain subsidiaries. The recognition of this benefit has been reflected in “Income from discontinued operations, net of tax” with the deferred tax asset reflected in non-current “Deferred tax liabilities” on the December 31, 2015 balance sheet as adjusted for activity in the fourth quarter of 2015. For the year ended December 31, 2016, the Company recorded a deferred tax expense of $462.2 million to adjust its deferred tax asset related to investments in certain subsidiaries. The recognition of this expense has been reflected in “Income from discontinued operations, net of tax”. Upon the closing of the Teva Transaction, the Company recorded the reversal of the corresponding deferred tax asset of $5,276.6 million against the current income taxes payable in continuing operations.

Depreciation and amortization was ceased upon the determination that the held for sale criteria were met, which were the announcement dates of the Teva Transaction and the divestiture of the Anda Distribution business. The depreciation, amortization and significant operating and investing non-cash items of the discontinued operations were as follows ($ in millions):

	Years Ended December 31,
	2017	2016	2015
Depreciation from discontinued operations	$-	$2.1	$93.7
Amortization from discontinued operations	-	4.8	333.3
Capital expenditures	-	85.3	234.5
Deferred income tax expense	-	6,038.5	(5,568.8)

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

	2017 Grants	2016 Grants	2015 Grants	2015 Acquired Awards
Dividend yield	1.2%	0%	0%	0%
Expected volatility	27.0%	27.0%	26.0 - 29.0%	26.0 - 27.0%
Risk-free interest rate	2.0-2.3%	1.3 - 2.4%	1.9 - 2.1%	0.1 - 2.1%
Expected term (years)	7.0	7.0 - 7.5	7.0 - 7.5	up to 6.9

Share-Based Compensation Expense

Share-based compensation expense recognized in the Company’s results of operations, including discontinued operations, for the years ended December 31, 2017, 2016 and 2015 was as follows ($ in millions):

	Year Ended December 31,
	2017	2016	2015
Equity-based compensation awards	$293.3	$334.5	$690.4
Cash-settled awards in connection with the Zeltiq Acquisition	31.5	-	-
Cash-settled awards in connection with the Tobira Acquisition	-	27.0	-
Cash-settled awards in connection with the Vitae Acquisition	-	18.6	-
Cash-settled awards in connection with the ForSight Acquisition	-	3.1	-
Cash-settled awards in connection with the Allergan Acquisition	-	-	127.1
Cash-settled awards in connection with the Kythera Acquisition	-	-	9.6
Non equity-settled awards other	(16.8)	-	98.6
Total stock-based compensation expense	$308.0	$383.2	$925.7

In the years ended December 31, 2016, and 2015, share-based compensation expense included as discontinued operations was $12.9 million and $36.4 million, respectively.

In the years ended December 31, 2017, 2016, and 2015, the related tax benefits were $105.0 million, $131.8 million and $285.9 million, respectively, relating to share-based compensation.

The “non-equity settled awards other” are cash-settled awards which are fair valued based on a pre-determined total shareholder return metric.  The income in “non-equity settled awards other” was due to an actuarial reversal based on the total shareholder return metrics declining in the year ended December 31, 2017 of $16.8 million.

Included in the stock-based compensation awards for the years ended December 31, 2017, 2016 and 2015 is the impact of accelerations and step-ups relating to the acquisition accounting treatment of outstanding awards acquired in the Zeltiq, Allergan, Forest and Kythera Acquisitions ($ in millions)

	Year Ended December 31,
	2017	2016	2015
Zeltiq Acquisition	$47.8	$-	$-
Allergan Acquisition	47.1	108.9	314.8
Forest Acquisition	10.1	45.2	109.7
Kythera Acquisition	-	-	64.4
Total	$105.0	$154.1	$488.9

Unrecognized future share-based compensation expense was $404.7 million as of December 31, 2017, including $25.2 million from the Zeltiq Acquisition and $28.7 million from the Allergan acquisition. This amount will be recognized as an expense over a remaining weighted average period of 1.5 years. Share-based compensation is being amortized and charged to operations over the same period as the restrictions are eliminated for the participants, which is generally on a straight-line basis.

Share Activity

The following is a summary of equity award activity for unvested restricted stock and stock units in the period from December 31, 2016 through December 31, 2017:

(in millions, except per share data)	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Grant Date Fair Value
Restricted shares / units outstanding at December 31, 2016	1.5	$251.88	1.6	$388.0
Granted	1.2	232.18		278.6
Assumed as part of the Zeltiq Acquisition*	0.2	213.15		41.8
Vested	(0.5)	(238.39)		(127.0)
Forfeited	(0.4)	(265.26)		(97.3)
Restricted shares / units outstanding at December 31, 2017	2.0	$237.72	1.8	$484.1

The following is a summary of equity award activity for non-qualified options to purchase ordinary shares in the period from December 31, 2016 through December 31, 2017:

(in millions, except per share data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2016	9.0	$113.77	5.9	$861.7
Granted	0.3	239.33
Exercised	(1.8)	(92.71)
Cancelled	(0.2)	(137.80)
Outstanding, vested and expected to vest at December 31, 2017	7.3	$120.94	5.2	$312.7

NOTE 9 — Pension and Other Postretirement Benefit Plans

Defined Benefit Plan Obligations

The Company has numerous defined benefit plans offered to employees around the world. For these plans, retirement benefits are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances.  As of December 31, 2017, a majority of the Company’s plans were frozen for future enrollment.

The net periodic benefit (income) cost of the defined benefit plans for continuing operations for the years ended December 31, 2017, 2016 and 2015 was as follows ($ in millions):

	Year Ended December 31,
	2017	2016	2015
Service cost	$5.5	$5.0	$5.0
Interest cost	40.7	44.5	35.0
Expected Return on plan assets	(54.5)	(53.0)	(46.4)
Settlement	(0.1)	(1.8)	(4.3)
Net periodic benefit (income) cost	$(8.4)	$(5.3)	$(10.7)

Obligations and Funded Status

Benefit obligation and asset data for the defined benefit plans for continuing operations, were as follows ($ in millions):

	Year Ended December 31,
	2017	2016
Change in Plan Assets
Fair value of plan assets at beginning of year	$1,093.9	$1,051.1
Employer contribution	15.2	37.4
Return on plan assets	117.2	116.8
Benefits paid	(36.0)	(32.5)
Settlements	(5.3)	(47.7)
Effects of exchange rate changes and other	50.2	(31.2)
Fair value of plan assets at end of year	$1,235.2	$1,093.9

	Year Ended December 31,
	2017	2016
Change in Benefit Obligation
Benefit obligation at beginning of the year	$1,234.1	$1,188.5
Service cost	5.5	5.0
Interest cost	40.7	44.5
Actuarial loss / (gain)	36.9	108.0
Curtailments	(8.1)	-
Settlements and other	(5.3)	(46.9)
Benefits paid	(36.0)	(32.5)
Effects of exchange rate changes and other	62.2	(32.5)
Benefit obligation at end of year	$1,330.0	$1,234.1
Funded status at end of year	$(94.8)	$(140.2)

The following table outlines the funded actuarial amounts recognized ($ in millions):

	As of December 31,
	2017	2016
Noncurrent assets	$21.9	$9.4
Current liabilities	(0.8)	(0.7)
Noncurrent liabilities	(115.9)	(148.9)
	$(94.8)	$(140.2)

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

The fair values of the Company’s pension plan assets at December 31, 2017 by asset category are as follows ($ in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investment funds
U.S. equities	$33.5	$-	$-	$33.5
International equities	265.5	-	-	265.5
Other equity securities	70.5	-	-	70.5
Equity securities	$369.5	$-	$-	$369.5

U.S. Treasury bonds	$-	$96.9	$-	$96.9
Bonds and bond funds	-	745.7	-	745.7
Other debt securities	-	21.2	-	21.2
Debt securities	$-	$863.8	$-	$863.8
Other investments
Other	-	1.9	-	1.9
Total assets	$369.5	$865.7	$-	$1,235.2

The fair values of the Company’s pension plan assets at December 31, 2016 by asset category are as follows ($ in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investment funds
U.S. equities	$41.5	$-	$-	$41.5
International equities	244.4	-	-	244.4
Other equity securities	87.4	-	-	87.4
Equity securities	$373.3	$-	$-	$373.3

U.S. Treasury bonds	$-	$23.6	$-	$23.6
Bonds and bond funds	-	684.8	-	684.8
Other debt securities	-	8.3	-	8.3
Debt securities	$-	$716.7	$-	$716.7
Other investments

Other	-	3.9	-	3.9
Total assets	$373.3	$720.6	$-	$1,093.9

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

	Target Allocation as of December 31,
	2017	2016
Bonds	68.8%	68.3%
Equity securities	31.2%	31.5%
Other investments	0.0%	0.2%

Expected Contributions

Employer contributions to the pension plan during the year ending December 31, 2018 are expected to be $11.7 million for continuing operations.

Expected Benefit Payments

Total expected benefit payments for the Company’s pension plans are as follows ($ in millions):

Expected Benefit Payments
2018	$34.6
2019	36.7
2020	38.9
2021	41.3
2022	43.4
Thereafter	1,135.1
Total liability	$1,330.0

Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service. The majority of the payments will be paid from plan assets and not Company assets.

Information for defined benefit plans with an accumulated benefit obligation in excess of plan assets is presented below ($ in millions):

	Defined Benefit as of December 31,
	2017	2016
Projected benefit obligations	$1,330.0	$1,234.1
Accumulated benefit obligations	$1,324.7	$1,220.1
Plan assets	$1,235.2	$1,093.9

Amounts Recognized in Other Comprehensive Income / (Loss)

Net (loss) / gain amounts reflect experience differentials primarily relating to differences between expected and actual returns on plan assets as well as the effects of changes in actuarial assumptions. Net loss amounts in excess of certain thresholds are amortized into net pension cost over the average remaining service life of employees. Balances recognized within accumulated other comprehensive income/(loss) excluding the impact of taxes that have not been recognized as components of net periodic benefit costs are as follows ($ in millions):

Defined Benefit
Balance as of December 31, 2015	$70.4
Net actuarial loss	(46.0)
Balance as of December 31, 2016	$24.4
Net actuarial loss	33.8
Balance as of December 31, 2017	$58.2

Actuarial Assumptions

The weighted average assumptions used to calculate the projected benefit obligations of the Company’s defined benefit plans, including assets and liabilities held for sale, are as follows:

	As of December 31,
	2017	2016
Discount rate	2.9%	3.3%
Salary growth rate	3.0%	3.0%

The weighted average assumptions used to calculate the net periodic benefit cost of the Company’s defined benefit plans, including assets and liabilities held for sale, are as follows:

	As of December 31,
	2017	2016
Discount rate	3.3%	3.8%
Expected rate of return on plan assets	5.0%	5.1%
Salary growth rate	3.0%	3.0%

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

Other Post-Employment Benefit Plans

The Company has post-employment benefit plans.  Accumulated benefit obligationfor the defined benefit plans, were as follows ($ in millions):

Accumulated Benefit Obligation
Accumulated benefit obligation as of December 31, 2015	$50.1
Service cost	0.3
Interest cost	2.1
Actuarial charge	3.6
Benefits paid	(3.4)
Accumulated benefit obligation as of December 31, 2016	$52.7
Service cost	-
Interest cost	2.0
Actuarial charge	(5.0)
Benefits paid	(2.9)
Accumulated benefit obligation as of December 31, 2017	$46.8

Savings Plans

The Company also maintains certain defined contribution savings plans covering substantially all U.S.-based employees. The Company contributes to the plans based upon the employee contributions. The Company’s expense for contributions to these retirement plans for amounts included in continuing operations was $89.1 million, $75.6 million and $26.6 million in the years ended December 31, 2017, 2016 and 2015, respectively.  The Company’s contributions to these retirement plans for amounts included in income from discontinued operations were $23.6 million in the year ended 2015.

NOTE 10 — Other Income / (Expense), Net

Other income / (expense), net consisted of the following ($ in millions):

	Years Ended December 31,
	2017	2016	2015
Teva Share Activity	(3,269.3)	-	-
Debt extinguishment costs as part of the debt tender offer	(161.6)	-	-
Debt extinguishment other	(27.6)	-	-
Other-than-temporary impairments	(26.1)	-	-
Dividend income	85.2	68.2	-
Naurex recovery	20.0	-	-
Forward sale of Teva shares	(62.9)	-	-
Pfizer termination fee (Allergan plc only)	-	150.0	-
Bridge loan commitment fee	-	-	(264.9)
Interest rate locks	-	-	31.0
Other (expense) / income, net	5.0	1.0	0.1
Other (expense) / income , net	$(3,437.3)	$219.2	$(233.8)

Teva Share Activity

As described in “Note 7 — Discontinued Operations”, the Company recognized an other-than-temporary impairment on its investment in Teva securities of $3,273.5 million in the year ended December 31, 2017 as well as other share activity.

Debt Extinguishment Costs as Part of the Debt Tender Offer

In the year ended December 31, 2017, the Company repaid $2,843.3 million of senior notes.  As a result of the extinguishment, the Company recognized a loss of $161.6 million, within “Other (expense) / income” for the early tender payment and non-cash write-off of premiums and debt fees related to the repurchased notes, including $170.5 million of a make-whole premium.

Debt Extinguishment Other

In the year ended December 31, 2017, the Company repaid $750 million of senior notes due in the year ending December 31, 2019.  As a result of the extinguishment, the Company recognized a loss of $27.6 million, within “Other (expense) / income” for the early payment and non-cash write-off of premiums and debt fees related to the repaid notes, including $35.1 million of a make-whole premium.

Other-than-temporary Impairments

The Company recorded other-than-temporary impairment charges on other equity investments and cost method investments of $26.1 million in the year ended December 31, 2017, respectively.

Dividend Income

As a result of the Teva Transaction, the Company acquired 100.3 million Teva ordinary shares.  During the years ended December 31, 2017 and 2016, the Company received dividend income of $85.2 million and $68.2 million, respectively.

Naurex Recovery

On August 28, 2015, the Company acquired certain products in early stage development of Naurex, Inc. (“Naurex”) in an all-cash transaction, which was accounted for as an asset acquisition (the “Naurex Transaction”).  The Company received a purchase price reduction of $20.0 million in the year ended December 31, 2017 based on the settlement of an open contract dispute.

Forward Sale of Teva Shares

In the year ended December 31, 2017, the Company recorded a $62.9 million loss on the fair value of the derivative for the forward sale of 25.0 million of Teva securities.  The ASR was settled on January 12, 2018 for $413.3 million.

On February 13, 2018, the Company entered into additional forward sale transactions under which we sold approximately 25.0 million Teva shares.  The value of the shares will be based on the volume weighted average price of Teva shares plus a premium and is expected to settle during the second quarter of 2018. As a result of the transaction, the Company received 80% of the proceeds, or approximately $372.0 million, with the remainder of the proceeds being delivered upon settlement.

Pfizer Termination Fee

On November 23, 2015, the Company announced that it entered into a definitive merger agreement (the “Pfizer Agreement”) under which Pfizer Inc. (“Pfizer”), a global innovative biopharmaceutical company, and Allergan plc would merge in a stock and cash transaction.  On April 6, 2016, the Company announced that its merger agreement with Pfizer was terminated by mutual agreement. In connection with the termination of the merger agreement, Pfizer paid Allergan plc $150.0 million for expenses associated with the transaction which was included as a component of other income during the year ended December 31, 2016.

Bridge Loan Commitment Fee

During the year ended December 31, 2015, we incurred costs associated with bridge loan commitments with the Allergan Acquisition of $264.9 million.

Interest Rate Locks

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

Inventories consisted of the following ($ in millions):

	December 31,	December 31,
	2017	2016
Raw materials	$326.9	$297.1
Work-in-process	158.1	145.4
Finished goods	527.8	357.7
	1,012.8	800.2
Less: inventory reserves	108.3	82.2
Total Inventories	$904.5	$718.0

NOTE 12 — Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following ($ in millions):

	December 31, 2017	December 31, 2016
Accrued expenses:
Accrued third-party rebates	$1,804.1	$1,595.5
Contractual commitments (including amount due to Teva)	705.4	264.9
Accrued payroll and related benefits	635.6	581.1
Accrued returns	375.8	295.9
Interest payable	245.9	294.2
Royalties payable	189.2	146.6
Accrued pharmaceutical fees	186.4	221.3
Accrued R&D expenditures	165.9	154.0
Accrued severance, retention and other shutdown costs	132.8	86.2
Litigation-related reserves and legal fees	78.3	101.1
Accrued non-provision taxes	76.5	55.0
Current portion of contingent consideration obligations	56.2	511.0
Accrued selling and marketing expenditures	53.0	95.9
Dividends payable	24.6	23.2
Other accrued expenses	487.2	368.2
Total accrued expenses	$5,216.9	$4,794.1
Accounts payable	324.5	224.9
Total accounts payable and accrued expenses	$5,541.4	$5,019.0

NOTE 13 — Property, plant and equipment, net

Property, plant and equipment, net consisted of the following as of December 31, 2017 and 2016 ($ in millions):

	Machinery and Equipment	Research and Laboratory Equipment	Transportation / Other	Land, Buildings and Leasehold Improvements	Construction in Progress	Total
At December 31, 2016	$437.1	$48.8	$381.4	$705.3	$446.1	$2,018.7
Additions	20.7	8.3	34.1	14.6	280.6	358.3
Additions due to acquisitions	14.3	0.7	18.6	31.2	1.3	66.1
Disposals/transfers/other	64.8	(1.2)	38.1	104.1	(224.3)	(18.5)
Assets held for sale	-	-	-	(49.7)	-	(49.7)
Currency translation	8.4	2.4	3.1	9.4	3.3	26.6
At December 31, 2017	$545.3	$59.0	$475.3	$814.9	$507.0	$2,401.5
Accumulated depreciation
At December 31, 2016	$148.4	$24.0	$164.5	$70.5	$-	$407.4
Additions	61.5	7.8	65.0	37.2	-	171.5
Disposals/transfers/impairments/other	7.2	5.3	-	18.0	-	30.5
Assets held for sale	-	-	-	(0.7)	-	(0.7)
Currency translation	2.2	1.4	2.9	0.9	-	7.4
At December 31, 2017	$219.3	$38.5	$232.4	$125.9	$-	$616.1

Property, plant and equipment, net At December 31, 2017	$326.0	$20.5	$242.9	$689.0	$507.0	$1,785.4

Depreciation expense for continuing operations was $171.5 million, $153.7 million and $124.6 million in the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 14 — Prepaid Expenses, Investments and Other Assets

Prepaid expenses and other current assets consisted of the following ($ in millions):

	December 31, 2017	December 31, 2016
Prepaid taxes	$690.9	$957.4
Prepaid insurance	20.9	25.7
Royalty receivables	80.1	94.3
Sales and marketing	31.9	42.5
Other	300.1	263.5
Total prepaid expenses and other current assets	$1,123.9	$1,383.4

Investments in marketable securities, including those classified in cash and cash equivalents due to the maturity term of the instrument, other investments and other assets consisted of the following ($ in millions):

	December 31, 2017	December 31, 2016
Marketable securities:
Short-term investments	$2,814.4	$8,062.3
Teva shares	1,817.7	3,439.2
Total marketable securities	$4,632.1	$11,501.5
Investments and other assets:
Legacy Allergan Deferred executive compensation investments	$112.4	$111.7
Equity method investments	11.5	12.8
Cost method investments	-	15.0
Other long-term investments	60.8	67.2
Taxes receivable	32.1	36.0
Other assets	51.1	39.4
Total investments and other assets	$267.9	$282.1

As of December 31, 2017, the Company owned 95.9 million Teva ordinary shares, which are subject to changes in value based on the price of Teva shares.  Subsequent to December 31, 2017, the Company has sold an additional 6.3 million Teva ordinary shares for $127.9 million.  As of February 13, 2018, the Company owned approximately 40.0 million Teva ordinary shares.

The Company’s marketable securities and other long-term investments are classified as available-for-sale and are recorded at fair value based on quoted market prices using the specific identification method. These investments are classified as either current or non current, as appropriate, in the Company’s consolidated balance sheets.

Investments in securities as of December 31, 2017 and 2016 included the following ($ in millions):

	Investments in Securities as of December 31, 2017:
Level 1	Carrying amount	Unrecognized gain	Unrecognized loss	Estimated fair value	Cash & cash equivalents	Marketable securities
Money market funds	$1,328.1	$-	$-	$1,328.1	$1,328.1	$-
Investment in Teva ordinary shares	1,688.0	129.3	-	1,817.7	-	1,817.7
Total	$3,016.1	$129.3	$-	$3,145.8	$1,328.1	$1,817.7

Level 2	Carrying amount	Unrecognized gain	Unrecognized loss	Estimated fair value	Cash & cash equivalents	Marketable securities
Commercial paper and other	$1,248.9	$-	$(0.7)	$1,248.2	$-	$1,248.2
Certificates of deposit	1,566.2	-	-	1,566.2	-	1,566.2
Total	$2,815.1	$-	$(0.7)	$2,814.4	$-	$2,814.4

	Investments in Securities as of December 31, 2016:
Level 1	Carrying amount	Unrecognized gain	Unrecognized loss	Estimated fair value	Cash & cash equivalents	Marketable securities
Money market funds	$1,238.9	$-	$-	$1,238.9	$1,238.9	$-
Total	$1,238.9	$-	$-	$1,238.9	$1,238.9	$-

Level 2	Carrying amount	Unrecognized gain	Unrecognized loss	Estimated fair value	Cash & cash equivalents	Marketable securities
Commercial paper and other	$3,909.7	$0.2	$-	$3,909.9	$-	$3,909.9
Investment in Teva ordinary shares	5,038.6	-	(1,599.4)	3,439.2	-	3,439.2
Certificates of deposit	4,152.4	-	-	4,152.4	-	4,152.4
Total	$13,100.7	$0.2	$(1,599.4)	$11,501.5	$-	$11,501.5

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants. Fair values are determined based on Fair Value Leveling.

During the year ended December 31, 2017, the Company transferred the Investment in Teva ordinary shares from Level 2 to Level 1 as the lock-up period on these shares expired.

Marketable securities and investments consist of available-for-sale investments in money market securities, U.S. treasury and agency securities, and equity and debt securities of publicly traded companies for which market prices are readily available. Unrealized gains or losses on marketable securities and investments are recorded in accumulated other comprehensive (loss) / income as of December 31, 2017.  Realized gains or losses on marketable securities and investments are recorded in interest income.  The Company’s marketable securities and other long-term investments are classified as available-for-sale and are recorded at fair value based on quoted market prices using the specific identification method. These investments are classified as either current or non-current, as appropriate, in the Company’s consolidated balance sheets.  The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and maturity management.

Excluding the Company’s investment in Teva securities, the Company generally considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The Company’s policy requires investments to be investment grade with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio.

The movements in long-term investments were as follows ($ in millions):

	Equity Method Investments	Cost Method and Other Long-term Investments
Balance at December 31, 2016	$12.8	$82.2
Additions	-	-
Other-than-temporary impairments	-	(26.1)
Other	(1.3)	4.7
Balance at December 31, 2017	$11.5	$60.8

Other Assets

Other assets include security and equipment deposits and long-term receivables.

NOTE 15 — Goodwill, Product Rights and Other Intangible Assets

Goodwill

Goodwill for the Company’s reporting segments consisted of the following ($ in millions):

	US Specialized Therapeutics	US General Medicine	International	Total
Balance as of December 31, 2016	$18,433.2	$21,426.6	$6,496.3	$46,356.1
Additions through acquisitions	2,456.0	-	245.9	2,701.9
Measurement period adjustments	(29.6)	(14.1)	-	(43.7)
Held for sale	-	(12.8)	-	(12.8)
Foreign exchange and other adjustments	-	-	861.4	861.4
Balance as of December 31, 2017	$20,859.6	$21,399.7	$7,603.6	$49,862.9

As of December 31, 2017 and 2016, the gross balance of goodwill, pre-impairments, was $49,880.2 million and $46,373.4 million, respectively.

The following items had a significant impact on goodwill in the year ended December 31, 2017:

•	An increase in goodwill of $1,449.1 million, including measurement period adjustments, resulting from the LifeCell Acquisition; and
•	An increase in goodwill of $1,200.6 million, including measurement period adjustments, resulting from the Zeltiq Acquisition.

Product Rights and Other Intangible Assets

Product rights and other intangible assets consisted of the following for the years ended December 31, 2017 and 2016 ($ in millions):

Cost Basis	Balance as of December 31, 2016	Acquisitions	Impairments	IPR&D to CMP Transfers	Disposals/ Held for Sale/ Other	Foreign Currency Translation	Balance as of December 31, 2017
Intangibles with definite lives:
Product rights and other intangibles	$67,801.4	$3,876.9	$-	$1,444.0	$(34.0)	$804.2	$73,892.5
Trade name	690.0	-	-	-	-	-	690.0
Total definite-lived intangible assets	$68,491.4	$3,876.9	$-	$1,444.0	$(34.0)	$804.2	$74,582.5
Intangibles with indefinite lives:
IPR&D	$8,758.3	$10.0	$(1,452.3)	$(1,444.0)	$(6.6)	$8.7	$5,874.1
Total indefinite- lived intangible assets	$8,758.3	$10.0	$(1,452.3)	$(1,444.0)	$(6.6)	$8.7	$5,874.1
Total product rights and other intangibles	$77,249.7	$3,886.9	$(1,452.3)	$-	$(40.6)	$812.9	$80,456.6

Accumulated Amortization	Balance as of December 31, 2016	Amortization	Impairments	Disposals/ Held for Sale/ Other	Foreign Currency Translation	Balance as of December 31, 2017
Intangibles with definite lives:
Product rights and other intangibles	$(14,493.9)	$(7,119.6)	$(3,879.1)	$24.8	$(125.8)	$(25,593.6)
Trade name	(137.2)	(77.5)	-	-	-	(214.7)
Total definite-lived intangible assets	$(14,631.1)	$(7,197.1)	$(3,879.1)	$24.8	$(125.8)	$(25,808.3)
Total product rights and other intangibles	$(14,631.1)	$(7,197.1)	$(3,879.1)	$24.8	$(125.8)	$(25,808.3)
Net Product Rights and Other Intangibles	$62,618.6					$54,648.3

The following items had a significant impact on net product rights and other intangibles in the year ended December 31, 2017:

•	The Company acquired $2,020.0 million of intangible assets in connection with the LifeCell Acquisition;
•	The Company acquired $1,185.0 million of intangible assets in connection with the Zeltiq Acquisition;
•

The Company reacquired rights on select licensed products promoted in the Company’s US General Medicine segment in an aggregate value of $574.0 million.  As part of the rights reacquired, the Company is no longer obligated to pay royalties on the specific products, which increases the Company’s segment gross margin percentage;

•

The U.S. District Court for the Eastern District of Texas issued an adverse trial decision finding that the four asserted patents covering Restasis® (Cyclosporine Ophthalmic Emulsion) 0.05% are invalid.   As a result of our review of all potential scenarios relating to these assets and our assessment of the decreased likelihood of revenue extending through the full patent term of 2024, the Company recognized an impairment of $3,230.0 million related to Restasis® as well as $170.0 million related to other Dry Eye IPR&D assets obtained in the Allergan acquisition;

•

The Company impaired the intangible asset, including amounts that were acquired IPR&D as part of the Allergan Acquisition, related to Aczone® by $646.0 million as a result of recent market dynamics, including erosion in the brand acne market, an anticipated decline in the market outlook, and recent generic entrants;

•	The Company impaired a CNS IPR&D project obtained as part of the Allergan acquisition by $486.0 million related to an anticipated approval delay due to certain product specifications;
•

The Company impaired an IPR&D asset acquired as part of the Warner Chilcott acquisition by $278.0 million, due to a termination of a launch of a women’s healthcare project due to a decrease in product demand;

•	The Company impaired an IPR&D eye care project obtained as part of the Allergan acquisition by $209.0 million due to an anticipated delay in launch;
•

The Company terminated its License, Transfer and Development Agreement for SER-120 (nocturia) with Serenity Pharmaceuticals, LLC. As a result of this termination, the Company recorded an impairment of $140.0 million on the IPR&D intangible asset obtained as part of the Allergan acquisition;

•	The Company impaired a women’s healthcare IPR&D project by $91.3 million based on the Company’s intention to divest the non-strategic asset;
•	The Company impaired an IPR&D medical aesthetics project obtained as part of the Allergan acquisition by $29.0 million; and
•	The Company reclassified certain intangible assets from IPR&D to CMP primarily related to Juvederm®, Rhofade®, Botox® for forehead lines and TrueTear™ upon approval of the products.

Product rights and other intangible assets consisted of the following for the years ended December 31, 2016 and 2015 ($ in millions):

Cost Basis	Balance as of December 31, 2015	Acquisitions	Impairments	IPR&D to CMP Transfers	Disposals/ Held for Sale/ Other	Foreign Currency Translation	Balance as of December 31, 2016
Intangibles with definite lives:
Product rights and other intangibles	$64,366.0	$43.6	$-	$3,809.9	$(194.6)	$(223.5)	$67,801.4
Trade name	690	-	-	-	-	-	690.0
Total definite-lived intangible assets	$65,056.0	$43.6	$-	$3,809.9	$(194.6)	$(223.5)	$68,491.4
Intangibles with indefinite lives:
IPR&D	$11,128.2	$2,223.5	$(743.9)	$(3,809.9)	$(22.5)	$(17.1)	$8,758.3
Total indefinite- lived intangible assets	$11,128.2	$2,223.5	$(743.9)	$(3,809.9)	$(22.5)	$(17.1)	$8,758.3
Total product rights and other intangibles	$76,184.2	$2,267.1	$(743.9)	$-	$(217.1)	$(240.6)	$77,249.7

Accumulated Amortization	Balance as of December 31, 2015	Amortization	Impairments	Disposals/ Held for Sale/ Other	Foreign Currency Translation	Balance as of December 31, 2016
Intangibles with definite lives:
Product rights and other intangibles	$(8,288.5)	$(6,392.7)	$(28.9)	$176.8	$39.4	$(14,493.9)
Trade name	(59.5)	(77.7)	-	-	-	(137.2)
Total definite-lived intangible assets	$(8,348.0)	$(6,470.4)	$(28.9)	$176.8	$39.4	$(14,631.1)
Total product rights and other intangibles	$(8,348.0)	$(6,470.4)	$(28.9)	$176.8	$39.4	$(14,631.1)
Net Product Rights and Other Intangibles	$67,836.2					$62,618.6

The following items had a significant impact on net product rights and other intangibles in the year ended December 31, 2016:

•	The Company acquired $1,357.0 million in IPR&D assets in connection with the Tobira Acquisition;
•	The Company acquired $686.0 million in IPR&D assets in connection with the Vitae Acquisition;
•	The Company acquired $158.0 million in IPR&D assets in connection with the ForSight Acquisition;
•

The Company recognized approximately $210.0 million in impairments relating to a urology product acquired in the Allergan Acquisition due to clinical data not supporting continuation of the R&D study.  This impairment was offset, in part, by a reduction of  the contingent liability of $186.0 million which reduced overall R&D expenses;

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

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, continuing operations related to annual amortization expense on product rights and other related intangibles as of December 31, 2017 over each of the next five years is estimated to be as follows ($ in millions):

Amortization Expense
2018	$6,438.3
2019	$6,039.4
2020	$5,717.4
2021	$4,778.2
2022	$4,414.8

The above amortization expense is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, finalization of preliminary fair value estimates, potential impairments, accelerated amortization or other events.  In addition, the Company has certain currently marketed products for which operating contribution performance has been below that which was originally assumed in the products’ initial valuations and IPR&D projects which are subject to delays in timing or other events which may negatively impact the asset’s value.  The Company, on a quarterly basis, monitors the related intangible assets for these products for potential impairments.  It is reasonably possible that impairments may occur in future periods, which may have a material adverse effect on the Company’s results of operations and financial position.

NOTE 16 — Long-Term Debt and Capital Leases

Debt consisted of the following ($ in millions):

			Balance As of		Fair Market Value As of
	Issuance Date / Acquisition Date	Interest Payments	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Senior Notes:
Floating Rate Notes
$500.0 million floating rate notes due March 12, 2018 *	March 4, 2015	Quarterly	$500.0	$500.0	$500.6	$502.5
$500.0 million floating rate notes due March 12, 2020 **	March 4, 2015	Quarterly	500.0	500.0	508.1	509.4
			1,000.0	1,000.0	1,008.7	1,011.9
Fixed Rate Notes
$1,000.0 million 1.850% notes due March 1, 2017	March 4, 2015	Semi-annually	-	1,000.0	-	1,001.1
$500.0 million 1.300% notes due June 15, 2017	June 10, 2014	Semi-annually	-	500.0	-	499.7
$1,200.0 million 1.875% notes due October 1, 2017	October 2, 2012	Semi-annually	-	1,200.0	-	1,202.5
$3,000.0 million 2.350% notes due March 12, 2018	March 4, 2015	Semi-annually	3,000.0	3,000.0	3,001.9	3,018.0
$250.0 million 1.350% notes due March 15, 2018	March 17, 2015	Semi-annually	250.0	250.0	249.7	248.4
$1,050.0 million 4.375% notes due February 1, 2019	July 1, 2014	Semi-annually	-	1,050.0	-	1,090.0
$500.0 million 2.450% notes due June 15, 2019	June 10, 2014	Semi-annually	500.0	500.0	499.7	501.2
$400.0 million 6.125% notes due August 15, 2019	August 24, 2009	Semi-annually	-	400.0	-	437.7
$3,500.0 million 3.000% notes due March 12, 2020	March 4, 2015	Semi-annually	3,500.0	3,500.0	3,528.4	3,541.8
$650.0 million 3.375% notes due September 15, 2020	March 17, 2015	Semi-annually	650.0	650.0	661.3	663.6
$750.0 million 4.875% notes due February 15, 2021	July 1, 2014	Semi-annually	450.0	750.0	474.3	803.3
$1,200.0 million 5.000% notes due December 15, 2021	July 1, 2014	Semi-annually	1,200.0	1,200.0	1,282.6	1,297.7
$3,000.0 million 3.450% notes due March 15, 2022	March 4, 2015	Semi-annually	3,000.0	3,000.0	3,044.5	3,030.7
$1,700.0 million 3.250% notes due October 1, 2022	October 2, 2012	Semi-annually	1,700.0	1,700.0	1,703.0	1,693.1
$350.0 million 2.800% notes due March 15, 2023	March 17, 2015	Semi-annually	350.0	350.0	341.6	335.6
$1,200.0 million 3.850% notes due June 15, 2024	June 10, 2014	Semi-annually	1,200.0	1,200.0	1,232.3	1,211.7
$4,000.0 million 3.800% notes due March 15, 2025	March 4, 2015	Semi-annually	4,000.0	4,000.0	4,067.1	3,995.6
$2,500.0 million 4.550% notes due March 15, 2035	March 4, 2015	Semi-annually	2,500.0	2,500.0	2,631.9	2,458.5
$1,000.0 million 4.625% notes due October 1, 2042	October 2, 2012	Semi-annually	456.7	1,000.0	471.2	967.6
$1,500.0 million 4.850% notes due June 15, 2044	June 10, 2014	Semi-annually	1,500.0	1,500.0	1,606.2	1,496.4
$2,500.0 million 4.750% notes due March 15, 2045	March 4, 2015	Semi-annually	1,200.0	2,500.0	1,277.3	2,466.9
			25,456.7	31,750.0	26,073.0	31,961.1

Euro Denominated Notes
€750.0 million 0.500% notes due June 1, 2021	May 26, 2017	Annually	900.4	-	895.8	-
€700.0 million 1.250% notes due June 1, 2024	May 26, 2017	Annually	840.4	-	831.1	-
€550.0 million 2.125% notes due June 1, 2029	May 26, 2017	Annually	660.3	-	657.8	-
€700.0 million floating rate notes due June 1, 2019***	May 26, 2017	Quarterly	840.4	-	837.2	-
			3,241.5	-	3,221.9	-
Total Senior Notes Gross			29,698.2	32,750.0	30,303.6	32,973.0
Unamortized premium			88.9	171.2	-	-
Unamortized discount			(81.7)	(95.8)	-	-
Total Senior Notes Net			29,705.4	32,825.4	30,303.6	32,973.0
Other Indebtedness
Debt Issuance Costs			(121.5)	(144.6)
Margin Loan			459.0	-
Other			29.7	85.5
Total Other Borrowings			367.2	(59.1)
Capital Leases			2.7	2.4
Total Indebtedness			$30,075.3	$32,768.7
*	Interest on the 2018 floating rate note is three month USD LIBOR plus 1.080% per annum
**	Interest on the 2020 floating rate note is three month USD LIBOR plus 1.255% per annum
***	Interest on the €700.0 million floating rate notes is the three month EURIBOR plus 0.350% per annum

Fair market value in the table above is determined in accordance with Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurement” (“ASC 820”) under Level 2 based upon quoted prices for similar items in active markets.

Senior Notes

Borrowings

Euro Denominated Notes

On May 26, 2017, Allergan Funding SCS, a limited partnership (société en commandite simple) organized under the laws of the Grand Duchy of Luxembourg and an indirect wholly-owned subsidiary of Allergan plc, issued the euro denominated notes. The notes are fully and unconditionally guaranteed by Allergan Funding SCS’s indirect parents, Warner Chilcott Limited and Allergan Capital S.a.r.l. (“Allergan Capital”), and by Allergan Finance, LLC, a subsidiary of Allergan Capital, on an unsecured and unsubordinated basis.

These notes were issued to fund, in part, the payment of the tender offers described below.

Floating Rate Notes

On March 4, 2015, Allergan Funding SCS, issued floating rate notes which are fully and unconditionally guaranteed by Allergan Funding SCS’s indirect parents, Warner Chilcott Limited and Allergan Capital, and by Allergan Finance LLC on an unsecured and unsubordinated basis. Allergan plc has not guaranteed the notes.

The previously outstanding 2016 floating rate notes were paid in full at maturity on September 1, 2016 and bore interest at the three-month LIBOR plus 0.875%.

Fixed Rate Notes

Acquired Allergan Notes

On March 17, 2015 in connection with the Allergan Acquisition, the Company acquired, and subsequently guaranteed, along with Warner Chilcott Limited, the indebtedness of Allergan, Inc., including $800.0 million 5.750% senior notes due and redeemed in 2016 not shown in the table above. The fair value of the acquired senior notes was determined to be $2,087.5 million as of March 17, 2015. As such, as part of acquisition accounting, the Company recorded a premium of $37.5 million to be amortized as contra interest over the life of the notes.

The notes acquired in the Allergan Acquisition are redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption.

2015 Notes Issuance

On March 4, 2015, Allergan Funding SCS, issued indebetedness, in part, to fund the Allergan Acquisition. The notes are fully and unconditionally guaranteed by Allergan Funding SCS’s indirect parents, Warner Chilcott Limited and Allergan Capital, and by Allergan Finance LLC on an unsecured and unsubordinated basis. Allergan plc has not guaranteed the notes.

Acquired Forest Notes

On July 1, 2014 in connection with the Forest acquisition, the Company acquired the indebtedness of Forest.  As a result of acquisition accounting, the notes were fair valued with a premium of $260.3 million as of July 1, 2014, which will be amortized as contra-interest over the life of the notes. The guarantor of the debt is Allergan plc.

2014 Notes Issuance

On June 10, 2014, Allergan Funding SCS issued indebtedness, in part, to fund the Forest Acquisition. The guarantors of the debt are Warner Chilcott Limited, Allergan Capital, and Allergan Finance, LLC.

2012 Notes Issuance

On October 2, 2012, Allergan Finance, LLC issued indebtedness which were were used for the acquisition of the Actavis Group. The guarantors of the debt are Warner Chilcott Limited and Allergan plc.

2009 Notes Issuance

On August 24, 2009, Allergan Finance, LLC issued senior notes which were used to repay certain debt with the remaining net proceeds being used to fund a portion of the cash consideration for the Arrow Group acquisition. The guarantors of the debt are Warner Chilcott Limited and Allergan plc.

Credit Facility Indebtedness

On August 2, 2016, the Company repaid the remaining balances of all outstanding term-loan indebtedness and terminated its then existing revolving credit facility with proceeds from the Teva Transaction. The interest expense on the then-outstanding indebtedness in the years ended December 31, 2016 and 2015 was $116.2 million and $147.3 million, respectively.

Margin Loan

On November 10, 2017, Allergan W.C. Holding Inc., Allergan Finance, LLC and Allergan Holding B1 Inc. and JP Morgan Chase Bank executed a margin loan agreement for an aggregate principal amount not exceeding $550.0 million which was available as a single draw from the signing date to December 22, 2017 (the “Loan” or “Margin Loan Agreement”).  In Q4 2017, the Company drew down $525.0 million and repaid $66.0 million.  The remaining portion of this outstanding indebtedness is due in the year ending December 31, 2018.  The outstanding indebtedness under this facility at any time is collateralized by the Company’s investment in Teva securities.

Revolving Credit Facility

On June 14, 2017, Allergan plc and certain of its subsidiaries entered into a revolving credit and guaranty agreement (the “Revolver Agreement”) among Allergan Capital, as borrower, Allergan plc, as Ultimate Parent; Warner Chilcott Limited, Allergan Finance LLC, and Allergan Funding SCS, as guarantors; the lenders from time to time party thereto (the “Revolving Lenders”); J.P. Morgan Chase Bank as Administrative Agent; J.P. Morgan Europe Limited, as London Agent; and the other financial institutions party thereto. Under the Revolver Agreement, the Revolving Lenders have committed to provide an unsecured five-year revolving credit facility in an aggregate principal amount of up to $1.5 billion, with the ability to increase the revolving credit facility by $500.0 million to an aggregate principal amount of up to $2.0 billion.

The Revolver Agreement provides that loans thereunder would bear interest, at our choice, of a per annum rate equal to either (a) a base rate, plus an applicable margin per annum varying from 0.00% per annum to 1.00% per annum depending on the Debt Rating or (b) a Eurodollar rate, plus an applicable margin varying from 0.875% per annum to 2.00% per annum depending on the Debt Rating. Additionally, to maintain availability of funds, the Company pays an unused commitment fee varying from 0.070% to 0.250% per annum, depending on the Debt Rating, of the unused portion of the revolver.

The obligations under the Revolver Agreement are guaranteed by Warner Chilcott Limited, Allergan Finance, LLC and Allergan Funding SCS.

The Revolver Agreement contains customary affirmative covenants for facilities of this type, including, among others, covenants pertaining to the delivery of financial statements, notices of default, maintenance of corporate existence and compliance with laws, as well as customary negative covenants for facilities of this type, including, among others, limitations on secured indebtedness, non-guarantor subsidiary indebtedness, mergers and certain other fundamental changes and passive holding company status.  The Revolver Agreement also contains a financial covenant requiring maintenance of a maximum consolidated leverage ratio.

In addition, the Revolver Agreement also contains customary events of default (with customary grace periods and materiality thresholds).

The Company was subject to, and as of December 31, 2017 was in compliance with all, financial and operational covenants under the terms of the Revolver Agreement. At December 31, 2017, there were $28.6 million of outstanding borrowings or letters of credit outstanding under the Revolver Agreement.

Cash Bridge Loan Facility

On April 9, 2015, the Company repaid the outstanding balance under a 60-day senior unsecured bridge credit facility, of which $2.8 billion was drawn to finance the Allergan Acquisition.

2017 Repayments

The Company redeemed all senior notes during the year ended December 31, 2017 that matured within that period.

Tender Offer

On May 30, 2017, the Company’s wholly owned subsidiaries Allergan Funding SCS, Allergan Finance LLC, Forest Laboratories, LLC and Allergan, Inc., each as co-offeror with Warner Chilcott Limited, completed the repurchase of certain debt securities issued by the entities for cash under a previously announced tender offer.  As a result of the offering, the Company repurchased $300.0 million of the $750.0 million 4.875% notes due February 15, 2021, $543.3 million of the $1,000.0 million 4.625% notes due October 1, 2042, $700.0 million of the $1,050.0 million 4.375% notes due February 1, 2019, and $1,300.0 million of the $2,500.0 million 4.750% notes due March 15, 2045.  The Company paid a total of $3,013.8 million, which included an early tender penalty to repurchase the notes of $170.5 million in cash.  The Company recognized a net expense of $161.6 million within “Other (expense) / income” for the early tender payment and non-cash write-off of premiums and debt fees related to the repurchased notes.

Other Prepayments

On November 30, 2017, the Company repaid its $400.0 million 6.125% notes due August 15, 2019 in full.  The Company paid a total of $426.8 million, which included an early tender payment, to repurchase the notes of $26.8 million in cash, which was recognized as a component of “Other (expense) / income”.

On December 13, 2017, the Company repaid its remaining $350.0 million obligation under its 4.375% notes due February 1, 2019.  The Company recognized a deminimis net P&L charge as a result of the debt termination.

Annual Debt Maturities

As of December 31, 2017, annual debt maturities were as follows ($ in millions):

Total Payments
2018	$3,750.0
2019	1,340.4
2020	4,650.0
2021	2,550.4
2022	4,700.0
2023 and after	12,707.4
Total senior notes gross	$29,698.2
Capital leases	2.7
Debt issuance costs	(121.5)
Other short-term borrowings	488.7
Unamortized premium	88.9
Unamortized discount	(81.7)
Total Indebtedness	$30,075.3

Amounts represent total anticipated cash payments assuming scheduled repayments.

Lease Commitments

The Company has operating leases for certain facilities and equipment. The terms of the operating leases for the Company’s facility leases may require the Company to pay property taxes, normal maintenance expense and maintain minimum insurance coverage. Total rental expense for operating leases for the years ended December 31, 2017, 2016, and 2015 was $72.0 million, $47.7 million and $49.9 million, respectively. The Company also has deminimis capital leases for certain facilities and equipment. The future minimum lease payments under both capital and operating leases that have remaining terms in excess of one year are ($ in millions):

Total Payments
2018	$53.5
2019	59.1
2020	46.5
2021	44.9
2022	42.9
Thereafter	206.1
Total minimum lease payments	$453.0

The Company has entered into certain sub-lease agreements which will offset future lease commitments.

NOTE 17 — Other Long-Term Liabilities

Other long-term liabilities consisted of the following ($ in millions):

	December 31,	December 31,
	2017	2016
Acquisition related contingent consideration liabilities	$420.7	$661.1
Long-term pension and post retirement liability	162.7	201.6
Legacy Allergan deferred executive compensation	113.8	111.7
Long-term severance and restructuring liabilities	53.1	22.0
Deferred revenue	37.9	15.7
Product warranties	28.7	28.1
Long-term contractual obligations	45.2	25.3
Other long-term liabilities	24.8	19.5
Total other long-term liabilities	$886.9	$1,085.0

NOTE 18 — Income Taxes

The TCJA makes significant changes to the U.S. taxation of our domestic and international operations. Our 2017 consolidated financial statements reflect a provisional estimate of the impacts of the TCJA, as changes in tax law should be accounted for in the period of enactment. The TCJA enacted many significant changes including, but not limited to:

•	A mandatory deemed repatriation tax on the accumulated, untaxed post-1986 earnings and profits of certain non-U.S. subsidiaries (“toll charge”), payable over eight years;
•	A decrease in the U.S. Federal Corporate income tax rate from 35% to 21% beginning in years after December 31, 2017;
•

An additional U.S. tax on the earnings of certain non-U.S. subsidiaries which are considered Global Intangible Low Taxed Income (“GILTI”) at a tax rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset for foreign tax credits;

•	A limitation on the deduction of interest expense to 30% of adjusted taxable income (EBITDA equivalent) for our U.S. subsidiaries for years beginning after December 31, 2017; and
•

The introduction of a 5% (10% post 2018) minimum tax referred to as the “Base Erosion Anti-Abuse Tax” which requires our U.S. subsidiaries to determine taxable income without regard to tax deductions for payments to affiliates beginning in years after December 31, 2017.

As part of the enactment of the TCJA, the Company recorded in the fourth quarter of 2017 a provisional deferred tax benefit of $2,340.4 million related to the change in Federal Corporate tax rates applicable to our deferred tax liabilities, and $1,260.0 million related to the net reversal of prior amounts accrued for taxes on unremitted earnings of certain subsidiaries. The Company also recorded a provisional income tax expense of $728.1 million related to the tax on the deemed repatriation of the deferred foreign earnings of certain non-U.S. subsidiaries (toll charge). The toll charge is payable over eight years and therefore we recorded $58.2 million in current and $669.8 million in non-current tax liabilities.

The provisional estimates recorded in the 2017 consolidated financial statements are based on all available information and the Company’s initial analysis and current interpretation of the legislation under the TCJA as of the time of the filing of the Company’s Form 10-K. These estimates represent amounts for which our accounting is incomplete, but a reasonable estimate could be determined. Given the complexity of the TCJA, the proximity of the enactment date to the Company’s year end, anticipated guidance from the U.S. Treasury, and the potential for additional guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board, the amounts recorded in the December 31, 2017 consolidated financial statements related to the TCJA are provisional in nature and may be adjusted during 2018. Recent Securities and Exchange Commission (“SEC”) guidance provides for a measurement period for up to one year from the enactment date of the TCJA for which adjustments to provisional amounts may be recorded as a component of tax expense or benefit in the period the adjustment is determined.

The Company recorded a provisional tax expense for its toll charge based on a reasonable estimate of the tax due on the mandatory deemed repatriation of untaxed post-1986 Earnings and Profits (“E&P”) of certain non-U.S. subsidiaries. Calculating this liability involved the consideration of multiple impacting factors. Those factors include estimating the December 31, 2017 ending E&P balances of certain of the Company’s non-U.S. subsidiaries, determining which portion of that E&P was held in cash and non-cash equivalents or other assets at different prescribed measurement dates, reviewing and confirming non- U.S. taxes that would have been previously paid on those earnings, estimating other U.S. income inclusions to be considered in the E&P balances and assessing the potential impact of currently recorded uncertain tax positions. The estimated nature of these factors and their potentially significant impact on the toll charge led to the liability being recorded as a provisional amount. The final toll charge liability amount cannot be determined until the 2018 financial results of certain non-U.S. subsidiaries are finalized, the review of historical E&P and related tax data is complete and all current and future guidance from the IRS, U.S. Treasury, SEC or FASB is issued and evaluated.

The Company recorded a provisional deferred tax benefit related to the net reversal of prior amounts accrued for taxes on unremitted earnings of certain non-U.S. subsidiaries. The Company had a previously recorded deferred tax liability balance for non-U.S. earnings that were not permanently reinvested. As a result of the TCJA and specifically the accrual of mandatory tax on the deemed repatriation of the same non-U.S. earnings (toll charge), the previously recorded deferred tax liability was no longer necessary and was reversed in the fourth quarter of 2017. Additionally, a deferred tax liability was recorded for the estimated taxes that would become due on the repatriation of those earnings. The calculation of this deferred tax liability is dependent on the finalization of the December 31, 2017 ending E&P balances of certain subsidiaries.

The Company recorded a provisional deferred tax benefit related to the change in Federal Corporate income tax rate applicable to our deferred tax liabilities.  We remeasured the net deferred tax liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the TCJA and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The Company also recognizes that some of these balances are based on reasonable estimates and assumptions and could be adjusted as a result of refining our estimates upon the filing of the 2017 U.S. Federal income tax return.

Due to the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the TCJA and the application of ASC 740 and are considering if deferred tax amounts should be recorded for this provision. Our accounting policies depend, in part, on analyzing our global income to determine whether we expect material tax liabilities resulting from the application of this provision, and, if so, whether and when to record related current and deferred income taxes and whether such amounts can be reasonably estimated. Anticipated further guidance from the IRS will also clarify the manner in which the GILTI tax is computed. For these reasons, we have not recorded a deferred tax expense or benefit relating to potential GILTI tax in our 2017 consolidated financial statements and have not made a policy election regarding whether to record deferred taxes on GILTI or account for the GILTI entirely as a period cost.

For the years ended December 31, 2017, 2016 and 2015, foreign losses before taxes were $9,247.4 million, $1,502.8 million and $4,291.7 million, respectively.

The Company’s (benefit)/provision for income taxes consisted of the following ($ in millions):

	Years Ended December 31,
	2017	2016	2015
Current (benefit) / provision:
U.S. federal	$763.1	$(17.5)	$14.4
U.S. state	(54.8)	-	9.7
Non-U.S.	410.0	166.2	225.6
Total current (benefit) / provision	1,118.3	148.7	249.7
Deferred (benefit) / provision:
U.S. federal	(6,911.9)	(1,218.5)	(1,370.2)
U.S. state	(252.3)	(132.1)	(58.7)
Non-U.S.	(624.5)	(695.1)	(426.7)
Total deferred (benefit) / provision	(7,788.7)	(2,045.7)	(1,855.6)
Total (benefit) / provision for income taxes	$(6,670.4)	$(1,897.0)	$(1,605.9)

The reconciliations for the years ended December 31, 2017, 2016 and 2015 between the statutory Irish income tax rate for Allergan plc and the effective income tax rates were as follows:

	Allergan plc
	Years Ended December 31,
	2017	2016	2015
Statutory rate	(12.5)%	(12.5)%	(12.5)%
Earnings subject to U.S. taxes (1) (2)	(17.8)%	(37.5)%	(18.6)%
Earnings subject to rates different than the statutory rate (1)(2)	2.5%	(18.3)%	(2.2)%
Impact of tax reform (3)	(27.2)%	0.0%	0.0%
Tax reserves and audit outcomes	0.4%	(0.7)%	0.3%
Non-deductible expenses	0.2%	3.1%	1.3%
Impact of acquisitions and reorganizations (4)	(9.3)%	3.1%	4.0%
Tax credits and U.S. manufacturing deduction	(1.5)%	(3.1)%	(0.5)%
Rate changes (5)	(1.2)%	(7.4)%	0.0%
Valuation allowances (6)	2.2%	6.5%	(6.5)%
Other	0.0%	(0.2)%	(0.6)%
Effective income tax rate	(64.2)%	(67.0)%	(35.3)%

(1)	The benefit to the 2017 effective tax rate was lower as compared to 2016 due to proportionately fewer losses in jurisdictions with tax rates higher than the Irish statutory rate.
(2)

In 2017, the Company recorded amortization expense of $7.20 billion and impairment charges of $8.65 billion, including Teva Share Activity. A significant portion of these amounts were incurred in jurisdictions with tax rates higher than the Irish statutory rate resulting in a net $1,262.2 million favorable impact on the 2017 effective tax rate.

(3)

As part of the enactment of the TCJA, the Company recorded a provisional net deferred tax benefit of $2.8 billion related to the change in tax rates applicable to our deferred tax liabilities, the net reversal of amounts previously accrued for taxes on unremitted earnings of certain non-U.S. subsidiaries and the tax on the deemed repatriation of the Deferred Foreign Earnings of certain non-U.S. subsidiaries (toll charge). These provisional amounts will be finalized in 2018 or upon the finalization of the 2018 financial results.

(4)

In 2017, the Company recorded a tax benefit of $895.3 million for deferred taxes related to basis differences in investments expected to reverse at tax rates different than were initially recorded. This resulted in a more favorable impact on the effective tax rate as compared to 2016.

(5)	As a result of changes in tax rates applied to the Company’s deferred tax liabilities in France and U.S. states, the Company recorded a benefit of $128.1 million.

(6)

In 2017, the Company recorded a valuation allowance of $230.1 million related to capital losses and foreign tax credit carryforwards not expected to be realized. The amount was mostly offset by benefits recorded in 2017 for these capital losses and foreign tax credits.

The reconciliations for the years ended December 31, 2017, 2016 and 2015 between the statutory Bermuda income tax rate for Warner Chilcott Limited and the effective income tax rates were as follows:

	Warner Chilcott Limited (1)
	Years Ended December 31,
	2017	2016	2015
Statutory rate	0.0%	0.0%	0.0%
Earnings subject to U.S. taxes	(27.9)%	(58.4)%	(29.5)%
Earnings subject to rates different than the statutory rate	(0.4)%	(11.9)%	(5.0)%
Impact of tax reform	(27.7)%	0.0%	0.0%
Tax reserves and audit outcomes	0.5%	(0.7)%	0.3%
Non-deductible expenses	0.2%	3.2%	1.3%
Impact of acquisitions and reorganizations	(9.5)%	3.2%	4.1%
Tax credits and U.S. manufacturing deduction	(1.5)%	(3.2)%	(0.5)%
Rate changes	(1.3)%	(7.6)%	0.0%
Valuation allowances	2.3%	6.7%	(6.7)%
Other	(0.2)%	(0.1)%	(0.4)%
Effective income tax rate	(65.5)%	(68.8)%	(36.4)%

(1)	The rate reconciliation for Bermuda is largely consistent with the Irish effective tax rate reconciliations presented above.

Deferred tax assets and liabilities are measured based on the difference between the financial statement and tax basis of assets and liabilities at the applicable tax rates. The significant components of the Company’s net deferred tax assets and liabilities consisted of the following (in millions):

	Years Ended December 31,
	2017	2016
Benefits from net operating and capital losses and tax credit carryforwards	$1,005.3	$702.0
Differences in financial statement and tax accounting for:
Inventories, receivables and accruals	263.5	433.6
Basis differences in investments	1,088.7	-
Share-based and other compensation	315.4	530.1
Other	20.4	64.0
Total deferred tax asset, gross	$2,693.3	$1,729.7
Less: Valuation allowance	(403.8)	(183.9)
Total deferred tax asset, net	$2,289.5	$1,545.8
Differences in financial statement and tax accounting for:
Property, equipment and intangible assets	(7,519.1)	(12,419.6)
Outside basis differences	(731.4)	(1,793.7)
Other	(72.3)	(68.3)
Total deferred tax liabilities	$(8,322.8)	$(14,281.6)
Total deferred taxes	$(6,033.3)	$(12,735.8)

During the years ended December 31, 2017 and 2016, respectively, the Company recorded deferred tax liabilities of approximately $799.4 million and $604.9 million related to acquired entities.

During the year ended December 31, 2017, the Company’s net deferred tax liability decreased by $6,702.5 million. This was predominately the result of intangible amortization and impairments and the provisional impact of the TCJA.

The Company had the following carryforward tax attributes at December 31, 2017:

•	$824.4 million of U.S. federal net operating losses (“NOL”) and other tax attributes which begin to expire in 2019;
•	$368.3 million of U.S. tax credits which begin to expire in 2018;
•	$3,205.0 million of U.S. state NOLs which begin to expire in 2018;
•	$27.4 million non-U.S. NOLs which begin to expire in 2018 and $1,910.4 million non-U.S. NOLs which are not subject to expiration.

Net operating loss and tax credit carryforwards of $824.4 million and $253.4 million, respectively, are subject to an annual limitation under Internal Revenue Code Section 382. The U.S. state NOLs increased by $2,146.0 million due to the expected utilization of previously unrecognized state loss carryforwards as a result of the TCJA. This was fully offset by a corresponding increase in the deferred tax liabilities for unremitted earnings.

During the year ended December 31, 2017, the Company established a valuation allowance of $230.1 million related to U.S. foreign tax credit carryforwards and capital losses. As of December 31, 2017, a valuation allowance balance of $403.8 million is recorded due to the uncertainty of realizing tax credits ($223.3 million), net operating losses ($118.7 million), capital loss carryforwards ($58.2 million) and other deferred tax assets ($3.6 million).

At December 31, 2017, Allergan plc (the Irish parent) is permanently reinvested in $9,358.1 million of earnings of its non-Irish subsidiaries and therefore has not provided deferred income taxes on these undistributed earnings.  These amounts are intended to be indefinitely reinvested in non-Irish operations and would not be subject to significant taxes if amounts were distributed to Allergan plc.

The Company has previously recorded deferred tax liabilities for specific pre-acquisition earnings of certain subsidiaries owned by entities incorporated in the U.S.  As a result of the TCJA, these previously recorded deferred tax liabilities were no longer necessary and were reversed in the fourth quarter of 2017. Provisionally, the Company has recorded deferred tax liabilities of $345.5 million related to earnings of subsidiaries owned by entities incorporated in the U.S.  This deferred tax liability represents the provisional estimated tax cost of a full repatriation of these earnings.  The U.S. subsidiaries of Allergan plc are no longer permanently reinvested in the earnings of their non-U.S. subsidiaries as the provisions of the TCJA will allow these earnings to be remitted to the U.S. without any significant incremental tax cost.  The calculation of the deferred tax liability is dependent on the finalization of the E&P balances of certain subsidiaries.

Accounting for Uncertainty in Income Taxes

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Years Ended December 31,
	2017	2016	2015
Balance at the beginning of the year	$811.2	$781.7	$712.2
Increases for current year tax positions	10.1	100.7	41.2
Increases for prior year tax positions	69.2	40.5	19.7
Increases due to acquisitions	19.8	0.0	115.5
Decreases for prior year tax positions	(38.7)	(77.9)	(41.4)
Settlements	(21.7)	(30.8)	(60.6)
Lapse of applicable statute of limitations	(2.9)	(2.9)	(3.2)
Foreign exchange	3.3	(0.1)	(1.7)
Balance at the end of the year	$850.3	$811.2	$781.7

If these benefits were subsequently recognized, $754.0 million would favorably impact the Company’s effective tax rate.

The Company's continuing policy is to recognize interest and penalties related to uncertain tax positions in tax expense. During the years ended December 31, 2017, 2016 and 2015, the company recognized approximately $45.8 million, $2.0 million and $(0.5) million in interest and penalties, respectively. At December 31, 2017, 2016 and 2015, the Company had accrued $113.7 million (net of tax benefit of $25.9 million), $65.3 million (net of tax benefit of $35.4 million) and $63.3 million (net of tax benefit of $34.2 million) of interest and penalties related to uncertain tax positions, respectively. Although the company cannot determine the impact with certainty based on specific factors, it is reasonably possible that the unrecognized tax benefits may change by up to approximately $150.0 million within the next twelve months due to the resolution of certain tax examinations.

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

The Company has several concurrent audits open and pending with the Internal Revenue Service (“IRS”) as set forth below:

IRS Audits	Taxable Years
Allergan W.C. Holding Inc. f/k/a Actavis W.C. Holding Inc.	2013 and 2014
Warner Chilcott Corporation	2010, 2011, 2012 and 2013
Forest Laboratories, Inc.	2010, 2011, 2012, 2013 and 2014
Allergan, Inc.	2009, 2010, 2011, 2012, 2013, 2014 and 3/7/2015
LifeCell Corporation	2014

NOTE 19 — Shareholders’ Equity

Share Repurchase Program

On September 25, 2017, the Company’s Board of Directors approved a $2.0 billion share repurchase program.  As of December 31, 2017, the Company has repurchased $450.0 million, or 2.6 million shares under the program.

During the year ended December 31, 2016, the Company’s Board of Directors approved a $5.0 billion share repurchase program which was completed in October 2016.  Additionally, the Company’s Board of Directors approved a $10.0 billion accelerated share repurchase (“ASR”) program, which was initiated in November 2016.  In the year ended December 31, 2017, the Company completed the ASR.  As a result of the ASR, the Company repurchased 4.2 million and 61.6 million ordinary shares in the years ended December 31, 2017 and 2016, respectively.

Quarterly Dividend

During the year ended December 31, 2017 the Company paid a quarterly cash dividend of $0.70 per share for holders of the Company’s ordinary shares in March, June, September and December of 2017.  The total amount paid in the year ended December 31, 2017 was $939.8 million.  The Company also announced that its Board of Directors has approved an increase to its quarterly cash dividend for 2018 to $0.72 per ordinary share.

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

In the year ended December 31, 2017, 2016 and 2015, the Company paid $278.4 million, $278.4 million and $208.1 million of dividends on preferred shares, respectively.  Each preferred share will automatically convert to ordinary shares on March 1, 2018.

2015 Ordinary Shares Offering

On March 2, 2015, in connection with the Allergan Acquisition, the Company issued 14,513,889 of its ordinary shares for an actual public offering price of $288.00 per share. The net proceeds of $4,071.1 million were used, in part, to finance the Allergan Acquisition.

Accumulated Other Comprehensive Income / (Loss)

For most of the Company’s international operations, the local currency has been determined to be the functional currency. The results of its non-U.S. dollar based operations are translated to U.S. dollars at the average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing rate of exchange at the date of the equity transaction. Translation adjustments are reflected in shareholders’ equity and are included as a component of other comprehensive income / (loss). The effects of converting non-functional currency assets and liabilities into the functional currency are recorded as transaction gains / (losses) in general and administrative expenses in the consolidated statements of operations.

Unrealized gain / (losses) net of tax primarily represent experience differentials and other actuarial charges related to the Company’s defined benefit plans as well as the mark-to-market impact of our holdings in Teva securities. The movements in accumulated other comprehensive income / (loss) for the years ended December, 2017 and 2016 were as follows ($ in millions):

	Foreign Currency Translation Items	Unrealized gain / (loss) net of tax	Total Accumulated Other Comprehensive Income / (Loss)
Balance as of December 31, 2015	$(564.3)	$70.2	$(494.1)
Other comprehensive gain / (loss) before reclassifications into general and administrative	(441.6)	(48.1)	(489.7)
Impact of Teva Transaction	1,540.6	4.2	1,544.8
Investment in Teva ordinary shares fair value movement	-	(1,599.4)	(1,599.4)
Total other comprehensive income / (loss)	1,099.0	(1,643.3)	(544.3)
Balance as of December 31, 2016	$534.7	$(1,573.1)	$(1,038.4)
Other comprehensive gain / (loss) before reclassifications into general and administrative	1,248.0	111.7	1,359.7
Net impact of other-than-temporary loss on investment in Teva securities	-	1,599.4	1,599.4
Total other comprehensive income / (loss)	1,248.0	1,711.1	2,959.1
Balance as of December 31, 2017	$1,782.7	$138.0	$1,920.7

As of December 31, 2017, amounts included $75.0 million related to the Company’s pension and other post retirement plans, which was included in unrealized gain / (loss) net of tax.  The remaining $63.0 million will be subject to the implementation of ASU No. 2016-01 and reclassified into Retained Earnings as a result of the implementation.

NOTE 20 — Segments

The Company’s businesses are organized into the following segments: US Specialized Therapeutics, US General Medicine and International. In addition, certain revenues and shared costs, and the results of corporate initiatives, are managed outside of the three segments.

The operating segments are organized as follows:

•

The US Specialized Therapeutics segment includes sales and expenses relating to branded products within the U.S., including Medical Aesthetics, Medical Dermatology, Eye Care and Neuroscience and Urology therapeutic products.

•

The US General Medicine segment includes sales and expenses relating to branded products within the U.S. that do not fall into the US Specialized Therapeutics business units, including Central Nervous System, Gastrointestinal, Women’s Health, Anti-Infectives and Diversified Brands.

•	The International segment includes sales and expenses relating to products sold outside the U.S.

The Company evaluates segment performance based on segment contribution. Segment contribution for our segments represents net revenues less cost of sales (defined below), selling and marketing expenses, and select general and administrative expenses. Included in segment revenues for 2015 and 2016 are product sales that were sold through the Anda Distribution business once the Anda Distribution business had sold the product to a third-party customer. These sales are included in segment results and are reclassified into revenues from discontinued operations through a reduction of Corporate revenues which eliminates the sales made by the Anda Distribution business through October 3, 2016 from results of continuing operations.  Cost of sales for these products in discontinued operations is equal to our average third party cost of sales for third party branded products distributed by Anda Distribution. The Company does not evaluate the following items at the segment level:

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
•

Other select revenues and operating expenses including R&D expenses, amortization, In-process Reseach and Development (“IPR&D”) impairments and asset sales and impairments, net as not all such information has been accounted for at the segment level, or such information has not been used by all segments.

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

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the years ended December 31, 2017, 2016 and 2015 ($ in millions):

	Year Ended December 31, 2017
	US Specialized	US General
	Therapeutics	Medicine	International	Total

Net revenues	$6,803.6	$5,796.2	$3,319.5	$15,919.3

Operating expenses:
Cost of sales(1)	495.4	843.9	478.7	1,818.0
Selling and marketing	1,369.5	1,084.1	913.8	3,367.4
General and administrative	208.2	177.3	120.6	506.1
Segment contribution	$4,730.5	$3,690.9	$1,806.4	$10,227.8
Contribution margin	69.5%	63.7%	54.4%	64.2%
Corporate				1,471.8
Research and development				2,100.1
Amortization				7,197.1
In-process research and development impairments				1,452.3
Asset sales and impairments, net				3,927.7
Operating (loss)				$(5,921.2)
Operating margin				(37.2)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.

	Year Ended December 31, 2016
	US Specialized	US General
	Therapeutics	Medicine	International	Total

Net revenues	$5,811.7	$5,923.9	$2,881.3	$14,616.9

Operating expenses:
Cost of sales(1)	290.9	879.8	418.2	1,588.9
Selling and marketing	1,137.0	1,185.7	788.2	3,110.9
General and administrative	174.2	174.9	117.2	466.3
Segment contribution	$4,209.6	$3,683.5	$1,557.7	$9,450.8
Contribution margin	72.4%	62.2%	54.1%	64.7%
Corporate				1,481.3
Research and development				2,575.7
Amortization				6,470.4
In-process research and development impairments				743.9
Asset sales and impairments, net				5.0
Operating (loss)				$(1,825.5)
Operating margin				(12.5)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.

	Year Ended December 31, 2015
	US Specialized	US General
	Therapeutics	Medicine	International	Total

Net revenues	$4,309.8	$6,338.4	$2,187.3	$12,835.5

Operating expenses:
Cost of sales(1)	235.8	909.5	350.9	1,496.2
Selling and marketing	772.8	1,194.7	569.2	2,536.7
General and administrative	68.3	105.3	107.6	281.2
Segment contribution	$3,232.9	$4,128.9	$1,159.6	$8,521.4
Contribution margin	75.0%	65.1%	53.0%	66.4%
Corporate				3,066.6
Research and development				2,358.5
Amortization				5,443.7
In-process research and development impairments				511.6
Asset sales and impairments, net				272.0
Operating (loss)				$(3,131.0)
Operating margin				(24.4)%

(1)	Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.

The following is a reconciliation of net revenues for the operating segments to the Company’s net revenues for the years ended December 31, 2017, 2016 and 2015 ($ in millions):

	Years Ended December 31,
	2017	2016	2015
Segment net revenues	$15,919.3	$14,616.9	$12,835.5
Corporate revenues	21.4	(46.3)	(147.4)
Net revenues	$15,940.7	$14,570.6	$12,688.1

No country outside of the United States represents ten percent or more of net revenues. The US Specialized Therapeutics and US General Medicine segments are comprised solely of sales within the United States.

The following tables present global net revenues for the top products of the Company for the years ended December 31, 2017, 2016 and 2015 ($ in millions):

	Year Ended December 31, 2017
	US Specialized Therapeutics	US General Medicine	International	Corporate	Total
Botox®	$2,254.4	$-	$914.5	$-	$3,168.9
Restasis®	1,412.3	-	61.3	-	1,473.6
Juvederm® Collection **	501.1	-	540.7	-	1,041.8
Linzess®/Constella®	-	701.1	21.9	-	723.0
Lumigan®/Ganfort®	317.5	-	371.5	-	689.0
Bystolic® / Byvalson®	-	612.2	2.2	-	614.4
Alphagan®/Combigan®	377.3	-	175.1	-	552.4
Eye Drops	199.5	-	281.0	-	480.5
Lo Loestrin®	-	459.3	-	-	459.3
Namenda XR®	-	452.8	-	-	452.8
Breast Implants	242.6	-	156.9	-	399.5
Estrace® Cream	-	366.6	-	-	366.6
Viibryd®/Fetzima®	-	333.2	3.1	-	336.3
Alloderm ®	321.2	-	7.5	-	328.7
Ozurdex ®	98.4	-	213.4	-	311.8
Vraylar™	-	287.8	-	-	287.8
Asacol®/Delzicol®	-	195.5	50.2	-	245.7
Carafate ® / Sulcrate ®	-	235.8	2.9	-	238.7
Zenpep®	-	212.3	-	-	212.3
Coolsculpting ® Consumables	150.1	-	41.6	-	191.7
Canasa®/Salofalk®	-	162.7	18.3	-	181.0
Armour Thyroid	-	169.1	-	-	169.1
Aczone®	166.3	-	0.5	-	166.8
Viberzi®	-	156.6	0.5	-	157.1
Saphris®	-	155.2	-	-	155.2
Coolsculpting ® Systems & Add On Applicators	106.6	-	32.1	-	138.7
Namzaric®	-	130.8	-	-	130.8
Teflaro®	-	121.9	-	-	121.9
Rapaflo®	108.1	-	7.3	-	115.4
SkinMedica®	96.8	-	3.7	-	100.5
Savella®	-	98.2	-	-	98.2
Tazorac®	65.4	-	0.7	-	66.1
Latisse®	56.4	-	8.3	-	64.7
Minastrin® 24	-	61.4	-	-	61.4
Avycaz®	-	61.2	-	-	61.2
Kybella® / Belkyra®	49.5	-	6.8	-	56.3
Dalvance®	-	53.9	2.4	-	56.3
Lexapro®	-	51.8	-	-	51.8
Liletta®	-	37.6	-	-	37.6
Enablex®	-	3.6	-	-	3.6
Namenda® IR	-	0.1	-	-	0.1
Other	280.1	675.5	395.1	21.4	1,372.1
Total net revenues	$6,803.6	$5,796.2	$3,319.5	$21.4	$15,940.7
** Sales of fillers including Juvederm, Voluma and other fillers are referred to herein as the "Juvederm® Collection".

	Year Ended December 31, 2016
	US Specialized Therapeutics	US General Medicine	International	Corporate	Total
Botox®	$1,983.2	$-	$803.0	$-	$2,786.2
Restasis®	1,419.5	-	68.0	-	1,487.5
Juvederm® Collection **	446.9	-	420.4	-	867.3
Lumigan®/Ganfort®	326.4	-	361.7	-	688.1
Linzess®/Constella®	-	625.6	17.3	-	642.9
Bystolic® / Byvalson®	-	638.8	1.7	-	640.5
Namenda XR®	-	627.6	-	-	627.6
Alphagan®/Combigan®	376.6	-	169.3	-	545.9
Asacol®/Delzicol®	-	360.8	53.7	-	414.5
Lo Loestrin®	-	403.5	-	-	403.5
Estrace® Cream	-	379.4	-	-	379.4
Eye Drops	186.5	-	276.2	-	462.7
Breast Implants	206.0	-	149.9	-	355.9
Viibryd®/Fetzima®	-	342.3	-	-	342.3
Minastrin® 24	-	325.9	1.4	-	327.3
Ozurdex ®	84.4	-	179.0	-	263.4
Carafate ® / Sulcrate ®	-	229.0	2.4	-	231.4
Aczone®	217.3	-	-	-	217.3
Zenpep®	-	200.7	-	-	200.7
Canasa®/Salofalk®	-	178.7	17.7	-	196.4
Saphris®	-	166.8	-	-	166.8
Armour Thyroid	-	166.5	-	-	166.5
Teflaro®	-	133.6	-	-	133.6
Rapaflo®	116.6	-	5.8	-	122.4
SkinMedica®	108.3	-	-	-	108.3
Savella®	-	103.2	-	-	103.2
Tazorac®	95.5	-	0.8	-	96.3
Vraylar™	-	94.3	-	-	94.3
Viberzi®	-	93.3	-	-	93.3
Latisse®	77.9	-	8.5	-	86.4
Lexapro®	-	66.6	-	-	66.6
Namzaric®	-	57.5	-	-	57.5
Kybella® / Belkyra®	50.2	-	2.3	-	52.5
Dalvance®	-	39.3	-	-	39.3
Avycaz®	-	36.1	-	-	36.1
Liletta®	-	23.3	-	-	23.3
Enablex®	-	17.1	-	-	17.1
Namenda® IR	-	15.1	-	-	15.1
Other	116.4	598.9	342.2	33.7	1,091.2
Less product sold through our former Anda Distribution business	n.a.	n.a.	n.a.	(80.0)	(80.0)
Total net revenues	$5,811.7	$5,923.9	$2,881.3	$(46.3)	$14,570.6
** Sales of fillers including Juvederm, Voluma and other fillers are referred to herein as the "Juvederm® Collection".

	Year Ended December 31, 2015
	US Specialized Therapeutics	US General Medicine	International	Corporate	Total
Botox®	$1,386.4	$-	$584.4	$-	$1,970.8
Restasis®	999.6	-	48.2	-	1,047.8
Juvederm® Collection **	304.4	-	269.5	-	573.9
Lumigan®/Ganfort®	260.7	-	283.4	-	544.1
Linzess®/Constella®	-	454.8	4.5	-	459.3
Bystolic® / Byvalson®	-	644.8	1.3	-	646.1
Namenda XR®	-	759.3	-	-	759.3
Alphagan®/Combigan®	285.0	-	126.1	-	411.1
Asacol®/Delzicol®	-	552.9	65.5	-	618.4
Lo Loestrin®	-	346.5	3.1	-	349.6
Estrace® Cream	-	326.2	-	-	326.2
Eye Drops	177.0	-	220.6	-	397.6
Breast Implants	175.0	-	125.5	-	300.5
Viibryd®/Fetzima®	-	327.6	-	-	327.6
Minastrin® 24	-	272.4	0.6	-	273.0
Ozurdex ®	56.1	-	112.3	-	168.4
Carafate ® / Sulcrate ®	-	213.1	-	-	213.1
Aczone®	170.8	-	-	-	170.8
Zenpep®	-	167.4	-	-	167.4
Canasa®/Salofalk®	-	137.1	18.5	-	155.6
Saphris®	-	186.7	-	-	186.7
Armour Thyroid	-	130.8	-	-	130.8
Teflaro®	-	137.6	-	-	137.6
Rapaflo®	115.2	-	10.9	-	126.1
SkinMedica®	76.6	-	-	-	76.6
Savella®	-	106.4	-	-	106.4
Tazorac®	92.3	-	1.4	-	93.7
Vraylar™	-	-	-	-	-
Viberzi®	-	12.3	-	-	12.3
Latisse®	63.2	-	10.0	-	73.2
Lexapro®	-	71.6	-	-	71.6
Namzaric®	-	11.2	-	-	11.2
Kybella® / Belkyra®	3.2	-	-	-	3.2
Dalvance®	-	16.8	-	-	16.8
Avycaz®	-	22.6	-	-	22.6
Liletta®	-	14.8	-	-	14.8
Enablex®	-	69.2	-	-	69.2
Namenda® IR	-	556.3	-	-	556.3
Other	144.3	800.0	301.5	10.0	1,255.8
Less product sold through our former Anda Distribution business	n.a.	n.a.	n.a.	(157.4)	(157.4)
Total net revenues	$4,309.8	$6,338.4	$2,187.3	$(147.4)	$12,688.1
** Sales of fillers including Juvederm, Voluma and other fillers are referred to herein as the "Juvederm® Collection".

Unless included above, no product represents ten percent or more of total net revenues.

NOTE 21 — Business Restructuring Charges

Restructuring activities for the year ended December 31, 2017 are as follows ($ in millions):

	Severance and Retention	Share-Based Compensation	Other	Total
Reserve balance at December 31, 2016	$68.5	$-	$39.7	$108.2
Charged to expense
Cost of sales	50.4	-	-	50.4
Research and development	37.1	-	-	37.1
Selling and marketing	92.5	-	-	92.5
General and administrative	37.5	38.8	16.3	92.6
Total expense	217.5	38.8	16.3	272.6
Cash payments	(110.4)	(31.5)	(36.1)	(178.0)
Other reserve impact	(9.6)	(7.3)	-	(16.9)
Reserve balance at December 31, 2017	$166.0	$-	$19.9	$185.9

In December 2017, the Company approved a new restructuring program intended to optimize and restructure its operations, while reducing costs and global headcount in anticipation of loss of exclusivity of several key revenue-generating products in 2018.  As a result of this program, the Company intends to eliminate over 1,000 currently filled positions, impacting employees in commercial and other functions. Commercial reductions will primarily focus on products and categories subject to loss of exclusivity. In addition, the Company eliminated approximately 400 open positions.  In the year ended December 31, 2017, the Company recorded severance and other employee related charges of $91.3 million, which includes $4.0 million of share based compensation related to this program.  The Company expects that the majority of the severance costs will be paid during the 2018 fiscal year. During the year ended December 31, the Company also recorded $14.6 million of other charges relating to the program and impairments of $17.7 million primarily related to fixed assets and facilities which the Company intends to exit during the 2018 fiscal year.

During the year ended December 31, 2017, the Company also initiated other restructuring programs which impacted the commercial, research and development, and global operations organizations.  As a result of the commercial organization restructuring program, the Company recorded severance and other employee related charges of $16.9 million and eliminated approximately 200 filled positions and approximately 150 open positions.  This initiative reduced costs in the commercial organization and primarily impacted the General Medicine sales force.  As a result of the research and development restructuring program, the Company recorded severance and other employee related charges of $12.4 million and eliminated approximately 100 filled positions.  This initiative intended to reduce costs as a result of prioritizing the Company’s pipeline.  The majority of these severance costs were paid during the year ended December 31, 2017 and the Company does not anticipate any additional costs under these programs.  As a result of the global operations restructuring program, the Company will close a manufacturing facility in December 2018 and reduce the Company’s headcount by approximately 250 employees.  This program resulted in the Company recording $41.5 million of severance employee related charges and $4.2 million of accelerated depreciation.  The majority of the severance costs will be paid during the year ended December 31, 2019.  The Company also recorded other restructuring charges $91.7 million related to various other initiatives and the integration of acquired businesses during the year ended December 31, 2017.

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
Charged to expense
Cost of sales	3.9	0.5	4.9	9.3
Research and development	11.1	1.0	0.7	12.8
Selling and marketing	19.8	9.7	1.7	31.2
General and administrative	27.9	9.8	15.1	52.8
Total expense	62.7	21.0	22.4	106.1
Cash payments	(81.9)	-	(33.3)	(115.2)
Other reserve impact	(7.1)	(21.0)	2.0	(26.1)
Reserve balance at December 31, 2016	$68.5	$-	$39.7	$108.2

During the years ended December 31, 2017, 2016 and 2015, the Company recognized restructuring charges related to continuing operations of $272.6 million, $106.1 million and $817.6 million, respectively.

NOTE 22 — Derivative Instruments and Hedging Activities

The Company’s revenue, earnings, cash flows and fair value of its assets and liabilities can be impacted by fluctuations in foreign exchange risks and interest rates, as applicable. The Company manages the impact of foreign exchange risk and interest rate movements through operational means and through the use of various financial instruments, including derivative instruments such as foreign currency derivatives.  As of December 31, 2017 and December 31, 2016, there were no material outstanding foreign currency instruments.

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

The Company is exposed to foreign exchange risk in its international operations from foreign currency purchases, net investments in foreign subsidiaries, and foreign currency assets and liabilities created in the normal course of business, including the Euro Denominated Notes. In the year ended December 31, 2017, we used effective net investment hedges to partially offset the effects of foreign currency on our investments in certain of our foreign subsidiaries. The total notional amount of our instruments designated as net investment hedges was $3.6 billion as of December 31, 2017.  During the year ended December 31, 2017, the impact of the net investment hedges on other comprehensive income was a loss of $208.2 million.

Forward Sale of Teva Shares

On November 10, 2017, the Company entered into forward sale transactions for the purpose of selling approximately 25.0 million Teva shares into the market over time, which settled on January 12, 2018 for $413.3 million.  The value of the shares were based on the volume-weighted average price of Teva shares plus a premium.  The movement in these shares were marked to market for a loss of $62.9 million in the year ended December 31, 2017.

On February 13, 2018, the Company entered into additional forward sale transactions under which we sold approximately 25.0 million Teva shares.  The value of the shares will be based on the volume weighted average price of Teva shares plus a premium and is expected to settle during the second quarter of 2018. As a result of the transaction, the Company received 80% of the proceeds, or approximately $372.0 million, with the remainder of the proceeds being delivered upon settlement.

NOTE 23 — Fair Value Measurement

Assets and liabilities measured at fair value using Fair Value Leveling or disclosed at fair value on a recurring basis as of December 31, 2017 and 2016 consisted of the following ($ in millions):

	Fair Value Measurements as of December 31, 2017 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents*	$1,328.1	$1,328.1	$-	$-
Short-term investments	2,814.4	-	2,814.4	-
Deferred executive compensation investments	112.4	92.9	19.5	-
Foreign currency derivatives	-	-	-	-
Investment in Teva ordinary shares	1,817.7	1,817.7	-	-
Investments and other	72.3	72.3	-	-
Total assets	$6,144.9	$3,311.0	$2,833.9	$-
Liabilities:
Deferred executive compensation liabilities	113.8	94.3	19.5	-
Contingent consideration obligations	476.9	-	-	476.9
Total liabilities	$590.7	$94.3	$19.5	$476.9

*	Marketable securities with less than 90 days remaining until maturity are classified as cash equivalents.

	Fair Value Measurements as of December 31, 2016 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents*	$1,238.9	$1,238.9	$-	$-
Short-term investments	8,062.3	-	8,062.3	-
Deferred executive compensation investments	111.7	90.5	21.2	-
Foreign currency derivatives	0.1	-	0.1	-
Investment in Teva ordinary shares	3,439.2	-	3,439.2	-
Investments and other	95.0	95.0	-	-
Total assets	$12,947.2	$1,424.4	$11,522.8	$-
Liabilities:
Deferred executive compensation liabilities	111.7	90.5	21.2	-
Contingent consideration obligations	1,172.1	-	-	1,172.1
Total liabilities	$1,283.8	$90.5	$21.2	$1,172.1

*	Marketable securities with less than 90 days remaining until maturity are classified as cash equivalents.

Marketable securities and investments consist of available-for-sale investments in U.S. treasury and agency securities and publicly traded equity securities for which market prices are readily available. Unrealized gains or losses on marketable securities and investments are recorded in accumulated other comprehensive (loss) / income as of December 31, 2017.  Realized gains or losses on marketable securities and investments are recorded in interest income.  The Company’s marketable securities and other long-term investments are classified as available-for-sale and are recorded at fair value based on quoted market prices using the specific identification method. These investments are classified as either current or non-current, as appropriate, in the Company’s consolidated balance sheets.  The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and maturity management.

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

	Years Ended December 31,
Expense / (income)	2017	2016	2015
Cost of sales	$(183.2)	$(17.4)	$58.5
Research and development	50.0	(71.1)	37.7
General and administrative	-	24.3	(0.5)
Total	$(133.2)	$(64.2)	$95.7

During the year ended December 31, 2017, the Company had net contingent consideration income in cost of sales of $183.2 million due to declines in forecasted revenues for select products.  The Company had net contingent consideration expense in R&D of $50.0 million due to the advancement of the Company’s pipeline.

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

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2017 and 2016 ($ in millions):

	Balance as of December 31, 2016	Net transfers in to (out of) Level 3	Purchases, settlements, and other net	Net accretion and fair value adjustments	Balance as of December 31, 2017
Liabilities:
Contingent consideration obligations	$1,172.1	$-	$(562.0)	$(133.2)	$476.9

	Balance at December 31, 2015	Net transfers in to (out of) Level 3	Purchases, settlements, and other net	Net accretion and fair value adjustments	Balance at December 31, 2016
Liabilities:
Contingent consideration obligations	$868.0	$-	$368.3	$(64.2)	$1,172.1

The Company determines the acquisition date fair value of contingent consideration obligations based on a probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving contingent obligations including contingent payments such as milestone obligations, royalty obligations and contract earn-out criteria, where applicable. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The resultant probability-weighted cash flows are discounted using an appropriate effective annual interest rate to reflect the internal rate of return and incremental commercial uncertainty, major risks and uncertainties associated with the successful completion of the events triggering the contingent obligation. At each reporting date, the Company revalues the contingent consideration obligation to estimated fair value and records changes in fair value as income or expense in our consolidated statement of operations. Changes in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various contingent consideration obligations. Accretion expense related to the increase in the net present value of the contingent liability is included in operating income for the period.

During the year ended December 31, 2017, the following activity in contingent consideration obligations by acquisition was incurred ($ in millions):

Business Acquisition	Balance as of December 31, 2016	Fair Value Adjustments and Accretion	Payments and Other	Balance as of December 31, 2017
Tobira Acquisition	$514.4	$14.6	$(301.2)	$227.8
Allergan Acquisition	199.6	(70.9)	(110.0)	18.7
Medicines 360 acquisition	127.5	(67.0)	(16.1)	44.4
AqueSys Acquisition	103.9	(50.4)	(25.0)	28.5
Oculeve Acquisition	99.5	90.6	(100.0)	90.1
ForSight Acquisition	65.4	(19.1)	-	46.3
Metrogel acquisition	15.0	-	(7.5)	7.5
Forest Acquisition	11.0	3.7	(2.0)	12.7
Uteron acquisition	8.2	(8.2)	-	-
Other	27.6	(26.5)	(0.2)	0.9
Total	$1,172.1	$(133.2)	$(562.0)	$476.9

NOTE 24 — Commitments & Contingencies

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued. As of December 31, 2017, the Company’s consolidated balance sheet includes accrued loss contingencies of approximately $55.0 million.

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

Antitrust Litigation

Asacol® Litigation. Two class action complaints were filed on June 22, 2015, and three more on September 21, 2015, in federal court in Massachusetts on behalf of a putative class of indirect purchasers. In each complaint plaintiffs allege that they paid higher prices for Warner Chilcott’s Asacol® HD and Delzicol® products as a result of Warner Chilcott’s alleged actions preventing or delaying generic competition in the market for Warner Chilcott’s older Asacol® product in violation of U.S. federal antitrust laws and/or state laws. Plaintiffs seek unspecified injunctive relief, treble damages and/or attorneys’ fees. Defendants moved to dismiss the indirect purchasers’ complaint. A hearing was held on the motion to dismiss on May 11, 2016.  On July 20, 2016, the court issued a decision granting the motion in part, dismissing the indirect purchaser plaintiffs’ claims based on purported reverse payments and dismissing several of indirect purchaser plaintiffs’ claims based on state laws. On August 15, 2016, the indirect purchaser plaintiffs filed a second amended complaint.  The Company filed an answer to the second amended complaint on October 4, 2016.  Complaints were also filed on behalf of a putative class of direct purchasers of Asacol® in federal court in New York on April 26, 2016, and on June 29, 2016, in each case making similar allegations to the complaints filed by the indirect purchaser plaintiffs.  Those matters have been consolidated with the indirect purchaser cases in the federal court in Massachusetts.   On October 11, 2016, the Company filed a motion to dismiss the direct purchasers’ consolidated complaint and oral argument on the motion was held on December 16, 2016.  On February 10, 2017, the court issued an order granting in part and denying in part the Company’s motion to dismiss. The Company has reached a tentative agreement with the direct purchaser plaintiffs to settle their claims.  The Company has filed a motion for summary judgment seeking dismissal of the indirect purchaser plaintiffs’ claims.  On November 9, 2017, the court issued a decision denying the Company’s summary judgment motion and granting plaintiff’s motion for class certification.  Trial was set to being on January 22, 2018.  However, on January 17, 2018, the Court of Appeals for the First Circuit issued an order granting the Company’s motion under Fed.R.Civ.P. 23(f) to appeal the district court’s decision to certify the proposed class.  The appellate court thereafter issued a decision staying the trial in the district court.  The appeal will be fully briefed by the end of March 2018.

Botox® Litigation. A class action complaint was filed in federal court in California on February 24, 2015, and amended May 29, 2015, alleging unlawful market allocation in violation of Section 1 of the Sherman Act, 15 U.S.C. §1, agreement in restraint of trade in violation of 15 U.S.C. §1 of the Sherman Act, unlawful maintenance of monopoly market power in violation of Section 2 of the Sherman Act, 15 U.S.C. §2 of the Sherman Act, violations of California’s Cartwright Act, Section 16700 et seq. of Calif. Bus. and Prof. Code, and violations of California’s unfair competition law, Section 17200 et seq. of Calif. Bus. and Prof. Code. In the complaint, plaintiffs seek an unspecified amount of treble damages.  On July 19, 2016, plaintiffs filed a motion for class certification.  On October 14, 2016, the Company filed an opposition to plaintiffs’ motion for class certification.  Oral argument on the class certification motion was heard on January 13, 2017.  On June 13, 2017, the court granted plaintiff’s motion for class certification.  In September 2017, the parties filed cross motions for summary judgement, which were heard by the court on October 27, 2017.  On November 30, 2017, the parties reached a tentative settlement.

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

Restasis® Competitor Litigation.  On October 2, 2017, Shire, which offers the dry-eye disease drug Xiidra®, sued Allergan in federal district court alleging that Allergan unlawfully harmed competition by foreclosing Xiidra® from sales to Medicare Part D plans (and the members of such plans) through the use of discounts (a) contingent on Restasis® receiving preferential formulary treatment; and/or (b) across a bundle of Allergan’s products, including Restasis®, Lumigan®, Combigan®, and Alphagan P®.  The complaint seeks injunctive relief under federal and New Jersey antitrust law and New Jersey common law.  On December 5, 2017, Allergan filed a motion to dismiss the complaint, which is currently being briefed.  A date for oral argument has not been set.

Restasis® Class Action Litigation.  Between November 7, 2017, and January 17, 2018, fourteen putative class actions were filed in federal district courts against Allergan alleging that the company unlawfully harmed competition by engaging in conduct to delay the market entry of generic versions of Restasis®.  Nine of the complaints were filed on behalf of putative classes of end-payors, and five were filed on behalf of putative classes of direct purchasers.  One direct purchaser subsequently voluntarily dismissed its suit.  The complaints challenge Allergan’s conduct in prosecuting and obtaining patents covering Restasis®, listing those patents in the FDA’s Orange Book, asserting those patents against potential generic competitors in patent-infringement litigation, filing citizens petitions with the FDA concerning generic companies’ drug applications for generic Restasis®, and transferring patents to the sovereign Native American Saint Regis Mohawk Tribe.  Both the end-payors and the direct purchasers allege that these actions violated federal antitrust laws, and the end-payors further allege violations of state antitrust and consumer-protection laws and unjust enrichment.  All plaintiffs seek damages, declaratory relief, and injunctive relief.  After a hearing on January 25, 2018, the Judicial Panel on Multidistrict Litigation (JPML) transferred all related Restasis® cases to the federal court for the Eastern District of New York.  After the JPML issued the transfer order, another plaintiff asserting the same allegations filed suit on behalf of a putative class of end-payors.  Allergan has not yet answered the complaints or filed motions to dismiss.

Zymar®/Zymaxid® Litigation. On February 16, 2012, Apotex Inc. and Apotex Corp. filed a complaint in the federal district court in Delaware against Senju Pharmaceuticals Co., Ltd. (“Senju”), Kyorin Pharmaceutical Co., Ltd. (“Kyorin”), and Allergan, Inc.  alleging monopolization in violation of Section 2 of the Sherman Act, conspiracy to monopolize, and unreasonable restraint of trade in the market for gatifloxacin ophthalmic formulations, which includes Allergan, Inc.’s ZYMAR® gatifloxacin ophthalmic solution 0.3% and ZYMAXID® gatifloxacin ophthalmic solution 0.5% products. In the complaint, Plaintiffs seek an unspecified amount of treble damages and disgorgement of profits.  Following the court’s denial of Allergan Inc.’s motions to dismiss, Allergan Inc. filed an answer to Apotex’s complaint on June 1, 2015.  On March 27, 2017, the Company and Apotex settled this matter.  On April 26, 2017, this matter was dismissed.

On June 6, 2014, a separate antitrust class action complaint was filed in the federal district court in Delaware against the same defendants as in the Apotex case. The complaint alleges that defendants unlawfully excluded or delayed generic competition in the gatifloxacin ophthalmic formulations market (generic versions of ZYMAR® and ZYMAXID®). On September 18, 2014, Allergan, Inc. filed a motion to dismiss for lack of subject matter jurisdiction and joined in co-defendants’ motion to dismiss for failure to state a claim. On August 19, 2015, the court granted Allergan, Inc.’s motion to dismiss. On September 18, 2015, plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit. The Third Circuit oral argument was held on June 13, 2016.  On September 7, 2016, the U.S. Court of Appeals for the Third Circuit vacated the District Court’s granting of Allergan, Inc.’s motion to dismiss and remanded to the District Court for further proceedings.  The Third Circuit denied the Company’s petition for a rehearing on October 4, 2016.  On October 18, 2017, the parties reached a tentative settlement.

Commercial Litigation

Celexa®/Lexapro® Class Actions. Forest and certain of its affiliates have been named as defendants in multiple federal court actions relating to the promotion of Celexa® and/or Lexapro® all of which have been consolidated in the Celexa®/Lexapro® MDL proceeding in the federal district court in Massachusetts. On November 13, 2013, an action was filed in federal court in Minnesota which sought to certify a nationwide class of third-party payor entities that purchased Celexa® and Lexapro® for pediatric use. The complaint asserts claims under the federal Racketeer Influenced and Corrupt Organizations (“RICO”) Act, alleging that Forest engaged in an off-label marketing scheme and paid illegal kickbacks to physicians to induce prescriptions of Celexa® and Lexapro®.  Forest moved to dismiss the complaint on December 12, 2014, and the court thereafter issued a ruling dismissing plaintiff’s claims under Minnesota’s Deceptive Trade Practices Act, but denying the remaining portions of the motion. A motion for class certification was filed in February 2016, and denied on June 2, 2016.  Thereafter, plaintiffs filed a 23(f) petition requesting leave to appeal the denial of class certification which the First Circuit denied on December 7, 2016. On January 19, 2017, plaintiff filed a motion for summary judgment on the Company’s statute of limitation affirmative defense and the Company filed a cross motion for summary judgment on February 23, 2017.  In addition, plaintiff in the action filed a second motion for class certification on February 28, 2017. Forest filed a motion for summary judgment on all counts of the complaint which was granted in full on January 30, 2018. Plaintiffs have not yet indicated whether they will appeal the court’s decision.

On August 28, 2014, an action was filed in the federal district court in Washington seeking to certify a nationwide class of consumers and subclasses of Washington and Massachusetts consumers that purchased Celexa® and Lexapro® for pediatric use. The complaint asserts claims under the federal RICO statute, alleging that Forest engaged in an off-label marketing scheme and paid illegal kickbacks to physicians to induce prescriptions of Celexa® and Lexapro®.  Forest moved to dismiss the complaint on December 19, 2014. On June 16, 2015, the court issued a ruling on the motion to dismiss, granting it in part and denying it in part. Plaintiffs thereafter filed an amended complaint. Forest moved to dismiss the amended complaint.  On June 9, 2016, the court denied Forest’s motion.  On March 3, 2017, plaintiffs in this action filed a motion for class certification, which motion was denied by the court. On September 15, 2017, Forest filed a motion for summary judgment on all counts of the complaint which was granted in full on January 30, 2018. Plaintiffs have not yet indicated whether they will appeal the court’s decision.

Generic Drug Pricing Securities and ERISA Litigation.  On November 4, 2016, a class action was filed by a putative class of Allergan shareholders in federal court in California against the Company and certain of its current and former officers alleging that the Company and certain of its current and former officers made materially false and misleading statements.  The complaint alleges generally that between February 2014 and November 2016, Allergan and certain of its officers made materially false and misleading statements regarding the Company’s internal controls over its financial reporting and failed to disclose that its Actavis generics unit had engaged in illegal, anticompetitive price-fixing with its generic industry peers.  The complaint seeks unspecified monetary damages. On February 2, 2017, the actions were consolidated in the federal district court in New Jersey. Plaintiffs filed a consolidated amended complaint on May 1, 2017.  The Company filed a motion to dismiss plaintiffs’ consolidated amended complaint on July 17, 2107.  Plaintiffs filed their opposition on September 15 and the Company filed its reply on October 6, 2017.  Plaintiffs filed a second amended consolidated complaint on November 28, 2017.  The Company filed a motion to dismiss the second amended complaint on January 22, 2018.  A complaint was filed in California state court, premised on the same alleged underlying allegations, by an individual opt-out plaintiff on February 2, 2018.  The Company has not yet responded to the California state court complaint.  On February 14, 2017, a separate complaint was filed in the federal district court in California that is premised on the same alleged underlying conduct that is at issue in the securities litigation but that asserts claims under the Employee Retirement Income Security Act of 1974 (“ERISA).  A similar lawsuit was filed in the federal district court in New Jersey on March 7, 2017.  The ERISA complaints assert claims on behalf of a putative class of individuals who participated in the Company’s retirement plans and seek an unspecified amount of damages and other injunctive relief.  On June 26, 2017, the Company filed a motion to stay or transfer venue in the California ERISA matter to the District of New Jersey, after which time plaintiffs agreed to stipulate to the transfer.  The Company’s motion to consolidate the matters was granted on August 21, 2017, and a consent discovery order entered.  On October 23, 2017, Plaintiffs filed an amended consolidated complaint which the Company moved to dismiss on February 2, 2018.

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

In a related matter, on June 27, 2013, Forest filed a Petition for Declaratory Ruling with the FCC requesting that the FCC find that (1) the faxes at issue in the action complied, or substantially complied with the FCC regulation, and thus did not violate it, or (2) the FCC regulation was not properly promulgated under the TCPA. Warner Chilcott filed a similar petition with the FCC.  On January 31, 2014, the FCC issued a Public Notice seeking comment on Forest’s and several other similar petitions. On October 30, 2014, the FCC issued a final order on the FCC Petition granting Forest and several other petitioners a retroactive waiver of the opt-out notice requirement for all faxes sent with express consent. The litigation plaintiffs, who had filed comments on the January 2014

Public Notice, have appealed the final order to the Court of Appeals for the District of Columbia. Forest and other petitioners intervened in the appeal seeking review of that portion of the FCC final order addressing the statutory basis for the opt out/express consent portion of the regulation.  Oral argument before the appellate court took place on November 8, 2016.   On March 31, 2017, the Court of Appeals issued a decision which held that the FCC regulation at issue was not properly promulgated under the TCPA.  Plaintiffs have filed a petition for certiorari with the United States Supreme Court.

Prescription Opioid Drug Abuse Litigation. The Company has been named as a defendant in approximately 290 matters relating to the promotion and sale of prescription opioid pain relievers and additional suits may be filed.

On May 21, 2014, the California counties Santa Clara and Orange filed a lawsuit in California state court on behalf of the State of California against several pharmaceutical manufacturers. Plaintiffs named Actavis plc (now known as Allergan plc) in the suit. The California plaintiffs filed an amended complaint on June 9, 2014. The California complaint alleges that the manufacturer defendants engaged in a deceptive campaign to promote their products in violation of state laws.  The complaint seeks an unspecified amount of monetary damages, penalties and injunctive relief.  On August 27, 2015, the court stayed the action based on primary jurisdiction arguments raised in the motions to dismiss. On June 3, 2016, the California plaintiffs filed a motion to lift the stay and a motion for leave to file a third amended complaint.  On July 1, 2016, the Company and co-defendants filed joint oppositions to the California plaintiffs’ motion to lift the stay and motion for leave to file a third amended complaint.  On July 27, 2016, the court ordered the California plaintiffs to file another motion for leave to file an amended complaint along with a proposed amended complaint.  On October 19, 2016, the court in the California litigation lifted the stay in part permitting defendants to challenge the third amended complaint and for the parties to discuss settlement and maintaining the stay in all other respects.  On July 6, 2017, Santa Clara and Orange Counties filed a fourth amended complaint.

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

Testosterone Replacement Therapy Class Action. On November 24, 2014, the Company was served with a putative class action complaint filed on behalf a class of third party payers in federal court in Illinois. The suit alleges that the Company and other named pharmaceutical defendants violated various laws including the federal RICO statute and state consumer protection laws in connection with the sale and marketing of certain testosterone replacement therapy pharmaceutical products (“TRT Products”), including the Company’s Androderm® product. This matter was filed in the TRT Products Liability MDL, described in more detail below, notwithstanding that it is not a product liability matter. Plaintiff alleges that it reimbursed third parties for dispensing TRT Products to beneficiaries of its insurance policies. Plaintiff seeks to obtain certain equitable relief, including injunctive relief and an order requiring restitution and/or disgorgement, and to recover damages and multiple damages in an unspecified amount. Defendants filed a joint motion to dismiss the complaint, after which plaintiff amended its complaint. Defendants jointly filed a motion to dismiss the amended complaint, which was granted in part and denied in part on February 3, 2016. The Court dismissed plaintiff’s substantive RICO claims against the Company for mail and wire fraud for failure to plead with particularity under Rule 9(b) but granted plaintiffs leave to replead. The court also dismissed plaintiff’s state law statutory claims and common law claims for fraud and unjust enrichment. The Court declined to dismiss plaintiff’s conspiracy claims pursuant to 18 U.S.C. § 1962(d) and its claims for negligent misrepresentation.  Plaintiff filed a third amended complaint on April 7, 2016.  Defendants jointly filed a motion to dismiss the third amended complaint on May 5, 2016.  On August 2, 2016, the court dismissed all claims in the Third Amended Complaint against the Company except plaintiff’s RICO conspiracy claim.  On August 29, 2016, the Company filed a Motion for Reconsideration or, in the alternative, Motion to Certify for Interlocutory Appeal, which the court denied on September 8, 2016.  Discovery is in the early stages.  Plaintiffs filed a motion for class certification on November 6, 2017.

TNS Products Litigation. On March 19, 2014, a class action complaint was filed in the federal district court in California on behalf of a putative class of consumers. The complaint alleges violations of the California Unfair Competition Law, the Consumers Legal Remedies Act, and the False Advertising Law, and deceit. On June 2, 2014, plaintiff filed a first amended complaint. On June 23, 2014, Allergan filed a motion to dismiss the first amended complaint. On September 5, 2014, the court granted-in-part and denied-in-part Allergan’s motion to dismiss. On September 8, 2014, the court set trial for September 1, 2015. On November 4, 2014, Allergan and SkinMedica filed a motion to dismiss. On January 7, 2015, Allergan and SkinMedica’s motion to dismiss was denied.  On February 19, 2015 plaintiff filed a third amended complaint. On May 27, 2015, the case was stayed pending the decision of the Ninth Circuit Court of Appeals in another matter involving similar legal issues.  On January 12, 2018, the parties reached a settlement.  On January 16, 2018, the matter was dismissed.

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

Zeltiq Shareholder Litigation.  On March 14, 2017, a putative shareholder class action lawsuit was filed against Zeltiq Aesthetics, Inc. (“Zeltiq”) and various directors as well as Allergan entities in Delaware federal court.  Plaintiffs allege that the proxy statement filed in connection with the Company’s acquisition of Zeltiq Aesthetics, Inc. misrepresented material information that prevented Zeltiq’s shareholders from making a fully informed decision on the proposed sale to Allergan, including failure to disclose GAAP reconciliation of Zeltiq’s non-GAAP projections.  The Allergan entities were named under a supervisory role theory. On March 29, 2017, a similar putative shareholder class action lawsuit was filed in California federal court against Zeltiq Aesthetics, Inc. and various directors seeking a preliminary injunction.  Allergan was not named as a defendant.  Zeltiq filed an amendment to its Definitive Proxy Statement on April 11, 2017, which includes supplemental disclosures that address plaintiffs’ claims.  On the same date, plaintiffs in the California action withdrew their motion for a preliminary injunction.  On May 23, 2017, plaintiffs in the California action voluntarily dismissed their complaint, with prejudice as to the named plaintiff and without prejudice as to the class members.  The parties reached an agreement to settle this dispute and plaintiffs voluntarily dismissed this action.

Zeltiq Advertising Litigation.  On April 26, 2017, a putative class action lawsuit was filed against Zeltiq in state court in California alleging that Zeltiq misled customers regarding the promotion of its CoolSculpting product and the product’s premarket notification clearance status.  On May 30, 2017, the case was removed to the United States District Court for the Central District of California.  On July 20, 2017, Plaintiffs filed an amended complaint.  In August 2017, Zeltiq filed a motion to dismiss the amended complaint.

Employment Litigation

In July 2012, Forest was named as defendants in an action brought by certain former Company sales representatives and specialty sales representatives in the federal district court in New York. The action is a putative class and collective action, and alleges class claims under Title VII for gender discrimination with respect to pay and promotions, as well as discrimination on the basis of pregnancy, and a collective action claim under the Equal Pay Act. The proposed Title VII gender class includes all current and former female sales representatives employed by the Company throughout the U.S. from 2008 to the date of judgment, and the proposed Title VII pregnancy sub-class includes all current and former female sales representatives who have been, are, or will become pregnant while employed by the Company throughout the U.S. from 2008 to the date of judgment. The proposed Equal Pay Act collective action class includes current, former, and future female sales representatives who were not compensated equally to similarly-situated male employees during the applicable liability period. The second amended complaint also includes non-class claims on behalf of certain of the named Plaintiffs for sexual harassment and retaliation under Title VII, and for violations of the Family and Medical Leave Act. On August 14, 2014, the court issued a decision on the Company’s motion to dismiss, granting it in part and denying it in part, striking the plaintiffs’ proposed class definition and instead limiting the proposed class to a smaller set of potential class members and dismissing certain of the individual plaintiffs’ claims. Plaintiffs filed a motion for conditional certification of an Equal Pay Act collective action on May 22, 2015 which the Company has opposed. On September 2, 2015, the court granted plaintiffs motion to conditionally certify a collective action.  On April 3, 2017, the parties agreed to settle this matter.  On February 1, 2018, the court granted preliminary approval of the settlement and set a fairness hearing for May 4, 2018.

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

Amrix®. In August 2014, Aptalis Pharmatech, Inc. (“Aptalis”) and Ivax International GmbH (“Ivax”), Aptalis’s licensee for Amrix, brought an action for infringement of U.S. Patent No. 7,790,199 (the “’199 patent”), and 7,829,121 (the “’121 patent”) in the U.S. District Court for the District of Delaware against Apotex Inc. and Apotex Corp. (collectively “Apotex”). Apotex has notified Aptalis that it has filed an ANDA with the FDA seeking to obtain approval to market a generic version of Amrix before these patents expire. (The ’199 and ’121 patents expire in November 2023.) This lawsuit triggered an automatic stay of approval of Apotex’s ANDA until no earlier than December 27, 2016 (unless there is a final court decision adverse to Plaintiffs sooner, and subject to any other exclusivities, such as a first filer 180 day market exclusivity). A bench trial concluded on November 17, 2015. On December 8, 2016, the court entered an order, opinion and judgment in favor of Plaintiffs and against Apotex, that Apotex infringes the asserted claims of the ‘199 and ‘121 patents.  On December 8, 2016, Apotex filed a notice of appeal.  The Federal Circuit heard oral arguments on December 5, 2017.  On January 4, 2018, the Federal Circuit issued a decision reversing the district court’s claim construction, vacating the district court’s infringement finding, and remanding for further proceedings. Aptalis and Ivax’s deadline to file a petition for rehearing was extended to February 26, 2018. On September 29, 2016, Adare Pharmaceuticals, Inc., and Ivax filed suit in U.S. District Court for the District of Delaware against Apotex asserting that Apotex’s generic product will infringe U.S. Patent No. 9,399,025 (the “’025 patent”).  (The ‘025 patent expires in November 2023.).  On March 17, 2017, the district court granted the parties’ joint stipulation to stay the action concerning the ‘025 patent.

Bystolic®. On January 19, 2018, Allergan Sales, LLC, Allergan USA, Inc., and Forest Laboratories Holdings, Ltd. brought an action for infringement of U.S. Patent No. 6,545,040 in the United States District Court for the District of Delaware against Aurobindo Pharma USA, Inc. and Aurobindo Pharma Ltd. (collectively, “Aurobindo”). Aurobindo had notified Forest Laboratories, LLC (which later merged with and into Allergan Sales, LLC, with Allergan Sales, LLC as the surviving entity) that Aurobindo had filed an ANDA with FDA seeking to obtain approval to market generic versions of Bystolic® 2.5 mg, 5 mg, 10 mg, and 20 mg nebivolol hydrochloride tablet products before the ‘040 Patent expires in December 17, 2021. This lawsuit triggered an automatic stay of approval of Aurobindo’s ANDA that expires no earlier than June 2020 (unless there is a final court decision adverse to Plaintiffs sooner).  No trial date or case schedule has been set.

Previously, the Company had asserted the ‘040 patent in actions against Actavis, Alkem, Amerigen, Glenmark, Hetero, Indchemie and Torrent, and related subsidiaries and affiliates thereof (collectively, “the Original Defendants”), and reached settlements terminating those actions. As previously announced, under the terms of the settlement agreements, the Company will provide licenses to each of the Original Defendants that will permit them to launch their generic versions of Bystolic as of the date that is the later of (a) three calendar months prior to the expiration of the ‘040 patent, including any extensions and/or pediatric exclusivities, or (b) the date each company receives final FDA approval of its ANDA, or earlier in certain circumstances.

Byvalson®. On September 18, 2017, Forest Laboratories, LLC (which later merged with and into Allergan Sales, LLC, with Allergan Sales, LLC as the surviving entity) and Forest Laboratories Holdings, Ltd. (collectively, “Forest”) brought an action for infringement of U.S. Patent Nos. 7,803,838 (the “‘838 patent”) and 7,838,552 (the “‘552 patent”) in the U.S. District Court for the District of New Jersey against Prinston Pharmaceutical Inc., Zhejiang Huahai Pharmaceutical Co., Ltd., Huahai US Inc. and Solco Healthcare US, LLC (collectively, “Prinston”). Prinston notified Forest that it filed an ANDA with the FDA seeking to obtain approval to market a generic version of Byvalson® before the ‘838 and ‘552 patents expire.  The ‘838 patent expires in August 2026, and the ‘552 patent expires in October 2027.  This lawsuit triggered an automatic stay of approval of the Prinston ANDA until February 2020 (unless a court issues a decision adverse to Forest sooner). On February 5, 2018, Prinston Pharmaceutical Inc. filed its answer and counterclaims. No trial date or schedule has been set.

Combigan® II-III. In 2012, Allergan filed a complaint against Sandoz, Alcon, Apotex and Watson in the U.S. District Court for the Eastern District of Texas, Marshall Division, alleging that their proposed products infringe U.S. Patent Number 8,133,890 (the “890 Patent”), and subsequently amended their complaint to assert infringement of U.S. Patent Number 8,354,409. In March 2013, Allergan received a Paragraph IV certification from Sandoz, contending that the ‘890 Patent is invalid and not infringed by the proposed generic product. In October 2013, Allergan filed a motion to stay and administratively close the Combigan II matter, which was granted. In April 2015, Allergan filed a stipulation of dismissal and the U.S. District Court granted the Order with respect to the Watson defendants. In October 2015, the U.S. District Court entered an order consolidating the Combigan® III matter C.A. 2:15-cv-00347-JRG into this matter C.A. 2:12-cv-00207-JRG, as lead case. A Markman Hearing was held on March 2, 2016.

On May 19, 2016, Sandoz filed an opposed motion for leave to amend its answer and counterclaim seeking to add a count for declaratory judgment of invalidity of the ‘149 Patent. On July 20, 2016, Alcon and Sandoz filed motions for summary judgment of invalidity and non-infringement of claim 4 of the ‘149 Patent, and Allergan filed a motion for summary judgment of infringement of claim 4 of the ‘149 Patent and to preclude Sandoz from re-challenging the validity of that claim. On September 30, 2016, the court denied the parties’ motions for summary judgment.  A bench trial concluded on October 27, 2016. On December 30, 2016, the court entered an opinion and final judgment in favor of Allergan and against Sandoz, that the asserted claims of the ‘149 Patent, and U.S. Patent Numbers 7,320,976 (“‘976 Patent”) and 8,748,425 (the “‘425 Patent”), were not invalid, and that Sandoz infringes the asserted claims of the ‘425 Patent. The court also held in favor of Sandoz and against Allergan, that Sandoz does not infringe the asserted claims of the ‘149 and ‘976 Patents. Sandoz filed a notice of appeal to U.S. Court of Appeals for the Federal Circuit on January 17, 2017, and Allergan filed a notice of cross appeal on January 27, 2017.  The Federal Circuit heard oral arguments on October 2, 2017.  On December 22, 2017, the Federal Circuit issued a decision affirming the district court’s finding of no invalidity of the asserted claims and non-infringement of the claims of the ‘149 and ‘976 Patents, and reversing the district court’s finding of infringement of claim 1 of the ‘425 Patent. On January 22, 2018, Allergan filed a combined petition for panel rehearing or rehearing en banc.  The petitions are currently pending.

Combigan® IV. On October 30, 2017, Allergan Sales, LLC and Allergan, Inc. filed a complaint against Sandoz, Inc. and Alcon Laboratories, Inc. (“Sandoz”) in the U.S. District Court for the District of New Jersey, alleging that their proposed generic versions of Combigan® infringe U.S. Patent Number 9,770,453 (the “‘453 Patent”), which expires on April 19, 2022.  The ‘453 Patent is listed in the Orange Book for Combigan®. No trial date or case schedule has been set.

Delzicol®. On August 28, 2015, Warner Chilcott Company, LLC, Warner Chilcott (US), LLC, and Qualicaps Co., Ltd. (collectively, “Plaintiffs”) brought an action for infringement of U.S. Patent No. 6,649,180 (the “‘180 patent”) in the United States District Court for the Eastern District of Texas against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. (collectively, “Teva”). Teva notified Plaintiffs that it has filed an ANDA with the FDA seeking to obtain approval to market generic versions of Delzicol® before the ‘180 patent expires in April 2020. This lawsuit triggered an automatic stay of approval of Teva’s ANDA that expires no earlier than January 2018 (unless there is a final court decision adverse to Plaintiffs sooner). Trial was scheduled for October 2017. On November 9, 2015, Plaintiffs also brought an action for infringement of ‘180 patent in the United States District Court for the Eastern District of Texas against Mylan Pharmaceuticals, Inc., Mylan Laboratories Limited and Mylan, Inc. (collectively, “Mylan”). Mylan notified Plaintiffs that it has filed an ANDA with the FDA seeking to obtain approval to market generic versions of Delzicol® before the ‘180 patent expires in April 2020. This lawsuit triggered an automatic stay of approval of Mylan’s ANDA that expires no earlier than March 2018 (unless a court issues a decision adverse to Plaintiffs sooner). Trial was scheduled for October 2017. In March 2016, the court entered an order consolidating the Mylan litigation (C.A. 2:15-cv-01740) with the Teva litigation (C.A. 2:15-cv-01471) matter as the lead case.

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

On March 31, 2017, Plaintiffs filed a motion to stay the litigation against Teva, and, on April 11, 2017, Plaintiffs filed a motion to dismiss the originally-filed action against Teva for lack of subject matter jurisdiction.  On April 21, 2017, Plaintiffs brought an action for infringement of the ‘180 patent in the United States District Court for the Eastern District of Texas against Teva Pharmaceuticals USA, Inc., which had notified Plaintiffs that, on or before March 9, 2017, it had amended its ANDA seeking to obtain approval to market generic versions of Delzicol®. Teva also notified Plaintiffs that it had submitted to FDA a new paragraph IV certification for the ‘180 patent in connection with its ANDA.  On July 25, 2017, the Magistrate Judge denied Plaintiffs’ motion to stay the originally-filed action against Teva and also issued a Report and Recommendation denying Plaintiffs’ motion to dismiss the same action.  On August 7, 2017, Teva and Mylan filed motions for summary judgment of non-infringement, and Teva filed a motion for summary judgment for alleged improper Orange Book listing. On September 28, 2017, the Magistrate Judge issued a Report and Recommendation granting Teva’s and Mylan’s motions for summary on non-infringement and denying, as moot, Teva’s summary judgment motion concerning Orange Book listing. On October 13, 2017, Plaintiffs and Defendants filed objections to the Magistrate Judge’s Report and Recommendation on non-infringement.  On October 24, 2017, the District Court adopted the Magistrate Judge’s recommendation as to non-infringement and issued final judgment on that issue. The District Court also ruled that defendants’ counterclaims be taken up after finality is achieved with respect to the non-infringement issue. On November 21, 2017, Plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit.

On December 18, 2017, Plaintiffs Allergan Sales, LLC and Qualicaps Co., Ltd. entered into a settlement agreement with Mylan and the actions with respect to Mylan were subsequently dismissed. Under the terms of the settlement agreement, Mylan may launch its generic version of Delzicol® on July 1, 2019, or earlier under certain circumstances. Plaintiffs’ opening appeal brief with respect to Teva, the remaining defendant, is due March 1, 2018.

Delzicol® IPR. On November 4, 2016, Mylan Pharmaceuticals Inc. (“Mylan”) filed a petition for Inter Partes Review (“IPR”) with the USPTO regarding U.S. Patent No. 6,649,180 (the “‘180 patent”).  Qualicaps Co., Ltd.’s filed a patent owner preliminary response on February 17, 2017.  On May 17, 2017, the USPTO granted Mylan’s petition to institute an IPR on certain grounds with respect to claims 1 and 4 of the ‘180 patent.  On July 21, 2017, Qualicaps filed a patent owner response.  September 15, 2017, Mylan filed a reply. A hearing is scheduled for January 25, 2018.  On December 18, 2017, Allergan Sales, LLC and Qualicaps Co., Ltd. entered into a settlement agreement with Mylan and certain Mylan affiliates.  On December 19, 2017, the USPTO granted the parties’ joint motion to terminate the IPR proceedings.

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

On October 30, 2017, Forest Laboratories, LLC (which later merged with and into Allergan Sales, LLC, with Allergan Sales, LLC as the surviving entity) and Forest Laboratories Holdings Limited, Allergan USA, Inc., and Pierre Fabre Medicament S.A.S. (collectively, “Forest”) brought an action for infringement of the ‘879 Patent, the ‘598 Patent and the ‘937 Patent against MSN Laboratories Private Limited and MSN Pharmaceuticals Inc. (collectively, “MSN”).  On October 31, 2017, Forest brought actions for infringement of the ‘879 Patent, the ‘598 Patent, and the ‘937 Patent against Prinston Pharmaceutical Inc. and Solco Healthcare U.S., LLC (collectively, “Prinston”), Torrent Pharmaceuticals Limited and Torrent Pharma Inc. (collectively, “Torrent”), West-Ward Pharmaceuticals International Limited and West-Ward Pharmaceuticals Corp. (collectively, “West-Ward”), and Zydus Pharmaceuticals (USA) Inc. (“Zydus”).  On November 15, 2017, Forest brought actions for infringement of the ‘879 Patent, the ‘598 Patent and the ‘937 Patent against Aurobindo Pharma USA, Inc. and Aurobindo Pharma Limited (collectively, “Aurobindo”), and Amneal Pharmaceuticals LLC and Amneal Pharmaceuticals Private Limited (collectively, “Amneal”). each of these lawsuits were brought in the U.S. District Court for the District of New Jersey and triggered automatic stays of approval of the ANDAs until January 2021 (unless a court issues a decision adverse to Forest sooner).

In December 2017 and January 2018 MSN, Torrent, West-Ward, Zydus, and Amneal filed answers and counterclaims, and Prinston and Aurobindo filed answers, in their respective actions. In January 2018 Forest filed answers to MSN, Torrent, West-Ward and Zydus’s counterclaims. No trial dates or case schedules have been set.

Juvéderm® XC IPRs. On August 2, 2017, Teoxane S.A.  (“Teoxane”) filed a petition for Inter Partes Review (Trial number IPR2017-01906) with the USPTO regarding U.S. Patent No. 8,357,795, which was accorded a filing date of September 13, 2017. And on August 24, 2017, Teoxane filed a petition for Inter Partes Review (Trial Number IPR2017-02002) with the USPTO regarding U.S. Patent Number 8,450,475, which was accorded a filing date of September 13, 2017. On December 13, 2017, Allergan filed Patent Owner Preliminary Responses. On January 9, 2018, the USPTO granted Teoxane’s opposed request to file a reply brief and Allergan’s request to file a sur-reply brief. Teoxane filed its reply on January 15, 2018, and Allergan filed its sur-reply on January 22, 2018.    An institution decision is expected by March 13, 2018.

Lastacaft®.  In July 2017, the Company and Vistakon Pharmaceuticals, LLC received a Paragraph IV certification notice letter from Aurobindo Pharma USA Inc. (“Aurobindo”) indicating that it had submitted to FDA an ANDA seeking approval to manufacture and sell a generic version of LASTACAFT® (“LASTACAFT”) before the expiration of U.S. Patent No. 8,664,215 (the “‘215 Patent) listed in the Orange Book. The ‘215 Patent expires December 2027. Aurobindo claims that the patent listed in its notice letter is invalid, unenforceable and/or would not be infringed. On September 8, 2017, Allergan, Inc. and Vistakon Pharmaceuticals, LLC (collectively, “Plaintiffs”), brought an action for infringement of the ‘215 Patent in the U.S. District Court for the District of Delaware against Aurobindo Pharma Ltd., Aurobindo Pharma USA, Inc. and Auromedics Pharma LLC (collectively, “Defendants”). This lawsuit triggered an automatic stay of approval of the applicable ANDA that expires no earlier than January 2020 (unless there is a final court decision adverse to Plaintiffs sooner). On October 10, 2017 Aurobindo filed an answer and counterclaims. On October 31, 2017 Plaintiffs filed an answer to Aurobindo’s counterclaims.    Trial has been scheduled for July 2019.

Latisse® IV. In December 2016, Sandoz announced the U.S. market launch of Defendants’ generic copy of LATISSE®.  In July 2017, Plaintiffs Allergan and Duke University (collectively, “Plaintiffs”) filed a complaint for infringement of U.S. Patent Number 9,579,270 (“‘270 Patent”) against Defendants Sandoz Inc. (“Sandoz”) and Alcon Laboratories, Inc. (“Alcon”) in the U.S. District Court for the Eastern District of Texas.  (The ‘270 patent expires in January 2021.)  In their complaint, Plaintiffs seek, among other things, a judgment that Defendants have infringed the ‘270 patent by making, selling, and offering to sell, and/or importing, their generic copy of LATISSE® within the United States.  Plaintiffs seek injunctive relief and damages for Defendants’ infringement.  On September 14, 2017, Defendants filed a joint motion to transfer venue to the Middle District of North Carolina (“MDNC”).  On September 14, 2017, Defendants also filed a complaint in the MDNC for declaratory judgment seeking, among other things, a declaration of invalidity, unenforceability and non-infringement of the ‘270 patent, a declaration precluding Allergan and Duke University from asserting the ‘270 based on collateral estoppel and a declaratory judgment that assertion of the ‘270 patent constitutes patent misuse, sham litigation and a violation of the Sherman Act.  In the MDNC complaint Sandoz and Alcon seek an unspecified amount of treble damages.

On October 31, 2017, Plaintiffs in the federal court action in Texas filed their opposition to Defendants’ motion to transfer venue to the MDNC and filed an opposed motion to transfer venue to the District of New Jersey (“DNJ”).  Briefing was completed on November 21, 2017.  In November 2017, Plaintiffs filed a motion to dismiss Defendants’ counterclaims, or alternatively, to bifurcate and stay Defendants’ antitrust and misuse counterclaims.  Briefing was completed on November 30, 2017.  In November 2017, Defendants filed an opposed motion to stay all proceedings in the EDTX action pending the Court’s resolution of the Parties’ pending motions to transfer venue.  Briefing was completed on December 13, 2017.  In November 2017, Defendants filed an opposed motion to dismiss or transfer pursuant to 28 U.S.C. §1400(b) and §1406(a).  Briefing was completed on December 14, 2017.  Each of the above motions is currently pending, and jury selection in the EDTX action has been scheduled for December 2018.

On September 14, 2017, Sandoz and Alcon filed a joint motion for summary judgment in the North Carolina federal court action based on collateral estoppel. In November 2017, Allergan filed an opposed motion to dismiss for lack of jurisdiction, which is still pending. In November 2017, Allergan filed an opposed motion to stay summary judgment proceedings, which was denied on December 12, 2017.  On January 8, 2018, Allergan filed its response in opposition to Sandoz and Alcon’s motion for summary judgment, and on January 22, 2018, Sandoz and Alcon filed their reply.    On February 1, 2018, the North Carolina federal court action was stayed pending resolution of the motions to transfer venue in the Texas federal court action.

In addition, in August 2017, the Company and Duke University received a Paragraph IV certification notice letter from Alembic Pharmaceuticals, Ltd. (“Alembic”) indicating that it had submitted to FDA an ANDA seeking approval to manufacture and sell a generic version of LATISSE® (“LATISSE”) before the expiration of U.S. Patent Nos. 8,038,988 (the “‘988 Patent”), 8,101,161 (the “‘161 Patent”), 8,263,054 (the “‘054 Patent”), 8,541,466 (the “‘466 Patent”), 8,632,760 (the “‘760 Patent”), 8,758,733 (the “‘733 Patent”), 8,906,962 (the “‘962 Patent”), 8,986,715 (the “‘715 Patent”), 9,216,183 (the “‘183” Patent), 9,226,931 (the “‘931 Patent) and 9,579,270 (the “‘270 Patent”). (The ‘466, ‘962 and ‘270 Patents expire in January 2021; the ‘054, ‘760, ‘733, ‘715, ‘183, and ‘931 Patents expire in January 2023; the ‘988 Patent expires in August 2023; and the ‘161 Patent expires in May 2024). Alembic claims that the patents listed in its notice letter are invalid, unenforceable and/or would not be infringed.  On September 25, 2017, Allergan, Inc., Allergan Sales, LLC and Duke University (collectively, “Plaintiffs”), brought an action for infringement of the ‘270 Patent in the U.S. District Court for the District of New Jersey against Alembic Pharmaceuticals, Ltd., Alembic Global Holding SA, and Alembic Pharmaceuticals, Inc. (collectively, “Alembic”).  This lawsuit triggered an automatic stay of approval of the applicable ANDA that expires no earlier than February 2020 (unless there is a final court decision adverse to Plaintiffs sooner). On December 26, 2017, Alembic filed its answer and counterclaims.  On January 5, 2018, defendant Alembic Global Holding SA was dismissed without prejudice. No trial date or case schedule has been set.

Linzess®. In October and November 2016, the Company and Ironwood received Paragraph IV certification notice letters from Teva Pharmaceuticals USA, Inc. (“Teva”) , Aurobindo Pharma Ltd., Mylan Pharmaceuticals Inc. (“Mylan”), and Sandoz Inc. (“Sandoz”)  indicating that they had submitted to FDA ANDAs seeking approval to manufacture and sell generics version of LINZESS® 145 mcg and 290 mcg capsules (“LINZESS”) before the expiration of some or all of the nine patents then listed in the Orange Book, including U.S. Patent Nos. 7,304,036 (the “‘036 Patent”); 7,371,727 (the “‘727 Patent”); 7,704,947 (the “‘947 Patent”); 7,745,409 (the “‘409 Patent”); 8,080,526 (the “‘526 Patent”); 8,110,553 (the “‘553 Patent”); 8,748,573 (the “‘573 Patent”); 8,802,628 (the “‘628 Patent”); and 8,933,030 (the “‘030 Patent”). (The ‘727, ‘947, ‘409, ‘526 and ‘553 Patents expire in January 2024; the ‘036 Patent expires in August 2026; and the ‘573, ‘628 and ‘030 Patents expire in 2031.) Teva, Aurobindo Pharma Ltd., Mylan and Sandoz claim that the patents discussed in their respective notice letters are invalid, unenforceable and/or would not be infringed.  On November 30, 2016, Forest Laboratories, LLC (which later merged with and into Allergan Sales, LLC, with Allergan Sales, LLC as the surviving entity), Forest Laboratories Holdings, Ltd., Allergan USA, Inc. and Ironwood Pharmaceuticals, Inc. (collectively,

“Plaintiffs”), brought an action for infringement of some or all of the ‘036, ‘727, ‘947, ‘409, ‘526, ‘553, ‘573, ‘628 and ‘030 Patents in the U.S. District Court for the District of Delaware against Aurobindo Pharma Ltd., Aurobindo Pharma USA, Inc. (collectively, “Aurobindo”), Teva, Mylan and Sandoz.  This lawsuit triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than February 2020 (unless there is a final court decision adverse to Plaintiffs sooner).  Mylan filed its answer on December 22, 2016.  Teva and Sandoz filed their respective answers and counterclaims on January 20 and January 30, 2017. Aurobindo filed its answer and counterclaims on April 6, 2017.    On May 19, 2017, the district court entered a scheduling order.  Trial is scheduled for June 2019.  On July 13, 2017, Mylan filed a motion to dismiss for improper venue.

In May 2017, the Company and Ironwood also received a Paragraph IV certification notice letter from Sun Pharma Global FZE indicating that it had submitted to FDA an ANDA seeking approval to manufacture and sell a generic version of LINZESS before the expiration of the ‘573, ‘628 and ‘030 Patents. Sun Pharma Global FZE claims that the patents are invalid and/or would not be infringed.  On June 30, 2017, Plaintiffs brought an action for infringement of the ‘573, ‘628 and ‘030 Patents in the U.S. District Court for the District of Delaware against Sun Pharma Global FZE and Sun Pharmaceutical Industries Inc. (collectively, “Sun”). This lawsuit triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than February 2020 (unless there is a final court decision adverse to Plaintiffs sooner).  In January 2018, Allergan and Ironwood entered into a settlement agreement with Sun and certain Sun affiliates. Under the terms of the settlement agreement, Plaintiffs will provide a license to Sun to market a generic version of LINZESS in the United States beginning on February 1, 2031 (subject to U.S. FDA approval), or earlier in certain circumstances. The Sun action was dismissed on January 18, 2018.

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

In September 2017, October 2017 and January 2018, the Company and Ironwood received a second Notice Letter relating to the ANDA submitted to the FDA by Teva, Mylan and Sandoz, respectively. Teva, Mylan and Sandoz claim that U.S. Patent No. 9,708,371 (the “‘371 Patent”) is invalid and/or would not be infringed by their respective ANDAs.  (The ‘371 Patent expires in 2033.) On October 20, 2017, November 30, 2017 and January 20, 2018, Plaintiffs brought actions for infringement of the ‘371 patent in the U.S. District Court for the District of Delaware against Teva, Mylan and Sandoz, respectively.  In November 2017, Teva filed an answer and counterclaims seeking a declaratory judgment of invalidity and non-infringement with respect to the ‘371 patent. In December 2017, Mylan filed an answer in the ‘371 patent action. The actions filed in October and November 2017 against Teva and Mylan have been consolidated with the lawsuit filed in November 2016.

In December 2017, the Company and Ironwood received a Paragraph IV certification notice letter from Teva indicating that it had submitted to FDA an ANDA seeking approval to manufacture and sell generic versions of LINZESS® 72 mcg capsules (“Teva’s 72 mcg ANDA”) before the expiration of the ‘036, ‘727, ‘947, ‘409, ‘526, ‘553, ‘030 and ‘371 Patents. Teva claims that these patents are invalid, unenforceable and/or would not be infringed. On February 2, 2018, Forest Laboratories Holdings, Ltd., Allergan USA, Inc., Allergan Sales, LLC and Ironwood Pharmaceuticals, Inc. (collectively, “Plaintiffs”), brought an action for infringement of the ‘036, ‘727, ‘947, ‘409, ‘526, ‘553, ‘030 and ‘371 Patents in the U.S. District Court for the District of Delaware against Teva. This lawsuit triggered an automatic stay of approval of Teva’s 72 mcg ANDA that expires no earlier than June 2020 (unless there is a final court decision adverse to Plaintiffs sooner). No schedule has been set.

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

In June 2016, after reaching an agreement to settle, the parties filed and the court entered a judgment of infringement in favor of Plaintiffs and against Teva regarding the ‘009 patent. On July 26, 2016, the court entered a final judgment of invalidity of claim 1 of the ‘209 patent, claims 1, 6, 10 and 15 of the ‘708 patent, claim 1 of the ‘379 patent, claims 1 and 9 of the ‘752 patent, claims 1 and 7 of the ‘085 patent and claim 1 of the ‘233 patent in favor of Teva. On August 23, 2016, the Company filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit in the actions involving Teva with respect to the district court’s January 5, 2016 claim construction opinion and order, and the July 26, 2016 final judgment of invalidity. The Federal Circuit heard oral arguments on November 9, 2017. On December 11, 2017, the Federal Circuit issued a decision affirming the district court’s judgment of invalidity with respect to certain claims of the ‘209, ‘708, ‘379, ‘752 and ‘085 patents. On January 10, 2018, Plaintiffs filed a petition for panel rehearing or rehearing en banc.  On February 12, 2018, the Federal Circuit denied Plaintiffs petitions for panel rehearing and rehearing en banc and ordered that the mandate of the court will issue on February 20, 2018.

Previously, on September 29, 2016, the Company issued a press release following announcement of ANDA approvals, including FDA final approval by Lupin.  If the district court ruling is upheld on appeal to the U.S. Court of Appeals for the Federal Circuit, there is a possibility that generic entry for Namenda XR could occur following an adverse decision.

In April 2017, Forest Laboratories, LLC (which later merged with and into Allergan Sales, LLC, with Allergan Sales, LLC as the surviving entity) received a Paragraph IV certification notice letter from Macleods Pharmaceuticals, Ltd. indicating that it had submitted to FDA an ANDA seeking approval to manufacture and sell a generic version of Namenda XR® before the expiration of the ‘009, ‘209, ‘708, ‘379, ‘752, ‘085, and ‘233 patents.  Macleods Pharmaceuticals, Ltd. claims that these patents are invalid, unenforceable and/or would not be infringed.  On June 2, 2017, the Company and Adamas Pharma, LLC brought an action for infringement of the ‘009, ‘209, ‘708 and ‘379 patents in the U.S. District Court for the District of Delaware against Macleods Pharmaceuticals, Ltd. and Macleods Pharma USA, Inc. (collectively, “Macleods”). This lawsuit triggered an automatic stay of approval of the Macleods ANDA that expires no earlier than October 2019 (unless there is a final court decision adverse to Plaintiffs sooner).  On September 6, 2017, Macleods filed an answer and counterclaims. On September 27, 2017, Plaintiffs filed an answer to Macleods’ counterclaims. On January 24, 2018, the district court consolidated the actions filed against Macleods with respect to Macleods’ ANDAs seeking approval to manufacture and sell a generic versions of Namenda XR® and Namzaric®. Trial is scheduled for May 2019.

Namzaric®. On August 27, 2015, Forest Laboratories, LLC (which later merged with and into Allergan Sales, LLC, with Allergan Sales, LLC as the surviving entity), Forest Laboratories Holdings, Ltd.  and Adamas Pharmaceuticals, Inc. (all collectively, “Plaintiffs”), brought an action for infringement of some or all of U.S. Patent Nos. 8,039,009 (the “’009 patent”), 8,058,291 (the “‘291 patent”), 8,168,209 (the “‘209 patent”), 8,173,708 (the “‘708 patent”), 8,283,379 (the “‘379 patent”), 8,293,794 (the “‘794 patent”), 8,329,752 (the “‘752 patent”), 8,338,485 (the “‘485 patent”), 8,338,486 (the “‘486 patent”), 8,362,085 (the “‘085 patent”), 8,580,858 (the “‘858 patent”) and 8,598,233 (the “‘233 patent”) in the U.S. District Court for the District of Delaware against Amneal Pharmaceuticals LLC and Par Pharmaceutical, Inc., and related subsidiaries and affiliates thereof. These companies have notified Plaintiffs that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Namzaric® before these certain patents expire. Including a 6-month pediatric extension of regulatory exclusivity, the ‘009 patent expires in September 2029, and the ‘209, ‘708, ‘379, ‘752, ‘085, and ‘233 patents expire in May 2026. The ‘291 patent expires in December 2029, and the ‘794, ‘485, ‘486, and ‘858 patents expire in November 2025. These lawsuits triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than January 2018 (unless there is a final court decision adverse to Plaintiffs sooner). On October 23, 2015, the Company also brought an action for infringement of the ‘009, ‘291, ‘209, ‘708, ‘379, ‘794, ‘752, ‘485, ‘486, ‘085, ‘858 and ‘233 patents in the U.S. District Court for the District of Delaware against Amerigen Pharmaceuticals, Inc. and Amerigen Pharmaceuticals Ltd. (collectively, “Amerigen”). The Amerigen defendants have notified Plaintiffs that they have filed an ANDA with the FDA seeking to obtain approval to market generic versions of Namzaric® before these certain patents expire. On January 5, 2016, the district court in the Namenda XR® patent litigations issued a claim construction ruling that included findings of indefiniteness as to certain claim terms in certain of the patents also asserted in the pending Namzaric® patent litigations. The Company entered into a settlement agreement with Par on April 29, 2016. Under the terms of the settlement agreement, and subject to review of the settlement terms by the U.S. Federal Trade Commission, Plaintiffs will provide a license to Par that will permit it to launch its generic version of Namzaric® as of June 5, 2029, or earlier in certain circumstances. Trial is scheduled for October 2017. In June 2016, Forest filed a motion for leave to file an amended complaint to add the ‘009 patent against Amneal, which the District Court granted on July 19, 2016. On May 20, 2016, the Company also brought an action for infringement of the ‘009, ‘291, ‘209, ‘708, ‘379, ‘794, ‘752, ‘485, ‘486, ‘085, ‘858 and ‘233 patents in the U.S. District Court for the District of Delaware against Accord Healthcare Inc. USA and Intas Pharmaceuticals Limited (collectively, “Accord”). The Accord defendants have notified Plaintiffs that they have filed an ANDA with the FDA seeking to obtain approval to market generic versions of Namzaric® before these certain patents expire. The Company entered into a settlement agreement with Accord on July 20, 2016. On August 30, 2016, Plaintiffs entered into a settlement agreement with Amneal, who is believed to be a first applicant with respect to certain dosage strengths (memantine hydrochloride extended-release and donepezil hydrochloride, 14 mg/10 mg and 28 mg/10 mg) of Namzaric®.  Under the terms of the agreement, and subject to review of the settlement terms by the U.S. Federal Trade Commission, Plaintiffs will provide a license to Amneal that will permit it to launch its generic version of Namzaric® as of January 1, 2025, or earlier in certain circumstances.  Alternatively, under certain circumstances, Amneal has an option to launch an authorized generic version of Namzaric beginning on January 1, 2026.  On October 21, 2016, Plaintiffs entered into a settlement agreement with Amerigen, and the case was dismissed.

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

In April 2017, Forest Laboratories, LLC (which later merged with and into Allergan Sales, LLC, with Allergan Sales, LLC as the surviving entity) received a Paragraph IV certification notice letter from Macleods Pharmaceuticals, Ltd. (“Macleods”) indicating that it had submitted to FDA an ANDA seeking approval to manufacture and sell generic versions of Namzaric® donepezil and memantine hydrochloride extended release capsules (10 mg/14 mg and 10 mg/28 mg) before the expiration of the ‘009, ‘291, ‘209, ‘708, ‘379, ‘794, ‘752, ‘485, ‘486, ‘085, ‘858 and ‘233 patents.  Macleods claims that these patents are invalid, unenforceable and/or would not be infringed.  On June 2, 2017, the Company and Adamas Pharma, LLC brought an action for infringement of the ‘009,

‘291, ‘485, ‘486, and ‘858 patents in the U.S. District Court for the District of Delaware against Macleods Pharmaceuticals, Ltd. and Macleods Pharma USA, Inc. (collectively, “Macleods”). This lawsuit triggered an automatic stay of approval of the Macleods ANDA that expires no earlier than October 2019 (unless there is a final court decision adverse to Plaintiffs sooner).  ANDA that expires no earlier than October 2019 (unless there is a final court decision adverse to Plaintiffs sooner).  On September 6, 2017, Macleods filed an answer and counterclaims.  On September 27, 2017, Plaintiffs filed an answer to Macleods’ counterclaims. On January 24, 2018, the district court consolidated the actions filed against Macleods with respect to Macleods’ ANDAs seeking approval to manufacture and sell a generic versions of Namenda XR® and Namzaric®. Trial is scheduled for May 2019.

Rapaflo®. On June 17, 2013, Actavis, Inc., now known as Allergan Finance, LLC., Watson Laboratories, Inc., (collectively, “Actavis”) and Kissei Pharmaceutical Co., Ltd. (“Kissei”) sued Hetero USA Inc., Hetero Labs Limited, and Hetero Labs Limited, Unit 3 (collectively, “Hetero”) in the United States District Court for the District of Delaware, alleging that sales of silodosin tablets, a generic version of Actavis’ Rapaflo® tablets, would infringe U.S. Patent No. 5,387,603 (the “‘603 patent”). On June 17, 2013 Actavis and Kissei sued Sandoz Inc. (“Sandoz”) in the United States District Court for the District of Delaware, alleging that sales of Sandoz’s generic version of Rapaflo® would infringe the ‘603 patent. The complaint seeks injunctive relief.  On December 22, 2014, the Parties completed a settlement agreement with Hetero. Actavis and Kissei’s lawsuit against Sandoz have been consolidated. Pursuant to the provisions of the Hatch-Waxman Act, the FDA is precluded from granting final approval to the generic applicants prior to April 8, 2016.  On April 13, 2017, the Sandoz action was dismissed pursuant to a settlement agreement.

In July 2017, the Company and Kissei received a notice letter from Aurobindo indicating that it had filed a Paragraph IV certification and had submitted to FDA an ANDA seeking approval to manufacture and sell a generic version of RAPAFLO® (“RAPAFLO”) before the expiration of U.S. Patent No. 5,387,603 (the “‘603 Patent”) listed in the Orange Book. (The ‘603 Patent expires in December 2018). Alembic claims that the patent listed in its notice letter is invalid, unenforceable and/or would not be infringed. On August 18, 2017, Allergan, Finance, LLC, Allergan Sales, LLC and Kissei Pharmaceutical Co., Ltd. (collectively, “Plaintiffs”), brought an action for infringement of the ‘603 Patent in the U.S. District Court for the District of Delaware against Aurobindo Pharma Ltd., Aurobindo Pharma U.S.A., Inc., and Aurobindo Pharma USA LLC (collectively, “Aurobindo”). This lawsuit triggered an automatic stay of approval of the applicable ANDA through to patent expiration (unless there is a final court decision adverse to Plaintiffs sooner). On September 13, 2017, Aurobindo filed an answer, affirmative defenses and counterclaims. On October 4, 2017 Plaintiffs filed an answer to Aurobindo’s counterclaims. Trial has been scheduled for September 2019.

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

On October 27, 2017, Plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. On December 1, 2017, Plaintiffs filed a motion seeking Defendants’ production of FDA correspondence and notice of FDA approval, which the Federal Circuit denied on January 3, 2018. On January 9, 2018, Plaintiffs filed their opening appeal brief.

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

On September 8, 2017,Allergan assigned all Orange Book-listed patents for Restasis® to the Saint Regis Mohawk Tribe (“the Tribe”), a recognized sovereign tribal government, and concurrently was granted an exclusive field-of-use license to practice the patents in the United States for all FDA-approved uses of the products under the Restasis® NDAs. That same day, the Tribe filed an updated Mandatory Notice with the USPTO to reflect that the Tribe is the patent owner, and sought permission to file a motion to dismiss based on tribal sovereign immunity. During a September 11, 2017 teleconference, the USPTO postponed the September 13, 2017 hearing and set a briefing schedule on the Tribe’s motion to dismiss. The Tribe filed its opening brief on September 22, 2017, Petitioners filed their opposition brief on October 13, 2017, and the Tribe filed its reply brief on October 20, 2017. On October 4, 2017, the USPTO denied Mylan’s request for authorization to file a motion for additional discovery, and denied without prejudice Allergan’s counsel’s request to withdraw from the IPR proceedings. On November 3, 2017, the USPTO issued an order that (a) granted a motion by High Tech Inventors Alliance requesting authorization to file a brief as amicus curiae on the issues presented in the Tribe’s motion to terminate, (b) permitted any other amicus curiae wishing to file a brief related to the Tribe’s motion to terminate to do so, (c) permitted the parties to file a single response to any amicus briefs, (d) denied without prejudice Allergan’s counsel’s renewed request for authorization to file a motion to withdraw as counsel, and (e) adjusted the time to enter a final written decision in these proceedings to April 6, 2018. On November 29, 2017, the USPTO granted Patent Owner’s motions to seal certain portions of certain exhibits. Between December 1 and December 4, 2017, amicus briefs were submitted on behalf of Petitioners and Patent Owner, which both filed responses on December 15, 2017.

On December 21, 2017, Allergan’s counsel renewed its request to file a motion to withdraw on the ground that, as of September 8, 2017, Allergan ceased to be an owner of the six patents involved in the IPR proceedings. On January 2, 2018, the USPTO authorized Allergan to file a motion to withdraw. Allergan filed its motion on January 9, 2018, and Petitioners filed its opposition on January 17, 2018. On December 22, 2017, the USPTO granted Petitioners’ request to file supplemental briefing limited to addressing the issue of litigation waiver discussed in the USPTO’s recent LSI and Ericsson decisions. Petitioners and Patent Owner filed their supplemental briefs on January 5, and January 12, 2018, respectively.

On January 2, 2018, the Tribe filed a Request for Oral Hearing pursuant to 37 C.F.R. § 42.70(a) seeking certain discovery concerning the identity and impartiality of the merits panel assigned to this IPR. On January 4, 2018, the USPTO issued an order (a) denying the Tribe’s request for oral hearing, (b) denying the Tribe’s request for authorization to file a motion for additional discovery, (c) ordering the Tribe not to make any further requests for additional discovery directed to the Board in the IPR proceedings, and (d) ordering the Tribe not to file any further papers in the IPR proceedings without prior authorization from the Board. A rescheduled hearing date has not been set.

Saphris®. Between September 2014 and May 2015, Forest Laboratories, LLC (which later merged with and into Allergan Sales, LLC, with Allergan Sales, LLC as the surviving entity), and Forest Laboratories Holdings Ltd. (collectively, “Forest”) brought actions for infringement of some or all of U.S. Patent Nos. 5,763,476 (the “‘476 patent”), 7,741,358 (the “‘358 patent”) and 8,022,228 (the “‘228 patent”) in the U.S. District Court for the District of Delaware against Sigmapharm Laboratories, LLC, Hikma Pharmaceuticals, LLC, Breckenridge Pharmaceutical, Inc., Alembic Pharmaceuticals, Ltd. and Amneal Pharmaceuticals, LLC, and related subsidiaries and affiliates thereof. Including a 6-month pediatric extension of regulatory exclusivity, the ‘476 patent expires in December 2020, and the ‘358 and ‘228 patents expire in October 2026. These lawsuits triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than August 13, 2017 (unless a court issues a decision adverse to Forest sooner). On February 3, 2015, the District Court consolidated the then-pending actions for all purposes. On September 30, 2015, the District Court consolidated all pending actions. On March 28, 2016, the court entered Forest and Hikma’s proposed joint stipulation and order of adverse judgment and dismissal of claims related to the ‘358 and ‘228 patents. In April 2016, the court granted the proposed consent judgment of non-infringement and order of dismissal of counterclaims related to the ‘358 and ‘228 patents, as well as a stipulation and order with respect to infringement of Claims 1, 2, and 6 of the ʼ476 patent, between Plaintiffs and Breckenridge. The Court also granted the proposed stipulation of entry and proposed order of adverse judgment and dismissal of counterclaims related to the ʼ358 and ʼ228 patents between Plaintiffs and Sigmapharm. Trial is scheduled to begin in October 2016 with respect to the ‘476 patent, the only remaining patent-in-suit. In April, May and July 2016, the court granted the proposed stipulations and orders of infringement of certain claims of the ‘476 patent as to Hikma, Breckenridge and Alembic. On October 13, 2016, the court stayed trial as to Sigmapharm and extended the 30-month stay as to Sigmapharm.  Trial concluded on November 3, 2016.  The parties filed their opening post-trial briefs on January 23, 2017 and their responsive briefs on March 17, 2017.  On June 30, 2017, the district court issued an opinion and order finding all asserted claims of the ‘476 patent valid, and that claims 4, 9 and 10 were not infringed by Alembic and Breckenridge.  On July 11, 2017, the district court entered a final judgment that ordered, among other things, that

Alembic’s, Amneal’s, Breckenridge’s and Hikma’s respective ANDAs not be granted final approval by FDA earlier than the date of expiration of the ‘476 patent inclusive of any applicable adjustments, extensions or exclusivities. On July 28, 2017, Alembic, Amneal, Breckenridge and Hikma (the “Appeal Defendants”) filed notices of appeal. On August 9, 2017, Plaintiffs filed a notice of cross appeal.  The issue of infringement as to Sigmapharm remains stayed.  On November 2, 2017, the Appeal Defendants filed their opening appeal brief. On January 26, 2018, Plaintiffs filed their principal and response appeal brief.

On July 25, 2017, the District Court actions were reassigned to Judge Mitchel S. Goldberg of the U.S. District Court for the Eastern District of Pennsylvania. On September 15, 2017, Sigmapharm filed a motion to lift the stay and proceed to trial on the issue of infringement.  Plaintiffs filed an opposition on September 29, 2017, and Simapharm filed a reply on October 6, 2017.  A hearing on Sigmapharm’s motion was held on November 7, 2017, and Sigmapharm’s motion was denied by order entered November 8, 2017. On January 25, 2018, Sigmapharm submitted a letter to the district court regarding Sigmapharm’s request to lift the stay. Plaintiffs filed a response on January 29, 2018.

Savella®. On October 5 and 6, 2017, Forest Laboratories Holdings, Ltd., Allergan Sales, LLC and Allergan USA, Inc. (collectively, “Allergan and Forest”) brought actions for infringement of U.S. Patent Nos. 6,602,911 (the “‘911 patent”), 7,888,342 (the “‘342 patent”), and 7,994,220 (the “‘220 patent”) in the U.S. District Court for the District of Delaware and the District of New Jersey, respectively, against Strides Pharma Global Pte Limited and Strides Pharma Inc. (collectively, Strides”).  Strides notified Forest that it filed an ANDA with the FDA seeking to obtain approval to market a generic version of Savella® before the ‘911, ‘342 and ‘220 patents expire. (The ‘342 patent expires in November 2021, the ‘911 patent expires in January 2023, and the ‘220 patent expires in September 2029.)  Strides claims in its notice letter that the ‘911 Patent, the ‘342 Patent, and the ‘220 Patent are invalid and/or would not be infringed. These lawsuits triggered an automatic stay of approval of the Strides ANDA until February 2020 (unless a court issues a decision adverse to Forest sooner). On October 30, 2017, Strides filed an answer.  No trial date or case schedule has been set.

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

Viibryd®. In March 2015, Forest Laboratories, LLC, Forest Laboratories Holdings Ltd., (collectively, “Forest”) and Merck KGaA and Merck Patent Gesellschaft Mit Beschränkter Haftung (collectively, “Merck”), Forest’s licensor for Viibryd®, brought actions for infringement of U.S. Patent Nos. 7,834,020 (the “‘020 patent”), 8,193,195 (the “‘195 patent”), 8,236,804 (the “‘804 patent”) and 8,673,921 (the “‘921 patent”) in the U.S. District Court for the District of Delaware against Accord Healthcare Inc. (“Accord”), Alembic Pharmaceuticals, Ltd. (“Alembic”), Apotex, Inc. (“Apotex”), InvaGen Pharmaceuticals, Inc. (“InvaGen”), and Teva Pharmaceuticals USA, Inc. (“Teva”), and related subsidiaries and affiliates thereof. These companies have notified Forest and/or Merck that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Viibryd® before the ‘020, ‘195, ‘804 and ‘921 patents expire in June 2022. These lawsuits triggered an automatic stay of approval of the applicable ANDAs until July 21, 2018 (unless a court issues a decision adverse to Forest and Merck sooner). On August 24, 2015, the District Court consolidated the actions for all purposes and issued a scheduling order setting a trial date in January 2018. On November 23, 2015, Forest and Merck brought an action for infringement of the ‘020, ‘195, ‘804 and ‘921 patents in the U.S. District Court for the District of Delaware against InvaGen, which matter was consolidated with the earlier-filed action against InvaGen.  On March 29, 2017, the District Court granted plaintiffs and Teva’s joint stipulation to stay the action as to Teva until May 11, 2017, due to the parties’ settlement discussions.  On April 20, 2017, plaintiffs entered into a settlement agreement with Alembic, and the case was dismissed.  On May 15, 2017, plaintiffs entered into a settlement agreement with Accord, and the case was dismissed.  On June 29, 2017, plaintiffs entered into a settlement agreement with Teva, and the case was dismissed. On July 28, 2017, plaintiffs entered into a settlement agreement with Apotex, and the case was dismissed. Under the terms of the settlement with Apotex, Allergan will provide a license to Apotex that will permit it to launch its generic version of Viibryd® beginning six months and one day prior to the expiration of the last to expire of the ‘020, ‘195, ‘804 and ‘921 patents, including any extensions or pediatric exclusivities, or earlier in certain circumstances. On October 23, 2017, plaintiffs entered into a settlement agreement with InvaGen, and the case was dismissed on October 24, 2017.

Viibryd® IPR. On January 5, 2018, Argentum Pharmaceuticals LLC submitted to the USPTO a petition for Inter Partes Review (“IPR”) seeking cancellation of certain claims of U.S. Patent No. 8,673,921 (the “‘921 patent”). The ‘921 patent is listed in the Orange Book for Viibryd® and expires in June 2022. On January 26, 2018, Merck Patentgesellschaft Mit Beschränkter Haftung (“Merck”) submitted Mandatory Notices.

Trademark Enforcement Matters

Juvéderm®.    On April 5, 2017, Allergan, Inc. (“Allergan”) brought an action for unfair competition, false advertising, dilution, conspiracy and infringement of Allergan’s JUVÉDERM trademarks in the U.S. District Court for the Central District of California against Dermavita Limited Partnership (“Dermavita”), Dima Corp. S.A.  (“Dima Corp.”) and KBC Media Relations LLC (“KBC”). Dima Corp. had previously announced its acquisition of a license from Dermavita to develop and market in the U.S. cosmetic products under the Juvederm trademark. During June 2017, Allergan entered into a settlement agreement with KBC. During July 2017, the Court preliminarily enjoined Dima Corp. from, inter alia, promoting or selling within the United States any product bearing the trademark JUVEDERM or any other trademark confusingly similar to it. During January 2018, the Court granted Dermavita’s renewed motion to dismiss Allergan’s complaint based on purported lack of personal jurisdiction.

Allergan Holdings France SAS and Allergan France SAS requested a preliminary injunction against Dermavita, Dima Corp, Aesthetic Services, Jacqueline Sillam and Dimitri Sillam in the High Court of Paris, France. During June 2017, the Paris Court preliminarily enjoined the defendants from, inter alia, promoting or selling in France its Juvederm products, requiring the transfer of various domain names and payment of provisional damages to Allergan, on the basis that such use would infringe Allergan’s EU and French JUVÉDERM trademarks and would amount to unfair competition. This injunction has been appealed. Allergan France has also filed against Dermavita, Dima Corp. and others a full action of trademark infringement in the Paris court. Dermavita has requested that the full action be stayed pending the outcome of the Nanterre action and the EUIPO trademark proceedings, both mentioned below.  On March 13, 2018, the Paris court will hear arguments on Dermavita’s stay request.  Dermavita has filed an action against Allergan in the Nanterre, France court alleging that Allergan has not used its JUVÉDERM trademark and requesting the court to revoke Allergan’s trademark based on its purported lack of use.

Furthermore, more than 150 trademark opposition and cancellation actions between Allergan and Dermavita have been filed in front of the USPTO, EUIPO and various other national and regional trademark offices around the world.

Product Liability Litigation

Actonel® Litigation. Warner Chilcott is a defendant in approximately 165 cases and a potential defendant with respect to approximately 379 unfiled claims involving a total of approximately 545 claimants relating to Warner Chilcott’s bisphosphonate prescription drug Actonel®. The claimants allege, among other things, that Actonel® caused them to suffer osteonecrosis of the jaw (“ONJ”), a rare but serious condition that involves severe loss or destruction of the jawbone, and/or atypical fractures of the femur. Warner Chilcott is in the initial stages of discovery in these litigations.  All of the filed cases are in either federal or state courts in the United States, with the exception of two cases filed in provincial courts in Canada.  One Canadian case involves a single plaintiff, and the other is a purported product liability class action involving two named plaintiffs. The Canadian action alleges, among other things, that Actonel® caused the plaintiffs and the proposed class members who ingested Actonel® to suffer ONJ or other side effects. It is expected that the plaintiffs in the purported class action will seek class certification. Plaintiffs have typically asked for unspecified monetary and injunctive relief, as well as attorneys’ fees. Warner Chilcott is indemnified by Sanofi for certain Actonel claims pursuant to a collaboration agreement relating to the two parties’ co-promotion of the product in the United States and other countries. In addition, Warner Chilcott is also partially indemnified by the Procter & Gamble Company (“P&G”) for ONJ claims that were pending at the time Warner Chilcott acquired P&G’s global pharmaceutical business in October 2009. In May and September 2013, Warner Chilcott entered into two settlement agreements that resolved a majority of the then-existing ONJ-related claims.

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

Testosterone Litigation. Beginning in 2014, a number of product liability suits were filed against Actavis, Inc., now known as Allergan Finance, LLC, and one or more of its former subsidiaries as well as other manufacturers and distributors of testosterone products, for personal injuries including but not limited to cardiovascular events allegedly arising out of the use of Androderm.® There are approximately 546 currently pending actions which have been consolidated in an MDL in federal court in Illinois. The defendants have responded to the plaintiffs’ master complaint in the MDL and discovery is ongoing. The Company anticipates that additional suits will be filed.

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

On December 28, 2015, a putative class action complaint was filed in state court in Pennsylvania on behalf of a putative class of private payers. Defendants removed the complaint to the federal court in Pennsylvania.  The complaint alleges that manufacturers of generic drugs, including a subsidiary of Forest Laboratories, Inc. that in the past had marketed generic products, caused plaintiffs to overpay for prescription drug products through the use of inflated AWPs. The complaint alleges violations of the Pennsylvania Unfair Trade Practices and Consumer Protection Law, negligent misrepresentation/fraud, unjust enrichment, civil conspiracy and aiding and abetting. Plaintiffs filed an amended complaint on March 29, 2016.  On June 26, 2017, the Company filed a motion to dismiss the complaint which the court granted on September 25, 2016.  An additional complaint was filed in state court in Pennsylvania on behalf an individual indirect purchaser containing similar allegations to the class complaint.  On January 18, 2017, defendants filed a motion to dismiss the state court complaint. On July 24, 2017, the state court issued a decision on the Company’s individual motion to dismiss, granting it in part and denying it in part.

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

Actavis/Watson.  On October 16, 2017, the Company received a CID from the State of North Carolina Department of Justice.  The CID seeks information relating to the legacy Watson company’s reporting of AMP calculations.  The Company is cooperating fully with the state’s requests. On January 26, 2018, a qui tam complaint that was filed in federal district court in Illinois was unsealed which includes claims against Actavis LLC, a former subsidiary of the Company.  The State of North Carolina reserved its right to intervene in this proceeding pending an ongoing investigation.  The complaint asserts claims that Actavis LLC violated the federal and state false claims acts based on its reporting of AMP prices.

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

Matters Relating to the Company’s Divested Generics Business

The following matters relate to the former generics business of the Company or the transaction pursuant to which that business was sold to Teva, effective August 2, 2016.  In October 2016, pursuant to the Master Purchase Agreement by and between the Company and Teva (the “Master Purchase Agreement”), Teva provided the Company with its proposed estimated adjustment to the closing date working capital balance.  The Company disagreed with Teva’s proposed adjustment, and, pursuant to the Master Purchase Agreement, each of the Company’s and Teva’s proposed adjustments were submitted to arbitration (“Working Capital Arbitration”) to determine the working capital amount in accordance with GAAP as applied by the Company consistent with past practice. Teva initially proposed an adjustment of approximately $1.4 billion and subsequently submitted a revised adjustment of approximately $1.5 billion to the arbitrator.  In addition, on October 30, 2017, Teva submitted a Notice of Direct and Third Party Claims seeking indemnification for virtually all of the same items for which Teva was seeking a proposed adjustment in the Working Capital Arbitration as well as several new items as to which no quantity of damages were asserted.  On January 31, 2018, the Company and Teva entered into a Settlement Agreement and Mutual Releases (the “Teva Settlement Agreement”).  The Teva Settlement Agreement provides that the Company will make a one-time payment of $700.0 million to Teva, that the Company and Teva will jointly dismiss their Working Capital Arbitration, and that the Company and Teva will release all actual or potential claims brought by Teva in the Working Capital Arbitration as well as any claim either party has or can assert under the Master Purchase Agreement, for breach of any representation, warranty or covenant (other than any breach of a post-closing covenant not known as of the date of the Teva Settlement Agreement).  The actions for which Teva has agreed to provide indemnification to the Company include, but are not limited to, the actions described below.

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

Hydrocortisone Investigation. On November 10, 2016, the Company received notice from the UK Competition and Markets Authority (“CMA”) that it would be included within the scope of the CMA’s formal investigation under Section 25 of the Competition Act of 1998 (“CA98”) into suspected abuse of dominance by a former generics business subsidiary of the Company in relation to the supply of 10mg and 20mg hydrocortisone tablets. The CMA is investigating alleged excessive and unfair prices with respect to hydrocortisone tablets and whether the former generics business subsidiary entered into anti-competitive agreements with a potential competitor relating to the hydrocortisone product.  The CMA is investigating whether the conduct infringes the Chapter II prohibition of the CA98 and/or Article 102 of the Treaty on the Functioning of the European Union.  The CMA issued a statement of objection with respect to the alleged excessive and unfair pricing in December 2016 and a separate statement of objection with respect to the alleged anti-competitive agreements in March 2017.  The CMA may pursue additional similar investigations relating to this former generic subsidiary of the Company in relation to the hydrocortisone tablet products.  The Company intends to cooperate fully with the investigation.

Teva Shareholder Derivative Litigation.  On or about February 26, 2017, Allergan plc was named as defendant in a proposed Teva shareholder derivative litigation filed in the Economic Division of the Tel Aviv District Court in Israel.  In order to proceed with the lawsuit, plaintiffs have to secure court approval and have filed a motion seeking such approval.  The lawsuit contains allegations directed at Teva’s board of directors and the approval process needed by Teva to approve the Master Purchase Agreement and also includes claims regarding the amount and form of consideration Teva paid in connection with the Master Purchase Agreement.  The Israeli court recently granted a procedural motion to consolidate a separate action that was filed against Teva only with the action that was filed on February 26, 2017.  Pursuant to the court’s order, plaintiffs have filed a consolidated motion seeking approval from the court to commence the shareholder derivative suit. The Company submitted a written response to plaintiffs’ motion on December 5, 2017.

Florida Subpoena Related to Oxymorphone Products.  In January 2018, the Company received a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of Florida seeking information related to oxymorphone products which were sold by the divested generics business.  This subpoena appears to be related to a similar inquiry disclosed by Endo International plc on January 11, 2018.  It is not clear whether the subpoena was directed to the Company as a source of information or as a target of an investigation along with others.

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

WCL, Allergan Capital S.a.r.l. and Allergan Finance, LLC are guarantors of the long-term notes.  The Company anticipates future legal entity structure changes which may impact the presentation of this footnote in the near future.

Warner Chilcott Limited has revised its consolidating financial statements as previously presented in its balance sheet in Footnote 25 of the 2016 Annual Report on Form 10-K due to a change in the Company’s legal entity structure and other reclassifications that occurred during the year ended December 31, 2017.  As a result, prior period information has been recast to conform to the current period presentation.

The following financial information presents the consolidating balance sheets as of December 31, 2017 and 2016, the related statements of operations and comprehensive income / loss for the years ended December 31, 2017, 2016 and 2015 and the statements of cash flows for the years ended December 31, 2017, 2016 and 2015.

Warner Chilcott Limited

Consolidating Balance Sheets

As of December 31, 2017

($ in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
ASSETS
Current assets:
Cash and cash equivalents	$0.1	$593.1	$0.1	$-	$1,223.0	$-	$1,816.3
Marketable securities	-	400.2	-	-	4,231.9	-	4,632.1
Accounts receivable, net	-	-	-	-	2,899.0	-	2,899.0
Receivables from Parents	-	4,223.5	-	-	1,573.9	-	5,797.4
Inventories	-	-	-	-	904.5	-	904.5
Intercompany receivables	-	8,118.7	5,507.6	19.6	25,417.0	(39,062.9)	-
Prepaid expenses and other current assets	-	-	-	85.0	1,038.0	-	1,123.0
Total current assets	0.1	13,335.5	5,507.7	104.6	37,287.3	(39,062.9)	17,172.3
Property, plant and equipment, net	-	-	-	-	1,785.4	-	1,785.4
Investments and other assets	-	-	-	-	267.9	-	267.9
Investment in subsidiaries	81,282.1	87,530.6	-	110,114.8	-	(278,927.5)	-
Non current intercompany receivables	-	27,518.7	20,985.0	-	30,544.0	(79,047.7)	-
Non current receivables from Parents	-	-	-	-	3,964.0	-	3,964.0
Non current assets held for sale	-	-	-	-	81.6	-	81.6
Deferred tax assets	-	-	-	-	316.0	-	316.0
Product rights and other intangibles	-	-	-	-	54,648.3	-	54,648.3
Goodwill	-	-	-	-	49,862.9	-	49,862.9
Total assets	$81,282.2	$128,384.8	$26,492.7	$110,219.4	$178,757.4	$(397,038.1)	$128,098.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	-	0.6	202.9	89.3	5,222.8	-	5,515.6
Intercompany payables	-	12,186.2	1,828.5	11,402.3	13,645.9	(39,062.9)	-
Payables to Parents	-	-	-	-	2,340.6	-	2,340.6
Income taxes payable	-	-	-	-	74.9	-	74.9
Current portion of long-term debt and capital leases	-	-	3,475.4	-	756.4	-	4,231.8
Total current liabilities	-	12,186.8	5,506.8	11,491.6	22,040.6	(39,062.9)	12,162.9
Long-term debt and capital leases	-	-	20,985.0	2,130.1	2,728.4	-	25,843.5
Other long-term liabilities	-	0.2	-	-	886.7	-	886.9
Long-term intercompany payables	-	30,395.0	-	149.0	48,503.7	(79,047.7)	-
Other taxes payable	-	-	-	-	1,573.5	-	1,573.5
Deferred tax liabilities	-	0.2	-	-	6,349.2	-	6,349.4
Total liabilities	-	42,582.2	26,491.8	13,770.7	82,082.1	(118,110.6)	46,816.2
Total equity / (deficit)	81,282.2	85,802.6	0.9	96,448.7	96,675.3	(278,927.5)	81,282.2
Total liabilities and equity	$81,282.2	$128,384.8	$26,492.7	$110,219.4	$178,757.4	$(397,038.1)	$128,098.4

Warner Chilcott Limited

Consolidating Balance Sheets

As of December 31, 2016

($ in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
ASSETS
Current assets:
Cash and cash equivalents	$0.1	$513.9	$-	$-	$1,199.2	$-	$1,713.2
Marketable securities	-	6,351.8	-	-	5,149.7	-	11,501.5
Accounts receivable, net	-	-	-	-	2,531.0	-	2,531.0
Receivables from Parents	-	4,196.9	-	-	5,092.3	-	9,289.2
Inventories	-	-	-	-	718.0	-	718.0
Intercompany receivables	-	24,348.6	3,343.5	81.6	66,840.8	(94,614.5)	-
Prepaid expenses and other current assets	-	14.2	-	42.7	1,325.2	-	1,382.1
Total current assets	0.1	35,425.4	3,343.5	124.3	82,856.2	(94,614.5)	27,135.0
Property, plant and equipment, net	-	-	-	-	1,611.3	-	1,611.3
Investments and other assets	-	-	-	15.8	266.3	-	282.1
Investment in subsidiaries	88,093.4	89,219.0	-	108,902.4	-	(286,214.8)	-
Non current intercompany receivables	-	27,706.6	22,540.1	-	9,686.6	(59,933.3)	-
Non current receivables from Parents	-	-	-	-	3,964.0	-	3,964.0
Non current assets held for sale	-	-	-	-	27.0	-	27.0
Deferred tax assets	-	-	-	-	233.3	-	233.3
Product rights and other intangibles	-	-	-	-	62,618.6	-	62,618.6
Goodwill	-	-	-	-	46,356.1	-	46,356.1
Total assets	$88,093.5	$152,351.0	$25,883.6	$109,042.5	$207,619.4	$(440,762.6)	$142,227.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	-	-	208.9	-	4,784.4	-	4,993.3
Intercompany payables	-	55,828.8	1,652.9	9,359.1	27,773.7	(94,614.5)	-
Payables to Parents	-	334.1	-	-	1,038.7	-	1,372.8
Income taxes payable	-	-	-	-	57.8	-	57.8
Current portion of long-term debt and capital leases	-	-	1,478.1	1,197.4	122.4	-	2,797.9
Total current liabilities	-	56,162.9	3,339.9	10,556.5	33,777.0	(94,614.5)	9,221.8
Long-term debt and capital leases	-	-	22,540.1	3,079.0	4,351.7	-	29,970.8
Other long-term liabilities	-	-	-	-	1,086.0	-	1,086.0
Long-term intercompany payables	-	9,537.6	-	149.0	50,246.7	(59,933.3)	-
Other taxes payable	-	-	-	-	886.2	-	886.2
Deferred tax liabilities	-	-	-	-	12,969.1	-	12,969.1
Total liabilities	-	65,700.5	25,880.0	13,784.5	103,316.7	(154,547.8)	54,133.9
Total equity / (deficit)	88,093.5	86,650.5	3.6	95,258.0	104,302.7	(286,214.8)	88,093.5
Total liabilities and equity	$88,093.5	$152,351.0	$25,883.6	$109,042.5	$207,619.4	$(440,762.6)	$142,227.4

Warner Chilcott Limited

Consolidating Statements of Operations and Comprehensive Income / (Loss)

For the Year Ended December 31, 2017

($ in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$15,940.7	$-	$15,940.7

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	2,168.0	-	2,168.0
Research and development	-	-	-	-	2,100.1	-	2,100.1
Selling and marketing	-	-	-	-	3,514.8	-	3,514.8
General and administrative	-	-	8.6	1.1	1,392.6	-	1,402.3
Amortization	-	-	-	-	7,197.1	-	7,197.1
In-process research and development impairments	-	-	-	-	1,452.3	-	1,452.3
Asset sales and impairments, net	-	-	-	-	3,927.7	-	3,927.7
Total operating expenses	-	-	8.6	1.1	21,752.6	-	21,762.3
Operating income / (loss)	-	-	(8.6)	(1.1)	(5,811.9)	-	(5,821.6)

Non-operating income / (expense):
Interest income / (expense), net	-	845.5	116.6	(131.2)	(1,760.2)	-	(929.3)
Other income / (expense), net	-	-	(110.4)	(66.7)	(3,260.2)	-	(3,437.3)
Total other income / (expense), net	-	845.5	6.2	(197.9)	(5,020.4)	-	(4,366.6)
Income / (loss) before income taxes and noncontrolling interest	-	845.5	(2.4)	(199.0)	(10,832.3)	-	(10,188.2)
Provision / (benefit) for income taxes	-	5.0	0.3	(177.3)	(6,498.4)	-	(6,670.4)
(Earnings) / losses of equity interest subsidiaries	3,927.3	4,841.4	-	610.6	-	(9,379.3)	-
Net income / (loss) from continuing operations, net of tax	(3,927.3)	(4,000.9)	(2.7)	(632.3)	(4,333.9)	9,379.3	(3,517.8)
(Loss) from discontinued operations, net of tax	-	-	-	-	(402.9)	-	(402.9)
Net income / (loss)	(3,927.3)	(4,000.9)	(2.7)	(632.3)	(4,736.8)	9,379.3	(3,920.7)
(Income) attributable to noncontrolling interest	-	-	-	-	(6.6)	-	(6.6)
Net income / (loss) attributable to members	(3,927.3)	(4,000.9)	(2.7)	(632.3)	(4,743.4)	9,379.3	(3,927.3)
Other comprehensive (loss) / income, net of tax	2,959.1	3,153.0	-	1,823.0	2,959.1	(7,935.1)	2,959.1
Comprehensive income / (loss) attributable to members	$(968.2)	$(847.9)	$(2.7)	$1,190.7	$(1,784.3)	$1,444.2	$(968.2)

Warner Chilcott Limited

Consolidating Statements of Operations and Comprehensive Income / (Loss)

For the Year Ended December 31, 2016

($ in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$14,570.6	$-	$14,570.6

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	1,860.8	-	1,860.8
Research and development	-	-	-	-	2,575.7	-	2,575.7
Selling and marketing	-	-	-	-	3,266.4	-	3,266.4
General and administrative	-	-	-	19.8	1,330.6	-	1,350.4
Amortization	-	-	-	-	6,470.4	-	6,470.4
In-process research and development impairments	-	-	-	-	743.9	-	743.9
Asset sales and impairments, net	-	-	-	-	5.0	-	5.0
Total operating expenses	-	-	-	19.8	16,252.8	-	16,272.6
Operating income / (loss)	-	-	-	(19.8)	(1,682.2)	-	(1,702.0)

Non-operating income / (expense):
Interest income / (expense), net	-	2,255.3	3.4	(157.1)	(3,286.1)	-	(1,184.5)
Other income / (expense), net	-	-	-	-	172.2	-	172.2
Total other income / (expense), net	-	2,255.3	3.4	(157.1)	(3,113.9)	-	(1,012.3)
Income / (loss) before income taxes and noncontrolling interest	-	2,255.3	3.4	(176.9)	(4,796.1)	-	(2,714.3)
Provision / (benefit) for income taxes	-	-	0.1	66.3	(1,963.4)	-	(1,897.0)
(Earnings) / losses of equity interest subsidiaries	(15,091.1)	(9,342.8)	-	(18,837.8)	-	43,271.7	-
Net income / (loss) from continuing operations, net of tax	15,091.1	11,598.1	3.3	18,594.6	(2,832.7)	(43,271.7)	(817.3)
Income from discontinued operations, net of tax	-	-	-	-	15,914.5	-	15,914.5
Net income / (loss)	15,091.1	11,598.1	3.3	18,594.6	13,081.8	(43,271.7)	15,097.2
(Income) attributable to noncontrolling interest	-	-	-	-	(6.1)	-	(6.1)
Net income / (loss) attributable to members	15,091.1	11,598.1	3.3	18,594.6	13,075.7	(43,271.7)	15,091.1
Other comprehensive (loss) / income, net of tax	(544.3)	(419.9)	-	(2,822.2)	(544.3)	3,786.4	(544.3)
Comprehensive income / (loss) attributable to members	$14,546.8	$11,178.2	$3.3	$15,772.4	$12,531.4	$(39,485.3)	$14,546.8

Warner Chilcott Limited

Consolidating Statements of Operations and Comprehensive Income / (Loss)

For the Year Ended December 31, 2015

($ in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	-	-	-	-	12,688.1	-	12,688.1

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	2,751.8	-	2,751.8
Research and development	-	-	-	-	2,358.5	-	2,358.5
Selling and marketing	-	-	-	-	2,765.1	-	2,765.1
General and administrative	-	212.1	16.1	-	1,352.8	-	1,581.0
Amortization	-	-	-	-	5,443.7	-	5,443.7
In-process research and development impairments	-	-	-	-	511.6	-	511.6
Asset sales and impairments, net	-	-	-	-	272.0	-	272.0
Total operating expenses	-	212.1	16.1	-	15,455.5	-	15,683.7
Operating income / (loss)	-	(212.1)	(16.1)	-	(2,767.4)	-	(2,995.6)

Non-operating income / (expense):
Interest income / (expense), net	-	1,572.4	(14.6)	(168.5)	(2,572.0)	-	(1,182.7)
Other income / (expense), net	-	(265.4)	31.0	-	0.6	-	(233.8)
Total other income / (expense), net	-	1,307.0	16.4	(168.5)	(2,571.4)	-	(1,416.5)
Income / (loss) before income taxes and noncontrolling interest	-	1,094.9	0.3	(168.5)	(5,338.8)	-	(4,412.1)
Provision / (benefit) for income taxes	-	-	-	(58.3)	(1,547.6)	-	(1,605.9)
(Earnings) / losses of equity interest subsidiaries	(4,050.6)	(4,336.5)	-	(3,412.3)	-	11,799.4	-
Net income / (loss) from continuing operations, net of tax	4,050.6	5,431.4	0.3	3,302.1	(3,791.2)	(11,799.4)	(2,806.2)
Income from discontinued operations, net of tax	-	-	-	-	6,861.0	-	6,861.0
Net income / (loss)	4,050.6	5,431.4	0.3	3,302.1	3,069.8	(11,799.4)	4,054.8
(Income) attributable to noncontrolling interest	-	-	-	-	(4.2)	-	(4.2)
Net income / (loss) attributable to members	4,050.6	5,431.4	0.3	3,302.1	3,065.6	(11,799.4)	4,050.6
Other comprehensive (loss) / income, net of tax	(28.7)	24.5	-	(28.7)	(28.7)	32.9	(28.7)
Comprehensive income / (loss) attributable to members	$4,021.9	$5,455.9	$0.3	$3,273.4	$3,036.9	$(11,766.5)	$4,021.9

Warner Chilcott Limited

Consolidating Statements of Cash Flows

For the Year Ended December 31, 2017

($ in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net income / (loss)	$(3,927.3)	$(4,000.9)	$(2.7)	$(632.3)	$(4,736.8)	$9,379.3	$(3,920.7)
Reconciliation to net cash provided by / (used in) operating activities:
(Earnings) / losses of equity interest subsidiaries	3,927.3	4,841.4	-	610.6	-	(9,379.3)	-
Depreciation	-	-	-	-	171.5	-	171.5
Amortization	-	-	-	-	7,197.1	-	7,197.1
Provision for inventory reserve	-	-	-	-	102.2	-	102.2
Share-based compensation	-	-	-	-	293.3	-	293.3
Deferred income tax benefit	-	-	-	-	(7,783.1)	-	(7,783.1)
In-process research and development impairments	-	-	-	-	1,452.3	-	1,452.3
Loss / (gain) on asset sales and impairments, net	-	-	-	-	3,927.7	-	3,927.7
Net income impact of other-than-temporary loss on investment in Teva securities	-	-	-	-	3,273.5	-	3,273.5
Charge to settle Teva related matters	-	-	-	-	387.4	-	387.4
Loss on forward sale of Teva shares	-	-	-	-	62.9	-	62.9
Amortization of inventory step-up	-	-	-	-	131.7	-	131.7
Non-cash extinguishment of debt	-	-	17.6	12.2	(45.5)	-	(15.7)
Amortization of deferred financing costs	-	-	23.3	4.5	-	-	27.8
Contingent consideration adjustments, including accretion	-	-	-	-	(133.2)	-	(133.2)
Dividends from subsidiaries	1,668.2	-	-	-	-	(1,668.2)	-
Other, net	-	(10.0)	-	-	(27.0)	-	(37.0)
Changes in assets and liabilities (net of effects of acquisitions)	-	(4,228.1)	(241.5)	2,148.3	3,207.3	-	886.0
Net cash provided by / (used in) operating activities	1,668.2	(3,397.6)	(203.3)	2,143.3	7,481.3	(1,668.2)	6,023.7
Cash Flows From Investing Activities:
Additions to property, plant and equipment	-	-	-	-	(349.9)	-	(349.9)
Additions to product rights and other intangibles	-	-	-	-	(614.3)	-	(614.3)
Additions to investments	-	(4,389.6)	-	-	(5,394.2)	-	(9,783.8)
Proceeds from sale of investments and other assets	-	7,866.4	-	-	7,286.9	-	15,153.3
Proceeds from sales of property, plant and equipment	-	-	-	-	7.1	-	7.1
Acquisitions of businesses, net of cash acquired	-	-	-	-	(5,290.4)	-	(5,290.4)
Net cash (used in) / provided by investing activities	-	3,476.8	-	-	(4,354.8)	-	(878.0)
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness, including credit facility	-	-	3,020.9	-	529.1	-	3,550.0
Debt issuance and other financing costs	-	-	(17.5)	-	(3.1)	-	(20.6)
Payments on debt, including capital lease obligations and credit facility	-	-	(2,800.0)	(2,143.3)	(1,470.3)	-	(6,413.6)
Payments of contingent consideration and other financing	-	-	-	-	(511.6)	-	(511.6)
Dividends to Parents	(1,668.2)	-	-	-	(1,668.2)	1,668.2	(1,668.2)
Net cash (used in) / provided by financing activities	(1,668.2)	-	203.4	(2,143.3)	(3,124.1)	1,668.2	(5,064.0)
Effect of currency exchange rate changes on cash and cash equivalents	-	-	-	-	21.4	-	21.4
Net increase / (decrease) in cash and cash equivalents	-	79.2	0.1	-	23.8	-	103.1
Cash and cash equivalents at beginning of period	0.1	513.9	-	-	1,199.2	-	1,713.2
Cash and cash equivalents at end of period	$0.1	$593.1	$0.1	$-	$1,223.0	$-	$1,816.3

Warner Chilcott Limited

Consolidating Statements of Cash Flows

For the Year Ended December 31, 2016

($ in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net income / (loss)	$15,091.1	$11,598.1	$3.3	$18,594.6	$13,081.8	$(43,271.7)	$15,097.2
Reconciliation to net cash provided by / (used in) operating activities:
(Earnings) / losses of equity interest subsidiaries	(15,091.1)	(9,342.8)	-	(18,837.8)	-	43,271.7	-
Depreciation	-	-	-	-	155.8	-	155.8
Amortization	-	-	-	-	6,475.2	-	6,475.2
Provision for inventory reserve	-	-	-	-	181.4	-	181.4
Share-based compensation	-	-	-	-	334.5	-	334.5
Deferred income tax benefit	-	-	-	-	(1,443.9)	-	(1,443.9)
Pre-tax gain on sale of businesses to Teva	-	-	-	-	(24,511.1)	-	(24,511.1)
Non-cash tax effect of gain on sale of businesses to Teva	-	-	-	-	5,285.2	-	5,285.2
In-process research and development impairments	-	-	-	-	743.9	-	743.9
Loss / (gain) on asset sales and impairments, net	-	-	-	-	5.0	-	5.0
Amortization of inventory step-up	-	-	-	-	42.4	-	42.4
Amortization of deferred financing costs	-	23.5	23.3	4.2	-	-	51.0
Contingent consideration adjustments, including accretion	-	-	-	-	(66.8)	-	(66.8)
Dividends from subsidiaries	2,034.8	-	-	-	-	(2,034.8)	-
Other, net	-	-	-	-	(59.9)	-	(59.9)
Changes in assets and liabilities (net of effects of acquisitions)	0.1	16,536.2	473.4	237.0	(17,957.6)	-	(710.9)
Net cash provided by / (used in) operating activities	2,034.9	18,815.0	500.0	(2.0)	(17,734.1)	(2,034.8)	1,579.0
Cash Flows From Investing Activities:
Additions to property, plant and equipment	-	-	-	-	(331.4)	-	(331.4)
Additions to product rights and other intangibles	-	-	-	-	(2.0)	-	(2.0)
Sale of businesses to Teva	-	-	-	-	33,804.2	-	33,804.2
Additions to investments	-	(6,351.8)	-	-	(9,391.7)	-	(15,743.5)
Proceeds from sale of investments and other assets	-	-	-	-	7,771.6	-	7,771.6
Loans to Parents	-	(4,196.9)	-	-	(9,035.3)	-	(13,232.2)
Proceeds from sales of property, plant and equipment	-	-	-	-	33.3	-	33.3
Acquisitions of businesses, net of cash acquired	-	-	-	-	(1,198.9)	-	(1,198.9)
Net cash (used in) / provided by investing activities	-	(10,548.7)	-	-	21,649.8	-	11,101.1
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness, including credit facility	-	1,050.0	-	-	-	-	1,050.0
Payments on debt, including capital lease obligations and credit facility	-	(8,815.9)	(500.0)	-	(1,532.8)	-	(10,848.7)
Payments of contingent consideration and other financing	-	-	-	-	(161.1)	-	(161.1)
Dividends to Parents	(2,034.8)	-	-	-	(2,034.8)	2,034.8	(2,034.8)
Net cash (used in) / provided by financing activities	(2,034.8)	(7,765.9)	(500.0)	-	(3,728.7)	2,034.8	(11,994.6)
Effect of currency exchange rate changes on cash and cash equivalents	-	-	-	-	(8.5)	-	(8.5)
Net increase / (decrease) in cash and cash equivalents	0.1	500.4	-	(2.0)	178.5	-	677.0
Cash and cash equivalents at beginning of period	-	13.5	-	2.0	1,020.7	-	1,036.2
Cash and cash equivalents at end of period	$0.1	$513.9	$-	$-	$1,199.2	$-	$1,713.2

Warner Chilcott Limited

Consolidating Statements of Cash Flows

For the Year Ended December 31, 2015

($ in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net income / (loss)	$4,050.6	$5,431.4	$0.3	$3,302.1	$3,069.8	$(11,799.4)	$4,054.8
Reconciliation to net cash provided by / (used in) operating activities:
(Earnings) / losses of equity interest subsidiaries	(4,050.6)	(4,336.5)	-	(3,412.3)	-	11,799.4	-
Depreciation	-	-	-	0.2	218.1	-	218.3
Amortization	-	-	-	-	5,777.0	-	5,777.0
Provision for inventory reserve	-	-	-	-	140.9	-	140.9
Share-based compensation	-	-	-	51.6	638.8	-	690.4
Deferred income tax benefit	-	-	-	-	(7,380.1)	-	(7,380.1)
In-process research and development impairments	-	-	-	-	511.6	-	511.6
Loss / (gain) on asset sales and impairments, net	-	-	-	-	334.4		334.4
Amortization of inventory step-up	-	-	-	-	1,192.9	-	1,192.9
Amortization of deferred financing costs	-	272.5	20.9	4.1	0.8	-	298.3
Contingent consideration adjustments, including accretion	-	-	-	-	108.8	-	108.8
Dividends from subsidiaries	208.1	208.1	-	-	-	(416.2)	-
Other, net	-	-	-	-	66.4	-	66.4
Changes in assets and liabilities (net of effects of acquisitions)	(0.1)	(370.6)	122.5	97.7	(1,199.2)	-	(1,349.7)
Net cash provided by / (used in) operating activities	208.0	1,204.9	143.7	43.4	3,480.2	(416.2)	4,664.0
Cash Flows From Investing Activities:
Additions to property, plant and equipment	-	-	-	(42.9)	(412.0)	-	(454.9)
Additions to product rights and other intangibles	-	-	-	-	(154.7)	-	(154.7)
Additions to investments	(9,000.8)	(9,000.8)	-	-	(24.3)	18,001.6	(24.3)
Proceeds from sale of investments and other assets	-	-	-	-	883.0	-	883.0
Proceeds from sales of property, plant and equipment	-	-	-	-	140.1	-	140.1
Acquisitions of businesses, net of cash acquired	-	-	-	-	(37,510.1)	-	(37,510.1)
Net cash (used in) / provided by investing activities	(9,000.8)	(9,000.8)	-	(42.9)	(37,078.0)	18,001.6	(37,120.9)
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness, including credit facility	-	9,110.0	20,955.6	-	72.1	-	30,137.7
Financing structure and other activity with affiliates	-	(5,500.0)	(20,955.6)	-	26,455.6	-	-
Debt issuance and other financing costs	-	(167.1)	(143.7)	-	-	-	(310.8)
Payments on debt, including capital lease obligations and credit facility	-	(4,431.7)	-	-	(702.5)	-	(5,134.2)
Payments of contingent consideration and other financing	-	-	-	-	(230.1)	-	(230.1)
Dividends to Parents	(208.1)	(208.1)	-	-	(208.1)	416.2	(208.1)
Contributions from Parents	9,000.8	9,000.8	-	-	9,000.8	(18,001.6)	9,000.8
Net cash provided by / (used in) financing activities	8,792.7	7,803.9	(143.7)	-	34,387.8	(17,585.4)	33,255.3
Effect of currency exchange rate changes on cash and cash equivalents	-	-	-	-	(6.5)	-	(6.5)
Net increase / (decrease) in cash and cash equivalents	(0.1)	8.0	-	0.5	783.5	-	791.9
Cash and cash equivalents at beginning of period	0.1	5.5	-	1.5	237.2	-	244.3
Cash and cash equivalents at end of period	$-	$13.5	$-	$2.0	$1,020.7	$-	$1,036.2

NOTE 26 — Compensation

The following table represents compensation costs for the years ended December 31, 2017, 2016 and 2015 ($ in millions):

	Year Ended December 31,
	2017	2016	2015
Wages and salaries	$1,892.8	$2,108.7	$2,252.3
Stock-based compensation	308.0	396.1	925.7
Pensions	82.7	156.8	99.9
Social welfare	150.4	165.0	185.1
Other benefits	265.1	321.0	271.6
Total	$2,699.0	$3,147.6	$3,734.6
Amount included in continuing operations	$2,699.0	$2,578.4	$2,597.7
Amount included in discontinued operations	$-	$569.2	$1,136.9

NOTE 27 — Concentration

The Company considers there to be a concentration risk for customers that account for 10% or more of their third party revenues. The following table illustrates any customer which accounted for 10% or more of our annual revenues within the U.S. and Canada in any of the past three fiscal years and the respective percentage of our revenues for which they account for each of the last three years:

Customer	2017	2016	2015
McKesson Corporation	23%	23%	27%
Cardinal Health, Inc.	19%	18%	20%
AmerisourceBergen Corporation	19%	18%	19%

Changes in the mix of concentration amongst the Company’s largest customers are due, in part, to the impact of acquisitions as well as changes in the supply chain of our indirect customers.  No other country outside the U.S. and Canada had 10% or more of global sales.

The Company’s accounts receivable primarily arise from product sales in North America and Europe and primarily represent amounts due from wholesalers, distributors, drug store chains and service providers in the health care and pharmaceutical industries, public hospitals and other government entities. Approximately 58% and 59% of the gross accounts receivable balance are concentrated among the Company’s three largest customers as of December 31, 2017 and 2016, respectively. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential uncollectible accounts. Actual losses from uncollectible accounts have been minimal.

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

Certain of the Company’s finished products and raw materials are obtained from single source suppliers. Although the Company seeks to identify more than one source for its various finished products and raw materials, loss of a single source supplier could have an adverse effect on the Company’s results of operations, financial condition and cash flows. Further, a second source supplier may not be able to produce the same volumes of inventory as the Company’s primary supplier. No third party manufacturer accounted for 10% or more of the Company’s products sold based on third-party revenues for the year ended December 31, 2017.

NOTE 28 — Subsequent Events

Elastagen Pty Ltd

On February 6, 2018, the Company completed the acquisition of Elastagen Pty Ltd for approximately $95.0 million, which was accounted for as an asset acquisition and expensed as a component of R&D during the first quarter of 2018.  Under the terms of the agreement, Elastagen Pty Ltd is eligible to receive additional consideration of up to $165.0 million.

Repros Therapeutics, Inc.

On January 31, 2018, the Company completed the acquisition of Repros Therapeutics, Inc. for approximately $31.0 million, which was accounted for as an asset acquisition and expensed as a component of R&D during the first quarter of 2018.

Schedule II

Allergan plc

Warner Chilcott Limited

Valuation and Qualifying Accounts

Years Ended December 31, 2017, 2016 and 2015

($ in millions)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Write-offs	Other*	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2017	$75.7	$11.6	$(1.7)	$7.4	$93.0
Year ended December 31, 2016	$80.6	$3.5	$(8.4)	$-	$75.7
Year ended December 31, 2015	$4.8	$8.4	$(7.3)	$74.7	$80.6
Tax valuation allowance:
Year ended December 31, 2017	$183.9	$230.1	$-	$(10.2)	$403.8
Year ended December 31, 2016	$196.2	$183.8	$-	$(196.1)	$183.9
Year ended December 31, 2015	$474.0	$(335.6)	$-	$57.8	$196.2
*Includes opening balances of businesses acquired in the period and reclasses to assets held for sale.

SUPPLEMENTARY DATA (UNAUDITED)

Selected unaudited quarterly consolidated financial data and market price information are shown below ($ in millions except per share data):

		For Three Month Periods Ended
	Year Ended 12/31/2017	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017
Net revenues	$15,940.7	$4,326.1	$4,034.3	$4,007.4	$3,572.9
Net income/(loss)	$(4,118.9)	$3,123.2	$(3,954.0)	$(723.9)	$(2,564.2)
Basic earnings per share	(13.19)	9.21	(12.07)	(2.37)	(7.86)
Diluted earnings per share	(13.19)	8.88	(12.07)	(2.37)	(7.86)
Market price per share:
High		$210.98	$256.15	$248.91	$249.32
Low		$163.58	$202.66	$218.73	$210.80

		For Three Month Periods Ended
	Year Ended 12/31/2016	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016
Net revenues	$14,570.6	$3,864.3	$3,622.2	$3,684.8	$3,399.3
Net income/(loss)	$14,979.5	$1.2	$15,221.8	$(499.9)	$256.4
Basic earnings per share	38.18	(0.20)	38.58	(1.44)	0.47
Diluted earnings per share	38.18	(0.20)	38.58	(1.44)	0.47
Market price per share:
High		$244.66	$261.27	$277.96	$310.83
Low		$184.50	$228.68	$195.50	$261.60