Form 10-Q
period 2018-03-31
Allergan plc; Warner Chilcott Ltd
filed 2018-05-03
CIK 1578845, 1620602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number	Exact name of registrant as specified in its charter, principal office and address and telephone number	State of incorporation or organization	I.R.S. Employer Identification No.
001-36867	Allergan plc Clonshaugh Business and Technology Park Coolock, Dublin, D17 E400, Ireland (862) 261-7000	Ireland	98-1114402

001-36887	Warner Chilcott Limited Canon’s Court	Bermuda	98-0496358
22 Victoria Street
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

Number of shares of Allergan plc’s Ordinary Shares outstanding on April 27, 2018: 339,063,627. There is no trading market for securities of Warner Chilcott Limited, all of which are indirectly wholly owned by Allergan plc.

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

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

ALLERGAN PLC

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except par value)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$994.8	$1,817.2
Marketable securities	1,037.4	4,632.1
Accounts receivable, net	2,639.2	2,899.0
Inventories	948.4	904.5
Prepaid expenses and other current assets	773.5	1,123.9
Total current assets	6,393.3	11,376.7
Property, plant and equipment, net	1,769.5	1,785.4
Investments and other assets	267.1	267.9
Non current assets held for sale	71.8	81.6
Deferred tax assets	893.6	319.1
Product rights and other intangibles	52,566.5	54,648.3
Goodwill	50,059.5	49,862.9
Total assets	$112,021.3	$118,341.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,072.3	$5,541.4
Income taxes payable	117.5	74.9
Current portion of long-term debt and capital leases	626.2	4,231.8
Total current liabilities	5,816.0	9,848.1
Long-term debt and capital leases	25,936.4	25,843.5
Other long-term liabilities	826.8	886.9
Other taxes payable	1,555.7	1,573.9
Deferred tax liabilities	5,540.4	6,352.4
Total liabilities	39,675.3	44,504.8
Commitments and contingencies (Refer to Note 19)
Equity:
Preferred shares, $0.0001 par value per share, zero and 5.1 million shares authorized, issued and outstanding, respectively	$-	$4,929.7
Ordinary shares; $0.0001 par value per share; 1,000.0 million shares authorized, 339.0 million and 330.2 million shares issued and outstanding, respectively	-	-
Additional paid-in capital	57,486.9	54,013.5
Retained earnings	12,799.5	12,957.2
Accumulated other comprehensive income	2,041.5	1,920.7
Total shareholders’ equity	72,327.9	73,821.1
Noncontrolling interest	18.1	16.0
Total equity	72,346.0	73,837.1
Total liabilities and equity	$112,021.3	$118,341.9

See accompanying Notes to the Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Net revenues	$3,672.1	$3,572.9
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	522.8	450.4
Research and development	474.7	759.9
Selling and marketing	800.0	869.1
General and administrative	295.9	316.1
Amortization	1,697.6	1,736.0
In-process research and development impairments	522.0	340.0
Asset sales and impairments, net	13.1	7.4
Total operating expenses	4,326.1	4,478.9
Operating (loss)	(654.0)	(906.0)

Interest income	17.3	25.3
Interest (expense)	(250.6)	(289.7)
Other (expense) / income, net	(78.8)	(1,922.8)
Total other (expense), net	(312.1)	(2,187.2)
(Loss) before income taxes and noncontrolling interest	(966.1)	(3,093.2)
(Benefit) for income taxes	(682.2)	(532.1)
Net (loss) from continuing operations, net of tax	(283.9)	(2,561.1)
(Loss) from discontinued operations, net of tax	-	(3.1)
Net (loss)	(283.9)	(2,564.2)
(Income) attributable to noncontrolling interest	(2.2)	(1.0)
Net (loss) attributable to shareholders	(286.1)	(2,565.2)
Dividends on preferred shares	46.4	69.6
Net (loss) attributable to ordinary shareholders	$(332.5)	$(2,634.8)

(Loss) per share attributable to ordinary shareholders - basic:
Continuing operations	$(0.99)	$(7.85)
Discontinued operations	-	(0.01)
Net (loss) per share - basic	$(0.99)	$(7.86)
(Loss) per share attributable to ordinary shareholders - diluted:
Continuing operations	$(0.99)	$(7.85)
Discontinued operations	-	(0.01)
Net (loss) per share - diluted	$(0.99)	$(7.86)

Dividends per ordinary share	$0.72	$0.70

Weighted average shares outstanding:
Basic	334.6	335.1
Diluted	334.6	335.1

See accompanying Notes to the Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

(Unaudited; in millions)

	Three Months Ended March 31,
	2018	2017
Net (loss)	$(283.9)	$(2,564.2)
Other comprehensive income / (loss)
Foreign currency translation gains	183.8	162.6
Net impact of other-than-temporary loss on investment in Teva securities	-	1,599.4
Unrealized (losses), net of tax	-	(1.9)
Impact of ASU No. 2016-01, net of tax	(63.0)	-
Total other comprehensive income, net of tax	120.8	1,760.1
Comprehensive (loss)	(163.1)	(804.1)
Comprehensive (income) attributable to noncontrolling interest	(2.2)	(1.0)
Comprehensive (loss) attributable to ordinary shareholders	$(165.3)	$(805.1)

See accompanying Notes to the Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities:
Net (loss)	$(283.9)	$(2,564.2)
Reconciliation to net cash provided by operating activities:
Depreciation	56.1	41.6
Amortization	1,697.6	1,736.0
Provision for inventory reserve	14.2	23.9
Share-based compensation	72.5	62.7
Deferred income tax benefit	(1,026.4)	(712.8)
In-process research and development impairments	522.0	340.0
Loss on asset sales and impairments, net	13.1	7.4
Net income impact of other-than-temporary loss on investment in Teva securities	-	1,978.0
Loss on Teva securities	77.7	-
Amortization of inventory step-up	-	27.9
Amortization of deferred financing costs	6.3	6.7
Contingent consideration adjustments, including accretion	5.3	30.7
Other, net	6.5	(18.8)
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	259.1	53.2
Decrease / (increase) in inventories	(52.7)	(50.5)
Decrease / (increase) in prepaid expenses and other current assets	(0.6)	2.5
Increase / (decrease) in accounts payable and accrued expenses	(231.6)	(363.7)
Increase / (decrease) in income and other taxes payable	336.6	123.8
Increase / (decrease) in other assets and liabilities	(13.5)	(1.1)
Net cash provided by operating activities	1,458.3	723.3
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(46.4)	(33.2)
Additions to product rights and other intangibles	-	(346.3)
Additions to investments	(1,455.9)	(6,387.9)
Proceeds from sale of investments and other assets	4,889.5	9,655.3
Payments to settle Teva related matters	(466.0)	-
Proceeds from sales of property, plant and equipment	11.1	0.7
Acquisitions of businesses, net of cash acquired	-	(2,874.4)
Net cash provided by investing activities	2,932.3	14.2
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness, including credit facility	709.0	-
Proceeds from Forward Sale of Teva securities	372.3	-
Payments on debt, including capital lease obligations and credit facility	(4,322.1)	(1,015.9)
Proceeds from stock plans	35.5	52.6
Other financing, including contingent consideration	(9.3)	(76.3)
Payments to settle Teva related matters	(234.0)	-
Repurchase of ordinary shares	(1,439.6)	(29.5)
Dividends paid	(319.5)	(305.8)
Net cash (used in) financing activities	(5,207.7)	(1,374.9)
Effect of currency exchange rate changes on cash and cash equivalents	(5.3)	6.3
Net (decrease) in cash and cash equivalents	(822.4)	(631.1)
Cash and cash equivalents at beginning of period	1,817.2	1,724.0
Cash and cash equivalents at end of period	$994.8	$1,092.9
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Income taxes other, net of refunds	$35.7	$55.0
Interest	$344.4	$420.0
Schedule of Non-Cash Investing and Financing Activities:
Conversion of mandatory convertible preferred shares	$4,929.7	$-
Dividends accrued	$1.4	$24.6

See accompanying Notes to the Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$994.3	$1,816.3
Marketable securities	1,037.4	4,632.1
Accounts receivable, net	2,639.2	2,899.0
Receivables from Parents	5,693.6	5,797.4
Inventories	948.4	904.5
Prepaid expenses and other current assets	772.8	1,123.0
Total current assets	12,085.7	17,172.3
Property, plant and equipment, net	1,769.5	1,785.4
Investments and other assets	267.1	267.9
Non current receivables from Parents	3,964.0	3,964.0
Non current assets held for sale	71.8	81.6
Deferred tax assets	890.5	316.0
Product rights and other intangibles	52,566.5	54,648.3
Goodwill	50,059.5	49,862.9
Total assets	$121,674.6	$128,098.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,945.1	$5,515.6
Payables to Parents	2,390.3	2,340.6
Income taxes payable	118.1	74.9
Current portion of long-term debt and capital leases	626.2	4,231.8
Total current liabilities	8,079.7	12,162.9
Long-term debt and capital leases	25,936.4	25,843.5
Other long-term liabilities	826.8	886.9
Other taxes payable	1,555.3	1,573.5
Deferred tax liabilities	5,537.4	6,349.4
Total liabilities	41,935.6	46,816.2
Commitments and contingencies (Refer to Note 19)
Equity:
Members' capital	72,935.1	72,935.1
Retained earnings	4,744.3	6,410.4
Accumulated other comprehensive income	2,041.5	1,920.7
Total members’ equity	79,720.9	81,266.2
Noncontrolling interest	18.1	16.0
Total equity	79,739.0	81,282.2
Total liabilities and equity	$121,674.6	$128,098.4

See accompanying Notes to the Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions)

	Three Months Ended March 31,
	2018	2017
Net revenues	$3,672.1	$3,572.9
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	522.8	450.4
Research and development	474.7	759.9
Selling and marketing	800.0	869.1
General and administrative	294.1	314.3
Amortization	1,697.6	1,736.0
In-process research and development impairments	522.0	340.0
Asset sales and impairments, net	13.1	7.4
Total operating expenses	4,324.3	4,477.1
Operating (loss)	(652.2)	(904.2)

Interest income	70.3	51.4
Interest (expense)	(250.6)	(289.7)
Other (expense) / income, net	(78.8)	(1,922.8)
Total other (expense), net	(259.1)	(2,161.1)
(Loss) before income taxes and noncontrolling interest	(911.3)	(3,065.3)
(Benefit) for income taxes	(682.2)	(532.1)
Net (loss) from continuing operations, net of tax	(229.1)	(2,533.2)
(Loss) from discontinued operations, net of tax	-	(3.1)
Net (loss)	(229.1)	(2,536.3)
(Income) attributable to noncontrolling interest	(2.2)	(1.0)
Net (loss) attributable to members	$(231.3)	$(2,537.3)

See accompanying Notes to the Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

(Unaudited; in millions)

	Three Months Ended March 31,
	2018	2017
Net (loss)	$(229.1)	$(2,536.3)
Other comprehensive income / (loss)
Foreign currency translation gains	183.8	162.6
Net impact of other-than-temporary loss on investment in Teva securities	-	1,599.4
Unrealized (losses), net of tax	-	(1.9)
Impact of ASU No. 2016-01, net of tax	(63.0)	-
Total other comprehensive income, net of tax	120.8	1,760.1
Comprehensive (loss)	(108.3)	(776.2)
Comprehensive (income) attributable to noncontrolling interest	(2.2)	(1.0)
Comprehensive (loss) attributable to members	$(110.5)	$(777.2)

See accompanying Notes to the Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities:
Net (loss)	$(229.1)	$(2,536.3)
Reconciliation to net cash provided by operating activities:
Depreciation	56.1	41.6
Amortization	1,697.6	1,736.0
Provision for inventory reserve	14.2	23.9
Share-based compensation	72.5	62.7
Deferred income tax benefit	(1,026.4)	(712.8)
In-process research and development impairments	522.0	340.0
Loss on asset sales and impairments, net	13.1	7.4
Net income impact of other-than-temporary loss on investment in Teva securities	-	1,978.0
Loss on Teva securities	77.7	-
Amortization of inventory step up	-	27.9
Amortization of deferred financing costs	6.3	6.7
Contingent consideration adjustments, including accretion	5.3	30.7
Other, net	6.5	(18.8)
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	259.1	53.2
Decrease / (increase) in inventories	(52.7)	(50.5)
Decrease / (increase) in prepaid expenses and other current assets	0.1	5.7
Increase / (decrease) in accounts payable and accrued expenses	(229.1)	(334.3)
Increase / (decrease) in income and other taxes payable	336.6	123.8
Increase / (decrease) in other assets and liabilities, including receivable / payable with Parents	64.8	(29.7)
Net cash provided by operating activities	1,594.6	755.2
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(46.4)	(33.2)
Additions to product rights and other intangibles	-	(346.3)
Additions to investments	(1,455.9)	(6,387.9)
Proceeds from the sale of investments and other assets	4,889.5	9,655.3
Payments to settle Teva related matters	(466.0)	-
Proceeds from sales of property, plant and equipment	11.1	0.7
Acquisitions of businesses, net of cash acquired	-	(2,874.4)
Net cash provided by investing activities	2,932.3	14.2
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness, including credit facility	709.0	-
Proceeds from Forward Sale of Teva securities	372.3	-
Payments on debt, including capital lease obligations and credit facility	(4,322.1)	(1,015.9)
Other financing, including contingent consideration	(9.3)	(76.3)
Payments to settle Teva related matters	(234.0)	-
Dividends to Parents	(1,859.5)	(305.8)
Net cash (used in) financing activities	(5,343.6)	(1,398.0)
Effect of currency exchange rate changes on cash and cash equivalents	(5.3)	6.3
Net (decrease) in cash and cash equivalents	(822.0)	(622.3)
Cash and cash equivalents at beginning of period	1,816.3	1,713.2
Cash and cash equivalents at end of period	$994.3	$1,090.9
Schedule of Non-Cash Investing and Financing Activities:
Non-cash dividends to Parents	$-	$4,203.9

See accompanying Notes to the Consolidated Financial Statements

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

The accompanying consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2017 (“Annual Report”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted from the accompanying consolidated financial statements. The accompanying year end consolidated balance sheet was derived from the audited financial statements included in the Annual Report. The accompanying interim financial statements are unaudited and reflect all adjustments which are in the opinion of management necessary for a fair statement of the Company’s consolidated financial position, results of operations, comprehensive (loss) / income and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. All intercompany transactions and balances have been eliminated in consolidation. The Company’s results of operations, comprehensive (loss) and cash flows for the interim periods are not necessarily indicative of the results of operations, comprehensive (loss) and cash flows that it may achieve in future periods.

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

	As of March 31, 2018			As of December 31, 2017
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
Cash and cash equivalents	$994.8	$994.3	$0.5	$1,817.2	$1,816.3	$0.9
Prepaid expenses and other current assets	773.5	772.8	0.7	1,123.9	1,123.0	0.9
Deferred tax assets	893.6	890.5	3.1	319.1	316.0	3.1
Accounts payable and accrued liabilities	5,072.3	4,945.1	127.2	5,541.4	5,515.6	25.8
Other taxes payables	1,555.7	1,555.3	0.4	1,573.9	1,573.5	0.4
Deferred tax liabilities	5,540.4	5,537.4	3.0	6,352.4	6,349.4	3.0
Total equity	72,346.0	79,739.0	(7,393.0)	73,837.1	81,282.2	(7,445.1)

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
General and administrative expenses	$295.9	$294.1	$1.8	$316.1	$314.3	$1.8
Operating (loss)	(654.0)	(652.2)	(1.8)	(906.0)	(904.2)	(1.8)
Interest income	17.3	70.3	(53.0)	25.3	51.4	(26.1)
(Loss) before income taxes and noncontrolling interest	(966.1)	(911.3)	(54.8)	(3,093.2)	(3,065.3)	(27.9)
Net (loss) from continuing operations, net of tax	(283.9)	(229.1)	(54.8)	(2,561.1)	(2,533.2)	(27.9)
Net (loss)	(283.9)	(229.1)	(54.8)	(2,564.2)	(2,536.3)	(27.9)
Dividends on preferred shares	46.4	-	46.4	69.6	-	69.6
Net (loss) attributable to ordinary shareholders/members	(332.5)	(231.3)	(101.2)	(2,634.8)	(2,537.3)	(97.5)

The difference between general and administrative expenses in the three months ended March 31, 2018 and 2017 was due to corporate related expenses incurred at Allergan plc.  The difference between accounts payable and accrued liabilities primarily relates to accruals for the Company’s share repurchase program and dividends payable which are held by Allergan plc.  Movements in equity are due to historical differences in the results of operations of the companies and differences in equity awards.

As of March 31, 2018 and December 31, 2017, Warner Chilcott Limited had $5.7 billion and $5.8 billion in Receivables from Parents, respectively. As of March 31, 2018 and December 31, 2017, Warner Chilcott Limited had $4.0 billion and $4.0 billion in Non-current Receivables from Parents, respectively.  These receivables related to intercompany loans between Allergan plc and each of Allergan Capital S.à.r.l.  and Forest Finance B.V., subsidiaries of Warner Chilcott Limited.  These loans are interest-bearing loans with varying term dates.  Total interest income recognized during the three months ended March 31, 2018 and 2017 was $53.0 million and $26.1 million, respectively.

NOTE 3 — Summary of Significant Accounting Policies

The following are interim updates to certain of the policies described in “Note 4” of the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2017 included in the Annual Report.

Reclassifications

On January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers" (“Topic 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting practices.  The impact to revenues for the quarter ended March 31, 2018 was not significant as a result of the adoption.  The adoption of this guidance does not have a material impact on the Company’s financial position or results of operations as the Company’s sales primarily relate to standard bill and ship terms of pharmaceutical products to customers.

Under Topic 606, the Company will apply the practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs will be included in selling, general, and administrative expenses which are consistent with the accounting prior to the adoption of Topic 606. The Company will also elect to use the practical expedient to not adjust the promised amount of consideration for the effects of the time value of money for contracts in which the anticipated period between when the Company transfers the goods or services to the customer and when the customer pays is equal to one year or less.

On January 1, 2018, the Company adopted ASU No. 2016-01, which changed the requirement to require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income.

On January 1, 2018, the Company adopted ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Previously, GAAP prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition was an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. The amendment to the guidance eliminated the exception for an intra-entity transfer of an asset other than inventory and required an entity to recognize the income tax consequences when the transfer occurs.

The following represents the impact on the Company's Consolidated Balance Sheet as a result of the adoption on January 1, 2018 of the following accounting pronouncements ($ in millions):

	Increase / (decrease)
Pronouncement	Accounts receivable, net	Prepaid expenses and other current assets	Accounts payable and accrued expenses	Deferred tax liabilities	Retained earnings	Accumulated other comprehensive income / (loss)
Accounting Standards Update No. 2014-09	$1.9	$-	$(3.6)	$-	$5.5	$-
Accounting Standards Update No. 2016-01	$-	$-	$-	$-	$63.0	$(63.0)
Accounting Standards Update No. 2016-16	$-	$(44.8)	$-	$(401.0)	$356.2	$-

On January 1, 2018, the Company adopted ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. This standard amends and adjusts how cash receipts and cash payments are presented and classified in the statement of cash flows. As a result of the guidance, the Company will retrospectively apply the standard which will reclassify debt extinguishment costs from cash flows from operating activities to cash flows from financing activities.  As a result of the guidance cash flows from operating activities will increase by $205.6 million and cash flows from financing activities will decrease by $205.6 million for the year ended December 31, 2017.

Revenue Recognition

General

Topic 606 provides that revenues are recognized when control of the promised goods under a contract is transferred to a customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods as specified in the underlying terms with the customer. The Company warrants products against defects and for specific quality standards, permitting the return of products under certain circumstances. Product sales are recorded net of all sales-related deductions including, but not limited to: chargebacks, trade discounts, sales returns and allowances, commercial and government rebates, customer loyalty programs and fee-for-service arrangements with certain distributors, which we refer to in the aggregate as “SRA” allowances.

The Company’s performance obligations are satisfied when control of the products is transferred to the customer. Transfer of control is based on contractual performance obligations, but typically occurs upon receipt of the goods by the customer.

Prior to performance obligations being achieved, shipping and handling costs associated with outbound freight for a product to be transferred to a customer are accounted for as a fulfillment cost and are included in selling and marketing expenses.

Other revenues earned are mainly comprised of royalty income from licensing of intellectual property. Royalty income is recognized when the customer’s subsequent sale occurs.

Refer to “NOTE 8 –Reportable Segments” for our revenues disaggregated by product and segment and our revenues disaggregated by geography for our international segment.  We believe this level of disaggregation best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Significant Payment Terms

A contract with a customer states the final terms of the sale, including the description, quantity, and price of each product purchased. The Company’s payment terms vary by the type and location of the customer and the products offered. A customer agrees to a stated rate and price in the contract and given that most of the products sold contain variable consideration, the amount of revenue recognized incorporates adjustments for SRAs as appropriate.

Determining the Transaction Price

The Company offers discounts and rebates to certain customers who participate in various programs that are referred to as gross-to-net sales adjustments (“Provisions for SRAs”) as described further below. Such activity is included as part of the Company’s estimate of the transaction price and is accounted for as a reduction to gross sales. At time of sale, the Company records the related SRA adjustments to sales based on historical experience, agreements in place and an estimate for claims incurred but not yet paid or credited. The Company performs a level of validation each period to assess the adequacy of the liability or contra receivable recorded to reflect actual activity and will adjust the reserve balance accordingly.

Provisions for SRAs

As is customary in the pharmaceutical industry, certain customers may receive cash-based incentives or credits, which are variable consideration accounted for as SRAs. The Company estimates these amounts based on the expected amount to be provided to customers, which reduces the revenues recognized. The Company believes that there will not be significant changes to our estimates of variable consideration. The Company uses a variety of methods to assess the adequacy of the SRA reserves to ensure that our financial statements are fairly stated.  These provisions are estimated based on historical payment experience, historical relationship of the deductions to gross product revenues, government regulations, estimated utilization or redemption rates, estimated customer inventory levels and current contract sales terms. The estimation process used to determine our SRA provisions has been applied on a consistent basis and no material revenue adjustments have been necessary to increase or decrease our reserves for SRA as a result of a significant change in underlying estimates.

Chargebacks — A chargeback represents an amount payable in the future to a wholesaler for the difference between the invoice price paid by such wholesaler customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product. The chargeback provision and related reserve varies with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventories. The provision for chargebacks also takes into account an estimate of the expected wholesaler sell-through levels to indirect customers at certain contract prices. The Company validates the chargeback accrual quarterly through a review of the inventory reports obtained from our largest wholesale customers. This customer inventory information is used to verify the estimated liability for future chargeback claims based on historical chargeback and contract rates. These large wholesalers represent the vast majority of the recipients of the Company’s chargeback payments. We continually monitor current pricing trends and wholesaler inventory levels to ensure the liability for future chargebacks is fairly stated.

Rebates — Rebates include volume related incentives to direct and indirect customers, third-party managed care and Medicare Part D rebates, Medicaid rebates and other government rebates. Rebates are accrued based on an estimate of claims to be paid for product sold into trade by the Company. Volume rebates are generally contractually offered to customers as an incentive to use the Company’s products and to encourage greater product sales. These rebate programs include contracted rebates based on customers’ purchases made during an applicable monthly, quarterly or annual period. The provision for third-party rebates is estimated based on our customers’ contracted rebate programs and the Company’s historical experience of rebates paid. Any significant changes to our customer rebate programs are considered in establishing the provision for rebates. The provisions for government rebates are based, in part, upon historical experience of claims submitted by the various states and authorities, contractual terms and government regulations. We monitor legislative changes to determine what impact such legislation may have on our provision.

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

Promotional allowances are credits that are issued in connection with a product launch or as an incentive for customers to carry our product with no discernable benefit offered to Allergan. The Company establishes a reserve for promotional allowances based upon contractual terms.

Loyalty cards allow the end user patients a discount per prescription and are accrued based on historical experience, contract terms and the volume of product and cards in the distribution channel.

The following table summarizes the activity from continuing operations in the Company’s major categories of SRA ($ in millions):

	Chargebacks	Rebates	Returns and Other Allowances	Cash Discounts	Total
Balance at December 31, 2017	$77.2	$1,799.2	$517.6	$36.5	$2,430.5
Provision related to sales in 2018	278.6	1,237.1	444.9	74.5	2,035.1
Credits and payments	(280.3)	(1,252.4)	(419.6)	(81.3)	(2,033.6)
Balance at March 31, 2018	$75.5	$1,783.9	$542.9	$29.7	$2,432.0
Contra accounts receivable at March 31, 2018	$75.5	$71.3	$51.9	$29.7	$228.4
Accounts payable and accrued expenses at March 31, 2018	$-	$1,712.6	$491.0	$-	$2,203.6

The following table summarizes the balance sheet classification of our SRA reserves ($ in millions):

	March 31, 2018	December 31, 2017
Contra accounts receivable	$228.4	$250.6
Accounts payable and accrued expenses	2,203.6	2,179.9
Total	$2,432.0	$2,430.5

The SRA provisions recorded to reduce gross product sales to net product sales, excluding discontinued operations, were as follows ($ in millions):

	Three Months Ended March 31,
	2018	2017
Gross product sales	$5,616.1	$5,382.4
Provisions to reduce gross product sales to net product sales	(2,035.1)	(1,892.6)
Net product sales	$3,581.0	$3,489.8
Percentage of SRA provisions to gross sales	36.2%	35.2%

Collectability Assessment

At contract inception or at customer account set up, the Company performs a collectability assessment on the creditworthiness of its customers. The Company assesses the probability that the Company will collect the consideration to which it will be entitled in exchange for the goods sold. In evaluating collectability, the Company considers the customer’s ability and intention to pay consideration when it is due. On a recurring basis, the Company estimates the amount of uncollectible receivables to reflect allowances for doubtful accounts.

Practical Expedients and Exemptions

The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.

The Company does not adjust the promised amount of consideration for the effects of the time value of money for contracts in which the anticipated period between when the Company transfers the goods or services to the customer and when the customer pays is equal to one year or less.

The Company chose not to elect the remaining practical expedients.

Earnings Per Share (“EPS”)

The Company computes EPS in accordance with Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share” (“ASC 260”) and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. Basic EPS is computed by dividing net (loss) by the weighted average ordinary shares outstanding during a period. Diluted EPS is based on the treasury stock method and includes the effect from potential issuance of ordinary shares, such as shares issuable pursuant to the exercise of stock options and restricted stock units. Diluted EPS also includes the impact of ordinary share equivalents issued upon the mandatory conversion of the Company’s preferred shares which occurred on March 1, 2018.  Ordinary share equivalents have been excluded where their inclusion would be anti-dilutive to continuing operations.

A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following ($ in millions, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Net (loss):
Net (loss) attributable to ordinary shareholders excluding income from discontinued operations, net of tax	$(332.5)	$(2,631.7)
(Loss) from discontinued operations, net of tax	-	(3.1)
Net (loss) attributable to ordinary shareholders	$(332.5)	$(2,634.8)

Basic weighted average ordinary shares outstanding	334.6	335.1

Basic EPS:
Continuing operations	$(0.99)	$(7.85)
Discontinued operations	$-	$(0.01)
Net (loss) per share	$(0.99)	$(7.86)

Dividends per ordinary share	$0.72	$0.70

Diluted weighted average ordinary shares outstanding	334.6	335.1

Diluted EPS:
Continuing operations	$(0.99)	$(7.85)
Discontinued operations	$-	$(0.01)
Net (loss) per share	$(0.99)	$(7.86)

Stock awards to purchase 2.4 million and 4.6 million ordinary shares for the three months ended March 31, 2018 and 2017, respectively, were outstanding, but not included in the computation of diluted EPS, because the awards were anti-dilutive for continuing operations and as such the treatment for discontinued operations was also anti-dilutive.

The weighted average impact of ordinary share equivalents of 11.7 million and 17.6 million for the three months ended March 31, 2018 and 2017, respectively, which would result from the mandatory conversion of the Company’s preferred shares at the beginning of the period were not included in the calculation of diluted EPS as their impact would be anti-dilutive.  The weighted average impact of the mandatory conversion of the Company’s preferred shares into ordinary shares was 6.2 million in the three months ended March 31, 2018.  The impact of the 9.6 million shares repurchased in the three months ended March 31, 2018 on basic EPS was 2.0 million weighted average shares. Refer to “NOTE 15 –Shareholders’ Equity” for further discussion on the Company’s Share Repurchase Program.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, which states that a lessee should recognize the assets and liabilities that arise from leases. This update is effective for fiscal years beginning after December 15,

2018, including interim periods within those fiscal years. While the Company has not yet completed its assessment, the adoption of the guidance may have a material impact on the Company’s financial position.

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

NOTE 4 — Acquisitions and Other Agreements

2018 Transactions

The following are the significant transactions that were completed in the three months ended March 31, 2018.

Repros Therapeutics, Inc.

On January 31, 2018, the Company completed the acquisition of Repros Therapeutics, Inc., which was accounted for as an asset acquisition and a net charge of $33.2 million was expensed as a component of research and development (“R&D”) during the first quarter of 2018.

2017 Acquisitions with Purchase Accounting Finalized in 2018

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

The following table summarizes the final fair values of the assets acquired and liabilities assumed at the acquisition date and reflects purchase accounting adjustments subsequent to the acquisition date ($ in millions):

Final Valuation as of March 31, 2018
Cash and cash equivalents	$36.7
Accounts receivable	47.0
Inventories	59.3
Property, plant and equipment	12.4
Intangible assets	1,185.0
Goodwill	1,211.6
Other assets	17.1
Accounts payable and accrued expenses	(104.6)
Deferred revenue	(10.6)
Deferred taxes, net	(47.2)
Other liabilities	(1.3)
Net assets acquired	$2,405.4

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

NOTE 5 — Discontinued Operations

Global Generics Business

On July 27, 2015, the Company announced that it entered into a divestiture agreement for our global generics business and certain other assets to Teva Pharmaceutical Industries Ltd. (“Teva”) (the “Teva Transaction”), which closed on August 2, 2016.  On October 3, 2016, the Company completed the divestiture of the Anda Distribution business to Teva for $500.0 million.  The Company recognized a combined gain on the sale of the Anda Distribution business and the sale of the global generics business of $15,932.2 million.

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

On January 31, 2018, Allergan plc and Teva entered into a Settlement Agreement and Mutual Releases (the “Agreement”) pursuant to which the Company made a one-time payment of $700.0 million to Teva; the Company and Teva jointly dismissed their working capital dispute arbitration, and the Company and Teva released all actual or potential indemnification and other claims under the Master Purchase Agreement, dated July 26, 2015, by and between the Company and Teva, that were known as of the date of the Agreement.  The Company recorded a pre-tax charge of $466.0 million as a component of other (expense) / income, net from discontinued operations relating to the settlement in the year ended December 31, 2017.  The one-time payment of $700.0 million is shown in the Consolidated Statement of Cash Flows as both a cash outflow in investing activities of $466.0 million and a cash outflow in financing cash flows of $234.0 million, which was outstanding greater than one year.

NOTE 6 – Other (Expense) / Income

Other (expense) / income consisted of the following ($ in millions):

	Three Months Ended March 31,
	2018	2017
Teva Share Activity	$(77.7)	$(1,978.0)
Dividend income	-	34.1
Naurex recovery	-	20.0
Other (expense) / income, net	(1.1)	1.1
Other (expense) / income, net	$(78.8)	$(1,922.8)

Teva Share Activity

During the three months ended March 31, 2018, the Company recorded the following movements in its investment in Teva securities (defined herein as “Teva Share Activity”) ($ in millions except per share information):

	Shares	Carrying Value per Share	Market Price		Proceeds Received	Value of Marketable Securities	Unrealized Gain / (Loss) as a Component of Other Comprehensive Income	Gain / (Loss) Recognized in Other Income/ (Expense), Net	Derivative Instrument (Liability)/ Asset	Retained Earnings
Teva securities as of December 31, 2017	95.9	$17.60	$18.95		n.a.	$1,817.7	$129.3	$-	$(62.9)	$-
Impact of ASU No. 2016-01	-	-	-		-	-	(129.3)	-	-	129.3
Settlement of initial accelerated share repurchase ("ASR")	(25.0)	18.95	16.53	*	413.3	(473.8)	-	2.5	62.9	-
Forward sale entered into during the three months ended March 31,2018	**	n.a.	n.a.		372.3	n.a.	-	19.0	(353.3)	-
Open market sales	(11.5)	n.a.	19.95		229.9	(218.5)	-	11.5	-	-
Other fair value movements during the three months ended March 31, 2018	-	n.a.	n.a.		n.a.	(110.7)	-	(110.7)	-	-
Teva securities as of and for the three months ended March 31, 2018	59.4	$17.09	$17.09		$1,015.5	$1,014.7	$-	$(77.7)	$(353.3)	$129.3
* Market price represents average price over the life of the contract. On the date of settlement of January 17, 2018, the closing stock price of Teva securities was $21.48.

** On February 13, 2018, the Company entered into a forward sale transaction under which we delivered 25.0 million Teva shares to the transaction counterparty and received proceeds of $372.3 million in exchange for the shares.  The forward sale transaction is expected to settle during the second quarter of 2018; the final settlement value of the shares will be based on the volume weighted average price of the Teva shares plus a premium.  As a result of the transaction, and in accordance with ASC Topic 860 - Transfers and Servicing, the marketable securities continue to be reported on the Company's books until the contract settles. The Company recorded the cash proceeds as a secured liability as well as a $19.0 million marked-to-market value of the bifurcated derivative component of the agreement in prepaid expenses and other current assets.

During the three months ended March 31, 2017, the Company recorded the following movements in its investment in Teva securities ($ in millions except per share information):

	Shares	Carrying Value per Share	Market Price	Discount	Movement in the Value of Marketable Securities	Unrealized Gain / (Loss) as a Component of Other Comprehensive Income	Gain / (Loss) Recognized in Other Income/ (Expense), Net
Teva securities as of December 31, 2016	100.3	$53.39	$36.25	5.4%	$3,439.2	$(1,599.4)	$-
Other-than-temporary impairment recognized at March 31, 2017	100.3	32.09	32.09	4.9%	(378.6)	1,599.4	(1,978.0)
Teva securities as of and for the three months ended March 31, 2017	100.3	$32.09	$32.09	4.9%	$3,060.6	$-	$(1,978.0)
The Teva stock price was discounted due to the lack of marketability.

The Company will continue to sell shares of Teva on the open market from time to time.

Dividend income

During the three months ended March 31, 2017, the Company received dividend income of $34.1 million on the 100.3 million Teva ordinary shares acquired as a result of the Teva Transaction.  On February 8, 2018, Teva suspended all dividends on ordinary shares.

Naurex Recovery

On August 28, 2015, the Company acquired certain products in early stage development of Naurex, Inc. (“Naurex”) in an all-cash transaction, which was accounted for as an asset acquisition (the “Naurex Transaction”).  The Company received a purchase price reduction of $20.0 million in the three months ended March 31, 2017 based on the settlement of an open contract dispute.

NOTE 7 — Share-Based Compensation

The Company recognizes compensation expense for all share-based compensation awards made to employees and directors based on the fair value of the awards on the date of grant.

The Company grants awards with the following features:

•	Time-based restricted stock and restricted stock unit awards (including, in certain foreign jurisdictions, cash-settled restricted stock unit awards, which are recorded as a liability);
•

Performance-based restricted stock unit awards measured against performance-based targets defined by the Company, including, but not limited to, total shareholder return metrics and R&D milestones, as defined by the Company; and

•	Non-qualified options to purchase outstanding shares.

The Company recognizes share-based compensation expense for the granted awards over the applicable vesting period.

Cash-settled performance-based awards recorded as a liability. These cash-settled performance-based awards are measured against pre-established total shareholder returns metrics.

Fair Value Assumptions

All restricted stock and restricted stock units (whether time-based or performance-based) are granted and expensed using the fair value per share on the applicable grant date, over the applicable vesting period. Non-qualified options to purchase ordinary shares are granted to employees at exercise prices per share equal to the closing market price per share on the date of grant. The fair value of non-qualified options is determined on the applicable grant dates using the Black-Scholes method of valuation and that amount is recognized as an expense over the vesting period. Using the Black-Scholes valuation model, the fair value of options is based on the following assumptions:

	2018 Grants	2017 Grants
Dividend yield	1.9%	1.2%
Expected volatility	27.0%	27.0%
Risk-free interest rate	2.7 - 2.8%	2.0 - 2.3%
Expected term (years)	7.0	7.0

Share-Based Compensation Expense

Share-based compensation expense recognized in the Company’s results of operations for the three months ended March 31, 2018 and 2017 was as follows ($ in millions):

	Three Months Ended March 31,
	2018	2017
Equity-based compensation awards	$72.5	$62.7
Total share-based compensation expense	$72.5	$62.7

Included in the share-based compensation awards for the three months ended March 31, 2018 and 2017 is the impact of accelerations and step-ups relating to the acquisition accounting treatment of outstanding awards acquired in the Zeltiq, Allergan, Inc. (“Legacy Allergan”), and Forest Laboratories, Inc. (“Forest”) acquisitions as follows ($ in millions):

	Three Months Ended March 31,
	2018	2017
Zeltiq acquisition	$4.1	$-
Allergan acquisition	5.7	17.4
Forest acquisition	-	4.6
Total	$9.8	$22.0

Unrecognized future share-based compensation expense was $286.8 million as of March 31, 2018, including $21.5 million from the Zeltiq acquisition and $17.1 million from the Allergan acquisition. This amount will be recognized as an expense over a remaining weighted average period of 2.0 years. Share-based compensation is being amortized and charged to operations over the same period as the restrictions are eliminated for the participants, which is generally on a straight-line basis.

Share Activity

The following is a summary of equity award activity for unvested restricted stock and stock units in the period from December 31, 2017 through March 31, 2018 (in millions, except per share data):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Grant Date Fair Value
Restricted shares / units outstanding at December 31, 2017	2.0	$237.72	1.8	$484.1
Granted	1.3	147.08		185.5
Vested	(0.4)	(242.38)		(105.2)
Forfeited	(0.1)	(215.37)		(25.9)
Restricted shares / units outstanding at March 31, 2018	2.8	$196.29	2.2	$538.5

The following is a summary of equity award activity for non-qualified options to purchase ordinary shares in the period from December 31, 2017 through March 31, 2018 (in millions, except per share data):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2017	7.3	$120.94	5.2	$312.7
Granted	0.2	150.69
Exercised	(0.3)	99.23
Cancelled	(0.1)	242.00
Outstanding, vested and expected to vest at March 31, 2018	7.1	$122.02	5.0	$330.3

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

Cost of sales within segment contribution includes standard production and packaging costs for the products we manufacture, third party acquisition costs for products manufactured by others, profit-sharing or royalty payments for products sold pursuant to licensing agreements and finished goods inventory reserve charges.  Cost of sales within segment contribution excludes non-standard production costs, such as non-finished goods inventory obsolescence charges, manufacturing variances and excess capacity utilization charges, where applicable. Cost of sales does not include amortization or impairment costs for acquired product rights or other acquired intangibles.

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

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the three months ended March 31, 2018 and 2017 ($ in millions):

	Three Months Ended March 31, 2018
	US Specialized Therapeutics	US General Medicine	International	Total
Net revenues	$1,578.6	$1,223.7	$864.0	$3,666.3

Operating expenses:
Cost of sales(1)	134.2	182.6	120.9	437.7
Selling and marketing	313.2	225.5	245.7	784.4
General and administrative	50.2	38.9	31.4	120.5
Segment contribution	$1,081.0	$776.7	$466.0	$2,323.7
Contribution margin	68.5%	63.5%	53.9%	63.4%
Corporate(2)				270.3
Research and development				474.7
Amortization				1,697.6
In-process research and development impairments				522.0
Asset sales and impairments, net				13.1
Operating (loss)				$(654.0)
Operating margin				(17.8)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Corporate includes net revenues of $5.8 million.

	Three Months Ended March 31, 2017
	US Specialized Therapeutics	US General Medicine	International	Total
Net revenues	$1,482.0	$1,345.8	$737.3	$3,565.1

Operating expenses:
Cost of sales(1)	89.2	194.5	100.3	384.0
Selling and marketing	330.4	302.5	209.5	842.4
General and administrative	44.8	40.7	29.9	115.4
Segment contribution	$1,017.6	$808.1	$397.6	$2,223.3
Contribution margin	68.7%	60.0%	53.9%	62.4%
Corporate(2)				286.0
Research and development				759.9
Amortization				1,736.0
In-process research and development impairments				340.0
Asset sales and impairments, net				7.4
Operating (loss)				$(906.0)
Operating margin				(25.4)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Corporate includes net revenues of $7.8 million.

The following table presents our net revenue disaggregated by geography for our international segment for the three months ended March 31, 2018 and 2017 ($in millions):

	Three Months Ended March 31,
	2018	2017
Europe	$398.4	$326.6
Asia Pacific, Middle East and Africa	240.8	212.1
Latin America and Canada	212.1	182.8
Other*	12.7	15.8
Total International	$864.0	$737.3
*Includes royalty and other revenue

The following tables present global net revenues for the top products of the Company as well as a reconciliation of segment revenues to total net revenues for the three months ended March 31, 2018 and 2017 ($ in millions):

	Three Months Ended March 31, 2018
	US Specialized Therapeutics	US General Medicine	International	Total
Botox®	$572.5	$-	$244.8	$817.3
Restasis®	255.8	-	18.3	274.1
Juvederm® Collection	122.8	-	146.1	268.9
Lumigan®/Ganfort®	66.8	-	100.4	167.2
Linzess®/Constella®	-	159.3	5.6	164.9
Bystolic® / Byvalson®	-	132.8	0.5	133.3
Alphagan®/Combigan®	84.2	-	44.2	128.4
Eye Drops	46.2	-	68.8	115.0
Lo Loestrin®	-	114.6	-	114.6
Breast Implants	60.7	-	44.1	104.8
Alloderm ®	99.5	-	2.2	101.7
Ozurdex ®	25.5	-	64.4	89.9
Vraylar™	-	84.4	-	84.4
Viibryd®/Fetzima®	-	71.7	1.5	73.2
Coolsculpting ® Consumables	53.4	-	8.1	61.5
Carafate ® / Sulcrate ®	-	56.0	0.7	56.7
Zenpep®	-	52.9	-	52.9
Asacol®/Delzicol®	-	38.2	11.7	49.9
Armour Thyroid	-	48.2	-	48.2
Canasa®/Salofalk®	-	38.6	4.2	42.8
Namenda XR®	-	40.5	-	40.5
Viberzi®	-	35.9	0.1	36.0
Coolsculpting ® Systems & Add On Applicators	33.7	-	1.1	34.8
Namzaric®	-	33.4	-	33.4
Saphris®	-	32.7	-	32.7
Teflaro®	-	32.2	-	32.2
Rapaflo®	22.8	-	1.2	24.0
Avycaz®	-	21.8	-	21.8
Savella®	-	19.9	-	19.9
SkinMedica®	18.1	-	1.6	19.7
Aczone®	16.0	-	0.1	16.1
Latisse®	13.8	-	2.2	16.0
Lexapro®	-	14.7	-	14.7
Dalvance®	-	11.9	-	11.9
Tazorac®	9.4	-	0.2	9.6
Kybella® / Belkyra®	8.2	-	1.4	9.6
Liletta®	-	8.1	-	8.1
Estrace® Cream	-	6.4	-	6.4
Minastrin® 24	-	5.2	-	5.2
Enablex®	-	0.8	-	0.8
Namenda® IR	-	0.1	-	0.1
Other	69.2	163.4	90.5	323.1
Total segment revenues	$1,578.6	$1,223.7	$864.0	$3,666.3
Corporate revenues				5.8
Total net revenues				$3,672.1

	Three Months Ended March 31, 2017
	US Specialized Therapeutics	US General Medicine	International	Total
Botox®	$509.4	$-	$204.6	$714.0
Restasis®	308.8	-	13.9	322.7
Juvederm® Collection	119.8	-	122.2	242.0
Lumigan®/Ganfort®	74.3	-	85.9	160.2
Linzess®/Constella®	-	147.6	4.9	152.5
Bystolic® / Byvalson®	-	139.8	0.5	140.3
Alphagan®/Combigan®	86.4	-	42.3	128.7
Namenda XR®	-	122.0	-	122.0
Eye Drops	47.8	-	65.3	113.1
Lo Loestrin®	-	99.8	-	99.8
Breast Implants	54.3	-	37.6	91.9
Ozurdex ®	22.5	-	51.1	73.6
Estrace® Cream	-	73.4	-	73.4
Viibryd®/Fetzima®	-	72.5	0.4	72.9
Asacol®/Delzicol®	-	57.6	12.1	69.7
Carafate ~~®~~ / Sulcrate ®	-	58.7	0.7	59.4
Alloderm ®	54.1	-	1.2	55.3
Vraylar™	-	53.6	-	53.6
Zenpep®	-	46.5	-	46.5
Canasa®/Salofalk®	-	38.3	4.4	42.7
Minastrin® 24	-	41.1	-	41.1
Aczone®	40.6	-	-	40.6
Armour Thyroid	-	37.3	-	37.3
Saphris®	-	37.3	-	37.3
Viberzi®	-	31.5	-	31.5
Teflaro®	-	30.6	-	30.6
SkinMedica®	28.0	-	-	28.0
Rapaflo®	25.9	-	2.0	27.9
Savella®	-	24.3	-	24.3
Namzaric®	-	23.6	-	23.6
Tazorac®	23.4	-	0.2	23.6
Kybella® / Belkyra®	15.1	-	1.5	16.6
Latisse®	13.6	-	1.9	15.5
Lexapro®	-	13.4	-	13.4
Avycaz®	-	11.3	-	11.3
Dalvance®	-	9.6	-	9.6
Liletta®	-	7.2	-	7.2
Enablex®	-	0.9	-	0.9
Namenda® IR	-	0.1	-	0.1
Other	58.0	167.8	84.6	310.4
Total segment revenues	$1,482.0	$1,345.8	$737.3	$3,565.1
Corporate revenues				7.8
Total net revenues				$3,572.9

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

Inventories consisted of the following ($ in millions):

	March 31,	December 31,
	2018	2017
Raw materials	$341.5	$326.9
Work-in-process	167.7	158.1
Finished goods	545.6	527.8
	1,054.8	1,012.8
Less: inventory reserves	106.4	108.3
Total Inventories	$948.4	$904.5

NOTE 10 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following ($ in millions):

	March 31, 2018	December 31, 2017
Accrued expenses:
Accrued third-party rebates	$1,810.2	$1,804.1
Accrued payroll and related benefits	419.2	635.6
Accrued returns	393.4	375.8
Teva forward sale agreement	372.3	-
Accrued R&D expenditures	228.0	165.9
Accrued pharmaceutical fees	191.5	186.4
Royalties payable	155.5	189.2
Interest payable	149.1	245.9
Accrued severance, retention and other shutdown costs	131.1	132.8
Accrued share repurchases	124.7	-
Litigation-related reserves and legal fees	112.1	78.3
Accrued non-provision taxes	75.5	76.5
Accrued selling and marketing expenditures	71.8	53.0
Current portion of contingent consideration obligations	58.2	56.2
Contractual commitments (including amounts due to Teva)	5.2	705.4
Dividends payable	1.4	24.6
Other accrued expenses	468.7	487.2
Total accrued expenses	$4,767.9	$5,216.9
Accounts payable	304.4	324.5
Total accounts payable and accrued expenses	$5,072.3	$5,541.4

NOTE 11 — Goodwill, Product Rights and Other Intangible Assets

Goodwill for the Company’s reporting segments consisted of the following ($ in millions):

	US Specialized Therapeutics	US General Medicine	International	Total
Balance as of December 31, 2017	$20,859.6	$21,399.7	$7,603.6	$49,862.9
Foreign exchange and other adjustments	-	-	196.6	196.6
Balance as of March 31, 2018	$20,859.6	$21,399.7	$7,800.2	$50,059.5

As of March 31, 2018 and December 31, 2017, the gross balance of goodwill, pre-impairments, was $50,076.8 million and $49,880.2 million, respectively.

Product rights and other intangible assets consisted of the following ($ in millions):

Cost Basis	Balance as of December 31, 2017	Impairments	Foreign Currency Translation	Balance as of March 31, 2018
Intangibles with definite lives:
Product rights and other intangibles	$73,892.5	$-	$174.9	$74,067.4
Trade name	690.0	-	-	690.0
Total definite-lived intangible assets	$74,582.5	$-	$174.9	$74,757.4
Intangibles with indefinite lives:
IPR&D	$5,874.1	$(522.0)	$-	$5,352.1
Total indefinite- lived intangible assets	$5,874.1	$(522.0)	$-	$5,352.1
Total product rights and other intangibles	$80,456.6	$(522.0)	$174.9	$80,109.5

Accumulated Amortization	Balance as of December 31, 2017	Amortization	Foreign Currency Translation	Balance as of March 31, 2018
Intangibles with definite lives:
Product rights and other intangibles	$(25,593.6)	$(1,678.1)	$(37.1)	$(27,308.8)
Trade name	(214.7)	(19.5)	-	(234.2)
Total definite-lived intangible assets	$(25,808.3)	$(1,697.6)	$(37.1)	$(27,543.0)
Total product rights and other intangibles	$(25,808.3)	$(1,697.6)	$(37.1)	$(27,543.0)
Net Product Rights and Other Intangibles	$54,648.3			$52,566.5

In the three months ended March 31, 2018, the Company impaired its RORyt IPR&D project obtained as part of the Vitae acquisition by $522.0 million as a result of negative clinical data related to the oral Psoriasis indication received in March 2018.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights and other related intangibles as of March 31, 2018 over the remainder of 2018 and each of the next five years is estimated to be as follows ($ in millions):

Amortization Expense
2018 remaining	$4,784.6
2019	$6,087.2
2020	$5,767.5
2021	$4,830.1
2022	$4,461.8
2023	$4,039.1

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

NOTE 12 — Long-Term Debt and Capital Leases

Debt consisted of the following ($ in millions):

			Balance As of		Fair Market Value As of
	Issuance Date / Acquisition Date	Interest Payments	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Senior Notes:
Floating Rate Notes
$500.0 million floating rate notes due March 12, 2018 (1)	March 4, 2015	Quarterly	$-	$500.0	$-	$500.6
$500.0 million floating rate notes due March 12, 2020 (2)	March 4, 2015	Quarterly	500.0	500.0	505.3	508.1
			500.0	1,000.0	505.3	1,008.7
Fixed Rate Notes
$3,000.0 million 2.350% notes due March 12, 2018	March 4, 2015	Semi-annually	-	3,000.0	-	3,001.9
$250.0 million 1.350% notes due March 15, 2018	March 17, 2015	Semi-annually	-	250.0	-	249.7
$500.0 million 2.450% notes due June 15, 2019	June 10, 2014	Semi-annually	500.0	500.0	496.4	499.7
$3,500.0 million 3.000% notes due March 12, 2020	March 4, 2015	Semi-annually	3,500.0	3,500.0	3,481.1	3,528.4
$650.0 million 3.375% notes due September 15, 2020	March 17, 2015	Semi-annually	650.0	650.0	649.6	661.3
$750.0 million 4.875% notes due February 15, 2021	July 1, 2014	Semi-annually	450.0	450.0	465.3	474.3
$1,200.0 million 5.000% notes due December 15, 2021	July 1, 2014	Semi-annually	1,200.0	1,200.0	1,252.9	1,282.6
$3,000.0 million 3.450% notes due March 15, 2022	March 4, 2015	Semi-annually	3,000.0	3,000.0	2,971.2	3,044.5
$1,700.0 million 3.250% notes due October 1, 2022	October 2, 2012	Semi-annually	1,700.0	1,700.0	1,660.7	1,703.0
$350.0 million 2.800% notes due March 15, 2023	March 17, 2015	Semi-annually	350.0	350.0	332.3	341.6
$1,200.0 million 3.850% notes due June 15, 2024	June 10, 2014	Semi-annually	1,200.0	1,200.0	1,184.1	1,232.3
$4,000.0 million 3.800% notes due March 15, 2025	March 4, 2015	Semi-annually	4,000.0	4,000.0	3,918.4	4,067.1
$2,500.0 million 4.550% notes due March 15, 2035	March 4, 2015	Semi-annually	2,500.0	2,500.0	2,452.4	2,631.9
$1,000.0 million 4.625% notes due October 1, 2042	October 2, 2012	Semi-annually	456.7	456.7	436.1	471.2
$1,500.0 million 4.850% notes due June 15, 2044	June 10, 2014	Semi-annually	1,500.0	1,500.0	1,490.2	1,606.2
$2,500.0 million 4.750% notes due March 15, 2045	March 4, 2015	Semi-annually	1,200.0	1,200.0	1,179.5	1,277.3
			22,206.7	25,456.7	21,970.2	26,073.0

Euro Denominated Notes
€750.0 million 0.500% notes due June 1, 2021	May 26, 2017	Annually	924.3	900.4	925.3	895.8
€700.0 million 1.250% notes due June 1, 2024	May 26, 2017	Annually	862.7	840.4	847.9	831.1
€550.0 million 2.125% notes due June 1, 2029	May 26, 2017	Annually	677.8	660.3	667.2	657.8
€700.0 million floating rate notes due June 1, 2019 (3)	May 26, 2017	Quarterly	862.7	840.4	862.2	837.2
			3,327.5	3,241.5	3,302.6	3,221.9
Total Senior Notes Gross			26,034.2	29,698.2	25,778.1	30,303.6
Unamortized premium			82.7	88.9		-
Unamortized discount			(78.9)	(81.7)		-
Total Senior Notes Net			26,038.0	29,705.4	25,778.1	30,303.6
Other Indebtedness
Debt Issuance Costs			(115.2)	(121.5)
Margin Loan			87.0	459.0
Revolving Credit Facility (4)			500.0	-
Other			39.6	29.7
Total Other Borrowings			511.4	367.2
Capital Leases			13.2	2.7
Total Indebtedness			$26,562.6	$30,075.3

(1) Interest on the 2018 floating rate note is three month USD LIBOR plus 1.080% per annum
(2) Interest on the 2020 floating rate note is three month USD LIBOR plus 1.255% per annum
(3) Interest on the 2019 floating rate notes is the three month EURIBOR plus 0.350% per annum
(4) Interest on the revolving credit facility is 2.975% per annum

Fair market value in the table above is determined in accordance with Fair Value Leveling (defined below) under Level 2 based upon quoted prices for similar items in active markets.

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

The following represents the significant activity during the three months ended March 31, 2018 to the Company’s total indebtedness:

•

The Company borrowed $700.0 million, and subsequently repaid $200.0 million, under its revolving credit facility to fund, in part, the repurchase of the Company’s ordinary shares.  The Company repaid an additional $130.0 million of the revolving credit facility on April 27, 2018;

•	The Company repaid scheduled maturities on senior notes of $3,750.0 million; and

•	The Company prepaid $372.0 million of indebtedness under the Company’s margin loan.

Annual Debt Maturities

As of March 31, 2018, annual debt maturities were as follows ($ in millions):

Total Payments
2018 remaining	$-
2019	1,362.7
2020	4,650.0
2021	2,574.3
2022	4,700.0
2023	350.0
2024 and after	12,397.2
Total senior notes gross	$26,034.2
Capital leases	13.2
Debt issuance costs	(115.2)
Other short-term borrowings	626.6
Unamortized premium	82.7
Unamortized discount	(78.9)
Total Indebtedness	$26,562.6

Amounts represent total anticipated cash payments assuming scheduled repayments.

NOTE 13 — Other Long-Term Liabilities

Other long-term liabilities consisted of the following ($ in millions):

	March 31,	December 31,
	2018	2017
Acquisition related contingent consideration liabilities	$414.7	$420.7
Long-term pension and post retirement liability	161.3	162.7
Legacy Allergan deferred executive compensation	107.3	113.8
Long-term contractual obligations	44.5	45.2
Deferred revenue	36.3	37.9
Product warranties	28.7	28.7
Long-term severance and restructuring liabilities	12.4	53.1
Other long-term liabilities	21.6	24.8
Total other long-term liabilities	$826.8	$886.9

NOTE 14 — Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2018 was 70.6% compared to 17.2% for the three months ended March 31, 2017. The effective tax rate for the three months ended March 31, 2018 was favorably impacted by income earned in jurisdictions with tax rates lower than the Irish statutory rate and U.S. losses tax benefited at rates greater than the Irish statutory rate. This was offset by the additional U.S. tax on the earnings of certain non-U.S. subsidiaries which are considered Global Intangible Low Taxed Income (“GILTI”) and the tax impact of amortization of intangible assets at rates less than the Irish statutory rate. Additionally, the tax benefit for the three months ended March 31, 2018 included tax benefits of $421.9 million related to the restructuring of an acquired business, $117.5 million related to the impairment of an IPR&D project obtained as part of the Vitae acquisition and $89.7 million related to excess tax over book basis in a U.S. subsidiary that will reverse in the foreseeable future.

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

The effective tax rate for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was impacted by the favorable tax effects of restructuring activities and the impairment of IPR&D.

U.S. Tax Reform

For the year ended December 31, 2017, the income tax effects of the Tax Cuts and Jobs Act (“TCJA”) were accounted for on a provisional basis pursuant to the guidance in Staff Accounting Bulletin (“SAB”) 118. In the fourth quarter of 2017, the Company recorded provisional deferred tax benefits of $2,340.4 million related to the change in Federal Corporate tax rates applicable to our deferred tax liabilities and $1,260.0 million related to the net reversal of prior amounts accrued for taxes on unremitted earnings of certain subsidiaries. The accounting for these amounts will be finalized during the measurement period upon the completion of the 2017 tax returns. The Company also recorded a provisional income tax expense of $728.1 million related to the tax on the deemed repatriation of deferred foreign earnings (“toll charge”) which is payable over eight years. The final toll charge is dependent on amounts that cannot be determined until the 2018 financial results of certain non-U.S. subsidiaries are completed.

The provisional estimates related to the TCJA recorded in the 2017 consolidated financial statements were based on all available information and the Company’s initial analysis and current interpretation of the legislation under the TCJA as of the time of the filing of the Company’s Form 10-K. These estimates represented amounts for which our accounting was incomplete but a reasonable estimate could be determined. Given the complexity of the TCJA, anticipated guidance from the U.S. Treasury and Internal Revenue Service (“IRS”) and the potential for additional guidance from the Securities and Exchange Commission (“SEC”) or the FASB, our accounting continues to be incomplete and therefore the Company has not recorded any adjustments to these provisional estimates in the March 31, 2018 consolidated financial statements. Guidance from the SEC provides for a measurement period of up to one year from the enactment date of the TCJA for which adjustments to provisional amounts may be recorded as a component of tax expense or benefit in the period the adjustment is determined.

Due to the complexity of the new GILTI tax rules, we continue to evaluate this provision of the TCJA and the application of ASC-740 and are considering if deferred tax amounts should be recorded. Our accounting policies depend, in part, on analyzing our global income to determine whether we expect material tax liabilities resulting from the application of this provision and, if so, whether and when to record related current and deferred income taxes and whether such amounts can be reasonably estimated. Anticipated further guidance from the IRS may also clarify the manner in which the GILTI tax is computed. For these reasons, we are continuing to provisionally treat the GILTI tax as a period cost and have not made a final policy election on whether to record deferred taxes for this provision.

Tax Audits

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

The Company has several concurrent audits open and pending with the IRS as set forth below:

IRS Audits	Taxable Years
Allergan W.C. Holding Inc. f/k/a Actavis W.C. Holding Inc.	2013, 2014, 2015 and 2016
Warner Chilcott Corporation	2010, 2011, 2012 and 2013
Forest Laboratories, Inc.	2010, 2011, 2012, 2013 and 2014
Allergan, Inc.	2009, 2010, 2011, 2012, 2013, 2014 and 3/7/2015
LifeCell Corporation	2014

NOTE 15 — Shareholders’ Equity

A summary of the changes in shareholders’ equity for the three months ended March 31, 2018 consisted of the following ($ in millions):

Allergan plc
Shareholders’ equity as of December 31, 2017	$73,821.1
Net (loss) attributable to shareholders	(286.1)
Other comprehensive income, net of tax	183.8
Share-based compensation	72.5
Ordinary shares issued under employee stock plans	35.5
Implementation of new accounting pronouncements (Refer to Note 3)	361.7
Dividends declared	(296.3)
Repurchase of ordinary shares under the share repurchase programs	(1,540.0)
Repurchase of ordinary shares	(24.3)
Shareholders’ equity as of March 31, 2018	$72,327.9

Warner Chilcott Limited
Members' equity as of December 31, 2017	$81,266.2
Net (loss) attributable to members	(231.3)
Other comprehensive income, net of tax	183.8
Implementation of new accounting pronouncements (Refer to Note 3)	361.7
Dividends to Parents	(1,859.5)
Members' equity as of March, 2018	$79,720.9

Share Repurchase Program

On September 25, 2017, the Company’s Board of Directors approved a $2.0 billion share repurchase program.  As of March 31, 2018, the Company has repurchased 12.2 million shares under the program.  As of March 31, 2018, the Company may still repurchase up to $10.0 million under the program.

Preferred Shares

In the three months ended March 31, 2018 and 2017, the Company paid $69.6 million of dividends on preferred shares. Each preferred share automatically converted to ordinary shares on March 1, 2018, or 17,876,930 ordinary shares.

NOTE 16 — Hedging Activities

The Company’s revenue, earnings, cash flows and fair value of its assets and liabilities can be impacted by fluctuations in foreign exchange risks and interest rates, as applicable. The Company manages the impact of foreign exchange risk and interest rate movements through operational means and through the use of various financial instruments, including derivative instruments such as foreign currency derivatives.  We do not use derivative instruments for trading or speculative purposes.  As of March 31, 2018 and December 31, 2017, there were no material outstanding third-party foreign currency instruments.

Internationally, the Company is a net recipient of currencies other than the U.S. dollar and, as such, benefits from a weaker dollar and is adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect the Company’s consolidated revenues and favorably impact operating expenses in U.S. dollars.

Net Investment Hedge

In the normal course of business, we manage certain foreign exchange risks through a variety of strategies, including hedging.  Our hedging strategies include the use of net investment hedges.  For net investment hedges, the effective portion of the gains and losses on the instruments arising from the effects of foreign exchange are recorded in the currency translation adjustment component of accumulated other comprehensive income / (loss), consistent with the underlying hedged item. Hedging transactions are limited to an underlying exposure. As a result, any change in the value of our hedging instruments would be substantially offset by an opposite change in the value of the underlying hedged items.

The Company is exposed to foreign exchange risk in its international operations from foreign currency purchases, net investments in foreign subsidiaries, and foreign currency assets and liabilities created in the normal course of business, including the Euro Denominated Notes. In the three months ended March 31, 2018, we used effective net investment hedges to partially offset the effects of foreign currency on our investments in certain of our foreign subsidiaries. The total notional amount of our instruments designated as net investment hedges was $3.7 billion as of March 31, 2018 and $3.6 billion as of December 31, 2017.  During the three months ended March 31, 2018, the impact of the net investment hedges on other comprehensive income was a loss of $95.1 million, which offset the impact of the Euro denominated notes.

NOTE 17 — Fair Value Measurement

Assets and liabilities are measured at fair value using Fair Value Leveling or that are disclosed at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 consisted of the following ($ in millions):

	Fair Value Measurements as of March 31, 2018 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents*	$540.4	$540.4	$-	$-
Short-term investments	22.7	-	22.7	-
Deferred executive compensation investments	107.3	88.7	18.6	-
Investment in Teva ordinary shares	1,014.7	1,014.7	-	-
Investments and other	66.0	66.0	-	-
Total assets	$1,751.1	$1,709.8	$41.3	$-
Liabilities:
Deferred executive compensation liabilities	$107.3	$88.7	$18.6	$-
Contingent consideration obligations	472.9	-	-	472.9
Total liabilities	$580.2	$88.7	$18.6	$472.9

* Marketable securities with less than 90 days remaining until maturity at the time of acquisition are classified as cash equivalents.

	Fair Value Measurements as of December 31, 2017 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents*	$1,328.1	$1,328.1	$-	$-
Short-term investments	2,814.4	-	2,814.4	-
Deferred executive compensation investments	112.4	92.9	19.5	-
Investment in Teva ordinary shares	1,817.7	1,817.7	-	-
Investments and other	72.3	72.3	-	-
Total assets	$6,144.9	$3,311.0	$2,833.9	$-
Liabilities:
Deferred executive compensation liabilities	$113.8	$94.3	$19.5	$-
Contingent consideration obligations	476.9	-	-	476.9
Total liabilities	$590.7	$94.3	$19.5	$476.9

* Marketable securities with less than 90 days remaining until maturity at the time of acquisition are classified as cash equivalents.

Investments in securities as of March 31, 2018 and December 31, 2017 included the following ($ in millions):

	Investments in Securities as of March 31, 2018:
Level 1	Carrying amount	Estimated fair value	Cash & cash equivalents	Marketable securities
Money market funds	$540.4	$540.4	$540.4	$-
Investment in Teva ordinary shares	1,014.7	1,014.7	-	1,014.7
Total	$1,555.1	$1,555.1	$540.4	$1,014.7

Level 2	Carrying amount	Estimated fair value	Cash & cash equivalents	Marketable securities
Other investments	$22.7	$22.7	$-	$22.7
Total	$22.7	$22.7	$-	$22.7

	Investments in Securities as of December 31, 2017:
Level 1	Carrying amount	Unrecognized gain	Unrecognized loss	Estimated fair value	Cash & cash equivalents	Marketable securities
Money market funds	$1,328.1	$-	$-	$1,328.1	$1,328.1	$-
Investment in Teva ordinary shares	1,688.4	129.3	-	1,817.7	-	1,817.7
Total	$3,016.5	$129.3	$-	$3,145.8	$1,328.1	$1,817.7

Level 2	Carrying amount	Unrecognized gain	Unrecognized loss	Estimated fair value	Cash & cash equivalents	Marketable securities
Commercial paper and other	$1,248.9	$-	$(0.7)	$1,248.2	$-	$1,248.2
Certificates of deposit	1,566.2	-	-	1,566.2	-	1,566.2
Total	$2,815.1	$-	$(0.7)	$2,814.4	$-	$2,814.4

Marketable securities and investments consist of available-for-sale investments in money market securities, U.S. treasury and agency securities, and equity and debt securities of publicly traded companies for which market prices are readily available. Unrealized gains or losses on marketable securities and investments are recorded in either interest income or other income / (expense) beginning January 1, 2018.  The Company’s marketable securities and other long-term investments are classified as available-for-sale and are recorded at fair value based on quoted market prices using the specific identification method. These investments are classified as either current or non-current, as appropriate, in the Company’s consolidated balance sheets.  The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and maturity management.

Contingent Consideration Obligations

The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs and is based on a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity, and is based on our own assumptions. Changes in the fair value of the contingent consideration obligations, including accretion, are recorded in our consolidated statements of operations as follows ($ in millions):

	Three Months Ended
Expense / (income)	March 31, 2018	March 31, 2017
Cost of sales	$3.4	$(35.5)
Research and development	1.9	66.2
Total	$5.3	$30.7

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2018 and 2017 ($ in millions):

	Balance as of December 31, 2017	Net transfers in to (out of) Level 3	Purchases, settlements, and other net	Net accretion and fair value adjustments	Balance as of March 31, 2018
Liabilities:
Contingent consideration obligations	$476.9	$-	$(9.3)	$5.3	$472.9

	Balance as of December 31, 2016	Net transfers in to (out of) Level 3	Purchases, settlements, and other net	Net accretion and fair value adjustments	Balance as of March 31, 2017
Liabilities:
Contingent consideration obligations	$1,172.1	$-	$(111.8)	$30.7	$1,091.0

The following is the activity during the three months ended March 31, 2018 in contingent consideration obligations by acquisition ($ in millions):

Business Acquisition	Balance as of December 31, 2017	Fair Value Adjustments and Accretion	Payments and Other	Balance as of March 31, 2018
Tobira acquisition	$227.8	$1.5	$-	$229.3
Allergan acquisition	18.7	0.3	-	19.0
Medicines 360 acquisition	44.4	1.4	(1.3)	44.5
AqueSys acquisition	28.5	0.2	-	28.7
Oculeve acquisition	90.1	0.9	(0.1)	90.9
ForSight acquisition	46.3	0.4	-	46.7
Metrogel acquisition	7.5	-	(7.5)	-
Forest acquisition	12.7	0.7	(0.4)	13.0
Other	0.9	(0.1)	-	0.8
Total	$476.9	$5.3	$(9.3)	$472.9

The Company has made contingent consideration milestone payments of $9.3 million in the three months ended March 31, 2018.

NOTE 18 — Business Restructuring Charges

Restructuring activities for the three months ended March 31, 2018 were as follows ($ in millions):

	Severance and Retention	Share-Based Compensation	Other	Total
Reserve balance at December 31, 2017	$166.0	$-	$19.9	$185.9
Charged to expense
Cost of sales	4.5	-	-	4.5
Selling and marketing	3.5	4.1	-	7.6
General and administrative	1.4	4.1	0.3	5.8
Total expense	9.4	8.2	0.3	17.9
Cash payments	(51.3)	-	(0.8)	(52.1)
Non-cash adjustments	-	(8.2)	-	(8.2)
Reserve balance at March 31, 2018	$124.1	$-	$19.4	$143.5

During the three months ended March 31, 2018 and 2017, the Company recognized restructuring charges of $17.9 million and $21.9 million, respectively.  In December 2017, the Company approved a new restructuring program intended to optimize and restructure its operations, while reducing costs and global headcount in anticipation of loss of exclusivity of several key revenue-generating products in 2018.  In the three months ended March 31, 2018, the Company recorded severance and other employee related charges of $14.6 million, which includes $8.2 million of share based compensation related to this program.  The Company expects that the majority of the severance costs will be paid during the 2018 fiscal year.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued. As of March 31, 2018, the Company’s consolidated balance sheet includes accrued loss contingencies of approximately $65.0 million.  As of December 31, 2017, the Company’s consolidated balance sheet includes accrued loss contingencies of approximately $55.0 million.

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

Antitrust Litigation

Asacol® Litigation. Two class action complaints were filed on June 22, 2015, and three more on September 21, 2015, in federal court in Massachusetts on behalf of a putative class of indirect purchasers. Complaints were also filed on behalf of a putative class of direct purchasers of Asacol® making similar allegations to the complaints filed by the indirect purchaser plaintiffs.  Those matters have been consolidated with the indirect purchaser cases.  In each complaint plaintiffs allege that they paid higher prices for Warner Chilcott’s Asacol® HD and Delzicol® products as a result of Warner Chilcott’s alleged actions preventing or delaying generic competition in the market for Warner Chilcott’s older Asacol® product in violation of U.S. federal antitrust laws and/or state laws. Plaintiffs seek unspecified injunctive relief, treble damages and/or attorneys’ fees. Defendants filed a motion to dismiss the indirect purchasers’ complaint which the court granted in part, dismissing the indirect purchaser plaintiffs’ claims based on purported reverse payments and dismissing several of indirect purchaser plaintiffs’ claims based on state laws.  The Company filed an answer to the indirect purchasers’ second amended complaint on October 4, 2016.  On October 11, 2016, the Company filed a motion to dismiss the direct purchasers’ consolidated complaint.  The court granted this motion in part. The Company has since settled the claims brought by the direct purchaser plaintiffs.  The Company filed a motion for summary judgment seeking dismissal of the indirect purchaser plaintiffs’ claims which the court denied on November 9, 2017.  The court also granted the indirect purchaser plaintiffs’ motion for class certification.  Trial was set to being on January 22, 2018.  However, on January 17, 2018, the Court of Appeals for the First Circuit issued an order granting the Company’s motion under Fed.R.Civ.P. 23(f) to appeal the district court’s decision to certify the proposed class.  The appellate court thereafter issued a decision staying the trial in the district court.  The appeal was fully briefed on March 26, 2018. Oral argument on the appeal is scheduled for May 8, 2018.

Botox® Litigation. A class action complaint was filed in federal court in California on February 24, 2015, and amended May 29, 2015, alleging unlawful market allocation in violation of Section 1 of the Sherman Act, 15 U.S.C. §1, agreement in restraint of trade in violation of 15 U.S.C. §1 of the Sherman Act, unlawful maintenance of monopoly market power in violation of Section 2 of the Sherman Act, 15 U.S.C. §2 of the Sherman Act, violations of California’s Cartwright Act, Section 16700 et seq. of Calif. Bus. and Prof. Code, and violations of California’s unfair competition law, Section 17200 et seq. of Calif. Bus. and Prof. Code. In the complaint, plaintiffs seek an unspecified amount of treble damages.   On November 30, 2017, the parties reached a tentative settlement.  On March 8, 2018, the court granted plaintiffs’ motion for preliminary approval of class action settlement and set a final fairness hearing for August 24, 2018.

Loestrin® 24 Litigation. On April 5, 2013, two putative class actions were filed on behalf of putative classes of end-payors in the federal district court against Warner Chilcott and certain affiliates alleging that Warner Chilcott’s 2009 patent lawsuit settlements with Watson Laboratories and Lupin related to Loestrin® 24 Fe were unlawful. The complaints generally allege that Watson and Lupin improperly delayed launching generic versions of Loestrin® 24 in exchange for substantial payments from Warner Chilcott in violation of federal and state antitrust and consumer protection laws. The complaints each seek declaratory and injunctive relief and damages. Additional complaints making the same types of allegations have been filed by different plaintiffs, including a class of direct payors and by direct purchasers in their individual capacities.   All the cases have been consolidated in the federal court for the District of Rhode Island. On September 4, 2014, the court granted the defendants’ motion to dismiss the complaint though the dismissal was later vacated by the First Circuit Court of Appeals and the case was remanded to the district court. The district court denied the defendants’ second motion to dismiss.  The parties are currently engaged in discovery.

Namenda® Litigation. In September 2014, the State of New York, through the Office of the Attorney General of the State of New York, filed a lawsuit in the United States District Court for the Southern District of New York alleging that Forest was acting to prevent or delay generic competition to Forest’s immediate-release product Namenda® in violation of federal and New York antitrust laws and committed other fraudulent acts in connection with its commercial plans for Namenda® XR. The district court granted the state’s motion for a preliminary injunction which was later affirmed by the Court of Appeals for the Second Circuit.  Forest and the New York Attorney General reached a settlement on November 24, 2015. On May 29, 2015, a putative class action was filed on behalf of a class of direct purchasers in the federal district court in New York. Since that time, additional complaints have been filed on behalf of putative classes of direct and indirect purchasers. The class action complaints make claims similar to those asserted by the New York Attorney General and also include claims that Namenda® patent litigation settlements between Forest and generic companies also violated the antitrust laws. The court denied Forest’s and its co-defendants’ motions to dismiss the complaints. Plaintiffs thereafter filed a motion for summary judgment on two of the counts of their complaint.    The Court granted plaintiffs’ motion in part as to the collateral estoppel effect on a prior finding of anti-competitive conduct, and denied the motions on whether the Company’s obtaining pediatric exclusivity was anti-competitive conduct.  The Company has filed a motion for summary judgment which is currently before the court.

Restasis® Competitor Litigation.  On October 2, 2017, Shire, which offers the dry-eye disease drug Xiidra®, sued Allergan in federal district court alleging that Allergan unlawfully harmed competition by foreclosing Xiidra® from sales to Medicare Part D plans (and the members of such plans) through the use of discounts (a) contingent on Restasis® receiving preferential formulary treatment; and/or (b) across a bundle of Allergan’s products, including Restasis®, Lumigan®, Combigan®, and Alphagan P®.  The complaint seeks injunctive relief under federal and New Jersey antitrust law and New Jersey common law.  On December 5, 2017, Allergan filed a motion to dismiss the complaint.  A date for oral argument has not been set.

Restasis® Class Action Litigation.  Between November 7, 2017, and February 26, 2018, seventeen putative class actions were filed in federal district courts against Allergan alleging that the company unlawfully harmed competition by engaging in conduct to delay the market entry of generic versions of Restasis®.  Twelve of the complaints were filed on behalf of putative classes of end-payors, and five were filed on behalf of putative classes of direct purchasers.  One direct purchaser complaint and two end-payor complaints were later voluntarily dismissed.    The complaints challenge Allergan’s conduct in prosecuting and obtaining patents covering Restasis®, listing those patents in the FDA’s Orange Book, asserting those patents against potential generic competitors in patent-infringement litigation, filing citizens petitions with the FDA concerning generic companies’ drug applications for generic Restasis®, and transferring patents to the sovereign Native American Saint Regis Mohawk Tribe.  Both the end-payors and the direct purchasers allege that these actions violated federal antitrust laws, and the end-payors further allege violations of state antitrust and consumer-protection laws and unjust enrichment.  All plaintiffs seek damages, declaratory relief, and injunctive relief.  After a hearing on January 25, 2018, the Judicial Panel on Multidistrict Litigation (JPML) transferred all related Restasis® cases to the federal court for the Eastern District of New York.  After the JPML issued the transfer order, another plaintiff asserting the same allegations filed suit on behalf of a putative class of end-payors.  Plaintiffs are to file consolidated amended complaints by April 4, 2018.

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

On June 6, 2014, a separate antitrust class action complaint was filed in the federal district court in Delaware against the same defendants as in the Apotex case. The complaint alleges that defendants unlawfully excluded or delayed generic competition in the gatifloxacin ophthalmic formulations market (generic versions of ZYMAR® and ZYMAXID®). On October 18, 2017, the parties reached a tentative settlement.  On February 27, 2018, the court granted plaintiffs’ motion for preliminary approval of class settlement.

Commercial Litigation

Celexa®/Lexapro® Class Actions. Forest and certain of its affiliates were named as defendants in multiple federal court actions relating to the promotion of Celexa® and/or Lexapro® all of which were consolidated in the Celexa®/Lexapro® MDL proceeding in the federal district court in Massachusetts. On November 13, 2013, an action was filed in federal court in Minnesota which sought to certify a nationwide class of third-party payor entities that purchased Celexa® and Lexapro® for pediatric use. The complaint asserts claims under the federal Racketeer Influenced and Corrupt Organizations (“RICO”) Act, alleging that Forest engaged in an off-label marketing scheme and paid illegal kickbacks to physicians to induce prescriptions of Celexa® and Lexapro®.  A motion for class certification was filed in February 2016, and denied on June 2, 2016.   On February 16, 2018, the Court entered summary judgment in favor of the Company dismissing all of Plaintiff’s claims.  Plaintiff filed a Notice of Appeal of the summary judgment order and the order denying class certification.

On August 28, 2014, an action was filed in the federal district court in Washington seeking to certify a nationwide class of consumers and subclasses of Washington and Massachusetts consumers that purchased Celexa® and Lexapro® for pediatric use. The complaint asserts claims under the federal RICO statute, alleging that Forest engaged in an off-label marketing scheme and paid illegal kickbacks to physicians to induce prescriptions of Celexa® and Lexapro®.  On March 3, 2017, plaintiffs in this action filed a motion for class certification, which motion was denied by the court. On September 15, 2017, Forest filed a motion for summary judgment on all counts of the complaint which was granted in full on January 30, 2018. On February 16, 2018, Plaintiff filed a Notice of Appeal of the summary judgment order and the order denying class certification.

Warner Chilcott Marketing Practices.  On February 13, 2018, a class action complaint was filed against Warner Chilcott and certain of its affiliates in the U.S. District Court for the District of Massachusetts. The Complaint asserts claims under the federal RICO statute, violations of number of state consumer protection statutes, common law fraud, and unjust enrichment with respect to the sale and marketing of certain products. The complaint seeks to certify a nationwide class of private payer entities, or their assignees, that paid Medicare benefits on behalf of their beneficiaries.  On April 9, 2018, the plaintiffs filed an Amended Complaint, adding certain other Allergan subsidiaries as defendants.

Generic Drug Pricing Securities and ERISA Litigation.  On November 4, 2016, a class action was filed by a putative class of Allergan shareholders in federal court in California against the Company and certain of its current and former officers alleging that the Company and certain of its current and former officers made materially false and misleading statements.  Additional similar class action complaints and one complaint by an individual defendant have been filed and these cases have been consolidated in the federal district court in New Jersey.  The complaints allege generally that between February 2014 and November 2016, Allergan and certain of its officers made materially false and misleading statements regarding the Company’s internal controls over its financial reporting and failed to disclose that its Actavis generics unit had engaged in illegal, anticompetitive price-fixing with its generic industry peers.  The complaint seeks unspecified monetary damages. After the Company filed a motion to dismiss plaintiffs filed a second amended consolidated complaint on November 28, 2017.  The Company motion to dismiss the second amended complaint, filed on January 22, 2018, is still pending.  A complaint was filed in California state court, premised on the same underlying allegations, by an individual opt-out plaintiff on February 2, 2018.  Two complaints were filed, one in the federal district court in California and one in the federal district court in New Jersey, that are premised on the same alleged underlying conduct that is at issue in the securities litigation but that assert claims under the Employee Retirement Income Security Act of 1974 (“ERISA”).  These complaints also have been consolidated in the district court in New Jersey.   The ERISA complaints assert claims on behalf of a putative class of individuals who participated in the Company’s retirement plans and seek an unspecified amount of damages and other injunctive relief.  On October 23, 2017, the ERISA litigation Plaintiffs filed an amended consolidated complaint which the Company moved to dismiss on February 2, 2018.

Telephone Consumer Protection Act Litigation.  In October 2012, Forest and certain of its affiliates were named as defendants in a putative class action in federal court in Missouri. This suit alleges that Forest and another defendant violated the Telephone Consumer Protection Act (the “TCPA”) by sending unsolicited facsimiles and facsimiles with inadequate opt-out notices.  The case was stayed pending the administrative proceeding initiated by the pending FCC Petition and a separate petition Forest filed. A similar lawsuit was filed  in in Missouri state court against Warner Chilcott Corporation which Warner Chilcott removed to the federal district court. In the wake of the Court of Appeals decision on the Petition discussed below, the parties reached an agreement to settle these actions.

In a related matter, on June 27, 2013, Forest filed a Petition for Declaratory Ruling with the FCC requesting that the FCC find that (1) the faxes at issue in the action complied, or substantially complied with the FCC regulation, and thus did not violate it, or (2) the FCC regulation was not properly promulgated under the TCPA. On October 30, 2014, the FCC issued a final order on the FCC Petition granting Forest and several other petitioners a retroactive waiver of the opt-out notice requirement for all faxes sent with express consent. The litigation plaintiffs appealed the final order to the Court of Appeals for the District of Columbia  and on March 31, 2017, the Court of Appeals issued a decision which held that the FCC regulation at issue was not properly promulgated under the TCPA.  Plaintiffs’ petition for certiorari was denied by the United States Supreme Court.

Prescription Opioid Drug Abuse Litigation. The Company has been named as a defendant in approximately 470 matters relating to the promotion and sale of prescription opioid pain relievers and additional suits may be filed.

On May 21, 2014, the California counties Santa Clara and Orange filed a lawsuit in California state court on behalf of the State of California against several pharmaceutical manufacturers. Plaintiffs named Actavis plc (now known as Allergan plc) in the suit. The California complaint alleges that the manufacturer defendants engaged in a deceptive campaign to promote their products in violation of state laws.  On July 6, 2017, Santa Clara and Orange Counties filed a fourth amended complaint.  On March 23, 2018, the court set a trial date of June 18, 2019.

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

The Company is aware that other states and political subdivisions are filing comparable actions against, among others, manufacturers and parties that promoted prescription opioid pain relievers.

Testosterone Replacement Therapy Class Action. On November 24, 2014, the Company was served with a putative class action complaint filed on behalf a class of third party payers in federal court in Illinois. The suit alleges that the Company and other named pharmaceutical defendants violated various laws including the federal RICO statute and state consumer protection laws in connection with the sale and marketing of certain testosterone replacement therapy pharmaceutical products (“TRT Products”), including the Company’s Androderm® product. This matter was filed in the TRT Products Liability MDL, described in more detail below, notwithstanding that it is not a product liability matter. Plaintiff alleges that it reimbursed third parties for dispensing TRT Products to beneficiaries of its insurance policies. Plaintiff seeks to obtain certain equitable relief, including injunctive relief and an order requiring restitution and/or disgorgement, and to recover damages and multiple damages in an unspecified amount. Defendants jointly filed a motion to dismiss the third amended complaint and in its ruling  the court dismissed all claims against the Company except plaintiff’s RICO conspiracy claim.  Discovery in this matter is ongoing.  Plaintiffs filed a motion for class certification on November 6, 2017.  On March 5, 2018, Defendants filed papers in opposition to Plaintiffs’ class certification motion.

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

Xaleron Dispute. On February 5, 2016, Xaleron Pharmaceuticals, Inc. filed a lawsuit against Allergan, Inc. and Actavis, Inc., now known as Allergan Finance, LLC, in state court in New York. The complaint, filed on February 26, 2016, alleges the defendants misappropriated Xaleron’s confidential business information and asserts claims for unfair competition, tortious interference with prospective economic advantage and unjust enrichment. The Company filed a motion to dismiss the complaint on April 15, 2016.  On September 13, 2016, the court issued a decision denying the Company’s motion.  Defendants filed an answer to the complaint and the parties are now engaged in discovery.  The company filed a motion for summary judgment on April 4, 2018.

Zeltiq Shareholder Litigation.  On March 14, 2017, a putative shareholder class action lawsuit was filed against Zeltiq Aesthetics, Inc. (“Zeltiq”) and various directors as well as Allergan entities in Delaware federal court.  A similar complaint was filed in California federal court, though Allergan was not named in the California matter.  Plaintiffs allege that the proxy statement filed in connection with the Company’s acquisition of Zeltiq Aesthetics, Inc. misrepresented material information that prevented Zeltiq’s shareholders from making a fully informed decision on the proposed sale to Allergan, including failure to disclose GAAP reconciliation of Zeltiq’s non-GAAP projections.  Zeltiq filed an amendment to its Definitive Proxy Statement on April 11, 2017, which includes supplemental disclosures that address plaintiffs’ claims.  The parties reached an agreement to settle this dispute and plaintiffs voluntarily dismissed their complaints.

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

Patent Litigation

Patent Enforcement Matters

Aczone ® Gel, 7.5%.  In June and July 2017, Allergan, Inc. brought actions for infringement of U.S. Patent No. 9,517,219 (the “‘219 patent”) in the U.S. District Court for the District of Delaware against Taro Pharmaceutical Industries Ltd. and Taro Pharmaceuticals, Inc. (collectively, “Taro”).  Taro had notified Allergan in April and July 2017, that it filed an ANDA with the FDA seeking to obtain approval to market a generic version of Aczone® Gel, 7.5% before the ‘219 patent expires in November 2033.  These lawsuits triggered automatic stays of approval of Taro’s ANDA that expire no earlier than October 2019 and January 2020, respectively (unless there is a final court decision adverse to Plaintiff sooner). Trial has been tentatively scheduled for February 4, 2019.

Aczone® Gel, 7.5% IPR. Amneal Pharmaceuticals LLC and Amneal Pharmaceuticals of New York, LLC (collectively, “Amneal”) filed a petition for Inter Partes Review (Trial number IPR2018-00608) with the USPTO regarding U.S. Patent No. 9,161,926, which was accorded a filing date of February 12, 2018.

Amrix®. In August 2014, Aptalis Pharmatech, Inc. (“Aptalis”) and Ivax International GmbH (“Ivax”), Aptalis’s licensee for Amrix, brought an action for infringement of U.S. Patent No. 7,790,199 (the “’199 patent”), and 7,829,121 (the “’121 patent”) in the U.S. District Court for the District of Delaware against Apotex Inc. and Apotex Corp. (collectively “Apotex”). Apotex has notified Aptalis that it has filed an ANDA with the FDA seeking to obtain approval to market a generic version of Amrix before these patents expire. (The ’199 and ’121 patents expire in November 2023.) A bench trial concluded on November 17, 2015. On December 8, 2016, the court entered an order, opinion and judgment in favor of Plaintiffs and against Apotex, that Apotex infringes the asserted claims of the ‘199 and ‘121 patents.  Apotex appealed.  The Federal Circuit heard oral arguments on December 5, 2017 and on January 4, 2018, issued a decision reversing the district court’s claim construction, vacating the district court’s infringement finding, and remanding for further proceedings. On April 23, 2018, the Federal Court denied Aptalis and Ivax’s combined petition for panel rehearing or rehearing en banc.

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

Bystolic®. On January 19, 2018, Allergan Sales, LLC, Allergan USA, Inc., and Forest Laboratories Holdings, Ltd. (collectively, “Allergan”) brought an action for infringement of U.S. Patent No. 6,545,040 in the United States District Court for the District of Delaware against Aurobindo Pharma USA, Inc. and Aurobindo Pharma Ltd. (collectively, “Aurobindo”). Aurobindo had notified Forest Laboratories, LLC (which later merged with and into Allergan Sales, LLC, with Allergan Sales, LLC as the surviving entity) that Aurobindo had filed an ANDA with FDA seeking to obtain approval to market generic versions of Bystolic® 2.5 mg, 5 mg, 10 mg, and 20 mg nebivolol hydrochloride tablet products before the ‘040 Patent expires in December 17, 2021. This lawsuit triggered an automatic stay of approval of Aurobindo’s ANDA that expires no earlier than June 2020 (unless there is a final court decision adverse to Plaintiffs sooner).  No trial date or case schedule has been set.

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

Combigan® II-III.  On March 9, 2015, Allergan filed a complaint against Sandoz in the U.S. District Court for the Eastern District of Texas, Marshall Division, alleging that Sandoz’s proposed generic product infringes certain U.S. Patents including U.S. Patent Nos. 7,030,149 (the “149 Patent”), 7,320,976 (the “’976 Patent”), and 8,748,425 (the “’425 Patent”).

A bench trial concluded on October 27, 2016. On December 30, 2016, the court entered an opinion and final judgment in favor of Allergan and against Sandoz, that the asserted claims of the ‘149 Patent, ‘976 Patent and ‘425 Patent were not invalid, and that Sandoz infringes the asserted claims of the ‘425 Patent. The court also held in favor of Sandoz and against Allergan, that Sandoz does not infringe the asserted claims of the ‘149 and ‘976 Patents. Sandoz filed a notice of appeal and Allergan filed a notice of cross appeal.  The Federal Circuit heard oral arguments on October 2, 2017 and on December 22, 2017, issued a decision affirming the district court’s finding of no invalidity of the asserted claims and non-infringement of the claims of the ‘149 and ‘976 Patents, and reversing the district court’s finding of infringement of claim 1 of the ‘425 Patent.  On March 29, 2018, the Federal Circuit denied Allergan’s combined petition for panel rehearing or rehearing en banc.  The mandate was issued on April 4, 2018.    On April 6, 2018, Sandoz filed an unopposed motion to vacate the district court’s injunction orders.  That motion is currently pending.

Combigan® IV. On October 30, 2017, Allergan Sales, LLC and Allergan, Inc. (collectively, “Allergan”) filed a complaint against Sandoz, Inc. and Alcon Laboratories, Inc. (“Sandoz”) in the U.S. District Court for the District of New Jersey, alleging that their proposed generic versions of Combigan® infringe U.S. Patent Number 9,770,453 (the “‘453 Patent”).  On March 6, 2018, Allergan and Sandoz submitted a stipulation and proposed order to grant Allergan leave to file an amended complaint to assert additional claims of infringement of U.S. Patent Nos. 9,907,801 (the “‘801 Patent”) and 9,907,802 (the “‘802 Patent”). The ‘453, ‘801 and ‘802 Patents are listed in the Orange Book for Combigan® and expire on April 19, 2022.  Trial is scheduled for some time in November/December 2018.  On April 17, 2018, Sandoz filed an amended answer and counterclaims alleging non-infringement, invalidity, inequitable conduct, unclean hands and certain other antitrust counterclaims, including fraud on the U.S. Patent Office, sham litigation, abusive serial patent enforcement, and state monopolization claims.

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

On March 1, 2018, plaintiffs filed their opening appeal brief with respect to Teva, the remaining defendant.

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

On October 30, 2017, Forest Laboratories, LLC (which later merged with and into Allergan Sales, LLC, with Allergan Sales, LLC as the surviving entity) and Forest Laboratories Holdings Limited, Allergan USA, Inc., and Pierre Fabre Medicament S.A.S. (collectively, “Forest”) brought an action for infringement of the ‘879 Patent, the ‘598 Patent and the ‘937 Patent against MSN Laboratories Private Limited and MSN Pharmaceuticals Inc. (collectively, “MSN”).  On October 31, 2017, Forest brought actions for infringement of the ‘879 Patent, the ‘598 Patent, and the ‘937 Patent against Prinston Pharmaceutical Inc. and Solco Healthcare U.S., LLC (collectively, “Prinston”), Torrent Pharmaceuticals Limited and Torrent Pharma Inc. (collectively, “Torrent”), West-Ward Pharmaceuticals International Limited and West-Ward Pharmaceuticals Corp. (collectively, “West-Ward”), and Zydus Pharmaceuticals (USA) Inc. (“Zydus”).  On November 15, 2017, Forest brought actions for infringement of the ‘879 Patent, the ‘598 Patent and the ‘937 Patent against Aurobindo Pharma USA, Inc. and Aurobindo Pharma Limited (collectively, “Aurobindo”), and Amneal Pharmaceuticals LLC and Amneal Pharmaceuticals Private Limited (collectively, “Amneal”).  Each of these lawsuits were brought in the U.S. District Court for the District of New Jersey and triggered automatic stays of approval of the ANDAs until January 2021 (unless there is a final court decision adverse to Forest sooner).
In December 2017 and January 2018 MSN, Torrent, West-Ward, Zydus, and Amneal filed answers and counterclaims, and Prinston and Aurobindo filed answers, in their respective actions. In January 2018 Forest filed answers to MSN, Torrent, West-Ward and Zydus’s counterclaims.  On February 8, 2018, the district court consolidated the MSN, Prinston, Torrent, West-Ward, Zydus, Aurobindo and Amneal actions. No trial date has been set.

Juvéderm® XC IPRs. On August 2, 2017, Teoxane S.A.  (“Teoxane”) filed a petition for Inter Partes Review (Trial number IPR2017-01906) with the USPTO regarding U.S. Patent No. 8,357,795, which was accorded a filing date of September 13, 2017. And on August 24, 2017, Teoxane filed a petition for Inter Partes Review (Trial Number IPR2017-02002) with the USPTO regarding U.S. Patent Number 8,450,475, which was accorded a filing date of September 13, 2017. On December 13, 2017, Allergan filed Patent Owner Preliminary Responses. On January 9, 2018, the USPTO granted Teoxane’s opposed request to file a reply brief and Allergan’s request to file a sur-reply brief. Teoxane filed its reply on January 15, 2018, and Allergan filed its sur-reply on January 22, 2018.  On March 9, 2018, the USPTO denied institution of both Teoxane IPRs.

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

Latisse® IV. In December 2016, Sandoz announced the U.S. market launch of Defendants’ generic copy of LATISSE®.  In July 2017, Plaintiffs Allergan and Duke University (collectively, “Plaintiffs”) filed a complaint for infringement of U.S. Patent Number 9,579,270 (“‘270 Patent”) against Defendants Sandoz Inc. (“Sandoz”) and Alcon Laboratories, Inc. (“Alcon”) in the U.S. District Court for the Eastern District of Texas (EDTX).  (The ‘270 patent expires in January 2021.)  In their complaint, Plaintiffs seek, among other things, a judgment that Defendants have infringed the ‘270 patent by making, selling, and offering to sell, and/or importing, their generic copy of LATISSE® within the United States.  Plaintiffs seek injunctive relief and damages for Defendants’ infringement.  In September 2017, Defendants filed a joint motion to transfer venue to the Middle District of North Carolina (“MDNC”).  On September 14, 2017, Defendants also filed a complaint in the MDNC for declaratory judgment seeking, among other things, a declaration of invalidity, unenforceability and non-infringement of the ‘270 patent, a declaration precluding Allergan and Duke University from asserting the ‘270 based on collateral estoppel and a declaratory judgment that assertion of the ‘270 patent constitutes patent misuse, sham litigation and a violation of the Sherman Act.  In the MDNC complaint Sandoz and Alcon seek an unspecified amount of treble damages.

On April 3, 2018, the EDTX court issued an order: (i) denying Defendant’s motion to transfer the case to MDNC, and (ii) severing Plaintiff’s claims against Defendants and transferring Plaintiff’s claims against Alcon to the District Court of Delaware.

On April 24, 2018, the MDNC court granted Allergan’s motion to dismiss Sandoz and Alcon’s MDNC complaint and denied as moot their motion for summary judgment.

In addition, in August 2017, the Company and Duke University received a Paragraph IV certification notice letter from Alembic Pharmaceuticals, Ltd. (“Alembic”) indicating that it had submitted to FDA an ANDA seeking approval to manufacture and sell a generic version of LATISSE® (“LATISSE”) before the expiration of U.S. Patent Nos. 8,038,988 (the “‘988 Patent”), 8,101,161 (the “‘161 Patent”), 8,263,054 (the “‘054 Patent”), 8,541,466 (the “‘466 Patent”), 8,632,760 (the “‘760 Patent”), 8,758,733 (the “‘733 Patent”), 8,906,962 (the “‘962 Patent”), 8,986,715 (the “‘715 Patent”), 9,216,183 (the “‘183” Patent), 9,226,931 (the “‘931 Patent) and 9,579,270 (the “‘270 Patent”). (The ‘466, ‘962 and ‘270 Patents expire in January 2021; the ‘054, ‘760, ‘733, ‘715, ‘183, and ‘931 Patents expire in January 2023; the ‘988 Patent expires in August 2023; and the ‘161 Patent expires in May 2024). Alembic claims that the patents listed in its notice letter are invalid, unenforceable and/or would not be infringed.  On September 25, 2017, Allergan, Inc., Allergan Sales, LLC and Duke University (collectively, “Plaintiffs”), brought an action for infringement of the ‘270 Patent in the U.S. District Court for the District of New Jersey against Alembic Pharmaceuticals, Ltd., Alembic Global Holding SA, and Alembic Pharmaceuticals, Inc. (collectively, “Alembic”).  This lawsuit triggered an automatic stay of approval of the applicable ANDA that expires no earlier than February 2020 (unless there is a final court decision adverse to Plaintiffs sooner). On December 26, 2017, Alembic filed its answer and counterclaims.  On January 5, 2018, defendant Alembic Global Holding SA was dismissed without prejudice. No trial date has been set.  On March 28, 2018, Alembic requested leave to file a case-dispositive motion on the pleadings, or, in the alternative, for summary judgment of invalidity based on collateral estoppel.  Plaintiffs opposed Defendants’ request on April 4, 2018.

Linzess®. In October and November 2016, the Company and Ironwood received Paragraph IV certification notice letters from Teva Pharmaceuticals USA, Inc. (“Teva”) , Aurobindo Pharma Ltd., Mylan Pharmaceuticals Inc. (“Mylan”), and Sandoz Inc. (“Sandoz”)  indicating that they had submitted to FDA ANDAs seeking approval to manufacture and sell generics version of LINZESS® 145 mcg and 290 mcg capsules (“LINZESS”) before the expiration of some or all of the nine patents then listed in the Orange Book, including U.S. Patent Nos. 7,304,036 (the “‘036 Patent”); 7,371,727 (the “‘727 Patent”); 7,704,947 (the “‘947 Patent”); 7,745,409 (the “‘409 Patent”); 8,080,526 (the “‘526 Patent”); 8,110,553 (the “‘553 Patent”); 8,748,573 (the “‘573 Patent”); 8,802,628 (the “‘628 Patent”); and 8,933,030 (the “‘030 Patent”). (The ‘727, ‘947, ‘409, ‘526 and ‘553 Patents expire in January 2024; the ‘036 Patent expires in August 2026; and the ‘573, ‘628 and ‘030 Patents expire in 2031.) Teva, Aurobindo Pharma Ltd., Mylan and Sandoz claim that the patents discussed in their respective notice letters are invalid, unenforceable and/or would not be infringed.  On November 30, 2016, Forest Laboratories, LLC (which later merged with and into Allergan Sales, LLC, with Allergan Sales, LLC as the surviving entity), Forest Laboratories Holdings, Ltd., Allergan USA, Inc. and Ironwood Pharmaceuticals, Inc. (collectively, “Plaintiffs”), brought an action for infringement of some or all of the ‘036, ‘727, ‘947, ‘409, ‘526, ‘553, ‘573, ‘628 and ‘030 Patents in the U.S. District Court for the District of Delaware against Aurobindo Pharma Ltd., Aurobindo Pharma USA, Inc. (collectively, “Aurobindo”), Teva, Mylan and Sandoz.  This lawsuit triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than February 2020 (unless there is a final court decision adverse to Plaintiffs sooner).  Trial is scheduled for June 2019.  On July 13, 2017, Mylan filed a motion to dismiss for improper venue.  That motion is currently pending.

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

In September 2017, October 2017 and January 2018, the Company and Ironwood received second Notice Letters relating to the ANDAs submitted to the FDA by Teva, Mylan and Sandoz, respectively. Teva, Mylan and Sandoz claim that U.S. Patent No. 9,708,371 (the “‘371 Patent”) is invalid and/or would not be infringed by their respective ANDAs.  (The ‘371 Patent expires in 2033.) On October 20, 2017, November 30, 2017 and January 20, 2018, Plaintiffs brought actions for infringement of the ‘371 patent in the U.S. District Court for the District of Delaware against Teva, Mylan and Sandoz, respectively.  The actions filed in October and November 2017 against Teva and Mylan have been consolidated with the lawsuit filed in November 2016.

In December 2017 and February 2018, the Company and Ironwood received Paragraph IV certification notice letters from Teva and Mylan, respectively indicating that they had submitted to FDA ANDAs seeking approval to manufacture and sell generic versions of LINZESS® 72 mcg capsules (“72 mcg ANDA”) before the expiration of the ‘036, ‘727, ‘947, ‘409, ‘526, ‘553, ‘030 and ‘371 Patents. Teva and Mylan claim that these patents are invalid, unenforceable and/or would not be infringed. On February 2, 2018 and March 29, 2018, Forest Laboratories Holdings, Ltd., Allergan USA, Inc., Allergan Sales, LLC and Ironwood Pharmaceuticals, Inc. (collectively, “Plaintiffs”), brought actions for infringement of some or all of the ‘036, ‘727, ‘947, ‘409, ‘526, ‘553, ‘030 and ‘371 Patents in the U.S. District Court for the District of Delaware against Teva and Mylan, respectively. These lawsuits triggered automatic stays of approval of Teva’s 72 mcg ANDA and Mylan’s 72 mcg ANDA that expire no earlier than June 2020 and August 2020, respectively (unless there is a final court decision adverse to Plaintiffs sooner).   On March 14, 2018, the district court consolidated the Teva 72 mcg ANDA matter with the lawsuit filed in November 2016.

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

In June 2016, after reaching an agreement to settle, the parties filed and the court entered a judgment of infringement in favor of Plaintiffs and against Teva regarding the ‘009 patent. On July 26, 2016, the court entered a final judgment of invalidity of claim 1 of the ‘209 patent, claims 1, 6, 10 and 15 of the ‘708 patent, claim 1 of the ‘379 patent, claims 1 and 9 of the ‘752 patent, claims 1 and 7 of the ‘085 patent and claim 1 of the ‘233 patent in favor of Teva. On August 23, 2016, the Company filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit in the actions involving Teva with respect to the district court’s January 5, 2016 claim construction opinion and order, and the July 26, 2016 final judgment of invalidity. The Federal Circuit heard oral arguments on November 9, 2017, and on December 11, 2017 issued a decision affirming the district court’s judgment of invalidity with respect to certain claims of the ‘209, ‘708, ‘379, ‘752 and ‘085 patents.  On February 12, 2018, the Federal Circuit denied Plaintiffs petitions for panel rehearing and rehearing en banc.

Previously, on September 29, 2016, the Company issued a press release following announcement of ANDA approvals, including FDA final approval by Lupin which stated that if the district court ruling is upheld on appeal to the U.S. Court of Appeals for the Federal Circuit, there is a possibility that generic entry for Namenda XR could occur following an adverse decision.

The Federal Circuit issued the mandate of the court on February 20, 2018, and certain generics launched the generic products shortly thereafter.

In April 2017, Forest Laboratories, LLC (which later merged with and into Allergan Sales, LLC, with Allergan Sales, LLC as the surviving entity) received a Paragraph IV certification notice letter from Macleods Pharmaceuticals, Ltd. indicating that it had submitted to FDA an ANDA seeking approval to manufacture and sell a generic version of Namenda XR® before the expiration of the ‘009, ‘209, ‘708, ‘379, ‘752, ‘085, and ‘233 patents.  Macleods Pharmaceuticals, Ltd. claims that these patents are invalid, unenforceable and/or would not be infringed.  On June 2, 2017, the Company and Adamas Pharma, LLC brought an action for infringement of the ‘009, ‘209, ‘708 and ‘379 patents in the U.S. District Court for the District of Delaware against Macleods Pharmaceuticals, Ltd. and Macleods Pharma USA, Inc. (collectively, “Macleods”). On January 24, 2018, the district court consolidated the actions filed against Macleods with respect to Macleods’ ANDAs seeking approval to manufacture and sell a generic versions of Namenda XR® and Namzaric®.   On March 31, 2018, the Company entered into a settlement agreement with Macleods with respect to Macleods’ proposed generic versions of Namenda XR® and the case was dismissed.

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

In April 2017, Forest Laboratories, LLC (which later merged with and into Allergan Sales, LLC, with Allergan Sales, LLC as the surviving entity) received a Paragraph IV certification notice letter from Macleods Pharmaceuticals, Ltd. (“Macleods”) indicating that it had submitted to FDA an ANDA seeking approval to manufacture and sell generic versions of Namzaric® donepezil and memantine hydrochloride extended release capsules (10 mg/14 mg and 10 mg/28 mg) before the expiration of the ‘009, ‘291, ‘209, ‘708, ‘379, ‘794, ‘752, ‘485, ‘486, ‘085, ‘858 and ‘233 patents.  Macleods claims that these patents are invalid, unenforceable and/or would not be infringed.  On June 2, 2017, the Company and Adamas Pharma, LLC brought an action for infringement of the ‘009, ‘291, ‘485, ‘486, and ‘858 patents in the U.S. District Court for the District of Delaware against Macleods Pharmaceuticals, Ltd. and Macleods Pharma USA, Inc. (collectively, “Macleods”). On January 24, 2018, the district court consolidated the actions filed against Macleods with respect to Macleods’ ANDAs seeking approval to manufacture and sell a generic versions of Namenda XR® and Namzaric®. On March 9, 2018, the Company entered into a settlement agreement with Macleods with respect to Macleods’ proposed generic versions of Namzaric® and the case was dismissed.

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

On August 18, 2017, Allergan Finance, LLC, Allergan Sales, LLC and Kissei Pharmaceutical Co., Ltd. (collectively, “Plaintiffs”), brought an action for infringement of the ‘603 Patent in the U.S. District Court for the District of Delaware against Aurobindo Pharma Ltd., Aurobindo Pharma U.S.A., Inc., and Aurobindo Pharma USA LLC (collectively, “Aurobindo”). This lawsuit triggered an automatic stay of approval of the applicable ANDA through to patent expiration (unless there is a final court decision adverse to Plaintiffs sooner).   On April 20, 2018, this matter was dismissed without prejudice.

Restasis®. Between August and September 2015, Allergan brought actions for infringement of U.S. Patent Nos. 8,629,111 (the “‘111 patent”), 8,633,162 (the “‘162 patent”), 8,642,556 (the “‘556 patent”), 8,648,048 (the “‘048 patent”), and 8,685,930 (the “‘930 patent”) in the U.S. District Court for the Eastern District of Texas against Akorn, Inc., Apotex, Inc., Mylan Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Inc., InnoPharma, Inc., and Pfizer, Inc., and related subsidiaries and affiliates thereof. On September 14, 2015, Allergan brought an action for infringement of these patents in the U.S. District Court for the District of Delaware against InnoPharma, Inc. and Pfizer, Inc. These companies have notified Allergan that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Restasis® before these patents expire in August 2024. In the Texas actions the District Court granted joint motions to dismiss without prejudice Teva Pharmaceutical Industries Ltd. and Pfizer, Inc., on October 12 and October 22, 2015, respectively. Teva Pharmaceuticals USA, Inc. (“Teva”) and InnoPharma, Inc. (“InnoPharma”) remain defendants in the respective actions. Allergan entered into a settlement agreement with Apotex on December 15, 2015 and the case was dismissed with respect to the Apotex defendants.

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

On October 27, 2017, Plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. On December 1, 2017, Plaintiffs filed a motion seeking Defendants’ production of FDA correspondence and notice of FDA approval, which the Federal Circuit denied on January 3, 2018. The parties’ appeal briefing was completed on March 19, 2018.  A date for oral argument has not been set.

On December 22, 2016, Allergan filed a complaint for infringement of the ʼ111 patent, ʼ162 patent, ʼ556 patent, ʼ048 patent, ʼ930 patent, and the ʼ191 patent in the U.S. District Court for the Eastern District of Texas against Deva Holding A.S. (“Deva”). Deva notified Allergan that it has filed an ANDA with the FDA seeking to obtain approval to market generic versions of Restasis® before these certain patents expire.  On March 6, 2018, the district court granted in part and denied in part the parties’ joint motion for entry of a stipulated order, and stayed the case until such time as the Federal Circuit in the lead appeal case with Teva, Mylan and Akron issues a mandate. The parties’ stipulation provides that Deva will be bound by the outcome of that appeal.

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

On January 2, 2018, the Tribe filed a Request for Oral Hearing pursuant to 37 C.F.R. § 42.70(a) seeking certain discovery concerning the identity and impartiality of the merits panel assigned to this IPR. On January 4, 2018, the USPTO issued an order (a) denying the Tribe’s request for oral hearing, (b) denying the Tribe’s request for authorization to file a motion for additional discovery, (c) ordering the Tribe not to make any further requests for additional discovery directed to the Board in the IPR proceedings, and (d) ordering the Tribe not to file any further papers in the IPR proceedings without prior authorization from the Board.  On January 9, 2018, Allergan filed a motion to withdraw from the IPRs on the ground that Allergan ceased to be the patent owner.

On February 23, 2018, the USPTO issued orders denying the Tribe’s motion to dismiss (or terminate), denying Allergan’s motion to withdraw, setting a rescheduled hearing date for April 3, 2018, and setting a deadline to issue final written decisions by June 8, 2018. On February 28, 2018, the Tribe and Allergan filed a combined notice of appeal.

On March 8, 2018, the Tribe and Allergan filed a motion concerning the PTAB’s divested jurisdiction or, in the alternative, for a stay pending the appeal. On March 22, 2018, the USPTO issued an order denying the motion.

On March 16, 2018, the Tribe and Allergan filed with the Federal Circuit a motion to stay the IPR proceedings pending review of their February 28, 2018 appeal.

On March 26, 2018, the Federal Circuit issued an order sua sponte expediting the briefing and argument schedule on the merits of the appeal. Oral argument is scheduled for June 4, 2018.  On March 28, 2018, the Federal Circuit granted the Tribe and Allergan’s motion to stay the IPR proceedings.  The stay remains in effect until the day after oral argument in the appeals in June 2018, at which time the Federal Circuit will address whether the stay shall remain in effect or whether it will be lifted.  On April 18, 2018, the Tribe and Allergan filed an opening appeal brief.

Saphris®. Between September 2014 and May 2015, Forest Laboratories, LLC (which later merged with and into Allergan Sales, LLC, with Allergan Sales, LLC as the surviving entity), and Forest Laboratories Holdings Ltd. (collectively, “Forest”) brought actions for infringement of some or all of U.S. Patent Nos. 5,763,476 (the “‘476 patent”), 7,741,358 (the “‘358 patent”) and 8,022,228 (the “‘228 patent”) in the U.S. District Court for the District of Delaware against Sigmapharm Laboratories, LLC, Hikma Pharmaceuticals, LLC, Breckenridge Pharmaceutical, Inc., Alembic Pharmaceuticals, Ltd. and Amneal Pharmaceuticals, LLC, and related subsidiaries and affiliates thereof. Including a 6-month pediatric extension of regulatory exclusivity, the ‘476 patent expires in December 2020, and the ‘358 and ‘228 patents expire in October 2026. On September 30, 2015, the District Court consolidated all pending actions. On

March 28, 2016, the court entered Forest and Hikma’s proposed joint stipulation and order of adverse judgment and dismissal of claims related to the ‘358 and ‘228 patents. In April 2016, the court granted the proposed consent judgment of non-infringement and order of dismissal of counterclaims related to the ‘358 and ‘228 patents, as well as a stipulation and order with respect to infringement of Claims 1, 2, and 6 of the ʼ476 patent, between Plaintiffs and Breckenridge. The Court also granted the proposed stipulation of entry and proposed order of adverse judgment and dismissal of counterclaims related to the ʼ358 and ʼ228 patents between Plaintiffs and Sigmapharm. In April, May and July 2016, the court granted the proposed stipulations and orders of infringement of certain claims of the ‘476 patent as to Hikma, Breckenridge and Alembic. On October 13, 2016, the court stayed trial as to Sigmapharm and extended the 30-month stay as to Sigmapharm.  Trial with respect to the ‘476 patent, the only remaining patent-in-suit, concluded on November 3, 2016.  On June 30, 2017, the district court issued an opinion and order finding all asserted claims of the ‘476 patent valid, and that claims 4, 9 and 10 were not infringed by Alembic and Breckenridge.  On July 11, 2017, the district court entered a final judgment that ordered, among other things, that Alembic’s, Amneal’s, Breckenridge’s and Hikma’s respective ANDAs not be granted final approval by FDA earlier than the date of expiration of the ‘476 patent inclusive of any applicable adjustments, extensions or exclusivities. On July 28, 2017, Alembic, Amneal, Breckenridge and Hikma (the “Appeal Defendants”) filed notices of appeal. On August 9, 2017, Plaintiffs filed a notice of cross appeal.  Briefing was completed on April 4, 2018.

On July 25, 2017, the District Court actions were reassigned to Judge Mitchel S. Goldberg of the U.S. District Court for the Eastern District of Pennsylvania. On February 9, 2018, the district court lifted the stay on the issue of infringement as to Sigmapharm. On March 14, 2018, the district court issued a scheduling order setting trial to begin on June 18, 2018 with respect to Sigmapharm’s infringement of claim 1 of the ‘476 patent. The district court also acknowledged that (a) the 30 month stay as to Sigmapharm is set to expire June 21, 2018, (b) Sigmapharm agreed not to launch its proposed generic product until FDA approval and after the district court issues its decision, and (c) Plaintiffs and Sigmapharm agreed to be bound by the outcome of the pending appeal with the Appeal Defendants and any proceedings on remand, if necessary, with respect to infringement of claims 4, 9 and 10 of the ‘476 patent.

Savella®. On October 5 and 6, 2017, Forest Laboratories Holdings, Ltd., Allergan Sales, LLC and Allergan USA, Inc. (collectively, “Allergan and Forest”) brought actions for infringement of U.S. Patent Nos. 6,602,911 (the “‘911 patent”), 7,888,342 (the “‘342 patent”), and 7,994,220 (the “‘220 patent”) in the U.S. District Court for the District of Delaware and the District of New Jersey, respectively, against Strides Pharma Global Pte Limited and Strides Pharma Inc. (collectively, Strides”).  Strides notified Forest that it filed an ANDA with the FDA seeking to obtain approval to market a generic version of Savella® before the ‘911, ‘342 and ‘220 patents expire. (The ‘342 patent expires in November 2021, the ‘911 patent expires in January 2023, and the ‘220 patent expires in September 2029.)   On April 20, 2018, the Company entered into a settlement agreement with Strides.

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

Viibryd® IPR. On January 5, 2018, Argentum Pharmaceuticals LLC submitted to the USPTO a petition for Inter Partes Review (“IPR”) seeking cancellation of certain claims of U.S. Patent No. 8,673,921 (the “‘921 patent”). The ‘921 patent is listed in the Orange Book for Viibryd® and expires in June 2022. On January 26, 2018, Merck Patentgesellschaft Mit Beschränkter Haftung (“Merck”) submitted Mandatory Notices.  Merck’s Patent Owner Preliminary Response is due May 9, 2018.

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

Product Liability Litigation

Actonel® Litigation. Warner Chilcott is a defendant in approximately 165 cases and a potential defendant with respect to approximately 383 unfiled claims involving a total of approximately 552 claimants relating to Warner Chilcott’s bisphosphonate prescription drug Actonel®. The claimants allege, among other things, that Actonel® caused them to suffer osteonecrosis of the jaw (“ONJ”), a rare but serious condition that involves severe loss or destruction of the jawbone, and/or atypical fractures of the femur. Warner Chilcott is in the initial stages of discovery in these litigations.  All of the filed cases are in either federal or state courts in the United States, with the exception of two cases filed in provincial courts in Canada.  One Canadian case involves a single plaintiff, and the other is a purported product liability class action involving two named plaintiffs. The Canadian action alleges, among other things, that Actonel® caused the plaintiffs and the proposed class members who ingested Actonel® to suffer ONJ or other side effects. It is expected that the plaintiffs in the purported class action will seek class certification. Plaintiffs have typically asked for unspecified monetary and injunctive relief, as well as attorneys’ fees. Warner Chilcott is indemnified by Sanofi for certain Actonel claims pursuant to a collaboration agreement relating to the two parties’ co-promotion of the product in the United States and other countries. In addition, Warner Chilcott is also partially indemnified by the Procter & Gamble Company (“P&G”) for ONJ claims that were pending at the time Warner Chilcott acquired P&G’s global pharmaceutical business in October 2009. In May and September 2013, Warner Chilcott entered into two settlement agreements that resolved a majority of the then-existing ONJ-related claims.

AlloDerm Litigation.  LifeCell Corporation is named as a defendant in approximately 370 lawsuits alleging that its biologic mesh product AlloDerm did not perform as intended and caused various injuries.  Plaintiffs allege the product was defectively designed or manufactured and/or did not have proper warnings.  These cases are consolidated in Superior Court of New Jersey, Middlesex County.  Prior to the close of its sale to Allergan, LifeCell mediated the New Jersey cases in December 2016 and negotiated a settlement of its pending New Jersey cases, which was paid by LifeCell on April 19, 2017.  Approximately 369 of the cases have been dismissed, with the balance anticipated to be dismissed pending estate filings.  LifeCell’s insurers participated in the settlement.  One other case is pending in Oklahoma but the Company has not yet been served.

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

Celexa®/Lexapro® Litigation.  Certain Forest entities are defendants in approximately 166 actions alleging that Celexa® or Lexapro® caused various birth defects. Several of the cases involve multiple minor-plaintiffs. The majority of these actions have been consolidated in state court in Missouri; none of the actions are set for trial.

RepliForm Litigation.  LifeCell Corporation is named as a defendant in approximately 325 cases alleging that its biologic mesh product RepliForm did not perform as intended and caused various injuries.  In all of those cases Boston Scientific Corporation, LifeCell’s distributor, has been named as a co-defendant.  In addition, a significant portion of those cases also name another manufacturer as a defendant whose product was implanted at the same time.  All but a few of the cases have been consolidated for centralized management in the Superior Court of Massachusetts, Middlesex County.  The other cases are venued in federal court in West Virginia, and state courts in Delaware and Minnesota.  Approximately 200 of the cases have been settled or dismissed.

Testosterone Litigation. Beginning in 2014, a number of product liability suits were filed against Actavis, Inc., now known as Allergan Finance, LLC, and one or more of its former subsidiaries as well as other manufacturers and distributors of testosterone products, for personal injuries including but not limited to cardiovascular events allegedly arising out of the use of Androderm.® There are approximately 525 currently pending actions which have been consolidated in an MDL in federal court in Illinois. The defendants have responded to the plaintiffs’ master complaint in the MDL and discovery is ongoing. Actavis, Inc.’s first trial is scheduled to begin in August 2018.

Government Investigations, Government Litigation and Qui Tam Litigation

Forest. Forest received a subpoena, dated April 29, 2015, from the U.S. Department of Health and Human Services, Office of Inspector General (“OIG”). The subpoena requests documents relating to Average Manufacturer (“AMP”) and Best Price calculations for several of its products. Subsequently, Forest received a Civil Investigative Demand (“CID”) from the OIG, dated August 16, 2016, primarily related to the calculation of Best Price. The Company is cooperating fully with the OIG’s requests.

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

Matters Relating to the Company’s Divested Generics Business

The following matters relate to the former generics business of the Company or the transaction pursuant to which that business was sold to Teva, effective August 2, 2016.  In October 2016, pursuant to the Master Purchase Agreement by and between the Company and Teva (the “Master Purchase Agreement”), Teva provided the Company with its proposed estimated adjustment to the closing date working capital balance.  The Company disagreed with Teva’s proposed adjustment, and, pursuant to the Master Purchase Agreement, each of the Company’s and Teva’s proposed adjustments were submitted to arbitration (“Working Capital Arbitration”) to determine the working capital amount in accordance with GAAP as applied by the Company consistent with past practice. Teva initially proposed an adjustment of approximately $1.4 billion and subsequently submitted a revised adjustment of approximately $1.5 billion to the arbitrator.  In addition, on October 30, 2017, Teva submitted a Notice of Direct and Third Party Claims seeking indemnification for virtually all of the same items for which Teva was seeking a proposed adjustment in the Working Capital Arbitration as well as several new items as to which no quantity of damages were asserted.  On January 31, 2018, the Company and Teva entered into a Settlement Agreement and Mutual Releases (the “Teva Settlement Agreement”).  The Teva Settlement Agreement

provides that the Company will make a one-time payment of $700.0 million to Teva,  that the Company and Teva will jointly dismiss their working capital dispute arbitration, and that the Company and Teva will release all actual or potential claims brought by Teva in the Working Capital Arbitration as well as any claim either party has or can assert under the Master Purchase Agreement, for breach of any representation, warranty or covenant (other than any breach of a post-closing covenant not known as of the date of the Teva Settlement Agreement).  The actions for which Teva has agreed to provide indemnification to the Company include litigations and investigations relating to generic opioid products and also include, but are not limited to, the actions described below.

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

Florida Subpoena Related to Oxymorphone Products.  In January 2018, the Company received a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of Florida seeking information related to oxymorphone products which were sold by the divested generics business.  This subpoena appears to be related to a similar inquiry disclosed by Endo International plc on January 11, 2018.  The subpoena was directed to the Company as a source of information, not as a target along with others.

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

WCL has revised its consolidating balance sheets as previously presented in Footnote 25 of the December 31, 2017 Annual Report on Form 10-K and its consolidating financial statements as previously presented in Footnote 20 of the March 31, 2017 Quarterly Report on Form 10-Q due to a change in the Company’s legal entity structure and other reclassifications that occurred during the three months ended March 31, 2018.  As a result, prior period information has been recast to conform to the current period presentation.

The following financial information presents the consolidating balance sheets as of March 31, 2018 and December 31, 2017, the related statement of operations for the three months ended March 31, 2018 and 2017 and the statements of cash flows for the three months ended March 31, 2018 and 2017.

Warner Chilcott Limited

Consolidating Balance Sheets

As of March 31, 2018

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
ASSETS
Current assets:
Cash and cash equivalents	$0.1	$76.9	$0.1	$-	$917.2	$-	$994.3
Marketable securities	-	-	-	-	1,037.4	-	1,037.4
Accounts receivable, net	-	-	-	-	2,639.2	-	2,639.2
Receivables from Parents	-	4,223.5	-	-	1,470.1	-	5,693.6
Inventories	-	-	-	-	948.4	-	948.4
Intercompany receivables	-	2,348.5	87.5	73.7	19,875.2	(22,384.9)	-
Prepaid expenses and other current assets	-	-	-	85.0	687.8	-	772.8
Total current assets	0.1	6,648.9	87.6	158.7	27,575.3	(22,384.9)	12,085.7
Property, plant and equipment, net	-	-	-	-	1,769.5	-	1,769.5
Investments and other assets	-	-	-	-	267.1	-	267.1
Investment in subsidiaries	79,738.9	87,255.6	-	109,775.9	-	(276,770.4)	-
Non current intercompany receivables	-	31,800.2	21,062.8	-	31,131.5	(83,994.5)	-
Non current receivables from Parents	-	-	-	-	3,964.0	-	3,964.0
Non current assets held for sale	-	-	-	-	71.8	-	71.8
Deferred tax assets	-	-	-	-	890.5	-	890.5
Product rights and other intangibles	-	-	-	-	52,566.5	-	52,566.5
Goodwill	-	-	-	-	50,059.5	-	50,059.5
Total assets	$79,739.0	$125,704.7	$21,150.4	$109,934.6	$168,295.7	$(383,149.8)	$121,674.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	-	0.3	88.6	113.9	4,742.3	-	4,945.1
Intercompany payables	-	9,260.9	1.0	10,613.3	2,509.7	(22,384.9)	-
Payables to Parents	-	-	-	-	2,390.3	-	2,390.3
Income taxes payable	-	-	-	-	118.1	-	118.1
Current portion of long-term debt and capital leases	-	500.0	-	-	126.2	-	626.2
Total current liabilities	-	9,761.2	89.6	10,727.2	9,886.6	(22,384.9)	8,079.7
Long-term debt and capital leases	-	-	21,062.8	2,131.6	2,742.0	-	25,936.4
Other long-term liabilities	-	0.2	-	-	826.6	-	826.8
Long-term intercompany payables	-	30,156.5	-	975.0	52,863.0	(83,994.5)	-
Other taxes payable	-	-	-	-	1,555.3	-	1,555.3
Deferred tax liabilities	-	0.2	-	-	5,537.2	-	5,537.4
Total liabilities	-	39,918.1	21,152.4	13,833.8	73,410.7	(106,379.4)	41,935.6
Total equity / (deficit)	79,739.0	85,786.6	(2.0)	96,100.8	94,885.0	(276,770.4)	79,739.0
Total liabilities and equity	$79,739.0	$125,704.7	$21,150.4	$109,934.6	$168,295.7	$(383,149.8)	$121,674.6

Warner Chilcott Limited

Consolidating Balance Sheets

As of December 31, 2017

($ in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
ASSETS
Current assets:
Cash and cash equivalents	$0.1	$593.1	$0.1	$-	$1,223.0	$-	$1,816.3
Marketable securities	-	400.2	-	-	4,231.9	-	4,632.1
Accounts receivable, net	-	-	-	-	2,899.0	-	2,899.0
Receivables from Parents	-	4,223.5	-	-	1,573.9	-	5,797.4
Inventories	-	-	-	-	904.5	-	904.5
Intercompany receivables	-	8,118.7	5,507.6	19.6	25,417.0	(39,062.9)	-
Prepaid expenses and other current assets	-	-	-	85.0	1,038.0	-	1,123.0
Total current assets	0.1	13,335.5	5,507.7	104.6	37,287.3	(39,062.9)	17,172.3
Property, plant and equipment, net	-	-	-	-	1,785.4	-	1,785.4
Investments and other assets	-	-	-	-	267.9	-	267.9
Investment in subsidiaries	81,282.1	87,583.9	-	109,169.8	-	(278,035.8)	-
Non current intercompany receivables	-	27,518.7	20,985.0	-	30,544.0	(79,047.7)	-
Non current receivables from Parents	-	-	-	-	3,964.0	-	3,964.0
Non current assets held for sale	-	-	-	-	81.6	-	81.6
Deferred tax assets	-	-	-	-	316.0	-	316.0
Product rights and other intangibles	-	-	-	-	54,648.3	-	54,648.3
Goodwill	-	-	-	-	49,862.9	-	49,862.9
Total assets	$81,282.2	$128,438.1	$26,492.7	$109,274.4	$178,757.4	$(396,146.4)	$128,098.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	-	0.6	202.9	89.3	5,222.8	-	5,515.6
Intercompany payables	-	12,186.2	1,828.5	11,402.3	13,645.9	(39,062.9)	-
Payables to Parents	-	-	-	-	2,340.6	-	2,340.6
Income taxes payable	-	-	-	-	74.9	-	74.9
Current portion of long-term debt and capital leases	-	-	3,475.4	-	756.4	-	4,231.8
Total current liabilities	-	12,186.8	5,506.8	11,491.6	22,040.6	(39,062.9)	12,162.9
Long-term debt and capital leases	-	-	20,985.0	2,130.1	2,728.4	-	25,843.5
Other long-term liabilities	-	0.2	-	-	886.7	-	886.9
Long-term intercompany payables	-	30,395.0	-	149.0	48,503.7	(79,047.7)	-
Other taxes payable	-	-	-	-	1,573.5	-	1,573.5
Deferred tax liabilities	-	0.2	-	-	6,349.2	-	6,349.4
Total liabilities	-	42,582.2	26,491.8	13,770.7	82,082.1	(118,110.6)	46,816.2
Total equity / (deficit)	81,282.2	85,855.9	0.9	95,503.7	96,675.3	(278,035.8)	81,282.2
Total liabilities and equity	$81,282.2	$128,438.1	$26,492.7	$109,274.4	$178,757.4	$(396,146.4)	$128,098.4

Warner Chilcott Limited

Consolidating Statements of Operations

For the Three Months Ended March 31, 2018

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$3,672.1	$-	$3,672.1

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	522.8	-	522.8
Research and development	-	-	-	-	474.7	-	474.7
Selling and marketing	-	-	-	-	800.0	-	800.0
General and administrative	-	-	(0.7)	-	294.8	-	294.1
Amortization	-	-	-	-	1,697.6	-	1,697.6
In-process research and development impairments	-	-	-	-	522.0	-	522.0
Asset sales and impairments, net	-	-	-	-	13.1	-	13.1
Total operating expenses	-	-	(0.7)	-	4,325.0	-	4,324.3
Operating income / (loss)	-	-	0.7	-	(652.9)	-	(652.2)

Interest income / (expense), net	-	259.0	(3.3)	(21.2)	(414.8)	-	(180.3)
Other income / (expense), net	-	-	-	-	(78.8)	-	(78.8)
Total other income / (expense), net	-	259.0	(3.3)	(21.2)	(493.6)	-	(259.1)
Income / (loss) before income taxes and noncontrolling interest	-	259.0	(2.6)	(21.2)	(1,146.5)	-	(911.3)
Provision / (benefit) for income taxes	-	-	0.3	(12.2)	(670.3)	-	(682.2)
Losses / (earnings) of equity interest subsidiaries	231.3	545.5	-	(429.6)	-	(347.2)	-
Net (loss) / income from continuing operations, net of tax	$(231.3)	$(286.5)	$(2.9)	$420.6	$(476.2)	$347.2	$(229.1)
(Loss) from discontinued operations, net of tax	-	-	-	-	-	-	-
Net (loss) / income	$(231.3)	$(286.5)	$(2.9)	$420.6	$(476.2)	$347.2	$(229.1)
(Income) attributable to noncontrolling interest	-	-	-	-	(2.2)	-	(2.2)
Net (loss) / income attributable to members	$(231.3)	$(286.5)	$(2.9)	$420.6	$(478.4)	$347.2	$(231.3)
Other comprehensive income / (loss), net of tax	120.8	217.2	-	176.5	120.8	(514.5)	120.8
Comprehensive (loss) / income attributable to members	$(110.5)	$(69.3)	$(2.9)	$597.1	$(357.6)	$(167.3)	$(110.5)

Warner Chilcott Limited

Consolidating Statements of Operations

For the Three Months Ended March 31, 2017

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$3,572.9	$-	$3,572.9

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	450.4	-	450.4
Research and development	-	-	-	-	759.9	-	759.9
Selling and marketing	-	-	-	-	869.1	-	869.1
General and administrative	-	-	-	-	314.3	-	314.3
Amortization	-	-	-	-	1,736.0	-	1,736.0
In-process research and development impairments	-	-	-	-	340.0	-	340.0
Asset sales and impairments, net	-	-	-	-	7.4	-	7.4
Total operating expenses	-	-	-	-	4,477.1	-	4,477.1
Operating (loss)	-	-	-	-	(904.2)	-	(904.2)

Interest income / (expense), net	-	271.8	3.7	(39.6)	(474.2)	-	(238.3)
Other income / (expense), net	-	-	-	-	(1,922.8)	-	(1,922.8)
Total other income / (expense), net	-	271.8	3.7	(39.6)	(2,397.0)	-	(2,161.1)
Income / (loss) before income taxes and noncontrolling interest	-	271.8	3.7	(39.6)	(3,301.2)	-	(3,065.3)
(Benefit) / provision for income taxes	-	(0.2)	0.9	14.9	(547.7)	-	(532.1)
Losses / (earnings) of equity interest subsidiaries	2,537.3	2,800.3	-	2,140.9	-	(7,478.5)	-
Net (loss) / income from continuing operations, net of tax	$(2,537.3)	$(2,528.3)	$2.8	$(2,195.4)	$(2,753.5)	$7,478.5	$(2,533.2)
(Loss) from discontinued operations, net of tax	-	-	-	-	(3.1)	-	(3.1)
Net (loss) / income	$(2,537.3)	$(2,528.3)	$2.8	$(2,195.4)	$(2,756.6)	$7,478.5	$(2,536.3)
(Income) attributable to noncontrolling interest	-	-	-	-	(1.0)	-	(1.0)
Net (loss) / income attributable to members	$(2,537.3)	$(2,528.3)	$2.8	$(2,195.4)	$(2,757.6)	$7,478.5	$(2,537.3)
Other comprehensive income / (loss), net of tax	1,760.1	1,760.1	-	1,640.9	1,760.1	(5,161.1)	1,760.1
Comprehensive (loss) / income attributable to members	$(777.2)	$(768.2)	$2.8	$(554.5)	$(997.5)	$2,317.4	$(777.2)

Warner Chilcott Limited

Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2018

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net (loss) / income	$(231.3)	$(286.5)	$(2.9)	$420.6	$(476.2)	$347.2	$(229.1)
Reconciliation to net cash provided by / (used in) operating activities:
Losses / (earnings) of equity interest subsidiaries	231.3	545.5	-	(429.6)	-	(347.2)	-
Depreciation	-	-	-	-	56.1	-	56.1
Amortization	-	-	-	-	1,697.6	-	1,697.6
Provision for inventory reserve	-	-	-	-	14.2	-	14.2
Share-based compensation	-	-	-	-	72.5	-	72.5
Deferred income tax benefit	-	-	-	-	(1,026.4)	-	(1,026.4)
In-process research and development impairments	-	-	-	-	522.0	-	522.0
Loss on asset sales and impairments, net	-	-	-	-	13.1	-	13.1
Net income impact of other-than-temporary loss on investment in Teva securities	-	-	-	-	-	-	-
Loss on forward sale of Teva shares	-	-	-	-	77.7	-	77.7
Amortization of inventory step up	-	-	-	-	-	-	-
Amortization of deferred financing costs	-	-	5.9	0.4	-	-	6.3
Contingent consideration adjustments, including accretion	-	-	-	-	5.3	-	5.3
Dividends from subsidiaries	1,859.5	-	-	-	-	(1,859.5)	-
Other, net	-	-	(1.5)	(0.4)	8.4	-	6.5
Changes in assets and liabilities (net of effects of acquisitions)	-	(1,675.2)	3,498.5	9.0	(1,453.5)	-	378.8
Net cash provided by / (used in) operating activities	1,859.5	(1,416.2)	3,500.0	-	(489.2)	(1,859.5)	1,594.6
Cash Flows From Investing Activities:
Additions to property, plant and equipment	-	-	-	-	(46.4)	-	(46.4)
Additions to product rights and other intangibles	-	-	-	-	-	-	-
Additions to investments	-	(400.0)	-	-	(1,055.9)	-	(1,455.9)
Proceeds from sale of investments and other assets	-	800.0	-	-	4,089.5	-	4,889.5
Payments to settle Teva related matters	-	-	-	-	(466.0)	-	(466.0)
Proceeds from sales of property, plant and equipment	-	-	-	-	11.1	-	11.1
Acquisitions of business, net of cash acquired	-	-	-	-	-	-	-
Net cash provided by investing activities	-	400.0	-	-	2,532.3	-	2,932.3
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness, including credit facility	-	700.0	-	-	9.0	-	709.0
Proceeds from Forward Sale of Teva securities	-	-	-	-	372.3	-	372.3
Payments on debt, including capital lease obligations and credit facility	-	(200.0)	(3,500.0)	-	(622.1)	-	(4,322.1)
Other financing, including contingent consideration	-	-	-	-	(9.3)	-	(9.3)
Payments to settle Teva related matters	-	-	-	-	(234.0)	-	(234.0)
Dividends to Parents	(1,859.5)	-	-	-	(1,859.5)	1,859.5	(1,859.5)
Net cash (used in) / provided by financing activities	(1,859.5)	500.0	(3,500.0)	-	(2,343.6)	1,859.5	(5,343.6)
Effect of currency exchange rate changes on cash and cash equivalents	-	-	-	-	(5.3)	-	(5.3)
Net (decrease) in cash and cash equivalents	-	(516.2)	-	-	(305.8)	-	(822.0)
Cash and cash equivalents at beginning of period	0.1	593.1	0.1	-	1,223.0	-	1,816.3
Cash and cash equivalents at end of period	$0.1	$76.9	$0.1	$-	$917.2	$-	$994.3

Warner Chilcott Limited

Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2017

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net (loss) / income	$(2,537.3)	$(2,528.3)	$2.8	$(2,195.4)	$(2,756.6)	$7,478.5	$(2,536.3)
Reconciliation to net cash provided by / (used in) operating activities:
Losses / (earnings) of equity interest subsidiaries	2,537.3	2,800.3	-	2,140.9	-	(7,478.5)	-
Depreciation	-	-	-	-	41.6	-	41.6
Amortization	-	-	-	-	1,736.0	-	1,736.0
Provision for inventory reserve	-	-	-	-	23.9	-	23.9
Share-based compensation	-	-	-	-	62.7	-	62.7
Deferred income tax benefit	-	-	-	-	(712.8)	-	(712.8)
In-process research and development impairments	-	-	-	-	340.0	-	340.0
Loss on asset sales and impairments, net	-	-	-	-	7.4	-	7.4
Net income impact of other-than-temporary loss on investment in Teva securities	-	-	-	-	1,978.0	-	1,978.0
Amortization of inventory step up	-	-	-	-	27.9	-	27.9
Amortization of deferred financing costs	-	5.7	-	1.0	-	-	6.7
Contingent consideration adjustments, including accretion	-	-	-	-	30.7	-	30.7
Dividends from subsidiaries	305.8	-	-	-	-	(305.8)	-
Other, net	-	(10.0)	-	-	(8.8)	-	(18.8)
Changes in assets and liabilities (net of effects of acquisitions)	-	(2,139.5)	(2.8)	53.5	1,857.0	-	(231.8)
Net cash provided by / (used in) operating activities	305.8	(1,871.8)	-	-	2,627.0	(305.8)	755.2
Cash Flows From Investing Activities:
Additions to property, plant and equipment	-	-	-	-	(33.2)	-	(33.2)
Additions to product rights and other intangibles	-	-	-	-	(346.3)	-	(346.3)
Additions to investments	-	(3,989.6)	-	-	(2,398.3)	-	(6,387.9)
Proceeds from sale of investments and other assets	-	6,499.1	-	-	3,156.2	-	9,655.3
Proceeds from sales of property, plant and equipment	-	-	-	-	0.7	-	0.7
Acquisitions of business, net of cash acquired	-	-	-	-	(2,874.4)	-	(2,874.4)
Net cash provided by / (used in) investing activities	-	2,509.5	-	-	(2,495.3)	-	14.2
Cash Flows From Financing Activities:
Payments on debt, including capital lease obligations and credit facility	-	(1,000.0)	-	-	(15.9)	-	(1,015.9)
Other financing, including contingent consideration	-	-	-	-	(76.3)	-	(76.3)
Dividends to Parents	(305.8)	-	-	-	(305.8)	305.8	(305.8)
Net cash (used in) / provided by financing activities	(305.8)	(1,000.0)	-	-	(398.0)	305.8	(1,398.0)
Effect of currency exchange rate changes on cash and cash equivalents	-	-	-	-	6.3	-	6.3
Net (decrease) in cash and cash equivalents	-	(362.3)	-	-	(260.0)	-	(622.3)
Cash and cash equivalents at beginning of period	0.1	513.9	-	-	1,199.2	-	1,713.2
Cash and cash equivalents at end of period	$0.1	$151.6	$-	$-	$939.2	$-	$1,090.9

NOTE 21 – Subsequent Events

Elastagen Pty Ltd

On April 6, 2018, the Company completed the acquisition of Elastagen Pty Ltd for an upfront expense of approximately $96.0 million.  Under the terms of the agreement, Elastagen Pty Ltd is eligible to receive additional consideration of up to $165.0 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and the results of operations should be read in conjunction with the “Consolidated Financial Statements” and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”). This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under “Risk Factors” in our Annual Report, and elsewhere in this Quarterly Report.

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

Recent Business Transactions

The following are the significant transactions that were completed in the three months ended March 31, 2018.

Repros Therapeutics, Inc.

On January 31, 2018, the Company completed the acquisition of Repros Therapeutics, Inc., which was accounted for as an asset acquisition and a net charge of $33.2 million was expensed as a component of research and development (“R&D”) during the first quarter of 2018.

Operating results

Three Months Ended March 31, 2018 and 2017

Results of operations, including segment net revenues, segment operating expenses and segment contribution consisted of the following for the three months ended March 31, 2018 and 2017 ($ in millions):

	Three Months Ended March 31, 2018
	US Specialized Therapeutics	US General Medicine	International	Total
Net revenues	$1,578.6	$1,223.7	$864.0	$3,666.3

Operating expenses:
Cost of sales(1)	134.2	182.6	120.9	437.7
Selling and marketing	313.2	225.5	245.7	784.4
General and administrative	50.2	38.9	31.4	120.5
Segment contribution	$1,081.0	$776.7	$466.0	$2,323.7
Contribution margin	68.5%	63.5%	53.9%	63.4%
Corporate(2)				270.3
Research and development				474.7
Amortization				1,697.6
In-process research and development impairments				522.0
Asset sales and impairments, net				13.1
Operating (loss)				$(654.0)
Operating margin				(17.8)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Corporate includes net revenues of $5.8 million.

	Three Months Ended March 31, 2017
	US Specialized Therapeutics	US General Medicine	International	Total
Net revenues	$1,482.0	$1,345.8	$737.3	$3,565.1

Operating expenses:
Cost of sales(1)	89.2	194.5	100.3	384.0
Selling and marketing	330.4	302.5	209.5	842.4
General and administrative	44.8	40.7	29.9	115.4
Segment contribution	$1,017.6	$808.1	$397.6	$2,223.3
Contribution margin	68.7%	60.0%	53.9%	62.4%
Corporate(2)				286.0
Research and development				759.9
Amortization				1,736.0
In-process research and development impairments				340.0
Asset sales and impairments, net				7.4
Operating (loss)				$(906.0)
Operating margin				(25.4)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Corporate includes net revenues of $7.8 million.

The following is a reconciliation of net revenues for the operating segments to the Company’s net revenues for the three months ended March 31, 2018 and 2017 ($ in millions):

	Three Months Ended March 31,		Change
	2018	2017	Dollars	%
Segment net revenues	$3,666.3	$3,565.1	$101.2	2.8%
Corporate revenues	5.8	7.8	(2.0)	(25.6)%
Net revenues	$3,672.1	$3,572.9	$99.2	2.8%

No country outside of the United States represents ten percent or more of net revenues. The US Specialized Therapeutics and US General Medicine segments are comprised solely of sales within the United States.

US Specialized Therapeutics Segment

The following table presents top product sales and net contribution for the US Specialized Therapeutics segment for the three months ended March 31, 2018 and 2017 ($ in millions):

	Three Months Ended March 31,		Change
	2018	2017	Dollars	%
Total Eye Care	$491.1	$553.1	$(62.0)	(11.2)%
Restasis®	255.8	308.8	(53.0)	(17.2)%
Alphagan®/Combigan®	84.2	86.4	(2.2)	(2.5)%
Lumigan®/Ganfort®	66.8	74.3	(7.5)	(10.1)%
Ozurdex®	25.5	22.5	3.0	13.3%
Eye Drops	46.2	47.8	(1.6)	(3.3)%
Other Eye Care	12.6	13.3	(0.7)	(5.3)%
Total Medical Aesthetics	635.6	490.1	145.5	29.7%
Facial Aesthetics	327.7	318.7	9.0	2.8%
Botox® Cosmetics	196.7	183.8	12.9	7.0%
Juvederm® Collection	122.8	119.8	3.0	2.5%
Kybella®	8.2	15.1	(6.9)	(45.7)%
Plastic Surgery	60.7	54.3	6.4	11.8%
Breast Implants	60.7	54.3	6.4	11.8%
Regenerative Medicine	128.2	75.5	52.7	69.8%
Alloderm®	99.5	54.1	45.4	83.9%
Other Regenerative Medicine	28.7	21.4	7.3	34.1%
Body Contouring	87.1	-	87.1	n.a.
Coolsculpting® Systems & Add On Applicators	33.7	-	33.7	n.a.
Coolsculpting® Consumables	53.4	-	53.4	n.a.
Skin Care	31.9	41.6	(9.7)	(23.3)%
SkinMedica®	18.1	28.0	(9.9)	(35.4)%
Latisse®	13.8	13.6	0.2	1.5%
Total Medical Dermatology	54.0	86.6	(32.6)	(37.6)%
Aczone®	16.0	40.6	(24.6)	(60.6)%
Tazorac®	9.4	23.4	(14.0)	(59.8)%
Botox® Hyperhidrosis	17.3	16.8	0.5	3.0%
Other Medical Dermatology	11.3	5.8	5.5	94.8%
Total Neuroscience and Urology	381.3	334.7	46.6	13.9%
Botox® Therapeutics	358.5	308.8	49.7	16.1%
Rapaflo®	22.8	25.9	(3.1)	(12.0)%
Other Revenues	16.6	17.5	(0.9)	(5.1)%
Net revenues	$1,578.6	$1,482.0	$96.6	6.5%
Operating expenses:
Cost of sales(1)	134.2	89.2	45.0	50.4%
Selling and marketing	313.2	330.4	(17.2)	(5.2)%
General and administrative	50.2	44.8	5.4	12.1%
Segment contribution	$1,081.0	$1,017.6	$63.4	6.2%
Segment margin	68.5%	68.7%		(0.2)%
Segment gross margin(2)	91.5%	94.0%		(2.5)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Defined as net revenues less segment related cost of sales as a percentage of net revenues.

The Zeltiq® Aesthetics, Inc. (“Zeltiq”) and LifeCell Corporation (“LifeCell”) acquisitions contributed the following to the segment in the three months ended March 31, 2018 ($ in millions):

	LifeCell	Zeltiq	Combined Contribution
Net revenues	$128.8	$87.1	$215.9
Operating expenses:
Cost of sales	18.1	26.8	44.9
Selling and marketing	28.8	44.6	73.4
General and administrative	2.3	1.5	3.8

The LifeCell acquisition contributed the following to the segment in the three months ended March 31, 2017 ($ in millions):

LifeCell
Net revenues	$76.0
Operating expenses:
Cost of sales	18.0
Selling and marketing	17.7
General and administrative	2.3

Net Revenues

The increase in net revenues was primarily driven by the LifeCell and Zeltiq acquisitions and growth in Botox® Therapeutics partially offset by decreases in Restasis® and Aczone®.

Botox® Therapeutics increased $49.7 million, or 16.1%, versus the prior year period primarily driven by demand growth.

The decline in Aczone® revenues of $24.6 million, or 60.6%, was due to genericization of the branded acne market, increased discounts to maintain formulary access and a generic launch of Aczone 5%.

The decline in Restasis® revenues of $53.0 million, or 17.2% was due to both price declines and volume declines due to trade buying patterns.  As a result of the U.S. District Court for the Eastern District of Texas issuing an adverse trial decision finding that the four asserted patents covering Restasis® (Cyclosporine Ophthalmic Emulsion) 0.05% are invalid, there is a potential for future declines in Restasis® revenues.

Cost of Sales

The increase in cost of sales was primarily due to the acquisition of LifeCell and Zeltiq.  Excluding the acquisition of LifeCell and Zeltiq in both periods, segment gross margin decreased to 93.4% in the three months ended March 31, 2018 versus 94.9% in the prior year period primarily due to product mix.

Selling and Marketing Expenses

The decrease in selling and marketing expenses primarily relates to lower headcount in the Eye Care and Medical Dermatology field forces due to the Company’s restructuring initiatives, lower promotional costs and a decrease in the charge for the non-tax deductible Branded Prescription Drug Fee offset in part by the impact of the acquisitions of Zeltiq and LifeCell.

General and Administrative Expenses

General and administrative expenses are in line period-over-period.

US General Medicine Segment

The following table presents top product sales and net contribution for the US General Medicine segment for the three months ended March 31, 2018 and 2017 ($ in millions):

	Three Months Ended March 31,		Change
	2018	2017	Dollars	%
Total Central Nervous System (CNS)	$262.8	$309.1	$(46.3)	(15.0)%
Namenda XR®	40.5	122.0	(81.5)	(66.8)%
Namzaric®	33.4	23.6	9.8	41.5%
Viibryd®/Fetzima®	71.7	72.5	(0.8)	(1.1)%
Saphris®	32.7	37.3	(4.6)	(12.3)%
Vraylar™	84.4	53.6	30.8	57.5%
Namenda® IR	0.1	0.1	-	0.0%
Total Gastrointestinal (GI)	388.7	387.5	1.2	0.3%
Linzess®	159.3	147.6	11.7	7.9%
Asacol®/Delzicol®	38.2	57.6	(19.4)	(33.7)%
Carafate®/Sulcrate®	56.0	58.7	(2.7)	(4.6)%
Zenpep®	52.9	46.5	6.4	13.8%
Canasa®/Salofalk®	38.6	38.3	0.3	0.8%
Viberzi®	35.9	31.5	4.4	14.0%
Other GI	7.8	7.3	0.5	6.8%
Total Women's Health	163.3	244.7	(81.4)	(33.3)%
Lo Loestrin®	114.6	99.8	14.8	14.8%
Estrace® Cream	6.4	73.4	(67.0)	(91.3)%
Minastrin® 24	5.2	41.1	(35.9)	(87.3)%
Liletta®	8.1	7.2	0.9	12.5%
Other Women's Health	29.0	23.2	5.8	25.0%
Total Anti-Infectives	71.6	55.7	15.9	28.5%
Teflaro®	32.2	30.6	1.6	5.2%
Dalvance®	11.9	9.6	2.3	24.0%
Avycaz®	21.8	11.3	10.5	92.9%
Other Anti-Infectives	5.7	4.2	1.5	35.7%
Diversified Brands	274.9	299.0	(24.1)	(8.1)%
Bystolic®/ Byvalson®	132.8	139.8	(7.0)	(5.0)%
Armour Thyroid	48.2	37.3	10.9	29.2%
Savella®	19.9	24.3	(4.4)	(18.1)%
Lexapro®	14.7	13.4	1.3	9.7%
Enablex®	0.8	0.9	(0.1)	(11.1)%
PacPharma	4.4	3.0	1.4	46.7%
Other Diversified Brands	54.1	80.3	(26.2)	(32.6)%
Other revenues	62.4	49.8	12.6	25.3%
Net revenues	$1,223.7	$1,345.8	$(122.1)	(9.1)%
Operating expenses:
Cost of sales(1)	182.6	194.5	(11.9)	(6.1)%
Selling and marketing	225.5	302.5	(77.0)	(25.5)%
General and administrative	38.9	40.7	(1.8)	(4.4)%
Segment contribution	$776.7	$808.1	$(31.4)	(3.9)%
Segment margin	63.5%	60.0%		3.5%
Segment gross margin(2)	85.1%	85.5%		(0.4)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Defined as net revenues less segment related cost of sales as a percentage of net revenues.

Net Revenues

The decrease in net revenues is primarily due to a decline in products that lost exclusivity including Estrace® Cream ($67.0 million), Minastrin® 24 ($35.9 million), and Namenda XR® ($81.5 million), offset, in part, by growth in promoted brands.

CNS revenues declined $46.3 million, or 15.0%, primarily due to the decline in Namenda XR® as a result of loss of exclusivity offset, in part, by strong demand growth for Vraylar™.

Women’s Health revenues declined $81.4 million, or 33.3%, primarily due to the loss of exclusivity on Estrace® Cream and Minastrin® 24 offset, in part, by growth for Lo Loestrin® driven by higher average selling prices and increased demand.

GI revenues increased $1.2 million, or 0.3%, primarily due to growth for Linzess® resulting from increased demand, offset, in part, by the loss of exclusivity of Asacol®.

Cost of Sales

The decrease in cost of sales was primarily due to lower product sales and product mix.  Segment gross margin was 85.1% in the three months ended March 31, 2018 compared to 85.5% in the prior year period.

Selling and Marketing Expenses

The decrease in selling and marketing expenses relates to headcount reductions from the Company’s restructuring initiatives, lower promotional costs, and a decrease in the charge for the non-tax deductible Branded Prescription Drug Fee.

General and Administrative Expenses

General and administrative expenses are in line period-over-period.

International Segment

The following table presents top product sales and net contribution for the International segment for the three months ended March 31, 2018 and 2017 ($ in millions):

	Three Months Ended March 31,		Change
	2018	2017	$ Overall Change	$ Operational Change (3)	$ Currency Change	% Overall Change	% Operational Change	% Currency Change
Total Eye Care	$343.7	$299.5	$44.2	$17.5	$26.7	14.8%	5.8%	9.0%
Lumigan®/Ganfort®	100.4	85.9	14.5	4.7	9.8	16.9%	5.5%	11.4%
Alphagan®/Combigan®	44.2	42.3	1.9	(0.6)	2.5	4.5%	(1.4)%	5.9%
Ozurdex®	64.4	51.1	13.3	6.4	6.9	26.0%	12.5%	13.5%
Optive®	27.8	27.5	0.3	(1.6)	1.9	1.1%	(5.8)%	6.9%
Other Eye Drops	41.0	37.8	3.2	0.6	2.6	8.5%	1.6%	6.9%
Restasis®	18.3	13.9	4.4	3.8	0.6	31.7%	27.3%	4.4%
Other Eye Care	47.6	41.0	6.6	4.2	2.4	16.1%	10.2%	5.9%
Total Medical Aesthetics	358.5	288.1	70.4	47.8	22.6	24.4%	16.6%	7.8%
Facial Aesthetics	296.1	245.9	50.2	32.1	18.1	20.4%	13.1%	7.3%
Botox® Cosmetics	148.6	122.2	26.4	18.7	7.7	21.6%	15.3%	6.3%
Juvederm® Collection	146.1	122.2	23.9	13.5	10.4	19.6%	11.0%	8.6%
Belkyra® (Kybella®)	1.4	1.5	(0.1)	(0.1)	-	(6.7)%	(6.7)%	0.0%
Plastic Surgery	44.5	38.0	6.5	3.6	2.9	17.1%	9.5%	7.6%
Breast Implants	44.1	37.6	6.5	3.6	2.9	17.3%	9.6%	7.7%
Earfold™	0.4	0.4	-	-	-	0.0%	0.0%	0.0%
Regenerative Medicine	4.9	2.0	2.9	2.5	0.4	145.0%	125.0%	20.0%
Alloderm®	2.2	1.2	1.0	0.9	0.1	83.3%	75.0%	8.3%
Other Regenerative Medicine	2.7	0.8	1.9	1.6	0.3	n.m.	n.m.	n.m.
Body Contouring	9.2	-	9.2	9.2	-	n.a.	n.a.	n.a.
Coolsculpting® Systems & Add On Applicators	1.1	-	1.1	1.1	-	n.a.	n.a.	n.a.
Coolsculpting® Consumables	8.1	-	8.1	8.1	-	n.a.	n.a.	n.a.
Skin Care	3.8	2.2	1.6	0.4	1.2	72.7%	18.2%	54.5%
Botox® Therapeutics and Other	149.7	133.9	15.8	5.5	10.3	11.8%	4.1%	7.7%
Botox® Therapeutics	96.2	82.4	13.8	7.0	6.8	16.7%	8.5%	8.2%
Asacol®/Delzicol®	11.7	12.1	(0.4)	(1.4)	1.0	(3.3)%	(11.6)%	8.3%
Constella®	5.6	4.9	0.7	0.3	0.4	14.3%	6.1%	8.2%
Other Products	36.2	34.5	1.7	(0.4)	2.1	4.9%	(1.2)%	6.1%
Other revenues	12.1	15.8	(3.7)	(4.1)	0.4	(23.4)%	(25.9)%	2.5%
Net revenues	$864.0	$737.3	$126.7	$66.7	$60.0	17.2%	9.0%	8.2%
Operating expenses:
Cost of sales(1)	120.9	100.3	20.6	13.2	7.4	20.5%	13.2%	7.3%
Selling and marketing	245.7	209.5	36.2	18.4	17.8	17.3%	8.8%	8.5%
General and administrative	31.4	29.9	1.5	(0.5)	2.0	5.0%	(1.7)%	6.7%
Segment contribution	$466.0	$397.6	$68.4	$35.6	$32.8	17.2%	9.0%	8.2%
Segment margin	53.9%	53.9%				0.0%
Segment gross margin(2)	86.0%	86.4%				(0.4)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Defined as net revenues less segment related cost of sales as a percentage of net revenues.
(3) Defined as overall change excluding foreign exchange impact.

The following table presents our revenue disaggregated by geography for our International segment ($in millions):

	Three Months Ended March 31,
	2018	2017	Overall Change ($)	Overall Change (%)	Operational Change ($)	Operational Change (%)
Europe	$398.4	$326.6	$71.8	22.0%	$29.7	9.1%
Asia Pacific, Middle East and Africa	240.8	212.1	28.7	13.5%	14.3	6.7%
Latin America and Canada	212.1	182.8	29.3	16.0%	26.3	14.4%
Other*	12.7	15.8	(3.1)	(19.6)%	(3.6)	(22.8)%
Total International	$864.0	$737.3	$126.7	17.2%	$66.7	9.0%
*Includes royalty and other revenue

Net Revenues

The increase in net revenues is primarily due to the operational growth of total Eye Care and Facial Aesthetics, as well as the acquisition of Zeltiq.  Within total Eye Care, Ozurdex® increased $13.3 million, or 26.0% versus the prior year period primarily driven by demand growth and a benefit from foreign currency.  Within Facial Aesthetics, Botox® Cosmetics sales grew 21.6% driven primarily by demand growth and a benefit from foreign currency.  Juvederm® Collection revenues increased $23.9 million, or 19.6% versus the prior year period, primarily resulting from demand growth and a benefit from foreign currency.

Cost of Sales

The increase in cost of sales was primarily due to the increase in net revenues and the acquisitions of LifeCell and Zeltiq.  Excluding the acquisitions of LifeCell and Zeltiq in both periods, segment gross margin was 86.7% in the three months ended March 31, 2018 compared to 86.5% in the prior year period.

Selling and Marketing Expenses

The increase in selling and marketing expenses is in line with the increase in net revenues.

General and Administrative Expenses

General and administrative expenses are in line period-over-period.

Corporate

Corporate represents the results of corporate initiatives as well as the impact of select revenues and shared costs.  The following represents the Corporate amounts for the three months ended March 31, 2018 and 2017 ($ in millions):

	Three Months Ended March 31, 2018
	Integration	Non- Acquisition Related Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Other	Revenues and Shared Costs	Total
Net revenues	$-	$-	$-	$-	$-	$5.8	$5.8
Operating expenses:
Cost of sales(1)	0.5	12.6	3.4	1.1	-	67.5	85.1
Selling and marketing	0.9	10.3	-	4.3	-	0.1	15.6
General and administrative	13.8	7.3	-	1.6	9.0	143.7	175.4
Contribution	$(15.2)	$(30.2)	$(3.4)	$(7.0)	$(9.0)	$(205.5)	$(270.3)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

	Three Months Ended March 31, 2017
	Integration	Fair Value Adjustments	Effect of Purchase Accounting	Other	Revenues and Shared Costs	Total
Net revenues	$-	$-	$-	$-	$7.8	$7.8
Operating expenses:
Cost of sales(1)	2.8	(35.5)	28.9	(1.1)	71.3	66.4
Selling and marketing	15.7	-	9.4	0.8	0.8	26.7
General and administrative	49.4	-	6.0	(2.0)	147.3	200.7
Contribution	$(67.9)	$35.5	$(44.3)	$2.3	$(211.6)	$(286.0)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

Integration

In the three months ended March 31, 2018, integration and restructuring charges included costs related to the integration of LifeCell and Zeltiq.

In the three months ended March 31, 2017, integration and restructuring charges included costs related to the integration of LifeCell as well as the realignment of the Company’s international operating structure. In addition, the Company incurred costs associated with the terminated Pfizer, Inc. merger of $18.1 million.

Non-Acquisition Related Restructuring

In the three months ended March 31, 2018, the Company incurred charges related to the restructuring of its internal infrastructure.  The restructuring programs included charges associated with scaling our manufacturing plants as well as the acceleration of share-based compensation charges for severed employees over their shortened vesting periods.

Fair Value Adjustments

Fair value adjustments primarily relate to changes in estimated contingent liabilities which are based on future amounts to be paid based on achievement of sales levels for the respective products.

The income recorded in the three months ended March 31, 2017 primarily relating to reduced or delayed revenue forecasts for select products including Rhofade® and Liletta®.

Effect of Purchase Accounting

In the three months ended March 31, 2018 and 2017, the Company incurred charges related to the purchase accounting impact on stock-based compensation related to the Zeltiq, Allergan, Inc. (“Legacy Allergan”), and Forest Laboratories, Inc. (“Forest”) acquisitions, which increased cost of sales, selling and marketing and general and administrative expenses.

In the three months ended March 31, 2017, the Company incurred purchase accounting effects of $27.9 million in cost of sales related to the fair value inventory step-up from the LifeCell acquisition as products were sold to the Company’s third party customers.

Other

In the three months ended March 31, 2018, general and administrative costs included legal settlement charges of $10.3 million.

Revenues and Shared Costs

Shared costs primarily include above site and unallocated costs associated with running our global manufacturing facilities and corporate general and administrative expenses.  In the three months ended March 31, 2018, the Company incurred transactional foreign exchange losses of $4.9 million, compared with transactional foreign exchange losses of $6.8 million in the three months ended March 31, 2017.

Research and Development Expenses

R&D expenses consist predominantly of personnel-related costs, active pharmaceutical ingredient costs, contract research, license and milestone fees, and biostudy and facility costs associated with product development.

R&D expenses consisted of the following components in the three months ended March 31, 2018 and 2017 ($ in millions):

	Three Months Ended March 31,		Change
	2018	2017	Dollars	%
Ongoing operating expenses	$355.8	$393.9	$(38.1)	(9.7)%
Milestone payments and upfront license payments	113.4	291.1	(177.7)	(61.0)%
Acquisition accounting fair market value adjustment to stock-based compensation	2.8	5.6	(2.8)	(50.0)%
Acquisition, integration, and restructuring charges	0.8	3.1	(2.3)	(74.2)%
Contingent consideration adjustments, net	1.9	66.2	(64.3)	(97.1)%
Total R&D Expenses	$474.7	$759.9	$(285.2)	(37.5)%

The decrease in ongoing operating expenses in the three months ended March 31, 2018 versus the prior year period is primarily due to decreased product development spending primarily driven by early stage development campaigns and the Eye Care therapeutic area as well as lower personnel costs offset, in part by, increased spending in the Central Nervous System and Gastrointestinal therapeutic areas.

The following represents milestone payments, asset acquisitions and upfront license payments in the three months ended March 31, 2018 and 2017, respectively ($ in millions):

	Three Months Ended March 31,
	2018	2017
Lysosomal Therapeutics, Inc.	$-	$145.0
Editas Medicine, Inc.	-	90.0
Assembly Biosciences, Inc.	-	50.0
Chase Pharmaceuticals Corporation	75.0	-
Repros Therapeutics, Inc.	33.2	-
Other	5.2	6.1
Total	$113.4	$291.1

In the three months ended March 31, 2017, the adjustment to contingent consideration primarily related to the advancement of the Company’s True Tear™ product.

Amortization

Amortization in the three months ended March 31, 2018 and 2017 was as follows ($ in millions):

	Three Months Ended March 31,		Change
	2018	2017	Dollars	%
Amortization	$1,697.6	$1,736.0	$(38.4)	(2.2)%

IPR&D Impairments and Asset Sales and Impairments, Net

IPR&D impairments and Asset sales and impairments, net consisted of the following components in the three months ended March 31, 2018 and 2017 ($ in millions):

	Three Months Ended March 31,		Change
	2018	2017	Dollars	%
IPR&D impairments	$522.0	$340.0	$182.0	53.5%
Asset sales and impairments, net	13.1	7.4	5.7	77.0%

In the three months ended March 31, 2018, the Company impaired its RORyt IPR&D project obtained as part of the Vitae acquisition by $522.0 million as a result of negative clinical data related to the oral Psoriasis indication received in March 2018.

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

Interest Income

Interest income in the three months ended March 31, 2018 and 2017 was as follows ($ in millions):

	Three Months Ended March 31,		Change
	2018	2017	Dollars	%
Interest income	$17.3	$25.3	$(8.0)	(31.6)%

Interest Expense

Interest expense consisted of the following components in the three months ended March 31, 2018 and 2017 ($ in millions):

	Three Months Ended March 31,		Change
	2018	2017	Dollars	%
Fixed Rate Notes	$228.9	$282.4	$(53.5)	(18.9)%
Floating Rate Notes	6.4	5.7	0.7	12.3%
Euro Denominated Notes	8.6	-	8.6	n.a.
Other	6.7	1.6	5.1	n.m.
Interest expense	$250.6	$289.7	$(39.1)	(13.5)%

Interest expense in the three months ended March 31, 2018 decreased versus the three months ended March 31, 2017 due to scheduled maturities and early debt extinguishment of senior secured notes period-over-period, as well as the impact from debt refinancing.

Other (Expense) / Income, Net

Other (expense) / income, net consisted of the following components in the three months ended March 31, 2018 and 2017 ($ in millions):

	Three Months Ended March 31,		Change
	2018	2017	Dollars	%
Teva Share Activity	$(77.7)	$(1,978.0)	$1,900.3	(96.1)%
Dividend income	-	34.1	(34.1)	n.a.
Naurex recovery	-	20.0	(20.0)	n.a.
Other (expense) / income, net	(1.1)	1.1	(2.2)	n.m.
Other (expense) / income, net	$(78.8)	$(1,922.8)	$1,844.0	(95.9)%

Teva Share Activity

During the three months ended March 31, 2018, the Company recorded the following movements in its investment in Teva securities (defined herein as “Teva Share Activity”) ($ in millions except per share information):

	Shares	Carrying Value per Share	Market Price		Proceeds Received	Value of Marketable Securities	Unrealized Gain / (Loss) as a Component of Other Comprehensive Income	Gain / (Loss) Recognized in Other Income/ (Expense), Net	Derivative Instrument (Liability)/ Asset	Retained Earnings
Teva securities as of December 31, 2017	95.9	$17.60	$18.95		n.a.	$1,817.7	$129.3	$-	$(62.9)	$-
Impact of ASU No. 2016-01	-	-	-		-	-	(129.3)	-	-	129.3
Settlement of initial accelerated share repurchase ("ASR")	(25.0)	18.95	16.53	*	413.3	(473.8)	-	2.5	62.9	-
Forward sale entered into during the three months ended March 31, 2018	**	n.a.	n.a.		372.3	n.a.	-	19.0	(353.3)	-
Open market sales	(11.5)	n.a.	19.95		229.9	(218.5)	-	11.5	-	-
Other fair value movements during the three months ended March 31, 2018	-	n.a.	n.a.		n.a.	(110.7)	-	(110.7)	-	-
Teva securities as of and for the three months ended March 31, 2018	59.4	$17.09	$17.09		$1,015.5	$1,014.7	$-	$(77.7)	$(353.3)	$129.3
* Market price represents average price over the life of the contract. On the date of settlement of January 17, 2018, the closing stock price of Teva securities was $21.48.

** On February 13, 2018, the Company entered into a forward sale transaction under which we delivered 25.0 million Teva shares to the transaction counterparty and received proceeds of $372.3 million in exchange for the shares.  The forward sale transaction is expected to settle during the second quarter of 2018; the final settlement value of the shares will be based on the volume weighted average price of the Teva shares plus a premium.  As a result of the transaction, and in accordance with ASC Topic 860 - Transfers and Servicing, the marketable securities continue to be reported on the Company's books until the contract settles. The Company recorded the cash proceeds as a secured liability as well as a $19.0 million marked-to-market value of the bifurcated derivative component of the agreement in prepaid expenses and other current assets.

During the three months ended March 31, 2017, the Company recorded the following movements in its investment in Teva securities ($ in millions except per share information):

	Shares	Carrying Value per Share	Market Price	Discount	Movement in the Value of Marketable Securities	Unrealized Gain / (Loss) as a Component of Other Comprehensive Income	Gain / (Loss) Recognized in Other Income/ (Expense), Net
Teva securities as of December 31, 2016	100.3	$53.39	$36.25	5.4%	$3,439.2	$(1,599.4)	$-
Other-than-temporary impairment recognized at March 31, 2017	100.3	32.09	32.09	4.9%	(378.6)	1,599.4	(1,978.0)
Teva securities as of and for the three months ended March 31, 2017	100.3	$32.09	$32.09	4.9%	$3,060.6	$-	$(1,978.0)
The Teva stock price was discounted due to the lack of marketability.

The Company will continue to sell shares of Teva on the open market from time to time.

Dividend income

During the three months ended March 31, 2017, the Company received dividend income of $34.1 million.  On February 8, 2018, Teva suspended all dividends on ordinary shares.

Naurex Recovery

On August 28, 2015, the Company acquired certain products in early stage development of Naurex, Inc. (“Naurex”) in an all-cash transaction, which was accounted for as an asset acquisition (the “Naurex Transaction”).  The Company received a purchase price reduction of $20.0 million in the three months ended March 31, 2017 based on the settlement of an open contract dispute.

(Benefit) for Income Taxes

(Benefit) for income taxes in the three months ended March 31, 2018 and 2017 was as follows: ($ in millions):

	Three Months Ended March 31,		Change
	2018	2017	Dollars	%
(Benefit) for income taxes	$(682.2)	$(532.1)	$(150.1)	28.2%
Effective tax rate	70.6%	17.2%

The Company’s effective tax rate for the three months ended March 31, 2018 was 70.6% compared to 17.2% for the three months ended March 31, 2017. The effective tax rate for the three months ended March 31, 2018 was favorably impacted by income earned in jurisdictions with tax rates lower than the Irish statutory rate and U.S. losses tax benefited at rates greater than the Irish statutory rate. This was offset by the additional U.S. tax on the earnings of certain non-U.S. subsidiaries which are considered Global Intangible Low Taxed Income (“GILTI”) and the tax impact of amortization of intangible assets at rates less than the Irish statutory rate. Additionally, the tax benefit for the three months ended March 31, 2018 included tax benefits of $421.9 million related to the restructuring of an acquired business, $117.5 million related to the impairment of an IPR&D project obtained as part of the Vitae acquisition and $89.7 million related to excess tax over book basis in a U.S. subsidiary that will reverse in the foreseeable future.

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

The effective tax rate for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was impacted by the favorable tax effects of restructuring activities and the impairment of IPR&D.

Liquidity and Capital Resources

Working Capital Position

Working capital at March 31, 2018 and December 31, 2017 is summarized as follows ($ in millions):

	March 31,	December 31,	Increase
	2018	2017	(Decrease)
Current Assets:
Cash and cash equivalents	$994.8	$1,817.2	$(822.4)
Marketable securities	1,037.4	4,632.1	(3,594.7)
Accounts receivable, net	2,639.2	2,899.0	(259.8)
Inventories	948.4	904.5	43.9
Prepaid expenses and other current assets	773.5	1,123.9	(350.4)
Total current assets	6,393.3	11,376.7	(4,983.4)
Current liabilities:
Accounts payable and accrued expenses	$5,072.3	$5,541.4	$(469.1)
Income taxes payable	117.5	74.9	42.6
Current portion of long-term debt and capital leases	626.2	4,231.8	(3,605.6)
Total current liabilities	5,816.0	9,848.1	(4,032.1)
Working Capital	$577.3	$1,528.6	$(951.3)
Current Ratio	1.10	1.16

Working capital decreased $951.3 million primarily due to the following uses of working capital:

•	The Company utilized cash and cash equivalents to pay dividends of $319.5 million and repurchase ordinary shares of $1,439.6 million in the three months ended March 31, 2018;
•	The Company converted marketable securities to fund the payment of $3,750.0 million of senior note maturities and repayments of the Company’s outstanding margin loan of $372.0 million;
•	The Company had an increase in net current borrowings under the revolving credit facility of $500.0 million; and
•	The Company paid $700.0 million to settle the Teva contractual commitment.

Cash Flows

Our cash flows are summarized as follows ($ in millions):

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$1,458.3	$723.3
Net cash provided by investing activities	$2,932.3	$14.2
Net cash (used in) financing activities	$(5,207.7)	$(1,374.9)

Cash flows from operations represent net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities increased $735.0 million in the three months ended March 31, 2018 versus the prior year period, due to a decline in acquisition related milestones and favorable period-over-period working capital movements including the timing of accounts receivable collections.

Management expects that available cash balances and the remaining 2018 cash flows from operating activities will provide sufficient resources to fund our operating liquidity needs and expected 2018 capital expenditure funding requirements.

Investing cash flows consist primarily of cash used in acquisitions of businesses and intangible assets (primarily product rights), capital expenditures and purchases of investments and marketable securities partially offset by proceeds from the sale of a business, investments and marketable securities.

Included in the three months ended March 31, 2018 is the net cash provided by the net sale of investments of $3,433.6 million offset, in part, by payments to settle Teva related matters of $466.0 million.

Included in the three months ended March 31, 2017 is the net cash provided by the net sale of investments of $3,267.4 million offset, in part, by the purchase of LifeCell for $2,874.4 million, net of cash acquired, and the purchase of intangible assets of $346.3 million.

Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of ordinary shares, dividend payments and proceeds from the exercise of stock options.

Cash used in financing activities in the three months ended March 31, 2018 primarily related to the repayment of indebtedness of $4,322.1 million, the repurchase of ordinary shares of $1,439.6 million, the payment of dividends of $319.5 million and, payments to settle Teva related matters of $234.0 million, which was outstanding greater than one year, offset, in part, by borrowings under the revolving credit facility and other borrowings of $709.0 million and proceeds from the forward sale of Teva Shares of $372.3 million.

Cash used in financing activities in the three months ended March 31, 2017 primarily related to the repayment of indebtedness of $1,015.9 million and the payment of dividends of $305.8 million.

Long-term obligations

The following table lists certain of our enforceable and legally binding obligations as of March 31, 2018. Certain amounts included herein are based on management’s estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligation we will actually pay in future periods may vary from those reflected in the table.

In addition, such milestone payments will only be payable in the event that the Company achieves contractually defined, success-based milestones, such as:

•	the advancement of the specified research and development programs;
•	the receipt of regulatory approval for the specified compounds or products; and/or
•	sales threshold of the specified compounds or products.

The following is a summary of select contractual commitments as of March 31, 2018, including amounts accrued as of the balance sheet date to be paid in future periods ($ in millions):

	Payments Due by Period
	Total	Nine Months Ending December 31, 2018	2019-2020	2021-2022	Thereafter
Sales based and other milestone obligations	$10,053.6	$1.0	$140.5	$165.0	$9,747.1
R&D / approval milestone obligations	6,009.9	597.9	647.3	855.1	3,909.6
Total	$16,063.5	$598.9	$787.8	$1,020.1	$13,656.7

The table above reflects the anticipated timing of R&D and approval related milestones and sales based milestones.  Certain agreements also include royalties based on commercial sales which are excluded from the table above. The following are contractual commitments relating to the R&D and approval related milestones and sales based milestones ($ in millions):

Transaction	Product	Maximum Milestones	R&D / Approval Milestones	Sales Based and Other Milestones
Heptares Therapeutics, Ltd	Neurological disorders	$3,224.5	$649.5	$2,575.0
Assembly Biosciences, Inc.	Gastrointestinal products	2,459.0	1,069.0	1,390.0
AstraZeneca plc License	Brazikumab	1,265.0	225.0	1,040.0
Akarna Therapeutics, Ltd	Inflammatory and fibrotic diseases	975.0	600.0	375.0
Chase Pharmaceuticals Corporation	Neurodegenerative disorders	875.0	325.0	550.0
Merck & Co.	Ubrogepant & Atogepant	865.0	435.0	430.0
Tobira Therapeutics, Inc.	Cenicriviroc	800.1	400.1	400.0
Retrosense Therapeutics, LLC	RST-001	495.0	245.0	250.0
Naurex, Inc.	GLYX-13	475.0	75.0	400.0
AqueSys, Inc.	Xen Gel Stent	300.0	-	300.0
Topokine Therapeutics, Inc.	XAF5	260.0	110.0	150.0
Oculeve, Inc.	TrueTear™	175.0	75.0	100.0
Forsight VISION5, Inc.	Bimatoprost Ring	125.0	125.0	-
All Other		3,769.9	1,676.3	2,093.6
Total		$16,063.5	$6,009.9	$10,053.6

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

Investment Risk

As of March 31, 2018 our total investments in marketable and equity securities of other companies, including equity method investments, but excluding securities considered cash and cash equivalents were $1,103.4 million (included in marketable securities and investments and other assets). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.

We regularly review the carrying value of our investments and identify and recognize losses, for income statement purposes.

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

Floating Rate Debt

At March 31, 2018, borrowings outstanding under the floating rate notes were $1,362.7 million. Assuming a one percent increase in the applicable interest rate on the Company’s floating rates notes, annual interest expense would increase by approximately $13.6 million over the next twelve months.

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

While the Company does not believe it has significant exposure to foreign exchange, we are subject to transactional items which may impact the results of operations.  Net foreign currency losses on the results of operations were $4.9 million and $6.8 million for the three months ended March 31, 2018 and 2017, respectively.

The Company is exposed to foreign exchange risk in its international operations from foreign currency purchases, net investments in foreign subsidiaries, and foreign currency assets and liabilities created in the normal course of business, including the Euro Denominated Notes. In the three months ended March 31, 2018, we used effective net investment hedges to partially offset the effects of foreign currency on our investments in certain of our foreign subsidiaries. The total notional amount of our instruments designated as net investment hedges was $3.7 billion as of March 31, 2018 and $3.6 billion as of December 31, 2017.  During the three months ended March 31, 2018, the impact of the net investment hedges on other comprehensive income was a loss of $95.1 million.

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

As required by SEC Rule 13a-15(b), Allergan plc carried out an evaluation, under the supervision and with the participation of Allergan plc’s management, including Allergan’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Allergan plc’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation Allergan plc’s Principal Executive Officer and Principal Financial Officer concluded that Allergan plc’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

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

As required by SEC Rule 13a-15(b), Warner Chilcott Limited carried out an evaluation, under the supervision and with the participation of Warner Chilcott Limited’s management, including Warner Chilcott Limited’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Warner Chilcott Limited’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation Warner Chilcott Limited’s Principal Executive Officer and Principal Financial Officer concluded that Warner Chilcott Limited’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

Changes in Internal Control Over Financial Reporting of Allergan plc and Warner Chilcott Limited

During the quarter ended March 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Allergan plc and Warner Chilcott Limited’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to “PART I, ITEM 3. LEGAL PROCEEDINGS,” of our Annual Report on Form 10-K for the year ended December 31, 2017 and “Legal Matters” in “NOTE 19 — Commitments and Contingencies” in the accompanying “Notes to the Consolidated Financial Statements” in this Quarterly Report.

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes in the Company’s risk factors from those disclosed in the Company’s Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities; Uses of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2018, we repurchased 156,978 of Allergan plc’s Ordinary Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and directors.  On September 25, 2017, the Company’s Board of Directors approved a $2.0 billion share repurchase program, of which we repurchased $1,540.0 million in the three months ended March 31, 2018.

Period	Total Number of Shares Purchased	Total Number of Shares Purchased to Satisfy Tax Withholdings	Average Price Paid per Share	Total Number of Shares Purchased as Part of Share Repurchase Program	Average Price Paid per Share as Part of Share Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program ($ in millions)
January 1 - 31, 2018	4,928	4,928	$173.57	-	$-	$1,550.0
February 1 - 28, 2018	1,882,884	21,827	$161.10	1,861,057	$161.20	$1,250.0
March 1 - 31, 2018	7,841,907	130,223	$153.36	7,711,684	$160.79	$10.0
January 1 - March 31, 2018	9,729,719	156,978	$155.07	9,572,741	$160.87

ITEM 6.	EXHIBITS

Reference is hereby made to the Exhibit Index on page 83.

EXHIBIT INDEX

Exhibit	Description

10.1#*	Separation Agreement by and between Robert A. Stewart and Allergan, Inc. dated as of March 8, 2018.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. of the Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Scheme Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Label Definition Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 3, 2018.

ALLERGAN PLC WARNER CHILCOTT LIMITED

By:	/s/ Matthew M. Walsh
Name:	Matthew M. Walsh
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ James C. D’Arecca
Name:	James C. D’Arecca
Title:	Chief Accounting Officer (Principal Accounting Officer)