Form 10-Q/A
period 2018-03-31
Allergan plc; Warner Chilcott Ltd
filed 2018-05-25
CIK 1578845, 1620602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1 to Form 10-Q)

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

Explanatory Note

This Amendment No. 1 to Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q of Allergan plc and Warner Chilcott Limited for the quarterly period ended March 31, 2018, originally filed with the Securities and Exchange Commission (the “SEC”) on May 3, 2018 (the “Original Form 10-Q”). Allergan plc and Warner Chilcott Limited file this Amendment solely for the purpose of filing Exhibit 10.2, the material terms of which were described on a Current Report on Form 8-K filed by Allergan plc on February 5, 2018, and which was inadvertently omitted from the Original Form 10-Q. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment restates in its entirety Part II, Item 6 and contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are filed herewith.

Other than adding Exhibit 10.2, no other changes have been made to the Original Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the filing date of the Original Form 10-Q, and does not modify or update in any way any other disclosure made in the Original Form 10-Q.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit	Description

10.1#**	Separation Agreement by and between Robert A. Stewart and Allergan, Inc. dated as of March 8, 2018.

10.2#*	Offer Letter from Allergan plc to Matthew M. Walsh, dated January 30, 2018.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Scheme Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Label Definition Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Filed as an exhibit to the Original Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 25, 2018.

ALLERGAN PLC WARNER CHILCOTT LIMITED

By:	/s/ Matthew M. Walsh
Name:	Matthew M. Walsh
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ James C. D’Arecca
Name:	James C. D’Arecca
Title:	Chief Accounting Officer (Principal Accounting Officer)