Form 10-Q
period 2018-06-30
Allergan plc; Warner Chilcott Ltd
filed 2018-08-03
CIK 1578845, 1620602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Number of shares of Allergan plc’s Ordinary Shares outstanding on July 30, 2018: 339,444,422. There is no trading market for securities of Warner Chilcott Limited, all of which are indirectly wholly owned by Allergan plc.

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

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

ALLERGAN PLC

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except par value)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,674.7	$1,817.2
Marketable securities	21.5	4,632.1
Accounts receivable, net	2,760.8	2,899.0
Inventories	922.5	904.5
Prepaid expenses and other current assets	724.2	1,123.9
Total current assets	6,103.7	11,376.7
Property, plant and equipment, net	1,761.4	1,785.4
Investments and other assets	297.9	267.9
Non current assets held for sale	180.4	81.6
Deferred tax assets	899.9	319.1
Product rights and other intangibles	49,928.3	54,648.3
Goodwill	49,687.2	49,862.9
Total assets	$108,858.8	$118,341.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,683.8	$5,541.4
Income taxes payable	93.0	74.9
Current portion of long-term debt and capital leases	1,348.5	4,231.8
Total current liabilities	6,125.3	9,848.1
Long-term debt and capital leases	24,002.0	25,843.5
Other long-term liabilities	753.4	886.9
Other taxes payable	1,576.6	1,573.9
Deferred tax liabilities	5,137.5	6,352.4
Total liabilities	37,594.8	44,504.8
Commitments and contingencies (Refer to Note 19)
Equity:
Preferred shares, $0.0001 par value per share, zero and 5.1 million shares authorized, issued and outstanding, respectively	$-	$4,929.7
Ordinary shares; $0.0001 par value per share; 1,000.0 million shares authorized, 339.3 million and 330.2 million shares issued and outstanding, respectively	-	-
Additional paid-in capital	57,567.7	54,013.5
Retained earnings	12,082.9	12,957.2
Accumulated other comprehensive income	1,592.9	1,920.7
Total shareholders’ equity	71,243.5	73,821.1
Noncontrolling interest	20.5	16.0
Total equity	71,264.0	73,837.1
Total liabilities and equity	$108,858.8	$118,341.9

See accompanying Notes to the Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues	$4,124.2	$4,007.4	$7,796.3	$7,580.3
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	481.8	550.2	1,004.6	1,000.6
Research and development	689.2	489.4	1,163.9	1,249.3
Selling and marketing	853.4	935.2	1,653.4	1,804.3
General and administrative	334.1	459.8	630.0	775.9
Amortization	1,697.1	1,757.9	3,394.7	3,493.9
In-process research and development impairments	276.0	703.3	798.0	1,043.3
Asset sales and impairments, net	259.6	14.0	272.7	21.4
Total operating expenses	4,591.2	4,909.8	8,917.3	9,388.7
Operating (loss)	(467.0)	(902.4)	(1,121.0)	(1,808.4)

Interest income	6.3	16.6	23.6	41.9
Interest (expense)	(230.0)	(277.4)	(480.6)	(567.1)
Other income / (expense), net	215.4	(133.5)	136.6	(2,056.3)
Total other (expense), net	(8.3)	(394.3)	(320.4)	(2,581.5)
(Loss) before income taxes and noncontrolling interest	(475.3)	(1,296.7)	(1,441.4)	(4,389.9)
(Benefit) for income taxes	(5.2)	(581.2)	(687.4)	(1,113.3)
Net (loss) from continuing operations, net of tax	(470.1)	(715.5)	(754.0)	(3,276.6)
(Loss) from discontinued operations, net of tax	-	(8.4)	-	(11.5)
Net (loss)	(470.1)	(723.9)	(754.0)	(3,288.1)
(Income) attributable to noncontrolling interest	(2.4)	(2.0)	(4.6)	(3.0)
Net (loss) attributable to shareholders	(472.5)	(725.9)	(758.6)	(3,291.1)
Dividends on preferred shares	-	69.6	46.4	139.2
Net (loss) attributable to ordinary shareholders	$(472.5)	$(795.5)	$(805.0)	$(3,430.3)

(Loss) per share attributable to ordinary shareholders - basic:
Continuing operations	$(1.39)	$(2.35)	$(2.39)	$(10.20)
Discontinued operations	-	(0.02)	-	(0.03)
Net (loss) per share - basic	$(1.39)	$(2.37)	$(2.39)	$(10.23)
(Loss) per share attributable to ordinary shareholders - diluted:
Continuing operations	$(1.39)	$(2.35)	$(2.39)	$(10.20)
Discontinued operations	-	(0.02)	-	(0.03)
Net (loss) per share - diluted	$(1.39)	$(2.37)	$(2.39)	$(10.23)

Dividends per ordinary share	$0.72	$0.70	$1.44	$1.40

Weighted average shares outstanding:
Basic	339.1	335.2	336.9	335.2
Diluted	339.1	335.2	336.9	335.2

See accompanying Notes to the Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME

(Unaudited; in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss)	$(470.1)	$(723.9)	$(754.0)	$(3,288.1)
Other comprehensive (loss) / income
Foreign currency translation (losses) / gains	(448.6)	697.8	(264.8)	860.4
Net impact of other-than-temporary loss on investment in Teva securities	-	-	-	1,599.4
Unrealized gains, net of tax	-	205.5	-	203.6
Impact of ASU No. 2016-01, net of tax	-	-	(63.0)	-
Total other comprehensive (loss) / income, net of tax	(448.6)	903.3	(327.8)	2,663.4
Comprehensive (loss) / income	(918.7)	179.4	(1,081.8)	(624.7)
Comprehensive (income) attributable to noncontrolling interest	(2.4)	(2.0)	(4.6)	(3.0)
Comprehensive (loss) / income attributable to ordinary shareholders	$(921.1)	$177.4	$(1,086.4)	$(627.7)

See accompanying Notes to the Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities:
Net (loss)	$(754.0)	$(3,288.1)
Reconciliation to net cash provided by operating activities:
Depreciation	105.2	81.2
Amortization	3,394.7	3,493.9
Provision for inventory reserve	45.4	48.7
Share-based compensation	127.4	148.5
Deferred income tax benefit	(1,359.6)	(1,478.8)
In-process research and development impairments	798.0	1,043.3
Loss on asset sales and impairments, net	272.7	21.4
Net income impact of other-than-temporary loss on investment in Teva securities	-	1,978.0
Gain on sale of Teva securities, net	(60.9)	-
Amortization of inventory step-up	-	87.8
Gain on sale of business	(53.0)	-
Non-cash extinguishment of debt	4.0	(8.2)
Cash charge related to extinguishment of debt	(13.1)	170.5
Amortization of deferred financing costs	11.9	13.2
Contingent consideration adjustments, including accretion	(101.8)	15.2
Other, net	(0.3)	(22.6)
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	90.3	(139.0)
Decrease / (increase) in inventories	(113.3)	(95.1)
Decrease / (increase) in prepaid expenses and other current assets	39.3	10.5
Increase / (decrease) in accounts payable and accrued expenses	(40.4)	(207.5)
Increase / (decrease) in income and other taxes payable	365.4	673.7
Increase / (decrease) in other assets and liabilities	(59.4)	(23.5)
Net cash provided by operating activities	2,698.5	2,523.1
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(106.5)	(137.2)
Additions to product rights and other intangibles	-	(586.3)
Additions to investments	(1,455.9)	(6,787.9)
Proceeds from sale of investments and other assets	5,651.3	13,197.5
Payments to settle Teva related matters	(466.0)	-
Proceeds from sales of property, plant and equipment	11.5	4.3
Acquisitions of businesses, net of cash acquired	-	(5,290.4)
Net cash provided by investing activities	3,634.4	400.0
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness, including credit facility	709.0	3,023.0
Proceeds from forward sale of Teva securities	465.5	-
Debt issuance and other financing costs	-	(17.5)
Payments on debt, including capital lease obligations and credit facility	(5,366.8)	(5,579.2)
Cash charge related to extinguishment of debt	13.1	(170.5)
Proceeds from stock plans	69.2	124.7
Payments of contingent consideration and other financing	(10.6)	(505.1)
Payments to settle Teva related matters	(234.0)	-
Repurchase of ordinary shares	(1,572.1)	(35.2)
Dividends paid	(563.7)	(611.9)
Net cash (used in) financing activities	(6,490.4)	(3,771.7)
Effect of currency exchange rate changes on cash and cash equivalents	15.0	11.5
Net (decrease) in cash and cash equivalents	(142.5)	(837.1)
Cash and cash equivalents at beginning of period	1,817.2	1,724.0
Cash and cash equivalents at end of period	$1,674.7	$886.9
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Income taxes other, net of refunds	$336.1	$(250.7)
Interest	$520.9	$626.9
Schedule of Non-Cash Investing and Financing Activities:
Conversion of mandatory convertible preferred shares	$4,929.7	$-
Settlement of Teva Shares	$465.5	$-
Settlement of secured financing	$(465.5)	$-
Non-cash equity issuance for the acquisition of Zeltiq net assets	$-	$8.5
Deferred consideration for the acquisition of Zeltiq	$-	$13.5
Dividends accrued	$1.4	$24.6

See accompanying Notes to the Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,673.5	$1,816.3
Marketable securities	21.5	4,632.1
Accounts receivable, net	2,760.8	2,899.0
Receivables from Parents	5,833.4	5,797.4
Inventories	922.5	904.5
Prepaid expenses and other current assets	722.9	1,123.0
Total current assets	11,934.6	17,172.3
Property, plant and equipment, net	1,761.4	1,785.4
Investments and other assets	297.9	267.9
Non current receivables from Parents	3,964.0	3,964.0
Non current assets held for sale	180.4	81.6
Deferred tax assets	896.8	316.0
Product rights and other intangibles	49,928.3	54,648.3
Goodwill	49,687.2	49,862.9
Total assets	$118,650.6	$128,098.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,681.6	$5,515.6
Payables to Parents	2,379.7	2,340.6
Income taxes payable	92.5	74.9
Current portion of long-term debt and capital leases	1,348.5	4,231.8
Total current liabilities	8,502.3	12,162.9
Long-term debt and capital leases	24,002.0	25,843.5
Other long-term liabilities	753.4	886.9
Other taxes payable	1,576.2	1,573.5
Deferred tax liabilities	5,140.5	6,349.4
Total liabilities	39,974.4	46,816.2
Commitments and contingencies (Refer to Note 19)
Equity:
Members' capital	72,935.1	72,935.1
Retained earnings	4,127.7	6,410.4
Accumulated other comprehensive income	1,592.9	1,920.7
Total members’ equity	78,655.7	81,266.2
Noncontrolling interest	20.5	16.0
Total equity	78,676.2	81,282.2
Total liabilities and equity	$118,650.6	$128,098.4

See accompanying Notes to the Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues	$4,124.2	$4,007.4	$7,796.3	$7,580.3
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	481.8	550.2	1,004.6	1,000.6
Research and development	689.2	489.4	1,163.9	1,249.3
Selling and marketing	853.4	935.2	1,653.4	1,804.3
General and administrative	299.5	447.7	593.6	762.0
Amortization	1,697.1	1,757.9	3,394.7	3,493.9
In-process research and development impairments	276.0	703.3	798.0	1,043.3
Asset sales and impairments, net	259.6	14.0	272.7	21.4
Total operating expenses	4,556.6	4,897.7	8,880.9	9,374.8
Operating (loss)	(432.4)	(890.3)	(1,084.6)	(1,794.5)

Interest income	71.8	37.2	142.1	88.6
Interest (expense)	(230.0)	(277.4)	(480.6)	(567.1)
Other income / (expense), net	215.4	(133.5)	136.6	(2,056.3)
Total other income / (expense), net	57.2	(373.7)	(201.9)	(2,534.8)
(Loss) before income taxes and noncontrolling interest	(375.2)	(1,264.0)	(1,286.5)	(4,329.3)
(Benefit) for income taxes	(5.2)	(581.2)	(687.4)	(1,113.3)
Net (loss) from continuing operations, net of tax	(370.0)	(682.8)	(599.1)	(3,216.0)
(Loss) from discontinued operations, net of tax	-	(8.4)	-	(11.5)
Net (loss)	(370.0)	(691.2)	(599.1)	(3,227.5)
(Income) attributable to noncontrolling interest	(2.4)	(2.0)	(4.6)	(3.0)
Net (loss) attributable to members	$(372.4)	$(693.2)	$(603.7)	$(3,230.5)

See accompanying Notes to the Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME

(Unaudited; in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss)	$(370.0)	$(691.2)	$(599.1)	$(3,227.5)
Other comprehensive (loss) / income
Foreign currency translation (losses) / gains	(448.6)	697.8	(264.8)	860.4
Net impact of other-than-temporary loss on investment in Teva securities	-	-	-	1,599.4
Unrealized gains, net of tax	-	205.5	-	203.6
Impact of ASU No. 2016-01, net of tax	-	-	(63.0)	-
Total other comprehensive (loss) / income, net of tax	(448.6)	903.3	(327.8)	2,663.4
Comprehensive (loss) / income	(818.6)	212.1	(926.9)	(564.1)
Comprehensive (income) attributable to noncontrolling interest	(2.4)	(2.0)	(4.6)	(3.0)
Comprehensive (loss) / income attributable to members	$(821.0)	$210.1	$(931.5)	$(567.1)

See accompanying Notes to the Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities:
Net (loss)	$(599.1)	$(3,227.5)
Reconciliation to net cash provided by operating activities:
Depreciation	105.2	81.2
Amortization	3,394.7	3,493.9
Provision for inventory reserve	45.4	48.7
Share-based compensation	127.4	148.5
Deferred income tax benefit	(1,359.6)	(1,478.8)
In-process research and development impairments	798.0	1,043.3
Loss on asset sales and impairments, net	272.7	21.4
Net income impact of other-than-temporary loss on investment in Teva securities	-	1,978.0
Gain on sale of Teva securities, net	(60.9)	-
Amortization of inventory step up	-	87.8
Gain on sale of business	(53.0)	-
Non-cash extinguishment of debt	4.0	(8.2)
Cash charge related to extinguishment of debt	(13.1)	170.5
Amortization of deferred financing costs	11.9	13.2
Contingent consideration adjustments, including accretion	(101.8)	15.2
Other, net	(0.3)	(22.6)
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	90.3	(139.0)
Decrease / (increase) in inventories	(113.3)	(95.1)
Decrease / (increase) in prepaid expenses and other current assets	40.6	13.1
Increase / (decrease) in accounts payable and accrued expenses	(38.2)	(179.2)
Increase / (decrease) in income and other taxes payable	365.4	673.7
Increase / (decrease) in other assets and liabilities, including receivable / payable with Parents	(181.0)	(43.5)
Net cash provided by operating activities	2,735.3	2,594.6
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(106.5)	(137.2)
Additions to product rights and other intangibles	-	(586.3)
Additions to investments	(1,455.9)	(6,787.9)
Proceeds from sale of investments and other assets	5,651.3	13,197.5
Payments to settle Teva related matters	(466.0)	-
Proceeds from sales of property, plant and equipment	11.5	4.3
Acquisitions of businesses, net of cash acquired	-	(5,290.4)
Net cash provided by investing activities	3,634.4	400.0
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness, including credit facility	709.0	3,023.0
Proceeds from forward sale of Teva securities	465.5	-
Debt issuance and other financing costs	-	(17.5)
Payments on debt, including capital lease obligations and credit facility	(5,366.8)	(5,579.2)
Cash charge related to extinguishment of debt	13.1	(170.5)
Payments of contingent consideration and other financing	(10.6)	(505.1)
Payments to settle Teva related matters	(234.0)	-
Dividends to Parents	(2,103.7)	(611.9)
Net cash (used in) financing activities	(6,527.5)	(3,861.2)
Effect of currency exchange rate changes on cash and cash equivalents	15.0	11.5
Net (decrease) in cash and cash equivalents	(142.8)	(855.1)
Cash and cash equivalents at beginning of period	1,816.3	1,713.2
Cash and cash equivalents at end of period	$1,673.5	$858.1
Schedule of Non-Cash Investing and Financing Activities:
Settlement of Teva Shares	$465.5	$-
Settlement of secured financing	$(465.5)	$-
Non-cash dividends to Parents	$-	$4,203.9

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

NOTE 2 – Reconciliation of Warner Chilcott Limited results to Allergan plc results

Warner Chilcott Limited is an indirect wholly-owned subsidiary of Allergan plc, the ultimate parent of the group (together with other direct or indirect parents of Warner Chilcott Limited, the “Parents”). The results of Warner Chilcott Limited are consolidated into the results of Allergan plc. Due to the deminimis activity between Warner Chilcott Limited and the Parents (including Allergan plc), content throughout this filing relates to both Allergan plc and Warner Chilcott Limited. Warner Chilcott Limited disclosures relate only to itself and not to any other company.  Except where otherwise indicated, and excluding certain insignificant cash and non-cash transactions at the Allergan plc level, these notes relate to the consolidated financial statements for both separate registrants, Allergan plc and Warner Chilcott Limited. In addition to certain inter-company payable and receivable amounts between the entities, the following is a reconciliation of the financial position and results of operations of Warner Chilcott Limited to Allergan plc ($ in millions):

	As of June 30, 2018			As of December 31, 2017
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
Cash and cash equivalents	$1,674.7	$1,673.5	$1.2	$1,817.2	$1,816.3	$0.9
Prepaid expenses and other current assets	724.2	722.9	1.3	1,123.9	1,123.0	0.9
Deferred tax assets	899.9	896.8	3.1	319.1	316.0	3.1
Accounts payable and accrued liabilities	4,683.8	4,681.6	2.2	5,541.4	5,515.6	25.8
Income taxes payable	93.0	92.5	0.5	74.9	74.9	-
Other taxes payables	1,576.6	1,576.2	0.4	1,573.9	1,573.5	0.4
Deferred tax liabilities	5,137.5	5,140.5	(3.0)	6,352.4	6,349.4	3.0
Total equity	71,264.0	78,676.2	(7,412.2)	73,837.1	81,282.2	(7,445.1)

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
General and administrative expenses	$334.1	$299.5	$34.6	$630.0	$593.6	$36.4
Operating (loss)	(467.0)	(432.4)	(34.6)	(1,121.0)	(1,084.6)	(36.4)
Interest income	6.3	71.8	(65.5)	23.6	142.1	(118.5)
(Loss) before income taxes and noncontrolling interest	(475.3)	(375.2)	(100.1)	(1,441.4)	(1,286.5)	(154.9)
Net (loss) from continuing operations, net of tax	(470.1)	(370.0)	(100.1)	(754.0)	(599.1)	(154.9)
Net (loss)	(470.1)	(370.0)	(100.1)	(754.0)	(599.1)	(154.9)
Dividends on preferred shares	-	-	-	46.4	-	46.4
Net (loss) attributable to ordinary shareholders/members	(472.5)	(372.4)	(100.1)	(805.0)	(603.7)	(201.3)

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
General and administrative expenses	$459.8	$447.7	$12.1	$775.9	$762.0	$13.9
Operating (loss)	(902.4)	(890.3)	(12.1)	(1,808.4)	(1,794.5)	(13.9)
Interest income	16.6	37.2	(20.6)	41.9	88.6	(46.7)
(Loss) before income taxes and noncontrolling interest	(1,296.7)	(1,264.0)	(32.7)	(4,389.9)	(4,329.3)	(60.6)
Net (loss) from continuing operations, net of tax	(715.5)	(682.8)	(32.7)	(3,276.6)	(3,216.0)	(60.6)
Net (loss)	(723.9)	(691.2)	(32.7)	(3,288.1)	(3,227.5)	(60.6)
Dividends on preferred shares	69.6	-	69.6	139.2	-	139.2
Net (loss) attributable to ordinary shareholders/members	(795.5)	(693.2)	(102.3)	(3,430.3)	(3,230.5)	(199.8)

The difference between general and administrative expenses in the three and six months ended June 30, 2018 and 2017 was due to corporate related expenses incurred by Allergan plc.  Movements in equity were due to historical differences in the results of operations of the companies and differences in equity awards.

As of June 30, 2018 and December 31, 2017, Warner Chilcott Limited had $5.8 billion in Receivables from the Parents. As of June 30, 2018 and December 31, 2017, Warner Chilcott Limited had $4.0 billion in Non-current Receivables from the Parents.  These receivables related to intercompany loans between Allergan plc and subsidiaries of Warner Chilcott Limited.  These loans are interest-bearing loans with varying term dates and cause a difference in interest income between the two entities.  Total interest income recognized during the three and six months ended June 30, 2018 was $65.5 million and $118.5 million, respectively.  Total interest income recognized during the three and six months ended June 30, 2017 was $20.6 million and $46.7 million, respectively.

NOTE 3 — Summary of Significant Accounting Policies

The following are interim updates to certain of the policies described in “Note 4” of the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2017 included in the Annual Report.

Implementation of New Guidance

On January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers" (“Topic 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting practices.  The impact to revenues for the three and six months ended June 30, 2018 was not significant as a result of the adoption.  The adoption of this guidance does not have a material impact on the Company’s financial position or results of operations as the Company’s sales primarily are governed by standard bill and ship terms of pharmaceutical products to customers.

The Company applies the practical expedient as defined in Topic 606 to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs which are included in selling, general, and administrative expenses are consistent with the accounting prior to the adoption of Topic 606. The Company also elected to use the practical expedient to not adjust the promised amount of consideration for the effects of the time value of money for contracts in which the anticipated period between when the Company transfers the goods or services to the customer and when the customer pays is equal to one year or less.

On January 1, 2018, the Company adopted ASU No. 2016-01, which now requires equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income.  Under the previous guidance, changes in the fair value of equity securities were recognized through other comprehensive income.

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

The following represents the impact on the Company's Consolidated Balance Sheet as a result of the adoption on January 1, 2018 of these accounting pronouncements ($ in millions):

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

On January 1, 2018, the Company adopted ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. This standard amends and adjusts how cash receipts and cash payments are presented and classified in the statement of cash flows. As a result of the guidance, the Company retrospectively applied the standard which resulted in a reclassification of debt extinguishment costs from cash flows from operating activities to cash flows from financing activities.  As a result of the guidance cash flows from operating activities increased by $170.5 million and cash flows from financing activities decreased by $170.5 million in the six months ended June 30, 2017.  Cash flows from operating activities will increase by $205.6 million and cash flows from financing activities will decrease by $205.6 million for the year ended December 31, 2017.

On January 1, 2018, the Company adopted ASU No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This update requires that an employer disaggregate the service cost component from the other components of net periodic benefit cost.  Upon adoption, the Company recorded other components of the net periodic benefit cost with “other income / (expense), net.”

Revenue Recognition

General

Topic 606 provides that revenues are recognized when control of the promised goods under a contract is transferred to a customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods as specified in the underlying terms with the customer. The Company warrants products against defects and for specific quality standards, permitting the return of products under certain circumstances. Product sales are recorded net of all sales-related deductions including, but not limited to: chargebacks, trade discounts, commercial and government rebates, customer loyalty programs fee-for-service arrangements with certain distributors, returns, and other allowances which we refer to in the aggregate as sales returns and allowances (“SRA”).

The Company’s performance obligations are primarily achieved when control of the products is transferred to the customer. Transfer of control is based on contractual performance obligations, but typically occurs upon receipt of the goods by the customer.

Prior to the achievement of performance obligations, shipping and handling costs associated with outbound freight for a product to be transferred to a customer are accounted for as a fulfillment cost and are included in selling and marketing expenses.

Other revenues earned are mainly comprised of royalty income from licensing of intellectual property. Royalty income is recognized when the licensee’s subsequent sale occurs.

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

Determining the Transaction Price

The Company offers discounts and rebates to certain customers who participate in various programs that are referred to as SRA allowances as described further below in the section “Provisions for SRAs”. Such discounting and rebating activity is included as part of the Company’s estimate of the transaction price and is accounted for as a reduction to gross sales. At time of sale, the Company records the related SRA adjustments to sales as described further below in the section “Provisions for SRAs”. The Company performs a level of validation each period to assess the adequacy of the liability or contra receivable recorded to reflect actual activity and will adjust the reserve balances accordingly.

Provisions for SRAs

As is customary in the pharmaceutical industry, certain customers may receive cash-based incentives or credits, which are variable consideration accounted for as SRAs. The Company estimates SRA amounts based on the expected amount to be provided to customers, which reduces the revenues recognized. The Company believes that there will not be significant changes to our estimates of variable consideration. The Company uses a variety of methods to assess the adequacy of the SRA reserves to ensure that our financial statements are fairly stated.  These provisions are estimated based on historical payment experience, the historical relationship of the deductions to gross product revenues, government regulations, estimated utilization or redemption rates, estimated customer inventory levels and current contract sales terms. The estimation process used to determine our SRA provisions has been applied on a consistent basis and no material revenue adjustments have been necessary to increase or decrease our reserves for SRA as a result of a significant change in underlying estimates.

Chargebacks — A chargeback represents an amount payable in the future to a wholesaler for the difference between the invoice price paid by such wholesaler customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product. The chargeback provision and related reserve varies with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventories. The provision for chargebacks also takes into account an estimate of the expected wholesaler sell-through levels to indirect customers at certain contract prices. The Company validates the chargeback accrual quarterly through a review of the inventory reports obtained from our largest wholesale customers. This customer inventory information is used to verify the estimated liability for future chargeback claims based on historical chargeback and contract rates. These large wholesalers represent the vast majority of the recipients of the Company’s chargeback credits. We continually monitor current pricing trends and wholesaler inventory levels to ensure the contra-receivable for future chargebacks is fairly stated.

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

Cash Discounts — Cash discounts are provided to customers that pay within a specific time period. The provision for cash discounts is estimated based upon invoice billings and historical customer payment experience. The Company’s experience of payment history is fairly consistent and most customer payments qualify for a cash discount.

Returns and Other Allowances — The Company’s provision for returns and other allowances include returns, promotional allowances and loyalty cards.

Consistent with industry practice, the Company maintains a returns policy that allows customers to return product for a credit. In accordance with the Company’s policy, credits for customer returns of products are applied against outstanding account activity or are settled in cash. Product exchanges are generally not permitted. Customer returns of product are generally not resalable. The Company’s estimate of the provision for returns is based upon historical experience and current trends of actual customer returns. Additionally, we consider other factors when estimating the current period returns provision, including levels of inventory in the distribution channel, as well as significant market changes which may impact future expected returns.

Promotional allowances are credits with no discernable benefit offered to Allergan that are issued in connection with a product launch or as an incentive for customers to carry our product. The Company establishes a reserve for promotional allowances based upon contractual terms.

Loyalty cards allow end-user patients a discount per prescription and are accrued based on historical experience, contract terms and the volume of product and cards in the distribution channel.

The following table summarizes the activity from continuing operations in the Company’s major categories of SRA ($ in millions):

	Chargebacks	Rebates	Returns and Other Allowances	Cash Discounts	Total
Balance at December 31, 2017	$77.2	$1,799.2	$517.6	$36.5	$2,430.5
Provision related to sales in 2018	550.9	2,556.5	859.6	155.4	4,122.4
Credits and payments	(565.6)	(2,622.2)	(842.1)	(161.8)	(4,191.7)
Balance at June 30, 2018	$62.5	$1,733.5	$535.1	$30.1	$2,361.2
Contra accounts receivable at June 30, 2018	$62.5	$67.4	$42.9	$30.1	$202.9
Accounts payable and accrued expenses at June 30, 2018	$-	$1,666.1	$492.2	$-	$2,158.3

The following table summarizes the balance sheet classification of our SRA reserves ($ in millions):

	June 30, 2018	December 31, 2017
Contra accounts receivable	$202.9	$250.6
Accounts payable and accrued expenses	2,158.3	2,179.9
Total	$2,361.2	$2,430.5

The SRA provisions recorded to reduce gross product sales to net product sales, excluding discontinued operations, were as follows ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gross product sales	$6,095.5	$5,888.4	$11,711.6	$11,270.8
Provisions to reduce gross product sales to net product sales	(2,087.3)	(1,977.3)	(4,122.4)	(3,869.9)
Net product sales	$4,008.2	$3,911.1	$7,589.2	$7,400.9
Percentage of SRA provisions to gross sales	34.2%	33.6%	35.2%	34.3%

Collectability Assessment

At the time of contract inception or customer account set-up, the Company performs a collectability assessment on the creditworthiness of such customer. The Company assesses the probability that the Company will collect the consideration to which it will be entitled in exchange for the goods sold. In evaluating collectability, the Company considers the customer’s ability and intention to pay consideration when it is due. On a recurring basis, the Company estimates the amount of uncollectible receivables to reflect allowances for doubtful accounts.

Practical Expedients and Exemptions

The Company generally expenses sales commissions when incurred because the amortization period is one year or less. These costs are recorded within selling and marketing expenses.

The Company does not adjust the promised amount of consideration for the effects of the time value of money for contracts in which the anticipated period between when the Company transfers the goods or services to the customer and when the customer pays is equal to one year or less.

The Company has chosen not to elect the remaining practical expedients.

Goodwill and Intangible Assets with Indefinite Lives

General

The Company tests goodwill and intangible assets with indefinite lives for impairment annually in the second quarter. Additionally, the Company may perform interim tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit or indefinite lived intangible asset below its carrying amount. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units.

The Company tests goodwill for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors, including Reporting Unit specific operating results as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair values of a Reporting Unit is less than its carrying amount, including goodwill. The Company may elect to bypass this qualitative assessment for some or all of its Reporting Units and perform a quantitative test.

Goodwill is considered impaired if the carrying amount of the net assets exceeds the fair value of the reporting unit. Impairment, if any, would be recorded in operating income / (loss) and this could result in a material impact to net income / (loss) and income / (loss) per share.

Prior to Allergan’s annual impairment test, the Company adopted the new guidance under Accounting Standard Update No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment which eliminated step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation to measure goodwill impairment loss as of January 1, 2018.  A goodwill impairment loss under the new guidance is instead measured using a single step test based on the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill.  Based on the Company’s impairment test, no impairments were noted.

Acquired in-process research and development (“IPR&D”) intangible assets represent the value assigned to research and development projects acquired in a business combination that, as of the date acquired, represent the right to develop, use, sell and/or offer for sale a product or other intellectual property that has not been completed or approved. The IPR&D intangible assets are subject to impairment testing until completion or abandonment of each project. Upon abandonment, the assets are impaired if there is no future alternative use or ability to sell the asset. Impairment testing requires the development of significant estimates and assumptions involving the determination of estimated net cash flows for each year for each project or product (including net revenues, cost of sales, research and development (“R&D”) costs, selling and marketing costs and other costs which may be allocated), determination of the appropriate discount rate in order to measure the risk inherent in each future cash flow stream, assessment of each asset’s life cycle, potential regulatory and commercial success risks, and competitive trends impacting the asset and each cash flow stream as well as other factors. The major risks and uncertainties associated with the timely and successful completion of IPR&D projects include legal risk, market risk and regulatory risk. Changes in our assumptions could result in future impairment charges. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change or the timely completion of each project and commercial success will occur. For these and other reasons, actual results may vary significantly from estimated results.

Upon successful completion of each project and approval of a product, we will make a separate determination of the useful life of the intangible asset, transfer the amount to currently marketed products (“CMP”) and amortization expense will be recorded over the estimated useful life.

Annual Testing

2018

The Company performed its annual goodwill impairment test during the second quarter of 2018 by evaluating its five Reporting Units.  In performing this test, the Company utilized long-term growth rates for its Reporting Units ranging from 1.0% to 2.0% in its estimation of fair value and discount rates ranging from 8.5% to 10.0%, which is an increase versus the prior year discount rates of 7.5% to 8.5% to reflect changes in market conditions.  The assumptions used in evaluating goodwill for impairment are subject to change and are tracked against historical results by management. Changes in the key assumptions by management can change the results of testing.

Of the Reporting Units tested, the Company’s US Eye Care Reporting Unit, which is a component of its US Specialized Therapeutics Segment and has an allocated goodwill balance of $9,824.8 million and its General Medicine Reporting Unit are the most sensitive to a change in future valuation assumptions.  These Reporting Units had the lowest level of headroom.  While management believes the assumptions used are reasonable and commensurate with the views of a market participant, changes in key assumptions for these Reporting Units, including increasing the discount rate, lowering revenue forecasts, lowering the operating margin or lowering long-term growth rate, could result in a future impairment.

The Company performed its annual IPR&D impairment test in the second quarter of 2018.  Based on events occurring or decisions made within the quarter ended June 30, 2018, the Company recorded the following impairments:

•

The Company impaired an eye care project obtained as part of the acquisition of Allergan, Inc. (the “Allergan Acquisition”) by $164.0 million as a result of changes in launch plans based on clinical results.

•	The Company impaired a project obtained as part of the acquisition of Vitae Pharmaceuticals, Inc. by $40.0 million due to a delay in clinical studies and anticipated approval date.
•	The Company impaired a medical dermatology project obtained as part of the Allergan Acquisition by $27.0 million due to a delay in clinical studies and anticipated approval date.
•	The Company impaired an eye care project obtained as part of the Allergan Acquisition by $20.0 million as the result of a strategic decision to no longer pursue approval internationally.
•	The Company impaired a CNS project obtained as part of the Allergan Acquisition by $19.0 million due to a delay in clinical studies and anticipated approval date.
•	The Company impaired an eye care project obtained as part of the Allergan Acquisition by $6.0 million due to a delay in clinical studies and anticipated approval date.

2017

During the second quarter of 2017, the Company performed its annual IPR&D impairment test and recorded the following IPR&D impairments:

•	$486.0 million related to an anticipated approval delay due to certain product specifications for a CNS project obtained as part of the Allergan Acquisition;
•	a $91.3 million impairment of a women’s healthcare project based on the Company’s intention to divest a non-strategic asset;
•	a $57.0 million ($257.0 million year to date) impairment due to a delay in an anticipated launch of a women’s healthcare project;

•	a $44.0 million impairment resulting from a decrease in projected cash flows due to a decline in market demand assumptions of an eye care project obtained as part of the Allergan Acquisition; and
•	a $20.0 million impairment of an eye care project obtained as part of the Allergan Acquisition.

Earnings Per Share (“EPS”)

The Company computes EPS in accordance with Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share” (“ASC 260”) and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. Basic EPS is computed by dividing net (loss) by the weighted average ordinary shares outstanding during a period. Diluted EPS is based on the treasury stock method and includes the effect from potential issuance of ordinary shares, such as shares issuable pursuant to the exercise of stock options and restricted stock units. Diluted EPS also includes the impact of ordinary share equivalents issued (or issuable in 2017) upon the mandatory conversion of the Company’s preferred shares which occurred on March 1, 2018.  Ordinary share equivalents have been excluded where their inclusion would be anti-dilutive to continuing operations.

A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following ($ in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss):
Net (loss) attributable to ordinary shareholders excluding income from discontinued operations, net of tax	$(472.5)	$(787.1)	$(805.0)	$(3,418.8)
(Loss) from discontinued operations, net of tax	-	(8.4)	-	(11.5)
Net (loss) attributable to ordinary shareholders	$(472.5)	$(795.5)	$(805.0)	$(3,430.3)

Basic weighted average ordinary shares outstanding	339.1	335.2	336.9	335.2

Basic EPS:
Continuing operations	$(1.39)	$(2.35)	$(2.39)	$(10.20)
Discontinued operations	$-	$(0.02)	$-	$(0.03)
Net (loss) per share	$(1.39)	$(2.37)	$(2.39)	$(10.23)

Dividends per ordinary share	$0.72	$0.70	$1.44	$1.40

Diluted weighted average ordinary shares outstanding	339.1	335.2	336.9	335.2

Diluted EPS:
Continuing operations	$(1.39)	$(2.35)	$(2.39)	$(10.20)
Discontinued operations	$-	$(0.02)	$-	$(0.03)
Net (loss) per share	$(1.39)	$(2.37)	$(2.39)	$(10.23)

Stock awards to purchase 2.2 million ordinary shares for the three and six months ended June 30, 2018 were outstanding, but not included in the computation of diluted EPS, because the awards were anti-dilutive.  Stock awards to purchase 3.9 million and 4.2 million ordinary shares for the three and six months ended June 30, 2017, respectively, were outstanding, but not included in the computation of diluted EPS, because the awards were anti-dilutive.

The weighted average impact of ordinary share equivalents of 5.8 million for the six months ended June 30, 2018, which would result from the mandatory conversion of the Company’s preferred shares at the beginning of the period were not included in the calculation of diluted EPS as their impact would be anti-dilutive.  The Company’s preferred shares were converted to ordinary shares on March 1, 2018.  The weighted average impact of ordinary share equivalents of 17.6 million for the three and six months ended June 30, 2017, which were anticipated to result from the mandatory conversion of the Company’s preferred shares were not included in the calculation of diluted EPS as their impact would be anti-dilutive.

Refer to “NOTE 15 –Shareholders’ Equity” for further discussion on the Company’s Share Repurchase Program.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, which states that a lessee should recognize the assets and liabilities that arise from leases. This update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. While the Company has not yet completed its assessment, the adoption of the guidance is anticipated to have a material impact on the Company’s financial position.

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

NOTE 4 — Acquisitions and Other Agreements

2018 Transactions

The following are the significant transactions that were completed in the six months ended June 30, 2018.

Held for Sale

As of June 30, 2018, the Company determined that certain assets related to a non-strategic medical dermatology product was deemed held for sale based on the Company’s intention and ability to dispose of the related assets.  As a result, the Company recorded an impairment of $252.0 million to the anticipated sale value and reclassified the “product rights and other intangibles, net” balance of $130.5 million to “non-current assets held for sale.”

Elastagen Pty Ltd

On April 6, 2018, the Company completed the acquisition of Elastagen Pty Ltd, which was accounted for as an asset acquisition as the purchase primarily related to one asset.  An upfront expense of $96.1 million was expensed as a component of R&D during the three and six months ended June 30, 2018.  Under the terms of the agreement, Elastagen Pty Ltd is eligible to receive additional consideration of up to $165.0 million.

Repros Therapeutics, Inc.

On January 31, 2018, the Company completed the acquisition of Repros Therapeutics, Inc., which was accounted for as an asset acquisition as the purchase primarily related to one asset.  A net charge of $33.2 million was expensed as a component of R&D during the six months ended June 30, 2018.

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

Inventories

The fair value of inventories acquired included an acquisition accounting fair market value step-up of $22.9 million which was recognized as a component of cost of sales as the inventory acquired was sold to the Company’s customers in the year ended December 31, 2017, including $11.9 million in the three and six months ended June 30, 2017.

Deferred Tax Liabilities

Deferred tax liabilities result from identifiable intangible assets’ fair value adjustments. These adjustments create excess book basis over tax basis which is tax-affected by the statutory tax rates of applicable jurisdictions.

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

On January 31, 2018, Allergan plc and Teva entered into a Settlement Agreement and Mutual Releases (the “Agreement”) pursuant to which the Company made a one-time payment of $700.0 million to Teva; the Company and Teva jointly dismissed their working capital dispute arbitration, and the Company and Teva released all actual or potential indemnification and other claims under the Master Purchase Agreement, dated July 26, 2015, by and between the Company and Teva, that were known as of the date of the Agreement.  The Company recorded a pre-tax charge of $466.0 million as a component of other (expense) / income, net from discontinued operations relating to the settlement in the year ended December 31, 2017.  The one-time payment of $700.0 million is shown in the Consolidated Statement of Cash Flows as both a cash outflow in investing activities of $466.0 million and a cash outflow in financing cash flows of $234.0 million for the portion of the payment which was outstanding greater than one year.

NOTE 6 – Other Income / (Expense)

Other income / (expense) consisted of the following ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Teva Share Activity	$138.6	$-	$60.9	$(1,978.0)
Sale of business	53.0	-	53.0	-
Debt extinguishment other	9.1	-	9.1	-
Debt extinguishment costs as part of the debt tender offer	-	(161.5)	-	(161.5)
Dividend income	-	34.1	-	68.2
Naurex recovery	-	-	-	20.0
Other income / (expense), net	14.7	(6.1)	13.6	(5.0)
Other income / (expense), net	$215.4	$(133.5)	$136.6	$(2,056.3)

Teva Share Activity

During the three and six months ended June 30, 2018, the Company recorded the following movements in its investment in Teva securities (defined herein as “Teva Share Activity”) ($ in millions except per share information):

	Shares	Carrying Value per Share	Market Price		Proceeds Received	Value of Marketable Securities	Unrealized Gain / (Loss) as a Component of Other Comprehensive Income	Gain / (Loss) Recognized in Other Income/ (Expense), Net	Derivative Instrument (Liability)/ Asset	Retained Earnings
Teva securities as of December 31, 2017	95.9	$17.60	$18.95		n.a.	$1,817.7	$129.3	$-	$(62.9)	$-
Impact of ASU No. 2016-01	-	-	-		-	-	(129.3)	-	-	129.3
Settlement of initial accelerated share repurchase ("ASR"), net	(25.0)	18.95	16.53	*	413.3	(473.8)	-	2.5	62.9	-
Forward sale entered into during the three months ended March 31, 2018	**	n.a.	n.a.		372.3	n.a.	-	19.0	(353.3)	-
Open market sales	(11.5)	n.a.	19.95		229.9	(218.5)	-	11.5	-	-
Other fair value movements during the three months ended March 31, 2018	-	n.a.	n.a.		n.a.	(110.7)	-	(110.7)	-	-
Teva securities as of and for the three months ended March 31, 2018	59.4	$17.09	$17.09		$1,015.5	$1,014.7	$-	$(77.7)	$(353.3)	$129.3
Settlement of forward sale entered into during the three months ended March 31, 2018, net	(25.0)	17.09	18.61	***	93.2	(427.3)	-	19.2	353.3	-
Open market sales	(34.4)	n.a.	20.55		706.8	(587.4)	-	119.4	-	-
Teva securities as of and for the six months ended June 30, 2018	-	$-	$-		$1,815.5	$-	$-	$60.9	$-	$129.3

* Market price represents average price over the life of the contract. On the January 17, 2018 settlement date, the closing stock price of Teva securities was $21.48.

** On February 13, 2018, the Company entered into a forward sale transaction under which we delivered 25.0 million Teva shares to the transaction counterparty and received proceeds of $372.3 million in exchange for the shares.  The forward sale transaction settled during the second quarter of 2018.  As a result of the transaction, and in accordance with ASC Topic 860 - Transfers and Servicing, the marketable securities were reported on the Company's balance sheet until the contract settled on May 7, 2018.

*** Market price represents average price over the life of the contract. On the May 7, 2018 settlement date, the closing stock price of Teva securities was $18.62.

During the three and six months ended June 30, 2017, the Company recorded the following movements in its investment in Teva securities ($ in millions except per share information):

	Shares	Carrying Value per Share	Market Price	Discount	Movement in the Value of Marketable Securities	Unrealized Gain / (Loss) as a Component of Other Comprehensive Income	Gain / (Loss) Recognized in Other Income/ (Expense), Net
Teva securities as of December 31, 2016	100.3	$53.39	$36.25	5.4%	$3,439.2	$(1,599.4)	$-
Other-than-temporary impairment recognized at March 31, 2017	100.3	32.09	32.09	4.9%	(378.6)	1,599.4	(1,978.0)
Teva securities as of and for the three months ended March 31, 2017	100.3	$32.09	$32.09	4.9%	$3,060.6	$-	$(1,978.0)
Other fair value movements during the three months ended June 30, 2017	100.3	32.09	33.22	1.9%	207.8	207.8	-
Teva securities as of and for the six months ended June 30, 2017	100.3	$32.09	$33.22	1.9%	$3,268.4	$207.8	$(1,978.0)
The Teva stock price was discounted due to the lack of marketability.

Sale of Business

During the three and six months ended June 30, 2018, the Company completed the sale of a non-strategic asset group held for sale as of December 31, 2017, which was deemed a business based on the applicable guidance at the time, for $55.0 million in cash plus deferred consideration of $20.0 million.  As a result of this transaction, the Company recognized a gain of $53.0 million.

Debt Extinguishment Other

During the three and six months ended June 30, 2018, the Company repurchased $455.9 million of senior notes in the open market.  As a result of the debt extinguishment, the Company recognized a net gain of $9.1 million, within “Other income / (expense)” for the cash discount received of $13.1 million, including the non-cash write-off of premiums and debt fees related to the repaid notes of $4.0 million.

During the three and six months ended June 30, 2018, the Company redeemed and retired the following senior notes ($ in millions):

Tranche	Face Value Retired	Cash Paid for Retirement	Remaining Value at June 30, 2018
2.450% due 2019	$8.8	$8.8	$491.2
3.000% due 2020	40.7	40.6	3,459.3
3.450% due 2022	59.5	58.6	2,940.5
3.850% due 2024	11.2	10.9	1,188.8
3.800% due 2025	85.0	82.6	3,915.0
4.550% due 2035	115.0	110.1	2,385.0
4.850% due 2044	59.0	57.3	1,441.0
4.750% due 2045	76.7	73.9	1,123.3
Total	$455.9	$442.8	$16,944.1

Debt Extinguishment Costs as Part of the Debt Tender Offer

On May 30, 2017, the Company completed the repurchase of certain debt securities issued for cash under a previously announced tender offer.  During the three and six months ended June 30, 2017, as a result of the debt extinguishment, the Company recognized a loss of $161.5 million, within “Other income / (expense)” for the early tender payment and non-cash write-off of premiums and debt fees related to the repurchased notes, including $170.5 million of a make-whole premium.

Dividend Income

During the three and six months ended June 30, 2017, the Company received dividend income of $34.1 million and $68.2 million, respectively, on the 100.3 million Teva ordinary shares acquired as a result of the Teva Transaction.  On February 8, 2018, Teva suspended all dividends on ordinary shares.

Naurex Recovery

On August 28, 2015, the Company acquired certain products in early stage development of Naurex, Inc. (“Naurex”) in an all-cash transaction, which was accounted for as an asset acquisition.  The Company received a purchase price reduction of $20.0 million in the six months ended June 30, 2017 based on the settlement of an open contract dispute.

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

The Company recognizes share-based compensation expense for granted awards over the applicable vesting period.

Cash-settled performance-based awards are recorded as a liability. These cash-settled performance-based awards are measured against pre-established total shareholder returns metrics.

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

	2018 Grants	2017 Grants
Dividend yield	1.8 - 1.9%	1.2%
Expected volatility	27.0%	27.0%
Risk-free interest rate	2.2 - 2.8%	2.0 - 2.3%
Expected term (years)	7.0	7.0

Share-Based Compensation Expense

Share-based compensation expense recognized in the Company’s results of operations for the three and six months ended June 30, 2018 and 2017 was as follows ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Equity-based compensation awards	$54.9	$85.8	$127.4	$148.5
Cash-settled awards in connection with the Zeltiq Acquisition	-	31.5	-	31.5
Non-equity settled awards other	-	-	-	13.1
Total share-based compensation expense	$54.9	$117.3	$127.4	$193.1

Included in the share-based compensation awards for the three and six months ended June 30, 2018 and 2017 is the impact of accelerations and step-ups relating to the acquisition accounting treatment of outstanding awards acquired in the Zeltiq Acquisition, the Allergan Acquisition, and the acquisition of Forest Laboratories, Inc. (the “Forest Acquisition”) as follows ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Zeltiq Acquisition	$2.4	$37.7	$6.5	$37.7
Allergan Acquisition	1.0	10.4	6.7	27.8
Forest Acquisition	-	2.9	-	7.5
Total	$3.4	$51.0	$13.2	$73.0

Unrecognized future share-based compensation expense was $431.7 million as of June 30, 2018, including $18.6 million from the Zeltiq Acquisition and $12.1 million from the Allergan Acquisition. This amount will be recognized as an expense over a remaining weighted average period of 1.7 years. Share-based compensation is being amortized and charged to operations over the same period as the restrictions are eliminated for the participants, which is generally on a straight-line basis.

Share Activity

The following is a summary of equity award activity for unvested restricted stock and stock units in the period from December 31, 2017 through June 30, 2018 (in millions, except per share data):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Grant Date Fair Value
Restricted shares / units outstanding at December 31, 2017	2.0	$237.72	1.8	$484.1
Granted	1.4	140.43		196.6
Vested	(0.5)	(251.60)		(125.8)
Forfeited	(0.2)	(205.00)		(41.0)
Restricted shares / units outstanding at June 30, 2018	2.7	$190.48	2.0	$513.9

The following is a summary of equity award activity for non-qualified options to purchase ordinary shares in the period from December 31, 2017 through June 30, 2018 (in millions, except per share data):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2017	7.3	$120.94	5.2	$312.7
Granted	0.2	150.82
Exercised	(0.6)	105.85
Cancelled	(0.1)	244.14
Outstanding, vested and expected to vest at June 30, 2018	6.8	$122.06	4.8	$303.6

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

The Company evaluates segment performance based on segment contribution. Segment contribution for our segments represents net revenues less cost of sales (defined below), selling and marketing expenses, and select general and administrative expenses. The Company does not evaluate the following items at the segment level:

•

Revenues and operating expenses within cost of sales, selling and marketing expenses, and general and administrative expenses that result from the impact of corporate initiatives. Corporate initiatives primarily include integration, restructuring, divestitures, acquisitions, certain milestones and other shared costs.

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

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the three and six months ended June 30, 2018 and 2017 ($ in millions):

	Three Months Ended June 30, 2018
	US Specialized Therapeutics	US General Medicine	International	Total
Net revenues	$1,826.7	$1,320.0	$948.9	$4,095.6

Operating expenses:
Cost of sales(1)	148.7	201.8	139.4	489.9
Selling and marketing	343.3	254.8	246.2	844.3
General and administrative	48.1	34.7	33.9	116.7
Segment contribution	$1,286.6	$828.7	$529.4	$2,644.7
Contribution margin	70.4%	62.8%	55.8%	64.6%
Corporate(2)				189.8
Research and development				689.2
Amortization				1,697.1
In-process research and development impairments				276.0
Asset sales and impairments, net				259.6
Operating (loss)				$(467.0)
Segment operating margin				(11.4)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Corporate includes net revenues of $28.6 million.

	Three Months Ended June 30, 2017
	US Specialized Therapeutics	US General Medicine	International	Total
Net revenues	$1,715.0	$1,427.7	$858.5	$4,001.2

Operating expenses:
Cost of sales(1)	128.8	203.2	125.0	457.0
Selling and marketing	356.8	288.1	238.9	883.8
General and administrative	49.8	41.3	28.3	119.4
Segment contribution	$1,179.6	$895.1	$466.3	$2,541.0
Contribution margin	68.8%	62.7%	54.3%	63.5%
Corporate(2)				478.8
Research and development				489.4
Amortization				1,757.9
In-process research and development impairments				703.3
Asset sales and impairments, net				14.0
Operating (loss)				$(902.4)
Segment operating margin				(22.6)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Corporate includes net revenues of $6.2 million.

	Six Months Ended June 30, 2018
	US Specialized Therapeutics	US General Medicine	International	Total
Net revenues	$3,405.3	$2,543.7	$1,812.9	$7,761.9

Operating expenses:
Cost of sales(1)	282.9	384.4	260.3	927.6
Selling and marketing	656.5	480.3	491.9	1,628.7
General and administrative	98.3	73.6	65.3	237.2
Segment contribution	$2,367.6	$1,605.4	$995.4	$4,968.4
Contribution margin	69.5%	63.1%	54.9%	64.0%
Corporate(2)				460.1
Research and development				1,163.9
Amortization				3,394.7
In-process research and development impairments				798.0
Asset sales and impairments, net				272.7
Operating (loss)				$(1,121.0)
Segment operating margin				(14.4)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Corporate includes net revenues of $34.4 million.

	Six Months Ended June 30, 2017
	US Specialized Therapeutics	US General Medicine	International	Total
Net revenues	$3,197.0	$2,773.5	$1,595.8	$7,566.3

Operating expenses:
Cost of sales(1)	218.0	397.7	225.3	841.0
Selling and marketing	687.2	590.6	448.4	1,726.2
General and administrative	94.6	82.0	58.2	234.8
Segment contribution	$2,197.2	$1,703.2	$863.9	$4,764.3
Contribution margin	68.7%	61.4%	54.1%	63.0%
Corporate(2)				764.8
Research and development				1,249.3
Amortization				3,493.9
In-process research and development impairments				1,043.3
Asset sales and impairments, net				21.4
Operating (loss)				$(1,808.4)
Segment operating margin				(23.9)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Corporate includes net revenues of $14.0 million.

The following table presents our net revenue disaggregated by geography for our international segment for the three and six months ended June 30, 2018 and 2017 ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Europe	$413.3	$378.1	$811.7	$704.7
Asia Pacific, Middle East and Africa	283.6	236.3	524.4	448.4
Latin America and Canada	230.8	215.6	442.9	398.4
Other*	21.2	28.5	33.9	44.3
Total International	$948.9	$858.5	$1,812.9	$1,595.8
*Includes royalty and other revenue

The following tables present global net revenues for the top products of the Company as well as a reconciliation of segment revenues to total net revenues for the three and six months ended June 30, 2018 and 2017 ($ in millions):

	Three Months Ended June 30, 2018
	US Specialized Therapeutics	US General Medicine	International	Total
Botox®	$658.5	$-	$276.0	$934.5
Restasis®	318.2	-	16.0	334.2
Juvederm® Collection	139.8	-	156.1	295.9
Linzess®/Constella®	-	191.8	6.4	198.2
Lumigan®/Ganfort®	73.0	-	100.5	173.5
Bystolic® / Byvalson®	-	148.1	0.6	148.7
Alphagan®/Combigan®	98.1	-	44.6	142.7
Lo Loestrin®	-	127.8	-	127.8
Eye Drops	53.8	-	72.4	126.2
Breast Implants	75.9	-	39.9	115.8
Vraylar™	-	114.2	-	114.2
Alloderm ®	107.1	-	2.3	109.4
Ozurdex ®	27.6	-	67.9	95.5
Coolsculpting ® Consumables	71.9	-	18.5	90.4
Viibryd®/Fetzima®	-	86.7	1.6	88.3
Zenpep®	-	55.5	-	55.5
Carafate ® / Sulcrate ®	-	54.3	0.7	55.0
Canasa®/Salofalk®	-	45.0	4.5	49.5
Armour Thyroid	-	49.2	-	49.2
Coolsculpting ® Systems & Add On Applicators	36.4	-	12.4	48.8
Viberzi®	-	44.9	0.3	45.2
Asacol®/Delzicol®	-	32.6	12.4	45.0
Saphris®	-	33.8	-	33.8
Teflaro®	-	32.4	0.6	33.0
Namzaric®	-	31.8	-	31.8
Avycaz®	-	23.5	-	23.5
SkinMedica®	20.8	-	2.0	22.8
Rapaflo®	19.7	-	1.6	21.3
Aczone®	21.1	-	0.1	21.2
Savella®	-	19.1	-	19.1
Dalvance®	-	17.7	1.3	19.0
Latisse®	13.5	-	2.1	15.6
Liletta®	-	15.5	-	15.5
Lexapro®	-	14.5	-	14.5
Kybella® / Belkyra®	11.2	-	2.3	13.5
Estrace® Cream	-	13.1	-	13.1
Tazorac®	6.4	-	0.2	6.6
Namenda XR®	-	3.4	-	3.4
Minastrin® 24	-	0.8	-	0.8
Other	73.7	164.3	105.6	343.6
Total segment revenues	$1,826.7	$1,320.0	$948.9	$4,095.6
Corporate revenues				28.6
Total net revenues				$4,124.2

	Three Months Ended June 30, 2017
	US Specialized Therapeutics	US General Medicine	International	Total
Botox®	$574.0	$-	$242.1	$816.1
Restasis®	336.4	-	17.3	353.7
Juvederm® Collection	126.2	-	137.3	263.5
Lumigan®/Ganfort®	79.0	-	94.4	173.4
Linzess®/Constella®	-	167.8	5.5	173.3
Bystolic® / Byvalson®	-	150.7	0.5	151.2
Alphagan®/Combigan®	96.4	-	42.7	139.1
Eye Drops	50.7	-	70.7	121.4
Namenda XR®	-	118.7	-	118.7
Lo Loestrin®	-	113.0	-	113.0
Breast Implants	61.3	-	41.1	102.4
Estrace® Cream	-	90.1	-	90.1
Alloderm ®	84.6	-	2.3	86.9
Viibryd®/Fetzima®	-	85.2	0.7	85.9
Ozurdex ®	24.9	-	51.2	76.1
Vraylar™	-	66.3	-	66.3
Coolsculpting ® Consumables	47.9	-	12.5	60.4
Carafate ~~®~~ / Sulcrate ®	-	59.2	0.7	59.9
Asacol®/Delzicol®	-	45.6	12.8	58.4
Zenpep®	-	50.5	-	50.5
Saphris®	-	43.0	-	43.0
Canasa®/Salofalk®	-	38.4	4.3	42.7
Armour Thyroid	-	42.0	-	42.0
Viberzi®	-	41.3	0.1	41.4
Coolsculpting ® Systems & Add On Applicators	31.0	-	10.2	41.2
Aczone®	41.0	-	0.1	41.1
Namzaric®	-	33.4	-	33.4
Teflaro®	-	33.0	-	33.0
Rapaflo®	25.7	-	1.7	27.4
Savella®	-	26.0	-	26.0
SkinMedica®	25.4	-	-	25.4
Dalvance®	-	15.2	1.2	16.4
Latisse®	13.3	-	2.4	15.7
Kybella® / Belkyra®	12.7	-	2.0	14.7
Avycaz®	-	14.5	-	14.5
Lexapro®	-	13.1	-	13.1
Tazorac®	12.8	-	0.2	13.0
Minastrin® 24	-	11.4	-	11.4
Liletta®	-	6.6	-	6.6
Other	71.7	162.7	104.5	338.9
Total segment revenues	$1,715.0	$1,427.7	$858.5	$4,001.2
Corporate revenues				6.2
Total net revenues				$4,007.4

	Six Months Ended June 30, 2018
	US Specialized Therapeutics	US General Medicine	International	Total
Botox®	$1,231.0	$-	$520.8	$1,751.8
Restasis®	574.0	-	34.3	608.3
Juvederm® Collection	262.6	-	302.2	564.8
Linzess®/Constella®	-	351.1	12.0	363.1
Lumigan®/Ganfort®	139.8	-	200.9	340.7
Bystolic® / Byvalson®	-	280.9	1.1	282.0
Alphagan®/Combigan®	182.3	-	88.8	271.1
Lo Loestrin®	-	242.4	-	242.4
Eye Drops	100.0	-	141.2	241.2
Breast Implants	136.6	-	84.0	220.6
Alloderm ®	206.6	-	4.5	211.1
Vraylar™	-	198.6	-	198.6
Ozurdex ®	53.1	-	132.3	185.4
Viibryd®/Fetzima®	-	158.4	3.1	161.5
Coolsculpting ® Consumables	125.3	-	26.6	151.9
Carafate ® / Sulcrate ®	-	110.3	1.4	111.7
Zenpep®	-	108.4	-	108.4
Armour Thyroid	-	97.4	-	97.4
Asacol®/Delzicol®	-	70.8	24.1	94.9
Canasa®/Salofalk®	-	83.6	8.7	92.3
Coolsculpting ® Systems & Add On Applicators	70.1	-	13.5	83.6
Viberzi®	-	80.8	0.4	81.2
Saphris®	-	66.5	-	66.5
Namzaric®	-	65.2	-	65.2
Teflaro®	-	64.6	0.6	65.2
Rapaflo®	42.5	-	2.8	45.3
Avycaz®	-	45.3	-	45.3
Namenda XR®	-	43.9	-	43.9
SkinMedica®	38.9	-	3.6	42.5
Savella®	-	39.0	-	39.0
Aczone®	37.1	-	0.2	37.3
Latisse®	27.3	-	4.3	31.6
Dalvance®	-	29.6	1.3	30.9
Lexapro®	-	29.2	-	29.2
Liletta®	-	23.6	-	23.6
Kybella® / Belkyra®	19.4	-	3.7	23.1
Estrace® Cream	-	19.5	-	19.5
Tazorac®	15.8	-	0.4	16.2
Minastrin® 24	-	6.0	-	6.0
Namenda® IR	-	0.1	-	0.1
Other	142.9	328.5	196.1	667.5
Total segment revenues	$3,405.3	$2,543.7	$1,812.9	$7,761.9
Corporate revenues				34.4
Total net revenues				$7,796.3

	Six Months Ended June 30, 2017
	US Specialized Therapeutics	US General Medicine	International	Total
Botox®	$1,083.4	$-	$446.7	$1,530.1
Restasis®	645.2	-	31.2	676.4
Juvederm® Collection	246.0	-	259.5	505.5
Lumigan®/Ganfort®	153.3	-	180.3	333.6
Linzess®/Constella®	-	315.4	10.4	325.8
Bystolic® / Byvalson®	-	290.5	1.0	291.5
Alphagan®/Combigan®	182.8	-	85.0	267.8
Namenda XR®	-	240.7	-	240.7
Eye Drops	98.5	-	136.0	234.5
Lo Loestrin®	-	212.8	-	212.8
Breast Implants	115.6	-	78.7	194.3
Estrace® Cream	-	163.5	-	163.5
Viibryd®/Fetzima®	-	157.7	1.1	158.8
Ozurdex ®	47.4	-	102.3	149.7
Alloderm ®	138.7	-	3.5	142.2
Asacol®/Delzicol®	-	103.2	24.9	128.1
Vraylar™	-	119.9	-	119.9
Carafate ~~®~~ / Sulcrate ®	-	117.9	1.4	119.3
Zenpep®	-	97.0	-	97.0
Canasa®/Salofalk®	-	76.7	8.7	85.4
Aczone®	81.6	-	0.1	81.7
Saphris®	-	80.3	-	80.3
Armour Thyroid	-	79.3	-	79.3
Viberzi®	-	72.8	0.1	72.9
Teflaro®	-	63.6	-	63.6
Coolsculpting ® Consumables	47.9	-	12.5	60.4
Namzaric®	-	57.0	-	57.0
Rapaflo®	51.6	-	3.7	55.3
SkinMedica®	53.4	-	-	53.4
Minastrin® 24	-	52.5	-	52.5
Savella®	-	50.3	-	50.3
Coolsculpting ® Systems & Add On Applicators	31.0	-	10.2	41.2
Tazorac®	36.2	-	0.4	36.6
Kybella® / Belkyra®	27.8	-	3.5	31.3
Latisse®	26.9	-	4.3	31.2
Lexapro®	-	26.5	-	26.5
Dalvance®	-	24.8	1.2	26.0
Avycaz®	-	25.8	-	25.8
Liletta®	-	13.8	-	13.8
Namenda® IR	-	0.1	-	0.1
Other	129.7	331.4	189.1	650.2
Total segment revenues	$3,197.0	$2,773.5	$1,595.8	$7,566.3
Corporate revenues				14.0
Total net revenues				$7,580.3

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

Inventories consisted of the following ($ in millions):

	June 30,	December 31,
	2018	2017
Raw materials	$339.6	$326.9
Work-in-process	147.9	158.1
Finished goods	552.8	527.8
	1,040.3	1,012.8
Less: inventory reserves	117.8	108.3
Total Inventories	$922.5	$904.5

NOTE 10 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following ($ in millions):

	June 30, 2018	December 31, 2017
Accrued expenses:
Accrued third-party rebates	$1,666.1	$1,713.7
Accrued payroll and related benefits	550.7	635.6
Accrued returns and other allowances	492.2	466.2
Accrued R&D expenditures	320.1	165.9
Accrued pharmaceutical fees	220.4	186.4
Interest payable	202.5	245.9
Royalties payable	157.3	189.2
Litigation-related reserves and legal fees	132.6	78.3
Accrued non-provision taxes	67.4	76.5
Accrued severance, retention and other shutdown costs	63.6	132.8
Accrued selling and marketing expenditures	60.9	53.0
Current portion of contingent consideration obligations	6.5	56.2
Contractual commitments (including amounts due to Teva)	5.2	705.4
Dividends payable	1.4	24.6
Other accrued expenses	451.1	487.2
Total accrued expenses	$4,398.0	$5,216.9
Accounts payable	285.8	324.5
Total accounts payable and accrued expenses	$4,683.8	$5,541.4

NOTE 11 — Goodwill, Product Rights and Other Intangible Assets

Goodwill for the Company’s reporting segments consisted of the following ($ in millions):

	US Specialized Therapeutics	US General Medicine	International	Total
Balance as of December 31, 2017	$20,859.6	$21,399.7	$7,603.6	$49,862.9
Foreign exchange and other adjustments	-	-	(175.7)	(175.7)
Balance as of June 30, 2018	$20,859.6	$21,399.7	$7,427.9	$49,687.2

As of June 30, 2018 and December 31, 2017, the gross balance of goodwill, prior to the consideration of impairments, was $49,704.5 million and $49,880.2 million, respectively.

Product rights and other intangible assets consisted of the following ($ in millions):

Cost Basis	Balance as of December 31, 2017	Impairments	Held for Sale	Foreign Currency Translation	Balance as of June 30, 2018
Intangibles with definite lives:
Product rights and other intangibles	$73,892.5	$-	$(430.0)	$(191.7)	$73,270.8
Trade name	690.0	-	-	-	690.0
Total definite lived intangible assets	$74,582.5	$-	$(430.0)	$(191.7)	$73,960.8
Intangibles with indefinite lives:
IPR&D	$5,874.1	$(798.0)	$-	$-	$5,076.1
Total indefinite lived intangible assets	$5,874.1	$(798.0)	$-	$-	$5,076.1
Total product rights and other intangibles	$80,456.6	$(798.0)	$(430.0)	$(191.7)	$79,036.9

Accumulated Amortization	Balance as of December 31, 2017	Amortization	Impairments	Held for Sale	Foreign Currency Translation	Balance as of June 30, 2018
Intangibles with definite lives:
Product rights and other intangibles	$(25,593.6)	$(3,355.7)	$(258.8)	$299.5	$53.7	$(28,854.9)
Trade name	(214.7)	(39.0)	-	-	-	(253.7)
Total definite lived intangible assets	$(25,808.3)	$(3,394.7)	$(258.8)	$299.5	$53.7	$(29,108.6)
Total product rights and other intangibles	$(25,808.3)	$(3,394.7)	$(258.8)	$299.5	$53.7	$(29,108.6)
Net Product Rights and Other Intangibles	$54,648.3					$49,928.3

Refer to the “Annual Testing” section in “NOTE 3 – Summary of Significant Accounting Policies” for the IPR&D impairments that the Company recorded in the three months ended June 30, 2018.

Additionally the Company impaired its RAR-related orphan receptor gamma (“RORyt”) IPR&D project obtained as part of the acquisition of Vitae Pharmaceuticals, Inc. by $522.0 million as a result of negative clinical data related to the oral psoriasis indication received in March 2018.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights and other related intangibles as of June 30, 2018 over the remainder of 2018 and each of the next five years is estimated to be as follows ($ in millions):

Amortization Expense
2018 remaining	$3,070.5
2019	$5,988.2
2020	$5,684.5
2021	$4,742.6
2022	$4,382.1
2023	$3,968.8

The above amortization expense is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, potential impairments, accelerated amortization or other events.  In addition, the Company has certain currently marketed products for which operating contribution performance has been below that which was originally assumed in the products’ initial valuations, and certain IPR&D projects which are subject to delays in timing or other events which may negatively impact the asset’s value.  The Company, on a quarterly basis, monitors the related intangible assets for these products for potential impairments.  It is reasonably possible that impairments may occur in future periods, which may have a material adverse effect on the Company’s results of operations and financial position.

NOTE 12 — Long-Term Debt and Capital Leases

Debt consisted of the following ($ in millions):

			Balance As of		Fair Market Value As of
	Issuance Date / Acquisition Date	Interest Payments	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Senior Notes:
Floating Rate Notes
$500.0 million floating rate notes due March 12, 2018 (1)	March 4, 2015	Quarterly	$-	$500.0	$-	$500.6
$500.0 million floating rate notes due March 12, 2020 (2)	March 4, 2015	Quarterly	500.0	500.0	504.7	508.1
			500.0	1,000.0	504.7	1,008.7
Fixed Rate Notes
$3,000.0 million 2.350% notes due March 12, 2018	March 4, 2015	Semi-annually	-	3,000.0	-	3,001.9
$250.0 million 1.350% notes due March 15, 2018	March 17, 2015	Semi-annually	-	250.0	-	249.7
$500.0 million 2.450% notes due June 15, 2019	June 10, 2014	Semi-annually	491.2	500.0	489.1	499.7
$3,500.0 million 3.000% notes due March 12, 2020	March 4, 2015	Semi-annually	3,459.3	3,500.0	3,443.6	3,528.4
$650.0 million 3.375% notes due September 15, 2020	March 17, 2015	Semi-annually	650.0	650.0	648.5	661.3
$750.0 million 4.875% notes due February 15, 2021	July 1, 2014	Semi-annually	450.0	450.0	461.9	474.3
$1,200.0 million 5.000% notes due December 15, 2021	July 1, 2014	Semi-annually	1,200.0	1,200.0	1,242.1	1,282.6
$3,000.0 million 3.450% notes due March 15, 2022	March 4, 2015	Semi-annually	2,940.5	3,000.0	2,891.8	3,044.5
$1,700.0 million 3.250% notes due October 1, 2022	October 2, 2012	Semi-annually	1,700.0	1,700.0	1,650.3	1,703.0
$350.0 million 2.800% notes due March 15, 2023	March 17, 2015	Semi-annually	350.0	350.0	329.9	341.6
$1,200.0 million 3.850% notes due June 15, 2024	June 10, 2014	Semi-annually	1,188.8	1,200.0	1,165.0	1,232.3
$4,000.0 million 3.800% notes due March 15, 2025	March 4, 2015	Semi-annually	3,915.0	4,000.0	3,801.3	4,067.1
$2,500.0 million 4.550% notes due March 15, 2035	March 4, 2015	Semi-annually	2,385.0	2,500.0	2,261.1	2,631.9
$1,000.0 million 4.625% notes due October 1, 2042	October 2, 2012	Semi-annually	456.7	456.7	418.8	471.2
$1,500.0 million 4.850% notes due June 15, 2044	June 10, 2014	Semi-annually	1,441.0	1,500.0	1,389.0	1,606.2
$2,500.0 million 4.750% notes due March 15, 2045	March 4, 2015	Semi-annually	1,123.3	1,200.0	1,080.1	1,277.3
			21,750.8	25,456.7	21,272.5	26,073.0

Euro Denominated Notes
€750.0 million 0.500% notes due June 1, 2021	May 26, 2017	Annually	876.3	900.4	867.7	895.8
€700.0 million 1.250% notes due June 1, 2024	May 26, 2017	Annually	817.9	840.4	792.4	831.1
€550.0 million 2.125% notes due June 1, 2029	May 26, 2017	Annually	642.6	660.3	619.1	657.8
€700.0 million floating rate notes due June 1, 2019 (3)	May 26, 2017	Quarterly	817.9	840.4	810.8	837.2
			3,154.7	3,241.5	3,090.0	3,221.9
Total Senior Notes Gross			25,405.5	29,698.2	24,867.2	30,303.6
Unamortized premium			76.6	88.9	-	-
Unamortized discount			(74.8)	(81.7)	-	-
Total Senior Notes Net			25,407.3	29,705.4	24,867.2	30,303.6
Other Indebtedness
Debt Issuance Costs			(107.2)	(121.5)
Margin Loan			-	459.0
Other			41.0	29.7
Total Other Borrowings			(66.2)	367.2
Capital Leases			9.4	2.7
Total Indebtedness			$25,350.5	$30,075.3

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

The following represents the significant activity during the six months ended June 30, 2018 to the Company’s total indebtedness:

•	The Company borrowed $700.0 million, and subsequently repaid $700.0 million, under its revolving credit facility to fund, in part, the repurchase of the Company’s ordinary shares;
•	The Company repurchased and retired $455.9 million of senior notes at face value as a result of open market redemptions;
•	The Company repaid scheduled maturities on senior notes of $3,750.0 million; and
•	The Company prepaid $459.0 million of indebtedness under the Company’s margin loan.

Annual Debt Maturities

As of June 30, 2018, annual debt maturities were as follows ($ in millions):

Total Payments
2018 remaining	$-
2019	1,309.1
2020	4,609.3
2021	2,526.3
2022	4,640.5
2023	350.0
2024 and after	11,970.3
Total senior notes gross	$25,405.5
Capital leases	9.4
Debt issuance costs	(107.2)
Other short-term borrowings	41.0
Unamortized premium	76.6
Unamortized discount	(74.8)
Total Indebtedness	$25,350.5

Amounts represent total anticipated cash payments assuming scheduled repayments.

NOTE 13 — Other Long-Term Liabilities

Other long-term liabilities consisted of the following ($ in millions):

	June 30,	December 31,
	2018	2017
Acquisition related contingent consideration liabilities	$358.0	$420.7
Long-term pension and post retirement liability	149.9	162.7
Legacy Allergan deferred executive compensation	105.2	113.8
Long-term contractual obligations	43.8	45.2
Deferred revenue	33.8	37.9
Product warranties	28.7	28.7
Long-term severance and restructuring liabilities	13.0	53.1
Other long-term liabilities	21.0	24.8
Total other long-term liabilities	$753.4	$886.9

NOTE 14 — Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2018 was 47.7%, compared to 25.4% for the six months ended June 30, 2017. The effective tax rate for the six months ended June 30, 2018 was favorably impacted by income earned in jurisdictions with tax rates lower than the Irish statutory rate and U.S. losses tax benefited at rates greater than the Irish statutory rate. This was offset by the additional U.S. tax on the earnings of certain non-U.S. subsidiaries which are considered Global Intangible Low Taxed Income (“GILTI”) and the tax impact of amortization of intangible assets at rates less than the Irish statutory rate. Additionally, the tax benefit for the six months ended June 30, 2018 included tax benefits of $421.9 million related to the restructuring of an acquired business, $231.0 million related to the impairment of certain intangible assets and $79.8 million related to excess tax over book basis in a U.S. subsidiary expected to reverse in the foreseeable future. This was partially offset by tax detriments of $21.2 million for the gain on sale of investments and $25.9 million related to a change in the applicable tax rate on certain temporary differences.

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

The provisional estimates related to the TCJA recorded in the 2017 consolidated financial statements were based on all available information and the Company’s initial analysis and current interpretation of the legislation under the TCJA as of the time of the filing of the Company’s Form 10-K. These estimates represented amounts for which our accounting was incomplete but a reasonable estimate could be determined. Given the complexity of the TCJA, anticipated guidance from the U.S. Treasury and Internal Revenue Service (“IRS”) and the potential for additional guidance from the Securities and Exchange Commission (“SEC”) or the FASB, our accounting continues to be incomplete, and therefore the Company has not recorded any adjustments to these provisional estimates in the June 30, 2018 consolidated financial statements. Guidance from the SEC provides for a measurement period of up to one year from the enactment date of the TCJA for which adjustments to provisional amounts may be recorded as a component of tax expense or benefit in the period the adjustment is determined.

On August 1, 2018, the U.S. Treasury released proposed regulations regarding the one-time transition tax (i.e. toll charge) on the pre-2018 earnings of certain non-U.S. subsidiaries. The Company is evaluating the proposed regulations as part of its overall analysis of the TCJA’s impact pursuant to the guidance in SAB 118.

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

The Company has several concurrent audits open and pending with the IRS as set forth below:

IRS Audits	Taxable Years
Allergan W.C. Holding Inc. f/k/a Actavis W.C. Holding Inc.	2013, 2014, 2015 and 2016
Warner Chilcott Corporation	2010, 2011, 2012 and 2013
Forest Laboratories, Inc.	2010, 2011, 2012, 2013 and 2014
Allergan, Inc.	2009, 2010, 2011, 2012, 2013, 2014 and 3/7/2015

NOTE 15 — Shareholders’ Equity

A summary of the changes in shareholders’ equity for the six months ended June 30, 2018 consisted of the following ($ in millions):

Allergan plc
Shareholders’ equity as of December 31, 2017	$73,821.1
Net (loss) attributable to shareholders	(758.6)
Other comprehensive (loss), net of tax	(264.8)
Share-based compensation	127.4
Ordinary shares issued under employee stock plans	69.2
Implementation of new accounting pronouncements (Refer to Note 3)	361.7
Dividends declared	(540.4)
Repurchase of ordinary shares under the share repurchase programs	(1,540.0)
Repurchase of ordinary shares	(32.1)
Shareholders’ equity as of June 30, 2018	$71,243.5

Warner Chilcott Limited
Members' equity as of December 31, 2017	$81,266.2
Net (loss) attributable to members	(603.7)
Other comprehensive (loss), net of tax	(264.8)
Implementation of new accounting pronouncements (Refer to Note 3)	361.7
Dividends to Parents	(2,103.7)
Members' equity as of June 30, 2018	$78,655.7

Share Repurchase Program

On September 25, 2017, the Company’s Board of Directors approved a $2.0 billion share repurchase program.  As of June 30, 2018, the Company has completed this share repurchase program, repurchasing 12.2 million shares under the program.

On July 26, 2018, the Company announced that its Board of Directors approved a new $2.0 billion share repurchase program, which is anticipated to be completed by the end of 2019.

Preferred Shares

In the six months ended June 30, 2018 and 2017, the Company paid $69.6 million and $139.2 million, respectively, of dividends on preferred shares. Each preferred share automatically converted to approximately 3.53 ordinary shares on March 1, 2018, for a total of 17,876,930 ordinary shares.

NOTE 16 — Hedging Activities

The Company’s revenue, earnings, cash flows and fair value of its assets and liabilities can be impacted by fluctuations in foreign exchange risks and interest rates, as applicable. The Company manages the impact of foreign exchange risk and interest rate movements through operational means and through the use of various financial instruments, including derivative instruments such as foreign currency derivatives.  As of June 30, 2018 and December 31, 2017, the Company had no material outstanding third-party foreign currency instruments.

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

The Company is exposed to foreign exchange risk in its international operations from foreign currency purchases, net investments in foreign subsidiaries, and foreign currency assets and liabilities created in the normal course of business, including the Euro Denominated Notes. In the six months ended June 30, 2018, we used effective net investment hedges to partially offset the effects of foreign currency on our investments in certain of our foreign subsidiaries. The total notional amount of our instruments designated as net investment hedges was $3.6 billion as of June 30, 2018 and December 31, 2017.  During the three and six months ended June 30, 2018, the impact of the net investment hedges on other comprehensive income was a gain of $197.1 million and $102.0 million, respectively, which offset the impact of the Euro denominated notes.  During the three and six months ended June 30, 2017, the impact of the net investment hedges on other comprehensive income was a loss of $57.2 million.

NOTE 17 — Fair Value Measurement

Assets and liabilities are measured at fair value using Fair Value Leveling or that are disclosed at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 consisted of the following ($ in millions):

	Fair Value Measurements as of June 30, 2018 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents*	$1,249.9	$1,249.9	$-	$-
Short-term investments	21.5	-	21.5	-
Deferred executive compensation investments	105.2	86.8	18.4	-
Investments and other	73.3	73.3	-	-
Total assets	$1,449.9	$1,410.0	$39.9	$-
Liabilities:
Deferred executive compensation liabilities	$105.2	$86.8	$18.4	$-
Contingent consideration obligations	364.4	-	-	364.4
Total liabilities	$469.6	$86.8	$18.4	$364.4

* Marketable securities with less than 90 days remaining until maturity at the time of acquisition are classified as cash equivalents.

	Fair Value Measurements as of December 31, 2017 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents*	$1,328.1	$1,328.1	$-	$-
Short-term investments	2,814.4	-	2,814.4	-
Deferred executive compensation investments	112.4	92.9	19.5	-
Investment in Teva ordinary shares	1,817.7	1,817.7	-	-
Investments and other	72.3	72.3	-	-
Total assets	$6,144.9	$3,311.0	$2,833.9	$-
Liabilities:
Deferred executive compensation liabilities	$113.8	$94.3	$19.5	$-
Contingent consideration obligations	476.9	-	-	476.9
Total liabilities	$590.7	$94.3	$19.5	$476.9

* Marketable securities with less than 90 days remaining until maturity at the time of acquisition are classified as cash equivalents.

Investments in securities as of June 30, 2018 and December 31, 2017 included the following ($ in millions):

	Investments in Securities as of June 30, 2018:
Level 1	Carrying amount	Estimated fair value	Cash & cash equivalents	Marketable securities
Money market funds	$1,249.9	$1,249.9	$1,249.9	$-
Total	$1,249.9	$1,249.9	$1,249.9	$-

Level 2	Carrying amount	Estimated fair value	Cash & cash equivalents	Marketable securities
Other investments	$21.5	$21.5	$-	$21.5
Total	$21.5	$21.5	$-	$21.5

	Investments in Securities as of December 31, 2017:
Level 1	Carrying amount	Unrecognized gain	Unrecognized loss	Estimated fair value	Cash & cash equivalents	Marketable securities
Money market funds	$1,328.1	$-	$-	$1,328.1	$1,328.1	$-
Investment in Teva ordinary shares	1,688.4	129.3	-	1,817.7	-	1,817.7
Total	$3,016.5	$129.3	$-	$3,145.8	$1,328.1	$1,817.7

Level 2	Carrying amount	Unrecognized gain	Unrecognized loss	Estimated fair value	Cash & cash equivalents	Marketable securities
Commercial paper and other	$1,248.9	$-	$(0.7)	$1,248.2	$-	$1,248.2
Certificates of deposit	1,566.2	-	-	1,566.2	-	1,566.2
Total	$2,815.1	$-	$(0.7)	$2,814.4	$-	$2,814.4

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Income) / expense	2018	2017	2018	2017
Cost of sales	$(128.8)	$(24.8)	$(125.4)	$(60.3)
Research and development	21.7	9.3	23.6	75.5
Total	$(107.1)	$(15.5)	$(101.8)	$15.2

In the three and six months ended June 30, 2018, cost of sales primarily relates to the Company’s True Tear product not achieving a milestone event, as well as a corresponding decrease in commercial forecasts.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2018 and 2017 ($ in millions):

	Balance as of December 31, 2017	Net transfers in to (out of) Level 3	Purchases, settlements, and other net	Net accretion and fair value adjustments	Balance as of June 30, 2018
Liabilities:
Contingent consideration obligations	$476.9	$-	$(10.7)	$(101.8)	$364.4

	Balance as of December 31, 2016	Net transfers in to (out of) Level 3	Purchases, settlements, and other net	Net accretion and fair value adjustments	Foreign currency translation	Balance as of June 30, 2017
Liabilities:
Contingent consideration obligations	$1,172.1	$-	$(540.4)	$15.2	$(8.3)	$638.6

The following is the activity during the six months ended June 30, 2018 in contingent consideration obligations by acquisition ($ in millions):

Business Acquisition	Balance as of December 31, 2017	Fair Value Adjustments and Accretion	Payments and Other	Balance as of June 30, 2018
Tobira acquisition	$227.8	$22.7	$-	$250.5
ForSight acquisition	46.3	0.9	-	47.2
Medicines 360 acquisition	44.4	(1.2)	(2.1)	41.1
Forest Acquisition	12.7	1.7	(1.0)	13.4
AqueSys acquisition	28.5	(23.2)	-	5.3
Oculeve acquisition	90.1	(86.0)	(0.1)	4.0
Allergan Acquisition	18.7	(17.7)	-	1.0
Metrogel acquisition	7.5	-	(7.5)	-
Other	0.9	1.0	-	1.9
Total	$476.9	$(101.8)	$(10.7)	$364.4

The Company has made contingent consideration milestone payments of approximately $10.5 million in the six months ended June 30, 2018.

NOTE 18 — Business Restructuring Charges

Restructuring activities for the six months ended June 30, 2018 were as follows ($ in millions):

	Severance and Retention	Share-Based Compensation	Other	Total
Reserve balance at December 31, 2017	$166.0	$-	$19.9	$185.9
Charged to expense
Cost of sales	5.5	-	-	5.5
Selling and marketing	9.6	4.1	-	13.7
General and administrative	1.0	4.1	-	5.1
Total expense	16.1	8.2	-	24.3
Cash payments	(120.8)	-	(4.6)	(125.4)
Non-cash adjustments	-	(8.2)	-	(8.2)
Reserve balance at June 30, 2018	$61.3	$-	$15.3	$76.6

The Company recognized total restructuring charges of $6.4 million and $24.3 million, respectively, during the three and six months ended June 30, 2018.  In December 2017, the Company approved a new restructuring program intended to optimize and restructure its operations while reducing costs and global headcount, in anticipation of loss of exclusivity of several key revenue-generating products in 2018.  In the three months ended June 30, 2018, the Company recorded severance and other employee related charges of $6.4 million.  In the six months ended June 30, 2018, the Company recorded severance and other employee related charges of $21.6 million, which includes $8.2 million of share based compensation related to this program.

The Company recognized total restructuring charges of $119.0 million and $140.9 million, respectively, during the three and six months ended June 30, 2017.  As part of the Company’s internal optimization restructuring programs, the Company incurred severance and other restructuring costs relating to the commercial organization of $29.9 million as the Company intended to eliminate approximately 400 positions in the three months ended June 30, 2017.  In addition, restructuring charges in the three months ended June 30, 2017 included $26.8 million of severance and restructuring costs related to a then-planned internal reduction of approximately 200 positions within the Company’s R&D organization.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued. As of June 30, 2018, the Company’s consolidated balance sheet includes accrued loss contingencies of approximately $80.0 million.  As of December 31, 2017, the Company’s consolidated balance sheet included accrued loss contingencies of approximately $55.0 million.

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

Antitrust Litigation

Asacol® Litigation. Two class action complaints were filed on June 22, 2015, and three more on September 21, 2015, in federal court in Massachusetts on behalf of a putative class of indirect purchasers. Complaints were also filed on behalf of a putative class of direct purchasers of Asacol® making similar allegations to the complaints filed by the indirect purchaser plaintiffs.  Those matters have been consolidated with the indirect purchaser cases.  In each complaint plaintiffs allege that they paid higher prices for Warner Chilcott’s Asacol® HD and Delzicol® products as a result of Warner Chilcott’s alleged actions preventing or delaying generic competition in the market for Warner Chilcott’s older Asacol® product in violation of U.S. federal antitrust laws and/or state laws. Plaintiffs seek unspecified injunctive relief, treble damages and/or attorneys’ fees.  The Company has settled the claims brought by the direct purchaser plaintiffs.  The court granted the indirect purchaser plaintiffs’ motion for class certification.  The Company filed a motion for summary judgment seeking dismissal of the indirect purchaser plaintiffs’ claims which the court denied on November 9, 2017.    Trial was set to being on January 22, 2018.  However, on January 17, 2018, the Court of Appeals for the First Circuit issued an order granting the Company’s motion under Fed.R.Civ.P. 23(f) to appeal the district court’s decision to certify the proposed class.  The appellate court thereafter issued a decision staying the trial in the district court.  The appeal was fully briefed on March 26, 2018. Oral argument on the appeal was held on May 8, 2018.

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

Namenda® Litigation. In September 2014, the State of New York, through the Office of the Attorney General of the State of New York, filed a lawsuit in the United States District Court for the Southern District of New York alleging that Forest was acting to prevent or delay generic competition to Forest’s immediate-release product Namenda® in violation of federal and New York antitrust laws and committed other fraudulent acts in connection with its commercial plans for Namenda® XR. The district court granted the state’s motion for a preliminary injunction which was later affirmed by the Court of Appeals for the Second Circuit.  Forest and the New York Attorney General reached a settlement on November 24, 2015. On May 29, 2015, a putative class action was filed on behalf of a class of direct purchasers in the federal district court in New York. Since that time, additional complaints have been filed on behalf of putative classes of direct and indirect purchasers. The class action complaints make claims similar to those asserted by the New York Attorney General and also include claims that Namenda® patent litigation settlements between Forest and generic companies also violated the antitrust laws. Plaintiffs moved for summary judgment on two of the counts of their complaint.    The Court granted plaintiffs’ motion in part as to the collateral estoppel effect of a prior finding of anti-competitive conduct, and denied the motions on whether the Company’s obtaining pediatric exclusivity was anti-competitive conduct.  On August 2, 2018, the court denied the Company’s motion for summary judgment.

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

Restasis® Class Action Litigation.  Between November 7, 2017, and February 26, 2018, seventeen putative class actions were filed in federal district courts against Allergan alleging that the company unlawfully harmed competition by engaging in conduct to delay the market entry of generic versions of Restasis®.  Twelve of the complaints were filed on behalf of putative classes of end-payors, and five were filed on behalf of putative classes of direct purchasers.  One direct purchaser complaint and two end-payor complaints were later voluntarily dismissed.  The cases have all been consolidated in a multidistrict litigation in the federal court in the Eastern District of New York.  The complaints challenge Allergan’s conduct in prosecuting and obtaining patents covering Restasis®, listing those patents in the FDA’s Orange Book, asserting those patents against potential generic competitors in patent-infringement litigation, filing citizens petitions with the FDA concerning generic companies’ drug applications for generic Restasis®, and transferring patents to the sovereign Native American Saint Regis Mohawk Tribe.  Both the end-payors and the direct purchasers allege that these actions violated federal antitrust laws, and the end-payors further allege violations of state antitrust and consumer-protection laws and unjust enrichment.  All plaintiffs seek damages, declaratory relief, and injunctive relief.  Plaintiffs have filed a consolidated amended complaint which the Company has since moved to dismiss.

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

Commercial Litigation

Celexa®/Lexapro® Class Actions. Forest and certain of its affiliates were named as defendants in multiple federal court actions relating to the promotion of Celexa® and/or Lexapro® all of which were consolidated in the Celexa®/Lexapro® MDL proceeding in the federal district court in Massachusetts. Actions were filed in the federal district courts in Minnesota and Washington in November 2013 and August 2014, respectively, seeking to certify a nationwide class of third-party payor entities and consumers that purchased Celexa® and Lexapro® for pediatric use. The complaints each assert claims under the federal Racketeer Influenced and Corrupt Organizations (“RICO”) Act, alleging that Forest engaged in an off-label marketing scheme and paid illegal kickbacks to physicians to induce prescriptions of Celexa® and Lexapro®.  The court denied both plaintiffs’ class certification motions and entered summary judgment in favor of the Company in both actions.   Plaintiffs in both cases have filed a Notice of Appeal of the summary judgment order and the order denying class certification.

Warner Chilcott Marketing Practices.  On February 13, 2018, a class action complaint was filed against Warner Chilcott and certain of its affiliates in the U.S. District Court for the District of Massachusetts. The Complaint asserts claims under the federal RICO statute, violations of number of state consumer protection statutes, common law fraud, and unjust enrichment with respect to the sale and marketing of certain products. The complaint seeks to certify a nationwide class of private payer entities, or their assignees, that paid Medicare benefits on behalf of their beneficiaries.  On April 9, 2018, the plaintiffs filed an Amended Complaint, adding certain other Allergan subsidiaries as defendants.  Defendants filed a motion to dismiss the Amended Complaint on June 11, 2018.

Generic Drug Pricing Securities and ERISA Litigation.  On November 4, 2016, a class action was filed by a putative class of Allergan shareholders in federal court in California against the Company and certain of its current and former officers alleging that the Company and certain of its current and former officers made materially false and misleading statements.  Additional similar class action complaints and one complaint by an individual defendant have been filed and these cases have been consolidated in the federal district court in New Jersey.  The complaints allege generally that between February 2014 and November 2016, Allergan and certain of its officers made materially false and misleading statements regarding the Company’s internal controls over its financial reporting and failed to disclose that its Actavis generics unit had engaged in illegal, anticompetitive price-fixing with its generic industry peers.  The complaint seeks unspecified monetary damages. After the Company filed a motion to dismiss plaintiffs filed a second amended consolidated complaint on November 28, 2017.  The Company’s motion to dismiss the second amended complaint, filed on January 22, 2018, is still pending.  A complaint was filed in California state court, premised on the same underlying allegations, by an individual opt-out plaintiff on February 2, 2018.  Two complaints were filed, one in the federal district court in California and one in the federal district court in New Jersey, that are premised on the same alleged underlying conduct that is at issue in the securities litigation but that assert claims under the Employee Retirement Income Security Act of 1974 (“ERISA”).  These complaints also have been consolidated in the district court in New Jersey.   The ERISA complaints assert claims on behalf of a putative class of individuals who participated in the Company’s retirement plans and seek an unspecified amount of damages and other injunctive relief.  On October 23, 2017, the ERISA litigation Plaintiffs filed an amended consolidated complaint which the Company moved to dismiss on February 2, 2018.  Only July 3, 2018, the court granted the Company’s motion to dismiss the ERISA complaint in its entirety.

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

Prescription Opioid Drug Abuse Litigation. The Company has been named as a defendant, along with several other manufacturers of opioid products, in approximately 1,028 matters relating to the promotion and sale of prescription opioid pain relievers and additional suits may be filed.  The first complaints were filed by the California counties of Santa Clara and Orange, on behalf of the State of California, the City of Chicago and the State of Mississippi, in May 2014, June 2014 and December 2015, respectively.  Each of the lawsuits allege that the manufacturer defendants engaged in a deceptive campaign to promote their products in violation of state laws and seek unspecified monetary damages, penalties and injunctive relief.  In May 2017 the State of Ohio filed a lawsuit in state court which parallels the claims in the California, Chicago and Mississippi matters.  Since the filing of the complaint by the State of Ohio, additional cases have been filed, including cases filed by others states but mainly by political subdivisions of states (i.e., counties and municipalities) in state and federal courts across the country.  In addition, cases have been filed on behalf of consumers who were prescribed opioid products or were prescribed opioid products and were subsequently treated for an overdose or addiction.  The federal court cases have been consolidated in an MDL in the federal court for the Northern District of Ohio.  In the California case, which is pending in state court in California, the court has set a trial date of June 28, 2019.

The Company is aware that other states and political subdivisions are filing comparable actions against, among others, manufacturers and parties that promoted prescription opioid pain relievers.

Testosterone Replacement Therapy Class Action. On November 24, 2014, the Company was served with a putative class action complaint filed on behalf a class of third party payers in federal court in Illinois. The suit alleges that the Company and other named pharmaceutical defendants violated various laws including the federal RICO statute and state consumer protection laws in connection with the sale and marketing of certain testosterone replacement therapy pharmaceutical products (“TRT Products”), including the Company’s Androderm® product. This matter was filed in the TRT Products Liability MDL, described in more detail below, notwithstanding that it is not a product liability matter. Plaintiff alleges that it reimbursed third parties for dispensing TRT Products to beneficiaries of its insurance policies. Plaintiff seeks to obtain certain equitable relief, including injunctive relief and an order requiring restitution and/or disgorgement, and to recover damages and multiple damages in an unspecified amount. Defendants jointly filed a motion to dismiss the third amended complaint and in its ruling the court dismissed all claims against the Company except plaintiff’s RICO conspiracy claim.  Discovery in this matter is ongoing.  Plaintiffs filed a motion for class certification on November 6, 2017.  On March 5, 2018, Defendants filed papers in opposition to Plaintiffs’ class certification motion.    On July 26, 2018, the court entered an order denying plaintiff’s class certification motion.

Xaleron Dispute. On February 5, 2016, Xaleron Pharmaceuticals, Inc. filed a lawsuit against Allergan, Inc. and Actavis, Inc., now known as Allergan Finance, LLC, in state court in New York. The complaint, filed on February 26, 2016, alleges the defendants misappropriated Xaleron’s confidential business information and asserts claims for unfair competition, tortious interference with prospective economic advantage and unjust enrichment. The Company filed a motion to dismiss the complaint on April 15, 2016.  On September 13, 2016, the court issued a decision denying the Company’s motion.  Defendants filed an answer to the complaint and the parties are now engaged in discovery.  The company filed a motion for summary judgment on April 4, 2018.  The parties have reached an agreement in principle to settle the litigation.

Zeltiq Advertising Litigation.  On April 26, 2017, a putative class action lawsuit was filed against Zeltiq in state court in California alleging that Zeltiq misled customers regarding the promotion of its CoolSculpting product and the product’s premarket notification clearance status.  On May 30, 2017, the case was removed to the United States District Court for the Central District of California.  On July 20, 2017, Plaintiffs filed an amended complaint.  In August 2017, Zeltiq filed a motion to dismiss the amended complaint. On June 11, 2018, the Court granted Zeltiq’s motion to dismiss the amended complaint.  On July 2, 2018, Plaintiffs filed a third amended complaint.  On July 23, 2018, Zeltiq filed a motion to dismiss the third amended complaint.

Employment Litigation

In July 2012, Forest was named as a defendant in an action brought by certain former Company sales representatives and specialty sales representatives in the federal district court in New York. The action is a putative class and collective action, and alleges class claims under Title VII for gender discrimination with respect to pay and promotions, as well as discrimination on the basis of pregnancy, and a collective action claim under the Equal Pay Act. The proposed Title VII gender class includes all current and former female sales representatives employed by the Company throughout the U.S. from 2008 to the date of judgment, and the proposed Title

VII pregnancy sub-class includes all current and former female sales representatives who have been, are, or will become pregnant while employed by the Company throughout the U.S. from 2008 to the date of judgment. The proposed Equal Pay Act collective action class includes current, former, and future female sales representatives who were not compensated equally to similarly-situated male employees during the applicable liability period. The second amended complaint also includes non-class claims on behalf of certain of the named Plaintiffs for sexual harassment and retaliation under Title VII, and for violations of the Family and Medical Leave Act.   On April 3, 2017, the parties agreed to settle this matter.  On February 1, 2018, the court granted preliminary approval of the settlement and set a fairness hearing for May 4, 2018. On June 29, 2018, the Court granted final approval of the settlement.

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

Aczone® Gel, 7.5% IPR. Amneal Pharmaceuticals LLC and Amneal Pharmaceuticals of New York, LLC (collectively, “Amneal”) filed a petition for Inter Partes Review (Trial number IPR2018-00608) with the USPTO regarding U.S. Patent No. 9,161,926, which was accorded a filing date of February 12, 2018.  On June 8, 2018, Allergan filed a Patent Owner Preliminary Response.

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

A bench trial concluded on October 27, 2016. On December 30, 2016, the court entered an opinion and final judgment in favor of Allergan and against Sandoz, that the asserted claims of the ‘149 Patent, ‘976 Patent and ‘425 Patent were not invalid, and that Sandoz infringes the asserted claims of the ‘425 Patent. The court also held in favor of Sandoz and against Allergan, that Sandoz does not infringe the asserted claims of the ‘149 and ‘976 Patents. Sandoz filed a notice of appeal and Allergan filed a notice of cross appeal.  The Federal Circuit heard oral arguments on October 2, 2017 and on December 22, 2017, issued a decision affirming the district court’s finding of no invalidity of the asserted claims and non-infringement of the claims of the ‘149 and ‘976 Patents, and reversing the district court’s finding of infringement of claim 1 of the ‘425 Patent.  On March 29, 2018, the Federal Circuit denied Allergan’s combined petition for panel rehearing or rehearing en banc.  The mandate was issued on April 4, 2018. On April 6, 2018,

Sandoz filed an unopposed motion to vacate the district court’s injunction orders.  The district court vacated certain final judgments on June 6, 2018.

Combigan® IV. On October 30, 2017, Allergan Sales, LLC and Allergan, Inc. (collectively, “Allergan”) filed a complaint against Sandoz, Inc. and Alcon Laboratories, Inc. (“Sandoz”) in the U.S. District Court for the District of New Jersey, alleging that their proposed generic versions of Combigan® infringe U.S. Patent Number 9,770,453 (the “‘453 Patent”).  On March 6, 2018, Allergan and Sandoz submitted a stipulation and proposed order to grant Allergan leave to file an amended complaint to assert additional claims of infringement of U.S. Patent Nos. 9,907,801 (the “‘801 Patent”) and 9,907,802 (the “‘802 Patent”). The ‘453, ‘801 and ‘802 Patents are listed in the Orange Book for Combigan® and expire on April 19, 2022.  A trial date has not been set.  On April 17, 2018, Sandoz filed an amended answer and counterclaims alleging non-infringement, invalidity, inequitable conduct, unclean hands and certain other antitrust counterclaims, including fraud on the U.S. Patent Office, sham litigation, abusive serial patent enforcement, and state monopolization claims. On May 22, 2018, Allergan filed a motion to dismiss Sandoz’s antitrust and inequitable conduct counterclaims (and to strike a related affirmative defense), or alternatively to bifurcate and stay Sandoz’s antitrust counterclaims.  On July 13, 2018, the district court adopted Allergan’s proposed claim construction and granted Allergan’s motion for preliminary injunction against Sandoz.  On July 26, 2018, Sandoz filed a notice of appeal regarding the claim construction and preliminary injunction.

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

Appeal briefing between Plaintiffs and Teva, the remaining defendant, was completed on May 8, 2018. A date for oral argument has not been set.

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

Juvéderm® XC IPRs. On August 2, 2017, Teoxane S.A.  (“Teoxane”) filed a petition for Inter Partes Review (Trial number IPR2017-01906) with the USPTO regarding U.S. Patent No. 8,357,795. And on August 24, 2017, Teoxane filed a petition for Inter Partes Review (Trial Number IPR2017-02002) with the USPTO regarding U.S. Patent Number 8,450,475. On March 9, 2018, the USPTO denied institution of both Teoxane IPRs.

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

On April 3, 2018, the EDTX court issued an order: (i) denying Defendant’s motion to transfer the case to MDNC, and (ii) severing Plaintiff’s claims against Defendants and transferring Plaintiff’s claims against Alcon to the District Court of Delaware and Plaintiff’s claims against Sandoz to the District of Colorado.  No case schedule has been set.

Latisse® V. In August 2017, the Company and Duke University received a Paragraph IV certification notice letter from Alembic Pharmaceuticals, Ltd. (“Alembic”) indicating that it had submitted to FDA an ANDA seeking approval to manufacture and sell a generic version of LATISSE® (“LATISSE”) before the expiration of U.S. Patent Nos. 8,038,988 (the “‘988 Patent”), 8,101,161 (the “‘161 Patent”), 8,263,054 (the “‘054 Patent”), 8,541,466 (the “‘466 Patent”), 8,632,760 (the “‘760 Patent”), 8,758,733 (the “‘733 Patent”), 8,906,962 (the “‘962 Patent”), 8,986,715 (the “‘715 Patent”), 9,216,183 (the “‘183” Patent), 9,226,931 (the “‘931 Patent) and 9,579,270 (the “‘270 Patent”). (The ‘466, ‘962 and ‘270 Patents expire in January 2021; the ‘054, ‘760, ‘733, ‘715, ‘183, and ‘931 Patents expire in January 2023; the ‘988 Patent expires in August 2023; and the ‘161 Patent expires in May 2024). Alembic claims that the patents listed in its notice letter are invalid, unenforceable and/or would not be infringed.  On September 25, 2017, Allergan, Inc., Allergan Sales, LLC and Duke University (collectively, “Plaintiffs”), brought an action for infringement of the ‘270 Patent in the U.S. District Court for the District of New Jersey against Alembic Pharmaceuticals, Ltd., Alembic Global Holding SA, and Alembic Pharmaceuticals, Inc. (collectively, “Alembic”).  This lawsuit triggered an automatic stay of approval of the applicable ANDA that expires no earlier than February 2020 (unless there is a final court decision adverse to Plaintiffs sooner). No trial date has been set.

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

In July 2017, the Company and Ironwood received a second Notice Letter relating to the ANDA submitted to the FDA by Aurobindo.  Aurobindo claims that the ‘036, ‘727, ‘947, ‘409, ‘526, ‘553 Patents, as well as the ‘573, ‘628 and ‘030 Patents, are invalid and/or would not be infringed.  On August 25, 2017, Plaintiffs brought an action for infringement of these patents in the U.S. District Court for the District of Delaware against Aurobindo. On September 28, 2017, this action was consolidated with the first action filed against Aurobindo. On April 30, 2018, Allergan and Ironwood entered into a settlement agreement with Aurobindo. Under the terms of the settlement agreement, Plaintiffs will provide a license to Aurobindo to market a generic version of LINZESS in the United States beginning on August 5, 2030 (subject to U.S. FDA approval), or earlier in certain circumstances. The Aurobindo actions were dismissed on May 7, 2018.

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

In May 2018, the district court granted joint stipulations and orders to dismiss without prejudice all claims, counterclaims, and defenses in the consolidated actions with respect to the ‘371 patent as between Plaintiffs, Teva and Sandoz.  On July 10, 2018, Plaintiffs filed a motion to dismiss all claims and declaratory judgment counterclaims between Plaintiffs and Mylan with respect to the ‘371 patent for lack of subject matter jurisdiction.

Namenda XR®. Between January and October 2014, Forest Laboratories, Inc., Forest Laboratories Holdings, Ltd. (collectively, “Forest”) and Merz Pharma and Adamas Pharmaceuticals, Forest’s licensors for Namenda XR® (all collectively, “Plaintiffs”), brought actions for infringement of some or all of U.S. Patent Nos. 5,061,703 (the “‘703 patent”), 8,039,009 (the “‘009 patent”), 8,168,209 (the “‘209 patent”), 8,173,708 (the “‘708 patent”), 8,283,379 (the “‘379 patent”), 8,329,752 (the “‘752 patent”), 8,362,085 (the “‘085 patent”), and 8,598,233 (the “‘233 patent”) in the U.S. District Court for the District of Delaware against Wockhardt, Teva, Sun, Apotex, Anchen, Zydus, Watson, Par, Mylan, Amneal, Ranbaxy, and Amerigen, and related subsidiaries and affiliates thereof. Plaintiffs entered settlement agreements with every defendant except Teva.

On July 26, 2016, the district court entered a final judgment of invalidity of claim 1 of the ‘209 patent, claims 1, 6, 10 and 15 of the ‘708 patent, claim 1 of the ‘379 patent, claims 1 and 9 of the ‘752 patent, claims 1 and 7 of the ‘085 patent and claim 1 of the ‘233 patent in favor of Teva, and Plaintiffs appealed. On December 11, 2017, the Court of Appeals for the Federal Circuit issued a decision affirming the district court’s judgment of invalidity with respect to certain claims of the ‘209, ‘708, ‘379, ‘752 and ‘085 patents.  On February 12, 2018, the Federal Circuit denied Plaintiffs petitions for panel rehearing and rehearing en banc.

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

Restasis®. Between August 2015 and July 2016, Allergan brought actions for infringement of U.S. Patent Nos. 8,629,111 (the “‘111 patent”), 8,633,162 (the “‘162 patent”), 8,642,556 (the “‘556 patent”), 8,648,048 (the “‘048 patent”), 8,685,930 (the “‘930 patent”) and 9,248,191 (the “’191 patent”) in the U.S. District Court for the Eastern District of Texas against Akorn, Inc., Apotex, Inc., Mylan Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Inc., InnoPharma, Inc., Famy Care Limited (“Famy Care”), TWi Pharmaceuticals, Inc. (“TWi”) and related subsidiaries and affiliates thereof.

Allergan entered into settlement agreements with Apotex, TWi, Famy Care and InnoPharma.  As a result of certain of these settlements, Allergan will provide a license to certain parties to launch their generic versions of Restasis® beginning on February 27, 2024, or earlier in certain circumstances. Additionally, under certain circumstances, Allergan will supply and authorize certain parties to launch an authorized generic version of Restasis® on August 28, 2024.

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

On October 16, 2017, the District Court issued a decision and final judgment finding that the asserted claims of the ‘111 patent, the ‘048 patent, the ‘930 patent and the ‘191 patent were infringed, but invalid on the ground of obviousness. The District Court also held that the asserted claims were not invalid as anticipated, for lack of enablement, or for improper inventorship.  In a separate Order, the District Court joined the Tribe as a co-plaintiff under Federal Rule of Civil Procedure 25(c) and declined to rule on the validity of the patent assignment to the Tribe.  On October 27, 2017, Plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit.  No oral argument date has been set.

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

On March 26, 2018, the Federal Circuit issued an order sua sponte expediting the briefing and argument schedule on the merits of the appeal.  On March 28, 2018, the Federal Circuit granted the Tribe and Allergan’s motion to stay the IPR proceedings.  The stay remains in effect until the day after oral argument in the appeals in June 2018, at which time the Federal Circuit will address whether the stay shall remain in effect or whether it will be lifted.  The parties’ appeal briefing was completed on May 18, 2018.  Oral argument was held on June 4, 2018.  On July 20, 2018, the Federal Circuit affirmed the USPTO’s denial of the Tribe’s motion to dismiss and Allergan’s motion to withdraw.

Saphris®. Between September 2014 and May 2015, Forest Laboratories, LLC (which later merged with and into Allergan Sales, LLC, with Allergan Sales, LLC as the surviving entity), and Forest Laboratories Holdings Ltd. (collectively, “Forest”) brought actions for infringement of some or all of U.S. Patent Nos. 5,763,476 (the “‘476 patent”), 7,741,358 (the “‘358 patent”) and 8,022,228 (the “‘228 patent”) in the U.S. District Court for the District of Delaware against Sigmapharm Laboratories, LLC, Hikma Pharmaceuticals, LLC, Breckenridge Pharmaceutical, Inc., Alembic Pharmaceuticals, Ltd. and Amneal Pharmaceuticals, LLC, and related subsidiaries and affiliates thereof. Including a 6-month pediatric extension of regulatory exclusivity, the ‘476 patent expires in December 2020, and the ‘358 and ‘228 patents expire in October 2026. On September 30, 2015, the District Court consolidated all pending actions. On March 28, 2016, the court entered Forest and Hikma’s proposed joint stipulation and order of adverse judgment and dismissal of claims related to the ‘358 and ‘228 patents. In April 2016, the court granted the proposed consent judgment of non-infringement and order of dismissal of counterclaims related to the ‘358 and ‘228 patents, as well as a stipulation and order with respect to infringement of Claims 1, 2, and 6 of the ʼ476 patent, between Plaintiffs and Breckenridge. The Court also granted the proposed stipulation of entry and proposed order of adverse judgment and dismissal of counterclaims related to the ʼ358 and ʼ228 patents between Plaintiffs and Sigmapharm. In April, May and July 2016, the court granted the proposed stipulations and orders of infringement of certain claims of the ‘476 patent as to Hikma, Breckenridge and Alembic. On October 13, 2016, the court stayed trial as to Sigmapharm and extended the 30-month stay as to Sigmapharm.  Trial with respect to the ‘476 patent, the only remaining patent-in-suit, concluded on November 3, 2016.  On June 30, 2017, the district court issued an opinion and order finding all asserted claims of the ‘476 patent valid, and that claims 4, 9 and 10 were not infringed by Alembic and Breckenridge.  On July 11, 2017, the district court entered a final judgment that ordered, among other things, that Alembic’s, Amneal’s, Breckenridge’s and Hikma’s respective ANDAs not be granted final approval by FDA earlier than the date of expiration of the ‘476 patent inclusive of any applicable adjustments, extensions or exclusivities. On July 28, 2017, Alembic, Amneal, Breckenridge and Hikma (the “Appeal Defendants”) filed notices of appeal. On August 9, 2017, Plaintiffs filed a notice of cross appeal.  Briefing was completed on April 4, 2018. A date for oral argument has not been set.

On July 25, 2017, the District Court actions were reassigned to Judge Mitchel S. Goldberg of the U.S. District Court for the Eastern District of Pennsylvania. On February 9, 2018, the district court lifted the stay on the issue of infringement as to Sigmapharm. On March 14, 2018, the district court issued a scheduling order setting trial to begin on June 18, 2018 with respect to Sigmapharm’s infringement of claim 1 of the ‘476 patent. The district court also acknowledged that (a) the 30 month stay as to Sigmapharm is set to expire June 21, 2018, (b) Sigmapharm agreed not to launch its proposed generic product until FDA approval and after the district court issues its decision, and (c) Plaintiffs and Sigmapharm agreed to be bound by the outcome of the pending appeal with the Appeal

Defendants and any proceedings on remand, if necessary, with respect to infringement of claims 4, 9 and 10 of the ‘476 patent.  A bench trial concluded on June 20, 2018.  The parties filed their opening post-trial briefs on July 19, 2018.

Savella®. On October 5 and 6, 2017, Forest Laboratories Holdings, Ltd., Allergan Sales, LLC and Allergan USA, Inc. (collectively, “Allergan and Forest”) brought actions for infringement of U.S. Patent Nos. 6,602,911 (the “‘911 patent”), 7,888,342 (the “‘342 patent”), and 7,994,220 (the “‘220 patent”) in the U.S. District Court for the District of Delaware and the District of New Jersey, respectively, against Strides Pharma Global Pte Limited and Strides Pharma Inc. (collectively, Strides”).  On April 20, 2018, the Company entered into a settlement agreement with Strides and the case was dismissed.

Viibryd® IPR. On January 5, 2018, Argentum Pharmaceuticals LLC submitted to the USPTO a petition for Inter Partes Review (“IPR”) seeking cancellation of certain claims of U.S. Patent No. 8,673,921 (the “‘921 patent”). The ‘921 patent is listed in the Orange Book for Viibryd® and expires in June 2022. On July 23, 2018, the USPTO denied institution of the IPR.

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

Product Liability Litigation

Actonel® Litigation. Warner Chilcott is a defendant in approximately 168 cases and a potential defendant with respect to approximately 383 unfiled claims involving a total of approximately 553 claimants relating to Warner Chilcott’s bisphosphonate prescription drug Actonel®. The claimants allege, among other things, that Actonel® caused them to suffer osteonecrosis of the jaw (“ONJ”), a rare but serious condition that involves severe loss or destruction of the jawbone, and/or atypical fractures of the femur (“AFF”). Warner Chilcott is in the initial stages of discovery in these litigations.  All of the filed cases are in either federal or state courts in the United States, with the exception of three cases filed in provincial courts in Canada.  Two Canadian cases involve a single plaintiff, and the other is a purported product liability class action involving two named plaintiffs.  The Canadian action alleges, among other things, that Actonel® caused the plaintiffs and the proposed class members who ingested Actonel® to suffer ONJ or other side effects. It is expected that the plaintiffs in the purported class action will seek class certification. Plaintiffs have typically asked for unspecified monetary and injunctive relief, as well as attorneys’ fees. Warner Chilcott is indemnified by Sanofi for certain Actonel claims pursuant to a collaboration agreement relating to the two parties’ co-promotion of the product in the United States and other countries. In addition, Warner Chilcott is also partially indemnified by the Procter & Gamble Company (“P&G”) for ONJ claims that were pending at the time Warner Chilcott acquired P&G’s global pharmaceutical business in October 2009. In May and September 2013, Warner Chilcott entered into two settlement agreements that resolved a majority of the then-existing ONJ-related claims.

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

Benicar® Litigation. Forest is named in approximately 1,759 actions involving allegations that Benicar®, a treatment for hypertension that Forest co-promoted with Daiichi Sankyo between 2002 and 2008, caused certain gastrointestinal injuries. Under Forest’s Co-Promotion Agreement, Daiichi Sankyo is defending Forest in these lawsuits. On August 1, 2017, Daiichi announced that it has agreed to enter into a program to settle all of the pending cases on behalf of all defendants, including Forest.

Celexa®/Lexapro® Litigation.  Certain Forest entities are defendants in approximately 166 actions alleging that Celexa® or Lexapro® caused various birth defects. Several of the cases involve multiple minor-plaintiffs. The majority of these actions have been consolidated in state court in Missouri; none of the actions are set for trial.

RepliForm Litigation.  LifeCell Corporation has been named as a defendant in approximately 325 cases alleging that its biologic mesh product RepliForm did not perform as intended and caused various injuries.  In all of those cases Boston Scientific Corporation, LifeCell’s distributor, has been named as a co-defendant.  In addition, a significant portion of those cases also name another manufacturer as a defendant whose product was implanted at the same time.  All but a few of the cases have been consolidated for centralized management in the Superior Court of Massachusetts, Middlesex County.  The other cases are venued in federal court in West Virginia, and state courts in Delaware and Minnesota.  Approximately 200 of these cases have been settled or dismissed.

Testosterone Litigation. Beginning in 2014, a number of product liability suits were filed against Actavis, Inc., now known as Allergan Finance, LLC, and one or more of its former subsidiaries as well as other manufacturers and distributors of testosterone products, for personal injuries including but not limited to cardiovascular events allegedly arising out of the use of Androderm®.  There are approximately 525 currently pending actions which have been consolidated in an MDL in federal court in Illinois. The defendants have responded to the plaintiffs’ master complaint in the MDL and discovery is ongoing.  The parties have reached an agreement in principle to settle the remaining cases.

Government Investigations, Government Litigation and Qui Tam Litigation

The Company and its affiliates are involved in various disputes, governmental and/or regulatory inspections, inquires, investigations and proceedings that could result in litigation, and other litigation matters that arise from time to time.

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

In June 2018, the Company received CID from the Department of Justice and a subpoena from the California Department of Insurance, Office of Insurance Commissioner, requesting information related to the Company’s promotion and sale of two gastroenterology products. The Company is cooperating fully with these requests.

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

Matters Relating to the Company’s Divested Generics Business

The following matters relate to the former generics business of the Company or the transaction pursuant to which that business was sold to Teva, effective August 2, 2016.   Teva has agreed to indemnify and defend the Company against all matters asserted in litigation against the Company arising out of the former generics business, including litigations and investigations relating to generic opioid products including, without limitation, the actions described below.

Lidoderm® Litigation.  On March 30, 2016, the U.S. Federal Trade Commission filed a lawsuit in federal district court in the Eastern District of Pennsylvania against the Company and one of its global generics business subsidiaries, Watson Laboratories, Inc., Endo Pharmaceuticals Inc. and others arising out of patent settlements relating to Lidoderm. The Lidoderm settlement was reached by Endo Pharmaceuticals Inc. and Watson Laboratories, Inc. in May 2012, prior to Watson’s being affiliated with the Company.  On October 25, 2016, the FTC voluntarily withdrew its complaint in federal court in Pennsylvania and then in January 2017 filed a similar complaint in the federal district court in California where similar lawsuits filed by private plaintiffs were already pending and where the State of California filed a similar complaint against the same defendants.   On January 27, 2017, Allergan Finance LLC filed a declaratory judgment action against the FTC in the same federal district court in the Eastern District of Pennsylvania where the FTC’s original action had been pending.  In April 2017, the FTC and State of California’s actions were stayed pending the declaratory judgment action in the Eastern District of Pennsylvania.  On May 9, 2017, plaintiffs filed a motion for summary judgment in the Eastern District of Pennsylvania.

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

Florida Subpoena Related to Oxymorphone Products.  In January 2018, the Company received a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of Florida seeking information related to oxymorphone products which were sold by the divested generics business.  This subpoena appears to be related to a similar inquiry disclosed by Endo International plc on January 11, 2018.  The subpoena was directed to the Company as a source of information, not as a target, along with others.

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

WCL, Allergan Capital S.à.r.l. and Allergan Finance, LLC are guarantors of the long-term notes.  The Company anticipates future legal entity structure changes which may impact the presentation of this footnote in the future.

WCL has revised its consolidating balance sheets as previously presented in Footnote 25 of the December 31, 2017 Annual Report on Form 10-K and its consolidating financial statements as previously presented in Footnote 21 of the June 30, 2017 Quarterly Report on Form 10-Q due to a change in the Company’s legal entity structure and other reclassifications that occurred during the six months ended June 30, 2018.  As a result, prior period information has been recast to conform to the current period presentation.

The following financial information presents the consolidating balance sheets as of June 30, 2018 and December 31, 2017, the related statement of operations for the three and six months ended June 30, 2018 and 2017 and the statements of cash flows for the six months ended June 30, 2018 and 2017.

Warner Chilcott Limited

Consolidating Balance Sheets

As of June 30, 2018

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
ASSETS
Current assets:
Cash and cash equivalents	$0.1	$294.5	$-	$-	$1,378.9	$-	$1,673.5
Marketable securities	-	-	-	-	21.5	-	21.5
Accounts receivable, net	-	-	-	-	2,760.8	-	2,760.8
Receivables from Parents	-	4,223.5	-	-	1,609.9	-	5,833.4
Inventories	-	-	-	-	922.5	-	922.5
Intercompany receivables	-	1,984.4	1,459.8	75.6	21,603.4	(25,123.2)	-
Prepaid expenses and other current assets	-	-	1.4	88.3	633.2	-	722.9
Total current assets	0.1	6,502.4	1,461.2	163.9	28,930.2	(25,123.2)	11,934.6
Property, plant and equipment, net	-	-	-	-	1,761.4	-	1,761.4
Investments and other assets	-	-	-	-	297.9	-	297.9
Investment in subsidiaries	78,676.1	85,953.6	-	109,103.2	-	(273,732.9)	-
Non current intercompany receivables	-	31,524.5	19,123.8	-	29,253.5	(79,901.8)	-
Non current receivables from Parents	-	-	-	-	3,964.0	-	3,964.0
Non current assets held for sale	-	-	-	-	180.4	-	180.4
Deferred tax assets	-	-	-	-	896.8	-	896.8
Product rights and other intangibles	-	-	-	-	49,928.3	-	49,928.3
Goodwill	-	-	-	-	49,687.2	-	49,687.2
Total assets	$78,676.2	$123,980.5	$20,585.0	$109,267.1	$164,899.7	$(378,757.9)	$118,650.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	-	-	163.3	93.9	4,424.4	-	4,681.6
Intercompany payables	-	11,010.6	0.6	10,592.2	3,519.8	(25,123.2)	-
Payables to Parents	-	-	-	-	2,379.7	-	2,379.7
Income taxes payable	-	-	-	-	92.5	-	92.5
Current portion of long-term debt and capital leases	-	-	1,296.4	0.5	51.6	-	1,348.5
Total current liabilities	-	11,010.6	1,460.3	10,686.6	10,468.0	(25,123.2)	8,502.3
Long-term debt and capital leases	-	-	19,123.8	2,132.7	2,745.5	-	24,002.0
Other long-term liabilities	-	0.2	-	-	753.2	-	753.4
Long-term intercompany payables	-	28,217.5	-	1,036.0	50,648.3	(79,901.8)	-
Other taxes payable	-	-	-	-	1,576.2	-	1,576.2
Deferred tax liabilities	-	0.2	-	-	5,140.3	-	5,140.5
Total liabilities	-	39,228.5	20,584.1	13,855.3	71,331.5	(105,025.0)	39,974.4
Total equity / (deficit)	78,676.2	84,752.0	0.9	95,411.8	93,568.2	(273,732.9)	78,676.2
Total liabilities and equity	$78,676.2	$123,980.5	$20,585.0	$109,267.1	$164,899.7	$(378,757.9)	$118,650.6

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

Warner Chilcott Limited

Consolidating Statements of Operations

For the Three Months Ended June 30, 2018

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$4,124.2	$-	$4,124.2

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	481.8	-	481.8
Research and development	-	-	-	-	689.2	-	689.2
Selling and marketing	-	-	-	-	853.4	-	853.4
General and administrative	-	-	1.2	-	298.3	-	299.5
Amortization	-	-	-	-	1,697.1	-	1,697.1
In-process research and development impairments	-	-	-	-	276.0	-	276.0
Asset sales and impairments, net	-	-	-	-	259.6	-	259.6
Total operating expenses	-	-	1.2	-	4,555.4	-	4,556.6
Operating (loss)	-	-	(1.2)	-	(431.2)	-	(432.4)

Interest income / (expense), net	-	267.4	(5.1)	(20.7)	(399.8)	-	(158.2)
Other income, net	-	-	9.2	-	206.2	-	215.4
Total other income / (expense), net	-	267.4	4.1	(20.7)	(193.6)	-	57.2
Income / (loss) before income taxes and noncontrolling interest	-	267.4	2.9	(20.7)	(624.8)	-	(375.2)
(Benefit) for income taxes	-	-	-	(4.4)	(0.8)	-	(5.2)
Losses / (earnings) of equity interest subsidiaries	372.4	656.0	-	(76.0)	-	(952.4)	-
Net (loss) / income from continuing operations, net of tax	$(372.4)	$(388.6)	$2.9	$59.7	$(624.0)	$952.4	$(370.0)
(Loss) from discontinued operations, net of tax	-	-	-	-	-	-	-
Net (loss) / income	$(372.4)	$(388.6)	$2.9	$59.7	$(624.0)	$952.4	$(370.0)
(Income) attributable to noncontrolling interest	-	-	-	-	(2.4)	-	(2.4)
Net (loss) / income attributable to members	$(372.4)	$(388.6)	$2.9	$59.7	$(626.4)	$952.4	$(372.4)
Other comprehensive (loss) / income, net of tax	(448.6)	(646.0)	-	(748.7)	(448.6)	1,843.3	(448.6)
Comprehensive (loss) / income attributable to members	$(821.0)	$(1,034.6)	$2.9	$(689.0)	$(1,075.0)	$2,795.7	$(821.0)

Warner Chilcott Limited

Consolidating Statements of Operations

For the Six Months Ended June 30, 2018

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$7,796.3	$-	$7,796.3

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	1,004.6	-	1,004.6
Research and development	-	-	-	-	1,163.9	-	1,163.9
Selling and marketing	-	-	-	-	1,653.4	-	1,653.4
General and administrative	-	-	0.5	-	593.1	-	593.6
Amortization	-	-	-	-	3,394.7	-	3,394.7
In-process research and development impairments	-	-	-	-	798.0	-	798.0
Asset sales and impairments, net	-	-	-	-	272.7	-	272.7
Total operating expenses	-	-	0.5	-	8,880.4	-	8,880.9
Operating (loss)	-	-	(0.5)	-	(1,084.1)	-	(1,084.6)

Interest income / (expense), net	-	526.4	(8.4)	(41.9)	(814.6)	-	(338.5)
Other income, net	-	-	9.2	-	127.4	-	136.6
Total other income / (expense), net	-	526.4	0.8	(41.9)	(687.2)	-	(201.9)
Income / (loss) before income taxes and noncontrolling interest	-	526.4	0.3	(41.9)	(1,771.3)	-	(1,286.5)
Provision / (benefit) for income taxes	-	-	0.3	(16.6)	(671.1)	-	(687.4)
Losses / (earnings) of equity interest subsidiaries	603.7	1,201.5	-	(505.6)	-	(1,299.6)	-
Net (loss) / income from continuing operations, net of tax	$(603.7)	$(675.1)	$-	$480.3	$(1,100.2)	$1,299.6	$(599.1)
(Loss) from discontinued operations, net of tax	-	-	-	-	-	-	-
Net (loss) / income	$(603.7)	$(675.1)	$-	$480.3	$(1,100.2)	$1,299.6	$(599.1)
(Income) attributable to noncontrolling interest	-	-	-	-	(4.6)	-	(4.6)
Net (loss) / income attributable to members	$(603.7)	$(675.1)	$-	$480.3	$(1,104.8)	$1,299.6	$(603.7)
Other comprehensive (loss) / income, net of tax	(327.8)	(428.8)	-	(572.2)	(327.8)	1,328.8	(327.8)
Comprehensive (loss) / income attributable to members	$(931.5)	$(1,103.9)	$-	$(91.9)	$(1,432.6)	$2,628.4	$(931.5)

Warner Chilcott Limited

Consolidating Statements of Operations

For the Three Months Ended June 30, 2017

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$4,007.4	$-	$4,007.4

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	550.2	-	550.2
Research and development	-	-	-	-	489.4	-	489.4
Selling and marketing	-	-	-	-	935.2	-	935.2
General and administrative	-	-	10.1	-	437.6	-	447.7
Amortization	-	-	-	-	1,757.9	-	1,757.9
In-process research and development impairments	-	-	-	-	703.3	-	703.3
Asset sales and impairments, net	-	-	-	-	14.0	-	14.0
Total operating expenses	-	-	10.1	-	4,887.6	-	4,897.7
Operating (loss)	-	-	(10.1)	-	(880.2)	-	(890.3)

Interest income / (expense), net	-	256.3	61.1	(38.4)	(519.2)	-	(240.2)
Other (expense) / income, net	-	-	(110.4)	(39.9)	16.8	-	(133.5)
Total other income / (expense), net	-	256.3	(49.3)	(78.3)	(502.4)	-	(373.7)
Income / (loss) before income taxes and noncontrolling interest	-	256.3	(59.4)	(78.3)	(1,382.6)	-	(1,264.0)
(Benefit) for income taxes	-	-	(0.9)	(73.9)	(506.4)	-	(581.2)
Losses / (earnings) of equity interest subsidiaries	693.2	982.1	-	84.9	-	(1,760.2)	-
Net (loss) / income from continuing operations, net of tax	$(693.2)	$(725.8)	$(58.5)	$(89.3)	$(876.2)	$1,760.2	$(682.8)
(Loss) from discontinued operations, net of tax	-	-	-	-	(8.4)	-	(8.4)
Net (loss) / income	$(693.2)	$(725.8)	$(58.5)	$(89.3)	$(884.6)	$1,760.2	$(691.2)
(Income) attributable to noncontrolling interest	-	-	-	-	(2.0)	-	(2.0)
Net (loss) / income attributable to members	$(693.2)	$(725.8)	$(58.5)	$(89.3)	$(886.6)	$1,760.2	$(693.2)
Other comprehensive income / (loss), net of tax	903.3	960.5	-	2,152.7	903.3	(4,016.5)	903.3
Comprehensive income / (loss) attributable to members	$210.1	$234.7	$(58.5)	$2,063.4	$16.7	$(2,256.3)	$210.1

Warner Chilcott Limited

Consolidating Statements of Operations

For the Six Months Ended June 30, 2017

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$7,580.3	$-	$7,580.3

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	1,000.6	-	1,000.6
Research and development	-	-	-	-	1,249.3	-	1,249.3
Selling and marketing	-	-	-	-	1,804.3	-	1,804.3
General and administrative	-	-	10.1	1.1	750.8	-	762.0
Amortization	-	-	-	-	3,493.9	-	3,493.9
In-process research and development impairments	-	-	-	-	1,043.3	-	1,043.3
Asset sales and impairments, net	-	-	-	-	21.4	-	21.4
Total operating expenses	-	-	10.1	1.1	9,363.6	-	9,374.8
Operating (loss)	-	-	(10.1)	(1.1)	(1,783.3)	-	(1,794.5)

Interest income / (expense), net	-	528.1	64.8	(78.0)	(993.4)	-	(478.5)
Other (expense), net	-	-	(110.4)	(39.9)	(1,906.0)	-	(2,056.3)
Total other income / (expense), net	-	528.1	(45.6)	(117.9)	(2,899.4)	-	(2,534.8)
Income / (loss) before income taxes and noncontrolling interest	-	528.1	(55.7)	(119.0)	(4,682.7)	-	(4,329.3)
(Benefit) for income taxes	-	(0.2)	-	(59.0)	(1,054.1)	-	(1,113.3)
Losses / (earnings) of equity interest subsidiaries	3,230.5	3,782.4	-	2,225.8	-	(9,238.7)	-
Net (loss) / income from continuing operations, net of tax	$(3,230.5)	$(3,254.1)	$(55.7)	$(2,285.8)	$(3,628.6)	$9,238.7	$(3,216.0)
(Loss) from discontinued operations, net of tax	-	-	-	-	(11.5)	-	(11.5)
Net (loss) / income	$(3,230.5)	$(3,254.1)	$(55.7)	$(2,285.8)	$(3,640.1)	$9,238.7	$(3,227.5)
(Income) attributable to noncontrolling interest	-	-	-	-	(3.0)	-	(3.0)
Net (loss) / income attributable to members	$(3,230.5)	$(3,254.1)	$(55.7)	$(2,285.8)	$(3,643.1)	$9,238.7	$(3,230.5)
Other comprehensive income / (loss), net of tax	2,663.4	2,720.6	-	3,793.6	2,663.4	(9,177.6)	2,663.4
Comprehensive (loss) / income attributable to members	$(567.1)	$(533.5)	$(55.7)	$1,507.8	$(979.7)	$61.1	$(567.1)

Warner Chilcott Limited

Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2018

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net (loss) / income	$(603.7)	$(675.1)	$-	$480.3	$(1,100.2)	$1,299.6	$(599.1)
Reconciliation to net cash provided by / (used in) operating activities:
Losses / (earnings) of equity interest subsidiaries	603.7	1,201.5	-	(505.6)	-	(1,299.6)	-
Depreciation	-	-	-	-	105.2	-	105.2
Amortization	-	-	-	-	3,394.7	-	3,394.7
Provision for inventory reserve	-	-	-	-	45.4	-	45.4
Share-based compensation	-	-	-	-	127.4	-	127.4
Deferred income tax benefit	-	-	-	-	(1,359.6)	-	(1,359.6)
In-process research and development impairments	-	-	-	-	798.0	-	798.0
Loss on asset sales and impairments, net	-	-	-	-	272.7	-	272.7
Gain on sale of Teva securities, net	-	-	-	-	(60.9)	-	(60.9)
Gain on sale of business	-	-	-	-	(53.0)	-	(53.0)
Non-cash extinguishment of debt	-	-	4.0	-	-	-	4.0
Cash charge related to extinguishment of debt	-	-	(13.1)	-	-	-	(13.1)
Amortization of deferred financing costs	-	-	11.1	0.8	-	-	11.9
Contingent consideration adjustments, including accretion	-	-	-	-	(101.8)	-	(101.8)
Dividends from subsidiaries	2,103.7	-	-	-	-	(2,103.7)	-
Other, net	-	-	(1.5)	(0.4)	1.6	-	(0.3)
Changes in assets and liabilities (net of effects of acquisitions)	-	(1,225.0)	3,942.3	24.9	(2,578.4)	-	163.8
Net cash provided by / (used in) operating activities	2,103.7	(698.6)	3,942.8	-	(508.9)	(2,103.7)	2,735.3
Cash Flows From Investing Activities:
Additions to property, plant and equipment	-	-	-	-	(106.5)	-	(106.5)
Additions to investments	-	(400.0)	-	-	(1,055.9)	-	(1,455.9)
Proceeds from sale of investments and other assets	-	800.0	-	-	4,851.3	-	5,651.3
Payments to settle Teva related matters	-	-	-	-	(466.0)	-	(466.0)
Proceeds from sales of property, plant and equipment	-	-	-	-	11.5	-	11.5
Net cash provided by investing activities	-	400.0	-	-	3,234.4	-	3,634.4
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness, including credit facility	-	700.0	-	-	9.0	-	709.0
Proceeds from forward sale of Teva securities	-	-	-	-	465.5	-	465.5
Payments on debt, including capital lease obligations and credit facility	-	(700.0)	(3,956.0)	-	(710.8)	-	(5,366.8)
Cash charge related to extinguishment of debt	-	-	13.1	-	-	-	13.1
Payments of contingent consideration and other financing	-	-	-	-	(10.6)	-	(10.6)
Payments to settle Teva related matters	-	-	-	-	(234.0)	-	(234.0)
Dividends to Parents	(2,103.7)	-	-	-	(2,103.7)	2,103.7	(2,103.7)
Net cash (used in) / provided by financing activities	(2,103.7)	-	(3,942.9)	-	(2,584.6)	2,103.7	(6,527.5)
Effect of currency exchange rate changes on cash and cash equivalents	-	-	-	-	15.0	-	15.0
Net (decrease) / increase in cash and cash equivalents	-	(298.6)	(0.1)	-	155.9	-	(142.8)
Cash and cash equivalents at beginning of period	0.1	593.1	0.1	-	1,223.0	-	1,816.3
Cash and cash equivalents at end of period	$0.1	$294.5	$0.0	$-	$1,378.9	$-	$1,673.5

Warner Chilcott Limited

Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2017

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net (loss) / income	$(3,230.5)	$(3,254.1)	$(55.7)	$(2,285.8)	$(3,640.1)	$9,238.7	$(3,227.5)
Reconciliation to net cash provided by / (used in) operating activities:
Losses / (earnings) of equity interest subsidiaries	3,230.5	3,782.4	-	2,225.8	-	(9,238.7)	-
Depreciation	-	-	-	-	81.2	-	81.2
Amortization	-	-	-	-	3,493.9	-	3,493.9
Provision for inventory reserve	-	-	-	-	48.7	-	48.7
Share-based compensation	-	-	-	-	148.5	-	148.5
Deferred income tax benefit	-	-	-	-	(1,478.8)	-	(1,478.8)
In-process research and development impairments	-	-	-	-	1,043.3	-	1,043.3
Loss on asset sales and impairments, net	-	-	-	-	21.4	-	21.4
Net income impact of other-than-temporary loss on investment in Teva securities	-	-	-	-	1,978.0	-	1,978.0
Amortization of inventory step up	-	-	-	-	87.8	-	87.8
Non-cash extinguishment of debt	-	-	17.6	12.2	(38.0)	-	(8.2)
Cash charge related to extinguishment of debt	-	-	91.6	26.1	52.8	-	170.5
Amortization of deferred financing costs	-	-	11.1	2.1	-	-	13.2
Contingent consideration adjustments, including accretion	-	-	-	-	15.2	-	15.2
Dividends from subsidiaries	611.9	-	-	-	-	(611.9)	-
Other, net	-	(10.0)	-	-	(12.6)	-	(22.6)
Changes in assets and liabilities (net of effects of acquisitions)	-	(4,901.7)	(176.4)	1,789.0	3,519.1	-	230.0
Net cash provided by / (used in) operating activities	611.9	(4,383.4)	(111.8)	1,769.4	5,320.4	(611.9)	2,594.6
Cash Flows From Investing Activities:
Additions to property, plant and equipment	-	-	-	-	(137.2)	-	(137.2)
Additions to product rights and other intangibles	-	-	-	-	(586.3)	-	(586.3)
Additions to investments	-	(3,989.6)	-	-	(2,798.3)	-	(6,787.9)
Proceeds from sale of investments and other assets	-	7,866.4	-	-	5,331.1	-	13,197.5
Proceeds from sales of property, plant and equipment	-	-	-	-	4.3	-	4.3
Acquisitions of business, net of cash acquired	-	-	-	-	(5,290.4)	-	(5,290.4)
Net cash provided by / (used in) investing activities	-	3,876.8	-	-	(3,476.8)	-	400.0
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness, including credit facility	-	-	3,020.9	-	2.1	-	3,023.0
Debt issuance and other financing costs	-	-	(17.5)	-	-	-	(17.5)
Payments on debt, including capital lease obligations and credit facility	-	-	(2,800.0)	(1,743.3)	(1,035.9)	-	(5,579.2)
Cash charge related to extinguishment of debt	-	-	(91.6)	(26.1)	(52.8)	-	(170.5)
Payments of contingent consideration and other financing	-	-	-	-	(505.1)	-	(505.1)
Dividends to Parents	(611.9)	-	-	-	(611.9)	611.9	(611.9)
Net cash (used in) / provided by financing activities	(611.9)	-	111.8	(1,769.4)	(2,203.6)	611.9	(3,861.2)
Effect of currency exchange rate changes on cash and cash equivalents	-	-	-	-	11.5	-	11.5
Net (decrease) in cash and cash equivalents	-	(506.6)	-	-	(348.5)	-	(855.1)
Cash and cash equivalents at beginning of period	0.1	513.9	-	-	1,199.2	-	1,713.2
Cash and cash equivalents at end of period	$0.1	$7.3	$-	$-	$850.7	$-	$858.1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

References throughout to “we,” “our,” “us,” the “Company” or “Allergan” refer to financial information and transactions of Allergan plc. References to “Warner Chilcott Limited” refer to Warner Chilcott Limited, the Company’s indirect wholly-owned subsidiary, and, unless the context otherwise requires, its subsidiaries.  Warner Chilcott Limited is an indirect wholly-owned subsidiary of Allergan plc, the ultimate parent of the group (together with other direct or indirect parents of Warner Chilcott Limited, the “Parents”). The results of Warner Chilcott Limited are consolidated into the results of Allergan plc. Due to the deminimis activity between Warner Chilcott Limited and the Parents (including Allergan plc), content throughout this filing relates to both Allergan plc and Warner Chilcott Limited. Warner Chilcott Limited disclosures relate only to itself and not to any other company.

Recent Business Transactions

The following are the significant transactions that were completed in the six months ended June 30, 2018.

Elastagen Pty Ltd

On April 6, 2018, the Company completed the acquisition of Elastagen Pty Ltd, which was accounted for as an asset acquisition as the purchase primarily related to one asset.  An upfront expense of $96.1 million was expensed as a component of research and development (“R&D”) during the three and six months ended June 30, 2018.  Under the terms of the agreement, Elastagen Pty Ltd is eligible to receive additional consideration of up to $165.0 million.

Repros Therapeutics, Inc.

On January 31, 2018, the Company completed the acquisition of Repros Therapeutics, Inc., which was accounted for as an asset acquisition as the purchase primarily related to one asset.  A net charge of $33.2 million was expensed as a component of R&D during the six months ended June 30, 2018.

Operating results

Three Months Ended June 30, 2018 and 2017

Results of operations, including segment net revenues, segment operating expenses and segment contribution consisted of the following for the three months ended June 30, 2018 and 2017 ($ in millions):

	Three Months Ended June 30, 2018
	US Specialized Therapeutics	US General Medicine	International	Total
Net revenues	$1,826.7	$1,320.0	$948.9	$4,095.6

Operating expenses:
Cost of sales(1)	148.7	201.8	139.4	489.9
Selling and marketing	343.3	254.8	246.2	844.3
General and administrative	48.1	34.7	33.9	116.7
Segment contribution	$1,286.6	$828.7	$529.4	$2,644.7
Contribution margin	70.4%	62.8%	55.8%	64.6%
Corporate(2)				189.8
Research and development				689.2
Amortization				1,697.1
In-process research and development impairments				276.0
Asset sales and impairments, net				259.6
Operating (loss)				$(467.0)
Segment operating margin				(11.4)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Corporate includes net revenues of $28.6 million.

	Three Months Ended June 30, 2017
	US Specialized Therapeutics	US General Medicine	International	Total
Net revenues	$1,715.0	$1,427.7	$858.5	$4,001.2

Operating expenses:
Cost of sales(1)	128.8	203.2	125.0	457.0
Selling and marketing	356.8	288.1	238.9	883.8
General and administrative	49.8	41.3	28.3	119.4
Segment contribution	$1,179.6	$895.1	$466.3	$2,541.0
Contribution margin	68.8%	62.7%	54.3%	63.5%
Corporate(2)				478.8
Research and development				489.4
Amortization				1,757.9
In-process research and development impairments				703.3
Asset sales and impairments, net				14.0
Operating (loss)				$(902.4)
Segment operating margin				(22.6)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Corporate includes net revenues of $6.2 million.

US Specialized Therapeutics Segment

The following table presents top product sales and net contribution for the US Specialized Therapeutics segment for the three months ended June 30, 2018 and 2017 ($ in millions):

	Three Months Ended June 30,		Change
	2018	2017	Dollars	%
Total Eye Care	$587.0	$600.1	$(13.1)	(2.2)%
Restasis®	318.2	336.4	(18.2)	(5.4)%
Alphagan®/Combigan®	98.1	96.4	1.7	1.8%
Lumigan®/Ganfort®	73.0	79.0	(6.0)	(7.6)%
Eye Drops	53.8	50.7	3.1	6.1%
Ozurdex®	27.6	24.9	2.7	10.8%
Other Eye Care	16.3	12.7	3.6	28.3%
Total Medical Aesthetics	743.6	643.9	99.7	15.5%
Facial Aesthetics	387.5	349.2	38.3	11.0%
Botox® Cosmetics	236.5	210.3	26.2	12.5%
Juvederm® Collection	139.8	126.2	13.6	10.8%
Kybella®	11.2	12.7	(1.5)	(11.8)%
Plastic Surgery	75.9	61.3	14.6	23.8%
Breast Implants	75.9	61.3	14.6	23.8%
Regenerative Medicine	137.6	115.8	21.8	18.8%
Alloderm®	107.1	84.6	22.5	26.6%
Other Regenerative Medicine	30.5	31.2	(0.7)	(2.2)%
Body Contouring	108.3	78.9	29.4	37.3%
Coolsculpting® Consumables	71.9	47.9	24.0	50.1%
Coolsculpting® Systems & Add On Applicators	36.4	31.0	5.4	17.4%
Skin Care	34.3	38.7	(4.4)	(11.4)%
SkinMedica®	20.8	25.4	(4.6)	(18.1)%
Latisse®	13.5	13.3	0.2	1.5%
Total Medical Dermatology	56.5	81.8	(25.3)	(30.9)%
Aczone®	21.1	41.0	(19.9)	(48.5)%
Botox® Hyperhidrosis	17.3	16.8	0.5	3.0%
Tazorac®	6.4	12.8	(6.4)	(50.0)%
Other Medical Dermatology	11.7	11.2	0.5	4.5%
Total Neuroscience and Urology	424.4	372.6	51.8	13.9%
Botox® Therapeutics	404.7	346.9	57.8	16.7%
Rapaflo®	19.7	25.7	(6.0)	(23.3)%
Other Revenues	15.2	16.6	(1.4)	(8.4)%
Net revenues	$1,826.7	$1,715.0	$111.7	6.5%
Operating expenses:
Cost of sales(1)	148.7	128.8	19.9	15.5%
Selling and marketing	343.3	356.8	(13.5)	(3.8)%
General and administrative	48.1	49.8	(1.7)	(3.4)%
Segment contribution	$1,286.6	$1,179.6	$107.0	9.1%
Segment margin	70.4%	68.8%		1.6%
Segment gross margin(2)	91.9%	92.5%		(0.6)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Defined as net revenues less segment related cost of sales as a percentage of net revenues.

The Zeltiq® Aesthetics, Inc. (“Zeltiq”) acquisition (the “Zeltiq Acquisition”) contributed the following to the segment in the three months ended June 30, 2018 and 2017 ($ in millions):

	Three Months Ended June 30,
	2018	2017
Net revenues	$108.3	$78.9
Operating expenses:
Cost of sales	27.5	22.2
Selling and marketing	45.4	26.1
General and administrative	1.7	2.3

Net Revenues

The increase in net revenues was impacted by the Zeltiq Acquisition which contributed three months of revenue in the current quarter compared to two months of revenue in the prior year period and growth in Botox® Therapeutics, Botox® Cosmetics and Alloderm® partially offset by decreases in Restasis® and Aczone®.

Botox® Therapeutics, Botox® Cosmetics and Alloderm® increased $57.8 million, or 16.7%, $26.2 million, or 12.5%, and $22.5 million, or 26.6%, respectively, versus the prior year period primarily driven by demand growth.

The decline in Aczone® revenues of $19.9 million, or 48.5%, was due to genericization of the branded acne market, increased discounts to maintain formulary access and a generic launch of Aczone 5%.

The decline in Restasis® revenues of $18.2 million, or 5.4%, was primarily due to price declines.  As a result of the U.S. District Court for the Eastern District of Texas issuing an adverse trial decision finding that the four asserted patents covering Restasis® (Cyclosporine Ophthalmic Emulsion) 0.05% are invalid, there is a potential for future declines in Restasis® revenues due to generic competition.

Cost of Sales

The increase in cost of sales was due in part to the Zeltiq Acquisition and an increase in net revenues.  Excluding the Zeltiq Acquisition in both periods, segment gross margin decreased to 92.9% in the three months ended June 30, 2018 versus 93.5% in the prior year period primarily due to product mix.

Selling and Marketing Expenses

The decrease in selling and marketing expenses was primarily due to lower headcount in the Eye Care and Medical Dermatology field forces due to the Company’s restructuring initiatives, lower promotional costs and a decrease in the charge for the non-tax deductible Branded Prescription Drug Fee offset in part by the impact of the Zeltiq Acquisition.

General and Administrative Expenses

General and administrative expenses are consistent period-over-period.

US General Medicine Segment

The following table presents top product sales and net contribution for the US General Medicine segment for the three months ended June 30, 2018 and 2017 ($ in millions):

	Three Months Ended June 30,		Change
	2018	2017	Dollars	%
Total Central Nervous System (CNS)	$269.9	$346.6	$(76.7)	(22.1)%
Vraylar™	114.2	66.3	47.9	72.2%
Viibryd®/Fetzima®	86.7	85.2	1.5	1.8%
Saphris®	33.8	43.0	(9.2)	(21.4)%
Namzaric®	31.8	33.4	(1.6)	(4.8)%
Namenda XR®	3.4	118.7	(115.3)	(97.1)%
Total Gastrointestinal (GI)	431.9	410.8	21.1	5.1%
Linzess®	191.8	167.8	24.0	14.3%
Zenpep®	55.5	50.5	5.0	9.9%
Carafate®/Sulcrate®	54.3	59.2	(4.9)	(8.3)%
Canasa®/Salofalk®	45.0	38.4	6.6	17.2%
Viberzi®	44.9	41.3	3.6	8.7%
Asacol®/Delzicol®	32.6	45.6	(13.0)	(28.5)%
Other GI	7.8	8.0	(0.2)	(2.5)%
Total Women's Health	196.5	248.0	(51.5)	(20.8)%
Lo Loestrin®	127.8	113.0	14.8	13.1%
Liletta®	15.5	6.6	8.9	134.8%
Estrace® Cream	13.1	90.1	(77.0)	(85.5)%
Minastrin® 24	0.8	11.4	(10.6)	(93.0)%
Other Women's Health	39.3	26.9	12.4	46.1%
Total Anti-Infectives	79.8	67.8	12.0	17.7%
Teflaro®	32.4	33.0	(0.6)	(1.8)%
Avycaz®	23.5	14.5	9.0	62.1%
Dalvance®	17.7	15.2	2.5	16.4%
Other Anti-Infectives	6.2	5.1	1.1	21.6%
Diversified Brands	284.9	305.5	(20.6)	(6.7)%
Bystolic®/ Byvalson®	148.1	150.7	(2.6)	(1.7)%
Armour Thyroid	49.2	42.0	7.2	17.1%
Savella®	19.1	26.0	(6.9)	(26.5)%
Lexapro®	14.5	13.1	1.4	10.7%
PacPharma	3.7	3.7	-	0.0%
Other Diversified Brands	50.3	70.0	(19.7)	(28.1)%
Other revenues	57.0	49.0	8.0	16.3%
Net revenues	$1,320.0	$1,427.7	$(107.7)	(7.5)%
Operating expenses:
Cost of sales(1)	201.8	203.2	(1.4)	(0.7)%
Selling and marketing	254.8	288.1	(33.3)	(11.6)%
General and administrative	34.7	41.3	(6.6)	(16.0)%
Segment contribution	$828.7	$895.1	$(66.4)	(7.4)%
Segment margin	62.8%	62.7%		0.1%
Segment gross margin(2)	84.7%	85.8%		(1.1)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Defined as net revenues less segment related cost of sales as a percentage of net revenues.

Net Revenues

The decrease in net revenues was primarily due to a decline in products that lost exclusivity including Namenda XR® ($115.3 million) and Estrace® Cream ($77.0 million), offset, in part, by growth in Vraylar™, Linzess®, and Lo Loestrin®.

CNS revenues declined $76.7 million, or 22.1%, primarily due to the decline in Namenda XR® as a result of loss of exclusivity offset, in part, by strong demand growth for Vraylar™.

Women’s Health revenues declined $51.5 million, or 20.8%, primarily due to the loss of exclusivity on Estrace® Cream and Minastrin® 24 offset, in part, by growth for Lo Loestrin® driven by higher average selling prices and increased demand.

GI revenues increased $21.1 million, or 5.1%, primarily due to growth for Linzess® resulting from increased demand, offset, in part, by the continued generic erosion of the market for Asacol®.

Cost of Sales

The decrease in cost of sales was primarily due to lower product sales and product mix, including loss of exclusivity on higher margin products.  Segment gross margin was 84.7% in the three months ended June 30, 2018 compared to 85.8% in the prior year period.

Selling and Marketing Expenses

The decrease in selling and marketing expenses related to headcount reductions from the Company’s restructuring initiatives, lower promotional costs, and a decrease in the charge for the non-tax deductible Branded Prescription Drug Fee.

General and Administrative Expenses

General and administrative expenses decreased period-over-period due to cost savings initiatives.

International Segment

The following table presents top product sales and net contribution for the International segment for the three months ended June 30, 2018 and 2017 ($ in millions):

	Three Months Ended June 30,		Change
	2018	2017	$ Overall Change	$ Operational Change (3)	$ Currency Change	% Overall Change	% Operational Change (3)	% Currency Change
Total Eye Care	$353.7	$322.0	$31.7	$25.2	$6.5	9.8%	7.8%	2.0%
Lumigan®/Ganfort®	100.5	94.4	6.1	1.5	4.6	6.5%	1.6%	4.9%
Ozurdex®	67.9	51.2	16.7	14.1	2.6	32.6%	27.5%	5.1%
Alphagan®/Combigan®	44.6	42.7	1.9	2.2	(0.3)	4.4%	5.2%	(0.8)%
Optive®	30.7	27.6	3.1	2.8	0.3	11.2%	10.1%	1.1%
Restasis®	16.0	17.3	(1.3)	(1.1)	(0.2)	(7.5)%	(6.4)%	(1.1)%
Other Eye Drops	41.7	43.1	(1.4)	(1.7)	0.3	(3.2)%	(3.9)%	0.7%
Other Eye Care	52.3	45.7	6.6	7.4	(0.8)	14.4%	16.2%	(1.8)%
Total Medical Aesthetics	409.8	358.1	51.7	44.4	7.3	14.4%	12.4%	2.0%
Facial Aesthetics	329.8	287.6	42.2	36.5	5.7	14.7%	12.7%	2.0%
Botox® Cosmetics	171.4	148.3	23.1	20.9	2.2	15.6%	14.1%	1.5%
Juvederm® Collection	156.1	137.3	18.8	15.4	3.4	13.7%	11.2%	2.5%
Belkyra® (Kybella®)	2.3	2.0	0.3	0.2	0.1	15.0%	10.0%	5.0%
Plastic Surgery	40.3	41.5	(1.2)	(2.0)	0.8	(2.9)%	(4.8)%	1.9%
Breast Implants	39.9	41.1	(1.2)	(2.0)	0.8	(2.9)%	(4.9)%	2.0%
Earfold™	0.4	0.4	-	-	-	0.0%	0.0%	0.0%
Regenerative Medicine	4.7	3.6	1.1	0.9	0.2	30.6%	25.0%	5.6%
Alloderm®	2.3	2.3	-	(0.1)	0.1	0.0%	(4.3)%	4.3%
Other Regenerative Medicine	2.4	1.3	1.1	1.0	0.1	84.6%	76.9%	7.7%
Body Contouring	30.9	22.7	8.2	7.6	0.6	36.1%	33.5%	2.6%
Coolsculpting® Consumables	18.5	12.5	6.0	5.5	0.5	48.0%	44.0%	4.0%
Coolsculpting® Systems & Add On Applicators	12.4	10.2	2.2	2.1	0.1	21.6%	20.6%	1.0%
Skin Care	4.1	2.7	1.4	1.4	-	51.9%	51.9%	0.0%
Botox® Therapeutics and Other	166.6	151.1	15.5	8.9	6.6	10.3%	5.9%	4.4%
Botox® Therapeutics	104.6	93.8	10.8	7.6	3.2	11.5%	8.1%	3.4%
Asacol®/Delzicol®	12.4	12.8	(0.4)	(1.1)	0.7	(3.1)%	(8.6)%	5.5%
Constella®	6.4	5.5	0.9	0.6	0.3	16.4%	10.9%	5.5%
Other Products	43.2	39.0	4.2	1.8	2.4	10.8%	4.6%	6.2%
Other revenues	18.8	27.3	(8.5)	(8.6)	0.1	(31.1)%	(31.5)%	0.4%
Net revenues	$948.9	$858.5	$90.4	$69.9	$20.5	10.5%	8.1%	2.4%
Operating expenses:
Cost of sales(1)	139.4	125.0	14.4	12.7	1.7	11.5%	10.2%	1.3%
Selling and marketing	246.2	238.9	7.3	1.1	6.2	3.1%	0.5%	2.6%
General and administrative	33.9	28.3	5.6	5.3	0.3	19.8%	18.7%	1.1%
Segment contribution	$529.4	$466.3	$63.1	$50.8	$12.3	13.5%	10.9%	2.6%
Segment margin	55.8%	54.3%				1.5%
Segment gross margin(2)	85.3%	85.4%				(0.1)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Defined as net revenues less segment related cost of sales as a percentage of net revenues.
(3) Defined as overall change excluding foreign exchange impact.

The following table presents our revenue disaggregated by geography for our International segment ($in millions):

	Three Months Ended June 30,
	2018	2017	Overall Change ($)	Overall Change (%)	Operational Change ($)	Operational Change (%)
Europe	$413.3	$378.1	$35.2	9.3%	$18.4	4.9%
Asia Pacific, Middle East and Africa	283.6	236.3	47.3	20.0%	37.8	16.0%
Latin America and Canada	230.8	215.6	15.2	7.1%	21.2	9.8%
Other*	21.2	28.5	(7.3)	(25.6)%	(7.5)	(26.3)%
Total International	$948.9	$858.5	$90.4	10.5%	$69.9	8.1%
*Includes royalty and other revenue

Net Revenues

The increase in net revenues is primarily due to the operational growth of total Facial Aesthetics and Eye Care, as well as the Zeltiq Acquisition.  Within total Eye Care, Ozurdex® increased $16.7 million, or 32.6% versus the prior year period primarily driven by demand growth and a benefit from foreign currency.  Within Facial Aesthetics, Botox® Cosmetics sales grew $23.1 million, or 15.6% driven primarily by demand growth and a benefit from foreign currency.  Juvederm® Collection revenues increased $18.8 million, or 13.7% versus the prior year period, primarily resulting from demand growth and a benefit from foreign currency.

Cost of Sales

The increase in cost of sales was primarily due to the increase in net revenues and the Zeltiq Acquisition.  Excluding the Zeltiq Acquisition in both periods, segment gross margin was 85.8% in the three months ended June 30, 2018 and 2017.

Selling and Marketing Expenses

The increase in selling and marketing expenses is consistent with the increase in net revenues.

General and Administrative Expenses

General and administrative expenses increased period-over-period due to the expansion of our International segment.

Corporate

Corporate represents the results of corporate initiatives as well as the impact of select revenues and shared costs.  The following represents the Corporate amounts for the three months ended June 30, 2018 and 2017 ($ in millions):

	Three Months Ended June 30, 2018
	Integration	Non- Acquisition Related Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Other	Revenues and Shared Costs	Total
Net revenues	$-	$-	$-	$-	$-	$28.6	$28.6
Operating expenses:
Cost of sales(1)	1.0	9.3	(128.8)	0.4	(0.1)	110.1	(8.1)
Selling and marketing	0.5	6.9	-	1.7	-	-	9.1
General and administrative	14.9	(3.0)	-	0.5	31.6	173.4	217.4
Contribution	$(16.4)	$(13.2)	$128.8	$(2.6)	$(31.5)	$(254.9)	$(189.8)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

	Three Months Ended June 30, 2017
	Integration	Non- Acquisition Related Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Other	Revenues and Shared Costs	Total
Net revenues	$-	$-	$-	$-	$-	$6.2	$6.2
Operating expenses:
Cost of sales(1)	1.3	5.4	(24.8)	61.0	(0.2)	50.5	93.2
Selling and marketing	11.0	29.9	-	8.9	(0.5)	2.1	51.4
General and administrative	40.2	3.5	-	36.4	49.1	211.2	340.4
Contribution	$(52.5)	$(38.8)	$24.8	$(106.3)	$(48.4)	$(257.6)	$(478.8)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

Integration

In the three months ended June 30, 2018 and 2017, integration and restructuring charges primarily included costs related to the integration of LifeCell Corporation (“LifeCell”) and Zeltiq.

Non-Acquisition Related Restructuring

In the three months ended June 30, 2018, the Company incurred charges related to the restructuring of its internal infrastructure.  The restructuring programs included charges associated with scaling our manufacturing plants.

In the three months ended June 30, 2017, the Company recorded an estimate for severance and other restructuring costs relating to the commercial organization of $29.9 million as the Company intended to eliminate approximately 400 positions.

Fair Value Adjustments

Fair value adjustments primarily relate to changes in estimated contingent liabilities which are based on future amounts to be paid based on achievement of sales levels for the respective products.  In the three months ended June 30, 2018, the income in cost of sales primarily relates to the Company’s True Tear product not achieving a milestone event, as well as a corresponding decrease in commercial forecasts.

Effect of Purchase Accounting

In the three months ended June 30, 2018 and 2017, the Company incurred charges related to the purchase accounting impact on share-based compensation related to the Zeltiq Acquisition, the acquisition of Allergan, Inc. (the “Allergan Acquisition”), and the acquisition of Forest Laboratories, Inc. (the “Forest Acquisition”), which increased cost of sales, selling and marketing and general and administrative expenses.

In the three months ended June 30, 2017, the Company incurred purchase accounting effects of $59.9 million in cost of sales related to the fair value inventory step-up from the acquisition of LifeCell (the “LifeCell Acquisition”) and the Zeltiq Acquisition as products were sold to the Company’s third-party customers.  A cash share-based compensation charge of $31.5 million associated with the Zeltiq Acquisition was also included in the three months ended June 30, 2017.

Other

In the three months ended June 30, 2018, the Company recorded milestone revenue related to an on-going intellectual property agreement of $25.0 million.  In the three months ended June 30, 2018 and 2017, general and administrative costs included legal settlement charges of $29.0 million and $42.5 million, respectively.

Revenues and Shared Costs

Shared costs primarily include above site and unallocated costs associated with running our global manufacturing facilities and corporate general and administrative expenses.  In the three months ended June 30, 2018, the Company incurred transactional foreign exchange losses of $11.2 million, compared with transactional foreign exchange losses of $71.0 million in the three months ended June 30, 2017.

Research and Development Expenses

R&D expenses consist predominantly of personnel-related costs, active pharmaceutical ingredient costs, contract research, license and milestone fees, and biostudy and facility costs associated with product development.

R&D expenses consisted of the following components in the three months ended June 30, 2018 and 2017 ($ in millions):

	Three Months Ended June 30,		Change
	2018	2017	Dollars	%
Ongoing operating expenses	$388.9	$393.9	$(5.0)	(1.3)%
Milestone payments and upfront license payments	277.3	52.8	224.5	n.m.
Acquisition accounting fair market value adjustment to share-based compensation	0.8	4.6	(3.8)	(82.6)%
Acquisition, integration, and restructuring charges	0.5	28.8	(28.3)	(98.3)%
Contingent consideration adjustments, net	21.7	9.3	12.4	n.m.
Total R&D Expenses	$689.2	$489.4	$199.8	40.8%

The following represents milestone payments, asset acquisitions and upfront license payments in the three months ended June 30, 2018 and 2017, respectively ($ in millions):

	Three Months Ended June 30,
	2018	2017
Akarna Therapeutics, Ltd.	$-	$39.6
Elastagen Pty Ltd	96.1	-
AstraZeneca plc	90.0	-
Merck & Co.	85.0	-
Other	6.2	13.2
Total	$277.3	$52.8

Acquisition, integration and restructuring charges in the three months ended June 30, 2017 included $26.8 million of severance and restructuring costs related to a then-planned internal reduction of approximately 200 R&D positions.

Amortization

Amortization in the three months ended June 30, 2018 and 2017 was as follows ($ in millions):

	Three Months Ended June 30,		Change
	2018	2017	Dollars	%
Amortization	$1,697.1	$1,757.9	$(60.8)	(3.5)%

IPR&D Impairments and Asset Sales and Impairments, Net

IPR&D impairments and Asset sales and impairments, net consisted of the following components in the three months ended June 30, 2018 and 2017 ($ in millions):

	Three Months Ended June 30,		Change
	2018	2017	Dollars	%
IPR&D impairments	$276.0	$703.3	$(427.3)	(60.8)%
Asset sales and impairments, net	259.6	14.0	245.6	n.m.

In the three months ended June 30, 2018, the Company recorded the following IPR&D impairments:

•	The Company impaired an eye care project obtained as part of the Allergan Acquisition by $164.0 million as a result of changes in launch plans based on clinical results.
•	The Company impaired a project obtained as part of the acquisition of Vitae Pharmaceuticals, Inc. by $40.0 million due to a delay in clinical studies and anticipated approval date.
•	The Company impaired a medical dermatology project obtained as part of the Allergan Acquisition by $27.0 million due to a delay in clinical studies and anticipated approval date.
•	The Company impaired an eye care project obtained as part of the Allergan Acquisition by $20.0 million as the result of a strategic decision to no longer pursue approval internationally.
•	The Company impaired a CNS project obtained as part of the Allergan Acquisition by $19.0 million due to a delay in clinical studies and anticipated approval date.
•	The Company impaired an eye care project obtained as part of the Allergan Acquisition by $6.0 million due to a delay in clinical studies and anticipated approval date.

As of June 30, 2018, the Company determined that certain assets related to a non-strategic medical dermatology product was deemed held for sale based on the Company’s intention and ability to dispose of the related assets.  As a result, the Company recorded an impairment of $252.0 million to the anticipated sale value and reclassified the “product rights and other intangibles, net” balance of $130.5 million to “non-current assets held for sale.”

In the three months ended June 30, 2017, the Company recorded the following IPR&D impairments:

•	$486.0 million related to an anticipated approval delay due to certain product specifications for a CNS project obtained as part of the Allergan Acquisition;
•	a $91.3 million impairment of a women’s healthcare project based on the Company’s intention to divest a non-strategic asset;
•	a $57.0 million ($257.0 million year to date) impairment due to a delay in an anticipated launch of a women’s healthcare project;
•	a $44.0 million impairment resulting from a decrease in projected cash flows due to a decline in market demand assumptions of an eye care project obtained as part of the Allergan Acquisition; and
•	a $20.0 million impairment of an eye care project obtained as part of the Allergan Acquisition.

Interest Income

Interest income in the three months ended June 30, 2018 and 2017 was as follows ($ in millions):

	Three Months Ended June 30,		Change
	2018	2017	Dollars	%
Interest income	$6.3	$16.6	$(10.3)	(62.0)%

Interest Expense

Interest expense consisted of the following components in the three months ended June 30, 2018 and 2017 ($ in millions):

	Three Months Ended June 30,		Change
	2018	2017	Dollars	%
Fixed Rate Notes	$209.4	$267.6	$(58.2)	(21.7)%
Floating Rate Notes	4.6	6.4	(1.8)	(28.1)%
Euro Denominated Notes	8.8	3.0	5.8	n.m.
Other	7.2	0.4	6.8	n.m.
Interest expense	$230.0	$277.4	$(47.4)	(17.1)%

Interest expense in the three months ended June 30, 2018 decreased versus the three months ended June 30, 2017 due to scheduled maturities and early debt extinguishment of senior secured notes period-over-period, as well as the impact from debt refinancing.

Other Income / (Expense), Net

Other income / (expense), net consisted of the following components in the three months ended June 30, 2018 and 2017 ($ in millions):

	Three Months Ended June 30,		Change
	2018	2017	Dollars	%
Teva Share Activity	$138.6	$-	$138.6	n.a.
Sale of business	53.0	-	53.0	n.a.
Debt extinguishment other	9.1	-	9.1	n.a.
Debt extinguishment costs as part of the debt tender offer	-	(161.5)	161.5	(100.0)%
Dividend income	-	34.1	(34.1)	(100.0)%
Other income / (expense), net	14.7	(6.1)	20.8	n.m.
Other income / (expense), net	$215.4	$(133.5)	$348.9	n.m.

Teva Share Activity

Refer to the Teva Share Activity in the Six Months Ended June 30, 2018 and 2017 section of Management’s Discussion and Analysis on page 91 for further details.

Sale of Business

During the three and six months ended June 30, 2018, the Company completed the sale of a non-strategic asset group held for sale as of December 31, 2017, which was deemed a business based on the applicable guidance at the time, for $55.0 million in cash plus deferred consideration of $20.0 million.  As a result of this transaction, the Company recognized a gain of $53.0 million.

Debt Extinguishment Other

During the three and six months ended June 30, 2018, the Company repurchased $455.9 million of senior notes in the open market.  As a result of the debt extinguishment, the Company recognized a gain net of $9.1 million, within “Other income / (expense)” for the cash discount received of $13.1 million, including the non-cash write-off of premiums and debt fees related to the repaid notes of $4.0 million.

During the three and six months ended June 30, 2018, the Company redeemed and retired the following senior notes ($ in millions):

Tranche	Face Value Retired	Cash Paid for Retirement	Remaining Value at June 30, 2018
2.450% due 2019	$8.8	$8.8	$491.2
3.000% due 2020	40.7	40.6	3,459.3
3.450% due 2022	59.5	58.6	2,940.5
3.850% due 2024	11.2	10.9	1,188.8
3.800% due 2025	85.0	82.6	3,915.0
4.550% due 2035	115.0	110.1	2,385.0
4.850% due 2044	59.0	57.3	1,441.0
4.750% due 2045	76.7	73.9	1,123.3
Total	$455.9	$442.8	$16,944.1

Debt Extinguishment Costs as Part of the Debt Tender Offer

On May 30, 2017, the Company completed the repurchase of certain debt securities issued for cash under a previously announced tender offer.  During the three months ended June 30, 2017, as a result of the debt extinguishment, the Company recognized a loss of $161.5 million, within “Other income / (expense)” for the early tender payment and non-cash write-off of premiums and debt fees related to the repurchased notes, including $170.5 million of a make-whole premium.

Dividend Income

During the three months ended June 30, 2017, the Company received dividend income of $34.1 million from its equity stake in Teva.  On February 8, 2018, Teva suspended all dividends on ordinary shares.

(Benefit) for Income Taxes

(Benefit) for income taxes in the three months ended June 30, 2018 and 2017 was as follows: ($ in millions):

	Three Months Ended June 30,		Change
	2018	2017	Dollars	%
(Benefit) for income taxes	$(5.2)	$(581.2)	$576.0	(99.1)%
Effective tax rate	1.1%	44.8%

The Company’s effective tax rate for the three months ended June 30, 2018 was 1.1% compared to 44.8% for the three months ended June 30, 2017. The effective tax rate for the three months ended June 30, 2018 was favorably impacted by income earned in jurisdictions with tax rates lower than the Irish statutory rate and U.S. losses tax benefited at rates greater than the Irish statutory rate. This was offset by the additional U.S. tax on the earnings of certain non-U.S. subsidiaries which are considered Global Intangible Low Taxed Income (“GILTI”) and the tax impact of amortization of intangible assets at rates less than the Irish statutory rate. Additionally, the tax benefit for the three months ended June 30, 2018 included tax benefits due to the impairment of certain intangible assets offset by tax detriments related to the integration of acquired assets and investments sold and held for sale.

The effective tax rate for the three months ended June 30, 2017 was favorably impacted by income earned in jurisdictions with tax rates lower than the Irish statutory rate and U.S. losses tax benefited at rates greater than the Irish statutory rate. Additionally, the tax benefit for the three months ended June 30, 2017 included tax benefits related to the impairment of certain intangible assets and an excess tax over book basis in a U.S. subsidiary expected to reverse in the foreseeable future.

The effective tax rate for the three months ended June 30, 2018 was lower compared to the three months ended June 30, 2017 primarily due to the unfavorable tax impacts of U.S. Tax Reform, gains on the sale of certain assets and the absence of a one-time tax benefit for the tax over book basis in a U.S. subsidiary recorded in the period ended June 30, 2017.

Six Months Ended June 30, 2018 and 2017

Results of operations, including segment net revenues, segment operating expenses and segment contribution consisted of the following for the six months ended June 30, 2018 and 2017 ($ in millions):

	Six Months Ended June 30, 2018
	US Specialized Therapeutics	US General Medicine	International	Total
Net revenues	$3,405.3	$2,543.7	$1,812.9	$7,761.9

Operating expenses:
Cost of sales(1)	282.9	384.4	260.3	927.6
Selling and marketing	656.5	480.3	491.9	1,628.7
General and administrative	98.3	73.6	65.3	237.2
Segment contribution	$2,367.6	$1,605.4	$995.4	$4,968.4
Contribution margin	69.5%	63.1%	54.9%	64.0%
Corporate(2)				460.1
Research and development				1,163.9
Amortization				3,394.7
In-process research and development impairments				798.0
Asset sales and impairments, net				272.7
Operating (loss)				$(1,121.0)
Segment operating margin				(14.4)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Corporate includes net revenues of $34.4 million.

	Six Months Ended June 30, 2017
	US Specialized Therapeutics	US General Medicine	International	Total
Net revenues	$3,197.0	$2,773.5	$1,595.8	$7,566.3

Operating expenses:
Cost of sales(1)	218.0	397.7	225.3	841.0
Selling and marketing	687.2	590.6	448.4	1,726.2
General and administrative	94.6	82.0	58.2	234.8
Segment contribution	$2,197.2	$1,703.2	$863.9	$4,764.3
Contribution margin	68.7%	61.4%	54.1%	63.0%
Corporate(2)				764.8
Research and development				1,249.3
Amortization				3,493.9
In-process research and development impairments				1,043.3
Asset sales and impairments, net				21.4
Operating (loss)				$(1,808.4)
Segment operating margin				(23.9)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Corporate includes net revenues of $14.0 million.

US Specialized Therapeutics Segment

The following table presents top product sales and net contribution for the US Specialized Therapeutics segment for the six months ended June 30, 2018 and 2017 ($ in millions):

	Six Months Ended June 30,		Change
	2018	2017	Dollars	%
Total Eye Care	$1,078.1	$1,153.2	$(75.1)	(6.5)%
Restasis®	574.0	645.2	(71.2)	(11.0)%
Alphagan®/Combigan®	182.3	182.8	(0.5)	(0.3)%
Lumigan®/Ganfort®	139.8	153.3	(13.5)	(8.8)%
Eye Drops	100.0	98.5	1.5	1.5%
Ozurdex®	53.1	47.4	5.7	12.0%
Other Eye Care	28.9	26.0	2.9	11.2%
Total Medical Aesthetics	1,379.2	1,134.0	245.2	21.6%
Facial Aesthetics	715.2	667.9	47.3	7.1%
Botox® Cosmetics	433.2	394.1	39.1	9.9%
Juvederm® Collection	262.6	246.0	16.6	6.7%
Kybella®	19.4	27.8	(8.4)	(30.2)%
Plastic Surgery	136.6	115.6	21.0	18.2%
Breast Implants	136.6	115.6	21.0	18.2%
Regenerative Medicine	265.8	191.3	74.5	38.9%
Alloderm®	206.6	138.7	67.9	49.0%
Other Regenerative Medicine	59.2	52.6	6.6	12.5%
Body Contouring	195.4	78.9	116.5	147.7%
Coolsculpting® Consumables	125.3	47.9	77.4	161.6%
Coolsculpting® Systems & Add On Applicators	70.1	31.0	39.1	126.1%
Skin Care	66.2	80.3	(14.1)	(17.6)%
SkinMedica®	38.9	53.4	(14.5)	(27.2)%
Latisse®	27.3	26.9	0.4	1.5%
Total Medical Dermatology	110.5	168.4	(57.9)	(34.4)%
Aczone®	37.1	81.6	(44.5)	(54.5)%
Botox® Hyperhidrosis	34.6	33.6	1.0	3.0%
Tazorac®	15.8	36.2	(20.4)	(56.4)%
Other Medical Dermatology	23.0	17.0	6.0	35.3%
Total Neuroscience and Urology	805.7	707.3	98.4	13.9%
Botox® Therapeutics	763.2	655.7	107.5	16.4%
Rapaflo®	42.5	51.6	(9.1)	(17.6)%
Other Revenues	31.8	34.1	(2.3)	(6.7)%
Net revenues	$3,405.3	$3,197.0	$208.3	6.5%
Operating expenses:
Cost of sales(1)	282.9	218.0	64.9	29.8%
Selling and marketing	656.5	687.2	(30.7)	(4.5)%
General and administrative	98.3	94.6	3.7	3.9%
Segment contribution	$2,367.6	$2,197.2	$170.4	7.8%
Segment margin	69.5%	68.7%		0.8%
Segment gross margin(2)	91.7%	93.2%		(1.5)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Defined as net revenues less segment related cost of sales as a percentage of net revenues.

The Zeltiq and LifeCell acquisitions contributed the following to the segment in the six months ended June 30, 2018 ($ in millions):

	LifeCell	Zeltiq	Combined Contribution
Net revenues	$266.9	$195.4	$462.3
Operating expenses:
Cost of sales	50.6	54.3	104.9
Selling and marketing	59.1	90.0	149.1
General and administrative	4.4	3.2	7.6

The Zeltiq and LifeCell acquisitions contributed the following to the segment in the six months ended June 30, 2017 ($ in millions):

	LifeCell	Zeltiq	Combined Contribution
Net revenues	$192.2	$78.9	$271.1
Operating expenses:
Cost of sales	46.0	22.2	68.2
Selling and marketing	44.3	26.1	70.4
General and administrative	5.7	2.3	8.0

Net Revenues

The increase in net revenues was primarily driven by the Zeltiq and LifeCell acquisitions and growth in Botox® Therapeutics and Botox® Cosmetics, partially offset by decreases in Restasis® and Aczone®.

Botox® Therapeutics and Botox® Cosmetics increased $107.5 million, or 16.4% and $39.1 million, or 9.9%, respectively, versus the prior year period primarily driven by demand growth.

The decline in Aczone® revenues of $44.5 million, or 54.5%, was due to genericization of the branded acne market, increased discounts to maintain formulary access and a generic launch of Aczone 5%.

The decline in Restasis® revenues of $71.2 million, or 11.0% was due to both price declines and volume declines due to trade buying patterns.

Cost of Sales

The increase in cost of sales was primarily due to the LifeCell and Zeltiq acquisitions.  Excluding the LifeCell and Zeltiq acquisitions in both periods, segment gross margin decreased to 94.0% in the six months ended June 30, 2018 versus 94.9% in the prior year period primarily due to product mix.

Selling and Marketing Expenses

The decrease in selling and marketing expenses primarily relates to lower headcount in the Eye Care and Medical Dermatology field forces due to the Company’s restructuring initiatives, lower promotional costs and a decrease in the charge for the non-tax deductible Branded Prescription Drug Fee, offset in part by the impact of the Zeltiq and LifeCell acquisitions.

General and Administrative Expenses

General and administrative expenses are consistent period-over-period.

US General Medicine Segment

The following table presents top product sales and net contribution for the US General Medicine segment for the six months ended June 30, 2018 and 2017 ($ in millions):

	Six Months Ended June 30,		Change
	2018	2017	Dollars	%
Total Central Nervous System (CNS)	$532.7	$655.7	$(123.0)	(18.8)%
Vraylar™	198.6	119.9	78.7	65.6%
Viibryd®/Fetzima®	158.4	157.7	0.7	0.4%
Saphris®	66.5	80.3	(13.8)	(17.2)%
Namzaric®	65.2	57.0	8.2	14.4%
Namenda XR®	43.9	240.7	(196.8)	(81.8)%
Namenda® IR	0.1	0.1	-	0.0%
Total Gastrointestinal (GI)	820.6	798.3	22.3	2.8%
Linzess®	351.1	315.4	35.7	11.3%
Carafate®/Sulcrate®	110.3	117.9	(7.6)	(6.4)%
Zenpep®	108.4	97.0	11.4	11.8%
Canasa®/Salofalk®	83.6	76.7	6.9	9.0%
Viberzi®	80.8	72.8	8.0	11.0%
Asacol®/Delzicol®	70.8	103.2	(32.4)	(31.4)%
Other GI	15.6	15.3	0.3	2.0%
Total Women's Health	359.8	492.7	(132.9)	(27.0)%
Lo Loestrin®	242.4	212.8	29.6	13.9%
Liletta®	23.6	13.8	9.8	71.0%
Estrace® Cream	19.5	163.5	(144.0)	(88.1)%
Minastrin® 24	6.0	52.5	(46.5)	(88.6)%
Other Women's Health	68.3	50.1	18.2	36.3%
Total Anti-Infectives	151.4	123.5	27.9	22.6%
Teflaro®	64.6	63.6	1.0	1.6%
Avycaz®	45.3	25.8	19.5	75.6%
Dalvance®	29.6	24.8	4.8	19.4%
Other Anti-Infectives	11.9	9.3	2.6	28.0%
Diversified Brands	559.8	604.5	(44.7)	(7.4)%
Bystolic®/ Byvalson®	280.9	290.5	(9.6)	(3.3)%
Armour Thyroid	97.4	79.3	18.1	22.8%
Savella®	39.0	50.3	(11.3)	(22.5)%
Lexapro®	29.2	26.5	2.7	10.2%
PacPharma	8.1	6.7	1.4	20.9%
Other Diversified Brands	105.2	151.2	(46.0)	(30.4)%
Other revenues	119.4	98.8	20.6	20.9%
Net revenues	$2,543.7	$2,773.5	$(229.8)	(8.3)%
Operating expenses:
Cost of sales(1)	384.4	397.7	(13.3)	(3.3)%
Selling and marketing	480.3	590.6	(110.3)	(18.7)%
General and administrative	73.6	82.0	(8.4)	(10.2)%
Segment contribution	$1,605.4	$1,703.2	$(97.8)	(5.7)%
Segment margin	63.1%	61.4%		1.7%
Segment gross margin(2)	84.9%	85.7%		(0.8)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Defined as net revenues less segment related cost of sales as a percentage of net revenues.

Net Revenues

The decrease in net revenues was primarily due to a decline in products that lost exclusivity including Namenda XR® ($196.8 million), Estrace® Cream ($144.0 million), and Minastrin® 24 ($46.5 million), offset, in part, by growth in Vraylar™, Linzess®, and Lo Loestrin®.

CNS revenues declined $123.0 million, or 18.8%, primarily due to the decline in Namenda XR® as a result of loss of exclusivity, offset, in part, by strong demand growth for Vraylar™.

Women’s Health revenues declined $132.9 million, or 27.0%, primarily due to the loss of exclusivity on Estrace® Cream and Minastrin® 24, offset, in part, by growth for Lo Loestrin® driven by higher average selling prices and increased demand.

GI revenues increased $22.3 million, or 2.8%, primarily due to growth for Linzess® resulting from increased demand, offset, in part, by the loss of exclusivity of Asacol®.

Cost of Sales

The decrease in cost of sales was primarily due to lower product sales and product mix, including loss of exclusivity on higher margin products.  Segment gross margin was 84.9% in the six months ended June 30, 2018 compared to 85.7% in the prior year period.

Selling and Marketing Expenses

The decrease in selling and marketing expenses related to headcount reductions from the Company’s restructuring initiatives, lower promotional costs, and a decrease in the charge for the non-tax deductible Branded Prescription Drug Fee.

General and Administrative Expenses

General and administrative expenses decreased period-over-period due to cost savings initiatives.

International Segment

The following table presents top product sales and net contribution for the International segment for the six months ended June 30, 2018 and 2017 ($ in millions):

	Six Months Ended June 30,		Change
	2018	2017	$ Overall Change	$ Operational Change (3)	$ Currency Change	% Overall Change	% Operational Change (3)	% Currency Change
Total Eye Care	$697.4	$621.5	$75.9	$42.7	$33.2	12.2%	6.9%	5.3%
Lumigan®/Ganfort®	200.9	180.3	20.6	6.2	14.4	11.4%	3.4%	8.0%
Ozurdex®	132.3	102.3	30.0	20.5	9.5	29.3%	20.0%	9.3%
Alphagan®/Combigan®	88.8	85.0	3.8	1.6	2.2	4.5%	1.9%	2.6%
Optive®	58.5	55.1	3.4	1.2	2.2	6.2%	2.2%	4.0%
Restasis®	34.3	31.2	3.1	2.7	0.4	9.9%	8.7%	1.2%
Other Eye Drops	82.7	80.9	1.8	(1.1)	2.9	2.2%	(1.4)%	3.6%
Other Eye Care	99.9	86.7	13.2	11.6	1.6	15.2%	13.4%	1.8%
Total Medical Aesthetics	768.3	646.2	122.1	92.2	29.9	18.9%	14.3%	4.6%
Facial Aesthetics	625.9	533.5	92.4	68.6	23.8	17.3%	12.9%	4.4%
Botox® Cosmetics	320.0	270.5	49.5	39.6	9.9	18.3%	14.6%	3.7%
Juvederm® Collection	302.2	259.5	42.7	28.9	13.8	16.5%	11.1%	5.4%
Belkyra® (Kybella®)	3.7	3.5	0.2	0.1	0.1	5.7%	2.9%	2.8%
Plastic Surgery	84.8	79.5	5.3	1.6	3.7	6.7%	2.0%	4.7%
Breast Implants	84.0	78.7	5.3	1.6	3.7	6.7%	2.0%	4.7%
Earfold™	0.8	0.8	-	-	-	0.0%	0.0%	0.0%
Regenerative Medicine	9.6	5.6	4.0	3.4	0.6	71.4%	60.7%	10.7%
Alloderm®	4.5	3.5	1.0	0.8	0.2	28.6%	22.9%	5.7%
Other Regenerative Medicine	5.1	2.1	3.0	2.6	0.4	142.9%	123.8%	19.1%
Body Contouring	40.1	22.7	17.4	16.8	0.6	76.7%	74.0%	2.7%
Coolsculpting® Consumables	26.6	12.5	14.1	13.6	0.5	112.8%	108.8%	4.0%
Coolsculpting® Systems & Add On Applicators	13.5	10.2	3.3	3.2	0.1	32.4%	31.4%	1.0%
Skin Care	7.9	4.9	3.0	1.8	1.2	61.2%	36.7%	24.5%
Botox® Therapeutics and Other	316.3	285.0	31.3	14.4	16.9	11.0%	5.1%	5.9%
Botox® Therapeutics	200.8	176.2	24.6	14.6	10.0	14.0%	8.3%	5.7%
Asacol®/Delzicol®	24.1	24.9	(0.8)	(2.5)	1.7	(3.2)%	(10.0)%	6.8%
Constella®	12.0	10.4	1.6	0.9	0.7	15.4%	8.7%	6.7%
Other Products	79.4	73.5	5.9	1.4	4.5	8.0%	1.9%	6.1%
Other revenues	30.9	43.1	(12.2)	(12.7)	0.5	(28.3)%	(29.5)%	1.2%
Net revenues	$1,812.9	$1,595.8	$217.1	$136.6	$80.5	13.6%	8.6%	5.0%
Operating expenses:
Cost of sales(1)	260.3	225.3	35.0	25.9	9.1	15.5%	11.5%	4.0%
Selling and marketing	491.9	448.4	43.5	19.5	24.0	9.7%	4.3%	5.4%
General and administrative	65.3	58.2	7.1	4.8	2.3	12.2%	8.2%	4.0%
Segment contribution	$995.4	$863.9	$131.5	$86.4	$45.1	15.2%	10.0%	5.2%
Segment margin	54.9%	54.1%				0.8%
Segment gross margin(2)	85.6%	85.9%				(0.3)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Defined as net revenues less segment related cost of sales as a percentage of net revenues.
(3) Defined as overall change excluding foreign exchange impact.

The following table presents our revenue disaggregated by geography for our International segment ($in millions):

	Six Months Ended June 30,
	2018	2017	Overall Change ($)	Overall Change (%)	Operational Change ($)	Operational Change (%)
Europe	$811.7	$704.7	$107.0	15.2%	$48.1	6.8%
Asia Pacific, Middle East and Africa	524.4	448.4	76.0	16.9%	52.1	11.6%
Latin America and Canada	442.9	398.4	44.5	11.2%	47.5	11.9%
Other*	33.9	44.3	(10.4)	(23.5)%	(11.1)	(25.1)%
Total International	$1,812.9	$1,595.8	$217.1	13.6%	$136.6	8.6%
*Includes royalty and other revenue

Net Revenues

The increase in net revenues was primarily due to the operational growth of total Facial Aesthetics and Eye Care, as well as the LifeCell and Zeltiq acquisitions.  Within total Eye Care, Ozurdex® increased $30.0 million, or 29.3% versus the prior year period primarily driven by demand growth and a benefit from foreign currency.  Within Facial Aesthetics, Botox® Cosmetics sales grew $49.5 million, or 18.3% driven primarily by demand growth and a benefit from foreign currency.  Juvederm® Collection revenues increased $42.7 million, or 16.5% versus the prior year period, primarily resulting from demand growth and a benefit from foreign currency.

Cost of Sales

The increase in cost of sales was primarily due to the increase in net revenues and the LifeCell and Zeltiq acquisitions.  Excluding the LifeCell and Zeltiq acquisitions in both periods, segment gross margin was 86.4% in the six months ended June 30, 2018 compared to 86.2% in the prior year period.

Selling and Marketing Expenses

The increase in selling and marketing expenses is consistent with the increase in net revenues.

General and Administrative Expenses

General and administrative expenses increased consistent with revenues.

Corporate

Corporate represents the results of corporate initiatives as well as the impact of select revenues and shared costs.  The following represents the Corporate amounts for the six months ended June 30, 2018 and 2017 ($ in millions):

	Six Months Ended June 30, 2018
	Integration	Non- Acquisition Related Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Other	Revenues and Shared Costs	Total
Net revenues	$-	$-	$-	$-	$-	$34.4	$34.4
Operating expenses:
Cost of sales(1)	1.5	21.9	(125.4)	1.5	(0.1)	177.6	77.0
Selling and marketing	1.4	17.2	-	6.0	-	0.1	24.7
General and administrative	28.7	4.3	-	2.1	40.6	317.1	392.8
Contribution	$(31.6)	$(43.4)	$125.4	$(9.6)	$(40.5)	$(460.4)	$(460.1)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

	Six Months Ended June 30, 2017
	Integration	Non- Acquisition Related Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Other	Revenues and Shared Costs	Total
Net revenues	$-	$-	$-	$-	$-	$14.0	$14.0
Operating expenses:
Cost of sales(1)	4.1	5.4	(60.3)	89.9	(1.3)	121.8	159.6
Selling and marketing	26.7	29.9	-	18.3	0.3	2.9	78.1
General and administrative	93.6	3.5	-	42.4	43.1	358.5	541.1
Contribution	$(124.4)	$(38.8)	$60.3	$(150.6)	$(42.1)	$(469.2)	$(764.8)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

Integration

In the six months ended June 30, 2018 and 2017, integration and restructuring charges included costs related to the integration of LifeCell and Zeltiq.

Non-Acquisition Related Restructuring

In the six months ended June 30, 2018, the Company incurred charges related to the restructuring of its internal infrastructure.  The restructuring programs included charges associated with scaling our manufacturing plants as well as the acceleration of share-based compensation charges for severed employees over their shortened vesting periods of $8.2 million.

In the six months ended June 30, 2017, the Company incurred severance and other restructuring costs relating to the commercial organization of $29.9 million as the Company intended to eliminate approximately 400 positions.

Fair Value Adjustments

Fair value adjustments primarily relate to changes in estimated contingent liabilities which are based on future amounts to be paid based on achievement of sales levels for the respective products.

In the six months ended June 30, 2018, the income in cost of sales relates to the Company’s True Tear product not achieving a milestone event, as well as a corresponding decrease in commercial forecasts.  The income recorded in the six months ended June 30, 2017 primarily relating to reduced or delayed revenue forecasts for select products including Rhofade® and Liletta®.

Effect of Purchase Accounting

In the six months ended June 30, 2018 and 2017, the Company incurred charges related to the purchase accounting impact on share-based compensation related to the Zeltiq, Allergan, and Forest acquisitions, which increased cost of sales, selling and marketing and general and administrative expenses.  A cash share-based compensation charge of $31.5 million associated with the Zeltiq Acquisition was also included in the six months ended June 30, 2017.

In the six months ended June 30, 2017, the Company incurred purchase accounting effects of $87.8 million in cost of sales related to the fair value inventory step-up from the LifeCell and Zeltiq acquisitions as products were sold to the Company’s third-party customers.

Other

In the six months ended June 30, 2018, the Company recorded milestone revenue related to an on-going intellectual property agreement of $25.0 million.  In the six months ended June 30, 2018 and 2017, general and administrative costs included legal settlement charges of $39.3 million and $41.4 million, respectively.

Revenues and Shared Costs

In the six months ended June 30, 2018, the Company incurred transactional foreign exchange losses of $16.1 million, compared with transactional foreign exchange losses of $77.8 million in the six months ended June 30, 2017.

Research and Development Expenses

R&D expenses consisted of the following components in the six months ended June 30, 2018 and 2017 ($ in millions):

	Six Months Ended June 30,		Change
	2018	2017	Dollars	%
Ongoing operating expenses	$744.7	$787.8	$(43.1)	(5.5)%
Milestone payments and upfront license payments	390.7	343.9	46.8	13.6%
Acquisition accounting fair market value adjustment to share-based compensation	3.6	10.2	(6.6)	(64.7)%
Acquisition, integration, and restructuring charges	1.3	31.9	(30.6)	(95.9)%
Contingent consideration adjustments, net	23.6	75.5	(51.9)	(68.7)%
Total R&D Expenses	$1,163.9	$1,249.3	$(85.4)	(6.8)%

The decrease in ongoing operating expenses in the six months ended June 30, 2018 versus the prior year period is primarily due to decreased product development spending primarily driven by early stage development campaigns and the Eye Care therapeutic area as well as lower personnel costs offset, in part by, increased spending in the Central Nervous System and Gastrointestinal therapeutic areas.

Acquisition, integration and restructuring charges in the six months ended June 30, 2017 included $26.8 million of severance and restructuring costs related to a then planned internal reduction of approximately 200 R&D positions.

The following represents milestone payments, asset acquisitions and upfront license payments in the six months ended June 30, 2018 and 2017, respectively ($ in millions):

	Six Months Ended June 30,
	2018	2017
Lysosomal Therapeutics, Inc.	$-	$145.0
Editas Medicine, Inc.	-	90.0
Assembly Biosciences, Inc.	-	50.0
Akarna Therapeutics, Ltd.	-	39.6
Elastagen Pty Ltd	96.1	-
AstraZeneca plc	90.0	-
Merck & Co.	85.0	-
Chase Pharmaceuticals Corporation	75.0	-
Repros Therapeutics, Inc.	33.2	-
Other	11.4	19.3
Total	$390.7	$343.9

Amortization

Amortization in the six months ended June 30, 2018 and 2017 was as follows ($ in millions):

	Six Months Ended June 30,		Change
	2018	2017	Dollars	%
Amortization	$3,394.7	$3,493.9	$(99.2)	(2.8)%

IPR&D Impairments and Asset Sales and Impairments, Net

IPR&D impairments and Asset sales and impairments, net consisted of the following components in the six months ended June 30, 2018 and 2017 ($ in millions):

	Six Months Ended June 30,		Change
	2018	2017	Dollars	%
IPR&D impairments	$798.0	$1,043.3	$(245.3)	(23.5)%
Asset sales and impairments, net	272.7	21.4	251.3	n.m.

In the six months ended June 30, 2018, the Company recorded the following IPR&D impairments:

•	The Company impaired an eye care project obtained as part of the Allergan Acquisition by $164.0 million as a result of changes in launch plans based on clinical results.
•	The Company impaired a project obtained as part of the acquisition of Vitae Pharmaceuticals, Inc. by $40.0 million due to a delay in clinical studies and anticipated approval date.
•	The Company impaired a medical dermatology project obtained as part of the Allergan Acquisition by $27.0 million due to a delay in clinical studies and anticipated approval date.
•	The Company impaired an eye care project obtained as part of the Allergan Acquisition by $20.0 million as the result of a strategic decision to no longer pursue approval internationally.
•	The Company impaired a CNS project obtained as part of the Allergan Acquisition by $19.0 million due to a delay in clinical studies and anticipated approval date.
•	The Company impaired an eye care project obtained as part of the Allergan Acquisition by $6.0 million due to a delay in clinical studies and anticipated approval date.
•

The Company impaired its RAR-related orphan receptor gamma (“RORyt”) IPR&D project obtained as part of the acquisition of Vitae Pharmaceuticals, Inc. by $522.0 million as a result of negative clinical data related to the oral psoriasis indication received in March 2018.

As of June 30, 2018, the Company determined that certain assets related to a non-strategic medical dermatology product was deemed held for sale based on the Company’s intention and ability to dispose of the related assets.  As a result, the Company recorded an impairment of $252.0 million to the anticipated sale value and reclassified the “product rights and other intangibles, net” balance of $130.5 million to “non-current assets held for sale.”

In the six months ended June 30, 2017, the Company recorded the following IPR&D impairments:

•	$486.0 million related to an anticipated approval delay due to certain product specifications for a CNS project obtained as part of the Allergan Acquisition;
•	a $91.3 million impairment of a women’s healthcare project based on the Company’s intention to divest a non-strategic asset;
•	a $257.0 million impairment due to a delay in an anticipated launch of a women’s healthcare project coupled with an anticipated decrease in product demand;
•	a $44.0 million impairment resulting from a decrease in projected cash flows due to a decline in market demand assumptions of an eye care project obtained as part of the Allergan Acquisition; and
•	a $20.0 million impairment of an eye care project obtained as part of the Allergan Acquisition.
•	In addition, the Company terminated its License, Transfer and Development Agreement for SER-120 (nocturia) with Serenity Pharmaceuticals, LLC which resulted in an impairment of $140.0 million.

Interest Income

Interest income in the six months ended June 30, 2018 and 2017 was as follows ($ in millions):

	Six Months Ended June 30,		Change
	2018	2017	Dollars	%
Interest income	$23.6	$41.9	$(18.3)	(43.7)%

Interest Expense

Interest expense consisted of the following components in the six months ended June 30, 2018 and 2017 ($ in millions):

	Six Months Ended June 30,		Change
	2018	2017	Dollars	%
Fixed Rate Notes	$438.3	$550.0	$(111.7)	(20.3)%
Floating Rate Notes	11.0	12.1	(1.1)	(9.1)%
Euro Denominated Notes	17.4	3.0	14.4	n.m.
Other	13.9	2.0	11.9	n.m.
Interest expense	$480.6	$567.1	$(86.5)	(15.3)%

Interest expense in the six months ended June 30, 2018 decreased versus the six months ended June 30, 2017 due to scheduled maturities and early debt extinguishment of senior secured notes period-over-period, as well as the impact from debt refinancing.

Other Income / (Expense), Net

Other income / (expense), net consisted of the following components in the six months ended June 30, 2018 and 2017 ($ in millions):

	Six Months Ended June 30,		Change
	2018	2017	Dollars	%
Teva Share Activity	$60.9	$(1,978.0)	$2,038.9	n.m.
Sale of business	53.0	-	53.0	n.a.
Debt extinguishment other	9.1	-	9.1	n.a.
Debt extinguishment costs as part of the debt tender offer	-	(161.5)	161.5	(100.0)%
Dividend income	-	68.2	(68.2)	(100.0)%
Naurex recovery	-	20.0	(20.0)	(100.0)%
Other income / (expense), net	13.6	(5.0)	18.6	n.m.
Other income / (expense), net	$136.6	$(2,056.3)	$2,192.9	n.m.

Teva Share Activity

During the six months ended June 30, 2018, the Company recorded the following movements in its investment in Teva securities (defined herein as “Teva Share Activity”) ($ in millions except per share information):

	Shares	Carrying Value per Share	Market Price		Proceeds Received	Value of Marketable Securities	Unrealized Gain / (Loss) as a Component of Other Comprehensive Income	Gain / (Loss) Recognized in Other Income/ (Expense), Net	Derivative Instrument (Liability)/ Asset	Retained Earnings
Teva securities as of December 31, 2017	95.9	$17.60	$18.95		n.a.	$1,817.7	$129.3	$-	$(62.9)	$-
Impact of ASU No. 2016-01	-	-	-		-	-	(129.3)	-	-	129.3
Settlement of initial accelerated share repurchase ("ASR"), net	(25.0)	18.95	16.53	*	413.3	(473.8)	-	2.5	62.9	-
Forward sale entered into during the three months ended March 31, 2018	**	n.a.	n.a.		372.3	n.a.	-	19.0	(353.3)	-
Open market sales	(11.5)	n.a.	19.95		229.9	(218.5)	-	11.5	-	-
Other fair value movements during the three months ended March 31, 2018	-	n.a.	n.a.		n.a.	(110.7)	-	(110.7)	-	-
Teva securities as of and for the three months ended March 31, 2018	59.4	$17.09	$17.09		$1,015.5	$1,014.7	$-	$(77.7)	$(353.3)	$129.3
Settlement of forward sale entered into during the three months ended March 31, 2018, net	(25.0)	17.09	18.61	***	93.2	(427.3)	-	19.2	353.3	-
Open market sales	(34.4)	n.a.	20.55		706.8	(587.4)	-	119.4	-	-
Teva securities as of and for the six months ended June 30, 2018	-	$-	$-		$1,815.5	$-	$-	$60.9	$-	$129.3
* Market price represents average price over the life of the contract. On the January 17, 2018 settlement date, the closing stock price of Teva securities was $21.48.

** On February 13, 2018, the Company entered into a forward sale transaction under which we delivered 25.0 million Teva shares to the transaction counterparty and received proceeds of $372.3 million in exchange for the shares.  The forward sale transaction settled during the second quarter of 2018.  As a result of the transaction, and in accordance with ASC Topic 860 - Transfers and Servicing, the marketable securities were reported on the Company's balance sheet until the contract settled on May 7, 2018.

*** Market price represents average price over the life of the contract. On the May 7, 2018 settlement date, the closing stock price of Teva securities was $18.62.

During the six months ended June 30, 2017, the Company recorded the following movements in its investment in Teva securities ($ in millions except per share information):

	Shares	Carrying Value per Share	Market Price	Discount	Movement in the Value of Marketable Securities	Unrealized Gain / (Loss) as a Component of Other Comprehensive Income	Gain / (Loss) Recognized in Other Income/ (Expense), Net
Teva securities as of December 31, 2016	100.3	$53.39	$36.25	5.4%	$3,439.2	$(1,599.4)	$-
Other-than-temporary impairment recognized at March 31, 2017	100.3	32.09	32.09	4.9%	(378.6)	1,599.4	(1,978.0)
Teva securities as of and for the three months ended March 31, 2017	100.3	$32.09	$32.09	4.9%	$3,060.6	$-	$(1,978.0)
Other fair value movements during the three months ended June 30, 2017	100.3	32.09	33.22	1.9%	207.8	207.8	-
Teva securities as of and for the six months ended June 30, 2017	100.3	$32.09	$33.22	1.9%	$3,268.4	$207.8	$(1,978.0)
The Teva stock price was discounted due to the lack of marketability.

Sale of Business

Refer to the Sale of Business section in the Three Months Ended June 30, 2018 and 2017 section of Management’s Discussion and Analysis for further details.

Debt Extinguishment Other

Refer to the Debt Extinguishment Other section in the Three Months Ended June 30, 2018 and 2017 section of Management’s Discussion and Analysis for further details.

Debt Extinguishment Costs as Part of the Debt Tender Offer

Refer to the Debt Extinguishment Costs as Part of the Debt Tender Offer section in the Three Months Ended June 30, 2018 and 2017 section of Management’s Discussion and Analysis for further details.

Dividend Income

During the six months ended June 30, 2017, the Company received dividend income of $68.2 million from its equity stake in Teva.  On February 8, 2018, Teva suspended all dividends on ordinary shares.

Naurex Recovery

On August 28, 2015, the Company acquired certain products in early stage development of Naurex, Inc. (“Naurex”) in an all-cash transaction, which was accounted for as an asset acquisition.  The Company received a purchase price reduction of $20.0 million in the six months ended June 30, 2017 based on the settlement of an open contract dispute.

(Benefit) for Income Taxes

(Benefit) for income taxes in the six months ended June 30, 2018 and 2017 was as follows: ($ in millions):

	Six Months Ended June 30,		Change
	2018	2017	Dollars	%
(Benefit) for income taxes	$(687.4)	$(1,113.3)	$425.9	(38.3)%
Effective tax rate	47.7%	25.4%

The Company’s effective tax rate for the six months ended June 30, 2018 was 47.7% compared to 25.4% for the six months ended June 30, 2017. The effective tax rate for the six months ended June 30, 2018 was favorably impacted by income earned in jurisdictions with tax rates lower than the Irish statutory rate and U.S. losses tax benefited at rates greater than the Irish statutory rate. This was offset by the additional U.S. tax on the earnings of certain non-U.S. subsidiaries which are considered GILTI and the tax impact of amortization of intangible assets at rates less than the Irish statutory rate. Additionally, the tax benefit for the six months ended June 30, 2018 included tax benefits of $421.9 million related to the restructuring of an acquired business, $231.0 million related to the impairment of certain intangible assets and $79.8 million related to excess tax over book basis in a U.S. subsidiary expected to reverse in the foreseeable future. This was partially offset by tax detriments of $21.2 million for the gain on sale of investments and $25.9 million related to a change in the applicable tax rate on certain temporary differences.

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

The effective tax rate for the six months ended June 30, 2018 was higher compared to the six months ended June 30, 2017 primarily due to the impairment of the Company’s investment in Teva Shares in the prior year for which no tax benefit was recorded.

Liquidity and Capital Resources

Working Capital Position

Working capital at June 30, 2018 and December 31, 2017 is summarized as follows ($ in millions):

	June 30,	December 31,	Increase
	2018	2017	(Decrease)
Current Assets:
Cash and cash equivalents	$1,674.7	$1,817.2	$(142.5)
Marketable securities	21.5	4,632.1	(4,610.6)
Accounts receivable, net	2,760.8	2,899.0	(138.2)
Inventories	922.5	904.5	18.0
Prepaid expenses and other current assets	724.2	1,123.9	(399.7)
Total current assets	6,103.7	11,376.7	(5,273.0)
Current liabilities:
Accounts payable and accrued expenses	$4,683.8	$5,541.4	$(857.6)
Income taxes payable	93.0	74.9	18.1
Current portion of long-term debt and capital leases	1,348.5	4,231.8	(2,883.3)
Total current liabilities	6,125.3	9,848.1	(3,722.8)
Working Capital	$(21.6)	$1,528.6	$(1,550.2)
Current Ratio	1.00	1.16

Working capital decreased $1,550.2 million primarily due to the following uses of working capital:

•	The Company utilized cash and cash equivalents to pay dividends of $563.7 million and repurchase ordinary shares of $1,572.1 million in the six months ended June 30, 2018;
•

The Company converted marketable securities to fund the payment of $3,750.0 million of senior note maturities, the repayment of the Company’s outstanding margin loan of $459.0 million, and $455.9 million of open market debt repurchases at face value;

•	The Company divested all Teva securities; and
•	The Company paid $700.0 million to settle the Teva working capital dispute arbitration.

Cash Flows

Our cash flows are summarized as follows ($ in millions):

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$2,698.5	$2,523.1
Net cash provided by investing activities	$3,634.4	$400.0
Net cash (used in) financing activities	$(6,490.4)	$(3,771.7)

Cash flows from operations represent net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities increased $175.4 million in the six months ended June 30, 2018 versus the prior year period, due to an increase in net income adjusted for non-cash activities, a reduction in interest payments ($106.0 million), and lower cash payments for asset acquisitions and milestones ($180.0 million), offset in part by the timing of tax payments versus the tax provision.

Management expects that available cash balances and the remaining 2018 cash flows from operating activities will provide sufficient resources to fund our operating liquidity needs and expected capital expenditure funding requirements for at least the next twelve months.

Investing cash flows consist primarily of cash used in acquisitions of businesses and intangible assets (primarily product rights), capital expenditures and purchases of investments and marketable securities partially offset by proceeds from the sale of a business, investments and marketable securities. Included in the six months ended June 30, 2018 is the net cash provided by the net sale of investments of $4,140.4 million, offset, in part, by payments to settle Teva related matters of $466.0 million.

Included in the six months ended June 30, 2017 is the net cash provided by the sale of marketable securities of $6,387.1 million, offset, in part, by the cash purchases of LifeCell for $2,874.4 million and Zeltiq of $2,346.7 million, net of cash acquired, and the purchase of intangible assets of $586.3 million.

Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of ordinary shares, dividend payments and proceeds from the exercise of stock options. Cash used in financing activities in the six months ended June 30, 2018 primarily related to the repayment of indebtedness of $5,366.8 million, the repurchase of ordinary shares of $1,572.1 million, the payment of dividends of $563.7 million, and payments to settle Teva-related matters of $234.0 million, which was outstanding greater than one year, offset, in part, by borrowings under the revolving credit facility and other borrowings of $709.0 million and proceeds from the forward sale of Teva Shares of $465.5 million.

Cash used in financing activities in the six months ended June 30, 2017 primarily related to the repayment of indebtedness of $5,579.2 million, which included debt repurchased under the tender offer completed on May 30, 2017 and the early redemption of certain debt securities, the payment of dividends of $611.9 million and payments relating to contingent consideration and other financing of $505.1 million, offset, in part by the long-term borrowings of $3,023.0 million.

Long-term obligations

The following table lists certain of our enforceable and legally binding obligations as of June 30, 2018. Certain amounts included herein are based on management’s estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligation we will actually pay in future periods may vary from those reflected in the table.

In addition, such milestone payments will only be payable in the event that the Company achieves contractually defined, success-based milestones, such as:

•	the advancement of the specified research and development programs;
•	the receipt of regulatory approval for the specified compounds or products; and/or
•	reaching a sales threshold of the specified compounds or products.

The following is a summary of select contractual commitments as of June 30, 2018, including amounts accrued as of the balance sheet date to be paid in future periods ($ in millions):

	Payments Due by Period
	Total	Six Months Ending December 31, 2018	2019-2020	2021-2022	Thereafter
Sales based and other milestone obligations	$10,447.6	$9.0	$35.0	$55.0	$10,348.6
R&D / approval milestone obligations	6,098.3	343.2	598.2	1,207.4	3,949.5
Total	$16,545.9	$352.2	$633.2	$1,262.4	$14,298.1

The table above reflects the anticipated timing of R&D and approval related milestones and sales based milestones.  Certain agreements also include royalties based on commercial sales which are excluded from the table above. The following are contractual commitments relating to the R&D and approval related milestones and sales based milestones ($ in millions):

Transaction	Product	Maximum Milestones	R&D / Approval Milestones	Sales Based and Other Milestones
Heptares Therapeutics, Ltd	Neurological disorders	$3,224.5	$649.5	$2,575.0
Assembly Biosciences, Inc.	Gastrointestinal products	2,459.0	1,069.0	1,390.0
AstraZeneca plc License	Brazikumab	1,265.0	225.0	1,040.0
Akarna Therapeutics, Ltd	Inflammatory and fibrotic diseases	975.0	600.0	375.0
Chase Pharmaceuticals Corporation	Neurodegenerative disorders	800.0	250.0	550.0
Merck & Co.	Ubrogepant & Atogepant	865.0	435.0	430.0
Tobira Therapeutics, Inc.	Cenicriviroc	800.1	400.1	400.0
Retrosense Therapeutics, LLC	RST-001	495.0	245.0	250.0
Naurex, Inc.	GLYX-13	475.0	75.0	400.0
AqueSys, Inc.	Xen Gel Stent	300.0	-	300.0
Topokine Therapeutics, Inc.	XAF5	260.0	110.0	150.0
Oculeve, Inc.	TrueTear™	150.0	50.0	100.0
Forsight VISION5, Inc.	Bimatoprost Ring	125.0	125.0	-
All Other		4,352.3	1,864.7	2,487.6
Total		$16,545.9	$6,098.3	$10,447.6

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

Investment Risk

As of June 30, 2018 our total investments in marketable and equity securities of other companies, including equity method investments, but excluding securities considered cash and cash equivalents, were $94.8 million (included in marketable securities and investments and other assets). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.

We regularly review the carrying value of our investments and identify and recognize losses for income statement purposes.

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

Floating Rate Debt

At June 30, 2018, borrowings outstanding under the floating rate notes were $1,317.9 million. Assuming a one percent increase in the applicable interest rate on the Company’s floating rates notes, annual interest expense would increase by approximately $13.2 million over the next twelve months.

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

From time to time, we enter into foreign currency option and forward contracts. Accordingly, we have entered into various contracts which change in value as foreign exchange rates change to allow the Company at its option to economically offset the effect of changes in the value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. We have entered into foreign currency option and forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures.

From time to time, we use foreign currency option contracts, which provide for the sale or purchase of foreign currencies, if exercised, to economically hedge the currency exchange risks associated with probable but not firmly committed transactions that arise in the normal course of our business. Probable but not firmly committed transactions are comprised primarily of sales of products and purchases of raw material in currencies other than the U.S. dollar. While these instruments were subject to fluctuations in value, such fluctuations were anticipated to offset changes in the value of the underlying exposures.

While the Company does not believe it has significant exposure to foreign exchange, we are subject to transactional items which may impact the results of operations.  Net foreign currency losses on the results of operations were $16.1 million and $77.8 million for the six months ended June 30, 2018 and 2017, respectively.

The Company is exposed to foreign exchange risk in its international operations from foreign currency purchases, net investments in foreign subsidiaries, and foreign currency assets and liabilities created in the normal course of business, including the Euro Denominated Notes. In the six months ended June 30, 2018, we used effective net investment hedges to partially offset the effects of foreign currency on our investments in certain of our foreign subsidiaries. The total notional amount of our instruments designated as net investment hedges was $3.6 billion as of June 30, 2018 and December 31, 2017.  During the six months ended June 30, 2018 and 2017, the impact of the net investment hedges on other comprehensive income was a gain of $102.0 million and a loss of $57.2 million, respectively.

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

As required by SEC Rule 13a-15(b), Allergan plc carried out an evaluation, under the supervision and with the participation of Allergan plc’s management, including Allergan’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Allergan plc’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation Allergan plc’s Principal Executive Officer and Principal Financial Officer concluded that Allergan plc’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

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

As required by SEC Rule 13a-15(b), Warner Chilcott Limited carried out an evaluation, under the supervision and with the participation of Warner Chilcott Limited’s management, including Warner Chilcott Limited’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Warner Chilcott Limited’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation Warner Chilcott Limited’s Principal Executive Officer and Principal Financial Officer concluded that Warner Chilcott Limited’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

Changes in Internal Control Over Financial Reporting of Allergan plc and Warner Chilcott Limited

During the quarter ended June 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Allergan plc and Warner Chilcott Limited’s internal control over financial reporting.

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

Recent Sale of Unregistered Securities; Uses of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2018, we repurchased 26,938 of Allergan plc’s Ordinary Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and directors.  On September 25, 2017, the Company’s Board of Directors approved a $2.0 billion share repurchase program, of which we made no repurchases in the three months ended June 30, 2018.

Period	Total Number of Shares Purchased	Total Number of Shares Purchased to Satisfy Tax Withholdings	Average Price Paid per Share	Total Number of Shares Purchased as Part of Share Repurchase Program	Average Price Paid per Share as Part of Share Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program ($ in millions)
April 1 - 30, 2018	15,815	15,815	$167.97	-	$-	$10.0
May 1 - 31, 2018	9,713	9,713	$199.69	-	$-	$10.0
June 1 - 30, 2018	1,410	1,410	$165.20	-	$-	$10.0
April 1 - June 30, 2018	26,938	26,938	$179.26	-	$-

ITEM 6.	EXHIBITS

Reference is hereby made to the Exhibit Index on page 99.

EXHIBIT INDEX

Exhibit	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. of the Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Scheme Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Label Definition Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 2, 2018.

ALLERGAN PLC WARNER CHILCOTT LIMITED

By:	/s/ Matthew M. Walsh
Name:	Matthew M. Walsh
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ James C. D’Arecca
Name:	James C. D’Arecca
Title:	Chief Accounting Officer (Principal Accounting Officer)