Form 10-Q
period 2018-09-30
Allergan plc; Warner Chilcott Ltd
filed 2018-10-31
CIK 1578845, 1620602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Allergan plc	Large accelerated filer	☒	Accelerated filer	☐
	Non-accelerated filer	☐	Smaller reporting company	☐
	Emerging growth company	☐

Warner Chilcott Limited	Large accelerated filer	☐	Accelerated filer	☐
	Non-accelerated filer	☒	Smaller reporting company	☐
	Emerging growth company	☐

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

Number of shares of Allergan plc’s Ordinary Shares outstanding on October 26, 2018: 337,285,952. There is no trading market for securities of Warner Chilcott Limited, all of which are indirectly wholly owned by Allergan plc.

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

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

		PAGE
PART I. FINANCIAL INFORMATION		3
Item 1.	Consolidated Financial Statements (unaudited)	3
	Consolidated Balance Sheets of Allergan plc as of September 30, 2018 and December 31, 2017	3
	Consolidated Statements of Operations of Allergan plc for the three and nine months ended September 30, 2018 and September 30, 2017	4
	Consolidated Statements of Comprehensive (Loss) of Allergan plc for the three and nine months ended September 30, 2018 and September 30, 2017	5
	Consolidated Statements of Cash Flows of Allergan plc for the nine months ended September 30, 2018 and September 30, 2017	6
	Consolidated Balance Sheets of Warner Chilcott Limited as of September 30, 2018 and December 31, 2017	7
	Consolidated Statements of Operations of Warner Chilcott Limited for the three and nine months ended September 30, 2018 and September 30, 2017	8
	Consolidated Statements of Comprehensive (Loss) of Warner Chilcott Limited for the three and nine months ended September 30, 2018 and September 30, 2017	9
	Consolidated Statements of Cash Flows of Warner Chilcott Limited for the nine months ended September 30, 2018 and September 30, 2017	10
	Notes to the Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	69
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	91
Item 4.	Controls and Procedures	93
PART II. OTHER INFORMATION		94
Item 1.	Legal Proceedings	94
Item 1A.	Risk Factors	94
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	94
Item 6.	Exhibits	94
	Signatures	96

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

ALLERGAN PLC

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except par value)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,187.9	$1,817.2
Marketable securities	22.0	4,632.1
Accounts receivable, net	2,826.9	2,899.0
Inventories	894.6	904.5
Current assets held for sale	7.3	-
Prepaid expenses and other current assets	801.5	1,123.9
Total current assets	5,740.2	11,376.7
Property, plant and equipment, net	1,756.6	1,785.4
Investments and other assets	302.8	267.9
Non current assets held for sale	169.7	81.6
Deferred tax assets	989.4	319.1
Product rights and other intangibles	48,127.4	54,648.3
Goodwill	49,456.4	49,862.9
Total assets	$106,542.5	$118,341.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,695.6	$5,541.4
Income taxes payable	184.7	74.9
Current portion of long-term debt and capital leases	1,351.6	4,231.8
Total current liabilities	6,231.9	9,848.1
Long-term debt and capital leases	22,231.8	25,843.5
Other long-term liabilities	752.1	886.9
Other taxes payable	1,580.5	1,573.9
Deferred tax liabilities	5,225.3	6,352.4
Total liabilities	36,021.6	44,504.8
Commitments and contingencies (Refer to Note 19)
Equity:
Preferred shares, $0.0001 par value per share, zero and 5.1 million shares authorized, issued and outstanding, respectively	$-	$4,929.7
Ordinary shares; $0.0001 par value per share; 1,000.0 million shares authorized, 337.2 million and 330.2 million shares issued and outstanding, respectively	-	-
Additional paid-in capital	57,203.0	54,013.5
Retained earnings	11,800.6	12,957.2
Accumulated other comprehensive income	1,504.2	1,920.7
Total shareholders’ equity	70,507.8	73,821.1
Noncontrolling interest	13.1	16.0
Total equity	70,520.9	73,837.1
Total liabilities and equity	$106,542.5	$118,341.9

See accompanying Notes to the Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues	$3,911.4	$4,034.3	$11,707.7	$11,614.6
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	596.8	586.5	1,601.4	1,587.1
Research and development	424.2	442.6	1,588.1	1,691.9
Selling and marketing	755.6	832.8	2,409.0	2,637.1
General and administrative	289.2	336.9	919.2	1,112.8
Amortization	1,588.5	1,781.0	4,983.2	5,274.9
In-process research and development impairments	-	202.0	798.0	1,245.3
Asset sales and impairments, net	(0.4)	3,874.8	272.3	3,896.2
Total operating expenses	3,653.9	8,056.6	12,571.2	17,445.3
Operating income / (loss)	257.5	(4,022.3)	(863.5)	(5,830.7)

Interest income	10.0	11.1	33.6	53.0
Interest (expense)	(220.4)	(265.2)	(701.0)	(832.3)
Other income / (expense), net	130.0	(1,310.3)	266.6	(3,366.6)
Total other (expense), net	(80.4)	(1,564.4)	(400.8)	(4,145.9)
Income / (loss) before income taxes and noncontrolling interest	177.1	(5,586.7)	(1,264.3)	(9,976.6)
Provision / (benefit) for income taxes	213.4	(1,638.8)	(474.0)	(2,752.1)
Net (loss) from continuing operations, net of tax	(36.3)	(3,947.9)	(790.3)	(7,224.5)
(Loss) from discontinued operations, net of tax	-	(6.1)	-	(17.6)
Net (loss)	(36.3)	(3,954.0)	(790.3)	(7,242.1)
(Income) attributable to noncontrolling interest	(1.6)	(1.7)	(6.2)	(4.7)
Net (loss) attributable to shareholders	(37.9)	(3,955.7)	(796.5)	(7,246.8)
Dividends on preferred shares	-	69.6	46.4	208.8
Net (loss) attributable to ordinary shareholders	$(37.9)	$(4,025.3)	$(842.9)	$(7,455.6)

(Loss) per share attributable to ordinary shareholders - basic:
Continuing operations	$(0.11)	$(12.05)	$(2.50)	$(22.23)
Discontinued operations	-	(0.02)	-	(0.05)
Net (loss) per share - basic	$(0.11)	$(12.07)	$(2.50)	$(22.28)
(Loss) per share attributable to ordinary shareholders - diluted:
Continuing operations	$(0.11)	$(12.05)	$(2.50)	$(22.23)
Discontinued operations	-	(0.02)	-	(0.05)
Net (loss) per share - diluted	$(0.11)	$(12.07)	$(2.50)	$(22.28)

Dividends per ordinary share	$0.72	$0.70	$2.16	$2.10

Weighted average shares outstanding:
Basic	339.0	333.5	337.6	334.6
Diluted	339.0	333.5	337.6	334.6

See accompanying Notes to the Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

(Unaudited; in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net (loss)	$(36.3)	$(3,954.0)	$(790.3)	$(7,242.1)
Other comprehensive (loss) / income
Foreign currency translation (losses) / gains	(87.3)	280.8	(352.1)	1,141.2
Net impact of other-than-temporary loss on investment in Teva securities	-	(207.7)	-	1,599.4
Unrealized (losses) / gains, net of tax	(1.4)	13.1	(1.4)	9.0
Impact of ASU No. 2016-01, net of tax	-	-	(63.0)	-
Total other comprehensive (loss) / income, net of tax	(88.7)	86.2	(416.5)	2,749.6
Comprehensive (loss)	(125.0)	(3,867.8)	(1,206.8)	(4,492.5)
Comprehensive (income) attributable to noncontrolling interest	(1.6)	(1.7)	(6.2)	(4.7)
Comprehensive (loss) attributable to ordinary shareholders	$(126.6)	$(3,869.5)	$(1,213.0)	$(4,497.2)

See accompanying Notes to the Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities:
Net (loss)	$(790.3)	$(7,242.1)
Reconciliation to net cash provided by operating activities:
Depreciation	149.7	123.2
Amortization	4,983.2	5,274.9
Provision for inventory reserve	74.9	77.3
Share-based compensation	185.2	220.8
Deferred income tax benefit	(1,362.8)	(3,205.3)
In-process research and development impairments	798.0	1,245.3
Loss on asset sales and impairments, net	272.3	3,896.2
Net income impact of other-than-temporary loss on investment in Teva securities	-	3,273.5
Gain on sale of Teva securities, net	(60.9)	-
Amortization of inventory step-up	-	126.2
Gain on sale of business	(182.6)	-
Non-cash extinguishment of debt	17.4	(8.2)
Cash (discount) / charge related to extinguishment of debt	(18.2)	170.5
Amortization of deferred financing costs	17.4	19.6
Contingent consideration adjustments, including accretion	(113.1)	(51.6)
Other, net	0.5	(18.2)
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	17.0	(138.5)
Decrease / (increase) in inventories	(136.2)	(107.7)
Decrease / (increase) in prepaid expenses and other current assets	(5.4)	45.8
Increase / (decrease) in accounts payable and accrued expenses	(46.1)	(356.3)
Increase / (decrease) in income and other taxes payable	415.5	646.1
Increase / (decrease) in other assets and liabilities	(74.0)	4.0
Net cash provided by operating activities	4,141.5	3,995.5
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(165.1)	(234.0)
Additions to product rights and other intangibles	-	(604.3)
Additions to investments	(1,456.4)	(8,433.8)
Proceeds from sale of investments and other assets	6,201.3	14,474.4
Payments to settle Teva related matters	(466.0)	-
Proceeds from sales of property, plant and equipment	24.6	5.8
Acquisitions of businesses, net of cash acquired	-	(5,290.4)
Net cash provided by / (used in) investing activities	4,138.4	(82.3)
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness, including credit facility	717.2	3,025.0
Proceeds from forward sale of Teva securities	465.5	-
Debt issuance and other financing costs	-	(17.5)
Payments on debt, including capital lease obligations and credit facility	(7,115.9)	(5,579.2)
Cash charge related to extinguishment of debt	-	(170.5)
Proceeds from stock plans	98.2	167.2
Payments of contingent consideration and other financing	(21.7)	(515.2)
Payments to settle Teva related matters	(234.0)	-
Repurchase of ordinary shares	(2,023.5)	(36.4)
Dividends paid	(808.1)	(917.0)
Net cash (used in) financing activities	(8,922.3)	(4,043.6)
Effect of currency exchange rate changes on cash and cash equivalents	13.1	19.1
Net (decrease) in cash and cash equivalents	(629.3)	(111.3)
Cash and cash equivalents at beginning of period	1,817.2	1,724.0
Cash and cash equivalents at end of period	$1,187.9	$1,612.7
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Income taxes other, net of refunds	$510.1	$(173.6)
Interest	$817.6	$988.8
Schedule of Non-Cash Investing and Financing Activities:
Conversion of mandatory convertible preferred shares	$4,929.7	$-
Settlement of Teva Shares	$465.5	$-
Settlement of secured financing	$(465.5)	$-
Non-cash equity issuance for the acquisition of Zeltiq net assets	$-	$8.5
Deferred consideration for the acquisition of Zeltiq	$-	$13.5
Dividends accrued	$1.4	$24.6

See accompanying Notes to the Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,185.9	$1,816.3
Marketable securities	22.0	4,632.1
Accounts receivable, net	2,826.7	2,899.0
Receivables from Parents	795.7	5,797.4
Inventories	894.6	904.5
Current assets held for sale	7.3
Prepaid expenses and other current assets	800.6	1,123.0
Total current assets	6,532.8	17,172.3
Property, plant and equipment, net	1,756.6	1,785.4
Investments and other assets	302.8	267.9
Non current receivables from Parents	9,046.8	3,964.0
Non current assets held for sale	169.7	81.6
Deferred tax assets	989.4	316.0
Product rights and other intangibles	48,127.4	54,648.3
Goodwill	49,456.4	49,862.9
Total assets	$116,381.9	$128,098.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,693.2	$5,515.6
Payables to Parents	2,430.2	2,340.6
Income taxes payable	185.6	74.9
Current portion of long-term debt and capital leases	1,351.6	4,231.8
Total current liabilities	8,660.6	12,162.9
Long-term debt and capital leases	22,231.8	25,843.5
Other long-term liabilities	752.1	886.9
Other taxes payable	1,575.1	1,573.5
Deferred tax liabilities	5,225.4	6,349.4
Total liabilities	38,445.0	46,816.2
Commitments and contingencies (Refer to Note 19)
Equity:
Members' capital	72,935.1	72,935.1
Retained earnings	3,484.5	6,410.4
Accumulated other comprehensive income	1,504.2	1,920.7
Total members’ equity	77,923.8	81,266.2
Noncontrolling interest	13.1	16.0
Total equity	77,936.9	81,282.2
Total liabilities and equity	$116,381.9	$128,098.4

See accompanying Notes to the Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues	$3,911.4	$4,034.3	$11,707.7	$11,614.6
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	596.8	586.5	1,601.4	1,587.1
Research and development	424.2	442.6	1,588.1	1,691.9
Selling and marketing	755.6	832.8	2,409.0	2,637.1
General and administrative	272.4	277.2	866.0	1,039.2
Amortization	1,588.5	1,781.0	4,983.2	5,274.9
In-process research and development impairments	-	202.0	798.0	1,245.3
Asset sales and impairments, net	(0.4)	3,874.8	272.3	3,896.2
Total operating expenses	3,637.1	7,996.9	12,518.0	17,371.7
Operating income / (loss)	274.3	(3,962.6)	(810.3)	(5,757.1)

Interest income	77.3	37.9	219.4	126.5
Interest (expense)	(220.4)	(265.2)	(701.0)	(832.3)
Other income / (expense), net	130.0	(1,310.3)	266.6	(3,366.6)
Total other (expense), net	(13.1)	(1,537.6)	(215.0)	(4,072.4)
Income / (loss) before income taxes and noncontrolling interest	261.2	(5,500.2)	(1,025.3)	(9,829.5)
Provision / (benefit) for income taxes	208.3	(1,638.8)	(479.1)	(2,752.1)
Net income / (loss) from continuing operations, net of tax	52.9	(3,861.4)	(546.2)	(7,077.4)
(Loss) from discontinued operations, net of tax	-	(6.1)	-	(17.6)
Net income / (loss)	52.9	(3,867.5)	(546.2)	(7,095.0)
(Income) attributable to noncontrolling interest	(1.6)	(1.7)	(6.2)	(4.7)
Net income / (loss) attributable to members	$51.3	$(3,869.2)	$(552.4)	$(7,099.7)

See accompanying Notes to the Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

(Unaudited; in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income / (loss)	$52.9	$(3,867.5)	$(546.2)	$(7,095.0)
Other comprehensive (loss) / income
Foreign currency translation (losses) / gains	(87.3)	280.8	(352.1)	1,141.2
Net impact of other-than-temporary loss on investment in Teva securities	-	(207.7)	-	1,599.4
Unrealized (losses) / gains, net of tax	(1.4)	13.1	(1.4)	9.0
Impact of ASU No. 2016-01, net of tax	-	-	(63.0)	-
Total other comprehensive (loss) / income, net of tax	(88.7)	86.2	(416.5)	2,749.6
Comprehensive (loss)	(35.8)	(3,781.3)	(962.7)	(4,345.4)
Comprehensive (income) attributable to noncontrolling interest	(1.6)	(1.7)	(6.2)	(4.7)
Comprehensive (loss) attributable to members	$(37.4)	$(3,783.0)	$(968.9)	$(4,350.1)

See accompanying Notes to the Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities:
Net (loss)	$(546.2)	$(7,095.0)
Reconciliation to net cash provided by operating activities:
Depreciation	149.7	123.2
Amortization	4,983.2	5,274.9
Provision for inventory reserve	74.9	77.3
Share-based compensation	185.2	220.8
Deferred income tax benefit	(1,362.8)	(3,205.3)
In-process research and development impairments	798.0	1,245.3
Loss on asset sales and impairments, net	272.3	3,896.2
Net income impact of other-than-temporary loss on investment in Teva securities	-	3,273.5
Gain on sale of Teva securities, net	(60.9)	-
Amortization of inventory step up	-	126.2
Gain on sale of business	(182.6)	-
Non-cash extinguishment of debt	17.4	(8.2)
Cash (discount) / charge related to extinguishment of debt	(18.2)	170.5
Amortization of deferred financing costs	17.4	19.6
Contingent consideration adjustments, including accretion	(113.1)	(51.6)
Other, net	0.5	(18.2)
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	17.0	(138.5)
Decrease / (increase) in inventories	(136.2)	(107.7)
Decrease / (increase) in prepaid expenses and other current assets	(4.5)	47.4
Increase / (decrease) in accounts payable and accrued expenses	(43.7)	(330.7)
Increase / (decrease) in income and other taxes payable	415.5	646.1
Increase / (decrease) in other assets and liabilities, including receivable / payable with Parents	(257.7)	(32.9)
Net cash provided by operating activities	4,205.2	4,132.9
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(165.1)	(234.0)
Additions to product rights and other intangibles	-	(604.3)
Additions to investments	(1,456.4)	(8,433.8)
Proceeds from sale of investments and other assets	6,201.3	14,474.4
Payments to settle Teva related matters	(466.0)	-
Proceeds from sales of property, plant and equipment	24.6	5.8
Acquisitions of businesses, net of cash acquired	-	(5,290.4)
Net cash provided by / (used in) investing activities	4,138.4	(82.3)
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness, including credit facility	717.2	3,025.0
Proceeds from forward sale of Teva securities	465.5	-
Debt issuance and other financing costs	-	(17.5)
Payments on debt, including capital lease obligations and credit facility	(7,115.9)	(5,579.2)
Cash charge related to extinguishment of debt	-	(170.5)
Payments of contingent consideration and other financing	(21.7)	(515.2)
Payments to settle Teva related matters	(234.0)	-
Dividends to Parents	(2,798.2)	(917.0)
Net cash (used in) financing activities	(8,987.1)	(4,174.4)
Effect of currency exchange rate changes on cash and cash equivalents	13.1	19.1
Net (decrease) in cash and cash equivalents	(630.4)	(104.7)
Cash and cash equivalents at beginning of period	1,816.3	1,713.2
Cash and cash equivalents at end of period	$1,185.9	$1,608.5
Schedule of Non-Cash Investing and Financing Activities:
Settlement of Teva Shares	$465.5	$-
Settlement of secured financing	$(465.5)	$-
Non-cash dividends to Parents	$-	$4,203.9

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

NOTE 2 — Reconciliation of Warner Chilcott Limited results to Allergan plc results

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

	As of September 30, 2018			As of December 31, 2017
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
Cash and cash equivalents	$1,187.9	$1,185.9	$2.0	$1,817.2	$1,816.3	$0.9
Accounts receivable, net	2,826.9	2,826.7	0.2	2,899.0	2,899.0	-
Prepaid expenses and other current assets	801.5	800.6	0.9	1,123.9	1,123.0	0.9
Deferred tax assets	989.4	989.4	-	319.1	316.0	3.1
Accounts payable and accrued liabilities	4,695.6	4,693.2	2.4	5,541.4	5,515.6	25.8
Income taxes payable	184.7	185.6	(0.9)	74.9	74.9	-
Other taxes payables	1,580.5	1,575.1	5.4	1,573.9	1,573.5	0.4
Deferred tax liabilities	5,225.3	5,225.4	(0.1)	6,352.4	6,349.4	3.0
Total equity	70,520.9	77,936.9	(7,416.0)	73,837.1	81,282.2	(7,445.1)

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
General and administrative expenses	$289.2	$272.4	$16.8	$919.2	$866.0	$53.2
Operating income / (loss)	257.5	274.3	(16.8)	(863.5)	(810.3)	(53.2)
Interest income	10.0	77.3	(67.3)	33.6	219.4	(185.8)
Income / (loss) before income taxes and noncontrolling interest	177.1	261.2	(84.1)	(1,264.3)	(1,025.3)	(239.0)
Provision / (benefit) for income taxes	213.4	208.3	5.1	(474.0)	(479.1)	5.1
Net (loss) / income from continuing operations, net of tax	(36.3)	52.9	(89.2)	(790.3)	(546.2)	(244.1)
Net (loss) / income	(36.3)	52.9	(89.2)	(790.3)	(546.2)	(244.1)
Dividends on preferred shares	-	-	-	46.4	-	46.4
Net (loss) / income attributable to ordinary shareholders/members	(37.9)	51.3	(89.2)	(842.9)	(552.4)	(290.5)

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
General and administrative expenses	$336.9	$277.2	$59.7	$1,112.8	$1,039.2	$73.6
Operating (loss)	(4,022.3)	(3,962.6)	(59.7)	(5,830.7)	(5,757.1)	(73.6)
Interest income	11.1	37.9	(26.8)	53.0	126.5	(73.5)
(Loss) before income taxes and noncontrolling interest	(5,586.7)	(5,500.2)	(86.5)	(9,976.6)	(9,829.5)	(147.1)
Net (loss) from continuing operations, net of tax	(3,947.9)	(3,861.4)	(86.5)	(7,224.5)	(7,077.4)	(147.1)
Net (loss)	(3,954.0)	(3,867.5)	(86.5)	(7,242.1)	(7,095.0)	(147.1)
Dividends on preferred shares	69.6	-	69.6	208.8	-	208.8
Net (loss) attributable to ordinary shareholders/members	(4,025.3)	(3,869.2)	(156.1)	(7,455.6)	(7,099.7)	(355.9)

The differences between general and administrative expenses in the three and nine months ended September 30, 2018 and 2017 were due to corporate related expenses incurred by Allergan plc.  The differences in total equity were due to historical differences in the results of operations of the companies and differences in equity awards.

As of September 30, 2018 and December 31, 2017, Warner Chilcott Limited had $0.8 billion and $5.8 billion, respectively, in Receivables from the Parents. As of September 30, 2018 and December 31, 2017, Warner Chilcott Limited had $9.0 billion and $4.0 billion, respectively, in Non-current Receivables from the Parents.  These Receivables related to intercompany loans between Allergan plc and subsidiaries of Warner Chilcott Limited.  These loans are interest-bearing loans with varying term dates and cause a difference in interest income between the two entities.  Based on planned changes in the expected method of settlement of the Parent company receivables arising during the third quarter of 2018, the Company reclassified approximately $5.0 billion from current to long-term.

NOTE 3 — Summary of Significant Accounting Policies

The following are interim updates to certain of the policies described in “Note 4” of the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2017 included in the Annual Report.

Implementation of New Guidance

On January 1, 2018, we adopted ASU No. 2014-09, "Revenue from Contracts with Customers" (“Topic 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting practices.  The impact to revenues for the three and nine months ended September 30, 2018 was not significant as a result of the adoption.  The adoption of this guidance does not have a material impact on the Company’s financial position or results of operations as the Company’s sales primarily are governed by standard bill and ship terms of pharmaceutical products to customers.

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

On January 1, 2018, the Company adopted ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. This standard amends and adjusts how cash receipts and cash payments are presented and classified in the statement of cash flows. As a result of the guidance, the Company retrospectively applied the standard which resulted in a reclassification of debt extinguishment costs from cash flows from operating activities to cash flows from financing activities.  As a result of the application of the guidance, cash flows from operating activities increased by $170.5 million and cash flows from financing activities decreased by $170.5 million in the nine months ended September 30, 2017.  Cash flows from operating activities will increase by $205.6 million and cash flows from financing activities will decrease by $205.6 million for the year ended December 31, 2017.

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

On July 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging (Topic 815) — Targeted Improvements to Accounting for Hedging Activities, which now better aligns the Company’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments also make certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness on a prospective basis. After the adoption, the Company will present the entire change in fair value of a hedging instrument in the same income statement line item(s) as the earnings effect of the hedged item when that hedged item affects earnings.

Revenue Recognition

General

Topic 606 provides that revenues are recognized when control of the promised goods under a contract is transferred to a customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods as specified in the underlying terms with the customer. The Company warrants products against defects and for specific quality standards, permitting the return of products under certain circumstances. Product sales are recorded net of all sales-related deductions including, but not limited to: chargebacks, trade discounts, commercial and government rebates, customer loyalty programs, fee-for-service arrangements with certain distributors, returns, and other allowances which we refer to in the aggregate as sales returns and allowances (“SRA”).

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

Determining the Transaction Price

The Company offers discounts and rebates to certain customers who participate in various programs that are referred to as SRA allowances as described further below in the section “Provisions for SRAs”. Such discounting and rebating activity is included as part of the Company’s estimate of the transaction price and is accounted for as a reduction to gross sales. At time of sale, the Company records the related SRA adjustments. The Company performs validation activities each period to assess the adequacy of the liability or contra receivable estimates recorded to reflect actual activity and will adjust the reserve balances accordingly.

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

The following table summarizes the activity from continuing operations in the Company’s major categories of SRA ($ in millions):

	Chargebacks	Rebates	Returns and Other Allowances	Cash Discounts	Total
Balance at December 31, 2017	$77.2	$1,799.2	$517.6	$36.5	$2,430.5
Provision related to sales in 2018	834.9	3,943.8	1,320.5	237.8	6,337.0
Credits and payments	(851.0)	(3,887.9)	(1,269.0)	(243.1)	(6,251.0)
Balance at September 30, 2018	$61.1	$1,855.1	$569.1	$31.2	$2,516.5
Contra accounts receivable at September 30, 2018	$61.1	$66.1	$58.6	$31.2	$217.0
Accounts payable and accrued expenses at September 30, 2018	$-	$1,789.0	$510.5	$-	$2,299.5

The following table summarizes the balance sheet classification of our SRA reserves ($ in millions):

	September 30, 2018	December 31, 2017
Contra accounts receivable	$217.0	$250.6
Accounts payable and accrued expenses	2,299.5	2,179.9
Total	$2,516.5	$2,430.5

The SRA provisions recorded to reduce gross product sales to net product sales, excluding discontinued operations, were as follows ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gross product sales	$6,054.3	$5,994.9	$17,765.9	$17,265.7
Provisions to reduce gross product sales to net product sales	(2,214.6)	(2,044.6)	(6,337.0)	(5,914.5)
Net product sales	$3,839.7	$3,950.3	$11,428.9	$11,351.2
Percentage of SRA provisions to gross sales	36.6%	34.1%	35.7%	34.3%

Collectability Assessment

At the time of contract inception or customer account set-up, the Company performs a collectability assessment on the creditworthiness of such customer. The Company assesses the probability that the Company will collect the consideration to which it will be entitled in exchange for the goods sold. In evaluating collectability, the Company considers the customer’s ability and intention to pay consideration when it is due. On a recurring basis, the Company estimates the amount of receivables considered uncollectible after sale to the customer to reflect allowances for doubtful accounts.

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

Of the Reporting Units tested, the Company’s US Eye Care Reporting Unit, which is a component of its US Specialized Therapeutics Segment and has an allocated goodwill balance of $9,824.8 million, and its General Medicine Reporting Unit, are the most sensitive to a change in future valuation assumptions.  These Reporting Units had the lowest level of headroom between the carrying value of the Reporting Unit and the fair value of the Reporting Unit.  While management believes the assumptions used are reasonable and commensurate with the views of a market participant, changes in key assumptions for these Reporting Units, including increasing the discount rate, lowering revenue forecasts, lowering the operating margin or lowering the long-term growth rate, could result in a future impairment.

The Company performed its annual IPR&D impairment test in the second quarter of 2018.  Refer to “NOTE 11 – Goodwill, Product Rights and Other Intangible Assets” for details of the impairments identified by the Company.

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

A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following ($ in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net (loss):
Net (loss) attributable to ordinary shareholders excluding income from discontinued operations, net of tax	$(37.9)	$(4,019.2)	$(842.9)	$(7,438.0)
(Loss) from discontinued operations, net of tax	-	(6.1)	-	(17.6)
Net (loss) attributable to ordinary shareholders	$(37.9)	$(4,025.3)	$(842.9)	$(7,455.6)

Basic weighted average ordinary shares outstanding	339.0	333.5	337.6	334.6

Basic EPS:
Continuing operations	$(0.11)	$(12.05)	$(2.50)	$(22.23)
Discontinued operations	$-	$(0.02)	$-	$(0.05)
Net (loss) per share	$(0.11)	$(12.07)	$(2.50)	$(22.28)

Dividends per ordinary share	$0.72	$0.70	$2.16	$2.10

Diluted weighted average ordinary shares outstanding	339.0	333.5	337.6	334.6

Diluted EPS:
Continuing operations	$(0.11)	$(12.05)	$(2.50)	$(22.23)
Discontinued operations	$-	$(0.02)	$-	$(0.05)
Net (loss) per share	$(0.11)	$(12.07)	$(2.50)	$(22.28)

Stock awards to purchase 2.7 million and 2.3 million ordinary shares for the three and nine months ended September 30, 2018, respectively, were outstanding, but not included in the computation of diluted EPS, because the awards were anti-dilutive.  Stock awards to purchase 3.7 million and 4.2 million ordinary shares for the three and nine months ended September 30, 2017, respectively, were outstanding, but not included in the computation of diluted EPS, because the awards were anti-dilutive.

The weighted average impact of ordinary share equivalents of 3.9 million for the nine months ended September 30, 2018, which would result from the mandatory conversion of the Company’s preferred shares at the beginning of the period, were not included in the calculation of diluted EPS as their impact would be anti-dilutive.  The Company’s preferred shares were converted to ordinary shares on March 1, 2018.  The weighted average impact of ordinary share equivalents of 17.7 million for the three and nine months ended September 30, 2017, which were anticipated to result from the mandatory conversion of the Company’s preferred shares were not included in the calculation of diluted EPS as their impact would be anti-dilutive.

During the three and nine months ended September 30, 2018, the Company repurchased shares under its share repurchase programs.  The impact of the 2.4 million and 12.0 million shares repurchased in the three and nine months ended September 30, 2018 on basic EPS was 0.5 million and 7.2 million, respectively.

Refer to “NOTE 15 –Shareholders’ Equity” for further discussion on the Company’s share repurchase programs.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets including trade receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company evaluated the impact of this pronouncement and concluded that the guidance is not expected to have a material impact on our financial position and results of operations.
In March 2017, The FASB issued ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date, but does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  The amendments are effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Entities are required to apply the amendments on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The entity is required to provide disclosures about a change in accounting principle in the period of adoption. The Company evaluated the impact of these amendments and the guidance is not expected to have a material impact on our financial position and results of operations.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), relating to a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by a vendor (i.e., a service contract). Under the new guidance, a customer will apply the same criteria for capitalizing implementation costs as it would for an arrangement that has a software license.  The new guidance also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense, and requires additional quantitative and qualitative disclosures. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application is permitted.  The Company can choose to adopt the new guidance (1) prospectively to eligible costs incurred on or after the date this guidance is first applied or (2) retrospectively. The Company is evaluating the impact, if any, that this pronouncement will have on our financial position and results of operations.

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) – Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The revisions to the disclosure requirements affect only the year-end financial statements of plan sponsors, as there are no changes related to interim financial statements. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is permitted.  The ASU provisions will be applied on a retrospective basis to all periods presented.  The Company determined that the prior year amounts are immaterial.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which removes, adds and modifies certain disclosure requirements for fair value measurements in Topic 820. The Company will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and the valuation processes of Level 3 fair value measurements. However, the Company will be required to additionally disclose the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements, and the range and weighted average of assumptions used to develop significant unobservable inputs for Level 3 fair value measurements. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  The amendments relating to additional disclosure requirements will be applied prospectively for only the most recent interim or annual period presented in the initial year of adoption. All other amendments will be applied retrospectively to all periods presented upon their effective date. The Company is permitted to early adopt either the entire ASU or only the provisions that eliminate or modify the requirements.

NOTE 4 — Acquisitions and Other Agreements

2018 Transactions

The following are the significant transactions that were completed or announced in the nine months ended September 30, 2018.

Held for Sale

As of June 30, 2018, the Company determined that certain assets related to Rhofade® were deemed held for sale based on the Company’s intention and ability to dispose of the related assets.  As a result, the Company recorded an impairment of $252.0 million during the three months ended June 30, 2018 to reflect the anticipated sale value and reclassified the “product rights and other intangibles, net” balance of $130.5 million to “non-current assets held for sale.”  On October 15, 2018, the Company entered into a definitive asset purchase agreement with Aclaris Therapeutics, Inc. to sell the worldwide rights to Rhofade®.  This transaction, which is subject to customary closing conditions, including certain governmental regulatory clearances, is expected to close in the fourth quarter of 2018.  Under the terms of the agreement, the purchase price includes an upfront cash payment of $65.0 million at closing, a potential development milestone payment for an additional dermatology product, and tiered payments based on annual net sales of Rhofade® and the potential additional product with a fair value of approximately $65.0 million.

BonTi, Inc.

On October 24, 2018, the Company acquired BonTi, Inc. (“BonTi”), a privately held clinical-stage biotechnology company focused on the development and commercialization of novel, fast-acting neurotoxin programs for aesthetic and therapeutic applications, for $195.0 million upfront plus contingent consideration of up to $90.0 million.  This transaction was agreed to in the nine months ended September 30, 2018 and we expect to treat this transaction as an asset acquisition.

Almirall, S.A.

On September 20, 2018, the Company completed the sale of five medical dermatology products (Aczone®, Tazorac®, Azelex®, Cordran® Tape and Seysara™) in the U.S. to Almirall, S.A.  Allergan concluded that these assets constituted a business.  As part of the sale, the Company received cash consideration of $550.0 million and is eligible to receive a contingent payment of up to an additional $100.0 million in the event that net sales of the divested products in a specified calendar year exceed a sales target, to which no fair value has been ascribed.  As a result of this transaction, the Company recorded the following ($ in millions):

Purchase Price	$550.0

Assets sold
Intangible assets	$205.4
Goodwill	184.0
Other assets	31.0
Net assets sold	$420.4

Net gain included as a component of Other income / (expense), net	$129.6

Elastagen Pty Ltd

On April 6, 2018, the Company completed the acquisition of Elastagen Pty Ltd, which was accounted for as an asset acquisition as the purchase primarily related to one asset.  An upfront expense of $96.1 million was expensed as a component of R&D during the nine months ended September 30, 2018.  Under the terms of the agreement, Elastagen Pty Ltd is eligible to receive additional contingent consideration of up to $165.0 million.

Repros Therapeutics, Inc.

On January 31, 2018, the Company completed the acquisition of Repros Therapeutics, Inc., which was accounted for as an asset acquisition as the purchase primarily related to one asset.  A net charge of $33.2 million was expensed as a component of R&D during the nine months ended September 30, 2018.

2017 Acquisitions with Purchase Accounting Finalized in 2018

ZELTIQ® Aesthetics, Inc.

On April 28, 2017, the Company acquired Zeltiq® Aesthetics, Inc. (“Zeltiq”) for an acquisition accounting purchase price of $2,405.4 million (the “Zeltiq Acquisition”). Zeltiq was focused on developing and commercializing products utilizing its proprietary controlled-cooling technology platform (Coolsculpting®). The Zeltiq Acquisition combined Zeltiq’s body contouring business with the Company’s leading portfolio of medical aesthetics.

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

Inventories

The fair value of inventories acquired included an acquisition accounting fair market value step-up of $22.9 million which was recognized as a component of cost of sales as the inventory acquired was sold to the Company’s customers in the year ended December 31, 2017, including $11.0 million and $22.9 million, respectively, in the three and nine months ended September 30, 2017.

Deferred Tax Liabilities

Deferred tax liabilities result from identifiable intangible assets’ fair value adjustments. These adjustments create excess book basis over tax basis which is tax-affected by the statutory tax rates of applicable jurisdictions.

NOTE 5 — Discontinued Operations

Global Generics Business

On July 27, 2015, the Company announced that it entered into a divestiture agreement for our global generics business and certain other assets to Teva Pharmaceutical Industries Ltd. (“Teva”) (the “Teva Transaction”), which closed on August 2, 2016.  On October 3, 2016, the Company completed the divestiture of the Anda Distribution business to Teva for $500.0 million.  The Company recognized a combined gain on the sale of the Anda Distribution business and the sale of the global generics business of $15,932.2 million in the twelve months ended December 31, 2016.

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

NOTE 6 – Other Income / (Expense)

Other income / (expense), net consisted of the following ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Teva Share Activity	$-	$(1,295.5)	$60.9	$(3,273.5)
Sale of business	129.6	-	182.6	-
Debt extinguishment other	(8.3)	-	0.8	-
Debt extinguishment costs as part of the debt tender offer	-	-	-	(161.5)
Dividend income	-	8.5	-	76.7
Naurex recovery	-	-	-	20.0
Other income / (expense), net	8.7	(23.3)	22.3	(28.3)
Other income / (expense), net	$130.0	$(1,310.3)	$266.6	$(3,366.6)

Teva Share Activity

During the nine months ended September 30, 2018, the Company recorded the following movements in its investment in Teva securities (defined herein as “Teva Share Activity”) ($ in millions except per share information):

	Shares	Carrying Value per Share	Market Price		Proceeds Received	Value of Marketable Securities	Unrealized Gain / (Loss) as a Component of Other Comprehensive Income	Gain / (Loss) Recognized in Other Income/ (Expense), Net	Derivative Instrument (Liability)/ Asset	Retained Earnings
Teva securities as of December 31, 2017	95.9	$17.60	$18.95		n.a.	$1,817.7	$129.3	$-	$(62.9)	$-
Impact of ASU No. 2016-01 during the three months ended March 31, 2018	-	-	-		-	-	(129.3)	-	-	129.3
Settlement of initial accelerated share repurchase ("ASR"), net during the three months ended March 31, 2018	(25.0)	18.95	16.53	*	413.3	(473.8)	-	2.5	62.9	-
Settlement of forward sale entered into during the three months ended March 31, 2018, net	(25.0)	17.09	18.61	**	465.5	(427.3)	-	38.2	-	-
Open market sales during the nine months ended September 30, 2018	(45.9)	n.a.	20.41		936.7	(916.6)	-	20.2	-	-
Teva securities as of and for the nine months ended September 30, 2018	-	$-	$-		$1,815.5	$-	$-	$60.9	$-	$129.3

* Market price represents average price over the life of the contract. On the January 17, 2018 settlement date, the closing stock price of Teva securities was $21.48.
** Market price represents average price over the life of the contract. On the May 7, 2018 settlement date, the closing stock price of Teva securities was $18.62.

During the three and nine months ended September 30, 2017, the Company recorded the following movements in its investment in Teva securities ($ in millions except per share information):

	Shares	Carrying Value per Share	Market Price	Discount	Movement in the Value of Marketable Securities	Unrealized Gain / (Loss) as a Component of Other Comprehensive Income	(Loss) Recognized in Other Income/ (Expense), Net
Teva securities as of December 31, 2016	100.3	$53.39	$36.25	5.4%	$3,439.2	$(1,599.4)	$-
Other-than-temporary impairment recognized at March 31, 2017	100.3	32.09	32.09	4.9%	(378.6)	1,599.4	(1,978.0)
Other fair value movements during the three months ended June 30, 2017	100.3	32.09	33.22	1.9%	207.8	207.8	-
Teva securities as of and for the six months ended June 30, 2017	100.3	$32.09	$33.22	1.9%	$3,268.4	$207.8	$(1,978.0)
Other-than-temporary impairment recognized at September 30, 2017	100.3	17.60	17.60	0.0%	(1,503.3)	(207.8)	(1,295.5)
Teva securities as of and for the nine months ended September 30, 2017	100.3	$17.60	$17.60	0.0%	$1,765.1	$-	$(3,273.5)

The Teva stock price was discounted due to the lack of marketability.

Sale of Business

During the three and nine months ended September 30, 2018, the Company recorded a net gain of $129.6 million as a result of the sale of five medical dermatology products to Almirall, S.A.

During the nine months ended September 30, 2018, the Company completed the sale of a non-strategic asset group held for sale as of December 31, 2017, which was deemed a business based on the applicable guidance at the time, for $55.0 million in cash plus deferred consideration of $20.0 million.  As a result of this transaction, the Company recognized a gain of $53.0 million.

Debt Extinguishment Other

During the three and nine months ended September 30, 2018, the Company repurchased $1,767.2 million and $2,223.1 million, respectively, of senior notes in the open market.  During the three months ended September 30, 2018, as a result of the debt extinguishment, the Company recognized a net loss of $8.3 million within “other income / (expense), net” for the discount received upon repurchase of $5.1 million, offset by the non-cash write-off of premiums and debt fees related to the repaid notes of $13.4 million.  During the nine months ended September 30, 2018, as a result of the debt extinguishment, the Company recognized a net gain of $0.8 million within “other income / (expense), net” for the discount received upon repurchase of $18.2 million, offset by the non-cash write-off of premiums and debt fees related to the repaid notes of $17.4 million.

During the three and nine months ended September 30, 2018, the Company redeemed and retired the following senior notes ($ in millions):

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
Tranche	Face Value Retired	Cash Paid for Retirement	Face Value Retired	Cash Paid for Retirement	Remaining Value at September 30, 2018
2.450% due 2019	$-	$-	$8.8	$8.8	$491.2
3.000% due 2020	408.6	407.8	449.3	448.4	3,050.6
3.450% due 2022	-	-	59.5	58.6	2,940.5
3.850% due 2024	52.1	52.0	63.3	62.9	1,136.7
3.800% due 2025	787.5	784.4	872.5	867.0	3,127.5
4.550% due 2035	345.0	344.7	460.0	454.8	2,040.0
4.850% due 2044	140.1	139.5	199.1	196.8	1,300.9
4.750% due 2045	33.9	33.7	110.6	107.6	1,089.4
Total	$1,767.2	$1,762.1	$2,223.1	$2,204.9	$15,176.8

Allergan has repurchased and retired an additional $388.0 million face value of senior notes through open market purchases between October 1, 2018 and October 26, 2018 (inclusive).

Debt Extinguishment Costs as Part of the Debt Tender Offer

On May 30, 2017, the Company completed the repurchase of certain debt securities issued for cash under a previously announced tender offer.  During the nine months ended September 30, 2017, as a result of the debt extinguishment, the Company recognized a loss of $161.5 million, within “Other income / (expense)” for the early tender payment and non-cash write-off of premiums and debt fees related to the repurchased notes, including $170.5 million of a make-whole premium.

Dividend Income

During the three and nine months ended September 30, 2017, the Company received dividend income of $8.5 million and $76.7 million, respectively, on the 100.3 million Teva ordinary shares acquired as a result of the Teva Transaction.  On February 8, 2018, Teva suspended all dividends on ordinary shares.

Naurex Recovery

On August 28, 2015, the Company acquired certain products in early stage development of Naurex, Inc. (“Naurex”) in an all-cash transaction, which was accounted for as an asset acquisition.  The Company received a purchase price reduction of $20.0 million in the nine months ended September 30, 2017 based on the settlement of an open contract dispute.

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

	2018 Grants	2017 Grants
Dividend yield	1.5 - 1.9%	1.2%
Expected volatility	27.0%	27.0%
Risk-free interest rate	2.2 - 2.9%	2.0 - 2.3%
Expected term (years)	7.0	7.0

Share-Based Compensation Expense

Share-based compensation expense recognized in the Company’s results of operations for the three and nine months ended September 30, 2018 and 2017 was as follows ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Equity-based compensation awards	$57.8	$72.3	$185.2	$220.8
Cash-settled awards in connection with the Zeltiq Acquisition	-	-	-	31.5
Non-equity settled awards other	-	(32.6)	-	(19.5)
Total share-based compensation expense	$57.8	$39.7	$185.2	$232.8

In the three months ended September 30, 2017, the income in non-equity settled awards other was due to an actuarial reversal of $32.6 million based on the decline of the total shareholder return metrics.  These awards are cash-settled and fair valued based on a pre-determined total shareholder return metric.

Included in the share-based compensation awards for the three and nine months ended September 30, 2018 and 2017 is the impact of accelerations and step-ups relating to the acquisition accounting treatment of outstanding awards acquired in the Zeltiq Acquisition, the acquisition of Allergan, Inc. (the “Allergan Acquisition”), and the acquisition of Forest Laboratories, Inc. (the “Forest Acquisition”) as follows ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Zeltiq Acquisition	$1.4	$5.8	$7.9	$43.5
Allergan Acquisition	1.1	9.7	7.8	37.5
Forest Acquisition	-	1.5	-	9.0
Total	$2.5	$17.0	$15.7	$90.0

Unrecognized future share-based compensation expense was $368.5 million as of September 30, 2018, including $13.0 million from the Zeltiq Acquisition. This amount will be recognized as an expense over a remaining weighted average period of 1.5 years. Share-based compensation is being amortized and charged to operations over the same period as the restrictions are eliminated for the participants, which is generally on a straight-line basis.

Share Activity

The following is a summary of equity award activity for unvested restricted stock and stock units in the period from December 31, 2017 through September 30, 2018 (in millions, except per share data):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Grant Date Fair Value
Restricted shares / units outstanding at December 31, 2017	2.0	$237.72	1.8	$484.1
Granted	1.4	146.71		201.0
Vested	(0.5)	241.86		(133.0)
Forfeited	(0.3)	205.94		(56.7)
Restricted shares / units outstanding at September 30, 2018	2.6	191.94	1.8	$495.4

The following is a summary of equity award activity for non-qualified options to purchase ordinary shares in the period from December 31, 2017 through September 30, 2018 (in millions, except per share data):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2017	7.3	$120.94	5.2	$312.7
Granted	0.2	151.27
Exercised	(0.9)	103.25
Cancelled	(0.1)	244.70
Outstanding, vested and expected to vest at September, 2018	6.5	$122.82	4.6	$436.7

NOTE 8 — Reportable Segments

The Company’s businesses are organized into the following segments: US Specialized Therapeutics, US General Medicine and International. In addition, certain revenues and shared costs, and the results of corporate initiatives, are managed outside of the three segments.

The operating segments are organized as follows:

•

The US Specialized Therapeutics segment includes sales and expenses relating to branded products within the U.S., including Medical Aesthetics, Medical Dermatology through September 20, 2018, Eye Care, and Neuroscience and Urology therapeutic products.

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

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the three and nine months ended September 30, 2018 and 2017 ($ in millions):

	Three Months Ended September 30, 2018
	US Specialized Therapeutics	US General Medicine	International	Total
Net revenues	$1,706.2	$1,381.3	$821.6	$3,909.1

Operating expenses:
Cost of sales(1)	143.0	219.6	130.7	493.3
Selling and marketing	313.7	233.2	206.0	752.9
General and administrative	47.3	37.7	35.1	120.1
Segment contribution	$1,202.2	$890.8	$449.8	$2,542.8
Contribution margin	70.5%	64.5%	54.7%	65.0%
Corporate(2)				273.0
Research and development				424.2
Amortization				1,588.5
In-process research and development impairments				-
Asset sales and impairments, net				(0.4)
Operating income				$257.5
Operating margin				6.6%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Corporate includes net revenues of $2.3 million.

	Nine Months Ended September 30, 2018
	US Specialized Therapeutics	US General Medicine	International	Total
Net revenues	$5,111.5	$3,925.0	$2,634.5	$11,671.0

Operating expenses:
Cost of sales(1)	425.9	604.0	391.0	1,420.9
Selling and marketing	970.2	713.5	697.9	2,381.6
General and administrative	145.6	111.3	100.4	357.3
Segment contribution	$3,569.8	$2,496.2	$1,445.2	$7,511.2
Contribution margin	69.8%	63.6%	54.9%	64.4%
Corporate(2)				733.1
Research and development				1,588.1
Amortization				4,983.2
In-process research and development impairments				798.0
Asset sales and impairments, net				272.3
Operating (loss)				$(863.5)
Operating margin				(7.4)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Corporate includes net revenues of $36.7 million.

	Three Months Ended September 30, 2017
	US Specialized Therapeutics	US General Medicine	International	Total
Net revenues	$1,724.8	$1,497.4	$807.8	$4,030.0

Operating expenses:
Cost of sales(1)	131.4	225.5	116.3	473.2
Selling and marketing	353.5	247.7	224.8	826.0
General and administrative	54.8	47.7	28.3	130.8
Segment contribution	$1,185.1	$976.5	$438.4	$2,600.0
Contribution margin	68.7%	65.2%	54.3%	64.5%
Corporate(2)				321.9
Research and development				442.6
Amortization				1,781.0
In-process research and development impairments				202.0
Asset sales and impairments, net				3,874.8
Operating (loss)				$(4,022.3)
Operating margin				(99.8)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Corporate includes net revenues of $4.3 million.

	Nine Months Ended September 30, 2017
	US Specialized Therapeutics	US General Medicine	International	Total
Net revenues	$4,921.8	$4,270.9	$2,403.6	$11,596.3

Operating expenses:
Cost of sales(1)	349.4	623.2	341.6	1,314.2
Selling and marketing	1,040.7	838.3	673.2	2,552.2
General and administrative	149.4	129.7	86.5	365.6
Segment contribution	$3,382.3	$2,679.7	$1,302.3	$7,364.3
Contribution margin	68.7%	62.7%	54.2%	63.5%
Corporate(2)				1,086.7
Research and development				1,691.9
Amortization				5,274.9
In-process research and development impairments				1,245.3
Asset sales and impairments, net				3,896.2
Operating (loss)				$(5,830.7)
Operating margin				(50.3)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Corporate includes net revenues of $18.3 million.

The following table presents our net revenue disaggregated by geography for our international segment for the three and nine months ended September 30, 2018 and 2017 ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Europe	$329.8	$336.6	$1,141.5	$1,041.3
Asia Pacific, Middle East and Africa	272.4	225.5	796.8	673.9
Latin America and Canada	203.3	228.5	646.2	626.9
Other*	16.1	17.2	50.0	61.5
Total International	$821.6	$807.8	$2,634.5	$2,403.6
* Includes royalty and other revenue

The following tables present global net revenues for the top products of the Company as well as a reconciliation of segment revenues to total net revenues for the three and nine months ended September 30, 2018 and 2017 ($ in millions):

	Three Months Ended September 30, 2018
	US Specialized Therapeutics	US General Medicine	International	Total
Botox®	$623.4	$-	$256.3	$879.7
Restasis®	298.0	-	13.6	311.6
Juvederm® Collection	127.2	-	138.6	265.8
Linzess®/Constella®	-	204.8	5.7	210.5
Lumigan®/Ganfort®	78.0	-	94.8	172.8
Bystolic® / Byvalson®	-	151.2	0.5	151.7
Lo Loestrin®	-	141.5	-	141.5
Vraylar™	-	138.0	-	138.0
Alphagan®/Combigan®	95.4	-	40.5	135.9
Eye Drops	54.8	-	66.8	121.6
Alloderm ®	105.8	-	1.0	106.8
Breast Implants	58.2	-	35.6	93.8
Viibryd®/Fetzima®	-	88.5	1.8	90.3
Coolsculpting ® Consumables	55.5	-	14.2	69.7
Zenpep®	-	62.1	-	62.1
Ozurdex ®	28.6	-	25.8	54.4
Carafate ® / Sulcrate ®	-	53.4	0.7	54.1
Canasa®/Salofalk®	-	46.8	4.4	51.2
Armour Thyroid	-	48.0	-	48.0
Viberzi®	-	46.8	0.3	47.1
Asacol®/Delzicol®	-	32.1	10.9	43.0
Coolsculpting ® Systems & Add On Applicators	29.4	-	8.3	37.7
Saphris®	-	36.4	-	36.4
Teflaro®	-	33.4	-	33.4
Namzaric®	-	28.0	-	28.0
Avycaz®	-	24.7	-	24.7
Savella®	-	22.4	-	22.4
Rapaflo®	20.5	-	1.8	22.3
SkinMedica®	19.9	-	1.7	21.6
Aczone®	17.4	-	0.1	17.5
Namenda XR®	-	16.2	-	16.2
Lexapro®	-	15.6	-	15.6
Estrace® Cream	-	14.8	-	14.8
Latisse®	12.3	-	2.0	14.3
Liletta®	-	12.7	-	12.7
Tazorac®	9.3	-	0.2	9.5
Dalvance®	-	9.2	-	9.2
Kybella® / Belkyra®	5.2	-	1.6	6.8
Minastrin® 24	-	0.6	-	0.6
Other	67.3	154.1	94.4	315.8
Total segment revenues	$1,706.2	$1,381.3	$821.6	$3,909.1
Corporate revenues				2.3
Total net revenues				$3,911.4

	Nine Months Ended September 30, 2018
	US Specialized Therapeutics	US General Medicine	International	Total
Botox®	$1,854.4	$-	$777.1	$2,631.5
Restasis®	872.0	-	47.9	919.9
Juvederm® Collection	389.8	-	440.8	830.6
Linzess®/Constella®	-	555.9	17.7	573.6
Lumigan®/Ganfort®	217.8	-	295.7	513.5
Bystolic® / Byvalson®	-	432.1	1.6	433.7
Alphagan®/Combigan®	277.7	-	129.3	407.0
Lo Loestrin®	-	383.9	-	383.9
Eye Drops	154.8	-	208.0	362.8
Vraylar™	-	336.6	-	336.6
Alloderm ®	312.4	-	5.5	317.9
Breast Implants	194.8	-	119.6	314.4
Viibryd®/Fetzima®	-	246.9	4.9	251.8
Ozurdex ®	81.7	-	158.1	239.8
Coolsculpting ® Consumables	180.8	-	40.8	221.6
Zenpep®	-	170.5	-	170.5
Carafate ® / Sulcrate ®	-	163.7	2.1	165.8
Armour Thyroid	-	145.4	-	145.4
Canasa®/Salofalk®	-	130.4	13.1	143.5
Asacol®/Delzicol®	-	102.9	35.0	137.9
Viberzi®	-	127.6	0.7	128.3
Coolsculpting ® Systems & Add On Applicators	99.5	-	21.8	121.3
Saphris®	-	102.9	-	102.9
Teflaro®	-	98.0	0.6	98.6
Namzaric®	-	93.2	-	93.2
Avycaz®	-	70.0	-	70.0
Rapaflo®	63.0	-	4.6	67.6
SkinMedica®	58.8	-	5.3	64.1
Savella®	-	61.4	-	61.4
Namenda XR®	-	60.1	-	60.1
Aczone®	54.5	-	0.3	54.8
Latisse®	39.6	-	6.3	45.9
Lexapro®	-	44.8	-	44.8
Dalvance®	-	38.8	1.3	40.1
Liletta®	-	36.3	-	36.3
Estrace® Cream	-	34.3	-	34.3
Kybella® / Belkyra®	24.6	-	5.3	29.9
Tazorac®	25.1	-	0.6	25.7
Minastrin® 24	-	6.6	-	6.6
Other	210.2	482.7	290.5	983.4
Total segment revenues	$5,111.5	$3,925.0	$2,634.5	$11,671.0
Corporate revenues				36.7
Total net revenues				$11,707.7

	Three Months Ended September 30, 2017
	US Specialized Therapeutics	US General Medicine	International	Total
Botox®	$558.6	$-	$215.9	$774.5
Restasis®	366.8	-	15.5	382.3
Juvederm® Collection	115.6	-	126.5	242.1
Linzess®/Constella®	-	190.9	5.7	196.6
Lumigan®/Ganfort®	83.3	-	91.5	174.8
Bystolic® / Byvalson®	-	164.2	0.5	164.7
Alphagan®/Combigan®	92.7	-	43.4	136.1
Eye Drops	53.7	-	71.2	124.9
Lo Loestrin®	-	120.0	-	120.0
Namenda XR®	-	114.3	-	114.3
Estrace® Cream	-	101.6	-	101.6
Breast Implants	58.0	-	38.1	96.1
Viibryd®/Fetzima®	-	86.5	1.0	87.5
Alloderm ®	84.6	-	1.5	86.1
Vraylar™	-	80.2	-	80.2
Ozurdex ®	24.6	-	50.2	74.8
Coolsculpting ® Consumables	50.3	-	13.8	64.1
Asacol®/Delzicol®	-	49.5	11.9	61.4
Carafate ~~®~~ / Sulcrate ®	-	58.7	0.7	59.4
Zenpep®	-	56.8	-	56.8
Aczone®	46.7	-	0.2	46.9
Canasa®/Salofalk®	-	39.0	4.6	43.6
Coolsculpting ® Systems & Add On Applicators	33.1	-	10.2	43.3
Viberzi®	-	40.9	0.2	41.1
Armour Thyroid	-	38.5	-	38.5
Saphris®	-	37.2	-	37.2
Namzaric®	-	37.0	-	37.0
Rapaflo®	28.3	-	1.8	30.1
Teflaro®	-	29.1	-	29.1
Savella®	-	24.0	-	24.0
SkinMedica®	18.7	-	1.4	20.1
Avycaz®	-	16.9	-	16.9
Dalvance®	-	16.1	-	16.1
Latisse®	13.6	-	1.9	15.5
Tazorac®	15.1	-	0.1	15.2
Lexapro®	-	12.9	-	12.9
Kybella® / Belkyra®	9.6	-	1.6	11.2
Liletta®	-	9.3	-	9.3
Minastrin® 24	-	3.6	-	3.6
Other	71.5	170.2	98.4	340.1
Total segment revenues	$1,724.8	$1,497.4	$807.8	$4,030.0
Corporate revenues				4.3
Total net revenues				$4,034.3

	Nine Months Ended September 30, 2017
	US Specialized Therapeutics	US General Medicine	International	Total
Botox®	$1,642.0	$-	$662.6	$2,304.6
Restasis®	1,012.0	-	46.7	1,058.7
Juvederm® Collection	361.6	-	386.0	747.6
Linzess®/Constella®	-	506.3	16.1	522.4
Lumigan®/Ganfort®	236.6	-	271.8	508.4
Bystolic® / Byvalson®	-	454.7	1.5	456.2
Alphagan®/Combigan®	275.5	-	128.4	403.9
Eye Drops	152.2	-	207.2	359.4
Namenda XR®	-	355.0	-	355.0
Lo Loestrin®	-	332.8	-	332.8
Breast Implants	173.6	-	116.8	290.4
Estrace® Cream	-	265.1	-	265.1
Viibryd®/Fetzima®	-	244.2	2.1	246.3
Alloderm ®	223.3	-	5.0	228.3
Ozurdex ®	72.0	-	152.5	224.5
Vraylar™	-	200.1	-	200.1
Asacol®/Delzicol®	-	152.7	36.8	189.5
Carafate ~~®~~ / Sulcrate ®	-	176.6	2.1	178.7
Zenpep®	-	153.8	-	153.8
Canasa®/Salofalk®	-	115.7	13.3	129.0
Aczone®	128.3	-	0.3	128.6
Coolsculpting ® Consumables	98.2	-	26.3	124.5
Armour Thyroid	-	117.8	-	117.8
Saphris®	-	117.5	-	117.5
Viberzi®	-	113.7	0.3	114.0
Namzaric®	-	94.0	-	94.0
Teflaro®	-	92.7	-	92.7
Rapaflo®	79.9	-	5.5	85.4
Coolsculpting ® Systems & Add On Applicators	64.1	-	20.4	84.5
Savella®	-	74.3	-	74.3
SkinMedica®	72.1	-	1.4	73.5
Minastrin® 24	-	56.1	-	56.1
Tazorac®	51.3	-	0.5	51.8
Latisse®	40.5	-	6.2	46.7
Avycaz®	-	42.7	-	42.7
Kybella® / Belkyra®	37.4	-	5.1	42.5
Dalvance®	-	40.9	1.2	42.1
Lexapro®	-	39.4	-	39.4
Liletta®	-	23.1	-	23.1
Other	201.2	501.7	287.5	990.4
Total segment revenues	$4,921.8	$4,270.9	$2,403.6	$11,596.3
Corporate revenues				18.3
Total net revenues				$11,614.6

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

Inventories consisted of the following ($ in millions):

	September 30,	December 31,
	2018	2017
Raw materials	$325.2	$326.9
Work-in-process	148.3	158.1
Finished goods	534.8	527.8
	1,008.3	1,012.8
Less: inventory reserves	113.7	108.3
Total Inventories	$894.6	$904.5

NOTE 10 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following ($ in millions):

	September 30,	December 31,
	2018	2017
Accrued expenses:
Accrued third-party rebates	$1,789.0	$1,713.7
Accrued payroll and related benefits	638.0	635.6
Accrued returns and other allowances	510.5	466.2
Accrued R&D expenditures	360.1	165.9
Royalties payable	181.2	189.2
Interest payable	129.3	245.9
Accrued pharmaceutical fees	107.8	186.4
Litigation-related reserves and legal fees	101.5	78.3
Accrued non-provision taxes	73.0	76.5
Accrued selling and marketing expenditures	66.3	53.0
Accrued severance, retention and other shutdown costs	54.2	132.8
Current portion of contingent consideration obligations	17.3	56.2
Contractual commitments (including amounts due to Teva)	5.2	705.4
Dividends payable	1.4	24.6
Other accrued expenses	375.0	487.2
Total accrued expenses	$4,409.8	$5,216.9
Accounts payable	285.8	324.5
Total accounts payable and accrued expenses	$4,695.6	$5,541.4

NOTE 11 — Goodwill, Product Rights and Other Intangible Assets

Goodwill for the Company’s reporting segments consisted of the following ($ in millions):

	US Specialized Therapeutics	US General Medicine	International	Total
Balance as of December 31, 2017	$20,859.6	$21,399.7	$7,603.6	$49,862.9
Divested	(184.0)	-	-	(184.0)
Foreign exchange and other adjustments	-	-	(222.5)	(222.5)
Balance as of September 30, 2018	$20,675.6	$21,399.7	$7,381.1	$49,456.4

As of September 30, 2018 and December 31, 2017, the gross balance of goodwill, prior to the consideration of impairments, was $49,473.7 million and $49,880.2 million, respectively.

Product rights and other intangible assets consisted of the following ($ in millions):

Cost Basis	Balance as of December 31, 2017	Additions	Impairments	Divested / Held for Sale	Foreign Currency Translation	Balance as of September 30, 2018
Intangibles with definite lives:
Product rights and other intangibles	$73,892.5	$25.0	$-	$(1,530.0)	$(238.4)	$72,149.1
Trade name	690.0	-	-	-	-	690.0
Total definite lived intangible assets	$74,582.5	$25.0	$-	$(1,530.0)	$(238.4)	$72,839.1
Intangibles with indefinite lives:
IPR&D	$5,874.1	$-	$(798.0)	$(28.0)	$-	$5,048.1
Total indefinite lived intangible assets	$5,874.1	$-	$(798.0)	$(28.0)	$-	$5,048.1
Total product rights and other intangibles	$80,456.6	$25.0	$(798.0)	$(1,558.0)	$(238.4)	$77,887.2

Accumulated Amortization	Balance as of December 31, 2017	Amortization	Impairments	Divested / Held for Sale	Foreign Currency Translation	Balance as of September 30, 2018
Intangibles with definite lives:
Product rights and other intangibles	$(25,593.6)	$(4,924.7)	$(258.8)	$1,223.9	$66.6	$(29,486.6)
Trade name	(214.7)	(58.5)	-	-	-	(273.2)
Total definite lived intangible assets	$(25,808.3)	$(4,983.2)	$(258.8)	$1,223.9	$66.6	$(29,759.8)
Total product rights and other intangibles	$(25,808.3)	$(4,983.2)	$(258.8)	$1,223.9	$66.6	$(29,759.8)
Net Product Rights and Other Intangibles	$54,648.3					$48,127.4

Nine Months Ended September 30, 2018

The Company divested net product rights and other intangibles of $205.4 million as part of the divestiture of the Medical Dermatology business to Almirall, S.A.

During the second quarter of 2018, the Company performed its annual IPR&D impairment test and based on events occurring or decisions made within the quarter ended June 30, 2018, the Company recorded the following impairments:

•	a $164.0 million impairment as a result of changes in launch plans based on clinical results of an eye care project obtained as part of the Allergan Acquisition;
•	a $40.0 million impairment due to a delay in clinical studies and anticipated approval date of a project obtained as part of the acquisition of Vitae Pharmaceuticals, Inc.;
•	a $27.0 million impairment due to a delay in clinical studies and anticipated approval date of a medical dermatology project obtained as part of the Allergan Acquisition;
•	a $20.0 million impairment as a result of a strategic decision to no longer pursue approval internationally of an eye care project obtained as part of the Allergan Acquisition;

•	a $19.0 million impairment due to a delay in clinical studies and anticipated approval date for a CNS project obtained as part of the Allergan Acquisition; and
•	a $6.0 million impairment due to a delay in clinical studies and anticipated approval date of an eye care project obtained as part of the Allergan Acquisition.

In addition to the Company’s annual IPR&D impairment test, the Company impaired its RAR-related orphan receptor gamma (“RORyt”) IPR&D project obtained as part of the acquisition of Vitae Pharmaceuticals, Inc. by $522.0 million as a result of negative clinical data related to the oral psoriasis indication received in March 2018.

Nine Months Ended September 30, 2017

During the second quarter of 2017, the Company performed its annual IPR&D impairment test and recorded the following IPR&D impairments:

•	a $486.0 million impairment related to an anticipated approval delay due to certain product specifications for a CNS project obtained as part of the Allergan Acquisition;
•	a $91.3 million impairment of a women’s healthcare project based on the Company’s intention to divest a non-strategic asset;
•	a $57.0 million ($278.0 million year to date) impairment due to a delay in an anticipated launch of a women’s healthcare project coupled with an anticipated decrease in product demand;
•	a $44.0 million impairment resulting from a decrease in projected cash flows due to a decline in market demand assumptions of an eye care project obtained as part of the Allergan Acquisition; and
•	a $20.0 million impairment of an eye care project obtained as part of the Allergan Acquisition.

In addition to the Company’s annual IPR&D impairment test, the Company noted the following impairments based on triggering events during the nine months ended September 30, 2017:

•

The Company evaluated all of its dry eye related assets for impairment as a result of the U.S. District Court for the Eastern District of Texas issuing an adverse trial decision finding that the four asserted patents covering Restasis® (Cyclosporine Ophthalmic Emulsion) 0.05% are invalid in the three months ended September 30, 2017.   As a result of our review of all potential scenarios relating to these assets and a decrease in our assessment of the likelihood of revenue extending through the full patent term of 2024, the Company recognized an impairment of $3,230.0 million related to Restasis® as well as $164.0 million related to other Dry Eye IPR&D assets obtained in the Allergan Acquisition in the three and nine months ended September 30, 2017;

•

The Company impaired the intangible asset related to Aczone® by $646.0 million as a result of market dynamics, including erosion in the brand acne market, an anticipated decline in the market outlook, and generic entrants in the three and nine months ended September 30, 2017;

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

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights and other related intangibles as of September 30, 2018 over the remainder of 2018 and each of the next five years is estimated to be as follows ($ in millions):

Amortization Expense
2018 remaining	$1,569.4
2019	$5,915.0
2020	$5,624.1
2021	$4,696.9
2022	$4,355.3
2023	$3,943.8

The above amortization expense is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, potential impairments, accelerated amortization or other events.  Additional amortization may occur as products are approved.  In addition, the Company has certain currently marketed products for which operating contribution performance has been below that which was originally assumed in the products’ initial valuations, and certain IPR&D projects which are subject to delays in timing or other events which may negatively impact the asset’s value.  The Company, on a quarterly basis, monitors the related intangible assets for these products for potential impairments.  It is reasonably possible that impairments may occur in future periods, which may have a material adverse effect on the Company’s results of operations and financial position.

NOTE 12 — Long-Term Debt and Capital Leases

Debt consisted of the following ($ in millions):

			Balance As of		Fair Market Value As of
	Issuance Date / Acquisition Date	Interest Payments	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Senior Notes:
Floating Rate Notes
$500.0 million floating rate notes due March 12, 2018 (1)	March 4, 2015	Quarterly	$-	$500.0	$-	$500.6
$500.0 million floating rate notes due March 12, 2020 (2)	March 4, 2015	Quarterly	500.0	500.0	504.7	508.1
			500.0	1,000.0	504.7	1,008.7
Fixed Rate Notes
$3,000.0 million 2.350% notes due March 12, 2018	March 4, 2015	Semi-annually	-	3,000.0	-	3,001.9
$250.0 million 1.350% notes due March 15, 2018	March 17, 2015	Semi-annually	-	250.0	-	249.7
$500.0 million 2.450% notes due June 15, 2019	June 10, 2014	Semi-annually	491.2	500.0	489.6	499.7
$3,500.0 million 3.000% notes due March 12, 2020	March 4, 2015	Semi-annually	3,050.6	3,500.0	3,044.4	3,528.4
$650.0 million 3.375% notes due September 15, 2020	March 17, 2015	Semi-annually	650.0	650.0	650.1	661.3
$750.0 million 4.875% notes due February 15, 2021	July 1, 2014	Semi-annually	450.0	450.0	460.9	474.3
$1,200.0 million 5.000% notes due December 15, 2021	July 1, 2014	Semi-annually	1,200.0	1,200.0	1,243.6	1,282.6
$3,000.0 million 3.450% notes due March 15, 2022	March 4, 2015	Semi-annually	2,940.5	3,000.0	2,918.7	3,044.5
$1,700.0 million 3.250% notes due October 1, 2022	October 2, 2012	Semi-annually	1,700.0	1,700.0	1,667.5	1,703.0
$350.0 million 2.800% notes due March 15, 2023	March 17, 2015	Semi-annually	350.0	350.0	333.4	341.6
$1,200.0 million 3.850% notes due June 15, 2024	June 10, 2014	Semi-annually	1,136.7	1,200.0	1,125.2	1,232.3
$4,000.0 million 3.800% notes due March 15, 2025	March 4, 2015	Semi-annually	3,127.5	4,000.0	3,055.0	4,067.1
$2,500.0 million 4.550% notes due March 15, 2035	March 4, 2015	Semi-annually	2,040.0	2,500.0	1,976.7	2,631.9
$1,000.0 million 4.625% notes due October 1, 2042	October 2, 2012	Semi-annually	456.7	456.7	424.8	471.2
$1,500.0 million 4.850% notes due June 15, 2044	June 10, 2014	Semi-annually	1,300.9	1,500.0	1,281.1	1,606.2
$2,500.0 million 4.750% notes due March 15, 2045	March 4, 2015	Semi-annually	1,089.4	1,200.0	1,056.6	1,277.3
			19,983.5	25,456.7	19,727.6	26,073.0

Euro Denominated Notes
€750.0 million 0.500% notes due June 1, 2021	May 26, 2017	Annually	870.3	900.4	877.4	895.8
€700.0 million 1.250% notes due June 1, 2024	May 26, 2017	Annually	812.3	840.4	807.1	831.1
€550.0 million 2.125% notes due June 1, 2029	May 26, 2017	Annually	638.2	660.3	626.1	657.8
€700.0 million floating rate notes due June 1, 2019 (3)	May 26, 2017	Quarterly	812.3	840.4	816.9	837.2
			3,133.1	3,241.5	3,127.5	3,221.9
Total Senior Notes Gross			23,616.6	29,698.2	23,359.8	30,303.6
Unamortized premium			70.4	88.9	-	-
Unamortized discount			(67.7)	(81.7)	-	-
Total Senior Notes Net			$23,619.3	$29,705.4	$23,359.8	$30,303.6
Other Indebtedness
Debt Issuance Costs			(93.0)	(121.5)
Margin Loan			-	459.0
Other			49.2	29.7
Total Other Borrowings			(43.8)	367.2
Capital Leases			7.9	2.7
Total Indebtedness			$23,583.4	$30,075.3

(1) Interest on the 2018 floating rate note was three month USD LIBOR plus 1.080% per annum
(2) Interest on the 2020 floating rate note is three month USD LIBOR plus 1.255% per annum
(3) Interest on the 2019 floating rate notes is the three month EURIBOR plus 0.350% per annum

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

The following represents the significant activity during the nine months ended September 30, 2018 to the Company’s total indebtedness:

•	The Company borrowed $700.0 million, and subsequently repaid $700.0 million, under its revolving credit facility to fund, in part, the repurchase of the Company’s ordinary shares;
•	The Company repurchased and retired $2,223.1 million of senior notes at face value as a result of open market redemptions;
•	The Company repaid scheduled maturities on senior notes of $3,750.0 million; and
•	The Company prepaid $459.0 million of indebtedness under the Company’s margin loan.

Annual Debt Maturities

As of September 30, 2018, annual debt maturities were as follows ($ in millions):

Total Payments
2018 remaining	$-
2019	1,303.5
2020	4,200.6
2021	2,520.3
2022	4,640.5
2023	350.0
2024 and after	10,601.7
Total senior notes gross	$23,616.6
Capital leases	7.9
Debt issuance costs	(93.0)
Other short-term borrowings	49.2
Unamortized premium	70.4
Unamortized discount	(67.7)
Total Indebtedness	$23,583.4

Amounts represent total anticipated cash payments assuming scheduled repayments.

NOTE 13 — Other Long-Term Liabilities

Other long-term liabilities consisted of the following ($ in millions):

	September 30,	December 31,
	2018	2017
Acquisition related contingent consideration liabilities	$333.7	$420.7
Long-term pension and post retirement liability	145.4	162.7
Legacy Allergan deferred executive compensation	104.7	113.8
Long-term contractual obligations	43.0	45.2
Deferred revenue	36.7	37.9
Product warranties	28.8	28.7
Long-term severance and restructuring liabilities	13.6	53.1
Other long-term liabilities	46.2	24.8
Total other long-term liabilities	$752.1	$886.9

NOTE 14 — Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2018 was 37.5%, compared to 27.6% for the nine months ended September 30, 2017. The effective tax rate for the nine months ended September 30, 2018 was favorably impacted by income earned in jurisdictions with tax rates lower than the Irish statutory rate and U.S. losses tax benefited at rates greater than the Irish statutory rate. This was offset by the additional U.S. tax on the earnings of certain non-U.S. subsidiaries which are considered Global Intangible Low Taxed Income (“GILTI”) and the tax impact of amortization of intangible assets at rates less than the Irish statutory rate. Additionally, the tax benefit for the nine months ended September 30, 2018 included tax benefits of $421.9 million related to the restructuring of an acquired business, $231.0 million related to the impairment of certain intangible assets and $79.8 million related to excess tax over book basis in a U.S. subsidiary expected to reverse in the foreseeable future. This was partially offset by tax detriments of $113.2 million due to the sale of the medical dermatology business and $86.5 million related to a change in the applicable tax rate on certain temporary differences.

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

The provisional estimates related to the TCJA recorded in the 2017 consolidated financial statements were based on all available information and the Company’s initial analysis and current interpretation of the legislation under the TCJA as of the time of the filing of the Company’s Form 10-K. These estimates represented amounts for which our accounting was incomplete, but a reasonable estimate could be determined. Guidance from the SEC provides for a measurement period of up to one year from the enactment date of the TCJA for which adjustments to provisional amounts may be recorded as a component of tax expense or benefit in the period the adjustment is determined.

After evaluating available information, including guidance from the U.S. Treasury issued in the third quarter of 2018, changes to the provisional amounts previously recorded are not expected to have a material impact on our financial position or results of operations. However, given the complexity of the TCJA, anticipated future guidance from the U.S. Treasury and Internal Revenue Service (“IRS”) and the potential for additional guidance from the Securities and Exchange Commission (“SEC”) or the FASB, our accounting remains incomplete as of the period ended September 30, 2018.

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

Tax Audits

The Company conducts business globally and, as a result, it files U.S. federal, state and foreign tax returns. The Company strives to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at any time. While the Company has accrued for amounts it believes are in accordance with the accounting standard, the final outcome with a tax authority may result in a tax liability that is different than that reflected in the consolidated financial statements. Furthermore, the Company may decide to challenge any assessments, if made, and may exercise its right to appeal. The uncertain tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations with tax authorities, identification of new issues and issuance of new legislation, regulations or case law.

The Company has several concurrent audits open and pending with the IRS as set forth below:

IRS Audits	Taxable Years
Allergan W.C. Holding Inc. f/k/a Actavis W.C. Holding Inc.	2013, 2014, 2015 and 2016
Warner Chilcott Corporation	2010, 2011, 2012 and 2013
Forest Laboratories, Inc.	2010, 2011, 2012, 2013 and 2014
Allergan, Inc.	2009, 2010, 2011, 2012, 2013, 2014 and 3/7/2015

NOTE 15 — Shareholders’ Equity

A summary of the changes in shareholders’ equity for the nine months ended September 30, 2018 consisted of the following ($ in millions):

Allergan plc
Shareholders’ equity as of December 31, 2017	$73,821.1
Net (loss) attributable to shareholders	(796.5)
Other comprehensive (loss), net of tax	(353.5)
Share-based compensation	185.2
Ordinary shares issued under employee stock plans	98.2
Implementation of new accounting pronouncements (Refer to Note 3)	361.7
Dividends declared	(784.9)
Repurchase of ordinary shares under the share repurchase programs	(1,990.0)
Repurchase of ordinary shares	(33.5)
Shareholders’ equity as of September 30, 2018	$70,507.8

Warner Chilcott Limited
Members' equity as of December 31, 2017	$81,266.2
Net (loss) attributable to members	(552.4)
Other comprehensive (loss), net of tax	(353.5)
Implementation of new accounting pronouncements (Refer to Note 3)	361.7
Dividends to Parents	(2,798.2)
Members' equity as of September 30, 2018	$77,923.8

Share Repurchase Programs

On September 25, 2017, the Company’s Board of Directors approved a $2.0 billion share repurchase program.  As of September 30, 2018, the Company has completed this share repurchase program, repurchasing 12.2 million shares under the program.  In the nine months ended September 30, 2018, the Company repurchased $1.54 billion or 9.6 million shares.

On July 26, 2018, the Company announced that its Board of Directors approved a new $2.0 billion share repurchase program, which is anticipated to be completed by the end of 2019.  As of September 30, 2018, the Company repurchased 2.4 million shares for $450.0 million under the program.

Preferred Shares

In the nine months ended September 30, 2018 and 2017, the Company paid $69.6 million and $208.8 million, respectively, of dividends on preferred shares. Each preferred share automatically converted to approximately 3.53 ordinary shares on March 1, 2018, for a total of 17,876,930 ordinary shares.

NOTE 16 — Hedging Activities

The Company’s revenue, earnings, cash flows and fair value of its assets and liabilities can be impacted by fluctuations in foreign exchange risks and interest rates, as applicable. The Company manages the impact of foreign exchange risk and interest rate movements through operational means and through the use of various financial instruments, including derivative instruments such as foreign currency derivatives.  As of September 30, 2018 and December 31, 2017, the Company had no material outstanding third-party foreign currency instruments.

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

Cash Flow Hedge

The Company anticipates issuing Euro denominated notes in the future which is deemed probable as of September 30, 2018.  The Company is exposed to interest rate volatility on these future debt issuances.  To manage this risk the Company entered into forward-starting interest rate swaps that lock in benchmark rates components of the coupon rates of the planned issuance.  These swaps are accounted for as cash flow hedges.

The Company entered into the following instruments:

•	Two interest rate swaps for five-year anticipated debt issuances in aggregate of €250.0 million; and
•	Two interest rate swaps for ten-year anticipated debt issuances in aggregate of €250.0 million.

During the three and nine months ended September 30, 2018, the impact of the cash flow hedges recorded in other comprehensive loss was a loss of $1.4 million, net of tax.

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

The Company is exposed to foreign exchange risk in its international operations from foreign currency purchases, net investments in foreign subsidiaries, and foreign currency assets and liabilities created in the normal course of business, including the Euro Denominated Notes. In the nine months ended September 30, 2018, we used effective net investment hedges to partially offset the effects of foreign currency on our investments in certain of our foreign subsidiaries. The total notional amount of our instruments designated as net investment hedges was $3.6 billion as of September 30, 2018 and December 31, 2017.  During the three and nine months ended September 30, 2018, the impact of the net investment hedges recorded in other comprehensive loss was a gain of $24.6 million and $126.6 million, respectively, which offset the impact of the Euro denominated notes.  During the three and nine months ended September 30, 2017, the impact of the net investment hedges on other comprehensive loss was a loss of $94.1 million and $151.3 million, respectively.

NOTE 17 — Fair Value Measurement

Assets and liabilities that are measured at fair value using Fair Value Leveling or that are disclosed at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 consisted of the following ($ in millions):

	Fair Value Measurements as of September 30, 2018 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents*	$896.1	$896.1	$-	$-
Short-term investments	22.0	-	22.0	-
Deferred executive compensation investments	104.7	86.6	18.1	-
Investments and other	69.8	69.8	-	-
Total assets	$1,092.6	$1,052.5	$40.1	$-
Liabilities:
Deferred executive compensation liabilities	$104.7	$86.6	$18.1	$-
Contingent consideration obligations	351.0	-	-	351.0
Total liabilities	$455.7	$86.6	$18.1	$351.0

* Marketable securities with less than 90 days remaining until maturity at the time of acquisition are classified as cash equivalents.

	Fair Value Measurements as of December 31, 2017 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents*	$1,328.1	$1,328.1	$-	$-
Short-term investments	2,814.4	-	2,814.4	-
Deferred executive compensation investments	112.4	92.9	19.5	-
Investment in Teva ordinary shares	1,817.7	1,817.7	-	-
Investments and other	72.3	72.3	-	-
Total assets	$6,144.9	$3,311.0	$2,833.9	$-
Liabilities:
Deferred executive compensation liabilities	$113.8	$94.3	$19.5	$-
Contingent consideration obligations	476.9	-	-	476.9
Total liabilities	$590.7	$94.3	$19.5	$476.9

* Marketable securities with less than 90 days remaining until maturity at the time of acquisition are classified as cash equivalents.

Investments in securities as of September 30, 2018 and December 31, 2017 included the following ($ in millions):

	Investments in Securities as of September 30, 2018:
Level 1	Carrying amount	Estimated fair value	Cash & cash equivalents	Marketable securities
Money market funds	$896.1	$896.1	$896.1	$-
Total	$896.1	$896.1	$896.1	$-

Level 2	Carrying amount	Estimated fair value	Cash & cash equivalents	Marketable securities
Other investments	$22.0	$22.0	$-	$22.0
Total	$22.0	$22.0	$-	$22.0

	Investments in Securities as of December 31, 2017:
Level 1	Carrying amount	Unrecognized gain	Unrecognized loss	Estimated fair value	Cash & cash equivalents	Marketable securities
Money market funds	$1,328.1	$-	$-	$1,328.1	$1,328.1	$-
Investment in Teva ordinary shares	1,688.4	129.3	-	1,817.7	-	1,817.7
Total	$3,016.5	$129.3	$-	$3,145.8	$1,328.1	$1,817.7

Level 2	Carrying amount	Unrecognized gain	Unrecognized loss	Estimated fair value	Cash & cash equivalents	Marketable securities
Commercial paper and other	$1,248.9	$-	$(0.7)	$1,248.2	$-	$1,248.2
Certificates of deposit	1,566.2	-	-	1,566.2	-	1,566.2
Total	$2,815.1	$-	$(0.7)	$2,814.4	$-	$2,814.4

Marketable securities and investments consist of available-for-sale investments in money market securities, U.S. treasury and agency securities, and equity and debt securities of publicly traded companies for which market prices are readily available. Unrealized gains or losses on marketable equity securities and investments are recorded in either interest income or other income / (expense) beginning January 1, 2018.  The Company’s marketable securities and other long-term investments are classified as available-for-sale and are recorded at fair value based on quoted market prices using the specific identification method. These investments are classified as either current or non-current, as appropriate, in the Company’s consolidated balance sheets.  The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and maturity management.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Expense / (income)	2018	2017	2018	2017
Cost of sales	$10.0	$(67.0)	$(115.4)	$(127.3)
Research and development	(21.4)	0.2	2.2	75.7
Total	$(11.4)	$(66.8)	$(113.2)	$(51.6)

In the nine months ended September 30, 2018, cost of sales primarily relates to the Company’s True Tear™ product not achieving a milestone event, as well as a corresponding decrease in commercial forecasts. In the three and nine months ended September 30, 2018, research and development primarily relates to a R&D asset that was delayed, which lowered the probability of the milestone being achieved.  The nine months ended September 30, 2018 also includes the progression of other R&D projects relating to the acquisition of Tobira Therapeutics, Inc.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2018 and 2017 ($ in millions):

	Balance as of December 31, 2017	Net transfers in to (out of) Level 3	Purchases, settlements, and other net	Net accretion and fair value adjustments	Balance as of September 30, 2018
Liabilities:
Contingent consideration obligations	$476.9	$-	$(12.7)	$(113.2)	$351.0

	Balance as of December 31, 2016	Net transfers in to (out of) Level 3	Purchases, settlements, and other net	Net accretion and fair value adjustments	Balance as of September 30, 2017
Liabilities:
Contingent consideration obligations	$1,172.1	$-	$(560.7)	$(51.6)	$559.8

The following is the activity during the nine months ended September 30, 2018 in contingent consideration obligations by acquisition ($ in millions):

Business Acquisition	Balance as of December 31, 2017	Fair Value Adjustments and Accretion	Payments and Other	Balance as of September 30, 2018
Tobira acquisition	$227.8	$25.0	$-	$252.8
ForSight acquisition	46.3	(22.7)	-	23.6
Medicines 360 acquisition	44.4	10.0	(3.5)	50.9
Forest Acquisition	12.7	2.5	(1.6)	13.6
AqueSys acquisition	28.5	(23.2)	-	5.3
Oculeve acquisition	90.1	(88.0)	-	2.1
Allergan Acquisition	18.7	(17.7)	-	1.0
Metrogel acquisition	7.5	-	(7.5)	-
Other	0.9	0.9	(0.1)	1.7
Total	$476.9	$(113.2)	$(12.7)	$351.0

NOTE 18 — Business Restructuring Charges

Restructuring activities for the nine months ended September 30, 2018 were as follows ($ in millions):

	Severance and Retention	Share-Based Compensation	Other	Total
Reserve balance at December 31, 2017	$166.0	$-	$19.9	$185.9
Charged to expense
Cost of sales	6.6	-	-	6.6
Research and development	0.3	-	-	0.3
Selling and marketing	11.7	4.1	-	15.8
General and administrative	3.1	4.1	-	7.2
Total expense	21.7	8.2	-	29.9
Cash payments	(134.5)	-	(5.3)	(139.8)
Non-cash adjustments	-	(8.2)	-	(8.2)
Reserve balance at September 30, 2018	$53.2	$-	$14.6	$67.8

The Company recognized total restructuring charges of $5.6 million and $29.9 million, respectively, during the three and nine months ended September 30, 2018.  In December 2017, the Company approved a new restructuring program intended to optimize and restructure its operations while reducing costs and global headcount, in anticipation of loss of exclusivity of several key revenue-generating products in 2018.  In the three months ended September 30, 2018, the Company recorded severance and other employee related charges of $5.6 million.  In the nine months ended September 30, 2018, the Company recorded severance and other employee related charges of $29.9 million, which includes $8.2 million of share-based compensation related to this program.

The Company recognized total restructuring charges of $31.8 million and $172.7 million, respectively, during the three and nine months ended September 30, 2017.  As part of the Company’s internal optimization restructuring programs, the Company incurred severance and other restructuring costs relating to the commercial organization of $20.0 million as the Company intended to eliminate approximately 400 commercial organization positions in the three months ended September 30, 2017.  In addition, restructuring charges in the nine months ended September 30, 2017 included $13.7 million of severance and restructuring costs related to a then-planned internal reduction of approximately 100 employees within the Company’s R&D organization and $39.7 million of severance and restructuring costs related to the global manufacturing operations initiating plans to close certain facilities.  In the three months ended September 30, 2017, the Company reversed certain charges related to a portion of anticipated internal restructurings which were accrued in the second quarter of 2017 based on revised portfolio prioritizations and the timing of select R&D projects.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued. As of September 30, 2018, the Company’s consolidated balance sheet includes accrued loss contingencies of approximately $65.0 million.  As of December 31, 2017, the Company’s consolidated balance sheet included accrued loss contingencies of approximately $55.0 million.

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

Plaintiffs seek unspecified injunctive relief, treble damages and/or attorneys’ fees.  The Company has settled the claims brought by the direct purchaser plaintiffs.  The court granted the indirect purchaser plaintiffs’ motion for class certification.  The Company filed a motion for summary judgment seeking dismissal of the indirect purchaser plaintiffs’ claims which the court denied on November 9, 2017.    Trial was set to being on January 22, 2018.  However, on January 17, 2018, the Court of Appeals for the First Circuit issued an order granting the Company’s motion under Fed.R.Civ.P. 23(f) to appeal the district court’s decision to certify the proposed class.  The appellate court thereafter issued a decision staying the trial in the district court.  On October 15, 2018, the appellate court issued its decision reversing the lower court’s decision on class certification and remanding the case back to the district court.

Botox® Litigation. A class action complaint was filed in federal court in California on February 24, 2015, and amended May 29, 2015, alleging unlawful market allocation in violation of Section 1 of the Sherman Act, 15 U.S.C. §1, agreement in restraint of trade in violation of 15 U.S.C. §1 of the Sherman Act, unlawful maintenance of monopoly market power in violation of Section 2 of the Sherman Act, 15 U.S.C. §2 of the Sherman Act, violations of California’s Cartwright Act, Section 16700 et seq. of Calif. Bus. and Prof. Code, and violations of California’s unfair competition law, Section 17200 et seq. of Calif. Bus. and Prof. Code. In the complaint, plaintiffs seek an unspecified amount of treble damages.   On November 30, 2017, the parties reached a tentative settlement.  On March 8, 2018, the court granted plaintiffs’ motion for preliminary approval of class action settlement and set a final fairness hearing for August 24, 2018.  On August 27, 2018, the court granted plaintiffs’ motion for final approval of class settlement.  On September 10, 2018, the court dismissed with prejudice all claims against Allergan.

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

Namenda® Litigation. In September 2014, the State of New York, through the Office of the Attorney General of the State of New York, filed a lawsuit in the United States District Court for the Southern District of New York alleging that Forest was acting to prevent or delay generic competition to Forest’s immediate-release product Namenda® in violation of federal and New York antitrust laws and committed other fraudulent acts in connection with its commercial plans for Namenda® XR. The district court granted the state’s motion for a preliminary injunction which was later affirmed by the Court of Appeals for the Second Circuit.  Forest and the New York Attorney General reached a settlement on November 24, 2015. On May 29, 2015, a putative class action was filed on behalf of a class of direct purchasers in the federal district court in New York. Since that time, additional complaints have been filed on behalf of putative classes of direct and indirect purchasers. The class action complaints make claims similar to those asserted by the New York Attorney General and also include claims that Namenda® patent litigation settlements between Forest and generic companies also violated the antitrust laws. Plaintiffs moved for summary judgment on two of the counts of their complaint.    The Court granted plaintiffs’ motion in part as to the collateral estoppel effect of a prior finding of anti-competitive conduct and denied the motions on whether the Company’s obtaining pediatric exclusivity was anti-competitive conduct.  On August 2, 2018, the court denied the Company’s motion for summary judgment.

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

Restasis® Class Action Litigation.  Between November 7, 2017, and February 26, 2018, seventeen putative class actions were filed in federal district courts against Allergan alleging that the company unlawfully harmed competition by engaging in conduct to delay the market entry of generic versions of Restasis®.  Twelve of the complaints were filed on behalf of putative classes of end-payors, and five were filed on behalf of putative classes of direct purchasers.  One direct purchaser complaint and two end-payor complaints were later voluntarily dismissed.   The cases have all been consolidated in a multidistrict litigation in the federal court in the Eastern District of New York.  The complaints challenge Allergan’s conduct in prosecuting and obtaining patents covering Restasis®, listing those patents in the FDA’s Orange Book, asserting those patents against potential generic competitors in patent-infringement litigation, filing citizens petitions with the FDA concerning generic companies’ drug applications for generic Restasis®, and transferring patents to the sovereign Native American Saint Regis Mohawk Tribe.  Both the end-payors and the direct purchasers allege that these actions violated federal antitrust laws, and the end-payors further allege violations of state antitrust and consumer-protection laws and unjust enrichment.  All plaintiffs seek damages, declaratory relief, and injunctive relief.   Plaintiffs have filed a consolidated amended complaint which the Company has since moved to dismiss.  On September 18, 2018, the court denied Allergan’s motion to dismiss the complaint.

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

Prescription Opioid Drug Abuse Litigation. The Company has been named as a defendant, along with several other manufacturers of opioid products, in approximately 1,278 matters relating to the promotion and sale of prescription opioid pain relievers and additional suits may be filed.  The first complaints were filed by the California counties of Santa Clara and Orange, on behalf of the State of California, the City of Chicago and the State of Mississippi, in May 2014, June 2014 and December 2015, respectively.  Each of the lawsuits allege that the manufacturer defendants engaged in a deceptive campaign to promote their products in violation of state laws and seek unspecified monetary damages, penalties and injunctive relief.  In May 2017 the State of Ohio filed a lawsuit in state court which parallels the claims in the California, Chicago and Mississippi matters.  Since the filing of the complaint by the State of Ohio, additional cases have been filed, including cases filed by others states but mainly by political subdivisions of states (i.e., counties and municipalities) in state and federal courts across the country.  In addition, cases have been filed on behalf of consumers who were prescribed opioid products or were prescribed opioid products and were subsequently treated for an overdose or addiction.  The federal court cases have been consolidated in an MDL in the federal court for the Northern District of Ohio.  In the California case, which is pending in state court in California, the court has set a trial date of June 28, 2019.

The Company is aware that other states and political subdivisions are filing comparable actions against, among others, manufacturers and parties that promoted prescription opioid pain relievers.

Testosterone Replacement Therapy Class Action. On November 24, 2014, the Company was served with a putative class action complaint filed on behalf a class of third party payers in federal court in Illinois. The suit alleges that the Company and other named pharmaceutical defendants violated various laws including the federal RICO statute and state consumer protection laws in connection with the sale and marketing of certain testosterone replacement therapy pharmaceutical products (“TRT Products”), including the Company Androderm® product.  This matter was filed in the TRT Products Liability MDL, described in more detail below, notwithstanding that it is not a product liability matter. Plaintiff alleges that it reimbursed third parties for dispensing TRT Products to beneficiaries of its insurance policies. Plaintiff seeks to obtain certain equitable relief, including injunctive relief and an order requiring restitution and/or disgorgement, and to recover damages and multiple damages in an unspecified amount. Defendants jointly filed a motion to dismiss the third amended complaint and in its ruling the court dismissed all claims against the Company except plaintiff’s RICO conspiracy claim.  Discovery in this matter is ongoing.  Plaintiffs filed a motion for class certification on November 6, 2017.  On March 5, 2018, Defendants filed papers in opposition to Plaintiffs’ class certification motion.    On July 26, 2018, the court entered an order denying plaintiff’s class certification motion.  On October 15, 2018, Defendants filed a motion for summary judgment.

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

Zeltiq Advertising Litigation.  On April 26, 2017, a putative class action lawsuit was filed against Zeltiq in state court in California alleging that Zeltiq misled customers regarding the promotion of its CoolSculpting product and the product’s premarket notification clearance status.  On May 30, 2017, the case was removed to the United States District Court for the Central District of California.  On July 20, 2017, Plaintiffs filed an amended complaint.  In August 2017, Zeltiq filed a motion to dismiss the amended complaint. On June 11, 2018, the Court granted Zeltiq’s motion to dismiss the amended complaint.  On July 2, 2018, Plaintiffs filed a third amended complaint.  On July 23, 2018, Zeltiq filed a motion to dismiss the third amended complaint.  On September 4, 2018, plaintiffs filed a notice of voluntary dismissal.  On October 3, 2018, plaintiffs filed a motion of appeal with the Ninth Circuit Court of Appeals.

Patent Litigation

Patent Enforcement Matters

Aczone ® Gel, 7.5%.  In June and July 2017, Allergan, Inc. brought actions for infringement of U.S. Patent No. 9,517,219 (the “‘219 patent”) in the U.S. District Court for the District of Delaware against Taro Pharmaceutical Industries Ltd. and Taro Pharmaceuticals, Inc. (collectively, “Taro”).  Taro had notified Allergan in April and July 2017, that it filed an ANDA with the FDA seeking to obtain approval to market a generic version of Aczone® Gel, 7.5% before the ‘219 patent expires in November 2033.  These lawsuits triggered automatic stays of approval of Taro’s ANDA that expire no earlier than October 2019 and January 2020, respectively (unless there is a final court decision adverse to Plaintiff sooner). Trial has been tentatively scheduled for February 4, 2019.  In September, 2018, Allergan divested several dermatology products including Aczone® Gel, 7.5% to Almirall, S.A. and has transferred all rights to the ‘219 patent to Almirall, LLC. On October 19, 2018, an unopposed stipulation and proposed order to substitute Almirall, LLC for Allergan, Inc. as a party to this case was submitted to the district court.

Aczone® Gel, 7.5% IPR. Amneal Pharmaceuticals LLC and Amneal Pharmaceuticals of New York, LLC (collectively, “Amneal”) filed a petition for Inter Partes Review (Trial number IPR2018-00608) with the USPTO regarding U.S. Patent No. 9,161,926, which was accorded a filing date of February 12, 2018.  On June 8, 2018, Allergan filed a Patent Owner Preliminary Response.  On August 29, 2018, the USPTO granted Amneal’s petition to institute an IPR with respect to the ’926 patent.  In September, 2018, Allergan divested several dermatology products including Aczone® Gel, 7.5% to Almirall, S.A. and has transferred all rights to the ‘926 patent to Almirall, LLC.

Bystolic®. On January 19, 2018, Allergan Sales, LLC, Allergan USA, Inc., and Forest Laboratories Holdings, Ltd. (collectively, “Allergan”) brought an action for infringement of U.S. Patent No. 6,545,040 in the United States District Court for the District of Delaware against Aurobindo Pharma USA, Inc. and Aurobindo Pharma Ltd. (collectively, “Aurobindo”). Aurobindo had notified Forest Laboratories, LLC (which later merged with and into Allergan Sales, LLC, with Allergan Sales, LLC as the surviving entity) that Aurobindo had filed an ANDA with FDA seeking to obtain approval to market generic versions of Bystolic® 2.5 mg, 5 mg, 10 mg, and 20 mg nebivolol hydrochloride tablet products before the ‘040 Patent expires in December 17, 2021. This lawsuit triggered an automatic stay of approval of Aurobindo’s ANDA that expires no earlier than June 2020 (unless there is a final court decision adverse to Plaintiffs sooner).  Allergan entered into a settlement agreement with Aurobindo on September 12, 2018, and the case was dismissed.

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

A bench trial concluded on October 27, 2016. On December 30, 2016, the court entered an opinion and final judgment in favor of Allergan and against Sandoz, that the asserted claims of the ‘149 Patent, ‘976 Patent and ‘425 Patent were not invalid, and that Sandoz infringes the asserted claims of the ‘425 Patent. The court also held in favor of Sandoz and against Allergan, that Sandoz does not infringe the asserted claims of the ‘149 and ‘976 Patents. Sandoz filed a notice of appeal and Allergan filed a notice of cross appeal.  The Federal Circuit heard oral arguments on October 2, 2017 and on December 22, 2017, issued a decision affirming the district court’s finding of no invalidity of the asserted claims and non-infringement of the claims of the ‘149 and ‘976 Patents, and reversing the district court’s finding of infringement of claim 1 of the ‘425 Patent.  On March 29, 2018, the Federal Circuit denied Allergan’s combined petition for panel rehearing or rehearing en banc.  The mandate was issued on April 4, 2018. On April 6, 2018, Sandoz filed an unopposed motion to vacate the district court’s injunction orders.  The district court vacated certain final judgments on June 6, 2018.  Allergan filed a petition for writ of certiorari on June 28, 2018, which the U.S. Supreme Court denied on October 1, 2018.

Combigan® IV. On October 30, 2017, Allergan Sales, LLC and Allergan, Inc. (collectively, “Allergan”) filed a complaint against Sandoz, Inc. and Alcon Laboratories, Inc. (“Sandoz”) in the U.S. District Court for the District of New Jersey, alleging that their proposed generic versions of Combigan® infringe U.S. Patent Number 9,770,453 (the “‘453 Patent”).  On March 6, 2018, Allergan and Sandoz submitted a stipulation and proposed order to grant Allergan leave to file an amended complaint to assert additional claims of infringement of U.S. Patent Nos. 9,907,801 (the “‘801 Patent”) and 9,907,802 (the “‘802 Patent”). The ‘453, ‘801 and ‘802 Patents are listed in the Orange Book for Combigan® and expire on April 19, 2022.  A trial date has not been set.  On April 17, 2018, Sandoz filed an amended answer and counterclaims alleging non-infringement, invalidity, inequitable conduct, unclean hands and certain other antitrust counterclaims, including fraud on the U.S. Patent Office, sham litigation, abusive serial patent enforcement, and state monopolization claims. On May 22, 2018, Allergan filed a motion to dismiss Sandoz’s antitrust and inequitable conduct counterclaims (and to strike a related affirmative defense), or alternatively to bifurcate and stay Sandoz’s antitrust counterclaims.  On July 13, 2018, the district court adopted Allergan’s proposed claim construction and granted Allergan’s motion for preliminary injunction against Sandoz.  On July 26, 2018, Sandoz filed a notice of appeal regarding the claim construction and preliminary injunction, and filed its opening brief on October 1, 2018.  On August 1, 2018, the district court entered an order setting a preliminary injunction bond in the amount of $157,300,000 under Federal Rule of Civil Procedure 65(c), which Allergan posted.

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

Appeal briefing between Plaintiffs and Teva, the remaining defendant, was completed on May 8, 2018, and oral argument is scheduled for December 6, 2018.

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

On April 3, 2018, the EDTX court issued an order: (i) denying Defendant’s motion to transfer the case to MDNC, and (ii) severing Plaintiff’s claims against Defendants and transferring Plaintiff’s claims against Alcon to the District Court of Delaware and Plaintiff’s claims against Sandoz to the District of Colorado.  On October 5, 2018, the Delaware District Court entered an order granting the joint stipulation and dismissing the Delaware action against Alcon.

On August 2, 2018, Sandoz filed an opposed motion to stay the Colorado case and transfer it to the MDNC, which is still pending.  On October 18, 2018, Allergan filed a motion to dismiss Sandoz’s counterclaims for antitrust violations and patent unenforceability based on patent misuse and equitable estoppel, or in the alternative to bifurcate and stay Sandoz’s counterclaims.  A trial date has not yet been set.

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

Latisse® VI.  In July, 2018, the Company and Duke University received a Paragraph IV certification notice letter from Akorn, Inc. and Hi-Tech Pharmacal Co., Inc. (collectively, “Akorn”) indicating that it had submitted to FDA an ANDA seeking approval to manufacture and sell a generic version of LATISSE® before the expiration of U.S. Patent Nos. 9,216,183 (the “‘183” Patent), 9,226,931 (the “‘931 Patent) and 9,579,270 (the “‘270 Patent”). Akorn claims that the patents listed in its notice letter are invalid, unenforceable and/or would not be infringed.  On September 19, 2018, Allergan, Inc., Allergan Sales, LLC and Duke University (collectively, “Plaintiffs”), brought an action for infringement of the ‘270 Patent in the U.S. District Court for the District of New Jersey against Akorn.  No trial date has been set.

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

In May and August 2018, the district court granted joint stipulations and orders to dismiss without prejudice all claims, counterclaims, and defenses in the consolidated actions with respect to the ‘371 Patent and the ‘030 Patent, respectively, as between Plaintiffs, Teva and Sandoz.  On July 10, 2018, Plaintiffs filed a motion to dismiss all claims and declaratory judgment counterclaims between Plaintiffs and Mylan with respect to the ‘371 patent for lack of subject matter jurisdiction.  On July 26, 2018, Plaintiffs filed a motion for leave to file an amended complaint as to Mylan to assert the ‘628 patent against Mylan’s 72 mcg ANDA product. On

August 30, 2018, the district court entered an order granting the joint stipulation and order to dismiss without prejudice all claims, counterclaims, and defenses in the consolidated actions with respect to the ‘030 Patent and the ‘371 Patent as between Plaintiffs and Mylan, granting Plaintiffs’ motion seeking leave to file an amended complaint, and withdrawing as moot Plaintiffs’ motion to dismiss with respect to the ‘371 patent. Plaintiffs filed a corrected amended complaint as to Mylan on September 4, 2018, and Mylan filed an answer to the amended complaint on September 13, 2018.

On June 12, 2018, the district court granted the parties’ request that briefing on Mylan’s motion to dismiss for improper venue be stayed until after a decision issued on Mylan’s renewed motion to dismiss for improper venue in Bristol-Myers Squibb Co. v. Mylan Pharmaceuticals, Inc., C.A. Nos. 17-374 (LPS), 17-379 (LPS) (“BMS”). On October 18, 2018, the district court in BMS granted Mylan’s motion to dismiss for improper venue in that case.

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

Namzaric®. On August 27, 2015, Forest Laboratories, LLC (which later merged with and into Allergan Sales, LLC, with Allergan Sales, LLC as the surviving entity), Forest Laboratories Holdings, Ltd.  and Adamas Pharmaceuticals, Inc. (all collectively, “Plaintiffs”), brought an action for infringement of some or all of U.S. Patent Nos. 8,039,009 (the “’009 patent”), 8,058,291 (the “‘291 patent”), 8,168,209 (the “‘209 patent”), 8,173,708 (the “‘708 patent”) 8,283,379 (the “‘379 patent”), 8,293,794 (the “‘794 patent”), 8,329,752 (the “‘752 patent”), 8,338,485 (the “‘485 patent”), 8,338,486 (the “‘486 patent”), 8,362,085 (the “‘085 patent”), 8,580,858 (the “‘858 patent”) and 8,598,233 (the “‘233 patent”) in the U.S. District Court for the District of Delaware against Amneal Pharmaceuticals LLC and Par Pharmaceutical, Inc., and related subsidiaries and affiliates thereof. On October 23, 2015, the Company also brought an action for infringement of the ‘009, ‘291, ‘209, ‘708, ‘379, ‘794, ‘752, ‘485, ‘486, ‘085, ‘858 and ‘233 patents in the U.S. District Court for the District of Delaware against Amerigen Pharmaceuticals, Inc. and Amerigen Pharmaceuticals Ltd. (collectively, “Amerigen”). The Company entered into a settlement agreement with Par on April 29, 2016.  On August 30, 2016, Plaintiffs entered into a settlement agreement with Amneal, who is believed to be a first applicant with respect to certain dosage strengths (memantine hydrochloride extended-release and donepezil hydrochloride, 14 mg/10 mg and 28 mg/10 mg) of Namzaric®.  Under the terms of the agreement, and subject to review of the settlement terms by the U.S. Federal Trade Commission, Plaintiffs will provide a license to Amneal that will permit it to launch its generic version of Namzaric® as of January 1, 2025, or earlier in certain circumstances.  Alternatively, under certain circumstances, Amneal has an option to launch an authorized generic version of Namzaric beginning on January 1, 2026.  On October 21, 2016, Plaintiffs entered into a settlement agreement with Amerigen, and the case was dismissed.

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

On October 16, 2017, the District Court issued a decision and final judgment finding that the asserted claims of the ‘111 patent, the ‘048 patent, the ‘930 patent and the ‘191 patent were infringed, but invalid on the ground of obviousness. The District Court also held that the asserted claims were not invalid as anticipated, for lack of enablement, or for improper inventorship. In a separate Order, the District Court joined the Tribe as a co-plaintiff under Federal Rule of Civil Procedure 25(c) and declined to rule on the validity of the patent assignment to the Tribe.  On October 27, 2017, Plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit.  Oral argument is scheduled for November 6, 2018.

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

In June and August 2018, the Company received Paragraph IV certification notice letters from Saptalis Pharmaceuticals, LLC (“Saptalis”) and Amneal Pharmaceuticals, LLC, respectively, indicating that they had submitted to FDA ANDAs seeking approval to manufacture and sell generic versions of RESTASIS® before the expiration of ‘111 patent, the ‘162 patent, the ‘556 patent, the ‘048 patent, the ‘930 patent and the ’191 patent.  Saptalis and Amneal claim that certain claims of these patents are invalid and/or would not be infringed by their respective products. On August 10 and September 20, 2018, Allergan and the Tribe filed complaints for infringement of the ʼ162 patent and the ʼ556 patent in the U.S. District Court for the District of Delaware against Saptalis and against Amneal Pharmaceuticals, LLC and Amneal Pharmaceuticals Co. India Private Limited (collectively, “Amneal”), respectively.

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

On March 26, 2018, the Federal Circuit issued an order sua sponte expediting the briefing and argument schedule on the merits of the appeal.  On March 28, 2018, the Federal Circuit granted the Tribe and Allergan’s motion to stay the IPR proceedings.  The stay remains in effect until the day after oral argument in the appeals in June 2018, at which time the Federal Circuit will address whether the stay shall remain in effect or whether it will be lifted.  The parties’ appeal briefing was completed on May 18, 2018.  Oral argument was held on June 4, 2018.  On July 20, 2018, the Federal Circuit affirmed the USPTO’s denial of the Tribe’s motion to dismiss and Allergan’s motion to withdraw.  On August 20, 2018, the Tribe and Allergan filed a petition for rehearing en banc, which the Federal Circuit denied on October 22, 2018.

Saphris®. Between September 2014 and May 2015, Forest Laboratories, LLC (which later merged with and into Allergan Sales, LLC, with Allergan Sales, LLC as the surviving entity), and Forest Laboratories Holdings Ltd. (collectively, “Forest”) brought actions for infringement of some or all of U.S. Patent Nos. 5,763,476 (the “‘476 patent”), 7,741,358 (the “‘358 patent”) and 8,022,228 (the “‘228 patent”) in the U.S. District Court for the District of Delaware against Sigmapharm Laboratories, LLC, Hikma Pharmaceuticals, LLC, Breckenridge Pharmaceutical, Inc., Alembic Pharmaceuticals, Ltd. and Amneal Pharmaceuticals, LLC, and related subsidiaries and affiliates thereof. Including a 6-month pediatric extension of regulatory exclusivity, the ‘476 patent expires in December 2020, and the ‘358 and ‘228 patents expire in October 2026. On September 30, 2015, the District Court consolidated all pending actions. On March 28, 2016, the court entered Forest and Hikma’s proposed joint stipulation and order of adverse judgment and dismissal of claims related to the ‘358 and ‘228 patents. In April 2016, the court granted the proposed consent judgment of non-infringement and order of dismissal of counterclaims related to the ‘358 and ‘228 patents, as well as a stipulation and order with respect to infringement of Claims 1, 2, and 6 of the ʼ476 patent, between Plaintiffs and Breckenridge. The Court also granted the proposed stipulation of entry and proposed order of adverse judgment and dismissal of counterclaims related to the ʼ358 and ʼ228 patents between Plaintiffs and Sigmapharm. In April, May and July 2016, the court granted the proposed stipulations and orders of infringement of certain claims of the ‘476 patent as to Hikma, Breckenridge and Alembic. On October 13, 2016, the court stayed trial as to Sigmapharm and extended the 30-month stay as to Sigmapharm.  Trial with respect to the ‘476 patent, the only remaining patent-in-suit, concluded on November 3, 2016.  On June 30, 2017, the district court issued an opinion and order finding all asserted claims of the ‘476 patent valid, and that claims 4, 9 and 10 were not infringed by Alembic and Breckenridge.  On July 11, 2017, the district court entered a final judgment that ordered, among other things, that Alembic’s, Amneal’s, Breckenridge’s and Hikma’s respective ANDAs not be granted final approval by FDA earlier than the date of expiration of the ‘476 patent inclusive of any applicable adjustments, extensions or exclusivities. On July 28, 2017, Alembic, Amneal, Breckenridge and Hikma (the “Appeal Defendants”) filed notices of appeal. On August 9, 2017, Plaintiffs filed a notice of cross appeal.  Briefing was completed on April 4, 2018. Oral argument was held on October 3, 2018.

On July 25, 2017, the District Court actions were reassigned to Judge Mitchel S. Goldberg of the U.S. District Court for the Eastern District of Pennsylvania. On February 9, 2018, the district court lifted the stay on the issue of infringement as to Sigmapharm. On March 14, 2018, the district court issued a scheduling order setting trial to begin on June 18, 2018 with respect to Sigmapharm’s infringement of claim 1 of the ‘476 patent. The district court also acknowledged that (a) the 30-month stay as to Sigmapharm is set to expire June 21, 2018, (b) Sigmapharm agreed not to launch its proposed generic product until FDA approval and after the district court issues its decision, and (c) Plaintiffs and Sigmapharm agreed to be bound by the outcome of the pending appeal with the Appeal Defendants and any proceedings on remand, if necessary, with respect to infringement of claims 4, 9 and 10 of the ‘476 patent.  A bench trial concluded on June 20, 2018.  The parties’ filed their opening post-trial briefs on July 19, 2018, and their responsive post-trial briefs on August 2, 2018.

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

Allergan Holdings France SAS and Allergan France SAS requested a preliminary injunction against Dermavita, Dima Corp, Aesthetic Services, Jacqueline Sillam and Dimitri Sillam in the High Court of Paris, France. During June 2017, the Paris Court preliminarily enjoined the defendants, inter alia, to refrain from promoting or selling in France its Juvederm products, to transfer various domain names and to pay provisional damages to Allergan, on the basis that such use would infringe Allergan’s EU and French JUVÉDERM trademarks and would amount to unfair competition. This injunction has been appealed. Allergan France has also filed against Dermavita, Dima Corp. and others a full action of trademark infringement in the Paris court. Dermavita has requested that the full action be stayed pending the outcome of the Nanterre action and the EUIPO trademark proceedings, both mentioned below.  The Paris court rejected Dermavita’s stay request and subsequently ordered the defendants to pay more than 75,000 Euros in liquidated damages for violation of the preliminary injunction mentioned above.  Dermavita has filed an action against Allergan in the Nanterre, France court alleging that Allergan has not used its JUVÉDERM trademark and requesting the court to revoke Allergan’s trademark based on its purported lack of use.  Allergan has submitted its principal brief and awaits a hearing on 19 December 2018.

Furthermore, more than 150 trademark opposition and cancellation actions between Allergan and Dermavita have been filed in front of the USPTO, EUIPO and various other national and regional trademark offices around the world.  Most of these actions remain pending; however Allergan has received favorable decisions in more than ten (10) such actions.

Product Liability Litigation

Actonel® Litigation. Warner Chilcott is a defendant in approximately 539 claims, including tolled claims and filed cases in various state and federal court, relating to Warner Chilcott’s bisphosphonate prescription drug Actonel®. The claimants allege, among other things, that Actonel® caused them to suffer osteonecrosis of the jaw (“ONJ”), a rare but serious condition that involves severe loss or destruction of the jawbone, and/or atypical fractures of the femur (“AFF”). Warner Chilcott is in the initial stages of discovery in these litigations.  All of the filed cases are in either federal or state courts in the United States, with the exception of three cases filed in provincial courts in Canada.  Two Canadian cases involve a single plaintiff, and the other is a purported product liability class action involving two named plaintiffs.  The Canadian action alleges, among other things, that Actonel® caused the plaintiffs and the proposed class members who ingested Actonel® to suffer ONJ or other side effects. It is expected that the plaintiffs in the purported class action will seek class certification. Plaintiffs have typically asked for unspecified monetary and injunctive relief, as well as attorneys’ fees. Warner Chilcott is indemnified by Sanofi for certain Actonel claims pursuant to a collaboration agreement relating to the two parties’ co-promotion of the product in the United States and other countries. In addition, Warner Chilcott is also partially indemnified by the Procter & Gamble Company (“P&G”) for ONJ claims that were pending at the time Warner Chilcott acquired P&G’s global pharmaceutical business in October 2009. In May and September 2013, Warner Chilcott entered into two settlement agreements that resolved a majority of the then-existing ONJ-related claims.

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

Lidoderm® Litigation.  On March 30, 2016, the U.S. Federal Trade Commission filed a lawsuit in federal district court in the Eastern District of Pennsylvania against the Company and one of its global generics business subsidiaries, Watson Laboratories, Inc., Endo Pharmaceuticals Inc. and others arising out of patent settlements relating to Lidoderm. The Lidoderm settlement was reached by Endo Pharmaceuticals Inc. and Watson Laboratories, Inc. in May 2012, prior to Watson’s affiliation with the Company.  On October 25, 2016, the FTC voluntarily withdrew its complaint in federal court in Pennsylvania. Then, in January 2017, the FTC filed a similar complaint in the federal district court in California where similar lawsuits filed by private plaintiffs were already pending and where the State of California filed a similar complaint against the same defendants.   On January 27, 2017, Allergan Finance LLC filed a declaratory judgment action against the FTC in the same federal district court in the Eastern District of Pennsylvania where the FTC’s original action had been pending.  In April 2017, the FTC and State of California’s actions were stayed pending the declaratory judgment action in the Eastern District of Pennsylvania.  On May 9, 2017, plaintiffs filed a motion for summary judgment in the Eastern District of Pennsylvania.

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

WCL has revised its consolidating balance sheets as previously presented in Footnote 25 of the December 31, 2017 Annual Report on Form 10-K and its consolidating financial statements as previously presented in Footnote 21 of the September 30, 2017 Quarterly Report on Form 10-Q due to a change in the Company’s legal entity structure and other reclassifications that occurred during the nine months ended September 30, 2018.  As a result, prior period information has been recast to conform to the current period presentation.

The following financial information presents the consolidating balance sheets as of September 30, 2018 and December 31, 2017, the related statement of operations for the three and nine months ended September 30, 2018 and 2017 and the statements of cash flows for the nine months ended September 30, 2018 and 2017.

Warner Chilcott Limited

Consolidating Balance Sheets

As of September 30, 2018

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
ASSETS
Current assets:
Cash and cash equivalents	$0.1	$101.9	$0.1	$-	$1,083.8	$-	$1,185.9
Marketable securities	-	-	-	-	22.0	-	22.0
Accounts receivable, net	-	-	-	-	2,826.7	-	2,826.7
Receivables from Parents	-	-	-	-	795.7	-	795.7
Inventories	-	-	-	-	894.6	-	894.6
Intercompany receivables	-	1,470.6	1,342.1	90.8	21,898.3	(24,801.8)	-
Current assets held for sale	-	-	-	-	7.3	-	7.3
Prepaid expenses and other current assets	-	-	17.4	92.8	690.4	-	800.6
Total current assets	0.1	1,572.5	1,359.6	183.6	28,218.8	(24,801.8)	6,532.8
Property, plant and equipment, net	-	-	-	-	1,756.6	-	1,756.6
Investments and other assets	-	-	-	-	302.8	-	302.8
Investment in subsidiaries	77,936.8	85,745.4	-	108,888.9	-	(272,571.1)	-
Non current intercompany receivables	-	31,850.9	17,407.2	-	27,556.9	(76,815.0)	-
Non current receivables from Parents	-	3,463.3	-	-	5,583.5	-	9,046.8
Non current assets held for sale	-	-	-	-	169.7	-	169.7
Deferred tax assets	-	-	-	-	989.4	-	989.4
Product rights and other intangibles	-	-	-	-	48,127.4	-	48,127.4
Goodwill	-	-	-	-	49,456.4	-	49,456.4
Total assets	$77,936.9	$122,632.1	$18,766.8	$109,072.5	$162,161.5	$(374,187.9)	$116,381.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	-	-	75.0	111.6	4,506.6	-	4,693.2
Intercompany payables	-	11,298.1	0.3	10,599.9	2,903.5	(24,801.8)	-
Payables to Parents	-	-	-	-	2,430.2	-	2,430.2
Income taxes payable	-	-	-	-	185.6	-	185.6
Current portion of long-term debt and capital leases	-	-	1,283.3	-	68.3	-	1,351.6
Total current liabilities	-	11,298.1	1,358.6	10,711.5	10,094.2	(24,801.8)	8,660.6
Long-term debt and capital leases	-	-	17,407.2	2,134.8	2,689.8	-	22,231.8
Other long-term liabilities	-	0.2	-	-	751.9	-	752.1
Long-term intercompany payables	-	26,519.9	-	1,037.0	49,258.1	(76,815.0)	-
Other taxes payable	-	-	-	-	1,575.1	-	1,575.1
Deferred tax liabilities	-	0.2	-	-	5,225.2	-	5,225.4
Total liabilities	-	37,818.4	18,765.8	13,883.3	69,594.3	(101,616.8)	38,445.0
Total equity / (deficit)	77,936.9	84,813.7	1.0	95,189.2	92,567.2	(272,571.1)	77,936.9
Total liabilities and equity	$77,936.9	$122,632.1	$18,766.8	$109,072.5	$162,161.5	$(374,187.9)	$116,381.9

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

Warner Chilcott Limited

Consolidating Statements of Operations

For the Three Months Ended September 30, 2018

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$3,911.4	$-	$3,911.4

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	596.8	-	596.8
Research and development	-	-	-	-	424.2	-	424.2
Selling and marketing	-	-	-	-	755.6	-	755.6
General and administrative	-	-	0.1	-	272.3	-	272.4
Amortization	-	-	-	-	1,588.5	-	1,588.5
In-process research and development impairments	-	-	-	-	-	-	-
Asset sales and impairments, net	-	-	-	-	(0.4)	-	(0.4)
Total operating expenses	-	-	0.1	-	3,637.0	-	3,637.1
Operating (loss) / income	-	-	(0.1)	-	274.4	-	274.3

Interest income / (expense), net	-	269.9	7.7	(20.7)	(400.0)	-	(143.1)
Other (expense) / income, net	-	-	(7.5)	-	137.5	-	130.0
Total other income / (expense), net	-	269.9	0.2	(20.7)	(262.5)	-	(13.1)
Income / (loss) before income taxes and noncontrolling interest	-	269.9	0.1	(20.7)	11.9	-	261.2
(Benefit) / provision for income taxes	-	-	-	(12.4)	220.7	-	208.3
(Earnings) / losses of equity interest subsidiaries	(51.3)	243.5	-	(142.8)	-	(49.4)	-
Net income / (loss) from continuing operations, net of tax	$51.3	$26.4	$0.1	$134.5	$(208.8)	$49.4	$52.9
(Loss) from discontinued operations, net of tax	-	-	-	-	-	-	-
Net income / (loss)	$51.3	$26.4	$0.1	$134.5	$(208.8)	$49.4	$52.9
(Income) attributable to noncontrolling interest	-	-	-	-	(1.6)	-	(1.6)
Net income / (loss) attributable to members	$51.3	$26.4	$0.1	$134.5	$(210.4)	$49.4	$51.3
Other comprehensive (loss) / income, net of tax	(88.7)	35.3	-	(357.1)	(88.7)	410.5	(88.7)
Comprehensive (loss) / income attributable to members	$(37.4)	$61.7	$0.1	$(222.6)	$(299.1)	$459.9	$(37.4)

Warner Chilcott Limited

Consolidating Statements of Operations

For the Nine Months Ended September 30, 2018

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$11,707.7	$-	$11,707.7

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	1,601.4	-	1,601.4
Research and development	-	-	-	-	1,588.1	-	1,588.1
Selling and marketing	-	-	-	-	2,409.0	-	2,409.0
General and administrative	-	-	0.6	-	865.4	-	866.0
Amortization	-	-	-	-	4,983.2	-	4,983.2
In-process research and development impairments	-	-	-	-	798.0	-	798.0
Asset sales and impairments, net	-	-	-	-	272.3	-	272.3
Total operating expenses	-	-	0.6	-	12,517.4	-	12,518.0
Operating (loss)	-	-	(0.6)	-	(809.7)	-	(810.3)

Interest income / (expense), net	-	796.3	(0.7)	(62.6)	(1,214.6)	-	(481.6)
Other income, net	-	-	1.7	-	264.9	-	266.6
Total other income / (expense), net	-	796.3	1.0	(62.6)	(949.7)	-	(215.0)
Income / (loss) before income taxes and noncontrolling interest	-	796.3	0.4	(62.6)	(1,759.4)	-	(1,025.3)
Provision / (benefit) for income taxes	-	-	0.3	(29.0)	(450.4)	-	(479.1)
Losses / (earnings) of equity interest subsidiaries	552.4	1,445.0	-	(648.4)	-	(1,349.0)	-
Net (loss) / income from continuing operations, net of tax	$(552.4)	$(648.7)	$0.1	$614.8	$(1,309.0)	$1,349.0	$(546.2)
(Loss) from discontinued operations, net of tax	-	-	-	-	-	-	-
Net (loss) / income	$(552.4)	$(648.7)	$0.1	$614.8	$(1,309.0)	$1,349.0	$(546.2)
(Income) attributable to noncontrolling interest	-	-	-	-	(6.2)	-	(6.2)
Net (loss) / income attributable to members	$(552.4)	$(648.7)	$0.1	$614.8	$(1,315.2)	$1,349.0	$(552.4)
Other comprehensive (loss) / income, net of tax	(416.5)	(393.5)	-	(929.3)	(416.5)	1,739.3	(416.5)
Comprehensive (loss) / income attributable to members	$(968.9)	$(1,042.2)	$0.1	$(314.5)	$(1,731.7)	$3,088.3	$(968.9)

Warner Chilcott Limited

Consolidating Statements of Operations

For the Three Months Ended September 30, 2017

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$4,034.3	$-	$4,034.3

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	586.5	-	586.5
Research and development	-	-	-	-	442.6	-	442.6
Selling and marketing	-	-	-	-	832.8	-	832.8
General and administrative	-	-	(0.9)	-	278.1	-	277.2
Amortization	-	-	-	-	1,781.0	-	1,781.0
In-process research and development impairments	-	-	-	-	202.0	-	202.0
Asset sales and impairments, net	-	-	-	-	3,874.8	-	3,874.8
Total operating expenses	-	-	(0.9)	-	7,997.8	-	7,996.9
Operating income / (loss)	-	-	0.9	-	(3,963.5)	-	(3,962.6)

Interest income / (expense), net	-	193.6	52.5	(26.3)	(447.1)	-	(227.3)
Other (expense), net	-	-	-	-	(1,310.3)	-	(1,310.3)
Total other income / (expense), net	-	193.6	52.5	(26.3)	(1,757.4)	-	(1,537.6)
Income / (loss) before income taxes and noncontrolling interest	-	193.6	53.4	(26.3)	(5,720.9)	-	(5,500.2)
Provision / (benefit) for income taxes	-	-	0.3	(14.4)	(1,624.7)	-	(1,638.8)
Losses / (earnings) of equity interest subsidiaries	3,869.2	4,086.9	-	4,399.6	-	(12,355.7)	-
Net (loss) / income from continuing operations, net of tax	$(3,869.2)	$(3,893.3)	$53.1	$(4,411.5)	$(4,096.2)	$12,355.7	$(3,861.4)
(Loss) from discontinued operations, net of tax	-	-	-	-	(6.1)	-	(6.1)
Net (loss) / income	$(3,869.2)	$(3,893.3)	$53.1	$(4,411.5)	$(4,102.3)	$12,355.7	$(3,867.5)
(Income) attributable to noncontrolling interest	-	-	-	-	(1.7)	-	(1.7)
Net (loss) / income attributable to members	$(3,869.2)	$(3,893.3)	$53.1	$(4,411.5)	$(4,104.0)	$12,355.7	$(3,869.2)
Other comprehensive income / (loss), net of tax	86.2	179.4	-	427.0	86.2	(692.6)	86.2
Comprehensive (loss) / income attributable to members	$(3,783.0)	$(3,713.9)	$53.1	$(3,984.5)	$(4,017.8)	$11,663.1	$(3,783.0)

Warner Chilcott Limited

Consolidating Statements of Operations

For the Nine Months Ended September 30, 2017

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$11,614.6	$-	$11,614.6

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	1,587.1	-	1,587.1
Research and development	-	-	-	-	1,691.9	-	1,691.9
Selling and marketing	-	-	-	-	2,637.1	-	2,637.1
General and administrative	-	-	9.2	1.1	1,028.9	-	1,039.2
Amortization	-	-	-	-	5,274.9	-	5,274.9
In-process research and development impairments	-	-	-	-	1,245.3	-	1,245.3
Asset sales and impairments, net	-	-	-	-	3,896.2	-	3,896.2
Total operating expenses	-	-	9.2	1.1	17,361.4	-	17,371.7
Operating (loss)	-	-	(9.2)	(1.1)	(5,746.8)	-	(5,757.1)

Interest income / (expense), net	-	721.7	117.3	(104.3)	(1,440.5)	-	(705.8)
Other (expense), net	-	-	(110.4)	(39.9)	(3,216.3)	-	(3,366.6)
Total other income / (expense), net	-	721.7	6.9	(144.2)	(4,656.8)	-	(4,072.4)
Income / (loss) before income taxes and noncontrolling interest	-	721.7	(2.3)	(145.3)	(10,403.6)	-	(9,829.5)
(Benefit) / provision for income taxes	-	(0.2)	0.3	(73.4)	(2,678.8)	-	(2,752.1)
Losses / (earnings) of equity interest subsidiaries	7,099.7	7,869.3	-	6,625.4	-	(21,594.4)	-
Net (loss) / income from continuing operations, net of tax	$(7,099.7)	$(7,147.4)	$(2.6)	$(6,697.3)	$(7,724.8)	$21,594.4	$(7,077.4)
(Loss) from discontinued operations, net of tax	-	-	-	-	(17.6)	-	(17.6)
Net (loss) / income	$(7,099.7)	$(7,147.4)	$(2.6)	$(6,697.3)	$(7,742.4)	$21,594.4	$(7,095.0)
(Income) attributable to noncontrolling interest	-	-	-	-	(4.7)	-	(4.7)
Net (loss) / income attributable to members	$(7,099.7)	$(7,147.4)	$(2.6)	$(6,697.3)	$(7,747.1)	$21,594.4	$(7,099.7)
Other comprehensive income / (loss), net of tax	2,749.6	2,900.0	-	4,220.6	2,749.6	(9,870.2)	2,749.6
Comprehensive (loss) / income attributable to members	$(4,350.1)	$(4,247.4)	$(2.6)	$(2,476.7)	$(4,997.5)	$11,724.2	$(4,350.1)

Warner Chilcott Limited

Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2018

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net (loss) / income	$(552.4)	$(648.7)	$0.1	$614.8	$(1,309.0)	$1,349.0	$(546.2)
Reconciliation to net cash provided by / (used in) operating activities:
Losses / (earnings) of equity interest subsidiaries	552.4	1,445.0	-	(648.4)	-	(1,349.0)	-
Depreciation	-	-	-	-	149.7	-	149.7
Amortization	-	-	-	-	4,983.2	-	4,983.2
Provision for inventory reserve	-	-	-	-	74.9	-	74.9
Share-based compensation	-	-	-	-	185.2	-	185.2
Deferred income tax benefit	-	-	-	-	(1,362.8)	-	(1,362.8)
In-process research and development impairments	-	-	-	-	798.0	-	798.0
Loss on asset sales and impairments, net	-	-	-	-	272.3	-	272.3
Gain on sale of Teva securities, net	-	-	-	-	(60.9)	-	(60.9)
Gain on sale of business	-	-	-	-	(182.6)	-	(182.6)
Non-cash extinguishment of debt	-	-	17.4	-	-	-	17.4
Cash (discount) related to extinguishment of debt	-	-	(18.2)	-	-	-	(18.2)
Amortization of deferred financing costs	-	-	16.2	1.2	-	-	17.4
Contingent consideration adjustments, including accretion	-	-	-	-	(113.1)	-	(113.1)
Dividends from subsidiaries	2,798.2	-	-	-	-	(2,798.2)	-
Other, net	-	-	(4.2)	(1.3)	6.0	-	0.5
Changes in assets and liabilities (net of effects of acquisitions)	-	(1,687.5)	5,693.7	33.7	(4,049.5)	-	(9.6)
Net cash provided by / (used in) operating activities	2,798.2	(891.2)	5,705.0	-	(608.6)	(2,798.2)	4,205.2
Cash Flows From Investing Activities:
Additions to property, plant and equipment	-	-	-	-	(165.1)	-	(165.1)
Additions to investments	-	(400.0)	-	-	(1,056.4)	-	(1,456.4)
Proceeds from sale of investments and other assets	-	800.0	-	-	5,401.3	-	6,201.3
Payments to settle Teva related matters	-	-	-	-	(466.0)	-	(466.0)
Proceeds from sales of property, plant and equipment	-	-	-	-	24.6	-	24.6
Net cash provided by investing activities	-	400.0	-	-	3,738.4	-	4,138.4
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness, including credit facility	-	700.0	-	-	17.2	-	717.2
Proceeds from forward sale of Teva securities	-	-	-	-	465.5	-	465.5
Payments on debt, including capital lease obligations and credit facility	-	(700.0)	(5,705.0)	-	(710.9)	-	(7,115.9)
Payments of contingent consideration and other financing	-	-	-	-	(21.7)	-	(21.7)
Payments to settle Teva related matters	-	-	-	-	(234.0)	-	(234.0)
Dividends to Parents	(2,798.2)	-	-	-	(2,798.2)	2,798.2	(2,798.2)
Net cash (used in) / provided by financing activities	(2,798.2)	-	(5,705.0)	-	(3,282.1)	2,798.2	(8,987.1)
Effect of currency exchange rate changes on cash and cash equivalents	-	-	-	-	13.1	-	13.1
Net (decrease) in cash and cash equivalents	-	(491.2)	-	-	(139.2)	-	(630.4)
Cash and cash equivalents at beginning of period	0.1	593.1	0.1	-	1,223.0	-	1,816.3
Cash and cash equivalents at end of period	$0.1	$101.9	$0.1	$-	$1,083.8	$-	$1,185.9

Warner Chilcott Limited

Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2017

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net (loss) / income	$(7,099.7)	$(7,147.4)	$(2.6)	$(6,697.3)	$(7,742.4)	$21,594.4	$(7,095.0)
Reconciliation to net cash provided by / (used in) operating activities:
Losses / (earnings) of equity interest subsidiaries	7,099.7	7,869.3	-	6,625.4	-	(21,594.4)	-
Depreciation	-	-	-	-	123.2	-	123.2
Amortization	-	-	-	-	5,274.9	-	5,274.9
Provision for inventory reserve	-	-	-	-	77.3	-	77.3
Share-based compensation	-	-	-	-	220.8	-	220.8
Deferred income tax benefit	-	-	-	-	(3,205.3)	-	(3,205.3)
In-process research and development impairments	-	-	-	-	1,245.3	-	1,245.3
Loss on asset sales and impairments, net	-	-	-	-	3,896.2	-	3,896.2
Net income impact of other-than-temporary loss on investment in Teva securities	-	-	-	-	3,273.5	-	3,273.5
Amortization of inventory step up	-	-	-	-	126.2	-	126.2
Non-cash extinguishment of debt	-	-	17.6	12.2	(38.0)	-	(8.2)
Cash charge related to extinguishment of debt	-	-	91.6	26.1	52.8	-	170.5
Amortization of deferred financing costs	-	-	17.0	2.6	-	-	19.6
Contingent consideration adjustments, including accretion	-	-	-	-	(51.6)	-	(51.6)
Dividends from subsidiaries	917.0	-	-	-	-	(917.0)	-
Other, net	-	(10.0)	-	-	(8.2)	-	(18.2)
Changes in assets and liabilities (net of effects of acquisitions)	-	(5,072.9)	(235.4)	1,800.4	3,591.6	-	83.7
Net cash provided by / (used in) operating activities	917.0	(4,361.0)	(111.8)	1,769.4	6,836.3	(917.0)	4,132.9
Cash Flows From Investing Activities:
Additions to property, plant and equipment	-	-	-	-	(234.0)	-	(234.0)
Additions to product rights and other intangibles	-	-	-	-	(604.3)	-	(604.3)
Additions to investments	-	(3,989.6)	-	-	(4,444.2)	-	(8,433.8)
Proceeds from sale of investments and other assets	-	7,866.4	-	-	6,608.0	-	14,474.4
Proceeds from sales of property, plant and equipment	-	-	-	-	5.8	-	5.8
Acquisitions of business, net of cash acquired	-	-	-	-	(5,290.4)	-	(5,290.4)
Net cash provided by / (used in) investing activities	-	3,876.8	-	-	(3,959.1)	-	(82.3)
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness, including credit facility	-	-	3,020.9	-	4.1	-	3,025.0
Debt issuance and other financing costs	-	-	(17.5)	-	-	-	(17.5)
Payments on debt, including capital lease obligations and credit facility	-	-	(2,800.0)	(1,743.3)	(1,035.9)	-	(5,579.2)
Cash charge related to extinguishment of debt	-	-	(91.6)	(26.1)	(52.8)	-	(170.5)
Payments of contingent consideration and other financing	-	-	-	-	(515.2)	-	(515.2)
Dividends to Parents	(917.0)	-	-	-	(917.0)	917.0	(917.0)
Net cash (used in) / provided by financing activities	(917.0)	-	111.8	(1,769.4)	(2,516.8)	917.0	(4,174.4)
Effect of currency exchange rate changes on cash and cash equivalents	-	-	-	-	19.1	-	19.1
Net (decrease) / increase in cash and cash equivalents	-	(484.2)	-	-	379.5	-	(104.7)
Cash and cash equivalents at beginning of period	0.1	513.9	-	-	1,199.2	-	1,713.2
Cash and cash equivalents at end of period	$0.1	$29.7	$-	$-	$1,578.7	$-	$1,608.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Business Transactions

The following are the significant transactions that were completed or announced in the nine months ended September 30, 2018.

Held for Sale

On October 15, 2018, the Company entered into a definitive asset purchase agreement with Aclaris Therapeutics, Inc. to sell the worldwide rights to Rhofade®.  This transaction, which is subject to customary closing conditions, including certain governmental regulatory clearances, is expected to close in the fourth quarter of 2018.  Under the terms of the agreement, the purchase price includes an upfront cash payment of $65.0 million at closing, a potential development milestone payment for an additional dermatology product, and tiered payments based on annual net sales of Rhofade® and the potential additional product with a fair value of approximately $65.0 million.

BonTi, Inc.

On October 24, 2018, the Company acquired BonTi, Inc. (“BonTi”), a privately held clinical-stage biotechnology company focused on the development and commercialization of novel, fast-acting neurotoxin programs for aesthetic and therapeutic applications, for $195.0 million upfront plus contingent consideration of up to $90.0 million.  This transaction was agreed to in the nine months ended September 30, 2018 and we expect to treat this transaction as an asset acquisition.

Almirall, S.A.

On September 20, 2018, the Company completed the sale of five medical dermatology products (Aczone®, Tazorac®, Azelex®, Cordran® Tape and Seysara™) in the U.S. to Almirall, S.A.  Allergan concluded that these assets constituted a business.  As part of the sale, the Company received cash consideration of $550.0 million and is eligible to receive a contingent payment of up to an additional $100.0 million in the event that net sales of the divested products in a specified calendar year exceed a sales target, to which no fair value has been ascribed.  As a result of this transaction, the Company recorded a net gain of $129.6 million included as a component of “other income / (expense), net”.

Elastagen Pty Ltd

On April 6, 2018, the Company completed the acquisition of Elastagen Pty Ltd, which was accounted for as an asset acquisition as the purchase primarily related to one asset.  An upfront expense of $96.1 million was expensed as a component of research and development (“R&D”) during the nine months ended September 30, 2018.  Under the terms of the agreement, Elastagen Pty Ltd is eligible to receive additional contingent consideration of up to $165.0 million.

Repros Therapeutics, Inc.

On January 31, 2018, the Company completed the acquisition of Repros Therapeutics, Inc., which was accounted for as an asset acquisition as the purchase primarily related to one asset.  A net charge of $33.2 million was expensed as a component of R&D during the nine months ended September 30, 2018.

Operating Results for the Three and Nine Months Ended September 30, 2018 and 2017

Results of operations, including segment net revenues, segment operating expenses and segment contribution consisted of the following for the three and nine months ended September 30, 2018 and 2017 ($ in millions):

	Three Months Ended September 30, 2018
	US Specialized Therapeutics	US General Medicine	International	Total
Net revenues	$1,706.2	$1,381.3	$821.6	$3,909.1

Operating expenses:
Cost of sales(1)	143.0	219.6	130.7	493.3
Selling and marketing	313.7	233.2	206.0	752.9
General and administrative	47.3	37.7	35.1	120.1
Segment contribution	$1,202.2	$890.8	$449.8	$2,542.8
Contribution margin	70.5%	64.5%	54.7%	65.0%
Corporate(2)				273.0
Research and development				424.2
Amortization				1,588.5
In-process research and development impairments				-
Asset sales and impairments, net				(0.4)
Operating income				$257.5
Operating margin				6.6%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Corporate includes net revenues of $2.3 million.

	Nine Months Ended September 30, 2018
	US Specialized Therapeutics	US General Medicine	International	Total
Net revenues	$5,111.5	$3,925.0	$2,634.5	$11,671.0

Operating expenses:
Cost of sales(1)	425.9	604.0	391.0	1,420.9
Selling and marketing	970.2	713.5	697.9	2,381.6
General and administrative	145.6	111.3	100.4	357.3
Segment contribution	$3,569.8	$2,496.2	$1,445.2	$7,511.2
Contribution margin	69.8%	63.6%	54.9%	64.4%
Corporate(2)				733.1
Research and development				1,588.1
Amortization				4,983.2
In-process research and development impairments				798.0
Asset sales and impairments, net				272.3
Operating (loss)				$(863.5)
Operating margin				(7.4)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Corporate includes net revenues of $36.7 million.

	Three Months Ended September 30, 2017
	US Specialized Therapeutics	US General Medicine	International	Total
Net revenues	$1,724.8	$1,497.4	$807.8	$4,030.0

Operating expenses:
Cost of sales(1)	131.4	225.5	116.3	473.2
Selling and marketing	353.5	247.7	224.8	826.0
General and administrative	54.8	47.7	28.3	130.8
Segment contribution	$1,185.1	$976.5	$438.4	$2,600.0
Contribution margin	68.7%	65.2%	54.3%	64.5%
Corporate(2)				321.9
Research and development				442.6
Amortization				1,781.0
In-process research and development impairments				202.0
Asset sales and impairments, net				3,874.8
Operating (loss)				$(4,022.3)
Operating margin				(99.8)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Corporate includes net revenues of $4.3 million.

	Nine Months Ended September 30, 2017
	US Specialized Therapeutics	US General Medicine	International	Total
Net revenues	$4,921.8	$4,270.9	$2,403.6	$11,596.3

Operating expenses:
Cost of sales(1)	349.4	623.2	341.6	1,314.2
Selling and marketing	1,040.7	838.3	673.2	2,552.2
General and administrative	149.4	129.7	86.5	365.6
Segment contribution	$3,382.3	$2,679.7	$1,302.3	$7,364.3
Contribution margin	68.7%	62.7%	54.2%	63.5%
Corporate(2)				1,086.7
Research and development				1,691.9
Amortization				5,274.9
In-process research and development impairments				1,245.3
Asset sales and impairments, net				3,896.2
Operating (loss)				$(5,830.7)
Operating margin				(50.3)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Corporate includes net revenues of $18.3 million.

US Specialized Therapeutics Segment

The following tables present top product sales and net contribution for the US Specialized Therapeutics segment for the three and nine months ended September 30, 2018 and 2017 ($ in millions):

	Three Months Ended September 30,		Change
	2018	2017	Dollars	%
Total Eye Care	$570.3	$635.3	$(65.0)	(10.2)%
Restasis®	298.0	366.8	(68.8)	(18.8)%
Alphagan®/Combigan®	95.4	92.7	2.7	2.9%
Lumigan®/Ganfort®	78.0	83.3	(5.3)	(6.4)%
Eye Drops	54.8	53.7	1.1	2.0%
Ozurdex®	28.6	24.6	4.0	16.3%
Other Eye Care	15.5	14.2	1.3	9.2%
Total Medical Aesthetics	657.1	602.3	54.8	9.1%
Facial Aesthetics	348.4	314.9	33.5	10.6%
Botox® Cosmetics	216.0	189.7	26.3	13.9%
Juvederm® Collection	127.2	115.6	11.6	10.0%
Kybella®	5.2	9.6	(4.4)	(45.8)%
Plastic Surgery	58.2	58.0	0.2	0.3%
Breast Implants	58.2	58.0	0.2	0.3%
Regenerative Medicine	133.4	113.7	19.7	17.3%
Alloderm®	105.8	84.6	21.2	25.1%
Other Regenerative Medicine	27.6	29.1	(1.5)	(5.2)%
Body Contouring	84.9	83.4	1.5	1.8%
Coolsculpting® Consumables	55.5	50.3	5.2	10.3%
Coolsculpting® Systems & Add On Applicators	29.4	33.1	(3.7)	(11.2)%
Skin Care	32.2	32.3	(0.1)	(0.3)%
SkinMedica®	19.9	18.7	1.2	6.4%
Latisse®	12.3	13.6	(1.3)	(9.6)%
Total Medical Dermatology	35.1	70.1	(35.0)	(49.9)%
Aczone®	17.4	46.7	(29.3)	(62.7)%
Tazorac®	9.3	15.1	(5.8)	(38.4)%
Other Medical Dermatology	8.4	8.3	0.1	1.2%
Total Neuroscience and Urology	427.9	397.2	30.7	7.7%
Botox® Therapeutics(3)	407.4	368.9	38.5	10.4%
Rapaflo®	20.5	28.3	(7.8)	(27.6)%
Other Revenues	15.8	19.9	(4.1)	(20.6)%
Net revenues	$1,706.2	$1,724.8	$(18.6)	(1.1)%
Operating expenses:
Cost of sales(1)	143.0	131.4	11.6	8.8%
Selling and marketing	313.7	353.5	(39.8)	(11.3)%
General and administrative	47.3	54.8	(7.5)	(13.7)%
Segment contribution	$1,202.2	$1,185.1	$17.1	1.4%
Segment margin	70.5%	68.7%		1.8%
Segment gross margin(2)	91.6%	92.4%		(0.8)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Defined as net revenues less segment related cost of sales as a percentage of net revenues.
(3) Includes Botox® Hyperhidrosis of $16.8 million which was previously disclosed under Medical Dermatology in the three months ended September 30, 2017.

	Nine Months Ended September 30,		Change
	2018	2017	Dollars	%
Total Eye Care	$1,648.4	$1,788.5	$(140.1)	(7.8)%
Restasis®	872.0	1,012.0	(140.0)	(13.8)%
Alphagan®/Combigan®	277.7	275.5	2.2	0.8%
Lumigan®/Ganfort®	217.8	236.6	(18.8)	(7.9)%
Eye Drops	154.8	152.2	2.6	1.7%
Ozurdex®	81.7	72.0	9.7	13.5%
Other Eye Care	44.4	40.2	4.2	10.4%
Total Medical Aesthetics	2,036.3	1,736.3	300.0	17.3%
Facial Aesthetics	1,063.6	982.8	80.8	8.2%
Botox® Cosmetics	649.2	583.8	65.4	11.2%
Juvederm® Collection	389.8	361.6	28.2	7.8%
Kybella®	24.6	37.4	(12.8)	(34.2)%
Plastic Surgery	194.8	173.6	21.2	12.2%
Breast Implants	194.8	173.6	21.2	12.2%
Regenerative Medicine	399.2	305.0	94.2	30.9%
Alloderm®	312.4	223.3	89.1	39.9%
Other Regenerative Medicine	86.8	81.7	5.1	6.2%
Body Contouring	280.3	162.3	118.0	72.7%
Coolsculpting® Consumables	180.8	98.2	82.6	84.1%
Coolsculpting® Systems & Add On Applicators	99.5	64.1	35.4	55.2%
Skin Care	98.4	112.6	(14.2)	(12.6)%
SkinMedica®	58.8	72.1	(13.3)	(18.4)%
Latisse®	39.6	40.5	(0.9)	(2.2)%
Total Medical Dermatology	111.0	204.9	(93.9)	(45.8)%
Aczone®	54.5	128.3	(73.8)	(57.5)%
Tazorac®	25.1	51.3	(26.2)	(51.1)%
Other Medical Dermatology	31.4	25.3	6.1	24.1%
Total Neuroscience and Urology	1,268.2	1,138.1	130.1	11.4%
Botox® Therapeutics(3)	1,205.2	1,058.2	147.0	13.9%
Rapaflo®	63.0	79.9	(16.9)	(21.2)%
Other Revenues	47.6	54.0	(6.4)	(11.9)%
Net revenues	$5,111.5	$4,921.8	$189.7	3.9%
Operating expenses:
Cost of sales(1)	425.9	349.4	76.5	21.9%
Selling and marketing	970.2	1,040.7	(70.5)	(6.8)%
General and administrative	145.6	149.4	(3.8)	(2.5)%
Segment contribution	$3,569.8	$3,382.3	$187.5	5.5%
Segment margin	69.8%	68.7%		1.1%
Segment gross margin(2)	91.7%	92.9%		(1.2)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Defined as net revenues less segment related cost of sales as a percentage of net revenues.
(3) Includes Botox® Hyperhidrosis of $50.4 million which was previously disclosed under Medical Dermatology in the nine months ended September 30, 2017.

The Zeltiq® Aesthetics, Inc. (“Zeltiq”) acquisition (the “Zeltiq Acquisition”) and the LifeCell Corporation (“LifeCell”) acquisition (the “LifeCell Acquisition”) contributed the following to the segment in the nine months ended September 30, 2018 and 2017 ($ in millions):

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	LifeCell	Zeltiq	Combined Contribution	LifeCell	Zeltiq	Combined Contribution
Net revenues	$400.8	$280.4	$681.2	$306.6	$162.3	$468.9
Operating expenses:
Cost of sales	82.2	78.9	161.1	74.6	46.0	120.6
Selling and marketing	84.5	114.6	199.1	69.2	61.4	130.6
General and administrative	6.5	4.5	11.0	9.3	4.9	14.2

Net Revenues

Three Months Ended September 30, 2018 and 2017

The decrease in net revenues in the three months ended September 30, 2018 was primarily driven by price and volume declines for Restasis® and a decline in Aczone® revenues due to genericization of the branded acne market and a generic launch of Aczone 5%, partially offset by increased demand for Botox® Therapeutics, Botox® Cosmetics and Juvederm® Collection and Alloderm®.

Nine Months Ended September 30, 2018 and 2017

The increase in net revenues in the nine months ended September 30, 2018 was primarily driven by the Zeltiq and LifeCell acquisitions and growth in Botox® Therapeutics and Botox® Cosmetics, partially offset by decreases in Restasis® and Aczone®.  Botox® Therapeutics and Botox® Cosmetics increased versus the prior year period primarily driven by demand growth.  The decline in Restasis® revenues was due to both price declines and volume declines.  The decline in Aczone® revenues was due to genericization of the branded acne market, increased discounts to maintain formulary access and a generic launch of Aczone 5%.

Cost of Sales

Three Months Ended September 30, 2018 and 2017

Segment gross margin was 91.6% in the three months ended September 30, 2018 compared to 92.4% in the prior year period due to product mix, including a decline in Restasis® sales.

Nine Months Ended September 30, 2018 and 2017

The increase in cost of sales in the nine months ended September 30, 2018 was primarily due to the Zeltiq and LifeCell acquisitions.  Excluding the Zeltiq and LifeCell acquisitions in both periods, segment gross margin decreased to 94.0% in the nine months ended September 30, 2018 versus 94.9% in the prior year period primarily due to product mix and due in part to a decline in Restasis® sales.

Selling and Marketing Expenses

Three and Nine Months Ended September 30, 2018 and 2017

The decrease in selling and marketing expenses in both periods primarily related to lower headcount in the Eye Care and Medical Dermatology field forces due to the Company’s restructuring initiatives, lower promotional costs and a decrease in the charge for the non-tax deductible Branded Prescription Drug Fee, offset in part by the impact of the Zeltiq Acquisition in the nine months ended September 30, 2018.

General and Administrative Expenses

Three and Nine Months Ended September 30, 2018 and 2017

General and administrative expenses in both periods decreased period-over-period due to cost savings initiatives.

US General Medicine Segment

The following tables present top product sales and net contribution for the US General Medicine segment for the three and nine months ended September 30, 2018 and 2017 ($ in millions):

	Three Months Ended September 30,		Change
	2018	2017	Dollars	%
Total Central Nervous System (CNS)	$307.2	$355.2	$(48.0)	(13.5)%
Vraylar™	138.0	80.2	57.8	72.1%
Viibryd®/Fetzima®	88.5	86.5	2.0	2.3%
Saphris®	36.4	37.2	(0.8)	(2.2)%
Namzaric®	28.0	37.0	(9.0)	(24.3)%
Namenda XR®	16.2	114.3	(98.1)	(85.8)%
Namenda® IR	0.1	-	0.1	n.a.
Total Gastrointestinal (GI)	453.3	443.5	9.8	2.2%
Linzess®	204.8	190.9	13.9	7.3%
Zenpep®	62.1	56.8	5.3	9.3%
Carafate®/Sulcrate®	53.4	58.7	(5.3)	(9.0)%
Canasa®/Salofalk®	46.8	39.0	7.8	20.0%
Viberzi®	46.8	40.9	5.9	14.4%
Asacol®/Delzicol®	32.1	49.5	(17.4)	(35.2)%
Other GI	7.3	7.7	(0.4)	(5.2)%
Total Women's Health	213.1	265.7	(52.6)	(19.8)%
Lo Loestrin®	141.5	120.0	21.5	17.9%
Estrace® Cream	14.8	101.6	(86.8)	(85.4)%
Liletta®	12.7	9.3	3.4	36.6%
Minastrin® 24	0.6	3.6	(3.0)	(83.3)%
Other Women's Health	43.5	31.2	12.3	39.4%
Total Anti-Infectives	74.2	67.2	7.0	10.4%
Teflaro®	33.4	29.1	4.3	14.8%
Avycaz®	24.7	16.9	7.8	46.2%
Dalvance®	9.2	16.1	(6.9)	(42.9)%
Other Anti-Infectives	6.9	5.1	1.8	35.3%
Diversified Brands	296.1	318.7	(22.6)	(7.1)%
Bystolic®/ Byvalson®	151.2	164.2	(13.0)	(7.9)%
Armour Thyroid	48.0	38.5	9.5	24.7%
Savella®	22.4	24.0	(1.6)	(6.7)%
Lexapro®	15.6	12.9	2.7	20.9%
PacPharma	2.5	3.0	(0.5)	(16.7)%
Other Diversified Brands	56.4	76.1	(19.7)	(25.9)%
Other revenues	37.4	47.1	(9.7)	(20.6)%
Net revenues	$1,381.3	$1,497.4	$(116.1)	(7.8)%
Operating expenses:
Cost of sales(1)	219.6	225.5	(5.9)	(2.6)%
Selling and marketing	233.2	247.7	(14.5)	(5.9)%
General and administrative	37.7	47.7	(10.0)	(21.0)%
Segment contribution	$890.8	$976.5	$(85.7)	(8.8)%
Segment margin	64.5%	65.2%		(0.7)%
Segment gross margin(2)	84.1%	84.9%		(0.8)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Defined as net revenues less segment related cost of sales as a percentage of net revenues.

	Nine Months Ended September 30,		Change
	2018	2017	Dollars	%
Total Central Nervous System (CNS)	$839.9	$1,010.9	$(171.0)	(16.9)%
Vraylar™	336.6	200.1	136.5	68.2%
Viibryd®/Fetzima®	246.9	244.2	2.7	1.1%
Saphris®	102.9	117.5	(14.6)	(12.4)%
Namzaric®	93.2	94.0	(0.8)	(0.9)%
Namenda XR®	60.1	355.0	(294.9)	(83.1)%
Namenda® IR	0.2	0.1	0.1	100.0%
Total Gastrointestinal (GI)	1,273.9	1,241.8	32.1	2.6%
Linzess®	555.9	506.3	49.6	9.8%
Zenpep®	170.5	153.8	16.7	10.9%
Carafate®/Sulcrate®	163.7	176.6	(12.9)	(7.3)%
Canasa®/Salofalk®	130.4	115.7	14.7	12.7%
Viberzi®	127.6	113.7	13.9	12.2%
Asacol®/Delzicol®	102.9	152.7	(49.8)	(32.6)%
Other GI	22.9	23.0	(0.1)	(0.4)%
Total Women's Health	572.9	758.4	(185.5)	(24.5)%
Lo Loestrin®	383.9	332.8	51.1	15.4%
Liletta®	36.3	23.1	13.2	57.1%
Estrace® Cream	34.3	265.1	(230.8)	(87.1)%
Minastrin® 24	6.6	56.1	(49.5)	(88.2)%
Other Women's Health	111.8	81.3	30.5	37.5%
Total Anti-Infectives	225.6	190.7	34.9	18.3%
Teflaro®	98.0	92.7	5.3	5.7%
Avycaz®	70.0	42.7	27.3	63.9%
Dalvance®	38.8	40.9	(2.1)	(5.1)%
Other Anti-Infectives	18.8	14.4	4.4	30.6%
Diversified Brands	855.9	923.2	(67.3)	(7.3)%
Bystolic®/ Byvalson®	432.1	454.7	(22.6)	(5.0)%
Armour Thyroid	145.4	117.8	27.6	23.4%
Savella®	61.4	74.3	(12.9)	(17.4)%
Lexapro®	44.8	39.4	5.4	13.7%
PacPharma	10.6	9.7	0.9	9.3%
Other Diversified Brands	161.6	227.3	(65.7)	(28.9)%
Other revenues	156.8	145.9	10.9	7.5%
Net revenues	$3,925.0	$4,270.9	$(345.9)	(8.1)%
Operating expenses:
Cost of sales(1)	604.0	623.2	(19.2)	(3.1)%
Selling and marketing	713.5	838.3	(124.8)	(14.9)%
General and administrative	111.3	129.7	(18.4)	(14.2)%
Segment contribution	$2,496.2	$2,679.7	$(183.5)	(6.8)%
Segment margin	63.6%	62.7%		0.9%
Segment gross margin(2)	84.6%	85.4%		(0.8)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Defined as net revenues less segment related cost of sales as a percentage of net revenues.

Net Revenues

Three Months Ended September 30, 2018 and 2017

The decrease in net revenues in the three months ended September 30, 2018 was primarily due to a decline in products that lost exclusivity including Namenda XR® and Estrace® Cream, offset, in part, by growth in Vraylar™, Lo Loestrin® and Linzess®.  CNS revenues declined primarily due to the decline in Namenda XR® as a result of loss of exclusivity, offset, in part, by strong demand growth for Vraylar™.   Women’s Health revenues declined primarily due to the loss of exclusivity on Estrace® Cream, offset, in part, by growth for Lo Loestrin® driven by higher average selling prices and increased demand.  GI revenues increased primarily due to growth for Linzess® resulting from increased demand, offset, in part, by the generic impact on Asacol®.

Nine Months Ended September 30, 2018 and 2017

The decrease in net revenues in the nine months ended September 30, 2018 was primarily due to a decline in products that lost exclusivity including Namenda XR®, Estrace® Cream, Asacol® and Minastrin® 24, offset, in part, by growth in Vraylar™, Lo Loestrin® and Linzess®.  CNS revenues declined primarily due to the decline in Namenda XR® as a result of loss of exclusivity, offset, in part, by strong demand growth for Vraylar™.   Women’s Health revenues declined primarily due to the loss of exclusivity on Estrace® Cream and Minastrin® 24, offset, in part, by growth for Lo Loestrin® driven by higher average selling prices and increased demand.  GI revenues increased primarily due to growth for Linzess® resulting from increased demand, offset, in part, by the generic impact on Asacol®.

Cost of Sales

Three Months Ended September 30, 2018 and 2017

The decrease in cost of sales in the three months ended September 30, 2018 was primarily due to lower product sales and product mix, including loss of exclusivity on higher margin products.  Segment gross margin was 84.1% in the three months ended September 30, 2018 compared to 84.9% in the prior year period.

Nine Months Ended September 30, 2018 and 2017

The decrease in cost of sales in the nine months ended September 30, 2018 was primarily due to lower product sales and product mix, including loss of exclusivity on higher margin products.  Segment gross margin was 84.6% in the nine months ended September 30, 2018 compared to 85.4% in the prior year period.

Selling and Marketing Expenses

Three Months Ended September 30, 2018 and 2017

The decrease in selling and marketing expenses in the three months ended September 30, 2018 was related to headcount reductions from the Company’s restructuring initiatives and a decrease in the charge for the non-tax deductible Branded Prescription Drug Fee.

Nine Months Ended September 30, 2018 and 2017

The decrease in selling and marketing expenses in the nine months ended September 30, 2018 was related to headcount reductions from the Company’s restructuring initiatives, lower promotional costs, and a decrease in the charge for the non-tax deductible Branded Prescription Drug Fee.

General and Administrative Expenses

Three and Nine Months Ended September 30, 2018 and 2017

General and administrative expenses in both periods decreased period-over-period due to cost savings initiatives.

International Segment

The following tables present top product sales and net contribution for the International segment for the three and nine months ended September 30, 2018 and 2017 ($ in millions):

	Three Months Ended September 30,		Change
	2018	2017	$ Overall Change	$ Operational Change (3)	$ Currency Change	% Overall Change	% Operational Change (3)	% Currency Change
Total Eye Care	$289.0	$317.9	$(28.9)	$(9.6)	$(19.3)	(9.1)%	(3.0)%	(6.1)%
Lumigan®/Ganfort®	94.8	91.5	3.3	6.8	(3.5)	3.6%	7.4%	(3.8)%
Alphagan®/Combigan®	40.5	43.4	(2.9)	0.5	(3.4)	(6.7)%	1.2%	(7.9)%
Optive®	27.1	28.4	(1.3)	0.7	(2.0)	(4.6)%	2.5%	(7.1)%
Ozurdex®	25.8	50.2	(24.4)	(22.4)	(2.0)	(48.6)%	(44.6)%	(4.0)%
Restasis®	13.6	15.5	(1.9)	(0.8)	(1.1)	(12.3)%	(5.2)%	(7.1)%
Other Eye Drops	39.7	42.8	(3.1)	-	(3.1)	(7.2)%	0.0%	(7.2)%
Other Eye Care	47.5	46.1	1.4	5.6	(4.2)	3.0%	12.1%	(9.1)%
Total Medical Aesthetics	369.0	331.1	37.9	61.2	(23.3)	11.4%	18.5%	(7.1)%
Facial Aesthetics	303.6	259.6	44.0	64.2	(20.2)	16.9%	24.7%	(7.8)%
Botox® Cosmetics	163.4	131.5	31.9	42.7	(10.8)	24.3%	32.5%	(8.2)%
Juvederm® Collection	138.6	126.5	12.1	21.4	(9.3)	9.6%	16.9%	(7.3)%
Belkyra® (Kybella®)	1.6	1.6	-	0.1	(0.1)	0.0%	6.3%	(6.3)%
Plastic Surgery	35.9	38.5	(2.6)	(0.7)	(1.9)	(6.8)%	(1.8)%	(5.0)%
Breast Implants	35.6	38.1	(2.5)	(0.6)	(1.9)	(6.6)%	(1.6)%	(5.0)%
Earfold™	0.3	0.4	(0.1)	(0.1)	-	(25.0)%	(25.0)%	0.0%
Regenerative Medicine	3.3	5.1	(1.8)	(1.7)	(0.1)	(35.3)%	(33.3)%	(2.0)%
Alloderm®	1.0	1.5	(0.5)	(0.5)	-	(33.3)%	(33.3)%	0.0%
Other Regenerative Medicine	2.3	3.6	(1.3)	(1.2)	(0.1)	(36.1)%	(33.3)%	(2.8)%
Body Contouring	22.5	24.0	(1.5)	(0.8)	(0.7)	(6.3)%	(3.3)%	(3.0)%
Coolsculpting® Consumables	14.2	13.8	0.4	0.8	(0.4)	2.9%	5.8%	(2.9)%
Coolsculpting® Systems & Add On Applicators	8.3	10.2	(1.9)	(1.6)	(0.3)	(18.6)%	(15.7)%	(2.9)%
Skin Care	3.7	3.9	(0.2)	0.2	(0.4)	(5.1)%	5.1%	(10.2)%
Botox® Therapeutics and Other	145.1	141.8	3.3	10.3	(7.0)	2.3%	7.3%	(5.0)%
Botox® Therapeutics	92.9	84.4	8.5	13.9	(5.4)	10.1%	16.5%	(6.4)%
Asacol®/Delzicol®	10.9	11.9	(1.0)	(0.9)	(0.1)	(8.4)%	(7.6)%	(0.8)%
Constella®	5.7	5.7	-	0.1	(0.1)	0.0%	1.8%	(1.8)%
Other Products	35.6	39.8	(4.2)	(2.8)	(1.4)	(10.6)%	(7.0)%	(3.6)%
Other revenues	18.5	17.0	1.5	1.5	-	8.8%	8.8%	0.0%
Net revenues	$821.6	$807.8	$13.8	$63.4	$(49.6)	1.7%	7.8%	(6.1)%
Operating expenses:
Cost of sales(1)	130.7	116.3	14.4	21.9	(7.5)	12.4%	18.8%	(6.4)%
Selling and marketing	206.0	224.8	(18.8)	(7.6)	(11.2)	(8.4)%	(3.4)%	(5.0)%
General and administrative	35.1	28.3	6.8	10.4	(3.6)	24.0%	36.7%	(12.7)%
Segment contribution	$449.8	$438.4	$11.4	$38.7	$(27.3)	2.6%	8.8%	(6.2)%
Segment margin	54.7%	54.3%				0.4%
Segment gross margin(2)	84.1%	85.6%				(1.5)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Defined as net revenues less segment related cost of sales as a percentage of net revenues.
(3) Defined as overall change excluding foreign exchange impact.

	Nine Months Ended September 30,		Change
	2018	2017	$ Overall Change	$ Operational Change (3)	$ Currency Change	% Overall Change	% Operational Change (3)	% Currency Change
Total Eye Care	$986.4	$939.4	$47.0	$33.1	$13.9	5.0%	3.5%	1.5%
Lumigan®/Ganfort®	295.7	271.8	23.9	13.0	10.9	8.8%	4.8%	4.0%
Ozurdex®	158.1	152.5	5.6	(1.9)	7.5	3.7%	(1.2)%	4.9%
Alphagan®/Combigan®	129.3	128.4	0.9	2.1	(1.2)	0.7%	1.6%	(0.9)%
Optive®	85.6	83.5	2.1	1.9	0.2	2.5%	2.3%	0.2%
Restasis®	47.9	46.7	1.2	1.9	(0.7)	2.6%	4.1%	(1.5)%
Other Eye Drops	122.4	123.7	(1.3)	(1.1)	(0.2)	(1.1)%	(0.9)%	(0.2)%
Other Eye Care	147.4	132.8	14.6	17.2	(2.6)	11.0%	13.0%	(2.0)%
Total Medical Aesthetics	1,137.3	977.3	160.0	153.4	6.6	16.4%	15.7%	0.7%
Facial Aesthetics	929.5	793.1	136.4	132.8	3.6	17.2%	16.7%	0.5%
Botox® Cosmetics	483.4	402.0	81.4	82.3	(0.9)	20.2%	20.5%	(0.3)%
Juvederm® Collection	440.8	386.0	54.8	50.3	4.5	14.2%	13.0%	1.2%
Belkyra® (Kybella®)	5.3	5.1	0.2	0.2	-	3.9%	3.9%	0.0%
Plastic Surgery	120.7	118.0	2.7	0.9	1.8	2.3%	0.8%	1.5%
Breast Implants	119.6	116.8	2.8	1.0	1.8	2.4%	0.9%	1.5%
Earfold™	1.1	1.2	(0.1)	(0.1)	0.0	(8.3)%	(8.3)%	0.0%
Regenerative Medicine	12.9	10.7	2.2	1.7	0.5	20.6%	15.9%	4.7%
Alloderm®	5.5	5.0	0.5	0.3	0.2	10.0%	6.0%	4.0%
Other Regenerative Medicine	7.4	5.7	1.7	1.4	0.3	29.8%	24.6%	5.2%
Body Contouring	62.6	46.7	15.9	16.0	(0.1)	34.0%	34.3%	(0.3)%
Coolsculpting® Consumables	40.8	26.3	14.5	14.4	0.1	55.1%	54.8%	0.3%
Coolsculpting® Systems & Add On Applicators	21.8	20.4	1.4	1.6	(0.2)	6.9%	7.8%	(0.9)%
Skin Care	11.6	8.8	2.8	2.0	0.8	31.8%	22.7%	9.1%
Botox® Therapeutics and Other	461.4	426.8	34.6	24.7	9.9	8.1%	5.8%	2.3%
Botox® Therapeutics	293.7	260.6	33.1	28.5	4.6	12.7%	10.9%	1.8%
Asacol®/Delzicol®	35.0	36.8	(1.8)	(3.4)	1.6	(4.9)%	(9.2)%	4.3%
Constella®	17.7	16.1	1.6	1.0	0.6	9.9%	6.2%	3.7%
Other Products	115.0	113.3	1.7	(1.4)	3.1	1.5%	(1.2)%	2.7%
Other revenues	49.4	60.1	(10.7)	(11.2)	0.5	(17.8)%	(18.6)%	0.8%
Net revenues	$2,634.5	$2,403.6	$230.9	$200.0	$30.9	9.6%	8.3%	1.3%
Operating expenses:
Cost of sales(1)	391.0	341.6	49.4	47.8	1.6	14.5%	14.0%	0.5%
Selling and marketing	697.9	673.2	24.7	11.9	12.8	3.7%	1.8%	1.9%
General and administrative	100.4	86.5	13.9	15.2	(1.3)	16.1%	17.6%	(1.5)%
Segment contribution	$1,445.2	$1,302.3	$142.9	$125.1	$17.8	11.0%	9.6%	1.4%
Segment margin	54.9%	54.2%				0.7%
Segment gross margin(2)	85.2%	85.8%				(0.6)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Defined as net revenues less segment related cost of sales as a percentage of net revenues.
(3) Defined as overall change excluding foreign exchange impact.

The following tables present our revenue disaggregated by geography for our International segment ($ in millions):

	Three Months Ended September 30,
	2018	2017	$ Overall Change	% Overall Change	$ Operational Change	% Operational Change
Europe	$329.8	$336.6	$(6.8)	(2.0)%	$8.9	2.6%
Asia Pacific, Middle East and Africa	272.4	225.5	46.9	20.8%	56.1	24.9%
Latin America and Canada	203.3	228.5	(25.2)	(11.0)%	(0.4)	(0.2)%
Other*	16.1	17.2	(1.1)	(6.4)%	(1.2)	(7.0)%
Total International	$821.6	$807.8	$13.8	1.7%	$63.4	7.8%
*Includes royalty and other revenue

	Nine Months Ended September 30,
	2018	2017	$ Overall Change	% Overall Change	$ Operational Change	% Operational Change
Europe	$1,141.5	$1,041.3	$100.2	9.6%	$57.0	5.5%
Asia Pacific, Middle East and Africa	796.8	673.9	122.9	18.2%	108.2	16.1%
Latin America and Canada	646.2	626.9	19.3	3.1%	47.1	7.5%
Other*	50.0	61.5	(11.5)	(18.7)%	(12.3)	(20.0)%
Total International	$2,634.5	$2,403.6	$230.9	9.6%	$200.0	8.3%
*Includes royalty and other revenue

Net Revenues

Three Months Ended September 30, 2018 and 2017

The increase in net revenues in the three months ended September 30, 2018 was primarily due to the operational growth of total Facial Aesthetics, offset, in part by a decrease in Eye Care and the impact of foreign exchange.  Within Facial Aesthetics, the increase in sales of Botox® Cosmetics and Juvederm® Collection were driven primarily by demand growth, offset, in part, by a loss from foreign currency.  Within total Eye Care, Ozurdex® decreased versus the prior year period due to the impact of a product recall which lowered revenues by $31.6 million in the period and a loss from foreign currency.

Nine Months Ended September 30, 2018 and 2017

The increase in net revenues in the nine months ended September 30, 2018 was primarily due to the operational growth of total Facial Aesthetics and Eye Care, as well as the Zeltiq and LifeCell acquisitions.  Within Facial Aesthetics, the increase in sales of Botox® Cosmetics was driven primarily by demand growth.  Juvederm® Collection revenues increased versus the prior year period, primarily resulting from demand growth and a benefit from foreign currency.  Within total Eye Care, Ozurdex® increased versus the prior year period, primarily driven by a benefit from foreign currency.  Operational growth of Ozurdex® in the nine months ended September 30, 2018 was offset by the third quarter product recall.

Cost of Sales

Three Months Ended September 30, 2018 and 2017

The increase in cost of sales in the three months ended September 30, 2018 was primarily due to the increase in net revenues.  Segment gross margin was 84.1% in the three months ended September 30, 2018 compared to 85.6% in the prior year period.  The 2018 gross margin was negatively impacted by the impact of the Ozurdex® product recall write-off of approximately $10.0 million as well as an increase in importation costs in certain markets.

Nine Months Ended September 30, 2018 and 2017

The increase in cost of sales in the nine months ended September 30, 2018 was primarily due to the increase in net revenues and the Zeltiq and LifeCell acquisitions.  Excluding the Zeltiq and LifeCell acquisitions in both periods, segment gross margin was 85.8% in the nine months ended September 30, 2018 compared to 86.2% in the prior year period.  The 2018 gross margin was negatively impacted by the impact of the Ozurdex® product recall as well as an increase in importation costs in certain markets.

Selling and Marketing Expenses

Three Months Ended September 30, 2018

The decrease in selling and marketing expenses in the three months ended September 30, 2018 was related to restructuring activities and the timing of promotional spending.

Nine Months Ended September 30, 2018

The increase in selling and marketing expenses in the nine months ended September 30, 2018 was due in part to the Zeltiq Acquisition.

General and Administrative Expenses

Three and Nine Months Ended September 30, 2018

General and administrative expenses increased in both periods primarily due to costs associated with the Ozurdex recall.

Corporate

Corporate represents the results of corporate initiatives as well as the impact of select revenues and shared costs.  The following represents the Corporate amounts for the three and nine months ended September 30, 2018 and 2017 ($ in millions):

	Three Months Ended September 30, 2018
	Integration / Divestiture	Non- Acquisition Related Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Other	Revenues and Shared Costs	Total
Net revenues	$-	$-	$-	$-	$-	$2.3	$2.3
Operating expenses:
Cost of sales(1)	0.2	6.6	10.0	0.3	0.1	86.3	103.5
Selling and marketing	0.3	1.3	-	1.2	-	(0.1)	2.7
General and administrative	8.0	1.3	-	0.4	0.9	158.5	169.1
Contribution	$(8.5)	$(9.2)	$(10.0)	$(1.9)	$(1.0)	$(242.4)	$(273.0)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

	Nine Months Ended September 30, 2018
	Integration / Divestiture	Non- Acquisition Related Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Other	Revenues and Shared Costs	Total
Net revenues	$-	$-	$-	$-	$-	$36.7	$36.7
Operating expenses:
Cost of sales(1)	1.7	28.5	(115.4)	1.8	-	263.9	180.5
Selling and marketing	1.7	18.5	-	7.2	-	-	27.4
General and administrative	36.7	5.6	-	2.5	41.5	475.6	561.9
Contribution	$(40.1)	$(52.6)	$115.4	$(11.5)	$(41.5)	$(702.8)	$(733.1)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

	Three Months Ended September 30, 2017
	Integration / Divestiture	Non- Acquisition Related Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Other	Revenues and Shared Costs	Total
Net revenues	$-	$-	$-	$-	$-	$4.3	$4.3
Operating expenses:
Cost of sales(1)	1.6	39.7	(67.0)	39.6	13.8	85.6	113.3
Selling and marketing	2.1	(5.2)	-	8.1	1.3	0.5	6.8
General and administrative	23.4	6.4	-	3.4	30.6	142.3	206.1
Contribution	$(27.1)	$(40.9)	$67.0	$(51.1)	$(45.7)	$(224.1)	$(321.9)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

	Nine Months Ended September 30, 2017
	Integration / Divestiture	Non- Acquisition Related Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Other	Revenues and Shared Costs	Total
Net revenues	$-	$-	$-	$-	$-	$18.3	$18.3
Operating expenses:
Cost of sales(1)	5.7	45.1	(127.3)	129.5	12.5	207.4	272.9
Selling and marketing	28.8	24.7	-	26.4	1.5	3.5	84.9
General and administrative	117.0	9.9	-	45.8	73.8	500.7	747.2
Contribution	$(151.5)	$(79.7)	$127.3	$(201.7)	$(87.8)	$(693.3)	$(1,086.7)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

Integration

Three and Nine Months Ended September 30, 2018 and 2017

In the three and nine months ended September 30, 2018 and 2017, integration and restructuring charges included costs related to the integration of LifeCell and Zeltiq.

Non-Acquisition Related Restructuring

Three Months Ended September 30, 2018 and 2017

In the three months ended September 30, 2018, the Company incurred charges related to the restructuring of its internal infrastructure.  In the three months ended September 30, 2017, the Company recorded an estimate for severance and other restructuring costs relating to the global manufacturing operations of $39.7 million as the Company intended to close certain facilities.

Nine Months Ended September 30, 2018 and 2017

In the nine months ended September 30, 2018, the Company incurred charges related to the restructuring of its internal infrastructure.  The restructuring programs included charges associated with scaling our manufacturing plants as well as the acceleration of share-based compensation charges for severed employees over their shortened vesting periods of $8.2 million.  In the nine months ended September 30, 2017, the Company incurred severance and other restructuring costs relating to the commercial organization of $24.7 million primarily due to the Company’s intent to eliminate approximately 400 positions, as well as severance and other restructuring costs relating to the global manufacturing operations of $45.1 million as the Company intended to close select facilities.

Fair Value Adjustments

Fair value adjustments primarily relate to changes in estimated contingent liabilities which are based on future amounts to be paid based on achievement of sales levels for the respective products.

Nine Months Ended September 30, 2018 and 2017

In the nine months ended September 30, 2018, the income in cost of sales primarily relates to the Company’s True Tear™ product not achieving a milestone event, as well as a corresponding decrease in commercial forecasts.  The income recorded in the nine months ended September 30, 2017 primarily related to reduced or delayed revenue forecasts for select products including Rhofade® and Liletta®.

Effect of Purchase Accounting

Three Months Ended September 30, 2018 and 2017

In the three months ended September 30, 2018 and 2017, the Company incurred charges related to the purchase accounting impact on share-based compensation related to the Zeltiq Acquisition, the acquisition of Allergan, Inc. (the “Allergan Acquisition”), and the acquisition of Forest Laboratories, Inc. (the “Forest Acquisition”), which increased cost of sales, selling and marketing and general and administrative expenses.  In the three months ended September 30, 2017, the Company incurred purchase accounting effects of $38.4 million in cost of sales related to the fair value inventory step-up from the Zeltiq and LifeCell acquisitions as products were sold to the Company’s third-party customers.

Nine Months Ended September 30, 2018 and 2017

In the nine months ended September 30, 2018 and 2017, the Company incurred charges related to the purchase accounting impact on share-based compensation related to the Zeltiq, Allergan, and Forest acquisitions, which increased cost of sales, selling and marketing and general and administrative expenses.  A cash share-based compensation charge of $31.5 million associated with the Zeltiq Acquisition was also included in the nine months ended September 30, 2017.  In the nine months ended September 30, 2017, the Company incurred purchase accounting effects of $126.2 million in cost of sales related to the fair value inventory step-up from the Zeltiq and LifeCell acquisitions as products were sold to the Company’s third-party customers.

Other

Three Months Ended September 30, 2017

In the three months ended September 30, 2017, general and administrative costs included legal settlement charges of $32.9 million.

Nine Months Ended September 30, 2018 and 2017

In the nine months ended September 30, 2018 and 2017, general and administrative costs included legal settlement charges of $40.4 million and $74.3 million, respectively.

Revenues and Shared Costs

Three and Nine Months Ended September 30, 2018 and 2017

Shared costs primarily include above site and unallocated costs associated with running our global manufacturing facilities and corporate general and administrative expenses.

In the nine months ended September 30, 2018, the Company recorded milestone revenue related to an on-going intellectual property agreement of $25.0 million.  In the three months ended September 30, 2018, the Company incurred transactional foreign exchange losses of $11.0 million, compared with transactional foreign exchange losses of $24.5 million in the three months ended September 30, 2017.  In the nine months ended September 30, 2018, the Company incurred transactional foreign exchange losses of $27.1 million, compared with transactional foreign exchange losses of $94.5 million in the nine months ended September 30, 2017.

Research and Development Expenses

R&D expenses consist predominantly of personnel-related costs, active pharmaceutical ingredient costs, contract research, license and milestone fees, and biostudy and facility costs associated with product development.

R&D expenses consisted of the following components in the three and nine months ended September 30, 2018 and 2017 ($ in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Ongoing operating expenses	$393.7	$405.3	$(11.6)	(2.9)%	$1,138.4	$1,193.1	$(54.7)	(4.6)%
Milestone expenses and upfront license payments	50.1	42.6	7.5	17.6%	440.8	386.5	54.3	14.0%
Acquisition accounting fair market value adjustment to share-based compensation	0.6	4.3	(3.7)	(86.0)%	4.2	14.5	(10.3)	(71.0)%
Acquisition, integration, and restructuring charges	1.2	(9.8)	11.0	n.m.	2.5	22.1	(19.6)	(88.7)%
Contingent consideration adjustments, net	(21.4)	0.2	(21.6)	n.m.	2.2	75.7	(73.5)	(97.1)%
Total R&D Expenses	$424.2	$442.6	$(18.4)	(4.2)%	$1,588.1	$1,691.9	$(103.8)	(6.1)%

The decrease in ongoing operating expenses in the three and nine months ended September 30, 2018 versus the prior year period is mainly due to decreased product development spending primarily driven by early stage development campaigns and the Eye Care therapeutic area as well as lower personnel costs offset, in part by, increased spending in the Central Nervous System and Gastrointestinal therapeutic areas.

The following represents milestone expenses, asset acquisitions and upfront license payments in the three and nine months ended September 30, 2018 and 2017, respectively ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Lysosomal Therapeutics, Inc.	$-	$-	$-	$145.0
Editas Medicine, Inc.	15.0	-	15.0	90.0
Assembly Biosciences, Inc.	-	-	-	50.0
Akarna Therapeutics, Ltd.	-	-	-	39.6
Heptares Therapeutics Ltd.	-	15.0	-	15.0
Lyndra, Inc.	-	15.0	-	15.0
Elastagen Pty Ltd	-	-	96.1	-
AstraZeneca plc	-	-	90.0	-
Merck & Co.	30.0	-	115.0	-
Chase Pharmaceuticals Corporation	-	-	75.0	-
Repros Therapeutics, Inc.	-	-	33.2	-
Other	5.1	12.6	16.5	31.9
Total	$50.1	$42.6	$440.8	$386.5

In the three months ended September 30, 2017, the Company reversed certain charges related to a portion of anticipated internal restructurings which were no longer occurring based on revised portfolio prioritizations and the timing of select R&D projects.  Acquisition, integration and restructuring charges in the nine months ended September 30, 2017 included $13.6 million of severance and restructuring costs related to a then-planned internal reduction of approximately 100 R&D employees.

In the three and nine months ended September 30, 2018, the adjustment to contingent consideration primarily relates to a R&D asset that was delayed, which lowered the probability of the milestone being achieved.  The nine months ended September 30, 2018 also includes the progression of other R&D projects relating to the acquisition of Tobira Therapeutics, Inc.  In the nine months ended September 30, 2017, the adjustment to contingent consideration primarily related to the advancement of the Company’s True Tear™ product and products acquired from Tobira Therapeutics, Inc.

Amortization

Amortization in the three and nine months ended September 30, 2018 and 2017 was as follows ($ in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Amortization	$1,588.5	$1,781.0	$(192.5)	(10.8)%	$4,983.2	$5,274.9	$(291.7)	(5.5)%

IPR&D Impairments and Asset Sales and Impairments, Net

IPR&D impairments and Asset sales and impairments, net consisted of the following components in the three and nine months ended September 30, 2018 and 2017 ($ in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
IPR&D impairments	$-	$202.0	$(202.0)	(100.0)%	$798.0	$1,245.3	$(447.3)	(35.9)%
Asset sales and impairments, net	(0.4)	3,874.8	(3,875.2)	(100.0)%	272.3	3,896.2	(3,623.9)	(93.0)%

Refer to “NOTE 11 – Goodwill, Product Rights and Other Intangible Assets” for the description of the IPR&D impairments and impairments of currently marketed products that the Company recorded in the nine months ended September 30, 2018 and 2017.

As of June 30, 2018, the Company determined that certain assets related to Rhofade® were deemed held for sale based on the Company’s intention and ability to dispose of the related assets.  As a result, the Company recorded an impairment of $252.0 million during the three months ended June 30, 2018 to reflect the anticipated sale value and reclassified the “product rights and other intangibles, net” balance of $130.5 million to “non-current assets held for sale.”  On October 15, 2018, the Company entered into a definitive asset purchase agreement with Aclaris Therapeutics, Inc. to sell the worldwide rights to Rhofade®.  This transaction, which is subject to customary closing conditions, including certain governmental regulatory clearances, is expected to close in the fourth quarter of 2018.  Under the terms of the agreement, the purchase price includes an upfront cash payment of $65.0 million at closing, a potential development milestone payment for an additional dermatology product, and tiered payments based on annual net sales of Rhofade® and the potential additional product with a fair value of approximately $65.0 million.

Interest Income

Interest income in the three and nine months ended September 30, 2018 and 2017 was as follows ($ in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Interest income	$10.0	$11.1	$(1.1)	(9.9)%	$33.6	$53.0	$(19.4)	(36.6)%

Interest Expense

Interest expense consisted of the following components in the three and nine months ended September 30, 2018 and 2017 ($ in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Fixed Rate Notes	$204.6	$241.6	$(37.0)	(15.3)%	$642.9	$791.6	$(148.7)	(18.8)%
Floating Rate Notes	4.6	6.6	(2.0)	(30.3)%	15.6	18.7	(3.1)	(16.6)%
Euro Denominated Notes	8.4	8.3	0.1	1.2%	25.8	11.3	14.5	n.m.
Other	2.8	8.7	(5.9)	(67.8)%	16.7	10.7	6.0	56.1%
Interest expense	$220.4	$265.2	$(44.8)	(16.9)%	$701.0	$832.3	$(131.3)	(15.8)%

Interest expense in the three and nine months ended September 30, 2018 decreased versus the three and nine months ended September 30, 2017 due to scheduled maturities and early debt extinguishment of senior secured notes period-over-period, as well as the impact from debt refinancing in the nine months ended September 30, 2018 versus the prior year.

Other Income / (Expense), Net

Other income / (expense), net consisted of the following components in the three and nine months ended September 30, 2018 and 2017 ($ in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Teva Share Activity	$-	$(1,295.5)	$1,295.5	(100.0)%	$60.9	$(3,273.5)	$3,334.4	n.m.
Sale of business	129.6	-	129.6	n.a	182.6	-	182.6	n.a
Debt extinguishment other	(8.3)	-	(8.3)	n.a	0.8	-	0.8	n.a
Debt extinguishment costs as part of the debt tender offer	-	-	-	n.a	-	(161.5)	161.5	(100.0)%
Dividend income	-	8.5	(8.5)	(100.0)%	-	76.7	(76.7)	(100.0)%
Naurex recovery	-	-	-	n.a	-	20.0	(20.0)	(100.0)%
Other income / (expense), net	8.7	(23.3)	32.0	n.m.	22.3	(28.3)	50.6	n.m.
Other income / (expense), net	$130.0	$(1,310.3)	$1,440.3	(109.9)%	$266.6	$(3,366.6)	$3,633.2	(107.9)%

Refer to “NOTE 6 – Other Income / (Expense)” for further details regarding the components of other income / (expense), net.

Provision / (Benefit) for Income Taxes

Provision / (benefit) for income taxes in the three and nine months ended September 30, 2018 and 2017 was as follows: ($ in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Provision / (benefit) for income taxes	$213.4	$(1,638.8)	$1,852.2	(113.0)%	$(474.0)	$(2,752.1)	$2,278.1	(82.8)%
Effective tax rate	120.5%	29.3%			37.5%	27.6%

Three Months Ended September 30, 2018 and 2017

The Company’s effective tax rate for the three months ended September 30, 2018 was 120.5% compared to 29.3% for the three months ended September 30, 2017. The effective tax rate for the three months ended September 30, 2018 was favorably impacted by income earned in jurisdictions with tax rates lower than the Irish statutory rate and U.S. losses tax benefited at rates greater than the Irish statutory rate. This was offset by the additional U.S. tax on the earnings of certain non-U.S. subsidiaries which are considered Global Intangible Low Taxed Income (“GILTI”) and the tax impact of amortization of intangible assets at rates less than the Irish statutory rate. Additionally, the tax expense for the three months ended September 30, 2018 included detriments due to the sale of the medical dermatology business and a change in the applicable tax rate on certain temporary differences.

The effective tax rate for the three months ended September 30, 2017 was favorably impacted by income earned in jurisdictions with tax rates lower than the Irish statutory rate and U.S. losses tax benefited at rates greater than the Irish statutory rate. Additionally, the tax benefit for the three months ended September 30, 2017 included tax benefits related to the impairment of certain intangible assets which was partially offset by the impairment of the Company’s investment in Teva Shares.

The effective tax rate for the three months ended September 30, 2018 was higher compared to the three months ended September 30, 2017 primarily due to the unfavorable tax impacts of U.S. Tax Reform, a detriment related to the sale of the medical dermatology business, a change in the applicable tax rate on certain temporary differences and the absence of tax benefits from the impairment of intangible assets recorded in the period ended September 30, 2017.

Nine Months Ended September 30, 2018 and 2017

The Company’s effective tax rate for the nine months ended September 30, 2018 was 37.5%, compared to 27.6% for the nine months ended September 30, 2017. The effective tax rate for the nine months ended September 30, 2018 was favorably impacted by income earned in jurisdictions with tax rates lower than the Irish statutory rate and U.S. losses tax benefited at rates greater than the Irish statutory rate. This was offset by the additional U.S. tax on the earnings of certain non-U.S. subsidiaries which are considered Global Intangible Low Taxed Income (“GILTI”) and the tax impact of amortization of intangible assets at rates less than the Irish statutory rate. Additionally, the tax benefit for the nine months ended September 30, 2018 included tax benefits of $421.9 million related to the restructuring of an acquired business, $231.0 million related to the impairment of certain intangible assets and $79.8 million related to excess tax over book basis in a U.S. subsidiary expected to reverse in the foreseeable future. This was partially offset by tax detriments of $113.2 million due to the sale of the medical dermatology business and $86.5 million related to a change in the applicable tax rate on certain temporary differences.

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

The effective tax rate for the nine months ended September 30, 2018 was higher compared to the nine months ended September 30, 2017 primarily due to the impairment of the Company’s investment in Teva Shares in the prior year for which no tax benefit was recorded.

Liquidity and Capital Resources

Working Capital Position

Working capital at September 30, 2018 and December 31, 2017 is summarized as follows ($ in millions):

	September 30,	December 31,	Increase
	2018	2017	(Decrease)
Current Assets:
Cash and cash equivalents	$1,187.9	$1,817.2	$(629.3)
Marketable securities	22.0	4,632.1	(4,610.1)
Accounts receivable, net	2,826.9	2,899.0	(72.1)
Inventories	894.6	904.5	(9.9)
Current assets held for sale	7.3	-	7.3
Prepaid expenses and other current assets	801.5	1,123.9	(322.4)
Total current assets	5,740.2	11,376.7	(5,636.5)
Current liabilities:
Accounts payable and accrued expenses	$4,695.6	$5,541.4	$(845.8)
Income taxes payable	184.7	74.9	109.8
Current portion of long-term debt and capital leases	1,351.6	4,231.8	(2,880.2)
Total current liabilities	6,231.9	9,848.1	(3,616.2)
Working Capital	$(491.7)	$1,528.6	$(2,020.3)
Current Ratio	0.92	1.16

Working capital changes were primarily due to the following:

•	The Company generated cash flows from operations of $4,141.5 million;
•	The Company paid dividends of $808.1 million and repurchased ordinary shares of $2,023.5 million in the nine months ended September 30, 2018;
•

The Company converted marketable securities to fund the payment of $3,750.0 million of senior note maturities, the repayment of the Company’s outstanding margin loan of $459.0 million, and $2,223.1 million of open market debt repurchases at face value;

•	The Company divested all Teva securities; and
•	The Company paid $700.0 million to settle the Teva working capital dispute arbitration.

Cash Flows

Our cash flows are summarized as follows ($ in millions):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$4,141.5	$3,995.5
Net cash provided by / (used in) investing activities	$4,138.4	$(82.3)
Net cash (used in) financing activities	$(8,922.3)	$(4,043.6)

Cash flows from operations represent net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities increased $146.0 million in the nine months ended September 30, 2018 versus the prior year period, due to an increase in net income adjusted for non-cash activities and favorable period-over-period working capital movements.

Management expects that available cash balances and the remaining 2018 cash flows from operating activities will provide sufficient resources to fund our operating liquidity needs and expected capital expenditure funding requirements for at least the next twelve months.

Investing cash flows consist primarily of cash used in acquisitions of businesses and intangible assets (primarily product rights), capital expenditures and purchases of investments and marketable securities partially offset by proceeds from the sale of businesses, investments and marketable securities. Included in the nine months ended September 30, 2018 is the net cash provided by the sale of businesses of $605.0 million and the net sale of investments of $4,139.9 million, offset, in part, by payments to settle Teva related matters of $466.0 million.

The nine months ended September 30, 2017 included the net cash provided by the sale of marketable securities of $6,040.6 million, offset, in part, by the cash purchases of LifeCell for $2,874.4 million and Zeltiq of $2,346.7 million, net of cash acquired, and the purchase of intangible assets of $604.3 million.

Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of ordinary shares, dividend payments and proceeds from the exercise of stock options. Cash used in financing activities in the nine months ended September 30, 2018 primarily related to the repayment of indebtedness of $7,115.9 million, the repurchase of ordinary shares of $2,023.5 million, the payment of dividends of $808.1 million, and payments to settle Teva-related matters of $234.0 million, which was outstanding greater than one year, offset, in part, by borrowings under the revolving credit facility and other borrowings of $717.2 million and proceeds from the forward sale of Teva Shares of $465.5 million.  Allergan has repurchased and retired an additional $388.0 million face value of senior notes through open market purchases between October 1, 2018 and October 26, 2018 (inclusive).  As of October 26, 2018, Allergan has repurchased a total of approximately $2,155.0 million face value of senior notes in the open market in the period of July 1, 2018 through October 26, 2018, of which Allergan anticipates at least $750.0 million will remain retired after giving effect to anticipated refinancing transactions.

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

Long-term obligations

The following table lists certain of our enforceable and legally binding obligations as of September 30, 2018. Certain amounts included herein are based on management’s estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligation we will actually pay in future periods may vary from those reflected in the table.

In addition, such milestone payments will only be payable in the event that the Company achieves contractually defined, success-based milestones, such as:

•	the advancement of the specified research and development programs;
•	the receipt of regulatory approval for the specified compounds or products; and/or
•	reaching a sales threshold of the specified compounds or products.

The following is a summary of select contractual commitments as of September 30, 2018, including amounts accrued as of the balance sheet date to be paid in future periods ($ in millions):

	Payments Due by Period
	Total	Three Months Ending December 31, 2018	2019-2020	2021-2022	Thereafter
Sales based and other milestone obligations	$10,538.4	$4.0	$140.5	$430.0	$9,963.9
R&D / approval milestone obligations	6,205.5	304.9	611.1	1,260.5	4,029.0
Total	$16,743.9	$308.9	$751.6	$1,690.5	$13,992.9

The table above reflects the anticipated timing of R&D and approval related milestones and sales based milestones.  Certain agreements also include royalties based on commercial sales which are excluded from the table above. The following are contractual commitments relating to the R&D and approval related milestones and sales based milestones ($ in millions):

Transaction	Product	Maximum Milestones	R&D / Approval Milestones	Sales Based and Other Milestones
Heptares Therapeutics, Ltd	Neurological disorders	$3,224.5	$649.5	$2,575.0
Assembly Biosciences, Inc.	Gastrointestinal products	2,459.0	1,069.0	1,390.0
AstraZeneca plc License	Brazikumab	1,265.0	225.0	1,040.0
Akarna Therapeutics, Ltd	Inflammatory and fibrotic diseases	975.0	600.0	375.0
Chase Pharmaceuticals Corporation	Neurodegenerative disorders	800.0	250.0	550.0
Merck & Co.	Ubrogepant & Atogepant	865.0	435.0	430.0
Tobira Therapeutics, Inc.	Cenicriviroc	800.1	400.1	400.0
Retrosense Therapeutics, LLC	RST-001	495.0	245.0	250.0
Naurex, Inc.	GLYX-13	475.0	75.0	400.0
AqueSys, Inc.	Xen Gel Stent	300.0	-	300.0
Topokine Therapeutics, Inc.	XAF5	260.0	110.0	150.0
Oculeve, Inc.	TrueTear™	150.0	50.0	100.0
Forsight VISION5, Inc.	Bimatoprost Ring	125.0	125.0	-
All Other		4,550.3	1,971.9	2,578.4
Total		$16,743.9	$6,205.5	$10,538.4

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

Investment Risk

As of September 30, 2018 our total investments in marketable and equity securities of other companies, including equity method investments, but excluding securities considered cash and cash equivalents, were $91.8 million (included in marketable securities and investments and other assets). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.

We regularly review the carrying value of our investments and identify and recognize losses for income statement purposes.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our non-equity investment portfolio. Our cash is invested in money market securities.

Our permitted investments in marketable securities includes highly liquid money market securities classified as available-for-sale securities, with no security having a maturity in excess of one year. These include floating rate securities that are exposed to interest rate fluctuations. Because of the short-term nature of these investments, we are subject to minimal interest rate risk and do not believe that an increase in market rates would have a significant negative impact on the realized value of our portfolio.

Floating Rate Debt

At September 30, 2018, borrowings outstanding under the floating rate notes were $1,312.3 million. Assuming a one percent increase in the applicable interest rate on the Company’s floating rates notes, annual interest expense would increase by approximately $13.1 million over the next twelve months.

Fixed Rate Debt

The Company has outstanding borrowings under its fixed rate notes. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.

Interest Rate

The Company may use interest rate swap contracts on certain investing and borrowing transactions to manage its net exposure to interest rate changes and to reduce its overall cost of borrowing. The Company does not use leveraged swaps and does not leverage any of its fixed income investments that would put principal capital at risk.

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

From time to time, we enter into foreign currency forward contracts. Accordingly, we have entered into various contracts which change in value as foreign exchange rates change to allow the Company to economically offset the effect of changes in the value of foreign currency assets and liabilities. We have entered into foreign currency forward contracts in amounts between minimum and maximum existing or anticipated foreign exchange exposures.

While the Company does not believe it has significant exposure to foreign exchange, we are subject to transactional items which may impact the results of operations.  Net foreign currency losses on the results of operations were $27.1 million and $94.5 million for the nine months ended September 30, 2018 and 2017, respectively.

The currency for Argentina was deemed hyperinflationary in the third quarter of 2018 and is now being accounted for using the Company’s functional currency.  The impact is immaterial to the Company’s operations.

The Company is exposed to foreign exchange risk in its international operations from foreign currency purchases, net investments in foreign subsidiaries, and foreign currency assets and liabilities created in the normal course of business, including the Euro Denominated Notes. In the nine months ended September 30, 2018, we used effective net investment hedges to partially offset the effects of foreign currency on our investments in certain of our foreign subsidiaries. The total notional amount of our instruments designated as net investment hedges was $3.6 billion as of September 30, 2018 and December 31, 2017.  During the nine months ended September 30, 2018 and 2017, the impact of the net investment hedges recorded in other comprehensive loss was a gain of $126.6 million and a loss of $151.3 million, respectively.

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

As required by SEC Rule 13a-15(b), Allergan plc carried out an evaluation, under the supervision and with the participation of Allergan plc’s management, including Allergan’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Allergan plc’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation Allergan plc’s Principal Executive Officer and Principal Financial Officer concluded that Allergan plc’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.

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

As required by SEC Rule 13a-15(b), Warner Chilcott Limited carried out an evaluation, under the supervision and with the participation of Warner Chilcott Limited’s management, including Warner Chilcott Limited’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Warner Chilcott Limited’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation Warner Chilcott Limited’s Principal Executive Officer and Principal Financial Officer concluded that Warner Chilcott Limited’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.

Changes in Internal Control Over Financial Reporting of Allergan plc and Warner Chilcott Limited

The Company implemented a new financial reporting consolidation system in the third quarter of 2018. The Company completed testing of this financial reporting system prior to its launch, continues to monitor impacted financial and business processes and believes that an effective control environment has been maintained post-implementation.  During the quarter ended September 30, 2018, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Allergan plc and Warner Chilcott Limited’s internal control over financial reporting.

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

Recent Sale of Unregistered Securities; Uses of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2018, we repurchased 7,770 of Allergan plc’s Ordinary Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and directors.  On July 26, 2018, the Company’s Board of Directors approved a new $2.0 billion share repurchase program, of which we repurchased $450.0 million of our Ordinary Shares in the three months ended September 30, 2018.

Period	Total Number of Shares Purchased	Total Number of Shares Purchased to Satisfy Tax Withholdings	Average Price Paid per Share	Total Number of Shares Purchased as Part of Share Repurchase Program	Average Price Paid per Share as Part of Share Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program ($ in millions)
July 1 - 31, 2018	4,790	4,790	$173.34	-	$-	$2,000.0
August 1 - 31, 2018	1,233	1,233	$183.57	-	$-	$2,000.0
September 1 - 30, 2018	2,378,411	1,747	$190.87	2,376,664	$189.34	$1,550.0
July 1 - September 30, 2018	2,384,434	7,770	$178.91	2,376,664	$189.34

ITEM 6.	EXHIBITS

Reference is hereby made to the Exhibit Index on page 95.

EXHIBIT INDEX

Exhibit	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. of the Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Scheme Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Label Definition Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 31, 2018.

ALLERGAN PLC WARNER CHILCOTT LIMITED

By:	/s/ Matthew M. Walsh
Name:	Matthew M. Walsh
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ James C. D’Arecca
Name:	James C. D’Arecca
Title:	Chief Accounting Officer (Principal Accounting Officer)