Form 10-K
period 2018-12-31
Allergan plc; Warner Chilcott Ltd
filed 2019-02-15
CIK 1578845, 1620602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of Allergan plc as of June 30, 2018, based upon the last sale price reported for such date on the New York Stock Exchange, was $56.5 billion. The calculation of the aggregate market value of voting and non-voting stock excludes Class A ordinary shares of Allergan plc held by executive officers, directors, and stockholders that the registrant concluded were affiliates of Allergan plc on that date.

Number of shares of Allergan plc’s Ordinary Shares outstanding on February 8, 2019: 332,614,474

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

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K (“Annual Report”) is incorporated by reference from the Allergan plc proxy statement to be filed pursuant to Regulation 14A with respect to the Registrant’s Annual General Meeting of Shareholders to be held on May 1, 2019.

ALLERGAN PLC

WARNER CHILCOTT LIMITED

TABLE OF CONTENTS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2018

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

Allergan plc ordinary shares are traded on the NYSE under the ticker symbol “AGN.”  Pursuant to Rule 12g-3(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Allergan plc’s ordinary shares are deemed to be registered under Section 12(b) of the Exchange Act, and Allergan plc is subject to the informational requirements of the Exchange Act, and the rules and regulations promulgated thereunder.

In August 2016 we completed the divestiture of our global generics business and certain other assets to Teva Pharmaceutical Industries Ltd. (“Teva”) (the “Teva Transaction”) for $33.3 billion in cash, net of cash acquired by Teva, which included estimated working capital and other contractual adjustments, and 100.3 million unregistered Teva ordinary shares (or American Depository Shares with respect thereto).  As part of the Teva Transaction, Teva acquired our global generics business, including the United States (“U.S.”) and international generic commercial units, our third-party supplier Medis, our global generic manufacturing operations, our global generic research and development (“R&D”) unit, our international over-the-counter (“OTC”) commercial unit (excluding OTC eye care products) and certain established international brands.

In October 2016, the Company completed the divestiture of the Anda Distribution business to Teva for $500.0 million. The Anda Distribution business distributed generic, branded, specialty and OTC pharmaceutical products from more than 300 manufacturers to retail independent and chain pharmacies, nursing homes, mail order pharmacies, hospitals, clinics and physician offices across the U.S.

As a result of the Teva Transaction and the divestiture of the Company’s Anda Distribution business, and in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” the financial results of the businesses held for sale were reclassified to discontinued operations for all periods presented in our consolidated financial statements. The results of our discontinued operations include the results of our generic product development, manufacturing and distribution of off-patent pharmaceutical products, certain established international brands marketed similarly to generic products and out-licensed generic pharmaceutical products primarily in Europe through our Medis third-party business through August 2016, as well as our Anda Distribution business through October 2016.

References throughout to “we,” “our,” “us,” the “Company” or “Allergan” refer to financial information and transactions of Watson Pharmaceuticals, Inc. prior to January 23, 2013, Allergan Finance, LLC from January 23, 2013 until October 1, 2013 and Allergan plc and Warner Chilcott Limited subsequent to October 1, 2013.

References throughout to “Ordinary Shares” refer to Allergan plc’s ordinary shares, par value $0.0001 per share.

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

Business Overview

Allergan plc is a global pharmaceutical leader. Allergan is focused on developing, manufacturing and commercializing branded pharmaceutical, device, biologic, surgical and regenerative medicine products for patients around the world.  Allergan markets a portfolio of leading brands and best-in-class products primarily focused on four key therapeutic areas including medical aesthetics, eye care, central nervous system and gastroenterology.  Allergan is an industry leader in Open Science, a model of research and development, which defines our approach to identifying and developing game-changing ideas and innovation for better patient care.  The Company has operations in more than 100 countries.  Warner Chilcott Limited is an indirect wholly-owned subsidiary of Allergan plc and has the same principal business activities.

Allergan plc’s principal executive offices are located at Clonshaugh Business and Technology Park, Coolock, Dublin, Ireland and our administrative headquarters are located at 5 Giralda Farms, Madison, NJ 07940. Our Internet website address is www.allergan.com. We do not intend this website address to be an active link or to otherwise incorporate by reference the contents of the website into this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, are available free of charge on our Internet website. These reports are posted on our website as soon as reasonably practicable after such reports are electronically filed with the SEC. The public may read and copy any materials that we file with the SEC electronically through the SEC website (www.sec.gov). The information contained on the SEC’s website is not incorporated by reference into this Form 10-K and should not be considered to be part of this Form 10-K. Within the Investors section of our website, we provide information concerning corporate governance, including our Corporate Governance Guidelines, Board Committee Charters and Composition, Code of Conduct and other information. Refer to “ITEM 1A. RISK FACTORS-CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS” in this document.

Business Development

2018 Significant Business Developments

The following are the significant transactions that were completed or announced in the year ended December 31, 2018.

Licenses and Asset Acquisitions

Bonti, Inc.

On October 24, 2018, the Company acquired Bonti, Inc. (“Bonti”), a privately held clinical-stage biotechnology company focused on the development and commercialization of novel, fast-acting neurotoxin programs for aesthetic and therapeutic applications, for $195.0 million upfront plus contingent consideration of up to $90.0 million which may be recorded if the corresponding events become probable.  The transaction was accounted for as an asset acquisition as the purchase primarily related to one asset.  The aggregate upfront expense of $196.6 million was recorded as a component of R&D expense in the year ended December 31, 2018.

Elastagen Pty Ltd

On April 6, 2018, the Company completed the acquisition of Elastagen Pty Ltd, a clinical stage medical company developing medical and cosmetic treatments including recombinant human tropoelastin, the precursor of elastin, which will be combined with Allergan's existing fillers product lines.  The transaction was accounted for as an asset acquisition as the purchase primarily related to one asset.  The aggregate upfront expense of $96.1 million was recorded as a component of R&D expense during the year ended December 31, 2018.  Under the terms of the agreement, Elastagen Pty Ltd is eligible to receive additional contingent consideration of up to $165.0 million which may be recorded if the corresponding events become probable.

Repros Therapeutics, Inc.

On January 31, 2018, the Company completed the acquisition of Repros Therapeutics, Inc., which was accounted for as an asset acquisition as the purchase primarily related to one asset.  The aggregate upfront expense of $33.2 million was recorded as a component of R&D expense during the year ended December 31, 2018.

Divestitures

Anti-Infectives Business Classified as Held for Sale

As of December 31, 2018, Allergan concluded that its Anti-Infectives business met the criteria for held for sale based on management’s intent and ability to divest the business within the next twelve months.  As a result of this decision, Allergan impaired the business assets by $771.7 million, including goodwill of $622.0 million, based on the expected aggregate fair value to be received of approximately $885.0 million.  Upon the sale of the business, Allergan would only recognize the upfront proceeds received in exchange for the assets disposed, which may result in further potential write downs as of the date of sale.  If contingent consideration is part of the aggregate fair value received, the Company would recognize any future benefits in “other income / (expense)” as the contingent portion of the divestiture is earned.

Aclaris Therapeutics, Inc.

On November 30, 2018, the Company divested Rhofade® to Aclaris Therapeutics, Inc.  Under the terms of the agreement, the purchase price included an upfront cash payment, a potential development milestone payment for an additional dermatology product, and tiered payments based on annual net sales of Rhofade®, which have a fair value estimated to be $50.3 million.  As a result of this transaction, the Company recorded a net loss of $266.2 million which is included as a component of “Asset sales and impairments, net”.

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

2017 Significant Business Developments

The following are the significant transactions that were completed or announced in the year ended December 31, 2017.

Acquisitions

Keller Medical, Inc.

On June 23, 2017, the Company acquired Keller Medical, Inc. (“Keller”), a privately held medical device company and developer of the Keller Funnel® (the “Keller Acquisition”).  The Keller Acquisition combined the Keller Funnel® with the Company’s leading breast implants business.

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

LifeCell Corporation

On February 1, 2017, the Company acquired LifeCell Corporation (“LifeCell”), a regenerative medicine company, for an acquisition accounting price of $2,883.1 million (the “LifeCell Acquisition”). The LifeCell Acquisition combined LifeCell's novel, regenerative medicines business, including its high-quality and durable portfolio of dermal matrix products, with the Company’s leading portfolio of medical aesthetic products, breast implants and tissue expanders. The LifeCell Acquisition expanded the Company’s medical aesthetics portfolio by adding Alloderm® and Strattice®.

Licenses and Other Transactions Accounted for as Asset Acquisitions

Lyndra, Inc.

On July 31, 2017, the Company entered into a collaboration, option and license agreement with Lyndra, Inc. (“Lyndra”) to develop orally administered ultra-long-acting (once-weekly) products for the treatment of Alzheimer’s disease and an additional, unspecified indication. The total upfront payment of $15.0 million was included as a component of R&D expense in the year ended December 31, 2017. The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing, as well as the lack of certain other inputs and processes, that the transaction did not qualify as a business.  The future option exercise payments, if any, and any future success based milestones relating to the licensed products of up to $85.0 million will be recorded if the corresponding events become probable.

Editas Medicine, Inc.

On March 14, 2017, the Company entered into a strategic alliance and option agreement with Editas Medicine, Inc. (“Editas”) for access to early stage, first-in-class eye care programs. Pursuant to the agreement, Allergan made an upfront payment of $90.0 million for the right to license up to five of Editas’ gene-editing programs in eye care, including its lead program for Leber Congenital Amaurosis (“LCA”). Under the terms of the agreement, if an option is exercised, Editas is eligible to receive contingent research and development and commercial milestones plus royalties based on net sales.  The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing, as well as the lack of certain other inputs and processes, that the transaction did not qualify as a business. The total upfront payment of $90.0 million was included as a component of R&D expense in the year ended December 31, 2017.  The future option exercise payments, if any, and any future success based milestones relating to the licensed products will be recorded if the corresponding events become probable.

In the year ended December 31, 2018, the Company exercised a $15.0 million option to develop and commercialize EDIT-101 globally for the treatment of LCA10 which was included as a component of R&D expense.  Additionally, Editas has exercised its option to co-develop and share equally in the profits and losses from EDIT-101 in the United States.  Editas received an additional $25.0 million milestone, which was included as a component as R&D expense in the year ended December 31, 2018, as the Food and Drug Administration (“FDA”) accepted the Investigational New Drug Application (“IND”) for EDIT-101.

Assembly Biosciences, Inc.

On January 9, 2017, the Company entered into a licensing agreement with Assembly Biosciences, Inc. (“Assembly”) for the worldwide rights to Assembly’s microbiome gastrointestinal development programs.  Under the terms of the agreement, the Company made an upfront payment to Assembly of $50.0 million for the exclusive, worldwide rights to develop and commercialize certain development compounds. Additionally, Assembly will be eligible to receive success-based development and commercial milestone payments plus royalties based on net sales. The Company and Assembly will generally share development costs through proof-of-concept (“POC”) studies, and Allergan will assume all post-POC development costs.  The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing, as well as the lack of certain other inputs and processes, that the transaction did not qualify as a business. The total upfront payment of $50.0 million was included as a component of R&D expense in the year ended December 31, 2017 and the future success based milestone payments of up to $2,771.0 million, including amounts for additional development programs not committed to as of December 31, 2017, will be recorded if the corresponding events become probable.

Lysosomal Therapeutics, Inc.

On January 9, 2017, the Company entered into a definitive agreement for the option to acquire Lysosomal Therapeutics, Inc. (“LTI”). LTI is focused on innovative small-molecule research and development in the field of neurodegeneration, yielding new treatment options for patients with severe neurological diseases. Under the agreement, Allergan acquired an option right directly from LTI shareholders to acquire LTI for $150.0 million plus future milestone payments following completion of a Phase Ib trial for LTI-291 as well as an upfront research and development payment. The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing, as well as the lack of certain other inputs and processes, that the transaction did not qualify as a business.  The aggregate upfront payment of $145.0 million was recorded as a component of R&D expense in the year ended December 31, 2017.  The Company did not exercise its option and on January 2, 2019, the option agreement with LTI was terminated.

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

Vitae Pharmaceuticals, Inc.

On October 25, 2016, the Company acquired Vitae Pharmaceuticals, Inc. (“Vitae”), a clinical-stage biotechnology company, for an acquisition accounting purchase price of $621.4 million (the “Vitae Acquisition”). At the time of the transaction, the Vitae Acquisition was anticipated to expand Allergan’s dermatology product pipeline with the addition of a Phase II orally active RORyt (retinoic acid receptor-related orphan receptor gamma) inhibitor for the potential treatment of psoriasis and other autoimmune disorders, and a Phase II atopic dermatitis drug candidate.  In the year ended December 31, 2018, the Company recorded In-process Research and Development (“IPR&D”) impairments of $562.0 million relating to the acquired assets.

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

Licenses and Asset Acquisitions

Motus Therapeutics, Inc.

On December 15, 2016, the Company acquired Motus Therapeutics, Inc. (“Motus”) for an upfront payment of approximately $200.0 million (the “Motus Transaction”).  Motus has the worldwide rights to RM-131 (relamorelin), a peptide ghrelin agonist being developed for the treatment of diabetic gastroparesis.  Under the terms of the Motus Transaction, Motus shareholders are eligible to receive contingent consideration in connection with the commercial launch of the product. The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the transaction did not qualify as a business. The total upfront net payment of $199.5 million was included as a component of R&D expense in the year ended December 31, 2016 and the future milestone will be recorded if the corresponding event becomes probable.

Chase Pharmaceuticals Corporation

On November 22, 2016, the Company acquired Chase Pharmaceuticals Corporation (“Chase”), a clinical-stage biopharmaceutical company focused on the development of improved treatments for neurodegenerative disorders including Alzheimer's disease, for an upfront payment of approximately $125.0 million plus potential regulatory and commercial milestones of up to $875.0 million related to Chase's lead compound, CPC-201, and certain backup compounds (the “Chase Transaction”). The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the Chase Transaction did not qualify as a business. The total upfront net payment of $122.9 million was expensed as a component of R&D expense in the year ended December 31, 2016 and the future milestones will be recorded if the corresponding events become probable.  In the year ended December 31, 2018, milestone payments of $75.0 million were included as a component of R&D expense.

AstraZeneca plc License

On October 2, 2016, the Company entered into a licensing agreement with MedImmune, AstraZeneca plc's (“AstraZeneca”) global biologics research and development arm, for the global rights to brazikumab (the “AstraZeneca Transaction”). Brazikumab is an anti-IL-23 monoclonal antibody that as of the acquisition date was in Phase IIb clinical development for the treatment of patients with moderate-to-severe Crohn's disease and was Phase II ready for ulcerative colitis and other conditions treated with anti-IL-23 monoclonal antibodies.  Under the terms of the AstraZeneca Transaction, AstraZeneca received $250.0 million for the exclusive, worldwide license to develop and commercialize brazikumab and can receive contingent consideration of up to $1.27 billion (as of the time of the transaction), as well as tiered royalties on sales of the product. The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing as well as certain other inputs and processes that the transaction did not qualify as a business. The total upfront payment of $250.0 million was included as a component of R&D expense in the year ended December 31, 2016 and the future milestones will be recorded if the corresponding events become probable.  In the year ended December 31, 2018, milestones of $90.0 million, related to the probable initiation of clinical studies, were expensed as a component of R&D expense.

RetroSense Therapeutics, LLC

On September 6, 2016, the Company acquired certain assets of RetroSense Therapeutics, LLC (“RetroSense”), a private, clinical-stage biotechnology company focused on novel gene therapy approaches to restore vision in patients suffering from blindness (the “RetroSense Transaction”). Under the terms of the RetroSense Transaction, RetroSense received approximately $60.0 million upfront, and is eligible to receive up to $495.0 million in contingent regulatory and commercialization milestone payments related to its lead development program, RST-001, a novel gene therapy for the treatment of retinitis pigmentosa.  The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the RetroSense Transaction did not qualify as a business.  The total upfront net payment of $59.7 million was included as a component of R&D expense in the year ended December 31, 2016 and the future milestones will be recorded if the corresponding events become probable.

Akarna Therapeutics, Ltd.

On August 26, 2016, the Company acquired Akarna Therapeutics, Ltd. (“Akarna”), a biopharmaceutical company developing novel small molecule therapeutics that target inflammatory and fibrotic diseases (the “Akarna Transaction”). Under the terms of the Akarna Transaction, Akarna shareholders received approximately $50.0 million upfront and were eligible to receive contingent development and commercialization milestones of up to $1,015.0 million.  The Company concluded based on the stage of development of the assets as well as a lack of certain other inputs and processes that the Akarna Transaction did not qualify as a business.  The total upfront net payment of $48.2 million was included as a component of R&D expense in the year ended December 31, 2016 and the future milestones will be recorded if the corresponding events become probable.  In the year ended December 31, 2017, a milestone of $39.6 million, related to the initiation of a clinical study, was included as a component of R&D expense.

Topokine Therapeutics, Inc.

On April 21, 2016, the Company acquired Topokine Therapeutics, Inc. (“Topokine”), a privately held, clinical-stage biotechnology company focused on development stage topical medicines for fat reduction (the “Topokine Transaction”). Under the terms of the Topokine Transaction, Topokine shareholders received an upfront payment of $85.8 million and are eligible to receive contingent development and commercialization milestones of up to $260.0 million for XAF5, a first-in-class topical agent in development for the treatment of steatoblepharon, also known as undereye bags.  The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the Topokine Transaction did not qualify as a business.  The total upfront net payment of approximately $85.0 million was included as a component of R&D expense in the year ended December 31, 2016 and the future milestones will be recorded if the corresponding events become probable.

Heptares Therapeutics, Ltd.

On April 6, 2016, the Company entered into an agreement with Heptares Therapeutics, Ltd. (“Heptares”), under which the Company licensed exclusive global rights to a portfolio of novel subtype-selective muscarinic receptor agonists in development for the treatment of major neurological disorders, including Alzheimer's disease (the “Heptares Transaction”). Under the terms of the Heptares Transaction, Heptares received an upfront payment of $125.0 million and is eligible to receive contingent milestone payments of up to approximately $665.0 million upon successful Phase I, II and III clinical development and launch of the first three licensed compounds for multiple indications and up to approximately $2.575 billion associated with achieving certain annual sales thresholds during the several years following launch. In addition, Heptares was eligible to receive contingent tiered royalties on net sales of all products resulting from the partnership. The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the Heptares Transaction did not qualify as a business. The total upfront payment of $125.0 million was included as a component of R&D expense in the year ended December 31, 2016 and the future milestones will be recorded if the events become probable.  In the year ended December 31, 2017, a milestone of $15.0 million, related to the initiation of a clinical study, was included as a component of R&D expense.

Anterios, Inc.

On January 6, 2016, the Company acquired Anterios, Inc. (“Anterios”), a clinical stage biopharmaceutical company developing a next generation delivery system and botulinum toxin-based prescription products (the “Anterios Transaction”). Under the terms of the Anterios Transaction, Anterios shareholders received an upfront net payment of approximately $90.0 million and are eligible to receive contingent development and commercialization milestone payments up to $387.5 million related to an investigational topical formulation of botulinum toxin type A in development for the potential treatment of hyperhidrosis, acne, and crow’s feet lines and the related NDS™, Anterios' proprietary platform delivery technology that enables local, targeted delivery of neurotoxins through the skin without the need for injections.  The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the Anterios Transaction did not qualify as a business.  The total upfront net payment of $89.2 million was included as a component of R&D expense in the year ended December 31, 2016 and the future milestones will be recorded if the corresponding events become probable.

Business Description

The Company markets brand pharmaceutical products and medical devices, including aesthetic products, under brand names through programs that are designed to generate physician and consumer loyalty.

As a result of the differences between the types of products we market and/or distribute, we operate and manage our business in three distinct operating segments: US Specialized Therapeutics, US General Medicine and International. The operating segments are organized as follows:

•

The US Specialized Therapeutics segment includes sales and expenses relating to branded products within the U.S., including Medical Aesthetics, Medical Dermatology through September 20, 2018, Eye Care and Neuroscience and Urology therapeutic products.

•

The US General Medicine segment includes sales and expenses relating to branded products within the U.S. that do not fall into the US Specialized Therapeutics business units, including Central Nervous System, Gastrointestinal, Women’s Health, Anti-Infectives and Diversified Brands.

•	The International segment includes sales and expenses relating to products sold outside the U.S.

Business Strategy

We apply four key strategies to achieve growth for our US Specialized Therapeutics, US General Medicine and International businesses: (i) internal development of differentiated and high-demand products, (ii) investing behind key marketed brands, (iii) establishment of strategic alliances and collaborations and (iv) acquisition of products and companies that complement our current business.

Based upon business conditions, our financial strength and other factors, we regularly reexamine our business strategies and may change them at any time. Refer to “ITEM 1A. RISK FACTORS —Risks Related to Our Business” in this document.

As of December 31, 2018, our portfolio of products within the US Specialized Therapeutics, US General Medicine and International segments include the following products with sales in excess of $200.0 million:

Product	Therapeutic Area	Active Ingredient	Therapeutic Classification
Alloderm®	Medical Aesthetics	Tissue	Skin graft
Alphagan®/Combigan®	Eye Care	Brimonidine tartrate	Selective alpha2 agonist
Botox® Cosmetics	Facial Aesthetics	Onabotulinumtoxin A	Acetylcholine release inhibitor
Botox® Therapeutics	Neuroscience and Urology	Botulinum toxin	Musculoskeletal agent
Breast Implants	Plastic Surgery	Silicone	Reconstructive plastic surgery
Bystolic®/Byvalson®	Diversified Brands	Nebivolol	Hypertension
Carafate®/Sulcrate®	Gastrointestinal	Sucralfate	Ulcerative colitis
Coolsculpting®	Medical Aesthetics	Medical device	Body contouring
Juvederm® Collection	Facial Aesthetics	Hyaluronic acid	Fillers
Linzess®/Constella®	Gastrointestinal	Linaclotide	Irritable bowel syndrome
Lo Loestrin®	Women's Health	Ethinyl estradiol and norethindrone	Oral contraceptive
Lumigan®/Ganfort®	Eye Care	Bimatoprost	Prostaglandin analogue
Ozurdex®	Eye Care	Dexamethasone	Intravitreal eye implant
Restasis®	Eye Care	Cyclosporine	Topical immunomodulator
Viibryd®/Fetzima®	Central Nervous System	Vilazodone HCl/Levomilnacipran	Major depressive disorders
Vraylar®	Central Nervous System	Cariprazine HCl	Schizophrenia, bipolar mania
Zenpep®	Gastrointestinal	Pancrelipase	Exocrine pancreatic insufficiency

Our portfolio of products also includes eye drops including Optive and Refresh with net sales in excess of $200.0 million in 2018.

Businesses

Our US Specialized Therapeutics business offers certain of our branded products within the U.S., including Medical Aesthetics, Medical Dermatology through September 20, 2018, Eye Care and Neuroscience and Urology therapeutic products.

Our US General Medicine business is focused on newly developed pharmaceutical products, which are normally patented or have market exclusivity. These patented and off-patent trademarked products are branded pharmaceutical products, and as a result of patents or other market exclusivity are generally offered by a single provider when first introduced to the market. We market a number of branded products to physicians, hospitals, and other customers that we serve as well as the end patient.

Our International segment offers a wide array of branded products, including aesthetics products, outside of the United States.

Net revenues in our segments, including % of total net revenues, consisted of the following for the years ended December 31, 2018, 2017 and 2016 ($ in millions):

	Year Ended December 31, 2018		Year Ended December 31, 2017		Year Ended December 31, 2016
	Net Revenue	% of Total Net Revenue	Net Revenue	% of Total Net Revenue	Net Revenue	% of Total Net Revenue
US Specialized Therapeutics	$6,920.3	43.8%	$6,803.6	42.7%	$5,811.7	39.9%
US General Medicine	5,322.9	33.7%	5,796.2	36.4%	5,923.9	40.6%
International	3,504.7	22.2%	3,319.5	20.8%	2,881.3	19.8%
Other	39.5	0.3%	21.4	0.1%	(46.3)	(0.3)%
Total	$15,787.4	100.0%	$15,940.7	100.0%	$14,570.6	100.0%

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

Business Strategies

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

In our US General Medicine business, we market our branded products through our active sales professionals in the United States. Our sales and marketing efforts focus on both general practitioners and specialty physicians who specialize in the diagnosis and treatment of particular medical conditions.  We also conduct targeted activities, including direct-to-consumer advertising to increase consumer awareness of our products. We believe that our current sales force structure gives us a competitive advantage in launching and promoting products due to our ability to reach a larger target audience of both general practitioners and specialists. For reimbursed products, we also contract with payors to ensure that our products are widely available to patients.

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

Our R&D strategy focuses on the following product development areas:

•	the application of proprietary drug-delivery technology for new product development in specialty areas;
•	the acquisition of mid-to-late development-stage brand drugs;
•	early stage collaboration arrangements; and
•

the development of sustained-release, semi-solid, liquid, oral transmucosal, transdermal, gel, injectable, and other drug delivery technologies and the application of these technologies to proprietary drug forms.

As of December 31, 2018, we are developing a number of products, some of which utilize novel drug delivery systems, through a combination of internal and collaborative programs including but not limited to the following:

Product	Therapeutic Area	Indication	Expected Launch Year	Phase
Cariprazine	Central Nervous System	Bipolar Depression	2019	Review
Abicipar	Eye Care	Age Related Macular Degeneration	2020	III
Bimatoprost SR	Eye Care	Glaucoma	2020	III
Ubrogepant	Central Nervous System	Acute Migraine	2020	III
Atogepant	Central Nervous System	Prophylaxis Migraine	2021	III
Presbysol	Eye Care	Presbyopia	2021	III
Rapastinel	Central Nervous System	Depression	2021	III
Cenicriviroc	Gastrointestinal	NASH	2022	III
Relamorelin	Gastrointestinal	Gastroparesis	2023	III
Abicipar	Eye Care	Diabetic Macular Edema	2023	II
Brimonidine DDS	Eye Care	Geographic Atrophy	2023	II
Brazikumab	Gastrointestinal	Crohn's Disease	2024	II
Botox	Medical Aesthetics	Platysma/Masseter	2025/2023	II
Brazikumab	Gastrointestinal	Ulcerative Colitis	2025	II

We also have a number of products in development as part of our life-cycle management strategy for our existing product portfolio.

As of December 31, 2018, we conducted the majority of our branded drug delivery R&D activities in Irvine, California. We are presently developing a number of products through a combination of internal and collaborative programs.

Financial Information About Segments and Geographic Areas

The Company evaluates segment performance for its three operating segments based on segment contribution. Segment contribution for our segments represents net revenues less cost of sales (defined below), selling and marketing expenses, and select general and administrative expenses. Included in segment revenues for 2016 are product sales that were sold through our former Anda Distribution business once the Anda Distribution business had sold the product to a third-party customer. These sales are included in segment results and are reclassified into revenues from discontinued operations through a reduction of Corporate revenues which eliminates the sales made by our former Anda Distribution business through October 3, 2016 from results of continuing operations.  Cost of sales for these products in discontinued operations is equal to our average third-party cost of sales for third party branded products distributed by our former Anda Distribution business. The Company does not evaluate the following items at the segment level:

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
•

Other select revenues and operating expenses including R&D expenses, amortization, IPR&D impairments, goodwill impairments and asset sales and impairments, net as not all such information has been accounted for at the segment level, or such information has not been used by all segments.

•	Total assets including capital expenditures.

The Company defines segment net revenues as product sales and other revenue derived from our products or licensing agreements.

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

Customers

In US Specialized Therapeutics, US General Medicine and International operations, we sell our brand and aesthetic products primarily to drug wholesalers, retailers and distributors, including national retail drug and food store chains, hospitals, clinics, mail order retailers, government agencies and managed healthcare providers such as health maintenance organizations and other institutions.  Certain medical aesthetic products and devices are also sold directly to physicians.

Sales to certain of our customers within the U.S. and Canada accounted for 10% or more of our annual revenues during the past three years. The following table illustrates customers and the respective percentage of revenues which they comprised in each of the last three years:

Customer	2018	2017	2016
McKesson Corporation	25%	23%	23%
Cardinal Health, Inc.	23%	19%	18%
AmerisourceBergen Corporation	22%	19%	18%

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

Many of our competitors, except for those in the Medical Aesthetics business, have been in business for a longer period of time, have a greater number of products on the market and have greater financial and other resources than we do. When we directly compete with these companies for certain contracted business or for the same markets and/or products, their financial strength could prevent us from capturing a meaningful share of those markets.

Social Contract

In September 2016, we introduced our Social Contract with Patients, in which we pledged to invest in new and innovative treatments, make our treatments accessible and affordable to patients, provide enhanced patient assistance programs (including in some cases free medicine) to eligible patients and maintain safety reporting and quality standards.  Additionally, in our Social Contract with Patients, we committed to limit price increases.  If we increase prices on our products, we will limit increases to once per year, and only increase the list price of a product by single-digit percentages. Our expectation is that net price increases, which are price increases after discounts and rebates, would be in the low to mid- single digit range.

For the full-year 2018, our net price on U.S. products decreased by an average 0.1 percent, and list price increases averaged 6.4 percent.  The difference between the net price decreases and the list price increases is due to higher rebates and discounts.

Manufacturing, Suppliers and Materials

As of December 31, 2018, we manufactured certain of our own finished products at our plants.  We also have development and manufacturing capabilities for raw material and active pharmaceutical ingredients (“API”) and intermediate ingredients to support our R&D internal product development efforts in our Campbell, California, Irvine, California and Liverpool, United Kingdom locations.

We have major manufacturing sites in:

Location	State / Country
Branchburg	New Jersey / USA
Campbell	California / USA
Cincinnati	Ohio / USA
Clonshaugh	Ireland
Dublin	California / USA
Galway	Ireland
Guarulhos	Brazil
Heredia	Costa Rica
Houston	Texas / USA
Liege	Belgium
Pringy	France
Waco	Texas / USA
Westport	Ireland

Our manufacturing operations are subject to extensive regulatory oversight and could be interrupted at any time. Refer to Legal Matters in “NOTE 25 — Commitments and Contingencies” in the accompanying “Notes to the Consolidated Financial Statements” in this document.

While we manufacture certain of our own finished products at our plants, we are dependent on third parties for the supply of many of our finished products.  In addition, we are dependent on third parties for the supply of the raw materials necessary to develop and manufacture our commercialized products, including the API and inactive pharmaceutical ingredients used in many of these products. We are required to identify the supplier(s) of all the raw materials for our products in the drug applications that we file with the FDA in the U.S. and other regulatory authorities outside the U.S. If raw materials for a particular product become unavailable from an approved supplier specified in a drug application, we would be required to qualify a substitute supplier with the FDA and with other regulatory authorities outside the U.S., which could interrupt manufacturing of the affected product. To the extent practicable, we attempt to identify more than one supplier in each drug application. However, some raw materials are available only from a single source and, in many of our drug applications, only one supplier of raw materials has been identified, even in instances where multiple sources exist.

Furthermore, we obtain a significant portion of our raw materials from foreign suppliers. Arrangements with international raw material suppliers are subject to, among other things, FDA regulation, customs clearance, various import duties, foreign currency risk and other government clearances. Acts of governments outside the U.S. may affect the price or availability of raw materials needed for the development or manufacture of our products. In addition, any changes in patent laws in jurisdictions outside the U.S. may make it increasingly difficult to obtain raw materials for R&D prior to the expiration of the applicable U.S. or foreign patents. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our Business — If we are unable to obtain sufficient supplies of raw materials, our ability to deliver our products to the market may be impeded.” and — “The supply of APIs into Europe may be negatively affected by regulations promulgated by the European Union.” in this document.

Patents and Proprietary Rights

We believe patent protection of our proprietary products is important to our products. Our success with our branded products will depend, in part, on our ability to obtain, and successfully defend if challenged, patent or other proprietary protection for such products. We currently have a number of U.S. and foreign patents issued or pending. However, the issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. Accordingly, our patents may not prevent other companies from developing similar or functionally equivalent products or from successfully challenging the validity of our patents. If our patent applications are not allowed or, even if allowed, if such patents are circumvented or not upheld in a court of law or in administrative proceedings, including oppositions, re-examinations or inter partes review (“IPR”), our ability to competitively market our patented products and technologies may be significantly reduced. Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by competitors, in which case our ability to commercially market these products may be diminished. For example, in October 2017, the U.S. District Court for the Eastern District of Texas issued an adverse trial decision finding that the four asserted patents covering our Restasis® (Cyclosporine Ophthalmic Emulsion) 0.05% product are invalid, and on November 13, 2018, the United States Court of Appeals for the Federal Circuit affirmed that ruling.  From time to time, we may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market our products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially market such products may be inhibited or prevented. In addition, patents covering, for example, Actonel® (certain indications), Androderm®, Carafate®, Minastrin®, Estrace® Cream, Namenda XR®, Femhrt®, INFed®, Namenda® (IR), Pylera® and Rapaflo® products have expired and we have no further patent protection on these products.  Generic versions of our Minastrin® product entered the market during 2017 pursuant to settlement agreements previously entered into.  Generic versions of our Estrace® product entered the market in January 2018, generic versions of our Namenda XR® product entered the market in March 2018, and generic versions of our Rapaflo® product entered the market in December 2018.

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

Litigation alleging infringement of patents, trademarks, copyrights or other intellectual property rights may be costly and time consuming. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our Business — Third parties may claim that we infringe their proprietary rights and may prevent us from manufacturing and selling some of our products.” and Legal Matters in “NOTE 25 — Commitments and Contingencies” in the accompanying “Notes to the Consolidated Financial Statements” in this document.

Government Regulation and Regulatory Matters

The following discussion focuses on key markets to the Company’s overall business.

United States

All U.S. pharmaceutical manufacturers, including Allergan, are subject to extensive, complex and evolving regulation by the federal government, principally the FDA, and to a lesser extent, by the U.S. Drug Enforcement Administration (“DEA”), Occupational Safety and Health Administration and state government agencies, as well as by various regulatory agencies in foreign countries where our products or product candidates are being manufactured and/or marketed. The Federal Food, Drug, and Cosmetic Act (“FFDCA”), the Controlled Substances Act and other federal statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products. In our international markets, the approval, manufacture and sale of pharmaceutical products is similar to that of the United States with some variations dependent upon local market dynamics.

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

For innovative or non-generic new drugs, an FDA-approved NDA is required before the drug may be marketed in the United States. The NDA must contain data to demonstrate that the drug is safe and effective for its intended uses and that it will be manufactured to appropriate quality standards. In order to demonstrate safety and effectiveness, an NDA generally must include or reference pre-clinical studies and clinical data from controlled trials in humans. For a new chemical entity, this generally means that lengthy, uncertain and rigorous pre-clinical and clinical testing must be conducted. For compounds that have a record of prior or current use, it may be possible to utilize existing data or medical literature and limited new testing to support an NDA. Any pre-clinical testing that we wish to rely upon for FDA action must comply with the FDA’s good laboratory practice and other requirements. Clinical testing in human subjects must be conducted in accordance with the FDA’s good clinical practice and other requirements. In order to initiate a clinical trial, the sponsor must submit an IND to the FDA or meet one of the narrow exemptions that exist from the IND requirement.

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

To obtain FDA approval of NDAs and sNDAs, our manufacturing procedures and operations must conform to FDA quality system and control requirements generally referred to as current Good Manufacturing Practices (“cGMP”), as defined in Title 21 of the U.S. Code of Federal Regulations, and cGMP must be adhered to throughout the life cycle of a product, as these regulations encompass all aspects of the production process from receipt and qualification of components to distribution procedures for finished products. cGMP standards are evolving standards; thus, we must continue to expend substantial time, money and effort in all production and quality control areas to maintain compliance with these standards. The evolving and complex nature of regulatory requirements, the broad authority and discretion of the FDA, and the generally high level of regulatory oversight results in the continuing possibility that we may be adversely affected by regulatory actions despite our efforts to maintain compliance with regulatory requirements.

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

Following such inspections, the FDA may issue notices on Form 483 and Warning Letters that may require us to modify certain activities identified during the inspection. A Form 483 notice may be issued at the conclusion of an FDA inspection and lists issues the FDA investigators believe may violate cGMP or other FDA regulations. FDA guidelines specify that a Warning Letter be issued only for violations of “regulatory significance” for which the failure to adequately and promptly address the correction to the satisfaction of the FDA may be expected to result in an enforcement action.

Additionally, FDA reviews promotional and marketing materials for compliance with the FFDCA and FDA regulations.  FDA may issue letters or take other enforcement action if FDA believes promotional and marketing materials do not comply with the law and regulations.

Failure to comply with FDA and other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of NDAs or sNDAs or other product application enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Although we have internal compliance programs, if these programs do not meet regulatory agency standards or if our compliance is deemed deficient in any significant way, it could have a material adverse effect on our business. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our Business — Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.” in this document. The FDA can also significantly delay the approval of any pending NDA or other regulatory submissions under the Fraud, Untrue Statements of Material Facts, Bribery and Illegal Gratuities Policy Act.

Medical Devices

Medical devices are subject to regulation by the FDA, state agencies and foreign government health. FDA regulations, as well as various U.S. federal and state laws, govern the development, clinical testing, manufacturing, labeling, record keeping and marketing of medical device products agencies in the United States.  Our medical device product candidates, including our breast implants, must undergo rigorous clinical testing and an extensive government regulatory clearance or approval process prior to sale in the United States and other countries. The lengthy process of clinical development and submissions for clearance or approval, and the continuing need for compliance with applicable laws and regulations, require the expenditure of substantial resources. Regulatory clearance or approval, when and if obtained, may be limited in scope, and may significantly limit the indicated uses for which a product may be marketed. Cleared or approved products and their manufacturers are subject to ongoing review, and discovery of previously unknown problems with products may result in restrictions on their manufacture, sale, and/or use or require their withdrawal from the market.

Our medical device products are subject to extensive regulation by the FDA in the United States. Unless an exemption applies, each medical device we market in the United States must have a 510(k) clearance or a Premarket Approval Application (“PMA”) in accordance with the FFDCA and its implementing regulations. The FDA classifies medical devices into one of three classes, depending on the degree of risk associated with each medical device and the extent of controls that are needed to ensure safety and effectiveness. Devices deemed to pose a lower risk are placed in either Class I or Class II, and devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or a device deemed to be not substantially equivalent to a previously cleared 510(k) device, are placed in Class III.   In general, a Class III device cannot be marketed in the United States unless the FDA approves the device after submission of a PMA, and any changes to the device subsequent to initial FDA approval must also be reviewed and approved by the FDA. The majority of our medical device products, including our breast implants, are regulated as Class III medical devices.   A Class III device may have significant additional obligations imposed in its conditions of approval, and the time in which it takes to obtain approval can be long. Compliance with regulatory requirements is assured through periodic, unannounced facility inspections by the FDA and other regulatory authorities, and these inspections may include the manufacturing facilities of our subcontractors or other third-party manufacturers. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions: warning letters or untitled letters; fines, injunctions and civil penalties; recall or seizure of our products; operating restrictions, partial suspension or total shutdown of production; refusing our request for 510(k) clearance or PMA approval of new products; withdrawing 510(k) clearance or PMA approvals that are already granted; and criminal prosecution.

A clinical trial is almost always required to support a PMA application and is sometimes required for a 510(k) premarket notification. Clinical trials generally require submission of an application for an investigational device exemption (“IDE”), which must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound.  A study sponsor must obtain approval for its IDE from the FDA, and it must also obtain approval of its study from the Institutional Review Board (“IRB”) overseeing the trial. The results of clinical testing may not be sufficient to obtain approval of the investigational device.

Once a device is approved, the manufacture and distribution of the device remains subject to continuing regulation by the FDA, including Quality System Regulation requirements, which involve design, testing, control, documentation and other quality assurance procedures during the manufacturing process. Medical device manufacturers and their subcontractors are required to register their establishments and list their manufactured devices with the FDA and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with regulatory requirements. Manufacturers must also report to the FDA if their devices may have caused or contributed to a death or serious injury or malfunctioned in a way that could likely cause or contribute to a death or serious injury, or if the manufacturer conducts a field correction or product recall or removal to reduce a risk to health posed by a device or to remedy a violation of the FFDCA that may present a health risk.  Further, the FDA continues to regulate device labeling, and prohibits the promotion of products for unapproved or “off-label” uses along with other labeling restrictions.  If a manufacturer or distributor fails to comply with any of these regulatory requirements, or if safety concerns with a device arise, the FDA may take legal or regulatory action, including civil or criminal penalties, suspension, withdrawal or delay in the issuance of clearances or approvals, or seizure or recall of products, any one or more of which could have a material adverse effect upon us.

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

U.S. government reimbursement programs include Medicare, Medicaid, TriCare, and State Pharmaceutical Assistance Programs established according to statute, government regulations and policy. Federal law requires all pharmaceutical manufacturers, as a condition of having their products receive federal reimbursement under Medicaid and Medicare Part B, to pay rebates to state Medicaid programs on units of their pharmaceuticals that are dispensed to Medicaid beneficiaries. With enactment of the Patient Protection and Affordable Care Act (“ACA”), as amended, manufacturer rebate liability for brand drugs increased from 15.1% to 23.1% of the Average Manufacturer Price, or the difference between the Average Manufacturer Price and the drug’s Best Price (i.e., the lowest net sales price to a non-government customer during a specified period), whichever is greater. In some states, supplemental rebates are required as a condition of including the manufacturer’s drug on a state’s Preferred Drug List, which if agreed upon would generally permit access to a manufacturer’s product without utilization management (e.g., step therapy).

The ACA prescribed that the coverage gap phase of the Medicare Part D benefit be closed such that, by 2020, beneficiaries will pay co-insurance of 25% (or co-payment equivalents) of the cost of prescription drugs dispensed to them under their applicable Medicare Part D plans, until they reach the catastrophic phase of the Medicare Part D benefit.  As such, the coverage gap or “donut hole” will be effectively closed beginning in the 2020 plan year.  The cost of closing the donut hole is being borne in part by brand drug companies as well as Medicare Part D plan sponsors and the federal government. Beginning in 2011, brand drug manufacturers were required to provide a 50% discount on their drugs while beneficiaries are in the coverage gap; the Bipartisan Budget Act of 2018, however, increased this discount to 70% beginning in 2019. Additionally, beginning in 2013, the government and Medicare Part D plan sponsors began providing additional subsidies for brand name drugs bought by seniors who enter the coverage gap. The government/sponsor share originally was designed to provide a 25% discount in the cost of drugs by 2020, however the Bipartisan Budget Act of 2018 revised this percentage down to 5%.  Consequently, the combined industry discounts and government subsidies still will add up to 75% of brand name drug costs by 2020, however pharmaceutical manufacturers are required to extend far greater discounts under this coverage gap program than originally was contemplated.

On January 21, 2016, the Centers for Medicare and Medicaid Services (“CMS”) issued a final rule on the calculation of AMP, Best Price, and the Unit Rebate Amount for the Medicaid Drug Rebate Program; the final rule took effect in April 2016 (for most provisions).  Allergan has implemented required changes to its Medicaid rebate calculations and policies, effective for its Q2 2016 calculations and pricing submissions.  Notably, however, the Medicaid Drug Rebate Program requires compliance with complex statutory pricing formulas and requirements, and manufacturers frequently are required to adopt “reasonable assumptions,” as permitted by CMS guidance, where the regulations are silent or unclear.  Any changes in existing CMS guidance could affect our compliance efforts, existing reasonable assumptions, and rebate liability.  We are also required to discount products to authorized users of the Federal Supply Schedule, under which additional laws and requirements apply.

The ACA also expanded the government’s 340B drug discount program by adding new categories of covered entity types that are qualified to participate in the program and benefit from its deeply discounted drug pricing.  The ACA also obligated the Health Resources and Services Administration (HRSA), which administers the 340B program, to update the Pharmaceutical Pricing Agreement, which each manufacturer must sign to participate in the 340B program, to require each manufacturer to offer the 340B price to covered entities if the manufacturer makes its drugs available to any other purchaser at any price, and to report statutory ceiling prices for its drugs to the government.  HRSA issued this update in late 2016 and the Company subsequently signed and executed an amendment to our agreement.  In addition, on January 5, 2017, HRSA finalized regulations that, among other things, implement rules regarding civil monetary penalties for knowing and intentional overcharges of 340B covered entities by pharmaceutical manufacturers; these rules became effective on January 1, 2019.

In connection with the commercialization of our products, we often are required to negotiate and enter into discount and rebate agreements for our products with government and private health insurers, including Health Maintenance Organizations (“HMOs”) and Managed Care Organizations (“MCOs”).  These discount and rebate agreements commonly are required to ensure the accessibility of our drugs to beneficiaries of the individual health insurance plans, whether sponsored by the government or a commercial entity.  Indeed, the sale of our existing and any future products largely is dependent on the extent to which our products are covered by health insurance.  Any changes to product coverage requirements, including pursuant to federal law or regulation, or government or private drug cost containment measures could have an adverse effect on our business operations.

Additionally, we may in the future -- as we have in the past -- receive requests for information, sometimes in the form of civil investigative demands or subpoenas, from the U.S. Federal Trade Commission (“FTC”) and the European Commission - Competition.  Any adverse outcome of these types of investigations or actions could have a material adverse effect on our business, results of operations, financial condition and cash flows. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our Business—Federal regulation of arrangements between manufacturers of branded and generic products could adversely affect our business.” Also refer to

Legal Matters in “NOTE 25 — Commitments and Contingencies” in the accompanying “Notes to the Consolidated Financial Statements” in this document.

As part of the Medicare Prescription Drug and Modernization Act of 2003 (“MMA”), companies are required to file with the FTC and the Department of Justice certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of brand drugs. This requirement could affect the manner in which drug manufacturers resolve intellectual property litigation and other disputes with competitor pharmaceutical companies and could result generally in an increase in private-party litigation against pharmaceutical companies. The impact of this requirement, and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers, is uncertain and could adversely affect our business. For example, beginning in April 2013, private parties have filed lawsuits against us alleging that a settlement of a patent litigation between a subsidiary of the Company and potential generic competitor that had filed an Abbreviated New Drug Application (“ANDA”) for a generic version of Loestrin® is unlawful. Those lawsuits, as well as additional suits challenging the validity of our settlements related to Asacol® and Namenda® ® remain pending.  Refer to Legal Matters in “NOTE 25 — Commitments and Contingencies” in the accompanying “Notes to the Consolidated Financial Statements” in this document.

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

In addition to obtaining marketing authorization for each product, all member states require that a manufacturer’s facilities obtain approval from the national authority. The EU has a code of good manufacturing practices that each manufacturer must follow and comply with. Regulatory authorities in the EU may conduct inspections of the manufacturing facilities to review procedures, operating systems and personnel qualifications. Refer to “ITEM 1A. — RISK FACTORS — Risks Related to Our Business — The supply of APIs into Europe may be negatively affected by regulations promulgated by the European Union.” in this document.

In the EU, member states regulate the pricing of pharmaceutical products, and in some cases, the formulation and dosing of products. This regulation is handled by individual member state national health services. These individual regulatory bodies can result in considerable price differences and product availability among member states. The implementation of tendering systems for the pricing of pharmaceuticals in several countries generally impacts drug pricing; generally “tendering” refers to a system that requires bids to be submitted to the relevant national health services organizations by competing manufacturers to be the exclusive, or one of a few, supplier(s) of a product for such tender.

Further, faced with major budget constraints, many European countries have resorted to price cuts or claim-back schemes that affect both innovative and generic pharmaceuticals. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our Business—Global economic conditions could harm us.” in this document.

Medical device products that are marketed in the European Union must comply with the requirements of the Medical Device Directive (the “MDD”), as implemented in the national legislation of the European Union member states. The MDD, as implemented, provides for a regulatory regime with respect to the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices to ensure that medical devices marketed in the European Union are safe and effective for their intended uses. Medical devices that comply with the MDD, as implemented, are entitled to bear a Conformité Européenne (“CE”) marking evidencing such compliance and may be marketed in the European Union. Failure to comply with these domestic and international regulatory requirements could affect our ability to market and sell our products in these countries.  For example, following the non-renewal of our textured breast implant CE Mark licenses in Europe pending the request for additional information by LNE-GMED, the notified body responsible for certification of our breast implants, Allergan suspended sales of textured breast implants in Europe and withdrew the remaining textured breast implants then on the market in Europe in the fourth quarter of 2018.

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

The NOC Regulations allow branded drug marketers to list patents that contain a claim for a medicinal ingredient, a claim for the formulation containing the medicinal ingredient, a claim for the dosage form, or a claim for the use of the medicinal ingredient in their branded drug on a patent register maintained by the TPD. In its abbreviated new drug submission, a generic applicant must address each patent listed against the reference product by making at least one statutory allowed allegation (for example, alleging that the patent is invalid or would not be infringed). If the generic applicant alleges invalidity or non-infringement, it must provide the branded manufacturer with an explanation of its allegations. Upon receipt of the explanation, the branded manufacturer may commence an action against the generic applicant in the Federal Court of Canada for a declaration that the making, constructing, using or selling of the generic applicant’s drug would infringe any patent that is subject of an allegation. The NOC Regulations prohibits the Minister of Health from issuing an NOC to the generic applicant that is a party to the action, for a 24-month period from the day on which the action is brought, until the action is determined by the court. The branded manufacturer who brought the action, may also renounce application of the 24-month period but this could allow for early market entry, subject to data protection and the generic applicant’s willingness to launch at risk.

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

Each Canadian province and territory also provides a comprehensive public drug program, which controls drug pricing and reimbursement and is responsible for ensuring eligible patients receive drugs through public funding. The provinces and territories in Canada operate drug benefit programs through which eligible recipients receive drugs through public funding; these drugs are listed on provincial or territorial Drug Benefit Formularies (“Formularies”). Eligible recipients include seniors, persons on social assistance, low-income earners, and those with certain specified conditions or diseases. Formulary listings are also used by private payors to reimburse generic products. To be listed in a Formulary, drug products must have been issued a NOC and must comply with each jurisdiction’s individual review process. Currently, Canada’s provinces and territories are looking at national competitive bidding processes/tendering of drugs, which may affect the sustainability of the industry and the supply of pharmaceuticals.

Finally, Canada has reached a trade agreement with the European Union (the “Comprehensive Economic and Trade Agreement”) in which it has implemented a form of patent term extensions and certain procedural amendments to the NOC Regulations. Canada is further involved in trade negotiations with ten Pacific countries (the “Comprehensive and Progressive Agreement for Trans-Pacific Partnership”), which could lead to further changes to Canada’s intellectual property framework and affect our business.

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

Seasonality

Consistent with the United States pharmaceutical industry, our business experiences seasonality, with the first quarter of each year typically being the lowest revenue quarter for our products.  In addition, our aesthetics products, including our Botox® cosmetic indications, have tended to be marginally higher during the second and fourth quarters, presumably in advance of the summer vacation and holiday seasons. Fluctuations of our sales are also impacted by the effect of promotional activity, which cause non-seasonal variability in sales trends.

Backlog

As a result of the extent of our supply chain, backlog of orders is not material to our business.

Employees

As of December 31, 2018, we had approximately 16,900 employees. Of our employees, approximately 2,150 were engaged to support R&D functions, 4,900 supported Cost of Goods Sold functions, 8,450 supported sales, marketing and distribution functions, and 1,400 supported administrative functions.

ITEM 1A.	RISK FACTORS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Any statements made in this report that are not statements of historical fact or that refer to estimated or anticipated future events are forward‑looking statements, as contemplated in the Private Securities Litigation Reform Act of 1995.  We have based our forward‑looking statements on management’s beliefs and assumptions based on information available to our management at the time these statements are made.  Such forward‑looking statements reflect our current perspective of our business, future performance, existing trends and information as of the date of this filing.  These include, but are not limited to, our beliefs about future revenue and expense levels and growth rates, prospects related to our strategic initiatives and business strategies, including the integration of, and synergies associated with, strategic acquisitions, express or implied assumptions about government regulatory action or inaction, anticipated product approvals and launches, business initiatives and product development activities, assessments related to clinical trial results, product performance and competitive environment, and anticipated financial performance.

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

As a result of these and other difficulties, products currently in development by us may or may not receive timely regulatory approvals necessary for marketing by us or other third‑party partners, or approvals at all.  In addition, there are uncertainties, high costs and lengthy time frames associated with R&D of our proprietary products and the market acceptance of such products is inherently unproven.  Our operating results and financial condition may fluctuate as the amount we spend to research and develop, promote, acquire or license new products, technologies and businesses changes. If any of our products are not approved in a timely manner or, when approved, cannot be successfully manufactured or commercialized in a timely manner, our operating results could be adversely affected.  We cannot guarantee that any investment we make in developing products will be recouped, even if we are successful in commercializing those products.  Refer to “Our expenditures may not result in commercially successful products.”

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

We currently have products in various stages of development, including new medical aesthetics, eye care, GI and CNS products, among others.  Such clinical trials are costly and may not result in successful outcomes.  The results of preclinical studies and early clinical studies may not be predictive of the results of later‑stage clinical studies.  Product candidates that have shown promising results in early‑stage clinical studies may still suffer significant setbacks in subsequent clinical studies.  There is a high rate of failure for products proceeding through clinical studies, and product candidates in later stages of clinical studies may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical studies.  Clinical studies may not proceed as planned or be completed on schedule, if at all.  The rate of completion of clinical trials is significantly dependent upon a number of factors, including the rate of patient enrollment.  We may not be able to attract a sufficient number of sites or enroll a sufficient number of patients in a timely manner in order to complete clinical trials.  Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and our data may not provide adequate efficacy and safety information to obtain regulatory approval of our candidates.  We cannot be sure that our business expenditures, including but not limited to our expenditures related to internally developed products, products acquired in past acquisitions, or products of our third‑party partners, among others, will result in the successful discovery, development or launch of branded products that will prove to be commercially successful or will improve the long‑term profitability of our business.  If such business expenditures do not result in successful discovery, development or launch of commercially successful branded products our results of operations and financial condition could be materially adversely affected.

If any of our major products become subject to problems, our business could be adversely affected.

We recorded direct product revenues of more than $500 million for the following pharmaceutical products:  Botox®, the Juvederm Collection, Linzess®/Constella®, Lumigan®/Ganfort®, Bystolic®/Byvalson®, Alphagan®/Combigan®, Lo Loestrin® and Restasis®.  Those products and revenues accounted for 57.9% of our total revenues in 2018. These products, as well as our other major products, may become subject to problems such as loss of patent protection (if applicable), changes in prescription growth rates, material product liability litigation, unexpected side effects, regulatory proceedings, publicity affecting doctor or patient confidence, pressure from existing or new competitive products or changes in labeling, our results of operations and financial condition could be materially adversely affected.  For example, in October 2017, the U.S. District Court for the Eastern District of Texas issued an adverse trial decision finding that the four asserted patents covering Restasis® (Cyclosporine Ophthalmic Emulsion) 0.05% are invalid and on November 13, 2018, the United States Court of Appeals for the Federal Circuit affirmed that ruling.

If generic products that compete with any of our branded pharmaceutical products are approved and sold, sales of our products will be adversely affected.

Generic equivalents for branded pharmaceutical products are typically sold at lower prices than the branded products. The regulatory approval process in the United States and European Union exempts generic products from costly and time-consuming clinical trials to demonstrate their safety and efficacy and rely instead on the safety and efficacy of prior products, manufacturers of generic products can invest far less in research and development.  After the introduction of a competing generic product, a significant percentage of the prescriptions previously written for the branded product are often written for the generic version.  In addition, legislation enacted in most U.S. states and Canadian provinces allows or, in some instances mandates, that a pharmacist dispense an available generic equivalent when filling a prescription for a branded product, in the absence of specific instructions from the prescribing physician.  Pursuant to the provisions of the Hatch‑Waxman Act, manufacturers of branded products often bring lawsuits to enforce their patent rights against generic products seeking approval prior to the expiration of branded products’ patents, but it is possible for generic manufacturers to offer generic products while such litigation is pending.  Refer to “If we are unable to adequately protect our technology or enforce our patents, our business could suffer.”  As a result, branded products typically experience a significant loss in revenues following the introduction of a competing generic product, even if subject to an existing patent.  Our branded pharmaceutical products are or may become subject to competition from generic equivalents because there is no proprietary protection for some of the branded pharmaceutical products we sell, because our patent protection expires or because our patent protection is not sufficiently broad or enforceable.  In addition, we may not be successful in our efforts to extend the proprietary protection afforded our branded products through the development and commercialization of proprietary product improvements.

During the next few years, additional products of ours, including some of our large revenue drivers, like Bystolic®, Delzicol®, Gelnique®, Saphris® and Viibryd®, will lose patent protection and/or likely become subject to generic or other competition.  Generic versions of our Canasa® product entered the market in December 2018 pursuant to an agreement previously entered into and generic versions of our Rapaflo® product entered the market in December 2018 upon patent expiration.  Some of our products may also become subject to generic competition prior to the expiration of patent protection in the event a generic competitor elects to launch its generic equivalent product “at‑risk.”  For example, before the Court of Appeals for the Federal Circuit has reviewed Allergan’s appeal of a district court judgment of patent invalidity, Sandoz launched “at risk” a generic version of Latisse® in December 2016.  Competition from generic equivalents could result in a material impairment of our intangible assets or the acceleration of amortization on our non‑impaired intangible assets and may have a material adverse impact on our revenues, financial condition, results of operations and cash flows.

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

Some of our competitors have technical, competitive or other advantages over us for the development of technologies and processes.  These advantages may make it difficult for us to compete with them to successfully discover, develop and market new products and for our current products to compete with new products that these competitors may bring to market.  As a result, our products may compete against products that have lower prices, equivalent or superior performance, a better safety profile, are easier to administer, achieve earlier entry into the market or that are otherwise competitive with our products.  For example, in the past few years, a number of other companies have started to develop, have successfully developed and/or are currently marketing products that are being positioned as competitors to Botox®.  While we believe that Botox® is a product that is superior to and can be differentiated from its competitors, any commercial success of other toxin products could have an adverse impact on our revenues or results of operations.

If we are unable to adequately protect our technology or enforce our patents, our business could suffer.

Our success with the branded products that we develop will depend, in part, on our ability to obtain patent protection for these products.  We currently have a number of U.S. and foreign patents issued and pending.  However, issuance of a patent is not conclusive evidence of its validity or enforceability.  We cannot be sure that we will receive patents for any of our pending patent applications or any patent applications we may file in the future, or that our issued patents will be upheld if challenged.  If our current and future patent applications are not approved or, if approved, our patents are not upheld in a court of law if challenged, it may reduce our ability to competitively utilize our patented products.  Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by our competitors, in which case our ability to commercially market these products may be diminished.  Patent disputes may be lengthy and a potential violator of our patents may bring a potentially infringing product to market during the dispute, subjecting us to competition and damages due to infringement of the competitor product.  Further, patents covering Androderm®, Carafate®, Estrace® Cream, Femhrt®, INFed®, Namenda® (IR), Pylera®, and Rapaflo® products have expired and we have no further patent protection on these products.  As a result, generic versions of our Estrace® Cream product and Namenda XR® entered the market in January and March 2018, respectively, and generic versions of our Rapaflo® product entered the market in December 2018.   During the next few years, additional products will lose patent protection and/or likely become subject to generic or other competition, including Bystolic®, Delzicol®, Gelnique®, Saphris® and Viibryd®.  Therefore, it is possible that a competitor may launch a generic version of any of these products at any time, which would result in a significant decline in that product’s revenue and profit.

Generic versions of our Minastrin® product which entered the market during March 2017 pursuant to settlement agreements previously entered into; and generic versions of our Canasa® product entered the market in December 2018 pursuant to a settlement agreement previously entered into.  Some of our products, e.g., Combigan®, may also become subject to generic competition prior to the expiration of patent protection in the event a generic competitor is not enjoined and elects to launch its generic equivalent product “at risk.”

Generic competitors to our branded products may also challenge the validity or enforceability of the patents protecting our products or otherwise seek to circumvent them. Forest also recently brought actions against certain manufacturers of generic drugs for infringement of several patents covering our Byvalson®, Canasa®, Delzicol®, Linzess®, Fetzima®, Namenda XR®, Namzaric®, Saphris®, Savella®, Teflaro® and Viibryd® products.  Allergan recently brought actions against manufacturers of generic drugs in the United States for infringement of several patents covering our Combigan®, Lastacaft®, Latisse®, and Restasis® products.  While we intend to vigorously defend these and other patents and pursue our legal rights, we can offer no assurance as to when the pending or any future litigation will be decided, whether such lawsuits will be successful or that a generic equivalent of one or more of our products will not be approved and enter the market.   In addition, patents covering our branded pharmaceutical products may be challenged in proceedings other than court proceedings, including IPR at the U.S. Patent Office.  In 2011, Congress amended the patent laws and created a new way to challenge the validity of patents:  the inter partes review.  IPR proceedings take place in the U.S. Patent Office and have both advantages and disadvantages when compared to district court proceedings.  Although IPR proceedings are limited to certain types of invalidity challenges, the U.S. Patent Office applies different standards that make it easier for challengers to invalidate patents.  Moreover, IPR proceedings generally take no more than 18 months, which means it is much faster than challenging a patent’s validity in a district court proceeding.  In addition, an IPR challenge can be mounted even after a patent has been upheld in court.

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

The Company may not be able to identify, acquire or license products or proprietary technologies, and could lose rights to intellectual property after such intellectual property has been licensed.

Like other pharmaceutical companies, in order to remain competitive, the Company must continue to launch new products. Expected declines in sales of products after the loss of market exclusivity mean that the Company’s future success is dependent on its pipeline of new products, including new products that, as part of its open science model, the Company obtains through acquisitions, licenses or collaborations. To accomplish this, the Company commits substantial effort, funds and other resources to the identification, acquisition or licensing of new products.  The Company may face competition from other companies in pursuing acquisitions, licenses or collaborations or may not be able to enter into such transactions on commercially reasonable terms.  Our ability to complete such transactions may also be limited by applicable antitrust and trade regulation or other laws and regulations in the United States and foreign jurisdictions in which we or the operations or assets we seek to acquire carry on business. Additionally, because we license significant intellectual property with respect to certain of our products, including Namzaric®, Linzess®, Teflaro® and Viibryd®, any loss or suspension of our rights to licensed intellectual property could materially adversely affect our business, financial condition, cash flows and results of operations.  Failure to successfully identify, acquire or license new products or maintain licenses to products or proprietary technologies once acquired would have a material adverse effect on the Company’s business, results of operations, cash flow, financial position and prospects.

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

We are required to identify the supplier(s) of all the raw materials for our products in our applications with the FDA and regulatory agencies outside the United States.  To the extent practicable, we attempt to identify more than one API supplier in each drug application.  However, many raw materials, including API, are available only from a single source and, in many of our drug applications, only one supplier of raw materials has been identified, even in instances where multiple sources exist.  Some of these products have historically or may in the future account for a significant portion of our revenues, such as Botox®, our Juvederm® dermal filler family of products, Linzess® and Bystolic®.  Any failure by us to forecast demand for, or to maintain an adequate supply of, the raw materials could result in an interruption in the supply of certain products and a decline in sales of that product.  In addition, if our suppliers are unable to meet our manufacturing requirements, we may not be able to produce a sufficient amount of product in a timely manner, which could cause a decline in our sales.  From time to time, certain of our suppliers have experienced regulatory or supply‑related difficulties that have inhibited their ability to deliver raw materials to us, causing supply delays or interruptions.  The availability and prices of raw materials and supplies are subject to volatility and are influenced by worldwide economic conditions, speculative action, world supply and demand balances, inventory levels, availability of substitute materials, currency exchange rates, anticipated or perceived shortages, product contamination, among other factors.  To the extent any difficulties experienced by our suppliers cannot be resolved or extensions of our key supply agreements cannot be negotiated within a reasonable time and on commercially reasonable terms, or if raw materials for a particular product become unavailable from an approved supplier and we are required to qualify a new supplier with the FDA or other regulatory agency, or if we are unable to do so, our profit margins and market share for the affected product could decrease or be eliminated, as well as delay our development and sales and marketing efforts.  Such outcomes could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

The design, development, manufacture and sale of our products involves the risk of product liability and other claims by consumers and other third parties, and insurance against such potential claims is expensive and may be difficult to obtain.

The design, development, manufacture and sale of our products involves an inherent risk of product liability claims and the associated adverse publicity.  For example, the Company is subject to more than 100 legal actions asserting product liability claims relating to the use of Celexa® or Lexapro®.  These cases include claims that Celexa® or Lexapro® caused various birth defects. While we believe there is no merit to these cases, litigation is inherently subject to uncertainties and we may be required to expend substantial amounts in the defense or resolution of certain of these matters.  In addition, consumer groups and certain plaintiffs have alleged that certain uses of Botox®, including “off-label” uses, have caused patient injuries and death and have further failed to adequately warn patients of the risks relating to Botox® use.  From time to time reports related to the quality and safety of breast implant devices are published, including reports that have suggested a possible association between anaplastic large cell lymphoma and breast implants, and such reports may lead to actions being taken by regulatory authorities, such as the National Agency for the Safety of Medicines and Health Products in France.  We regularly monitor the use of our products for trends or increases in reports of adverse events or product complaints, and regularly report such matters to the FDA and other regulatory authorities as applicable.  In some, but not all cases, an increase in adverse event reports may be an indication that there has been a change in a product’s specifications or efficacy.  Such changes could lead to a recall of the product in question or, in some cases, increases in product liability claims related to the product in question.  If the coverage limits for product liability insurance policies are not adequate or if certain of our products are excluded from coverage, a claim brought against us, whether covered by insurance or not, could have a material adverse effect on our business, results of operations, financial condition and cash flows.  We also rely on self‑insurance to cover product liability claims, and these claims may exceed amounts we have reserved under our self‑insurance program.

We are also subject to a variety of other types of claims, proceedings, investigations and litigation initiated by government agencies or third parties.  These include compliance matters, product regulation or safety, taxes, employee benefit plans, employment discrimination, health and safety, environmental, antitrust, customs, import/export, government contract compliance, financial controls or reporting, intellectual property, allegations of misrepresentation, false claims or false statements, commercial claims, claims regarding promotion of our products and services, shareholder derivative suits or other similar matters.  In addition, government investigations related to the use of products, but not the efficacy themselves, may cause reputational harm to the Company.  Negative publicity, whether accurate or inaccurate, about the efficacy, safety or side effects of our products or product categories, whether involving us or a competitor, could materially reduce market acceptance to our products, cause consumers to seek alternatives to our products, result in product withdrawals and cause our stock price to decline.  Negative publicity could also result in an increased number of product liability claims, whether or not these claims have a basis in scientific fact.  Any such claims, proceedings, investigations or litigation, regardless of the merits, might result in substantial costs, restrictions on product use or sales, or otherwise injure our business.

Our business could suffer as a result of manufacturing difficulties or delays.

The manufacture of our products and product candidates requires precise manufacturing process controls, API that conforms to very tight tolerances for specific characteristics and equipment that operates consistently within narrow performance ranges.  Manufacturing complexity, testing requirements, and safety processes combine to increase the overall difficulty of manufacturing these products and resolving manufacturing problems that we may encounter.

Our manufacturing and other processes utilize sophisticated equipment, which sometimes require a significant amount of time to obtain and install.  Our business could suffer if certain manufacturing or other equipment, or a portion or all of our facilities were to become inoperable for a period of time.  This could occur for various reasons, including catastrophic events such as earthquake, monsoon, hurricane or explosion, unexpected equipment failures or delays in obtaining spare parts, contamination by microorganisms or viruses, labor disputes or shortages, contractual disputes with our suppliers and contract manufacturers, as well as construction delays or defects and other events, both within and outside of our control.  Certain products, including Botox®, our Juvederm® dermal filler family of products, Linzess® and Bystolic®, are each manufactured at only one of the Allergan facilities.  Additionally, we expect to continue to rely on our third-party manufacturing partners, such as Teva for Lo Loestrin® and Patheon for Viberzi®, that utilize single manufacturing facilities.  Therefore, a significant disruptive event at certain manufacturing facilities or sites could materially and adversely affect our business and results of operations, as noted with our supply interruption with Ozurdex® in 2018. In the event of a disruption, we may need to build or locate replacement facilities as well as seek and obtain the necessary regulatory approvals for these facilities. Our inability to timely manufacture any of our significant products could have a material adverse effect on our results of operations, financial condition and cash flows.

Manufacturing processes at Allergan-owned facilities and those of our third-party contract manufacturers must undergo a potentially lengthy regulatory approval process by the FDA and/or equivalent agencies in other countries.  It can take longer than five years to build, validate and license a new manufacturing plant and it can take longer than three years to qualify and license a new contract manufacturer.  If regulatory authorities determine that we or our third party contract manufacturers or certain of our third party service providers have violated regulations or if they restrict, suspend or revoke our prior approvals, they could prohibit us from manufacturing our products or conducting clinical trials or selling our marketed products until we or the affected third party contract manufacturers or third party service providers comply, or indefinitely.  Because our third-party contract manufacturers and certain of our third-party service providers are subject to the FDA and foreign regulatory authorities, alternative qualified third-party contract manufacturers and third-party service providers may not be available on a timely basis or at all.  Although we have launched a global manufacturing business continuity program to reduce the potential for manufacturing difficulties or delays and reduce the severity of a disruptive event, under which program manufacturing sites identify and develop temporary workarounds for manufacturing processes that may be disrupted with the aim of reducing the risk and severity of a disruptive event, there is no guarantee that this program will be successful, and if we or our third party contract manufacturers or third party service providers cease or interrupt production or if our third party contract manufacturers and third party service providers fail to supply materials, products or services to us, we may experience delayed shipments, supply constraints, stock outs and/or recalls of our products.

Our business could suffer as a result of failure of our R&D program or the failure of our product pipeline to produce successful products.

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

In the United States, many of our products are reimbursed under federal and state health care programs such as Medicaid, Medicare, TriCare, and/or state pharmaceutical assistance programs, and as a result, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business.  We are subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business.  The laws that may affect our ability to operate include, but are not limited to:  (i) the U.S. Anti‑Kickback Statute, which applies to our marketing and research practices, educational programs, pricing policies and relationships with healthcare providers or other entities, by prohibiting, among other things, soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, either the referral of an individual or the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs; (ii) federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third‑party payers that are false or fraudulent; (iii) the U.S. Health Insurance Portability and Accountability Act of 1996, (“HIPAA”), which among other things created federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters, and HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information and places restrictions on the use of such information for marketing communications; (iv) the U.S. Physician Payments Sunshine Act, which among other things, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under a federal healthcare program to report annually information related to “payments or other transfers of value” made to physicians and teaching hospitals, and ownership and investment interests held by certain healthcare professionals and their immediate family members and similar state laws; (v) the government pricing rules applicable to the Medicaid, Medicare Part B, 340B Drug Pricing Program, the U.S. Department of Veterans Affairs program, the TriCare program, and state price reporting laws; and (vi) state and foreign law equivalents of each of the above U.S. laws, such as anti‑kickback and false claims laws which may apply to items or services reimbursed by any third‑party payer, including commercial insurers, and state (e.g., the California Consumer Privacy Act of 2018 or “CCPA”) and foreign laws (e.g., the EU General Data Protection Regulation or “GDPR”) governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.  Violations of the fraud and abuse and privacy laws may result in severe penalties against Allergan and/or its responsible employees, including jail sentences, large fines, and the exclusion of our products from reimbursement under federal and state programs.  Defense of litigation claims and government investigations can be costly, time‑consuming, and distract management, and it is possible that Allergan could incur judgments or enter into settlements that would require us to change the way we operate our business.  We are committed to conducting the sales and marketing of our products in compliance with the healthcare fraud and abuse and privacy laws, but certain applicable laws may impose liability even in the absence of specific intent to defraud or misuse health information.  Furthermore, should there be ambiguity, a governmental authority may take a position contrary to a position we have taken, or should an employee violate these laws without our knowledge, a governmental authority may impose civil and/or criminal sanctions.

Any adverse outcome in these types of actions, or the imposition of penalties or sanctions for failing to comply with the fraud and abuse and privacy laws, could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows.  Some of the statutes and regulations that govern our activities, such as federal and state anti‑kickback and false claims and privacy laws, are broad in scope, and while exemptions and safe harbors protecting certain common activities exist, they are often narrowly drawn.  While we manage our business activities to comply with these statutory provisions, due to their breadth, complexity and, in certain cases, uncertainty of application, it is possible that our activities could be subject to challenge by various government agencies.  In particular, the FDA, the U.S. Department of Justice and other agencies are engaged in enforcement activities with respect to the sales, marketing, research and similar activities of pharmaceutical companies, and many pharmaceutical companies have been subject to government investigations related to these practices.  A determination that we are in violation of these and/or other government regulations and legal requirements may result in civil damages and penalties, criminal fines and prosecution, administrative remedies, the recall of products, the total or partial suspension of manufacture and/or distribution, seizure of products, injunctions, whistleblower lawsuits, failure to obtain approval of pending product applications, withdrawal of existing product approvals, exclusion from participation in government healthcare programs and other sanctions.

Allergan is also currently responding to subpoenas seeking information relating to its sales and marketing activities, including payments to people who are in a position to recommend drugs and “off‑label” promotion and the Company is defending litigations based on similar allegations.  Refer to Legal Matters in “NOTE 25 — Commitments and Contingencies” in the accompanying “Notes to the Consolidated Financial Statements” for more information.  We cannot predict or determine the impact of these inquiries on our future financial condition or results of operations.  These investigations and any other threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could be used productively on other aspects of our business.

Additionally, the Company has been named as a defendant in over 1,000 matters relating to the promotion and sale of prescription opioid pain relievers and additional suits may be filed. Refer to Legal Matters in “NOTE 25 — Commitments and Contingencies” in the accompanying “Notes to the Consolidated Financial Statements” for more information.  We cannot predict or determine the impact of these suits on our future financial condition or results of operations.  These suits and any other threatened or actual suits could also generate adverse publicity and require that we devote substantial resources that could be used productively on other aspects of our business.

Any of these types of investigations, suits, or enforcement actions could affect our ability to commercially distribute our products and could materially and adversely affect our business, financial condition, results of operations and cash flows.

Changes in privacy and data protection laws and regulations, particularly in Europe and California, or any failure to comply with such laws and regulations, could adversely affect our business and financial results.

We are subject to a variety of continuously evolving and developing laws and regulations globally regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. Significant uncertainty exists as privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. These laws apply to our uses of personal data, transfers of information among our affiliates, as well as to transactions we enter into with third party vendors. For example, the European Union adopted the GDPR, which became effective in May 2018, and California has enacted the CCPA, a broad state privacy law, that mandates compliance by 2020.  Both the GDPR and the CCPA require companies to satisfy requirements regarding the handling of personal and sensitive data, including its use, protection and the ability of persons whose data is stored to access and/or delete some types of data about themselves. Failure to comply with these laws could have a material adverse impact on our financial results. Additionally, complying with the enhanced obligations imposed by the GDPR and CCPA may result in significant costs to our business and require us to revise certain of our business practices. In addition, legislators and regulators globally are proposing new and more robust cybersecurity rules in light of the recent broad-based cyberattacks at a number of companies.

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

All pharmaceutical companies, including Allergan, are subject to extensive, complex, costly and evolving government regulation.  For the U.S., this is principally administered by the FDA, but is also administered by the DEA and state government agencies, as well as by varying regulatory agencies in foreign countries where products or product candidates are being manufactured and/or marketed.  The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations, and similar foreign statutes and regulations, govern or influence the development, testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale, distribution and import/ export of our drugs and medical devices.  Foreign regulatory authorities impose similar requirements focused on drug safety and effectiveness.  Obtaining and maintaining regulatory approval has been and will continue to be increasingly difficult, time‑consuming and costly.  In addition, changes in applicable federal, state and foreign laws and regulations or the implementation of new laws and regulations could affect our ability to obtain or maintain approval of our products and could have a material adverse effect on the Company’s business.  There is currently the potential for regulatory changes adverse to our business due to recent uncertainty related to the direction of U.S. regulatory policy related to the pharmaceutical industry.

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

Under these statutes and regulations, we are subject to periodic inspection of our facilities, procedures and operations and/or the testing of our products by the FDA and similar ex‑U.S. authorities, the DEA and other authorities, which conduct periodic inspections to confirm that we are in compliance with all applicable requirements.  In addition, the FDA and foreign regulatory agencies conduct pre‑approval and post‑approval reviews and plant inspections to determine whether our systems and processes are in compliance with cGMP, quality systems regulations and other applicable regulations.  Following such inspections, the FDA or other agency may issue observations, notices, citations and/or warning letters that could cause us to modify certain activities identified during the inspection.  FDA guidelines specify that a warning letter is issued only for violations of “regulatory significance” for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action.  We are also required to report adverse events associated with our products to the FDA and other regulatory authorities.  Unexpected or serious health or safety concerns could result in product liability claims, labeling changes, recalls, market withdrawals or other regulatory actions, including withdrawal of product approvals.  Adverse events and safety concerns can arise as our product candidates are evaluated in clinical trials or as our marketed products are used in clinical practice.  We are required to communicate to regulatory agencies adverse events reported to us regarding our products.

We cannot assure that the FDA inspections at any of our manufacturing sites will not result in inspectional observations at such sites, that approval or clearance of any of the pending or subsequently submitted NDAs or supplements to such applications, 510(k)s or PMAs by Allergan plc or our subsidiaries will be granted or that the FDA will not seek to impose additional sanctions against Allergan plc or any of its subsidiaries.  The range of possible sanctions includes, among others, FDA issuance of product recalls or seizures, fines, total or partial suspension of production and/or distribution, suspension of the FDA’s review of product applications, enforcement actions, injunctions, and civil or criminal prosecution.  Any such sanctions, if imposed, could have a material adverse effect on our business, operating results, financial condition and cash flows.  Under certain circumstances, the FDA also has the authority to revoke previously granted product approvals.  Similar sanctions as detailed above may be available to the FDA under a consent decree, depending upon the actual terms of such decree.  Although we have instituted internal compliance programs, if these programs do not meet regulatory agency standards or if compliance is deemed deficient in any significant way, it could materially harm our business.  Certain of our vendors are subject to similar regulation and periodic inspections and may be operating under consent decrees.

In order to market our products in the United States and other jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements required for approval as well as maintaining registrations post-approval in every country where our products are approved.  The process for obtaining governmental clearance or approval to manufacture and market pharmaceutical products and medical devices is rigorous, time‑consuming, uncertain and costly, and we cannot predict the extent to which we may be affected by legislative and regulatory requirement changes.  We are dependent on receiving FDA and other governmental or third‑party approvals prior to manufacturing, marketing and distributing our products.  There is always the chance that we will not obtain FDA or other necessary approvals, or that the rate, timing and cost of obtaining such approvals, will adversely affect our product introduction plans or impact operations.  Additionally, any regulatory approvals we receive may be subject to limitations on the approved indicated uses for which the product may be marketed or the conditions of approval may require costly additional studies and additional safety surveillance of the product.  We may only market or promote our products for their approved indications, and our labeling, promotional activities and advertising are subject to extensive regulation and oversight.  We carry inventories of certain product(s) in anticipation of launch, and if such product(s) are not subsequently launched, we may be required to write‑off the related inventory.

Our customers are subject to various regulatory requirements, including requirements of the DEA, FDA, state boards of pharmacy and city and county health regulators, among others.  These include licensing, registration, recordkeeping, security and reporting requirements. Additionally, although physicians may prescribe FDA approved products for an “off label” indication, we are permitted to market our products only for the indications for which they have been approved.  Some of our products are prescribed “off label” and the FDA, the U.S. Department of Justice, the U.S. Attorney or other regulatory authorities could take enforcement actions if they conclude that we or our distributors have engaged in “off label” marketing.  In addition, historically a number of states and the federal government have enforced licensing and anti-counterfeit drug pedigree laws which require the tracking of all transactions involving prescription drugs beginning with the manufacturer, through the supply chain, and down to the pharmacy or other health care provider dispensing or administering prescription drug products.  Therefore, manufacturers and wholesale distributors have been required to maintain records documenting the chain of custody on distribution of prescription drugs.  On November 27, 2013, the federal government enacted the Drug Quality and Security Act (“DQSA”) amending federal requirements in regard to the licensing and tracking of prescription drugs.  Certain provisions in the law related to licensing and tracking and tracing specifically preempted prior state laws related to drug pedigrees that are inconsistent, more stringent, or in addition to the federal law.  Specifically, Title II of the DQSA, also known as the Drug Supply Chain Security Act (“DSCSA”), provides for creation of an electronic, interoperable system to identify and trace certain prescription drugs as they are distributed in the United States.   These amendments include requirements on licensing, tracking and tracing and other operations applicable to manufacturers and wholesale distributors of prescription drug products.  The full requirements of the DSCSA are being phased in over a ten-year period; however, in January 2015, specific product tracing requirements for manufacturers, wholesalers, repackagers and dispensers (e.g., pharmacies) of prescription drugs became effective.  Also, as of January 2015, the DSCSA required manufacturers and wholesale distributors to implement systems to identify potential “suspect” or “illegitimate” product, and take appropriate action.  The DSCSA also addresses product tracing using unique product identifiers on packaging, which requirement became effective for drug manufacturers on November 27, 2017.  FDA began enforcement of the law requiring product identifiers on November 27, 2018, for products packaged after that date after having exercised a year of enforcement discretion.  The DSCSA also sets forth requirements for the interoperable, electronic tracing of products, which are intended to take effect ten years after enactment of the DSCSA, or in 2023.

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

The supply of APIs into Europe may be negatively affected by regulations promulgated by the European Union.

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

As part of the Medicare Prescription Drug and Modernization Act of 2003, companies are required to file with the FTC and the Department of Justice certain types of agreements entered into between branded and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of branded drugs.  This requirement, as well as legislation pending in the U.S. Congress related to settlements between brand and generic drug manufacturers, could affect the manner in which brand drug manufacturers resolve intellectual property litigation and other disputes with generic pharmaceutical companies and could result generally in an increase or lengthening of litigation against pharmaceutical companies or additional investigations or proceedings by the FTC or other governmental authorities.  The impact of this requirement, the pending legislation and the potential private‑party lawsuits associated with arrangements between brand and generic drug manufacturers, is uncertain and could adversely affect our business.  For example, in April 2013, class actions were filed against certain subsidiaries of the Company alleging that certain 2009 patent lawsuit settlements with Watson Laboratories, Inc. and Lupin Pharmaceuticals, Inc. related to Loestrin® 24 Fe (norethindrone acetate/ethinyl estradiol tablets and ferrous fumarate tablets, “Loestrin® 24”) are unlawful.  The complaints generally allege that Watson and Lupin improperly delayed launching generic versions of Loestrin® 24 in exchange for substantial payments from Warner Chilcott plc in violation of federal and state antitrust and consumer protection laws.  Similar lawsuits have been filed against the Company challenging the lawfulness of patent litigation settlements related to Asacol® and Namenda®.  We have also received requests for information and Statements of Objection in connection with investigations into settlements and other arrangements between competing pharmaceutical companies by the Federal Trade Commission and the European Competition Commission.  For example, in May 2014, Forest received a Civil Investigatory Demand from the FTC requesting information about Forest’s agreements with ANDA filers for Bystolic®.  Any adverse outcome of these actions or investigations, or actions or investigations related to other settlements we have entered into, could have a material adverse effect on our business, results of operations, financial condition and cash flows.  Refer to Legal Matters in “NOTE 25 — Commitments and Contingencies” in the accompanying “Notes to the Consolidated Financial Statements.”

Healthcare reform and a reduction in the coverage and reimbursement levels by governmental authorities, HMOs, MCOs or other third‑party payers may adversely affect our business.

Demand for our products depends in part on the extent to which coverage and reimbursement is available from third‑party payers, such as the Medicare and Medicaid programs and private payors.  In order to commercialize our products, we have obtained from government authorities and private health insurers and other organizations, such as HMOs and MCOs, recognition for coverage and reimbursement at varying levels for the cost of certain of our products and related treatments.  Third‑party payers and government entities increasingly continue to challenge the prices of pharmaceutical products.  Further, the trend toward managed healthcare in the U.S., the growth of organizations such as HMOs and MCOs, and legislative and regulatory proposals to reform healthcare and government insurance programs create uncertainties regarding the future levels of coverage and reimbursement for pharmaceutical products.  For example, the Trump Administration recently proposed a rule that would redefine the way Medicare Part B providers are paid for physician-administered drugs (to be based, in part, on international reference pricing).  Such cost containment measures and healthcare reform could reduce reimbursement of our pharmaceutical products, resulting in lower prices and a reduction in the product demand.  This could affect our ability to sell our products and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Although the ACA reforms have significantly impacted our business, in the coming years, it is likely that additional changes will be made to governmental healthcare and insurance reimbursement programs. On January 20, 2017, President Donald Trump signed an executive order, which stated that it is the policy of his Administration to seek the prompt repeal of the ACA and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the ACA to the maximum extent permitted by law.  In addition, a federal court in Texas ruled in December 2018 that the ACA is unconstitutional.  That decision currently is being appealed and may result in an opinion by appellate courts, including potentially the Supreme Court of the United States, on the constitutionality of the ACA as revised.  We cannot predict the ultimate content, timing, or effect of any such reform activities, litigation, or court decisions on our business.  Additionally, the pricing and reimbursement of pharmaceutical products continues to receive significant attention from U.S. policymakers, the Trump Administration, and others. For example, on January 31, 2019, the Department of Health and Human Services issued a proposed rule that removes from existing anti-kickback statute safe harbor protection certain reductions in price paid by pharmaceutical manufacturers to Medicare Part D plan sponsors, Medicaid MCOs, and those entities’ pharmacy benefit managers (“PBMs”) and adds two new safe harbors that protect certain point-of-sale price reductions by pharmaceutical manufacturers as well as certain service fee payments from pharmaceutical manufacturer to PBMs.  At this time, we cannot predict the impact of this increased scrutiny on the pricing or reimbursement of our products or pharmaceutical products generally.

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

Developments after a product reaches the market may adversely affect sales of our products.

Even after regulatory approval, certain developments may decrease demand for our products, including the following:

•	the re‑review of products that are already marketed;
•	new scientific information and evolution of scientific theories;
•	the recall or loss of marketing approval of products that are already marketed;
•	changing standards from government, regulatory or supervisory authorities or public expectations regarding safety, efficacy or labeling changes; and
•	greater scrutiny in advertising and promotion.

In the past, clinical trials, government, regulatory or other supervisory review and/or post‑marketing surveillance of certain marketed drugs of the Company and of competitors within the industry have raised concerns that have led to recalls, withdrawals or adverse labeling of marketed products, including the recent recall of our Ozurdex® product.  If previously unknown side effects are discovered or if there is an increase in negative publicity regarding known side effects of any of our products, it could significantly reduce demand for the product or require us to take actions that could negatively affect sales, including removing the product from the market, restricting its distribution or applying for labeling changes.

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

We will need to successfully integrate the operations of acquired businesses with our business operations. As a result of recent and future or pending acquisitions, we have undergone substantial changes in a short period of time and our business has changed and broadened in size and the scope of products we offer.  Integrating the operations of multiple new businesses with that of our own is a complex, costly and time‑consuming process, which requires significant management attention and resources to integrate the business practice and operations.  The integration process may disrupt the businesses and, if implemented ineffectively, would preclude realization of the full benefits expected by us.  Our failure to meet the challenges involved in integrating the businesses in order to realize the anticipated benefits of the acquisitions could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations.  Prior to each acquisition, the acquired business operated independently, with its own business, corporate culture, locations, employees and systems.  There may be substantial difficulties, costs and delays involved in any integration of other businesses with that of our own.

These may include:

•	distracting management from day‑to‑day operations;
•	potential incompatibility of corporate cultures;
•	an inability to achieve synergies as planned;
•	risks associated with the assumption of contingent or other liabilities of acquisition targets;
•	adverse effects on existing business relationships with suppliers or customers;
•	inheriting and uncovering previously unknown issues, problems and costs from the acquired company;
•	delays between our expenditures to acquire new products, technologies or businesses and the generation of revenues from those acquired products, technologies or businesses;
•	realization of assets and settlement of liabilities at amounts equal to estimated fair value as of the acquisition date of any acquisition or disposition;
•	revenue recognition related to licensing agreements and/or strategic collaborations;
•	loss of key employees of the acquired business, including because such employees have become employed by our competitors;
•	overlap between our products or customers and the companies that we acquire that may create conflicts in relationships or other commitments detrimental to the integrated businesses;
•	costs and delays in implementing common systems and procedures (including technology, compliance programs, financial systems, distribution and general business operations, among others); and
•	increased difficulties in managing our business due to the addition of international locations.

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

We have made substantial investments in joint ventures and other collaborations, including our collaborations for Linzess® and LCA10, and may use these and other methods to develop or commercialize products in the future.  These arrangements typically involve other pharmaceutical companies as partners that may be competitors of ours in certain markets.  In many instances, we will not control these joint ventures or collaborations or the commercial exploitation of the licensed products, and cannot assure you that these ventures will be profitable.  Joint venture or collaboration agreements may place limitations or restrictions on marketing our products.  Any such marketing restrictions could affect future revenues and have a material adverse effect on our operations.  Our results of operations may suffer if existing joint venture or collaboration partners withdraw, or if these products are not timely developed, approved or successfully commercialized and we cannot guarantee the successful outcome of such efforts, nor that they will result in any intellectual property rights or products that inure to our benefit.

We have incurred significant transaction, integration and restructuring costs in connection with recent transactions, including our acquisitions of Zeltiq, LifeCell, and the sale of our generics business and certain other assets to Teva.

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

If we are unable to meet our debt service obligations and other financial obligations such as planned dividends, we could be forced to restructure or refinance our indebtedness and other financial transactions, seek additional equity capital or sell our assets.  We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms, if at all.  Any refinancing of our indebtedness could be at significantly higher interest rates, and/or incur significant transaction fees.  Refer to “NOTE 17 — Long-Term Debt and Capital Leases” for a detailed discussion of our outstanding indebtedness.

Significant balances of intangible assets, including product rights and goodwill acquired, are subject to impairment testing and may result in impairment charges, which will adversely affect our results of operations and financial condition.

A significant amount of our total assets is related to acquired intangibles and goodwill.  As of December 31, 2018, the carrying value of our product rights and other intangible assets was $43,695.4 million and the carrying value of our goodwill was $45,913.3 million.

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

Goodwill and our IPR&D intangible assets are tested for impairment annually, or when events occur or circumstances change that could potentially reduce the fair value of the reporting unit or intangible asset.  Impairment testing compares the fair value of the reporting unit or intangible asset to its carrying amount.  A goodwill or IPR&D impairment, if any, would be recorded in operating income and could have a material adverse effect on our results of operations and financial condition.  For example, Allergan recorded a $2,841.1 million goodwill impairment relating to its General Medicine Reporting Unit in the twelve months ended December 31, 2018.

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

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent upon information technology systems, devices, infrastructure and data.  This digital information includes, but is not limited to, confidential and proprietary information as well as personal information regarding our customers and employees.  We also rely to a large extent upon sophisticated information technology systems to operate our businesses. Data maintained in digital form is subject to the risk of intrusion, exposure, tampering and theft.  Cyber-attacks are increasing in frequency, sophistication and intensity.  Such attacks are made by groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation-states and others.  Cyber attacks could include the deployment of harmful malware, denial of service attacks, worms, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability.  We have established physical, electronic, and organizational measures to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for the processing, transmission and storage of digital information.  However, the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly more sophisticated.  While we continue to build and improve our systems and infrastructure and believe we have taken appropriate security measures to reduce these risks to our information technology systems, devices, infrastructure and data, the possibility of a future data compromise cannot be eliminated entirely, and risks associated with intrusion, exposure, tampering, and theft remain.  Although the aggregate impact on our operations and financial condition has not been material to date, we have been the target of events of this nature and expect them to continue.  We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems. Data privacy or security breaches by employees or others may pose a risk that data, including intellectual property or personal information, may be exposed to unauthorized individuals or to the public.  In addition, we also have outsourced significant elements of our operations to third parties, including significant elements of our information technology infrastructure and, as a result, we are managing many independent vendor relationships with third parties who may or could have access to our confidential information, because we provide confidential, proprietary and personal information to third parties when it is necessary to pursue our business objectives.  While we obtain assurances that these third parties will protect this information and, where appropriate, monitor the protections employed by these third parties, there is a risk the confidentiality of data held by third parties may be compromised.  If our data systems are compromised, our business operations may be impaired, we may lose profitable opportunities, or the value of those opportunities may be diminished, and we may lose revenue because of unlicensed use of our intellectual property.  If personal information of our customers or employees is misappropriated, our reputation with our customers and employees may be injured resulting in loss of business and/or morale, and we may incur costs to remediate possible injury to our customers and employees or be required to pay fines or take other action with respect to judicial or regulatory actions arising out of such incidents.

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

We operate on a global basis with offices or activities in Europe, Africa, Asia, South America, Australia and North America.  We face several risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to our international operations.  These laws and regulations include data privacy requirements, including GDPR; advertising and promotion laws both for pharmaceutical and medical device products; labor relations laws; tax laws; competition regulations; import and trade restrictions; economic sanctions; export requirements; U.S. laws such as the Foreign Corrupt Practices Act; the UK Bribery Act 2010; and other local laws that prohibit corrupt payments to governmental officials or certain payments or remunerations to customers.  Given the high level of complexity of these laws there is a risk that some provisions may be breached by us, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements, or otherwise.  Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business.  Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results.  Our success depends, in part, on our ability to anticipate these risks and manage these challenges.  Further, certain of our employees, including employees located in certain jurisdictions in Canada, Europe and Asia, are represented by collective bargaining or other labor agreements or arrangements that provide bargaining or other rights to employees.  Such employment rights require us to expend greater time and expense in making changes to employees’ terms of employment or carrying out staff reductions.  In addition, any national or other labor disputes in these regions could result in a work stoppage or strike by our employees that could delay or interrupt our ability to supply products and conduct operations.  Due to the nature of these collective bargaining agreements, we will have no control over such work stoppages or strikes by such employees, and a strike may occur even if the employees do not have any grievances against us.  Any interruption in manufacturing or operations could interfere with our business and could have a material adverse effect on our revenues.

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

•	difficulties associated with compliance with a variety of laws and regulations governing international trade, including the Foreign Corrupt Practices Act;
•	difficulties protecting or procuring intellectual property rights;
•	illegal diversions of our products and/or counterfeiting of our products; and
•	fluctuations in foreign currency exchange rates.

These factors or any combination of these factors could have a material adverse effect on our results of operations and financial condition.

The U.S. government shutdown and lapse in appropriations could adversely affect our business.

The U.S. federal government began a partial government shut down due to a lapse in appropriations on December 22, 2018, which continued until January 25, 2019.  If there is a future lapse in appropriation or similar government shutdown the FDA may be unable to accept new regulatory submissions, including NDAs.  Delay in submisisons of NDAs and other regulatory submissions to the FDA could delay approvals of our products and adversely affect our business.

The United Kingdom’s impending departure from the European Union could adversely affect our business and financial results.

The United Kingdom held a referendum on June 23, 2016 in which a majority of voters voted to exit the European Union (“Brexit”) and on March 29, 2017, the United Kingdom submitted a formal notification of its intention to withdraw from the European Union pursuant to Article 50 of the Treaty of Lisbon. The United Kingdom has a period of a maximum of two years from the date of its formal notification (such period ending on March 29, 2019, unless an extension is agreed) to negotiate the terms of its withdrawal from, and future relationship with, the European Union, including the terms of trade between the United Kingdom and the European Union and potentially other countries. If no formal withdrawal agreement is reached between the United Kingdom and the European

Union, then it is expected the United Kingdom’s membership of the European Union will automatically terminate two years after the submission of the notification of the United Kingdom’s intention to withdraw from the European Union, unless all remaining member states unanimously consent to an extension of this period. Discussions between the United Kingdom and the European Union focused on finalizing withdrawal issues and transition agreements are ongoing. However, limited progress to date in these negotiations and ongoing uncertainty within the UK Government and Parliament increases the possibility of the United Kingdom leaving the European Union on March 29, 2019 without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the euro. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. Any of these effects of Brexit, and others we cannot anticipate, could negatively affect our business and financial results.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”), was enacted into law by President Trump. The TCJA makes significant changes to the U.S. taxation of our domestic and international operations. The TCJA contains a number of provisions that may adversely impact our effective tax rate or operating cash flows going forward, including:

•	The limitation on the amount of interest expense deduction available to our U.S. subsidiaries to the extent we are unable to absorb any unused interest deductions over time;
•	The “Base Erosion Anti-Abuse Tax,” which requires our U.S. subsidiaries to make an alternative determination of taxable income without regard to tax deductions for certain payments to affiliates.

Many countries in Europe where we conduct business have proposed or recently enacted changes to existing tax laws in order to limit base erosion and profit shifting. These changes could impact our effective tax rate or future tax obligations.  The European Commission has conducted investigations in multiple countries focusing on whether local country tax rulings or tax legislation provides preferential tax treatment that violates European Union state aid rules. If the Company’s effective tax rates were to increase, or if the ultimate determination of the Company’s taxes owed is for an amount in excess of amounts previously accrued, the Company’s operating results, cash flows and financial condition could be adversely affected.

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

Even if Allergan is respected as a foreign corporation for U.S. federal tax purposes, Allergan might be adversely impacted by recent proposals that have aimed to make other changes in the taxation of multinational corporations. For example, the Organization for Economic Cooperation and Development has created an agreed set of international rules for fighting base erosion and profit shifting. As a result, the tax laws in the United States, Ireland and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect Allergan and its affiliates (including Allergan Inc. (“Legacy Allergan”) and its affiliates).

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

Under Irish law, our authorized share capital can be increased by an ordinary resolution of our shareholders and the directors may issue new ordinary or preferred shares up to a maximum amount equal to the authorized but unissued share capital, without shareholder approval, once authorized to do so by our articles of association or by an ordinary resolution of our shareholders.  Additionally, subject to specified exceptions, Irish law grants statutory preemption rights to existing shareholders where shares are being issued for cash consideration but allows shareholders to disapply such statutory preemption rights either in our articles of association or by way of special resolution. Such disapplication can either be generally applicable or be in respect of a particular allotment of shares.  Accordingly, our articles of association contain, as permitted by Irish company law, provisions authorizing the board to issue new shares, and to disapply statutory preemption rights.  The authorization of the directors to issue shares and the disapplication of statutory preemption rights is subject to approval by our shareholders annually, and we cannot provide any assurance that these authorizations will always be approved, which could limit our ability to issue equity and thereby adversely affect the holders of our securities.

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

Transfers of our ordinary shares effected by means of the transfer of book entry interests in DTC will not be subject to Irish stamp duty.  However, if you hold your ordinary shares directly rather than beneficially through DTC, any transfer of your ordinary shares could be subject to Irish stamp duty (currently at the rate of 1% of the higher of the price paid or the market value of the shares acquired).  Payment of Irish stamp duty is generally a legal obligation of the transferee. Transfers of preference shares, including our mandatory convertible preferred shares, may also be subject to Irish stamp duty at the same rate.  The potential for stamp duty could adversely affect the price of your shares.

In certain limited circumstances, dividends we pay may be subject to Irish dividend withholding tax.

In certain limited circumstances, dividend withholding tax (currently at a rate of 20%) may arise in respect of any dividends paid on our ordinary shares.  A number of exemptions from dividend withholding tax exist such that shareholders resident in the U.S. and shareholders resident in certain countries may be entitled to exemptions from dividend withholding tax.

Shareholders resident in the U.S. that hold their shares through DTC will not be subject to dividend withholding tax provided the addresses of the beneficial owners of such shares in the records of the brokers holding such shares are recorded as being in the U.S. (and such brokers have further transmitted the relevant information to a qualifying intermediary appointed by us).  U.S. resident shareholders in Allergan that hold their shares outside of DTC and shareholders resident in certain other countries (irrespective of whether they hold their shares through DTC or outside DTC) will not be subject to dividend withholding tax provided the beneficial owners of such shares have furnished completed and valid dividend withholding tax forms or an IRS Form 6166, as appropriate, to our transfer agent or their brokers (and such brokers have further transmitted the relevant information to our transfer agent).  However, other shareholders may be subject to dividend withholding tax, which could adversely affect the price of your shares.

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

Irish capital acquisitions tax (“CAT”) could apply to a gift or inheritance of ordinary shares, irrespective of the place of residence, ordinary residence or domicile of the parties.  This is because Company Ordinary Shares are regarded as property situated in Ireland.  The person who receives the gift or inheritance has primary liability for CAT.  Gifts and inheritances passing between spouses are exempt from CAT.  Children have a tax-free threshold of €320,000 in respect of taxable gifts or inheritances received from their parents.  Certain other tax-free thresholds may also apply.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2.	PROPERTIES

We conduct our operations using a combination of owned and leased properties.

Our owned and leased properties consist of facilities used for R&D, manufacturing, distribution (including warehousing and storage), sales and marketing and administrative functions and relate to our US Specialized Therapeutics, US General Medicine and International segments. The following table provides a summary of locations for our significant owned and leased properties as of December 31, 2018:

Location	Primary Use	Leased / Owned
Austin, TX, USA	Administration	Leased
Branchburg, NJ, USA	Manufacturing	Leased
Bridgewater, NJ, USA	R&D	Leased
Campbell, CA, USA	Manufacturing	Owned
Cincinnati, OH, USA	Manufacturing	Owned
Clonshaugh, Ireland	Manufacturing	Owned
Dublin, CA, USA	Manufacturing	Leased
Galway, Ireland	Manufacturing	Leased
Guarulhos, Brazil	Manufacturing	Owned
Heredia, Costa Rica	Manufacturing	Owned
Houston, TX, USA	Manufacturing	Owned
Irvine, CA, USA	R&D	Owned
Liege, Belgium	Manufacturing	Leased
Liverpool, United Kingdom	R&D	Leased
Madison, NJ, USA	Administration	Leased
Marlow, UK	Administration	Leased
Pleasanton, CA, USA	Administration	Leased
Pringy, France	Manufacturing	Owned
Sunrise, FL, USA	R&D	Leased
Waco, TX, USA	Manufacturing	Owned
Westport, Ireland	Manufacturing	Owned

Our leased properties are subject to various lease terms and expirations.

We believe that we have sufficient facilities to conduct our operations during 2019. However, we continue to evaluate the purchase or lease of additional properties, or the consolidation of existing properties, as our business requires.

ITEM 3.	LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to Legal Matters in “NOTE 25 — Commitments and Contingencies” in the accompanying “Notes to the Consolidated Financial Statements” in this Annual Report.

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

Market for Registrant’s Common Equity

Allergan plc Ordinary Shares are traded on the New York Stock Exchange under the symbol “AGN.” The following table sets forth the quarterly high and low closing share trading price information for the periods indicated:

Year Ended December 31, 2018	High	Low
First	$188.15	$144.02
Second	$175.19	$143.80
Third	$192.51	$167.21
Fourth	$193.46	$129.82

Year Ended December 31, 2017	High	Low
First	$249.32	$210.80
Second	$248.91	$218.73
Third	$256.15	$202.66
Fourth	$210.98	$163.58

As of February 8, 2019, there were approximately 3,176 registered holders of Allergan plc’s Ordinary Shares.

We have paid cash dividends on ordinary shares quarterly beginning with the 2017 fiscal year.

The Company paid a quarterly dividend on shares of its mandatory convertible preferred shares, which were converted to ordinary shares on March 1, 2018.

Warner Chilcott Limited is a wholly-owned subsidiary of Allergan and has no publicly traded equity securities.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2018, we repurchased 32,168 of Allergan plc’s Ordinary Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and directors.  On July 26, 2018, the Company’s Board of Directors approved a $2.0 billion share repurchase program, of which we repurchased $1,200.2 million of our Ordinary Shares in the year ended December 31, 2018.

On January 29, 2019, the Company announced that its Board of Directors approved a separate $2.0 billion share repurchase program.

Period	Total Number of Shares Purchased	Total Number of Shares Purchased to Satisfy Tax Withholdings	Average Price Paid per Share	Total Number of Shares Purchased as Part of Share Repurchase Program	Average Price Paid per Share as Part of Share Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program ($ in millions)
October 1 - 31, 2018	399,200	3,249	$179.91	395,951	$159.40	$1,486.9
November 1 - 30, 2018	3,301,163	2,303	$162.78	3,298,860	$162.82	$949.8
December 1 - 31, 2018	1,154,562	26,616	$134.05	1,127,946	$132.99	$799.8
October 1 - December 31, 2018	4,854,925	32,168	$140.74	4,822,757	$155.56

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under equity compensation plans, refer to “ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” and “NOTE 20 — Shareholders’ Equity” in the accompanying “Notes to the Consolidated Financial Statements” in this Annual Report.

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

The following graph compares the cumulative 5-year total return of holders of Allergan plc’s Ordinary Shares (formerly Class A common shares of Actavis plc) with the cumulative total returns of the S&P 500 index and the Dow Jones U.S. Pharmaceuticals index. The graph tracks the performance of a $100 investment in our Ordinary Shares and in each of the indexes (with reinvestment of all dividends, if any) on December 31, 2013 with relative performance tracked through December 31, 2018.

	12/13	12/14	12/15	12/16	12/17	12/18
Allergan plc	$100.00	$153.22	$186.01	$125.01	$98.65	$82.00
S&P 500	$100.00	$113.69	$115.26	$129.05	$157.22	$150.33
Dow Jones US Pharmaceuticals	$100.00	$121.41	$128.94	$126.14	$141.33	$153.17

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data. The selected consolidated financial data as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017, and 2016 presented in this table have been derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report. The selected consolidated financial data as of December 31, 2016, 2015, and 2014 and for the years ended December 31, 2015 and 2014 presented in this table are derived from our audited consolidated financial statements and related notes which are not included in this Annual Report.

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

ALLERGAN PLC

FINANCIAL HIGHLIGHTS

($ in millions, except per share amounts)

	Years Ended December 31,
	2018(1)(2)(3)	2017(4)(5)(6)(7)	2016(10)(11)(12)	2015(11)(12)(14)	2014(11)(12)(15)
Operating Highlights:
Net revenues	$15,787.4	$15,940.7	$14,570.6	$12,688.1	$4,676.5
Net (loss) from continuing operations, net of tax	(5,086.2)	(3,716.0)	(935.0)	(2,941.6)	(2,484.6)
Net (loss) / income attributable to ordinary shareholders	(5,142.8)	(4,403.9)	14,695.0	3,683.2	(1,630.5)
Basic (loss) / earnings per share from continuing operations	$(15.26)	$(11.99)	$(3.17)	$(8.64)	$(11.31)
Diluted (loss) / earnings per share from continuing operations	$(15.26)	$(11.99)	$(3.17)	$(8.64)	$(11.31)
Basic (loss) / earnings per share	$(15.26)	$(13.19)	$38.18	$10.01	$(7.42)
Diluted (loss) / earnings per share	$(15.26)	$(13.19)	$38.18	$10.01	$(7.42)
Weighted average ordinary shares outstanding:
Basic	337.0	333.8	384.9	367.8	219.7
Diluted	337.0	333.8	384.9	367.8	219.7

	At December 31,
	2018(1)(2)(3)	2017(4)(5)(6)(7)	2016(8)(9)(10)(11)(12)	2015(11)(12)(13)(14)	2014(11)(12)(15)
Balance Sheet Highlights:
Total assets	$101,787.6	$118,341.9	$128,986.3	$135,583.3	$52,758.0
Total debt and capital leases	23,797.7	30,075.3	32,768.7	42,530.4	15,531.1
Total equity	65,131.0	73,837.1	76,200.5	76,589.3	28,335.5
(1)

In the year ended December 31, 2018, the Company recorded impairment charges relating to its General Medicine Reporting Unit goodwill of $2.8 billion, an impairment of $771.7 million as a result of holding its Anti-Infectives business for sale, currently marketed intangibles assets of $1,831.4 million, including its Kybella®/Belkyra® asset of $1,643.8 million and IPR&D assets of $804.6 million, including $522.0 million relating to RORyt.

(2)

On September 20, 2018, the Company completed the sale of five medical dermatology products in the U.S. to Almirall, S.A.  As part of the sale, the Company received cash consideration of $550.0 million and recorded a net gain of $129.6 million included as a component of “other income / (expense), net”.

(3)	In the year ended December 31, 2018, the Company repurchased $2.74 billion or 16,772,162 shares as a result of the Company’s share repurchase programs.
(4)	On April 28, 2017, Allergan plc completed the Zeltiq Acquisition for $2.4 billion through which it acquired Zeltiq’s body contouring business.
(5)	On February 1, 2017, Allergan plc completed the LifeCell Acquisition for $2.9 billion through which it acquired LifeCell’s regenerative medicines business.
(6)

In the year ended December 31, 2017, the Company recognized intangible impairments including, but not limited to, $3,230.0 million related to Restasis®, $170.0 million related to Dry Eye IPR&D assets, and $646.0 million related to Aczone®.

(7)	In the year ended December 31, 2017, the Company retired 6,822,394 shares as a result of the Company’s share buyback programs.
(8)	On November 1, 2016, Allergan plc completed the Tobira Acquisition. The acquisition increased the Company’s intangible assets with the addition of Cenicriviroc.
(9)	On October 25, 2016, Allergan plc completed the Vitae Acquisition. The acquisition increased the Company’s intangible assets with the addition of RORyt.
(10)	In the year ended December 31, 2016, the Company retired 61,620,459 shares as a result of the Company’s $15.0 billion share buyback programs.
(11)	On October 3, 2016, we completed the divestiture of the Anda Distribution business to Teva for $0.5 billion.
(12)	On August 2, 2016, Teva acquired our global generics business for $38.3 billion of cash and Teva shares.
(13)	On October 1, 2015, Allergan plc completed the acquisition of Kythera Biopharmaceuticals, Inc. The acquisition increased the Company’s intangible assets with the addition of Kybella® / Belkyra®.
(14)	On March 17, 2015, Allergan plc completed the acquisition of Allergan, Inc. (“Legacy Allergan”) for approximately $77.0 billion (the “Allergan Acquisition”).
(15)

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

The results of Warner Chilcott Limited are consolidated into the results of Allergan plc. Due to the deminimis activity between Allergan plc and Warner Chilcott Limited, references throughout this section relate to both Allergan plc and Warner Chilcott Limited.

EXECUTIVE SUMMARY

Overview

Allergan plc is a global pharmaceutical leader. Allergan is focused on developing, manufacturing and commercializing branded pharmaceutical, device, biologic, surgical and regenerative medicine products for patients around the world.  Allergan markets a portfolio of leading brands and best-in-class products primarily focused on four key therapeutic areas including medical aesthetics, eye care, central nervous system and gastroenterology.  Allergan is an industry leader in Open Science, a model of research and development, which defines our approach to identifying and developing game-changing ideas and innovation for better patient care.  The Company has operations in more than 100 countries.  Warner Chilcott Limited is an indirect wholly-owned subsidiary of Allergan plc and has the same principal business activities.

Discontinued Operations

On August 2, 2016 we completed the Teva Transaction for $38.3 billion of cash and Teva shares.  On October 3, 2016, the Company completed the divestiture of the Anda Distribution business to Teva for $500.0 million.  The Company recognized a combined gain on the sale of the Anda Distribution business and the Teva Transaction of $15,932.2 million in the year ended December 31, 2016.

In October 2016, pursuant to our agreement with Teva, Teva provided the Company with its proposed estimated adjustment to the closing date working capital balance.  The Company disagreed with Teva’s proposed adjustment, and, pursuant to our agreement with Teva, each of the Company’s and Teva’s proposed adjustments were submitted to arbitration (the “Working Capital Arbitration”) to determine the working capital amount in accordance with GAAP as applied by the Company consistent with past practice.  On January 31, 2018, Allergan plc and Teva entered into an agreement pursuant to which the Company made a one-time payment of $700.0 million to Teva.  As a result, the Company recorded a pre-tax charge of $466.0 million as a component of other (expense) / income, net from discontinued operations relating to the settlement in the year ended December 31, 2017.  The one-time payment of $700.0 million, which represents a refund of purchase price, is shown in the Consolidated Statement of Cash Flows as both a cash outflow in investing activities of $466.0 million and a cash outflow in financing cash flows of $234.0 million for the portion of the payment which was outstanding greater than one year in the year ended December 31, 2018.

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

Significant Business Developments

Refer to the Business Development section in ITEM 1. BUSINESS for the significant transactions that were completed or announced in the years ended December 31, 2018, 2017 and 2016.

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

The Company evaluates segment performance based on segment contribution.  Segment contribution for our segments represents net revenues less cost of sales (defined below), selling and marketing expenses, and select general and administrative expenses. Included in segment revenues for 2016 are product sales that were sold through our former Anda Distribution business once the Anda Distribution business had sold the product to a third-party customer. These sales are included in segment results and are reclassified into revenues from discontinued operations through a reduction of Corporate revenues which eliminates the sales made by our former Anda Distribution business through October 3, 2016 from results of continuing operations.  Cost of sales for these products in discontinued operations is equal to our average third-party cost of sales for third party branded products distributed by our former Anda Distribution business. The Company does not evaluate the following items at the segment level:

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
•

Other select revenues and operating expenses including R&D expenses, amortization, IPR&D impairments, goodwill impairments and asset sales and impairments, net as not all such information has been accounted for at the segment level, or such information has not been used by all segments.

•	Total assets including capital expenditures.

The Company defines segment net revenues as product sales and other revenue derived from our products or licensing agreements.

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

Operating Results for the Years Ended December 31, 2018, 2017 and 2016

Results of operations, including segment net revenues, segment operating expenses and segment contribution consisted of the following for the years ended December 31, 2018, 2017 and 2016 ($ in millions):

	Year Ended December 31, 2018
	US Specialized	US General
	Therapeutics	Medicine	International	Total
Net revenues	$6,920.3	$5,322.9	$3,504.7	$15,747.9

Operating expenses:
Cost of sales(1)	565.2	799.1	537.1	1,901.4
Selling and marketing	1,348.3	924.6	928.7	3,201.6
General and administrative	205.3	156.4	141.7	503.4
Segment contribution	$4,801.5	$3,442.8	$1,897.2	$10,141.5
Contribution margin	69.4%	64.7%	54.1%	64.4%
Corporate(2)				1,067.3
Research and development				2,266.2
Amortization				6,552.3
Goodwill impairments				2,841.1
In-process research and development impairments				804.6
Asset sales and impairments, net				2,857.6
Operating (loss)				$(6,247.6)
Operating margin				(39.7)%

(1) Excludes amortization and impairment of acquired intangibles including products rights, as well as indirect cost of sales not attributable to segment results.
(2) Corporate includes net revenues of $39.5 million.

	Year Ended December 31, 2017
	US Specialized	US General
	Therapeutics	Medicine	International	Total
Net revenues	$6,803.6	$5,796.2	$3,319.5	$15,919.3

Operating expenses:
Cost of sales(1)	495.4	843.9	478.7	1,818.0
Selling and marketing	1,369.5	1,084.1	913.8	3,367.4
General and administrative	208.2	177.3	120.6	506.1
Segment contribution	$4,730.5	$3,690.9	$1,806.4	$10,227.8
Contribution margin	69.5%	63.7%	54.4%	64.2%
Corporate(2)				1,471.8
Research and development				2,100.1
Amortization				7,197.1
In-process research and development impairments				1,452.3
Asset sales and impairments, net				3,927.7
Operating (loss)				$(5,921.2)
Operating margin				(37.2)%

(1) Excludes amortization and impairment of acquired intangibles including products rights, as well as indirect cost of sales not attributable to segment results.
(2) Corporate includes net revenues of $21.4 million.

	Year Ended December 31, 2016
	US Specialized	US General
	Therapeutics	Medicine	International	Total
Net revenues	$5,811.7	$5,923.9	$2,881.3	$14,616.9

Operating expenses:
Cost of sales(1)	290.9	879.8	418.2	1,588.9
Selling and marketing	1,137.0	1,185.7	788.2	3,110.9
General and administrative	174.2	174.9	117.2	466.3
Segment contribution	$4,209.6	$3,683.5	$1,557.7	$9,450.8
Contribution margin	72.4%	62.2%	54.1%	64.7%
Corporate(2)				1,481.3
Research and development				2,575.7
Amortization				6,470.4
In-process research and development impairments				743.9
Asset sales and impairments, net				5.0
Operating (loss)				$(1,825.5)
Operating margin				(12.5)%

(1) Excludes amortization and impairment of acquired intangibles including products rights, as well as indirect cost of sales not attributable to segment results.

(2) Corporate includes net revenues of $(46.3) million, which includes a reduction of $(80.0) million for revenues that were included in the segment results and reclassified into revenues from discontinued operations as a reduction of Corporate revenues for sales through our former Anda Distribution business.

No country outside of the United States represents ten percent or more of net revenues. The US Specialized Therapeutics and US General Medicine segments are comprised solely of sales within the United States.

US Specialized Therapeutics Segment

The following table presents top product sales and net contribution for the US Specialized Therapeutics segment for the years ended December 31, 2018, 2017 and 2016 ($ in millions):

	Years Ended December 31,			2018 vs 2017		2017 vs 2016
	2018	2017	2016 (1)	$ Change	% Change	$ Change	% Change
Total Eye Care	$2,235.7	$2,460.2	$2,437.7	$(224.5)	(9.1)%	$22.5	0.9%
Restasis®	1,197.0	1,412.3	1,419.5	(215.3)	(15.2)%	(7.2)	(0.5)%
Alphagan®/Combigan®	375.4	377.3	376.6	(1.9)	(0.5)%	0.7	0.2%
Lumigan®/Ganfort®	291.8	317.5	326.4	(25.7)	(8.1)%	(8.9)	(2.7)%
Eye Drops	202.7	199.5	186.5	3.2	1.6%	13.0	7.0%
Ozurdex®	111.0	98.4	84.4	12.6	12.8%	14.0	16.6%
Other Eye Care	57.8	55.2	44.3	2.6	4.7%	10.9	24.6%
Total Medical Aesthetics	2,774.6	2,449.2	1,622.9	325.4	13.3%	826.3	50.9%
Facial Aesthetics	1,487.3	1,362.8	1,226.3	124.5	9.1%	136.5	11.1%
Botox® Cosmetics	907.3	812.2	729.2	95.1	11.7%	83.0	11.4%
Juvederm® Collection	548.2	501.1	446.9	47.1	9.4%	54.2	12.1%
Kybella®	31.8	49.5	50.2	(17.7)	(35.8)%	(0.7)	(1.4)%
Plastic Surgery	263.0	242.6	210.4	20.4	8.4%	32.2	15.3%
Breast Implants	263.0	242.6	206.0	20.4	8.4%	36.6	17.8%
Other Plastic Surgery	-	-	4.4	-	n.a.	(4.4)	(100.0)%
Regenerative Medicine	523.9	433.9	-	90.0	20.7%	433.9	n.a.
Alloderm®	407.3	321.2	-	86.1	26.8%	321.2	n.a.
Other Regenerative Medicine	116.6	112.7	-	3.9	3.5%	112.7	n.a.
Body Contouring	361.6	256.7	-	104.9	40.9%	256.7	n.a.
Coolsculpting ® Consumables	235.3	150.1	-	85.2	56.8%	150.1	n.a.
Coolsculpting ® Systems & Add On Applicators	126.3	106.6	-	19.7	18.5%	106.6	n.a.
Skin Care(5)	138.8	153.2	186.2	(14.4)	(9.4)%	(33.0)	(17.7)%
Total Medical Dermatology	115.5	273.6	331.3	(158.1)	(57.8)%	(57.7)	(17.4)%
Aczone®	55.1	166.3	217.3	(111.2)	(66.9)%	(51.0)	(23.5)%
Tazorac®	25.4	65.4	95.5	(40.0)	(61.2)%	(30.1)	(31.5)%
Other Medical Dermatology	35.0	41.9	18.5	(6.9)	(16.5)%	23.4	n.m.
Total Neuroscience and Urology	1,720.4	1,550.3	1,371.5	170.1	11.0%	178.8	13.0%
Botox® Therapeutics(4)	1,638.5	1,442.2	1,254.0	196.3	13.6%	188.2	15.0%
Rapaflo®	81.9	108.1	116.6	(26.2)	(24.2)%	(8.5)	(7.3)%
Other Neuroscience and Urology	-	-	0.9	-	n.a.	(0.9)	(100.0)%
Other revenues	74.1	70.3	48.3	3.8	5.4%	22.0	45.5%
Net revenues	$6,920.3	$6,803.6	$5,811.7	$116.7	1.7%	$991.9	17.1%
Operating expenses:
Cost of sales(2)	565.2	495.4	290.9	69.8	14.1%	204.5	70.3%
Selling and marketing	1,348.3	1,369.5	1,137.0	(21.2)	(1.5)%	232.5	20.4%
General and administrative	205.3	208.2	174.2	(2.9)	(1.4)%	34.0	19.5%
Segment contribution	$4,801.5	$4,730.5	$4,209.6	$71.0	1.5%	$520.9	12.4%
Segment margin	69.4%	69.5%	72.4%		(0.1)%		(2.9)%
Segment gross margin(3)	91.8%	92.7%	95.0%		(0.9)%		(2.3)%

(1) Includes revenues earned that were distributed through our former Anda Distribution business to third party customers.
(2) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(3) Defined as net revenues less segment related cost of sales as a percentage of net revenues.
(4) Includes Botox® Hyperhidrosis of $67.2 million and $65.2 million which was previously disclosed under Medical Dermatology in the years ended December 31, 2017 and 2016, respectively.
(5) Includes SkinMedica® and Latisse®.

The Zeltiq Acquisition and LifeCell Acquisition contributed the following to the segment in the years ended December 31, 2018 and 2017 ($ in millions):

	Year Ended December 31, 2018			Year Ended December 31, 2017
	LifeCell	Zeltiq	Combined Contribution	LifeCell	Zeltiq	Combined Contribution
Net revenues	$526.1	$361.7	$887.8	$436.0	$256.8	$692.8
Operating expenses:
Cost of sales	112.6	101.0	213.6	107.5	70.7	178.2
Selling and marketing	112.3	159.7	272.0	97.8	96.1	193.9
General and administrative	10.6	7.2	17.8	11.4	10.7	22.1

Net Revenues

Years Ended December 31, 2018 and 2017

The increase in net revenues in the year ended December 31, 2018 was primarily driven by the Zeltiq Acquisition and the LifeCell Acquisition and growth in Botox® Therapeutics and Botox® Cosmetics, partially offset by decreases in Restasis® and the divestiture of our Medical Dermatology business.  Botox® Therapeutics and Botox® Cosmetics increased versus the prior year period primarily driven by demand growth.  The decline in Restasis® revenues was due to both price declines and volume declines as a result of changes in promotional efforts ahead of an anticipated launch of a generic.  As a result of the U.S. District Court for the Eastern District of Texas issuing an adverse trial decision finding that the four asserted patents covering Restasis® (Cyclosporine Ophthalmic Emulsion) 0.05% are invalid, there is a potential risk for future declines in Restasis® revenues.  The decline in Aczone® revenues prior to divestiture was due to genericization of the branded acne market, increased discounts to maintain formulary access and a generic launch of Aczone 5%.

Years Ended December 31, 2017 and 2016

The increase in net revenues in the year ended December 31, 2017 was primarily driven by growth in Botox® Therapeutics, Facial Aesthetics and the LifeCell Acquisition and Zeltiq Acquisition.  Botox® Therapeutics increased versus the prior year period driven by demand growth.  The increase in Facial Aesthetics revenues was driven, in part, by Botox® Cosmetics primarily due to demand growth.  Also contributing was an increase in Juvederm® Collection revenues primarily due to demand and an increase in market share, offset, in part, by an increase in discounts.  The decline in Aczone revenues was due to genericization of the branded acne market.

Cost of Sales

Years Ended December 31, 2018 and 2017

The decrease in segment gross margin was due in part to the Zeltiq Acquisition and the LifeCell Acquisition.  Excluding Zeltiq Acquisition and the LifeCell Acquisition in both periods, segment gross margin decreased to 94.2% in the year ended December 31, 2018 versus 94.8% in the prior year period primarily due to product mix, including a decline in Restasis® sales.

Years Ended December 31, 2017 and 2016

The decrease in segment gross margin was primarily the result of the LifeCell Acquisition and the Zeltiq Acquisition, which contributed lower margin products to the segment.  Excluding the LifeCell Acquisition and the Zeltiq Acquisition, segment gross margin was 94.8% in the year ended December 31, 2017, in line with 95.0% in the prior year period.

Selling and Marketing Expenses

Years Ended December 31, 2018 and 2017

The decrease in selling and marketing expenses in the year ended December 31, 2018 was primarily related to lower headcount in the Eye Care and Medical Dermatology field forces due to the Company’s restructuring initiatives, lower promotional costs and a decrease in the charge for the non-tax deductible Branded Prescription Drug Fee, offset in part by the impact of the Zeltiq Acquisition and the LifeCell Acquisition.

Years Ended December 31, 2017 and 2016

The increase in selling and marketing expenses was primarily related to increased costs from the LifeCell Acquisition and the Zeltiq Acquisition of $193.9 million as well as increased promotional costs for Rhofade® and Xen.

General and Administrative Expenses

Years Ended December 31, 2018 and 2017

General and administrative expenses remained stable period over period.

Years Ended December 31, 2017 and 2016

The increase in general and administrative expenses was primarily due to the LifeCell Acquisition and Zeltiq Acquisition and additional bad debt write-offs of $7.9 million.

US General Medicine Segment

The following table presents top product sales and net contribution for the US General Medicine segment for the years ended December 31, 2018, 2017 and 2016 ($ in millions):

	Years Ended December 31,			2018 vs 2017		2017 vs 2016
	2018	2017	2016 (1)	$ Change	% Change	$ Change	% Change
Total Central Nervous System (CNS)	$1,156.0	$1,359.9	$1,303.6	$(203.9)	(15.0)%	$56.3	4.3%
Vraylar®	487.1	287.8	94.3	199.3	69.2%	193.5	n.m.
Viibryd®/Fetzima®	342.4	333.2	342.3	9.2	2.8%	(9.1)	(2.7)%
Saphris®	139.7	155.2	166.8	(15.5)	(10.0)%	(11.6)	(7.0)%
Namzaric®	115.8	130.8	57.5	(15.0)	(11.5)%	73.3	n.m.
Namenda®(4)	71.0	452.9	642.7	(381.9)	(84.3)%	(189.8)	(29.5)%
Total Gastrointestinal (GI)	1,723.7	1,695.0	1,721.0	28.7	1.7%	(26.0)	(1.5)%
Linzess®	761.1	701.1	625.6	60.0	8.6%	75.5	12.1%
Zenpep®	237.3	212.3	200.7	25.0	11.8%	11.6	5.8%
Carafate®/Sulcrate®	217.8	235.8	229.0	(18.0)	(7.6)%	6.8	3.0%
Viberzi®	176.5	156.6	93.3	19.9	12.7%	63.3	67.8%
Canasa®/Salofalk®	169.2	162.7	178.7	6.5	4.0%	(16.0)	(9.0)%
Asacol®/Delzicol®	130.8	195.5	360.8	(64.7)	(33.1)%	(165.3)	(45.8)%
Other GI	31.0	31.0	32.9	-	0.0%	(1.9)	(5.8)%
Total Women's Health	786.8	1,044.2	1,179.6	(257.4)	(24.7)%	(135.4)	(11.5)%
Lo Loestrin®	527.7	459.3	403.5	68.4	14.9%	55.8	13.8%
Liletta®	50.9	37.6	23.3	13.3	35.4%	14.3	61.4%
Estrace® Cream	49.0	366.6	379.4	(317.6)	(86.6)%	(12.8)	(3.4)%
Minastrin® 24	9.5	61.4	325.9	(51.9)	(84.5)%	(264.5)	(81.2)%
Other Women's Health	149.7	119.3	47.5	30.4	25.5%	71.8	n.m.
Total Anti-Infectives	304.4	257.3	225.1	47.1	18.3%	32.2	14.3%
Teflaro®	128.0	121.9	133.6	6.1	5.0%	(11.7)	(8.8)%
Avycaz®	94.6	61.2	36.1	33.4	54.6%	25.1	69.5%
Dalvance®	56.1	53.9	39.3	2.2	4.1%	14.6	37.2%
Other Anti-Infectives	25.7	20.3	16.1	5.4	26.6%	4.2	26.1%
Diversified Brands	1,156.0	1,242.6	1,366.6	(86.6)	(7.0)%	(124.0)	(9.1)%
Bystolic® / Byvalson®	583.8	612.2	638.8	(28.4)	(4.6)%	(26.6)	(4.2)%
Armour Thyroid	198.8	169.1	166.5	29.7	17.6%	2.6	1.6%
Savella®	85.0	98.2	103.2	(13.2)	(13.4)%	(5.0)	(4.8)%
Other Diversified Brands(5)(6)(7)	288.4	363.1	458.1	(74.7)	(20.6)%	(95.0)	(20.7)%
Other revenues	196.0	197.2	128.0	(1.2)	(0.6)%	69.2	54.1%
Net revenues	$5,322.9	$5,796.2	$5,923.9	$(473.3)	(8.2)%	$(127.7)	(2.2)%
Operating expenses:
Cost of sales(2)	799.1	843.9	879.8	(44.8)	(5.3)%	(35.9)	(4.1)%
Selling and marketing	924.6	1,084.1	1,185.7	(159.5)	(14.7)%	(101.6)	(8.6)%
General and administrative	156.4	177.3	174.9	(20.9)	(11.8)%	2.4	1.4%
Segment contribution	$3,442.8	$3,690.9	$3,683.5	$(248.1)	(6.7)%	$7.4	0.2%
Segment margin	64.7%	63.7%	62.2%		1.0%		1.5%
Segment gross margin(3)	85.0%	85.4%	85.1%		(0.4)%		0.3%

(1) Includes revenues earned that were distributed through our former Anda Distribution business to third party customers.
(2) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(3) Defined as net revenues less segment related cost of sales as a percentage of net revenues.
(4) Includes Namenda XR® and Namenda® IR.
(5) Includes Lexapro® sales of $51.8 million and $66.6 million which were previously disclosed separately in the years ended December 31, 2017 and December 31, 2016, respectively.
(6) Includes PacPharma sales of $14.0 million and $52.0 million which were previously disclosed separately in the years ended December 31, 2017 and December 31, 2016, respectively.
(7) Includes Enablex® sales of $3.6 million and $17.1 million which were previously disclosed separately in the years ended December 31, 2017 and December 31, 2016, respectively.

Net Revenues

Years Ended December 31, 2018 and 2017

The decrease in net revenues in the year ended December 31, 2018 was primarily due to a decline in products that lost exclusivity, including Namenda XR®, Estrace® Cream, and Minastrin® 24, as well as a decline in Other Diversified Brands, offset, in part, by growth in Vraylar®, Lo Loestrin® and Linzess®.  CNS revenues declined primarily due to the decline in Namenda XR® as a result of loss of exclusivity, offset, in part, by strong demand growth for Vraylar®.   Women’s Health revenues declined primarily due to the loss of exclusivity on Estrace® Cream and Minastrin® 24, offset, in part, by growth for Lo Loestrin® driven by higher average selling prices and increased demand.  GI revenues increased primarily due to growth for Linzess® resulting from increased demand which more than offset negative pricing pressure on the product.  GI was negatively affected by the generic impact on Asacol®.

Years Ended December 31, 2017 and 2016

The decrease in net revenues in the year ended December 31, 2017 was primarily due to a decline in Diversified Brand revenues, Women’s Health revenues, and Gastrointestinal revenues versus the prior year period, offset, in part, by increases in Other Revenues and CNS revenues.

Diversified Brand revenues decreased due to a decline in Other Diversified Brands and Bystolic® / Byvalson®.  Bystolic® / Byvalson® revenues declined as a result of decreased demand offset in part by higher average selling prices.  Other Diversified Brands declined due to demand declines and the impact of loss of exclusivity on certain products including Enablex® as well as a decline in PacPharma revenues as the Company out licensed these product rights.  Included within “Other Revenues” for the year ended December 31, 2017 was an increase in royalty revenues related to these products of $30.3 million.

Women’s Health revenues declined primarily due to the loss of exclusivity on Minastrin® 24.  Offsetting this decline, in part, were an increase in Taytulla® revenues of $72.4 million and increased sales of Lo Loestrin® due primarily to strong demand growth and higher average selling prices.

Declines within our Gastrointestinal franchise were primarily driven by a reduction in demand for Asacol® HD following the launch of an authorized generic in August 2016. Offsetting this decline, in part, was an increase in royalty revenue of $34.8 million relating to our authorized generic version of Asacol® HD, which was included within “Other Revenues”.  Further offsetting this decline was growth in Linzess® and newly launched Viberzi®.   Linzess® revenues increased primarily due to strong demand growth.

The increase in Central Nervous System revenues was driven by the launch of Vraylar® and Namzaric® offset, in part, by the continued decline in Namenda® due to decreased demand and conversion to Namzaric®.

Cost of Sales

Years Ended December 31, 2018 and 2017

The decrease in cost of sales in the year ended December 31, 2018 was primarily due to lower product sales and product mix in addition to the favorable impact of a $29.9 million Linzess® profit share true-up.  Segment gross margin was 85.0% in the year ended December 31, 2018 compared to 85.4% in the prior year period as a result of product mix including the impact of generics on sales of Estrace® Cream.

Years Ended December 31, 2017 and 2016

The decrease in cost of sales was the result of lower product revenues and the impact of reacquiring rights on select licensed products in the year ended December 31, 2017 offset, in part, by unfavorable product mix. As a result of the reacquired rights, the Company is no longer obligated to pay royalties on the specific products, which increases the segment gross margin.  In the year ended December 31, 2016, royalties incurred relating to the reacquired product rights were $71.3 million.

Selling and Marketing Expenses

Years Ended December 31, 2018 and 2017

The decrease in selling and marketing expenses in the year ended December 31, 2018 was related to headcount reductions from the Company’s restructuring initiatives, lower promotional costs, and a decrease in the charge for the non-tax deductible Branded Prescription Drug Fee.

Years Ended December 31, 2017 and 2016

The decrease in selling and marketing expenses related to headcount reductions and lower promotional costs.

General and Administrative Expenses

Years Ended December 31, 2018 and 2017

General and administrative expenses in the year ended December 31, 2018 decreased period-over-period due to cost savings initiatives.

Years Ended December 31, 2017 and 2016

General and administrative expenses were in line period-over-period.

International Segment

The following tables present top product sales and net contribution for the International segment for the years ended December 31, 2018, 2017 and 2016 ($ in millions):

	Years Ended December 31,		Change
	2018	2017	$ Overall Change	$ Operational Change (3)	$ Currency Change	% Overall Change	% Operational Change (3)	% Currency Change
Total Eye Care	$1,294.6	$1,282.1	$12.5	$19.4	$(6.9)	1.0%	1.5%	(0.5)%
Lumigan®/Ganfort®	392.6	371.5	21.1	15.2	5.9	5.7%	4.1%	1.6%
Eye Drops(4)	279.7	281.0	(1.3)	3.7	(5.0)	(0.5)%	1.3%	(1.8)%
Ozurdex®	187.7	213.4	(25.7)	(32.2)	6.5	(12.0)%	(15.0)%	3.0%
Alphagan®/Combigan®	176.0	175.1	0.9	5.8	(4.9)	0.5%	3.3%	(2.8)%
Restasis®	64.5	61.3	3.2	5.9	(2.7)	5.2%	9.6%	(4.4)%
Other Eye Care	194.1	179.8	14.3	21.0	(6.7)	8.0%	11.7%	(3.7)%
Total Medical Aesthetics	1,533.3	1,366.6	166.7	185.6	(18.9)	12.2%	13.6%	(1.4)%
Facial Aesthetics	1,262.3	1,104.5	157.8	178.0	(20.2)	14.3%	16.1%	(1.8)%
Botox® Cosmetics	641.2	557.0	84.2	96.6	(12.4)	15.1%	17.3%	(2.2)%
Juvederm® Collection	614.8	540.7	74.1	81.9	(7.8)	13.7%	15.1%	(1.4)%
Belkyra® (Kybella®)	6.3	6.8	(0.5)	(0.5)	(0.0)	(7.4)%	(7.4)%	0.0%
Plastic Surgery	131.5	158.6	(27.1)	(28.7)	1.6	(17.1)%	(18.1)%	1.0%
Breast Implants	130.1	156.9	(26.8)	(28.5)	1.7	(17.1)%	(18.2)%	1.1%
Other Plastic Surgery	1.4	1.7	(0.3)	(0.2)	(0.1)	(17.6)%	(11.7)%	(5.9)%
Regenerative Medicine	16.8	16.5	0.3	(0.1)	0.4	1.8%	(0.6)%	2.4%
Alloderm®	8.0	7.5	0.5	0.4	0.1	6.7%	5.4%	1.3%
Other Regenerative Medicine	8.8	9.0	(0.2)	(0.5)	0.3	(2.2)%	(5.5)%	3.3%
Body Contouring	107.5	73.7	33.8	35.0	(1.2)	45.9%	47.5%	(1.6)%
Coolsculpting ® Consumables	64.2	41.6	22.6	23.1	(0.5)	54.3%	55.5%	(1.2)%
Coolsculpting ® Systems & Add On Applicators	43.3	32.1	11.2	11.9	(0.7)	34.9%	37.1%	(2.2)%
Skin Care	15.2	13.3	1.9	1.4	0.5	14.3%	10.5%	3.8%
Botox® Therapeutics and Other	611.5	587.4	24.1	22.7	1.4	4.1%	3.9%	0.2%
Botox® Therapeutics	390.4	357.5	32.9	34.9	(2.0)	9.2%	9.8%	(0.6)%
Asacol®/Delzicol®	45.7	50.2	(4.5)	(5.9)	1.4	(9.0)%	(11.8)%	2.8%
Constella®	24.1	21.9	2.2	1.8	0.4	10.0%	8.2%	1.8%
Other Products	151.3	157.8	(6.5)	(8.1)	1.6	(4.1)%	(5.1)%	1.0%
Other revenues	65.3	83.4	(18.1)	(18.5)	0.4	(21.7)%	(22.2)%	0.5%
Net revenues	$3,504.7	$3,319.5	$185.2	$209.2	$(24.0)	5.6%	6.3%	(0.7)%
Operating expenses:
Cost of sales(1)	537.1	478.7	58.4	66.2	(7.8)	12.2%	13.8%	(1.6)%
Selling and marketing	928.7	913.8	14.9	14.9	0.0	1.6%	1.6%	0.0%
General and administrative	141.7	120.6	21.1	25.6	(4.5)	17.5%	21.2%	(3.7)%
Segment contribution	$1,897.2	$1,806.4	$90.8	$102.5	$(11.7)	5.0%	5.6%	(0.6)%
Segment margin	54.1%	54.4%				(0.3)%
Segment gross margin(2)	84.7%	85.6%				(0.9)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Defined as net revenues less segment related cost of sales as a percentage of net revenues.
(3) Defined as overall change excluding foreign exchange impact.
(4) Includes Optive® sales of $114.1 million which were previously disclosed separately in the year ended December 31, 2017.

	Years Ended December 31,		Change
	2017	2016	$ Overall Change	$ Operational Change (3)	$ Currency Change	% Overall Change	% Operational Change (3)	% Currency Change
Total Eye Care	$1,282.1	$1,219.4	$62.7	$48.0	$14.7	5.1%	3.9%	1.2%
Lumigan®/Ganfort®	371.5	361.7	9.8	4.9	4.9	2.7%	1.3%	1.4%
Eye Drops(4)	281.0	276.2	4.8	1.1	3.7	1.7%	0.4%	1.3%
Ozurdex®	213.4	179.0	34.4	32.4	2.0	19.2%	18.1%	1.1%
Alphagan®/Combigan®	175.1	169.3	5.8	4.0	1.8	3.4%	2.3%	1.1%
Restasis®	61.3	68.0	(6.7)	(5.9)	(0.8)	(9.9)%	(8.7)%	(1.2)%
Other Eye Care	179.8	165.2	14.6	11.5	3.1	8.8%	6.9%	1.9%
Total Medical Aesthetics	1,366.6	1,064.6	302.0	301.3	0.7	28.4%	28.3%	0.1%
Facial Aesthetics	1,104.5	902.7	201.80	202.1	(0.3)	22.4%	22.4%	(0.0)%
Botox® Cosmetics	557.0	480.0	77.0	83.5	(6.5)	16.0%	17.4%	(1.4)%
Juvederm® Collection	540.7	420.4	120.3	114.2	6.1	28.6%	27.1%	1.5%
Belkyra® (Kybella®)	6.8	2.3	4.5	4.4	0.1	n.m.	n.m.	4.3%
Plastic Surgery	158.6	150.7	7.90	7.3	0.6	5.2%	4.8%	0.4%
Breast Implants	156.9	149.9	7.0	6.4	0.6	4.7%	4.3%	0.4%
Other Plastic Surgery	1.7	0.8	0.9	0.9	-	n.m.	n.m.	0.0%
Regenerative Medicine	16.5	-	16.5	16.5	-	n.a.	n.a.	n.a.
Alloderm®	7.5	-	7.5	7.5	-	n.a.	n.a.	n.a.
Other Regenerative Medicine	9.0	-	9.0	9.0	-	n.a.	n.a.	n.a.
Body Contouring	73.7	-	73.7	73.7	-	n.a.	n.a.	n.a.
Coolsculpting ® Consumables	41.6	-	41.6	41.6	-	n.a.	n.a.	n.a.
Coolsculpting ® Systems & Add On Applicators	32.1	-	32.1	32.1	-	n.a.	n.a.	n.a.
Skin Care	13.3	11.2	2.1	1.7	0.4	18.8%	15.2%	3.6%
Botox® Therapeutics and Other	587.4	537.3	50.1	43.6	6.5	9.3%	8.1%	1.2%
Botox® Therapeutics	357.5	323.0	34.5	30.1	4.4	10.7%	9.3%	1.4%
Asacol®/Delzicol®	50.2	53.7	(3.5)	(2.3)	(1.2)	(6.5)%	(4.3)%	(2.2)%
Constella®	21.9	17.3	4.6	4.5	0.1	26.6%	26.0%	0.6%
Other Products	157.8	143.3	14.5	11.3	3.2	10.1%	7.9%	2.2%
Other revenues	83.4	60.0	23.4	22.4	1.0	39.0%	37.3%	1.7%
Net revenues	$3,319.5	$2,881.3	$438.2	$415.3	$22.9	15.2%	14.4%	0.8%
Operating expenses:
Cost of sales(1)	478.7	418.2	60.5	55.4	5.1	14.5%	13.3%	1.2%
Selling and marketing	913.8	788.2	125.6	114.7	10.9	15.9%	14.5%	1.4%
General and administrative	120.6	117.2	3.4	2.3	1.1	2.9%	2.0%	0.9%
Segment contribution	$1,806.4	$1,557.7	$248.7	$242.9	$5.8	16.0%	15.6%	0.4%
Segment margin	54.4%	54.1%				0.3%
Segment gross margin(2)	85.6%	85.5%				0.1%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Defined as net revenues less segment related cost of sales as a percentage of net revenues.
(3) Defined as overall change excluding foreign exchange impact.
(4) Includes Optive® sales of $114.1 million and $101.9 million which were previously disclosed separately in the years ended December 31, 2017 and December 31, 2016, respectively.

The following tables present our revenue disaggregated by geography for our International segment ($ in millions):

	Years Ended December 31,
	2018	2017	$ Overall Change	$ Operational Change	% Overall Change	% Operational Change
Europe	$1,482.6	$1,439.2	$43.4	$22.1	3.0%	1.5%
Asia Pacific, Middle East and Africa	1,089.9	929.9	160.0	156.0	17.2%	16.8%
Latin America and Canada	862.4	863.3	(0.9)	48.9	(0.1)%	5.7%
Other*	69.8	87.1	(17.3)	(17.8)	(19.9)%	(20.4)%
Total International	$3,504.7	$3,319.5	$185.2	$209.2	5.6%	6.3%
*Includes royalty and other revenue

	Years Ended December 31,
	2017	2016	$ Overall Change	$ Operational Change	% Overall Change	% Operational Change
Europe	$1,439.2	$1,322.8	$116.4	$115.5	8.8%	8.7%
Asia Pacific, Middle East and Africa	929.9	776.1	153.8	153.0	19.8%	19.7%
Latin America and Canada	863.3	722.3	141.0	119.8	19.5%	16.6%
Other*	87.1	60.1	27.0	27.0	44.9%	44.9%
Total International	$3,319.5	$2,881.3	$438.2	$415.3	15.2%	14.4%
*Includes royalty and other revenue

The Zeltiq Acquisition contributed the following to the segment in the years ended December 31, 2018 and 2017 ($ in millions):

	For the Years Ended December 31,
	2018	2017
Net revenues	$107.5	$73.7
Operating expenses:
Cost of sales	39.2	25.6
Selling and marketing	54.0	39.0
General and administrative	3.5	-

.

Net Revenues

Years Ended December 31, 2018 and 2017

The increase in net revenues in the year ended December 31, 2018 was primarily due to the operational growth of total Facial Aesthetics and Botox® Therapeutics, as well as the Zeltiq Acquisition.  Within Facial Aesthetics, the increase in sales of Botox® Cosmetics was driven primarily by demand growth and higher average prices.  The increase in sales of Botox® Therapeutics was driven primarily by demand growth.  Juvederm® Collection revenues increased versus the prior year period, primarily resulting from demand growth.  Within total Eye Care, Ozurdex® decreased versus the prior year period, primarily driven by the third quarter product recall and the temporary period of not shipping product.  Plastic Surgery decreased versus the prior year period, primarily driven by a fourth quarter suspension of sales and withdrawal of the remaining textured breast implants from the market in Europe. This suspension and withdrawal followed the non-renewal of our textured breast implant CE Mark licenses in Europe pending a request for additional information by LNE-GMED, the notified body responsible for certification of our breast implants.  Sales returns reserves recorded for the recalls totaled $56.7 million in the year ended December 31, 2018.

Years Ended December 31, 2017 and 2016

The increase in net revenues in the year ended December 31, 2017 was primarily due to the operational growth of total Facial Aesthetics, Eye Care and Botox® Therapeutics, as well as the acquisition of Zeltiq, which contributed $73.7 million of net revenues during the year ended December 31, 2017.  Within Total Eye Care, Ozurdex® increased primarily due to demand growth.  Within Facial Aesthetics, Juvederm® Collection revenues increased primarily resulting from demand growth.  Botox® Cosmetics sales grew due to demand growth.  Botox® Therapeutics sales also grew due to demand growth.  International operational growth came from all regions primarily driven by Facial Aesthetics.

Cost of Sales

Years Ended December 31, 2018 and 2017

The increase in cost of sales in the year ended December 31, 2018 was primarily due to the increase in net revenues and the Zeltiq Acquisition and the LifeCell Acquisition.  Excluding the Zeltiq Acquisition and the LifeCell Acquisition in both periods, segment gross margin was 85.5% in the year ended December 31, 2018 compared to 86.1% in the prior year period.

Years Ended December 31, 2017 and 2016

The increase in cost of sales was primarily due to the increase in net revenues.  Segment gross margins of 85.6% for the year ended December 31, 2017 remained consistent with the prior year.

Selling and Marketing Expenses

Years Ended December 31, 2018 and 2017

The increase in selling and marketing expenses in the year ended December 31, 2018 was due in part to the Zeltiq Acquisition as well as increased promotional spending in Medical Aesthetics.

Years Ended December 31, 2017 and 2016

The increase in selling and marketing expenses related to the addition of Zeltiq, which contributed spending of $39.0 million, as well as increased promotional spending associated with Ozurdex®, Botox® Cosmetics and the Juvederm® Collection and recent product launches.

General and Administrative Expenses

Years Ended December 31, 2018 and 2017

General and administrative expenses increased due in part to $12.4 million of contract tender costs associated with the Ozurdex and textured breast implants recalls.

Years Ended December 31, 2018 and 2017

General and administrative expenses were in line period-over-period.

Corporate

Corporate represents the results of corporate initiatives as well as the impact of select revenues and shared costs.  The following represents the Corporate amounts for the years ended December 31, 2018, 2017 and 2016 ($ in millions):

	Year Ended December 31, 2018
	Integration / Divestiture	Non-Acquisition Related Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Other	Revenues and Shared Costs	Total
Net revenues	$-	$-	$-	$-	$-	$39.5	$39.5
Operating expenses:
Cost of sales(1)	1.3	33.7	(111.7)	2.1	(0.1)	364.7	290.0
Selling and marketing	1.5	38.8	-	8.6	-	0.1	49.0
General and administrative	50.9	5.4	-	2.9	58.8	649.8	767.8
Contribution	$(53.7)	$(77.9)	$111.7	$(13.6)	$(58.7)	$(975.1)	$(1,067.3)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

	Year Ended December 31, 2017
	Integration / Divestiture	Non-Acquisition Related Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Other	Revenues and Shared Costs	Total
Net revenues	$-	$-	$-	$-	$-	$21.4	$21.4
Operating expenses:
Cost of sales(1)	8.0	61.5	(183.2)	136.3	12.5	314.9	350.0
Selling and marketing	29.5	80.8	-	33.1	0.5	3.5	147.4
General and administrative	138.8	32.8	-	49.0	97.4	677.8	995.8
Contribution	$(176.3)	$(175.1)	$183.2	$(218.4)	$(110.4)	$(974.8)	$(1,471.8)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

	Year Ended December 31, 2016
	Integration / Divestiture	Fair Value Adjustments	Effect of Purchase Accounting	Reclassification of Sales Distributed Through Anda to Discontinued Operations	Other	Revenues and Shared Costs	Total
Net revenues	$-	$-	$-	$(80.0)	$-	$33.7	$(46.3)
Operating expenses:		-
Cost of sales(1)	23.0	(17.4)	50.5	(78.2)	-	294.0	271.9
Selling and marketing	82.5	-	65.4	-	-	7.6	155.5
General and administrative	269.6	24.3	80.5	-	136.3	496.9	1,007.6
Contribution	$(375.1)	$(6.9)	$(196.4)	$(1.8)	$(136.3)	$(764.8)	$(1,481.3)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

Integration

Years Ended December 31, 2018, 2017 and 2016

In the years ended December 31, 2018 and 2017, integration and restructuring charges included costs related to the integration of LifeCell and Zeltiq.  In the year ended December 31, 2016, integration and restructuring charges primarily related to the integration of the Legacy Allergan business as well as charges incurred with the terminated merger with Pfizer, Inc. of $124.9 million.

Non-Acquisition Related Restructuring

Years Ended December 31, 2018 and 2017

In the years ended December 31, 2018 and 2017, the Company incurred charges related to the restructuring of its internal infrastructure.  In the year ended December 31, 2018, the restructuring programs included charges associated with scaling our manufacturing plants and changes in the international commercial promotional focus in certain markets which include an anticipated reduction of approximately 200 sales representatives internationally.  In the year ended December 31, 2017, restructuring programs included a mid-year commercial initiative as well as a December 2017 program.  As part of these initiatives, the Company reduced its employee headcount within selling and marketing by approximately 350 as of December 31, 2017.  A reduction of approximately 900 employees within cost of sales, selling and marketing and general and administrative was reserved for in the year ended December 31, 2017.

Fair Value Adjustments

Years Ended December 31, 2018 and 2017

Fair value adjustments primarily relate to changes in estimated contingent liabilities for future amounts to be paid based on achievement of sales levels for the respective products.

In the year ended December 31, 2018, the income in cost of sales primarily reflects the reduction of the contingent liability for True Tear® when the product did not achieve a milestone event, as well as a corresponding decrease in commercial forecasts.  The income recorded in the year ended December 31, 2017 primarily related to reduced or delayed revenue forecasts for select products including Rhofade® and Liletta®.

Effect of Purchase Accounting

Years Ended December 31, 2018, 2017 and 2016

The Company incurred charges related to the purchase accounting impact on share-based compensation related to the Zeltiq Acquisition in the years ended December 31, 2018 and 2017, and the Allergan Acquisition and the Forest Acquisition in the years ended December 31, 2018, 2017 and 2016, which increased cost of sales, selling and marketing and general and administrative expenses.  A cash stock-based compensation charge of $31.5 million associated with the Zeltiq Acquisition was also included in the year ended December 31, 2017.

In the year ended December 31, 2017, the Company incurred purchase accounting effects of $131.7 million in cost of sales related to the fair value inventory step-up from the LifeCell Acquisition and the Zeltiq Acquisition as products were sold to the Company’s third-party customers.  In the year ended December 31, 2016, the Company incurred similar purchase accounting effects in cost of sales totaling $42.4 million related to the fair value inventory step-up from the Allergan Acquisition and the Forest Acquisition.

Other

Years Ended December 31, 2018, 2017 and 2016

In the years ended December 31, 2018, 2017 and 2016, general and administrative costs included legal settlement charges of $56.8 million, $96.5 million and $117.3 million, respectively.

Revenues and Shared Costs

Years Ended December 31, 2018, 2017 and 2016

Shared costs primarily include above site and unallocated costs associated with running our global manufacturing facilities and corporate general and administrative expenses.

In the year ended December 31, 2018, the Company recorded milestone revenue related to an on-going intellectual property agreement of $25.0 million.

In the year ended December 31, 2018, the increase in cost of goods sold within revenues and shared costs was primarily due to unfavorable inventory variances due to third-party manufacturing delays, an increase in compensation costs and $15.8 million of inventory write-offs associated with the Ozurdex® and textured breast implants product recalls versus the prior year.

In the years ended December 31, 2018 and 2017, the Company incurred transactional foreign exchange losses of $28.8 million and $97.5 million, respectively, compared with transactional foreign exchange gains of $52.8 million, excluding mark-to-market unrealized losses for foreign currency option contracts, in the year ended December 31, 2016.

Research and Development Expenses

R&D expenses consist predominantly of personnel-related costs, active pharmaceutical ingredient costs, contract research, license and milestone fees, biostudy and facilities costs associated with product development.

R&D expenses consisted of the following in the years ended December 31, 2018, 2017 and 2016 ($ in millions):

	Years Ended December 31,			2018 vs 2017		2017 vs 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
Ongoing operating expenses	$1,574.5	$1,598.8	$1,433.8	$(24.3)	(1.5)%	$165.0	11.5%
Milestone expenses and upfront license payments	678.9	391.8	1,134.7	287.1	73.3%	(742.9)	(65.5)%
Acquisition accounting fair market value adjustment to share-based compensation	4.8	18.3	53.8	(13.5)	(73.8)%	(35.5)	(66.0)%
Acquisition, integration, and restructuring charges	2.9	41.2	24.5	(38.3)	(93.0)%	16.7	68.2%
Contingent consideration adjustments, net	5.1	50.0	(71.1)	(44.9)	(89.8)%	121.1	(170.3)%
Total R&D Expenses	$2,266.2	$2,100.1	$2,575.7	$166.1	7.9%	$(475.6)	(18.5)%

Operating Expenses

Years Ended December 31, 2018 and 2017

The decrease in ongoing operating expenses in the year ended December 31, 2018 versus the year ended December 31, 2017, is mainly due to decreased product development spending in early stage development campaigns and the Eye Care therapeutic area as well as lower personnel costs offset, in part, by increased spending in the Central Nervous System and Gastrointestinal therapeutic areas.

Years Ended December 31, 2017 and 2016

The increase in ongoing operating expenses in the year ended December 31, 2017 versus the year ended December 31, 2016 is primarily due to increased product development spending primarily in the Central Nervous System and Gastrointestinal therapeutic areas coupled with higher personnel costs.

Milestone Expenses and Upfront License Payments

The following represents milestone expenses, asset acquisitions and upfront license payments in the years ended December 31, 2018, 2017 and 2016, respectively ($ in millions):

	Years Ended December 31,
	2018	2017	2016
Bonti, Inc.	$196.6	$-	$-
Merck & Co.	115.0	-	100.0
Elastagen Pty Ltd	96.1	-	-
AstraZeneca plc	90.0	-	250.0
Chase Pharmaceuticals Corporation	75.0	-	122.9
Editas Medicine, Inc.	40.0	90.0	-
Repros Therapeutics, Inc.	33.2	-	-
Lysosomal Therapeutics, Inc.	-	145.0	-
Assembly Biosciences, Inc.	-	50.0	-
Akarna Therapeutics, Ltd.	-	39.6	48.2
Lyndra, Inc.	-	15.0	-
Heptares Therapeutics, Ltd.	-	15.0	125.0
Motus Therapeutics, Inc.	-	-	199.5
Anterios, Inc.	-	-	89.2
Topokine Therapeutics, Inc.	-	-	85.8
RetroSense Therapeutics, LLC	-	-	59.7
Other	33.0	37.2	54.4
Total	$678.9	$391.8	$1,134.7

Acquisition, Integration, and Restructuring Charges

Year Ended December 31, 2017

Acquisition, integration and restructuring charges in the year ended December 31, 2017 included $37.1 million of severance and restructuring costs related to a planned internal reduction of approximately 200 R&D employees and reduction of headcount due to the integration of acquired businesses.

Contingent Consideration Adjustments, Net

Years Ended December 31, 2018, 2017 and 2016

In the year ended December 31, 2018, the net adjustment to contingent consideration primarily relates to the progression of R&D projects relating to the Tobira Acquisition offset by a reduction in ForSight Acquisition contingent consideration.

In the year ended December 31, 2017, the adjustment to contingent consideration primarily related to the advancement of the Company’s True Tear® product and products acquired as part of the Tobira Acquisition.

In the year ended December 31, 2016, the Company had net contingent consideration income of $71.1 million primarily driven by ongoing R&D projects acquired in the Allergan Acquisition that were terminated based on clinical data, which was offset by additional contingent consideration expense relating to milestones achieved in connection with the AqueSys and Allergan acquisitions.

Amortization

Amortization in the years ended December 31, 2018, 2017 and 2016 was as follows ($ in millions):

	Years Ended December 31,			2018 vs 2017		2017 vs 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
Amortization	$6,552.3	$7,197.1	$6,470.4	$(644.8)	(9.0)%	$726.7	11.2%

Years Ended December 31, 2018, 2017 and 2016

Amortization for the year ended December 31, 2018 decreased as compared to the year ended December 31, 2017 primarily as a result of a decrease in amortization for Restasis® due to a reduced book value and remaining life as a result of an anticipated launch of a generic.

Amortization for the year ended December 31, 2017 increased as compared to the year ended December 31, 2016 primarily as a result of amortization related to the acquired LifeCell and Zeltiq products of $172.0 million, an increase in amortization for Restasis® based on a revised estimated useful life subsequent to the impairment charge taken in the quarter ended September 30, 2017, as well as amortization from approved products during the year ended December 31, 2016 and the year ended December 31, 2017.

Goodwill, IPR&D and Other Impairments and Asset Sales, Net

Goodwill, IPR&D and other impairments and asset sales, net consisted of the following in the years ended December 31, 2018, 2017 and 2016 ($ in millions):

	Years Ended December 31,			2018 vs 2017		2017 vs 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
Goodwill impairments	$2,841.1	$-	$-	$2,841.1	n.a.	$-	n.a.
CMP impairments	1,831.4	3,876.0	-	(2,044.6)	(52.8)%	3,876.0	n.a.
IPR&D impairments	804.6	1,452.3	743.9	(647.7)	(44.6)%	708.4	95.2%
Asset sales and impairments, net	1,026.2	51.7	5.0	974.5	n.m.	46.7	n.m.

Years Ended December 31, 2018, 2017 and 2016

Refer to “NOTE 16 – Goodwill, Product Rights and Other Intangible Assets” for the description of the goodwill impairments, impairments of currently marketed products, IPR&D impairments and asset sales and impairments, net related to the Anti-Infectives business that the Company recorded in the years ended December 31, 2018, 2017 and 2016.

Refer to “NOTE 5 – Business Developments” for asset sales recorded in the years ended December 31, 2018, 2017 and 2016.

Asset sales and impairments, net in the year ended December 31, 2016, included the gain on the sale of certain investments, offset in part by the impairment of intellectual property for Nuvessa® based on revised cash flow forecasts.

Interest Income

Interest income in the years ended December 31, 2018, 2017 and 2016 was as follows ($ in millions):

	Years Ended December 31,			2018 vs 2017		2017 vs 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
Interest income	$45.2	$67.7	$69.9	$(22.5)	(33.2)%	$(2.2)	(3.1)%

Years Ended December 31, 2018 and 2017

Interest income represents interest earned on cash and cash equivalents and marketable securities held during the respective periods.  Interest income for the year ended December 31, 2018 decreased as compared to the year ended December 31, 2017 primarily due to a decline in marketable securities.

Interest Expense

Interest expense consisted of the following in the years ended December 31, 2018, 2017 and 2016 ($ in millions):

	Years Ended December 31,			2018 vs 2017		2017 vs 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
Fixed Rate Notes	$827.2	$1,030.5	$1,140.0	$(203.3)	(19.7)%	$(109.5)	(9.6)%
Euro Denominated Notes	37.5	19.8	-	17.7	89.4%	19.8	n.a.
Floating Rate Notes	20.8	25.9	21.7	(5.1)	(19.7)%	4.2	19.4%
Term Loan Indebtedness	-	-	116.2	-	n.a.	(116.2)	(100.0)%
Revolving Credit Facility	-	-	2.6	-	n.a.	(2.6)	(100.0)%
Other	25.7	19.4	15.1	6.3	32.5%	4.3	28.5%
Interest expense	$911.2	$1,095.6	$1,295.6	$(184.4)	(16.8)%	$(200.0)	(15.4)%

Years Ended December 31, 2018 and 2017

Interest expense in the year ended December 31, 2018 decreased versus the year ended December 31, 2017 due to scheduled maturities and early debt extinguishment of senior secured notes period-over-period, as well as the impact from debt refinancing in the year ended December 31, 2018 versus the year ended December 31, 2017.

Years Ended December 31, 2017 and 2016

Interest expense in the year ended December 31, 2017 decreased versus the year ended December 31, 2016 due to the pay down of $6.3 billion term loan indebtedness with use of proceeds received in the Teva Transaction as well as scheduled maturities and early debt extinguishment of senior secured notes.

Other Income / (Expense), Net

Other income / (expense), net consisted of the following in the years ended December 31, 2018, 2017 and 2016 ($ in millions):

	Years Ended December 31,			2018 vs 2017		2017 vs 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
Teva Share Activity	$60.9	$(3,269.3)	$-	$3,330.2	n.m.	$(3,269.3)	n.a.
Sale of businesses	182.6	-	-	182.6	n.a.	-	n.a.
Debt extinguishment costs as part of the debt tender offer	-	(161.6)	-	161.6	(100.0)%	(161.6)	n.a.
Debt extinguishment other	15.6	(27.6)	-	43.2	n.m.	(27.6)	n.a.
Other-than-temporary impairments	-	(26.1)	-	26.1	(100.0)%	(26.1)	n.a.
Dividend income	-	85.2	68.2	(85.2)	(100.0)%	17.0	24.9%
Naurex recovery	-	20.0	-	(20.0)	(100.0)%	20.0	n.a.
Forward sale of Teva shares	-	(62.9)	-	62.9	(100.0)%	(62.9)	n.a.
Pfizer termination fee (Allergan plc only)	-	-	150.0	-	n.a.	(150.0)	(100.0)%
Other (expense) / income, net	(2.4)	5.0	1.0	(7.4)	n.m.	4.0	n.m.
Other income / (expense), net	$256.7	$(3,437.3)	$219.2	$3,694.0	n.m.	$(3,656.5)	n.m.

Years Ended December 31, 2018, 2017 and 2016

Refer to “NOTE 11 – Other Income / (Expense), Net” for further details regarding the components of other income / (expense), net.

(Benefit) for Income Taxes

(Benefit) for income taxes in the years ended December 31, 2018, 2017 and 2016 was as follows ($ in millions):

	Years Ended December 31,			2018 vs 2017		2017 vs 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
(Benefit) for income taxes	$(1,770.7)	$(6,670.4)	$(1,897.0)	$4,899.7	(73.5)%	$(4,773.4)	251.6%
Effective tax rate	(25.8)%	(64.2)%	(67.0)%

The Company’s effective tax rate for the twelve months ended December 31, 2018, 2017 and 2016 was a benefit of 25.8%, a benefit of 64.2% and a benefit of 67.0%, respectively. The reconciliations between the statutory Irish tax rates for Allergan plc and the effective income tax rates were as follows:

	Allergan plc
	Years Ended December 31,
	2018	2017	2016
Statutory rate	(12.5)%	(12.5)%	(12.5)%
Earnings subject to U.S. taxes (1) (2)	(1.8)%	(17.4)%	(37.5)%
Earnings subject to rates different than the statutory rate (1)(2)	(3.4)%	2.1%	(18.3)%
Impact of U.S. tax reform enactment (3)	(0.2)%	(27.2)%	0.0%
Tax reserves and audit outcomes	2.6%	0.4%	(0.7)%
Non-deductible expenses (4)	7.4%	0.2%	3.1%
Impact of acquisitions and reorganizations (5)	(15.3)%	(9.3)%	3.1%
Tax credits and U.S. special deductions	(0.9)%	(1.5)%	(3.1)%
Rate changes (6)	2.2%	(1.2)%	(7.4)%
Valuation allowances (7)	(3.7)%	2.2%	6.5%
Other	(0.2)%	0.0%	(0.2)%
Effective income tax rate	(25.8)%	(64.2)%	(67.0)%

The material drivers of the period-over-period tax rate movements are as follows:

Years Ended December 31, 2018 and 2017

(1)

The benefit to the 2018 effective tax rate was lower as compared to 2017 due to fewer losses in jurisdictions with tax rates higher than the Irish statutory rate, the reduction of the U.S. federal tax rate as a result of Tax Reform and the net impact of GILTI, which is being treated as a period cost in 2018 and was not included in 2017.

(2)

In 2018, the Company recorded amortization expense of $6.6 billion and intangible impairment charges of $3.0 billion, resulting in a tax benefit of $277.5 million, as a portion of these amounts were incurred in jurisdictions with tax rates higher than the Irish statutory rate.  Comparatively, in 2017, the Company recorded amortization expense of $7.2 billion and impairment charges of $8.7 billion, including Teva Share Activity, resulting in a net tax benefit of $1,262.2 million, favorably impacting the 2017 effective tax rate as compared to 2018.

(3)

In 2017, as part of the enactment of the TCJA, the Company recorded a provisional net deferred tax benefit of $2.8 billion related to the change in tax rates applicable to our deferred tax liabilities, the net reversal of amounts previously accrued for taxes on unremitted earnings of certain non-U.S. subsidiaries and the tax on the deemed repatriation of the Deferred Foreign Earnings of certain non-U.S. subsidiaries (toll charge). Adjustments were recorded in 2018 at the close of the measurement period under SAB 118, but were not material.

(4)

In 2018, the Company recorded goodwill impairments of $3.5 billion (including a portion allocated to assets held for sale) with no corresponding tax benefit, resulting in a tax detriment of $432.9 million to the 2018 effective tax rate.

(5)

In 2018, the Company recorded a tax benefit of $1,047.8 million for deferred taxes related to the tax effects of integration and the recognition of outside basis differences. This resulted in a more favorable impact on the effective tax rate as compared to 2017.

(6)	As a result of statutory and other tax rate changes applied to certain deferred tax assets and liabilities, the Company recorded a detriment of $148.0 million in the year ended December 31, 2018.
(7)

In 2018, the Company recorded a tax benefit of $254.0 million for the full release of a valuation allowance related to the Company’s foreign tax credit and partial release related to non-U.S. net operating loss carryforwards.

Years Ended December 31, 2017 and 2016

(1)	The benefit to the 2017 effective tax rate was lower as compared to 2016 due to proportionately fewer losses in jurisdictions with tax rates higher than the Irish statutory rate.
(2)

In 2017, the Company recorded amortization expense of $7.2 billion and impairment charges of $8.7 billion, including Teva Share Activity. A significant portion of these amounts were incurred in jurisdictions with tax rates higher than the Irish statutory rate resulting in a net $1,262.2 million favorable impact on the 2017 effective tax rate.

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

Financial results of the global generics business and the Anda Distribution business are presented as “(Loss) / income from discontinued operations, net of tax” on the Consolidated Statements of Operations for the years ended December 31, 2017 and 2016.

The following table presents key financial results of the global generics business and the Anda Distribution business included in “(Loss) / income from discontinued operations, net of tax” for the years ended December 31, 2017 and 2016 ($ in millions):

	Years Ended December 31,
	2017	2016
Net revenues	$-	$4,504.3
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	2,798.3
Research and development	-	269.4
Selling and marketing	-	352.9
General and administrative	18.8	425.8
Amortization	-	4.8
Asset sales and impairments, net	1.2	-
Total operating expenses	20.0	3,851.2
Operating (loss) / income	(20.0)	653.1
Other (expense) / income, net	(470.4)	15,932.2
(Benefit) / provision for income taxes	(87.5)	670.8
(Loss) / income from discontinued operations, net of tax	$(402.9)	$15,914.5

The operating income reflects approximately seven months of operating activity of the Company’s former generics business and approximately nine months of operating activity of the Anda Distribution business in the year ended December 31, 2016. “Other (expense) / income, net” includes the gain on sale of the businesses to Teva.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Position

Working capital at December 31, 2018 and 2017 is summarized as follows ($ in millions):

	December 31,	December 31,	Increase
	2018	2017	(Decrease)
Current assets:
Cash and cash equivalents	$880.4	$1,817.2	$(936.8)
Marketable securities	1,026.9	4,632.1	(3,605.2)
Accounts receivable, net	2,868.1	2,899.0	(30.9)
Inventories	846.9	904.5	(57.6)
Current assets held for sale	34.0	-	34.0
Prepaid expenses and other current assets	819.1	1,123.9	(304.8)
Total current assets	6,475.4	11,376.7	(4,901.3)
Current liabilities:
Accounts payable and accrued expenses	4,787.2	5,541.4	(754.2)
Income taxes payable	72.4	74.9	(2.5)
Current portion of long-term debt and capital leases	868.3	4,231.8	(3,363.5)
Total current liabilities	5,727.9	9,848.1	(4,120.2)
Working Capital	$747.5	$1,528.6	$(781.1)
Current Ratio	1.13	1.16

Working capital movements were primarily due to the following:

•	The Company generated cash flows from operations of $5,640.1 million;
•

The Company paid dividends of $1,049.8 million and repurchased ordinary shares of $2,775.4 million in the year ended December 31, 2018 including $2,740.4 million as part of the Company’s share repurchase program;

•

The Company converted marketable securities to fund the payment of $3,750.0 million of senior note maturities, the repayment of the Company’s outstanding margin loan of $459.0 million, the repayment of its 2.450% notes due June 15, 2019 for $491.2 million and $3,447.9 million of open market debt repurchases at face value offset by the net issuance of Euro debt of $1,919.7 million;

•	The Company divested all Teva securities; and
•	The Company paid $700.0 million to settle the Teva working capital dispute arbitration.

Cash Flows

The Company’s cash flows are summarized as follows ($ in millions):

	Years Ended December 31,		2018 vs 2017
	2018	2017	$ Change
Net cash provided by operating activities	$5,640.1	$6,079.0	$(438.9)
Net cash provided by / (used in) investing activities	$3,098.5	$(878.0)	$3,976.5
Net cash (used in) financing activities	$(9,680.1)	$(5,129.2)	$(4,550.9)

Cash flows from operations represent net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities decreased $438.9 million in the year ended December 31, 2018 versus the prior year period due to cash taxes of $722.5 million offset by other working capital items.

Management expects that available cash balances will provide sufficient resources to fund our operating liquidity needs and expected capital expenditure funding requirements for at least the next twelve months.

Investing cash flows for the year ended December 31, 2018 reflect the net cash provided by the sale of businesses and assets including Medical Dermatology and Rhofade® of $663.0 million and the net sale of investments of $3,124.6 million, offset, in part, by payments to settle Teva related matters of $466.0 million.  Investing cash flows for the year ended December 31, 2017 reflect the net cash provided by the net sale of marketable securities of $5,369.5 million offset, in part, by the cash purchases of LifeCell for $2,874.4 million and Zeltiq of $2,346.7 million, net of cash acquired, and the purchase of intangible assets of $614.3 million.

Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of ordinary shares, dividend payments and proceeds from the exercise of stock options.  Cash used in financing activities in the year ended December 31, 2018 primarily related to the repayment of indebtedness of $8,804.5 million, the repurchase of ordinary shares of $2,775.4 million, the payment of dividends of $1,049.8 million, and payments to settle Teva-related matters of $234.0 million, which was outstanding greater than one year, offset, in part, by borrowings under the revolving credit facility of $700.0 million, the Euro senior note issuance of $1,919.7 million and other borrowings and proceeds from the forward sale of Teva shares of $465.5 million.

Cash used in financing activities in the year ended December 31, 2017 primarily related to the repayment of indebtedness of $6,413.6 million, which included debt repurchased under the tender offer completed on May 30, 2017 and the early redemption of certain debt securities, the payment of dividends of $1,218.2 million and payments relating to contingent consideration and other financing of $511.6 million, and $493.0 million repurchases of ordinary shares, offset, in part by long-term borrowings of $3,550.0 million.

Debt and Borrowing Capacity

Refer to “NOTE 17 – Long-Term Debt and Capital Leases” for further details regarding the components of debt.

Long-term Obligations

The following table lists certain of our enforceable and legally binding obligations as of December 31, 2018. Certain amounts included herein are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligation we will actually pay in future periods may vary from those reflected in the table ($ in millions):

	Payments Due by Period (Including Interest on Debt)
	Total	2019	2020-2021	2022-2023	Thereafter
Long-term debt(1)	$23,813.1	$802.7	$7,169.4	$5,563.9	$10,277.1
Cash interest(1)	6,708.8	765.3	1,357.2	918.0	3,668.3
Property lease obligations(2)	419.0	62.5	100.4	82.3	173.8
Sales based and other milestone obligations(3)	10,213.4	32.3	125.0	65.5	9,990.6
R&D / approval milestone obligations(3)	6,105.7	182.9	1,063.3	542.3	4,317.2
Other obligations and commitments(4)	1,602.0	84.0	1,014.8	277.2	226.0
Total	$48,862.0	$1,929.7	$10,830.1	$7,449.2	$28,653.0

(1) Amounts represent total minimum cash payments and anticipated interest payments, as applicable, assuming scheduled repayments under the Company’s existing notes. Amounts exclude fair value adjustments, discounts or premiums on outstanding debt obligations.

(2) Amounts represent property leases for our global business.

(3) Amounts represent contingent consideration obligations, including accretion resulting from various acquisitions.  The table above reflects the anticipated timing of R&D and approval related milestones and sales based milestones.  Certain agreements also include royalties based on commercial sales which are excluded from the table above.

(4) Other obligations and commitments include the liabilities for income tax associated with uncertain tax positions and the U.S. toll charge.

The following are contractual commitments relating to the R&D and approval related milestones and sales based milestones ($ in millions):

Transaction	Product	Maximum Milestones	R&D / Approval Milestones	Sales Based and Other Milestones
Heptares Therapeutics, Ltd.	Neurological disorders	$3,224.5	$649.5	$2,575.0
Assembly Biosciences, Inc.	Gastrointestinal products	2,459.0	1,069.0	1,390.0
AstraZeneca plc License	Brazikumab	1,250.0	210.0	1,040.0
Akarna Therapeutics, Ltd.	Inflammatory and fibrotic diseases	975.0	600.0	375.0
Tobira Therapeutics, Inc.	Cenicriviroc	800.1	400.1	400.0
Chase Pharmaceuticals Corporation	Neurodegenerative disorders	800.0	250.0	550.0
Merck & Co.	Ubrogepant & Atogepant	780.0	350.0	430.0
Retrosense Therapeutics, LLC	RST-001	495.4	245.4	250.0
Naurex, Inc.	GLYX-13	475.0	75.0	400.0
AqueSys, Inc.	Xen Gel Stent	300.0	-	300.0
Topokine Therapeutics, Inc.	XAF5	260.0	110.0	150.0
Oculeve, Inc.	True Tear®	150.0	50.0	100.0
ForSight VISION5, Inc.	Bimatoprost Ring	125.0	125.0	-
All Other		4,225.1	1,971.7	2,253.4
Total		$16,319.1	$6,105.7	$10,213.4

Such milestone payments will only be payable in the event that the Company achieves contractually defined, success-based milestones, such as:

•	the advancement of the specified research and development programs;
•	the receipt of regulatory approval for the specified compounds or products; and/or
•	reaching a sales threshold of the specified compounds or products.

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

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting estimates that we believe are important to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition
•	Product Rights and Other Definite Lived Intangible Assets
•	Goodwill and Intangible Assets with Indefinite Lives
•	Allocation of Acquisition Fair Values to Assets Acquired and Liabilities Assumed
•	Income Taxes
•	Contingent Consideration and Other Commitments

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and requires management’s best estimates of the underlying data in its application. There are also areas in which management’s judgment in selecting among available GAAP alternatives would not produce a materially different result.

Revenue Recognition

On January 1, 2018, we adopted ASU No. 2014-09, "Revenue from Contracts with Customers" (“Topic 606”), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting practices.  The impact to revenues for the year ended December 31, 2018 was not significant as a result of the adoption.  The adoption of this guidance does not have a material impact on the Company’s financial position or results of operations as the Company’s sales primarily are governed by standard ship and bill terms of pharmaceutical products to customers.

The Company applies the “practical expedient” as defined in Topic 606 to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs which are included in selling, general, and administrative expenses are consistent with the accounting prior to the adoption of Topic 606. The Company also elected to use the practical expedient to not adjust the promised amount of consideration for the effects of the time value of money for contracts in which the anticipated period between when the Company transfers the goods or services to the customer and when the customer pays is equal to one year or less.

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

The Company’s performance obligations are primarily achieved when control of the products is transferred to the customer. Transfer of control is based on contractual performance obligations, but typically occurs upon receipt of the goods by the customer as that is when the customer has obtained control of significantly all of the economic benefits.

Prior to the achievement of performance obligations, shipping and handling costs associated with outbound freight for a product to be transferred to a customer are accounted for as a fulfillment cost and are included in selling and marketing expenses.  When the Company sells a business and future royalties are considered as part of the consideration, the Company recognizes the royalties as a component of “other income / (expense), net”.

Other revenues earned are mainly comprised of royalty income from licensing of intellectual property. Royalty income is recognized when the licensee’s subsequent sale occurs.

Refer to “ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” for our revenues disaggregated by product and segment and our revenues disaggregated by geography for our international segment.  We believe this level of disaggregation best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

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

Provisions for SRAs

As is customary in the pharmaceutical industry, certain customers may receive cash-based incentives or credits, which are variable consideration accounted for as SRAs. The Company estimates SRA amounts based on the expected amount to be provided to customers, which reduces the revenues recognized. The Company believes that there will not be significant changes to our estimates of variable consideration. The Company uses a variety of methods to assess the adequacy of the SRA reserves to ensure that our financial statements are fairly stated.  These provisions are estimated based on historical payment experience, the historical relationship of the deductions to gross product revenues, government regulations, estimated utilization or redemption rates, estimated customer inventory levels and current contract sales terms. The estimation process used to determine our SRA provisions has been applied on a consistent basis and no material revenue adjustments to total reported revenues have been necessary to increase or decrease our reserves for SRA as a result of a significant change in underlying estimates.

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

The following table summarizes the activity from continuing operations in the Company’s major categories of SRA ($ in millions):

	Chargebacks	Rebates	Returns and Other Allowances	Cash Discounts	Total
Balance at December 31, 2015	$78.2	$1,344.4	$367.5	$25.1	$1,815.2
Provision related to sales in 2016	1,003.2	4,338.7	1,390.1	306.5	7,038.5
Credits and payments	(967.2)	(4,069.1)	(1,341.7)	(296.9)	(6,674.9)
Balance at December 31, 2016	$114.2	$1,614.0	$415.9	$34.7	$2,178.8
Provision related to sales in 2017	1,098.7	4,891.4	1,799.3	330.6	8,120.0
Credits and payments	(1,135.7)	(4,710.4)	(1,734.7)	(328.8)	(7,909.6)
Add: LifeCell and Zeltiq Acquisitions	-	4.2	37.1	-	41.3
Balance at December 31, 2017	$77.2	$1,799.2	$517.6	$36.5	$2,430.5
Provision related to sales in 2018	1,117.7	5,464.7	1,725.3	322.2	8,629.9
Credits and payments	(1,133.1)	(5,355.4)	(1,676.3)	(328.0)	(8,492.8)
Balance at December 31, 2018	$61.8	$1,908.5	$566.6	$30.7	$2,567.6
Contra accounts receivable at December 31, 2018	$61.8	$76.4	$38.8	$30.7	$207.7
Accounts payable and accrued expenses at December 31, 2018	$-	$1,832.1	$527.8	$-	$2,359.9

The following table summarizes the balance sheet classification of our SRA reserves ($ in millions):

	December 31, 2018	December 31, 2017
Contra accounts receivable	$207.7	$250.6
Accounts payable and accrued expenses	2,359.9	2,179.9
Total	$2,567.6	$2,430.5

The SRA provisions recorded to reduce gross product sales to net product sales, excluding discontinued operations, were as follows ($ in millions):

	Years Ended December 31,
	2018	2017	2016
Gross product sales	$24,056.9	$23,688.4	$21,398.6
Provisions to reduce gross product sales to net products sales	(8,629.9)	(8,120.0)	(7,038.5)
Net product sales	$15,427.0	$15,568.4	$14,360.1
Percentage of SRA provisions to gross sales	35.9%	34.3%	32.9%

Collectability Assessment

At the time of contract inception or customer account set-up, the Company performs a collectability assessment on the creditworthiness of such customer. The Company assesses the probability that the Company will collect the consideration to which it will be entitled in exchange for the goods sold. In evaluating collectability, the Company considers the customer’s ability and intention to pay consideration when it is due. On a recurring basis, the Company estimates the amount of receivables considered uncollectible after sale to the customer to reflect allowances for doubtful accounts.  Provision for bad debts, included in general and administrative expenses, were $18.5 million, $11.6 million and $3.5 million in the years ended December 31, 2018, 2017 and 2016, respectively.

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

Product Rights and Other Definite Lived Intangible Assets

Our product rights and other definite lived intangible assets are stated at cost, less accumulated amortization, and are amortized using the economic benefit model or the straight-line method, if results are materially aligned, over their estimated useful lives. We determine amortization periods for product rights and other definite lived intangible assets based on our assessment of various factors impacting estimated cash flows. Such factors include the product’s position in its life cycle, the existence or absence of like products in the market, various other competitive and regulatory issues, and contractual terms. Significant changes to any of these factors may result in an impairment, a reduction in the intangibles useful life or an acceleration of related amortization expense, which could cause our net results to decline.

Product rights and other definite lived intangible assets are tested periodically for impairment when events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. The impairment testing involves comparing the carrying amount of the asset to the forecasted undiscounted pre-tax future cash flows over its useful life, including any salvage value. In the event the carrying value of the asset exceeds the undiscounted future cash flows, the carrying value is considered not recoverable and an impairment exists. An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using discounted future cash flows. The computed impairment loss is recognized in net (loss) / income in the period that the impairment occurs. Assets which are not impaired may require an adjustment to the remaining useful lives for which to amortize the asset. Our projections of discounted cash flows use a discount rate determined by our management to be commensurate with the risk inherent in our business model. Our estimates of future cash flows attributable to our other definite lived intangible assets require significant judgment based on our historical and anticipated results and are subject to many factors. Different assumptions and judgments could materially affect the calculation of the undiscounted cash flows of the other definite lived intangible assets which could trigger impairment.

Goodwill and Intangible Assets with Indefinite Lives

General

The Company tests goodwill and intangible assets with indefinite lives for impairment annually in the second quarter. Additionally, the Company may perform interim tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit or an indefinite lived intangible asset below its carrying amount such as those fourth quarter 2018 triggering events relating to the Company’s General Medicine Reporting Unit as discussed in “NOTE 16 — Goodwill, Product Rights and Other Intangible Assets”.  The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units.

The Company tests goodwill for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors, including Reporting Unit specific operating results as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair values of a Reporting Unit is less than its carrying amount, including goodwill. The Company may elect to bypass this qualitative assessment for some or all of its Reporting Units and perform a quantitative test as of the measurement date of the test.

Goodwill is considered impaired if the carrying amount of the net assets exceeds the fair value of the reporting unit. Impairment, if any, would be recorded in operating income / (loss) and this could result in a material impact to net income / (loss) and income / (loss) per share.

Prior to Allergan’s 2018 annual impairment test, the Company adopted the new guidance under Accounting Standard Update No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment which eliminated step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation to measure goodwill impairment loss as of January 1, 2018.  A goodwill impairment loss under the new guidance is instead measured using a single step test based on the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill.

Acquired IPR&D intangible assets represent the value assigned to research and development projects acquired in a business combination that, as of the date acquired, represent the right to develop, use, sell and/or offer for sale a product or other intellectual property that has not been completed or approved. The IPR&D intangible assets are subject to impairment testing until completion or abandonment of each project. Upon abandonment, the assets are impaired if there is no future alternative use or ability to sell the asset. Impairment testing requires the development of significant estimates and assumptions involving the determination of estimated net cash flows for each year for each project or product (including net revenues, cost of sales, R&D costs, selling and marketing costs and other costs which may be allocated), determination of the appropriate discount rate in order to measure the risk inherent in each future cash flow stream, assessment of each asset’s life cycle, potential regulatory and commercial success risks, and competitive trends impacting the asset and each cash flow stream as well as other factors. The major risks and uncertainties associated with the timely and successful completion of IPR&D projects include legal risk, market risk and regulatory risk. Changes in our assumptions could result in future impairment charges. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change or the timely completion of each project and commercial success will occur. For these and other reasons, actual results may vary significantly from estimated results.

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

The TCJA introduced an additional U.S. tax on certain non-U.S. subsidiaries’ earnings which are considered to be Global Intangible Low Taxed Income (referred to as “GILTI”). Under this provision, the amount of GILTI included by a U.S. shareholder will be taxed at a rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset for foreign tax credits. After consideration of the relevant guidance and completing the accounting for the tax effects of the TCJA, the Company has elected to treat GILTI as a period cost.

Contingent Consideration and Other Commitments

We determine the acquisition date fair value of contingent consideration obligations for business acquisitions based on a probability-weighted income approach derived from revenue estimates, post-tax gross profit levels and a probability assessment with respect to the likelihood of achieving contingent obligations including contingent payments such as milestone obligations, royalty obligations and contract earn-out criteria, where applicable. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined using the fair value concepts defined in ASC Topic 820 “Fair Value Measurement,” (“ASC 820”). The resultant probability-weighted cash flows are discounted using an appropriate effective annual interest rate. At each reporting date, the contingent consideration obligation will be revalued to estimated fair value and changes in fair value will be reflected as income or expense in our consolidated statement of operations. Changes in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of future revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations. Changes in assumptions utilized in our contingent consideration fair value estimates could result in an increase or decrease in our contingent consideration obligation and a corresponding charge or reduction to operating results.

We are involved in various legal proceedings in the normal course of our business, including product liability litigation, intellectual property litigation, employment litigation and other litigation. We record reserves related to these legal matters when losses related to such litigation or contingencies are both probable and reasonably estimable. Refer to “NOTE 25 — Commitments and Contingencies” in the accompanying “Notes to the Consolidated Financial Statements” in this document for a description of our significant current legal proceedings.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, which states that a lessee should recognize the assets and liabilities that arise from leases. This update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  As of the January 1, 2019 transition date, the right of use (“ROU”) asset and liability were less than 1.0% and less than 2.0% of total Company assets and liabilities, respectively.

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

Investment Risk

As of December 31, 2018, our total investments in marketable and equity securities of other companies, including equity method investments, but excluding securities considered cash and cash equivalents, were $1,072.9 million (included in marketable securities and investments and other assets). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.

We regularly review the carrying value of our investments and identify and recognize losses for income statement purposes.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our non-equity investment portfolio. Our cash is invested in money market securities.

Our permitted investments in marketable securities include highly liquid money market securities classified as available-for-sale securities.  No security as of December 31, 2018 has a maturity in excess of one year. These investments include floating rate securities that are exposed to interest rate fluctuations. Because of the short-term nature of these investments, we are subject to minimal interest rate risk and do not believe that an increase in market rates would have a significant negative impact on the value of our portfolio.

Floating Rate Debt

At December 31, 2018, borrowings outstanding under the floating rate notes were $2,105.4 million. Assuming a one percent increase in the applicable interest rate on the Company’s floating rates notes, annual interest expense would increase by approximately $21.1 million over the next twelve months.

In January 2019, Allergan entered into $500 million notional float to fixed interest rate swaps maturing on March 12, 2020 whereby it fixed the interest rates on $500.0 million floating rate notes due March 12, 2020 to an average interest rate of 3.98%.  The swaps are anticipated to be a highly effective cash flow hedge and qualify for hedge accounting treatment.

Fixed Rate Debt

The Company has outstanding borrowings under its fixed rate notes. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.

Euro Denominated Debt

The Company has outstanding borrowings under its Euro denominated notes.  Changes in foreign exchange rates may impact cash flows for principal and interest.

Interest Rate

The Company may use interest rate swap contracts on certain investing and borrowing transactions to manage its net exposure to interest rate changes and its overall cost of borrowing. The Company does not use leveraged swaps and does not leverage any of its fixed income investments that would put principal capital at risk.

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

From time to time, we enter into foreign currency forward contracts which change in value as foreign exchange rates change to allow the Company to economically offset the effect of changes in the value of foreign currency assets and liabilities. We have entered into foreign currency forward contracts in amounts between minimum and maximum existing or anticipated foreign exchange exposures.

The Company is subject to transactional items which are denominated in currencies other than the functional currency and therefore movements in exchange rates may impact the results of operations.  Net foreign currency losses / (gains) reflected in general and administrative expenses were $28.8 million, $97.5 million and $(52.8) million for the years ended December 31, 2018, 2017 and 2016, respectively.

The currency for Argentina was deemed hyperinflationary in the third quarter of 2018 and is now being accounted for using the Company’s functional currency.  The impact is immaterial to the Company’s operations.

In November 2018, the Company entered into a 700 million Euro forward contract to buy Euros while selling USD.  The derivative has a maturity of May 31, 2019.  The derivative instrument will be marked-to-market to the P&L offsetting the revaluation (P&L) impact on the Euro 700 million variable interest debt. For the year ended December 31, 2018, the Company recorded a gain of $5.9 million relating to this instrument.

The Company is exposed to foreign exchange risk in its international operations from foreign currency purchases, net investments in foreign subsidiaries, and foreign currency assets and liabilities created in the normal course of business, including the Euro Denominated Notes. In the year ended December 31, 2018, we used effective net investment hedges to partially offset the effects of foreign currency on our investments in certain of our foreign subsidiaries. The total notional amount of our instruments designated as net investment hedges was $5.1 billion as of December 31, 2018 and $3.6 billion as of December 31, 2017.  During the years ended December 31, 2018 and 2017, the impact of the net investment hedges recorded in other comprehensive (loss) / income was a gain of $144.5 million and a loss of $208.2 million, respectively.

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

As required by SEC Rule 13a-15(b), Allergan plc carried out an evaluation, under the supervision and with the participation of Allergan plc’s management, including Allergan plc’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Allergan plc’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on this evaluation Allergan plc’s Principal Executive Officer and Principal Financial Officer concluded that Allergan plc’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.

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

As required by SEC Rule 13a-15(b), Warner Chilcott Limited carried out an evaluation, under the supervision and with the participation of Warner Chilcott Limited’s management, including Warner Chilcott Limited’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Warner Chilcott Limited’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on this evaluation Warner Chilcott Limited’s Principal Executive Officer and Principal Financial Officer concluded that Warner Chilcott Limited’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.

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

Management of Allergan plc and Warner Chilcott Limited has assessed the effectiveness of Allergan plc and Warner Chilcott Limited’s internal control over financial reporting as of December 31, 2018, based on criteria set forth in “Internal Control — Integrated Framework” (2013) issued by Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment of internal control over financial reporting, management concluded that Allergan plc and Warner Chilcott Limited internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of December 31, 2018.

The effectiveness of Allergan plc’s internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.  The effectiveness of Warner Chilcott Limited’s internal control over financial reporting as of December 31, 2018, has not been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting of Allergan plc and Warner Chilcott Limited

During the quarter ended December 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Allergan plc and Warner Chilcott Limited’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

From time to time, we use our website, our Facebook, Instagram, LinkedIn and Twitter accounts and other social media channels as additional means of disclosing public information to investors, the media and others interested in the Company. Additionally, our Chairman, President and Chief Executive Officer, Brent L. Saunders, and our Executive Vice President and Chief Commercial Officer, Bill Meury, may use similar social media channels to disclose public information.  It is possible that certain information we post on our website and on social media could be deemed to be material information, and we encourage investors, the media and others interested in the Company to review the business and financial information we post on our website and on the social media channels identified above. The information on our website and those social media channels is not incorporated by reference into this Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information concerning directors of Allergan required under this Item is incorporated herein by reference to the “Director Nominees For Election at the Annual Meeting” section of our definitive proxy statement, to be filed pursuant to Regulation 14A, related to our 2019 Annual General Meeting of Shareholders to be held on May 1, 2019 (our “2019 Proxy Statement”).

The information concerning our Audit Committee and the independence of its members required by this Item, along with information about the financial expert(s) serving on the Audit Committee, is incorporated by reference to “Audit and Compliance Committee” section of our 2019 Proxy Statement.

Executive Officers of the Registrant

Below are our executive officers as of February 15, 2019:

Name	Age	Principal Position with Registrant
Brenton L. Saunders	49	Chairman, President and Chief Executive Officer
William Meury	51	Executive Vice President and Chief Commercial Officer
Matthew M. Walsh	52	Executive Vice President and Chief Financial Officer
A. Robert D. Bailey	55	Executive Vice President and Chief Legal Officer and Corporate Secretary
Karen L. Ling	55	Executive Vice President and Chief Human Resources Officer
Dr. C. David Nicholson	64	Executive Vice President and Chief R&D Officer
Wayne R. Swanton	51	Executive Vice President, Global Operations
James C. D’Arecca	48	Chief Accounting Officer

Brenton L. Saunders

Mr. Saunders is Chairman, President and Chief Executive Officer of Allergan and has served in the role of President and Chief Executive Officer since July 2014 and of Chairman since October 2016, having previously served as Chief Executive Officer and President, and as director, of Forest Laboratories, Inc. , prior to its acquisition by Allergan. Prior to that, he served as Chief Executive Officer of Bausch + Lomb Incorporated, a leading global eye health company, serving in this capacity from March 2010 until August 2013. Mr. Saunders also held a number of leadership positions at Schering-Plough, including the position of President of Global Consumer Health Care and was named head of integration for the company’s merger with Merck & Co. and for Schering-Plough’s acquisition of Organon BioSciences. Before joining Schering-Plough, Mr. Saunders was a Partner and Head of Compliance Business Advisory at PricewaterhouseCoopers LLP. Prior to that, he was Chief Risk Officer at Coventry Health Care and Senior Vice President, Compliance, Legal and Regulatory at Home Care Corporation of America. Mr. Saunders began his career as Chief Compliance Officer for the Thomas Jefferson University Health System. Mr. Saunders serves on the Board of Directors of Cisco Systems, Inc., RWJBarnabas Health and The Allergan Foundation, and is a member of the Business Council, the Business Roundtable and PhRMA.

William Meury

Mr. Meury is Executive Vice President and Chief Commercial Officer of Allergan and has served in this role since May 2016, having previously served as President, Branded Pharma from March 2015 and Executive Vice President, Commercial, North American Brands from July 2014. Mr. Meury served as Executive Vice President, Sales and Marketing at Forest prior to its acquisition by Allergan (then known as Actavis). He joined Forest in 1993 and held multiple roles of increasing responsibility in Marketing, New Products, Business Development, and Sales. Before joining Forest, Mr. Meury worked in public accounting for Reznick Fedder & Silverman and in financial reporting for MCI Communications. He received a B.S. in Economics from the University of Maryland. Mr. Meury serves on the Board of Directors of Syndax Pharmaceuticals, The Jed Foundation and the International Council of Ophthalmology Foundation.

Matthew M. Walsh

Mr. Walsh is Executive Vice President and Chief Financial Officer of Allergan and has served in this role since February 2018.  Prior to joining Allergan, Mr. Walsh served as EVP, CFO at Catalent for 10 years. Before Catalent, Mr. Walsh was President, CFO and Acting CEO at Escala Group, Inc. He previously held a variety of finance leadership roles at GenTek, Inc., including Vice

President-Finance & Chief Financial Officer, Vice President & Treasurer and Group Controller. Mr. Walsh is a CFA® charterholder. He received an MBA from Cornell University, SC Johnson School of Management and a Bachelor of Science in Chemical Engineering from Cornell University, College of Engineering.

A. Robert D. Bailey

Mr. Bailey is Executive Vice President and Chief Legal Officer and Corporate Secretary of Allergan, and has served in this role since July 2014, having served as Senior Vice President, Chief Legal Officer, General Counsel and Corporate Secretary of Forest prior to its acquisition by Allergan, from November 2013 to June 2014. Prior to that, Mr. Bailey served as Executive Vice President, Law, Policy and Communications at Bausch + Lomb from 2007 to 2013. Before joining Bausch + Lomb in 1994, he was an attorney at Nixon Peabody (formerly Nixon, Hargrave, Devans & Doyle). Mr. Bailey received his J.D. from the University of Minnesota and his B.A. from St. Olaf College.

Karen Ling

Ms. Ling is Executive Vice President and Chief Human Resources Officer of Allergan, and has served in this role since July 2014, having served as Senior Vice President and Chief Human Resources Officer at Forest from January 2014 to July 2014, prior to its acquisition by Allergan (then known as Actavis). Ms. Ling joined Forest from Merck & Co., where she served as Senior Vice President, Human Resources for the company’s Global Human Health and Consumer Care businesses worldwide beginning in November 2011. Previously, she served as Vice President, Compensation and Benefits at Merck and Group Vice President, Global Compensation & Benefits at Schering-Plough (which was acquired by Merck). Prior to joining Schering-Plough in 2008, Ms. Ling spent 14 years at Wyeth Pharmaceuticals in various positions of responsibility in human resources and in Wyeth’s Labour and Employment Department. Before joining Wyeth, Ms. Ling was an attorney at Goldstein and Manello, P.C. in Boston. She serves on the Board of Directors of the Glaucoma Foundation, Inc., The Jed Foundation and The Allergan Foundation. Ms. Ling received her J.D. from Boston University School of Law and a B.A. from Yale University.

Dr. C. David Nicholson

Dr. Nicholson is Executive Vice President and Chief R&D Officer of Allergan and has served in this role since March 2015. He joined Allergan (then known as Actavis) as Senior Vice President, Global Brands R&D in August 2014. Previously, he served as Chief Technology Officer and EVP, R&D for Bayer CropScience from March 2012 to August 2014; Vice President of Licensing and Knowledge Management at Merck from 2009 to December 2011; and Senior Vice President, responsible for Global Project Management and Drug Safety at Schering-Plough from 2007 to 2009. From 1988 to 2007, Dr. Nicholson held various leadership positions at Organon, where he most recently served as Executive Vice President, Research & Development and was a member of the company’s Executive Management Committee. Dr. Nicholson serves on the Board of Directors of Actinium Pharmaceuticals and Science Exchange.  He received a B.Sc. from the University of Manchester and his Ph.D. from the University of Wales.

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

James C. D’Arecca

Mr. D’Arecca is the Chief Accounting Officer of Allergan, and has served in this role since August 2013. Prior to joining Allergan, he held a similar position at Bausch + Lomb. Prior to joining Bausch + Lomb, Mr. D’Arecca worked for Merck & Co. and Schering-Plough. He also spent 13 years with PricewaterhouseCoopers as a Certified Public Accountant. Mr. D’Arecca received his MBA from Columbia University and his B.S. in Accounting from Rutgers University.

Our executive officers are appointed annually by the Board of Directors, hold office until their successors are chosen and qualified and may be removed at any time by the affirmative vote of a majority of the Board of Directors. We have employment agreements with most of our executive officers. There are no family relationships between any director and executive officer of Allergan.

Section 16(a) Compliance

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2019 Proxy Statement.

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

The information concerning executive and director compensation, and concerning our compensation committee and the compensation committee report for Allergan required under this Item is incorporated herein by reference to the “Compensation Discussion and Analysis” section of our 2019 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning security ownership of certain beneficial owners and management and related stockholder matters and the equity compensation plan information required under this Item is incorporated herein by reference to the “Stock Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information as of December 31, 2018” sections of our 2019 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions, and director independence required under this Item is incorporated herein by reference to the “Certain Relationships and Related Transactions” and “Director Independence” sections of our 2019 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning principal accounting fees and services required under this Item is incorporated herein by reference to the “Audit Fees” section of our 2019 Proxy Statement.

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

4.7

Indenture, dated as of August 20, 2010, between Warner Chilcott Company, LLC, Warner Chilcott Finance LLC, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.2 of Warner Chilcott plc’s Current Report on Form 8-K, filed with the SEC on August 24, 2010).

4.8

Indenture, dated as of September 14, 2010, among Allergan, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed with the SEC on September 14, 2010).

4.9

First Supplemental Indenture, dated as of September 14, 2010, among Allergan, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed with the SEC on September 14, 2010).

Exhibit No.	Description

4.10

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

4.12

Third Supplemental Indenture, dated as of October 1, 2013, by and among Warner Chilcott Company, LLC, Warner Chilcott Finance LLC, Actavis plc (now known as Allergan plc), and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of Allergan plc’s Current Report on Form 8-K, filed with the SEC on October 2, 2013).

4.13

Indenture, dated as of March 12, 2013, among Allergan, Inc. and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed with the SEC on March 12, 2013).

4.14

First Supplemental Indenture, dated as of March 12, 2013, among Allergan, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed with the SEC on March 12, 2013).

4.15

Second Supplemental Indenture, dated as of April 16, 2015, by and among Allergan, Inc., Actavis plc (now known as Allergan plc), Warner Chilcott Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to Allergan plc’s Current Report on Form 8-K, filed with the SEC on April 22, 2015).

4.16

Indenture, dated as of January 31, 2014, between Forest Laboratories, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Forest Laboratories, Inc.’s Current Report on Form 8-K filed with the SEC on February 3, 2014).

4.17

Indenture, dated as of January 31, 2014, between Forest Laboratories, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of Forest Laboratories, Inc.’s Current Report on Form 8-K filed with the SEC on February 3, 2014).

4.18

Indenture, dated as of December 10, 2013, by and among Forest Laboratories, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Forest Laboratories, Inc.’s Current Report on Form 8-K filed with the SEC on December 11, 2013).

4.19

First Supplemental Indenture, dated as of June 12, 2014, between Forest Laboratories, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Forest Laboratories, Inc.’s Current Report on Form 8-K filed with the SEC on June 13, 2014).

4.20

First Supplemental Indenture, dated as of June 12, 2014, between Forest Laboratories, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of Forest Laboratories, Inc.’s Current Report on Form 8-K filed with the SEC on June 13, 2014).

4.21

First Supplemental Indenture, dated as of June 12, 2014, between Forest Laboratories, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 of Forest Laboratories, Inc.’s Current Report on Form 8-K filed with the SEC on June 13, 2014).

4.22

Second Supplemental Indenture, between Tango Merger Sub 2 LLC and Wells Fargo Bank, National Association, as trustee, dated July 1, 2014 (incorporated by reference to Exhibit 4.1 of Allergan plc’s Current Report on Form 8-K filed with the SEC on July 3, 2014).

4.23

Second Supplemental Indenture, between Tango Merger Sub 2 LLC and Wells Fargo Bank, National Association, as trustee, dated July 1, 2014 (incorporated by reference to Exhibit 4.2 of Allergan plc’s Current Report on Form 8-K filed with the SEC on July 3, 2014).

4.24

Second Supplemental Indenture, between Tango Merger Sub 2 LLC and Wells Fargo Bank, National Association, as trustee, dated July 1, 2014 (incorporated by reference to Exhibit 4.3 of Allergan plc’s Current Report on Form 8-K filed with the SEC on July 3, 2014.

4.25

Third Supplemental Indenture, among Actavis plc (now known as Allergan plc), Tango Merger Sub 2 LLC and Wells Fargo Bank, National Association, as trustee, dated July 1, 2014 (incorporated by reference to Exhibit 4.4 of Allergan plc’s Current Report on Form 8-K filed with the SEC on July 3, 2014).

Exhibit No.	Description

4.26

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

4.28

Fourth Supplemental Indenture, among Allergan Sales, LLC, Allergan plc and Wells Fargo Bank, National Association, as trustee, dated July 1, 2014 (incorporated by reference to Exhibit 4.1 of Allergan plc’s Current Report on Form 8-K filed with the SEC on January 2, 2018).

4.29

Fourth Supplemental Indenture, among Allergan Sales, LLC, Allergan plc and Wells Fargo Bank, National Association, as trustee, dated July 1, 2014 (incorporated by reference to Exhibit 4.2 of Allergan plc’s Current Report on Form 8-K filed with the SEC on January 2, 2018).

4.30

Indenture, dated June 19, 2014, by and among Actavis Funding SCS (now known as Allergan Funding SCS), the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Allergan plc’s Current Report on Form 8-K filed with the SEC on June 20, 2014).

4.31

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

4.32

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

4.33

Second Supplemental Indenture, dated as of May 7, 2015, among Actavis Funding SCS (now known as Allergan Funding SCS) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.20 to Allergan plc’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2015).

4.34

Third Supplemental Indenture, dated as of May 26, 2017, among Allergan Funding SCS and Wells Fargo Bank, National Association, as trustee, including the forms of Allergan Funding SCS’s 0.500% Notes due 2021, 1.250% Notes due 2024, 2.215% Notes due 2029 and Floating Rate Notes due 2019 (incorporated by reference to Exhibit 4.1 to Allergan plc’s Current Report on Form 8-K, filed with the SEC on May 26, 2017).

4.35

Fourth Supplemental Indenture, dated as of November 15, 2018, among Allergan Funding SCS and Wells Fargo Bank, National Association, as trustee, including the forms of Allergan Funding SCS’s 1.500% Notes due 2023, 2.625% Notes due 2028 and Floating Rate Notes due 2020 (incorporated by reference to Exhibit 4.1 to Allergan plc’s Current Report on Form 8-K, filed with the SEC on November 15, 2018).

10.1	Form of Director and Executive Officer Indemnity Agreement (incorporated by reference to Exhibit 10.1 to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2006).

10.2#

Form of Non-Qualified Stock Option Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008).

10.3#

Form of Non-Qualified Stock Option Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (Amended February 2010) (incorporated by reference to Exhibit 10.32 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009).

10.4#	Amended and Restated Allergan plc 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Allergan, plc’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2016).

10.5#

Form of Non-Qualified Stock Option Grant Notice for Employees under the Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.6 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 2011).

Exhibit No.	Description

10.6#

Form of Restricted Stock Award Grant Notice for Employees under the Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 2011).

10.7#

Form of Restricted Stock Unit Award Grant Notice for Employees under the Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.9 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 2011).

10.8#

Form of Performance-Based Restricted Stock Unit Award Grant Notice for Employees under the Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.40 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2011).

10.9#

Form of 2014 Performance-Based Restricted Stock Unit Award Grant Agreement for Employees under the Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Report on Form 10-Q for the Quarter Ended September 30, 2014).

10.10#

Form of Non-Qualified Stock Option Grant Agreement for Employees under the Allergan, Inc. 2011 Incentive Award Plan (Amended February 2014) (incorporated by reference to Exhibit 10.40 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2013).

10.11#

Form of Restricted Stock Unit Grant Agreement for Employees under the Allergan, Inc. 2011 Incentive Award Plan (Amended February 2014) (incorporated by reference to Exhibit 10.41 to Allergan, Inc.’s Annual Report on form 10-K for the Fiscal Year ended December 31, 2013).

10.12#

Form of Restricted Stock Unit Award Grant Agreement for Employees under the Allergan, Inc. 2011 Incentive Award Plan (Amended February 2015) (incorporated by reference to Exhibit 10.48 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2014).

10.13#

Form of Non-Qualified Stock Option Grant Agreement for Employees under the Allergan, Inc. 2011 Incentive Award Plan (Amended February 2015) (incorporated by reference to Exhibit 10.50 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2014).

10.14#

Form of Non-Qualified Stock Option Grant Agreement for Employees under the Amended and Restated Allergan, Inc. 2011 Incentive Award Plan (March 2015) (incorporated by reference to Exhibit 10.35 to Allergan plc’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2015).

10.15#

Form of Performance-Based Restricted Stock Unit Award Grant Agreement for Employees under the Amended and Restated Allergan, Inc. 2011 Incentive Award Plan (March 2015) (incorporated by reference to Exhibit 10.36 to Allergan plc’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2015).

10.16#

Form of Restricted Stock Unit Award Grant Agreement for Employees under the Amended and Restated Allergan, Inc. 2011 Incentive Award Plan (March 2015) (incorporated by reference to Exhibit 10.37 to Allergan plc’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2015).

10.17	Form of Deed of Indemnification, Actavis plc (now known as Allergan plc) (incorporated by reference to Exhibit 10.1 to Allergan plc’s Current Report on Form 8-K, filed with the SEC on March 18, 2015).

10.18

Form of Indemnification Agreement, Actavis W.C. Holding Inc. (now known as Allergan W.C. Holding Inc.) (incorporated by reference to Exhibit 10.2 to Allergan plc’s Current Report on Form 8-K, filed with the SEC on March 18, 2015).

10.19

Form of Deed of Indemnification, Actavis plc (now known as Allergan plc) (incorporated by reference to Exhibit 10.6 of Allergan plc’s Current Report on Form 8-K, filed with the SEC on October 2, 2013).

10.20	Form of Deed of Indemnification, Actavis plc (now known as Allergan plc) (incorporated by reference to Exhibit 10.4 of Allergan plc’s Current Report on Form 8-K, filed with the SEC on July 3, 2014).

10.21

Form of Indemnification Agreement, Actavis W.C. Holding Inc. (now known as Allergan W.C. Holding Inc.) (incorporated by reference to Exhibit 10.7 of Allergan plc’s Current Report on Form 8-K, filed with the SEC on October 2, 2013).

10.22

Form of Indemnification Agreement, Actavis W.C. Holding Inc. (now known as Allergan W.C. Holding Inc.) (incorporated by reference to Exhibit 10.5 of Allergan plc’s Current Report on Form 8-K, filed with the SEC on July 3, 2014).

Exhibit No.	Description
10.23#	Form of Transformation Incentive Award Agreement (incorporated by reference to Exhibit 10.3 to Allergan plc’s Current Report on Form 8-K filed on March 18, 2015).

10.24#	Form of retention bonus letter (one payment) (incorporated by reference to Exhibit 10.26 to Allergan plc’s Annual Report on Form 10-K, filed with the SEC for the year ended December 31, 2013).

10.25#	Form of retention bonus letter (two payments) (incorporated by reference to Exhibit 10.27 to Allergan plc’s Annual Report on Form 10-K, filed with the SEC for the year ended December 31, 2013).

10.26#

The Amended and Restated 2013 Incentive Award Plan of Allergan plc (incorporated by reference to Exhibit 10.2 of Allergan plc’s Report on Form 10-Q filed with the SEC for the Quarter ended June 30, 2016).

10.27#

Employee Severance Pay Plan for Employees of Actavis Inc. (now known as Allergan Finance, LLC) and Certain of Its U.S. Subsidiaries (incorporated by reference to Exhibit 10.1 of Allergan plc’s Quarterly Report on Form 10-Q for the period ending March 31, 2014).

10.28#

2004 Stock Option Plan of Forest Laboratories, Inc. (incorporated by reference to Appendix C of Forest Laboratories, Inc.’s Proxy Statement for the fiscal year ended March 31, 2004 filed with the SEC on June 28, 2004).

10.29#

2007 Equity Incentive Plan of Forest Laboratories, Inc., as amended (incorporated by reference to Exhibit 10.1 of Forest Laboratories, Inc.’s Current Report on Form 8-K filed with the SEC on August 21, 2013).

10.30#	Amendment to 2007 Equity Incentive Plan of Forest Laboratories, Inc., as amended (Amended Forest Plan) (incorporated by reference to Exhibit 99.7 of the Actavis July 1, 2014 S-8).

10.31#	Form of Notice of Grant and Signature Page and Form of Option Award Agreement (Actavis Plan) (incorporated by reference to Exhibit 99.5 of the Actavis July 1, 2014 S-8).

10.32#	Form of Notice of Grant and Signature Page and Form of Restricted Stock Unit Award Agreement (Actavis Plan) (incorporated by reference to Exhibit 99.6 of the Actavis July 1, 2014 S-8).

10.33#

Form of Notice of Grant and Signature Page and Form of Other Cash-Based Award Agreement (Actavis Plan) (incorporated by reference to Exhibit 10.44 to Allergan plc’s Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2014).

10.34#	Form of Amended and Restated Other Cash-Based Award Agreement (incorporated by reference to Exhibit 10.1 to Allergan plc’s Current Report on Form 8-K, filed with the SEC on August 8, 2016).

10.35#	Form Employee Stock Unit Agreement (Performance-Based Conditions) (Forest Plan) (incorporated by reference to Exhibit 99.8 of the Actavis July 1, 2014 S-8).

10.36

Amended and Restated Stockholder Voting Agreement, dated as of August 4, 2015, by and between Allergan plc and the individuals listed therein (incorporated by reference to Exhibit 10.1 to Allergan plc’s Current Report on Form 8-K, filed with the SEC on August 5, 2015).

10.37#

Form of Notice of Grant and Signature Page and Form of Other Cash-Based Award Agreement (The Amended and Restated 2013 Incentive Award Plan of Actavis plc) (incorporated by reference to Exhibit 10.3 to Allergan plc’s Current Report on Form 8-K, filed with the SEC on March 18, 2015).

10.38#

Form of Performance-Based Restricted Stock Unit Award Grant Agreement for Employees under the Amended and Restated 2013 Incentive Award Plan of Allergan plc (incorporated by reference to Exhibit 10.1 to Allergan plc’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2017).

10.39#	Allergan plc 2017 Executive Severance Plan (Effective July 20, 2017) (incorporated by reference to Exhibit 10.1 to Allergan plc’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2017).

10.40#

Amended and Restated Employment Agreement, dated August 3, 2015, between Allergan plc and Brenton L. Saunders (incorporated by reference to Exhibit 10.3 to Allergan plc’s Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2015).

10.41#

Separation Agreement and Release between Maria Teresa Hilado and Allergan, Inc. dated February 6, 2018 (incorporated by reference to Exhibit 10.48 to Allergan plc’s Annual Report on Form 10-K, filed with the SEC on February 16, 2018).

Exhibit No.	Description
10.42#

Consulting Agreement by and between Allergan plc and Maria Teresa Hilado dated as of February 6, 2018 (incorporated by reference to Exhibit 10.49 to Allergan plc’s Annual Report on Form 10-K, filed with the SEC on

February 16, 2018).

10.43#

Separation Agreement by and between Robert A. Stewart and Allergan, Inc. dated as of March 8, 2018 (incorporated by reference to Exhibit 10.1 to Allergan plc’s Quarterly Report on Form 10-Q, filed with the SEC on May 3, 2018.

10.44#

Offer Letter from Allergan plc to Matthew M. Walsh, dated January 30, 2018 (incorporated by reference to Exhibit 10.2 to Allergan plc’s Amended Quarterly Report on Form 10-Q/A, filed with the SEC on May 25, 2018).

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

Not applicable.

SIGNATURES Registrant

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of February, 2019.

ALLERGAN plc

By:	/s/ Brenton L. Saunders
Brenton L. Saunders
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons and in the capacities indicated on the 15th day of February, 2019.

Signature	Title

/s/ Brenton L. Saunders	Chairman, Chief Executive Officer, President, Director
Brenton L. Saunders

/s/ Matthew M. Walsh	Executive Vice President and Chief Financial Officer
Matthew M. Walsh

/s/ James C. D'Arecca	Chief Accounting Officer
James C. D'Arecca

*	Director
Nesli Basgoz, M.D.

*	Director
Joseph H. Boccuzi

*	Director
Christopher W. Bodine

*	Director
Adriane M. Brown

*	Director
Christopher J. Coughlin

*	Director
Carol Anthony (John) Davidson

*	Director
Michael E. Greenberg, PhD

*	Director
Thomas C. Freyman

*	Director
Catherine M. Klema

*	Director
Peter J. McDonnell, M.D.

*By:	/s/ A. Robert D. Bailey
A. Robert D. Bailey
Attorney-in-fact

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of February, 2019.

WARNER CHILCOTT LIMITED

By:	/s/ A. Robert D. Bailey
A. Robert D. Bailey
Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons and in the capacities indicated on the 15th day of February, 2019.

Signature	Title

/s/ James C. D’Arecca	Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)
James C. D’Arecca

/s/ A. Robert D. Bailey	Authorized Representative in the United States
A. Robert D. Bailey

/s/ Patricia Haran	Director
Patricia Haran

/s/ Donnan Hurst	Director
Donnan Hurst

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Registrants and their subsidiaries are required to be included in Item 15:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Allergan plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Allergan plc and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive (loss)/income, equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15 (a) (2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principles

As discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for income taxes and the manner in which it accounts for goodwill in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting of Allergan plc appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

February 15, 2019

We have served as the Company's auditor since at least 1994. We have not been able to determine the specific year we began serving as auditor of the Company.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of Warner Chilcott Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Warner Chilcott Limited and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive (loss)/income, equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15 (a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principles

As discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for income taxes and the manner in which it accounts for goodwill in 2018.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 15, 2019

We have served as the Company's auditor since 2014.

ALLERGAN PLC

CONSOLIDATED BALANCE SHEETS

(In millions, except par value and share data)

	December 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$880.4	$1,817.2
Marketable securities	1,026.9	4,632.1
Accounts receivable, net	2,868.1	2,899.0
Inventories	846.9	904.5
Current assets held for sale	34.0	-
Prepaid expenses and other current assets	819.1	1,123.9
Total current assets	6,475.4	11,376.7
Property, plant and equipment, net	1,787.0	1,785.4
Investments and other assets	1,970.6	267.9
Non current assets held for sale	882.2	81.6
Deferred tax assets	1,063.7	319.1
Product rights and other intangibles	43,695.4	54,648.3
Goodwill	45,913.3	49,862.9
Total assets	$101,787.6	$118,341.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,787.2	$5,541.4
Income taxes payable	72.4	74.9
Current portion of long-term debt and capital leases	868.3	4,231.8
Total current liabilities	5,727.9	9,848.1
Long-term debt and capital leases	22,929.4	25,843.5
Other long-term liabilities	882.0	886.9
Other taxes payable	1,615.5	1,573.9
Deferred tax liabilities	5,501.8	6,352.4
Total liabilities	36,656.6	44,504.8
Commitments and contingencies (Refer to Note 25)
Equity:
Preferred shares, $0.0001 par value per share, zero and 5.1 million shares authorized, issued and outstanding, respectively	-	4,929.7
Ordinary shares; $0.0001 par value per share; 1,000.0 million shares authorized, 332.6 million and 330.2 million shares issued and outstanding, respectively	-	-
Additional paid-in capital	56,510.0	54,013.5
Retained earnings	7,258.9	12,957.2
Accumulated other comprehensive income	1,345.2	1,920.7
Total shareholders’ equity	65,114.1	73,821.1
Noncontrolling interest	16.9	16.0
Total equity	65,131.0	73,837.1
Total liabilities and equity	$101,787.6	$118,341.9

See accompanying Notes to the Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Years Ended December 31,
	2018	2017	2016
Net revenues	$15,787.4	$15,940.7	$14,570.6
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	2,191.4	2,168.0	1,860.8
Research and development	2,266.2	2,100.1	2,575.7
Selling and marketing	3,250.6	3,514.8	3,266.4
General and administrative	1,271.2	1,501.9	1,473.9
Amortization	6,552.3	7,197.1	6,470.4
Goodwill impairments	2,841.1	-	-
In-process research and development impairments	804.6	1,452.3	743.9
Asset sales and impairments, net	2,857.6	3,927.7	5.0
Total operating expenses	22,035.0	21,861.9	16,396.1
Operating (loss)	(6,247.6)	(5,921.2)	(1,825.5)

Interest income	45.2	67.7	69.9
Interest (expense)	(911.2)	(1,095.6)	(1,295.6)
Other income / (expense), net	256.7	(3,437.3)	219.2
Total other (expense), net	(609.3)	(4,465.2)	(1,006.5)
(Loss) before income taxes and noncontrolling interest	(6,856.9)	(10,386.4)	(2,832.0)
(Benefit) for income taxes	(1,770.7)	(6,670.4)	(1,897.0)
Net (loss) from continuing operations, net of tax	(5,086.2)	(3,716.0)	(935.0)
(Loss) / income from discontinued operations, net of tax	-	(402.9)	15,914.5
Net (loss) / income	(5,086.2)	(4,118.9)	14,979.5
(Income) attributable to noncontrolling interest	(10.2)	(6.6)	(6.1)
Net (loss) / income attributable to shareholders	(5,096.4)	(4,125.5)	14,973.4
Dividends on preferred shares	46.4	278.4	278.4
Net (loss) / income attributable to ordinary shareholders	$(5,142.8)	$(4,403.9)	$14,695.0

(Loss) / income per share attributable to ordinary shareholders - basic:
Continuing operations	$(15.26)	$(11.99)	$(3.17)
Discontinued operations	-	(1.20)	41.35
Net (loss) / income per share - basic	$(15.26)	$(13.19)	$38.18
(Loss) / income per share attributable to ordinary shareholders - diluted:
Continuing operations	$(15.26)	$(11.99)	$(3.17)
Discontinued operations	-	(1.20)	41.35
Net (loss) / income per share - diluted	$(15.26)	$(13.19)	$38.18

Dividends per ordinary share	$2.88	$2.80	$-

Weighted average ordinary shares outstanding:
Basic	337.0	333.8	384.9
Diluted	337.0	333.8	384.9

See accompanying Notes to the Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME

(In millions)

	Years Ended December 31,
	2018	2017	2016
Net (loss) / income	$(5,086.2)	$(4,118.9)	$14,979.5
Other comprehensive (loss) / income
Foreign currency translation (losses) / gains	(474.4)	1,248.0	(441.6)
Net impact of other-than-temporary loss on investment in Teva securities	-	1,599.4	-
Impact of Teva Transaction	-	-	1,544.8
Unrealized (losses) / gains, net of tax	(38.1)	111.7	(1,647.5)
Total other comprehensive (loss) / income, net of tax	(512.5)	2,959.1	(544.3)
Comprehensive (loss) / income	(5,598.7)	(1,159.8)	14,435.2
Comprehensive (income) attributable to noncontrolling interest	(10.2)	(6.6)	(6.1)
Comprehensive (loss) / income attributable to ordinary shareholders	$(5,608.9)	$(1,166.4)	$14,429.1

See accompanying Notes to the Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2018	2017	2016
Cash Flows From Operating Activities:
Net (loss) / income	$(5,086.2)	$(4,118.9)	$14,979.5
Reconciliation to net cash provided by operating activities:
Depreciation	196.3	171.5	155.8
Amortization	6,552.3	7,197.1	6,475.2
Provision for inventory reserve	96.4	102.2	181.4
Share-based compensation	239.8	293.3	334.5
Deferred income tax benefit	(1,255.7)	(7,783.1)	(1,443.9)
Pre-tax gain on sale of businesses to Teva	-	-	(24,511.1)
Non-cash tax effect of gain on sale of businesses to Teva	-	-	5,285.2
Goodwill impairments	2,841.1	-	-
In-process research and development impairments	804.6	1,452.3	743.9
Loss on asset sales and impairments, net	2,857.6	3,927.7	5.0
Net income impact of other-than-temporary loss on investment in Teva securities	-	3,273.5	-
Charge to settle Teva related matters	-	387.4	-
Loss on forward sale of Teva shares	-	62.9	-
Gain on sale of Teva securities, net	(60.9)	-	-
Amortization of inventory step-up	-	131.7	42.4
Gain on sale of businesses	(182.6)	-	-
Non-cash extinguishment of debt	30.0	(15.7)	-
Cash (discount) / charge related to extinguishment of debt	(45.6)	205.6	-
Amortization of deferred financing costs	22.6	27.8	51.0
Contingent consideration adjustments, including accretion	(106.5)	(133.2)	(66.8)
Other, net	29.0	(37.0)	(59.9)
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	(37.0)	(188.3)	(191.0)
Decrease / (increase) in inventories	(145.7)	(144.8)	(268.4)
Decrease / (increase) in prepaid expenses and other current assets	4.3	27.9	29.9
Increase / (decrease) in accounts payable and accrued expenses	151.6	95.9	313.5
Increase / (decrease) in income and other taxes payable	(1,191.6)	1,114.1	(326.6)
Increase / (decrease) in other assets and liabilities	(73.7)	29.1	(283.9)
Net cash provided by operating activities	5,640.1	6,079.0	1,445.7
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(253.5)	(349.9)	(331.4)
Additions to product rights and other intangibles	-	(614.3)	(2.0)
Sale of businesses to Teva	-	-	33,804.2
Additions to investments	(2,471.7)	(9,783.8)	(15,743.5)
Proceeds from sale of investments and other assets	6,259.3	15,153.3	7,771.6
Payments to settle Teva related matters	(466.0)	-	-
Proceeds from sales of property, plant and equipment	30.4	7.1	33.3
Acquisitions of businesses, net of cash acquired	-	(5,290.4)	(1,198.9)
Net cash provided by / (used in) investing activities	3,098.5	(878.0)	24,333.3
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness, including credit facility	2,657.0	3,550.0	1,050.0
Payments on debt, including capital lease obligations and credit facility	(8,804.5)	(6,413.6)	(10,848.7)
Debt issuance and other financing costs	(10.4)	(20.6)	-
Cash charge related to extinguishment of debt	-	(205.6)	-
Payments of contingent consideration and other financing	(30.9)	(511.6)	(161.1)
Proceeds from stock plans	102.4	183.4	172.1
Proceeds from forward sale of Teva securities	465.5	-	-
Payments to settle Teva related matters	(234.0)	-	-
Repurchase of ordinary shares	(2,775.4)	(493.0)	(15,076.4)
Dividends paid	(1,049.8)	(1,218.2)	(278.4)
Net cash (used in) financing activities	(9,680.1)	(5,129.2)	(25,142.5)
Effect of currency exchange rate changes on cash and cash equivalents	4.7	21.4	(8.5)
Net (decrease) / increase in cash and cash equivalents	(936.8)	93.2	628.0
Cash and cash equivalents at beginning of period	1,817.2	1,724.0	1,096.0
Cash and cash equivalents at end of period	$880.4	$1,817.2	$1,724.0
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Income taxes other, net of refunds	$717.4	$(5.1)	$3,692.7
Interest	$965.7	$1,144.4	$1,277.9
Schedule of Non-Cash Investing and Financing Activities:
Conversion of mandatory convertible preferred shares	$4,929.7	$-	$-
Settlement of Teva Shares	$465.5	$-	$-
Settlement of secured financing	$(465.5)	$-	$-
Receipt of Teva Pharmaceuticals Industries Ltd. ordinary shares in connection with the sale of the generics business	$-	$-	$5,038.6
Non-cash equity issuance for the acquisition of Zeltiq net assets	$-	$8.5	$-
Dividends accrued	$1.4	$24.6	$23.2

See accompanying Notes to the Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF EQUITY

(In millions)

						Retained	Accumulated
					Additional	Earnings/	Other
	Ordinary Shares		Preferred Shares		Paid-in-	(Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income / (Loss)	Interest	Total
BALANCE, January 1, 2016	394.5	$-	5.1	$4,929.7	$68,508.3	$3,647.5	$(494.1)	$(2.1)	$76,589.3
Comprehensive income:
Net income attributable to shareholders	-	-	-	-	-	14,973.4	-	-	14,973.4
Other comprehensive (loss), net of tax	-	-	-	-	-	-	(2,089.1)	-	(2,089.1)
Other comprehensive income resulting from the Teva Transaction	-	-	-	-	-	-	1,544.8	-	1,544.8
Share-based compensation	-	-	-	-	334.5	-	-	-	334.5
Ordinary shares issued under employee stock plans	2.3	-	-	-	172.1	-	-	-	172.1
Tax benefits from exercise of options	-	-	-	-	20.4	-	-	-	20.4
Dividends declared	-	-	-	-	-	(278.4)	-	-	(278.4)
Repurchase of ordinary shares under the share repurchase programs	(61.6)	-	-	-	(15,000.0)	-	-	-	(15,000.0)
Repurchase of ordinary shares	(0.3)	-	-	-	(76.4)	-	-	-	(76.4)
Movement in noncontrolling interest	-	-	-	-	-	-	-	9.9	9.9
BALANCE, December 31, 2016	334.9	$-	5.1	$4,929.7	$53,958.9	$18,342.5	$(1,038.4)	$7.8	$76,200.5
Comprehensive (loss):
Net (loss) attributable to shareholders	-	-	-	-	-	(4,125.5)	-	-	(4,125.5)
Other comprehensive income, net of tax	-	-	-	-	-	-	1,359.7	-	1,359.7
Net impact of other-than-temporary loss on investment in Teva securities	-	-	-	-	-	-	1,599.4	-	1,599.4
Share-based compensation	-	-	-	-	293.3	-	-	-	293.3
Issuance for the Zeltiq acquisition	-	-	-	-	8.5	-	-	-	8.5
Ordinary shares issued under employee stock plans	2.2	-	-	-	183.4	-	-	-	183.4
Impact of change in accounting for share- based compensation plans	-	-	-	-	62.4	(41.6)	-	-	20.8
Dividends declared	-	-	-	-	-	(1,218.2)	-	-	(1,218.2)
Repurchase of ordinary shares under the share repurchase programs, including non-cash settlement of ASR program	(6.8)	-	-	-	(450.0)	-	-	-	(450.0)
Repurchase of ordinary shares	(0.1)	-	-	-	(43.0)	-	-	-	(43.0)
Movement in noncontrolling interest	-	-	-	-	-	-	-	8.2	8.2
BALANCE, December 31, 2017	330.2	$-	5.1	$4,929.7	$54,013.5	$12,957.2	$1,920.7	$16.0	$73,837.1
Comprehensive (loss):
Net (loss) attributable to shareholders	-	-	-	-	-	(5,096.4)	-	-	(5,096.4)
Other comprehensive (loss), net of tax	-	-	-	-	-	-	(512.5)	-	(512.5)
Share-based compensation	-	-	-	-	239.8	-	-	-	239.8
Ordinary shares issued under employee stock plans	1.6	-	-	-	102.4	-	-	-	102.4
Dividends declared	-	-	-	-	-	(1,026.6)	-	-	(1,026.6)
Conversion of Mandatory Preferred Shares	17.8	-	(5.1)	(4,929.7)	4,929.7	-	-	-	-
Implementation of new accounting pronouncements	-	-	-	-	-	424.7	(63.0)	-	361.7
Repurchase of ordinary shares under the share repurchase programs, including non-cash settlement of ASR program	(16.8)	-	-	-	(2,740.4)	-	-	-	(2,740.4)
Repurchase of ordinary shares	(0.2)	-		-	(35.0)	-	-	-	(35.0)
Movement in noncontrolling interest	-	-	-	-	-	-	-	0.9	0.9
BALANCE, December 31, 2018	332.6	$-	-	$-	$56,510.0	$7,258.9	$1,345.2	$16.9	$65,131.0

See accompanying Notes to the Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$878.6	$1,816.3
Marketable securities	1,026.9	4,632.1
Accounts receivable, net	2,868.1	2,899.0
Receivables from Parents	640.9	5,797.4
Inventories	846.9	904.5
Current assets held for sale	34.0	-
Prepaid expenses and other current assets	818.7	1,123.0
Total current assets	7,114.1	17,172.3
Property, plant and equipment, net	1,787.0	1,785.4
Investments and other assets	1,970.6	267.9
Non current receivables from Parents	-	3,964.0
Non current assets held for sale	882.2	81.6
Deferred tax assets	1,063.7	316.0
Product rights and other intangibles	43,695.4	54,648.3
Goodwill	45,913.3	49,862.9
Total assets	$102,426.3	$128,098.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,787.4	$5,515.6
Payables to Parents	2,829.2	2,340.6
Income taxes payable	72.4	74.9
Current portion of long-term debt and capital leases	868.3	4,231.8
Total current liabilities	8,557.3	12,162.9
Long-term debt and capital leases	22,929.4	25,843.5
Other long-term liabilities	882.0	886.9
Other taxes payable	1,615.5	1,573.5
Deferred tax liabilities	5,501.8	6,349.4
Total liabilities	39,486.0	46,816.2
Commitments and contingencies (Refer to Note 25)
Equity:
Members' capital	65,797.9	72,935.1
Retained earnings	(4,219.7)	6,410.4
Accumulated other comprehensive income	1,345.2	1,920.7
Total members’ equity	62,923.4	81,266.2
Noncontrolling interest	16.9	16.0
Total equity	62,940.3	81,282.2
Total liabilities and equity	$102,426.3	$128,098.4

See accompanying Notes to the Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Years Ended December 31,
	2018	2017	2016
Net revenues	$15,787.4	$15,940.7	$14,570.6
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	2,191.4	2,168.0	1,860.8
Research and development	2,266.2	2,100.1	2,575.7
Selling and marketing	3,250.6	3,514.8	3,266.4
General and administrative	1,177.5	1,402.3	1,350.4
Amortization	6,552.3	7,197.1	6,470.4
Goodwill impairments	2,841.1	-	-
In-process research and development impairments	804.6	1,452.3	743.9
Asset sales and impairments, net	2,857.6	3,927.7	5.0
Total operating expenses	21,941.3	21,762.3	16,272.6
Operating (loss)	(6,153.9)	(5,821.6)	(1,702.0)

Interest income	270.1	166.3	111.1
Interest (expense)	(911.2)	(1,095.6)	(1,295.6)
Other income / (expense), net	256.7	(3,437.3)	172.2
Total other (expense), net	(384.4)	(4,366.6)	(1,012.3)
(Loss) before income taxes and noncontrolling interest	(6,538.3)	(10,188.2)	(2,714.3)
(Benefit) for income taxes	(1,776.4)	(6,670.4)	(1,897.0)
Net (loss) from continuing operations, net of tax	(4,761.9)	(3,517.8)	(817.3)
(Loss) / income from discontinued operations, net of tax	-	(402.9)	15,914.5
Net (loss) / income	(4,761.9)	(3,920.7)	15,097.2
(Income) attributable to noncontrolling interest	(10.2)	(6.6)	(6.1)
Net (loss) / income attributable to members	$(4,772.1)	$(3,927.3)	$15,091.1

See accompanying Notes to the Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME

(In millions)

	Years Ended December 31,
	2018	2017	2016
Net (loss) / income	$(4,761.9)	$(3,920.7)	$15,097.2
Other comprehensive (loss) / income
Foreign currency translation (losses) / gains	(474.4)	1,248.0	(441.6)
Net impact of other-than-temporary loss on investment in Teva securities	-	1,599.4	-
Impact of Teva Transaction	-	-	1,544.8
Unrealized (losses) / gains, net of tax	(38.1)	111.7	(1,647.5)
Total other comprehensive (loss) / income, net of tax	(512.5)	2,959.1	(544.3)
Comprehensive (loss) / income	(5,274.4)	(961.6)	14,552.9
Comprehensive (income) attributable to noncontrolling interest	(10.2)	(6.6)	(6.1)
Comprehensive (loss) / income attributable to members	$(5,284.6)	$(968.2)	$14,546.8

See accompanying Notes to the Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2018	2017	2016
Cash Flows From Operating Activities:
Net (loss) / income	$(4,761.9)	$(3,920.7)	$15,097.2
Reconciliation to net cash provided by operating activities:
Depreciation	196.3	171.5	155.8
Amortization	6,552.3	7,197.1	6,475.2
Provision for inventory reserve	96.4	102.2	181.4
Share-based compensation	239.8	293.3	334.5
Deferred income tax benefit	(1,255.7)	(7,783.1)	(1,443.9)
Pre-tax gain on sale of businesses to Teva	-	-	(24,511.1)
Non-cash tax effect of gain on sale of businesses to Teva	-	-	5,285.2
Goodwill impairments	2,841.1	-	-
In-process research and development impairments	804.6	1,452.3	743.9
Loss on asset sales and impairments, net	2,857.6	3,927.7	5.0
Net income impact of other-than-temporary loss on investment in Teva securities	-	3,273.5	-
Charge to settle Teva related matters	-	387.4	-
Loss on forward sale of Teva shares	-	62.9	-
Gain on sale of Teva securities, net	(60.9)	-	-
Amortization of inventory step-up	-	131.7	42.4
Gain on sale of businesses	(182.6)	-	-
Non-cash extinguishment of debt	30.0	(15.7)	-
Cash (discount) / charge related to extinguishment of debt	(45.6)	205.6	-
Amortization of deferred financing costs	22.6	27.8	51.0
Contingent consideration adjustments, including accretion	(106.5)	(133.2)	(66.8)
Other, net	29.0	(37.0)	(59.9)
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	(37.0)	(188.3)	(191.0)
Decrease / (increase) in inventories	(145.7)	(144.8)	(268.4)
Decrease / (increase) in prepaid expenses and other current assets	4.7	28.8	28.6
Increase / (decrease) in accounts payable and accrued expenses	151.4	121.7	339.2
Increase / (decrease) in income and other taxes payable	(1,191.6)	1,114.1	(326.6)
Increase / (decrease) in other assets and liabilities, including receivable / payable with Parents	(46.3)	(45.5)	(292.7)
Net cash provided by operating activities	5,992.0	6,229.3	1,579.0
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(253.5)	(349.9)	(331.4)
Additions to product rights and other intangibles	-	(614.3)	(2.0)
Sale of businesses to Teva	-	-	33,804.2
Additions to investments	(2,471.7)	(9,783.8)	(15,743.5)
Proceeds from the sale of investments and other assets	6,259.3	15,153.3	7,771.6
Loans to Parents	-	-	(13,232.2)
Payments to settle Teva related matters	(466.0)	-	-
Proceeds from sales of property, plant and equipment	30.4	7.1	33.3
Acquisitions of businesses, net of cash acquired	-	(5,290.4)	(1,198.9)
Net cash provided by / (used in) investing activities	3,098.5	(878.0)	11,101.1
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness, including credit facility	2,657.0	3,550.0	1,050.0
Payments on debt, including capital lease obligations and credit facility	(8,804.5)	(6,413.6)	(10,848.7)
Debt issuance and other financing costs	(10.4)	(20.6)	-
Cash charge related to extinguishment of debt	-	(205.6)	-
Payments of contingent consideration and other financing	(30.9)	(511.6)	(161.1)
Proceeds from forward sale of Teva securities	465.5	-	-
Payments to settle Teva related matters	(234.0)	-	-
Dividends to Parents	(4,075.6)	(1,668.2)	(2,034.8)
Net cash (used in) financing activities	(10,032.9)	(5,269.6)	(11,994.6)
Effect of currency exchange rate changes on cash and cash equivalents	4.7	21.4	(8.5)
Net (decrease) / increase in cash and cash equivalents	(937.7)	103.1	677.0
Cash and cash equivalents at beginning of period	1,816.3	1,713.2	1,036.2
Cash and cash equivalents at end of period	$878.6	$1,816.3	$1,713.2
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Income taxes other, net of refunds	$717.4	$(5.1)	$3,692.7
Interest	$965.7	$1,144.4	$1,277.9
Schedule of Non-Cash Investing and Financing Activities:
Settlement of Teva Shares	$465.5	$-	$-
Settlement of secured financing	$(465.5)	$-	$-
Non-cash receipt of Teva shares	$-	$-	$5,038.6
Non-cash dividends to Parents	$9,344.3	$4,203.9	$-

See accompanying Notes to the Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF EQUITY

(In millions, except share data)

	Members' Capital
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Noncontrolling Interest	Total
BALANCE, January 1, 2016	100.0	$72,935.1	$3,132.7	$(494.1)	$(2.1)	$75,571.6
Comprehensive income:
Net income attributable to members	-	-	15,091.1	-	-	15,091.1
Other comprehensive (loss), net of tax	-	-	-	(2,089.1)	-	(2,089.1)
Other comprehensive income resulting from the Teva Transaction	-	-	-	1,544.8	-	1,544.8
Dividends to Parents	-	-	(2,034.8)	-	-	(2,034.8)
Movement in noncontrolling interest	-	-	-	-	9.9	9.9
BALANCE, December 31, 2016	100.0	$72,935.1	$16,189.0	$(1,038.4)	$7.8	$88,093.5
Comprehensive (loss):
Net (loss) attributable to members	-	-	(3,927.3)	-	-	(3,927.3)
Other comprehensive income, net of tax	-	-	-	1,359.7	-	1,359.7
Net impact of other-than-temporary loss on investment in Teva securities	-	-	-	1,599.4	-	1,599.4
Impact of change in accounting for share- based compensation plans	-	-	20.8	-	-	20.8
Dividends to Parents	-	-	(5,872.1)	-	-	(5,872.1)
Movement in noncontrolling interest	-	-	-	-	8.2	8.2
BALANCE, December 31, 2017	100.0	$72,935.1	$6,410.4	$1,920.7	$16.0	$81,282.2
Comprehensive (loss):
Net (loss) attributable to members	-	-	(4,772.1)	-	-	(4,772.1)
Other comprehensive (loss), net of tax	-	-	-	(512.5)	-	(512.5)
Dividends to Parents	-	(7,137.2)	(6,282.7)	-	-	(13,419.9)
Implementation of new accounting pronouncements	-	-	424.7	(63.0)	-	361.7
Movement in noncontrolling interest	-	-	-	-	0.9	0.9
BALANCE, December 31, 2018	100.0	$65,797.9	$(4,219.7)	$1,345.2	$16.9	$62,940.3

See accompanying Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Description of Business

Allergan plc is a global pharmaceutical leader. Allergan is focused on developing, manufacturing and commercializing branded pharmaceutical, device, biologic, surgical and regenerative medicine products for patients around the world.  Allergan markets a portfolio of leading brands and best-in-class products primarily focused on four key therapeutic areas including medical aesthetics, eye care, central nervous system and gastroenterology.  Allergan is an industry leader in Open Science, a model of research and development, which defines our approach to identifying and developing game-changing ideas and innovation for better patient care.  The Company has operations in more than 100 countries.  Warner Chilcott Limited is an indirect wholly-owned subsidiary of Allergan plc and has the same principal business activities.

On August 2, 2016 we completed the divestiture of our global generics business and certain other assets to Teva Pharmaceutical Industries Ltd. (“Teva”) (the “Teva Transaction”) for $33.3 billion in cash, net of cash acquired by Teva, which included estimated working capital and other contractual adjustments, and 100.3 million unregistered Teva ordinary shares (or American Depository Shares with respect thereto) (“Teva Shares”).  As part of the Teva Transaction, Teva acquired our global generics business, including the United States (“U.S.”) and international generic commercial units, our third-party supplier Medis, our global generic manufacturing operations, our global generic research and development (“R&D”) unit, our international over-the-counter (“OTC”) commercial unit (excluding OTC eye care products) and certain established international brands.

On October 3, 2016, the Company completed the divestiture of the Anda Distribution business to Teva for $500.0 million. The Anda Distribution business distributed generic, branded, specialty and OTC pharmaceutical products from more than 300 manufacturers to retail independent and chain pharmacies, nursing homes, mail order pharmacies, hospitals, clinics and physician offices across the U.S.

The Company recognized a combined gain on the sale of the Anda Distribution business and the Teva Transaction of $15,932.2 million in the year ended December 31, 2016.

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

NOTE 2 — Formation of the Company

Allergan plc was incorporated in Ireland on May 16, 2013 as a private limited company and re-registered effective September 20, 2013 as a public limited company. It was established for the purpose of facilitating the business combination between Allergan Finance, LLC (formerly known as Actavis, Inc.) and Warner Chilcott plc (“Warner Chilcott”).  Following the consummation of the acquisition of Warner Chilcott on October 1, 2013 (the “Warner Chilcott Acquisition”), Allergan Finance, LLC and Warner Chilcott became wholly-owned subsidiaries of Allergan plc. Each of Allergan Finance, LLC’s common shares was converted into one Company ordinary share. Effective October 1, 2013, through a series of related-party transactions, Allergan plc contributed its indirect subsidiaries, including Allergan Finance, LLC, to its subsidiary Warner Chilcott Limited.

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

Pursuant to Rule 12g-3(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Allergan plc “AGN” ordinary shares are deemed to be registered under Section 12(b) of the Exchange Act, are subject to the informational requirements of the Exchange Act, and the rules and regulations promulgated thereunder.

References throughout to “we,” “our,” “us,” the “Company” or “Allergan” refer to financial information and transactions of Allergan plc. References to “Warner Chilcott Limited” refer to Warner Chilcott Limited, the Company’s indirect wholly-owned subsidiary, and, unless the context otherwise requires, its subsidiaries.

References throughout to “Ordinary Shares” refer to Allergan plc’s ordinary shares, par value $0.0001 per share.

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

	December 31, 2018			December 31, 2017
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
Cash and cash equivalents	$880.4	$878.6	$1.8	$1,817.2	$1,816.3	$0.9
Prepaid expenses and other current assets	819.1	818.7	0.4	1,123.9	1,123.0	0.9
Deferred tax assets	1,063.7	1,063.7	-	319.1	316.0	3.1
Accounts payable and accrued liabilities	4,787.2	4,787.4	(0.2)	5,541.4	5,515.6	25.8
Other taxes payables	1,615.5	1,615.5	-	1,573.9	1,573.5	0.4
Deferred tax liabilities	5,501.8	5,501.8	-	6,352.4	6,349.4	3.0
Total Equity	65,131.0	62,940.3	2,190.7	73,837.1	81,282.2	(7,445.1)

	Year Ended December 31, 2018			Year Ended December 31, 2017			Year Ended December 31, 2016
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
General and administrative expenses	$1,271.2	$1,177.5	$93.7	$1,501.9	$1,402.3	$99.6	$1,473.9	$1,350.4	$123.5
Operating (loss)	(6,247.6)	(6,153.9)	(93.7)	(5,921.2)	(5,821.6)	(99.6)	(1,825.5)	(1,702.0)	(123.5)
Interest Income	45.2	270.1	(224.9)	67.7	166.3	(98.6)	69.9	111.1	(41.2)
Other income / (expense), net	256.7	256.7	-	(3,437.3)	(3,437.3)	-	219.2	172.2	47.0
(Loss) before income taxes and noncontrolling interest	(6,856.9)	(6,538.3)	(318.6)	(10,386.4)	(10,188.2)	(198.2)	(2,832.0)	(2,714.3)	(117.7)
Net (loss) from continuing operations, net of tax	(5,086.2)	(4,761.9)	(324.3)	(3,716.0)	(3,517.8)	(198.2)	(935.0)	(817.3)	(117.7)
Net (loss) / income	(5,086.2)	(4,761.9)	(324.3)	(4,118.9)	(3,920.7)	(198.2)	14,979.5	15,097.2	(117.7)
Dividends on preferred shares	46.4	-	46.4	278.4	-	278.4	278.4	-	278.4
Net (loss) / income attributable to ordinary shareholders/members	(5,142.8)	(4,772.1)	(370.7)	(4,403.9)	(3,927.3)	(476.6)	14,695.0	15,091.1	(396.1)

The differences between general and administrative expenses in the years ending December 31, 2018, 2017 and 2016 were due to corporate related expenses incurred at Allergan plc as well as non-recurring transaction costs, including the terminated transaction with Pfizer Inc. The differences in total equity were due to historical differences in the results of operations of the companies and differences in equity awards.

As of December 31, 2018 and December 31, 2017, Warner Chilcott Limited had $0.6 billion and $5.8 billion, respectively, in Receivables from the Parents.  As of December 31, 2018 and December 31, 2017, Warner Chilcott Limited had zero and $4.0 billion, respectively, in Non-current Receivables from the Parents.  These Receivables are related to intercompany loans between Allergan plc and subsidiaries of Warner Chilcott Limited.  The intercompany loans cause a difference in interest income between the two entities.  Based on planned changes in the expected method of settlement of the Parent company receivables arising during the year ended December 31, 2018, the Company reclassified approximately $9.3 billion to equity.

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

Implementation of New Guidance

On January 1, 2018, we adopted ASU No. 2014-09, "Revenue from Contracts with Customers" (“Topic 606”), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting practices.  The impact to revenues for the year ended December 31, 2018 was not significant as a result of the adoption.  The adoption of this guidance does not have a material impact on the Company’s financial position or results of operations as the Company’s sales primarily are governed by standard ship and bill terms of pharmaceutical products to customers.

The Company applies the “practical expedient” as defined in Topic 606 to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs which are included in selling, general, and administrative expenses are consistent with the accounting prior to the adoption of Topic 606. The Company also elected to use the practical expedient to not adjust the promised amount of consideration for the effects of the time value of money for contracts in which the anticipated period between when the Company transfers the goods or services to the customer and when the customer pays is equal to one year or less.

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

The following represents the impact on the Company's Consolidated Balance Sheet as a result of the adoption on January 1, 2018 of these accounting pronouncements ($ in millions):

	Increase / (decrease)
Pronouncement	Accounts receivable, net	Prepaid expenses and other current assets	Accounts payable and accrued expenses	Deferred tax liabilities	Retained earnings	Accumulated other comprehensive income / (loss)
Accounting Standards Update No. 2014-09	$1.9	$-	$(3.6)	$-	$5.5	$-
Accounting Standards Update No. 2016-01	$-	$-	$-	$-	$63.0	$(63.0)	*
Accounting Standards Update No. 2016-16	$-	$(44.8)	$-	$(401.0)	$356.2	$-

* The Company adopted ASU 2016-01, Financial Instruments on January 1, 2018. The new standard required modified retrospective adoption through 2018 beginning Retained Earnings and Accumulated Other Comprehensive Income. This was incorrectly recorded as a loss through Other Comprehensive Income of $63.0 million during the quarter ended March 31, 2018. This was corrected for during 2018 and therefore, has no impact on the annual consolidated financial statements. The Company has determined that the adjustment was not material to any previously reported interim periods.

On January 1, 2018, the Company adopted ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. This standard amends and adjusts how cash receipts and cash payments are presented and classified in the statement of cash flows. As a result of the guidance, the Company retrospectively applied the standard which resulted in a reclassification of debt extinguishment costs from cash flows from operating activities to cash flows from financing activities.  As a result of the application of the guidance, cash flows from operating activities increased by $205.6 million and cash flows from financing activities decreased by $205.6 million in the year ended December 31, 2017.

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

On July 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging (Topic 815) — Targeted Improvements to Accounting for Hedging Activities, which now better aligns the Company’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments also make certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness on a prospective basis. After the adoption, the Company presents the entire change in fair value of a hedging instrument in the same income statement line item(s) as the earnings effect of the hedged item when that hedged item affects earnings.

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

Foreign Currency Translation

For most of the Company’s international operations, the local currency has been determined to be the functional currency. The results of its non-U.S. dollar based operations are translated to U.S. dollars at the average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing rate of exchange at the date of the equity transaction. Translation adjustments are reflected in shareholders’ equity and are included as a component of other comprehensive (loss) / income. The translational effects of revaluing non-functional currency assets and liabilities into the functional currency are recorded as general and administrative expenses in the consolidated statements of operations.

The Company realizes foreign currency gains / (losses) in the normal course of business based on movement in the applicable exchange rates. These transactional gains / (losses) are included as a component of general and administrative expenses.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include cash in banks, commercial paper and deposits with financial institutions that can be liquidated without prior notice or penalty. The Company considers all highly liquid investments with an original maturity from the date acquired of three months or less to be cash equivalents.

Fair Value of Other Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts and other receivables, investments, trade accounts payable, and long-term debt, including the current portion. The carrying amounts of cash and cash equivalents, marketable securities, accounts and other receivables and trade accounts payable are representative of their respective fair values due to their relatively short maturities. The fair values of investments in companies that are publicly traded are based on quoted market prices. The Company estimates the fair value of its fixed rate long-term obligations based on quoted market rates.

Inventories

Inventories consist of finished goods held for sale and distribution, raw materials and work in process. Inventory includes brand and aesthetic products which represent Food and Drug Administration (“FDA”) approved or likely to be approved indications. Inventory valuation reserves are established based on a number of factors/situations including, but not limited to, raw materials, work in process or finished goods not meeting product specifications, product obsolescence, or application of the lower of cost (first-in, first-out method) or net realizable value concepts. The determination of events requiring the establishment of inventory valuation reserves, together with the calculation of the amount of such reserves may require judgment. Assumptions utilized in our quantification of inventory reserves include, but are not limited to, estimates of future product demand, consideration of current and future market conditions, product net selling price, anticipated product launch dates, competition and potential product obsolescence and other events relating to special circumstances surrounding certain products. No material adjustments have been required to our inventory reserve estimates for the periods presented. Adverse changes in assumptions utilized in our inventory reserve calculations could result in an increase to our inventory valuation reserves and higher cost of sales.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Major renewals and improvements are capitalized if they add functionality or extend the life of the asset, while routine maintenance and repairs are expensed as incurred. The Company capitalizes interest on qualified construction projects. At the time property, plant and equipment are retired from service, the cost and accumulated depreciation are removed from the respective accounts.

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

Investments

The Company’s equity investments are accounted for under the equity method of accounting when the Company can exert significant influence and the Company’s ownership interest does not exceed 50%. The Company records equity method investments at cost and adjusts for the appropriate share of investee net earnings or losses. Investments in which the Company owns less than a 20% interest and cannot exert significant influence are recorded at fair value and the Company recognizes any changes in fair value in net income. For equity investments without readily determinable fair values, the Company may make a separate election for each eligible investment to use a measurement alternative until the investment’s fair value becomes readily determinable. Under the alternative method, the equity investments are accounted for at cost, less any impairment, plus or minus changes resulting from observable price changes in an orderly transaction for an identical or similar investment of the same issuer.

Marketable Securities

The Company’s marketable securities consist of U.S. treasury and agency securities and debt and equity securities of publicly-held companies. The Company’s marketable securities are recorded at fair value, based upon quoted market prices with an offset to interest income.

Product Rights and Other Definite Lived Intangible Assets

Our product rights and other definite lived intangible assets are stated at cost, less accumulated amortization, and are amortized using the economic benefit model or the straight-line method, if results are materially aligned, over their estimated useful lives. We determine amortization periods for product rights and other definite lived intangible assets based on our assessment of various factors impacting estimated cash flows. Such factors include the product’s position in its life cycle, the existence or absence of like products in the market, various other competitive and regulatory issues, and contractual terms. Significant changes to any of these factors may result in an impairment, a reduction in the intangibles useful life or an acceleration of related amortization expense, which could cause our net results to decline.

Product rights and other definite lived intangible assets are tested periodically for impairment when events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. The impairment testing involves comparing the carrying amount of the asset to the forecasted undiscounted pre-tax future cash flows over its useful life, including any salvage value. In the event the carrying value of the asset exceeds the undiscounted future cash flows, the carrying value is considered not recoverable and an impairment exists. An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using discounted future cash flows. The computed impairment loss is recognized in net (loss) / income in the period that the impairment occurs. Assets which are not impaired may require an adjustment to the remaining useful lives for which to amortize the asset. Our projections of discounted cash flows use a discount rate determined by our management to be commensurate with the risk inherent in our business model. Our estimates of future cash flows attributable to our other definite lived intangible assets require significant judgment based on our historical and anticipated results and are subject to many factors. Different assumptions and judgments could materially affect the calculation of the undiscounted cash flows of the other definite lived intangible assets which could trigger impairment.

Goodwill and Intangible Assets with Indefinite Lives

The Company tests goodwill and intangible assets with indefinite lives for impairment annually in the second quarter. Additionally, the Company may perform interim tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit or an indefinite lived intangible asset below its carrying amount such as those fourth quarter 2018 triggering events relating to the Company’s General Medicine Reporting Unit as discussed in “NOTE 16 — Goodwill, Product Rights and Other Intangible Assets”. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units.

The Company tests goodwill for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors, including Reporting Unit specific operating results as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair values of a Reporting Unit is less than its carrying amount, including goodwill. The Company may elect to bypass this qualitative assessment for some or all of its Reporting Units and perform a quantitative test as of the measurement date of the test.

Goodwill is considered impaired if the carrying amount of the net assets exceeds the fair value of the reporting unit. Impairment, if any, would be recorded in operating income / (loss) and this could result in a material impact to net income / (loss) and income / (loss) per share.

Prior to Allergan’s 2018 annual impairment test, the Company adopted the new guidance under Accounting Standard Update No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment which eliminated step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation to measure goodwill impairment loss as of January 1, 2018.  A goodwill impairment loss under the new guidance is instead measured using a single step test based on the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill.

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

Contingent Consideration

We determine the acquisition date fair value of contingent consideration obligations for business acquisitions based on a probability-weighted income approach derived from revenue estimates, post-tax gross profit levels and a probability assessment with respect to the likelihood of achieving contingent obligations including contingent payments such as milestone obligations, royalty obligations and contract earn-out criteria, where applicable. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined using the fair value concepts defined in ASC Topic 820 “Fair Value Measurement,” (“ASC 820”). The resultant probability-weighted cash flows are discounted using an appropriate effective annual interest rate. At each reporting date, the contingent consideration obligation will be revalued to estimated fair value and changes in fair value will be reflected as income or expense in our consolidated statement of operations. Changes in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of future revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations. Changes in assumptions utilized in our contingent consideration fair value estimates could result in an increase or decrease in our contingent consideration obligation and a corresponding charge or reduction to operating results.  Refer to “NOTE 24 — Fair Value Measurement” for additional details regarding the fair value of contingent consideration.

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

The Company’s performance obligations are primarily achieved when control of the products is transferred to the customer. Transfer of control is based on contractual performance obligations, but typically occurs upon receipt of the goods by the customer as that is when the customer has obtained control of significantly all of the economic benefits.

Prior to the achievement of performance obligations, shipping and handling costs associated with outbound freight for a product to be transferred to a customer are accounted for as a fulfillment cost and are included in selling and marketing expenses.  When the Company sells a business and future royalties are considered as part of the consideration, the Company recognizes the royalties as a component of “other income / (expense), net”.

Other revenues earned are mainly comprised of royalty income from licensing of intellectual property. Royalty income is recognized when the licensee’s subsequent sale occurs.

Refer to “NOTE 21 – Segments” for our revenues disaggregated by product and segment and our revenues disaggregated by geography for our international segment.  We believe this level of disaggregation best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

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

Provisions for SRAs

As is customary in the pharmaceutical industry, certain customers may receive cash-based incentives or credits, which are variable consideration accounted for as SRAs. The Company estimates SRA amounts based on the expected amount to be provided to customers, which reduces the revenues recognized. The Company believes that there will not be significant changes to our estimates of variable consideration. The Company uses a variety of methods to assess the adequacy of the SRA reserves to ensure that our financial statements are fairly stated.  These provisions are estimated based on historical payment experience, the historical relationship of the deductions to gross product revenues, government regulations, estimated utilization or redemption rates, estimated customer inventory levels and current contract sales terms. The estimation process used to determine our SRA provisions has been applied on a consistent basis and no material revenue adjustments to total reported revenues have been necessary to increase or decrease our reserves for SRA as a result of a significant change in underlying estimates.

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

The following table summarizes the activity from continuing operations in the Company’s major categories of SRA ($ in millions):

	Chargebacks	Rebates	Returns and Other Allowances	Cash Discounts	Total
Balance at December 31, 2015	$78.2	$1,344.4	$367.5	$25.1	$1,815.2
Provision related to sales in 2016	1,003.2	4,338.7	1,390.1	306.5	7,038.5
Credits and payments	(967.2)	(4,069.1)	(1,341.7)	(296.9)	(6,674.9)
Balance at December 31, 2016	$114.2	$1,614.0	$415.9	$34.7	$2,178.8
Provision related to sales in 2017	1,098.7	4,891.4	1,799.3	330.6	8,120.0
Credits and payments	(1,135.7)	(4,710.4)	(1,734.7)	(328.8)	(7,909.6)
Add: LifeCell and Zeltiq Acquisitions	-	4.2	37.1	-	41.3
Balance at December 31, 2017	$77.2	$1,799.2	$517.6	$36.5	$2,430.5
Provision related to sales in 2018	1,117.7	5,464.7	1,725.3	322.2	8,629.9
Credits and payments	(1,133.1)	(5,355.4)	(1,676.3)	(328.0)	(8,492.8)
Balance at December 31, 2018	$61.8	$1,908.5	$566.6	$30.7	$2,567.6
Contra accounts receivable at December 31, 2018	$61.8	$76.4	$38.8	$30.7	$207.7
Accounts payable and accrued expenses at December 31, 2018	$-	$1,832.1	$527.8	$-	$2,359.9

The following table summarizes the balance sheet classification of our SRA reserves ($ in millions):

	December 31, 2018	December 31, 2017
Contra accounts receivable	$207.7	$250.6
Accounts payable and accrued expenses	2,359.9	2,179.9
Total	$2,567.6	$2,430.5

The SRA provisions recorded to reduce gross product sales to net product sales, excluding discontinued operations, were as follows ($ in millions):

	Years Ended December 31,
	2018	2017	2016
Gross product sales	$24,056.9	$23,688.4	$21,398.6
Provisions to reduce gross product sales to net products sales	(8,629.9)	(8,120.0)	(7,038.5)
Net product sales	$15,427.0	$15,568.4	$14,360.1
Percentage of SRA provisions to gross sales	35.9%	34.3%	32.9%

Collectability Assessment

At the time of contract inception or customer account set-up, the Company performs a collectability assessment on the creditworthiness of such customer. The Company assesses the probability that the Company will collect the consideration to which it will be entitled in exchange for the goods sold. In evaluating collectability, the Company considers the customer’s ability and intention to pay consideration when it is due. On a recurring basis, the Company estimates the amount of receivables considered uncollectible after sale to the customer to reflect allowances for doubtful accounts.  Provision for bad debts, included in general and administrative expenses, were $18.5 million, $11.6 million and $3.5 million in the years ended December 31, 2018, 2017 and 2016, respectively.

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

Litigation and Contingencies

The Company is involved in various legal proceedings in the normal course of its business, including product liability litigation, intellectual property litigation, employment litigation and other litigation. Additionally, the Company, in consultation with its counsel, assesses the need to record a liability for contingencies on a case-by-case basis in accordance with FASB Accounting Standards Codification (“ASC”) Topic 450 “Contingencies” (“ASC 450”). Accruals are recorded when the Company determines that a loss related to a matter is both probable and reasonably estimable. These accruals are adjusted periodically as assessment efforts progress or as additional information becomes available. Refer to “NOTE 25 — Commitments and Contingencies” for more information.

R&D Activities

R&D activities are expensed as incurred and consist of self-funded R&D costs, the costs associated with work performed under collaborative R&D agreements, regulatory fees, and acquisition and license related milestone payments, if any.

As of December 31, 2018, we are developing a number of products, some of which utilize novel drug delivery systems, through a combination of internal and collaborative programs including but not limited to the following:

Product	Therapeutic Area	Indication	Expected Launch Year	Phase
Cariprazine	Central Nervous System	Bipolar Depression	2019	Review
Abicipar	Eye Care	Age Related Macular Degeneration	2020	III
Bimatoprost SR	Eye Care	Glaucoma	2020	III
Ubrogepant	Central Nervous System	Acute Migraine	2020	III
Atogepant	Central Nervous System	Prophylaxis Migraine	2021	III
Presbysol	Eye Care	Presbyopia	2021	III
Rapastinel	Central Nervous System	Depression	2021	III
Cenicriviroc	Gastrointestinal	NASH	2022	III
Relamorelin	Gastrointestinal	Gastroparesis	2023	III
Abicipar	Eye Care	Diabetic Macular Edema	2023	II
Brimonidine DDS	Eye Care	Geographic Atrophy	2023	II
Brazikumab	Gastrointestinal	Crohn's Disease	2024	II
Botox	Medical Aesthetics	Platysma/Masseter	2025/2023	II
Brazikumab	Gastrointestinal	Ulcerative Colitis	2025	II

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

The TCJA introduced an additional U.S. tax on certain non-U.S. subsidiaries’ earnings which are considered to be Global Intangible Low Taxed Income (referred to as “GILTI”). Under this provision, the amount of GILTI included by a U.S. shareholder will be taxed at a rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset for foreign tax credits. After consideration of the relevant guidance and completing the accounting for the tax effects of the TCJA, the Company has elected to treat GILTI as a period cost.

Comprehensive Income / (Loss)

Comprehensive income / (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders. Other comprehensive income / (loss) refers to revenues, expenses, gains and losses that are included in comprehensive income / (loss), but excluded from net income / (loss) as these amounts are recorded directly as an adjustment to shareholders’ equity. The Company’s other comprehensive income / (loss) is primarily comprised of actuarial gains / (losses), the impact of hedging transactions, pension liabilities and foreign currency translation adjustments.

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

A reconciliation of the numerators and denominators of basic and diluted EPS follows ($ in millions, except per share amounts):

	Years Ended December 31,
	2018	2017	2016
Net (loss) / income:
Net (loss) attributable to ordinary shareholders excluding (loss) / income from discontinued operations, net of tax	$(5,142.8)	$(4,001.0)	$(1,219.5)
(Loss) / income from discontinued operations, net of tax	-	(402.9)	15,914.5
Net (loss) / income attributable to ordinary shareholders	$(5,142.8)	$(4,403.9)	$14,695.0

Basic weighted average ordinary shares outstanding	337.0	333.8	384.9

Basic EPS:
Continuing operations	$(15.26)	$(11.99)	$(3.17)
Discontinued operations	$-	$(1.20)	$41.35
Net (loss) / income per share	$(15.26)	$(13.19)	$38.18

Dividends per ordinary share	$2.88	$2.80	$-

Diluted weighted average ordinary shares outstanding	337.0	333.8	384.9

Diluted EPS:
Continuing operations	$(15.26)	$(11.99)	$(3.17)
Discontinued operations	$-	$(1.20)	$41.35
Net (loss) / income per share	$(15.26)	$(13.19)	$38.18

Stock awards to purchase 2.3 million, 3.8 million, and 4.7 million ordinary shares for the years ended December 31, 2018, 2017 and 2016, respectively, were outstanding, but not included in the computation of diluted EPS, because the awards were anti-dilutive for continuing operations and as such the treatment for discontinued operations was also anti-dilutive.

The Company’s preferred shares were converted to ordinary shares on March 1, 2018.  The weighted average impact of ordinary share equivalents of 2.9 million for the year ended December 31, 2018, which would result from the mandatory conversion of the Company’s preferred shares at the beginning of the period, were not included in the calculation of diluted EPS as their impact would be anti-dilutive.  Similarly, the anti-diluted weighted average impact of ordinary share equivalents upon mandatory conversion of the preferred shares of 17.8 million and 17.6 million for years ended December 31, 2017, and 2016, respectively, were excluded from in the calculation of diluted EPS.

Refer to “NOTE 20 –Shareholders’ Equity” for further discussion on the Company’s share repurchase programs.

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

Cash-settled performance-based awards are recorded as a liability. These cash-settled performance-based awards were measured against pre-established total shareholder returns metrics.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, which states that a lessee should recognize the assets and liabilities that arise from leases. This update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  As of the January 1, 2019 transition date, the right of use (“ROU”) asset and liability were less than 1.0% and less than 2.0% of total Company assets and liabilities, respectively.

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

NOTE 5 — Business Developments

2018 Significant Business Developments

The following are the significant transactions that were completed or announced in the year ended December 31, 2018.

Licenses and Asset Acquisitions

Bonti, Inc.

On October 24, 2018, the Company acquired Bonti, Inc. (“Bonti”), a privately held clinical-stage biotechnology company focused on the development and commercialization of novel, fast-acting neurotoxin programs for aesthetic and therapeutic applications, for $195.0 million upfront plus contingent consideration of up to $90.0 million which may be recorded if the corresponding events become probable.  The transaction was accounted for as an asset acquisition as the purchase primarily related to one asset.  The aggregate upfront expense of $196.6 million was recorded as a component of R&D expense in the year ended December 31, 2018.

Elastagen Pty Ltd

On April 6, 2018, the Company completed the acquisition of Elastagen Pty Ltd, a clinical stage medical company developing medical and cosmetic treatments including recombinant human tropoelastin, the precursor of elastin, which will be combined with Allergan's existing fillers product lines.  The transaction was accounted for as an asset acquisition as the purchase primarily related to one asset.  The aggregate upfront expense of $96.1 million was recorded as a component of R&D expense during the year ended December 31, 2018.  Under the terms of the agreement, Elastagen Pty Ltd is eligible to receive additional contingent consideration of up to $165.0 million which may be recorded if the corresponding events become probable.

Repros Therapeutics, Inc.

On January 31, 2018, the Company completed the acquisition of Repros Therapeutics, Inc., which was accounted for as an asset acquisition as the purchase primarily related to one asset.  The aggregate upfront expense of $33.2 million was recorded as a component of R&D expense during the year ended December 31, 2018.

Divestitures

Aclaris Therapeutics, Inc.

On November 30, 2018, the Company divested Rhofade® to Aclaris Therapeutics, Inc.  Under the terms of the agreement, the purchase price included an upfront cash payment, a potential development milestone payment for an additional dermatology product, and tiered payments based on annual net sales of Rhofade®, which have a fair value estimated to be $50.3 million.  As a result of this transaction, the Company recorded a net loss of $266.2 million which is included as a component of “Asset sales and impairments, net”.

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

2017 Significant Business Developments

The following are the significant transactions that were completed or announced in the year ended December 31, 2017.

Acquisitions

Keller Medical, Inc.

On June 23, 2017, the Company acquired Keller Medical, Inc. (“Keller”), a privately held medical device company and developer of the Keller Funnel® (the “Keller Acquisition”).  The Keller Acquisition combined the Keller Funnel®, a surgical device used in conjunction with breast implants, with the Company’s leading breast implants business.

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

Final Valuation as of December 31, 2018
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

The following table identifies the summarized amounts recognized and the weighted average useful lives using the economic benefit of intangible assets ($ in millions):

	Amount recognized as of the acquisition date	Weighted average useful lives (years)
Definite Lived Assets
Consumables	$985.0	6.7
System	43.0	3.7
Total CMP	1,028.0
Customer Relationships	157.0	6.6
Total Definite Lived Assets	$1,185.0

Goodwill

Among the reasons the Company acquired Zeltiq and the factors that contributed to the recognition of goodwill was the expansion of the Company’s leading medical aesthetics portfolio.  Goodwill from the Zeltiq Acquisition of $954.7 million was assigned to the US Specialized Therapeutic segment and goodwill of $256.9 million was assigned to the International segment and is non-deductible for tax purposes.

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

LifeCell Corporation

On February 1, 2017, the Company acquired LifeCell Corporation (“LifeCell”), a regenerative medicine company, for an acquisition accounting price of $2,883.1 million (the “LifeCell Acquisition”). The LifeCell Acquisition combined LifeCell's novel, regenerative medicines business, including its high-quality and durable portfolio of dermal matrix products with the Company's leading portfolio of medical aesthetic products, breast implants and tissue expanders. The LifeCell Acquisition expanded the Company’s medical aesthetics portfolio by adding Alloderm® and Strattice®.

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

IPR&D and Intangible Assets

The fair value of the acquired intangible assets was determined using the IPR&D and Intangible Asset Valuation Technique. The discount rate used to arrive at the present value for these acquired intangible assets was 7.5% to reflect the internal rate of return and incremental commercial uncertainty in the cash flow projections in the LifeCell Acquisition. The discount rate of the LifeCell Acquisition was driven by the life-cycle stage of the products including, the advanced nature of IPR&D projects and the therapeutic indication. For these and other reasons, actual results may vary significantly from estimated results.

The following table identifies the summarized amounts recognized and the weighted average useful lives using the economic benefit of intangible assets ($ in millions):

	Amount recognized as of the acquisition date	Weighted average useful lives (years)
Definite lived assets
Alloderm®	$1,385.0	6.9
Revolve®	80.0	7.1
Strattice®	320.0	5.1
Artia®	115.0	8.8
Other	10.0	2.8
Total CMP	1,910.0
Customer Relationships	100.0	6.3
Total definite lived assets	2,010.0
In-process research and development
Other	10.0
Total IPR&D	10.0
Total intangible assets	$2,020.0

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

Licenses and Other Transactions Accounted for as Asset Acquisitions

Lyndra, Inc.

On July 31, 2017, the Company entered into a collaboration, option and license agreement with Lyndra, Inc. (“Lyndra”) to develop orally administered ultra-long-acting (once-weekly) products for the treatment of Alzheimer’s disease and an additional, unspecified indication. The total upfront payment of $15.0 million was included as a component of R&D expense in the year ended December 31, 2017. The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing, as well as the lack of certain other inputs and processes, that the transaction did not qualify as a business.  The future option exercise payments, if any, and any future success based milestones relating to the licensed products of up to $85.0 million will be recorded if the corresponding events become probable.

Editas Medicine, Inc.

On March 14, 2017, the Company entered into a strategic alliance and option agreement with Editas Medicine, Inc. (“Editas”) for access to early stage, first-in-class eye care programs. Pursuant to the agreement, Allergan made an upfront payment of $90.0 million for the right to license up to five of Editas’ gene-editing programs in eye care, including its lead program for Leber Congenital Amaurosis (“LCA”). Under the terms of the agreement, if an option is exercised, Editas is eligible to receive contingent research and development and commercial milestones plus royalties based on net sales.  The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing, as well as the lack of certain other inputs and processes, that the transaction did not qualify as a business. The total upfront payment of $90.0 million was included as a component of R&D expense in the year ended December 31, 2017. The future option exercise payments, if any, and any future success based milestones relating to the licensed products will be recorded if the corresponding events become probable.

In the year ended December 31, 2018, the Company exercised a $15.0 million option to develop and commercialize EDIT-101 globally for the treatment of LCA10 which was included as a component of R&D expense.  Additionally, Editas has exercised its option to co-develop and share equally in the profits and losses from EDIT-101 in the United States.  Editas received an additional $25.0 million milestone, which was included as a component as R&D expense in the year ended December 31, 2018, as the FDA accepted the investigational new drug application for EDIT-101.

Assembly Biosciences, Inc.

On January 9, 2017, the Company entered into a licensing agreement with Assembly Biosciences, Inc. (“Assembly”) for the worldwide rights to Assembly’s microbiome gastrointestinal development programs. Under the terms of the agreement, the Company made an upfront payment to Assembly of $50.0 million for the exclusive, worldwide rights to develop and commercialize certain development compounds. Additionally, Assembly will be eligible to receive success-based development and commercial milestone payments plus royalties based on net sales. The Company and Assembly will generally share development costs through proof-of-concept (“POC”) studies, and Allergan will assume all post-POC development costs.  The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing as well as the lack of certain other inputs and processes that the transaction did not qualify as a business.  The total upfront payment of $50.0 million was included as a component of R&D expense in the year ended December 31, 2017 and the future success based milestone payments of up to $2,771.0 million, including amounts for additional development programs not committed to as of December 31, 2017, will be recorded if the corresponding events become probable.

Lysosomal Therapeutics, Inc.

On January 9, 2017, the Company entered into a definitive agreement for the option to acquire Lysosomal Therapeutics, Inc. (“LTI”). LTI is focused on innovative small-molecule research and development in the field of neurodegeneration, yielding new treatment options for patients with severe neurological diseases. Under the agreement, Allergan acquired an option right directly from LTI shareholders to acquire LTI for $150.0 million plus future milestone payments following completion of a Phase Ib trial for LTI-291 as well as an upfront research and development payment. The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing, as well as the lack of certain other inputs and processes, that the transaction did not qualify as a business. The aggregate upfront payment of $145.0 million was recorded as a component of R&D expense in the year ended December 31, 2017.  The Company did not exercise its option and on January 2, 2019, the option agreement with LTI was terminated.

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

2016 Significant Business Developments

The following are the significant transactions that were completed in the year ended December 31, 2016. Refer to “NOTE 8 — Discontinued Operations” for material divestitures that were completed into during the year ended December 31, 2016.

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

Assets Acquired and Liabilities Assumed at Fair Value

The transaction has been accounted for using the acquisition method of accounting.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date ($ in millions):

Final Valuation
Cash and cash equivalents	$21.3
IPR&D intangible assets	1,357.0
Goodwill	98.6
Indebtedness	(15.9)
Contingent consideration	(479.0)
Deferred tax liabilities, net	(381.8)
Other assets and liabilities	(30.1)
Net assets acquired	$570.1

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

Goodwill

Among the reasons the Company acquired Tobira and the factors that contributed to the recognition of goodwill was the expansion of the Company’s pipeline of NASH products.  Goodwill from the Tobira Acquisition of $98.6 million was assigned to the US General Medicine segment and is non-deductible for tax purposes.

Contingent Consideration

As part of the acquisition, the Company is required to pay the former shareholders of Tobira up to $1,101.3 million, of which $303.1 million was paid in the year ended December 31, 2017, based on the timing of the certain development, regulatory and commercial milestones, if any.  At the time of the acquisition, the Company estimated the fair value of the contingent consideration to be $479.0 million using a probability weighted average approach that considered the possible outcomes of scenarios related to the specified product.

Deferred Tax Liabilities

Deferred tax liabilities result from identifiable intangible assets’ fair value adjustments. These adjustments create excess book basis over tax basis which is tax-effected by the statutory tax rates of applicable jurisdictions.

Vitae Pharmaceuticals, Inc.

On October 25, 2016, the Company acquired Vitae Pharmaceuticals, Inc. (“Vitae”), a clinical-stage biotechnology company, for an acquisition accounting purchase price of $621.4 million (the “Vitae Acquisition”). At the time of the transaction, the Vitae Acquisition was anticipated to expand Allergan’s dermatology product pipeline with the addition of a Phase II orally active RORyt (retinoic acid receptor-related orphan receptor gamma) inhibitor for the potential treatment of psoriasis and other autoimmune disorders, and a Phase II atopic dermatitis drug candidate.

Assets Acquired and Liabilities Assumed at Fair Value

The transaction has been accounted for using the acquisition method of accounting.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date ($ in millions):

Final Valuation
Cash and cash equivalents	$44.7
Marketable securities	20.2
Property, plant and equipment, net	5.0
IPR&D intangible assets	686.0
Assets held for sale	22.5
Goodwill	30.6
Other assets and liabilities	(20.7)
Deferred tax liabilities, net	(166.9)
Net assets acquired	$621.4

IPR&D and Intangible Assets

The fair value of the IPR&D intangible assets was determined using the IPR&D and Intangible Asset Valuation Technique. The discount rate used to arrive at the present value for IPR&D intangible assets was 9.5% to reflect the internal rate of return and incremental commercial uncertainty in the cash flow projections. The discount rate of the acquisition was driven by the stage of the product and the therapeutic indication.  Refer to “NOTE 16 – Goodwill, Product Rights and Other Intangible Assets” for impairments of the acquired assets.

Goodwill

Among the reasons the Company acquired Vitae and the factors that contributed to the recognition of goodwill was the expansion of the Company’s pipeline of dermatology products.  Goodwill from the Vitae Acquisition of $30.6 million was assigned to the US Specialized Therapeutic segment and is non-deductible for tax purposes.

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

Assets Acquired and Liabilities Assumed at Fair Value

The transaction has been accounted for using the acquisition method of accounting.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date ($ in millions):

Final Valuation
Cash and cash equivalents	$1.0
IPR&D intangible assets	158.0
Goodwill	50.5
Current liabilities	(14.8)
Contingent consideration	(79.8)
Deferred tax liabilities, net	(37.2)
Other assets and liabilities	(3.2)
Net assets acquired	$74.5

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

Contingent Consideration

As part of the acquisition, the Company is required to pay the former shareholders of ForSight up to $125.0 million based on the timing of the first commercial sale, if any.  The Company estimated the fair value of the contingent consideration to be $79.8 million using a probability weighted average approach that considered the possible outcomes of scenarios related to the specified product. In the year ended December 31, 2016, the Company recognized approximately $33.0 million in impairments of the acquired ForSight IPR&D asset as the Company anticipated a delay in potential launch timing, if any.  Offsetting this impairment was a corresponding reduction of acquired contingent consideration of $15.0 million, which reduced overall R&D expenses.

Deferred Tax Liabilities

Deferred tax liabilities result from identifiable intangible assets’ fair value adjustments. These adjustments create excess book basis over tax basis which is tax-effected by the statutory tax rates of applicable jurisdictions.

Licenses and Asset Acquisitions

Motus Therapeutics, Inc.

On December 15, 2016, the Company acquired Motus Therapeutics, Inc. (“Motus”) for an upfront payment of approximately $200.0 million (the “Motus Transaction”).  Motus has the worldwide rights to RM-131 (relamorelin), a peptide ghrelin agonist being developed for the treatment of diabetic gastroparesis.  Under the terms of the Motus Transaction, Motus shareholders are eligible to receive contingent consideration in connection with the commercial launch of the product. The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the transaction did not qualify as a business. The total upfront net payment of $199.5 million was included as a component of R&D expense in the year ended December 31, 2016 and the future milestone will be recorded if the corresponding event becomes probable.

Chase Pharmaceuticals Corporation

On November 22, 2016, the Company acquired Chase Pharmaceuticals Corporation (“Chase”), a clinical-stage biopharmaceutical company focused on the development of improved treatments for neurodegenerative disorders including Alzheimer's disease, for an upfront payment of approximately $125.0 million plus potential regulatory and commercial milestones of up to $875.0 million related to Chase's lead compound, CPC-201, and certain backup compounds (the “Chase Transaction”). The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the Chase Transaction did not qualify as a business. The total upfront net payment of $122.9 million was expensed as a component of R&D expense in the year ended December 31, 2016 and the future milestones will be recorded if the corresponding events become probable.  In the year ended December 31, 2018, milestone payments of $75.0 million were included as a component of R&D expense.

AstraZeneca plc License

On October 2, 2016, the Company entered into a licensing agreement with MedImmune, AstraZeneca plc's (“AstraZeneca”) global biologics research and development arm, for the global rights to brazikumab (the “AstraZeneca Transaction”). Brazikumab is an anti-IL-23 monoclonal antibody for the treatment of patients with moderate-to-severe Crohn's disease and was Phase II ready for ulcerative colitis and other conditions treated with anti-IL-23 monoclonal antibodies.  Under the terms of the AstraZeneca Transaction, AstraZeneca received $250.0 million for the exclusive, worldwide license to develop and commercialize brazikumab and can receive contingent consideration of up to $1.27 billion (as of the time of the transaction), as well as tiered royalties on sales of the product. The Company concluded based on the stage of development of the assets, the lack of acquired employees and manufacturing as well as certain other inputs and processes that the transaction did not qualify as a business. The total upfront payment of $250.0 million was included as a component of R&D expense in the year ended December 31, 2016 and the future milestones will be recorded if the corresponding events become probable.  In the year ended December 31, 2018, milestones of $90.0 million, related to the probable initiation of clinical studies, were expensed as a component of R&D expense.

RetroSense Therapeutics, LLC

On September 6, 2016, the Company acquired certain assets of RetroSense Therapeutics LLC (“RetroSense”), a private, clinical-stage biotechnology company focused on novel gene therapy approaches to restore vision in patients suffering from blindness (the “RetroSense Transaction”). Under the terms of the RetroSense Transaction, RetroSense received approximately $60.0 million upfront, and is eligible to receive up to $495.0 million in contingent regulatory and commercialization milestone payments related to its lead development program, RST-001, a novel gene therapy for the treatment of retinitis pigmentosa.  The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the RetroSense Transaction did not qualify as a business.  The total upfront net payment of $59.7 million was included as a component of R&D expense in the year ended December 31, 2016 and the future milestones will be recorded if the corresponding events become probable.

Akarna Therapeutics, Ltd.

On August 26, 2016, the Company acquired Akarna Therapeutics, Ltd. (“Akarna”), a biopharmaceutical company developing novel small molecule therapeutics that target inflammatory and fibrotic diseases (the “Akarna Transaction”). Under the terms of the Akarna Transaction, Akarna shareholders received approximately $50.0 million upfront and were eligible to receive contingent development and commercialization milestones of up to $1,015.0 million. The Company concluded based on the stage of development of the assets as well as a lack of certain other inputs and processes that the Akarna Transaction did not qualify as a business.  The total upfront net payment of $48.2 million was included as a component of R&D expense in the year ended December 31, 2016 and the future milestones will be recorded if the corresponding events become probable.  In the year ended December 31, 2017, a milestone of $39.6 million, related to the initiation of a clinical study, was included as a component of R&D expense.

Topokine Therapeutics, Inc.

On April 21, 2016, the Company acquired Topokine Therapeutics, Inc. (“Topokine”), a privately held, clinical-stage biotechnology company focused on development stage topical medicines for fat reduction (the “Topokine Transaction”). Under the terms of the Topokine Transaction, Topokine shareholders received an upfront payment of $85.8 million and are eligible to receive contingent development and commercialization milestones of up to $260.0 million for XAF5, a first-in-class topical agent in development for the treatment of steatoblepharon, also known as undereye bags.  The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the Topokine Transaction did not qualify as a business.  The total upfront net payment of approximately $85.0 million was included as a component of R&D expense in the year ended December 31, 2016 and the future milestones will be recorded if the corresponding events become probable.

Heptares Therapeutics, Ltd.

On April 6, 2016, the Company entered into an agreement with Heptares Therapeutics, Ltd. (“Heptares”), under which the Company licensed exclusive global rights to a portfolio of novel subtype-selective muscarinic receptor agonists in development for the treatment of major neurological disorders, including Alzheimer's disease (the “Heptares Transaction”). Under the terms of the Heptares Transaction, Heptares received an upfront payment of $125.0 million and is eligible to receive contingent milestone payments of up to approximately $665.0 million upon successful Phase I, II and III clinical development and launch of the first three licensed compounds for multiple indications and up to approximately $2.575 billion associated with achieving certain annual sales thresholds during the several years following launch. In addition, Heptares was eligible to receive contingent tiered royalties on net sales of all products resulting from the partnership. The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the Heptares Transaction did not qualify as a business. The total upfront payment of $125.0 million was included as a component of R&D expense in the year ended December 31, 2016 and the future milestones will be recorded if the events become probable.  In the year ended December 31, 2017, a milestone of $15.0 million, related to the initiation of a clinical study, was included as a component of R&D expense.

Anterios, Inc.

On January 6, 2016, the Company acquired Anterios, Inc. (“Anterios”), a clinical stage biopharmaceutical company developing a next generation delivery system and botulinum toxin-based prescription products (“the Anterios Transaction”). Under the terms of the Anterios Transaction, Anterios shareholders received an upfront net payment of approximately $90.0 million and are eligible to receive contingent development and commercialization milestone payments up to $387.5 million related to an investigational topical formulation of botulinum toxin type A in development for the potential treatment of hyperhidrosis, acne, and crow’s feet lines and the related NDS™, Anterios' proprietary platform delivery technology that enables local, targeted delivery of neurotoxins through the skin without the need for injections.  The Company concluded based on the stage of development of the assets, the lack of acquired employees as well as certain other inputs and processes that the Anterios Transaction did not qualify as a business.  The total upfront net payment of $89.2 million was included as a component of R&D expense in the year ended December 31, 2016 and the future milestones will be recorded if the corresponding events become probable.

NOTE 6 — Assets Held for Sale

The following represents the assets held for sale ($ in millions):

	December 31,	December 31,
	2018	2017
Assets held for sale:
Inventories	$34.0	$-
Property, plant and equipment, net	32.8	53.0
Product rights and other intangibles	849.4	15.8
Goodwill	-	12.8
Total assets held for sale	$916.2	$81.6

As of December 31, 2018, Allergan concluded that its Anti-Infectives business met the criteria for held for sale based on management’s intent and ability to divest the business within the next twelve months.  As a result of this decision, Allergan impaired the business assets by $771.7 million, including goodwill of $622.0 million, based on the expected aggregate fair value to be received of approximately $885.0 million.  Upon the sale of the business, Allergan would only recognize the upfront proceeds received in exchange for the assets disposed, which may result in further potential write downs as of the date of sale.  If contingent consideration is part of the aggregate fair value received, the Company would recognize any future benefits in “other income / (expense)” as the contingent portion of the divestiture is earned.

As of December 31, 2017, assets held for sale principally consisted of facilities no longer in use and certain product rights and other intangibles and goodwill.

NOTE 7 — Collaborations

The Company has ongoing transactions with other entities through collaboration agreements. The following represent the material collaboration agreements impacting the years ended December 31, 2018, 2017 and 2016.

Ironwood Collaboration

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

Based on the nature of the arrangement (including its contractual terms), the nature of the payments and applicable guidance, the Company records receipts from and payments to Ironwood in two pools: the “Development pool” which consists of R&D expenses, and the “Commercialization pool,” which consists of revenue, cost of sales and other operating expenses. The net payment to or receipt from Ironwood for the Development pool is recorded in R&D expense and the net payment to or receipt from Ironwood for the Commercialization pool is recorded in cost of goods sold.  In the year ended December 31, 2018, the Company recorded a $29.9 million Linzess® profit share true-up in cost of sales.

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

In addition, we will contribute our significant expertise in the commercialization and marketing of products in highly competitive specialty markets, including helping effectively manage the lifecycle of the biosimilar products. The collaboration products are expected to be sold under a joint Amgen/Allergan label. We will initially receive royalties and sales milestones from product revenues. The collaboration will not pursue biosimilars of Amgen’s proprietary products.  In the year ended December 31, 2017, the FDA approved MVASI ™, a biosimilar of Avastin, for the treatment of five types of cancer.  As a result of the approval, the Company can achieve certain commercial and sales based milestones and receive royalties based on the net sales of the product.  In the year ended December 31, 2018, the Company recorded $25.0 million in milestone revenue as a result of the anticipated product launch of MVASI™ during the 2019 fiscal year.  Additionally, in the year ended December 31, 2018, the European Commission granted marketing authorization for MVASI ™ and KANJINTI™, both biosimilars of Herceptin.

NOTE 8 — Discontinued Operations

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

In October 2016, pursuant to our agreement with Teva, Teva provided the Company with its proposed estimated adjustment to the closing date working capital balance.  The Company disagreed with Teva’s proposed adjustment, and, pursuant to our agreement with Teva, each of the Company’s and Teva’s proposed adjustments were submitted to arbitration (“Working Capital Arbitration”) to determine the working capital amount in accordance with GAAP as applied by the Company consistent with past practice.  On January 31, 2018, Allergan plc and Teva entered into a Settlement Agreement and Mutual Releases (the “Agreement”).  The Agreement provides that the Company will make a one-time payment of $700.0 million to Teva which was paid in the year ended December 31, 2018; the Company and Teva will jointly dismiss their working capital dispute arbitration, and the Company and Teva will release all actual or potential claims under the Master Purchase Agreement, dated July 26, 2015, by and between the Company and Teva, for breach of any representation, warranty, or covenant (other than any breach of a post-closing covenant not known as of the date of the Agreement).  The Company recorded a pre-tax charge of $466.0 million as a component of other (expense) / income, net from discontinued operations relating to the settlement in the year ended December 31, 2017.

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

The fair value of Teva Shares owned were recorded within “Marketable securities” on the Company’s Consolidated Balance Sheet. The closing August 2, 2016 Teva stock price discounted at a rate of 5.9 percent due to the lack of marketability was used to initially value the shares.

Teva Share Activity

During the year ended December 31, 2018, the Company recorded the following movements in its investment in Teva securities ("Teva Share Activity") ($ in millions except per share information):

	Shares	Carrying Value per Share		Market Price		Proceeds Received	Value of Marketable Securities	Unrealized Gain / (Loss) as a Component of Other Comprehensive Income	Gain / (Loss) Recognized in Other Income/ (Expense), Net	Derivative Instrument (Liability)/ Asset	Retained Earnings
Teva securities as of December 31, 2017	95.9	$17.60		$18.95		n.a.	$1,817.7	$129.3	$-	$(62.9)	$-
Impact of ASU No. 2016-01 during the three months ended March 31, 2018	-	-		-		-	-	(129.3)	-	-	129.3
Settlement of initial accelerated share repurchase ("ASR"), net during the three months ended March 31, 2018(1)	(25.0)	18.95		16.53	(2)	413.3	(473.8)	-	2.5	62.9	-
Settlement of forward sale entered into during the three months ended March 31, 2018, net(3)	(25.0)	17.09		18.61	(4)	465.5	(427.3)	-	38.2	-	-
Open market sales during the twelve months ended December 31, 2018	(45.9)	n.a.	(5)	20.41		936.7	(916.6)	-	20.2	-	-
Teva securities as of and for the twelve months ended December 31, 2018	-	$-		$-		$1,815.5	$-	$-	$60.9	$-	$129.3

(1) In the year ended December 31, 2017, the Company recorded a $62.9 million loss on the fair value of the derivative for the forward sale of 25.0 million of Teva securities.  The ASR was settled on January 12, 2018 for $413.3 million.

(2) Market price represents average price over the life of the contract. On the January 17, 2018 settlement date, the closing stock price of Teva securities was $21.48.

(3) On February 13, 2018, the Company entered into additional forward sale transactions under which we sold approximately 25.0 million Teva shares.  The value of the shares were based on the volume weighted average price of Teva shares plus a premium and settled during the year ended December 31, 2018. As a result of the transaction, the Company received 80% of the proceeds, or approximately $372.0 million on February 13, 2018.  The forward sale was settled on May 7, 2018 for total proceeds of $465.5 million.

(4) Market price represents average price over the life of the contract. On the May 7, 2018 settlement date, the closing stock price of Teva securities was $18.62.
(5) Average carrying value per share was $19.97.

During the year ended December 31, 2017, the Company recorded the following movements in its investment in Teva securities ($ in millions except per share information):

	Shares	Carrying Value per Share	Market Price	Discount	Movement in the Value of Marketable Securities	Unrealized Gain / (Loss) as a Component of Other Comprehensive Income	(Loss) / Gain Recognized in Other Income / (Expense), Net
Teva securities as of December 31, 2016	100.3	$53.39	$36.25	5.4%	$3,439.2	$(1,599.4)	$-
Other-than-temporary impairment recognized at March 31, 2017	100.3	32.09	32.09	4.9%	(378.6)	1,599.4	(1,978.0)
Other-than-temporary impairment recognized at September 30, 2017	100.3	17.60	17.60	0.0%	(1,295.5)	-	(1,295.5)
Sales during the twelve months ended December 31, 2017	(4.4)	n.a.	n.a.	0.0%	(76.7)	-	4.2
Other fair value movements in the twelve months ended December 31, 2017	95.9	17.60	18.95	0.0%	129.3	129.3	-
Teva securities as of and for the twelve months ended December 31, 2017	95.9	$17.60	$18.95	0.0%	$1,817.7	$129.3	$(3,269.3)

The Teva stock price was discounted due to the lack of marketability.

Financial results of the global generics business and the Anda Distribution business are presented as “(Loss) / income from discontinued operations, net of tax” on the Consolidated Statements of Operations for the years ended December 31, 2017 and 2016.

The following table presents key financial results of the global generics business and the Anda Distribution business included in “(Loss) / income from discontinued operations, net of tax” for the years ended December 31, 2017 and 2016 ($ in millions):

	Years Ended December 31,
	2017	2016
Net revenues	$-	$4,504.3
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	2,798.3
Research and development	-	269.4
Selling and marketing	-	352.9
General and administrative	18.8	425.8
Amortization	-	4.8
Asset sales and impairments, net	1.2	-
Total operating expenses	20.0	3,851.2
Operating (loss) / income	(20.0)	653.1
Other (expense) / income, net	(470.4)	15,932.2
(Benefit) / provision for income taxes	(87.5)	670.8
(Loss) / income from discontinued operations, net of tax	$(402.9)	$15,914.5

The operating income reflects approximately seven months of operating activity of the Company’s former generics business and approximately nine months of operating activity of the Anda Distribution business in the year ended December 31, 2016. “Other (expense) / income, net” includes the gain on sale of the businesses to Teva.

Depreciation and amortization was ceased upon the determination that the held for sale criteria were met, which were the announcement dates of the Teva Transaction and the divestiture of the Anda Distribution business. The depreciation, amortization and significant operating and investing non-cash items of the discontinued operations were as follows ($ in millions):

Year Ended December 31, 2016
Depreciation from discontinued operations	$2.1
Amortization from discontinued operations	4.8
Capital expenditures	85.3
Deferred income tax expense	6,038.5

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

	2018 Grants	2017 Grants	2016 Grants
Dividend yield	1.5%	1.2%	0.0%
Expected volatility	27.0%	27.0%	27.0%
Risk-free interest rate	2.2-2.9%	2.0-2.3%	1.3 - 2.4%
Expected term (years)	7.0	7.0	7.0 - 7.5

Share-Based Compensation Expense

Share-based compensation expense recognized in the Company’s results of operations, including discontinued operations, for the years ended December 31, 2018, 2017 and 2016 was as follows ($ in millions):

	Years Ended December 31,
	2018	2017	2016
Equity-based compensation awards	$239.8	$293.3	$334.5
Cash-settled awards in connection with the Zeltiq Acquisition	-	31.5	-
Cash-settled awards in connection with the Tobira Acquisition	-	-	27.0
Cash-settled awards in connection with the Vitae Acquisition	-	-	18.6
Cash-settled awards in connection with the ForSight Acquisition	-	-	3.1
Non-equity settled awards other	-	(16.8)	-
Total share-based compensation expense	$239.8	$308.0	$383.2

In the year ended December 31, 2016, share-based compensation expense included in discontinued operations was $12.9 million.

In the years ended December 31, 2018, 2017 and 2016, the related tax benefits were $53.5 million, $105.0 million and $131.8 million, respectively, relating to share-based compensation.

In the year ended December 31, 2017, the income in non-equity settled awards other was due to an actuarial reversal of $16.8 million based on the decline of the total shareholder return metrics.  These awards are cash-settled and fair valued based on a pre-determined total shareholder return metric.

Included in the share-based compensation awards for the years ended December 31, 2018, 2017 and 2016 is the impact of accelerations and step-ups relating to the acquisition accounting treatment of outstanding awards acquired in the Zeltiq Acquisition, the acquisition of Allergan, Inc. (the “Allergan Acquisition”), and the acquisition of Forest Laboratories, Inc. (the “Forest Acquisition”) ($ in millions):

	Years Ended December 31,
	2018	2017	2016
Zeltiq Acquisition	$10.1	$47.8	$-
Allergan Acquisition	8.3	47.1	108.9
Forest Acquisition	-	10.1	45.2
Total	$18.4	$105.0	$154.1

Unrecognized future share-based compensation expense was $312.4 million as of December 31, 2018. This amount will be recognized as an expense over a remaining weighted average period of 1.3 years. Share-based compensation is being amortized and charged to operations over the same period as the restrictions are eliminated for the participants, which is generally on a straight-line basis.

Share Activity

The following is a summary of equity award activity for unvested restricted stock and stock units in the period from December 31, 2017 through December 31, 2018 (in millions, except per share data):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Grant Date Fair Value
Restricted shares / units outstanding at December 31, 2017	2.0	$237.72	1.8	$484.1
Granted	1.4	147.10		204.0
Vested	(0.6)	242.16		(152.5)
Forfeited	(0.3)	203.72		(62.7)
Restricted shares / units outstanding at December 31, 2018	2.5	$190.27	1.6	$472.9

The following is a summary of equity award activity for non-qualified options to purchase ordinary shares in the period from December 31, 2017 through December 31, 2018 (in millions, except per share data):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2017	7.3	$120.94	5.2	$312.7
Granted	0.2	151.27
Exercised	(1.0)	100.85
Cancelled	(0.2)	244.13
Outstanding, vested and expected to vest at December 31, 2018	6.3	$122.74	4.4	$69.0

The decrease in the aggregate intrinsic value of the options is primarily related to the decline in the Company’s stock from $163.58 as of December 31, 2017 to $133.66 as of December 31, 2018.

NOTE 10 — Pension and Other Postretirement Benefit Plans

Defined Benefit Plan Obligations

The Company has numerous defined benefit plans offered to employees around the world. For these plans, retirement benefits are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances.  As of December 31, 2018, all of the Company’s plans were frozen for future enrollment.

The service and settlement costs captured as part of the net periodic (benefit) are recorded within general & administrative expenses and the interest costs and expected return on plan assets are recorded within “other income / (expense), net”.  The net periodic (benefit) of the defined benefit plans for continuing operations for the years ended December 31, 2018, 2017 and 2016 was as follows ($ in millions):

	Years Ended December 31,
	2018	2017	2016
Service cost	$2.8	$5.5	$5.0
Interest cost	38.1	40.7	44.5
Expected return on plan assets	(63.8)	(54.5)	(53.0)
Settlement	(0.6)	(0.1)	(1.8)
Net periodic (benefit)	$(23.5)	$(8.4)	$(5.3)

Obligations and Funded Status

Benefit obligation and asset data for the defined benefit plans for continuing operations, was as follows ($ in millions):

	Years Ended December 31,
	2018	2017
Change in Plan Assets
Fair value of plan assets at beginning of year	$1,235.2	$1,093.9
Employer contribution	14.8	15.2
(Loss) / gain on plan assets	(53.6)	117.2
Benefits paid	(41.1)	(36.0)
Settlements	(2.9)	(5.3)
Effects of exchange rate changes and other	(22.8)	50.2
Fair value of plan assets at end of year	$1,129.6	$1,235.2

	Years Ended December 31,
	2018	2017
Change in Benefit Obligation
Benefit obligation at beginning of the year	$1,330.0	$1,234.1
Service cost	2.8	5.5
Interest cost	38.1	40.7
Actuarial (gain) / loss	(74.5)	36.9
Curtailments	-	(8.1)
Settlements and other	(2.9)	(5.3)
Benefits paid	(41.1)	(36.0)
Effects of exchange rate changes and other	(25.2)	62.2
Benefit obligation at end of year	$1,227.2	$1,330.0
Funded status at end of year	$(97.6)	$(94.8)

The following table outlines the funded actuarial amounts ($ in millions):

	Years Ended December 31,
	2018	2017
Noncurrent assets	$27.6	$21.9
Current liabilities	(0.9)	(0.8)
Noncurrent liabilities	(124.3)	(115.9)
	$(97.6)	$(94.8)

The underfunding of pension benefits is primarily a function of the different funding incentives that exist outside of the United States. In certain countries, there are no legal requirements or financial incentives provided to companies to pre-fund pension obligations. In these instances, benefit payments are typically paid directly by the Company as they become due.

Plan Assets

Companies are required to use a fair value hierarchy as defined in ASC 820 which maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value (“Fair Value Leveling”). There are three levels of inputs used to measure fair value with Level 1 having the highest priority and Level 3 having the lowest:

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

The fair values of the Company’s pension plan assets at December 31, 2018 by asset category are as follows ($ in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investment funds
U.S. equities	$20.6	$-	$-	$20.6
International equities	205.3	-	-	205.3
Other equity securities	49.8	-	-	49.8
Equity securities	$275.7	$-	$-	$275.7

U.S. Treasury bonds	$-	$63.0	$-	$63.0
Bonds and bond funds	-	787.2	-	787.2
Other debt securities	-	-	-	-
Debt securities	$-	$850.2	$-	$850.2
Other investments
Other	-	3.7	-	3.7
Total assets	$275.7	$853.9	$-	$1,129.6

The fair values of the Company’s pension plan assets at December 31, 2017 by asset category are as follows ($ in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investment funds
U.S. equities	$33.5	$-	$-	$33.5
International equities	265.5	-	-	265.5
Other equity securities	70.5	-	-	70.5
Equity securities	$369.5	$-	$-	$369.5

U.S. Treasury bonds	$-	$96.9	$-	$96.9
Bonds and bond funds	-	745.7	-	745.7
Other debt securities	-	21.2	-	21.2
Debt securities	$-	$863.8	$-	$863.8
Other investments
Other	-	1.9	-	1.9
Total assets	$369.5	$865.7	$-	$1,235.2

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

	Target Allocation as of December 31,
	2018	2017
Bonds	70.6%	68.8%
Equity securities	26.0%	31.2%
Other investments	3.4%	0.0%

Expected Contributions

Employer contributions to the pension plan during the year ending December 31, 2019 are expected to be $8.9 million for continuing operations.

Expected Benefit Payments

Total expected benefit payments for the Company’s pension plans are as follows ($ in millions):

Expected Benefit Payments
2019	$36.3
2020	38.7
2021	40.9
2022	43.2
2023	45.6
Thereafter	1,022.5
Total liability	$1,227.2

Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service. The majority of the payments will be paid from plan assets and not Company assets.

Information for defined benefit plans with an accumulated benefit obligation in excess of plan assets is presented below ($ in millions):

	Defined Benefit as of December 31,
	2018	2017
Projected benefit obligations	$1,227.2	$1,330.0
Accumulated benefit obligations	$1,223.5	$1,324.7
Plan assets	$1,129.6	$1,235.2

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

Defined Benefit
Balance as of December 31, 2016	$24.4
Net actuarial gain	33.8
Balance as of December 31, 2017	$58.2
Net actuarial (loss)	(44.6)
Balance as of December 31, 2018	$13.6

Actuarial Assumptions

The weighted average assumptions used to calculate the projected benefit obligations of the Company’s defined benefit plans, including assets and liabilities held for sale, are as follows:

	As of December 31,
	2018	2017
Discount rate	3.3%	2.9%
Salary growth rate	3.0%	3.0%

The weighted average assumptions used to calculate the net periodic benefit cost of the Company’s defined benefit plans are as follows:

	As of December 31,
	2018	2017
Discount rate	2.9%	3.3%
Expected rate of return on plan assets	5.2%	5.0%
Salary growth rate	3.0%	3.0%

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

Other Post-Employment Benefit Plans

The Company has post-employment benefit plans.  Accumulated benefit obligation for the defined benefit plans, were as follows ($ in millions):

Accumulated Benefit Obligation
Accumulated benefit obligation as of December 31, 2016	$52.7
Interest cost	2.0
Actuarial charge	(5.0)
Benefits paid	(2.9)
Accumulated benefit obligation as of December 31, 2017	$46.8
Interest cost	1.6
Actuarial charge	(2.6)
Benefits paid	(3.6)
Accumulated benefit obligation as of December 31, 2018	$42.2

Savings Plans

The Company also maintains certain defined contribution savings plans covering substantially all U.S.-based employees. The Company contributes to the plans based upon the employee contributions. The Company’s expense for contributions to these retirement plans for amounts included in continuing operations was $128.9 million, $89.1 million and $75.6 million in the years ended December 31, 2018, 2017 and 2016, respectively.

NOTE 11 — Other Income / (Expense), Net

Other income / (expense), net consisted of the following ($ in millions):

	Years Ended December 31,
	2018	2017	2016
Teva Share Activity	$60.9	$(3,269.3)	$-
Sale of businesses	182.6	-	-
Debt extinguishment costs as part of the debt tender offer	-	(161.6)	-
Debt extinguishment other	15.6	(27.6)	-
Other-than-temporary impairments	-	(26.1)	-
Dividend income	-	85.2	68.2
Naurex recovery	-	20.0	-
Forward sale of Teva shares	-	(62.9)	-
Pfizer termination fee (Allergan plc only)	-	-	150.0
Other (expense) / income, net	(2.4)	5.0	1.0
Other income / (expense), net	$256.7	$(3,437.3)	$219.2

Teva Share Activity

Refer to “NOTE 8 — Discontinued Operations” for the movements that the Company recorded during the years ended December 31, 2018 and 2017 in its investment in Teva securities.

Sale of Business

During the year ended December 31, 2018, the Company recorded a net gain of $129.6 million as a result of the sale of five medical dermatology products to Almirall, S.A.

During the year ended December 31, 2018, the Company completed the sale of a non-strategic asset group held for sale as of December 31, 2017, which was deemed a business based on the applicable guidance at the time, for $55.0 million in cash plus deferred consideration of $20.0 million.  As a result of this transaction, the Company recognized a gain of $53.0 million.

Debt Extinguishment Costs as Part of the Debt Tender Offer

On May 30, 2017, the Company completed the repurchase of certain debt securities issued for cash under a previously announced tender offer.  In the year ended December 31, 2017, as a result of the debt extinguishment,  the Company repaid $2,843.3 million of senior notes and recognized a loss of $161.6 million, within “other (expense) / income, net” for the early tender payment and non-cash write-off of premiums and debt fees related to the repurchased notes, including $170.5 million of a make-whole premium.

Debt Extinguishment Other

During the year ended December 31, 2018, the Company repurchased $3,939.1 million of senior notes in the open market.  As a result of the debt extinguishment, the Company recognized a net gain of $15.6 million within “other income / (expense), net” for the discount received upon repurchase of $45.6 million, offset by the non-cash write-off of premiums and debt fees related to the repaid notes of $30.0 million.

During the year ended December 31, 2018, the Company redeemed and retired the following senior notes ($ in millions):

	Year Ended December 31, 2018
Tranche	Face Value Retired	Cash Paid for Retirement	Remaining Value at December 31, 2018
2.450% due 2019	$500.0	$500.0	$-
3.000% due 2020	793.2	791.3	2,706.7
3.450% due 2022	59.5	58.6	2,940.5
3.850% due 2024	163.3	160.9	1,036.7
3.800% due 2025	972.5	963.8	3,027.5
4.550% due 2035	711.0	696.9	1,789.0
4.850% due 2044	420.6	413.5	1,079.4
4.750% due 2045	319.0	308.5	881.0
Total	$3,939.1	$3,893.5	$13,460.8

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

Dividend Income

During the years ended December 31, 2017 and 2016, the Company received dividend income of $85.2 million and $68.2 million, respectively, on the 100.3 million Teva ordinary shares acquired as a result of the Teva Transaction.  On February 8, 2018, Teva suspended all dividends on ordinary shares.

Naurex Recovery

On August 28, 2015, the Company acquired certain products in early stage development of Naurex, Inc. (“Naurex”) in an all-cash transaction, which was accounted for as an asset acquisition.  The Company received a purchase price reduction of $20.0 million in the year ended December 31, 2017 based on the settlement of an open contract dispute.

Forward Sale of Teva Shares

Refer to “NOTE 8 — Discontinued Operations” for the movements in the Company’s investment in Teva securities.

Pfizer Termination Fee

On November 23, 2015, the Company announced that it entered into a definitive merger agreement (the “Pfizer Agreement”) under which Pfizer Inc. (“Pfizer”), a global innovative biopharmaceutical company, and Allergan plc would merge in a stock and cash transaction.  On April 6, 2016, the Company announced that its merger agreement with Pfizer was terminated by mutual agreement. In connection with the termination of the merger agreement, Pfizer paid Allergan plc $150.0 million for expenses associated with the transaction which was included as a component of other income / (expense), net during the year ended December 31, 2016.

NOTE 12 — Inventories

Inventories consist of finished goods held for sale and distribution, raw materials and work-in-process. Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The Company writes down inventories to net realizable value based on forecasted demand, market conditions or other factors, which may differ from actual results.

Inventories consisted of the following ($ in millions):

	December 31,	December 31,
	2018	2017
Raw materials	$303.2	$326.9
Work-in-process	145.7	158.1
Finished goods	520.2	527.8
	969.1	1,012.8
Less: inventory reserves	122.2	108.3
Total Inventories	$846.9	$904.5

NOTE 13 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following ($ in millions):

	December 31,	December 31,
	2018	2017
Accrued expenses:
Accrued third-party rebates	$1,832.1	$1,713.7
Accrued payroll and related benefits	694.3	635.6
Accrued returns and other allowances	527.8	466.2
Accrued R&D expenditures	215.5	165.9
Interest payable	191.4	245.9
Royalties payable	155.1	189.2
Accrued pharmaceutical fees	145.3	186.4
Litigation-related reserves and legal fees	92.0	78.3
Accrued severance, retention and other shutdown costs	71.6	132.8
Accrued non-provision taxes	68.5	76.5
Accrued selling and marketing expenditures	61.1	53.0
Current portion of contingent consideration obligations	8.3	56.2
Contractual commitments (including amounts due to Teva)	4.3	705.4
Dividends payable	1.4	24.6
Other accrued expenses	368.7	487.2
Total accrued expenses	$4,437.4	$5,216.9
Accounts payable	349.8	324.5
Total accounts payable and accrued expenses	$4,787.2	$5,541.4

NOTE 14 — Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following as of December 31, 2018 and 2017 ($ in millions):

	Machinery and Equipment	Research and Laboratory Equipment	Transportation/ Other	Land, Buildings and Leasehold Improvements	Construction in Progress	Total
At December 31, 2017	$545.3	$59.0	$475.3	$814.9	$507.0	$2,401.5
Additions	9.9	5.0	35.8	60.4	142.4	253.5
Disposals/transfers/other	44.9	6.4	25.8	45.2	(180.0)	(57.7)
Currency translation	(9.7)	(3.0)	(7.3)	(9.4)	(2.7)	(32.1)
At December 31, 2018	$590.4	$67.4	$529.6	$911.1	$466.7	$2,565.2
Accumulated depreciation
At December 31, 2017	$219.3	$38.5	$232.4	$125.9	$-	$616.1
Additions	70.9	9.2	71.1	45.1	-	196.3
Disposals/transfers/impairments/other	(1.5)	-	(6.7)	(13.5)	-	(21.7)
Currency translation	(4.5)	(1.4)	(5.4)	(1.2)	-	(12.5)
At December 31, 2018	$284.2	$46.3	$291.4	$156.3	$-	$778.2

Property, plant and equipment, net At December 31, 2018	$306.2	$21.1	$238.2	$754.8	$466.7	$1,787.0

Depreciation expense for continuing operations was $196.3 million, $171.5 million and $153.7 million in the years ended December 31, 2018, 2017 and 2016, respectively.

NOTE 15 — Prepaid Expenses, Investments and Other Assets

Prepaid expenses and other current assets consisted of the following ($ in millions):

	December 31,	December 31,
	2018	2017
Prepaid taxes	$403.8	$690.9
Prepaid insurance	16.7	20.9
Royalty receivables	67.7	80.1
Sales and marketing	41.8	31.9
Other	289.1	300.1
Total prepaid expenses and other current assets	$819.1	$1,123.9

Investments in marketable securities, including those classified in cash and cash equivalents due to the maturity term of the instrument, other investments and other assets consisted of the following ($ in millions):

	December 31,	December 31,
	2018	2017
Marketable securities:
Short-term investments	$1,026.9	$2,814.4
Teva shares	-	1,817.7
Total marketable securities	$1,026.9	$4,632.1
Investments and other assets:
Deferred executive compensation investments	$90.8	$112.4
Equity method investments	8.4	11.5
Other long-term investments	37.6	60.8
Taxes receivable	1,674.8	32.1
Contingent income	75.3	-
Other assets	83.7	51.1
Total investments and other assets	$1,970.6	$267.9

The Company’s marketable securities and other long-term investments are recorded at fair value based on quoted market prices using the specific identification method. These investments are classified as either current or non current, as appropriate, in the Company’s consolidated balance sheets.

The $1.7 billion of taxes receivable primarily relates to a current tax benefit and reclassification of certain deferred tax assets to non-current taxes receivable for U.S. capital losses.

Other assets include security and equipment deposits and long-term receivables.

NOTE 16 — Goodwill, Product Rights and Other Intangible Assets

Goodwill

Goodwill for the Company’s reporting segments consisted of the following ($ in millions):

	US Specialized Therapeutics	US General Medicine	International	Total
Balance as of December 31, 2017	$20,859.6	$21,399.7	$7,603.6	$49,862.9
Divested	(184.0)	-	-	(184.0)
Impairments	-	(2,841.1)	-	(2,841.1)
Held for sale		(622.0)		(622.0)
Foreign exchange and other adjustments	-	-	(302.5)	(302.5)
Balance as of December 31, 2018	$20,675.6	$17,936.6	$7,301.1	$45,913.3

Annual Testing

The Company performed its annual goodwill impairment test during the second quarter of 2018 by evaluating its five Reporting Units.  In performing this test, the Company utilized long-term growth rates for its Reporting Units ranging from 1.0% to 2.0% in its estimation of fair value and discount rates ranging from 8.5% to 10.0%, which increased versus the prior year annual testing discount rates of 7.5% to 8.5% to reflect changes in market conditions.  The assumptions used in evaluating goodwill for impairment are subject to change and are tracked against historical performance by management.

Of the Reporting Units tested in the second quarter, the Company’s US Eye Care Reporting Unit, which is a component of its US Specialized Therapeutics Segment and has an allocated goodwill balance of $9,824.8 million, and its General Medicine Reporting Unit, were the most sensitive to a change in future valuation assumptions.  These Reporting Units had the lowest level of headroom between the carrying value of the Reporting Unit and the fair value of the Reporting Unit.  While management believes the assumptions used were reasonable and commensurate with the views of a market participant, changes in key assumptions for these Reporting Units, including increasing the discount rate, lowering revenue forecasts, lowering the operating margin or lowering the long-term growth rate, could result in a future impairment.

Fourth Quarter 2018 Testing

In the three months ended December 31, 2018 and subsequent to the Company’s annual impairment test, the Company identified several impairment indicators which led to the fourth quarter assessment of its General Medicine Reporting Unit for impairment.  The Company noted the following:

•

At December 31, 2018, the Company determined that the Anti-Infectives business met the held for sale criteria.  Based on this determination, the Company compared the anticipated sales price of the business with internal estimates of discounted future cash flows, noting a decline in the fair value of the group of assets.

•	Other commercial factors which included a decline in projected cash flows of its Women’s Health business, in part, due to the failure to receive FDA approval for a late stage product candidate.

•

An increase in the cost of the capital since the Company’s second quarter annual impairment test.  The Company’s weighted average cost of capital for the General Medicine Reporting Unit increased to 9.5% due to increased interest rates and other market dynamics.

As a result of the evaluation, the Company tested General Medicine’s goodwill for impairment and recorded a $2,841.1 million goodwill impairment charge to its General Medicine Reporting Unit.

No impairment indicators were noted for the Company’s other Reporting Units subsequent to the annual impairment test.  The fair value of its General Medicine, US Eye Care and the Company’s other Reporting Units are, in part, comprised of anticipated product launches in the next three years.  Negative events regarding these pipeline assets including, but not limited to, Abicipar, Atogepant, Bimataprost SR, Cariprazine, Rapastinel, and Ubrogepant, as well as other next generation aesthetic products could lead to further goodwill impairment charges. Allergan’s General Medicine Reporting Unit’s asset value equals fair value as of December 31, 2018, while its US Eye Care Reporting Unit has headroom of less than 10%.

As of December 31, 2018 and 2017, the gross balance of goodwill, prior to the consideration of impairments, was $48,771.7 million and $49,880.2 million, respectively.

Product Rights and Other Intangible Assets

Product rights and other intangible assets consisted of the following for the years ended December 31, 2018 and 2017 ($ in millions):

Cost Basis	Balance as of December 31, 2017	Additions	Impairments	Divested / Held for Sale	Foreign Currency Translation	Balance as of December 31, 2018
Intangibles with definite lives:
Product rights and other intangibles	$73,892.5	$49.0	$-	$(3,391.0)	$(315.4)	$70,235.1
Trade name	690.0	-	-	-	-	690.0
Total definite lived intangible assets	$74,582.5	$49.0	$-	$(3,391.0)	$(315.4)	$70,925.1
Intangibles with indefinite lives:
IPR&D	$5,874.1	$-	$(798.0)	$(28.0)	$-	$5,048.1
Total indefinite lived intangible assets	$5,874.1	$-	$(798.0)	$(28.0)	$-	$5,048.1
Total product rights and other intangibles	$80,456.6	$49.0	$(798.0)	$(3,419.0)	$(315.4)	$75,973.2

Accumulated Amortization	Balance as of December 31, 2017	Amortization	Impairments	Divested / Held for Sale	Foreign Currency Translation	Balance as of December 31, 2018
Intangibles with definite lives:
Product rights and other intangibles	$(25,593.6)	$(6,474.2)	$(2,239.9)	$2,233.4	$89.3	$(31,985.0)
Trade name	(214.7)	(78.1)	-	-	-	(292.8)
Total definite lived intangible assets	$(25,808.3)	$(6,552.3)	$(2,239.9)	$2,233.4	$89.3	$(32,277.8)
Total product rights and other intangibles	$(25,808.3)	$(6,552.3)	$(2,239.9)	$2,233.4	$89.3	$(32,277.8)
Net Product Rights and Other Intangibles	$54,648.3					$43,695.4

In the year ended December 31, 2018, the Company determined that the Anti-Infectives business was deemed held for sale.  Based on the anticipated future cash flows, the Company impaired certain Anti-Infective CMP by $149.7 million.  The remaining amount of net product rights and other intangibles which met the held for sale criteria is $849.4 million.

Non-Annual Testing

In addition to the Company’s annual impairment test performed in the second quarter, the Company noted the following impairments based on triggering events during the year ended December 31, 2018:

•

In the fourth quarter of 2018, the Company impaired the intangible assets associated with Kybella by $1,643.8 million in “Asset sales and impairments, net” as a result of a decrease in the future sales forecasts based on current performance, in part due to risks relating to supply of the product and the corresponding impact on demand;

•

In the fourth quarter of 2018, the Company impaired the intangible assets associated with True Tear® by $187.6 million in “Asset sales and impairments, net” as a result of lower sales forecasts based on the Company’s current marketing plans and initial results of product launch;

•

In the year ended December 31, 2018, the Company divested net product rights and other intangibles of $205.4 million in “Asset sales and impairments, net” and $130.5 million (after intangible asset impairment of $252.0 million) as part of the divestitures of the Medical Dermatology business to Almirall, S.A. and the divestiture of Rhofade® to Aclaris Therapeutics, Inc, respectively; and

•

In the first quarter of 2018, the Company recorded a $522.0 million impairment as a result of negative clinical data related to the oral psoriasis indication received in March 2018 for its RORyt IPR&D project obtained as part of the acquisition of Vitae Pharmaceuticals, Inc.

Annual Testing

During the second quarter of 2018, the Company performed its annual IPR&D impairment test and based on events occurring or decisions made within the quarter ended June 30, 2018, the Company recorded the following impairments:

•	a $164.0 million impairment as a result of changes in launch plans based on clinical results of an eye care project obtained as part of the Allergan Acquisition;
•	a $40.0 million impairment due to a delay in clinical studies and anticipated approval date of a project obtained as part of the acquisition of Vitae Pharmaceuticals, Inc.;
•	a $27.0 million impairment due to a delay in clinical studies and anticipated approval date of a medical dermatology project obtained as part of the Allergan Acquisition;
•	a $20.0 million impairment as a result of a strategic decision to no longer pursue approval internationally of an eye care project obtained as part of the Allergan Acquisition;
•	a $19.0 million impairment due to a delay in clinical studies and anticipated approval date for a CNS project obtained as part of the Allergan Acquisition; and
•	a $6.0 million impairment due to a delay in clinical studies and anticipated approval date of an eye care project obtained as part of the Allergan Acquisition.

Product rights and other intangible assets consisted of the following for the years ended December 31, 2017 and 2016 ($ in millions):

Cost Basis	Balance as of December 31, 2016	Additions	Impairments	IPR&D to CMP Transfers	Divested / Held for Sale / Other	Foreign Currency Translation	Balance as of December 31, 2017
Intangibles with definite lives:
Product rights and other intangibles	$67,801.4	$3,876.9	$-	$1,444.0	$(34.0)	$804.2	$73,892.5
Trade name	690	-	-	-	-	-	690.0
Total definite lived intangible assets	$68,491.4	$3,876.9	$-	$1,444.0	$(34.0)	$804.2	$74,582.5
Intangibles with indefinite lives:
IPR&D	$8,758.3	$10.0	$(1,452.3)	$(1,444.0)	$(6.6)	$8.7	$5,874.1
Total indefinite lived intangible assets	$8,758.3	$10.0	$(1,452.3)	$(1,444.0)	$(6.6)	$8.7	$5,874.1
Total product rights and other intangibles	$77,249.7	$3,886.9	$(1,452.3)	$-	$(40.6)	$812.9	$80,456.6

Accumulated Amortization	Balance as of December 31, 2016	Amortization	Impairments	Divested / Held for Sale / Other	Foreign Currency Translation	Balance as of December 31, 2017
Intangibles with definite lives:
Product rights and other intangibles	$(14,493.9)	$(7,119.6)	$(3,879.1)	$24.8	$(125.8)	$(25,593.6)
Trade name	(137.2)	(77.5)	-	-	-	(214.7)
Total definite lived intangible assets	$(14,631.1)	$(7,197.1)	$(3,879.1)	$24.8	$(125.8)	$(25,808.3)
Total product rights and other intangibles	$(14,631.1)	$(7,197.1)	$(3,879.1)	$24.8	$(125.8)	$(25,808.3)
Net Product Rights and Other Intangibles	$62,618.6					$54,648.3

Annual Testing

During the second quarter of 2017, the Company performed its annual IPR&D impairment test and recorded the following IPR&D impairments:

•	a $486.0 million impairment related to an anticipated approval delay due to certain product specifications for a CNS project obtained as part of the Allergan Acquisition;
•	a $91.3 million impairment of a women’s healthcare project based on the Company’s intention to divest a non-strategic asset;
•	a $57.0 million ($278.0 million year to date) impairment due to a delay in an anticipated launch of a women’s healthcare project coupled with an anticipated decrease in product demand;
•	a $44.0 million impairment resulting from a decrease in projected cash flows due to a decline in market demand assumptions of an eye care project obtained as part of the Allergan Acquisition; and
•	a $20.0 million ($209.0 million year to date) impairment of an eye care project obtained as part of the Allergan Acquisition due to an anticipated delay in launch.

Non Annual Testing

In addition to the Company’s annual IPR&D impairment test, the Company noted the following impairments based on triggering events during the year ended December 31, 2017:

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

•

The Company impaired the intangible asset related to Aczone® by $646.0 million as a result of market dynamics, including erosion in the brand acne market, an anticipated decline in the market outlook, and generic entrants;

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

Other

The following items also had a significant impact on net product rights and other intangibles in the year ended December 31, 2017:

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

•

The Company recognized approximately $106.0 million in impairments relating to a migraine treatment acquired in the Allergan Acquisition based on a decrease in projected cash flows due to a delay in potential launch;

•	The Company recognized approximately $46.0 million in impairments relating to the atopic dermatitis pipeline candidate acquired in the Vitae Acquisition;
•

The Company recognized approximately $33.0 million in impairments of the acquired ForSight IPR&D asset as the Company anticipated a delay in potential launch timing.  Offsetting this impairment was a corresponding reduction of acquired contingent consideration of $15.0 million, which reduced overall R&D expenses;

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

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights and other related intangibles as of December 31, 2018 over each of the next five years is estimated to be as follows ($ in millions):

Amortization Expense
2019	$5,585.0
2020	$5,356.4
2021	$4,429.3
2022	$4,079.9
2023	$3,668.6

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

NOTE 17 — Long-Term Debt and Capital Leases

Debt consisted of the following ($ in millions):

				Balance As of		Fair Market Value As of
	Guarantor	Issuance Date / Acquisition Date	Interest Payments	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Senior Notes:
Floating Rate Notes
$500.0 million floating rate notes due March 12, 2018 (1)	(5)	March 4, 2015	Quarterly	$-	$500.0	$-	$500.6
$500.0 million floating rate notes due March 12, 2020 (2)	(5)	March 4, 2015	Quarterly	500.0	500.0	501.9	508.1
				500.0	1,000.0	501.9	1,008.7
Fixed Rate Notes
$3,000.0 million 2.350% notes due March 12, 2018	(5)	March 4, 2015	Semi-annually	-	3,000.0	-	3,001.9
$250.0 million 1.350% notes due March 15, 2018	(6)	March 17, 2015	Semi-annually	-	250.0	-	249.7
$500.0 million 2.450% notes due June 15, 2019	(5)	June 10, 2014	Semi-annually	-	500.0	-	499.7
$3,500.0 million 3.000% notes due March 12, 2020	(5)	March 4, 2015	Semi-annually	2,706.7	3,500.0	2,694.8	3,528.4
$650.0 million 3.375% notes due September 15, 2020	(6)	March 17, 2015	Semi-annually	650.0	650.0	648.7	661.3
$750.0 million 4.875% notes due February 15, 2021	(7)	July 1, 2014	Semi-annually	450.0	450.0	459.4	474.3
$1,200.0 million 5.000% notes due December 15, 2021	(7)	July 1, 2014	Semi-annually	1,200.0	1,200.0	1,234.8	1,282.6
$3,000.0 million 3.450% notes due March 15, 2022	(5)	March 4, 2015	Semi-annually	2,940.5	3,000.0	2,891.0	3,044.5
$1,700.0 million 3.250% notes due October 1, 2022	(6)	October 2, 2012	Semi-annually	1,700.0	1,700.0	1,652.2	1,703.0
$350.0 million 2.800% notes due March 15, 2023	(6)	March 17, 2015	Semi-annually	350.0	350.0	332.8	341.6
$1,200.0 million 3.850% notes due June 15, 2024	(5)	June 10, 2014	Semi-annually	1,036.7	1,200.0	1,021.0	1,232.3
$4,000.0 million 3.800% notes due March 15, 2025	(5)	March 4, 2015	Semi-annually	3,027.5	4,000.0	2,956.0	4,067.1
$2,500.0 million 4.550% notes due March 15, 2035	(5)	March 4, 2015	Semi-annually	1,789.0	2,500.0	1,690.7	2,631.9
$1,000.0 million 4.625% notes due October 1, 2042	(6)	October 2, 2012	Semi-annually	456.7	456.7	412.4	471.2
$1,500.0 million 4.850% notes due June 15, 2044	(5)	June 10, 2014	Semi-annually	1,079.4	1,500.0	1,019.1	1,606.2
$2,500.0 million 4.750% notes due March 15, 2045	(5)	March 4, 2015	Semi-annually	881.0	1,200.0	836.6	1,277.3
				18,267.5	25,456.7	17,849.5	26,073.0

Euro Denominated Notes
€700.0 million floating rate notes due June 1, 2019 (3)	(5)	May 26, 2017	Quarterly	802.7	840.4	794.9	837.2
€700.0 million floating rate notes due November 15, 2020 (4)	(5)	November 15, 2018	Quarterly	802.7	-	791.3	-
€750.0 million 0.500% notes due June 1, 2021	(5)	May 26, 2017	Annually	860.0	900.4	849.7	895.8
€500.0 million 1.500% notes due November 15, 2023	(5)	November 15, 2018	Annually	573.4	-	572.4	-
€700.0 million 1.250% notes due June 1, 2024	(5)	May 26, 2017	Annually	802.7	840.4	775.5	831.1
€500.0 million 2.625% notes due November 15, 2028	(5)	November 15, 2018	Annually	573.4	-	573.4	-
€550.0 million 2.125% notes due June 1, 2029	(5)	May 26, 2017	Annually	630.7	660.3	594.7	657.8
				5,045.6	3,241.5	4,951.9	3,221.9
Total Senior Notes Gross				23,813.1	29,698.2	23,303.3	30,303.6
Unamortized premium				64.3	88.9		-
Unamortized discount				(64.5)	(81.7)		-
Total Senior Notes Net				23,812.9	29,705.4	23,303.3	30,303.6
Other Indebtedness
Debt Issuance Costs				(92.1)	(121.5)
Margin Loan				-	459.0
Other				69.3	29.7
Total Other Borrowings				(22.8)	367.2
Capital Leases				7.6	2.7
Total Indebtedness				$23,797.7	$30,075.3

(1) Interest on the 2018 floating rate note was three month USD LIBOR plus 1.080% per annum
(2) Interest on the 2020 floating rate note is three month USD LIBOR plus 1.255% per annum
(3) Interest on the 2019 floating rate notes is the three month EURIBOR plus 0.350% per annum
(4) Interest on the 2020 floating rate notes is the three month EURIBOR plus 0.350% per annum
(5) Guaranteed by Warner Chilcott Limited, Allergan Capital S.à r.l. and Allergan Finance, LLC
(6) Guaranteed by Allergan plc and Warner Chilcott Limited
(7) Guaranteed by Allergan plc

Fair market value in the table above is determined in accordance with Fair Value Leveling under Level 2 based upon quoted prices for similar items in active markets.

The following represents the significant activity during the year ended December 31, 2018 to the Company’s total indebtedness:

•	The Company borrowed $700.0 million, and subsequently repaid $700.0 million, under its revolving credit facility to fund, in part, the repurchase of the Company’s ordinary shares;
•

The Company repurchased and retired $3,939.1 million of senior notes at face value for a total of $3,893.5 million from open market redemptions.  As a result of the debt extinguishment, the Company recognized a net gain of $15.6 million within “other income / (expense), net” for the discount received upon repurchase of $45.6 million, offset by the non-cash write-off of premiums and debt fees related to the repaid notes of $30.0 million;

•	The Company borrowed €1,700.0 million of senior notes;
•	The Company repaid scheduled maturities on senior notes of $3,750.0 million; and
•	The Company prepaid $459.0 million of indebtedness under the Company’s margin loan.

The following represents the significant activity during the year ended December 31, 2017 to the Company’s total indebtedness:

•

The Company repurchased and retired $2,843.3 million of senior notes at face value for a total of $3,013.8 million as a result of a tender offer.  As a result of the tender offer, the Company recognized a net loss of $161.6 million within “other income / (expense), net” for the premium paid upon repurchase of $170.5 million, offset by the non-cash write-off of premiums and debt fees related to the repaid notes of $8.9 million;

•	The Company borrowed €2,700.0 million of senior notes;
•	The Company repaid scheduled maturities on senior notes of $2,700.0 million;
•

The Company repurchased and retired $750.0 million of senior notes at face value for a total of $785.1 million as a result of an early tender payment.  As a result of the early tender payment, the Company recognized a net loss of $27.6 million within “other income / expense, net” for the premium paid upon repurchase of $35.1 million, offset by the non-cash write-off of premiums and debt fees related to the repaid notes of $7.5 million; and

•	The Company borrowed $525.0 million of indebtedness under the Company’s margin loan and subsequently repaid $66.0 million.

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

The Company was subject to, and as of December 31, 2018, was in compliance with all financial covenants under the terms of the Revolver Agreement. At December 31, 2018, there were $32.0 million of outstanding borrowings or letters of credit outstanding under the Revolver Agreement.

Annual Debt Maturities

As of December 31, 2018, annual debt maturities of senior notes gross were as follows ($ in millions):

Total Payments
2019	$802.7
2020	4,659.4
2021	2,510.0
2022	4,640.5
2023	923.4
2024 and after	10,277.1
Total senior notes gross	$23,813.1

Amounts represent total anticipated cash payments assuming scheduled repayments.

Lease Commitments

The Company has operating leases for certain facilities, vehicles and equipment. The terms of the operating leases for the Company’s facility leases may require the Company to pay property taxes, normal maintenance expense and maintain minimum insurance coverage. Total property rental expense for operating leases for the years ended December 31, 2018, 2017, and 2016 was $63.2 million, $72.0 million and $47.7 million, respectively. Total fleet rental expense for operating leases for the years ended December 31, 2018, 2017, and 2016 was $41.1 million, $40.5 million and $39.7 million, respectively.  The Company also has deminimis capital leases for certain facilities and equipment. The future anticipated property lease rental payments under both capital and operating leases that have remaining terms in excess of one year are ($ in millions):

Total Payments
2019	$62.5
2020	52.5
2021	47.9
2022	43.3
2023	39.0
Thereafter	173.8
Total minimum lease payments	$419.0

The Company has entered into certain sub-lease agreements which will offset future lease commitments.

NOTE 18 — Other Long-Term Liabilities

Other long-term liabilities consisted of the following ($ in millions):

	December 31,	December 31,
	2018	2017
Acquisition related contingent consideration liabilities	$336.3	$420.7
Long-term pension and post retirement liability	166.5	162.7
Legacy Allergan deferred executive compensation	90.8	113.8
Accrued R&D milestone	75.0	-
Long-term contractual obligations	43.2	45.2
Deferred revenue	36.1	37.9
Product warranties	27.9	28.7
Long-term severance and restructuring liabilities	14.2	53.1
Other long-term liabilities	92.0	24.8
Total other long-term liabilities	$882.0	$886.9

NOTE 19 — Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”), was enacted into law, which made significant changes to the Internal Revenue Code and impacted the U.S. taxation of our domestic and international operations.  The estimated income tax effects of the TCJA on the Company’s financial statements were initially recorded on a provisional basis at December 31, 2017, pursuant to the guidance in Staff Accounting Bulletin (“SAB”) 118.  The guidance provided for a measurement period for up to one year from the enactment date of the TCJA for which adjustments to provisional amounts may be recorded as a component of tax expense or benefit.  As of the end of the measurement period, December 22, 2018, the Company has completed its accounting for the tax effects of the TCJA based on several factors including relevant legislative updates issued since the date of enactment, the filing of the Company’s 2017 U.S. federal income tax return and the finalization of the Company’s financial results as of December 31, 2018.  As a result, during the year ended December 31, 2018, the Company recorded a net $14.3 million income tax benefit as an adjustment to the provisional amounts recorded as of December 31, 2017.  Additionally, the Company has elected to treat GILTI as a period cost when incurred.

For the years ended December 31, 2018, 2017 and 2016, losses before income taxes consisted of the following ($ in millions):

	Years Ended December 31,
	2018	2017	2016
Irish	$(4,285.8)	$(1,139.0)	$(1,329.2)
Non-Irish	(2,571.1)	(9,247.4)	(1,502.8)
Total (loss) / income before taxes	$(6,856.9)	$(10,386.4)	$(2,832.0)

The Company’s (benefit)/provision for income taxes consisted of the following ($ in millions):

	Years Ended December 31,
	2018	2017	2016
Current (benefit) / provision:
U.S. federal	$(1,024.5)	$763.1	$(17.5)
U.S. state	34.2	(54.8)	-
Non-U.S.	481.6	410.0	166.2
Total current (benefit) / provision	(508.7)	1,118.3	148.7
Deferred (benefit) / provision:
U.S. federal	(569.9)	(6,911.9)	(1,218.5)
U.S. state	(80.6)	(252.3)	(132.1)
Non-U.S.	(611.5)	(624.5)	(695.1)
Total deferred (benefit) / provision	(1,262.0)	(7,788.7)	(2,045.7)
Total (benefit) / provision for income taxes	$(1,770.7)	$(6,670.4)	$(1,897.0)

The reconciliations for the years ended December 31, 2018, 2017 and 2016 between the statutory Irish income tax rate for Allergan plc and the effective income tax rates were as follows:

	Allergan plc
	Years Ended December 31,
	2018	2017	2016
Statutory rate	(12.5)%	(12.5)%	(12.5)%
Earnings subject to U.S. taxes (1) (2)	(1.8)%	(17.4)%	(37.5)%
Earnings subject to rates different than the statutory rate (1)(2)	(3.4)%	2.1%	(18.3)%
Impact of U.S. tax reform enactment (3)	(0.2)%	(27.2)%	0.0%
Tax reserves and audit outcomes	2.6%	0.4%	(0.7)%
Non-deductible expenses (4)	7.4%	0.2%	3.1%
Impact of acquisitions and reorganizations (5)	(15.3)%	(9.3)%	3.1%
Tax credits and U.S. special deductions	(0.9)%	(1.5)%	(3.1)%
Rate changes (6)	2.2%	(1.2)%	(7.4)%
Valuation allowances (7)	(3.7)%	2.2%	6.5%
Other	(0.2)%	0.0%	(0.2)%
Effective income tax rate	(25.8)%	(64.2)%	(67.0)%

(1)

The benefit to the 2018 effective tax rate was lower as compared to 2017 due to fewer losses in jurisdictions with tax rates higher than the Irish statutory rate, the reduction of the U.S. federal tax rate as a result of Tax Reform and the net impact of GILTI, which is being treated as a period cost in 2018 and was not included in 2017.

(2)

In 2018, the Company recorded amortization expense of $6.6 billion and intangible impairment charges of $3.0 billion, resulting in a tax benefit of $277.5 million, as a portion of these amounts were incurred in jurisdictions with tax rates higher than the Irish statutory rate.  Comparatively, in 2017, the Company recorded amortization expense of $7.2 billion and impairment charges of $8.7 billion, including Teva Share Activity, resulting in a net tax benefit of $1,262.2 million, favorably impacting the 2017 effective tax rate as compared to 2018.

(3)

In 2017, as part of the enactment of the TCJA, the Company recorded a provisional net deferred tax benefit of $2.8 billion related to the change in tax rates applicable to our deferred tax liabilities, the net reversal of amounts previously accrued for taxes on unremitted earnings of certain non-U.S. subsidiaries and the tax on the deemed repatriation of the Deferred Foreign Earnings of certain non-U.S. subsidiaries (toll charge). Adjustments were recorded in 2018 at the close of the measurement period under SAB 118, but were not material.

(4)

In 2018, the Company recorded goodwill impairments of $3.5 billion (including a portion allocated to assets held for sale) with no corresponding tax benefit, resulting in a tax detriment of $432.9 million to the 2018 effective tax rate.

(5)

In 2018, the Company recorded a tax benefit of $1,047.8 million for deferred taxes related to the tax effects of integration and the recognition of outside basis differences. This resulted in a more favorable impact on the effective tax rate as compared to 2017.

(6)	As a result of statutory and other tax rate changes applied to certain deferred tax assets and liabilities, the Company recorded a detriment of $148.0 million in the year ended December 31, 2018.
(7)

In 2018, the Company recorded a tax benefit of $254.0 million for the full release of a valuation allowance related to the Company’s foreign tax credit and partial release related to non-U.S. net operating loss carryforwards.

The reconciliations for the years ended December 31, 2018, 2017 and 2016 between the statutory Bermuda income tax rate for Warner Chilcott Limited and the effective income tax rates were as follows:

	Warner Chilcott Limited (1)
	Years Ended December 31,
	2018	2017	2016
Statutory rate	0.0%	0.0%	0.0%
Earnings subject to U.S. taxes	(10.2)%	(27.4)%	(58.4)%
Earnings subject to rates different than the statutory rate	(8.4)%	(0.9)%	(11.9)%
Impact of U.S. tax reform enactment	(0.2)%	(27.7)%	0.0%
Tax reserves and audit outcomes	2.6%	0.5%	(0.7)%
Non-deductible expenses	7.7%	0.2%	3.2%
Impact of acquisitions and reorganizations	(16.0)%	(9.5)%	3.2%
Tax credits and U.S. special deductions	(1.0)%	(1.5)%	(3.2)%
Rate changes	2.3%	(1.3)%	(7.6)%
Valuation allowances	(3.9)%	2.3%	6.7%
Other	(0.1)%	(0.2)%	(0.1)%
Effective income tax rate	(27.2)%	(65.5)%	(68.8)%

(1)	The rate reconciliation for Bermuda is largely consistent with the Irish effective tax rate reconciliations presented above.

Deferred tax assets and liabilities are measured based on the difference between the financial statement and tax basis of assets and liabilities at the applicable tax rates. The significant components of the Company’s net deferred tax assets and liabilities consisted of the following (in millions):

	Years Ended December 31,
	2018	2017
Benefits from net operating and capital loss carryforwards	$2,145.8	$651.9
Benefits from tax credit and other carryforwards	377.6	363.3
Differences in financial statement and tax accounting for:
Inventories, receivables and accruals	231.8	278.4
Basis differences in investments	56.1	1,088.7
Share-based and other compensation	295.5	315.4
Other	82.4	21.5
Total deferred tax asset, gross	$3,189.2	$2,719.2
Less: Valuation allowance	(1,637.9)	(403.8)
Total deferred tax asset, net	$1,551.3	$2,315.4
Differences in financial statement and tax accounting for:
Property, equipment and intangible assets	(5,487.4)	(7,604.8)
Basis differences in investments	(499.9)	(731.4)
Other	(2.1)	(12.5)
Total deferred tax liabilities	$(5,989.4)	$(8,348.7)
Total deferred taxes	$(4,438.1)	$(6,033.3)

During the year ended December 31, 2018, the Company’s net deferred tax liability decreased by $1,595.2 million. This was predominately the result of amortization and impairments related to our intangible assets partially offset by the realization of outside basis differences in investments.  The valuation allowance increased because the Company no longer considers the likelihood of utilizing certain net operating losses to be remote. Accordingly, a deferred tax asset mostly offset by a valuation allowance was recorded at the applicable tax rate in the period ended December 31, 2018.  The table above includes immaterial reclassifications to conform with current year disclosures.

The Company had the following carryforward tax attributes at December 31, 2018:

•	$914.5 million of U.S. federal net operating losses (“NOL”) and other tax attributes which begin to expire in 2019;
•	$294.4 million of U.S. tax credits which begin to expire in 2019;
•	$480.0 million of U.S. state NOLs which begin to expire in 2019;
•	$4,797.6 million of non-U.S. NOLs which begin to expire in 2019 and $4,826.6 million of non-U.S. NOLs which are not subject to expiration.

U.S. net operating loss and tax credit carryforwards of $317.2 million and $213.0 million, respectively, are subject to an annual limitation under Internal Revenue Code Section 382.

During the year ended December 31, 2018, the Company recorded a net increase to the valuation allowance of $1,234.1 million primarily related to non-U.S. net operating loss carryforwards. As of December 31, 2018, a valuation allowance balance of $1,637.9 million is recorded due to the uncertainty of realizing tax credits ($6.1 million), net operating losses ($1,596.3 million), capital loss carryforwards ($35.2 million) and other deferred tax assets ($0.3 million).

At December 31, 2018, Allergan plc (the Irish parent) is permanently reinvested in approximately $11.0 billion of earnings of its non-Irish subsidiaries and therefore has not provided deferred income taxes on these undistributed earnings.  The amounts are intended to be indefinitely reinvested in non-Irish operations and would not be subject to significant taxes if amounts were distributed to Allergan plc. The U.S. subsidiaries of Allergan plc are not permanently reinvested in the earnings of their non-U.S. subsidiaries as the provisions under current U.S. tax law will allow these earnings to be remitted to the U.S. without any significant tax cost.  The Company recorded a $53.6 million deferred tax liability for the estimated cost to repatriate the accumulated earnings of these non-U.S. subsidiaries to their U.S. shareholders as of December 31, 2018.

Accounting for Uncertainty in Income Taxes

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Years Ended December 31,
	2018	2017	2016
Balance at the beginning of the year	$850.3	$811.2	$781.7
Increases for current year tax positions	164.3	10.1	100.7
Increases for prior year tax positions	193.4	69.2	40.5
Increases due to acquisitions	0.0	19.8	0.0
Decreases for prior year tax positions	(5.0)	(38.7)	(77.9)
Settlements	(5.4)	(21.7)	(30.8)
Lapse of applicable statute of limitations	(5.9)	(2.9)	(2.9)
Foreign exchange	(4.9)	3.3	(0.1)
Balance at the end of the year	$1,186.8	$850.3	$811.2

If these benefits were subsequently recognized, $998.0 million would favorably impact the Company’s effective tax rate.

The Company's continuing policy is to recognize interest and penalties related to uncertain tax positions in tax expense. During the years ended December 31, 2018, 2017 and 2016, the company recognized approximately $42.3 million, $45.8 million and $2.0 million in interest and penalties, respectively. At December 31, 2018, 2017 and 2016, the Company had accrued $155.2 million (net of tax benefit of $35.0 million), $113.7 million (net of tax benefit of $25.9 million) and $65.3 million (net of tax benefit of $35.4 million) of interest and penalties related to uncertain tax positions, respectively. Although the company cannot determine the impact with certainty based on specific factors, it is reasonably possible that the unrecognized tax benefits may change by up to approximately $90.0 million within the next twelve months due to the resolution of certain tax examinations.

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

The Company has several concurrent audits open and pending with the Internal Revenue Service (“IRS”) as set forth below:

IRS Audits	Taxable Years
Allergan W.C. Holding Inc. f/k/a Actavis W.C. Holding Inc.	2013, 2014, 2015 and 2016
Warner Chilcott Corporation	2010, 2011, 2012 and 2013
Forest Laboratories, Inc.	2010, 2011, 2012, 2013 and 2014
Allergan, Inc.	2009, 2010, 2011, 2012, 2013, 2014 and 3/17/2015

NOTE 20 — Shareholders’ Equity

Share Repurchase Programs

On January 29, 2019, the Company announced that its Board of Directors approved a separate $2.0 billion share repurchase program.

On July 26, 2018, the Company’s Board of Directors approved a $2.0 billion share repurchase program.  As of December 31, 2018, the Company had repurchased 7.2 million shares for $1.2 billion under the program.

In September 2017, the Company’s Board of Directors approved a $2.0 billion share repurchase program.  As of December 31, 2017, the Company had repurchased $450.0 million, or 2.6 million shares under the program.  The Company completed the share repurchase program in 2018, repurchasing $1.54 billion or 9.6 million shares.

In 2016, the Company’s Board of Directors approved a $5.0 billion share repurchase program which was completed in October 2016.  Additionally, the Company’s Board of Directors approved a $10.0 billion accelerated share repurchase (“ASR”) program, which was initiated in November 2016 and completed in 2017.  Under the ASR, the Company repurchased 4.2 million and 61.6 million ordinary shares in the years ended December 31, 2017 and 2016, respectively.

Quarterly Dividend

During the year ended December 31, 2018 the Company paid a quarterly cash dividend of $0.72 per share for holders of the Company’s ordinary shares in March, June, September and December of 2018.  The total amount paid in the year ended December 31, 2018 was $980.2 million.  During the year ended December 31, 2017 the Company paid a quarterly cash dividend of $0.70 per share for holders of the Company’s ordinary shares in March, June, September and December of 2017.  The total amount paid in the year ended December 31, 2017 was $939.8 million.

On January 25, 2019, the Company’s Board of Directors approved an increase in the Company's quarterly cash dividend for 2019 to $0.74 per ordinary share.

Preferred Shares

In February 2015, the Company completed an offering of 5,060,000 of our 5.500% mandatorily convertible preferred shares, Series A, par value $0.0001 per share (the “Mandatory Convertible Preferred Shares”). Dividends on the Mandatory Convertible Preferred Shares were payable on a cumulative basis when, as and if declared by our board of directors, or an authorized committee thereof, at an annual rate of 5.500% on the liquidation preference of $1,000.00 per Mandatory Convertible Preferred Share.  The net proceeds from the Mandatory Convertible Preferred Share issuance of $4,929.7 million were used to fund the Allergan Acquisition.

In the year ended December 31, 2018, 2017 and 2016, the Company paid $69.6 million, $278.4 million and $278.4 million, respectively, of dividends on the preferred shares.  Each preferred share automatically converted to approximately 3.53 ordinary shares on March 1, 2018, for a total of 17,876,930 ordinary shares.

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

Unrealized gain / (losses) net of tax primarily represent experience differentials and other actuarial charges related to the Company’s defined benefit plans. The movements in accumulated other comprehensive income / (loss) for the years ended December 31, 2018 and 2017 were as follows ($ in millions):

	Foreign Currency Translation Items	Unrealized gain / (loss) net of tax	Total Accumulated Other Comprehensive Income / (Loss)
Balance as of December 31, 2016	$534.7	$(1,573.1)	$(1,038.4)
Other comprehensive gain / (loss) before reclassifications into general and administrative	1,248.0	111.7	1,359.7
Net impact of other-than-temporary loss on investment in Teva securities	-	1,599.4	1,599.4
Total other comprehensive income / (loss)	1,248.0	1,711.1	2,959.1
Balance as of December 31, 2017	$1,782.7	$138.0	$1,920.7
Amounts reclassed, net of tax, upon adoption of ASU 2016-01	-	(63.0)	(63.0)
Balance as of January 1, 2018	$1,782.7	$75.0	$1,857.7
Other comprehensive gain / (loss) before reclassifications into general and administrative	(474.4)	(38.1)	(512.5)
Total other comprehensive income / (loss)	(474.4)	(38.1)	(512.5)
Balance as of December 31, 2018	$1,308.3	$36.9	$1,345.2

As of December 31, 2018 and 2017, unrealized gain / (loss) net of tax included $36.9 million and $75.0 million, respectively, related to the Company’s pension and other post retirement plans.  The $63.0 million as of December 31, 2017 which was subject to the implementation of ASU No. 2016-01 was reclassified into Retained Earnings as a result of the implementation.

NOTE 21 — Segments

The Company’s businesses are organized into the following segments: US Specialized Therapeutics, US General Medicine and International. In addition, certain revenues and shared costs, and the results of corporate initiatives, are managed outside of the three segments.

The operating segments are organized as follows:

•

The US Specialized Therapeutics segment includes sales and expenses relating to branded products within the U.S., including Medical Aesthetics, Medical Dermatology through September 20, 2018, Eye Care and Neuroscience and Urology therapeutic products.

•

The US General Medicine segment includes sales and expenses relating to branded products within the U.S. that do not fall into the US Specialized Therapeutics business units, including Central Nervous System, Gastrointestinal, Women’s Health, Anti-Infectives and Diversified Brands.

•	The International segment includes sales and expenses relating to products sold outside the U.S.

The Company evaluates segment performance based on segment contribution. Segment contribution for our segments represents net revenues less cost of sales (defined below), selling and marketing expenses, and select general and administrative expenses. Included in segment revenues for 2016 are product sales that were sold through our former Anda Distribution business once the Anda Distribution business had sold the product to a third-party customer. These sales are included in segment results and are reclassified into revenues from discontinued operations through a reduction of Corporate revenues which eliminates the sales made by our former Anda Distribution business through October 3, 2016 from results of continuing operations.  Cost of sales for these products in discontinued operations is equal to our average third-party cost of sales for third party branded products distributed by our former Anda Distribution business. The Company does not evaluate the following items at the segment level:

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
•

Other select revenues and operating expenses including R&D expenses, amortization, IPR&D impairments, goodwill impairments and asset sales and impairments, net as not all such information has been accounted for at the segment level, or such information has not been used by all segments.

•	Total assets including capital expenditures.

The Company defines segment net revenues as product sales and other revenue derived from our products or licensing agreements.

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

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the years ended December 31, 2018, 2017 and 2016 ($ in millions):

	Year Ended December 31, 2018
	US Specialized	US General
	Therapeutics	Medicine	International	Total
Net revenues	$6,920.3	$5,322.9	$3,504.7	$15,747.9

Operating expenses:
Cost of sales(1)	565.2	799.1	537.1	1,901.4
Selling and marketing	1,348.3	924.6	928.7	3,201.6
General and administrative	205.3	156.4	141.7	503.4
Segment contribution	$4,801.5	$3,442.8	$1,897.2	$10,141.5
Contribution margin	69.4%	64.7%	54.1%	64.4%
Corporate(2)				1,067.3
Research and development				2,266.2
Amortization				6,552.3
Goodwill impairments				2,841.1
In-process research and development impairments				804.6
Asset sales and impairments, net				2,857.6
Operating (loss)				$(6,247.6)
Operating margin				(39.7)%

(1) Excludes amortization and impairment of acquired intangibles including products rights, as well as indirect cost of sales not attributable to segment results.
(2) Corporate includes net revenues of $39.5 million.

	Year Ended December 31, 2017
	US Specialized	US General
	Therapeutics	Medicine	International	Total
Net revenues	$6,803.6	$5,796.2	$3,319.5	$15,919.3

Operating expenses:
Cost of sales(1)	495.4	843.9	478.7	1,818.0
Selling and marketing	1,369.5	1,084.1	913.8	3,367.4
General and administrative	208.2	177.3	120.6	506.1
Segment contribution	$4,730.5	$3,690.9	$1,806.4	$10,227.8
Contribution margin	69.5%	63.7%	54.4%	64.2%
Corporate(2)				1,471.8
Research and development				2,100.1
Amortization				7,197.1
In-process research and development impairments				1,452.3
Asset sales and impairments, net				3,927.7
Operating (loss)				$(5,921.2)
Operating margin				(37.2)%

(1) Excludes amortization and impairment of acquired intangibles including products rights, as well as indirect cost of sales not attributable to segment results.
(2) Corporate includes net revenues of $21.4 million.

	Year Ended December 31, 2016
	US Specialized	US General
	Therapeutics	Medicine	International	Total
Net revenues	$5,811.7	$5,923.9	$2,881.3	$14,616.9

Operating expenses:
Cost of sales(1)	290.9	879.8	418.2	1,588.9
Selling and marketing	1,137.0	1,185.7	788.2	3,110.9
General and administrative	174.2	174.9	117.2	466.3
Segment contribution	$4,209.6	$3,683.5	$1,557.7	$9,450.8
Contribution margin	72.4%	62.2%	54.1%	64.7%
Corporate(2)				1,481.3
Research and development				2,575.7
Amortization				6,470.4
In-process research and development impairments				743.9
Asset sales and impairments, net				5.0
Operating (loss)				$(1,825.5)
Operating margin				(12.5)%

(1) Excludes amortization and impairment of acquired intangibles including products rights, as well as indirect cost of sales not attributable to segment results.

(2) Corporate includes net revenues of $(46.3) million, which includes a reduction of $(80.0) million for revenues that were included in the segment results and reclassified into revenues from discontinued operations as a reduction of Corporate revenues for sales through our former Anda Distribution business.

No country outside of the United States represents ten percent or more of net revenues. The US Specialized Therapeutics and US General Medicine segments are comprised solely of sales within the United States.

The following table presents our net revenue disaggregated by geography for our international segment for the years ended December 31, 2018, 2017 and 2016 ($ in millions):

	Years Ended December 31,
	2018	2017	2016
Europe	$1,482.6	$1,439.2	$1,322.8
Asia Pacific, Middle East and Africa	1,089.9	929.9	776.1
Latin America and Canada	862.4	863.3	722.3
Other*	69.8	87.1	60.1
Total International	$3,504.7	$3,319.5	$2,881.3
*Includes royalty and other revenue

The following tables present global net revenues for the top products greater than 10% of total revenues of the Company as well as a reconciliation of segment revenues to total net revenues for the years ended December 31, 2018, 2017 and 2016 ($ in millions):

	Year Ended December 31, 2018
	US Specialized Therapeutics	US General Medicine	International	Total
Botox®	$2,545.8	$-	$1,031.6	$3,577.4
Restasis®	1,197.0	-	64.5	1,261.5
Juvederm® Collection	548.2	-	614.8	1,163.0
Linzess®/Constella®	-	761.1	24.1	785.2
Lumigan®/Ganfort®	291.8	-	392.6	684.4
Bystolic® / Byvalson®	-	583.8	2.0	585.8
Alphagan®/Combigan®	375.4	-	176.0	551.4
Lo Loestrin®	-	527.7	-	527.7
Vraylar®	-	487.1	-	487.1
Eye Drops	202.7	-	279.7	482.4
Alloderm ®	407.3	-	8.0	415.3
Breast Implants	263.0	-	130.1	393.1
Viibryd®/Fetzima®	-	342.4	7.2	349.6
Coolsculpting ® Consumables	235.3	-	64.2	299.5
Ozurdex ®	111.0	-	187.7	298.7
Zenpep®	-	237.3	0.4	237.7
Carafate ® / Sulcrate ®	-	217.8	2.8	220.6
Armour Thyroid	-	198.8	-	198.8
Canasa®/Salofalk®	-	169.2	17.6	186.8
Viberzi®	-	176.5	1.3	177.8
Asacol®/Delzicol®	-	130.8	45.7	176.5
Coolsculpting ® Systems & Add On Applicators	126.3	-	43.3	169.6
Skin Care	138.8	-	15.2	154.0
Saphris®	-	139.7	-	139.7
Teflaro®	-	128.0	0.3	128.3
Namzaric®	-	115.8	-	115.8
Avycaz®	-	94.6	-	94.6
Rapaflo®	81.9	-	6.4	88.3
Savella®	-	85.0	-	85.0
Namenda®	-	71.0	-	71.0
Dalvance®	-	56.1	2.3	58.4
Aczone®	55.1	-	0.4	55.5
Liletta®	-	50.9	-	50.9
Estrace® Cream	-	49.0	-	49.0
Kybella® / Belkyra®	31.8	-	6.3	38.1
Tazorac®	25.4	-	0.7	26.1
Minastrin® 24	-	9.5	-	9.5
Other	283.5	690.8	379.5	1,353.8
Total segment revenues	$6,920.3	$5,322.9	$3,504.7	$15,747.9
Corporate revenues				39.5
Total net revenues				$15,787.4

	Year Ended December 31, 2017
	US Specialized Therapeutics	US General Medicine	International	Total
Botox®	$2,254.4	$-	$914.5	$3,168.9
Restasis®	1,412.3	-	61.3	1,473.6
Juvederm® Collection	501.1	-	540.7	1,041.8
Linzess®/Constella®	-	701.1	21.9	723.0
Lumigan®/Ganfort®	317.5	-	371.5	689.0
Bystolic® / Byvalson®	-	612.2	2.2	614.4
Alphagan®/Combigan®	377.3	-	175.1	552.4
Eye Drops	199.5	-	281.0	480.5
Lo Loestrin®	-	459.3	-	459.3
Namenda®	-	452.9	-	452.9
Breast Implants	242.6	-	156.9	399.5
Estrace® Cream	-	366.6	-	366.6
Viibryd®/Fetzima®	-	333.2	3.1	336.3
Alloderm ®	321.2	-	7.5	328.7
Ozurdex ®	98.4	-	213.4	311.8
Vraylar®	-	287.8	-	287.8
Asacol®/Delzicol®	-	195.5	50.2	245.7
Carafate ® / Sulcrate ®	-	235.8	2.9	238.7
Zenpep®	-	212.3	-	212.3
Coolsculpting ® Consumables	150.1	-	41.6	191.7
Canasa®/Salofalk®	-	162.7	18.3	181.0
Armour Thyroid	-	169.1	-	169.1
Aczone®	166.3	-	0.5	166.8
Skin Care	153.2	-	12.0	165.2
Viberzi®	-	156.6	0.5	157.1
Saphris®	-	155.2	-	155.2
Coolsculpting ® Systems & Add On Applicators	106.6	-	32.1	138.7
Namzaric®	-	130.8	-	130.8
Teflaro®	-	121.9	-	121.9
Rapaflo®	108.1	-	7.3	115.4
Savella®	-	98.2	-	98.2
Tazorac®	65.4	-	0.7	66.1
Minastrin® 24	-	61.4	-	61.4
Avycaz®	-	61.2	-	61.2
Kybella® / Belkyra®	49.5	-	6.8	56.3
Dalvance®	-	53.9	2.4	56.3
Liletta®	-	37.6	-	37.6
Other	280.1	730.9	395.1	1,406.1
Total segment revenues	$6,803.6	$5,796.2	$3,319.5	$15,919.3
Corporate revenues				21.4
Total net revenues				$15,940.7

	Year Ended December 31, 2016
	US Specialized Therapeutics	US General Medicine	International	Total
Botox®	$1,983.2	$-	$803.0	$2,786.2
Restasis®	1,419.5	-	68.0	1,487.5
Juvederm® Collection	446.9	-	420.4	867.3
Lumigan®/Ganfort®	326.4	-	361.7	688.1
Linzess®/Constella®	-	625.6	17.3	642.9
Namenda®	-	642.7	-	642.7
Bystolic® / Byvalson®	-	638.8	1.7	640.5
Alphagan®/Combigan®	376.6	-	169.3	545.9
Eye Drops	186.5	-	276.2	462.7
Asacol®/Delzicol®	-	360.8	53.7	414.5
Lo Loestrin®	-	403.5	-	403.5
Estrace® Cream	-	379.4	-	379.4
Breast Implants	206.0	-	149.9	355.9
Viibryd®/Fetzima®	-	342.3	-	342.3
Minastrin® 24	-	325.9	1.4	327.3
Ozurdex ®	84.4	-	179.0	263.4
Carafate ® / Sulcrate ®	-	229.0	2.4	231.4
Aczone®	217.3	-	-	217.3
Zenpep®	-	200.7	-	200.7
Canasa®/Salofalk®	-	178.7	17.7	196.4
Skin Care	186.2	-	8.5	194.7
Saphris®	-	166.8	-	166.8
Armour Thyroid	-	166.5	-	166.5
Teflaro®	-	133.6	-	133.6
Rapaflo®	116.6	-	5.8	122.4
Savella®	-	103.2	-	103.2
Tazorac®	95.5	-	0.8	96.3
Vraylar®	-	94.3	-	94.3
Viberzi®	-	93.3	-	93.3
Namzaric®	-	57.5	-	57.5
Kybella® / Belkyra®	50.2	-	2.3	52.5
Dalvance®	-	39.3	-	39.3
Avycaz®	-	36.1	-	36.1
Liletta®	-	23.3	-	23.3
Other	116.4	682.6	342.2	1,141.2
Total segment revenues	$5,811.7	$5,923.9	$2,881.3	$14,616.9
Corporate revenues				(46.3)
Total net revenues				$14,570.6

NOTE 22 — Business Restructuring Charges

Restructuring activities for the year ended December 31, 2018 were as follows ($ in millions):

	Severance and Retention	Share-Based Compensation	Other	Total
Reserve balance at December 31, 2017	$166.0	$-	$19.9	$185.9
Charged to expense
Cost of sales	7.3	-	-	7.3
Research and development	1.0	-	-	1.0
Selling and marketing	31.2	4.1	-	35.3
General and administrative	4.3	4.1	-	8.4
Total expense	43.8	8.2	-	52.0
Cash payments	(138.4)	-	(5.5)	(143.9)
Non-cash adjustments	-	(8.2)	-	(8.2)
Reserve balance at December 31, 2018	$71.4	$-	$14.4	$85.8

In the year ended December 31, 2018, the Company recorded severance and other employee related charges of $52.0 million, which includes $8.2 million of share-based compensation related to this program.  In the year ending December 31, 2018, the Company incurred $14.1 million in severance and other employee related charges and $8.2 million of share-based compensation related to the restructuring program announced in December 2017.  In the year ending December 31, 2018, the Company initiated a new restructuring program of its international commercial operations.  As a result of the program, the Company intends to eliminate approximately 200 selling and marketing positions while streamlining the Company’s operations and focusing on key growth markets and products.  The Company expects that the majority of the severance costs will be paid during the 2019 fiscal year.

Restructuring activities for the year ended December 31, 2017 is as follows ($ in millions):

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

In December 2017, the Company approved a new restructuring program intended to optimize and restructure its operations, while reducing costs and global headcount in anticipation of loss of exclusivity of several key revenue-generating products in 2018.  As a result of this program, the Company intended to eliminate over 1,000 then filled positions, impacting employees in commercial and other functions. Commercial reductions primarily focused on products and categories subject to loss of exclusivity. In addition, the Company eliminated approximately 400 open positions.  In the year ended December 31, 2017, the Company recorded severance and other employee related charges of $91.3 million, which includes $4.0 million of share based compensation related to this program.  During the year ended December 31, 2017 the Company also recorded $14.6 million of other charges relating to the program and impairments of $17.7 million primarily related to fixed assets and facilities which the Company intended to exit during the 2018 fiscal year.

During the year ended December 31, 2017, the Company also initiated other restructuring programs which impacted the commercial, research and development, and global operations organizations.  As a result of the commercial organization restructuring program, the Company recorded severance and other employee related charges of $16.9 million and eliminated approximately 200 filled positions and approximately 150 open positions during the year.  This initiative reduced costs in the commercial organization and primarily impacted the General Medicine sales force.  As a result of a research and development restructuring program, the Company recorded severance and other employee related charges of $12.4 million and eliminated approximately 100 filled positions.  This initiative intended to reduce costs as a result of prioritizing the Company’s pipeline.  The majority of these severance costs were paid during the year ended December 31, 2017 and the Company does not anticipate any additional costs under these programs.  As a result of the global operations restructuring program, the Company will close a manufacturing facility in 2019 and reduce the Company’s headcount by approximately 250 employees.  This program resulted in the Company recording $41.5 million of severance employee related charges and $4.2 million of accelerated depreciation.  The majority of the severance costs will be paid during the year ending December 31, 2019.  The Company also recorded other restructuring charges $91.7 million related to various other initiatives and the integration of acquired businesses during the year ended December 31, 2017.

During the years ended December 31, 2018, 2017 and 2016, the Company recognized restructuring charges related to continuing operations of $52.0 million, $272.6 million and $106.1 million, respectively.

NOTE 23 — Derivative Instruments and Hedging Activities

The Company’s revenue, earnings, cash flows and fair value of its assets and liabilities can be impacted by fluctuations in foreign exchange risks and interest rates, as applicable. The Company manages the impact of foreign exchange risk and interest rate movements through operational means and through the use of various financial instruments, including derivative instruments such as foreign currency derivatives.  As of December 31, 2018, the Company had outstanding third-party foreign currency forward instruments, excluding debt, of $42.1 million.  As of December 31, 2017, the Company had no material outstanding third-party foreign currency instruments.

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

In November 2018, the Company entered into a 700 million Euro forward contract to buy Euros while selling USD.  The derivative has a maturity of May 31, 2019.  The derivative instrument will be marked-to-market to the P&L offsetting the revaluation (P&L) impact on the Euro 700 million variable interest debt. For the year ended December 31, 2018, the Company recorded a gain of $5.9 million relating to this instrument.

Net Investment Hedge

In the normal course of business, we manage certain foreign exchange risks through a variety of strategies, including hedging.  Our hedging strategies include the use of derivatives, as well as net investment hedges.  For net investment hedges, the effective portion of the gains and losses on the instruments arising from the effects of foreign exchange are recorded in the currency translation adjustment component of accumulated other comprehensive income / (loss), consistent with the underlying hedged item. Hedging transactions are limited to an underlying exposure. As a result, any change in the value of our hedging instruments would be substantially offset by an opposite change in the value of the underlying hedged items. We do not use derivative instruments for trading or speculative purposes.

The Company is exposed to foreign exchange risk in its international operations from foreign currency purchases, net investments in foreign subsidiaries, and foreign currency assets and liabilities created in the normal course of business, including the Euro Denominated Notes. In the year ended December 31, 2018, we used effective net investment hedges to partially offset the effects of foreign currency on our investments in certain of our foreign subsidiaries. The total notional amount of our instruments designated as net investment hedges was $5.1 billion as of December 31, 2018 and $3.6 billion as of December 31, 2017.  During the year ended December 31, 2018, the impact of the net investment hedges recorded in other comprehensive loss was a gain of $144.5 million, which primarily offset the impact of the Euro denominated notes.  During the year ended December 31, 2017, the impact of the net investment hedges recorded in other comprehensive income was a loss of $208.2 million.

NOTE 24 — Fair Value Measurement

Assets and liabilities that are measured at fair value using Fair Value Leveling or that are disclosed at fair value on a recurring basis as of December 31, 2018 and 2017 consisted of the following ($ in millions):

	Fair Value Measurements as of December 31, 2018 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents*	$207.1	$207.1	$-	$-
Short-term investments	1,026.9	-	1,026.9	-
Deferred executive compensation investments	90.8	73.8	17.0	-
Royalty receivable	50.3	-	-	50.3
Investments and other	46.0	38.5	7.5	-
Total assets	$1,421.1	$319.4	$1,051.4	$50.3
Liabilities:
Deferred executive compensation liabilities	90.8	73.8	17.0	-
Contingent consideration obligations	344.6	-	-	344.6
Total liabilities	$435.4	$73.8	$17.0	$344.6
* Marketable securities with less than 90 days remaining until maturity at the time of acquisition are classified as cash equivalents.

	Fair Value Measurements as of December 31, 2017 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents*	$1,328.1	$1,328.1	$-	$-
Short-term investments	2,814.4	-	2,814.4	-
Deferred executive compensation investments	112.4	92.9	19.5	-
Investment in Teva ordinary shares	1,817.7	1,817.7	-	-
Investments and other	72.3	72.3	-	-
Total assets	$6,144.9	$3,311.0	$2,833.9	$-
Liabilities:
Deferred executive compensation liabilities	113.8	94.3	19.5	-
Contingent consideration obligations	476.9	-	-	476.9
Total liabilities	$590.7	$94.3	$19.5	$476.9
* Marketable securities with less than 90 days remaining until maturity at the time of acquisition are classified as cash equivalents.

Investments in securities as of December 31, 2018 and 2017 included the following ($ in millions):

	Investments in Securities as of December 31, 2018
Level 1	Carrying amount	Estimated fair value	Cash & cash equivalents	Marketable securities
Money market funds	$207.1	$207.1	$207.1	$-
Total	$207.1	$207.1	$207.1	$-

Level 2	Carrying amount	Estimated fair value	Cash & cash equivalents	Marketable securities
Other investments	$1,026.9	$1,026.9	$-	$1,026.9
Total	$1,026.9	$1,026.9	$-	$1,026.9

	Investments in Securities as of December 31, 2017
Level 1	Carrying amount	Unrecognized gain	Unrecognized loss	Estimated fair value	Cash & cash equivalents	Marketable securities
Money market funds	$1,328.1	$-	$-	$1,328.1	$1,328.1	$-
Investment in Teva ordinary shares	1,688.4	129.3	-	1,817.7	-	1,817.7
Total	$3,016.5	$129.3	$-	$3,145.8	$1,328.1	$1,817.7

Level 2	Carrying amount	Unrecognized gain	Unrecognized loss	Estimated fair value	Cash & cash equivalents	Marketable securities
Commercial paper and other	$1,248.9	$-	$(0.7)	$1,248.2	$-	$1,248.2
Certificates of deposit	1,566.2	-	-	1,566.2	-	1,566.2
Total	$2,815.1	$-	$(0.7)	$2,814.4	$-	$2,814.4

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants. Fair values are determined based on Fair Value Leveling.

Marketable securities and investments consist of money market securities, U.S. treasury and agency securities, and equity and debt securities of publicly traded companies for which market prices are readily available. Unrealized gains or losses on marketable securities are recorded in interest income beginning January 1, 2018.  Unrealized gains or losses on long-term equity investments are recorded in other income / (expense), net beginning on January 1, 2018.  These amounts were recorded within accumulated other comprehensive (loss) / income as of December 31, 2017.  The Company’s marketable securities and other long-term investments are recorded at fair value based on quoted market prices using the specific identification method. These investments are classified as either current or non-current, as appropriate, in the Company’s consolidated balance sheets.  The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and maturity management.

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

	Years Ended December 31,
Expense / (income)	2018	2017	2016
Cost of sales	$(111.7)	$(183.2)	$(17.4)
Research and development	5.1	50.0	(71.1)
General and administrative	-	-	24.3
Total	$(106.6)	$(133.2)	$(64.2)

During the year ended December 31, 2018, cost of sales primarily relates to the Company’s True Tear® product not achieving a milestone event, as well as a corresponding decrease in commercial forecasts.  In the year ended December 31, 2018, research and development primarily relates to a R&D asset that was delayed, which lowered the probability of the milestone being achieved.  The year ended December 31, 2018 also includes the progression of other R&D projects relating to the acquisition of Tobira Therapeutics, Inc.

During the year ended December 31, 2017, the Company had net contingent consideration income in cost of sales of $183.2 million due to declines in forecasted revenues for select products, including Rhofade®.  The Company had net contingent consideration expense in R&D of $50.0 million due to the advancement of the Company’s True Tear® product and products acquired as part of the Tobira Acquisition.

During the year ended December 31, 2016, the Company had net contingent consideration income of $64.2 million primarily driven by ongoing R&D projects that were terminated based on clinical data acquired in the Allergan Acquisition, which was offset by additional contingent consideration expense relating to milestones achieved in connection with the AqueSys and Allergan acquisitions.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2018 and 2017 ($ in millions):

	Balance as of December 31, 2017	Net transfers in to (out of) Level 3	Purchases, settlements, and other net	Net accretion and fair value adjustments	Balance as of December 31, 2018
Liabilities:
Contingent consideration obligations	$476.9	$-	$(25.7)	$(106.6)	$344.6

	Balance as of December 31, 2016	Net transfers in to (out of) Level 3	Purchases, settlements, and other net	Net accretion and fair value adjustments	Balance as of December 31, 2017
Liabilities:
Contingent consideration obligations	$1,172.1	$-	$(562.0)	$(133.2)	$476.9

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

During the year ended December 31, 2018, the following activity in contingent consideration obligations by acquisition was incurred ($ in millions):

Business Acquisition	Balance as of December 31, 2017	Fair Value Adjustments and Accretion	Payments and Other	Balance as of December 31, 2018
Tobira Acquisition	$227.8	$27.2	$-	$255.0
Allergan Acquisition	18.7	(17.7)	(1.0)	-
Medicines 360 acquisition	44.4	13.5	(14.8)	43.1
AqueSys acquisition	28.5	(23.1)	-	5.4
Oculeve acquisition	90.1	(88.4)	-	1.7
ForSight Acquisition	46.3	(22.2)	-	24.1
Metrogel acquisition	7.5	-	(7.5)	-
Forest Acquisition	12.7	3.1	(2.2)	13.6
Other	0.9	1.0	(0.2)	1.7
Total	$476.9	$(106.6)	$(25.7)	$344.6

Royalty Receivable

The fair value measurement of the royalty receivable is determined using Level 3 inputs and is based on a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity, and is based on our own assumptions. Changes in the fair value of the royalty receivable are recorded in our consolidated statements of operations as follows ($ in millions):

	Balance as of December 31, 2017	Net transfers in to (out of) Level 3	Purchases, settlements, and other net	Net accretion and fair value adjustments	Balance as of December 31, 2018
Asset:
Royalty receivable	$-	$-	$50.3	$-	$50.3

NOTE 25 — Commitments & Contingencies

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued. As of December 31, 2018, the Company’s consolidated balance sheet includes accrued loss contingencies of approximately $65.0 million.  As of December 31, 2017, the Company’s consolidated balance sheet included accrued loss contingencies of approximately $55.0 million.

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

Patent Litigation

Patent Enforcement Matters

Bystolic®. On January 19, 2018, subsidiaries of the Company brought an action for infringement of U.S. Patent No. 6,545,040 in the United States District Court for the District of Delaware against Aurobindo Pharma USA, Inc. and Aurobindo Pharma Ltd. (collectively, “Aurobindo”) in connection with an abbreviated new drug application filed with the FDA by Aurobindo seeking approval to market a generic version of Bystolic and challenging said patent. Allergan entered into a settlement agreement with Aurobindo on September 12, 2018, and the case was dismissed. No patent litigation remains concerning Bystolic.

Byvalson®. On September 18, 2017, subsidiaries of the Company brought an action for infringement of U.S. Patent Nos. 7,803,838 (the “‘838 patent”) and 7,838,552 (the “‘552 patent”) in the U.S. District Court for the District of New Jersey against Prinston Pharmaceutical Inc., Zhejiang Huahai Pharmaceutical Co., Ltd., Huahai US Inc. and Solco Healthcare US, LLC (collectively, “Prinston”) in connection with an abbreviated new drug application filed with the FDA by Prinston seeking approval to market a generic versions of Byvalson and challenging said patents. Allergan entered into a settlement agreement with Prinston, and the case was dismissed. No patent litigation remains concerning Bystolic.

Combigan® IV. On October 30, 2017, subsidiaries of the Company filed an action for infringement of U.S. Patent Number 9,770,453 (the “‘453 Patent”) against Sandoz, Inc. and Alcon Laboratories, Inc. (“Sandoz”) in the U.S. District Court for the District of New Jersey, in connection with the abbreviated new drug applications respectively filed with the FDA by Sandoz and Alcon, seeking approval to market a generic version of Combigan and challenging said patent.  On March 6, 2018, U.S. Patent Nos. 9,907,801 (the “‘801 Patent”) and 9,907,802 (the “‘802 Patent”) were added to the case. The ‘453, ‘801 and ‘802 Patents are listed in the Orange Book for Combigan® and expire on April 19, 2022.  A trial date has not been set.  On July 13, 2018, the district court adopted Allergan’s proposed claim construction and granted Allergan’s motion for preliminary injunction against Sandoz.  On August 1, 2018, the district court entered an order setting a preliminary injunction bond in the amount of $157,300,000 under Federal Rule of Civil Procedure 65(c), which Allergan posted.  Sandoz has appealed the grant of the injunction, and the appeal is ongoing.

Delzicol®. On August 28, 2015, November 9, 2015 and April 1, 2016, subsidiaries of the Company and Qualicaps Co., Ltd. (collectively, “Plaintiffs”) brought actions for infringement of U.S. Patent No. 6,649,180 (the “‘180 patent”) in the United States District Court for the Eastern District of Texas against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. (collectively, “Teva”), Mylan Pharmaceuticals, Inc., Mylan Laboratories Limited and Mylan, Inc. (collectively, “Mylan”) and Zydus Pharmaceuticals (USA) Inc. and Cadila Healthcare Ltd. (collectively, “Zydus”) in connection with abbreviated new drug applications respectively filed with the FDA by Teva, Mylan and Zydus, each seeking approval to market generic versions of Delzicol and challenging said patent.  The ‘180 patent expires on April 13, 2020. On October 24, 2017, the District Court entered final judgment of non-infringement in favor of Teva and Mylan.   On December 12, 2018, the United States Court of Appeals for the Federal Circuit affirmed the district court’s decision of non-infringement in favor of Teva and Mylan.  Plaintiffs have filed a petition for rehearing, which is currently pending.

On November 28, 2016, Plaintiffs entered into a settlement agreement with Zydus. Under the terms of the settlement agreement, Zydus may launch its generic version of Delzicol® on March 1, 2020, or earlier under certain circumstances.  On December 18, 2017, Plaintiffs, under the settlement agreement, Mylan may launch its generic version of Delzicol® on July 1, 2019, or earlier under certain circumstances.

Fetzima®. In October and November 2017, subsidiaries of the Company and Pierre Fabre Medicament S.A.S. brought actions for infringement of U.S. Patent Nos. RE43,879 (the “‘879 Patent”); 8,481,598 (the “‘598 Patent”); and 8,865,937 (the “‘937 Patent”) against MSN Laboratories Private Limited and MSN Pharmaceuticals Inc. (collectively, “MSN”), Prinston Pharmaceutical Inc. and Solco Healthcare U.S., LLC (collectively, “Prinston”), Torrent Pharmaceuticals Limited and Torrent Pharma Inc. (collectively, “Torrent”), West-Ward Pharmaceuticals International Limited and West-Ward Pharmaceuticals Corp. (collectively, “West-Ward”), Zydus Pharmaceuticals (USA) Inc. (“Zydus”), Aurobindo Pharma USA, Inc. and Aurobindo Pharma Limited (collectively, “Aurobindo”), and Amneal Pharmaceuticals LLC and Amneal Pharmaceuticals Private Limited (collectively, “Amneal”),  In connection with abbreviated new drug applications, respectively filed with the FDA by MSN, Prinston, Torrent, West-Ward, Zydus, Aurobindo, and Amneal, each seeking approval to market generic versions of Fetzima and challenging said patents. The ‘879 Patent expires in June 2023 (not including a pending application for patent term extension (“PTE”)), the ‘598 patent expires in March 2031, and the ‘937 Patent expires in May 2032.

The case is currently in fact discovery.  No trial date has been set.

Kybella®.   On November 9, 2018, a subsidiary of the Company brought an action for infringement of U.S. Patent Nos. 8,101,593 (the “‘593 Patent”), 8,242,294 (the “‘294 Patent”), 8,367,649 (the “‘649 Patent”), 8,461,140 (the “‘140 Patent”), 8,546,367 (the “‘367 Patent”), 8,653,058 (the “‘058 Patent”), 8,883,770 (the “‘770 Patent”), 9,522,155 (the “‘155 Patent”), 9,636,349 (the “‘349 Patent”), and 9,949,986 (the “‘986 Patent”) against Slayback Pharma LLC (“Slayback”) in the U.S. District Court for the District of New Jersey in connection with an abbreviated new drug application filed with the FDA by Slayback seeking approval to market generic versions of Kybella and challenging said patents. The ‘140, ’367, ’770, ’155, ’349 and ’986 Patents expire in February 2028; the ‘294 Patent expires in May 2028; and the ‘593, ‘649, and ‘058 Patents expire in March 2030.  No trial date has been set.

Lastacaft®.  On September 8, 2017, a subsidiary of the Company and Vistakon Pharmaceuticals, LLC (collectively, “Plaintiffs”), brought an action for infringement of U.S. Patent no. 8,664,215 (“the ‘215 Patent”) in the U.S. District Court for the District of Delaware against Aurobindo Pharma Ltd., Aurobindo Pharma USA, Inc. and Auromedics Pharma LLC (collectively, “Defendants”) in connection with an abbreviated new drug application filed with FDA by Aurobindo, seeking approval to market a generic version of Lastacaft and challenging the ‘215 patent.  Plaintiffs entered into a settlement agreement with Aurobindo on November 15, 2018, and the case was dismissed.

Latisse® IV. In December 2016, Sandoz announced the U.S. market launch of Defendants’ generic copy of LATISSE®.  In July 2017, subsidiaries of the Company and Duke University (collectively, “Plaintiffs”) filed a complaint for infringement of U.S. Patent Number 9,579,270 (“‘270 Patent”) against Defendants Sandoz Inc. (“Sandoz”) and Alcon Laboratories, Inc. (“Alcon”) in the U.S. District Court for the Eastern District of Texas (EDTX).  The ‘270 patent expires in January 2021.  In their complaint, Plaintiffs seek, among other things, a judgment that Defendants have infringed the ‘270 patent by making, selling, and offering to sell, and/or importing, their generic copy of LATISSE® within the United States.  Plaintiffs seek injunctive relief and damages for Defendants’ infringement.

The case is currently in fact discovery and a trial date has not yet been set.

Latisse® V. On September 25, 2017, subsidiaries of the Company and Duke University brought an action for infringement of U.S. Patent No. 9,579,270 (the “‘270 Patent”) against Alembic Pharmaceuticals, Ltd., Alembic Global Holding SA, and Alembic Pharmaceuticals, Inc. (collectively, “Alembic”) in the U.S. District Court for the District of New Jersey in connection with an abbreviated new drug application filed with FDA by Alembic, seeking approval to market a generic version of Latisse and challenging the ‘270 patent.  No trial date has been set.

Latisse® VI. On September 19, 2018 subsidiaries of the Company and Duke University brought an action for infringement of U.S. Patent No. 9,579,270 (the “‘270 Patent”) against Akorn, Inc. and Hi-Tech Pharmacal Co., Inc. (collectively, “Akorn”) in the U.S. District Court for the District of New Jersey in connection with an abbreviated new drug application filed with FDA by Akorn seeking approval to market a generic version of Latisse and challenging the ‘270 patent.  No trial date has been set.

Linzess®. In October and November 2016, subsidiaries of the Company and Ironwood received Paragraph IV certification notice letters from Teva Pharmaceuticals USA, Inc. (“Teva”) , Aurobindo Pharma Ltd., Mylan Pharmaceuticals Inc. (“Mylan”), and Sandoz Inc. (“Sandoz”)  indicating that they had submitted to FDA ANDAs seeking approval to manufacture and sell generics version of LINZESS® 145 mcg and 290 mcg capsules (“LINZESS”) before the expiration of some or all of the nine patents then listed in the Orange Book, including U.S. Patent Nos. 7,304,036 (the “‘036 Patent”); 7,371,727 (the “‘727 Patent”); 7,704,947 (the “‘947 Patent”); 7,745,409 (the “‘409 Patent”); 8,080,526 (the “‘526 Patent”); 8,110,553 (the “‘553 Patent”); 8,748,573 (the “‘573 Patent”); 8,802,628 (the “‘628 Patent”); and 8,933,030 (the “‘030 Patent”). (The ‘727, ‘947, ‘409, ‘526 and ‘553 Patents expire in January 2024; the ‘036 Patent expires in August 2026; and the ‘573, ‘628 and ‘030 Patents expire in 2031.) Teva, Aurobindo Pharma Ltd., Mylan and Sandoz claim that the patents discussed in their respective notice letters are invalid, unenforceable and/or would not be infringed.  On November 30, 2016, subsidiaries of the Company and Ironwood Pharmaceuticals, Inc. (collectively, “Plaintiffs”), brought an action for infringement of some or all of the ‘036, ‘727, ‘947, ‘409, ‘526, ‘553, ‘573, ‘628 and ‘030 Patents in the U.S. District Court for the District of Delaware against Aurobindo Pharma Ltd., Aurobindo Pharma USA, Inc. (collectively, “Aurobindo”), Teva, Mylan and Sandoz.  This lawsuit triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than February 2020 (unless there is a final court decision adverse to Plaintiffs sooner).  Trial is scheduled for June 2019.  On July 13, 2017, Mylan filed a motion to dismiss for improper venue.  That motion is currently pending.

In May 2017, subsidiaries of the Company and Ironwood also received a Paragraph IV certification notice letter from Sun Pharma Global FZE indicating that it had submitted to FDA an ANDA seeking approval to manufacture and sell a generic version of LINZESS before the expiration of the ‘573, ‘628 and ‘030 Patents. Sun Pharma Global FZE claims that the patents are invalid and/or would not be infringed.  On June 30, 2017, Plaintiffs brought an action for infringement of the ‘573, ‘628 and ‘030 Patents in the U.S. District Court for the District of Delaware against Sun Pharma Global FZE and Sun Pharmaceutical Industries Inc. (collectively, “Sun”). In January 2018, subsidiaries of the Company and Ironwood entered into a settlement agreement with Sun and certain Sun affiliates. Under the terms of the settlement agreement, Plaintiffs will provide a license to Sun to market a generic version of LINZESS in the United States beginning on February 1, 2031 (subject to FDA approval), or earlier in certain circumstances. The Sun action was dismissed on January 18, 2018.

In July 2017, subsidiaries of the Company and Ironwood received a second Notice Letter relating to the ANDA submitted to the FDA by Aurobindo.  Aurobindo claims that the ‘036, ‘727, ‘947, ‘409, ‘526, ‘553 Patents, as well as the ‘573, ‘628 and ‘030 Patents, are invalid and/or would not be infringed.  On August 25, 2017, Plaintiffs brought an action for infringement of these patents in the U.S. District Court for the District of Delaware against Aurobindo. On September 28, 2017, this action was consolidated with the first action filed against Aurobindo. On April 30, 2018, subsidiaries of the Company and Ironwood entered into a settlement agreement with Aurobindo. Under the terms of the settlement agreement, Plaintiffs will provide a license to Aurobindo to market a generic version of LINZESS in the United States beginning on August 5, 2030 (subject to FDA approval), or earlier in certain circumstances. The Aurobindo actions were dismissed on May 7, 2018.

In September 2017, October 2017 and January 2018, subsidiaries of the Company and Ironwood received second Notice Letters relating to the ANDAs submitted to the FDA by Teva, Mylan and Sandoz, respectively. Teva, Mylan and Sandoz claim that U.S. Patent No. 9,708,371 (the “‘371 Patent”) is invalid and/or would not be infringed by their respective ANDAs.  (The ‘371 Patent expires in 2033.) On October 20, 2017, November 30, 2017 and January 20, 2018, Plaintiffs brought actions for infringement of the ‘371 patent in the U.S. District Court for the District of Delaware against Teva, Mylan and Sandoz, respectively.  The actions filed in October and November 2017 against Teva and Mylan have been consolidated with the lawsuit filed in November 2016.

In December 2017 and February 2018, subsidiaries of the Company and Ironwood received Paragraph IV certification notice letters from Teva and Mylan, respectively indicating that they had submitted to FDA ANDAs seeking approval to manufacture and sell generic versions of LINZESS® 72 mcg capsules (“72 mcg ANDA”) before the expiration of the ‘036, ‘727, ‘947, ‘409, ‘526, ‘553, ‘030 and ‘371 Patents. Teva and Mylan claim that these patents are invalid, unenforceable and/or would not be infringed. On February 2, 2018 and March 29, 2018, subsidiaries of the Company and Ironwood Pharmaceuticals, Inc. (collectively, “Plaintiffs”), brought actions for infringement of some or all of the ‘036, ‘727, ‘947, ‘409, ‘526, ‘553, ‘030 and ‘371 Patents in the U.S. District Court for the District of Delaware against Teva and Mylan, respectively. These lawsuits triggered automatic stays of approval of Teva’s 72 mcg ANDA and Mylan’s 72 mcg ANDA that expire no earlier than June 2020 and August 2020, respectively (unless there is a final court decision adverse to Plaintiffs sooner).  On March 14, 2018, the district court consolidated the Teva 72 mcg ANDA matter with the lawsuit filed in November 2016.

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

On December 21, 2018, subsidiaries of the Company and Ironwood entered into a settlement agreement with Mylan. Under the terms of the settlement agreement, Plaintiffs will provide a license to Mylan to market a generic version of LINZESS in the United States beginning on February 5, 2030 (subject to FDA approval), or earlier in certain circumstances. The Mylan actions were dismissed on December 27, 2018.

Namenda XR®. In 2014, subsidiaries of the Company brought actions for infringement of some or all of U.S. Patent Nos. 5,061,703 (the “‘703 patent”), 8,039,009 (the “‘009 patent”), 8,168,209 (the “‘209 patent”), 8,173,708 (the “‘708 patent”), 8,283,379 (the “‘379 patent”), 8,329,752 (the “‘752 patent”), 8,362,085 (the “‘085 patent”), and 8,598,233 (the “‘233 patent”) in the U.S. District Court for the District of Delaware against Wockhardt, Teva, Sun, Apotex, Anchen, Zydus, Watson, Par, Mylan, Amneal, Ranbaxy, and Amerigen, and related subsidiaries and affiliates thereof. Plaintiffs entered settlement agreements with every defendant except Teva.

On December 11, 2017, the Court of Appeals for the Federal Circuit issued a decision affirming the district court’s judgment of invalidity with respect to certain claims of the ‘209, ‘708, ‘379, ‘752 and ‘085 patents.

The Federal Circuit issued the mandate of the court on February 20, 2018, and certain generics launched the generic products shortly thereafter.

Namzaric®. In 2015 subsidiaries of the Company and Adamas Pharmaceuticals, Inc. (all collectively, “Plaintiffs”), brought an action for infringement of some or all of U.S. Patent Nos. 8,039,009 (the “’009 patent”), 8,058,291 (the “‘291 patent”), 8,168,209 (the “‘209 patent”), 8,173,708 (the “‘708 patent”) 8,283,379 (the “‘379 patent”), 8,293,794 (the “‘794 patent”), 8,329,752 (the “‘752 patent”), 8,338,485 (the “‘485 patent”), 8,338,486 (the “‘486 patent”), 8,362,085 (the “‘085 patent”), 8,580,858 (the “‘858 patent”) and 8,598,233 (the “‘233 patent”) in the U.S. District Court for the District of Delaware against Amneal Pharmaceuticals LLC, Par Pharmaceutical, Inc., and Amerigen Pharmaceuticals, Inc. and Amerigen Pharmaceuticals Ltd. (collectively, “Amerigen”).  Plaintiffs entered into settlement agreements with each of the generics.  Plaintiffs’ settlement agreement with Amneal, who is believed to be a first applicant with respect to certain dosage strengths (memantine hydrochloride extended-release and donepezil hydrochloride, 14 mg/10 mg and 28 mg/10 mg) of Namzaric®., provides a license to Amneal that will permit it to launch its generic version of Namzaric® as of January 1, 2025, or earlier in certain circumstances.  Alternatively, under certain circumstances, Amneal has an option to launch an authorized generic version of Namzaric beginning on January 1, 2026.  No patent litigation remains concerning Namzaric.

Restasis®. Between August 2015 and July 2016, a subsidiary of the Company brought actions for infringement of U.S. Patent Nos. 8,629,111 (the “‘111 patent”), 8,633,162 (the “‘162 patent”), 8,642,556 (the “‘556 patent”), 8,648,048 (the “‘048 patent”), 8,685,930 (the “‘930 patent”) and 9,248,191 (the “’191 patent”) in the U.S. District Court for the Eastern District of Texas against Akorn, Inc., Apotex, Inc., Mylan Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Inc., InnoPharma, Inc., Famy Care Limited (“Famy Care”), TWi Pharmaceuticals, Inc. (“TWi”) and related subsidiaries and affiliates thereof.

The subsidiary entered into settlement agreements with Apotex, TWi, Famy Care and InnoPharma.  As a result of certain of these settlements, Allergan will provide a license to certain parties to launch their generic versions of Restasis® beginning on February 27, 2024, or earlier in certain circumstances. Additionally, under certain circumstances, the Company will supply and authorize certain parties to launch an authorized generic version of Restasis® on August 28, 2024 or earlier in certain circumstances.

On September 8, 2017, the Company assigned all Orange Book-listed patents for Restasis® to the Saint Regis Mohawk Tribe (“the Tribe”), a recognized sovereign tribal government, and concurrently was granted an exclusive field-of-use license to practice the patents in the United States for all FDA-approved uses of the products under the Restasis® NDAs.

On October 16, 2017, the District Court issued a decision and final judgment finding that the asserted claims of the ‘111 patent, the ‘048 patent, the ‘930 patent and the ‘191 patent were infringed, but invalid on the ground of obviousness. The District Court also held that the asserted claims were not invalid as anticipated, for lack of enablement, or for improper inventorship. On November 13, 2018, the U.S. Court of Appeals for the Federal Circuit issued a decision affirming the district court’s finding of invalidity of the asserted claims of the ‘111, ‘048, ‘930 and ‘191 Patents.  A petition for rehearing is currently pending.

On December 22, 2016, a subsidiary of the Company Allergan filed a complaint for infringement of the ʼ111 patent, ʼ162 patent, ʼ556 patent, ʼ048 patent, ʼ930 patent, and the ʼ191 patent in the U.S. District Court for the Eastern District of Texas against Deva Holding A.S. (“Deva”). On March 6, 2018, the district court granted in part and denied in part the parties’ joint motion for entry of a stipulated order, and stayed the case until such time as the Federal Circuit in the lead appeal case with Teva, Mylan and Akron issues a mandate. The parties’ stipulation provides that Deva will be bound by the outcome of that appeal.

On August 10 and September 20, 2018, a subsidiary of the Company and the Tribe filed complaints for infringement of the ʼ162 patent and the ʼ556 patent in the U.S. District Court for the District of Delaware against Saptalis and against Amneal Pharmaceuticals, LLC and Amneal Pharmaceuticals Co. India Private Limited (collectively, “Amneal”), respectively.  The cases were voluntarily dismissed on January 2, 2019.

Restasis® IPR. On June 6, 2016, a subsidiary of the Company received notification letters that Inter Partes Review of the USPTO (“IPR”) petitions were filed by Mylan Pharmaceuticals Inc. (“Mylan”) regarding U.S. Patent Nos. 8,629,111 (the “‘111 patent”), 8,633,162 (the “‘162 patent”), 8,642,556 (the “‘556 patent”), 8,648,048 (the “‘048 patent”), 8,685,930 (the “‘930 patent”), and 9,248,191 (the “‘191 patent”), which patents expire on August 27, 2024. Mylan filed the IPR petition on June 3, 2016. On June 23, 2016, a subsidiary of the Company received a notification letter that a IPR petition and motion for joinder was filed by Argentum Pharmaceuticals LLC (“Argentum”) regarding the ’111 patent.  On December 7, 2016, the Company entered into a settlement agreement with Argentum and Argentum’s petition was withdrawn.  On December 8, 2016, the USPTO granted Mylan’s petitions to institute IPRs with respect to these patents. On January 6, 2017, each of Akorn and Teva filed, and on January 9, 2017 the USPTO received, IPR petitions with respect to these patents and motions for joinder with the Mylan IPR. The USPTO granted Teva’s and Akorn’s joinder motions on March 31, 2017.

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

On February 23, 2018, the USPTO issued orders denying the Tribe’s motion to dismiss (or terminate).

On July 20, 2018, the Federal Circuit affirmed the USPTO’s denial of the Tribe’s motion to dismiss and Allergan’s motion to withdraw.  On August 20, 2018, the Tribe and Allergan filed a petition for rehearing en banc, which the Federal Circuit denied on October 22, 2018. On December 21, 2018, the Company and the Tribe filed a petition for a writ of certiorari with the United States Supreme Court.  That petition is currently pending.

Saphris®. Between September 2014 and May 2015, subsidiaries of the Company brought actions for infringement of some or all of U.S. Patent Nos. 5,763,476 (the “‘476 patent”), 7,741,358 (the “‘358 patent”) and 8,022,228 (the “‘228 patent”) against Sigmapharm Laboratories, LLC, Hikma Pharmaceuticals, LLC, Breckenridge Pharmaceutical, Inc., Alembic Pharmaceuticals, Ltd. and Amneal Pharmaceuticals, LLC, and related subsidiaries and affiliates thereof in the U.S. District Court for the District of Delaware in connection with an abbreviated new drug applications respectively filed with FDA by Sigmpha Hikma, Breckenridge, Alembic and Amneal, each seeking approval to market a generic versions of Saphris and challenging each of said patents. Including a 6-month pediatric extension of regulatory exclusivity, the ‘476 patent expires in December 2020, and the ‘358 and ‘228 patents expire in October 2026. In 2016, the parties agreed to dismiss all claims related to the ‘358 and ‘228 patents, leaving only the ‘476 patent at issue.  On October 13, 2016, the court stayed trial as to Sigmapharm and extended the 30-month stay as to Sigmapharm.  On June 30, 2017, the district court issued an opinion and order finding all asserted claims of the ‘476 patent valid, and that claims 4, 9 and 10 were not infringed by Alembic and Breckenridge.  On July 11, 2017, the district court entered a final judgment that ordered, among other things, that Alembic’s, Amneal’s, Breckenridge’s and Hikma’s respective ANDAs not be granted final approval by FDA earlier than the date of expiration of the ‘476 patent inclusive of any applicable adjustments, extensions or exclusivities. The case is currently on appeal.

A separate bench trial concerning Sigmapharm’s infringement of the ‘476 patent began on June 20, 2018, and on November 16, 2018, the court held that Sigmapharms’ proposed ANDA product would infringe the ‘476 patent   On November 26, 2018, Sigmapharm sought relief from the November 16, 2018 decision.  That motion is currently pending.

Savella®. On October 5 and 6, 2017, subsidiaries of the Company brought actions for infringement of U.S. Patent Nos. 6,602,911 (the “‘911 patent”), 7,888,342 (the “‘342 patent”), and 7,994,220 (the “‘220 patent”) in the U.S. District Court for the District of Delaware and the District of New Jersey, respectively, against Strides Pharma Global Pte Limited and Strides Pharma Inc. (collectively, Strides”).  On April 20, 2018, the Company entered into a settlement agreement with Strides and the case was dismissed.

Viibryd® IPR. On January 5, 2018, Argentum Pharmaceuticals LLC submitted to the USPTO a petition for Inter Partes Review (“IPR”) seeking cancellation of certain claims of U.S. Patent No. 8,673,921 (the “‘921 patent”). The ‘921 patent is listed in the Orange Book for Viibryd® and expires in June 2022. On July 23, 2018, the USPTO denied institution of the IPR.

Trademark Enforcement Matters

Juvéderm®.    On April 5, 2017, a subsidiary of the Company brought an action for unfair competition, false advertising, dilution, conspiracy and infringement of Allergan’s JUVÉDERM trademarks in the U.S. District Court for the Central District of California against Dermavita Limited Partnership (“Dermavita”), Dima Corp. S.A.  (“Dima Corp.”) and KBC Media Relations LLC (“KBC”). Dima Corp. had previously announced its acquisition of a license from Dermavita to develop and market in the U.S. cosmetic products under the Juvederm trademark. During June 2017, the Company entered into a settlement agreement with KBC. During July 2017, the Court preliminarily enjoined Dima Corp. from, inter alia, promoting or selling within the United States any product bearing the trademark JUVEDERM or any other trademark confusingly similar to it. During January 2018, the Court granted Dermavita’s renewed motion to dismiss the Company’s complaint based on purported lack of personal jurisdiction.  The case remains pending against Dima.

Subsidiaries of the Company requested a preliminary injunction against Dermavita, Dima Corp, Aesthetic Services, Jacqueline Sillam and Dimitri Sillam in the High Court of Paris, France. During June 2017, the Paris Court preliminarily enjoined the defendants, inter alia, to refrain from promoting or selling in France its Juvederm products, to transfer various domain names and to pay provisional damages to Allergan, on the basis that such use would infringe Allergan’s EU and French JUVÉDERM trademarks and would amount to unfair competition. This injunction has been appealed. A subsidiary of the Company has also filed against Dermavita, Dima Corp. and others a full action of trademark infringement in the Paris court. Dermavita has requested that the full action be stayed pending the outcome of the Nanterre action and the EUIPO trademark proceedings, both mentioned below.  The Paris court rejected Dermavita’s stay request and subsequently ordered the defendants to pay more than 75,000 Euros in liquidated damages for violation of the preliminary injunction mentioned above.  Dermavita has filed an action against subsidiaries of the Company in the Nanterre, France court alleging that the subsidiaries have not used its JUVÉDERM trademark and requesting the court to revoke the Company’s trademark based on its purported lack of use.  The Company has submitted its principal brief and awaits a hearing on.

Furthermore, more than 150 trademark opposition and cancellation actions between Allergan and Dermavita have been filed in front of the USPTO, EUIPO and various other national and regional trademark offices around the world.  Most of these actions remain pending; however, Allergan has received favorable decisions in more than ten (10) such actions.

Antitrust Litigation

Asacol® Litigation. Class action complaints have been filed against certain subsidiaries of the Company on behalf of putative classes of direct and indirect purchasers. The lawsuits have been consolidated in the U.S. District Court for the District of Massachusetts.  The complaints allege that plaintiffs paid higher prices for Asacol® HD and Delzicol® as a result of alleged actions preventing or delaying generic competition in the market for an older Asacol® product in violation of U.S. federal antitrust laws and/or state laws. Plaintiffs seek unspecified injunctive relief, treble damages and/or attorneys’ fees.  The Company has settled the claims brought by the direct purchaser plaintiffs.  While the district court granted the indirect purchaser plaintiffs’ motion for class certification, the Court of Appeals for the First Circuit issued an order granting the Company’s motion to appeal the district court’s decision to certify the proposed class and later issued a decision reversing the lower court’s decision on class certification.  The appellate court recently denied plaintiffs’ motion for rehearing en banc.

Botox® Litigation. A class action complaint was filed against certain subsidiaries of the Company in the United States District Court for the Central District of California on February 24, 2015,  alleging unlawful market allocation in violation of Section 1 of the Sherman Act, 15 U.S.C. §1, agreement in restraint of trade in violation of the U.S. federal antitrust laws as well as violations of California state laws. In the complaint, plaintiffs seek an unspecified amount of treble damages.   On November 30, 2017, the parties reached a tentative settlement and the court granted plaintiffs’ motion for final approval of class settlement.  On September 10, 2018, the court dismissed with prejudice all claims against the defendants.

Loestrin® 24 Litigation. Putative classes of direct and indirect purchasers as well as opt-out direct purchasers have filed complaints that have been consolidated in the U.S. District Court for the District of Rhode Island.  The lawsuits allege that subsidiaries of the Company engaged in anticompetitive conduct, including when settling patent lawsuits related to Loestrin® 24 Fe, in violation of federal and state antitrust and consumer protection laws. The complaints each seek declaratory and injunctive relief and damages. The court has scheduled hearings on the class plaintiffs’ class certification motions and on defendants motion for summary judgement on the issue of market power.

Namenda® Litigation. In 2014, the State of New York filed a lawsuit in the U.S. District Court for the Southern District of New York alleging that Forest was acting to prevent or delay generic competition to Namenda® in violation of federal and New York antitrust laws and committed other fraudulent acts in connection with its commercial plans for Namenda® XR. The district court granted the state’s motion for a preliminary injunction which was later affirmed by the Court of Appeals for the Second Circuit.  The parties in that case then reached a settlement to resolve the dispute. Following the conclusion of the New York Attorney General Matter, putative class actions were filed on behalf of direct and indirect purchasers in the same federal court. The class action complaints make claims similar to those asserted by the New York Attorney General and also include claims that Namenda® patent litigation settlements between a Company subsidiary and generic companies also violated the antitrust laws. Plaintiffs seek unspecified injunctive relief, treble damages and attorneys’ fees.  The court has denied defendants’ motion for summary judgement in the direct purchaser action and has certified the direct purchaser class of plaintiffs.

Restasis® Competitor Litigation.  Shire, which offers the dry-eye disease drug Xiidra®, sued subsidiaries of the Company in U.S. District Court for the District of New Jersey alleging that defendants unlawfully harmed competition by foreclosing Xiidra® from sales to Medicare Part D plans (and the members of such plans) through the use of discounts (a) contingent on Restasis® receiving preferential formulary treatment; and/or (b) across a bundle of Allergan’s products, including Restasis®.  The complaint seeks injunctive relief and damages under federal and state law.  The court has yet to rule on defendants’ motion to dismiss the complaint and the parties are engaged in limited discovery.

Restasis® Class Action Litigation.  Several class actions were filed on behalf of putative classes of direct and indirect purchasers of Restasis® alleging that subsidiaries of the company harmed competition by engaging in conduct to delay the market entry of generic versions of Restasis® in violation of the federal antitrust laws as well as state antitrust and consumer-protection laws and unjust enrichment.  The cases have been consolidated in the U.S. District Court for the District of New Jersey.  All plaintiffs seek damages, declaratory relief, and injunctive relief.   The parties are currently engaged in discovery.

Commercial Litigation

Celexa®/Lexapro® Class Actions. Certain subsidiaries of the Company were named in federal court actions relating to the promotion of Celexa® and/or Lexapro® all of which were consolidated in an MDL proceeding in the U.S. District Court for the District of Massachusetts. Most of these claims were resolved through a settlement in September 2014.  However, two lawsuits remain which assert claims under the federal Racketeer Influenced and Corrupt Organizations (“RICO”) Act.  The court has entered summary judgment in favor of the defendants in both actions and denied plaintiffs’ class certification motions.   Plaintiffs in both cases appealed the dismissal of their claims and denial of class certification to the United States Court of Appeals for the First Circuit and the appeals court issued a decision in January 2019 affirming the denial of the class certification motions but reversing the lower court’s decision granting the defendants’ summary judgment motions.

Warner Chilcott Marketing Practices.  A putative nationwide class of private payer entities, or their assignees, that paid Medicare benefits on behalf of their beneficiaries filed a complaint against certain subsidiaries of the Company in the U.S. District Court for the District of Massachusetts. The Complaint asserts claims under the federal RICO statute, state consumer protection statutes, common law fraud, and unjust enrichment with respect to the sale and marketing of certain products. Defendants’ motion to dismiss the Amended Complaint is still pending.

Generic Drug Pricing Securities and ERISA Litigation.  Putative classes of  shareholders and two individual opt-out plaintiffs filed class action lawsuits  against the Company and certain of its current and former officers alleging that defendants made materially false and misleading statements between February 2014 and November 2016 regarding the Company’s internal controls over its financial reporting and that it failed to disclose that its former Actavis generics unit had engaged in illegal, anticompetitive price-fixing with its generic industry peers.  These lawsuits have been consolidated in the U.S. District Court for the District of New Jersey. The complaints seek unspecified monetary damages.  The Company’s motion to dismiss the complaint is still pending.  In addition, class action complaints have been filed premised on the same alleged underlying conduct that is at issue in the securities litigation but that assert claims under the Employee Retirement Income Security Act of 1974 (“ERISA”).  These complaints have been consolidated in the district court in New Jersey.  The court granted the Company’s motion to dismiss this complaint.  The ERISA plaintiffs have appealed this decision to the Third Circuit Court of Appeals.

Telephone Consumer Protection Act Litigation.  In October 2012, Forest and certain of its affiliates were named as defendants in a putative class action in the United States District Court for the Eastern District of Missouri. This suit alleges that Forest and another defendant violated the Telephone Consumer Protection Act (the “TCPA”) by sending unsolicited facsimiles and facsimiles with inadequate opt-out notices.  The case was stayed pending the administrative proceeding initiated by the pending FCC Petition and a separate petition Forest filed. A similar lawsuit was filed in in Missouri state court against Warner Chilcott Corporation which Warner Chilcott removed to the federal district court. In the wake of the Court of Appeals decision on the Petition discussed below, the parties reached an agreement to settle these actions.

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

Prescription Opioid Drug Abuse Litigation. The Company has been named as a defendant, along with several other manufacturers and distributors of opioid products, in over 1,300 matters relating to the promotion and sale of prescription opioid pain relievers and additional suits have been filed.  The lawsuits allege generally that the manufacturer defendants engaged in a deceptive campaign to promote their products in violation of state laws and seek unspecified monetary damages, penalties and injunctive relief.  Plaintiffs in these suits include states, political subdivisions of states (i.e., counties and municipalities), Native American tribes and other private litigants such as insurance plans, hospital systems and consumers who were prescribed opioid products and were subsequently treated for an overdose or addiction.  Cases are pending in both federal and state courts.  The federal court cases have been consolidated in an MDL in the U.S. District Court for the Northern District of Ohio, with a first set of cases set for trial in September 2019.  In the case filed on behalf of the State of California by the California counties of Santa Clara and Orange, which is pending in California state court, the previously-set trial date has been vacated and a new date has not yet been set.

Testosterone Replacement Therapy Class Action. Subsidiaries of the Company were named in a class action complaint filed on behalf a putative class of third party payers in the U.S. District Court for the Northern District of Illinois. The suit alleges that the Company’s subsidiaries violated various laws including the federal RICO statute and state consumer protection laws in connection with the sale and marketing of Androderm®.  The class plaintiffs seek to obtain certain equitable relief, including injunctive relief and an order requiring restitution and/or disgorgement, and to recover damages and multiple damages in an unspecified amount. While the lawsuit is ongoing, the court has denied plaintiff’s class certification motion.  Defendants’ motion for summary judgment is still pending.

Xaleron Dispute. On February 5, 2016, Xaleron Pharmaceuticals, Inc. filed a lawsuit against certain subsidiaries of the Company in state court in New York. The complaint, filed on February 26, 2016, alleges the defendants misappropriated Xaleron’s confidential business information and asserts claims for unfair competition, tortious interference with prospective economic advantage and unjust enrichment. The company filed a motion for summary judgment in April 2018 and subsequently,  the parties reached an agreement to settle the litigation.

Zeltiq Advertising Litigation.  A putative class action lawsuit was filed against Zeltiq in state court in California alleging that Zeltiq misled customers regarding the promotion of its CoolSculpting® product and the product’s premarket notification clearance status.  The case was later removed to U.S. District Court for the Central District of California.  The case was dismissed by the district court and, while the plaintiffs started the process of appealing this decision to the Ninth Circuit Court of Appeals, they have since voluntarily dismissed their appeal.

Employment Litigation

In July 2012, a subsidiary of the Company was named as a defendant in an action brought by certain former Company sales representatives and specialty sales representatives in the United States District Court for the Southern District of New York. The action is a putative class and collective action, and alleges class claims under Title VII for gender discrimination with respect to pay and promotions, as well as discrimination on the basis of pregnancy, and a collective action claim under the Equal Pay Act and non-class claims on behalf of certain of the named Plaintiffs for sexual harassment and retaliation under Title VII, and for violations of the Family and Medical Leave Act.   On April 3, 2017, the parties agreed to settle this matter.  On February 1, 2018, the court granted preliminary approval of the settlement and set a fairness hearing for May 4, 2018. On June 29, 2018, the Court granted final approval of the settlement.

Product Liability Litigation

Actonel® Litigation. A subsidiary of the Company is a defendant in over 500 filed cases in federal and various state courts, relating to the bisphosphonate prescription drug Actonel®.  In addition, there are three cases pending in provincial courts in Canada, two involving single plaintiffs, and a third on behalf of a purported class of injured plaintiffs.  The complaints allege, among other things, that Actonel® caused them to suffer osteonecrosis of the jaw (“ONJ”) and/or atypical fractures of the femur.  Plaintiffs are seeking unspecified monetary and injunctive relief, as well as attorneys’ fees. The Company subsidiary is being indemnified by Sanofi for certain claims pursuant to an agreement with Sanofi and is being partially indemnified by the Procter & Gamble Company (“P&G”) for ONJ claims that were pending at the time the Company subsidiary acquired P&G’s global pharmaceutical business in 2009. Settlements have been reached that have resolved most of the pending ONJ-related claims. Recently, all pending Actonel cases in New Jersey state court were dismissed without prejudice subject to refilling after the U.S. Supreme Court issues a decision in Merck Sharp & Dohme Corp. v. Albrecht, Doc. No. 17-290.

Breast Implant Litigation. Certain Company subsidiaries are defendants in more than a dozen cases alleging that Allergan’s textured breast implants caused women to develop a rare condition known as anaplastic large cell lymphoma (ALCL), and that the defendants failed to properly warn against this risk and failed to promptly and properly report the results of the post-marketing studies relating to these products.  These cases have been filed in both federal and state courts in the United States and well as provincial courts in Canada.  One of the Canadian cases has been asserted on behalf a putative class of consumers.

Benicar® Litigation. A subsidiary of the Company has been named in a number of lawsuits involving allegations that Benicar® caused certain gastrointestinal injuries. Under a co-promotion agreement, Daiichi Sankyo is defending the Company subsidiary in these lawsuits and has announced that it has agreed to enter into a program to settle all of the pending cases on behalf of all defendants, including the Company subsidiary.

Celexa®/Lexapro® Litigation.  Certain Company subsidiaries are defendants in over 150 actions alleging that Celexa® or Lexapro® caused various birth defects. Several of the cases involve multiple minor-plaintiffs. The majority of these actions have been consolidated in state court in Missouri; none of the actions are set for trial.

RepliForm® Litigation.  A Company subsidiary has been named as a defendant in over 300 cases alleging that its biologic mesh product RepliForm® did not perform as intended and caused various injuries.  The majority of these cases have been consolidated in state court in Massachusetts, with the rest pending in state courts in Delaware and Minnesota and the federal court in West Virginia. Approximately 200 of these cases have been settled or dismissed.

Testosterone Litigation. A number of product liability suits were filed against certain Company subsidiaries as well as other manufacturers and distributors of testosterone products, for personal injuries including but not limited to cardiovascular events allegedly arising out of the use of Androderm®.  The cases have been consolidated in an MDL in the U.S. District Court for Northern District of Illinois.  In mid-2018, the parties reached an agreement to settle all of the pending cases.

Government Investigations, Government Litigation and Qui Tam Litigation

The Company and its subsidiaries are involved in various disputes, governmental and/or regulatory inspections, inquires, investigations and proceedings that could result in litigation, and other litigation matters that arise from time to time.

Company subsidiaries have received subpoenas and/or Civil Investigative Demands (“CID”) from the United States Department of Justice, the United States Health and Human Services, Office of Inspector General, United States Congressional Committees as well as various state regulatory and enforcement authorities.  Each of the subpoenas and CIDs seek documents and information relating to discrete topics, including but not limited to: the calculation and reporting by certain Company subsidiaries of their Average Manufacturer Prices, Average Wholesale Prices and Best Prices for several of their products; sales and marketing practices of Botox to urology practices; the promotion and sale of two gastroenterology products; the Saint Regis Mohawk Tribe’s acquisition of six Restasis patents and the granting of exclusive licenses to the Restasis product to the Company; and, the promotion and sale of opioid products. In each case, the Company and its subsidiaries are cooperating fully with the governmental authority’s requests.

Certain states have initiated lawsuits and qui tam lawsuits have been filed by private parties, also known as relators, on behalf of the federal or state governments.  Certain Company subsidiaries have been named as defendants in lawsuits that allege generally that state Medicaid agencies were overcharged for their share of Medicaid drug reimbursement costs due to inflated Average Wholesale Prices (“AWP”) reported by the Company subsidiaries.  AWP lawsuits are currently pending in Illinois, Utah and Wisconsin.

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

Lidoderm® Litigation.  The U.S. Federal Trade Commission filed a lawsuit in federal district court in the Eastern District of Pennsylvania against the Company and one of its former global generics business subsidiaries and others alleging that patent litigation settlements relating to Lidoderm were anticompetitive. The FTC voluntarily withdrew its complaint in Pennsylvania and filed a similar complaint in the U.S. District Court for the Northern District California where similar lawsuits filed by private plaintiffs were already pending and where the State of California filed a similar complaint against the same defendants.   Defendants in the Pennsylvania action filed a declaratory judgment action against the FTC in the Pennsylvania federal court but the court granted the FTC’s motion to dismiss this lawsuit.  The FTC and State of California’s actions were stayed pending the declaratory judgment action in the Eastern District of Pennsylvania.  The federal court in California has not yet issued a ruling or lifted the stay in these cases since the court’s ruling in the Eastern District of Pennsylvania.

Hydrocortisone Investigation. In 2016, the Company received notice from the UK Competition and Markets Authority (“CMA”) that it would be included within the scope of the CMA’s formal investigation under Section 25 of the Competition Act of 1998 (“CA98”) into suspected abuse of dominance by a former generics business subsidiary of the Company in relation to the supply of 10mg and 20mg hydrocortisone tablets. The CMA is investigating: (i) alleged excessive and unfair prices with respect to hydrocortisone tablets and (ii) whether the former generics business subsidiary entered into anti-competitive agreements with a potential competitor for this product.  The CMA has issued statements of objection with respect to both parts of its investigation. The Company intends to cooperate fully with the investigation.

Teva Shareholder Derivative Litigation.  In 2017, the Company was named as defendant in a proposed Teva shareholder derivative litigation filed in the Economic Division of the Tel Aviv District Court in Israel.  The lawsuit contains allegations that the Company aided and abetted Teva’s board of directors violations of Israeli securities laws.  To date, the court has not determined whether it will allow plaintiffs to proceed with this action.

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

WCL has revised its consolidating balance sheets as previously presented in its balance sheet in Footnote 25 of the December 31, 2017 Annual Report on Form 10-K due to a change in the Company’s legal entity structure and other reclassifications that occurred during the year ended December 31, 2018.  As a result, prior period information has been recast to conform to the current period presentation.

Subsequent to December 31, 2018, Allergan’s legal entity structure changed which will result in reclassifications to the presented amounts in the year ending December 31, 2019.

The following financial information presents the consolidating balance sheets as of December 31, 2018 and 2017, the related statements of operations and comprehensive income / (loss) for the years ended December 31, 2018, 2017 and 2016 and the statements of cash flows for the years ended December 31, 2018, 2017 and 2016.

Warner Chilcott Limited

Consolidating Balance Sheets

As of December 31, 2018

($ in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
ASSETS
Current assets:
Cash and cash equivalents	$0.1	$1.8	$0.8	$-	$875.9	$-	$878.6
Marketable securities	-	489.9	-	-	537.0	-	1,026.9
Accounts receivable, net	-	-	-	-	2,868.1	-	2,868.1
Receivables from Parents	-	-	-	-	640.9	-	640.9
Inventories	-	-	-	-	846.9	-	846.9
Intercompany receivables	-	3,534.7	961.0	16.7	24,779.3	(29,291.7)	-
Current assets held for sale	-	-	-	-	34.0	-	34.0
Prepaid expenses and other current assets	-	-	-	33.3	785.4	-	818.7
Total current assets	0.1	4,026.4	961.8	50.0	31,367.5	(29,291.7)	7,114.1
Property, plant and equipment, net	-	-	-	-	1,787.0	-	1,787.0
Investments and other assets	-	-	-	-	1,970.6	-	1,970.6
Investment in subsidiaries	62,940.2	73,846.0	-	90,729.7	-	(227,515.9)	-
Non current intercompany receivables	-	28,239.4	18,090.2	-	19,674.2	(66,003.8)	-
Non current assets held for sale	-	-	-	-	882.2	-	882.2
Deferred tax assets	-	43.6	-	-	1,020.1	-	1,063.7
Product rights and other intangibles	-	-	-	-	43,695.4	-	43,695.4
Goodwill	-	-	-	-	45,913.3	-	45,913.3
Total assets	$62,940.3	$106,155.4	$19,052.0	$90,779.7	$146,310.3	$(322,811.4)	$102,426.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	-	0.1	156.3	92.9	4,538.1	-	4,787.4
Intercompany payables	-	14,315.0	21.7	10,442.6	4,512.4	(29,291.7)	-
Payables to Parents	-	-	-	-	2,829.2	-	2,829.2
Income taxes payable	-	-	-	-	72.4	-	72.4
Current portion of long-term debt and capital leases	-	-	779.6	-	88.7	-	868.3
Total current liabilities	-	14,315.1	957.6	10,535.5	12,040.8	(29,291.7)	8,557.3
Long-term debt and capital leases	-	-	18,090.2	2,135.9	2,703.3	-	22,929.4
Other long-term liabilities	-	-	-	-	882.0	-	882.0
Long-term intercompany payables	-	18,597.4	-	1,076.8	46,329.6	(66,003.8)	-
Other taxes payable	-	-	-	-	1,615.5	-	1,615.5
Deferred tax liabilities	-	-	-	-	5,501.8	-	5,501.8
Total liabilities	-	32,912.5	19,047.8	13,748.2	69,073.0	(95,295.5)	39,486.0
Total equity / (deficit)	62,940.3	73,242.9	4.2	77,031.5	77,237.3	(227,515.9)	62,940.3
Total liabilities and equity	$62,940.3	$106,155.4	$19,052.0	$90,779.7	$146,310.3	$(322,811.4)	$102,426.3

Warner Chilcott Limited

Consolidating Balance Sheets

As of December 31, 2017

($ in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
ASSETS
Current assets:
Cash and cash equivalents	$0.1	$593.1	$0.1	$-	$1,223.0	$-	$1,816.3
Marketable securities	-	400.2	-	-	4,231.9	-	4,632.1
Accounts receivable, net	-	-	-	-	2,899.0	-	2,899.0
Receivables from Parents	-	4,223.5	-	-	1,573.9	-	5,797.4
Inventories	-	-	-	-	904.5	-	904.5
Intercompany receivables	-	8,118.7	5,507.6	19.6	25,417.0	(39,062.9)	-
Prepaid expenses and other current assets	-	-	-	85.0	1,038.0	-	1,123.0
Total current assets	0.1	13,335.5	5,507.7	104.6	37,287.3	(39,062.9)	17,172.3
Property, plant and equipment, net	-	-	-	-	1,785.4	-	1,785.4
Investments and other assets	-	-	-	-	267.9	-	267.9
Investment in subsidiaries	81,282.1	79,897.0	-	94,332.0	-	(255,511.1)	-
Non current intercompany receivables	-	27,518.7	20,985.0	-	30,544.0	(79,047.7)	-
Non current receivables from Parents	-	-	-	-	3,964.0	-	3,964.0
Non current assets held for sale	-	-	-	-	81.6	-	81.6
Deferred tax assets	-	-	-	-	316.0	-	316.0
Product rights and other intangibles	-	-	-	-	54,648.3	-	54,648.3
Goodwill	-	-	-	-	49,862.9	-	49,862.9
Total assets	$81,282.2	$120,751.2	$26,492.7	$94,436.6	$178,757.4	$(373,621.7)	$128,098.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	-	0.6	202.9	89.3	5,222.8	-	5,515.6
Intercompany payables	-	12,186.2	1,828.5	11,402.3	13,645.9	(39,062.9)	-
Payables to Parents	-	-	-	-	2,340.6	-	2,340.6
Income taxes payable	-	-	-	-	74.9	-	74.9
Current portion of long-term debt and capital leases	-	-	3,475.4	-	756.4	-	4,231.8
Total current liabilities	-	12,186.8	5,506.8	11,491.6	22,040.6	(39,062.9)	12,162.9
Long-term debt and capital leases	-	-	20,985.0	2,130.1	2,728.4	-	25,843.5
Other long-term liabilities	-	0.2	-	-	886.7	-	886.9
Long-term intercompany payables	-	30,395.0	-	149.0	48,503.7	(79,047.7)	-
Other taxes payable	-	-	-	-	1,573.5	-	1,573.5
Deferred tax liabilities	-	0.2	-	-	6,349.2	-	6,349.4
Total liabilities	-	42,582.2	26,491.8	13,770.7	82,082.1	(118,110.6)	46,816.2
Total equity / (deficit)	81,282.2	78,169.0	0.9	80,665.9	96,675.3	(255,511.1)	81,282.2
Total liabilities and equity	$81,282.2	$120,751.2	$26,492.7	$94,436.6	$178,757.4	$(373,621.7)	$128,098.4

Warner Chilcott Limited

Consolidating Statements of Operations and Comprehensive (Loss) / Income

For the Year Ended December 31, 2018

($ in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$15,787.4	$-	$15,787.4
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	2,191.4	-	2,191.4
Research and development	-	-	-	-	2,266.2	-	2,266.2
Selling and marketing	-	-	-	-	3,250.6	-	3,250.6
General and administrative	-	-	-	-	1,177.5	-	1,177.5
Amortization	-	-	-	-	6,552.3	-	6,552.3
Goodwill impairments	-	-	-	-	2,841.1	-	2,841.1
In-process research and development impairments	-	-	-	-	804.6	-	804.6
Asset sales and impairments, net	-	-	-	-	2,857.6	-	2,857.6
Total operating expenses	-	-	-	-	21,941.3	-	21,941.3
Operating (loss)	-	-	-	-	(6,153.9)	-	(6,153.9)

Interest income / (expense), net	-	1,101.1	(8.8)	(82.8)	(1,650.6)	-	(641.1)
Other income, net	-	-	15.6	-	241.1	-	256.7
Total other income / (expense), net	-	1,101.1	6.8	(82.8)	(1,409.5)	-	(384.4)
Income / (loss) before income taxes and noncontrolling interest	-	1,101.1	6.8	(82.8)	(7,563.4)	-	(6,538.3)
(Benefit) / provision for income taxes	-	(23.8)	3.5	(50.7)	(1,705.4)	-	(1,776.4)
Losses / (earnings) of equity interest subsidiaries	4,772.1	5,625.3	-	2,822.6	-	(13,220.0)	-
Net (loss) / income from continuing operations, net of tax	(4,772.1)	(4,500.4)	3.3	(2,854.7)	(5,858.0)	13,220.0	(4,761.9)
(Loss) from discontinued operations, net of tax	-	-	-	-	-	-	-
Net (loss) / income	(4,772.1)	(4,500.4)	3.3	(2,854.7)	(5,858.0)	13,220.0	(4,761.9)
(Income) attributable to noncontrolling interest	-	-	-	-	(10.2)	-	(10.2)
Net (loss) / income attributable to members	(4,772.1)	(4,500.4)	3.3	(2,854.7)	(5,868.2)	13,220.0	(4,772.1)
Other comprehensive (loss) / income, net of tax	(512.5)	(425.7)	-	(779.7)	(512.5)	1,717.9	(512.5)
Comprehensive (loss) / income attributable to members	$(5,284.6)	$(4,926.1)	$3.3	$(3,634.4)	$(6,380.7)	$14,937.9	$(5,284.6)

Warner Chilcott Limited

Consolidating Statements of Operations and Comprehensive (Loss) / Income

For the Year Ended December 31, 2017

($ in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$15,940.7	$-	$15,940.7
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	2,168.0	-	2,168.0
Research and development	-	-	-	-	2,100.1	-	2,100.1
Selling and marketing	-	-	-	-	3,514.8	-	3,514.8
General and administrative	-	-	8.6	1.1	1,392.6	-	1,402.3
Amortization	-	-	-	-	7,197.1	-	7,197.1
In-process research and development impairments	-	-	-	-	1,452.3	-	1,452.3
Asset sales and impairments, net	-	-	-	-	3,927.7	-	3,927.7
Total operating expenses	-	-	8.6	1.1	21,752.6	-	21,762.3
Operating (loss)	-	-	(8.6)	(1.1)	(5,811.9)	-	(5,821.6)

Interest income / (expense), net	-	845.5	116.6	(131.2)	(1,760.2)	-	(929.3)
Other (expense), net	-	-	(110.4)	(66.7)	(3,260.2)	-	(3,437.3)
Total other income / (expense), net	-	845.5	6.2	(197.9)	(5,020.4)	-	(4,366.6)
Income / (loss) before income taxes and noncontrolling interest	-	845.5	(2.4)	(199.0)	(10,832.3)	-	(10,188.2)
Provision / (benefit) for income taxes	-	5.0	0.3	(177.3)	(6,498.4)	-	(6,670.4)
Losses / (earnings) of equity interest subsidiaries	3,927.3	4,517.5	-	3,123.1	-	(11,567.9)	-
Net (loss) / income from continuing operations, net of tax	(3,927.3)	(3,677.0)	(2.7)	(3,144.8)	(4,333.9)	11,567.9	(3,517.8)
(Loss) from discontinued operations, net of tax	-	-	-	-	(402.9)	-	(402.9)
Net (loss) / income	(3,927.3)	(3,677.0)	(2.7)	(3,144.8)	(4,736.8)	11,567.9	(3,920.7)
(Income) attributable to noncontrolling interest	-	-	-	-	(6.6)	-	(6.6)
Net (loss) / income attributable to members	(3,927.3)	(3,677.0)	(2.7)	(3,144.8)	(4,743.4)	11,567.9	(3,927.3)
Other comprehensive income / (loss), net of tax	2,959.1	3,001.5	-	(2,203.7)	2,959.1	(3,756.9)	2,959.1
Comprehensive (loss) / income attributable to members	$(968.2)	$(675.5)	$(2.7)	$(5,348.5)	$(1,784.3)	$7,811.0	$(968.2)

Warner Chilcott Limited

Consolidating Statements of Operations and Comprehensive (Loss) / Income

For the Year Ended December 31, 2016

($ in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	-	-	-	-	14,570.6	-	14,570.6
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	1,860.8	-	1,860.8
Research and development	-	-	-	-	2,575.7	-	2,575.7
Selling and marketing	-	-	-	-	3,266.4	-	3,266.4
General and administrative	-	-	-	19.8	1,330.6	-	1,350.4
Amortization	-	-	-	-	6,470.4	-	6,470.4
In-process research and development impairments	-	-	-	-	743.9	-	743.9
Asset sales and impairments, net	-	-	-	-	5.0	-	5.0
Total operating expenses	-	-	-	19.8	16,252.8	-	16,272.6
Operating (loss)	-	-	-	(19.8)	(1,682.2)	-	(1,702.0)

Interest income / (expense), net	-	2,255.3	3.4	(157.1)	(3,286.1)	-	(1,184.5)
Other income, net	-	-	-	-	172.2	-	172.2
Total other income / (expense), net	-	2,255.3	3.4	(157.1)	(3,113.9)	-	(1,012.3)
Income / (loss) before income taxes and noncontrolling interest	-	2,255.3	3.4	(176.9)	(4,796.1)	-	(2,714.3)
Provision / (benefit) for income taxes	-	-	0.1	66.3	(1,963.4)	-	(1,897.0)
(Earnings) / losses of equity interest subsidiaries	(15,091.1)	(8,984.1)	-	(16,771.7)	-	40,846.9	-
Net income / (loss) from continuing operations, net of tax	15,091.1	11,239.4	3.3	16,528.5	(2,832.7)	(40,846.9)	(817.3)
Income from discontinued operations, net of tax	-	-	-	-	15,914.5	-	15,914.5
Net income / (loss)	15,091.1	11,239.4	3.3	16,528.5	13,081.8	(40,846.9)	15,097.2
(Income) attributable to noncontrolling interest	-	-	-	-	(6.1)	-	(6.1)
Net income / (loss) attributable to members	15,091.1	11,239.4	3.3	16,528.5	13,075.7	(40,846.9)	15,091.1
Other comprehensive (loss) / income, net of tax	(544.3)	(544.3)	-	(3,085.1)	(544.3)	4,173.7	(544.3)
Comprehensive income / (loss) attributable to members	$14,546.8	$10,695.1	$3.3	$13,443.4	$12,531.4	$(36,673.2)	$14,546.8

Warner Chilcott Limited

Consolidating Statements of Cash Flows

For the Year Ended December 31, 2018

($ in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net (loss) / income	$(4,772.1)	$(4,500.4)	$3.3	$(2,854.7)	$(5,858.0)	$13,220.0	$(4,761.9)
Reconciliation to net cash provided by / (used in) operating activities:
Losses / (earnings) of equity interest subsidiaries	4,772.1	5,625.3	-	2,822.6	-	(13,220.0)	-
Depreciation	-	-	-	-	196.3	-	196.3
Amortization	-	-	-	-	6,552.3	-	6,552.3
Provision for inventory reserve	-	-	-	-	96.4	-	96.4
Share-based compensation	-	-	-	-	239.8	-	239.8
Deferred income tax benefit	-	-	-	-	(1,255.7)	-	(1,255.7)
Goodwill impairments	-	-	-	-	2,841.1	-	2,841.1
In-process research and development impairments	-	-	-	-	804.6	-	804.6
Loss on asset sales and impairments, net	-	-	-	-	2,857.6	-	2,857.6
Gain on sale of Teva securities, net	-	-	-	-	(60.9)	-	(60.9)
Gain on sale of businesses	-	-			(182.6)	-	(182.6)
Non-cash extinguishment of debt	-	-	30.0	-	-	-	30.0
Cash (discount) related to extinguishment of debt	-	-	(45.6)	-	-	-	(45.6)
Amortization of deferred financing costs	-	-	21.0	1.6	-	-	22.6
Contingent consideration adjustments, including accretion	-	-	-	-	(106.5)	-	(106.5)
Dividends from subsidiaries	4,075.6	-	-	-	-	(4,075.6)	-
Other, net	-	-	(5.6)	(1.7)	36.3	-	29.0
Changes in assets and liabilities (net of effects of acquisitions)	-	(1,626.3)	5,482.0	32.2	(5,152.4)	-	(1,264.5)
Net cash provided by / (used in) operating activities	4,075.6	(501.4)	5,485.1	-	1,008.3	(4,075.6)	5,992.0
Cash Flows From Investing Activities:
Additions to property, plant and equipment	-	-	-	-	(253.5)	-	(253.5)
Additions to investments	-	(889.9)	-	-	(1,581.8)	-	(2,471.7)
Proceeds from sale of investments and other assets	-	800.0	-	-	5,459.3	-	6,259.3
Payments to settle Teva related matters	-	-	-	-	(466.0)	-	(466.0)
Proceeds from sales of property, plant and equipment	-	-	-	-	30.4	-	30.4
Net cash (used in) / provided by investing activities	-	(89.9)	-	-	3,188.4	-	3,098.5
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness, including credit facility	-	700.0	1,919.7	-	37.3	-	2,657.0
Payments on debt, including capital lease obligations and credit facility	-	(700.0)	(7,393.7)	-	(710.8)	-	(8,804.5)
Debt issuance and other financing costs	-	-	(10.4)	-	-	-	(10.4)
Payments of contingent consideration and other financing	-	-	-	-	(30.9)	-	(30.9)
Proceeds from forward sale of Teva securities	-	-	-	-	465.5	-	465.5
Payments to settle Teva related matters	-	-	-	-	(234.0)	-	(234.0)
Dividends to Parents	(4,075.6)	-	-	-	(4,075.6)	4,075.6	(4,075.6)
Net cash (used in) / provided by financing activities	(4,075.6)	-	(5,484.4)	-	(4,548.5)	4,075.6	(10,032.9)
Effect of currency exchange rate changes on cash and cash equivalents	-	-	-	-	4.7	-	4.7
Net (decrease) / increase in cash and cash equivalents	-	(591.3)	0.7	-	(347.1)	-	(937.7)
Cash and cash equivalents at beginning of period	0.1	593.1	0.1	-	1,223.0	-	1,816.3
Cash and cash equivalents at end of period	$0.1	$1.8	$0.8	$-	$875.9	$-	$878.6

Warner Chilcott Limited

Consolidating Statements of Cash Flows

For the Year Ended December 31, 2017

($ in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net (loss) / income	$(3,927.3)	$(3,677.0)	$(2.7)	$(3,144.8)	$(4,736.8)	$11,567.9	$(3,920.7)
Reconciliation to net cash provided by / (used in) operating activities:
Losses / (earnings) of equity interest subsidiaries	3,927.3	4,517.5	-	3,123.1	-	(11,567.9)	-
Depreciation	-	-	-	-	171.5	-	171.5
Amortization	-	-	-	-	7,197.1	-	7,197.1
Provision for inventory reserve	-	-	-	-	102.2	-	102.2
Share-based compensation	-	-	-	-	293.3	-	293.3
Deferred income tax benefit	-	-	-	-	(7,783.1)	-	(7,783.1)
In-process research and development impairments	-	-	-	-	1,452.3	-	1,452.3
Loss on asset sales and impairments, net	-	-	-	-	3,927.7	-	3,927.7
Net income impact of other-than-temporary loss on investment in Teva securities	-	-	-	-	3,273.5	-	3,273.5
Charge to settle Teva related matters	-	-	-	-	387.4	-	387.4
Loss on forward sale of Teva shares	-	-	-	-	62.9	-	62.9
Amortization of inventory step-up	-	-	-	-	131.7	-	131.7
Non-cash extinguishment of debt	-	-	17.6	12.2	(45.5)	-	(15.7)
Cash charge related to extinguishment of debt	-	-	91.6	52.9	61.1	-	205.6
Amortization of deferred financing costs	-	-	23.3	4.5	-	-	27.8
Contingent consideration adjustments, including accretion	-	-	-	-	(133.2)	-	(133.2)
Dividends from subsidiaries	1,668.2	-	-	-	-	(1,668.2)	-
Other, net	-	(10.0)	-	-	(27.0)	-	(37.0)
Changes in assets and liabilities (net of effects of acquisitions)	-	(4,228.1)	(241.5)	2,148.3	3,207.3	-	886.0
Net cash provided by / (used in) operating activities	1,668.2	(3,397.6)	(111.7)	2,196.2	7,542.4	(1,668.2)	6,229.3
Cash Flows From Investing Activities:
Additions to property, plant and equipment	-	-	-	-	(349.9)	-	(349.9)
Additions to product rights and other intangibles	-	-	-	-	(614.3)	-	(614.3)
Additions to investments	-	(4,389.6)	-	-	(5,394.2)	-	(9,783.8)
Proceeds from sale of investments and other assets	-	7,866.4	-	-	7,286.9	-	15,153.3
Proceeds from sales of property, plant and equipment	-	-	-	-	7.1	-	7.1
Acquisitions of businesses, net of cash acquired	-	-	-	-	(5,290.4)	-	(5,290.4)
Net cash provided by / (used in) investing activities	-	3,476.8	-	-	(4,354.8)	-	(878.0)
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness, including credit facility	-	-	3,020.9	-	529.1	-	3,550.0
Payments on debt, including capital lease obligations and credit facility	-	-	(2,800.0)	(2,143.3)	(1,470.3)	-	(6,413.6)
Debt issuance and other financing costs	-	-	(17.5)	-	(3.1)	-	(20.6)
Cash charge related to extinguishment of debt	-	-	(91.6)	(52.9)	(61.1)	-	(205.6)
Payments of contingent consideration and other financing	-	-	-	-	(511.6)	-	(511.6)
Dividends to Parents	(1,668.2)	-	-	-	(1,668.2)	1,668.2	(1,668.2)
Net cash (used in) / provided by financing activities	(1,668.2)	-	111.8	(2,196.2)	(3,185.2)	1,668.2	(5,269.6)
Effect of currency exchange rate changes on cash and cash equivalents	-	-	-	-	21.4	-	21.4
Net increase in cash and cash equivalents	-	79.2	0.1	-	23.8	-	103.1
Cash and cash equivalents at beginning of period	0.1	513.9	-	-	1,199.2	-	1,713.2
Cash and cash equivalents at end of period	$0.1	$593.1	$0.1	$-	$1,223.0	$-	$1,816.3

Warner Chilcott Limited

Consolidating Statements of Cash Flows

For the Year Ended December 31, 2016

($ in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net income / (loss)	$15,091.1	$11,239.4	$3.3	$16,528.5	$13,081.8	$(40,846.9)	$15,097.2
Reconciliation to net cash provided by / (used in) operating activities:
(Earnings) / losses of equity interest subsidiaries	(15,091.1)	(8,984.1)	-	(16,771.7)	-	40,846.9	-
Depreciation	-	-	-	-	155.8	-	155.8
Amortization	-	-	-	-	6,475.2	-	6,475.2
Provision for inventory reserve	-	-	-	-	181.4	-	181.4
Share-based compensation	-	-	-	-	334.5	-	334.5
Deferred income tax benefit	-	-	-	-	(1,443.9)	-	(1,443.9)
Pre-tax gain on sale of businesses to Teva	-	-	-	-	(24,511.1)	-	(24,511.1)
Non-cash tax effect of gain on sale of businesses to Teva	-	-	-	-	5,285.2	-	5,285.2
In-process research and development impairments	-	-	-	-	743.9	-	743.9
Loss on asset sales and impairments, net	-	-	-	-	5.0	-	5.0
Amortization of inventory step-up	-	-	-	-	42.4	-	42.4
Amortization of deferred financing costs	-	23.5	23.3	4.2	-	-	51.0
Contingent consideration adjustments, including accretion	-	-	-	-	(66.8)	-	(66.8)
Dividends from subsidiaries	2,034.8	-	-	-	-	(2,034.8)	-
Other, net	-	-	-	-	(59.9)	-	(59.9)
Changes in assets and liabilities (net of effects of acquisitions)	0.1	16,536.2	473.4	237.0	(17,957.6)	-	(710.9)
Net cash provided by / (used in) operating activities	2,034.9	18,815.0	500.0	(2.0)	(17,734.1)	(2,034.8)	1,579.0
Cash Flows From Investing Activities:
Additions to property, plant and equipment	-	-	-	-	(331.4)	-	(331.4)
Additions to product rights and other intangibles	-	-	-	-	(2.0)	-	(2.0)
Sale of businesses to Teva	-	-	-	-	33,804.2	-	33,804.2
Additions to investments	-	(6,351.8)	-	-	(9,391.7)	-	(15,743.5)
Proceeds from sale of investments and other assets	-	-	-	-	7,771.6	-	7,771.6
Loans to Parents	-	(4,196.9)	-	-	(9,035.3)	-	(13,232.2)
Proceeds from sales of property, plant and equipment	-	-	-	-	33.3	-	33.3
Acquisitions of businesses, net of cash acquired	-	-	-	-	(1,198.9)	-	(1,198.9)
Net cash (used in) / provided by investing activities	-	(10,548.7)	-	-	21,649.8	-	11,101.1
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness, including credit facility	-	1,050.0	-	-	-	-	1,050.0
Payments on debt, including capital lease obligations and credit facility	-	(8,815.9)	(500.0)	-	(1,532.8)	-	(10,848.7)
Payments of contingent consideration and other financing	-	-	-	-	(161.1)	-	(161.1)
Dividends to Parents	(2,034.8)	-	-	-	(2,034.8)	2,034.8	(2,034.8)
Net cash (used in) / provided by financing activities	(2,034.8)	(7,765.9)	(500.0)	-	(3,728.7)	2,034.8	(11,994.6)
Effect of currency exchange rate changes on cash and cash equivalents	-	-	-	-	(8.5)	-	(8.5)
Net increase / (decrease) in cash and cash equivalents	0.1	500.4	-	(2.0)	178.5	-	677.0
Cash and cash equivalents at beginning of period	-	13.5	-	2.0	1,020.7	-	1,036.2
Cash and cash equivalents at end of period	$0.1	$513.9	$-	$-	$1,199.2	$-	$1,713.2

NOTE 27 — Compensation

The following table represents compensation costs for the years ended December 31, 2018, 2017 and 2016 ($ in millions):

	Years Ended December 31,
	2018	2017	2016
Wages and salaries	$1,994.9	$1,892.8	$2,108.7
Share-based compensation	239.8	308.0	396.1
Retirement plans	107.0	82.7	156.8
Social welfare (taxes)	163.1	150.4	165.0
Other benefits	175.2	265.1	321.0
Total	$2,680.0	$2,699.0	$3,147.6
Amount included in continuing operations	$2,680.0	$2,699.0	$2,578.4
Amount included in discontinued operations	$-	$-	$569.2

NOTE 28 — Concentration

The Company considers there to be a concentration risk for customers that account for 10% or more of their third-party revenues. The following table illustrates any customer which accounted for 10% or more of our annual revenues within the U.S. and Canada in any of the past three fiscal years and the respective percentage of our revenues for which they account for each of the last three years:

Customer	2018	2017	2016
McKesson Corporation	25%	23%	23%
Cardinal Health, Inc.	23%	19%	18%
AmerisourceBergen Corporation	22%	19%	18%

No other country outside the U.S. and Canada had 10% or more of global sales.

The Company’s accounts receivable primarily arise from product sales in North America and primarily represent amounts due from wholesalers, distributors, drug store chains and service providers in the health care and pharmaceutical industries, public hospitals and other government entities. Approximately 62% and 58% of the gross accounts receivable balance are concentrated among the Company’s three largest customers as of December 31, 2018 and 2017, respectively. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential uncollectible accounts. Actual losses from uncollectible accounts have been minimal.

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

Certain of the Company’s finished products and raw materials are obtained from single source suppliers. Although the Company seeks to identify more than one source for its various finished products and raw materials, loss of a single source supplier could have an adverse effect on the Company’s results of operations, financial condition and cash flows. Further, a second source supplier may not be able to produce the same volumes of inventory as the Company’s primary supplier. No third party manufacturer accounted for 10% or more of the Company’s products sold based on third-party revenues for the year ended December 31, 2018.

Schedule II

Allergan plc

Warner Chilcott Limited

Valuation and Qualifying Accounts

Years Ended December 31, 2018, 2017 and 2016

($ in millions)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions / Write-offs	Other*	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2018	$93.0	$18.5	$(9.8)	$-	$101.7
Year Ended December 31, 2017	$75.7	$11.6	$(1.7)	$7.4	$93.0
Year Ended December 31, 2016	$80.6	$3.5	$(8.4)	$-	$75.7
Tax valuation allowance:
Year Ended December 31, 2018	$403.8	$1,237.9	$-	$(3.8)	$1,637.9
Year Ended December 31, 2017	$183.9	$230.1	$-	$(10.2)	$403.8
Year Ended December 31, 2016	$196.2	$183.8	$-	$(196.1)	$183.9
*Includes opening balances of businesses acquired in the period and reclasses to assets held for sale.

SUPPLEMENTARY DATA (UNAUDITED)

Selected unaudited quarterly consolidated financial data and market price information are shown below ($ in millions except per share data):

		For Three Month Periods Ended
	Year Ended 12/31/2018	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	Mar. 31, 2018
Net revenues	$15,787.4	$4,079.7	$3,911.4	$4,124.2	$3,672.1
Net (loss)	$(5,086.2)	$(4,295.9)	$(36.3)	$(470.1)	$(283.9)
Basic earnings per share	(15.26)	(12.83)	(0.11)	(1.39)	(0.99)
Diluted earnings per share	(15.26)	(12.83)	(0.11)	(1.39)	(0.99)
Market price per share:
High		$193.46	$192.51	$175.19	$188.15
Low		$129.82	$167.21	$143.80	$144.02

		For Three Month Periods Ended
	Year Ended 12/31/2017	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017
Net revenues	$15,940.7	$4,326.1	$4,034.3	$4,007.4	$3,572.9
Net (loss) / income	$(4,118.9)	$3,123.2	$(3,954.0)	$(723.9)	$(2,564.2)
Basic earnings per share	(13.19)	9.21	(12.07)	(2.37)	(7.86)
Diluted earnings per share	(13.19)	8.88	(12.07)	(2.37)	(7.86)
Market price per share:
High		$210.98	$256.15	$248.91	$249.32
Low		$163.58	$202.66	$218.73	$210.80