Form 10-Q
period 2019-03-31
Allergan plc; Warner Chilcott Ltd
filed 2019-05-07
CIK 1578845, 1620602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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
22 Victoria Street
Hamilton HM 12
Bermuda
(441) 295-2244

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Allergan plc Ordinary Shares, $0.0001 par value	AGN	New York Stock Exchange

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

Number of shares of Allergan plc’s Ordinary Shares outstanding on May 3, 2019: 327,801,905. There is no trading market for securities of Warner Chilcott Limited, all of which are indirectly wholly owned by Allergan plc.

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

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

ALLERGAN PLC

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except par value)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$788.5	$880.4
Marketable securities	995.2	1,026.9
Accounts receivable, net	2,731.2	2,868.1
Inventories	943.2	846.9
Current assets held for sale	45.7	34.0
Prepaid expenses and other current assets	785.5	819.1
Total current assets	6,289.3	6,475.4
Property, plant and equipment, net	1,781.1	1,787.0
Right of use asset - operating leases	455.4	-
Investments and other assets	1,979.5	1,970.6
Non current assets held for sale	897.2	882.2
Deferred tax assets	1,032.6	1,063.7
Product rights and other intangibles	42,264.6	43,695.4
Goodwill	43,336.6	45,913.3
Total assets	$98,036.3	$101,787.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,634.4	$4,787.2
Income taxes payable	126.9	72.4
Current portion of long-term debt	3,971.8	868.3
Current portion of lease liability - operating	116.1	-
Total current liabilities	8,849.2	5,727.9
Long-term debt	19,554.1	22,929.4
Lease liability - operating	415.2	-
Other long-term liabilities	804.4	882.0
Other taxes payable	1,618.2	1,615.5
Deferred tax liabilities	5,235.6	5,501.8
Total liabilities	36,476.7	36,656.6
Commitments and contingencies (Refer to Note 20)
Equity:
Ordinary shares; $0.0001 par value per share; 1,000.0 million shares authorized, 327.8 million and 332.6 million shares issued and outstanding, respectively	$-	$-
Additional paid-in capital	55,742.8	56,510.0
Retained earnings	4,582.8	7,258.9
Accumulated other comprehensive income	1,216.4	1,345.2
Total shareholders’ equity	61,542.0	65,114.1
Noncontrolling interest	17.6	16.9
Total equity	61,559.6	65,131.0
Total liabilities and equity	$98,036.3	$101,787.6

See accompanying Notes to the Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Net revenues	$3,597.1	$3,672.1
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	497.8	522.8
Research and development	435.0	474.7
Selling and marketing	804.0	800.0
General and administrative	308.3	295.9
Amortization	1,399.4	1,697.6
Goodwill impairments	2,467.0	-
In-process research and development impairments	-	522.0
Asset sales and impairments, net	(5.2)	13.1
Total operating expenses	5,906.3	4,326.1
Operating (loss)	(2,309.2)	(654.0)

Interest income	21.3	17.3
Interest (expense)	(201.8)	(250.6)
Other income / (expense), net	13.8	(78.8)
Total other (expense), net	(166.7)	(312.1)
(Loss) before income taxes and noncontrolling interest	(2,475.9)	(966.1)
(Benefit) for income taxes	(68.6)	(682.2)
Net (loss)	(2,407.3)	(283.9)
(Income) attributable to noncontrolling interest	(0.7)	(2.2)
Net (loss) attributable to shareholders	(2,408.0)	(286.1)
Dividends on preferred shares	-	46.4
Net (loss) attributable to ordinary shareholders	$(2,408.0)	$(332.5)

(Loss) per share attributable to ordinary shareholders
Basic	$(7.25)	$(0.99)
Diluted	$(7.25)	$(0.99)

Weighted average shares outstanding:
Basic	332.0	334.6
Diluted	332.0	334.6

See accompanying Notes to the Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

(Unaudited; in millions)

	Three Months Ended March 31,
	2019	2018
Net (loss)	$(2,407.3)	$(283.9)
Other comprehensive (loss) / income
Foreign currency translation (losses) / gains	(127.8)	183.8
Unrealized (losses), net of tax	(1.0)	-
Total other comprehensive (loss) / income, net of tax	(128.8)	183.8
Comprehensive (loss)	(2,536.1)	(100.1)
Comprehensive (income) attributable to noncontrolling interest	(0.7)	(2.2)
Comprehensive (loss) attributable to ordinary shareholders	$(2,536.8)	$(102.3)

See accompanying Notes to the Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities:
Net (loss)	$(2,407.3)	$(283.9)
Reconciliation to net cash provided by operating activities:
Depreciation	47.5	56.1
Amortization	1,399.4	1,697.6
Provision for inventory reserve	18.8	14.2
Share-based compensation	52.3	72.5
Deferred income tax benefit	(229.7)	(1,026.4)
Goodwill impairments	2,467.0	-
In-process research and development impairments	-	522.0
(Gain) / loss on asset sales and impairments, net	(5.2)	13.1
Loss on sale of Teva securities, net	-	77.7
Non-cash extinguishment of debt	0.3	-
Amortization of deferred financing costs	4.6	6.3
Non-cash lease expense	30.1	-
Contingent consideration adjustments, including accretion	18.7	5.3
Other, net	(10.3)	6.5
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	132.4	259.1
Decrease / (increase) in inventories	(128.3)	(52.7)
Decrease / (increase) in prepaid expenses and other current assets	36.2	(0.6)
Increase / (decrease) in accounts payable and accrued expenses	(199.8)	(231.6)
Increase / (decrease) in income and other taxes payable	60.0	336.6
Increase / (decrease) in other assets and liabilities	(52.7)	(13.5)
Net cash provided by operating activities	1,234.0	1,458.3
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(64.8)	(46.4)
Additions to product rights and other intangibles	(7.5)	-
Additions to investments	(538.2)	(1,455.9)
Proceeds from sale of investments and other assets	569.1	4,889.5
Payments to settle Teva related matters	-	(466.0)
Proceeds from sales of property, plant and equipment	17.2	11.1
Acquisitions of businesses, net of cash acquired	(80.6)	-
Net cash (used in) / provided by investing activities	(104.8)	2,932.3
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness, including credit facility	-	709.0
Payments on debt, including finance lease obligations and credit facility	(159.4)	(4,322.1)
Payments of contingent consideration and other financing	(2.0)	(9.3)
Proceeds from stock plans	9.7	35.5
Proceeds from forward sale of Teva securities	-	372.3
Payments to settle Teva related matters	-	(234.0)
Repurchase of ordinary shares	(829.2)	(1,439.6)
Dividends paid	(246.1)	(319.5)
Net cash (used in) financing activities	(1,227.0)	(5,207.7)
Effect of currency exchange rate changes on cash and cash equivalents	5.9	(5.3)
Net (decrease) in cash and cash equivalents	(91.9)	(822.4)
Cash and cash equivalents at beginning of period	880.4	1,817.2
Cash and cash equivalents at end of period	$788.5	$994.8
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Income taxes other, net of refunds	$105.4	$35.7
Interest	$252.0	$344.4
Schedule of Non-Cash Investing and Financing Activities:
Conversion of mandatory convertible preferred shares	$-	$4,929.7
Dividends accrued	$1.4	$1.4

See accompanying Notes to the Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited; in millions)

						Retained	Accumulated
					Additional	Earnings/	Other
	Ordinary Shares		Preferred Shares		Paid-in-	(Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income / (Loss)	Interest	Total
BALANCE, December 31, 2017	330.2	$-	5.1	$4,929.7	$54,013.5	$12,957.2	$1,920.7	$16.0	$73,837.1
Implementation of new accounting pronouncements	-	-	-	-	-	424.7	(63.0)	-	361.7
BALANCE, January 1, 2018	330.2	$-	5.1	$4,929.7	$54,013.5	$13,381.9	$1,857.7	$16.0	$74,198.8
Comprehensive (loss):
Net (loss) attributable to shareholders	-	-	-	-	-	(286.1)	-	-	(286.1)
Other comprehensive income, net of tax	-	-	-	-	-	-	183.8	-	183.8
Share-based compensation	-	-	-	-	72.5	-	-	-	72.5
Ordinary shares issued under employee stock plans	0.7	-	-	-	35.5	-	-	-	35.5
Dividends declared	-	-	-	-	-	(296.3)	-	-	(296.3)
Conversion of Mandatory Preferred Shares	17.8	-	(5.1)	(4,929.7)	4,929.7	-	-	-	-
Repurchase of ordinary shares under the share repurchase programs	(9.6)	-	-	-	(1,540.0)	-	-	-	(1,540.0)
Repurchase of ordinary shares	(0.1)	-	-	-	(24.3)	-	-	-	(24.3)
Movement in noncontrolling interest	-	-	-	-	-	-	-	2.1	2.1
BALANCE, March 31, 2018	339.0	$-	-	$-	$57,486.9	$12,799.5	$2,041.5	$18.1	$72,346.0

BALANCE, December 31, 2018	332.6	$-	-	$-	$56,510.0	$7,258.9	$1,345.2	$16.9	$65,131.0
Implementation of new accounting pronouncement	-	-	-	-	-	(22.0)	-	-	(22.0)
BALANCE, January 1, 2019	332.6	$-	-	$-	$56,510.0	$7,236.9	$1,345.2	$16.9	$65,109.0
Comprehensive (loss):
Net (loss) attributable to shareholders	-	-	-	-	-	(2,408.0)	-	-	(2,408.0)
Other comprehensive (loss), net of tax	-	-	-	-	-	-	(128.8)	-	(128.8)
Share-based compensation	-	-	-	-	52.3	-	-	-	52.3
Ordinary shares issued under employee stock plans	0.7	-	-	-	9.7	-	-	-	9.7
Dividends declared	-	-	-	-	-	(246.1)	-	-	(246.1)
Repurchase of ordinary shares under the share repurchase programs	(5.3)	-	-	-	(799.7)	-	-	-	(799.7)
Repurchase of ordinary shares	(0.2)	-	-	-	(29.5)	-	-	-	(29.5)
Movement in noncontrolling interest	-	-	-	-	-	-	-	0.7	0.7
BALANCE, March 31, 2019	327.8	$-	-	$-	$55,742.8	$4,582.8	$1,216.4	$17.6	$61,559.6

See accompanying Notes to the Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$786.7	$878.6
Marketable securities	995.2	1,026.9
Accounts receivable, net	2,731.2	2,868.1
Receivables from Parents	814.1	640.9
Inventories	943.2	846.9
Current assets held for sale	45.7	34.0
Prepaid expenses and other current assets	780.9	818.7
Total current assets	7,097.0	7,114.1
Property, plant and equipment, net	1,781.1	1,787.0
Right of use asset - operating leases	455.4	-
Investments and other assets	1,979.5	1,970.6
Non current receivables from Parents	-	-
Non current assets held for sale	897.2	882.2
Deferred tax assets	1,032.6	1,063.7
Product rights and other intangibles	42,264.6	43,695.4
Goodwill	43,336.6	45,913.3
Total assets	$98,844.0	$102,426.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,634.3	$4,787.4
Payables to Parents	3,034.9	2,829.2
Income taxes payable	126.9	72.4
Current portion of long-term debt	3,971.8	868.3
Current portion of lease liability - operating	116.1	-
Total current liabilities	11,884.0	8,557.3
Long-term debt	19,554.1	22,929.4
Lease liability - operating	415.2	-
Other long-term liabilities	804.4	882.0
Other taxes payable	1,612.0	1,615.5
Deferred tax liabilities	5,235.6	5,501.8
Total liabilities	39,505.3	39,486.0
Commitments and contingencies (Refer to Note 20)
Equity:
Members' capital	64,752.1	65,797.9
Retained earnings	(6,647.4)	(4,219.7)
Accumulated other comprehensive income	1,216.4	1,345.2
Total members’ equity	59,321.1	62,923.4
Noncontrolling interest	17.6	16.9
Total equity	59,338.7	62,940.3
Total liabilities and equity	$98,844.0	$102,426.3

See accompanying Notes to the Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions)

	Three Months Ended March 31,
	2019	2018
Net revenues	$3,597.1	$3,672.1
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	497.8	522.8
Research and development	435.0	474.7
Selling and marketing	804.0	800.0
General and administrative	306.1	294.1
Amortization	1,399.4	1,697.6
Goodwill impairments	2,467.0	-
In-process research and development impairments	-	522.0
Asset sales and impairments, net	(5.2)	13.1
Total operating expenses	5,904.1	4,324.3
Operating (loss)	(2,307.0)	(652.2)

Interest income	21.3	70.3
Interest (expense)	(201.8)	(250.6)
Other income / (expense), net	13.8	(78.8)
Total other (expense), net	(166.7)	(259.1)
(Loss) before income taxes and noncontrolling interest	(2,473.7)	(911.3)
(Benefit) for income taxes	(68.7)	(682.2)
Net (loss)	(2,405.0)	(229.1)
(Income) attributable to noncontrolling interest	(0.7)	(2.2)
Net (loss) attributable to members	$(2,405.7)	$(231.3)

See accompanying Notes to the Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

(Unaudited; in millions)

	Three Months Ended March 31,
	2019	2018
Net (loss)	$(2,405.0)	$(229.1)
Other comprehensive (loss) / income
Foreign currency translation (losses) / gains	(127.8)	183.8
Unrealized (losses), net of tax	(1.0)	-
Total other comprehensive (loss) / income, net of tax	(128.8)	183.8
Comprehensive (loss)	(2,533.8)	(45.3)
Comprehensive (income) attributable to noncontrolling interest	(0.7)	(2.2)
Comprehensive (loss) attributable to members	$(2,534.5)	$(47.5)

See accompanying Notes to the Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities:
Net (loss)	$(2,405.0)	$(229.1)
Reconciliation to net cash provided by operating activities:
Depreciation	47.5	56.1
Amortization	1,399.4	1,697.6
Provision for inventory reserve	18.8	14.2
Share-based compensation	52.3	72.5
Deferred income tax benefit	(229.7)	(1,026.4)
Goodwill impairments	2,467.0	-
In-process research and development impairments	-	522.0
(Gain) / loss on asset sales and impairments, net	(5.2)	13.1
Loss on sale of Teva securities, net	-	77.7
Non-cash extinguishment of debt	0.3	-
Amortization of deferred financing costs	4.6	6.3
Non-cash lease expense	30.1	-
Contingent consideration adjustments, including accretion	18.7	5.3
Other, net	(10.3)	6.5
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	132.4	259.1
Decrease / (increase) in inventories	(128.3)	(52.7)
Decrease / (increase) in prepaid expenses and other current assets	40.4	0.1
Increase / (decrease) in accounts payable and accrued expenses	(199.5)	(229.1)
Increase / (decrease) in income and other taxes payable	60.0	336.6
Increase / (decrease) in other assets and liabilities, including receivable / payable with Parents	(79.3)	64.8
Net cash provided by operating activities	1,214.2	1,594.6
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(64.8)	(46.4)
Additions to product rights and other intangibles	(7.5)	-
Additions to investments	(538.2)	(1,455.9)
Proceeds from sale of investments and other assets	569.1	4,889.5
Payments to settle Teva related matters	-	(466.0)
Proceeds from sales of property, plant and equipment	17.2	11.1
Acquisitions of businesses, net of cash acquired	(80.6)	-
Net cash (used in) / provided by investing activities	(104.8)	2,932.3
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness, including credit facility	-	709.0
Payments on debt, including finance lease obligations and credit facility	(159.4)	(4,322.1)
Payments of contingent consideration and other financing	(2.0)	(9.3)
Proceeds from forward sale of Teva securities	-	372.3
Payments to settle Teva related matters	-	(234.0)
Dividends to Parents	(1,045.8)	(1,859.5)
Net cash (used in) financing activities	(1,207.2)	(5,343.6)
Effect of currency exchange rate changes on cash and cash equivalents	5.9	(5.3)
Net (decrease) in cash and cash equivalents	(91.9)	(822.0)
Cash and cash equivalents at beginning of period	878.6	1,816.3
Cash and cash equivalents at end of period	$786.7	$994.3

See accompanying Notes to the Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited; in millions, except share data)

	Members' Capital
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Noncontrolling Interest	Total
BALANCE, December 31, 2017	100.0	$72,935.1	$6,410.4	$1,920.7	$16.0	$81,282.2
Implementation of new accounting pronouncements	-	-	424.7	(63.0)	-	361.7
BALANCE, January 1, 2018	100.0	$72,935.1	$6,835.1	$1,857.7	$16.0	$81,643.9
Comprehensive (loss):
Net (loss) attributable to members	-	-	(231.3)	-	-	(231.3)
Other comprehensive income, net of tax	-	-	-	183.8	-	183.8
Dividends to Parents	-	-	(1,859.5)	-	-	(1,859.5)
Movement in noncontrolling interest	-	-	-	-	2.1	2.1
BALANCE, March 31, 2018	100.0	$72,935.1	$4,744.3	$2,041.5	$18.1	$79,739.0

BALANCE, December 31, 2018	100.0	$65,797.9	$(4,219.7)	$1,345.2	$16.9	$62,940.3
Implementation of new accounting pronouncement	-	-	(22.0)	-	-	(22.0)
BALANCE, January 1, 2019	100.0	$65,797.9	$(4,241.7)	$1,345.2	$16.9	$62,918.3
Comprehensive (loss):
Net (loss) attributable to members	-	-	(2,405.7)	-	-	(2,405.7)
Other comprehensive (loss), net of tax	-	-	-	(128.8)	-	(128.8)
Dividends to Parents	-	(1,045.8)	-	-	-	(1,045.8)
Movement in noncontrolling interest	-	-	-	-	0.7	0.7
BALANCE, March 31, 2019	100.0	$64,752.1	$(6,647.4)	$1,216.4	$17.6	$59,338.7

See accompanying Notes to the Consolidated Financial Statements.

ALLERGAN PLC AND WARNER CHILCOTT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — General

Allergan plc is a global pharmaceutical leader focused on developing, manufacturing and commercializing branded pharmaceutical, device, biologic, surgical and regenerative medicine products for patients around the world. Allergan markets a portfolio of leading brands and best-in-class products primarily focused on four key therapeutic areas including medical aesthetics, eye care, central nervous system and gastroenterology. The Company has operations in more than 100 countries. Warner Chilcott Limited is an indirect wholly-owned subsidiary of Allergan plc and has the same principal business activities.

The accompanying consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2018 (“Annual Report”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted from the accompanying consolidated financial statements. The accompanying year end consolidated balance sheet was derived from the audited financial statements included in the Annual Report. The accompanying interim financial statements are unaudited and reflect all adjustments which are in the opinion of management necessary for a fair statement of the Company’s consolidated financial position, results of operations, comprehensive (loss) / income and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. All intercompany transactions and balances have been eliminated in consolidation. The Company’s results of operations, comprehensive (loss) / income and cash flows for the interim periods are not necessarily indicative of the results of operations, comprehensive (loss) / income and cash flows that it may achieve in future periods.

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

	As of March 31, 2019			As of December 31, 2018
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
Cash and cash equivalents	$788.5	$786.7	$1.8	$880.4	$878.6	$1.8
Prepaid expenses and other current assets	785.5	780.9	4.6	819.1	818.7	0.4
Accounts payable and accrued liabilities	4,634.4	4,634.3	0.1	4,787.2	4,787.4	(0.2)
Other taxes payable	1,618.2	1,612.0	6.2	1,615.5	1,615.5	-
Total equity	61,559.6	59,338.7	2,220.9	65,131.0	62,940.3	2,190.7

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
General and administrative expenses	$308.3	$306.1	$2.2	$295.9	$294.1	$1.8
Operating (loss)	(2,309.2)	(2,307.0)	(2.2)	(654.0)	(652.2)	(1.8)
Interest income	21.3	21.3	-	17.3	70.3	(53.0)
(Loss) before income taxes and noncontrolling interest	(2,475.9)	(2,473.7)	(2.2)	(966.1)	(911.3)	(54.8)
Net (loss)	(2,407.3)	(2,405.0)	(2.3)	(283.9)	(229.1)	(54.8)
Dividends on preferred shares	-	-	-	46.4	-	46.4
Net (loss) attributable to ordinary shareholders/members	(2,408.0)	(2,405.7)	(2.3)	(332.5)	(231.3)	(101.2)

The differences between general and administrative expenses in the three months ended March 31, 2019 and 2018 were due to corporate related expenses incurred at Allergan plc.  The differences in total equity were due to historical differences in the results of operations of the companies and differences in equity awards.

During the three months ended March 31, 2018, the difference in interest income between Allergan plc and Warner Chilcott Limited was due to $5.7 billion and $4.0 billion in Receivables from the Parents and Non-current Receivables from the Parents, respectively.   These Receivables were related to intercompany loans between Allergan plc and subsidiaries of Warner Chilcott Limited and caused a difference in interest income between the two entities in the prior year.  These Receivables were contributed to the Parents during the year ended December 31, 2018 as an equity contribution and were reclassified from receivables to equity.

NOTE 3 — Summary of Significant Accounting Policies

The following are interim updates to certain of the policies described in “Note 4” of the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2018 included in the Annual Report.

   Implementation of New Guidance

In February 2016, the Financial Accounting Standards Board (“FASB”) established Topic 842, Leases, by issuing Accounting Standards Update (“ASU”) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

On January 1, 2019, the Company adopted the new standard using the modified retrospective transition approach applied to all leases existing at the effective date of initial application of January 1, 2019. Prior period amounts are not adjusted and continue to be reported in accordance with historical accounting practices and the disclosures under the new standard are not required for dates and periods prior to January 1, 2019.

When evaluating whether a contract contains a lease under the new standard, Allergan considers whether (1) the contract explicitly or implicitly identifies assets that are contractually defined and (2) the Company obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract. The Company does not have the right to use an identified asset if the supplier has the substantive right to substitute the asset throughout the period without the Company’s approval.

The new standard provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’ which permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs under the new standard. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter was not applicable to the Company.

This standard has a significant impact on our consolidated balance sheet but did not have a significant impact on our consolidated statements of operations. The most significant effects relate to the recognition of ROU assets and lease liabilities on our balance sheet for our real estate and fleet operating leases.

Upon adoption, the Company recognized lease liabilities and corresponding ROU assets as follows ($ in millions):

	ROU Asset	Lease Liability
Real estate	$304.2	$370.6
Fleet	100.4	100.4
Other	57.5	77.6
Total operating leases	$462.1	$548.6

The cumulative effective adjustment as of the effective date of $22.0 million was recorded to opening retained earnings.  The Company has an immaterial amount of finance leases.

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the lease recognition exemption for all leases with lease terms of 12 months or less. For leases that qualify under this exception, the Company will not recognize ROU assets or lease liabilities and did not recognize ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also elected the practical expedient to not separate lease and non-lease components for leases of real estate, fleet, IT and office equipment.

Refer to “NOTE 13 – Leases” for further information related to the Company’s leases.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update allows for the optional reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act (“TCJA”) from accumulated other comprehensive income to retained earnings. The amount of the reclassification is calculated as the difference between the historical and newly enacted tax rates on deferred taxes originally recorded through accumulated other comprehensive income. The Company adopted the standard as of January 1, 2019; however, due to the immaterial amount of the stranded tax effects, the Company elected not to reclassify the income tax effects from accumulated other comprehensive income to retained earnings. Tax effects unrelated to the TCJA are released from accumulated other comprehensive income using either the specific identification approach or the portfolio approach based on the nature of the underlying item.

The Company adopted ASU 2016-01, Financial Instruments on January 1, 2018. The new standard required modified retrospective adoption through 2018 beginning Retained Earnings and Accumulated Other Comprehensive Income. This was incorrectly recorded as a loss through Other Comprehensive Income of $63.0 million during the quarter ended March 31, 2018.  This was corrected during 2018 and therefore, has no impact on the annual consolidated financial statements. The Company has determined that the adjustment was not material to any previously reported interim period.  The Consolidated Statement of Comprehensive (Loss) for the quarter ended March 31, 2018 has been adjusted to correct for this error.

   Revenue Recognition

General

ASU No. 2014-09, “Revenue from Contracts with Customers” (“Topic 606”) provides that revenues are recognized when control of the promised goods under a contract is transferred to a customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods as specified in the underlying terms with the customer. The Company warrants products against defects and for specific quality standards, permitting the return of products under certain circumstances. Product sales are recorded net of all sales-related deductions including, but not limited to: chargebacks, trade discounts, commercial and government rebates, customer loyalty programs, fee-for-service arrangements with certain distributors, returns, and other allowances which we refer to in the aggregate as sales returns and allowances (“SRA”).

The Company’s performance obligations are primarily achieved when control of the products is transferred to the customer. Transfer of control is based on contractual performance obligations, but typically occurs upon receipt of the goods by the customer as that is when the customer has obtained control of significantly all of the economic benefits.

Refer to “NOTE 8 – Reportable Segments” for our revenues disaggregated by product and segment and our revenues disaggregated by geography for our international segment.  We believe this level of disaggregation best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

The following table summarizes the activity from operations in the Company’s major categories of SRA ($ in millions):

	Chargebacks	Rebates	Returns and Other Allowances	Cash Discounts	Total
Balance at December 31, 2018	$61.8	$1,908.5	$566.6	$30.7	$2,567.6
Provision related to sales in 2019	267.3	1,396.5	400.5	75.4	2,139.7
Credits and payments	(262.9)	(1,294.5)	(361.7)	(78.6)	(1,997.7)
Balance at March 31, 2019	$66.2	$2,010.5	$605.4	$27.5	$2,709.6
Contra accounts receivable at March 31, 2019	$66.2	$69.4	$41.0	$27.5	$204.1
Accounts payable and accrued expenses at March 31, 2019	$-	$1,941.1	$564.4	$-	$2,505.5

The following table summarizes the balance sheet classification of our SRA reserves ($ in millions):

	March 31, 2019	December 31, 2018
Contra accounts receivable	$204.1	$207.7
Accounts payable and accrued expenses	2,505.5	2,359.9
Total	$2,709.6	$2,567.6

The SRA provisions recorded to reduce gross product sales to net product sales were as follows ($ in millions):

	Three Months Ended March 31,
	2019	2018
Gross product sales	$5,659.9	$5,616.1
Provisions to reduce gross product sales to net product sales	(2,139.7)	(2,035.1)
Net product sales	$3,520.2	$3,581.0
Percentage of SRA provisions to gross sales	37.8%	36.2%

Collectability Assessment

At the time of contract inception or customer account set-up, the Company performs a collectability assessment on the creditworthiness of such customer. The Company assesses the probability that the Company will collect the consideration to which it will be entitled in exchange for the goods sold. In evaluating collectability, the Company considers the customer’s ability and intention to pay consideration when it is due. On a recurring basis, the Company estimates the amount of receivables considered uncollectible after sale to the customer to reflect allowances for doubtful accounts.  Provision for bad debts, included in general and administrative expenses, were $3.4 million and $10.1 million in the three months ended March 31, 2019 and 2018, respectively.

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

A reconciliation of the numerators and denominators of basic and diluted EPS follows ($ in millions, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Net (loss):
Net (loss) attributable to ordinary shareholders	$(2,408.0)	$(332.5)

Basic weighted average ordinary shares outstanding	332.0	334.6

Basic EPS:
Net (loss) per share	$(7.25)	$(0.99)

Dividends per ordinary share	$0.74	$0.72

Diluted weighted average ordinary shares outstanding	332.0	334.6

Diluted EPS:
Net (loss) per share	$(7.25)	$(0.99)

Stock awards to purchase 2.4 million ordinary shares for both the three months ended March 31, 2019 and 2018, respectively, were outstanding, but not included in the computation of diluted EPS, because the awards were anti-dilutive.  The impact of the 5.3 million shares repurchased in the three months ended March 31, 2019 on basic EPS was 0.7 million weighted average shares.  The impact of the 9.6 million shares repurchased in the three months ended March 31, 2018 on basic EPS was 2.0 million weighted average shares.

The Company’s preferred shares were mandatorily converted to ordinary shares on March 1, 2018.  The weighted average impact of ordinary share equivalents of 11.7 million for the three months ended March 31, 2018, which would result from the mandatory conversion of the Company’s preferred shares at the beginning of the period, were not included in the calculation of diluted EPS as their impact would be anti-dilutive.  The weighted average impact of the mandatory conversion of the Company’s preferred shares into ordinary shares was 6.2 million in the three months ended March 31, 2018.

Refer to “NOTE 16 –Shareholders’ Equity” for further discussion on the Company’s share repurchase programs.

Research and Development Activities

Research and development (“R&D”) activities are expensed as incurred and consist of self-funded R&D costs, the costs associated with work performed under collaborative R&D agreements, regulatory fees, and acquisition and license related milestone payments, if any.

As of March 31, 2019, we are developing a number of products, some of which utilize novel drug delivery systems, through a combination of internal and collaborative programs including but not limited to the following:

Product	Therapeutic Area	Indication	Expected Launch Year	Phase
Cariprazine	Central Nervous System	Bipolar Depression	2019	Review
Ubrogepant	Central Nervous System	Acute Migraine	2020	Review
Abicipar	Eye Care	Age Related Macular Degeneration	2020	III
Bimatoprost SR	Eye Care	Glaucoma	2020	III
Atogepant	Central Nervous System	Prophylaxis Migraine	2021	III
Presbysol	Eye Care	Presbyopia	2021	III
Cenicriviroc	Gastrointestinal	NASH	2022	III
Relamorelin	Gastrointestinal	Gastroparesis	2023	III
Brimonidine DDS	Eye Care	Geographic Atrophy	2023	II
Abicipar	Eye Care	Diabetic Macular Edema	2024	II
Botox	Medical Aesthetics	Platysma/Masseter	2025/2023	II
Brazikumab	Gastrointestinal	Crohn's Disease	2025	II
Brazikumab	Gastrointestinal	Ulcerative Colitis	2026	II

We also have a number of products in development as part of our life-cycle management strategy for our existing product portfolio.

Recent Accounting Pronouncements

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

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) – Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The revisions to the disclosure requirements affect only the year-end financial statements of plan sponsors, as there are no changes related to interim financial statements. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is permitted.  The ASU provisions will be applied on a retrospective basis to all periods presented.  This pronouncement only has an impact to disclosure requirements and does not have an impact on our financial position or results of operations.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which removes, adds and modifies certain disclosure requirements for fair value measurements in Topic 820. The Company will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and the valuation processes of Level 3 fair value measurements. However, the Company will be required to additionally disclose the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements, and the range and weighted average of assumptions used to develop significant unobservable inputs for Level 3 fair value measurements. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  The amendments relating to additional disclosure requirements will be applied prospectively for only the most recent interim or annual period presented in the initial year of adoption. All other amendments will be applied retrospectively to all periods presented upon their effective date. The Company is permitted to early adopt either the entire ASU or only the provisions that eliminate or modify the requirements.  This pronouncement only has an impact to disclosure requirements and does not have an impact on our financial position or results of operations.

NOTE 4 — Acquisitions and Other Agreements

2019 Transactions

The following are the significant transactions that were completed or announced in the three months ended March 31, 2019.

Envy Medical, Inc.

On March 26, 2019, the Company acquired Envy Medical, Inc. (“Envy”), a privately held medical aesthetics company that specializes in non-surgical, non-invasive skin resurfacing systems for an acquisition accounting purchase price of $81.4 million, which includes $67.4 million of product rights and other intangibles, $34.1 million of goodwill and other assets and liabilities.  The transaction was treated as a business combination.  The acquisition combines Envy’s skin care product portfolio with the Company’s leading medical aesthetics business.

NOTE 5 — Assets Held for Sale

The following represents the assets held for sale ($ in millions):

	March 31,	December 31,
	2019	2018
Assets held for sale:
Inventories	$45.7	$34.0
Property, plant and equipment, net	32.8	32.8
Product rights and other intangibles	864.4	849.4
Total assets held for sale	$942.9	$916.2

As of March 31, 2019 and December 31, 2018, Allergan concluded that its Anti-Infectives business met the criteria for held for sale based on management’s intent and ability to divest the business within the next twelve months.  Assets held for sale also includes miscellaneous properties.

NOTE 6 – Other Income / (Expense)

Other income / (expense), net consisted of the following ($ in millions):

	Three Months Ended March 31,
	2019	2018
Teva Share Activity	$-	$(77.7)
Debt extinguishment other	(0.3)	-
Other income / (expense), net	14.1	(1.1)
Other income / (expense), net	$13.8	$(78.8)

Other Income / (Expense), Net

Other income / (expense), net includes the mark to market gains of $10.4 million on equity securities held by the Company  during the three months ended March 31, 2019.

Teva Share Activity

During the three months ended March 31, 2018, the Company recorded the following movements in its investment in Teva securities (“Teva Share Activity”) ($ in millions except per share information):

	Shares	Carrying Value per Share	Market Price		Proceeds Received	Value of Marketable Securities	Unrealized Gain / (Loss) as a Component of Other Comprehensive Income	Gain / (Loss) Recognized in Other Income/ (Expense), Net	Derivative Instrument (Liability)/ Asset	Retained Earnings
Teva securities as of December 31, 2017	95.9	$17.60	$18.95		n.a.	$1,817.7	$129.3	$-	$(62.9)	$-
Impact of ASU No. 2016-01	-	-	-		-	-	(129.3)	-	-	129.3
Settlement of initial accelerated share repurchase ("ASR")	(25.0)	18.95	16.53	*	413.3	(473.8)	-	2.5	62.9	-
Forward sale entered into during the three months ended March 31, 2018	**	n.a.	n.a.		372.3	n.a.	-	19.0	(353.3)	-
Open market sales	(11.5)	n.a.	19.95		229.9	(218.5)	-	11.5	-	-
Other fair value movements during the three months ended March 31, 2018	-	n.a.	n.a.		n.a.	(110.7)	-	(110.7)	-	-
Teva securities as of and for the three months ended March 31, 2018***	59.4	$17.09	$17.09		$1,015.5	$1,014.7	$-	$(77.7)	$(353.3)	$129.3

* Market price represented average price over the life of the contract. On the date of settlement of January 17, 2018, the closing stock price of Teva securities was $21.48.

** On February 13, 2018, the Company entered into a forward sale transaction under which we delivered 25.0 million Teva shares to the transaction counterparty and received proceeds of $372.3 million in exchange for the shares.  The forward sale transaction settled during the second quarter of 2018; the final settlement value of the shares was based on the volume weighted average price of the Teva shares plus a premium.  As a result of the transaction, and in accordance with ASC Topic 860 - Transfers and Servicing, the marketable securities continued to be reported on the Company's books until the contract settled. The Company recorded the cash proceeds as a secured liability as well as a $19.0 million marked-to-market value of the bifurcated derivative component of the agreement in prepaid expenses and other current assets as of March 31, 2018.

***The Company sold the remaining Teva securities during the second quarter of 2018.

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

	2019 Grants	2018 Grants
Dividend yield	2.2%	1.5%
Expected volatility	23.5%	27.0%
Risk-free interest rate	2.6%	2.2 - 2.9%
Expected term (years)	7.0	7.0

Share-Based Compensation Expense

Share-based compensation expense recognized in the Company’s results of operations for the three months ended March 31, 2019 and 2018 was as follows ($ in millions):

	Three Months Ended March 31,
	2019	2018
Equity-based compensation awards	$52.3	$72.5
Total share-based compensation expense	$52.3	$72.5

Unrecognized future share-based compensation expense was $516.0 million as of March 31, 2019. This amount will be recognized as an expense over a remaining weighted average period of 1.8 years. Share-based compensation is being amortized and charged to operations over the same period as the restrictions are eliminated for the participants, which is generally on a straight-line basis.

Share Activity

The following is a summary of equity award activity for unvested restricted stock and stock units in the period from December 31, 2018 through March 31, 2019 (in millions, except per share data):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Grant Date Fair Value
Restricted shares / units outstanding at December 31, 2018	2.5	$190.27	1.6	$472.9
Granted	1.4	139.66		197.8
Vested	(0.6)	210.69		(123.9)
Forfeited	-	208.11		(8.4)
Restricted shares / units outstanding at March 31, 2019	3.3	$162.75	2.0	$538.4

The following is a summary of equity award activity for non-qualified options to purchase ordinary shares in the period from December 31, 2018 through March 31, 2019 (in millions, except per share data):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, vested and expected to vest at December 31, 2018	6.3	$122.74	4.4	$69.0
Granted	0.3	140.16
Exercised	(0.2)	64.49
Cancelled	-	223.68
Outstanding, vested and expected to vest at March 31, 2019	6.4	$124.43	4.5	$140.4

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

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the three months ended March 31, 2019 and 2018 ($ in millions):

	Three Months Ended March 31, 2019
	US Specialized Therapeutics	US General Medicine	International	Total
Net revenues	$1,542.9	$1,249.9	$801.5	$3,594.3

Operating expenses:
Cost of sales(1)	120.1	190.5	109.7	420.3
Selling and marketing	356.8	210.5	237.6	804.9
General and administrative	54.6	43.8	25.7	124.1
Segment contribution	$1,011.4	$805.1	$428.5	$2,245.0
Contribution margin	65.6%	64.4%	53.5%	62.5%
Corporate(2)				258.0
Research and development				435.0
Amortization				1,399.4
Goodwill impairments				2,467.0
Asset sales and impairments, net				(5.2)
Operating (loss)				$(2,309.2)
Operating margin				(64.2)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Corporate includes net revenues of $2.8 million.

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

The following table presents our net revenue disaggregated by geography for our international segment for the three months ended March 31, 2019 and 2018 ($ in millions):

	Three Months Ended March 31,
	2019	2018
Europe	$354.4	$398.4
Asia Pacific, Middle East and Africa	250.7	240.8
Latin America and Canada	178.2	212.1
Other*	18.2	12.7
Total International	$801.5	$864.0
* Includes royalty and other revenue

The following tables present global net revenues for the top products greater than 10% of total revenues of the Company as well as a reconciliation of segment revenues to total net revenues for the three months ended March 31, 2019 and 2018 ($ in millions):

	Three Months Ended March 31, 2019
	US Specialized Therapeutics	US General Medicine	International	Total
Botox®	$627.1	$-	$241.3	$868.4
Juvederm® Collection	129.7	-	157.8	287.5
Restasis®	231.7	-	10.4	242.1
Linzess®/Constella®	-	161.3	5.5	166.8
Vraylar®	-	143.7	-	143.7
Lumigan®/Ganfort®	57.7	-	85.1	142.8
Bystolic® / Byvalson®	-	128.3	0.4	128.7
Lo Loestrin®	-	125.8	-	125.8
Alphagan®/Combigan®	83.0	-	37.6	120.6
Eye Drops	49.4	-	55.4	104.8
Alloderm ®	95.0	-	1.6	96.6
Ozurdex ®	30.3	-	63.1	93.4
Viibryd®/Fetzima®	-	85.0	2.1	87.1
Breast Implants	61.2	-	11.2	72.4
Coolsculpting ® Consumables	47.8	-	17.8	65.6
Zenpep®	-	63.0	-	63.0
Carafate ® / Sulcrate ®	-	54.3	0.6	54.9
Armour Thyroid	-	50.0	-	50.0
Viberzi®	-	37.2	0.3	37.5
Skin Care	34.7	-	2.7	37.4
Asacol®/Delzicol®	-	24.7	10.3	35.0
Teflaro®	-	33.5	0.2	33.7
Saphris®	-	31.9	-	31.9
Avycaz®	-	29.7	-	29.7
Coolsculpting ® Systems & Add On Applicators	15.1	-	10.6	25.7
Namzaric®	-	23.4	-	23.4
Savella®	-	20.7	-	20.7
Liletta®	-	14.8	-	14.8
Canasa®/Salofalk®	-	10.2	3.6	13.8
Rapaflo®	11.8	-	0.6	12.4
Dalvance®	-	12.0	-	12.0
Namenda®	-	9.5	-	9.5
Kybella® / Belkyra®	7.3	-	1.6	8.9
Aczone®	1.6	-	-	1.6
Other	59.5	190.9	81.7	332.1
Total segment revenues	$1,542.9	$1,249.9	$801.5	$3,594.3
Corporate revenues				2.8
Total net revenues				$3,597.1

	Three Months Ended March 31, 2018
	US Specialized Therapeutics	US General Medicine	International	Total
Botox®	$572.5	$-	$244.8	$817.3
Restasis®	255.8	-	18.3	274.1
Juvederm® Collection	122.8	-	146.1	268.9
Lumigan®/Ganfort®	66.8	-	100.4	167.2
Linzess®/Constella®	-	159.3	5.6	164.9
Bystolic® / Byvalson®	-	132.8	0.5	133.3
Alphagan®/Combigan®	84.2	-	44.2	128.4
Eye Drops	46.2	-	68.8	115.0
Lo Loestrin®	-	114.6	-	114.6
Breast Implants	60.7	-	44.1	104.8
Alloderm ®	99.5	-	2.2	101.7
Ozurdex ®	25.5	-	64.4	89.9
Vraylar®	-	84.4	-	84.4
Viibryd®/Fetzima®	-	71.7	1.5	73.2
Coolsculpting ® Consumables	53.4	-	8.1	61.5
Carafate ~~®~~ / Sulcrate ®	-	56.0	0.7	56.7
Zenpep®	-	52.9	-	52.9
Asacol®/Delzicol®	-	38.2	11.7	49.9
Armour Thyroid	-	48.2	-	48.2
Canasa®/Salofalk®	-	38.6	4.2	42.8
Namenda®	-	40.6	-	40.6
Viberzi®	-	35.9	0.1	36.0
Skin Care	31.9	-	3.8	35.7
Coolsculpting ® Systems & Add On Applicators	33.7	-	1.1	34.8
Namzaric®	-	33.4	-	33.4
Saphris®	-	32.7	-	32.7
Teflaro®	-	32.2	-	32.2
Rapaflo®	22.8	-	1.2	24.0
Avycaz®	-	21.8	-	21.8
Savella®	-	19.9	-	19.9
Aczone®	16.0	-	0.1	16.1
Dalvance®	-	11.9	-	11.9
Kybella® / Belkyra®	8.2	-	1.4	9.6
Liletta®	-	8.1	-	8.1
Other	78.6	190.5	90.7	359.8
Total segment revenues	$1,578.6	$1,223.7	$864.0	$3,666.3
Corporate revenues				5.8
Total net revenues				$3,672.1

NOTE 9 — Inventories

Inventories consist of finished goods held for sale and distribution, raw materials and work-in-process.  Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value.  The Company writes down inventories to net realizable value based on forecasted demand, market conditions or other factors, which may differ from actual results.

Inventories consisted of the following ($ in millions):

	March 31,	December 31,
	2019	2018
Raw materials	$332.9	$303.2
Work-in-process	211.8	145.7
Finished goods	523.0	520.2
	1,067.7	969.1
Less: inventory reserves	124.5	122.2
Total Inventories	$943.2	$846.9

NOTE 10 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following ($ in millions):

	March 31,	December 31,
	2019	2018
Accrued expenses:
Accrued third-party rebates	$1,941.1	$1,832.1
Accrued returns and other allowances	564.4	527.8
Accrued payroll and related benefits	431.1	694.3
Accrued R&D expenditures	221.7	215.5
Accrued pharmaceutical fees	160.8	145.3
Royalties payable	156.9	155.1
Interest payable	141.2	191.4
Litigation-related reserves and legal fees	137.1	92.0
Accrued non-provision taxes	71.3	68.5
Accrued selling and marketing expenditures	66.6	61.1
Accrued severance, retention and other shutdown costs	36.7	71.6
Current portion of contingent consideration obligations	9.4	8.3
Dividends payable	1.4	1.4
Contractual commitments	-	4.3
Other accrued expenses	338.0	368.7
Total accrued expenses	$4,277.7	$4,437.4
Accounts payable	356.7	349.8
Total accounts payable and accrued expenses	$4,634.4	$4,787.2

NOTE 11 — Goodwill, Product Rights and Other Intangible Assets

Goodwill

Goodwill for the Company’s reporting segments consisted of the following ($ in millions):

	US Specialized Therapeutics	US General Medicine	International	Total
Balance as of December 31, 2018	$20,675.6	$17,936.6	$7,301.1	$45,913.3
Acquisitions	34.1	-	-	34.1
Impairments	-	(2,467.0)	-	(2,467.0)
Foreign exchange and other adjustments	-	-	(143.8)	(143.8)
Balance as of March 31, 2019	$20,709.7	$15,469.6	$7,157.3	$43,336.6

As of December 31, 2018, the net asset value of the General Medicine Reporting Unit equaled fair value.  On March 6, 2019, Allergan announced negative topline results from three pivotal studies of rapastinel as an adjunctive treatment of Major Depressive Disorder (MDD). These results represented a triggering event for the Company’s General Medicine Reporting Unit.

In the three months ended March 31, 2019, primarily as a result of the impairment indicator noted above and a delay in clinical studies and anticipated launch of brazikumab, the Company recorded a $2,467.0 million goodwill impairment charge to its General Medicine Reporting Unit.

No impairment indicators were noted for the Company’s other Reporting Units as of March 31, 2019. The fair value of the Company’s General Medicine Reporting Unit and other reporting units includes anticipated product launches in the next three years. Negative events regarding these pipeline assets including, but not limited to, Abicipar, Atogepant, Bimatoprost SR, Cariprazine, and Ubrogepant, as well as other next generation aesthetic products could lead to further goodwill impairment charges. Allergan’s General Medicine Reporting Unit’s asset value equals fair value as of March 31, 2019, while its US Eye Care Reporting Unit has headroom of less than 10%.

As of March 31, 2019 and December 31, 2018, the gross balance of goodwill, prior to the consideration of impairments, was $48,662.0 million and $48,771.7 million, respectively.

Product Rights and Other Intangible Assets

Product rights and other intangible assets consisted of the following ($ in millions):

Cost Basis	Balance as of December 31, 2018	Additions	IPR&D to CMP Transfers	Foreign Currency Translation / Other	Balance as of March 31, 2019
Intangibles with definite lives:
Product rights and other intangibles	$70,235.1	$74.9	$75.6	$(160.0)	$70,225.6
Trade name	690.0	-	-	-	690.0
Total definite lived intangible assets	$70,925.1	$74.9	$75.6	$(160.0)	$70,915.6
Intangibles with indefinite lives:
IPR&D	$5,048.1	$-	$(75.6)	$-	$4,972.5
Total indefinite lived intangible assets	$5,048.1	$-	$(75.6)	$-	$4,972.5
Total product rights and other intangibles	$75,973.2	$74.9	$-	$(160.0)	$75,888.1

Accumulated Amortization	Balance as of December 31, 2018	Amortization	IPR&D to CMP Transfers	Foreign Currency Translation / Other	Balance as of March 31, 2019
Intangibles with definite lives:
Product rights and other intangibles	$(31,985.0)	$(1,379.4)	$-	$53.7	$(33,310.7)
Trade name	(292.8)	(20.0)	-	-	(312.8)
Total definite lived intangible assets	$(32,277.8)	$(1,399.4)	$-	$53.7	$(33,623.5)
Total product rights and other intangibles	$(32,277.8)	$(1,399.4)	$-	$53.7	$(33,623.5)
Net Product Rights and Other Intangibles	$43,695.4				$42,264.6

Three Months Ended March 31, 2018

In the three months ended March 31, 2018, the Company impaired its retinoic acid receptor-related orphan receptor gamma (“RORyt”) IPR&D project obtained as part of the acquisition of Vitae Pharmaceuticals, Inc. by $522.0 million as a result of negative clinical data related to the oral psoriasis indication received in March 2018.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights and other related intangibles as of March 31, 2019 over the remainder of 2019 and each of the next five years is estimated to be as follows ($ in millions):

Amortization Expense
2019 remaining	$4,188.7
2020	$5,344.1
2021	$4,416.5
2022	$4,069.2
2023	$3,659.9
2024	$2,828.8

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

NOTE 12 — Long-Term Debt

Debt consisted of the following ($ in millions):

				Balance As of		Fair Market Value As of
	Guarantor	Issuance Date / Acquisition Date	Interest Payments	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Senior Notes:
Floating Rate Notes
$500.0 million floating rate notes due March 12, 2020 (1)	(4)	March 4, 2015	Quarterly	500.0	500.0	503.8	501.9
				500.0	500.0	503.8	501.9
Fixed Rate Notes
$3,500.0 million 3.000% notes due March 12, 2020	(4)	March 4, 2015	Semi-annually	2,623.8	2,706.7	2,622.0	2,694.8
$650.0 million 3.375% notes due September 15, 2020	(5)	March 17, 2015	Semi-annually	650.0	650.0	653.1	648.7
$750.0 million 4.875% notes due February 15, 2021	(6)	July 1, 2014	Semi-annually	450.0	450.0	461.3	459.4
$1,200.0 million 5.000% notes due December 15, 2021	(6)	July 1, 2014	Semi-annually	1,200.0	1,200.0	1,247.9	1,234.8
$3,000.0 million 3.450% notes due March 15, 2022	(4)	March 4, 2015	Semi-annually	2,878.2	2,940.5	2,896.9	2,891.0
$1,700.0 million 3.250% notes due October 1, 2022	(5)	October 2, 2012	Semi-annually	1,700.0	1,700.0	1,699.8	1,652.2
$350.0 million 2.800% notes due March 15, 2023	(5)	March 17, 2015	Semi-annually	350.0	350.0	349.0	332.8
$1,200.0 million 3.850% notes due June 15, 2024	(4)	June 10, 2014	Semi-annually	1,036.7	1,036.7	1,048.6	1,021.0
$4,000.0 million 3.800% notes due March 15, 2025	(4)	March 4, 2015	Semi-annually	3,020.7	3,027.5	3,050.6	2,956.0
$2,500.0 million 4.550% notes due March 15, 2035	(4)	March 4, 2015	Semi-annually	1,789.0	1,789.0	1,748.0	1,690.7
$1,000.0 million 4.625% notes due October 1, 2042	(5)	October 2, 2012	Semi-annually	456.7	456.7	432.2	412.4
$1,500.0 million 4.850% notes due June 15, 2044	(4)	June 10, 2014	Semi-annually	1,079.4	1,079.4	1,070.6	1,019.1
$2,500.0 million 4.750% notes due March 15, 2045	(4)	March 4, 2015	Semi-annually	881.0	881.0	867.2	836.6
				18,115.5	18,267.5	18,147.2	17,849.5

Euro Denominated Notes
€700.0 million floating rate notes due June 1, 2019 (2)	(4)	May 26, 2017	Quarterly	785.3	802.7	785.5	794.9
€700.0 million floating rate notes due November 15, 2020 (3)	(4)	November 15, 2018	Quarterly	785.3	802.7	782.6	791.3
€750.0 million 0.500% notes due June 1, 2021	(4)	May 26, 2017	Annually	841.4	860.0	844.7	849.7
€500.0 million 1.500% notes due November 15, 2023	(4)	November 15, 2018	Annually	560.9	573.4	575.2	572.4
€700.0 million 1.250% notes due June 1, 2024	(4)	May 26, 2017	Annually	785.3	802.7	789.2	775.5
€500.0 million 2.625% notes due November 15, 2028	(4)	November 15, 2018	Annually	560.9	573.4	593.6	573.4
€550.0 million 2.125% notes due June 1, 2029	(4)	May 26, 2017	Annually	617.0	630.7	618.8	594.7
				4,936.1	5,045.6	4,989.6	4,951.9
Total Senior Notes Gross				23,551.6	23,813.1	23,640.6	23,303.3
Unamortized premium				58.1	64.3	-	-
Unamortized discount				(61.8)	(64.5)	-	-
Total Senior Notes Net				$23,547.9	$23,812.9	$23,640.6	$23,303.3
Other Indebtedness
Debt Issuance Costs				(86.7)	(92.1)
Other				64.7	69.3
Total Other Borrowings				(22.0)	(22.8)
Capital Leases				n.a.	7.6
Total Indebtedness				$23,525.9	$23,797.7

(1) Interest on the 2020 floating rate note is three month USD LIBOR plus 1.255% per annum
(2) Interest on the 2019 floating rate notes is the three month EURIBOR plus 0.350% per annum
(3) Interest on the 2020 floating rate notes is the three month EURIBOR plus 0.350% per annum
(4) Guaranteed by Warner Chilcott Limited, Allergan Capital S.à r.l. and Allergan Finance, LLC
(5) Guaranteed by Allergan plc and Warner Chilcott Limited
(6) Guaranteed by Allergan plc

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

The following represents the significant activity during the three months ended March 31, 2019 to the Company’s total indebtedness:

•

The Company repurchased and retired $152.0 million of senior notes at face value for a total of $152.0 million from open market redemptions.  As a result of the debt extinguishment, the Company recognized a de minimis net loss of $0.3 million within “other income / (expense), net” for the non-cash write-off of premiums and debt fees related to the repaid notes of $0.3 million.

During the three months ended March 31, 2019, the Company redeemed and retired the following senior notes ($ in millions):

	Three Months Ended March 31, 2019
Tranche	Face Value Retired	Cash Paid for Retirement	Remaining Value at March 31, 2019
3.000% due 2020	$82.9	$82.9	$2,623.8
3.450% due 2022	62.3	62.3	2,878.2
3.800% due 2025	6.8	6.8	3,020.7
Total	$152.0	$152.0	$8,522.7

Annual Debt Maturities

As of March 31, 2019, annual debt maturities of senior notes gross were as follows ($ in millions):

Total Payments
2019 remaining	$785.3
2020	4,559.1
2021	2,491.4
2022	4,578.2
2023	910.9
2024	1,822.0
2025 and after	8,404.7
Total senior notes gross	$23,551.6

Amounts represent total anticipated cash payments assuming scheduled repayments.

NOTE 13 — Leases

Leases are accounted for under ASC Topic 842.  The Company has entered into various lease contracts, mainly operating leases for the use of real estate, fleet, and operating equipment.  The Company leases certain assets to limit exposure to the risks of ownership as well as to reduce administrative burdens inherent in the ownership of assets.

Term

As of March 31, 2019, the remaining terms for leases other than real estate leases are between 1 and 9 years as of March 31, 2019. For real estate leases, the remaining lease terms are between 1 and 14 years as of March 31, 2019.

The Company has an option for certain lease contracts, mainly for real estate lease contracts, to renew the lease term beyond the noncancelable lease period. The payments associated with the renewal will only be included in the measurement of the lease liability and ROU asset if the exercise of the renewal option is determined to be reasonably certain. The Company considers the timing of the renewal period and other economic factors such as the financial consequences of a decision to extend or not to extend a lease in determining if the renewal option is reasonably certain to be exercised.

Discount Rate

The Company is primarily a lessee, not a lessor.  The Company discounts future lease payments to calculate the present value when determining the lease classification and measuring the lease liability. The rate utilized is either the implicit rate or the incremental borrowing rate.  The incremental borrowing rate is not a commonly quoted rate and is derived through a combination of inputs including the Company’s credit rating and the impact of full collateralization.  The incremental borrowing rate is based on the Company’s collateralized borrowing capabilities over a similar term of the lease payments.  The Company utilizes the consolidated group incremental borrowing rate for all leases as the Company has centralized treasury operations.

Other

The Company does not have any material residual value guarantee terms in its lease contracts.  The Company does not have material variable leases.

The Company has chosen to separate lease and non-lease components for its plant operations and research and development equipment.  The Company allocates the contract consideration to the lease component using the standalone price from our supplier.

As of March 31, 2019, the Company had the following operating ROU assets and lease liabilities ($ in millions):

	March 31, 2019
	ROU Asset	Lease Liability
Real estate	$295.8	$361.0
Fleet	102.7	102.7
Other	56.9	67.6
Total operating leases	$455.4	$531.3

March 31, 2019
Current lease liability - operating	$116.1
Long-term lease liability - operating	415.2
Total lease liability - operating	$531.3

Capital leases are not material as of March 31, 2019.

For the three months ended March 31, 2019, the Company noted the following lease expense ($ in millions):

Three Months Ended March 31, 2019
Operating lease expense*	$32.3
Sublease (income)	(3.4)
Net operating lease expense	$28.9
* Includes short-term and variable lease expenses of $0.9 million.

As of March 31, 2019, the Company had the following lease commitments ($ in millions):

Total Payments
2019 remaining	$93.1
2020	111.6
2021	86.6
2022	57.0
2023	43.9
2024	37.5
2025 and after	148.1
Total undiscounted cash flows	$577.8
Future interest	(46.5)
Total lease liability - operating	$531.3

As of March 31, 2019, the weighted average remaining lease term for operating leases was 7.2 years with a weighted average discount rate of 2.7%.

The ROU assets obtained in exchange for operating lease obligations were $23.4 million for the three months ended March 31, 2019.  The cash paid for amounts included in the measurement of operating lease liabilities as of March 31, 2019 was $40.8 million.

As of December 31, 2018, the Company had operating leases for certain facilities, vehicles and equipment. Total property rental expense for operating leases for the year ended December 31, 2018 was $63.2 million. Total fleet rental expense for operating leases for the year ended December 31, 2018 was $41.1 million.  The Company also had de minimis capital leases for certain facilities and equipment.  As of December 31, 2018, the future anticipated property lease rental payments under both capital and operating leases that had remaining terms in excess of one year were ($ in millions):

Total Payments
2019	$62.5
2020	52.5
2021	47.9
2022	43.3
2023	39.0
Thereafter	173.8
Total minimum lease payments	$419.0

NOTE 14 — Other Long-Term Liabilities

Other long-term liabilities consisted of the following ($ in millions):

	March 31,	December 31,
	2019	2018
Acquisition related contingent consideration liabilities	$351.8	$336.3
Long-term pension and post retirement liability	170.3	166.5
Legacy Allergan deferred executive compensation	94.5	90.8
Accrued R&D milestone	75.0	75.0
Deferred revenue	33.5	36.1
Product warranties	28.8	27.9
Long-term severance and restructuring liabilities	10.9	14.2
Long-term contractual obligations	-	43.2
Other long-term liabilities	39.6	92.0
Total other long-term liabilities	$804.4	$882.0

NOTE 15 — Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2019 was 2.8%, compared to 70.6% for the three months ended March 31, 2018. The effective tax rate for the three months ended March 31, 2019 was favorably impacted by a tax benefit of $91.5 million related to excess tax over book basis in a U.S. subsidiary that will reverse in the foreseeable future. The effective tax rate was unfavorably impacted by a goodwill impairment charge of $2,467.0 million, for which no tax benefit was recorded.

The effective tax rate for the three months ended March 31, 2018 was favorably impacted by income earned in jurisdictions with tax rates lower than the Irish statutory rate and U.S. losses tax benefited at rates greater than the Irish statutory rate. This was offset by the additional U.S. tax on the earnings of certain non-U.S. subsidiaries which are considered Global Intangible Low Taxed Income (“GILTI”) and the tax impact of amortization of intangible assets at rates less than the Irish statutory rate. Additionally, the tax benefit for the three months ended March 31, 2018 included tax benefits of $421.9 million related to the restructuring of an acquired business, $117.5 million related to the impairment of an IPR&D project obtained as part of the acquisition of Vitae Pharmaceuticals, Inc. and $89.7 million related to excess tax over book basis in a U.S. subsidiary that will reverse in the foreseeable future.

Tax Audits

The Company conducts business globally and, as a result, files U.S. federal, state and foreign tax returns. The Company strives to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at any time. While the Company has accrued for amounts it believes are in accordance with the accounting standard, the final outcome with a tax authority may result in a tax liability that is different than that reflected in the consolidated financial statements. Furthermore, the Company may decide to challenge any assessments, if made, and may exercise its right to appeal. The uncertain tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations with tax authorities, identification of new issues and issuance of new legislation, regulations or case law.

The Company has several concurrent audits open and pending with the IRS as set forth below:

IRS Audits	Taxable Years
Allergan W.C. Holding Inc. f/k/a Actavis W.C. Holding Inc.	2013, 2014, 2015 and 2016
Warner Chilcott Corporation	2010, 2011, 2012 and 2013
Forest Laboratories, Inc.	2010, 2011, 2012, 2013 and 2014
Allergan, Inc.	2009, 2010, 2011, 2012, 2013, 2014 and 3/17/2015

NOTE 16 — Shareholders’ Equity

Share Repurchase Programs

On January 29, 2019, the Company announced that its Board of Directors approved a $2.0 billion share repurchase program, all of which remained outstanding as of March 31, 2019.

The Company’s Board of Directors previously approved a $2.0 billion share repurchase program in July 2018.  As of March 31, 2019, the Company had completed the program and repurchased 12.5 million shares for $2.0 billion under the program, including $0.8 billion or 5.3 million shares in the three months ended March 31, 2019.

Preferred Shares

In the three months ended March 31, 2018, the Company paid $69.6 million of dividends on preferred shares. Each preferred share automatically converted to approximately 3.53 ordinary shares on March 1, 2018, for a total of 17,876,930 ordinary shares.

NOTE 17 — Derivative Instruments and Hedging Activities

The Company’s revenue, earnings, cash flows and fair value of its assets and liabilities can be impacted by fluctuations in foreign exchange and interest rates, as applicable. The Company manages the impact of foreign exchange risk and interest rate movements through operational means and through the use of various financial instruments, including derivative instruments such as foreign currency derivatives.

Internationally, the Company is a net recipient of currencies other than the U.S. dollar and, as such, benefits from a weaker dollar and is adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar may negatively affect the Company’s consolidated revenues and favorably impact operating expenses in U.S. dollars.

Derivatives Not Designated as Hedging Instruments

In November 2018, the Company entered into a 700.0 million Euro forward contract to buy Euros while selling USD.  The derivative has a maturity of May 31, 2019.  The derivative instrument is marked-to-market to the P&L, offsetting the revaluation (P&L) impact on the Euro 700.0 million variable interest debt. As of March 31, 2019, the fair value of the Euro forward contract of $16.6 million was recorded in accounts payable and accrued expenses.  As of December 31, 2018, the fair value of the Euro forward contract of $5.9 million was recorded in prepaid expenses and other current assets.  For the three months ended March 31, 2019, the Company recorded a loss of $22.5 million relating to this instrument in general and administrative expenses.  As of March 31, 2019 and December 31, 2018, the Company had additional outstanding third-party foreign currency forward instruments of $43.4 million and $42.1 million, respectively.  For the three months ended March 31, 2019, these additional outstanding third-party foreign currency forward instruments did not have material mark-to-market adjustments.

Derivatives Designated as Hedging Instruments

Cash Flow Hedge

In January 2019, Allergan entered into $500.0 million notional floating to fixed interest rate swaps maturing on March 12, 2020 whereby it fixed the interest rates on $500.0 million floating rate notes due March 12, 2020 to an average interest rate of 3.98%.  The swaps are being accounted for using hedge accounting treatment.  As of March 31, 2019, the fair value of the interest rate swaps of $1.0 million was recorded in accounts payable and accrued expenses.  For the three months ended March 31, 2019, the corresponding unrealized loss of $1.0 million was recorded in accumulated other comprehensive income / (loss).

Net Investment Hedge

In the normal course of business, we manage certain foreign exchange risks through a variety of strategies, including hedging.  Our hedging strategies include the use of derivatives, as well as net investment hedges.  For net investment hedges, the effective portion of the gains and losses on the instruments arising from the effects of foreign exchange are recorded in the currency translation adjustment component of accumulated other comprehensive income / (loss), consistent with the underlying hedged item. Hedging transactions are limited to an underlying exposure. As a result, any change in the value of our hedging instruments would be substantially offset by an opposite change in the value of the underlying hedged items. The Company does not use derivative instruments for trading or speculative purposes.

The Company is exposed to foreign exchange risk in its international operations from foreign currency purchases, net investments in foreign subsidiaries, and foreign currency assets and liabilities created in the normal course of business, including the Euro Denominated Notes. In the three months ended March 31, 2019, we used effective net investment hedges to partially offset the effects of foreign currency on our investments in certain of our foreign subsidiaries. The total notional amount of our instruments designated as net investment hedges was $5.0 billion as of March 31, 2019 and $5.1 billion as of December 31, 2018.  During the three months ended March 31, 2019, the impact of the net investment hedges recorded in other comprehensive loss was a gain of $110.8 million, which primarily offset the currency impact of the Euro Denominated Notes.  During the three months ended March 31, 2018, the impact of the net investment hedges on other comprehensive income was a loss of $95.1 million, which offset the currency impact of the Euro Denominated Notes.

NOTE 18 — Fair Value Measurement

Assets and liabilities that are measured at fair value using Fair Value Leveling or that are disclosed at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 consisted of the following ($ in millions):

	Fair Value Measurements as of March 31, 2019 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents*	$331.4	$83.0	$248.4	$-
Short-term investments	995.2	-	995.2	-
Deferred executive compensation investments	94.5	78.6	15.9	-
Royalty receivable	50.3	-	-	50.3
Investments and other	57.9	48.0	9.9	-
Total assets	$1,529.3	$209.6	$1,269.4	$50.3
Liabilities:
Deferred executive compensation liabilities	$94.5	$78.6	$15.9	$-
Contingent consideration obligations	361.2	-	-	361.2
Total liabilities	$455.7	$78.6	$15.9	$361.2

* Marketable securities with less than 90 days remaining until maturity at the time of acquisition are classified as cash equivalents.

	Fair Value Measurements as of December 31, 2018 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents*	$207.1	$207.1	$-	$-
Short-term investments	1,026.9	-	1,026.9	-
Deferred executive compensation investments	90.8	73.8	17.0	-
Royalty receivable	50.3	-	-	50.3
Investments and other	46.0	38.5	7.5	-
Total assets	$1,421.1	$319.4	$1,051.4	$50.3
Liabilities:
Deferred executive compensation liabilities	$90.8	$73.8	$17.0	$-
Contingent consideration obligations	344.6	-	-	344.6
Total liabilities	$435.4	$73.8	$17.0	$344.6

* Marketable securities with less than 90 days remaining until maturity at the time of acquisition are classified as cash equivalents.

Marketable securities and investments consist of money market securities, U.S. treasury and agency securities.  Unrealized gains or losses on marketable securities are recorded in interest income, while unrealized gains or losses on marketable debt securities are recorded in accumulated other comprehensive income.  Investments and other include equity and debt securities of publicly traded companies for which market prices are readily available. Unrealized gains or losses on long-term equity investments are recorded in other income / (expense), net.  The Company’s marketable securities and other long-term investments are recorded at fair value based on quoted market prices using the specific identification method. These investments are classified as either current or non-current, as appropriate, in the Company’s consolidated balance sheets.  The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and maturity management.

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

	Three Months Ended March 31,
Expense / (income)	2019	2018
Cost of sales	$16.2	$3.4
Research and development	2.5	1.9
Total	$18.7	$5.3

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2019 and 2018 ($ in millions):

	Balance as of December 31, 2018	Net transfers in to (out of) Level 3	Purchases, settlements, and other net	Net accretion and fair value adjustments	Balance as of March 31, 2019
Liabilities:
Contingent consideration obligations	$344.6	$-	$(2.1)	$18.7	$361.2

	Balance as of December 31, 2017	Net transfers in to (out of) Level 3	Purchases, settlements, and other net	Net accretion and fair value adjustments	Balance as of March 31, 2018
Liabilities:
Contingent consideration obligations	$476.9	$-	$(9.3)	$5.3	$472.9

During the three months ended March 31, 2019, the activity in contingent consideration obligations by acquisition consisted of the following ($ in millions):

Business Acquisition	Balance as of December 31, 2018	Fair Value Adjustments and Accretion	Payments and Other	Balance as of March 31, 2019
Tobira acquisition	$255.0	$2.3	$-	$257.3
Medicines 360 acquisition	43.1	13.9	(1.4)	55.6
ForSight acquisition	24.1	0.2	0.1	24.4
Forest acquisition	13.6	2.3	(0.5)	15.4
AqueSys acquisition	5.4	-	-	5.4
Oculeve acquisition	1.7	-	-	1.7
Other	1.7	-	(0.3)	1.4
Total	$344.6	$18.7	$(2.1)	$361.2

Royalty Receivable

The fair value measurement of the royalty receivable is determined using Level 3 inputs and is based on a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity, and is based on our own assumptions. There were no material changes noted in the fair value of the royalty receivable for the three months ended March 31, 2019.

NOTE 19 — Business Restructuring Charges

Restructuring activities for the three months ended March 31, 2019 were as follows ($ in millions):

	Severance and Retention	Other	Total
Reserve balance at December 31, 2018	$71.4	$14.4	$85.8
Charged to expense
Cost of sales	1.1	-	1.1
General and administrative	0.8	0.1	0.9
Total expense	1.9	0.1	2.0
Cash payments	(38.1)	-	(38.1)
Non-cash adjustments	(2.1)	-	(2.1)
Reserve balance at March 31, 2019	$33.1	$14.5	$47.6

During the three months ended March 31, 2018, the Company recognized restructuring charges of $17.9 million including severance and other employee related charges of $14.6 million.  The majority of these restructuring severance costs were paid during 2018.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued. As of March 31, 2019, the Company’s consolidated balance sheet includes accrued loss contingencies of approximately $75.0 million.  As of December 31, 2018, the Company’s consolidated balance sheet included accrued loss contingencies of approximately $65.0 million.

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

Intellectual Property Litigation

Patent Enforcement Matters

Combigan®. On October 30, 2017, subsidiaries of the Company filed an action for infringement of U.S. Patent Number 9,770,453 (the “‘453 Patent”) against Sandoz, Inc. and Alcon Laboratories, Inc. (“Sandoz”) in the U.S. District Court for the District of New Jersey, in connection with the abbreviated new drug applications respectively filed with the FDA by Sandoz and Alcon, seeking approval to market a generic version of Combigan®. On March 6, 2018, U.S. Patent Nos. 9,907,801 (the “‘801 Patent”) and 9,907,802 (the “‘802 Patent”) were added to the case. The ‘453, ‘801 and ‘802 Patents are listed in the Orange Book for Combigan® and expire on April 19, 2022. A trial date has not been set. On July 13, 2018, the district court adopted Allergan’s proposed claim construction and granted Allergan’s motion for preliminary injunction against Sandoz. On August 1, 2018, the district court entered an order setting a preliminary injunction bond in the amount of $157,300,000 under Federal Rule of Civil Procedure 65(c), which Allergan posted. Sandoz has appealed the grant of the injunction, and the appeal is ongoing.

Fetzima®. In October and November 2017, subsidiaries of the Company and Pierre Fabre Medicament S.A.S. brought actions for infringement of U.S. Patent Nos. RE43,879 (the “‘879 Patent”); 8,481,598 (the “‘598 Patent”); and 8,865,937 (the “‘937 Patent”) against MSN Laboratories Private Limited and MSN Pharmaceuticals Inc. (collectively, “MSN”), Prinston Pharmaceutical Inc. and Solco Healthcare U.S., LLC (collectively, “Prinston”), Torrent Pharmaceuticals Limited and Torrent Pharma Inc. (collectively, “Torrent”), West-Ward Pharmaceuticals International Limited and West-Ward Pharmaceuticals Corp. (collectively, “West-Ward”), Zydus Pharmaceuticals (USA) Inc. (“Zydus”), Aurobindo Pharma USA, Inc. and Aurobindo Pharma Limited (collectively, “Aurobindo”), and Amneal Pharmaceuticals LLC and Amneal Pharmaceuticals Private Limited (collectively, “Amneal”), in connection with abbreviated new drug applications, respectively filed with the FDA by MSN, Prinston, Torrent, West-Ward, Zydus, Aurobindo, and Amneal, each seeking approval to market generic versions of Fetzima® and challenging said patents. The ‘879 Patent expires in June 2023 (not including a pending application for patent term extension (“PTE”)), the ‘598 patent expires in March 2031, and the ‘937 Patent expires in May 2032.  The case is currently in fact discovery, and no trial date has been set.  Allergan entered into a settlement agreement with Amneal on December 18, 2018, and the case as against Amneal was dismissed.

In April 2019, subsidiaries of the Company and Pierre Fabre Medicament S.A.S. brought an action for infringement of the ‘879, ‘598 and ‘937 Patents against Micro Labs Ltd. and Micro Labs USA, Inc. (“Micro”) in connection with Micro’s abbreviated new drug application seeking approval to market a generic version of Fetzima® and challenging said patents.  No trial date has been set.

Juvéderm ®. On February 26, 2019, subsidiaries of the Company filed a complaint for infringement of U.S. Patent Nos. 8,450,475 (the “‘475 Patent), 8,357,795 (the “‘795 Patent”), 8,822,676 (the “‘676 Patent”), 9,089,519 (the “‘519 Patent”), 9,238,013 (the “‘013 Patent”) and 9,358,322 (the “‘322 Patent”) in the U.S. District Court for the District of Delaware against Prollenium US Inc. and Prollenium Medical Technologies Inc. (collectively, “Prollenium”). The complaint seeks, among other things, a judgment that Defendants have infringed these patents by making, selling, offering to sell, and importing Prollenium’s Revanesse® Versa+TM product within and into the United States. Plaintiffs seek injunctive relief and damages for Defendants’ infringement. No trial date has been set.

Kybella®. On November 9, 2018, a subsidiary of the Company brought an action for infringement of U.S. Patent Nos. 8,101,593 (the “‘593 Patent”), 8,367,649 (the “‘649 Patent”) and 8,653,058 (the “‘058 Patent”) against Slayback Pharma LLC (“Slayback”) in the U.S. District Court for the District of New Jersey in connection with an abbreviated new drug application filed with the FDA by Slayback seeking approval to market a generic version of Kybella® and challenging said patents. The ‘593, ‘649, and ‘058 Patents expire in March 2030. On April 10, 2019, a subsidiary of the Company, together with Los Angeles Biomedical Research Institute at Harbor UCLA-Medical Center (“LA BioMed”) and The Regents of the University of California (the “Regents”) (all collectively, “Plaintiffs”), filed an amended complaint against Slayback asserting infringement of the ‘593, ‘649 and ‘058 Patents and U.S. Patent Nos. 7,622,130 (the “‘130 Patent”), 7,754,230 (the “‘230 Patent”), 8,298,556 (the “‘556 Patent”) and 8,846,066 (the “‘066 Patent”).  The ‘130 and ‘230 Patents expire in December 2027 (not including pending applications for patent term extension (“PTE”)), the ‘556 Patent expires in August 2025, and the ‘066 Patent expires in February 2025.  No trial date has been set.

Latisse® IV. In December 2016, Sandoz announced the U.S. market launch of its generic copy of Latisse®. In July 2017, subsidiaries of the Company and Duke University (collectively, “Plaintiffs”) filed a complaint for infringement of U.S. Patent Number 9,579,270 (“‘270 Patent”) against Defendants Sandoz Inc. (“Sandoz”) and Alcon Laboratories, Inc. (“Alcon”) in the U.S. District Court for the Eastern District of Texas (EDTX). The ‘270 patent expires in January 2021. In their complaint, Plaintiffs seek, among other things, a judgment that Defendants have infringed the ‘270 patent by making, selling, and offering to sell, and/or importing, their generic copy of Latisse® within the United States. Plaintiffs seek injunctive relief and damages for Defendants’ infringement. On April 3, 2018, the EDTX court issued an order, among other things, severing Plaintiff’s claims against Defendants and transferring Plaintiff’s claims against Alcon to the District Court of Delaware and Plaintiff’s claims against Sandoz to the District of Colorado. On October 5, 2018, the Delaware District Court entered an order dismissing the Delaware action against Alcon. The District of Colorado case against Sandoz is currently in fact discovery and a trial date has not yet been set.

Latisse® V. On September 25, 2017, subsidiaries of the Company and Duke University brought an action for infringement of U.S. Patent No. 9,579,270 (the “‘270 Patent”) against Alembic Pharmaceuticals, Ltd., Alembic Global Holding SA, and Alembic Pharmaceuticals, Inc. (collectively, “Alembic”) in the U.S. District Court for the District of New Jersey in connection with an abbreviated new drug application filed with FDA by Alembic, seeking approval to market a generic version of Latisse® and challenging the ‘270 patent.  The Company subsidiaries and Duke entered into a settlement agreement with Alembic and the case was dismissed on April 4, 2019.

Latisse® VI. On September 19, 2018, subsidiaries of the Company and Duke University brought an action for infringement of U.S. Patent No. 9,579,270 (the “‘270 Patent”) against Akorn, Inc. and Hi-Tech Pharmacal Co., Inc. (collectively, “Akorn”) in the U.S. District Court for the District of New Jersey in connection with an abbreviated new drug application filed with FDA by Akorn seeking approval to market a generic version of Latisse® and challenging the ‘270 patent. No trial date has been set.

Linzess®. Beginning in November 2016 subsidiaries of the Company and Ironwood Pharmaceuticals, Inc. (collectively, “Plaintiffs”), brought multiple actions for infringement of some or all of U.S. Patent Nos. 7,304,036 (the “‘036 Patent”); 7,371,727 (the “‘727 Patent”); 7,704,947 (the “‘947 Patent”); 7,745,409 (the “‘409 Patent”); 8,080,526 (the “‘526 Patent”); 8,110,553 (the “‘553 Patent”); 8,748,573 (the “‘573 Patent”); 8,802,628 (the “‘628 Patent”); and 8,933,030 (the “‘030 Patent”) against Teva Pharmaceuticals USA, Inc. (“Teva”), Aurobindo Pharma Ltd. (“Aurobindo”), Mylan Pharmaceuticals Inc. (“Mylan”), Sandoz Inc. (“Sandoz”) and Sun Pharma Global FZE (“Sun”) in the U.S. District Court for the District of Delaware in connection with abbreviated new drug applications respectively filed with the FDA by Teva, Aurobindo, Mylan, Sandoz and Sun, each seeking approval to market generic versions of Linzess® 145 mcg and 290 mcg capsules and challenging some or all of said patents (“November 2016 Action”).  The ‘727, ‘947, ‘409, ‘526 and ‘553 Patents expire in January 2024; the ‘036 Patent expires in August 2026; and the ‘573, ‘628 and ‘030 Patents expire in 2031.  In the November 2016 Action, expert discovery has been completed.  Trial is scheduled for June 2019.

On October 20, 2017, November 30, 2017 and January 20, 2018, Plaintiffs brought actions for infringement of U.S. Patent No. 9,708,371 (the “‘371 Patent”) in the U.S. District Court for the District of Delaware against Teva, Mylan and Sandoz, respectively. The ‘371 Patent expires in 2033. The ‘371 patent actions have been consolidated with the November 2016 Action.

On February 2, 2018 and March 29, 2018, Plaintiffs brought actions for infringement of some or all of the ‘036, ‘727, ‘947, ‘409, ‘526, ‘553, ‘030 and ‘371 Patents against Teva and Mylan in the U.S. District Court for the District of Delaware in connection with abbreviated new drug applications respectively filed with the FDA by Teva and Mylan, each seeking approval to market generic versions generic versions of Linzess® 72 mcg capsules (“72 mcg ANDA”) before the expiration said patents. The district court consolidated the 72 mcg ANDA actions with the November 2016 Action.

In May and August 2018, the district court granted joint stipulations and orders to dismiss without prejudice all claims, counterclaims, and defenses in the November 2016 Action with respect to the ‘371 Patent and the ‘030 Patent, respectively, as between Plaintiffs, Teva, Mylan and Sandoz.

On September 4, 2018, Plaintiffs filed an amended complaint as to Mylan to assert the ‘628 patent against Mylan’s 72 mcg ANDA product.

Plaintiffs entered into a settlement agreement with Sun and certain Sun affiliates and the case against Sun was dismissed on January 18, 2018.  Plaintiffs entered into a settlement agreement with Aurobindo and the case against Aurobindo was dismissed on May 7, 2018.  Plaintiffs entered into a settlement agreement with Mylan and the case against Mylan was dismissed on December 27, 2018.  Under the terms of the settlement agreement, Plaintiffs will provide a license to Mylan to market its generic versions of Linzess® 145 mcg and 290 mcg in the United States beginning on February 5, 2030 (subject to FDA approval), and its generic version of Linzess® 72 mcg in the United States beginning on August 5, 2030, or earlier in certain circumstances.

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

On October 16, 2017, the District Court issued a decision and final judgment finding that the asserted claims of the ‘111 patent, the ‘048 patent, the ‘930 patent and the ‘191 patent were infringed, but invalid on the ground of obviousness. The District Court also held that the asserted claims were not invalid as anticipated, for lack of enablement, or for improper inventorship. On November 13, 2018, the U.S. Court of Appeals for the Federal Circuit issued a decision affirming the district court’s finding of invalidity of the asserted claims of the ‘111, ‘048, ‘930 and ‘191 Patents. On March 6, 2019, the Federal Circuit denied Allergan and the Tribe’s petition for rehearing, and a mandate issued on March 13, 2019. On April 10, 2019, Allergan and the Tribe filed a petition for a writ of certiorari with the United States Supreme Court.

On December 22, 2016, a subsidiary of the Company Allergan filed a complaint for infringement of the ’111 patent, ’162 patent, ’556 patent, ’048 patent, ’930 patent, and the ’191 patent in the U.S. District Court for the Eastern District of Texas against Deva Holding A.S. (“Deva”). On March 6, 2018, the district court granted in part and denied in part the parties’ joint motion for entry of a stipulated order, and stayed the case until such time as the Federal Circuit in the lead appeal case with Teva, Mylan and Akron issues a mandate. The parties’ stipulation provides that Deva will be bound by the outcome of that appeal.

On August 10 and September 20, 2018, a subsidiary of the Company and the Tribe filed complaints for infringement of the ’162 patent and the ’556 patent in the U.S. District Court for the District of Delaware against Saptalis and against Amneal Pharmaceuticals, LLC and Amneal Pharmaceuticals Co. India Private Limited (collectively, “Amneal”), respectively. The cases were voluntarily dismissed on January 2, 2019.

Restasis® IPR.  On June 6, 2016, a subsidiary of the Company received notification letters that Inter Partes Review of the USPTO (“IPR”) petitions were filed by Mylan Pharmaceuticals Inc. (“Mylan”) regarding U.S. Patent Nos. 8,629,111 (the “‘111 patent”), 8,633,162 (the “‘162 patent”), 8,642,556 (the “‘556 patent”), 8,648,048 (the “‘048 patent”), 8,685,930 (the “‘930 patent”), and 9,248,191 (the “‘191 patent”), which patents expire on August 27, 2024. Mylan filed the IPR petition on June 3, 2016. On June 23, 2016, a subsidiary of the Company received a notification letter that an IPR petition and motion for joinder was filed by Argentum Pharmaceuticals LLC (“Argentum”) regarding the ’111 patent. On December 7, 2016, the Company entered into a settlement agreement with Argentum and Argentum’s petition was withdrawn. On December 8, 2016, the USPTO granted Mylan’s petitions to institute IPRs with respect to these patents. On January 6, 2017, each of Akorn and Teva filed, and on January 9, 2017 the USPTO received, IPR petitions with respect to these patents and motions for joinder with the Mylan IPR. The USPTO granted Teva’s and Akorn’s joinder motions on March 31, 2017.

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

On July 20, 2018, the Federal Circuit affirmed the USPTO’s denial of the Tribe’s motion to dismiss and Allergan’s motion to withdraw. On August 20, 2018, the Tribe and Allergan filed a petition for rehearing en banc, which the Federal Circuit denied on October 22, 2018. On December 21, 2018, the Company and the Tribe filed a petition for a writ of certiorari with the United States Supreme Court, which was denied on April 15, 2019.

Saphris®. Between September 2014 and May 2015, subsidiaries of the Company brought actions for infringement of some or all of U.S. Patent Nos. 5,763,476 (the “‘476 patent”), 7,741,358 (the “‘358 patent”) and 8,022,228 (the “‘228 patent”) against Sigmapharm Laboratories, LLC (“Sigmapharm”), Hikma Pharmaceuticals, LLC (“Hikma”), Breckenridge Pharmaceutical, Inc. (“Breckenridge”), Alembic Pharmaceuticals, Ltd. (“Alembic”) and Amneal Pharmaceuticals, LLC (“Amneal”), and related subsidiaries and affiliates thereof in the U.S. District Court for the District of Delaware in connection with an abbreviated new drug applications respectively filed with FDA by Sigmapharm, Hikma, Breckenridge, Alembic and Amneal, each seeking approval to market a generic versions of Saphris® and challenging each of said patents. Including a 6-month pediatric extension of regulatory exclusivity, the ‘476 patent expires in December 2020, and the ‘358 and ‘228 patents expire in October 2026. In 2016, the parties agreed to dismiss all claims related to the ‘358 and ‘228 patents, leaving only the ‘476 patent at issue. On October 13, 2016, the court stayed trial as to Sigmapharm and extended the 30-month stay as to Sigmapharm. On June 30, 2017, the district court issued an opinion and order finding all asserted claims of the ‘476 patent valid, that claims 1, 2, 5 and 6 were infringed by Alembic, Amneal, Breckenridge and Hikma, and that claims 4, 9 and 10 were not infringed by Alembic and Breckenridge. On July 11, 2017, the district court entered a final judgment that ordered, among other things, that Alembic’s, Amneal’s, Breckenridge’s and Hikma’s respective ANDAs not be granted final approval by FDA earlier than the date of expiration of the ‘476 patent inclusive of any applicable adjustments, extensions or exclusivities. The case is currently on appeal.

On March 14, 2019, the Federal Circuit vacated the district court’s July 2017 judgment that claims 1 and 4 are not invalid and remanded for the district court to consider a fact question and its impact on the obviousness analysis. On April 15, 2019, Plaintiffs filed a combined petition for panel rehearing and rehearing en banc with respect to this issue.  In its March 14, 2019 order, the Federal Circuit also vacated the judgment of non-infringement of claims 4, 9 and 10 as to Alembic and Breckenridge and remanded for the district court to consider their infringement under a revised claim construction.

A separate bench trial concerning Sigmapharm’s infringement of claim 1 of the ‘476 patent began on June 20, 2018, and on November 16, 2018, the court held that Sigmapharms’ proposed ANDA product would infringe claim 1 of the ‘476 patent On November 26, 2018, Sigmapharm sought relief from the November 16, 2018 decision. On November 30, 2018, the Company moved for entry of final judgment. Both motions are currently pending.

Trade Secret Matters

Botulinum Neurotoxin ITC Investigation. On January 30, 2019, subsidiaries of the Company and Medytox Inc. (collectively, “Complainants”) filed a complaint with the United States International Trade Commission (“ITC”) against Daewoong Pharmaceuticals Co., Ltd., Daewoong Co., Ltd., and Evolus Inc. (collectively, “Respondents”) requesting the ITC commence an investigation with respect to the Respondents’ importation into the United States of Respondents’ botulinum neurotoxin products, including DWP-450 (also known as JeuveauTM), which Complainants assert were developed, made and/or imported using Medytox’s trade secrets. Complainants seek, among other things, a permanent exclusionary order and cease and desist orders covering Respondents’ botulinum neurotoxin products, including DWP-450/JeuveauTM. On February 28, 2019, the ITC instituted an investigation into Respondents’ botulinum neurotoxin products, including DWP-450/JeuveauTM. The ITC has scheduled a hearing for November 5-7, 2019 and has set May 29, 2020 as the target date for completion of the investigation.

Trademark Enforcement Matters

Juvéderm®. On April 5, 2017, a subsidiary of the Company brought an action for unfair competition, false advertising, dilution, conspiracy and infringement of Allergan’s Juvéderm ® trademarks in the U.S. District Court for the Central District of California against Dermavita Limited Partnership (“Dermavita”), Dima Corp. S.A. (“Dima Corp.”) and KBC Media Relations LLC (“KBC”). Dima Corp. had previously announced its acquisition of a license from Dermavita to develop and market in the U.S. cosmetic products under the Juvederm trademark. During June 2017, the Company entered into a settlement agreement with KBC. During July 2017, the Court preliminarily enjoined Dima Corp. from, inter alia, promoting or selling within the United States any product bearing the trademark Juvéderm® or any other trademark confusingly similar to it. During January 2018, the Court granted Dermavita’s renewed motion to dismiss the Company’s complaint based on purported lack of personal jurisdiction. During January 2019, the Company subsidiary and Dima Corp. resolved the action and the Court entered a permanent injunction and final judgment in favor of the Company subsidiary and against Dima Corp. for trademark infringement, unfair competition, dilution and false advertising.

Subsidiaries of the Company requested a preliminary injunction against Dermavita, Dima Corp, Aesthetic Services, Jacqueline Sillam and Dimitri Sillam in the High Court of Paris, France. During June 2017, the Paris Court preliminarily enjoined the defendants, inter alia, to refrain from promoting or selling in France its Juvederm products, to transfer various domain names and to pay provisional damages to Allergan, on the basis that such use would infringe Allergan’s EU and French Juvéderm® trademarks and would amount to unfair competition. This injunction has become final. A subsidiary of the Company has also filed against Dermavita, Dima Corp. and others a full action of trademark infringement in the Paris court. Dermavita has requested that the full action be stayed pending the outcome of the Nanterre action and the EUIPO trademark proceedings, both mentioned below. The Paris court rejected Dermavita’s stay request and subsequently ordered the defendants to pay more than 75,000 Euros in liquidated damages for violation of the preliminary injunction mentioned above. Dermavita has filed an action against subsidiaries of the Company in the Nanterre, France court alleging that the subsidiaries have not used its Juvéderm trademark and requesting the court to revoke the Company’s trademark based on its purported lack of use or purportedly invalid license and assignment agreements. On February 21, 2019, the Nanterre Court ruled in the Company’s favor, holding that the license and assignment agreements were valid and that Allergan has used its trademark in commerce.  Dermavita has appealed this decision.

On January 22, 2019, subsidiaries of the Company brought a related action for infringement of the Company’s Juvéderm® trademarks against Aesthetic Services and Development Limited, Juvederm Elite Clinics SARL and Jamal Hamadi in the (UK) High Court of Justice.  The case is in its early stages and no trial date has been set.

Furthermore, more than 150 trademark opposition and cancellation actions between Allergan and Dermavita have been filed in front of the USPTO, EUIPO and various other national and regional trademark offices around the world. Most of these actions remain pending; however, Allergan has received favorable decisions in more than ten (10) such actions.

Antitrust Litigation

Asacol® Litigation. Class action complaints have been filed against certain subsidiaries of the Company on behalf of putative classes of direct and indirect purchasers. The lawsuits have been consolidated in the U.S. District Court for the District of Massachusetts. The complaints allege that plaintiffs paid higher prices for Asacol® HD and Delzicol® as a result of alleged actions preventing or delaying generic competition in the market for an older Asacol® product in violation of U.S. federal antitrust laws and/or state laws. Plaintiffs seek unspecified injunctive relief, treble damages and/or attorneys’ fees. The Company has settled the claims brought by the direct purchaser plaintiffs. While the district court granted the indirect purchaser plaintiffs’ motion for class certification, the Court of Appeals for the First Circuit later issued a decision reversing the lower court’s decision on class certification. The appellate court recently denied plaintiffs’ motion for rehearing en banc and remanded the case back to the District Court where the court recently denied plaintiffs’ renewed motion for class certification.

Loestrin® 24 Litigation. Putative classes of direct and indirect purchasers as well as opt-out direct purchasers have filed complaints that have been consolidated in the U.S. District Court for the District of Rhode Island. The lawsuits allege that subsidiaries of the Company engaged in anticompetitive conduct, including when settling patent lawsuits related to Loestrin® 24 Fe, in violation of federal and state antitrust and consumer protection laws. The complaints each seek declaratory and injunctive relief and damages. The court recently conducted hearings on the class plaintiffs’ class certification motions and on the parties’ motions for summary judgement on the issue of market power.

Namenda® Litigation. In 2014, the State of New York filed a lawsuit in the U.S. District Court for the Southern District of New York alleging that Forest was acting to prevent or delay generic competition to Namenda® in violation of federal and New York antitrust laws and committed other fraudulent acts in connection with its commercial plans for Namenda® XR. The district court granted the state’s motion for a preliminary injunction which was later affirmed by the Court of Appeals for the Second Circuit. The parties in that case then reached a settlement to resolve the dispute. Following the conclusion of the New York Attorney General Matter, putative class actions were filed on behalf of direct and indirect purchasers in the same federal court. The class action complaints make claims similar to those asserted by the New York Attorney General and also include claims that Namenda® patent litigation settlements between a Company subsidiary and generic companies also violated the antitrust laws. Plaintiffs seek unspecified injunctive relief, treble damages and attorneys’ fees. The court has denied defendants’ motion for summary judgement in the direct purchaser action, certified the direct purchaser class of plaintiffs and set a trial date for October 2019.

Restasis® Competitor Litigation. Shire, which offers the dry-eye disease drug Xiidra®, sued subsidiaries of the Company in U.S. District Court for the District of New Jersey alleging that defendants unlawfully harmed competition by foreclosing Xiidra® from sales to Medicare Part D plans (and the members of such plans) through the use of discounts (a) contingent on Restasis® receiving preferential formulary treatment; and/or (b) across a bundle of Allergan’s products, including Restasis®. The complaint seeks injunctive relief and damages under federal and state law. The court issued a decision on March 22, 2019 granting the defendants’ motion to dismiss the complaint.  On April 25, 2019, Shire filed an amended complaint.

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

Generic Drug Pricing Securities and ERISA Litigation. Putative classes of shareholders and two individual opt-out plaintiffs filed class action lawsuits against the Company and certain of its current and former officers alleging that defendants made materially false and misleading statements between February 2014 and November 2016 regarding the Company’s internal controls over its financial reporting and that it failed to disclose that its former Actavis generics unit had engaged in illegal, anticompetitive price-fixing with its generic industry peers. These lawsuits have been consolidated in the U.S. District Court for the District of New Jersey. The complaints seek unspecified monetary damages.  On April 11, 2019, the court heard oral arguments on the Company’s motion to dismiss the complaint. In addition, class action complaints have been filed premised on the same alleged underlying conduct that is at issue in the securities litigation but that assert claims under the Employee Retirement Income Security Act of 1974 (“ERISA”). These complaints have been consolidated in the district court in New Jersey. The court granted the Company’s motion to dismiss this complaint. The ERISA plaintiffs have appealed this decision to the Third Circuit Court of Appeals.

Prescription Opioid Drug Abuse Litigation. The Company has been named as a defendant, along with several other manufacturers and distributors of opioid products, in over 1,850 matters relating to the promotion and sale of prescription opioid pain relievers and additional suits have been filed. The lawsuits allege generally that the manufacturer defendants engaged in a deceptive campaign to promote their products in violation of state laws and seek unspecified monetary damages, penalties and injunctive relief. Plaintiffs in these suits include states, political subdivisions of states (i.e., counties and municipalities), Native American tribes and other private litigants such as insurance plans, hospital systems and consumers who were prescribed opioid products and were subsequently treated for an overdose or addiction. Cases are pending in both federal and state courts. The federal court cases have been consolidated in an MDL in the U.S. District Court for the Northern District of Ohio, with a first set of cases set for trial in October 2019.

Testosterone Replacement Therapy Class Action. Subsidiaries of the Company were named in a class action complaint filed on behalf a putative class of third-party payers in the U.S. District Court for the Northern District of Illinois. The suit alleges that the Company’s subsidiaries violated various laws including the federal RICO statute and state consumer protection laws in connection with the sale and marketing of Androderm®. The class plaintiffs seek to obtain certain equitable relief, including injunctive relief and an order requiring restitution and/or disgorgement, and to recover damages and multiple damages in an unspecified amount. While the lawsuit is ongoing, the court has denied plaintiff’s class certification motion. On February 14, 2019, the court granted Defendants’ motion for summary judgment, dismissing the case in its entirety.   On March 19, 2019, plaintiffs filed a Notice of Appeal to the Seventh Circuit.

Oculeve Shareholder Dispute.  On February 26, 2019, Fortis Advisors LLC, as a representative of the former stockholders of Oculeve, Inc., filed a lawsuit against a subsidiary of the Company in state court in Delaware.  The lawsuit centers on a claim that the Company breached the terms of a July 2015 merger agreement.  The Company subsidiary has moved to dismiss the complaint.

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

Breast Implant Litigation. Certain Company subsidiaries are defendants in more than a dozen cases alleging that Allergan’s textured breast implants caused women to develop a rare condition known as anaplastic large cell lymphoma (“ALCL”), and that the defendants failed to properly warn against this risk and failed to promptly and properly report the results of the post-marketing studies relating to these products. These cases have been filed in both federal and state courts in the United States and well as provincial courts in Canada. One of the Canadian cases has been asserted on behalf a putative class of consumers.

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

Namenda XR®/Namzaric® Qui Tam.  A relator filed a qui tam lawsuit on behalf of the United States government and several individual states against the Company and certain of its subsidiaries along with Adamas Pharma LLC and Adamas Pharmaceuticals, Inc. (collectively, “Adamas”).  The lawsuit, filed in the U.S. District Court for the Northern District of California, was unsealed on February 6, 2019.   The federal and state governments have declined to intervene in this action.  The complaint alleges generally that the Adamas and Allergan defendants each engaged in conduct that delayed generic versions of Namenda XR® and/or Namzaric® from entering the market and that such conduct resulted in the submission of false claims to the government.  The Allergan defendants have not yet responded to the complaint.

Medical Aesthetics Qui Tam.  A subsidiary of the Company was recently served with a qui tam lawsuit that was filed in the U.S. District Court for the Central District of California on behalf of the United States and several individual states.  The federal and state governments have declined to intervene in this action.  The complaint alleges that certain promotional programs and sampling practices of the Company’s Medical Aesthetics business result in price reporting violations and violate anti-kickback statutes.  The Company subsidiary has not yet responded to this complaint.

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

WCL has revised its consolidating balance sheets as previously presented in Footnote 26 of the December 31, 2018 Annual Report on Form 10-K and its consolidating financial statements as previously presented in Footnote 20 of the March 31, 2018 Quarterly Report on Form 10-Q due to a change in the Company’s legal entity structure and other reclassifications that occurred during the three months ended March 31, 2019.  As a result, prior period information has been recast to conform to the current period presentation.

The following financial information presents the consolidating balance sheets as of March 31, 2019 and December 31, 2018, the related statements of operations for the three months ended March 31, 2019 and 2018 and the statements of cash flows for the three months ended March 31, 2019 and 2018.

Warner Chilcott Limited

Consolidating Balance Sheets

As of March 31, 2019

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
ASSETS
Current assets:
Cash and cash equivalents	$0.1	$60.4	$1.3	$-	$724.9	$-	$786.7
Marketable securities	-	200.5	-	-	794.7	-	995.2
Accounts receivable, net	-	-	-	-	2,731.2	-	2,731.2
Receivables from Parents	-	-	-	-	814.1	-	814.1
Inventories	-	-	-	-	943.2	-	943.2
Intercompany receivables	-	4,089.7	597.5	33.7	27,471.6	(32,192.5)	-
Current assets held for sale	-	-	-	-	45.7	-	45.7
Prepaid expenses and other current assets	-	-	-	33.3	747.6	-	780.9
Total current assets	0.1	4,350.6	598.8	67.0	34,273.0	(32,192.5)	7,097.0
Property, plant and equipment, net	-	-	-	-	1,781.1	-	1,781.1
Right of use asset - operating leases	-	-	-	-	455.4	-	455.4
Investments and other assets	-	-	-	-	1,979.5	-	1,979.5
Investment in subsidiaries	59,338.6	67,744.4	25,425.0	96,294.5	-	(248,802.5)	-
Non current intercompany receivables	-	15,603.7	-	-	1,082.9	(16,686.6)	-
Non current assets held for sale	-	-	-	-	897.2	-	897.2
Deferred tax assets	-	51.4	-	-	981.2	-	1,032.6
Product rights and other intangibles	-	-	-	-	42,264.6	-	42,264.6
Goodwill	-	-	-	-	43,336.6	-	43,336.6
Total assets	$59,338.7	$87,750.1	$26,023.8	$96,361.5	$127,051.5	$(297,681.6)	$98,844.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	-	0.1	103.0	118.9	4,412.3	-	4,634.3
Intercompany payables	-	17,016.3	12.2	10,443.1	4,720.9	(32,192.5)	-
Payables to Parents	-	-	-	-	3,034.9	-	3,034.9
Income taxes payable	-	-	3.9	-	123.0	-	126.9
Current portion of long-term debt	-	-	3,887.2	-	84.6	-	3,971.8
Current portion of lease liability - operating	-	-	-	-	116.1	-	116.1
Total current liabilities	-	17,016.4	4,006.3	10,562.0	12,491.8	(32,192.5)	11,884.0
Long-term debt	-	-	14,738.2	2,140.2	2,675.7	-	19,554.1
Lease liability - operating	-	-	-	-	415.2	-	415.2
Other long-term liabilities	-	-	-	-	804.4	-	804.4
Long-term intercompany payables	-	-	-	1,082.9	15,603.7	(16,686.6)	-
Other taxes payable	-	-	-	-	1,612.0	-	1,612.0
Deferred tax liabilities	-	-	-	-	5,235.6	-	5,235.6
Total liabilities	-	17,016.4	18,744.5	13,785.1	38,838.4	(48,879.1)	39,505.3
Total equity / (deficit)	59,338.7	70,733.7	7,279.3	82,576.4	88,213.1	(248,802.5)	59,338.7
Total liabilities and equity	$59,338.7	$87,750.1	$26,023.8	$96,361.5	$127,051.5	$(297,681.6)	$98,844.0

Warner Chilcott Limited

Consolidating Balance Sheets

As of December 31, 2018

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
ASSETS
Current assets:
Cash and cash equivalents	$0.1	$1.8	$0.8	$-	$875.9	$-	$878.6
Marketable securities	-	489.9	-	-	537.0	-	1,026.9
Accounts receivable, net	-	-	-	-	2,868.1	-	2,868.1
Receivables from Parents	-		-	-	640.9	-	640.9
Inventories	-	-	-	-	846.9	-	846.9
Intercompany receivables	-	3,534.7	961.0	16.7	24,779.3	(29,291.7)	-
Current assets held for sale	-	-	-	-	34.0	-	34.0
Prepaid expenses and other current assets	-	-	-	33.3	785.4	-	818.7
Total current assets	0.1	4,026.4	961.8	50.0	31,367.5	(29,291.7)	7,114.1
Property, plant and equipment, net	-	-	-	-	1,787.0	-	1,787.0
Investments and other assets	-	-	-	-	1,970.6	-	1,970.6
Investment in subsidiaries	62,940.2	73,846.0	26,406.9	99,255.9	-	(262,449.0)	-
Non current intercompany receivables	-	28,239.4	18,090.2	-	19,674.2	(66,003.8)	-
Non current assets held for sale	-	-	-	-	882.2	-	882.2
Deferred tax assets	-	43.6	-	-	1,020.1	-	1,063.7
Product rights and other intangibles	-	-	-	-	43,695.4	-	43,695.4
Goodwill	-	-	-	-	45,913.3	-	45,913.3
Total assets	$62,940.3	$106,155.4	$45,458.9	$99,305.9	$146,310.3	$(357,744.5)	$102,426.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	-	0.1	156.3	92.9	4,538.1	-	4,787.4
Intercompany payables	-	14,315.0	21.7	10,442.6	4,512.4	(29,291.7)	-
Payables to Parents	-	-	-	-	2,829.2	-	2,829.2
Income taxes payable	-	-	-	-	72.4	-	72.4
Current portion of long-term debt	-	-	779.6	-	88.7	-	868.3
Total current liabilities	-	14,315.1	957.6	10,535.5	12,040.8	(29,291.7)	8,557.3
Long-term debt	-	-	18,090.2	2,135.9	2,703.3	-	22,929.4
Other long-term liabilities	-	-	-	-	882.0	-	882.0
Long-term intercompany payables	-	18,597.4	-	1,076.8	46,329.6	(66,003.8)	-
Other taxes payable	-	-	-	-	1,615.5	-	1,615.5
Deferred tax liabilities	-	-	-	-	5,501.8	-	5,501.8
Total liabilities	-	32,912.5	19,047.8	13,748.2	69,073.0	(95,295.5)	39,486.0
Total equity / (deficit)	62,940.3	73,242.9	26,411.1	85,557.7	77,237.3	(262,449.0)	62,940.3
Total liabilities and equity	$62,940.3	$106,155.4	$45,458.9	$99,305.9	$146,310.3	$(357,744.5)	$102,426.3

Warner Chilcott Limited

Consolidating Statements of Operations

For the Three Months Ended March 31, 2019

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$3,597.1	$-	$3,597.1
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	497.8	-	497.8
Research and development	-	-	-	-	435.0	-	435.0
Selling and marketing	-	-	-	-	804.0	-	804.0
General and administrative	-	-	-	-	306.1	-	306.1
Amortization	-	-	-	-	1,399.4	-	1,399.4
Goodwill impairments	-	-	-	-	2,467.0	-	2,467.0
Asset sales and impairments, net	-	-	-	-	(5.2)	-	(5.2)
Total operating expenses	-	-	-	-	5,904.1	-	5,904.1
Operating (loss)	-	-	-	-	(2,307.0)	-	(2,307.0)

Interest (expense), net	-	(23.4)	(59.6)	(19.9)	(77.6)	-	(180.5)
Other (expense) / income, net	-	-	(0.1)	-	13.9	-	13.8
Total other (expense), net	-	(23.4)	(59.7)	(19.9)	(63.7)	-	(166.7)
(Loss) before income taxes and noncontrolling interest	-	(23.4)	(59.7)	(19.9)	(2,370.7)	-	(2,473.7)
(Benefit) for income taxes	-	-	-	-	(68.7)	-	(68.7)
Losses / (earnings) of equity interest subsidiaries	2,405.7	2,345.0	809.3	2,377.4	-	(7,937.4)	-
Net (loss) / income	$(2,405.7)	$(2,368.4)	$(869.0)	$(2,397.3)	$(2,302.0)	$7,937.4	$(2,405.0)
(Income) attributable to noncontrolling interest	-	-	-	-	(0.7)	-	(0.7)
Net (loss) / income attributable to members	$(2,405.7)	$(2,368.4)	$(869.0)	$(2,397.3)	$(2,302.7)	$7,937.4	$(2,405.7)
Other comprehensive (loss) / income, net of tax	(128.8)	(140.8)	(172.6)	(584.0)	(128.8)	1,026.2	(128.8)
Comprehensive (loss) / income attributable to members	$(2,534.5)	$(2,509.2)	$(1,041.6)	$(2,981.3)	$(2,431.5)	$8,963.6	$(2,534.5)

Warner Chilcott Limited

Consolidating Statements of Operations

For the Three Months Ended March 31, 2018

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$3,672.1	$-	$3,672.1
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	522.8	-	522.8
Research and development	-	-	-	-	474.7	-	474.7
Selling and marketing	-	-	-	-	800.0	-	800.0
General and administrative	-	-	(0.7)	-	294.8	-	294.1
Amortization	-	-	-	-	1,697.6	-	1,697.6
In-process research and development impairments	-	-	-	-	522.0	-	522.0
Asset sales and impairments, net	-	-	-	-	13.1	-	13.1
Total operating expenses	-	-	(0.7)	-	4,325.0	-	4,324.3
Operating income / (loss)	-	-	0.7	-	(652.9)	-	(652.2)

Interest income / (expense), net	-	259.0	(3.3)	(21.2)	(414.8)	-	(180.3)
Other (expense), net	-	-	-	-	(78.8)	-	(78.8)
Total other income / (expense), net	-	259.0	(3.3)	(21.2)	(493.6)	-	(259.1)
Income / (loss) before income taxes and noncontrolling interest	-	259.0	(2.6)	(21.2)	(1,146.5)	-	(911.3)
Provision / (benefit) for income taxes	-	-	0.3	(12.2)	(670.3)	-	(682.2)
Losses / (earnings) of equity interest subsidiaries	231.3	506.0	331.7	645.3	-	(1,714.3)	-
Net (loss) / income	$(231.3)	$(247.0)	$(334.6)	$(654.3)	$(476.2)	$1,714.3	$(229.1)
(Income) attributable to noncontrolling interest	-	-	-	-	(2.2)	-	(2.2)
Net (loss) / income attributable to members	$(231.3)	$(247.0)	$(334.6)	$(654.3)	$(478.4)	$1,714.3	$(231.3)
Other comprehensive income / (loss), net of tax	183.8	270.6	118.5	358.5	183.8	(931.4)	183.8
Comprehensive (loss) / income attributable to members	$(47.5)	$23.6	$(216.1)	$(295.8)	$(294.6)	$782.9	$(47.5)

Warner Chilcott Limited

Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2019

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net (loss) / income	$(2,405.7)	$(2,368.4)	$(869.0)	$(2,397.3)	$(2,302.0)	$7,937.4	$(2,405.0)
Reconciliation to net cash provided by / (used in) operating activities:
Losses / (earnings) of equity interest subsidiaries	2,405.7	2,345.0	809.3	2,377.4	-	(7,937.4)	-
Depreciation	-	-	-	-	47.5	-	47.5
Amortization	-	-	-	-	1,399.4	-	1,399.4
Provision for inventory reserve	-	-	-	-	18.8	-	18.8
Share-based compensation	-	-	-	-	52.3	-	52.3
Deferred income tax benefit	-	-	-	-	(229.7)	-	(229.7)
Goodwill impairments	-	-	-	-	2,467.0		2,467.0
(Gain) on asset sales and impairments, net	-	-	-	-	(5.2)	-	(5.2)
Non-cash extinguishment of debt	-	-	-	-	0.3	-	0.3
Amortization of deferred financing costs	-	-	4.1	0.4	0.1	-	4.6
Non-cash lease expense	-	-	-	-	30.1	-	30.1
Contingent consideration adjustments, including accretion	-	-	-	-	18.7	-	18.7
Dividends from subsidiaries	1,045.8	-	-	-	-	(1,045.8)	-
Other, net	-	-	(1.3)	(0.4)	(8.6)	-	(10.3)
Changes in assets and liabilities (net of effects of acquisitions)	-	(207.4)	209.4	19.9	(196.2)	-	(174.3)
Net cash provided by / (used in) operating activities	1,045.8	(230.8)	152.5	-	1,292.5	(1,045.8)	1,214.2
Cash Flows From Investing Activities:
Additions to property, plant and equipment	-	-	-	-	(64.8)	-	(64.8)
Additions to product rights and other intangibles	-	-	-	-	(7.5)	-	(7.5)
Additions to investments	-	-	-	-	(538.2)	-	(538.2)
Proceeds from sale of investments and other assets	-	289.4	-	-	279.7	-	569.1
Proceeds from sales of property, plant and equipment	-	-	-	-	17.2	-	17.2
Acquisitions of businesses, net of cash acquired	-	-	-	-	(80.6)	-	(80.6)
Net cash provided by / (used in) investing activities	-	289.4	-	-	(394.2)	-	(104.8)
Cash Flows From Financing Activities:
Payments on debt, including finance lease obligations and credit facility	-	-	(152.0)	-	(7.4)	-	(159.4)
Payments of contingent consideration and other financing	-	-	-	-	(2.0)	-	(2.0)
Dividends to Parents	(1,045.8)	-	-	-	(1,045.8)	1,045.8	(1,045.8)
Net cash (used in) / provided by financing activities	(1,045.8)	-	(152.0)	-	(1,055.2)	1,045.8	(1,207.2)
Effect of currency exchange rate changes on cash and cash equivalents	-	-	-	-	5.9	-	5.9
Net increase / (decrease) in cash and cash equivalents	-	58.6	0.5	-	(151.0)	-	(91.9)
Cash and cash equivalents at beginning of period	0.1	1.8	0.8	-	875.9	-	878.6
Cash and cash equivalents at end of period	$0.1	$60.4	$1.3	$-	$724.9	$-	$786.7

Warner Chilcott Limited

Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2018

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net (loss) / income	$(231.3)	$(247.0)	$(334.6)	$(654.3)	$(476.2)	$1,714.3	$(229.1)
Reconciliation to net cash provided by / (used in) operating activities:
Losses / (earnings) of equity interest subsidiaries	231.3	506.0	331.7	645.3	-	(1,714.3)	-
Depreciation	-	-	-	-	56.1	-	56.1
Amortization	-	-	-	-	1,697.6	-	1,697.6
Provision for inventory reserve	-	-	-	-	14.2	-	14.2
Share-based compensation	-	-	-	-	72.5	-	72.5
Deferred income tax benefit	-	-	-	-	(1,026.4)	-	(1,026.4)
In-process research and development impairments	-	-	-	-	522.0	-	522.0
Loss on asset sales and impairments, net	-	-	-	-	13.1	-	13.1
Loss on sale of Teva securities, net	-	-	-	-	77.7	-	77.7
Amortization of deferred financing costs	-	-	5.9	0.4	-	-	6.3
Contingent consideration adjustments, including accretion	-	-	-	-	5.3	-	5.3
Dividends from subsidiaries	1,859.5	-	-	-	-	(1,859.5)	-
Other, net	-	-	(1.5)	(0.4)	8.4	-	6.5
Changes in assets and liabilities (net of effects of acquisitions)	-	(1,675.2)	3,498.5	9.0	(1,453.5)	-	378.8
Net cash provided by / (used in) operating activities	1,859.5	(1,416.2)	3,500.0	-	(489.2)	(1,859.5)	1,594.6
Cash Flows From Investing Activities:
Additions to property, plant and equipment	-	-	-	-	(46.4)	-	(46.4)
Additions to investments	-	(400.0)	-	-	(1,055.9)	-	(1,455.9)
Proceeds from sale of investments and other assets	-	800.0	-	-	4,089.5	-	4,889.5
Payments to settle Teva related matters	-	-	-	-	(466.0)	-	(466.0)
Proceeds from sales of property, plant and equipment	-	-	-	-	11.1	-	11.1
Net cash provided by investing activities	-	400.0	-	-	2,532.3	-	2,932.3
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness, including credit facility	-	700.0	-	-	9.0	-	709.0
Payments on debt, including finance lease obligations and credit facility	-	(200.0)	(3,500.0)	-	(622.1)	-	(4,322.1)
Payments of contingent consideration and other financing	-	-	-	-	(9.3)	-	(9.3)
Proceeds from forward sale of Teva securities	-	-	-	-	372.3	-	372.3
Payments to settle Teva related matters	-	-	-	-	(234.0)	-	(234.0)
Dividends to Parents	(1,859.5)	-	-	-	(1,859.5)	1,859.5	(1,859.5)
Net cash (used in) / provided by financing activities	(1,859.5)	500.0	(3,500.0)	-	(2,343.6)	1,859.5	(5,343.6)
Effect of currency exchange rate changes on cash and cash equivalents	-	-	-	-	(5.3)	-	(5.3)
Net (decrease) in cash and cash equivalents	-	(516.2)	-	-	(305.8)	-	(822.0)
Cash and cash equivalents at beginning of period	0.1	593.1	0.1	-	1,223.0	-	1,816.3
Cash and cash equivalents at end of period	$0.1	$76.9	$0.1	$-	$917.2	$-	$994.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and the results of operations should be read in conjunction with the “Consolidated Financial Statements” and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”). This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under “Risk Factors” in our Annual Report, and elsewhere in this Quarterly Report.

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

Recent Business Transactions

The following are the significant transactions that were completed or announced in the three months ended March 31, 2019.

Envy Medical, Inc.

On March 26, 2019, the Company acquired Envy Medical, Inc. (“Envy”), a privately held medical aesthetics company that specializes in non-surgical, non-invasive skin resurfacing systems for an acquisition accounting purchase price of $81.4 million, which includes $67.4 million of product rights and other intangibles, $34.1 million of goodwill and other assets and liabilities.  The transaction was treated as a business combination.  The acquisition combines Envy’s skin care product portfolio with the Company’s leading medical aesthetics business.

Operating Results for the Three Months Ended March 31, 2019 and 2018

Results of operations, including segment net revenues, segment operating expenses and segment contribution consisted of the following for the three months ended March 31, 2019 and 2018 ($ in millions):

	Three Months Ended March 31, 2019
	US Specialized Therapeutics	US General Medicine	International	Total
Net revenues	$1,542.9	$1,249.9	$801.5	$3,594.3

Operating expenses:
Cost of sales(1)	120.1	190.5	109.7	420.3
Selling and marketing	356.8	210.5	237.6	804.9
General and administrative	54.6	43.8	25.7	124.1
Segment contribution	$1,011.4	$805.1	$428.5	$2,245.0
Contribution margin	65.6%	64.4%	53.5%	62.5%
Corporate(2)				258.0
Research and development				435.0
Amortization				1,399.4
Goodwill impairments				2,467.0
Asset sales and impairments, net				(5.2)
Operating (loss)				$(2,309.2)
Operating margin				(64.2)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Corporate includes net revenues of $2.8 million.

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

US Specialized Therapeutics Segment

The following table presents top product sales and net contribution for the US Specialized Therapeutics segment for the three months ended March 31, 2019 and 2018 ($ in millions):

	Three Months Ended March 31,		Change
	2019	2018	Dollars	%
Total Eye Care	$465.1	$491.1	$(26.0)	(5.3)%
Restasis®	231.7	255.8	(24.1)	(9.4)%
Alphagan®/Combigan®	83.0	84.2	(1.2)	(1.4)%
Lumigan®/Ganfort®	57.7	66.8	(9.1)	(13.6)%
Eye Drops	49.4	46.2	3.2	6.9%
Ozurdex®	30.3	25.5	4.8	18.8%
Other Eye Care	13.0	12.6	0.4	3.2%
Total Medical Aesthetics	648.2	635.6	12.6	2.0%
Facial Aesthetics	366.5	327.7	38.8	11.8%
Botox® Cosmetics	229.5	196.7	32.8	16.7%
Juvederm® Collection	129.7	122.8	6.9	5.6%
Kybella®	7.3	8.2	(0.9)	(11.0)%
Plastic Surgery	61.2	60.7	0.5	0.8%
Breast Implants	61.2	60.7	0.5	0.8%
Regenerative Medicine	122.9	128.2	(5.3)	(4.1)%
Alloderm®	95.0	99.5	(4.5)	(4.5)%
Other Regenerative Medicine	27.9	28.7	(0.8)	(2.8)%
Body Contouring	62.9	87.1	(24.2)	(27.8)%
Coolsculpting® Consumables	47.8	53.4	(5.6)	(10.5)%
Coolsculpting® Systems & Add On Applicators	15.1	33.7	(18.6)	(55.2)%
Skin Care(3)	34.7	31.9	2.8	8.8%
Total Medical Dermatology	6.1	36.7	(30.6)	(83.4)%
Aczone®	1.6	16.0	(14.4)	(90.0)%
Other Medical Dermatology(4)	4.5	20.7	(16.2)	(78.3)%
Total Neuroscience and Urology	409.4	398.6	10.8	2.7%
Botox® Therapeutics(5)	397.6	375.8	21.8	5.8%
Rapaflo®	11.8	22.8	(11.0)	(48.2)%
Other revenues	14.1	16.6	(2.5)	(15.1)%
Net revenues	$1,542.9	$1,578.6	$(35.7)	(2.3)%
Operating expenses:
Cost of sales(1)	120.1	134.2	(14.1)	(10.5)%
Selling and marketing	356.8	313.2	43.6	13.9%
General and administrative	54.6	50.2	4.4	8.8%
Segment contribution	$1,011.4	$1,081.0	$(69.6)	(6.4)%
Segment margin	65.6%	68.5%		(2.9)%
Segment gross margin(2)	92.2%	91.5%		0.7%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Defined as net revenues less segment related cost of sales as a percentage of net revenues.
(3) Includes SkinMedica® and Latisse®.
(4) Includes Tazorac® sales of $9.4 million which were previously disclosed separately in the three months ended March 31, 2018.
(5) Includes Botox® Hyperhidrosis of $17.3 million which was previously disclosed under Medical Dermatology in the three months ended March 31, 2018.

Net Revenues

The decrease in net revenues in the three months ended March 31, 2019 was primarily driven by decreases in Restasis®, Body Contouring and the third quarter 2018 divestiture of our Medical Dermatology business, partially offset by growth in Botox® Cosmetics and Botox® Therapeutics.  The decline in Restasis® revenues was primarily due to price declines.  Body Contouring decreased versus the prior year period primarily due to lower volumes of systems.  Botox® Cosmetics and Botox® Therapeutics increased versus the prior year period primarily due to demand growth.

Cost of Sales

The decrease in cost of sales in the three months ended March 31, 2019 was primarily due to the decrease in net revenues and product mix.

Selling and Marketing Expenses

The increase in selling and marketing expenses in the three months ended March 31, 2019 was primarily related to increased promotional costs for Facial Aesthetics products.

General and Administrative Expenses

General and administrative expenses remained stable period over period.

US General Medicine Segment

The following table presents top product sales and net contribution for the US General Medicine segment for the three months ended March 31, 2019 and 2018 ($ in millions):

	Three Months Ended March 31,		Change
	2019	2018	Dollars	%
Total Central Nervous System (CNS)	$293.5	$262.8	$30.7	11.7%
Vraylar®	143.7	84.4	59.3	70.3%
Viibryd®/Fetzima®	85.0	71.7	13.3	18.5%
Saphris®	31.9	32.7	(0.8)	(2.4)%
Namzaric®	23.4	33.4	(10.0)	(29.9)%
Namenda®(3)	9.5	40.6	(31.1)	(76.6)%
Total Gastrointestinal (GI)	358.2	388.7	(30.5)	(7.8)%
Linzess®	161.3	159.3	2.0	1.3%
Zenpep®	63.0	52.9	10.1	19.1%
Carafate®/Sulcrate®	54.3	56.0	(1.7)	(3.0)%
Viberzi®	37.2	35.9	1.3	3.6%
Asacol®/Delzicol®	24.7	38.2	(13.5)	(35.3)%
Canasa®/Salofalk®	10.2	38.6	(28.4)	(73.6)%
Other GI	7.5	7.8	(0.3)	(3.8)%
Total Women's Health	201.0	163.3	37.7	23.1%
Lo Loestrin®	125.8	114.6	11.2	9.8%
Liletta®	14.8	8.1	6.7	82.7%
Other Women's Health(4)(5)	60.4	40.6	19.8	48.8%
Total Anti-Infectives	81.6	71.6	10.0	14.0%
Teflaro®	33.5	32.2	1.3	4.0%
Avycaz®	29.7	21.8	7.9	36.2%
Dalvance®	12.0	11.9	0.1	0.8%
Other Anti-Infectives	6.4	5.7	0.7	12.3%
Diversified Brands	270.9	274.9	(4.0)	(1.5)%
Bystolic®/ Byvalson®	128.3	132.8	(4.5)	(3.4)%
Armour Thyroid	50.0	48.2	1.8	3.7%
Savella®	20.7	19.9	0.8	4.0%
Other Diversified Brands(6)(7)	71.9	74.0	(2.1)	(2.8)%
Other revenues	44.7	62.4	(17.7)	(28.4)%
Net revenues	$1,249.9	$1,223.7	$26.2	2.1%
Operating expenses:
Cost of sales(1)	190.5	182.6	7.9	4.3%
Selling and marketing	210.5	225.5	(15.0)	(6.7)%
General and administrative	43.8	38.9	4.9	12.6%
Segment contribution	$805.1	$776.7	$28.4	3.7%
Segment margin	64.4%	63.5%		0.9%
Segment gross margin(2)	84.8%	85.1%		(0.3)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Defined as net revenues less segment related cost of sales as a percentage of net revenues.
(3) Includes Namenda XR® and Namenda® IR.
(4) Includes Estrace® Cream sales of $6.4 million which were previously disclosed separately in the three months ended March 31, 2018.
(5) Includes Minastrin® 24 sales of $5.2 million which were previously disclosed separately in the three months ended March 31, 2018.
(6) Includes Lexapro® sales of $14.7 million which were previously disclosed separately in the three months ended March 31, 2018.
(7) Includes PacPharma sales of $4.4 million which were previously disclosed separately in the three months ended March 31, 2018.

Net Revenues

The increase in net revenues in the three months ended March 31, 2019 was primarily due to growth in CNS and Women’s Health, offset, in part, by a decline in GI revenues.  CNS revenues increased primarily due to strong demand growth for Vraylar® and Viibryd®, offset, in part by the decline in Namenda XR® as a result of loss of exclusivity.  Women’s Health revenues increased primarily due to an increase in demand for Lo Loestrin®.  GI was negatively affected by the generic impact on Canasa®/Salofalk® and Asacol®, offset, in part by an increase in demand growth for Zenpep®.

Cost of Sales

The increase in cost of sales in the three months ended March 31, 2019 was primarily due to an increase in net revenues.

Selling and Marketing Expenses

The decrease in selling and marketing expenses in the three months ended March 31, 2019 was related to lower promotional costs.

General and Administrative Expenses

General and administrative expenses increased $4.9 million period over period.

International Segment

The following table presents top product sales and net contribution for the International segment for the three months ended March 31, 2019 and 2018 ($ in millions):

	Three Months Ended March 31,		Change
	2019	2018	$ Overall Change	$ Operational Change (3)	$ Currency Change	% Overall Change	% Operational Change (3)	% Currency Change
Total Eye Care	$291.8	$343.7	$(51.9)	$(22.3)	$(29.6)	(15.1)%	(6.5)%	(8.6)%
Lumigan®/Ganfort®	85.1	100.4	(15.3)	(7.8)	(7.5)	(15.2)%	(7.8)%	(7.4)%
Ozurdex®	63.1	64.4	(1.3)	4.3	(5.6)	(2.0)%	6.7%	(8.7)%
Eye Drops(4)	55.4	68.8	(13.4)	(7.3)	(6.1)	(19.5)%	(10.6)%	(8.9)%
Alphagan®/Combigan®	37.6	44.2	(6.6)	(2.4)	(4.2)	(14.9)%	(5.4)%	(9.5)%
Restasis®	10.4	18.3	(7.9)	(6.5)	(1.4)	(43.2)%	(35.5)%	(7.7)%
Other Eye Care	40.2	47.6	(7.4)	(2.6)	(4.8)	(15.5)%	(5.5)%	(10.0)%
Total Medical Aesthetics	352.8	358.5	(5.7)	26.0	(31.7)	(1.6)%	7.3%	(8.9)%
Facial Aesthetics	306.8	296.1	10.7	39.6	(28.9)	3.6%	13.4%	(9.8)%
Juvederm® Collection	157.8	146.1	11.7	26.7	(15.0)	8.0%	18.3%	(10.3)%
Botox® Cosmetics	147.4	148.6	(1.2)	12.6	(13.8)	(0.8)%	8.5%	(9.3)%
Belkyra® (Kybella®)	1.6	1.4	0.2	0.3	(0.1)	14.3%	21.4%	(7.1)%
Plastic Surgery	11.6	44.5	(32.9)	(31.8)	(1.1)	(73.9)%	(71.5)%	(2.4)%
Breast Implants	11.2	44.1	(32.9)	(31.8)	(1.1)	(74.6)%	(72.1)%	(2.5)%
Other Plastic Surgery	0.4	0.4	-	-	-	0.0%	0.0%	0.0%
Regenerative Medicine	3.3	4.9	(1.6)	(1.4)	(0.2)	(32.7)%	(28.6)%	(4.1)%
Alloderm®	1.6	2.2	(0.6)	(0.6)	-	(27.3)%	(27.3)%	0.0%
Other Regenerative Medicine	1.7	2.7	(1.0)	(0.8)	(0.2)	(37.0)%	(29.6)%	(7.4)%
Body Contouring	28.4	9.2	19.2	20.5	(1.3)	n.m.	n.m.	n.m.
Coolsculpting® Consumables	17.8	8.1	9.7	10.5	(0.8)	n.m.	n.m.	n.m.
Coolsculpting® Systems & Add On Applicators	10.6	1.1	9.5	10.0	(0.5)	n.m.	n.m.	n.m.
Skin Care	2.7	3.8	(1.1)	(0.9)	(0.2)	(28.9)%	(23.7)%	(5.2)%
Botox® Therapeutics and Other	138.8	149.7	(10.9)	0.8	(11.7)	(7.3)%	0.5%	(7.8)%
Botox® Therapeutics	93.9	96.2	(2.3)	6.4	(8.7)	(2.4)%	6.7%	(9.1)%
Asacol®/Delzicol®	10.3	11.7	(1.4)	(0.7)	(0.7)	(12.0)%	(6.0)%	(6.0)%
Constella®	5.5	5.6	(0.1)	0.3	(0.4)	(1.8)%	5.4%	(7.2)%
Other Products	29.1	36.2	(7.1)	(5.2)	(1.9)	(19.6)%	(14.4)%	(5.2)%
Other revenues	18.1	12.1	6.0	6.3	(0.3)	49.6%	52.1%	(2.5)%
Net revenues	$801.5	$864.0	$(62.5)	$10.8	$(73.3)	(7.2)%	1.3%	(8.5)%
Operating expenses:
Cost of sales(1)	109.7	120.9	(11.2)	(1.9)	(9.3)	(9.3)%	(1.6)%	(7.7)%
Selling and marketing	237.6	245.7	(8.1)	12.2	(20.3)	(3.3)%	5.0%	(8.3)%
General and administrative	25.7	31.4	(5.7)	(3.4)	(2.3)	(18.2)%	(10.8)%	(7.4)%
Segment contribution	$428.5	$466.0	$(37.5)	$3.9	$(41.4)	(8.0)%	0.8%	(8.8)%
Segment margin	53.5%	53.9%				(0.4)%
Segment gross margin(2)	86.3%	86.0%				0.3%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Defined as net revenues less segment related cost of sales as a percentage of net revenues.
(3) Defined as overall change excluding foreign exchange impact.
(4) Includes Optive® sales of $27.8 million which were previously disclosed separately in the three months ended March 31, 2018.

The following table presents our revenue disaggregated by geography for our International segment ($ in millions):

	Three Months Ended March 31,
	2019	2018	$ Overall Change	$ Operational Change	% Overall Change	% Operational Change
Europe	$354.4	$398.4	$(44.0)	$(6.5)	(11.0)%	(1.6)%
Asia Pacific, Middle East and Africa	250.7	240.8	9.9	25.9	4.1%	10.8%
Latin America and Canada	178.2	212.1	(33.9)	(14.7)	(16.0)%	(6.9)%
Other*	18.2	12.7	5.5	6.1	43.3%	48.0%
Total International	$801.5	$864.0	$(62.5)	$10.8	(7.2)%	1.3%
*Includes royalty and other revenue

Net Revenues

The decrease in net revenues in the three months ended March 31, 2019 was primarily due to the negative impact of foreign currency as well as declines in Eye Care and Plastic Surgery, offset, in part, by operational growth in Facial Aesthetics and Body Contouring.  Within Eye Care, the decrease in sales is due to trade buying patterns, the generic impact of Restasis in Canada and price erosion in Europe as well as a loss from foreign currency.  Plastic Surgery decreased versus the prior year period, primarily driven by a fourth quarter 2018 suspension of sales and withdrawal of the remaining textured breast implants from the market in Europe. The operational growth in Facial Aesthetics and Body Contouring was due to an increase in demand growth.

Cost of Sales

The decrease in cost of sales in the three months ended March 31, 2019 was primarily due to the decrease in net revenues.

Selling and Marketing Expenses

The decrease in selling and marketing expenses in the three months ended March 31, 2019 was primarily due to the impact from foreign currency, offset, in part, by an expansion of the sales force in certain markets.

General and Administrative Expenses

General and administrative expenses remained stable period over period.

Corporate

Corporate represents the results of corporate initiatives as well as the impact of select revenues and shared costs.  The following represents the Corporate amounts for the three months ended March 31, 2019 and 2018 ($ in millions):

	Three Months Ended March 31, 2019
	Integration / Divestiture	Non- Acquisition Related Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Other	Revenues and Shared Costs	Total
Net revenues	$-	$-	$-	$-	$-	$2.8	$2.8
Operating expenses:
Cost of sales(1)	-	4.6	16.2	0.3	-	56.4	77.5
Selling and marketing	-	(1.8)	-	0.9	-	-	(0.9)
General and administrative	5.4	0.1	-	0.3	11.2	167.2	184.2
Contribution	$(5.4)	$(2.9)	$(16.2)	$(1.5)	$(11.2)	$(220.8)	$(258.0)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

	Three Months Ended March 31, 2018
	Integration / Divestiture	Non- Acquisition Related Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Other	Revenues and Shared Costs	Total
Net revenues	$-	$-	$-	$-	$-	$5.8	$5.8
Operating expenses:
Cost of sales(1)	0.5	12.6	3.4	1.1	-	67.5	85.1
Selling and marketing	0.9	10.3	-	4.3	-	0.1	15.6
General and administrative	13.8	7.3	-	1.6	9.0	143.7	175.4
Contribution	$(15.2)	$(30.2)	$(3.4)	$(7.0)	$(9.0)	$(205.5)	$(270.3)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

Integration

In the three months ended March 31, 2019 and 2018, integration and restructuring charges included costs related to the integration of LifeCell Corporation (“LifeCell’) and Zeltiq® Aesthetics, Inc. (“Zeltiq”).

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

Effect of Purchase Accounting

In the three months ended March 31, 2019 and 2018, the Company incurred charges related to the purchase accounting impact on share-based compensation related to the Zeltiq and Allergan, Inc. (“Legacy Allergan”) acquisitions, which increased cost of sales, selling and marketing and general and administrative expenses.

Other

In the three months ended March 31, 2019 and 2018, general and administrative costs included legal settlement charges of $10.4 million and $10.3 million, respectively.

Revenues and Shared Costs

Shared costs primarily include above site and unallocated costs associated with running our global manufacturing facilities and corporate general and administrative expenses.

In the three months ended March 31, 2019 and 2018, the Company incurred transactional foreign exchange losses of $6.8 million and $4.9 million, respectively.

Research and Development Expenses

R&D expenses consist predominantly of personnel-related costs, active pharmaceutical ingredient costs, contract research, license and milestone fees, biostudy and facilities costs associated with product development.

R&D expenses consisted of the following in the three months ended March 31, 2019 and 2018 ($ in millions):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Ongoing operating expenses	$397.9	$355.8	$42.1	11.8%
Milestone expenses and upfront license payments	34.1	113.4	(79.3)	(69.9)%
Contingent consideration adjustments, net	2.5	1.9	0.6	31.6%
Acquisition accounting fair market value adjustment to share-based compensation	0.4	2.8	(2.4)	(85.7)%
Acquisition, integration, and restructuring charges	0.1	0.8	(0.7)	(87.5)%
Total R&D Expenses	$435.0	$474.7	$(39.7)	(8.4)%

Operating Expenses

The increase in ongoing operating expenses in the three months ended March 31, 2019 is mainly due to increased product development spending in early stage development programs and increased spending in the Central Nervous System and Gastrointestinal therapeutic areas.

Milestone Expenses and Upfront License Payments

The following represents milestone expenses, asset acquisitions and upfront license payments in the three months ended March 31, 2019 and 2018, respectively ($ in millions):

	Three Months Ended March 31,
	2019	2018
Akarna Therapeutics, Ltd.	$10.0	$-
Chase Pharmaceuticals Corporation	-	75.0
Repros Therapeutics, Inc.	-	33.2
Other	24.1	5.2
Total	$34.1	$113.4

Amortization

Amortization in the three months ended March 31, 2019 and 2018 was as follows ($ in millions):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Amortization	$1,399.4	$1,697.6	$(298.2)	(17.6)%

Amortization for the three months ended March 31, 2019 decreased as compared to the three months ended March 31, 2018 primarily as a result of a decrease in amortization for Restasis® due to a reduced book value and remaining life as a result of an anticipated launch of a generic.

Goodwill, IPR&D and Other Impairments and Asset Sales, Net

Goodwill, IPR&D and other impairments and asset sales, net consisted of the following in the three months ended March 31, 2019 and 2018 ($ in millions):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Goodwill impairments	$2,467.0	$-	$2,467.0	n.a
IPR&D impairments	-	522.0	(522.0)	(100.0)%
Asset sales and impairments, net	(5.2)	13.1	(18.3)	n.m.

Refer to “NOTE 11 – Goodwill, Product Rights and Other Intangible Assets” for the description of the goodwill impairments and IPR&D impairments that the Company recorded in the three months ended March 31, 2019 and 2018.

As of December 31, 2018, the net asset value of the General Medicine Reporting Unit equaled fair value.  On March 6, 2019, Allergan announced negative topline results from three pivotal studies of rapastinel as an adjunctive treatment of Major Depressive Disorder (MDD). These results represented a triggering event for the Company’s General Medicine Reporting Unit.

In the three months ended March 31, 2019, primarily as a result of the impairment indicator noted above and a delay in clinical studies and anticipated launch of brazikumab, the Company recorded a $2,467.0 million goodwill impairment charge to its General Medicine Reporting Unit.

Interest Income

Interest income in the three months ended March 31, 2019 and 2018 was as follows ($ in millions):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Interest income	$21.3	$17.3	$4.0	23.1%

Interest income represents interest earned on cash and cash equivalents and marketable securities held during the respective periods.

Interest Expense

Interest expense consisted of the following in the three months ended March 31, 2019 and 2018 ($ in millions):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Fixed Rate Notes	$173.8	$228.9	$(55.1)	(24.1)%
Euro Denominated Notes	14.9	8.6	6.3	73.3%
Floating Rate Notes	5.0	6.4	(1.4)	(21.9)%
Other	8.1	6.7	1.4	20.9%
Interest expense	$201.8	$250.6	$(48.8)	(19.5)%

Interest expense in the three months ended March 31, 2019 decreased versus the three months ended March 31, 2018 due to scheduled maturities and early debt extinguishment of senior secured notes period-over-period, as well as the impact from debt refinancing in the prior year.

Other Income / (Expense), Net

Other income / (expense), net consisted of the following in the three months ended March 31, 2019 and 2018 ($ in millions):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Teva Share Activity	$-	$(77.7)	$77.7	(100.0)%
Debt extinguishment other	(0.3)	-	(0.3)	n.a
Other income / (expense), net	14.1	(1.1)	15.2	n.m.
Other income / (expense), net	$13.8	$(78.8)	$92.6	n.m.

Refer to “NOTE 6 – Other Income / (Expense)” for further details regarding the components of other income / (expense), net.

(Benefit) for Income Taxes

(Benefit) for income taxes in the three months ended March 31, 2019 and 2018 was as follows: ($ in millions):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
(Benefit) for income taxes	$(68.6)	$(682.2)	$613.6	(89.9)%
Effective tax rate	2.8%	70.6%

The Company’s effective tax rate for the three months ended March 31, 2019 was 2.8%, compared to 70.6% for the three months ended March 31, 2018. The effective tax rate for the three months ended March 31, 2019 was favorably impacted by a tax benefit of $91.5 million related to excess tax over book basis in a U.S. subsidiary that will reverse in the foreseeable future.  The effective tax rate was unfavorably impacted by a goodwill impairment charge of $2,467.0 million, for which no tax benefit was recorded.

The effective tax rate for the three months ended March 31, 2018 was favorably impacted by income earned in jurisdictions with tax rates lower than the Irish statutory rate and U.S. losses tax benefited at rates greater than the Irish statutory rate. This was offset by the additional U.S. tax on the earnings of certain non-U.S. subsidiaries which are considered Global Intangible Low Taxed Income (“GILTI”) and the tax impact of amortization of intangible assets at rates less than the Irish statutory rate. Additionally, the tax benefit for the three months ended March 31, 2018 included tax benefits of $421.9 million related to the restructuring of an acquired business, $117.5 million related to the impairment of an IPR&D project obtained as part of the acquisition of Vitae Pharmaceuticals, Inc. and $89.7 million related to excess tax over book basis in a U.S. subsidiary that will reverse in the foreseeable future.

The effective tax rate for the three months ended March 31, 2019 was lower compared to the three months ended March 31, 2018 primarily due to the goodwill impairment recorded in the first quarter of 2019 with no associated tax benefit and the absence of certain discrete tax benefits recorded in the first quarter of 2018.

Liquidity and Capital Resources

Working Capital Position

Working capital at March 31, 2019 and December 31, 2018 is summarized as follows ($ in millions):

	March 31,	December 31,	Increase
	2019	2018	(Decrease)
Current Assets:
Cash and cash equivalents	$788.5	$880.4	$(91.9)
Marketable securities	995.2	1,026.9	(31.7)
Accounts receivable, net	2,731.2	2,868.1	(136.9)
Inventories	943.2	846.9	96.3
Current assets held for sale	45.7	34.0	11.7
Prepaid expenses and other current assets	785.5	819.1	(33.6)
Total current assets	6,289.3	6,475.4	(186.1)
Current liabilities:
Accounts payable and accrued expenses	$4,634.4	$4,787.2	$(152.8)
Income taxes payable	126.9	72.4	54.5
Current portion of long-term debt	3,971.8	868.3	3,103.5
Current portion of lease liability - operating	116.1	-	116.1
Total current liabilities	8,849.2	5,727.9	3,121.3
Working Capital	$(2,559.9)	$747.5	$(3,307.4)
Current Ratio	0.71	1.13

Working capital movements were primarily due to the following:

•	The Company generated cash flows from operations of $1,234.0 million;
•	The Company paid dividends of $246.1 million and repurchased ordinary shares of $829.2 million in the three months ended March 31, 2019; and
•

The Company repurchased $152.0 million face value of senior notes through open market debt purchases and $3,123.8 million of notes were classified as current during the quarter based on their maturity date.

Cash Flows

The Company’s cash flows are summarized as follows ($ in millions):

	Three Months Ended March 31,
	2019	2018	$ Change
Net cash provided by operating activities	$1,234.0	$1,458.3	$(224.3)
Net cash (used in) / provided by investing activities	$(104.8)	$2,932.3	$(3,037.1)
Net cash (used in) financing activities	$(1,227.0)	$(5,207.7)	$3,980.7

Cash flows from operations represent net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities decreased $224.3 million in the three months ended March 31, 2019 versus the prior year period, due to an increase in cash taxes of $69.7 million, reduced accounts receivable collections and increased inventories.

Management expects that available cash balances and the remaining 2019 cash flows from operating activities will provide sufficient resources to fund our operating liquidity needs and expected capital expenditure funding requirements for at least the next twelve months.

Investing cash flows for the three months ended March 31, 2019 reflect the cash used in acquisitions of businesses of $80.6 million.  Investing cash flows for the three months ended March 31, 2018 reflect the net cash provided by the net sale of investments of $3,433.6 million offset, in part, by payments to settle Teva related matters of $466.0 million.

Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of ordinary shares, dividend payments and proceeds from the exercise of stock options. Cash used in financing activities in the three months ended March 31, 2019 primarily related to the repayment of indebtedness of $159.4 million, the repurchase of ordinary shares of $829.2 million and the payment of dividends of $246.1 million.  Cash used in financing activities in the three months ended March 31, 2018 primarily related to the repayment of indebtedness of $4,322.1 million, the repurchase of ordinary shares of $1,439.6 million, the payment of dividends of $319.5 million and payments to settle Teva related matters of $234.0 million, which was outstanding greater than one year, offset, in part, by borrowings under the revolving credit facility and other borrowings of $709.0 million and proceeds from the forward sale of Teva shares of $372.3 million.

Long-term obligations

The following table lists certain of our enforceable and legally binding obligations as of March 31, 2019. Certain amounts included herein are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal of lease agreements, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligation we will actually pay in future periods may vary from those reflected in the table.

The following is a summary of select contractual commitments as of March 31, 2019, including amounts accrued as of the balance sheet date to be paid in future periods ($ in millions):

	Payments Due by Period
	Total	Nine Months Ending December 31, 2019	2020-2021	2022-2023	Thereafter
Sales based and other milestone obligations	10,222.8	30.0	35.0	41.0	10,116.8
R&D / approval milestone obligations	6,061.9	204.7	1,042.8	540.8	4,273.6
Total	$16,284.7	$234.7	$1,077.8	$581.8	$14,390.4

The table above reflects the anticipated timing of R&D and approval related milestones and sales based milestones.  Certain agreements also include royalties based on commercial sales which are excluded from the table above. The following are contractual commitments relating to the R&D and approval related milestones and sales based milestones ($ in millions):

Transaction	Product	Maximum Milestones	R&D / Approval Milestones	Sales Based and Other Milestones
Heptares Therapeutics, Ltd	Neurological disorders	$3,224.5	$649.5	$2,575.0
Assembly Biosciences, Inc.	Gastrointestinal products	2,459.0	1,069.0	1,390.0
AstraZeneca plc License	Brazikumab	1,250.0	210.0	1,040.0
Akarna Therapeutics, Ltd	Inflammatory and fibrotic diseases	975.0	600.0	375.0
Tobira Therapeutics, Inc.	Cenicriviroc	800.1	400.1	400.0
Chase Pharmaceuticals Corporation	Neurodegenerative disorders	800.0	250.0	550.0
Merck & Co.	Ubrogepant & Atogepant	780.0	350.0	430.0
Retrosense Therapeutics, LLC	RST-001	495.0	245.0	250.0
AqueSys, Inc.	Xen Gel Stent	300.0	-	300.0
Topokine Therapeutics, Inc.	XAF5	260.0	110.0	150.0
Oculeve, Inc.	TrueTear®	150.0	50.0	100.0
Forsight VISION5, Inc.	Bimatoprost Ring	125.0	125.0	-
All Other		4,666.1	2,003.3	2,662.8
Total		$16,284.7	$6,061.9	$10,222.8

Such milestone payments will only be payable in the event that the Company achieves contractually defined, success-based milestones, such as:

•	the advancement of the specified research and development programs;
•	the receipt of regulatory approval for the specified compounds or products; and/or
•	reaching a sales threshold of the specified compounds or products.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, net revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Available Information

From time to time, we use our website, our Facebook, Instagram, LinkedIn and Twitter accounts and other social media channels as additional means of disclosing public information to investors, the media and others interested in the Company. Additionally, our Chairman, President and Chief Executive Officer, Brent L. Saunders, and our Executive Vice President and Chief Commercial Officer, Bill Meury, may use similar social media channels to disclose public information.  It is possible that certain information we post on our website and on social media could be deemed to be material information, and we encourage investors, the media and others interested in the Company to review the business and financial information we post on our website and on the social media channels identified above. The information on our website and those social media channels is not incorporated by reference into this Form 10-Q.

Cautionary note regarding forward-looking statements

Any statements made in this report that are not statements of historical fact or that refer to estimated or anticipated future events are “forward‑looking statements”, as contemplated in the Private Securities Litigation Reform Act of 1995.  Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “plan,” “intend,” “could,” “would,” “should,” “estimate,” “continue,” or “pursue,” or the negative or other variations thereof or comparable terminology, are intended to identify forward‑looking statements.  We have based our forward‑looking statements on management’s beliefs and assumptions based on information available to our management at the time these statements are made.  Such forward‑looking statements reflect our current perspective of our business, future performance, existing trends and information as of the date of this filing.  The statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict.  We caution the reader that these statements are based on certain assumptions, risks and uncertainties, many of which are beyond our control.  We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report.

Actual results may differ materially from our current expectations depending upon a number of factors affecting our business. These factors include, among others:

•	global economic and trade conditions;
•	our ability to successfully develop and commercialize new products;
•	uncertainty associated with the continued success of major products;
•	generic product competition with our branded products;
•	expiration of our patents on our branded products and the potential for increased competition from generic manufacturers;
•	the highly competitive nature of the pharmaceutical industry;
•	our ability to protect our technology rights, patents or other intellectual property;
•	costs and efforts to defend or enforce technology rights, patents or other intellectual property;
•	our ability to obtain and afford third-party licenses and proprietary technology that we need;
•	our potential infringement of others’ proprietary rights;
•	our dependency on third-party service providers and third-party manufacturers and suppliers that in some cases may be the only source of finished products or raw materials that we need;
•	availability of raw materials and other key ingredients;
•	our vulnerability to and ability to defend against product liability claims and obtain sufficient or any product liability insurance;
•	difficulties or delays in manufacturing;
•	the effect of regulation including our ability to comply with and operate successfully under regulatory regimes that apply to us, including healthcare and privacy regulations;
•	uncertainty and costs of legal actions and government investigations;
•	the difficulty of predicting the timing or outcome of product development efforts and regulatory agency approvals or actions, if any;
•	our ability to successfully navigate consolidation of our distribution network and concentration of our customer base;
•

risks associated with acquisitions, mergers and joint ventures, such as difficulties integrating businesses, uncertainty associated with financial projections, projected synergies, restructuring, increased costs, and adverse tax consequences;

•	the inherent uncertainty associated with financial projections;
•	fluctuations in our operating results and financial conditions;
•	the adverse impact of substantial debt and other financial obligations on the ability to fulfill and/or refinance debt obligations;
•	the effect of intangible assets and resulting impairment testing and impairment charges on our financial condition;
•	our ability to obtain additional debt or raise additional equity on terms that are favorable to us;
•	our ability to retain qualified employees and key personnel;
•	risks associated with cyber-security and vulnerability of our information and employee, customer and business information that we store digitally;
•	our ability to manage environmental liabilities;
•	our ability to continue foreign operations in countries and to maintain global operations;
•	uncertainty related to our dividend plan and share repurchase program;
•

risks associated with tax liabilities, or changes in U.S. federal or international tax laws or tax rulings to which we and our affiliates are subject, including changes that impact our effective tax rate and the risk that the Internal Revenue Service disagrees that we are a foreign corporation for U.S. federal tax purposes;

•	risks of fluctuations in foreign currency exchange rates;
•	our ability to maintain internal control over financial reporting;
•	the ability of Irish law to protect our shareholders;
•	the impact of Irish laws and regulations on our business, including limitations on capital management;
•	uncertainty on the enforceability of judgements against our officers and directors in an Irish court;
•	risks associated with Irish tax liabilities, which could subject us or our shareholders to Irish stamp duty, dividend withholding tax, income tax and/or capital acquisition tax; and
•	other risks and uncertainties including those discussed in “Risk Factors” in our Annual Report on Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Investment Risk

As of March 31, 2019, our total investments in marketable and equity securities of other companies, including equity method investments, but excluding securities considered cash and cash equivalents, were $1,053.1 million (included in marketable securities and investments and other assets). The fair values of these investments are subject to fluctuations due to volatility of the stock market and changes in general economic conditions.

We regularly review the carrying value of our investments and identify and recognize losses for income statement purposes.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our non-equity investment portfolio. Our cash is invested in money market securities.

Our permitted investments in marketable securities include highly liquid money market securities classified as available-for-sale securities.  No security as of March 31, 2019 has a maturity in excess of one year. These investments include floating rate securities that are exposed to interest rate fluctuations. Because of the short-term nature of these investments, we are subject to minimal interest rate risk and do not believe that an increase in market rates would have a significant negative impact on the value of our portfolio.

Floating Rate Debt

At March 31, 2019, borrowings outstanding under the floating rate notes were $2,070.6 million. Assuming a one percent increase in the applicable interest rate on the Company’s floating rates notes, annual interest expense would increase by approximately $14.2 million over the next twelve months.

In January 2019, Allergan entered into $500.0 million notional floating to fixed interest rate swaps maturing on March 12, 2020 whereby it fixed the interest rates on $500.0 million floating rate notes due March 12, 2020 to an average interest rate of 3.98%.  The swaps are being accounted for using hedge accounting treatment.

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

The Company is subject to transactions which are denominated in currencies other than the functional currency and therefore movements in exchange rates may impact the results of operations.  Net foreign currency losses reflected in general and administrative expenses were $6.8 million and $4.9 million for the three months ended March 31, 2019 and 2018, respectively.

The currency for Argentina was deemed hyperinflationary in the third quarter of 2018 and is now being accounted for using the Company’s functional currency.  The impact is immaterial to the Company’s operations.

In November 2018, the Company entered into a 700.0 million Euro forward contract to buy Euros while selling USD.  The derivative has a maturity of May 31, 2019.  The derivative instrument is marked-to-market to the P&L offsetting the revaluation (P&L) impact on the Euro 700.0 million variable interest debt. For the three months ended March 31, 2019, the Company recorded a loss of $22.5 million relating to this instrument in general and administrative expenses.

The Company is exposed to foreign exchange risk in its international operations from foreign currency purchases, net investments in foreign subsidiaries, and foreign currency assets and liabilities created in the normal course of business, including the Euro Denominated Notes. In the three months ended March 31, 2019, we used effective net investment hedges to partially offset the effects of foreign currency on our investments in certain of our foreign subsidiaries. The total notional amount of our instruments designated as net investment hedges was $5.0 billion as of March 31, 2019 and $5.1 billion as of December 31, 2018.  During the three months ended March 31, 2019 and 2018, the impact of the net investment hedges recorded in other comprehensive (loss) / income was a gain of $110.8 million and a loss of $95.1 million, respectively.

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

As required by SEC Rule 13a-15(b), Allergan plc carried out an evaluation, under the supervision and with the participation of Allergan plc’s management, including Allergan plc’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Allergan plc’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation Allergan plc’s Principal Executive Officer and Principal Financial Officer concluded that Allergan plc’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

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

As required by SEC Rule 13a-15(b), Warner Chilcott Limited carried out an evaluation, under the supervision and with the participation of Warner Chilcott Limited’s management, including Warner Chilcott Limited’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Warner Chilcott Limited’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation Warner Chilcott Limited’s Principal Executive Officer and Principal Financial Officer concluded that Warner Chilcott Limited’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

Changes in Internal Control Over Financial Reporting of Allergan plc and Warner Chilcott Limited

During the quarter ended March 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Allergan plc and Warner Chilcott Limited’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to “PART I, ITEM 3. LEGAL PROCEEDINGS,” of our Annual Report on Form 10-K for the year ended December 31, 2018 and “Legal Matters” in “NOTE 20 — Commitments and Contingencies” in the accompanying “Notes to the Consolidated Financial Statements” in this Quarterly Report.

ITEM 1A.	RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Form 10-K for the year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities; Uses of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2019, we repurchased 209,527 of Allergan plc’s Ordinary Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and directors.  The Company’s Board of Directors previously approved a $2.0 billion share repurchase program in July 2018, of which we repurchased $0.8 billion of our Ordinary Shares in the three months ended March 31, 2019.  On January 29, 2019, the Company announced that its Board of Directors approved a $2.0 billion share repurchase program, all of which remained outstanding as of March 31, 2019.

Period	Total Number of Shares Purchased	Total Number of Shares Purchased to Satisfy Tax Withholdings	Average Price Paid per Share	Total Number of Shares Purchased as Part of Share Repurchase Program	Average Price Paid per Share as Part of Share Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program ($ in millions)
January 1 - 31, 2019	2,408	2,408	$158.02	-	$-	$2,799.8
February 1 - 28, 2019	15,055	15,055	$141.61	-	$-	$2,799.8
March 1 - 31, 2019	5,522,312	192,064	$140.60	5,330,248	$150.02	$2,000.1
January 1 - March 31, 2019	5,539,775	209,527	$140.87	5,330,248	$150.02

ITEM 6.	EXHIBITS

Reference is hereby made to the Exhibit Index on page 74.

EXHIBIT INDEX

Exhibit	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. of the Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Scheme Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Label Definition Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2019.

ALLERGAN PLC WARNER CHILCOTT LIMITED

By:	/s/ Matthew M. Walsh
Name:	Matthew M. Walsh
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ James C. D’Arecca
Name:	James C. D’Arecca
Title:	Chief Accounting Officer (Principal Accounting Officer)