Form 10-Q
period 2019-06-30
Allergan plc; Warner Chilcott Ltd
filed 2019-08-08
CIK 1578845, 1620602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Number of shares of Allergan plc’s Ordinary Shares outstanding on August 6, 2019: 328,032,715. There is no trading market for securities of Warner Chilcott Limited, all of which are indirectly wholly owned by Allergan plc.

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

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

ALLERGAN PLC

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except par value)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$1,651.4	$880.4
Marketable securities	322.3	1,026.9
Accounts receivable, net	3,086.3	2,868.1
Inventories	1,004.5	846.9
Current assets held for sale	-	34.0
Prepaid expenses and other current assets	2,508.3	819.1
Total current assets	8,572.8	6,475.4
Property, plant and equipment, net	1,821.0	1,787.0
Right of use asset - operating leases	457.9	-
Investments and other assets	335.2	1,970.6
Non current assets held for sale	32.5	882.2
Deferred tax assets	689.1	1,063.7
Product rights and other intangibles	41,231.5	43,695.4
Goodwill	42,340.7	45,913.3
Total assets	$95,480.7	$101,787.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,995.3	$4,787.2
Income taxes payable	91.0	72.4
Current portion of long-term debt	3,094.2	868.3
Current portion of lease liability - operating	123.2	-
Total current liabilities	8,303.7	5,727.9
Long-term debt	19,609.3	22,929.4
Lease liability - operating	414.8	-
Other long-term liabilities	821.4	882.0
Other taxes payable	1,667.0	1,615.5
Deferred tax liabilities	4,968.4	5,501.8
Total liabilities	35,784.6	36,656.6
Commitments and contingencies (Refer to Note 20)
Equity:
Ordinary shares; $0.0001 par value per share; 1,000.0 million shares authorized, 327.9 million and 332.6 million shares issued and outstanding, respectively	$-	$-
Additional paid-in capital	55,811.9	56,510.0
Retained earnings	2,581.1	7,258.9
Accumulated other comprehensive income	1,281.7	1,345.2
Total shareholders’ equity	59,674.7	65,114.1
Noncontrolling interest	21.4	16.9
Total equity	59,696.1	65,131.0
Total liabilities and equity	$95,480.7	$101,787.6

See accompanying Notes to the Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues	$4,090.1	$4,124.2	$7,687.2	$7,796.3
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	652.3	481.8	1,150.1	1,004.6
Research and development	450.0	689.2	885.0	1,163.9
Selling and marketing	873.3	853.4	1,677.3	1,653.4
General and administrative	324.2	334.1	632.5	630.0
Amortization	1,402.0	1,697.1	2,801.4	3,394.7
Goodwill impairments	1,085.8	-	3,552.8	-
In-process research and development impairments	436.0	276.0	436.0	798.0
Asset sales and impairments, net	129.4	259.6	124.2	272.7
Total operating expenses	5,353.0	4,591.2	11,259.3	8,917.3
Operating (loss)	(1,262.9)	(467.0)	(3,572.1)	(1,121.0)

Interest income	9.7	6.3	31.0	23.6
Interest (expense)	(195.4)	(230.0)	(397.2)	(480.6)
Other (expense) / income, net	(4.7)	215.4	9.1	136.6
Total other (expense), net	(190.4)	(8.3)	(357.1)	(320.4)
(Loss) before income taxes and noncontrolling interest	(1,453.3)	(475.3)	(3,929.2)	(1,441.4)
Provision (benefit) for income taxes	301.6	(5.2)	233.0	(687.4)
Net (loss)	(1,754.9)	(470.1)	(4,162.2)	(754.0)
(Income) attributable to noncontrolling interest	(4.1)	(2.4)	(4.8)	(4.6)
Net (loss) attributable to shareholders	(1,759.0)	(472.5)	(4,167.0)	(758.6)
Dividends on preferred shares	-	-	-	46.4
Net (loss) attributable to ordinary shareholders	$(1,759.0)	$(472.5)	$(4,167.0)	$(805.0)

(Loss) per share attributable to ordinary shareholders
Basic	$(5.37)	$(1.39)	$(12.63)	$(2.39)
Diluted	$(5.37)	$(1.39)	$(12.63)	$(2.39)

Weighted average shares outstanding:
Basic	327.8	339.1	329.9	336.9
Diluted	327.8	339.1	329.9	336.9

See accompanying Notes to the Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

(Unaudited; in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss)	$(1,754.9)	$(470.1)	$(4,162.2)	$(754.0)
Other comprehensive income / (loss)
Foreign currency translation gains / (losses)	66.5	(448.6)	(61.3)	(264.8)
Unrealized (losses), net of tax	(1.2)	-	(2.2)	-
Total other comprehensive income / (loss), net of tax	65.3	(448.6)	(63.5)	(264.8)
Comprehensive (loss)	(1,689.6)	(918.7)	(4,225.7)	(1,018.8)
Comprehensive (income) attributable to noncontrolling interest	(4.1)	(2.4)	(4.8)	(4.6)
Comprehensive (loss) attributable to ordinary shareholders	$(1,693.7)	$(921.1)	$(4,230.5)	$(1,023.4)

See accompanying Notes to the Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities:
Net (loss)	$(4,162.2)	$(754.0)
Reconciliation to net cash provided by operating activities:
Depreciation	96.2	105.2
Amortization	2,801.4	3,394.7
Provision for inventory reserve	83.4	45.4
Share-based compensation	111.8	127.4
Deferred income tax benefit	(166.4)	(1,359.6)
Goodwill impairments	3,552.8	-
In-process research and development impairments	436.0	798.0
Loss on asset sales and impairments, net	124.2	272.7
Gain on sale of Teva securities, net	-	(60.9)
Gain on sale of business	-	(53.0)
Non-cash extinguishment of debt	0.2	4.0
Cash charge related to extinguishment of debt	-	(13.1)
Amortization of deferred financing costs	9.1	11.9
Non-cash lease expense	68.0	-
Contingent consideration adjustments, including accretion	46.8	(101.8)
Other, net	(19.3)	(0.3)
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	(220.6)	90.3
Decrease / (increase) in inventories	(179.3)	(113.3)
Decrease / (increase) in prepaid expenses and other current assets	23.9	39.3
Increase / (decrease) in accounts payable and accrued expenses	161.6	(40.4)
Increase / (decrease) in income and other taxes payable	(44.2)	365.4
Increase / (decrease) in other assets and liabilities	(79.1)	(59.4)
Net cash provided by operating activities	2,644.3	2,698.5
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(152.3)	(106.5)
Additions to product rights and other intangibles	(46.0)	-
Additions to investments	(738.2)	(1,455.9)
Proceeds from sale of investments and other assets	1,462.0	5,651.3
Payments to settle Teva related matters	-	(466.0)
Proceeds from sales of property, plant and equipment	17.7	11.5
Acquisitions of businesses, net of cash acquired	(80.6)	-
Net cash provided by investing activities	462.6	3,634.4
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness, including credit facility	3.3	709.0
Payments on debt, including finance lease obligations and credit facility	(1,039.1)	(5,366.8)
Cash charge related to extinguishment of debt	-	13.1
Payments of contingent consideration and other financing	(4.1)	(10.6)
Proceeds from stock plans	23.6	69.2
Proceeds from forward sale of Teva securities	-	465.5
Payments to settle Teva related matters	-	(234.0)
Repurchase of ordinary shares	(833.5)	(1,572.1)
Dividends paid	(488.8)	(563.7)
Net cash (used in) financing activities	(2,338.6)	(6,490.4)
Effect of currency exchange rate changes on cash and cash equivalents	2.7	15.0
Net increase / (decrease) in cash and cash equivalents	771.0	(142.5)
Cash and cash equivalents at beginning of period	880.4	1,817.2
Cash and cash equivalents at end of period	$1,651.4	$1,674.7
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Income taxes other, net of refunds	$450.9	$336.1
Interest	$401.1	$520.9
Schedule of Non-Cash Investing and Financing Activities:
Conversion of mandatory convertible preferred shares	$-	$4,929.7
Settlement of Teva Shares	$-	$465.5
Settlement of secured financing	$-	$(465.5)
Dividends accrued	$1.1	$1.4

See accompanying Notes to the Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited; in millions)

						Retained	Accumulated
					Additional	Earnings/	Other
	Ordinary Shares		Preferred Shares		Paid-in-	(Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income / (Loss)	Interest	Total
BALANCE, December 31, 2017	330.2	$-	5.1	$4,929.7	$54,013.5	$12,957.2	$1,920.7	$16.0	$73,837.1
Implementation of new accounting pronouncements	-	-	-	-	-	424.7	(63.0)	-	361.7
BALANCE, January 1, 2018	330.2	$-	5.1	$4,929.7	$54,013.5	$13,381.9	$1,857.7	$16.0	$74,198.8
Comprehensive (loss):
Net (loss) attributable to shareholders	-	-	-	-	-	(286.1)	-	-	(286.1)
Other comprehensive income, net of tax	-	-	-	-	-	-	183.8	-	183.8
Share-based compensation	-	-	-	-	72.5	-	-	-	72.5
Ordinary shares issued under employee stock plans	0.7	-	-	-	35.5	-	-	-	35.5
Dividends declared	-	-	-	-	-	(296.3)	-	-	(296.3)
Conversion of Mandatory Preferred Shares	17.8	-	(5.1)	(4,929.7)	4,929.7	-	-	-	-
Repurchase of ordinary shares under the share repurchase programs	(9.6)	-	-	-	(1,540.0)	-	-	-	(1,540.0)
Repurchase of ordinary shares	(0.1)	-	-	-	(24.3)	-	-	-	(24.3)
Movement in noncontrolling interest	-	-	-	-	-	-	-	2.1	2.1
BALANCE, March 31, 2018	339.0	$-	-	$-	$57,486.9	$12,799.5	$2,041.5	$18.1	$72,346.0
Comprehensive (loss):
Net (loss) attributable to shareholders	-	-	-	-	-	(472.5)	-	-	(472.5)
Other comprehensive (loss), net of tax	-	-	-	-	-	-	(448.6)	-	(448.6)
Share-based compensation	-	-	-	-	54.9	-	-	-	54.9
Ordinary shares issued under employee stock plans	0.3	-	-	-	33.7	-	-	-	33.7
Dividends declared	-	-	-	-	-	(244.1)	-	-	(244.1)
Repurchase of ordinary shares	-	-	-	-	(7.8)	-	-	-	(7.8)
Movement in noncontrolling interest	-	-	-	-	-	-	-	2.4	2.4
BALANCE, June 30, 2018	339.3	$-	-	$-	$57,567.7	$12,082.9	$1,592.9	$20.5	$71,264.0

BALANCE, December 31, 2018	332.6	$-	-	$-	$56,510.0	$7,258.9	$1,345.2	$16.9	$65,131.0
Implementation of new accounting pronouncement	-	-	-	-	-	(22.0)	-	-	(22.0)
BALANCE, January 1, 2019	332.6	$-	-	$-	$56,510.0	$7,236.9	$1,345.2	$16.9	$65,109.0
Comprehensive (loss):
Net (loss) attributable to shareholders	-	-	-	-	-	(2,408.0)	-	-	(2,408.0)
Other comprehensive (loss), net of tax	-	-	-	-	-	-	(128.8)	-	(128.8)
Share-based compensation	-	-	-	-	52.3	-	-	-	52.3
Ordinary shares issued under employee stock plans	0.7	-	-	-	9.7	-	-	-	9.7
Dividends declared	-	-	-	-	-	(246.1)	-	-	(246.1)
Repurchase of ordinary shares under the share repurchase programs	(5.3)	-	-	-	(799.7)	-	-	-	(799.7)
Repurchase of ordinary shares	(0.2)	-	-	-	(29.5)	-	-	-	(29.5)
Movement in noncontrolling interest	-	-	-	-	-	-	-	0.7	0.7
BALANCE, March 31, 2019	327.8	$-	-	$-	$55,742.8	$4,582.8	$1,216.4	$17.6	$61,559.6
Comprehensive (loss):
Net (loss) attributable to shareholders	-	-	-	-	-	(1,759.0)	-	-	(1,759.0)
Other comprehensive income, net of tax	-	-	-	-	-	-	65.3	-	65.3
Share-based compensation	-	-	-	-	59.5	-	-	-	59.5
Ordinary shares issued under employee stock plans	0.1	-	-	-	13.9	-	-	-	13.9
Dividends declared	-	-	-	-	-	(242.7)	-	-	(242.7)
Repurchase of ordinary shares	-	-	-	-	(4.3)	-	-	-	(4.3)
Movement in noncontrolling interest	-	-	-	-	-	-	-	3.8	3.8
BALANCE, June 30, 2019	327.9	$-	-	$-	$55,811.9	$2,581.1	$1,281.7	$21.4	$59,696.1

See accompanying Notes to the Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$1,650.0	$878.6
Marketable securities	322.3	1,026.9
Accounts receivable, net	3,086.3	2,868.1
Receivables from Parents	210.6	640.9
Inventories	1,004.5	846.9
Current assets held for sale	-	34.0
Prepaid expenses and other current assets	2,505.0	818.7
Total current assets	8,778.7	7,114.1
Property, plant and equipment, net	1,821.0	1,787.0
Right of use asset - operating leases	457.9	-
Investments and other assets	335.2	1,970.6
Non current assets held for sale	32.5	882.2
Deferred tax assets	689.1	1,063.7
Product rights and other intangibles	41,231.5	43,695.4
Goodwill	42,340.7	45,913.3
Total assets	$95,686.6	$102,426.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,995.2	$4,787.4
Payables to Parents	2,491.7	2,829.2
Income taxes payable	93.6	72.4
Current portion of long-term debt	3,094.2	868.3
Current portion of lease liability - operating	123.2	-
Total current liabilities	10,797.9	8,557.3
Long-term debt	19,609.3	22,929.4
Lease liability - operating	414.8	-
Other long-term liabilities	821.4	882.0
Other taxes payable	1,660.8	1,615.5
Deferred tax liabilities	4,968.5	5,501.8
Total liabilities	38,272.7	39,486.0
Commitments and contingencies (Refer to Note 20)
Equity:
Members' capital	64,509.4	65,797.9
Retained earnings	(8,398.6)	(4,219.7)
Accumulated other comprehensive income	1,281.7	1,345.2
Total members’ equity	57,392.5	62,923.4
Noncontrolling interest	21.4	16.9
Total equity	57,413.9	62,940.3
Total liabilities and equity	$95,686.6	$102,426.3

See accompanying Notes to the Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues	$4,090.1	$4,124.2	$7,687.2	$7,796.3
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	652.3	481.8	1,150.1	1,004.6
Research and development	450.0	689.2	885.0	1,163.9
Selling and marketing	873.3	853.4	1,677.3	1,653.4
General and administrative	316.4	299.5	622.5	593.6
Amortization	1,402.0	1,697.1	2,801.4	3,394.7
Goodwill impairments	1,085.8	-	3,552.8	-
In-process research and development impairments	436.0	276.0	436.0	798.0
Asset sales and impairments, net	129.4	259.6	124.2	272.7
Total operating expenses	5,345.2	4,556.6	11,249.3	8,880.9
Operating (loss)	(1,255.1)	(432.4)	(3,562.1)	(1,084.6)

Interest income	9.7	71.8	31.0	142.1
Interest (expense)	(195.4)	(230.0)	(397.2)	(480.6)
Other (expense) / income, net	(4.7)	215.4	9.1	136.6
Total other (expense) / income, net	(190.4)	57.2	(357.1)	(201.9)
(Loss) before income taxes and noncontrolling interest	(1,445.5)	(375.2)	(3,919.2)	(1,286.5)
Provision / (benefit) for income taxes	301.6	(5.2)	232.9	(687.4)
Net (loss)	(1,747.1)	(370.0)	(4,152.1)	(599.1)
(Income) attributable to noncontrolling interest	(4.1)	(2.4)	(4.8)	(4.6)
Net (loss) attributable to members	$(1,751.2)	$(372.4)	$(4,156.9)	$(603.7)

See accompanying Notes to the Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

(Unaudited; in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss)	$(1,747.1)	$(370.0)	$(4,152.1)	$(599.1)
Other comprehensive income / (loss)
Foreign currency translation gains / (losses)	66.5	(448.6)	(61.3)	(264.8)
Unrealized (losses), net of tax	(1.2)	-	(2.2)	-
Total other comprehensive income / (loss), net of tax	65.3	(448.6)	(63.5)	(264.8)
Comprehensive (loss)	(1,681.8)	(818.6)	(4,215.6)	(863.9)
Comprehensive (income) attributable to noncontrolling interest	(4.1)	(2.4)	(4.8)	(4.6)
Comprehensive (loss) attributable to members	$(1,685.9)	$(821.0)	$(4,220.4)	$(868.5)

See accompanying Notes to the Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities:
Net (loss)	$(4,152.1)	$(599.1)
Reconciliation to net cash provided by operating activities:
Depreciation	96.2	105.2
Amortization	2,801.4	3,394.7
Provision for inventory reserve	83.4	45.4
Share-based compensation	111.8	127.4
Deferred income tax benefit	(166.4)	(1,359.6)
Goodwill impairments	3,552.8	-
In-process research and development impairments	436.0	798.0
Loss on asset sales and impairments, net	124.2	272.7
Gain on sale of Teva securities, net	-	(60.9)
Gain on sale of business	-	(53.0)
Non-cash extinguishment of debt	0.2	4.0
Cash charge related to extinguishment of debt	-	(13.1)
Amortization of deferred financing costs	9.1	11.9
Non-cash lease expense	68.0	-
Contingent consideration adjustments, including accretion	46.8	(101.8)
Other, net	(19.3)	(0.3)
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	(220.6)	90.3
Decrease / (increase) in inventories	(179.3)	(113.3)
Decrease / (increase) in prepaid expenses and other current assets	26.8	40.6
Increase / (decrease) in accounts payable and accrued expenses	161.9	(38.2)
Increase / (decrease) in income and other taxes payable	(44.2)	365.4
Increase / (decrease) in other assets and liabilities, including receivable / payable with Parents	(102.2)	(181.0)
Net cash provided by operating activities	2,634.5	2,735.3
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(152.3)	(106.5)
Additions to product rights and other intangibles	(46.0)	-
Additions to investments	(738.2)	(1,455.9)
Proceeds from sale of investments and other assets	1,462.0	5,651.3
Payments to settle Teva related matters	-	(466.0)
Proceeds from sales of property, plant and equipment	17.7	11.5
Acquisitions of businesses, net of cash acquired	(80.6)	-
Net cash provided by investing activities	462.6	3,634.4
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness, including credit facility	3.3	709.0
Payments on debt, including finance lease obligations and credit facility	(1,039.1)	(5,366.8)
Cash charge related to extinguishment of debt	-	13.1
Payments of contingent consideration and other financing	(4.1)	(10.6)
Proceeds from forward sale of Teva securities	-	465.5
Payments to settle Teva related matters	-	(234.0)
Dividends to Parents	(1,288.5)	(2,103.7)
Net cash (used in) financing activities	(2,328.4)	(6,527.5)
Effect of currency exchange rate changes on cash and cash equivalents	2.7	15.0
Net income / (decrease) in cash and cash equivalents	771.4	(142.8)
Cash and cash equivalents at beginning of period	878.6	1,816.3
Cash and cash equivalents at end of period	$1,650.0	$1,673.5
Schedule of Non-Cash Investing and Financing Activities:
Settlement of Teva Shares	$-	$465.5
Settlement of secured financing	$-	$(465.5)

See accompanying Notes to the Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited; in millions, except share data)

	Members' Capital
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Noncontrolling Interest	Total
BALANCE, December 31, 2017	100.0	$72,935.1	$6,410.4	$1,920.7	$16.0	$81,282.2
Implementation of new accounting pronouncements	-	-	424.7	(63.0)	-	361.7
BALANCE, January 1, 2018	100.0	$72,935.1	$6,835.1	$1,857.7	$16.0	$81,643.9
Comprehensive (loss):
Net (loss) attributable to members	-	-	(231.3)	-	-	(231.3)
Other comprehensive income, net of tax	-	-	-	183.8	-	183.8
Dividends to Parents	-	-	(1,859.5)	-	-	(1,859.5)
Movement in noncontrolling interest	-	-	-	-	2.1	2.1
BALANCE, March 31, 2018	100.0	$72,935.1	$4,744.3	$2,041.5	$18.1	$79,739.0
Comprehensive (loss):
Net (loss) attributable to members	-	-	(372.4)	-	-	(372.4)
Other comprehensive (loss), net of tax	-	-	-	(448.6)	-	(448.6)
Dividends to Parents	-	-	(244.2)	-	-	(244.2)
Movement in noncontrolling interest	-	-	-	-	2.4	2.4
BALANCE, June 30, 2018	100.0	$72,935.1	$4,127.7	$1,592.9	$20.5	$78,676.2

BALANCE, December 31, 2018	100.0	$65,797.9	$(4,219.7)	$1,345.2	$16.9	$62,940.3
Implementation of new accounting pronouncement	-	-	(22.0)	-	-	(22.0)
BALANCE, January 1, 2019	100.0	$65,797.9	$(4,241.7)	$1,345.2	$16.9	$62,918.3
Comprehensive (loss):
Net (loss) attributable to members	-	-	(2,405.7)	-	-	(2,405.7)
Other comprehensive (loss), net of tax	-	-	-	(128.8)	-	(128.8)
Dividends to Parents	-	(1,045.8)	-	-	-	(1,045.8)
Movement in noncontrolling interest	-	-	-	-	0.7	0.7
BALANCE, March 31, 2019	100.0	$64,752.1	$(6,647.4)	$1,216.4	$17.6	$59,338.7
Comprehensive (loss):
Net (loss) attributable to members	-	-	(1,751.2)	-	-	(1,751.2)
Other comprehensive income, net of tax	-	-	-	65.3	-	65.3
Dividends to Parents	-	(242.7)	-	-	-	(242.7)
Movement in noncontrolling interest	-	-	-	-	3.8	3.8
BALANCE, June 30, 2019	100.0	$64,509.4	$(8,398.6)	$1,281.7	$21.4	$57,413.9

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

	As of June 30, 2019			As of December 31, 2018
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
Cash and cash equivalents	$1,651.4	$1,650.0	$1.4	$880.4	$878.6	$1.8
Prepaid expenses and other current assets	2,508.3	2,505.0	3.3	819.1	818.7	0.4
Accounts payable and accrued liabilities	4,995.3	4,995.2	0.1	4,787.2	4,787.4	(0.2)
Income taxes payable	91.0	93.6	(2.6)	72.4	72.4	-
Other taxes payable	1,667.0	1,660.8	6.2	1,615.5	1,615.5	-
Deferred tax liabilities	4,968.4	4,968.5	(0.1)	5,501.8	5,501.8	-
Total equity	59,696.1	57,413.9	2,282.2	65,131.0	62,940.3	2,190.7

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
General and administrative expenses	$324.2	$316.4	$7.8	$632.5	$622.5	$10.0
Operating (loss)	(1,262.9)	(1,255.1)	(7.8)	(3,572.1)	(3,562.1)	(10.0)
(Loss) before income taxes and noncontrolling interest	(1,453.3)	(1,445.5)	(7.8)	(3,929.2)	(3,919.2)	(10.0)
Provision for income taxes	301.6	301.6	-	233.0	232.9	0.1
Net (loss)	(1,754.9)	(1,747.1)	(7.8)	(4,162.2)	(4,152.1)	(10.1)
Net (loss) attributable to ordinary shareholders/members	(1,759.0)	(1,751.2)	(7.8)	(4,167.0)	(4,156.9)	(10.1)

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
General and administrative expenses	$334.1	$299.5	$34.6	$630.0	$593.6	$36.4
Operating (loss)	(467.0)	(432.4)	(34.6)	(1,121.0)	(1,084.6)	(36.4)
Interest income	6.3	71.8	(65.5)	23.6	142.1	(118.5)
(Loss) before income taxes and noncontrolling interest	(475.3)	(375.2)	(100.1)	(1,441.4)	(1,286.5)	(154.9)
Net (loss)	(470.1)	(370.0)	(100.1)	(754.0)	(599.1)	(154.9)
Dividends on preferred shares	-	-	-	46.4	-	46.4
Net (loss) attributable to ordinary shareholders/members	(472.5)	(372.4)	(100.1)	(805.0)	(603.7)	(201.3)

The differences between general and administrative expenses in the three and six months ended June 30, 2019 and 2018 were due to corporate related expenses incurred at Allergan plc.  The differences in total equity were due to historical differences in the results of operations of the companies and differences in equity awards and dividends.

During the three and six months ended June 30, 2018, the difference in interest income between Allergan plc and Warner Chilcott Limited was due to $5.8 billion and $4.0 billion in Receivables from the Parents and Non-current Receivables from the Parents, respectively.  These Receivables were related to intercompany loans between Allergan plc and subsidiaries of Warner Chilcott Limited and caused a difference in interest income between the two entities in the prior year.  These Receivables were contributed to the Parents during the year ended December 31, 2018 as an equity contribution and were reclassified from receivables to equity.

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

The Company adopted ASU 2016-01, Financial Instruments on January 1, 2018. The new standard required modified retrospective adoption through 2018 beginning Retained Earnings and Accumulated Other Comprehensive Income. This was incorrectly recorded as a loss through Other Comprehensive Income of $63.0 million during the quarter ended March 31, 2018.  This was corrected during 2018 and therefore, has no impact on the annual consolidated financial statements. The Company has determined that the adjustment was not material to any previously reported interim period.  The Consolidated Statement of Comprehensive (Loss) for the six months ended June 30, 2018 has been adjusted to correct for this error.

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

The following table summarizes the activity from operations in the Company’s major categories of SRA ($ in millions):

	Chargebacks	Rebates	Returns and Other Allowances	Cash Discounts	Total
Balance at December 31, 2018	$61.8	$1,908.5	$566.6	$30.7	$2,567.6
Provision related to sales in 2019	553.2	2,876.3	835.8	159.2	4,424.5
Credits and payments	(545.1)	(2,769.3)	(781.5)	(156.9)	(4,252.8)
Balance at June 30, 2019	$69.9	$2,015.5	$620.9	$33.0	$2,739.3
Contra accounts receivable at June 30, 2019	$69.9	$81.1	$34.6	$33.0	$218.6
Accounts payable and accrued expenses at June 30, 2019	$-	$1,934.4	$586.3	$-	$2,520.7

The following table summarizes the balance sheet classification of our SRA reserves ($ in millions):

	June 30, 2019	December 31, 2018
Contra accounts receivable	$218.6	$207.7
Accounts payable and accrued expenses	2,520.7	2,359.9
Total	$2,739.3	$2,567.6

The SRA provisions recorded to reduce gross product sales to net product sales were as follows ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gross product sales	$6,295.6	$6,095.5	$11,955.5	$11,711.6
Provisions to reduce gross product sales to net product sales	(2,284.8)	(2,087.3)	(4,424.5)	(4,122.4)
Net product sales	$4,010.8	$4,008.2	$7,531.0	$7,589.2
Percentage of SRA provisions to gross sales	36.3%	34.2%	37.0%	35.2%

Collectability Assessment

At the time of contract inception or customer account set-up, the Company performs a collectability assessment on the creditworthiness of such customer. The Company assesses the probability that the Company will collect the consideration to which it will be entitled in exchange for the goods sold. In evaluating collectability, the Company considers the customer’s ability and intention to pay consideration when it is due. On a recurring basis, the Company estimates the amount of receivables considered uncollectible after sale to the customer to reflect allowances for doubtful accounts.  Provision for bad debts, included in general and administrative expenses, were $3.9 million and $4.0 million in the three months ended June 30, 2019 and 2018, respectively.  Provision for bad debts, included in general and administrative expenses, were $7.3 million and $14.1 million in the six months ended June 30, 2019 and 2018, respectively.

Goodwill and Intangible Assets with Indefinite Lives

General

The Company tests goodwill and intangible assets with indefinite lives for impairment annually in the second quarter. Additionally, the Company may perform interim tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit or an indefinite lived intangible asset below its carrying amount. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units.

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

Acquired in-process research and development (“IPR&D”) intangible assets represent the value assigned to research and development projects acquired in a business combination that, as of the date acquired, represent the right to develop, use, sell and/or offer for sale a product or other intellectual property that has not been completed or approved. The IPR&D intangible assets are subject to impairment testing until completion or abandonment of each project. Upon abandonment, the assets are impaired if there is no future alternative use or ability to sell the asset. Impairment testing requires the development of significant estimates and assumptions involving the determination of estimated net cash flows for each year for each project or product (including net revenues, cost of sales, research and development (“R&D”) costs, probability of success of development projects, selling and marketing costs and other costs which may be allocated), determination of the appropriate discount rate in order to measure the risk inherent in each future cash flow stream, assessment of each asset’s life cycle, potential regulatory and commercial success risks, and competitive trends impacting the asset and each cash flow stream as well as other factors. The major risks and uncertainties associated with the timely and successful completion of IPR&D projects include legal risk, market risk and regulatory risk. Changes in our assumptions could result in future impairment charges. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change or the timely completion of each project and commercial success will occur. For these and other reasons, actual results may vary significantly from estimated results.

Upon successful completion of each project and approval of a product, we will make a separate determination of the useful life of the intangible asset, transfer the amount to currently marketed products (“CMP”) and amortization expense will be recorded over the estimated useful life.

Refer to “NOTE 11 –Goodwill, Product Rights, and Other Intangible Assets” for further discussion on the Company’s goodwill and intangible assets balances and impairments.

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

A reconciliation of the numerators and denominators of basic and diluted EPS follows ($ in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss):
Net (loss) attributable to ordinary shareholders	$(1,759.0)	$(472.5)	$(4,167.0)	$(805.0)

Basic weighted average ordinary shares outstanding	327.8	339.1	329.9	336.9

Basic EPS:
Net (loss) per share	$(5.37)	$(1.39)	$(12.63)	$(2.39)

Dividends per ordinary share	$0.74	$0.72	$1.48	$1.44

Diluted weighted average ordinary shares outstanding	327.8	339.1	329.9	336.9

Diluted EPS:
Net (loss) per share	$(5.37)	$(1.39)	$(12.63)	$(2.39)

Stock awards to purchase 1.6 million and 1.8 million ordinary shares for the three and six months ended June 30, 2019, respectively, were outstanding, but not included in the computation of diluted EPS, because the awards were anti-dilutive.  No shares were repurchased in the three months ended June 30, 2019.  The impact of the 5.3 million shares repurchased in the six months ended June 30, 2019 on basic EPS was 3.0 million weighted average shares.  Stock awards to purchase 2.2 million ordinary shares for the three and six months ended June 30, 2018 were outstanding, but not included in the computation of diluted EPS, because the awards were anti-dilutive.

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

As of June 30, 2019, we are developing a number of products, some of which utilize novel drug delivery systems, through a combination of internal and collaborative programs, and we additionally have products in development as part of our life-cycle management strategy for our existing product portfolio.  These development projects include but are not limited to the following:

Product	Therapeutic Area	Indication	Expected Launch Year	Phase
Cariprazine	Central Nervous System	Bipolar Depression	2019	Approved
Ubrogepant	Central Nervous System	Acute Migraine	2020	Review
Bimatoprost SR	Eye Care	Glaucoma	2020	Review
Abicipar	Eye Care	Age Related Macular Degeneration	2020	III
Atogepant	Central Nervous System	Prophylaxis Migraine	2021	III
Presbysol	Eye Care	Presbyopia	2021	III
Cenicriviroc	Gastrointestinal	NASH	2022	III
Relamorelin	Gastrointestinal	Gastroparesis	2023	III
Brimonidine DDS	Eye Care	Geographic Atrophy	2023	II
Botox	Medical Aesthetics	Platysma/Masseter	2025/2024	II
Abicipar	Eye Care	Diabetic Macular Edema	2025	II
Brazikumab	Gastrointestinal	Crohn's Disease	2025	II
Brazikumab	Gastrointestinal	Ulcerative Colitis	2026	II

Recent Accounting Pronouncements

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606.  The ASU provides more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants and only allows a company to present units of account in collaborative arrangements that are within the scope of the revenue recognition standard together with revenue accounted for under the revenue recognition standard. The parts of the collaborative arrangement that are not in the scope of the revenue recognition standard should be presented separately from revenue accounted for under the revenue recognition standard.  The amendments in ASU No. 2018-18 are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  The Company is evaluating the impact, if any, that this pronouncement will have on our financial position and results of operations.

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

NOTE 4 — Business Transactions

2019 Transactions

The following are the significant transactions that were completed or announced in the six months ended June 30, 2019.

AbbVie Inc.

On June 25, 2019, the Company announced that it entered into a transaction agreement (the “AbbVie Agreement”) under which AbbVie Inc. (“AbbVie”), a global, research-driven biopharmaceutical company, would acquire Allergan plc in a stock and cash transaction (the “AbbVie Transaction”), valued at $188.24 per Allergan share, or approximately $63.0 billion, based on AbbVie’s then-current stock price at the time the AbbVie Transaction was announced. At the closing of the proposed AbbVie Transaction, Company shareholders will receive 0.8660 shares of AbbVie common stock and $120.30 in cash for each of their existing shares. The AbbVie Transaction is subject to customary regulatory and shareholder approvals and other customary closing conditions. The AbbVie Transaction is anticipated to close in early 2020.

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

NOTE 5 — Assets Held for Sale

The following represents the assets held for sale ($ in millions):

	June 30,	December 31,
	2019	2018
Assets held for sale:
Inventories	$-	$34.0
Property, plant and equipment, net	32.5	32.8
Product rights and other intangibles	-	849.4
Total assets held for sale	$32.5	$916.2

As of December 31, 2018, the Company had concluded that its Anti-Infectives business met the criteria for held for sale based on management’s intent and ability to divest the business within the next twelve months.  Assets held for sale also include miscellaneous properties.  As of June 30, 2019, and as a result of the proposed AbbVie Transaction, the Company concluded that the Anti-Infectives business no longer met the criteria for held for sale.  The Anti-Infectives intangible assets and inventory were reclassified to held in use at the lower of their carrying amount before the asset was recorded as held for sale less any amortization that would have been recognized had the asset been continuously classified as held and used or their fair value at the date of the subsequent decision not to sell.  As a result of the reclassification, the Company recorded a charge of $129.6 million, primarily related to amortization that would have been recorded if the assets were held and used, within Assets, sales and impairments, net for the six month period the assets were held for sale.

NOTE 6 – Other (Expense) / Income

Other (expense) / income, net consisted of the following ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Teva Share Activity	$-	$138.6	$-	$60.9
Sales of business	-	53.0	-	53.0
Debt extinguishment other	0.1	9.1	(0.2)	9.1
Other (expense) / income, net	(4.8)	14.7	9.3	13.6
Other (expense) / income, net	$(4.7)	$215.4	$9.1	$136.6

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

***Market price represented average price over the life of the contract. On the May 7, 2018 settlement date, the closing stock price of Teva securities was $18.62.

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

Debt Extinguishment Other

During the three and six months ended June 30, 2019, the Company repurchased $97.8 million and $249.8 million, respectively, of senior notes in the open market.  The net gain / (loss) on the debt extinguishments was not material.

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

During the three and six months ended June 30, 2019 and 2018, the Company redeemed and retired the following senior notes ($ in millions):

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
Tranche	Face Value Retired	Cash Paid for Retirement	Face Value Retired	Cash Paid for Retirement	Remaining Value at June 30, 2019
3.000% due 2020	$97.8	$97.8	$180.7	$180.7	$2,526.0
3.450% due 2022	-	-	62.3	62.3	2,878.2
3.800% due 2025	-	-	6.8	6.8	3,020.7
Total	$97.8	$97.8	$249.8	$249.8	$8,424.9

	Three and Six Months Ended June 30, 2018
Tranche	Face Value Retired	Cash Paid for Retirement	Remaining Value at June 30, 2018
2.450% due 2019	$8.8	$8.8	$491.2
3.000% due 2020	40.7	40.6	3,459.3
3.450% due 2022	59.5	58.6	2,940.5
3.850% due 2024	11.2	10.9	1,188.8
3.800% due 2025	85.0	82.6	3,915.0
4.550% due 2035	115.0	110.1	2,385.0
4.850% due 2044	59.0	57.3	1,441.0
4.750% due 2045	76.7	73.9	1,123.3
Total	$455.9	$442.8	$16,944.1

Other (Expense) / Income, Net

Other (expense) / income, net includes the mark to market losses of $7.2 million and gains of $3.2 million, respectively, on equity securities held by the Company during the three and six months ended June 30, 2019.

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

	2019 Grants	2018 Grants
Dividend yield	1.7 - 1.8%	1.5%
Expected volatility	26.4%	27.0%
Risk-free interest rate	1.9%	2.2 - 2.9%
Expected term (years)	7.0	7.0

Share-Based Compensation Expense

Share-based compensation expense recognized in the Company’s results of operations for the three and six months ended June 30, 2019 and 2018 was as follows ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Equity-based compensation awards	$59.5	$54.9	$111.8	$127.4
Total share-based compensation expense	$59.5	$54.9	$111.8	$127.4

Unrecognized future share-based compensation expense was $409.1 million as of June 30, 2019. This amount will be recognized as an expense over a remaining weighted average period of 1.7 years. Share-based compensation is being amortized and charged to operations over the same period as the restrictions are eliminated for the participants, which is generally on a straight-line basis.

Share Activity

The following is a summary of equity award activity for unvested restricted stock and stock units in the period from December 31, 2018 through June 30, 2019 (in millions, except per share data):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Grant Date Fair Value
Restricted shares / units outstanding at December 31, 2018	2.5	$190.27	1.6	$472.9
Granted	1.5	139.83		207.8
Vested	(0.7)	209.91		(138.8)
Forfeited	(0.1)	177.79		(19.3)
Restricted shares / units outstanding at June 30, 2019	3.2	$161.46	1.8	$522.6

The following is a summary of equity award activity for non-qualified options to purchase ordinary shares in the period from December 31, 2018 through June 30, 2019 (in millions, except per share data):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, vested and expected to vest at December 31, 2018	6.3	$122.74	4.4	$69.0
Granted	0.3	140.29
Exercised	(0.3)	82.45
Cancelled	(0.1)	217.07
Outstanding, vested and expected to vest at June 30, 2019	6.2	$124.78	4.3	$265.2

The increase in the aggregate intrinsic value of the options is primarily related to an increase in the Company’s stock from $133.66 as of December 31, 2018 to $167.43 as of June 30, 2019.

NOTE 8 — Reportable Segments

The Company’s businesses are organized into the following segments: US Specialized Therapeutics, US General Medicine and International. In addition, certain revenues and shared costs, and the results of corporate initiatives, are managed outside of the three segments.  During the second quarter of 2019, the Company changed the operational and management structure for its in-development calcitonin gene-related peptide (“CGRP”) receptors, Ubrogepant and Atogepant.  These development products were previously reported within the US Specialized Therapeutics segment and have been transferred to the US General Medicine segment to align these development products with the management structure and reporting.  The revenues and cost of sales related to these products in the prior periods were zero and any selling and marketing expenses and general and administrative expenses were de minimis and therefore it was not necessary to recast prior periods.

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

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the three and six months ended June 30, 2019 and 2018 ($ in millions):

	Three Months Ended June 30, 2019
	US Specialized Therapeutics	US General Medicine	International	Total
Net revenues	$1,785.1	$1,455.7	$847.7	$4,088.5

Operating expenses:
Cost of sales(1)	151.0	231.3	145.6	527.9
Selling and marketing	368.0	250.1	253.6	871.7
General and administrative	37.6	30.4	28.4	96.4
Segment contribution	$1,228.5	$943.9	$420.1	$2,592.5
Contribution margin	68.8%	64.8%	49.6%	63.4%
Corporate(2)				352.2
Research and development				450.0
Amortization				1,402.0
Goodwill impairments				1,085.8
In-process research and development impairments				436.0
Asset sales and impairments, net				129.4
Operating (loss)				$(1,262.9)
Operating margin				(30.9)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Corporate includes net revenues of $1.6 million.

	Six Months Ended June 30, 2019
	US Specialized Therapeutics	US General Medicine	International	Total
Net revenues	$3,328.0	$2,705.6	$1,649.2	$7,682.8

Operating expenses:
Cost of sales(1)	271.1	421.8	255.3	948.2
Selling and marketing	724.8	460.6	491.2	1,676.6
General and administrative	92.2	74.2	54.1	220.5
Segment contribution	$2,239.9	$1,749.0	$848.6	$4,837.5
Contribution margin	67.3%	64.6%	51.5%	63.0%
Corporate(2)				610.2
Research and development				885.0
Amortization				2,801.4
Goodwill impairments				3,552.8
In-process research and development impairments				436.0
Asset sales and impairments, net				124.2
Operating (loss)				$(3,572.1)
Operating margin				(46.5)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Corporate includes net revenues of $4.4 million.

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

The following table presents our net revenue disaggregated by geography for our international segment for the three and six months ended June 30, 2019 and 2018 ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Europe	$386.2	$413.3	$740.6	$811.7
Asia Pacific, Middle East and Africa	261.5	283.6	512.2	524.4
Latin America and Canada	182.1	230.8	360.3	442.9
Other*	17.9	21.2	36.1	33.9
Total International	$847.7	$948.9	$1,649.2	$1,812.9
*Includes royalty and other revenue

The following tables present global net revenues for the top products greater than 10% of total revenues of the Company as well as a reconciliation of segment revenues to total net revenues for the three and six months ended June 30, 2019 and 2018 ($ in millions):

	Three Months Ended June 30, 2019
	US Specialized Therapeutics	US General Medicine	International	Total
Botox®	$699.4	$-	$274.6	$974.0
Juvederm® Collection	156.6	-	172.7	329.3
Restasis®	310.9	-	11.9	322.8
Linzess®/Constella®	-	196.0	4.8	200.8
Vraylar®	-	196.1	-	196.1
Lumigan®/Ganfort®	62.1	-	90.4	152.5
Bystolic® / Byvalson®	-	150.5	0.5	151.0
Lo Loestrin®	-	145.5	-	145.5
Alphagan®/Combigan®	91.6	-	40.9	132.5
Eye Drops	57.8	-	57.3	115.1
Ozurdex ®	29.9	-	81.0	110.9
Viibryd®/Fetzima®	-	107.8	2.7	110.5
Alloderm ®	101.2	-	2.2	103.4
Coolsculpting ® Consumables	60.7	-	20.3	81.0
Zenpep®	-	70.0	-	70.0
Carafate ® / Sulcrate ®	-	56.2	0.7	56.9
Armour Thyroid	-	56.7	-	56.7
Viberzi®	-	50.8	0.3	51.1
Skin Care	42.6	-	3.7	46.3
Asacol®/Delzicol®	-	31.6	9.7	41.3
Teflaro®	-	37.0	-	37.0
Breast Implants	67.6	-	(31.4)	36.2
Saphris®	-	32.6	-	32.6
Coolsculpting ® Systems & Add On Applicators	18.2	-	11.6	29.8
Avycaz®	-	26.7	-	26.7
Namzaric®	-	22.6	-	22.6
Dalvance®	-	20.3	2.2	22.5
Savella®	-	22.3	-	22.3
Liletta®	-	21.9	-	21.9
Canasa®/Salofalk®	-	8.0	4.1	12.1
Kybella® / Belkyra®	8.5	-	0.6	9.1
Namenda®	-	6.1	-	6.1
Rapaflo®	4.5	-	1.4	5.9
Aczone®	1.8	-	-	1.8
Other	71.7	197.0	85.5	354.2
Total segment revenues	$1,785.1	$1,455.7	$847.7	$4,088.5
Corporate revenues				1.6
Total net revenues				$4,090.1

	Six Months Ended June 30, 2019
	US Specialized Therapeutics	US General Medicine	International	Total
Botox®	$1,326.5	$-	$515.9	$1,842.4
Juvederm® Collection	286.3	-	330.5	616.8
Restasis®	542.6	-	22.3	564.9
Linzess®/Constella®	-	357.3	10.3	367.6
Vraylar®	-	339.8	-	339.8
Lumigan®/Ganfort®	119.8	-	175.5	295.3
Bystolic® / Byvalson®	-	278.8	0.9	279.7
Lo Loestrin®	-	271.3	-	271.3
Alphagan®/Combigan®	174.6	-	78.5	253.1
Eye Drops	107.2	-	112.7	219.9
Ozurdex ®	60.2	-	144.1	204.3
Alloderm ®	196.2	-	3.8	200.0
Viibryd®/Fetzima®	-	192.8	4.8	197.6
Coolsculpting ® Consumables	108.5	-	38.1	146.6
Zenpep®	-	133.0	-	133.0
Carafate ® / Sulcrate ®	-	110.5	1.3	111.8
Breast Implants	128.8	-	(20.2)	108.6
Armour Thyroid	-	106.7	-	106.7
Viberzi®	-	88.0	0.6	88.6
Skin Care	77.3	-	6.4	83.7
Asacol®/Delzicol®	-	56.3	20.0	76.3
Teflaro®	-	70.5	0.2	70.7
Saphris®	-	64.5	-	64.5
Avycaz®	-	56.4	-	56.4
Coolsculpting ® Systems & Add On Applicators	33.3	-	22.2	55.5
Namzaric®	-	46.0	-	46.0
Savella®	-	43.0	-	43.0
Liletta®	-	36.7	-	36.7
Dalvance®	-	32.3	2.2	34.5
Canasa®/Salofalk®	-	18.2	7.7	25.9
Rapaflo®	16.3	-	2.0	18.3
Kybella® / Belkyra®	15.8	-	2.2	18.0
Namenda®	-	15.6	-	15.6
Aczone®	3.4	-	-	3.4
Other	131.2	387.9	167.2	686.3
Total segment revenues	$3,328.0	$2,705.6	$1,649.2	$7,682.8
Corporate revenues				4.4
Total net revenues				$7,687.2

	Three Months Ended June 30, 2018
	US Specialized Therapeutics	US General Medicine	International	Total
Botox®	$658.5	$-	$276.0	$934.5
Restasis®	318.2	-	16.0	334.2
Juvederm® Collection	139.8	-	156.1	295.9
Linzess®/Constella®	-	191.8	6.4	198.2
Lumigan®/Ganfort®	73.0	-	100.5	173.5
Bystolic® / Byvalson®	-	148.1	0.6	148.7
Alphagan®/Combigan®	98.1	-	44.6	142.7
Lo Loestrin®	-	127.8	-	127.8
Eye Drops	53.8	-	72.4	126.2
Breast Implants	75.9	-	39.9	115.8
Vraylar®	-	114.2	-	114.2
Alloderm ®	107.1	-	2.3	109.4
Ozurdex ®	27.6	-	67.9	95.5
Coolsculpting ® Consumables	71.9	-	18.5	90.4
Viibryd®/Fetzima®	-	86.7	1.6	88.3
Zenpep®	-	55.5	-	55.5
Carafate ~~®~~ / Sulcrate ®	-	54.3	0.7	55.0
Canasa®/Salofalk®	-	45.0	4.5	49.5
Armour Thyroid	-	49.2	-	49.2
Coolsculpting ® Systems & Add On Applicators	36.4	-	12.4	48.8
Viberzi®	-	44.9	0.3	45.2
Asacol®/Delzicol®	-	32.6	12.4	45.0
Skin Care	34.3	-	4.1	38.4
Saphris®	-	33.8	-	33.8
Teflaro®	-	32.4	0.6	33.0
Namzaric®	-	31.8	-	31.8
Avycaz®	-	23.5	-	23.5
Rapaflo®	19.7	-	1.6	21.3
Aczone®	21.1	-	0.1	21.2
Savella®	-	19.1	-	19.1
Dalvance®	-	17.7	1.3	19.0
Liletta®	-	15.5	-	15.5
Kybella® / Belkyra®	11.2	-	2.3	13.5
Namenda®	-	3.4	-	3.4
Other	80.1	192.7	105.8	378.6
Total segment revenues	$1,826.7	$1,320.0	$948.9	$4,095.6
Corporate revenues				28.6
Total net revenues				$4,124.2

	Six Months Ended June 30, 2018
	US Specialized Therapeutics	US General Medicine	International	Total
Botox®	$1,231.0	$-	$520.8	$1,751.8
Restasis®	574.0	-	34.3	608.3
Juvederm® Collection	262.6	-	302.2	564.8
Linzess®/Constella®	-	351.1	12.0	363.1
Lumigan®/Ganfort®	139.8	-	200.9	340.7
Bystolic® / Byvalson®	-	280.9	1.1	282.0
Alphagan®/Combigan®	182.3	-	88.8	271.1
Lo Loestrin®	-	242.4	-	242.4
Eye Drops	100.0	-	141.2	241.2
Breast Implants	136.6	-	84.0	220.6
Alloderm ®	206.6	-	4.5	211.1
Vraylar®	-	198.6	-	198.6
Ozurdex ®	53.1	-	132.3	185.4
Viibryd®/Fetzima®	-	158.4	3.1	161.5
Coolsculpting ® Consumables	125.3	-	26.6	151.9
Carafate ® / Sulcrate ®	-	110.3	1.4	111.7
Zenpep®	-	108.4	-	108.4
Armour Thyroid	-	97.4	-	97.4
Asacol®/Delzicol®	-	70.8	24.1	94.9
Canasa®/Salofalk®	-	83.6	8.7	92.3
Coolsculpting ® Systems & Add On Applicators	70.1	-	13.5	83.6
Viberzi®	-	80.8	0.4	81.2
Skin Care	66.2	-	7.9	74.1
Saphris®	-	66.5	-	66.5
Namzaric®	-	65.2	-	65.2
Teflaro®	-	64.6	0.6	65.2
Rapaflo®	42.5	-	2.8	45.3
Avycaz®	-	45.3	-	45.3
Namenda®	-	44.0	-	44.0
Savella®	-	39.0	-	39.0
Aczone®	37.1	-	0.2	37.3
Dalvance®	-	29.6	1.3	30.9
Liletta®	-	23.6	-	23.6
Kybella® / Belkyra®	19.4	-	3.7	23.1
Other	158.7	383.2	196.5	738.4
Total segment revenues	$3,405.3	$2,543.7	$1,812.9	$7,761.9
Corporate revenues				34.4
Total net revenues				$7,796.3

On July 24, 2019, the Company announced a voluntary worldwide recall of BIOCELL® textured breast implants and tissue expanders as a precaution following notification of recently updated global safety information concerning the uncommon incidence of breast implant-associated anaplastic large cell lymphoma (BIA-ALCL) provided by the U.S. Food and Drug Administration (“FDA”).

In connection with the voluntary recall, the Company recorded an unfavorable adjustment to operating income of $95.9 million. Of this amount, $43.5 million related to estimated customer returns of product previously sold and was recorded as a reduction of net revenues, $44.2 million related to write-offs of inventory and other costs and was recorded in cost of sales, and $8.2 million related to the estimated penalties and costs to undertake the voluntary recall was recorded in selling, general and administrative expense.

NOTE 9 — Inventories

Inventories consist of finished goods held for sale and distribution, raw materials and work-in-process.  Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value.  The Company writes down inventories to net realizable value based on forecasted demand, market conditions or other factors, which may differ from actual results.

Inventories consisted of the following ($ in millions):

	June 30,	December 31,
	2019	2018
Raw materials	$335.8	$303.2
Work-in-process	145.5	145.7
Finished goods	683.3	520.2
	1,164.6	969.1
Less: inventory reserves	160.1	122.2
Total Inventories	$1,004.5	$846.9

In connection with the voluntary recall, the Company recorded a $44.2 million charge in Cost of Sales to write down inventory held by the Company and other costs related to the recall as of June 30, 2019.

NOTE 10 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following ($ in millions):

	June 30,	December 31,
	2019	2018
Accrued expenses:
Accrued third-party rebates	$1,934.4	$1,832.1
Accrued returns and other allowances	586.3	527.8
Accrued payroll and related benefits	484.8	694.3
Accrued R&D expenditures	189.8	215.5
Interest payable	187.5	191.4
Accrued pharmaceutical fees	186.1	145.3
Royalties payable	161.8	155.1
Litigation-related reserves and legal fees	158.0	92.0
Accrued non-provision taxes	67.2	68.5
Accrued selling and marketing expenditures	64.4	61.1
Accrued severance, retention and other shutdown costs	24.6	71.6
Current portion of contingent consideration obligations	10.5	8.3
Dividends payable	1.1	1.4
Other accrued expenses	420.3	373.0
Total accrued expenses	$4,476.8	$4,437.4
Accounts payable	518.5	349.8
Total accounts payable and accrued expenses	$4,995.3	$4,787.2

NOTE 11 — Goodwill, Product Rights and Other Intangible Assets

Goodwill

Goodwill for the Company’s reporting segments consisted of the following ($ in millions):

	US Specialized Therapeutics	US General Medicine	International	Total
Balance as of December 31, 2018	$20,675.6	$17,936.6	$7,301.1	$45,913.3
Acquisitions	34.1	-	-	34.1
Impairments	-	(3,552.8)	-	(3,552.8)
Re-allocation to current segments	(340.0)	340.0	-	-
Foreign exchange and other adjustments	-	-	(53.9)	(53.9)
Balance as of June 30, 2019	$20,369.7	$14,723.8	$7,247.2	$42,340.7

During the second quarter of 2019, the Company changed the operational and management structure for its in-development CGRP receptors, Ubrogepant and Atogepant.  The development products were previously reported within the US Specialized Therapeutics segment and have been transferred to the US General Medicine segment to align these development products with the management structure and reporting.  These development products were acquired as part of an asset acquisition and were therefore expensed in prior years.  Goodwill of $340.0 million was re-allocated from the US Specialized Therapeutics segment to the US General Medicine segment based on relative fair value as of June 30, 2019.  As a result of the transfer of these development projects, the Company performed its annual goodwill impairment test, both prior to and after, transfer.

Annual Testing

The Company performed its annual goodwill impairment test during the second quarter of 2019 by quantitatively evaluating its five Reporting Units.  As of June 30, 2019, the net asset value of the General Medicine Reporting Unit exceeded its fair value prior to the transfer of the products noted above and the Company recorded a $1,085.8 million goodwill impairment charge to its General Medicine Reporting Unit.  The charge is due in part to delays in the clinical studies as well as a reduction in the expected value of certain R&D projects.

The fair value of each of the Company’s other four reporting units exceeded its fair value by less than five percent except for the U.S. Botox Therapeutic Reporting Unit.  The General Medicine Reporting Unit, International Reporting Unit, US Eye Care Reporting Unit and US Medical Aesthetics Reporting Unit were the most sensitive to change in future valuation assumptions.  The Company’s US Eye Care Reporting Unit and US Medical Aesthetics Reporting Unit, which are components of its US Specialized Therapeutics Segment and have an allocated goodwill balance of $9,824.8 million and $7,698.8 million, respectively.  While management believes the assumptions used are reasonable and commensurate with the views of a market participant, changes in key assumptions for these Reporting Units, including increasing the discount rate, lowering revenue forecasts, lowering the operating margin, R&D pipeline delays, or lowering the long-term growth rate could result in a future impairment.  Other market factors and conditions could also result in downward revisions of the Company’s forecasts on future projected cash flows for these reporting units.  Negative events regarding R&D pipeline assets including, but not limited to, Abicipar, Atogepant, Bimatoprost SR, Ceniciviroc, and Ubrogepant, as well as next generation aesthetic products, could lead to further goodwill impairment charges.  As a result of the proposed AbbVie Transaction, a component of the Company’s implied enterprise value contemplates the share price of AbbVie as attributed to the Company.  If the AbbVie share price were to decline, the overall consideration associated with the AbbVie Transaction could be reduced which could result in a future goodwill impairment triggering event.

In performing the annual impairment test, the Company utilized discount rates ranging from 9.5% to 11.0%, which were consistent with the rates utilized in the impairment testing performed in the first quarter of 2019.  These rates increased versus the prior year annual testing discount rates of 8.5% to 10.0% to reflect changes in market conditions.  The Company also reduced long-term growth rate assumptions consistent with the implied enterprise value.  The assumptions used in evaluating goodwill for impairment are significant estimates, are subject to change, are assessed against historical performance by management and could result in additional impairment charges.

Non-Annual Testing

As of December 31, 2018, the net asset value of the General Medicine Reporting Unit equaled fair value.  On March 6, 2019, Allergan announced negative topline results from three pivotal studies of rapastinel as an adjunctive treatment of Major Depressive Disorder (MDD). These results represented a triggering event to perform an impairment test for the Company’s General Medicine Reporting Unit. During the first quarter of 2019, primarily as a result of the impairment test noted above and a delay in clinical studies and anticipated launch of brazikumab, the Company recorded a $2,467.0 million goodwill impairment charge to its General Medicine Reporting Unit.

As of June 30, 2019 and December 31, 2018, the gross balance of goodwill, prior to the consideration of impairments, was $48,751.9 million and $48,771.7 million, respectively.

Product Rights and Other Intangible Assets

Product rights and other intangible assets consisted of the following ($ in millions):

Cost Basis	Balance as of December 31, 2018	Additions	Impairments	IPR&D to CMP Transfers	Foreign Currency Translation / Other	Balance as of June 30, 2019
Intangibles with definite lives:
Product rights and other intangibles	$70,235.1	$90.9	$-	$75.6	$1,809.8	$72,211.4
Trade name	690.0	-	-	-	-	690.0
Total definite lived intangible assets	$70,925.1	$90.9	$-	$75.6	$1,809.8	$72,901.4
Intangibles with indefinite lives:
IPR&D	$5,048.1	$-	$(436.0)	$(75.6)	$-	$4,536.5
Total indefinite lived intangible assets	$5,048.1	$-	$(436.0)	$(75.6)	$-	$4,536.5
Total product rights and other intangibles	$75,973.2	$90.9	$(436.0)	$-	$1,809.8	$77,437.9

Accumulated Amortization	Balance as of December 31, 2018	Amortization	Impairments	IPR&D to CMP Transfers	Foreign Currency Translation / Other	Balance as of June 30, 2019
Intangibles with definite lives:
Product rights and other intangibles	$(31,985.0)	$(2,761.4)	$(129.6)	$-	$(997.6)	$(35,873.6)
Trade name	(292.8)	(40.0)	-	-	-	(332.8)
Total definite lived intangible assets	$(32,277.8)	$(2,801.4)	$(129.6)	$-	$(997.6)	$(36,206.4)
Total product rights and other intangibles	$(32,277.8)	$(2,801.4)	$(129.6)	$-	$(997.6)	$(36,206.4)
Net Product Rights and Other Intangibles	$43,695.4					$41,231.5

Six Months Ended June 30, 2019

During the second quarter of 2019, the Company performed its annual IPR&D impairment test and based on events occurring or decisions made within the quarter ended June 30, 2019, the Company recorded the following impairments:

•

a $133.0 million impairment as a result of competition and a decline in market opportunities of a facial aesthetic product obtained as part of the acquisition of Allergan, Inc. (the “Allergan Acquisition”);

•

a $176.0 million impairment as a result of reduced cash flow projections including higher than anticipated clinical trial costs for a GI project obtained as part of the acquisition of Tobira Therapeutics, Inc.; and

•	a $127.0 million impairment for two pipeline programs that had previously been deprioritized and were subsequently deemed to have no alternative use in the period.

Six Months Ended June 30, 2018

During the second quarter of 2018, the Company performed its annual IPR&D impairment test and based on events occurring or decisions made within the quarter ended June 30, 2018, the Company recorded the following impairments:

•	a $164.0 million impairment as a result of changes in launch plans based on clinical results of an eye care project obtained as part of the Allergan Acquisition;
•	a $40.0 million impairment due to a delay in clinical studies and anticipated approval date of a project obtained as part of the acquisition of Vitae Pharmaceuticals, Inc. (the “Vitae Acquisition”);
•	a $27.0 million impairment due to a delay in clinical studies and anticipated approval date of a medical dermatology project obtained as part of the Allergan Acquisition;
•	a $20.0 million impairment as a result of a strategic decision to no longer pursue approval internationally of an eye care project obtained as part of the Allergan Acquisition;
•	a $19.0 million impairment due to a delay in clinical studies and anticipated approval date for a CNS project obtained as part of the Allergan Acquisition; and
•	a $6.0 million impairment due to a delay in clinical studies and anticipated approval date of an eye care project obtained as part of the Allergan Acquisition.

In addition to the Company’s annual IPR&D impairment test, the Company impaired its retinoic acid receptor-related orphan receptor gamma (“RORyt”) IPR&D project obtained as part of the Vitae Acquisition by $522.0 million as a result of negative clinical data related to the oral psoriasis indication received in March 2018.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights and other related intangibles as of June 30, 2019 over the remainder of 2019 and each of the next five years is estimated to be as follows ($ in millions):

Amortization Expense
2019 remaining	$2,884.3
2020	$5,485.6
2021	$4,560.6
2022	$4,211.9
2023	$3,787.8
2024	$2,955.6

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

NOTE 12 — Long-Term Debt

Debt consisted of the following ($ in millions):

				Balance As of		Fair Market Value As of
	Guarantor	Issuance Date / Acquisition Date	Interest Payments	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Senior Notes:
Floating Rate Notes
$500.0 million floating rate notes due March 12, 2020 (1)	(4)	March 4, 2015	Quarterly	500.0	500.0	503.6	501.9
				500.0	500.0	503.6	501.9
Fixed Rate Notes
$3,500.0 million 3.000% notes due March 12, 2020	(4)	March 4, 2015	Semi-annually	2,526.0	2,706.7	2,533.7	2,694.8
$650.0 million 3.375% notes due September 15, 2020	(5)	March 17, 2015	Semi-annually	650.0	650.0	655.6	648.7
$750.0 million 4.875% notes due February 15, 2021	(6)	July 1, 2014	Semi-annually	450.0	450.0	463.5	459.4
$1,200.0 million 5.000% notes due December 15, 2021	(6)	July 1, 2014	Semi-annually	1,200.0	1,200.0	1,258.5	1,234.8
$3,000.0 million 3.450% notes due March 15, 2022	(4)	March 4, 2015	Semi-annually	2,878.2	2,940.5	2,929.9	2,891.0
$1,700.0 million 3.250% notes due October 1, 2022	(5)	October 2, 2012	Semi-annually	1,700.0	1,700.0	1,707.6	1,652.2
$350.0 million 2.800% notes due March 15, 2023	(5)	March 17, 2015	Semi-annually	350.0	350.0	348.2	332.8
$1,200.0 million 3.850% notes due June 15, 2024	(4)	June 10, 2014	Semi-annually	1,036.7	1,036.7	1,073.1	1,021.0
$4,000.0 million 3.800% notes due March 15, 2025	(4)	March 4, 2015	Semi-annually	3,020.7	3,027.5	3,119.0	2,956.0
$2,500.0 million 4.550% notes due March 15, 2035	(4)	March 4, 2015	Semi-annually	1,789.0	1,789.0	1,818.0	1,690.7
$1,000.0 million 4.625% notes due October 1, 2042	(5)	October 2, 2012	Semi-annually	456.7	456.7	447.9	412.4
$1,500.0 million 4.850% notes due June 15, 2044	(4)	June 10, 2014	Semi-annually	1,079.4	1,079.4	1,108.8	1,019.1
$2,500.0 million 4.750% notes due March 15, 2045	(4)	March 4, 2015	Semi-annually	881.0	881.0	900.2	836.6
				18,017.7	18,267.5	18,364.0	17,849.5

Euro Denominated Notes
€700.0 million floating rate notes due June 1, 2019 (2)	(4)	May 26, 2017	Quarterly	-	802.7	-	794.9
€700.0 million floating rate notes due November 15, 2020 (3)	(4)	November 15, 2018	Quarterly	796.1	802.7	795.1	791.3
€750.0 million 0.500% notes due June 1, 2021	(4)	May 26, 2017	Annually	853.0	860.0	859.4	849.7
€500.0 million 1.500% notes due November 15, 2023	(4)	November 15, 2018	Annually	568.7	573.4	591.7	572.4
€700.0 million 1.250% notes due June 1, 2024	(4)	May 26, 2017	Annually	796.1	802.7	815.8	775.5
€500.0 million 2.625% notes due November 15, 2028	(4)	November 15, 2018	Annually	568.7	573.4	623.6	573.4
€550.0 million 2.125% notes due June 1, 2029	(4)	May 26, 2017	Annually	625.5	630.7	656.3	594.7
				4,208.1	5,045.6	4,341.9	4,951.9
Total Senior Notes Gross				22,725.8	23,813.1	23,209.5	23,303.3
Unamortized premium				52.0	64.3	-	-
Unamortized discount				(59.6)	(64.5)	-	-
Total Senior Notes Net				$22,718.2	$23,812.9	$23,209.5	$23,303.3
Other Indebtedness
Debt Issuance Costs				(82.4)	(92.1)
Other				67.7	69.3
Total Other Borrowings				(14.7)	(22.8)
Capital Leases (7)				n.a.	7.6
Total Indebtedness				$22,703.5	$23,797.7

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
(7) The Company adopted ASU No. 2016-02 which changed the recognition of leases on the balance sheet. As of January 1, 2019, capital leases are no longer recognized within long-term debt.

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

The following represents the significant activity during the six months ended June 30, 2019 to the Company’s total indebtedness:

•	The Company repurchased and retired $249.8 million of senior notes at face value as a result of open market redemptions; and
•	The Company repaid the scheduled maturity of the €700.0 million floating rate notes due June 1, 2019.

Annual Debt Maturities

As of June 30, 2019, annual debt maturities of senior notes gross were as follows ($ in millions):

Total Payments
2019 remaining	$-
2020	4,472.1
2021	2,503.0
2022	4,578.2
2023	918.7
2024	1,832.8
2025 and after	8,421.0
Total senior notes gross	$22,725.8

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

Term

The remaining terms for leases other than real estate leases are between 1 and 9 years as of June 30, 2019. For real estate leases, the remaining lease terms are between 1 and 14 years as of June 30, 2019.

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

As of June 30, 2019, the Company had the following operating ROU assets and lease liabilities ($ in millions):

	June 30, 2019
	ROU Asset	Lease Liability
Real estate	$283.9	$350.9
Fleet	117.3	117.3
Other	56.7	69.8
Total operating leases	$457.9	$538.0

June 30, 2019
Current lease liability - operating	$123.2
Long-term lease liability - operating	414.8
Total lease liability - operating	$538.0

Finance leases are not material as of June 30, 2019.

For the three and six months ended June 30, 2019, the Company noted the following lease expense ($ in millions):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease expense*	$40.1	$72.4
Sublease (income)	(3.6)	(7.0)
Net operating lease expense	$36.5	$65.4
* Includes short-term and variable lease expenses of $0.7 million and $1.6 million, respectively, for the three and six months ended June 30, 2019.

As of June 30, 2019, the Company had the following lease commitments ($ in millions):

Total Payments
2019 remaining	$66.8
2020	117.4
2021	103.8
2022	59.6
2023	45.8
2024	39.3
2025 and after	152.3
Total undiscounted cash flows	$585.0
Future interest	(47.0)
Total lease liability - operating	$538.0

As of June 30, 2019, the weighted average remaining lease term for operating leases was 7.0 years with a weighted average discount rate of 2.7%.

The ROU assets obtained in exchange for operating lease obligations were $40.4 million and $63.8 million, respectively, for the three and six months ended June 30, 2019.  The cash paid for amounts included in the measurement of operating lease liabilities were $33.6 million and $74.4 million, respectively, for the three and six months ended June 30, 2019.

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

Total Payments
2019	$62.5
2020	52.5
2021	47.9
2022	43.3
2023	39.0
Thereafter	173.8
Total minimum lease payments	$419.0

NOTE 14 — Other Long-Term Liabilities

Other long-term liabilities consisted of the following ($ in millions):

	June 30,	December 31,
	2019	2018
Acquisition related contingent consideration liabilities	$376.9	$336.3
Long-term pension and post retirement liability	167.8	166.5
Legacy Allergan deferred executive compensation	92.9	90.8
Accrued R&D milestone	75.0	75.0
Deferred revenue	32.8	36.1
Product warranties	28.9	27.9
Long-term severance and restructuring liabilities	11.0	14.2
Long-term contractual obligations	-	43.2
Other long-term liabilities	36.1	92.0
Total other long-term liabilities	$821.4	$882.0

NOTE 15 — Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2019 was a provision of 5.9%, compared to a benefit of 47.7% for the six months ended June 30, 2018. The effective tax rate for the six months ended June 30, 2019 was favorably impacted by tax benefits of $118.0 million related to excess tax over book basis in a U.S. subsidiary that will reverse in the foreseeable future, $50.8 million for a U.S. capital loss and $107.3 million related to the impairment of certain intangible assets. The effective tax rate was unfavorably impacted by a tax charge of $375.0 million to establish a valuation allowance on certain non-U.S. deferred tax assets, $49.0 million related to an uncertain tax position and the goodwill impairment charge of $3,552.8 million, for which no tax benefit was recorded.

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

NOTE 16 — Shareholders’ Equity

Share Repurchase Programs

On January 29, 2019, the Company announced that its Board of Directors approved a $2.0 billion share repurchase program, all of which remained outstanding as of June 30, 2019.

The Company’s Board of Directors previously approved a $2.0 billion share repurchase program in July 2018.  As of June 30, 2019, the Company had completed the program and repurchased 12.5 million shares for $2.0 billion under the program, including $0.8 billion or 5.3 million shares in the six months ended June 30, 2019.

Preferred Shares

In the six months ended June 30, 2018, the Company paid $69.6 million of dividends on preferred shares. Each preferred share automatically converted to approximately 3.53 ordinary shares on March 1, 2018, for a total of 17,876,930 ordinary shares.

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

Derivatives Not Designated as Hedging Instruments

In November 2018, the Company entered into a 700.0 million Euro forward contract to buy Euros while selling USD.  The derivative had a maturity of May 31, 2019.  The derivative instrument was marked-to-market to the P&L, offsetting the revaluation (P&L) impact on the Euro 700.0 million variable interest debt which matured on June 1, 2019. As of December 31, 2018, the fair value of the Euro forward contract of $5.9 million was recorded in prepaid expenses and other current assets.  For the three and six months ended June 30, 2019, the Company recorded a loss of $7.3 million and $29.8 million, respectively, relating to this instrument in general and administrative expenses.

As of June 30, 2019 and December 31, 2018, the Company had additional outstanding third-party foreign currency forward instruments of $21.7 million and $42.1 million, respectively.  For the three and six months ended June 30, 2019, these additional outstanding third-party foreign currency forward instruments did not have material mark-to-market adjustments.

Derivatives Designated as Hedging Instruments

Cash Flow Hedge

In January 2019, Allergan entered into $500.0 million notional floating to fixed interest rate swaps maturing on March 12, 2020 whereby it fixed the interest rates on $500.0 million floating rate notes due March 12, 2020 to an average interest rate of 3.98%.  The swaps are being accounted for using hedge accounting treatment.  As of June 30, 2019, the fair value of the interest rate swaps of $2.2 million was recorded in accounts payable and accrued expenses.  For the three and six months ended June 30, 2019, the corresponding unrealized loss of $1.2 million and $2.2 million, respectively, was recorded in accumulated other comprehensive income / (loss).

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

The Company is exposed to foreign exchange risk in its international operations from foreign currency purchases, net investments in foreign subsidiaries, and foreign currency assets and liabilities created in the normal course of business, including its Euro Denominated Notes. In the six months ended June 30, 2019, we used effective net investment hedges to partially offset the effects of foreign currency on our investments in certain of our foreign subsidiaries. The total notional amount of our instruments designated as net investment hedges was $5.1 billion as of June 30, 2019 and December 31, 2018.  During the three and six months ended June 30, 2019, the impact of the net investment hedges recorded in other comprehensive loss was a loss of $69.0 million and a gain of $41.8 million, respectively, which offset the currency impact within our net investment in subsidiaries which are impacted by their Euro Denominated Notes.  During the three and six months ended June 30, 2018, the impact of the net investment hedges on other comprehensive income was a gain of $197.1 million and $102.0 million, respectively, which offset the currency impact of the Euro Denominated Notes.

NOTE 18 — Fair Value Measurement

Assets and liabilities that are measured at fair value using Fair Value Leveling or that are disclosed at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 consisted of the following ($ in millions):

	Fair Value Measurements as of June 30, 2019 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents*	$1,154.1	$1,154.1	$-	$-
Short-term investments	322.3	-	322.3	-
Deferred executive compensation investments	92.9	78.0	14.9	-
Royalty receivable	50.3	-	-	50.3
Investments and other	55.1	39.6	15.5	-
Total assets	$1,674.7	$1,271.7	$352.7	$50.3
Liabilities:
Deferred executive compensation liabilities	$92.9	$78.0	$14.9	$-
Contingent consideration obligations	387.4	-	-	387.4
Total liabilities	$480.3	$78.0	$14.9	$387.4

* Marketable securities with less than 90 days remaining until maturity at the time of acquisition are classified as cash equivalents.

	Fair Value Measurements as of December 31, 2018 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents*	$207.1	$207.1	$-	$-
Short-term investments	1,026.9	-	1,026.9	-
Deferred executive compensation investments	90.8	73.8	17.0	-
Royalty receivable	50.3	-	-	50.3
Investments and other	46.0	38.5	7.5	-
Total assets	$1,421.1	$319.4	$1,051.4	$50.3
Liabilities:
Deferred executive compensation liabilities	$90.8	$73.8	$17.0	$-
Contingent consideration obligations	344.6	-	-	344.6
Total liabilities	$435.4	$73.8	$17.0	$344.6

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

	Three Months Ended June 30,		Six Months Ended June 30,
Expense / (Income)	2019	2018	2019	2018
Cost of sales	$25.8	$(128.8)	$42.0	$(125.4)
Research and development	2.3	21.7	4.8	23.6
Total	$28.1	$(107.1)	$46.8	$(101.8)

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2019 and 2018 ($ in millions):

	Balance as of December 31, 2018	Net transfers in to (out of) Level 3	Purchases, settlements, and other net	Net accretion and fair value adjustments	Balance as of June 30, 2019
Liabilities:
Contingent consideration obligations	$344.6	$-	$(4.0)	$46.8	$387.4

	Balance as of December 31, 2017	Net transfers in to (out of) Level 3	Purchases, settlements, and other net	Net accretion and fair value adjustments	Balance as of June 30, 2018
Liabilities:
Contingent consideration obligations	$476.9	$-	$(10.7)	$(101.8)	$364.4

During the six months ended June 30, 2019, the activity in contingent consideration obligations by acquisition consisted of the following ($ in millions):

Business Acquisition	Balance as of December 31, 2018	Fair Value Adjustments and Accretion	Payments and Other	Balance as of June 30, 2019
Tobira acquisition	$255.0	$4.6	$-	$259.6
Medicines 360 acquisition	43.1	42.2	(2.7)	82.6
ForSight acquisition	24.1	0.2	0.1	24.4
Forest acquisition	13.6	(0.2)	(1.2)	12.2
AqueSys acquisition	5.4	0.1	-	5.5
Oculeve acquisition	1.7	-	-	1.7
Other	1.7	(0.1)	(0.2)	1.4
Total	$344.6	$46.8	$(4.0)	$387.4

Royalty Receivable

The fair value measurement of the royalty receivable is determined using Level 3 inputs and is based on a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity, and is based on our own assumptions. There were no material changes noted in the fair value of the royalty receivable for the six months ended June 30, 2019.

NOTE 19 — Business Restructuring Charges

Restructuring activities for the six months ended June 30, 2019 were as follows ($ in millions):

	Severance and Retention	Other	Total
Reserve balance at December 31, 2018	$71.4	$14.4	$85.8
Charged to expense
Cost of sales	1.2	-	1.2
Selling and marketing	0.3	-	0.3
General and administrative	3.7	2.3	6.0
Total expense	5.2	2.3	7.5
Cash payments	(54.8)	(0.8)	(55.6)
Non-cash adjustments	(2.1)	-	(2.1)
Reserve balance at June 30, 2019	$19.7	$15.9	$35.6

During the three and six months ended June 30, 2018, the Company recognized restructuring charges of $6.4 million and $24.3 million, respectively, including severance and other employee related charges of $6.4 million and $21.6 million.  The majority of these restructuring severance costs were paid during 2018.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued. As of June 30, 2019, the Company’s consolidated balance sheet includes accrued loss contingencies of approximately $80.0 million.  As of December 31, 2018, the Company’s consolidated balance sheet included accrued loss contingencies of approximately $65.0 million.

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

Intellectual Property Litigation

Patent Enforcement Matters

Bystolic®. On July 2, 2019, subsidiaries of the Company brought an action for infringement of U.S. Patent No. 6,545,040 in the United States District Court for the District of Delaware against Ajanta Pharma Ltd. and Ajanta Pharma USA Inc. (collectively, “Ajanta”) in connection with an abbreviated new drug application filed with the FDA by Ajanta seeking approval to market a generic version of Bystolic® and challenging said patent. No trial date or case schedule has been set.

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

Fetzima®. In October and November 2017, subsidiaries of the Company and Pierre Fabre Medicament S.A.S. brought actions for infringement of U.S. Patent Nos. RE43,879 (the “‘879 Patent”); 8,481,598 (the “‘598 Patent”); and 8,865,937 (the “‘937 Patent”) against MSN Laboratories Private Limited and MSN Pharmaceuticals Inc. (collectively, “MSN”), Prinston Pharmaceutical Inc. and Solco Healthcare U.S., LLC (collectively, “Prinston”), Torrent Pharmaceuticals Limited and Torrent Pharma Inc. (collectively, “Torrent”), West-Ward Pharmaceuticals International Limited and West-Ward Pharmaceuticals Corp. (collectively, “West-Ward”), Zydus Pharmaceuticals (USA) Inc. (“Zydus”), Aurobindo Pharma USA, Inc. and Aurobindo Pharma Limited (collectively, “Aurobindo”), and Amneal Pharmaceuticals LLC and Amneal Pharmaceuticals Private Limited (collectively, “Amneal”), in connection with abbreviated new drug applications, respectively filed with the FDA by MSN, Prinston, Torrent, West-Ward, Zydus, Aurobindo, and Amneal, each seeking approval to market generic versions of Fetzima® and challenging said patents. The ‘879 Patent expires in June 2023 (not including a pending application for patent term extension (“PTE”)), the ‘598 patent expires in March 2031, and the ‘937 Patent expires in May 2032.  The case is currently in fact discovery, and no trial date has been set.  Allergan entered into a settlement agreement with Amneal on December 18, 2018, and the case as against Amneal was dismissed.  Allergan entered into a settlement agreement with Prinston on June 6, 2019, and the case as against Prinston was dismissed.

In April 2019, subsidiaries of the Company and Pierre Fabre Medicament S.A.S. brought an action for infringement of the ‘879, ‘598 and ‘937 Patents against Micro Labs Ltd. and Micro Labs USA, Inc. (“Micro”) in connection with Micro’s abbreviated new drug application seeking approval to market a generic version of Fetzima® and challenging said patents.  No trial date has been set.

Juvéderm ®. On February 26, 2019, subsidiaries of the Company filed a complaint for infringement of U.S. Patent Nos. 8,450,475 (the “‘475 Patent), 8,357,795 (the “‘795 Patent”), 8,822,676 (the “‘676 Patent”), 9,089,519 (the “‘519 Patent”), 9,238,013 (the “‘013 Patent”) and 9,358,322 (the “‘322 Patent”) in the U.S. District Court for the District of Delaware against Prollenium US Inc. and Prollenium Medical Technologies Inc. (collectively, “Prollenium”). The complaint seeks, among other things, a judgment that Defendants have infringed these patents by making, selling, offering to sell, and importing Prollenium’s Revanesse® Versa+TM product within and into the United States. Plaintiffs seek injunctive relief and damages for Defendants’ infringement. Trial is scheduled for June 14, 2021.

Kybella®. On November 9, 2018, a subsidiary of the Company brought an action for infringement of U.S. Patent Nos. 8,101,593 (the “‘593 Patent”), 8,367,649 (the “‘649 Patent”) and 8,653,058 (the “‘058 Patent”) against Slayback Pharma LLC (“Slayback”) in the U.S. District Court for the District of New Jersey in connection with an abbreviated new drug application filed with the FDA by Slayback seeking approval to market a generic version of Kybella® and challenging said patents. The ‘593, ‘649, and ‘058 Patents expire in March 2030. On April 10, 2019, a subsidiary of the Company, together with Los Angeles Biomedical Research Institute at Harbor UCLA-Medical Center (“LA BioMed”) and The Regents of the University of California (the “Regents”) (all collectively, “Plaintiffs”), filed an amended complaint against Slayback asserting infringement of the ‘593, ‘649 and ‘058 Patents and U.S. Patent Nos. 7,622,130 (the “‘130 Patent”), 7,754,230 (the “‘230 Patent”), 8,298,556 (the “‘556 Patent”) and 8,846,066 (the “‘066 Patent”).  The ‘130 and ‘230 Patents expire in December 2027 (not including pending applications for patent term extension (“PTE”)), the ‘556 Patent expires in August 2025, and the ‘066 Patent expires in February 2025.  Plaintiffs entered into a settlement agreement with Slayback on June 12, 2019, and the case was dismissed.

Latisse® IV. In December 2016, Sandoz announced the U.S. market launch of its generic copy of Latisse®. In July 2017, subsidiaries of the Company and Duke University (collectively, “Plaintiffs”) filed a complaint for infringement of U.S. Patent Number 9,579,270 (“‘270 Patent”) against Defendants Sandoz Inc. (“Sandoz”) and Alcon Laboratories, Inc. (“Alcon”) in the U.S. District Court for the Eastern District of Texas (EDTX). The ‘270 patent expires in January 2021. In their complaint, Plaintiffs seek, among other things, a judgment that Defendants have infringed the ‘270 patent by making, selling, and offering to sell, and/or importing, their generic copy of Latisse® within the United States. Plaintiffs seek injunctive relief and damages for Defendants’ infringement. On April 3, 2018, the EDTX court issued an order, among other things, severing Plaintiff’s claims against Defendants and transferring Plaintiff’s claims against Alcon to the District Court of Delaware and Plaintiff’s claims against Sandoz to the District of Colorado. On October 5, 2018, the Delaware District Court entered an order dismissing the Delaware action against Alcon. Fact discovery is closed in the District of Colorado case against Sandoz and a trial date has not yet been set.

Latisse® V. On September 25, 2017, subsidiaries of the Company and Duke University brought an action for infringement of U.S. Patent No. 9,579,270 (the “‘270 Patent”) against Alembic Pharmaceuticals, Ltd., Alembic Global Holding SA, and Alembic Pharmaceuticals, Inc. (collectively, “Alembic”) in the U.S. District Court for the District of New Jersey in connection with an abbreviated new drug application filed with FDA by Alembic, seeking approval to market a generic version of Latisse® and challenging the ‘270 patent.  Subsidiaries of the Company and Duke entered into a settlement agreement with Alembic and the case was dismissed on April 4, 2019.

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

Linzess®. Beginning in November 2016 subsidiaries of the Company and Ironwood Pharmaceuticals, Inc. (collectively, “Plaintiffs”), brought multiple actions for infringement of some or all of U.S. Patent Nos. 7,304,036 (the “‘036 Patent”); 7,371,727 (the “‘727 Patent”); 7,704,947 (the “‘947 Patent”); 7,745,409 (the “‘409 Patent”); 8,080,526 (the “‘526 Patent”); 8,110,553 (the “‘553 Patent”); 8,748,573 (the “‘573 Patent”); 8,802,628 (the “‘628 Patent”); and 8,933,030 (the “‘030 Patent”) against Teva Pharmaceuticals USA, Inc. (“Teva”), Aurobindo Pharma Ltd. (“Aurobindo”), Mylan Pharmaceuticals Inc. (“Mylan”), Sandoz Inc. (“Sandoz”) and Sun Pharma Global FZE (“Sun”) in the U.S. District Court for the District of Delaware in connection with abbreviated new drug applications respectively filed with the FDA by Teva, Aurobindo, Mylan, Sandoz and Sun, each seeking approval to market generic versions of Linzess® 145 mcg and 290 mcg capsules and challenging some or all of said patents (“November 2016 Action”).  The ‘727, ‘947, ‘409, ‘526 and ‘553 Patents expire in January 2024; the ‘036 Patent expires in August 2026; and the ‘573, ‘628 and ‘030 Patents expire in 2031.  In the November 2016 Action, expert discovery has been completed.  On May 31, 2019, due to a scheduling conflict, the bench trial set for June 2019 was postponed.  Trial is now scheduled to begin on January 7, 2020.

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

On October 16, 2017, the District Court issued a decision and final judgment finding that the asserted claims of the ‘111 patent, the ‘048 patent, the ‘930 patent and the ‘191 patent were infringed, but invalid on the ground of obviousness. The District Court also held that the asserted claims were not invalid as anticipated, for lack of enablement, or for improper inventorship. On November 13, 2018, the U.S. Court of Appeals for the Federal Circuit issued a decision affirming the district court’s finding of invalidity of the asserted claims of the ‘111, ‘048, ‘930 and ‘191 Patents. On March 6, 2019, the Federal Circuit denied Allergan and the Tribe’s petition for rehearing, and a mandate issued on March 13, 2019. On April 10, 2019, Allergan and the Tribe filed a petition for a writ of certiorari with the United States Supreme Court, which was denied on June 3, 2019.

On December 22, 2016, a subsidiary of the Company filed a complaint for infringement of the ’111 patent, ’162 patent, ’556 patent, ’048 patent, ’930 patent, and the ’191 patent in the U.S. District Court for the Eastern District of Texas against Deva Holding A.S. (“Deva”). On March 6, 2018, the district court granted in part and denied in part the parties’ joint motion for entry of a stipulated order, and stayed the case until such time as the Federal Circuit in the lead appeal case with Teva, Mylan and Akron issues a mandate. The parties’ stipulation provides that Deva will be bound by the outcome of that appeal.  On April 30, 2019, the district court granted Deva’s motion for entry of final judgment and dismissal with prejudice, and the case was dismissed.

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

On March 14, 2019, the Federal Circuit vacated the district court’s July 2017 judgment that claims 1 and 4 are not invalid and remanded for the district court to consider a fact question and its impact on the obviousness analysis. On April 15, 2019, Plaintiffs filed a combined petition for panel rehearing and rehearing en banc with respect to this issue, which was denied on May 15, 2019.  In its March 14, 2019 order, the Federal Circuit also vacated the judgment of non-infringement of claims 4, 9 and 10 as to Alembic and Breckenridge and remanded for the district court to consider their infringement under a revised claim construction.

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

Trade Secret Matters

Botulinum Neurotoxin ITC Investigation. On January 30, 2019, subsidiaries of the Company and Medytox Inc. (collectively, “Complainants”) filed a complaint with the United States International Trade Commission (“ITC”) against Daewoong Pharmaceuticals Co., Ltd., Daewoong Co., Ltd., and Evolus Inc. (collectively, “Respondents”) requesting the ITC commence an investigation with respect to the Respondents’ importation into the United States of Respondents’ botulinum neurotoxin products, including DWP-450 (also known as JeuveauTM), which Complainants assert were developed, made and/or imported using Medytox’s trade secrets. Complainants seek, among other things, a permanent exclusionary order and cease and desist orders covering Respondents’ botulinum neurotoxin products, including DWP-450/JeuveauTM. On February 28, 2019, the ITC instituted an investigation into Respondents’ botulinum neurotoxin products, including DWP-450/JeuveauTM. Fact discovery closed on July 19, 2019. On July 24, 2019, the Administrative Law Judge issued an Order rescheduling the evidentiary hearing for February 4-7, 2020, and indicating that the target date for completion of the investigation would probably be extended to October 6, 2020.

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

Subsidiaries of the Company requested a preliminary injunction against Dermavita, Dima Corp, Aesthetic Services & Development, Jacqueline Sillam and Dimitri Sillam in the High Court of Paris, France. During June 2017, the Paris Court preliminarily enjoined the defendants, inter alia, to refrain from promoting or selling in France its Juvederm products, to transfer various domain names and to pay provisional damages to Allergan, on the basis that such use would infringe Allergan’s EU and French Juvéderm® trademarks and would amount to unfair competition. This injunction has become final. A subsidiary of the Company has also filed against Dermavita, Dima Corp. and others a full action of trademark infringement in the Paris court. Dermavita has submitted two requests that the full action be stayed pending the outcome of the Nanterre action and the EUIPO trademark proceedings, both mentioned below. The Paris court rejected Dermavita’s first stay request and subsequently ordered the defendants to pay more than 75,000 Euros in liquidated damages for violation of the preliminary injunction mentioned above. Dermavita’s second request for a stay remains pending.  Furthermore, Dermavita filed an action against subsidiaries of the Company in the Nanterre, France court alleging that the subsidiaries have not used its Juvéderm trademark and requesting the court to revoke the Company’s trademark based on its purported lack of use or purportedly invalid license and assignment agreements. On February 21, 2019, the Nanterre Court ruled in the Company’s favor, holding that the license and assignment agreements were valid and that Allergan has used its trademark in commerce.  Dermavita has appealed this decision.

On January 22, 2019, subsidiaries of the Company brought a related action for infringement of the Company’s Juvéderm® trademarks against Aesthetic Services and Development Limited, Juvederm Elite Clinics SARL and Jamal Hamadi in the (UK) High Court of Justice.  The case is in its early stages and no trial date has been set.

Furthermore, more than 150 trademark opposition and cancellation actions between Allergan and Dermavita have been filed in front of the USPTO, EUIPO and various other national and regional trademark offices around the world. Most of these actions remain pending; however, Allergan has received favorable decisions in more than thirty (30) such actions.

Antitrust Litigation

Asacol® Litigation. Class action complaints have been filed against certain subsidiaries of the Company on behalf of putative classes of direct and indirect purchasers. The lawsuits have been consolidated in the U.S. District Court for the District of Massachusetts. The complaints allege that plaintiffs paid higher prices for Asacol® HD and Delzicol® as a result of alleged actions preventing or delaying generic competition in the market for an older Asacol® product in violation of U.S. federal antitrust laws and/or state laws. Plaintiffs seek unspecified injunctive relief, treble damages and/or attorneys’ fees. The Company has settled the claims brought by the direct purchaser plaintiffs. While the district court granted the indirect purchaser plaintiffs’ motion for class certification, the Court of Appeals for the First Circuit later issued a decision reversing the lower court’s decision on class certification. The appellate court denied plaintiffs’ motion for rehearing en banc and remanded the case back to the District Court where the court denied plaintiffs’ renewed motion for class certification.  Recently, defendants made offers of judgment to the three remaining individual plaintiffs pursuant to Rule 68 of the Federal Rules of Civil Procedures which the plaintiffs have accepted.  The Rule 68 letters have been presented to the court so that it can enter final judgment in these cases.

Loestrin® 24 Litigation. Putative classes of direct and indirect purchasers as well as opt-out direct purchasers have filed complaints that have been consolidated in the U.S. District Court for the District of Rhode Island. The lawsuits allege that subsidiaries of the Company engaged in anticompetitive conduct, including when settling patent lawsuits related to Loestrin® 24 Fe, in violation of federal and state antitrust and consumer protection laws. The complaints each seek declaratory and injunctive relief and damages. The court recently granted the direct purchaser plaintiffs’ class certification motion and has yet to rule on the indirect purchaser plaintiffs’ class motion.  Summary judgement briefs are now fully briefed.

Namenda® Litigation. In 2014, the State of New York filed a lawsuit in the U.S. District Court for the Southern District of New York alleging that Forest was acting to prevent or delay generic competition to Namenda® in violation of federal and New York antitrust laws and committed other fraudulent acts in connection with its commercial plans for Namenda® XR. The district court granted the state’s motion for a preliminary injunction which was later affirmed by the Court of Appeals for the Second Circuit. The parties in that case then reached a settlement to resolve the dispute. Following the conclusion of the New York Attorney General Matter, putative class actions were filed on behalf of direct and indirect purchasers in the same federal court. The class action complaints make claims similar to those asserted by the New York Attorney General and also include claims that Namenda® patent litigation settlements between a Company subsidiary and generic companies also violated the antitrust laws. Plaintiffs seek unspecified injunctive relief, treble damages and attorneys’ fees. The court has denied defendants’ motion for summary judgement in the direct purchaser action, certified the direct purchaser class of plaintiffs and set a trial date for October 2019.  The court granted defendants’ motion to bifurcate the trial into separate phases in which the claims relating to the patent litigation settlements will be tried to verdict followed by the claims relating to Forest’s plans for Namenda XR.

Restasis® Competitor Litigation. Shire, which offers the dry-eye disease drug Xiidra®, sued subsidiaries of the Company in U.S. District Court for the District of New Jersey alleging that defendants unlawfully harmed competition by foreclosing Xiidra® from sales to Medicare Part D plans (and the members of such plans) through the use of discounts (a) contingent on Restasis® receiving preferential formulary treatment; and/or (b) across a bundle of Allergan’s products, including Restasis®. The complaint seeks injunctive relief and damages under federal and state law. The court issued a decision on March 22, 2019 granting the defendants’ motion to dismiss the complaint.  On April 25, 2019, Shire filed an amended complaint.  Defendants have moved to dismiss the amended complaint.  At the request of the parties, the court entered an Order on June 28, 2019, staying the action through December 27, 2019.

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

Commercial Litigation

Celexa®/Lexapro® Class Actions. Certain subsidiaries of the Company were named in federal court actions relating to the promotion of Celexa® and/or Lexapro® all of which were consolidated in an MDL proceeding in the U.S. District Court for the District of Massachusetts. Most of these claims were resolved through a settlement in September 2014. However, two lawsuits remain which assert claims under the federal Racketeer Influenced and Corrupt Organizations (“RICO”) Act. The court had entered summary judgment in favor of the defendants in both actions and denied plaintiffs’ class certification motions. Plaintiffs in both cases appealed the dismissal of their claims and denial of class certification to the United States Court of Appeals for the First Circuit and the appeals court issued a decision in January 2019 affirming the denial of the class certification motions but reversing the lower court’s decision granting the defendants’ summary judgment motions.

Warner Chilcott Marketing Practices. A putative nationwide class of private payer entities, or their assignees, that paid Medicare benefits on behalf of their beneficiaries filed a complaint against certain subsidiaries of the Company in the U.S. District Court for the District of Massachusetts. The complaint asserts claims under the federal RICO statute, state consumer protection statutes, common law fraud, and unjust enrichment with respect to the sale and marketing of certain products. The Court recently granted Defendants’ motion to dismiss the amended complaint.

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

Prescription Opioid Drug Abuse Litigation. The Company has been named as a defendant, along with several other manufacturers and distributors of opioid products, in over 2,000 matters relating to the promotion and sale of prescription opioid pain relievers and additional suits have been filed. The lawsuits allege generally that the manufacturer defendants engaged in a deceptive campaign to promote their products in violation of state laws and seek unspecified monetary damages, penalties and injunctive relief. Plaintiffs in these suits include states, political subdivisions of states (i.e., counties and municipalities), Native American tribes and other private litigants such as insurance plans, hospital systems and consumers who were prescribed opioid products and were subsequently treated for an overdose or addiction. Cases are pending in both federal and state courts. The federal court cases have been consolidated in an MDL in the U.S. District Court for the Northern District of Ohio, with a first set of cases set for trial in October 2019.

Testosterone Replacement Therapy Class Action. Subsidiaries of the Company were named in a class action complaint filed on behalf a putative class of third-party payers in the U.S. District Court for the Northern District of Illinois. The suit alleges that the Company’s subsidiaries violated various laws including the federal RICO statute and state consumer protection laws in connection with the sale and marketing of Androderm®. The class plaintiffs seek to obtain certain equitable relief, including injunctive relief and an order requiring restitution and/or disgorgement, and to recover damages and multiple damages in an unspecified amount. While the lawsuit is ongoing, the court has denied plaintiff’s class certification motion. On February 14, 2019, the court granted Defendants’ motion for summary judgment, dismissing the case in its entirety.   On June 12, 2019, plaintiffs/appellants filed their opening brief in the Seventh Circuit. Appellees’ Seventh Circuit brief was filed on July 17, 2019.

Oculeve Shareholder Dispute.  On February 26, 2019, Fortis Advisors LLC, as a representative of the former stockholders of Oculeve, Inc., filed a lawsuit against a subsidiary of the Company in state court in Delaware.  The lawsuit centers on a claim that the Company breached the terms of a July 2015 merger agreement.  The Company subsidiary has moved to dismiss the complaint.

Product Liability Litigation

Actonel® Litigation. A subsidiary of the Company is a defendant in over 500 filed cases in federal and various state courts, relating to the bisphosphonate prescription drug Actonel®. In addition, there are three cases pending in provincial courts in Canada, two involving single plaintiffs, and a third on behalf of a purported class of injured plaintiffs. The complaints allege, among other things, that Actonel® caused them to suffer osteonecrosis of the jaw (“ONJ”) and/or atypical fractures of the femur. Plaintiffs are seeking unspecified monetary and injunctive relief, as well as attorneys’ fees. The Company subsidiary is being indemnified by Sanofi for certain claims pursuant to an agreement with Sanofi and is being partially indemnified by the Procter & Gamble Company (“P&G”) for ONJ claims that were pending at the time the Company subsidiary acquired P&G’s global pharmaceutical business in 2009. Settlements have been reached that have resolved most of the pending ONJ-related claims. Recently, all pending Actonel cases in New Jersey state court were dismissed without prejudice subject to refilling after the U.S. Supreme Court issues a decision in Merck Sharp & Dohme Corp. v. Albrecht, Doc. No. 17-290.  The U.S. Supreme Court issued its decision on May 20, 2019 and remanded the Merck case to the Third Circuit.

Breast Implant Litigation. Certain Company subsidiaries are defendants in more than a dozen cases alleging that Allergan’s textured breast implants caused women to develop an uncommon condition known as breast implant associated anaplastic large cell lymphoma (“BIA-ALCL”), and that the defendants failed to properly warn against this risk and failed to promptly and properly report the results of the post-marketing studies relating to these products. These cases have been filed in both federal and state courts in the United States and well as provincial courts in Canada.  Five of the Canadian cases have been asserted on behalf putative classes of consumers. On July 24, 2019, Allergan announced a voluntary worldwide recall of unused BIOCELL textured breast implants and tissue expanders. This announcement may impact the number of product liability lawsuits related to BIA-ALCL filed.

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

Namenda XR®/Namzaric® Qui Tam.  A relator filed a qui tam lawsuit on behalf of the United States government and several individual states against the Company and certain of its subsidiaries along with Adamas Pharma LLC and Adamas Pharmaceuticals, Inc. (collectively, “Adamas”).  The lawsuit, filed in the U.S. District Court for the Northern District of California, was unsealed on February 6, 2019.   The federal and state governments have declined to intervene in this action.  The complaint alleges generally that the Adamas and Allergan defendants each engaged in conduct that delayed generic versions of Namenda XR® and/or Namzaric® from entering the market and that such conduct resulted in the submission of false claims to the government.  The Company defendants and Adamas have moved to dismiss the complaint.

Medical Aesthetics Qui Tam.  A subsidiary of the Company was recently served with a qui tam lawsuit that was filed in the U.S. District Court for the Central District of California on behalf of the United States and several individual states.  The federal and state governments have declined to intervene in this action.  The complaint alleges that certain promotional programs and sampling practices of the Company’s Medical Aesthetics business result in price reporting violations and violate anti-kickback statutes.  The Company subsidiary has moved to dismiss this complaint.

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

Lidoderm® Litigation. The U.S. Federal Trade Commission filed a lawsuit in federal district court in the Eastern District of Pennsylvania against the Company and one of its former global generics business subsidiaries and others alleging that patent litigation settlements relating to Lidoderm were anticompetitive. The FTC voluntarily withdrew its complaint in Pennsylvania and filed a similar complaint in the U.S. District Court for the Northern District California where similar lawsuits filed by private plaintiffs were already pending and where the State of California filed a similar complaint against the same defendants. Defendants in the Pennsylvania action filed a declaratory judgment action against the FTC in the Pennsylvania federal court but the court granted the FTC’s motion to dismiss this lawsuit. The FTC and State of California’s actions were stayed pending the declaratory judgment action in the Eastern District of Pennsylvania. The former global generics entities reached agreements with the government and private plaintiffs to resolve this action in its entirety, including with respect to any claims against the Company.

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

WCL has revised its consolidating balance sheets as previously presented in Footnote 26 of the December 31, 2018 Annual Report on Form 10-K and its consolidating financial statements as previously presented in Footnote 20 of the June 30, 2018 Quarterly Report on Form 10-Q due to a change in the Company’s legal entity structure and other reclassifications that occurred during the six months ended June 30, 2019.  As a result, prior period information has been recast to conform to the current period presentation.

The following financial information presents the consolidating balance sheets as of June 30, 2019 and December 31, 2018, the related statements of operations for the three and six months ended June 30, 2019 and 2018 and the statements of cash flows for the six months ended June 30, 2019 and 2018.

Warner Chilcott Limited

Consolidating Balance Sheets

As of June 30, 2019

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
ASSETS
Current assets:
Cash and cash equivalents	$0.1	$8.1	$0.1	$-	$1,641.7	$-	$1,650.0
Marketable securities	-	100.1	-	-	222.2	-	322.3
Accounts receivable, net	-	-	-	-	3,086.3	-	3,086.3
Receivables from Parents	-	-	-	-	210.6	-	210.6
Inventories	-	-	-	-	1,004.5	-	1,004.5
Intercompany receivables	-	3,298.1	217.2	28.2	27,235.6	(30,779.1)	-
Prepaid expenses and other current assets	-	-	-	33.3	2,471.7	-	2,505.0
Total current assets	0.1	3,406.3	217.3	61.5	35,872.6	(30,779.1)	8,778.7
Property, plant and equipment, net	-	-	-	-	1,821.0	-	1,821.0
Right of use asset - operating leases	-	-	-	-	457.9	-	457.9
Investments and other assets	-	-	-	-	335.2	-	335.2
Investment in subsidiaries	57,413.8	65,995.6	25,114.8	95,506.7	-	(244,030.9)	-
Non current intercompany receivables	-	15,939.7	-	-	1,115.4	(17,055.1)	-
Non current assets held for sale	-	-	-	-	32.5	-	32.5
Deferred tax assets	-	49.6	-	-	639.5	-	689.1
Product rights and other intangibles	-	-	-	-	41,231.5	-	41,231.5
Goodwill	-	-	-	-	42,340.7	-	42,340.7
Total assets	$57,413.9	$85,391.2	$25,332.1	$95,568.2	$123,846.3	$(291,865.1)	$95,686.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	-	0.1	154.5	95.6	4,745.0	-	4,995.2
Intercompany payables	-	16,431.5	356.5	10,447.6	3,543.5	(30,779.1)	-
Payables to Parents	-	-	-	-	2,491.7	-	2,491.7
Income taxes payable	-	-	2.4	-	91.2	-	93.6
Current portion of long-term debt	-	-	3,006.4	-	87.8	-	3,094.2
Current portion of lease liability - operating	-	-	-	-	123.2	-	123.2
Total current liabilities	-	16,431.6	3,519.8	10,543.2	11,082.4	(30,779.1)	10,797.9
Long-term debt	-	-	14,795.2	2,141.0	2,673.1	-	19,609.3
Lease liability - operating	-	-	-	-	414.8	-	414.8
Other long-term liabilities	-	-	-	-	821.4	-	821.4
Long-term intercompany payables	-	-	-	1,115.4	15,939.7	(17,055.1)	-
Other taxes payable	-	-	-	-	1,660.8	-	1,660.8
Deferred tax liabilities	-	-	-	-	4,968.5	-	4,968.5
Total liabilities	-	16,431.6	18,315.0	13,799.6	37,560.7	(47,834.2)	38,272.7
Total equity / (deficit)	57,413.9	68,959.6	7,017.1	81,768.6	86,285.6	(244,030.9)	57,413.9
Total liabilities and equity	$57,413.9	$85,391.2	$25,332.1	$95,568.2	$123,846.3	$(291,865.1)	$95,686.6

Warner Chilcott Limited

Consolidating Balance Sheets

As of December 31, 2018

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
ASSETS
Current assets:
Cash and cash equivalents	$0.1	$1.8	$0.8	$-	$875.9	$-	$878.6
Marketable securities	-	489.9	-	-	537.0	-	1,026.9
Accounts receivable, net	-	-	-	-	2,868.1	-	2,868.1
Receivables from Parents	-	-	-	-	640.9	-	640.9
Inventories	-	-	-	-	846.9	-	846.9
Intercompany receivables	-	3,534.7	961.0	16.7	24,779.3	(29,291.7)	-
Current assets held for sale	-	-	-	-	34.0	-	34.0
Prepaid expenses and other current assets	-	-	-	33.3	785.4	-	818.7
Total current assets	0.1	4,026.4	961.8	50.0	31,367.5	(29,291.7)	7,114.1
Property, plant and equipment, net	-	-	-	-	1,787.0	-	1,787.0
Investments and other assets	-	-	-	-	1,970.6	-	1,970.6
Investment in subsidiaries	62,940.2	73,846.0	26,428.5	99,328.5	-	(262,543.2)	-
Non current intercompany receivables	-	28,239.4	18,090.2	-	19,674.2	(66,003.8)	-
Non current assets held for sale	-	-	-	-	882.2	-	882.2
Deferred tax assets	-	43.6	-	-	1,020.1	-	1,063.7
Product rights and other intangibles	-	-	-	-	43,695.4	-	43,695.4
Goodwill	-	-	-	-	45,913.3	-	45,913.3
Total assets	$62,940.3	$106,155.4	$45,480.5	$99,378.5	$146,310.3	$(357,838.7)	$102,426.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	-	0.1	156.3	92.9	4,538.1	-	4,787.4
Intercompany payables	-	14,315.0	21.7	10,442.6	4,512.4	(29,291.7)	-
Payables to Parents	-	-	-	-	2,829.2	-	2,829.2
Income taxes payable	-	-	-	-	72.4	-	72.4
Current portion of long-term debt	-	-	779.6	-	88.7	-	868.3
Total current liabilities	-	14,315.1	957.6	10,535.5	12,040.8	(29,291.7)	8,557.3
Long-term debt	-	-	18,090.2	2,135.9	2,703.3	-	22,929.4
Other long-term liabilities	-	-	-	-	882.0	-	882.0
Long-term intercompany payables	-	18,597.4	-	1,076.8	46,329.6	(66,003.8)	-
Other taxes payable	-	-	-	-	1,615.5	-	1,615.5
Deferred tax liabilities	-	-	-	-	5,501.8	-	5,501.8
Total liabilities	-	32,912.5	19,047.8	13,748.2	69,073.0	(95,295.5)	39,486.0
Total equity / (deficit)	62,940.3	73,242.9	26,432.7	85,630.3	77,237.3	(262,543.2)	62,940.3
Total liabilities and equity	$62,940.3	$106,155.4	$45,480.5	$99,378.5	$146,310.3	$(357,838.7)	$102,426.3

Warner Chilcott Limited

Consolidating Statements of Operations

For the Three Months Ended June 30, 2019

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$4,090.1	$-	$4,090.1
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	652.3	-	652.3
Research and development	-	-	-	-	450.0	-	450.0
Selling and marketing	-	-	-	-	873.3	-	873.3
General and administrative	-	-	-	-	316.4	-	316.4
Amortization	-	-	-	-	1,402.0	-	1,402.0
Goodwill impairments	-	-	-	-	1,085.8	-	1,085.8
In-process research and development impairments	-	-	-	-	436.0	-	436.0
Asset sales and impairments, net	-	-	-	-	129.4	-	129.4
Total operating expenses	-	-	-	-	5,345.2	-	5,345.2
Operating (loss)	-	-	-	-	(1,255.1)	-	(1,255.1)

Interest (expense) / income, net	-	(23.5)	48.0	(20.0)	(190.2)	-	(185.7)
Other (expense), net	-	-	-	-	(4.7)	-	(4.7)
Total other (expense) / income, net	-	(23.5)	48.0	(20.0)	(194.9)	-	(190.4)
(Loss) / income before income taxes and noncontrolling interest	-	(23.5)	48.0	(20.0)	(1,450.0)	-	(1,445.5)
Provision for income taxes	-	1.8	-	-	299.8	-	301.6
Losses / (earnings) of equity interest subsidiaries	1,751.2	1,715.8	373.9	1,004.6	-	(4,845.5)	-
Net (loss) / income	$(1,751.2)	$(1,741.1)	$(325.9)	$(1,024.6)	$(1,749.8)	$4,845.5	$(1,747.1)
(Income) attributable to noncontrolling interest	-	-	-	-	(4.1)	-	(4.1)
Net (loss) / income attributable to members	$(1,751.2)	$(1,741.1)	$(325.9)	$(1,024.6)	$(1,753.9)	$4,845.5	$(1,751.2)
Other comprehensive income / (loss), net of tax	65.3	(33.0)	42.6	145.9	65.3	(220.8)	65.3
Comprehensive (loss) / income attributable to members	$(1,685.9)	$(1,774.1)	$(283.3)	$(878.7)	$(1,688.6)	$4,624.7	$(1,685.9)

Warner Chilcott Limited

Consolidating Statements of Operations

For the Six Months Ended June 30, 2019

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$7,687.2	$-	$7,687.2
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	1,150.1	-	1,150.1
Research and development	-	-	-	-	885.0	-	885.0
Selling and marketing	-	-	-	-	1,677.3	-	1,677.3
General and administrative	-	-	-	-	622.5	-	622.5
Amortization	-	-	-	-	2,801.4	-	2,801.4
Goodwill impairments	-	-	-	-	3,552.8	-	3,552.8
In-process research and development impairments	-	-	-	-	436.0	-	436.0
Asset sales and impairments, net	-	-	-	-	124.2	-	124.2
Total operating expenses	-	-	-	-	11,249.3	-	11,249.3
Operating (loss)	-	-	-	-	(3,562.1)	-	(3,562.1)

Interest (expense), net	-	(46.9)	(11.6)	(39.9)	(267.8)	-	(366.2)
Other (expense) / income, net	-	-	(0.1)	-	9.2	-	9.1
Total other (expense), net	-	(46.9)	(11.7)	(39.9)	(258.6)	-	(357.1)
(Loss) before income taxes and noncontrolling interest	-	(46.9)	(11.7)	(39.9)	(3,820.7)	-	(3,919.2)
Provision for income taxes	-	1.8	-	-	231.1	-	232.9
Losses / (earnings) of equity interest subsidiaries	4,156.9	4,060.8	1,183.4	3,382.7	-	(12,783.8)	-
Net (loss) / income	$(4,156.9)	$(4,109.5)	$(1,195.1)	$(3,422.6)	$(4,051.8)	$12,783.8	$(4,152.1)
(Income) attributable to noncontrolling interest	-	-	-	-	(4.8)	-	(4.8)
Net (loss) / income attributable to members	$(4,156.9)	$(4,109.5)	$(1,195.1)	$(3,422.6)	$(4,056.6)	$12,783.8	$(4,156.9)
Other comprehensive (loss) / income, net of tax	(63.5)	(173.8)	(130.3)	(439.1)	(63.5)	806.7	(63.5)
Comprehensive (loss) / income attributable to members	$(4,220.4)	$(4,283.3)	$(1,325.4)	$(3,861.7)	$(4,120.1)	$13,590.5	$(4,220.4)

Warner Chilcott Limited

Consolidating Statements of Operations

For the Three Months Ended June 30, 2018

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$4,124.2	$-	$4,124.2
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	481.8	-	481.8
Research and development	-	-	-	-	689.2	-	689.2
Selling and marketing	-	-	-	-	853.4	-	853.4
General and administrative	-	-	1.2	-	298.3	-	299.5
Amortization	-	-	-	-	1,697.1	-	1,697.1
In-process research and development impairments	-	-	-	-	276.0	-	276.0
Asset sales and impairments, net	-	-	-	-	259.6	-	259.6
Total operating expenses	-	-	1.2	-	4,555.4	-	4,556.6
Operating (loss)	-	-	(1.2)	-	(431.2)	-	(432.4)

Interest income / (expense), net	-	267.4	(5.1)	(20.7)	(399.8)	-	(158.2)
Other (expense) / income, net	-	-	9.2	-	206.2	-	215.4
Total other income / (expense), net	-	267.4	4.1	(20.7)	(193.6)	-	57.2
Income / (loss) before income taxes and noncontrolling interest	-	267.4	2.9	(20.7)	(624.8)	-	(375.2)
(Benefit) / provision for income taxes	-	-	-	(4.4)	(0.8)	-	(5.2)
Losses / (earnings) of equity interest subsidiaries	372.4	512.4	(118.7)	(550.8)	-	(215.3)	-
Net (loss) / income	$(372.4)	$(245.0)	$121.6	$534.5	$(624.0)	$215.3	$(370.0)
(Income) attributable to noncontrolling interest	-	-	-	-	(2.4)	-	(2.4)
Net (loss) / income attributable to members	$(372.4)	$(245.0)	$121.6	$534.5	$(626.4)	$215.3	$(372.4)
Other comprehensive (loss) / income, net of tax	(448.6)	(295.6)	(59.7)	(195.6)	(448.6)	999.5	(448.6)
Comprehensive (loss) / income attributable to members	$(821.0)	$(540.6)	$61.9	$338.9	$(1,075.0)	$1,214.8	$(821.0)

Warner Chilcott Limited

Consolidating Statements of Operations

For the Six Months Ended June 30, 2018

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$7,796.3	$-	$7,796.3
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	1,004.6	-	1,004.6
Research and development	-	-	-	-	1,163.9	-	1,163.9
Selling and marketing	-	-	-	-	1,653.4	-	1,653.4
General and administrative	-	-	0.5	-	593.1	-	593.6
Amortization	-	-	-	-	3,394.7	-	3,394.7
In-process research and development impairments	-	-	-	-	798.0	-	798.0
Asset sales and impairments, net	-	-	-	-	272.7	-	272.7
Total operating expenses	-	-	0.5	-	8,880.4	-	8,880.9
Operating (loss)	-	-	(0.5)	-	(1,084.1)	-	(1,084.6)

Interest income / (expense), net	-	526.4	(8.4)	(41.9)	(814.6)	-	(338.5)
Other income, net	-	-	9.2	-	127.4	-	136.6
Total other income / (expense), net	-	526.4	0.8	(41.9)	(687.2)	-	(201.9)
Income / (loss) before income taxes and noncontrolling interest	-	526.4	0.3	(41.9)	(1,771.3)	-	(1,286.5)
Provision / (benefit) for income taxes	-	-	0.3	(16.6)	(671.1)	-	(687.4)
Losses / (earnings) of equity interest subsidiaries	603.7	1,018.4	214.4	99.2	-	(1,935.7)	-
Net (loss) / income	$(603.7)	$(492.0)	$(214.4)	$(124.5)	$(1,100.2)	$1,935.7	$(599.1)
(Income) attributable to noncontrolling interest	-	-	-	-	(4.6)	-	(4.6)
Net (loss) / income attributable to members	$(603.7)	$(492.0)	$(214.4)	$(124.5)	$(1,104.8)	$1,935.7	$(603.7)
Other comprehensive (loss) / income, net of tax	(264.8)	(25.0)	59.2	164.4	(264.8)	66.2	(264.8)
Comprehensive (loss) / income attributable to members	$(868.5)	$(517.0)	$(155.2)	$39.9	$(1,369.6)	$2,001.9	$(868.5)

Warner Chilcott Limited

Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2019

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net (loss) / income	$(4,156.9)	$(4,109.5)	$(1,195.1)	$(3,422.6)	$(4,051.8)	$12,783.8	$(4,152.1)
Reconciliation to net cash provided by / (used in) operating activities:
Losses / (earnings) of equity interest subsidiaries	4,156.9	4,060.8	1,183.4	3,382.7	-	(12,783.8)	-
Depreciation	-	-	-	-	96.2	-	96.2
Amortization	-	-	-	-	2,801.4	-	2,801.4
Provision for inventory reserve	-	-	-	-	83.4	-	83.4
Share-based compensation	-	-	-	-	111.8	-	111.8
Deferred income tax benefit	-	-	-	-	(166.4)	-	(166.4)
Goodwill impairments	-	-	-	-	3,552.8	-	3,552.8
In-process research and development impairments	-	-	-	-	436.0	-	436.0
Loss on asset sales and impairments, net	-	-	-	-	124.2	-	124.2
Non-cash extinguishment of debt	-	-	-	-	0.2	-	0.2
Amortization of deferred financing costs	-	-	8.3	0.8	-	-	9.1
Non-cash lease expense	-	-	-	-	68.0	-	68.0
Contingent consideration adjustments, including accretion	-	-	-	-	46.8	-	46.8
Dividends from subsidiaries	1,288.5	-	-	-	-	(1,288.5)	-
Other, net	-	-	(2.5)	(0.9)	(15.9)	-	(19.3)
Changes in assets and liabilities (net of effects of acquisitions)	-	(134.4)	1,036.8	40.0	(1,300.0)	-	(357.6)
Net cash provided by / (used in) operating activities	1,288.5	(183.1)	1,030.9	-	1,786.7	(1,288.5)	2,634.5
Cash Flows From Investing Activities:
Additions to property, plant and equipment	-	-	-	-	(152.3)	-	(152.3)
Additions to product rights and other intangibles	-	-	-	-	(46.0)	-	(46.0)
Additions to investments	-	(100.0)	-	-	(638.2)	-	(738.2)
Proceeds from sale of investments and other assets	-	289.4	-	-	1,172.6	-	1,462.0
Proceeds from sales of property, plant and equipment	-	-	-	-	17.7	-	17.7
Acquisitions of businesses, net of cash acquired	-	-	-	-	(80.6)	-	(80.6)
Net cash provided by investing activities	-	189.4	-	-	273.2	-	462.6
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness, including credit facility	-	-	-	-	3.3	-	3.3
Payments on debt, including finance lease obligations and credit facility	-	-	(1,031.6)	-	(7.5)	-	(1,039.1)
Payments of contingent consideration and other financing	-	-	-	-	(4.1)	-	(4.1)
Dividends to Parents	(1,288.5)	-	-	-	(1,288.5)	1,288.5	(1,288.5)
Net cash (used in) / provided by financing activities	(1,288.5)	-	(1,031.6)	-	(1,296.8)	1,288.5	(2,328.4)
Effect of currency exchange rate changes on cash and cash equivalents	-	-	-	-	2.7	-	2.7
Net increase / (decrease) in cash and cash equivalents	-	6.3	(0.7)	-	765.8	-	771.4
Cash and cash equivalents at beginning of period	0.1	1.8	0.8	-	875.9	-	878.6
Cash and cash equivalents at end of period	$0.1	$8.1	$0.1	$-	$1,641.7	$-	$1,650.0

Warner Chilcott Limited

Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2018

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net (loss) / income	$(603.7)	$(492.0)	$(214.4)	$(124.5)	$(1,100.2)	$1,935.7	$(599.1)
Reconciliation to net cash provided by / (used in) operating activities:
Losses / (earnings) of equity interest subsidiaries	603.7	1,018.4	214.4	99.2	-	(1,935.7)	-
Depreciation	-	-	-	-	105.2	-	105.2
Amortization	-	-	-	-	3,394.7	-	3,394.7
Provision for inventory reserve	-	-	-	-	45.4	-	45.4
Share-based compensation	-	-	-	-	127.4	-	127.4
Deferred income tax benefit	-	-	-	-	(1,359.6)	-	(1,359.6)
In-process research and development impairments	-	-	-	-	798.0	-	798.0
Loss on asset sales and impairments, net	-	-	-	-	272.7	-	272.7
Gain on sale of Teva securities, net	-	-	-	-	(60.9)	-	(60.9)
Gain on sale of business	-	-	-	-	(53.0)	-	(53.0)
Non-cash extinguishment of debt	-	-	4.0	-	-	-	4.0
Cash charge related to extinguishment of debt	-	-	(13.1)	-	-	-	(13.1)
Amortization of deferred financing costs	-	-	11.1	0.8	-	-	11.9
Contingent consideration adjustments, including accretion	-	-	-	-	(101.8)	-	(101.8)
Dividends from subsidiaries	2,103.7	-	-	-	-	(2,103.7)	-
Other, net	-	-	(1.5)	(0.4)	1.6	-	(0.3)
Changes in assets and liabilities (net of effects of acquisitions)	-	(1,225.0)	3,942.3	24.9	(2,578.4)	-	163.8
Net cash provided by / (used in) operating activities	2,103.7	(698.6)	3,942.8	-	(508.9)	(2,103.7)	2,735.3
Cash Flows From Investing Activities:
Additions to property, plant and equipment	-	-	-	-	(106.5)	-	(106.5)
Additions to investments	-	(400.0)	-	-	(1,055.9)	-	(1,455.9)
Proceeds from sale of investments and other assets	-	800.0	-	-	4,851.3	-	5,651.3
Payments to settle Teva related matters	-	-	-	-	(466.0)	-	(466.0)
Proceeds from sales of property, plant and equipment	-	-	-	-	11.5	-	11.5
Net cash provided by investing activities	-	400.0	-	-	3,234.4	-	3,634.4
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness, including credit facility	-	700.0	-	-	9.0	-	709.0
Payments on debt, including finance lease obligations and credit facility	-	(700.0)	(3,956.0)	-	(710.8)	-	(5,366.8)
Cash charge related to extinguishment of debt	-	-	13.1	-	-	-	13.1
Payments of contingent consideration and other financing	-	-	-	-	(10.6)	-	(10.6)
Proceeds from forward sale of Teva securities	-	-	-	-	465.5	-	465.5
Payments to settle Teva related matters	-	-	-	-	(234.0)	-	(234.0)
Dividends to Parents	(2,103.7)	-	-	-	(2,103.7)	2,103.7	(2,103.7)
Net cash (used in) / provided by financing activities	(2,103.7)	-	(3,942.9)	-	(2,584.6)	2,103.7	(6,527.5)
Effect of currency exchange rate changes on cash and cash equivalents	-	-	-	-	15.0	-	15.0
Net (decrease) / increase in cash and cash equivalents	-	(298.6)	(0.1)	-	155.9	-	(142.8)
Cash and cash equivalents at beginning of period	0.1	593.1	0.1	-	1,223.0	-	1,816.3
Cash and cash equivalents at end of period	$0.1	$294.5	$-	$-	$1,378.9	$-	$1,673.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Business Transactions

The following are the significant transactions that were completed or announced in the six months ended June 30, 2019.

AbbVie Inc.

On June 25, 2019, the Company announced that it entered into a transaction agreement (the “AbbVie Agreement”) under which AbbVie Inc. (“AbbVie”), a global, research-driven biopharmaceutical company, would acquire Allergan plc in a stock and cash transaction (the “AbbVie Transaction”), valued at $188.24 per Allergan share, or approximately $63.0 billion, based on AbbVie’s then-current stock price at the time the AbbVie Transaction was announced. At the closing of the proposed AbbVie Transaction, Company shareholders will receive 0.8660 shares of AbbVie common stock and $120.30 in cash for each of their existing shares. The AbbVie Transaction is subject to customary regulatory and shareholder approvals and other customary closing conditions. The AbbVie Transaction is anticipated to close in early 2020.

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

Operating Results for the Three and Six Months Ended June 30, 2019 and 2018

Results of operations, including segment net revenues, segment operating expenses and segment contribution consisted of the following for the three and six months ended June 30, 2019 and 2018 ($ in millions):

	Three Months Ended June 30, 2019
	US Specialized Therapeutics	US General Medicine	International	Total
Net revenues	$1,785.1	$1,455.7	$847.7	$4,088.5

Operating expenses:
Cost of sales(1)	151.0	231.3	145.6	527.9
Selling and marketing	368.0	250.1	253.6	871.7
General and administrative	37.6	30.4	28.4	96.4
Segment contribution	$1,228.5	$943.9	$420.1	$2,592.5
Contribution margin	68.8%	64.8%	49.6%	63.4%
Corporate(2)				352.2
Research and development				450.0
Amortization				1,402.0
Goodwill impairments				1,085.8
In-process research and development impairments				436.0
Asset sales and impairments, net				129.4
Operating (loss)				$(1,262.9)
Operating margin				(30.9)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Corporate includes net revenues of $1.6 million.

	Six Months Ended June 30, 2019
	US Specialized Therapeutics	US General Medicine	International	Total
Net revenues	$3,328.0	$2,705.6	$1,649.2	$7,682.8

Operating expenses:
Cost of sales(1)	271.1	421.8	255.3	948.2
Selling and marketing	724.8	460.6	491.2	1,676.6
General and administrative	92.2	74.2	54.1	220.5
Segment contribution	$2,239.9	$1,749.0	$848.6	$4,837.5
Contribution margin	67.3%	64.6%	51.5%	63.0%
Corporate(2)				610.2
Research and development				885.0
Amortization				2,801.4
Goodwill impairments				3,552.8
In-process research and development impairments				436.0
Asset sales and impairments, net				124.2
Operating (loss)				$(3,572.1)
Operating margin				(46.5)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Corporate includes net revenues of $4.4 million.

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

On July 24, 2019, the Company announced a voluntary worldwide recall of BIOCELL® textured breast implants and tissue expanders as a precaution following notification of recently updated global safety information concerning the uncommon incidence of breast implant-associated anaplastic large cell lymphoma (BIA-ALCL) provided by the U.S. Food and Drug Administration (“FDA”).

In connection with the voluntary recall, the Company recorded an unfavorable adjustment to operating income of $95.9 million. Of this amount, $43.5 million related to estimated customer returns of product previously sold and was recorded as a reduction of net revenues, $44.2 million related to write-offs of inventory and other costs and was recorded in cost of sales, and $8.2 million related to the estimated penalties and costs to undertake the voluntary recall was recorded in selling, general and administrative expense.

US Specialized Therapeutics Segment

The following table presents top product sales and net contribution for the US Specialized Therapeutics segment for the three and six months ended June 30, 2019 and 2018 ($ in millions):

	Three Months Ended June 30,		Change
	2019	2018	Dollars	%
Total Eye Care	$572.0	$587.0	$(15.0)	(2.6)%
Restasis®	310.9	318.2	(7.3)	(2.3)%
Alphagan®/Combigan®	91.6	98.1	(6.5)	(6.6)%
Lumigan®/Ganfort®	62.1	73.0	(10.9)	(14.9)%
Eye Drops	57.8	53.8	4.0	7.4%
Ozurdex®	29.9	27.6	2.3	8.3%
Other Eye Care	19.7	16.3	3.4	20.9%
Total Medical Aesthetics	735.5	743.6	(8.1)	(1.1)%
Facial Aesthetics	417.5	387.5	30.0	7.7%
Botox® Cosmetics	252.4	236.5	15.9	6.7%
Juvederm® Collection	156.6	139.8	16.8	12.0%
Kybella®	8.5	11.2	(2.7)	(24.1)%
Plastic Surgery	67.6	75.9	(8.3)	(10.9)%
Breast Implants	67.6	75.9	(8.3)	(10.9)%
Regenerative Medicine	128.9	137.6	(8.7)	(6.3)%
Alloderm®	101.2	107.1	(5.9)	(5.5)%
Other Regenerative Medicine	27.7	30.5	(2.8)	(9.2)%
Body Contouring	78.9	108.3	(29.4)	(27.1)%
Coolsculpting® Consumables	60.7	71.9	(11.2)	(15.6)%
Coolsculpting® Systems & Add On Applicators	18.2	36.4	(18.2)	(50.0)%
Skin Care(3)	42.6	34.3	8.3	24.2%
Total Medical Dermatology	9.3	39.2	(29.9)	(76.3)%
Aczone®	1.8	21.1	(19.3)	(91.5)%
Other Medical Dermatology(4)	7.5	18.1	(10.6)	(58.6)%
Total Neuroscience and Urology	451.5	441.7	9.8	2.2%
Botox® Therapeutics(5)	447.0	422.0	25.0	5.9%
Rapaflo®	4.5	19.7	(15.2)	(77.2)%
Other revenues	16.8	15.2	1.6	10.5%
Net revenues	$1,785.1	$1,826.7	$(41.6)	(2.3)%
Operating expenses:
Cost of sales(1)	151.0	148.7	2.3	1.5%
Selling and marketing	368.0	343.3	24.7	7.2%
General and administrative	37.6	48.1	(10.5)	(21.8)%
Segment contribution	$1,228.5	$1,286.6	$(58.1)	(4.5)%
Segment margin	68.8%	70.4%		(1.6)%
Segment gross margin(2)	91.5%	91.9%		(0.4)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Defined as net revenues less segment related cost of sales as a percentage of net revenues.
(3) Includes SkinMedica® and Latisse®.
(4) Includes Tazorac® sales of $6.4 million which were previously disclosed separately in the three months ended June 30, 2018.
(5) Includes Botox® Hyperhidrosis sales of $17.3 million which were previously disclosed under Medical Dermatology in the three months ended June 30, 2018.

	Six Months Ended June 30,		Change
	2019	2018	Dollars	%
Total Eye Care	$1,037.1	$1,078.1	$(41.0)	(3.8)%
Restasis®	542.6	574.0	(31.4)	(5.5)%
Alphagan®/Combigan®	174.6	182.3	(7.7)	(4.2)%
Lumigan®/Ganfort®	119.8	139.8	(20.0)	(14.3)%
Eye Drops	107.2	100.0	7.2	7.2%
Ozurdex®	60.2	53.1	7.1	13.4%
Other Eye Care	32.7	28.9	3.8	13.1%
Total Medical Aesthetics	1,383.7	1,379.2	4.5	0.3%
Facial Aesthetics	784.0	715.2	68.8	9.6%
Botox® Cosmetics	481.9	433.2	48.7	11.2%
Juvederm® Collection	286.3	262.6	23.7	9.0%
Kybella®	15.8	19.4	(3.6)	(18.6)%
Plastic Surgery	128.8	136.6	(7.8)	(5.7)%
Breast Implants	128.8	136.6	(7.8)	(5.7)%
Regenerative Medicine	251.8	265.8	(14.0)	(5.3)%
Alloderm®	196.2	206.6	(10.4)	(5.0)%
Other Regenerative Medicine	55.6	59.2	(3.6)	(6.1)%
Body Contouring	141.8	195.4	(53.6)	(27.4)%
Coolsculpting® Consumables	108.5	125.3	(16.8)	(13.4)%
Coolsculpting® Systems & Add On Applicators	33.3	70.1	(36.8)	(52.5)%
Skin Care(3)	77.3	66.2	11.1	16.8%
Total Medical Dermatology	15.4	75.9	(60.5)	(79.7)%
Aczone®	3.4	37.1	(33.7)	(90.8)%
Other Medical Dermatology(4)	12.0	38.8	(26.8)	(69.1)%
Total Neuroscience and Urology	860.9	840.3	20.6	2.5%
Botox® Therapeutics(5)	844.6	797.8	46.8	5.9%
Rapaflo®	16.3	42.5	(26.2)	(61.6)%
Other Revenues	30.9	31.8	(0.9)	(2.8)%
Net revenues	$3,328.0	$3,405.3	$(77.3)	(2.3)%
Operating expenses:
Cost of sales(1)	271.1	282.9	(11.8)	(4.2)%
Selling and marketing	724.8	656.5	68.3	10.4%
General and administrative	92.2	98.3	(6.1)	(6.2)%
Segment contribution	$2,239.9	$2,367.6	$(127.7)	(5.4)%
Segment margin	67.3%	69.5%		(2.2)%
Segment gross margin(2)	91.9%	91.7%		0.2%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Defined as net revenues less segment related cost of sales as a percentage of net revenues.
(3) Includes SkinMedica® and Latisse®.
(4) Includes Tazorac® sales of $15.8 million which were previously disclosed separately in the six months ended June 30, 2018.
(5) Includes Botox® Hyperhidrosis sales of $34.6 million which were previously disclosed under Medical Dermatology in the six months ended June 30, 2018.

Net Revenues

Three and Six Months Ended June 30, 2019 and 2018

The decrease in net revenues in the three and six months ended June 30, 2019 was primarily driven by decreases in Restasis®, Body Contouring and the third quarter 2018 divestiture of our Medical Dermatology business, partially offset by growth in Botox® Cosmetics, Botox® Therapeutics and Juvederm® Collection.  The decline in Restasis® revenues was primarily due to price and volume declines.  Body Contouring decreased versus the prior year period primarily due to a lower volume of system sales.  Botox® Cosmetics, Botox® Therapeutics and Juvederm® Collection increased versus the prior year period primarily due to demand growth.    Within Total Medical Aesthetics, the voluntary worldwide recall of textured breast implants and tissue expanders announced on July 24, 2019 lowered revenues by $3.0 million in the three and six months ended June 30, 2019.

Cost of Sales

Six Months Ended June 30, 2019 and 2018

The decrease in cost of sales in the six months ended June 30, 2019 was primarily due to the decrease in net revenues and product mix.

Selling and Marketing Expenses

Three and Six Months Ended June 30, 2019 and 2018

The increase in selling and marketing expenses in the three and six months ended June 30, 2019 was primarily related to increased promotional costs and sales force expansion for Facial Aesthetics products and additional promotional expenses for anticipated launches.

General and Administrative Expenses

Three and Six Months Ended June 30, 2019 and 2018

General and administrative expenses decreased $10.5 million and $6.1 million in the three and six months ended June 30, 2019, respectively, period over period.

US General Medicine Segment

The following table presents top product sales and net contribution for the US General Medicine segment for the three and six months ended June 30, 2019 and 2018 ($ in millions):

	Three Months Ended June 30,		Change
	2019	2018	Dollars	%
Total Central Nervous System (CNS)	$365.2	$269.9	$95.3	35.3%
Vraylar®	196.1	114.2	81.9	71.7%
Viibryd®/Fetzima®	107.8	86.7	21.1	24.3%
Saphris®	32.6	33.8	(1.2)	(3.6)%
Namzaric®	22.6	31.8	(9.2)	(28.9)%
Namenda®(3)	6.1	3.4	2.7	79.4%
Total Gastrointestinal (GI)	419.2	431.9	(12.7)	(2.9)%
Linzess®	196.0	191.8	4.2	2.2%
Zenpep®	70.0	55.5	14.5	26.1%
Carafate®/Sulcrate®	56.2	54.3	1.9	3.5%
Viberzi®	50.8	44.9	5.9	13.1%
Asacol®/Delzicol®	31.6	32.6	(1.0)	(3.1)%
Canasa®/Salofalk®	8.0	45.0	(37.0)	(82.2)%
Other GI	6.6	7.8	(1.2)	(15.4)%
Total Women's Health	226.0	196.5	29.5	15.0%
Lo Loestrin®	145.5	127.8	17.7	13.8%
Liletta®	21.9	15.5	6.4	41.3%
Other Women's Health(4)	58.6	53.2	5.4	10.2%
Total Anti-Infectives	91.4	79.8	11.6	14.5%
Teflaro®	37.0	32.4	4.6	14.2%
Avycaz®	26.7	23.5	3.2	13.6%
Dalvance®	20.3	17.7	2.6	14.7%
Other Anti-Infectives	7.4	6.2	1.2	19.4%
Diversified Brands	306.0	284.9	21.1	7.4%
Bystolic®/ Byvalson®	150.5	148.1	2.4	1.6%
Armour Thyroid	56.7	49.2	7.5	15.2%
Savella®	22.3	19.1	3.2	16.8%
Other Diversified Brands(5)	76.5	68.5	8.0	11.7%
Other revenues	47.9	57.0	(9.1)	(16.0)%
Net revenues	$1,455.7	$1,320.0	$135.7	10.3%
Operating expenses:
Cost of sales(1)	231.3	201.8	29.5	14.6%
Selling and marketing	250.1	254.8	(4.7)	(1.8)%
General and administrative	30.4	34.7	(4.3)	(12.4)%
Segment contribution	$943.9	$828.7	$115.2	13.9%
Segment margin	64.8%	62.8%		2.0%
Segment gross margin(2)	84.1%	84.7%		(0.6)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Defined as net revenues less segment related cost of sales as a percentage of net revenues.
(3) Includes Namenda XR® and Namenda® IR.
(4) Includes Estrace® Cream and Minastrin® 24 sales of $13.1 million and $0.8 million, respectively, which were previously disclosed separately in the three months ended June 30, 2018.
(5) Includes Lexapro® and PacPharma sales of $14.5 million and $3.7 million, respectively, which were previously disclosed separately in the three months ended June 30, 2018.

	Six Months Ended June 30,		Change
	2019	2018	Dollars	%
Total Central Nervous System (CNS)	$658.7	$532.7	$126.0	23.7%
Vraylar®	339.8	198.6	141.2	71.1%
Viibryd®/Fetzima®	192.8	158.4	34.4	21.7%
Saphris®	64.5	66.5	(2.0)	(3.0)%
Namzaric®	46.0	65.2	(19.2)	(29.4)%
Namenda®(3)	15.6	44.0	(28.4)	(64.5)%
Total Gastrointestinal (GI)	777.4	820.6	(43.2)	(5.3)%
Linzess®	357.3	351.1	6.2	1.8%
Zenpep®	133.0	108.4	24.6	22.7%
Carafate®/Sulcrate®	110.5	110.3	0.2	0.2%
Viberzi®	88.0	80.8	7.2	8.9%
Asacol®/Delzicol®	56.3	70.8	(14.5)	(20.5)%
Canasa®/Salofalk®	18.2	83.6	(65.4)	(78.2)%
Other GI	14.1	15.6	(1.5)	(9.6)%
Total Women's Health	427.0	359.8	67.2	18.7%
Lo Loestrin®	271.3	242.4	28.9	11.9%
Liletta®	36.7	23.6	13.1	55.5%
Other Women's Health(4)	119.0	93.8	25.2	26.9%
Total Anti-Infectives	173.0	151.4	21.6	14.3%
Teflaro®	70.5	64.6	5.9	9.1%
Avycaz®	56.4	45.3	11.1	24.5%
Dalvance®	32.3	29.6	2.7	9.1%
Other Anti-Infectives	13.8	11.9	1.9	16.0%
Diversified Brands	576.9	559.8	17.1	3.1%
Bystolic®/ Byvalson®	278.8	280.9	(2.1)	(0.7)%
Armour Thyroid	106.7	97.4	9.3	9.5%
Savella®	43.0	39.0	4.0	10.3%
Other Diversified Brands(5)	148.4	142.5	5.9	4.1%
Other revenues	92.6	119.4	(26.8)	(22.4)%
Net revenues	$2,705.6	$2,543.7	$161.9	6.4%
Operating expenses:
Cost of sales(1)	421.8	384.4	37.4	9.7%
Selling and marketing	460.6	480.3	(19.7)	(4.1)%
General and administrative	74.2	73.6	0.6	0.8%
Segment contribution	$1,749.0	$1,605.4	$143.6	8.9%
Segment margin	64.6%	63.1%		1.5%
Segment gross margin(2)	84.4%	84.9%		(0.5)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Defined as net revenues less segment related cost of sales as a percentage of net revenues.
(3) Includes Namenda XR® and Namenda® IR.
(4) Includes Estrace® Cream and Minastrin® 24 sales of $19.5 million and $6.0 million, respectively, which were previously disclosed separately in the six months ended June 30, 2018.
(5) Includes Lexapro® and PacPharma sales of $29.2 million and $8.1 million, respectively, which were previously disclosed separately in the six months ended June 30, 2018.

Net Revenues

Three Months Ended June 30, 2019 and 2018

The increase in net revenues in the three months ended June 30, 2019 was primarily due to growth in CNS and Women’s Health, offset, in part, by a decline in GI revenues.  CNS revenues increased primarily due to strong demand growth for Vraylar® and Viibryd®.  Women’s Health revenues increased primarily due to an increase in demand for Lo Loestrin®.  GI was negatively affected by the generic impact on Canasa®/Salofalk®, offset, in part by an increase in demand growth for Zenpep®.

Six Months Ended June 30, 2019 and 2018

The increase in net revenues in the six months ended June 30, 2019 was primarily due to growth in CNS and Women’s Health, offset, in part, by a decline in GI revenues.  CNS revenues increased primarily due to strong demand growth for Vraylar® and Viibryd®, offset, in part by the decline in Namenda® as a result of loss of exclusivity.  Women’s Health revenues increased primarily due to an increase in demand for Lo Loestrin®.  GI was negatively affected by the generic impact on Canasa®/Salofalk® and Asacol®, offset, in part by an increase in demand growth for Zenpep®.

Cost of Sales

Three and Six Months Ended June 30, 2019 and 2018

The increase in cost of sales in the three and six months ended June 30, 2019 was primarily due to an increase in net revenues.

Selling and Marketing Expenses

Three Months Ended June 30, 2019 and 2018

Selling and marketing expenses are consistent period over period reflecting lower promotional costs offset by field force investments.

Six Months Ended June 30, 2019 and 2018

The decrease in selling and marketing expenses in the six months ended June 30, 2019 was related to lower promotional costs.

General and Administrative Expenses

Three Months Ended June 30, 2019 and 2018

General and administrative expenses decreased $4.3 million period over period.

Six Months Ended June 30, 2019 and 2018

General and administrative expenses are consistent period over period.

International Segment

The following table presents top product sales and net contribution for the International segment for the three and six months ended June 30, 2019 and 2018 ($ in millions):

	Three Months Ended June 30,		Change
	2019	2018	$ Overall Change	$ Operational Change (3)	$ Currency Change	% Overall Change	% Operational Change (3)	% Currency Change
Total Eye Care	$327.0	$353.7	$(26.7)	$(3.5)	$(23.2)	(7.5)%	(1.0)%	(6.5)%
Lumigan®/Ganfort®	90.4	100.5	(10.1)	(4.3)	(5.8)	(10.0)%	(4.3)%	(5.7)%
Ozurdex®	81.0	67.9	13.1	19.1	(6.0)	19.3%	28.1%	(8.8)%
Eye Drops(4)	57.3	72.4	(15.1)	(11.2)	(3.9)	(20.9)%	(15.5)%	(5.4)%
Alphagan®/Combigan®	40.9	44.6	(3.7)	(0.8)	(2.9)	(8.3)%	(1.8)%	(6.5)%
Restasis®	11.9	16.0	(4.1)	(2.8)	(1.3)	(25.6)%	(17.5)%	(8.1)%
Other Eye Care	45.5	52.3	(6.8)	(3.5)	(3.3)	(13.0)%	(6.7)%	(6.3)%
Total Medical Aesthetics	357.2	409.8	(52.6)	(24.7)	(27.9)	(12.8)%	(6.0)%	(6.8)%
Facial Aesthetics	349.1	329.8	19.3	44.5	(25.2)	5.9%	13.5%	(7.6)%
Botox® Cosmetics	175.8	171.4	4.4	18.3	(13.9)	2.6%	10.7%	(8.1)%
Juvederm® Collection	172.7	156.1	16.6	27.8	(11.2)	10.6%	17.8%	(7.2)%
Belkyra® (Kybella®)	0.6	2.3	(1.7)	(1.6)	(0.1)	(73.9)%	(69.6)%	(4.3)%
Plastic Surgery	(31.1)	40.3	(71.4)	(70.2)	(1.2)	(177.2)%	(174.2)%	(3.0)%
Breast Implants	(31.4)	39.9	(71.3)	(70.1)	(1.2)	(178.7)%	(175.7)%	(3.0)%
Other Plastic Surgery	0.3	0.4	(0.1)	(0.1)	-	(25.0)%	(25.0)%	0.0%
Regenerative Medicine	3.6	4.7	(1.1)	(0.9)	(0.2)	(23.4)%	(19.1)%	(4.3)%
Alloderm®	2.2	2.3	(0.1)	-	(0.1)	(4.3)%	0.0%	(4.3)%
Other Regenerative Medicine	1.4	2.4	(1.0)	(0.9)	(0.1)	(41.7)%	(37.5)%	(4.2)%
Body Contouring	31.9	30.9	1.0	2.2	(1.2)	3.2%	7.1%	(3.9)%
Coolsculpting® Consumables	20.3	18.5	1.8	2.4	(0.6)	9.7%	13.0%	(3.3)%
Coolsculpting® Systems & Add On Applicators	11.6	12.4	(0.8)	(0.2)	(0.6)	(6.5)%	(1.6)%	(4.9)%
Skin Care	3.7	4.1	(0.4)	(0.3)	(0.1)	(9.8)%	(7.3)%	(2.5)%
Botox® Therapeutics and Other	148.9	166.6	(17.7)	(8.6)	(9.1)	(10.6)%	(5.2)%	(5.4)%
Botox® Therapeutics	98.8	104.6	(5.8)	1.3	(7.1)	(5.5)%	1.2%	(6.7)%
Asacol®/Delzicol®	9.7	12.4	(2.7)	(2.2)	(0.5)	(21.8)%	(17.7)%	(4.1)%
Constella®	4.8	6.4	(1.6)	(1.4)	(0.2)	(25.0)%	(21.9)%	(3.1)%
Other Products	35.6	43.2	(7.6)	(6.3)	(1.3)	(17.6)%	(14.6)%	(3.0)%
Other revenues	14.6	18.8	(4.2)	(4.1)	(0.1)	(22.3)%	(21.8)%	(0.5)%
Net revenues	$847.7	$948.9	$(101.2)	$(40.9)	$(60.3)	(10.7)%	(4.3)%	(6.4)%
Operating expenses:
Cost of sales(1)	145.6	139.4	6.2	14.7	(8.5)	4.4%	10.5%	(6.1)%
Selling and marketing	253.6	246.2	7.4	23.7	(16.3)	3.0%	9.6%	(6.6)%
General and administrative	28.4	33.9	(5.5)	(4.9)	(0.6)	(16.2)%	(14.5)%	(1.7)%
Segment contribution	$420.1	$529.4	$(109.3)	$(74.4)	$(34.9)	(20.6)%	(14.1)%	(6.5)%
Segment margin	49.6%	55.8%				(6.2)%
Segment gross margin(2)	82.8%	85.3%				(2.5)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Defined as net revenues less segment related cost of sales as a percentage of net revenues.
(3) Defined as overall change excluding foreign exchange impact.
(4) Includes Optive® sales of $30.7 million which were previously disclosed separately in the three months ended June 30, 2018.

	Six Months Ended June 30,		Change
	2019	2018	$ Overall Change	$ Operational Change (3)	$ Currency Change	% Overall Change	% Operational Change (3)	% Currency Change
Total Eye Care	$618.8	$697.4	$(78.6)	$(25.8)	$(52.8)	(11.3)%	(3.7)%	(7.6)%
Lumigan®/Ganfort®	175.5	200.9	(25.4)	(12.1)	(13.3)	(12.6)%	(6.0)%	(6.6)%
Ozurdex®	144.1	132.3	11.8	23.4	(11.6)	8.9%	17.7%	(8.8)%
Eye Drops(4)	112.7	141.2	(28.5)	(18.5)	(10.0)	(20.2)%	(13.1)%	(7.1)%
Alphagan®/Combigan®	78.5	88.8	(10.3)	(3.2)	(7.1)	(11.6)%	(3.6)%	(8.0)%
Restasis®	22.3	34.3	(12.0)	(9.3)	(2.7)	(35.0)%	(27.1)%	(7.9)%
Other Eye Care	85.7	99.9	(14.2)	(6.1)	(8.1)	(14.2)%	(6.1)%	(8.1)%
Total Medical Aesthetics	710.0	768.3	(58.3)	1.3	(59.6)	(7.6)%	0.2%	(7.8)%
Facial Aesthetics	655.9	625.9	30.0	84.1	(54.1)	4.8%	13.4%	(8.6)%
Juvederm® Collection	330.5	302.2	28.3	54.5	(26.2)	9.4%	18.0%	(8.6)%
Botox® Cosmetics	323.2	320.0	3.2	30.9	(27.7)	1.0%	9.7%	(8.7)%
Belkyra® (Kybella®)	2.2	3.7	(1.5)	(1.3)	(0.2)	(40.5)%	(35.1)%	(5.4)%
Plastic Surgery	(19.5)	84.8	(104.3)	(102.0)	(2.3)	(123.0)%	(120.3)%	(2.7)%
Breast Implants	(20.2)	84.0	(104.2)	(101.9)	(2.3)	(124.0)%	(121.3)%	(2.7)%
Other Plastic Surgery	0.7	0.8	(0.1)	(0.1)	-	(12.5)%	(12.5)%	0.0%
Regenerative Medicine	6.9	9.6	(2.7)	(2.3)	(0.4)	(28.1)%	(24.0)%	(4.1)%
Alloderm®	3.8	4.5	(0.7)	(0.6)	(0.1)	(15.6)%	(13.3)%	(2.3)%
Other Regenerative Medicine	3.1	5.1	(2.0)	(1.7)	(0.3)	(39.2)%	(33.3)%	(5.9)%
Body Contouring	60.3	40.1	20.2	22.7	(2.5)	50.4%	56.6%	(6.2)%
Coolsculpting® Consumables	38.1	26.6	11.5	12.9	(1.4)	43.2%	48.5%	(5.3)%
Coolsculpting® Systems & Add On Applicators	22.2	13.5	8.7	9.8	(1.1)	64.4%	72.6%	(8.2)%
Skin Care	6.4	7.9	(1.5)	(1.2)	(0.3)	(19.0)%	(15.2)%	(3.8)%
Botox® Therapeutics and Other	287.7	316.3	(28.6)	(7.8)	(20.8)	(9.0)%	(2.5)%	(6.5)%
Botox® Therapeutics	192.7	200.8	(8.1)	7.7	(15.8)	(4.0)%	3.8%	(7.8)%
Asacol®/Delzicol®	20.0	24.1	(4.1)	(2.9)	(1.2)	(17.0)%	(12.0)%	(5.0)%
Constella®	10.3	12.0	(1.7)	(1.1)	(0.6)	(14.2)%	(9.2)%	(5.0)%
Other Products	64.7	79.4	(14.7)	(11.5)	(3.2)	(18.5)%	(14.5)%	(4.0)%
Other revenues	32.7	30.9	1.8	2.2	(0.4)	5.8%	7.1%	(1.3)%
Net revenues	$1,649.2	$1,812.9	$(163.7)	$(30.1)	$(133.6)	(9.0)%	(1.7)%	(7.3)%
Operating expenses:
Cost of sales(1)	255.3	260.3	(5.0)	12.8	(17.8)	(1.9)%	4.9%	(6.8)%
Selling and marketing	491.2	491.9	(0.7)	35.9	(36.6)	(0.1)%	7.3%	(7.4)%
General and administrative	54.1	65.3	(11.2)	(8.3)	(2.9)	(17.2)%	(12.7)%	(4.5)%
Segment contribution	$848.6	$995.4	$(146.8)	$(70.5)	$(76.3)	(14.7)%	(7.1)%	(7.6)%
Segment margin	51.5%	54.9%				(3.4)%
Segment gross margin(2)	84.5%	85.6%				(1.1)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Defined as net revenues less segment related cost of sales as a percentage of net revenues.
(3) Defined as overall change excluding foreign exchange impact.
(4) Includes Optive® sales of $58.5 million which were previously disclosed separately in the six months ended June 30, 2018.

The following table presents our revenue disaggregated by geography for our International segment ($ in millions):

	Three Months Ended June 30,
	2019	2018	$ Overall Change	$ Operational Change	% Overall Change	% Operational Change
Europe	$386.2	$413.3	$(27.1)	$2.3	(6.6)%	0.6%
Asia Pacific, Middle East and Africa	261.5	283.6	(22.1)	(6.4)	(7.8)%	(2.3)%
Latin America and Canada	182.1	230.8	(48.7)	(33.6)	(21.1)%	(14.6)%
Other*	17.9	21.2	(3.3)	(3.2)	(15.6)%	(15.1)%
Total International	$847.7	$948.9	$(101.2)	$(40.9)	(10.7)%	(4.3)%
*Includes royalty and other revenue

	Six Months Ended June 30,
	2019	2018	$ Overall Change	$ Operational Change	% Overall Change	% Operational Change
Europe	$740.6	$811.7	$(71.1)	$(4.2)	(8.8)%	(0.5)%
Asia Pacific, Middle East and Africa	512.2	524.4	(12.2)	19.5	(2.3)%	3.7%
Latin America and Canada	360.3	442.9	(82.6)	(48.3)	(18.6)%	(10.9)%
Other*	36.1	33.9	2.2	2.9	6.5%	8.6%
Total International	$1,649.2	$1,812.9	$(163.7)	$(30.1)	(9.0)%	(1.7)%
*Includes royalty and other revenue

Net Revenues

Three Months Ended June 30, 2019 and 2018

The decrease in net revenues in the three months ended June 30, 2019 was primarily due to the negative impact of foreign currency exchange of $60.3 million as well as declines in Eye Care and Plastic Surgery, offset, in part, by operational growth in Facial Aesthetics.  Within Eye Care, the decrease in sales is due to a loss from foreign currency and a decline in Eye Drops due to market competition, timing of shipments and supply constraints in certain markets, offset by an increase in Ozurdex® due to a replenishment of supply and demand growth.  Plastic Surgery decreased versus the prior year period, primarily driven by a fourth quarter 2018 suspension of sales and voluntary recall of the remaining textured breast implants from the market in Europe as well as the voluntary worldwide recall of textured breast implants and tissue expanders announced on July 24, 2019 which lowered revenues by $40.5 million in the three months ended June 30, 2019.  The operational growth in Facial Aesthetics was due to an increase in demand growth.

Six Months Ended June 30, 2019 and 2018

The decrease in net revenues in the six months ended June 30, 2019 was primarily due to the negative impact of foreign currency exchange of $133.6 million as well as declines in Eye Care and Plastic Surgery, offset, in part, by operational growth in Facial Aesthetics and Body Contouring.  Within Eye Care, the decrease in sales is due to a loss from foreign currency and a decline in Eye Drops due to market competition, timing of shipments and supply constraints in certain markets, offset by an increase in Ozurdex® due to a replenishment of supply and demand growth.  Plastic Surgery decreased versus the prior year period, primarily driven by a fourth quarter 2018 suspension of sales and voluntary recall of the remaining textured breast implants from the market in Europe as well as the voluntary worldwide recall of textured breast implants and tissue expanders announced on July 24, 2019 which lowered revenues by $40.5 million in the six months ended June 30, 2019.  The operational growth in Facial Aesthetics and Body Contouring was due to an increase in demand growth.

Cost of Sales

Three Months Ended June 30, 2019 and 2018

The increase in cost of sales in the three months ended June 30, 2019 was primarily due to higher costs related to the voluntary worldwide recall of textured breast implants and tissue expanders, offset, in part, by a decrease in net revenues, a loss from foreign currency and favorable product mix.  Segment gross margin was negatively impacted by the voluntary worldwide recall of textured breast implants and tissue expanders which resulted in inventory write-offs of $15.7 million.

Six Months Ended June 30, 2019 and 2018

The decrease in cost of sales in the six months ended June 30, 2019 was primarily due to the decrease in net revenues, a loss from foreign currency and favorable product mix.  Segment gross margin was negatively impacted by the voluntary worldwide recall of textured breast implants and tissue expanders which resulted in inventory write-offs of $15.7 million.

Selling and Marketing Expenses

Three Months Ended June 30, 2019 and 2018

The increase in selling and marketing expenses in the three months ended June 30, 2019 was primarily due to an increase in promotional costs related to the Medical Aesthetics business, offset, in part, by the impact from foreign currency.

Six Months Ended June 30, 2019 and 2018

The decrease in selling and marketing expenses in the six months ended June 30, 2019 was primarily due to the impact from foreign currency, offset, in part, by an increase in promotional costs related to the Medical Aesthetics business.

General and Administrative Expenses

Three and Six Months Ended June 30, 2019 and 2018

General and administrative expenses decreased $5.5 million and $11.2 million in the three and six months ended June 30, 2019, respectively, period over period.  General and administrative expenses were negatively impacted by the voluntary worldwide recall of textured breast implants by $8.2 million relating to costs associated in undertaking the product recall.

Corporate

Corporate represents the results of corporate initiatives as well as the impact of select revenues and shared costs.  The following represents the Corporate amounts for the three and six months ended June 30, 2019 and 2018 ($ in millions):

	Three Months Ended June 30, 2019
	Integration / Divestiture	Non- Acquisition Related Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Other	Revenues and Shared Costs	Total
Net revenues	$-	$-	$-	$-	$-	$1.6	$1.6
Operating expenses:
Cost of sales(1)	-	0.3	25.8	0.2	0.1	98.0	124.4
Selling and marketing	0.1	0.9	-	0.7	-	(0.1)	1.6
General and administrative	23.6	2.1	-	0.2	7.1	194.8	227.8
Contribution	$(23.7)	$(3.3)	$(25.8)	$(1.1)	$(7.2)	$(291.1)	$(352.2)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

	Six Months Ended June 30, 2019
	Integration / Divestiture	Non- Acquisition Related Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Other	Revenues and Shared Costs	Total
Net revenues	$-	$-	$-	$-	$-	$4.4	$4.4
Operating expenses:
Cost of sales(1)	-	4.9	42.0	0.5	0.1	154.4	201.9
Selling and marketing	0.1	(0.9)	-	1.6	-	(0.1)	0.7
General and administrative	28.9	2.2	-	0.5	18.4	362.0	412.0
Contribution	$(29.0)	$(6.2)	$(42.0)	$(2.6)	$(18.5)	$(511.9)	$(610.2)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

	Three Months Ended June 30, 2018
	Integration / Divestiture	Non- Acquisition Related Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Other	Revenues and Shared Costs	Total
Net revenues	$-	$-	$-	$-	$-	$28.6	$28.6
Operating expenses:
Cost of sales(1)	1.0	9.3	(128.8)	0.4	(0.1)	110.1	(8.1)
Selling and marketing	0.5	6.9	-	1.7	-	-	9.1
General and administrative	14.9	(3.0)	-	0.5	31.6	173.4	217.4
Contribution	$(16.4)	$(13.2)	$128.8	$(2.6)	$(31.5)	$(254.9)	$(189.8)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

	Six Months Ended June 30, 2018
	Integration / Divestiture	Non- Acquisition Related Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Other	Revenues and Shared Costs	Total
Net revenues	$-	$-	$-	$-	$-	$34.4	$34.4
Operating expenses:
Cost of sales(1)	1.5	21.9	(125.4)	1.5	(0.1)	177.6	77.0
Selling and marketing	1.4	17.2	-	6.0	-	0.1	24.7
General and administrative	28.7	4.3	-	2.1	40.6	317.1	392.8
Contribution	$(31.6)	$(43.4)	$125.4	$(9.6)	$(40.5)	$(460.4)	$(460.1)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

Integration / Divestiture

Three and Six Months Ended June 30, 2019 and 2018

In the three and six months ended June 30, 2019 and 2018, integration and restructuring charges included costs related to the integration of LifeCell Corporation (“LifeCell’) and Zeltiq® Aesthetics, Inc. (“Zeltiq”) and $19.5 million of integration costs related to the AbbVie Transaction.

Non-Acquisition Related Restructuring

Three and Six Months Ended June 30, 2018

In the three and six months ended June 30, 2018, the Company incurred charges related to the restructuring of its internal infrastructure.  The restructuring programs included charges associated with scaling our manufacturing plants as well as the acceleration of share-based compensation charges for severed employees over their shortened vesting periods.

Fair Value Adjustments

Fair value adjustments primarily relate to changes in estimated contingent liabilities for future amounts to be paid based on achievement of sales levels for the respective products.

Three and Six Months Ended June 30, 2019

In the three and six months ended June 30, 2019, the expense in cost of sales primarily related to an increase in commercial sales forecasts for Liletta®.

Three and Six Months Ended June 30, 2018

In the three and six months ended June 30, 2018, the income in cost of sales primarily related to the Company’s True Tear product not achieving a milestone event, as well as a corresponding decrease in commercial forecasts.

Effect of Purchase Accounting

Three and Six Months Ended June 30, 2019 and 2018

In the three and six months ended June 30, 2019 and 2018, the Company incurred charges related to the purchase accounting impact on share-based compensation related to the Zeltiq and Allergan, Inc. (“Legacy Allergan”) acquisitions, which increased cost of sales, selling and marketing and general and administrative expenses.

Other

Three and Six Months Ended June 30, 2019 and 2018

In the three months ended June 30, 2019 and 2018, general and administrative costs included legal settlement charges of $7.8 million and $29.0 million, respectively.  In the six months ended June 30, 2019 and 2018, general and administrative costs included legal settlement charges of $18.2 million and $39.3 million, respectively.

Revenues and Shared Costs

Shared costs primarily include above site and unallocated costs associated with running our global manufacturing facilities and corporate general and administrative expenses.

Three and Six Months Ended June 30, 2019 and 2018

In the three and six months ended June 30, 2018, the Company recorded milestone revenue related to an on-going intellectual property agreement of $25.0 million.  In the three months ended June 30, 2019, the Company incurred transactional foreign exchange gains of $3.3 million, compared with transactional foreign exchanges losses of $11.2 million in the three months ended June 30, 2018.  In the six months ended June 30, 2019 and 2018, the Company incurred transactional foreign exchange losses of $3.5 million and $16.1 million, respectively.

Research and Development Expenses

R&D expenses consist predominantly of personnel-related costs, active pharmaceutical ingredient costs, contract research, license and milestone fees, biostudy and facilities costs associated with product development.

R&D expenses consisted of the following in the three and six months ended June 30, 2019 and 2018 ($ in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Ongoing operating expenses	$447.0	$388.9	$58.1	14.9%	$844.9	$744.7	$100.2	13.5%
Milestone expenses and upfront license payments	-	277.3	(277.3)	(100.0)%	34.1	390.7	(356.6)	(91.3)%
Contingent consideration adjustments, net	2.3	21.7	(19.4)	(89.4)%	4.8	23.6	(18.8)	(79.7)%
Acquisition accounting fair market value adjustment to share-based compensation	0.3	0.8	(0.5)	(62.5)%	0.7	3.6	(2.9)	(80.6)%
Acquisition, integration, and restructuring charges	0.4	0.5	(0.1)	(20.0)%	0.5	1.3	(0.8)	(61.5)%
Total R&D Expenses	$450.0	$689.2	$(239.2)	(34.7)%	$885.0	$1,163.9	$(278.9)	(24.0)%

Operating Expenses

Three and Six Months Ended June 30, 2019 and 2018

The increase in ongoing operating expenses in the three and six months ended June 30, 2019 is mainly due to increased product development spending in early stage development programs and for the Gastrointestinal therapeutic areas offset, in part, by lower spending in the Central Nervous System therapeutic areas.

Milestone Expenses and Upfront License Payments

The following represents milestone expenses, asset acquisitions and upfront license payments in the three and six months ended June 30, 2019 and 2018, respectively ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Akarna Therapeutics, Ltd.	$-	$-	$10.0	$-
Elastagen Pty Ltd	-	96.1	-	96.1
AstraZeneca plc	-	90.0	-	90.0
Merck & Co.	-	85.0	-	85.0
Chase Pharmaceuticals Corporation	-	-	-	75.0
Repros Therapeutics, Inc.	-	-	-	33.2
Other	-	6.2	24.1	11.4
Total	$-	$277.3	$34.1	$390.7

Amortization

Amortization in the three and six months ended June 30, 2019 and 2018 was as follows ($ in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Amortization	$1,402.0	$1,697.1	$(295.1)	(17.4)%	$2,801.4	$3,394.7	$(593.3)	(17.5)%

Three and Six Months Ended June 30, 2019 and 2018

Amortization for the three and six months ended June 30, 2019 decreased as compared to the three and six months ended June 30, 2018 primarily as a result of a decrease in amortization for Restasis® due to a reduced book value and remaining life as a result of an anticipated launch of a generic.

Goodwill, IPR&D and Other Impairments and Asset Sales, Net

Goodwill, IPR&D and other impairments and asset sales, net consisted of the following in the three and six months ended June 30, 2019 and 2018 ($ in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Goodwill impairments	$1,085.8	$-	$1,085.8	n.a	$3,552.8	$-	$3,552.8	n.a
IPR&D impairments	436.0	276.0	160.0	58.0%	436.0	798.0	(362.0)	(45.4)%
Asset sales and impairments, net	129.4	259.6	(130.2)	(50.2)%	124.2	272.7	(148.5)	(54.5)%

Refer to “NOTE 11 – Goodwill, Product Rights and Other Intangible Assets” for the description of the goodwill impairments and IPR&D impairments that the Company recorded in the three and six months ended June 30, 2019 and 2018.

Interest Income

Interest income in the three and six months ended June 30, 2019 and 2018 was as follows ($ in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Interest income	$9.7	$6.3	$3.4	54.0%	$31.0	$23.6	$7.4	31.4%

Interest income represents interest earned on cash and cash equivalents and marketable securities held during the respective periods.

Interest Expense

Interest expense consisted of the following in the three and six months ended June 30, 2019 and 2018 ($ in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Fixed Rate Notes	$172.8	$209.4	$(36.6)	(17.5)%	$346.6	$438.3	$(91.7)	(20.9)%
Euro Denominated Notes	14.6	8.8	5.8	65.9%	29.5	17.4	12.1	69.5%
Floating Rate Notes	4.8	4.6	0.2	4.3%	9.8	11.0	(1.2)	(10.9)%
Other	3.2	7.2	(4.0)	(55.6)%	11.3	13.9	(2.6)	(18.7)%
Interest expense	$195.4	$230.0	$(34.6)	(15.0)%	$397.2	$480.6	$(83.4)	(17.4)%

Three and Six Months Ended June 30, 2019 and 2018

Interest expense in the three and six months ended June 30, 2019 decreased versus the three and six months ended June 30, 2018 due to scheduled maturities and early debt extinguishment of senior secured notes period-over-period, as well as the impact from debt refinancing in the prior year.

Other (Expense) / Income , Net

Other (expense) / income, net consisted of the following in the three and six months ended June 30, 2019 and 2018 ($ in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Teva Share Activity	$-	$138.6	$(138.6)	(100.0)%	$-	$60.9	$(60.9)	(100.0)%
Sales of business	-	53.0	(53.0)	(100.0)%	-	53.0	(53.0)	(100.0)%
Debt extinguishment other	0.1	9.1	(9.0)	(98.9)%	(0.2)	9.1	(9.3)	n.m.
Other (expense) / income, net	(4.8)	14.7	(19.5)	n.m.	9.3	13.6	(4.3)	(31.6)%
Other (expense) / income, net	$(4.7)	$215.4	$(220.1)	n.m.	$9.1	$136.6	$(127.5)	(93.3)%

Refer to “NOTE 6 – Other (Expense) / Income” for further details regarding the components of other (expense) / income, net.

Provision / (Benefit) for Income Taxes

Provision / (benefit) for income taxes in the three and six months ended June 30, 2019 and 2018 was as follows: ($ in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Provision / (benefit) for income taxes	$301.6	$(5.2)	$306.8	n.m.	$233.0	$(687.4)	$920.4	(133.9)%
Effective tax rate	(20.8)%	1.1%			(5.9)%	47.7%

Three Months Ended June 30, 2019 and 2018

The Company’s effective tax rate for the three months ended June 30, 2019 was a provision of 20.8% compared to a benefit of 1.1% for the three months ended June 30, 2018. The effective tax rate for the three months ended June 30, 2019 was favorably impacted by tax benefits of $50.8 million for a U.S. capital loss and $107.3 million related to the impairment of certain intangible assets. The effective tax rate was unfavorably impacted by a tax charge of $375.0 million to establish a valuation allowance on certain non-U.S. deferred tax assets, $49.0 million related to an uncertain tax position and the goodwill impairment charge of $1,085.8 million, for which no tax benefit was recorded.

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

The effective tax rate for the three months ended June 30, 2019 was less favorable compared to the three months ended June 30, 2018 primarily due to the goodwill impairment with no associated tax benefits and the tax charge for a valuation allowance.

Six Months Ended June 30, 2019 and 2018

The Company’s effective tax rate for the six months ended June 30, 2019 was a provision of 5.9%, compared to a benefit of 47.7% for the six months ended June 30, 2018. The effective tax rate for the six months ended June 30, 2019 was favorably impacted by tax benefits of $118.0 million related to excess tax over book basis in a U.S. subsidiary that will reverse in the foreseeable future, $50.8 million for a U.S. capital loss and $107.3 million related to the impairment of certain intangible assets. The effective tax rate was unfavorably impacted by a tax charge of $375.0 million to establish a valuation allowance on certain non-U.S. deferred tax assets, $49.0 million related to an uncertain tax position and the goodwill impairment charge of $3,552.8 million, for which no tax benefit was recorded.

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

The effective tax rate for the six months ended June 30, 2019 was less favorable compared to the six months ended June 30, 2018 primarily due to the goodwill impairments with no associated tax benefits, the tax charge for a valuation allowance and the absence of certain discrete tax benefits recorded in 2018.

Liquidity and Capital Resources

Working Capital Position

Working capital at June 30, 2019 and December 31, 2018 is summarized as follows ($ in millions):

	June 30,	December 31,	Increase
	2019	2018	(Decrease)
Current Assets:
Cash and cash equivalents	$1,651.4	$880.4	$771.0
Marketable securities	322.3	1,026.9	(704.6)
Accounts receivable, net	3,086.3	2,868.1	218.2
Inventories	1,004.5	846.9	157.6
Current assets held for sale	-	34.0	(34.0)
Prepaid expenses and other current assets	2,508.3	819.1	1,689.2
Total current assets	8,572.8	6,475.4	2,097.4
Current liabilities:
Accounts payable and accrued expenses	$4,995.3	$4,787.2	$208.1
Income taxes payable	91.0	72.4	18.6
Current portion of long-term debt	3,094.2	868.3	2,225.9
Current portion of lease liability - operating	123.2	-	123.2
Total current liabilities	8,303.7	5,727.9	2,575.8
Working Capital	$269.1	$747.5	$(478.4)
Current Ratio	1.03	1.13

Working capital movements were primarily due to the following:

•	The Company generated cash flows from operations of $2,644.3 million;
•	The Company paid dividends of $488.8 million and repurchased ordinary shares of $833.5 million in the six months ended June 30, 2019;
•

The Company repaid the scheduled maturity of the €700.0 million floating rate notes due June 1, 2019, repurchased $249.8 million face value of senior notes through open market debt purchases and had senior notes of $3,026.0 million classified as current based on their maturity date as of June 30, 2019; and

•	The increase in other current assets relates to a reclassification of a $1.6 billion income tax receivable from other non-current assets.

Cash Flows

The Company’s cash flows are summarized as follows ($ in millions):

	Six Months Ended June 30,
	2019	2018	$ Change
Net cash provided by operating activities	$2,644.3	$2,698.5	$(54.2)
Net cash provided by investing activities	$462.6	$3,634.4	$(3,171.8)
Net cash (used in) financing activities	$(2,338.6)	$(6,490.4)	$4,151.8

Cash flows from operations represent net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities remained relatively consistent in the six months ended June 30, 2019 versus the prior year period.

Management expects that available cash balances and the remaining 2019 cash flows from operating activities will provide sufficient resources to fund our operating liquidity needs and expected capital expenditure funding requirements for at least the next twelve months.

Investing cash flows for the six months ended June 30, 2019 reflect the net cash provided by the net sale of investments of $723.8 million offset, in part, by the cash used in acquisitions of businesses of $80.6 million.  Investing cash flows for the six months ended June 30, 2018 reflect the net cash provided by the net sale of investments of $4,140.4 million offset, in part, by payments to settle Teva related matters of $466.0 million.

Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of ordinary shares, dividend payments and proceeds from the exercise of stock options. Cash used in financing activities in the six months ended June 30, 2019 primarily related to the repayment of indebtedness of $1,039.1 million, the repurchase of ordinary shares of $833.5 million and the payment of dividends of $488.8 million.  Cash used in financing activities in the six months ended June 30, 2018 primarily related to the repayment of indebtedness of $5,366.8 million, the repurchase of ordinary shares of $1,572.1 million, the payment of dividends of $563.7 million and payments to settle Teva related matters of $234.0 million, which was outstanding greater than one year, offset, in part, by borrowings under the revolving credit facility and other borrowings of $709.0 million and proceeds from the forward sale of Teva shares of $465.5 million.

Long-term obligations

The following table lists certain of our enforceable and legally binding obligations as of June 30, 2019. Certain amounts included herein are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal of lease agreements, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligation we will actually pay in future periods may vary from those reflected in the table.

The following is a summary of select contractual commitments as of June 30, 2019, including amounts accrued as of the balance sheet date to be paid in future periods ($ in millions):

	Payments Due by Period
	Total	Six Months Ending December 31, 2019	2020-2021	2022-2023	Thereafter
Sales based and other milestone obligations	10,197.9	9.0	53.0	416.0	9,719.9
R&D / approval milestone obligations	6,010.8	133.7	982.5	624.5	4,270.1
Total	$16,208.7	$142.7	$1,035.5	$1,040.5	$13,990.0

The table above reflects the anticipated timing of R&D and approval related milestones and sales based milestones.  Certain agreements also include royalties based on commercial sales which are excluded from the table above. The following are contractual commitments relating to the R&D and approval related milestones and sales based milestones ($ in millions):

Transaction	Product	Maximum Milestones	R&D / Approval Milestones	Sales Based and Other Milestones
Heptares Therapeutics, Ltd	Neurological disorders	$3,224.5	$649.5	$2,575.0
Assembly Biosciences, Inc.	Gastrointestinal products	2,459.0	1,069.0	1,390.0
AstraZeneca plc License	Brazikumab	1,250.0	210.0	1,040.0
Akarna Therapeutics, Ltd	Inflammatory and fibrotic diseases	965.0	590.0	375.0
Tobira Therapeutics, Inc.	Cenicriviroc	800.1	400.1	400.0
Chase Pharmaceuticals Corporation	Neurodegenerative disorders	800.0	250.0	550.0
Merck & Co.	Ubrogepant & Atogepant	750.0	320.0	430.0
Retrosense Therapeutics, LLC	RST-001	495.0	245.0	250.0
AqueSys, Inc.	Xen Gel Stent	300.0	-	300.0
Topokine Therapeutics, Inc.	XAF5	260.0	110.0	150.0
Oculeve, Inc.	TrueTear®	150.0	50.0	100.0
Forsight VISION5, Inc.	Bimatoprost Ring	125.0	125.0	-
All Other		4,630.1	1,992.2	2,637.9
Total		$16,208.7	$6,010.8	$10,197.9

Such milestone payments will only be payable in the event that the Company achieves contractually defined, success-based milestones, such as:

•	the advancement of the specified research and development programs;
•	the receipt of regulatory approval for the specified compounds or products; and/or
•	reaching a sales threshold of the specified compounds or products.

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

•	the inherent uncertainty associated with financial projections;
•	fluctuations in our operating results and financial conditions;
•	the adverse impact of substantial debt and other financial obligations on the ability to fulfill and/or refinance debt obligations;
•	the effect of goodwill and intangible assets and resulting impairment testing and impairment charges on our financial condition;
•	our ability to obtain additional debt or raise additional equity on terms that are favorable to us;
•	our ability to retain qualified employees and key personnel;
•	risks associated with cyber-security and vulnerability of our information and employee, customer and business information that we store digitally;
•	our ability to manage environmental liabilities;
•	our ability to continue foreign operations in countries and to maintain global operations;
•	uncertainty related to our dividend plan and share repurchase program;
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

Investment Risk

As of June 30, 2019, our total investments in marketable and equity securities of other companies, including equity method investments, but excluding securities considered cash and cash equivalents, were $377.4 million (included in marketable securities and investments and other assets). The fair values of these investments are subject to fluctuations due to volatility of the stock market and changes in general economic conditions.

We regularly review the carrying value of our investments and identify and recognize losses for income statement purposes.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our non-equity investment portfolio. Our cash is invested in money market securities.

Our permitted investments in marketable securities include highly liquid money market securities classified as available-for-sale securities.  No security as of June 30, 2019 has a maturity in excess of one year. These investments include floating rate securities that are exposed to interest rate fluctuations. Because of the short-term nature of these investments, we are subject to minimal interest rate risk and do not believe that an increase in market rates would have a significant negative impact on the value of our portfolio.

Floating Rate Debt

At June 30, 2019, borrowings outstanding under the floating rate notes were $1,296.1 million. Assuming a one percent increase in the applicable interest rate on the Company’s floating rates notes, annual interest expense would increase by approximately $11.7 million over the next twelve months.

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

The Company is subject to transactions which are denominated in currencies other than the functional currency and therefore movements in exchange rates may impact the results of operations.  Net foreign currency losses reflected in general and administrative expenses were $3.5 million and $16.1 million for the six months ended June 30, 2019 and 2018, respectively.

The currency for Argentina was deemed hyperinflationary in the third quarter of 2018 and is now being accounted for using the Company’s functional currency.  The impact is immaterial to the Company’s operations.

In November 2018, the Company entered into a 700.0 million Euro forward contract to buy Euros while selling USD.  The derivative had a maturity of May 31, 2019.  The derivative instrument was marked-to-market to the P&L, offsetting the revaluation (P&L) impact on the Euro 700.0 million variable interest debt which matured on June 1, 2019. For the six months ended June 30, 2019, the Company recorded a loss of $29.8 million relating to this instrument in general and administrative expenses.

The Company is exposed to foreign exchange risk in its international operations from foreign currency purchases, net investments in foreign subsidiaries, and foreign currency assets and liabilities created in the normal course of business, including its Euro Denominated Notes. In the six months ended June 30, 2019, we used effective net investment hedges to partially offset the effects of foreign currency on our investments in certain of our foreign subsidiaries. The total notional amount of our instruments designated as net investment hedges was $5.1 billion as of June 30, 2019 and December 31, 2018.  During the six months ended June 30, 2019 and 2018, the impact of the net investment hedges recorded in other comprehensive (loss) / income was a gain of $41.8 million and $102.0 million, respectively.

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

As required by SEC Rule 13a-15(b), Allergan plc carried out an evaluation, under the supervision and with the participation of Allergan plc’s management, including Allergan plc’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Allergan plc’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation Allergan plc’s Principal Executive Officer and Principal Financial Officer concluded that Allergan plc’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

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

As required by SEC Rule 13a-15(b), Warner Chilcott Limited carried out an evaluation, under the supervision and with the participation of Warner Chilcott Limited’s management, including Warner Chilcott Limited’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Warner Chilcott Limited’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation Warner Chilcott Limited’s Principal Executive Officer and Principal Financial Officer concluded that Warner Chilcott Limited’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

Changes in Internal Control Over Financial Reporting of Allergan plc and Warner Chilcott Limited

During the quarter ended June 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Allergan plc and Warner Chilcott Limited’s internal control over financial reporting.

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

Risks Relating to our pending transaction with AbbVie

The transaction is subject to customary closing conditions, including conditions related to required shareholder approvals and required regulatory approvals, and may not be completed on a timely basis, or at all.

The completion of the transaction is subject to a number of customary conditions and there can be no assurance that the conditions to the closing of the transaction will be satisfied or waived (to the extent permitted by law).  The failure to satisfy the required conditions could delay the completion of the transaction for a significant period of time or prevent the completion from occurring at all.  These closing conditions include the approval of the transaction by a majority in number of our shareholders of record, such shareholders representing 75% or more in value of the Allergan ordinary shares held by such holders, present and voting either in person or by proxy, at the meeting directed by the Irish High Court, and the approval by our shareholders of certain other transaction-related resolutions at the extraordinary general meeting.

These closing conditions also include certain antitrust related approvals, including (i) that all applicable waiting periods under the  Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in connection with the transaction having expired or having been terminated, and termination or expiration of any agreement between Allergan and AbbVie, on the one hand, and the U.S. Federal Trade Commission or the Antitrust Division of the U.S. Department of Justice, on the other hand, not to consummate the transaction, (ii) all required clearances of any governmental entity having been obtained and remaining in full force and effect and all applicable waiting periods having expired, lapsed or been terminated (as appropriate), in each case in connection with the transaction, under the antitrust laws of the U.S., European Union, China, Brazil, Canada, Israel, Mexico, Japan, South Africa, South Korea, Turkey and the United Kingdom (only in the event of any exit by the United Kingdom from, or suspension or termination of its membership in, the European Union such that a United Kingdom governmental entity has jurisdiction to review the acquisition under antitrust laws) (each a “Required Antitrust Jurisdiction)”, (iii) to the extent (a) the transaction constitutes a concentration within the scope of Article 6(1)(c) of the Council EC Merger Regulation (EC) No. 139/2004 of 20 January 2004 on the control of concentrations between undertakings in respect of the transaction (the “EC Merger Regulation”) or otherwise is a concentration that is subject to the EC Merger Regulation, the European Commission having decided to allow the closing of the transaction, and (b) that all or part of the transaction is referred by the European Commission to the relevant authority of one or more member countries of the European Economic Area, such relevant authority(ies) (in the case of a partial referral in conjunction with a final decision of the European Commission) having issued a final decision or decisions which satisfies (or together satisfy) the prior clause (a).  The governmental agencies from which the parties will seek certain approvals related to these conditions have broad discretion in administering the governing regulations.  As a condition to their approval of the transaction, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the combined company’s business after the closing. Such requirements, limitations, costs or restrictions could delay or prevent the consummation of the transaction or have a material adverse effect on the combined company’s business and results of operations.

In addition, the closing conditions include other legal and regulatory conditions, such as (i) the sanction by the Irish High Court of the transaction and registration of the court order with the Irish Registrar of Companies, (ii) the approval by the New York Stock Exchange of the listing of all of the shares of AbbVie common stock to be issued in connection with the transaction, and (iii) (a) no order, writ, decree, judgment or injunction (whether temporary or permanent) having been issued, promulgated, made, rendered or entered into by any court or other tribunal of competent jurisdiction, and (b) no law (excluding any antitrust law other than those of a Required Antitrust Jurisdiction) having been enacted, issued, promulgated, enforced or entered and continuing in effect and, in each case of clauses (a) and (b), that restrains, enjoins, makes illegal or otherwise prohibits the consummation of the transaction.

The transaction is also subject to other customary closing conditions, including: (i) the transaction agreement not having been terminated in accordance with its terms, (ii) the accuracy of each party’s representations and warranties made in the transaction agreement, subject to specified materiality standards, (iii) the absence of a material adverse effect with respect to each party since June 25, 2019 and (iv) the performance and compliance by each party of all of its obligations and compliance with all of its covenants under the transaction agreement in all material respects.  There can be no assurance that the conditions to completion of the transaction will be satisfied or waived or that the transaction will be completed within the expected time frame, or at all.

Failure to consummate the transaction could negatively impact the share price and the future business and financial results of Allergan.

If the transaction is not consummated, the ongoing business of Allergan may be adversely affected and, without realizing any of the potential benefits of having consummated the transaction, Allergan will be subject to a number of risks, including the following:

•	Allergan will be required to pay certain costs and expenses relating to the proposed transaction;
•	if the transaction agreement is terminated under specified circumstances, Allergan may be obligated to reimburse certain expenses of AbbVie;
•

matters relating to the transaction (including integration planning) may require substantial commitments of time and resources by Allergan management, which could otherwise have been devoted to other opportunities that may have been beneficial to Allergan;

•

the transaction agreement restricts Allergan, without AbbVie’s consent and subject to certain exceptions, from making certain acquisitions and taking other specified actions until the transaction occurs or the transaction agreement terminates.  These restrictions may prevent Allergan from pursuing otherwise attractive business opportunities and making other changes to its business that may arise prior to completion of the transaction or termination of the transaction agreement; and

•

Allergan could be subject to litigation related to any failure to consummate the transaction or related to any enforcement proceeding commenced against Allergan to perform its obligations under the transaction agreement.

If the transaction is not consummated, these risks may materialize and may adversely affect Allergan’s business, financial results and share price.

The transaction agreement contains provisions that limit Allergan’s ability to pursue alternatives to the transaction and, in specified circumstances, could require Allergan to reimburse certain of AbbVie’s expenses.

Under the transaction agreement, Allergan is subject to certain restrictions on its ability to solicit alternative acquisition proposals from third parties, engage in discussion or negotiations with respect to such proposals or provide information in connection with such proposals, subject to customary exceptions.  Allergan may terminate the transaction agreement and enter into an agreement providing for a superior proposal only if specified conditions have been satisfied, including a determination by the Allergan board of directors (after consultation with a financial advisor of nationally recognized reputation and outside legal counsel) that such proposal is more favorable to our shareholders from a financial point of view than the transaction, and such a termination would result in Allergan being required to reimburse certain of AbbVie’s expenses under the expenses reimbursement agreement.  These provisions could discourage a third party that may have an interest in acquiring all or a significant part of Allergan from considering or proposing that acquisition, even if such third party were prepared to pay consideration with a higher value than the value of the transaction consideration.

Because the number of AbbVie shares that our shareholders will be entitled to receive as a result of the transaction will be based on a fixed exchange ratio (except for adjustments in limited circumstances pursuant to the transaction agreement),  the value of the AbbVie shares that our shareholders receive could vary based on market price fluctuations of AbbVie shares.

At completion, our shareholders will be entitled to receive (i) $120.30 in cash and (ii) 0.8660 of a newly issued share of AbbVie common stock, in exchange for each Allergan ordinary share held by our shareholders.  Because the exchange ratio will not be adjusted to reflect any changes in the market value of AbbVie common stock or Allergan ordinary shares, such market price fluctuations may affect the value that our shareholders will be entitled to receive upon completion of the transaction.  Share price changes may result from a variety of factors, including changes in the business, operations or prospects of AbbVie or Allergan, market assessments of the likelihood that the transaction will be completed, the timing of the transaction, regulatory considerations, general market and economic conditions and other factors.

Our shareholders will have a reduced ownership and voting interest after the transaction and will exercise less influence over management.

AbbVie will issue new shares of AbbVie common stock to our shareholders in the transaction.  Immediately following the completion of the transaction, current shareholders are expected to hold approximately 17% of the outstanding shares of AbbVie common stock on a fully diluted basis.  Our shareholders currently have the right to vote for their directors and on other matters affecting Allergan.  Following completion of the transaction, the AbbVie common stock that each of our shareholders receives in exchange for its Allergan ordinary shares will represent a percentage ownership of AbbVie that is smaller than our shareholders’ percentage ownership of Allergan before the effective time.  As a result of this reduced ownership percentage, our shareholders will have less influence on the management and policies of the combined company than they have as to Allergan prior to the transaction.

While the transaction is pending, Allergan will be subject to business uncertainties related to its relationships with employees, customers and suppliers, which could adversely affect Allergan’s business and operations.

Uncertainty about the effect of the transaction on employees, customers and suppliers may have an adverse effect on Allergan.  These uncertainties may impair Allergan’s ability to attract, retain and motivate key personnel until the transaction is consummated and for a period of time thereafter, and could cause customers, suppliers and others who deal with Allergan to seek to change or terminate existing business relationships with Allergan.  Employee retention may be particularly challenging during the pendency of the transaction because employees may experience uncertainty about their future roles with the combined company.  If, despite Allergan’s retention efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, the combined company’s business could be harmed and its ability to realize the anticipated benefits of the transaction could be adversely affected.

While the transaction is pending, Allergan will be subject to contractual restrictions, which could adversely affect Allergan’s business and operations.

Under the terms of the transaction agreement, Allergan is also subject to certain restrictions on the conduct of its business prior to completing the transaction, which may adversely affect its ability to execute certain of its business strategies, including the ability in certain cases to enter into contracts or incur capital expenditures to grow its business.  Such limitations could negatively affect Allergan’s businesses and operations prior to the completion of the transaction.  Furthermore, the process of planning to integrate two businesses and organizations for the post-transaction period can divert management attention and resources and could ultimately have an adverse effect on Allergan.

If completed, the transaction may not achieve its intended results.

Allergan and AbbVie entered into the transaction agreement with the expectation that the transaction will result in various benefits, including, among other things, synergies at the combined company, a comprehensive product portfolio, diversified growth profile and broad geographic reach.  Achieving the anticipated benefits of the transaction is subject to a number of uncertainties, including whether the businesses of AbbVie and Allergan can be integrated in an efficient and effective manner.  Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect the combined company’s future business, financial condition, operating results and cash flows.

Allergan and AbbVie may be unable to successfully integrate their operations.  Failure to successfully integrate the businesses of Allergan and AbbVie in the expected timeframe may adversely affect the future results of the combined organization, and, consequently, the value of the shares of AbbVie common stock that our shareholders receive as the transaction consideration.

It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees, the disruption of each company’s ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect the combined company’s ability to achieve the anticipated benefits of the transaction.  The combined company’s results of operations could also be adversely affected by any issues attributable to either company’s operations that arise or are based on events or actions that occur prior to the completion of the transaction.  The companies may have difficulty addressing possible differences in corporate cultures and management philosophies.  The integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized or, if realized, the timing of their realization.

Allergan and AbbVie will incur substantial transaction fees and costs in connection with the transaction.

Allergan and AbbVie expect to incur a number of non-recurring transaction-related costs associated with completing the transaction, combining the operations of the two organizations and achieving desired synergies.  These fees and costs will be substantial.  Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, retention, severance, change in control and other integration-related costs, filing fees and printing costs.  Additional unanticipated costs may be incurred in the integration of the businesses of Allergan and AbbVie.  There can be no assurance that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction-related costs over time.  Thus, any net benefit may not be achieved in the near term, the long term or at all.

Following the transaction, the combined company will have a substantial amount of debt, which could adversely affect its business, financial condition or results of operations and prevent it from fulfilling its debt-related obligations.

Following the transaction, the combined company will have a substantial amount of debt.  The combined company’s substantial debt could adversely affect it in a number of ways including but not limited to making it more difficult for the combined company to satisfy its obligations with respect to its debt or to its trade or other creditors and requiring a substantial portion of the combined company’s cash flows from operations and the proceeds of any capital markets offerings or loan borrowings for the payment of interest on the combined company’s debt.  If the combined company cannot service its indebtedness, it may have to take actions such as selling assets, seeking additional debt or equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances.

Statements Required by the Irish Takeover Rules

To the extent that any of the information contained, referred to or summarized in this document constitutes a profit forecast for the purposes of Rule 28 of the Irish Takeover Panel Act, 1997, Takeover Rules, 2013, such information will (unless the Irish Takeover Panel consents otherwise) be reported on in accordance with that rule in the proxy statement. Except as described in the previous sentence, no statement in this document is intended to constitute a profit forecast for any period, nor should any statements be interpreted to mean that earnings or earnings per share will necessarily be greater or lesser than those for the relevant preceding financial periods for Allergan. No statement in this document constitutes an asset valuation.

The directors of Allergan accept responsibility for the information contained in this document. To the best of the knowledge and belief of the directors of Allergan (who have taken all reasonable care to ensure that such is the case), the information contained in this document is in accordance with the facts and does not omit anything likely to affect the import of such information.

Any holder of 1% or more of any class of relevant securities of Allergan may have disclosure obligations under Rule 8.3 of the Irish Takeover Panel Act, 1997, Takeover Rules 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities; Uses of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2019, we repurchased 29,202 of Allergan plc’s Ordinary Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and directors.  On January 29, 2019, the Company announced that its Board of Directors approved a $2.0 billion share repurchase program, all of which remained outstanding as of June 30, 2019.

Period	Total Number of Shares Purchased	Total Number of Shares Purchased to Satisfy Tax Withholdings	Average Price Paid per Share	Total Number of Shares Purchased as Part of Share Repurchase Program	Average Price Paid per Share as Part of Share Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program ($ in millions)
April 1 - 30, 2019	24,502	24,502	$146.41	-	$-	$2,000.0
May 1 - 31, 2019	4,002	4,002	$141.90	-	$-	$2,000.0
June 1 - 30, 2019	698	698	$122.92	-	$-	$2,000.0
April 1 - June 30, 2019	29,202	29,202	$145.23	-	$-

ITEM 6.	EXHIBITS

Reference is hereby made to the Exhibit Index on page 91.

EXHIBIT INDEX

Exhibit	Description

2.1

Transaction Agreement, dated as of June 25, 2019, by and among AbbVie Inc., Venice Subsidiary, LLC and Allergan plc (incorporated by reference to Exhibit 2.1 to Allergan plc’s Current Report on Form 8-K filed on June 25, 2019).

2.2	Appendix III to the Rule 2.5 Announcement, dated as of June 25, 2019 (incorporated by reference to Exhibit 2.2 to Allergan plc’s Current Report on Form 8-K filed on June 25, 2019).
2.3

Expenses Reimbursement Agreement, dated as of June 25, 2019, by and between Allergan plc and AbbVie Inc. (incorporated by reference to Exhibit 2.3 to Allergan plc’s Current Report on Form 8-K filed on June 25, 2019).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2019.

ALLERGAN PLC WARNER CHILCOTT LIMITED

By:	/s/ Matthew M. Walsh
Name:	Matthew M. Walsh
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ James C. D’Arecca
Name:	James C. D’Arecca
Title:	Chief Accounting Officer (Principal Accounting Officer)