Form 10-Q
period 2019-09-30
Allergan plc; Warner Chilcott Ltd
filed 2019-11-05
CIK 1578845, 1620602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number	Exact name of registrant as specified in its charter, principal office and address and telephone number	State of incorporation or organization	I.R.S. Employer Identification No.
001-36867	Allergan plc Clonshaugh Business and Technology Park Coolock, Dublin, D17 E400, Ireland (862) 261-7000	Ireland	98-1114402

001-36887	Warner Chilcott Limited	Bermuda	98-0496358
Victoria Place, 5th Floor
Hamilton HM 10
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

Number of shares of Allergan plc’s Ordinary Shares outstanding on November 1, 2019: 328,277,336. There is no trading market for securities of Warner Chilcott Limited, all of which are indirectly wholly owned by Allergan plc.

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

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

		PAGE
PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (unaudited)	3
	Consolidated Balance Sheets of Allergan plc as of September 30, 2019 and December 31, 2018	3
	Consolidated Statements of Operations of Allergan plc for the three and nine months ended September 30, 2019 and September 30, 2018	4
	Consolidated Statements of Comprehensive Income / (Loss) of Allergan plc for the three and nine months ended September 30, 2019 and September 30, 2018	5
	Consolidated Statements of Cash Flows of Allergan plc for the nine months ended September 30, 2019 and September 30, 2018	6
	Consolidated Statements of Equity of Allergan plc for the three and nine months ended September 30, 2019 and September 30, 2018	7
	Consolidated Balance Sheets of Warner Chilcott Limited as of September 30, 2019 and December 31, 2018	8
	Consolidated Statements of Operations of Warner Chilcott Limited for the three and nine months ended September 30, 2019 and September 30, 2018	9
	Consolidated Statements of Comprehensive Income / (Loss) of Warner Chilcott Limited for the three and nine months ended September 30, 2019 and September 30, 2018	10
	Consolidated Statements of Cash Flows of Warner Chilcott Limited for the nine months ended September 30, 2019 and September 30, 2018	11
	Consolidated Statements of Equity of Warner Chilcott Limited for the three and nine months ended September 30, 2019 and September 30, 2018	12
	Notes to the Consolidated Financial Statements	13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	64
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	87
Item 4.	Controls and Procedures	88
PART II. OTHER INFORMATION		90
Item 1.	Legal Proceedings	90
Item 1A.	Risk Factors	90
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	93
Item 6.	Exhibits	94
	Signatures	95

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

ALLERGAN PLC

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except par value)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$1,237.5	$880.4
Marketable securities	3,318.4	1,026.9
Accounts receivable, net	3,012.3	2,868.1
Inventories	1,083.1	846.9
Current assets held for sale	-	34.0
Prepaid expenses and other current assets	942.3	819.1
Total current assets	9,593.6	6,475.4
Property, plant and equipment, net	1,857.0	1,787.0
Right of use asset - operating leases	478.2	-
Investments and other assets	367.9	1,970.6
Non current assets held for sale	32.5	882.2
Deferred tax assets	487.4	1,063.7
Product rights and other intangibles	39,526.8	43,695.4
Goodwill	42,065.5	45,913.3
Total assets	$94,408.9	$101,787.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,692.2	$4,787.2
Income taxes payable	88.9	72.4
Current portion of long-term debt	3,739.2	868.3
Current portion of lease liability - operating	118.4	-
Total current liabilities	9,638.7	5,727.9
Long-term debt	18,786.0	22,929.4
Lease liability - operating	437.4	-
Other long-term liabilities	810.9	882.0
Other taxes payable	1,718.4	1,615.5
Deferred tax liabilities	4,519.3	5,501.8
Total liabilities	35,910.7	36,656.6
Commitments and contingencies (Refer to Note 21)
Equity:
Ordinary shares; $0.0001 par value per share; 1,000.0 million shares authorized, 328.1 million and 332.6 million shares issued and outstanding, respectively	$-	$-
Additional paid-in capital	55,882.4	56,510.0
Retained earnings	1,551.7	7,258.9
Accumulated other comprehensive income	1,041.1	1,345.2
Total shareholders’ equity	58,475.2	65,114.1
Noncontrolling interest	23.0	16.9
Total equity	58,498.2	65,131.0
Total liabilities and equity	$94,408.9	$101,787.6

See accompanying Notes to the Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues	$4,050.7	$3,911.4	$11,737.9	$11,707.7
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	639.0	596.8	1,789.1	1,601.4
Research and development	474.5	424.2	1,359.5	1,588.1
Selling and marketing	901.4	755.6	2,578.7	2,409.0
General and administrative	1,092.7	289.2	1,725.2	919.2
Amortization	1,537.7	1,588.5	4,339.1	4,983.2
Goodwill impairments	-	-	3,552.8	-
In-process research and development impairments	-	-	436.0	798.0
Asset sales and impairments, net	2.0	(0.4)	126.2	272.3
Total operating expenses	4,647.3	3,653.9	15,906.6	12,571.2
Operating (loss) / income	(596.6)	257.5	(4,168.7)	(863.5)

Interest income	20.5	10.0	51.5	33.6
Interest (expense)	(193.9)	(220.4)	(591.1)	(701.0)
Other income, net	2.5	130.0	11.6	266.6
Total other (expense), net	(170.9)	(80.4)	(528.0)	(400.8)
(Loss) / income before income taxes and noncontrolling interest	(767.5)	177.1	(4,696.7)	(1,264.3)
Provision (benefit) for income taxes	18.1	213.4	251.1	(474.0)
Net (loss)	(785.6)	(36.3)	(4,947.8)	(790.3)
(Income) attributable to noncontrolling interest	(1.2)	(1.6)	(6.0)	(6.2)
Net (loss) attributable to shareholders	(786.8)	(37.9)	(4,953.8)	(796.5)
Dividends on preferred shares	-	-	-	46.4
Net (loss) attributable to ordinary shareholders	$(786.8)	$(37.9)	$(4,953.8)	$(842.9)

(Loss) per share attributable to ordinary shareholders
Basic	$(2.40)	$(0.11)	$(15.04)	$(2.50)
Diluted	$(2.40)	$(0.11)	$(15.04)	$(2.50)

Weighted average shares outstanding:
Basic	328.0	339.0	329.3	337.6
Diluted	328.0	339.0	329.3	337.6

See accompanying Notes to the Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

(Unaudited; in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss)	$(785.6)	$(36.3)	$(4,947.8)	$(790.3)
Other comprehensive (loss) / income
Foreign currency translation (losses)	(241.3)	(87.3)	(302.6)	(352.1)
Unrealized gains / (losses), net of tax	0.7	(1.4)	(1.5)	(1.4)
Total other comprehensive (loss), net of tax	(240.6)	(88.7)	(304.1)	(353.5)
Comprehensive (loss)	(1,026.2)	(125.0)	(5,251.9)	(1,143.8)
Comprehensive (income) attributable to noncontrolling interest	(1.2)	(1.6)	(6.0)	(6.2)
Comprehensive (loss) attributable to ordinary shareholders	$(1,027.4)	$(126.6)	$(5,257.9)	$(1,150.0)

See accompanying Notes to the Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities:
Net (loss)	$(4,947.8)	$(790.3)
Reconciliation to net cash provided by operating activities:
Depreciation	150.6	149.7
Amortization	4,339.1	4,983.2
Provision for inventory reserve	127.8	74.9
Share-based compensation	161.7	185.2
Deferred income tax benefit	(365.3)	(1,362.8)
Goodwill impairments	3,552.8	-
In-process research and development impairments	436.0	798.0
Loss on asset sales and impairments, net	126.2	272.3
Gain on sale of Teva securities, net	-	(60.9)
Gain on sale of businesses	-	(182.6)
Non-cash extinguishment of debt	0.2	17.4
Cash charge related to extinguishment of debt	-	(18.2)
Amortization of deferred financing costs	13.3	17.4
Non-cash lease expense	93.5	-
Contingent consideration adjustments, including accretion	49.5	(113.1)
Other, net	(2.3)	0.5
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	(184.6)	17.0
Decrease / (increase) in inventories	(328.9)	(136.2)
Decrease / (increase) in prepaid expenses and other current assets	(36.2)	(5.4)
Increase / (decrease) in accounts payable and accrued expenses	874.9	(46.1)
Increase / (decrease) in income and other net taxes payable	1,638.7	415.5
Increase / (decrease) in other assets and liabilities	(130.8)	(74.0)
Net cash provided by operating activities	5,568.4	4,141.5
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(253.3)	(165.1)
Additions to product rights and other intangibles	(46.0)	-
Additions to investments	(3,738.0)	(1,456.4)
Proceeds from sale of investments and other assets	1,466.7	6,201.3
Payments to settle Teva related matters	-	(466.0)
Proceeds from sales of property, plant and equipment	18.5	24.6
Acquisitions of businesses, net of cash acquired	(80.6)	-
Net cash (used in) / provided by investing activities	(2,632.7)	4,138.4
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness, including credit facility	3.3	717.2
Payments on debt, including finance lease obligations and credit facility	(1,044.9)	(7,115.9)
Payments of contingent consideration and other financing	(6.3)	(21.7)
Proceeds from stock plans	45.0	98.2
Proceeds from forward sale of Teva securities	-	465.5
Payments to settle Teva related matters	-	(234.0)
Repurchase of ordinary shares	(834.3)	(2,023.5)
Dividends paid	(731.4)	(808.1)
Net cash (used in) financing activities	(2,568.6)	(8,922.3)
Effect of currency exchange rate changes on cash and cash equivalents	(10.0)	13.1
Net increase / (decrease) in cash and cash equivalents	357.1	(629.3)
Cash and cash equivalents at beginning of period	880.4	1,817.2
Cash and cash equivalents at end of period	$1,237.5	$1,187.9
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Income taxes other, net of refunds	$(1,019.8)	$510.1
Interest	$642.2	$817.6
Schedule of Non-Cash Investing and Financing Activities:
Conversion of mandatory convertible preferred shares	$-	$4,929.7
Settlement of Teva Shares	$-	$465.5
Settlement of secured financing	$-	$(465.5)
Dividends accrued	$1.1	$1.4

See accompanying Notes to the Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited; in millions)

						Retained	Accumulated
					Additional	Earnings/	Other
	Ordinary Shares		Preferred Shares		Paid-in-	(Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income / (Loss)	Interest	Total
BALANCE, December 31, 2017	330.2	$-	5.1	$4,929.7	$54,013.5	$12,957.2	$1,920.7	$16.0	$73,837.1
Implementation of new accounting pronouncements	-	-	-	-	-	424.7	(63.0)	-	361.7
BALANCE, January 1, 2018	330.2	$-	5.1	$4,929.7	$54,013.5	$13,381.9	$1,857.7	$16.0	$74,198.8
Comprehensive (loss):
Net (loss) attributable to shareholders	-	-	-	-	-	(286.1)	-	-	(286.1)
Other comprehensive income, net of tax	-	-	-	-	-	-	183.8	-	183.8
Share-based compensation	-	-	-	-	72.5	-	-	-	72.5
Ordinary shares issued under employee stock plans	0.7	-	-	-	35.5	-	-	-	35.5
Dividends declared	-	-	-	-	-	(296.3)	-	-	(296.3)
Conversion of Mandatory Preferred Shares	17.8	-	(5.1)	(4,929.7)	4,929.7	-	-	-	-
Repurchase of ordinary shares under the share repurchase programs	(9.6)	-	-	-	(1,540.0)	-	-	-	(1,540.0)
Repurchase of ordinary shares	(0.1)	-	-	-	(24.3)	-	-	-	(24.3)
Movement in noncontrolling interest	-	-	-	-	-	-	-	2.1	2.1
BALANCE, March 31, 2018	339.0	$-	-	$-	$57,486.9	$12,799.5	$2,041.5	$18.1	$72,346.0
Comprehensive (loss):
Net (loss) attributable to shareholders	-	-	-	-	-	(472.5)	-	-	(472.5)
Other comprehensive (loss), net of tax	-	-	-	-	-	-	(448.6)	-	(448.6)
Share-based compensation	-	-	-	-	54.9	-	-	-	54.9
Ordinary shares issued under employee stock plans	0.3	-	-	-	33.7	-	-	-	33.7
Dividends declared	-	-	-	-	-	(244.1)	-	-	(244.1)
Repurchase of ordinary shares	-	-	-	-	(7.8)	-	-	-	(7.8)
Movement in noncontrolling interest	-	-	-	-	-	-	-	2.4	2.4
BALANCE, June 30, 2018	339.3	$-	-	$-	$57,567.7	$12,082.9	$1,592.9	$20.5	$71,264.0
Comprehensive (loss):
Net (loss) attributable to shareholders	-	-	-	-	-	(37.9)	-	-	(37.9)
Other comprehensive (loss), net of tax	-	-	-	-	-	-	(88.7)	-	(88.7)
Share-based compensation	-	-	-	-	57.8	-	-	-	57.8
Ordinary shares issued under employee stock plans	0.3	-	-	-	29.0	-	-	-	29.0
Dividends declared	-	-	-	-	-	(244.4)	-	-	(244.4)
Repurchase of ordinary shares under the share repurchase programs	(2.4)	-	-	-	(450.1)	-	-	-	(450.1)
Repurchase of ordinary shares	-	-	-	-	(1.4)	-	-	-	(1.4)
Movement in noncontrolling interest	-	-	-	-	-	-	-	(7.4)	(7.4)
BALANCE, September 30, 2018	337.2	$-	-	$-	$57,203.0	$11,800.6	$1,504.2	$13.1	$70,520.9

BALANCE, December 31, 2018	332.6	$-	-	$-	$56,510.0	$7,258.9	$1,345.2	$16.9	$65,131.0
Implementation of new accounting pronouncement	-	-	-	-	-	(22.0)	-	-	(22.0)
BALANCE, January 1, 2019	332.6	$-	-	$-	$56,510.0	$7,236.9	$1,345.2	$16.9	$65,109.0
Comprehensive (loss):
Net (loss) attributable to shareholders	-	-	-	-	-	(2,408.0)	-	-	(2,408.0)
Other comprehensive (loss), net of tax	-	-	-	-	-	-	(128.8)	-	(128.8)
Share-based compensation	-	-	-	-	52.3	-	-	-	52.3
Ordinary shares issued under employee stock plans	0.7	-	-	-	9.7	-	-	-	9.7
Dividends declared	-	-	-	-	-	(246.1)	-	-	(246.1)
Repurchase of ordinary shares under the share repurchase programs	(5.3)	-	-	-	(799.7)	-	-	-	(799.7)
Repurchase of ordinary shares	(0.2)	-	-	-	(29.5)	-	-	-	(29.5)
Movement in noncontrolling interest	-	-	-	-	-	-	-	0.7	0.7
BALANCE, March 31, 2019	327.8	$-	-	$-	$55,742.8	$4,582.8	$1,216.4	$17.6	$61,559.6
Comprehensive (loss):
Net (loss) attributable to shareholders	-	-	-	-	-	(1,759.0)	-	-	(1,759.0)
Other comprehensive income, net of tax	-	-	-	-	-	-	65.3	-	65.3
Share-based compensation	-	-	-	-	59.5	-	-	-	59.5
Ordinary shares issued under employee stock plans	0.1	-	-	-	13.9	-	-	-	13.9
Dividends declared	-	-	-	-	-	(242.7)	-	-	(242.7)
Repurchase of ordinary shares	-	-	-	-	(4.3)	-	-	-	(4.3)
Movement in noncontrolling interest	-	-	-	-	-	-	-	3.8	3.8
BALANCE, June 30, 2019	327.9	$-	-	$-	$55,811.9	$2,581.1	$1,281.7	$21.4	$59,696.1
Comprehensive (loss):
Net (loss) attributable to shareholders	-	-	-	-	-	(786.8)	-	-	(786.8)
Other comprehensive (loss), net of tax	-	-	-	-	-	-	(240.6)	-	(240.6)
Share-based compensation	-	-	-	-	49.9	-	-	-	49.9
Ordinary shares issued under employee stock plans	0.2	-	-	-	21.4	-	-	-	21.4
Dividends declared	-	-	-	-	-	(242.6)	-	-	(242.6)
Repurchase of ordinary shares	-	-	-	-	(0.8)	-	-	-	(0.8)
Movement in noncontrolling interest	-	-	-	-	-	-	-	1.6	1.6
BALANCE, September 30, 2019	328.1	$-	-	$-	$55,882.4	$1,551.7	$1,041.1	$23.0	$58,498.2

See accompanying Notes to the Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$1,230.3	$878.6
Marketable securities	3,318.4	1,026.9
Accounts receivable, net	3,012.3	2,868.1
Receivables from Parents	286.5	640.9
Inventories	1,083.1	846.9
Current assets held for sale	-	34.0
Prepaid expenses and other current assets	940.7	818.7
Total current assets	9,871.3	7,114.1
Property, plant and equipment, net	1,857.0	1,787.0
Right of use asset - operating leases	478.2	-
Investments and other assets	367.9	1,970.6
Non current assets held for sale	32.5	882.2
Deferred tax assets	487.4	1,063.7
Product rights and other intangibles	39,526.8	43,695.4
Goodwill	42,065.5	45,913.3
Total assets	$94,686.6	$102,426.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,690.6	$4,787.4
Payables to Parents	2,581.6	2,829.2
Income taxes payable	88.9	72.4
Current portion of long-term debt	3,739.2	868.3
Current portion of lease liability - operating	118.4	-
Total current liabilities	12,218.7	8,557.3
Long-term debt	18,786.0	22,929.4
Lease liability - operating	437.4	-
Other long-term liabilities	810.9	882.0
Other taxes payable	1,713.4	1,615.5
Deferred tax liabilities	4,519.3	5,501.8
Total liabilities	38,485.7	39,486.0
Commitments and contingencies (Refer to Note 21)
Equity:
Members' capital	64,266.7	65,797.9
Retained earnings	(9,129.9)	(4,219.7)
Accumulated other comprehensive income	1,041.1	1,345.2
Total members’ equity	56,177.9	62,923.4
Noncontrolling interest	23.0	16.9
Total equity	56,200.9	62,940.3
Total liabilities and equity	$94,686.6	$102,426.3

See accompanying Notes to the Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues	$4,050.7	$3,911.4	$11,737.9	$11,707.7
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	639.0	596.8	1,789.1	1,601.4
Research and development	474.5	424.2	1,359.5	1,588.1
Selling and marketing	901.4	755.6	2,578.7	2,409.0
General and administrative	1,037.1	272.4	1,659.6	866.0
Amortization	1,537.7	1,588.5	4,339.1	4,983.2
Goodwill impairments	-	-	3,552.8	-
In-process research and development impairments	-	-	436.0	798.0
Asset sales and impairments, net	2.0	(0.4)	126.2	272.3
Total operating expenses	4,591.7	3,637.1	15,841.0	12,518.0
Operating (loss) / income	(541.0)	274.3	(4,103.1)	(810.3)

Interest income	20.5	77.3	51.5	219.4
Interest (expense)	(193.9)	(220.4)	(591.1)	(701.0)
Other income, net	2.5	130.0	11.6	266.6
Total other (expense), net	(170.9)	(13.1)	(528.0)	(215.0)
(Loss) / income before income taxes and noncontrolling interest	(711.9)	261.2	(4,631.1)	(1,025.3)
Provision / (benefit) for income taxes	18.2	208.3	251.1	(479.1)
Net (loss) / income	(730.1)	52.9	(4,882.2)	(546.2)
(Income) attributable to noncontrolling interest	(1.2)	(1.6)	(6.0)	(6.2)
Net (loss) / income attributable to members	$(731.3)	$51.3	$(4,888.2)	$(552.4)

See accompanying Notes to the Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

(Unaudited; in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) / income	$(730.1)	$52.9	$(4,882.2)	$(546.2)
Other comprehensive (loss) / income
Foreign currency translation (losses)	(241.3)	(87.3)	(302.6)	(352.1)
Unrealized gains / (losses), net of tax	0.7	(1.4)	(1.5)	(1.4)
Total other comprehensive (loss), net of tax	(240.6)	(88.7)	(304.1)	(353.5)
Comprehensive (loss)	(970.7)	(35.8)	(5,186.3)	(899.7)
Comprehensive (income) attributable to noncontrolling interest	(1.2)	(1.6)	(6.0)	(6.2)
Comprehensive (loss) attributable to members	$(971.9)	$(37.4)	$(5,192.3)	$(905.9)

See accompanying Notes to the Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities:
Net (loss)	$(4,882.2)	$(546.2)
Reconciliation to net cash provided by operating activities:
Depreciation	150.6	149.7
Amortization	4,339.1	4,983.2
Provision for inventory reserve	127.8	74.9
Share-based compensation	161.7	185.2
Deferred income tax benefit	(365.3)	(1,362.8)
Goodwill impairments	3,552.8	-
In-process research and development impairments	436.0	798.0
Loss on asset sales and impairments, net	126.2	272.3
Gain on sale of Teva securities, net	-	(60.9)
Gain on sale of businesses	-	(182.6)
Non-cash extinguishment of debt	0.2	17.4
Cash charge related to extinguishment of debt	-	(18.2)
Amortization of deferred financing costs	13.3	17.4
Non-cash lease expense	93.5	-
Contingent consideration adjustments, including accretion	49.5	(113.1)
Other, net	(2.3)	0.5
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	(184.6)	17.0
Decrease / (increase) in inventories	(328.9)	(136.2)
Decrease / (increase) in prepaid expenses and other current assets	(35.0)	(4.5)
Increase / (decrease) in accounts payable and accrued expenses	876.7	(43.7)
Increase / (decrease) in income and other net taxes payable	1,638.7	415.5
Increase / (decrease) in other assets and liabilities, including receivable / payable with Parents	(194.3)	(257.7)
Net cash provided by operating activities	5,573.5	4,205.2
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(253.3)	(165.1)
Additions to product rights and other intangibles	(46.0)	-
Additions to investments	(3,738.0)	(1,456.4)
Proceeds from sale of investments and other assets	1,466.7	6,201.3
Payments to settle Teva related matters	-	(466.0)
Proceeds from sales of property, plant and equipment	18.5	24.6
Acquisitions of businesses, net of cash acquired	(80.6)	-
Net cash (used in) / provided by investing activities	(2,632.7)	4,138.4
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness, including credit facility	3.3	717.2
Payments on debt, including finance lease obligations and credit facility	(1,044.9)	(7,115.9)
Payments of contingent consideration and other financing	(6.3)	(21.7)
Proceeds from forward sale of Teva securities	-	465.5
Payments to settle Teva related matters	-	(234.0)
Dividends to Parents	(1,531.2)	(2,798.2)
Net cash (used in) financing activities	(2,579.1)	(8,987.1)
Effect of currency exchange rate changes on cash and cash equivalents	(10.0)	13.1
Net increase / (decrease) in cash and cash equivalents	351.7	(630.4)
Cash and cash equivalents at beginning of period	878.6	1,816.3
Cash and cash equivalents at end of period	$1,230.3	$1,185.9
Schedule of Non-Cash Investing and Financing Activities:
Settlement of Teva Shares	$-	$465.5
Settlement of secured financing	$-	$(465.5)

See accompanying Notes to the Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited; in millions, except share data)

	Members' Capital
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Noncontrolling Interest	Total
BALANCE, December 31, 2017	100.0	$72,935.1	$6,410.4	$1,920.7	$16.0	$81,282.2
Implementation of new accounting pronouncements	-	-	424.7	(63.0)	-	361.7
BALANCE, January 1, 2018	100.0	$72,935.1	$6,835.1	$1,857.7	$16.0	$81,643.9
Comprehensive (loss):
Net (loss) attributable to members	-	-	(231.3)	-	-	(231.3)
Other comprehensive income, net of tax	-	-	-	183.8	-	183.8
Dividends to Parents	-	-	(1,859.5)	-	-	(1,859.5)
Movement in noncontrolling interest	-	-	-	-	2.1	2.1
BALANCE, March 31, 2018	100.0	$72,935.1	$4,744.3	$2,041.5	$18.1	$79,739.0
Comprehensive (loss):
Net (loss) attributable to members	-	-	(372.4)	-	-	(372.4)
Other comprehensive (loss), net of tax	-	-	-	(448.6)	-	(448.6)
Dividends to Parents	-	-	(244.2)	-	-	(244.2)
Movement in noncontrolling interest	-	-	-	-	2.4	2.4
BALANCE, June 30, 2018	100.0	$72,935.1	$4,127.7	$1,592.9	$20.5	$78,676.2
Comprehensive (loss):
Net (loss) attributable to members	-	-	51.3	-	-	51.3
Other comprehensive (loss), net of tax	-	-	-	(88.7)	-	(88.7)
Dividends to Parents	-	-	(694.5)	-	-	(694.5)
Movement in noncontrolling interest	-	-	-	-	(7.4)	(7.4)
BALANCE, September 30, 2018	100.0	$72,935.1	$3,484.5	$1,504.2	$13.1	$77,936.9

BALANCE, December 31, 2018	100.0	$65,797.9	$(4,219.7)	$1,345.2	$16.9	$62,940.3
Implementation of new accounting pronouncement	-	-	(22.0)	-	-	(22.0)
BALANCE, January 1, 2019	100.0	$65,797.9	$(4,241.7)	$1,345.2	$16.9	$62,918.3
Comprehensive (loss):
Net (loss) attributable to members	-	-	(2,405.7)	-	-	(2,405.7)
Other comprehensive (loss), net of tax	-	-	-	(128.8)	-	(128.8)
Dividends to Parents	-	(1,045.8)	-	-	-	(1,045.8)
Movement in noncontrolling interest	-	-	-	-	0.7	0.7
BALANCE, March 31, 2019	100.0	$64,752.1	$(6,647.4)	$1,216.4	$17.6	$59,338.7
Comprehensive (loss):
Net (loss) attributable to members	-	-	(1,751.2)	-	-	(1,751.2)
Other comprehensive income, net of tax	-	-	-	65.3	-	65.3
Dividends to Parents	-	(242.7)	-	-	-	(242.7)
Movement in noncontrolling interest	-	-	-	-	3.8	3.8
BALANCE, June 30, 2019	100.0	$64,509.4	$(8,398.6)	$1,281.7	$21.4	$57,413.9
Comprehensive (loss):
Net (loss) attributable to members	-	-	(731.3)	-	-	(731.3)
Other comprehensive (loss), net of tax	-	-	-	(240.6)	-	(240.6)
Dividends to Parents	-	(242.7)	-	-	-	(242.7)
Movement in noncontrolling interest	-	-	-	-	1.6	1.6
BALANCE, September 30, 2019	100.0	$64,266.7	$(9,129.9)	$1,041.1	$23.0	$56,200.9

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

Merger Agreement with AbbVie Inc.

On June 25, 2019, the Company announced that it entered into a transaction agreement (the “AbbVie Agreement”) under which AbbVie Inc. (“AbbVie”), a global, research-driven biopharmaceutical company, would acquire Allergan plc in a stock and cash transaction (the “AbbVie Transaction”), valued at $188.24 per Allergan share, or approximately $63.0 billion, based on AbbVie’s then-current stock price at the time the AbbVie Transaction was announced. At the closing of the proposed AbbVie Transaction, Company shareholders will receive 0.8660 shares of AbbVie common stock and $120.30 in cash for each of their existing shares. On October 14, 2019, the Company’s shareholders voted to approve the AbbVie Transaction.  The AbbVie Transaction is subject to customary regulatory approvals and other customary closing conditions. The AbbVie Transaction is anticipated to close in early 2020.

On October 25, 2019, in connection with the AbbVie Transaction, AbbVie commenced an offer to exchange all Allergan Senior Notes issued by Allergan and maturing from September 15, 2020 through March 15, 2045 for up to approximately $19.6 billion aggregate principal amount of new notes to be issued by AbbVie and cash.  In conjunction with the exchange offer, AbbVie is concurrently soliciting consents from eligible holders of the Allergan Senior Notes to amend each of the indentures governing the Allergan Senior Notes to eliminate substantially all of the restrictive covenants in such indentures and eliminate any guarantees of the related Allergan Senior Notes. The exchange offer and consent solicitations are conditioned upon, among other things, the closing of the AbbVie Transaction.  The exchange offers are expected to close on or about the closing date of the AbbVie Transaction.

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

NOTE 2 — Reconciliation of Warner Chilcott Limited results to Allergan plc results

Warner Chilcott Limited is an indirect wholly-owned subsidiary of Allergan plc, the ultimate parent of the group (together with other direct or indirect parents of Warner Chilcott Limited, the “Parents”). The results of Warner Chilcott Limited are consolidated into the results of Allergan plc. Due to the de minimis activity between Warner Chilcott Limited and the Parents (including Allergan plc), content throughout this filing relates to both Allergan plc and Warner Chilcott Limited. Warner Chilcott Limited disclosures relate only to itself and not to any other company.  Except where otherwise indicated, and excluding certain insignificant cash and non-cash transactions at the Allergan plc level, these notes relate to the consolidated financial statements for both separate registrants, Allergan plc and Warner Chilcott Limited. In addition to certain inter-company payable and receivable amounts between the entities, the following is a reconciliation of the financial position and results of operations of Warner Chilcott Limited to Allergan plc ($ in millions):

	As of September 30, 2019			As of December 31, 2018
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
Cash and cash equivalents	$1,237.5	$1,230.3	$7.2	$880.4	$878.6	$1.8
Prepaid expenses and other current assets	942.3	940.7	1.6	819.1	818.7	0.4
Accounts payable and accrued liabilities	5,692.2	5,690.6	1.6	4,787.2	4,787.4	(0.2)
Other taxes payable	1,718.4	1,713.4	5.0	1,615.5	1,615.5	-
Total equity	58,498.2	56,200.9	2,297.3	65,131.0	62,940.3	2,190.7

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
General and administrative expenses	$1,092.7	$1,037.1	$55.6	$1,725.2	$1,659.6	$65.6
Operating (loss)	(596.6)	(541.0)	(55.6)	(4,168.7)	(4,103.1)	(65.6)
(Loss) before income taxes and noncontrolling interest	(767.5)	(711.9)	(55.6)	(4,696.7)	(4,631.1)	(65.6)
Provision for income taxes	18.1	18.2	(0.1)	251.1	251.1	-
Net (loss)	(785.6)	(730.1)	(55.5)	(4,947.8)	(4,882.2)	(65.6)
Net (loss) attributable to ordinary shareholders/members	(786.8)	(731.3)	(55.5)	(4,953.8)	(4,888.2)	(65.6)

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
General and administrative expenses	$289.2	$272.4	$16.8	$919.2	$866.0	$53.2
Operating income / (loss)	257.5	274.3	(16.8)	(863.5)	(810.3)	(53.2)
Interest income	10.0	77.3	(67.3)	33.6	219.4	(185.8)
Income / (loss) before income taxes and noncontrolling interest	177.1	261.2	(84.1)	(1,264.3)	(1,025.3)	(239.0)
Provision / (benefit) for income taxes	213.4	208.3	5.1	(474.0)	(479.1)	5.1
Net (loss) / income	(36.3)	52.9	(89.2)	(790.3)	(546.2)	(244.1)
Dividends on preferred shares	-	-	-	46.4	-	46.4
Net (loss) / income attributable to ordinary shareholders/members	(37.9)	51.3	(89.2)	(842.9)	(552.4)	(290.5)

The differences between general and administrative expenses in the three and nine months ended September 30, 2019 and 2018 were due to corporate related expenses incurred at Allergan plc.  The differences in total equity were due to historical differences in the results of operations of the companies and differences in equity awards and dividends.

During the three and nine months ended September 30, 2018, the difference in interest income between Allergan plc and Warner Chilcott Limited was due to $0.8 billion and $9.0 billion in Receivables from the Parents and Non-current Receivables from the Parents, respectively.  These Receivables related to intercompany loans between Allergan plc and subsidiaries of Warner Chilcott Limited generated related party interest income in Warner Chilcott Limited.  These Receivables were contributed to the Parents during the year ended December 31, 2018 as an equity contribution and were reclassified from receivables to equity.

NOTE 3 — Summary of Significant Accounting Policies

The following are interim updates to certain of the policies described in “Note 4” of the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2018 included in the Annual Report.

Implementation of New Guidance

In February 2016, the Financial Accounting Standards Board (“FASB”) established Topic 842, Leases, by issuing Accounting Standards Update (“ASU”) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

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

The Company adopted ASU 2016-01, Financial Instruments on January 1, 2018. The new standard required modified retrospective adoption through 2018 beginning Retained Earnings and Accumulated Other Comprehensive Income. This was incorrectly recorded as a loss through Other Comprehensive Income of $63.0 million during the quarter ended March 31, 2018.  This was corrected during 2018 and therefore, has no impact on the annual consolidated financial statements. The Company has determined that the adjustment was not material to any previously reported interim period.  The Consolidated Statement of Comprehensive (Loss) for the nine months ended September 30, 2018 has been adjusted to correct for this error.

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

The following table summarizes the activity from operations in the Company’s major categories of SRA ($ in millions):

	Chargebacks	Rebates	Returns and Other Allowances	Cash Discounts	Total
Balance at December 31, 2018	$61.8	$1,908.5	$566.6	$30.7	$2,567.6
Provision related to sales in 2019	840.1	4,427.4	1,227.0	244.8	6,739.3
Credits and payments	(835.1)	(4,241.5)	(1,174.9)	(241.2)	(6,492.7)
Balance at September 30, 2019	$66.8	$2,094.4	$618.7	$34.3	$2,814.2
Contra accounts receivable at September 30, 2019	$66.8	$94.6	$41.7	$34.3	$237.4
Accounts payable and accrued expenses at September 30, 2019	$-	$1,999.8	$577.0	$-	$2,576.8

The following table summarizes the balance sheet classification of our SRA reserves ($ in millions):

	September 30, 2019	December 31, 2018
Contra accounts receivable	$237.4	$207.7
Accounts payable and accrued expenses	2,576.8	2,359.9
Total	$2,814.2	$2,567.6

The SRA provisions recorded to reduce gross product sales to net product sales were as follows ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gross product sales	$6,254.7	$6,054.3	$18,210.2	$17,765.9
Provisions to reduce gross product sales to net product sales	(2,314.8)	(2,214.6)	(6,739.3)	(6,337.0)
Net product sales	$3,939.9	$3,839.7	$11,470.9	$11,428.9
Percentage of SRA provisions to gross sales	37.0%	36.6%	37.0%	35.7%

Collectability Assessment

At the time of contract inception or customer account set-up, the Company performs a collectability assessment on the creditworthiness of such customer. The Company assesses the probability that the Company will collect the consideration to which it will be entitled in exchange for the goods sold. In evaluating collectability, the Company considers the customer’s ability and intention to pay consideration when it is due. On a recurring basis, the Company estimates the amount of receivables considered uncollectible after sale to the customer to reflect allowances for doubtful accounts.  Provision for bad debts, included in general and administrative expenses, were $19.0 million and $0.8 million in the three months ended September 30, 2019 and 2018, respectively.  Provision for bad debts, included in general and administrative expenses, were $26.3 million and $14.9 million in the nine months ended September 30, 2019 and 2018, respectively.

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

Prior to Allergan’s 2018 annual impairment test, the Company adopted the new guidance under Accounting Standard Update No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment which eliminated step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation to measure goodwill impairment loss.  A goodwill impairment loss under the new guidance is instead measured using a single step test based on the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill.

Acquired in-process research and development (“IPR&D”) intangible assets represent the value assigned to research and development (“R&D”) projects acquired in a business combination that, as of the date acquired, represent the right to develop, use, sell and/or offer for sale a product or other intellectual property that has not been completed or approved. The IPR&D intangible assets are subject to impairment testing until completion or abandonment of each project. Upon abandonment, the assets are impaired if there is no future alternative use or ability to sell the asset. Impairment testing requires management to develop significant estimates and assumptions involving the determination of the fair value of the IPR&D asset, including estimated revenues, the probability of success of the project, determination of the appropriate discount rate, assessment of the asset’s life, potential regulatory risks, and net revenue growth curve assumptions.  The major risks and uncertainties associated with the timely and successful completion of IPR&D projects include legal risk, market risk and regulatory risk. Changes in our assumptions could result in future impairment charges. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change or the timely completion of each project and commercial success will occur. For these and other reasons, actual results may vary significantly from estimated results.

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

A reconciliation of the numerators and denominators of basic and diluted EPS follows ($ in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss):
Net (loss) attributable to ordinary shareholders	$(786.8)	$(37.9)	$(4,953.8)	$(842.9)

Basic weighted average ordinary shares outstanding	328.0	339.0	329.3	337.6

Basic EPS:
Net (loss) per share	$(2.40)	$(0.11)	$(15.04)	$(2.50)

Dividends per ordinary share	$0.74	$0.72	$2.22	$2.16

Diluted weighted average ordinary shares outstanding	328.0	339.0	329.3	337.6

Diluted EPS:
Net (loss) per share	$(2.40)	$(0.11)	$(15.04)	$(2.50)

Stock awards to purchase 2.2 million and 1.8 million ordinary shares for the three and nine months ended September 30, 2019, respectively, were outstanding, but not included in the computation of diluted EPS, because the awards were anti-dilutive.  No shares were repurchased in the three months ended September 30, 2019.  The impact of the 5.3 million shares repurchased in the nine months ended September 30, 2019 on basic EPS was 3.8 million weighted average shares.

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

As of September 30, 2019, we are developing a number of products, some of which utilize novel drug delivery systems, through a combination of internal and collaborative programs, and we additionally have products in development as part of our life-cycle management strategy for our existing product portfolio.  These development projects include but are not limited to the following:

Product	Therapeutic Area	Indication	Expected Launch Year	Phase
Cariprazine	Central Nervous System	Bipolar Depression	2019	Approved
Ubrogepant	Central Nervous System	Acute Migraine	2020	Review
Bimatoprost SR	Eye Care	Glaucoma	2020	Review
Abicipar	Eye Care	Age Related Macular Degeneration	2020	Review
Atogepant	Central Nervous System	Prophylaxis Migraine	2021	III
Presbysol	Eye Care	Presbyopia	2021	III
Cenicriviroc	Gastrointestinal	NASH	2022	III
Brimonidine DDS	Eye Care	Geographic Atrophy	2023	II
Relamorelin	Gastrointestinal	Gastroparesis	2024	III
Botox	Medical Aesthetics	Platysma/Masseter	2025/2024	II
Abicipar	Eye Care	Diabetic Macular Edema	2025	II

In addition to the projects listed in the table above, the Company continues to develop brazikumab, a gastrointestinal development project for indications of Crohn’s disease and ulcerative colitis.  In connection with the proposed AbbVie Transaction, the Company is actively seeking to divest brazikumab, with any such divestiture contingent on the closing of the AbbVie Transaction.

Recent Accounting Pronouncements

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606.  The ASU provides more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants and only allows a company to present units of account in collaborative arrangements that are within the scope of the revenue recognition standard together with revenue accounted for under the revenue recognition standard. The parts of the collaborative arrangement that are not in the scope of the revenue recognition standard should be presented separately from revenue accounted for under the revenue recognition standard.  The amendments in ASU No. 2018-18 are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  The adoption of this guidance is not anticipated to have a material impact on the Company’s financial position and results of operations.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), relating to a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by a vendor (i.e., a service contract). Under the new guidance, a customer will apply the same criteria for capitalizing implementation costs as it would for an arrangement that has a software license.  The new guidance also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense, and requires additional quantitative and qualitative disclosures. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application is permitted.  The Company will adopt the new guidance prospectively to eligible costs incurred on or after the date this guidance is first applied. The adoption of this guidance is not anticipated to have a material impact on the Company’s financial position and results of operations.

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

NOTE 4 — Business Transactions

2019 Transactions

The following transaction was announced and completed in the nine months ended September 30, 2019.

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

NOTE 5 — Assets Held for Sale

The following represents the assets held for sale ($ in millions):

	September 30,	December 31,
	2019	2018
Assets held for sale:
Inventories	$-	$34.0
Property, plant and equipment, net	32.5	32.8
Product rights and other intangibles	-	849.4
Total assets held for sale	$32.5	$916.2

As of December 31, 2018, the Company had concluded that its Anti-Infectives business met the criteria for held for sale based on management’s intent and ability to divest the business within the next twelve months.  Assets held for sale also include miscellaneous properties.  As of June 30, 2019, and as a result of the proposed AbbVie Transaction, the Company concluded that the Anti-Infectives business no longer met the criteria for held for sale.  The Anti-Infectives intangible assets and inventory were reclassified to held in use at the lower of their carrying amount before the assets were recorded as held for sale less any amortization that would have been recognized had the assets been continuously classified as held and used or their fair value at the date of the subsequent decision not to sell.  As a result of the reclassification, the Company recorded a charge of $129.6 million, primarily related to amortization that would have been recorded if the assets were held and used, within Assets, sales and impairments, net for the nine month period the assets were held for sale.

NOTE 6 – Other Income / (Expense)

Other income, net consisted of the following ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Teva Share Activity	$-	$-	$-	$60.9
Sale of businesses	-	129.6	-	182.6
Debt extinguishment other	-	(8.3)	(0.2)	0.8
Other income, net	2.5	8.7	11.8	22.3
Other income, net	$2.5	$130.0	$11.6	$266.6

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
**Market price represented average price over the life of the contract. On the May 7, 2018 settlement date, the closing stock price of Teva securities was $18.62.

Sale of Businesses

During the three and nine months ended September 30, 2018, the Company recorded a net gain of $129.6 million as a result of the sale of five medical dermatology products to Almirall, S.A.

During the nine months ended September 30, 2018, the Company completed the sale of a non-strategic asset group that qualified as a business, for $55.0 million in cash plus deferred consideration of $20.0 million.  As a result of this transaction, the Company recognized a gain of $53.0 million.

Debt Extinguishment Other

During the nine months ended September 30, 2019, the Company repurchased $249.8 million of senior notes in the open market.  The net gain / (loss) on the debt extinguishments was not material.

During the three and nine months ended September 30, 2018, the Company repurchased $1,767.2 million and $2,223.1 million, respectively, of senior notes in the open market.  During the three months ended September 30, 2018, as a result of the debt extinguishment, the Company recognized a net loss of $8.3 million, within “Other income / (expense), net” for the discount received upon repurchase of $5.1 million, offset by the non-cash write-off of premiums and debt fees related to the repaid notes of $13.4 million.  During the nine months ended September 30, 2018, as a result of the debt extinguishment, the Company recognized a net gain of $0.8 million within “other income / (expense), net” for the discount received upon repurchase of $18.2 million, offset by the non-cash write-off of premiums and debt fees related to the repaid notes of $17.4 million.

During the three and nine months ended September 30, 2019 and 2018, the Company redeemed and retired the following senior notes ($ in millions):

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
Tranche	Face Value Retired	Cash Paid for Retirement	Face Value Retired	Cash Paid for Retirement	Remaining Face Value at September 30, 2019
3.000% due 2020	$-	$-	$180.7	$180.7	$2,526.0
3.450% due 2022	-	-	62.3	62.3	2,878.2
3.800% due 2025	-	-	6.8	6.8	3,020.7
Total	$-	$-	$249.8	$249.8	$8,424.9

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
Tranche	Face Value Retired	Cash Paid for Retirement	Face Value Retired	Cash Paid for Retirement	Remaining Face Value at September 30, 2018
2.450% due 2019	$-	$-	$8.8	$8.8	$491.2
3.000% due 2020	408.6	407.8	449.3	448.4	3,050.6
3.450% due 2022	-	-	59.5	58.6	2,940.5
3.850% due 2024	52.1	52.0	63.3	62.9	1,136.7
3.800% due 2025	787.5	784.4	872.5	867.0	3,127.5
4.550% due 2035	345.0	344.7	460.0	454.8	2,040.0
4.850% due 2044	140.1	139.5	199.1	196.8	1,300.9
4.750% due 2045	33.9	33.7	110.6	107.6	1,089.4
Total	$1,767.2	$1,762.1	$2,223.1	$2,204.9	$15,176.8

Other Income, Net

Other income, net includes the mark to market losses of $5.1 million and $1.9 million, respectively, on equity securities held by the Company during the three and nine months ended September 30, 2019.

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

Share-Based Compensation Expense

Share-based compensation expense recognized in the Company’s results of operations for the three and nine months ended September 30, 2019 and 2018 was as follows ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Equity-based compensation awards	$49.9	$57.8	$161.7	$185.2
Total share-based compensation expense	$49.9	$57.8	$161.7	$185.2

Unrecognized future share-based compensation expense was $354.9 million as of September 30, 2019. This amount will be recognized as an expense over a remaining weighted average period of 1.5 years. Share-based compensation is being amortized and charged to operations over the same period as the restrictions are eliminated for the participants, which is generally on a straight-line basis.

Share Activity

The following is a summary of equity award activity for unvested restricted stock and stock units in the period from December 31, 2018 through September 30, 2019 (in millions, except per share data):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Grant Date Fair Value
Restricted shares / units outstanding at December 31, 2018	2.5	$190.27	1.6	$472.9
Granted	1.5	140.11		210.5
Vested	(0.7)	209.70		(141.5)
Forfeited	(0.1)	176.45		(26.6)
Restricted shares / units outstanding at September 30, 2019	3.2	$161.17	1.6	$515.3

The following is a summary of equity award activity for non-qualified options to purchase ordinary shares in the period from December 31, 2018 through September 30, 2019 (in millions, except per share data):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, vested and expected to vest at December 31, 2018	6.3	$122.74	4.4	$69.0
Granted	0.3	140.56
Exercised	(0.5)	91.45
Cancelled	(0.1)	220.61
Outstanding, vested and expected to vest at September 30, 2019	6.0	$125.55	4.0	$255.5

The increase in the aggregate intrinsic value of the options is primarily related to an increase in the Company’s stock from $133.66 as of December 31, 2018 to $168.29 as of September 30, 2019.

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

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the three and nine months ended September 30, 2019 and 2018 ($ in millions):

	Three Months Ended September 30, 2019
	US Specialized Therapeutics	US General Medicine	International	Total
Net revenues	$1,670.8	$1,518.6	$835.1	$4,024.5

Operating expenses:
Cost of sales(1)	151.1	245.2	144.6	540.9
Selling and marketing	389.5	261.2	226.9	877.6
General and administrative	50.1	45.0	26.0	121.1
Segment contribution	$1,080.1	$967.2	$437.6	$2,484.9
Contribution margin	64.6%	63.7%	52.4%	61.7%
Corporate(2)				1,067.3
Research and development				474.5
Amortization				1,537.7
Asset sales and impairments, net				2.0
Operating (loss)				$(596.6)
Operating margin				(14.8)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Corporate includes net revenues of $26.2 million.

	Nine Months Ended September 30, 2019
	US Specialized Therapeutics	US General Medicine	International	Total
Net revenues	$4,998.8	$4,224.2	$2,484.3	$11,707.3

Operating expenses:
Cost of sales(1)	422.2	667.0	399.9	1,489.1
Selling and marketing	1,114.3	721.8	718.1	2,554.2
General and administrative	142.3	119.2	80.1	341.6
Segment contribution	$3,320.0	$2,716.2	$1,286.2	$7,322.4
Contribution margin	66.4%	64.3%	51.8%	62.5%
Corporate(2)				1,677.5
Research and development				1,359.5
Amortization				4,339.1
Goodwill impairments				3,552.8
In-process research and development impairments				436.0
Asset sales and impairments, net				126.2
Operating (loss)				$(4,168.7)
Operating margin				(35.6)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Corporate includes net revenues of $30.6 million.

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

The following table presents our net revenue disaggregated by geography for our international segment for the three and nine months ended September 30, 2019 and 2018 ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Europe	$346.5	$329.8	$1,087.1	$1,141.5
Asia Pacific, Middle East and Africa	266.9	272.4	779.1	796.8
Latin America and Canada	199.9	203.3	560.2	646.2
Other*	21.8	16.1	57.9	50.0
Total International	$835.1	$821.6	$2,484.3	$2,634.5
*Includes royalty and other revenue

The following tables present global net revenues for the top products greater than 10% of total revenues of the Company as well as a reconciliation of segment revenues to total net revenues for the three and nine months ended September 30, 2019 and 2018 ($ in millions):

	Three Months Ended September 30, 2019
	US Specialized Therapeutics	US General Medicine	International	Total
Botox®	$669.2	$-	$259.5	$928.7
Restasis®	286.8	-	9.2	296.0
Juvederm® Collection	134.8	-	144.7	279.5
Vraylar®	-	234.6	-	234.6
Linzess®/Constella®	-	214.7	6.7	221.4
Lo Loestrin®	-	161.4	-	161.4
Lumigan®/Ganfort®	67.5	-	89.7	157.2
Bystolic® / Byvalson®	-	152.2	0.6	152.8
Alphagan®/Combigan®	90.9	-	40.4	131.3
Eye Drops	62.0	-	63.8	125.8
Viibryd®/Fetzima®	-	105.1	3.0	108.1
Ozurdex ®	33.7	-	63.8	97.5
Alloderm ®	95.0	-	2.1	97.1
Zenpep®	-	74.2	0.7	74.9
Breast Implants	58.5	-	5.7	64.2
Coolsculpting ® Consumables	40.4	-	21.6	62.0
Carafate ® / Sulcrate ®	-	55.1	0.8	55.9
Armour Thyroid	-	54.4	-	54.4
Viberzi®	-	50.1	0.6	50.7
Teflaro®	-	38.4	2.1	40.5
Skin Care	36.1	-	4.0	40.1
Saphris®	-	34.5	-	34.5
Avycaz®	-	29.6	-	29.6
Dalvance®	-	23.2	1.4	24.6
Coolsculpting ® Systems & Add On Applicators	12.6	-	11.4	24.0
Savella®	-	24.0	-	24.0
Namzaric®	-	22.4	-	22.4
Liletta®	-	19.9	-	19.9
Asacol®/Delzicol®	-	11.9	7.2	19.1
Canasa®/Salofalk®	-	5.8	4.4	10.2
Rapaflo®	5.2	-	1.5	6.7
Kybella® / Belkyra®	5.3	-	0.3	5.6
Namenda®	-	4.0	-	4.0
Aczone®	3.4	-	-	3.4
Other	69.4	203.1	89.9	362.4
Total segment revenues	$1,670.8	$1,518.6	$835.1	$4,024.5
Corporate revenues				26.2
Total net revenues				$4,050.7

	Nine Months Ended September 30, 2019
	US Specialized Therapeutics	US General Medicine	International	Total
Botox®	$1,995.7	$-	$775.4	$2,771.1
Juvederm® Collection	421.1	-	475.2	896.3
Restasis®	829.4	-	31.5	860.9
Linzess®/Constella®	-	572.0	17.0	589.0
Vraylar®	-	574.4	-	574.4
Lumigan®/Ganfort®	187.3	-	265.2	452.5
Lo Loestrin®	-	432.7	-	432.7
Bystolic® / Byvalson®	-	431.0	1.5	432.5
Alphagan®/Combigan®	265.5	-	118.9	384.4
Eye Drops	169.2	-	176.5	345.7
Viibryd®/Fetzima®	-	297.9	7.8	305.7
Ozurdex ®	93.9	-	207.9	301.8
Alloderm ®	291.2	-	5.9	297.1
Coolsculpting ® Consumables	148.9	-	59.7	208.6
Zenpep®	-	207.2	0.7	207.9
Breast Implants	187.3	-	(14.5)	172.8
Carafate ® / Sulcrate ®	-	165.6	2.1	167.7
Armour Thyroid	-	161.1	-	161.1
Viberzi®	-	138.1	1.2	139.3
Skin Care	113.4	-	10.4	123.8
Teflaro®	-	108.9	2.3	111.2
Saphris®	-	99.0	-	99.0
Asacol®/Delzicol®	-	68.2	27.2	95.4
Avycaz®	-	86.0	-	86.0
Coolsculpting ® Systems & Add On Applicators	45.9	-	33.6	79.5
Namzaric®	-	68.4	-	68.4
Savella®	-	67.0	-	67.0
Dalvance®	-	55.5	3.6	59.1
Liletta®	-	56.6	-	56.6
Canasa®/Salofalk®	-	24.0	12.1	36.1
Rapaflo®	21.5	-	3.5	25.0
Kybella® / Belkyra®	21.1	-	2.5	23.6
Namenda®	-	19.6	-	19.6
Aczone®	6.8	-	-	6.8
Other	200.6	591.0	257.1	1,048.7
Total segment revenues	$4,998.8	$4,224.2	$2,484.3	$11,707.3
Corporate revenues				30.6
Total net revenues				$11,737.9

	Three Months Ended September 30, 2018
	US Specialized Therapeutics	US General Medicine	International	Total
Botox®	$623.4	$-	$256.3	$879.7
Restasis®	298.0	-	13.6	311.6
Juvederm® Collection	127.2	-	138.6	265.8
Linzess®/Constella®	-	204.8	5.7	210.5
Lumigan®/Ganfort®	78.0	-	94.8	172.8
Bystolic® / Byvalson®	-	151.2	0.5	151.7
Lo Loestrin®	-	141.5	-	141.5
Vraylar®	-	138.0	-	138.0
Alphagan®/Combigan®	95.4	-	40.5	135.9
Eye Drops	54.8	-	66.8	121.6
Alloderm ®	105.8	-	1.0	106.8
Breast Implants	58.2	-	35.6	93.8
Viibryd®/Fetzima®	-	88.5	1.8	90.3
Coolsculpting ® Consumables	55.5	-	14.2	69.7
Zenpep®	-	62.1	-	62.1
Ozurdex ®	28.6	-	25.8	54.4
Carafate ~~®~~ / Sulcrate ®	-	53.4	0.7	54.1
Canasa®/Salofalk®	-	46.8	4.4	51.2
Armour Thyroid	-	48.0	-	48.0
Viberzi®	-	46.8	0.3	47.1
Asacol®/Delzicol®	-	32.1	10.9	43.0
Coolsculpting ® Systems & Add On Applicators	29.4	-	8.3	37.7
Saphris®	-	36.4	-	36.4
Skin Care	32.2	-	3.7	35.9
Teflaro®	-	33.4	-	33.4
Namzaric®	-	28.0	-	28.0
Avycaz®	-	24.7	-	24.7
Savella®	-	22.4	-	22.4
Rapaflo®	20.5	-	1.8	22.3
Aczone®	17.4	-	0.1	17.5
Namenda®	-	16.3	-	16.3
Liletta®	-	12.7	-	12.7
Dalvance®	-	9.2	-	9.2
Kybella® / Belkyra®	5.2	-	1.6	6.8
Other	76.6	185.0	94.6	356.2
Total segment revenues	$1,706.2	$1,381.3	$821.6	$3,909.1
Corporate revenues				2.3
Total net revenues				$3,911.4

	Nine Months Ended September 30, 2018
	US Specialized Therapeutics	US General Medicine	International	Total
Botox®	$1,854.4	$-	$777.1	$2,631.5
Restasis®	872.0	-	47.9	919.9
Juvederm® Collection	389.8	-	440.8	830.6
Linzess®/Constella®	-	555.9	17.7	573.6
Lumigan®/Ganfort®	217.8	-	295.7	513.5
Bystolic® / Byvalson®	-	432.1	1.6	433.7
Alphagan®/Combigan®	277.7	-	129.3	407.0
Lo Loestrin®	-	383.9	-	383.9
Eye Drops	154.8	-	208.0	362.8
Vraylar®	-	336.6	-	336.6
Alloderm ®	312.4	-	5.5	317.9
Breast Implants	194.8	-	119.6	314.4
Viibryd®/Fetzima®	-	246.9	4.9	251.8
Ozurdex ®	81.7	-	158.1	239.8
Coolsculpting ® Consumables	180.8	-	40.8	221.6
Zenpep®	-	170.5	-	170.5
Carafate ® / Sulcrate ®	-	163.7	2.1	165.8
Armour Thyroid	-	145.4	-	145.4
Canasa®/Salofalk®	-	130.4	13.1	143.5
Asacol®/Delzicol®	-	102.9	35.0	137.9
Viberzi®	-	127.6	0.7	128.3
Coolsculpting ® Systems & Add On Applicators	99.5	-	21.8	121.3
Skin Care	98.4	-	11.6	110.0
Saphris®	-	102.9	-	102.9
Teflaro®	-	98.0	0.6	98.6
Namzaric®	-	93.2	-	93.2
Avycaz®	-	70.0	-	70.0
Rapaflo®	63.0	-	4.6	67.6
Savella®	-	61.4	-	61.4
Namenda®	-	60.3	-	60.3
Aczone®	54.5	-	0.3	54.8
Dalvance®	-	38.8	1.3	40.1
Liletta®	-	36.3	-	36.3
Kybella® / Belkyra®	24.6	-	5.3	29.9
Other	235.3	568.2	291.1	1,094.6
Total segment revenues	$5,111.5	$3,925.0	$2,634.5	$11,671.0
Corporate revenues				36.7
Total net revenues				$11,707.7

In connection with the proposed AbbVie Transaction, the Company is actively seeking to divest Zenpep, with any such divestiture contingent on the closing of the AbbVie Transaction.

On July 24, 2019, the Company announced a voluntary worldwide recall of BIOCELL® textured breast implants and tissue expanders as a precaution following notification of recently updated global safety information concerning the uncommon incidence of breast implant-associated anaplastic large cell lymphoma (BIA-ALCL) provided by the U.S. Food and Drug Administration (“FDA”).

In connection with the voluntary recall, the Company recorded an unfavorable adjustment to operating income of $114.8 million for the nine months ended September 30, 2019. Of this amount, $43.5 million related to estimated customer returns of product previously sold and was recorded as a reduction of net revenues, $61.3 million related to write-offs of inventory and other costs and was recorded in cost of sales, and $10.0 million related to the estimated penalties and costs to undertake the voluntary recall was recorded in selling, general and administrative expense.

NOTE 9 — Inventories

Inventories consist of finished goods held for sale and distribution, raw materials and work-in-process.  Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value.  The Company writes down inventories to net realizable value based on forecasted demand, market conditions or other factors, which may differ from actual results.

Inventories consisted of the following ($ in millions):

	September 30,	December 31,
	2019	2018
Raw materials	$399.6	$303.2
Work-in-process	161.8	145.7
Finished goods	704.2	520.2
	1,265.6	969.1
Less: inventory reserves	182.5	122.2
Total Inventories	$1,083.1	$846.9

In connection with the voluntary recall of BIOCELL® textured breast implants and tissue expanders, the Company recorded a $61.3 million charge in Cost of Sales, including $42.1 million to write down inventory held by the Company related to the recall, as of September 30, 2019.

NOTE 10 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following ($ in millions):

	September 30,	December 31,
	2019	2018
Accrued expenses:
Accrued third-party rebates	$1,999.8	$1,832.1
Litigation-related reserves and legal fees	881.6	92.0
Accrued payroll and related benefits	635.0	694.3
Accrued returns and other allowances	577.0	527.8
Royalties payable	189.3	155.1
Accrued R&D expenditures	174.7	215.5
Interest payable	140.3	191.4
Accrued pharmaceutical fees	85.6	145.3
Accrued non-provision taxes	69.2	68.5
Accrued selling and marketing expenditures	68.4	61.1
Accrued severance, retention and other shutdown costs	19.3	71.6
Current portion of contingent consideration obligations	11.6	8.3
Dividends payable	1.1	1.4
Other accrued expenses	368.1	373.0
Total accrued expenses	$5,221.0	$4,437.4
Accounts payable	471.2	349.8
Total accounts payable and accrued expenses	$5,692.2	$4,787.2

NOTE 11 — Goodwill, Product Rights and Other Intangible Assets

Goodwill

Goodwill for the Company’s reporting segments consisted of the following ($ in millions):

	US Specialized Therapeutics	US General Medicine	International	Total
Balance as of December 31, 2018	$20,675.6	$17,936.6	$7,301.1	$45,913.3
Acquisitions	34.1	-	-	34.1
Impairments	-	(3,552.8)	-	(3,552.8)
Re-allocation to current segments	(340.0)	340.0	-	-
Foreign exchange and other adjustments	-	-	(329.1)	(329.1)
Balance as of September 30, 2019	$20,369.7	$14,723.8	$6,972.0	$42,065.5

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

As of June 30, 2019 the fair value of each of the Company’s other four reporting units exceeded its fair value by less than five percent except for the U.S. Botox Therapeutic Reporting Unit.  The General Medicine Reporting Unit, International Reporting Unit, US Eye Care Reporting Unit and US Medical Aesthetics Reporting Unit were the most sensitive to change in future valuation assumptions.  The Company’s US Eye Care Reporting Unit and US Medical Aesthetics Reporting Unit, which are components of its US Specialized Therapeutics Segment, have an allocated goodwill balance of $9,824.8 million and $7,698.8 million, respectively.  While management believes the assumptions used are reasonable and commensurate with the views of a market participant, changes in key assumptions for these Reporting Units, including increasing the discount rate, lowering revenue forecasts, lowering the operating margin, R&D pipeline delays, or lowering the long-term growth rate could result in a future impairment.  Other market factors and conditions could also result in downward revisions of the Company’s forecasts on future projected cash flows for these reporting units.  Negative events regarding R&D pipeline assets including, but not limited to, Abicipar, Atogepant, Bimatoprost SR, Ceniciviroc, and Ubrogepant, as well as next generation aesthetic products, could lead to further goodwill impairment charges.  As a result of the proposed AbbVie Transaction, a component of the Company’s implied enterprise value contemplates the share price of AbbVie as attributed to the Company.  If the AbbVie share price were to decline, the overall consideration associated with the AbbVie Transaction could be reduced which could result in a future goodwill impairment triggering event.

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

As of September 30, 2019 and December 31, 2018, the gross balance of goodwill, prior to the consideration of impairments, was $48,476.7 million and $48,771.7 million, respectively.

Product Rights and Other Intangible Assets

Product rights and other intangible assets consisted of the following ($ in millions):

Cost Basis	Balance as of December 31, 2018	Additions	Impairments	IPR&D to CMP Transfers	Foreign Currency Translation / Other	Balance as of September 30, 2019
Intangibles with definite lives:
Product rights and other intangibles	$70,235.1	$90.9	$-	$75.6	$1,549.8	$71,951.4
Trade name	690.0	-	-	-	-	690.0
Total definite lived intangible assets	$70,925.1	$90.9	$-	$75.6	$1,549.8	$72,641.4
Intangibles with indefinite lives:
IPR&D	$5,048.1	$-	$(436.0)	$(75.6)	$-	$4,536.5
Total indefinite lived intangible assets	$5,048.1	$-	$(436.0)	$(75.6)	$-	$4,536.5
Total product rights and other intangibles	$75,973.2	$90.9	$(436.0)	$-	$1,549.8	$77,177.9

Accumulated Amortization	Balance as of December 31, 2018	Amortization	Impairments	IPR&D to CMP Transfers	Foreign Currency Translation / Other	Balance as of September 30, 2019
Intangibles with definite lives:
Product rights and other intangibles	$(31,985.0)	$(4,279.2)	$(129.6)	$-	$(904.6)	$(37,298.4)
Trade name	(292.8)	(59.9)	-	-	-	(352.7)
Total definite lived intangible assets	$(32,277.8)	$(4,339.1)	$(129.6)	$-	$(904.6)	$(37,651.1)
Total product rights and other intangibles	$(32,277.8)	$(4,339.1)	$(129.6)	$-	$(904.6)	$(37,651.1)
Net Product Rights and Other Intangibles	$43,695.4					$39,526.8

Nine Months Ended September 30, 2019

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

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights and other related intangibles as of September 30, 2019 over the remainder of 2019 and each of the next five years is estimated to be as follows ($ in millions):

Amortization Expense
2019 remaining	$1,532.1
2020	$5,745.6
2021	$4,680.5
2022	$4,188.9
2023	$3,732.8
2024	$2,856.0

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

NOTE 12 — Long-Term Debt

Debt consisted of the following ($ in millions):

				Balance As of		Fair Market Value As of
	Guarantor	Issuance Date / Acquisition Date	Interest Payments	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Senior Notes:
Floating Rate Notes
$500.0 million floating rate notes due March 12, 2020 (1)	(4)	March 4, 2015	Quarterly	500.0	500.0	502.1	501.9
				500.0	500.0	502.1	501.9
Fixed Rate Notes
$3,500.0 million 3.000% notes due March 12, 2020	(4)	March 4, 2015	Semi-annually	2,526.0	2,706.7	2,533.5	2,694.8
$650.0 million 3.375% notes due September 15, 2020	(5)	March 17, 2015	Semi-annually	650.0	650.0	655.5	648.7
$750.0 million 4.875% notes due February 15, 2021	(6)	July 1, 2014	Semi-annually	450.0	450.0	464.8	459.4
$1,200.0 million 5.000% notes due December 15, 2021	(6)	July 1, 2014	Semi-annually	1,200.0	1,200.0	1,268.6	1,234.8
$3,000.0 million 3.450% notes due March 15, 2022	(4)	March 4, 2015	Semi-annually	2,878.2	2,940.5	2,955.3	2,891.0
$1,700.0 million 3.250% notes due October 1, 2022	(5)	October 2, 2012	Semi-annually	1,700.0	1,700.0	1,739.0	1,652.2
$350.0 million 2.800% notes due March 15, 2023	(5)	March 17, 2015	Semi-annually	350.0	350.0	352.9	332.8
$1,200.0 million 3.850% notes due June 15, 2024	(4)	June 10, 2014	Semi-annually	1,036.7	1,036.7	1,090.2	1,021.0
$4,000.0 million 3.800% notes due March 15, 2025	(4)	March 4, 2015	Semi-annually	3,020.7	3,027.5	3,167.0	2,956.0
$2,500.0 million 4.550% notes due March 15, 2035	(4)	March 4, 2015	Semi-annually	1,789.0	1,789.0	1,909.5	1,690.7
$1,000.0 million 4.625% notes due October 1, 2042	(5)	October 2, 2012	Semi-annually	456.7	456.7	467.3	412.4
$1,500.0 million 4.850% notes due June 15, 2044	(4)	June 10, 2014	Semi-annually	1,079.4	1,079.4	1,149.8	1,019.1
$2,500.0 million 4.750% notes due March 15, 2045	(4)	March 4, 2015	Semi-annually	881.0	881.0	937.3	836.6
				18,017.7	18,267.5	18,690.7	17,849.5

Euro Denominated Notes
€700.0 million floating rate notes due June 1, 2019 (2)	(4)	May 26, 2017	Quarterly	-	802.7	-	794.9
€700.0 million floating rate notes due November 15, 2020 (3)	(4)	November 15, 2018	Quarterly	762.9	802.7	766.3	791.3
€750.0 million 0.500% notes due June 1, 2021	(4)	May 26, 2017	Annually	817.4	860.0	827.2	849.7
€500.0 million 1.500% notes due November 15, 2023	(4)	November 15, 2018	Annually	545.0	573.4	576.9	572.4
€700.0 million 1.250% notes due June 1, 2024	(4)	May 26, 2017	Annually	762.9	802.7	796.2	775.5
€500.0 million 2.625% notes due November 15, 2028	(4)	November 15, 2018	Annually	545.0	573.4	627.8	573.4
€550.0 million 2.125% notes due June 1, 2029	(4)	May 26, 2017	Annually	599.4	630.7	663.0	594.7
				4,032.6	5,045.6	4,257.4	4,951.9
Total Senior Notes Gross				22,550.3	23,813.1	23,450.2	23,303.3
Unamortized premium				45.9	64.3	-	-
Unamortized discount				(56.9)	(64.5)	-	-
Total Senior Notes Net				$22,539.3	$23,812.9	$23,450.2	$23,303.3
Other Indebtedness
Debt Issuance Costs				(77.4)	(92.1)
Other				63.3	69.3
Total Other Borrowings				(14.1)	(22.8)
Capital Leases (7)				n.a.	7.6
Total Indebtedness				$22,525.2	$23,797.7

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

The following represents the significant activity during the nine months ended September 30, 2019 to the Company’s total indebtedness:

•	The Company repurchased and retired $249.8 million of senior notes at face value as a result of open market redemptions; and
•	The Company repaid the scheduled maturity of the €700.0 million floating rate notes due June 1, 2019.

Annual Debt Maturities

As of September 30, 2019, annual debt maturities of senior notes gross were as follows ($ in millions):

Total Payments
2019 remaining	$-
2020	4,438.9
2021	2,467.4
2022	4,578.2
2023	895.0
2024	1,799.6
2025 and after	8,371.2
Total senior notes gross	$22,550.3

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

Term

The remaining terms for leases other than real estate leases are between 1 and 9 years as of September 30, 2019. For real estate leases, the remaining lease terms are between 1 and 14 years as of September 30, 2019.

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

As of September 30, 2019, the Company had the following operating ROU assets and lease liabilities ($ in millions):

	September 30, 2019
	ROU Asset	Lease Liability
Real estate	$317.0	$380.1
Fleet	114.2	114.0
Other	47.0	61.7
Total operating leases	$478.2	$555.8

September 30, 2019
Current lease liability - operating	$118.4
Long-term lease liability - operating	437.4
Total lease liability - operating	$555.8

Finance leases are not material as of September 30, 2019.

For the three and nine months ended September 30, 2019, the Company noted the following lease expense ($ in millions):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease expense*	$40.9	$113.3
Sublease (income)	(3.5)	(10.5)
Net operating lease expense	$37.4	$102.8
* Includes short-term and variable lease expenses of $3.8 million and $5.4 million, respectively, for the three and nine months ended September 30, 2019.

As of September 30, 2019, the Company had the following lease commitments ($ in millions):

Total Payments
2019 remaining	$30.6
2020	120.9
2021	111.3
2022	72.4
2023	51.0
2024	43.8
2025 and after	181.2
Total undiscounted cash flows	$611.2
Future interest	(55.4)
Total lease liability - operating	$555.8

As of September 30, 2019, the weighted average remaining lease term for operating leases was 7.7 years with a weighted average discount rate of 2.5%.

The ROU assets obtained in exchange for operating lease obligations were $45.8 million and $109.6 million, respectively, for the three and nine months ended September 30, 2019.  The cash paid for amounts included in the measurement of operating lease liabilities were $28.0 million and $102.4 million, respectively, for the three and nine months ended September 30, 2019.

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

Total Payments
2019	$62.5
2020	52.5
2021	47.9
2022	43.3
2023	39.0
Thereafter	173.8
Total minimum lease payments	$419.0

NOTE 14 — Other Long-Term Liabilities

Other long-term liabilities consisted of the following ($ in millions):

	September 30,	December 31,
	2019	2018
Acquisition related contingent consideration liabilities	$376.2	$336.3
Long-term pension and post retirement liability	160.1	166.5
Legacy Allergan deferred executive compensation	88.7	90.8
Accrued R&D milestone	75.0	75.0
Deferred revenue	31.2	36.1
Product warranties	29.8	27.9
Long-term severance and restructuring liabilities	10.9	14.2
Long-term contractual obligations	-	43.2
Other long-term liabilities	39.0	92.0
Total other long-term liabilities	$810.9	$882.0

NOTE 15 — Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2019 was a provision of 5.3%, compared to a benefit of 37.5% for the nine months ended September 30, 2018. The effective tax rate for the nine months ended September 30, 2019 was favorably impacted by tax benefits of $118.0 million related to excess tax over book basis in a U.S. subsidiary that will reverse in the foreseeable future, $73.5 million related to the Namenda settlement, $47.0 million related to changes in the applicable tax rates on certain temporary differences, $50.8 million for a U.S. capital loss and $107.3 million related to the impairment of certain intangible assets. The effective tax rate was unfavorably impacted by a tax charge of $600.0 million to establish a valuation allowance on certain non-U.S. deferred tax assets, $50.8 million related to uncertain tax positions and the goodwill impairment charge of $3,552.8 million, for which no tax benefit was recorded.

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

The Company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could significantly impact the Company’s effective tax rate on future earnings.

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

NOTE 16 — Shareholders’ Equity

Share Repurchase Programs

On January 29, 2019, the Company announced that its Board of Directors approved a $2.0 billion share repurchase program, all of which remained outstanding as of September 30, 2019.

The Company’s Board of Directors previously approved a $2.0 billion share repurchase program in July 2018 (the “2018 Program”).  As of September 30, 2019, the Company had completed the 2018 Program, repurchasing 12.5 million shares, including 5.3 million shares (or $0.8 billion of shares) in the nine months ended September 30, 2019.

Preferred Shares

In the nine months ended September 30, 2018, the Company paid $69.6 million of dividends on preferred shares. Each preferred share automatically converted to approximately 3.53 ordinary shares on March 1, 2018, for a total of 17,876,930 ordinary shares.

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

Derivatives Not Designated as Hedging Instruments

In November 2018, the Company entered into a 700.0 million Euro forward contract to buy Euros while selling USD.  The derivative had a maturity of May 31, 2019.  The derivative instrument was marked-to-market to the P&L, offsetting the revaluation (P&L) impact on the Euro 700.0 million variable interest debt which matured on June 1, 2019. As of December 31, 2018, the fair value of the Euro forward contract of $5.9 million was recorded in prepaid expenses and other current assets.  For the nine months ended September 30, 2019, the Company recorded a loss of $29.8 million relating to this instrument in general and administrative expenses.

As of September 30, 2019 and December 31, 2018, the Company had additional outstanding third-party foreign currency forward instruments of $21.2 million and $42.1 million, respectively.  For the three and nine months ended September 30, 2019, these additional outstanding third-party foreign currency forward instruments did not have material mark-to-market adjustments.

Derivatives Designated as Hedging Instruments

Cash Flow Hedge

In January 2019, Allergan entered into $500.0 million notional floating to fixed interest rate swaps maturing on March 12, 2020 whereby it fixed the interest rates on $500.0 million floating rate notes due March 12, 2020 to an average interest rate of 3.98%.  The swaps are being accounted for using hedge accounting treatment.  As of September 30, 2019, the fair value of the interest rate swaps of $1.5 million was recorded in accounts payable and accrued expenses.  For the three and nine months ended September 30, 2019, the corresponding unrealized gain of $0.7 million and loss of $1.5 million, respectively, was recorded in accumulated other comprehensive income / (loss).

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

The Company is exposed to foreign exchange risk in its international operations from foreign currency purchases, net investments in foreign subsidiaries, and foreign currency assets and liabilities created in the normal course of business, including its Euro Denominated Notes. In the nine months ended September 30, 2019, we used effective net investment hedges to partially offset the effects of foreign currency on our investments in certain of our foreign subsidiaries. The total notional amount of our instruments designated as net investment hedges was $4.9 billion as of September 30, 2019 and $5.1 billion as of December 31, 2018.  During the three and nine months ended September 30, 2019, the impact of the net investment hedges recorded in other comprehensive loss was a gain of $210.9 million and $252.7 million, respectively, which offset the currency impact within our net investment in subsidiaries which are impacted by their Euro Denominated Notes.  During the three and nine months ended September 30, 2018, the impact of the net investment hedges on other comprehensive loss was a gain of $24.6 million and $126.6 million, respectively, which offset the currency impact of the Euro Denominated Notes.

NOTE 18 — Fair Value Measurement

Assets and liabilities that are measured at fair value using Fair Value Leveling or that are disclosed at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 consisted of the following ($ in millions):

	Fair Value Measurements as of September 30, 2019 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents*	$575.6	$575.6	$-	$-
Short-term investments	3,318.4	-	3,318.4	-
Deferred executive compensation investments	88.7	74.8	13.9	-
Contingent income	52.3	-	-	52.3
Investments and other	55.5	37.9	17.6	-
Total assets	$4,090.5	$688.3	$3,349.9	$52.3
Liabilities:
Deferred executive compensation liabilities	$88.7	$74.8	$13.9	$-
Contingent consideration obligations	387.8	-	-	387.8
Total liabilities	$476.5	$74.8	$13.9	$387.8

* Marketable securities with less than 90 days remaining until maturity at the time of acquisition are classified as cash equivalents.

	Fair Value Measurements as of December 31, 2018 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents*	$207.1	$207.1	$-	$-
Short-term investments	1,026.9	-	1,026.9	-
Deferred executive compensation investments	90.8	73.8	17.0	-
Contingent income	50.3	-	-	50.3
Investments and other	46.0	38.5	7.5	-
Total assets	$1,421.1	$319.4	$1,051.4	$50.3
Liabilities:
Deferred executive compensation liabilities	$90.8	$73.8	$17.0	$-
Contingent consideration obligations	344.6	-	-	344.6
Total liabilities	$435.4	$73.8	$17.0	$344.6

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Expense / (Income)	2019	2018	2019	2018
Cost of sales	$0.4	$10.0	$42.4	$(115.4)
Research and development	2.3	(21.4)	7.1	2.2
Total	$2.7	$(11.4)	$49.5	$(113.2)

In the nine months ended September 30, 2019, the expense in cost of sales primarily related to an increase in commercial sales forecasts for Liletta®.  In the nine months ended September 30, 2018, cost of sales primarily related to the Company’s True Tear™ product not achieving a milestone event, as well as a corresponding decrease in commercial forecasts. In the three and nine months ended September 30, 2018, research and development primarily related to a R&D asset that was delayed, which lowered the probability of the milestone being achieved.  The nine months ended September 30, 2018 also includes the progression of other R&D projects relating to the acquisition of Tobira Therapeutics, Inc.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2019 and 2018 ($ in millions):

	Balance as of December 31, 2018	Net transfers in to (out of) Level 3	Purchases, settlements, and other net	Net accretion and fair value adjustments	Balance as of September 30, 2019
Liabilities:
Contingent consideration obligations	$344.6	$-	$(6.3)	$49.5	$387.8

	Balance as of December 31, 2017	Net transfers in to (out of) Level 3	Purchases, settlements, and other net	Net accretion and fair value adjustments	Balance as of September 30, 2018
Liabilities:
Contingent consideration obligations	$476.9	$-	$(12.7)	$(113.2)	$351.0

During the nine months ended September 30, 2019, the activity in contingent consideration obligations by acquisition consisted of the following ($ in millions):

Business Acquisition	Balance as of December 31, 2018	Fair Value Adjustments and Accretion	Payments and Other	Balance as of September 30, 2019
Tobira acquisition	$255.0	$6.9	$-	$261.9
Medicines 360 acquisition	43.1	41.5	(4.7)	79.9
ForSight acquisition	24.1	0.3	-	24.4
Forest acquisition	13.6	0.7	(1.2)	13.1
AqueSys acquisition	5.4	0.1	-	5.5
Oculeve acquisition	1.7	-	-	1.7
Other	1.7	-	(0.4)	1.3
Total	$344.6	$49.5	$(6.3)	$387.8

Contingent Income

The fair value measurement of the contingent income is determined using Level 3 inputs and is based on a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity, and is based on our own assumptions. There were no material changes noted in the fair value of the contingent income for the nine months ended September 30, 2019.

NOTE 19 — Prepaid Expenses, Investments and Other Assets

Prepaid expenses and other current assets consisted of the following ($ in millions):

	September 30,	December 31,
	2019	2018
Prepaid taxes	$501.2	$403.8
Royalty receivables	102.7	67.7
Sales and marketing	20.0	41.8
Prepaid insurance	17.6	16.7
Other	300.8	289.1
Total prepaid expenses and other current assets	$942.3	$819.1

Investments in marketable securities, including those classified in cash and cash equivalents due to the maturity term of the instrument, other investments and other assets consisted of the following ($ in millions):

	September 30,	December 31,
	2019	2018
Marketable securities:
Short-term investments	$3,318.4	$1,026.9
Total marketable securities	$3,318.4	$1,026.9
Investments and other assets:
Deferred executive compensation investments	$88.7	$90.8
Contingent income	52.3	75.3
Other long-term investments	47.8	37.6
Taxes receivable	41.2	1,674.8
Equity method investments	7.7	8.4
Other assets	130.2	83.7
Total investments and other assets	$367.9	$1,970.6

The Company’s marketable securities and other long-term investments are recorded at fair value based on quoted market prices using the specific identification method. These investments are classified as either current or non current, as appropriate, in the Company’s consolidated balance sheets.

During the three months ended September 30, 2019, the Company entered into a supply arrangement for a diversified brands product which resulted in an upfront payment of $125.0 million and future milestone payments of $120.0 million.  The upfront amount was capitalized as an asset and will be amortized through Cost of Sales over the contract term of five years.  As of September 30, 2019, $45.8 million is recorded in Prepaid Other and $46.2 million is recorded in Other Assets.

During the third quarter 2019, the Company received a one-time tax refund of approximately $1.6 billion of capital gains taxes previously paid and attributable to tax losses recorded in prior periods.

Other assets include security and equipment deposits and long-term receivables.

NOTE 20 — Business Restructuring Charges

Restructuring activities for the nine months ended September 30, 2019 were as follows ($ in millions):

	Severance	Other	Total
Reserve balance at December 31, 2018	$71.4	$14.4	$85.8
Charged to expense
Cost of sales	1.4	-	1.4
Selling and marketing	0.5	-	0.5
General and administrative	3.7	2.3	6.0
Total expense	5.6	2.3	7.9
Cash payments	(58.7)	(2.7)	(61.4)
Non-cash adjustments	(2.1)	-	(2.1)
Reserve balance at September 30, 2019	$16.2	$14.0	$30.2

During the three and nine months ended September 30, 2018, the Company recognized restructuring charges of $5.6 million and $29.9 million, respectively, including severance and other employee related charges of $5.6 million and $29.9 million.

NOTE 21 — Commitments & Contingencies

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued. As of September 30, 2019, the Company’s consolidated balance sheet includes accrued loss contingencies of approximately $800.0 million.  As of December 31, 2018, the Company’s consolidated balance sheet included accrued loss contingencies of approximately $65.0 million.

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

Combigan®. On October 30, 2017, subsidiaries of the Company filed an action for infringement of U.S. Patent Number 9,770,453 (the “‘453 Patent”) against Sandoz, Inc. and Alcon Laboratories, Inc. (“Sandoz”) in the U.S. District Court for the District of New Jersey, in connection with the abbreviated new drug applications respectively filed with the FDA by Sandoz and Alcon, seeking approval to market a generic version of Combigan®. On March 6, 2018, U.S. Patent Nos. 9,907,801 (the “‘801 Patent”) and 9,907,802 (the “‘802 Patent”) were added to the case. The ‘453, ‘801 and ‘802 Patents are listed in the Orange Book for Combigan® and expire on April 19, 2022. A trial date has not been set. On July 13, 2018, the district court adopted Allergan’s proposed claim construction and granted Allergan’s motion for preliminary injunction against Sandoz. On August 1, 2018, the district court entered an order setting a preliminary injunction bond in the amount of $157,300,000 under Federal Rule of Civil Procedure 65(c), which Allergan posted. Sandoz appealed the grant of the injunction. On August 29, 2019, the Federal Circuit affirmed the grant of a preliminary injunction against Sandoz.

Fetzima®. In October and November 2017, subsidiaries of the Company and Pierre Fabre Medicament S.A.S. brought actions for infringement of U.S. Patent Nos. RE43,879 (the “‘879 Patent”); 8,481,598 (the “‘598 Patent”); and 8,865,937 (the “‘937 Patent”) against MSN Laboratories Private Limited and MSN Pharmaceuticals Inc. (collectively, “MSN”), Prinston Pharmaceutical Inc. and Solco Healthcare U.S., LLC (collectively, “Prinston”), Torrent Pharmaceuticals Limited and Torrent Pharma Inc. (collectively, “Torrent”), West-Ward Pharmaceuticals International Limited and West-Ward Pharmaceuticals Corp. (collectively, “West-Ward”), Zydus Pharmaceuticals (USA) Inc. (“Zydus”), Aurobindo Pharma USA, Inc. and Aurobindo Pharma Limited (collectively, “Aurobindo”), and Amneal Pharmaceuticals LLC and Amneal Pharmaceuticals Private Limited (collectively, “Amneal”), in connection with abbreviated new drug applications, respectively filed with the FDA by MSN, Prinston, Torrent, West-Ward, Zydus, Aurobindo, and Amneal, each seeking approval to market generic versions of Fetzima® and challenging said patents. The ‘879 Patent expires in June 2023 (not including a pending application for patent term extension (“PTE”)), the ‘598 patent expires in March 2031, and the ‘937 Patent expires in May 2032.  Fact discovery is completed.  Trial is expected to begin in August 2020.  Allergan entered into a settlement agreement with Amneal on December 18, 2018, and the case as against Amneal was dismissed.  Allergan entered into a settlement agreement with Prinston on June 6, 2019, and the case as against Prinston was dismissed.

In April 2019, subsidiaries of the Company and Pierre Fabre Medicament S.A.S. brought an action for infringement of the ‘879, ‘598 and ‘937 Patents against Micro Labs Ltd. and Micro Labs USA, Inc. (“Micro”) in connection with Micro’s abbreviated new drug application seeking approval to market a generic version of Fetzima® and challenging said patents.  Allergan entered into a settlement agreement with Micro Labs on October 22, 2019.

Juvéderm®. On February 26, 2019, subsidiaries of the Company filed a complaint for infringement of U.S. Patent Nos. 8,450,475 (the “‘475 Patent), 8,357,795 (the “‘795 Patent”), 8,822,676 (the “‘676 Patent”), 9,089,519 (the “‘519 Patent”), 9,238,013 (the “‘013 Patent”) and 9,358,322 (the “‘322 Patent”) in the U.S. District Court for the District of Delaware against Prollenium US Inc. and Prollenium Medical Technologies Inc. (collectively, “Prollenium”). The complaint seeks, among other things, a judgment that Defendants have infringed these patents by making, selling, offering to sell, and importing Prollenium’s Revanesse® Versa+TM product within and into the United States. Plaintiffs seek injunctive relief and damages for Defendants’ infringement. Trial is scheduled for June 14, 2021.

Juvéderm® IPR.  In August, September and October 2019, Prollenium US Inc. (“Prollenium”) submitted Inter Partes Review (“IPR”) petitions to the USPTO regarding the ‘475 Patent, the ‘013 patent, the ‘322 patent, the ‘676 patent, the ‘795 patent and the ‘519 patent.  Prollenium’s IPR petitions seek review of all claims of the ‘013, ‘322, ‘676, and ‘519 patents, claims 1-9, 18, and 27-37 of the ‘475 patent, and claims 1-11, 22, 26-39, and 40-41 of the ‘795 patent.  Patent owner’s preliminary responses for these petitions are due on December 19, 2019, or later.

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

Latisse® IV. In December 2016, Sandoz announced the U.S. market launch of its generic copy of Latisse®. In July 2017, subsidiaries of the Company and Duke University (collectively, “Plaintiffs”) filed a complaint for infringement of U.S. Patent Number 9,579,270 (“‘270 Patent”) against Defendants Sandoz Inc. (“Sandoz”) and Alcon Laboratories, Inc. (“Alcon”) in the U.S. District Court for the Eastern District of Texas (EDTX). The ‘270 patent expires in January 2021. In their complaint, Plaintiffs seek, among other things, a judgment that Defendants have infringed the ‘270 patent by making, selling, and offering to sell, and/or importing, their generic copy of Latisse® within the United States. Plaintiffs seek injunctive relief and damages for Defendants’ infringement. On April 3, 2018, the EDTX court issued an order, among other things, severing Plaintiff’s claims against Defendants and transferring Plaintiff’s claims against Alcon to the District Court of Delaware and Plaintiff’s claims against Sandoz to the District of Colorado. On October 5, 2018, the Delaware District Court entered an order dismissing the Delaware action against Alcon.  On September 18, 2019, the District of Colorado denied Sandoz’s motion for summary judgment.  Discovery is closed in the District of Colorado case and a trial date has not yet been set.

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

Latisse® VI. On September 19, 2018, subsidiaries of the Company and Duke University brought an action for infringement of U.S. Patent No. 9,579,270 (the “‘270 Patent”) against Akorn, Inc. and Hi-Tech Pharmacal Co., Inc. (collectively, “Akorn”) in the U.S. District Court for the District of New Jersey in connection with an abbreviated new drug application filed with FDA by Akorn seeking approval to market a generic version of Latisse® and challenging the ‘270 patent. The Company subsidiaries and Duke entered into a settlement agreement with Akorn and the case was dismissed on October 15, 2019.

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

A separate bench trial concerning Sigmapharm’s infringement of claim 1 of the ‘476 patent began on June 20, 2018, and on November 16, 2018, the court held that Sigmapharm’s proposed ANDA product would infringe claim 1 of the ‘476 patent On November 26, 2018, Sigmapharm sought relief from the November 16, 2018 decision. On November 30, 2018, the Company moved for entry of final judgment.  On August 6, 2019, the district court denied Sigmapharm’s motion to reconsider its November 2018 Order, and denied without prejudice the Company’s motion for entry of final judgment. On August 22, 2019, the district court entered Plaintiffs and Sigmapharm’s stipulated final judgment finding that Sigmapharm infringed claims 1, 2, 5, and 6 of the ‘476 patent and ordering, among other things, that Sigmapharm’s ANDA be converted to tentative approval and not be granted final approval by FDA earlier than the date of expiration of the ‘476 patent inclusive of any applicable adjustments, extensions or exclusivities.

Viberzi®.   On September 6, 2019, subsidiaries of the Company and Janssen Pharmaceutica NV brought an action for infringement of U.S. Patent Nos. 7,741,356 ("the '356 patent"), 7,786,158 ("the '158 patent"), 8,344,011 ("the '011 patent"), 8,609,709 ("the '709 patent"), 8,772,325 ("the '325 patent"), 9,205,076 ("the '076 patent"), 9,700,542 ("the '542 patent"), and 10,213,415 ("the '415 patent") in the United States District Court for the District of Delaware against Aurobindo Pharma Ltd. and Aurobindo Pharma USA Inc. (collectively, “Aurobindo”) in connection with an abbreviated new drug application filed with the FDA by Aurobindo seeking approval to market a generic version of Viberzi® and challenging said patents. No trial date or case schedule has been set.

On September 13, 2019, subsidiaries of the Company brought an action for infringement of United States Patent Nos. 8,691,860 ("the '860 patent"), 9,115,091 ("the '091 patent"), 9,364,489 ("the '489 patent"), 9,675,587 ("the '587 patent"), 9,789,125 ("the '125 patent"), and 10,188,632 ("the '632 patent") in the United States District Court for the District of Delaware against Aurobindo Pharma Ltd., Aurobindo Pharma USA, Inc. (collectively, “Aurobindo”), Alkem Laboratories Limited (“Alkem”), Hetero Labs Limited and

Hetero USA Inc. (collectively, “Hetero”), MSN Laboratories Private Limited and MSN Pharmaceuticals, Inc. (collectively, “MSN”), Sun Pharmaceutical Industries Limited (“Sun”), and Zydus Pharmaceuticals (USA) Inc. (“Zydus”) in connection with abbreviated new drug applications, respectively filed with the FDA by Aurobindo, Alkem, Hetero, MSN, Sun and Zydus, each seeking approval to market generic versions of Viberzi® and challenging said patents.  No trial date or case schedule has been set.

Trade Secret Matters

Botulinum Neurotoxin ITC Investigation. On January 30, 2019, subsidiaries of the Company and Medytox Inc. (collectively, “Complainants”) filed a complaint with the United States International Trade Commission (“ITC”) against Daewoong Pharmaceuticals Co., Ltd., Daewoong Co., Ltd., and Evolus Inc. (collectively, “Respondents”) requesting the ITC commence an investigation with respect to the Respondents’ importation into the United States of Respondents’ botulinum neurotoxin products, including DWP-450 (also known as JeuveauTM), which Complainants assert were developed, made and/or imported using Medytox’s trade secrets. Complainants seek, among other things, a permanent exclusionary order and cease and desist orders covering Respondents’ botulinum neurotoxin products, including DWP-450/JeuveauTM. On February 28, 2019, the ITC instituted an investigation into Respondents’ botulinum neurotoxin products, including DWP-450/JeuveauTM. Fact discovery closed on July 19, 2019. On July 24, 2019, the Administrative Law Judge issued an Order rescheduling the evidentiary hearing for February 4-7, 2020. The target date for completion of the investigation was extended to October 6, 2020.

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

Antitrust Litigation

Asacol® Litigation. Class action complaints have been filed against certain subsidiaries of the Company on behalf of putative classes of direct and indirect purchasers. The lawsuits have been consolidated in the U.S. District Court for the District of

Massachusetts. The complaints allege that plaintiffs paid higher prices for Asacol® HD and Delzicol® as a result of alleged actions preventing or delaying generic competition in the market for an older Asacol® product in violation of U.S. federal antitrust laws and/or state laws. Plaintiffs seek unspecified injunctive relief, treble damages and/or attorneys’ fees. The Company has settled the claims brought by the direct purchaser plaintiffs. While the district court granted the indirect purchaser plaintiffs’ motion for class certification, the Court of Appeals for the First Circuit later issued a decision reversing the lower court’s decision on class certification. The appellate court denied plaintiffs’ motion for rehearing en banc and remanded the case back to the District Court where the court denied plaintiffs’ renewed motion for class certification.  Recently, defendants made offers of judgment to the three remaining individual plaintiffs pursuant to Rule 68 of the Federal Rules of Civil Procedures which the plaintiffs have accepted.  The court recently entered a final order dismissing this litigation in its entirety.

Loestrin® 24 Litigation. Putative classes of direct and indirect purchasers as well as opt-out direct purchasers have filed complaints that have been consolidated in the U.S. District Court for the District of Rhode Island. The lawsuits allege that subsidiaries of the Company engaged in anticompetitive conduct, including when settling patent lawsuits related to Loestrin® 24 Fe, in violation of federal and state antitrust and consumer protection laws. The complaints each seek declaratory and injunctive relief and compensatory damages in the billions of dollars which, if plaintiffs are successful, are subject to trebling under the antitrust laws. The court recently granted the direct purchaser plaintiffs’ class certification motion and has yet to rule on the indirect purchaser plaintiffs’ class motion.  Summary judgement motions are fully briefed and oral arguments were held on September 11 and 12, 2019.  Trial in this action is scheduled to begin in January 2020.

Namenda® Litigation. In 2014, the State of New York filed a lawsuit in the U.S. District Court for the Southern District of New York alleging that Forest was acting to prevent or delay generic competition to Namenda® in violation of federal and New York antitrust laws and committed other fraudulent acts in connection with its commercial plans for Namenda® XR. The district court granted the state’s motion for a preliminary injunction which was later affirmed by the Court of Appeals for the Second Circuit. The parties in that case then reached a settlement to resolve the dispute. Following the conclusion of the New York Attorney General Matter, putative class actions were filed on behalf of direct and indirect purchasers in the same federal court. The class action complaints make claims similar to those asserted by the New York Attorney General and also include claims that Namenda® patent litigation settlements between a Company subsidiary and generic companies also violated the antitrust laws.  The court had denied defendants’ motion for summary judgment in the direct purchaser action, certified the direct purchaser class of plaintiffs and set a trial date for October 28, 2019.   Prior to the start of the trial, the parties in the direct purchaser class action reached an agreement in principle to settle that litigation.  The agreement, which contains no admission of liability, remains subject to court approval.  Based on the tentative settlement, the Company has recorded an accrual of $750.0 million.

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

Restasis® Class Action Litigation. Several class actions were filed on behalf of putative classes of direct and indirect purchasers of Restasis® alleging that subsidiaries of the company harmed competition by engaging in conduct to delay the market entry of generic versions of Restasis® in violation of the federal antitrust laws as well as state antitrust and consumer-protection laws and unjust enrichment. The cases have been consolidated in the U.S. District Court for the District of New Jersey. All plaintiffs seek compensatory damages in the billions of dollars which, if plaintiffs are successful are subject to trebling under the antitrust laws, as well as declaratory relief, and injunctive relief. The parties are currently engaged in discovery.  Trial in this action is scheduled to begin in April 2020.

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

Warner Chilcott Marketing Practices. A putative nationwide class of private payer entities, or their assignees, that paid Medicare benefits on behalf of their beneficiaries filed a complaint against certain subsidiaries of the Company in the U.S. District Court for the District of Massachusetts. The Complaint asserts claims under the federal RICO statute, state consumer protection statutes, common law fraud, and unjust enrichment with respect to the sale and marketing of certain products. The court recently granted Defendants’ motion to dismiss the Amended Complaint.  Following the dismissal of the action in federal court, plaintiffs recently filed a nearly identical complaint in state court in New Jersey.

Generic Drug Pricing Securities and ERISA Litigation. Putative classes of shareholders and two individual opt-out plaintiffs filed class action lawsuits against the Company and certain of its current and former officers alleging that defendants made materially false and misleading statements between February 2014 and November 2016 regarding the Company’s internal controls over its financial reporting and that it failed to disclose that its former Actavis generics unit had engaged in illegal, anticompetitive price-fixing with its generic industry peers. These lawsuits have been consolidated in the U.S. District Court for the District of New Jersey. The complaints seek unspecified monetary damages.  The Company filed a motion to dismiss the complaint but the court denied the motion in a ruling on August 6, 2019.  The parties are now engaging in discovery in these cases. In addition, class action complaints have been filed premised on the same alleged underlying conduct that is at issue in the securities litigation but that assert claims under the Employee Retirement Income Security Act of 1974 (“ERISA”). These complaints have been consolidated in the district court in New Jersey. The court granted the Company’s motion to dismiss this complaint. The ERISA plaintiffs have appealed this decision to the Third Circuit Court of Appeals.

Prescription Opioid Drug Abuse Litigation. The Company has been named as a defendant, along with several other manufacturers and distributors of opioid products, in over 2,000 matters relating to the promotion and sale of prescription opioid pain relievers and additional suits have been filed. The lawsuits allege generally that the manufacturer defendants engaged in a deceptive campaign to promote their products in violation of state laws and seek unspecified monetary damages, penalties and injunctive relief. Plaintiffs in these suits include states, political subdivisions of states (i.e., counties and municipalities), Native American tribes and other private litigants such as insurance plans, hospital systems and consumers who were prescribed opioid products and were subsequently treated for an overdose or addiction. Cases are pending in both federal and state courts. The federal court cases have been consolidated in an MDL in the U.S. District Court for the Northern District of Ohio.  The Company recently reached a settlement agreement with the plaintiffs in the first case that is set for trial in the MDL proceeding.  To the Company’s knowledge, it was one of the first defendants in the MDL proceeding to reach a settlement with the plaintiffs and that settlement is among the lowest of all the settlements that have been announced to date in that consolidated action.  While not directly involved in those discussions, the Company is monitoring them closely and understands that other defendants involved in these lawsuits are engaged in global settlement discussions with plaintiffs in the MDL proceeding, state attorneys general and other plaintiff stakeholders.  The Company continues to examine the possibility of broader resolutions in these actions as well.

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

Breast Implant Securities Class Action. In December 2018, two plaintiffs filed class action lawsuits against the Company and certain of its current and former officers alleging that defendants made materially false and misleading statements regarding the Company’s textured breast implants and their association with an uncommon cancer known as breast implant associated anaplastic large cell lymphoma . These lawsuits have been consolidated in the U.S. District Court for the Southern District of New York. The complaints seek unspecified monetary damages.  The Company filed a motion to dismiss the amended complaint, which the court granted in part and denied in part in a ruling on September 20, 2019. The Company filed its answer on October 18, 2019 and the parties are now engaging in discovery.

Oculeve Shareholder Dispute.  On February 26, 2019, Fortis Advisors LLC, as a representative of the former stockholders of Oculeve, Inc., filed a lawsuit against a subsidiary of the Company in state court in Delaware.  The lawsuit centers on a claim that the Company breached the terms of a July 2015 merger agreement.  The Company subsidiary has moved to dismiss the complaint.

AbbVie Transaction Shareholder Action.  On June 25, 2019, the Company and AbbVie Inc. announced that the companies had entered into a definitive transaction agreement whereby AbbVie will acquire the Company in a cash and stock transaction.  On September 20, 2019, a putative class action lawsuit was filed against the Company by one of its shareholders alleging that the

Company and its Board of Directors violated the Securities laws by omitting or misrepresenting material information in the proxy statement the Company filed on September 16, 2019 seeking shareholder approval of the transaction with AbbVie.  The Company has not yet responded to this complaint.  In addition to the complaint in this action, the Company received a shareholder demand letter from a shareholder following the issuance of the preliminary proxy statement filed with the Securities and Exchange Commission on August 12, 2019.

Product Liability Litigation

Actonel® Litigation. A subsidiary of the Company is a defendant in over 500 filed cases in federal and various state courts, relating to the bisphosphonate prescription drug Actonel®. In addition, there are three cases pending in provincial courts in Canada, two involving single plaintiffs, and a third on behalf of a purported class of injured plaintiffs. The complaints allege, among other things, that Actonel® caused them to suffer osteonecrosis of the jaw (“ONJ”) and/or atypical fractures of the femur. Plaintiffs are seeking unspecified monetary and injunctive relief, as well as attorneys’ fees. The Company subsidiary is being indemnified by Sanofi for certain claims pursuant to an agreement with Sanofi and is being partially indemnified by the Procter & Gamble Company (“P&G”) for ONJ claims that were pending at the time the Company subsidiary acquired P&G’s global pharmaceutical business in 2009. Settlements have been reached that have resolved most of the pending ONJ-related claims. Recently, all pending Actonel cases in New Jersey state court were dismissed without prejudice subject to refilling after the U.S. Supreme Court issues a decision in Merck Sharp & Dohme Corp. v. Albrecht, Doc. No. 17-290.  The U.S. Supreme Court issued their decision on May 20, 2019 and remanded the Merck case to the Third Circuit.

Breast Implant Litigation. Certain Company subsidiaries are defendants in more than two dozen cases alleging that Allergan’s textured breast implants caused women to develop an uncommon cancer known as breast implant associated anaplastic large cell lymphoma (“BIA-ALCL”).  Some lawsuits allege that the defendants failed to properly warn against this risk and failed to promptly and properly report the results of the post-marketing studies relating to these products. Other lawsuits seek to recover costs related to medical monitoring and damages for fear of developing BIA-ALCL.  These cases have been filed in both federal and state courts in the United States and well as provincial courts in Canada.  In the United States, there are 23 single-plaintiff lawsuits and fourteen class-action lawsuits. Multiple plaintiffs in the “for fear of developing BIA-ALCL” class actions recently moved to have the suits consolidated in a multi-district litigation.  In Canada, there are eight single-plaintiff lawsuits and five class-action lawsuits.  On July 24, 2019, Allergan announced a voluntary worldwide recall of unused BIOCELL textured breast implants and tissue expanders. This announcement may impact the number of product liability lawsuits related to BIA-ALCL filed moving forward.

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

Celexa®/Lexapro® Litigation. Certain Company subsidiaries are defendants in over 150 actions alleging that Celexa® or Lexapro® caused various birth defects. Several of the cases involve multiple minor-plaintiffs. The majority of these actions have been consolidated in state court in Missouri.  The Company has entered into a program to settle a number of the pending claims. None of the actions are set for trial.

RepliForm® Litigation. A Company subsidiary has been named as a defendant in over 300 cases alleging that its biologic mesh product RepliForm® did not perform as intended and caused various injuries.  Presently only three cases remain pending.  The remainder of these cases have been settled or dismissed.

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

Medical Aesthetics Qui Tam.  A subsidiary of the Company was recently served with a qui tam lawsuit that was filed in the U.S. District Court for the Central District of California on behalf of the United States and several individual states.  The federal and state governments have declined to intervene in this action.  The complaint alleges that certain promotional programs and sampling practices of the Company’s Medical Aesthetics business result in price reporting violations and violate anti-kickback statutes.  The court recently denied the Company subsidiary’s motion to dismiss this complaint.

Lumigan® Qui Tam.  A relator filed a qui tam lawsuit on behalf of the United States government and several individual states against a subsidiary of the Company in the U.S. District Court for the Southern District of New York, which was unsealed on October 1, 2019.   The federal and state governments have declined to intervene in this action.  The complaint alleges generally that Allergan failed to disclose certain side effects of Lumigan® which resulted in the submission of false claims for reimbursement to the government. The Company has not yet been served with the complaint.

Pricing Qui Tam.  A relator filed a qui tam lawsuit on behalf of the United States government and several individual states against certain subsidiaries of the Company in the U.S. District Court for the District of Maryland, which was unsealed on September 17, 2019.   The federal and state governments have declined to intervene in this action.  The complaint alleges generally that the Company misreported its Best Price and Average Manufacturer Price for a number of products, thereby causing overpayment by the government.

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

Lidoderm® Litigation. The U.S. Federal Trade Commission filed a lawsuit in federal district court in the Eastern District of Pennsylvania against the Company and one of its former global generics business subsidiaries and others alleging that patent litigation settlements relating to Lidoderm were anticompetitive. The FTC voluntarily withdrew its complaint in Pennsylvania and filed a similar complaint in the U.S. District Court for the Northern District California where similar lawsuits filed by private plaintiffs were already pending and where the State of California filed a similar complaint against the same defendants. Defendants in the Pennsylvania action filed a declaratory judgment action against the FTC in the Pennsylvania federal court but the court granted the FTC’s motion to dismiss this lawsuit. The FTC and State of California’s actions were stayed pending the declaratory judgment action in the Eastern District of Pennsylvania. The Actavis entities reached agreements with the government and private plaintiffs to resolve this action in its entirety, including with respect to any claims against the Company.

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

Teva Shareholder Derivative Litigation. In 2017, the Company was named as defendant in a proposed Teva shareholder derivative litigation filed in the Economic Division of the Tel Aviv District Court in Israel. The lawsuit contains allegations that the Company aided and abetted Teva’s board of directors’ violations of Israeli securities laws. To date, the court has not determined whether it will allow plaintiffs to proceed with this action.

NOTE 22 — Warner Chilcott Limited (“WCL”) Guarantor and Non-Guarantor Condensed Consolidating Financial Information

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

WCL has revised its consolidating balance sheets as previously presented in Footnote 26 of the December 31, 2018 Annual Report on Form 10-K and its consolidating financial statements as previously presented in Footnote 20 of the September 30, 2018 Quarterly Report on Form 10-Q due to a change in the Company’s legal entity structure and other reclassifications that occurred during the nine months ended September 30, 2019.  As a result, prior period information has been recast to conform to the current period presentation.

The following financial information presents the consolidating balance sheets as of September 30, 2019 and December 31, 2018, the related statements of operations for the three and nine months ended September 30, 2019 and 2018 and the statements of cash flows for the nine months ended September 30, 2019 and 2018.

Warner Chilcott Limited

Consolidating Balance Sheets

As of September 30, 2019

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
ASSETS
Current assets:
Cash and cash equivalents	$0.1	$179.1	$-	$-	$1,051.1	$-	$1,230.3
Marketable securities	-	100.1	-	-	3,218.3	-	3,318.4
Accounts receivable, net	-	-	-	-	3,012.3	-	3,012.3
Receivables from Parents	-	-	-	-	286.5	-	286.5
Inventories	-	-	-	-	1,083.1	-	1,083.1
Intercompany receivables	-	2,851.2	-	29.7	27,483.7	(30,364.6)	-
Prepaid expenses and other current assets	-	-	-	33.3	907.4	-	940.7
Total current assets	0.1	3,130.4	-	63.0	37,042.4	(30,364.6)	9,871.3
Property, plant and equipment, net	-	-	-	-	1,857.0	-	1,857.0
Right of use asset - operating leases	-	-	-	-	478.2	-	478.2
Investments and other assets	-	-	-	-	367.9	-	367.9
Investment in subsidiaries	56,200.8	65,320.3	24,810.5	94,675.7	-	(241,007.3)	-
Non current intercompany receivables	-	16,215.9	-	-	1,117.2	(17,333.1)	-
Non current assets held for sale	-	-	-	-	32.5	-	32.5
Deferred tax assets	-	49.6	-	-	437.8	-	487.4
Product rights and other intangibles	-	-	-	-	39,526.8	-	39,526.8
Goodwill	-	-	-	-	42,065.5	-	42,065.5
Total assets	$56,200.9	$84,716.2	$24,810.5	$94,738.7	$122,925.3	$(288,705.0)	$94,686.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	-	0.1	86.0	110.5	5,494.0	-	5,690.6
Intercompany payables	-	16,458.4	573.9	10,451.4	2,880.9	(30,364.6)	-
Payables to Parents	-	-	-	-	2,581.6	-	2,581.6
Income taxes payable	-	-	2.4	-	86.5	-	88.9
Current portion of long-term debt	-	-	3,007.3	-	731.9	-	3,739.2
Current portion of lease liability - operating	-	-	-	-	118.4	-	118.4
Total current liabilities	-	16,458.5	3,669.6	10,561.9	11,893.3	(30,364.6)	12,218.7
Long-term debt	-	-	14,643.2	2,141.9	2,000.9	-	18,786.0
Lease liability - operating	-	-	-	-	437.4	-	437.4
Other long-term liabilities	-	-	-	-	810.9	-	810.9
Long-term intercompany payables	-	-	-	1,117.2	16,215.9	(17,333.1)	-
Other taxes payable	-	-	-	-	1,713.4	-	1,713.4
Deferred tax liabilities	-	-	-	-	4,519.3	-	4,519.3
Total liabilities	-	16,458.5	18,312.8	13,821.0	37,591.1	(47,697.7)	38,485.7
Total equity / (deficit)	56,200.9	68,257.7	6,497.7	80,917.7	85,334.2	(241,007.3)	56,200.9
Total liabilities and equity	$56,200.9	$84,716.2	$24,810.5	$94,738.7	$122,925.3	$(288,705.0)	$94,686.6

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

Warner Chilcott Limited

Consolidating Statements of Operations

For the Three Months Ended September 30, 2019

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$4,050.7	$-	$4,050.7
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	639.0	-	639.0
Research and development	-	-	-	-	474.5	-	474.5
Selling and marketing	-	-	-	-	901.4	-	901.4
General and administrative	-	-	-	-	1,037.1	-	1,037.1
Amortization	-	-	-	-	1,537.7	-	1,537.7
Asset sales and impairments, net	-	-	-	-	2.0	-	2.0
Total operating expenses	-	-	-	-	4,591.7	-	4,591.7
Operating (loss)	-	-	-	-	(541.0)	-	(541.0)

Interest (expense) / income, net	-	(26.6)	(215.1)	(19.9)	88.2	-	(173.4)
Other income, net	-	-	-	-	2.5	-	2.5
Total other (expense) / income, net	-	(26.6)	(215.1)	(19.9)	90.7	-	(170.9)
(Loss) before income taxes and noncontrolling interest	-	(26.6)	(215.1)	(19.9)	(450.3)	-	(711.9)
Provision for income taxes	-	-	-	-	18.2	-	18.2
Losses / (earnings) of equity interest subsidiaries	731.3	691.5	166.5	368.5	-	(1,957.8)	-
Net (loss) / income	$(731.3)	$(718.1)	$(381.6)	$(388.4)	$(468.5)	$1,957.8	$(730.1)
(Income) attributable to noncontrolling interest	-	-	-	-	(1.2)	-	(1.2)
Net (loss) / income attributable to members	$(731.3)	$(718.1)	$(381.6)	$(388.4)	$(469.7)	$1,957.8	$(731.3)
Other comprehensive (loss) / income, net of tax	(240.6)	16.2	(137.8)	(462.5)	(240.6)	824.7	(240.6)
Comprehensive (loss) / income attributable to members	$(971.9)	$(701.9)	$(519.4)	$(850.9)	$(710.3)	$2,782.5	$(971.9)

Warner Chilcott Limited

Consolidating Statements of Operations

For the Nine Months Ended September 30, 2019

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$11,737.9	$-	$11,737.9
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	1,789.1	-	1,789.1
Research and development	-	-	-	-	1,359.5	-	1,359.5
Selling and marketing	-	-	-	-	2,578.7	-	2,578.7
General and administrative	-	-	-	-	1,659.6	-	1,659.6
Amortization	-	-	-	-	4,339.1	-	4,339.1
Goodwill impairments	-	-	-	-	3,552.8	-	3,552.8
In-process research and development impairments	-	-	-	-	436.0	-	436.0
Asset sales and impairments, net	-	-	-	-	126.2	-	126.2
Total operating expenses	-	-	-	-	15,841.0	-	15,841.0
Operating (loss)	-	-	-	-	(4,103.1)	-	(4,103.1)

Interest (expense), net	-	(73.5)	(226.7)	(59.8)	(179.6)	-	(539.6)
Other (expense) / income, net	-	-	(0.1)	-	11.7	-	11.6
Total other (expense), net	-	(73.5)	(226.8)	(59.8)	(167.9)	-	(528.0)
(Loss) before income taxes and noncontrolling interest	-	(73.5)	(226.8)	(59.8)	(4,271.0)	-	(4,631.1)
Provision for income taxes	-	1.8	-	-	249.3	-	251.1
Losses / (earnings) of equity interest subsidiaries	4,888.2	4,752.3	1,349.9	3,751.2	-	(14,741.6)	-
Net (loss) / income	$(4,888.2)	$(4,827.6)	$(1,576.7)	$(3,811.0)	$(4,520.3)	$14,741.6	$(4,882.2)
(Income) attributable to noncontrolling interest	-	-	-	-	(6.0)	-	(6.0)
Net (loss) / income attributable to members	$(4,888.2)	$(4,827.6)	$(1,576.7)	$(3,811.0)	$(4,526.3)	$14,741.6	$(4,888.2)
Other comprehensive (loss) / income, net of tax	(304.1)	(157.6)	(268.1)	(901.6)	(304.1)	1,631.4	(304.1)
Comprehensive (loss) / income attributable to members	$(5,192.3)	$(4,985.2)	$(1,844.8)	$(4,712.6)	$(4,830.4)	$16,373.0	$(5,192.3)

Warner Chilcott Limited

Consolidating Statements of Operations

For the Three Months Ended September 30, 2018

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$3,911.4	$-	$3,911.4
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	596.8	-	596.8
Research and development	-	-	-	-	424.2	-	424.2
Selling and marketing	-	-	-	-	755.6	-	755.6
General and administrative	-	-	0.1	-	272.3	-	272.4
Amortization	-	-	-	-	1,588.5	-	1,588.5
Asset sales and impairments, net	-	-	-	-	(0.4)	-	(0.4)
Total operating expenses	-	-	0.1	-	3,637.0	-	3,637.1
Operating (loss) / income	-	-	(0.1)	-	274.4	-	274.3

Interest income / (expense), net	-	269.9	7.7	(20.7)	(400.0)	-	(143.1)
Other (expense) / income, net	-	-	(7.5)	-	137.5	-	130.0
Total other income / (expense), net	-	269.9	0.2	(20.7)	(262.5)	-	(13.1)
Income / (loss) before income taxes and noncontrolling interest	-	269.9	0.1	(20.7)	11.9	-	261.2
(Benefit) / provision for income taxes	-	-	-	(12.4)	220.7	-	208.3
(Earnings) / losses of equity interest subsidiaries	(51.3)	162.1	119.8	(44.6)	-	(186.0)	-
Net income / (loss)	$51.3	$107.8	$(119.7)	$36.3	$(208.8)	$186.0	$52.9
(Income) attributable to noncontrolling interest	-	-	-	-	(1.6)	-	(1.6)
Net income / (loss) attributable to members	$51.3	$107.8	$(119.7)	$36.3	$(210.4)	$186.0	$51.3
Other comprehensive (loss) / income, net of tax	(88.7)	(305.5)	(225.5)	(760.7)	(88.7)	1,380.4	(88.7)
Comprehensive (loss) / income attributable to members	$(37.4)	$(197.7)	$(345.2)	$(724.4)	$(299.1)	$1,566.4	$(37.4)

Warner Chilcott Limited

Consolidating Statements of Operations

For the Nine Months Ended September 30, 2018

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$11,707.7	$-	$11,707.7
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	1,601.4	-	1,601.4
Research and development	-	-	-	-	1,588.1	-	1,588.1
Selling and marketing	-	-	-	-	2,409.0	-	2,409.0
General and administrative	-	-	0.6	-	865.4	-	866.0
Amortization	-	-	-	-	4,983.2	-	4,983.2
In-process research and development impairments	-	-	-	-	798.0	-	798.0
Asset sales and impairments, net	-	-	-	-	272.3	-	272.3
Total operating expenses	-	-	0.6	-	12,517.4	-	12,518.0
Operating (loss)	-	-	(0.6)	-	(809.7)	-	(810.3)

Interest income / (expense), net	-	796.3	(0.7)	(62.6)	(1,214.6)	-	(481.6)
Other income, net	-	-	1.7	-	264.9	-	266.6
Total other income / (expense), net	-	796.3	1.0	(62.6)	(949.7)	-	(215.0)
Income / (loss) before income taxes and noncontrolling interest	-	796.3	0.4	(62.6)	(1,759.4)	-	(1,025.3)
Provision / (benefit) for income taxes	-	-	0.3	(29.0)	(450.4)	-	(479.1)
Losses / (earnings) of equity interest subsidiaries	552.4	1,180.5	334.2	54.6	-	(2,121.7)	-
Net (loss) / income	$(552.4)	$(384.2)	$(334.1)	$(88.2)	$(1,309.0)	$2,121.7	$(546.2)
(Income) attributable to noncontrolling interest	-	-	-	-	(6.2)	-	(6.2)
Net (loss) / income attributable to members	$(552.4)	$(384.2)	$(334.1)	$(88.2)	$(1,315.2)	$2,121.7	$(552.4)
Other comprehensive (loss) / income, net of tax	(353.5)	(330.5)	(166.3)	(596.3)	(353.5)	1,446.6	(353.5)
Comprehensive (loss) / income attributable to members	$(905.9)	$(714.7)	$(500.4)	$(684.5)	$(1,668.7)	$3,568.3	$(905.9)

Warner Chilcott Limited

Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2019

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net (loss) / income	$(4,888.2)	$(4,827.6)	$(1,576.7)	$(3,811.0)	$(4,520.3)	$14,741.6	$(4,882.2)
Reconciliation to net cash provided by / (used in) operating activities:
Losses / (earnings) of equity interest subsidiaries	4,888.2	4,752.3	1,349.9	3,751.2	-	(14,741.6)	-
Depreciation	-	-	-	-	150.6	-	150.6
Amortization	-	-	-	-	4,339.1	-	4,339.1
Provision for inventory reserve	-	-	-	-	127.8	-	127.8
Share-based compensation	-	-	-	-	161.7	-	161.7
Deferred income tax benefit	-	-	-	-	(365.3)	-	(365.3)
Goodwill impairments					3,552.8		3,552.8
In-process research and development impairments	-	-	-	-	436.0	-	436.0
Loss on asset sales and impairments, net	-	-	-	-	126.2	-	126.2
Non-cash extinguishment of debt			-	-	0.2	-	0.2
Amortization of deferred financing costs	-	-	12.1	1.2	-	-	13.3
Non-cash lease expense	-	-	-	-	93.5	-	93.5
Contingent consideration adjustments, including accretion	-	-	-	-	49.5	-	49.5
Dividends from subsidiaries	1,531.2	-	-	-	-	(1,531.2)	-
Other, net	-	-	(3.9)	(1.3)	2.9	-	(2.3)
Changes in assets and liabilities (net of effects of acquisitions)	-	63.2	1,249.4	59.9	400.1	-	1,772.6
Net cash provided by / (used in) operating activities	1,531.2	(12.1)	1,030.8	-	4,554.8	(1,531.2)	5,573.5
Cash Flows From Investing Activities:
Additions to property, plant and equipment	-	-	-	-	(253.3)	-	(253.3)
Additions to product rights and other intangibles	-	-	-	-	(46.0)	-	(46.0)
Additions to investments	-	(100.0)	-	-	(3,638.0)	-	(3,738.0)
Proceeds from sale of investments and other assets	-	289.4	-	-	1,177.3	-	1,466.7
Proceeds from sales of property, plant and equipment	-	-	-	-	18.5	-	18.5
Acquisitions of businesses, net of cash acquired	-	-	-	-	(80.6)	-	(80.6)
Net cash provided by / (used in) investing activities	-	189.4	-	-	(2,822.1)	-	(2,632.7)
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness, including credit facility	-	-	-	-	3.3	-	3.3
Payments on debt, including finance lease obligations and credit facility	-	-	(1,031.6)	-	(13.3)	-	(1,044.9)
Payments of contingent consideration and other financing	-	-	-	-	(6.3)	-	(6.3)
Dividends to Parents	(1,531.2)	-	-	-	(1,531.2)	1,531.2	(1,531.2)
Net cash (used in) / provided by financing activities	(1,531.2)	-	(1,031.6)	-	(1,547.5)	1,531.2	(2,579.1)
Effect of currency exchange rate changes on cash and cash equivalents	-	-	-	-	(10.0)	-	(10.0)
Net increase / (decrease) in cash and cash equivalents	-	177.3	(0.8)	-	175.2	-	351.7
Cash and cash equivalents at beginning of period	0.1	1.8	0.8	-	875.9	-	878.6
Cash and cash equivalents at end of period	$0.1	$179.1	$-	$-	$1,051.1	$-	$1,230.3

Warner Chilcott Limited

Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2018

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net (loss) / income	$(552.4)	$(384.2)	$(334.1)	$(88.2)	$(1,309.0)	$2,121.7	$(546.2)
Reconciliation to net cash provided by / (used in) operating activities:
Losses / (earnings) of equity interest subsidiaries	552.4	1,180.5	334.2	54.6	-	(2,121.7)	-
Depreciation	-	-	-	-	149.7	-	149.7
Amortization	-	-	-	-	4,983.2	-	4,983.2
Provision for inventory reserve	-	-	-	-	74.9	-	74.9
Share-based compensation	-	-	-	-	185.2	-	185.2
Deferred income tax benefit	-	-	-	-	(1,362.8)	-	(1,362.8)
In-process research and development impairments	-	-	-	-	798.0	-	798.0
Loss on asset sales and impairments, net	-	-	-	-	272.3	-	272.3
Gain on sale of Teva securities, net	-	-	-	-	(60.9)	-	(60.9)
Gain on sale of businesses	-	-	-	-	(182.6)	-	(182.6)
Non-cash extinguishment of debt	-	-	17.4	-	-	-	17.4
Cash charge related to extinguishment of debt	-	-	(18.2)	-	-	-	(18.2)
Amortization of deferred financing costs	-	-	16.2	1.2	-	-	17.4
Contingent consideration adjustments, including accretion	-	-	-	-	(113.1)	-	(113.1)
Dividends from subsidiaries	2,798.2	-	-	-	-	(2,798.2)	-
Other, net	-	-	(4.2)	(1.3)	6.0	-	0.5
Changes in assets and liabilities (net of effects of acquisitions)	-	(1,687.5)	5,693.7	33.7	(4,049.5)	-	(9.6)
Net cash provided by / (used in) operating activities	2,798.2	(891.2)	5,705.0	-	(608.6)	(2,798.2)	4,205.2
Cash Flows From Investing Activities:
Additions to property, plant and equipment	-	-	-	-	(165.1)	-	(165.1)
Additions to investments	-	(400.0)	-	-	(1,056.4)	-	(1,456.4)
Proceeds from sale of investments and other assets	-	800.0	-	-	5,401.3	-	6,201.3
Payments to settle Teva related matters	-	-	-	-	(466.0)	-	(466.0)
Proceeds from sales of property, plant and equipment	-	-	-	-	24.6	-	24.6
Net cash provided by investing activities	-	400.0	-	-	3,738.4	-	4,138.4
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness, including credit facility	-	700.0	-	-	17.2	-	717.2
Payments on debt, including finance lease obligations and credit facility	-	(700.0)	(5,705.0)	-	(710.9)	-	(7,115.9)
Payments of contingent consideration and other financing	-	-	-	-	(21.7)	-	(21.7)
Proceeds from forward sale of Teva securities	-	-	-	-	465.5	-	465.5
Payments to settle Teva related matters	-	-	-	-	(234.0)	-	(234.0)
Dividends to Parents	(2,798.2)	-	-	-	(2,798.2)	2,798.2	(2,798.2)
Net cash (used in) / provided by financing activities	(2,798.2)	-	(5,705.0)	-	(3,282.1)	2,798.2	(8,987.1)
Effect of currency exchange rate changes on cash and cash equivalents	-	-	-	-	13.1	-	13.1
Net (decrease) in cash and cash equivalents	-	(491.2)	-	-	(139.2)	-	(630.4)
Cash and cash equivalents at beginning of period	0.1	593.1	0.1	-	1,223.0	-	1,816.3
Cash and cash equivalents at end of period	$0.1	$101.9	$0.1	$-	$1,083.8	$-	$1,185.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

References throughout to “we,” “our,” “us,” the “Company” or “Allergan” refer to financial information and transactions of Allergan plc. References to “Warner Chilcott Limited” refer to Warner Chilcott Limited, the Company’s indirect wholly-owned subsidiary, and, unless the context otherwise requires, its subsidiaries.  Warner Chilcott Limited is an indirect wholly-owned subsidiary of Allergan plc, the ultimate parent of the group (together with other direct or indirect parents of Warner Chilcott Limited, the “Parents”). The results of Warner Chilcott Limited are consolidated into the results of Allergan plc. Due to the de minimis activity between Warner Chilcott Limited and the Parents (including Allergan plc), content throughout this filing relates to both Allergan plc and Warner Chilcott Limited. Warner Chilcott Limited disclosures relate only to itself and not to any other company.

Merger Agreement with AbbVie Inc.

On June 25, 2019, the Company announced that it entered into a transaction agreement (the “AbbVie Agreement”) under which AbbVie Inc. (“AbbVie”), a global, research-driven biopharmaceutical company, would acquire Allergan plc in a stock and cash transaction (the “AbbVie Transaction”), valued at $188.24 per Allergan share, or approximately $63.0 billion, based on AbbVie’s then-current stock price at the time the AbbVie Transaction was announced. At the closing of the proposed AbbVie Transaction, Company shareholders will receive 0.8660 shares of AbbVie common stock and $120.30 in cash for each of their existing shares. On October 14, 2019, the Company’s shareholders voted to approve the AbbVie Transaction.  The AbbVie Transaction is subject to customary regulatory approvals and other customary closing conditions. The AbbVie Transaction is anticipated to close in early 2020.

Recent Business Transactions

The following transaction was announced and completed in the nine months ended September 30, 2019.

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

Operating Results for the Three and Nine Months Ended September 30, 2019 and 2018

Results of operations, including segment net revenues, segment operating expenses and segment contribution consisted of the following for the three and nine months ended September 30, 2019 and 2018 ($ in millions):

	Three Months Ended September 30, 2019
	US Specialized Therapeutics	US General Medicine	International	Total
Net revenues	$1,670.8	$1,518.6	$835.1	$4,024.5

Operating expenses:
Cost of sales(1)	151.1	245.2	144.6	540.9
Selling and marketing	389.5	261.2	226.9	877.6
General and administrative	50.1	45.0	26.0	121.1
Segment contribution	$1,080.1	$967.2	$437.6	$2,484.9
Contribution margin	64.6%	63.7%	52.4%	61.7%
Corporate(2)				1,067.3
Research and development				474.5
Amortization				1,537.7
Asset sales and impairments, net				2.0
Operating (loss)				$(596.6)
Operating margin				(14.8)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Corporate includes net revenues of $26.2 million.

	Nine Months Ended September 30, 2019
	US Specialized Therapeutics	US General Medicine	International	Total
Net revenues	$4,998.8	$4,224.2	$2,484.3	$11,707.3

Operating expenses:
Cost of sales(1)	422.2	667.0	399.9	1,489.1
Selling and marketing	1,114.3	721.8	718.1	2,554.2
General and administrative	142.3	119.2	80.1	341.6
Segment contribution	$3,320.0	$2,716.2	$1,286.2	$7,322.4
Contribution margin	66.4%	64.3%	51.8%	62.5%
Corporate(2)				1,677.5
Research and development				1,359.5
Amortization				4,339.1
Goodwill impairments				3,552.8
In-process research and development impairments				436.0
Asset sales and impairments, net				126.2
Operating (loss)				$(4,168.7)
Operating margin				(35.6)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Corporate includes net revenues of $30.6 million.

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

In connection with the voluntary recall, the Company recorded an unfavorable adjustment to operating income of $114.8 million. Of this amount, $43.5 million related to estimated customer returns of product previously sold and was recorded as a reduction of net revenues, $61.3 million related to write-offs of inventory and other costs and was recorded in cost of sales, and $10.0 million related to the estimated penalties and costs to undertake the voluntary recall was recorded in selling, general and administrative expense.

US Specialized Therapeutics Segment

The following table presents top product sales and net contribution for the US Specialized Therapeutics segment for the three and nine months ended September 30, 2019 and 2018 ($ in millions):

	Three Months Ended September 30,		Change
	2019	2018	Dollars	%
Total Eye Care	$558.3	$570.3	$(12.0)	(2.1)%
Restasis®	286.8	298.0	(11.2)	(3.8)%
Alphagan®/Combigan®	90.9	95.4	(4.5)	(4.7)%
Lumigan®/Ganfort®	67.5	78.0	(10.5)	(13.5)%
Eye Drops	62.0	54.8	7.2	13.1%
Ozurdex®	33.7	28.6	5.1	17.8%
Other Eye Care	17.4	15.5	1.9	12.3%
Total Medical Aesthetics	646.1	657.1	(11.0)	(1.7)%
Facial Aesthetics	377.7	348.4	29.3	8.4%
Botox® Cosmetics	237.6	216.0	21.6	10.0%
Juvederm® Collection	134.8	127.2	7.6	6.0%
Kybella®	5.3	5.2	0.1	1.9%
Plastic Surgery	58.5	58.2	0.3	0.5%
Breast Implants	58.5	58.2	0.3	0.5%
Regenerative Medicine	120.8	133.4	(12.6)	(9.4)%
Alloderm®	95.0	105.8	(10.8)	(10.2)%
Other Regenerative Medicine	25.8	27.6	(1.8)	(6.5)%
Body Contouring	53.0	84.9	(31.9)	(37.6)%
Coolsculpting® Consumables	40.4	55.5	(15.1)	(27.2)%
Coolsculpting® Systems & Add On Applicators	12.6	29.4	(16.8)	(57.1)%
Skin Care(3)	36.1	32.2	3.9	12.1%
Total Medical Dermatology	15.6	35.1	(19.5)	(55.6)%
Aczone®	3.4	17.4	(14.0)	(80.5)%
Other Medical Dermatology(4)	12.2	17.7	(5.5)	(31.1)%
Total Neuroscience and Urology	436.8	427.9	8.9	2.1%
Botox® Therapeutics	431.6	407.4	24.2	5.9%
Rapaflo®	5.2	20.5	(15.3)	(74.6)%
Other revenues	14.0	15.8	(1.8)	(11.4)%
Net revenues	$1,670.8	$1,706.2	$(35.4)	(2.1)%
Operating expenses:
Cost of sales(1)	151.1	143.0	8.1	5.7%
Selling and marketing	389.5	313.7	75.8	24.2%
General and administrative	50.1	47.3	2.8	5.9%
Segment contribution	$1,080.1	$1,202.2	$(122.1)	(10.2)%
Segment margin	64.6%	70.5%		(5.9)%
Segment gross margin(2)	91.0%	91.6%		(0.6)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Defined as net revenues less segment related cost of sales as a percentage of net revenues.
(3) Includes SkinMedica® and Latisse®.
(4) Includes Tazorac® sales of $9.3 million which were previously disclosed separately in the three months ended September 30, 2018.

	Nine Months Ended September 30,		Change
	2019	2018	Dollars	%
Total Eye Care	$1,595.4	$1,648.4	$(53.0)	(3.2)%
Restasis®	829.4	872.0	(42.6)	(4.9)%
Alphagan®/Combigan®	265.5	277.7	(12.2)	(4.4)%
Lumigan®/Ganfort®	187.3	217.8	(30.5)	(14.0)%
Eye Drops	169.2	154.8	14.4	9.3%
Ozurdex®	93.9	81.7	12.2	14.9%
Other Eye Care	50.1	44.4	5.7	12.8%
Total Medical Aesthetics	2,029.8	2,036.3	(6.5)	(0.3)%
Facial Aesthetics	1,161.7	1,063.6	98.1	9.2%
Botox® Cosmetics	719.5	649.2	70.3	10.8%
Juvederm® Collection	421.1	389.8	31.3	8.0%
Kybella®	21.1	24.6	(3.5)	(14.2)%
Plastic Surgery	187.3	194.8	(7.5)	(3.9)%
Breast Implants	187.3	194.8	(7.5)	(3.9)%
Regenerative Medicine	372.6	399.2	(26.6)	(6.7)%
Alloderm®	291.2	312.4	(21.2)	(6.8)%
Other Regenerative Medicine	81.4	86.8	(5.4)	(6.2)%
Body Contouring	194.8	280.3	(85.5)	(30.5)%
Coolsculpting® Consumables	148.9	180.8	(31.9)	(17.6)%
Coolsculpting® Systems & Add On Applicators	45.9	99.5	(53.6)	(53.9)%
Skin Care(3)	113.4	98.4	15.0	15.2%
Total Medical Dermatology	31.0	111.0	(80.0)	(72.1)%
Aczone®	6.8	54.5	(47.7)	(87.5)%
Other Medical Dermatology(4)	24.2	56.5	(32.3)	(57.2)%
Total Neuroscience and Urology	1,297.7	1,268.2	29.5	2.3%
Botox® Therapeutics	1,276.2	1,205.2	71.0	5.9%
Rapaflo®	21.5	63.0	(41.5)	(65.9)%
Other Revenues	44.9	47.6	(2.7)	(5.7)%
Net revenues	$4,998.8	$5,111.5	$(112.7)	(2.2)%
Operating expenses:
Cost of sales(1)	422.2	425.9	(3.7)	(0.9)%
Selling and marketing	1,114.3	970.2	144.1	14.9%
General and administrative	142.3	145.6	(3.3)	(2.3)%
Segment contribution	$3,320.0	$3,569.8	$(249.8)	(7.0)%
Segment margin	66.4%	69.8%		(3.4)%
Segment gross margin(2)	91.6%	91.7%		(0.1)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Defined as net revenues less segment related cost of sales as a percentage of net revenues.
(3) Includes SkinMedica® and Latisse®.
(4) Includes Tazorac® sales of $25.1 million which were previously disclosed separately in the nine months ended September 30, 2018.

Net Revenues

Three and Nine Months Ended September 30, 2019 and 2018

The decrease in net revenues in the three and nine months ended September 30, 2019 was primarily driven by decreases in Restasis®, Lumigan®/Ganfort®, Body Contouring, Rapaflo® and the divestiture of our Medical Dermatology business during the third quarter of 2018, partially offset by growth in Botox® Cosmetics, Botox® Therapeutics and Juvederm® Collection.  The declines in Restasis® and Lumigan®/Ganfort® revenues were primarily due to price and volume declines.  Body Contouring decreased versus the prior year period primarily due to a lower volume of system sales and procedures.  Rapaflo® revenues declined primarily due to a loss of exclusivity.  Botox® Cosmetics, Botox® Therapeutics and Juvederm® Collection increased versus the prior year period primarily due to demand growth.    Within Total Medical Aesthetics, the voluntary worldwide recall of textured breast implants and tissue expanders announced on July 24, 2019 lowered revenues by $3.0 million in the nine months ended September 30, 2019.

Cost of Sales

Three Months Ended September 30, 2019 and 2018

The increase in cost of sales in the three months ended September 30, 2019 was primarily due to product mix and the impact of the breast implant recall.

Selling and Marketing Expenses

Three and Nine Months Ended September 30, 2019 and 2018

The increase in selling and marketing expenses in the three and nine months ended September 30, 2019 was primarily related to increased promotional costs and sales force expansion for Facial Aesthetics products, additional promotional expenses for anticipated launches and an increase in the charge for the non-tax deductible Branded Prescription Drug Fee on a year over year basis.

General and Administrative Expenses

Three and Nine Months Ended September 30, 2019 and 2018

General and administrative expenses increased $2.8 million and decreased $3.3 million in the three and nine months ended September 30, 2019, respectively, period over period.

US General Medicine Segment

The following table presents top product sales and net contribution for the US General Medicine segment for the three and nine months ended September 30, 2019 and 2018 ($ in millions):

	Three Months Ended September 30,		Change
	2019	2018	Dollars	%
Total Central Nervous System (CNS)	$400.6	$307.2	$93.4	30.4%
Vraylar®	234.6	138.0	96.6	70.0%
Viibryd®/Fetzima®	105.1	88.5	16.6	18.8%
Saphris®	34.5	36.4	(1.9)	(5.2)%
Namzaric®	22.4	28.0	(5.6)	(20.0)%
Namenda®(3)	4.0	16.3	(12.3)	(75.5)%
Total Gastrointestinal (GI)	422.7	453.3	(30.6)	(6.8)%
Linzess®	214.7	204.8	9.9	4.8%
Zenpep®	74.2	62.1	12.1	19.5%
Carafate®/Sulcrate®	55.1	53.4	1.7	3.2%
Viberzi®	50.1	46.8	3.3	7.1%
Asacol®/Delzicol®	11.9	32.1	(20.2)	(62.9)%
Canasa®/Salofalk®	5.8	46.8	(41.0)	(87.6)%
Other GI	10.9	7.3	3.6	49.3%
Total Women's Health	235.9	213.1	22.8	10.7%
Lo Loestrin®	161.4	141.5	19.9	14.1%
Liletta®	19.9	12.7	7.2	56.7%
Other Women's Health(4)	54.6	58.9	(4.3)	(7.3)%
Total Anti-Infectives	99.8	74.2	25.6	34.5%
Teflaro®	38.4	33.4	5.0	15.0%
Avycaz®	29.6	24.7	4.9	19.8%
Dalvance®	23.2	9.2	14.0	n.m.
Other Anti-Infectives	8.6	6.9	1.7	24.6%
Diversified Brands	305.6	296.1	9.5	3.2%
Bystolic®/ Byvalson®	152.2	151.2	1.0	0.7%
Armour Thyroid	54.4	48.0	6.4	13.3%
Savella®	24.0	22.4	1.6	7.1%
Other Diversified Brands(5)	75.0	74.5	0.5	0.7%
Other revenues	54.0	37.4	16.6	44.4%
Net revenues	$1,518.6	$1,381.3	$137.3	9.9%
Operating expenses:
Cost of sales(1)	245.2	219.6	25.6	11.7%
Selling and marketing	261.2	233.2	28.0	12.0%
General and administrative	45.0	37.7	7.3	19.4%
Segment contribution	$967.2	$890.8	$76.4	8.6%
Segment margin	63.7%	64.5%		(0.8)%
Segment gross margin(2)	83.9%	84.1%		(0.2)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Defined as net revenues less segment related cost of sales as a percentage of net revenues.
(3) Includes Namenda XR® and Namenda® IR.
(4) Includes Estrace® Cream and Minastrin® 24 sales of $14.8 million and $0.6 million, respectively, which were previously disclosed separately in the three months ended September 30, 2018.
(5) Includes Lexapro® and PacPharma sales of $15.6 million and $2.5 million, respectively, which were previously disclosed separately in the three months ended September 30, 2018.

	Nine Months Ended September 30,		Change
	2019	2018	Dollars	%
Total Central Nervous System (CNS)	$1,059.3	$839.9	$219.4	26.1%
Vraylar®	574.4	336.6	237.8	70.6%
Viibryd®/Fetzima®	297.9	246.9	51.0	20.7%
Saphris®	99.0	102.9	(3.9)	(3.8)%
Namzaric®	68.4	93.2	(24.8)	(26.6)%
Namenda®(3)	19.6	60.3	(40.7)	(67.5)%
Total Gastrointestinal (GI)	1,200.1	1,273.9	(73.8)	(5.8)%
Linzess®	572.0	555.9	16.1	2.9%
Zenpep®	207.2	170.5	36.7	21.5%
Carafate®/Sulcrate®	165.6	163.7	1.9	1.2%
Viberzi®	138.1	127.6	10.5	8.2%
Asacol®/Delzicol®	68.2	102.9	(34.7)	(33.7)%
Canasa®/Salofalk®	24.0	130.4	(106.4)	(81.6)%
Other GI	25.0	22.9	2.1	9.2%
Total Women's Health	662.9	572.9	90.0	15.7%
Lo Loestrin®	432.7	383.9	48.8	12.7%
Liletta®	56.6	36.3	20.3	55.9%
Other Women's Health(4)	173.6	152.7	20.9	13.7%
Total Anti-Infectives	272.8	225.6	47.2	20.9%
Teflaro®	108.9	98.0	10.9	11.1%
Avycaz®	86.0	70.0	16.0	22.9%
Dalvance®	55.5	38.8	16.7	43.0%
Other Anti-Infectives	22.4	18.8	3.6	19.1%
Diversified Brands	882.5	855.9	26.6	3.1%
Bystolic®/ Byvalson®	431.0	432.1	(1.1)	(0.3)%
Armour Thyroid	161.1	145.4	15.7	10.8%
Savella®	67.0	61.4	5.6	9.1%
Other Diversified Brands(5)	223.4	217.0	6.4	2.9%
Other revenues	146.6	156.8	(10.2)	(6.5)%
Net revenues	$4,224.2	$3,925.0	$299.2	7.6%
Operating expenses:
Cost of sales(1)	667.0	604.0	63.0	10.4%
Selling and marketing	721.8	713.5	8.3	1.2%
General and administrative	119.2	111.3	7.9	7.1%
Segment contribution	$2,716.2	$2,496.2	$220.0	8.8%
Segment margin	64.3%	63.6%		0.7%
Segment gross margin(2)	84.2%	84.6%		(0.4)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Defined as net revenues less segment related cost of sales as a percentage of net revenues.
(3) Includes Namenda XR® and Namenda® IR.
(4) Includes Estrace® Cream and Minastrin® 24 sales of $34.3 million and $6.6 million, respectively, which were previously disclosed separately in the nine months ended September 30, 2018.
(5) Includes Lexapro® and PacPharma sales of $44.8 million and $10.6 million, respectively, which were previously disclosed separately in the nine months ended September 30, 2018.

In connection with the proposed AbbVie Transaction, the Company is actively seeking to divest Zenpep, with any such divestiture contingent on the closing of the AbbVie Transaction.

Net Revenues

Three and Nine Months Ended September 30, 2019 and 2018

The increase in net revenues in the three and nine months ended September 30, 2019 was primarily due to growth in CNS and Women’s Health, offset, in part, by a decline in GI revenues.  CNS revenues increased primarily due to strong demand growth for Vraylar® and Viibryd®, offset, in part, by the decline in Namenda® as a result of loss of exclusivity.  Women’s Health revenues increased primarily due to an increase in demand for Lo Loestrin®.  GI was negatively affected by the generic impact on Canasa®/Salofalk® and Asacol®, offset, in part, by an increase in demand growth for Linzess® and Zenpep®.

Cost of Sales

Three and Nine Months Ended September 30, 2019 and 2018

The increase in cost of sales in the three and nine months ended September 30, 2019 was primarily due to an increase in net revenues.

Selling and Marketing Expenses

Three and Nine Months Ended September 30, 2019 and 2018

The increase in selling and marketing expenses in the three and nine months ended September 30, 2019 was primarily due to field force investments and increased promotional costs for newly launched and promoted products.

General and Administrative Expenses

Three and Nine Months Ended September 30, 2019 and 2018

General and administrative expenses increased $7.3 million and $7.9 million in the three and nine months ended September 30, 2019, respectively, period over period.

International Segment

The following table presents top product sales and net contribution for the International segment for the three and nine months ended September 30, 2019 and 2018 ($ in millions):

	Three Months Ended September 30,		Change
	2019	2018	$ Overall Change	$ Operational Change (3)	$ Currency Change	% Overall Change	% Operational Change (3)	% Currency Change
Total Eye Care	$312.9	$289.0	$23.9	$36.5	$(12.6)	8.3%	12.6%	(4.3)%
Lumigan®/Ganfort®	89.7	94.8	(5.1)	(1.3)	(3.8)	(5.4)%	(1.4)%	(4.0)%
Ozurdex®	63.8	25.8	38.0	41.1	(3.1)	n.m.	n.m.	n.m.
Eye Drops(4)	63.8	66.8	(3.0)	(0.9)	(2.1)	(4.5)%	(1.3)%	(3.2)%
Alphagan®/Combigan®	40.4	40.5	(0.1)	1.2	(1.3)	(0.2)%	3.0%	(3.2)%
Restasis®	9.2	13.6	(4.4)	(4.0)	(0.4)	(32.4)%	(29.4)%	(3.0)%
Other Eye Care	46.0	47.5	(1.5)	0.4	(1.9)	(3.2)%	0.8%	(4.0)%
Total Medical Aesthetics	357.9	369.0	(11.1)	(1.5)	(9.6)	(3.0)%	(0.4)%	(2.6)%
Facial Aesthetics	310.6	303.6	7.0	18.2	(11.2)	2.3%	6.0%	(3.7)%
Botox® Cosmetics	165.6	163.4	2.2	9.4	(7.2)	1.3%	5.8%	(4.5)%
Juvederm® Collection	144.7	138.6	6.1	10.1	(4.0)	4.4%	7.3%	(2.9)%
Belkyra® (Kybella®)	0.3	1.6	(1.3)	(1.3)	-	(81.3)%	(81.3)%	0.0%
Plastic Surgery	6.0	35.9	(29.9)	(31.8)	1.9	(83.3)%	(88.6)%	5.3%
Breast Implants	5.7	35.6	(29.9)	(31.8)	1.9	(84.0)%	(89.3)%	5.3%
Other Plastic Surgery	0.3	0.3	-	-	-	0.0%	0.0%	0.0%
Regenerative Medicine	4.3	3.3	1.0	1.1	(0.1)	30.3%	33.3%	(3.0)%
Alloderm®	2.1	1.0	1.1	1.1	-	n.m.	n.m.	n.m.
Other Regenerative Medicine	2.2	2.3	(0.1)	-	(0.1)	(4.3)%	0.0%	(4.3)%
Body Contouring	33.0	22.5	10.5	10.7	(0.2)	46.7%	47.6%	(0.9)%
Coolsculpting® Consumables	21.6	14.2	7.4	7.4	-	52.1%	52.1%	0.0%
Coolsculpting® Systems & Add On Applicators	11.4	8.3	3.1	3.3	(0.2)	37.3%	39.8%	(2.5)%
Skin Care	4.0	3.7	0.3	0.3	-	8.1%	8.1%	0.0%
Botox® Therapeutics and Other	146.5	145.1	1.4	6.8	(5.4)	1.0%	4.7%	(3.7)%
Botox® Therapeutics	93.9	92.9	1.0	4.9	(3.9)	1.1%	5.3%	(4.2)%
Asacol®/Delzicol®	7.2	10.9	(3.7)	(3.5)	(0.2)	(33.9)%	(32.1)%	(1.8)%
Constella®	6.7	5.7	1.0	1.2	(0.2)	17.5%	21.1%	(3.6)%
Other Products	38.7	35.6	3.1	4.2	(1.1)	8.7%	11.8%	(3.1)%
Other revenues	17.8	18.5	(0.7)	(0.6)	(0.1)	(3.8)%	(3.2)%	(0.6)%
Net revenues	$835.1	$821.6	$13.5	$41.2	$(27.7)	1.6%	5.0%	(3.4)%
Operating expenses:
Cost of sales(1)	144.6	130.7	13.9	17.4	(3.5)	10.6%	13.3%	(2.7)%
Selling and marketing	226.9	206.0	20.9	28.4	(7.5)	10.1%	13.8%	(3.7)%
General and administrative	26.0	35.1	(9.1)	(9.0)	(0.1)	(25.9)%	(25.6)%	(0.3)%
Segment contribution	$437.6	$449.8	$(12.2)	$4.4	$(16.6)	(2.7)%	1.0%	(3.7)%
Segment margin	52.4%	54.7%				(2.3)%
Segment gross margin(2)	82.7%	84.1%				(1.4)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Defined as net revenues less segment related cost of sales as a percentage of net revenues.
(3) Defined as overall change excluding foreign exchange impact.
(4) Includes Optive® sales of $27.1 million which were previously disclosed separately in the three months ended September 30, 2018.

	Nine Months Ended September 30,		Change
	2019	2018	$ Overall Change	$ Operational Change (3)	$ Currency Change	% Overall Change	% Operational Change (3)	% Currency Change
Total Eye Care	$931.7	$986.4	$(54.7)	$10.7	$(65.4)	(5.5)%	1.1%	(6.6)%
Lumigan®/Ganfort®	265.2	295.7	(30.5)	(13.4)	(17.1)	(10.3)%	(4.5)%	(5.8)%
Ozurdex®	207.9	158.1	49.8	64.5	(14.7)	31.5%	40.8%	(9.3)%
Eye Drops(4)	176.5	208.0	(31.5)	(19.4)	(12.1)	(15.1)%	(9.3)%	(5.8)%
Alphagan®/Combigan®	118.9	129.3	(10.4)	(2.0)	(8.4)	(8.0)%	(1.5)%	(6.5)%
Restasis®	31.5	47.9	(16.4)	(13.3)	(3.1)	(34.2)%	(27.8)%	(6.4)%
Other Eye Care	131.7	147.4	(15.7)	(5.7)	(10.0)	(10.7)%	(3.9)%	(6.8)%
Total Medical Aesthetics	1,067.9	1,137.3	(69.4)	(0.2)	(69.2)	(6.1)%	0.0%	(6.1)%
Facial Aesthetics	966.5	929.5	37.0	102.3	(65.3)	4.0%	11.0%	(7.0)%
Botox® Cosmetics	488.8	483.4	5.4	40.3	(34.9)	1.1%	8.3%	(7.2)%
Juvederm® Collection	475.2	440.8	34.4	64.6	(30.2)	7.8%	14.7%	(6.9)%
Belkyra® (Kybella®)	2.5	5.3	(2.8)	(2.6)	(0.2)	(52.8)%	(49.1)%	(3.7)%
Plastic Surgery	(13.5)	120.7	(134.2)	(133.8)	(0.4)	n.m.	n.m.	n.m.
Breast Implants	(14.5)	119.6	(134.1)	(133.7)	(0.4)	n.m.	n.m.	n.m.
Other Plastic Surgery	1.0	1.1	(0.1)	(0.1)	-	(9.1)%	(9.1)%	0.0%
Regenerative Medicine	11.2	12.9	(1.7)	(1.2)	(0.5)	(13.2)%	(9.3)%	(3.9)%
Alloderm®	5.9	5.5	0.4	0.5	(0.1)	7.3%	9.1%	(1.8)%
Other Regenerative Medicine	5.3	7.4	(2.1)	(1.7)	(0.4)	(28.4)%	(23.0)%	(5.4)%
Body Contouring	93.3	62.6	30.7	33.4	(2.7)	49.0%	53.4%	(4.4)%
Coolsculpting® Consumables	59.7	40.8	18.9	20.3	(1.4)	46.3%	49.8%	(3.5)%
Coolsculpting® Systems & Add On Applicators	33.6	21.8	11.8	13.1	(1.3)	54.1%	60.1%	(6.0)%
Skin Care	10.4	11.6	(1.2)	(0.9)	(0.3)	(10.3)%	(7.8)%	(2.5)%
Botox® Therapeutics and Other	434.2	461.4	(27.2)	(1.0)	(26.2)	(5.9)%	(0.2)%	(5.7)%
Botox® Therapeutics	286.6	293.7	(7.1)	12.6	(19.7)	(2.4)%	4.3%	(6.7)%
Asacol®/Delzicol®	27.2	35.0	(7.8)	(6.4)	(1.4)	(22.3)%	(18.3)%	(4.0)%
Constella®	17.0	17.7	(0.7)	0.1	(0.8)	(4.0)%	0.6%	(4.6)%
Other Products	103.4	115.0	(11.6)	(7.3)	(4.3)	(10.1)%	(6.3)%	(3.8)%
Other revenues	50.5	49.4	1.1	1.6	(0.5)	2.2%	3.2%	(1.0)%
Net revenues	$2,484.3	$2,634.5	$(150.2)	$11.1	$(161.3)	(5.7)%	0.4%	(6.1)%
Operating expenses:
Cost of sales(1)	399.9	391.0	8.9	30.2	(21.3)	2.3%	7.7%	(5.4)%
Selling and marketing	718.1	697.9	20.2	64.3	(44.1)	2.9%	9.2%	(6.3)%
General and administrative	80.1	100.4	(20.3)	(17.3)	(3.0)	(20.2)%	(17.2)%	(3.0)%
Segment contribution	$1,286.2	$1,445.2	$(159.0)	$(66.1)	$(92.9)	(11.0)%	(4.6)%	(6.4)%
Segment margin	51.8%	54.9%				(3.1)%
Segment gross margin(2)	83.9%	85.2%				(1.3)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Defined as net revenues less segment related cost of sales as a percentage of net revenues.
(3) Defined as overall change excluding foreign exchange impact.
(4) Includes Optive® sales of $85.6 million which were previously disclosed separately in the nine months ended September 30, 2018.

The following table presents our revenue disaggregated by geography for our International segment ($ in millions):

	Three Months Ended September 30,
	2019	2018	$ Overall Change	$ Operational Change	% Overall Change	% Operational Change
Europe	$346.5	$329.8	$16.7	$31.2	5.1%	9.5%
Asia Pacific, Middle East and Africa	266.9	272.4	(5.5)	2.1	(2.0)%	0.8%
Latin America and Canada	199.9	203.3	(3.4)	1.8	(1.7)%	0.9%
Other*	21.8	16.1	5.7	6.1	35.4%	37.9%
Total International	$835.1	$821.6	$13.5	$41.2	1.6%	5.0%
*Includes royalty and other revenue

	Nine Months Ended September 30,
	2019	2018	$ Overall Change	$ Operational Change	% Overall Change	% Operational Change
Europe	$1,087.1	$1,141.5	$(54.4)	$27.0	(4.8)%	2.4%
Asia Pacific, Middle East and Africa	779.1	796.8	(17.7)	21.6	(2.2)%	2.7%
Latin America and Canada	560.2	646.2	(86.0)	(46.5)	(13.3)%	(7.2)%
Other*	57.9	50.0	7.9	9.0	15.8%	18.0%
Total International	$2,484.3	$2,634.5	$(150.2)	$11.1	(5.7)%	0.4%
*Includes royalty and other revenue

Net Revenues

Three Months Ended September 30, 2019 and 2018

The increase in net revenues in the three months ended September 30, 2019 was primarily due to operational growth in Eye Care, Facial Aesthetics and Body Contouring, offset, in part, due to declines in Plastic Surgery and the negative impact of foreign currency exchange of $27.7 million.  Within Eye Care, the increase in sales is due to an increase in Ozurdex® due to a replenishment of supply and demand growth, offset by a loss from foreign currency.  The operational growth in Facial Aesthetics was due to an increase in demand growth.  The increase in Body Contouring was due to an increase in demand growth.  Plastic Surgery decreased versus the prior year period, primarily driven by a fourth quarter 2018 suspension of sales and voluntary recall of the remaining textured breast implants from the market in Europe as well as the voluntary worldwide recall of textured breast implants and tissue expanders announced on July 24, 2019.

Nine Months Ended September 30, 2019 and 2018

The decrease in net revenues in the nine months ended September 30, 2019 was primarily due to the negative impact of foreign currency exchange of $161.3 million as well as declines in Plastic Surgery, offset, in part, by operational growth in Facial Aesthetics and Body Contouring.  Plastic Surgery decreased versus the prior year period, primarily driven by a fourth quarter 2018 suspension of sales and voluntary recall of the remaining textured breast implants from the market in Europe as well as the voluntary worldwide recall of textured breast implants and tissue expanders announced on July 24, 2019 which lowered revenues by $40.5 million in the nine months ended September 30, 2019.  The operational growth in Facial Aesthetics and Body Contouring was due to an increase in demand growth.

Cost of Sales

Three Months Ended September 30, 2019 and 2018

The increase in cost of sales in the three months ended September 30, 2019 was primarily due to higher costs related to the voluntary worldwide recall of textured breast implants and tissue expanders and an increase in net revenues, offset, in part, by a loss from foreign currency and favorable product mix.  Segment gross margin was negatively impacted by the voluntary worldwide recall of textured breast implants and tissue expanders.

Nine Months Ended September 30, 2019 and 2018

The increase in cost of sales in the nine months ended September 30, 2019 was primarily due to higher costs related to the voluntary worldwide recall of textured breast implants and tissue expanders, offset, in part, by a loss from foreign currency and a decrease in net revenues.  Segment gross margin was negatively impacted by the voluntary worldwide recall of textured breast implants and tissue expanders which resulted in inventory write-offs of $32.8 million.

Selling and Marketing Expenses

Three and Nine Months Ended September 30, 2019 and 2018

The increase in selling and marketing expenses in the three and nine months ended September 30, 2019 was primarily due to an increase in promotional costs related to the Medical Aesthetics business, offset, in part, by the impact from foreign currency.

General and Administrative Expenses

Three and Nine Months Ended September 30, 2019 and 2018

General and administrative expenses decreased $9.1 million and $20.3 million in the three and nine months ended September 30, 2019, respectively, period over period.

Corporate

Corporate represents the results of corporate initiatives as well as the impact of select revenues and shared costs.  The following represents the Corporate amounts for the three and nine months ended September 30, 2019 and 2018 ($ in millions):

	Three Months Ended September 30, 2019
	Integration / Divestiture	Non- Acquisition Related Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Other	Revenues and Shared Costs	Total
Net revenues	$-	$-	$-	$-	$-	$26.2	$26.2
Operating expenses:
Cost of sales(1)	0.4	1.1	0.4	0.2	-	96.0	98.1
Selling and marketing	19.4	3.5	-	0.6	-	0.3	23.8
General and administrative	34.4	6.3	-	0.2	750.3	180.4	971.6
Contribution	$(54.2)	$(10.9)	$(0.4)	$(1.0)	$(750.3)	$(250.5)	$(1,067.3)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

	Nine Months Ended September 30, 2019
	Integration / Divestiture	Non- Acquisition Related Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Other	Revenues and Shared Costs	Total
Net revenues	$-	$-	$-	$-	$-	$30.6	$30.6
Operating expenses:
Cost of sales(1)	0.4	6.0	42.4	0.7	0.1	250.4	300.0
Selling and marketing	19.5	2.6	-	2.2	-	0.2	24.5
General and administrative	63.3	8.5	-	0.7	768.7	542.4	1,383.6
Contribution	$(83.2)	$(17.1)	$(42.4)	$(3.6)	$(768.8)	$(762.4)	$(1,677.5)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

	Three Months Ended September 30, 2018
	Integration / Divestiture	Non- Acquisition Related Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Other	Revenues and Shared Costs	Total
Net revenues	$-	$-	$-	$-	$-	$2.3	$2.3
Operating expenses:
Cost of sales(1)	0.2	6.6	10.0	0.3	0.1	86.3	103.5
Selling and marketing	0.3	1.3	-	1.2	-	(0.1)	2.7
General and administrative	8.0	1.3	-	0.4	0.9	158.5	169.1
Contribution	$(8.5)	$(9.2)	$(10.0)	$(1.9)	$(1.0)	$(242.4)	$(273.0)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

	Nine Months Ended September 30, 2018
	Integration / Divestiture	Non- Acquisition Related Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Other	Revenues and Shared Costs	Total
Net revenues	$-	$-	$-	$-	$-	$36.7	$36.7
Operating expenses:
Cost of sales(1)	1.7	28.5	(115.4)	1.8	-	263.9	180.5
Selling and marketing	1.7	18.5	-	7.2	-	-	27.4
General and administrative	36.7	5.6	-	2.5	41.5	475.6	561.9
Contribution	$(40.1)	$(52.6)	$115.4	$(11.5)	$(41.5)	$(702.8)	$(733.1)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

Integration / Divestiture

Three and Nine Months Ended September 30, 2019 and 2018

In the three and nine months ended September 30, 2019, AbbVie Transaction-related costs which include legal, consulting and personnel costs were $51.9 million and $71.4 million, respectively.  Additionally, integration and restructuring charges included costs related to the integration of LifeCell Corporation (“LifeCell’) and Zeltiq® Aesthetics, Inc. (“Zeltiq”).

Non-Acquisition Related Restructuring

Three and Nine Months Ended September 30, 2018

In the three and nine months ended September 30, 2018, the Company incurred charges related to the restructuring of its internal infrastructure.  The restructuring programs included charges associated with scaling our manufacturing plants as well as the acceleration of share-based compensation charges for severed employees over their shortened vesting periods.

Fair Value Adjustments

Fair value adjustments primarily relate to changes in estimated contingent liabilities for future amounts to be paid based on achievement of sales levels for the respective products.

Nine Months Ended September 30, 2019

In the nine months ended September 30, 2019, the expense in cost of sales primarily related to an increase in commercial sales forecasts for Liletta®.

Nine Months Ended September 30, 2018

In the nine months ended September 30, 2018, the income in cost of sales primarily related to the Company’s True Tear product not achieving a milestone event, as well as a corresponding decrease in commercial forecasts.

Effect of Purchase Accounting

Three and Nine Months Ended September 30, 2019 and 2018

In the three and nine months ended September 30, 2019 and 2018, the Company incurred charges related to the purchase accounting impact on share-based compensation related to the Zeltiq and Allergan, Inc. (“Legacy Allergan”) acquisitions, which increased cost of sales, selling and marketing and general and administrative expenses.

Other

Three and Nine Months Ended September 30, 2019 and 2018

The Company recorded a pre-tax charge of $750.0 million in the three months ended September 30, 2019 related to a settlement reached by subsidiaries Forest Laboratories, LLC, Forest Laboratories, Inc. and Forest Laboratories Holdings Ltd. with direct purchasers of Namenda, resolving class action litigation in the U.S. District Court for the Southern District of New York.  In the three months ended September 30, 2019 and 2018, general and administrative costs included legal settlement charges of $747.5 million and $1.1 million, respectively.  In the nine months ended September 30, 2019 and 2018, general and administrative costs included legal settlement charges of $765.7 million and $40.4 million, respectively.

Revenues and Shared Costs

Shared costs primarily include above site and unallocated costs associated with running our global manufacturing facilities and corporate general and administrative expenses.

Three and Nine Months Ended September 30, 2019 and 2018

In the nine months ended September 30, 2019 and 2018, the Company recorded milestone revenue related to an on-going intellectual property agreement of $25.0 million.  In the three months ended September 30, 2019 and 2018, the Company incurred transactional foreign exchange losses of $2.7 million and $11.0 million, respectively.  In the nine months ended September 30, 2019 and 2018, the Company incurred transactional foreign exchange losses of $6.2 million and $27.1 million, respectively.

Research and Development Expenses

R&D expenses consist predominantly of personnel-related costs, active pharmaceutical ingredient costs, contract research, license and milestone fees, biostudy and facilities costs associated with product development.

R&D expenses consisted of the following in the three and nine months ended September 30, 2019 and 2018 ($ in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Ongoing operating expenses	$448.9	$393.7	$55.2	14.0%	$1,293.8	$1,138.4	$155.4	13.7%
Milestone expenses and upfront license payments	22.0	50.1	(28.1)	(56.1)%	56.1	440.8	(384.7)	(87.3)%
Contingent consideration adjustments, net	2.3	(21.4)	23.7	n.m.	7.1	2.2	4.9	n.m.
Acquisition, integration, and restructuring charges	1.1	1.2	(0.1)	(8.3)%	1.6	2.5	(0.9)	(36.0)%
Acquisition accounting fair market value adjustment to share-based compensation	0.2	0.6	(0.4)	(66.7)%	0.9	4.2	(3.3)	(78.6)%
Total R&D Expenses	$474.5	$424.2	$50.3	11.9%	$1,359.5	$1,588.1	$(228.6)	(14.4)%

Operating Expenses

Three and Nine Months Ended September 30, 2019 and 2018

The increase in ongoing operating expenses in the three and nine months ended September 30, 2019 is mainly due to increased product development spending in early stage development programs and for the Gastrointestinal therapeutic areas offset, in part, by lower spending in the Central Nervous System therapeutic areas.

Milestone Expenses and Upfront License Payments

The following represents milestone expenses, asset acquisitions and upfront license payments in the three and nine months ended September 30, 2019 and 2018, respectively ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
RetroSense Therapeutics, LLC	$20.0	$-	$20.0	$-
Akarna Therapeutics, Ltd.	-	-	10.0	-
Merck & Co.	-	30.0	-	115.0
Elastagen Pty Ltd	-	-	-	96.1
AstraZeneca plc	-	-	-	90.0
Chase Pharmaceuticals Corporation	-	-	-	75.0
Repros Therapeutics, Inc.	-	-	-	33.2
Editas Medicine, Inc.	-	15.0	-	15.0
Other	2.0	5.1	26.1	16.5
Total	$22.0	$50.1	$56.1	$440.8

Contingent Consideration Adjustments, Net

Three and Nine Months Ended September 30, 2018

In the three and nine months ended September 30, 2018, the adjustment to contingent consideration primarily relates to a R&D asset that was delayed, which lowered the probability of the milestone being achieved.  The nine months ended September 30, 2018 also includes the progression of other R&D projects relating to the acquisition of Tobira Therapeutics, Inc.

Amortization

Amortization in the three and nine months ended September 30, 2019 and 2018 was as follows ($ in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Amortization	$1,537.7	$1,588.5	$(50.8)	(3.2)%	$4,339.1	$4,983.2	$(644.1)	(12.9)%

Three and Nine Months Ended September 30, 2019 and 2018

Amortization for the three and nine months ended September 30, 2019 decreased as compared to the three and nine months ended September 30, 2018 primarily as a result of a decrease in amortization for Restasis® due to a reduced book value and remaining life as a result of an anticipated launch of a generic.

Goodwill, IPR&D and Other Impairments and Asset Sales, Net

Goodwill, IPR&D and other impairments and asset sales, net consisted of the following in the three and nine months ended September 30, 2019 and 2018 ($ in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Goodwill impairments	$-	$-	$-	n.a	$3,552.8	$-	$3,552.8	n.a
IPR&D impairments	-	-	-	n.a	436.0	798.0	(362.0)	(45.4)%
Asset sales and impairments, net	2.0	(0.4)	2.4	n.m.	126.2	272.3	(146.1)	(53.7)%

Refer to “NOTE 11 – Goodwill, Product Rights and Other Intangible Assets” for the description of the goodwill impairments and IPR&D impairments that the Company recorded in the three and nine months ended September 30, 2019 and 2018.

Interest Income

Interest income in the three and nine months ended September 30, 2019 and 2018 was as follows ($ in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Interest income	$20.5	$10.0	$10.5	n.m.	$51.5	$33.6	$17.9	53.3%

Interest income represents interest earned on cash and cash equivalents and marketable securities held during the respective periods.

Interest Expense

Interest expense consisted of the following in the three and nine months ended September 30, 2019 and 2018 ($ in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Fixed Rate Notes	$172.4	$204.6	$(32.2)	(15.7)%	$519.0	$642.9	$(123.9)	(19.3)%
Euro Denominated Notes	14.3	8.4	5.9	70.2%	43.8	25.8	18.0	69.8%
Floating Rate Notes	4.4	4.6	(0.2)	(4.3)%	14.2	15.6	(1.4)	(9.0)%
Other	2.8	2.8	-	0.0%	14.1	16.7	(2.6)	(15.6)%
Interest expense	$193.9	$220.4	$(26.5)	(12.0)%	$591.1	$701.0	$(109.9)	(15.7)%

Three and Nine Months Ended September 30, 2019 and 2018

Interest expense in the three and nine months ended September 30, 2019 decreased versus the three and nine months ended September 30, 2018 due to scheduled maturities and early debt extinguishment of senior secured notes period-over-period, as well as the impact from debt refinancing in the prior year.

Other Income, Net

Other income, net consisted of the following in the three and nine months ended September 30, 2019 and 2018 ($ in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Teva Share Activity	$-	$-	$-	n.a	$-	$60.9	$(60.9)	(100.0)%
Sale of businesses	-	129.6	(129.6)	(100.0)%	-	182.6	(182.6)	(100.0)%
Debt extinguishment other	-	(8.3)	8.3	(100.0)%	(0.2)	0.8	(1.0)	n.m.
Other income, net	2.5	8.7	(6.2)	(71.3)%	11.8	22.3	(10.5)	(47.1)%
Other income, net	$2.5	$130.0	$(127.5)	(98.1)%	$11.6	$266.6	$(255.0)	(95.6)%

Refer to “NOTE 6 – Other Income / (Expense)” for further details regarding the components of other income, net.

Provision / (Benefit) for Income Taxes

Provision / (benefit) for income taxes in the three and nine months ended September 30, 2019 and 2018 was as follows: ($ in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Provision / (benefit) for income taxes	$18.1	$213.4	$(195.3)	(91.5)%	$251.1	$(474.0)	$725.1	(153.0)%
Effective tax rate	(2.4)%	120.5%			(5.3)%	37.5%

Three Months Ended September 30, 2019 and 2018

The Company’s effective tax rate for the three months ended September 30, 2019 was a provision of 2.4% compared to a provision of 120.5% for the three months ended September 30, 2018. The effective tax rate for the three months ended September 30, 2019 was favorably impacted by a net tax benefits of $47.0 million related to changes in the applicable tax rates on certain temporary differences and $73.5 million related to the Namenda settlement. The effective tax rate was unfavorably impacted by a tax charge of $225.0 million to establish a valuation allowance on certain non-U.S. deferred tax assets.

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

The effective tax rate for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 was primarily impacted by a tax charge for a valuation allowance partially offset by favorability in earnings subject to U.S. tax and the absence of certain discrete tax charges recorded in the third quarter of 2018.

Nine Months Ended September 30, 2019 and 2018

The Company’s effective tax rate for the nine months ended September 30, 2019 was a provision of 5.3%, compared to a benefit of 37.5% for the nine months ended September 30, 2018. The effective tax rate for the nine months ended September 30, 2019 was favorably impacted by tax benefits of $118.0 million related to excess tax over book basis in a U.S. subsidiary that will reverse in the foreseeable future, $73.5 million related to the Namenda settlement, $47.0 million related to changes in the applicable tax rates on certain temporary differences, $50.8 million for a U.S. capital loss and $107.3 million related to the impairment of certain intangible assets. The effective tax rate was unfavorably impacted by a tax charge of $600.0 million to establish a valuation allowance on certain non-U.S. deferred tax assets, $50.8 million related to uncertain tax positions and the goodwill impairment charge of $3,552.8 million, for which no tax benefit was recorded.

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

The effective tax rate for the nine months ended September 30, 2019 was less favorable compared to the nine months ended September 30, 2018 primarily due to the goodwill impairments with no associated tax benefits, the tax charge for a valuation allowance and the absence of certain discrete tax benefits recorded in 2018.

Liquidity and Capital Resources

Working Capital Position

Working capital at September 30, 2019 and December 31, 2018 is summarized as follows ($ in millions):

	September 30,	December 31,	Increase
	2019	2018	(Decrease)
Current Assets:
Cash and cash equivalents	$1,237.5	$880.4	$357.1
Marketable securities	3,318.4	1,026.9	2,291.5
Accounts receivable, net	3,012.3	2,868.1	144.2
Inventories	1,083.1	846.9	236.2
Current assets held for sale	-	34.0	(34.0)
Prepaid expenses and other current assets	942.3	819.1	123.2
Total current assets	9,593.6	6,475.4	3,118.2
Current liabilities:
Accounts payable and accrued expenses	$5,692.2	$4,787.2	$905.0
Income taxes payable	88.9	72.4	16.5
Current portion of long-term debt	3,739.2	868.3	2,870.9
Current portion of lease liability - operating	118.4	-	118.4
Total current liabilities	9,638.7	5,727.9	3,910.8
Working Capital	$(45.1)	$747.5	$(792.6)
Current Ratio	1.00	1.13

Working capital movements were primarily due to the following:

•	The Company generated cash flows from operations of $5,568.4 million;
•	The Company paid dividends of $731.4 million and repurchased ordinary shares of $834.3 million in the nine months ended September 30, 2019; and
•

The Company repaid the scheduled maturity of the €700.0 million floating rate notes due June 1, 2019, repurchased $249.8 million face value of senior notes through open market debt purchases and had senior notes of $3,676.0 million classified as current based on their maturity date as of September 30, 2019.

Cash Flows

The Company’s cash flows are summarized as follows ($ in millions):

	Nine Months Ended September 30,
	2019	2018	$ Change
Net cash provided by operating activities	$5,568.4	$4,141.5	$1,426.9
Net cash (used in) / provided by investing activities	$(2,632.7)	$4,138.4	$(6,771.1)
Net cash (used in) financing activities	$(2,568.6)	$(8,922.3)	$6,353.7

Cash flows from operations represent net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities increased in the nine months ended September 30, 2019 versus the prior year period as a result of the Company receiving a one-time tax refund during the third quarter of 2019 of $1.6 billion of capital gains taxes previously paid and attributable to tax losses recorded in prior periods.

Management expects that available cash balances and the remaining 2019 cash flows from operating activities will provide sufficient resources to fund our operating liquidity needs and expected capital expenditure funding requirements for at least the next twelve months.

Investing cash flows for the nine months ended September 30, 2019 reflect the net cash for investments of $2,271.3 million and the cash used in acquisitions of businesses of $80.6 million.  Investing cash flows for the nine months ended September 30, 2018 reflect the net cash provided by the sale of businesses of $605.0 million and the net sale of investments of $4,139.9 million offset, in part, by payments to settle Teva related matters of $466.0 million.

Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of ordinary shares, dividend payments and proceeds from the exercise of stock options. Cash used in financing activities in the nine months ended September 30, 2019 primarily related to the repayment of indebtedness of $1,044.9 million, the repurchase of ordinary shares of $834.3 million and the payment of dividends of $731.4 million.  Cash used in financing activities in the nine months ended September 30, 2018 primarily related to the repayment of indebtedness of $7,115.9 million, the repurchase of ordinary shares of $2,023.5 million, the payment of dividends of $808.1 million and payments to settle Teva related matters of $234.0 million, which was outstanding greater than one year, offset, in part, by borrowings under the revolving credit facility and other borrowings of $717.2 million and proceeds from the forward sale of Teva shares of $465.5 million.

Long-term obligations

The following table lists certain of our enforceable and legally binding obligations as of September 30, 2019. Certain amounts included herein are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal of lease agreements, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligation we will actually pay in future periods may vary from those reflected in the table.

The following is a summary of select contractual commitments as of September 30, 2019, including amounts accrued as of the balance sheet date to be paid in future periods ($ in millions):

	Payments Due by Period
	Total	Three Months Ending December 31, 2019	2020-2021	2022-2023	Thereafter
Sales based and other milestone obligations	10,197.4	6.5	52.0	41.0	10,097.9
R&D / approval milestone obligations	5,990.7	53.4	1,010.2	529.5	4,397.6
Total	$16,188.1	$59.9	$1,062.2	$570.5	$14,495.5

The table above reflects the anticipated timing of R&D and approval related milestones and sales based milestones.  Certain agreements also include royalties based on commercial sales which are excluded from the table above. The following are contractual commitments relating to the R&D and approval related milestones and sales based milestones ($ in millions):

Transaction	Product	Maximum Milestones	R&D / Approval Milestones	Sales Based and Other Milestones
Heptares Therapeutics, Ltd	Neurological disorders	$3,224.5	$649.5	$2,575.0
Assembly Biosciences, Inc.	Gastrointestinal products	2,459.0	1,069.0	1,390.0
AstraZeneca plc License	Brazikumab	1,250.0	210.0	1,040.0
Akarna Therapeutics, Ltd	Inflammatory and fibrotic diseases	965.0	590.0	375.0
Tobira Therapeutics, Inc.	Cenicriviroc	800.1	400.1	400.0
Chase Pharmaceuticals Corporation	Neurodegenerative disorders	800.0	250.0	550.0
Merck & Co.	Ubrogepant & Atogepant	750.0	320.0	430.0
Retrosense Therapeutics, LLC	RST-001	475.0	225.0	250.0
AqueSys, Inc.	Xen Gel Stent	300.0	-	300.0
Topokine Therapeutics, Inc.	XAF5	260.0	110.0	150.0
Oculeve, Inc.	TrueTear®	150.0	50.0	100.0
Forsight VISION5, Inc.	Bimatoprost Ring	125.0	125.0	-
All Other		4,629.5	1,992.1	2,637.4
Total		$16,188.1	$5,990.7	$10,197.4

Such milestone payments will only be payable in the event that the Company achieves contractually defined, success-based milestones, such as:

•	the advancement of the specified research and development programs;
•	the receipt of regulatory approval for the specified compounds or products; and/or
•	reaching a sales threshold of the specified compounds or products.

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

Investment Risk

As of September 30, 2019, our total investments in marketable and equity securities of other companies, including equity method investments, but excluding securities considered cash and cash equivalents, were $3,373.9 million (included in marketable securities and investments and other assets). The fair values of these investments are subject to fluctuations due to volatility of the stock market and changes in general economic conditions.

We regularly review the carrying value of our investments and identify and recognize losses for income statement purposes.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our non-equity investment portfolio. Our cash is invested in money market securities.

Our permitted investments in marketable securities include highly liquid money market securities classified as available-for-sale securities.  No security as of September 30, 2019 has a maturity in excess of one year. These investments include floating rate securities that are exposed to interest rate fluctuations. Because of the short-term nature of these investments, we are subject to minimal interest rate risk and do not believe that an increase in market rates would have a significant negative impact on the value of our portfolio.

Floating Rate Debt

At September 30, 2019, borrowings outstanding under the floating rate notes were $1,262.9 million. Assuming a one percent increase in the applicable interest rate on the Company’s floating rates notes, annual interest expense would increase by approximately $10.1 million over the next twelve months.

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

The Company is subject to transactions which are denominated in currencies other than the functional currency and therefore movements in exchange rates may impact the results of operations.  Net foreign currency losses reflected in general and administrative expenses were $6.2 million and $27.1 million for the nine months ended September 30, 2019 and 2018, respectively.

The currency for Argentina was deemed hyperinflationary in the third quarter of 2018 and is now being accounted for using the Company’s functional currency.  The impact is immaterial to the Company’s operations.

In November 2018, the Company entered into a 700.0 million Euro forward contract to buy Euros while selling USD.  The derivative had a maturity of May 31, 2019.  The derivative instrument was marked-to-market to the P&L, offsetting the revaluation (P&L) impact on the Euro 700.0 million variable interest debt which matured on June 1, 2019. For the nine months ended September 30, 2019, the Company recorded a loss of $29.8 million relating to this instrument in general and administrative expenses.

The Company is exposed to foreign exchange risk in its international operations from foreign currency purchases, net investments in foreign subsidiaries, and foreign currency assets and liabilities created in the normal course of business, including its Euro Denominated Notes. In the nine months ended September 30, 2019, we used effective net investment hedges to partially offset the effects of foreign currency on our investments in certain of our foreign subsidiaries. The total notional amount of our instruments designated as net investment hedges was $4.9 billion as of September 30, 2019 and $5.1 billion as of December 31, 2018.  During the nine months ended September 30, 2019 and 2018, the impact of the net investment hedges recorded in other comprehensive loss was a gain of $252.7 million and $126.6 million, respectively.

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

As required by SEC Rule 13a-15(b), Allergan plc carried out an evaluation, under the supervision and with the participation of Allergan plc’s management, including Allergan plc’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Allergan plc’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation Allergan plc’s Principal Executive Officer and Principal Financial Officer concluded that Allergan plc’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

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

As required by SEC Rule 13a-15(b), Warner Chilcott Limited carried out an evaluation, under the supervision and with the participation of Warner Chilcott Limited’s management, including Warner Chilcott Limited’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Warner Chilcott Limited’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation Warner Chilcott Limited’s Principal Executive Officer and Principal Financial Officer concluded that Warner Chilcott Limited’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

Changes in Internal Control Over Financial Reporting of Allergan plc and Warner Chilcott Limited

During the quarter ended September 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Allergan plc and Warner Chilcott Limited’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to “PART I, ITEM 3. LEGAL PROCEEDINGS,” of our Annual Report on Form 10-K for the year ended December 31, 2018 and “Legal Matters” in “NOTE 21 — Commitments and Contingencies” in the accompanying “Notes to the Consolidated Financial Statements” in this Quarterly Report.

ITEM 1A.	RISK FACTORS

Risks Relating to our pending transaction with AbbVie

The transaction is subject to customary closing conditions, including conditions related to required regulatory approvals, and may not be completed on a timely basis, or at all.

The completion of the transaction is subject to a number of customary conditions and there can be no assurance that the conditions to the closing of the transaction will be satisfied or waived (to the extent permitted by law).  The failure to satisfy the required conditions could delay the completion of the transaction for a significant period of time or prevent the completion from occurring at all.  These closing conditions include certain antitrust related approvals, including (i) that all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in connection with the transaction having expired or having been terminated, and termination or expiration of any agreement between Allergan and AbbVie, on the one hand, and the U.S. Federal Trade Commission or the Antitrust Division of the U.S. Department of Justice, on the other hand, not to consummate the transaction, (ii) all required clearances of any governmental entity having been obtained and remaining in full force and effect and all applicable waiting periods having expired, lapsed or been terminated (as appropriate), in each case in connection with the transaction, under the antitrust laws of the U.S., European Union, China, Brazil, Canada, Israel, Mexico, Japan, South Africa, South Korea, Turkey and the United Kingdom (only in the event of any exit by the United Kingdom from, or suspension or termination of its membership in, the European Union such that a United Kingdom governmental entity has jurisdiction to review the acquisition under antitrust laws) (each a “Required Antitrust Jurisdiction)”, (iii) to the extent (a) the transaction constitutes a concentration within the scope of Article 6(1)(c) of the Council EC Merger Regulation (EC) No. 139/2004 of 20 January 2004 on the control of concentrations between undertakings in respect of the transaction (the “EC Merger Regulation”) or otherwise is a concentration that is subject to the EC Merger Regulation, the European Commission having decided to allow the closing of the transaction, and (b) that all or part of the transaction is referred by the European Commission to the relevant authority of one or more member countries of the European Economic Area, such relevant authority(ies) (in the case of a partial referral in conjunction with a final decision of the European Commission) having issued a final decision or decisions which satisfies (or together satisfy) the prior clause (a).  The governmental agencies from which the parties are seeking certain approvals related to these conditions have broad discretion in administering the governing regulations.  As a condition to their approval of the transaction, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the combined company’s business after the closing. Such requirements, limitations, costs or restrictions could delay or prevent the consummation of the transaction or have a material adverse effect on the combined company’s business and results of operations.

In addition, the closing conditions include other legal and regulatory conditions, such as (i) the sanction by the Irish High Court of the transaction and registration of the court order with the Irish Registrar of Companies, (ii) the approval by the New York Stock Exchange of the listing of all of the shares of AbbVie common stock to be issued in connection with the transaction, and (iii) (a) no order, writ, decree, judgment or injunction (whether temporary or permanent) having been issued, promulgated, made, rendered or entered into by any court or other tribunal of competent jurisdiction, and (b) no law (excluding any antitrust law other than those of a Required Antitrust Jurisdiction) having been enacted, issued, promulgated, enforced or entered and continuing in effect and, in each case of clauses (a) and (b), that restrains, enjoins, makes illegal or otherwise prohibits the consummation of the transaction.  On September 11, 2019, Allergan received a letter on behalf of a purported shareholder alleging that Allergan violated the federal securities laws by issuing allegedly misleading disclosures in connection with the acquisition (the “Makowsky Demand”). Between September 20 and September 26, 2019, four shareholder class actions and one individual action were filed against Allergan and its board of directors (and in some cases Abbvie and its acquisition subsidiary), generally alleging that Allergan and its board of directors violated the federal securities laws by issuing allegedly misleading disclosures in the proxy statement in connection with the acquisition. The plaintiffs have since voluntarily dismissed their claims in 3 of the actions. The remaining lawsuits, captioned Swei v. Allergan plc, et al., 2-19-cv-18166 (the “Swei Action”), filed in the U.S. District Court for the District of New Jersey; Gross v. Allergan plc, et al., 1:19-cv-08888 (the “Gross Action”, and together with the Swei Action, the “Actions”), filed in the U.S. District Court for the Southern District of New York, seek, among other things, to enjoin the consummation of the transaction. Allergan believes that the claims alleged in the Makowsky Demand and the Actions are without merit.  Allergan cannot predict the outcome of, or estimate the possible loss or range of loss from, these matters.

It is possible that additional lawsuits arising out of or relating to the proposed transaction may be filed in the future. There can be no assurances that we will be successful in the outcome of any potential future lawsuits challenging the proposed transaction.

There can be no assurances that we will be successful in the outcome of any potential future lawsuits challenging the proposed transaction. An adverse ruling in any such lawsuit may delay or prevent the proposed transaction from being completed.

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

The transaction agreement contains provisions that limit Allergan’s ability to pursue alternatives to the transaction.

Under the transaction agreement, Allergan is subject to certain restrictions on its ability to solicit alternative acquisition proposals from third parties, engage in discussion or negotiations with respect to such proposals or provide information in connection with such proposals.   These provisions could discourage a third party that may have an interest in acquiring all or a significant part of Allergan from considering or proposing that acquisition, even if such third party were prepared to pay consideration with a higher value than the value of the transaction consideration.

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

Allergan and AbbVie will continue to incur substantial transaction fees and costs in connection with the transaction.

Allergan and AbbVie have incurred, and expect to continue incur, a number of non-recurring transaction-related costs associated with completing the transaction, combining the operations of the two organizations and achieving desired synergies.  These fees and costs will be substantial.  Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, retention, severance, change in control and other integration-related costs, filing fees and printing costs.  Additional unanticipated costs may be incurred in the integration of the businesses of Allergan and AbbVie.  There can be no assurance that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction-related costs over time.  Thus, any net benefit may not be achieved in the near term, the long term or at all.

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

Recent Sale of Unregistered Securities; Uses of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2019, we repurchased 4,885 of Allergan plc’s Ordinary Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and directors.  On January 29, 2019, the Company announced that its Board of Directors approved a $2.0 billion share repurchase program, all of which remained outstanding as of September 30, 2019.

Period	Total Number of Shares Purchased	Total Number of Shares Purchased to Satisfy Tax Withholdings	Average Price Paid per Share	Total Number of Shares Purchased as Part of Share Repurchase Program	Average Price Paid per Share as Part of Share Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program ($ in millions)
July 1 - 31, 2019	1,088	1,088	$168.87	-	$-	$2,000.0
August 1 - 31, 2019	3,122	3,122	$157.90	-	$-	$2,000.0
September 1 - 30, 2019	675	675	$162.65	-	$-	$2,000.0
July 1 - September 30, 2019	4,885	4,885	$161.00	-	$-

ITEM 6.	EXHIBITS

Reference is hereby made to the Exhibit Index below.

EXHIBIT INDEX

Exhibit	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. of the Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Scheme Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Label Definition Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

#	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2019.

ALLERGAN PLC WARNER CHILCOTT LIMITED

By:	/s/ Matthew M. Walsh
Name:	Matthew M. Walsh
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ James C. D’Arecca
Name:	James C. D’Arecca
Title:	Chief Accounting Officer (Principal Accounting Officer)