Form 10-K
period 2019-12-31
Allergan plc; Warner Chilcott Ltd
filed 2020-02-18
CIK 1578845, 1620602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number	Exact name of registrant as specified in its charter, principal office and address and telephone number	State of incorporation or organization	I.R.S. Employer Identification No.
001-36867	Allergan plc Clonshaugh Business and Technology Park Coolock, Dublin, D17 E400, Ireland (862) 261-7000	Ireland	98-1114402

001-36887	Warner Chilcott Limited Victoria Place, 5th Floor Hamilton HM 10 Bermuda (441) 295-2244	Bermuda	98-0496358

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Allergan plc Ordinary Shares, $0.0001 par value	AGN	New York Stock Exchange
Floating rate notes due 2020	AGN20A	New York Stock Exchange
0.500% notes due 2021	AGN21	New York Stock Exchange
1.500% notes due 2023	AGN 23A	New York Stock Exchange
1.250% notes due 2024	AGN 24A	New York Stock Exchange
2.625% notes due 2028	AGN28	New York Stock Exchange
2.125% notes due 2029	AGN29	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Allergan plc	Yes ☒	No ☐
Warner Chilcott Limited	Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Allergan plc	Yes ☐	No ☒
Warner Chilcott Limited	Yes ☐	No ☒

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of Allergan plc as of June 30, 2019, based upon the last sale price reported for such date on the New York Stock Exchange, was $54.8 billion. The calculation of the aggregate market value of voting and non-voting stock excludes Class A ordinary shares of Allergan plc held by executive officers, directors, and stockholders that the registrant concluded were affiliates of Allergan plc on that date.

Number of shares of Allergan plc’s Ordinary Shares outstanding on February 12, 2020: 329,002,015

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

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K (“Annual Report”) is incorporated by reference from the Allergan plc proxy statement to be filed pursuant to Regulation 14A with respect to the Registrant’s 2020 Annual General Meeting of Shareholders or, alternatively included in amendment to this Form 10-K which will be filed within 120 days of the Regisrant’s fiscal year ended December 31, 2019.

ALLERGAN PLC

WARNER CHILCOTT LIMITED

TABLE OF CONTENTS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2019

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

Company History

Allergan plc was incorporated in Ireland on May 16, 2013 as a private limited company and re-registered effective September 20, 2013 as a public limited company.  Except where otherwise indicated, and excluding certain insignificant cash and non-cash transactions at the Allergan plc level, the consolidated financial statements and disclosures are for two separate registrants, Allergan plc and Warner Chilcott Limited. The results of Warner Chilcott Limited are consolidated into the results of Allergan plc. Due to the de minimis activity between Allergan plc and Warner Chilcott Limited, references throughout this document relate to both Allergan plc and Warner Chilcott Limited. Refer to “Note 3 —Reconciliation of Warner Chilcott Limited results to Allergan plc results” in the accompanying “Notes to the Consolidated Financial Statements” in this document for a summary of the details on the differences between Allergan plc and Warner Chilcott Limited.

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

On October 25, 2019, in connection with the AbbVie Transaction, AbbVie commenced offers to exchange all Allergan Senior Notes issued by Allergan and maturing from September 15, 2020 through March 15, 2045 for up to approximately $19.6 billion aggregate principal amount of new notes to be issued by AbbVie and cash.  In conjunction with the exchange offer, AbbVie solicited and obtained consents from eligible holders of the Allergan Senior Notes to amend each of the indentures governing the Allergan Senior Notes to eliminate substantially all of the restrictive covenants in such indentures and eliminate any guarantees of the related Allergan Senior Notes. Consummation of  the exchange offer is conditioned upon, among other things, the closing of the AbbVie Transaction.  The exchange offers are expected to close, and such amendments are expected to become operative, on or about the closing date of the AbbVie Transaction.

On January 27, 2020, in connection with the AbbVie Transaction, Allergan announced that it entered into definitive agreements to divest (a) brazikumab, an IL-23 inhibitor currently being evaluated in a phase IIb/III study as a potential treatment for Crohn’s Disease and in a phase II study for ulcerative colitis, and (b) Zenpep®, a product approved for treating exocrine pancreatic insufficiency due to cystic fibrosis and other conditions, and Viokace®, another pancreatic enzyme preparation. These agreements were made in conjunction with the ongoing regulatory approval process for the AbbVie Transaction. AstraZeneca plc will acquire brazikumab, including global development and commercial rights.  Nestle SA will acquire Zenpep® and Viokace®.  The closing of the divestiture of brazikumab is contingent upon receipt of U.S. Federal Trade Commission and European Commission approval, the closing of the divestitures of Zenpep® and Viokace® is contingent upon receipt of of U.S. Federal Trade Commission approval, and closings of both divestitures are contingent upon the closing of the AbbVie Transaction and the satisfaction of other customary closing conditions.

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

Business Overview

Allergan plc is a global pharmaceutical leader. Allergan is focused on developing, manufacturing and commercializing branded pharmaceutical, device, biologic, surgical and regenerative medicine products for patients around the world.  Allergan markets a portfolio of leading brands and best-in-class products primarily focused on four key therapeutic areas including medical aesthetics, eye care, central nervous system and gastroenterology.  As a part of its approach to deliver innovation for better patient care, Allergan has built one of the broadest pharmaceutical and device research and development pipelines in the industry.  The Company has operations in more then 100 countries.  Warner Chilcott Limited is an indirect wholly-owned subsidiary of Allergan plc and has the same principal business activities.

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

Business Development

2019 Business Developments

The following transaction was completed in the year ended December 31, 2019.

Acquisitions

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

2018 Business Developments

The following are the transactions that were completed or announced in the year ended December 31, 2018.

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

Divestitures

Anti-Infectives Business Classified as Held for Sale

As of December 31, 2018, the Company had concluded that its Anti-Infectives business met the criteria for held for sale based on management’s intent and ability to divest the business within the next twelve months.  Assets held for sale also include miscellaneous properties.  As of June 30, 2019, as a result of the proposed AbbVie Transaction, the Company concluded that the Anti-Infectives business no longer met the criteria for held for sale.  The Anti-Infectives intangible assets and inventory were reclassified to held in use at the lower of their carrying amount before the assets were recorded as held for sale less any amortization that would have been recognized had the assets been continuously classified as held and used, or their fair value at the date of the subsequent decision not to sell.  As a result of the reclassification, the Company recorded a charge of $129.6 million, primarily related to amortization that would have been recorded if the assets were held and used, within Assets, sales and impairments, net for the nine month period the assets were held for sale.

Aclaris Therapeutics, Inc.

On November 30, 2018, the Company divested Rhofade® to Aclaris Therapeutics, Inc.  Under the terms of the agreement, the purchase price included an upfront cash payment, a potential development milestone payment for an additional dermatology product, and tiered payments based on annual net sales of Rhofade®, which had a fair value estimated to be $51.8 million as of December 31, 2019.  As a result of this transaction, the Company recorded a net loss of $266.2 million which is included as a component of “Asset sales and impairments, net” for the year ended December 31, 2018.

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

2017 Business Developments

The following are the transactions that were completed or announced in the year ended December 31, 2017.

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

During the years ended December 31, 2019 and 2018, the Company paid royalties to the Saint Regis Mohawk Tribe of $10.1 million and $15.0 million, respectively, which were recorded within cost of sales.  As of December 31, 2019, the Company has no future royalty obligations to the Saint Regis Mohawk Tribe.

Business Description

The Company markets brand pharmaceutical products and medical devices, including aesthetic products, under brand names through programs that are designed to generate physician and consumer loyalty. During the second quarter of 2019, the Company changed the operational and management structure for its in-development calcitonin gene-related peptide (“CGRP”) receptors, Ubrogepant and Atogepant.  These development products were previously reported within the US Specialized Therapeutics segment and have been transferred to the US General Medicine segment to align these development products with the Company’s management structure and reporting.  The revenues and cost of sales related to these products in prior periods were zero and any selling and marketing expenses and general and administrative expenses were de minimis, and therefore it was not necessary to recast prior periods.

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

As of December 31, 2019, our portfolio of products within the US Specialized Therapeutics, US General Medicine and International segments include the following products with sales in excess of $200.0 million:

Product	Therapeutic Area	Active Ingredient	Therapeutic Classification
Alloderm®	Medical Aesthetics	Tissue	Skin graft
Alphagan®/Combigan®	Eye Care	Brimonidine tartrate	Selective alpha2 agonist
Armour Thyroid®	Diversified Brands	levothyroxine and liothyronine	Hypothyroidism
Botox® Cosmetics	Facial Aesthetics	Onabotulinumtoxin A	Acetylcholine release inhibitor
Botox® Therapeutics	Neuroscience and Urology	Botulinum toxin	Musculoskeletal agent
Breast Implants	Plastic Surgery	Silicone	Reconstructive plastic surgery
Bystolic®/Byvalson®	Diversified Brands	Nebivolol	Hypertension
Carafate®/Sulcrate®	Gastrointestinal	Sucralfate	Ulcerative colitis
Coolsculpting®	Medical Aesthetics	Medical device	Body contouring
Juvederm® Collection	Facial Aesthetics	Hyaluronic acid	Fillers
Linzess®/Constella®	Gastrointestinal	Linaclotide	Irritable bowel syndrome
Lo Loestrin®	Women's Health	Ethinyl estradiol and norethindrone	Oral contraceptive
Lumigan®/Ganfort®	Eye Care	Bimatoprost	Prostaglandin analogue
Ozurdex®	Eye Care	Dexamethasone	Intravitreal eye implant
Restasis®	Eye Care	Cyclosporine	Topical immunomodulator
Viibryd®/Fetzima®	Central Nervous System	Vilazodone HCl/Levomilnacipran	Major depressive disorders
Vraylar®	Central Nervous System	Cariprazine HCl	Schizophrenia, bipolar mania
Zenpep®	Gastrointestinal	Pancrelipase	Exocrine pancreatic insufficiency

Our portfolio of products also includes eye drops, including Optive and Refresh, with net sales in excess of $200.0 million in 2019.

On December 23, 2019, the Company received approval from the U.S. Food and Drug Administration (FDA) for the Company’s New Drug Application (NDA) for UBRELVY™ (ubrogepant) for the acute treatment of migraine with or without aura in adults. UBRELVY™ is a first-in-class oral calcitonin gene-related peptide (“CGRP”) receptor antagonist (gepant) for the treatment of migraine attacks once they start.

On January 27, 2020, in connection with the AbbVie Transaction, Allergan announced that it entered into a definitive agreement to divest Zenpep® and Viokace®. This agreement was made in conjunction with the ongoing regulatory approval process for the AbbVie Transaction. The closing of the divestitures of Zenpep® and Viokace® are contingent upon receipt of U.S. Federal Trade Commission approval, closing of the AbbVie Transaction and the satisfaction of other customary closing conditions.

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

Net revenues in our segments, including % of total net revenues, consisted of the following for the years ended December 31, 2019, 2018 and 2017 ($ in millions):

	Year Ended December 31, 2019		Year Ended December 31, 2018		Year Ended December 31, 2017
	Net Revenue	% of Total Net Revenue	Net Revenue	% of Total Net Revenue	Net Revenue	% of Total Net Revenue
US Specialized Therapeutics	$6,820.0	42.4%	$6,920.3	43.8%	$6,803.6	42.7%
US General Medicine	5,834.9	36.3%	5,322.9	33.7%	5,796.2	36.4%
International	3,402.0	21.1%	3,504.7	22.2%	3,319.5	20.8%
Other	32.0	0.2%	39.5	0.3%	21.4	0.1%
Total	$16,088.9	100.0%	$15,787.4	100.0%	$15,940.7	100.0%

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

As of December 31, 2019, we are developing a number of products, some of which utilize novel drug delivery systems, through a combination of internal and collaborative programs including but not limited to the following:

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

In addition to the projects listed in the table above, the Company continues to develop brazikumab, a gastrointestinal development project for indications of Crohn’s disease and ulcerative colitis. On January 27, 2020, in connection with the AbbVie Transaction, Allergan announced that it entered into a definitive agreement to divest brazikumab. This agreement was made in conjunction with the ongoing regulatory approval process for the AbbVie Transaction. AstraZeneca plc will acquire brazikumab, including global development and commercial rights.  The closing of the divestiture of brazikumab is contingent upon receipt of U.S. Federal Trade Commission and European Commission approval, closing of the AbbVie Transaction and the satisfaction of other customary closing conditions.

As of December 31, 2019, we conducted the majority of our branded drug delivery R&D activities in Irvine, California. We are presently developing a number of products through a combination of internal and collaborative programs.

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

Sales to certain of our customers within the U.S. and Canada accounted for 10% or more of our annual revenues during the past three years. The following table illustrates customers and the respective percentage of revenues which they comprised in each of the last three years:

Customer	2019	2018	2017
McKesson Corporation	25%	25%	23%
Cardinal Health, Inc.	24%	23%	19%
AmerisourceBergen Corporation	22%	22%	19%

Our significant customers comprise a large part of the distribution network for pharmaceutical products in North America. As a result, a small number of large wholesaler distributors control a significant share of the market for our products. No customer in a country outside the U.S. and Canada had 10% or more of global sales.

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

For the full-year 2019, our net price on U.S. products increased by an average 0.1 percent, and list price increases averaged 7.7 percent.  The difference between the net price decreases and the list price increases is due to higher rebates and discounts.

Manufacturing, Suppliers and Materials

As of December 31, 2019, we manufactured certain of our own finished products at our plants.  We also have development and manufacturing capabilities for raw material and active pharmaceutical ingredients (“API”) and intermediate ingredients to support our R&D internal product development efforts in our Campbell, California, Irvine, California and Liverpool, United Kingdom locations.

We have major manufacturing sites in:

Location	State / Country
Branchburg	New Jersey / USA
Campbell	California / USA
Cincinnati	Ohio / USA
Clonshaugh	Ireland
Dublin	California / USA
Galway	Ireland
Guarulhos	Brazil
Heredia	Costa Rica
Houston	Texas / USA
Liege	Belgium
Pringy	France
Waco	Texas / USA
Westport	Ireland

Our manufacturing operations are subject to extensive regulatory oversight and could be interrupted at any time. Refer to Legal Matters in “NOTE 26 — Commitments and Contingencies” in the accompanying “Notes to the Consolidated Financial Statements” in this document.

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

Patents and Proprietary Rights

We believe patent protection of our proprietary products is important to our products. Our success with our branded products will depend, in part, on our ability to obtain, and successfully defend if challenged, patent or other proprietary protection for such products. We currently have a number of U.S. and foreign patents issued or pending. However, the issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. Accordingly, our patents may not prevent other companies from developing similar or functionally equivalent products or from successfully challenging the validity of our patents. If our patent applications are not allowed or, even if allowed, if such patents are circumvented or not upheld in a court of law or in administrative proceedings, including oppositions, re-examinations or inter partes review (“IPR”), our ability to competitively market our patented products and technologies may be significantly reduced. Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by competitors, in which case our ability to commercially market these products may be diminished. From time to time, we may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market our products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially market such products may be inhibited or prevented. In addition, patents covering, for example, Actonel® (certain indications), Androderm®, Carafate®, Minastrin®, Estrace® Cream, Femhrt®, INFed®, Namenda® (IR), Pylera® and Rapaflo® products have expired and we have no further patent protection on these products.  Generic versions of our Minastrin® product entered the market during 2017 pursuant to settlement agreements previously entered into.  Generic versions of our Estrace® product entered the market in January 2018, generic versions of our Namenda XR® product entered the market in March 2018, generic versions of our Rapaflo® product entered the market in December 2018, and a generic version of our Carafate® product entered the market in December 2019.

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

Litigation alleging infringement of patents, trademarks, copyrights or other intellectual property rights may be costly and time consuming. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our Business — Third parties may claim that we infringe their proprietary rights and may prevent us from manufacturing and selling some of our products.” and Legal Matters in “NOTE 26 — Commitments and Contingencies” in the accompanying “Notes to the Consolidated Financial Statements” in this document.

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

Medical Devices

Medical devices are subject to regulation by the FDA, state agencies and foreign government health authorities. FDA regulations, as well as various U.S. federal and state laws, govern the development, clinical testing, manufacturing, labeling, record keeping and marketing of medical device products agencies in the United States.  Our medical device product candidates, including our breast implants, must undergo rigorous clinical testing and an extensive government regulatory clearance or approval process prior to sale in the United States and other countries. The lengthy process of clinical development and submissions for clearance or approval, and the continuing need for compliance with applicable laws and regulations, require the expenditure of substantial resources. Regulatory clearance or approval, when and if obtained, may be limited in scope, and may significantly limit the indicated uses for which a product may be marketed. Cleared or approved products and their manufacturers are subject to ongoing review, and discovery of previously unknown problems with products may result in restrictions on their manufacture, sale, and/or use or require their withdrawal from the market.

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

The ACA prescribed that the coverage gap phase of the Medicare Part D benefit be closed such that, by 2020, beneficiaries will pay co-insurance of 25% (or co-payment equivalents) of the cost of prescription drugs dispensed to them under their applicable Medicare Part D plans, until they reach the catastrophic phase of the Medicare Part D benefit. Beginning in 2011, brand drug manufacturers were required to provide a 50% discount on their drugs while beneficiaries are in the coverage gap; the Bipartisan Budget Act of 2018, however, increased this discount to 70% beginning in 2019. Additionally, beginning in 2013, the government and Medicare Part D plan sponsors began providing additional subsidies for brand name drugs bought by seniors who enter the coverage gap. The government/sponsor share originally was designed to provide a 25% discount in the cost of drugs by 2020, however the Bipartisan Budget Act of 2018 revised this percentage down to 5%.  Consequently, the combined industry discounts and government subsidies still will add up to 75% of brand name drug costs in 2020, however, pharmaceutical manufacturers are required to extend far greater discounts under this coverage gap program than originally was contemplated.

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

The ACA also expanded the government’s 340B drug discount program by adding new categories of covered entity types that are qualified to participate in the program and benefit from its deeply discounted drug pricing.  The ACA also obligated the Health Resources and Services Administration (HRSA), which administers the 340B program, to update the Pharmaceutical Pricing Agreement, which each manufacturer must sign to participate in the 340B program, to require each manufacturer to offer the 340B price to covered entities if the manufacturer makes its drugs available to any other purchaser at any price, and to report statutory ceiling prices for its drugs to the government.  HRSA issued this update in late 2016 and the Company subsequently signed and executed an amendment to our agreement.  In addition, on January 5, 2017, HRSA finalized regulations that, among other things, implement rules regarding civil monetary penalties for knowing and intentional overcharges of 340B covered entities by pharmaceutical manufacturers; after a series of regulatory delays, these rules became effective for transactions occurring on or after January 1, 2019.

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

Additionally, we may in the future -- as we have in the past -- receive requests for information, sometimes in the form of civil investigative demands or subpoenas, from the U.S. Federal Trade Commission (“FTC”) and the European Commission - Competition.  Any adverse outcome of these types of investigations or actions could have a material adverse effect on our business, results of operations, financial condition and cash flows. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our Business—Federal regulation of arrangements between manufacturers of branded and generic products could adversely affect our business.” Also refer to Legal Matters in “NOTE 26 — Commitments and Contingencies” in the accompanying “Notes to the Consolidated Financial Statements” in this document.

As part of the Medicare Prescription Drug and Modernization Act of 2003 (“MMA”), companies are required to file with the FTC and the Department of Justice certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of brand drugs. This requirement could affect the manner in which drug manufacturers resolve intellectual property litigation and other disputes with competitor pharmaceutical companies and could result generally in an increase in private-party litigation against pharmaceutical companies. The impact of this requirement, and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers, is uncertain and could adversely affect our business. For example, beginning in April 2013, private parties have filed lawsuits against us alleging that a settlement of a patent litigation between a subsidiary of the Company and potential generic competitor that had filed an Abbreviated New Drug Application (“ANDA”) for a generic version of Loestrin® is unlawful. Those lawsuits remain pending.  Refer to Legal Matters in “NOTE 26 — Commitments and Contingencies” in the accompanying “Notes to the Consolidated Financial Statements” in this document.

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

European Union

We encounter similar regulatory and legislative issues in most other countries, including countries that are members of the European Union (the “EU”). Pharmaceutical manufacturers are regulated in the EU by the European Medicines Agency (the “EMA”) and national health authorities. All manufacturers are required to submit medicinal products, including generic versions of previously approved products and new strengths, dosages and formulations of previously approved products, to the EMA and/or its member states for review and marketing authorization before such products are placed on the market in the EU.

Marketing authorizations are granted to applicants after the relevant health authority issues a positive assessment of quality, safety and efficacy of the product. In order to receive such assessment, applicants must submit applications, which must contain or reference the results of pre-clinical tests, pharmaceutical tests, and clinical trials with respect to originator products. All of these tests or trials must be conducted in accordance within European regulations and must allow the reviewing body to evaluate the quality, safety and efficacy of the medicinal product.

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

Medical device products that are marketed in the European Union must comply with the requirements of the Medical Device Directive (the “MDD”), as implemented in the national legislation of the European Union member states. The MDD, as implemented, provides for a regulatory regime with respect to the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices to ensure that medical devices marketed in the European Union are safe and effective for their intended uses. Medical devices that comply with the MDD, as implemented, are entitled to bear a Conformité Européenne (“CE”) marking evidencing such compliance and may be marketed in the European Union. Failure to comply with these domestic and international regulatory requirements could affect our ability to market and sell our products in these countries.  For example, following the non-renewal of our textured breast implant CE Mark licenses in Europe pending the request for additional information by LNE-GMED, the notified body responsible for certification of our breast implants, Allergan suspended sales of textured breast implants in Europe and withdrew the remaining textured breast implants then on the market in Europe in the fourth quarter of 2018. The MDD will be superseded by new legislation, the Medical Device Regulation (the “MDR”), which will come into effect in May 2020. The MDR will essentially operate in the same way as the MDD to ensure a harmonized approach in the European Union to ensuring the safety and performance of medical devices, and failure to comply with the MDR could affect our ability to market and sell our products in the European Union member states.

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

Employees

As of December 31, 2019, we had approximately 17,400 employees. Of our employees, approximately 2,400 were engaged to support R&D functions, 4,900 supported Cost of Goods Sold functions, 8,700 supported sales, marketing and distribution functions, and 1,400 supported administrative functions.

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

Risks Related to Our Business

The AbbVie Transaction is subject to customary closing conditions, including conditions related to required regulatory approvals, and may not be completed on a timely basis, or at all.

The completion of the AbbVie Transaction is subject to a number of customary conditions and there can be no assurance that the conditions to the closing of the AbbVie Transaction will be satisfied or waived (to the extent permitted by law).  The failure to satisfy the required conditions could delay the completion of the AbbVie Transaction for a significant period of time or prevent the completion from occurring at all.  These closing conditions include certain antitrust related approvals, including (i) that all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in connection with the AbbVie Transaction having expired or having been terminated, and termination or expiration of any agreement between Allergan and AbbVie, on the one hand, and the U.S. Federal Trade Commission or the Antitrust Division of the U.S. Department of Justice, on the other hand, not to consummate the AbbVie Transaction, (ii) all required clearances of any governmental entity having been obtained and remaining in full force and effect and all applicable waiting periods having expired, lapsed or been terminated (as appropriate), in each case in connection with the AbbVie Transaction, under the antitrust laws of the U.S., European Union, China, Brazil, Canada, Israel, Mexico, Japan, South Africa, South Korea, Turkey and the United Kingdom (only in the event of any exit by the United Kingdom from, or suspension or termination of its membership in, the European Union such that a United Kingdom governmental entity has jurisdiction to review the acquisition under antitrust laws) (each a “Required Antitrust Jurisdiction)”, (iii) to the extent (a) the AbbVie Transaction constitutes a concentration within the scope of Article 6(1)(c) of the Council EC Merger Regulation (EC) No. 139/2004 of 20 January 2004 on the control of concentrations between undertakings in respect of the AbbVie Transaction (the “EC Merger Regulation”) or otherwise is a concentration that is subject to the EC Merger Regulation, the European Commission having decided to allow the closing of the AbbVie Transaction, and (b) that all or part of the AbbVie Transaction is referred by the European Commission to the relevant authority of one or more member countries of the European Economic Area, such relevant authority(ies) (in the case of a partial referral in conjunction with a final decision of the European Commission) having issued a final decision or decisions which satisfies (or together satisfy) the prior clause (a).  The governmental agencies from which the parties are seeking certain approvals related to these conditions have broad discretion in administering the governing regulations.  As a condition to their approval of the AbbVie Transaction, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the combined company’s business after the closing. Such requirements, limitations, costs or restrictions could delay or prevent the consummation of the AbbVie Transaction or have a material adverse effect on the combined company’s business and results of operations.

In addition, the closing conditions include other legal and regulatory conditions, such as (i) the sanction by the Irish High Court of the AbbVie Transaction and registration of the court order with the Irish Registrar of Companies, (ii) the approval by the New York Stock Exchange of the listing of all of the shares of AbbVie common stock to be issued in connection with the AbbVie Transaction, and (iii) (a) no order, writ, decree, judgment or injunction (whether temporary or permanent) having been issued, promulgated, made, rendered or entered into by any court or other tribunal of competent jurisdiction, and (b) no law (excluding any antitrust law other than those of a Required Antitrust Jurisdiction) having been enacted, issued, promulgated, enforced or entered and continuing in effect and, in each case of clauses (a) and (b), that restrains, enjoins, makes illegal or otherwise prohibits the consummation of the AbbVie Transaction.  On September 11, 2019, Allergan received a letter on behalf of a purported shareholder alleging that Allergan violated the federal securities laws by issuing allegedly misleading disclosures in connection with the acquisition (the “Makowsky Demand”). Between September 20 and September 26, 2019, four shareholder class actions and one individual action were filed against Allergan and its board of directors (and in some cases AbbVie and its acquisition subsidiary), generally alleging that Allergan and its board of directors violated the federal securities laws by issuing allegedly misleading disclosures in the proxy statement in connection with the acquisition. The plaintiffs have since voluntarily dismissed their claims in 4 of the actions. The remaining lawsuit, captioned Swei v. Allergan plc, et al., 2-19-cv-18166 (the “Swei Action”), filed in the U.S. District Court for the District of New Jersey seeks among other things, to enjoin the consummation of the AbbVie Transaction. Allergan believes that the claims alleged in the Makowsky Demand and the Swei Action are without merit.  Allergan cannot predict the outcome of, or estimate the possible loss or range of loss from, these matters.

It is possible that additional lawsuits arising out of or relating to the AbbVie Transaction may be filed in the future. There can be no assurances that we will be successful in the outcome of any potential future lawsuits challenging the AbbVie Transaction. An adverse ruling in any such lawsuit may delay or prevent the AbbVie Transaction from being completed.

The AbbVie Transaction is also subject to other customary closing conditions, including: (i) the AbbVie Agreement not having been terminated in accordance with its terms, (ii) the accuracy of each party’s representations and warranties made in the AbbVie Agreement, subject to specified materiality standards, (iii) the absence of a material adverse effect with respect to each party since June 25, 2019 and (iv) the performance and compliance by each party of all of its obligations and compliance with all of its covenants under the AbbVie Agreement in all material respects.  There can be no assurance that the conditions to completion of the AbbVie Transaction will be satisfied or waived or that the AbbVie Transaction will be completed within the expected time frame, or at all.

Failure to consummate the AbbVie Transaction could negatively impact the share price and the future business and financial results of Allergan.

If the AbbVie Transaction is not consummated, the ongoing business of Allergan may be adversely affected and, without realizing any of the potential benefits of having consummated the AbbVie Transaction, Allergan will be subject to a number of risks, including the following:

•	Allergan will be required to pay certain costs and expenses relating to the AbbVie Transaction;
•

matters relating to the AbbVie Transaction (including integration planning) may require substantial commitments of time and resources by Allergan management, which could otherwise have been devoted to other opportunities that may have been beneficial to Allergan;

•

the AbbVie Agreement restricts Allergan, without AbbVie’s consent and subject to certain exceptions, from making certain acquisitions and taking other specified actions until the AbbVie Transaction occurs or the AbbVie Agreement terminates.  These restrictions may prevent Allergan from pursuing otherwise attractive business opportunities and making other changes to its business that may arise prior to completion of the AbbVie Transaction or termination of the AbbVie Agreement; and

•

Allergan could be subject to litigation related to any failure to consummate the AbbVie Transaction or related to any enforcement proceeding commenced against Allergan to perform its obligations under the AbbVie Agreement.

If the AbbVie Transaction is not consummated, these risks may materialize and may adversely affect Allergan’s business, financial results and share price.

The AbbVie Agreement contains provisions that limit Allergan’s ability to pursue alternatives to the AbbVie Transaction.

Under the AbbVie Agreement, Allergan is subject to certain restrictions on its ability to solicit alternative acquisition proposals from third parties, engage in discussion or negotiations with respect to such proposals or provide information in connection with such proposals.   These provisions could discourage a third party that may have an interest in acquiring all or a significant part of

Allergan from considering or proposing that acquisition, even if such third party were prepared to pay consideration with a higher value than the value of the AbbVie Transaction consideration.

While the AbbVie Transaction is pending, Allergan will be subject to business uncertainties related to its relationships with employees, customers and suppliers, which could adversely affect Allergan’s business and operations.

Uncertainty about the effect of the AbbVie Transaction on employees, customers and suppliers may have an adverse effect on Allergan.  These uncertainties may impair Allergan’s ability to attract, retain and motivate key personnel until the AbbVie Transaction is consummated and for a period of time thereafter, and could cause customers, suppliers and others who deal with Allergan to seek to change or terminate existing business relationships with Allergan.  Employee retention may be particularly challenging during the pendency of the AbbVie Transaction because employees may experience uncertainty about their future roles with the combined company.  If, despite Allergan’s retention efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, the combined company’s business could be harmed and its ability to realize the anticipated benefits of the AbbVie Transaction could be adversely affected.

While the AbbVie Transaction is pending, Allergan will be subject to contractual restrictions, which could adversely affect Allergan’s business and operations.

Under the terms of the AbbVie Agreement, Allergan is also subject to certain restrictions on the conduct of its business prior to completing the AbbVie Transaction, which may adversely affect its ability to execute certain of its business strategies, including the ability in certain cases to enter into contracts or incur capital expenditures to grow its business.  Such limitations could negatively affect Allergan’s businesses and operations prior to the completion of the AbbVie Transaction.  Furthermore, the process of planning to integrate two businesses and organizations for the post-AbbVie Transaction period can divert management attention and resources and could ultimately have an adverse effect on Allergan.

If completed, the AbbVie Transaction may not achieve its intended results.

Allergan and AbbVie entered into the AbbVie Agreement with the expectation that the AbbVie Transaction will result in various benefits, including, among other things, synergies at the combined company, a comprehensive product portfolio, diversified growth profile and broad geographic reach.  Achieving the anticipated benefits of the AbbVie Transaction is subject to a number of uncertainties, including whether the businesses of AbbVie and Allergan can be integrated in an efficient and effective manner.  Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect the combined company’s future business, financial condition, operating results and cash flows.

Allergan and AbbVie may be unable to successfully integrate their operations.  Failure to successfully integrate the businesses of Allergan and AbbVie in the expected timeframe may adversely affect the future results of the combined organization, and, consequently, the value of the shares of AbbVie common stock that our shareholders receive as the AbbVie Transaction consideration.

It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees, the disruption of each company’s ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect the combined company’s ability to achieve the anticipated benefits of the AbbVie Transaction.  The combined company’s results of operations could also be adversely affected by any issues attributable to either company’s operations that arise or are based on events or actions that occur prior to the completion of the AbbVie Transaction.  The companies may have difficulty addressing possible differences in corporate cultures and management philosophies.  The integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized or, if realized, the timing of their realization.

Allergan and AbbVie will continue to incur substantial transaction fees and costs in connection with the AbbVie Transaction.

Allergan and AbbVie have incurred, and expect to continue incur, a number of non-recurring transaction-related costs associated with completing the AbbVie Transaction, combining the operations of the two organizations and achieving desired synergies.  These fees and costs will be substantial.  Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, retention, severance, change in control and other integration-related costs, filing fees and printing costs.  Additional unanticipated costs may be incurred in the integration of the businesses of Allergan and AbbVie.  There can be no assurance that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction-related costs over time.  Thus, any net benefit may not be achieved in the near term, the long term or at all.

Following the AbbVie Transaction, the combined company will have a substantial amount of debt, which could adversely affect its business, financial condition or results of operations and prevent it from fulfilling its debt-related obligations.

Following the AbbVie Transaction, the combined company will have a substantial amount of debt.  The combined company’s substantial debt could adversely affect it in a number of ways including but not limited to making it more difficult for the combined company to satisfy its obligations with respect to its debt or to its trade or other creditors and requiring a substantial portion of the combined company’s cash flows from operations and the proceeds of any capital markets offerings or loan borrowings for the payment of interest on the combined company’s debt.  If the combined company cannot service its indebtedness, it may have to take actions such as selling assets, seeking additional debt or equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances.

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

We recorded direct product revenues of more than $500 million for the following pharmaceutical products:  Botox®, the Juvederm Collection, Linzess®/Constella®, Lumigan®/Ganfort®, Bystolic®/Byvalson®, Alphagan®/Combigan®, Lo Loestrin® and Restasis®.  Those products and revenues accounted for 58.4% of our total revenues in 2019. These products, as well as our other major products, may become subject to problems such as loss of patent protection (if applicable), changes in prescription growth rates, material product liability litigation, unexpected side effects, regulatory proceedings, publicity affecting doctor or patient confidence, pressure from existing or new competitive products or changes in labeling, or regulatory or legislative changes allowing importation of drugs or changing the pricing or reimbursement of drugs, and as a result of operations and financial condition could be materially adversely affected.

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

During the next few years, additional products of ours, including some of our large revenue drivers, like Bystolic®, Combigan®, Restasis®, Saphris® and Viibryd®, will lose patent protection and/or likely become subject to generic or other competition.  Generic versions of our Canasa® product entered the market in December 2018 pursuant to an agreement previously entered into and generic versions of our Rapaflo® product entered the market in December 2018 upon patent expiration.  Some of our products may also become subject to generic competition prior to the expiration of patent protection in the event a generic competitor elects to launch its generic equivalent product “at‑risk.”  For example, Sandoz launched “at risk” a generic version of Latisse® in December 2016; litigation concerning that launch is ongoing, and Sandoz continues to market its generic product. Competition from generic equivalents could result in a material impairment of our intangible assets or the acceleration of amortization on our non‑impaired intangible assets and may have a material adverse impact on our revenues, financial condition, results of operations and cash flows.

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

Our success with the branded products that we develop will depend, in part, on our ability to obtain patent protection for these products.  We currently have a number of U.S. and foreign patents issued and pending.  However, issuance of a patent is not conclusive evidence of its validity or enforceability.  We cannot be sure that we will receive patents for any of our pending patent applications or any patent applications we may file in the future, or that our issued patents will be upheld if challenged.  If our current and future patent applications are not approved or, if approved, our patents are not upheld in a court of law if challenged, it may reduce our ability to competitively utilize our patented products.  Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by our competitors, in which case our ability to commercially market these products may be diminished.  Patent disputes may be lengthy and a potential violator of our patents may bring a potentially infringing product to market during the dispute, subjecting us to competition and damages due to infringement of the competitor product.  Further, patents covering Androderm®, Carafate®, Estrace® Cream, Femhrt®, INFed®, Namenda® (IR), Pylera®, and Rapaflo® products have expired and we have no further patent protection on these products.  As a result, generic versions of our Estrace® Cream and Namenda XR® products entered the market in January and March 2018, respectively, generic versions of our Rapaflo® product entered the market in December 2018, and a generic version of our Carafate® product entered the market in December 2019.  During the next few years, additional products will lose patent protection and/or likely become subject to generic or other competition, including Bystolic®, Combigan®, Restasis®, Saphris® and Viibryd®.  Therefore, it is possible that a competitor may launch a generic version of any of these products at any time, which would result in a significant decline in that product’s revenue and profit.

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

Generic competitors to our branded products may also challenge the validity or enforceability of the patents protecting our products or otherwise seek to circumvent them. The Company also recently brought actions against certain manufacturers of generic drugs for infringement of several patents covering our Combigan®, Linzess®, Fetzima®, Saphris®, Viberzi® and Vraylar® products.  While we intend to vigorously defend these and other patents and pursue our legal rights, we can offer no assurance as to when the pending or any future litigation will be decided, whether such lawsuits will be successful or that a generic equivalent of one or more of our products will not be approved and enter the market.   In addition, patents covering our branded pharmaceutical products may be challenged in proceedings other than court proceedings, including IPR at the U.S. Patent Office.  In 2011, Congress amended the patent laws and created a new way to challenge the validity of patents:  the inter partes review.  IPR proceedings take place in the U.S. Patent Office and have both advantages and disadvantages when compared to district court proceedings.  Although IPR proceedings are limited to certain types of invalidity challenges, the U.S. Patent Office applies different standards that make it easier for challengers to invalidate patents.  Moreover, IPR proceedings generally take no more than 18 months, which means it is much faster than challenging a patent’s validity in a district court proceeding.  In addition, an IPR challenge can be mounted even after a patent has been upheld in court.

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

Like other pharmaceutical companies, in order to remain competitive, the Company must continue to launch new products. Expected declines in sales of products after the loss of market exclusivity mean that the Company’s future success is dependent on its pipeline of new products, including new products that, as part of its open science model, the Company obtains through acquisitions, licenses or collaborations. To accomplish this, the Company commits substantial effort, funds and other resources to the identification, acquisition or licensing of new products.  The Company may face competition from other companies in pursuing acquisitions, licenses or collaborations or may not be able to enter into such transactions on commercially reasonable terms.  Our ability to complete such transactions may also be limited by applicable antitrust and trade regulation or other laws and regulations in the United States and foreign jurisdictions in which we or the operations or assets we seek to acquire carry on business. Additionally, because we license significant intellectual property with respect to certain of our products, including Namzaric®, Linzess®, Teflaro®, Ubrelvy® and Viberzi® and Vraylar®, any loss or suspension of our rights to licensed intellectual property could materially adversely affect our business, financial condition, cash flows and results of operations.  Failure to successfully identify, acquire or license new products or maintain licenses to products or proprietary technologies once acquired would have a material adverse effect on the Company’s business, results of operations, cash flow, financial position and prospects.

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

Although we are refining and executing a global risk management framework designed to identify, prioritize, mitigate and continuously monitor potential risks to raw material suppliers, including mitigation strategies such as holding safety stock of raw materials and developing additional sources for sole- or single- sourced raw materials, there is no guarantee that these strategies will be successful and will be able to mitigate any material adverse effect on our business, results of operations, financial condition and cash flows.

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

Allergan relies on global trade channels to supply product to the United States and other countries around the world.   For example, manufacturing of Botox®, Bystolic® and Linzess® is exclusively performed in Ireland, and manufacturing of our Juvederm® dermal filler family of products is exclusively performed in France.  Global trade is subject to certain additional risks, including the availability of government clearances, export duties, political instability, war, acts of terrorism, currency fluctuations and restrictions on the transfer of funds.  For example, we obtain a significant portion of our raw materials from suppliers that are not in the same country as the manufacturing plant that uses them.  Arrangements with international raw material suppliers are subject to, among other things, FDA and other regulatory body regulation, customs clearances, various import duties and other government clearances, as well as potential shipping delays due to inclement weather, political instability, strikes, inter-governmental trade disputes or other matters outside of our control.  Acts of governments may affect the price or availability of raw materials needed for the development or manufacture of our products.  For example, the current U.S. administration has expressed strong concerns about imports from countries that it perceives as engaging in unfair trade practices, and it is possible the administration could impose import duties or other restrictions on products sourced from those countries, which may include countries from which we import products. Any such new import duties or restrictions could have a material adverse effect on our business, results of operations or financial condition. Moreover, these new tariffs, or other changes in U.S. trade policy, could trigger retaliatory actions by affected countries. Certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods and other foreign governments are considering the imposition of sanctions that will deny U.S. companies access to critical raw materials. A “trade war” of this nature or other governmental actions related to tariffs or international trade agreements or policies have the potential to adversely impact demand for our products, our costs, customers, manufacturers, suppliers and/or the economic environments in which we operate and, thus may adversely impact our businesses.  In addition, recent changes in patent laws in jurisdictions outside the U.S. may make it increasingly difficult to obtain raw materials for R&D prior to the expiration of the applicable U.S. or foreign patents.

The design, development, manufacture and sale of our products involves the risk of product liability and other claims by consumers and other third parties, and insurance against such potential claims is expensive and may be difficult to obtain.

The design, development, manufacture and sale of our products involves an inherent risk of product liability claims and the associated adverse publicity.  For example, the Company is subject to legal actions asserting product liability claims relating to certain uses of Botox®, including “off-label” uses, have caused patient injuries and death and have further failed to adequately warn patients of the risks relating to Botox® use.  From time to time reports related to the quality and safety of breast implant devices are published, including reports that have suggested a possible association between anaplastic large cell lymphoma and breast implants, and such reports may lead to an increased risk of litigation and/or of actions being taken by regulatory authorities, such as the National Agency for the Safety of Medicines and Health Products in France.  We regularly monitor the use of our products for trends or increases in reports of adverse events or product complaints, and regularly report such matters to the FDA and other regulatory authorities as applicable.  In some, but not all cases, an increase in adverse event reports may be an indication that there has been a change in a product’s specifications or efficacy.  Such changes could lead to a recall of the product in question or, in some cases, increases in product liability claims related to the product in question.  If the coverage limits for product liability insurance policies are not adequate or if certain of our products are excluded from coverage, a claim brought against us, whether covered by insurance or not, could have a material adverse effect on our business, results of operations, financial condition and cash flows.  We also rely on self‑insurance to cover product liability claims, and these claims may exceed amounts we have reserved under our self‑insurance program.

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

Our manufacturing and other processes utilize sophisticated equipment, which sometimes require a significant amount of time to obtain and install.  Our business could suffer if certain manufacturing or other equipment, or a portion or all of our facilities were to become inoperable for a period of time.  This could occur for various reasons, including catastrophic events such as earthquake, monsoon, hurricane or explosion, unexpected equipment failures or delays in obtaining spare parts, contamination by microorganisms or viruses, labor disputes or shortages, contractual disputes with our suppliers and contract manufacturers, as well as construction delays or defects and other events, both within and outside of our control.  Certain products, including Botox®, our Juvederm® dermal filler family of products, Linzess® and Bystolic®, are each manufactured at only one of the Allergan facilities.  Additionally, we expect to continue to rely on our third-party manufacturing partners, such as Teva for Carafate ®oral suspension, that utilize single manufacturing facilities.  Therefore, a significant disruptive event at certain manufacturing facilities or sites could materially and adversely affect our business and results of operations, as noted with our supply interruption with Ozurdex® in 2018. In the event of a disruption, we may need to build or locate replacement facilities as well as seek and obtain the necessary regulatory approvals for these facilities. Our inability to timely manufacture any of our significant products could have a material adverse effect on our results of operations, financial condition and cash flows.

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

We are subject to U.S. federal and state healthcare fraud and abuse and privacy and security laws, and the failure to comply with such laws may adversely affect our business.

In the United States, many of our products are reimbursed under federal and state health care programs such as Medicaid, Medicare, TriCare, and/or state pharmaceutical assistance programs, and as a result, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business.  We are subject to healthcare fraud and abuse and privacy regulations by both the federal government and the states in which we conduct our business.  The laws that may affect our ability to operate include, but are not limited to:  (i) the U.S. Anti‑Kickback Statute, which applies to our marketing and research practices, educational programs, pricing policies and relationships with healthcare providers or other entities, by prohibiting, among other things, soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, either the referral of an individual or the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs; (ii) federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third‑party payers that are false or fraudulent; (iii) the U.S. Health Insurance Portability and Accountability Act of 1996, (“HIPAA”), which among other things created federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters, and HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and its implementing regulations, which imposes certain requirements relating to the privacy, security and electronic transmission of protected health information and places restrictions on the use of such information for marketing communications; (iv) the U.S. Physician Payments Sunshine Act, which among other things, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under a federal healthcare program to report annually information related to “payments or other transfers of value” made to physicians and teaching hospitals, and ownership and investment interests held by certain healthcare professionals and their immediate family members and similar state laws; (v) the government pricing rules applicable to the Medicaid, Medicare Part B, 340B Drug Pricing Program, the U.S. Department of Veterans Affairs program, the TriCare program, and state price reporting laws; and (vi) state and foreign law equivalents of each of the above U.S. laws, such as anti‑kickback and false claims laws which may apply to items or services reimbursed by any third‑party payer, including commercial insurers, and state (e.g., the California Consumer Privacy Act of 2018 or “CCPA”) and foreign laws (e.g., the EU General Data Protection Regulation or “GDPR”) governing the privacy and security of personal information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.  Violations of the fraud and abuse and privacy laws may result in severe penalties against Allergan and/or its responsible employees, including jail sentences, large fines, litigation, and the exclusion of our products from reimbursement under federal and state programs.  Defense of litigation claims and government investigations can be costly, time‑consuming, and distract management, and it is possible that Allergan could incur judgments or enter into settlements that would require us to change the way we operate our business.  We are committed to conducting the sales and marketing of our products in compliance with the healthcare fraud and abuse and privacy laws, but certain applicable laws may impose liability even in the absence of specific intent to defraud or misuse personal information.  Furthermore, should there be ambiguity, a governmental authority may take a position contrary to a position we have taken, or should an employee violate these laws without our knowledge, a governmental authority may impose civil and/or criminal sanctions.

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

The Company is also currently responding to subpoenas seeking information relating to its sales and marketing activities, including payments to people who are in a position to recommend drugs and “off‑label” promotion and the Company is defending litigations based on similar allegations.  Refer to Legal Matters in “NOTE 26 — Commitments and Contingencies” in the accompanying “Notes to the Consolidated Financial Statements” for more information.  We cannot predict or determine the impact of these inquiries on our future financial condition or results of operations.  These investigations and any other threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could be used productively on other aspects of our business.

Additionally, the Company has been named as a defendant in over 1,000 matters relating to the promotion and sale of prescription opioid pain relievers and additional suits may be filed. Refer to Legal Matters in “NOTE 26 — Commitments and Contingencies” in the accompanying “Notes to the Consolidated Financial Statements” for more information.  We cannot predict or determine the impact of these suits on our future financial condition or results of operations.  These suits and any other threatened or actual suits could also generate adverse publicity and require that we devote substantial resources that could be used productively on other aspects of our business.

Any of these types of investigations, suits, or enforcement actions could affect our ability to commercially distribute our products and could materially and adversely affect our business, financial condition, results of operations and cash flows.

Changes in privacy and data protection laws and regulations, particularly in Europe, Asia and the United States, or any failure to comply with such laws and regulations, could adversely affect our business and financial results.

We are subject to a variety of continuously evolving and developing laws and regulations globally regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. Significant uncertainty exists as privacy and data protection laws may be interpreted and applied differently from country to country and state to state, and could create inconsistent or conflicting requirements. These laws apply to our uses of personal data, transfers of information among our affiliates, as well as to transactions we enter into with third party vendors. For example, the European Union adopted the GDPR, which became effective in May 2018, and California has enacted the CCPA, a broad state privacy law, that mandates compliance by 2020.  Both the GDPR and the CCPA require companies to satisfy requirements regarding the handling of personal and sensitive data, including its use, protection and the ability of persons whose data is stored to access and/or delete some types of data about themselves. Failure to comply with these laws could have a material adverse impact on our financial results. Additionally, complying with the enhanced obligations imposed by the GDPR and CCPA may result in significant costs to our business and require us to revise certain of our business practices. In addition, legislators and regulators globally are proposing new and more robust cybersecurity rules in light of the recent broad-based cyberattacks at a number of companies.

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

As part of the Medicare Prescription Drug and Modernization Act of 2003, companies are required to file with the FTC and the Department of Justice certain types of agreements entered into between branded and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of branded drugs.  This requirement, as well as legislation pending in the U.S. Congress related to settlements between brand and generic drug manufacturers, could affect the manner in which brand drug manufacturers resolve intellectual property litigation and other disputes with generic pharmaceutical companies and could result generally in an increase or lengthening of litigation against pharmaceutical companies or additional investigations or proceedings by the FTC or other governmental authorities.  The impact of this requirement, the pending legislation and the potential private‑party lawsuits associated with arrangements between brand and generic drug manufacturers, is uncertain and could adversely affect our business.  For example, in April 2013, class actions were filed against certain subsidiaries of the Company alleging that certain 2009 patent lawsuit settlements with Watson Laboratories, Inc. and Lupin Pharmaceuticals, Inc. related to Loestrin® 24 Fe (norethindrone acetate/ethinyl estradiol tablets and ferrous fumarate tablets, “Loestrin® 24”) are unlawful.  The complaints generally allege that Watson and Lupin improperly delayed launching generic versions of Loestrin® 24 in exchange for substantial payments from Warner Chilcott plc in violation of federal and state antitrust and consumer protection laws.  In the past, similar lawsuits have been filed against the Company challenging the lawfulness of patent litigation settlements related to Asacol® and Namenda®, and we have also received requests for information and Statements of Objection in connection with investigations into settlements and other arrangements between competing pharmaceutical companies by the Federal Trade Commission and the European Competition Commission.  While each of the lawsuits discussed in this section have been resolved, additional suits of this nature could be filed in the future.    Any adverse outcome of these investigations, or actions or investigations related to other settlements we have entered into, could have a material adverse effect on our business, results of operations, financial condition and cash flows.  Refer to Legal Matters in “NOTE 26 — Commitments and Contingencies” in the accompanying “Notes to the Consolidated Financial Statements.”

Healthcare reform and a reduction in the coverage and reimbursement levels by governmental authorities, HMOs, MCOs or other third‑party payers may adversely affect our business.

Demand for our products depends in part on the extent to which coverage and reimbursement is available from third‑party payers, such as the Medicare and Medicaid programs and private payors.  In order to commercialize our products, we have obtained from government authorities and private health insurers and other organizations, such as HMOs and MCOs, recognition for coverage and reimbursement at varying levels for the cost of certain of our products and related treatments.  Third‑party payers and government entities increasingly continue to challenge the prices of pharmaceutical products.  Further, the trend toward managed healthcare in the U.S., the growth of organizations such as HMOs and MCOs, and legislative and regulatory proposals to reform healthcare and government insurance programs create uncertainties regarding the future levels of coverage and reimbursement for pharmaceutical products.  For example, the Trump Administration is considering a proposed rule that would redefine the way Medicare Part B providers are paid for physician-administered drugs (to be based, in part, on international reference pricing).  Such cost containment measures and healthcare reform could reduce reimbursement of our pharmaceutical products, resulting in lower prices and a reduction in the product demand.  This could affect our ability to sell our products and could have a material adverse effect on our business, results of operations, financial condition and cash flows.  Moreover, the Senate and House have considered a number of proposals that would change the way prices are reported in the Medicare and Medicaid programs, could seek to change the Medicare benefit design, could require price transparency, and could impose new rebate requirements on manufacturers of pharmaceutical products.  Enactment of any of these proposals also could have a material impact on our business.

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

Although the ACA reforms have significantly impacted our business, in the coming years, it is likely that additional changes will be made to governmental healthcare and insurance reimbursement programs. On January 20, 2017, President Donald Trump signed an executive order, which stated that it is the policy of his Administration to seek the prompt repeal of the ACA and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the ACA to the maximum extent permitted by law.  In addition, a federal district court in Texas ruled in December 2018 that the ACA is unconstitutional.  That decision currently is being appealed and was remanded to the federal district court by the Fifth Circuit Court of Appeals.  The decision may ultimately result in an opinion by appellate courts, including potentially the Supreme Court of the United States, on the constitutionality of the ACA as revised.  We cannot predict the ultimate content, timing, or effect of any such reform activities, litigation, or court decisions on our business.  Additionally, the pricing and reimbursement of pharmaceutical products continues to receive significant attention from U.S. policymakers, the Trump Administration, and others. For example, the Trump Administration recently issued a proposed rule that would allow for importation of certain pharmaceutical products from Canada, which could have an impact on drug prices in the U.S.  At this time, we cannot predict the impact of this increased scrutiny on the pricing or reimbursement of our products or pharmaceutical products generally.

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

In the past, clinical trials, government, regulatory or other supervisory review and/or post‑marketing surveillance of certain marketed drugs of the Company and of competitors within the industry have raised concerns that have led to recalls, withdrawals or adverse labeling of marketed products, including the recent recall of our BIOCELL textured breast implants.  If previously unknown side effects are discovered or if there is an increase in negative publicity regarding known side effects of any of our products, it could significantly reduce demand for the product or require us to take actions that could negatively affect sales, including removing the product from the market, restricting its distribution or applying for labeling changes.

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

We have made substantial investments in joint ventures and other collaborations, including our collaborations for Linzess®, our biosimilars developed with Amgen, and LCA10, and may use these and other methods to develop or commercialize products in the future.  These arrangements typically involve other pharmaceutical companies as partners that may be competitors of ours in certain markets.  In many instances, we will not control these joint ventures or collaborations or the commercial exploitation of the licensed products, and cannot assure you that these ventures will be profitable.  Joint venture or collaboration agreements may place limitations or restrictions on marketing our products.  Any such marketing restrictions could affect future revenues and have a material adverse effect on our operations.  Our results of operations may suffer if existing joint venture or collaboration partners withdraw, or if these products are not timely developed, approved or successfully commercialized and we cannot guarantee the successful outcome of such efforts, nor that they will result in any intellectual property rights or products that inure to our benefit.

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

We face risks related to health epidemics and other outbreaks, which could significantly disrupt our operations and/or business.

Our business could be adversely impacted by the effects of the Coronavirus or other epidemics.  Currently, we are susceptible to risks to our manufacturing and production from the outbreak of the Coronavirus in China.  Parts of our direct and indirect supply chain are in China, and are accordingly subject to disruption or product contamination.  For instance, certain raw materials (including API, other chemicals, packaging components, and electronic components) used in the manufacture of certain of our commercial products  including Ubrelvy and Coolsculpting, and for certain of our products currently in development, are manufactured in China.  Additionally, our net revenues for China in 2019 were $306.9 million, and our results of operations could be adversely affected to the extent that Coronavirus or any other epidemic harms our commercial business in China or the Chinese economy in general.  A health epidemic or other outbreak, including the current Coronavirus outbreak, may materially and adversely affect our business, financial condition and results of operations.

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

If we are unable to meet our debt service obligations and other financial obligations such as planned dividends, we could be forced to restructure or refinance our indebtedness and other financial transactions, seek additional equity capital or sell our assets.  We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms, if at all.  Any refinancing of our indebtedness could be at significantly higher interest rates, and/or incur significant transaction fees.  Refer to “NOTE 18 — Long-Term Debt” for a detailed discussion of our outstanding indebtedness.

Significant balances of intangible assets, including product rights and goodwill acquired, are subject to impairment testing and may result in impairment charges, which will adversely affect our results of operations and financial condition.

A significant amount of our total assets is related to acquired intangibles and goodwill.  As of December 31, 2019, the carrying value of our product rights and other intangible assets was $37,890.6 million and the carrying value of our goodwill was $42,248.3 million.

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

Goodwill and our IPR&D intangible assets are tested for impairment annually, or when events occur or circumstances change that could potentially reduce the fair value of the reporting unit or intangible asset.  Impairment testing compares the fair value of the reporting unit or intangible asset to its carrying amount.  A goodwill or IPR&D impairment, if any, would be recorded in operating income and could have a material adverse effect on our results of operations and financial condition.  For example, Allergan recorded $3,552.8 million of goodwill impairments relating to its General Medicine Reporting Unit in the twelve months ended December 31, 2019.

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

The United Kingdom’s departure from the European Union could adversely affect our business and financial results.

The United Kingdom held a referendum on June 23, 2016 in which a majority of voters voted to exit the European Union (“Brexit”) and on March 29, 2017, the United Kingdom submitted a formal notification of its intention to withdraw from the European Union pursuant to Article 50 of the Treaty of Lisbon. As a result, the United Kingdom ceased to be a member state of the European Union on January 31, 2020 and will lose access to the European Union single market and to European Union trade deals negotiated with other jurisdictions after the end of the transition period on December 31, 2020.  The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets more permanently. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the euro. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. Any of these effects of Brexit, and others we cannot anticipate, could negatively affect our business and financial results.

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

An Irish court will also refuse to recognize or enforce a foreign judgment obtained by fraud, or if to enforce the judgment would violate Irish public policy or breach natural or constitutional justice.  Further, an Irish court may not recognize or enforce a judgment that is irreconcilable with an earlier judgment, and may stay recognition and enforcement proceedings, if concurrent proceedings are in being elsewhere. Further, as a matter of public policy, an Irish Court will not recognize or enforce foreign revenue, penal or other public laws, either directly or through the recognition and enforcement of a foreign judgment. Judgments of U.S. courts of liabilities predicated upon U.S. federal securities laws may not be recognized or enforced by Irish courts if deemed to be contrary to public policy in Ireland.  An Irish court may also refuse to enforce a foreign judgment if there is no practical benefit to the party in whose favor the judgment is made in seeking to have that judgment enforced in Ireland.

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

Irish capital acquisitions tax (“CAT”) could apply to a gift or inheritance of ordinary shares, irrespective of the place of residence, ordinary residence or domicile of the parties.  This is because Company Ordinary Shares are regarded as property situated in Ireland.  The person who receives the gift or inheritance has primary liability for CAT.  Gifts and inheritances passing between spouses are exempt from CAT.  Children have a tax-free threshold of €335,000 in respect of taxable gifts or inheritances received from their parents.  Certain other tax-free thresholds may also apply.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2.	PROPERTIES

We conduct our operations using a combination of owned and leased properties.

Our owned and leased properties consist of facilities used for R&D, manufacturing, distribution (including warehousing and storage), sales and marketing and administrative functions and relate to our US Specialized Therapeutics, US General Medicine and International segments. The following table provides a summary of locations for our significant owned and leased properties as of December 31, 2019:

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

We believe that we have sufficient facilities to conduct our operations during 2020. However, we continue to evaluate the purchase or lease of additional properties, or the consolidation of existing properties, as our business requires.

ITEM 3.	LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to Legal Matters in “NOTE 26 — Commitments and Contingencies” in the accompanying “Notes to the Consolidated Financial Statements” in this Annual Report.

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

Market for Registrant’s Common Equity

Allergan plc Ordinary Shares are traded on the New York Stock Exchange under the symbol “AGN.” The following table sets forth the quarterly high and low closing share trading price information for the periods indicated:

Year Ended December 31, 2019	High	Low
First	$160.79	$132.09
Second	$167.43	$115.73
Third	$169.61	$156.34
Fourth	$191.58	$165.40

Year Ended December 31, 2018	High	Low
First	$188.15	$144.02
Second	$175.19	$143.80
Third	$192.51	$167.21
Fourth	$193.46	$129.82

As of February 12, 2020, there were approximately 2,977 registered holders of Allergan plc’s Ordinary Shares.

We have paid cash dividends on ordinary shares quarterly beginning with the 2017 fiscal year.

In the first quarter of 2018, the Company paid a quarterly dividend on shares of its mandatory convertible preferred shares, which were converted to ordinary shares on March 1, 2018.

Warner Chilcott Limited is a wholly-owned subsidiary of Allergan and has no publicly traded equity securities.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2019, we repurchased 34,172 of Allergan plc’s Ordinary Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and directors.

On January 29, 2019, the Company announced that its Board of Directors approved a separate $2.0 billion share repurchase program. As of December 31, 2019 the Company has not repurchased any shares under this program.

The Company’s Board of Directors previously approved a $2.0 billion share repurchase program in July 2018 (the “2018 Program”).  As of December 31, 2019, the Company had completed the 2018 Program, repurchasing 12.5 million shares, including 5.3 million shares (or $0.8 billion of shares) in the year ended December 31, 2019.

In September 2017, the Company’s Board of Directors approved a $2.0 billion share repurchase program.  As of December 31, 2017, the Company had repurchased $450.0 million, or 2.6 million shares under the program.  The Company completed the share repurchase program in 2018, repurchasing $1.54 billion or 9.6 million shares.

Period	Total Number of Shares Purchased	Total Number of Shares Purchased to Satisfy Tax Withholdings	Average Price Paid per Share	Total Number of Shares Purchased as Part of Share Repurchase Program	Average Price Paid per Share as Part of Share Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program ($ in millions)
October 1 - 31, 2019	1,875	1,875	$166.33	-	$-	$2,000.0
November 1 - 30, 2019	9,315	9,315	$178.95	-	$-	$2,000.0
December 1 - 31, 2019	22,982	22,982	$191.20	-	$-	$2,000.0
October 1 - December 31, 2019	34,172	34,172	$186.50	-	$-

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under equity compensation plans, refer to “ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” and “NOTE 21 — Shareholders’ Equity” in the accompanying “Notes to the Consolidated Financial Statements” in this Annual Report.

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

The following graph compares the cumulative 5-year total return of holders of Allergan plc’s Ordinary Shares (formerly Class A common shares of Actavis plc) with the cumulative total returns of the S&P 500 index and the Dow Jones U.S. Pharmaceuticals index. The graph tracks the performance of a $100 investment in our Ordinary Shares and in each of the indexes (with reinvestment of all dividends, if any) on December 31, 2014 with relative performance tracked through December 31, 2019.

	12/14	12/15	12/16	12/17	12/18	12/19
Allergan plc	$100.00	$121.40	$81.59	$64.38	$53.52	$78.05
S&P 500	$100.00	$101.38	$113.51	$138.29	$132.23	$173.86
Dow Jones US Pharmaceuticals	$100.00	$106.21	$103.90	$116.41	$126.16	$145.72

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data. The selected consolidated financial data as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018, and 2017 presented in this table have been derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report. The selected consolidated financial data as of December 31, 2017, 2016, and 2015 and for the years ended December 31, 2016 and 2015 presented in this table are derived from our audited consolidated financial statements and related notes which are not included in this Annual Report.

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

ALLERGAN PLC

FINANCIAL HIGHLIGHTS

($ in millions, except per share amounts)

	Years Ended December 31,
	2019(1)(2)	2018(3)(4)(5)	2017(6)(7)(8)(9)	2016(10)(11)(12)(13)(14)	2015(15)(16)
Operating Highlights:
Net revenues	$16,088.9	$15,787.4	$15,940.7	$14,570.6	$12,688.1
Net (loss) from continuing operations, net of tax	(5,265.1)	(5,086.2)	(3,716.0)	(935.00)	(2,941.6)
Net (loss) / income attributable to ordinary shareholders	(5,271.0)	(5,142.8)	(4,403.9)	14,695.00	3,683.2
Basic (loss) / earnings per share from continuing operations	$(16.02)	$(15.26)	$(11.99)	$(3.17)	$(8.64)
Diluted (loss) / earnings per share from continuing operations	$(16.02)	$(15.26)	$(11.99)	$(3.17)	$(8.64)
Basic (loss) / earnings per share	$(16.02)	$(15.26)	$(13.19)	$38.18	$10.01
Diluted (loss) / earnings per share	$(16.02)	$(15.26)	$(13.19)	$38.18	$10.01
Weighted average ordinary shares outstanding:
Basic	329.0	337.0	333.8	384.9	367.8
Diluted	329.0	337.0	333.8	384.9	367.8

	At December 31,
	2019(1)(2)	2018(3)(4)(5)	2017(6)(7)(8)(9)	2016(10)(11)(12)(13)(14)	2015(15)(16)
Balance Sheet Highlights:
Total assets	$94,699.1	$101,787.6	$118,341.9	$128,986.3	$135,583.3
Total debt and capital leases	22,649.0	23,797.7	30,075.3	32,768.7	42,530.4
Total equity	58,196.4	65,131.0	73,837.1	76,200.5	76,589.3

(1)

In the year ended December 31, 2019, the Company recorded goodwill impairment charges relating to its General Medicine Reporting Unit of $3.6 billion, impairments of currently marketed intangible assets of $314.0 million and IPR&D  assets of $436.0 million.

(2)	In the year ended December 31, 2019, the Company repurchased $800.0 million or 5,330,248 shares as a result of the Company’s share repurchase program.
(3)

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

(4)

On September 20, 2018, the Company completed the sale of five medical dermatology products in the U.S. to Almirall, S.A.  As part of the sale, the Company received cash consideration of $550.0 million and recorded a net gain of $129.6 million included as a component of “other income / (expense), net”.

(5)	In the year ended December 31, 2018, the Company repurchased $2.74 billion or 16,772,162 shares as a result of the Company’s share repurchase programs.
(6)	On April 28, 2017, Allergan plc completed the Zeltiq Acquisition for $2.4 billion through which it acquired Zeltiq’s body contouring business.

(7)	On February 1, 2017, Allergan plc completed the LifeCell Acquisition for $2.9 billion through which it acquired LifeCell’s regenerative medicines business.
(8)

In the year ended December 31, 2017, the Company recognized intangible impairments including, but not limited to, $3,230.0 million related to Restasis®, $170.0 million related to Dry Eye IPR&D assets, and $646.0 million related to Aczone®.

(9)	In the year ended December 31, 2017, the Company retired 6,822,394 shares as a result of the Company’s share buyback programs.
(10)	On November 1, 2016, Allergan plc completed the Tobira Acquisition. The acquisition increased the Company’s intangible assets with the addition of Cenicriviroc.
(11)	On October 25, 2016, Allergan plc completed the Vitae Acquisition. The acquisition increased the Company’s intangible assets with the addition of RORyt.
(12)	In the year ended December 31, 2016, the Company retired 61,620,459 shares as a result of the Company’s $15.0 billion share buyback programs.
(13)	On October 3, 2016, we completed the divestiture of the Anda Distribution business to Teva for $0.5 billion.
(14)	On August 2, 2016, Teva acquired our global generics business for $38.3 billion of cash and Teva shares.
(15)	On October 1, 2015, Allergan plc completed the acquisition of Kythera Biopharmaceuticals, Inc. The acquisition increased the Company’s intangible assets with the addition of Kybella® / Belkyra®.
(16)	On March 17, 2015, Allergan plc completed the acquisition of Allergan, Inc. (“Legacy Allergan”) for approximately $77.0 billion (the “Allergan Acquisition”).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE SUMMARY

Overview

Allergan plc is a global pharmaceutical leader. Allergan is focused on developing, manufacturing and commercializing branded pharmaceutical, device, biologic, surgical and regenerative medicine products for patients around the world.  Allergan markets a portfolio of leading brands and best-in-class products primarily focused on four key therapeutic areas including medical aesthetics, eye care, central nervous system and gastroenterology.  As a part of its approach to deliver innovation for better patient care, Allergan has built one of the broadest pharmaceutical and device research and development pipelines in the industry.  The Company has operations in more than 100 countries.  Warner Chilcott Limited is an indirect wholly-owned subsidiary of Allergan plc and has the same principal business activities.

Significant Business Developments

Refer to the Business Development section in ITEM 1. BUSINESS for the significant transactions that were completed or announced in the years ended December 31, 2019, 2018 and 2017.

Transaction Agreement with AbbVie Inc.

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

On October 25, 2019, in connection with the AbbVie Transaction, AbbVie commenced offers to exchange all Allergan Senior Notes issued by Allergan and maturing from September 15, 2020 through March 15, 2045 for up to approximately $19.6 billion aggregate principal amount of new notes to be issued by AbbVie and cash.  In conjunction with the exchange offer, AbbVie solicited and obtained consents from eligible holders of the Allergan Senior Notes to amend each of the indentures governing the Allergan Senior Notes to eliminate substantially all of the restrictive covenants in such indentures and eliminate any guarantees of the related Allergan Senior Notes. Consummation of  the exchange offer is conditioned upon, among other things, the closing of the AbbVie Transaction.  The exchange offers are expected to close, and such amendments are expected to become operative, on or about the closing date of the AbbVie Transaction.

On January 27, 2020, in connection with the AbbVie Transaction, Allergan announced that it entered into definitive agreements to divest (a) brazikumab, an IL-23 inhibitor currently being evaluated in a phase IIb/III study as a potential treatment for Crohn’s Disease and in a phase II study for ulcerative colitis, and (b) Zenpep®, a product approved for treating exocrine pancreatic insufficiency due to cystic fibrosis and other conditions, and Viokace®, another pancreatic enzyme preparation. These agreements were made in conjunction with the ongoing regulatory approval process for the AbbVie Transaction. AstraZeneca plc will acquire brazikumab, including global development and commercial rights.  Nestle SA will acquire Zenpep® and Viokace®.  The closing of the divestiture of brazikumab is contingent upon receipt of U.S. Federal Trade Commission and European Commission approval, the closing of the divestitures of Zenpep® and Viokace® is contingent upon receipt of of U.S. Federal Trade Commission approval, and closings of both divestitures are contingent upon the closing of the AbbVie Transaction and the satisfaction of other customary closing conditions.

Segments

The Company’s businesses are organized into the following segments: US Specialized Therapeutics, US General Medicine and International. In addition, certain revenues and shared costs, and the results of corporate initiatives, are managed outside of the three segments.  During the second quarter of 2019, the Company changed the operational and management structure for its in-development calcitonin gene-related peptide (“CGRP”) receptors, Ubrogepant and Atogepant.  These development products were previously reported within the US Specialized Therapeutics segment and have been transferred to the US General Medicine segment to align these development products with the management structure and reporting.  There were no revenues and cost of sales related to these products in the prior periods and any selling and marketing expenses and general and administrative expenses were de minimis and therefore it was not necessary to recast prior periods.

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

Operating Results for the Years Ended December 31, 2019, 2018 and 2017

Results of operations, including segment net revenues, segment operating expenses and segment contribution consisted of the following for the years ended December 31, 2019, 2018 and 2017 ($ in millions):

	Year Ended December 31, 2019
	US Specialized	US General
	Therapeutics	Medicine	International	Total
Net revenues	$6,820.0	$5,834.9	$3,402.0	$16,056.9

Operating expenses:
Cost of sales(1)	578.2	954.8	548.3	2,081.3
Selling and marketing	1,490.4	978.2	934.7	3,403.3
General and administrative	190.1	160.7	117.0	467.8
Segment contribution	$4,561.3	$3,741.2	$1,802.0	$10,104.5
Contribution margin	66.9%	64.1%	53.0%	62.9%
Corporate(2)				2,452.2
Research and development				1,812.0
Amortization				5,856.6
Goodwill impairments				3,552.8
In-process research and development impairments				436.0
Asset sales and impairments, net				440.2
Operating (loss)				$(4,445.3)
Operating margin				(27.7)%

(1) Excludes amortization and impairment of acquired intangibles including products rights, as well as indirect cost of sales not attributable to segment results.
(2) Corporate includes net revenues of $32.0 million.

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

On July 24, 2019, the Company announced a voluntary worldwide recall of BIOCELL® textured breast implants and tissue expanders as a precaution following notification of recently updated global safety information concerning the uncommon incidence of breast implant-associated anaplastic large cell lymphoma (BIA-ALCL) provided by the U.S. Food and Drug Administration (“FDA”). In connection with the voluntary recall, the Company recorded an unfavorable adjustment to operating income of $118.0 million. Of this amount, $37.9 million related to estimated customer returns of product previously sold and was recorded as a reduction of net revenues, $68.1 million related to write-offs of inventory and other costs and was recorded in cost of sales, and $12.0 million related to the estimated penalties and costs to undertake the voluntary recall was recorded in selling, general and administrative expense.

No country outside of the United States represents ten percent or more of net revenues. The US Specialized Therapeutics and US General Medicine segments are comprised solely of sales within the United States.

US Specialized Therapeutics Segment

The following table presents top product sales and net contribution for the US Specialized Therapeutics segment for the years ended December 31, 2019, 2018 and 2017 ($ in millions):

	Years Ended December 31,			2019 vs 2018		2018 vs 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
Total Eye Care	$2,182.4	$2,235.7	$2,460.2	$(53.3)	(2.4)%	$(224.5)	(9.1)%
Restasis®	1,138.4	1,197.0	1,412.3	(58.6)	(4.9)%	(215.3)	(15.2)%
Alphagan®/Combigan®	360.0	375.4	377.3	(15.4)	(4.1)%	(1.9)	(0.5)%
Lumigan®/Ganfort®	269.2	291.8	317.5	(22.6)	(7.7)%	(25.7)	(8.1)%
Eye Drops	230.4	202.7	199.5	27.7	13.7%	3.2	1.6%
Ozurdex®	125.5	111.0	98.4	14.5	13.1%	12.6	12.8%
Other Eye Care	58.9	57.8	55.2	1.1	1.9%	2.6	4.7%
Total Medical Aesthetics	2,772.0	2,774.6	2,449.2	(2.6)	(0.1)%	325.4	13.3%
Facial Aesthetics	1,606.2	1,487.3	1,362.8	118.9	8.0%	124.5	9.1%
Botox® Cosmetics	991.3	907.3	812.2	84.0	9.3%	95.1	11.7%
Juvederm® Collection	587.5	548.2	501.1	39.3	7.2%	47.1	9.4%
Kybella®	27.4	31.8	49.5	(4.4)	(13.8)%	(17.7)	(35.8)%
Plastic Surgery	254.4	263.0	242.6	(8.6)	(3.3)%	20.4	8.4%
Breast Implants	254.4	263.0	242.6	(8.6)	(3.3)%	20.4	8.4%
Regenerative Medicine	505.3	523.9	433.9	(18.6)	(3.6)%	90.0	20.7%
Alloderm®	395.9	407.3	321.2	(11.4)	(2.8)%	86.1	26.8%
Other Regenerative Medicine	109.4	116.6	112.7	(7.2)	(6.2)%	3.9	3.5%
Body Contouring	248.1	361.6	256.7	(113.5)	(31.4)%	104.9	40.9%
Coolsculpting ® Consumables	185.3	235.3	150.1	(50.0)	(21.2)%	85.2	56.8%
Coolsculpting ® Systems & Add On Applicators	62.8	126.3	106.6	(63.5)	(50.3)%	19.7	18.5%
Skin Care (3)	158.0	138.8	153.2	19.2	13.8%	(14.4)	(9.4)%
Total Medical Dermatology	44.0	115.5	273.6	(71.5)	(61.9)%	(158.1)	(57.8)%
Aczone®	9.3	55.1	166.3	(45.8)	(83.1)%	(111.2)	(66.9)%
Other Medical Dermatology(4)	34.7	60.4	107.3	(25.7)	(42.5)%	(46.9)	(43.7)%
Total Neuroscience and Urology	1,762.7	1,720.4	1,550.3	42.3	2.5%	170.1	11.0%
Botox® Therapeutics	1,739.2	1,638.5	1,442.2	100.7	6.1%	196.3	13.6%
Rapaflo®	23.5	81.9	108.1	(58.4)	(71.3)%	(26.2)	(24.2)%
Other revenues	58.9	74.1	70.3	(15.2)	(20.5)%	3.8	5.4%
Net revenues	$6,820.0	$6,920.3	$6,803.6	$(100.3)	(1.4)%	$116.7	1.7%
Operating expenses:
Cost of sales(1)	578.2	565.2	495.4	13.0	2.3%	69.8	14.1%
Selling and marketing	1,490.4	1,348.3	1,369.5	142.1	10.5%	(21.2)	(1.5)%
General and administrative	190.1	205.3	208.2	(15.2)	(7.4)%	(2.9)	(1.4)%
Segment contribution	$4,561.3	$4,801.5	$4,730.5	$(240.2)	(5.0)%	$71.0	1.5%
Segment margin	66.9%	69.4%	69.5%		(2.5)%		(0.1)%
Segment gross margin(2)	91.5%	91.8%	92.7%		(0.3)%		(0.9)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Defined as net revenues less segment related cost of sales as a percentage of net revenues.
(3) Includes SkinMedica® and Latisse®.
(4) Includes Tazorac® sales of $25.4 million and $65.4 million which were previously disclosed separately in the year ended December 31, 2018 and 2017, respectively.

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

Net Revenues

Years Ended December 31, 2019 and 2018

The decrease in net revenues in the year ended December 31, 2019 was primarily driven by decreases in Restasis®, Lumigan®/Ganfort® , Body Contouring, Rapaflo® and the divestiture of our Medical Dermatology business during the third quarter of 2018, partially offset by growth in Botox® Cosmetics, Botox® Therapeutics and Juvederm® Collection.  The declines in Restasis® and Lumigan®/Ganfort® revenues were primarily due to price and volume declines.  As a result of the U.S. District Court for the Eastern District of Texas issuing an adverse trial decision finding in October 2017 that the four asserted patents covering Restasis® (Cyclosporine Ophthalmic Emulsion) 0.05% are invalid, there is a potential risk for future declines in Restasis® revenues. Body Contouring decreased versus the prior year period primarily due to a lower volume of system sales and procedures.  Rapaflo® revenues declined primarily due to a loss of exclusivity.  Botox® Cosmetics, Botox® Therapeutics and Juvederm® Collection increased versus the prior year period primarily due to demand growth.    Within Total Medical Aesthetics, the voluntary worldwide recall of textured breast implants and tissue expanders announced on July 24, 2019 also lowered revenues by $3.0 million for the year ended December, 31 2019.

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

Cost of Sales

Years Ended December 31, 2019 and 2018

The increase in cost of sales in the year ended December 31, 2019 was primarily due to product mix.

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

Selling and Marketing Expenses

Years Ended December 31, 2019 and 2018

The increase in selling and marketing expenses in the year ended December 31, 2019 was primarily related to increased promotional costs and sales force expansion for Facial Aesthetics products, additional promotional expenses for anticipated launches and an increase in the charge for the non-tax deductible Branded Prescription Drug Fee on a year over year basis.

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

General and Administrative Expenses

Years Ended December 31, 2019 and 2018

General and administrative expenses decreased $15.2 million for the year ended December 31, 2019 primarily due to write off of receivables.

Years Ended December 31, 2018 and 2017

General and administrative expenses remained consistent period over period.

US General Medicine Segment

The following table presents top product sales and net contribution for the US General Medicine segment for the years ended December 31, 2019, 2018 and 2017 ($ in millions):

	Years Ended December 31,			2019 vs 2018		2018 vs 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
Total Central Nervous System (CNS)	$1,516.3	$1,156.0	$1,359.9	$360.3	31.2%	$(203.9)	(15.0)%
Vraylar®	857.5	487.1	287.8	370.4	76.0%	199.3	69.2%
Viibryd®/Fetzima®	412.1	342.4	333.2	69.7	20.4%	9.2	2.8%
Saphris®	135.3	139.7	155.2	(4.4)	(3.1)%	(15.5)	(10.0)%
Namzaric®	88.6	115.8	130.8	(27.2)	(23.5)%	(15.0)	(11.5)%
Namenda®(3)	22.8	71.0	452.9	(48.2)	(67.9)%	(381.9)	(84.3)%
Total Gastrointestinal (GI)	1,634.2	1,723.7	1,695.0	(89.5)	(5.2)%	28.7	1.7%
Linzess®	803.2	761.1	701.1	42.1	5.5%	60.0	8.6%
Zenpep® (5)	288.0	237.3	212.3	50.7	21.4%	25.0	11.8%
Carafate®/Sulcrate®	212.5	217.8	235.8	(5.3)	(2.4)%	(18.0)	(7.6)%
Viberzi®	187.9	176.5	156.6	11.4	6.5%	19.9	12.7%
Canasa®/Salofalk®	31.5	169.2	162.7	(137.7)	(81.4)%	6.5	4.0%
Asacol®/Delzicol®	76.7	130.8	195.5	(54.1)	(41.4)%	(64.7)	(33.1)%
Other GI	34.4	31.0	31.0	3.4	11.0%	-	0.0%
Total Women's Health	895.7	786.8	1,044.2	108.9	13.8%	(257.4)	(24.7)%
Lo Loestrin®	588.9	527.7	459.3	61.2	11.6%	68.4	14.9%
Liletta®	79.1	50.9	37.6	28.2	55.4%	13.3	35.4%
Other Women's Health (4)	227.7	208.2	547.3	19.5	9.4%	(339.1)	(62.0)%
Total Anti-Infectives	377.1	304.4	257.3	72.7	23.9%	47.1	18.3%
Teflaro®	147.0	128.0	121.9	19.0	14.8%	6.1	5.0%
Avycaz®	116.7	94.6	61.2	22.1	23.4%	33.4	54.6%
Dalvance®	81.9	56.1	53.9	25.8	46.0%	2.2	4.1%
Other Anti-Infectives	31.5	25.7	20.3	5.8	22.6%	5.4	26.6%
Diversified Brands	1,202.8	1,156.0	1,242.6	46.8	4.0%	(86.6)	(7.0)%
Bystolic® / Byvalson®	600.6	583.8	612.2	16.8	2.9%	(28.4)	(4.6)%
Armour Thyroid	218.5	198.8	169.1	19.7	9.9%	29.7	17.6%
Savella®	88.5	85.0	98.2	3.5	4.1%	(13.2)	(13.4)%
Other Diversified Brands	295.2	288.4	363.1	6.8	2.4%	(74.7)	(20.6)%
Other revenues	208.8	196.0	197.2	12.8	6.5%	(1.2)	(0.6)%
Net revenues	$5,834.9	$5,322.9	$5,796.2	$512.0	9.6%	$(473.3)	(8.2)%
Operating expenses:
Cost of sales(1)	954.8	799.1	843.9	155.7	19.5%	(44.8)	(5.3)%
Selling and marketing	978.2	924.6	1,084.1	53.6	5.8%	(159.5)	(14.7)%
General and administrative	160.7	156.4	177.3	4.3	2.7%	(20.9)	(11.8)%
Segment contribution	$3,741.2	$3,442.8	$3,690.9	$298.4	8.7%	$(248.1)	(6.7)%
Segment margin	64.1%	64.7%	63.7%		(0.6)%		1.0%
Segment gross margin(2)	83.6%	85.0%	85.4%		(1.4)%		(0.4)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Defined as net revenues less segment related cost of sales as a percentage of net revenues.
(3) Includes Namenda XR® and Namenda® IR.

(4) Includes Estrace® Cream sales of $49.0 million and $366.6 million which were previously disclosed separately in the years ended December 31, 2018 and December 31, 2017, respectively. Includes Minastrin® 24 sales of $9.5 million and $61.4 million which were previously disclosed separately in the years ended December 31, 2018 and December 31, 2017, respectively.

(5) On January 27, 2020 the Company has announced an agreement to divest Zenpep® and Viokace®  in connection with the proposed AbbVie Transaction with any such divestiture contingent on the closing of the AbbVie Transaction.

Net Revenues

Years Ended December 31, 2019 and 2018

The increase in net revenues in the year ended December 31, 2019 was primarily due to growth in CNS and Women’s Health, offset, in part, by a decline in GI revenues.  CNS revenues increased primarily due to strong demand growth for Vraylar® and Viibryd®, offset, in part, by the decline in Namenda® as a result of loss of exclusivity.  Women’s Health revenues increased primarily due to an increase in demand for Lo Loestrin®.  GI was negatively affected by the generic impact on Canasa®/Salofalk® and Asacol®, offset, in part, by an increase in demand growth for Linzess® and Zenpep®.

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

Cost of Sales

Years Ended December 31, 2019 and 2018

The increase in cost of sales in the year ended December 31, 2019 was primarily due to an increase in net revenues. Segment gross margin was 83.6% in the year ended December 31, 2019 compared to 85.0% in the prior year period as a result of product mix and the favorable impact of $29.9 million Linzess® profit share true-up in the prior year period.

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

Selling and Marketing Expenses

Years Ended December 31, 2019 and 2018

The increase in selling and marketing expenses in the year ended December 31, 2019 was primarily due to field force investments and increased promotional costs for newly launched and promoted products.

Years Ended December 31, 2018 and 2017

The decrease in selling and marketing expenses in the year ended December 31, 2018 was related to headcount reductions from the Company’s restructuring initiatives, lower promotional costs, and a decrease in the charge for the non-tax deductible Branded Prescription Drug Fee.

General and Administrative Expenses

Years Ended December 31, 2019 and 2018

General and administrative expenses remained consistent period over period.

Years Ended December 31, 2018 and 2017

General and administrative expenses in the year ended December 31, 2018 decreased period-over-period due to cost savings initiatives.

International Segment

The following tables present top product sales and net contribution for the International segment for the years ended December 31, 2019, 2018 and 2017 ($ in millions):

	Years Ended December 31,		Change
	2019	2018	$ Overall Change	$ Operational Change (3)	$ Currency Change	% Overall Change	% Operational Change (3)	% Currency Change
Total Eye Care	$1,251.1	$1,294.6	$(43.5)	$31.4	$(74.9)	(3.4)%	2.4%	(5.8)%
Lumigan®/Ganfort®	360.8	392.6	(31.8)	(12.0)	(19.8)	(8.1)%	(3.1)%	(5.0)%
Eye Drops	235.8	279.7	(43.9)	(30.2)	(13.7)	(15.7)%	(10.8)%	(4.9)%
Ozurdex®	274.6	187.7	86.9	103.8	(16.9)	46.3%	55.3%	(9.0)%
Alphagan®/Combigan®	162.0	176.0	(14.0)	(4.6)	(9.4)	(8.0)%	(2.6)%	(5.4)%
Restasis®	50.2	64.5	(14.3)	(10.7)	(3.6)	(22.2)%	(16.6)%	(5.6)%
Other Eye Care	167.7	194.1	(26.4)	(14.9)	(11.5)	(13.6)%	(7.7)%	(5.9)%
Total Medical Aesthetics	1,480.8	1,533.3	(52.5)	25.9	(78.4)	(3.4)%	1.7%	(5.1)%
Facial Aesthetics	1,331.1	1,262.3	68.8	143.2	(74.4)	5.5%	11.3%	(5.8)%
Botox® Cosmetics	671.7	641.2	30.5	71.5	(41.0)	4.8%	11.2%	(6.4)%
Juvederm® Collection	656.1	614.8	41.3	74.5	(33.2)	6.7%	12.1%	(5.4)%
Belkyra® (Kybella®)	3.3	6.3	(3.0)	(2.8)	(0.2)	(47.6)%	(44.4)%	(3.2)%
Plastic Surgery	1.8	131.5	(129.7)	(129.2)	(0.5)	(98.6)%	(98.3)%	(0.3)%
Breast Implants	0.6	130.1	(129.5)	(129.0)	(0.5)	(99.5)%	(99.2)%	(0.3)%
Other Plastic Surgery	1.2	1.4	(0.2)	(0.2)	-	(14.3)%	(14.3)%	0.0%
Regenerative Medicine	14.6	16.8	(2.2)	(1.7)	(0.5)	(13.1)%	(10.1)%	(3.0)%
Alloderm®	7.9	8.0	(0.1)	(0.0)	(0.1)	(1.3)%	0.0%	(1.3)%
Other Regenerative Medicine	6.7	8.8	(2.1)	(1.7)	(0.4)	(23.9)%	(19.3)%	(4.6)%
Body Contouring	118.7	107.5	11.2	13.9	(2.7)	10.4%	12.9%	(2.5)%
Coolsculpting ® Consumables	76.3	64.2	12.1	13.5	(1.4)	18.8%	21.0%	(2.2)%
Coolsculpting ® Systems & Add On Applicators	42.4	43.3	(0.9)	0.4	(1.3)	(2.1)%	0.9%	(3.0)%
Skin Care	14.6	15.2	(0.6)	(0.3)	(0.3)	(3.9)%	(2.0)%	(1.9)%
Botox® Therapeutics and Other	603.0	611.5	(8.5)	21.5	(30.0)	(1.4)%	3.5%	(4.9)%
Botox® Therapeutics	389.1	390.4	(1.3)	21.2	(22.5)	(0.3)%	5.4%	(5.7)%
Asacol®/Delzicol®	36.1	45.7	(9.6)	(8.2)	(1.4)	(21.0)%	(17.9)%	(3.1)%
Constella®	23.8	24.1	(0.3)	0.5	(0.8)	(1.2)%	2.1%	(3.3)%
Other Products	154.0	151.3	2.7	8.0	(5.3)	1.8%	5.3%	(3.5)%
Other revenues	67.1	65.3	1.8	2.4	(0.6)	2.8%	3.7%	(0.9)%
Net revenues	$3,402.0	$3,504.7	$(102.7)	$81.2	$(183.9)	(2.9)%	2.3%	(5.2)%
Operating expenses:
Cost of sales(1)	548.3	537.1	11.2	34.7	(23.5)	2.1%	6.5%	(4.4)%
Selling and marketing	934.7	928.7	6.0	55.1	(49.1)	0.6%	5.9%	(5.3)%
General and administrative	117.0	141.7	(24.7)	(21.2)	(3.5)	(17.4)%	(15.0)%	(2.4)%
Segment contribution	$1,802.0	$1,897.2	$(95.2)	$12.6	$(107.8)	(5.0)%	0.7%	(5.7)%
Segment margin	53.0%	54.1%				(1.1)%
Segment gross margin(2)	83.9%	84.7%				(0.8)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Defined as net revenues less segment related cost of sales as a percentage of net revenues.
(3) Defined as overall change excluding foreign exchange impact.

	Years Ended December 31,		Change
	2018	2017	$ Overall Change	$ Operational Change (3)	$ Currency Change	% Overall Change	% Operational Change (3)	% Currency Change
Total Eye Care	$1,294.6	$1,282.1	$12.5	$19.4	$(6.9)	1.0%	1.5%	(0.5)%
Lumigan®/Ganfort®	392.6	371.5	21.1	15.2	5.9	5.7%	4.1%	1.6%
Eye Drops	279.7	281.0	(1.3)	3.7	(5.0)	(0.5)%	1.3%	(1.8)%
Ozurdex®	187.7	213.4	(25.7)	(32.2)	6.5	(12.0)%	(15.0)%	3.0%
Alphagan®/Combigan®	176.0	175.1	0.9	5.8	(4.9)	0.5%	3.3%	(2.8)%
Restasis®	64.5	61.3	3.2	5.9	(2.7)	5.2%	9.6%	(4.4)%
Other Eye Care	194.1	179.8	14.3	21.0	(6.7)	8.0%	11.7%	(3.7)%
Total Medical Aesthetics	1,533.3	1,366.6	166.7	185.6	(18.9)	12.2%	13.6%	(1.4)%
Facial Aesthetics	1,262.3	1,104.5	157.8	178.0	(20.2)	14.3%	16.1%	(1.8)%
Botox® Cosmetics	641.2	557.0	84.2	96.6	(12.4)	15.1%	17.3%	(2.2)%
Juvederm® Collection	614.8	540.7	74.1	81.9	(7.8)	13.7%	15.1%	(1.4)%
Belkyra® (Kybella®)	6.3	6.8	(0.5)	(0.5)	(0.0)	(7.4)%	(7.4)%	(0.0)%
Plastic Surgery	131.5	158.6	(27.1)	(28.7)	1.6	(17.1)%	(18.1)%	1.0%
Breast Implants	130.1	156.9	(26.8)	(28.5)	1.7	(17.1)%	(18.2)%	1.1%
Other Plastic Surgery	1.4	1.7	(0.3)	(0.2)	(0.1)	(17.6)%	(11.7)%	(5.9)%
Regenerative Medicine	16.8	16.5	0.3	(0.1)	0.4	1.8%	(0.6)%	2.4%
Alloderm®	8.0	7.5	0.5	0.4	0.1	6.7%	5.4%	1.3%
Other Regenerative Medicine	8.8	9.0	(0.2)	(0.5)	0.3	(2.2)%	(5.5)%	3.3%
Body Contouring	107.5	73.7	33.8	35.0	(1.2)	45.9%	47.5%	(1.6)%
Coolsculpting ® Consumables	64.2	41.6	22.6	23.1	(0.5)	54.3%	55.5%	(1.2)%
Coolsculpting ® Systems & Add On Applicators	43.3	32.1	11.2	11.9	(0.7)	34.9%	37.1%	(2.2)%
Skin Care	15.2	13.3	1.9	1.4	0.5	14.3%	10.5%	3.8%
Botox® Therapeutics and Other	611.5	587.4	24.1	22.7	1.4	4.1%	3.9%	0.2%
Botox® Therapeutics	390.4	357.5	32.9	34.9	(2.0)	9.2%	9.8%	(0.6)%
Asacol®/Delzicol®	45.7	50.2	(4.5)	(5.9)	1.4	(9.0)%	(11.8)%	2.8%
Constella®	24.1	21.9	2.2	1.8	0.4	10.0%	8.2%	1.8%
Other Products	151.3	157.8	(6.5)	(8.1)	1.6	(4.1)%	(5.1)%	1.0%
Other revenues	65.3	83.4	(18.1)	(18.5)	0.4	(21.7)%	(22.2)%	0.5%
Net revenues	$3,504.7	$3,319.5	$185.2	$209.2	$(24.0)	5.6%	6.3%	(0.7)%
Operating expenses:
Cost of sales(1)	537.1	478.7	58.4	66.2	(7.8)	12.2%	13.8%	(1.6)%
Selling and marketing	928.7	913.8	14.9	14.9	0.0	1.6%	1.6%	0.0%
General and administrative	141.7	120.6	21.1	25.6	(4.5)	17.5%	21.2%	(3.7)%
Segment contribution	$1,897.2	$1,806.4	$90.8	$102.5	$(11.7)	5.0%	5.6%	(0.6)%
Segment margin	54.1%	54.4%				(0.3)%
Segment gross margin(2)	84.7%	85.6%				(0.9)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Defined as net revenues less segment related cost of sales as a percentage of net revenues.
(3) Defined as overall change excluding foreign exchange impact.

The following tables present our revenue disaggregated by geography for our International segment ($ in millions):

	Years Ended December 31,
	2019	2018	$ Overall Change	$ Operational Change	% Overall Change	% Operational Change
Europe	$1,471.7	$1,482.6	$(10.9)	$78.7	(0.7)%	5.3%
Asia Pacific, Middle East and Africa	1,075.1	1,089.9	(14.8)	28.9	(1.4)%	2.7%
Latin America and Canada	772.9	862.4	(89.5)	(40.4)	(10.4)%	(4.7)%
Other*	82.3	69.8	12.5	14.0	17.9%	20.1%
Total International	$3,402.0	$3,504.7	$(102.7)	$81.2	(2.9)%	2.3%
*Includes royalty and other revenue

	Years Ended December 31,
	2018	2017	$ Overall Change	$ Operational Change	% Overall Change	% Operational Change
Europe	$1,482.6	$1,439.2	$43.4	$22.1	3.0%	1.5%
Asia Pacific, Middle East and Africa	1,089.9	929.9	160.0	156.0	17.2%	16.8%
Latin America and Canada	862.4	863.3	(0.9)	48.9	(0.1)%	5.7%
Other*	69.8	87.1	(17.3)	(17.8)	(19.9)%	(20.4)%
Total International	$3,504.7	$3,319.5	$185.2	$209.2	5.6%	6.3%
*Includes royalty and other revenue

The Zeltiq Acquisition contributed the following to the segment in the years ended December 31, 2018 and 2017 ($ in millions):

	For the Years Ended December 31,
	2018	2017
Net revenues	$107.5	$73.7
Operating expenses:
Cost of sales	39.2	25.6
Selling and marketing	54.0	39.0
General and administrative	3.5	-

.

Net Revenues

Years Ended December 31, 2019 and 2018

The decrease in net revenues in the year ended December 31, 2019 was primarily due to a decline in Plastic Surgery, offset, in part, by operational growth in Facial Aesthetics and Ozurdex®.  Plastic Surgery decreased versus the prior year period, primarily driven by the voluntary worldwide recall of textured breast implants and tissue expanders announced on July 24, 2019 which lowered revenues in the year ended December 31, 2019 by $34.9 million.  The operational growth in Facial Aesthetics was due to an increase in demand growth.

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

Cost of Sales

Years Ended December 31, 2019 and 2018

The increase in cost of sales in the year ended December 31, 2019 was primarily due to higher costs related to the voluntary worldwide recall of textured breast implants and tissue expanders of $32.2 millions, offset, in part, by the impact from foreign currency.

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

Selling and Marketing Expenses

Years Ended December 31, 2019 and 2018

The increase in selling and marketing expenses in the year ended December 31, 2019 was primarily due to an increase in promotional costs related to the Medical Aesthetics business, offset, in part, by the impact from foreign currency.

Years Ended December 31, 2018 and 2017

The increase in selling and marketing expenses in the year ended December 31, 2018 was due in part to the Zeltiq Acquisition as well as increased promotional spending in Medical Aesthetics.

General and Administrative Expenses

Years Ended December 31, 2019 and 2018

General and administrative expenses decreased $24.7 million in the year ended December 31, 2019 primarily due to $12.4 million of contract tender costs associated with the Ozurdex® and textured breast implants recalls in the year ended December 31, 2018.

Years Ended December 31, 2018 and 2017

General and administrative expenses increased due in part to $12.4 million of contract tender costs associated with the Ozurdex and textured breast implants recalls.

Corporate

Corporate represents the results of corporate initiatives as well as the impact of select revenues and shared costs.  The following represents the Corporate amounts for the years ended December 31, 2019, 2018 and 2017 ($ in millions):

	Year Ended December 31, 2019
	Integration / Divestiture	Non- Acquisition Related Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Other	Revenues and Shared Costs	Total
Net revenues	$-	$-	$-	$-	$-	$32.0	$32.0
Operating expenses:
Cost of sales(1)	4.8	8.3	44.6	0.9	0.2	353.0	411.8
Selling and marketing	51.4	4.0	-	2.8	-	0.2	58.4
General and administrative	111.0	4.3	-	0.9	1,168.5	729.3	2,014.0
Contribution	$(167.2)	$(16.6)	$(44.6)	$(4.6)	$(1,168.7)	$(1,050.5)	$(2,452.2)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

	Year Ended December 31, 2018
	Integration / Divestiture	Non- Acquisition Related Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Other	Revenues and Shared Costs	Total
Net revenues	$-	$-	$-	$-	$-	$39.5	$39.5
Operating expenses:
Cost of sales(1)	1.3	33.7	(111.7)	2.1	(0.1)	364.7	290.0
Selling and marketing	1.5	38.8	-	8.6	-	0.1	49.0
General and administrative	50.9	5.4	-	2.9	58.8	649.8	767.8
Contribution	$(53.7)	$(77.9)	$111.7	$(13.6)	$(58.7)	$(975.1)	$(1,067.3)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

	Year Ended December 31, 2017
	Integration / Divestiture	Non- Acquisition Related Restructuring	Fair Value Adjustments	Effects of Purchase Accounting	Other	Revenues and Shared Costs	Total
Net revenues	$-	$-	$-	$-	$-	$21.4	$21.4
Operating expenses:
Cost of sales(1)	8.0	61.5	(183.2)	136.3	12.5	314.9	350.0
Selling and marketing	29.5	80.8	-	33.1	0.5	3.5	147.4
General and administrative	138.8	32.8	-	49.0	97.4	677.8	995.8
Contribution	$(176.3)	$(175.1)	$183.2	$(218.4)	$(110.4)	$(974.8)	$(1,471.8)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

Integration / Divestiture

Years Ended December 31, 2019, 2018 and 2017

In the year ended December 31, 2019, AbbVie Transaction-related costs which include legal, consulting and personnel costs were $141.2 million.  Additionally, integration and restructuring charges included costs related to the integration of LifeCell Corporation (“LifeCell’) and Zeltiq® Aesthetics, Inc. (“Zeltiq”) which were recorded in the years ended December 31, 2019, 2018 and 2017.

Non-Acquisition Related Restructuring

Years Ended December 31, 2018 and 2017

In the years ended December 31, 2018 and 2017, the Company incurred charges related to the restructuring of its internal infrastructure.  In the year ended December 31, 2018, the restructuring programs included charges associated with scaling our manufacturing plants and changes in the international commercial promotional focus in certain markets which include a reduction of approximately 200 sales representatives internationally.  In the year ended December 31, 2017, restructuring programs included a mid-year commercial initiative as well as a December 2017 program.  As part of these initiatives, the Company reduced its employee headcount within selling and marketing by approximately 350 as of December 31, 2017.  A reduction of approximately 900 employees within cost of sales, selling and marketing and general and administrative was reserved for in the year ended December 31, 2017.

Fair Value Adjustments

Years Ended December 31, 2019, 2018 and 2017

In the year ended December 31, 2019, the expense in cost of sales primarily related to an increase in commercial sales forecasts for Liletta®.  Fair value adjustments primarily relate to changes in estimated contingent liabilities for future amounts to be paid based on achievement of sales levels for the respective products.

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

Effect of Purchase Accounting

Years Ended December 31, 2019, 2018 and 2017

The Company incurred charges related to the purchase accounting impact on share-based compensation related to the Zeltiq and Allergan Acquisitions in the years ended December 31, 2019, 2018 and 2017, and the Forest Acquisition in the years ended December 31, 2018 and 2017, which increased cost of sales, selling and marketing and general and administrative expenses.  A cash stock-based compensation charge of $31.5 million associated with the Zeltiq Acquisition was also included in the year ended December 31, 2017.

In the year ended December 31, 2017, the Company incurred purchase accounting effects of $131.7 million in cost of sales related to the fair value inventory step-up from the LifeCell Acquisition and the Zeltiq Acquisition as products were sold to the Company’s third-party customers.

Other

Years Ended December 31, 2019, 2018 and 2017

In the years ended December 31, 2019, 2018 and 2017, general and administrative costs included legal settlement charges of $1,167.3 million, $56.8 million, and $96.5 million, respectively. For additional information refer to “NOTE 26 — Commitments and Contingencies.”

Revenues and Shared Costs

Years Ended December 31, 2019, 2018 and 2017

Shared costs primarily include above site and unallocated costs associated with running our global manufacturing facilities and corporate general and administrative expenses.

In each of the years ended December 31, 2019 and 2018, the Company recorded milestone revenue related to an on-going intellectual property agreement of $25.0 million.

In the year ended December 31, 2018, the increase in cost of goods sold within revenues and shared costs was primarily due to unfavorable inventory variances due to third-party manufacturing delays, an increase in compensation costs and $15.8 million of inventory write-offs associated with the Ozurdex® and textured breast implants product recalls versus the prior year.

In the years ended December 31, 2019, 2018 and 2017, the Company incurred transactional foreign exchange losses of $11.5 million, $28.8 million and $97.5 million, respectively.

Research and Development Expenses

R&D expenses consist predominantly of personnel-related costs, active pharmaceutical ingredient costs, contract research, license and milestone fees, biostudy and facilities costs associated with product development.

R&D expenses consisted of the following in the years ended December 31, 2019, 2018 and 2017 ($ in millions):

	Years Ended December 31,			2019 vs 2018		2018 vs 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
Ongoing operating expenses	$1,708.6	$1,574.5	$1,598.8	$134.1	8.5%	$(24.3)	(1.5)%
Milestone expenses and upfront license payments	83.2	678.9	391.8	(595.7)	(87.7)%	287.1	73.3%
Acquisition accounting fair value adjustment to share-based compensation	1.1	4.8	18.3	(3.7)	(77.1)%	(13.5)	(73.8)%
Acquisition, integration, and restructuring charges	9.6	2.9	41.2	6.7	n.m.	(38.3)	(93.0)%
Contingent consideration adjustments, net	9.5	5.1	50.0	4.4	86.3%	(44.9)	(89.8)%
Total R&D Expenses	$1,812.0	$2,266.2	$2,100.1	$(454.2)	(20.0)%	$166.1	7.9%

Operating Expenses

Years Ended December 31, 2019 and 2018

The increase in ongoing operating expenses in the year ended December 31, 2019 versus the year ended December 31, 2018 was mainly due to increased product development spending in early stage development programs and for the gastrointestinal, medical aesthetics, and eye care therapeutic areas, offset, in part, by lower spending in the Central Nervous System therapeutics area due to product approvals.

Years Ended December 31, 2018 and 2017

The decrease in ongoing operating expenses in the year ended December 31, 2018 versus the year ended December 31, 2017, was mainly due to decreased product development spending in early stage development campaigns and the Eye Care therapeutic area as well as lower personnel costs offset, in part, by increased spending in the Central Nervous System and Gastrointestinal therapeutic areas.

Milestone Expenses and Upfront License Payments

The following represents milestone expenses, asset acquisitions and upfront license payments in the years ended December 31, 2019, 2018 and 2017, respectively ($ in millions):

	Years Ended December 31,
	2019	2018	2017
Bonti, Inc.	$-	$196.6	$-
Merck & Co.	-	115.0	-
Elastagen Pty Ltd	-	96.1	-
AstraZeneca plc	-	90.0	-
Chase Pharmaceuticals Corporation	-	75.0	-
Editas Medicine, Inc.	-	40.0	90.0
Repros Therapeutics, Inc.	-	33.2	-
Lysosomal Therapeutics, Inc.	-	-	145.0
Assembly Biosciences, Inc.	-	-	50.0
Akarna Therapeutics, Ltd.	10.0	-	39.6
Lyndra, Inc.	-	-	15.0
Heptares Therapeutics, Ltd.	-	-	15.0
RetroSense Therapeutics, LLC	20.0	-	-
Other	53.2	33.0	37.2
Total	$83.2	$678.9	$391.8

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

Contingent Consideration Adjustments, Net

Years Ended December 31, 2019, 2018 and 2017

In the year ended December 31, 2019, the net adjustement to contingent consideration primarily related to the progression of R&D projects relating to the Tobira Acquisition.

In the year ended December 31, 2018, the net adjustment to contingent consideration primarily related to the progression of R&D projects relating to the Tobira Acquisition offset by a reduction in ForSight Acquisition contingent consideration.

In the year ended December 31, 2017, the adjustment to contingent consideration primarily related to the advancement of the Company’s True Tear® product and products acquired as part of the Tobira Acquisition.

Amortization

Amortization in the years ended December 31, 2019, 2018 and 2017 was as follows ($ in millions):

	Years Ended December 31,			2019 vs 2018		2018 vs 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
Amortization	$5,856.6	$6,552.3	$7,197.1	$(695.7)	(10.6)%	$(644.8)	(9.0)%

Years Ended December 31, 2019, 2018 and 2017

Amortization for the year ended December, 31, 2019 decreased compared to the year ended December 31, 2018 primarily due to products that reached the end of their life cycle.

Amortization for the year ended December 31, 2018 decreased as compared to the year ended December 31, 2017 primarily as a result of a decrease in amortization for Restasis® due to a reduced book value and remaining life as a result of an anticipated launch of a generic.

Goodwill, IPR&D and Other Impairments and Asset Sales, Net

Goodwill, IPR&D and other impairments and asset sales, net consisted of the following in the years ended December 31, 2019, 2018 and 2017 ($ in millions):

	Years Ended December 31,			2019 vs 2018		2018 vs 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
Goodwill impairments	$3,552.8	$2,841.1	$-	$711.7	25.1%	$2,841.1	n.a.
CMP impairments	314.0	1,831.4	3,876.0	(1,517.4)	(82.9)%	(2,044.6)	(52.8)%
IPR&D impairments	436.0	804.6	1,452.3	(368.6)	(45.8)%	(647.7)	(44.6)%
Asset sales and impairments, net	126.2	1,026.2	51.7	(900.0)	(87.7)%	974.5	n.m.

Years Ended December 31, 2019, 2018 and 2017

Refer to “NOTE 17 – Goodwill, Product Rights and Other Intangible Assets” for the description of the goodwill impairments, impairments of currently marketed products, IPR&D impairments and asset sales and impairments, net related to the Anti-Infectives business that the Company recorded in the years ended December 31, 2019, 2018 and 2017.

Refer to “NOTE 5 – Business Developments” for asset sales recorded in the years ended December 31, 2019, 2018 and 2017.

Interest Income

Interest income in the years ended December 31, 2019, 2018 and 2017 was as follows ($ in millions):

	Years Ended December 31,			2019 vs 2018		2018 vs 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
Interest income	$76.8	$45.2	$67.7	$31.6	69.9%	$(22.5)	(33.2)%

Years Ended December 31, 2019, 2018 and 2017

Interest income represents interest earned on cash and cash equivalents and marketable securities held during the respective periods. Interest income for the year ended December 31, 2019 increased as compared to the year ended December 31, 2018 primarily due to an increase in marketable securities.  Interest income for the year ended December 31, 2018 decreased as compared to the year ended December 31, 2017 primarily due to a decline in marketable securities.

Interest Expense

Interest expense consisted of the following in the years ended December 31, 2019, 2018 and 2017 ($ in millions):

	Years Ended December 31,			2019 vs 2018		2018 vs 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
Fixed Rate Notes	$691.4	$827.2	$1,030.5	$(135.8)	(16.4)%	$(203.3)	(19.7)%
Euro Denominated Notes	57.6	37.5	19.8	20.1	53.6%	17.7	89.4%
Floating Rate Notes	18.6	20.8	25.9	(2.2)	(10.6)%	(5.1)	(19.7)%
Other	15.4	25.7	19.4	(10.3)	(40.1)%	6.3	32.5%
Interest expense	$783.0	$911.2	$1,095.6	$(128.2)	(14.1)%	$(184.4)	(16.8)%

Years Ended December 31, 2019 and 2018

Interest expense in the year ended December 31, 2019 decreased versus the yeard ended December 31, 2018 due to scheduled maturities and early debt extinguishment of senior secured notes period over period.

Years Ended December 31, 2018 and 2017

Interest expense in the year ended December 31, 2018 decreased versus the year ended December 31, 2017 due to scheduled maturities and early debt extinguishment of senior secured notes period-over-period, as well as the impact from debt refinancing in the year ended December 31, 2018 versus the year ended December 31, 2017.

Other Income / (Expense), Net

Other income / (expense), net consisted of the following in the years ended December 31, 2019, 2018 and 2017 ($ in millions):

	Years Ended December 31,			2019 vs 2018		2018 vs 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
Teva Share Activity	$-	$60.9	$(3,269.3)	$(60.9)	(100.0)%	$3,330.2	n.m.
Sale of businesses	-	182.6	-	(182.6)	(100.0)%	182.6	n.m.
Debt extinguishment costs as part of the debt tender offer	-	-	(161.6)	-	n.a.	161.6	(100.0)%
Debt extinguishment other	(0.2)	15.6	(27.6)	(15.8)	n.m.	43.2	n.m.
Other-than-temporary impairments	-	-	(26.1)	-	n.a.	26.1	(100.0)%
Dividend income	-	-	85.2	-	n.a.	(85.2)	(100.0)%
Naurex recovery	-	-	20.0	-	n.a.	(20.0)	(100.0)%
Forward sale of Teva shares	-	-	(62.9)	-	n.a.	62.9	(100.0)%
Other (expense) / income, net	33.0	(2.4)	5.0	35.4	n.m.	(7.4)	n.m.
Other income / (expense), net	$32.8	$256.7	$(3,437.3)	$(223.9)	(87.2)%	$3,694.0	n.m.

Years Ended December 31, 2019, 2018 and 2017

Refer to “NOTE 11 – Other Income / (Expense), Net” for further details regarding the components of other income / (expense), net.

Provision / (Benefit) for Income Taxes

Provision / (Benefit) for income taxes in the years ended December 31, 2019, 2018 and 2017 was as follows ($ in millions):

	Years Ended December 31,			2019 vs 2018		2018 vs 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
Provision / (Benefit) for income taxes	$146.4	$(1,770.7)	$(6,670.4)	$1,917.1	(108.3)%	$4,899.7	(73.5)%
Effective tax rate	2.9%	(25.8)%	(64.2)%

The Company’s effective tax rate for the twelve months ended December 31, 2019, 2018 and 2017 was a detriment of 2.9%, a benefit of 25.8% and a benefit of 64.2%, respectively. The reconciliations between the statutory Irish tax rates for Allergan plc and the effective income tax rates were as follows:

	Allergan plc
	Years Ended December 31,
	2019	2018	2017
Statutory rate	(12.5)%	(12.5)%	(12.5)%
Earnings subject to U.S. taxes (1) (2)	1.3%	(1.8)%	(17.4)%
Earnings subject to rates different than the statutory rate (1)(2)	(5.3)%	(3.4)%	2.1%
Impact of U.S. tax reform enactment (3)	0.0%	(0.2)%	(27.2)%
Tax reserves and audit outcomes	2.1%	2.6%	0.4%
Non-deductible expenses (4)	12.6%	7.4%	0.2%
Impact of acquisitions and reorganizations (5)	(2.6)%	(15.3)%	(9.3)%
Tax credits and U.S. special deductions	(2.0)%	(0.9)%	(1.5)%
Rate changes (6)	0.3%	2.2%	(1.2)%
Valuation allowances (7)	8.7%	(3.7)%	2.2%
Other	0.3%	(0.2)%	0.0%
Effective income tax rate	2.9%	(25.8)%	(64.2)%

The material drivers of the period-over-period tax rate movements are as follows:

Years Ended December 31, 2019 and 2018

(1)

The U.S. rate differential was a detriment of $64.5 million to the 2019 effective tax rate as compared to a benefit of $122.9 million to the 2018 effective tax rate, primarily driven by decreases of approximately $2.9 billion in impairment charges and amortization expense. The remaining rate differential is driven by non-U.S. income subject to rates lower than the Irish statutory rate.

(2)

The Company recorded amortization expense of $5.9 billion and intangible impairment charges of $0.9 billion, resulting in a tax benefit of $14.1 million to the 2019 effective tax rate.  In 2018, the Company recorded amortization expense of $6.6 billion and intangible impairment charges of $3.0 billion, resulting in a tax benefit of $277.5 million, favorably impacting the 2018 effective tax rate as compared to 2019.

(3)	Not applicable for the year ended December 31, 2019.

(4)

In 2019, the Company recorded charges of $3.6 billion for goodwill impairment and $1.1 billion for legal settlements with no corresponding tax benefit, resulting in a tax detriment of $581.5 million to the effective tax rate. In 2018, the Company recorded a goodwill impairment charge of $3.5 billion with no corresponding tax benefit, resulting in a tax detriment of $432.9 million.

(5)

In 2019, the Company recorded a tax benefit of $131.2 million related to the tax effects of integration and the recognition of outside basis differences. In 2018, the Company recorded a tax benefit of $1,047.8 million related to the tax effects of integration and the recognition of outside basis differences. This resulted in a more favorable impact in 2018 as compared to 2019.

(6)

As a result of statutory and other tax rate changes applied to certain deferred tax assets and liabilities, the Company recorded a detriment of $15.1 million in 2019. In 2018, the Company recorded a detriment of $148.0 million, favorably impacting the 2019 rate as compared to 2018.

(7)

In 2019, the Company recorded a tax detriment of $444.9 million to establish a valuation allowance on deferred tax assets related to certain tax attributes, which are not expected to be realized. In 2018, the Company recorded a tax benefit of $254.0 million for the full release of a valuation allowance related to the Company’s foreign tax credit and partial release related to non-U.S. net operating loss carryforwards.

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

Discontinued Operations

On August 2, 2016, the Company completed the Teva Transaction for $38.3 billion of cash and Teva shares.  On October 3, 2016, the Company completed the divestiture of the Anda Distribution business to Teva for $500.0 million.  The Company recognized a combined gain on the sale of the Anda Distribution business and the Teva Transaction of $15,932.2 million in the year ended December 31, 2016.

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

Financial results of the global generics business and the Anda Distribution business are presented as “(Loss) / income from discontinued operations, net of tax” on the Consolidated Statements of Operations for the years ended December 31, 2017.

The following table presents key financial results of the global generics business and the Anda Distribution business included in “(Loss) from discontinued operations, net of tax” for the year ended December 31, 2017 ($ in millions):

2017
Net revenues	$-
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-
Research and development	-
Selling and marketing	-
General and administrative	18.8
Amortization	-
Asset sales and impairments, net	1.2
Total operating expenses	20.0
Operating (loss)	(20.0)
Other (expense) / income, net	(470.4)
(Benefit) for income taxes	(87.5)
(Loss) from discontinued operations, net of tax	$(402.9)

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Position

Working capital at December 31, 2019 and 2018 is summarized as follows ($ in millions):

	December 31,	December 31,	Increase
	2019	2018	(Decrease)
Current assets:
Cash and cash equivalents	$2,503.3	$880.4	$1,622.9
Marketable securities	3,411.6	1,026.9	2,384.7
Accounts receivable, net	3,192.3	2,868.1	324.2
Inventories	1,133.1	846.9	286.2
Current assets held for sale	-	34.0	(34.0)
Prepaid expenses and other current assets	886.4	819.1	67.3
Total current assets	11,126.7	6,475.4	4,651.3
Current liabilities:
Accounts payable and accrued expenses	6,348.7	4,787.2	1,561.5
Income taxes payable	65.1	72.4	(7.3)
Current portion of long-term debt and capital leases	4,532.5	868.3	3,664.2
Current portion of lease liability - operating	124.4	-	124.4
Total current liabilities	11,070.7	5,727.9	5,342.8
Working Capital	$56.0	$747.5	$(691.5)
Current Ratio	1.01	1.13

Working capital movements for the year ended December 31, 2019 were primarily due to the following:

•	The Company generated cash flows from operations of $7,238.7 million;
•

The Company paid dividends of $974.4 million and repurchased ordinary shares of $840.6 million in the year ended December 31, 2019 including $800.0 million as part of the Company’s share repurchase program;

•

The Company repaid the scheduled maturity of the €700.0 million floating rate notes due June 1, 2019, repurchased $249.8 million face value of senior notes through open market debt purchases and had senior notes of $3,676.0 million and €700.0 million classified as current based on their maturity date as of December 31, 2019.

Cash Flows

The Company’s cash flows are summarized as follows ($ in millions):

	Years Ended December 31,		2019 vs 2018
	2019	2018	$ Change
Net cash provided by operating activities	$7,238.7	$5,640.1	$1,598.6
Net cash provided by / (used in) investing activities	$(2,858.8)	$3,098.5	$(5,957.3)
Net cash (used in) / provided by financing activities	$(2,766.1)	$(9,680.1)	$6,914.0

Cash flows from operations represent net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities increased $1,598.6 million in the year ended December 31, 2019 versus the prior year period as a result of the Company receiving a one-time tax refund during the third quarter of 2019 of $1.6 billion of capital gains taxes previously paid and attributable to tax losses recorded in prior periods.

Management expects that available cash balances will provide sufficient resources to fund our operating liquidity needs and expected capital expenditure funding requirements for at least the next twelve months.

Investing cash flows for the year ended December 31, 2019 reflect the net cash used for investments of $2,388.4 million and the cash used in acquisitions of businesses of $80.6 million.  Investing cash flows for the year ended December 31, 2018 reflect the net cash provided by the sale of businesses of $663.0 million and the net sale of investments of $3,124.6 million offset, in part, by payments to settle Teva related matters of $466.0 million.

Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of ordinary shares, dividend payments and proceeds from the exercise of stock options. Cash used in financing activities in the year ended December 31, 2019 primarily related to the repayment of indebtedness of $1,044.9 million, the repurchase of ordinary shares of $840.6 million and the payment of dividends of $974.4 million. Cash used in financing activities in the year ended December 31, 2018 primarily related to the repayment of indebtedness of $8,804.5 million, the repurchase of ordinary shares of $2,775.4 million, the payment of dividends of $1,049.8 million, and payments to settle Teva-related matters of $234.0 million, which was outstanding greater than one year, offset, in part, by borrowings under the revolving credit facility of $700.0 million, the Euro senior note issuance of $1,919.7 million and other borrowings and proceeds from the forward sale of Teva shares of $465.5 million.

Debt and Borrowing Capacity

Refer to “NOTE 18 – Long-Term Debt” for further details regarding the components of debt.

Long-term Obligations

The following table lists certain of our enforceable and legally binding obligations as of December 31, 2019. Certain amounts included herein are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligation we will actually pay in future periods may vary from those reflected in the table ($ in millions):

	Payments Due by Period (Including Interest on Debt)
	Total	2020	2021-2022	2023-2024	Thereafter
Long-term debt(1)	$22,666.6	$4,460.9	$7,069.2	$2,732.3	$8,404.2
Cash interest(1)	5,736.6	682.2	1,090.6	758.0	3,205.8
Future lease obligations(2)	637.1	131.6	205.4	108.0	192.1
Sales based and other milestone obligations(3)	10,201.4	41.5	57.0	175.0	9,927.9
R&D / approval milestone obligations(3)	5,986.7	432.8	621.8	242.0	4,690.1
Other obligations and commitments(4)	1,690.0	190.3	1,000.3	307.2	192.2
Total	$46,918.4	$5,939.3	$10,044.3	$4,322.5	$26,612.3

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

(4) Other obligations and commitments include the liabilities for income tax associated with uncertain tax positions and the U.S. toll charge.

The following are contractual commitments relating to the R&D and approval related milestones and sales based milestones ($ in millions):

Transaction	Product	Maximum Milestones	R&D / Approval Milestones	Sales Based and Other Milestones
Heptares Therapeutics, Ltd.	Neurological disorders	$3,224.5	$649.5	$2,575.0
Assembly Biosciences, Inc.	Gastrointestinal products	2,459.0	1,069.0	1,390.0
AstraZeneca plc License	Brazikumab (1)	1,250.0	210.0	1,040.0
Akarna Therapeutics, Ltd.	Inflammatory and fibrotic diseases	965.0	590.0	375.0
Tobira Therapeutics, Inc.	Cenicriviroc	800.1	400.1	400.0
Chase Pharmaceuticals Corporation	Neurodegenerative disorders	800.0	250.0	550.0
Merck & Co.	Ubrogepant & Atogepant	750.0	320.0	430.0
Retrosense Therapeutics, LLC	RST-001	475.0	225.0	250.0
AqueSys, Inc.	Xen Gel Stent	300.0	-	300.0
Topokine Therapeutics, Inc.	XAF5	260.0	110.0	150.0
Oculeve, Inc.	True Tear®	150.0	50.0	100.0
ForSight VISION5, Inc.	Bimatoprost Ring	125.0	125.0	-
All Other		4,629.5	1,988.1	2,641.4
Total		$16,188.1	$5,986.7	$10,201.4

(1)

The Company continues to develop brazikumab, a gastrointestinal development project for indications of Crohn’s disease and ulcerative colitis. On January 27, 2020, in connection with the AbbVie Transaction, Allergan announced that it entered into a definitive agreement to divest brazikumab. This agreement was made in conjunction with the ongoing regulatory approval process for the AbbVie Transaction. AstraZeneca plc will acquire brazikumab, including global development and commercial rights.  The closing of the divestiture of brazikumab is contingent upon receipt of U.S. Federal Trade Commission and European Commission approval, closing of the AbbVie Transaction and the satisfaction of other customary closing conditions.

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

Revenue Recognition

On January 1, 2018, we adopted ASU No. 2014-09, "Revenue from Contracts with Customers" (“Topic 606”), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting practices.  The impact to revenues for the year ended December 31, 2018 was not significant as a result of the adoption.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations as the Company’s sales primarily are governed by standard ship and bill terms of pharmaceutical products to customers.

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

The following table summarizes the activity from continuing operations in the Company’s major categories of SRA ($ in millions):

	Chargebacks	Rebates	Returns and Other Allowances	Cash Discounts	Total
Balance at December 31, 2017	$77.2	$1,799.2	$517.6	$36.5	$2,430.5
Provision related to sales in 2018	1,117.7	5,464.7	1,725.3	322.2	8,629.9
Credits and payments	(1,133.1)	(5,355.4)	(1,676.3)	(328.0)	(8,492.8)
Balance at December 31, 2018	$61.8	$1,908.5	$566.6	$30.7	$2,567.6
Provision related to sales in 2019	1,123.5	6,153.8	1,625.1	337.3	9,239.7
Credits and payments	(1,117.5)	(5,959.0)	(1,559.3)	(331.0)	(8,966.8)
Balance at December 31, 2019	$67.8	$2,103.3	$632.4	$37.0	$2,840.5
Contra accounts receivable at December 31, 2019	$67.8	$101.5	$35.7	$37.0	$242.0
Accounts payable and accrued expenses at December 31, 2019	$-	$2,001.8	$596.7	$-	$2,598.5

The majority of rebates pertain to incentives to indirect customers, including third-party managed care and Medicare Part D rebates and Medicaid rebates.

The following table summarizes the balance sheet classification of our SRA reserves ($ in millions):

	December 31, 2019	December 31, 2018
Contra accounts receivable	$242.0	$207.7
Accounts payable and accrued expenses	2,598.5	2,359.9
Total	$2,840.5	$2,567.6

The SRA provisions recorded to reduce gross product sales to net product sales, excluding discontinued operations, were as follows ($ in millions):

	Years Ended December 31,
	2019	2018	2017
Gross product sales	$24,968.8	$24,056.9	$23,688.4
Provisions to reduce gross product sales to net products sales	(9,239.7)	(8,629.9)	(8,120.0)
Net product sales	$15,729.1	$15,427.0	$15,568.4
Percentage of SRA provisions to gross sales	37.0%	35.9%	34.3%

Collectability Assessment

At the time of contract inception or customer account set-up, the Company performs a collectability assessment on the creditworthiness of such customer. The Company assesses the probability that the Company will collect the consideration to which it will be entitled in exchange for the goods sold. In evaluating collectability, the Company considers the customer’s ability and intention to pay consideration when it is due. On a recurring basis, the Company estimates the amount of receivables considered uncollectible after sale to the customer to reflect allowances for doubtful accounts.  Provision for bad debts, included in general and administrative expenses, were $35.8 million, $18.5 million and $11.6 million in the years ended December 31, 2019, 2018 and 2017, respectively.

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

Goodwill and Intangible Assets with Indefinite Lives

General

The Company tests goodwill and intangible assets with indefinite lives for impairment annually in the second quarter. Additionally, the Company may perform interim tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit or an indefinite lived intangible asset below its carrying amount such as those first quarter 2019 triggering events relating to the Company’s General Medicine Reporting Unit as discussed in “NOTE 17 — Goodwill, Product Rights and Other Intangible Assets”.  The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units.

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

Goodwill is considered impaired if the carrying amount of the net assets exceeds the fair value of the reporting unit. Fair value is estimated by management using a discounted cash flow model.  Management’s cash flow projections include significant judgments and assumptions related to the discount rate, revenue forecasts, operating margins, impact of research and development pipeline events, and the long-term revenue growth rate. Impairment, if any, would be recorded in operating income / (loss) and this could result in a material impact to net income / (loss) and income / (loss) per share.

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

Acquired IPR&D intangible assets represent the value assigned to R&D projects acquired in a business combination that, as of the date acquired, represent the right to develop, use, sell and/or offer for sale a product or other intellectual property that has not been completed or approved. The IPR&D intangible assets are subject to impairment testing until completion or abandonment of each project. Upon abandonment, the assets are impaired if there is no future alternative use or ability to sell the asset. Impairment testing requires management to develop significant estimates and assumptions involving the determination of the fair value of the IPR&D asset, including estimated revenues, the probability of success of the project, determination of the appropriate discount rate, assessment of the asset’s life, potential regulatory risks, and net revenue growth curve assumptions.  The major risks and uncertainties associated with the timely and successful completion of IPR&D projects include legal risk, market risk and regulatory risk. Changes in our assumptions could result in future impairment charges. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change or the timely completion of each project and commercial success will occur. For these and other reasons, actual results may vary significantly from estimated results.

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

Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first financial reporting period in which that threshold is no longer met. Inherent in these tax positions are various assumptions, including management’s judgments as to the interpretation of tax law, management’s expectations regarding the outcome of tax authority examinations, as well as the ultimate measurement of potential liabilities. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within the consolidated statements of operations as income tax expense.

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

We are involved in various legal proceedings in the normal course of our business, including product liability litigation, intellectual property litigation, employment litigation and other litigation. We record reserves related to these legal matters when losses related to such litigation or contingencies are both probable and reasonably estimable. Refer to “NOTE 26 — Commitments and Contingencies” in the accompanying “Notes to the Consolidated Financial Statements” in this document for a description of our significant current legal proceedings.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) that simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. It also provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted.  The Company is evaluating the impact, if any, that this pronouncement will have on our financial position and results of operations.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), relating to a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by a vendor (i.e. a service contract). Under the new guidance, a customer will apply the same criteria for capitalizing implementation costs as it would for an arrangement that has a software license.  The new guidance also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense, and requires additional quantitative and qualitative disclosures. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application is permitted.  The Company will adopt the new guidance prospectively to eligible costs incurred on or after the date this guidance is first applied. The Company evaluated the impact of this pronouncement. The guidance is not expected to have a material impact on our financial position and results of operations.

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

Investment Risk

As of December 31, 2019, our total investments in marketable and equity securities of other companies, including equity method investments, but excluding securities considered cash and cash equivalents, were $3,482.5 million (included in marketable securities and investments and other assets). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.

We regularly review the carrying value of our investments and identify and recognize losses for income statement purposes.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our non-equity investment portfolio. Our cash is invested in money market securities.

Our permitted investments in marketable securities include highly liquid money market securities classified as available-for-sale securities.  No security as of December 31, 2019 has a maturity in excess of one year. These investments include floating rate securities that are exposed to interest rate fluctuations. Because of the short-term nature of these investments, we are subject to minimal interest rate risk and do not believe that an increase in market rates would have a significant negative impact on the value of our portfolio.

Floating Rate Debt

In January 2019, Allergan entered into $500.0 million notional float to fixed interest rate swaps maturing on March 12, 2020 whereby it fixed the interest rates on $500.0 million floating rate notes due March 12, 2020 to an average interest rate of 3.98%.  The swaps are a highly effective cash flow hedge and qualify for hedge accounting treatment.

At December 31, 2019, borrowings outstanding under the floating rate notes were $1,284.9 million. Assuming a one percent increase in the applicable interest rate on the Company’s floating rates notes, annual interest expense would increase by approximately $12.8 million over the next twelve months.

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

The Company is subject to transactional items which are denominated in currencies other than the functional currency and therefore movements in exchange rates may impact the results of operations.  Net foreign currency losses / (gains) reflected in general and administrative expenses were $11.5 million, $28.8 million and $97.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The currency for Argentina was deemed hyperinflationary in the third quarter of 2018 and is now being accounted for using the Company’s functional currency.  The impact is immaterial to the Company’s operations.

In November 2018, the Company entered into a 700 million Euro forward contract to buy Euros while selling USD.  The derivative which had a maturity of May 31, 2019,  was marked-to-market in the statement of operations offsetting the revaluation impact on the Company’s Euro 700 million variable interest debt. For the year ended December 31, 2019, the Company recorded a loss of $29.8 million relating to this instrument in general and administrative expenses.

The Company is exposed to foreign exchange risk in its international operations from foreign currency purchases, net investments in foreign subsidiaries, and foreign currency assets and liabilities created in the normal course of business, including the Euro Denominated Notes. In the year ended December 31, 2019, we used effective net investment hedges to partially offset the effects of foreign currency on our investments in certain of our foreign subsidiaries. The total notional amount of our debt instruments designated as net investment hedges was $5.0 billion as of December 31, 2019 and $5.1 billion as of December 31, 2018.  During the years ended December 31, 2019 and 2018, the impact of the net investment hedges recorded in other comprehensive loss was a gain of $113.0 million and a gain of $144.5 million, respectively.

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

As required by SEC Rule 13a-15(b), Allergan plc carried out an evaluation, under the supervision and with the participation of Allergan plc’s management, including Allergan plc’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Allergan plc’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on this evaluation Allergan plc’s Principal Executive Officer and Principal Financial Officer concluded that Allergan plc’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

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

As required by SEC Rule 13a-15(b), Warner Chilcott Limited carried out an evaluation, under the supervision and with the participation of Warner Chilcott Limited’s management, including Warner Chilcott Limited’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Warner Chilcott Limited’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on this evaluation Warner Chilcott Limited’s Principal Executive Officer and Principal Financial Officer concluded that Warner Chilcott Limited’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

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

Management of Allergan plc and Warner Chilcott Limited has assessed the effectiveness of Allergan plc and Warner Chilcott Limited’s internal control over financial reporting as of December 31, 2019, based on criteria set forth in “Internal Control — Integrated Framework” (2013) issued by Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment of internal control over financial reporting, management concluded that Allergan plc and Warner Chilcott Limited internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of December 31, 2019.

The effectiveness of Allergan plc’s internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.  The effectiveness of Warner Chilcott Limited’s internal control over financial reporting as of December 31, 2019, has not been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting of Allergan plc and Warner Chilcott Limited

During the quarter ended December 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Allergan plc and Warner Chilcott Limited’s internal control over financial reporting.

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

Information required by this item is incorporated herein by reference to the “Director Nominees For Election at the Annual Meeting,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” sections of our definitive proxy statement, to be filed pursuant to Regulation 14A, related to our 2020 Annual General Meeting of Shareholders (our “2020 Proxy Statement”) or, alternatively, will be provided by an amendment to this Annual Report containing the applicable disclosures within 120 days after the end of the fiscal year covered by this report.

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

Information required by this item is incorporated herein by reference to the “Compensation Discussion and Analysis” section of our 2020 Proxy Statement or, alternatively, will be provided by an amendment to this Annual Report containing the applicable disclosures within 120 days after the end of the fiscal year covered by this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference to the “Stock Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information as of December 31, 2019” sections of our 2020 Proxy Statement or, alternatively, will be provided by an amendment to this Annual Report containing the applicable disclosures within 120 days after the end of the fiscal year covered by this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the “Certain Relationships and Related Transactions” and “Director Independence” sections of our 2020 Proxy Statement or, alternatively, will be provided by an amendment to this Annual Report containing the applicable disclosures within 120 days after the end of the fiscal year covered by this report.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to the “Audit Fees” section of our 2020 Proxy Statement or, alternatively, will be provided by an amendment to this Annual Report containing the applicable disclosures within 120 days after the end of the fiscal year covered by this report.

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

4.3

Fourth Supplemental Indenture, dated as of October 1, 2013, by and among Actavis, Inc. (now known as Allergan Finance, LLC), Actavis plc (now known as Allergan plc), and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Allergan plc’s Current Report on Form 8-K, filed with the SEC on October 2, 2013).

4.4

Fifth Supplemental Indenture, dated as of April 16, 2015, by and among Actavis, Inc. (now known as Allergan Finance, LLC), Actavis plc (now known as Allergan plc), Warner Chilcott Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.4 to Allergan plc’s Current Report on Form 8-K, filed with the SEC on April 22, 2015).

4.5

Indenture, dated as of September 14, 2010, among Allergan, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed with the SEC on September 14, 2010).

4.6

First Supplemental Indenture, dated as of September 14, 2010, among Allergan, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed with the SEC on September 14, 2010).

4.7

Second Supplemental Indenture, dated as of April 16, 2015, by and among Allergan, Inc., Actavis plc (now known as Allergan plc), Warner Chilcott Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Allergan plc’s Current Report on Form 8-K, filed with the SEC on April 22, 2015).

4.8

Form of 3.375% Note due 2020 (incorporated by reference to (and included in) the Supplemental Indenture dated as of September 14, 2010 among Allergan, Inc. and Wells Fargo Bank, National Association, as trustee, at Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K, filed with the SEC on September 14, 2010).

4.9

Indenture, dated as of March 12, 2013, among Allergan, Inc. and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed with the SEC on March 12, 2013).

4.10

First Supplemental Indenture, dated as of March 12, 2013, among Allergan, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed with the SEC on March 12, 2013).

4.11

Second Supplemental Indenture, dated as of April 16, 2015, by and among Allergan, Inc., Actavis plc (now known as Allergan plc), Warner Chilcott Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to Allergan plc’s Current Report on Form 8-K, filed with the SEC on April 22, 2015).

Exhibit No.	Description
4.12

Indenture, dated as of January 31, 2014, between Forest Laboratories, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of Forest Laboratories, Inc.’s Current Report on Form 8-K filed with the SEC on February 3, 2014).

4.13

Indenture, dated as of December 10, 2013, by and among Forest Laboratories, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Forest Laboratories, Inc.’s Current Report on Form 8-K filed with the SEC on December 11, 2013).

4.14

First Supplemental Indenture, dated as of June 12, 2014, between Forest Laboratories, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Forest Laboratories, Inc.’s Current Report on Form 8-K filed with the SEC on June 13, 2014).

4.15

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

4.17

Second Supplemental Indenture, between Tango Merger Sub 2 LLC and Wells Fargo Bank, National Association, as trustee, dated July 1, 2014 (incorporated by reference to Exhibit 4.3 of Allergan plc’s Current Report on Form 8-K filed with the SEC on July 3, 2014.

4.18

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

4.21

Fourth Supplemental Indenture, among Allergan Sales, LLC, Allergan plc and Wells Fargo Bank, National Association, as trustee, dated July 1, 2014 (incorporated by reference to Exhibit 4.1 of Allergan plc’s Current Report on Form 8-K filed with the SEC on January 2, 2018).

4.22

Fourth Supplemental Indenture, among Allergan Sales, LLC, Allergan plc and Wells Fargo Bank, National Association, as trustee, dated July 1, 2014 (incorporated by reference to Exhibit 4.2 of Allergan plc’s Current Report on Form 8-K filed with the SEC on January 2, 2018).

4.23

Indenture, dated June 19, 2014, by and among Actavis Funding SCS (now known as Allergan Funding SCS), the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Allergan plc’s Current Report on Form 8-K filed with the SEC on June 20, 2014).

4.24

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

4.25

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

4.26

Second Supplemental Indenture, dated as of May 7, 2015, among Actavis Funding SCS (now known as Allergan Funding SCS) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.20 to Allergan plc’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2015).

Exhibit No.	Description
4.27

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

4.28

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

4.29*	Fifth Supplemental Indenture, dated as of November 7, 2019, by and among Allergan Funding SCS, the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee.

4.30*	First Supplemental Indenture, dated as of November 7, 2019, by and among Allergan Funding SCS, the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee.

4.31*	Fifth Supplemental Indenture, dated as of November 7, 2019, by and among Allergan Sales, LLC, Allergan plc and Wells Fargo Bank, National Association, as trustee.

4.32*	Fifth Supplemental Indenture, dated as of November 7, 2019, by and among Allergan Sales, LLC, Allergan plc and Wells Fargo Bank, National Association, as trustee.

4.33*	Third Supplemental Indenture, dated as of November 7, 2019, by and among Allergan, Inc., Allergan plc, Warner Chilcott Limited and Wells Fargo Bank, National Association, as trustee.
4.34*	Third Supplemental Indenture, dated as of November 7, 2019, by and among Allergan, Inc., Allergan plc, Warner Chilcott Limited and Wells Fargo Bank, National Association, as trustee.

4.35*	Sixth Supplemental Indenture, dated as of November 7, 2019, by and among Allergan Finance, LLC, Allergan plc, Warner Chilcott Limited and Wells Fargo Bank, National Association, as trustee.
4.36*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1	Form of Director and Executive Officer Indemnity Agreement (incorporated by reference to Exhibit 10.1 to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2006).

10.2#	Amended and Restated Allergan plc 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Allergan, plc’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2016).

10.3#

Form of Non-Qualified Stock Option Grant Agreement for Employees under the Allergan, Inc. 2011 Incentive Award Plan (Amended February 2014) (incorporated by reference to Exhibit 10.40 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2013).

10.4#

Form of Restricted Stock Unit Grant Agreement for Employees under the Allergan, Inc. 2011 Incentive Award Plan (Amended February 2014) (incorporated by reference to Exhibit 10.41 to Allergan, Inc.’s Annual Report on form 10-K for the Fiscal Year ended December 31, 2013).

10.5#

Form of Restricted Stock Unit Award Grant Agreement for Employees under the Allergan, Inc. 2011 Incentive Award Plan (Amended February 2015) (incorporated by reference to Exhibit 10.48 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2014).

10.6#

Form of Non-Qualified Stock Option Grant Agreement for Employees under the Allergan, Inc. 2011 Incentive Award Plan (Amended February 2015) (incorporated by reference to Exhibit 10.50 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2014).

10.7#

Form of Non-Qualified Stock Option Grant Agreement for Employees under the Amended and Restated Allergan, Inc. 2011 Incentive Award Plan (March 2015) (incorporated by reference to Exhibit 10.35 to Allergan plc’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2015).

10.8#

Form of Performance-Based Restricted Stock Unit Award Grant Agreement for Employees under the Amended and Restated Allergan, Inc. 2011 Incentive Award Plan (March 2015) (incorporated by reference to Exhibit 10.36 to Allergan plc’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2015).

Exhibit No.	Description
10.9#

Form of Restricted Stock Unit Award Grant Agreement for Employees under the Amended and Restated Allergan, Inc. 2011 Incentive Award Plan (March 2015) (incorporated by reference to Exhibit 10.37 to Allergan plc’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2015).

10.10	Form of Deed of Indemnification, Actavis plc (now known as Allergan plc) (incorporated by reference to Exhibit 10.1 to Allergan plc’s Current Report on Form 8-K, filed with the SEC on March 18, 2015).

10.11

Form of Indemnification Agreement, Actavis W.C. Holding Inc. (now known as Allergan W.C. Holding Inc.) (incorporated by reference to Exhibit 10.2 to Allergan plc’s Current Report on Form 8-K, filed with the SEC on March 18, 2015).

10.12

Form of Deed of Indemnification, Actavis plc (now known as Allergan plc) (incorporated by reference to Exhibit 10.6 of Allergan plc’s Current Report on Form 8-K, filed with the SEC on October 2, 2013).

10.13	Form of Deed of Indemnification, Actavis plc (now known as Allergan plc) (incorporated by reference to Exhibit 10.4 of Allergan plc’s Current Report on Form 8-K, filed with the SEC on July 3, 2014).

10.14

Form of Indemnification Agreement, Actavis W.C. Holding Inc. (now known as Allergan W.C. Holding Inc.) (incorporated by reference to Exhibit 10.7 of Allergan plc’s Current Report on Form 8-K, filed with the SEC on October 2, 2013).

10.15

Form of Indemnification Agreement, Actavis W.C. Holding Inc. (now known as Allergan W.C. Holding Inc.) (incorporated by reference to Exhibit 10.5 of Allergan plc’s Current Report on Form 8-K, filed with the SEC on July 3, 2014).

10.16#	Form of Transformation Incentive Award Agreement (incorporated by reference to Exhibit 10.3 to Allergan plc’s Current Report on Form 8-K filed on March 18, 2015).

10.17#	Form of retention bonus letter (one payment) (incorporated by reference to Exhibit 10.26 to Allergan plc’s Annual Report on Form 10-K, filed with the SEC for the year ended December 31, 2013).

10.18#	Form of retention bonus letter (two payments) (incorporated by reference to Exhibit 10.27 to Allergan plc’s Annual Report on Form 10-K, filed with the SEC for the year ended December 31, 2013).

10.19#

The Amended and Restated 2013 Incentive Award Plan of Allergan plc (incorporated by reference to Exhibit 10.2 of Allergan plc’s Report on Form 10-Q filed with the SEC for the Quarter ended June 30, 2016).

10.20#

Employee Severance Pay Plan for Employees of Actavis Inc. (now known as Allergan Finance, LLC) and Certain of Its U.S. Subsidiaries (incorporated by reference to Exhibit 10.1 of Allergan plc’s Quarterly Report on Form 10-Q for the period ending March 31, 2014).

10.21#

2004 Stock Option Plan of Forest Laboratories, Inc. (incorporated by reference to Appendix C of Forest Laboratories, Inc.’s Proxy Statement for the fiscal year ended March 31, 2004 filed with the SEC on June 28, 2004).

10.22#

2007 Equity Incentive Plan of Forest Laboratories, Inc., as amended (incorporated by reference to Exhibit 10.1 of Forest Laboratories, Inc.’s Current Report on Form 8-K filed with the SEC on August 21, 2013).

10.23#	Amendment to 2007 Equity Incentive Plan of Forest Laboratories, Inc., as amended (Amended Forest Plan) (incorporated by reference to Exhibit 99.7 of the Actavis July 1, 2014 S-8).

10.24#	Form of Notice of Grant and Signature Page and Form of Option Award Agreement (Actavis Plan) (incorporated by reference to Exhibit 99.5 of the Actavis July 1, 2014 S-8).

10.25#	Form of Notice of Grant and Signature Page and Form of Restricted Stock Unit Award Agreement (Actavis Plan) (incorporated by reference to Exhibit 99.6 of the Actavis July 1, 2014 S-8).

10.26#

Form of Notice of Grant and Signature Page and Form of Other Cash-Based Award Agreement (Actavis Plan) (incorporated by reference to Exhibit 10.44 to Allergan plc’s Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2014).

10.27#	Form of Amended and Restated Other Cash-Based Award Agreement (incorporated by reference to Exhibit 10.1 to Allergan plc’s Current Report on Form 8-K, filed with the SEC on August 8, 2016).

10.28#	Form Employee Stock Unit Agreement (Performance-Based Conditions) (Forest Plan) (incorporated by reference to Exhibit 99.8 of the Actavis July 1, 2014 S-8).

Exhibit No.	Description
10.29

Amended and Restated Stockholder Voting Agreement, dated as of August 4, 2015, by and between Allergan plc and the individuals listed therein (incorporated by reference to Exhibit 10.1 to Allergan plc’s Current Report on Form 8-K, filed with the SEC on August 5, 2015).

10.30#

Form of Notice of Grant and Signature Page and Form of Other Cash-Based Award Agreement (The Amended and Restated 2013 Incentive Award Plan of Actavis plc) (incorporated by reference to Exhibit 10.3 to Allergan plc’s Current Report on Form 8-K, filed with the SEC on March 18, 2015).

10.31#

Form of Performance-Based Restricted Stock Unit Award Grant Agreement for Employees under the Amended and Restated 2013 Incentive Award Plan of Allergan plc (incorporated by reference to Exhibit 10.1 to Allergan plc’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2017).

10.32#	Allergan plc 2017 Executive Severance Plan (Effective July 20, 2017) (incorporated by reference to Exhibit 10.1 to Allergan plc’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2017).

10.33#

Amended and Restated Employment Agreement, dated August 3, 2015, between Allergan plc and Brenton L. Saunders (incorporated by reference to Exhibit 10.3 to Allergan plc’s Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2015).

10.34#

Separation Agreement and Release between Maria Teresa Hilado and Allergan, Inc. dated February 6, 2018 (incorporated by reference to Exhibit 10.48 to Allergan plc’s Annual Report on Form 10-K, filed with the SEC on February 16, 2018).

10.35#

Consulting Agreement by and between Allergan plc and Maria Teresa Hilado dated as of February 6, 2018 (incorporated by reference to Exhibit 10.49 to Allergan plc’s Annual Report on Form 10-K, filed with the SEC on February 16, 2018).

10.36#

Separation Agreement by and between Robert A. Stewart and Allergan, Inc. dated as of March 8, 2018 (incorporated by reference to Exhibit 10.1 to Allergan plc’s Quarterly Report on Form 10-Q, filed with the SEC on May 3, 2018.

10.37#

Offer Letter from Allergan plc to Matthew M. Walsh, dated January 30, 2018 (incorporated by reference to Exhibit 10.2 to Allergan plc’s Amended Quarterly Report on Form 10-Q/A, filed with the SEC on May 25, 2018).

21.1*	Subsidiaries of the Company.

23.1*	Allergan plc Consent of PricewaterhouseCoopers LLP.

23.2*	Warner Chilcott Limited Consent of PricewaterhouseCoopers LLP.

24.1*	Power of Attorney

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Label Definition Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

#	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.

**	Furnished herewith and not “filed” for purposes of Section 18 of the Exchange Act.

ITEM 16.	Form 10-K Summary

Not applicable.

SIGNATURES Registrant

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of February 2020.

ALLERGAN plc

By:	/s/ Brenton L. Saunders
Brenton L. Saunders
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons and in the capacities indicated on the 18th day of February 2020.

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
Robert J. Hugin

*	Director
Peter J. McDonnell, M.D.

*By:	/s/ A. Robert D. Bailey
A. Robert D. Bailey
Attorney-in-fact

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of February 2020.

WARNER CHILCOTT LIMITED

By:	/s/ A. Robert D. Bailey
A. Robert D. Bailey
Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons and in the capacities indicated on the 18th day of February 2020.

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

The following Consolidated Financial Statements of the Registrants and their subsidiaries are required to be included in Item 15:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Allergan plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Allergan plc and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive (loss) income, of equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 4 and Note 20 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for goodwill and income taxes in 2018.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment

As described in Notes 4 and 17 to the consolidated financial statements, the Company has a consolidated goodwill balance of $42,248 million as of December 31, 2019. Management tests goodwill for impairment annually in the second quarter and may perform interim tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit below its carrying amount. The carrying value of each reporting unit is determined by management by assigning the assets and liabilities, including the existing goodwill, to those reporting units. Goodwill is considered impaired if the carrying amount of the net assets exceeds the fair value of a reporting unit. Fair value is estimated by management using a discounted cash flow model. Management’s cash flow projections include significant judgments and assumptions related to the discount rate, revenue forecasts, operating margins, impact of research and development pipeline events, and the long-term revenue growth rate.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment is a critical audit matter are there was significant judgment by management when developing the fair value measurements of the Company’s reporting units. This in turn led to significant auditor judgment, subjectivity and effort in performing procedures to evaluate management’s significant assumptions, including the discount rate, revenue forecasts and the impact of research and development pipeline events. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s reporting units. These procedures also included, among others, testing management’s process for developing the fair value estimates, evaluating the appropriateness of the discounted cash flow models, testing the completeness, accuracy and relevance of underlying data used in the models, and evaluating the significant assumptions used by management, including the discount rate, revenue forecasts and the impact of research and development pipeline events. Evaluating management’s assumptions related to revenue forecasts and the impact of research and development pipeline events involved evaluating whether the assumptions used by management were reasonable considering historical performance of the reporting units, consistency with third party market and industry data or third party analyses, and consistency with evidence obtained in other areas of the audit.  Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow models and certain significant assumptions, including the discount rates.

Acquired In-Process Research and Development – Gastrointestinal (GI) Project Impairment Assessment

As described in Notes 4 and 17 to the consolidated financial statements, the Company has a consolidated in-process research and development (IPR&D) balance of $4,537 million as of December 31, 2019, of which a significant portion relates to a GI Project acquired as part of the Tobira Therapeutics acquisition in 2016. Management tests acquired IPR&D for impairment annually in the second quarter. Additionally, management may perform interim tests if an event occurs or circumstances change that could potentially reduce the fair value of an acquired IPR&D asset below its carrying amount. Acquired IPR&D assets are subject to impairment testing until completion or abandonment of each project. Upon abandonment, the assets are impaired if there is no future alternative use or ability to sell the asset. Fair value is estimated by management using a discounted cash flow model.  Impairment testing requires management to develop significant estimates and assumptions involving the determination of the fair value of the IPR&D asset, including estimated revenues, the probability of success of the project, determination of the appropriate discount rate, assessment of the asset’s life, potential regulatory risks, and net revenue growth curve assumptions.

The principal considerations for our determination that performing procedures relating to the acquired in-process research and development for GI project impairment assessment is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the acquired in-process research and development. This in turn led to significant auditor judgment, subjectivity and effort in performing procedures to evaluate management’s cash flow projections and significant assumptions, including estimated revenues, the probability of success of the project, determination of the appropriate discount rate, assessment of the asset’s life, potential regulatory risks, and net revenue growth curve assumptions.  In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s acquired in-process research and development impairment assessment, including controls over the valuation of the Company’s acquired in-process research and development assets.  These procedures also included, among others, testing management’s process for developing the fair value estimate, evaluating the appropriateness of the discounted cash flow model, testing the completeness, accuracy and relevance of underlying data used in the model, and evaluating the significant assumptions used by management, including estimated revenues, the probability of success of the project, determination of the appropriate discount rate, assessment of the asset’s life, potential regulatory risks, and net revenue growth curve assumptions. Evaluating management’s assumptions related to estimated revenues, the probability of success of the project, determination of the appropriate discount rate, assessment of the asset’s life, potential regulatory risks, and net revenue growth curve assumptions involved evaluating whether the assumptions used by management were reasonable considering the historical performance of similar commercial products, reviewing third party market and industry data or third party analyses, and consistency with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and certain significant assumptions, including the discount rate.

Uncertain Tax Positions

As described in Notes 4 and 20 to the consolidated financial statements, the Company has recorded liabilities for uncertain tax positions of $1,214 million as of December 31, 2019. The Company conducts business globally and as a result, files U.S. federal, state and foreign tax returns. Management strives to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at any time. Inherent in uncertain tax positions are various assumptions, including management’s judgments as to the interpretation of tax law, management’s expectations regarding the outcome of tax authority examinations, as well as the ultimate measurement of potential liabilities.

The principal considerations for our determination that performing procedures relating to uncertain tax positions is a critical audit matter are there was significant judgment used by management when determining uncertain tax positions, including a high degree of estimation uncertainty relative to the numerous and complex tax laws, frequency of tax audits, and potential for significant adjustments as a result of such audits. This in turn led to a high degree of auditor judgment, effort and subjectivity in performing procedures to evaluate the timely identification and accurate measurement of uncertain tax positions. Also, the evaluation of audit evidence available to support the tax liabilities for uncertain tax positions is complex and required significant auditor judgment as the nature of the evidence is often highly subjective, and the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the identification and recognition of the liability for uncertain tax positions, and controls addressing completeness of the uncertain tax positions, as well as controls over measurement of the liability. These procedures also included, among others, (i) testing the information used in the calculation of the liability for uncertain tax positions, including intercompany agreements, international, federal, and state filing positions, and the related final tax returns; (ii) testing the calculation of the liability for uncertain tax positions by jurisdiction, including management’s assessment of the technical merits of tax positions and estimates of the amount of tax benefit expected to be sustained; (iii) testing the completeness of management’s assessment of both the identification of uncertain tax positions and possible outcomes of each uncertain tax position; and (iv) evaluating the status and results of income tax audits with the relevant tax authorities. Professionals with specialized skill and knowledge were used to assist in the evaluation of the completeness and measurement of the Company’s uncertain tax positions, including evaluating the reasonableness of management’s assessment of whether tax positions are more-likely-than-not of being sustained and the amount of potential benefit to be realized, the application of relevant tax laws, and estimated interest and penalties.

Third-Party Managed Care, Medicare Part D and Medicaid Rebates

As described in Note 4 to the consolidated financial statements, the Company’s gross product sales in the United States are reduced by various sales-related deductions including, but not limited to: chargebacks, trade discounts, sales returns and allowances, commercial and government rebates, customer loyalty programs and fee-for-service arrangements with certain distributors which the Company refers to in the aggregate as sales returns and allowances (SRAs) in order to arrive at reported net sales. The estimated SRAs are recorded at the time the Company sells product. The SRAs are recorded as a reduction to gross revenue and have a related balance sheet reserve under accounts receivable or accrued liabilities.  The provisions for third-party managed care, Medicare Part D and Medicaid rebates are estimated by management based on historical payment experience, historical relationship of deductions to gross product revenues, government regulations, estimated utilization or redemption rates, estimated customer inventory levels and current contract sales terms.  The amounts recognized within accrued liabilities for SRAs relating to rebates amounted to $2,103 million as of December 31, 2019. As disclosed by management, the majority of rebates pertain to incentives to indirect customers, including third-party managed care and Medicare Part D rebates and Medicaid rebates.

The principal considerations for our determination that performing procedures relating to third-party managed care, Medicare Part D, and Medicaid rebates is a critical audit matter are there was significant judgment by management due to the significant measurement uncertainty involved in developing these reserves, as the reserves are based on assumptions using historical payment experience, government regulations, estimated utilization or redemption rates, estimated customer inventory levels and current contract sales terms.  This in turn led to significant auditor judgment, effort, and subjectivity in applying procedures relating to these assumptions. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue reductions and associated accruals for the third-party managed care, Medicare Part D, and Medicaid rebate programs, including controls over the assumptions used to estimate these rebates. These procedures also included, among others, (i) developing an independent estimate of the rebates by utilizing historical Company experience and current wholesale/retail inventory levels, (ii) comparing the independent estimate to management’s  estimates, (iii) testing rebate payments processed by the Company, including evaluating those payments for consistency with the contractual and mandated terms of the Company’s rebate arrangements, and (iv) evaluating management’s analysis over the current year movement in rebate accrual balances, including corroborating the movements by obtaining and evaluating relevant supporting documentation. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s application of the US governmental rebate program.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

February 18, 2020

We have served as the Company's auditor since at least 1994. We have not been able to determine the specific year we began serving as auditor of the Company.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of Warner Chilcott Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Warner Chilcott Limited and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive (loss) income, of equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 4 and Note 20 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for goodwill and income taxes in 2018.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 18, 2020

We have served as the Company's auditor since 2014.

ALLERGAN PLC

CONSOLIDATED BALANCE SHEETS

(In millions, except par value and share data)

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$2,503.3	$880.4
Marketable securities	3,411.6	1,026.9
Accounts receivable, net	3,192.3	2,868.1
Inventories	1,133.1	846.9
Current assets held for sale	-	34.0
Prepaid expenses and other current assets	886.4	819.1
Total current assets	11,126.7	6,475.4
Property, plant and equipment, net	1,926.5	1,787.0
Right of use asset - operating leases	490.4	-
Investments and other assets	408.0	1,970.6
Non current assets held for sale	31.7	882.2
Deferred tax assets	576.9	1,063.7
Product rights and other intangibles	37,890.6	43,695.4
Goodwill	42,248.3	45,913.3
Total assets	$94,699.1	$101,787.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,348.7	$4,787.2
Income taxes payable	65.1	72.4
Current portion of long-term debt and capital leases	4,532.5	868.3
Current portion of lease liability - operating	124.4	-
Total current liabilities	11,070.7	5,727.9
Long-term debt and capital leases	18,116.5	22,929.4
Lease liability - operating	446.1	-
Other long-term liabilities	800.9	882.0
Other taxes payable	1,704.8	1,615.5
Deferred tax liabilities	4,363.7	5,501.8
Total liabilities	36,502.7	36,656.6
Commitments and contingencies (Refer to Note 26)
Equity:
Ordinary shares; $0.0001 par value per share; 1,000.0 million shares authorized, 328.6 million and 332.6 million shares issued and outstanding, respectively	-	-
Additional paid-in capital	55,974.9	56,510.0
Retained earnings	991.5	7,258.9
Accumulated other comprehensive income	1,207.2	1,345.2
Total shareholders’ equity	58,173.6	65,114.1
Noncontrolling interest	22.8	16.9
Total equity	58,196.4	65,131.0
Total liabilities and equity	$94,699.1	$101,787.6

See accompanying Notes to the Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Years Ended December 31,
	2019	2018	2017
Net revenues	$16,088.9	$15,787.4	$15,940.7
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	2,493.1	2,191.4	2,168.0
Research and development	1,812.0	2,266.2	2,100.1
Selling and marketing	3,461.7	3,250.6	3,514.8
General and administrative	2,481.8	1,271.2	1,501.9
Amortization	5,856.6	6,552.3	7,197.1
Goodwill impairments	3,552.8	2,841.1	-
In-process research and development impairments	436.0	804.6	1,452.3
Asset sales and impairments, net	440.2	2,857.6	3,927.7
Total operating expenses	20,534.2	22,035.0	21,861.9
Operating (loss)	(4,445.3)	(6,247.6)	(5,921.2)

Interest income	76.8	45.2	67.7
Interest (expense)	(783.0)	(911.2)	(1,095.6)
Other income / (expense), net	32.8	256.7	(3,437.3)
Total other (expense), net	(673.4)	(609.3)	(4,465.2)
(Loss) before income taxes and noncontrolling interest	(5,118.7)	(6,856.9)	(10,386.4)
Provision / (Benefit) for income taxes	146.4	(1,770.7)	(6,670.4)
Net (loss) from continuing operations, net of tax	(5,265.1)	(5,086.2)	(3,716.0)
(Loss) / income from discontinued operations, net of tax	-	-	(402.9)
Net (loss) / income	(5,265.1)	(5,086.2)	(4,118.9)
(Income) attributable to noncontrolling interest	(5.9)	(10.2)	(6.6)
Net (loss) / income attributable to shareholders	(5,271.0)	(5,096.4)	(4,125.5)
Dividends on preferred shares	-	46.4	278.4
Net (loss) / income attributable to ordinary shareholders	$(5,271.0)	$(5,142.8)	$(4,403.9)

(Loss) / income per share attributable to ordinary shareholders - basic:
Continuing operations	$(16.02)	$(15.26)	$(11.99)
Discontinued operations	-	-	(1.20)
Net (loss) / income per share - basic	$(16.02)	$(15.26)	$(13.19)
(Loss) / income per share attributable to ordinary shareholders - diluted:
Continuing operations	$(16.02)	$(15.26)	$(11.99)
Discontinued operations	-	-	(1.20)
Net (loss) / income per share - diluted	$(16.02)	$(15.26)	$(13.19)

Weighted average ordinary shares outstanding:
Basic	329.0	337.0	333.8
Diluted	329.0	337.0	333.8

See accompanying Notes to the Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME

(In millions)

	Years Ended December 31,
	2019	2018	2017
Net (loss) / income	$(5,265.1)	$(5,086.2)	$(4,118.9)
Other comprehensive (loss) / income
Foreign currency translation (losses) / gains	(151.8)	(474.4)	1,248.0
Net impact of other-than-temporary loss on investment in Teva securities	-	-	1,599.4
Unrealized (losses) / gains, net of tax	13.8	(38.1)	111.7
Total other comprehensive (loss) / income, net of tax	(138.0)	(512.5)	2,959.1
Comprehensive (loss) / income	(5,403.1)	(5,598.7)	(1,159.8)
Comprehensive (income) attributable to noncontrolling interest	(5.9)	(10.2)	(6.6)
Comprehensive (loss) / income attributable to ordinary shareholders	$(5,409.0)	$(5,608.9)	$(1,166.4)

See accompanying Notes to the Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2019	2018	2017
Cash Flows From Operating Activities:
Net (loss) / income	$(5,265.1)	$(5,086.2)	$(4,118.9)
Reconciliation to net cash provided by operating activities:
Depreciation	204.5	196.3	171.5
Amortization	5,856.6	6,552.3	7,197.1
Provision for inventory reserve	160.2	96.4	102.2
Share-based compensation	214.3	239.8	293.3
Deferred income tax benefit	(660.9)	(1,255.7)	(7,783.1)
Goodwill impairments	3,552.8	2,841.1	-
In-process research and development impairments	436.0	804.6	1,452.3
Loss on asset sales and impairments, net	440.2	2,857.6	3,927.7
Net income impact of other-than-temporary loss on investment in Teva securities	-	-	3,273.5
Charge to settle Teva related matters	-	-	387.4
Loss on forward sale of Teva shares	-	-	62.9
Gain on sale of Teva securities, net	-	(60.9)	-
Amortization of inventory step-up	-	-	131.7
Gain on sale of businesses	-	(182.6)	-
Non-cash extinguishment of debt	0.2	30.0	(15.7)
Cash (discount) / charge related to extinguishment of debt	-	(45.6)	205.6
Amortization of deferred financing costs	17.5	22.6	27.8
Amortization of right of use assets	130.9	-	-
Contingent consideration adjustments, including accretion	54.1	(106.5)	(133.2)
Other, net	(5.5)	29.0	(37.0)
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	(358.8)	(37.0)	(188.3)
Decrease / (increase) in inventories	(393.4)	(145.7)	(144.8)
Decrease / (increase) in prepaid expenses and other current assets	(78.1)	4.3	27.9
Increase / (decrease) in accounts payable and accrued expenses	1,434.4	151.6	95.9
Increase / (decrease) in income and other taxes payable	1,697.9	(1,191.6)	1,114.1
Increase / (decrease) in other assets and liabilities	(199.1)	(73.7)	29.1
Net cash provided by operating activities	7,238.7	5,640.1	6,079.0
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(375.2)	(253.5)	(349.9)
Additions to product rights and other intangibles	(58.3)	-	(614.3)
Additions to investments	(3,938.0)	(2,471.7)	(9,783.8)
Proceeds from sale of investments and other assets	1,569.6	6,259.3	15,153.3
Payments to settle Teva related matters	-	(466.0)	-
Proceeds from sales of property, plant and equipment	23.7	30.4	7.1
Acquisitions of businesses, net of cash acquired	(80.6)	-	(5,290.4)
Net cash provided by / (used in) investing activities	(2,858.8)	3,098.5	(878.0)
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness, including credit facility	11.9	2,657.0	3,550.0
Payments on debt, including capital lease obligations and credit facility	(1,044.9)	(8,804.5)	(6,413.6)
Debt issuance and other financing costs	-	(10.4)	(20.6)
Cash charge related to extinguishment of debt	-	-	(205.6)
Payments of contingent consideration and other financing	(9.3)	(30.9)	(511.6)
Proceeds from stock plans	91.2	102.4	183.4
Proceeds from forward sale of Teva securities	-	465.5	-
Payments to settle Teva related matters	-	(234.0)	-
Repurchase of ordinary shares	(840.6)	(2,775.4)	(493.0)
Dividends paid	(974.4)	(1,049.8)	(1,218.2)
Net cash (used in) financing activities	(2,766.1)	(9,680.1)	(5,129.2)
Effect of currency exchange rate changes on cash and cash equivalents	9.1	4.7	21.4
Net (decrease) / increase in cash and cash equivalents	1,622.9	(936.8)	93.2
Cash and cash equivalents at beginning of period	880.4	1,817.2	1,724.0
Cash and cash equivalents at end of period	$2,503.3	$880.4	$1,817.2
Supplemental Disclosures of Cash Flow Information:
Cash paid / (received) during the year for:
Income taxes other, net of refunds	$(876.5)	$717.4	$(5.1)
Interest	$784.9	$965.7	$1,144.4
Schedule of Non-Cash Investing and Financing Activities:
Conversion of mandatory convertible preferred shares	$-	$4,929.7	$-
Settlement of Teva Shares	$-	$465.5	$-
Settlement of secured financing	$-	$(465.5)	$-
Non-cash equity issuance for the acquisition of Zeltiq net assets	$-	$-	$8.5
Dividends accrued	$1.1	$1.4	$24.6

See accompanying Notes to the Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF EQUITY

(In millions)

						Retained	Accumulated
					Additional	Earnings/	Other
	Ordinary Shares		Preferred Shares		Paid-in-	(Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income / (Loss)	Interest	Total
BALANCE, January 1, 2017	334.9	$-	5.1	$4,929.7	$53,958.9	$18,342.5	$(1,038.4)	$7.8	76,200.5
Comprehensive (loss):
Net (loss) attributable to shareholders	-	-	-	-	-	(4,125.5)	-	-	(4,125.5)
Other comprehensive income, net of tax	-	-	-	-	-	-	1,359.7	-	1,359.7
Net impact of other-than-temporary loss on investment in Teva securities	-	-	-	-	-	-	1,599.4	-	1,599.4
Share-based compensation	-	-	-	-	293.3	-	-	-	293.3
Issuance for the Zeltiq acquisition	-	-	-	-	8.5	-	-	-	8.5
Ordinary shares issued under employee stock plans	2.2	-	-	-	183.4	-	-	-	183.4
Impact of change in accounting for share- based compensation plans	-	-	-	-	62.4	(41.6)	-	-	20.8
Dividends declared	-	-	-	-	-	(1,218.2)	-	-	(1,218.2)
Repurchase of ordinary shares under the share repurchase programs including repurchases under the ASR program	(6.8)	-	-	-	(450.0)	-	-	-	(450.0)
Repurchase of ordinary shares	(0.1)	-	-	-	(43.0)	-	-	-	(43.0)
Movement in noncontrolling interest	-	-	-	-	-	-	-	8.2	8.2
BALANCE, December 31, 2017	330.2	$-	5.1	$4,929.7	$54,013.5	$12,957.2	$1,920.7	$16.0	$73,837.1
Comprehensive (loss):
Net (loss) attributable to shareholders	-	-	-	-	-	(5,096.4)	-	-	(5,096.4)
Other comprehensive (loss), net of tax	-	-	-	-	-	-	(512.5)	-	(512.5)
Share-based compensation	-	-	-	-	239.8	-	-	-	239.8
Ordinary shares issued under employee stock plans	1.6	-	-	-	102.4	-	-	-	102.4
Dividends declared	-	-	-	-	-	(1,026.6)	-	-	(1,026.6)
Conversion of Mandatory Preferred Shares	17.8	-	(5.1)	(4,929.7)	4,929.7	-	-	-	-
Implementation of new accounting pronouncements	-	-	-	-	-	424.7	(63.0)	-	361.7
Repurchase of ordinary shares under the share repurchase programs	(16.8)	-	-	-	(2,740.4)	-	-	-	(2,740.4)
Repurchase of ordinary shares	(0.2)	-		-	(35.0)	-	-	-	(35.0)
Movement in noncontrolling interest	-	-	-	-	-	-	-	0.9	0.9
BALANCE, December 31, 2018	332.6	$-	-	$-	$56,510.0	$7,258.9	$1,345.2	$16.9	$65,131.0
Implementation of new accounting pronouncements	-	-	-	-	-	(22.0)	-	-	(22.0)
BALANCE, January 1, 2019	332.6	-	-	-	56,510.0	7,236.9	1,345.2	16.9	65,109.0
Comprehensive (loss):
Net (loss) attributable to shareholders	-	-	-	-	-	(5,271.0)	-	-	(5,271.0)
Other comprehensive (loss), net of tax	-	-	-	-	-	-	(138.0)	-	(138.0)
Share-based compensation	-	-	-	-	214.3	-	-	-	214.3
Ordinary shares issued under employee stock plans	1.6	-	-	-	91.2	-	-	-	91.2
Dividends declared	-	-	-	-	-	(974.4)	-	-	(974.4)
Repurchase of ordinary shares under the share repurchase programs	(5.3)	-	-	-	(800.0)	-	-	-	(800.0)
Repurchase of ordinary shares	(0.3)	-	-	-	(40.6)	-	-	-	(40.6)
Movement in noncontrolling interest		-	-	-	-	-	-	5.9	5.9
BALANCE, December 31, 2019	328.6	-	-	-	55,974.9	991.5	1,207.2	22.8	58,196.4

See accompanying Notes to the Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$2,497.1	$878.6
Marketable securities	3,411.6	1,026.9
Accounts receivable, net	3,192.3	2,868.1
Receivables from Parents	409.3	640.9
Inventories	1,133.1	846.9
Current assets held for sale	-	34.0
Prepaid expenses and other current assets	886.4	818.7
Total current assets	11,529.8	7,114.1
Property, plant and equipment, net	1,926.5	1,787.0
Right of use asset - operating leases	490.4	-
Investments and other assets	408.0	1,970.6
Non current assets held for sale	31.7	882.2
Deferred tax assets	576.9	1,063.7
Product rights and other intangibles	37,890.6	43,695.4
Goodwill	42,248.3	45,913.3
Total assets	$95,102.2	$102,426.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,347.0	$4,787.4
Payables to Parents	2,715.5	2,829.2
Income taxes payable	65.1	72.4
Current portion of long-term debt and capital leases	4,532.5	868.3
Current portion of lease liability - operating	124.4	-
Total current liabilities	13,784.5	8,557.3
Long-term debt and capital leases	18,116.5	22,929.4
Lease liability - operating	446.1	-
Other long-term liabilities	801.4	882.0
Other taxes payable	1,698.6	1,615.5
Deferred tax liabilities	4,363.2	5,501.8
Total liabilities	39,210.3	39,486.0
Commitments and contingencies (Refer to Note 26)
Equity:
Members' capital	64,023.6	65,797.9
Retained earnings	(9,361.7)	(4,219.7)
Accumulated other comprehensive income	1,207.2	1,345.2
Total members’ equity	55,869.1	62,923.4
Noncontrolling interest	22.8	16.9
Total equity	55,891.9	62,940.3
Total liabilities and equity	$95,102.2	$102,426.3

See accompanying Notes to the Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Years Ended December 31,
	2019	2018	2017
Net revenues	$16,088.9	$15,787.4	$15,940.7
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	2,493.1	2,191.4	2,168.0
Research and development	1,812.0	2,266.2	2,100.1
Selling and marketing	3,461.7	3,250.6	3,514.8
General and administrative	2,330.8	1,177.5	1,402.3
Amortization	5,856.6	6,552.3	7,197.1
Goodwill impairments	3,552.8	2,841.1	-
In-process research and development impairments	436.0	804.6	1,452.3
Asset sales and impairments, net	440.2	2,857.6	3,927.7
Total operating expenses	20,383.2	21,941.3	21,762.3
Operating (loss)	(4,294.3)	(6,153.9)	(5,821.6)

Interest income	76.8	270.1	166.3
Interest (expense)	(783.0)	(911.2)	(1,095.6)
Other income / (expense), net	32.8	256.7	(3,437.3)
Total other (expense), net	(673.4)	(384.4)	(4,366.6)
(Loss) before income taxes and noncontrolling interest	(4,967.7)	(6,538.3)	(10,188.2)
Provision / (Benefit) for income taxes	146.4	(1,776.4)	(6,670.4)
Net (loss) from continuing operations, net of tax	(5,114.1)	(4,761.9)	(3,517.8)
(Loss) / income from discontinued operations, net of tax	-	-	(402.9)
Net (loss) / income	(5,114.1)	(4,761.9)	(3,920.7)
(Income) attributable to noncontrolling interest	(5.9)	(10.2)	(6.6)
Net (loss) / income attributable to members	$(5,120.0)	$(4,772.1)	$(3,927.3)

See accompanying Notes to the Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME

(In millions)

	Years Ended December 31,
	2019	2018	2017
Net (loss) / income	$(5,114.1)	$(4,761.9)	$(3,920.7)
Other comprehensive (loss) / income
Foreign currency translation (losses) / gains	(151.8)	(474.4)	1,248.0
Net impact of other-than-temporary loss on investment in Teva securities	-	-	1,599.4
Unrealized (losses) / gains, net of tax	13.8	(38.1)	111.7
Total other comprehensive (loss) / income, net of tax	(138.0)	(512.5)	2,959.1
Comprehensive (loss) / income	(5,252.1)	(5,274.4)	(961.6)
Comprehensive (income) attributable to noncontrolling interest	(5.9)	(10.2)	(6.6)
Comprehensive (loss) / income attributable to members	$(5,258.0)	$(5,284.6)	$(968.2)

See accompanying Notes to the Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2019	2018	2017
Cash Flows From Operating Activities:
Net (loss) / income	$(5,114.1)	$(4,761.9)	$(3,920.7)
Reconciliation to net cash provided by operating activities:
Depreciation	204.5	196.3	171.5
Amortization	5,856.6	6,552.3	7,197.1
Provision for inventory reserve	160.2	96.4	102.2
Share-based compensation	214.3	239.8	293.3
Deferred income tax benefit	(660.9)	(1,255.7)	(7,783.1)
Goodwill impairments	3,552.8	2,841.1	-
In-process research and development impairments	436.0	804.6	1,452.3
Loss on asset sales and impairments, net	440.2	2,857.6	3,927.7
Net income impact of other-than-temporary loss on investment in Teva securities	-	-	3,273.5
Charge to settle Teva related matters	-	-	387.4
Loss on forward sale of Teva shares	-	-	62.9
Gain on sale of Teva securities, net	-	(60.9)	-
Amortization of inventory step-up	-	-	131.7
Gain on sale of businesses	-	(182.6)	-
Non-cash extinguishment of debt	0.2	30.0	(15.7)
Cash (discount) / charge related to extinguishment of debt	-	(45.6)	205.6
Amortization of deferred financing costs	17.5	22.6	27.8
Amortization of right of use asset	130.9
Contingent consideration adjustments, including accretion	54.1	(106.5)	(133.2)
Other, net	(5.5)	29.0	(37.0)
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	(358.8)	(37.0)	(188.3)
Decrease / (increase) in inventories	(393.4)	(145.7)	(144.8)
Decrease / (increase) in prepaid expenses and other current assets	(78.5)	4.7	28.8
Increase / (decrease) in accounts payable and accrued expenses	1,436.3	151.4	121.7
Increase / (decrease) in income and other taxes payable	1,697.9	(1,191.6)	1,114.1
Increase / (decrease) in other assets and liabilities, including receivable / payable with Parents	(305.5)	(46.3)	(45.5)
Net cash provided by operating activities	7,284.8	5,992.0	6,229.3
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(375.2)	(253.5)	(349.9)
Additions to product rights and other intangibles	(58.3)	-	(614.3)
Sale of businesses to Teva	-	-	-
Additions to investments	(3,938.0)	(2,471.7)	(9,783.8)
Proceeds from the sale of investments and other assets	1,569.6	6,259.3	15,153.3
Payments to settle Teva related matters	-	(466.0)	-
Proceeds from sales of property, plant and equipment	23.7	30.4	7.1
Acquisitions of businesses, net of cash acquired	(80.6)	-	(5,290.4)
Net cash provided by / (used in) investing activities	(2,858.8)	3,098.5	(878.0)
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness, including credit facility	11.9	2,657.0	3,550.0
Payments on debt, including capital lease obligations and credit facility	(1,044.9)	(8,804.5)	(6,413.6)
Debt issuance and other financing costs	-	(10.4)	(20.6)
Cash charge related to extinguishment of debt	-	-	(205.6)
Payments of contingent consideration and other financing	(9.3)	(30.9)	(511.6)
Proceeds from forward sale of Teva securities	-	465.5	-
Payments to settle Teva related matters	-	(234.0)	-
Dividends to Parents	(1,774.3)	(4,075.6)	(1,668.2)
Net cash (used in) financing activities	(2,816.6)	(10,032.9)	(5,269.6)
Effect of currency exchange rate changes on cash and cash equivalents	9.1	4.7	21.4
Net (decrease) / increase in cash and cash equivalents	1,618.5	(937.7)	103.1
Cash and cash equivalents at beginning of period	878.6	1,816.3	1,713.2
Cash and cash equivalents at end of period	$2,497.1	$878.6	$1,816.3
Supplemental Disclosures of Cash Flow Information:
Cash paid / (received) during the year for:
Income taxes other, net of refunds	$(876.5)	$717.4	$(5.1)
Interest	$784.9	$965.7	$1,144.4
Schedule of Non-Cash Investing and Financing Activities:
Settlement of Teva Shares	$-	$465.5	$-
Settlement of secured financing	$-	$(465.5)	$-
Non-cash dividends to Parents	$-	$9,344.3	$4,203.9

See accompanying Notes to the Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF EQUITY

(In millions, except share data)

	Members' Capital
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Noncontrolling Interest	Total
BALANCE, January 1, 2017	100.0	$72,935.1	$16,189.0	$(1,038.4)	$7.8	$88,093.5
Comprehensive (loss):
Net (loss) attributable to members	-	-	(3,927.3)	-	-	(3,927.3)
Other comprehensive income, net of tax	-	-	-	1,359.7	-	1,359.7
Net impact of other-than-temporary loss on investment in Teva securities	-	-	-	1,599.4	-	1,599.4
Impact of change in accounting for share- based compensation plans	-	-	20.8	-	-	20.8
Dividends to Parents	-	-	(5,872.1)	-	-	(5,872.1)
Movement in noncontrolling interest	-	-	-	-	8.2	8.2
BALANCE, December 31, 2017	100.0	$72,935.1	$6,410.4	$1,920.7	$16.0	$81,282.2
Comprehensive (loss):
Net (loss) attributable to members	-	-	(4,772.1)	-	-	(4,772.1)
Other comprehensive (loss), net of tax	-	-	-	(512.5)	-	(512.5)
Dividends to Parents	-	(7,137.2)	(6,282.7)	-	-	(13,419.9)
Implementation of new accounting pronouncements	-	-	424.7	(63.0)	-	361.7
Movement in noncontrolling interest	-	-	-	-	0.9	0.9
BALANCE, December 31, 2018	100.0	65,797.9	(4,219.7)	1,345.2	16.9	62,940.3
Implementation of new accounting pronouncements	-	-	(22.0)	-	-	(22.0)
BALANCE, January 1, 2019	100.0	65,797.9	(4,241.7)	1,345.2	16.9	62,918.3
Comprehensive (loss):
Net (loss) attributable to members	-	-	(5,120.0)	-	-	(5,120.0)
Other comprehensive (loss), net of tax	-	-		(138.0)	-	(138.0)
Dividends to Parents	-	(1,774.3)	-	-	-	(1,774.3)
Movement in noncontrolling interest	-	-	-	-	5.9	5.9
BALANCE, December 31, 2019	100.0	64,023.6	(9,361.7)	1,207.2	22.8	55,891.9

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

On October 25, 2019, in connection with the AbbVie Transaction, AbbVie commenced offers to exchange all Allergan Senior Notes issued by Allergan and maturing from September 15, 2020 through March 15, 2045 for up to approximately $19.6 billion aggregate principal amount of new notes to be issued by AbbVie and cash.  In conjunction with the exchange offer, AbbVie solicited and obtained consents from eligible holders of the Allergan Senior Notes to amend each of the indentures governing the Allergan Senior Notes to eliminate substantially all of the restrictive covenants in such indentures and eliminate any guarantees of the related Allergan Senior Notes. Consummation of  the exchange offer is conditioned upon, among other things, the closing of the AbbVie Transaction.  The exchange offers are expected to close, and such amendments are expected to become operative,  on or about the closing date of the AbbVie Transaction.

On January 27, 2020, in connection with the AbbVie Transaction, Allergan announced that it entered into definitive agreements to divest (a) brazikumab, an IL-23 inhibitor currently being evaluated in a phase IIb/III study as a potential treatment for Crohn’s Disease and in a phase II study for ulcerative colitis, and (b) Zenpep®, a product approved for treating exocrine pancreatic insufficiency due to cystic fibrosis and other conditions, and Viokace®, another pancreatic enzyme preparation. These agreements were made in conjunction with the ongoing regulatory approval process for the AbbVie Transaction. AstraZeneca plc will acquire brazikumab, including global development and commercial rights.  Nestle SA will acquire Zenpep® and Viokace®.  The closing of the divestiture of brazikumab is contingent upon receipt of U.S. Federal Trade Commission and European Commission approval, the closing of the divestitures of Zenpep® and Viokace® is contingent upon receipt of of U.S. Federal Trade Commission approval, and closings of both divestitures are contingent upon the closing of the AbbVie Transaction and the satisfaction of other customary closing conditions.

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

Except where otherwise indicated, and excluding certain insignificant cash and non-cash transactions at the Allergan plc level, the consolidated financial statements and disclosures are for two separate registrants, Allergan plc and Warner Chilcott Limited. The results of Warner Chilcott Limited are consolidated into the results of Allergan plc. Due to the de minimis activity between Allergan plc and Warner Chilcott Limited, references throughout this document relate to both Allergan plc and Warner Chilcott Limited. Refer to “Note 3 —Reconciliation of Warner Chilcott Limited results to Allergan plc results” in the accompanying “Notes to the Consolidated Financial Statements” in this document for a summary of the details on the differences between Allergan plc and Warner Chilcott Limited.

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

	December 31, 2019			December 31, 2018
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
Cash and cash equivalents	$2,503.3	$2,497.1	$6.2	$880.4	$878.6	$1.8
Prepaid expenses and other current assets	886.4	886.4	-	819.1	818.7	0.4
Accounts payable and accrued liabilities	6,348.7	6,347.0	1.7	4,787.2	4,787.4	(0.2)
Other taxes payables	1,704.8	1,698.6	6.2	1,615.5	1,615.5	-
Deferred tax liabilities	4,363.7	4,363.2	0.5	5,501.8	5,501.8	-
Total Equity	58,196.4	55,891.9	2,304.5	65,131.0	62,940.3	2,190.7

	Year Ended December 31, 2019			Year Ended December 31, 2018			Year Ended December 31, 2017
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
General and administrative expenses	$2,481.8	$2,330.8	$151.0	$1,271.2	$1,177.5	$93.7	$1,501.9	$1,402.3	$99.6
Operating (loss)	(4,445.3)	(4,294.3)	(151.0)	(6,247.6)	(6,153.9)	(93.7)	(5,921.2)	(5,821.6)	(99.6)
Interest Income	76.8	76.8	-	45.2	270.1	(224.9)	67.7	166.3	(98.6)
Other income / (expense), net	32.8	32.8	-	256.7	256.7	-	(3,437.3)	(3,437.3)	-
(Loss) before income taxes and noncontrolling interest	(5,118.7)	(4,967.7)	(151.0)	(6,856.9)	(6,538.3)	(318.6)	(10,386.4)	(10,188.2)	(198.2)
Net (loss) from continuing operations, net of tax	(5,265.1)	(5,114.1)	(151.0)	(5,086.2)	(4,761.9)	(324.3)	(3,716.0)	(3,517.8)	(198.2)
Net (loss) / income	(5,265.1)	(5,114.1)	(151.0)	(5,086.2)	(4,761.9)	(324.3)	(4,118.9)	(3,920.7)	(198.2)
Dividends on preferred shares	-	-	-	46.4	-	46.4	278.4	-	278.4
Net (loss) / income attributable to ordinary shareholders/members	(5,271.0)	(5,120.0)	(151.0)	(5,142.8)	(4,772.1)	(370.7)	(4,403.9)	(3,927.3)	(476.6)

The differences between general and administrative expenses in the years ending December 31, 2019, 2018 and 2017 were due to corporate related expenses incurred at Allergan plc as well as transaction costs. The differences in total equity were due to historical differences in the results of operations of the companies and differences in equity awards.

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

Implementation of New Guidance

In February 2016, the Financial Accounting Standards Board (“FASB”) established Topic 842, Leases, by issuing Accounting Standards Update (“ASU”) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard established a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

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

When evaluating whether a contract contains a lease under the new standard, the Company considers whether (1) the contract explicitly or implicitly identifies assets that are contractually defined and (2) the Company obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract. The Company does not have the right to use an identified asset if the supplier has the substantive right to substitute the asset throughout the period without the Company’s approval.

The new standard provided a number of optional practical expedients in transition, the Company elected the ‘package of practical expedients’ which permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs under the new standard. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter was not applicable to the Company.

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

The cumulative effective adjustment as of the effective date of $22.0 million was recorded on January 1, 2019 to opening retained earnings.  The Company has an immaterial amount of finance leases.

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

Refer to “NOTE 14 – Leases” for further information related to the Company’s leases.

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

Product Rights and Other Definite Lived Intangible Assets

Our product rights and other definite lived intangible assets are stated at cost, less accumulated amortization, and are amortized using the economic benefit model or the straight-line method, if results are materially aligned, over their estimated useful lives. We determine amortization periods for product rights and other definite lived intangible assets based on our assessment of various factors impacting estimated cash flows. Such factors include the product’s position in its life cycle, the existence or absence of like products in the market, various other competitive and regulatory issues, and contractual terms. Significant changes to any of these factors may result in an impairment, a reduction in the intangibles’ useful life or an acceleration of related amortization expense, which could cause our net results to decline.

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

Goodwill and Intangible Assets with Indefinite Lives

The Company tests goodwill and intangible assets with indefinite lives for impairment annually in the second quarter. Additionally, the Company may perform interim tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit or an indefinite lived intangible asset below its carrying amount such as those first and second quarter 2019 triggering events relating to the Company’s General Medicine Reporting Unit as discussed in “NOTE 17 — Goodwill, Product Rights and Other Intangible Assets”. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units.

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

Goodwill is considered impaired if the carrying amount of the net assets exceeds the fair value of the reporting unit. Fair value is estimated by management using a discounted cash flow model. Management’s cash flow projections include significant judgments and assumptions related to the discount rate, revenue forecasts, operating margins, impact of research and development pipeline events, and the long-term revenue growth rate. Impairment, if any, would be recorded in operating income / (loss) and this could result in a material impact to net income / (loss) and income / (loss) per share.

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

Contingent Consideration

We determine the acquisition date fair value of contingent consideration obligations for business acquisitions based on a probability-weighted income approach derived from revenue estimates, post-tax gross profit levels and a probability assessment with respect to the likelihood of achieving contingent obligations including contingent payments such as milestone obligations, royalty obligations and contract earn-out criteria, where applicable. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined using the fair value concepts defined in ASC Topic 820 “Fair Value Measurement,” (“ASC 820”). The resultant probability-weighted cash flows are discounted using an appropriate effective annual interest rate. At each reporting date, the contingent consideration obligation will be revalued to estimated fair value and changes in fair value will be reflected as income or expense in our consolidated statement of operations. Changes in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of future revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations. Changes in assumptions utilized in our contingent consideration fair value estimates could result in an increase or decrease in our contingent consideration obligation and a corresponding charge or reduction to operating results.  Refer to “NOTE 25 — Fair Value Measurement” for additional details regarding the fair value of contingent consideration.

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

Refer to “NOTE 22 – Segments” for our revenues disaggregated by product and segment and our revenues disaggregated by geography for our international segment.  We believe this level of disaggregation best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

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

The following table summarizes the activity from continuing operations in the Company’s major categories of SRA ($ in millions):

	Chargebacks	Rebates	Returns and Other Allowances	Cash Discounts	Total
Balance at December 31, 2017	$77.2	$1,799.2	$517.6	$36.5	$2,430.5
Provision related to sales in 2018	1,117.7	5,464.7	1,725.3	322.2	8,629.9
Credits and payments	(1,133.1)	(5,355.4)	(1,676.3)	(328.0)	(8,492.8)
Balance at December 31, 2018	$61.8	$1,908.5	$566.6	$30.7	$2,567.6
Provision related to sales in 2019	1,123.5	6,153.8	1,625.1	337.3	9,239.7
Credits and payments	(1,117.5)	(5,959.0)	(1,559.3)	(331.0)	(8,966.8)
Balance at December 31, 2019	$67.8	$2,103.3	$632.4	$37.0	$2,840.5
Contra accounts receivable at December 31, 2019	$67.8	$101.5	$35.7	$37.0	$242.0
Accounts payable and accrued expenses at December 31, 2019	$-	$2,001.8	$596.7	$-	$2,598.5

The following table summarizes the balance sheet classification of our SRA reserves ($ in millions):

	December 31, 2019	December 31, 2018
Contra accounts receivable	$242.0	$207.7
Accounts payable and accrued expenses	2,598.5	2,359.9
Total	$2,840.5	$2,567.6

The SRA provisions recorded to reduce gross product sales to net product sales, excluding discontinued operations, were as follows ($ in millions):

	Years Ended December 31,
	2019	2018	2017
Gross product sales	$24,968.8	$24,056.9	$23,688.4
Provisions to reduce gross product sales to net products sales	(9,239.7)	(8,629.9)	(8,120.0)
Net product sales	$15,729.1	$15,427.0	$15,568.4
Percentage of SRA provisions to gross sales	37.0%	35.9%	34.3%

Collectability Assessment

At the time of contract inception or customer account set-up, the Company performs a collectability assessment on the creditworthiness of such customer. The Company assesses the probability that the Company will collect the consideration to which it will be entitled in exchange for the goods sold. In evaluating collectability, the Company considers the customer’s ability and intention to pay consideration when it is due. On a recurring basis, the Company estimates the amount of receivables considered uncollectible after sale to the customer to reflect allowances for doubtful accounts.  Provision for bad debts, included in general and administrative expenses, were $35.8 million, $18.5 million and $11.6 million in the years ended December 31, 2019, 2018 and 2017, respectively.

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

Litigation and Contingencies

The Company is involved in various legal proceedings in the normal course of its business, including product liability litigation, intellectual property litigation, employment litigation and other litigation. Additionally, the Company, in consultation with its counsel, assesses the need to record a liability for contingencies on a case-by-case basis in accordance with FASB Accounting Standards Codification (“ASC”) Topic 450 “Contingencies” (“ASC 450”). Accruals are recorded when the Company determines that a loss related to a matter is both probable and reasonably estimable. These accruals are adjusted periodically as assessment efforts progress or as additional information becomes available. Refer to “NOTE 26 — Commitments and Contingencies” for more information.

R&D Activities

R&D activities are expensed as incurred and consist of self-funded R&D costs, the costs associated with work performed under collaborative R&D agreements, regulatory fees, and acquisition and license related milestone payments, if any.

As of December 31, 2019, we are developing a number of products, some of which utilize novel drug delivery systems, through a combination of internal and collaborative programs including but not limited to the following:

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

In addition to the projects listed in the table above, the Company continues to develop brazikumab, a gastrointestinal development project for indications of Crohn’s disease and ulcerative colitis. On January 27, 2020, in connection with the AbbVie Transaction, Allergan announced that it entered into a definitive agreement to divest brazikumab. This agreement was made in conjunction with the ongoing regulatory approval process for a AbbVie Transaction. AstraZeneca plc will acquire brazikumab, including global development and commercial rights.  The closing of the divestiture of brazikumab is contingent upon receipt of U.S. Federal Trade Commission and European Commission approval, closing of the AbbVie Transaction and the satisfaction of other customary closing conditions.

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

Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first financial reporting period in which that threshold is no longer met. Inherent in these tax positions are various assumptions, including management’s judgments as to the interpretation of tax law, management’s expectations regarding the outcome of tax authority examinations, as well as the ultimate measurement of potential liabilities. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within the consolidated statements of operations as income tax expense.

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

A reconciliation of the numerators and denominators of basic and diluted EPS follows ($ in millions, except per share amounts):

	Years Ended December 31,
	2019	2018	2017
Net (loss) / income:
Net (loss) attributable to ordinary shareholders excluding (loss) / income from discontinued operations, net of tax	$(5,271.0)	$(5,142.8)	$(4,001.0)
(Loss) / income from discontinued operations, net of tax	-	-	(402.9)
Net (loss) / income attributable to ordinary shareholders	$(5,271.0)	$(5,142.8)	$(4,403.9)

Basic weighted average ordinary shares outstanding	329.0	337.0	333.8

Basic EPS:
Continuing operations	$(16.02)	$(15.26)	$(11.99)
Discontinued operations	$-	$-	$(1.20)
Net (loss) / income per share	$(16.02)	$(15.26)	$(13.19)

Dividends per ordinary share	$2.96	$2.88	$2.80

Diluted weighted average ordinary shares outstanding	329.0	337.0	333.8

Diluted EPS:
Continuing operations	$(16.02)	$(15.26)	$(11.99)
Discontinued operations	$-	$-	$(1.20)
Net (loss) / income per share	$(16.02)	$(15.26)	$(13.19)

Stock awards to purchase 2.1 million, 2.3 million, and 3.8 million ordinary shares for the years ended December 31, 2019, 2018 and 2017, respectively, were outstanding, but not included in the computation of diluted EPS, because the awards were anti-dilutive for continuing operations and as such the treatment for discontinued operations was also anti-dilutive.

The Company’s preferred shares were converted to ordinary shares on March 1, 2018.  The weighted average impact of ordinary share equivalents of 2.9 million for the year ended December 31, 2018, which would result from the mandatory conversion of the Company’s preferred shares at the beginning of the period, were not included in the calculation of diluted EPS as their impact would be anti-dilutive.  Similarly, the anti-diluted weighted average impact of ordinary share equivalents upon mandatory conversion of the preferred shares for the year ended December 31, 2017 were excluded from in the calculation of diluted EPS.

Refer to “NOTE 21 –Shareholders’ Equity” for further discussion on the Company’s share repurchase programs.

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

Restructuring Costs

The Company records liabilities for costs associated with exit or disposal activities in the period in which the liability is incurred. In accordance with existing benefit arrangements, employee severance costs are accrued when the restructuring actions are probable and estimable. Costs for one-time termination benefits in which the employee is required to render service until termination in order to receive the benefits are recognized ratably over the future service period. The Company also incurs costs with contract terminations and costs of transferring products as part of restructuring activities. Refer to “NOTE 23 — Business Restructuring Charges” for more information.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) that simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. It also provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted.  The Company is evaluating the impact, if any, that this pronouncement will have on our financial position and results of operations.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606.  The ASU provides more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants and only allows a company to present units of account in collaborative arrangements that are within the scope of the revenue recognition standard together with revenue accounted for under the revenue recognition standard. The parts of the collaborative arrangement that are not in the scope of the revenue recognition standard should be presented separately from revenue accounted for under the revenue recognition standard.  The amendments in ASU No. 2018-18 are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  The Company evaluated the impact of this pronouncement and concluded that the guidance does not have a material impact on our financial position and results of operations.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), relating to a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by a vendor (i.e. a service contract). Under the new guidance, a customer will apply the same criteria for capitalizing implementation costs as it would for an arrangement that has a software license.  The new guidance also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense, and requires additional quantitative and qualitative disclosures. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application is permitted.  The Company will adopt the new guidance prospectively to eligible costs incurred on or after the date this guidance is first applied. The Company evaluated the impact of this pronouncement. The guidance is not expected to have a material impact on our financial position and results of operations.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which removes, adds and modifies certain disclosure requirements for fair value measurements in Topic 820. The Company will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and the valuation processes of Level 3 fair value measurements. However, the Company will be required to additionally disclose the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements, and the range and weighted average of assumptions used to develop significant unobservable inputs for Level 3 fair value measurements. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  The amendments relating to additional disclosure requirements will be applied prospectively for only the most recent interim or annual period presented in the initial year of adoption. All other amendments will be applied retrospectively to all periods presented upon their effective date. The Company is permitted to early adopt either the entire ASU or only the provisions that eliminate or modify the requirements. The Company evaluated the impact of this pronouncement and concluded that the guidance does not have a material impact on our financial position and results of operations.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets including trade receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company evaluated the impact of this pronouncement and concluded that the guidance does not have a material impact on our financial position and results of operations.

NOTE 5 — Business Developments

2019 Business Development

The following transaction was completed in the year ended December 31, 2019.

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

2018 Business Developments

The following are the transactions that were completed or announced in the year ended December 31, 2018.

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

Divestitures

Aclaris Therapeutics, Inc.

On November 30, 2018, the Company divested Rhofade® to Aclaris Therapeutics, Inc.  Under the terms of the agreement, the purchase price included an upfront cash payment, a potential development milestone payment for an additional dermatology product, and tiered payments based on annual net sales of Rhofade®, which have a fair value estimated to be $51.8 million as of December 31, 2019.  As a result of this transaction, the Company recorded a net loss of $266.2 million for the year ended December 31, 2018, which is included as a component of “Asset sales and impairments, net”.

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

2017 Business Developments

The following are the transactions that were completed or announced in the year ended December 31, 2017.

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

During the years ended December 31, 2019 and 2018, the Company paid royalties to the Saint Regis Mohawk Tribe of $10.1 million and $15.0 million, respectively, which were recorded within cost of sales.  As of December 31, 2019, the Company has no future royalty obligations to the Saint Regis Mohawk Tribe.

NOTE 6 — Assets Held for Sale

The following represents the assets held for sale ($ in millions):

	December 31,	December 31,
	2019	2018
Assets held for sale:
Inventories	$-	$34.0
Property, plant and equipment, net	31.7	32.8
Product rights and other intangibles	-	849.4
Total assets held for sale	$31.7	$916.2

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

NOTE 7 — Collaborations

The Company has ongoing transactions with other entities through collaboration agreements. The following represent the material collaboration agreements impacting the years ended December 31, 2019, 2018 and 2017.

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

            In 2017, the FDA approved MVASI ™, a biosimilar of Avastin, for the treatment of five types of cancer. In 2018, the European Commission granted marketing authorization for MVASI ™ and KANJINTI™. In 2019, the FDA approved KANJINTI ™. As a result of these approvals, the Company can achieve certain commercial and sales based milestones and receive royalties based on the net sales of the products.  In the year ended December 31, 2019, the Company recorded $25.0 million in milestone revenue as a result of the approval and launch of KANJINTI ™. In the year ended December 31, 2018, the Company recorded $25.0 million in milestone revenue as a result of the anticipated product launch of MVASI™.

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

In October 2016, pursuant to our agreement with Teva, Teva provided the Company with its proposed estimated adjustment to the closing date working capital balance.  The Company disagreed with Teva’s proposed adjustment, and, pursuant to our agreement with Teva, each of the Company’s and Teva’s proposed adjustments were submitted to arbitration (“Working Capital Arbitration”) to determine the working capital amount in accordance with GAAP as applied by the Company consistent with past practice.  On January 31, 2018, Allergan plc and Teva entered into a Settlement Agreement and Mutual Releases (the “Agreement”).  The Agreement provided that the Company make a one-time payment of $700.0 million to Teva which was paid in the year ended December 31, 2018; the Company and Teva jointly dismissed their working capital dispute arbitration, and the Company and Teva released all actual or potential claims under the Master Purchase Agreement, dated July 26, 2015, by and between the Company and Teva, for breach of any representation, warranty, or covenant (other than any breach of a post-closing covenant not known as of the date of the Agreement).  The Company recorded a pre-tax charge of $466.0 million as a component of other (expense) / income, net from discontinued operations relating to the settlement in the year ended December 31, 2017.

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

Financial results of the global generics business and the Anda Distribution business are presented as “(Loss) / income from discontinued operations, net of tax” on the Consolidated Statements of Operations for the year ended December 31, 2017.

The following table presents key financial results of the global generics business and the Anda Distribution business included in “(Loss) / income from discontinued operations, net of tax” for the year ended December 31, 2017 ($ in millions):

2017
Net revenues	$-
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-
Research and development	-
Selling and marketing	-
General and administrative	18.8
Amortization	-
Asset sales and impairments, net	1.2
Total operating expenses	20.0
Operating (loss) / income	(20.0)
Other (expense) / income, net	(470.4)
(Benefit) / provision for income taxes	(87.5)
(Loss) / income from discontinued operations, net of tax	$(402.9)

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

	2019 Grants	2018 Grants	2017 Grants
Dividend yield	1.7 - 2.2%	1.5%	1.2%
Expected volatility	23.5 - 26.4%	27.0%	27.0%
Risk-free interest rate	1.9 - 2.6%	2.2-2.9%	2.0-2.3%
Expected term (years)	7.0	7.0	7.0

Share-Based Compensation Expense

Share-based compensation expense recognized in the Company’s results of operations, including discontinued operations, for the years ended December 31, 2019, 2018 and 2017 was as follows ($ in millions):

	Years Ended December 31,
	2019	2018	2017
Equity-based compensation awards	$214.3	$239.8	$293.3
Cash-settled awards in connection with the Zeltiq Acquisition	-	-	31.5
Non-equity settled awards other	-	-	(16.8)
Total share-based compensation expense	$214.3	$239.8	$308.0

In the years ended December 31, 2019, 2018 and 2017, the related tax benefits were $47.1 million, $53.5 million and $105.0 million, respectively, relating to share-based compensation.

In the year ended December 31, 2017, the income in non-equity settled awards other was due to an actuarial reversal of $16.8 million based on the decline of the total shareholder return metrics.  These awards are cash-settled and fair valued based on a pre-determined total shareholder return metric.

Included in the share-based compensation awards for the years ended December 31, 2019, 2018 and 2017 is the impact of accelerations and step-ups relating to the acquisition accounting treatment of outstanding awards acquired in the Zeltiq Acquisition, the acquisition of Allergan, Inc. (the “Allergan Acquisition”), and the acquisition of Forest Laboratories, Inc. (the “Forest Acquisition”) ($ in millions):

	Years Ended December 31,
	2019	2018	2017
Zeltiq Acquisition	$4.9	$10.1	$47.8
Allergan Acquisition	0.5	8.3	47.1
Forest Acquisition	-	-	10.1
Total	$5.4	$18.4	$105.0

Unrecognized future share-based compensation expense was $296.9 million as of December 31, 2019. This amount will be recognized as an expense over a remaining weighted average period of 1.5 years. Share-based compensation is being amortized and charged to operations over the same period as the restrictions are eliminated for the participants, which is generally on a straight-line basis.

Share Activity

The following is a summary of equity award activity for unvested restricted stock and stock units in the period from December 31, 2018 through December 31, 2019 (in millions, except per share data):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Grant Date Fair Value
Restricted shares / units outstanding at December 31, 2018	2.5	$190.27	1.6	$472.9
Granted	1.5	140.13		210.7
Vested	(0.8)	210.08		(159.6)
Forfeited	(0.1)	174.29		(31.0)
Restricted shares / units outstanding at December 31, 2019	3.1	$159.74	1.4	$493.0

The following is a summary of equity award activity for non-qualified options to purchase ordinary shares in the period from December 31, 2018 through December 31, 2019 (in millions, except per share data):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2018	6.3	$122.74	4.4	$69.0
Granted	0.3	140.56
Exercised	(0.9)	99.71
Cancelled	(0.2)	224.58
Outstanding, vested and expected to vest at December 31, 2019	5.5	$127.27	3.9	$352.9

The increase in the aggregate intrinsic value of the options is primarily related to the increase in the Company’s stock from $133.66 as of December 31, 2018 to $191.17 as of December 31, 2019.

NOTE 10 — Pension and Other Postretirement Benefit Plans

Defined Benefit Plan Obligations

The Company has numerous defined benefit plans offered to employees around the world. For these plans, retirement benefits are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances.  As of December 31, 2019, all of the Company’s plans were frozen for future enrollment.

The service and settlement costs captured as part of the net periodic (benefit) are recorded within general & administrative expenses and the interest costs and expected return on plan assets are recorded within “other income / (expense), net”.  The net periodic (benefit) of the defined benefit plans for continuing operations for the years ended December 31, 2019, 2018 and 2017 was as follows ($ in millions):

	Years Ended December 31,
	2019	2018	2017
Service cost	$1.2	$2.8	$5.5
Interest cost	39.6	38.1	40.7
Expected return on plan assets	(56.3)	(63.8)	(54.5)
Settlement	(0.6)	(0.6)	(0.1)
Net periodic (benefit)	$(16.1)	$(23.5)	$(8.4)

Obligations and Funded Status

Benefit obligation and asset data for the defined benefit plans for continuing operations, was as follows ($ in millions):

	Years Ended December 31,
	2019	2018
Change in Plan Assets
Fair value of plan assets at beginning of year	$1,129.6	$1,235.2
Employer contribution	12.3	14.8
(Loss) / gain on plan assets	221.3	(53.6)
Benefits paid	(38.6)	(41.1)
Settlements	-	(2.9)
Effects of exchange rate changes and other	(2.9)	(22.8)
Fair value of plan assets at end of year	$1,321.7	$1,129.6

	Years Ended December 31,
	2019	2018
Change in Benefit Obligation
Benefit obligation at beginning of the year	$1,227.2	$1,330.0
Service cost	1.2	2.8
Interest cost	39.6	38.1
Actuarial (gain) / loss	143.5	(74.5)
Settlements and other	-	(2.9)
Benefits paid	(38.6)	(41.1)
Effects of exchange rate changes and other	(5.7)	(25.2)
Benefit obligation at end of year	$1,367.2	$1,227.2
Funded status at end of year	$(45.5)	$(97.6)

The following table outlines the funded actuarial amounts ($ in millions):

	Years Ended December 31,
	2019	2018
Noncurrent assets	$57.1	$27.6
Current liabilities	(0.9)	(0.9)
Noncurrent liabilities	(101.7)	(124.3)
	$(45.5)	$(97.6)

The funding status of pension benefits is primarily a function of the different funding incentives that exist outside of the United States. In certain countries, there are no legal requirements or financial incentives provided to companies to pre-fund pension obligations. In these instances, benefit payments are typically paid directly by the Company as they become due.

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

The fair values of the Company’s pension plan assets at December 31, 2019 by asset category are as follows ($ in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investment funds
U.S. equities	$30.6	$-	$-	$30.6
International equities	249.1	-	-	249.1
Other equity securities	65.5	-	-	65.5
Equity securities	$345.2	$-	$-	$345.2

U.S. Treasury bonds	$-	$46.2	$-	$46.2
Bonds and bond funds	-	923.2	-	923.2
Other debt securities	-	-	-	-
Debt securities	$-	$969.4	$-	$969.4
Other investments
Other	-	7.1	-	7.1
Total assets	$345.2	$976.5	$-	$1,321.7

The fair values of the Company’s pension plan assets at December 31, 2018 by asset category are as follows ($ in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investment funds
U.S. equities	$20.6	$-	$-	$20.6
International equities	205.3	-	-	205.3
Other equity securities	49.8	-	-	49.8
Equity securities	$275.7	$-	$-	$275.7

U.S. Treasury bonds	$-	$63.0	$-	$63.0
Bonds and bond funds	-	787.2	-	787.2
Other debt securities	-	-	-	-
Debt securities	$-	$850.2	$-	$850.2
Other investments
Other	-	3.7	-	3.7
Total assets	$275.7	$853.9	$-	$1,129.6

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

	Target Allocation as of December 31,
	2019	2018
Bonds	74.3%	70.6%
Equity securities	22.4%	26.0%
Other investments	3.3%	3.4%

Expected Contributions

Employer contributions to the pension plan during the year ending December 31, 2020 are expected to be $8.5 million for continuing operations.

Expected Benefit Payments

Total expected benefit payments for the Company’s pension plans are as follows ($ in millions):

Expected Benefit Payments
2020	$38.6
2021	40.9
2022	43.1
2023	45.2
2024	47.1
Thereafter	1,152.3
Total liability	$1,367.2

Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service. The majority of the payments will be paid from plan assets and not Company assets.

Information for defined benefit plans with an accumulated benefit obligation in excess of plan assets is presented below ($ in millions):

	Defined Benefit as of December 31,
	2019	2018
Projected benefit obligations	$1,367.2	$1,227.2
Accumulated benefit obligations	$1,362.6	$1,223.5
Plan assets	$1,321.7	$1,129.6

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

Defined Benefit
Balance as of December 31, 2017	$58.2
Net actuarial (loss)	(44.6)
Balance as of December 31, 2018	$13.6
Net actuarial gain	20.3
Balance as of December 31, 2019	$33.9

Actuarial Assumptions

The weighted average assumptions used to calculate the projected benefit obligations of the Company’s defined benefit plans, including assets and liabilities held for sale, are as follows:

	As of December 31,
	2019	2018
Discount rate	2.4%	3.3%
Salary growth rate	3.0%	3.0%

The weighted average assumptions used to calculate the net periodic benefit cost of the Company’s defined benefit plans are as follows:

	As of December 31,
	2019	2018
Discount rate	3.3%	2.9%
Expected rate of return on plan assets	5.1%	5.2%
Salary growth rate	3.0%	3.0%

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

Other Post-Employment Benefit Plans

The Company has post-employment benefit plans.  Accumulated benefit obligation for the defined benefit plans, were as follows ($ in millions):

Accumulated Benefit Obligation
Accumulated benefit obligation as of December 31, 2017	$46.8
Interest cost	1.6
Actuarial charge	(2.6)
Benefits paid	(3.6)
Accumulated benefit obligation as of December 31, 2018	$42.2
Interest cost	1.7
Actuarial charge	2.1
Benefits paid	(3.6)
Accumulated benefit obligation as of December 31, 2019	$42.4

Savings Plans

The Company also maintains certain defined contribution savings plans covering substantially all U.S.-based employees. The Company contributes to the plans based upon the employee contributions. The Company’s expense for contributions to these retirement plans for amounts included in continuing operations was $150.4 million, $128.9 million and $89.1 million in the years ended December 31, 2019, 2018 and 2017, respectively.

NOTE 11 — Other Income / (Expense), Net

Other income / (expense), net consisted of the following ($ in millions):

	Years Ended December 31,
	2019	2018	2017
Teva Share Activity	$-	$60.9	$(3,269.3)
Sale of businesses	-	182.6	-
Debt extinguishment costs as part of the debt tender offer	-	-	(161.6)
Debt extinguishment other	(0.2)	15.6	(27.6)
Other-than-temporary impairments	-	-	(26.1)
Dividend income	-	-	85.2
Naurex recovery	-	-	20.0
Forward sale of Teva shares	-	-	(62.9)
Other (expense) / income, net	33.0	(2.4)	5.0
Other income / (expense), net	$32.8	$256.7	$(3,437.3)

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

Debt Extinguishment Other

During the year ended December 31, 2019, the Company repurchased $249.8 million of senior notes in the open market.  The net gain / (loss) on the debt extinguishments was not material.

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

During the year ended December 31, 2019, the Company redeemed and retired the following senior notes ($ in millions):

	Year Ended December 31, 2019
Tranche	Face Value Retired	Cash Paid for Retirement	Remaining Value at December 31, 2019
3.000% due 2020	$180.7	$180.7	$2,526.0
3.450% due 2022	62.3	62.3	2,878.2
3.800% due 2025	6.8	6.8	3,020.7
Total	$249.8	$249.8	$8,424.9

In the year ended December 31, 2017, the Company repaid $750.0 million of senior notes due in the year ended December 31, 2019.  As a result of the extinguishment, the Company recognized a loss of $27.6 million, within “Other (expense) / income” for the early payment and non-cash write-off of premiums and debt fees related to the repaid notes, including $35.1 million of a make-whole premium.

Other-than-temporary Impairments

The Company recorded other-than-temporary impairment charges on other equity investments and cost method investments of $26.1 million in the year ended December 31, 2017.

Dividend Income

During the years ended December 31, 2017, the Company received dividend income of $85.2 million on the 100.3 million Teva ordinary shares acquired as a result of the Teva Transaction.  On February 8, 2018, Teva suspended all dividends on ordinary shares.

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

Other Income, net

Other income, net includes the mark-to-market gains of $7.7 million and losses of $13.6 million, respectively, on equity securities held by the Company during the years ended December 31, 2019 and 2018.

NOTE 12 — Inventories

Inventories consist of finished goods held for sale and distribution, raw materials and work-in-process. Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The Company writes down inventories to net realizable value based on forecasted demand, market conditions or other factors, which may differ from actual results.

Inventories consisted of the following ($ in millions):

	December 31,	December 31,
	2019	2018
Raw materials	$455.2	$303.2
Work-in-process	246.2	145.7
Finished goods	581.7	520.2
	1,283.1	969.1
Less: inventory reserves	150.0	122.2
Total Inventories	$1,133.1	$846.9

In connection with the voluntary recall of BIOCELL® textured breast implants and tissue expanders, the Company recorded a $68.1 million charge in Cost of Sales, including $42.1 million to write down inventory held by the Company related to the recall, as of December 31, 2019.

NOTE 13 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following ($ in millions):

	December 31,	December 31,
	2019	2018
Accrued expenses:
Accrued third-party rebates	$2,001.8	$1,832.1
Litigation-related reserves and legal fees	1,250.7	92.0
Accrued payroll and related benefits	830.3	694.3
Accrued returns and other allowances	596.7	527.8
Accrued R&D expenditures	184.8	215.5
Interest payable	189.5	191.4
Royalties payable	216.9	155.1
Accrued pharmaceutical fees	125.9	145.3
Accrued severance, retention and other shutdown costs	12.7	71.6
Accrued non-provision taxes	64.6	68.5
Accrued selling and marketing expenditures	61.3	61.1
Current portion of contingent consideration obligations	12.1	8.3
Dividends payable	1.1	1.4
Other accrued expenses	409.9	373.0
Total accrued expenses	$5,958.3	$4,437.4
Accounts payable	390.4	349.8
Total accounts payable and accrued expenses	$6,348.7	$4,787.2

NOTE 14 — Leases

Starting in 2019 leases are accounted for under ASC Topic 842.  The Company has entered into various lease contracts, mainly operating leases for the use of real estate, fleet, and operating equipment.  The Company leases certain assets to limit exposure to the risks of ownership as well as to reduce administrative burdens inherent in the ownership of assets.

Term

The remaining terms for leases other than real estate leases are between 1 and 9 years as of December 31, 2019. For real estate leases, the remaining lease terms are between 1 and 13 years as of December 31, 2019.

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

As of December 31, 2019, the Company had the following operating ROU assets and lease liabilities ($ in millions):

	December 31, 2019
	ROU Asset	Lease Liability
Real estate	$321.2	$386.9
Fleet	115.0	114.9
Other	54.2	68.7
Total operating leases	$490.4	$570.5

December 31, 2019
Current lease liability - operating	$124.4
Long-term lease liability - operating	446.1
Total lease liability - operating	$570.5

Finance leases are not material as of December 31, 2019.

For the year ended December 31, 2019, the Company noted the following lease expense ($ in millions):

Year Ended December 31, 2019
Operating lease expense*	$151.3
Sublease (income)	(14.3)
Net operating lease expense	$137.0
* Includes short-term and variable lease expenses of $9.5 million for the year ended December 31, 2019.

As of December 31, 2019, the Company had the following lease commitments ($ in millions):

Total Payments
2020	$131.6
2021	116.6
2022	88.8
2023	58.3
2024	49.7
2025 and after	192.1
Total undiscounted cash flows	$637.1
Future interest	(66.6)
Total lease liability – operating	$570.5

As of December 31, 2019, the weighted average remaining lease term for operating leases was 6.6 years with a weighted average discount rate of 2.5%.

The ROU assets obtained in exchange for operating lease obligations was $159.9 million for the year ended December 31, 2019.  The cash paid for amounts included in the measurement of operating lease liabilities were $137.2 million for the year ended December 31, 2019.

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

Total Payments
2019	62.5
2020	52.5
2021	47.9
2022	43.3
2023	39.0
Thereafter	173.8
Total minimum lease payments	$419.0

NOTE 15 — Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following as of December 31, 2019 and 2018 ($ in millions):

	Machinery and Equipment	Research and Laboratory Equipment	Transportation/ Other	Land, Buildings and Leasehold Improvements	Construction in Progress	Total
At December 31, 2018	$590.4	$67.4	$529.6	$911.1	$466.7	$2,565.2
Additions	11.5	20.0	25.6	38.9	279.2	375.2
Disposals/transfers/other	82.5	8.4	89.5	41.4	(302.9)	(81.1)
Currency translation	(2.4)	1.2	(1.2)	(1.9)	(0.6)	(4.9)
At December 31, 2019	$682.0	$97.0	$643.5	$989.5	$442.4	$2,854.4
Accumulated depreciation
At December 31, 2018	$284.2	$46.3	$291.4	$156.3	$-	$778.2
Additions	67.3	10.9	77.8	48.5	-	204.5
Disposals/transfers/impairments/other	(23.2)	(0.1)	(9.2)	(20.8)	-	(53.3)
Currency translation	(1.0)	0.8	(0.9)	(0.5)	-	(1.6)
At December 31, 2019	$327.3	$57.9	$359.1	$183.5	$-	$927.8

Property, plant and equipment, net At December 31, 2019	$354.7	$39.1	$284.4	$806.0	$442.4	$1,926.5

NOTE 16 — Prepaid Expenses, Investments and Other Assets

Prepaid expenses and other current assets consisted of the following ($ in millions):

	December 31,	December 31,
	2019	2018
Prepaid taxes	$437.7	$403.8
Prepaid insurance	11.5	16.7
Contingent income	83.6	67.7
Sales and marketing	65.0	41.8
Other	288.6	289.1
Total prepaid expenses and other current assets	$886.4	$819.1

Investments in marketable securities, including those classified in cash and cash equivalents due to the maturity term of the instrument, other investments and other assets consisted of the following ($ in millions):

	December 31,	December 31,
	2019	2018
Marketable securities:
Short-term investments	$3,411.6	$1,026.9
Total marketable securities	$3,411.6	$1,026.9

Investments and other assets:
Deferred executive compensation investments	$89.2	$90.8
Equity method investments	7.6	8.4
Other long-term investments	63.3	37.6
Taxes receivable	41.2	1,674.8
Contingent income	51.8	75.3
Other assets	154.9	83.7
Total investments and other assets	$408.0	$1,970.6

The Company’s marketable securities and other long-term investments are recorded at fair value based on quoted market prices using the specific identification method. These investments are classified as either current or non current, as appropriate, in the Company’s consolidated balance sheets.

During the third quarter of 2019, the Company received  a one-time $1.6 billion refund of taxes previously paid on capital gains. The tax refund was accrued in a prior year.

During the year ended December 31, 2019, the Company entered into a supply arrangement for a diversified brands product which resulted in an upfront payment of $125.0 million and future milestone payments of $120.0 million.  The upfront amount was capitalized as an asset and will be amortized through Cost of Sales over the contract term of five years.  As of December 31, 2019, $39.2 million is recorded in Prepaid Other and $36.7 million is recorded in Other Assets.

Other assets include security and equipment deposits and long-term receivables.

NOTE 17 — Goodwill, Product Rights and Other Intangible Assets

Goodwill

Goodwill for the Company’s reporting segments consisted of the following ($ in millions):

	US Specialized Therapeutics	US General Medicine	International	Total
Balance as of December 31, 2018	$20,675.6	$17,936.6	$7,301.1	$45,913.3
Acquisitions	34.1	-	-	34.1
Impairments	-	(3,552.8)	-	(3,552.8)
Allocation to current segments	(340.0)	340.0	-	-
Foreign exchange and other adjustments	-	-	(146.3)	(146.3)
Balance as of December 31, 2019	$20,369.7	$14,723.8	$7,154.8	$42,248.3

During the second quarter of 2019, the Company changed the operational and management structure for its in-development CGRP receptors, Ubrogepant and Atogepant.  The development products were previously reported within the US Specialized Therapeutics segment and have been transferred to the US General Medicine segment to align these development products with the  management structure and reporting.  These development products were acquired as part of an asset acquisition and were expensed in prior years.  Goodwill of $340.0 million was re-allocated from the US Specialized Therapeutics segment to the US General Medicine segment based on relative fair value as of June 30, 2019.  As a result of the transfer of these development projects, the Company performed its annual goodwill impairment test, both prior to and after, transfer.

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

As of June 30, 2019, the fair value of each of the Company’s other four reporting units exceeded its book value by less than five percent except for the U.S. Botox Therapeutic Reporting Unit.  The General Medicine Reporting Unit, International Reporting Unit, US Eye Care Reporting Unit and US Medical Aesthetics Reporting Unit were the most sensitive to change in future valuation assumptions.  The Company’s US Eye Care Reporting Unit and US Medical Aesthetics Reporting Unit, which are components of its US Specialized Therapeutics Segment, have an allocated goodwill balance of $9,824.8 million and $7,698.8 million, respectively.  While management believes the assumptions used are reasonable and commensurate with the views of a market participant, changes in key assumptions for these Reporting Units, including increasing the discount rate, lowering revenue forecasts, lowering the operating margin, R&D pipeline delays, or lowering the long-term growth rate, could result in a future impairment.  Other market factors and conditions could also result in downward revisions of the Company’s forecasts on future projected cash flows for these reporting units.  Negative events regarding R&D pipeline assets including, but not limited to, Abicipar, Atogepant, Bimatoprost SR, and Ceniciviroc as well as next generation aesthetic products, could lead to further goodwill impairment charges.  As a result of the proposed AbbVie Transaction, a component of the Company’s implied enterprise value contemplates the share price of AbbVie as attributed to the Company.  If the AbbVie share price were to decline, the overall consideration associated with the AbbVie Transaction could be reduced which could result in a future goodwill impairment triggering event.

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

As of December 31, 2019 and 2018, the gross balance of goodwill, prior to the consideration of impairments, was $48,659.4 million and $48,771.7 million, respectively.

Product Rights and Other Intangible Assets

Product rights and other intangible assets consisted of the following for the years ended December 31, 2019 and 2018 ($ in millions):

Cost Basis	Balance as of December 31, 2018	Additions	Impairments	Transfers / Held for Sale	Foreign Currency Translation	Balance as of December 31, 2019
Intangibles with definite lives:
Product rights and other intangibles	$70,235.1	$178.4	$-	$1,936.6	$(132.6)	$72,217.5
Trade name	690.0	-	-	-	-	690.0
Total definite lived intangible assets	$70,925.1	$178.4	$-	$1,936.6	$(132.6)	$72,907.5
Intangibles with indefinite lives:
IPR&D	$5,048.1	$-	$(436.0)	$(75.6)	$-	$4,536.5
Total indefinite lived intangible assets	$5,048.1	$-	$(436.0)	$(75.6)	$-	$4,536.5
Total product rights and other intangibles	$75,973.2	$178.4	$(436.0)	$1,861.0	$(132.6)	$77,444.0

Accumulated Amortization	Balance as of December 31, 2018	Amortization	Impairments	Transfers / Held for Sale	Foreign Currency Translation	Balance as of December 31, 2019
Intangibles with definite lives:
Product rights and other intangibles	$(31,985.0)	$(5,776.7)	$(443.6)	$(1,011.4)	$36.0	$(39,180.7)
Trade name	(292.8)	(79.9)	-	-	-	(372.7)
Total definite lived intangible assets	$(32,277.8)	$(5,856.6)	$(443.6)	$(1,011.4)	$36.0	$(39,553.4)
Total product rights and other intangibles	$(32,277.8)	$(5,856.6)	$(443.6)	$(1,011.4)	$36.0	$(39,553.4)
Net Product Rights and Other Intangibles	$43,695.4					$37,890.6

Year Ended December 31, 2019

Annual Testing

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

•	a $127.0 million impairment for two pipeline programs that had previously been deprioritized and were subsequently deemed to have no alternative use in the period.

Non-Annual Testing

The Company noted the following impairments based on triggering events during the year ended December 31, 2019:

•	a $314.0 million impairment for the intangible asset Carafate as a result of a generic entrant in December 2019 which reduced the expected future cash flows of this product;

Product rights and other intangible assets consisted of the following for the years ended December 31, 2018 and 2017 ($ in millions):

Cost Basis	Balance as of December 31, 2017	Additions	Impairments	IPR&D to CMP Transfers	Divested / Held for Sale / Other	Foreign Currency Translation	Balance as of December 31, 2018
Intangibles with definite lives:
Product rights and other intangibles	$73,892.5	$49.0	$-	$—	$(3,391.0)	$(315.4)	$70,235.1
Trade name	690	-	-	-	-	-	690.0
Total definite lived intangible assets	$74,582.5	$49.0	$-	$-	$(3,391.0)	$(315.4)	$70,925.1
Intangibles with indefinite lives:
IPR&D	$5,874.1	$-	$(798.0)	$-	$(28.0)	$-	$5,048.1
Total indefinite lived intangible assets	$5,874.1	$-	$(798.0)	$-	$(28.0)	$-	$5,048.1
Total product rights and other intangibles	$80,456.6	$49.0	$(798.0)	$-	$(3,419.0)	$(315.4)	$75,973.2

Accumulated Amortization	Balance as of December 31, 2017	Amortization	Impairments	Divested / Held for Sale / Other	Foreign Currency Translation	Balance as of December 31, 2018
Intangibles with definite lives:
Product rights and other intangibles	$(25,593.6)	$(6,474.2)	$(2,239.9)	$2,233.4	$89.3	$(31,985.0)
Trade name	(214.7)	(78.1)	-	-	-	(292.8)
Total definite lived intangible assets	$(25,808.3)	$(6,552.3)	$(2,239.9)	$2,233.4	$89.3	$(32,277.8)
Total product rights and other intangibles	$(25,808.3)	$(6,552.3)	$(2,239.9)	$2,233.4	$89.3	$(32,277.8)
Net Product Rights and Other Intangibles	$54,648.3					$43,695.4

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

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights and other related intangibles as of December 31, 2019 over each of the next five years is estimated to be as follows ($ in millions):

Amortization Expense
2020	$5,565.8
2021	$4,590.7
2022	$4,197.8
2023	$3,741.7
2024	$2,864.8

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

NOTE 18 — Long-Term Debt

Debt consisted of the following ($ in millions):

				Balance As of		Fair Market Value As of
	Guarantor	Issuance Date / Acquisition Date	Interest Payments	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Senior Notes:
Floating Rate Notes
$500.0 million floating rate notes due March 12, 2020 (1)	(4)	March 4, 2015	Quarterly	500.0	500.0	501.0	501.9
				500.0	500.0	501.0	501.9
Fixed Rate Notes
$3,500.0 million 3.000% notes due March 12, 2020	(4)	March 4, 2015	Semi-annually	2,526.0	2,706.7	2,529.5	2,694.8
$650.0 million 3.375% notes due September 15, 2020	(5)	March 17, 2015	Semi-annually	650.0	650.0	654.7	648.7
$750.0 million 4.875% notes due February 15, 2021	(6)	July 1, 2014	Semi-annually	450.0	450.0	463.4	459.4
$1,200.0 million 5.000% notes due December 15, 2021	(6)	July 1, 2014	Semi-annually	1,200.0	1,200.0	1,262.9	1,234.8
$3,000.0 million 3.450% notes due March 15, 2022	(4)	March 4, 2015	Semi-annually	2,878.2	2,940.5	2,945.1	2,891.0
$1,700.0 million 3.250% notes due October 1, 2022	(5)	October 2, 2012	Semi-annually	1,700.0	1,700.0	1,739.1	1,652.2
$350.0 million 2.800% notes due March 15, 2023	(5)	March 17, 2015	Semi-annually	350.0	350.0	352.7	332.8
$1,200.0 million 3.850% notes due June 15, 2024	(4)	June 10, 2014	Semi-annually	1,036.7	1,036.7	1,089.9	1,021.0
$4,000.0 million 3.800% notes due March 15, 2025	(4)	March 4, 2015	Semi-annually	3,020.7	3,027.5	3,172.4	2,956.0
$2,500.0 million 4.550% notes due March 15, 2035	(4)	March 4, 2015	Semi-annually	1,789.0	1,789.0	1,953.4	1,690.7
$1,000.0 million 4.625% notes due October 1, 2042	(5)	October 2, 2012	Semi-annually	456.7	456.7	482.8	412.4
$1,500.0 million 4.850% notes due June 15, 2044	(4)	June 10, 2014	Semi-annually	1,079.4	1,079.4	1,192.8	1,019.1
$2,500.0 million 4.750% notes due March 15, 2045	(4)	March 4, 2015	Semi-annually	881.0	881.0	968.7	836.6
				18,017.7	18,267.5	18,807.4	17,849.5

Euro Denominated Notes
€700.0 million floating rate notes due June 1, 2019 (2)	(4)	May 26, 2017	Quarterly	-	802.7	-	794.9
€700.0 million floating rate notes due November 15, 2020 (3)	(4)	November 15, 2018	Quarterly	784.9	802.7	784.4	791.3
€750.0 million 0.500% notes due June 1, 2021	(4)	May 26, 2017	Annually	841.0	860.0	846.7	849.7
€500.0 million 1.500% notes due November 15, 2023	(4)	November 15, 2018	Annually	560.7	573.4	589.8	572.4
€700.0 million 1.250% notes due June 1, 2024	(4)	May 26, 2017	Annually	784.9	802.7	817.7	775.5
€500.0 million 2.625% notes due November 15, 2028	(4)	November 15, 2018	Annually	560.7	573.4	648.2	573.4
€550.0 million 2.125% notes due June 1, 2029	(4)	May 26, 2017	Annually	616.7	630.7	683.9	594.7
				4,148.9	5,045.6	4,370.7	4,951.9
Total Senior Notes Gross				22,666.6	23,813.1	23,679.1	23,303.3
Unamortized premium				39.9	64.3
Unamortized discount				(55.4)	(64.5)
Total Senior Notes Net				22,651.1	23,812.9	23,679.1	23,303.3
Other Indebtedness
Debt Issuance Costs				(74.7)	(92.1)
Margin Loan				-	-
Other				72.6	69.3
Total Other Borrowings				(2.1)	(22.8)
Capital Leases				-	7.6
Total Indebtedness				$22,649.0	$23,797.7

(1) Interest on the 2020 floating rate note is three month USD LIBOR plus 1.255% per annum
(2) Interest on the 2019 floating rate notes is the three month EURIBOR plus 0.350% per annum
(3) Interest on the 2020 floating rate notes is the three month EURIBOR plus 0.350% per annum
(4) Guaranteed by Warner Chilcott Limited, Allergan Capital S.a.r.l. and Allergan Finance, LLC
(5) Guaranteed by Allergan plc and Warner Chilcott Limited
(6) Guaranteed by Allergan plc

Fair market value in the table above is determined in accordance with Fair Value Leveling under Level 2 based upon quoted prices for similar items in active markets.

The following represents the significant activity during the year ended December 31, 2019 with respect to the Company’s total indebtedness:

•	The Company repaid scheduled maturities of €700.0 million senior notes;
•	The Company repurchased and retired $249.8 million of senior notes at approximately face value from open market redemptions.

The following represents the significant activity during the year ended December 31, 2018 with respect to the Company’s total indebtedness:

•	The Company borrowed $700.0 million, and subsequently repaid $700.0 million, under its revolving credit facility to fund, in part, the repurchase of the Company’s ordinary shares;
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

The Company was subject to, and as of December 31, 2019, was in compliance with all financial covenants under the terms of the Revolver Agreement. At December 31, 2019, there were $33.6 million of outstanding borrowings or letters of credit outstanding under the Revolver Agreement.

Annual Debt Maturities

As of December 31, 2019, annual debt maturities of senior notes gross were as follows ($ in millions):

Total Payments
2020	4,460.9
2021	2,491.0
2022	4,578.2
2023	910.7
2024	1,821.6
2025 and after	8,404.2
Total senior notes gross	$22,666.6

Amounts represent total anticipated cash payments assuming scheduled repayments.

NOTE 19 — Other Long-Term Liabilities

Other long-term liabilities consisted of the following ($ in millions):

	December 31,	December 31,
	2019	2018
Acquisition related contingent consideration liabilities	$377.3	$336.3
Long-term pension and post retirement liability	144.1	166.5
Legacy Allergan deferred executive compensation	89.2	90.8
Accrued R&D milestone	75.0	75.0
Long-term contractual obligations	-	43.2
Deferred revenue	26.6	36.1
Product warranties	29.2	27.9
Long-term severance and restructuring liabilities	10.8	14.2
Other long-term liabilities	48.7	92.0
Total other long-term liabilities	$800.9	$882.0

NOTE 20 — Income Taxes

For the years ended December 31, 2019, 2018 and 2017, losses before income taxes consisted of the following ($ in millions):

	Years Ended December 31,
	2019	2018	2017
Irish	$(4,756.0)	$(4,285.8)	$(1,139.0)
Non-Irish	(362.7)	(2,571.1)	(9,247.4)
Total (loss) / income before taxes	$(5,118.7)	$(6,856.9)	$(10,386.4)

The Company’s provision / (benefit) for income taxes consisted of the following ($ in millions):

	Years Ended December 31,
	2019	2018	2017
Current (benefit) / provision:
U.S. federal	$476.5	$(1,024.5)	$763.1
U.S. state	35.6	34.2	(54.8)
Non-U.S.	295.2	481.6	410.0
Total current (benefit) / provision	807.3	(508.7)	1,118.3
Deferred (benefit) / provision:
U.S. federal	(635.7)	(569.9)	(6,911.9)
U.S. state	(131.7)	(80.6)	(252.3)
Non-U.S.	106.5	(611.5)	(624.5)
Total deferred (benefit) / provision	(660.9)	(1,262.0)	(7,788.7)
Total (benefit) / provision for income taxes	$146.4	$(1,770.7)	$(6,670.4)

The reconciliations for the years ended December 31, 2019, 2018 and 2017 between the statutory Irish income tax rate for Allergan plc and the effective income tax rates were as follows:

	Allergan plc
	Years Ended December 31,
	2019	2018	2017
Statutory rate	(12.5)%	(12.5)%	(12.5)%
Earnings subject to U.S. taxes (1) (2)	1.3%	(1.8)%	(17.4)%
Earnings subject to rates different than the statutory rate (1)(2)	(5.3)%	(3.4)%	2.1%
Impact of U.S. tax reform enactment	0.0%	(0.2)%	(27.2)%
Tax reserves and audit outcomes	2.1%	2.6%	0.4%
Non-deductible expenses (3)	12.6%	7.4%	0.2%
Impact of acquisitions and reorganizations (4)	(2.6)%	(15.3)%	(9.3)%
Tax credits and U.S. special deductions	(2.0)%	(0.9)%	(1.5)%
Rate changes (5)	0.3%	2.2%	(1.2)%
Valuation allowances (6)	8.7%	(3.7)%	2.2%
Other	0.3%	(0.2)%	0.0%
Effective income tax rate	2.9%	(25.8)%	(64.2)%

(1)

The U.S. rate differential was a detriment of $64.5 million to the 2019 effective tax rate as compared to a benefit of $122.9 million to the 2018 effective tax rate, primarily driven by decreases of approximately $2.9 billion in impairment charges and  amortization expense. The remaining rate differential is driven by non-U.S. income subject to rates lower than the Irish statutory rate.

(2)

The Company recorded amortization expense of $5.9 billion and intangible impairment charges of $0.9 billion, resulting in a tax benefit of $14.1 million to the 2019 effective tax rate.  In 2018, the Company recorded amortization expense of $6.6 billion and intangible impairment charges of $3.0 billion, resulting in a tax benefit of $277.5 million, favorably impacting the 2018 effective tax rate as compared to 2019.

(3)

In 2019, the Company recorded charges of $3.6 billion for goodwill impairment and $1.1 billion for legal settlements with no corresponding tax benefit, resulting in a tax detriment of $581.5 million to the effective tax rate. In 2018, the Company recorded a goodwill impairment charge of $3.5 billion with no corresponding tax benefit, resulting in a tax detriment of $432.9 million.

(4)

In 2019, the Company recorded a tax benefit of $131.2 million related to the tax effects of integration and the recognition of outside basis differences. In 2018, the Company recorded a tax benefit of $1,047.8 million related to the tax effects of integration and the recognition of outside basis differences. This resulted in a more favorable impact in 2018 as compared to 2019.

(5)

As a result of statutory and other tax rate changes applied to certain deferred tax assets and liabilities, the Company recorded a detriment of $15.1 million in 2019. In 2018, the Company recorded a detriment of $148.0 million, favorably impacting the 2019 rate as compared to 2018.

(6)

In 2019, the Company recorded a tax detriment of $444.9 million to establish a valuation allowance on deferred tax assets related to certain tax attributes, which are not expected to be realized. In 2018, the Company recorded a tax benefit of $254.0 million for the full release of a valuation allowance related to the Company’s foreign tax credit and partial release related to non-U.S. net operating loss carryforwards.

The reconciliations for the years ended December 31, 2019, 2018 and 2017 between the statutory Bermuda income tax rate for Warner Chilcott Limited and the effective income tax rates were as follows:

	Warner Chilcott Limited (1)
	Years Ended December 31,
	2019	2018	2017
Statutory rate	0.0%	0.0%	0.0%
Earnings subject to U.S. taxes	(2.8)%	(10.2)%	(27.4)%
Earnings subject to rates different than the statutory rate	(14.2)%	(8.4)%	(0.9)%
Impact of U.S. tax reform enactment	0.0%	(0.2)%	(27.7)%
Tax reserves and audit outcomes	2.1%	2.6%	0.5%
Non-deductible expenses	13.0%	7.7%	0.2%
Impact of acquisitions and reorganizations	(2.6)%	(16.0)%	(9.5)%
Tax credits and U.S. special deductions	(2.1)%	(1.0)%	(1.5)%
Rate changes	0.3%	2.3%	(1.3)%
Valuation allowances	9.0%	(3.9)%	2.3%
Other	0.3%	(0.1)%	(0.2)%
Effective income tax rate	3.0%	(27.2)%	(65.5)%

(1)	The rate reconciliation for Bermuda is largely consistent with the Irish effective tax rate reconciliations presented above.

Deferred tax assets and liabilities are measured based on the difference between the financial statement and tax basis of assets and liabilities at the applicable tax rates. The significant components of the Company’s net deferred tax assets and liabilities consisted of the following (in millions):

	Years Ended December 31,
	2019	2018
Benefits from net operating and capital loss carryforwards	$2,105.2	$2,145.8
Benefits from tax credit and other carryforwards	440.4	377.6
Differences in financial statement and tax accounting for:
Inventories, receivables and accruals	496.8	231.8
Basis differences in investments	185.5	56.1
Share-based and other compensation	242.8	295.5
Other	183.4	82.4
Total deferred tax asset, gross	$3,654.1	$3,189.2
Less: Valuation allowance	(2,079.1)	(1,637.9)
Total deferred tax asset, net	$1,575.0	$1,551.3
Differences in financial statement and tax accounting for:
Property, equipment and intangible assets	(4,725.2)	(5,487.4)
Basis differences in investments	(525.9)	(499.9)
Other	(110.7)	(2.1)
Total deferred tax liabilities	$(5,361.8)	$(5,989.4)
Total deferred taxes	$(3,786.8)	$(4,438.1)

During the year ended December 31, 2019, the Company’s net deferred tax liability decreased by $651.3 million. This was predominately the result of amortization and impairments related to our intangible assets partially offset by an increase to the Company’s valuation allowance.

The Company had the following carryforward tax attributes at December 31, 2019:

•	$1,095.1 million of U.S. federal net operating losses (“NOL”) and other tax attributes which begin to expire in 2020;
•	$310.2 million of U.S. tax credits which begin to expire in 2020;
•	$227.3 million of U.S. state NOLs which begin to expire in 2020;
•	$4,819.5 million of non-U.S. NOLs which begin to expire in 2020 and $4,120.8 million of non-U.S. NOLs which are not subject to expiration.

U.S. net operating loss and tax credit carryforwards of $194.8 million and $4.6 million, respectively, are subject to an annual limitation under Internal Revenue Code Section 382.

During the year ended December 31, 2019, the Company recorded a net increase to the valuation allowance of $441.2 million primarily related to deferred tax assets in Ireland. When determining the realizability of these deferred tax assets, the Company weighed all available positive and negative evidence, including future income projections for our Irish subsidiaries and limitations on our ability to utilize tax attributes against certain types of income. As a result, the Company concluded that the more likely than not threshold was not met for realizability and accordingly recorded a valuation allowance. As of December 31, 2019, a valuation allowance balance of $2,079.1 million is recorded due to the uncertainty of realizing tax credits ($56.3 million), net operating and other carryforwards ($1,822.6 million), capital loss carryforwards ($115.3 million) and other deferred tax assets ($84.9 million).

At December 31, 2019, Allergan plc (the Irish parent) is permanently reinvested in approximately $17.0 billion of earnings of its non-Irish subsidiaries and therefore has not provided deferred income taxes on these undistributed earnings. The amounts are intended to be indefinitely reinvested in non-Irish operations and would be subject to approximately $194.6 million in taxes if amounts were distributed to Allergan plc. The U.S. subsidiaries of Allergan plc are not permanently reinvested in the earnings of their non-U.S. subsidiaries as the provisions under current U.S. tax law will allow these earnings to be remitted to the U.S. without any significant tax cost. The Company recorded a $67.7 million deferred tax liability for the estimated cost to repatriate the accumulated earnings of these non-U.S. subsidiaries to their U.S. shareholders as of December 31, 2019.

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

Accounting for Uncertainty in Income Taxes

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Years Ended December 31,
	2019	2018	2017
Balance at the beginning of the year	$1,186.8	$850.3	$811.2
Increases for current year tax positions	66.4	164.3	10.1
Increases for prior year tax positions	214.3	193.4	69.2
Increases due to acquisitions	0.0	0.0	19.8
Decreases for prior year tax positions	(218.1)	(5.0)	(38.7)
Settlements	(23.3)	(5.4)	(21.7)
Lapse of applicable statute of limitations	(13.3)	(5.9)	(2.9)
Foreign exchange	1.6	(4.9)	3.3
Balance at the end of the year	$1,214.4	$1,186.8	$850.3

If these benefits were subsequently recognized, $965.7 million would favorably impact the Company’s effective tax rate. The decrease in prior year tax positions of $218.1 million was primarily driven by audit settlements with taxing authorities and the recognition of previously unrecognized tax benefits resulting from the issuance of new regulations.

The Company's continuing policy is to recognize interest and penalties related to uncertain tax positions in tax expense. During the years ended December 31, 2019, 2018 and 2017, the Company recognized approximately $27.7 million, $42.3 million and $45.8 million in interest and penalties, respectively. At December 31, 2019, 2018 and 2017, the Company had accrued $183.0 million (net of tax benefit of $44.1 million), $155.2 million (net of tax benefit of $35.0 million) and $113.7 million (net of tax benefit of $25.9 million) of interest and penalties related to uncertain tax positions, respectively. Although the Company cannot determine the impact with certainty based on specific factors, it is reasonably possible that the unrecognized tax benefits may change by up to approximately $200.0 million within the next twelve months due to the resolution of certain tax examinations.

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

NOTE 21 — Shareholders’ Equity

Share Repurchase Programs

On January 29, 2019, the Company announced that its Board of Directors approved a separate $2.0 billion share repurchase program. As of December 31, 2019, the Company has not made any repurchases under the program.

The Company’s Board of Directors previously approved a $2.0 billion share repurchase program in July 2018 (the “2018 Program”).  As of December 31, 2019, the Company had completed the 2018 Program, repurchasing 12.5 million shares, including 5.3 million shares (or $0.8 billion of shares) in the year ended December 31, 2019.

In September 2017, the Company’s Board of Directors approved a $2.0 billion share repurchase program.  As of December 31, 2017, the Company had repurchased $450.0 million, or 2.6 million shares under the program.  The Company completed the share repurchase program in 2018, repurchasing $1.54 billion or 9.6 million shares.

Quarterly Dividend

During the year ended December 31, 2019 the Company paid a quarterly cash dividend of $0.74 per share for holders of the Company’s ordinary shares in March, June, September and December of 2019.  The total amount paid in the year ended December 31, 2019 was $974.4 million.  During the year ended December 31, 2018 the Company paid a quarterly cash dividend of $0.72 per share for holders of the Company’s ordinary shares in March, June, September and December of 2018.  The total amount paid in the year ended December 31, 2018 was $980.2 million.

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

In the year ended December 31, 2018 and 2017, the Company paid $69.6 million and $278.4 million, respectively, of dividends on the preferred shares.  Each preferred share automatically converted to approximately 3.53 ordinary shares on March 1, 2018, for a total of 17,876,930 ordinary shares.

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

Unrealized gain / (losses) net of tax primarily represent experience differentials and other actuarial charges related to the Company’s defined benefit plans. The movements in accumulated other comprehensive income / (loss) for the years ended December 31, 2019 and 2018 were as follows ($ in millions):

	Foreign Currency Translation Items	Unrealized gain / (loss) net of tax	Total Accumulated Other Comprehensive Income / (Loss)
Balance as of December 31, 2017	$1,782.7	$138.0	$1,920.7
Amounts reclassed, net of tax, upon adoption of ASU 2016-01	-	(63.0)	(63.0)
Balance as of January 1, 2018	$1,782.7	$75.0	$1,857.7
Other comprehensive gain / (loss) before reclassifications into general and administrative	(474.4)	(38.1)	(512.5)
Balance as of December 31, 2018	$1,308.3	$36.9	$1,345.2
Other comprehensive gain / (loss) before reclassifications into general and administrative	(151.8)	13.8	(138.0)
Balance as of December 31, 2019	$1,156.5	$50.7	$1,207.2

As of December 31, 2019 and 2018, unrealized gain / (loss) net of tax included $7.9 million and $36.9 million, respectively, related to the Company’s pension and other post retirement plans.

NOTE 22 — Segments

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

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the years ended December 31, 2019, 2018 and 2017 ($ in millions):

	Year Ended December 31, 2019
	US Specialized	US General
	Therapeutics	Medicine	International	Total
Net revenues	$6,820.0	$5,834.9	$3,402.0	$16,056.9

Operating expenses:
Cost of sales(1)	578.2	954.8	548.3	2,081.3
Selling and marketing	1,490.4	978.2	934.7	3,403.3
General and administrative	190.1	160.7	117.0	467.8
Segment contribution	$4,561.3	$3,741.2	$1,802.0	$10,104.5
Contribution margin	66.9%	64.1%	53.0%	62.9%
Corporate(2)				2,452.2
Research and development				1,812.0
Amortization				5,856.6
Goodwill impairments				3,552.8
In-process research and development impairments				436.0
Asset sales and impairments, net				440.2
Operating (loss)				$(4,445.3)
Operating margin				(27.7)%

(1) Excludes amortization and impairment of acquired intangibles including products rights, as well as indirect cost of sales not attributable to segment results.
(2) Corporate includes net revenues of $32.0 million.

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

The following table presents our net revenue disaggregated by geography for our international segment for the years ended December 31, 2019, 2018 and 2017 ($ in millions):

	Years Ended December 31,
	2019	2018	2017
Europe	$1,471.7	$1,482.6	$1,439.2
Asia Pacific, Middle East and Africa	1,075.1	1,089.9	929.9
Latin America and Canada	772.9	862.4	863.3
Other*	82.3	69.8	87.1
Total International	$3,402.0	$3,504.7	$3,319.5
*Includes royalty and other revenue

The following tables present global net revenues for the top products greater than 10% of total revenues of the Company as well as a reconciliation of segment revenues to total net revenues for the years ended December 31, 2019, 2018 and 2017 ($ in millions):

	Year Ended December 31, 2019
	US Specialized Therapeutics	US General Medicine	International	Total
Botox®	$2,730.5	$-	$1,060.8	$3,791.3
Restasis®	1,138.4	-	50.2	1,188.6
Juvederm® Collection	587.5	-	656.1	1,243.6
Lumigan®/Ganfort®	269.2	-	360.8	630.0
Linzess®/Constella®	-	803.2	23.8	827.0
Bystolic® /Byvalson®	-	600.6	2.1	602.7
Alphagan®/Combigan®	360.0	-	162.0	522.0
Lo Loestrin®	-	588.9	-	588.9
Breast Implants	254.4	-	0.6	255.0
Viibryd®/Fetzima®	-	412.1	11.4	423.5
Eye Drops	230.4	-	235.8	466.2
Asacol®/Delzicol®	-	76.7	36.1	112.8
Coolsculpting® Consumables	185.3	-	76.3	261.6
Coolsculpting® Systems & Add On Applicators	62.8	-	42.4	105.2
Alloderm®	395.9	-	7.9	403.8
Ozurdex ®	125.5	-	274.6	400.1
Carafate ® /Sulcrate ®	-	212.5	3.0	215.5
Aczone®	9.3	-	-	9.3
Zenpep®	-	288.0	1.2	289.2
Canasa®/Salofalk®	-	31.5	16.8	48.3
Vraylar ®	-	857.5	-	857.5
Saphris®	-	135.3	-	135.3
Viberzi®	-	187.9	1.6	189.5
Teflaro®	-	147.0	6.0	153.0
Namzaric®	-	88.6	-	88.6
Rapaflo®	23.5	-	6.0	29.5
Skin Care	158.0	-	14.6	172.6
Kybella® /Belkyra®	27.4	-	3.3	30.7
Dalvance®	-	81.9	6.0	87.9
Avycaz®	-	116.7	-	116.7
Liletta®	-	79.1	-	79.1
Namenda®	-	22.8	-	22.8
Armour Thyroid	-	218.5	-	218.5
Savella®	-	88.5	-	88.5
Other Products Revenues	261.9	797.6	342.6	1,402.1
Total segment revenues	$6,820.0	$5,834.9	$3,402.0	$16,056.9
Corporate revenues				32.0
Total net revenues				$16,088.9

	Year Ended December 31, 2018
	US Specialized Therapeutics	US General Medicine	International	Total
Botox®	$2,545.8	$-	$1,031.6	$3,577.4
Restasis®	1,197.0	-	64.5	1,261.5
Juvederm® Collection	548.2	-	614.8	1,163.0
Linzess®/Constella®	-	761.1	24.1	785.2
Lumigan®/Ganfort®	291.8	-	392.6	684.4
Bystolic® / Byvalson®	-	583.8	2.0	585.8
Alphagan®/Combigan®	375.4	-	176.0	551.4
Lo Loestrin®	-	527.7	-	527.7
Vraylar®	-	487.1	-	487.1
Eye Drops	202.7	-	279.7	482.4
Alloderm ®	407.3	-	8.0	415.3
Breast Implants	263.0	-	130.1	393.1
Viibryd®/Fetzima®	-	342.4	7.2	349.6
Coolsculpting ® Consumables	235.3	-	64.2	299.5
Ozurdex ®	111.0	-	187.7	298.7
Zenpep®	-	237.3	0.4	237.7
Carafate ® / Sulcrate ®	-	217.8	2.8	220.6
Armour Thyroid	-	198.8	-	198.8
Canasa®/Salofalk®	-	169.2	17.6	186.8
Viberzi®	-	176.5	1.3	177.8
Asacol®/Delzicol®	-	130.8	45.7	176.5
Coolsculpting ® Systems & Add On Applicators	126.3	-	43.3	169.6
Skin Care	138.8	-	15.2	154.0
Saphris®	-	139.7	-	139.7
Teflaro®	-	128.0	0.3	128.3
Namzaric®	-	115.8	-	115.8
Avycaz®	-	94.6	-	94.6
Rapaflo®	81.9	-	6.4	88.3
Savella®	-	85.0	-	85.0
Namenda®	-	71.0	-	71.0
Dalvance®	-	56.1	2.3	58.4
Aczone®	55.1	-	0.4	55.5
Liletta®	-	50.9	-	50.9
Kybella® / Belkyra®	31.8	-	6.3	38.1
Other	308.9	749.3	380.2	1,438.4
Total segment revenues	$6,920.3	$5,322.9	$3,504.7	$15,747.9
Corporate revenues				39.5
Total net revenues				$15,787.4

	Year Ended December 31, 2017
	US Specialized Therapeutics	US General Medicine	International	Total
Botox®	$2,254.4	$-	$914.5	$3,168.9
Restasis®	1,412.3	-	61.3	1,473.6
Juvederm® Collection	501.1	-	540.7	1,041.8
Linzess®/Constella®	-	701.1	21.9	723.0
Lumigan®/Ganfort®	317.5	-	371.5	689.0
Bystolic® / Byvalson®	-	612.2	2.2	614.4
Alphagan®/Combigan®	377.3	-	175.1	552.4
Eye Drops	199.5	-	281.0	480.5
Lo Loestrin®	-	459.3	-	459.3
Namenda®	-	452.9	-	452.9
Breast Implants	242.6	-	156.9	399.5
Viibryd®/Fetzima®	-	333.2	3.1	336.3
Alloderm ®	321.2	-	7.5	328.7
Ozurdex ®	98.4	-	213.4	311.8
Vraylar®	-	287.8	-	287.8
Asacol®/Delzicol®	-	195.5	50.2	245.7
Carafate ® / Sulcrate ®	-	235.8	2.9	238.7
Zenpep®	-	212.3	-	212.3
Coolsculpting ® Consumables	150.1	-	41.6	191.7
Canasa®/Salofalk®	-	162.7	18.3	181.0
Armour Thyroid	-	169.1	-	169.1
Aczone®	166.3	-	0.5	166.8
Skin Care	153.2	-	12.0	165.2
Viberzi®	-	156.6	0.5	157.1
Saphris®	-	155.2	-	155.2
Coolsculpting ® Systems & Add On Applicators	106.6	-	32.1	138.7
Namzaric®	-	130.8	-	130.8
Teflaro®	-	121.9	-	121.9
Rapaflo®	108.1	-	7.3	115.4
Savella®	-	98.2	-	98.2
Avycaz®	-	61.2	-	61.2
Kybella® / Belkyra®	49.5	-	6.8	56.3
Dalvance®	-	53.9	2.4	56.3
Liletta®	-	37.6	-	37.6
Other	345.5	1,158.9	395.8	1,900.2
Total segment revenues	$6,803.6	$5,796.2	$3,319.5	$15,919.3
Corporate revenues				21.4
Total net revenues				$15,940.7

On July 24, 2019, the Company announced a voluntary worldwide recall of BIOCELL® textured breast implants and tissue expanders as a precaution following notification of recently updated global safety information concerning the uncommon incidence of breast implant-associated anaplastic large cell lymphoma (BIA-ALCL) provided by the U.S. Food and Drug Administration (“FDA”). In connection with the voluntary recall, the Company recorded an unfavorable adjustment to operating income of $118.0 million. Of this amount, $37.9 million related to estimated customer returns of product previously sold and was recorded as a reduction of net revenues, $68.1 million related to write-offs of inventory and other costs and was recorded in cost of sales, and $12.0 million related to the estimated penalties and costs to undertake the voluntary recall was recorded in selling, general and administrative expense.

On January 27, 2020 the Company announced it has entered into a contingent agreement to divest Zenpep in connection with the proposed AbbVie Transaction with any such divestiture contingent on the closing of the AbbVie Transaction.

NOTE 23 — Business Restructuring Charges

Restructuring activities for the year ended December 31, 2019 were as follows ($ in millions):

	Severance and Retention	Share-Based Compensation	Other	Total
Reserve balance at December 31, 2018	$71.4	$-	$14.4	$85.8
Charged to expense
Cost of sales	1.4	-	-	1.4
Research and development	-	-	-	-
Selling and marketing	0.7	-	-	0.7
General and administrative	3.7	-	2.3	6.0
Total expense	5.8	-	2.3	8.1
Cash payments	(64.8)	-	(3.5)	(68.3)
Non-cash adjustments	(2.1)	-	-	(2.1)
Reserve balance at December 31, 2019	$10.3	$-	$13.2	$23.5

Restructuring activities for the year ended December 31, 2018 is as follows ($ in millions):

	Severance and Retention	Share-Based Compensation	Other	Total
Reserve balance at December 31, 2017	$166.0	$-	$19.9	$185.9
Charged to expense
Cost of sales	7.3	-	-	7.3
Research and development	1.0	-	-	1.0
Selling and marketing	31.2	4.1	-	35.3
General and administrative	4.3	4.1	-	8.4
Total expense	43.8	8.2	-	52.0
Cash payments	(138.4)	-	(5.5)	(143.9)
Non-cash adjustments	-	(8.2)	-	(8.2)
Reserve balance at December 31, 2018	$71.4	$-	$14.4	$85.8

In the year ended December 31, 2018, the Company recorded severance and other employee related charges of $52.0 million, which includes $8.2 million of share-based compensation related to this program.  In the year ended December 31, 2018, the Company incurred $14.1 million in severance and other employee related charges and $8.2 million of share-based compensation related to the restructuring program announced in December 2017.  In the year ended December 31, 2018, the Company initiated a new restructuring program of its international commercial operations.  As a result of the program, the Company eliminated approximately 200 selling and marketing positions which streamlined the Company’s operations and focusing on key growth markets and products.  The Company paid the majority of the severance costs during the 2019 fiscal year.

NOTE 24 — Derivative Instruments and Hedging Activities

The Company’s revenue, earnings, cash flows and fair value of its assets and liabilities can be impacted by fluctuations in foreign exchange risks and interest rates, as applicable. The Company manages the impact of foreign exchange risk and interest rate movements through operational means and through the use of various financial instruments, including derivative instruments such as foreign currency derivatives. As of December 31, 2019, the Company had outstanding third-party foreign currency forward instruments, excluding debt, of $49.7 million. As of December 31, 2018, the Company had outstanding third-party foreign currency forward instruments, excluding debt, of $42.1 million.

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

Derivatives Not Designated as Hedging Instruments

In November 2018, the Company entered into a 700 million Euro forward contract to buy Euros while selling USD.  The derivative matured on May 31, 2019.  The derivative instrument was marked-to-market to the P&L offsetting the revaluation (P&L) impact on the Euro 700 million variable interest debt. For the year ended December 31, 2019, the Company recorded a loss of $29.8 million relating to this instrument in general and administrative expenses.

Derivatives Designated as Hedging Instruments

Cash Flow Hedge

In January 2019, the Company entered into $500.0 million notional floating to fixed interest rate swaps maturing on March 12, 2020 whereby it fixed the interest rates on $500.0 million floating rate notes due March 12, 2020 to an average interest rate of 3.98%.  The swaps are being accounted for using hedge accounting treatment.  As of December 31, 2019, the fair value of the interest rate swaps of $0.8 million was recorded in accounts payable and accrued expenses.  For the year ended December 31, 2019, the corresponding unrealized loss of $0.8 million, respectively, was recorded in accumulated other comprehensive income / (loss).

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

The Company is exposed to foreign exchange risk in its international operations from foreign currency purchases, net investments in foreign subsidiaries, and foreign currency assets and liabilities created in the normal course of business, including the Euro Denominated Notes. In the years ended December 31, 2019 and 2018, we used effective net investment hedges to partially offset the effects of foreign currency on our investments in certain of our foreign subsidiaries. The total notional amount of our instruments designated as net investment hedges was $5.0 billion as of December 31, 2019 and $5.1 billion as of December 31, 2018.  During the year ended December 31, 2019, the impact of the net investment hedges recorded in other comprehensive loss was a gain of $113.0 million, which primarily offset the impact of the Euro denominated notes.  During the year ended December 31, 2018, the impact of the net investment hedges recorded in other comprehensive loss was a gain of $144.5 million.

NOTE 25 — Fair Value Measurement

Assets and liabilities that are measured at fair value using Fair Value Leveling or that are disclosed at fair value on a recurring basis as of December 31, 2019 and 2018 consisted of the following ($ in millions):

	Fair Value Measurements as of December 31, 2019 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents*	$1,535.4	$1,535.4	$-	$-
Short-term investments	3,411.6	-	3,411.6	-
Deferred executive compensation investments	89.2	77.0	12.2	-
Contingent income	51.8	-	-	51.8
Investments and other	70.9	38.2	32.6	-
Total assets	$5,158.9	$1,650.6	$3,456.4	$51.8
Liabilities:
Deferred executive compensation liabilities	89.2	77.0	12.2	-
Contingent consideration obligations	389.4	-	-	389.4
Total liabilities	$478.6	$77.0	$12.2	$389.4
* Marketable securities with less than 90 days remaining until maturity at the time of acquisition are classified as cash equivalents.

	Fair Value Measurements as of December 31, 2018 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents*	$207.1	$207.1	$-	$-
Short-term investments	1,026.9	-	1,026.9	-
Deferred executive compensation investments	90.8	73.8	17.0	-
Contingent income	50.3	-	-	50.3
Investments and other	46.0	38.5	7.5	-
Total assets	$1,421.1	$319.4	$1,051.4	$50.3
Liabilities:
Deferred executive compensation liabilities	90.8	73.8	17.0	-
Contingent consideration obligations	344.6	-	-	344.6
Total liabilities	$435.4	$73.8	$17.0	$344.6
* Marketable securities with less than 90 days remaining until maturity at the time of acquisition are classified as cash equivalents.

Investments in securities as of December 31, 2019 and 2018 included the following ($ in millions):

	Investments in Securities as of December 31, 2019
Level 1	Carrying amount	Estimated fair value	Cash & cash equivalents	Marketable securities
Money market funds	$1,535.4	$1,535.4	$1,535.4	$-
Total	$1,535.4	$1,535.4	$1,535.4	$-

Level 2	Carrying amount	Estimated fair value	Cash & cash equivalents	Marketable securities
Other investments	$3,411.6	$3,411.6	$-	$3,411.6
Total	$3,411.6	$3,411.6	$-	$3,411.6

	Investments in Securities as of December 31, 2018
Level 1	Carrying amount	Estimated fair value	Cash & cash equivalents	Marketable securities
Money market funds	$207.1	$207.1	$207.1	$-
Total	$207.1	$207.1	$207.1	$-

Level 2	Carrying amount	Estimated fair value	Cash & cash equivalents	Marketable securities
Other investments	$1,026.9	$1,026.9	$-	$1,026.9
Total	$1,026.9	$1,026.9	$-	$1,026.9

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants. Fair values are determined based on Fair Value Leveling.

Marketable securities and investments consist of money market securities, U.S. treasury and agency securities, and equity and debt securities of publicly traded companies for which market prices are readily available. Unrealized gains or losses on marketable debt securities are recorded in interest income beginning January 1, 2018.  Unrealized gains or losses on long-term equity investments are recorded in other income / (expense), net beginning on January 1, 2018.  These amounts were recorded within accumulated other comprehensive (loss) / income as of December 31, 2017.  The Company’s marketable securities and other long-term investments are recorded at fair value based on quoted market prices using the specific identification method. These investments are classified as either current or non-current, as appropriate, in the Company’s consolidated balance sheets.  The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and maturity management.

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

	Years Ended December 31,
Expense / (income)	2019	2018	2017
Cost of sales	$44.6	$(111.7)	$(183.2)
Research and development	9.5	5.1	50.0
Total	$54.1	$(106.6)	$(133.2)

In the year ended December 31, 2019, the expense in cost of sales primarily related to an increase in commercial sales forecasts for Liletta®.

During the year ended December 31, 2018, cost of sales primarily relates to the Company’s True Tear® product not achieving a milestone event, as well as a corresponding decrease in commercial forecasts.  Research and development primarily relates to a R&D asset that was delayed, which lowered the probability of the milestone being achieved as well as the progression of other R&D projects relating to the acquisition of Tobira Therapeutics, Inc

.

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

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2019 and 2018 ($ in millions):

	Balance as of December 31, 2018	Net transfers in to (out of) Level 3	Purchases, settlements, and other net	Net accretion and fair value adjustments	Balance as of December 31, 2019
Liabilities:
Contingent consideration obligations	$344.6	$-	$(9.3)	$54.1	$389.4

	Balance as of December 31, 2017	Net transfers in to (out of) Level 3	Purchases, settlements, and other net	Net accretion and fair value adjustments	Balance as of December 31, 2018
Liabilities:
Contingent consideration obligations	$476.9	$-	$(25.7)	$(106.6)	$344.6

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

During the year ended December 31, 2019, the following activity in contingent consideration obligations by acquisition was incurred ($ in millions):

Business Acquisition	Balance as of December 31, 2018	Fair Value Adjustments and Accretion	Payments and Other	Balance as of December 31, 2019
Tobira acquisition	$255.0	$9.3	$-	$264.3
Medicines 360 acquisition	43.1	43.3	(6.7)	79.7
AqueSys acquisition	5.4	0.2	-	5.6
Oculeve acquisition	1.7	-	-	1.7
ForSight acquisition	24.1	0.3	-	24.4
Forest acquisition	13.6	1.2	(2.3)	12.5
Other	1.7	(0.2)	(0.3)	1.2
Total	$344.6	$54.1	$(9.3)	$389.4

Contingent Income

The fair value measurement of the contingent income is determined using Level 3 inputs and is based on a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity, and is based on our own assumptions. Changes in the fair value of the contingent income are recorded in our consolidated statements of operations as follows ($ in millions):

	Balance as of December 31, 2018	Net transfers in to (out of) Level 3	Purchases, settlements, and other net	Net accretion and fair value adjustments	Balance as of December 31, 2019
Asset:
Contingent income	$50.3	$-	$(1.1)	$2.6	$51.8

NOTE 26 — Commitments & Contingencies

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued. As of December 31, 2019, the Company’s consolidated balance sheet includes accrued loss contingencies of approximately $1,190.0 million.  As of December 31, 2018, the Company’s consolidated balance sheet included accrued loss contingencies of approximately $65.0 million.

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

Intellectual Property Litigation

Patent Enforcement Matters

Bystolic®. On July 2, 2019, subsidiaries of the Company brought an action for infringement of U.S. Patent No. 6,545,040 in the United States District Court for the District of Delaware against Ajanta Pharma Ltd. and Ajanta Pharma USA Inc. (collectively, “Ajanta”) in connection with an abbreviated new drug application filed with the FDA by Ajanta seeking approval to market a generic version of Bystolic® and challenging said patent. The Company entered into a settlement agreement with Ajanta on December 17, 2019, and the case was dismissed on January 2, 2020.

Combigan®. On October 30, 2017, subsidiaries of the Company filed an action for infringement of U.S. Patent Number 9,770,453 (the “‘453 Patent”) against Sandoz, Inc. and Alcon Laboratories, Inc. (“Sandoz”) in the U.S. District Court for the District of New Jersey, in connection with the abbreviated new drug applications respectively filed with the FDA by Sandoz and Alcon, seeking approval to market a generic version of Combigan®. On March 6, 2018, U.S. Patent Nos. 9,907,801 (the “‘801 Patent”) and 9,907,802 (the “‘802 Patent”) were added to the case. The ‘453, ‘801 and ‘802 Patents are listed in the Orange Book for Combigan® and expire on April 19, 2022. On July 13, 2018, the district court adopted Allergan’s proposed claim construction and granted Allergan’s motion for preliminary injunction against Sandoz. On August 1, 2018, the district court entered an order setting a preliminary injunction bond in the amount of $157,300,000 under Federal Rule of Civil Procedure 65(c), which Allergan posted. Sandoz appealed the grant of the injunction. On August 29, 2019, the Federal Circuit affirmed the grant of a preliminary injunction against Sandoz. A mandate issued on October 7, 2019. On January 8, 2020, the district court entered a scheduling order. Trial is expected to occur in Q2 2021, on a date to be determined by the court.

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

In April 2019, subsidiaries of the Company and Pierre Fabre Medicament S.A.S. brought an action for infringement of the ‘879, ‘598 and ‘937 Patents against Micro Labs Ltd. and Micro Labs USA, Inc. (“Micro”) in connection with Micro’s abbreviated new drug application seeking approval to market a generic version of Fetzima® and challenging said patents.  Allergan entered into a settlement agreement with Micro Labs on October 22, 2019 and the case was dismissed.

Juvéderm®. On February 26, 2019, subsidiaries of the Company filed an amended complaint for infringement of U.S. Patent Nos. 8,450,475 (the “‘475 Patent”), 8,357,795 (the “‘795 Patent”), 8,822,676 (the “‘676 Patent”), 9,089,519 (the “‘519 Patent”), 9,238,013 (the “‘013 Patent”) and 9,358,322 (the “‘322 Patent”) in the U.S. District Court for the District of Delaware against Prollenium US Inc. and Prollenium Medical Technologies, Inc. (collectively, “Prollenium”). The amended complaint seeks, among other things, a judgment that Defendants have infringed these patents by making, selling, offering to sell, and importing Prollenium’s Revanesse® Versa+TM products within and into the United States. Plaintiffs seek injunctive relief and damages for Defendants’ infringement. Trial is scheduled for June 14, 2021.  On January 24, 2020, in response to the Company's motions, the court (i) dismissed Prollenium's inequitable conduct counterclaim without prejudice, and (ii) struck Prollenium's inequitable conduct affirmative defense without prejudice.

On January 23, 2020, subsidiaries of the Company filed a complaint for infringement of U.S. Patent Nos. 10,391,202 (the “‘202 Patent”), and 10,485,896 (the “‘896 Patent”) in the U.S. District Court for the District of Delaware against Prollenium.  The complaint seeks, among other things, a judgment that Defendants have infringed these patents by making, selling, offering to sell, and importing Prollenium’s Revanesse® Versa+TM products within and into the United States. Plaintiffs seek injunctive relief and damages for Defendants’ infringement.

Juvéderm® IPR.  In August, September and October 2019, Prollenium US Inc. (“Prollenium”) submitted Inter Partes Review (“IPR”) petitions to the USPTO regarding U.S. Patent Nos. 8,450,475 (the “‘475 Patent), 9,238,013 (the “‘013 patent”), 9,358,322 (the “‘322 patent”), 8,822,676 (the “‘676 patent”), 8,357,795 (the “‘795 patent”) and 9,089,519 (the “‘519 patent”).  Prollenium’s IPR petitions seek review of all claims of the ‘013, ‘322, 676, and ‘519patents, claims 1-9, 18, and 27-37 of the ‘475 patent, and claims 1-11, 22, 26-39, and 40-41 of the ‘795 patent.  Patent owner’s preliminary responses for these petitions are due on December 19, 2019, or later.  The Company filed patent owner's preliminary responses in December 2019 and January 2020 for petitions related to the ‘475, ‘013, ‘322, ‘676, and ‘795 patents. The patent owner's preliminary response for the petition related to the ‘519 patent is due on January 29, 2020.  On January 17, 2020, Prollenium filed a consolidated reply to the patent owner's preliminary responses with respect to the ‘475, ‘013, ‘322, ‘676, and ‘795 patents, and on January 24, 2020, the Company filed a consolidated sur-reply.

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

Linzess®. Beginning in November 2016 subsidiaries of the Company and Ironwood Pharmaceuticals, Inc. (collectively, “Plaintiffs”), brought multiple actions for infringement of some or all of U.S. Patent Nos. 7,304,036 (the “‘036 Patent”); 7,371,727 (the “‘727 Patent”); 7,704,947 (the “‘947 Patent”); 7,745,409 (the “‘409 Patent”); 8,080,526 (the “‘526 Patent”); 8,110,553 (the “‘553 Patent”); 8,748,573 (the “‘573 Patent”); 8,802,628 (the “‘628 Patent”); and 8,933,030 (the “‘030 Patent”) against Teva Pharmaceuticals USA, Inc. (“Teva”), Aurobindo Pharma Ltd. (“Aurobindo”), Mylan Pharmaceuticals Inc. (“Mylan”), Sandoz Inc. (“Sandoz”) and Sun Pharma Global FZE (“Sun”) in the U.S. District Court for the District of Delaware in connection with abbreviated new drug applications respectively filed with the FDA by Teva, Aurobindo, Mylan, Sandoz and Sun, each seeking approval to market generic versions of Linzess® 145 mcg and 290 mcg capsules and challenging some or all of said patents (“November 2016 Action”).  The ‘727, ‘947, ‘409, ‘526 and ‘553 Patents expire in January 2024; the ‘036 Patent expires in August 2026; and the ‘573, ‘628 and ‘030 Patents expire in 2031.  In the November 2016 Action, expert discovery has been completed.  On May 31, 2019, due to a scheduling conflict, the bench trial set for June 2019 was postponed to January 7, 2020.

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

Plaintiffs entered into a settlement agreement with Sandoz on January 3, 2020, and the cases against Sandoz were dismissed on January 7, 2020.  Under the terms of the settlement agreement, Plaintiffs will provide a license to Sandoz to market its generic versions of Linzess® 145 mcg and 290 mcg in the United States beginning on February 5, 2030 (subject to FDA approval), or earlier in certain circumstances.

On January 17, 2020, upon the parties' request, the district court dismissed without prejudice the litigations relating only to Teva's 72 mcg version of Linzess®.  Plaintiffs had asserted patents against Teva's 72 mcg ANDA, the last of which expires in 2026, subject to possible pediatric extension. Prior to the dismissal, Teva had stipulated to infringement of certain claims of those patents.  On January 21, 2020, Plaintiffs entered into a settlement agreement with Teva and the remaining case against Teva was dismissed. Under the terms of the settlement agreement, Plaintiffs will provide a license to Teva to market its generic versions of Linzess® 145 mcg and 290 mcg in the United States beginning on March 31, 2029 (subject to FDA approval), or earlier in certain circumstances. This settlement does not grant any license to Teva with regard to its 72 mcg generic version of Linzess®.

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

On March 14, 2019, the Federal Circuit vacated the district court’s July 2017 judgment that claims 1 and 4 are not invalid and remanded for the district court to consider a fact question and its impact on the obviousness analysis. On April 15, 2019, Plaintiffs filed a combined petition for panel rehearing and rehearing en banc with respect to this issue, which was denied on May 15, 2019.  In its March 14, 2019 order, the Federal Circuit also vacated the judgment of non-infringement of claims 4, 9 and 10 as to Alembic and Breckenridge and remanded for the district court to consider their infringement under a revised claim construction. In a joint stipulation entered by the district court on November 5, 2019, Alembic stipulated that its ANDA infringed claims 4, 9 and 10 of the '476 patent. On December 17, 2019, the district court entered a schedule for briefing on the remanded issues, with the parties' opening briefs due on February 10, 2020, and responsive briefs due on March 26, 2020. Oral argument is scheduled for April 2, 2020.

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

Vraylar®.   On December 20, 2019, subsidiaries of the Company and Gedeon Richter Plc. brought an action for infringement of U.S. Patent Nos. 7,737,142 ("the '142 patent"), and 7,943,621 ("the '621 patent") in the United States District Court for the District of Delaware against Sun Pharmaceutical Industries Limited and Sun Pharma Global FZE (collectively, "Sun"), Aurobindo Pharma Limited and Aurobindo Pharma USA, Inc. (collectively, "Aurobindo"), and Zydus Pharmaceuticals (USA), Inc. and Cadila Healthcare Limited (collectively, "Zydus") in connection with abbreviated new drug applications, respectively filed with the FDA by Sun, Aurobindo, and Zydus, seeking approval to market generic versions of Vraylar® and challenging said patents. No trial date or case schedule has been set.

Trade Secret Matters

Botulinum Neurotoxin ITC Investigation. On January 30, 2019, subsidiaries of the Company and Medytox Inc. (collectively, “Complainants”) filed a complaint with the United States International Trade Commission (“ITC”) against Daewoong Pharmaceuticals Co., Ltd., Daewoong Co., Ltd., and Evolus Inc. (collectively, “Respondents”) requesting the ITC commence an investigation with respect to the Respondents’ importation into the United States of Respondents’ botulinum neurotoxin products, including DWP-450 (also known as JeuveauTM), which Complainants assert were developed, made and/or imported using Medytox’s trade secrets. Complainants seek, among other things, a permanent exclusionary order and cease and desist orders covering Respondents’ botulinum neurotoxin products, including DWP-450/JeuveauTM. On February 28, 2019, the ITC instituted an investigation into Respondents’ botulinum neurotoxin products, including DWP-450/JeuveauTM. Fact and expert discovery is closed and trial was held in early February 2020.  The target date for completion of the investigation is October 6, 2020.

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

Antitrust Litigation

Asacol® Litigation. Class action complaints have been filed against certain subsidiaries of the Company on behalf of putative classes of direct and indirect purchasers. The lawsuits have been consolidated in the U.S. District Court for the District of Massachusetts. The complaints allege that plaintiffs paid higher prices for Asacol® HD and Delzicol® as a result of alleged actions preventing or delaying generic competition in the market for an older Asacol® product in violation of U.S. federal antitrust laws and/or state laws. Plaintiffs seek unspecified injunctive relief, treble damages and/or attorneys’ fees. The Company has settled the claims brought by the direct purchaser plaintiffs. While the district court granted the indirect purchaser plaintiffs’ motion for class certification, the Court of Appeals for the First Circuit later issued a decision reversing the lower court’s decision on class certification. The appellate court denied plaintiffs’ motion for rehearing en banc and remanded the case back to the District Court where the court denied plaintiffs’ renewed motion for class certification.  Defendants made offers of judgment to the three remaining individual plaintiffs pursuant to Rule 68 of the Federal Rules of Civil Procedures which the plaintiffs accepted.  The court therefore entered a final order dismissing this litigation in its entirety.

Loestrin® 24 Litigation. Putative classes of direct and indirect purchasers as well as opt-out direct purchasers have filed complaints that have been consolidated in the U.S. District Court for the District of Rhode Island. The lawsuits allege that subsidiaries of the Company engaged in anticompetitive conduct, including when settling patent lawsuits related to Loestrin® 24 Fe, in violation of federal and state antitrust and consumer protection laws. The complaints each seek declaratory and injunctive relief and compensatory damages in the billions of dollars which, if plaintiffs are successful, are subject to trebling under the antitrust laws. The court granted the direct purchaser plaintiffs’ class certification motion but had not decided the indirect purchaser plaintiffs’ class motion.  Summary judgement motions were fully briefed, and oral arguments were held in September 2019. Trial in this action was scheduled to begin in January 2020.  The parties reached agreements with each group of plaintiffs that, taken together, will resolve this litigation in its entirety.  Based on the settlement with the plaintiffs, the Company recorded an accrual of $302.5 million in the year ended December 31, 2019.  The direct and indirect purchaser settlement agreements remain subject to court approval.

Namenda® Litigation. In 2014, the State of New York filed a lawsuit in the U.S. District Court for the Southern District of New York alleging that Forest was acting to prevent or delay generic competition to Namenda® in violation of federal and New York antitrust laws and committed other fraudulent acts in connection with its commercial plans for Namenda® XR. The district court granted the state’s motion for a preliminary injunction which was later affirmed by the Court of Appeals for the Second Circuit. The parties in that case then reached a settlement to resolve the dispute. Following the conclusion of the New York Attorney General Matter, putative class actions were filed on behalf of direct and indirect purchasers in the same federal court. The class action complaints make claims similar to those asserted by the New York Attorney General and also include claims that Namenda® patent litigation settlements between a Company subsidiary and generic companies also violated the antitrust laws. The court had denied defendants’ motion for summary judgment in the direct purchaser action, certified the direct purchaser class of plaintiffs and set a trial date for October 28, 2019.  Prior to the start of the trial, the parties in the direct purchaser class action reached an agreement in principle to settle that litigation for $750.0 million, which was expensed in the year ended December 31, 2019.  The agreement, which contains no admission of liability, remains subject to final court approval.

Restasis® Competitor Litigation. Shire, which offers the dry-eye disease drug Xiidra®, sued subsidiaries of the Company in U.S. District Court for the District of New Jersey alleging that defendants unlawfully harmed competition by foreclosing Xiidra® from sales to Medicare Part D plans (and the members of such plans) through the use of discounts (a) contingent on Restasis® receiving preferential formulary treatment; and/or (b) across a bundle of Allergan’s products, including Restasis®. The complaint seeks injunctive relief and damages under federal and state law. The court issued a decision on March 22, 2019 granting the defendants’ motion to dismiss the complaint.  On April 25, 2019, Shire filed an amended complaint.  Defendants have moved to dismiss the amended complaint.  At the request of the parties, the court entered an Order on June 28, 2019, staying the action through December 27, 2019.  The stay has since been extended through February 18, 2020.

Restasis® Class Action Litigation. Several class actions were filed on behalf of putative classes of direct and indirect purchasers of Restasis® alleging that subsidiaries of the Company harmed competition by engaging in conduct to delay the market entry of generic versions of Restasis® in violation of the federal antitrust laws as well as state antitrust and consumer-protection laws and unjust enrichment. The cases have been consolidated in the U.S. District Court for the District of New Jersey. All plaintiffs seek compensatory damages in the billions of dollars which, if plaintiffs are successful are subject to trebling under the antitrust laws, as well as declaratory relief, and injunctive relief. The parties are currently engaged in discovery. Trial in this action is scheduled to begin in April 2020.  Recently, the Company reached a agreements in principle to settle the claims asserted by all direct purchaser plaintiffs and the Company has recorded an accrual of $78.8 million for these settlements.  The Company intends to vigorously defend its conduct and the patents or other intellectual property at issue in what remains of this litigation.

Commercial Litigation

Celexa®/Lexapro® Class Actions. Certain subsidiaries of the Company were named in federal court actions relating to the promotion of Celexa® and/or Lexapro® all of which were consolidated in an MDL proceeding in the U.S. District Court for the District of Massachusetts. Most of these claims were resolved through a settlement in September 2014. However, two lawsuits remain which assert claims under the federal Racketeer Influenced and Corrupt Organizations (“RICO”) Act. The court had entered summary judgment in favor of the defendants in both actions and denied plaintiffs’ class certification motions. Plaintiffs in both cases appealed the dismissal of their claims and denial of class certification to the United States Court of Appeals for the First Circuit and the appeals court issued a decision in January 2019 affirming the denial of the class certification motions but reversing the lower court’s decision granting the defendants’ summary judgment motions.  In December 2019, the parties entered into a settlement agreement to resolve both of these matters.

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

Generic Drug Pricing Securities and ERISA Litigation. Putative classes of shareholders and two individual opt-out plaintiffs filed class action lawsuits against the Company and certain of its current and former officers alleging that defendants made materially false and misleading statements between February 2014 and November 2016 regarding the Company’s internal controls over its financial reporting and that it failed to disclose that its former Actavis generics unit had engaged in illegal, anticompetitive price-fixing with its generic industry peers. These lawsuits have been consolidated in the U.S. District Court for the District of New Jersey. The complaints seek unspecified monetary damages.  The Company filed a motion to dismiss the complaint, but the court denied the motion in a ruling on August 6, 2019.  The parties are now engaging in discovery in these cases. In addition, class action complaints have been filed premised on the same alleged underlying conduct that is at issue in the securities litigation but that assert claims under the Employee Retirement Income Security Act of 1974 (“ERISA”). These complaints have been consolidated in the district court in New Jersey. The court granted the Company’s motion to dismiss this complaint. The ERISA plaintiffs have appealed this decision to the Third Circuit Court of Appeals.

Prescription Opioid Drug Abuse Litigation. The Company has been named as a defendant, along with several other manufacturers and distributors of opioid products, in over 2,000 matters relating to the promotion and sale of prescription opioid pain relievers and additional suits have been filed. The lawsuits allege generally that the manufacturer defendants engaged in a deceptive campaign to promote their products in violation of state laws and seek unspecified monetary damages, penalties and injunctive relief. Plaintiffs in these suits include states, political subdivisions of states (i.e., counties and municipalities), Native American tribes and other private litigants such as insurance plans, hospital systems and consumers who were prescribed opioid products and were subsequently treated for an overdose or addiction. Cases are pending in both federal and state courts. The federal court cases have been consolidated in an MDL in the U.S. District Court for the Northern District of Ohio.  The Company recently reached a settlement agreement with the plaintiffs in the first case that is set for trial in the MDL proceeding.  To the Company’s knowledge, it was one of the first defendants in the MDL proceeding to reach a settlement with the plaintiffs and that settlement is among the lowest of all the settlements that have been announced to date in that consolidated action.  While not directly involved in those discussions, the Company is monitoring them closely and understands that other defendants involved in these lawsuits are engaged in global settlement discussions with plaintiffs in the MDL proceeding, state attorneys general and other plaintiff stakeholders.  The Company continues to examine the possibility of broader resolutions in these actions.

Testosterone Replacement Therapy Class Action. Subsidiaries of the Company were named in a class action complaint filed on behalf a putative class of third-party payers in the U.S. District Court for the Northern District of Illinois. The suit alleges that the Company’s subsidiaries violated various laws including the federal RICO statute and state consumer protection laws in connection with the sale and marketing of Androderm®. The class plaintiffs seek to obtain certain equitable relief, including injunctive relief and an order requiring restitution and/or disgorgement, and to recover damages and multiple damages in an unspecified amount. While the lawsuit is ongoing, the court has denied plaintiff’s class certification motion. On February 14, 2019, the court granted Defendants’ motion for summary judgment, dismissing the case in its entirety.   On June 12, 2019, plaintiffs/appellants filed their opening brief in the Seventh Circuit. Appellees’ Seventh Circuit brief was filed on July 17, 2019 and oral argument was heard on November 6, 2019. The Seventh Circuit affirmed the U.S. District Court for the Northern District of Illinois’s dismissal of the case on November 12, 2019.

Breast Implant Securities Class Action. In December 2018, two plaintiffs filed class action lawsuits against the Company and certain of its current and former officers alleging that defendants made materially false and misleading statements regarding the Company’s textured breast implants and their association with an uncommon cancer known as breast implant associated anaplastic large cell lymphoma. These lawsuits have been consolidated in the U.S. District Court for the Southern District of New York. The complaints seek unspecified monetary damages.  The Company filed a motion to dismiss the amended complaint, which the court granted in part and denied in part in a ruling on September 20, 2019. The Company filed its answer on October 18, 2019 and the parties are now engaging in discovery.

Oculeve Shareholder Dispute.  On February 26, 2019, Fortis Advisors LLC, as a representative of the former stockholders of Oculeve, Inc., filed a lawsuit against a subsidiary of the Company in state court in Delaware.  The lawsuit centers on a claim that the Company breached the terms of a July 2015 merger agreement.  The court recently denied the Company subsidiary’s motion to dismiss the complaint.

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

Breast Implant Litigation. Certain Company subsidiaries are defendants in approximately 38 cases, including several class actions and individual cases filed on behalf of multiple plaintiffs, alleging that Allergan’s textured breast implants caused women to develop an uncommon cancer known as breast implant associated anaplastic large cell lymphoma (“BIA-ALCL”).  Some of the lawsuits include claims that the defendants failed to properly warn against this risk and failed to promptly and properly report the results of the post-marketing studies relating to these products and that plaintiffs suffered injuries as a result. Other lawsuits seek to recover costs related to medical monitoring and damages for fear of developing BIA-ALCL.  The federal product liability and “fear of” cases have been consolidated in an MDL in the U.S. District Court for New Jersey. There are several additional cases filed in state courts in the United States and well as provincial courts in Canada.  On July 24, 2019, Allergan announced a voluntary worldwide recall of unused BIOCELL textured breast implants and tissue expanders. This announcement may impact the number of lawsuits related to BIA-ALCL filed moving forward.

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

Namenda XR®/Namzaric® Qui Tam.  A relator filed a qui tam lawsuit on behalf of the United States government and several individual states against the Company and certain of its subsidiaries along with Adamas Pharma LLC and Adamas Pharmaceuticals, Inc. (collectively, “Adamas”).  The lawsuit, filed in the U.S. District Court for the Northern District of California, was unsealed on February 6, 2019.   The federal and state governments have declined to intervene in this action.  The complaint alleges generally that the Adamas and Allergan defendants each engaged in conduct that delayed generic versions of Namenda XR® and/or Namzaric® from entering the market and that such conduct resulted in the submission of false claims to the government.  The Company Defendants and Adamas have moved to dismiss the complaint.  Oral argument on the motions to dismiss were held in December 2019.

Medical Aesthetics Qui Tam.  A subsidiary of the Company was served with a qui tam lawsuit that was filed in the U.S. District Court for the Central District of California on behalf of the United States and several individual states.  The federal and state governments have declined to intervene in this action.  The complaint alleges that certain promotional programs and sampling practices of the Company’s Medical Aesthetics business result in price reporting violations and violate anti-kickback statutes.  The court recently denied the Company subsidiary’s motion to dismiss this complaint.

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

Teva Shareholder Derivative Litigation. In 2017, the Company was named as defendant in a proposed Teva shareholder derivative litigation filed in the Economic Division of the Tel Aviv District Court in Israel. The lawsuit contains allegations that the Company aided and abetted Teva’s board of directors’ violations of Israeli securities laws. Recently, the plaintiffs have sought to assert additional claims against the Company.  To date, the court has not determined whether it will allow plaintiffs to proceed with this action.

NOTE 27 — Warner Chilcott Limited (“WCL”) Guarantor and Non-Guarantor Condensed Consolidating Financial Information

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

WCL has revised its consolidating balance sheets as previously presented in its balance sheet in Footnote 25 of the December 31, 2018 Annual Report on Form 10-K due to a change in the Company’s legal entity structure and other reclassifications that occurred during the year ended December 31, 2019.  As a result, prior period information has been recast to conform to the current period presentation.

The following financial information presents the consolidating balance sheets as of December 31, 2019 and 2018, the related statements of operations and comprehensive income / (loss) for the years ended December 31, 2019, 2018 and 2017 and the statements of cash flows for the years ended December 31, 2019, 2018 and 2017.

Warner Chilcott Limited

Consolidating Balance Sheets

As of December 31, 2019

($ in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
ASSETS
Current assets:
Cash and cash equivalents	$0.1	$1.6	$0.1	$-	$2,495.3	$-	$2,497.1
Marketable securities	-	-	-	-	3,411.6	-	3,411.6
Accounts receivable, net	-	-	-	-	3,192.3	-	3,192.3
Receivables from Parents	-		-	-	409.3	-	409.3
Inventories	-	-	-	-	1,133.1	-	1,133.1
Intercompany receivables	-	6,508.0	154.0	40.5	14,930.1	(21,632.6)	-
Current assets held for sale	-	-	-	-	-	-	-
Prepaid expenses and other current assets	-	-	-	33.3	853.1	-	886.4
Total current assets	0.1	6,509.6	154.1	73.8	26,424.8	(21,632.6)	11,529.8
Property, plant and equipment, net	-	-	-	-	1,926.5	-	1,926.5
Right of use asset - operating leases	-	-	-	-	490.4		490.4
Investments and other assets	-	-	-	-	408.0	-	408.0
Investment in subsidiaries	55,891.8	76,855.8	21,016.7	83,155.2	-	(236,919.5)	-
Non current intercompany receivables	-	-	-	-	1,156.6	(1,156.6)	-
Non current receivables from Parents	-		-	-	-	-
Non current assets held for sale	-	-	-	-	31.7	-	31.7
Deferred tax assets	-	49.6	-	-	527.3	-	576.9
Product rights and other intangibles	-	-	-	-	37,890.6	-	37,890.6
Goodwill	-	-	-	-	42,248.3	-	42,248.3
Total assets	$55,891.9	$83,415.0	$21,170.8	$83,229.0	$111,104.2	$(259,708.7)	$95,102.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	-	0.1	155.2	97.3	6,094.4	-	6,347.0
Intercompany payables	-	3,544.4	930.6	10,455.1	6,702.5	(21,632.6)	-
Payables to Parents	-	-	-	-	2,715.5	-	2,715.5
Income taxes payable	-	-	2.4	-	62.7	-	65.1
Current portion of long-term debt and capital leases	-	-	3,008.2	-	1,524.3	-	4,532.5
Current portion of lease liability - operating	-	-	-	-	124.4	-	124.4
Total current liabilities	-	3,544.5	4,096.4	10,552.4	17,223.8	(21,632.6)	13,784.5
Long-term debt and capital leases	-	-	14,742.1	2,142.8	1,231.6	-	18,116.5
Lease liability - operating	-	-	-	-	446.1	-	446.1
Other long-term liabilities	-	-	-	-	801.4	-	801.4
Long-term intercompany payables	-	-	-	1,156.6	-	(1,156.6)	-
Other taxes payable	-	-	-	-	1,698.6	-	1,698.6
Deferred tax liabilities	-	-	-	-	4,363.2	-	4,363.2
Total liabilities	-	3,544.5	18,838.5	13,851.8	25,764.7	(22,789.2)	39,210.3
Total equity / (deficit)	55,891.9	79,870.5	2,332.3	69,377.2	85,339.5	(236,919.5)	55,891.9
Total liabilities and equity	$55,891.9	$83,415.0	$21,170.8	$83,229.0	$111,104.2	$(259,708.7)	$95,102.2

Warner Chilcott Limited

Consolidating Balance Sheets

As of December 31, 2018

($ in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
ASSETS
Current assets:
Cash and cash equivalents	$0.1	$1.8	$0.8	$-	$875.9	$-	$878.6
Marketable securities	-	489.9	-	-	537.0	-	1,026.9
Accounts receivable, net	-	-	-	-	2,868.1	-	2,868.1
Receivables from Parents	-	-	-	-	640.9	-	640.9
Inventories	-	-	-	-	846.9	-	846.9
Intercompany receivables	-	3,534.7	961.0	16.7	24,779.3	(29,291.7)	-
Current assets held for sale	-	-	-	-	34.0	-	34.0
Prepaid expenses and other current assets	-	-	-	33.3	785.4	-	818.7
Total current assets	0.1	4,026.4	961.8	50.0	31,367.5	(29,291.7)	7,114.1
Property, plant and equipment, net	-	-	-	-	1,787.0	-	1,787.0
Investments and other assets	-	-	-	-	1,970.6	-	1,970.6
Investment in subsidiaries	62,940.2	73,846.0	22,656.5	86,628.2	-	(246,070.9)	-
Non current intercompany receivables	-	28,239.4	18,090.2	-	19,674.2	(66,003.8)	-
Non current assets held for sale	-	-	-	-	882.2	-	882.2
Deferred tax assets	-	43.6	-	-	1,020.1	-	1,063.7
Product rights and other intangibles	-	-	-	-	43,695.4	-	43,695.4
Goodwill	-	-	-	-	45,913.3	-	45,913.3
Total assets	$62,940.3	$106,155.4	$41,708.5	$86,678.2	$146,310.3	$(341,366.4)	$102,426.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	-	0.1	156.3	92.9	4,538.1	-	4,787.4
Intercompany payables	-	14,315.0	21.7	10,442.6	4,512.4	(29,291.7)	-
Payables to Parents	-	-	-	-	2,829.2	-	2,829.2
Income taxes payable	-	-	-	-	72.4	-	72.4
Current portion of long-term debt and capital leases	-	-	779.6	-	88.7	-	868.3
Total current liabilities	-	14,315.1	957.6	10,535.5	12,040.8	(29,291.7)	8,557.3
Long-term debt and capital leases	-	-	18,090.2	2,135.9	2,703.3	-	22,929.4
Other long-term liabilities	-	-	-	-	882.0	-	882.0
Long-term intercompany payables	-	18,597.4	-	1,076.8	46,329.6	(66,003.8)	-
Other taxes payable	-	-	-	-	1,615.5	-	1,615.5
Deferred tax liabilities	-	-	-	-	5,501.8	-	5,501.8
Total liabilities	-	32,912.5	19,047.8	13,748.2	69,073.0	(95,295.5)	39,486.0
Total equity / (deficit)	62,940.3	73,242.9	22,660.7	72,930.0	77,237.3	(246,070.9)	62,940.3
Total liabilities and equity	$62,940.3	$106,155.4	$41,708.5	$86,678.2	$146,310.3	$(341,366.4)	$102,426.3

Warner Chilcott Limited

Consolidating Statements of Operations and Comprehensive (Loss) / Income

For the Year Ended December 31, 2019

($ in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$16,088.9	$-	$16,088.9
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	2,493.1	-	2,493.1
Research and development	-	-	-	-	1,812.0	-	1,812.0
Selling and marketing	-	-	-	-	3,461.7	-	3,461.7
General and administrative	-	-	-	-	2,330.8	-	2,330.8
Amortization	-	-	-	-	5,856.6	-	5,856.6
Goodwill impairments	-	-	-	-	3,552.8	-	3,552.8
In-process research and development impairments	-	-	-	-	436.0	-	436.0
Asset sales and impairments, net	-	-	-	-	440.2	-	440.2
Total operating expenses	-	-	-	-	20,383.2	-	20,383.2
Operating (loss)	-	-	-	-	(4,294.3)	-	(4,294.3)

Interest income / (expense), net	-	3.8	(598.3)	(79.8)	(31.9)	-	(706.2)
Other income, net	-	-	(0.1)	-	32.9	-	32.8
Total other income / (expense), net	-	3.8	(598.4)	(79.8)	1.0	-	(673.4)
Income / (loss) before income taxes and noncontrolling interest	-	3.8	(598.4)	(79.8)	(4,293.3)	-	(4,967.7)
(Benefit) / provision for income taxes	-	1.8	-	-	144.6	-	146.4
Losses / (earnings) of equity interest subsidiaries	5,120.0	5,070.0	533.6	(251.3)	-	(10,472.3)	-
Net (loss) / income from continuing operations, net of tax	(5,120.0)	(5,068.0)	(1,132.0)	171.5	(4,437.9)	10,472.3	(5,114.1)
(Loss) from discontinued operations, net of tax	-	-	-	-	-	-	-
Net (loss) / income	(5,120.0)	(5,068.0)	(1,132.0)	171.5	(4,437.9)	10,472.3	(5,114.1)
(Income) attributable to noncontrolling interest	-	-	-	-	(5.9)	-	(5.9)
Net (loss) / income attributable to members	(5,120.0)	(5,068.0)	(1,132.0)	171.5	(4,443.8)	10,472.3	(5,120.0)
Other comprehensive (loss) / income, net of tax	(138.0)	(400.0)	(1,106.2)	(3,724.3)	(138.0)	5,368.5	(138.0)
Comprehensive (loss) / income attributable to members	$(5,258.0)	$(5,468.0)	$(2,238.2)	$(3,552.8)	$(4,581.8)	$15,840.8	$(5,258.0)

Warner Chilcott Limited

Consolidating Statements of Operations and Comprehensive (Loss) / Income

For the Year Ended December 31, 2018

($ in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$15,787.4	$-	$15,787.4
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	2,191.4	-	2,191.4
Research and development	-	-	-	-	2,266.2	-	2,266.2
Selling and marketing	-	-	-	-	3,250.6	-	3,250.6
General and administrative	-	-	-	-	1,177.5	-	1,177.5
Amortization	-	-	-	-	6,552.3	-	6,552.3
Goodwill impairments	-	-	-	-	2,841.1	-	2,841.1
In-process research and development impairments	-	-	-	-	804.6	-	804.6
Asset sales and impairments, net	-	-	-	-	2,857.6	-	2,857.6
Total operating expenses	-	-	-	-	21,941.3	-	21,941.3
Operating (loss)	-	-	-	-	(6,153.9)	-	(6,153.9)

Interest income / (expense), net	-	1,101.1	(8.8)	(82.8)	(1,650.6)	-	(641.1)
Other (expense), net	-	-	15.6	-	241.1	-	256.7
Total other income / (expense), net	-	1,101.1	6.8	(82.8)	(1,409.5)	-	(384.4)
Income / (loss) before income taxes and noncontrolling interest	-	1,101.1	6.8	(82.8)	(7,563.4)	-	(6,538.3)
Provision / (benefit) for income taxes	-	(23.8)	3.5	(50.7)	(1,705.4)	-	(1,776.4)
Losses / (earnings) of equity interest subsidiaries	4,772.1	5,719.1	280.7	250.1	-	(11,022.0)	-
Net (loss) / income from continuing operations, net of tax	(4,772.1)	(4,594.2)	(277.4)	(282.2)	(5,858.0)	11,022.0	(4,761.9)
(Loss) from discontinued operations, net of tax	-	-	-	-	-	-	-
Net (loss) / income	(4,772.1)	(4,594.2)	(277.4)	(282.2)	(5,858.0)	11,022.0	(4,761.9)
(Income) attributable to noncontrolling interest	-	-	-	-	(10.2)	-	(10.2)
Net (loss) / income attributable to members	(4,772.1)	(4,594.2)	(277.4)	(282.2)	(5,868.2)	11,022.0	(4,772.1)
Other comprehensive income / (loss), net of tax	(512.5)	(599.3)	587.2	2,013.0	(512.5)	(1,488.4)	(512.5)
Comprehensive (loss) / income attributable to members	$(5,284.6)	$(5,193.5)	$309.8	$1,730.8	$(6,380.7)	$9,533.6	$(5,284.6)

Warner Chilcott Limited

Consolidating Statements of Operations and Comprehensive (Loss) / Income

For the Year Ended December 31, 2017

($ in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	-	-	-	-	15,940.7	-	15,940.7
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	2,168.0	-	2,168.0
Research and development	-	-	-	-	2,100.1	-	2,100.1
Selling and marketing	-	-	-	-	3,514.8	-	3,514.8
General and administrative	-	-	8.6	1.1	1,392.6	-	1,402.3
Amortization	-	-	-	-	7,197.1	-	7,197.1
In-process research and development impairments	-	-	-	-	1,452.3	-	1,452.3
Asset sales and impairments, net	-	-	-	-	3,927.7	-	3,927.7
Total operating expenses	-	-	8.6	1.1	21,752.6	-	21,762.3
Operating (loss)	-	-	(8.6)	(1.1)	(5,811.9)	-	(5,821.6)

Interest income / (expense), net	-	845.5	116.6	(131.2)	(1,760.2)	-	(929.3)
Other income, net	-	-	(110.4)	(66.7)	(3,260.2)	-	(3,437.3)
Total other income / (expense), net	-	845.5	6.2	(197.9)	(5,020.4)	-	(4,366.6)
Income / (loss) before income taxes and noncontrolling interest	-	845.5	(2.4)	(199.0)	(10,832.3)	-	(10,188.2)
Provision / (benefit) for income taxes	-	5.0	0.3	(177.3)	(6,498.4)	-	(6,670.4)
(Earnings) / losses of equity interest subsidiaries	3,927.3	4,517.5	1,958.1	752.7	-	(11,155.6)	-
Net income / (loss) from continuing operations, net of tax	(3,927.3)	(3,677.0)	(1,960.8)	(774.4)	(4,333.9)	11,155.6	(3,517.8)
Income from discontinued operations, net of tax	-	-	-	-	(402.9)	-	(402.9)
Net income / (loss)	(3,927.3)	(3,677.0)	(1,960.8)	(774.4)	(4,736.8)	11,155.6	(3,920.7)
(Income) attributable to noncontrolling interest	-	-	-	-	(6.6)	-	(6.6)
Net income / (loss) attributable to members	(3,927.3)	(3,677.0)	(1,960.8)	(774.4)	(4,743.4)	11,155.6	(3,927.3)
Other comprehensive (loss) / income, net of tax	2,959.1	3,001.5	(643.8)	(2,203.7)	2,959.1	(3,113.1)	2,959.1
Comprehensive income / (loss) attributable to members	$(968.2)	$(675.5)	$(2,604.6)	$(2,978.1)	$(1,784.3)	$8,042.5	$(968.2)

Warner Chilcott Limited

Consolidating Statements of Cash Flows

For the Year Ended December 31, 2019

($ in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net (loss) / income	$(5,120.0)	$(5,068.0)	$(1,132.0)	$171.5	$(4,437.9)	$10,472.3	$(5,114.1)
Reconciliation to net cash provided by / (used in) operating activities:
Losses / (earnings) of equity interest subsidiaries	5,120.0	5,070.0	533.6	(251.3)	-	(10,472.3)	-
Depreciation	-	-	-	-	204.5	-	204.5
Amortization	-	-	-	-	5,856.6	-	5,856.6
Provision for inventory reserve	-	-	-	-	160.2	-	160.2
Share-based compensation	-	-	-	-	214.3	-	214.3
Deferred income tax benefit	-	-	-	-	(660.9)	-	(660.9)
Goodwill impairments	-	-	-	-	3,552.8	-	3,552.8
In-process research and development impairments	-	-	-	-	436.0	-	436.0
Loss on asset sales and impairments, net	-	-	-	-	440.2	-	440.2
Non-cash extinguishment of debt			-	-	0.2	-	0.2
Amortization of deferred financing costs	-	-	15.9	1.6	-	-	17.5
Amortization of right of use assets	-	-	-	-	130.9	-	130.9
Contingent consideration adjustments, including accretion	-	-	-	-	54.1	-	54.1
Dividends from subsidiaries	1,774.3	-	-	-	-	(1,774.3)	-
Other, net	-	-	(5.2)	(1.7)	1.4	-	(5.5)
Changes in assets and liabilities (net of effects of acquisitions)	-	(291.6)	1,618.6	79.9	591.1	-	1,998.0
Net cash provided by / (used in) operating activities	1,774.3	(289.6)	1,030.9	-	6,543.5	(1,774.3)	7,284.8
Cash Flows From Investing Activities:
Additions to property, plant and equipment	-	-	-	-	(375.2)	-	(375.2)
Additions to product rights and other intangibles	-	-	-	-	(58.3)	-	(58.3)
Additions to investments	-	(100.0)	-	-	(3,838.0)	-	(3,938.0)
Proceeds from sale of investments and other assets	-	389.4	-	-	1,180.2	-	1,569.6
Proceeds from sales of property, plant and equipment	-	-	-	-	23.7	-	23.7
Acquisitions of business, net of cash acquired	-	-	-	-	(80.6)	-	(80.6)
Net cash (used in) / provided by investing activities	-	289.4	-	-	(3,148.2)	-	(2,858.8)
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness, including credit facility	-	-	-	-	11.9	-	11.9
Payments on debt, including capital lease obligations and credit facility	-	-	(1,031.6)	-	(13.3)	-	(1,044.9)
Debt issuance and other financing costs	-	-	-	-	-	-	-
Payments of contingent consideration and other financing	-	-	-	-	(9.3)	-	(9.3)
Dividends to Parents	(1,774.3)	-	-	-	(1,774.3)	1,774.3	(1,774.3)
Net cash (used in) / provided by financing activities	(1,774.3)	-	(1,031.6)	-	(1,785.0)	1,774.3	(2,816.6)
Effect of currency exchange rate changes on cash and cash equivalents	-	-	-	-	9.1	-	9.1
Net (decrease) / increase in cash and cash equivalents	-	(0.2)	(0.7)	-	1,619.4	-	1,618.5
Cash and cash equivalents at beginning of period	0.1	1.8	0.8	-	875.9	-	878.6
Cash and cash equivalents at end of period	$0.1	$1.6	$0.1	$-	$2,495.3	$-	$2,497.1

Warner Chilcott Limited

Consolidating Statements of Cash Flows

For the Year Ended December 31, 2018

($ in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net (loss) / income	$(4,772.1)	$(4,594.2)	$(277.4)	$(282.2)	$(5,858.0)	$11,022.0	$(4,761.9)
Reconciliation to net cash provided by / (used in) operating activities:
Losses / (earnings) of equity interest subsidiaries	4,772.1	5,719.1	280.7	250.1	-	(11,022.0)	-
Depreciation	-	-	-	-	196.3	-	196.3
Amortization	-	-	-	-	6,552.3	-	6,552.3
Provision for inventory reserve	-	-	-	-	96.4	-	96.4
Share-based compensation	-	-	-	-	239.8	-	239.8
Deferred income tax benefit	-	-	-	-	(1,255.7)	-	(1,255.7)
Goodwill impairments	-	-	-	-	2,841.1	-	2,841.1
In-process research and development impairments	-	-	-	-	804.6	-	804.6
Loss on asset sales and impairments, net	-	-	-	-	2,857.6	-	2,857.6
Gain on sale of Teva securities, net	-	-	-	-	(60.9)	-	(60.9)
Gain on sale of businesses	-	-			(182.6)	-	(182.6)
Non-cash extinguishment of debt	-	-	30.0	-	-	-	30.0
Cash charge related to extinguishment of debt	-	-	(45.6)	-	-	-	(45.6)
Amortization of deferred financing costs	-	-	21.0	1.6	-	-	22.6
Contingent consideration adjustments, including accretion	-	-	-	-	(106.5)	-	(106.5)
Dividends from subsidiaries	4,075.6	-	-	-	-	(4,075.6)	-
Other, net	-	-	(5.6)	(1.7)	36.3	-	29.0
Changes in assets and liabilities (net of effects of acquisitions)	-	(1,626.3)	5,482.0	32.2	(5,152.4)	-	(1,264.5)
Net cash provided by / (used in) operating activities	4,075.6	(501.4)	5,485.1	-	1,008.3	(4,075.6)	5,992.0
Cash Flows From Investing Activities:
Additions to property, plant and equipment	-	-	-	-	(253.5)	-	(253.5)
Additions to investments	-	(889.9)	-	-	(1,581.8)	-	(2,471.7)
Proceeds from sale of investments and other assets	-	800.0	-	-	5,459.3	-	6,259.3
Payments to settle Teva related matters	-	-	-	-	(466.0)	-	(466.0)
Proceeds from sales of property, plant and equipment	-	-	-	-	30.4	-	30.4
Net cash provided by / (used in) investing activities	-	(89.9)	-	-	3,188.4	-	3,098.5
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness, including credit facility	-	700.0	1,919.7	-	37.3	-	2,657.0
Payments on debt, including capital lease obligations and credit facility	-	(700.0)	(7,393.7)	-	(710.8)	-	(8,804.5)
Debt issuance and other financing costs	-	-	(10.4)	-	-	-	(10.4)
Payments of contingent consideration and other financing	-	-	-	-	(30.9)	-	(30.9)
Proceeds from forward sale of Teva securities	-	-	-	-	465.5	-	465.5
Payments to settle Teva related matters	-	-	-	-	(234.0)	-	(234.0)
Dividends to Parents	(4,075.6)	-	-	-	(4,075.6)	4,075.6	(4,075.6)
Net cash (used in) / provided by financing activities	(4,075.6)	-	(5,484.4)	-	(4,548.5)	4,075.6	(10,032.9)
Effect of currency exchange rate changes on cash and cash equivalents	-	-	-	-	4.7	-	4.7
Net increase in cash and cash equivalents	-	(591.3)	0.7	-	(347.1)	-	(937.7)
Cash and cash equivalents at beginning of period	0.1	593.1	0.1	-	1,223.0	-	1,816.3
Cash and cash equivalents at end of period	$0.1	$1.8	$0.8	$-	$875.9	$-	$878.6

Warner Chilcott Limited

Consolidating Statements of Cash Flows

For the Year Ended December 31, 2017

($ in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net income / (loss)	$(3,927.3)	$(3,677.0)	$(1,960.8)	$(774.4)	$(4,736.8)	$11,155.6	$(3,920.7)
Reconciliation to net cash provided by / (used in) operating activities:
(Earnings) / losses of equity interest subsidiaries	3,927.3	4,517.5	1,958.1	752.7	-	(11,155.6)	-
Depreciation	-	-	-	-	171.5	-	171.5
Amortization	-	-	-	-	7,197.1	-	7,197.1
Provision for inventory reserve	-	-	-	-	102.2	-	102.2
Share-based compensation	-	-	-	-	293.3	-	293.3
Deferred income tax benefit	-	-	-	-	(7,783.1)	-	(7,783.1)
In-process research and development impairments	-	-	-	-	1,452.3	-	1,452.3
Loss on asset sales and impairments, net	-	-	-	-	3,927.7	-	3,927.7
Net income impact of other-than-temporary loss on investment in Teva securities	-	-	-	-	3,273.5	-	3,273.5
Charge to settle Teva related matters	-	-	-	-	387.4	-	387.4
Loss on forward sale of Teva shares	-	-	-	-	62.9	-	62.9
Amortization of inventory step-up	-	-	-	-	131.7	-	131.7
Non-cash extinguishment of debt	-	-	17.6	12.2	(45.5)	-	(15.7)
Cash charge related to extinguishment of debt	-	-	91.6	52.9	61.1	-	205.6
Amortization of deferred financing costs	-	-	23.3	4.5	-	-	27.8
Contingent consideration adjustments, including accretion	-	-	-	-	(133.2)	-	(133.2)
Dividends from subsidiaries	1,668.2	-	-	-	-	(1,668.2)	-
Other, net	-	(10.0)	-	-	(27.0)	-	(37.0)
Changes in assets and liabilities (net of effects of acquisitions)	-	(4,228.1)	(241.5)	2,148.3	3,207.3	-	886.0
Net cash provided by / (used in) operating activities	1,668.2	(3,397.6)	(111.7)	2,196.2	7,542.4	(1,668.2)	6,229.3
Cash Flows From Investing Activities:
Additions to property, plant and equipment	-	-	-	-	(349.9)	-	(349.9)
Additions to product rights and other intangibles	-	-	-	-	(614.3)	-	(614.3)
Additions to investments	-	(4,389.6)	-	-	(5,394.2)	-	(9,783.8)
Proceeds from sale of investments and other assets	-	7,866.4	-	-	7,286.9	-	15,153.3
Proceeds from sales of property, plant and equipment	-	-	-	-	7.1	-	7.1
Acquisitions of businesses, net of cash acquired	-	-	-	-	(5,290.4)	-	(5,290.4)
Net cash (used in) / provided by investing activities	-	3,476.8	-	-	(4,354.8)	-	(878.0)
Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness, including credit facility	-	-	3,020.9	-	529.1	-	3,550.0
Payments on debt, including capital lease obligations and credit facility	-	-	(2,800.0)	(2,143.3)	(1,470.3)	-	(6,413.6)
Debt issuance and other financing costs	-	-	(17.5)	-	(3.1)	-	(20.6)
Cash charge related to extinguishment of debt	-	-	(91.6)	(52.9)	(61.1)	-	(205.6)
Payments of contingent consideration and other financing	-	-	-	-	(511.6)	-	(511.6)
Dividends to Parents	(1,668.2)	-	-	-	(1,668.2)	1,668.2	(1,668.2)
Net cash (used in) / provided by financing activities	(1,668.2)	-	111.8	(2,196.2)	(3,185.2)	1,668.2	(5,269.6)
Effect of currency exchange rate changes on cash and cash equivalents	-	-	-	-	21.4	-	21.4
Net increase / (decrease) in cash and cash equivalents	-	79.2	0.1	-	23.8	-	103.1
Cash and cash equivalents at beginning of period	0.1	513.9	-	-	1,199.2	-	1,713.2
Cash and cash equivalents at end of period	$0.1	$593.1	$0.1	$-	$1,223.0	$-	$1,816.3

NOTE 28 — Compensation

The following table represents compensation costs for the years ended December 31, 2019, 2018 and 2017 ($ in millions):

	Years Ended December 31,
	2019	2018	2017
Wages and salaries	$2,193.2	$1,994.9	$1,892.8
Share-based compensation	214.3	239.8	308.0
Retirement plans	136.0	107.0	82.7
Social welfare (taxes)	143.3	163.1	150.4
Other benefits	152.5	175.2	265.1
Total	$2,839.3	$2,680.0	$2,699.0

NOTE 29 — Concentration

The Company considers there to be a concentration risk for customers that account for 10% or more of their third-party revenues. The following table illustrates any customer which accounted for 10% or more of our annual revenues within the U.S. and Canada in any of the past three fiscal years and the respective percentage of our revenues for which they account for each of the last three years:

Customer	2019	2018	2017
McKesson Corporation	25%	25%	23%
Cardinal Health, Inc.	24%	23%	19%
AmerisourceBergen Corporation	22%	22%	19%

No other country outside the U.S. and Canada had 10% or more of global sales.

The Company’s accounts receivable primarily arise from product sales in North America and primarily represent amounts due from wholesalers, distributors, drug store chains and service providers in the health care and pharmaceutical industries, public hospitals and other government entities. Approximately 66% and 62% of the gross accounts receivable balance are concentrated among the Company’s three largest customers as of December 31, 2019 and 2018, respectively. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential uncollectible accounts. Actual losses from uncollectible accounts have been minimal.

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

Certain of the Company’s finished products and raw materials are obtained from single source suppliers. Although the Company seeks to identify more than one source for its various finished products and raw materials, loss of a single source supplier could have an adverse effect on the Company’s results of operations, financial condition and cash flows. Further, a second source supplier may not be able to produce the same volumes of inventory as the Company’s primary supplier. No third party manufacturer accounted for 10% or more of the Company’s products sold based on third-party revenues for the year ended December 31, 2019.

Schedule II

Allergan plc

Warner Chilcott Limited

Valuation and Qualifying Accounts

Years Ended December 31, 2019, 2018 and 2017

($ in millions)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions / Write-offs	Other*	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2019	$101.7	$35.8	$(26.7)	$-	$110.8
Year Ended December 31, 2018	$93.0	$18.5	$(9.8)	$-	$101.7
Year Ended December 31, 2017	$75.7	$11.6	$(1.7)	$7.4	$93.0
Tax valuation allowance:
Year Ended December 31, 2019	$1,637.9	$443.4	$-	$(2.2)	$2,079.1
Year Ended December 31, 2018	$403.8	$1,237.9	$-	$(3.8)	$1,637.9
Year Ended December 31, 2017	$183.9	$230.1	$-	$(10.2)	$403.8
*Includes opening balances of businesses acquired in the period and reclasses to assets held for sale.

SUPPLEMENTARY DATA (UNAUDITED)

Selected unaudited quarterly consolidated financial data and market price information are shown below ($ in millions except per share data):

		For Three Month Periods Ended
	Year Ended 12/31/2019	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019
Net revenues	$16,088.9	$4,351.0	$4,050.7	$4,090.1	$3,597.1
Net (loss)	$(5,265.1)	$(317.3)	$(785.6)	$(1,754.9)	$(2,407.3)
Basic earnings per share	(16.02)	(0.97)	(2.40)	(5.37)	(7.25)
Diluted earnings per share	(16.02)	(0.97)	(2.40)	(5.37)	(7.25)
Market price per share:
High		$191.58	$169.61	$167.43	$160.79
Low		$165.40	$156.34	$115.73	$132.09

		For Three Month Periods Ended
	Year Ended 12/31/2018	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	Mar. 31, 2018
Net revenues	$15,787.4	$4,079.7	$3,911.4	$4,124.2	$3,672.1
Net (loss) / income	$(5,086.2)	$(4,295.9)	$(36.3)	$(470.1)	$(283.9)
Basic earnings per share	(15.26)	(12.83)	(0.11)	(1.39)	(0.99)
Diluted earnings per share	(15.26)	(12.83)	(0.11)	(1.39)	(0.99)
Market price per share:
High		$193.46	$192.51	$175.19	$188.15
Low		$129.82	$167.21	$143.80	$144.02