Form 10-K/A
period 2019-12-31
Allergan plc; Warner Chilcott Ltd
filed 2020-04-29
CIK 1578845, 1620602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

to

Commission File Number	Exact name of registrant as specified in its charter, principal office and address and telephone number	State of incorporation or organization	I.R.S. Employer Identification No.
001-36867	Allergan plc Clonshaugh Business and Technology Park Coolock, Dublin, D17 E400, Ireland (862) 261-7000	Ireland	98-1114402
001-36887	Warner Chilcott Limited Victoria Place, 5 th Floor Hamilton HM 10 Bermuda (441) 295-2244	Bermuda	98-0496358

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Allergan plc Ordinary Shares, $0.0001 par value	AGN	New York Stock Exchange

Floating rate notes due 2020	AGN20A	New York Stock Exchange

0.500% notes due 2021	AGN21	New York Stock Exchange

1.500% notes due 2023	AGN 23A	New York Stock Exchange

1.250% notes due 2024	AGN 24A	New York Stock Exchange

2.625% notes due 2028	AGN28	New York Stock Exchange

2.125% notes due 2029	AGN29	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Allergan plc	Yes ☒	No ☐
Warner Chilcott Limited	Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Allergan plc	Yes ☐	No ☒
Warner Chilcott Limited	Yes ☐	No ☒

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
Number of shares of Allergan plc’s Ordinary Shares outstanding on April 27, 2020: 329,765,537
This Amendment No. 1 to the Annual Report on Form
10-K
is a combined report being filed separately by two different registrants: Allergan plc and Warner Chilcott Limited. Warner Chilcott Limited is an indirect wholly owned subsidiary of Allergan plc. The information in this Amendment No 1 to the Annual Report on Form
10-K
is equally applicable to Allergan plc and Warner Chilcott Limited, except where otherwise indicated. Warner Chilcott Limited meets the conditions set forth in General Instruction H(1)(a) and (b) of Form
10-K
and, to the extent applicable, is therefore filing this form with a reduced disclosure format.

ALLERGAN PLC
WARNER CHILCOTT LIMITED

FORM
10-K
FOR THE YEAR ENDED DECEMBER 31, 2019

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form
10-K
(this “Amendment”) amends Part III, Items 10 through 14 of the previously filed Annual Report on Form
10-K
for the fiscal year ended December 31, 2019, originally filed on February 18, 2020 (the “Original Filing”) by Allergan plc and Warner Chilcott Limited (collectively, “we,” “our,” “us,” the “Company” or “Allergan”). We are filing this Amendment to include information previously omitted from the Original Filing in reliance on General Instruction G(3) to Form
10-K,
which provides that registrants may incorporate by reference certain information from a definitive proxy statement that involves the election of directors, provided that the definitive proxy statement is filed with the Securities and Exchange Commission (“SEC”) within 120 days after the end of the fiscal year. Due to the Company’s previously announced and pending transaction with AbbVie Inc. (the “AbbVie Transaction”), the Company does not anticipate that a definitive proxy statement that involves the election of directors will be filed within 120 days of the end of the Company’s fiscal year. Accordingly, Part III of the Original Filing is hereby amended as set forth below.
In addition, as required by Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits under Item 15 of Part IV to this Amendment.
Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Filing. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Filing, and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC subsequent to the filing of the Original Filing.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors
The following summaries set forth information regarding the Company’s current directors as of April 27, 2020.

NESLI BASGOZ, M.D. Director Since: 2014 Age: 62 Committees: • Quality and Innovation Committee (Chair)

Dr. Basgoz joined the Board of Directors in July 2014 following the Company’s acquisition of Forest Laboratories, Inc. Dr. Basgoz is currently the Associate Chief and Clinical Director, Division of Infectious Diseases at Massachusetts General Hospital (MGH), a role she has held since 2001. In addition, Dr. Basgoz is an Associate Professor of Medicine at Harvard Medical School. Dr. Basgoz earned her MD degree and completed her residency in internal medicine at Northwestern University Medical School. She also completed a fellowship in the Infectious Diseases Division at the University of California at San Francisco. She is board certified in both infectious diseases and internal medicine. Dr. Basgoz serves on the Board of Directors because of her extensive experience in clinical medicine.

Other Public Company Directorships:

•
None

Previous, Recently-Held Public Company Directorships:

•
None

JOSEPH H. BOCCUZI Director Since: 2017 Age: 73 Committees: • Compensation Committee • Nominating and Corporate Governance Committee

Mr. Boccuzi joined the Board of Directors in 2017. He retired from Spencer Stuart in December 2016 after 24 years of service, where he played a central role in establishing and building the firm’s Life Sciences Practice. He served in positions of increasing responsibility within Spencer Stuart, most recently as a Partner in the firm’s Global Life Sciences, Board and Chief Executive Officer Practices, a role he had held since 1996. Prior to joining Spencer Stuart, Mr. Boccuzi worked in executive search, venture capital and corporate management roles. He served as a consultant with Paul R. Ray & Company, an executive search firm. Prior to that, he worked as a Financial Advisor for Merrill Lynch. Mr. Boccuzi also held several leadership positions at National Patent Development Corporation, a venture capital firm specializing in medical technology and investment throughout the U.S. and worldwide. While there, he managed four medical startup operations serving as chief operating officer, board member and adviser to the board of directors. Prior to that, Mr. Boccuzi worked in sales for Xerox Corporation. Mr. Boccuzi serves on the Board of Directors because of his deep understanding of leadership, talent and compensation issues in the pharmaceutical industry.

Other Public Company Directorships:

•
None

Previous, Recently-Held Public Company Directorships:

•
None

CHRISTOPHER W. BODINE Director Since: 2009 Age: 64 Committees: • Compensation Committee • Nominating and Corporate Governance Committee (Chair)

Mr. Bodine joined the Board of Directors in 2009. Mr. Bodine retired from CVS Caremark in January 2009 after 24 years with CVS. Prior to his retirement, Mr. Bodine served as President, Healthcare Services of CVS Caremark Corporation, where he was responsible for strategy, business development, trade relations, sales and account management, pharmacy merchandising, marketing, information technology and Minute Clinic. Prior to the merger of CVS Corporation and Caremark Rx, Inc. in March 2007, Mr. Bodine served for several years as Executive Vice President—Merchandising and Marketing of CVS Corporation. Mr. Bodine is active in the pharmaceutical industry, having served on a number of boards and committees, including the Healthcare Leadership Council, RI Quality Institute, National Retail Federation, National Association of Chain Drug Stores (NACDS), and the NACDS Pharmacy Affairs and Leadership Committees. Mr. Bodine currently serves on the Board of Directors of OneWater Marine Inc. and previously served on the Board of Directors of Nash Finch and Fred’s Inc. Mr. Bodine serves on the Board of Directors because of his extensive industry experience and knowledge of the needs and operations of our major customers.

Other Public Company Directorships:

•
OneWater Marine Inc.

Previous, Recently-Held Public Company Directorships:

•
Fred’s Inc.

•
Nash Finch

ADRIANE M. BROWN Director Since: 2017 Age: 61 Committees: • Audit and Compliance Committee • Quality and Innovation Committee

Ms. Brown joined the Board of Directors in 2017. She is a Venture Partner with Flying Fish Venture Partners. She is the former President and Chief Operating Officer of Intellectual Ventures Management LLC (Intellectual Ventures). Prior to joining Intellectual Ventures, Ms. Brown served in a number of leadership positions at Honeywell International, Inc. (Honeywell) from 1999-2009, most recently as Senior Vice President, Energy Strategy, and prior to that, as President and CEO of Honeywell’s Transportation Systems global operating group. Prior to joining Honeywell, Ms. Brown had a nearly 20 year career at Corning, Inc. Ms. Brown received her Bachelor of Science in environmental health from Old Dominion University and later received both a Master’s of Science in management (Sloan Fellow) from Massachusetts Institute of Technology and a Doctorate of Humane Letters from Old Dominion University. Ms. Brown currently serves on the Board of Directors of eBay, Inc., where she is a member of the Audit Committee. Ms. Brown formerly served on the board of Harman International Industries, Incorporated. Other directorships include: Pacific Science Center, Jobs of America’s Graduates and Washington Research Foundation. Ms. Brown serves on the Board of Directors because of her global business experience as a senior executive in technology-rich companies and her experience identifying, protecting and licensing intellectual property.

Other Public Company Directorships:

•
eBay, Inc.

Previous, Recently-Held Public Company Directorships:

•
Harman International Industries, Incorporated

•
Raytheon Company

CHRISTOPHER J. COUGHLIN Lead Independent Director Director Since: 2014 Age: 67 Committees: • Compensation Committee • Mergers and Acquisitions Committee • Nominating and Corporate Governance Committee

Mr. Coughlin joined the Board of Directors in July 2014 following the Company’s acquisition of Forest Laboratories, Inc., having served as a member of the Board of Directors of Forest beginning 2011. Mr. Coughlin began serving as our Lead Independent Director in October 2016. Mr. Coughlin served as Senior Advisor to the CEO and Board of Directors of Tyco until September 2012. Prior to that, he was Executive Vice President and Chief Financial Officer of Tyco International from 2005 to 2010. During his tenure, he played a central role in the separation of Tyco into five independent, public companies. Prior to joining Tyco, he worked as the Chief Operating Officer of the Interpublic Group of Companies from June 2003 to December 2004, as Chief Financial Officer from August 2003 to June 2004 and as a director from July 2003 to July 2004. Previously, Mr. Coughlin was Executive Vice President and Chief Financial Officer of Pharmacia Corporation from 1998 until its acquisition by Pfizer in 2003. Prior to that, he was Executive Vice President of Nabisco Holdings and President of Nabisco International. From 1981 to 1996 he held various positions, including Chief Financial Officer, at Sterling Winthrop. Mr. Coughlin serves on the Board of Directors and as a member of the Compensation Committee of each of Alexion Pharmaceuticals, Inc. and Prestige Consumer Healthcare, and serves on the Board of Directors of Aldevron. Mr. Coughlin also previously served on the Board of Directors of Interpublic Group of Companies, Monsanto Company, The Dun & Bradstreet Corp., Hologic, Inc., Covidien, Dipexium, Forest Laboratories, Inc. and Perrigo Company. Mr. Coughlin serves on the Board of Directors, and as our Lead Independent Director, because his depth of experience in executive leadership roles within complex corporate organizations and his service on public company boards, including in the roles of Chairman and Lead Independent Director, contribute critical risk oversight and management insight to our Board of Directors.

Other Public Company Directorships:

•
Alexion Pharmaceuticals, Inc.

•
Prestige Consumer Healthcare

Previous, Recently-Held Public Company Directorships:

•
The Dun & Bradstreet Corp. (Former Chairman of the Board)

•
Hologic, Inc.

•
Dipexium

CAROL ANTHONY (JOHN) DAVIDSON Director Since: 2018 Age: 64 Committees: • Audit and Compliance Committee (Chair) • Nominating and Corporate Governance Committee

Mr. Davidson joined the Board of Directors in 2018. He retired from Tyco International in September 2012, having served as Senior Vice President, Controller and Chief Accounting Officer since January 2004, where he was responsible for overseeing financial reporting, internal controls, and accounting policies and processes. In this role, Mr. Davidson worked as part of Tyco’s new senior leadership team in establishing financial integrity, operational excellence and strong ethical practices across Tyco global operations. Prior to joining Tyco in January 2004, Mr. Davidson served as Vice President, Audit, Risk and Compliance for Dell Inc. During his six-year career at Dell he also served in other senior capacities, including chief compliance officer and vice president and corporate controller. In addition, Mr. Davidson spent 16 years with Eastman Kodak Company where he led the company’s internal audit function and previously served in a variety of accounting and financial leadership roles. He began his career with Arthur Andersen & Co. From 2011 to 2015 he served as a member of the board of trustees of the Financial Accounting Foundation which oversees the FASB and GASB in accounting standards setting. From 2012 to 2018, Mr. Davidson served on the Board of Governors of the Financial Industry Regulatory Authority (FINRA) which regulates and oversees the US financial industry in the interest of investor protection and market integrity. Mr. Davidson currently serves on the Board of Directors of TE Connectivity Ltd. and Legg Mason, Inc. and previously served on the Board of Directors of DaVita, Inc. and Pentair Plc. Mr. Davidson also serves as a trustee of the University of Rochester. He earned his BS in Accounting from St. John Fisher College and his MBA in Finance from the University of Rochester. Mr. Davidson was inducted into the Financial Executives International (FEI) Hall of Fame. Mr. Davidson serves on the Board of Directors because of his expertise in complex accounting and financial issues, his experience serving on the boards of self-regulatory organizations, including FINRA, his experience serving on the Audit Committees of public company boards, and his extensive leadership experience across multiple industries, which includes experience implementing governance and control processes.

Other Public Company Directorships:

•
TE Connectivity Ltd.

•
Legg Mason, Inc.

Previous, Recently-Held Public Company Directorships:

•
DaVita, Inc.

•
Pentair Plc

THOMAS C. FREYMAN Director Since: 2018 Age: 65 Committees: • Audit and Compliance Committee • Compensation Committee (Chair) • Mergers and Acquisitions Committee

Mr. Freyman joined the Board of Directors in 2018. Mr. Freyman retired from Abbott Laboratories in 2017, having held various leadership positions during a period where the company executed a significant transformation and refocused its business portfolio. He brings broad-based healthcare experience in two of Allergan’s core therapeutic areas through his tenure at Abbott and his involvement in its proprietary pharmaceuticals and medical optics businesses. Most recently, he served as Executive Vice President, Finance and Administration for Abbott since June 2015. Prior to that, he served as Chief Financial Officer (CFO) and Executive Vice President, Finance for Abbott. He was first appointed CFO and Senior Vice President, Finance at Abbott in 2001. Previously, he served as Vice President and Controller of Abbott’s Hospital Products Division and held a number of financial planning and analysis positions. Prior to joining Abbott, Mr. Freyman was a certified public accountant at Ernst & Whinney. Mr. Freyman holds a bachelor’s degree in accounting from the University of Illinois and a master’s degree in management from Northwestern University. He also serves on the Board of Directors of Tenneco Inc. and Hanger, Inc., serving on the audit committee of each of those boards and on the compensation committee of Tenneco Inc. Mr. Freyman serves on the Board of Directors because of his extensive experience as a senior executive in our industry, his expertise in complex accounting and financial issues and his experience serving on the Audit Committees of public company boards.

Other Public Company Directorships:

•
Tenneco Inc.

•
Hanger, Inc.

Previous, Recently-Held Public Company Directorships:

•
None

MICHAEL E. GREENBERG, PHD Director Since: 2018 Age: 65 Committees: • Mergers and Acquisitions Committee • Quality and Innovation Committee

Dr. Greenberg joined the Board of Directors in 2018. Dr. Greenberg has been Harvard University’s Nathan Marsh Pusey Professor of Neurobiology since 2008. He has been a Co-Leader of Harvard Medical School’s Allen Discovery Center for Human Brain Evolution since 2017 and Chair of the Department of Neurobiology since 2008. He was also Founding Director of the F.M. Kirby Neurobiology Center, Children’s Hospital Boston, where he continues to serve as director. Prior to that he was a Professor in the Department of Microbiology & Molecular Genetics at Harvard Medical School, where he began in 1986. Dr. Greenberg serves on the Scientific Advisory Board of Decibel Therapeutics. Dr. Greenberg earned his Doctor of Philosophy from Rockefeller University and a Bachelor of Arts degree from Wesleyan University. He completed his post-doctoral fellowship at New York University Medical Center. Dr. Greenberg serves on the Board of Directors because of his extensive experience in academic medicine and 35-year track record of groundbreaking scientific discoveries in neurobiology, particularly with respect to the central nervous system, one of our therapeutic areas of focus.

Other Public Company Directorships:

•
None

Previous, Recently-Held Public Company Directorships:

•
None

ROBERT J. HUGIN Director Since: 2019 Age: 65 Committees: • Mergers and Acquisitions Committee (Chair) • Quality and Innovation Committee

Mr. Hugin joined the Board of Directors in 2019. He previously served as Chief Executive Officer of Celgene Corporation from June 2010 until March 2016 and as Executive Chairman of the Board of Directors from June 2011 to January 2018. Mr. Hugin joined Celgene in 1999 as Chief Financial Officer. Prior to joining Celgene, Mr. Hugin served as a Managing Director at J.P. Morgan & Co. Inc., which he joined in 1985. Mr. Hugin holds a Bachelor of Arts degree from Princeton University and an MBA from the Darden School of Business at the University of Virginia. Mr. Hugin currently serves on the Board of Trustees of Princeton University, and on the Board of Directors of the Parker Institute for Cancer Immunotherapy, previously served on the boards of Coley Pharmaceutical Group and Atlantic Health System, previously served as Chairman of the Board of The Pharmaceutical Research and Manufacturers of America, and previously served on the Board of Trustees of the Darden School Foundation of the University of Virginia. Mr. Hugin serves on the Board of Directors because of his extensive experience as a senior executive in our industry, his expertise in complex financial, operational and strategic issues and his extensive corporate governance experience.

Other Public Company Directorships:

•
None

Previous, Recently-Held Public Company Directorships:

•
Celgene Corporation (Former Chairman of the Board)

•
Danaher Corporation

•
The Medicines Company

PETER J. MCDONNELL, M.D. Director Since: 2015 Age: 62 Committees: • Compensation Committee • Quality and Innovation Committee

Dr. McDonnell joined the Board of Directors in March 2015 following the Company’s acquisition of Allergan, Inc., having served as a member of the Allergan, Inc. Board of Directors from 2013. Dr. McDonnell has been the Director and William Holland Wilmer Professor of the Wilmer Eye Institute of the Johns Hopkins University School of Medicine since 2003. Dr. McDonnell has also served as the Chief Medical Editor of Ophthalmology Times since 2004, and has served on the editorial boards of numerous ophthalmology journals. Dr. McDonnell also served as the Assistant Chief of Service at the Wilmer Institute from 1987 to 1988. Dr. McDonnell also serves as the Immediate-Past President and a director of the National Alliance for Eye and Vision Research and the Alliance for Eye and Vision Research, serving as a member the Nominating Committee of the board, and as the Chief Medical Editor of the Ophthalmology Times. He served as a consultant to the United States Department of Health and Human Services in 1996. Dr. McDonnell served as a full-time faculty at the University of Southern California from 1988 until 1999, where he advanced to the rank of professor in 1994. Dr. McDonnell serves on the Board of Directors because he provides our Board of Directors with wide-ranging expertise in ophthalmology, one of our therapeutic areas of focus. He is widely recognized as an international leader in corneal transplantation, laser refractive surgery and the treatment of dry eye.

Other Public Company Directorships:

•
None

Previous, Recently-Held Public Company Directorships:

•
None

BRENTON L. SAUNDERS Chairman Director Since: 2014 Age: 50 Committees: • None

Mr. Saunders is Chairman, President and Chief Executive Officer of Allergan and has served in the role of President and Chief Executive Officer since July 2014 and of Chairman since October 2016, having previously served as Chief Executive Officer and President, and as director, of Forest Laboratories, Inc., prior to its acquisition by Allergan. Prior to that, he served as Chief Executive Officer of Bausch + Lomb Incorporated, a leading global eye health company, serving in this capacity from March 2010 until August 2013. Mr. Saunders also held a number of leadership positions at Schering-Plough, including the position of President of Global Consumer Health Care and was named head of integration for the company’s merger with Merck & Co. and for Schering-Plough’s acquisition of Organon BioSciences. Before joining Schering-Plough, Mr. Saunders was a Partner and Head of Compliance Business Advisory at PricewaterhouseCoopers LLP. Prior to that, he was Chief Risk Officer at Coventry Health Care and Senior Vice President, Compliance, Legal and Regulatory at Home Care Corporation of America. Mr. Saunders began his career as Chief Compliance Officer for the Thomas Jefferson University Health System. Mr. Saunders serves on the Board of Directors of Cisco Systems, Inc., where he is a member of the Compensation Committee, and The Allergan Foundation, and is a member of the Business Council and PhRMA. Mr. Saunders serves on our Board of Directors given his role as Allergan’s CEO; because he brings to the Board leadership experience and deep knowledge of the Company; because of his experience as CEO of two global healthcare companies; and because of his deep pharmaceutical experience, deep management and operational experience, invaluable senior compliance experience, and broad regulatory expertise.

Other Public Company Directorships:

•
Cisco Systems, Inc.

Previous, Recently-Held Public Company Directorships:

•
None

Executive Officers of the Registrant
Below are our executive officers as of April 27, 2020:

Name	Age	Principal Position with Registrant
Brenton L. Saunders	50	Chairman, President and Chief Executive Officer
William Meury	52	Executive Vice President and Chief Commercial Officer
Matthew M. Walsh	53	Executive Vice President and Chief Financial Officer
A. Robert D. Bailey	56	Executive Vice President and Chief Legal Officer and Corporate Secretary
Dr. C. David Nicholson	65	Executive Vice President and Chief R&D Officer
Wayne R. Swanton	53	Executive Vice President, Global Operations

Brenton L. Saunders
Mr. Saunders is Chairman, President and Chief Executive Officer of Allergan and has served in the role of President and Chief Executive Officer since July 2014 and of Chairman since October 2016, having previously served as Chief Executive Officer and President, and as director, of Forest Laboratories, Inc., prior to its acquisition by Allergan. Prior to that, he served as Chief Executive Officer of Bausch + Lomb Incorporated, a leading global eye health company, serving in this capacity from March 2010 until August 2013. Mr. Saunders also held a number of leadership positions at Schering-Plough, including the position of President of Global Consumer Health Care and was named head of integration for the company’s merger with Merck & Co. and for Schering-Plough’s acquisition of Organon BioSciences. Before joining Schering-Plough, Mr. Saunders was a Partner and Head of Compliance Business Advisory at PricewaterhouseCoopers LLP. Prior to that, he was Chief Risk Officer at Coventry Health Care and Senior Vice President, Compliance, Legal and Regulatory at Home Care Corporation of America. Mr. Saunders began his career as Chief Compliance Officer for the Thomas Jefferson University Health System. Mr. Saunders serves on the Board of Directors of Cisco Systems, Inc., where he is a member of the Compensation Committee, and The Allergan Foundation, and is a member of the Business Council and PhRMA.
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
Matthew M. Walsh
Mr. Walsh is Executive Vice President and Chief Financial Officer of Allergan and has served in this role since February 2018. Prior to joining Allergan, Mr. Walsh served as EVP, CFO at Catalent for 10 years. Before Catalent, Mr. Walsh was President, CFO and Acting CEO at Escala Group, Inc. He previously held a variety of finance leadership roles at GenTek, Inc., including Vice President-Finance & Chief Financial Officer, Vice President & Treasurer and Group Controller. Mr. Walsh is a CFA
®
charterholder. He received an MBA from Cornell University, SC Johnson School of Management and a Bachelor of Science in Chemical Engineering from Cornell University, College of Engineering.

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
Wayne R. Swanton
Mr. Swanton is Executive Vice President, Global Operations of Allergan and has served in this role since January 2018. Previously, Mr. Swanton served as Senior Vice President Global Operations of Allergan. He joined the Company (then Watson) in March 2012 as Vice President, Global Supply Chain. Mr. Swanton brings expertise to all aspects of the end-to-end
supply chain, including procurement, planning, manufacturing, external supply, quality and distribution. He has extensive leadership experience in global pharmaceutical operations and managing significant business transformations. Prior to joining Allergan, Mr. Swanton held various roles at Abbott Laboratories in finance, supply chain, project management and manufacturing operations in both local and global capacities. Mr. Swanton is a Fellow of the Chartered Association of Certified Accountants, UK.
Our executive officers are appointed annually by the Board of Directors, hold office until their successors are chosen and qualified and may be removed at any time by the affirmative vote of a majority of the Board of Directors. We have employment agreements with most of our executive officers. There are no family relationships between any director and executive officer of Allergan.

Arrangements between Officers and Directors
To our knowledge, there is no arrangement or understanding between any of our directors or officers and any other person, including directors or officers, pursuant to which the director or officer was selected.
Family Relationships
None of our directors or officers are related by blood, marriage, or adoption to any other director, executive officer, or other key employee.
Legal Proceedings
Except as set forth herein, we are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses) or being subject to any of the items set forth under Item 401(f) of Regulation
S-K.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors, certain of our officers, and persons who own more than 10% of a registered class of our equity securities to file with the SEC reports of ownership and changes in ownership of our ordinary shares and our other equity securities. Officers, directors and greater-than-10%
shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.
Based solely on a review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that during and with respect to the 2019 fiscal year all filing requirements applicable to our officers, directors and greater-
than-10%
beneficial owners were complied with and all filings were timely filed.
Nomination Process
Our goal is to have a highly qualified, balanced, engaged and diverse Board whose members possess the skills and background necessary to maximize shareholder value in a manner consistent with all legal requirements and the highest ethical standards.
Specifically, our Board, through our Nominating and Corporate Governance Committee, seeks candidates who:
•	Bring to our Board not only critical skills and experience in areas identified by the Board as directly important to the success of the Company’s strategy and business, but also a diversity of experiences and backgrounds, both professionally and personally.

•	Have high integrity, sound moral character and good judgment.

•	For outside directors, satisfy the independence requirements of the New York Stock Exchange (“NYSE”), our Corporate Governance Guidelines and applicable law.

Our Corporate Governance Guidelines specify that the value of diversity, including with respect to race, age and gender, on the Board of Directors shall be considered by the Nominating and Corporate Governance Committee in the director identification and nomination process. Accordingly, when conducting searches for new directors, the Nominating and Corporate Governance Committee will take reasonable steps to include diverse candidates in the pool of nominees and any search firm engaged by the Nominating and Corporate Governance Committee will affirmatively be instructed to seek to include diverse candidates. Although the Nominating and Corporate Governance Committee does not assign specific weights to particular criteria, and no particular criterion is necessarily applicable to all prospective nominees, the Committee and the Board both have a strong commitment to creating and maintaining diversity on our Board.
The Nominating and Corporate Governance Committee follows a rigorous process when evaluating candidates for nomination to the Board of Directors. The Nominating and Corporate Governance Committee considers candidates for our Board of Directors from diverse sources, including suggestions from our shareholders and, from time to time, a third party that the Committee engages for a fee to assist in identifying potential director candidates. The Committee makes a final recommendation to the Board of Directors, which then nominates a candidate for election by the shareholders or, as applicable, appoints a candidate to fill a vacancy or new position. The Nominating and Corporate Governance Committee employs the same process for evaluating all candidates, including those properly recommended by shareholders, and considers shareholder recommendations of candidates on the same basis as it considers all other candidates.
Shareholders wishing to recommend a director candidate for consideration by the Nominating and Corporate Governance Committee may do so by sending the candidate’s name, biographical information and qualifications, together with a consent in writing signed by the recommended nominee indicating that he or she is willing to be considered as a nominee and, if nominated and elected, will serve as a director, to the Chair of the Nominating and Corporate Governance Committee in care of the Corporate Secretary, Allergan plc, Clonshaugh Business and Technology Park, Coolock, Dublin, D17 E400, Ireland. The submission of a recommendation by a shareholder in compliance with these procedures does not guarantee the selection of the shareholder’s candidate or the inclusion of the candidate in our proxy statement. However, the Nominating and Corporate Governance Committee will consider any such candidate in accordance with the procedures and guidelines as described above and as set forth in our Corporate Governance Guidelines and the charter of our Nominating and Corporate Governance Committee.
Corporate Governance Guidelines and Code of Conduct
Our Board of Directors has adopted Corporate Governance Guidelines. These guidelines address the make-up,
responsibility and functioning of the Board of Directors and its Committees, and include guidelines relating to:
•	The Board’s determination of its leadership structure, composition and director independence

•	Criteria for Board membership and refreshment

•	The self-evaluation process of the Board and its Committees

•	Shareholder engagement

•	Review of management performance

•	The Board’s authority to retain independent advisors

We have adopted a Code of Conduct that applies to all of our board members and all of our officers and employees, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer. The Code of Conduct sets forth and summarizes certain of our policies related to legal compliance and honest and ethical business practices. The Code of Conduct is intended to comply with the standards set forth in Section 303A.10 of the NYSE Listed Company Manual and applicable rules and regulations of the United States Securities and Exchange Commission (“
SEC
”). Any amendments to, or waivers from, provisions of the Code of Conduct that apply to our directors or executive officers, including our Chief Executive Officer and Chief Financial Officer and persons performing similar functions, will be promptly posted on our website at www.allergan.com under the “Investors—Corporate Governance” section.

You can find links to our Corporate Governance Guidelines and our Code of Conduct on our website at www.allergan.com under the “Investors—Corporate Governance” section. Copies of these materials are also available to shareholders without charge by contacting our Investor Relations department by mail with your request at Allergan plc, Investor Relations, 5 Giralda Farms, Madison, NJ 07940.
Committees
The Board of Directors has five standing Committees: the Audit and Compliance Committee, the Compensation Committee, the Mergers and Acquisitions Committee, the Nominating and Corporate Governance Committee and the Quality and Innovation Committee.
Audit and Compliance Committee

Members	Independence*
Carol Anthony (John) Davidson (Chair)	✓
Adriane M. Brown	✓
Thomas C. Freyman	✓

*	See Item 13 “Director Independence”. All of the members of the Audit and Compliance Committee have been determined to be “independent” and to meet the financial literacy and audit committee independence requirements of the NYSE listing standards and SEC Rule
10A-3.

Key Responsibilities
The primary function of the Audit and Compliance Committee is to assist the Board of Directors in fulfilling its oversight of:
•	The integrity of Allergan’s financial statements.

•	Allergan’s compliance with legal and regulatory requirements and Allergan’s processes, controls, resources and plans to manage risk.

•	The qualifications and independence of Allergan’s independent auditor.

•	The performance of Allergan’s internal audit function and of its independent auditor.

Additionally, the Audit and Compliance Committee serves as an independent and objective party that:
•	Monitors Allergan’s financial reporting process and internal control systems.

•	Evaluates the effectiveness of Allergan’s corporate compliance program.

•	Retains, oversees and monitors the qualifications, independence, compensation and performance of Allergan’s independent auditor.

•	Provides an open avenue of communication among the independent auditor, financial and senior management, the internal audit department, the Global Chief Compliance Officer and the Board of Directors.

Financial Expertise
The Board of Directors determined that each member of the Audit and Compliance Committee is financially literate as required under the NYSE listing standards and that each of Messrs. Davidson and Freyman is an “audit committee financial expert” within the meaning of the SEC rules.

Compensation Committee

Members	Independence*
Thomas C. Freyman (Chair)	✓
Joseph H. Boccuzi	✓
Christopher W. Bodine	✓
Christopher J. Coughlin	✓
Peter J. McDonnell, M.D.	✓

*	See Item 13 “Director Independence”. All of the members of the Compensation Committee have been determined to be “independent” and to meet the independence requirements of the NYSE listing standards. In addition, all current Compensation Committee members have been determined to qualify as
“non-employee
directors” within the meaning of Section 16 of the Securities Exchange Act of 1934, as amended, and as “outside directors” within the meaning of Section 162(m) of the Internal Revenue Code.

Key Responsibilities
The key functions of the Compensation Committee are to:
•	Evaluate the performance and determine the compensation of our Chief Executive Officer.

•	Review and determine the compensation payable to our other Named Executive Officers.

•	Oversee and administer our equity compensation and other incentive compensation plans.

•	Oversee the use of senior executive employment agreements and severance plans.

•	Review compensation programs and policies for features that may encourage excessive risk taking, and determine the extent to which there may be a connection between compensation and risk.

•	Review and approve the Compensation Discussion and Analysis to be included in the proxy statement for our Annual General Meetings of Shareholders.

Mergers and Acquisitions Committee

Members	Independence*
Robert J. Hugin (Chair)	✓
Christopher J. Coughlin	✓
Thomas C. Freyman	✓
Michael E. Greenberg, PhD	✓

*	See Item 13 “Director Independence”.

Key Responsibilities
The key functions of the Mergers and Acquisitions Committee, which was formed in 2019, are to:
•	Review potential mergers, acquisitions, dispositions, investments, joint ventures, collaborations, partnerships, licensing arrangements or similar transactions or arrangements, whether by transfer of equity, assets, or otherwise that are proposed by the Company’s management.

•	In connection with its review of potential transactions that are proposed by the Company’s management, approve any transactions where the total consideration does not exceed $2 billion.

Nominating and Corporate Governance Committee

Members	Independence*
Christopher W. Bodine (Chair)	✓
Joseph H. Boccuzi	✓
Christopher J. Coughlin	✓
Carol Anthony (John) Davidson	✓

*	See Item 13 “Director Independence”. All of the members of the Nominating and Corporate Governance Committee have been determined to be “independent” and to meet the independence requirements of the NYSE listing standards.

Key Responsibilities
The key functions of the Nominating and Corporate Governance Committee are to:
•	Identify and present qualified candidates to the Board of Directors for election or re-election as directors of the Company.

•	Ensure that the size and composition of the Board of Directors and its Committees best serve our practices and objectives.

•	Develop and recommend to the Board of Directors a set of corporate governance guidelines and principles and periodically review and recommend changes to such guidelines and principles as deemed appropriate.

•	Oversee the evaluation of the Board of Directors and senior management.

•	Make recommendations to the Board of Directors regarding the compensation payable to members of the Board of Directors.

•	Make recommendations to the Board of Directors regarding governance matters, including our Memorandum of Association and Articles of Association.

Quality and Innovation Committee

Members	Independence*
Nesli Basgoz, M.D. (Chair)	✓
Adriane M. Brown	✓
Michael E. Greenberg, PhD	✓
Robert J. Hugin	✓
Peter J. McDonnell, M.D	✓

*	See Item 13 “Director Independence”.

Key Responsibilities
The key functions of the Quality and Innovation Committee are to assist the Board with its oversight responsibilities regarding:
•	The Company’s compliance with quality systems and other legal and regulatory requirements related to product safety and quality and environmental, health and safety matters.

•	The Company’s strategy, activities, results and investment in product research and development and innovation initiatives.

•	The Company’s commitments to patients, quality and safety, education and product accessibility as reflected in its Social Contract with Patients.

Each Committee:
•	Operates in accordance with a written charter adopted by the Board (published on our website at www.allergan.com under the “Investors—Corporate Governance—Committee Charters” section).

•	Reviews its charter on an annual basis.

•	Evaluates its performance on an annual basis.

•	Schedules regular executive sessions in which all of the Committee members meet without management participation, including as part of each regularly scheduled in-person Committee meeting.

In addition to Board refreshment, the Board of Directors also values Committee refreshment when making Committee assignment decisions. Our Board believes that there are benefits to Committee refreshment and turnover so that the mix of committee members yield Committees that are as strong as possible from year to year. Because of the active Board refreshment process, there has also been significant Committee refreshment. Continuity but also ensuring that Committees have new perspectives are key considerations when determining Committee composition. Committee leadership refreshment is also part of the Board of Director’s ongoing review.

ITEM 11.	EXECUTIVE COMPENSATION

Director Compensation
Our director compensation program is overseen by the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee reviews the amount and form of director compensation annually, and in reviewing the compensation program considers a number of factors, including benchmarking studies prepared by an outside consultant and the amount and frequency of travel required of the directors in connection with their service on the Board and Committees.
Under our current director compensation program, all members of the Board of Directors who are not full-time employees of the Company receive a yearly cash retainer equal to $150,000, payable at the time of the directors’ election at our Annual General Meeting of Shareholders. Our Lead Independent Director also receives an additional yearly fee of $50,000. As compensation for serving as Committee Chair, the Chair of the Audit and Compliance Committee receives an additional yearly fee of $30,000 and the Chair of each of our other Committees receives an additional yearly fee of $24,000. In addition, all directors receive a yearly grant of restricted stock units valued at approximately $300,000 (using the closing stock price on the date of the Annual General Meeting of Shareholders commencing such Board Year). The restricted stock unit awards granted at the time of the 2019 Annual General Meeting of Shareholders will vest at the earlier of (1) May 1, 2020 or (2) the date of closing of the AbbVie Transaction. For the purposes of director compensation, the term “yearly” refers to a “Board Year” in which a director serves and which begins on the date of the Annual General Meeting of Shareholders for such year.
Mr. Saunders, who was employed by us during 2019, did not receive additional compensation for his service as a director during 2019.
The following table shows the compensation earned and equity awards granted in 2019 to each person who served as a director during 2019 (other than Mr. Saunders):

Name (1)	Fees Earned or Paid in Cash (2) ($)		Restricted Stock Unit Awards (3) ($)	All Other Compensation (4) ($)	Total
Nesli Basgoz, M.D.	174,000		299,961	5,757	479,757
Joseph H. Boccuzi	150,000		299,961	5,757	455,757
Christopher W. Bodine	174,000		299,961	5,757	479,757
Adriane M. Brown	150,000		299,961	5,757	455,757
Christopher J. Coughlin	200,000		299,961	5,757	505,757
Carol Anthony (John) Davidson	180,000		299,961	5,757	485,757
Thomas C. Freyman	174,000		299,961	3,396	477,396
Michael E. Greenberg, PhD	150,000		299,961	1,743	451,743
Robert J. Hugin	203,670	(5)	299,961	0	503,670
Catherine M. Klema	0		0	5,757	5,757
Peter J. McDonnell, M.D.	150,000		299,961	5,757	455,757

(1)	Catherine M. Klema did not stand for reelection to the Board of Directors in 2019. Yearly cash retainer fees are payable at the time of the directors’ election at our Annual General Meeting of Shareholders and therefore Catherine M. Klema did not receive any cash retainer fees in 2019.

(2)	Includes yearly cash retainer fees and, if applicable, Lead Independent Director or Committee Chair fees.

(3)	Consists of the annual grant of restricted stock units to
non-employee
directors, equal to 2,064 units with a per share fair value of $145.33 granted on May 2, 2019. As of December 31, 2019, each of our current non-employee
directors held 2,064 outstanding unvested restricted stock units.

(4)	Reflects a dividend equivalent paid on unvested restricted stock units.

(5)	Includes yearly cash retainer for the Board Year that commenced on the date of the 2019 Annual General Meeting of Shareholders and a prorated yearly
cash retainer for the period February 18, 2019 (the date of Mr. Hugin’s election to the Board of Directors) to the date of the 2019 Annual General Meeting of Shareholders.

In order to better align the interests of our Board with those of our shareholders in a fair and reasonable manner, as well as to align with what we believe is a corporate governance “best practice,” we maintain share ownership guidelines for our directors. Our ownership guidelines require our directors to hold shares in the Company in an amount at least equal in value to five times their annual cash retainer and provide that a director has five years from the date of his or her appointment to achieve compliance with this holding requirement. Under our guidelines, restricted stock units held by a director are treated as shares for this purpose. As of December 31, 2019, each of our directors, other than our recently appointed or elected directors (Adriane M. Brown, Carol Anthony (John) Davidson and Michael E. Greenberg) held shares in the Company in an amount at least equal in value to five times their annual cash retainer. Given the dates of their respective appointments, Ms. Brown, Mr. Davidson and Dr. Greenberg each have additional time to achieve compliance with this holding requirement under our share ownership guidelines.

Compensation Discussion and Analysis
In this section, we discuss and analyze the material elements of compensation paid to each of our Named Executive Officers (or “
NEOs
”) in 2019.
2019 Named Executive Officers

Brenton L. Saunders	Chairman, President and Chief Executive Officer
Matthew M. Walsh	Executive Vice President and Chief Financial Officer
William Meury	Executive Vice President and Chief Commercial Officer
C. David Nicholson, PhD	Executive Vice President and Chief R&D Officer
A. Robert D. Bailey	Executive Vice President and Chief Legal Officer and Corporate Secretary
The Executive Summary that follows provides an overview of our performance and its relationship with our compensation decisions and practices. Following the Executive Summary, we will review each element of compensation. This Compensation Discussion and Analysis should be read together with the information in the Summary Compensation Table and other executive compensation tables below.

22	Executive Summary

25	Impact of 2019 Say on Pay Vote & Shareholder Engagement

28	Determination of Compensation

34	Other Compensation Practices

37	2019 Compensation Tables
Executive Summary
2019 Business Highlights
On June 25, 2019, Allergan and AbbVie Inc. announced that the companies entered into a definitive transaction agreement under which AbbVie will acquire Allergan in a cash and stock transaction for a transaction equity value of approximately $63 billion, based on the closing price of AbbVie’s common stock of $78.45 on June 24, 2019. Upon the consummation of the transaction, Allergan will become a wholly owned subsidiary of AbbVie.
We were also able to achieve many important milestones in 2019, creating strong momentum for 2020 and our proposed combination with AbbVie, including:
•	Growing our core business 1 by 7.1 percent in 2019;
•	Gaining FDA approval of UBRELVY ™ , a first-in-class oral treatment for migraine;
•	Gaining FDA approval for VRAYLAR ® for bipolar depression;
•	Gaining two new FDA approvals for BOTOX ® for pediatric spasticity; and

•	Submitting filings for two new eye care drugs—Bimatoprost SR for glaucoma and Abicipar for Age-related Macular Degeneration.
(1)	For a description of “core business,” see table 12 of February 10, 2020 Press Release reporting 2019 Fourth Quarter and 2019 Full-Year financial results.
Our Guiding Principle: Pay for Performance
We remain committed to a
pay-for-performance
culture and implementation of the best practices in corporate governance. Within our pay-for-performance
framework, our compensation program is designed to promote six key objectives:
•	Create unambiguous long-term shareholder alignment
•	Drive sustainable top- and bottom-line growth
•	Create a unified management team aligned to a shared set of objectives
•	Attract and retain key executive talent
•	Reinforce our entrepreneurial culture
•	Encourage a long-term perspective and discourage short-term risk taking
Application of Best Practices in Compensation and Corporate Governance
Our
pay-for-performance
culture is supported through sound compensation and corporate governance policies and programs that reflect best practices.

What We Do and What We Don’t Do

✓	Retain an independent compensation consultant that performs no services for the Company other than for the Board and Compensation Committee	× Don’t allow executives to participate in the determination of their own compensation

✓	Pay the vast majority of executive compensation in the form of incentive awards tied to performance	× Don’t pay guaranteed bonuses

✓	Determine incentive payouts based on a variety of challenging, pre-determined performance goals	× Don’t use the same performance metrics for short-term and long-term compensation

✓	Cap the maximum payout under our annual incentive awards and maximum vesting percentage of our PSUs	× Don’t backdate options or re-price underwater options

✓	Include a clawback provision in our Annual Incentive Plan and in our CEO’s employment agreement	× Don’t provide excessive perquisites

✓	Take into consideration the compensation levels of an appropriate and relevant peer group of companies when setting compensation	× Don’t pay compensation that is significantly misaligned with peer companies

✓	Subject executives to a robust stock ownership policy	× Don’t allow our officers or directors to hedge or pledge our stock

✓	Include double-trigger vesting provisions in our equity award agreements	× Don’t provide tax gross-ups

✓	Conduct a periodic risk assessment of our compensation program	× Don’t encourage excessive risk taking

✓	Regularly engage with shareholders on compensation and governance matters

2019 Compensation Decisions
Compensation Adjustments
In 2019, after reviewing market compensation data, the Compensation Committee determined it to be in the best interests of our shareholders to maintain competitive compensation programs for our NEOs and make adjustments to our CEO’s base salary and to the base salaries and incentive targets of our other NEOs as follows:

Name	2018 Base Salary ($)	2019 Base Salary ($)	2018 Bonus Target ($)	2019 Bonus Target ($)
Brenton L. Saunders	$1,300,000	$1,350,000	$3,000,000	$3,000,000
William Meury	$900,000	$950,000	$1,000,000	$1,100,000
C. David Nicholson, PhD	$900,000	$950,000	$1,000,000	$1,100,000
Matthew M. Walsh	$800,000	$900,000	$825,000	$900,000
A. Robert D. Bailey	$775,000	$850,000	$775,000	$850,000
Prior to 2019, no adjustments to base salaries or target annual incentive opportunities for the NEOs had been made since 2017. In addition, no annual equity incentive awards were granted to our executives in 2018 or 2019 (other than Mr. Walsh who was hired in 2018), given that the previous equity grant was biennial in nature and reflected 2018 and 2019 target equity values.
Retention Grant
In recognition of the criticality of continued growth in our key therapeutic areas, Mr. Meury was granted a cash retention award of $6,000,000, payable on December 31, 2022, subject to Mr. Meury’s continued employment with us through such date and subject to his agreement to a one-year
post-termination
non-competition
restriction. If Mr. Meury’s employment is terminated without cause (as defined in the applicable retention award letter), or in the event of his death or disability before December 31, 2022, he will receive payment of the award subject to his execution without revocation of a release of claims in favor of the Company.
Annual Incentive Award Payout Reflects Performance
For the 2019 performance year, the financial metrics used to determine the corporate financial performance factor were 50%
Non-GAAP
Net Revenue (“
Net Revenue
”) and 50%
Non-GAAP
Performance Net Income Per Share (“
PNI
”). These metrics were chosen to align to our objective of driving top-
and bottom-line growth. Financial performance under our AIP resulted in 138% achievement of the corporate financial metrics. Actual incentive amounts for our NEOs, other than our CEO, ranged from 179% to 193% of target, reflecting our NEOs’ significant efforts to complete pre-closing
milestones to enable successful completion of the AbbVie Transaction and maintain focus across the organization on execution and delivering strong operating results during 2019. Our CEO received an actual incentive amount of 207% of target, reflecting his strong leadership during 2019, with respect to exceeding our Net Revenue and PNI goals, successfully launching Vraylar for bipolar depression, executing and advancing our pipeline and demonstrating strong financial discipline, and also with respect to the AbbVie Transaction.

Impact of 2019 Say on Pay Vote & Shareholder Engagement
Consistent with the preference of a substantial majority of our shareholders, the Company has determined to hold a say-on-pay
advisory vote on executive compensation annually. Accordingly, at our 2019 Annual General Meeting of Shareholders, we provided shareholders with the opportunity to cast a non-binding
advisory vote on a proposal regarding the compensation of our executives in the year ended December 31, 2019. Of the votes cast on this 2019
“say-on-pay”
vote, approximately 87% were in favor of the proposal. We believe this result reflects our continuous efforts to engage with shareholders and solicit their feedback on our compensation program.
As described herein, over the past several years, certain independent members of our Board and senior management have engaged with our shareholders to discuss and obtain additional feedback on a variety of topics, including our compensation programs. Shareholder feedback from these engagements was shared with the Board and its committees so that they could discuss and consider the significant comments or concerns that were identified.
An Independent and Deliberate Process for Determining Compensation
Authority of the Independent Compensation Committee
The Compensation Committee consists entirely of independent directors, and makes all compensation decisions regarding senior management, which includes our NEOs and certain other senior officers of the Company. In 2019, the Compensation Committee met three times. Meeting agendas are determined by the Chair of the Compensation Committee with the assistance of our Chief Human Resources Officer. At the invitation of the Committee, members of management, including the Chief Human Resources Officer, as well as representatives from the Committee’s independent compensation consultant, Steven Hall & Partners, may attend Committee meetings. The Compensation Committee periodically reviews our overall executive compensation program to ensure that it remains aligned with current business objectives and evolving best practices.
Role of the Independent Compensation Consultant
In 2019, the Compensation Committee continued its engagement of Steven Hall & Partners, an independent compensation consulting firm, to advise the Compensation Committee on executive compensation matters. Steven Hall & Partners reports directly to the Compensation Committee, and the Compensation Committee retains the sole right to terminate or replace Steven Hall & Partners at any time. Steven Hall & Partners does not provide any other services to the Company or management.
Each year the Compensation Committee reviews the independence of its compensation consultant and other advisors. In performing its analysis, the Compensation Committee considers the factors set forth in SEC rules and NYSE listing standards. After review and consultation with Steven Hall & Partners, the Compensation Committee has determined that Steven Hall & Partners is independent and there are no conflicts of interest raised by the work of Steven Hall & Partners during the year ended December 31, 2019.
Role of Management
At the Compensation Committee’s request, the CEO provides input regarding the performance and appropriate compensation of the other executive officers. The Compensation Committee considers the CEO’s perspective because of his direct knowledge of each executive officer’s performance and contributions. The CEO is not present during voting or deliberations by the Compensation Committee regarding his own compensation, and does not provide input regarding his own performance.

Importance of Shareholder Feedback
We value feedback from shareholders, and when structuring our executive compensation programs, the Compensation Committee considers feedback received through direct discussions with shareholders as well as the results of “Say on Pay” proposals and other shareholder proposals related to executive compensation.
Compensation Peer Group
In setting the compensation for our NEOs and other senior executives, the Compensation Committee reviews the elements of our compensation program, including executive officer compensation levels and opportunities as compared to those provided to similarly situated executives among a peer group of companies with which we compete for talent. In setting this compensation, the Compensation Committee considers compensation survey data from independent third-party sources as well as publicly available information. While we generally aim to set each NEO’s target total direct compensation (base salary, target annual incentive compensation and target long-term incentive compensation) within the levels paid to similarly situated executives in our peer group, such data is intended to serve as only one of several reference points to assist the Compensation Committee in its discussions and deliberations.
The Compensation Committee reserves flexibility to vary pay levels for our executives based on a variety of factors, including the desired mix of variable and fixed pay elements, the NEO’s overall performance and changes in roles or responsibilities.
The Company’s peer group, which is unchanged from 2018, includes the pharmaceutical companies below.

Peer Group*
AbbVie Inc.	Eli Lilly
Amgen Inc.	Gilead Sciences Inc.
AstraZeneca plc	GlaxoSmithKline plc
Biogen Inc.	Merck & Co. Inc.
Bristol Myers Squibb Company	Novo Nordisk A/S.
Celgene**	Sanofi

*	The Compensation Committee may, from time to time, also use Pfizer, Inc., as a reference company when reviewing pay levels and programs/practices.
**	Celgene Corporation has since been acquired by Bristol-Myers Squibb Company.

Principal Components of 2019 Executive Compensation
The structure of our executive compensation program for 2019 continues to support our compensation objectives.
Base Salary
Base salary provides our NEOs with a degree of financial certainty and stability; however, the focus of our program is on variable,
“at-risk”
pay. For 2019, base salary represented only 8% of the total target annual compensation opportunity for our CEO and an average of 17% of the total target annual compensation opportunities for our other NEOs.
In setting base salaries and determining base salary increases for our NEOs, the Compensation Committee considers a variety of factors, including:
•	Level of responsibility.

•	Individual performance.

•	Internal review of the NEO’s total compensation, individually and relative to our other officers and executives with similar responsibilities within the Company.

•	General levels of salaries and salary changes relative to other officers and executives with similar responsibilities at peer companies.

Salary levels are typically reviewed upon a promotion or other change in job responsibility. Increases to the salaries of our NEOs are based on the Compensation Committee’s and the CEO’s assessment (other than for himself) of the individual’s performance and market conditions.
As discussed above, the Compensation Committee determined to make certain changes to the base salaries for our NEOs for 2019, based on a market review of compensation at our peers. Base salaries for our CEO and other NEOs continue to be positioned below the median of our peers to ensure that a substantial portion of their pay is variable and tied to our operating and stock price performance.
The base salaries for our CEO and Messrs. Meury, Nicholson, Walsh and Bailey for 2019 are set forth in the following table:

Name	2018 Base Salary ($)	2019 Base Salary ($)
Brenton L. Saunders	$1,300,000	$1,350,000
William Meury	$900,000	$950,000
C. David Nicholson, PhD	$900,000	$950,000
Matthew M. Walsh	$800,000	$900,000
A. Robert D. Bailey	$775,000	$850,000

Annual Incentive Awards
Annual cash incentive awards are an important feature of our performance-based compensation program. Annual cash incentive awards to our NEOs in 2019 were made under our Company-wide AIP. A majority of our non-field-based
employees participate in the AIP. If earned, annual cash incentive awards are typically paid in March of the year following the AIP performance period.
2019 Incentive Award Targets
For 2019, the Compensation Committee determined to make adjustments to the annual incentive targets of our NEOs, other than our CEO, based on a market review of compensation at our peers and in order to continue to ensure that a substantial portion of their target compensation opportunity is variable and aligned to the achievement of our annual financial performance goals and other strategic objectives. The target bonus opportunities for our CEO and Messrs. Meury, Nicholson, Walsh and Bailey for 2019 are set forth in the following table:

Name	2018 Bonus Target ($)	2019 Bonus Target ($)
Brenton L. Saunders	$3,000,000	$3,000,000
William Meury	$1,000,000	$1,100,000
C. David Nicholson, PhD	$1,000,000	$1,100,000
Matthew M. Walsh	$825,000	$900,000
A. Robert D. Bailey	$775,000	$850,000

Determination of Corporate Financial Metrics
Goal Setting Process
The Compensation Committee annually approves the corporate financial metrics to be used under the AIP based on our strategy and goals for the year. Once it determines the corporate financial metrics to be used, the Compensation Committee sets the threshold, target and stretch performance goals for each metric. The goals selected are determined through a rigorous process led by the Committee in close partnership with management. Target performance is generally aligned to the operating budget that is reviewed and approved by the full Board; however, the Committee undertakes an in-depth
review of the assumptions included in the budget to confirm that it reflects the appropriate level of performance necessary to generate a target payout. The Committee believes that it is generally appropriate to use the operating budget as the starting point for its discussion because it reflects the Company’s strategic priorities for the year, management’s best estimates for expected performance across our product lines and is the basis on which the Company provides guidance to our shareholders. Once the target performance goal is set, the Committee then reviews multiple scenarios and payout curves to back-test and challenge potential threshold and stretch performance levels to help ensure that the goals selected align with our compensation philosophy and incentivize management appropriately.
2019 Corporate Financial Metrics
For 2019, the Compensation Committee determined to continue to use Net Revenue and PNI as the equally weighted financial metrics under the AIP. We believe that these two measures continue to strike an appropriate balance that holds management accountable for creating durable growth and provides the best comparability with our competitors. Specifically, the Committee selected these metrics for the following reasons:

Metric	Rationale
Net Revenue
•
Incentivizes sustainable
top-line
revenue growth

•
Focuses management on extending category leadership across therapy areas

•
Aligns with strategy of targeted geographic expansion

•
Is easy to understand and communicate

•
Aligns with the market practice among our peers

PNI	• Aligns to investor expectations • Maintains a strong focus on profitability • Is easy to understand and communicate • Aligns with the market practice among our peers

For the purpose of measuring corporate financial performance, “
PNI
” means the reported GAAP results for performance net income per share, adjusted for the following net of tax: (i) amortization expenses, (ii) global supply chain and operational excellence initiatives or other restructurings of a similar nature, (iii) acquisition, divestiture integration and licensing charges, (iv) accretion and fair market value adjustments on contingent liabilities, (v) impairment/asset sales and related costs, including the exclusion of discontinued operations, (vi) legal settlements and (vii) other unusual charges or expenses. For purposes of measuring corporate financial performance, “
Net Revenue
” means the reported GAAP results for net revenue, adjusted for divestitures, licensing transactions and other unusual events. See Annex B for a reconciliation of
Non-GAAP
results to GAAP results.
Achieving our target goal results in 100% performance for that measure; threshold goal achievement results in 50% performance; and stretch achievement results in 150% performance. For performance in between these levels, we apply linear interpolation.
Unless threshold performance is achieved on at least one corporate financial metric, no annual cash incentive awards would be earned under the AIP, regardless of achievement of individual performance goals.
If maximum performance goals are achieved for each corporate financial metric and the individual performance goals, an NEO could receive a maximum award of 225% of target.
Individual performance can never represent more than one-third of the total payout.

The Committee continually reviews and evaluates the metrics selected in our incentive programs to ensure that they align with our compensation philosophy and business strategy and appropriately balance risk and reward.
2019 Results
In 2019, management maintained focus across the organization on execution and delivering strong operating results, while dedicating significant efforts to complete pre-closing
milestones to enable the successful completion of the AbbVie Transaction. We delivered strong performance across our business and key brands, driven by growth in top promoted products Including VRAYLAR
®
, BOTOX
®
, JUVÉDERM
®
Collection, OZURDEX
®
and Lo LOESTRIN
®
, with global facial aesthetics rising 9.5% in 2019 (excluding the impact of foreign exchange). We also continued to advance the R&D pipeline on key programs including the receipt of FDA Approval of UBRELVY
™
(Ubrogepant) for Migraine, and submissions of Bimatoprost SR for Glaucoma NDA and Abicipar for Wet
Age-Related
Macular Degeneration BLA for FDA review.
While the Company and shareholders continued to benefit from the exclusivity of Restasis
®
throughout 2019, which was more favorable to our Company than was anticipated in our operating budget, in order to minimize this impact on AIP funding, the Compensation Committee exercised its negative discretion and excluded any above-budget U.S. revenue from Restasis
®
earned after March 31, 2019 (“Excess Restasis Revenue”) from Net Revenue results and excluded any unreinvested Excess Restasis Revenue from PNI results in determining AIP funding. The Committee believes this is consistent with the approach taken with respect to 2018 and rewards management and the broader employee population for driving growth across our remaining product lines and avoids a potential windfall under the AIP solely as a result of a delayed generic entrant for Restasis
®
. The Committee also reduced our Net Revenue and PNI results to remove the positive impact of the Envy acquisition and adjusted our Net Revenue results to neutralize the impact of foreign exchange relative to budgeted rates.

Non-GAAP Metric 1	Weighting	Performance Range	Threshold Goal	Target Goal	Stretch Goal	Results	Funding
Net Revenue 2	50%	0%–150%	$14.36B	$15.12B	$15.42B	$15.33B	135%
PNI 3	50%	0%–150%	$ 14.73	$ 16.37	$ 16.70	$ 16.65	142%
Resulting Company Performance							138%

(1)	See Annex B for a reconciliation of GAAP to Non-GAAP results.

(2)	Results adjusted to reflect U.S. Restasis ® revenue above budget earned after March 31, 2019, unplanned asset acquisition and to neutralize the impact of foreign exchange relative to budgeted rates.

(3)	Results adjusted to reflect unreinvested portion of U.S. Restasis ® revenue above budget after March 31, 2019 and an unplanned asset acquisition.

2019 Individual Performance
2019 Individual Goals and Performance of Our CEO
The Compensation Committee believes that individual performance is an important consideration in determining the overall cash incentive award payable to an executive. To this end, the Compensation Committee annually approves pre-set
strategic goals and objectives for Mr. Saunders to measure his individual performance for the year. In addition to reviewing Mr. Saunders’s accomplishments relative to those pre-set
objectives, the Committee considers Mr. Saunders’s overall performance and leadership.
The Compensation Committee determined that Mr. Saunders demonstrated outstanding leadership and focus during 2019, delivering a year of strong operational execution and pipeline progression, while achieving significant pre-closing
milestones, all of which created strong momentum for 2020 and our proposed combination with AbbVie.
Mr. Saunders’ award reflects the key accomplishments considered by the Committee when determining his overall individual performance, which included the following achievements:
•	Secured $83 billion (on an enterprise value basis) deal with AbbVie.

•	Exceeded the 2019 revenue target by delivering over $16.0 billion in revenue.

•	Exceeded the 2019 Non-GAAP PNI/S with an actual value of $17.66.

•	Executed and advanced the Company’s pipeline, including:

•	19 major pharma and device dossier submissions; and

•	14 major pharma and device approvals, including first in class Ubrelvy ® approval for episodic migraines.

•	Improved leverage ratio to less than 2.3x, surpassing 2020 target.

•	Launched Vraylar ® for bipolar depression with significant growth in 2019.

•	Built on our Bold culture objectives, including launching career development programs, improved quality scores, decreased energy usage against 2015 baseline and continued to leverage operational excellence capabilities across functions.

CEO Award Determination
The Compensation Committee determined that Mr. Saunders’s performance against the pre-set
strategic goals and objectives described above warranted an individual performance modifier of 150%, which, when applied to our 2019 corporate financial performance, resulted in a 2019 annual incentive award of $6,210,000.

Executive	Target Annual Incentive ($)	Financial Performance	Individual Performance Modifier	2019 Incentive Award	2019 Incentive Award as % of Target
Brenton L. Saunders	$3,000,000	138%	150%	$6,210,000	207%

2019 Individual Goals and Performance of our Other NEOs
In consultation with the Compensation Committee, our CEO assigned specific individual performance goals for 2019 to our other NEOs that were tailored to the scope and nature of their responsibilities. Our CEO then reviewed with the Compensation Committee the performance of each of our NEOs (other than himself) on the basis of these specific objectives and other factors and made recommendations to the Compensation Committee on final award amounts.
Mr. Meury
Mr. Meury’s award reflects the Company’s strong commercial performance during 2019, which included the following achievements:
•	Delivered total revenue of over $16.0 billion, with strong performance from key brands, including Botox ® , Vraylar ® , Juvéderm ® , and Lo Loestrin ® .

•	Sustained core business performance, with sales for the majority of our top products increasing versus 2018.

•	Launched Vraylar ® for bipolar depression, revamped digital marketing programs, prepared Ubrelvy ® for launch, including reconfiguring field force and launched Volux ® into international markets.

Dr. Nicholson
Dr. Nicholson’s award reflects solid R&D performance during 2019, which included the following achievements:
•	Received FDA approval of Ubrelvy ® for migraine and Vraylar ® for bipolar depression.

•	Achieved 14 approvals for major pharma and device dossiers.

•	Performed over 175 major Tier 1 key opinion leader engagements at major meetings and delivered approximately 38,000 meaningful interactions worldwide with health care providers, key opinion leaders and key decision makers.

Mr. Walsh
Mr. Walsh’s award reflects solid performance during 2019, which included the following achievements:
•	Achieved 2.5x net leverage ratio one year ahead of schedule (surpassing the target to achieve a net leverage ratio of less than 2.3x).

•	Significant efforts and supporting analyses in respect of strategic alternatives and served as Executive Co-Sponsor of the Integration for the AbbVie Transaction.

•	Secured a $1.6 billion cash tax refund, related to 2015 capital gain taxes paid.

Mr. Bailey
Mr. Bailey’s award reflects solid performance during 2019, which included the following achievements:
•	Achieved successful settlement and defense of commercial and intellectual property litigation.

•	Led key brand protection and regulatory initiatives.

•	Supported key divestiture and acquisition activities.

Other NEO Award Determinations
Based on corporate performance and the individual performance of each NEO, the 2019 annual incentive award payable to each of the NEOs was as follows:

Executive	Target Annual Incentive ($)	Financial Performance	Individual Performance	2019 Incentive Award	2019 Incentive Award as % of Target
William Meury	$1,100,000	138%	140%	$2,125,200	193%
C. David Nicholson, PhD	$1,100,000	138%	130%	$1,973,400	179%
Matthew M. Walsh	$900,000	138%	130%	$1,614,600	179%
A. Robert D. Bailey	$850,000	138%	130%	$1,524,900	179%

Long-Term Incentives
The Compensation Committee believes that long-term equity-based incentive awards provide a valuable tool for aligning the interests of management with our shareholders and focusing management’s attention on our long-term growth. In addition, the Compensation Committee believes that equity-based awards are essential to attract and retain the talented professionals and managers needed for our continued success. Additionally, unlike several of our industry peers, Allergan does not provide a defined-benefit pension program to our executive officers. As such, we view our long-term incentive program as a valuable driver of retention and opportunity for long-term wealth accumulation while still being variable and aligned with shareholders.
The Company currently maintains the shareholder-approved Amended and Restated 2013 Incentive Award Plan of Allergan plc (the
“
2013 IAP
”
) and the Amended and Restated Allergan, Inc. 2011 Incentive Award Plan (the
“
Legacy Allergan Plan
”
). Shares available for issuance under the Legacy Allergan Plan may also be used to settle awards granted under the 2013 IAP, subject to certain limitations.

Our long-term incentives were designed to permit us to pay compensation that could qualify for the performance-based exception under Section 162(m) although we reserved the right to pay compensation that did not qualify as “performance-based” to support the Company’s business strategy. See “Tax Deductibility of Compensation” on page 35 for further information regarding Section 162(m) and changes to its application as a result of tax reform. The Compensation Committee continues to assess the impact of Section 162(m) on our compensation programs and intends to attempt to fit within the transition rule for compensation awarded prior to the effective date of the rule, to the extent that the Compensation Committee determines that to be practical and in the interest of the Company.
Long-Term Incentive Program
PSUs and RSUs
In 2017, our Compensation Committee adopted a long-term incentive program (“
LTI
”) for 2018-2019 LTI awards and granted performance share units (“
PSUs
”) and restricted stock units (
“
RSUs
”
) to the NEOs in an amount representing two years of target equity award values. As a result of the biennial grant structure, no equity awards were granted to these NEOs in 2019.
The PSUs will be earned based 50% on our
3-year
relative total shareholder return (“
TSR
”) and 50% on our achievement of measurable R&D milestones. Upon the closing of the AbbVie Transaction, these PSUs will vest at 130% of target performance. Following the closing of the AbbVie Transaction, earned awards remain subject to additional service-based vesting, with 1/2 of the award vesting on each of December 31, 2020 and December 31, 2021. The RSU awards will vest 20% on each of the first, second, third, fourth and fifth anniversary of the grant date (and will continue to vest on this schedule following the closing of the AbbVie Transaction).
Employee and Other Benefits
Our NEOs are eligible to participate in a variety of retirement, health, insurance and welfare and paid time off benefits similar to, and on the same basis as, our other salaried, U.S.-based employees. Additionally, we provide our NEOs, along with our other executives, with a limited number of personal benefits that we believe have a business purpose and are reasonable and consistent with our overall compensation program and better enable us to attract and retain superior employees for key positions. The primary purpose of these additional benefits is to allow our executives to focus greater attention on important Company endeavors by helping them work more efficiently, minimizing distractions, and ensuring their safety and security. These benefits include:
•	Reimbursement of financial counseling and tax preparation up to a maximum of $10,000 per year. We believe that it is important for executives to have professional assistance with managing their total compensation so that they can focus their full attention on growing and managing the business.

•	Limited personal use of Company aircraft and Company cars. We believe that these benefits provide a more secure travel environment for executives and allow them to devote additional time to Company business. To ensure his safety and security, Mr. Saunders is required by our Board of Directors to use the Company aircraft for all business and personal travel. Mr. Saunders is required to reimburse the Company to the extent the incremental cost of any personal travel exceeds $200,000 in any calendar year. Additionally, Mr. Saunders is provided with access to a dedicated Company car and driver.

All taxes payable on the value of the benefits described above are borne by the recipient of such benefits.

Other Compensation Practices
Share Ownership Guidelines

Our executives’ significant share ownership reinforces our entrepreneurial mindset and ensures unambiguous shareholder alignment

Share ownership requirements support our strong ownership and entrepreneurial culture and ensure alignment of our senior management team with our shareholders over the longer term. We maintain a formal share ownership policy, under which our CEO and other senior executives are required to acquire and hold Allergan shares in an amount representing a multiple of base salary as set forth below:

Role	Requirements	Unvested RSUs and PSUs do not count toward satisfaction of the ownership requirements
Chief Executive Officer	6 × base salary
Other NEOs	4 × base salary

Under our share ownership policy, shares counted toward the ownership requirements include: (i) vested ordinary shares held of record or in a brokerage account by the individual or his or her spouse; and (ii) vested unexercised stock options. Executives are required to retain in stock 100% of the after-tax
net proceeds associated with stock option exercises and/or PSU and RSU distributions until the designated multiple of base salary is reached.
Messrs. Saunders, Meury, Nicholson and Bailey are in compliance with the share ownership guidelines, with Mr. Saunders holding 78x his base salary and Messrs. Meury, Nicholson and Bailey holding 18x, 5x and 13x their base salaries, respectively, in each case as of December 31, 2019. Mr. Walsh began employment in 2018 and is below the stock ownership guidelines. Mr. Walsh is required to retain in stock 100% of the after-tax
net proceeds associated with PSU and RSU distributions until he reaches 4x base salary. Mr. Saunders has purchased Company shares in the open market and has never sold shares (other than for tax or option exercise price withholding).
Prohibitions on Hedging and Pledging of Our Shares
Our global securities trading policy prohibits any NEO or any other officer or employee subject to its terms from entering into short sales or derivative transactions to hedge their economic exposure to our shares. In addition, these officers and employees are prohibited from pledging our shares as security for any loan.
Clawback Policies; Recoupment of Incentive Compensation
Pursuant to Mr. Saunders’s employment agreement with the Company, all equity awards (including any proceeds, gains or other economic benefit actually or constructively received upon any receipt or exercise of any equity award or upon the receipt or resale of any shares of the Company underlying an equity award) will be subject to the provisions of any clawback policy implemented by the Company, including, without limitation, any clawback policy adopted to comply with the requirements of applicable law, including without limitation the Dodd-Frank Wall Street Reform and Consumer Protection Act and any rules or regulations promulgated thereunder, to the extent set forth in such clawback policy and/or in the applicable equity award.
In addition to the clawback provision in Mr. Saunders’s employment agreement, our Annual Incentive Plan also provides that the Compensation Committee has the discretion to require a participant to repay the income, if any, derived from an award under the plan in the event of a restatement of the Company’s financial results within three years after payment of such award to correct a material error that is determined by the Compensation Committee to be the result of fraud or intentional misconduct.

These clawback policies help ensure that incentive compensation is payable only if the applicable underlying performance goals are met, consistent with our pay-for-performance
philosophy.
Risk Assessment
The Compensation Committee, with the assistance of senior management, the Compensation Committee’s independent compensation consultant and management’s outside compensation consultant, periodically reviews the elements of our compensation programs to determine whether they encourage excessive risk taking. We recently performed a formal assessment of our global compensation programs, including our executive compensation and global sales incentive compensation programs and policies, and the results were reviewed with the Compensation Committee.
The assessment reaffirmed our belief that our compensation programs and policies are structured and operated in a manner that does not create risks that are reasonably likely to have a material adverse effect on our business. Among other items, we cite the following design elements in our executive compensation program that discourage excessive risk taking:

Committee Oversight:
The Compensation Committee makes all compensation decisions regarding senior management, including our NEOs, and has retained an independent compensation consultant that provides no services to the Company or management.

Appropriate Use of Discretion:
To reduce the tendency of formulae and other objective financial performance measures to encourage short-term or excessive risk taking, compensation decisions are not based solely on the Company’s financial performance, but also on subjective considerations that account for non-financial
performance and judgment.

Performance Goals:
A significant portion of executives’ compensation is tied to the achievement of a variety of longer-term performance goals and sustained stock price performance, intended to encourage a long-term perspective and discourage short-term risk taking. Goals are appropriately set to be sufficiently challenging but also reasonably achievable with strong performance.

Clawbacks:
The Company has clawback provisions that give the Compensation Committee the discretion to reduce the incentive amounts payable to our NEOs based on factors determined to be appropriate, including the achievement of performance goals applied under our Company-wide AIP, as described on page 34.

Stock Ownership Guidelines:
The Company has robust stock ownership guidelines to further align the interests of our executives with shareholders and ensure a longer-term focus, as described on page 34.
Payout Caps: The design of our short- and long-term incentives include payout caps that reduce incentives that may encourage short-term business decisions.

Tax Deductibility of Compensation
Section 162(m) of the Internal Revenue Code, as amended in 2017 by the Tax Cuts and Jobs Act, restricts deductibility for federal income tax purposes of annual individual compensation in excess of $1 million to the NEOs, effective for tax years beginning after 2017, subject to a transition rule for written binding contracts which were in effect on November 2, 2017, and which were not modified in any material respect on or after such date. In the past, Section 162(m)’s deductibility limitation was subject to an exception for compensation that qualified as “performance-based.” Our compensation programs were designed to permit us to pay compensation that could qualify for the performance-based exception, although we reserved the right to pay compensation that did not qualify as “performance-based” to support the Company’s business strategy. While the Compensation Committee has considered the deductibility of compensation as a factor in making compensation decisions, it has retained the flexibility to provide compensation that is consistent with the Company’s goals for its executive compensation program, even if such compensation would not be fully tax-deductible.
The Compensation Committee continues to assess the impact of Section 162(m) of the Code, as amended, on our compensation programs. The Company intends to attempt to fit within the transition rule referred to above, if applicable, for compensation awarded prior to the effective date of the rule, to the extent that the Compensation Committee determines that to be practical and in the interests of the Company. Despite the change in law, the Compensation Committee intends to continue to implement compensation programs that it believes are competitive and in the best interests of the Company and its shareholders. Accordingly, the Compensation Committee may approve amendments to compensatory arrangements or approve new compensatory arrangements that exceed the current limits of Section 162(m) of the Code, which may not be deductible.
CEO Pay Relative to Median Pay of Our Employees
The compensation for our CEO in 2019 ($9,770,528) as disclosed in the 2019 Summary Compensation Table) was approximately 106 times the annual “total compensation,” as defined by Item 402(u) of Regulation
S-K,
of our median employee ($92,255). Total compensation includes base salary, incentive compensation, equity awards and certain other retirement and health and welfare benefits and other perquisites and allowances. Our CEO to median employee pay ratio is calculated in accordance with Item 402(u) of Regulation
S-K
and represents a reasonable estimate calculated in accordance with SEC regulations and guidance.
We used the same median employee as was identified in 2018, based on the 2018 total target cash compensation for all individuals, excluding our CEO, who were employed by us on December 31, 2018. We included all employees, whether employed on a full-time, part-time, or seasonal basis. We did not make any assumptions, adjustments, or estimates with respect to total target cash compensation. Compensation was annualized for any full-time employees that were not employed by us for all of 2018. Compensation that was stated in
non-U.S.
dollars was converted to U.S. dollars using the conversion rate on November 30, 2018, for all individuals employed at that date and using the conversion rate on December 31, 2018, for those who were not employed as of November 30, 2018. After identifying the median employee based on total target cash compensation, we calculated annual total compensation for such employee using the same methodology we use for our Named Executive Officers as set forth in the 2019 Summary Compensation Table and based on the conversion rate on November 30, 2019.
Compensation Committee Report
The Compensation Committee of Allergan plc has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation
S-K
with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this our Annual Report on Form
10-K
for the fiscal year ended December 31, 2019 (as amended hereby).
The Compensation Committee
Thomas C. Freyman,
Chair
Joseph H. Boccuzi
Christopher W. Bodine
Christopher J. Coughlin
Peter J. McDonnell, M.D.

2019 Compensation Tables Summary
Compensation Table
The following table sets forth certain information regarding the annual and long-term compensation for services rendered to the Company in all capacities with respect to the fiscal years ended December 31, 2017, December 31, 2018 and December 31, 2019 of our NEOs:

Name and Principal Position	Year	Salary 1 ($)	Bonus ($)	Stock Awards 2 ($)	Option Awards (S)	Non-Equity Incentive Plan Compensation 3 ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings 4 ($)	All Other Compensation 5 ($)	Total ($)
Brenton L. Saunders	2019	1,338,462	—	1,923,673	—	6,210,000	—	298,394	9,770,528
Chairman, President &	2018	1,300,000	—	2,143,395	—	3,000,000	—	181,078	6,624,473
Chief Executive Officer	2017	1,232,822	—	22,682,025	—	8,752,500	249	160,030	32,827,626

Matthew M. Walsh	2019	876,923	—	642,195	—	1,614,600	—	72,802	3,206,519
Chief Financial Officer	2018	673,846	700,000	7,807,519	—	1,360,545	—	—	10,541,910

William Meury	2019	938,461	—	607,473	—	2,125,200	—	43,265	3,714,400
Chief Commercial Officer	2018	900,000	—	676,926	—	2,101,600	—	32,431	3,710,957
	2017	873,973	—	7,162,716	—	3,022,500	—	23,815	11,083,004

C. David Nicholson, PhD	2019	938,461	—	607,473	—	1,973,400	—	119,125	3,638,460
Chief R&D Officer	2018	900,000	—	676,926	—	1,633,000	—	53,818	3,263,744
	2017	837,158	—	7,162,716	—	3,022,500	5	30,387	11,052,765

A. Robert D. Bailey	2019	832,692	—	404,967	—	1,524,900	—	94,556	2,857,115
Chief Legal Officer &	2018	775,000	—	451,233	—	1,507,685	—	66,762	2,800,680
Corporate Secretary			—

(1)	Salary includes annual salary and any salary earned but deferred, as applicable, under the Company’s deferred compensation plans.

(2)	For our Named Executive Officers, the amounts shown in this column represent the aggregate grant date fair value of the 2019 R&D portion of the performance share units granted to our Named Executive Officers on April 4, 2017 (except for Mr. Walsh, whose award was granted on February 20, 2018). These values represent the accounting expense for awards made during 2017 (or in 2018 for Mr. Walsh), and these Named Executive Officers did not receive any additional equity grants during 2019. These amounts do not represent the actual value realized by the Named Executive Officers during the respective year. The maximum possible value of the portion of the performance share unit awards that relate to the 2019 R&D goals that were established in 2019 on the date the goals were established, assuming achievement at the highest performance level for the R&D goals, was as follows: $3,847,346 for Mr. Saunders, $1,284,389 for Mr. Walsh, $1,214,947 for Messrs. Meury and Nicholson, and $809,934 for Mr. Bailey. For discussion of the assumptions used in these valuations, see Share-Based Compensation in Note 9 to the audited consolidated financial statements in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019. For additional discussion of our long-term incentive program, see “Long-Term Incentives” on page 32 of the Compensation Discussion and Analysis.

(3)	For additional detail on our annual incentive plan, see “Annual Incentive Awards” on page 27 of the Compensation Discussion and Analysis. For 2018 and 2017, the amounts shown in this column represent payment under our annual incentive plan for the 2018 and 2017 performance years. For 2019, the amounts shown in this column represent payment under our annual incentive plan (AIP) for the 2019 performance year. For additional detail on our annual incentive plan, see “Annual Incentive Awards” on page 27 of the Compensation Discussion and Analysis. For 2018 and 2017, the amounts shown in this column represent payment under our annual incentive plan for the 2018 and 2017 performance years. For 2017, the amount shown in this column also includes payment of a prior long-term cash incentive payment in connection with an earlier corporate transaction.

(4)	For 2017, the amount shown in this column represents above-market interest earned by our Named Executive Officers on their non-qualified
deferred compensation account balances. For 2018 and 2019, the actual interest earned was not considered above-market for purposes of reporting under the instructions for this table. For additional detail regarding our non-qualified
deferred compensation plans, see the tables and text under “2019
Non-qualified
Deferred Compensation” on page 40.

(5)	All Other Compensation for 2019 consisted of Company matches under our qualified and non-qualified savings plans and other perquisites as follows:

Name	Company Aircraft 1 ($)	Car and Driver 2 ($)	Savings Plan Company Matching Contributions ($)	Financial Planning Reimbursement ($)	Total Other Compensation ($)
Brenton L. Saunders	43,939	2,330	242,125	10,000	298,394
Matthew M. Walsh	39,802	—	33,000	—	72,802
William Meury	160	105	33,000	10,000	43,265
C. David Nicholson, PhD	—	—	109,125	10,000	119,125
A. Robert D. Bailey	1,553	—	87,928	5,075	94,556

(1)	Amounts represent the incremental costs to us associated with the executive’s personal use of our aircraft. Incremental costs include fuel costs, landing and parking fees, per hour accruals for maintenance service plans, passenger catering and ground transportation, crew travel expenses and other trip-related variable costs (including fees for contract crew members and the use of our fractional jet interest). Because our aircraft are used primarily for business travel, incremental costs exclude fixed costs that do not change based on usage, such as pilots’ salaries, aircraft purchase or lease costs, fractional jet interest management fees, home-base hangar costs and certain maintenance fees.

(2)	The incremental cost for the Company car and driver for commuting and nonbusiness events is calculated by multiplying the variable rate by the applicable miles driven. The variable rate includes a driver’s overtime compensation (if any), plus a cost per mile calculation based on fuel and maintenance expense. Because Company car and drivers are used primarily for business travel, incremental costs exclude fixed costs that do not change based on usage such as drivers’ salaries and vehicle purchase or lease cost. For instances where a car service is used, the incremental cost to the company is the actual fees paid for such service.

2019 Grants of Plan-Based Awards
The following table provides information about
non-equity
awards granted to our NEOs for 2019:

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Possible Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Stick or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Award Type	Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Brenton L. Saunders	Non-Equity Incentive Plan Award1	3/6/2019	750,000	3,000,000	6,750,000
	Performance Share Units 2	3/6/2019				0	13,989	27,979				1,923,673

Matthew M. Walsh	Non-Equity Incentive Plan Award1	3/6/2019	225,000	900,000	2,025,000
	Performance Share Units	3/6/2019				0	4,670	9,340				642,195

William Meury	Non-Equity Incentive Plan Award1	3/6/2019	275,000	1,100,000	2,475,000
	Performance Share Units2	3/6/2019				0	4,418	8,835				607,473

C. David Nicholson, PhD	Non-Equity Incentive Plan Award	3/6/2019	275,000	1,100,000	2,475,000
	Performance Share Units2	3/6/2019				0	4,418	8,835				607,473

A. Robert D. Bailey	Non-Equity Incentive Plan Award	3/6/2019	212,500	850,000	1,912,500
	Performance Share Units2	3/6/2019				0	2,945	5,890				404,967

(1)	Amounts represent threshold, target and maximum award opportunities under the 2019 AIP. The actual amounts earned by each Named Executive Officer are set forth in the
“Non-Equity
Incentive Plan Compensation” column of the Summary Compensation Table. For a discussion of the 2019 AIP, see page 27 of the Compensation Discussion and Analysis.

(2)	Other than Mr. Walsh, the grant date fair value relates to the PSUs awarded in 2017, and these executives did not receive any additional equity grants during 2019. Mr. Walsh received his PSU grant in 2018 in connection with his hiring. The payout of PSUs awarded in 2017 (or 2018, for Mr. Walsh) can range from 0% to a maximum of 200% of target, depending on the level of achievement of the applicable performance goals. Earned PSUs vest 1/2 on each of December 31, 2020 and 2021. For more information on the PSUs, see page 33 hereof.

2019 Outstanding Equity Awards at Fiscal
Year-End
The following sets forth the outstanding equity awards for our NEOs at December 31, 2019:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options— Exerciseable (#)	Number of Securities Underlying Unexercised Options— Unexerciseable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units That Have Not Vested (#)		Market Value of Shares or Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Shares or Units That Have Not Vested (#)		Equity Incentive Plan Awards: Market Value of Shares or Units That Have Not Vested ($)
Brenton L. Saunders	104,651		$224.00	7/1/24	16,787	(1)	$3,209,171	83,936	(3)	$16,046,045
	63,566		$196.16	5/12/24
	222,958		$91.13	9/30/23
	2,790		$90.22	8/14/23
	3,691		$73.14	8/22/22
	9,446		$70.79	8/22/21

Matthew M. Walsh					7,472	(1)	$1,428,422	28,021	(3)	$5,356,775
					9,807	(2)	1,874,804

William Meury	19,278		$224.00	7/1/24	5,301	(1)	$1,013,392	26,506	(3)	$5,067,152
	12,813		$196.16	5/12/24
	22,867		$80.20	5/20/23
	11,476		$72.07	5/6/22
	16,082		$63.51	12/4/21

C. David Nicholson, PhD	17,006		$215.77	8/4/24	5,301	(1)	$1,013,392	26,506	(3)	$5,067,152

A. Robert D. Bailey	16,524		$224.00	7/1/24	3,534	(1)	$675,595	17,670	(3)	$3,377,974
	12,813		$196.16	5/12/24
	13,602		$161.66	11/11/23

(1)	Represents restricted stock units granted on April 3, 2017 (other than Mr. Walsh, whose grant was made February 20, 2018), which vest ratably 20% per year on each anniversary of the grant date.

(2)	Represents restricted stock units granted on February 20, 2018, which vest ratably 25% per year on each anniversary of the grant date.

(3)	Represents the target number of performance share units granted on April 3, 2017 (other than Mr. Walsh, whose grant was made February 20, 2018), which are not yet earned, with the number of units eligible to vest based 50% on our relative total shareholder return
(R-TSR)
between January 1, 2017 and December 31, 2019 and 50% on our achievement of R&D goals. Units remain subject to time-vesting thereafter, and vest 50% per year on December 31 of 2020 and 2021. The value reported is the target number of units granted multiplied by our closing share price on December 31, 2019. Upon closing of the AbbVie Transaction, these performance share units will vest at 130% of target.

2019 Option Exercises and Stock Vested
The following table sets forth certain information with respect to vesting of stock awards and exercise of stock options during the fiscal year ended December 31, 2019 for our NEOs.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (1) (#)	Value Realized on Vesting (2) ($)
Brenton L. Saunders			22,461	4,118,709
Matthew M. Walsh			5,137	735,773
William Meury			4,874	870,242
C. David Nicholson, PhD			3,858	673,169
A. Robert D. Bailey			3,842	695,119

(1)	Shares acquired on vesting are presented on a pre-tax basis.

(2)	Represents the closing market price of our ordinary shares on the date of vesting (or date immediately prior that was a trading day) multiplied by the number of shares that have vested, plus the value of any accrued dividends paid in connection with the units vesting.

2019 Nonqualified Deferred Compensation
The following table sets forth the executive contributions, employer matching contributions, earnings, withdrawals/distributions and account balances, where applicable, for certain of our NEOs in the Executive Deferred Savings Plan (the “
Executive Deferred Compensation Plan
”), an unfunded, unsecured deferred compensation plan:

Name	Executive Contributions in Last FY (1) ($)	Registrant Contributions in Last FY (2) ($)	Aggregate Earnings in Last FY (3) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE (4) ($)
Brenton L. Saunders	—	212,625	33,293	—	992,823
Matthew M. Walsh	70,154	—	1,261	—	71,415
William Meury	—	—	—	—	—
C. David Nicholson, PhD	65,320	76,125	9,911	—	312,181
A. Robert D. Bailey	—	54,928	5,162	—	158,809

(1)	Executive contributions include salary contributions for 2019 for Mr. Walsh and deferrals related to a portion of 2018 AIP bonus awards paid in 2019 for Dr. Nicholson. Any contributions are also reported in the “Salary” column for 2019 or the
“Non-Equity
Incentive Plan Compensation” column for 2018 in the Summary Compensation Table on page 37.

(2)	This column represents company matching contributions to the non-qualified
deferred compensation plan in 2019, which relate to amounts deferred in March 2018 from 2017 annual incentive plan awards. All Registrant contributions are reported in the “All Other Compensation” column of the Summary Compensation Table on page 37.

(3)	This column represents deemed investment earnings at the guaranteed fixed interest rate for 2019. No other investment alternatives for amounts deferred or credited are offered under the non-qualified
deferred compensation plan.

(4)	This column reflects balances as of December 31, 2019 and includes deferred compensation earned in prior years, which was disclosed as either “Salary” or
“Non-Equity
Incentive Plan Awards” in the Summary Compensation Table of prior proxy statements.

Pursuant to the Executive Deferred Compensation Plan, eligible employees may defer up to 80% of their salary and up to 100% of their annual cash incentive award, if any. The Company did not make any matching contributions for 2019 base salary or 2019 annual incentive award contributions. All contributions are 100% vested. All contributions to the Executive Deferred Compensation Plan have a guaranteed fixed interest rate of return. This guaranteed rate is adjusted annually and was 3.59% for 2019.
Assets in the Executive Deferred Compensation Plan are distributed either (i) at separation of service as a result of retirement, disability, termination or death; or (ii) on a designated date elected by the participant. The Executive Deferred Compensation Plan requires participants to make an annual distribution election with respect to the money to be deferred in the next calendar year. If a participant so elects, deferrals made in one year may be distributed as soon as the next year following the deferral election. Participants may elect to receive a distribution as a lump-sum
cash payment or in installment payments paid over two to 15 years, or two to 10 years for contributions after January 1, 2015, as the participant elects. Incentive award deferrals are credited to a participant’s account the year following the year in which the incentive is earned. As a result, incentive award deferrals may not be distributed until the year following the year in which the incentive is paid to a participant and credited to his or her account. Per regulatory requirements, participants may not accelerate distributions from the Executive Deferred Compensation Plan.

Potential Payments Upon Termination or Change in Control
Brenton L. Saunders
Pursuant to the terms of his employment agreement, Mr. Saunders will be entitled to the following payments and benefits in the event of a termination by the Company without Cause or by Mr. Saunders for Good Reason at any time after July 1, 2017 and until the end of the agreement term, which we have provided notice to Mr. Saunders we intend to extend through December 31, 2020:
•	a lump sum cash payment equal to two times the sum of (A) Mr. Saunders’ then-current annual base salary and (B) Mr. Saunders’ target bonus amount; and

•	continued group health benefits for Mr. Saunders and his dependents for up to 24 months following termination.

In the event that Mr. Saunders’ employment terminates without Cause or he resigns for Good Reason at any time after July 1, 2017 and until the end of the agreement term (December 31, 2019, and December 31, 2020 once the agreement is extended as described above), and if the termination occurs within 90 days prior to or 12 months following a change in control (as defined in the employment agreement), he will be entitled to the same payments and benefits as in the non-change
in control context (as described above), except that (i) the lump sum cash payment will equal three times (instead of two times) the sum of Mr. Saunders’ then-current annual base salary and target bonus amount, and (ii) continued group health benefits will be provided for up to 36 months (instead of up to 24 months) following termination.
If the Company elects not to continue Mr. Saunders’ employment with the Company at the conclusion of the agreement term or any time thereafter on substantially the same terms in effect at the expiration of the employment agreement or on other mutually agreeable terms, then Mr. Saunders will be entitled to the same payments and benefits as in the non-change
in control context (as described above), as well as any accrued compensation obligations to Mr. Saunders through his termination date, including a pro-
rated bonus for the year of termination.
If, at the expiration of Mr. Saunders’ employment agreement, Mr. Saunders retires from the Company or does not agree to enter into a new employment agreement or an amendment to the existing agreement extending his employment for a period of at least three years on substantially the same terms as his existing agreement, Mr. Saunders will be entitled to any accrued compensation obligations through his termination date, including a pro-rated
bonus for the year of termination.
Conditions to Payment
In order to receive his severance benefits, Mr. Saunders is required to execute a release of claims against the Company and comply with certain restrictive covenants included in his employment agreement consisting of (i) limitations on soliciting or interfering with the Company’s employees, customers, suppliers, licensees, or other business associates for a one-year
period following the executive’s termination of employment; (ii) restrictions on competing with Allergan for a one-year
period following termination; and (iii)
 non-disparagement
and cooperation covenants effective for 24 months following termination. In the event that Mr. Saunders incurs a termination of employment that does not entitle him to severance, the Company may elect to pay the executive a lump sum cash amount equal to his then-current base salary and target bonus in exchange for the executive’s agreement to comply with the non-competition
restrictions described above.
Executive Severance Plan
On July 20, 2017, the Compensation Committee of the Board approved the Allergan plc 2017 Executive Severance Plan, which we refer to as the “
Severance Plan
”. Each of our NEOs other than Mr. Saunders participates in the Severance Plan (each a
“
Participant
”
). The Severance Plan provides each Participant certain severance payments and benefits upon a termination for any reason, as well as additional severance payments and benefits if the Participant’s employment is terminated (A) outside of the CIC Protection Period by the Company without Cause or (B) within the CIC Protection Period (i) by the Company without Cause or (ii) by the Participant with Good Reason.

The following is a summary of the termination and
change-in-control
provisions applicable to each of the Participants under the Severance Plan.
Termination for Any Reason
Under the terms of the Severance Plan, the Company will pay each Participant his or her Accrued Obligations, which are generally defined to include earned but unpaid base salary through the date of termination, unreimbursed business expenses and earned and accrued vacation pay, if applicable, to the extent not previously paid.
Termination Without Cause (Outside the CIC Protection Period)
In addition to payment of his or her Accrued Obligations, a Participant whose employment is terminated outside of the CIC Protection Period by the Company without Cause is also entitled to receive the following payments and benefits under the Severance Plan:
•	a lump sum payment equal to 1.5 multiplied by the sum of (A) the Participant’s annual base salary and (B) the Participant’s target annual incentive award for the fiscal year in which the termination occurs;

•	continued group health benefits (medical, dental and vision) for the Participant and the Participant’s eligible dependents for a period of up to 24 months with the Participant paying active employee premium rates; and

•	outplacement services for up to 24 months.

A Participant’s entitlement to continued group health benefits is subject to the terms and conditions of the Company’s health program, including that eligibility will cease once the Participant becomes eligible to participate in Medicare. A Participant’s receipt of these additional payments and benefits under the Severance Plan is conditioned upon the Participant’s execution of an effective release of claims against the Company, which shall include non-competition,
non-solicitation
and other customary restrictive covenants.
Termination Within the CIC Period Without Cause or For Good Reason
In addition to those payments and benefits to which a Participant is entitled upon a termination of employment for any reason as described under Termination for Any Reason, a Participant whose employment is terminated within the CIC Protection Period either (i) by the Company without Cause or (ii) by the Participant for Good Reason is also entitled to receive the following payments and benefits under the Severance Plan:
•	a lump sum payment equal to 2.5 multiplied by the sum of (A) the Participant’s annual base salary as of the termination date or, if greater, the Participant’s annual base salary at the time of the first occurrence of a change in control within the two years preceding the termination date, and (B) the Participant’s target annual incentive award for the fiscal year in which the termination occurs;

•	continued group health benefits (medical, dental and vision) for the Participant and the Participant’s eligible dependents for a period of up to 30 months with the Participant paying active employee premium rates; and

•	outplacement services for up to 30 months.

A Participant’s entitlement to continued group health benefits is subject to the terms and conditions of the Company’s health program, including that eligibility will cease once the Participant becomes eligible to participate in Medicare.
Release of Claims/Participant Obligations
A Participant’s receipt of payments and benefits under the Severance Plan is conditioned upon the Participant’s execution of an effective release of claims against the Company, as well as compliance with non-competition,
non-solicitation
and other customary restrictive covenants.
No Tax
Gross-Up
Participants are not entitled to receive a tax
gross-up
under the Severance Plan. Rather, any payment or benefit received by the Participant that would constitute a “parachute payment” within the meaning of Internal Revenue Code Section 280G will be reduced to the extent necessary so that no portion will be subject to any excise tax but only if, by reason of such reduction, the net after-tax
benefit received by the Participant exceeds the net
after-tax
benefit that would be received by the Participant if no reduction was made.
Offset/Reduction for other Payments and Benefits
Payments and benefits under the Severance Plan will be offset against any duplicative payments or benefits a Participant may be entitled to under any other severance plan, agreement, arrangement or program of the Company.
Other Benefits and Awards
The Severance Plan generally provides that any outstanding bonus awards, equity awards, and long-term incentive awards will be governed by the terms of the applicable plan and award agreement and not by the Severance Plan upon a Participant’s termination of employment.
Outstanding Equity Awards
Pursuant to the terms of the 2013 IAP and Legacy Allergan Plan certain long-term incentive awards held by the Named Executive Officers will vest in full and, as applicable, become exercisable upon a “qualified termination” during the two-year
period following a change in control (each as defined in the applicable plan).
Estimated Termination Payments
In accordance with the requirements of the rules of the SEC, the table below indicates the amount of compensation payable by the Company to each NEO upon certain types of termination of employment. The amounts assume that such termination was effective as of December 31, 2019, and thus exclude amounts earned through such date and are only estimates of the amounts that would actually be paid to such executives upon their termination.
The table does not include certain amounts that the NEOs are entitled to receive under certain plans or arrangements that do not discriminate in scope, terms or operation in favor of the Company’s NEOs and that are generally available to all salaried employees. The table also does not include the accrued and vested accounts of the executives under the Company’s non-qualified
deferred compensation plan. These amounts are generally distributed to the Company’s executives upon a termination of employment, regardless of the reason, in accordance with his or her election under the applicable plan. The accrued and vested amounts under the non-qualified
deferred compensation plan are set forth in the table under “2019 Nonqualified Deferred Compensation” on page 40.

Name and Principal Position	Cash Severance (1) ($)	Health and Welfare Benefits (2) ($)	Outplacement (3) ($)	Restricted Stock (4) ($)	Performance Shares (5) ($)	Stock Options	Total ($)
Brenton L. Saunders
Good Reason or Without Cause	8,700,000	39,671	50,000	—	10,129,525	—	18,919,196
Qualifying Termination in Event of Change in Control	13,050,000	59,507	50,000	3,209,171	16,046,045	—	32,414,723

Matthew M. Walsh
Good Reason or Without Cause	2,700,000	38,372	50,000	—	4,156,249	—	6,944,621
Qualifying Termination in Event of Change in Control	4,500,000	47,965	50,000	3,303,226	5,356,775	—	13,257,966

William Meury
Good Reason or Without Cause	3,075,000	37,229	50,000	—	3,198,848	—	6,361,076
Qualifying Termination in Event of Change in Control	5,125,000	46,536	50,000	1,013,392	5,067,152	—	11,302,080

C. David Nicholson, PhD
Good Reason or Without Cause	3,075,000	15,319	50,000	—	3,198,848	—	6,339,167
Qualifying Termination in Event of Change in Control	5,125,000	18,341	50,000	1,013,392	5,067,152	—	11,273,885

A. Robert D. Bailey
Good Reason or Without Cause	2,550,000	37,550	50,000	—	2,132,501	—	4,770,052
Qualifying Termination in Event of Change in Control	4,250,000	46,938	50,000	675,595	3,377,974	—	8,400,506

(1)	See the above narrative disclosure for a description of the cash severance benefits payable to the NEOs.

(2)	See the above narrative disclosure for a description of the group health, insurance and welfare benefits payable to the NEOs.

(3)	See the above narrative disclosure for a description of the outplacement services provided to the NEOs. The amount disclosed represents the minimum cost to the Company under our program terms. The actual cost may vary depending on the actual services provided.

(4)	For all NEOs, all restricted stock units will accelerate upon a termination in connection with a change in control.

(5)	In the event of termination without a change in control, for all NEOs, represents the pro-rated
value of the Performance Share Units granted on April 3, 2017 (or for Mr. Walsh, February 20, 2018), based on target performance (upon an actual termination without a change in control, payout is based on actual performance at the conclusion of the performance period). For all NEOs, in the event of termination in connection with a change in control represents the target value of the Performance Share Units (upon an actual termination following a change in control, employees are entitled to the greater of (a) the award at target or (b) an award based on performance to date). Upon closing of the AbbVie Transaction, these Performance Share Units will vest at 130% of target.

Certain Definitions
Cause
For purposes of Mr. Saunders’ employment agreement, “Cause” means that the Company has terminated Mr. Saunders because of (i) his refusal to perform or substantially perform his duties with the Company, other than due to periods of illness, injury or incapacity, or to follow the lawful instructions of the Board; (ii) his illegal conduct or gross misconduct; (iii) a material breach of his obligations under the employment agreement; (iv) a conviction of, or entry of a plea of guilty or nolo contendere with respect to, a felony or a crime involving moral turpitude; (v) a prohibition or restriction from performing any material portion of his duties by applicable law; or (vi) a willful breach of the material policies of the Company to which he is subject and which have been previously made available to him.
For purposes of the Severance Plan, “Cause” means (i) the employee’s failure to perform his or her duties in any material respect (other than any such failure resulting from incapacity due to physical or mental illness); (ii) the employee’s failure to comply with any valid and legal directive of the Board or the person to whom the employee reports; (iii) the willful misconduct or gross negligence by the employee that has caused or is reasonably expected to result in material injury to the Company’s business, reputation or prospects; (iv) the engagement by the employee in illegal conduct or in any act of serious dishonesty which could reasonably be expected to result in material injury to the Company’s business or reputation or which adversely affects the employee’s ability to perform his or her duties; (v) the employee being indicted or convicted of (or having pled guilty or nolo contendere to) a felony or any crime involving moral turpitude, dishonesty, fraud, theft or financial impropriety; or (vi) a material violation by the employee of the Company’s rules, policies or procedures. For any termination by the Company for Cause that occurs after the occurrence of a Change in Control, termination of an employee’s employment shall not be deemed to be for Cause unless and until the Company delivers to the employee a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the Board (after reasonable written notice is provided to the employee and the employee is given an opportunity, together with counsel, to be heard before the Board), finding that the employee has engaged in the conduct described in any of (i)–(vi) above.
Change in Control
For purposes of the Severance Plan, the 2013 IAP and Mr. Saunders’ employment agreement, “Change in Control” generally means (i) the acquisition by any individual, entity or group of the beneficial ownership of more than fifty percent (50%) of the total fair market value of the Company’s outstanding shares or the combined voting power of the Company’s outstanding voting securities or during any
12-month
period, of fifty percent (50%) or more of the Company’s outstanding voting securities; (ii) the replacement of the majority of the Company’s incumbent directors by individuals not approved by a majority of the Company’s incumbent Board; or (iii) the consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company, unless (a) the beneficial owners of the Company’s outstanding ordinary shares and voting securities immediately prior to such transaction beneficially own more than fifty percent (50%) of the outstanding common shares and combined voting power of the resulting corporation, (b) no individual, entity or group beneficially owns more than fifty percent (50%) of the combined voting power of the resulting corporation except to the extent that such ownership existed prior to the transaction, and (c) a majority of the members of the board of directors of the resulting corporation were members of the Company’s incumbent Board.
CIC Protection Period
For purposes of the Severance Plan, the “CIC Protection Period” means the period commencing on the 60 th
day prior to a change in control and ending on the second anniversary of such change in control.
Good Reason
For purposes of Mr. Saunders’ employment agreement, “Good Reason” means that the executive has terminated his employment with the Company due to (i) a material diminution in his base salary; (ii) the assignment to him of duties that are materially inconsistent with his position, duties, or responsibilities; (iii) any change in the geographic location at which he performs his services to the Company outside of a
75-mile
radius of the city limits of Parsippany, New Jersey; or (iv) any other material breach of his employment agreement.
For purposes of the Severance Plan, “Good Reason” means the occurrence of any of the following events, unless the employee has consented in writing thereto: (i) a material decrease in any of the employee’s base salary, target bonus or long-term incentive opportunity; (ii) a material diminution in the employee’s authority, duties or responsibilities (other than temporarily while the employee is physically or mentally incapacitated or as required by applicable law), including any assignment to the employee of any duties inconsistent in any material respect with the employee’s position; (iii) a relocation of the employee’s primary work location resulting in an increase in the employee’s one-way
commute by 50 miles or more; or (iv) the failure of the Company to obtain a successor’s binding agreement expressly to assume and agree to fully perform the Company’s obligations under the Severance Plan.

Qualifying Termination
For purposes of the 2013 IAP, “Qualified Termination” means (i) a termination by the Company of a holder’s employment with the Company or any of its subsidiaries for any reason other than the holder’s death, disability, willful misconduct or activity deemed detrimental to the interests of the Company; or (ii) a resignation by the holder from employment with the Company or any of its subsidiaries with good reason, which includes (a) a substantial adverse change in the nature or status of the holder’s responsibilities, (b) a reduction in the holder’s base salary and/or levels of entitlement or participation under any incentive plan or employee benefit program without the substitution or implementation of an alternative arrangement of substantially equal value, or (c) the Company requiring the holder to relocate to a work location more than 50 miles from his work location.
Equity Compensation Plan Information as of December 31, 2019
The following table summarizes certain information about the options, warrants, rights and other equity awards under the Company’s equity compensation plans as of the close of business on December 31, 2019. The table does not include information about tax qualified plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#) (a)	Weighted-average 1 exercise price of outstanding options, warrants and rights ($) (b	Number of securities remaining available for future issuance under equity compensation plans (excluding security reflected in column (a)) (#) (c)
Equity compensation plans approved by security holders	3,633,180	148.91	2,993,646
Compensation plans not approved by security holders	4,954,473	129.26	954,824

Total	8,587,653	157.28	3,948,470

(1)	Reflects the weighted average exercise price of options only and excludes restricted stock unit and performance share unit awards.

(2)	Includes shares issuable pursuant to 1,439,840 restricted stock units and performance share units (assuming target payout for the performance share units) and 2,193,340 options granted under the 2013 IAP.

(3)	Includes shares issuable upon exercise of options and pursuant to other rights under the following plans assumed by the Company in connection with certain acquisitions: the Legacy Allergan Plan; Allergan, Inc. Deferred Directors’ Fee Program; Allergan Irish Share Participation Scheme; 2000 Stock option plan of Forest Laboratories, Inc.; 2004 Stock option plan of Forest Laboratories, Inc.; 2007 Stock option plan of Forest Laboratories, Inc.; Kythera Biopharmaceuticals, Inc. 2012 Equity Incentive Award Plan; Kythera Biopharmaceuticals, Inc. 2004 Stock Plan; and Kythera Biopharmaceuticals, Inc. 2014 Employment Commencement Incentive Plan. This amount includes 1,625,983 restricted stock units and performance share units (assuming target payout for the performance share units) and 3,328,490 options.

(4)	Includes shares remaining available for issuance under the Legacy Allergan Plan and does not include shares remaining for issuance under any other legacy plans or plans assumed by the Company in connection with certain acquisitions. The Company has not and will not grant additional awards under these plans, other than the Legacy Allergan Plan.

Compensation Committee Interlocks and Insider Participation
The current members of our Compensation Committee are Thomas C. Freyman (Chair), Joseph H. Boccuzi, Christopher W. Bodine, Christopher J. Coughlin and Peter J. McDonnell, M.D. Except for Catherine M. Klema, who served as the Chair of the Compensation Committee until the 2019 Annual General Meeting of Shareholders, no other person served on our Compensation Committee in 2019. During fiscal year 2019, no member of the Compensation Committee was an officer or employee of the Company or of any of our subsidiaries, nor was formerly an officer of the Company or any of our subsidiaries. No member of the Compensation Committee had any relationships required to be disclosed under Item 404 of Regulation
 S-K
promulgated under the Exchange Act.

During fiscal year 2019, none of our executive officers served as: (i) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on our Compensation Committee; (ii) a director of another entity, one of whose executive officers served on our Compensation Committee; or (iii) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served as a director of our Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock Ownership of Certain Beneficial Owners
The following table sets forth the name, address (where required) and beneficial ownership of each person (including any “group” as defined in Section 13(d)(3) of the Exchange Act) known by us to be the beneficial owner of more than 5% of our ordinary shares, based on filings made under Section 13 of the Exchange Act as of April 27, 2020 and based on 329,765,537 ordinary shares outstanding as of April 27, 2020:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership 1		Percent of Class (%)
Wellington Management Group LLP 280 Congress Street Boston, MA 02210	24,934,153	(2)	7.56%
The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	24,506,020	(3)	7.43%
BlackRock, Inc. 55 East 52nd Street New York, NY 10055	20,807,793	(4)	6.31%
(1)	Unless otherwise indicated in the footnotes to this table and pursuant to applicable community property laws, we believe the persons named in this table have sole voting and investment power with respect to all ordinary shares reflected in this table. As of April 27, 2020, 329,765,537 of our ordinary shares were issued and outstanding.
(2)	According to Schedule 13G/A filed with the SEC on February 12, 2019, each of Wellington Management Group LLP, Wellington Group Holdings LLP and Wellington Investment Advisors Holdings LLP is the beneficial owner of 24,934,153 shares (with shared voting power with respect to 5,591,827 shares and shared dispositive power with respect to 24,934,153 shares) while Wellington Management Company LLP is the beneficial owner of 22,912,800 shares (with shared voting power with respect to 4,850,729 shares and shared dispositive power with respect to 22,912,800 shares). Wellington Management Group LLP is the parent holding company of certain holding companies and the Wellington Investment Advisers. The securities reported on Schedule 13G/A are owned of record by clients of the Wellington Investment Advisers. Wellington Investment Advisors Holdings LLP controls directly, or indirectly through Wellington Management Global Holdings, Ltd., the Wellington Investment Advisers. Wellington Investment Advisors Holdings LLP is owned by Wellington Group Holdings LLP. Wellington Group Holdings LLP is owned by Wellington Management Group LLP.
(3)	According to Schedule 13G/A filed with the SEC on February 12, 2020, The Vanguard Group is the beneficial owner of 24,506,020 shares (with sole voting power with respect to 486,160 shares, shared voting power with respect to 90,796 shares, sole dispositive power with respect to 23,957,200 shares and shared dispositive power with respect to 548,820 shares). Vanguard Fiduciary Trust Company (“VFTC”), a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 371,165 shares as a result of its serving as investment manager of collective trust accounts. Vanguard Investments Australia, Ltd. (“VIA”), a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 287,012 shares as a result of its serving as investment manager of Australian investment offerings.
(4)	According to Schedule 13G/A filed with the SEC on February 10, 2020, Blackrock, Inc. is the beneficial owner of 20,807,793 shares (with sole voting power with respect to 17,506,864 shares and sole dispositive power with respect to 20,807,793 shares).

Stock Ownership of Directors and Executive Officers
The following table sets forth, as of April 27, 2020, based on 329,765,537 ordinary shares outstanding as of that date, the beneficial ownership of Allergan ordinary shares (including rights to acquire shares within 60 days of April 27, 2020) by (i) each Allergan director; (ii) each Allergan NEO; and (iii) all current directors and executive officers (including NEOs) as a group. No shares have been pledged as security by any of the Allergan directors or executive officers named below. No individual director or NEO, nor the directors and executive officers as a group beneficially owned more than 1% of Allergan ordinary shares.
Unless otherwise indicated in the footnotes to this table and pursuant to applicable community property laws, Allergan believes the persons named in this table have sole voting and investment power with respect to all ordinary shares reflected in this table. The business address of each of Allergan’s directors and NEOs is Clonshaugh Business and Technology Park, Coolock, Dublin, D17 E400, Ireland.

Name	Ordinary Shares 1 (#)	Rights to Acquire Shares (Options) (#)	Rights to Acquire Shares (Restricted Stock Units) ($)	Total (#)
Directors (excludes executive officer directors)
Nesli Basgoz, M.D.	5,815	9,100	2,064	16,979
Joseph H. Boccuzi	2,532	0	2,064	4,596
Christopher W. Bodine	17,542	0	2,064	19,606
Adriane M. Brown	1,843	0	2,064	3,907
Christopher J. Coughlin 2	25,478	15,927	2,064	43,469
Carol Anthony (John) Davidson	1,032	0	2,064	3,096
Thomas C. Freyman	1,910	0	2,064	3,974
Michael E. Greenberg, PhD	620	0	2,064	2,684
Robert J. Hugin	3,221	0	2,064	5,285
Peter J. McDonnell, M.D .	5,279	0	2,064	7,343

Named Executive Officers
Brenton L. Saunders	149,384	407,102	79,805	636,291
Matthew M. Walsh	12,039	0	27,618	39,657
William Meury	7,434	82,516	25,201	115,151
C. David Nicholson, PhD	9,999	17,006	25,200	52,205
A. Robert D. Bailey	17,629	42,939	16,798	77,366
All current directors and executive officers as a group (16 individuals)	274,185	591,151	213,635	1,078,971

(1)
Ordinary shares include voting securities represented by shares held of record, shares held by a bank, broker or nominee for the person’s account and shares held through family trust arrangements, including any shares of restricted stock which remain subject to sale restrictions.

(2)	Includes 10,000 shares held by a grantor retained annuity trust in which Mr. Coughlin retains a pecuniary interest.

Changes in Control
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
The AbbVie Transaction continues to be reviewed by the United States Federal Trade Commission (“FTC”). The Irish High Court (the “Court”) has set May 6, 2020 at 11:00 AM (Irish time) to hear the Company’s application to sanction the scheme of arrangement (the “Scheme”) (and to confirm the associated capital reduction) under the AbbVie Transaction, which hearing is expected to so proceed if the FTC clearance is received by such date. The AbbVie Transaction is expected to close shortly after the Court issues an order sanctioning the Scheme.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence
On an annual basis, our Board of Directors reviews the independence of each person standing for election to the Board of Directors and affirmatively makes a determination as to his or her independence. For a person to be considered an independent director, the Board of Directors must determine that the person does not have any direct or indirect material relationship with Allergan (other than as serving as a director of Allergan). The Board of Directors considers any and all additional relevant facts and circumstances in making an independence determination.
The following disclosures discuss the independence determinations made by our Board of Directors in 2019. In light of the pending AbbVie Transaction, our Board of Directors has not made independence determinations in 2020. In the event we hold an annual meeting of shareholders in 2020, we expect that our Board of Directors will make independence determinations prior to the meeting and that we will disclose those determinations in the proxy statement for the meeting.
Our Board of Directors determined that all but one person on our Board, which is at least a majority, have no direct or indirect material relationship with us (other than as our director, as applicable) and are independent within the meaning of the independence standards promulgated by the SEC and the NYSE. The Board of Directors determined that Nesli Basgoz, M.D., Joseph H. Boccuzi, Christopher W. Bodine, Adriane M. Brown, Carol Anthony (John) Davidson, Christopher J. Coughlin, Thomas C. Freyman, Michael E. Greenberg, PhD, Robert J. Hugin and Peter J. McDonnell, M.D. have no material relationship with the Company and constitute independent directors. The Board of Directors determined Mr. Saunders to be not independent because he is our Chief Executive Officer.
In making its independence determinations, the Board of Directors reviewed transactions and relationships between, on the one hand, each director or any member of his or her immediate family, and, on the other hand, the Company or one of its subsidiaries or affiliates, in each case based on information provided by the director, our records and publicly available information. Each of the reviewed transactions and arrangements were entered into in the ordinary course of business and none of the reviewed business transactions, donations or grants involved a director serving as an employee or general partner of the entity party to the transaction or any member of his or her immediate family or spouse serving as an executive officer or general partner of such entity. None of our non-employee
directors directly or indirectly provides any professional or consulting services to us and none of our directors currently has or has had any direct or indirect material interest in any transactions or arrangements that exceeded the greater of $1 million or 2% of either company’s 2019 consolidated gross revenues.
Additionally, in making its independence determinations, the Board of Directors considered the fact that many of our independent directors were serving or had previously served within the last three years as a professor, trustee, director, or member of a board, council or committee for one or more charitable organizations (including research or scientific institutions), hospitals, for profit corporations or any other entity with which Allergan has business transactions or to which Allergan may make grants. These business transactions or grants may include, among other things, purchases of services and supplies, licensing transactions, healthcare sponsorships and programs, research and development and clinical trials, activities, and limited consulting services.
The Board of Directors determined that the transactions and activities described above were made in the ordinary course and did not affect the independence of the directors involved.

Certain Relationships and Related Transactions
Under the oversight of our Nominating and Corporate Governance Committee, our legal department is primarily responsible for the implementation of processes and controls to obtain information from directors, director nominees, and executive officers regarding transactions between them or their immediate family members and the Company. Each director and executive officer reports quarterly to the Company certain information about transactions that the Company would be required to disclose under Item 404(a) of Regulation
S-K
(“
Related Party Transactions
”). Director nominees and persons promoted to executive officer positions also provide such information. Management reviews its records and, as appropriate, makes additional inquiries of management personnel and third parties and other resources for purposes of identifying Related Party Transactions.
If a transaction is brought to the attention of our legal department, our legal department then determines, based on the facts and circumstances, whether such a transaction, in fact, constitutes a Related Party Transaction. In deciding whether a proposed transaction is a Related Party Transaction, our legal department assesses:
•	The related person’s relationship to us.

•	The related person’s interest in the transaction.

•	The material facts of the proposed transaction, including the proposed aggregate value of such transaction or, in the case of indebtedness, the amount of principal that would be involved.

•	The benefits to us of the proposed transaction.

•	If applicable, the availability of other sources of comparable products or services.

•	Whether the proposed transaction is on terms that are comparable to the terms available to an unrelated third party or to employees generally.

If our legal department determines that the proposed transaction is a Related Party Transaction, the proposed transaction is submitted to our Nominating and Corporate Governance Committee for consideration. The Nominating and Corporate Governance Committee may only approve or ratify those transactions that are in, or are not inconsistent with, our best interests and the best interests of our shareholders, as the Nominating and Corporate Governance Committee determines in good faith.
As required under SEC rules, we disclose in our proxy statement and/or periodic filings any Related Party Transactions determined to be directly or indirectly material to us or a related person. No reportable transactions have occurred since January 1, 2019 or are currently proposed.
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees
The aggregate fees billed or expected to be billed by PwC, our independent auditor, in fiscal years 2019 and 2018 were as follows:

Services	2019	2018
Audit Fees	$21,046,000	$22,041,000
Audit-Related Fees	$4,520,000	4,785,000

Total Audit and Audit-Related Fees	$25,566,000	26,826,000

Tax Fees	4,652,000	5,821,000
All Other Fees	181,000	194,000
TOTAL FEES	$30,399,000	$32,841,000

Audit Fees
The audit fees are the aggregate fees for PwC’s professional services rendered for the annual audits of the Company’s financial statements, including statutory financial statement filings required by international regulation, and the reviews of the financial statements included in our quarterly reports on Form
10-Q.
Audit-Related Fees
Audit-related fees include services for system
pre-implementation
reviews; internal control reviews; due diligence associated with our pending and completed business development activities, including acquisitions, licensing arrangements, carve-out
audits and divestiture activity; other audit services related to financial reporting matters in connection with our Irish filing requirements and our debt issuances; and services related to new accounting pronouncements prior to the year of adoption.
Tax Fees
Tax fees include tax compliance for our foreign subsidiaries, tax advice in connection with certain acquisitions and other tax advice and tax planning services. Tax fees in 2019 include $1,652,000 primarily related to tax structuring and integration services, $2,166,000 for tax planning consulting services and $834,000 for other services provided in connection with tax audits, transfer pricing and other tax compliance/preparation services.
Tax fees in 2018 include $2,192,000 primarily related to tax structuring and integration services, $2,550,000 for tax planning consulting services and $1,079,000 for other services provided in connection with tax audits, transfer pricing and other tax compliance/preparation services.
All Other Fees
All other fees in 2019 and 2018 consist of fees for miscellaneous services not characterized as audit services, audit related services or tax services and principally include permitted advisory services for the Company’s trade channel strategy assessment and distributor risk management advisory services.
The Audit and Compliance Committee believes that the provision of all non-audit
services rendered is compatible with maintaining PwC’s independence.
Audit and Compliance Committee
Pre-Approval
Policies and Procedures
The Audit and Compliance Committee approved all audit and
non-audit
services provided by PwC in 2019 and 2018. The Audit and Compliance Committee has adopted a policy to pre-approve
all audit and certain permissible
non-audit
services provided by PwC.
Pre-approval
is generally provided for up to one year, and any
pre-approval
is detailed as to the types of services to be provided by PwC and the estimated fees related to these services. During the approval process, the Audit and Compliance Committee considers, among other things, the impact of the types of services and the related fees on the independence of PwC. PwC and management are required to periodically report to the full Audit and Compliance Committee regarding the extent of services provided by PwC, in accordance with the pre-approval
policy and the fees for the services performed. During the year, circumstances may arise when it may become necessary to engage PwC for additional services not contemplated in the pre-approval.
In those instances, the Audit and Compliance Committee requires specific pre-approval
by the Audit and Compliance Committee or its delegate, the Audit and Compliance Committee Chair, before engaging PwC for such services.

PART IV
ITEM 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of the Annual Report on Form 10-K:

1.	Financial Statements

The following Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm were included under Item 8 of Part II of the Original Filing:

2.	Financial Statement Schedules

All schedules have been omitted because the schedules are not applicable, the required information is not in amounts sufficient to require submission of the schedule, or the information required is shown in the Consolidated Financial Statements or notes thereto previously included under Item 8 of Part II of the Original Filing.
3.	Exhibits

The Exhibit Index, starting on the next page, and Exhibits being filed are submitted as part of this report and were previously filed unless otherwise indicated.

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

Exhibit No.	Description

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

4.29	Fifth Supplemental Indenture, dated as of November 7, 2019, by and among Allergan Funding SCS, the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee.

4.30	First Supplemental Indenture, dated as of November 7, 2019, by and among Allergan Funding SCS, the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee.

4.31	Fifth Supplemental Indenture, dated as of November 7, 2019, by and among Allergan Sales, LLC, Allergan plc and Wells Fargo Bank, National Association, as trustee.

4.32	Fifth Supplemental Indenture, dated as of November 7, 2019, by and among Allergan Sales, LLC, Allergan plc and Wells Fargo Bank, National Association, as trustee.

4.33	Third Supplemental Indenture, dated as of November 7, 2019, by and among Allergan, Inc., Allergan plc, Warner Chilcott Limited and Wells Fargo Bank, National Association, as trustee.

4.34	Third Supplemental Indenture, dated as of November 7, 2019, by and among Allergan, Inc., Allergan plc, Warner Chilcott Limited and Wells Fargo Bank, National Association, as trustee.

Exhibit No.	Description

4.35	Sixth Supplemental Indenture, dated as of November 7, 2019, by and among Allergan Finance, LLC, Allergan plc, Warner Chilcott Limited and Wells Fargo Bank, National Association, as trustee.

4.36	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1	Form of Director and Executive Officer Indemnity Agreement (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2006).

10.2#	Amended and Restated Allergan plc 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Allergan, plc’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2016).

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

Exhibit No.	Description

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

10.32#	Allergan plc 2017 Executive Severance Plan (Effective July 20, 2017) (incorporated by reference to Exhibit 10.1 to Allergan plc’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2017).

Exhibit No.	Description

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

21.1	Subsidiaries of the Company.

23.1	Allergan plc Consent of PricewaterhouseCoopers LLP.

23.2	Warner Chilcott Limited Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934 (Original filing).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934 (Original filing).

31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934 (Amended filing).

31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934 (Amended filing).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit No.	Description

101.DEF	Inline XBRL Taxonomy Extension Label Definition Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

# Indicates a management contract or compensatory plan or arrangement.
* Filed herewith.

ITEM 16.	Form 10-K Summary

Not applicable.

SIGNATURES Registrant
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29 th
day of April, 2020.

ALLERGAN plc

By:	/s/ Brenton L. Saunders
Brenton L. Saunders
Chief Executive Officer and President

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29 th
day of April, 2020.

WARNER CHILCOTT LIMITED
By:	/s/ A. Robert D. Bailey
A. Robert D. Bailey
Secretary