Form 10-Q
period 2020-03-31
Allergan plc; Warner Chilcott Ltd
filed 2020-05-07
CIK 1578845, 1620602

o

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Number of shares of Allergan plc’s Ordinary Shares outstanding on May 1, 2020: 329,805,791. There is no trading market for securities of Warner Chilcott Limited, all of which are indirectly wholly owned by Allergan plc.

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

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

ALLERGAN PLC

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except par value)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$999.5	$2,503.3
Marketable securities	1,618.8	3,411.6
Accounts receivable, net of allowances for doubtful accounts and credit losses of $144.8 and $110.8	2,800.6	3,192.3
Inventories	1,199.9	1,133.1
Prepaid expenses and other current assets	855.3	886.4
Total current assets	7,474.1	11,126.7
Property, plant and equipment, net	1,915.4	1,926.5
Right of use asset - operating leases	481.0	490.4
Investments and other assets	430.7	408.0
Non current assets held for sale	31.7	31.7
Deferred tax assets	597.9	576.9
Product rights and other intangibles	36,266.2	37,890.6
Goodwill	41,229.2	42,248.3
Total assets	$88,426.2	$94,699.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,289.5	$6,348.7
Income taxes payable	73.4	65.1
Current portion of long-term debt	1,950.7	4,532.5
Current portion of lease liability - operating	119.8	124.4
Total current liabilities	7,433.4	11,070.7
Long-term debt	17,599.0	18,116.5
Lease liability - operating	438.3	446.1
Other long-term liabilities	787.4	800.9
Other taxes payable	1,690.4	1,704.8
Deferred tax liabilities	2,456.2	4,363.7
Total liabilities	30,404.7	36,502.7
Commitments and contingencies (Refer to Note 15)
Equity:
Ordinary shares; $0.0001 par value per share; 1,000.0 million shares authorized, 329.7 million and 328.6 million shares issued and outstanding, respectively	$-	$-
Additional paid-in capital	56,036.2	55,974.9
Retained earnings	882.5	991.5
Accumulated other comprehensive income	1,079.0	1,207.2
Total shareholders’ equity	57,997.7	58,173.6
Noncontrolling interest	23.8	22.8
Total equity	58,021.5	58,196.4
Total liabilities and equity	$88,426.2	$94,699.1

See accompanying Notes to the Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Net revenues	$3,604.4	$3,597.1
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	623.1	497.8
Research and development	430.0	435.0
Selling and marketing	972.1	804.0
General and administrative	401.3	308.3
Amortization	1,416.4	1,399.4
Goodwill impairments	913.0	2,467.0
Asset sales and impairments, net	148.1	(5.2)
Total operating expenses	4,904.0	5,906.3
Operating (loss) / income	(1,299.6)	(2,309.2)

Interest income	21.2	21.3
Interest (expense)	(184.5)	(201.8)
Other income / (expense), net	(24.9)	13.8
Total other (expense), net	(188.2)	(166.7)
(Loss) before income taxes and noncontrolling interest	(1,487.8)	(2,475.9)
(Benefit) for income taxes	(1,866.8)	(68.6)
Net income / (loss)	379.0	(2,407.3)
(Income) attributable to noncontrolling interest	(1.0)	(0.7)
Net Income / (loss) attributable to shareholders	$378.0	$(2,408.0)

Income / (Loss) per share attributable to shareholders
Basic	$1.15	$(7.25)
Diluted	$1.14	$(7.25)

Weighted average shares outstanding:
Basic	329.1	332.0
Diluted	331.9	332.0

See accompanying Notes to the Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

(Unaudited; in millions)

	Three Months Ended March 31,
	2020	2019
Net income / (loss)	$379.0	$(2,407.3)
Other comprehensive (loss) / income
Foreign currency translation (losses)	(127.2)	(127.8)
Unrealized (losses), net of tax	(1.0)	(1.0)
Total other comprehensive (loss), net of tax	(128.2)	(128.8)
Comprehensive income / (loss)	250.8	(2,536.1)
Comprehensive (income) attributable to noncontrolling interest	(1.0)	(0.7)
Comprehensive income / (loss) attributable to ordinary shareholders	$249.8	$(2,536.8)

See accompanying Notes to the Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities:
Net income / (loss)	$379.0	$(2,407.3)
Reconciliation to net cash provided by operating activities:
Depreciation	56.8	47.5
Amortization	1,416.4	1,399.4
Provision for inventory reserve	28.4	18.8
Share-based compensation	51.6	52.3
Deferred income tax benefit	(1,931.1)	(229.7)
Goodwill impairments	913.0	2,467.0
(Gain) / loss on asset sales and impairments, net	148.1	(5.2)
Non-cash extinguishment of debt	-	0.3
Amortization of deferred financing costs	4.1	4.6
Non-cash lease expense	35.9	30.1
Contingent consideration adjustments, including accretion	26.6	18.7
Other, net	65.2	(10.3)
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	330.2	132.4
Decrease / (increase) in inventories	(126.3)	(128.3)
Decrease / (increase) in prepaid expenses and other current assets	(20.1)	36.2
Increase / (decrease) in accounts payable and accrued expenses	(1,242.9)	(199.8)
Increase / (decrease) in income and other net taxes payable	2.1	60.0
Increase / (decrease) in other assets and liabilities	(20.5)	(52.7)
Net cash provided by operating activities	116.5	1,234.0
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(60.4)	(64.8)
Additions to product rights and other intangibles	(57.6)	(7.5)
Additions to investments	(5.0)	(538.2)
Proceeds from sale of investments and other assets	1,800.0	569.1
Proceeds from sales of property, plant and equipment	2.1	17.2
Acquisitions of businesses, net of cash acquired	-	(80.6)
Net cash (used in) / provided by investing activities	1,679.1	(104.8)
Cash Flows From Financing Activities:
Payments on debt, including finance lease obligations and credit facility	(3,031.8)	(159.4)
Payments of contingent consideration and other financing	(2.8)	(2.0)
Proceeds from stock plans	64.4	9.7
Repurchase of ordinary shares	(54.7)	(829.2)
Dividends paid	(243.5)	(246.1)
Net cash (used in) financing activities	(3,268.4)	(1,227.0)
Effect of currency exchange rate changes on cash and cash equivalents	(31.0)	5.9
Net increase / (decrease) in cash and cash equivalents	(1,503.8)	(91.9)
Cash and cash equivalents at beginning of period	2,503.3	880.4
Cash and cash equivalents at end of period	$999.5	$788.5
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Income taxes other, net of refunds	$68.7	$105.4
Interest	$237.6	$252.0
Schedule of Non-Cash Investing and Financing Activities:
Dividends accrued	$244.5	$1.4

See accompanying Notes to the Consolidated Financial Statements.

ALLERGAN PLC

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited; in millions)

					Accumulated
			Additional		Other
	Ordinary Shares		Paid-in-	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Income / (Loss)	Interest	Total
BALANCE, December 31, 2018	332.6	$-	$56,510.0	$7,258.9	$1,345.2	$16.9	$65,131.0
Implementation of new accounting pronouncement	-	-	-	(22.0)	-	-	(22.0)
BALANCE, January 1, 2019	332.6	$-	$56,510.0	$7,236.9	$1,345.2	$16.9	$65,109.0
Comprehensive (loss):
Net (loss) attributable to shareholders	-	-	-	(2,408.0)	-	-	(2,408.0)
Other comprehensive (loss), net of tax	-	-	-	-	(128.8)	-	(128.8)
Share-based compensation	-	-	52.3	-	-	-	52.3
Ordinary shares issued under employee stock plans	0.7	-	9.7	-	-	-	9.7
Dividends declared	-	-	-	(246.1)	-	-	(246.1)
Repurchase of ordinary shares under the share repurchase programs	(5.3)	-	(799.7)	-	-	-	(799.7)
Repurchase of ordinary shares	(0.2)	-	(29.5)	-	-	-	(29.5)
Movement in noncontrolling interest	-	-	-	-	-	0.7	0.7
BALANCE, March 31, 2019	327.8	$-	$55,742.8	$4,582.8	$1,216.4	$17.6	$61,559.6

BALANCE, December 31, 2019	328.6	$-	$55,974.9	$991.5	$1,207.2	$22.8	$58,196.4
Comprehensive income:
Net income attributable to shareholders	-	-	-	378.0	-	-	378.0
Other comprehensive income, net of tax	-	-	-	-	(128.2)	-	(128.2)
Share-based compensation	-	-	51.6	-	-	-	51.6
Ordinary shares issued under employee stock plans	1.4	-	64.4	-	-	-	64.4
Dividends declared	-	-	-	(487.0)	-	-	(487.0)
Repurchase of ordinary shares	(0.3)	-	(54.7)	-	-	-	(54.7)
Movement in noncontrolling interest	-	-	-	-	-	1.0	1.0
BALANCE, March 31, 2020	329.7	-	56,036.2	882.5	1,079.0	23.8	58,021.5

See accompanying Notes to the Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$990.5	$2,497.1
Marketable securities	1,618.8	3,411.6
Accounts receivable, net of allowances for doubtful accounts and credit losses of $144.8 and $110.8	2,800.6	3,192.3
Receivables from Parents	539.0	409.3
Inventories	1,199.9	1,133.1
Prepaid expenses and other current assets	855.3	886.4
Total current assets	8,004.1	11,529.8
Property, plant and equipment, net	1,915.4	1,926.5
Right of use asset - operating leases	481.0	490.4
Investments and other assets	430.7	408.0
Non current assets held for sale	31.7	31.7
Deferred tax assets	597.9	576.9
Product rights and other intangibles	36,266.2	37,890.6
Goodwill	41,229.2	42,248.3
Total assets	$88,956.2	$95,102.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,044.9	$6,347.0
Payables to Parents	2,899.9	2,715.5
Income taxes payable	73.5	65.1
Current portion of long-term debt	1,950.7	4,532.5
Current portion of lease liability - operating	119.8	124.4
Total current liabilities	10,088.8	13,784.5
Long-term debt	17,599.0	18,116.5
Lease liability - operating	438.3	446.1
Other long-term liabilities	787.9	801.4
Other taxes payable	1,683.9	1,698.6
Deferred tax liabilities	2,455.8	4,363.2
Total liabilities	33,053.7	39,210.3
Commitments and contingencies (Refer to Note 15)
Equity:
Members' capital	63,780.1	64,023.6
(Accumulated deficit)	(8,980.4)	(9,361.7)
Accumulated other comprehensive income	1,079.0	1,207.2
Total members’ equity	55,878.7	55,869.1
Noncontrolling interest	23.8	22.8
Total equity	55,902.5	55,891.9
Total liabilities and equity	$88,956.2	$95,102.2

See accompanying Notes to the Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions)

	Three Months Ended March 31,
	2020	2019
Net revenues	$3,604.4	$3,597.1
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	623.1	497.8
Research and development	430.0	435.0
Selling and marketing	972.1	804.0
General and administrative	398.0	306.1
Amortization	1,416.4	1,399.4
Goodwill impairments	913.0	2,467.0
Asset sales and impairments, net	148.1	(5.2)
Total operating expenses	4,900.7	5,904.1
Operating (loss) / income	(1,296.3)	(2,307.0)

Interest income	21.2	21.3
Interest (expense)	(184.5)	(201.8)
Other (expense) income, net	(24.9)	13.8
Total other (expense), net	(188.2)	(166.7)
(Loss) / income before income taxes and noncontrolling interest	(1,484.5)	(2,473.7)
(Benefit) for income taxes	(1,866.8)	(68.7)
Net income / (loss)	382.3	(2,405.0)
(Income) attributable to noncontrolling interest	(1.0)	(0.7)
Net income / (loss) attributable to members	$381.3	$(2,405.7)

See accompanying Notes to the Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

(Unaudited; in millions)

	Three Months Ended March 31,
	2020	2019
Net income / (loss)	$382.3	$(2,405.0)
Other comprehensive (loss) / income
Foreign currency translation (losses)	(127.2)	(127.8)
Unrealized gains / (losses), net of tax	(1.0)	(1.0)
Total other comprehensive (loss), net of tax	(128.2)	(128.8)
Comprehensive income / (loss)	254.1	(2,533.8)
Comprehensive (income) attributable to noncontrolling interest	(1.0)	(0.7)
Comprehensive income / (loss) attributable to members	$253.1	$(2,534.5)

See accompanying Notes to the Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities:
Net income / (loss)	$382.3	$(2,405.0)
Reconciliation to net cash provided by operating activities:
Depreciation	56.8	47.5
Amortization	1,416.4	1,399.4
Provision for inventory reserve	28.4	18.8
Share-based compensation	51.6	52.3
Deferred income tax benefit	(1,931.1)	(229.7)
Goodwill impairments	913.0	2,467.0
(Gain) / loss on asset sales and impairments, net	148.1	(5.2)
Non-cash extinguishment of debt	-	0.3
Amortization of deferred financing costs	4.1	4.6
Non-cash lease expense	35.9	30.1
Contingent consideration adjustments, including accretion	26.6	18.7
Other, net	65.2	(10.3)
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	330.2	132.4
Decrease / (increase) in inventories	(126.3)	(128.3)
Decrease / (increase) in prepaid expenses and other current assets	(20.1)	40.4
Increase / (decrease) in accounts payable and accrued expenses	(1,000.0)	(199.5)
Increase / (decrease) in income and other net taxes payable	2.1	60.0
Increase / (decrease) in other assets and liabilities, including receivable / payable with Parents	(259.8)	(79.3)
Net cash provided by operating activities	123.4	1,214.2
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(60.4)	(64.8)
Additions to product rights and other intangibles	(57.6)	(7.5)
Additions to investments	(5.0)	(538.2)
Proceeds from sale of investments and other assets	1,800.0	569.1
Proceeds from sales of property, plant and equipment	2.1	17.2
Acquisitions of businesses, net of cash acquired	-	(80.6)
Net cash (used in) / provided by investing activities	1,679.1	(104.8)
Cash Flows From Financing Activities:
Payments on debt, including finance lease obligations and credit facility	(3,031.8)	(159.4)
Payments of contingent consideration and other financing	(2.8)	(2.0)
Dividends to Parents	(243.5)	(1,045.8)
Net cash (used in) financing activities	(3,278.1)	(1,207.2)
Effect of currency exchange rate changes on cash and cash equivalents	(31.0)	5.9
Net increase / (decrease) in cash and cash equivalents	(1,506.6)	(91.9)
Cash and cash equivalents at beginning of period	2,497.1	878.6
Cash and cash equivalents at end of period	$990.5	$786.7

See accompanying Notes to the Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited; in millions, except share data)

	Members' Capital
	Shares	Amount	(Accumulated Deficit)	Accumulated Other Comprehensive Income / (Loss)	Noncontrolling Interest	Total
BALANCE, December 31, 2018	100.0	$65,797.9	$(4,219.7)	$1,345.2	$16.9	$62,940.3
Implementation of new accounting pronouncements	-	-	(22.0)	-	-	(22.0)
BALANCE, January 1, 2019	100.0	$65,797.9	$(4,241.7)	$1,345.2	$16.9	$62,918.3
Comprehensive (loss):
Net (loss) attributable to members	-	-	(2,405.7)	-	-	(2,405.7)
Other comprehensive (loss), net of tax	-	-	-	(128.8)	-	(128.8)
Dividends to Parents	-	(1,045.8)	-	-	-	(1,045.8)
Movement in noncontrolling interest	-	-	-	-	0.7	0.7
BALANCE, March 31, 2019	100.0	$64,752.1	$(6,647.4)	$1,216.4	$17.6	$59,338.7

BALANCE, December 31, 2019	100.0	$64,023.6	$(9,361.7)	$1,207.2	$22.8	$55,891.9
Comprehensive income:
Net income attributable to members	-	-	381.3	-	-	381.3
Other comprehensive (loss), net of tax	-	-	-	(128.2)	-	(128.2)
Dividends to Parents	-	(243.5)	-	-	-	(243.5)
Movement in noncontrolling interest	-	-	-	-	1.0	1.0
BALANCE, March 31, 2020	100.0	63,780.1	(8,980.4)	1,079.0	23.8	55,902.5

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

Merger Agreement with AbbVie Inc.

On June 25, 2019, the Company announced that it entered into a transaction agreement (the “AbbVie Agreement”) under which AbbVie Inc. (“AbbVie”), a global, research-driven biopharmaceutical company, would acquire Allergan plc in a stock and cash transaction (the “AbbVie Transaction”), valued at $188.24 per Allergan share, or approximately $63.0 billion, based on AbbVie’s then-current stock price at the time the AbbVie Transaction was announced. At the closing of the proposed AbbVie Transaction, Company shareholders will receive 0.8660 shares of AbbVie common stock and $120.30 in cash for each of their existing shares. On October 14, 2019, the Company’s shareholders voted to approve the AbbVie Transaction.  The AbbVie Transaction is subject to customary regulatory approvals and other customary closing conditions. On May 5, 2020 the U.S. Federal Trade Commission (“FTC”) accepted a proposed consent order in connection with the AbbVie Transaction. Under the terms of the consent order, the companies have agreed to divest brazikumab, an investigational IL-23 inhibitor in development for autoimmune diseases, to AstraZeneca and Zenpep, a treatment for exocrine pancreatic insufficiency due to cystic fibrosis and other conditions, to Nestle Health Science. Nestle also will be acquiring Viokace, another pancreatic enzyme preparation, as part of the same transaction.

On May 6, 2020, the Irish High Court (the “Court”) approved the AbbVie Transaction at a sanction hearing in relation to the scheme of arrangement (the “Scheme”) (and to confirm the associated capital reduction) under the AbbVie Transaction.

Completion of the AbbVie Transaction remains subject to the delivery to, and registration by, the Registrar of Companies in Ireland of copies of (i) the order of the Court sanctioning the Scheme and confirming the associated reduction of capital; and (ii) the minute required by Section 86 of the Act in respect of the reduction of capital, each of which is expected to occur on May 8, 2020.

Additionally, on October 25, 2019, in connection with the AbbVie Transaction, AbbVie commenced offers to exchange all Allergan Senior Notes issued by Allergan and maturing from September 15, 2020 through March 15, 2045 for up to approximately $19.6 billion aggregate principal amount of new notes to be issued by AbbVie and cash.  In conjunction with the exchange offer, AbbVie solicited and obtained consents from eligible holders of the Allergan Senior Notes to amend each of the indentures governing the Allergan Senior Notes to eliminate substantially all of the restrictive covenants in such indentures and eliminate any guarantees of the related Allergan Senior Notes. Consummation of the exchange offer is conditioned upon, among other things, the closing of the AbbVie Transaction.  The exchange offers are expected to close, and such amendments are expected to become operative, on or about the closing date of the AbbVie Transaction.

The accompanying consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2019 (“Annual Report”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted from the accompanying consolidated financial statements. The accompanying year end consolidated balance sheet was derived from the audited financial statements included in the Annual Report. The accompanying interim financial statements are unaudited and reflect all adjustments which are in the opinion of management necessary for a fair statement of the Company’s consolidated financial position, results of operations, comprehensive (loss) / income and cash flows for the periods presented. All such adjustments are of a normal, recurring nature. All intercompany transactions and balances have been eliminated in consolidation. The Company’s results of operations, comprehensive (loss) / income and cash flows for the interim periods are not necessarily indicative of the results of operations, comprehensive (loss) / income and cash flows that it may achieve in future periods.

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

	As of March 31, 2020			As of December 31, 2019
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
Cash and cash equivalents	$999.5	$990.5	$9.0	$2,503.3	$2,497.1	$6.2
Prepaid expenses and other current assets	855.3	855.3	-	886.4	886.4	-
Accounts payable and accrued liabilities	5,289.5	5,044.9	244.6	6,348.7	6,347.0	1.7
Other taxes payable	1,690.4	1,683.9	6.5	1,704.8	1,698.6	6.2
Total equity	58,021.5	55,902.5	2,119.0	58,196.4	55,891.9	2,304.5

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Allergan plc	Warner Chilcott Limited	Difference	Allergan plc	Warner Chilcott Limited	Difference
General and administrative expenses	$401.3	$398.0	$3.3	$308.3	$306.1	$2.2
Operating income	(1,299.6)	(1,296.3)	(3.3)	(2,309.2)	(2,307.0)	(2.2)
Interest income	21.2	21.2	-	21.3	21.3	-
(Loss) / income before income taxes and noncontrolling interest	(1,487.8)	(1,484.5)	(3.3)	(2,475.9)	(2,473.7)	(2.2)
(Benefit) for income taxes	(1,866.8)	(1,866.8)	-	(68.6)	(68.7)	0.1
Net (loss) / income	379.0	382.3	(3.3)	(2,407.3)	(2,405.0)	(2.3)
Net (loss) / income attributable to ordinary shareholders/members	378.0	381.3	(3.3)	(2,408.0)	(2,405.7)	(2.3)

The differences between general and administrative expenses in the three months ended March 31, 2020 and 2019 were due to corporate related expenses incurred at Allergan plc.  The difference in accounts payable and accrued liabilities as of March 31, 2020 was due to accrued dividends.  The differences in total equity were due to historical differences in the results of operations of the companies and differences in equity awards and dividends.

NOTE 3 — Summary of Significant Accounting Policies

The following are interim updates to certain of the policies described in “Note 4” of the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2019 included in the Annual Report.

Implementation of new guidance

In June 2016 the FASB issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date of January 1, 2020. This standard requires entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings and report credit losses using an expected losses model rather than the incurred losses model that was previously used, and establishes additional disclosures related to credit risks. This standard limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which amortized cost exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases.

This standard became effective for us on January 1, 2020, and based on the composition of our trade receivables, investment portfolio and other financial assets, current and forecasted economic conditions and historical credit loss activity, the adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

Risk and Uncertainties

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain. The Company continues to monitor and assess new information related to the COVID-19 pandemic, the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets.

The Company's medical aesthetic portfolio of products are susceptible to local and national government restrictions, such as social distancing, “shelter in place” orders and business closures, due to the economic and logistical impacts these measures have on consumer demand as well as the practitioners’ ability to administer such procedures.  The inability to perform such procedures may cause customer liquidity issues resulting in the inability of our customers to pay receivables. While the Company has recently observed, particularly in certain Asia Pacific international markets, early signs of some recovery of the global medial aesthetic business and anticipates that the recovery will continue to occur during the second half of 2020, the extent and duration of these logistical impediments and any reduced demand and the corresponding decreased sales is uncertain. Capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that this can lead to a local and/or global economic recession. Such economic disruption could adversely effect on our business.

The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's customers, all of which are uncertain. The Company's future results of operations and liquidity could be adversely impacted by reductions in sales, delays in payments of outstanding invoices beyond normal payment terms, supply chain disruptions and uncertain demand, a delay in the timing and completion of key clinical trials, and any impact on the Company’s access to the capital markets.  As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations is uncertain.  Furthermore, the estimation process required to prepare the Company’s consolidated financial statements requires assumptions to be made about future events and conditions and the impact of COVID-19 on our financial results, and while we believe such assumptions are reasonable, they are inherently subjective and uncertain. The Company’s actual results could differ materially from those estimates.

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

The Company’s performance obligations are primarily achieved when control of the products is transferred to the customer. Transfer of control is based on contractual performance obligations, but typically occurs upon receipt of the goods by the customer as that is when the customer has obtained control of significantly all of the economic benefits. During the three months ended March 31, 2020, the impact of COVID-19 on the Company’s SRA was not material.  The Company will continue to evaluate the potential impacts of COVID-19 on the commercial and government segments, including the impact unemployment and other factors may have on commercial and government utilization rates in future periods.

Refer to “NOTE 6 – Reportable Segments” for our revenues disaggregated by product and segment and our revenues disaggregated by geography for our international segment.  We believe this level of disaggregation best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

The following table summarizes the activity from operations in the Company’s major categories of SRA ($ in millions):

	Chargebacks	Rebates	Returns and Other Allowances	Cash Discounts	Total
Balance at December 31, 2019	$67.8	$2,103.3	$632.4	$37.0	$2,840.5
Provision related to sales in 2020	279.5	1,466.7	467.5	81.3	2,295.0
Credits and payments	(285.6)	(1,485.3)	(431.3)	(84.4)	(2,286.6)
Balance at March 31, 2020	$61.7	$2,084.7	$668.6	$33.9	$2,848.9
Contra accounts receivable at March 31, 2020	$61.7	$72.1	$30.0	$33.9	$197.7
Accounts payable and accrued expenses at March 31, 2020	$-	$2,012.6	$638.6	$-	$2,651.2

The following table summarizes the balance sheet classification of our SRA reserves ($ in millions):

	March 31, 2020	December 31, 2019
Contra accounts receivable	$197.7	$242.0
Accounts payable and accrued expenses	2,651.2	2,598.5
Total	$2,848.9	$2,840.5

The SRA provisions recorded to reduce gross product sales to net product sales were as follows ($ in millions):

	Three Months Ended March 31,
	2020	2019
Gross product sales	$5,752.0	$5,659.9
Provisions to reduce gross product sales to net product sales	(2,295.0)	(2,139.7)
Net product sales	$3,457.0	$3,520.2
Percentage of SRA provisions to gross sales	39.9%	37.8%

Collectability Assessment

At the time of contract inception or customer account set-up, the Company performs a collectability assessment on the creditworthiness of such customer. The Company assesses the probability that the Company will collect the consideration to which it will be entitled in exchange for the goods sold. In evaluating collectability, the Company considers the customer’s ability and intention to pay consideration when it is due. On a recurring basis, the Company estimates the amount of receivables considered uncollectible after sale to the customer to reflect allowances for doubtful accounts.  Provision for bad debts, included in general and administrative expenses, were $44.2 million and $3.4 million in the three months ended March 31, 2020 and 2019, respectively. The increase in provisions for bad debts over the prior year period was primarily related to the impact of COVID-19 and the Company’s assessment of customer receivables primarily attributed to the US and International aesthetic business.

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

Refer to “NOTE 9 –Goodwill, Product Rights, and Other Intangible Assets” for further discussion on the Company’s goodwill and intangible assets balances and impairments.

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

A reconciliation of the numerators and denominators of basic and diluted EPS follows ($ in millions, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Net income / (loss):
Net income / (loss) attributable to ordinary shareholders	$378.0	$(2,408.0)

Basic weighted average ordinary shares outstanding	329.1	332.0

Basic EPS:
Net income / (loss) per share	$1.15	$(7.25)

Dividends per ordinary share	$0.74	$0.74

Diluted weighted average ordinary shares outstanding	331.9	332.0

Diluted EPS:
Net income / (loss) per share	$1.14	$(7.25)

Stock awards to purchase 2.4 million ordinary shares for the three months ended March 31, 2019 were outstanding, but not included in the computation of diluted EPS, because the awards were anti-dilutive.  During the three months ended March 31, 2019, the Company repurchased shares under its share repurchase programs.  The impact of the 5.3 million shares repurchased in the three months ended March 31, 2019 on basic EPS was 0.7 million shares.

Research and Development Activities

Research and development (“R&D”) activities are expensed as incurred and consist of self-funded R&D costs, the costs associated with work performed under collaborative R&D agreements, regulatory fees, and acquisition and license related milestone payments, if any.

As of March 31, 2020, we are developing a number of products, some of which utilize novel drug delivery systems, through a combination of internal and collaborative programs, and we additionally have products in development as part of our life-cycle management strategy for our existing product portfolio.  These development projects include but are not limited to the following:

Product	Therapeutic Area	Indication	Expected Launch Year	Phase
Abicipar	Eye Care	Age Related Macular Degeneration	2020	Review
Atogepant	Central Nervous System	Prophylaxis Migraine	2021	III
Presbysol	Eye Care	Presbyopia	2022	III
Cenicriviroc	Gastrointestinal	NASH	2022	III
Brimonidine DDS	Eye Care	Geographic Atrophy	2024	II
Relamorelin	Gastrointestinal	Gastroparesis	2024	III
Botox	Medical Aesthetics	Platysma/Masseter	2025/2024	II
Abicipar	Eye Care	Diabetic Macular Edema	2025	II

On March 5, 2020, the Company received FDA approval for Durysta™ (bimatoprost SR), a single intracameral, biodegradable sustained-release implant indicated to reduce intraocular pressure (IOP) in patients with open-angle glaucoma (OAG) or ocular hypertension (OHT).

As of March 31, 2020, the Company has not experienced a material delay in clinical trials for its R&D projects due to COVID-19 although there could be delays in the future depending on the duration and impact of COVID-19. In addition to the projects listed in the table above, the Company continues to develop brazikumab, a gastrointestinal development project for indications of Crohn’s disease and ulcerative colitis.  On January 27, 2020, in connection with the AbbVie Transaction, Allergan announced that it entered into definitive agreements to divest the global development and commercial rights of brazikumab. This agreement was made in conjunction with the regulatory approval process for the AbbVie Transaction. The closing of the divestiture of brazikumab is contingent upon the closing of the AbbVie Transaction and the satisfaction of other customary closing conditions.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) that provides elective optional expedients and exceptions to existing accounting requirements for entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform if certain criteria are met.  The ASU is effective as of March 12, 2020 through December 31, 2022.  The expedients and exceptions provided by this ASU do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. As of March 31, 2020, this ASU does not have a material impact on our financial position and results of operations.

NOTE 4 – Other Income / (Expense)

Other income, net consisted of the following ($ in millions):

	Three Months Ended March 31,
	2020	2019
Debt extinguishment other	-	(0.3)
Other income, net	(24.9)	14.1
Other income, net	$(24.9)	$13.8

Other Income, Net

Other income, net includes the mark to market losses of $7.8 million and mark to market gains of $10.4 million on equity securities held by the Company during the three months ended March 31, 2020 and March 31, 2019, respectively.

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

2019 Grants
Dividend yield	1.7 - 2.2%
Expected volatility	23.5 - 26.4%
Risk-free interest rate	1.9 - 2.6%
Expected term (years)	7.0

Share-Based Compensation Expense

Share-based compensation expense recognized in the Company’s results of operations for the three months ended March 31, 2020 and 2019 was as follows ($ in millions):

	Three Months Ended March 31,
	2020	2019
Equity-based compensation awards	$51.6	$52.3
Total share-based compensation expense	$51.6	$52.3

Unrecognized future share-based compensation expense was $477.0 million as of March 31, 2020. This amount will be recognized as an expense over a remaining weighted average period of 1.8 years. Share-based compensation is being amortized and charged to operations over the same period as the restrictions are eliminated for the participants, which is generally on a straight-line basis.

Share Activity

The following is a summary of equity award activity for unvested restricted stock and stock units in the period from December 31, 2019 through March 31, 2020 (in millions, except per share data):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Grant Date Fair Value
Restricted shares / units outstanding at December 31, 2019	3.1	$159.74	1.4	$493.0
Granted	1.3	193.84		257.8
Vested	(0.8)	174.87		(143.2)
Forfeited	-	164.37		(4.9)
Restricted shares / units outstanding at March 31, 2020	3.6	$168.76	1.9	$602.7

The following is a summary of equity award activity for non-qualified options to purchase ordinary shares in the period from December 31, 2019 through March 31, 2020 (in millions, except per share data):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, vested and expected to vest at December 31, 2019	5.5	$127.27	3.9	$352.9
Granted	-	-
Exercised	(0.6)	108.13
Cancelled	-	229.40
Outstanding, vested and expected to vest at March 31, 2020	4.9	$128.56	3.9	$238.6

NOTE 6 — Reportable Segments

The Company’s businesses are organized into the following segments: US Specialized Therapeutics, US General Medicine and International. In addition, certain revenues and shared costs, and the results of corporate initiatives, are managed outside of the three segments.

The operating segments are organized as follows:

•

The US Specialized Therapeutics segment includes sales and expenses relating to branded products within the U.S., including Medical Aesthetics, Eye Care and Neuroscience and Urology therapeutic products.

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

Segment net revenues, segment operating expenses and segment contribution information consisted of the following for the three months ended March 31, 2020 and 2019 ($ in millions):

	Three Months Ended March 31, 2020
	US Specialized Therapeutics	US General Medicine	International	Total
Net revenues	$1,541.5	$1,320.5	$691.4	$3,553.4

Operating expenses:
Cost of sales(1)	129.7	250.6	117.4	497.7
Selling and marketing	420.4	296.4	210.7	927.5
General and administrative	59.0	50.2	36.3	145.5
Segment contribution	$932.4	$723.3	$327.0	$1,982.7
Contribution margin	60.5%	54.8%	47.3%	55.8%
Corporate(2)				374.8
Research and development				430.0
Goodwill impairment				913.0
Amortization				1,416.4
Asset sales and impairments, net				148.1
Operating (loss)				$(1,299.6)
Operating margin				(36.6)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Corporate includes net revenues of $51.0 million.

	Three Months Ended March 31, 2019
	US Specialized Therapeutics	US General Medicine	International	Total
Net revenues	$1,542.9	$1,249.9	$801.5	$3,594.3

Operating expenses:
Cost of sales(1)	120.1	190.5	109.7	420.3
Selling and marketing	356.8	210.5	237.6	804.9
General and administrative	54.6	43.8	25.7	124.1
Segment contribution	$1,011.4	$805.1	$428.5	$2,245.0
Contribution margin	65.6%	64.4%	53.5%	62.5%
Corporate(2)				258.0
Research and development				435.0
Goodwill impairment				2,467.0
Amortization				1,399.4
Asset sales and impairments, net				(5.2)
Operating (loss)				$(2,309.2)
Operating margin				(64.2)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Corporate includes net revenues of $2.8 million.

The following table presents our net revenue disaggregated by geography for our international segment for the three months ended March 31, 2020 and 2019 ($ in millions):

	Three Months Ended March 31,
	2020	2019
Europe	$323.0	$354.4
Asia Pacific, Middle East and Africa	182.8	250.7
Latin America and Canada	161.8	178.2
Other*	23.8	18.2
Total International	$691.4	$801.5
*Includes royalty and other revenue

The following tables present global net revenues for the top products greater than 10% of total revenues of the Company as well as a reconciliation of segment revenues to total net revenues for the three months ended March 31, 2020 and 2019 ($ in millions):

	Three Months Ended March 31, 2020
	US Specialized Therapeutics	US General Medicine	International	Total
Botox®	$608.5	$-	$203.7	$812.2
Restasis®	278.6	-	11.3	289.9
Vraylar®	-	277.3	-	277.3
Juvederm® Collection	107.5	-	113.1	220.6
Linzess®/Constella®	-	172.2	7.1	179.3
Lumigan®/Ganfort®	63.0	-	80.7	143.7
Bystolic® / Byvalson®	-	129.8	0.5	130.3
Alphagan®/Combigan®	81.6	-	36.9	118.5
Eye Drops	66.5	-	50.9	117.4
Lo Loestrin®	-	109.8	-	109.8
Alloderm ®	102.1	-	1.7	103.8
Ozurdex ®	29.9	-	63.8	93.7
Viibryd®/Fetzima®	-	89.8	3.5	93.3
Zenpep®	-	65.6	0.4	66.0
Armour Thyroid	-	46.3	-	46.3
Breast Implants	40.1	-	5.2	45.3
Skin Care	38.5	-	2.8	41.3
Viberzi®	-	37.3	0.4	37.7
Coolsculpting ® Systems & Add On Applicators	36.2	-	1.4	37.6
Teflaro®	-	35.0	1.5	36.5
Coolsculpting ® Consumables	22.7	-	8.8	31.5
Saphris®	-	31.0	-	31.0
Dalvance®	-	23.0	3.1	26.1
Liletta®	-	23.1	-	23.1
Carafate ® / Sulcrate ®	-	19.0	1.0	20.0
Savella®	-	19.3	-	19.3
Namzaric®	-	17.8	-	17.8
Avycaz®	-	11.8	-	11.8
Canasa®/Salofalk®	-	7.2	4.0	11.2
Ubrelvy®	-	11.1	-	11.1
Asacol®/Delzicol®	-	2.6	7.7	10.3
Kybella® / Belkyra®	5.3	-	0.1	5.4
Aczone®	3.0	-	-	3.0
Namenda®	-	2.9	-	2.9
Rapaflo®	1.4	-	1.1	2.5
Other	56.6	188.6	80.7	325.9
Total segment revenues	$1,541.5	$1,320.5	$691.4	$3,553.4
Corporate revenues				51.0
Total net revenues				$3,604.4

	Three Months Ended March 31, 2019
	US Specialized Therapeutics	US General Medicine	International	Total
Botox®	$627.1	$-	$241.3	$868.4
Juvederm® Collection	129.7	-	157.8	287.5
Restasis®	231.7	-	10.4	242.1
Linzess®/Constella®	-	161.3	5.5	166.8
Vraylar®	-	143.7	-	143.7
Lumigan®/Ganfort®	57.7	-	85.1	142.8
Bystolic® / Byvalson®	-	128.3	0.4	128.7
Lo Loestrin®	-	125.8	-	125.8
Alphagan®/Combigan®	83.0	-	37.6	120.6
Eye Drops	49.4	-	55.4	104.8
Alloderm ®	95.0	-	1.6	96.6
Ozurdex ®	30.3	-	63.1	93.4
Viibryd®/Fetzima®	-	85.0	2.1	87.1
Breast Implants	61.2	-	11.2	72.4
Coolsculpting ® Consumables	47.8	-	17.8	65.6
Zenpep®	-	63.0	-	63.0
Carafate ~~®~~ / Sulcrate ®	-	54.3	0.6	54.9
Armour Thyroid	-	50.0	-	50.0
Viberzi®	-	37.2	0.3	37.5
Skin Care	34.7	-	2.7	37.4
Asacol®/Delzicol®	-	24.7	10.3	35.0
Teflaro®	-	33.5	0.2	33.7
Saphris®	-	31.9	-	31.9
Avycaz®	-	29.7	-	29.7
Coolsculpting ® Systems & Add On Applicators	15.1	-	10.6	25.7
Namzaric®	-	23.4	-	23.4
Savella®	-	20.7	-	20.7
Liletta®	-	14.8	-	14.8
Canasa®/Salofalk®	-	10.2	3.6	13.8
Rapaflo®	11.8	-	0.6	12.4
Dalvance®	-	12.0	-	12.0
Namenda®	-	9.5	-	9.5
Kybella® / Belkyra®	7.3	-	1.6	8.9
Aczone®	1.6	-	-	1.6
Other	59.5	190.9	81.7	332.1
Total segment revenues	$1,542.9	$1,249.9	$801.5	$3,594.3
Corporate revenues				2.8
Total net revenues				$3,597.1

As previously described, the closing of the divestiture of Zenpep® is contingent upon the closing of the AbbVie Transaction and the satisfaction of other customary closing conditions.

NOTE 7 — Inventories

Inventories consist of finished goods held for sale and distribution, raw materials and work-in-process.  Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value.  The Company writes down inventories to net realizable value based on forecasted demand, market conditions or other factors, which may differ from actual results.

Inventories consisted of the following ($ in millions):

	March 31,	December 31,
	2020	2019
Raw materials	$484.1	$455.2
Work-in-process	234.5	246.2
Finished goods	621.5	581.7
	1,340.1	1,283.1
Less: inventory reserves	140.2	150.0
Total Inventories	$1,199.9	$1,133.1

NOTE 8 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following ($ in millions):

	March 31,	December 31,
	2020	2019
Accrued expenses:
Accrued third-party rebates	$2,012.6	$2,001.8
Litigation-related reserves and legal fees	352.5	1,250.7
Accrued payroll and related benefits	528.8	830.3
Accrued returns and other allowances	638.6	596.7
Accrued R&D expenditures	160.3	184.8
Interest payable	136.4	189.5
Royalties payable	172.4	216.9
Accrued pharmaceutical fees	143.2	125.9
Accrued severance, retention and other shutdown costs	14.6	12.7
Accrued non-provision taxes	68.6	64.6
Accrued selling and marketing expenditures	78.6	61.3
Current portion of contingent consideration obligations	14.6	12.1
Dividends payable	244.5	1.1
Other accrued expenses	321.8	409.9
Total accrued expenses	$4,887.5	$5,958.3
Accounts payable	402.0	390.4
Total accounts payable and accrued expenses	$5,289.5	$6,348.7

NOTE 9 — Goodwill, Product Rights and Other Intangible Assets

Goodwill

Goodwill for the Company’s reporting segments consisted of the following ($ in millions):

	US Specialized Therapeutics	US General Medicine	International	Total
Balance as of December 31, 2019	$20,369.7	$14,723.8	$7,154.8	$42,248.3
Impairments	-	-	(913.0)	(913.0)
Foreign exchange and other adjustments	-	-	(106.1)	(106.1)
Balance as of March 31, 2020	$20,369.7	$14,723.8	$6,135.7	$41,229.2

During the first quarter of 2020, the headroom in the Company’s US Medical Aesthetics and International Reporting Units was significantly decreased due the reversal of deferred tax liabilities as a result of certain intra-entity intellectual property transfers.  At the same time, the Company’s net sales for the three months ended March 31, 2020 were negatively impacted compared to the prior year period resulting from the COVID-19 pandemic.  The Company anticipates that the COVID-19 pandemic will also have a negative impact on its expected forecasted revenues, particularly the Company’s global medical aesthetic products within the US Medical Aesthetics and the International Reporting Units.  These products are typically administered via elective procedures which are susceptible to local and national government restrictions, such as social distancing, “shelter in place” orders and business shutdowns. Moreover, these measures may have economic, as well as logistical, impacts on consumer demand.  While the Company has recently observed, particularly in certain Asia Pacific international markets, early signs of some recovery of the global medial aesthetic business and anticipates that the recovery will continue to occur during the second half of 2020, the extent and duration of these logistical impediments and any reduced demand and the corresponding decreased sales is uncertain. Expected future cash flows of the Company’s Eye Care Reporting Unit were also negatively affected by reductions in office and hospital procedures as a result of COVID-19 as well as an anticipated decline in expected forecasted sales of recently launched products.

Consequently, the Company assessed the impact of the above factors on the future cash flows of each of the applicable reporting units, determined that these constituted triggering events in the International, US Medical Aesthetic, and US Eye Care Reporting Units, and evaluated these reporting units for goodwill impairment.

The Company developed multiple forecasted future cash flow scenarios for the reporting units with varied recovery timing and sales impact assumptions.  These scenarios included assumptions of recovery for the global medical aesthetics business during the second half of 2020, as well as longer recovery periods. As a result of the impairment test, the Company recorded a goodwill impairment of $913.0 million within the International Reporting Unit during the three months ended March 31, 2020 primarily related to changes in net assets driven by the reversal of deferred tax liabilities and taking into account changes in cash flow projections resulting from a number of factors, including those stated above.

As of March 31, 2020, the fair value of the Company’s US Eye Care Reporting Unit and the fair value of the US Medical Aesthetic Reporting Unit exceeded the respective book values (“headroom”) by less than five percent.  The Company’s US Eye Care Reporting Unit and US Medical Aesthetics Reporting Unit, which are components of the US Specialized Therapeutics Segment, have an allocated goodwill balance of $9,824.8 million and $7,698.8 million, respectively.  While management believes the assumptions used are reasonable and commensurate with the views of a market participant, changes in key assumptions for these Reporting Units, including increasing the discount rate, lowering revenue forecasts, lowering the operating margin, R&D pipeline delays, or lowering the long-term growth rate could result in a future impairment.  Other market factors and conditions could also result in downward revisions of the Company’s forecasts on future projected cash flows for these reporting units.  The duration and impact of the COVID-19 pandemic could affect the forecasted revenues and cash flows of the products and may affect the timing of key clinical trials of the products, which may result in delays.   Negative events regarding R&D pipeline assets including, but not limited to, Abicipar, Atogepant and, Ceniciviroc, as well as next generation aesthetic products, could lead to further goodwill impairment charges.

In performing the impairment test, the Company utilized discount rates ranging from 9.5% for the US reporting units and 11.0% for the International reporting unit, which were consistent with the rates utilized in the impairment testing performed in the 2019 annual impairment test. The discount rates included an increase in the alpha risk-related assumptions which reflects the increased level of uncertainty related to forecast estimates in the current COVID-19 environment. The weighted average long-term growth rate utilized in the impairment test was approximately 1.0%. The assumptions used in evaluating goodwill for impairment are significant estimates, are subject to change, are assessed against historical performance by management and could result in additional impairment charges.

As of March 31, 2020 and December 31, 2019, the gross balance of goodwill, prior to the consideration of impairments, was $48,553.3 million and $48,659.4 million, respectively.

Product Rights and Other Intangible Assets

Product rights and other intangible assets consisted of the following ($ in millions):

Cost Basis	Balance as of December 31, 2019	Additions	Impairments	IPR&D to CMP Transfers	Foreign Currency Translation / Other	Balance as of March 31, 2020
Intangibles with definite lives:
Product rights and other intangibles	$72,217.5	$7.6	$-	$288.0	$(132.0)	$72,381.1
Trade name	690.0	-	-	-	-	690.0
Total definite lived intangible assets	$72,907.5	$7.6	$-	$288.0	$(132.0)	$73,071.1
Intangibles with indefinite lives:
IPR&D	$4,536.5	$-	$-	$(288.0)	$-	$4,248.5
Total indefinite lived intangible assets	$4,536.5	$-	$-	$(288.0)	$-	$4,248.5
Total product rights and other intangibles	$77,444.0	$7.6	$-	$-	$(132.0)	$77,319.6

Accumulated Amortization	Balance as of December 31, 2019	Amortization	Impairments	IPR&D to CMP Transfers	Foreign Currency Translation / Other	Balance as of March 31, 2020
Intangibles with definite lives:
Product rights and other intangibles	$(39,180.7)	$(1,396.0)	$(148.0)	$-	$64.4	$(40,660.3)
Trade name	(372.7)	(20.4)	-	-	-	(393.1)
Total definite lived intangible assets	$(39,553.4)	$(1,416.4)	$(148.0)	$-	$64.4	$(41,053.4)
Total product rights and other intangibles	$(39,553.4)	$(1,416.4)	$(148.0)	$-	$64.4	$(41,053.4)
Net Product Rights and Other Intangibles	$37,890.6					$36,266.2

Three Months Ended March 31, 2020

During the three months ended March 31, 20120, the Company received FDA approval for Durysta™ (bimatoprost SR) for a single intracameral administration.  As a result, the Company reclassified the intangible asset from IPR&D to CMP and will amortize the asset over its remaining useful life.

During the three months ended March 31, 2020, the Company impaired the intangible assets associated with Kybella® by $148.0 million in “Asset sales and impairments, net” as a result of a decrease in anticipated future sales forecasts, including the discontinuation of clinical trials for additional indications of the product and the impact of COVID-19.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights and other related intangibles as of March 31, 2020 over the remainder of 2020 and each of the next five years is estimated to be as follows ($ in millions):

Amortization Expense
2020 remaining	$4,157.7
2021	$4,598.1
2022	$4,205.2
2023	$3,749.1
2024	$2,872.2
2025	$2,520.8

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

NOTE 10 — Long-Term Debt

Debt consisted of the following ($ in millions):

				Balance As of		Fair Market Value As of
	Guarantor	Issuance Date / Acquisition Date	Interest Payments	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Senior Notes:
Floating Rate Notes
$500.0 million floating rate notes due March 12, 2020 (1)	(3)	March 4, 2015	Quarterly	-	500.0	-	501.0
				-	500.0	-	501.0
Fixed Rate Notes
$3,500.0 million 3.000% notes due March 12, 2020	(3)	March 4, 2015	Semi-annually	-	2,526.0	-	2,529.5
$650.0 million 3.375% notes due September 15, 2020	(4)	March 17, 2015	Semi-annually	650.0	650.0	650.2	654.7
$750.0 million 4.875% notes due February 15, 2021	(5)	July 1, 2014	Semi-annually	450.0	450.0	461.2	463.4
$1,200.0 million 5.000% notes due December 15, 2021	(5)	July 1, 2014	Semi-annually	1,200.0	1,200.0	1,269.4	1,262.9
$3,000.0 million 3.450% notes due March 15, 2022	(3)	March 4, 2015	Semi-annually	2,878.2	2,878.2	2,863.8	2,945.1
$1,700.0 million 3.250% notes due October 1, 2022	(4)	October 2, 2012	Semi-annually	1,700.0	1,700.0	1,689.3	1,739.1
$350.0 million 2.800% notes due March 15, 2023	(4)	March 17, 2015	Semi-annually	350.0	350.0	347.3	352.7
$1,200.0 million 3.850% notes due June 15, 2024	(3)	June 10, 2014	Semi-annually	1,036.7	1,036.7	1,081.7	1,089.9
$4,000.0 million 3.800% notes due March 15, 2025	(3)	March 4, 2015	Semi-annually	3,020.7	3,020.7	3,116.1	3,172.4
$2,500.0 million 4.550% notes due March 15, 2035	(3)	March 4, 2015	Semi-annually	1,789.0	1,789.0	1,701.1	1,953.4
$1,000.0 million 4.625% notes due October 1, 2042	(4)	October 2, 2012	Semi-annually	456.7	456.7	540.9	482.8
$1,500.0 million 4.850% notes due June 15, 2044	(3)	June 10, 2014	Semi-annually	1,079.4	1,079.4	1,003.5	1,192.8
$2,500.0 million 4.750% notes due March 15, 2045	(3)	March 4, 2015	Semi-annually	881.0	881.0	779.2	968.7
				15,491.7	18,017.7	15,503.7	18,807.4

Euro Denominated Notes
€700.0 million floating rate notes due November 15, 2020 (2)	(3)	November 15, 2018	Quarterly	772.2	784.9	773.6	784.4
€750.0 million 0.500% notes due June 1, 2021	(3)	May 26, 2017	Annually	827.3	841.0	826.0	846.7
€500.0 million 1.500% notes due November 15, 2023	(3)	November 15, 2018	Annually	551.6	560.7	564.3	589.8
€700.0 million 1.250% notes due June 1, 2024	(3)	May 26, 2017	Annually	772.2	784.9	773.3	817.7
€500.0 million 2.625% notes due November 15, 2028	(3)	November 15, 2018	Annually	551.6	560.7	569.8	648.2
€550.0 million 2.125% notes due June 1, 2029	(3)	May 26, 2017	Annually	606.7	616.7	590.9	683.9
				4,081.6	4,148.9	4,097.9	4,370.7
Total Senior Notes Gross				19,573.3	22,666.6	19,601.6	23,679.1
Unamortized premium				33.8	39.9	-	-
Unamortized discount				(53.5)	(55.4)	-	-
Total Senior Notes Net				$19,553.6	$22,651.1	$19,601.6	$23,679.1
Other Indebtedness
Debt Issuance Costs				(71.4)	(74.7)
Other				67.5	72.6
Total Other Borrowings				(3.9)	(2.1)

Total Indebtedness				$19,549.7	$22,649.0

(1) Interest on the 2020 floating rate note is three month USD LIBOR plus 1.255% per annum
(2) Interest on the 2020 floating rate notes is the three month EURIBOR plus 0.350% per annum
(3) Guaranteed by Warner Chilcott Limited, Allergan Capital S.a.r.l. and Allergan Finance, LLC
(4) Guaranteed by Allergan plc and Warner Chilcott Limited
(5) Guaranteed by Allergan plc

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

During the three months ended March 31, 2020 the Company repaid the scheduled maturities of the $500.0 million floating rate notes due March 12, 2020 and $2,526.0 million of fixed rate notes due March 12, 2020.

Annual Debt Maturities

As of March 31, 2020, annual debt maturities of senior notes gross were as follows ($ in millions):

Total Payments
2020 remaining	$1,422.2
2021	2,477.3
2022	4,578.2
2023	901.6
2024	1,808.9
2025	3,020.7
2026 and after	5,364.4
Total senior notes gross	$19,573.3

Amounts represent total anticipated cash payments assuming scheduled repayments.

NOTE 11 — Other Long-Term Liabilities

Other long-term liabilities consisted of the following ($ in millions):

	March 31,	December 31,
	2020	2019
Acquisition related contingent consideration liabilities	$398.6	$377.3
Long-term pension and post retirement liability	153.3	144.1
Legacy Allergan deferred executive compensation	73.0	89.2
Accrued R&D milestone	75.0	75.0
Deferred revenue	22.9	26.6
Product warranties	29.2	29.2
Long-term severance and restructuring liabilities	10.7	10.8
Other long-term liabilities	24.7	48.7
Total other long-term liabilities	$787.4	$800.9

NOTE 12 — Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2020 was a benefit of 125.5%, compared to a benefit of 2.8% for the three months ended March 31, 2019. The effective tax rate for the three months ended March 31, 2020 was favorably impacted by a tax benefit of $1.9 billion related to the decrease of certain deferred tax liabilities. The decrease resulted from the intra-entity transfer of intellectual property between entities under common control. As a result of this transfer, a deferred tax asset of $1.2 billion was recognized for the difference between the tax basis in the buyer’s jurisdiction and the net book value of the intellectual property as reported in the consolidated financial statements. However, based on the Company’s evaluation of the realizability of this deferred tax asset, the Company determined that it is not more-likely-than-not that the $1.2 billion deferred tax asset will be realizable as of March 31, 2020 and therefore this amount was offset by a full valuation allowance. The effective tax rate was unfavorably impacted by the goodwill impairment charge of $913.0 million, for which no tax benefit was recorded.

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

The Company has several concurrent audits open and pending with the IRS as set forth below:

IRS Audits	Taxable Years
Allergan W.C. Holding Inc. f/k/a Actavis W.C. Holding Inc.	2013, 2014, 2015, 2016 and 2017
Allergan Pharma Inc. & Subsidiaries	2018
Warner Chilcott Corporation	2010, 2011, 2012 and 2013
Forest Laboratories, Inc.	2010, 2011, 2012, 2013 and 2014
Allergan, Inc.	2009, 2010, 2011, 2012, 2013, 2014 and 3/17/2015

NOTE 13 — Derivative Instruments and Hedging Activities

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

Derivatives Designated as Hedging Instruments

Cash Flow Hedge

In January 2019, Allergan entered into $500.0 million notional floating to fixed interest rate swaps maturing on March 12, 2020 whereby it fixed the interest rates on $500.0 million floating rate notes due March 12, 2020 to an average interest rate of 3.98%.  The swaps were being accounted for using hedge accounting treatment.  During the quarter ended March 31, 2020, the interest rate swap contracts expired.  For the three months ended March 31, 2020, the corresponding realized gain of $0.8 million was recorded in accumulated other comprehensive income / (loss).

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

The Company is exposed to foreign exchange risk in its international operations from foreign currency purchases, net investments in foreign subsidiaries, and foreign currency assets and liabilities created in the normal course of business, including its Euro Denominated Notes. In the three months ended March 31, 2020, we used effective net investment hedges to partially offset the effects of foreign currency on our investments in certain of our foreign subsidiaries. The total notional amount of our instruments designated as net investment hedges was $4.9 billion as of March 31, 2020 and $5.0 billion as of December 31, 2019.  During the three months ended March 31, 2020 and March 31, 2019, the impact of the net investment hedges recorded in other comprehensive loss was a loss of $81.0 million and a gain of $110.8 million, respectively, which offset the currency impact within our net investment in subsidiaries which are impacted by their Euro Denominated Notes.

NOTE 14 — Fair Value Measurement

Assets and liabilities that are measured at fair value using Fair Value Leveling or that are disclosed at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 consisted of the following ($ in millions):

	Fair Value Measurements as of March 31, 2020 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents*	$567.8	$567.8	$-	$-
Short-term investments	1,618.8	-	1,618.8	-
Deferred executive compensation investments	73.0	61.0	12.0	-
Contingent income	52.6	-	-	52.6
Investments and other	56.8	30.6	26.2	-
Total assets	$2,369.0	$659.4	$1,657.0	$52.6
Liabilities:
Deferred executive compensation liabilities	$73.0	$61.0	$12.0	$-
Contingent consideration obligations	413.2	-	-	413.2
Total liabilities	$486.2	$61.0	$12.0	$413.2

* Marketable securities with less than 90 days remaining until maturity at the time of acquisition are classified as cash equivalents.

	Fair Value Measurements as of December 31, 2019 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents*	$1,535.4	$1,535.4	$-	$-
Short-term investments	3,411.6	-	3,411.6	-
Deferred executive compensation investments	89.2	77.0	12.2	-
Contingent income	51.8	-	-	51.8
Investments and other	70.9	38.2	32.6	-
Total assets	$5,158.9	$1,650.6	$3,456.4	$51.8
Liabilities:
Deferred executive compensation liabilities	$89.2	77.0	12.2	-
Contingent consideration obligations	389.4	-	-	389.4
Total liabilities	$478.6	$77.0	$12.2	$389.4

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

Contingent Consideration Obligations

The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs and is based on a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity, and is based on our own assumptions.  These assumptions include revenue estimates, post-tax gross profit levels and a probability assessment with respect to the likelihood of achieving contingent obligations including contingent payments such as milestone obligations, royalty obligations and contract earn-out criteria, where applicable.  The weighted average probability assessment utilized in the continent consideration obligations fair value measurement was approximately 70.0%. Changes in the fair value of the contingent consideration obligations, including accretion, are recorded in our consolidated statements of operations as follows ($ in millions):

	Three Months Ended March 31,
Expense / (Income)	2020	2019
Cost of sales	$24.2	$16.2
Research and development	2.4	2.5
Total	$26.6	$18.7

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2020 and 2019 ($ in millions):

	Balance as of December 31, 2019	Net transfers in to (out of) Level 3	Purchases, settlements, and other net	Net accretion and fair value adjustments	Balance as of March 31, 2020
Liabilities:
Contingent consideration obligations	$389.4	$-	$(2.8)	$26.6	$413.2

	Balance as of December 31, 2018	Net transfers in to (out of) Level 3	Purchases, settlements, and other net	Net accretion and fair value adjustments	Balance as of March 31, 2019
Liabilities:
Contingent consideration obligations	$344.6	$-	$(2.1)	$18.7	$361.2

During the three months ended March 31, 2020, the activity in contingent consideration obligations by acquisition consisted of the following ($ in millions):

Business Acquisition	Balance as of December 31, 2019	Fair Value Adjustments and Accretion	Payments and Other	Balance as of March 31, 2020
Tobira acquisition	$264.3	$2.4	$-	$266.7
Medicines 360 acquisition	79.7	19.7	(2.0)	97.4
AqueSys acquisition	5.6	-	-	5.6
Oculeve acquisition	1.7	0.1	-	1.8
ForSight acquisition	24.4	-	-	24.4
Forest acquisition	12.5	4.4	(0.8)	16.1
Other	1.2	-	-	1.2
Total	$389.4	$26.6	$(2.8)	$413.2

Contingent Income

The fair value measurement of the contingent income is determined using Level 3 inputs and is based on a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity, and is based on our own assumptions. There were no material changes noted in the fair value of the contingent income for the three months ended March 31, 2020.

NOTE 15 — Commitments & Contingencies

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued. As of March 31, 2020, the Company’s consolidated balance sheet includes accrued loss contingencies of approximately $255.0 million.  As of December 31, 2019, the Company’s consolidated balance sheet included accrued loss contingencies of approximately $1,190.0 million.

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

Fetzima®. In October and November 2017, subsidiaries of the Company and Pierre Fabre Medicament S.A.S. brought actions for infringement of U.S. Patent Nos. RE43,879 (the “‘879 Patent”); 8,481,598 (the “‘598 Patent”); and 8,865,937 (the “‘937 Patent”) against MSN Laboratories Private Limited and MSN Pharmaceuticals Inc. (collectively, “MSN”), Prinston Pharmaceutical Inc. and Solco Healthcare U.S., LLC (collectively, “Prinston”), Torrent Pharmaceuticals Limited and Torrent Pharma Inc. (collectively, “Torrent”), West-Ward Pharmaceuticals International Limited and West-Ward Pharmaceuticals Corp. (collectively, “West-Ward”), Zydus Pharmaceuticals (USA) Inc. (“Zydus”), Aurobindo Pharma USA, Inc. and Aurobindo Pharma Limited (collectively, “Aurobindo”), and Amneal Pharmaceuticals LLC and Amneal Pharmaceuticals Private Limited (collectively, “Amneal”), in connection with abbreviated new drug applications, respectively filed with the FDA by MSN, Prinston, Torrent, West-Ward, Zydus, Aurobindo, and Amneal, each seeking approval to market generic versions of Fetzima® and challenging said patents. The ‘879 Patent expires in June 2023 (not including a pending application for patent term extension (“PTE”)), the ‘598 patent expires in March 2031, and the ‘937 Patent expires in May 2032.  Fact discovery is completed.  Trial is expected to begin in August 2020, subject to the Court’s availability.  Allergan entered into a settlement agreement with Amneal on December 18, 2018, and the case as against Amneal was dismissed.  Allergan entered into a settlement agreement with Prinston on June 6, 2019, and the case as against Prinston was dismissed.  Allergan entered into a settlement agreement with Hikma Pharmaceuticals USA Inc. and Hikma Pharmaceuticals International Limited (f/k/a West-Ward Pharmaceuticals Corp. and West-Ward Pharmaceuticals International Limited, respectively) on February 20, 2020.

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

In December 2019, subsidiaries of the Company and Pierre Fabre Medicament S.A.S. brought an action for infringement of the ‘879, ‘598 and ‘937 Patents against Torrent in connection with the same numbered Torrent abbreviated new drug application that was at issue in the action filed by Plaintiffs in 2017.  Fact discovery is scheduled to close in November 2020.  No trial date has been set.

Juvéderm®. On February 26, 2019, subsidiaries of the Company filed an amended complaint for infringement of U.S. Patent Nos. 8,450,475 (the “‘475 Patent”), 8,357,795 (the “‘795 Patent”), 8,822,676 (the “‘676 Patent”), 9,089,519 (the “‘519 Patent”), 9,238,013 (the “‘013 Patent”) and 9,358,322 (the “‘322 Patent”) in the U.S. District Court for the District of Delaware against Prollenium US Inc. and Prollenium Medical Technologies, Inc. (collectively, “Prollenium”). The amended complaint seeks, among other things, a judgment that Defendants have infringed these patents by making, selling, offering to sell, and importing Prollenium’s Revanesse® Versa+TM products within and into the United States. Plaintiffs seek injunctive relief and damages for Defendants’ infringement. Trial is scheduled for June 14, 2021.  On April 13, 2020, Prollenium filed a motion to stay the action pending resolution of Inter Partes Review (“IPR”) petitions that were filed by Prollenium with respect to the asserted patents and instituted by the USPTO in March and April 2020.

On January 23, 2020, subsidiaries of the Company filed a complaint for infringement of U.S. Patent Nos. 10,391,202 (the “‘202 Patent”), and 10,485,896 (the “‘896 Patent”) in the U.S. District Court for the District of Delaware against Prollenium.  The complaint seeks, among other things, a judgment that Defendants have infringed these patents by making, selling, offering to sell, and importing Prollenium’s Revanesse® Versa+TM products within and into the United States. Plaintiffs seek injunctive relief and damages for Defendants’ infringement. On April 13, 2020, Prollenium filed a motion to stay the action pending resolution of Inter Partes Review (“IPR”) petitions that were filed by Prollenium with respect to patents asserted in the earlier-filed action and instituted by the USPTO in March and April 2020.

Juvéderm® IPR.  In August, September and October 2019, Prollenium US Inc. (“Prollenium”) submitted Inter Partes Review (“IPR”) petitions to the USPTO regarding U.S. Patent Nos. 8,450,475 (the “‘475 Patent), 9,238,013 (the “‘013 patent”), 9,358,322 (the “‘322 patent”), 8,822,676 (the “‘676 patent”), 8,357,795 (the “‘795 patent”) and 9,089,519 (the “‘519 patent”).  Prollenium’s IPR petitions seek review of all claims of the ‘013, ‘322, 676, and ‘519 patents, claims 1-9, 18, and 27-37 of the ‘475 patent, and claims 1-11, 22, 26-39, and 40-41 of the ‘795 patent.  Patent owner’s preliminary responses for these petitions are due on December 19, 2019, or later.  The Company filed patent owner's preliminary responses in December 2019 and January 2020 for petitions related to the ‘475, ‘013, ‘322, ‘676, ‘795, and ‘519 patents.  On January 17, 2020, Prollenium filed a consolidated reply to the patent owner's preliminary responses with respect to the ‘475, ‘013, ‘322, ‘676, and ‘795 patents, and on January 24, 2020, the Company filed a consolidated sur-reply.  In March and April 2020, the USPTO issued decisions granting institution of the IPRs filed by Prollenium. Oral argument, if requested, is scheduled in January 2021.

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

On March 14, 2019, the Federal Circuit vacated the district court’s July 2017 judgment that claims 1 and 4 are not invalid and remanded for the district court to consider a fact question and its impact on the obviousness analysis. On April 15, 2019, Plaintiffs filed a combined petition for panel rehearing and rehearing en banc with respect to this issue, which was denied on May 15, 2019.  In its March 14, 2019 order, the Federal Circuit also vacated the judgment of non-infringement of claims 4, 9 and 10 as to Alembic and Breckenridge and remanded for the district court to consider their infringement under a revised claim construction. In a joint stipulation entered by the district court on November 5, 2019, Alembic stipulated that its ANDA infringed claims 4, 9 and 10 of the '476 patent. On December 17, 2019, the district court entered a schedule for briefing on the remanded issues. Oral argument is currently scheduled for June 9, 2020.

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

Viberzi®.   On September 6, 2019, subsidiaries of the Company and Janssen Pharmaceutica NV brought an action for infringement of U.S. Patent Nos. 7,741,356 ("the '356 patent"), 7,786,158 ("the '158 patent"), 8,344,011 ("the '011 patent"), 8,609,709 ("the '709 patent"), 8,772,325 ("the '325 patent"), 9,205,076 ("the '076 patent"), 9,700,542 ("the '542 patent"), and 10,213,415 ("the '415 patent") in the United States District Court for the District of Delaware against Aurobindo Pharma Ltd. and Aurobindo Pharma USA Inc. (collectively, “Aurobindo”) in connection with an abbreviated new drug application filed with the FDA by Aurobindo seeking approval to market a generic version of Viberzi® and challenging said patents.   Trial has been scheduled for May 2, 2022.

On September 13, 2019, subsidiaries of the Company brought an action for infringement of United States Patent Nos. 8,691,860 ("the '860 patent"), 9,115,091 ("the '091 patent"), 9,364,489 ("the '489 patent"), 9,675,587 ("the '587 patent"), 9,789,125 ("the '125 patent"), and 10,188,632 ("the '632 patent") in the United States District Court for the District of Delaware against Aurobindo Pharma Ltd., Aurobindo Pharma USA, Inc. (collectively, “Aurobindo”), Alkem Laboratories Limited (“Alkem”), Hetero Labs Limited and Hetero USA Inc. (collectively, “Hetero”), MSN Laboratories Private Limited and MSN Pharmaceuticals, Inc. (collectively, “MSN”), Sun Pharmaceutical Industries Limited (“Sun”), and Zydus Pharmaceuticals (USA) Inc. (“Zydus”) in connection with abbreviated new drug applications, respectively filed with the FDA by Aurobindo, Alkem, Hetero, MSN, Sun and Zydus, each seeking approval to market generic versions of Viberzi® and challenging said patents.    Trial has been scheduled for May 2, 2022.

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

Trade Secret Matters

Botulinum Neurotoxin ITC Investigation. On January 30, 2019, subsidiaries of the Company and Medytox Inc. (collectively, “Complainants”) filed a complaint with the United States International Trade Commission (“ITC”) against Daewoong Pharmaceuticals Co., Ltd., Daewoong Co., Ltd., and Evolus Inc. (collectively, “Respondents”) requesting the ITC commence an investigation with respect to the Respondents’ importation into the United States of Respondents’ botulinum neurotoxin products, including DWP-450 (also known as JeuveauTM), which Complainants assert were developed, made and/or imported using Medytox’s trade secrets. Complainants seek, among other things, a permanent exclusionary order and cease and desist orders covering Respondents’ botulinum neurotoxin products, including DWP-450/JeuveauTM. On February 28, 2019, the ITC instituted an investigation into Respondents’ botulinum neurotoxin products, including DWP-450/JeuveauTM. Fact and expert discovery is closed and a hearing was held in early February 2020.  Post-hearing briefing was completed on February 28, 2020.  The target date for completion of the investigation is October 6, 2020.

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

Subsidiaries of the Company requested a preliminary injunction against Dermavita, Dima Corp, Aesthetic Services & Development, Jacqueline Sillam and Dimitri Sillam in the High Court of Paris, France. During June 2017, the Paris Court preliminarily enjoined the above-listed defendants, inter alia, to refrain from promoting or selling in France its Juvederm products, to transfer various domain names and to pay provisional damages to Allergan, on the basis that such use would infringe Allergan’s EU and French Juvéderm® trademarks and would amount to unfair competition. This injunction has become final. During July 2018, the Paris Court ordered Dermavita, Dima Corp, Aesthetic Services & Development to pay more than 75,000 Euros in liquidated damages for violation of the preliminary injunction mentioned above.  On February 2020, the Paris Court preliminarily enjoined newly-added defendants Lazeo, My Cream Lab, Vital Esthetique and Juvederm Elite Clinics, inter alia, to refrain from promoting or selling in the EU its Juvederm products and to pay provisional damages to the Company.

A subsidiary of the Company has also filed against Dermavita, Dima Corp. and others a full action of trademark infringement in the Paris court. Dermavita has submitted two requests that the full action be stayed pending the outcome of the Nanterre action and the EUIPO trademark proceedings, both mentioned below. The Paris court rejected both of Dermavita’s stay requests.  Furthermore, Dermavita filed an action against subsidiaries of the Company in the Nanterre, France court alleging that the subsidiaries have not used its Juvéderm trademark and requesting the court to revoke the Company’s trademark based on its purported lack of use or purportedly invalid license and assignment agreements. On February 21, 2019, the Nanterre Court ruled in the Company’s favor, holding that the license and assignment agreements were valid and that Allergan has used its trademark in commerce.  Dermavita has appealed this decision.

Dermavita has filed another action against subsidiaries of the Company in the Paris court requesting the court to declare that a trademark license agreement and trademark assignment agreement between subsidiaries of the Company are invalid and/or fraudulent. The case is still ongoing.

On January 22, 2019, subsidiaries of the Company brought a related action for infringement of the Company’s Juvéderm® trademarks against Aesthetic Services and Development Limited, Juvederm Elite Clinics SARL and Jamal Hamadi in the (UK) High Court of Justice.   The case is still ongoing.

Furthermore, more than 150 trademark opposition and cancellation actions between Allergan and Dermavita have been filed in front of the USPTO, EUIPO and various other national and regional trademark offices around the world. Most of these actions remain pending; however, Allergan has received favorable decisions in more than thirty (30) such actions.

Antitrust Litigation

Loestrin® 24 Litigation. Putative classes of direct and indirect purchasers as well as opt-out direct purchasers have filed complaints that have been consolidated in the U.S. District Court for the District of Rhode Island. The lawsuits allege that subsidiaries of the Company engaged in anticompetitive conduct, including when settling patent lawsuits related to Loestrin® 24 Fe, in violation of federal and state antitrust and consumer protection laws. The complaints each seek declaratory and injunctive relief and compensatory damages in the billions of dollars which, if plaintiffs are successful, are subject to trebling under the antitrust laws. The court granted the direct purchaser plaintiffs’ class certification motion but had not decided the indirect purchaser plaintiffs’ class motion.  Summary judgement motions were fully briefed, and oral arguments were held in September 2019.  Trial in this action was scheduled to begin in January 2020.  The parties reached agreements with each group of plaintiffs that, taken together, will resolve this litigation in its entirety.  Based on the settlements with the plaintiffs, the Company booked an accrual of $302,500,000.  The direct and indirect purchaser settlement agreements remain subject to final court approval.

Namenda® Litigation. In 2014, the State of New York filed a lawsuit in the U.S. District Court for the Southern District of New York alleging that Forest was acting to prevent or delay generic competition to Namenda® in violation of federal and New York antitrust laws and committed other fraudulent acts in connection with its commercial plans for Namenda® XR. The district court granted the state’s motion for a preliminary injunction which was later affirmed by the Court of Appeals for the Second Circuit. The parties in that case then reached a settlement to resolve the dispute. Following the conclusion of the New York Attorney General Matter, putative class actions were filed on behalf of direct and indirect purchasers in the same federal court. The class action complaints make claims similar to those asserted by the New York Attorney General and also include claims that Namenda® patent litigation settlements between a Company subsidiary and generic companies also violated the antitrust laws. The court had denied defendants’ motion for summary judgment in the direct purchaser action, certified the direct purchaser class of plaintiffs and set a trial date for October 28, 2019.  Prior to the start of the trial, the parties in the direct purchaser class action reached an agreement in principle to settle that litigation for $750,000,000.  The agreement, which contains no admission of liability, remains subject to final court approval.

Restasis® Competitor Litigation. Shire, which offers the dry-eye disease drug Xiidra®, sued subsidiaries of the Company in U.S. District Court for the District of New Jersey alleging that defendants unlawfully harmed competition by foreclosing Xiidra® from sales to Medicare Part D plans (and the members of such plans) through the use of discounts (a) contingent on Restasis® receiving preferential formulary treatment; and/or (b) across a bundle of Allergan’s products, including Restasis®. The complaint seeks injunctive relief and damages under federal and state law. The court issued a decision on March 22, 2019 granting the defendants’ motion to dismiss the complaint.  On April 25, 2019, Shire filed an amended complaint.  Defendants have moved to dismiss the amended complaint.  At the request of the parties, the court entered an Order on June 28, 2019, staying the action through December 27, 2019.  The stay was extended through February 18, 2020 during which time the parties reached an agreement in principal to settle this litigation

Restasis® Class Action Litigation. Several class actions were filed on behalf of putative classes of direct and indirect purchasers of Restasis® alleging that subsidiaries of the company harmed competition by engaging in conduct to delay the market entry of generic versions of Restasis® in violation of the federal antitrust laws as well as state antitrust and consumer-protection laws and unjust enrichment. The cases have been consolidated in the U.S. District Court for the District of New Jersey. All plaintiffs seek compensatory damages in the billions of dollars which, if plaintiffs are successful are subject to trebling under the antitrust laws, as well as declaratory relief, and injunctive relief. The parties are currently engaged in discovery. Trial in this action is scheduled to begin in April 2020.  Recently, the Company reached agreements to settle the claims asserted by all direct purchaser plaintiffs and the Company has taken a reserve of $78,800,000 for these settlements.  The Company intends to vigorously defend its conduct and the patents or other intellectual property at issue in what remains of this litigation.

Commercial Litigation

Warner Chilcott Marketing Practices. A putative nationwide class of private payer entities, or their assignees, that paid Medicare benefits on behalf of their beneficiaries filed a complaint against certain subsidiaries of the Company in the U.S. District Court for the District of Massachusetts. The Complaint asserts claims under the federal RICO statute, state consumer protection statutes, common law fraud, and unjust enrichment with respect to the sale and marketing of certain products. The court recently granted Defendants’ motion to dismiss the Amended Complaint.  Following the dismissal of the action in federal court, plaintiffs recently filed a nearly identical complaint in state court in New Jersey.  On March 27, 2020, the state court granted the Defendants’ motion to dismiss.

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

AbbVie Transaction Shareholder Action.  On June 25, 2019, the Company and AbbVie Inc. announced that the companies had entered into a definitive transaction agreement whereby AbbVie will acquire the Company in a cash and stock transaction.  On September 20, 2019, a putative class action lawsuit was filed against the Company by one of its shareholders alleging that the Company and its Board of Directors violated the Securities laws by omitting or misrepresenting material information in the proxy statement the Company filed on September 16, 2019 seeking shareholder approval of the transaction with AbbVie.  In addition to the complaint in this action, the Company received a shareholder demand letter from a shareholder following the issuance of the preliminary proxy statement filed with the Securities and Exchange Commission on August 12, 2019.    The lawsuit and demand letters were voluntarily dismissed and withdrawn.

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

Breast Implant Litigation. Certain Company subsidiaries are defendants in approximately 48 cases, including several class actions and individual cases filed on behalf of multiple plaintiffs, alleging that Allergan’s textured breast implants caused women to develop an uncommon cancer known as breast implant associated anaplastic large cell lymphoma (“BIA-ALCL”).  Some of the lawsuits include claims that the defendants failed to properly warn against this risk and failed to promptly and properly report the results of the post-marketing studies relating to these products and that plaintiffs suffered injuries as a result. Other lawsuits seek to recover costs related to medical monitoring and damages for fear of developing BIA-ALCL.  The federal product liability and “fear of” cases have been consolidated in an MDL in the U.S. District Court for New Jersey. There are several additional cases filed in state courts in the United States and well as provincial courts in Canada.  On July 24, 2019, Allergan announced a voluntary worldwide recall of unused BIOCELL textured breast implants and tissue expanders. This announcement may impact the number of lawsuits related to BIA-ALCL filed moving forward.

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

Namenda XR®/Namzaric® Qui Tam.  A relator filed a qui tam lawsuit on behalf of the United States government and several individual states against the Company and certain of its subsidiaries along with Adamas Pharma LLC and Adamas Pharmaceuticals, Inc. (collectively, “Adamas”).  The lawsuit, filed in the U.S. District Court for the Northern District of California, was unsealed on February 6, 2019.   The federal and state governments have declined to intervene in this action.  The complaint alleges generally that the Adamas and Allergan defendants each engaged in conduct that delayed generic versions of Namenda XR® and/or Namzaric® from entering the market and that such conduct resulted in the submission of false claims to the government.  The Company Defendants and Adamas have moved to dismiss the complaint.  Oral argument on the motions to dismiss was held in December 2019.

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

Pricing Qui Tam.  A relator filed a qui tam lawsuit on behalf of the United States government and several individual states against certain subsidiaries of the Company in the U.S. District Court for the District of Maryland, which was unsealed on September 17, 2019.   The federal and state governments have declined to intervene in this action.  The complaint alleges generally that the Company misreported its Best Price and Average Manufacturer Price for a number of products, thereby causing overpayment by the government.  Defendants have moved to dismiss relator’s complaint.

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

NOTE 16 — Warner Chilcott Limited (“WCL”) Guarantor and Non-Guarantor Condensed Consolidating Financial Information

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

WCL has revised its consolidating balance sheets as previously presented in Footnote 27 of the December 31, 2019 Annual Report on Form 10-K and its consolidating financial statements as previously presented in Footnote 21 of the March 31, 2019 Quarterly Report on Form 10-Q due to a change in the Company’s legal entity structure and other reclassifications that occurred during the three months ended March 31, 2020.  As a result, prior period information has been recast to conform to the current period presentation.

The following financial information presents the consolidating balance sheets as of March 31, 2020 and December 31, 2019, the related statements of operations for the three months ended March 31, 2020 and 2019 and the statements of cash flows for the three months ended March 31, 2020 and 2019.

Warner Chilcott Limited

Consolidating Balance Sheets

As of March 31, 2020

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
ASSETS
Current assets:
Cash and cash equivalents	$0.1	$7.3	$0.1	$-	$983.0	$-	$990.5
Marketable securities	-	-	-	-	1,618.8	-	1,618.8
Accounts receivable, net	-	-	-	-	2,800.6	-	2,800.6
Receivables from Parents	-		-	-	539.0	-	539.0
Inventories	-	-	-	-	1,199.9	-	1,199.9
Intercompany receivables	-	7,241.7	71.9	49.0	15,789.9	(23,152.5)	-
Prepaid expenses and other current assets	-	-	-	33.3	822.0	-	855.3
Total current assets	0.1	7,249.0	72.0	82.3	23,753.2	(23,152.5)	8,004.1
Property, plant and equipment, net	-	-	-	-	1,915.4	-	1,915.4
Right of use asset - operating leases	-	-	-	-	481.0		481.0
Investments and other assets	-	-	-	-	430.7	-	430.7
Investment in subsidiaries	55,902.4	77,345.8	21,149.4	84,044.2	-	(238,441.8)	-
Non current intercompany receivables	-	-	-	-	1,161.9	(1,161.9)	-
Non current assets held for sale	-	-	-	-	31.7	-	31.7
Deferred tax assets	-	49.6	-	-	548.3	-	597.9
Product rights and other intangibles	-	-	-	-	36,266.2	-	36,266.2
Goodwill	-	-	-	-	41,229.2	-	41,229.2
Total assets	$55,902.5	$84,644.4	$21,221.4	$84,126.5	$105,817.6	$(262,756.2)	$88,956.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	-	0.1	80.6	119.5	4,844.7	-	5,044.9
Intercompany payables	-	4,305.4	1,029.4	10,455.1	7,362.6	(23,152.5)	-
Payables to Parents	-	-	-	-	2,899.9	-	2,899.9
Income taxes payable	-	-	2.4	-	71.1	-	73.5
Current portion of long-term debt	-	-	755.2	-	1,195.5	-	1,950.7
Current portion of lease liability - operating	-	-	-	-	119.8	-	119.8
Total current liabilities	-	4,305.5	1,867.6	10,574.6	16,493.6	(23,152.5)	10,088.8
Long-term debt	-	-	13,917.9	2,143.9	1,537.2	-	17,599.0
Lease liability - operating	-	-	-	-	438.3	-	438.3
Other long-term liabilities	-	-	-	-	787.9	-	787.9
Long-term intercompany payables	-	-	-	1,161.9	-	(1,161.9)	-
Other taxes payable	-	-	-	-	1,683.9	-	1,683.9
Deferred tax liabilities	-	-	-	-	2,455.8	-	2,455.8
Total liabilities	-	4,305.5	15,785.5	13,880.4	23,396.7	(24,314.4)	33,053.7
Total equity / (deficit)	55,902.5	80,338.9	5,435.9	70,246.1	82,420.9	(238,441.8)	55,902.5
Total liabilities and equity	$55,902.5	$84,644.4	$21,221.4	$84,126.5	$105,817.6	$(262,756.2)	$88,956.2

Warner Chilcott Limited

Consolidating Balance Sheets

As of December 31, 2019

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
ASSETS
Current assets:
Cash and cash equivalents	$0.1	$1.6	$0.1	$-	$2,495.3	$-	$2,497.1
Marketable securities	-	-	-	-	3,411.6	-	3,411.6
Accounts receivable, net	-	-	-	-	3,192.3	-	3,192.3
Receivables from Parents	-		-	-	409.3	-	409.3
Inventories	-	-	-	-	1,133.1	-	1,133.1
Intercompany receivables	-	6,508.0	154.0	40.5	14,930.1	(21,632.6)	-
Current assets held for sale	-	-	-	-	-	-	-
Prepaid expenses and other current assets	-	-	-	33.3	853.1	-	886.4
Total current assets	0.1	6,509.6	154.1	73.8	26,424.8	(21,632.6)	11,529.8
Property, plant and equipment, net	-	-	-	-	1,926.5	-	1,926.5
Right of use asset - operating leases	-	-	-	-	490.4		490.4
Investments and other assets	-	-	-	-	408.0	-	408.0
Investment in subsidiaries	55,891.8	76,855.8	21,016.7	83,155.2	-	(236,919.5)	-
Non current intercompany receivables	-	-	-	-	1,156.6	(1,156.6)	-
Non current receivables from Parents	-		-	-	-	-	-
Non current assets held for sale	-	-	-	-	31.7	-	31.7
Deferred tax assets	-	49.6	-	-	527.3	-	576.9
Product rights and other intangibles	-	-	-	-	37,890.6	-	37,890.6
Goodwill	-	-	-	-	42,248.3	-	42,248.3
Total assets	$55,891.9	$83,415.0	$21,170.8	$83,229.0	$111,104.2	$(259,708.7)	$95,102.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	-	0.1	155.2	97.3	6,094.4	-	6,347.0
Intercompany payables	-	3,544.4	930.6	10,455.1	6,702.5	(21,632.6)	-
Payables to Parents	-	-	-	-	2,715.5	-	2,715.5
Income taxes payable	-	-	2.4	-	62.7	-	65.1
Current portion of long-term debt and capital leases	-	-	3,008.2	-	1,524.3	-	4,532.5
Current portion of lease liability - operating	-	-	-	-	124.4	-	124.4
Total current liabilities	-	3,544.5	4,096.4	10,552.4	17,223.8	(21,632.6)	13,784.5
Long-term debt and capital leases	-	-	14,742.1	2,142.8	1,231.6	-	18,116.5
Lease liability - operating	-	-	-	-	446.1	-	446.1
Other long-term liabilities	-	-	-	-	801.4	-	801.4
Long-term intercompany payables	-	-	-	1,156.6	-	(1,156.6)	-
Other taxes payable	-	-	-	-	1,698.6	-	1,698.6
Deferred tax liabilities	-	-	-	-	4,363.2	-	4,363.2
Total liabilities	-	3,544.5	18,838.5	13,851.8	25,764.7	(22,789.2)	39,210.3
Total equity / (deficit)	55,891.9	79,870.5	2,332.3	69,377.2	85,339.5	(236,919.5)	55,891.9
Total liabilities and equity	$55,891.9	$83,415.0	$21,170.8	$83,229.0	$111,104.2	$(259,708.7)	$95,102.2

Warner Chilcott Limited

Consolidating Statements of Operations

For the Three Months Ended March 31, 2020

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$3,604.4	$-	$3,604.4
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	623.1	-	623.1
Research and development	-	-	-	-	430.0	-	430.0
Selling and marketing	-	-	-	-	972.1	-	972.1
General and administrative	-	-	-	-	398.0	-	398.0
Amortization	-	-	-	-	1,416.4	-	1,416.4
Goodwill impairment	-	-	-	-	913.0	-	913.0
Asset sales and impairments, net	-	-	-	-	148.1	-	148.1
Total operating expenses	-	-	-	-	4,900.7	-	4,900.7
Operating (loss)	-	-	-	-	(1,296.3)	-	(1,296.3)

Interest (expense) / income, net	-	(21.6)	(55.6)	(20.1)	(66.0)	-	(163.3)
Other income, net	-	-	-	-	(24.9)	-	(24.9)
Total other (expense) / income, net	-	(21.6)	(55.6)	(20.1)	(90.9)	-	(188.2)
(Loss) before income taxes and noncontrolling interest	-	(21.6)	(55.6)	(20.1)	(1,387.2)	-	(1,484.5)
Provision / (benefit) for income taxes	-	-	-	-	(1,866.8)	-	(1,866.8)
Losses / (earnings) of equity interest subsidiaries	(381.3)	(392.7)	(105.1)	(797.8)	-	1,676.9	-
Net (loss) / income	$381.3	$371.1	$49.5	$777.7	$479.6	$(1,676.9)	$382.3
(Income) attributable to noncontrolling interest	-	-	-	-	(1.0)	-	(1.0)
Net (loss) / income attributable to members	$381.3	$371.1	$49.5	$777.7	$478.6	$(1,676.9)	$381.3
Other comprehensive (loss) / income, net of tax	(128.2)	97.2	27.6	91.2	(128.2)	(87.8)	(128.2)
Comprehensive (loss) / income attributable to members	$253.1	$468.3	$77.1	$868.9	$350.4	$(1,764.7)	$253.1

Warner Chilcott Limited

Consolidating Statements of Operations

For the Three Months Ended March 31, 2019

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$-	$-	$-	$-	$3,597.1	$-	$3,597.1
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	-	-	-	-	497.8	-	$497.8
Research and development	-	-	-	-	435.0	-	$435.0
Selling and marketing	-	-	-	-	804.0	-	$804.0
General and administrative	-	-	-	-	306.1	-	$306.1
Amortization	-	-	-	-	1,399.4	-	$1,399.4
Goodwill impairments	-	-	-	-	2,467.0	-	$2,467.0
Asset sales and impairments, net	-	-	-	-	(5.2)	-	$(5.2)
Total operating expenses	-	-	-	-	5,904.1	-	5,904.1
Operating (loss)	-	-	-	-	(2,307.0)	-	(2,307.0)

Interest (expense) / income, net	-	(23.4)	(59.6)	(19.9)	(77.6)	-	$(180.5)
Other income, net	-	-	(0.1)	-	13.9	-	$13.8
Total other (expense) / income, net	-	(23.4)	(59.7)	(19.9)	(63.7)	-	(166.7)
(Loss) before income taxes and noncontrolling interest	-	(23.4)	(59.7)	(19.9)	(2,370.7)	-	$(2,473.7)
Provision for income taxes	-	-	-	-	(68.7)	-	$(68.7)
Losses / (earnings) of equity interest subsidiaries	2,405.7	2,345.0	868.2	2,537.2	-	(8,156.1)	$-
Net (loss) / income	$(2,405.7)	$(2,368.4)	$(927.9)	$(2,557.1)	$(2,302.0)	$8,156.1	$(2,405.0)
(Income) attributable to noncontrolling interest	-	-	-	-	(0.7)	-	$(0.7)
Net (loss) / income attributable to members	$(2,405.7)	$(2,368.4)	$(927.9)	$(2,557.1)	$(2,302.7)	$8,156.1	$(2,405.7)
Other comprehensive (loss) / income, net of tax	(128.8)	(140.8)	(172.9)	(585.0)	(128.8)	1,027.5	$(128.8)
Comprehensive (loss) / income attributable to members	$(2,534.5)	$(2,509.2)	$(1,100.8)	$(3,142.1)	$(2,431.5)	$9,183.6	$(2,534.5)

Warner Chilcott Limited

Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2020

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net (loss) / income	$381.3	$371.1	$49.5	$777.7	$479.6	$(1,676.9)	$382.3
Reconciliation to net cash provided by / (used in) operating activities:
Losses / (earnings) of equity interest subsidiaries	(381.3)	(392.7)	(105.1)	(797.8)	-	1,676.9	-
Depreciation	-	-	-	-	56.8	-	56.8
Amortization	-	-	-	-	1,416.4	-	1,416.4
Provision for inventory reserve	-	-	-	-	28.4	-	28.4
Share-based compensation	-	-	-	-	51.6	-	51.6
Deferred income tax benefit	-	-	-	-	(1,931.1)	-	(1,931.1)
Goodwill impairments					913.0		913.0
Loss on asset sales and impairments, net	-	-	-	-	148.1	-	148.1
Non-cash extinguishment of debt			-	-	-	-	-
Amortization of deferred financing costs	-	-	1.3	0.4	2.4	-	4.1
Non-cash lease expense	-	-	-	-	35.9	-	35.9
Contingent consideration adjustments, including accretion	-	-	-	-	26.6	-	26.6
Dividends from subsidiaries	243.5	-	-	-	-	(243.5)	-
Other, net	-	-	(3.7)	(0.4)	69.3	-	65.2
Changes in assets and liabilities (net of effects of acquisitions)	-	27.3	3,084.0	20.1	(4,205.3)	-	(1,073.9)
Net cash provided by / (used in) operating activities	243.5	5.7	3,026.0	-	(2,908.3)	(243.5)	123.4
Cash Flows From Investing Activities:
Additions to property, plant and equipment	-	-	-	-	(60.4)	-	(60.4)
Additions to product rights and other intangibles	-	-	-	-	(57.6)	-	(57.6)
Additions to investments	-	-	-	-	(5.0)	-	(5.0)
Proceeds from sale of investments and other assets	-	-	-	-	1,800.0	-	1,800.0
Proceeds from sales of property, plant and equipment	-	-	-	-	2.1	-	2.1
Acquisitions of businesses, net of cash acquired	-	-	-	-	-	-	-
Net cash provided by / (used in) investing activities	-	-	-	-	1,679.1	-	1,679.1
Cash Flows From Financing Activities:
Payments on debt, including finance lease obligations and credit facility	-	-	(3,026.0)	-	(5.8)	-	(3,031.8)
Payments of contingent consideration and other financing	-	-	-	-	(2.8)	-	(2.8)
Dividends to Parents	(243.5)	-	-	-	(243.5)	243.5	(243.5)
Net cash (used in) / provided by financing activities	(243.5)	-	(3,026.0)	-	(252.1)	243.5	(3,278.1)
Effect of currency exchange rate changes on cash and cash equivalents	-	-	-	-	(31.0)	-	(31.0)
Net increase / (decrease) in cash and cash equivalents	-	5.7	-	-	(1,512.3)	-	(1,506.6)
Cash and cash equivalents at beginning of period	0.1	1.6	0.1	-	2,495.3	-	2,497.1
Cash and cash equivalents at end of period	$0.1	$7.3	$0.1	$-	$983.0	$-	$990.5

Warner Chilcott Limited

Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2019

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Allergan Capital S.a.r.l. (Guarantor)	Allergan Funding SCS (Issuer)	Allergan Finance, LLC (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net (loss) / income	$(2,405.7)	$(2,368.4)	$(927.9)	$(2,557.1)	$(2,302.0)	$8,156.1	$(2,405.0)
Reconciliation to net cash provided by / (used in) operating activities:
Losses / (earnings) of equity interest subsidiaries	2,405.7	2,345.0	868.2	2,537.2	-	(8,156.1)	-
Depreciation	-	-	-	-	47.5	-	47.5
Amortization	-	-	-	-	1,399.4	-	1,399.4
Provision for inventory reserve	-	-	-	-	18.8	-	18.8
Share-based compensation	-	-	-	-	52.3	-	52.3
Deferred income tax benefit	-	-	-	-	(229.7)	-	(229.7)
Goodwill impairment	-	-	-	-	2,467.0		2,467.0
(Gain) on asset sales and impairments, net	-	-	-	-	(5.2)	-	(5.2)
Non-cash extinguishment of debt	-	-	-	-	0.3	-	0.3
Amortization of deferred financing costs	-	-	4.1	0.4	0.1	-	4.6
Non-cash lease expense	-	-	-	-	30.1	-	30.1
Contingent consideration adjustments, including accretion	-	-	-	-	18.7	-	18.7
Dividends from subsidiaries	1,045.8	-	-	-	-	(1,045.8)	-
Other, net	-	-	(1.3)	(0.4)	(8.6)	-	(10.3)
Changes in assets and liabilities (net of effects of acquisitions)	-	(207.4)	209.4	19.9	(196.2)	-	(174.3)
Net cash provided by / (used in) operating activities	1,045.8	(230.8)	152.5	-	1,292.5	(1,045.8)	1,214.2
Cash Flows From Investing Activities:
Additions to property, plant and equipment	-	-	-	-	(64.8)	-	(64.8)
Additions to product rights and other intangibles	-	-	-	-	(7.5)	-	(7.5)
Additions to investments	-	-	-	-	(538.2)	-	(538.2)
Proceeds from sale of investments and other assets	-	289.4	-	-	279.7	-	569.1
Proceeds from sales of property, plant and equipment	-	-	-	-	17.2	-	17.2
Acquisitions of businesses, net of cash acquired	-	-	-	-	(80.6)	-	(80.6)
Net cash provided by investing activities	-	289.4	-	-	(394.2)	-	(104.8)
Cash Flows From Financing Activities:
Payments on debt, including finance lease obligations and credit facility	-	-	(152.0)	-	(7.4)	-	(159.4)
Payments of contingent consideration and other financing	-	-	-	-	(2.0)	-	(2.0)
Dividends to Parents	(1,045.8)	-	-	-	(1,045.8)	1,045.8	(1,045.8)
Net cash (used in) / provided by financing activities	(1,045.8)	-	(152.0)	-	(1,055.2)	1,045.8	(1,207.2)
Effect of currency exchange rate changes on cash and cash equivalents	-	-	-	-	5.9	-	5.9
Net increase / (decrease) in cash and cash equivalents	-	58.6	0.5	-	(151.0)	-	(91.9)
Cash and cash equivalents at beginning of period	0.1	1.8	0.8	-	875.9	-	878.6
Cash and cash equivalents at end of period	$0.1	$60.4	$1.3	$-	$724.9	$-	$786.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and the results of operations should be read in conjunction with the “Consolidated Financial Statements” and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”). This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under “Risk Factors” in our Annual Report, and elsewhere in this Quarterly Report.

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

Merger Agreement with AbbVie Inc.

On June 25, 2019, the Company announced that it entered into a transaction agreement (the “AbbVie Agreement”) under which AbbVie Inc. (“AbbVie”), a global, research-driven biopharmaceutical company, would acquire Allergan plc in a stock and cash transaction (the “AbbVie Transaction”), valued at $188.24 per Allergan share, or approximately $63.0 billion, based on AbbVie’s then-current stock price at the time the AbbVie Transaction was announced. At the closing of the proposed AbbVie Transaction, Company shareholders will receive 0.8660 shares of AbbVie common stock and $120.30 in cash for each of their existing shares. On October 14, 2019, the Company’s shareholders voted to approve the AbbVie Transaction.  The AbbVie Transaction is subject to customary regulatory approvals and other customary closing conditions.  On May 5, 2020 the U.S. Federal Trade Commission (“FTC”) accepted a proposed consent order in connection with the AbbVie Transaction. Under the terms of the consent order, the companies have agreed to divest brazikumab, an investigational IL-23 inhibitor in development for autoimmune diseases, to AstraZeneca and Zenpep, a treatment for exocrine pancreatic insufficiency due to cystic fibrosis and other conditions, to Nestle Health Science. Nestle also will be acquiring Viokace, another pancreatic enzyme preparation, as part of the same transaction.

On May 6, 2020, the Irish High Court (the “Court”) approved the AbbVie Transaction at a sanction hearing in relation to the scheme of arrangement (the “Scheme”) (and to confirm the associated capital reduction) under the AbbVie Transaction.

Completion of the AbbVie Transaction remains subject to the delivery to, and registration by, the Registrar of Companies in Ireland of copies of (i) the order of the Court sanctioning the Scheme and confirming the associated reduction of capital; and (ii) the minute required by Section 86 of the Act in respect of the reduction of capital, each of which is expected to occur on May 8, 2020.

Additionally, on October 25, 2019, in connection with the AbbVie Transaction, AbbVie commenced offers to exchange all Allergan Senior Notes issued by Allergan and maturing from September 15, 2020 through March 15, 2045 for up to approximately $19.6 billion aggregate principal amount of new notes to be issued by AbbVie and cash.  In conjunction with the exchange offer, AbbVie solicited and obtained consents from eligible holders of the Allergan Senior Notes to amend each of the indentures governing the Allergan Senior Notes to eliminate substantially all of the restrictive covenants in such indentures and eliminate any guarantees of the related Allergan Senior Notes. Consummation of the exchange offer is conditioned upon, among other things, the closing of the AbbVie Transaction.  The exchange offers are expected to close, and such amendments are expected to become operative, on or about the closing date of the AbbVie Transaction.

Impact of COVID-19

In the three months ended March 31, 2020, the Company’s net sales were negatively impacted by an estimated 3% compared to the prior year period resulting from the COVID-19 pandemic. The Company’s medical aesthetic portfolio of products has been most significantly impacted by the COVID-19 pandemic as these products are typically administered as elective procedures.  These elective procedures have been negatively affected by local and national government restrictions, such as “social distancing, “shelter in place” orders and business closures, that were put in place in the last few weeks of the first quarter in the United States and throughout the first quarter in many international markets as well as by economic conditions.  As a consequence, consumer demand has significantly declined and the ability of practitioners to administer these procedures has been restricted.  While the Company anticipates the COVID-19 pandemic will have a continued negative effect on the revenues of these products in the near-term, it is difficult to determine the full extent and duration of the impact on the future operating results of the business.  For example, the Company has recently observed, particularly in certain Asia Pacific international markets, early signs of some recovery of the global medical aesthetic business and anticipates that the recovery with continue to occur during the second half of 2020.  The Company anticipates that the impact of the COVID-19 pandemic on the Company’s therapeutic products will be less significant compared to the Company’s medical aesthetic products.  The Company’s therapeutic business may, however, be impacted by changes in commercial and government rebate channels as a result of economic conditions, including increases in unemployment rates.

The Company and our third-party contract manufacturing partners continue to operate our manufacturing facilities at or near normal levels. While we currently do not anticipate any interruptions in our manufacturing process, it is possible that the COVID-19 pandemic may have an impact in the future on our and/or our third-party suppliers’ and contract manufacturing partners' ability to manufacture our products or to have our products reach all markets.

The Company continues to operate clinical trials globally. Due to the COVID-19 pandemic, certain clinical sites have temporarily suspended enrolling new patients.  The Company is taking measures to mitigate any potential delays in clinical trials, but it is possible that the timing of these trials and anticipated launch dates of the related projects may be impacted.

The Company has suspended face to face sales meetings and the Company’s sales teams have been working remotely during the COVID-19 pandemic.  The Company’s sales teams continue to work with customers to provide sufficient levels of support and detailing.  While the global medical aesthetics business has been significantly impacted by the COVID-19 pandemic and the demand for aesthetic products has declined, the Company’s sales teams continues to work with customers to determine customer demand levels and to support these levels when consumer recovery occurs.  Additionally, the Company will continue to assess variable sales and marketing expenses, such as direct to consumer advertising, as a result of the COVID-19 pandemic.

The Company continues to monitor the collectability of receivables as a result of our customers’ financial circumstances. The Company’s global medical aesthetics business sells to practitioners who service consumers on a local, regional or national level.  As the COVID-19 pandemic impacts their businesses, it may also impact their ability to pay their outstanding invoices.  This would have a negative impact on the Company’s account receivable balance, bad debt expenses recognized in general and administrative expenses, and liquidity.  During the three months ended March 31, 2020, the Company recorded incremental provisions for bad debts of approximately $30.0 million as we have assessed the impact on the COVID-19 pandemic on our US and international customer bases.  The Company will continue to monitor the impact the pandemic has on the Company’s ability to collect customer receivables.

Operating Results for the Three Months Ended March 31, 2020 and 2019

Results of operations, including segment net revenues, segment operating expenses and segment contribution consisted of the following for the three months ended March 31, 2020 and 2019 ($ in millions):

	Three Months Ended March 31, 2020
	US Specialized Therapeutics	US General Medicine	International	Total
Net revenues	$1,541.5	$1,320.5	$691.4	$3,553.4

Operating expenses:
Cost of sales(1)	129.7	250.6	117.4	497.7
Selling and marketing	420.4	296.4	210.7	927.5
General and administrative	59.0	50.2	36.3	145.5
Segment contribution	$932.4	$723.3	$327.0	$1,982.7
Contribution margin	60.5%	54.8%	47.3%	55.8%
Corporate(2)				374.8
Research and development				430.0
Goodwill impairment				913.0
Amortization				1,416.4
Asset sales and impairments, net				148.1
Operating (loss)				$(1,299.6)
Operating margin				(36.6)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Corporate includes net revenues of $51.0 million.

	Three Months Ended March 31, 2019
	US Specialized Therapeutics	US General Medicine	International	Total
Net revenues	$1,542.9	$1,249.9	$801.5	$3,594.3

Operating expenses:
Cost of sales(1)	120.1	190.5	109.7	420.3
Selling and marketing	356.8	210.5	237.6	804.9
General and administrative	54.6	43.8	25.7	124.1
Segment contribution	$1,011.4	$805.1	$428.5	$2,245.0
Contribution margin	65.6%	64.4%	53.5%	62.5%
Corporate(2)				258.0
Research and development				435.0
Goodwill impairment				2,467.0
Amortization				1,399.4
Asset sales and impairments, net				(5.2)
Operating (loss)				$(2,309.2)
Operating margin				(64.2)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Corporate includes net revenues of $2.8 million.

US Specialized Therapeutics Segment

The following table presents top product sales and net contribution for the US Specialized Therapeutics segment for the three months ended March 31, 2020 and 2019 ($ in millions):

	Three Months Ended March 31,		Change
	2020	2019	Dollars	%
Total Eye Care	$537.9	$465.1	$72.8	15.7%
Restasis®	278.6	231.7	46.9	20.2%
Alphagan®/Combigan®	81.6	83.0	(1.4)	(1.7)%
Eye Drops	66.5	49.4	17.1	34.6%
Lumigan®/Ganfort®	63.0	57.7	5.3	9.2%
Ozurdex®	29.9	30.3	(0.4)	(1.3)%
Other Eye Care	18.3	13.0	5.3	40.8%
Total Medical Aesthetics	587.6	648.2	(60.6)	(9.3)%
Facial Aesthetics	325.5	366.5	(41.0)	(11.2)%
Botox® Cosmetics	212.7	229.5	(16.8)	(7.3)%
Juvederm® Collection	107.5	129.7	(22.2)	(17.1)%
Kybella®	5.3	7.3	(2.0)	(27.4)%
Plastic Surgery	40.1	61.2	(21.1)	(34.5)%
Breast Implants	40.1	61.2	(21.1)	(34.5)%
Regenerative Medicine	124.6	122.9	1.7	1.4%
Alloderm®	102.1	95.0	7.1	7.5%
Other Regenerative Medicine	22.5	27.9	(5.4)	(19.4)%
Body Contouring	58.9	62.9	(4.0)	(6.4)%
Coolsculpting® Systems & Add On Applicators	36.2	15.1	21.1	n.m.
Coolsculpting® Consumables	22.7	47.8	(25.1)	(52.5)%
Skin Care	38.5	34.7	3.8	11.0%
Total Medical Dermatology	3.6	6.1	(2.5)	(41.0)%
Aczone®	3.0	1.6	1.4	87.5%
Other Medical Dermatology	0.6	4.5	(3.9)	(86.7)%
Total Neuroscience and Urology	397.2	409.4	(12.2)	(3.0)%
Botox® Therapeutics	395.8	397.6	(1.8)	(0.5)%
Rapaflo®	1.4	11.8	(10.4)	(88.1)%
Other revenues	15.2	14.1	1.1	7.8%
Net revenues	$1,541.5	$1,542.9	$(1.4)	(0.1)%
Operating expenses:
Cost of sales(1)	129.7	120.1	9.6	8.0%
Selling and marketing	420.4	356.8	63.6	17.8%
General and administrative	59.0	54.6	4.4	8.1%
Segment contribution	$932.4	$1,011.4	$(79.0)	(7.8)%
Segment margin	60.5%	65.6%		(5.1)%
Segment gross margin(2)	91.6%	92.2%		(0.6)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Defined as net revenues less segment related cost of sales as a percentage of net revenues.

Net Revenues

Three Months Ended March 31, 2020 and 2019

The decrease in net revenues in the three months ended March 31, 2020 was primarily driven by declines in sales of the Company’s Medical Aesthetic products due to the impact of the COVID-19 pandemic, partially offset by increased sales of certain Eye Care products.  The declines in the Facial Aesthetic portfolio, Breast Implants, and Coolsculpting Consumables resulted from a reduction in elective procedures in the US during the latter part of the three months ended March 31, 2020 as a result of local government restrictions, including social distancing, “shelter in place orders” and business closures. Rapaflo® revenues declined primarily due to a loss of exclusivity.   The increase in Eye Care was driven by Restasis® and demand growth in Eye Drops during the quarter. The increase in Coolsculpting Systems was driven by the CoolTone launch.

As a result of the COVID-19 pandemic, the Company anticipates a significant decline in the Medical Aesthetics net revenues in the second quarter of 2020.  The overall full year reduction in these revenues will be determined by the duration of government restrictions, future economic conditions, and any potential future changes in consumer behavior related to medical aesthetics products, all of which are largely uncertain at this time.

Cost of Sales

Three Months Ended March 31, 2020 and 2019

The increase in cost of sales in the three months ended March 31, 2020 was primarily due to product mix.

Selling and Marketing Expenses

Three Months Ended March 31, 2020 and 2019

The increase in selling and marketing expenses in the three months ended March 31, 2020 was primarily related to increased promotional costs and sales force expansion for Eye Care products for anticipated launches, including Durysta™.

General and Administrative Expenses

Three Months Ended March 31, 2020 and 2019

General and administrative expenses were consistent period over period.

US General Medicine Segment

The following table presents top product sales and net contribution for the US General Medicine segment for the three months ended March 31, 2020 and 2019 ($ in millions):

	Three Months Ended March 31,		Change
	2020	2019	Dollars	%
Total Central Nervous System (CNS)	$429.9	$293.5	$136.4	46.5%
Vraylar®	277.3	143.7	133.6	93.0%
Viibryd®/Fetzima®	89.8	85.0	4.8	5.6%
Saphris®	31.0	31.9	(0.9)	(2.8)%
Namzaric®	17.8	23.4	(5.6)	(23.9)%
Ubrelvy®	11.1	-	11.1	n.a.
Namenda®(3)	2.9	9.5	(6.6)	(69.5)%
Total Gastrointestinal (GI)	309.4	358.2	(48.8)	(13.6)%
Linzess®	172.2	161.3	10.9	6.8%
Zenpep®	65.6	63.0	2.6	4.1%
Viberzi®	37.3	37.2	0.1	0.3%
Carafate®/Sulcrate®	19.0	54.3	(35.3)	(65.0)%
Canasa®/Salofalk®	7.2	10.2	(3.0)	(29.4)%
Asacol®/Delzicol®	2.6	24.7	(22.1)	(89.5)%
Other GI	5.5	7.5	(2.0)	(26.7)%
Total Women's Health	171.6	201.0	(29.4)	(14.6)%
Lo Loestrin®	109.8	125.8	(16.0)	(12.7)%
Liletta®	23.1	14.8	8.3	56.1%
Other Women's Health	38.7	60.4	(21.7)	(35.9)%
Total Anti-Infectives	78.0	81.6	(3.6)	(4.4)%
Teflaro®	35.0	33.5	1.5	4.5%
Dalvance®	23.0	12.0	11.0	91.7%
Avycaz®	11.8	29.7	(17.9)	(60.3)%
Other Anti-Infectives	8.2	6.4	1.8	28.1%
Diversified Brands	268.7	270.9	(2.2)	(0.8)%
Bystolic®/ Byvalson®	129.8	128.3	1.5	1.2%
Armour Thyroid	46.3	50.0	(3.7)	(7.4)%
Savella®	19.3	20.7	(1.4)	(6.8)%
Other Diversified Brands	73.3	71.9	1.4	1.9%
Other revenues	62.9	44.7	18.2	40.7%
Net revenues	$1,320.5	$1,249.9	$70.6	5.6%
Operating expenses:
Cost of sales(1)	250.6	190.5	60.1	31.5%
Selling and marketing	296.4	210.5	85.9	40.8%
General and administrative	50.2	43.8	6.4	14.6%
Segment contribution	$723.3	$805.1	$(81.8)	(10.2)%
Segment margin	54.8%	64.4%		(9.6)%
Segment gross margin(2)	81.0%	84.8%		(3.8)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Defined as net revenues less segment related cost of sales as a percentage of net revenues.
(3) Includes Namenda XR® and Namenda® IR.

As previously described, the closing of the divestiture of Zenpep® is contingent upon the closing of the AbbVie Transaction and the satisfaction of other customary closing conditions.

Net Revenues

Three Months Ended March 31, 2020 and 2019

The increase in net revenues in the three months ended March 31, 2020 was primarily due to growth in CNS offset, in part, by a decline in GI and Women’s Health revenues.  CNS revenues increased primarily due to strong demand growth for Vraylar® and Viibryd® and the launch of Ubrelvy® during the first quarter of 2020.  Women’s Health revenues decreased primarily due to a decrease in the average net selling price for Lo Loestrin® and the impact of products losing exclusivity. GI was negatively affected by the loss of exclusivity for Carafate®/Sulcrate® and the continuing genericization and a temporary supply disruption for Asacol®, offset, in part, by an increase in demand growth for Linzess®.

Cost of Sales

Three Months Ended March 31, 2020 and 2019

The increase in cost of sales in the three months ended March 31, 2020 was primarily due to an increase in net revenues and product mix.

Selling and Marketing Expenses

Three Months Ended March 31, 2020 and 2019

The increase in selling and marketing expenses in the three months ended March 31, 2020 was primarily due to field force investments and increased promotional costs for newly launched, including Ubrelvy™, and promoted products.

General and Administrative Expenses

Three Months Ended March 31, 2020 and 2019

General and administrative expenses were consistent period over period.

International Segment

The following table presents top product sales and net contribution for the International segment for the three months ended March 31, 2020 and 2019 ($ in millions):

	Three Months Ended March 31,		Change
	2020	2019	$ Overall Change	$ Operational Change (3)	$ Currency Change	% Overall Change	% Operational Change (3)	% Currency Change
Total Eye Care	$282.6	$291.8	$(9.2)	$4.8	$(14.0)	(3.2)%	1.6%	(4.8)%
Lumigan®/Ganfort®	80.7	85.1	(4.4)	(0.9)	(3.5)	(5.2)%	(1.1)%	(4.1)%
Ozurdex®	63.8	63.1	0.7	3.2	(2.5)	1.1%	5.1%	(4.0)%
Eye Drops	50.9	55.4	(4.5)	(1.6)	(2.9)	(8.1)%	(2.9)%	(5.2)%
Alphagan®/Combigan®	36.9	37.6	(0.7)	1.2	(1.9)	(1.9)%	3.2%	(5.1)%
Restasis®	11.3	10.4	0.9	1.5	(0.6)	8.7%	14.4%	(5.7)%
Other Eye Care	39.0	40.2	(1.2)	1.4	(2.6)	(3.0)%	3.5%	(6.5)%
Total Medical Aesthetics	249.4	352.8	(103.4)	(96.6)	(6.8)	(29.3)%	(27.4)%	(1.9)%
Facial Aesthetics	227.6	306.8	(79.2)	(73.4)	(5.8)	(25.8)%	(23.9)%	(1.9)%
Botox® Cosmetics	114.4	147.4	(33.0)	(30.6)	(2.4)	(22.4)%	(20.8)%	(1.6)%
Juvederm® Collection	113.1	157.8	(44.7)	(41.3)	(3.4)	(28.3)%	(26.2)%	(2.1)%
Belkyra® (Kybella®)	0.1	1.6	(1.5)	(1.5)	-	(93.8)%	(93.8)%	0.0%
Plastic Surgery	5.4	11.6	(6.2)	(5.8)	(0.4)	(53.4)%	(50.0)%	(3.4)%
Breast Implants	5.2	11.2	(6.0)	(5.6)	(0.4)	(53.6)%	(50.0)%	(3.6)%
Other Plastic Surgery	0.2	0.4	(0.2)	(0.2)	-	(50.0)%	(50.0)%	0.0%
Regenerative Medicine	3.4	3.3	0.1	0.2	(0.1)	3.0%	6.1%	(3.1)%
Alloderm®	1.7	1.6	0.1	0.1	-	n.m.	n.m.	n.m.
Other Regenerative Medicine	1.7	1.7	-	0.1	(0.1)	0.0%	5.9%	(5.9)%
Body Contouring	10.2	28.4	(18.2)	(17.7)	(0.5)	(64.1)%	(62.3)%	(1.8)%
Coolsculpting® Consumables	8.8	17.8	(9.0)	(8.7)	(0.3)	(50.6)%	(48.9)%	(1.7)%
Coolsculpting® Systems & Add On Applicators	1.4	10.6	(9.2)	(9.0)	(0.2)	(86.8)%	(84.9)%	(1.9)%
Skin Care	2.8	2.7	0.1	0.1	-	3.7%	3.7%	0.0%
Botox® Therapeutics and Other	140.2	138.8	1.4	6.0	(4.6)	1.0%	4.3%	(3.3)%
Botox® Therapeutics	89.3	93.9	(4.6)	(1.0)	(3.6)	(4.9)%	(1.1)%	(3.8)%
Asacol®/Delzicol®	7.7	10.3	(2.6)	(2.5)	(0.1)	(25.2)%	(24.3)%	(0.9)%
Constella®	7.1	5.5	1.6	1.7	(0.1)	29.1%	30.9%	(1.8)%
Other Products	36.1	29.1	7.0	7.8	(0.8)	24.1%	26.8%	(2.7)%
Other revenues	19.2	18.1	1.1	1.1	-	6.1%	6.1%	0.0%
Net revenues	$691.4	$801.5	$(110.1)	(84.7)	$(25.4)	(13.7)%	(10.6)%	(3.1)%
Operating expenses:
Cost of sales(1)	117.4	109.7	7.7	12.5	(4.8)	7.0%	11.4%	(4.4)%
Selling and marketing	210.7	237.6	(26.9)	(19.0)	(7.9)	(11.3)%	(8.0)%	(3.3)%
General and administrative	36.3	25.7	10.6	13.1	(2.5)	41.2%	51.0%	(9.8)%
Segment contribution	$327.0	$428.5	$(101.5)	$(91.3)	$(10.2)	(23.7)%	(21.3)%	(2.4)%
Segment margin	47.3%	53.5%				(6.2)%
Segment gross margin(2)	83.0%	86.3%				(3.3)%

(1) Excludes amortization and impairment of acquired intangibles including product rights, as well as indirect cost of sales not attributable to segment results.
(2) Defined as net revenues less segment related cost of sales as a percentage of net revenues.
(3) Defined as overall change excluding foreign exchange impact.

The following table presents our revenue disaggregated by geography for our International segment ($ in millions):

	Three Months Ended March 31,
	2020	2019	$ Overall Change	$ Operational Change	% Overall Change	% Operational Change
Europe	$323.0	$354.4	$(31.4)	$(20.7)	(8.9)%	(5.8)%
Asia Pacific, Middle East and Africa	182.8	250.7	(67.9)	(65.2)	(27.1)%	(26.0)%
Latin America and Canada	161.8	178.2	(16.4)	(4.5)	(9.2)%	(2.5)%
Other*	23.8	18.2	5.6	5.7	30.8%	31.3%
Total International	$691.4	$801.5	$(110.1)	$(84.7)	(13.7)%	(10.6)%
*Includes royalty and other revenue

Net Revenues

Three Months Ended March 31, 2020 and 2019

The decrease in net revenues in the three months ended March 31, 2020 was primarily driven by lower sales of the Company’s Medical Aesthetic products due to the impact of the COVID-19 pandemic particularly in the Asia Pacific region where the impact occurred earlier in the quarter than other regions The declines in the Facial Aesthetic portfolio were due to  decreased demand as a result of national and local government requirements around social distancing, “shelter in place” orders and business closures.

As a result of the COVID-19 pandemic, the Company anticipates a significant decline in the Medical Aesthetics net revenues to continue in the second quarter of 2020.  The overall full year reduction in revenues will be determined by the duration of government restrictions, future economic conditions, and any potential future changes in consumer behavior related to medical aesthetics products, all of which are largely uncertain at this time.

Cost of Sales

Three Months Ended March 31, 2020 and 2019

The increase in cost of sales in the three months ended March 31, 2020 reflects inventory provisions totaling approximately $10.0 million as a result of the COVID-19 pandemic.

Selling and Marketing Expenses

Three Months Ended March 31, 2020 and 2019

The decrease in selling and marketing expenses in the three months ended March 31, 2020 was primarily due to a delay in promotional procedures.

General and Administrative Expenses

Three Months Ended March 31, 2020 and 2019

General and administrative expenses increased $10.6 million in the three months ended March 31, 2020 period over period as a result of an increase in bad debt provisions related to the COVID-19 pandemic.

Corporate

Corporate represents the results of corporate initiatives as well as the impact of select revenues and shared costs.  The following represents the Corporate amounts for the three months ended March 31, 2020 and 2019 ($ in millions):

	Three Months Ended March 31, 2020
	Integration / Divestiture	Non- Acquisition Related Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Other	Revenues and Shared Costs	Total
Net revenues	$-	$-	$-	$-	$-	$51.0	$51.0
Operating expenses:
Cost of sales(1)	2.7	-	24.1	0.2	-	98.4	125.4
Selling and marketing	43.6	0.5	-	0.5	-	-	44.6
General and administrative	27.2	1.2	-	0.1	5.5	221.8	255.8
Contribution	$(73.5)	$(1.7)	$(24.1)	$(0.8)	$(5.5)	$(269.2)	$(374.8)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

	Three Months Ended March 31, 2019
	Integration / Divestiture	Non- Acquisition Related Restructuring	Fair Value Adjustments	Effect of Purchase Accounting	Other	Revenues and Shared Costs	Total
Net revenues	$-	$-	$-	$-	$-	$2.8	$2.8
Operating expenses:
Cost of sales(1)	-	4.6	16.2	0.3	-	56.4	77.5
Selling and marketing	-	(1.8)	-	0.9	-	-	(0.9)
General and administrative	5.4	0.1	-	0.3	11.2	167.2	184.2
Contribution	$(5.4)	$(2.9)	$(16.2)	$(1.5)	$(11.2)	$(220.8)	$(258.0)

(1) Excludes amortization and impairment of acquired intangibles including product rights.

Integration / Divestiture

Three Months Ended March 31, 2020 and 2019

In the three months ended March 31, 2020, AbbVie Transaction-related costs which include legal, consulting and personnel costs were $68.2 million.

Fair Value Adjustments

Fair value adjustments primarily relate to changes in estimated contingent liabilities for future amounts to be paid based on achievement of sales levels for the respective products.

Effect of Purchase Accounting

Three Months Ended March 31, 2020 and 2019

In the three months ended March 31, 2020 and 2019, the Company incurred charges related to the purchase accounting impact on share-based compensation related to the acquisition of Zeltiq Aesthetics, Inc., which increased cost of sales, selling and marketing and general and administrative expenses.

Other

Three Months Ended March 31, 2020 and 2019

In the three months ended March 31, 2020 and 2019, general and administrative costs included legal settlement charges of $4.4 million and $10.4 million, respectively.

Revenues and Shared Costs

Shared costs primarily include above site and unallocated costs associated with running our global manufacturing facilities and corporate general and administrative expenses.

In the three months ended March 31, 2020, the Company recorded milestone revenue related to an on-going intellectual property agreement of $50.0 million.

Three Months Ended March 31, 2020 and 2019

In the three months ended March 31, 2020 and 2019, the Company incurred transactional foreign exchange losses of $36.3 million and $6.8 million, respectively.

Research and Development Expenses

R&D expenses consist predominantly of personnel-related costs, active pharmaceutical ingredient costs, contract research, license and milestone fees, biostudy and facilities costs associated with product development.

R&D expenses consisted of the following in the three months ended March 31, 2020 and 2019 ($ in millions):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Ongoing operating expenses	$413.0	$397.9	$15.1	3.8%
Milestone expenses and upfront license payments	10.8	34.1	(23.3)	(68.3)%
Contingent consideration adjustments, net	2.4	2.5	(0.1)	n.m.
Acquisition accounting fair market value adjustment to share-based compensation	0.1	0.4	(0.3)	(75.0)%
Acquisition, integration, and restructuring charges	3.7	0.1	3.6	n.m.
Total R&D Expenses	$430.0	$435.0	$(5.0)	(1.1)%

Operating Expenses

Three Months Ended March 31, 2020 and 2019

The increase in ongoing operating expenses in the three months ended March 31, 2020 is mainly due to increased product development spending in early stage development programs and for the Gastrointestinal therapeutic areas offset, in part, by lower spending in the Central Nervous System therapeutic areas.

Milestone Expenses and Upfront License Payments

The following represents milestone expenses, asset acquisitions and upfront license payments in the three months ended March 31, 2020 and 2019, respectively ($ in millions):

	Three Months Ended March 31,
	2020	2019
Akarna Therapeutics, Ltd.	$-	$10.0
Other	10.8	24.1
Total	$10.8	$34.1

Amortization

Amortization in the three months ended March 31, 2020 and 2019 was as follows ($ in millions):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Amortization	$1,416.4	$1,399.4	$17.0	1.2%

Three Months Ended March 31, 2020 and 2019

Amortization for the three months ended March 31, 2020 was consistent with the prior year period.

Goodwill, IPR&D and Other Impairments and Asset Sales, Net

Goodwill, IPR&D and other impairments and asset sales, net consisted of the following in the three months ended March 31, 2020 and 2019 ($ in millions):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Goodwill impairments	$913.0	$2,467.0	$(1,554.0)	(63.0)%
Asset sales and impairments, net	148.1	(5.2)	153.3	n.a.

Refer to “NOTE 9 – Goodwill, Product Rights and Other Intangible Assets” for the description of the goodwill impairments and IPR&D impairments that the Company recorded in the three months ended March 31, 2020 and 2019.

Interest Income

Interest income in the three months ended March 31, 2020 and 2019 was as follows ($ in millions):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Interest income	$21.2	$21.3	$(0.1)	(0.5)%

Interest income represents interest earned on cash and cash equivalents and marketable securities held during the respective periods.

Interest Expense

Interest expense consisted of the following in the three months ended March 31, 2020 and 2019 ($ in millions):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Fixed Rate Notes	$161.4	$173.8	$(12.4)	(7.1)%
Euro Denominated Notes	16.1	14.9	1.2	8.1%
Floating Rate Notes	1.9	5.0	(3.1)	(62.0)%
Other	5.1	8.1	(3.0)	(37.0)%
Interest expense	$184.5	$201.8	$(17.3)	(8.6)%

Three Months Ended March 31, 2020 and 2019

Interest expense in the three months ended March 31, 2020 decreased versus the three months ended March 31, 2019 due to scheduled maturities and early debt extinguishment of senior secured notes period-over-period.

Other Income, Net

Other income, net consisted of the following in the three months ended March 31, 2020 and 2019 ($ in millions):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Debt extinguishment other	-	(0.3)	0.3	(100.0)%
Other income, net	(24.9)	14.1	(39.0)	(276.6)%
Other income, net	$(24.9)	$13.8	$(38.7)	(280.4)%

Refer to “NOTE 4 – Other Income / (Expense)” for further details regarding the components of other income, net.

(Benefit) for Income Taxes

(Benefit) for income taxes in the three months ended March 31, 2020 and 2019 was as follows: ($ in millions):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
(Benefit) for income taxes	$(1,866.8)	$(68.6)	$(1,798.2)	n.m.
Effective tax rate	125.5%	2.8%

Three Months Ended March 31, 2020 and 2019

The Company’s effective tax rate for the three months ended March 31, 2020 was a benefit of 125.5%, compared to a benefit of 2.8% for the three months ended March 31, 2019. The effective tax rate for the three months ended March 31, 2020 was favorably impacted by a tax benefit of $1.9 billion related to the decrease of certain deferred tax liabilities. The decrease resulted from the intra-entity transfer of intellectual property between entities under common control. As a result of this transfer, a deferred tax asset of $1.2 billion was recognized for the difference between the tax basis in the buyer’s jurisdiction and the net book value of the intellectual property as reported in the consolidated financial statements. However, based on the Company’s evaluation of the realizability of this deferred tax asset, the Company determined that it is not more-likely-than-not that the $1.2 billion deferred tax asset will be realizable as of March 31, 2020 and therefore this amount was offset by a full valuation allowance. The effective tax rate was unfavorably impacted by the goodwill impairment charge of $913.0 million, for which no tax benefit was recorded.

The effective tax rate for the three months ended March 31, 2019 was favorably impacted by a tax benefit of $91.5 million related to excess tax over book basis in a U.S. subsidiary that will reverse in the foreseeable future. The effective tax rate was unfavorably impacted by a goodwill impairment charge of $2,467.0 million, for which no tax benefit was recorded.

The effective tax rate for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was primarily impacted by a tax benefit recorded in the first quarter of 2020 for the decrease of certain deferred tax liabilities.

Liquidity and Capital Resources

Working Capital Position

Working capital at March 31, 2020 and December 31, 2019 is summarized as follows ($ in millions):

	March 31,	December 31,	Increase
	2020	2019	(Decrease)
Current Assets:
Cash and cash equivalents	$999.5	$2,503.3	$(1,503.8)
Marketable securities	1,618.8	3,411.6	(1,792.8)
Accounts receivable, net	2,800.6	3,192.3	(391.7)
Inventories	1,199.9	1,133.1	66.8
Prepaid expenses and other current assets	855.3	886.4	(31.1)
Total current assets	7,474.1	11,126.7	(3,652.6)
Current liabilities:
Accounts payable and accrued expenses	$5,289.5	$6,348.7	$(1,059.2)
Income taxes payable	73.4	65.1	8.3
Current portion of long-term debt	1,950.7	4,532.5	(2,581.8)
Current portion of lease liability - operating	119.8	124.4	(4.6)
Total current liabilities	7,433.4	11,070.7	(3,637.3)
Working Capital	$40.7	$56.0	$(15.3)
Current Ratio	1.01	1.01

Working capital movements were primarily due to the following:

•	The Company generated cash flows from operations of $116.5 million;
•	The Company paid dividends of $243.5 million; and
•	The Company repaid the scheduled maturities of the $3,026.0 million notes during the quarter ending March 31, 2020.

Cash Flows

The Company’s cash flows are summarized as follows ($ in millions):

	Three Months Ended March 31,
	2020	2019	$ Change
Net cash provided by operating activities	$116.5	$1,234.0	$(1,117.5)
Net cash provided by / (used in) investing activities	$1,679.1	$(104.8)	$1,783.9
Net cash (used in) financing activities	$(3,268.4)	$(1,227.0)	$(2,041.4)

Cash flows from operations represent net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities decreased in the three months ended March 31, 2020 versus the prior year period as a result of legal settlements payments of approximately $900.0 million, which were accrued as of December 31, 2019 and the impact of COVID-19.

The current balance of cash and marketable securities on hand as of March 31, 2020 was $2,618.3 million. While the ultimate duration and recovery period of the COVID-19 pandemic presents inherent challenges to predict with certainty the overall impact on the Company’s liquidity needs, management expects that available cash balances and the remaining 2020 cash flows from operating activities will provide sufficient resources to fund our operating liquidity needs and expected capital expenditure funding requirements for at least the next twelve months. The Company also has the ability to borrow under its existing $1.5 billion revolving credit facility, which should provide sufficient additional resources to meet any further current liquidity needs.  As of March 31, 2020, the Company does not anticipate utilizing the facility to fund liquidity needs.

Investing cash flows for the three months ended March 31, 2020 reflect the net cash from investments of $1,800.0 million. Investing cash flows for the three months ended March 31, 2019 reflect the cash used in acquisitions of businesses of $80.6 million.

Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of ordinary shares, dividend payments and proceeds from the exercise of stock options. Cash used in financing activities in the three months ended March 31, 2020 primarily related to the repayment of indebtedness of $3,031.8 million, and the payment of dividends of $243.5 million.  Cash used in financing activities in the three months ended March 31, 2019 primarily related to the repayment of indebtedness of $159.4 million, the repurchase of ordinary shares of $829.2 million and the payment of dividends of $246.1 million.

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

•	the inherent uncertainty associated with financial projections;
•	fluctuations in our operating results and financial conditions;
•	the adverse impact of substantial debt and other financial obligations on the ability to fulfill and/or refinance debt obligations;
•	the effect of goodwill and intangible assets and resulting impairment testing and impairment charges on our financial condition;
•	our ability to obtain additional debt or raise additional equity on terms that are favorable to us;
•	our ability to retain qualified employees and key personnel;
•	risks related to health epidemics and other outbreaks, including the novel coronavirus (COVID-19);
•	risks associated with cyber-security and vulnerability of our information and employee, customer and business information that we store digitally;
•	our ability to manage environmental liabilities;
•	our ability to continue foreign operations in countries and to maintain global operations;
•	uncertainty related to our dividend plan and share repurchase program;
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

Investment Risk

As of March 31, 2020, our total investments in marketable and equity securities of other companies, including equity method investments, but excluding securities considered cash and cash equivalents, were $1,675.6 million (included in marketable securities and investments and other assets). The fair values of these investments are subject to fluctuations due to volatility of the stock market and changes in general economic conditions.

We regularly review the carrying value of our investments and identify and recognize losses for income statement purposes.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our non-equity investment portfolio. Our cash is invested in money market securities.

Our permitted investments in marketable securities include highly liquid money market securities classified as available-for-sale securities.  No security as of March 31, 2020 has a maturity in excess of one year. These investments include floating rate securities that are exposed to interest rate fluctuations. Because of the short-term nature of these investments, we are subject to minimal interest rate risk and do not believe that an increase in market rates would have a significant negative impact on the value of our portfolio.

Floating Rate Debt

At March 31, 2020, borrowings outstanding under the floating rate notes were $772.2 million. Assuming a one percent increase in the applicable interest rate on the Company’s floating rates notes, annual interest expense would increase by approximately $7.0 million over the next twelve months.

In January 2019, Allergan entered into $500.0 million notional floating to fixed interest rate swaps maturing on March 12, 2020 whereby it fixed the interest rates on $500.0 million floating rate notes due March 12, 2020 to an average interest rate of 3.98%.  The swaps were being accounted for using hedge accounting treatment.  During the quarter ended March 31, 2020, the interest rate swap contracts expired.  For the three months ended March 31, 2020, the corresponding realized gain of $0.8 million was recorded in accumulated other comprehensive income / (loss).

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

The Company is subject to transactions which are denominated in currencies other than the functional currency and therefore movements in exchange rates may impact the results of operations.  Net foreign currency losses reflected in general and administrative expenses were $36.3 million and $6.8 million for the three months ended March 31, 2020 and 2019, respectively.

The currency for Argentina was deemed hyperinflationary in the third quarter of 2018 and is now being accounted for using the Company’s functional currency.  The impact is immaterial to the Company’s operations.

The Company is exposed to foreign exchange risk in its international operations from foreign currency purchases, net investments in foreign subsidiaries, and foreign currency assets and liabilities created in the normal course of business, including its Euro Denominated Notes. In the three months ended March 31, 2020, we used effective net investment hedges to partially offset the effects of foreign currency on our investments in certain of our foreign subsidiaries. The total notional amount of our instruments designated as net investment hedges was $4.9 billion as of March 31, 2020 and $5.0 billion as of December 31, 2019.  During the three months ended March 31, 2020 and March 31, 2019, the impact of the net investment hedges recorded in other comprehensive loss was a loss of $81.0 million and a gain of $110.8 million, respectively, which offset the currency impact within our net investment in subsidiaries which are impacted by their Euro Denominated Notes.

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

As required by SEC Rule 13a-15(b), Allergan plc carried out an evaluation, under the supervision and with the participation of Allergan plc’s management, including Allergan plc’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Allergan plc’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation Allergan plc’s Principal Executive Officer and Principal Financial Officer concluded that Allergan plc’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

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

As required by SEC Rule 13a-15(b), Warner Chilcott Limited carried out an evaluation, under the supervision and with the participation of Warner Chilcott Limited’s management, including Warner Chilcott Limited’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Warner Chilcott Limited’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation Warner Chilcott Limited’s Principal Executive Officer and Principal Financial Officer concluded that Warner Chilcott Limited’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

Changes in Internal Control Over Financial Reporting of Allergan plc and Warner Chilcott Limited

During the quarter ended March 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Allergan plc and Warner Chilcott Limited’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to “PART I, ITEM 3. LEGAL PROCEEDINGS,” of our Annual Report on Form 10-K for the year ended December 31, 2019 and “Legal Matters” in “NOTE 15 — Commitments and Contingencies” in the accompanying “Notes to the Consolidated Financial Statements” in this Quarterly Report.

ITEM 1A.	RISK FACTORS

We face risks related to health epidemics and other outbreaks, including the novel coronavirus (COVID-19), which could significantly disrupt our operations and/or business.

Our global operations expose us to risks associated with public health crises, epidemics and pandemics, such as the novel strain of coronavirus (COVID-19) that originated in China and which has since spread across the globe. Our medical aesthetic portfolio of products are particularly susceptible to local and national government restrictions, such as social distancing, “shelter in place” orders and business closures, due to the economic and logistical impacts these measures have on consumer demand as well as the practitioners’ ability to administer such procedures.  The inability to perform such procedures may cause liquidity issues resulting in the inability of our customers to pay receivables.  While the Company has recently observed, particularly in certain Asia Pacific international markets, early signs of some recovery of the global medial aesthetic business and anticipates that the recovery will continue to occur during the second half of 2020, the extent and duration of these logistical impediments and any reduced demand and the corresponding decreased sales is uncertain. Capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that this can lead to a local and/or global economic recession. Such economic disruption could adversely impact our business.

Parts of our direct and indirect supply chain are also located in areas which have experienced outbreaks of COVID-19 and are accordingly subject to disruption or product contamination. For instance, certain raw materials (including API, other chemicals, packaging components, and electronic components) used in the manufacture of certain of our commercial products including Ubrelvy® and Coolsculpting®, and for certain of our products currently in development, are manufactured in China. Quarantines for COVID-19 could impact personnel at third party manufacturing facilities, or the availability or cost of materials, which would further disrupt our supply chain. In addition, our current and future clinical trials may be affected by the COVID-19 outbreak. Due to the COVID-19 pandemic, certain clinical sites have temporarily suspended enrolling new patients.  We are taking measures to mitigate any potential delays in clinical trials, but it is possible that the timing of these trials and anticipated launch dates of the related projects may be impacted.  Also, we have suspended face to face sales meetings and the Company’s sales teams have been working remotely during the COVID-19 pandemic.  Our sales teams continue to work with customers to provide sufficient levels of support and detailing.  Additionally, we will continue to assess variable sales and marketing expenses, such as direct to consumer advertising, as a result of the COVID-19 pandemic

The global outbreak of COVID-19 continues to evolve and the extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including the duration of the outbreak, travel restrictions imposed by countries, business closures or business disruption globally, a reduction in time spent out of home, less consumer spending, and the actions taken throughout the world, including in our markets, to contain COVID-19 or treat its impact. As a result, especially in the near term, COVID-19 may have an adverse impact on our operations, supply chains, clinical trials and distribution systems, as well as on our business, financial condition, including goodwill and intangible assets, and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities; Uses of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2020, we repurchased 283,034 of Allergan plc’s Ordinary Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and directors.  On January 29, 2019, the Company announced that its Board of Directors approved a $2.0 billion share repurchase program, all of which remained outstanding as of March 31, 2020.

Period	Total Number of Shares Purchased	Total Number of Shares Purchased to Satisfy Tax Withholdings	Average Price Paid per Share	Total Number of Shares Purchased as Part of Share Repurchase Program	Average Price Paid per Share as Part of Share Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program ($ in millions)
January 1 - 31, 2020	2,687	2,687	$190.77	-	$-	$2,000.0
February 1 - 28, 2020	2,746	2,746	$190.22	-	$-	$2,000.0
March 1 - 31, 2020	277,601	277,601	$192.22	-	$-	$2,000.0
January 1 - March 31, 2020	283,034	283,034	$193.41	-	$-

ITEM 6.	EXHIBITS

Reference is hereby made to the Exhibit Index below.

EXHIBIT INDEX

Exhibit	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. of the Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Scheme Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Label Definition Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

#	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2020.

ALLERGAN PLC WARNER CHILCOTT LIMITED

By:	/s/ Matthew M. Walsh
Name:	Matthew M. Walsh
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ James C. D’Arecca
Name:	James C. D’Arecca
Title:	Chief Accounting Officer (Principal Accounting Officer)